Form 10-Q
period 2010-09-30
CIT GROUP INC
filed 2010-11-09
CIK 1171825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

|X|	Quarterly Report Pursuant to Section 13 or 15(d) or	| |	Transition Report Pursuant to Section 13 or 15(d)
	of the Securities Exchange Act of 1934		of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

As of October 31, 2010 there were 200,250,036 shares of the registrant’s common stock outstanding.

Part One—Financial Information

ITEM 1. Consolidated Financial Statements

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited) (dollars in millions – except share data)

	September 30,	December 31,
	2010	2009

		Revised

Assets
Cash and due from banks	$714.2	$1,289.5
Interest bearing deposits, including restricted balances of $1,588.1 at September 30, 2010 and $1,420.7 at December 31, 2009(1)	10,463.8	8,536.4
Trading assets at fair value - derivatives	45.2	44.1
Assets held for sale(1)	887.7	343.8
Loans (see Note 4 for amounts pledged)	26,753.4	34,879.1
Allowance for loan losses	(397.1)	–

Total loans, net of allowance for loan losses(1)	26,356.3	34,879.1
Operating lease equipment, net (see Note 4 for amounts pledged)(1)	10,964.5	10,910.0
Unsecured counterparty receivable	682.5	1,094.5
Goodwill	255.1	255.1
Intangible assets, net	136.3	225.1
Other assets	2,476.4	2,451.5

Total Assets	$52,982.0	$60,029.1

Liabilities
Deposits	$4,788.6	$5,218.6
Trading liabilities at fair value - derivatives	123.0	41.9
Credit balances of factoring clients	959.2	892.9
Other liabilities	2,339.7	2,211.3
Long-term borrowings, including $3,942.9 and $4,629.5 contractually due within
twelve months at September 30, 2010 and December 31, 2009, respectively	35,940.7	43,263.0

Total Liabilities	44,151.2	51,627.7

Stockholders’ Equity
Common stock: $0.01 par value, 600,000,000 authorized
Issued: 200,374,631 at September 30, 2010 and 200,035,561 December 31,	2.0	2.0
2009 Outstanding: 200,250,036 at September 30, 2010 and 200,035,561 at
December 31, 2009
Paid-in capital	8,426.6	8,398.0
Retained earnings	403.9	–
Accumulated other comprehensive income	1.1	–
Treasury stock: 124,595 shares at September 30, 2010 at cost	(4.0)	–

Total Common Stockholders’ Equity	8,829.6	8,400.0
Noncontrolling minority interests	1.2	1.4

Total Equity	8,830.8	8,401.4

Total Liabilities and Equity	$52,982.0	$60,029.1

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

Assets
Interest bearing deposits, restricted	$772.4	$655.3
Assets held for sale	321.3	6.6
Total loans, net of allowance for loan losses (see Note 4 for amounts pledged)	12,661.1	13,501.9
Operating lease equipment, net	2,754.4	3,689.8

Total Assets	$16,509.2	$17,853.6

Liabilities
Beneficial interests issued by consolidated VIEs – (long-term borrowings)	$11,350.3	$13,662.7

Total Liabilities	$11,350.3	$13,662.7

See Notes to Consolidated Financial Statements.

CIT GROUP INC. AND SUBSIDIARIES

Consolidated Statements of Operation (Unaudited) (dollars in millions - except per share data)

	Quarters Ended September 30,		Nine Months Ended September 30,

	CIT 2010	Predecessor CIT 2009	CIT 2010	Predecessor CIT 2009

Interest income
Interest and fees on loans	$809.5	$549.6	$2,884.7	$1,784.7
Interest and dividends on investments	6.2	7.0	18.0	26.0

Interest income	815.7	556.6	2,902.7	1,810.7

Interest expense
Interest on long-term borrowings	(706.9)	(648.0)	(2,300.2)	(1,876.9)
Interest on deposits	(25.3)	(45.8)	(77.5)	(107.6)

Interest expense	(732.2)	(693.8)	(2,377.7)	(1,984.5)

Net interest revenue	83.5	(137.2)	525.0	(173.8)
Provision for credit losses	(165.2)	(701.8)	(636.0)	(1,825.7)

Net interest revenue, after credit provision	(81.7)	(839.0)	(111.0)	(1,999.5)

Other income
Rental income on operating leases	398.4	471.7	1,236.3	1,420.4
Other	269.4	(166.8)	760.3	(177.6)

Total other income	667.8	304.9	1,996.6	1,242.8

Total revenue, net of interest expense and
credit provision	586.1	(534.1)	1,885.6	(756.7)

Other expenses
Depreciation on operating lease equipment	(161.7)	(282.6)	(512.9)	(851.2)
Operating expenses	(228.8)	(249.7)	(767.2)	(706.2)
Goodwill and intangible assets impairment
charges	–	–	–	(692.4)

Total other expenses	(390.5)	(532.3)	(1,280.1)	(2,249.8)

Income before provision for income taxes	195.6	(1,066.4)	605.5	(3,006.5)
Provision for income taxes	(64.2)	33.1	(187.2)	12.4

Net income (loss) before preferred stock dividends	131.4	(1,033.3)	418.3	(2,994.1)
Preferred stock dividends and amortization of
discount	–	(41.2)	–	(163.2)

Net income before attribution of noncontrolling
interests	131.4	(1,074.5)	418.3	(3,157.3)
Net (income) loss attributable to noncontrolling
interests, after tax	0.1	–	–	0.2

Net income (loss) available (attributable) to
common shareholders	$131.5	$(1,074.5)	$418.3	$(3,157.1)

Basic earnings per common share	$0.66	$(2.74)	$2.09	$(8.08)
Diluted earnings per common share	$0.66	$(2.74)	$2.09	$(8.08)
Average number of common shares - basic
(thousands)	200,323	392,195	200,147	390,614
Average number of common shares - diluted
(thousands)	200,668	392,195	200,464	390,614
Cash dividends per common share	–	–	–	0.02

See Notes to Consolidated Financial Statements.

CIT GROUP INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity (Unaudited) (dollars in millions)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Treasury Stock	Noncontrolling Interest in Subsidiaries	Total Stockholders’ Equity

December 31, 2009	$2.0	$8,398.0	$–	$–	$–	$1.4	$8,401.4
Adoption of new accounting
pronouncement	–	–	(14.4)	–	–	–	(14.4)
Net income	–	–	418.3	–	–	–	418.3
Foreign currency translation
adjustments	–	–	–	0.6	–	–	0.6
Unrealized gain on available for sale
equity investments, net	–	–	–	0.8	–	–	0.8

Minimum pension liability adjustment	–	–	–	(0.3)	–	–	(0.3)

Total comprehensive income							419.4

Restricted stock and
stock option expenses	–	28.6	–	–	(4.0)	–	24.6
Distribution of earnings and capital	–	–	–	–	–	(0.2)	(0.2)

September 30, 2010	$2.0	$8,426.6	$403.9	$1.1	$(4.0)	$1.2	$8,830.8

See Notes to Consolidated Financial Statements.

CIT GROUP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited) (dollars in millions)

	Nine Months Ended September 30,

	CIT 2010	Predecessor CIT 2009

Cash Flows From Operations
Net income (loss) before preferred stock dividends

$

	418.3	$(2,993.9)
Adjustments to reconcile net income (loss) to net cash flows from operations:
Provision for credit losses	636.0	1,825.7
Net depreciation, amortization and (accretion)	(366.8)	1,055.5
Goodwill and intangible assets impairment charges	–	692.4
(Gains) loss on equipment, receivable and investment sales	(331.0)	514.3
Provision (benefit) for deferred income taxes	109.2	(2.9)
Decrease in finance receivables held for sale	13.1	19.4
Warrant fair value adjustment	–	(70.6)
Gain on debt and debt-related derivative extinguishments	–	(207.2)
Increase in other assets	(355.2)	(1.2)
Increase in accrued liabilities and payables	157.6	560.4

Net cash flows provided by operations	281.2	1,391.9

Cash Flows From Investing Activities
Finance receivables extended and purchased	(13,791.5)	(21,457.7)
Principal collections of finance receivables and investments	19,439.7	23,633.0
Proceeds from asset and receivable sales	3,912.5	1,850.0
Purchases of assets to be leased and other equipment	(867.6)	(1,177.3)
Net decrease (increase) in short-term factoring receivables	346.4	(120.5)
Change in restricted cash	(167.4)	1,198.4
Net proceeds from sale of discontinued operation	–	44.2

Net cash flows provided by investing activities	8,872.1	3,970.1

Cash Flows From Financing Activities
Proceeds from the issuance of term debt	2,662.9	7,966.7
Repayments of term debt	(10,266.3)	(17,181.9)
Net (decrease) increase in deposits	(401.9)	2,606.9
Net repayments of non-recourse leveraged lease debt	(17.7)	(28.6)
Collection of security deposits and maintenance funds	542.2	700.1
Repayment of security deposits and maintenance funds	(487.8)	(637.3)
Cash dividends paid	–	(91.3)
Other	–	(53.3)

Net cash flows used in financing activities	(7,968.6)	(6,718.7)

Increase (decrease) in unrestricted cash and cash equivalents	1,184.7	(1,356.7)
Unrestricted cash and cash equivalents, beginning of period	8,405.2	6,263.3

Unrestricted cash and cash equivalents, end of period	$9,589.9	$4,906.6

Supplementary Cash Flow Disclosure
Interest paid	$2,092.4	$1,820.0
Federal, foreign, state and local income taxes collected, net	$3.1	$(75.9)
Supplementary Non Cash Flow Disclosure
Net transfer of finance receivables from held for investment to held for sale	$2,082.7	$458.3

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

On November 1, 2009, CIT Group Inc. (“Predecessor CIT”) and CIT Group Funding Company of Delaware LLC (“Delaware Funding” and together with Predecessor CIT, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”). As a result of the Debtors’ emergence from bankruptcy and implementation of the Modified Second Amended Prepackaged Reorganization Plan of Debtors (the “Plan”) on December 10, 2009 (the “Emergence Date”), CIT Group Inc. (“Successor CIT”) became a new reporting entity for financial reporting purposes, effective December 31, 2009 (the “Convenience Date”), with a new basis in identifiable assets and liabilities assumed, a new capital structure and no retained earnings or accumulated losses. Predecessor CIT’s Consolidated Statements of Operation for the quarter and nine months ended September 30, 2009 and Cash Flows for the nine months ended September 30, 2009 are not comparable to the consolidated financial statements for the respective 2010 periods and are presented separately from Successor CIT. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (Form 10-K), Note 1 and Note 2 for additional Fresh Start Accounting (“FSA”) and reorganization information.

The terms “CIT” and “Company”, when used with respect to periods commencing after emergence from bankruptcy, are references to Successor CIT and when used with respect to periods prior to emergence, are references to Predecessor CIT. These references include subsidiaries of Successor CIT or Predecessor CIT, unless otherwise indicated or the context requires otherwise.

The consolidated financial statements include effects of adopting FSA upon emergence from bankruptcy, as required by generally accepted accounting principles in the United States of America (“GAAP”). In applying FSA, the Company designated December 31, 2009 as a convenience date (the (“Convenience Date”) for recording fair value adjustments to assets, liabilities and equity. Accretion and amortization of certain FSA adjustments are included in the Statement of Operations for the quarter and nine months ended September 30, 2010.

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

Accounting Pronouncements

In January 2010, FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820). This update enhances disclosures about (1) different classes of assets and liabilities measured at fair value, (2) valuation techniques and inputs used, (3) transfers between Levels 1, 2, and 3, and (4) activity in Level 3 fair value measurements. Except for the detailed Level 3 rollforward disclosures, this guidance was adopted and did not have a material impact on the Company’s financial statement disclosures. Disclosure of activity in Level 3 fair value measurements is effective for fiscal years and interim periods beginning after December 15, 2010.

In July 2010, the Company adopted Accounting Standards Update 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset (Topic 310) which provides guidance concerning whether an individual loan that is part of a pool of loans accounted for as a single asset should be removed from the pool upon modifications that would otherwise qualify as a troubled debt restructuring. The adoption of this update did not materially impact the Company’s financial condition and results of operations.

In July 2010, the FASB issued Accounting Standards Update 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which provides guidance that will require enhanced disclosures surrounding the credit characteristics of the Company’s loan portfolio. Under the new guidance, the Company will be required to disclose its accounting policies, the methods it uses to determine the components of the allowance for credit losses, and qualitative and quantitative information about the credit risk inherent in the loan portfolio, including additional information on certain types of loan modifications. For the Company, the new disclosures are effective for the 2010 Annual Report on Form 10-K. The new disclosures on the rollforward of the allowance for credit losses and the new disclosures about troubled debt modifications are effective for the first quarter 2011 Form 10-Q. The adoption of this guidance will affect CIT’s disclosures of loans and not its financial condition or results of operations.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – PRIOR PERIOD REVISIONS

In preparing the consolidated financial statements for the quarter ended September 30, 2010, the Company discovered and corrected immaterial errors that impacted the 2010 first and second quarter results and had a de minimis impact on the post-emergence December 31, 2009 balance sheet. The net effect of these errors was an understatement of pre-tax income totaling $34.3 million and $22.5 million for the quarters ended June 30 and March 31, 2010, respectively, and goodwill totaling $15.7 million at December 31, 2009. While the adjustments were primarily related to the complexities of FSA and the accounting for the related activity, some other errors were identified as well. While these errors did not, individually or in the aggregate, result in a material misstatement of the Company’s previously issued consolidated financial statements, correcting these items in the third quarter would have been material to the third quarter results. Accordingly, management has revised in this filing and will revise in its 2010 Form 10-K and its subsequent quarterly filings on Form 10-Q, its previously reported December 31, 2009 balance sheet and March 31, 2010 and June 30, 2010 Consolidated Statements of Operations. All comparison to those periods and year to date 2010 reflect the revised amounts.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Consolidated Statement of Operations for the noted quarter and six month periods are revised as follows:

	Quarter Ended June 30, 2010			Quarter Ended March 31, 2010			Six Months Ended June 30, 2010

	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Interest income
Interest and fees on
loans(1)	$987.2	$6.4	$993.6	$1,043.5	$38.1	$1,081.6	$2,030.7	$44.5	$2,075.2
Interest and dividends on
investments	6.3	–	6.3	5.5	–	5.5	11.8	–	11.8

Total interest income	993.5	6.4	999.9	1,049.0	38.1	1,087.1	2,042.5	44.5	2,087.0

Interest expense
Interest on long-term
borrowings(2)	(784.7)	(1.3)	(786.0)	(807.7)	0.4	(807.3)	(1,592.4)	(0.9)	(1,593.3)

Interest on deposits(3)	(28.9)	3.6	(25.3)	(30.1)	3.2	(26.9)	(59.0)	6.8	(52.2)

Total interest expense	(813.6)	2.3	(811.3)	(837.8)	3.6	(834.2)	(1,651.4)	5.9	(1,645.5)

Net interest revenue	179.9	8.7	188.6	211.2	41.7	252.9	391.1	50.4	441.5

Provision for credit losses(4)	(260.7)	16.4	(244.3)	(186.6)	(39.9)	(226.5)	(447.3)	(23.5)	(470.8)

Net interest revenue, after
credit provision	(80.8)	25.1	(55.7)	24.6	1.8	26.4	(56.2)	26.9	(29.3)

Other income
Rental income on
operating leases	419.7	–	419.7	418.2	–	418.2	837.9	–	837.9

Other(5),(6)	330.6	8.9	339.5	132.2	19.2	151.4	462.8	28.1	490.9

Total other income	750.3	8.9	759.2	550.4	19.2	569.6	1,300.7	28.1	1,328.8

Other expenses
Depreciation on operating
lease equipment	(179.0)	0.5	(178.5)	(173.5)	0.8	(172.7)	(352.5)	1.3	(351.2)
Operating expenses	(277.0)	(0.2)	(277.2)	(261.9)	0.7	(261.2)	(538.9)	0.5	(538.4)

Total other expenses	(456.0)	0.3	(455.7)	(435.4)	1.5	(433.9)	(891.4)	1.8	(889.6)

Income before provision for
income taxes	213.5	34.3	247.8	139.6	22.5	162.1	353.1	56.8	409.9

Provision for income taxes(7)	(71.1)	(5.0)	(76.1)	(42.5)	(4.4)	(46.9)	(113.6)	(9.4)	(123.0)

Net income before attribution of
noncontrolling interests	142.4	29.3	171.7	97.1	18.1	115.2	239.5	47.4	286.9
Net (income) loss attributable to
noncontrolling interests, after
tax	(0.3)	–	(0.3)	0.2	–	0.2	(0.1)	–	(0.1)

Net income	$142.1	$29.3	$171.4	$97.3	$18.1	$115.4	$239.4	$47.4	$286.8

Basic earnings per common
share	$0.71	$0.15	$0.86	$0.49	$0.09	$0.58	$1.20	$0.23	$1.43
Average number of common
shares - basic (thousands)	200,075		200,075	200,040		200,040	200,057		200,057
Diluted earnings per common
share	$0.71	$0.14	$0.85	$0.49	$0.09	$0.58	$1.19	$0.24	$1.43
Average number of common
shares - diluted (thousands)	200,644		200,644	200,076		200,076	200,359		200,359

(1) As noted in the Company’s June 30, 2010 Form 10-Q, in the 2010 second quarter the Company corrected certain 2010 first quarter accretion-related errors associated with performing loans in the Corporate Finance and Transportation Finance segments. In connection with these revisions, $10.9 million of accretion income that had been incorrectly reported in the second quarter is now correctly reported in the first quarter. In addition, these revisions include corrections of certain other accretion-related errors identified in the quarter ended September 30, 2010, associated with an additional group of Corporate Finance segment loans for which accretion income had not been correctly recorded in the quarters ended March 31 and June 30, 2010.

(2) Interest expense on long-term borrowings has been revised to correct the duplicative recognition of certain interest charges in the quarters ended March 31 and June 30, 2010.

(3) Interest on deposits has been revised to remove amortization of capitalized broker deposit fees that should have been written off at December 31, 2009 in conjunction with the application of FSA.

(4) The Provision for credit losses has been revised principally to correct the inappropriate utilization of approximately $35 million of non-accretable discount in the first quarter of 2010 to offset loan impairments that should have been charged to provision for credit losses in that quarter, as well as reverse approximately $10 million of impairment charges taken in the second quarter of 2010 that should not have been recognized after re-establishing the aforementioned non-accretable discount.

(5) Other income has been revised upward in the first and second quarters of 2010 to record fees earned on a Vendor Finance liquidating portfolio that had been incorrectly deferred.

(6) Other income has been increased in the first quarter of 2010, and decreased in the second quarter, to correct errors in the recording of gains on certain asset sales as well as gains associated with certain derivative financial instruments.

(7) Provision for income taxes was increased as a result of recording these adjustments.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The impact of revising the Consolidated Balance Sheets is as follows:

	At June 30, 2010			At March 31, 2010			At December 31, 2009

	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Assets

Total cash and deposits	$10,666.4	$–	$10,666.4	$10,015.6	$–	$10,015.6	$9,825.9	$–	$9,825.9
Trading assets at fair
value - derivatives	216.1	–	216.1	93.5	–	93.5	44.1	–	44.1
Assets held for sale	572.5	–	572.5	1,368.8	–	1,368.8	343.8	–	343.8
Loans(1)	28,883.2	46.3	28,929.5	32,025.7	31.1	32,056.8	34,865.8	13.3	34,879.1
Allowance for loan
losses(2)	(337.8)	10.0	(327.8)	(180.8)	(6.3)	(187.1)	–	–	–

Total loans, net of
allowance for loan
losses	28,545.4	56.3	28,601.7	31,844.9	24.8	31,869.7	34,865.8	13.3	34,879.1
Operating lease
equipment, net	10,950.7	1.4	10,952.1	10,931.0	0.8	10,931.8	10,910.0	–	10,910.0
Goodwill and
intangible assets, net(3)	407.9	15.7	423.6	440.9	15.7	456.6	464.5	15.7	480.2
Unsecured counterparty
receivable	818.7	–	818.7	914.6	–	914.6	1,094.5	–	1,094.5
Other assets(4)	2,739.1	(25.1)	2,714.0	2,451.2	(28.9)	2,422.3	2,480.5	(29.0)	2,451.5

Total assets	$54,916.8	$48.3	$54,965.1	$58,060.5	$12.4	$58,072.9	$60,029.1	$–	$60,029.1

Liabilities
Deposits	$4,708.9	$–	$4,708.9	$4,853.6	$–	$4,853.6	$5,218.6	$–	$5,218.6
Trading liabilities at
fair value - derivatives	46.9	–	46.9	55.7	–	55.7	41.9	–	41.9
Credit balances of
factoring clients	877.3	–	877.3	881.1	–	881.1	892.9	–	892.9
Other liabilities	2,373.3	0.9	2,374.2	2,372.0	(1.7)	2,370.3	2,211.3	–	2,211.3
Total long-term
borrowings	38,276.5	–	38,276.5	41,369.1	–	41,369.1	43,263.0	–	43,263.0

Total liabilities	46,282.9	0.9	46,283.8	49,531.5	(1.7)	49,529.8	51,627.7	–	51,627.7

Equity
Stockholders’ equity
Common stock	2.0	–	2.0	2.0	–	2.0	2.0	–	2.0
Paid-in capital	8,419.1	–	8,419.1	8,403.8	–	8,403.8	8,398.0	–	8,398.0
Accumulated
earnings(5)	225.0	47.4	272.4	82.9	18.1	101.0	–	–	–
Accumulated other
comprehensive (loss)
income	(9.7)	–	(9.7)	39.2	(4.0)	35.2	–	–	–

Treasury stock, at cost	(4.0)	–	(4.0)	(0.1)	–	(0.1)	–	–	–

Total common
stockholders’ equity	8,632.4	47.4	8,679.8	8,527.8	14.1	8,541.9	8,400.0	–	8,400.0
Noncontrolling interests	1.5	–	1.5	1.2	–	1.2	1.4	–	1.4

Total equity	8,633.9	47.4	8,681.3	8,529.0	14.1	8,543.1	8,401.4	–	8,401.4

Total liabilities and
equity	$54,916.8	$48.3	$54,965.1	$58,060.5	$12.4	$58,072.9	$60,029.1	$–	$60,029.1

Book Value Per Common Share
Book value per
common share	$43.11	$0.23	$43.34	$42.63	$0.07	$42.70	$41.99	$–	$41.99
Tangible book value
per common share	$41.07	$0.16	$41.23	$40.43	$(0.01)	$40.42	$39.67	$(0.08)	$39.59

(1) The outstanding loan balance has been revised principally to correct the understatement of accretion in the first and second quarters of 2010.

(2) The allowance for loan losses has been revised to correct the inappropriate utilization of non-accretable discount in the first quarter of 2010, as discussed in footnote 4 to the previous table, revised Consolidated Statement of Operations.

(3) Revisions to Goodwill correspond to a correction of an understatement of loans at fair value in FSA as well as a correction of erroneously capitalized broker deposit fees that should have been charged off at December 31, 2009. As stockholders' equity was stated at fair value at December 31, 2009, as required by FSA, the net effect of the aforementioned corrections was an adjustment to Goodwill.

These revisions to Goodwill include an additional $12 million correction as compared to the correction described in the Company’s October 26, 2010 Earnings Release included in the Current Report on Form 8-K filed that same date.

(4) Other assets decreased due to the write-off of fees.

(5) Accumulated earnings increased due to the adjustment to net income in the first and second quarters.

There was no impact to the Company’s actual cash balances as a result of these adjustments, and the adjustments do not change the net cash flows from operating, investing, or financing activities.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS AND RESERVE FOR CREDIT LOSSES

The following table presents segment loans and leases held for investment, based on obligor location:

Loans (dollars in millions)

	September 30, 2010			December 31, 2009(1)

	Domestic	Foreign	Total	Domestic	Foreign	Total

Corporate Finance	$7,186.3	$2,065.9	$9,252.2	$9,611.2	$2,563.7	$12,174.9
Transportation Finance	1,306.4	300.6	1,607.0	1,528.7	325.0	1,853.7
Trade Finance	2,398.3	207.2	2,605.5	2,602.6	388.4	2,991.0
Vendor Finance	2,737.3	2,345.0	5,082.3	4,351.8	3,824.0	8,175.8
Consumer	8,188.4	18.0	8,206.4	9,664.3	19.4	9,683.7

Total	$21,816.7	$4,936.7	$26,753.4	$27,758.6	$7,120.5	$34,879.1

(1)	Certain balances have been revised from previously reported amounts. See Note 2 – Prior Period Revisions for details.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table contains information about impaired finance receivables and the related reserve for credit losses. The Company excludes consumer loans and small-ticket loan and lease receivables that have not been modified in a troubled debt restructuring, as well as short-term factoring receivables, from its impaired finance receivables disclosures as charge-offs are typically determined and recorded for such loans when they are more than 150-180 days past due. For purposes of this presentation, finance receivables that were identified as impaired at the Convenience Date and impaired loans identified in 2010 are presented separately below. The Company is applying the income recognition and disclosure guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality) to loans considered impaired in FSA. The net investment of loans under the guidance of ASC 310-30 was $1,040.3 million at September 30, 2010.

Impaired Finance Receivables / Reserve for Credit Losses, at or for the Nine Months Ended September 30, 2010 (dollars in millions)

	Total	2010 Impaired Loans	Loans Impaired at December 31, 2009 and prior

Impaired finance receivables	$1,978.2	$1,051.0	$927.2
Impaired finance receivables with specific allowance	269.0	171.6	97.4
Specific allowance for impaired receivables	58.4	31.6	26.8
Impaired finance receivables with no specific allowance	1,709.2	879.4	829.8
Average investment in impaired finance receivables	1,769.5	564.5	1,205.0

The Company’s policy is to review finance receivables greater than $500,000 that are placed on non-accrual status for impairment. Consumer loans and small-ticket loan and lease receivables that have not been modified in a troubled debt restructuring, as well as short-term factoring receivables, are excluded from impaired finance receivables in the table above, but are included in reported non-accrual balances. The following table sets forth non-performing assets, which includes non-accrual loans and assets received in satisfaction of loans (repossessed assets). Non-accrual loans include loans greater than $500,000 that are individually evaluated and determined to be impaired, and loans less than $500,000 that are delinquent (generally for more than 90 days). The table excludes approximately $24 million of non-accrual loans that are classified as held for sale.

Non-performing assets (dollars in millions)

	September 30, 2010	December 31, 2009

Non-accrual loans	$2,025.3	$1,574.4
Assets received in satisfaction of loans	34.4	36.3

Total non-performing assets	$2,059.7	$1,610.7

Government-guaranteed accruing loans past due 90 days or more	$420.5	$480.7
Other accruing loans past due 90 days or more	2.7	89.4

Total accruing loans past due 90 days or more	$423.2	$570.1

At September 30, 2010 and December 31, 2009, there were $19.9 million and $14.8 million, respectively, of commitments to lend additional funds to borrowers whose loan terms have been modified in troubled debt restructurings.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2010, the remaining principal balance of finance receivables that were considered impaired in FSA was $1,638.9 million. Approximately $1,373 million of these loans are non-accrual at September 30, 2010.

The following table presents the changes to the accretable discount related to loans accounted for under ASC 310-30-5 (loans acquired with deteriorated credit quality) since December 31, 2009.

Accretable discount activity for loans accounted for under ASC 310-30-5 at Emergence Date (dollars in millions):

	Quarter ended September 30, 2010	Nine months ended September 30, 2010

Accretable discount, beginning of the period	$223.0	$454.8
Accretion	(2.5)	(37.6)
Disposals/transfers	(31.6)	(228.3)

Accretable discount, end of period	$188.9	$188.9

Changes in Allowance for Loan Losses (dollars in millions)

	Quarters Ended				Nine Months Ended

	CIT			Predecessor CIT	CIT	Predecessor CIT
	September 30, 2010	June 30, 2010(1)	March 31, 2010(1)	September 30, 2009	September 30, 2010	September 30, 2009

Balance, beginning of period	$327.8	$187.1	$–	$1,538.4	$–	$1,096.2

Provision for credit losses	165.2	244.3	226.5	701.8	636.0	1,825.7
Change relating to new
accounting pronouncement	–	–	39.7	–	39.7	–
Changes relating to sales,
foreign currency translation, other	4.7	2.7	(3.3)	(0.9)	4.1	(13.6)

Net additions	169.9	247.0	262.9	700.9	679.8	1,812.1

Gross charge-offs	(111.4)	(113.3)	(77.9)	(898.7)	(302.6)	(1,601.7)
Recoveries (2)	10.8	7.0	2.1	22.6	19.9	56.6

Net charge-offs	(100.6)	(106.3)	(75.8)	(876.1)	(282.7)	(1,545.1)

Balance, end of period	$397.1	$327.8	$187.1	$1,363.2	$397.1	$1,363.2

(1)	Certain balances have been revised from previously reported amounts. See Note 2 – Prior Period Revisions for details.

(2)	Recoveries for the three months ended September 30, June 30, and March 31, 2010, respectively do not include $51.8 million, $113.1 million and $44.0 million and for the nine months ended September 30, 2010 do not include$208.9 million of recoveries on accounts that were charged-off pre-FSA, which are included in Other Income.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – LONG-TERM BORROWINGS

Outstanding Long-term Borrowings (dollars in millions)

	September 30, 2010			December 31, 2009

	CIT Group Inc.	Subsidiaries	Total	Total

Secured borrowings	$–	$11,535.1	$11,535.1	$14,346.5
Secured credit facility and expansion credit facility	198.3	2,845.9	3,044.2	7,716.6
Senior unsecured notes	85.9	123.5	209.4	268.1
Series A Notes	18,959.1	–	18,959.1	18,733.6
Series B Notes	–	2,192.9	2,192.9	2,198.2

Total debt	$19,243.3	$16,697.4	$35,940.7	$43,263.0

Secured Borrowings

Set forth below are borrowings and pledged assets primarily owned by consolidated special purpose entities. Creditors of these special purpose entities received ownership and/or security interests in the assets. These special purpose entities are intended to be bankruptcy remote so that such assets are not available to creditors of CIT or any affiliates of CIT. These transactions do not meet accounting requirements for sales treatment and are recorded as secured borrowings. Except as otherwise noted, pledged assets listed below are not included in the collateral available to lenders under the Amended First Lien Facility, Series A Notes or Series B Notes described below.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Secured Borrowings and Pledged Assets (dollars in millions)

	September 30, 2010		December 31, 2009
	Secured Borrowing	Assets Pledged	Secured Borrowing	Assets Pledged

Education trusts and conduits (student loans)	$4,435.9	$5,648.4	$5,864.3	$6,864.7
Goldman Sachs TRS(1)	1,850.4	2,769.2	2,552.7	3,429.6
Vendor finance(2)	699.1	934.7	1,120.7	1,589.4
Equipment lease securitizations (Vendor)	915.3	1,015.6	706.0	762.2
Trade Finance	550.0	1,682.6	–	–
Canadian equipment receivables financing	435.3	509.9	543.0	557.6
Corporate finance (energy project finance)(6)	–	–	288.9	305.0
Corporate finance (SBL)(2)	247.8	282.7	–	–

Subtotal – Finance Receivables	9,133.8	12,843.1	11,075.6	13,508.5

ECA financing (Aero)(3)	1,243.8	1,370.9	1,097.4	1,212.2
Transportation Finance – Rail	150.1	146.6	907.4	1,276.7
Goldman Sachs TRS (Aero)	537.1	1,128.7	582.2	1,154.3
Other structures	108.0	131.0	61.2	69.8

Subtotal – Equipment under operating leases	2,039.0	2,777.2	2,648.2	3,713.0

Corporate finance (energy project finance)(6)	286.5	319.1	–	–
Vendor finance(4)	–	–	469.8	903.3
FHLB borrowings (Consumer)(5)	75.8	133.0	152.9	150.8

Total	$11,535.1	$16,072.4	$14,346.5	$18,275.6

(1) September 30, 2010 Financing is secured by $2.0 billion corporate finance receivables, $0.6 billion student loans, and $0.2 billion small business lending loans.

(2) Includes repurchase of assets previously sold or securitized and the associated secured debt.

(3) Secured aircraft financing facility for the purchase of specified Airbus aircraft.

(4) International facilities collateralized by local assets.

(5) Collateralized with Government Debentures and Certificates of Deposit.

(6) Finance receivables were transferred to Assets Held for Sale.

Secured Credit Facility and Expansion Credit Facility

In 2009, CIT entered into the Secured Credit Facility and Expansion Credit Facility (the “First Lien Facilities”). During 2010 CIT repaid $4.5 billion of the First Lien Facilities. In August 2010, CIT refinanced the remaining $3 billion by amending the First Lien Facilities. The refinanced $3 billion of first lien debt (the “Amended First Lien Facility”), which was accounted for as a modification, matures in August 2015 and carries an interest rate of LIBOR + 4.50% with a 1.75% LIBOR floor. Interest expense will include amortization of the FSA discount and costs that were capitalized such as the prepayment fees and underwriting expenses that were associated with the debt refinanced, as computed on a level yield method.

The Amended First Lien Facility is generally secured by a first lien on substantially all U.S. assets that are not otherwise pledged to secure the borrowings of special purpose entities as described above under “Secured Borrowings”, 65% of the voting and 100% of the non-voting stock of first-tier foreign subsidiaries, 100% of the stock of CIT Aerospace International (except one nominee share) and between 44% and 65% of certain other non-U.S., non-regulated subsidiaries.

In conjunction with the August refinancing, certain existing covenants were amended. The Amended First Lien Facility is subject to a collateral coverage covenant (based on CIT’s book value in accordance with GAAP) of 2.5x the outstanding loan balance, which is tested quarterly and upon the transfer, disposition or release of certain collateral. The Amended First Lien Facility also contains a number of additional covenants, some of which do not impose restrictions on the Company if CIT continues to maintain a collateral coverage ratio of 2.75x or greater.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series A and B Notes

The Series A Notes and Series B Notes (“Second Lien Notes”) are generally secured by second-priority security interests in substantially all the assets securing the Amended First Lien Facility. The Series B Notes are further secured by Delaware Funding’s pledge of inter-company notes issued by CIT Financial Ltd., which are the primary assets of CIT Group Funding Company of Delaware LLC (“Delaware Funding”).

The Second Lien Notes Indentures also limit the ability of the Company, Delaware Funding and the Company’s restricted subsidiaries to make certain payments or investments, incur indebtedness (including guarantees), issue preferred stock, incur liens, enter into sale and leaseback transactions, pay dividends, sell assets, and enter into transactions with affiliates.

In late October and early November 2010, CIT redeemed the $1.4 billion of the 10.25% Series B Second Lien Notes that mature from 2013 through 2016 at a redemption price of 103.5% of the aggregate principal amount redeemed. After these redemptions, approximately $0.8 billion of Series B Notes maturing in 2017 remain outstanding.

Further information on Long-term Borrowings can be found in the Company’s 2009 Form 10-K.

NOTE 5 – DERIVATIVE FINANCIAL INSTRUMENTS

The hedge strategy currently employed by the Company relates to currency risk management of investments in foreign operations. The Company utilizes cross-currency swaps and foreign currency forward contracts to effectively convert U.S. dollar denominated debt to a foreign currency. These transactions are classified as either foreign currency net investment hedges, or foreign currency cash flow hedges, with resulting gains and losses reflected in accumulated other comprehensive income, a separate component of equity. For hedges of foreign currency net investment positions the “forward” method is applied whereby effectiveness is assessed and measured based on the amounts and currencies of the individual hedged net investments versus the notional amounts and underlying currencies of the derivative contract. For those hedging relationships where the critical terms of the entire debt instrument and the derivative are identical, and the credit-worthiness of the counterparty to the hedging instrument remains sound, there is an expectation of no hedge ineffectiveness so long as those conditions continue to be met. The net interest differential is recognized on an accrual basis as an adjustment to other income or as interest expense to correspond with the hedged position.

See the Company’s Form 10-K Note 1 for a further description of its derivative transaction policies.

Due to the reorganization (see Note 1) none of the Company’s derivatives entered into prior to December 31, 2009 qualify for hedge accounting. The Company continues to reassess hedge requirements and is reestablishing counterparty relationships to facilitate hedging where economically appropriate. New derivative instruments are cash collateralized.

The following table presents fair values and notional values of derivative financial instruments:

Fair and Notional Values of Derivative Financial Instruments (dollars in millions)

	September 30, 2010			December 31, 2009
Qualifying Hedges	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value

Cross currency swaps	$404.5	$0.2	$(1.6)	$–	$–	$–
Foreign currency forward exchange – cash
flow hedges	139.3	–	(5.4)	–	–	–
Foreign currency forward exchange – net
investment hedges	1,436.1	0.6	(42.5)	–	–	–

Total Qualifying Hedges	$1,979.9	$0.8	$(49.5)	$–	$–	$–

Non-Qualifying Hedges
Cross currency swaps	$1,635.1	$30.8	$(22.7)	$646.7	$–	$(8.8)
Interest rate swaps	1,145.1	5.9	(55.9)	3,165.9	23.4	(25.7)
Written options	504.8	–	–	1,009.8	–	(0.1)
Purchased options	1,374.0	3.0	–	1,524.1	18.4	–
Foreign currency forward exchange contracts	2,126.0	5.5	(44.4)	1,055.1	2.3	(7.3)
TRS	471.5	–	–	107.9	–	–

Total Non-qualifying Hedges	$7,256.5	$45.2	$(123.0)	$7,509.5	$44.1	$(41.9)

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A financing facility with Goldman Sachs International (GSI) is structured as a total return swap (TRS), under which amounts available for advances are accounted for as a derivative. Estimated fair value of the derivative is based on a hypothetical transfer value, considering current market conditions and other factors. At September 30, 2010 and December 31, 2009, the estimated fair value was not significant.

The following table presents the impact of derivatives on the statement of operations:

Derivative Instrument Gains and Losses (dollars in millions)

Derivative Instruments	Gain / (Loss) Recognized	Quarter Ended September 30, 2010	Nine Months Ended September 30, 2010

Qualifying Hedges
Foreign currency exchange rate fluctuations – cash flow hedges	Other income	$(10.7)	$(1.4)

Total Qualifying Hedges		$(10.7)	$(1.4)
Non Qualifying Hedges
Cross currency swaps	Other income	$(89.0)	$24.1
Interest rate swaps	Other income	(18.4)	(68.5)
Foreign currency forward exchange contracts	Other income	(92.7)	72.1
Total return swap (1)	Other income	–	–

Total Non-qualifying Hedges		$(200.1)	$27.7

Total derivatives-income statement impact		$(210.8)	$26.3

		Quarter Ended September 30,	Nine Months Ended September 30,
		2009	2009

Qualifying Hedges		Predecessor CIT
Ineffectiveness of derivative instruments designated
as hedging instruments
Interest rate swaps – cash flow hedges	Other income	$–	$3.9
Cross currency swaps – fair value hedges	Interest expense	7.1	(6.2)
Foreign currency forward exchange – cash flow hedges	Other income	–	–

Total		$7.1	$(2.3)
Discontinuance of cash flow and fair value hedge accounting
Interest rate swaps – cash flow hedges	Other income	$(32.3)	$(32.3)
Interest rate swaps – fair value hedges	Interest expense	63.9	63.9
Cross currency swaps – fair value hedges	Interest expense	21.7	21.7

Total		$53.3	$53.3
Reclassification of accumulated other comprehensive
loss to earnings for cash flow hedges
Interest rate swaps – cash flow hedges	Interest expense	(53.9)	(53.9)

Total qualifying hedges		$6.5	$(2.9)

Non Qualifying Hedges
Cross currency swaps	Other income	$(1.1)	$(42.3)
Interest rate swaps	Other income	35.4	67.3
Foreign currency forward exchange contracts	Other income	3.5	5.0
Total return swap (1)	Other income	(285.0)	(285.0)
Warrant	Other income	–	70.6

Total Non-qualifying Hedges		$(247.2)	$(184.4)

Total derivatives-income statement impact		$(240.7)	$(187.3)

(1)	Effect of change in valuation of derivative related to GSI facility

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The gains and (losses) on qualifying and non-qualifying hedges recorded in Other Income are partially offset by the impact of foreign currency changes.

NOTE 6 – FAIR VALUE

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value of financial instruments required to be valued on a recurring basis based on priority ranking of valuation inputs are presented in the following tables:

Assets and Liabilities Measured at Fair Value on a Recurring Basis (dollars in millions):

September 30, 2010	Total	Level 1	Level 2	Level 3

Assets
Securities available for sale	$12.9	$12.9	$–	$–
Trading assets at fair value - derivatives	45.2	–	45.2	–
Derivative counterparty assets at fair value (1)	0.8	–	0.8	–

Total Assets	$58.9	$12.9	$46.0	$–

Liabilities
Trading liabilities at fair value - derivatives	$(123.0)	$–	$(122.7)	$(0.3)
Derivative counterparty liabilities at fair value	(49.5)	–	(49.5)	–

Total Liabilities	$(172.5)	$–	$(172.2)	$(0.3)

December 31, 2009
Assets
Retained interests – securitizations	$139.7	$–	$–	$139.7
Trading assets at fair value - derivatives	44.1	–	44.1	–

Total Assets	$183.8	$–	$44.1	$139.7

Liabilities
Trading liabilities at fair value - derivatives	$(41.9)	$–	$(40.4)	$(1.5)

(1)	Includes the GSI TRS for which estimated Level 3 fair value was not significant.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level 3 Gains and Losses

The tables below set forth changes in Level 3 estimated fair value of financial instruments:

Level 3 Gains and Losses (dollars in millions)

CIT	Total	Retained Interests in Securitizations	Derivatives

June 30, 2010	$(0.6)	$–	$(0.6)
Gains or (losses) realized/unrealized
Included in Other income	0.3	–	0.3

September 30, 2010	$(0.3)	$–	$(0.3)

December 31, 2009	$138.2	$139.7	$(1.5)
Gains or (losses) realized/unrealized
Included in Other income	1.2	–	1.2
Included in Other comprehensive income
Other (retained interest)(1)	(139.7)	(139.7)	–

September 30, 2010	$(0.3)	$–	$(0.3)

Predecessor CIT
June 30, 2009	$153.9	$169.5	$(15.6)
Gains or (losses) realized/unrealized
Included in Other income	(274.3)	2.9	(277.2)
Included in Other comprehensive income	(0.8)	(0.8)	–
Other (retained interest)	(6.3)	(6.3)	–

September 30, 2009	$(127.5)	$165.3	$(292.8)

December 31, 2008	$224.6	$229.4	$(4.8)
Gains or (losses) realized/unrealized
Included in Other income	(314.6)	(10.0)	(304.6)
Included in Other comprehensive income	14.1	(2.5)	16.6
Other (retained interest)	(51.6)	(51.6)	–

September 30, 2009	$(127.5)	$165.3	$(292.8)

(1)	The change in the retained interest in 2010 is attributed to a new accounting pronouncement effective January 1, 2010.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

The following tables present financial instruments for which a non-recurring change in fair value has been recorded:

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis (dollars in millions):

September 30, 2010	Total	Level 1	Level 2	Level 3	Net Losses(1)
Assets
Assets held for sale	$476.2	$–	$–	$476.2	$(18.8)
Impaired loans	58.4	–	–	58.4	–

Total	$534.6	$–	$–	$534.6	$(18.8)

(1) Reflects pretax amounts recorded in provision for loan losses (Impaired loans) in the Statements of Operation for declines in fair values.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company remeasured assets and liabilities as of December 31, 2009 in FSA. See Form 10-K, Note 12, for complete listing of non-recurring changes in fair value as of December 31, 2009.

The carrying and estimated fair values of financial instruments presented below exclude leases and certain other assets, which are not required for disclosure:

Financial Instruments at Carrying and Fair Values (dollars in millions)

	September 30, 2010		December 31, 2009(1)
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Assets
Trading assets at fair value - derivatives	$45.2	$45.2	$44.1	$44.1
Derivative counterparty assets at fair value	0.8	$0.8	–	–
Investments - retained interest in securitizations	–	–	139.7	139.7
Assets held for sale	887.7	887.7	343.8	343.8
Loans (excluding leases)	20,206.6	20,916.0	27,279.3	27,279.3
Other assets and unsecured counterparty receivable(2)	2,109.1	2,109.1	2,336.2	2,336.2

Liabilities
Deposits(3)	$(4,827.6)	$(4,878.7)	$(5,253.1)	$(5,253.1)
Trading liabilities at fair value - derivatives	(123.0)	(123.0)	(41.9)	(41.9)
Derivative counterparty liabilities at fair value	(49.5)	(49.5)	–	–
Long-term borrowings(3)	(36,200.6)	(38,275.0)	(43,441.5)	(43,441.5)
Other liabilities(4)	(1,650.4)	(1,650.4)	(1,701.7)	(1,701.7)

(1) Revision to December 2009 Loans and other assets subject to fair value disclosure are not presented as the revision was immaterial. See Note 2 - Prior Period Revisions for details.

(2) Other assets subject to fair value disclosure include accrued interest receivable, certain investment securities, servicing assets and miscellaneous other assets. The carrying amount of accrued interest receivable approximates fair value.

(3) Deposits and long-term borrowings include accrued interest.

(4) Other liabilities include accrued liabilities and deferred federal income taxes. Accrued liabilities have a fair value that approximates carrying value.

Assumptions used in valuing financial instruments as of September 30, 2010 are the same as disclosed in Note 12 of Form 10-K.

The net carrying value of lease finance receivables not subject to fair value disclosure totaled $5.2 billion at September 30, 2010.

NOTE 7 – INCOME TAXES

CIT’s tax provision of $64.2 million for the quarter and $187.2 million for the nine months ended September 30, 2010, equated to 32.9% and 30.9% effective tax rates, respectively, compared with 3.1% and 0.4% for the respective 2009 periods. The effective tax rate is primarily reflective of expenses recognized as income from certain international operations and valuation allowances recorded against U.S. losses.

Included in the third quarter and year to date 2010 tax provisions are $7.7 million and $31.2 million of tax expense related primarily to changes in liabilities for uncertain tax positions and valuation allowances against international deferred tax assets recorded in the previous quarters of 2010. The Company anticipates that it is reasonably possible that the total unrecognized tax benefits will decrease due to the settlement of audits and the expiration of statutes of limitation prior to September 30, 2011 in the range of $10-25 million.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2009, we had federal net operating losses (NOL’s) of $7.2 billion prior to cancellation of indebtedness income. As a result of the Company’s emergence from bankruptcy, federal NOL carry forwards were reduced due to cancellation of indebtedness income to approximately $2.6 billion, which will expire from 2027 through 2029. The Company has not finalized its assessment of the tax effects of bankruptcy emergence, and estimates are subject to revision. Based on the disclosures made with the 2009 consolidated federal income tax return, the Company could have significant future benefits, which have not been recorded in the financial statements and would represent an uncertain tax position.

CIT’s reorganization in 2009 constituted an ownership change under Section 382 of the Code, which places an annual dollar limit on the use of NOL carry forwards. There are two relief provisions for limitations on NOL usage in Chapter 11 bankruptcy. Under one relief provision, Sec. 382(l)(5), the Company would not have had any limitation on our use of NOL carry forwards, but the amount of the NOL would have been calculated without taking into account deductions for certain interest expense with respect to notes that were exchanged for equity, effectively reducing the Company’s NOL by more than $1 billion. In addition, if the Company had undergone an ownership change within two years of the reorganization, our remaining NOL carry forwards, if any, would have been entirely eliminated. To reduce this risk, the Company’s Certificate of Incorporation had been amended to include restrictions on trading of the Company’s Common Stock. Under the second relief provision, Sec. 382(l)(6), the amount of NOL the Company may use annually is limited to the product of a prescribed rate of return applied against the value of equity immediately after any ownership change. Based on an equity value determined by the Company’s opening stock price on December 10, 2009, the Company estimates its NOL usage would be limited to $230 million per annum. However, under Sec. 382(l)(6), there is no reduction in the amount of the NOL for certain interest expense and the requirement to eliminate unused NOL carry forwards upon a change of ownership within two years of the reorganization does not apply.

With the filing of the 2009 consolidated federal tax return, CIT elected to apply IRC Sec. 382(l)(6) to the net operating losses and other tax assets that the Company had prior to its emergence from bankruptcy on December 10, 2009. In light of the Company’s election to apply Sec. 382(l)(6), the restrictions on trading of the Company’s Common Stock included in its Certificate of Incorporation no longer have any force or effect. The election to apply Sec. 382(l)(6) was made to preserve the greatest amount of tax attributes.

Excluding FSA adjustments, which are not included in the calculation of U.S. taxable income, third quarter 2010 U.S. results was a pre-tax loss of approximately $1.1 billion ($ 2.1 billion year to date), which will increase, net of book / tax differences, the Company’s total U.S. NOL carry forwards. Net operating losses arising post emergence are not subject to Section 382 limitations.

NOTE 8 – STOCKHOLDERS’ EQUITY

Total comprehensive income was $142.2 million for the quarter and $419.4 million for the nine months ended September 30, 2010, versus comprehensive losses of $1.0 billion and $2.9 billion before preferred stock dividends in the comparable periods in the prior year. The following table details the components of Accumulated Other Comprehensive Loss, net of tax:

Accumulated Other Comprehensive Income (Loss) (dollars in millions)

September 30, 2010

Unrealized gain on available for sale equity and securitization investments	$0.8
Foreign currency translation adjustments	0.6
Minimum pension liability adjustment	(0.3)

Total accumulated other comprehensive income (loss)	$1.1

NOTE 9 – REGULATORY CAPITAL

The Company and CIT Bank are each subject to various regulatory capital requirements administered by the Federal Reserve Bank (“FRB”) and the Federal Deposit Insurance Corporation (“FDIC”). See Form 10-K for details on requirements.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quantitative measures established by regulation to ensure capital adequacy require that the Company and CIT Bank each maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets, subject to any agreement with regulators to maintain higher capital levels. In connection with becoming a bank holding company in December 2008, the Company committed to a minimum Total Risk Based Capital Ratio of 13%. In connection with converting to a Utah state bank in December 2008, CIT Bank committed to maintaining for three years a Tier 1 Leverage Ratio of at least 15%.

The calculation of the Company’s regulatory capital ratios are subject to review and consultation with the Federal Reserve Bank, which may result in refinements to amounts reported at September 30, 2010.

Tier 1 Capital and Total Capital Components (dollars in millions)

	CIT Group Inc.								CIT Bank
	September 30, 2010		June 30, 2010(1)		March 31, 2010(1)		December 31, 2009(1)		September 30, 2010		June 30, 2010(1)		March 31, 2010(1)		December 31, 2009

Tier 1 Capital
Total stockholders’ equity	$8,829.6		$8,679.8		$8,541.9		$8,400.0		$1,762.5		$1,721.4		$1,644.5		$1,590.1
Effect of certain items in
accumulated other comprehensive
loss excluded from Tier 1 Capital	(0.5)		(1.7)		(1.4)		–		(0.2)		(0.2)		(0.1)		–

Adjusted total equity	8,829.1		8,678.1		8,540.5		8,400.0		1,762.3		1,721.2		1,644.4		1,590.1
Less: Goodwill	(255.1)		(255.1)		(255.1)		(255.1)		–		–		–		–
Disallowed intangible assets	(136.3)		(168.5)		(201.5)		(225.1)		–		–		–		–
Investment in certain subsidiaries	–		–		–		(2.8)		–		–		–		–
Other Tier 1 components(2)	(88.2)		(88.5)		(93.4)		(98.5)		(139.6)		(147.1)		(184.1)		(196.9)

Tier 1 Capital	8,349.5		8,166.0		7,990.5		7,818.5		1,622.7		1,574.1		1,460.3		1,393.2
Tier 2 Capital
Qualifying reserve for credit losses	397.1		327.8		187.1		–		6.0		5.2		5.8		–
Other Tier 2 components(3)	0.3		1.0		0.8		–		0.2		0.1		0.1		–

Total qualifying capital	$8,746.9		$8,494.8		$8,178.4		$7,818.5		$1,628.9		$1,579.4		$1,466.2		$1,393.2

Risk-weighted assets	$44,739.2		$46,646.9		$50,791.4		$54,338.3		$2,834.0		$2,662.9		$3,323.7		$3,200.5

Total Capital
(to risk-weighted assets):
Actual	19.6%		18.2%		16.1%		14.4%		57.5%		59.3%		44.1%		43.5%
Required Ratio for Capital
Adequacy Purposes	13.0	%(4)	13.0	%(4)	13.0	%(4)	13.0	%(4)	8.0%		8.0%		8.0%		8.0%
Tier 1 Capital
(to risk-weighted assets):
Actual	18.7%		17.5%		15.7%		14.4%		57.3%		59.1%		43.9%		43.5%
Required Ratio for Capital
Adequacy Purposes	4.0%		4.0%		4.0%		4.0%		4.0%		4.0%		4.0%		4.0%
Tier 1 Leverage Ratio
(to adjusted average assets):
Actual	15.7%		14.7%		13.7%		11.3%		22.1%		20.6%		17.3%		15.4%
Required Ratio for Capital
Adequacy Purposes	4.0%		4.0%		4.0%		4.0%		15.0	%(4)	15.0	%(4)	15.0	%(4)	15.0	%(4)

(1) Certain balances have been revised from previously reported amounts. See Note 2 – Prior Period Revisions for details.

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

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – COMMITMENTS

The table below summarizes credit-related commitments, as well as purchase and funding commitments:

Commitments (dollars in millions)

	September 30, 2010

	Due to Expire			December 31, 2009

	Within One Year	After One Year	Total Outstanding	Total Outstanding

Financing Commitments
Financing and leasing assets	$535.8	$2,107.3	$2,643.1	$3,735.8
Vendor receivables	–	–	–	889.1
Letters of credit and acceptances
Standby letters of credit	114.7	203.7	318.4	539.2
Other letters of credit	93.5	3.1	96.6	139.2
Guarantees
Deferred purchase credit protection agreements	1,844.2	–	1,844.2	1,376.4
Guarantees, acceptances and other recourse obligations	12.6	14.0	26.6	20.2
Purchase and Funding Commitments
Aerospace and other manufacturer purchase commitments	476.6	3,755.0	4,231.6	4,777.3
Other
Liabilities for uncertain tax positions	10.0	56.8	66.8	50.1

Financing Commitments

Financing commitments, referred to as loan commitments, or lines of credit, are agreements to lend to customers, subject to the customers’ compliance with contractual obligations. In addition to the amounts in the preceding table, if customers are in compliance with contractual obligations, CIT has committed to fund an additional $1.1 billion as of September 30, 2010. As these commitments are not typically fully drawn, may expire unused, be reduced or cancelled at the customer’s request and require the customer to be in compliance with certain conditions, total commitment amounts do not necessarily reflect actual future cash flow requirements.

At September 30, 2010, substantially all financing commitments were senior facilities, with approximately 46% secured by equipment or other assets and the remainder comprised of unsecured facilities relying upon cash-flow or enterprise value. The vast majority of these commitments are syndicated transactions. CIT is lead agent in 36% of the facilities. Most of our undrawn and available financing commitments are in Corporate Finance with an average facility balance of $4.2 million. The top ten undrawn commitments totaled $412 million.

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

Letters of Credit

In the normal course of meeting the needs of clients, CIT sometimes enters into agreements to provide financing and letters of credit. Standby letters of credit obligate the issuer of the letter of credit to pay the beneficiary if a client on whose behalf the letter of credit was issued does not meet its obligation. These financial instruments generate fees and involve, to varying degrees, elements of credit risk in excess of amounts recognized in the Consolidated Balance Sheets. To minimize potential credit risk, CIT generally requires collateral and in some cases additional forms of credit support from the client.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Purchase Agreements

A Deferred Purchase Agreement (“DPA” or “DPAs”) is provided in conjunction with factoring, whereby CIT provides a client with credit protection for trade receivables without purchasing the receivables. The trade terms are generally sixty days or less. If the client’s customer is unable to pay an undisputed receivable solely as the result of credit risk, then CIT purchases the receivable from the client. The outstanding amount of DPAs is the maximum potential exposure that CIT would be required to pay under all DPAs. This maximum amount would only occur if all receivables subject to DPAs default in the manner described above, thereby requiring CIT to purchase all such receivables from the DPA clients.

The maximum potential exposure amount has increased primarily as the result of the increased seasonal volume of receivables submitted to CIT from clients that have been in DPAs for some time and is generally not the result of CIT’s entering into new DPAs with new clients or existing factoring clients. The methodology used to determine the liability recorded for the DPAs is similar to the methodology used to determine the reserve for credit losses associated with the finance receivables, which reflects embedded losses based on various factors, including expected losses reflecting our internal customer and facility credit ratings. CIT had a liability recorded in Other Liabilities related to the DPAs that totaled $5.0 million and $7.8 million at September 30, 2010 and December 31, 2009, respectively.

Purchase and Funding Commitments

CIT’s firm purchase commitments relate predominantly to purchases of commercial aircraft and rail equipment. Commitments to purchase new commercial aircraft are with Airbus Industries and The Boeing Company. Aerospace equipment purchases are contracted for specific models, using baseline aircraft specification at fixed prices, which reflect discounts from fair market purchase prices prevailing at the time of commitment. The delivery price of an aircraft may change depending on final specifications. Equipment purchases are recorded at delivery date. Commitment amounts in the preceding table are based on contracted purchase prices less pre-delivery payments to date and exclude buyer furnished equipment selected by the lessee. Pursuant to existing contractual commitments, 77 aircraft remain to be purchased. Lease commitments are in place for the 16 aircraft to be delivered over the next twelve months. Commitments exclude unexercised options to purchase aircraft. Aircraft deliveries are scheduled periodically through 2018. Other manufacturing purchase commitments relate to rail equipment; there were no rail purchase commitments at September 30, 2010.

NOTE 11 – CONTINGENCIES

In accordance with ASC 450 (formerly SFAS 5), the Company establishes accruals for litigation and regulatory matters when those matters present loss contingencies that both are probable and can be reasonably estimated. Once established, accruals are adjusted from time to time, as appropriate, in light of additional information. In view of the inherent unpredictability of litigation and regulatory matters, particularly where the damages sought are substantial or indeterminate, the investigations or proceedings are in the early stages, or the matters involve novel legal theories or a large number of parties, the Company does not believe that an aggregate range of reasonably possible losses (defined by the relevant accounting literature to include all potential losses other than those deemed “remote”) can be determined for asserted and probable unasserted claims as of September 30, 2010. The Company cannot state with certainty the timing or ultimate resolution of litigation and regulatory matters.

Subject to the foregoing, it is the opinion of the Company’s management, based on current knowledge, after consultation with counsel, and after taking into account available insurance coverage and its current accruals, that the eventual outcome of such matters would not be likely to have a material adverse effect on the consolidated financial condition of the Company. Nonetheless, given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could, from time to time, have a material adverse effect on the Company’s consolidated results of operations or cash flows in particular quarterly or annual periods.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – BUSINESS SEGMENT INFORMATION

Business Segments (dollars in millions)

CIT	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Commercial Segments	Consumer	Total Segments	Corporate and Other	Total

For the quarter ended September 30,
2010
Total interest income	$370.3	$51.0	$23.2	$277.0	$721.5	$88.8	$810.3	$5.4	$815.7

Total interest expense	(218.3)	(237.6)	(37.7)	(160.8)	(654.4)	(69.3)	(723.7)	(8.5)	(732.2)

Provision for credit losses	(105.6)	(17.2)	(11.4)	(38.5)	(172.7)	(7.5)	(180.2)	15.0	(165.2)

Rental income on operating leases	6.1	308.4	–	83.9	398.4	–	398.4	–	398.4

Other income, excluding rental income	132.5	28.7	44.1	65.8	271.1	(8.3)	262.8	6.6	269.4
Depreciation on operating lease
equipment	(3.2)	(82.2)	–	(76.3)	(161.7)	–	(161.7)	–	(161.7)

Other expenses	(69.7)	(36.7)	(30.7)	(69.6)	(206.7)	(19.1)	(225.8)	(3.0)	(228.8)
(Provision) benefit for income taxes and
noncontrolling interests, after tax	(24.5)	(4.1)	2.0	(2.4)	(29.0)	0.9	(28.1)	(36.0)	(64.1)

Net income (loss)	$87.6	$10.3	$(10.5)	$79.1	$166.5	$(14.5)	$152.0	$(20.5)	$131.5

Select Period End Balances
Loans including receivables pledged	$9,252.2	$1,607.0	$2,605.5	$5,082.3	$18,547.0	$8,206.4	$26,753.4	$–	$26,753.4

Credit balances of factoring clients	–	–	(959.2)	–	(959.2)	–	(959.2)	–	(959.2)

Assets held for sale	439.3	28.1	–	–	467.4	420.3	887.7	–	887.7

Operating lease equipment, net	98.2	10,324.5	–	541.8	10,964.5	–	10,964.5	–	10,964.5

Predecessor CIT
For the quarter ended September 30,
2009
Interest income	$229.0	$39.6	$33.1	$184.2	$485.9	$63.9	$549.8	$6.8	$556.6

Interest expense	(115.4)	(134.5)	(17.4)	(138.3)	(405.6)	(65.3)	(470.9)	(222.9)	(693.8)

Provision for credit losses	(473.4)	(2.2)	(11.4)	(152.6)	(639.6)	(52.1)	(691.7)	(10.1)	(701.8)

Rental income on operating leases	10.4	343.3	–	118.6	472.3	–	472.3	(0.6)	471.7
Other income, excluding rental income
on operating leases	(31.4)	4.5	50.1	22.8	46.0	2.9	48.9	(215.7)	(166.8)
Depreciation on operating lease
equipment	(6.6)	(170.0)	–	(106.2)	(282.8)	–	(282.8)	0.2	(282.6)
Goodwill and intangible impairment
charges	–	–	–	–	–	–	–	–	–
Other expenses, excluding depreciation
on operating lease equipment	(92.8)	(38.2)	(33.1)	(87.7)	(251.8)	(15.8)	(267.6)	17.9	(249.7)
(Provision) benefit for income taxes and
noncontrolling interests, after tax	216.7	0.6	(7.2)	70.8	280.9	24.6	305.5	(272.4)	33.1

Net (loss) income from preferred stock
dividends	$(263.5)	$43.1	$14.1	$(88.4)	$(294.7)	$(41.8)	$(336.5)	$(696.8)	$(1,033.3)

Select Period End Balances

Loans including receivables pledged	$16,886.3	$2,357.7	$3,889.2	$10,561.1	$33,694.3	$11,586.6	$45,280.9	$–	$45,280.9

Credit balances of factoring clients	–	–	(898.3)	–	(898.3)	–	(898.3)	–	(898.3)

Assets held for sale	365.0	25.0	–	–	390.0	46.9	436.9	–	436.9

Operating lease equipment, net	193.7	12,237.6	–	802.3	13,233.6	–	13,233.6	–	13,233.6

Securitized assets	591.0	–	–	389.1	980.1	–	980.1	–	980.1

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CIT	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Commercial Segments	Consumer	Total Segments	Corporate and Other	Total

Nine months ended September 30,
2010
Interest income	$1,397.3	$162.6	$78.1	$969.8	$2,607.8	$279.9	$2,887.7	$15.0	$2,902.7

Interest expense	(790.3)	(730.7)	(128.8)	(519.1)	(2,168.9)	(204.4)	(2,373.3)	(4.4)	(2,377.7)
Provision for credit losses	(332.7)	(21.5)	(57.6)	(202.9)	(614.7)	(21.3)	(636.0)	–	(636.0)
Rental income on operating leases	22.2	924.4	–	290.8	1,237.4	–	1,237.4	(1.1)	1,236.3
Other income, excluding rental income
on operating leases	443.5	69.1	144.7	137.8	795.1	15.8	810.9	(50.6)	760.3
Depreciation on operating lease
equipment	(11.9)	(246.7)	–	(254.8)	(513.4)	–	(513.4)	0.5	(512.9)
Other expenses, excluding depreciation
on operating lease equipment and
goodwill and intangible impairment
charges	(238.8)	(121.8)	(95.7)	(242.8)	(699.1)	(63.3)	(762.4)	(4.8)	(767.2)
(Provision) benefit for income taxes and
noncontrolling interests, after tax	(65.8)	(8.1)	4.7	(46.8)	(116.0)	0.3	(115.7)	(71.5)	(187.2)

Net income (loss)	$423.5	$27.3	$(54.6)	$132.0	$528.2	$7.0	$535.2	$(116.9)	$418.3

Predecessor CIT
Nine months ended September 30,
2009
Interest income	$728.3	$124.1	$95.5	$639.0	$1,586.9	$199.8	$1,786.7	$24.0	$1,810.7

Interest expense	(391.8)	(410.3)	(46.6)	(423.2)	(1,271.9)	(223.3)	(1,495.2)	(489.3)	(1,984.5)

Provision for credit losses	(1,297.2)	(0.8)	(48.1)	(310.7)	(1,656.8)	(124.7)	(1,781.5)	(44.2)	(1,825.7)

Rental income on operating leases	33.4	1,017.6	–	371.0	1,422.0	–	1,422.0	(1.6)	1,420.4
Other income, excluding rental income
on operating leases	(265.9)	27.8	160.2	64.3	(13.6)	(9.0)	(22.6)	(155.0)	(177.6)
Depreciation on operating lease
equipment	(21.9)	(497.1)	–	(333.0)	(852.0)	–	(852.0)	0.8	(851.2)
Goodwill and intangible impairment
charges	(316.8)	–	(363.8)	(11.8)	(692.4)	–	(692.4)	–	(692.4)
Other expenses, excluding depreciation
on operating lease equipment and
goodwill and intangible impairment
charges	(293.7)	(113.5)	(102.2)	(259.2)	(768.6)	(52.8)	(821.4)	115.2	(706.2)
(Provision) benefit for income taxes and
noncontrolling interests, after tax	658.7	(9.4)	111.9	114.0	875.2	79.3	954.5	(941.9)	12.6

Net (loss) income before preferred stock
dividends	$(1,166.9)	$138.4	$(193.1)	$(149.6)	$(1,371.2)	$(130.7)	$(1,501.9)	$(1,492.0)	$(2,993.9)

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the impacts of revising prior period segment balances. See Note 2 – Prior Period Revisions for details. The changes in the provision for income taxes result from the mix of U.S and international earnings and the effect of taxes on international earnings and valuation allowances against losses.

	Quarter Ended June 30, 2010			Quarter Ended March 31, 2010			Six Months Ended June 30, 2010

	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Corporate Finance
Total interest income	$481.7	$5.8	$487.5	$504.0	$35.5	$539.5	$985.7	$41.3	$1,027.0
Total interest expense	(273.6)	(1.1)	(274.7)	(297.0)	(0.3)	(297.3)	(570.6)	(1.4)	(572.0)
Provision for credit losses	(109.2)	16.4	(92.8)	(94.4)	(39.9)	(134.3)	(203.6)	(23.5)	(227.1)
Rental income on operating leases	7.3	–	7.3	8.8	–	8.8	16.1	–	16.1
Other income, excluding rental income	205.9	1.5	207.4	103.1	0.5	103.6	309.0	2.0	311.0
Depreciation on operating lease equipment	(5.6)	0.5	(5.1)	(4.4)	0.8	(3.6)	(10.0)	1.3	(8.7)
Other expenses	(89.7)	–	(89.7)	(79.4)	–	(79.4)	(169.1)	–	(169.1)

Income (loss) before provision for income taxes	$216.8	$23.1	$239.9	$140.7	$(3.4)	$137.3	$357.5	$19.7	$377.2

Net income (loss)	$206.4	$(3.6)	$202.8	$128.3	$4.8	$133.1	$334.7	$1.2	$335.9

Transportation Finance
Total interest income	$53.4	$(0.1)	$53.3	$57.5	$0.8	$58.3	$110.9	$0.7	$111.6
Total interest expense	(234.6)	–	(234.6)	(258.5)	–	(258.5)	(493.1)	–	(493.1)
Provision for credit losses	(3.0)	–	(3.0)	(1.3)	–	(1.3)	(4.3)	–	(4.3)
Rental income on operating leases	316.8	–	316.8	299.2	–	299.2	616.0	–	616.0
Other income, excluding rental income	18.2	–	18.2	22.2	–	22.2	40.4	–	40.4
Depreciation on operating lease equipment	(85.9)	–	(85.9)	(78.6)	–	(78.6)	(164.5)	–	(164.5)
Other expenses	(45.5)	–	(45.5)	(39.6)	–	(39.6)	(85.1)	–	(85.1)

Income (loss) before provision for income
taxes	$19.4	$(0.1)	$19.3	$0.9	$0.8	$1.7	$20.3	$0.7	$21.0

Net income (loss)	$25.1	$(16.2)	$8.9	$(7.8)	$15.9	$8.1	$17.3	$(0.3)	$17.0

Trade Finance
Total interest income	$24.4	$–	$24.4	$30.5	$–	$30.5	$54.9	$–	$54.9
Total interest expense	(45.1)	(4.4)	(49.5)	(38.5)	(3.1)	(41.6)	(83.6)	(7.5)	(91.1)
Provision for credit losses	(12.3)	–	(12.3)	(33.9)	–	(33.9)	(46.2)	–	(46.2)
Rental income on operating leases	–	–	–	–	–	–	–	–	–
Other income, excluding rental income	47.0	4.4	51.4	46.1	3.1	49.2	93.1	7.5	100.6
Depreciation on operating lease equipment	–	–	–	–	–	–	–	–	–
Other expenses	(33.0)	–	(33.0)	(32.0)	–	(32.0)	(65.0)	–	(65.0)

Loss before provision for income taxes	$(19.0)	$–	$(19.0)	$(27.8)	$–	$(27.8)	$(46.8)	$–	$(46.8)

Net income (loss)	$(16.0)	$(2.1)	$(18.1)	$(27.8)	$1.8	$(26.0)	$(43.8)	$(0.3)	$(44.1)

Vendor Finance
Total interest income	$333.2	$–	$333.2	$359.6	$–	$359.6	$692.8	$–	$692.8
Total interest expense	(190.4)	–	(190.4)	(167.9)	–	(167.9)	(358.3)	–	(358.3)
Provision for credit losses	(111.9)	–	(111.9)	(52.5)	–	(52.5)	(164.4)	–	(164.4)
Rental income on operating leases	96.1	–	96.1	110.8	–	110.8	206.9	–	206.9
Other income, excluding rental income	26.2	7.0	33.2	27.2	11.6	38.8	53.4	18.6	72.0
Depreciation on operating lease equipment	(87.8)	–	(87.8)	(90.7)	–	(90.7)	(178.5)	–	(178.5)
Other expenses	(86.3)	–	(86.3)	(86.9)	–	(86.9)	(173.2)	–	(173.2)

Income (loss) before provision for income
taxes	$(20.9)	$7.0	$(13.9)	$99.6	$11.6	$111.2	$78.7	$18.6	$97.3

Net income (loss)	$(62.1)	$24.7	$(37.4)	$96.6	$(6.3)	$90.3	$34.5	$18.4	$52.9

Consumer
Total interest income	$95.8	$0.7	$96.5	$92.8	$1.8	$94.6	$188.6	$2.5	$191.1
Total interest expense	(64.2)	–	(64.2)	(70.9)	–	(70.9)	(135.1)	–	(135.1)
Provision for credit losses	(9.3)	–	(9.3)	(4.5)	–	(4.5)	(13.8)	–	(13.8)
Rental income on operating leases	–	–	–	–	–	–	–	–	–
Other income, excluding rental income	18.3	–	18.3	5.8	–	5.8	24.1	–	24.1
Depreciation on operating lease equipment	–	–	–	–	–	–	–	–	–
Other expenses	(22.7)	–	(22.7)	(21.5)	–	(21.5)	(44.2)	–	(44.2)

Income before provision for income taxes	$17.9	$0.7	$18.6	$1.7	$1.8	$3.5	$19.6	$2.5	$22.1

Net income (loss)	$14.2	$4.1	$18.3	$5.2	$(2.0)	$3.2	$19.4	$2.1	$21.5

Corporate and Other
Total interest income	$5.0	$–	$5.0	$4.6	$–	$4.6	$9.6	$–	$9.6
Total interest expense	(5.7)	7.8	2.1	(5.0)	7.0	2.0	(10.7)	14.8	4.1
Provision for credit losses	(15.0)	–	(15.0)	–	–	–	(15.0)	–	(15.0)
Rental income on operating leases	(0.5)	–	(0.5)	(0.6)	–	(0.6)	(1.1)	–	(1.1)
Other income, excluding rental income	15.0	(4.0)	11.0	(72.2)	4.0	(68.2)	(57.2)	–	(57.2)
Depreciation on operating lease equipment	0.3	–	0.3	0.2	–	0.2	0.5	–	0.5
Other expenses	0.2	(0.2)	–	(2.5)	0.7	(1.8)	(2.3)	0.5	(1.8)

Income (loss) before provision for income
taxes	$(0.7)	$3.6	$2.9	$(75.5)	$11.7	$(63.8)	$(76.2)	$15.3	$(60.9)

Net income (loss)	$(25.5)	$22.4	$(3.1)	$(97.2)	$3.9	$(93.3)	$(122.7)	$26.3	$(96.4)

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARIES

In accordance with the Amended Lien Facility as well as requirements in the prepackaged bankruptcy, including the Series A Notes and Series B Notes, the following tables present three mutually exclusive sets of condensed consolidating financial statements, reflecting the following:

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

CONDENSED CONSOLIDATING BALANCE SHEETS (dollars in millions)

	CIT Group Inc.	CIT Group Funding Company of Delaware	C.I.T. Leasing Corporation	CIT Financial Ltd	CIT Bank	Other Subsidiaries	Eliminations	Consolidated Total
September 30, 2010
ASSETS:
Net loans	$–	$–	$870.0	$1,990.1	$5,213.9	$18,549.2	$(266.9)	$26,356.3
Operating lease equipment, net	–	–	992.2	66.7	–	9,940.9	(35.3)	10,964.5
Assets held for sale	–	–	20.4	–	78.0	791.8	(2.5)	887.7
Cash and deposits with banks	1,837.8	7.1	2.6	713.0	1,526.1	7,107.3	(15.9)	11,178.0
Other assets	30,382.7	–	18,687.6	1,180.6	609.0	1,062.8	(48,327.2)	3,595.5

Total Assets	$32,220.5	$7.1	$20,572.8	$3,950.4	$7,427.0	$37,452.0	$(48,647.8)	$52,982.0

LIABILITIES AND EQUITY:
Long-term borrowings, including deposits	$19,243.3	$2,192.9	$271.9	$1.0	$5,615.4	$13,420.7	$(15.9)	$40,729.3
Credit balances of factoring clients	–	–	–	–	–	959.2	–	959.2
Other liabilities	4,143.7	(2,275.2)	4,985.3	2,968.0	49.1	(7,163.5)	(244.7)	2,462.7

Total Liabilities	23,387.0	(82.3)	5,257.2	2,969.0	5,664.5	7,216.4	(260.6)	44,151.2

Total Stockholders’ Equity	8,833.5	89.4	15,315.6	981.4	1,762.5	30,234.4	(48,387.2)	8,829.6
Noncontrolling minority interests	–	–	–	–	–	1.2	–	1.2

Total Equity	8,833.5	89.4	15,315.6	981.4	1,762.5	30,235.6	(48,387.2)	8,830.8

Total Liabilities and Equity	$32,220.5	$7.1	$20,572.8	$3,950.4	$7,427.0	$37,452.0	$(48,647.8)	$52,982.0

December 31, 2009
ASSETS:
Net loans	$–	$–	$925.7	$1,953.0	$6,467.3	$25,904.9	$(371.8)	$34,879.1
Operating lease equipment, net	–	–	1,088.3	47.4	-	9,834.7	(60.4)	10,910.0
Assets held for sale	–	–	13.5	272.2	34.0	24.1	–	343.8
Cash and deposits with banks	1,099.1	1.4	0.3	510.3	1,705.4	6,509.5	(0.1)	9,825.9
Other assets	29,314.0	9.9	18,526.2	1,582.0	763.8	1,250.2	(47,375.8)	4,070.3

Total Assets	$30,413.1	$11.3	$20,554.0	$4,364.9	$8,970.5	$43,523.4	$(47,808.1)	$60,029.1

LIABILITIES AND EQUITY:
Long-term borrowings, including deposits	$19,340.5	$2,198.2	$630.6	$37.0	$7,326.0	$19,104.3	$(155.0)	$48,481.6
Credit balances of factoring clients	–	–	–	–	–	892.9	–	892.9
Other liabilities	2,667.6	(2,389.9)	4,719.6	3,362.3	54.4	(5,876.0)	(284.8)	2,253.2

Total Liabilities	22,008.1	(191.7)	5,350.2	3,399.3	7,380.4	14,121.2	(439.8)	51,627.7

Total Stockholders’ Equity	8,405.0	203.0	15,203.8	965.6	1,590.1	29,400.8	(47,368.3)	8,400.0
Noncontrolling minority interests	–	–	–	–	–	1.4	–	1.4

Total Equity	8,405.0	203.0	15,203.8	965.6	1,590.1	29,402.2	(47,368.3)	8,401.4

Total Liabilities and Equity	$30,413.1	$11.3	$20,554.0	$4,364.9	$8,970.5	$43,523.4	$(47,808.1)	$60,029.1

CONSOLIDATING STATEMENTS OF OPERATION (dollars in millions)

	CIT Group Inc.	CIT Group Funding Company of Delaware	C.I.T. Leasing Corporation	CIT Financial Ltd	CIT Bank	Other Subsidiaries	Eliminations	Consolidated Total
Nine Months Ended September 30, 2010
Interest income	$1.8	$46.1	$74.7	$197.2	$239.2	$2,360.8	$(17.1)	$2,902.7
Interest expense	(1,291.0)	(159.9)	(178.8)	23.3	(102.6)	(685.8)	17.1	(2,377.7)

Net interest revenue	(1,289.2)	(113.8)	(104.1)	220.5	136.6	1,675.0	–	525.0
Provision for credit losses	(27.4)	–	(5.8)	(41.9)	(16.2)	(544.7)	–	(636.0)

Net interest revenue, after credit provision	(1,316.6)	(113.8)	(109.9)	178.6	120.4	1,130.3	-	(111.0)
Equity in net income of subsidiaries	1,279.2	–	896.2	16.5	–	–	(2,191.9)	–
Other Income
Rental income on operating leases	–	–	121.1	22.4	–	1,093.8	(1.0)	1,236.3
Other	93.6	0.1	15.8	154.5	29.6	472.2	(5.5)	760.3

Total other income	93.6	0.1	136.9	176.9	29.6	1,566.0	(6.5)	1,996.6

Total net revenue, net of interest expense and credit provision	56.2	(113.7)	923.2	372.0	150.0	2,696.3	(2,198.4)	1,885.6

Other Expenses
Depreciation on operating lease equipment	–	–	(37.9)	(15.1)	–	(460.4)	0.5	(512.9)
Operating expenses	23.9	–	(62.9)	(31.7)	(32.0)	(680.3)	15.8	(767.2)

Total other expenses	23.9	–	(100.8)	(46.8)	(32.0)	(1,140.7)	16.3	(1,280.1)

Income (loss) before income taxes	80.1	(113.7)	822.4	325.2	118.0	1,555.6	(2,182.1)	605.5
Benefit (provision) for income taxes	338.2	–	(1.2)	(100.2)	(44.6)	(380.0)	0.6	(187.2)

Income (loss) before attribution of noncontrolling interests	418.3	(113.7)	821.2	225.0	73.4	1,175.6	(2,181.5)	418.3
Income attributable to noncontrolling interests, after tax	–	–	–	–	–	–	–	–

Net income (loss)	$418.3	($113.7)	$821.2	$225.0	$73.4	$1,175.6	$(2,181.5)	$418.3

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (dollars in millions)

	CIT Group Inc.	CIT Group Funding Company of Delaware	C.I.T. Leasing Corporation	CIT Financial Ltd	CIT Bank	Other Subsidiaries	Eliminations	Consolidated Total
Nine Months Ended September 30, 2010
Cash Flows From Operating Activities:
Net cash flows provided by (used for) operations	$2,403.0	$(87.3)	$964.5	$469.3	$284.6	$(3,752.9)	$–	$281.2

Cash Flows From Investing
Activities:
Net decrease in financing and leasing assets
and other investing activities	11.9	–	101.2	181.5	1,206.2	7,371.3	–	8,872.1
(Increase) decrease in inter-company loans
and investments	(1,579.0)	–	–	–	–	–	1,579.0	–

Net cash flows (used for) provided by
investing activities	(1,567.1)	–	101.2	181.5	1,206.2	7,371.3	1,579.0	8,872.1

Cash Flows From Financing Activities:
Net decrease in debt and other
financing activities	(97.2)	(5.3)	(358.7)	(36.0)	(1,710.6)	(5,760.8)	–	(7,968.6)
Inter-company financing	–	98.3	(704.7)	(412.2)	90.3	2,507.3	(1,579.0)	–

Net cash flows provided by (used for)
financing activities	(97.2)	93.0	(1,063.4)	(448.2)	(1,620.3)	(3,253.5)	(1,579.0)	(7,968.6)

Net increase (decrease) in unrestricted cash
and cash equivalents	738.7	5.7	2.3	202.6	(129.5)	364.9	–	1,184.7
Unrestricted cash and cash equivalents,
beginning of period	1,099.1	1.4	0.3	510.3	1,617.6	5,176.5	–	8,405.2

Unrestricted cash and cash equivalents,							–
end of period	$1,837.8	$7.1	$2.6	$712.9	$1,488.1	$5,541.4	$–	$9,589.9

CONDENSED CONSOLIDATING BALANCE SHEETS (dollars in millions)

	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Total
September 30, 2010
ASSETS:
Net loans	$8,878.2	$17,753.7	$(275.6)	$26,356.3
Operating lease equipment, net	9,197.5	1,803.3	(36.3)	10,964.5
Assets held for sale	716.7	173.5	(2.5)	887.7
Cash and deposits with banks	7,961.4	3,232.5	(15.9)	11,178.0
Other assets	24,667.1	3,103.9	(24,175.5)	3,595.5

Total Assets	$51,420.9	$26,066.9	$(24,505.8)	$52,982.0

LIABILITIES AND EQUITY:
Long-term borrowings, including deposits	$25,551.2	$15,410.4	$(232.3)	$40,729.3
Credit balances of factoring clients	958.9	0.9	(0.6)	959.2
Other liabilities	14,015.1	(11,317.7)	(234.7)	2,462.7

Total Liabilities	40,525.2	4,093.6	(467.6)	44,151.2

Total Stockholders’ Equity	10,895.3	21,973.6	(24,039.3)	8,829.6
Noncontrolling minority interests	0.4	(0.3)	1.1	1.2

Total Equity	10,895.7	21,973.3	(24,038.2)	8,830.8

Total Liabilities and Equity	$51,420.9	$26,066.9	$(24,505.8)	$52,982.0

December 31, 2009
ASSETS:
Net loans	$15,390.6	$19,858.9	$(370.4)	$34,879.1
Operating lease equipment, net	7,936.5	3,033.9	(60.4)	10,910.0
Assets held for sale	303.1	40.7	–	343.8
Cash and deposits with banks	6,772.4	3,053.6	(0.1)	9,825.9
Other assets	23,603.3	2,935.7	(22,468.7)	4,070.3

Total Assets	$54,005.9	$28,922.8	$(22,899.6)	$60,029.1

LIABILITIES AND EQUITY:
Long-term borrowings, including deposits	$30,665.7	$18,138.8	$(322.9)	$48,481.6
Credit balances of factoring clients	871.7	21.2	–	892.9
Other liabilities	12,105.2	(9,550.5)	(301.5)	2,253.2

Total Liabilities	43,642.6	8,609.5	(624.4)	51,627.7

Total Stockholders’ Equity	10,362.0	20,313.2	(22,275.2)	8,400.0
Noncontrolling minority interests	1.3	0.1	–	1.4

Total Equity	10,363.3	20,313.3	(22,275.2)	8,401.4

Total Liabilities and Equity	$54,005.9	$28,922.8	$(22,899.6)	$60,029.1

CONSOLIDATING STATEMENTS OF OPERATION (dollars in millions)

	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Total
Nine Months Ended September 30, 2010
Interest income	$1,754.2	$1,183.8	$(35.3)	$2,902.7
Interest expense	(2,023.0)	(373.0)	18.3	(2,377.7)

Net interest revenue	(268.8)	810.8	(17.0)	525.0
Provision for credit losses	(450.5)	(185.0)	(0.5)	(636.0)

Net interest revenue, after credit provision	(719.3)	625.8	(17.5)	(111.0)
Equity in net income of subsidiaries	1,045.6	403.4	(1,449.0)	–
Other Income
Rental income on operating leases	967.6	269.7	(1.0)	1,236.3
Other	579.3	212.6	(31.6)	760.3

Total other income	1,546.9	482.3	(32.6)	1,996.6

Total net revenue, net of interest expense and credit provision	1,873.2	1,511.5	(1,499.1)	1,885.6

Other Expenses
Depreciation on operating lease equipment	(388.8)	(124.6)	0.5	(512.9)
Operating expenses	(668.7)	(129.8)	31.3	(767.2)

Total other expenses	(1,057.5)	(254.4)	31.8	(1,280.1)

Income (loss) before income taxes	815.7	1,257.1	(1,467.3)	605.5
Benefit (provision) for income taxes	39.8	(229.0)	2.0	(187.2)

Income (loss) before attribution of noncontrolling interests	855.5	1,028.1	(1,465.3)	418.3

Income attributable to noncontrolling interests, after tax	–	0.7	(0.7)	–

Net income (loss)	$855.5	$1,028.8	$(1,466.0)	$418.3

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (dollars in millions)

	Guarantor Entities	Non-Guarantor Entities	Eliminations	Consolidated Total
Nine Months Ended September 30, 2010

Cash Flows From Operating Activities:
Net cash flows provided by (used for) operations	$1,910.7	$(1,629.5)	$–	$281.2

Cash Flows From Investing Activities:
Net decrease in financing and leasing assets and other investing activities	4,013.5	4,858.6	–	8,872.1
Decrease (increase) in intercompany loans and investments	1,579.0	-	(1,579.0)	–

Net cash flows (used for) provided by investing activities	5,592.5	4,858.6	(1,579.0)	8,872.1

Cash Flows From Financing Activities:
Net decrease in debt and other financing activities	(5,114.5)	(2,854.1)	–	(7,968.6)
Inter-company financing	(1,199.7)	(379.3)	1,579.0	–

Net cash flows provided by (used for) financing activities	(6,314.2)	(3,233.4)	1,579.0	(7,968.6)

Net increase (decrease) in unrestricted cash and cash equivalents	1,189.0	(4.3)	–	1,184.7
Unrestricted cash and cash equivalents, beginning of period	6,772.4	1,632.8	–	8,405.2

Unrestricted cash and cash equivalents, end of period	$7,961.4	$1,628.5	$–	$9,589.9

CONDENSED CONSOLIDATING BALANCE SHEETS (dollars in millions)

	Restricted Entities	Unrestricted Entities	Eliminations	Consolidated Total
September 30, 2010
ASSETS:
Net loans	$8,825.0	$17,806.9	$(275.6)	$26,356.3
Operating lease equipment, net	9,435.8	1,565.0	(36.3)	10,964.5
Assets held for sale	727.1	163.1	(2.5)	887.7
Cash and deposits with banks	6,438.2	4,755.7	(15.9)	11,178.0
Other assets	9,824.2	31,609.2	(37,837.9)	3,595.5

Total Assets	$35,250.3	$55,899.9	$(38,168.2)	$52,982.0

LIABILITIES AND EQUITY:
Long-term borrowings, including deposits	$6,307.9	$34,653.7	$(232.3)	$40,729.3
Credit balances of factoring clients	958.9	0.9	(0.6)	959.2
Other liabilities	(3,112.0)	5,809.4	(234.7)	2,462.7

Total Liabilities	4,154.8	40,464.0	(467.6)	44,151.2

Total Stockholders’ Equity	31,095.1	15,436.2	(37,701.7)	8,829.6
Noncontrolling minority interests	0.4	(0.3)	1.1	1.2

Total Equity	31,095.5	15,435.9	(37,700.6)	8,830.8

Total Liabilities and Equity	$35,250.3	$55,899.9	$(38,168.2)	$52,982.0

December 31, 2009
ASSETS:
Net loans	$16,381.8	$18,867.3	$(370.0)	$34,879.1
Operating lease equipment, net	8,126.2	2,957.4	(173.6)	10,910.0
Assets held for sale	303.1	40.7	-	343.8
Cash and deposits with banks	5,735.8	4,093.0	(2.9)	9,825.9
Other assets	7,962.3	30,214.8	(34,106.8)	4,070.3

Total Assets	$38,509.2	$56,173.2	$(34,653.3)	$60,029.1

LIABILITIES AND EQUITY:
Long-term borrowings, including deposits	$11,339.6	$37,464.9	$(322.9)	$48,481.6
Credit balances of factoring clients	871.7	21.2	-	892.9
Other liabilities	(2,604.9)	5,246.2	(388.1)	2,253.2

Total Liabilities	9,606.4	42,732.4	(711.0)	51,627.7

Total Stockholders’ Equity	28,901.2	13,441.1	(33,942.3)	8,400.0
Noncontrolling minority interests	1.6	(0.2)	-	1.4

Total Equity	28,902.8	13,440.9	(33,942.3)	8,401.4

Total Liabilities and Equity	$38,509.2	$56,173.2	$(34,653.3)	$60,029.1

CONSOLIDATING STATEMENTS OF OPERATION (dollars in millions)

	Restricted Entities	Unrestricted Entities	Eliminations	Consolidated Total
Nine Months Ended September 30, 2010
Interest income	$1,819.4	$1,118.6	$(35.3)	$2,902.7
Interest expense	(437.6)	(1,958.4)	18.3	(2,377.7)

Net interest revenue	1,381.8	(839.8)	(17.0)	525.0
Provision for credit losses	(449.3)	(186.2)	(0.5)	(636.0)

Net interest revenue, after credit provision	932.5	(1,026.0)	(17.5)	(111.0)

Equity in net income of subsidiaries	472.8	1,293.2	(1,766.0)	-

Other Income
Rental income on operating leases	1,007.0	230.3	(1.0)	1,236.3
Other	582.7	209.2	(31.6)	760.3

Total other income	1,589.7	439.5	(32.6)	1,996.6

Total net revenue, net of interest expense and credit provision	2,995.0	706.7	(1,816.1)	1,885.6

Other Expenses
Depreciation on operating lease equipment	(419.2)	(94.2)	0.5	(512.9)
Operating expenses	(706.9)	(91.6)	31.3	(767.2)

Total other expenses	(1,126.1)	(185.8)	31.8	(1,280.1)

Income (loss) before income taxes	1,868.9	520.9	(1,784.3)	605.5

Benefit (provision) for income taxes	(352.0)	162.8	2.0	(187.2)

Income (loss) before attribution of noncontrolling interests	1,516.9	683.7	(1,782.3)	418.3
Income attributable to noncontrolling interests, after tax	0.3	0.4	(0.7)	-

Net income (loss)	$1,517.2	$684.1	$(1,783.0)	$418.3

ITEM 2.	—	Management’s Discussion and Analysis of Financial Condition and Results of Operations
and
ITEM 3.	—	Quantitative and Qualitative Disclosures about Market Risk

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

In the following discussion, we use financial terms that are relevant to our business. You can find a glossary of these terms in Item 1. Business Overview in our Form 10-K for the year ended December 31, 2009.

In preparing the consolidated financial statements for the quarter ended September 30, 2010, the Company discovered and corrected immaterial errors that impacted the 2010 first and second quarter results and had a de minimis impact on the post-emergence December 31, 2009 balance sheet. The net effect of these errors was an understatement of pre-tax income totaling $34.3 million and $22.5 million for the quarters ended June 30 and March 31, 2010, respectively, and goodwill totaling $15.7 million at December 31, 2009. While the adjustments were primarily related to the complexities of FSA and the accounting for the related activity, some other errors were identified as well. While these errors did not, individually or in the aggregate, result in a material misstatement of the Company's December 31, 2009 balance sheet or the consolidated financial statements for the first or second quarters, correcting these items in the third quarter would have been material to the third quarter results. Accordingly, management has revised in this filing and will revise in its 2010 Form 10-K and its subsequent quarterly filings on Form 10-Q, its previously reported December 31, 2009 balance sheet and March 31, 2010 and June 30, 2010 consolidated financial statements. All comparisons to those periods and year to date 2010 reflect the revised amounts.

The Company has revised its goodwill adjustment in the December 31, 2009 Consolidated Balance Sheet from the amount released in the Company’s October 26, 2010 Earnings Release and Current Report on Form 8-K filing. The impact of this correction was a $12 million increase in goodwill and decrease in loans. There was no impact on the Consolidated Statement of Operations.

FINANCIAL PERFORMANCE OVERVIEW

During the quarter, we continued to execute on the strategic priorities outlined earlier in the year while providing financing to small businesses and middle market companies. We substantially completed the build out of our senior corporate leadership team and are in the midst of our 2011 and longer-term strategic planning processes.

We have made significant progress paying down high cost debt and re-accessing the capital markets for cost-efficient financing. Through September 30, 2010, we have paid down $4.5 billion of the $7.5 billion of high cost first lien debt we had at emergence and refinanced the remaining $3.0 billion at a significantly reduced cost and extended the maturity. In October and November 2010, we redeemed the $1.4 billion of second lien 10.25% Series B notes maturing in 2013 through 2016. We raised over $2.7 billion of new secured debt in 2010 across a variety of asset classes, including trade and vendor receivables, aircraft and other leased equipment. These bank and capital market financings have all been at attractive rates, with costs averaging approximately 4% including amortization of related fees.

We continue to make progress optimizing our asset portfolio. We have sold over $4.5 billion (pre-FSA) of non-strategic assets year-to-date including operations in Australia, asset-based loans in Canada, a liquidating Vendor Finance consumer portfolio, and student loans. In aggregate, these sales have occurred at prices above our FSA-adjusted carrying values and provided liquidity for the aforementioned debt repayments.

We continue to work on the issues cited in our Written Agreement with the Federal Reserve Bank of New York. Much of these efforts focus on enhancing our overall risk and credit management policies, procedures and practices. While we remain focused on expenses and driving operating efficiencies, we are equally committed to further investing in the risk management and control functions.

Our year-to-date financial results reflect these accomplishments. The balance sheet contracted, reflecting our pro-active efforts to optimize the portfolio and refinance our debt. We increased capital, with Tier One and Total Capital Ratios improved to 18.7% and 19.6%, respectively, at September 30, 2010, up from 17.5% and 18.2% at June 30, 2010. We also built loan loss reserves and had cash in excess of $11 billion at quarter end. We reported net income of $418 million for the first three quarters of 2010, due in large part to greater than expected FSA accretion mostly stemming from accelerated asset prepayments. Importantly, our new business initiatives are taking hold with new lending commitments and funded volumes increasing sequentially each quarter.

Management’s discussion and analysis focuses primarily on sequential trends as prior year comparisons to Predecessor CIT lack relevance given the impact of FSA. Comparisons to the prior year are summarized in Discussion of Results in Comparison to 2009.

Selected financial information for the first three quarters of 2010 is presented in the table below:

	September 30, 2010	June 30, 2010	March 31, 2010
Net income (in millions)	$131.5	$171.4	$115.4
Diluted earnings per common share	$ 0.66	$ 0.85	$ 0.58
Book value per common share	$44.09	$43.34	$ 42.70
Tangible book value per common share	$42.14	$41.23	$ 40.42

In the third quarter, net income decreased sequentially as lower interest expense, provision for credit losses, and operating expenses were offset by a decline in interest income and fewer recoveries on assets charged-off prior to 2010. In aggregate, pre-tax benefits from FSA-related items of $266 million were down approximately $150 million from the second quarter, primarily due to lower asset levels, slower customer prepayments, and the repayment of high cost debt. The earnings contributed to an increase in book value per common share and tangible book value per common share.

Net finance revenue1 (which includes operating lease rentals and depreciation) decreased $110 million from the second quarter as the revenue impact of a $2.7 billion reduction in average earning assets more than offset the interest savings from reducing high-cost debt. As a percentage of average earning assets, net finance revenue in the third quarter was 3.28%, down from 4.12% in the second quarter, and included a 2.62% benefit from FSA. Excluding FSA and the effect of prepayment penalties on high-cost debt in both quarters, margin was 0.92%, up 23 basis points from the second quarter, as the reduction in funding costs was partially offset by the lower asset yields that resulted from a change in the composition of interest-earning assets and lower yield-related fees. Our net finance revenue continues to be adversely impacted by the high level of debt cost and non-accrual loans.

Other income (excluding operating lease rentals) decreased from the second quarter primarily due to lower recoveries on receivables charged-off prior to the adoption of FSA $52 million in the third quarter, down from $113 million in the second quarter. Results also reflect slightly higher factoring commissions on seasonal volume build.

We continued to reduce operating expenses to better correspond to the lower asset base. Operating expenses decreased from the second quarter reflecting lower employee costs. Headcount declined 5% from June 30, 2010 to approximately 3,800. We recorded $6 million of restructuring charges in the third quarter for facility consolidation and severance costs and expect further restructuring charges of approximately $40 million in the fourth quarter relating to exiting office space.

We continued to increase funding to small and middle-market customers as new business volume was sequentially higher each quarter in 2010. CIT Bank continues to actively originate new loans, as approximately 35% of the total U.S. funded volume was underwritten by CIT Bank, up from almost 15% in the second quarter. During the third quarter, the Bank originated one aerospace loan secured by aircraft. In the fourth quarter, the Bank will begin to originate U.S. receivables for the Lenovo program of Vendor Finance.

Portfolio optimization continued; our finance and leasing asset portfolio was reduced by almost 5% during the quarter reflecting strategic sales and net portfolio collections. We sold $1.5 billion (before FSA discounts) of non-core assets, which included a $0.6 billion liquidating consumer portfolio in Vendor Finance, $0.6 billion in Corporate Finance, $0.2 billion of other Vendor assets and approximately $100 million of Transportation equipment.

Assets held for sale at September 30, 2010 include the private student loan portfolio, a pool of government-guaranteed student loans and certain energy-related Corporate Finance assets. In October, we signed agreements to sell the private student loan portfolio of approximately $143 million (post-FSA) and a $320 million (post-FSA) energy asset.

Total cash rose to $11.2 billion at September 30, 2010, consisting of $6.5 billion at the bank holding company (“BHC”), $1.6 billion at CIT Bank, $1.5 billion at operating subsidiaries, and $1.6 billion in restricted cash. There are certain limitations on the use of CIT Bank cash, such as funding transactions originated only at the Bank. Restricted cash consists of $0.8 billion for securitizations, $0.6 billion held in cash sweep accounts and $0.2 billion of cash collateral securing letters of credit and other restricted balances.

Proceeds from asset sales and net portfolio collections enabled the paydown of over $2.5 billion of debt during the quarter, including $1.5 billion of high-cost first lien debt. We have repaid a total of $4.5 billion of first lien debt in 2010 and refinanced the remaining $3 billion at a lower cost and a later maturity date. In October and November 2010, we redeemed the $1.4 billion of 10.25% Series B Notes that mature from 2013 through 2016 using cash at the BHC.

We are developing access to more cost-efficient funding sources to support lending to our small business and middle market customers. During the 2010 third quarter we funded several aircraft through the facility we have, which is guaranteed by the European Export Credit Agency (“ECA”). This transaction, when combined with first half financings, aggregates to over $2.7 billion of total new fundings.

1 Total net revenue and net finance revenue are non-GAAP measures. See Non-GAAP Financial Measurements section for reconciliation of non-GAAP to GAAP financial information.

Credit trends showed signs of stabilization, as the amount of net charge-offs and non-accrual loans each decreased modestly from the second quarter. Though down in amount, the corresponding ratios as a percentage of finance receivables increased from the prior quarter due to continued portfolio contraction. The reduction in non-accrual loans was driven largely by improvement in Corporate Finance, which was partially offset by an increase in Trade Finance. These credit metrics, which are after the application of FSA, include asset marks and other FSA-related items. Reported net charge-offs of $101 million for the third quarter, down from $106 million in the second quarter, do not reflect recoveries on pre-FSA charge-offs recorded in other income, which were $52 million in the third quarter and $113 million in the second quarter.

Management also evaluates credit performance using credit metrics that exclude the impact of FSA. On this basis, gross charge-offs were $233 million, down $19 million from the second quarter, while non-accrual loans of $2.6 billion decreased $447 million from the second quarter, including a decline of $195 million due to student loans that were reclassified to held for sale. New inflows into non-accrual loans decreased significantly on a pre-FSA basis from the preceding two quarters.

The allowance for loan losses increased to $397 million from $328 million at June 30, 2010 reflecting increases to specific reserves on impaired loans and to non-specific reserves. Although credit metrics showed signs of stabilization in the third quarter, we built reserves for incremental deterioration beyond the FSA discount on pre-emergence loans. The provision for credit losses decreased from the second quarter, as the build in non-specific reserves was partially offset by the reversal of reserves related to the liquidating Vendor Finance consumer portfolio that was sold.

Vendor Finance, Transportation Finance and Trade Finance results improved from the second quarter, while Corporate Finance and Consumer results declined.

  Corporate Finance new business activity continued to improve with increases in both committed and funded loan volume. Funded loan volume increased 29% from the second quarter, which reflected a more than doubling of volume underwritten at CIT Bank. We were awarded agency roles and continue to build our pipeline for new deals. Earnings declined sequentially, primarily due to lower FSA accretion benefits on slower portfolio prepayments, reduced gains on asset sales, and fewer recoveries on loans charged-off prior to the adoption of FSA. Operating expenses improved from the prior quarter as headcount declined 6%. Financing and leasing assets declined by $711 million from June 30, 2010 as new volume was more than offset by asset sales and collections.

  Transportation Finance continued to perform well, as our commercial air fleet remains effectively fully utilized and our rail fleet utilization improved to 94% from 93%. During the third quarter, six new aircraft valued at $0.2 billion were delivered and placed with carriers. Four of eight aircraft leased to a bankrupt foreign-based airline were returned, 3 of which were redeployed, and an agreement has been signed for return of the remaining four aircraft. Lease commitments are in place for all 16 aircraft to be delivered over the next twelve months. Rail revenue increased as utilization improved on modest increases in activity across most major car types, and rents improved on usage-based contracts. Earnings rose slightly from the second quarter, as the benefits of higher gains on asset sales and lower operating expenses were largely offset by a higher provision for credit losses and the impact of FSA that dampened net operating lease rental income.

  Trade Finance results reflect the benefit of the financing facility that was established at the end of the second quarter and higher commissions. Third quarter factored volume increased to $7 billion, from $6.3 billion in the second quarter, reflecting normal seasonal trends. Factoring commissions improved modestly, as the increased volume was slightly offset by a modest reduction in rates charged.

  Vendor Finance earnings improved, reflecting the benefits of asset sales as well as lower credit and operating costs. Portfolio yields remained consistent and volume increased despite the impact of the sale of the Australia and New Zealand business at the end of the second quarter. We funded $542 million of new business volume in the quarter, reflecting increases across many programs and regions. We also expanded Lenovo Financial Services to Western Europe. Total financing and leasing assets declined by approximately $1 billion, reflecting asset sales and collection activity. During the quarter we sold over $800 million of assets, including the liquidating consumer portfolio, the sale of which reduced credit loss reserve needs and lowered the current quarter provision for credit losses.

  Consumer Finance results were negatively impacted by the transfer to assets held for sale of our private student loan portfolio and a pool of government-guaranteed loans, sales of which are anticipated to close during the fourth quarter. This transfer of $400 million of loans ($895 million pre-FSA) resulted in a $195 million decline of the pre-FSA non-accrual loans and a corresponding reduction in FSA discount of $486 million. We continue to manage the remaining $8.4 billion liquidating portfolio of government-guaranteed student loans.

Business trends are discussed further in “Results by Business Segment”.

Discussion of Results in Comparison to 2009

The following discussion highlights certain year-over-year results. However, FSA adjustments reflected in 2010 impact the usefulness and comparability of year-over-year comparisons.

Net income for the quarter ended September 30, 2010, of $131.5 million, improved from the prior year loss of $1.1 billion, primarily due to increased other revenue and a lower provision for credit losses, as the prior year results included $701.8 million provision for credit losses and a charge of $285 million related to the change in fair value of a derivative that was subsequently terminated in October 2009. In contrast, 2010 results included $129 million in asset sale gains and $52 million in recoveries on pre-emergence charge-offs reported in other revenue. The 2010 provision for credit losses declined $537 million from the prior year, largely due to FSA discount reducing reported charge-offs in the current year. The current period results also benefitted from $266 million in net accretion of FSA adjustments as discussed previously. Net finance revenue margins (including net operating lease income) prior to FSA and excluding current period prepayment charges on debt repayments were 0.92% versus 0.35% in 2009, reflecting some benefit from the repayment of the high cost debt issued in the reorganization.

Net income for the nine months ended September 30, 2010, of $418.3 million, improved from the prior year loss of $3.2 billion, reflecting the same trends and factors that drove the third quarter comparison. In addition, 2009 results included goodwill and intangible assets impairment charges of $692 million. The provision for credit losses in 2010 was $1.2 billion below 2009. In contrast to the third quarter trend, net finance margin was down, as 2010 net finance revenue margins prior to FSA and excluding current period prepayment charges were 0.76% versus 0.86% in the prior year.

FRESH START ACCOUNTING

Upon emergence from bankruptcy, CIT adopted FSA. As a result, assets, liabilities and equity were reflected in our financial statements at fair value at December 31, 2009. FSA adjustments are reflected in 2010 and December 31, 2009 ending balances, while accretion and amortization of certain FSA adjustments are reflected in operating results for 2010. Because the FSA accretion and amortization adjustments are reflected in 2010 and not 2009, year over year comparisons are not on the same basis, therefore comparisons throughout this document are primarily on a sequential basis.

The following table presents FSA adjustments by balance sheet caption:

Fresh Start Accounting:	Accretable	Non-accretable	Accretable	Non-accretable

(Discount) / Premium	September 30, 2010		June 30, 2010(1)

Loans	$(1,927.3)	$(583.3)	$(2,340.4)	$(1,178.9)
Operating lease equipment, net	(3,055.1)	–	(3,107.9)	–
Goodwill and Intangible assets	136.3	243.1	168.5	243.1
Other assets	(241.2)	–	(261.2)	–

Total assets	$(5,087.3)	$(340.2)	$(5,541.0)	$(935.8)

Deposits	$103.1	$–	$112.3	$–
Long-term borrowings	(3,063.8)	–	(3,195.0)	–
Other liabilities	–	220.4	–	285.4

Total liabilities	$(2,960.7)	$220.4	$(3,082.7)	$285.4

	March 31, 2010(1)		December 31, 2009(1)

Loans	$(3,077.8)	$(1,490.1)	$(3,556.5)	$(1,683.7)
Operating lease equipment, net	(3,152.7)	–	(3,239.7)	–
Goodwill and Intangible assets	201.5	243.1	225.1	243.1
Other assets	(285.2)	–	(321.0)	–

Total assets	$(6,314.2)	$(1,247.0)	$(6,892.1)	$(1,440.6)

Deposits	$121.6	$–	$131.4	$–
Long-term borrowings	(3,284.9)	–	(3,394.4)	–
Other liabilities	–	306.7	–	336.6

Total liabilities	$(3,163.3)	$306.7	$(3,263.0)	$336.6

(1)	Certain balances have been revised from previously reported amounts. See Note 2 – Prior Period Revisions for details.

In addition to the FSA accretion on loans’ recorded in interest income ($332 million in the third quarter, $1.2 billion year to date), the accretable balance declined as a result of asset sales and transfers to held for sale. The decline in non-accretable balance in the third quarter is primarily due to loans transferred to available for sale; the decrease also reflects charge-offs, prepayments, asset sales and transfer of loan non-accretable discount to accretable discount. The following table summarizes the impact of accretion and amortization of fresh start accounting adjustments on the Consolidated Statement of Operations:

Accretion / (Amortization) of Fresh Start Accounting Adjustments (dollars in millions)

	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Consumer	Corporate and Other	Total CIT
Quarter Ended September 30, 2010
Interest income	$232.8	$19.1	$2.9	$46.9	$29.9	$–	$331.6
Interest expense	(61.9)	(33.6)	(2.3)	(11.6)	(13.9)	0.8	(122.5)
Rental income on
operating leases	–	(29.7)	–	–	–	–	(29.7)
Other income	15.3	3.1	–	–	1.6	–	20.0
Depreciation expense	1.9	58.0	–	6.6	–	–	66.5

Total	$188.1	$16.9	$0.6	$41.9	$17.6	$0.8	$265.9

Quarter Ended June 30, 2010(1)
Interest income	$310.6	$20.6	$2.9	$58.4	$30.9	$0.8	$424.2
Interest expense	(45.2)	(16.5)	(1.6)	(7.3)	(9.4)	(0.1)	(80.1)
Rental income on
operating leases	–	(24.8)	–	–	–	–	(24.8)
Other income	18.4	3.7	–	–	1.8	–	23.9
Depreciation expense	4.1	59.4	–	7.1	–	–	70.6

Total	$287.9	$42.4	$1.3	$58.2	$23.3	$0.7	$413.8

Quarter Ended March 31, 2010(1)
Interest income	$365.8	$23.6	$6.7	$63.0	$31.4	$(0.8)	$489.7
Interest expense	(48.5)	(29.2)	(2.0)	(11.0)	(10.4)	0.4	(100.7)
Rental income on
operating leases	–	(33.8)	–	–	–	–	(33.8)
Other income	27.5	5.5	–	–	2.7	0.1	35.8
Depreciation expense	2.2	57.4	–	8.9	–	–	68.5

Total	$347.0	$23.5	$4.7	$60.9	$23.7	$(0.3)	$459.5

Nine Months Ended September 30,
2010
Interest income	$909.2	$63.3	$12.5	$168.3	$92.2	$–	$1,245.5
Interest expense	(155.6)	(79.3)	(5.9)	(29.9)	(33.7)	1.1	(303.3)
Rental income on
operating leases	–	(88.3)	–	–	–	–	(88.3)
Other income	61.2	12.3	–	–	6.1	0.1	79.7
Depreciation expense	8.2	174.8	–	22.6	–	–	205.6

Total	$823.0	$82.8	$6.6	$161.0	$64.6	$1.2	$1,139.2

(1)	Certain balances have been revised from previously reported amounts. See Note 2 – Prior Period Revisions for details.

Due to market conditions, there has been a high level of loan prepayments, especially during the first half of 2010, resulting in higher accretion of interest income than was anticipated. For the three and nine months ended September 30, 2010, the accretion income related to prepayments of loans was $101.5 million and $387.0 million, respectively, primarily related to Corporate Finance, and was included in interest income.

NET FINANCE REVENUE

Net Finance Revenue (dollars in millions)

	Quarters Ended				Nine Months Ended

	CIT			Predecessor CIT	CIT	Predecessor CIT

	September 30, 2010	June 30, 2010(1)	March 31, 2010(1)	September 30, 2009	September 30, 2010	September 30, 2009

Interest income	$815.7	$999.9	$1,087.1	$556.6	$2,902.7	$1,810.7
Rental income on operating leases	398.4	419.7	418.2	471.7	1,236.3	1,420.4

Finance revenue	1,214.1	1,419.6	1,505.3	1,028.3	4,139.0	3,231.1
Interest expense	(732.2)	(811.3)	(834.2)	(693.8)	(2,377.7)	(1,984.5)
Depreciation on operating lease equipment	(161.7)	(178.5)	(172.7)	(282.6)	(512.9)	(851.2)

Net finance revenue	$320.2	$429.8	$498.4	$51.9	$1,248.4	$395.4

Average Earnings Assets (“AEA”)	$39,048.5	$41,735.1	$44,631.1	$59,947.5	$41,808.2	$61,202.0

As a % of AEA:
Interest income	8.36%	9.58%	9.74%	3.71%	9.26%	3.94%
Rental income on operating leases	4.08%	4.02%	3.75%	3.15%	3.94%	3.09%

Finance revenue	12.44%	13.60%	13.49%	6.86%	13.20%	7.03%
Interest expense	-7.50%	-7.77%	-7.47%	-4.63%	-7.58%	-4.32%
Depreciation on operating lease equipment	-1.66%	-1.71%	-1.55%	-1.88%	-1.64%	-1.85%

Net finance revenue	3.28%	4.12%	4.47%	0.35%	3.98%	0.86%

As a % of AEA by Segment:
Corporate Finance	6.04%	7.48%	7.85%	2.51%	7.18%	2.34%
Transportation Finance	1.32%	1.65%	0.68%	2.13%	1.22%	2.13%
Trade Finance	-3.40%	-5.90%	-2.39%	2.19%	-3.86%	2.43%
Vendor Finance	7.74%	8.14%	9.93%	1.97%	8.70%	2.82%
Commercial Segments	4.01%	4.78%	5.35%	2.24%	4.75%	2.40%
Consumer	0.89%	1.42%	0.98%	-0.05%	1.10%	-0.26%

(1)	Certain balances have been revised from previously reported amounts. See Note 2 – Prior Period Revisions for details.

Net finance revenue decreased $110 million from the second quarter as the revenue impact of a $2.7 billion contraction in average earning assets more than offset the interest savings from reducing high cost debt. Although down sequentially, high debt costs remain a contributing factor in the low margin rate. During 2010, we prepaid approximately $4.5 billion of our high cost first lien debt and refinanced the remaining $3 billion at a lower cost and with a later maturity date. In addition, in October and November 2010 we redeemed $1.4 billion of the $2.1 billion 10.25% Series B Second Lien Notes, representing those that mature from 2013 through 2016.

Reported net finance revenue was down 84 basis points from the second quarter as the funding cost savings were more than offset by a 111 basis point drop in asset yields. Asset yield declines were driven by a 73 basis points reduction due to lower accretion, with the balance reflecting lower yield-related fees and product shift as we have proportionately fewer vendor finance assets and higher yielding cash flow loans. Partially offsetting the decline in asset yield was a 27 basis point improvement in our average funding cost largely due to the first lien pay-down and refinancing.

As detailed in the following table, net finance revenue as a percentage of AEA for the 2010 periods includes significant favorable impact from net accretion and lower depreciation as a result of FSA.

Net Finance Revenue as a % of AEA

	Quarters Ended			Nine Months Ended September 30, 2010

	September 30, 2010	June 30, 2010(1)	March 31, 2010(1)

GAAP - net finance revenue %	3.28%	4.12%	4.47%	3.98%
Impact from FSA	-2.62%	-3.79%	-3.90%	-3.46%
Secured credit facility prepayment penalty fee	0.26%	0.36%	0.11%	0.24%

Net finance revenue % (exclusive of FSA and prepayment fees)	0.92%	0.69%	0.68%	0.76%

(1)	Certain balances have been revised from previously reported amounts. See Note 2 – Prior Period Revisions for details.

Exclusive of FSA benefits and prepayment fees on the first lien debt, margin increased from the second quarter largely reflecting the benefit from the first lien pay-down. Prepayment fees were $29 million this quarter, down from $45 million in the second quarter on lower debt prepayments.

Net Operating Lease Revenue as a % of Average Operating Leases (AOL) (dollars in millions)

	Quarters Ended				Nine Months Ended

	CIT			Predecessor CIT	CIT	Predecessor CIT

	September 30, 2010	June 30, 2010(1)	March 31, 2010(1)	September 30, 2009	September 30, 2010	September 30, 2009

Rental income on operating leases	14.52%	15.32%	15.31%	14.22%	15.03%	14.43%
Depreciation on operating lease equipment	-5.89%	-6.52%	-6.32%	-8.52%	-6.23%	-8.65%

Net operating lease revenue	8.63%	8.80%	8.99%	5.70%	8.80%	5.78%

Net operating lease revenue, excluding FSA	5.69%	5.55%	5.98%	5.70%	5.73%	5.78%

Average Operating Lease Equipment (“AOL”)	$10,975.8	$10,973.5	$10,945.2	$13,269.2	$10,966.9	$13,120.6

(1)	Certain balances have been revised from previously reported amounts. See Note 2 – Prior Period Revisions for details.

Net operating lease revenue included an FSA benefit of $37 million in the current quarter ($117 million year-to-date) as lower depreciation helped offset reduced rental income on operating leases. Before FSA adjustments, net operating lease revenue increased slightly. Net operating lease revenue is primarily generated from aircraft and rail transportation portfolios. Utilization remained strong in aerospace and all of the new aircraft scheduled for delivery over the next twelve months from our order book are placed on lease. Rail utilization rates improved from last quarter to 94% on modest increases in activity across most major car types, and rents improved on usage-based contracts. Market rents are improving modestly but renewal rates remain below expiring rates. See “Concentrations –Operating Leases”.

CREDIT METRICS

Management analyzes credit trends both before and after FSA in order to provide comparability with our longer-term credit trends (which included pre-emergence / historical accounting) and credit trends experienced by other market participants.

Our credit metrics showed signs of stabilization in the third quarter, as the amount of net charge-offs and non-accrual loans each decreased modestly from the second quarter. Though down in amount, the corresponding ratios as a percentage of finance receivables increased from the prior quarter due to continued portfolio contraction. The allowance for loan losses increased from June 30, 2010, as we established additional specific reserves on impaired loans, and additional non-specific reserves, which were partially offset by the reversal of reserves related to a liquidating Vendor Finance consumer portfolio that was sold during the third quarter.

Allowance for Loan Losses and Provision for Credit Losses

As a result of adopting FSA, the allowance for loan losses at December 31, 2009 was eliminated and effectively recorded as discounts on loans as part of the fair value of finance receivables. A portion of the discount attributable to embedded credit losses is recorded as non-accretable discount and is utilized as such losses occur, primarily on impaired, non-accrual loans. Any incremental deterioration of loans in this group will result in incremental provisions or charge-offs. Improvements or increases in forecasted cash flows in excess of the non-accretable discount will reduce any allowance on the loan established after emergence from bankruptcy. Once such allowance (if any) has been reduced and the account is returned to accruing status, all of the non-accretable discount will be reclassified to accretable discount and will be recorded as finance income over the remaining life of the account. Recoveries on pre-emergence (2009 and prior) charge-offs are reflected in other income, and totaled $52 million and $209 million for the third quarter and nine months.

For performing pre-emergence loans, an allowance for loan losses is established to the extent the net carrying value (after FSA discount) is not deemed to be recoverable.

At September 30, 2010, the $397 million allowance for loan losses reflects provisions for the first nine months of 2010 of $636 million less post FSA net charge-offs of $283 million and also includes $23 million remaining in reserves for securitized loans brought on-balance sheet in conjunction with the new accounting pronouncement related to consolidation of VIEs adopted on January 1, 2010. For the third quarter, the allowance for loan losses increased $69 million, as the provision for credit losses exceeded net charge-offs in excess of FSA discount. The provision declined from the prior two quarters due to the reversal of Vendor Finance liquidating consumer portfolio reserves. The allowance for loan losses was 1.48% of finance receivables at September 30, 2010, up from 1.13% at the end of the prior quarter.

The following table summarizes the components of the provision and allowance recorded in 2010:

Reserve Activities (dollars in millions)

	Provision for Credit Losses				Allowance for Loan Losses

	Quarters Ended			Nine Months Ended	September 30, 2010	June 30, 2010(1)
	September 30, 2010	June 30, 2010(1)	March 31, 2010(1)	September 30, 2010
Specific reserves on
impaired loans	$18.0	$27.8	$20.0	$65.8	$65.8	$47.8

New originations, including
Trade Finance	25.5	22.7	37.3	85.5	85.5	60.0
Securitized assets brought
on-balance sheet	(13.8)	(2.8)	–	(16.6)	23.0	36.8
Other non-specific reserves	34.9	90.3	93.4	218.6	222.8	183.2

Non-specific reserves	46.6	110.2	130.7	287.5	331.3	280.0

Net charge-offs	100.6	106.3	75.8	282.7	Not applicable

Totals	$165.2	$244.3	$226.5	$636.0	$397.1	$327.8

(1)	Certain balances have been revised from previously reported amounts. See Note 2 – Prior Period Revisions for details.

The decline in other non-specific reserves reflects the reversal of reserves following the sale of the liquidating Vendor Finance consumer portfolio.

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

Our allowance for loan losses includes: (1) specific reserves for impaired loans, (2) non-specific reserves for estimated losses inherent in non-impaired loans based on historic loss experience and our estimates of projected loss levels and (3) a qualitative adjustment to the reserve for economic risks, industry and geographic concentrations and other factors. Our policy is to recognize losses through charge-offs when there is high likelihood of loss after considering the borrower’s financial condition and underlying collateral and guarantees and the finalization of collection activities.

The following table presents detail on our allowance for loan losses including charge-offs and recoveries:

Changes in Allowance for Loan Losses (dollars in millions)

	Quarters Ended				Nine Months Ended

	CIT			Predecessor CIT	CIT	Predecessor CIT
	September 30, 2010	June 30, 2010(1)	March 31, 2010(1)	September 30, 2009	September 30, 2010	September 30, 2009

Balance, beginning of period	$327.8	$187.1	$–	$1,538.4	$–	$1,096.2

Provision for credit losses	165.2	244.3	226.5	701.8	636.0	1,825.7
Change relating
to new accounting
pronouncement	–	–	39.7	–	39.7	–
Changes relating
to sales, foreign currency
translation, other	4.7	2.7	(3.3)	(0.9)	4.1	(13.6)

Net additions	169.9	247.0	262.9	700.9	679.8	1,812.1

Gross charge-offs	(111.4)	(113.3)	(77.9)	(898.7)	(302.6)	(1,601.7)
Recoveries (2)	10.8	7.0	2.1	22.6	19.9	56.6

Net charge-offs	(100.6)	(106.3)	(75.8)	(876.1)	(282.7)	(1,545.1)

Balance, end of period	$397.1	$327.8	$187.1	$1,363.2	$397.1	$1,363.2

(1)	Certain balances have been revised from previously reported amounts. See Note 2 – Prior Period Revisions for details.

(2)	Recoveries for the three months ended September 30, June 30, and March 31, 2010, respectively do not include $51.8 million, $113.1 million and $44.0 million and for the nine months ended September 30, 2010 do not include $208.9 million of recoveries on accounts that were charged-off pre-FSA, which are included in Other Income.

In addition to the reserves shown above, the non-accretable discount established in FSA is available to offset future contractual losses on individual loans. Management analyzes the amount of coverage on a pre-FSA basis by combining the non-accretable discount balance and the allowance for loan losses. A total of $980 million, comprised of remaining non-accretable discount of $583 million and the allowance for loan losses of $397 million, is available to cover losses. On this basis, total coverage represented 3.35% of pre-FSA finance receivables, down from 4.64% at the end of the prior quarter. The decline from last quarter reflects the utilization of approximately $400 million in non-accretable discount related to assets held for sale in conjunction with the anticipated sale of the private student loan portfolio. For the commercial portfolio, total reserves on this basis were 4.72% of pre-FSA receivables, down from 4.80% at June 30, 2010.

The following table presents charge-offs by business segment. See Results by Business Segment for additional information.

Charge-offs after FSA and Recoveries as a Percentage of Average Finance Receivables (dollars in millions)

	Quarters Ended								Nine Months Ended
											Predecessor
	CIT						Predecessor CIT		CIT		CIT
	September 30, 2010		June 30, 2010(1)		March 31, 2010(1)		September 30, 2009		September 30, 2010		September 30, 2009

Gross charge-offs
Corporate Finance	$40.6		$53.2		$60.4		$713.4		$154.2		$1,164.6
Transportation Finance	–		–		–		–		–		3.4
Trade Finance	7.8		12.5		2.7		45.2		23.0		82.6
Vendor Finance	55.0		38.2		10.3		102.9		103.5		241.6

Commercial Segments	103.4		103.9		73.4		861.5		280.7		1,492.2
Consumer	8.0		9.4		4.5		37.2		21.9		109.5

Total gross charge-offs	111.4		113.3		77.9		898.7		302.6		1,601.7

Recoveries
Corporate Finance	0.6		1.3		1.3		2.1		3.2		6.7
Transportation Finance	–		–		–		–		–		0.9
Trade Finance	0.5		0.1		–		1.8		0.6		2.6
Vendor Finance	9.2		5.5		0.8		17.2		15.5		40.6

Commercial Segments	10.3		6.9		2.1		21.1		19.3		50.8
Consumer	0.5		0.1		–		1.5		0.6		5.8

Total recoveries	10.8		7.0		2.1		22.6		19.9		56.6

Net charge-offs
Corporate Finance	40.0	1.64%	51.9	1.84%	59.1	1.94%	711.3	15.63%	151.0	1.82%	1,157.9	7.93%
Transportation Finance	–	–	–	–	–	–	–	–	–	–	2.5	0.13%
Trade Finance	7.3	1.10%	12.4	1.89%	2.7	0.38%	43.4	3.99%	22.4	1.10%	80.0	2.14%
Vendor Finance	45.8	3.14%	32.7	2.04%	9.5	0.49%	85.7	3.11%	88.0	1.75%	201.0	2.41%

Commercial Segments	93.1	1.87%	97.0	1.76%	71.3	1.16%	840.4	9.34%	261.4	1.57%	1,441.4	5.04%
Consumer	7.5	0.35%	9.3	0.42%	4.5	0.19%	35.7	1.22%	21.3	0.31%	103.7	1.15%

Total	$100.6	1.41%	$106.3	1.37%	$75.8	0.89%	$876.1	7.34%	$282.7	1.21%	$1,545.1	4.11%

Supplemental Non-US Commercial Disclosure
Gross charge-offs	$30.1		$32.6		$5.5		$82.2		$68.2		$211.9
Recoveries	$4.7		$4.0		$0.5		$11.7		$9.2		$24.9

(1)	Certain balances have been revised from previously reported amounts. See Note 2 – Prior Period Revisions for details.

The increase from the prior quarter in Vendor Finance gross charge-offs after FSA was driven principally by smaller balance loans where the FSA discounts were established on a portfolio basis. Vendor Finance charge-off trends also reflected acceleration of charge-offs at earlier delinquency stages (from 180 days to 150 days) in selected portfolios. We continue to refine the timing of recognition of charge-offs, however such refinements are already considered in the allowance for loan losses. As mentioned previously, both the pre- and post-FSA 2010 amounts exclude recoveries on pre-emergence charge-offs which are reported in Other Income.

Gross Charge-offs (charge-offs excluding recoveries and FSA) (dollars in millions)

	Quarters Ended								Nine Months Ended
			CIT				Predecessor CIT		CIT		Predecessor CIT
	September 30,		June 30,		March 31,		September 30,		September 30,		September 30,
	2010		2010(1)		2010(1)		2009		2010		2009
Gross charge-offs
Corporate Finance	$129.1	4.59%	$164.2	4.91%	$134.1	3.58%	$713.4	15.67%	$427.4	4.31%	$1,164.6	7.97%
Transportation Finance	–	–	–	–	–	–	–	–	–	–	3.4	0.18%
Trade Finance	7.8	1.17%	12.5	1.90%	4.7	0.66%	45.2	4.15%	25.0	1.23%	82.6	2.21%
Vendor Finance	77.6	5.09%	55.1	3.19%	67.9	3.23%	103.0	3.73%	200.6	3.73%	241.6	2.90%
Consumer	18.2	0.76%	19.8	0.79%	28.6	1.08%	37.2	1.27%	66.6	0.88%	109.5	1.22%

Total gross charge-offs	$232.7	2.97%	$251.6	2.89%	$235.3	2.42%	$898.8	7.53%	$719.6	2.73%	$1,601.7	4.26%

(1)	Certain balances have been revised from previously reported amounts. See Note 2 – Prior Period Revisions for details.

Excluding FSA, gross charge-offs were down modestly from last quarter, largely in Corporate Finance, where prior quarter results included write-offs in certain real estate and energy-related accounts. In relation to the prior year, amounts were down significantly in aggregate and across all segments.

The tables below present information on non-accrual loans:

Non-accrual and Past Due Loans, including FSA: (dollars in millions)

	September 30, 2010	June 30, 2010(1)	March 31, 2010(1)	December 31, 2009

Non-accrual loans
U.S.	$1,760.2	$1,919.4	$1,753.0	$1,465.5
Foreign	263.9	131.0	157.8	108.8

Commercial Segment	2,024.1	2,050.4	1,910.8	1,574.3
Consumer	1.2	1.5	0.7	0.1

Non-accrual loans	$2,025.3	$2,051.9	$1,911.5	$1,574.4

Government-guaranteed accruing loans
past due 90 days or more	$420.5	$428.2	$479.2	$480.7

Other accruing loans past due 90 days
or more	$2.7	$9.5	$23.8	$89.4

(1)	Certain balances have been revised from previously reported amounts. See Note 2 – Prior Period Revisions for details.

Non-accrual Loans, including FSA Discounts, as a Percentage of Finance Receivables (dollars in millions)

	September 30, 2010		June 30, 2010(1)		March 31, 2010(1)		December 31, 2009

Corporate Finance	$1,516.0	16.39%	$1,644.7	16.65%	$1,468.1	12.53%	$1,374.8	11.29%
Transportation Finance	182.7	11.37%	160.5	9.60%	172.8	9.50%	6.8	0.37%
Trade Finance	198.7	7.63%	96.0	3.82%	90.5	3.24%	90.5	3.03%
Vendor Finance	126.7	2.49%	149.2	2.46%	179.4	2.65%	102.2	1.25%

Commercial Segments	2,024.1	10.91%	2,050.4	10.18%	1,910.8	8.27%	1,574.3	6.25%
Consumer	1.2	0.01%	1.5	0.02%	0.7	0.01%	0.1	–

Total	$2,025.3	7.57%	$2,051.9	7.09%	$1,911.5	5.96%	$1,574.4	4.51%

(1)	Certain balances have been revised from previously reported amounts. See Note 2 – Prior Period Revisions for details.

Non-accrual Loans, excluding FSA Discounts as a Percentage of Finance Receivables (dollars in millions)

	CIT

			June 30, 2010(1)		March 31, 2010(1)		Predecessor CIT
	September 30, 2010						December 31, 2009

Corporate
Finance	$1,990.0	18.56%	$2,290.9	19.57%	$2,280.2	15.85%	$2,226.1	14.64%
Transportation
Finance	198.5	11.22%	175.2	9.44%	185.3	9.18%	8.4	0.38%
Trade Finance	198.7	7.62%	96.0	3.81%	90.5	3.23%	97.3	3.24%
Vendor Finance	191.3	3.53%	267.7	4.12%	324.6	4.43%	295.9	3.15%

Commercial
Segments	2,578.5	12.56%	2,829.8	12.53%	2,880.6	10.85%	2,627.7	8.81%
Consumer	1.6	0.02%	197.2	2.00%	200.6	1.99%	197.7	1.74%

Total	$2,580.1	8.82%	$3,027.0	9.33%	$3,081.2	8.41%	$2,825.4	6.86%

(1)	Certain balances have been revised from previously reported amounts. See Note 2 – Prior Period Revisions for details.

Non-accrual loans, both including and excluding FSA discounts, were down from the second quarter, as reductions in Corporate Finance and Vendor Finance were offset by increases in Trade Finance and Transportation Finance. The Transportation Finance increase was due to the addition of one secured loan to a commercial airline, while the Trade Finance increase reflected the addition of a few accounts. The decline in Consumer relates to a transfer of a private student loan portfolio to held for sale. The level of new non-accrual loan inflow decreased significantly compared to the prior two quarters on a pre-FSA basis, most notably in Corporate Finance. Losses on non-accrual loans are first applied against discounts and thus do not reduce post FSA loan balances to the same extent as pre-FSA balances.

Loans at September 30, 2010 include $515.0 million ($688.1 million exclusive of FSA discount) of modifications deemed to be troubled debt restructurings (TDR’s). Approximately 49% of the TDR modifications were deferral of principal or interest payments. Additionally, $328.3 million, exclusive of FSA discount, of modified loans were deemed to not be TDR’s, with approximately 38% of these balances on non-accrual. These balances are further detailed in the following table.

Trouble Debt Restructurings and Modifications (dollars in millions)

	September 30, 2010

	(excluding FSA)	(including FSA)
Trouble Debt Restructurings
Principal deferment	$337.9	$246.3
Extended maturity	75.7	54.2
Debt forgiveness	68.0	39.1
Decrease in payment	43.0	23.5
Interest rate reduction	42.9	42.8
Debt exchange	28.1	22.8
Interest deferment	17.3	14.3
Other	75.2	72.0

Total TDR’s	$688.1	$515.0

% Non-accrual	99%	99%

	September 30, 2010

	(excluding FSA)
Modifications
Interest rate increase	$122.5
Covenant Modification	85.4
Principal deferment	46.5
Other	73.9

Total non-TDR, modified loans	$328.3

% Non-accrual	38%

The following table summarizes accretable and non-accretable discounts on finance receivables resulting from FSA:

Fresh Start Accounting Discount on Loans/Finance Receivables (dollars in millions)

	September 30, 2010		June 30, 2010(1)		March 31, 2010(1)		December 31, 2009(1)

		Non–		Non– accretable		Non–		Non– accretable
	Accretable	accretable	Accretable		Accretable	accretable	Accretable

Corporate
Finance	$1,056.9	$410.3	$1,273.8	$560.1	$1,852.3	$812.0	$2,215.0	$914.7
Transportation
Finance	161.3	0.8	183.2	1.3	199.2	1.1	225.8	2.1
Trade Finance	2.9	–	5.8	–	8.7	–	10.6	6.8
Vendor Finance	182.9	159.9	227.9	194.3	313.4	238.3	381.6	302.3

Commercial
Segments	1,404.0	571.0	1,690.7	755.7	2,373.6	1051.4	2,833.0	1,225.9

Consumer	523.3	12.3	649.7	423.2	704.2	438.7	723.5	457.8

Total	$1,927.3	$583.3	$2,340.4	$1,178.9	$3,077.8	$1,490.1	$3,556.5	$1,683.7

(1)	Certain balances have been revised from previously reported amounts. See Note 2 – Prior Period Revisions for details.

The decrease in non-accretable discounts during the nine months ended September 30, 2010 is largely due to prepayments, asset sales and transfer of non-accretable discount to accretable discount. The accelerated decline during the third quarter related to the transfer of a consumer portfolio of private student loans to held for sale.

OTHER INCOME

Other Income (dollars in millions)

	Quarters Ended				Nine Months Ended

				Predecessor CIT		Predecessor CIT
	CIT				CIT

	September 30, 2010	June 30, 2010(1)	March 31, 2010(1)	September 30, 2009	September 30, 2010	September 30, 2009

Rental income on operating leases	$398.4	$419.7	$418.2	$471.7	$1,236.3	$1,420.4

Other:
Recoveries of pre-FSA charge-offs	51.8	113.1	44.0	–	208.9	–
Gains (losses) on loan and portfolio sales	92.8	80.6	37.0	(22.1)	210.4	(194.7)
Gains on sales of leasing equipment	44.1	54.2	27.9	21.2	126.2	58.0
Factoring commissions	37.3	34.9	36.2	41.4	108.4	132.3
Fees, commissions and other
revenue	39.4	30.5	40.3	97.9	110.2	133.0
Counterparty receivable accretion	20.0	23.9	35.8	–	79.7	–
Gains (losses) on derivatives and
foreign currency exchange	(9.8)	3.7	(73.1)	(285.0)	(79.2)	(285.0)
Investment gains (losses)	12.6	4.1	3.3	(10.3)	20.0	(40.7)
Mark to estimated fair value TARP
warrant liability	–	–	–	–	–	70.6
Gains on securitizations	–	–	–	0.6	–	0.6
Valuation allowance for assets held
for sale	(18.8)	(5.5)	–	(10.5)	(24.3)	(51.7)

Total Other	269.4	339.5	151.4	(166.8)	760.3	(177.6)

Total other income	$667.8	$759.2	$569.6	$304.9	$1,996.6	$1,242.8

(1)	Certain balances have been revised from previously reported amounts. See Note 2 – Prior Period Revisions for details.

Other income (excluding operating lease rentals) decreased from the second quarter primarily due to lower recoveries on receivables charged-off prior to the adoption of FSA.

Rental income on operating leases was relatively unchanged on flat asset levels and includes FSA amortization of $29.7 million and $88.3 million for the quarter and nine months ended September 30, 2010, respectively. See “Net Finance Revenues” and “Financing and Leasing Assets –Results by Business Segment” and “Concentrations –Operating Leases”.

Recoveries of pre-FSA charge-offs reflects repayments or other workout resolutions on loans charged off prior to the adoption of FSA. These recoveries are recorded as other income, not as a reduction to provision for loan losses.

Gains on loan and portfolio sales reflect amounts received in excess of current net asset carrying values. We sold $1.2 billion (pre-FSA) of loans including $741 million of Vendor Receivables (most of which was a liquidating consumer portfolio) and $508 million of Corporate Finance loans. Year to date, we have sold approximately $3.7 billion of loans.

Gains on sales of leasing equipment resulted from sales volume of $293 million for the quarter and $802 million for the nine months ended September 30, 2010. Equipment sales in the third quarter consists of $118 million of Transportation equipment including a few aircraft and some railcars, vendor equipment of $110 million and assets in Corporate Finance.

Fees, commissions and other revenue are comprised of asset management, agent and advisory fees, servicing fees, accretion and impairments, as well as income from joint ventures. Fees and commissions reflect low market activity and reduced joint venture earnings.

Counterparty receivable accretion primarily reflects the accretion of a fair value mark on a receivable from Goldman Sachs International related to a secured borrowing facility. See “Other Assets/Other Liabilities”

Gains/(losses) on derivatives and foreign currency exchange reflect foreign currency exposures that were largely hedged during the third quarter.

Investment gains/(losses) primarily reflects the gain on sale of our equity interest in Care Investment Trust Inc., an externally managed real estate investment trust (REIT) formed by CIT in 2007.

Valuation allowance for assets held for sale for the quarter relates to student loans held for sale and Corporate finance loans.

EXPENSES

Total Other Expenses (dollars in millions)

	Quarters Ended					Nine Months Ended

						CIT	Predecessor CIT
	CIT				Predecessor CIT

	September 30, 2010	June 30, 2010(1)		March 31, 2010(1)	September 30, 2009	September 30, 2010	September 30, 2009

Depreciation on operating
lease equipment	$161.7	$178.5		$172.7	$282.6	$512.9	$851.2

Salaries and general
operating expenses:
Compensation and benefits	137.6	179.3		140.1	151.3	457.0	475.2
Professional fees -other	23.1	25.6		29.7	27.7	78.4	90.5
Professional fees -
reorganization plan	–	–		–	45.5	–	45.5
Technology	19.6	18.2		19.2	18.9	57.0	57.9
Net occupancy expense	11.9	11.3		14.9	14.1	38.1	46.2
Other	30.4	40.2		45.4	60.0	116.0	155.2

Total salaries and general
operating expenses	222.6	274.6		249.3	317.5	746.5	870.5
Provision for severance and
facilities rationalization activities	6.2	2.6		11.9	–	20.7	42.9
Goodwill and intangible assets
impairment charges	–	–		–	–	–	692.4
(Gains) losses on debt and debt-
related derivative extinguishments	–	–		–	(67.8)	–	(207.2)

Total other expenses	$390.5	$455.7		$433.9	$532.3	$1,280.1	$2,249.8

Headcount	3,800	4,006	(2)	4,089	4,480

(1)	Certain balances have been revised from previously reported amounts. See Note 2 – Prior Period Revisions for details.

(2)	Includes approximately 130 employees in the Vendor Australia/New Zealand operations that were transferred as part of the sale that closed on June 30, 2010

Depreciation on operating lease equipment is recognized on owned equipment over the lease term or projected economic life of the asset, whichever is shorter. FSA adjustments reduced 2010 depreciation expense by $66.5 million and $205.6 million for the quarter and nine months ended September 30, 2010, respectively. See “Net Finance Revenues”, “Results by Business Segment” and “Concentrations – Operating Leases”.

Total salaries and general operating expenses were down from last quarter on lower compensation and benefits costs, primarily related to costs associated with an employee retention program paid in the second quarter and lower overall headcount.

Headcount declined approximately 5%, primarily reflecting the Australia / New Zealand business that was sold on June 30, 2010.

Provision for severance and facilities rationalization activities reflects our continued focus on organization efficiencies. As a result of our evaluation of office space needs and further efficiency improvements, we recorded a charge of $6 million. We expect to further vacate space during the 2010 fourth quarter and anticipate recording an additional charge of approximately $40 million.

INCOME TAXES

Income Tax Data (dollars in millions)

	Quarters Ended				Nine Months Ended
		CIT		Predecessor CIT	CIT	Predecessor CIT

	September 30,	June 30,	March 31,	September 30,	September 30,	September 30,
	2010	2010(1)	2010(1)	2009	2010	2009

Provision (benefit) for
income taxes	$56.5	$61.8	$37.7	$0.9	$156.0	$(2.5)
NOL valuation
adjustments/changes
in uncertain tax
liabilities	7.7	14.3	9.2	(34.0)	31.2	(9.9)

Provision for income
taxes	$64.2	$76.1	$46.9	$(33.1)	$187.2	$(12.4)

Effective tax rate –
excluding discrete
items	28.9%	24.9%	23.2%	-0.1%	25.8%	0.1%

Effective tax rate	32.9%	30.7%	28.9%	3.1%	30.9%	0.4%

(1)	Certain balances have been revised from previously reported amounts. See Note 2 – Prior Period Revisions for details.

Taxes on certain international operations and valuation allowances recorded against U.S. losses have driven the effective tax rate for the third quarter and year to date 2010. The provision for 2010 largely results from tax on the earnings in international operations. The year end 2010 effective tax rate may vary from the current rate primarily due to changes in the mix of domestic and international earnings and the impact of the valuation allowance recorded against U.S. and international deferred taxes in 2010.

Included in the third quarter 2010 and year to date tax provisions are $7.7 million and $31.2 million, respectively, of tax expense primarily related to changes in liabilities for uncertain tax positions and valuation allowances against international deferred tax assets recorded in the previous quarters of 2010. We anticipate that it is reasonably possible that the total unrecognized tax benefits will decrease due to the settlement of audits and the expiration of statute of limitations prior to September 30, 2011 in the range of $10-$25 million. The tax provision for the quarter and nine months ended September 30, 2009 included $34.0 million and $9.9 million, respectively, of tax benefit, primarily related to the reclassification of the deferred tax asset on the cash flow hedges unwound during the third quarter out of other comprehensive income and into continuing operations, net of changes in valuation allowances and liabilities for uncertain tax positions.

In 2009, CIT’s reorganization constituted an ownership change under Section 382 of the Code, which places an annual dollar limit on the use of NOL carry forwards. There are two relief provisions for limitations on NOL usage in Chapter 11 bankruptcy. Under one relief provision, Sec. 382(l)(5), the Company would have avoided any limitation on the use of NOL carry forwards, but the amount of the NOL would have been calculated without taking into account deductions for certain interest expense with respect to notes that were exchanged for equity, effectively reducing the Company’s NOL by more than $1 billion. In addition, if the Company had undergone an ownership change within two years of the reorganization, our remaining NOL carry forwards, if any, would have been entirely eliminated. To reduce this risk, the Company’s Certificate of Incorporation had been amended to include restrictions on trading of the Company’s Common Stock. Under the second relief provision, Sec. 382(l)(6), the amount of NOL the

Company may use is limited based on the value of equity immediately after any ownership change. The Company has estimated its NOL usage will be limited to $230 million per annum; however, there is no reduction in the amount of the NOL and the requirement to eliminate unused NOL carry forwards upon a change of ownership within two years of the reorganization will not apply.

With the filing of the 2009 consolidated federal tax return, we elected to apply IRC Sec. 382(l)(6) to the net operating losses and other tax assets that the Company had prior to its emergence from bankruptcy on December 10, 2009.

As of December 31, 2009, we had federal net operating losses (NOL’s) of $7.2 billion prior to cancellation of indebtedness income. As a result of the Company’s emergence from bankruptcy, federal NOL carry forwards were reduced, due to cancellation of indebtedness income, to approximately $2.6 billion, which will expire from 2027 through 2029. The Company has not finalized its assessment of the tax effects of bankruptcy emergence, and estimates are subject to revision. Based on the disclosures made with the 2009 consolidated federal income tax return, the Company could have significant future benefits, which have not been recorded in the financial statements and would represent an uncertain tax position.

FSA adjustments are excluded from the calculation of US taxable income. Excluding FSA adjustments, we anticipate significant tax losses for both the 2010 and 2011 tax years. These losses, since they were incurred post emergence, would not be subject to Section 382 limitations.

Tax Attribute Preservation Provision

The Company amended its Certificate of Incorporation prior to emergence from bankruptcy by adding a “Tax Attribute Preservation Provision” to impose certain restrictions on the transfer of the Company’s Common Stock. The Tax Attribute Preservation Provision was designed to protect the net operating losses and other tax assets that the Company had prior to its emergence from bankruptcy on December 10, 2009, if the Company elected to apply Section 382(l)(5). In light of the Company's election to apply Section 382(l)(6), the Board of Directors has determined that electing to apply Section 382(l)(5) is no longer in the best interests of the Company and its shareholders, and accordingly, the Tax Attribute Preservation Provision has no further force or effect.

RESULTS BY BUSINESS SEGMENT

See Note 12 — Business Segment Information for additional details.

Certain expenses are not allocated to our operating segments and are reported in Corporate and Other. These consist primarily of: (1) provision for severance and facilities rationalization activities; (2) certain tax provisions and benefits; and (3) losses on foreign currency exposures and related items.

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

	Quarters Ended				Nine Months Ended

	CIT			Predecessor CIT	CIT	Predecessor CIT

	September 30, 2010	June 30, 2010(1)	March 31, 2010(1)	September 30, 2009	September 30, 2010	September 30, 2009

Earnings Summary
Interest income	$370.3	$487.5	$539.5	$229.0	$1,397.3	$728.3
Interest expense	(218.3)	(274.7)	(297.3)	(115.4)	(790.3)	(391.8)
Provision for credit losses	(105.6)	(92.8)	(134.3)	(473.4)	(332.7)	(1,297.2)
Rental income on operating
leases	6.1	7.3	8.8	10.4	22.2	33.4
Other income, excluding
rental income	132.5	207.4	103.6	(31.4)	443.5	(265.9)
Depreciation on operating
lease equipment	(3.2)	(5.1)	(3.6)	(6.6)	(11.9)	(21.9)
Other expenses, excluding
depreciation	(69.7)	(89.7)	(79.4)	(92.8)	(238.8)	(293.7)
Goodwill and intangible
assets impairment charges	–	–	–	–	–	(316.8)
Benefit (provision) for
income taxes and
noncontrolling interests,
after tax	(24.5)	(37.1)	(4.2)	216.7	(65.8)	658.7

Net income (loss)	$87.6	$202.8	$133.1	$(263.5)	$423.5	$(1,166.9)

Select Average Balances
Average finance receivables
(AFR)	$9,766.7	$11,290.5	$12,156.1	$18,204.2	$11,061.4	$19,475.2
Average operating leases
(AOL)	100.6	118.5	136.9	140.4	117.9	163.9
Average earning assets
(AEA)	10,251.6	11,497.1	12,607.3	18,719.3	11,457.6	19,804.3
Statistical Data
Net finance revenue (interest
and rental income, net of
interest and depreciation
expense) as a % of AEA	6.04%	7.48%	7.85%	2.51%	7.18%	2.34%
Funded new business
volume	$316.5	$245.1	$145.4	$247.2	$707.0	$1,032.9

(1)	Certain balances have been revised from previously reported amounts. See Note 2 – Prior Period Revisions for details.

Corporate Finance new business activity continued to improve with increases in both committed and funded new volume. Committed new business volume of $404 million was up 20% and funded new business volume was up 29% from the prior quarter. CIT Bank originated approximately 89% of the U.S. funded new business volume. Corporate Finance secured several agency roles and we continue to build our pipeline for new deals.

The sequential net income decline is primarily due to lower FSA accretion benefits on slower portfolio prepayments, reduced gains on asset sales, and lower recoveries on loans charged-off prior to the adoption of FSA. Credit quality is stabilizing as evidenced by a decrease in pre and post FSA charge-offs and non-accrual loans. Corporate Finance continues to further optimize its cost structure and loan portfolio by selling non-strategic assets and underperforming loans, though the pace will vary based on changes in pricing and market supply and demand. Assets sold were a combination of credit concern assets, non-performing loans, real estate and lower margin and non-strategic performing loans. Headcount has been reduced commensurate with the reduced portfolio size.

  Net income for the quarter decreased $115.2 million principally from lower FSA accretion benefits on slower prepayments and decreased other income due to less asset sales and lower recoveries of pre-FSA charge-offs, partially offset by lower operating expenses.

  Net finance revenue decreased as a percentage of AEA primarily due to higher loan prepayment fees in prior quarter.

  Provision for credit losses reflects higher specific reserves on certain media and energy accounts and increased non-specific reserves related to accelerating loss recognition in the small business lending portfolio. Net charge-offs continued to decrease sequentially, except in small business lending, which increased $7 million from the prior quarter. Recoveries of pre-FSA charge-offs in other income were slightly higher than current quarter charge-offs and approximate the nine month period.

  Other income is $74.9 million lower than the second quarter due to a $40 million decrease in recoveries of pre-FSA charge-offs and lower gains on asset sales.

  Operating expenses decreased from the prior quarter due to reduced headcount and lower general operating expenses as the business continues to realign its operations.

  Non-accrual loans decreased $128.7 million from June 30, 2010 as a result of the sale of non-performing loans, prepayments, collections and charge-offs. The portfolios with the largest reductions were communications, media and entertainment and commercial real estate.

  Assets declined $0.7 billion from the second quarter and $2.8 billion from December 2009 due to asset sales, continued credit line pay down by customers, and prepayments and non-renewals of existing credit lines. Asset sales in the third quarter consisted of $508 million of finance receivable sales (on a pre-FSA basis) including a large energy lease transaction and $64 million of equipment sales.

Transportation Finance

Transportation Finance leases primarily commercial aircraft to airline companies globally and rail equipment to North American operators, and provides other financing to these customers as well as those in the defense sector. Revenue is generated from rents collected on leased assets, and to a lesser extent from interest on loans, fees, and gains from assets sold.

	Quarters Ended				Nine Months Ended
	CIT			Predecessor CIT	CIT	Predecessor CIT
	September 30, 2010	June 30, 2010(1)	March 31, 2010(1)	September 30, 2009	September 30, 2010	September 30, 2009

Earnings Summary
Interest income	$51.0	$53.3	$58.3	$39.6	$162.6	$124.1
Interest expense	(237.6)	(234.6)	(258.5)	(134.5)	(730.7)	(410.3)
Provision for credit losses	(17.2)	(3.0)	(1.3)	(2.2)	(21.5)	(0.8)
Rental income on operating
leases	308.4	316.8	299.2	343.3	924.4	1,017.6
Other income, excluding rental
income	28.7	18.2	22.2	4.5	69.1	27.8
Depreciation on operating lease
equipment	(82.2)	(85.9)	(78.6)	(170.0)	(246.7)	(497.1)
Other expenses, excluding
depreciation	(36.7)	(45.5)	(39.6)	(38.2)	(121.8)	(113.5)
(Provision) benefit for income
taxes and noncontrolling
interest, after tax	(4.1)	(10.4)	6.4	0.6	(8.1)	(9.4)

Net income	$10.3	$8.9	$8.1	43.1	$27.3	$138.4

Select Average Balances
Average finance receivables	$1,639.8	$1,747.6	$1,841.4	$2,409.7	$1,743.0	$2,561.2
Average operating leases	10,329.1	10,271.8	10,162.0	12,297.8	10,255.5	12,078.7
Average earning assets	11,968.9	12,020.1	12,004.0	14,711.9	11,998.5	14,646.0
Statistical Data
Net finance revenue as a % of
AEA	1.32%	1.65%	0.68%	2.13%	1.22%	2.13%
Operating lease margin as a %
of AOL	8.76%	8.99%	8.68%	5.64%	8.81%	5.75%
Funded new business volume	$209.5	$255.5	$225.7	$82.0	$690.7	$1,022.7

(1)	Certain balances have been revised from previously reported amounts. See Note 2 – Prior Period Revisions for details.

Net income rose from the second quarter, as the benefits of higher gains on asset sales and lower operating and tax expenses were largely offset by a higher provision for credit losses and FSA related amortization that dampened net operating lease rental income. The Commercial Air fleet remained effectively fully utilized at September 30, 2010 and lease commitments are in place for all 16 aircraft to be delivered over the next twelve months. During the quarter, six new aircraft were delivered. Funding with secured debt was obtained for six planes delivered earlier this year. CIT Bank originated one aerospace loan transaction. Rail fleet utilization including customer commitments to lease improved from 93% to 94%. Rail lease rates and utilization have been impacted by weak freight demand and increased velocity on the rail network which have combined to generate a broad-based surplus of rail assets.

  Net finance revenue decreased from last quarter as FSA amortization increased due to the bankruptcy of an airline customer and funding costs were slightly higher. In early August 2010 a foreign-based airline to whom we have leased airplanes filed for bankruptcy protection. (Details are summarized in Concentrations - Aerospace.) Rail benefitted from higher utilization.

  The favorable earnings impact of FSA accretion is recognized over a longer time horizon in Transportation Finance as compared to other segments given the longer asset lives. FSA accretion in the quarter resulted in an increase to interest income of $19 million ($63 million year-to-date), a reduction to rental income on operating leases of $30 million from amortization of lease contract intangible assets ($88 million year-to- date), and a $58 million reduction to depreciation ($175 million year-to-date).

  Other income includes $23.6 million of gains ($51.6 million year-to-date), including $19.0 million in Aerospace and $4.6 million in Rail, on $118.2 million ($270.4 million year-to-date) of aircraft and railcar equipment sales.

  2010 year to date volume consisted primarily of the delivery of 16 commercial aircraft from our existing order book, all of which were leased. See Note 10 — Commitments. The order book reflects reduction of four aircraft as eight 2012 Airbus A320 Family orders were replaced with four 2012 to 2013 Airbus A330 orders.

  The provision for loan losses increased due to an increase in non-specific reserves and reserves established for one aerospace exposure. Non-accrual loans increased $22 million, primarily due to the addition of one commercial airline secured loan. There were no charge-offs during the quarter.

  Financing and leasing assets were stable at $12.0 billion as new equipment purchases (principally aircraft) were offset by equipment sales and depreciation.

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

	Quarters Ended				Nine Months Ended
	CIT			Predecessor CIT	CIT	Predecessor CIT
	September 30, 2010	June 30, 2010(1)	March 31, 2010(1)	September 30, 2009	September 30, 2010	September 30, 2009

Earnings Summary
Interest income	$23.2	$24.4	$30.5	$33.1	$78.1	$95.5
Interest expense	(37.7)	(49.5)	(41.6)	(17.4)	(128.8)	(46.6)
Provision for credit losses	(11.4)	(12.3)	(33.9)	(11.4)	(57.6)	(48.1)
Other income,
commissions	37.3	34.9	36.2	41.4	108.4	132.3
Other income, excluding
commissions	6.8	16.5	13.0	8.7	36.3	27.9
Goodwill and intangible
assets impairment charges	–	–	–	–	–	(363.8)
Other expenses	(30.7)	(33.0)	(32.0)	(33.1)	(95.7)	(102.2)
Benefit (provision) for
income taxes	2.0	0.9	1.8	(7.2)	4.7	111.9

Net (loss) income	$(10.5)	$(18.1)	$(26.0)	$14.1	$(54.6)	$(193.1)

Select Average Balances
Average finance
receivables	$2,641.8	$2,637.2	$2,810.9	$4,351.7	$2,705.1	$4,985.5
Average earning assets(2)	1,703.4	1,701.1	1,855.5	2,879.5	1,752.8	2,682.5
Statistical Data
Net finance revenue as a %
of AEA	-3.40%	-5.90%	-2.39%	2.19%	-3.86%	2.43%
Factoring volume	$7,011.7	$6,307.3	$6,378.0	$7,174.3	$19,697.1	$23,690.9

(1)	Certain balances have been revised from previously reported amounts. See Note 2 – Prior Period Revisions for details.

(2)	AEA is lower than AFR as it is reduced by the average credit balances for factoring clients.

Trade Finance results reflected the benefit of the financing facility that was established at the end of the second quarter and higher commission income. The client base has stabilized as retention has improved. Third quarter factored volume increased to $7.0 billion, from $6.3 billion in the second quarter, reflecting normal seasonal trends. While net charge-offs declined and remain at modest levels, non-accrual loans increased to $199 million.

  Net interest income increased $10.6 million compared to the second quarter due to lower borrowing costs driven by the June securitization.

  Factoring commissions improved modestly, as the increased volume was slightly offset by a modest reduction in rates.

  The provision for credit losses was comparable with the prior quarter, and the year to date provision includes amounts for rebuilding loan loss reserves in the first quarter after the reserve was eliminated under FSA. Third quarter net charge-offs were $7.3 million compared to second quarter of $12.4 million.

  Other income reflects a decrease in recoveries on accounts charged off pre-FSA to $1.1 million in the third quarter versus $11.3 million in the second quarter.

  Non-performing loans increased to $199 million reflecting the addition of certain secured loans.

  Finance receivables increased $91 million to $2.6 billion from the end of the second quarter.

Vendor Finance

Vendor Finance partners with leading manufacturers and distributors of information technology, office products and telecommunications equipment to deliver financing and leasing solutions to end-user customers, predominantly small and medium sized businesses, globally. We also offer financing for diversified asset types in certain international markets. Vendor Finance earns revenues from interest on loans, rents on leases, and fees and other revenue from leasing activities.

Quarters Ended					Nine Months Ended
CIT				Predecessor CIT	CIT	Predecessor CIT
	September 30, 2010	June 30, 2010(1)	March 31, 2010(1)	September 30, 2009	September 30, 2010	September 30, 2009

Earnings Summary
Interest income	$277.0	$333.2	$359.6	$184.2	$969.8	$639.0
Interest expense	(160.8)	(190.4)	(167.9)	(138.3)	(519.1)	(423.2)
Provision for credit losses	(38.5)	(111.9)	(52.5)	(152.6)	(202.9)	(310.7)
Rental income on
operating leases	83.9	96.1	110.8	118.6	290.8	371.0
Other income,
excluding rental income	65.8	33.2	38.8	22.8	137.8	64.3
Depreciation on
operating lease equipment	(76.3)	(87.8)	(90.7)	(106.2)	(254.8)	(333.0)
Other expenses,
excluding depreciation	(69.6)	(86.3)	(86.9)	(87.7)	(242.8)	(259.2)
Goodwill and intangible
assets impairment charges	–	–	–	–	–	(11.8)
Benefit (provision) for
income taxes and
noncontrolling interest	(2.4)	(23.5)	(20.9)	70.8	(46.8)	114.0

Net income (loss)	$79.1	$(37.4)	$90.3	$(88.4)	$132.0	$(149.6)

Select Average Balances
Average finance receivables	$5,845.2	$6,404.9	$7,767.1	$11,031.1	$6,723.1	$11,101.7
Average operating leases	546.1	583.2	646.2	830.9	593.5	878.1
Average earning assets	6,401.8	7,426.5	8,533.4	11,862.2	7,455.5	11,979.8
Statistical Data
Net finance revenue as a % of AEA	7.74%	8.14%	9.93%	1.97%	8.70%	2.82%
Operating lease margin as a % of AOL	5.57%	5.69%	12.44%	5.97%	8.09%	5.77%
Funded new business volume	$541.9	$532.4	$532.3	$1,290.3	$1,606.6	$3,986.4

(1) Certain balances have been revised from previously reported amounts. See Note 2 – Prior Period Revisions for details.

Vendor Finance net income improved, reflecting the benefits of asset sales as well as lower credit and operating costs. Reported volume increased modestly; excluding the impact of the June sale of Australia and New Zealand business volume rose 17%. Current quarter volume included an increase across many programs and regions, including sequential growth in 7 of our top 10 vendor programs. We also extended our Lenovo Financial Services program to Western Europe.

  Net interest income decreased due to portfolio runoff and asset sales, and net finance revenue as a percentage of AEA was impacted by an $11.5 million decrease in FSA interest accretion. Portfolio yields on a pre-FSA basis remained stable.

  Other income reflects current quarter gains on asset sales. Recoveries on accounts charged off pre-FSA decreased to $6.1 million from $15.0 million prior quarter.

  Net charge-offs increased, but non-accrual loans and delinquencies decreased from the second quarter. The prior quarter provision for credit losses included additions to reserves related to a liquidating consumer portfolio. This portfolio was sold during the third quarter and the associated reserve reversed.

  Operating expenses decreased due to portfolio and asset sales, prior quarter employee retention program costs, and efforts to streamline costs.

  Tax rates decreased as the second quarter tax provision reflects amounts required to approximate the effective tax rate on a year to date basis; tax rate is driven by the mix of taxable income between U.S. and international sources.

  Total financing and leasing assets decreased by $1 billion reflecting $851 million of sales, including the sale of a $564 million liquidating consumer portfolio, and collection activity.

Consumer

Consumer assets and results include student lending and other principally unsecured consumer loans, all of which are running off.

	Quarters Ended				Nine Months Ended
	CIT			Predecessor CIT	CIT	Predecessor CIT
	September 30, 2010	June 30, 2010(1)	March 31, 2010(1)	September 30, 2009	September 30, 2010	September 30, 2009

Earnings Summary
Interest income	$88.8	$96.5	$94.6	$63.9	$279.9	$199.8
Interest expense	(69.3)	(64.2)	(70.9)	(65.3)	(204.4)	(223.3)
Provision for credit losses	(7.5)	(9.3)	(4.5)	(52.1)	(21.3)	(124.7)
Other income	(8.3)	18.3	5.8	2.9	15.8	(9.0)
Other expenses	(19.1)	(22.7)	(21.5)	(15.8)	(63.3)	(52.8)
Benefit for income taxes and
noncontrolling interest	0.9	(0.3)	(0.3)	24.6	0.3	79.3

Net (loss) income	$(14.5)	$18.3	$3.2	$(41.8)	$7.0	$(130.7)

Select Average Balances
Average finance receivables	$8,608.6	$8,861.9	$9,460.2	$11,723.6	$8,999.7	$12,013.5
Average earning assets	8,722.8	9,090.3	9,630.9	11,769.6	9,143.8	12,082.1
Statistical Data
Net finance revenue as a % of AEA	0.89%	1.42%	0.98%	-0.05%	1.10%	-0.26%
Funded new business volume	$–	$–	$–	$0.1	$–	$1.3

(1) Certain balances have been revised from previously reported amounts. See Note 2 – Prior Period Revisions for details.

As of September 30, 2010, $0.3 billion of U.S. government guaranteed student loans and $0.1 billion of private loans were classified as assets held for sale. Consumer continues managing the $8.4 billion liquidating portfolio of government-guaranteed student loans. The decline in net income from last quarter is primarily driven by the gain on sale of guaranteed assets in the second quarter and the loss on the valuation of assets held for sale in the third quarter. Fresh start accounting accretion improved results from the prior year.

  Net finance revenue decreased from the prior period due to lower asset balances and timing differences on the reset of asset yields and debt costs.

  Other income reflects a lower gain on sale due to the third quarter loss on $0.4 billion of assets held for sale and a prior quarter gain on a $0.6 billion sale of student loans.

  Net charge-offs of $7.5 million were lower than the prior quarter of $9.3 million due to improvement in delinquencies on private loans.

  The student loan portfolio decreased 2% during the current quarter due to normal liquidations, but this rate will accelerate with the finalization of the sales of $400 million of assets held for sale, which are anticipated to close during the fourth quarter.

  Delinquencies increased due to changes in consumer servicing laws, which have temporarily delayed customer communications and the collection process.

Corporate and Other

Corporate and other expense in 2010 is comprised primarily of expenses not allocated to the segments, including provisions for severance and facilities rationalization activities (see Expense section for detail), losses on foreign currency exposure positions and certain tax expenses.

	Quarters Ended				Nine Months Ended
	CIT			Predecessor CIT	CIT	Predecessor CIT
	September 30, 2010	June 30, 2010(1)	March 31, 2010(1)	September 30, 2009	September 30, 2010	September 30, 2009

Earnings Summary
Interest income	$5.4	$5.0	$4.6	$6.8	$15.0	$24.0
Interest expense	(8.5)	2.1	2.0	(222.9)	(4.4)	(489.3)
Provision for credit losses	15.0	(15.0)	–	(10.1)	–	(44.2)
Rental income on operating
leases	–	(0.5)	(0.6)	(0.6)	(1.1)	(1.6)
Other income, excluding
rental income	6.6	11.0	(68.2)	(215.7)	(50.6)	(155.0)
Depreciation on operating
lease equipment	–	0.3	0.2	0.2	0.5	0.8
Other expenses, excluding
provision for severance and
facilities rationalization activities
and gain (loss) on debt and
debt related derivative
extinguishments	3.2	2.6	10.1	(49.9)	15.9	(49.1)
Other expenses - provision
for severance and facilities
rationalization activities	(6.2)	(2.6)	(11.9)	–	(20.7)	(42.9)
Other expenses - gain (loss)
on debt and debt related
derivative extinguishments	–	–	–	67.8	–	207.2
(Provision) benefit for income
taxes, and noncontrolling
interest	(36.0)	(6.0)	(29.5)	(272.4)	(71.5)	(941.9)

Net loss before preferred
dividends	$(20.5)	$(3.1)	$(93.3)	$(696.8)	$(116.9)	$(1,492.0)

(1) Certain balances have been revised from previously reported amounts. See Note 2 – Prior Period Revisions for details.

  Interest income consists of interest and dividend income primarily from deposits held at other depository institutions, U.S. Treasury Securities, and Mortgage Backed Securities.

  Interest expense reflects amounts not allocated to the business segments. Management has allocated interest on high cost debt to each segment, which had previously been reflected in Corporate and Other.

  Other income in the first quarter included losses on foreign currency exposures that were largely hedged by the end of the second quarter.

  Other expenses, excluding provision for severance and facilities rationalization activities and gain (loss) on debt and debt related derivative extinguishments, reflects amounts unallocated to business segments.

  Other expenses – provision for severance and facilities rationalization activities of $6.2 million reflects a facility consolidation charge and severance costs. We expect to further vacate space during the 2010 fourth quarter and anticipate recording an additional charge of approximately $40 million.

  The segments record tax expense or benefit as if they were reporting on a stand alone basis. Corporate and other results include tax adjustments to bring the tax rate to the consolidated level. The adjustment reflects the Company’s NOL position.

FINANCING AND LEASING ASSETS

The following table presents our financing and leasing assets (including assets held for sale) by segment:

Financing and Leasing Asset Composition (dollars in millions)

	September 30, 2010	June 30, 2010(1)	March 31, 2010(1)	December 31, 2009(1)	Third Quarter % Change	Year to Date % Change

Corporate Finance
Loans	$9,252.2	$9,880.4	$11,719.0	$12,174.9	(6.4)%	(24.0)%
Operating lease equipment, net	98.2	105.6	135.7	137.3	(7.0)%	(28.5)%
Assets held for sale	439.3	514.8	287.8	292.6	(14.7)%	50.1%

Total financing and leasing assets	9,789.7	10,500.8	12,142.5	12,604.8	(6.8)%	(22.3)%

Transportation Finance
Loans	1,607.0	1,672.7	1,818.6	1,853.7	(3.9)%	(13.3)%
Operating lease equipment, net	10,324.5	10,296.9	10,177.5	10,089.2	0.3%	2.3%
Assets held for sale	28.1	10.4	11.6	17.2	170.2%	63.4%

Total financing and leasing assets	11,959.6	11,980.0	12,007.7	11,960.1	(0.2)%	(0.0)%

Trade Finance
Loans	2,605.5	2,514.6	2,794.1	2,991.0	3.6%	(12.9)%

Vendor Finance
Loans	5,082.3	6,073.8	6,780.3	8,175.8	(16.3)%	(37.8)%
Operating lease equipment, net	541.8	549.6	618.6	683.5	(1.4)%	(20.7)%
Assets held for sale	–	18.8	479.8	–	(100.0)%	NM

Total financing and leasing assets	5,624.1	6,642.2	7,878.7	8,859.3	(15.3)%	(36.5)%

Consumer
Loans - student lending	8,154.6	8,721.9	8,863.6	9,584.2	(6.5)%	(14.9)%
Loans - other	51.8	66.1	81.2	99.5	(21.6)%	(47.9)%
Assets held for sale	420.3	28.5	589.6	34.0	1,374.7%	1,136.2%

Total financing and leasing assets	8,626.7	8,816.5	9,534.4	9,717.7	(2.2)%	(11.2)%

Total loans	$26,753.4	$28,929.5	$32,056.8	$34,879.1	(7.5)%	(23.3)%
Total operating lease equipment, net	10,964.5	10,952.1	10,931.8	10,910.0	0.1%	0.5%
Total assets held for sale	887.7	572.5	1,368.8	343.8	55.1%	158.2%

Total Financing and Leasing Assets	$38,605.6	$40,454.1	$44,357.4	$46,132.9	(4.6)%	(16.3)%

(1) Certain balances have been revised from previously reported amounts. See Note 2 – Prior Period Revisions for details.

During 2010, we have been optimizing our portfolio of financing and leasing assets through strategic asset and portfolio sales. This activity, as well as collections and prepayments, offset sequential new business volume and previously securitized receivables brought back on balance sheet in conjunction with the adoption of new accounting guidance in the 2010 first quarter.

Financing and Leasing Assets Roll forward (dollars in millions)

	Corporate	Transportation	Trade Finance	Vendor Finance	Commercial Segments	Consumer	Total
	Finance	Finance

Balance at June 30, 2010 (1)	$10,500.8	$11,980.0	$2,514.6	$6,642.2	$31,637.6	$8,816.5	$40,454.1
New business volume	316.5	209.5	–	541.9	1,067.9	–	1,067.9
Loan sales	(508.4)	–	–	(740.8)	(1,249.2)	–	(1,249.2)
Equipment sales	(64.3)	(118.2)	–	(110.3)	(292.8)	–	(292.8)
Depreciation pre-FSA	(5.1)	(140.2)	–	(82.9)	(228.2)	–	(228.2)
Gross charge-offs pre-FSA	(129.1)	–	(7.8)	(77.6)	(214.5)	(18.2)	(232.7)
Collections and other	(688.9)	(37.7)	95.8	(635.2)	(1,266.0)	(709.0)	(1,975.0)
Change in finance
receivable FSA marks	366.8	22.3	2.9	79.4	471.4	537.4	1,008.8
Change in operating lease
FSA marks	1.4	43.9	–	7.4	52.7	–	52.7

Balance at September 30,
2010	$9,789.7	$11,959.6	$2,605.5	$5,624.1	$29,978.9	$8,626.7	$38,605.6

Balance at December 31,
2009 (1)	$12,604.8	$11,960.1	$2,991.0	$8,859.3	$36,415.2	$9,717.7	$46,132.9
New business volume	707.0	690.7	–	1,606.6	3,004.3	–	3,004.3
Loan sales	(1,516.8)	–	–	(1,604.9)	(3,121.7)	(582.1)	(3,703.8)
Equipment sales	(197.2)	(270.4)	–	(334.4)	(802.0)	–	(802.0)
Depreciation pre-FSA	(19.6)	(421.5)	–	(277.4)	(718.5)	–	(718.5)
Gross charge-offs pre-FSA	(427.4)	–	(25.0)	(200.6)	(653.0)	(66.6)	(719.6)
Collections and other	(3,033.0)	(215.3)	(375.0)	(2,790.8)	(6,414.1)	(1,088.0)	(7,502.1)
Change in finance
receivable FSA marks	1,662.8	65.8	14.5	341.1	2,084.2	645.7	2,729.9
Change in operating lease
FSA marks	9.1	150.2	–	25.2	184.5	–	184.5

Balance at September 30,
2010	$9,789.7	$11,959.6	$2,605.5	$5,624.1	$29,978.9	$8,626.7	$38,605.6

(1)	Certain balances have been revised from previously reported amounts. See Note 2 – Prior Period Revisions for details.

Total Business Volumes (excluding factoring, dollars in millions)

	Quarters Ended			Nine Months Ended
	CIT		Predecessor CIT	CIT	Predecessor CIT
	September 30,		September 30,		September 30,
	2010	June 30, 2010	2009	September 30, 2010	2009
Corporate Finance	$316.5	$245.1	$247.2	$707.0	$1,032.9
Transportation
Finance	209.5	255.5	82.0	690.7	1,022.7
Vendor Finance	541.9	532.4	1,290.3	1,606.6	3,986.4

Commercial Segments	1,067.9	1,033.0	1,619.5	3,004.3	6,042.0
Consumer	–	–	0.1	–	1.3

Total	$1,067.9	$1,033.0	$1,619.6	$3,004.3	$6,043.3

New business volume trends have increased each quarter in 2010, reflecting our commitment to fund small and middle-market customers as well as committed aircraft deliveries in Transportation Finance.

Factoring volume in our Trade Finance segment was $7.0 billion for the quarter; up from the prior quarter reflecting normal seasonal trends.

Sales of Receivables (pre-FSA) (dollars in millions)

	Quarters Ended			Nine Months Ended
	CIT		Predecessor CIT	CIT	Predecessor CIT
	September 30, 2010		September 30, 2009	September 30,	September 30, 2009
		June 30, 2010		2010
Corporate Finance	$508.4	$809.1	$274.7	$1,516.8	$1,433.8
Vendor Finance	740.8	454.4	30.6	1,604.9	323.8

Commercial
Segments	1,249.2	1,263.5	305.3	3,121.7	1,757.6
Consumer	–	582.1	–	582.1	79.7

Total	$1,249.2	$1,845.6	$305.3	$3,703.8	$1,837.3

The pace of receivable sales slowed in the third quarter. Year to date receivable sales activity reflected the disposition of asset based loans in Europe, Canada and the U.S. within Corporate Finance, certain non-strategic portfolios, including business in Australia and New Zealand, and a liquidating consumer portfolio in Vendor Finance as well as student loans in Consumer.

CONCENTRATIONS

Ten Largest Accounts

Our ten largest customer exposures, representing outstanding loans and net operating lease equipment value, in the aggregate represented 7.0% of our total financing and leasing assets at September 30, 2010 (the largest account was 1.4%).

Excluding student loans, the top ten accounts in aggregate represented 8.9% of total owned assets (with the largest account totaling 1.8%). The top ten accounts were 5.8% and 7.4% of total financing and leasing assets (excluding student loans) at December 31, 2009.

The largest accounts were with Transportation Finance (airlines and rail operators), Corporate Finance (energy) and Trade Finance (retailers).

The following sections on geographic and industry concentrations present revised December 2009 balances, which adjusted the totals upward by $13.3 million. The geographic and industry concentrations for March and June 2010 are not presented as the revision was immaterial and did not change any quarterly trends.

Geographic Concentrations

The following table represents our financing and leasing assets (including assets held for sale) by obligor geography:

Geographic Concentrations (dollars in millions)

	September 30, 2010		December 31, 2009(1)
U.S.
Midwest	$6,437.6	16.7%	$7,551.8	16.4%
Northeast	6,361.7	16.5%	7,811.5	16.9%
West	5,495.4	14.2%	6,444.0	14.0%
Southeast	4,581.5	11.8%	5,390.7	11.7%
Southwest	3,199.4	8.3%	4,265.5	9.2%

Total U.S.	26,075.6	67.5%	31,463.5	68.2%
Canada	3,390.4	8.8%	3,876.1	8.4%
Other international	9,139.6	23.7%	10,793.3	23.4%

Total	$38,605.6	100.0%	$46,132.9	100.0%

(1) The revised total December 31, 2009 balance was increased by a total of $13.3 million.

The following table summarizes both state concentrations greater than 5.0% and international concentrations in excess of 1.0% of our financing and leasing assets:

Geographic Concentration by Obligor (dollars in millions)

	September 30, 2010	December 31, 2009(1)

State
California	6.8%	6.9%
Texas	6.2%	7.1%
New York	6.1%	6.3%
All other states	48.4%	47.9%

Total U.S.	67.5%	68.2%

Country
Canada	8.8%	8.4%
England	2.6%	3.5%
Mexico	2.4%	2.1%
Australia	2.0%	2.2%
China	1.7%	1.7%
Germany	1.3%	1.9%
Brazil	1.2%	1.1%
Spain	1.1%	1.1%
All other countries	11.4%	9.8%

Total International	32.5%	31.8%

(1) Certain balances have been revised from previously reported amounts.

Industry Concentrations

The following table represents financing and leasing assets (including assets held for sale) by industry of obligor:

Industry Concentrations (dollars in millions)

	September 30, 2010		December 31, 2009(1)

Industry
Student lending(2)	$8,553.9	22.2%	$9,584.2	20.8%
Commercial airlines (including regional airlines)	7,592.5	19.7%	7,493.3	16.2%
Manufacturing(3)	5,001.1	12.9%	6,260.5	13.6%
Retail(4)	3,916.8	10.1%	4,413.6	9.6%
Service industries	3,243.9	8.4%	4,159.9	9.0%
Transportation(5)	2,122.3	5.5%	2,293.5	5.0%
Healthcare	2,006.4	5.2%	2,266.7	4.9%
Energy and utilities	962.1	2.5%	1,122.2	2.4%
Finance and insurance	911.9	2.4%	1,328.5	2.9%
Communications	851.5	2.2%	1,312.3	2.8%
Other (no industry greater than 2% at September 30, 2010)	3,443.2	8.9%	5,898.2	12.8%

Total	$38,605.6	100.0%	$46,132.9	100.0%

(1) The revised December 31, 2009 balances were increased by a total of $13.3 million.

(2) See Student Lending section for further information.

(3) At September 30, 2010, includes manufacturers of chemical products and pharmaceuticals (1.8%), food (1.8%), apparel (1.5%), and printing and publishing (1.3%).

(4) At September 30, 2010, includes retailers of apparel (3.8%) and general merchandise (1.6%).

(5) Includes rail, bus, over-the-road trucking industries, business aircraft and shipping.

Operating Lease Equipment

Operating Leases by Segment (dollars in millions)

	September 30, 2010	December 31, 2009

Transportation Finance – Aerospace(1)	$6,799.2	$6,506.3
Transportation Finance – Rail and Other	3,525.3	3,582.9
Vendor Finance	541.8	683.5
Corporate Finance	98.2	137.3

Total	$10,964.5	$10,910.0

(1) Aerospace includes commercial, regional and corporate aircraft and equipment.

At September 30, 2010, Transportation Finance had operating leases of 238 commercial aircraft and approximately 101,500 railcars. Our commercial aircraft fleet was effectively fully utilized at September 30, 2010, while railcar fleet utilization increased to 94% from 90% at December 31, 2009.

Vendor Relationships

In Vendor Finance, our strategic relationships with industry-leading equipment vendors are an important origination channel for our financing and leasing activities. These vendor alliances include traditional vendor finance programs, joint ventures and profit sharing structures. New business volume with our top 5 vendor partners represented approximately 59% of Vendor Finance’s total volume for the third quarter, essentially unchanged from the second quarter.

The Lenovo Financial Services program (LFS) program was established during the second quarter to provide a broad range of vendor end user financing solutions for Lenovo partners and customers. During the third quarter, CIT signed a letter of intent to extend LFS to Western Europe. In the fourth quarter we expect to fund Lenovo U.S. originations in CIT Bank.

We maintain longstanding relationships with Dell and Avaya in multiple international markets. During the third quarter, we sold a $564 million portfolio associated with the Dell U.S. consumer program to Dell Financial Services.

The following table includes the owned financing and leasing assets balances of our three largest joint ventures.

Top Joint Ventures (dollars in millions)

	September 30,	December 31,
	2010	2009

Owned Financing and Leasing Assets
Dell	$1,192.1	$2,365.3
Avaya Inc. (1)	589.3	644.8
Snap-on(2)	303.3	549.3

	$2,084.7	$3,559.4

Securitized Financing and Leasing Assets(3)
Dell U.S.	$–	$68.9
Avaya Inc.	–	72.8
Dell – International	–	4.2
Snap-on(2)	–	2.2

	$–	$148.1

(1) Avaya Inc. December 2009 balance has been conformed to the current presentation.

(2) The joint venture agreement was terminated in January 2010.

(3) As a result of new accounting guidance relating to the consolidation of variable interest entities, the Company brought securitized assets on balance sheet on January 1, 2010.

Aerospace

Commercial Aerospace Portfolio (dollars in millions)

	September 30, 2010		December 31, 2009
	Net		Net
	Investment	Number	Investment	Number

By Region:
Asia Pacific	$2,338.1	92	$2,272.9	91
Europe	2,273.2	88	1,977.3	78
Latin America	1,050.3	39	1,065.2	39
U.S. and Canada	935.9	63	955.4	68
Africa / Middle East	720.6	19	692.7	20

Total	$7,318.1	301	$6,963.5	296

By Manufacturer:
Boeing	$2,657.7	140	$2,650.7	146
Airbus	4,639.9	161	4,305.5	150
Other	20.5	–	7.3	–

Total	$7,318.1	301	$6,963.5	296

By Body Type(1):
Narrow body	$5,493.4	241	$5,268.1	238
Intermediate	1,677.8	50	1,552.4	48
Wide body	126.4	10	135.7	10
Other	20.5	–	7.3	–

Total	$7,318.1	301	$6,963.5	296

By Product:
Operating lease	$6,753.9	238	$6,418.2	232
Loan	470.3	57	432.4	58
Capital lease	43.8	3	51.9	3
Leverage lease	50.1	3	61.0	3

Total	$7,318.1	301	$6,963.5	296

Number of accounts	106		103
Weighted average age of fleet (years)	6		6
Largest customer net investment	$540.0		$367.5
Off-lease aircraft	–		–

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

In early August 2010, a foreign-based airline to whom we have leased airplanes filed for bankruptcy protection in its home country and the U.S. As of early November, four aircraft have been returned from the carrier with three of these aircraft re-deployed, and marketing efforts underway for the fourth plane. We have also signed an agreement with the carrier for return of the remaining four aircraft.

See Note 10 — Commitments.

Student Lending

Consumer consists primarily of our liquidating student loan portfolio. During 2010, we sold approximately 6% of the portfolio. During the third quarter, we transferred our private student loan portfolio and a pool of government-guaranteed loans to assets held for sale. These sales are anticipated to close during the fourth quarter. We continue to manage the remaining $8.4 billion liquidating portfolio of government-guaranteed student loans.

See Secured Borrowings for description of related financings.

Student loans by product type are presented in the following table:

Student Loans by Product Type (includes assets held for sale) (dollars in millions)

	September 30, 2010	December 31, 2009

Consolidation loans	$7,229.3	$7,559.3
Other U.S. Government guaranteed loans	1,184.6	1,888.4
Private (non-guaranteed) loans and other	140.0	136.5

Total	$8,553.9	$9,584.2

Delinquencies (sixty days or more)	$598.8	$658.8

Top state concentrations (%)	35%	36%

	California, New York, Texas, Ohio,
Top state concentrations	Pennsylvania

Other Exposures

At September 30, 2010, the Company had $682.5 million in an unsecured counterparty receivable from a Goldman Sachs subsidiary. This receivable is associated with a lending facility related to debt discount and settlements resulting from market value changes to asset-backed securities underlying the facility. See Note 5 — Derivative Financial Instruments for additional information.

OTHER ASSETS / OTHER LIABILITIES

The following tables summarize other assets and accrued liabilities and payables:

Other Assets (dollars in millions)

	September 30,	December 31,
	2010	2009(1)

Deposits on commercial aerospace flight equipment	$582.5	$635.9
Equity and debt investments	349.9	373.6
Accrued interest and dividends	139.5	214.7
Furniture and fixtures	90.3	102.8
Prepaid expenses	86.0	81.2
Retained Interests in securitizations(2)	–	139.7
Miscellaneous receivables and other assets	1,228.2	903.6

	$2,476.4	$2,451.5

(1)	Certain balances have been revised from previously reported amounts. See Note 2 – Prior Period Revisions for details.
(2)	Retained interests were eliminated with the adoption of a new accounting pronouncement on January 1, 2010.

Other Liabilities (dollars in millions)

	September 30,	December 31,
	2010	2009

Accrued Liabilities and Payables
Equipment maintenance reserves	$614.2	$552.0
Accrued expenses	474.3	433.2
Estimated valuation of aerospace commitments(1)	470.4	586.6
Accrued interest payable	298.9	213.1
Security and other deposits	201.1	208.6
Accounts payable	111.7	344.8
Current and deferred taxes	(129.5)	(296.1)
Other liabilities	298.6	169.1

	$2,339.7	$2,211.3

(1)	Upon adoption of FSA, certain commitments, specifically aerospace commitments, were brought on balance sheet, and relate to the amounts CIT is committed to pay for future aircraft deliveries.

RISK MANAGEMENT

We are subject to a variety of risks that manifest themselves in the course of our business. We consider the following to be the principal forms of risk:

  Credit risk (including lending, counterparty, and equipment and residual risk)

  Market risk (including interest rate, foreign currency and liquidity risk)

  Regulatory compliance risk (compliance with laws and regulations)

  Operational risk (operational errors or employee misfeasance or malfeasance)

Managing risk is essential to conducting our businesses and to our profitability. Our risk management processes and procedures are designed to identify and analyze important business risks, to set appropriate policies and limits, and to monitor risks and limits using administrative and information systems, along with policies and programs. We continue to enhance our risk management practices, including governance, measurement and monitoring.

Our risk management policies and practices are described in detail in our Form 10-K for the year ended December 31, 2009.

CREDIT RISK

The extension of credit, through our lending and leasing activities, is the fundamental purpose of our businesses. As such, we maintain comprehensive credit risk management practices, including credit underwriting, on-going monitoring and collections. In light of our credit performance in 2009, we are reviewing and enhancing these practices and our overall credit management infrastructure. Specifically, during the first nine months of 2010, we have focused on credit grading and problem loan identification, as well as short and long term information systems projects, to enhance our management and monitoring of our existing portfolio. In addition, we have made key staff additions and realigned credit officer reporting lines and enhanced and refined our underwriting policies and underwriting guidelines to strengthen the controls on our origination activities. While these actions have resulted in significant improvements in our credit practices, several longer term initiatives, which are currently in process, related to our credit information systems and dependent downstream processes, will need to be completed before we will be in line with market best practices.

Credit exposures are reviewed and monitored on an ongoing basis to identify, as early as possible, customers that are experiencing declining creditworthiness or financial difficulty. A two-tier risk system is utilized to capture and analyze credit risk based on probability of obligor default and loss given default. Our credit risk management practices also apply to counterparty credit exposures.

We evaluate performance of our receivables across the organization to reduce risk concentrations. We monitor concentrations by borrower, industry, geography and equipment type to reduce credit concentrations. We test for asset impairment based upon projected cash flows and relevant market data with any impairment in value charged to earnings.

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

MARKET RISK

We monitor exposure to market risk by analyzing the impact of potential interest rate and foreign exchange rate changes on financial performance. We are currently implementing a vendor-supplied market risk management system to replace our internally developed system. We anticipate the system being operational by December 2010.

At September 30, 2010, the Company’s loan and lease portfolio was evenly split between fixed and floating rate. Our interest-bearing liabilities, at September 30, 2010, were approximately 80% fixed rate based, with the remainder floating rate. While the liability restructuring materially improved our liquidity, the conversion of our liabilities to largely U.S. dollar fixed rate debt, as part of the plan of reorganization, resulted in an asset sensitive position as our assets will re-price faster than our liabilities. Therefore, our net interest margin may increase if interest rates rise, or decrease should interest rates decline.

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

REGULATORY COMPLIANCE RISK

We manage regulatory compliance risk to ensure that programs and processes are in place to monitor and comply with banking, privacy, consumer and other key laws and regulations in each jurisdiction in which we do business and to monitor compliance with the ethical standards of the Company. When we became a bank holding company in December 2008, we became subject to a number of regulatory requirements that previously did not apply. For example, as described in our most recent Annual Report on Form 10-K, we are subject to the Written Agreement with the Federal Reserve Bank of New York, which, among other things, requires us to develop plans to enhance corporate governance, including increasing resources in audit, risk management and control functions, correct weaknesses in credit risk management, review and revise, as appropriate, the consolidated allowance for loan and lease losses methodology, and develop capital and liquidity plans. In light of these requirements, we are actively working to identify and close gaps in our regulatory compliance programs and processes. In addition, Corporate Compliance is working with business units to develop procedures to ensure that our policies are followed on a uniform basis. If we fail to identify and address these issues or otherwise comply with these requirements on a timely basis, we could be subject to significant regulatory sanctions and restrictions on our business. For more information about regulatory matters, see “Our business may be adversely affected if we do not successfully implement our project to transform our compliance, risk management, finance, treasury, operations and other areas of our business to meet the standards of a bank holding company” under Item 1A. Risk Factors in our latest Annual Report on Form 10-K.

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

To address these risks, CIT is enhancing comprehensive policies and an internal control framework designed to provide a sound operational environment and provide oversight. We have developed a loss-event database to track amounts and sources of operational losses, which will identify weaknesses and highlight corrective actions needed. Operational risk metrics are monitored by Enterprise Risk Management. Our internal audit function monitors and tests the overall effectiveness of internal control and operational systems on an ongoing basis.

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

See Note 4 — Long-Term Borrowings, and Note 13 — Summarized Financial Information of Subsidiaries.

Secured Credit Facility and Expansion Credit Facility (“First Lien Facilities”)

On July 20, 2009, CIT entered into a $3 billion Secured Credit Facility with Barclays Bank PLC and other lenders. On October 28, 2009, the Company and certain of its subsidiaries amended and restated the agreement evidencing the Secured Credit Facility to provide for an Expansion Credit Facility (collectively with the Secured Credit Facility, the “First Lien Facilities”) to expand the commitments by $4.5 billion.

During 2010 we repaid $4.5 billion ($1.5 billion in the third quarter) of the First Lien Facilities. In August we refinanced the remaining $3 billion by amending and extending the First Lien Facilities, which was accounted for as a modification. As a result, the first lien debt (the “Amended First Lien Facility”) now matures in August 2015 and carries an interest rate of LIBOR + 4.50% with a 1.75% LIBOR floor. In conjunction with the refinancing, certain existing covenants associated with the First Lien Facilities were also amended.

The Amended First Lien Facility is generally secured by a first lien on substantially all U.S. assets that are not otherwise pledged to secure the borrowings of special purpose entities as described above under “Secured Borrowings”, 65% of the voting and 100% of the non-voting stock of first-tier foreign subsidiaries, 100% of the stock of CIT Aerospace International (except one nominee share) and between 44% and 65% of certain other non-U.S., non-regulated subsidiaries. The Amended First Lien Facility is subject to a collateral coverage covenant (based on CIT’s book value in accordance with GAAP) of 2.5x the outstanding loan balance tested quarterly and upon certain transfers, dispositions or releases of collateral. The Amended First Lien Facility also contains a number of additional covenants, some of which don’t impose restrictions on the Company if CIT continues to maintain a collateral coverage ratio of 2.75x or greater. At September 30, 2010, the coverage ratio was 4.4x.

Series A and B Notes

The Series A Notes and Series B Notes (the “Second Lien Notes”) are generally secured by second-priority (second lien) security interests in substantially all the assets securing the Amended First Lien Facility. The Series B Notes are further secured by Delaware Funding’s pledge of inter-company notes issued by CIT Financial Ltd., which are the primary assets of Delaware Funding.

The Second Lien Note Indentures likewise limit the ability of the Company, Delaware Funding and the Company’s restricted subsidiaries to make certain payments or investments, incur indebtedness (including guarantees), issue preferred stock, incur liens, enter into sale and leaseback transactions, pay dividends, sell assets, and enter into transactions with affiliates.

In late October and early November 2010, CIT redeemed approximately $1.4 billion of the 10.25% Series B Second Lien Notes that mature from 2013 through 2016 using cash at the BHC. As provided under the terms of the Series

B Notes, the redemption price was 103.5% of the aggregate principal amount redeemed. After these redemptions, approximately $0.8 billion of Series B Notes maturing in 2017 remain outstanding.

See Note 4 — Long-Term Borrowings for additional terms of the facilities and Note 13 — Summarized Financial Information of Subsidiaries for condensed consolidating financial statements of the Guarantors.

Other Secured Borrowings

At September 30, 2010, we had other secured borrowings of $11.5 billion comprised largely of securitization financings. This amount declined from $12.4 billion and $14.3 billion at June 30, 2010 and December 31, 2009, respectively, as borrowings on new facilities described below were more than offset by repayments on existing structures corresponding to receivable runoff.

At September 30, 2010, a total of $3,897.9 million, after fresh start accounting, of financing and leasing assets, comprised of $2,153.3 million in Corporate Finance, $615.9 million in Consumer and $1,128.7 million in commercial aerospace in Transportation Finance, were pledged in conjunction with $2,387.6 million in secured debt issued to investors under the $2,125 million Goldman Sachs International (“GSI”) facility. Amounts funded under the facility, net of cash collateral posted to GSI, totaled $1,467.9 million at September 30, 2010, as $682.5 million reported as unsecured counterparty receivable is owed to CIT from GSI for debt discount, return of collateral posted to GSI and settlements resulting from market value changes to asset-backed securities underlying the structure.

Collateral amounts required under this agreement will fluctuate with market values of the underlying securities. Actual terms of the facility, including facility usage and collateral coverage are measured on a pre-FSA basis.

We successfully entered into over $2.7 billion of new secured funding transactions during 2010, the largest of which include:

  During the 2010 third quarter we received approximately $200 million in aggregate proceeds through an existing facility guaranteed by the European Export Credit Agencies (“ECA”) secured by several Airbus aircraft that were delivered earlier this year.

  On June 25, 2010, CIT closed a $650 million committed Trade Finance conduit with Citibank, N.A. as Administrative Agent and Deutsche Bank AG, New York Branch as an additional committed lender. The revolving period expires in June 2011 and the final maturity is in August 2011.

  On June 24, 2010, CIT closed a £100 million committed UK Vendor Finance conduit with Deutsche Bank AG, London Branch as Facility Agent and committed lender. The revolving period expires in June 2011 and the final maturity is in 2018.

  On March 29, 2010, CIT closed a $1 billion committed U.S. Vendor Finance conduit with Barclays Bank PLC as Administrative Agent and three additional banks as committed lenders. The revolving period expires in March 2011 and the final maturity is in 2018.

  On March 11, 2010, CIT closed a $667 million securitization, backed by a pool of equipment leases originated by CIT Vendor Finance. The Class A notes under the securitization constitute eligible collateral under the Federal Reserve Bank of New York’s Term Asset-Backed Securities Loan Facility (TALF).

Cash Sweep and Required Cash Sweep Payments

Under the terms of the Second Lien Notes, the Company is required to use certain cash collections to repay the Amended First Lien Facility and Second Lien Notes on an accelerated basis (the “Cash Sweep”). The Company may also use amounts in the Cash Sweep Accounts for certain designated purposes. While the Amended First Lien Facility no longer contains a Cash Sweep provision, the terms of the Second Lien Notes still require Cash Sweep payments to be made in order of priority first to the Amended First Lien Facility and once all obligations under the

Amended First Lien Facility have been paid off in full, then to repay or redeem the Second Lien Notes (including purchases of Second Lien Notes in open market transactions, pursuant to tender offers or otherwise).

During the third quarter (prior to the amendment and extension of the First Lien Facilities), as permitted under the Second Lien Notes, CIT voluntarily used approximately $365.0 million of Cash Sweep balances to prepay the First Lien Facilities. The Cash Sweep account had a $644 million balance at the end of the third quarter, which is included in other restricted cash.

The Cash Sweep is described in detail in our Form 10-K for the year ended December 31, 2009.

Debt Ratings

Our debt ratings were reestablished following the Company’s emergence from bankruptcy. Our current debt ratings are presented in the following table, which remain unchanged from last quarter.

Debt Ratings as of September 30, 2010

	S&P Ratings Services	Moody's Investors Service	DBRS

Issuer / Counterparty Credit Rating	B+/B	B3	B (High)
1st Lien Debt Rating	BB	B1	BB (High)
B (High) /
2nd Lien Debt Rating (Series A/B)	B+	B3	BB (Low)
Outlook / Trend	Positive	Stable	Positive

Supplemental Funding and Liquidity Information

The following tables summarize significant contractual payments and contractual commitment expirations at September 30, 2010. Certain amounts in the payments table are not the same as the respective balance sheet totals as this table is before FSA, in order to better reflect projected contractual payments. Likewise, actual cash flows will vary materially from those depicted in the payments table as further explained in the table footnotes.

While collections provide a meaningful source of liquidity, the Company targets cash as its primary liquidity source. Cash liquidity is maintained to permit the Company to satisfy funding and other operating obligations, while also providing protection against unforeseen stress events such as unanticipated funding obligations, including customer line draws, or disruptions to capital markets or other funding sources. At September 30, 2010, cash was comprised of $6.5 billion at the BHC, $1.6 billion at CIT Bank, $1.5 billion at operating subsidiaries, and $1.6 billion in restricted cash.

Payments by Year, for the twelve months ended September 30,(1) (dollars in millions)

	Total	2011	2012	2013	2014	2015+

Secured borrowings(2)	$12,605.7	$2,460.5	$1,497.3	$1,321.9	$1,351.6	$5,974.4
Secured credit facility and expansion
credit facility (Refinanced)	3,000.0	–	–	–	–	3,000.0
Senior unsecured notes – fixed	267.5	85.3	31.0	10.7	2.4	138.1
Series A Notes	21,040.1	–	–	2,104.0	3,156.0	15,780.1
Series B Notes(3)	2,149.2	1,397.0	–	–	–	752.2

Total Long-term borrowings	39,062.5	3,942.8	1,528.3	3,436.6	4,510.0	25,644.8

Deposits	4,685.5	1,460.8	1,194.3	874.4	711.1	444.9
Credit balances of factoring clients	959.2	959.2	–	–	–	–
Lease rental expense	301.1	33.9	32.2	30.8	30.1	174.1

Total contractual payments	$45,008.3	$6,396.7	$2,754.8	$4,341.8	$5,251.2	$26,263.8

(1) Projected payments of debt interest expense and obligations relating to postretirement programs are excluded.

(2) Includes non-recourse secured borrowings, which are generally repaid in conjunction with the pledged receivable maturities. For student lending receivables, the repayment of both the receivable and borrowing includes a prepayment component.

(3) Series B Notes payments for the twelve months ended September 30, 2011 reflect announced redemption of 2013 - 2016 maturities.

Commitment Expiration by twelve month periods ended September 30 (dollars in millions)

	Total	2011	2012	2013	2014	2015+

Financing commitments(1)	$2,643.1	$535.8	$895.4	$745.3	$344.9	$121.7
Aerospace and other manufacturer purchase
commitments(2)	4,231.6	476.6	797.6	828.6	536.3	1,592.5
Letters of credit	415.0	208.2	81.5	65.1	45.7	14.5
Deferred purchase credit protection
agreements	1,844.2	1,844.2	–	–	–	–
Guarantees, acceptances and other recourse
obligations	26.6	12.6	2.6	4.6	6.8	–

Liabilities for uncertain tax positions(3)	66.8	10.0	56.8	–	–	–

Total contractual commitments	$9,227.3	$3,087.4	$1,833.9	$1,643.6	$933.7	$1,728.7

(1)	Financing commitments do not include certain unused, cancelable lines of credit to customers in connection with third-party vendor programs, which can be reduced or cancelled by CIT at any time without notice.

(2)	Aerospace commitments are net of amounts on deposit with manufacturers.

(3)	The balance cannot be estimated past 2011; therefore the remaining balance is reflected in 2012.

Financing commitments declined from December 31, 2009 reflecting receivable sales. At September 30, 2010, unfunded commitments related to lead agented asset-based loans were $440 million. Financing commitments above exclude roughly $1.1 billion of commitments that were not available for draw due to requirements for collateral availability or covenant conditions existing at September 30, 2010. The Company monitors line utilization daily and updates liquidity forecasts and funding plans.

At September 30, 2010 substantially all financing commitments were senior facilities, with approximately 46% secured by equipment or other assets and the remainder relying upon cash-flow or enterprise value. The vast majority of commitments are syndicated transactions. CIT is the lead agent in 36% of the facilities. Most of our undrawn and available financing commitments are in Corporate Finance. The top ten undrawn commitments totaled $412 million.

RISK WEIGHTED ASSETS

As a BHC, capital adequacy is based upon risk-weighted asset ratios in accordance with quantitative measures established by the Federal Reserve. Under these guidelines, certain commitments and off-balance sheet transactions are assigned asset equivalent balances, and together with on-balance sheet assets, are divided into risk categories, each of which is assigned a risk weighting ranging from 0% (for example U.S. Treasury Bonds) to 100% (for example commercial loans). The reconciliations of balance sheet assets to risk-weighted assets are presented below:

Risk-Weighted Assets (dollars in millions)

	September 30, 2010	June 30, 2010(1)	March 31, 2010(1)	December 31, 2009(1)

Balance sheet assets	$52,982.0	$54,965.1	$58,072.9	$60,029.1
Risk weighting
adjustments to balance
sheet assets (2)	(16,406.8)	(16,533.9)	(16,441.3)	(15,860.8)
Off balance sheet items (3)	8,164.0	8,215.7	9,159.8	10,170.0

Risk-weighted assets	$44,739.2	$46,646.9	$50,791.4	$54,338.3

(1) Certain balances have been revised from previously reported amounts. See Note 2 – Prior Period Revisions for details

(2) 2009 includes risk weighting for retained interests in securitized assets to reflect the associated off-balance sheet assets at December 31, 2009.

(3) Primarily reflects commitments to purchase aircraft and for unused lines of credit and letters of credit. See Note 9 -Regulatory Capital for more information.

REGULATORY CAPITALIZATION AND CIT BANK

Regulatory Capital and Ratios (dollars in millions)

Tier 1 Capital	September 30, 2010	June 30, 2010(1)	March 31, 2010(1)	December 31, 2009(1)
Total stockholders' equity	$8,829.6	$8,679.8	$8,541.9	$8,400.0
Effect of certain items in accumulated
other comprehensive loss excluded
from Tier 1 Capital	(0.5)	(1.7)	(1.4)	–

Adjusted total equity	8,829.1	8,678.1	8,540.5	8,400.0
Less: Goodwill	(255.1)	(255.1)	(255.1)	(255.1)
Disallowed intangible assets	(136.3)	(168.5)	(201.5)	(225.1)
Investment in certain subsidiaries	–	–	–	(2.8)
Other Tier 1 components(2)	(88.2)	(88.5)	(93.4)	(98.5)

Tier 1 Capital	8,349.5	8,166.0	7,990.5	7,818.5
Tier 2 Capital
Qualifying reserve for credit losses	397.1	327.8	187.1	–
Other Tier 2 components(3)	0.3	1.0	0.8	–

Total qualifying capital	$8,746.9	$8,494.8	$8,178.4	$7,818.5

Risk-weighted assets	$44,739.2	$46,646.9	$50,791.4	$54,338.3

Tier 1 Capital Ratio	18.7%	17.5%	15.7%	14.4%
Total Capital Ratio	19.6%	18.2%	16.1%	14.4%
Tier 1 Leverage Ratio	15.7%	14.7%	13.7%	11.3%

CIT Bank Ratios:
Tier 1 Capital Ratio	57.3%	59.1%	43.9%	43.5%
Total Capital Ratio	57.5%	59.3%	44.1%	43.5%
Tier 1 Leverage Ratio	22.1%	20.6%	17.3%	15.4%

(1) Certain balances have been revised from previously reported amounts. See Note 2 – Prior Period Revisions for details.

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

CIT Bank

CIT Bank originated approximately 35% of the total U.S. funded volume in the third quarter, up from almost 15% in the second quarter. Committed loan volume increased to $314 million from $180 million in the second quarter, of which $226 million was funded.

The prior period revisions discussed in Note 2 also impacted CIT Bank. Net income was revised from $22 million to $23 million for the quarter ended March 31, 2010 and was essentially unchanged for the quarter ended June 30, 2010. The Bank reported net income of $21 million in the third quarter, down from $29 million for the quarter ended June 30, 2010 driven primarily by the gain on sale of government guaranteed assets last quarter. The Tier 1 Capital ratio was 57.3% and Tier 1 Leverage ratio was 22.1% at September 30, 2010. Total assets at September 30, 2010 were $7.4 billion, consisting of (a) $1.5 billion of cash, (b) $5.2 billion of loans, including $3.9 billion of consumer loans, primarily student loans and $1.3 billion of commercial loans, and (c) $0.7 billion of other assets, including $0.3 billion of investments. Deposits, primarily brokered CD’s, totaled $4.8 billion, and secured debt was $0.8 billion at September 30, 2010.

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

  Requirement that any firm that organizes or initiates an asset-backed security transaction to retain a portion of the credit risk;

  Requirement that the SEC, the Federal Reserve and other agencies to jointly issue rules requiring enhanced reporting and regulation of incentive-based compensation structures at regulated entities, including bank holding companies, banks, registered broker-dealers, and registered investment advisors; and

  Expansion of the coverage and scope of the regulations that limit affiliate transactions within a banking organization.

Many provisions in the Dodd-Frank Act remain subject to regulatory rule-making and implementation, the effects of which are not yet known, including mandates requiring the Federal Reserve to establish compensation guidelines covering regulated financial institutions. In addition, further legislative and regulatory changes are still being considered, including the so called “bank tax” on institutions with greater than $50 billion in assets, such as CIT.

The provisions of the Dodd-Frank Act and any rules adopted to implement those provisions as well as any additional legislative or regulatory changes may impact the profitability of our business activities, require us to change certain of our business practices, materially affect our business model or affect retention of key personnel, require us to raise additional regulatory capital, including additional Tier 1 capital, or expose us to additional costs (including increased compliance costs). These and other changes may also require us to invest significant management attention and resources to make any necessary changes and may adversely affect our ability to conduct our business as previously conducted or our results of operations or financial condition.

Basel Committee on Banking Supervision

The Basel Committee on Banking Supervision (the “Basel Committee”) provides a forum for bank supervisory authorities from over two dozen countries to cooperate on banking supervisory matters. The regulatory guidelines currently applicable to bank holding companies are based on the Capital Accord of the Basel Committee. We compute and report our capital ratios in accordance with the Basel I requirements for the purpose of assessing our capital adequacy. Bank regulators are phasing in revised regulatory capital guidelines based on the Revised Framework for the International Convergence of Capital Measurement and Capital Standards issued by the Basel Committee (Basel II). CIT does not currently meet the thresholds for implementing Basel II.

On September 12, 2010 the Basel Committee announced higher global minimum capital standards (Basel III) to be phased in over the next several years. CIT will be subject to these new minimum standards, which will lead to significantly higher capital requirements, higher capital charges and more restrictive leverage and liquidity ratios for financial institutions in general. These new requirements will generally impose more restrictive eligibility requirements for Tier 1 and Tier 2 capital, including a minimum ratio of common equity to risk-based assets; more deductions from and adjustments to the common equity component of Tier 1 capital; increased capital charges for various assets and risk exposures; a more restrictive leverage ratio (Tier 1 capital to average quarterly assets) than currently applies to U.S. banks and bank holding companies; counter-cyclical measures in provisioning and restrictions on certain distributions such as dividends and discretionary bonus payments to the extent a bank or bank holding company does not maintain additional capital above the minimum requirements; and two new liquidity ratios designed to ensure that a bank or bank holding company has more highly liquid assets than expected net outflows in stressed conditions and access to more stable funding needed in stressed conditions.

SELECT QUARTERLY FINANCIAL DATA (dollars in millions, except per share data)

	At or for the Quarters Ended				At or for the Nine Months Ended
	CIT			Predecessor CIT	CIT	Predecessor CIT
	September 30, 2010	June 30, 2010(1)	March 31, 2010(1)	September 30, 2009	September 30, 2010	September 30, 2009
Select Statement of Operations Data
Net interest revenue	$83.5	$188.6	$252.9	$(137.2)	$525.0	$(173.8)
Provision for credit losses	(165.2)	(244.3)	(226.5)	(701.8)	(636.0)	(1,825.7)
Total other income	667.8	759.2	569.6	304.9	1,996.6	1,242.8
Total other expenses(2)	(390.5)	(455.7)	(433.9)	(532.3)	(1,280.1)	(2,249.8)
Net (loss) income (attributable)
available to common
stockholders	131.5	171.4	115.4	(1,074.5)	418.3	(3,157.1)
Per Common Share Data
Income (loss) per share – diluted	$0.66	$0.85	$0.58	$(2.74)	$2.09	$(8.08)
Book value per common share	$44.09	$43.34	$42.70	$4.91
Tangible book value per
common share	$42.14	$41.23	$40.42	$4.91
Performance Ratios
Return on average common
stockholders’ equity	6.01%	7.96%	5.45%	(176.9)%	6.42%	(138.04)%
Net finance revenue as a
percentage of average earning
assets	3.28%	4.12%	4.47%	0.35%	3.98%	0.86%
Return on average total assets	0.98%	1.22%	0.78%	(6.03)%	0.99%	(5.64)%
Total ending equity to total
ending assets	16.67%	15.90%	14.71%	7.40%
Balance Sheet Data
Loans including receivables
pledged	$26,753.4	$28,929.5	$32,056.8	$45,280.9
Allowance for loan losses	(397.1)	(327.8)	(187.1)	(1,363.2)
Operating lease equipment,
net	10,964.5	10,952.1	10,931.8	13,233.6
Goodwill and intangible assets,
net	391.4	423.6	456.6	–
Total cash	11,178.0	10,666.4	10,015.6	5,810.7
Total assets	52,982.0	54,965.1	58,072.9	69,188.6
Total debt and deposits	40,729.3	42,985.4	46,222.7	59,979.0
Total common stockholders’
equity	8,829.6	8,679.8	8,541.9	1,927.0
Total stockholders’ equity	8,830.8	8,681.3	8,543.1	5,120.9
Credit Quality(3)
Non-accrual loans as a
percentage of finance
receivables	7.57%	7.09%	5.96%	5.82%
Net credit losses as a
percentage of average finance
receivables	1.41%	1.37%	0.89%	7.34%	1.21%	4.11%
Reserve for credit losses as a
percentage of finance
receivables	1.48%	1.13%	0.58%	3.01%
Financial Ratios
Tier 1 Capital	18.7%	17.5%	15.7%	7.6%
Total Risk-based Capital	19.6%	18.2%	16.1%	11.6%

(1)	Certain balances have been revised from previously reported amounts. See Note 2 – Prior Period Revisions for details.

(2)	The nine months ended September 30, 2009 includes goodwill and intangible assets impairment charges of $692.4 million.

(3)	2010 metrics include the impact of FSA. See Credit Metrics for additional information.

Average Balances(2) and Associated Income (dollars in millions)

	CIT			CIT			CIT			Predecessor CIT

	September 30, 2010			June 30, 2010(1)			March 31, 2010(1)			September 30, 2009

	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)	Average Balance		Average Rate (%)	Average Balance	Interest	Average Rate (%)
Quarter								Interest

Deposits with banks	$10,400.8	$5.5	0.21%	$9,814.5	$4.6	0.19%	$9,498.6	$3.8	0.16%	$5,433.7	$6.3	0.46%
Investments(3)	349.0	0.7	0.80%	348.5	1.7	1.95%	348.3	1.7	1.95%	435.1	0.7	0.64%
Loans and leases
(including held for sale)(4)(5)
U.S.	24,042.3	624.1	10.81%	25,803.3	755.5	12.11%	27,920.9	820.8	12.13%	39,513.1	377.3	3.97%
Non-U.S.	4,772.5	185.4	15.56%	5,688.7	238.1	16.79%	6,619.9	260.8	15.80%	8,271.3	172.3	8.36%

Total loans and leases(4)	28,814.8	809.5	11.62%	31,492.0	993.6	12.98%	34,540.8	1,081.6	12.85%	47,784.4	549.6	4.75%

Total interest earning
assets / interest income(4)(5)	39,564.6	815.7	8.45%	41,655.0	999.9	9.81%	44,387.7	1,087.1	9.99%	53,653.2	556.6	4.27%

Operating lease
equipment, net(6)
U.S. Operating lease
equipment, net(6)	4,884.3	98.0	8.03%	5,001.1	82.3	6.58%	4,982.3	102.4	8.22%	6,266.0	71.3	4.55%
Non-U.S. operating lease
equipment, net(6)	6,091.5	138.7	9.11%	5,972.4	158.9	10.64%	5,962.9	143.1	9.60%	7,003.2	117.8	6.73%

Total operating lease
equipment, net(6)	10,975.8	236.7	8.63%	10,973.5	241.2	8.79%	10,945.2	245.5	8.97%	13,269.2	189.1	5.70%

Total earning assets(4)	50,540.4	$1,052.4	8.49%	52,628.5	$1,241.1	9.59%	55,332.9	$1,332.6	9.79%	66,922.4	$745.7	4.56%

Non interest earning assets
Cash due from banks	257.6			255.7			371.5			356.4
Allowance for loan losses	(358.8)			(243.9)			(85.9)			(1,485.8)
All other non-interest
earning assets	3,439.0			3,536.4			3,588.8			5,428.7

Total Average Assets	$53,878.2			$56,176.7			$59,207.3			$71,221.7

Average Liabilities
Borrowings
Deposits	$4,769.8	$25.3	2.12%	$4,753.7	$25.3	2.13%	$5,049.2	$26.9	2.13%	$5,406.4	$45.8	3.39%
Long-term borrowings	36,849.2	706.9	7.67%	39,476.6	786.0	7.96%	42,461.0	807.3	7.61%	55,553.5	648.0	4.67%

Total interest-bearing
liabilities	41,619.0	$732.2	7.04%	44,230.3	$811.3	7.34%	47,510.2	$834.2	7.02%	60,959.9	$693.8	4.55%

U.S. credit balances of
factoring clients	941.6			851.5			850.1			1,462.8
Non-U.S. credit balances
of factoring clients	7.7			16.2			16.7			28.1
Non-interest bearing liabilities, noncontrolling interests and shareholders' equity										–
Other liabilities	2,537.5			2,424.1			2,371.3			2,930.6
Noncontrolling interests	1.2			1.2			1.0			43.6
Stockholders’ equity	8,771.2			8,653.4			8,458.0			5,796.7

Total Average Liabilities
and Stockholders’ Equity	$53,878.2			$56,176.7			$59,207.3			$71,221.7

Net revenue spread			1.45%			2.25%			2.77%			0.01%
Impact of non-interest
bearing sources			1.13%			1.07%			0.89%			0.31%

Net revenue/yield on
earning assets(4)		$320.2	2.58%		$429.8	3.32%		$498.4	3.66%		$51.9	0.32%

	CIT			Predecessor CIT

	September 30, 2010			September 30, 2009

			Average Rate (%)			Average Rate (%)
	Average Balance			Average Balance
Nine Months		Interest			Interest

Deposits with banks	$9,874.8	$13.9	0.19%	$5,776.0	$22.3	0.51%
Investments(3)	349.8	4.1	1.56%	462.8	3.7	1.07%
Loans and leases (including held for sale)(4)(5)
U.S.	25,947.9	2,200.4	11.71%	41,684.7	1,277.4	4.31%
Non-U.S.	5,698.4	684.3	16.05%	8,420.3	507.3	8.06%

Total loans and leases(4)	31,646.3	2,884.7	12.51%	50,105.0	1,784.7	4.97%

Total interest earning assets / interest
income(4)(5)	41,870.9	2,902.7	9.45%	56,343.8	1,810.7	4.46%

Operating lease equipment, net(6)
U.S. Operating lease equipment, net(6)	4,950.9	282.7	7.61%	6,285.6	222.7	4.72%
Non-U.S. operating lease equipment, net(6)	6,016.0	440.7	9.77%	6,835.0	346.5	6.76%

Total operating lease equipment, net(6)	10,966.9	723.4	8.79%	13,120.6	569.2	5.78%

Total earning assets(4)	52,837.8	$3,626.1	9.31%	69,464.4	$2,379.9	4.72%

Non interest earning assets
Cash due from banks	296.5			403.9
Allowance for loan losses	(224.0)			(1,319.2)
All other non-interest earning assets	3,490.7			6,028.6

Total Average Assets	$56,401.0			$74,577.7

Average Liabilities
Borrowings
Deposits	$4,856.5	$77.5	2.13%	$3,971.5	$107.6	3.61%
Long-term borrowings	39,566.5	2,300.2	7.75%	58,070.4	1,876.9	4.31%

Total interest-bearing liabilities	44,423.0	$2,377.7	7.14%	62,041.9	$1,984.5	4.26%

U.S. credit balances of factoring clients	884.6			2,193.7
Non-U.S. credit balances of factoring clients	13.0			32.6
Non-interest bearing liabilities, noncontrolling interests and shareholders' equity
Other liabilities	2,448.5			3,382.6
Noncontrolling interests	1.1			44.2
Stockholders’ equity	8,630.8			6,882.7

Total Average Liabilities and
Stockholders’ Equity	$56,401.0			$74,577.7

Net revenue spread			2.17%			0.46%
Impact of non-interest bearing sources			1.03%			0.32%

Net revenue/yield on earning assets(4)		$1,248.4	3.20%		$395.4	0.78%

(1)	Certain balances have been revised from previously reported amounts. See Note 2 – Prior Period Revisions for details.

(2)	The average balances presented are derived based on month end balances during the year. Tax exempt income was not significant in any of the years presented. Average rates are impacted by FSA accretion and amortization.

(3)	Investments are included in “Other Assets” on the Consolidated Balance Sheets and do not include ‘retained interests in securitizations’ as revenues from these are part of “other income”. Average yields reflect average historical cost.

(4)	The rate presented is calculated net of average credit balances for factoring clients.

(5)	Non-accrual loans and related income are included in the respective categories.

(6)	Operating lease rental income is a significant source of revenue; therefore, we have presented the net revenues.

The average long-term borrowings balances presented below are derived based on daily balances and the average rates are based on a 30 days per month day count convention. The average rates include FSA amortization. The debt coupon rates at September 30, 2010, on a pre-FSA basis, are as follows: Secured Borrowings — 2.15%, Secured Credit and Expansion Facility — 6.25%, Secured Series A Notes —7.00%, Secured Series B Notes — 10.25%, and Senior, Unsecured Notes — 5.56%.

Average Daily Long-term Borrowings Balances and Rates (dollars in millions)

	Quarters Ended									Nine Months Ended

	CIT			CIT			CIT			CIT

	September 30, 2010			June 30, 2010			March 31, 2010			September 30, 2010

	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)

Secured
Borrowings	$11,979.3	$123.6	4.13%	$12,504.8	$130.3	4.17%	$14,158.6	$132.6	3.75%	$12,880.9	$386.5	4.00%
Secured
Credit &
Expansion
Facility	3,547.2	78.9	8.90%	5,857.3	153.0	10.45%	7,181.9	172.6	9.61%	5,528.8	404.5	9.75%
Secured
Series A
Notes	18,959.1	445.6	9.40%	18,882.2	443.7	9.40%	18,807.0	443.1	9.42%	18,882.8	1,332.4	9.41%
Secured
Series B
Notes	2,192.9	53.3	9.72%	2,194.7	53.3	9.71%	2,196.5	53.3	9.71%	2,194.7	159.9	9.71%
Senior,
Unsecured
Notes	194.3	5.5	11.32%	210.9	5.7	10.81%	244.9	5.7	9.31%	216.7	16.9	10.40%

Long-term
borrowings	$36,872.8	$706.9	7.67%	$39,649.9	$786.0	7.93%	$42,588.9	$807.3	7.58%	$39,703.9	$2,300.2	7.72%

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

  Assumptions and estimates recorded upon adoption of fresh start accounting

  Reserve for Credit Losses

  Impaired Loans

  Fair Value Determinations

  Lease Residual Values

  Liabilities and Tax Reserves

There have been no significant changes to the methodologies and processes used in developing estimates relating to these items from those described in our 2009 Annual Report on Form 10-K.

INTERNAL CONTROLS

The Internal Controls Working Group is responsible for monitoring and improving internal controls and overseeing the internal controls attestation mandated by Section 404 of the Sarbanes-Oxley Act of 2002 (“SARBOX”). The Committee is chaired by the Controller and includes the Executive Vice President and Chief Financial Officer, Executive Vice President - Internal Audit and other senior executives in finance, legal, risk management and information technology. See Item 4. Controls and Procedures.

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

Non-GAAP Reconciliations (dollars in millions)

	September 30, 2010	June 30, 2010(1)	March 31, 2010(1)	December 31, 2009(1)

Earning assets(2)
Total loans	$26,753.4	$28,929.5	$32,056.8	$34,879.1
Total operating lease equipment, net	10,964.5	10,952.1	10,931.8	10,910.0
Total assets held for sale	887.7	572.5	1,368.8	343.8

Total financing and leasing portfolio
assets	38,605.6	40,454.1	44,357.4	46,132.9
Credit balances of factoring clients	(959.2)	(877.3)	(881.1)	(892.9)

Earning assets	$37,646.4	$39,576.8	$43,476.3	$45,240.0

	Quarters Ended		Nine Months Ended
	CIT	Predecessor CIT	CIT	Predecessor CIT
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Total net revenues(3)
Interest income	$815.7	$556.6	$2,902.7	$1,810.7
Rental income on operating leases	398.4	471.7	1,236.3	1,420.4

Finance revenue	1,214.1	1,028.3	4,139.0	3,231.1
Interest expense	(732.2)	(693.8)	(2,377.7)	(1,984.5)
Depreciation on operating lease equipment	(161.7)	(282.6)	(512.9)	(851.2)

Net finance revenue	320.2	51.9	1,248.4	395.4
Other income	269.4	(166.8)	760.3	(177.6)

Total net revenues	$589.6	$(114.9)	$2,008.7	$217.8

(1)	Certain balances have been revised from previously reported amounts. See Note 2 – Prior Period Revisions for details.

(2)	Earning assets are utilized in certain revenue and earnings ratios. Earning assets are net of credit balances of factoring clients. This net amount represents the amounts we fund.

(3)	Total net revenues are the combination of net finance revenues and other income and is an aggregation of all sources of revenue for the Company. Total net revenues is used by management to monitor business performance.

	Quarter Ended June 30, 2010			Quarter Ended March 31, 2010			Six Months Ended June 30, 2010

	As Reported		As Revised	As Reported		As Revised	As Reported		As Revised
		Adjustments			Adjustments			Adjustments
Total net revenues(1)

Interest income	$993.5	$6.4	$999.9	$1,049.0	$38.1	$1,087.1	$2,042.5	$44.5	$2,087.0
Rental income on
operating leases	419.7	–	419.7	418.2	–	418.2	837.9	–	837.9

Finance revenue	1,413.2	6.4	1,419.6	1,467.2	38.1	1,505.3	2,880.4	44.5	2,924.9

Interest expense	(813.6)	2.3	(811.3)	(837.8)	3.6	(834.2)	(1,651.4)	5.9	(1,645.5)
Depreciation on
operating lease
equipment	(179.0)	0.5	(178.5)	(173.5)	0.8	(172.7)	(352.5)	1.3	(351.2)

Net finance revenue	420.6	9.2	429.8	455.9	42.5	498.4	876.5	51.7	928.2

Other income	330.6	8.9	339.5	132.2	19.2	151.4	462.8	28.1	490.9

Total net revenues	$751.2	$18.1	$769.3	$588.1	$61.7	$649.8	$1,339.3	$79.8	$1,419.1

(1)	Total net revenues are the combination of net finance revenues and other income and is an aggregation of all sources of revenue for the Company. Total net revenues is used by management to monitor business performance.

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

  our liquidity risk and capital management, including our credit ratings, our liquidity plan, and the potential transactions designed to enhance our liquidity,

  our plans to change our funding mix and to access new sources of funding to broaden our use of deposit taking,

  our plans to enhance liquidity and capital,

  our credit risk management and credit quality,

  our asset/liability risk management,

  accretion and amortization of fresh start accounting adjustments,

  our funding, borrowing costs and net finance revenue,

  our capital, leverage and credit ratings,

  our operational risks, including success of systems enhancements and expansion of risk management and control functions,

  our mix of portfolio asset classes, including growth initiatives, acquisitions and divestitures,

  legal risks,

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

  capital markets liquidity,

  risks of and/or actual economic slowdown, downturn or recession,

  industry cycles and trends,

  uncertainties associated with risk management, including credit, prepayment, asset/liability, interest rate and currency risks,

  estimates and assumptions used to fair value the balance sheet in accordance with fresh start accounting and actual variation between the estimated fair values and the realized values,

  adequacy of reserves for credit losses,

  risks inherent in changes in market interest rates and quality spreads,

  funding opportunities, deposit taking capabilities and borrowing costs,

  risks that the restructuring of the Company’s capital structure did not result in sufficient additional capital or improved liquidity,

  risks that the Company will be unable to comply with the terms of the Written Agreement with the Reserve Bank or the Cease and Desist Orders of the FDIC and UDFI,

  conditions and/or changes in funding markets and our access to such markets, including commercial paper, secured and unsecured term debt and the asset-backed securitization markets,

  risks of implementing new processes, procedures, and systems,

  risks associated with the value and recoverability of leased equipment and lease residual values,

  application of fair value accounting in volatile markets,

  application of goodwill accounting in a recessionary economy,

  changes in laws or regulations governing our business and operations,

  changes in competitive factors,

  demographic trends,

  future acquisitions and dispositions of businesses or asset portfolios, and regulatory changes and/or developments.

Any or all of our forward-looking statements here or in other publications may turn out to be wrong, and there are no guarantees about our performance. We do not assume the obligation to update any forward-looking statement for any reason.

ITEM 4. Controls and Procedures

There have been no changes to the Company’s internal control over financial reporting that occurred during the Company’s third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the disclosure controls and procedures and have concluded that such procedures are effective as of September 30, 2010.

Part Two—Other Information

ITEM 1. Legal Proceedings

CIT is currently involved, and from time to time in the future may be involved, in a number of judicial, regulatory, and arbitration proceedings relating to matters that arise in connection with the conduct of its business. Some of these proceedings are described below. Based on currently available information, CIT believes that the results of these proceedings which are currently pending, taken together, will not have a material adverse effect on the Company’s financial condition, but may be material to the Company’s operating results for any particular period, depending in part on its operating results for that period.

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

PILOT TRAINING SCHOOL BANKRUPTCY

In February 2008, a helicopter pilot training school (the “Pilot School”) filed for bankruptcy and ceased operating. Student Loan Xpress, Inc. (“SLX”), a subsidiary of CIT engaged in the student lending business, had marketed and acquired private (non-government guaranteed) loans made to approximately 2,600 students of the Pilot School (the “Pilot School Student Loans”), totaling approximately $196.8 million in principal and accrued interest as of December 31, 2007. SLX ceased marketing and acquiring new Pilot School Student Loans in September 2007.

SLX voluntarily placed those students who were attending school at the time of the Pilot School’s closure “in grace” such that no payments under their loans have been required to be made and no interest on their loans has been accruing. Multiple lawsuits, including putative class action lawsuits and collective actions, have been filed against SLX and other lenders alleging, among other things, violations of state consumer protection laws.

In December 2008, SLX completed a confidential settlement of a collective action commenced by approximately 37 Pilot School students and some of their co-signers in Georgia.

SLX also reached a settlement agreement with a nationwide class of approximately 2,200 students who were in attendance at the Pilot School when it closed. The proposed settlement agreement provides for (i) discounts to students based on the number of certifications earned by such students in connection with their attendance at the pilot school, (which aggregate discount is projected to be approximately $130 million in debt and interest forgiveness); (ii) reduction in interest rates for certain students for up to 3%; (iii) payment of attorneys’ fees to class counsel; and (iv) service awards to the class representatives. In November 2009, the United States District Court for the Middle District of Florida preliminarily approved the proposed settlement agreement. Objections to the settlement were filed with respect to fewer than 3% of the loans and opt-outs were received with respect to fewer than 5% of the loans. The Attorneys General of several states also engaged in a review of the impact of the Pilot School’s closure on the student borrowers and any possible role of SLX. SLX cooperated in the review and reached agreement with twelve out of fourteen Attorneys General, pursuant to which, among other things, such Attorneys General support the proposed settlement. The Court is expected to consider approval of the settlement in December 2010.

In February 2010, approximately 80 plaintiffs who had opted out of the proposed nationwide class settlement filed a collective action against SLX in Texas State Court. Among other claims, these plaintiffs allege violations of Texas’ Deceptive Trade Practices Act and aiding and abetting fraud. They seek to have the loans declared unenforceable and an award of actual damages, treble damages, punitive damages, and attorneys’ fees and costs. Discovery in the matter is ongoing.

The Company provided an allowance for credit losses in its pre-emergence financial statements for the estimate of loan forgiveness and a reserve for third party legal fees. Following emergence from bankruptcy, the allowance for credit losses was eliminated and the loans were recorded at estimated fair value in connection with the Company’s implementation of FSA. As a result of recording the loans at estimated fair value under FSA, the Company expects that it will have no additional loss with respect to the class settlement in the Florida District Court. In addition, the Company has fully accounted for the settlement in the Georgia collective action. Assuming the collective action in Texas settles within a range comparable to the other two lawsuits, the Company will have an immaterial or no additional loss on the loans which were recorded at estimated fair value under FSA.

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

OTHER LITIGATION

In addition, there are various judicial, regulatory, and arbitration proceedings and government investigations in which CIT is currently involved and that have arisen in the ordinary course of business.

ITEM 1A. Risk Factors

For a discussion of certain risk factors affecting CIT, see Part I, Item 1A: Risk Factors, on pages 11–20 of CIT’s 2009 Annual Report on Form 10-K and Forward-Looking Statements on page 86 of this Form 10-Q.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

No purchases of CIT equity securities were made during the 2010 third quarter and there were no such equity securities that may yet be purchased under any repurchase plans or programs.

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

4.3	Indenture as of dated December 10, 2009 between CIT Group Funding Company of Delaware, LLC and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.3 to Form 8-K filed December 16, 2009).

4.4	First Supplemental Indenture dated as of December 10, 2009 CIT Group Funding Company of Delaware, LLC, CIT Group Inc. and the other Guarantors named therein and Deutsche Bank Trust Company Americas for the issuance of series B second-priority secured notes (incorporated by reference to Exhibit 4.4 to Form 8-K filed December 16, 2009).

4.5	Indenture dated as of January 20, 2006 between CIT Group Inc. and The Bank of New York Mellon (as successor to JPMorgan Chase Bank N.A.) for the issuance of senior debt securities (incorporated by reference to Exhibit 4.3 to Form 10-Q filed August 7, 2006).

4.6	First Supplemental Indenture dated as of February 13, 2007 between CIT Group Inc. and The Bank of New York Mellon (as successor to JPMorgan Chase Bank N.A.) for the issuance of senior debt securities (incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 13, 2007).

4.7	Third Supplemental Indenture dated as of October 1, 2009, between CIT Group Inc. and The Bank of New York Mellon relating to senior debt securities (incorporated by reference to Exhibit 4.4 to Form 8-K filed on October 7, 2009).

4.8	Fourth Supplemental Indenture dated as of October 16, 2009 between CIT Group Inc. and The Bank of New York Mellon relating to senior debt securities (incorporated by reference to Exhibit 4.1 to Form 10-Q filed October 19, 2009).

4.9	Third Amended and Restated Credit and Guaranty Agreement, dated as of August 11, 2010, among CIT Group Inc., certain subsidiaries of CIT Group Inc., the lenders party thereto, Bank of America, N.A., as administrative agent and collateral agent, and Banc of America Securities LLC, Deutsche Bank Securities Inc. and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners, Deutsche Bank Securities Inc. and Morgan Stanley Senior Funding, Inc., as syndication agents, RBC Capital Markets and UBS Securities LLC, as documentation agents, and Blaylock Robert Van, LLC and Castleoak Securities, L.P., as Senior Managing Agents (incorporated by reference to Exhibit A to Exhibit 10.1 to Form 8-K filed August 12, 2010).

4.10	Third Restatement Agreement dated as of August 11, 2010 among CIT Group Inc., certain subsidiaries of CIT Group Inc., Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 12, 2010).

10.1	Form of Separation Agreement by and between Tyco International Ltd. and CIT (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the Registration Statement on Form S-3 filed June 26, 2002)

10.2	Form of Financial Services Cooperation Agreement by and between Tyco International Ltd. and CIT (incorporated by reference to Exhibit 10.3 to Amendment No. 3 to the Registration Statement on Form S-1 filed June 12, 2002).

10.3*	Amended and Restated CIT Group Inc. Long-Term Incentive Plan (as amended and restated effective December 10, 2009) (incorporated by reference to Exhibit 4.1 to Form S-8 filed January 11, 2010).

10.4*	CIT Group Inc. Executive Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed May 15, 2006).

10.5*	Employment Agreement, dated August 29, 2006, between CIT Group Inc. and Jeffrey M. Peek (incorporated by reference to Exhibit 99.1 to Form 8-K filed September 5, 2006).

10.6*	Amendment to Employment Agreement, dated December 10, 2007, between CIT Group Inc. and Jeffrey M. Peek (incorporated by reference to Exhibit 10.23 to Form 10-K filed February 29, 2008).

10.7*	Amendment to Employment Agreement, dated December 31, 2008, between CIT Group Inc. and Jeffrey M. Peek (incorporated by reference to Exhibit 10.16 to form 10-K filed March 2, 2009).

10.8*	Form of CIT Group Inc. Long-Term Incentive Plan Stock Option Award Agreement.

10.9*	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Award Agreement.

10.10*	Form of CIT Group Inc. Long-Term Incentive Plan Deferred Cash Retention Award Agreement for executives with employment agreements.

10.11*	Form of CIT Group Inc. Long-Term Incentive Plan Deferred Cash Retention Award Agreement for executives without employment agreements.

10.12*	CIT Group Inc. Supplemental Retirement Plan (As Amended and Restated Effective as of January 1, 2008) (incorporated by reference to Exhibit 10.27 to Form 10-Q filed May 12, 2008).

10.13*	CIT Group Inc. Supplemental Savings Plan (As Amended and Restated Effective as of January 1, 2008) (incorporated by reference to Exhibit 10.28 to Form 10-Q filed May 12, 2008).

10.14*	New Executive Retirement Plan of CIT Group Inc. (As Amended and Restated as of January 1, 2008) (incorporated by reference to Exhibit 10.29 to Form 10-Q filed May 12, 2008).

10.15*	Amended and Restated Employment Agreement, dated as of May 8, 2008, between CIT Group Inc. and Joseph M. Leone (incorporated by reference to Exhibit 10.31 to Form 10-Q filed May 12, 2008.

10.16*	Amendment to Employment Agreement, dated December 22, 2008, between CIT Group Inc. and Joseph M. Leone (incorporated by reference to Exhibit 10.33 to Form 10-K filed March 2, 2009).

10.17*	Extension of Term of Employment Agreement dated as of December 18, 2009 between CIT Group Inc. and Joseph M. Leone.

10.18*	CIT Group Inc. Long-Term Incentive Plan 2010 Annual Stock Salary Agreement for Joseph M. Leone, effective January 1, 2010.

10.19*	Employment Agreement, dated June 16, 2008, between CIT Group Inc. and Alexander T. Mason (incorporated by reference to Exhibit 10.33 to Form 10-Q filed November 10, 2008).

10.20*	Letter Agreement between CIT Group Inc. and Alexander T. Mason, dated January 29, 2010.

10.21*	Letter Agreement between CIT Group Inc. and John A. Thain, effective February 8, 2010 (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 8, 2010).

10.22*	Form of CIT Group Inc. Three Year Stock Salary Award Agreement, dated February 8, 2010 (incorporated by reference to Exhibit 10.2 to Form 8-K filed February 8, 2010).

10.23*	Form of CIT Group Inc. One Year Stock Salary Award Agreement, dated February 8, 2010 (incorporated by reference to Exhibit 10.3 to Form 8-K filed February 8, 2010).

10.24**

Confirmation; Credit Support Annex, Master Agreement and ISDA Schedule, each dated June 6, 2008 and between CIT Financial Ltd. and Goldman Sachs International evidencing a $3 billion securities based financing facility (incorporated by reference to Exhibit 10.34 to Form 10-Q filed August 11, 2008).

10.25	Letter Agreement, dated December 23, 2008, between CIT Group Inc. and the United States Department of the Treasury, and the Securities Purchase Agreement – Standard Terms attached thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 24, 2008).

10.26	Registration Rights Agreement, dated as of December 24, 2008, between CIT Group Inc., and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 31, 2008).

10.27	Order to Cease and Desist, in the matter of CIT Bank, Salt Lake City, Utah, dated July 16, 2009, issued by the Federal Deposit Insurance Corporation (incorporated by reference to Exhibit 10.40 to Form 10-Q filed August 17, 2009).

10.28	Order to Cease and Desist, in the matter of CIT Bank, Salt Lake City, Utah, dated July 16, 2009, issued by the Utah Department of Financial Institutions (incorporated by reference to Exhibit 10.41 to Form 10- Q filed August 17, 2009).

10.29	Written Agreement, dated August 12, 2009, between CIT Group Inc. and the Federal Reserve Bank of New York (incorporated by reference to Exhibit 10.1 of Form 8-K filed August 13, 2009).

10.30**

Amended and Restated Confirmation regarding Total Return Swap Facility, dated as of October 28, 2009, by and between CIT Financial Ltd. and Goldman Sachs International (incorporated by reference to Exhibit 10.1 to Form 8-K/A filed May 13, 2010).

10.31	Form of CIT Group Inc. Two Year Restricted Stock Unit Award Agreement, dated July 29, 2010.

10.32	Letter Agreement between CIT Group Inc. and Scott T. Parker, dated June 2, 2010 (incorporated by reference to Exhibit 99.3 to Form 8-K filed July 6, 2010).

10.33	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Unit Retention Award Agreement.

10.34	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement.

10.35	Form of CIT Group Inc. Long-term Incentive Plan Stock Option Award Agreement (One Year Vesting).

10.36	Form of CIT Group Inc. Long-term Incentive Plan Stock Option Award Agreement (Three Year Vesting).

10.37	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Award Agreement (One Year Vesting).

10.38	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Award Agreement (Three Year Vesting).

10.39	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Unit Director Award Agreement (Initial Grant).

10.40	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Unit Director Award Agreement (Annual Grant).

10.41	Form of Tax Agreement by and between Tyco International Ltd. and CIT (incorporated by reference to Exhibit 10.27 to Amendment No. 2 to the Registration Statement on Form S-1 filed June 12, 2002).

12.1	CIT Group Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Powers of Attorney.

31.1	Certification of John A. Thain pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Commission, as promulgated pursuant to Section 13(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Scott T. Parker pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Commission, as promulgated pursuant to Section 13(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of John A. Thain pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Scott T. Parker pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Funding Company of Delaware, LLC, as CIT Leasing Secured Party, and CIT and certain of its subsidiaries, as obligors (incorporated by reference to Exhibit 99.1 to Form 8-K/A filed May 13, 2010).

99.1	Senior Intercreditor and Subordination Agreement, dated as of December 10, 2009, among Bank of America, N.A., as First Lien Credit Facility Representative and First Lien Agent, Deutsche Bank Trust Company of America, as Series A Representative and Series A Collateral Agent and as Series B Representative and Series B Collateral Agent, CIT Group Funding Company of Delaware, LLC, as CIT Leasing Secured Party, and CIT Group Inc. and certain of its subsidiaries, as obligors (incorporated by reference to Exhibit 99.1 to Form 8-K/A filed May 13, 2010).

99.2	Junior Intercreditor Agreement, dated as of December 10, 2009, among Deutsche Bank Trust Company of America, as Series A Collateral Agent and as Series B Collateral Agent, CIT Group Funding Company of Delaware, LLC, as CIT Leasing Secured Party, and CIT Group Inc. and certain of its subsidiaries, as obligors (incorporated by reference to Exhibit 99.2 to Form 8-K/A filed May 13, 2010).

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

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.

**	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission in accordance with an order granting confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 9, 2010

CIT GROUP INC.

/s/ Scott T. Parker

Scott T. Parker
Executive Vice President and
Chief Financial Officer

/s/ Carol Hayles

Carol Hayles
Senior Vice President and
Controller