Form 10-K
period 2010-12-31
CIT GROUP INC
filed 2011-03-10
CIK 1171825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

|X|	Annual Report Pursuant to Section 13 or 15(d) of the	or	| |	Transition Report Pursuant to Section 13 or 15(d) of the
	Securities Exchange Act of 1934			Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010

Commission File Number: 001-31369

CIT GROUP INC.
(Exact name of registrant as specified in its charter)

Delaware	65-1051192
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11 West 42nd Street, New York, New York	10036
(Address of Registrant’s principal executive offices)	(Zip Code)

(212) 461-5200
Registrant’s telephone number including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |X| No |  |

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |  | No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |  |

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes |X| No |  |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |  |

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one) Large accelerated filer |X| Accelerated filer |  | Non-accelerated filer |  | Smaller reporting company |  |

At February 28, 2011, there were 200,475,531 shares of CIT’s common stock, par value $0.01 per share, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |  | No |X|

The aggregate market value of voting common stock held by non-affiliates of the registrant, based on the New York Stock Exchange Composite Transaction closing price of Common Stock ($33.86 per share, 200,071,812 shares of common stock outstanding), which occurred on June 30, 2010, was $6,774,431,554. For purposes of this computation, all officers and directors of the registrant are deemed to be affiliates. Such determination shall not be deemed an admission that such officers and directors are, in fact, affiliates of the registrant.

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

PART ONE

Item 1. Business Overview

BUSINESS DESCRIPTION

Founded in 1908, CIT Group Inc., a Delaware Corporation, is a bank holding company that, together with its owned subsidiaries (collectively “we,” “CIT” or the “Company”), provides primarily commercial financing and leasing products and other services to small and middle market businesses across a wide variety of industries. CIT became a bank holding company (BHC) in December 2008, and is regulated by the Board of Governors of the Federal Reserve System (FRS) and the Federal Reserve bank of New York (FRBNY) under the U.S. Bank Holding Company Act of 1956 (BHC Act). CIT operates principally in North America, with locations in Europe, Latin America and Asia.

Our businesses focus mainly on commercial clients with a particular emphasis on small business and middle-market companies. We provide financing and leasing products to our clients and customers in over 30 industries, including transportation, particularly aerospace and rail, manufacturing and retail, and in over 20 countries. We funded $4.5 billion of new business volume during 2010 and have $36.9 billion of loans and leases at December 31, 2010.

Each business has industry alignment and focuses on specific sectors, products and markets, with portfolios diversified by client and geography. Our principal product and service offerings include:

Products	Services
Asset-based loans	Financial risk management
Secured lines of credit	Asset management and servicing
Enterprise value and cash flow loans	Debt restructuring
Leases: operating, finance and leveraged	Credit protection
Factoring services	Account receivables collection
Vendor financing	Debt underwriting and syndication
Import and export financing	Mergers and acquisition advisory services
Small business loans	Insurance services
Acquisition and expansion financing
Letters of credit / trade acceptances
Debtor-in-possession / turnaround financing

We source business through marketing efforts directly to borrowers, lessees, manufacturers, vendors and distributors, and through referral sources and other intermediaries. Our business units work together both in referring transactions between units and by combining products and services to meet our customers’ needs. We also buy and sell participations in syndications of finance receivables and lines of credit and periodically purchase and sell finance receivables on a whole-loan basis.

We generate revenue by earning interest on loans we hold on our balance sheet, collecting rentals on equipment we lease, and earning fee and other income for financial services we provide. We syndicate and sell certain finance receivables and equipment to leverage our origination capabilities, reduce concentrations, manage our balance sheet and maintain liquidity.

We set underwriting standards for each business unit and employ portfolio risk management models to achieve desired portfolio demographics. Our collection and servicing operations are organized by businesses and geographies providing efficient client interfaces and uniform customer experiences.

Our primary bank subsidiary is CIT Bank, a state chartered bank located in Salt Lake City, Utah. CIT Bank is subject to regulation and examination by the Federal Deposit Insurance Corporation (FDIC) and the Utah Department of Financial Institutions (UDFI). Non-bank subsidiaries, both in the U.S. and abroad, currently own the majority of the Company’s assets.

BUSINESS SEGMENTS

CIT meets customer financing needs through five business segments.

SEGMENT	MARKET AND SERVICES
Corporate Finance	Lending, leasing and other financial and advisory services to principally small and middle-market companies across select industries.
Transportation Finance	Large ticket equipment leases and other secured financing to companies in aerospace, rail, and defense industries.
Trade Finance	Factoring, lending, credit protection, receivables management and other trade products to retail supply chain companies.
Vendor Finance	Partners with manufacturers and distributors to deliver financing and leasing solutions to end-user customers globally.
Consumer	Consumer loan portfolios, which are in run-off and are primarily government–guaranteed student loans.

CORPORATE FINANCE

Corporate Finance provides a full spectrum of financing and advisory services to small and medium size companies in the U.S. and Canada and has a specialized lending unit focused on financial sponsors in Europe. Corporate Finance has historically focused on core lending products including asset-based and cash flow lending, fee-based advisory products (e.g., financial advisory, M&A) for middle-market customers, as well as Small Business Administration (“SBA”) 7(a) and 504 loans.

The Corporate Finance product suite is primarily composed of senior loans, including revolving lines of credit secured by accounts receivables and inventories, term loans based on operating cash flow and enterprise valuation, and government guaranteed loans (such as SBA loans). Our clients use loan proceeds to fund working capital, asset growth, acquisitions and debt restructurings, and in the case of SBA loans, owner-occupied real estate.

Middle Market Lending

Corporate Finance’s middle-market lending business in the U.S. and Canada provides financing to customers in a wide range of industries (including Commercial & Industrial, Communications, Media & Entertainment, Healthcare, and Energy):

  Commercial & Industrial industries include wholesale trade (both durable and non-durable goods), business services, miscellaneous retail, chemicals and allied products, food and kindred products and numerous other industries. Transactions to customers in these industries are primarily structured as first lien senior secured loans, based on specific advance rate formulas tied to a borrower’s accounts receivable, inventory and to a lesser extent fixed assets, and senior loan structures, based on the companies operating cash flow and risk profile.
  Communications, Media, & Entertainment industries include broadcast, cable, entertainment, gaming, sports franchise, telephony, wireless and tower and other related industries. Transactions are structured as first lien senior secured or asset-based loans and are based on the risk profile of the borrowers. Debt products for acquisitions and growth capital, as well as advisory services, are provided to our clients.
  Healthcare industries include skilled nursing facilities, home, health and hospice companies, acute care hospitals, dialysis companies and outpatient services among others. Transactions are structured as first lien senior secured asset-based loans, senior loan structures and real estate-based financings based on the borrower’s operating cash flow and risk profile.
  Energy industries include conventional and renewable power generation, coal mining, oil and gas production and financing is provided to other related energy service providers and manufacturers. Transactions are primarily structured as first lien senior secured asset-based loans and senior cash flow loans.

Small Business Lending (SBL)

SBL originates and services Small Business Administration (SBA) and conventional loans for commercial real estate financing, construction, business acquisition and business succession financing. We are a “Preferred Lender” in the SBA programs due to our strong corporate financing record with authority over loan approvals, closings, servicing and liquidations. SBL earns fees for servicing third party assets. Small business lending activities are principally focused on the U.S. market.

TRANSPORTATION FINANCE

Transportation Finance is a leading provider of aircraft and railcar leasing and financing solutions to operators and suppliers in the global aviation and North American rail car industries. The segment operates through two business units, CIT Aerospace (“Aerospace”) and CIT Rail (“Rail”). Within Aerospace, the business provides commercial aircraft lease financing through our Commercial Airlines unit, private aircraft lending through our Business Aircraft unit, and corporate finance solutions such as cash flow and asset-backed loans through our Transportation Lending unit. We have achieved a leadership position in the aviation and rail markets by leveraging our core strengths in technical asset management, customer relationship management skills, credit analysis, deep industry expertise and information sharing and cross-selling in the business units.

This segment has seasoned management teams servicing the aerospace and rail industries, and in the case of aerospace, has built a global presence with operations in the US, Canada, Europe and Asia. We have extensive experience in managing equipment over its full life cycle, including purchasing new equipment, estimating residual values and remarketing by re-leasing or selling equipment.

Aerospace

Commercial Air provides aircraft leasing and lending, asset management, aircraft valuation and advisory services. The unit’s primary clients include major and regional airlines around the world. Offices are located in the U.S., Europe and Asia. As of December 31, 2010, our commercial aerospace financing and leasing portfolio consists of approximately 300 aircraft with a weighted average age of 5 years and placed with about 100 clients.

Business Air offers financing and leasing programs for owners of business jet aircraft, primarily in the U.S.

Transportation Lending provides comprehensive loan and lease financing solutions to the aerospace, defense, marine and rail markets, directly or through financial sponsors and intermediaries.

Rail

Rail leases equipment to railroads and rail shippers throughout North America. We serve approximately 500 customers, including all of the U.S. and Canadian Class I railroads (railroads with annual revenues of at least $250 million) and other non-rail companies, such as shippers and power and energy companies.

Our operating lease fleet consists of approximately 101,000 rail cars, including covered hopper cars used to ship grain and agricultural products, plastic pellets and cement, gondola cars for coal, steel coil and mill service, open hopper cars for coal and aggregates, center beam flat cars for lumber, boxcars for paper and auto parts, tank cars, and approximately 450 locomotives.

See “Concentrations” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 18 — Commitments of Item 8. Financial Statements and Supplementary Data for further discussion of our aerospace portfolio.

TRADE FINANCE

Trade Finance provides factoring, receivable management products and secured financing to businesses that operate in several industries, including apparel, textile, furniture, home furnishings and consumer electronics. Although primarily U.S.-based, Trade Finance also conducts international business in Asia and Europe. Revenue is principally generated from commissions earned on factoring and related activities, interest on loans and other fees for services rendered.

Trade Finance offers a full range of domestic and international customized credit protection, lending and outsourcing services that include working capital and term loans, factoring, receivable management products, bulk purchases of accounts receivable, import and export financing and letters of credit programs. Clients use the products and services of Trade Finance for various purposes, including improving cash flow, mitigating or reducing customer credit risk, increasing sales, improving management information and outsourcing their bookkeeping, collection, and other receivable processing to Trade Finance.

Trade Finance typically provides financing to its clients through the factoring of accounts receivable owed to its clients by their customers, typically retailers. The assignment of accounts receivable by a client to a factor is traditionally known as “factoring” and results in payment by the client of a factoring commission that is commensurate with the underlying degree of credit risk and recourse, and which is generally a percentage of the factored receivables or sales volume. Trade Finance may advance funds to its clients, typically in an amount up to 90% of eligible accounts receivable, charging interest on the advance (in addition to any factoring fees), and satisfying the advance by the collection of factored accounts receivable. Trade Finance often integrates its clients’ operating systems with its operating systems to facilitate the factoring relationship. Trade Finance also can arrange for letters of credit, collateralized by accounts receivable and other assets, to be opened for the benefit of its clients’ suppliers.

VENDOR FINANCE

Vendor Finance is a global leader in developing financing programs for manufacturers, distributors, product resellers and other intermediaries that enable their customers to acquire products now and finance payments over time. CIT maintains relationships with leading companies in the information technology, telecommunications and office equipment industries while providing equipment leasing and financing to small and middle market businesses across a wide variety of industries.

Our vendor relationships include traditional vendor finance programs, virtual joint ventures and referral agreements that have varying degrees of integration with vendor partners. We utilize “virtual joint ventures”, as a means to originate assets on our balance sheet and share with the vendor economic outcomes from the financing. A key part of these partnership programs is integrating with their go-to-market strategy and leveraging the vendor partners’ sales process, thereby maximizing efficiency and effectiveness.

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

Vendor Finance end-user customers are predominately small Fortune 1000 companies acquiring office, technology, telecommunications and other essential use equipment in more than 30 countries.

CONSUMER

Our Consumer segment predominately includes government-guaranteed student loans, currently in run-off. We ceased offering private student loans during 2007 and government-guaranteed student loans in 2008.

See “Concentrations” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of our student lending portfolios.

CORPORATE AND OTHER

Certain expenses are not allocated to operating segments and are included in Corporate and Other. For 2010, these consist primarily of: (1) some mark-to-market adjustments on non-qualifying derivatives; (2) restructuring charges for severance and facilities exit activities; and (3) certain tax provisions and benefits.

Prior to 2010, Corporate and Other also included: (1) certain funding and liquidity costs, as segment results reflect debt transfer pricing that matched assets (as of the origination date) with liabilities from an interest rate and maturity perspective; (2) a portion of credit loss provisioning in excess of amounts recorded in the segments, primarily reflecting our qualitative determination of estimation risk; (3) dividends that were paid on preferred securities (now cancelled), as segment risk adjusted returns were based on the allocation of common equity; and (4) reorganization adjustments largely related to debt relief in bankruptcy.

CIT BANK

CIT Bank is a fully chartered state bank located in Salt Lake City, Utah. It is subject to regulation and examination by the FDIC and the UDFI. CIT Bank raises deposits to fund its lending activities by issuing certificates of deposit (“CDs”) through broker channels. Assets primarily include government-guaranteed student loans and bank-originated commercial loans. For the purpose of reporting CIT’s consolidated balance sheet and segment information, assets and liabilities that are reported by the Bank are included in the respective segment. The student loans transferred to the Bank are reported in the Consumer segment and commercial loans originated by the Bank are reported in the Corporate, Transportation and Vendor Finance segments.

RESTRUCTURING

On November 1, 2009, the parent company (CIT Group Inc.) and one non-operating subsidiary, CIT Group Funding Company of Delaware LLC (“Delaware Funding”), filed prepackaged voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of New York. This bankruptcy filing was due to numerous factors including: failure to realize some of the benefits of becoming a BHC, accelerating client credit line draw activity, deteriorating portfolio performance and debt rating downgrades, which when combined exacerbated our already strained liquidity situation. CIT emerged from bankruptcy on December 10, 2009, pursuant to the Modified Second Amended Prepackaged Reorganization Plan of CIT Group Inc. and CIT Funding of Delaware, LLC, dated December 7, 2009 (the “Plan of Reorganization”), which was confirmed by the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) on December 8, 2009 and attached to our Current Report on Form 8-K filed December 9, 2009. Neither the Plan of Reorganization nor any other documents filed with the Bankruptcy Court are incorporated by reference into this Form 10-K and such documents should not be considered or relied on in making any investment decisions involving our common stock or other securities.

The information contained in this annual report about CIT following our emergence from bankruptcy, including the financial statements and other information for the year ended December 31, 2010, which reflects the impact of fresh start accounting adjustments, is not necessarily comparable with information provided for prior periods. Further discussion of these events and resultant financial statement impacts are located in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Introduction) and Item 8. Financial Statements and Supplementary Data (Notes 1 and 25).

EMPLOYEES

CIT employed 3,778 people at December 31, 2010, of which 2,750 were employed in the U.S. and 1,028 outside the U.S.

COMPETITION

Our markets are competitive, based on factors that vary with product, customer, and geographic region. Our competitors include global and domestic commercial and investment banks, community banks, captive finance companies, and leasing companies. Many of our larger competitors are global in scope. In most of our business segments, we have a few large competitors with significant penetration and many smaller niche competitors.

Many of our domestic and global competitors are large companies with substantial financial, technological, and marketing resources. Our customer value proposition is primarily based on financing terms, structure, client service and price. From time to time, due to highly competitive markets, we may (i) lose market share if we are unwilling to match product structure, pricing, or terms of our competitors that do not meet our credit standards or return requirements or (ii) receive lower returns or incur higher credit losses if we match our competitors’ product structure, pricing, or terms.

There has been substantial consolidation and convergence among companies in the financial services industry. This trend has accelerated since 2007 as the credit crisis and economic dislocation caused numerous mergers and asset acquisitions among industry participants. The trend toward consolidation and convergence significantly increased the geographic reach of some of our competitors and hastened the globalization of the financial services markets. To take advantage of some of our most significant international challenges and opportunities, we will have to compete successfully with financial institutions that are larger, have better access to low cost funding, and may have a stronger local presence and longer operating history outside the U.S.

Other competitive factors include industry experience, asset and equipment knowledge, and strong relationships. The regulatory environment in which we and/or our customers operate also affects our competitive position.

REGULATION

Federal and state banking laws, regulations and policies extensively regulate us and CIT Bank. Such laws and regulations are intended primarily for the protection of depositors, customers and the federal deposit insurance funds, as well as to minimize systemic risk, and not for the protection of our shareholders or other creditors. Bank regulatory agencies have broad examination and enforcement power over bank holding companies and their subsidiaries, including the power to impose substantial fines, limit dividends, restrict operations and acquisitions and require divestitures. Bank holding companies and banks, as well as subsidiaries of both, are prohibited by law from engaging in practices that the relevant regulatory authority deems unsafe or unsound. CIT Group Inc. is a bank holding company subject to regulation and examination by the Board of Governors of the Federal Reserve System (FRB) and the Federal Reserve Bank of New York (FRBNY) under the Bank Holding Company (BHC) Act. Under the system of “functional regulation” established under the BHC Act, the FRB supervises CIT, including all of its non-bank subsidiaries, as an “umbrella regulator” of the consolidated organization. CIT Bank is chartered as a state bank by the Department of Financial Institutions of the State of Utah (UDFI). CIT Group Inc.’s principal regulator is the Federal Reserve and CIT Bank’s principal regulators are the FDIC and the UDFI.

Certain of our subsidiaries are subject to regulation by other governmental agencies. Student Loan Xpress, Inc., a Delaware corporation, conducts its business through various third party banks authorized by the Department of Education, including Fifth Third Bank, Manufacturers and Traders Trust Company, and The Bank of New York Mellon Corporation, as eligible lender trustees. CIT Small Business Lending Corporation, a Delaware corporation, is licensed by and subject to regulation and examination by the U.S. Small Business Administration. CIT Capital Securities L.L.C., a Delaware limited liability company, is a broker-dealer licensed by the Financial Industry Regulatory Authority (FINRA), and is subject to regulation by FINRA and the Securities and Exchange Commission (SEC). CIT Bank Limited, an English corporation, is licensed as a bank and broker-dealer and is subject to regulation and examination by the Financial Services Authority of the United Kingdom.

Our insurance operations are primarily conducted through The Equipment Insurance Company, a Vermont corporation; CIT Insurance Agency, Inc., a Delaware corporation; and Equipment Protection Services (Europe) Limited, an Irish company. Each company is licensed to enter into insurance contracts and is subject to regulation and examination by insurance regulators. We have various other banking corporations in Brazil, France, Germany, Italy, and Sweden, each of which is subject to regulation and examination by banking and securities regulators.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act makes extensive changes to the regulatory structure and environment affecting banks and bank holding companies, non-bank financial companies, broker dealers, and investment advisory and management firms. The Dodd-Frank Act requires extensive rulemaking by various regulatory agencies and will take several years to be fully implemented. See “Dodd-Frank Act” below.

Cease and Desist Orders and Written Agreement

On July 16, 2009, the FDIC and UDFI each issued a Cease and Desist Order to CIT Bank (together, the “Orders”) in connection with the diminished liquidity of Predecessor CIT. CIT Bank, without admitting or denying any allegations made by the FDIC and UDFI, consented and agreed to the issuance of the Orders.

Each of the Orders directs CIT Bank to take certain affirmative actions, including among other things ensuring that it does not allow any “extension of credit” to CIT or any other affiliate of CIT Bank or engage in any “covered transaction,” declare or pay any dividends or other payments representing reductions in capital, or increase the amount of “Brokered Deposits” above the $5.527 billion outstanding at July 16, 2009, without the prior written consent of the FDIC and the UDFI. After the Orders were issued, CIT Bank limited its new corporate loan originations pending completion of the Company’s reorganization. On August 14, 2009, CIT Bank provided to the FDIC and the UDFI a contingency plan that ensures the continuous and satisfactory servicing of Bank loans if CIT is unable to perform such servicing. During the first quarter of 2010, CIT Bank restarted its originations of new corporate loans.

On August 12, 2009, CIT entered into a Written Agreement with the Federal Reserve Bank of New York (the “FRBNY”). The Written Agreement requires regular reporting to the FRBNY, the submission of plans related to corporate governance, credit risk management, capital, liquidity and funds management, the Company’s business and the review and revision, as appropriate, of the Company’s consolidated allowances for loan and lease losses methodology. CIT must obtain prior written approval by the FRBNY for payment of dividends and distributions, incurrence of debt, other than in the ordinary course of business, and the purchase or redemption of stock. The Written Agreement also requires notifying the FRBNY prior to the appointment of new directors or senior executive officers, and places restrictions on indemnification and severance payments. The FRBNY reviewed the appointment of each of the directors that joined our Board of Directors following our emergence from bankruptcy, as well as the appointment of John A. Thain, our Chairman and CEO, and other key members of our executive management team.

Pursuant to the Written Agreement, the Board of Directors appointed a Special Compliance Committee of the Board to monitor and coordinate compliance with the Written Agreement. During August, September, and October 2009, we prepared and delivered each of the plans required by the Written Agreement, and we updated each plan periodically during 2010. The Company is continuing to provide reports to the FRBNY as required by the Written Agreement.

Banking Supervision and Regulation

We and our wholly-owned banking subsidiary, CIT Bank, like other bank holding companies and banks, are highly regulated at the federal and state levels. As a bank holding company, the BHC Act sets certain limitations on our activities, transactions with affiliates, and payment of dividends and sets certain standards for capital and liquidity, safety and soundness, and incentive compensation, among other matters.

Bank Holding Company Activities

As a BHC, the BHC Act restricts our activities to banking and activities closely related to banking. The BHC Act grants a new BHC, like CIT, two years to comply with activity restrictions. Under the Gramm-Leach-Bliley Act of 1999 (GLB), the activities of a BHC are restricted to those activities that were deemed permissible by the Federal Reserve at the time the GLB Act was passed. The vast majority of our activities are permissible. However, a limited number of our existing activities and assets, comprised primarily of a limited number of equity investments and certain real estate investment activities, for which new investments were discontinued, were required to be divested or terminated by December 22, 2010, (unless the FRB extends the two-year period for compliance). We disposed of, or conformed to BHC Act requirements, a majority of our non-conforming equity investments and real estate investments prior to December 22, 2010, and the FRB granted us a one-year extension of the period to conform or dispose of the remaining assets and activities.

Capital Requirements

The FRB and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to U.S. banking organizations. These regulatory agencies may from time to time require that a banking organization maintain capital above the stated minimum levels, whether because of financial condition, the nature of assets, or actual or anticipated growth. The Federal Reserve leverage and risk-based capital guidelines divide a bank holding company’s capital framework into tiers. The regulatory capital guidelines currently applicable to bank holding companies are based on the Capital Accord of the Basel Committee on Banking Supervision (Basel I). Bank regulators are phasing in revised regulatory capital guidelines based on capital standards issued by the Basel Committee on Banking Supervision (Basel II and Basel III).

Basel I Requirements. We compute and report our capital ratios in accordance with the Basel I requirements for the purpose of assessing our capital adequacy. Tier 1 capital generally includes common shareholders’ equity, trust preferred securities, non-controlling minority interests and qualifying preferred stock, less goodwill, one-half of the investment in unconsolidated subsidiaries and other adjustments. Tier 2 capital consists of, among other things, preferred stock not qualifying as Tier 1 capital, mandatory convertible debt securities, limited amounts of subordinated debt, other qualifying term debt, the allowance for credit losses up to 1.25 percent of risk-weighted assets, less one-half of the investment in unconsolidated subsidiaries and other adjustments. The sum of Tier 1 and Tier 2 capital represents our qualifying Total Regulatory Capital. Under the capital guidelines of the Federal Reserve, assets and certain commitments and off-balance sheet transactions, which are assigned asset equivalent weightings, are divided into risk categories, each of which is assigned a risk weighting ranging from 0% (U.S. Treasury Bonds) to 100%. Risk-based capital ratios are calculated by dividing Tier 1 and Total Capital by risk-weighted assets. The minimum Tier 1 capital ratio is 4% and the minimum Total Capital ratio is 8%. The Dodd-Frank Act requires the U.S. federal banking agencies to establish minimum leverage and risk-based capital requirements for banks, bank holding companies, and non-bank financial institutions subject to Federal Reserve supervision, which cannot be less than the existing capital standards applicable to banks under the existing “prompt corrective action” regulations discussed below (i.e. 3-4% Tier 1 Leverage ratio, 4% Tier 1 capital ratio, and 8% total capital ratio). In addition, for a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and total capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively. In establishing the capital requirements, the regulators must take into account the systemic effects that may be created by the failure of an institution. In addition, trust preferred securities and certain hybrid instruments, which the Company does not have, will no longer qualify for treatment as Tier 1 capital for bank holding companies.

We committed to regulators to maintain a Total Capital ratio of 13% for the BHC. The Tier 1 and Total Capital ratios at December 31, 2010 were 19.1% and 19.9%, respectively. The calculation of regulatory capital ratios are subject to review and consultation with the Federal Reserve, which may result in refinements to estimated amounts. At December 31, 2010, our Tier 1 Capital was comprised solely of common shareholders’ equity.

BHCs and banks are also required to comply with minimum Tier 1 Leverage ratio requirements. The Tier 1 Leverage ratio is the ratio of a banking organization's Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). The requirements necessitate a minimum Tier 1 leverage ratio of 3.0% for BHCs and FDIC-supervised banks that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority's risk-adjusted measure for market risk. All other BHCs and FDIC-supervised banks are required to maintain a minimum Tier 1 Leverage ratio of 4.0%, unless a different minimum is specified by an appropriate regulatory authority. In addition, for a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 Leverage ratio must be at least 5.0%.

CIT is not subject to a Federal Reserve directive to maintain a higher Tier 1 Leverage ratio. CIT’s Tier 1 Leverage ratio at December 31, 2010 was 16.2%, exceeding requirements. In connection with the FDIC’s approval in December 2008 of CIT Bank’s conversion from a Utah industrial bank to a Utah state bank, CIT Bank committed to maintain a Tier 1 Leverage Ratio of at least 15% for at least three years after conversion. At December 31, 2010, CIT Bank’s Tier 1 leverage ratio was 24.2%.

Basel II Requirements. In 2004, the Basel Committee published a new capital accord (Basel II) to replace Basel I. Basel II provides two approaches for setting capital standards for credit risk – an internal ratings-based approach tailored to individual institutions' circumstances and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines. Basel II also sets capital requirements for operational risk and refines the existing capital requirements for market risk exposures.

The definitive final rule for implementing the advanced approaches of Basel II in the United States applies only to certain large or internationally active banking organizations, or “core banks” – defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more. Other U.S. banking organizations can elect to adopt the requirements of this rule (if they meet applicable qualification requirements), but they are not required to apply them. The rule also allows a banking organization's primary federal supervisor to determine that the application of the rule would not be appropriate in light of the bank's asset size, level of complexity, risk profile or scope of operations. We do not meet the thresholds to be a “core bank” and are not required to comply with the advanced approaches of Basel II. In July 2008, the agencies issued a proposed rule that would give banking organizations that do not use the advanced approaches the option to implement a new risk-based capital framework which would adopt the standardized approach of Basel II for credit risk, the basic indicator approach of Basel II for operational risk, and related disclosure requirements. While this proposed rule generally parallels the relevant approaches under Basel II, it diverges where United States markets have unique characteristics and risk profiles. Comments on the proposed rule were due to the agencies by October 2008, but a definitive final rule has not been issued.

The Dodd-Frank Act requires the Federal Reserve Board, the OCC and the FDIC to adopt regulations imposing a continuing “floor” of the Basel I-based capital requirements in cases where the Basel II-based capital requirements and any changes in capital regulations resulting from Basel III (see below) otherwise would permit lower requirements. In December 2010, the Federal Reserve Board, the OCC and the FDIC issued a joint notice of proposed rulemaking that would implement this requirement.

Basel III Requirements. In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III”. Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require BHCs and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity.

The Basel III final capital framework, among other things, (i) introduces as a new capital measure “Common Equity Tier 1” (CET1), (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations.

When fully phased in on January 1, 2019, Basel III will require banks to maintain (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) as a newly adopted international standard, a minimum Tier 1 Leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (as the average for each quarter of the month-end ratios for the quarter).

Basel III also provides for a “countercyclical capital buffer,” generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers of between 2.5% and 5%).

The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The implementation of the Basel III final framework will commence January 1, 2013. On that date, banking institutions will be required to meet the following minimum capital ratios:

  3.5% CET1 to risk-weighted assets.
  4.5% Tier 1 capital to risk-weighted assets.
  8.0% Total capital to risk-weighted assets.

The Basel III final framework provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2014 and will be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

The U.S. banking agencies have indicated informally that they expect to propose regulations implementing Basel III in mid-2011, with final adoption of implementing regulations in mid-2012. Notwithstanding its release of the Basel III framework as a final framework, the Basel Committee is considering further amendments to Basel III, including the imposition of additional capital surcharges on globally systemically important financial institutions. In addition to Basel III, Dodd-Frank requires or permits the Federal banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the regulations ultimately applicable to CIT and CIT Bank may be substantially different from the Basel III final framework as published in December 2010.

Liquidity Requirements

Historically, regulation and monitoring of bank and BHC liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III final framework requires banks and BHCs to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward will be required by regulation. One test, referred to as the liquidity coverage ratio (LCR), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other, referred to as the net stable funding ratio (NSFR), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. The LCR would be implemented subject to an observation period beginning in 2011, but would not be introduced as a requirement until January 1, 2015, and the NSFR would not be introduced as a requirement until January 1, 2018. These new standards are subject to further rulemaking and their terms may well change before implementation.

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), among other things, establishes five capital categories for FDIC-insured banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A depository institution is deemed to be “well capitalized,” the highest category, if it has a total capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater and a Tier 1 leverage ratio of 5% or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure. Our Bank’s capital ratios were all in excess of minimum guidelines at December 31, 2010. Neither CIT nor CIT Bank is subject to any order or written agreement regarding any capital requirements, but each has committed to its principal regulator to maintain certain capital ratios above the minimum requirement.

FDICIA requires the applicable federal regulatory authorities to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum requirements. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, as the capital category of an institution declines. Undercapitalized depository institutions are required to submit a capital restoration plan. Although prompt corrective action regulations apply only to depository institutions and not to BHCs, the holding company must guarantee the plan in certain circumstances. The liability of the parent holding company under any such guarantee is limited to the lesser of five percent of the bank’s assets at the time it became “undercapitalized” or the amount needed to comply. The parent holding company might also be liable for civil money damages for failure to fulfill that guarantee. In the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent’s general unsecured creditors.

Regulators take into consideration: (a) concentrations of credit risk, (b) interest rate risk, and (c) risks from non-traditional activities, as well as an institution’s ability to manage those risks, when determining capital adequacy. This evaluation is made during the institution’s safety and soundness examination. An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. Under these guidelines, CIT Bank was considered well capitalized as of December 31, 2010.

Heightened Prudential Requirements on Large Bank Holding Companies

The Dodd-Frank Act creates a new systemic risk oversight body, the Financial Stability Oversight Council (FSOC), to identify, monitor and address potential threats to U.S. financial stability. Additionally, the Dodd-Frank Act imposes heightened prudential requirements on BHCs with at least $50 billion in total consolidated assets, including CIT, and requires the FRB to establish prudential standards for those large BHCs that are more stringent than those applicable to other BHCs, including standards for risk-based capital requirements and leverage limits, liquidity, risk-management requirements, resolution plan and credit exposure reporting, and concentration. The FRB has discretionary authority to establish additional prudential standards, on its own or at the FSOC’s recommendation, regarding contingent capital, enhanced public disclosures, short-term debt limits, and otherwise as it deems appropriate.

The Dodd-Frank Act requires the FRB to conduct annual analyses of such BHCs to evaluate whether the companies have sufficient capital on a total consolidated basis necessary to absorb losses as a result of adverse economic conditions. In addition, large BHCs, including CIT, must conduct similar so-called “stress tests” twice a year. Furthermore, large BHCs are required to maintain a debt-to-equity ratio of no more than 15 to 1 if the FSOC determines that the company poses a grave threat to the financial stability of the U.S. and the imposition of such requirement is necessary to mitigate the posed threat.

Acquisitions, Interstate Banking and Branching

BHCs are required to obtain prior approval of the FRB before acquiring more than five percent of any class of voting stock of any non-affiliated bank. Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”), a BHC may acquire banks in states other than its home state even if the acquisition is not permitted under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the BHC, prior to and following the proposed acquisition, control no more than 10% of the total amount of deposits of insured depository institutions in the U.S. and no more than 30% of such deposits in that state (or such amount as established by state law if such amount is lower than 30%). Under the Dodd-Frank Act, the standards for a bank or BHC that seeks to acquire another bank outside its home state were increased to require the acquiring entity to be well-capitalized and well-managed, rather than adequately-capitalized and adequately-managed. In addition, the Dodd-Frank Act restricts BHCs from consummating an interstate merger transaction if the resulting institution would control more than 10% of the total amount of deposits of insured depository institutions in the United States, unless the interstate merger transaction involves one or more insured depository institutions in default or in danger of default or in receipt of FDIC assistance.

The Interstate Act also authorizes banks to acquire branch offices outside their home states by merging with out-of-state banks, purchasing branches in other states, or establishing de novo branches in other states, thereby creating interstate branching. Under the Dodd-Frank Act, states are no longer permitted to limit the ability of out-of-state banks to purchase branches or establish de novo branches or to restrict interstate mergers, and a bank can locate a branch in another state if that other state allows its own state banks to establish branches.

The FRB must approve certain additional capital contributions to an existing non-U.S. investment and certain direct and indirect acquisitions by CIT of an interest in a non-U.S. company, including in a foreign bank, as well as the establishment by CIT Bank of foreign branches in certain circumstances. Additionally, the Dodd-Frank Act requires that a BHC with total consolidated assets equal to or greater than $50 billion give the Federal Reserve written notice before acquiring direct or indirect ownership or control of any voting shares of any company having total consolidated assets of $10 billion or more.

Dividends

CIT Group Inc. is a legal entity separate and distinct from CIT Bank and other subsidiaries. CIT Group Inc., parent of CIT Bank and our other subsidiaries, provides a significant amount of funding to its subsidiaries, which is generally recorded as inter-company loans. Most of CIT Group Inc.’s revenue is interest on intercompany loans from its subsidiaries, including CIT Bank. Cash can be transferred to CIT Group Inc. by its subsidiaries, including CIT Bank, through the repayment of intercompany debt or the payment of dividends. CIT Bank is subject to various regulatory policies and requirements relating to the payment of dividends. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank or BHC that the payment of dividends would be an unsafe or unsound practice and to limit or prohibit payment. Under the terms of the Written Agreement, dated August 12, 2009, between CIT and the FRBNY, CIT cannot declare or pay dividends on common stock without the prior written consent of the FRBNY and the Director of the Division of Banking Supervision of the FRB.

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

Federal and state laws impose limitations on the payment of dividends by our bank subsidiary. The amount of dividends that may be paid by a state-chartered bank that is not a member bank of the Federal Reserve System, such as CIT Bank, is limited to the lesser of the amounts calculated under a “recent earnings” test and an “undivided profits” test. Under the recent earnings test, a dividend may not be paid if the total of all dividends declared by a bank in any calendar year is in excess of the current year’s net income combined with the retained net income of the two preceding years, unless the bank obtains the approval of its chartering authority. Under the undivided profits test, a dividend may not be paid in excess of a bank’s “undivided profits”. Utah law imposes similar limitations on Utah state banks. Under the terms of the Cease and Desist Orders, each dated July 16, 2009, issued by the FDIC and the UDFI to CIT Bank, CIT Bank cannot declare or pay dividends on its common stock or any other form of payment representing a reduction in capital without the prior written consent of the Regional Director of the FDIC’s San Francisco Regional Office.

It is also the policy of the FRB that a BHC generally only pay dividends on common stock out of net income available to common shareholders over the past year and only if the prospective rate of earnings retention appears consistent with capital needs, asset quality, and overall financial condition. In the current financial and economic environment, the FRB indicated that BHCs should not maintain high dividend pay-out ratios unless both asset quality and capital are very strong. A BHC should not maintain a dividend level that places undue pressure on the capital of bank subsidiaries, or that may undermine the BHC’s ability to serve as a source of strength.

Under temporary guidance issued by the FRB in November 2010, BHCs, such as CIT, should consult with the FRB before taking any actions that could result in a diminished capital base, including increasing dividends. The FRB will assess the BHC’s capital adequacy based on capital plans and stress tests as submitted by the BHC. The FRB will review the capital plans, including dividend policies, against, among other things, the BHC’s ability to achieve Basel III capital ratio requirements referred to above as they are phased in by U.S. regulators and any potential impact of the Dodd-Frank Act on the company’s risk profile, business strategy, corporate structure or capital adequacy. The FRB’s current guidance provides that, for large BHCs like us, dividend payout ratios exceeding 30% of after-tax net income will receive particularly close scrutiny.

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

Source of Strength

The FRB has historically expected BHCs such as CIT to serve as a source of strength to subsidiary banks and to commit capital and other financial resources. The Dodd-Frank Act codifies this policy as a statutory requirement and extends it to all insured depository institution subsidiaries, beginning on July 21, 2011, subject to a six month extension. This support may be required at times when CIT may not be able to provide such support without adversely affecting its ability to meet other obligations. If CIT is unable to provide such support, the FRB could instead require the divestiture of CIT Bank and impose operating restrictions pending the divestiture. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, if a loss is suffered or anticipated by the FDIC either as a result of the failure of a bank subsidiary or related to FDIC assistance provided to such subsidiary in danger of failure, the other banking subsidiaries may be assessed for the FDIC’s loss, subject to certain exceptions.

Enforcement Powers of Federal Banking Agencies

The Federal Reserve and other U.S. banking agencies have broad enforcement powers with respect to an insured depository institution and its holding company, including the power to impose cease and desist orders, substantial fines and other civil penalties, terminate deposit insurance, and appoint a conservator or receiver. Failure to comply with applicable laws or regulations could subject CIT Group Inc. or CIT Bank, as well as their officers and directors, to administrative sanctions and potentially substantial civil and criminal penalties.

Orderly Liquidation Authority

The Dodd-Frank Act creates the Orderly Liquidation Authority (OLA), a resolution regime for systemically important non-bank financial companies, including BHCs, under which the FDIC may be appointed receiver to liquidate such a company if the company is in danger of default and presents a systemic risk to U.S. financial stability. This determination must come after supermajority recommendations by the FRB and the FDIC and consultation between the Treasury Secretary and the President. This resolution authority is similar to the FDIC resolution model for depository institutions, with certain modifications to reflect differences between depository institutions and non-financial companies and to reduce disparities between the treatment of creditors’ claims under the U.S. Bankruptcy Code and in an orderly liquidation authority proceeding compared to those that would exist under the resolution model for insured depository institutions.

An Orderly Liquidation Fund will fund OLA liquidation proceedings through borrowings from the Treasury Department and risk-based assessments made, first, on entities that received more in the resolution than they would have received in liquidation to the extent of such excess, and second, if necessary, on BHCs with total consolidated assets of $50 billion or more, such as CIT. If an orderly liquidation is triggered, CIT could face assessments for the Orderly Liquidation Fund. We do not yet have an indication of the level of such assessments.

FDIC Deposit Insurance

Deposits of CIT Bank are insured by the FDIC and subject to premium assessments. Prior to enactment of the Dodd-Frank Act, FDIC deposit insurance premiums were assessed on deposits held in the U.S. and are risk based, resulting in higher premium assessments to banks that have lower capital ratios or higher risk profiles. These risk profiles take into account findings by the primary banking regulator through its examination and supervision of the bank. A negative evaluation by the FDIC could increase costs to a bank and result in an aggregate cost of deposit funds higher than that of competing banks. The Dodd-Frank Act requires the FDIC to amend the assessment base for federal deposit insurance to use average total assets less tangible equity to calculate deposit insurance premiums, which will likely increase deposit insurance premiums for CIT Bank.

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. As of December 31, 2009, and each quarter thereafter, each insured institution will be required to record an expense for its regular quarterly assessment and an offsetting credit to the prepaid assessment until the prepaid asset is exhausted. Once the asset is exhausted, the institution will resume paying and accounting for quarterly deposit insurance assessments as it currently does. Any further special assessments that the FDIC levies will be recorded as an expense during the appropriate period.

In October 2010, the FDIC adopted a new Deposit Insurance Fund (DIF) restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. Under the new restoration plan, the FDIC decided to maintain the current schedule of assessment rates for all depository institutions. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.

In February 2011, the FDIC issued a final rule that changes the deposit insurance assessment base from total domestic deposits to average total assets minus average tangible equity, as required by the Dodd-Frank Act, effective April 1, 2011. The FDIC also issued a final rule that revises the deposit insurance assessment system for large institutions and creates a two scorecard system, one for most large institutions, that have more than $10 billion in assets and another for “highly complex” institutions that have over $50 billion in assets and are fully owned by a parent with over $500 billion in assets. Each scorecard will have a performance score and a loss-severity score that will be combined to produce a total score, which will be translated into an initial assessment rate. In calculating these scores, the FDIC will continue to utilize CAMELS ratings, will introduce certain new financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress, and will eliminate the use of risk categories and long-term debt issuer ratings. The FDIC will also have the ability to make discretionary adjustments to the total score, up or down, by a maximum of 15 points, based upon significant risk factors that are not adequately captured in the scorecard. The total score will translate to an initial base assessment rate on a non-linear, sharply-increasing scale.

For large institutions, including CIT Bank, the initial base assessment rate will range from 5 to 35 basis points on an annualized basis (basis points representing cents per $100 of assessable assets). After the effect of potential base rate adjustments, the total base assessment rate could range from 2.5 to 45 basis points on an annualized basis. The potential adjustments to an institution's initial base assessment rate include (i) a potential decrease of up to 5 basis points for certain long-term unsecured debt (unsecured debt adjustment) and, except for well-capitalized institutions with a CAMELS rating of 1 or 2, (ii) a potential increase of up to 10 basis points for brokered deposits in excess of 10% of domestic deposits (brokered deposit adjustment). As the DIF reserve ratio grows, the rate schedule will be adjusted downward. Additionally, the rule includes a new adjustment for depository institution debt whereby an institution will pay an additional premium equal to 50 basis points on every dollar (above 3% of an institution’s Tier 1 capital) of long-term, unsecured debt held that was issued by another insured depository institution (excluding debt guaranteed under the Temporary Liquidity Guarantee Program).

Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Transactions with Affiliates

Transactions between CIT Bank and CIT Group Inc. and its subsidiaries and affiliates are regulated by the FRB and the FDIC pursuant to Sections 23A and 23B of the Federal Reserve Act. These regulations limit the types and amounts of transactions (including loans to and credit extensions from CIT Bank) that may take place and generally require those transactions to be on an arms-length basis and, in the case of extensions of credit, be secured by specified amounts and types of collateral. Effective July 2011, the Dodd-Frank Act significantly expands the coverage and scope of the limitations on affiliate transactions within a banking organization and changes the procedure for seeking exemptions from these restrictions. These regulations generally do not apply to transactions between CIT Bank and its subsidiaries.

In 2009, pursuant to an application filed with the Federal Reserve for an exemption from Section 23A, CIT transferred approximately $5.7 billion of student loan assets and related debt to CIT Bank. In connection with this transfer, CIT is required to repurchase any transferred assets that become past due, to reimburse CIT Bank for credit-related losses due to the transferred assets, or to pledge collateral to CIT Bank to protect it against credit-related losses. CIT does not have any other applications pending to request an exemption from Section 23A to transfer financing and leasing assets to CIT Bank. However, we anticipate requesting permission during 2011 to transfer certain origination and servicing platforms into CIT Bank.

The Dodd-Frank Act will require us to prepare and provide to regulators a resolution plan (a so-called “living will”) that must, among other things, ensure that our depository institution subsidiaries are adequately protected from risks arising from our other subsidiaries. The establishment and maintenance of this resolution plan may, as a practical matter, present additional constraints on transactions between our bank and non-bank subsidiaries.

Safety and Soundness Standards

FDICIA requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. Guidelines adopted by the federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of the FDIA. See “Prompt Corrective Action” above. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Insolvency of an Insured Depository Institution

If the FDIC is appointed the conservator or receiver of an insured depository institution, upon its insolvency or in certain other events, the FDIC has the power:

  to transfer any of the depository institution’s assets and liabilities to a new obligor without the approval of the depository institution’s creditors;
  to enforce the terms of the depository institution’s contracts pursuant to their terms; or
  to repudiate or disaffirm any contract or lease to which the depository institution is a party, the performance of which is determined by the FDIC to be burdensome and the disaffirmance or repudiation of which is determined by the FDIC to promote the orderly administration of the depository institution.

In addition, under federal law, the claims of holders of deposit liabilities, including the claims of the FDIC as the guarantor of insured depositors, and certain claims for administrative expenses against an insured depository institution would be afforded priority over other general unsecured claims against such an institution, including claims of debt holders of the institution, in the liquidation or other resolution of such an institution by any receiver. As a result, whether or not the FDIC ever sought to repudiate any debt obligations of CIT Bank, the debt holders would be treated differently from, and could receive, if anything, substantially less than, CIT Bank’s depositors.

Community Reinvestment Act and Fair Lending Laws

The Community Reinvestment Act of 1977 (CRA) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a financial holding company to commence any new activity permitted by the BHC Act, or to acquire any company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. Furthermore, banking regulators take into account CRA ratings when considering approval of a proposed transaction.

Incentive Compensation

In June 2010, the FRB and the FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

The Dodd-Frank Act

The Dodd-Frank Act significantly restructures the financial regulatory regime in the United States, including through the creation of a new systemic risk oversight body, the FSOC. The FSOC will oversee and coordinate the efforts of the primary U.S. financial regulatory agencies (including the Federal Reserve, the SEC, the CFTC and the FDIC) in establishing regulations to address financial stability concerns. The Dodd-Frank Act directs the FSOC to make recommendations to the FRB as to supervisory requirements and prudential standards applicable to systemically important financial institutions, including capital, leverage, liquidity and risk-management requirements. The Dodd-Frank Act mandates that the requirements applicable to systemically important financial institutions be more stringent than those applicable to other financial companies.

In addition to the framework for systemic risk oversight implemented through the FSOC, the Dodd-Frank Act broadly affects the financial services industry by creating a resolution authority, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies, and through numerous other provisions aimed at strengthening the sound operation of the financial services sector. Many of the Dodd-Frank Act’s provisions could affect our ability to conduct our business, particularly with respect to the cost of capital. In addition to the effects noted above, some of the effects of the Dodd-Frank Act on our business include:

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
  Prohibition of “proprietary trading” and limitation of the sponsorship of, and investment in, hedge funds and private equity funds by banking entities, including BHCs, such as CIT;
  Establishment of new derivatives standards to require greater transparency in over-the-counter derivatives markets and prohibiting insured depository institutions from conducting significant swaps-related activities;
  Requirement that any firm that organizes or initiates an asset-backed security transaction must retain a portion of the credit risk;
  Requirement that the SEC, the Federal Reserve and other agencies jointly issue rules requiring enhanced reporting and regulation of incentive-based compensation structures at regulated entities, including BHCs, banks, registered broker-dealers, and registered investment advisors;
  Requirement that shareholders be permitted to cast (i) a non-binding vote on the Company’s executive compensation at least once every three years and (ii) a non-binding vote on all compensation paid or payable to named executive officers related to any merger, acquisition or major assets sale in any proxy statement filed in connection with such transactions; and
  Requirement that the SEC issue rules requiring companies to develop claw-back policies to recoup all incentive based compensation paid to current or former executives during the three years on which a restatement is required when a company must restate its financial statements due to material noncompliance with any financial reporting requirement.

Many provisions in the Dodd-Frank Act remain subject to regulatory rule-making and implementation, the effects of which are not yet known. In addition, further legislative and regulatory changes are still being considered, including the so called “bank tax” on institutions with greater than $50 billion in assets, such as CIT.

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

Average Earning Assets (AEA) is computed using month end balances and is the average of finance receivables (defined below), operating lease equipment, and financing and leasing assets held for sale, less the credit balances of factoring clients. We use this average for certain key profitability ratios, including return on AEA and Net Finance Revenue as a percentage of AEA.

Average Finance Receivables (AFR) is computed using month end balances and is the average of finance receivables (defined below) and includes loans and finance leases. It excludes operating lease equipment. We use this average to measure the rate of net charge-offs on an owned basis for the period.

Delinquent loan categorization occurs when payment is not received when contractually due. Delinquent loans trends are used as a gauge of potential portfolio degradation or improvement.

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

Financing and Leasing Assets include finance receivables, operating lease equipment, and assets held for sale.

Fresh Start Accounting (“FSA”) was adopted upon emergence from bankruptcy. Fresh-start accounting recognizes that CIT has a new enterprise value following its emergence from bankruptcy and requires asset values to be remeasured using fair value in accordance with accounting requirements for business combinations. The excess of reorganization value over the fair value of tangible and intangible assets was recorded as goodwill. In addition, fresh-start accounting also requires that all liabilities, other than deferred taxes, be stated at fair value. Deferred taxes are determined in conformity with accounting requirements for Income Taxes.

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

Net Finance Revenue is a non-GAAP measurement and reflects Net Interest Revenue plus rental income on operating leases less depreciation on operating lease equipment, which is a direct cost of equipment ownership. This subtotal is a key measure in the evaluation of our business.

Net Interest Revenue reflects interest and fees on loans and interest/dividends on investments less interest expense on deposits and long term borrowings.

Non-accrual Assets include any asset which is maintained on a cash basis because of deterioration in the financial position of the borrower, any asset for which payment in full of interest or principal is not expected, or any asset upon which principal or interest has been in default for a period of 90 days or more unless it is both well secured and in the process of collection.

Non-performing Assets include non-accrual assets (described above) and assets received in satisfaction of loans (repossessed assets).

Other Income includes rental income on operating leases, syndication fees, gains from dispositions of receivables and equipment, factoring commissions, loan servicing and other fees. As a result of FSA, recoveries on pre-FSA loan charge-offs are included in other income.

Regulatory Credit Classifications used by CIT are as follows: Pass/Unclassified (loans are not considered a greater than normal risk); Other Loans Especially Mentioned (loan is currently protected by sound credit worthiness of the obligor or collateral, but may contain some weakness creating credit risk); Substandard (loan is currently inadequately protected by the obligor or collateral and contains some weakness creating credit risk); Doubtful (collection of entire loan is highly improbable) and Loss (loan will not be collected resulting in a charge-off).

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

Tangible Metrics, including tangible capital, exclude goodwill and other intangible assets. We use tangible metrics in measuring book value.

Tier 1 Capital and Tier 2 Capital are regulatory capital as defined in the capital adequacy guidelines issued by the Federal Reserve. Tier 1 Capital is total stockholders’ equity reduced by goodwill and intangibles and adjusted by elements of other comprehensive income. Tier 2 Capital consists of, among other things, other preferred stock that does not qualify as Tier 1, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt, and allowance for credit losses up to 1.25% of risk weighted assets.

Total Capital is the sum of Tier 1 and Tier 2 capital, subject to certain adjustments, as applicable.

Total Net Revenue is a non-GAAP measurement and is the combination of net interest revenue and other income less depreciation expense on operating lease equipment. This amount excludes provision for credit losses from total revenue and is a measurement of our revenue growth.

Total Return Swap is a swap where one party agrees to pay the other the “total return” of a defined underlying asset (e.g., a loan), usually in return for receiving a stream of LIBOR–based cash flows. The total returns of the asset, including interest and any default shortfall, are passed through to the counterparty. The counterparty is therefore assuming the credit and economic risk of the underlying asset.

Troubled Debt Restructuring occurs when a lender, for economic or legal reasons, grants a concession to the borrower related to the borrower’s financial difficulties that it would not otherwise consider.

Variable Interest Entity (VIE) is a corporation, partnership, limited liability company, or any other legal structure used to conduct activities or hold assets. These entities: lack sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties; have equity owners who either do not have voting rights or lack the ability to make significant decisions affecting the entity’s operations; and/or have equity owners that do not have an obligation to absorb the entity’s losses or the right to receive the entity’s returns.

Yield-related Fees are collected in connection with our assumption of underwriting risk in certain transactions in addition to interest income. We recognize yield-related fees, which include prepayment fees and certain origination fees, in Interest Income over the life of the lending transaction.

Item 1A. Risk Factors

RISK FACTORS

The operation of our business, our transition to a banking model, and the effects of the transactions that were effectuated in our bankruptcy reorganization each involve various elements of risk and uncertainty. You should carefully consider the risks and uncertainties described below before making a decision whether to invest in the Company. Additional risks that are presently unknown to us or that we currently deem immaterial may also impact our business.

Risks Related to Our Strategy and Business Plan

In 2010, we made significant changes in our senior management team and our Board of Directors, which may affect our long-term business strategy and our ability to develop and implement that strategy. There is no assurance that we will be able to develop, refine, and implement our business strategy successfully following the significant changes in our leadership.

John A. Thain was appointed Chairman and Chief Executive Officer effective February 8, 2010. Beginning in the second quarter of 2010, Mr. Thain hired a new Chief Administrative Officer and Head of Strategy, Chief Financial Officer, Controller, Chief Risk Officer, Chief Credit Officer, Chief Auditor, Executive Vice President - Banking, and other high level executives to replace executives who resigned or retired. In addition, the Board includes six directors who joined since December 2009, and are serving with Mr. Thain and five incumbent directors. The new management team and the reconstituted Board of Directors must either refine and implement the current strategy of transitioning to a banking model or identify and implement an alternative business strategy. As a result of the significant changes in the senior management team and the Board of Directors, there is no assurance that our business strategy will not change significantly or that we will be able to successfully implement that strategy.

In light of our capital and funding alternatives, we must continue refining and implementing our strategy and business plan, which is based upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, we may be unsuccessful in executing our strategy and business plan in the time frame available to us, which could have a material adverse effect on our business, financial condition, and results of operation.

We must currently address a number of strategic issues that affect our business, including capital and liquidity issues, business strategy issues, and operational issues. Among the capital and liquidity issues, we must address our approach to the capital markets, including the amount, availability, and cost of both secured and unsecured debt. If we are unable to gain access to the capital markets on a cost-effective, sustainable basis, we will have to rely more heavily on a bank-centric financing model, which involves significant challenges as described below. See “Risks Related to Capital and Liquidity.” Among the business strategy issues, we must address which business platforms to transfer to CIT Bank, which business platforms to retain at the holding company level, our funding model, the scope of international operations, and whether to sell any existing business platforms or acquire any new platforms. We may from time to time evaluate acquisitions or divestitures including acquisitions or divestitures which could be material. Among the operational issues, we must address the process and scope for upgrading policies, procedures, and systems. We believe we have a period of time in which to finalize and implement our strategic decisions, but there is no assurance that we will be able to do so effectively. In light of this uncertainty, our new management team will continue to refine our business plan and strategy and may decide to supplement or modify it in significant ways. If we are unable to fully implement our business plan and strategy, it may have a material adverse effect on our business, results of operations, and financial position.

Our strategy and business plan relies upon assumptions, analyses, and financial forecasts developed by us, including with respect to revenue growth, improved earnings before interest, taxes, depreciation and amortization, improved interest margins, growth in cash flow, adequate liquidity and financing sources, improved customer confidence, retention of key employees, and the overall strength and stability of general economic conditions. Financial forecasts are inherently subject to many uncertainties and are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. In our case, the forecasts are even more speculative than normal, because they involve fundamental changes in the nature of our business. Accordingly, we expect that our actual financial condition and results of operations will differ, perhaps materially, from what we have forecast. Consequently, there can be no assurance that the results or developments contemplated by our strategy and business plan will occur or, if they do occur, that they will have the anticipated effects on us and our subsidiaries or our businesses or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of our strategy and business plan. In addition, the accounting treatment required for our bankruptcy reorganization may have an impact on our results going forward.

Risks Related to Capital and Liquidity

If the Company does not maintain sufficient capital to satisfy the FRBNY, the FDIC and the UDFI, there could be an adverse effect on the manner in which we do business, or we could become subject to various enforcement or regulatory actions.

When we became a bank holding company and CIT Bank converted from a Utah industrial bank to a Utah state bank, we committed to the FRBNY to maintain a total risk-based capital ratio of at least 13% for the bank holding company and to the FDIC to maintain for at least a three year period a Tier 1 leverage capital ratio of at least 15% for CIT Bank. Although our capital levels currently exceed the minimum levels committed to with the regulators, future losses may reduce our capital levels and we have no assurances that we will be able to maintain our regulatory capital at satisfactory levels based on the current level of performance of our business. Failure to maintain the appropriate capital levels would adversely affect the Company’s status as a bank holding company, have a material adverse effect on the Company’s financial condition and results of operations, and subject the Company to a variety of enforcement actions, as well as certain restrictions on its business. In addition to the requirement to be well-capitalized, the Company and CIT Bank are subject to regulatory guidelines that involve qualitative judgments by regulators about the entities’ status as well-managed, about the safety and soundness of the entities’ operations, including their risk management, and about the entities compliance with obligations under the Community Reinvestment Act of 1977, and failure to meet those standards may have a material adverse effect on our business.

If we incur future losses and as a result do not maintain sufficient regulatory capital, the FRBNY and the FDIC could take action to require the Company to divest its interest in CIT Bank or otherwise limit access to CIT Bank by the Company and its creditors. The FDIC, in the case of CIT Bank, and the FRBNY, in the case of the Company, could place restrictions on the ability of CIT Bank and the Company to take certain actions without the prior approval of the applicable regulators. If we are unable to implement our strategy and business plan, including a long-term funding plan, and access the credit markets to meet our capital and liquidity needs in the future, or if we otherwise suffer adverse effects on our liquidity and operating results, we may be subject to formal and informal enforcement actions by the FRBNY and the FDIC, we may be forced to divest CIT Bank, and/or CIT Bank may be placed in FDIC conservatorship or receivership or suffer other consequences. Such actions could impair our ability to successfully execute any strategy and business plan and have a material adverse effect on our business, results of operations, and financial position.

Even if we successfully implement our strategy and business plan, inadequate liquidity could materially adversely affect our future business operations.

Even if we successfully implement our strategy and business plan, obtain additional financing from third party sources to continue operations, and successfully operate our business, our liquidity may be inadequate to expand our business or upgrade our operations and we may be required to sell assets or engage in other capital generating actions over and above our normal financing activities or cut back or eliminate other programs that are important to the future success of our business. In addition, as part of our business we enter into financial commitments and extend lines of credit, and our customers and counterparties might respond to any weakening of our liquidity position by requesting quicker payment, requiring additional collateral, and increasing draws on our outstanding commitments and lines of credit. If this were to happen, our need for cash would be intensified and it could have a material adverse effect on our business, financial condition, or results of operations.

Our indebtedness and other obligations continue to be significant. If the current economic environment does not improve, we may not be able to generate sufficient cash flow from operations to satisfy our obligations as they come due, and as a result we would need additional funding, which may be difficult to obtain.

Even if we successfully implement our strategy and business plan with respect to our capital structure and our businesses, we have a significant amount of indebtedness and other obligations that were issued at higher interest rates than current prevailing market rates, which are likely to have several important consequences. For example, the amount of indebtedness and other obligations could:

  require us to dedicate a significant portion of our cash flow from operations to the payment of principal and interest on our indebtedness and other obligations, which will reduce funds available for other necessary purposes;
  make it more difficult or impossible for us to satisfy our obligations;
  limit our ability to withstand competitive pressures;
  limit our ability to fund working capital, capital expenditures, and other general corporate purposes;
  make us more vulnerable to any continuing downturn in general economic conditions and adverse developments in our industry and business; and
  reduce our flexibility in responding to changing business and economic conditions.

If we are unable to maintain profitability, and/or if current economic conditions do not improve in the foreseeable future, we may not be able to generate sufficient cash flow from operations in the future to allow us to service our debt, pay our other obligations as required and make necessary capital expenditures, in which case we may need to dispose of additional assets and/or minimize capital expenditures and/or try to raise additional financing. There is no assurance that any of these alternatives would be available to us, if at all, on satisfactory terms.

Our debt agreements contain restrictions that may limit flexibility in operating our business.

The Indentures for the Second Lien Notes and, under certain circumstances, the agreement governing our Amended Credit Facility (each as defined in “Description of Certain Other Indebtedness”) contain various covenants that limit our ability to engage in specified transactions. These covenants limit our and our subsidiaries’ ability to, among other things:

  incur additional indebtedness;
  pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments;
  make certain investments;
  sell, transfer or otherwise convey certain assets;
  create liens;
  designate our subsidiaries as unrestricted subsidiaries;
  consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets;
  enter into a new or different line of business; or
  engage in certain transactions with our affiliates.

A breach of any of these covenants could result in a default under the Second Lien Notes or our Amended Credit Facility and could result in cross defaults against our other outstanding debt and/or credit facilities.

Our business may be adversely affected if we do not successfully expand our deposit-taking capabilities at CIT Bank, which is currently restricted from increasing its level of broker deposits pursuant to the Cease and Desist Orders.

The Company currently has limited access to the unsecured debt capital markets and may be unable to broaden such access in the foreseeable future, which will make the Company reliant upon bank deposits and secured financing structures to fund its business in CIT Bank. CIT Bank does not have a retail branch network and obtains its deposits through brokers. The FDIC and the UDFI, pursuant to Cease and Desist Orders, restricted the total amount of broker deposits that CIT Bank may hold, without the prior written consent of both the FDIC and UDFI. In order to diversify its deposit-taking capabilities beyond broker deposits, the Company will need to either establish de novo or acquire a retail branch network or internet banking operations and/or a cash management operation for existing customers. Any such alternatives will require significant time and effort to implement and will be subject to regulatory approval, which may not be obtained, particularly if the financial condition of the Company does not improve. In addition, we are likely to face significant competition for deposits from stronger bank holding companies who are similarly seeking larger and more stable pools of funding. If CIT Bank is unable to expand its deposit-taking capability, it could have a material adverse effect on our business, results of operations, and financial position.

Our liquidity and/or ability to issue secured or unsecured debt in the capital markets likely will be limited by our capital structure and level of encumbered assets, the performance of our business, market conditions, credit ratings, or regulatory or contractual restrictions.

Our traditional business model depended upon access to the capital markets for unsecured debt (commercial paper, medium-term notes, and corporate bonds) and secured debt (securitizations and conduit facilities) to provide liquidity and efficient funding for asset growth. These markets exhibited heightened volatility and dramatically reduced liquidity beginning in 2007, and generally have offered limited availability to us at economical terms since the fourth quarter of 2007, and may remain so for the foreseeable future. Downgrades in our short- and long-term credit ratings in March 2008, April 2009 and June 2009 to below investment grade and ultimately the consummation of our Plan of Reorganization had the practical effect of leaving us without access to the commercial paper market and other unsecured term debt markets.

As a result of these developments, the Company reduced its funding sources to brokered deposits and secured borrowings, where available. This resulted in significant additional costs due to higher interest rates and restrictions on the types of collateral and advance rates as compared to unsecured funding. Under the Company’s Amended Credit Facility and Second Lien Notes, it granted liens on almost all remaining unencumbered assets. The Company’s ability to access the secured debt markets in the future will be affected by restrictions in the Amended Credit Facility and Second Lien Notes, and by the existing level of encumbered assets. The Company’s ability to access the unsecured debt markets or other capital generating actions is likely to be adversely affected by the Company’s outstanding secured financings, which in the aggregate encumber substantially all of the Company’s assets.

We believe that conducting a greater proportion of our business activities within CIT Bank will facilitate greater funding stability. As a regulated bank, CIT Bank has access to certain funding sources, such as insured deposits, that are not available to non-banking institutions. However, CIT Bank generally cannot fund any of CIT’s businesses conducted outside the Bank and we will need to transfer a substantial portion of our business platforms to CIT Bank in order for CIT Bank to originate and fund such business activities. This will require the approval of our banking regulators, but there is no assurance that we will receive such approvals. Moreover, once we transition our businesses to CIT Bank, they will be subject to greater regulatory oversight and there is no assurance that we will be able to conduct those businesses, or achieve growth and profitability in them, as we might wish. Finally, there is no assurance that CIT Bank will become a reliable funding source as to either the amount of borrowings we might need or the cost of funding. This will depend in significant part on the ability of CIT Bank to attract deposits, which currently is limited by its lack of a branch network and by the Cease and Desist Orders restricting the amount of deposits it may seek from brokers, and on whether CIT Bank will be accepted by depositors and lenders as a reliable borrower.

Even if CIT Bank is successful in originating a significant amount of new business, we will continue to conduct substantial businesses outside CIT Bank and will need to obtain funding for those businesses in the capital markets and through third-party bank borrowings. Access to the unsecured debt markets may be dependent upon our ratings from credit rating agencies, which currently are not investment grade. Although we currently have reasonable access to the secured debt markets, the restricted cash related to securitization transactions is available solely for specific permitted uses under the securitization transactions and cannot be transferred to or used for the benefit of any other affiliate of ours.

There can be no assurance that we will be able to regain access to the unsecured term debt markets, or obtain sufficient funding in the secured debt markets at attractive terms and conditions, and if we are unable to do so, it would adversely affect our business, operating results and financial condition unless the Company is able to obtain alternative sources of liquidity.

Risks Related to Regulatory Obligations and Limitations

We are currently subject to the Written Agreement, which may adversely affect our business.

Under the terms of the Written Agreement, the Company must provide the FRBNY with (i) a corporate governance plan, focusing on strengthening internal audit, risk management, and other control functions, (ii) a credit risk management plan, (iii) a written program to review and revise, as appropriate, its program for determining, documenting and recording the allowance for loan and lease losses, (iv) a capital plan for the Company and CIT Bank, (v) a liquidity plan, including meeting short term funding needs and longer term funding, without relying on government programs or Section 23A waivers, and (vi) a business plan, and we continue to update various of these plans on a periodic basis. The Written Agreement also prohibits the Company, without the prior approval of the FRBNY, from paying dividends, paying interest on subordinated debt, incurring or guaranteeing debt outside of the ordinary course of business, prepaying debt, or purchasing or redeeming the Company’s stock. Under the Written Agreement, the Company must comply with certain procedures and restrictions on appointing or changing the responsibilities of any senior officer or director, restricting the provision of indemnification to officers and directors, and restricting the payment of severance to employees. Providing additional resources for internal audit, risk management, and other control functions, and implementing other measures to comply with the Written Agreement will increase our expenses for the foreseeable future. If we do not comply with the terms of the Written Agreement, it could result in additional regulatory action and it could have a material adverse affect on our business.

CIT Bank is currently subject to the Cease and Desist Orders, which may adversely affect our business.

CIT Bank relies principally on brokered deposits to fund its ongoing business, which generally require payment of higher yields than non-brokered deposits and may be subject to inherent limits on the aggregate amount available, depending on market conditions. The FDIC and the UDFI have issued, and CIT Bank has consented to (without admitting or denying the allegations), the Cease and Desist Orders, which, among other things, limit the amount of brokered deposits CIT Bank can maintain and restrict CIT Bank’s ability to enter into transactions with affiliates and to make dividend payments. If we are unable to increase our level of deposits through other sources, or to otherwise comply with the requirements of the Cease and Desist Orders, it could have a material adverse effect on our business. Under the Cease and Desist Orders, CIT Bank submitted a contingency plan providing for and ensuring the continuous and satisfactory servicing of all loans held by CIT Bank, which was accepted as satisfactory by the FDIC. If CIT Bank is required to separate all of its operations from the Company, it will eliminate the cost advantages of the scale of operations of the Company and increase the expenses of CIT Bank for the foreseeable future. CIT Bank also must obtain prior regulatory approval in order to increase the level of brokered deposits held by CIT Bank above $5,527 million (the balance at December 31, 2010 is $4,545 million). In addition, if CIT Bank is deemed not to be well capitalized, it may not raise brokered deposits without prior regulatory approval. CIT Bank must notify the FDIC in writing at least 30 days prior to any management changes, and must obtain prior approval before entering into any “golden parachute” arrangements or any agreement to make any excess nondiscriminatory severance plan payments. In addition, the FDIC is requiring CIT Bank to submit a liquidity plan for funding any maturing debt and an outline of plans or scenarios for the future operation of CIT Bank if we do not maintain our regulatory capital levels.

Many of our regulated subsidiaries could be negatively affected by a decrease in regulatory capital levels or a failure to improve our performance.

In addition to CIT Bank, we have a number of other regulated subsidiaries that may be affected by a decrease in our regulatory capital levels or a failure to improve our performance. In particular, the regulators of our banking subsidiaries in the United Kingdom, Germany, Sweden, France and Brazil, as well as our Small Business Lending and insurance subsidiaries, may take action against such entities, including limiting or prohibiting transactions with CIT Group Inc. and/or seizing such entities if we experience a decrease in our regulatory capital levels or a failure to improve our performance.

Our business, financial condition and results of operations could be adversely affected by regulations to which we are subject as a result of becoming a bank holding company, by new regulations or by changes in other regulations or the application thereof.

The financial services industry, in general, is heavily regulated. We are subject to the comprehensive, consolidated supervision of the Federal Reserve, including risk-based and leverage capital requirements and information reporting requirements. In addition, CIT Bank is subject to supervision by the FDIC and UDFI, including risk-based capital requirements and information reporting requirements. This regulatory oversight is established to protect depositors, federal deposit insurance funds and the banking system as a whole, and is not intended to protect security holders.

Proposals for legislation to further regulate, restrict, and tax certain financial services activities are continually being introduced in the United States Congress and in state legislatures. The agencies regulating the financial services industry also periodically adopt changes to their regulations. In recent years, regulators have increased significantly the level and scope of their supervision and their regulation of the financial services industry. We are unable to predict how this increased supervision will be fully implemented or the form or nature of any future changes to statutes or regulations, including the interpretation or implementation thereof. Such increased supervision and regulation could significantly affect our ability to conduct certain of our businesses, including some of our material businesses, in a cost-effective manner, or could restrict the type of activities in which we are permitted to engage, or subject us to stricter and more conservative capital, leverage, liquidity, and risk management standards. Any such action, could affect us in substantial and unpredictable ways, could significantly increase our costs and limit our growth opportunities, and could have an adverse effect on our business, financial condition and results of operations.

Most of the activities in which we currently engage are permissible activities for a bank holding company. However, since we are not a financial holding company, certain of our existing businesses are not permissible under regulations applicable to a bank holding company, including certain real estate investment and equity investment activities. When the Federal Reserve approved our application to become a bank holding company, we were required to conform those activities to the requirements imposed on a bank holding company or divest them by December 22, 2010. We conformed or divested a majority of our impermissible real estate and equity investments prior to December 22, 2010, and the Federal Reserve extended the period to conform or divest the impermissible activities for an additional year to December 22, 2011. However, these impermissible investments continue to require management attention and are still subject to periodic reporting and review by the Federal Reserve.

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

The Dodd-Frank Act and related regulations may adversely affect our business, financial condition, liquidity, or results of operations.

The Dodd-Frank Act establishes a FSOC chaired by the Secretary of the Treasury with authority to identify institutions and practices that might pose a systemic risk and, among other things, includes provisions affecting (i) corporate governance and executive compensation of all companies whose securities are registered with the SEC, (ii) FDIC insurance assessments, which will be based on asset levels rather than deposit levels, (iii) minimum capital levels for bank holding companies, (iv) derivatives activities, proprietary trading, and private investment funds offered by financial institutions, and (v) the regulation of large financial institutions. The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with power to promulgate and enforce consumer protection laws.

At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting regulations may adversely impact us. However, compliance with these new laws and regulations may increase our costs, limit our ability to pursue attractive business opportunities, cause us to modify our strategies and business operations, and increase our capital requirements, any of which may have a material adverse impact on our business, financial condition, liquidity, or results of operations.

Our business may be adversely affected if we do not successfully implement our plan to transform our compliance, risk management, finance, treasury, operations, and other areas of our business to meet the standards of a bank holding company.

When we became a bank holding company and converted our Utah industrial bank to a Utah state bank, we analyzed our business to identify areas that require improved policies and procedures to meet the regulatory requirements and standards for banks and bank holding companies, including but not limited to compliance, risk management, finance, treasury, and operations. We developed and we are implementing project plans to improve policies, procedures, and systems in the areas identified. Our new business model is based on the assumption that we will be able to make this transition in a reasonable amount of time. If we have not identified all of the required improvements, particularly in our control functions, or if we are unsuccessful in implementing the policies, procedures, and systems that have been identified, or if we do not implement the policies, procedures, and systems quickly enough, we may not be able to operate our business as efficiently as we need to. In addition, we could be subject to a variety of formal and informal enforcement actions that could result in the imposition of certain restrictions on our business, or preclude us from making acquisitions, and such actions could impair our ability to execute our business plan and have a material adverse effect on our business, results of operations, or financial position.

Risks Related to the Operation of Our Businesses

We may be adversely affected if we do not properly remediate the material weakness in internal control over financial reporting related to the Company’s application of Fresh Start Accounting (“FSA”) identified by management, which resulted in a material misstatement of interest income and other income and resulted in the restatement of the Company’s consolidated financial statements for the first three quarterly periods in the year ended December 31, 2010.

Management of CIT is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A failure to maintain adequate internal control over financial reporting may result in an inability to (i) maintain records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management of CIT, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 and identified a material weakness related to the Company’s application of FSA. Specifically, the Company did not have effective controls over the processes to ensure proper accretion of discounts for loan prepayments, modifications, and charge-offs. This material weakness resulted in a material misstatement of interest income and other income and the restatement of the Company’s consolidated financial statements for the first three quarterly periods in the year ended December 31, 2010. In addition, this material weakness could result in a misstatement of the aforementioned account balances and related disclosures that would result in a material misstatement to the amount or interim consolidated financial statements that would not be prevented or detected.

If we do not properly remediate this material weakness, or if we identify other material weaknesses, or if other material weaknesses exist that we fail to identify, our risk will be increased that a material misstatement to the annual or interim financial statements will not be prevented or detected on a timely basis. Any such potential material misstatement, if not prevented or detected, could have a material adverse effect on our business, results of operations, and financial condition.

We may be additionally negatively affected by credit risk exposures and our reserves for credit losses, including the related non-accretable fair value discount component of the fresh start accounting adjustments, may prove inadequate.

Our business depends on the creditworthiness of our customers and their ability to fulfill their obligations to us. We maintain a consolidated reserve for credit losses on finance receivables that reflects management’s judgment of losses inherent in the portfolio. We periodically review our consolidated reserve for adequacy considering economic conditions and trends, collateral values, and credit quality indicators, including past charge-off experience and levels of past due loans, past due loan migration trends, and non-performing assets. Our credit losses were significantly more severe from 2007 to 2009 than in prior economic downturns, due to a significant decline in real estate values, an increase in the proportion of unsecured cash flow loans versus asset based loans in our corporate finance segment, the limited ability of borrowers to restructure their liabilities or their business, and reduced values of the collateral underlying the loans.

Our consolidated reserve for credit losses, and the related non-accretable fair value discount component of the fresh start accounting adjustments, may prove inadequate and we cannot assure that it will be adequate over time to cover credit losses in our portfolio because of adverse changes in the economy or events adversely affecting specific customers, industries or markets. The current economic environment is dynamic and the credit-worthiness of our customers and the value of collateral underlying our receivables declined significantly in prior years, particularly in 2008 and 2009, and may further decline over the near future. Our reserves may not keep pace with changes in the credit-worthiness of our customers or in collateral values. If the credit quality of our customer base declines, if the risk profile of a market, industry, or group of customers changes significantly, or if the markets for accounts receivable, equipment, real estate, or other collateral deteriorates significantly, any or all of which would adversely affect the adequacy of our reserves for credit losses, it could have a material adverse effect on our business, results of operations, and financial position.

In addition to customer credit risk associated with loans and leases, we are exposed to other forms of credit risk, including counterparties to our derivative transactions, loan sales, syndications and equipment purchases. These counterparties include other financial institutions, manufacturers, and our customers. If our credit underwriting processes or credit risk judgments fail to adequately identify or assess such risks, or if the credit quality of our derivative counterparties, customers, manufacturers, or other parties with which we conduct business materially deteriorates, we may be exposed to credit risk related losses that may negatively impact our financial condition, results of operations or cash flows.

Uncertainties related to our business may result in the loss of or decreased business with customers.

Our business depends upon our customers believing that we will be able to provide them with funding on a timely basis through a wide range of quality products. Many of our customers rely upon our funding to provide them with the working capital necessary to operate their business or to fund capital improvements that allow them to maintain or expand their business. In many instances, these funding requirements are time sensitive. If our customers are uncertain as to our ability to continue to provide them with funding on a timely basis or to provide the same breadth and quality of products, we may be unable to attract new customers and we may experience lower business or a loss of business with our existing customers.

We may not be able to achieve adequate consideration for the disposition of assets or businesses.

As part of our strategy and business plan, we may consider a number of measures designed to manage our business, asset levels or liquidity position, including potential business or asset sales. There can be no assurance that we will be successful in completing all or any of these transactions, because there may not be a sufficient number of buyers willing to enter into a transaction, we may not receive sufficient consideration for such businesses or assets, the process of selling businesses or assets may take too long to be a significant source of liquidity, or lenders or noteholders with consent rights may not approve a sale of assets. These transactions, if completed, may reduce the size of our business and we may not be able to replace the volume associated with these businesses. From time to time, we also receive inquiries from third parties regarding our potential interest in disposing of other types of assets, such as student lending and other commercial finance or vendor finance assets, which we may or may not choose to pursue.

Prices for assets were depressed due to market conditions starting in the second half of 2007 and in some instances continue to be depressed today. In addition, potential purchasers may be unwilling to pay an amount equal to the face value of a loan or lease if the purchaser is concerned about the quality of the Company’s credit underwriting. Further, some potential purchasers will intentionally submit bids with purchase prices below the face value of a loan or lease if the purchaser suspects that the seller is under pressure to sell and cannot afford to negotiate the price. There is no assurance that we will receive adequate consideration for any asset or business dispositions. Certain dispositions in 2008 and 2009 resulted in the Company recognizing significant losses. As a result, our future disposition of businesses or asset portfolios could have a material adverse effect on our business, financial condition and results of operations.

When we sold our home lending business in 2008, the Purchaser agreed to assume our repurchase obligations related to representations and warranties that we made in earlier transactions with Government Sponsored Entities (“GSEs”), investors in mortgage backed securities originated by our home lending business, or monoline home lenders. If any claims are brought under such repurchase obligations and the Purchaser is unable to meet its obligations under such claims, then we may be subject to claims under such repurchase obligations as the originator of the underlying residential mortgage loans.

Recently, certain lenders have been subject to claims by GSEs, monoline home lenders, and investors in mortgage backed securities of a breach of representations and warranties with respect to the residential mortgage loans and residential mortgage backed securities previously transferred to such GSEs, monoline home lenders, or investors. In certain instances, the lenders who originated the underlying residential mortgage loans have reached settlements with purchasers or investors requiring the original lender to repurchase all or a portion of the underlying residential mortgage loans at a significant cost to the original lender.

In 2008, we entered into a purchase agreement (the “Purchase Agreement”) to sell our residential mortgage lending business, including the related residential mortgage loan portfolio and mortgage backed securities, to a company created by a private equity fund for the purpose of entering into the Purchase Agreement (the “Purchaser”). Prior to the sale of our home lending business to the Purchaser, we periodically had securitized a portion of the residential mortgage loans that we originated and sold residential mortgage loans or residential mortgage backed securities to GSEs, monoline home lenders, and investors. Pursuant to the Purchase Agreement with the Purchaser, we made certain representations and warranties regarding the business and portfolio, nearly all of which have since expired.

In addition, the Purchaser agreed to assume all repurchase obligations for residential mortgage loans under the securitization and loan sale agreements entered into prior to the Purchase Agreement and scheduled as part of the Purchase Agreement.

The Purchaser has not given any indication that it has been subject to significant repurchase obligations or that it does not intend to honor its agreement to assume such repurchase obligations. However, if the Purchaser is subject to repurchase obligations and is unable or unwilling to accept responsibility for such repurchase obligations, and particularly if the Purchaser does not have sufficient capital to address such repurchase obligations, then we may become subject to claims under such repurchase obligations. If we become responsible for such repurchase obligations to third parties, it may have a material adverse effect on our results of operations and financial condition.

We are restricted from paying dividends on our common stock.

Under the terms of the Written Agreement, we are restricted from declaring dividends on our common stock without prior written approval of the FRBNY. In addition, under the terms of the Amended Credit Facility and the Second Lien Notes, we are prohibited from declaring dividends on our common stock until such indebtedness is repaid. We have suspended the payment of dividends on our common stock. We cannot determine when, if ever, we will be able to pay dividends on our common stock in the future.

Uncertainties related to our business, as well as the corporate governance requirements imposed under the Dodd-Frank Act, may create a distraction for employees and may otherwise materially adversely affect our ability to retain existing employees and/or attract new employees.

Our future results of operations will depend in part upon our ability to retain existing highly skilled and qualified employees and to attract new employees. Failure to continue to attract and retain such individuals could materially adversely affect our ability to compete. If we are significantly limited or unable to attract and retain key personnel, or if we lose a significant number of key employees, or if employees are distracted due to concerns about the future prospects and profitability of our business, it could have a material adverse effect on our ability to successfully operate our business or to meet our operations, risk management, compliance, regulatory, and financial reporting requirements.

Under the Dodd-Frank Act, we are required to allow shareholders to cast a non-binding vote on (i) executive compensation at least once every three years and (ii) all compensation paid or payable to named executive officers related to any merger, acquisition, or major asset sale in any proxy statement filed in connection with such transactions. The Dodd-Frank Act also requires the SEC to issue rules requiring companies to develop claw-back policies to recoup all incentive based compensation paid to current or former executives during the three years on which a restatement is required when a company must restate its financial statements due to material noncompliance with any financial reporting requirement. The compensation provisions of the Dodd-Frank Act, as well as other non-compensation provisions, such as those restricting banks and bank holding companies from engaging in certain activities, could have a material adverse effect on our ability to recruit and retain individuals with the experience and skill necessary to manage successfully our business through its current difficulties and during the long term.

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

A decrease in the market value of leased equipment at a rate greater than the rate we projected, whether due to rapid technological or economic obsolescence, unusual wear and tear on the equipment, excessive use of the equipment, recession or other adverse economic conditions, or other factors, would adversely affect the current values or the residual values of such equipment.

Further, certain equipment residual values, including commercial aerospace residuals, are dependent on the manufacturers’ or vendors’ warranties, reputation, and other factors, including market liquidity. In addition, we may not realize the full market value of equipment if we are required to sell it to meet liquidity needs or for other reasons outside of the ordinary course of business. Consequently, there can be no assurance that we will realize our estimated residual values for equipment.

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

We and our subsidiaries are party to various financing arrangements, commercial contracts and other arrangements that give, or in some cases may give, the counterparty the ability to exercise rights and remedies upon the occurrence of a material adverse effect or material adverse change (or similar event), certain insolvency events, a default under certain specified other obligations or a failure to comply with certain financial covenants. Deterioration in our business and that of certain of our subsidiaries may make it more likely that counterparties will seek to exercise rights and remedies under these arrangements. The counterparty could have the ability, depending on the arrangement, to, among other things, require early repayment of amounts owed by us or our subsidiaries and in some cases payment of penalty amounts. In these cases, we intend to enter into discussions with the counterparties, where appropriate, to seek a waiver under, or amendment of, the arrangements to avoid or minimize any potential adverse consequences. If the ability of any counterparty to exercise such rights and remedies is triggered and we are unsuccessful in avoiding or minimizing the adverse consequences discussed above, such consequences could have a material adverse effect on our business, results of operations, and financial position.

Adverse or volatile market conditions could continue to negatively impact fees and other income.

In 2005, we began pursuing strategies to leverage our expanded asset generation capability and diversify our revenue base in order to generate higher levels of loan syndication and participation income, advisory fees, servicing fees, and other types of fee income to increase other income as a percentage of total revenue. In addition, we also generate significant fee income from our factoring business. These revenue streams are dependent on market conditions and the confidence of clients, customers, and syndication partners in our ability to perform our obligations, and, therefore, have been more volatile than interest payments on loans and rentals on leased equipment. Current market conditions, including lower liquidity levels in the syndication market and the time required to rebuild our transaction volume, have significantly reduced our syndication activity, and have resulted in significantly lower fee income. In addition, if our clients, customers, or syndication partners become concerned about our ability to meet our obligations on a transaction, it may become more difficult for us to originate new transactions, to syndicate transactions that we originate, or to participate in syndicated transactions originated by others, which could further negatively impact our fee income and have a material adverse effect on our business. If we are unable to sell or syndicate a transaction after it is originated, we will end up holding a larger portion of the transaction and assuming greater underwriting risk than we originally intended, which could increase our capital and liquidity requirements to support our business or expose us to the risk of valuation allowances for assets held for sale. Continued disruption to the capital markets or the failure of our initiatives to produce increased asset and revenue levels could adversely affect our financial position and results of operations.

Investment in and revenues from our foreign operations are subject to various risks and requirements associated with transacting business in foreign countries.

An economic recession or downturn, increased competition, or business disruption associated with the political or regulatory environments in the international markets in which we operate could adversely affect us.

In addition, our foreign operations generally conduct business in foreign currencies, which subject us to foreign currency exchange rate fluctuations. These exposures, if not effectively hedged could have a material adverse effect on our investment in international operations and the level of international revenues that we generate from international financing and leasing transactions. Reported results from our operations in foreign countries may fluctuate from period to period due to exchange rate movements in relation to the U.S. dollar, particularly exchange rate movements in the Canadian dollar, which is our largest non-U.S. exposure.

Foreign countries have various compliance requirements for financial statement audits and tax filings, which are required in order to obtain and maintain licenses to transact business. If we are unable to properly complete and file our statutory audit reports or tax filings, regulators or tax authorities in the applicable jurisdiction may restrict our ability to do business.

Furthermore, our international operations could expose us to trade and economic sanctions or other restrictions imposed by the United States or other governments or organizations. The U.S. Department of Justice (“DOJ”) and other federal agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of trade sanctions laws, the Foreign Corrupt Practices Act (“FCPA”) and other federal statutes. Under trade sanctions laws, the government may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries, and modifications to compliance programs, which may increase compliance costs, and may subject us to fines, penalties and other sanctions. If any of the risks described above materialize, it could adversely impact our operating results and financial condition.

These laws also prohibit improper payments or offers of payments to foreign governments and their officials and political parties for the purpose of obtaining or retaining business. We have operations, deal with government entities and have contracts in countries known to experience corruption. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents, or associates that could be in violation of various laws including the FCPA, even though these parties are not always subject to our control. Our existing safeguards and procedures may prove to be less than fully effective, and our employees, consultants, sales agents, or associates may engage in conduct for which we may be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results, and financial condition.

We may be adversely affected by significant changes in interest rates.

Historically, we generally employed a matched funding approach to managing our interest rate risk, including matching the repricing characteristics of our assets with our liabilities. In many instances, we implemented our matched funding strategy through the use of interest rate swaps and other derivatives. Most of our counterparties relationships were terminated during our reorganization, and we are in the process of reestablishing counterparty relationships to facilitate hedging where economically appropriate. In addition, the restructuring resulted in the conversion of our debt to U.S. dollar, fixed rate liabilities. The restructuring and the derivative terminations left us in an asset sensitive position as our assets will reprice faster than our liabilities. Although interest rates are currently lower than usual, as interest rates rise and fall over time, any significant decrease in market interest rates may result in a decrease in net interest margins to the extent that we are not match funded. Likewise, our non-U.S. dollar denominated debt was converted to U.S. dollars resulting in foreign currency transactional and translational exposures. Our transactional exposures may result in income statement losses should related foreign currencies depreciate relative to the U.S. dollar and our equity account may be similarly impacted as a result of foreign currency movements. Beginning in the second half of 2007, credit spreads for almost all financial institutions, and particularly our credit spreads, widened dramatically and made it highly uneconomical for us to borrow in the unsecured debt markets to fund loans to our customers. In addition, the widening of our credit spreads relative to the credit spreads of many of our competitors has placed us at a competitive disadvantage and made it more difficult to maintain our interest margins. If we are unable to obtain funding, either in the capital markets or through bank deposits, in sufficient amounts and at an economical rate that is competitive with other banks and lenders, we will be operating at a competitive disadvantage and it may have a material adverse effect on our business, financial condition, and results of operations.

A substantial portion of our loans and other financing products bear interest at floating interest rates. If interest rates increase, monthly interest obligations owed by our customers to us will also increase. Demand for our loans or other financing products may decrease as interest rates rise or if interest rates are expected to rise in the future. In addition, if prevailing interest rates increase, some of our customers may not be able to make the increased interest payments or refinance their balloon and bullet transaction, resulting in payment defaults and loan impairments. Conversely, if interest rates remain low, our customers may refinance the loans they have with us at lower interest rates, or with others, leading to lower revenues.

We may be adversely affected by further deterioration in economic conditions that is general in scope or affects specific industries, products or geographic areas.

Prolonged economic weakness, or other adverse economic or financial developments in the U.S. or global economies in general, or affecting specific industries, geographic locations and/or products, would likely further impact credit quality as borrowers may fail to meet their debt payment obligations, particularly customers with highly leveraged loans. Adverse economic conditions have and could further result in declines in collateral values, which also decreases our ability to fund against collateral. Accordingly, higher credit and collateral related losses could impact our financial position or operating results.

In addition, a continued downturn in certain industries may result in reduced demand for products that we finance in that industry or negatively impact collection and asset recovery efforts. Decreased demand for the products of various manufacturing customers due to the recent recession may adversely affect their ability to repay their loans and leases with us. Similarly, a decrease in the level of airline passenger traffic due to the recent recession or other fears or a decline in railroad shipping volumes due to recession may adversely affect our aerospace or rail businesses, the value of our aircraft and rail assets, and the ability of our lessees to make lease payments.

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

We compete primarily on the basis of pricing, terms and structure. If we are unable to match our competitors’ terms, we could lose market share. Should we match competitors’ terms, it is possible that we could experience lower returns and/or increased losses. We also may be unable to match competitors’ terms as a result of our current or future financial condition.

Item 1B. Unresolved Staff Comments

There are no unresolved SEC staff comments.

Item 2. Properties

CIT operates in the United States, Canada, Europe, Latin America, and Asia. CIT occupies approximately 1.5 million square feet of office space, the majority of which is leased.

Item 3. Legal Proceedings

CIT is currently involved, and from time to time in the future may be involved, in a number of judicial, regulatory, and arbitration proceedings relating to matters that arise in connection with the conduct of its business (collectively, “Litigation”), certain of which Litigation matters are described below. In view of the inherent difficulty of predicting the outcome of Litigation matters, particularly when such matters are in their early stages or where the claimants seek indeterminate damages, CIT cannot state with confidence what the eventual outcome of the pending Litigation will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines, or penalties related to each pending matter may be. In accordance with applicable accounting guidance, CIT establishes reserves for Litigation when those matters present loss contingencies as to which it is both probable that a loss will occur and the amount of such loss can be reasonably estimated. Based on currently available information, CIT believes that the results of Litigation that is currently pending, taken together, will not have a material adverse effect on the Company’s financial condition, but may be material to the Company’s operating results or cash flows for any particular period, depending in part on its operating results for that period. The actual results of resolving such matters may be substantially higher than the amounts reserved. For more information about pending legal proceedings, including an estimate of certain reasonably possible losses in excess of reserved amounts, see Note 19 – Contingencies of Item 8. Financial Statements and Supplementary Data.

SECURITIES CLASS ACTION

In July and August 2008, two putative class action lawsuits were filed in the United States District Court for the Southern District of New York (the “New York District Court”) on behalf of CIT’s pre-reorganization stockholders against CIT, its former CEO and its former CFO. In August 2008, a putative class action lawsuit was filed in the New York District Court by a holder of CIT-PrZ equity units against CIT, its former CEO, former CFO, former Controller and certain members of its current and former Board of Directors. In May 2009, the Court consolidated these three shareholder actions into a single action and appointed Pensioenfonds Horeca & Catering as Lead Plaintiff to represent the proposed class, which consists of all acquirers of CIT common stock and PrZ preferred stock from December 12, 2006 through March 5, 2008, who allegedly were damaged, including acquirers of CIT-PrZ preferred stock pursuant to the October 17, 2007 offering of such preferred stock.

In July 2009, the Lead Plaintiff filed a consolidated amended complaint alleging violations of the Securities Exchange Act of 1934 (“1934 Act”) and the Securities Act of 1933 (“1933 Act”). Specifically, it is alleged that the Company, its former CEO, former CFO, former Controller, and a former Vice Chairman violated Section 10(b) of the 1934 Act by making false and misleading statements and omissions regarding CIT’s subprime home lending and student lending businesses. The allegations relating to the Company’s home lending business are based on the assertion that the Company failed to fully disclose the risks in the Company’s portfolio of subprime mortgage loans. The allegations relating to the Company’s student lending business are based upon the assertion that the Company failed to account in its financial statements or, in the case of the preferred stockholders, its registration statement and prospectus, for private loans to students of a helicopter pilot training school, which it is alleged were highly unlikely to be repaid and should have been written off. The Lead Plaintiff also alleges that the Company, its former CEO, former CFO and former Controller and those current and former Directors of the Company who signed the registration statement in connection with the October 2007 CIT-PrZ preferred offering violated the 1933 Act by making false and misleading statements concerning the Company’s student lending business as described above.

Pursuant to a Notice of Dismissal filed on November 24, 2009, CIT Group Inc. was dismissed as a defendant from the consolidated securities action. On June 10, 2010, the Court denied the remaining defendants’ motion to dismiss the consolidated amended complaint. The action continues as to the remaining defendants and CIT’s obligation to defend and indemnify such defendants continues. The case is in the discovery stage. Plaintiffs seek, among other relief, unspecified damages and interest.

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

Multiple lawsuits (the “Pilot School Litigation”) were filed against SLX and other lenders based upon a variety of allegations, including violations of state consumer protection laws. The three principal lawsuits are:

(1)	a collective action commenced by 37 students and some of their co-signers in Georgia (the "Elrod Action");

(2)	an action in the United States District Court for the Middle District of Florida involving a nationwide class of approximately 2,200 students who were in attendance at the Pilot School when it closed (the "Holman Action"); and

(3)	a collective action commenced in Texas State Court in February 2010, by approximately 80 students who opted out of the nationwide class settlement in the Holman Action (the "Hughes Action").

In December 2008, SLX completed a confidential settlement of the Elrod Action.

In January 2011, the settlement agreement in the Holman Action was approved by the court. The settlement agreement provides for (i) discounts to students based on the number of certifications earned by such students in connection with their attendance at the Pilot School (which aggregate discount is projected to be approximately $130 million in debt and interest forgiveness); (ii) reduction in interest rates for certain students for up to 3%; (iii) payment of attorneys’ fees to class counsel; and (iv) service awards to the class representatives.

The plaintiffs in the Hughes Action allege violations of Texas’ Deceptive Trade Practices Act and aiding and abetting fraud. They seek to have the loans declared unenforceable and an award of actual damages, treble damages, punitive damages, and attorneys’ fees and costs. The case is currently in the discovery stage.

The Company provided an allowance for credit losses in its pre-emergence financial statements for the estimate of loan forgiveness and a reserve for third party legal fees with respect to the Pilot School Litigation. Following emergence from bankruptcy, the allowance for credit losses was eliminated and the loans were recorded at estimated fair value in connection with the Company’s implementation of FSA. As a result, the Company expects that it will have no additional loss with respect to the settlement in the Holman Action. In addition, the Company has fully accounted for the settlement in the Elrod Action. If the Hughes Action settles within a range comparable to the other two lawsuits, the Company would not incur a material additional loss.

VENDOR FINANCE BILLING AND INVOICING INVESTIGATION

The United States Attorney for the Central District of California and several state authorities conducted parallel investigations under the Federal False Claims Act and its state law equivalents regarding billing practices involving a portfolio of equipment leases that CIT purchased from a third-party vendor. The investigations have been resolved by settlement pursuant to which the Company paid an aggregate sum of approximately $6.1 million. The settlement did not exceed previously established reserves and, thus, has not had a material impact on the Company’s financial condition.

SNAP-ON ARBITRATION

On January 8, 2010, Snap-on Incorporated (“Snap-on”) and Snap-on Credit LLC filed a Demand for Arbitration alleging that CIT retained certain monies owed to Snap-on in connection with a joint venture with CIT which was terminated on July 16, 2009. Snap-on alleged that CIT underpaid Snap-on during the course of the joint venture, primarily related to the purchase by CIT of receivables originated and serviced by the joint venture, and is seeking damages of up to $100 million. On January 29, 2010, CIT filed its Answering Statement and Counterclaim, denying Snap-on’s allegations on the grounds that the claims are untimely, improperly initiated, or otherwise barred. CIT also claims that Snap-on wrongfully withheld payment of not less than $108 million due to CIT from the receivables serviced by Snap-on on behalf of CIT. CIT is seeking damages of up to $160 million.

LE NATURE’S INC.

CIT was the lead lessor under a syndicated lease of equipment (the “Lease”) to Le Nature’s Inc., a beverage bottler, for a newly-constructed bottling facility in Phoenix, Arizona. In 2005, CIT and co-lessors funded $144.8 million of which approximately $45 million was funded by CIT. In 2006, CIT sold $5 million of its interest in the Lease.

In November 2006, amid allegations that Le Nature’s had perpetrated a fraudulent scheme, creditors filed an involuntary bankruptcy against Le Nature’s in the United States Bankruptcy Court for the Western District of Pennsylvania. Upon the commencement of the bankruptcy, Le Nature’s immediately ceased operations and a Chapter 11 trustee was appointed.

Subsequent to the commencement of the Le Nature’s bankruptcy, certain co-lessors and certain parties that participated in CIT’s and other co-lessors’s interests in the Lease filed lawsuits against CIT and others to recover the balance of their respective investments, asserting various claims including fraud, civil conspiracy, and civil Racketeer Influenced and Corrupt Organizations Act (RICO). Plaintiffs seek damages in excess of $84 million as well as claims for treble damages under RICO. All but one of these actions have been consolidated for discovery purposes in the United States District Court for the Western District of Pennsylvania.

In October 2008, the Liquidating Trustee of Le Nature’s commenced an action against, among others, Le Nature’s lenders and lessors, including CIT, asserting a variety of claims on behalf of the liquidation trust.

In October 2008, CIT commenced a lawsuit in the Superior Court for the State of Arizona, Maricopa County, against the manufacturer of the equipment that was the subject of the Lease, certain of its principals, and the former CEO of Le Nature’s, alleging, among other things, fraud, conspiracy, civil RICO and negligent misrepresentation, seeking compensatory and punitive damages.

In February 2009, CIT commenced a lawsuit in the Superior Court for the State of Arizona, Maricopa County, against the former independent auditing firm for Le Nature’s, asserting professional negligence.

In May 2009, one of Le Nature’s other equipment lessors commenced an action against CIT, as well as the equipment manufacturer, and certain principals of the equipment manufacturer, in the Circuit Court of Wisconsin, Milwaukee County, asserting claims for fraud and misrepresentation.

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

The following tables set forth the high and low reported closing prices for Successor and Predecessor Common Stock.

Successor Common Stock

	2009		2010

	High	Low	High	Low

First Quarter	NA	NA	$39.23	$28.37
Second Quarter	NA	NA	$41.75	$33.81
Third Quarter	NA	NA	$40.82	$33.26
Fourth Quarter (for 2009, December 10-31)	$29.64	$26.04	$47.10	$39.46
NA – Not applicable

Predecessor CIT Common Stock

	2009

	High	Low

First Quarter	$5.06	$1.74
Second Quarter	$4.28	$2.12
Third Quarter	$2.20	$0.41
Fourth Quarter (through December 9)	$1.21	$0.05

Holders of Common Stock – As of February 18, 2011, there were 61,855 beneficial owners of Successor Common Stock.

Dividends – We have not declared nor paid any common stock dividends on the shares of Successor Common Stock. The terms of our Amended Credit Facility and Expansion Credit Facility restrict the payment of dividends on shares of common stock, and we do not anticipate paying any such dividends at this time. During the 2009 first quarter, a $0.02 dividend per share of Predecessor Common Stock was paid. The Board suspended further dividend payments during the 2009 second quarter.

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

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
	(A)	(B)	(C)
Equity Compensation Plan
Approved by the Court	68,100	$30.76	9,210,432

We had no other equity compensation plans that were not approved by the Court or by shareholders. For further information on our equity compensation plans, including the weighted average exercise price, see Item 8. Financial Statements and Supplementary Data, Note 17 — Retirement, Other Postretirement and Other Benefit Plans.

Issuer Purchases of Equity Securities – No purchases of equity securities were made during 2010 and there are no repurchase plans or programs under which shares may be purchased.

Unregistered Sales of Equity Securities – There were no sales of common stock during 2010, however, there were issuances of common stock under equity compensation plans.

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

Shareholder Return – The following graph shows the quarterly cumulative total shareholder return for Successor Common Stock during the period from December 10, 2009 to December 31, 2010. Five year historical data is not presented since we emerged from bankruptcy on December 10, 2009 and the stock performance of Successor Common Stock is not comparable to the performance of Predecessor Common Stock. The chart also shows the cumulative returns of the S&P 500 Index and S&P Banks Index for the same period. The comparison assumes $100 was invested on December 10, 2009 (the date our new common stock began trading on the NYSE). Each of the indices shown assumes that all dividends paid were reinvested.

CIT STOCK PERFORMANCE DATA

	12/10/09	12/31/09	3/31/10	6/30/10	9/30/10	12/31/10
CIT	100	102.26	144.30	125.41	151.19	174.44
S&P 500	100	101.60	107.08	94.84	105.54	116.90
S&P Banks	100	100.54	119.56	103.15	101.33	120.49

2009 returns based on opening prices on December 10, 2009, the effective date of the Company’s plan of reorganization through year-end. The opening prices were: CIT: $27.00, S&P 500: 1098.69, and S&P Banks: 124.73.

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial information regarding our results of operations, balance sheets and certain ratios. As detailed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, upon emergence from bankruptcy on December 10, 2009, CIT adopted fresh start accounting effective December 31, 2009, which resulted in data subsequent to adoption not being comparable to data in periods prior to emergence. Therefore, balance sheet information for CIT at December 31, 2010 and 2009 and statement of operations information for the year ended December 31, 2010 are presented separately. Data for the year ended December 2009 and at or for the years ended December 2008, 2007 and 2006 represent amounts for Predecessor CIT. Predecessor CIT presents the operations of the home lending business as a discontinued operation. (See Item 8. Financial Statements and Supplementary Data - Note 1 (Discontinued Operation) for data pertaining to discontinued operation.) The data presented below is explained further in, and should be read in conjunction with, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures about Market Risk and Item 8. Financial Statements and Supplementary Data.

Select Financial Data (dollars in millions, except per share data)

	CIT At or for the Year Ended December 31		Predecessor CIT At or for the Years Ended December 31

	2010	2009	2009	2008	2007	2006

Select Statement of Operations Data
Net interest revenue	$643.9	$–	$(301.1)	$499.1	$821.1	$789.0
Provision for credit losses	(820.3)	–	(2,660.8)	(1,049.2)	(241.8)	(159.8)
Total other income	2,641.9	–	1,626.5	2,460.3	3,567.8	2,898.1
Total other expenses	(1,697.4)	–	(2,767.7)	(2,986.5)	(3,051.1)	(2,319.2)
Reorganization items and fresh start
adjustments	–	–	4,154.3	–	–	–
Net income (loss) available
(attributable) to common stockholders	516.8	–	(3.8)	(2,864.2)	(111.0)	1,015.8
Per Common Share Data
Income (loss) per share – diluted	$2.58	$–	$(0.01)	$(2.69)	$3.93	$4.41
Book value per common share	$44.48	$41.99	–	$13.22	$34.02	$38.31
Tangible book value per common
share	$42.50	$39.48	$–	$11.78	$28.42	$31.22
Performance Ratios
Return on average common
stockholders' equity	6.0%	–	N/M	(11.0)%	11.6%	13.6%
Net finance revenue as a percentage
of average earning assets	3.93%	–	0.76%	2.05%	2.71%	3.08%
Return on average total assets	0.93%	–	N/M	(0.85)%	1.03%	1.50%
Total ending equity to total ending
assets	17.5%	14.0%	–	10.1%	7.7%	10.0%
Balance Sheet Data
Loans including receivables pledged	$24,500.5	$34,837.6	–	$53,126.6	$53,760.9	$45,203.6
Allowance for loan losses	(416.2)	–	–	(1,096.2)	(574.3)	(577.1)
Operating lease equipment, net	11,136.7	10,911.9	–	12,706.4	12,610.5	11,017.9
Goodwill and intangible assets, net	396.6	502.5	–	698.6	1,152.5	1,008.4
Total cash and interest bearing
deposits	11,204.0	9,825.9	–	8,365.8	6,752.5	4,392.6
Total assets	50,958.2	60,027.4	–	80,448.9	90,248.0	77,485.7
Total debt and deposits	38,516.0	48,440.7	–	66,377.5	69,018.3	60,704.8
Total common stockholders’ equity	8,916.0	8,400.0	–	5,138.0	6,460.6	7,251.1
Total stockholders’ equity	8,913.7	8,401.4	–	8,124.3	6,960.6	7,751.1
Credit Quality
Non-accrual loans as a percentage of
finance receivables	6.60%	4.52%	6.86%	2.66%	0.89%	0.69%
Net credit losses as a percentage of
average finance receivables	1.53%	–	4.04%	0.90%	0.35%	0.33%
Reserve for credit losses as a
percentage of finance receivables	1.70%	–	4.34%	2.06%	1.07%	1.28%
Regulatory Capital Ratios
Tier 1 Capital	19.1%	14.3%	–	9.4%	N/A	N/A
Total Risk-based Capital	19.9%	14.3%	–	13.1%	N/A	N/A

The following table presents CIT’s individual components of net interest revenue and operating lease margins. The data for 2010 is impacted by FSA and the Company’s borrowing rates. There is no impact from accretion or amortization of fresh start accounting adjustments in 2009 and 2008.

Average Balances(1) and Associated Income for the year ended: (dollars in millions)

	CIT December 31, 2010			Predecessor CIT December 31, 2009			Predecessor CIT December 31, 2008
	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)

Deposits with banks	$10,136.1	$19.6	0.19%	$6,500.9	$38.6	0.59%	$6,138.8	$176.9	2.88%
Investments(2)	345.9	9.3	2.69%	449.1	4.3	0.96%	435.5	7.3	1.68%
Loans and leases
(including held for
sale)(3)(4)
U.S.	24,560.1	2,737.3	11.57%	39,478.9	1,614.4	4.29%	44,384.5	2,562.0	6.26%
Non-U.S.	6,280.0	954.4	15.22%	9,052.6	701.0	7.77%	10,817.2	892.0	8.28%

Total loans and leases(3)	30,840.1	3,691.7	12.33%	48,531.5	2,315.4	4.97%	55,201.7	3,454.0	6.68%

Total interest earning
assets / interest
income(3)(4)	41,322.1	3,720.6	9.21%	55,481.5	2,358.3	4.40%	61,776.0	3,638.2	6.25%

Operating lease
equipment, net(5)
U.S. Operating lease
equipment, net(5)	4,918.3	371.9	7.56%	6,272.1	280.6	4.47%	6,211.4	358.5	5.77%

Non-U.S. operating
lease equipment, net(5)	6,062.7	588.7	9.71%	6,876.9	477.1	6.94%	6,376.8	461.6	7.24%

Total operating lease
equipment, net(5)	10,981.0	960.6	8.75%	13,149.0	757.7	5.76%	12,588.2	820.1	6.51%

Total earning assets (3)	52,303.1	$4,681.2	9.11%	68,630.5	$3,116.0	4.67%	74,364.2	$4,458.3	6.29%

Non interest earning assets
Cash due from banks	290.7			538.0			1,409.1
Allowance for loan
losses	(294.8)			(1,367.8)			(754.4)
All other non-interest
earning assets	3,432.8			5,729.5			10,934.3

Total Average Assets	$55,731.8			$73,530.2			$85,953.2

Average Liabilities
Borrowings
Deposits	$4,780.1	$87.4	1.83%	$4,238.6	$150.5	3.55%	$2,292.0	$101.7	4.44%
Short-term borrowings	–	–	–	–	–	–	778.4	32.1	4.12%
Long-term borrowings	38,807.4	2,989.3	7.70%	57,761.0	2,508.9	4.34%	66,112.9	3,005.3	4.55%

Total interest-bearing
liabilities	43,587.5	$3,076.7	7.06%	61,999.6	$2,659.4	4.29%	69,183.3	$3,139.1	4.54%

U.S. credit balances of
factoring clients	899.4			1,875.0			3,488.3
Non-U.S. credit
balances of factoring
clients	11.1			29.9			37.9
Non-interest bearing
liabilities,
noncontrolling interests
and shareholders' equity
Other liabilities	2,532.4			3,221.8			6,485.5
Noncontrolling interests	(5.2)			41.8			52.5
Stockholders’ equity	8,706.6			6,362.1			6,705.7

Total Average
Liabilities and
Stockholders’ Equity	$55,731.8			$73,530.2			$85,953.2

Net revenue spread			2.05%			0.38%			1.75%
Impact of non-interest
bearing sources			1.07%			0.30%			0.11%

Net revenue/yield on
earning assets(4)		$1,604.5	3.12%		$456.6	0.68%		$1,319.2	1.86%

(1)	The average balances presented are derived based on month-end balances during the year. Tax-exempt income was not significant in any years presented. 2009 and 2008 Predecessor CIT average balances represent balances pre-FSA.

(2)	Investments are included in “Other assets” in the Consolidated Balance Sheets and do not include 'retained interests in securitizations' as revenues from these are part of “Other Income” prior to January 1, 2010.

(3)	The rate presented is calculated net of average credit balances for factoring clients.

(4)	Non-accrual loans and related income are included in the respective categories.

The table below disaggregates Predecessor CIT’s year-over-year changes (2010 versus Predecessor CIT 2009 and Predecessor CIT 2009 versus 2008) in net interest revenue as presented in the preceding tables between volume (level of lending or borrowing) and rate (rates charged customers or incurred on borrowings). 2010 data is impacted by FSA and the Company’s borrowing rates. Factors contributing to the lower rates in 2009 as compared to 2008 include the overall drop in market interest rates and lower asset yields due to lower market rates. In 2009, the Company’s lending rates declined further than borrowing rates due to increase in our borrowing spreads (over Libor) due to market dislocation, our distressed circumstances and higher costs for maintaining liquidity. See ‘Net Finance Revenue’ section for further discussion.

Changes in Net Finance Revenue (dollars in millions)

	2010 Compared to Predecessor CIT 2009			Predecessor CIT 2009 Compared to 2008

	Increase (decrease) due to change in:			Increase (decrease) due to change in:
	Volume	Rate	Net	Volume	Rate	Net

Interest Income
Loans and leases (including
held for sale)
U.S.	$(1,726.0)	$2,848.9	$1,122.9	$(210.6)	$(737.0)	$(947.6)
Non-U.S.	(422.1)	675.5	253.4	(137.1)	(53.9)	(191.0)

Total loans and leases	(2,148.1)	3,524.4	1,376.3	(347.7)	(790.9)	(1,138.6)
Deposits with banks	7.0	(26.0)	(19.0)	2.2	(140.5)	(138.3)
Investments	(2.8)	7.8	5.0	0.1	(3.1)	(3.0)

Interest income	(2,143.9)	3,506.2	1,362.3	(345.4)	(934.5)	(1,279.9)

Operating lease equipment,
net(1)	(181.4)	384.3	202.9	37.4	(99.8)	(62.4)

Interest Expense
Interest on deposits	9.9	(73.0)	(63.1)	69.1	(20.3)	48.8
Interest on short-term
borrowings	–	–	–	–	(32.1)	(32.1)
Interest on long-term
borrowings	(1,460.0)	1,940.4	480.4	(362.8)	(133.6)	(496.4)

Interest expense	(1,450.1)	1,867.4	417.3	(293.7)	(186.0)	(479.7)

Net finance revenue	$(875.2)	$2,023.1	$1,147.9	$(14.3)	$(848.3)	$(862.6)

(1)	Operating lease rental income is a significant source of revenue; therefore, we have presented the net revenues.

The average long-term borrowings balances presented below, both quarterly and for the full year, are derived based on daily balances and the average rates are based on a 30 days per month day count convention. The average rates include FSA amortization, as well as prepayment penalty fees that impacted the Series B Notes in the fourth quarter and the Secured Credit and Expansion Facility prior to the refinancing in August. The average debt coupon rates at December 31, 2010, on a pre-FSA basis, are as follows: Secured Borrowings — 2.52%, Secured Credit and Expansion Facility — 6.25%, Secured Series A Notes — 7.00%, Secured Series B Notes — 10.25%, and Senior, Unsecured Notes — 5.60%.

Average Daily Long-term Borrowings Balances and Rates (dollars in millions)

	Quarters Ended

	December 31, 2010			September 30, 2010			June 30, 2010			March 31, 2010

	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)

Secured Borrowings(1)	$11,702.7	$126.5	4.32%	$12,446.7	$127.2	4.09%	$12,972.2	$133.5	4.12%	$14,626.0	$135.9	3.72%
Secured Credit & Expansion
Facility	3,043.1	51.4	6.76%	3,547.2	78.9	8.90%	5,857.3	153.0	10.45%	7,181.9	172.6	9.61%
Secured Series A Notes	19,011.5	446.9	9.40%	18,959.1	445.5	9.40%	18,882.2	443.7	9.40%	18,807.0	443.1	9.42%
Secured Series B Notes	1,193.0	49.2	16.50%	2,192.9	53.3	9.72%	2,194.7	53.3	9.71%	2,196.5	53.3	9.71%
Senior, Unsecured Notes	177.0	5.1	11.53%	194.3	5.5	11.32%	210.9	5.7	10.81%	244.9	5.7	9.31%

Long-term borrowings	$35,127.3	$679.1	7.73%	$37,340.2	$710.4	7.61%	$40,117.3	$789.2	7.87%	$43,056.3	$810.6	7.53%

(1)	See Note 26 – Selected Quarterly Financial Data (Unaudited) for restatement detail.

Average Daily Long-term Borrowings Balances and Rates (dollars in millions)

	Year Ended December 31, 2010

	Average Balance	Interest	Average Rate (%)

Secured Borrowings	$12,936.9	$523.1	4.04%
Secured Credit & Expansion Facility	4,907.4	455.9	9.29%
Secured Series A Notes	18,914.9	1,779.2	9.41%
Secured Series B Notes	1,944.3	209.1	10.75%
Senior, Unsecured Notes	206.8	22.0	10.64%

Long-term borrowings	$38,910.3	$2,989.3	7.68%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations and
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

BACKGROUND

Founded in 1908, CIT Group Inc. (“we”, “CIT” or the “Company”), a Delaware Corporation, is a bank holding company that provides commercial financing and leasing products and other financial services to small and middle market businesses across a wide variety of industries. CIT became a bank holding company in December 2008 and CIT Bank, a Utah state-chartered bank, is the Company’s principal bank subsidiary.

CIT operates primarily in North America, with locations in Europe, Latin America and Asia and has four commercial business segments – Corporate Finance, Trade Finance, Transportation Finance and Vendor Finance. We also own and manage a pool of liquidating consumer loans, most of which are government-guaranteed student loans that are reported in our Consumer segment.

On November 1, 2009, CIT filed a prepackaged voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code and emerged 40 days later on December 10, 2009. The Plan of Reorganization significantly improved our liquidity and capital profiles and our December 31, 2009 balance sheet was adjusted to reflect our assets, liabilities and equity at fair value.

A reconstituted Board of Directors and senior corporate management team have been put in place and made significant progress that position the Company for sustainable profitability. We seek to retain our role as a leading provider of financing to small and middle market businesses while leveraging our bank capabilities to create a sustainable funding model that will provide us with a competitive cost of funds.

As of December 31, 2010 the Company had 3,778 employees and approximately $51 billion in assets.

The terms “we”, “CIT” and “Company”, when used with respect to periods commencing after emergence from bankruptcy, are references to Successor CIT, and when used with respect to periods prior to emergence, are references to Predecessor CIT. Financial information about Successor CIT reflects the impact of fresh start accounting (“FSA”), unless otherwise indicated. Historical financial statements of Predecessor CIT are presented separately from CIT due to the impacts from fresh start accounting, which makes year over year comparisons less relevant.

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk” contain financial terms that are relevant to our business and a glossary of key terms used is included in Part I Item 1. Business Section.

Financial information is presented separately for continuing operations with the home lending business shown in discontinued operation. See “Discontinued Operation” and Note 1 in Item 8. Financial Statements and Supplementary Data for further information. Disclosures contain certain non-GAAP financial measures, see “Non-GAAP Financial Measurements” for reconciliation of these to comparable GAAP measures.

2010 PRIORITIES AND PROGRESS

2010 was a year of transition as the senior corporate management team was rebuilt, our businesses addressed the challenges brought on by our restructuring in 2009, including client and employee retention, and the Company worked to reduce the interest burden from high cost debt while increasing focus on enhancing risk and control systems and processes.

Early in 2010 management identified the following priorities, which addressed the challenges we faced as we emerged from our restructuring.

  Hire and retain key personnel in risk and control functions

  Restructure and refine the Company and segment-level business models
  Continue to build a hybrid funding model
  Develop and implement a plan to reduce funding costs
  Improve bank holding company capabilities

These priorities defined certain sets of action steps that were critical to our turnaround. The section below details our accomplishments with respect to each of these priorities.

Hire and Retain Key Personnel in Risk and Control Functions
We completed the hiring of our senior corporate management team and enhancing our governance structure with the goal of aligning to industry best practices. In addition, we made significant progress in the build-out of our risk and control function with qualified employees.

We reconstituted the Board of Directors, which includes six members who were appointed in late December 2009 and 2010. In February 2010 the Board appointed John Thain as Chairman and Chief Executive Officer, and during the remainder of 2010 he assembled the senior corporate management team, which included the hiring of a Chief Administrative Officer and Head of Strategy, Chief Financial Officer, Chief Auditor, Chief Risk Officer, Chief Credit Officer, Corporate Controller, and Executive Vice President - Banking. In addition, we also expanded and enhanced our Corporate Risk Management, Internal Audit, Compliance, and Loan Risk Review functions with experienced bank, finance and risk management professionals.

We concurrently developed and implemented a program designed to retain employees by aligning incentive compensation with industry standards, with a significant focus on equity-based incentives.

Restructure and refine the Company and segment-level business models
We assessed each segment based on its expected profitability, competitive profile, risk profile and funding needs and concluded each of the four commercial segments were core to CIT. However, within each segment, we identified and exited certain non-core activities and sold assets and/or portfolios that were deemed to be non-strategic. During 2010, we divested over $5 billion (after FSA) of such financing and leasing assets across our segments, including the following:

  Corporate Finance ($2.0 billion) – Loans with sub-optimal risk-return characteristics, our share of a joint venture in Canada, and Edgeview, an M&A advisory business headquartered in Charlotte, N.C.;
  Vendor Finance ($2.0 billion) – Our Australian / New Zealand business and certain consumer-oriented and international assets;
  Consumer ($0.7 billion) – Substantially all private student loans and approximately 7% of the government guaranteed student loan portfolio; and
  Transportation Finance ($0.4 billion) – certain commercial aircraft, railcars and locomotives.

We also focused on operating efficiency as we worked to align operating expenses and headcount with our asset base and revenue generation. Since year-end 2009, CIT’s total headcount decreased from nearly 4,300 employees to 3,778, while total balance sheet assets have declined from $60 billion to $51 billion. We consolidated our leased office space and exited our former headquarters at 505 Fifth Avenue in New York City. We continued to increase investment in those support areas required for a well run Bank and Bank Holding Company.

Continue to Build a Hybrid Funding Model
Having addressed the Company’s immediate liquidity and capital challenges through the restructuring, management identified a series of key near-term funding objectives integral to the Company’s long-term funding strategy, which is predicated upon:

  Maintaining a capital structure with lower leverage ratios and with capital ratios that exceed regulatory standards and compare favorably to the strongest of our peers;
  Further enhancing liquidity and reducing our immediate need to access the capital markets through debt restructuring, including lengthening our debt maturity profile; and
  Positioning the Company for a return to profitability and investment grade ratings.

Specific near-term objectives to support this strategy included: (1) reestablishing the Company’s credit ratings, (2) obtaining economic funding sources for each of our businesses, and (3) reducing high cost debt. As described in the section below, we made considerable progress on each of these objectives.

Additionally, we evaluated our businesses with emphasis on determining the attractiveness of operating the businesses as part of CIT Bank. We concluded that our Small Business Lending and US Vendor Finance origination platforms are best positioned to be operated in CIT Bank and should be transferred to CIT Bank as soon as we can obtain the necessary regulatory approvals. Upon approval, originating these assets in the Bank, in conjunction with our existing ability to originate corporate loans, would provide CIT Bank with the necessary critical mass to economically implement a more diverse deposit strategy. For the near term, financing for the Transportation Finance segment is expected to include bank borrowings, securitizations, secured bonds and term loans, including aircraft financings with export agency support. We continue to evaluate whether the Trade Finance platform should be transferred into the Bank. Funding of Trade Finance has resumed through the capital markets with a securitization facility completed in the second quarter. Given the limited financing needs of this business, transferring the Trade Finance platform into the Bank is not a current priority.

Develop and implement a plan to reduce funding costs
We made significant progress paying down high cost debt and re-accessing the capital markets for cost-efficient financing this year. We repaid $4.5 billion of the $7.5 billion of high cost first lien debt that existed at emergence and refinanced the remaining $3.0 billion at a lower cost, with an extended maturity and more flexible terms. We also redeemed $1.4 billion of second lien Series B Notes maturing in 2013 through 2016 in the fourth quarter of 2010 and redeemed the remaining Series B Notes maturing in 2017 in January 2011.

We entered into over $3 billion of new secured funding transactions in 2010 across a variety of asset classes, including trade and vendor receivables, aircraft and student loans. These bank and capital market financings have all been executed at attractive rates, with costs averaging approximately 4%, including amortization of related fees.

We also worked with the credit rating agencies to re-establish credit ratings for CIT. Our current debt ratings are summarized below. See Funding, Liquidity and Capital – Debt Ratings. It is our objective to regain investment grade ratings over the long term.

	S&P	DBRS	Moody’s
First Lien Debt Rating	BB	BB(high)	B1
Second Lien Debt / Counterparty Rating	B+	B(high)	B3
Outlook/Trend	Positive	Positive	Stable

Improve Bank Holding Company Capabilities
Since the restructuring, the Company has rebuilt the senior corporate management team to complement the business management team and added key employees in the control and risk management areas. We also approved plans for the remediation and closing of gaps in our risk, controls and IT infrastructure and processes. Management commenced work on an array of projects, the largest of which are an Enterprise Data Management Program and a series of credit grading and problem loan management initiatives.

CIT’s principal funding objectives are to be well-capitalized and hold adequate liquidity to support our business plan, while protecting the interest of depositors, creditors, shareholders, customers and the deposit insurance fund. As such, we manage capital and liquidity at the BHC to be a source of strength to the Bank. As of December 31, 2010, Total Capital Ratio at the BHC was 19.9%, well in excess of the 13% regulatory commitment. Our liquid cash balance was over $6 billion and our 12-month liquidity forecast indicated more than enough liquid cash to cover our requirements in a stress environment.

2010 FINANCIAL OVERVIEW

Our 2010 financial results reflect the aforementioned business accomplishments. The balance sheet contracted due to our efforts to optimize the portfolio, as well as from net portfolio run-off, as the growing pace of new originations was outpaced by customer pre-payments and maturities. We repaid or refinanced a significant portion of our high cost debt. We increased capital, built loan loss reserves and maintained considerable cash liquidity. Net income exceeded $500 million this year, driven by FSA accretion. Importantly, our new business initiatives are taking hold, with new lending commitments and funded volume increasing sequentially each quarter.

Net finance revenue1 (the combination of net interest revenue and net operating lease revenue) of $1.6 billion benefitted from $1.4 billion of net accretion from FSA. Excluding FSA, net finance revenue trends were down on lower earning assets and high cash balances, partially offset by interest expense savings from the accelerated repayment of high-cost debt. As a percentage of average earning assets, reported net finance revenue was 3.93%, while the comparable figure excluding FSA benefits and high cost debt prepayment fees was 0.74%.

[1] Net finance revenue is a non-GAAP measure, see non-GAAP financial information.

Non-interest revenue (excluding operating lease rentals) exceeded $1.0 billion, due in large part to higher gains on sales of loans and operating lease equipment, and strong recoveries on loans charged off prior to emergence (recorded in other income), while fee income continues to reflect low levels of capital markets activity.

Credit costs remained elevated in 2010 due to high net charge-offs and establishment of over $400 million of loan loss reserves. This reserve increase includes specific reserves for incremental deterioration beyond the FSA discount on pre-emergence loans and loans identified as impaired post emergence, as well as non-specific reserves on new originations and pre-emergence performing loans. Our estimates of incurred losses include a two-year horizon for purposes of calculating non-specific reserves. Recent credit metrics have shown signs of stabilization, although charge-off and nonaccrual balances remain elevated. While improving, nonaccruals remain high due in part to tightening standards and procedures. Credit ratios have been adversely impacted by our portfolio contraction this year.

Excluding restructuring charges related to facility consolidations and severance, operating expenses were less than $1 billion as we continue to reduce operating expenses to better correspond to the lower asset base. Headcount declined 10% in 2010 to 3,778.

We continued to increase funding to small and middle market customers, as new business volume was sequentially higher each quarter in 2010. CIT Bank continues to originate new loans, with approximately 40% of the U.S. funded volume underwritten by CIT Bank this year. While these results demonstrate meaningful progress, there is opportunity to significantly improve new business volumes both at CIT Bank and at other subsidiaries.

Our business strategies and financial results for 2010 culminated in much stronger capital ratios at the BHC and CIT Bank. Strong earnings, due in part to accelerated FSA accretion, resulted in considerable capital generation, while our portfolio optimization strategies resulted in significantly lower asset and debt balances. As a result, our year-end Tier 1 and Total Capital ratios increased to 19.1% and 19.9%, respectively, at the BHC and in excess of 50% at CIT Bank. We also maintained strong cash liquidity throughout the year with an average total cash balance in excess of $10 billion, including over $6 billion of unrestricted cash at the BHC and $1.3 billion at the Bank.

2011 PRIORITIES AND COMMENTARY

Our 2011 priorities were developed to further advance our broader strategic initiatives centered on improving our financial strength, enhancing our business model, and further improving our approach to risk management and control functions.

Specific business objectives established for 2011 include:

1.	Focus on growth in our four core businesses, both domestically and internationally;
2.	Improve profitability, including reductions in our cost of capital and operating expenses;
3.	Expand the role of CIT Bank, both in asset origination and funding capabilities;
4.	Advance our risk management, compliance and control functions; and
5.	Substantially satisfy the open items in the Written Agreement.

The Company expects 2011 results to reflect significantly reduced FSA benefits, as expectations for asset repayments slow and voluntary Series A debt redemptions result in both prepayment fees and FSA-related costs, since the debt is carried at a discount. The Company remains committed to increasing new business volume in our four core businesses, both domestically and internationally, and utilizing cost efficient funding sources, such as deposits and securitization facilities, to improve pre-FSA net finance margins. The Company remains focused on reducing operating expenses, but will continue to invest in infrastructure and controls, including the remediation of the material weakness related to the company's application of FSA.

We remain committed to maintaining a strong balance sheet in terms of solid liquidity, appropriate loan loss reserves and strong capital ratios at both the Bank and BHC as we look to expand CIT Bank, by both increasing assets and diversifying the Bank’s funding base, and re-enforce the holding company’s role as a source of strength to the bank.

PERFORMANCE MEASUREMENTS

The following chart reflects key performance indicators evaluated by management and used throughout this management discussion and analysis:

KEY PERFORMANCE METRICS		MEASUREMENTS

Asset Generation – to originate new business and build our earning	–	Origination volumes; and
assets.	–	Financing and leasing assets balances

Revenue Generation – lend money at rates in excess of	–	Net finance revenue and other income;
our cost of borrowing, earn rentals on the equipment	–	Asset yields and funding costs;
we lease commensurate with the risk, and generate	–	Net finance revenue as a percentage of average earning
other revenue streams.		assets (AEA); and
	–	Operating lease revenue as a percentage of average
operating lease equipment (AOL).

Credit Risk Management – accurately evaluate credit	–	Net charge-offs;
worthiness of customers, maintain high-quality assets and	–	Non-accrual loans; classified assets; delinquencies; and
balance income potential with loss expectations.	–	Loan loss reserve / FSA discount adequacy metrics

Equipment and Residual Risk Management – appropriately	–	Equipment utilization;
evaluate collateral risk in leasing and lending transactions and	–	Value of equipment; and
remarket equipment at lease termination	–	Gains and losses on equipment sales.

Expense Management – maintain efficient operating platforms and	–	Operating expenses and trends; and
related infrastructure.	–	Operating expenses as percentage of financing and leasing
assets.

Profitability – generate income and appropriate returns to	–	Net income per common share (EPS);
shareholders.	–	Net income as a percentage of average earning assets (ROA); and
	–	Net income as a percentage of average equity (ROE).

Capital Management – maintain a strong capital position.	–	Tier 1 and Total capital ratio; and
	–	Tier 1 capital as a percentage of adjusted average assets
(“Leverage Ratio”).

Liquidity Risk – maintain access to ample funding at	–	Cash and liquid assets;
competitive rates.	–	Ratio of liquid assets to short-term debt; and
	–	Ratio of short-term debt to total debt.

Market Risk – substantially insulate our profits from	–	Net Interest Income (NII); and
movements in interest and exchange rates.	–	Economic Value of Equity (EVE).

FRESH START ACCOUNTING

Upon emergence from bankruptcy, CIT applied Fresh Start Accounting (FSA) in accordance with generally accepted accounting principles in the United States of America (GAAP). As a result, assets, liabilities and equity were reflected in our financial statements at fair value at December 31, 2009. FSA adjustments are reflected in December 31, 2010 and 2009 ending balances, while accretion and amortization of certain FSA adjustments are reflected in operating results for 2010. Because the FSA accretion and amortization adjustments are reflected in 2010 and not 2009, year over year comparisons are not on the same basis, and therefore comparisons throughout this document primarily discuss 2010 activity.

Summary of Fresh Start Accounting

The following table presents FSA adjustments by balance sheet caption:

Fresh Start Accounting (Discount) / Premium (dollars in millions)

	At December 31, 2010		At December 31, 2009
	Accretable	Non-accretable	Accretable	Non-accretable

Finance receivables	$(1,555.4)	$(372.2)	$(3,619.2)	$(1,668.7)
Operating lease equipment, net	(3,022.0)	–	(3,237.9)	–
Intangible assets and goodwill	119.2	277.4	225.1	277.4
Other assets	(223.4)	–	(320.8)	–

Total FSA assets	$(4,681.6)	$(94.8)	$(6,952.8)	$(1,391.3)

Deposits	$38.5	$–	$90.5	$–
Long-term borrowings	(2,948.5)	–	(3,396.5)	–
Other liabilities	–	351.6	–	336.6

Total FSA liabilities	$(2,910.0)	$351.6	$(3,306.0)	$336.6

In addition to the FSA accretion on loans recorded in interest income ($1.6 billion for the year ended December 31, 2010), the accretable balance declined as a result of asset sales and transfers to held for sale. The decline in non-accretable balance was primarily due to asset sales, prepayments, and loans transferred to held for sale, and also reflected charge-offs and transfer of loan non-accretable discount to accretable discount.

The following table summarizes the impact of accretion and amortization of FSA adjustments on the Consolidated Statement of Operations for the year ended December 31, 2010:

Accretion / (Amortization) of Fresh Start Accounting Adjustments (dollars in millions)

	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Consumer	Corporate and Other	Total CIT

Interest income	$1,137.7	$104.7	$15.4	$239.6	$118.8	$–	$1,616.2
Interest expense	(219.4)	(103.9)	(8.1)	(40.4)	(24.7)	1.8	(394.7)
Rental income on operating leases	–	(103.7)	–	–	–	–	(103.7)
Other income	74.8	15.0	–	–	7.5	0.1	97.4
Depreciation expense	9.7	232.2	–	30.6	–	–	272.5

Total	$1,002.8	$144.3	$7.3	$229.8	$101.6	$1.9	$1,487.7

The table below presents fresh start accretion and amortization based on the contractual maturities of the underlying assets and liabilities that have an accretable discount, with the accretable discount accreted/(amortized) based on a level yield basis. Actual results will differ from contractual realization when timing or amounts of payments received differ from contractual amounts due and when timing or amounts of payments made differ from contractual amounts owed. Differences will also occur if the assets are sold prior to their maturity. The differences from the estimates could vary materially and are inherently subject to significant uncertainties that may be beyond the control of the Company.

FSA accretion and amortization adjustments in future periods, based on the contractual maturities of the underlying assets and liabilities, is discussed below:

Accretion / (Amortization) of Fresh Start Accounting Adjustments (dollars in millions)

	Accretable Discount

	2011	2012 and Thereafter	Total Accretable Discount

Interest income	$664.2	$891.2	$1,555.4
Interest expense	(529.3)	(2,380.7)	(2,910.0)
Rental income on operating leases	(50.7)	(68.5)	(119.2)
Other income	59.1	164.3	223.4
Depreciation expense	246.5	2,775.5	3,022.0

Total pretax impact	$389.8	$1,381.8	$1,771.6

Interest income accretion primarily relates to Corporate Finance ($0.8 billion) and Consumer ($0.5 billion). Due to the contractual maturity of the underlying loans, accretion income will be realized primarily within the next 2 years.

Interest expense accretion will be recognized over the contractual maturity of the underlying debt, which has maturity terms of 2013-2017 for the Series A Notes (accretable discount of $2.0 billion), 2015 for the Expansion Credit Facility (accretable premium of $0.1 billion) and 2011-2040 for the other secured borrowings (accretable discount of $1.0 billion). If the debt is repaid prior to its contractual maturity, and the repayment is accounted for as a debt extinguishment, accretion of the interest expense on the underlying debt would be accelerated.

Rental income on operating leases accretion is based on the contractual maturity of the underlying operating lease. The majority of the remaining accretion has a contractual maturity of less than two years.

Depreciation expense accretion is primarily on the Transportation Finance aircraft and rail operating lease assets, which have an average life of approximately 15 and 30 years, respectively.

Listed below is the accretion/(amortization) of the accretable discount for the year ended December 31, 2010 based on the contractual maturities of the underlying assets and liabilities that had an accretable discount at December 31, 2009 and the actual results recorded in the year ended December 31, 2010. The variance from contractual maturity amounts is due primarily to payments that were received or made on an accelerated basis (as compared to the contractual amounts due).

(dollars in millions)	Contractual Accretion/ (Amortization)	Actual Accretion/ (Amortization)

Interest income	$1,051.0	$1,616.2
Interest expense	(417.4)	(394.7)
Rental income on operating leases	(90.6)	(103.7)
Other income	128.3	97.4
Depreciation expense	276.9	272.5

Total pretax impact	$948.2	$1,487.7

NET FINANCE REVENUE1

The following tables present management’s view of consolidated margin and includes the net interest spread we make on loans and on the equipment we lease, in dollars and as a percent of average earning assets.

Net Finance Revenue (dollars in millions)

	Years Ended December 31

	2010	2009	2008

	CIT	Predecessor CIT
Interest income	$3,720.6	$2,358.3	$3,638.2
Rental income on operating leases	1,639.7	1,899.5	1,965.3

Finance revenue	5,360.3	4,257.8	5,603.5
Interest expense	(3,076.7)	(2,659.4)	(3,139.1)
Depreciation on operating lease equipment	(679.1)	(1,141.8)	(1,145.2)

Net finance revenue	$1,604.5	$456.6	$1,319.2

Average Earnings Assets (“AEA”)	$40,844.3	$59,990.8	$64,225.8

As a % of AEA:
Interest income	9.11%	3.93%	5.66%
Rental income on operating leases	4.01%	3.17%	3.06%

Finance revenue	13.12%	7.10%	8.72%
Interest expense	(7.53)%	(4.43)%	(4.89)%
Depreciation on operating lease equipment	(1.66)%	(1.91)%	(1.78)%

Net finance revenue	3.93%	0.76%	2.05%

As a % of AEA by Segment:
Corporate Finance	6.89%	2.27%	2.74%
Transportation Finance	1.37%	2.19%	2.63%
Trade Finance	(3.70)%	2.39%	3.98%
Vendor Finance	8.70%	2.92%	3.93%
Commercial Segments	4.64%	2.41%	3.06%
Consumer	1.28%	(0.24)%	0.91%

Average earning assets are less than comparable balances in Item 7 (Average Balance Sheet tables) due to the exclusion of deposits with banks and other investments and the inclusion of credit balances of factoring clients.

Net finance revenue for 2010 reflects net FSA accretion of $1,390 million. Exclusive of net FSA accretion, the decline reflects lower earning assets and high cash balances, partially offset by interest expense savings from the accelerated repayment of high-cost debt and higher net operating lease revenues. As a result of our portfolio optimization efforts, our earning asset base declined throughout 2010 as our average earning assets decreased from $60.0 billion for the year ended December 31, 2009 to $40.8 billion in the current year. The asset decline was partially offset by new business volume and growth in operating lease assets.

High debt costs remained a contributing factor in the low margin rate. During 2010, we prepaid approximately $4.5 billion of our high cost first lien debt and refinanced in the third quarter the remaining $3 billion at a lower cost. In addition, in the fourth quarter of 2010 we redeemed $1.4 billion of the $2.1 billion of 10.25% Series B Second Lien Notes, representing those that mature from 2013 through 2016. Interest expense for 2010 included prepayment penalty fees of $138 million. The remaining Series B Second Lien Notes due in 2017 were redeemed in January, 2011.

[1] Net finance revenue is a non-GAAP measure, see non-GAAP financial information.

As detailed in the following table, net finance revenue as a percentage of AEA for 2010 includes significant favorable impact from net accretion as a result of FSA. There was no impact from accretion or amortization of FSA adjustments prior to 2010.

Net Finance Revenue as a % of AEA

Year Ended December 31, 2010

CIT
GAAP - net finance revenue %	3.93%
FSA	(3.48%)
Prepayment penalty fees	0.29%

0.74%

Excluding FSA and the effect of prepayment penalties on high-cost debt during 2010, margin grew sequentially during the first three quarters due to a decrease in high cost debt. During the fourth quarter, our yield compressed as the sale of non-strategic consumer receivables (which carried higher yields and a higher risk profile) in Vendor Finance and the pressure on rental margins, including the impact from the return of aircraft from a bankrupt carrier, more than offset the benefits paying down high cost debt. In addition, average cash was elevated in the fourth quarter.

Net finance revenue during 2009 also reflected the declining asset base as well as lower operating lease margins, maintaining cash balances, losses related to the unwinding of terminated swaps, joint venture related activities, and higher non-accrual loans. In addition, although market interest rates declined and remained low, the decline in benchmark rates was offset by CIT’s higher funding spreads, reducing net finance revenue percentage. Incrementally higher borrowing costs were associated with secured borrowings, including the Credit Facility and Expansion Facility.

Net Operating Lease Revenue as a % of Average Operating Leases (AOL) (dollars in millions)

	Years Ended December 31

	2010	2009	2008

	CIT	Predecessor CIT

Rental income on operating leases	14.93%	14.44%	15.61%
Depreciation on operating lease equipment	(6.18)%	(8.68)%	(9.10)%

Net operating lease revenue %	8.75%	5.76%	6.51%

Net operating lease revenue %, excluding FSA	5.62%	5.76%	6.51%

Average Operating Lease Equipment (“AOL”)	$10,981.0	$13,149.0	$12,588.2

2010 net operating lease revenue included an FSA benefit of $169 million. Before FSA adjustments, net operating lease revenue increased as higher asset balances offset downward pressure on lease rents. Net operating lease revenue is primarily generated from aircraft and rail transportation portfolios. Utilization remained strong in aerospace, and all new aircraft scheduled for delivery over the next twelve months from our order book are placed on lease. Rail utilization rates, including customer commitments to lease, improved to 94% from 90% at December 31, 2009 on modest increases in activity across most major car types. Market rents improved modestly, but 2010 renewal rates remained under pressure.

Net operating lease revenue for 2009 of $758 million was down 8% as the relatively strong performance of the commercial aerospace portfolio was offset by decreased rentals in rail. Rail lease and utilization rates were under pressure during 2009 as carriers and shippers reduced their fleets and returned cars to us. At December 31, 2009, our commercial aircraft portfolio was essentially all leased, while rail utilization decreased to 90% from 95% at December 31, 2008. See “Concentrations — Operating Leases” for additional information.

CREDIT METRICS

Management analyzes credit trends both before and after FSA in order to provide comparability with our longer-term credit trends (which included pre-emergence / historical accounting) and credit trends experienced by other market participants.

Our credit metrics showed signs of stabilization in the second half of 2010. Non-accrual loans declined from a peak of $2.1 billion at the end of the second quarter to $1.6 billion at December 31, 2010, as additions to non-accrual loans dropped significantly in the second half. Charge-offs, while high compared to historical standards, were considerably below 2009 levels.

In the fourth quarter of 2010, we further refined our practices to accelerate charge-offs based on delinquency status in selected small-ticket portfolios in Vendor Finance and small business lending in Corporate Finance. This change, which accelerated automatic charge-offs in these portfolios to between 120 and 150 days delinquent from the previous 180 day standard, increased charge-offs by approximately $75 million in the second half of 2010. This refinement had no material impact on provision expense.

Credit performance throughout 2009 was impacted negatively by ongoing economic weakness globally. Non-accrual loans and charge-offs increased significantly, particularly in the commercial real estate, printing, publishing, energy, lodging, leisure and small business lending sectors. Our Corporate Finance cash flow loan portfolio was most severely impacted. As a result, we had a higher provision for loan losses and increased our allowance for loan losses significantly from prior year levels.

As a result of adopting FSA, the allowance for loan losses at December 31, 2009 was eliminated and effectively recorded as discounts on loans as part of the fair value of finance receivables. A portion of the discount attributable to embedded credit losses is recorded as non-accretable discount and is utilized as such losses occur, primarily on impaired, non-accrual loans. Any incremental deterioration of loans in this group results in incremental provisions or charge-offs. Improvements or increases in forecasted cash flows in excess of the non-accretable discount will reduce any allowance on the loan established after emergence from bankruptcy. Once such allowance (if any) has been reduced and the account is returned to accruing status, the non-accretable discount is reclassified to accretable discount and is recorded as finance income over the remaining life of the account. For performing pre-emergence loans, an allowance for loan losses is established to the extent the net carrying value (after FSA discount) is not deemed to be recoverable. Recoveries on pre-emergence (2009 and prior) charge-offs are reflected in other income, and totaled $278 million for 2010.

The allowance for loan losses is intended to provide for losses inherent in the portfolio based on estimates of the ultimate outcome of collection efforts, realization of collateral values, and other pertinent factors, such as estimation risk related to performance in prospective periods. We may make adjustments to the allowance depending on general economic conditions and specific industry weakness or trends in our portfolio credit metrics, including non-accrual loans and charge-off levels and realization rates on collateral.

Our allowance for loan losses includes: (1) specific reserves for impaired loans, (2) non-specific reserves for estimated losses inherent in non-impaired loans based on historic loss experience and our estimates of projected loss levels and (3) a qualitative adjustment to the reserve for economic risks, industry and geographic concentrations, and other factors. Our policy is to recognize losses through charge-offs when there is high likelihood of loss after considering the borrower’s financial condition, underlying collateral and guarantees, and the finalization of collection activities.

See Risk Factors for additional discussion on allowance for loan losses.

The following table presents detail on our allowance for loan losses, including charge-offs and recoveries:

Allowance for Loan Losses and Provision for Credit Losses (dollars in millions)

	Years Ended December 31
	CIT	Predecessor CIT
	2010	2009	2008	2007	2006

Allowance – beginning of period	$–	$1,096.2	$574.3	$577.1	$540.2

Provision for credit losses(1)	820.3	2,660.8	1,049.2	241.8	159.8
Change related to new accounting guidance(2)	68.6	–	–	–	–
Changes relating to foreign currency translation,
other(1)	(8.2)	(12.2)	(36.8)	(64.6)	10.4

Net additions	880.7	2,648.6	1,012.4	177.2	170.2

Gross charge-offs	(510.3)	(2,068.2)	(557.8)	(265.4)	(204.8)
Recoveries(3)	45.8	109.6	67.3	85.4	71.5

Net Charge-offs	(464.5)	(1,958.6)	(490.5)	(180.0)	(133.3)

Allowance before fresh start adjustments	416.2	1,786.2	1,096.2	574.3	577.1
Fresh start adjustments	–	(1,786.2)	–	–	–

Allowance – end of period	$416.2	$–	$1,096.2	$574.3	$577.1

Loans
Commercial Segments loans	$16,424.6	$25,153.9	$40,654.0	$41,581.2	$36,177.6
Consumer loans	8,075.9	9,683.7	12,472.6	12,179.7	9,026.0

Total loans	$24,500.5	$34,837.6	$53,126.6	$53,760.9	$45,203.6

Allowance
Commercial Segments	416.2	–	857.9	512.2	548.8
Consumer	–	–	238.3	62.1	28.3

Total allowance for credit losses	$416.2	$–	$1,096.2	$574.3	$577.1

(1)	Includes amounts related to reserves on unfunded loan commitments, which are reflected in other liabilities.

(2)	Reflects reserves associated with loans consolidated in accordance with 2010 adoption of accounting guidance on consolidation of variable interest entities.

(3)	Recoveries for the year ended December 31, 2010 do not include $278.2 million of recoveries on accounts that were charged-off pre-FSA, which are included in Other Income.

In addition to amounts related to pre-emergence loans, the allowance and provision also include amounts related to finance receivables originated during 2010. The following table summarizes the components of the provision and allowance recorded in 2010:

(dollars in millions) For the year ended / at December 31, 2010:	Provision for Credit Losses	Allowance for Loan Losses

Specific Reserves on Impaired Loans	$121.3	$121.3

New Originations, including Trade Finance	91.1	91.1
Securitized assets brought on-balance sheet	(7.5)	51.2
Other non-specific reserves (including qualitative)	150.9	152.6

Non-specific Reserves	234.5	294.9

Net Charge-offs	464.5	–

Totals	$820.3	$416.2

The reported allowance was 1.70% of finance receivables at December 31, 2010. Management also analyzes the amount of coverage on a pre-FSA basis by combining the non-accretable discount balance and the allowance for loan losses. On this basis, a total of $788 million, or 2.98% of pre-FSA finance receivables, is available to cover losses, down from 4.16% at December 31, 2009. The decline during 2010 largely reflects the utilization of approximately $400 million in non-accretable discount related to the sale of substantially all the private student loan portfolio and the valuation allowance taken on the remaining private loan portfolio in assets held for sale. For the commercial segments, total reserves on this basis were 4.36% of pre-FSA receivables, versus 4.14% at December 31, 2009. The consumer segment consists primarily of U.S. Government guaranteed loans at December 31, 2010.

FSA discount and allowance balances by segment are presented in the following tables:

	At December 31, 2010

	Finance Receivables pre-FSA	FSA - Accretable Discount	FSA - Non- accretable Discount(1)	Finance Receivables post-FSA	Allowance for Credit Losses	Net Carrying Value
Corporate Finance	$9,571.3	$(763.4)	$(325.7)	$8,482.2	$(303.7)	$8,178.5
Transportation Finance	1,536.8	(146.1)	(1.8)	1,388.9	(23.7)	1,365.2
Trade Finance	2,387.4	–	–	2,387.4	(29.9)	2,357.5
Vendor Finance	4,348.0	(147.3)	(34.6)	4,166.1	(58.9)	4,107.2

Commercial Segments	17,843.5	(1,056.8)	(362.1)	16,424.6	(416.2)	16,008.4

Consumer	8,584.6	(498.6)	(10.1)	8,075.9	–	8,075.9

Total	$26,428.1	$(1,555.4)	$(372.2)	$24,500.5	$(416.2)	$24,084.3

	At December 31, 2009

	Finance Receivables pre-FSA	FSA - Accretable Discount	FSA - Non- accretable Discount	Finance Receivables post-FSA	Allowance for Credit Losses	Net Carrying Value
Corporate Finance	$15,310.8	$(2,232.5)	$(912.5)	$12,165.8	$–	$12,165.8
Transportation Finance	2,081.6	(271.4)	(2.1)	1,808.1	–	1,808.1
Trade Finance	3,008.4	(10.6)	(6.8)	2,991.0	–	2,991.0
Vendor Finance	8,859.7	(381.2)	(289.5)	8,189.0	–	8,189.0

Commercial Segments	29,260.5	(2,895.7)	(1,210.9)	25,153.9	–	25,153.9

Consumer	10,865.0	(723.5)	(457.8)	9,683.7	–	9,683.7

Total	$40,125.5	$(3,619.2)	$(1,668.7)	$34,837.6	$–	$34,837.6

(1)	Non-accretable discount including certain accretable discount amounts relating to non-accrual loans for which accretion has been suspended.

The following table presents charge-off, by business segment. See Results by Business Segment for additional information.

Charge-offs as a Percentage of Average Finance Receivables (dollars in millions)

	Years Ended December 31

	CIT		Predecessor CIT
	2010		2009		2008		2007		2006
Gross Charge-offs
Corporate Finance	$266.3	2.43%	$1,440.6	7.70%	$193.1	0.89%	$92.7	0.45%	$81.8	0.48%
Transportation Finance	4.8	0.29%	3.4	0.14%	–	–	0.5	0.02%	1.4	0.08%
Trade Finance	29.8	1.12%	111.8	2.42%	64.1	0.95%	33.8	0.47%	42.6	0.63%
Vendor Finance	183.3	2.94%	373.0	3.46%	174.7	1.64%	82.4	0.81%	63.5	0.88%

Commercial Segments	484.2	2.25%	1,928.8	5.27%	431.9	1.04%	209.4	0.53%	189.3	0.57%
Consumer	26.1	0.30%	139.4	1.17%	125.9	0.99%	56.0	0.52%	15.5	0.21%

Total	510.3	1.68%	2,068.2	4.27%	557.8	1.02%	265.4	0.52%	204.8	0.51%

Recoveries(1)
Corporate Finance	12.9	0.11%	41.4	0.22%	15.8	0.07%	23.2	0.11%	44.1	0.26%
Transportation Finance	–	–	0.9	0.04%	1.3	0.05%	32.7	1.41%	0.1	0.01%
Trade Finance	1.2	0.04%	3.2	0.07%	1.9	0.03%	2.1	0.03%	5.2	0.08%
Vendor Finance	30.9	0.49%	57.0	0.53%	42.3	0.40%	24.4	0.24%	20.4	0.28%

Commercial Segments	45.0	0.21%	102.5	0.28%	61.3	0.15%	82.4	0.21%	69.8	0.21%
Consumer	0.8	0.01%	7.1	0.06%	6.0	0.05%	3.0	0.03%	1.7	0.02%

Total	45.8	0.15%	109.6	0.23%	67.3	0.12%	85.4	0.17%	71.5	0.18%

Net Charge-offs
Corporate Finance	253.4	2.32%	$1,399.2	7.48%	$177.3	0.82%	$69.6	0.34%	37.6	0.22%
Transportation Finance	4.8	0.29%	2.5	0.10%	(1.3)	(0.05)%	(32.3)	(1.39)%	1.4	0.08%
Trade Finance	28.6	1.08%	108.6	2.35%	62.2	0.92%	31.6	0.44%	37.4	0.55%
Vendor Finance	152.4	2.45%	316.0	2.93%	132.4	1.24%	58.0	0.57%	43.1	0.60%

Commercial Segments	439.2	2.04%	1,826.3	4.99%	370.6	0.89%	126.9	0.32%	119.5	0.36%
Consumer	25.3	0.29%	132.3	1.11%	119.9	0.94%	53.1	0.49%	13.8	0.19%

Total	$464.5	1.53%	$1,958.6	4.04%	$490.5	0.90%	$180.0	0.35%	$133.3	0.33%

Supplemental Non-U.S. Commercial Disclosure
Gross Charge-offs	$134.1		$308.6		$109.3		$77.1		$54.0
Recoveries	$19.5		$37.2		$24.6		$18.2		$10.8

(1) Amounts for the year ended December 31, 2010 do not include $278.2 million of recoveries on receivables charged off prior to 2010 and classified as other income.

Gross Charge-offs (pre-FSA) as a Percentage of Average Finance Receivables (dollars in millions)

	Years Ended December 31
	CIT		Predecessor CIT
	2010		2009		2008		2007		2006

Gross Charge-offs
Corporate Finance	$612.7	4.78%	$1,440.6	7.70%	$193.1	0.89%	$92.7	0.45%	$81.8	0.48%
Transportation Finance	5.0	0.27%	3.4	0.14%	–	–	0.5	0.02%	1.4	0.08%
Trade Finance	31.8	1.19%	111.8	2.42%	64.1	0.95%	33.8	0.47%	42.6	0.63%
Vendor Finance	302.1	4.54%	373.0	3.46%	174.7	1.64%	82.4	0.81%	63.5	0.88%

Commercial Segments	951.6	3.96%	1,928.8	5.27%	431.9	1.04%	209.4	0.53%	189.3	0.57%
Consumer	76.1	0.78%	139.4	1.17%	125.9	0.99%	56.0	0.52%	15.5	0.21%

Total	$1,027.7	3.05%	$2,068.2	4.27%	$557.8	1.02%	$265.4	0.52%	$204.8	0.51%

Similar to 2009, in 2010 Corporate Finance was the primary driver of charge-off trends, as this segment continues to be our business most severely impacted by the weak economic environment due to a higher proportion of leveraged cash flow loans and exposure to industries dependent on discretionary business and consumer spending. Though down from 2009, credit losses remained high in the energy, print, media and gaming industries, as well as in our small business lending unit.

Transportation Finance had a minimal level of charge-offs in all years presented, as the majority of assets in this segment are operating leases. The 2010 and 2009 charge-offs were largely related to business air loans, while the large recovery in 2007 related to a charge-off taken on a U.S. hub carrier in 2005.

Trade Finance net charge-offs in 2010 improved from 2009, as the continued lackluster retail environment was mitigated by inventory reduction, cost containment and liquidity management discipline by retail customers. Though down in amount, the percentage is above earlier years due to the shift from factoring to deferred purchase agreements, which had the effect of lowering the average receivable balance, as they are off-balance sheet. Additionally, approximately $18 million of recoveries on receivables charged off prior to 2010 were classified as other income under FSA. 2009 reflected the weak economic environment and constrained consumer spending, which negatively impacted retailers and suppliers. Proactive management of our exposure and obtaining additional collateral where possible on problem accounts has helped to minimize the impact of the downturn over the past two years.

Similar to the other commercial segments, Vendor Finance charge-offs declined from 2009, but remained above historic levels. Given our focus on smaller balance transactions with broad industry and geographic diversification, and the essential nature of the equipment we lend and lease against in this segment, the impact of the macro economic slowdown, although significant, has been less severe in Vendor Finance than in Corporate Finance.

Consumer charge-offs were down from 2009, due to reduced charge-offs in the private student loan portfolio, as charge-offs were virtually fully-absorbed by FSA discount through the sale of the portfolio in the fourth quarter. As a result, as of December 31, 2010, the Consumer portfolio consists primarily of student loans that are 97%-98% guaranteed by the U.S. government, thereby mitigating our ultimate credit risk.

The tables below present information on non-performing loans:

Non-accrual and Past Due Loans at December 31 (dollars in millions)

	CIT		Predecessor CIT

	2010	2009	2009(1)	2008	2007	2006

Non-accrual loans
U.S.	$1,336.1	$1,465.5	$2,335.3	$1,081.7	$387.0	$269.1
Foreign	279.2	108.8	292.4	138.8	82.0	38.2

Commercial Segments	1,615.3	1,574.3	2,627.7	1,220.5	469.0	307.3

Consumer	0.7	0.1	197.7	194.1	8.5	3.0

Non-accrual loans	$1,616.0	$1,574.4	$2,825.4	$1,414.6	$477.5	$310.3

Troubled Debt Restructurings
U.S.	$412.4	$116.5	$189.2	$107.6	$44.2	$9.9
Foreign	49.3	4.5	24.9	21.7	23.7	–

Restructured loans	$461.7	$121.0	$214.1	$129.3	$67.9	$9.9

Government guaranteed accruing
student loans past due 90 days or
more	$433.6	$480.7	$493.7	$466.5	$409.9	$260.2
Other accruing loans past due 90
days or more	1.7	89.4	88.2	203.1	44.9	110.0

Total accruing loans past due 90
days or more	$435.3	$570.1	$581.9	$669.6	$454.8	$370.2

(1)	Reflects balances pre-FSA.

Non-accrual loans as a Percentage of Finance Receivables at December 31 (dollars in millions)

	CIT				Predecessor CIT

	2010		2009		2009(1)		2008

Corporate Finance	$1,239.8	14.62%	$1,374.8	11.30%	$2,226.1	14.64%	$946.6	4.56%
Transportation Finance	63.2	4.55%	6.8	0.38%	8.4	0.38%	24.3	0.92%
Trade Finance	164.4	6.89%	90.5	3.03%	97.3	3.24%	81.5	1.35%
Vendor Finance	147.9	3.55%	102.2	1.25%	295.9	3.14%	168.1	1.50%

Commercial Segments	1,615.3	9.84%	1,574.3	6.26%	2,627.7	8.80%	1,220.5	3.00%
Consumer	0.7	0.01%	0.1	–	197.7	1.74%	194.1	1.56%

Total	$1,616.0	6.60%	$1,574.4	4.52%	$2,825.4	6.86%	$1,414.6	2.66%

	2010(1)

Corporate Finance	$1,604.0	16.76%
Transportation Finance	71.3	4.64%
Trade Finance	164.4	6.89%
Vendor Finance	174.9	4.02%

Commercial Segments	2,014.6	11.29%
Consumer	1.0	0.01%

Total	$2,015.6	7.63%

(1)	Reflects balances pre-FSA.

See Non-GAAP Financial Measurements for reconciliation to GAAP measurement.

The reduction in Corporate Finance non-accruals from 2009 reflected workouts and asset sales, as well as a reduction in new account additions during the second half of 2010 in the previously-mentioned sectors that are impacted by economic weakness caused by lower consumer spending. Trade Finance nonaccrual balances increased as clients and retailers remained challenged by reduced consumer demand resulting from high unemployment levels, while the Transportation Finance non-accrual loan balance is comprised primarily of one leveraged finance account and one commercial air account. The reduction in pre-FSA Consumer non-accrual loans from 2009 reflects the sale of substantially all the private student lending portfolio and the valuation of the remaining private loan portfolio in assets held for sale.

Non-accrual loans, prior to FSA, declined 29% in amount from 2009, as reductions in Corporate Finance and Vendor Finance were mitigated by increases in Transportation Finance and Trade Finance. This decline followed a virtual doubling of non-accrual loan balances from the preceding year in 2009, most notably in Corporate Finance, reflecting the negative performance by our borrowers and the prolonged global recessionary economic environment. Though down in amount from 2009, the continued portfolio liquidation during the year resulted in an increase in 2010 non-accrual loans as a percentage of finance receivables from the prior year.

Reported non-accrual loans, including related FSA discounts, increased 3% from 2009, as losses on non-accrual loans are first applied against discounts and thus do not reduce post-FSA loan balances to the same extent as pre-FSA balances.

Prospective net charge-offs and non-accrual loans will continue to be impacted by FSA, though to a lesser degree than in 2009, as $372 million of non-accretable discount is available to absorb future charge-offs at December 31, 2010, versus $1.7 billion at December 31, 2009.

Foregone Interest on Non-accrual Loans and Troubled Debt Restructurings (dollars in millions)

	CIT			Predecessor CIT

	2010			2009

	U.S.	Foreign	Total	U.S.	Foreign	Total

Interest revenue that would have been
earned at original terms	$244.7	$35.6	$280.3	$264.3	$27.6	$291.9
Interest recorded	35.4	15.0	50.4	80.9	16.9	97.8

Foregone interest revenue	$209.3	$20.6	$229.9	$183.4	$10.7	$194.1

The Company periodically modifies the terms of loans / finance receivables in response to borrowers’ difficulties. Modifications that include a financial concession to the borrower that otherwise would not have been considered, are accounted for as Troubled Debt Restructurings (“TDR”). The discussion and tables that follow reflect loan carrying values as of December 31, 2010 of accounts that have been modified. These balances are further detailed in the following table.

Borrower compliance with the modified terms is the primary measurement that we use to determine the success of these programs.

Troubled Debt Restructurings and Modifications (dollars in millions)

	December 31, 2010		% Compliant
	(excluding FSA)	(including FSA)
Troubled Debt Restructurings
Deferral of interest and/or principal	$299.9	$209.0	86%
Modification of contract terms	215.7	184.0	67%
Debt forgiveness	66.4	45.8	96%
Debt exchange	27.8	22.9	20%

	$609.8	$461.7	76%

Percent non-accrual	95%	95%

Modifications		% Compliant
Modification of contract terms	$249.0	90%
Extended maturity	93.0	100%
Covenant relief	33.5	100%
Principal deferment	19.1	98%
Debt exchange	14.2	100%
Interest rate increase	6.7	100%

	$415.5	94%

Percent non-accrual	37%

Cross-Border Transactions

Cross-border transactions reflect monetary claims on borrowers domiciled in foreign countries and primarily include cash deposited with foreign banks and receivables from residents of a foreign country, reduced by amounts funded in the same currency and recorded in the same jurisdiction. The following table includes all countries that we have cross-border claims of 0.75% or greater of total consolidated assets at December 31, 2010:

Cross-border Outstandings as of December 31 (dollars in millions)

	CIT								Predecessor CIT
	2010						2009		2008
Country	Banks	Government	Other	Net Local Country Claims	Total Exposure	Exposure as a Percentage of Total Assets	Total Exposure	Exposure as a Percentage of Total Assets	Total Exposure	Exposure as a Percentage of Total Assets
Canada	$22.0	$–	$140.0	$3,206.0	$3,368.0	6.61%	$2,753.1	4.59%	$3,194.1	3.97%
United
Kingdom	33.0	1.0	110.0	238.0	382.0	0.75%	1,311.3	2.18%	1,852.4	2.30%
Germany	150.0	3.0	75.0	356.0	584.0	1.15%	733.7	1.22%	1,324.1	1.65%
France	189.0	–	501.0	22.0	712.0	1.40%	344.5	0.57%	854.9	1.06%
Ireland (*)							496.7	0.83%	674.5	0.84%

(*)	- cross-border outstandings were less than 0.75% of total consolidated assets for 2010.

OTHER INCOME

Other Income (dollars in millions)

	Years Ended December 31
	CIT 2010	Predecessor CIT
		2009	2008
Rental income on operating leases	$1,639.7	$1,899.5	$1,965.3
Other:
Recoveries of pre-FSA charge-offs	278.2	–	–
Gains (losses) on loan and portfolio sales	251.8	(197.5)	19.8
Gains on sales of leasing equipment	154.6	56.0	173.4
Factoring commissions	145.0	173.5	197.2
Fees and commissions	135.6	234.6	227.5
Counterparty receivable accretion	97.4	–	–
Investment (losses) gains	19.2	(58.0)	(19.0)
Change in estimated fair value TARP Warrant liability	–	70.6	–
Valuation allowance for assets held for sale	(8.9)	(79.8)	(103.9)
Losses on non-qualifying derivatives and foreign currency exchange	(70.7)	(187.4)	–
Change in GSI facility derivative fair value	–	(285.0)	–

Total Other	1,002.2	(273.0)	495.0

Total other income	$2,641.9	$1,626.5	$2,460.3

Other income improved from 2009 reflecting gains on loan and portfolio sales, increased gains on sales of leasing equipment, recoveries from loans charged off prior to emergence (recorded in other income) and greater fees and commissions, as well as increased investment gains. The prior year reflected loan sales at discounts, impairment charges on investments and retained interests and the recognition of a $285 million charge related to a derivative in conjunction with the reduction in the size of the Goldman Sachs lending facility (“GSI Facility”).

Rental income on operating leases decreased on lower asset balances, as average operating lease equipment declined 16%. See “Net Finance Revenues” and “Financing and Leasing Assets – Results by Business Segment” and “Concentrations – Operating Leases” for additional information.

Recoveries of pre-FSA charge-offs reflects repayments or other workout resolutions on loans charged off prior to emergence from bankruptcy. These recoveries are recorded as other income, not as a reduction to the provision for loan losses.

Gains on loan and portfolio sales reflect amounts received in excess of current net asset carrying values. Loans sold totaled $4.2 billion, consisting of $1.8 billion in Corporate Finance, $1.6 billion in Vendor Finance, $0.7 billion in Consumer and approximately $0.1 billion in Transportation.

Gains on sales of leasing equipment resulted from sales volume of $0.9 billion in 2010 versus $0.6 billion in 2009. Equipment sales for 2010 consist of $0.4 billion in Vendor Finance assets, $0.3 billion in Transportation assets and $0.2 billion in Corporate Finance assets.

Factoring commissions declined, as they were impacted by lower factoring volume and a modest reduction in rates.

Fees and commissions are comprised of asset management, agent and advisory fees, and servicing fees, as well as income from joint ventures. 2009 and 2008 also included securitization-related servicing fees, accretion and impairments. Agent and advisory fees and commissions declined over the past three years due to lower deal activity, and asset management and servicing fees declined on lower asset levels. 2010 fees and commissions declined in connection with bringing on-balance sheet certain previously securitized receivables, which reduced securitization-related servicing fees and eliminated retained interest accretion.

Counterparty receivable accretion primarily relates to the accretion of a fair value mark on the receivable from GSI related to a secured borrowing facility. See Note 7 – Long-term Borrowings.

Investment gains (losses) primarily reflects the gain on sale of our equity interest in Care Investment Trust Inc., an externally managed real estate investment trust (REIT) formed by CIT in 2007.

Valuation allowance for assets held for sale relates to the sale of Corporate Finance and Consumer loans and Transportation and Vendor Finance equipment.

Losses on derivatives and foreign currency exchange largely reflects losses on transactional exposures, in part offset by economic hedges that do not qualify for hedge accounting, and losses on interest rate swaps that arose from the bankruptcy, when most of our derivative transactions that we used to establish our hedge positions were terminated in 2009.

Change in GSI facility derivative fair value represents a charge for a change in the fair value of the GSI facility derivative financial instrument, relating to our downsizing of the facility.

EXPENSES

Other Expenses (dollars in millions)

	Years Ended December 31
	CIT	Predecessor CIT
	2010	2009	2008
Depreciation on operating lease equipment	$679.1	$1,141.8	$1,145.2
Salaries and general operating expenses:
Compensation and benefits	571.5	522.5	752.4
Professional fees – other	115.8	125.9	124.6
Technology	75.0	77.0	83.7
Net occupancy expense	48.9	66.8	74.7
Professional fees – Restructuring Plan	–	98.4	–
Other expenses	154.9	207.2	245.1

Total salaries and general operating expenses	966.1	1,097.8	1,280.5
Provision for severance and facilities exiting activities	52.2	42.9	166.5
Goodwill and intangible assets impairment charges	–	692.4	467.8
(Gains) losses on debt and debt-related derivative
extinguishments	–	(207.2)	(73.5)

Total expenses	$1,697.4	$2,767.7	$2,986.5

Headcount	3,778	4,293	4,995

Depreciation on operating leases is recognized on owned equipment over the lease term or projected economic life of the asset. FSA adjustments reduced 2010 depreciation expense by $272.5 million. See “Net Finance Revenues” and “Financing and Leasing Assets – Results by Business Segment” and “Concentrations – Operating Leases” for additional information.

Salaries and general operating expenses declined year over year as we continued to focus on efficiency improvements, headcount reductions and facility consolidating activities to better correspond with the lower asset base. Headcount declined 12% from prior year.

  Compensation and benefits were up as 2010 included both equity and cash incentive costs, while 2009 had limited incentive costs. Excluding incentive compensation costs, Compensation and benefits were down from 2009.

  Professional fees – other reflect legal and other professional fees such as tax, audit, and consulting services.

  Technology costs decreased slightly in 2010 in connection with efficiency improvements.

  Net Occupancy expense decreased 27% due to real estate facility restructuring activities.

  Other expenses decreased 25% in connection with streamlining initiatives, including lower discretionary spending in advertising, marketing, travel and entertainment.

  Provision for severance and facilities exiting activities reflects office space consolidation as we exited our headquarters in New York and reflects reductions of over 500 employees, approximately 12% of the workforce. See Note 24 — Severance and Facility Exiting Reserves for additional information.

Goodwill and intangible assets impairment charges in 2009 relate to Corporate Finance and Trade Finance pretax goodwill impairment charges of $567.6 million and a pretax intangible asset impairment charge of $124.8 million. Goodwill and intangible asset impairment charges in 2008 primarily relate to Vendor Finance.

Gains (losses) on debt and debt-related derivative extinguishments in 2009 includes a pre-tax gain of $67.8 million recognized on our August 17, 2009 notes tender and the pre-tax gain of $139.4 million (net of costs to unwind related hedges) from the repurchase of $471 million of senior unsecured notes. The 2008 balance includes gains of approximately $216 million primarily relating to extinguishment of $490 million in debt related to our equity unit exchange (gain of $99 million) and the extinguishment of $360 million in Euro and Sterling denominated senior unsecured notes (gain of $110 million), in part offset by losses of $148 million due to the discontinuation of hedge accounting for interest rate swaps hedging our commercial paper.

INCOME TAXES

Income Tax Data for the years ended December 31 (dollars in millions)

		Predecessor CIT
		2009
	CIT 2010	Pre FSA/ Reorganization	FSA/ Reorganization	Total	2008
(Benefit) provision for income taxes	$193.0	$9.0	$(212.9)	$(203.9)	$(314.5)
Tax (benefit) provision on significant, unusual items	–	–	–	–	(98.3)
Discreet items (Tax liability releases/NOL valuation
adjustments/Changes in uncertain tax liabilities)	53.9	39.8	32.0	71.8	(31.6)

(Benefit) provision for income taxes on continuing operations	246.9	48.8	(180.9)	(132.1)	(444.4)
(Benefit) for income taxes on discontinued operation	–	–	–	–	(509.2)

(Benefit) provision for income taxes – Total	$246.9	$48.8	$(180.9)	$(132.1)	$(953.6)

Effective tax rate – continuing operations	32.1%	(0.2)%	(5.5)%	(399.1)%	41.3%
Effective tax rate – continuing operations – excluding
discrete items	25.1%	(1.3)%	(4.7)%	(258.6)%	38.1%
Effective tax rate – discontinued operation	–	–	–	–	19.0%
Effective tax rate – total	32.1%	(1.3)%	(4.7)%	(258.6)%	25.4%

The 2010 tax provision of $193 million was primarily driven by taxes on earnings from international operations, and valuation allowances against U.S. losses.  The tax provision of $53.9 million for discrete items primarily relates to the establishment of valuation allowances against certain deferred tax assets partially offset by favorable settlements of prior year international tax audits.  Income tax benefits were not recognized on domestic losses due to uncertainties related to future utilization of net operating loss carry forwards.

The 2009 tax benefit was primarily driven by the recognition of net deferred tax assets resulting from FSA write-downs of assets used in the Company’s international operations. The tax benefit was not impacted by domestic fresh start adjustments or reorganization items (largely cancellation of indebtedness income) due to the Company’s domestic tax position of not recognizing future tax benefits on its net deferred tax assets. The provision for taxes prior to FSA and reorganization items largely reflects income taxes on earnings in international operations. Tax benefits were not recognized on the Company’s domestic losses due to its tax position of not recognizing future tax benefits on its net deferred tax assets.

The 2008 tax benefit was primarily driven by the establishment of deferred tax assets on domestic losses and certain reductions in reserves established on uncertain tax positions. The tax benefit related to discontinued operations of $509.2 million relates to deferred tax assets established on net operating losses from the disposal of the home lending business.

See Note 16 — Income Taxes for additional information.

DISCONTINUED OPERATION

In June 2008, management contractually agreed to sell the home lending business, including the home mortgage and manufactured housing portfolios and the related servicing operations. The sale closed in July 2008 and we transferred servicing in February 2009. Related summarized financial information is shown in Note 1 — Discontinued Operation, in Item 8. Financial Statements and Supplementary Data.

RESULTS BY BUSINESS SEGMENT

See Note 22 — Business Segment Information for additional details.

Corporate Finance

Corporate Finance’s middle-market lending business in the U.S. and Canada provides financing to customers in a wide range of industries, including Commercial & Industrial, Communications, Media & Entertainment, Healthcare, and Energy. We also have specialized business units focusing on small business lending in the US, and on financial sponsors in Europe. Revenue is generated primarily from interest earned on loans, supplemented by fees collected on services provided.

	CIT	Predecessor CIT
For the year ended December 31, (dollars in millions)	2010	2009	2008
Earnings Summary
Interest income	$1,783.7	$920.6	$1,471.8
Interest expense	(1,021.8)	(496.6)	(883.5)
Provision for credit losses	(503.6)	(1,856.8)	(520.0)
Rental income on operating leases	28.6	41.7	55.6
Other income, excluding rental income	601.5	(333.9)	20.6
Depreciation on operating lease equipment	(15.6)	(32.0)	(33.5)
Other expenses, excluding depreciation	(293.5)	(337.5)	(409.3)
Goodwill and intangible assets impairment charges	–	(316.8)	–
Reorganization items	–	(10.2)	–
FSA adjustments	–	(2,063.2)	–
(Provision) benefit for income taxes and noncontrolling interests, after tax	(114.8)	1,584.5	131.3

Net income (loss)	$464.5	$(2,900.2)	$(167.0)

Select Average Balances
Average finance receivables (AFR)	$10,944.1	$18,714.9	$21,692.1
Average operating leases (AOL)	111.9	155.0	215.3
Average earning assets (AEA)	11,246.5	19,075.2	22,307.9
Statistical Data
Net finance revenue (interest and rental income, net of interest and
depreciation expense) as a % of AEA	6.89%	2.27%	2.74%
Funded new business volume	$1,203.7	$1,182.5	$6,269.6

2010 Summary

Corporate Finance results were positively affected by the Interest Income generated from the accretion of $1.1 billion of FSA adjustments, including acceleration due to sales and prepayments, that helped offset higher interest expense costs resulting from CIT’s post emergence debt structure. Credit costs were significantly lower as the portfolio credit performance stabilized and provisioning actions proved to be adequate. Other Income was significantly higher driven by gains on asset sales and recoveries of pre-FSA charge-offs by Predecessor CIT. Asset levels declined significantly as a result of sales of non-strategic assets and prepayment activity. Operating expenses declined primarily due to reductions in headcount commensurate with the decline in asset levels.

Total net revenues were $1,376 million, well above prior year due to yield accretion of FSA marks, gains on asset sales and recoveries of pre-FSA charge-offs.

  Other income was higher due to gains on asset sales and recoveries on accounts charged off pre-FSA. Fee generation improved over the prior period.

  Net finance revenue as a percentage of average earning assets was higher than the prior year due to accretion related to FSA marks.

  The portfolio stabilized in 2010. Credit cost provisions were significantly lower than the prior period. Net charge offs decreased to $253 million from $1.4 billion in 2009. Non-accrual loans declined $622 million on a pre-FSA basis from 2009. Part of the decline was due to assets sold and charge-offs.

  New business volume was relatively flat with the prior year but improved significantly in the second half of 2010. New business volume in 2010 was principally in the commercial and industrial, healthcare and communications, media and entertainment industries and in the Canadian business. New business volume reflects a mix of asset-based lending, cash flow products and equipment financing. As in 2009 originations there was soft demand for syndication and loan sales; however, we began to see improvement in the area in the second half of 2010.

  Owned assets (pre-FSA) were down 37%, reflecting sales of non-strategic and uneconomic receivables, a high level of prepayment activity and modest volume levels.

2009 and 2008 Summary

  Total net revenues were $99.8 million, well below the prior year due to restricted asset growth, higher non-accrual loans and lower other income.

  Other income was down due to higher losses on receivable sales, valuation charges on assets held for sale and impairment charges on equity investments and retained interests and lower fees due to limited syndication activity. Other income for 2008 included valuation charges on receivables held for sale ($104 million), impairment charges on our commercial real estate portfolio and lower fee generation.

  Net finance revenue as a percentage of average earning assets remained below 2008 level due to high funding costs.

  Weak economic conditions and poor performance in cash flow loans negatively impacted credit performance as net charge-offs increased to $1.4 billion from $177 million in 2008. Increases were across most units, with higher levels in media, energy, small business lending and commercial real estate.

  The FSA adjustment principally reflected the reduction of finance receivables to fair value. See Note 25 — Fresh Start Accounting for additional information. Pre-FSA, non-accrual loans were at elevated levels.

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

Transportation Finance

Transportation Finance leases primarily commercial aircraft to airlines globally and rail equipment to North American operators, and provides other financing to these customers as well as those in the defense sector. Revenue is generated from rents collected on leased assets, and to a lesser extent from interest on loans, fees, and gains from assets sold.

	CIT	Predecessor CIT
For the year ended December 31, (dollars in millions)	2010	2008	2009
Earnings Summary
Interest income	$230.7	$162.9	$193.4
Interest expense	(970.8)	(546.1)	(577.2)
Provision for credit losses	(28.9)	(13.2)	25.0
Rental income on operating leases	1,240.0	1,373.1	1,345.3
Other income, excluding rental income	82.7	27.6	124.0
Depreciation on operating lease equipment	(335.9)	(669.4)	(596.1)
Other expenses, excluding depreciation	(152.2)	(137.7)	(138.6)
Reorganization items	–	(854.7)	–
FSA adjustments	–	(3,635.3)	–
(Provision) benefit for income taxes and noncontrolling interest, after
tax	(24.4)	1,861.1	(48.7)

Net income (loss)	$41.2	$(2,431.7)	$327.1

Select Average Balances
Average finance receivables	$1,681.4	$2,494.9	$2,607.2
Average operating leases	10,298.9	12,141.5	11,310.4
Average earning assets	11,980.9	14,641.2	13,918.2
Statistical Data
Net finance revenue (interest and rental income, net of interest
and depreciation expense) as a % of AEA	1.37%	2.19%	2.63%
Operating lease margin as a % of AOL	8.78%	5.80%	6.62%
Funded new business volume	$1,116.1	$1,246.1	$2,755.1

2010 Summary

Results for 2010 reflect the benefits of higher gains on asset sales and improved rail utilization rates, however, renewal rates were lower than previous rates in both aerospace and rail. 2010 pre-tax results also reflect a pre-tax benefit of $144 million from FSA accretion.

During 2010 we placed all 22 new aircraft from our order book and have leases in place for all 2011 scheduled deliveries. Although we consistently were able to utilize our aircraft, rental rates had softened. We also funded several aircraft with secured debt backed by the ECA and CIT Bank originated aerospace loan transactions. In late December, we announced an order for 38 new Boeing aircraft, to be delivered between 2014 and 2017. Rail fleet utilization, including customer commitments to lease, improved from 90% to 94%. Rail lease rates and utilization have been impacted by weak freight demand and increased velocity on the rail network which have combined to generate a broad-based surplus of rail assets.

  Net finance revenue was $164 million and includes a $129 million benefit from FSA accretion, as lease rate pressure and increased allocated funding costs offset revenues generated on new volume. The operating lease margin of 8.78% reflects FSA accretion, while on a pre-FSA basis, the margin was 5.81%.

  The favorable earnings impact of FSA accretion is recognized over a longer time horizon in Transportation Finance as compared to other segments given the longer asset lives. FSA accretion resulted in an increase to interest income of $105 million, a reduction to rental income on operating leases of $104 million from amortization of lease contract intangible assets, an increase to interest expense of $104 million and a $232 million reduction to depreciation expense.

  Other income includes $60 million of gains on $380 million of equipment and receivable sales. Other income also includes $15 million of FSA accretion on a counterparty receivable.

  Volume consisted primarily of the delivery of commercial aircraft from our existing order book. See Note 18 — Commitments.

  Credit metrics were stable. The provision for loan losses reflected the establishment of non-specific reserves, as well as a specific reserve for one aerospace exposure. Net charge-offs were $5 million and non-accrual loans were $63 million.

  Financing and leasing assets were stable at $12.0 billion as new equipment purchases (principally aircraft) were offset by equipment sales and depreciation.

2009 and 2008 Summary

  Total net revenues decreased primarily due to lower gains on aircraft sales. Operating lease margins declined, reflecting somewhat lower rates in aerospace, weaker rail utilization and rental rates, and higher depreciation due to a higher asset base.

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

  Asset growth was 9% in 2009, of which 6% was due to the purchase of rail cars that we held as lessee and sub-leased to customers. Asset growth was up 5% during 2008, driven by new aircraft deliveries from our existing order book. During 2009, we took delivery of 13 new aircraft compared to 23 in 2008 from our order book. All commercial aircraft were on lease at the end of 2009. Rail demand experienced softening throughout 2009. Rail assets were 90% utilized, including customer commitments to lease, down from 95% at 2008.

  The FSA adjustment reflects the reduction of finance receivables and operating lease equipment to fair value. See Note 25 — Fresh Start Accounting for additional information.

Trade Finance

Trade Finance provides factoring, receivable management products, and secured financing to businesses that operate in several industries, including apparel, textile, furniture, home furnishings and consumer electronics. Although primarily U.S.-based, Trade Finance also conducts international business in Asia, Latin America and Europe. Revenue is principally generated from commissions earned on factoring and related activities, interest on loans and other fees for services rendered.

	CIT	Predecessor CIT
	2010	2009	2008
For the year ended December 31, (dollars in millions)
Earnings Summary
Interest income	$99.8	$126.7	$210.2
Interest expense	(162.8)	(62.7)	(80.5)
Provision for credit losses	(58.6)	(105.6)	(74.5)
Other income, commissions	145.0	173.5	197.2
Other income, excluding commissions	44.8	35.1	46.8
Other expenses	(122.5)	(129.5)	(141.2)
Goodwill and intangible assets impairment charges	–	(363.8)	–
FSA adjustments	–	83.0	–
Benefit (provision) for income taxes	5.6	98.5	(58.4)

Net (loss) income	$(48.7)	$(144.8)	$99.6

Select Average Balances
Average finance receivables	$2,662.1	$4,622.7	$6,740.3
Average earning assets(1)	$1,702.7	$2,676.4	$3,258.4
Statistical Data
Net finance revenue as a % of AEA	(3.70)%	2.39%	3.98%
Factoring volume	$26,675.0	$31,088.0	$42,204.2

(1) AEA is lower than AFR as it is reduced by the average credit balances for factoring clients.

2010 Summary

Trade Finance was significantly impacted in 2009 by CIT’s weakened financial condition and reorganization. However, in 2010 the business stabilized as evidenced by steadily declining client terminations, the signing of an estimated $1.6 billion of volume from new clients and the resumption of approximately $1.5 billion in volume by clients that had previously been withholding their business. In addition, during 2009 certain clients switched to deferred purchase agreements in which the receivables pertaining to these agreements are not owned by CIT and resulted in lower receivable balances. During 2010 this switch slowed significantly and some clients have returned to traditional factoring products.

  Net interest income reflected the impact of high cost debt and prepayment penalties that more than offset the benefit from the $650 million securitization facility that was established in June 2010

  Factoring commissions declined, as they were impacted by lower factoring volume and a modest reduction in rates.

  Other income includes $18 million of recoveries on accounts charged off pre-FSA.

  The provision for credit losses includes amounts for rebuilding loan loss reserves in the first quarter after the reserve was eliminated under FSA.

  Non-accruing loans increased to $164 million reflecting the addition of certain secured loans.

  Finance receivables ended 2010 down 20% from the prior year level due to terminations, growth in deferred purchase activity from existing clients with those type contracts, planned reduction in lending to non-factored clients and repayments of loans by clients who drew down excess funds during the second half of 2009.

2009 and 2008 Summary

  Total net revenues were down 27% from 2008 levels, as net interest income declined due to higher cost of funds and commissions declined due to lower volume. These negative factors were partially offset by increases in rates on loans and improved commission rates.

  Net charge-offs increased to $109 million. The increase is principally related to the acceleration of charge-off recognition, as a significant portion of these charge-offs were reserved in 2008. Prior to the FSA adjustments, non-accrual loans as a percentage of finance receivables remained at higher levels over prior years primarily, reflecting the weak retail environment.

  The FSA adjustment reflects the reduction of finance receivables to fair value, offset by the reversal of previously established specific reserves.

  Receivables were down 50%, reflecting reductions in factoring volume and certain migration to deferred purchase contracts, both due to concerns about CIT’s weakened financial condition in 2009 and a weak retail environment.

Vendor Finance

Vendor Finance has relationships with leading manufacturers and distributors of information technology, office products and telecommunications equipment to deliver financing and leasing solutions to end-user customers, predominantly small and medium sized businesses, globally. We also offer financing for diversified asset types in certain international markets. Vendor Finance earns revenues from interest on loans, rents on leases, and fees and other revenue from leasing activities.

	CIT	Predecessor CIT
For the year ended December 31, (dollars in millions)	2010	2009	2008
Earnings Summary
Interest income	$1,226.1	$850.5	$1,049.3
Interest expense	(666.1)	(555.9)	(633.1)
Provision for credit losses	(203.9)	(492.9)	(131.2)
Rental income on operating leases	372.2	486.8	566.4
Other income, excluding rental income	161.8	81.9	72.7
Depreciation on operating lease equipment	(328.1)	(441.3)	(516.1)
Other expenses, excluding depreciation	(311.7)	(343.9)	(433.7)
Goodwill and intangible assets impairment charges	–	(11.8)	(467.8)
FSA adjustments	–	(899.4)	–
(Provision) benefit for income taxes and noncontrolling
interest	(123.8)	671.8	143.7

Net income (loss)	$126.5	$(654.2)	$(349.8)

Select Average Balances
Average finance receivables	$6,230.4	$10,799.4	$10,666.9
Average operating leases	570.2	852.6	1,062.5
Average earning assets	6,946.0	11,652.0	11,865.5
Statistical Data
Net finance revenue as a % of AEA	8.70%	2.92%	3.93%
Operating lease margin as a % of AOL	7.73%	5.34%	4.73%
Funded new business volume	$2,190.9	$4,593.1	$8,183.2

2010 Summary

Vendor Finance results reflect the challenging global economic conditions that caused lower volumes, diminished margins and elevated credit costs. To mitigate these factors, we increased our pricing, realigned our business, exited from less profitable programs, and continued to focus on core markets. We continued to realign our business to maximize efficiencies and optimize our portfolio, as demonstrated by the sales of our Australian and New Zealand business and non-strategic portfolios. We had significant U.S. receivable sales, including a $564 million liquidating consumer portfolio. Continued progress was made on increasing our funding capabilities as we closed three secured financings in the U.S. and U.K. which aggregate in excess of $1.8 billion and established a local deposit-taking program in Brazil. Throughout the year, we increased business with existing relationships and added new vendor partners.

  Net interest income was impacted by portfolio runoff and asset sales, partially offset by FSA accretion of $199 million. Net finance revenue as a percentage of AEA was pressured as higher yielding assets were sold during 2010. However, new business volume is being booked at double-digit rates.

  Other income primarily consists of gains on receivable and equipment sales of $108 million, and recoveries of loans charged-off pre-FSA of $46 million.

  Net charge-offs and non-accrual loans remained at elevated levels. The provision reflects the rebuilding of the allowance for loan losses plus reserves for new originations, partially offset by the significant asset sales, which lowered the non-specific allowance amount.

  Other expenses decreased as continued progress was made to reduce operating expenses.

  New business volume decreased, reflecting strategic asset sales and joint ventures that ended last year. Volumes, however, were sequentially higher each quarter throughout the year.

  Total financing and leasing assets decreased by $3.5 billion, reflecting collections and sales. At December 31, 2010, there were approximately $750 million of non-core and consumer oriented assets classified as held for sale.

  We closed a $1 billion U.S. committed securitization facility, a £100 million committed securitization facility for U.K. assets and completed a $667 million securitization.

2009 and 2008 Summary

  2009 total net revenues were down due to asset run-off and reduced revenue from the termination of the Snap-on vendor program. 2008 total net revenues reflect lower joint venture fees.

  2008 results reflect goodwill and intangible asset impairment charges, impairment on securitized retained interests, and charges incurred in connection with the remediation of reconciliation matters in the European business.

  Net charge-offs increased in 2009, reflecting global economic conditions with sector specific weakness experienced in print, industrial and franchise. Net charge-offs as a percentage of finance receivables trended up during the past two years. Nonaccrual loans (pre-FSA) also increased.

  The FSA adjustment reflects the reduction of finance receivables to fair value. See Note 25 — Fresh Start Accounting for additional information.

  2009 new business volume decreased 44% as we managed originations to preserve liquidity and limited new volume to long-standing partners.

  Total financing and leasing assets were down 19% at the end of 2009, reflecting lower volume, continued focus on liquidity, and FSA. During 2008, we brought approximately $2.4 billion on-balance sheet of certain previously securitized receivables.

Consumer

Consumer assets and results include government-guaranteed student loans and other principally unsecured consumer loans, all of which are running off. During 2009, we transferred $5.7 billion of U.S. government-guaranteed student loans to the Bank.

	CIT	Predecessor CIT
For the year ended December 31, (dollars in millions)	2010	2009	2008
Earnings Summary
Interest income	$359.6	$257.7	$580.2
Interest expense	(245.0)	(286.7)	(462.5)
Provision for credit losses	(25.3)	(149.3)	(348.2)
Other income	10.0	(8.8)	3.0
Other expenses	(79.4)	(65.7)	(72.0)
FSA adjustments	–	(929.8)	–
Benefit for income taxes and noncontrolling interest	0.5	507.5	115.0

Net income (loss)	$20.4	$(675.1)	$(184.5)

Select Average Balances
Average finance receivables	$8,791.4	$11,876.2	$12,771.9
Average earning assets	8,968.2	11,939.9	12,864.1
Statistical Data
Net finance revenue as a % of AEA	1.28%	(0.24)%	0.91%
New business volume	–	$1.3	$1,377.1

2010 Summary

During 2010 the Consumer portfolio declined 14% as we sold approximately $700 million in assets, including the sale of substantially all the private student loan portfolio. In January 2011 we announced the outsourcing of servicing of the remaining portfolio of government-guaranteed loans and completed the sale of approximately $250 million of government-guaranteed loans that were in assets held for sale at year end.

  Net finance revenue benefitted from net FSA accretion of $94 million.

  Other income reflects a slight gain on sale, and also includes $8 million of FSA accretion on a counterparty receivable and $5 million of recoveries of pre-FSA charge-offs.

  The 2010 provision for credit losses of $25 million essentially covered the net charge-offs.

  The Consumer portfolio decreased 14% during 2010 due to sales and normal liquidations.

  Delinquencies increased due to changes in consumer servicing laws, which have temporarily delayed customer communications and the collection process.

2009 and 2008 Summary

  2009 negative net revenue is due to lower interest income as the yield on FFELP government guaranteed loans, which is determined by the U.S. government, fell and our funding costs did not decline at the same pace. Interest expense includes a charge related to the termination of a secured financing conduit.

  Other income primarily reflects fair value charges on interest rate swaps that do not qualify for hedge accounting.

  In 2008, we ceased offering student loans and cash collections decreased and non-accrual loans increased. In addition, sales of receivables declined as the market for loan sales became disrupted.

  Net charge-offs were up in 2009 and 2008 as private loan in-school loans seasoned and moved to repayment.

  Reserves significantly increased in 2008, resulting in an increase in the provision for credit losses, primarily due to the private student portfolio, including a pilot training school which declared bankruptcy. A settlement resolution was reached in 2010. See “Item 3. Legal Proceedings – Pilot Training School Bankruptcy” for details.

  The FSA adjustment reflects the reduction of finance receivables to fair value, partially offset by the discount on securitized debt. See Note 25 — Fresh Start Accounting for additional information.

  The student loan portfolio decreased 9% pre-FSA, principally due to liquidations. See “Concentrations” section for detail on student lending.

Corporate and Other

Certain items are not allocated to operating segments and are included in Corporate and Other. For 2010, these consist primarily of the following: (1) some mark-to-market on non-qualifying derivatives; (2) restructuring charges for severance and facilities exit activities; and (3) certain tax provisions and benefits.

Prior to 2010, Corporate and Other also included: (1) certain funding and liquidity costs, as segment results reflected debt transfer pricing that matched assets (as of the origination date) with liabilities from an interest rate and maturity perspective; (2) a portion of credit loss provisioning in excess of amounts recorded in the segments, primarily reflecting our qualitative determination of estimation risk; (3) dividends that were paid on preferred securities (now cancelled), as segment risk adjusted returns were based on the allocation of common equity; and (4) reorganization adjustments largely related to debt relief in bankruptcy.

	CIT	Predecessor CIT
For the year ended December 31, (dollars in millions)	2010	2009	2008
Earnings Summary
Interest income	$20.7	$39.9	$133.3
Interest expense	(10.2)	(711.4)	(502.3)
Provision for credit losses	–	(43.0)	(0.3)
Rental income on operating leases	(1.1)	(2.1)	(2.0)
Other income, excluding rental income	(43.6)	(248.4)	30.7
Depreciation on operating lease equipment	0.5	0.9	0.5
Other expenses, excluding provision for severance
and facilities exit activities and gain (loss) on debt and
debt related derivative extinguishments	(6.8)	(83.5)	(85.7)
Other expenses – provision for severance and
facilities exit activities	(52.2)	(42.9)	(166.5)
Other expenses – gain (loss) on debt and debt related
derivative extinguishments	–	207.2	73.5
Reorganization items	–	11,162.9	–
FSA adjustments	–	1,301.0	–
(Provision) benefit for income taxes, and
noncontrolling interest	5.6	(4,590.3)	160.3

Net (loss) income before preferred stock dividends	$(87.1)	$6,990.3	$(358.5)

  Interest income consists of interest and dividend income primarily from deposits held at other depository institutions and U.S. Treasury Securities.

  Interest expense reflects amounts not allocated to the business segments. During 2010, management allocated interest on high cost debt to each segment, which had previously been reflected in Corporate and Other.

  Other income reflects losses on non-qualifying derivatives and foreign currency exchange. 2009 includes a $285 million charge for a change in the fair value of derivative financial instruments associated with a secured lending facility that we downsized, charges from derivatives that no longer qualified for hedge accounting treatment and a positive mark of $71 million to estimated fair value of the TARP warrant.

  Other expenses reflects salary and general and administrative expenses unallocated to the business segments. 2009 and 2008 included incremental costs associated with becoming a bank holding company.

  Other expenses – provision for severance and facilities exiting activities reflects facility consolidation charges, principally in the New York region, and severance costs.

  In 2009, gain (loss) on debt and debt-related derivative extinguishments includes a pretax $67.8 million gain recognized on our August 2009 note tender and a pretax gain of $139.4 million (net of costs to unwind related hedges) from the repurchase of $471 million of senior unsecured notes.

  In 2009, reorganization items primarily consist of a $10.4 billion gain recognized on the extinguishment of unsecured debt in connection with the Plan of Reorganization and $0.5 billion of accrued interest that was reversed. The FSA adjustments primarily reflect the fair value adjustment to debt. See Note 25 — Fresh Start Accounting for additional information.

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

FINANCING AND LEASING ASSETS

The following table presents our financing and leasing assets by segment. The balances in 2009 after FSA reflect finance receivables and operating lease equipment at fair value. See “Emergence from Bankruptcy” section for further discussion.

Financing and Leasing Asset Composition (dollars in millions)

	At December 31			% Change 2010 vs. 2009
	CIT		Predecessor CIT
	2010	2009	2008
Corporate Finance
Loans	$8,482.2	$12,165.8	$20,768.8	(30.3)%
Operating lease equipment, net	83.2	137.3	263.4	(39.4)%
Assets held for sale	219.2	292.6	21.3	(25.1)%

Total financing and leasing assets	8,784.6	12,595.7	21,053.5	(30.3)%

Transportation Finance
Loans	1,388.9	1,808.1	2,647.6	(23.2)%
Operating lease equipment, net	10,618.8	10,089.2	11,484.5	5.2%
Assets held for sale	2.8	17.2	69.7	(83.7)%

Total financing and leasing assets	12,010.5	11,914.5	14,201.8	0.8%

Trade Finance
Loans	2,387.4	2,991.0	6,038.0	(20.2)%

Vendor Finance
Loans	4,166.1	8,189.0	11,199.6	(49.1)%
Operating lease equipment, net	434.7	685.4	958.5	(36.6)%
Assets held for sale	749.8	–	–	NM

Total financing and leasing assets	5,350.6	8,874.4	12,158.1	(39.7)%

Consumer
Loans – student lending	8,035.5	9,584.2	12,173.3	(16.2)%
Loans – other	40.4	99.5	299.3	(59.4)%
Assets held for sale	246.7	34.0	65.1	625.6%

Total financing and leasing assets	8,322.6	9,717.7	12,537.7	(14.4)%

Total loans	$24,500.5	$34,837.6	$53,126.6	(29.7)%
Total operating lease equipment, net	11,136.7	10,911.9	12,706.4	2.1%
Total assets held for sale	1,218.5	343.8	156.1	254.4%

Total Financing and Leasing Assets	$36,855.7	$46,093.3	$65,989.1	(20.0)%

During 2010, we have been optimizing our portfolio of financing and leasing assets through strategic asset and portfolio sales. This activity, as well as collections and prepayments, offset sequential quarterly increases in new business volume and receivables brought on balance sheet in conjunction with the adoption of new accounting consolidation guidance in 2010.

Trends in 2009 reflected lower assets due to our management of liquidity and limiting of funding to key customers and relationships. Origination volume in our commercial businesses, excluding factoring, was $7.0 billion, down from $17.2 billion in 2008. This decline in volume lowered assets in Corporate Finance and Vendor Finance. Vendor Finance asset declines were partially offset by assets purchased from previously off-balance sheet joint ventures and securitizations, including approximately $2.4 billion brought on-balance sheet in 2008, which was more beneficial under bank holding company capital guidelines. Transportation Finance assets increased in 2009 from prior years due to scheduled commercial aircraft deliveries, all of which were leased. Trade Finance asset levels declined; volume was $31.0 billion, well below volume levels of $42.2 billion in 2008. The consumer segment ceased originating new student loans in 2008. See “Results by Business Segment” for further commentary.

Assets held for sale in 2010 include certain vendor loans, some guaranteed student loans and corporate finance loans. Assets held for sale in 2009 was comprised largely of asset based loans in Canada.

The following table sets forth the contractual maturities of finance receivables on a pre-FSA basis:

	December 31, 2010
	Domestic
(dollars in millions)	Commercial	Consumer	Foreign	Total
Fixed-rate
1 year or less	$3,086.8	$9.1	$1,367.0	$4,462.9

Year 2	968.1	22.5	857.4	1,848.0
Year 3	779.3	2.2	690.8	1,472.3
Year 4	418.5	3.4	376.6	798.5
Year 5	217.0	1.6	152.2	370.8

2-5 years	2,382.9	29.7	2,077.0	4,489.6

After 5 years	283.5	7.9	131.6	423.0

Total fixed-rate	5,753.2	46.7	3,575.6	9,375.5

Adjustable-rate
1 year or less	$1,054.3	$218.9	$221.4	$1,494.6

Year 2	1,107.1	282.5	113.5	1,503.1
Year 3	1,689.2	304.0	132.4	2,125.6
Year 4	1,574.0	319.8	29.8	1,923.6
Year 5	1,033.7	336.4	55.9	1,426.0

2-5 years	5,404.0	1,242.7	331.6	6,978.3

After 5 years	1,424.4	7,058.0	97.3	8,579.7

Total adjustable-rate	7,882.7	8,519.6	650.3	17,052.6

Total before FSA	$13,635.9	$8,566.3	$4,225.9	$26,428.1

	December 31, 2009
	Domestic
	Commercial	Consumer	Foreign	Total(1)
Fixed-rate
1 year or less	$3,857.4	$9.5	$2,689.2	$6,556.1

Year 2	1,432.6	41.0	1,569.5	3,043.1
Year 3	1,109.5	53.5	1,021.0	2,184.0
Year 4	883.8	3.3	586.1	1,473.2
Year 5	410.8	4.5	315.5	730.8

2-5 years	3,836.7	102.3	3,492.1	7,431.1

After 5 years	1,098.5	10.0	188.8	1,297.3

Total fixed-rate	$8,792.6	$121.8	$6,370.1	$15,284.5

Adjustable-rate
1 year or less	$1,781.3	$393.1	$305.3	$2,479.7

Year 2	1,441.4	448.0	190.6	2,080.0
Year 3	2,073.3	486.2	272.2	2,831.7
Year 4	2,296.2	495.4	491.1	3,282.7
Year 5	1,881.9	509.8	302.7	2,694.4

2-5 years	7,692.8	1,939.4	1,256.6	10,888.8

After 5 years	2,463.6	9,902.2	167.0	12,532.8

Total adjustable-rate	$11,937.7	$12,234.7	$1,728.9	$25,901.3

Total before FSA(1)	$20,730.3	$12,356.5	$8,099.0	$41,185.8

(1) Includes initial direct costs and issuance premiums and discounts which were written off as part of FSA.

Financing and Leasing Assets Rollforward (dollars in millions)

	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Commercial Segments	Consumer	Total
Balance at December 31,
2009	$12,595.7	$11,914.5	$2,991.0	$8,874.4	$36,375.6	$9,717.7	$46,093.3
New business volume	1,203.7	1,116.1	–	2,190.9	4,510.7	–	4,510.7
Loan sales (pre-FSA)	(2,315.5)	(150.6)	–	(1,604.9)	(4,071.0)	(1,023.0)	(5,094.0)
Equipment sales (pre-FSA)	(245.4)	(371.2)	–	(428.0)	(1,044.6)	–	(1,044.6)
Depreciation (pre-FSA)	(25.2)	(546.2)	–	(358.8)	(930.2)	–	(930.2)
Gross charge-offs (pre-FSA)	(612.7)	(5.0)	(31.8)	(302.1)	(951.6)	(76.1)	(1,027.7)
Collections and other	(3,883.5)	(239.7)	(589.2)	(3,547.0)	(8,259.4)	(968.6)	(9,228.0)
Change in finance receivable
FSA discounts	2,055.8	125.7	17.4	488.8	2,687.7	672.6	3,360.3
Change in operating lease
FSA discounts	11.7	166.9	–	37.3	215.9	–	215.9
Balance at December 31,

2010	$8,784.6	$12,010.5	$2,387.4	$5,350.6	$28,533.1	$8,322.6	$36,855.7

Total Business Volumes (excluding factoring, dollars in millions)

	Years ended December 31
	CIT	Predecessor CIT
	2010	2009	2008
Corporate Finance	$1,203.7	$1,182.5	$6,269.6
Transportation Finance	1,116.1	1,246.1	2,755.1
Vendor Finance	2,190.9	4,593.1	8,183.2

Commercial Segments	4,510.7	7,021.7	17,207.9
Consumer	–	1.3	1,377.1
Total	$4,510.7	$7,023.0	$18,585.0

Factoring	$26,675	$31,088	$42,204

Although volume was below prior years, there were sequential quarterly increases during 2010. Transportation Finance volume reflects aircraft purchases, primarily from its order book. Vendor Finance declines reflects lower volume from joint ventures. The decrease in factoring volume in 2009 reflects the client’s concerns about CIT liquidity issues and bankruptcy. The further decline in 2010 reflects the residual impact of client terminations in late 2009 and further client departures in early 2010 prior to the stabilization of the business.

Receivables Sales (Pre-FSA excluding factoring, dollars in millions)

	Years ended December 31
	CIT	Predecessor CIT
	2010	2009	2008
Corporate Finance	$2,315.5	$1,604.3	$3,502.6
Transportation Finance	150.6	–	–
Vendor Finance	1,604.9	399.5	1,220.4

Commercial Segments	4,071.0	2,003.8	4,723.0
Consumer	1,023.0	79.7	79.1

Total	$5,094.0	$2,083.5	$4,802.1

Sales activity in 2010 includes loans in Europe, Canada and the U.S., including certain energy-related assets within Corporate Finance, certain non-strategic portfolios, including our Vendor Finance business in Australia and New Zealand, and a liquidating consumer portfolio in Vendor Finance, as well as student loans in Consumer. In 2009, due to market illiquidity and our focus on limiting new business, sales and syndication activities were sharply reduced from 2008 levels, except for sales of Corporate Finance loans done for liquidity purposes. Sales activity in 2008 included a sale of $1.4 billion of asset-based lending receivables sold in Corporate Finance.

CONCENTRATIONS

Ten Largest Accounts

Our ten largest financing and leasing asset accounts in the aggregate represented 7.6% of our total financing and leasing assets at December 31, 2010 (the largest account was less than 2.0%). Excluding student loans, the top ten accounts in aggregate represented 9.7% of total owned assets (the largest account totaled 2.4%).

The largest accounts were in Transportation Finance (airlines and rail), Trade Finance (retail) and Corporate Finance (healthcare).

The top ten accounts were 5.9% and 7.4% (excluding student loans) at December 31, 2009, and 5.2% and 6.3% (excluding student loans) at December 31, 2008.

Operating Lease Equipment by Segment

	At December 31
(dollars in millions)	CIT		Predecessor CIT
	2010	2009	2008
Transportation Finance – Aerospace(1)	$7,125.5	$6,506.3	$7,236.0
Transportation Finance – Rail and Other	3,493.3	3,582.9	4,248.5
Vendor Finance	434.7	685.4	958.5
Corporate Finance	83.2	137.3	263.4

Total	$11,136.7	$10,911.9	$12,706.4

(1) Aerospace includes commercial, regional and corporate aircraft and equipment.

At December 31, 2010, Transportation Finance had 238 commercial aircraft, and approximately 101,000 railcars and 450 locomotives on operating lease.

Geographic Concentrations

The following table represents the financing and leasing assets by obligor geography:

(dollars in millions)

	CIT				Predecessor CIT
	December 31, 2010		December 31, 2009		December 31, 2008
Midwest	$6,094.9	16.5%	$7,544.7	16.4%	$11,295.9	17.0%
Northeast	5,970.6	16.2%	7,770.9	16.9%	12,477.3	18.8%
West	5,120.6	13.9%	6,444.9	14.0%	10,043.8	15.2%
Southeast	4,030.2	10.9%	5,385.7	11.7%	8,076.6	12.2%
Southwest	3,205.5	8.7%	4,253.2	9.2%	6,435.9	9.7%

Total U.S.	24,421.8	66.2%	31,399.4	68.2%	48,329.5	72.9%
Canada	3,572.1	9.7%	3,896.8	8.4%	4,519.3	6.8%
Other international	8,861.8	24.1%	10,797.1	23.4%	13,406.1	20.3%

Total	$36,855.7	100.0%	$46,093.3	100.0%	$66,254.9	100.0%

The following table summarizes both state concentrations greater than 5.0% and international country concentrations in excess of 1.0% of our financing and leasing assets:

	CIT		Predecessor CIT
	December 31, 2010	December 31, 2009	December 31, 2008
State
California	6.9%	7.0%	7.7%
Texas	6.6%	7.1%	7.3%
New York	6.2%	6.3%	7.0%
All other states	46.5%	47.8%	50.9%

Total U.S.	66.2%	68.2%	72.9%

Country
Canada	9.7%	8.5%	6.8%
Australia	2.5%	2.2%	1.3%
England	2.4%	3.5%	3.8%
Mexico	2.3%	2.1%	1.9%
China	1.8%	1.6%	1.7%
Germany	1.4%	1.9%	2.1%
Brazil	1.3%	1.1%	1.4%
Spain	1.1%	1.1%	1.0%
All other countries	11.3%	9.8%	7.1%

Total International	33.8%	31.8%	27.1%

Industry Concentrations

The following table represents financing and leasing assets by industry of obligor:

(dollars in millions)

	CIT				Predecessor CIT
Industry	December 31, 2010		December 31, 2009		December 31, 2008
Student lending(1)	$8,280.9	22.5%	$9,584.2	20.8%	$12,173.3	18.4%
Commercial and regional airlines	7,743.3	21.0%	7,486.1	16.2%	8,631.9	13.0%
Manufacturing(2)	4,761.1	12.9%	6,246.7	13.6%	9,452.4	14.3%
Retail(3)	3,588.4	9.7%	4,386.9	9.5%	5,833.6	8.8%
Service industries	3,076.6	8.4%	4,158.2	9.0%	4,726.8	7.1%
Transportation(4)	2,151.1	5.9%	2,272.1	4.9%	2,953.7	4.5%
Healthcare	1,996.8	5.4%	2,272.6	4.9%	4,333.5	6.5%
Finance and insurance	839.8	2.3%	1,334.1	2.9%	1,629.3	2.5%
Communications	745.8	2.0%	1,312.7	2.8%	1,658.6	2.5%
Energy and utilities	638.8	1.7%	1,103.5	2.4%	1,678.0	2.5%
Wholesaling	456.9	1.2%	826.2	1.8%	1,303.2	2.0%
Consumer based lending – non-real estate	211.8	0.6%	1,222.9	2.7%	2,248.6	3.4%
Other (no industry greater than 2%) (5)	2,364.4	6.4%	3,887.0	8.4%	9,632.0	14.5%

Total	$36,855.7	100.0%	$46,093.2	100.0%	$66,254.9	100.0%

(1) See Student Lending section for further information

(2) At December 31, 2010, includes manufacturers of chemicals, including Pharmaceuticals (1.9%), food and kindred products (1.8%), followed by apparel (1.5%), and printing and publishing (1.3%).

(3) At December 31, 2010, includes retailers of apparel (3.4%), other (2.8%) and general merchandise (1.4%).

(4) Includes rail, bus, over-the-road trucking industries, business aircraft and shipping.

(5) Includes commercial real estate of $117 million, $223 million and $850 million at December 31, 2010, 2009 and 2008, respectively.

Aerospace

Commercial Aerospace Portfolio (dollars in millions)

	CIT				Predecessor CIT
	December 31, 2010		December 31, 2009		December 31, 2008
	Net Investment	Number	Net Investment	Number	Net Investment	Number
By Region:
Asia Pacific	$2,569.2	95	$2,272.9	91	$2,299.6	81
Europe	2,151.0	79	1,977.3	78	2,715.7	88
U.S. and Canada	1,212.1	68	955.4	68	1,188.7	70
Latin America	902.0	36	1,065.2	39	1,343.3	41
Africa / Middle East	731.8	20	692.7	20	552.4	14

Total	$7,566.1	298	$6,963.5	296	$8,099.7	294

By Manufacturer:
Airbus	$4,845.8	163	$4,305.5	150	$4,685.9	137
Boeing	2,702.0	135	2,650.7	146	3,387.2	156
Other	18.3	–	7.3	–	26.6	1

Total	$7,566.1	298	$6,963.5	296	$8,099.7	294

By Body Type (1):
Narrow body	$5,536.4	235	$5,268.2	238	$6,268.7	237
Intermediate	1,895.6	53	1,552.4	48	1,598.8	44
Wide body	115.8	10	135.7	10	205.6	12
Other	18.3	–	7.3	–	26.6	1

Total	$7,566.1	298	$6,963.5	296	$8,099.7	294

By Product:
Operating lease	$7,064.9	238	$6,418.2	232	$7,156.6	216
Loan	447.5	56	432.4	58	711.6	70
Capital lease	53.7	4	112.9	6	231.5	8

Total	$7,566.1	298	$6,963.5	296	$8,099.7	294

Number of accounts	100		103		108
Weighted average age of fleet (years)	5		6		5
Largest customer net investment	$692.4		$367.5		$376.8

(1)	Narrow body are single aisle design and consist primarily of Boeing 737 and 757 series and Airbus A320 series aircraft. Intermediate body are smaller twin aisle design and consist primarily of Boeing 767 series and Airbus A330 series aircraft. Wide body are large twin aisle design and consist primarily of Boeing 747 and 777 series and McDonnell Douglas DC10 series aircraft.

Our top five commercial aerospace outstandings totaled $1,563 million at December 31, 2010, all of which were to carriers outside the U.S. The largest individual outstanding exposure to a U.S. carrier at December 31, 2010 was $152.1 million.

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

See Note 18 — Commitments for additional information regarding commitments to purchase additional aircraft.

Student Lending (Student Loan Xpress or “SLX”)

Consumer includes our liquidating student loan portfolio. During 2010, we sold over $700 million in loans or approximately 8% of the portfolio, including the sale of substantially the entire private student loan portfolio. On January 4, 2011, CIT announced it had entered into an agreement to outsource the servicing of the student loan portfolio. The servicing is expected to be transferred by March 31, 2011. As a result, CIT will close its Xpress Loan Servicing offices in Cleveland and Cincinnati, Ohio.

See Note 7 — Long-Term Borrowings for description of related financings.

Finance receivables by product type are presented in the following table.

Student Lending Receivables by Product Type (dollars in millions)

	CIT		Predecessor CIT
	December 31,	December 31,	December 31,
	2010	2009	2008
Consolidation loans	$7,119.0	$7,559.3	$9,101.4
Other U.S. Government guaranteed loans	1,159.2	1,888.4	2,332.0
Private (non-guaranteed) loans and other	2.7	136.5	739.9

Total	$8,280.9	$9,584.2	$12,173.3

Delinquencies (sixty days or more)	$608.9	$658.8	$689.2
Top state concentrations (%)	35%	36%	36%
Top state concentrations	California, New York, Texas, Ohio, Pennsylvania

RISK MANAGEMENT

We are subject to a variety of risks that can manifest themselves in the course of the business that we operate in. We consider the following to be the principal forms of risk:

  Credit and asset risk (including lending, leasing, counterparty, equipment valuation and residual risk)

  Market risk (including interest rate and foreign currency)

  Liquidity risk

  Legal, regulatory and compliance risks (including compliance with laws and regulations)

  Operational risks (including process failures, data and systems, human resource risks and risks arising from external events)

Managing risk is essential to conducting our businesses and to our profitability. This includes establishing and enforcing policies, processes, procedures and limits to manage risk, as well as developing appropriate management information systems to identify, monitor and report on risks. We continue to enhance our risk management practices, including governance, measurement and monitoring.

SUPERVISION AND OVERSIGHT

Managing risk is essential to conducting our businesses and to our profitability. We continue to enhance our risk management practices, including governance, measurement and monitoring. We have hired a new Chief Financial Officer, Chief Risk Officer, Chief Credit Officer, Chief Auditor, a Head of Market, Asset & Liquidity Risk, and a Chief Compliance Officer. The Chief Risk Officer oversees credit risk, market risk, liquidity risk, asset risk, compliance risk and operations risk. The Company maintains a variety of management committees responsible for risk monitoring and supervision. The Enterprise Risk Committee (“ERC”) provides guidance, supervision and oversight for the corporate-wide risk management process. The ERC approves and oversees the Company’s risk management policies, procedures and overall risk profile. The Asset Liability Committee (ALCO) oversees the management of balance sheet risks, including liquidity, interest rate and foreign currency risk. The ALCO also approves market risk policies as well as overall funding strategies. The Risk Management Committee of our Board of Directors oversees credit, market, liquidity, asset and operations risk management practices. The Audit Committee of the Board of Directors oversees financial, legal, and compliance risk management practices.

The Credit Risk Management (CRM) group, which reports to the Chief Risk Officer (CRO), oversees and manages credit risk throughout CIT. This group is run by the Chief Credit Officer (CCO), and includes the heads of credit for each business unit, the head of Problem Loan Management, as well as credit policy. The Corporate Credit Committee, Credit Policy Committee and Criticized Asset Committees report into the CCO.

The risk management function includes an independent loan risk review function, which reports to the CRO. The loan risk review group reviews credit management processes at each business and monitors compliance with corporate policies. The loan risk review group tests for adherence with credit policies and procedures and for inappropriate credit practices, including problem account identification and reporting. They also review credit grading, non-accruals and charge-off practices.

CREDIT AND ASSET RISK

Lending

The extension of credit, through our lending and leasing activities, is the fundamental purpose of our businesses. As such, the credit management process, for CIT Bank and other holding company entities, is centralized under Firm Risk Management and is focused on the maintenance of comprehensive credit risk management practices, ranging from underwriting, on-going monitoring and collections. We review and monitor credit exposures on an ongoing basis to identify, as early as possible, customers that are experiencing declining creditworthiness or financial difficulty. We evaluate reserves through our Allowance for Loan Losses (ALLL) process for performing loans, non-accrual loans, as well as establishing non-specific reserves from time to time to cover portfolio concerns. We monitor concentrations by borrower, industry, geography and equipment type. We set or modify credit authorities, including Risk Acceptance Criteria as conditions warrant, based on borrower risk, collateral, industry risk portfolio size and concentrations, credit concentrations and risk of substantial credit loss. We evaluate our collateral and test for asset impairment based upon projected cash flows and relevant market data with any impairment in value charged to earnings.

Our underwriting policies, procedures and practices, combined with credit judgment and quantitative tools, evaluate financing and leasing assets for credit and collateral risk during the credit granting process and periodically after the advancement of funds. These set forth our underwriting parameters based on: (1) Target Market Definitions, which delineate risk by market, industry, geography and product, and (2) Risk Acceptance Criteria, which detail acceptable structures, credit profiles and risk-adjusted returns. Our policies and procedures consider restrictions on banking activities and are appropriately tailored for CIT Bank and other similarly-regulated entities. CIT Bank management independently approves loans originated in the Bank.

We capture and analyze credit risk based on probability of obligor default (PD) and loss given default (LGD). Probability of default is determined by evaluating borrower creditworthiness, including analyzing credit history, financial condition, cash flow adequacy, financial performance and management quality. Loss given default ratings, which estimate loss if an account goes into default, are predicated on transaction structure, collateral valuation and related guarantees (including recourse to manufacturers, dealers or governments).

We have executed offsetting derivative transactions with our customers as a service to our customers in order to mitigate their interest rate and currency risks. The counterparty credit exposure related to these transactions is monitored and evaluated as part of our credit risk management process.

Commercial Lending and Leasing. Commercial credit management begins with the initial evaluation of credit risk and underlying collateral at the time of origination and continues over the life of the finance receivable or operating lease, including normal collection, recovery of past due balances and liquidating underlying collateral.

Credit personnel review potential borrowers’ financial condition, results of operations, management, industry, customer base, operations, collateral and other data, such as third party credit reports, to evaluate the customer’s borrowing and repayment ability. Transactions are graded by PD and LGD, as described above. Credit facilities are subject to our overall credit approval and underwriting guidelines and are issued commensurate with credit evaluation performed on each borrower, as well as portfolio concentrations.

Small Ticket Lending and Leasing. For certain small-ticket lending and leasing transactions, we employ automated credit scoring models (scorecards). The models evaluate, among other things, financial performance metrics, length of time in business, industry category and geography, and are used to assess a potential borrower’s credit standing and repayment ability, including the value of collateral. We utilize external credit bureau scoring, when available, behavioral models, as well as judgment in the credit adjudication and collection processes.

We evaluate the small ticket leasing portfolio using delinquency vintage curves and other tools to analyze trends and credit performance by transaction type, including analysis of specific credit characteristics and selected subsets of the portfolios. Adjustments to credit scorecards and lending programs are made periodically based on these evaluations. Individual underwriters are assigned credit authority based upon experience, performance and understanding of underwriting policies of small-ticket leasing operations. A credit approval hierarchy exists to ensure that an underwriter with the appropriate level of authority reviews applications.

     Derivative Counterparty Risk

We enter into interest rate and currency swaps and foreign exchange forward contracts as part of our overall risk management practices. We assess and manage the external and internal risks associated with these derivative instruments in accordance with the overall operating policies established by our ERC and its credit sub-committees, the ALCO and the Risk Management Committee of our Board of Directors. External risk is defined as those risks outside of our direct control, including counterparty credit risk, liquidity risk, systemic risk, legal risk and market risk. Internal risk relates to those operational risks within the management oversight structure and includes actions taken in contravention of CIT policy.

The primary external risk of derivative instruments is counterparty credit exposure, which is defined as the ability of a counterparty to perform financial obligations under the derivative contract. We control credit risk of derivative agreements through counterparty credit approvals, pre-established exposure limits and monitoring procedures.

The Corporate Credit Committee, in conjunction with Firm Risk Management, approves each counterparty, and establishes exposure limits based on credit analysis of each counterparty. Derivative agreements are generally entered into with major money center financial institutions rated investment grade by nationally recognized rating agencies.

     Equipment and Residual Risk

Asset risk in our leasing business is evaluated and managed in the business units and overseen by Firm Risk Management. Our business process consists of: 1) setting residual values at transaction inception; 2) systematic residual value reviews; and 3) monitoring of actual levels of residual realizations. Residual realizations, by business and product, are reviewed as part of our quarterly financial and asset quality review. Reviews for impairment are performed at least annually.

MARKET RISK

We monitor exposure to market risk by analyzing the impact of potential interest rate and foreign exchange rate changes on financial performance. We consider factors such as the economy, customer prepayment trends and repricing characteristics of assets and liabilities. During 2010, CIT implemented a vendor-supplied asset/liability management system to replace the previously used, internally developed system. The system provides greater analytical capabilities to assess and measure the effects of various market rate scenarios upon the Company’s financial performance.

     Interest Rate Risk

At December 31, 2010, the Company’s loan, lease, and investment portfolio was split evenly, in principal amount, between fixed and floating rate transactions, while our interest-bearing liabilities were predominately fixed rate based. As a result, our portfolio is in an asset sensitive position, as our assets will re-price faster than our liabilities. Therefore, our net interest margin may increase if interest rates rise, or decrease should interest rates decline. The following table summarizes the composition of interest rate sensitive assets and liabilities.

	Fixed Rate	Floating Rate

Assets	48%	52%
Liabilities	80%	20%

We evaluate and monitor interest rate risk through two primary metrics.

  Net Interest Income (NII), which measures the impact of hypothetical changes in interest rates on net interest income.

  Economic Value of Equity (EVE), which measures the net economic value of equity by assessing market value of assets, liabilities and derivatives.

A wide variety of potential interest rates scenarios are simulated within our asset/liability management system. Rates are shocked up and down by up to 400 basis points via a set of scenarios that include both parallel and non-parallel interest rate movements. Scenarios are also run to capture our sensitivity to changes in the shape of the yield curve (such as yield curve twists, ramps, and steepeners). In addition, we evaluate the sensitivity of these results to a number of key assumptions such as credit quality and prepayments. NII and EVE limits have been set and are monitored for certain of the key scenarios.

The table below summarizes the results of simulation modeling produced by our recently implemented asset/liability management system. The results reflect the percentage change in net interest income and economic value of equity over the next twelve months assuming an immediate 100 basis point parallel increase and decrease in interest rates.

Percentage Change	+100bps	-100bps

Net Interest Income	18.0%	(6.5)%
Economic Value of Equity	3.1%	(0.5)%

The simulation modeling assumes we take no action in response to the assumed changes in interest rates. Our net interest income is asset sensitive to a parallel shift in interest rates at December 31, 2010.

Although we believe that these measurements provide an estimate of our interest rate sensitivity, they do not account for potential changes in credit quality, size, competition and prepayment characteristics of our balance sheet. They also do not account for other business developments that could affect net income, or for management actions that could affect net income, or for management actions that could be taken to change our risk profile. Accordingly, we can give no assurance that actual results would not differ materially from the estimated outcomes of our simulations. Further, such simulations do not represent our current view of expected future interest rate movements.

     Foreign Currency Risk

We have historically sought to hedge the transactional exposure of our non-dollar denominated activities, comprised of foreign currency loans to foreign subsidiaries, through local currency borrowings. To the extent such borrowings were unavailable, we have utilized derivative instruments (foreign currency exchange forward contracts and cross currency swaps) to hedge our non-dollar denominated activities. Additionally, we have utilized derivative instruments to hedge the translation exposure of our net investments in foreign operations.

The Plan of Reorganization resulted in non-dollar denominated debt being exchanged for U.S. dollar debt. Most of the Company’s outstanding derivative instruments that hedged interest rate and foreign exchange rate risk were terminated. This resulted in the re-opening of foreign exchange exposures that had previously been hedged through former debt and derivative instruments. Our non-dollar denominated loans are now largely funded with U.S. dollar denominated debt and equity, which, if unhedged, would cause foreign currency transactional and translational exposures. We target to hedge these exposures through derivative instruments. Approved limits are monitored to facilitate the active management of our foreign currency position. Included among the limits are guidelines, which measure both Transactional and Translational exposure based on potential currency rate scenarios. Unhedged exposures may cause changes in earnings or the equity account. We look to reinstate local currency borrowing as opportunities arise.

     Liquidity Risk

Our liquidity risk management and monitoring process is designed to ensure the availability of adequate cash resources and funding capacity to meet our obligations. Our overall liquidity management strategy is intended to ensure ample liquidity to meet expected and contingent funding needs under both normal and stress environments. Consistent with this strategy, we maintain large pools of highly liquid cash investments. Additional sources of liquidity are secured funding programs and the collection of portfolio assets originated in the normal course of business.

We utilize a series of measurement tools to assess and monitor the level and adequacy of our liquidity position, liquidity conditions and trends. The primary tool is a cash forecast designed to identify material mismatches in cash flows. Stress scenarios are applied to measure the resiliency of the liquidity position and to identify stress points requiring remedial action. Also included among our liquidity measurement tools is an early warning system that monitors key macro-environmental and company specific metrics that serve as early warning signals of potential impending liquidity stress events.

Approved liquidity limits and guidelines are monitored to facilitate the active management of our funding and liquidity position. Among the limits and guidelines measured are minimum cash investment balances, sources of available liquidity relative to short term debt maturities and other funding commitments, cash flow coverage ratios, monitoring of undrawn customer lines and other contingent liquidity risks, and debt maturity profile.

Integral to our liquidity management practices is our contingency funding plan, which directs actions and protocols under liquidity stress conditions, whether they be idiosyncratic or systemic in nature. The objective of the plan is to ensure an adequately sustained level of liquidity under both normal and stress conditions.

REGULATORY COMPLIANCE RISK

Corporate Compliance is responsible for programs and processes to evaluate and monitor compliance with key laws and regulations pertaining to our business and to monitor compliance with the ethical standards of the Company.

The Corporate Compliance function provides leadership, guidance and oversight to help business units and staff functions identify applicable laws and regulations and implement effective measures to meet the requirements. Awareness of compliance responsibilities have been set by senior management, the “Code of Business Conduct” and compliance training programs. Corporate Compliance has developed policies and Business Unit Compliance Officers work with each business unit to ensure that procedures are developed that are appropriate to comply with these policies. Corporate Compliance also provides and monitors mandatory employee training programs.

Corporate Compliance, led by the Chief Compliance Officer, is responsible for setting the overall global compliance framework and standards, using a risk based approach to identify key compliance obligations. The head of each business and staff function is responsible for ensuring compliance. Corporate Compliance reports to the Chief Risk Officer and to the Audit Committee of the Board of Directors.

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

Operational risk is largely controlled within the individual business units. The head of each business and staff function is responsible for maintaining an effective system of internal controls. Our internal audit department monitors and tests the overall effectiveness of internal control and operational systems on an ongoing basis and reports results to senior management and to the Audit Committee of the Board. Oversight of the operational risk management function is provided by Firm Risk Management, the Operations and Information Technology Risk Committee, the Enterprise Risk Committee and the Risk Management Committee of the Board of Directors.

FUNDING, LIQUIDITY AND CAPITAL

Portfolio collections provide a meaningful source of liquidity. The Company maintains cash as an additional liquidity source. Cash has been maintained at elevated levels throughout 2010 to permit the Company to satisfy funding and other operating obligations, while also providing protection against unforeseen stress events such as unanticipated funding obligations, including customer line draws, or disruptions to capital markets or other funding sources. At December 31, 2010, cash was comprised of $6.3 billion at the BHC, $1.3 billion at CIT Bank, $1.0 billion at operating subsidiaries, and $2.6 billion in restricted cash.

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

See Note 7 — Long-Term Borrowings.

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

During 2010, we repaid $4.5 billion of the First Lien Facilities. In August 2010, we refinanced the remaining $3 billion by amending and extending the First Lien Facilities, which was accounted for as a modification. As a result, the first lien debt (the “Amended First Lien Facility”) now matures in August 2015 and carries an interest rate of LIBOR + 4.50% with a 1.75% LIBOR floor. In conjunction with the refinancing, certain existing covenants associated with the First Lien Facilities were also amended.

The Amended First Lien Facility is generally secured by a first lien on substantially all U.S. assets that are not otherwise pledged to secure the borrowings of special purpose entities as described above under “Secured Borrowings”, 65% of the voting and 100% of the non-voting stock of first-tier foreign subsidiaries, and between 44% and 65% of certain other non-U.S., non-regulated subsidiaries. The Amended First Lien Facility is subject to a collateral coverage covenant (based on CIT’s book value in accordance with GAAP) of 2.5x the outstanding loan balance, tested quarterly and upon certain transfers, dispositions or releases of collateral. The Amended First Lien Facility also contains a number of additional covenants, some of which do not impose restrictions on the Company if CIT continues to maintain a collateral coverage ratio of 2.75x or greater. At December 31, 2010, the collateral coverage ratio was 4.58x.

Series A and B Notes

On December 10, 2009, pursuant to the Plan of Reorganization the Company issued $21.04 billion principal amount of its 7.0% Series A Second-Priority Secured Notes due each year from 2013 to 2017 (the “Series A Notes”) and Delaware Funding issued approximately $2.15 billion principal amount of its 10.25% Series B Second-Priority Secured Notes due each year from 2013 to 2017 (the “Series B Notes”).

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

In late October and early November 2010, CIT redeemed approximately $1.4 billion of the 10.25% Series B Second Lien Notes that mature from 2013 through 2016 using available cash at the BHC. As provided under the terms of the Series B Notes, the redemption price was 103.5% of the aggregate principal amount redeemed. On January 4, 2011, CIT redeemed the remaining principal balance of Series B Notes at a redemption price of 102% of the aggregate principal amount redeemed. On January 31, 2011, CIT redeemed $500 million principal balance of Series A Notes at a redemption price of 102% of the aggregate principal amount redeemed. On February 28, 2011, CIT announced its intention to redeem on March 31, 2011, $500 million principal balance of CIT’s Series A Notes maturing in 2013 at a redemption price of 102% of the aggregate principal amount redeemed.

See Note 7 — Long-Term Borrowings for additional terms of the facilities.

Other Secured Borrowings

At December 31, 2010, we had other secured borrowings of $11.0 billion, comprised largely of securitization financings. This amount declined from $14.3 billion at December 31, 2009 as borrowings on new facilities described below were more than offset by repayments on existing structures corresponding to receivable runoff and sales of underlying assets.

At December 31, 2010, a total of $3,468.8 million, after FSA, of financing and leasing assets, comprised of $1,740.9 million in Corporate Finance, $608.6 million in Consumer and $1,119.3 million in commercial aerospace in Transportation Finance, were pledged in conjunction with $2,144.4 million in secured debt issued to investors under the $2,125 million Goldman Sachs International (“GSI”) facility. The utilized notional amount of the GSI Facility is $1,515.1 million at December 31, 2010. Unsecured counterparty receivable of $534.5 million, net of FSA, is owed to CIT from GSI for debt discount, return of collateral posted to GSI and settlements resulting from market value changes to asset-backed securities underlying the structure at December 31, 2010. Collateral amounts required under this agreement will fluctuate with market values of the underlying securities. Actual terms of the facility, including facility usage and collateral coverage are measured on a pre-FSA basis.

We successfully entered into approximately $3 billion of new secured funding transactions during 2010 including:

  On March 29, 2010, we closed a $1 billion committed U.S. Vendor Finance securitization facility with Barclays Bank PLC, as Administrative Agent, and three additional banks, as committed lenders. The revolving period expires in March 2011 and the final maturity is in 2018.

  On March 11, 2010, we closed a $667 million securitization, backed by a pool of equipment leases originated by CIT Vendor Finance. The Class A notes under the securitization constitute eligible collateral under the Federal Reserve Bank of New York’s Term Asset-Backed Securities Loan Facility (TALF).

  On June 25, 2010, we closed a $650 million committed Trade Finance securitization facility with Citibank, N.A. as Administrative Agent, and Deutsche Bank AG, New York Branch as an additional committed lender. The commitment period expires in June 2011.

  During the third and fourth quarters, we received approximately $300 million in aggregate proceeds through an existing facility guaranteed by the European Export Credit Agencies (“ECA”) secured by several Airbus aircraft that were delivered earlier this year.

  On June 24, 2010, we closed a £100 million committed UK Vendor Finance securitization facility with Deutsche Bank AG, London Branch, as Facility Agent and committed lender. The revolving period expires in June 2011 and the final maturity is in 2018.

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

During 2010 (prior to the amendment and extension of the First Lien Facilities), as permitted under the Second Lien Notes, CIT used approximately $1,710.5 million of Cash Sweep balances to prepay the First Lien Facilities. The Cash Sweep account had a $1,229.8 million balance at December 31, 2010, which is included in restricted cash.

Debt Ratings

We obtained new debt ratings in 2010. Our current debt ratings, which are unchanged from September 30, 2010, are presented in the following table.

Debt Ratings as of December 31, 2010

	S&P Ratings Services	Moody’s Investors Service	DBRS
Issuer / Counterparty Credit Rating	B+/B	B3	B (High)
1st Lien Debt Rating	BB	B1	BB (High)
2nd Lien Debt Rating (Series A/B)	B+	B3	B (High) /BB (Low)
Outlook / Trend	Positive	Stable	Positive

Debt ratings can influence the cost and availability of short- and long-term funding, the terms and conditions on which such funding may be available, the collateral requirements, if any, for borrowings and certain derivative instruments, the acceptability of our letters of credit, and the number of investors and counterparties willing to lend to the Company. A decrease, or potential decrease, in credit ratings could impact access to the capital markets and/or increase the cost of debt, and thereby adversely affect liquidity and financial condition.

In general, rating agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix, level and quality of earnings, and the current legislative and regulatory environment, including implied government support. In addition, rating agencies themselves have been subject to scrutiny arising from the financial crisis and could make or be required to make substantial changes to their ratings policies and practices, particularly in response to legislative and regulatory changes, including as a result of provisions in Dodd-Frank. Potential changes in the legislative and regulatory environment and the timing of those changes could impact our ratings, which as noted above, could impact our liquidity and financial condition.

A security rating is not a recommendation to buy, sell or hold securities, and the ratings are subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

Contractual Payments and Commitments

The following tables summarize significant contractual payments and contractual commitment expirations at December 31, 2010. Certain amounts in the payments table are not the same as the respective balance sheet totals as this table is before FSA, in order to better reflect projected contractual payments. Likewise, actual cash flows will vary materially from those depicted in the payments table as further explained in the table footnotes.

Payments by Year, for the twelve months ended December 31(1) (dollars in millions)

	Total	2011	2012	2013	2014	2015+
Secured borrowings(2)	$11,967.2	$2,379.7	$1,251.2	$1,223.3	$911.7	$6,201.3
Secured credit facility and expansion credit facility
(Refinanced)	3,000.0	–	–	–	–	3,000.0
Other debt	223.9	54.4	23.4	8.0	0.4	137.7
Series A Notes(3)	21,040.0	500.0	–	1,604.0	3,156.0	15,780.0
Series B Notes(4)	752.2	752.2	–	–	–	–

Total Long-term borrowings	36,983.3	3,686.3	1,274.6	2,835.3	4,068.1	25,119.0

Deposits	4,497.7	1,230.7	1,260.0	817.8	709.1	480.1
Credit balances of factoring clients	935.3	935.3	–	–	–	–
Lease rental expense	295.4	34.0	32.5	31.2	30.0	167.7

Total contractual payments	$42,711.7	$5,886.3	$2,567.1	$3,684.3	$4,807.2	$25,766.8

(1) Projected payments of debt interest expense and obligations relating to postretirement programs are excluded.

(2) Includes non-recourse secured borrowings, which are generally repaid in conjunction with the pledged receivable maturities.

(3) Series A Notes for the twelve months ended December 31, 2011 reflect redemption of $500 million. Series A Notes for the twelve months ended December 31, 2013 include $500 million of principal balance, which CIT on March 1, 2011 has announced will be redeemed on March 31, 2011.

(4) Series B Notes payments for the twelve months ended December 31, 2011 reflect redemption of 2017 maturities.

Commitment Expiration by twelve month periods ended December 31 (dollars in millions)

	Total	2011	2012	2013	2014	2015+
Financing commitments(1)	$2,406.5	$285.3	$686.0	$688.0	$323.5	$423.7
Aerospace manufacturer purchase
commitments(2)	5,701.4	796.6	604.7	784.5	481.2	3,034.4
Letters of credit	383.7	155.4	61.3	57.2	50.2	59.6
Deferred purchase credit protection
agreements	1,667.9	1,667.9	–	–	–	–
Guarantees, acceptances and other
recourse obligations	25.8	14.1	4.9	6.8	–	–
Liabilities for unrecognized tax
obligations(3)	451.6	30.0	421.6	–	–	–

Total contractual commitments	$10,636.9	$2,949.3	$1,778.5	$1,536.5	$854.9	$3,517.7

(1) Financing commitments do not include certain unused, cancelable lines of credit to customers in connection with third-party vendor programs, which can be reduced or cancelled by CIT at any time without notice.

(2)	Aerospace commitments are net of amounts on deposit with manufacturers.

(3)	The balance cannot be estimated past 2011; therefore the remaining balance is reflected in 2012.

Financing commitments declined from $3.7 billion at December 31, 2009, to $2.4 billion at December 31, 2010, reflecting reduced origination activity, the expiration and utilization of financing commitments, and receivable sales. At December 31, 2010, unfunded commitments related to lead agented asset-based loans totaled $377 million, down from $674 million at December 31, 2009. The financing commitments above exclude approximately $1.0 billion of commitments that were not available for draw due to requirements for collateral availability or covenant conditions existing at December 31, 2010.

At December 31, 2010, substantially all financing commitments were senior facilities, with approximately 50% secured by equipment or other assets and the remainder comprised of unsecured facilities relying upon cash-flow or enterprise value. CIT is lead agent in 36% of the facilities. Most of our undrawn and available financing commitments are in Corporate Finance. The top ten undrawn commitments totaled $389 million.

Risk Weighted Assets

For a BHC, capital adequacy is based upon risk-weighted asset ratios calculated in accordance with quantitative measures established by the Federal Reserve. Under these guidelines, certain commitments and off-balance sheet transactions are assigned asset equivalent balances, and together with on-balance sheet assets, are divided into risk categories, each of which is assigned a risk weighting ranging from 0% (for example U.S. Treasury Bonds) to 100% (for example commercial loans). The reconciliation of balance sheet assets to risk-weighted assets are presented below:

Risk-Weighted Assets (dollars in millions)

	December 31, 2010	December 31, 2009	Predecessor December 31, 2008
Balance sheet assets	$50,958.2	$60,027.4	$80,448.9
Risk weighting adjustments to balance sheet assets(1)	(16,029.5)	(15,786.1)	(13,352.4)
Off balance sheet items(2)	9,248.0	10,170.0	12,306.7

Risk-weighted assets	$44,176.7	$54,411.3	$79,403.2

(1) 2009 and 2008 includes risk weighting for retained interests in securitized assets to reflect the associated off-balance sheet assets.

(2) Primarily reflects commitments to purchase aircraft and for unused lines of credit and letters of credit. See Note 12 — Regulatory Capital for more information.

Regulatory Capitalization

The Company is subject to various regulatory capital requirements set by the Federal Reserve Board. CIT committed to its regulators to maintain a 13% Total Capital Ratio at the BHC and a 15% Tier 1 Leverage Ratio at CIT Bank for at least three years. Consummation of our Plan of Reorganization in December 2009 improved our capital levels such that post emergence CIT’s Total Capital ratio is above the required level.

Regulatory Capital and Ratios (dollars in millions)

	CIT December 31, 2010	CIT December 31, 2009	Predecessor CIT December 31, 2008
Tier 1 Capital
Total stockholders’ equity	$8,916.0	$8,400.0	$8,124.3
Effect of certain items in accumulated other comprehensive loss
excluded from Tier 1 Capital	(3.3)	–	138.5

Adjusted total equity	8,912.7	8,400.0	8,262.8
Qualifying non-controlling interests	–	–	33.0
Less: Goodwill	(277.4)	(277.4)	(568.1)
Disallowed intangible assets	(119.2)	(225.1)	(130.5)
Investment in certain subsidiaries	(33.4)	(2.8)	(22.0)
Other Tier 1 components(1)	(65.2)	(98.5)	(76.4)

Tier 1 Capital	8,417.5	7,796.2	7,498.8
Tier 2 Capital
Long-term debt and other instruments qualifying as Tier 2 Capital	–	–	1,899.0
Qualifying reserve for credit losses	416.2	–	993.8
Investment in certain subsidiaries	(33.4)	–	(21.9)
Other Tier 2 components(2)	0.2	–	–

Total qualifying capital	$8,800.5	$7,796.2	$10,369.7

Risk-weighted assets	$44,176.7	$54,411.3	$79,403.2

BHC Ratios
Tier 1 Capital Ratio	19.1%	14.3%	9.4%
Total Capital Ratio	19.9%	14.3%	13.1%
Tier 1 Leverage Ratio	16.2%	11.3%	9.6%
CIT Bank Ratios
Tier 1 Capital Ratio	57.4%	45.0%	22.2%
Total Capital Ratio	57.7%	45.0%	23.5%
Tier 1 Leverage Ratio	24.2%	15.9%	15.8%

(1) Includes the portion of net deferred tax assets that does not qualify for inclusion in Tier 1 capital based on the capital guidelines and the Tier 1 capital charge for nonfinancial equity investments.

(2) Banking organizations are permitted to include in Tier 2 Capital up to 45% of net unrealized pretax gains on available-for-sale equity securities with readily determinable fair values.

Regulatory capital guidelines are based on the Capital Accord of the Basel Committee on Banking Supervision (Basel I). We compute capital ratios in accordance with Federal Reserve capital guidelines for assessing adequacy of capital. To be well capitalized, a BHC generally must maintain Tier 1 and Total Capital Ratios of at least 6% and 10%, respectively. The Federal Reserve Board also has established minimum guidelines. The minimum ratios are: Tier 1 Capital Ratio of 4.0%, Total Capital Ratio of 8.0% and Tier 1 Leverage Ratio of 4.0%. In order to be considered a “well capitalized” depository institution under FDIC guidelines, CIT Bank must maintain a Tier 1 Capital Ratio of at least 6%, a Total Capital Ratio of at least 10%, and a Tier 1 Leverage Ratio of at least 5%.

CIT BANK

CIT Bank continues to broaden its origination and underwriting capabilities, consistent with Company objectives. CIT Bank originated approximately 40% of the total CIT U.S. funded volume in 2010. That figure increased sequentially each quarter, rising to over 50% in the fourth quarter. Committed loan volume increased to $675 million in the fourth quarter from $314 million in the third quarter, of which $370 million was funded. Committed volume for the full year was $1.2 billion, of which $693 million was funded.

The Bank reported net income of $101 million for 2010, driven primarily by net finance revenue and includes a gain on sale of government-guaranteed student loans.

Total assets at December 31, 2010 were $7.1 billion. Total loans of $5.2 billion consisted of $3.7 billion of consumer loans, primarily government-guaranteed student loans and $1.5 billion of commercial loans. Deposits, primarily brokered CD’s, totaled $4.5 billion, and secured debt was $0.6 billion at December 31, 2010. At December 31, 2009, CIT Bank’s total assets were $9.0 billion, up from $3.4 billion at December 31, 2008 and deposits totaled $5.2 billion, up from $2.9 billion at December 31, 2008. The increase in assets during 2009 resulted from the transfer of government-guaranteed student loans and accrued interest totaling $5.7 billion. In consideration for this asset transfer, the bank assumed $3.5 billion of related debt, and paid approximately $1.6 billion of cash to CIT Group Inc.

The Tier 1 Capital ratio was 57.4% and Tier 1 Leverage ratio was 24.2% at December 31, 2010. CIT Bank’s Tier 1 Capital and Tier 1 Leverage Ratios (after FSA) were 45.0% and 15.9% at December 31, 2009, and 22.2% and 15.8%, respectively, at December 31, 2008. CIT Bank is subject to various regulatory capital requirements set by the FDIC. The Bank committed to its regulators to maintain for at least three years a Tier 1 Leverage Capital Ratio of at least 15%.

The following presents condensed financial information for CIT Bank.

CONDENSED BALANCE SHEETS (dollars in millions)

	December 31, 2010	December 31, 2009
ASSETS:
Net loans	$5,224.2	$6,467.3
Assets held for sale	16.6	34.0
Cash and deposits with banks	1,299.1	1,705.4
Other assets	512.8	748.1

Total Assets	$7,052.7	$8,954.8

LIABILITIES AND EQUITY:
Long-term borrowings, including deposits	$5,186.5	$7,285.1
Other liabilities	34.0	54.4

Total Liabilities	5,220.5	7,339.5

Total Stockholders’ Equity	1,832.2	1,615.3

Total Liabilities and Equity	$7,052.7	$8,954.8

CONDENSED STATEMENTS OF OPERATIONS (dollars in millions)

Years Ended	December 31, 2010	December 31, 2009
Year Ended December 31, 2010
Interest income	$308.9	$278.1
Interest expense	(114.9)	(264.1)

Net interest revenue	194.0	14.0
Provision for credit losses	(24.1)	(32.1)

Net interest revenue, after credit provision	169.9	(18.1)
Total other income	35.3	47.6

Total net revenue, net of interest expense and credit provision	205.2	29.5
Total other expenses	(40.7)	(60.3)

Income (loss) before income taxes	164.5	(30.8)
Benefit (provision) for income taxes	(63.5)	10.8

Net income (loss)	$101.0	$(20.0)

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect reported amounts of assets and liabilities, reported amounts of income and expense and the disclosure of contingent assets and liabilities. The following estimates, which are based on relevant information available at the end of each period, include inherent risks and uncertainties related to judgments and assumptions made. We consider the estimates to be critical in applying our accounting policies, due to the existence of uncertainty at the time the estimate is made, the likelihood of changes in estimates from period to period and the potential impact on the financial statements.

Management believes that the judgments and estimates utilized in the following critical accounting estimates are reasonable. We do not believe that different assumptions are more likely than those utilized, although actual events may differ from such assumptions. Consequently, our estimates could prove inaccurate, and we may be exposed to charges to earnings that could be material.

Fresh Start Accounting was adopted upon emergence from bankruptcy. FSA recognizes that CIT has a new enterprise value following its emergence from bankruptcy and requires asset values to be re-measured using fair value, which was allocated in accordance with accounting requirements for business combinations. The excess of reorganization value over the fair value of tangible and intangible assets was recorded as goodwill. In addition, FSA also requires that all liabilities, other than deferred taxes, be stated at fair value. Deferred income taxes are determined in conformity with relevant accounting requirements. Fair values of assets and liabilities represent our best estimates based on the use of independent appraisals and financial consultant valuations. Where the foregoing were not available, industry data and trends or references to relevant market rates and transactions were used. These estimates and assumptions are inherently subject to uncertainties and contingencies beyond our reasonable control. See Notes 1 and 25 of Item 8 for additional information.

Allowance for Loan Losses – The allowance for loan losses on finance receivables reflects estimated amounts for loans originated subsequent to the Emergence Date, additional amounts required on loans that were on the balance sheet at the Emergence Date for subsequent changes in circumstances and amounts related to loans brought on balance sheet from previously unconsolidated entities. As a result of FSA, the allowance for loan losses balance at December 31, 2009 was eliminated and, together with fair value adjustments to loans and lease receivables, effectively re-characterized as either non-accretable or accretable discount. The non-accretable component represents contractually required payments receivable in excess of the amount of cash flows expected to be collected for loans with evidence of credit impairment. The accretable discount, which largely reflects the difference between contractual interest rates and market interest rates on the portfolio at the emergence date, is recognized in accordance with the effective interest method, or on a basis approximating a level rate of return, as a yield adjustment to loans and capital leases over the remaining lives of the respective assets and reflected in interest income.

The allowance for loan losses is intended to provide for losses inherent in the portfolio, which requires the application of estimates and significant judgment as to the ultimate outcome of collection efforts and realization of collateral values, among other things. Therefore, changes in economic conditions or credit metrics, including past due and non-accruing accounts, or other events affecting specific obligors or industries, may necessitate additions or reductions to the reserve for credit losses.

The allowance for loan losses is reviewed for adequacy based on portfolio collateral values and credit quality indicators, including charge-off experience, levels of past due loans and non-performing assets, evaluation of portfolio diversification and concentration as well as economic conditions. We review finance receivables periodically to determine the probability of loss, and record charge-offs after considering such factors as delinquencies, the financial condition of obligors, the value of underlying collateral, as well as third party credit enhancements such as guarantees and recourse to manufacturers. This information is reviewed on a quarterly basis with senior management, including the Chief Risk Officer, Chief Credit Officer, and Controller, among others, as well as the Audit and Risk Management Committees, in order to set the reserve for credit losses.

The allowance for loan losses on finance receivables originated as of or subsequent to emergence is determined based on three key components: (1) specific allowances for loans that are impaired, based upon the value of underlying collateral or projected cash flows, (2) allowances for estimated losses inherent in the portfolio based upon historical and projected charge-offs, and (3) allowances for estimated losses inherent in the portfolio based upon economic risks, industry and geographic concentrations, and other factors. Historical loss rates are based on one to three-year averages, which are consistent with our portfolio life and provide what we believe to be, appropriate weighting for current loss rates. The process involves estimates and a high degree of management judgment. See Reserves for Credit Losses for additional information.

Impaired Loans – Loan impairment is measured based upon the difference between the recorded investment in each loan and either the present value of the expected future cash flows discounted at each loan’s effective interest rate (the loan’s contractual interest rate adjusted for any deferred fees or costs/discount or premium at the date of origination/acquisition) or if a loan is collateral dependent, the collateral’s fair value. When impairment for a loan is determined to be probable by CIT, the measurement will be based on the fair value of the collateral. The determination of impairment involves management’s judgment and the use of market and third party estimates regarding collateral values. Valuations of impaired loans and corresponding impairment affect the level of the reserve for credit losses.

Fair Value Determination – At December 31, 2010, only selected assets and liabilities, including derivatives and certain equity investments were measured at fair value. With the adoption of FSA, all of our assets and liabilities at December 31, 2009 were stated at fair value.

We determine fair value according to the following hierarchy: first, comparable market prices to the extent available (level 1); second, internal valuation models that utilize observable market data as input variables (level 2); and lastly, internal valuation models that utilize management’s assumptions about market participant assumptions (unobservable inputs) (level 3).

Derivative fair values are determined primarily via level 1. Financing and leasing assets held for sale fair values are determined largely using level 1 and level 2. The fair value of assets related to net employee projected benefit obligations was determined largely via level 3.

Lease Residual Values – Operating lease equipment is carried at cost less accumulated depreciation and is depreciated to estimated residual value using the straight-line method over the lease term or projected economic life of the asset. Direct financing leases are recorded at the aggregated future minimum lease payments plus estimated residual values less unearned finance income. We generally bear greater risk in operating lease transactions (versus finance lease transactions) as the duration of an operating lease is shorter relative to the equipment useful life than a finance lease. Management performs periodic reviews of residual values, with other than temporary impairment recognized in the current period as an increase to depreciation expense for operating lease residual impairment, or as an adjustment to yield for value adjustments on finance leases. Data regarding current equipment values, including appraisals, and historical residual realization experience are among the factors considered in evaluating estimated residual values. As of December 31, 2010, our direct financing lease residual balance was $1.0 billion and our total operating lease equipment balance totaled $11.1 billion.

Goodwill and Intangible Assets – CIT’s goodwill reflects the excess reorganization value over the fair value of tangible and identified intangible assets, net of liabilities, recorded in conjunction with fresh start accounting. See above, Fresh Start Accounting.

In accordance with ASC 350, Intangibles – Goodwill and Other, goodwill is assessed for impairment at least annually. Goodwill of a reporting unit will be tested for impairment more frequently if events occur that would indicate a potential reduction in the fair value of the reporting unit below its carrying value. In performing this assessment, management relies on a number of factors, including operating results, business plans, economic projections, anticipated future cash flows and market place data. We generally determine the fair value of our reporting units using the market approach. Valuations using the market approach reflect prices and other relevant observable information generated by market transactions involving comparable businesses.

In accordance with ASC 360, our definite lived intangible assets are evaluated for impairment when events and circumstances indicate that the carrying amounts of those assets may not be recoverable.

Estimating the fair value of reporting units involves the use of estimates and significant judgments that are based on a number of factors including actual operating results. If current conditions change from those expected, it is reasonably possible that the judgments and estimates described above could change in future periods.

See Note 23 — Goodwill and Intangible Assets for more detailed information.

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

Deferred tax assets and liabilities are recognized for future tax consequences of transactions. Our ability to realize deferred tax assets is dependent on prospectively generating taxable income by corresponding tax jurisdiction, and in some cases on the timing and amount of specific types of future transactions. Management’s judgment regarding uncertainties and the use of estimates and projections is required in assessing our ability to realize net operating loss carry forwards (“NOL’s”) and other tax benefits, as these assets began to expire at dates that began in 2010. They may be subject to annual use limitations under the Internal Revenue Code and certain state laws. Management utilizes historical and projected data in evaluating positive and negative evidence regarding recognition of deferred tax assets. See Notes 1 and 16 for additional information regarding income taxes.

INTERNAL CONTROLS

The Internal Controls Committee is responsible for monitoring and improving internal controls and overseeing the internal controls attestation mandated by Section 404 of the Sarbanes-Oxley Act of 2002 (“SARBOX”). The Committee, which is chaired by the Controller, includes the Chief Financial Officer, the Director of Internal Audit and other senior executives in finance, legal, risk management and information technology.

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

Non-GAAP Reconciliations (dollars in millions)

	At December 31
	CIT		Predecessor CIT

	2010	2009	2008

Earning assets(1)

Total finance receivables	$24,500.5	$34,837.6	$53,126.6
Total operating lease equipment, net	11,136.7	10,911.9	12,706.4
Total assets held for sale	1,218.5	343.8	156.1

Total financing and leasing assets	36,855.7	46,093.3	65,989.1
Credit balances of factoring clients	(935.3)	(892.9)	(3,049.9)

Earning assets	$35,920.4	$45,200.4	$62,939.2

	Years Ended December 31
	CIT	Predecessor CIT
Total net revenues(2)	2010	2009	2008
Interest income	$3,720.6	$2,358.3	$3,638.2
Rental income on operating leases	1,639.7	1,899.5	1,965.3

Finance revenue	5,360.3	4,257.8	5,603.5
Interest expense	(3,076.7)	(2,659.4)	(3,139.1)
Depreciation on operating lease equipment	(679.1)	(1,141.8)	(1,145.2)

Net finance revenue	1,604.5	456.6	1,319.2
Other income	1,002.2	(273.0)	495.0

Total net revenues	$2,606.7	$183.6	$1,814.2

Net Finance Revenue as a % of Average Earning Assets	Year Ended December 31, 2010
GAAP – net finance revenue %	3.93%
FSA	(3.48)%
Secured credit facility prepayment penalty fee	0.29%

Non-GAAP – adjusted net finance revenue %	0.74%

Non-accrual Loans After and Before Fresh Start Accounting

	CIT				Predecessor CIT
Non-accrual Loans After and Before Fresh Start Accounting(3)	December 31, 2010	FSA Adjustments	December 31, 2010	December 31, 2009	FSA Adjustments	December 31, 2009
	Post-FSA		Pre-FSA	Post-FSA		Pre-FSA
Corporate Finance

Non-accrual loans	1,239.8	364.2	1,604.0	1,374.8	851.3	2,226.1
Total loans	8,482.2	1,089.1	9,571.3	12,165.8	3,042.0	15,207.8

Non-accrual loans as a percentage of total loans	14.62%		16.76%	11.30%		14.64%

Transportation Finance

Non-accrual loans	63.2	8.1	71.3	6.8	1.6	8.4
Total loans	1,388.9	147.9	1,536.8	1,808.1	416.7	2,224.8

Non-accrual loans as a percentage of total loans	4.55%		4.64%	0.38%		0.38%

Trade Finance

Non-accrual loans	164.4	–	164.4	90.5	6.8	97.3
Total loans	2,387.4	–	2,387.4	2,991.0	13.8	3,004.8

Non-accrual loans as a percentage of total loans	6.89%		6.89%	3.03%		3.24%

Vendor Finance

Non-accrual loans	147.9	27.0	174.9	102.2	193.7	295.9
Total loans	4,166.1	181.9	4,348.0	8,189.0	1,220.9	9,409.9

Non-accrual loans as a percentage of total loans	3.55%		4.02%	1.25%		3.14%

Consumer

Non-accrual loans	0.7	0.3	1.0	0.1	197.6	197.7
Total loans	8,075.9	508.7	8,584.6	9,683.7	1,654.8	11,338.5

Non-accrual loans as a percentage of total loans	0.01%		0.01%	0.00%		1.74%

Total

Non-accrual loans	1,616.0	399.6	2,015.6	1,574.4	1,251.0	2,825.4
Total loans	24,500.5	1,927.6	26,428.1	34,837.6	6,348.2	41,185.8

Non-accrual loans as a percentage of total loans	6.60%		7.63%	4.52%		6.86%

(1) Earnings assets are utilized in certain revenue and earnings ratios. Earning assets are net of credit balances of factoring clients. This net amount represents the amounts we fund.

(2) Total net revenues are the combination of net finance revenue and other income and is an aggregation of all sources of revenue for the Company. Total net revenues is used by management to monitor business performance.

(3) Non-accrual loans are presented after and before fresh start accounting adjustments as an aid to trend analysis. As a result of fresh start accounting, the resulting metrics are not comparable to prior balances.

(This page intentionally left blank)

SELECT 2010 FORM 10-Q RESTATED SECTIONS

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

OVERVIEW

On January 27, 2011, the Audit Committee of the Board of Directors of CIT Group Inc., determined, based on the recommendation of management, that the Company should restate its financial statements for each of the first three quarters of 2010, and revise its December 31, 2009 balance sheet. On February 2, 2011, the Company issued a press release announcing the 2010 restatement and the December 31, 2009 balance sheet revision. This restatement is to correct for errors found by the Company related primarily to the application of FSA. The effect of the restatement compared to the results that were included in the Company’s September 30, 2010 Form 10-Q is an increase in net income of approximately $24 million for the nine months ended September 30, 2010, resulting in net income of approximately $442 million for that period. Net income for the quarters ended March 31 and June 30, 2010 increased by approximately $47 million and $40 million, respectively, and net income for the quarter ended September 30, 2010 decreased by approximately $16 million as compared to the amounts originally reported in the September 30, 2010, June 30, 2010 and March 31, 2010 Form 10-Qs.

The nine month results originally reported in the September 30, 2010 Form 10-Q included revisions that increased net income for the first and second quarters of 2010 by $47 million. These revisions are included in the corrections recorded for the first and second quarters of 2010. Thus, the sum of the corrections for the first three quarters of 2010 will not agree with the corrections for the nine months ended September 30, 2010 by the amount of the revisions previously reflected in the September 30, 2010 Form 10-Q.

The December 31, 2009 balance sheet was also revised. The combined impact of these changes is an increase of $0.10 per share to the previously reported book value and a slight decrease to the previously reported tangible book value, both as of September 30, 2010. The following select management’s discussion and analysis of financial condition and results of operations sections have been updated for significant corrections related to the items noted above and include restated financial data for the quarterly periods ended March 31, 2010, June 30, 2010 and September 30, 2010. For certain areas where there were no or insignificant changes to the reported financial information, those relevant sections of the management’s discussion and analysis were not updated from what was previously reported.

See Note 26 — Selected Quarterly Financial Data (Unaudited) for further details.

Selected financial information for the first three quarters of 2010 is presented in the table below:

	Quarter Ended March 31, 2010		Quarter Ended June 30, 2010		Quarter Ended September 30, 2010

	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated

Net Income (in millions)	$ 97.3	$144.6	$142.1	$181.6	$131.5	$115.8
Diluted earnings per common share	0.49	0.72	0.71	0.91	0.66	0.58
Book value per common share	42.63	42.83	43.11	43.52	44.09	44.19
Tangible book value per common share	40.43	40.40	41.07	41.26	42.14	42.10

FINANCIAL PERFORMANCE OVERVIEW

Quarter ended March 31, 2010

As we continue to execute on our strategic business plan, we made progress during the first quarter toward lowering our funding costs and keeping our expense levels in line with the revenue base as the balance sheet shrinks. We strengthened our balance sheet, resulting in improved capital ratios. We reduced assets, primarily financing and leasing assets, by $1.3 billion through collections and sales.

Liquidity was enhanced as we closed a $667 million private placement equipment finance securitization (principally vendor finance assets) and re-established a $1.0 billion vendor finance bank conduit. These two financings have weighted average funding costs of approximately 4%. Debt was reduced by $1.4 billion, as we prepaid: $750 million of secured credit facilities and $731 million of a secured rail financing, as well as other secured funding repayments, using available cash resources.

Certain segment results were positive, particularly in Vendor Finance and Corporate Finance, while the Trade Finance results reflected the restoration of the allowance for credit losses, which was eliminated in FSA. New business volume trends reflect a measured approach to re-starting origination activities. From a business perspective, new origination trends in Vendor Finance are positive, as the unit is focusing on strategic vendor relationships in core markets, while moving away from less profitable businesses. We also added a significant new vendor relationship in April. In Corporate Finance, we are starting to see increased demand and a rebound in the middle market, as we are beginning to originate Corporate Finance loans in CIT Bank. In Trade Finance, client terminations, while still relatively high, were significantly reduced from prior quarters, though the resumption of volume from new clients and with clients that returned to CIT were stabilizing factors. In Transportation Finance, new volume was limited to committed asset deliveries. In aerospace, 2010 deliveries are leased and a significant portion of 2011 deliveries are also leased. Rail utilization remains at 90%, though we are starting to see rail car loadings improve.

Net income for the quarter was $144.6 million, $0.72 per share. Net income benefitted from $483 million pretax net accretion and lower depreciation due to FSA adjustments. Also, our book value per common share and tangible book value per common share increased to $42.83 and $40.40 at March 31, 2010 from $41.99 and $39.48 at December 31, 2009.

Interest margin before the benefit of FSA adjustments remained low, reflecting higher costs on secured borrowings and lower asset levels, partially offset by improved pricing on new originations. Prepayment of high cost debt will lower our cost of capital and will improve finance margins, provided we can access lower cost funding.

Net charge-offs were $77.5 million, as loans had been written down at year-end under FSA to estimated fair values. Excluding FSA, gross charge-offs were $237.1 million, 2.43% of receivables, significantly lower than preceding quarters. Non-accrual loans increased from year-end levels reflecting a rise in Vendor Finance and Transportation Finance.

The provision for loan losses reflects reserves for performing loans that were eliminated in FSA and some credit deterioration. The provision includes $37 million for reserves on new originations (including Trade Finance – $27 million) and $83 million for reserves on performing loans. Provisions also were made for specific reserves of $28.4 million on impaired loans and the previously discussed $77 million for charge-offs in excess of FSA discounts.

At March 31, 2010, the $213.9 million reserve for credit losses reflects the provisioning less charge-offs and includes $68.6 million of reserves for loans brought on-balance sheet in conjunction with new consolidation accounting guidance (no provision or income statement impact).

Non-spread revenue benefitted from gains on loan and asset sales, which were partially offset by losses on unhedged foreign currency positions.

Salaries and general operating expenses were controlled and included retention and restructuring costs.

See Note 26 — Selected Quarterly Financial Data – Business Segment Information for additional details and summary of corrections recorded for March 31, 2010 on each of the Company’s segments.

Quarter ended June 30, 2010

We continued to execute on the strategic priorities outlined earlier in the year. We made progress paying down our high cost first lien debt and re-accessing the capital markets for cost-efficient financing. Through the first six months of 2010, we repaid slightly over $3 billion of first lien facilities. We also raised over $2.5 billion of secured debt in 2010 in the capital markets across a variety of asset classes, including trade and vendor receivables, aircraft and other lease equipment. These financings have all been at attractive rates, with costs averaging approximately 4%, including amortization of related fees.

We made progress optimizing our asset portfolio. We sold over $3 billion of non-strategic assets year-to-date, including non-core operations in Australia and Canada, certain Corporate Finance loans, and approximately 6% of our liquidating student loan portfolio. These sales have, in aggregate, occurred at prices above our FSA adjusted carrying values and provided liquidity for the aforementioned debt repayments.

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

Our financial results for the six months ended June 30, 2010 reflect the progress we have made on our initiatives. The balance sheet has contracted, reflecting our pro-active efforts to optimize our debt refinancing strategies, and we have increased our capital, built reserves and hold in excess of $10 billion of cash. We reported net income of $326.2 million for the first half of the year, due in large part to the favorable accretion benefits stemming from FSA. Those benefits exceeded our initial forecasts as cash prepayments on loans were particularly strong in the first half of the year, resulting in accelerated accretion of FSA discounts.

As a result of our successes, our Tier One and Total Capital Ratios improved to 17.3% and 18.1%, respectively, and our book value per share increased to $43.52 at June 30, 2010.

Net income for the quarter was $181.6 million, $0.91 per share, up from $144.6 million, $0.72 per share in the first quarter. Net income benefitted from $435 million pretax net accretion and lower depreciation due to FSA adjustments during the second quarter, compared to $483 million pre-tax net accretion in the first quarter. The increased earnings contributed to higher book value per common share ($43.52 at June 30, 2010 and $42.83 at March 31, 2010) and tangible book value per common share ($41.26 at June 30, 2010 and $40.40 at March 31, 2010).

Net interest revenue declined $57 million on lower financing assets and less net FSA accretion. However, total net revenues increased 17% sequentially, as an increase in other income offset the decline in net interest revenue.

Net finance revenue (which includes operating lease rentals and depreciation) as a percentage of average earning assets was 4.32% compared to 4.67% last quarter and includes a 3.95% benefit from FSA. Excluding the impact from FSA and the prepayment penalty fees on the prepayment of high cost first lien debt, margin was 0.73% up slightly from the first quarter.

Other income (excluding operating lease rentals) increased from last quarter due to $129 million of gains on receivable and asset sales and $113 million of recoveries on receivables charged-off prior to the adoption of FSA. The 2010 first quarter included losses on foreign currency exposures that were largely hedged during the second quarter.

Non-personnel operating expenses were down. Salaries and compensation expenses increased from the first quarter on costs related to an employee retention program established last quarter.

Cash was up from the first quarter and consisted of unrestricted cash of $6.1 billion at the bank holding company, $1.7 billion at CIT Bank, $1.7 billion at operating subsidiaries and $1.2 billion in other restricted cash. We completed a new $650 million committed conduit facility for Trade Finance and a £100 million (approximately $150 million) committed Vendor Finance U.K. conduit facility during the second quarter, Vendor Finance’s first conduit facility outside of North America. These transactions, when combined with first quarter financings, aggregate to over $2.5 billion in funding capacity. Our strengthened balance sheet and profitability resulted in improved capital ratios. Tier 1 and Total Capital ratios improved to 17.3% and 18.1%, respectively, from 15.6% and 16.0% at March 31, 2010.

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

Net charge-offs of $106 million were up $29 million from the first quarter driven principally by smaller balance loans where the marks were established on a portfolio basis. Non-accrual loans of $2.1 billion increased $140 million from the first quarter, driven primarily by Corporate Finance. These credit metrics include asset marks and other FSA-related items. However, net charge-offs do not reflect recoveries of pre-FSA charge-offs recorded in other income, which were $113 million and $157 million in the second quarter and first half of 2010.

Management also evaluates credit performance using credit metrics that exclude the impact of FSA. On this basis, gross charge-offs were $252 million, up $14 million from the first quarter, driven by real estate and energy-related loans. These gross charge-offs also exclude recoveries of pre-FSA charge-offs recorded in other income. Non-accrual loans of $3.0 billion decreased $54 million from the first quarter, largely in Vendor Finance.

The provision for credit losses increased $21 million from the first quarter due to the increased charge-offs.

See Note 26 — Selected Quarterly Financial Data – Business Segment Information for additional details and summary of corrections recorded for June 30, 2010 on each of the Company’s segments.

Quarter ended September 30, 2010

During the quarter, we continued to execute on the strategic priorities outlined earlier in the year while providing financing to small businesses and middle market companies. We substantially completed the build out of our senior corporate leadership team and are in the midst of our 2011 and longer-term strategic planning processes.

We made significant progress paying down high cost debt and re-accessing the capital markets for cost-efficient financing. Through September 30, 2010, we paid down $4.5 billion of the $7.5 billion of the high cost first lien debt we had at emergence and refinanced the remaining $3.0 billion at a significantly reduced cost and extended the maturity. We raised over $2.7 billion of new secured debt in 2010 across a variety of asset classes, including trade and vendor receivables, aircraft and other leased equipment. These bank and capital market financings have all been at attractive rates, with costs averaging approximately 4% including amortization of related fees.

We continue to make progress optimizing our asset portfolio. We sold over $4.5 billion (pre-FSA) of non-strategic assets year-to-date, including operations in Australia, asset-based loans in Canada, a liquidating Vendor Finance consumer portfolio, and student loans. In aggregate, these sales have occurred at prices above our FSA-adjusted carrying values and provided liquidity for the aforementioned debt repayments.

We continue to work on the issues cited in our Written Agreement with the Federal Reserve Bank of New York. Much of these efforts focus on enhancing our overall risk and credit management policies, procedures and practices. While we remain focused on expenses and driving operating efficiencies, we are equally committed to further investing in the risk management and control functions.

Our year-to-date financial results reflect these accomplishments. The balance sheet contracted, reflecting our pro-active efforts to optimize the portfolio and refinance our debt. We increased capital, with Tier One and Total Capital Ratios improved to 18.4% and 19.3%, respectively, at September 30, 2010, up from 17.3% and 18.1% at June 30, 2010. We also built loan loss reserves and had cash in excess of $11 billion at quarter end. We reported net income of $442 million for the first three quarters of 2010, due in large part to greater than expected FSA accretion mostly stemming from accelerated asset prepayments. Importantly, our new business initiatives are taking hold with new lending commitments and funded volumes increasing sequentially each quarter.

In the third quarter, net income decreased sequentially as lower interest expense, provision for credit losses, and operating expenses were offset by a decline in interest income and fewer recoveries on assets charged-off prior to 2010. In aggregate, pre-tax benefits from FSA-related items of $280 million were down approximately $155 million from the second quarter, primarily due to lower asset levels, slower customer prepayments, and the repayment of high cost debt. The earnings contributed to an increase in book value per common share and tangible book value per common share.

Net finance revenue decreased $116 million from the second quarter as the revenue impact of a $2.7 billion reduction in average earning assets more than offset the interest savings from reducing high-cost debt. As a percentage of average earning assets, net finance revenue in the third quarter was 3.44%, down from 4.32% in the second quarter, and included a 2.74% benefit from FSA. Excluding FSA and the effect of prepayment penalties on high-cost debt in both quarters, margin was 0.95%, up 22 basis points from the second quarter, as the reduction in funding costs was partially offset by the lower asset yields that resulted from a change in the composition of interest-earning assets and lower yield-related fees. Our net finance revenue continues to be adversely impacted by the high level of debt cost and non-accrual loans.

Other income (excluding operating lease rentals) decreased from the second quarter primarily due to lower recoveries on receivables charged-off prior to the adoption of FSA, which aggregated to $52 million in the third quarter, down from $113 million in the second quarter. Results also reflect slightly higher factoring commissions on seasonal volume build.

We continued to reduce operating expenses to better correspond to the lower asset base. Operating expenses decreased from the second quarter, reflecting lower employee costs. Headcount declined 5% from June 30, 2010 to approximately 3,800. We recorded $6 million of restructuring charges in the third quarter for facility consolidation and severance costs.

We continued to increase funding to small and middle-market customers, as new business volume was sequentially higher each quarter in 2010. CIT Bank continues to actively originate new loans, as approximately 49% of the total U.S. funded volume was underwritten by CIT Bank, up from 27% in the second quarter. During the third quarter, the Bank originated one aerospace loan secured by aircraft.

Portfolio optimization continued; our finance and leasing asset portfolio was reduced by almost 4% during the quarter, reflecting strategic sales and net portfolio collections. We sold $1.5 billion (before FSA discounts) of non-core assets, which included a $0.6 billion liquidating consumer portfolio in Vendor Finance, $0.6 billion in Corporate Finance, $0.2 billion of other Vendor assets and approximately $100 million of Transportation equipment.

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

We are developing access to more cost-efficient funding sources to support lending to our small business and middle market customers. During the 2010 third quarter, we funded several aircraft through a facility to fund the purchase of Airbus aircraft, which is guaranteed by the European Export Credit Agency (“ECA”). This transaction, when combined with first half financings, aggregates to over $2.7 billion of total new fundings.

Credit trends showed signs of stabilization, as the amount of net charge-offs and non-accrual loans each decreased modestly from the second quarter. Though down in amount, the corresponding ratios as a percentage of finance receivables increased from the prior quarter due to continued portfolio contraction. The reduction in non-accrual loans was driven largely by improvement in Corporate Finance, which was partially offset by an increase in Trade Finance. These credit metrics, which are after the application of FSA, include asset marks and other FSA-related items. Reported net charge-offs of $101 million for the third quarter, down from $106 million in the second quarter, do not reflect recoveries on pre-FSA charge-offs recorded in other income, which were $52 million in the third quarter and $209 million for the nine months ended September 30, 2010.

Management also evaluates credit performance using credit metrics that exclude the impact of FSA. On this basis, gross charge-offs were $233 million, down $18 million from the second quarter, while non-accrual loans of $2.6 billion decreased $447 million from the second quarter, including a decline of $195 million related to the sale of substantially all the private student loan portfolio and the valuation allowance taken on the remaining private loan portfolio in assets held for sale. New inflows into non-accrual loans decreased significantly on a pre-FSA basis from the preceding two quarters.

The allowance for loan losses increased to $425 million from $357 million at June 30, 2010 reflecting increases to specific reserves on impaired loans and to non-specific reserves. Although credit metrics showed signs of stabilization in the third quarter, we built reserves for incremental deterioration beyond the FSA discount on pre-emergence loans. The provision for credit losses decreased from the second quarter, as the build in non-specific reserves was partially offset by the reversal of reserves related to a liquidating Vendor Finance consumer portfolio that was sold.

See Note 26 — Selected Quarterly Financial Data – Business Segment Information for additional details and summary of corrections recorded for September 30, 2010 on each of the Company’s segments.

Discussion of Results in Comparison to 2009

The following discussion highlights certain year-over-year results. However, FSA adjustments reflected in 2010 impact the usefulness and comparability of year-over-year comparisons.

Net income for the quarter ended June 30, 2010, of $181.6 million, improved from the prior year loss of $1.7 billion, which included a $692 million goodwill and intangible assets impairment charge and approximately $200 million in losses on asset sales and related valuation allowances. In contrast, 2010 results included $130 million in asset sale gains and $113 million in recoveries on pre-emergence charge-offs reported in other revenue. The 2010 provision for credit losses declined $342 million from the prior year, largely due to FSA discount reducing reported charge-offs in the current year. Even prior to FSA, gross charge-offs were $124 million below 2009. The current period results also benefitted from $435 million in net accretion of FSA adjustments as discussed previously. Net finance revenue margins (including net operating lease income) prior to FSA and excluding current period prepayment charges on debt repayments were 0.73% versus 1.10% in 2009, largely reflecting the high cost debt issued in the reorganization and the cost of additional liquidity.

Net income for the six months ended June 30, 2010, of $326.2 million, improved from the prior year loss of $2.1 billion, reflecting the same trends and factors that drove the second quarter comparison. For the first half of 2010, the provision for credit losses was $651 million below 2009. Net finance margin was down, as 2010 net finance revenue margins prior to FSA and excluding current period prepayment charges were 0.72% versus 1.11% in the prior year.

Net income for the quarter ended September 30, 2010, of $115.8 million, improved from the prior year loss of $1.1 billion, primarily due to increased other revenue and a lower provision for credit losses, as the prior year results included a $701.8 million provision for credit losses and a charge of $285 million related to the change in fair value of a derivative that was subsequently terminated in October 2009. In contrast, 2010 results included $148 million in asset sale gains and $52 million in recoveries on pre-emergence charge-offs reported in other revenue. The 2010 provision for credit losses declined $537 million from the prior year, largely due to FSA discount reducing reported charge-offs in the current year. The current period results also benefitted from $280 million in net accretion of FSA adjustments, as discussed previously. Net finance revenue margins (including net operating lease income) prior to FSA and excluding current period prepayment charges on debt repayments were 0.95% versus 0.35% in 2009, reflecting some benefit from the repayment of the high cost debt issued in the reorganization.

Net income for the nine months ended September 30, 2010, of $442 million, improved from the prior year loss of $3.2 billion, reflecting the same trends and factors that drove the third quarter comparison. In addition, 2009 results included goodwill and intangible assets impairment charges of $692 million. The provision for credit losses in 2010 was $1.2 billion below 2009. In contrast to the third quarter trend, net finance margin was down, as 2010 net finance revenue margins prior to FSA and excluding current period prepayment charges were 0.79% versus 0.86% in the prior year.

FRESH START ACCOUNTING

Upon emergence from bankruptcy, CIT adopted FSA. As a result, assets, liabilities and equity were reflected in our financial statements at fair value at December 31, 2009. FSA adjustments are reflected in 2010 and December 31, 2009 ending balances, while accretion and amortization of certain FSA adjustments are reflected in operating results for 2010. Because the FSA accretion and amortization adjustments are reflected in 2010 and not 2009, year over year comparisons are not on the same basis, and therefore comparisons are primarily on a sequential basis.

The following table presents FSA adjustments by balance sheet caption:

Fresh Start Accounting: (Discount) / Premium

	At December 31, 2009				At March 31, 2010
	Accretable		Non-accretable		Accretable		Non-accretable
(Discount) / Premium	As Originally Reported	As Revised	As Originally Reported	As Revised	As Originally Reported	As Restated	As Originally Reported	As Restated
Loans	$(3,507.3)	$(3,619.2)	$(1,755.1)	$(1,668.7)	$(3,030.0)	$(3,131.6)	$(1,566.0)	$(1,473.6)
Operating lease
equipment, net	(3,239.7)	(3,237.9)	–	–	(3,153.4)	(3,150.8)	–	–
Goodwill and
Intangible assets	225.1	225.1	239.4	277.4	201.5	209.1	239.4	277.4
Other assets	(321.0)	(320.8)	–	–	(285.2)	(285.1)	–	–

Total assets	$(6,842.9)	$(6,952.8)	$(1,515.7)	$(1,391.3)	$(6,267.1)	$(6,358.4)	$(1,326.6)	$(1,196.2)

Deposits	$131.4	90.5	$–	–	$121.6	74.7	$–	–
Long-term
borrowings	(3,396.5)	(3,396.5)	–	–	(3,284.9)	(3,284.9)	–	–
Other liabilities	–	–	336.6	336.6	–	–	306.7	306.7

Total liabilities	$(3,265.1)	$(3,306.0)	$336.6	$336.6	$(3,163.3)	$(3,210.2)	$306.7	$306.7

	At June 30, 2010				At September 30, 2010
	Accretable		Non-accretable		Accretable		Non-accretable
(Discount) / Premium	As Originally Reported	As Restated	As Originally Reported	As Restated	As Originally Reported	As Restated	As Originally Reported	As Restated
Loans	$(2,369.8)	$(2,387.5)	$(1,184.9)	$(1,153.5)	$(1,927.3)	$(1,932.4)	$(583.3)	$(565.6)
Operating lease
equipment, net	(3,109.3)	(3,105.6)	–	–	(3,055.1)	(3,052.8)	–	–
Goodwill and
Intangible assets	168.5	174.4	239.4	277.4	136.3	141.4	255.1	277.4
Other assets	(261.2)	(261.2)	–	–	(241.2)	(241.2)	–	–

Total assets	$(5,571.8)	$(5,579.9)	$(945.5)	$(876.1)	$(5,087.3)	$(5,085.0)	$(328.2)	$(288.2)

Deposits	$112.3	58.4	$–	–	$103.1	$47.5	$–	$–
Long-term
borrowings	(3,195.0)	(3,195.0)	–	–	(3,063.8)	(3,063.8)	–	–
Other liabilities	–	–	285.4	285.4	–	–	220.4	220.4

Total liabilities	$(3,082.7)	$(3,136.6)	$285.4	$285.4	$(2,960.7)	$(3,016.3)	$220.4	$220.4

"As Originally Reported" reflects balances reported in the March 31, 2010, June 30, 2010 and September 30, 2010 Form 10-Q.

In addition to the accretion of FSA discount on loans through interest income in 2010 ($500 million in the first quarter, $440 million in the second quarter, $345 million in the third quarter and $1.3 billion for the nine months ended September 30, 2010), the accretable balance also declined as a result of asset sales and transfers to held for sale. The decline in the non-accretable balance in the third quarter is primarily due to loans transferred to available for sale; the decrease also reflects charge-offs, prepayments, asset sales and transfer of loan non-accretable discount to accretable discount. The following table summarizes the impact of accretion and amortization of FSA adjustments on the Consolidated Statement of Operations:

	Quarters Ended			Nine months ended September 30, 2010	Six months ended June 30, 2010

	September 30, 2010	June 30, 2010	March 30, 2010

Fresh Start Accounting:
Accretion / (Amortization)
Interest income	$345.2	$439.9	$499.7	$1,284.8	$939.6
Interest expense	(120.8)	(73.2)	(94.7)	(288.7)	(167.9)
Rental income on operating leases	(30.4)	(26.6)	(26.2)	(83.2)	(52.8)
Other income	20.0	23.9	35.8	79.7	59.7
Depreciation expense	66.5	71.0	68.5	206.0	139.5

Total	$280.5	$435.0	$483.1	$1,198.6	$918.1

Due to market conditions, there has been a high level of loan prepayments in 2010, resulting in higher accretion of interest income than originally anticipated. For the three months ended March 31, 2010, June 30, 2010 and September 30, 2010 the accretion income related to prepayments of loans was $144 million, $135 million, and $101.5 million respectively, primarily related to Corporate Finance loans.

NET FINANCE REVENUE

Net Finance Revenue (dollars in millions)

AS RESTATED	Quarter Ended March 31, 2010			Quarter Ended June 30, 2010			Six Months Ended June 30, 2010
	As Originally Reported	Corrections	As Restated	As Originally Reported	Corrections	As Restated	As Originally Reported	Corrections	As Restated
Total net
revenues(1)

Interest income	$1,049.0	$55.7	$1,104.7	$993.5	$30.3	$1,023.8	$2,042.5	$86.0	$2,128.5
Rental income on
operating leases	418.2	7.6	425.8	419.7	(1.8)	417.9	837.9	5.8	843.7

Finance revenue	1,467.2	63.3	1,530.5	1,413.2	28.5	1,441.7	2,880.4	91.8	2,972.2
Interest expense	(837.8)	6.4	(831.4)	(813.6)	6.1	(807.5)	(1,651.4)	12.5	(1,638.9)
Depreciation on
operating lease
equipment	(173.5)	0.8	(172.7)	(179.0)	0.9	(178.1)	(352.5)	1.7	(350.8)

Net finance revenue	$455.9	$70.5	$526.4	$420.6	$35.5	$456.1	$876.5	$106.0	$982.5

Average Earnings
Assets ("AEA")	$44,642.1	$435.4	$45,077.5	$41,747.3	$464.6	$42,211.9	$43,223.1	$451.6	$43,674.7

As a % of AEA
Interest income	9.40%	0.40%	9.80%	9.52%	0.18%	9.70%	9.45%	0.30%	9.75%
Rental income on
operating leases	3.75%	0.03%	3.78%	4.02%	(0.06)%	3.96%	3.88%	(0.02)%	3.86%

Finance revenue	13.15%	0.43%	13.58%	13.54%	0.12%	13.66%	13.33%	0.28%	13.61%
Interest expense	(7.51)%	0.13%	(7.38)%	(7.80)%	0.15%	(7.65)%	(7.64)%	0.14%	(7.50)%
Depreciation on
operating lease
equipment	(1.55)%	0.02%	(1.53)%	(1.71)%	0.02%	(1.69)%	(1.63)%	0.02%	(1.61)%

Net finance revenue	4.09%	0.58%	4.67%	4.03%	0.29%	4.32%	4.06%	0.44%	4.50%

As a % of AEA by
Segment
Corporate Finance	6.71%	1.09%	7.80%	7.30%	0.09%	7.39%	6.97%	0.61%	7.58%
Transportation
Finance	0.65%	0.47%	1.12%	1.65%	0.10%	1.75%	1.15%	0.28%	1.43%
Trade Finance	(1.72)%	(0.67)%	(2.39)%	(4.85)%	(1.04)%	(5.89)%	(3.22)%	(0.84)%	(4.06)%
Vendor Finance	9.91%	0.12%	10.03%	8.13%	0.66%	8.79%	9.06%	0.37%	9.43%
Commercial
Segments	4.97%	0.57%	5.54%	4.78%	0.20%	4.98%	4.87%	0.39%	5.26%
Consumer	0.91%	0.30%	1.21%	1.39%	0.25%	1.64%	1.14%	0.28%	1.42%
Total	4.09%	0.58%	4.67%	4.03%	0.29%	4.32%	4.06%	0.44%	4.50%

AS RESTATED	Quarter Ended September 30, 2010			Nine Months Ended September 30, 2010
	As Originally Reported	Corrections	As Restated	As Originally Reported	Corrections	As Restated
Total net revenues(1)
Interest income	$815.7	$22.4	$838.1	$2,902.7	$63.9	$2,966.6
Rental income on operating leases	398.4	(0.7)	397.7	1,236.3	5.1	1,241.4

Finance revenue	1,214.1	21.7	1,235.8	4,139.0	69.0	4,208.0
Interest expense	(732.2)	(1.9)	(734.1)	(2,377.7)	4.7	(2,373.0)
Depreciation on operating lease
equipment	(161.7)	–	(161.7)	(512.9)	0.4	(512.5)

Net finance revenue	$320.2	$19.8	$340.0	$1,248.4	$74.1	$1,322.5

Average Earnings Assets
("AEA")	$39,048.5	$479.5	$39,528.0	$41,808.2	$467.8	$42,276.0

As a % of AEA
Interest income	8.36%	0.12%	8.48%	9.26%	0.10%	9.36%
Rental income on operating leases	4.08%	(0.05)%	4.03%	3.94%	(0.03)%	3.91%

Finance revenue	12.44%	0.07%	12.51%	13.20%	0.07%	13.27%
Interest expense	(7.50)%	0.07%	(7.43)%	(7.58)%	0.10%	(7.48)%
Depreciation on operating lease
equipment	(1.66)%	0.02%	(1.64)%	(1.64)%	0.02%	(1.62)%

Net finance revenue	3.28%	0.16%	3.44%	3.98%	0.19%	4.17%

As a % of AEA by Segment
Corporate Finance	6.04%	(0.01)%	6.03%	7.18%	0.05%	7.13%
Transportation Finance	1.32%	0.14%	1.46%	1.22%	0.22%	1.44%
Trade Finance	(3.40)%	(0.01)%	(3.41)%	(3.86)%	0.01%	(3.85)%
Vendor Finance	7.74%	0.44%	8.18%	8.70%	0.39%	9.09%
Commercial Segments	4.01%	0.17%	4.18%	4.75%	0.18%	4.93%
Consumer	0.89%	0.07%	0.96%	1.10%	0.17%	1.27%
Total	3.28%	0.16%	3.44%	3.98%	0.19%	4.17%

Quarter ended March 31, 2010

Net finance revenue was favorably impacted by fresh start accounting accretion and depreciation adjustments, as detailed in the prior tables. Excluding the impact of net accretion and lower depreciation due to FSA, net finance revenue totaled $79.1 million in the first quarter. Financing and leasing assets declined in the first quarter, as we limited new business originations and maintained high levels of liquidity. Borrowing costs were up, reflecting high cost secured financings.

Net finance margin as a percentage of AEA of 4.67% for the quarter ended March 31, 2010 included a significant favorable impact ($447 million) from net accretion and lower depreciation as a result of FSA. Excluding FSA (4.07%) and the prepayment fee on high cost debt (0.11%), net finance margin was 0.71%.

Quarter ended June 30, 2010

Excluding FSA adjustments and debt prepayment penalty fees of approximately $45 million in the second quarter and $15 million in the first quarter, net finance revenue totaled $90 million, down slightly from $94 million in the first quarter. The decline in interest income was primarily due to lower asset levels. Average earning assets were down in the second quarter by $2.9 billion, as sales and collection activity outpaced new business originations. Interest expense was down sequentially due to lower debt balances, but remained elevated.

Quarter ended September 30, 2010

Net finance revenue decreased $116 million in the third quarter from the second quarter as the revenue impact of a $2.7 billion contraction in average earning assets more than offset the interest savings from reducing high cost debt. Although down sequentially, high debt costs remained a contributing factor in the low margin rate. During 2010, we prepaid approximately $4.5 billion of our high cost first lien debt and refinanced the remaining $3 billion at a lower cost and with a later maturity date.

Reported net finance revenue was down 88 basis points in the third quarter from the second quarter as the funding cost savings were more than offset by a 110 basis point drop in asset yields. Asset yield declines were driven by a 72 basis points reduction due to lower accretion, with the balance reflecting lower yield-related fees and product shift, as we have proportionately fewer vendor finance assets and higher yielding cash flow loans. Partially offsetting the decline in asset yield was a 22 basis point improvement in our average funding cost largely due to the first lien pay-down and refinancing.

As detailed in the following table, net finance revenue as a percentage of AEA for the 2010 periods include significant favorable impact from net accretion and lower depreciation as a result of FSA.

Net Finance Revenue as a % of AEA

	Quarters Ended			Six Months Ended June 30, 2010 (Restated)	Nine Months Ended September 30, 2010 (Restated)
	March 31, 2010 (Restated)	June 30, 2010 (Restated)	September 30, 2010 (Restated)
GAAP – net finance revenue %	4.67%	4.32%	3.44%	4.50%	4.17%
FSA	(4.07)%	(3.95)%	(2.74)%	(4.01)%	(3.62)%
Secured credit facility prepayment penalty fee	0.11%	0.36%	0.25%	0.23%	0.24%

Non-GAAP – adjusted net finance revenue%	0.71%	0.73%	0.95%	0.72%	0.79%

Although up a few basis points sequentially, high debt costs remain a prominent factor in the low margin rate. To lower future borrowing costs, we prepaid approximately $3.5 billion of our high cost first lien facilities (including amounts after second quarter end) and completed lower cost financings of $2.5 billion during the first six months of 2010. The increase in net margins was driven by reduction in high cost first lien debt and new lower cost secured financings but muted by the contraction in average earnings assets and higher cash balances. Exclusive of FSA benefits and prepayment fees on the first lien debt, margin increased in the third quarter from the second quarter largely reflecting the benefit from the first lien pay-down. Prepayment fees were $29 million this quarter, down from $45 million in the second quarter on lower debt prepayments.

Net Operating Lease Revenue as a % of Average Operating Leases (AOL) (dollars in millions)

	Quarter Ended March 31, 2010		Quarter Ended June 30, 2010		Quarter Ended September 30, 2010
	As Originally Reported	As Restated	As Originally Reported	As Restated	As Originally Reported	As Restated
Rental Income on Operating Lease	15.28%	15.56%	15.30%	15.23%	14.52%	14.49%
Depreciation on operating lease equipment	(6.34)%	(6.31)%	(6.52)%	(6.49)%	(5.89)%	(5.89)%

Net operating lease revenue	8.94%	9.25%	8.78%	8.74%	8.63%	8.60%

Net operating lease revenue, excluding FSA	5.96%	4.48%	5.54%	4.03%	5.69%	3.96%

Average Operating Lease Equipment ("AOL")	$10,945.2	$10,945.2	$10,973.5	$10,973.5	$10,975.8	$10,975.8

Quarter ended March 31, 2010

FSA benefitted net operating lease revenue by $42 million in the first quarter as lower depreciation offset reduced rental income on operating leases. The increased net operating lease revenue percentage also reflects the lower asset balance, marked down to fair value with FSA. Excluding FSA, net operating lease revenue was 5.96% in the first quarter.

Quarter ended June 30, 2010

Net operating lease revenue included an FSA benefit of $44 million in the second quarter ($87 million for the six months ended June 30, 2010) as lower depreciation helped offset reduced rental income on operating leases. Before FSA adjustments, net operating lease revenue declined $16 million sequentially in the second quarter due to lower balances of smaller ticket equipment, which also contributed to the lower margin percentage. Net operating lease revenue was primarily generated from aircraft and rail transportation portfolios. Utilization remained strong in aerospace and all of the new aircraft to be delivered from our 2010 order book are placed on lease. Rail lease and utilization rates remain under pressure, but utilization, including customer commitments, at 90% in the first quarter and 93% in the second quarter, respectively, showed slight improvement from December 31, 2009.

Quarter ended September 30, 2010

Net operating lease revenue included an FSA benefit of $36 million in the third quarter ($123 million year-to-date) as lower depreciation helped offset reduced rental income on operating leases. Before FSA adjustments, net operating lease revenue increased slightly. Net operating lease revenue was primarily generated from aircraft and rail transportation portfolios. Utilization remained strong in aerospace and all of the new aircraft scheduled for delivery over the next twelve months from our order book are placed on lease. Rail utilization rates, including customer commitments, improved from last quarter to 94% on modest increases in activity across most major car types, and rents improved on usage-based contracts. Market rents are improving modestly but renewal rates remain below expiring rates.

Credit Metrics

Allowance for Loan Losses and Provision for Credit Losses

As a result of adopting FSA, the allowance for loan losses at December 31, 2009 was eliminated and effectively recorded as discounts on loans as part of the fair value of finance receivables. A portion of the discount attributable to embedded credit losses was recorded as non-accretable discount and is utilized as such losses occur, primarily on impaired, non-accrual loans. Any incremental deterioration of loans in this group results in incremental provisions or charge-offs. Improvements or increases in forecasted cash flows in excess of the non-accretable discount reduces any allowance on the loan established after emergence from bankruptcy. Once such allowance (if any) has been reduced and the account is returned to accruing status, all of the non-accretable discount will be reclassified to accretable discount and will be recorded as finance income over the remaining life of the account. Recoveries on pre-emergence (2009 and prior) charge-offs are reflected in other income, and totaled $52 million and $209 million for the third quarter and nine months.

Quarter ended March 31, 2010

The $226 million provision for loan losses in the first quarter reflected reserves on post emergence volume, reserves on performing pre-emergence portfolio and incremental deterioration on certain loans discounted in FSA. The provision included $37 million for reserves on new originations (including Trade Finance – $27 million) and $83 million of reserves on the performing pre-emergence portfolio. Provisions of $28 million also were made for incremental deterioration on pre-emergence loans and $77 million was provided for charge-offs on pre-emergence loans in excess of existing FSA discounts. The allowance for loan losses of $213.9 million at March 31, 2010 included the above provision less charge-offs, as well as $68.6 million related to loans brought on-balance sheet in conjunction with the new consolidation accounting guidance (no provision impact).

Quarter ended June 30, 2010

The second quarter provision for credit losses increased $21 million from the first quarter, as an incremental change in credit quality, which resulted in additional specific reserves and higher charge-offs in excess of FSA discounts, was partially offset by lower non-specific provisioning on new origination volume and performing pre-emergence loans. The allowance increased $143 million during the quarter to $356.9 million at June 30, 2010.

Quarter ended September 30, 2010

At September 30, 2010, the $426 million allowance for loan losses reflects provisions for the first nine months of 2010 of $638 million less post FSA net charge-offs of $285 million. For the third quarter, the allowance for loan losses increased $69 million, as the provision for credit losses exceeded net charge-offs in excess of FSA discount. The provision declined from the prior two quarters due largely to the reversal of Vendor Finance liquidating consumer portfolio reserves. The allowance for loan losses was 1.56% of finance receivables at September 30, 2010, up from 1.21% at the end of the prior quarter.

The following table summarizes the components of the provision and allowance recorded in 2010:

Provision and Allowance Components

AS RESTATED	Provision for Credit Losses			Allowance for Loan Losses
	Quarters Ended			Quarters Ended
	March 31, 2010	June 30, 2010	September 30, 2010	March 31, 2010	June 30, 2010	September 30, 2010

Specific reserves – impaired loans	$28.4	$27.8	$18.0	$28.4	$56.2	$74.2
Non-specific reserves	120.2	112.6	46.0	185.5	300.7	351.3
Charge-offs	77.5	106.3	101.1	–	–	–

Totals	$226.1	$246.7	$165.1	$213.9	$356.9	$425.5

Allowance and non-accretable discount –
% pre-FSA loans				4.55%	4.59%	3.33%
% total commercial segments				4.63%	4.71%	4.66%

The following table presents details on our allowance for loan losses including charge-offs and recoveries:

Changes in Allowance for Loan Losses (dollars in millions)

	Quarters Ended				Nine Months Ended
	CIT			Predecessor CIT	CIT	Predecessor CIT
	September 30, 2010	June 30, 2010	March 31, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Balance, beginning of period	$356.9	$213.9	$–	$1,538.4	$–	$1,096.2

Provision for credit losses	165.1	246.7	226.1	701.8	637.9	1,825.7
Change relating to new
accounting pronouncement	–	–	68.6	–	68.6	–
Changes relating to sales, foreign
currency translation, other	4.6	2.6	(3.3)	(0.9)	3.9	(13.6)

Net additions	169.7	249.3	291.4	700.9	710.4	1,812.1

Gross charge-offs	(111.9)	(113.3)	(79.7)	(898.7)	(304.9)	(1,601.7)
Recoveries(1)	10.8	7.0	2.2	22.6	20.0	56.6

Net charge-offs	(101.1)	(106.3)	(77.5)	(876.1)	(284.9)	(1,545.1)

Balance, end of period	$425.5	$356.9	$213.9	$1,363.2	$425.5	$1,363.2

(1)	Recoveries for the three months ended September 30, June 30, and March 31, 2010, respectively do not include $51.8 million, $113.1 million and $44.0 million and for the nine months ended September 30, 2010 do not include $208.9 million of recoveries on accounts that were charged-off pre-FSA, which are included in Other Income.

The decrease in non-accretable discounts in the quarter largely reflects the utilization of amounts to reduce charge-offs.

In addition to the reserves shown above, the non-accretable discount established in FSA is available to offset future contractual losses on individual loans. Management analyzes the amount of coverage on a pre-FSA basis by combining the non-accretable discount balance and the allowance for loan losses. The decline during the nine months in the total ratio reflects the utilization of approximately $400 million in non-accretable discount related to assets held for sale in conjunction with the sale of the private student loan portfolio.

The following table presents charge-offs by business segment. See Results by Business Segment for additional information.

Charge-offs, after FSA and Recoveries as a Percentage of Average Finance Receivables (dollars in millions)

AS RESTATED Gross Charge-offs	Quarter Ended March 31, 2010		Quarter Ended June 30, 2010		Quarter Ended September 30, 2010
Corporate Finance	$62.2	1.98%	$53.2	1.82%	$41.1	1.61%
Transportation Finance	–	–	–	–	–	–
Trade Finance	2.7	0.38%	12.5	1.90%	7.8	1.18%
Vendor Finance	10.3	0.53%	38.2	2.38%	55.0	3.75%

Commercial Segments	75.2	1.20%	103.9	1.85%	103.9	2.04%
Consumer	4.5	0.19%	9.4	0.42%	8.0	0.37%

Total gross charge-offs	$79.7	0.92%	$113.3	1.44%	$111.9	1.55%

Net Charge-offs
Corporate Finance	$60.8	1.93%	$51.9	1.77%	$40.5	1.59%
Transportation Finance	–	–	–	–	–	–
Trade Finance	2.7	0.38%	12.4	1.89%	7.3	1.10%
Vendor Finance	9.5	0.49%	32.7	2.04%	45.8	3.13%

Commercial Segments	73.0	1.17%	97.0	1.72%	93.6	1.84%
Consumer	4.5	0.19%	9.3	0.42%	7.5	0.35%

Total	$77.5	0.90%	$106.3	1.36%	$101.1	1.40%

* Net charge-offs do not include recoveries of $44.0 million, $113.1 million and $51.8 million for the quarters ended March 31, June 30 and September 30, 2010 and $208.9 million for the nine months ended September 30, 2010, recorded in other income on accounts that were charged off pre-FSA.

Quarter ended March 31, 2010

Excluding FSA, gross charge-offs in the first quarter were down significantly from the 2009 fourth quarter with significant reductions in all commercial segments. The relatively flat gross charge-offs in Consumer was anticipated as the student lending portfolio continues to season. After FSA, charge-offs in excess of any non-accretable discount were principally associated with smaller balance loans where the marks were established on a portfolio basis. Recoveries of $44 million on pre-emergence loans were reflected in Other Income.

Quarter ended June 30, 2010

Excluding FSA, gross charge-offs were up in the second quarter from the first quarter, largely due to real estate and energy-related loans in Corporate Finance where events during the period resulted in credit deterioration beyond the FSA marks. In relation to the prior year, amounts were down significantly, with significant reductions in all segments. The increase from the first quarter in charge-offs after FSA was driven principally by smaller balance loans where the marks were established on a portfolio basis. This trend is most evident in Vendor Finance.

Quarter ended September 30, 2010

Excluding FSA, gross charge-offs were down modestly from last quarter, largely in Corporate Finance, where prior quarter results included write-offs in certain real estate and energy-related accounts. In relation to the prior year, amounts were down significantly in aggregate and across all segments.

The increase in the third quarter from the second quarter in Vendor Finance gross charge-offs after FSA was driven principally by smaller balance loans where the FSA discounts were established on a portfolio basis. Vendor Finance charge-off trends also reflected acceleration of charge-offs at earlier delinquency stages (from 180 days to 150 days) in selected portfolios, as we refined the timing of recognition of charge-offs during the third quarter. Both the pre- and post-FSA 2010 amounts exclude recoveries on pre-emergence charge-offs, which are reported in Other Income.

Gross Charge-offs (charge-offs excluding recoveries and FSA) (dollars in millions)

	Quarter Ended		Quarter Ended		Quarter Ended
AS RESTATED Gross Charge-offs To Average Finance Receivables	March 31, 2010		June 30, 2010		September 30, 2010
Corporate Finance	$135.9	3.60%	$164.2	4.75%	$129.7	4.42%
Transportation Finance	–	–	–	–	–	–
Trade Finance	4.7	0.66%	12.5	1.90%	7.8	1.17%
Vendor Finance	67.9	3.23%	55.1	3.19%	77.6	5.09%

Commercial Segments	208.5	2.94%	231.8	3.66%	215.1	3.86%
Consumer	28.6	1.08%	19.8	0.79%	18.2	0.76%

Total	$237.1	2.43%	$251.6	2.85%	$233.3	2.93%

The tables below present information on non-accrual loans:

Non-accrual and Past Due Loans, including FSA: (dollars in millions)

	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010
Non-accrual loans
U.S.	$1,465.5	$1,753.0	$1,919.4	$1,760.2
Foreign	108.8	157.8	131.0	263.9

Commercial Segments	1,574.3	1,910.8	2,050.4	2,024.1
Consumer	0.1	0.7	1.5	1.2

Non-accrual loans	1,574.4	1,911.5	2,051.9	2,025.3
Government-guaranteed accruing
loans past due 90 days or more	480.7	479.2	428.2	420.5

Other accruing loans past due 90
days or more
	$89.4	$23.8	$9.5	$2.7

Non-accrual Loans, including FSA Discounts, as a Percentage of Finance Receivables (dollars in millions)

	December 31, 2009		March 31, 2010		June 30, 2010		September 30, 2010
Corporate Finance	$1,374.8	11.30%	$1,468.1	12.08%	$1,644.7	15.91%	$1,516.0	15.58%
Transportation Finance	6.8	0.38%	172.8	9.72%	160.5	9.80%	182.7	11.59%
Trade Finance	90.5	3.03%	90.5	3.24%	96.0	3.82%	198.7	7.63%
Vendor Finance	102.2	1.25%	179.4	2.64%	149.2	2.45%	126.7	2.48%

Commercial Segments	1,574.3	6.26%	1,910.8	8.13%	2,050.4	9.95%	2,024.1	10.64%
Consumer	0.1	–	0.7	0.01%	1.5	0.02%	1.2	0.01%

Total	$1,574.4	4.52%	$1,911.5	5.89%	$2,051.9	6.98%	$2,025.3	7.44%

Non-accrual Loans, excluding FSA, as a percentage of Finance Receivables (dollars in millions)

	December 31, 2009		March 31, 2010		June 30, 2010		September 30, 2010
Corporate Finance	$2,226.1	14.64%	$2,280.2	15.38%	$2,290.9	18.80%	$1,990.0	17.78%
Transportation Finance	8.4	0.38%	185.3	9.18%	175.2	9.44%	198.5	11.22%
Trade Finance	97.3	3.24%	90.5	3.23%	96.0	3.81%	198.7	7.62%
Vendor Finance	295.9	3.14%	324.6	4.43%	267.7	4.12%	191.3	3.53%

Commercial Segments	2,627.7	8.80%	2,880.6	10.68%	2,829.8	12.27%	2,578.5	12.28%
Consumer	197.7	1.74%	200.6	1.99%	197.2	2.00%	1.6	0.02%

Total	$2,825.4	6.86%	$3,081.2	8.31%	$3,027.0	9.19%	$2,580.1	8.68%

Quarter ended March 31, 2010

The increase in amounts of non-accrual loans in the first quarter was higher including the effect of FSA than excluding FSA, as charge-offs against non-accrual loans with FSA discounts do not reduce post-FSA loan balances.

Non-accrual loans increased during the first quarter, but generally in line with expectations. Pre-FSA, non-accrual loans in Corporate Finance were essentially flat compared to year end, which was a significant improvement relative to increases experienced in 2009. The increase in Transportation Finance primarily related to one account, which management believes is well collateralized. Vendor Finance non-accruals increased $30 million pre-FSA principally due to increases in one liquidating consumer program.

Quarter ended June 30, 2010

Reported non-accrual loans including FSA discount increased in the second quarter from the first quarter, largely due to the addition of loans in the communications and media industries in Corporate Finance. The rate of increase of inflows declined in the second quarter, as sales and paydowns offset new inflows, which was at a level comparable to the first quarter. Non-accrual loans in Vendor Finance and Transportation Finance were down from the first quarter, both including and excluding FSA adjustments.

Quarter ended September 30, 2010

Non-accrual loans, both including and excluding FSA discounts, were down from the second quarter, as reductions in Corporate Finance and Vendor Finance were offset by increases in Trade Finance and Transportation Finance. The Transportation Finance increase was due to the addition of one secured loan to a commercial airline, while the Trade Finance increase reflected the addition of a few accounts. The decline in Consumer relates to a transfer of a private student loan portfolio to held for sale. The level of new non-accrual loan inflow decreased significantly compared to the prior two quarters on a pre-FSA basis, most notably in Corporate Finance. Losses on non-accrual loans are first applied against discounts and thus do not reduce post-FSA loan balances to the same extent as pre-FSA balances.

The following table summarizes accretable and non-accretable discounts on finance receivables resulting from FSA:

	December 31, 2009		March 31, 2010		June 30, 2010		September 30, 2010
	Accretable	Non-accretable	Accretable	Non-accretable	Accretable	Non-accretable	Accretable	Non-accretable
Corporate Finance	$2,232.5	$912.5	$1,868.6	$809.7	$1,291.6	$557.4	$1,041.4	$419.1
Transportation Finance	271.4	2.1	239.5	1.1	218.9	1.3	190.7	2.4
Trade Finance	10.6	6.8	8.7	-	5.8	-	2.9	-
Vendor Finance	381.2	289.5	311.9	224.1	223.0	171.6	176.0	131.8

Commercial Segments	2,895.7	1,210.9	2,428.7	1,034.9	1,739.3	730.3	1,411.0	553.3

Consumer	723.5	457.8	702.9	438.7	648.2	423.2	521.4	12.3

Total	$3,619.2	$1,668.7	$3,131.6	$1,473.6	$2,387.5	$1,153.5	$1,932.4	$565.6

The decrease in non-accretable discounts during the nine months ended September 30, 2010 is largely due to prepayments, asset sales and transfer of non-accretable discount to accretable discount. The accelerated decline during the third quarter related to the transfer of a consumer portfolio of private student loans to held for sale.

INCOME TAXES

Income Tax Data (dollars in millions)

	Quarters Ended			Six Months Ended June 30, 2010	Nine Months Ended September 30, 2010
	March 31, 2010	June 30, 2010	September 30, 2010
Provision (benefit) for
income taxes	$39.6	$62.9	$58.5	$102.5	$161.0
NOL valuation
adjustments/changes in
uncertain tax liabilities /
leveraged leases	3.8	25.3	58.8	29.1	87.9

Provision for income taxes	$43.4	$88.2	$117.3	$131.6	$248.9

Effective tax rate – excluding
discrete items
Effective tax rate	23.0%	32.7%	49.8%	28.7%	35.8%

Quarter ended March 31, 2010

CIT’s tax provision for the quarter ended March 31, 2010 equated to a 23.0% effective tax rate, compared with an effective tax rate of (2.4)% last year. The effective tax rate is primarily reflective of taxes on certain international operations and valuation allowances recorded against U.S. losses. The $43.4 million provision for the first quarter of 2010 is largely tax on international operations.

Included in the tax provision is $3.8 million of tax expense related to valuation allowances and changes in liabilities for uncertain tax positions. The tax provision for the quarter ended March 31, 2009 included a $19.3 million increase in state tax valuation allowance, partially offset by a favorable settlement of a foreign tax dispute.

FSA adjustments are excluded from the calculation of US taxable income. Excluding FSA adjustments, first quarter 2010 U.S. results were a loss of approximately $375 million, which will impact the company’s U.S. net operating loss carryforwards.

Quarter ended June 30, 2010

Taxes on certain international operations and valuation allowances recorded against U.S. losses has driven the effective tax rate for the second quarter and six months ended June 30, 2010. The provision for 2010 largely results from tax on international operations.

Included in the second quarter 2010 and year to date tax provisions are $25.3 million and $29.1 million, respectively, of tax expense related to valuation allowances recorded against international deferred tax assets and changes in liabilities for uncertain tax positions. The tax provisions for the quarter and six months ended June 30, 2009 included $11.2 million and $24.1 million, primarily related to increases in state tax valuation allowances partially offset by favorable settlements of a foreign tax dispute.

Excluding FSA adjustments, second quarter and year to date 2010 U.S. results were a loss of approximately $625 million and $1 billion, respectively, which will increase, net of book / tax differences, the company’s U.S. NOL carryforwards. These losses would not be subject to Section 382 limitations.

Quarter ended September 30, 2010

Taxes on certain international operations and valuation allowances recorded against U.S. losses have driven the effective tax rate for the third quarter and nine months ended September 30, 2010. The provision for 2010 largely results from tax on the earnings in international operations.

Included in the third quarter 2010 and year to date tax provisions are $58.8 million and $87.9 million, respectively, of tax expense primarily related to the establishment of valuation allowances against certain deferred tax assets. The tax provision for the quarter and nine months ended September 30, 2009 included $34.0 million and $9.9 million, respectively, of tax benefit, primarily related to the reclassification of the deferred tax asset on the cash flow hedges unwound during the third quarter out of other comprehensive income and into continuing operations, net of changes in valuation allowances and liabilities for uncertain tax positions.

FSA adjustments are excluded from the calculation of US taxable income. Excluding FSA adjustments, we anticipate significant tax losses for both the 2010 and 2011 tax years. These losses, since they were incurred post emergence, would not be subject to Section 382 limitations.

RESULTS BY BUSINESS SEGMENT

See Note 26 — Selected Quarterly Financial Data – Business Segment Information for additional details and summary of corrections recorded for March 31, June 30 and September 30, 2010 on each of the Company’s segments.

FINANCING AND LEASING ASSETS

The following table presents our financing and leasing assets (including assets held for sale) by segment:

Financing and Leasing Asset Composition (dollars in millions)

	March 31, 2010		June 30, 2010		September 30, 2010
Earnings Summary	As Originally Reported	As Restated	As Originally Reported	As Restated	As Originally Reported	As Restated
Corporate Finance
Loans.(1)	$11,690.3	$12,145.3	$9,845.7	$10,346.2	$9,252.2	$9,730.0
Operating lease equipment, net	134.9	135.7	104.2	105.6	98.2	98.2
Assets held for sale	287.8	287.8	514.8	514.8	439.3	439.3

Total financing and leasing assets	$12,113.0	$12,568.8	$10,464.7	$10,966.6	$9,789.7	$10,267.5

Transportation Finance
Loans	$1,817.1	$1,778.3	$1,671.3	$1,636.9	$1,607.0	$1,576.0
Operating lease equipment, net	10,177.5	10,177.5	10,296.9	10,296.9	10,324.5	10,324.5
Assets held for sale	11.6	11.6	10.4	10.4	28.1	28.1

Total financing and leasing assets	$12,006.2	$11,967.4	$11,978.6	$11,944.2	$11,959.6	$11,928.6

Trade Finance
Loans	$2,794.1	$2,794.1	$2,514.6	$2,514.6	$2,605.5	$2,605.5

Vendor Finance
Loans	$6,781.2	$6,795.9	$6,066.1	$6,101.3	$5,082.3	$5,117.3
Operating lease equipment, net	618.6	620.4	549.6	551.9	541.8	544.1
Assets held for sale	479.8	479.8	18.8	18.8	–	–

Total financing and leasing assets	$7,879.6	$7,896.1	$6,634.5	$6,672.0	$5,624.1	$5,661.4

Consumer
Loans – student lending	$8,863.6	$8,864.8	$8,721.9	$8,723.5	$8,154.6	$8,156.4
Loans – other	79.4	81.2	63.6	66.1	51.8	51.8
Assets held for sale	589.6	589.6	28.5	28.5	420.3	420.3

Total financing and leasing assets	$9,532.6	$9,535.6	$8,814.0	$8,818.1	$8,626.7	$8,628.5

Total financing and leasing assets	$44,325.5	$44,762.0	$40,406.4	$40,915.5	$38,605.6	$39,091.5

(1)	The increase in loans primarily reflects the consolidation of an entity that should have been consolidated on January 1, 2010 in accordance with the new consolidation accounting guidance.

During 2010, we have been optimizing our portfolio of financing and leasing assets through strategic asset and portfolio sales. This activity, as well as collections and prepayments, offset sequential new business volume and previously securitized receivables brought back on balance sheet in conjunction with the adoption of new accounting guidance in the 2010 first quarter.

RISK WEIGHTED ASSETS

The reconciliations of balance sheet assets to risk-weighted assets are presented below:

Risk Weighted Assets (dollars in millions)	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010
Balance sheet assets	$60,027.4	$58,547.3	$55,454.9	$53,510.1
Risk weighting adjustments to balance sheet
assets(1)	(15,786.1)	(16,397.4)	(16,460.5)	(16,343.9)
Off balance sheet items(2)	10,170.0	9,159.8	8,215.7	8,164.0

Risk-weighted assets	$54,411.3	$51,309.7	$47,210.1	$45,330.2

(1)	2009 includes risk weighting for retained interests in securitized assets to reflect the associated off-balance sheet assets at December 31, 2009.

(2)	Primarily reflects commitments to purchase aircraft and for unused lines of credit and letters of credit.

REGULATORY CAPITALIZATION AND CIT BANK

Regulatory Capital and Ratios (dollars in millions)

Tier 1 Capital	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010
Total stockholders’ equity	$8,400.0	$8,567.1	$8,715.2	$8,849.3
Effect of certain items in
accumulated other comprehensive
loss excluded from Tier 1 Capital	–	0.4	(1.7)	(0.5)

Adjusted total equity	8,400.0	8,567.5	8,713.5	8,848.8

Less: Goodwill	(277.4)	(277.4)	(277.4)	(277.4)

Disallowed intangible assets	(225.1)	(209.1)	(174.4)	(141.5)

Investment in certain subsidiaries	(2.8)	–	–	–

Other Tier 1 components(1)	(98.5)	(93.4)	(88.5)	(88.1)

Tier 1 Capital	7,796.2	7,987.6	8,173.2	8,341.8
Tier 2 Capital

Qualifying reserve for credit losses	–	213.9	356.9	425.5

Other Tier 2 components(2)	–	0.8	1.0	0.3

Total qualifying capital	$7,796.2	$8,202.3	$8,531.1	$8,767.6

Risk-weighted assets	$54,411.3	$51,309.7	$47,210.1	$45,330.2
Tier 1 Capital Ratio	14.3%	15.6%	17.3%	18.4%
Total Capital Ratio	14.3%	16.0%	18.1%	19.3%
Tier 1 Leverage Ratio	11.3%	13.6%	14.6%	15.5%
CIT Bank Ratios:
Tier 1 Capital Ratio	45.0%	45.2%	60.8%	58.9%
Total Capital Ratio	45.0%	45.4%	61.0%	59.1%
Tier 1 Leverage Ratio	15.9%	17.5%	20.7%	22.6%

(1)	Includes the portion of net deferred tax assets that does not qualify for inclusion in Tier 1 capital based on guidelines, and the Tier 1 capital charge for nonfinancial equity investments.

(2)	Banking organizations are permitted to include in Tier 2 Capital up to 45% of net unrealized pretax gains on available- for-sale equity securities with readily determinable fair values.

CIT Bank

CIT Bank originated approximately 49% of the total U.S. funded volume in the third quarter, up from 27% in the second quarter. Committed loan volume increased to $314 million from $180 million in the second quarter, of which $226 million was funded.

The prior period restatements also impacted CIT Bank. Net income was corrected from $22 million to $26 million for the quarter ended March 31, 2010 and from $29 million to $34 million for the quarter ended June 30, 2010. The Bank reported net income of $23 million in the third quarter, down from $34 million for the quarter ended June 30, 2010, driven primarily by the gain on sale of government guaranteed assets during the June quarter. The Total Capital ratio was 59.1% and Tier 1 Leverage ratio was 22.6% at September 30, 2010. Total assets at September 30, 2010 were $7.4 billion, consisting of (a) $1.5 billion of cash, (b) $5.2 billion of loans, including $3.9 billion of consumer loans, primarily student loans and $1.3 billion of commercial loans, and (c) $0.7 billion of other assets, including $0.3 billion of investments. Deposits, primarily brokered CD’s, totaled $4.8 billion, and secured debt was $0.8 billion at September 30, 2010.

AVERAGE BALANCES AND RATES

Quarterly Average Balances(1) and Associated Income (dollars in millions)

AS RESTATED	March 31, 2010			June 30, 2010			September 30, 2010
	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)
Deposits with banks	$9,531.1	$3.9	0.16%	$9,855.0	$4.6	0.19%	$10,415.7	$5.6	0.22%
Investments(2)	347.7	3.4	3.91%	346.2	2.7	3.12%	346.8	1.6	1.85%

Loans and leases (including
held for sale)(3)(4)
U.S.	27,641.1	812.8	12.14%	25,248.2	749.0	12.28%	23,521.1	621.3	11.01%
Non-U.S.	7,313.9	284.6	15.60%	6,660.7	267.5	16.10%	5,759.0	209.6	14.58%

Total loans and leases(3)	34,955.0	1,097.4	12.88%	31,908.9	1,016.5	13.10%	29,280.1	830.9	11.73%

Total interest earning
assets / interest income(3)(4)	44,833.8	1,104.7	10.05%	42,110.1	1,023.8	9.93%	40,042.6	838.1	8.58%

Operating lease equipment,
net(5)

U.S. Operating lease
equipment, net(5)	4,981.5	100.9	8.10%	5,000.4	80.5	6.44%	4,883.4	96.9	7.94%

Non-U.S. operating lease
equipment, net(5)	5,963.7	152.2	10.21%	5,973.1	159.3	10.67%	6,092.4	139.1	9.13%

Total operating lease
equipment, net(5)	10,945.2	253.1	9.25%	10,973.5	239.8	8.74%	10,975.8	236.0	8.60%

Total earning assets (3)	55,779.0	$1,357.8	9.89%	53,083.6	$1,263.6	9.68%	51,018.4	$1,074.1	8.58%

Non interest earning assets
Cash due from banks	371.9			255.7			257.6
Allowance for loan losses	(114.1)			(271.2)			(387.8)
All other non-interest
earning assets	3,632.5			3,586.8			3,489.5

Total Average Assets	$59,669.3			$56,654.9			$54,377.7

Average Liabilities
Borrowings
Deposits	$5,005.8	$20.8	1.66%	$4,723.2	$18.3	1.55%	4,710.4	23.7	2.01%

Long-term borrowings	42,929.3	810.6	7.55%	39,925.9	789.2	7.91%	37,321.6	710.4	7.61%

Total interest-bearing
liabilities	47,935.1	$831.4	6.94%	44,649.1	$807.5	7.23%	42,032.0	$734.1	6.99%

U.S. credit balances of
factoring clients	850.1			851.5			941.6

Non-U.S. credit balances of
factoring clients	16.7			16.2			7.7

Non-interest bearing
liabilities, noncontrolling
interests and shareholders'
equity
Other liabilities	2,411.0			2,463.0			2,599.1
Noncontrolling interests	(6.3)			(6.0)			(5.3)
Stockholders’ equity	8,462.7			8,681.1			8,802.6

Total Average Liabilities
and Stockholders’ Equity	$59,669.3			$56,654.9			$54,377.7

Net revenue spread			2.95%			2.45%			1.59%

Impact of non-interest
bearing sources			0.88%			1.04%			1.13%

Net revenue/yield on
earning assets(3)		$526.4	3.83%		$456.1	3.49%		$340.0	2.72%

(1)	The average balances presented are derived based on month end balances during the year. Tax exempt income was not significant in any of the years presented. Average rates are impacted by FSA accretion and amortization.

(2)	Investments are included in “Other Assets” on the Consolidated Balance Sheets and do not include ‘retained interests in securitizations’ as revenues from these are part of “other income”. Average yields reflect average historical cost.

(3)	The rate presented is calculated net of average credit balances for factoring clients.

(4)	Non-accrual loans and related income are included in the respective categories.

(5)	Operating lease rental income is a significant source of revenue; therefore, we have presented the net revenues.

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

Non-GAAP Reconciliations (dollars in millions)

	Quarters Ended
Earning assets	March 31, 2010	June 30, 2010	September 30, 2010
Total Loans	$32,459.6	$29,388.6	$27,237.0
Total operating lease equipment, net	10,933.6	10,954.4	10,966.8
Total assets held for sale	1,368.8	572.5	887.7

Total financing and leasing portfolio
assets	44,762.0	40,915.5	39,091.5
Credit balances of factoring clients	(881.1)	(877.3)	(959.2)

Earning assets	$43,880.9	$40,038.2	$38,132.3

AS RESTATED	Quarter Ended March 31, 2010			Quarter Ended June 30, 2010			Six Months Ended June 30, 2010

	As Originally Reported	Corrections	As Restated	As Originally Reported	Corrections	As Restated	As Originally Reported	Corrections	As Restated

Total net
revenues(1)
Interest income	$1,049.0	$55.7	$1,104.7	$993.5	$30.3	$1,023.8	$2,042.5	$86.0	$2,128.5
Rental income on
operating leases	418.2	7.6	425.8	419.7	(1.8)	417.9	837.9	5.8	843.7

Finance revenue	1,467.2	63.3	1,530.5	1,413.2	$28.5	1,441.7	2,880.4	91.8	2,972.2
Interest expense	(837.8)	6.4	(831.4)	(813.6)	$6.1	(807.5)	(1,651.4)	12.5	(1,638.9)
Depreciation on
operating lease
equipment	(173.5)	0.8	(172.7)	(179.0)	0.9	(178.1)	(352.5)	1.7	(350.8)

Net finance
revenue	455.9	70.5	526.4	420.6	35.5	456.1	876.5	106.0	982.5
Other income	132.2	18.2	150.4	330.6	7.9	338.5	462.8	26.1	488.9

Total net revenues	$588.1	$88.7	$676.8	$751.2	$43.4	$794.6	$1,339.3	$132.1	$1,471.4

(1)Total net revenues are the combination of net finance revenues and other income and is an aggregation of all sources of revenue for the Company. Total net revenues is used by management to monitor business performance.

AS RESTATED	Quarter Ended September 30, 2010			Nine Months Ended September 30, 2010

	As Originally Reported	Corrections	As Restated	As Originally Reported	Corrections	As Restated

Total net
revenues(1)
Interest income	$815.7	$22.4	$838.1	$2,902.7	$63.9	$2,966.6
Rental income on
operating leases	398.4	(0.7)	397.7	1,236.3	5.1	1,241.4

Finance revenue	1,214.1	21.7	1,235.8	4,139.0	69.0	4,208.0
Interest expense	(732.2)	(1.9)	(734.1)	(2,377.7)	4.7	(2,373.0)
Depreciation on
operating lease
equipment	(161.7)	–	(161.7)	(512.9)	0.4	(512.5)

Net finance
revenue	320.2	19.8	340.0	1,248.4	74.1	1,322.5
Other income	269.4	20.1	289.5	760.3	18.1	778.4

Total net revenues	$589.6	$39.9	$629.5	$2,008.7	$92.2	$2,100.9

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

  our liquidity risk and capital management, including our credit ratings, our liquidity plan, and the potential transactions designed to enhance our liquidity,

  our plans to change our funding mix and to access new sources of funding to broaden our use of deposit taking,

  our plans to enhance liquidity and capital,

  our credit risk management and credit quality,

  our asset/liability risk management,

  accretion and amortization of fresh start accounting adjustments,

  our funding, borrowing costs and net finance revenue,

  our capital, leverage and credit ratings,

  our operational risks, including success of systems enhancements and expansion of risk management and control functions,

  our mix of portfolio asset classes, including growth initiatives, acquisitions and divestitures, new products, new business and customer retention,

  legal risks,

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

  demographic trends,

  customer retention rates,

  future acquisitions and dispositions of businesses or asset portfolios, and regulatory changes and/or developments.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CIT Group Inc.:

In our opinion, the accompanying consolidated balance sheets as of December 31, 2010 and 2009 and the related consolidated statements of operations, of stockholders' equity and of cash flows for the year ended December 31, 2010 present fairly, in all material respects, the financial position of CIT Group Inc. and its subsidiaries (Successor CIT) at December 31, 2010 and 2009, and the results of their operations and their cash flows for the year ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting relating to the Company's application of fresh start accounting existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2010 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for transfers of financial assets and consolidation of variable interest entities in 2010.

As discussed in Notes 1 and 25 to the consolidated financial statements, the United States Bankruptcy Court for the Southern District of New York confirmed the Company's Modified Second Amended Prepackaged Reorganization Plan of Debtors (the "reorganization plan") on December 8, 2009. Confirmation of the reorganization plan resulted in the discharge of certain claims against the Company that arose before November 1, 2009 and terminated all rights and interests of equity security holders as provided therein. The reorganization plan was substantially consummated on December 10, 2009, whereupon the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting as of December 31, 2009.

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
March 1, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CIT Group Inc.:

In our opinion, the accompanying consolidated statements of operations, of stockholders' equity and of cash flows for the years ended December 31,2009 and 2008 present fairly, in all material respects, the results of operations and cash flows of CIT Group Inc. and its subsidiaries (Predecessor CIT) for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

As described in Notes 1 and 25 to the consolidated financial statements, the Company filed a pre-packaged voluntary petition on November 1, 2009 with the United States Bankruptcy Court for the Southern District of New York under the provisions of Chapter 11 of the Bankruptcy Code. The Company's Modified Second Amended Prepackaged Reorganization Plan of Debtors (the " reorganization plan") was substantially consummated on December 10, 2009, whereupon the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting on December 31, 2009.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 16, 2010

CIT GROUP INC. AND SUBSIDIARIES
Consolidated Balance Sheets (dollars in millions – except per share data)

	December 31, 2010	December 31, 2009
Assets
Cash and due from banks	$734.1	$1,289.5
Interest bearing deposits, including restricted balances of $2,553.8 and $1,420.7 at
December 31, 2010 and 2009(1)	10,469.9	8,536.4
Trading assets at fair value – derivatives	25.7	44.1
Assets held for sale(1)	1,218.5	343.8

Loans (see Note 7 for amounts pledged)	24,500.5	34,837.6
Allowance for loan losses	(416.2)	–

Total loans, net of allowance for loan losses (see Note 7 for amounts pledged)(1)	24,084.3	34,837.6
Operating lease equipment, net (see Note 7 for amounts pledged)(1)	11,136.7	10,911.9
Unsecured counterparty receivable	534.5	1,094.5
Goodwill	277.4	277.4
Intangible assets, net	119.2	225.1
Other assets	2,357.9	2,467.1

Total Assets	$50,958.2	$60,027.4

Liabilities
Deposits	$4,536.2	$5,177.7
Trading liabilities at fair value – derivatives	126.3	41.9
Credit balances of factoring clients	935.3	892.9
Other liabilities	2,466.9	2,250.5
Long-term borrowings, including $3,686.3 and $4,629.5 contractually due within
twelve months at December 31, 2010 and 2009, respectively(1)	33,979.8	43,263.0

Total Liabilities	42,044.5	51,626.0

Stockholders’ Equity
Common stock: $0.01 par value, 600,000,000 authorized
Issued: 200,690,938 and 200,035,561 at December 31, 2010 and 2009	2.0	2.0
Outstanding: 200,463,197 and 200,035,561 at December 31, 2010 and 2009
Paid-in capital	8,434.1	8,398.0
Retained earnings	498.3	–
Accumulated other comprehensive loss	(9.6)	–
Treasury stock: 227,741 shares at December 31, 2010 at cost	(8.8)	–

Total Common Stockholders' Equity	8,916.0	8,400.0
Noncontrolling minority interests	(2.3)	1.4

Total Equity	8,913.7	8,401.4

Total Liabilities and Equity	$50,958.2	$60,027.4

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

Assets
Interest bearing deposits, restricted	$931.2	$655.3
Assets held for sale	100.0	6.6
Total loans, net of allowance for loan losses	12,041.5	13,501.9
Operating lease equipment, net	2,900.0	3,689.8

Total Assets	$15,972.7	$17,853.6

Liabilities
Beneficial interests issued by consolidated VIEs (classified as long-term
borrowings)	$10,764.7	$13,662.7

Total Liabilities	$10,764.7	$13,662.7

The accompanying notes are an integral part of these consolidated financial statements.

CIT GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Operations (dollars in millions – except per share data)

	Years Ended December 31,
	2010	2009	2008
Interest income	CIT	Predecessor CIT
Interest and fees on loans	$3,691.7	$2,315.4	$3,454.0
Interest and dividends on investments	28.9	42.9	184.2

Interest income	3,720.6	2,358.3	3,638.2

Interest expense
Interest on long-term borrowings	(2,989.3)	(2,508.9)	(3,005.3)
Interest on deposits	(87.4)	(150.5)	(101.7)
Interest on short-term borrowings	–	–	(32.1)

Interest expense	(3,076.7)	(2,659.4)	(3,139.1)

Net interest revenue	643.9	(301.1)	499.1
Provision for credit losses	(820.3)	(2,660.8)	(1,049.2)

Net interest revenue, after credit provision	(176.4)	(2,961.9)	(550.1)

Other income
Rental income on operating leases	1,639.7	1,899.5	1,965.3
Other	1,002.2	(273.0)	495.0

Total other income	2,641.9	1,626.5	2,460.3

Total revenue, net of interest expense and credit provision	2,465.5	(1,335.4)	1,910.2

Other expenses
Depreciation on operating lease equipment	(679.1)	(1,141.8)	(1,145.2)
Operating expenses	(1,018.3)	(933.5)	(1,373.5)
Goodwill and intangible assets impairment charges	–	(692.4)	(467.8)

Total other expenses	(1,697.4)	(2,767.7)	(2,986.5)

Income (loss) from continuing operations before reorganization items,
fresh start accounting adjustments and income taxes	768.1	(4,103.1)	(1,076.3)
Reorganization items	–	10,298.0	–
Fresh start accounting adjustments	–	(6,143.7)	–

Income (loss) from continuing operations before income taxes	768.1	51.2	(1,076.3)
(Provision) benefit for income taxes	(246.9)	132.1	444.4

Income (loss) from continuing operations	521.2	183.3	(631.9)

Discontinued Operation
Loss from discontinued operation before income taxes	–	–	(2,675.6)
Benefit for income taxes	–	–	509.2

Loss from discontinued operation	–	–	(2,166.4)

Income (loss) before noncontrolling interests and preferred stock
dividends	521.2	183.3	(2,798.3)
Net (income) loss attributable to noncontrolling interests, after tax	(4.4)	1.0	(1.2)

Net income (loss) before preferred stock dividends	516.8	184.3	(2,799.5)
Preferred stock dividends	–	(188.1)	(64.7)

Net income (loss) available (attributable) to common
shareholders	$516.8	$(3.8)	$(2,864.2)

Basic earnings per common share
Income (loss) from continuing operations	$2.58	$(0.01)	$(2.69)
Loss from discontinued operation	–	–	(8.37)

Net income (loss) available (attributable) to common shareholders	$2.58	$(0.01)	$(11.06)

Diluted earnings per common share
Income (loss) from continuing operations	$2.58	$(0.01)	$(2.69)
Loss from discontinued operation	–	–	(8.37)

Net income (loss) available (attributable) to common shareholders	$2.58	$(0.01)	$(11.06)

Average number of common shares – basic (thousands)	200,201	399,633	259,070
Average number of common shares – diluted (thousands)	200,575	399,633	259,070
Cash dividends per common share	–	0.02	0.55

The accompanying notes are an integral part of these consolidated financial statements.

CIT GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (dollars in millions)

	Preferred Stock	Common Stock	Paid-in Capital	Accumulated (Deficit) / Earnings	Accumulated Other Comprehensive Income / (Loss)	Treasury Stock	Noncontrolling Interest in Subsidiaries	Total Stockholders' Equity

Predecessor CIT at December 31, 2007	$500.0	$2.1	$10,453.9	$(2,949.8)	$194.8	$(1,240.4)	$57.5	7,018.1

Net loss before preferred stock dividends				(2,799.5)			1.2	(2,798.3)
Foreign currency translation adjustments					(287.8)			(287.8)
Change in fair values of derivatives qualifying
as cash flow hedges					(40.3)			(40.3)
Unrealized (loss) on available for sale equity
and securitization investments, net					(9.2)			(9.2)
Changes in benefit plan net gain/(loss) and
prior service (cost)/credit, net of tax					(63.1)			(63.1)

Total comprehensive loss								(3,198.7)

Issuance of common stock		1.8	1,302.9					1,304.7
Issuance of Series C preferred stock	575.0		(17.0)					558.0
Issuance of Series D preferred stock and
warrants	1,911.3		418.7					2,330.0
Equity unit conversion to common stock			(389.3)			703.4		314.1
Cash dividends – common			(135.2)					(135.2)
Cash dividends – preferred				(64.7)				(64.7)
Issuance of treasury stock in connection with
stock repurchase agreement			(169.0)			207.3		38.3
Restricted stock expense						(4.7)		(4.7)
Stock option expense			21.4					21.4
Exercise of stock option awards, including tax
benefits			(0.1)			0.1		–
Employee stock purchase plan participation			(16.7)			18.4		1.7
Other							(13.9)	(13.9)

Predecessor CIT at December 31, 2008	2,986.3	3.9	11,469.6	(5,814.0)	(205.6)	(315.9)	44.8	8,169.1

Designation of TARP warrant as a liability
effective January 1, 2009	136.8		(418.7)					(281.9)
Reclassification of TARP warrant from liability
to equity			211.2					211.2
Net income before preferred stock dividends				184.3			(1.0)	183.3
Foreign currency translation adjustments					73.8			73.8
Change in fair values of derivatives qualifying
as cash flow hedges					139.3			139.3
Unrealized loss on available for sale equity
and securitization investments, net					(1.0)			(1.0)
Changes in benefit plan net gain/(loss) and
prior service (cost)/credit, net of tax					55.4			55.4

Total comprehensive income								450.8

Cash dividends – common			(3.2)					(3.2)
Cash dividends – preferred				(144.2)				(144.2)
Amortization of discount on preferred stock –
series D	43.9			(43.9)				–
Distribution of earnings							(10.9)	(10.9)
Restricted stock expense			10.0			(0.1)		9.9
Stock option expense			9.2					9.2
Issuance of common stock		0.1	7.5					7.6
Employee stock purchase plan participation,
other			(9.2)			5.6		(3.6)
Reorganization and Application of Fresh Start
Accounting
Cancellation of Predecessor CIT preferred
stock, common stock and treasury stock	(3,167.0)	(4.0)				310.4		(2,860.6)
Elimination of Predecessor CIT accumulated
deficit and accumulated other comprehensive
loss			(11,276.4)	5,817.8	(61.9)	–	(31.5)	(5,552.0)

Predecessor CIT at December 31, 2009	–	–	–	–	–	(0.0)	1.4	1.4

Issuance of new equity in connection with
emergence from Chapter 11	–	2.0	8,398.0	–	–	–	–	8,400.0

Successor CIT at December 31, 2009	–	2.0	8,398.0	–	–	–	1.4	8,401.4

Adoption of new accounting pronouncement				(18.5)			(8.4)	(26.9)
Net income (loss) available (attributable) to
common shareholders				516.8			4.4	521.2
Foreign currency translation adjustments					(12.9)			(12.9)
Change in fair values of derivatives qualifying
as cash flow hedges					(1.7)			(1.7)
Unrealized gain on available for sale equity
investments, net					2.2			2.2
Changes in benefit plan net gain/(loss) and
prior service (cost)/credit, net of tax					2.8			2.8

Total comprehensive income								511.6

Restricted stock and stock option expenses			36.1			(8.8)		27.3
Other, including distribution of earnings and capital contributions							0.3	0.3

Successor CIT at December 31, 2010	$–	$2.0	$8,434.1	$498.3	$(9.6)	$(8.8)	$(2.3)	$8,913.7

The accompanying notes are an integral part of these consolidated financial statements.

CIT GROUP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (dollars in millions)

	Years Ended December 31,
	2010	2009	2008
	CIT	Predecessor CIT
Cash Flows From Operations
Net income (loss) before preferred stock dividends	$516.8	$184.3	$(2,799.5)
Adjustments to reconcile net income (loss) to net cash flows from operations:
Net depreciation, amortization and (accretion)	(495.2)	1,423.3	1,407.8
(Gains) loss on equipment, receivable and investment sales	(446.9)	429.3	(179.3)
Valuation allowance for receivables held for sale	8.9	79.8	126.9
Provision for credit losses – continuing operations	820.3	2,660.8	1,049.2
Provision (benefit) for deferred income taxes	98.6	(115.9)	(985.5)
Decrease in finance receivables held for sale	32.8	24.6	69.2
(Increase) decrease in other assets	(201.1)	91.3	1,225.4
Increase (decrease) in accrued liabilities and payables	252.3	1,035.9	(2,612.4)
Warrant fair value adjustment	–	(70.6)	–
(Gain) on debt and debt-related derivative extinguishments	–	(207.2)	(73.5)
Goodwill and intangible assets impairment charges	–	692.4	467.8
Loss on disposition of discontinued operation, net of tax	–	–	1,916.2
Provision for credit losses – discontinued operation	–	–	608.6
Reorganization:
Fresh start adjustments	–	6,143.7	–
Gain on debt reorganization	–	(10,432.0)	–
Other reorganization items – net	–	134.0	–

Net cash flows provided by operations	586.5	2,073.7	220.9

Cash Flows From Investing Activities
Finance receivables extended and purchased	(19,046.9)	(27,508.6)	(58,500.0)
Principal collections of finance receivables and investments	25,865.1	33,740.8	52,433.0
Proceeds from asset and receivable sales	5,262.6	2,087.2	5,417.8
Purchases of assets to be leased and other equipment	(1,286.9)	(3,102.4)	(2,611.6)
Net decrease (increase) in short-term factoring receivables	527.1	708.2	(333.3)
Change in restricted cash	(1,133.1)	(681.8)	915.1
Net proceeds from sale of discontinued operation	–	44.2	1,555.6

Net cash flows provided by (used for) investing activities	10,187.9	5,287.6	(1,123.4)

Cash Flows From Financing Activities
Net decrease in commercial paper	–	–	(2,822.2)
Proceeds from the issuance of term debt	3,022.8	12,574.3	19,083.5
Repayments of term debt	(13,007.0)	(20,133.3)	(19,334.0)
Net (decrease) increase in deposits	(597.1)	2,460.4	11.2
Net repayments of non-recourse leveraged lease debt	(22.2)	(41.1)	(24.9)
Collection of security deposits and maintenance funds	660.9	842.8	2,113.3
Repayment of security deposits and maintenance funds	(586.8)	(774.9)	(2,198.9)
Proceeds from the issuance of preferred stock	–	–	2,888.0
Proceeds from the issuance of common stock	–	7.6	1,304.7
Treasury stock issuances	–	5.5	38.3
Cash dividends paid	–	(91.3)	(199.9)
Other	–	(69.4)	(6.4)

Net cash flows (used in) provided by financing activities	(10,529.4)	(5,219.4)	852.7

Net increase (decrease) in unrestricted cash and cash equivalents	245.0	2,141.9	(49.8)
Unrestricted cash and cash equivalents, beginning of period	8,405.2	6,263.3	6,313.1

Unrestricted cash and cash equivalents, end of period	$8,650.2	$8,405.2	$6,263.3

Supplementary Cash Flow Disclosure
Interest paid	$2,688.8	$2,816.1	$3,216.5
Federal, foreign, state and local income taxes paid (collected), net	$25.6	$(124.8)	$(6.0)
Supplementary Non Cash Flow Disclosure
Net transfer of finance receivables from held for investment to held for sale	$2,781.2	$466.7	$(1,357.0)
Receivables previously off balance sheet and brought on-balance sheet	–	$454.4	–
Debt previously off balance sheet and brought on-balance sheet	–	$454.4	–

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CIT Group Inc. became a bank holding company (“BHC”) in 2008 and has provided financial solutions to its clients since its formation in 1908. We provide financing and leasing capital principally for small businesses and middle market companies in a wide variety of industries and offer vendor, equipment, commercial and structured financing products, as well as factoring and management advisory services. CIT is the parent of CIT Bank, a state-chartered bank in Utah. We operate primarily in North America, with locations in Europe, Latin America and Asia.

BASIS OF PRESENTATION

Principles of Consolidation

The accompanying consolidated financial statements include financial information related to CIT Group Inc., a Delaware Corporation, and its majority owned subsidiaries, including CIT Bank (collectively, “CIT” or the “Company”), and those variable interest entities (“VIEs”) where the Company is the primary beneficiary, as discussed below in ‘Significant Accounting Policies’. Assets held in an agency or fiduciary capacity are not included in the consolidated financial statements.

In preparing the consolidated financial statements, all significant inter-company accounts and transactions have been eliminated.

On November 1, 2009, CIT Group Inc. (“Predecessor CIT”) and CIT Group Funding Company of Delaware LLC (“Delaware Funding” and together with Predecessor CIT, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Court”). As a result of the Debtors’ emergence from bankruptcy and implementation of the Modified Second Amended Prepackaged Reorganization Plan of Debtors (the “Plan”) on December 10, 2009 (the “Emergence Date”), CIT Group Inc. (“Successor CIT”) became a new reporting entity for financial reporting purposes, effective December 31, 2009 (the “Convenience Date”), with a new basis in its identifiable assets and liabilities assumed, a new capital structure and no retained earnings or accumulated losses. Accordingly, the consolidated financial statements of Predecessor CIT are presented separately from the consolidated financial statements of Successor CIT.

As detailed in Note 25, the consolidated financial statements include the effects of adopting Fresh Start Accounting (“FSA”) upon emergence from bankruptcy, as required by generally accepted accounting principles in the United States of America (“GAAP”). In applying FSA, the fair value of assets, liabilities and equity were derived by applying market information at the Emergence Date to account balances at December 31, 2009, unless (i) those account balances were originated subsequent to December 10, 2009, in which case fair values were assigned based upon their origination value or (ii) the basis of accounting applicable to the balances was fair value, in which instance fair value was determined using market information at December 31, 2009. Management evaluated events between December 10, 2009 and December 31, 2009 and concluded the use of an accounting convenience date of December 31, 2009 was appropriate based upon the immateriality of such activity. As such, fresh start accounting is reflected in the Consolidated Balance Sheet as of December 31, 2009; fresh start adjustments related thereto are included in the Statement of Operations for the year ended December 31, 2009. There is no Consolidated Statement of Operation for the period between December 10, 2009 and December 31, 2009. Accretion and amortization of certain FSA adjustments began on January 1, 2010 and are included in the Statements of Operations and Cash Flows for the year ended December 31, 2010. As a result, Predecessor CIT’s Consolidated Statements of Operation and Cash Flows for the years ended December 31, 2009 and 2008 are not comparable to the consolidated financial statements for the respective 2010 period and are presented separately from Successor CIT.

The terms “CIT” and “Company”, when used with respect to the periods commencing after emergence from bankruptcy, are references to Successor CIT and when used with respect to the periods prior to emergence from bankruptcy, are references to Predecessor CIT. These references include the subsidiaries of Successor CIT or Predecessor CIT, unless otherwise indicated or the context requires otherwise.

On January 1, 2010, the Company implemented new consolidation accounting guidance related to variable interest entities (“VIEs”). The new guidance eliminated the concept of qualified special purpose entities (“QSPEs”) that were previously exempt from consolidation, and introduced a new framework for determining the primary beneficiary of a VIE. The primary beneficiary of a VIE is required to consolidate the assets and liabilities of the VIE. Under the new guidance, the primary beneficiary is the party that has both (1) the power to direct the activities of an entity that most significantly impact the VIE’s economic performance; and (2) through its interests in the VIE, the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. As a result of applying the new consolidation accounting guidance, the Company consolidated a number of VIEs that were used primarily to securitize assets. Consolidation eliminated the retained interest and increased Cash ($134 million), Loans ($1.3 billion), Allowance for loan losses ($69 million), Long-term borrowings ($1.2 billion), and Other liabilities ($17 million) as of January 1, 2010. Equity decreased by approximately $18 million as of January 1, 2010.

Use of Estimates

The accounting and financial reporting policies of CIT Group Inc. conform to GAAP and the preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates and assumptions. Some of the more significant estimates include: fresh start accounting fair values; valuation of deferred tax assets; lease residual values and depreciation of operating lease equipment; and allowance for loan losses. Additionally, where applicable, the policies conform to accounting and reporting guidelines prescribed by bank regulatory authorities.

SIGNIFICANT ACCOUNTING POLICIES

Reorganization Activities

The Debtors filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code on November 1, 2009. Accounting Standards Codification (ASC) 852, Reorganizations, which provides accounting guidance for financial reporting by entities in reorganization under the Bankruptcy Code, requires that the financial statements for periods subsequent to the filing of a Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, effective November 1, 2009 (the Filing Date), revenues, expenses, and realized gains and losses that were directly associated with the reorganization of Predecessor CIT’s business have been reported separately as reorganization items in the statement of operations. In addition, cash provided by or used for reorganization items is disclosed separately in the consolidated statement of cash flows.

Fresh Start Accounting

The Company adopted fresh start accounting in accordance with the provisions of ASC 852, Reorganizations. The adoption of fresh start accounting had a material effect on the consolidated financial statements as of December 31, 2009. Accretion and amortization of certain FSA adjustments had a material effect on the Statement of Operations for the year ended December 31, 2010. See Note 25 for additional information.

Financing and Leasing Assets

CIT extends credit to customers through a variety of financing arrangements, including term and revolver loans, lease financing and operating leases. The amounts outstanding on loans, direct financing and leveraged leases are referred to as finance receivables and are included in Loans on the consolidated balance sheet. These finance receivables, when combined with finance receivables held for sale and the net book value of operating lease equipment, are referred to as financing and leasing assets.

Loans and lease receivables are classified as held-for-investment (“HFI”) if management has the intent and ability to hold the receivables for the foreseeable future or until maturity. The fair value assigned to finance receivables HFI in fresh start accounting established their new cost basis. Subsequent to fresh start accounting, loans classified as HFI are recorded at amortized cost. Direct financing leases classified as HFI are recorded at the aggregate future minimum lease payments plus estimated residual values less unearned finance income. In leveraged lease agreements, a major portion of the funding is provided by third party lenders on a non-recourse basis, with CIT providing the balance and acquiring title to the property. Management performs periodic reviews of estimated residual values, with other than temporary impairment recognized in current period earnings.

Operating lease equipment purchased prior to emergence was recorded at estimated fair value at emergence and is carried at that new basis less accumulated depreciation. Operating lease equipment purchased after December 31, 2009 is carried at cost less accumulated depreciation. Equipment is depreciated to estimated residual value using the straight-line method over the lease term or projected economic life of the asset. Equipment acquired in satisfaction of loans is recorded at estimated fair value.

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

Loans are transferred from HFI to held-for-sale at the lower of cost or fair value. At the time of transfer, a write-down of the loan is recorded as a charge-off, if applicable, and any loan loss reserve is reversed. Once classified as held-for-sale, the amount by which the carrying value exceeds fair value is recorded as a valuation allowance. Loans transferred from held-for-sale to held-for-investment are transferred at the lower of cost or market on the transfer date, which coincides with the date of change in management’s intent. The difference between the carrying value of the loan and the fair value, if lower, is reflected as a loan discount at the transfer date, which reduces its carrying value. Subsequent to the transfer, the discount is accreted into earnings as an increase to finance revenue over the life of the loan using the interest method.

As a result of adopting FSA, finance receivables, assets held for sale and operating lease equipment were recorded at fair value at December 31, 2009. The resultant discount on the finance receivables balance includes accretable and non-accretable components. See Note 25 for further information.

Variable Interest Entities

A variable interest entity (VIE) is a corporation, partnership, limited liability company, or any other legal structure used to conduct activities or hold assets. These entities: lack sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties; have equity owners who either do not have voting rights or lack the ability to make significant decisions affecting the entity’s operations; and/or have equity owners that do not have an obligation to absorb the entity’s losses or the right to receive the entity’s returns.

In June 2009, the FASB issued amended accounting principles that changed the accounting for VIEs which became effective for the Company as of January 1, 2010. These principles were codified as ASU No. 2009-16, “Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets” and ASU No. 2009-17, “Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU 2009-17 amended the VIEs Subsections of ASC Subtopic 810-10 to require former qualified special purpose entities (QSPEs) to be evaluated for consolidation and also changed the approach to determining a VIE’s primary beneficiary (“PB”) and required companies to more frequently reassess whether they must consolidate VIEs. Under the new guidance, the PB is the party that has both (1) the power to direct the activities of an entity that most significantly impact the VIE’s economic performance; and (2) through its interests in the VIE, the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

To assess whether the Company has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, the Company considers all facts and circumstances, including its role in establishing the VIE and its ongoing rights and responsibilities. This assessment includes, first, identifying the activities that most significantly impact the VIE’s economic performance; and second, identifying which party, if any, has power over those activities. In general, the parties that make the most significant decisions affecting the VIE (such as asset managers, collateral managers, servicers, or owners of call options or liquidation rights over the VIE’s assets) or have the right to unilaterally remove those decision-makers are deemed to have the power to direct the activities of a VIE.

To assess whether the Company has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE, the Company considers all of its economic interests, including debt and equity investments, servicing fees, and derivative or other arrangements deemed to be variable interests in the VIE. This assessment requires that the Company apply judgment in determining whether these interests, in the aggregate, are considered potentially significant to the VIE. Factors considered in assessing significance include: the design of the VIE, including its capitalization structure; subordination of interests; payment priority; relative share of interests held across various classes within the VIE’s capital structure; and the reasons why the interests are held by the Company.

The Company performs on-going reassessments of: 1) whether any entities previously evaluated under the majority voting-interest framework have become VIEs, based on certain events, and are therefore subject to the VIE consolidation framework; and 2) whether changes in the facts and circumstances regarding the Company’s involvement with a VIE cause the Company’s consolidation conclusion regarding the VIE to change.

The Company evaluates its interest in each VIE. When the Company is considered the primary beneficiary, the VIE’s assets, liabilities and non-controlling interests are consolidated and included in the Consolidated Financial Statements. See Note 7 — Long Term Borrowings for further details.

Revenue Recognition

Interest income on loans and direct financing leases is recognized using the effective interest method or on a basis approximating a level rate of return over the life of the asset. Leveraged lease revenue is recognized on a basis calculated to achieve a constant after-tax rate of return for periods in which there is a positive investment in the transaction, net of related deferred tax liabilities. As discussed above and in Note 25, effective January 1, 2010, interest income includes a component of accretion of the fair value discount on loans and lease receivables recorded in connection with fresh start accounting.

For finance receivables that were not considered impaired at the FSA date and for which cash flows were evaluated based on contractual terms, the discount is accreted using the effective interest method as a yield adjustment over the remaining lives and recorded in Interest Income. If the finance receivable is prepaid, the remaining accretable balance is recognized in Interest Income. If the finance receivable is sold, the remaining discount is considered in the resulting gain or loss. If the finance receivable is subsequently classified as non-accrual, accretion of the discount ceases.

For finance receivables that were considered impaired at the FSA date and for which the cash flows were evaluated based on expected cash flows that are less than contractual cash flows, there is an accretable and a non-accretable discount. The non-accretable discount effectively serves as a reserve against future credit losses on the individual receivables so valued. The non-accretable discount reflects the present value of the difference between the excess of cash flows contractually required to be paid and expected cash flows (i.e. credit component). The non-accretable discount is recorded as a reduction to finance receivables and will be a reduction to future charge-offs or will be reclassified to accretable discount should expected cash flows improve. The accretable discount is accreted using the effective interest method as a yield adjustment over the remaining lives and recorded in Interest Income. Finance receivables that are on non-accrual will not accrete the accretable discount until the account returns to performing status.

Rental revenue on operating leases is recognized on a straight line basis over the lease term and is included in Other Income. An intangible asset was recorded in FSA for net above and below market operating lease contracts. These adjustments (net) will be amortized thereby lowering rental income over the remaining lives of the lease agreements on a straight line basis.

The recognition of interest revenue (including accretion) on commercial loans and finance receivables is suspended and an account is placed on non-accrual status when, in the opinion of management, full collection of all principal and interest due is doubtful. To the extent the estimated cash flows, including fair value of collateral, does not satisfy both the principal and accrued interest outstanding, accrued but uncollected interest at the date an account is placed on non-accrual status is reversed and charged against revenue. Subsequent interest received is applied to the outstanding principal balance until such time as the account is collected, charged-off or returned to accrual status.

The recognition of interest revenue (including accretion) on consumer loans and certain small ticket commercial loans and lease receivables is suspended and all previously accrued but uncollected revenue is reversed, when payment of principal and/or interest is contractually delinquent for 90 days or more. Accounts, including accounts that have been modified, are returned to accrual status when, in the opinion of management, collection of remaining principal and interest is reasonably assured, and upon collection of six consecutive scheduled payments.

The Company periodically modifies the terms of finance receivables in response to borrowers’ financial difficulties. These modifications may include interest rate reductions, principal forgiveness or payment deferments. The finance receivables that are modified, where a concession has been made to the borrower, are accounted for as Troubled Debt Restructurings (“TDR’s”). TDR’s are placed on non-accrual upon their restructuring and remain on non-accrual until, in the opinion of management, collection of remaining principal and interest is reasonably assured, and upon collection of six consecutive scheduled payments.

Allowance for Loan Losses on Finance Receivables

The allowance for loan losses is intended to provide for credit losses inherent in the loan and lease receivables portfolio and is periodically reviewed for adequacy considering credit quality indicators, including expected and historical losses and levels of and trends in past due loans, non-performing assets and impaired loans, collateral values and economic conditions.

As a result of fresh start accounting, the allowance for loan losses balance at December 31, 2009 was eliminated and, together with fair value adjustments to loans and lease receivables, effectively re-characterized as either non-accretable or accretable discount. The non-accretable component represents contractually required payments receivable in excess of the amount of cash flows expected to be collected for loans with evidence of credit impairment. The accretable discount, which largely reflects the difference between contractual rates and market rates on the portfolio at the emergence date, is recognized in accordance with the effective interest method or on a basis approximating a level rate of return, as a yield adjustment to loans and capital leases over the remaining lives of the respective assets and reflected in interest income. The allowance for credit losses on finance receivables for Successor CIT reflects estimated amounts for loans originated subsequent to the emergence date, and additional amounts required in excess of the remaining FSA discount on loans that were on the balance sheet at the emergence date for changes in circumstances subsequent to that date. The allowance for loan losses on finance receivables originated as of or subsequent to emergence is determined based on three key components: (1) specific allowances for loans that are impaired, based upon the value of underlying collateral or projected cash flows, (2) allowances for estimated losses inherent in the portfolio based upon historical and projected charge-offs and (3) allowances for estimated losses inherent in the portfolio based upon economic risks, industry and geographic concentrations, and other factors. Changes to the Allowance for Loan Losses are recorded in the Provision for Credit Losses.

With respect to assets transferred to held for investment from held for sale, an allowance for loan losses is recognized to the extent estimated inherent losses exceed the remaining discount.

An approach similar to the allowance for loan losses is utilized to calculate a reserve for losses related to unfunded loan commitments and deferred purchase commitments associated with the Company’s factoring business. A reserve for unfunded loan commitments is maintained to absorb estimated probable losses related to these facilities. The adequacy of the reserve is determined based on periodic evaluations of the unfunded credit facilities, including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities. The reserve for unfunded loan commitments is recorded as a liability on the Consolidated Balance Sheet. Net adjustments to the reserve for unfunded loan commitments are included in the provision for credit losses.

In the determination of the allowance for loan losses, finance receivables are divided into the following five portfolio segments, which correspond to the Company’s business segments; Corporate Finance; Transportation Finance; Trade Finance; Vendor Finance and Consumer. Within each portfolio segment, credit risk is assessed and monitored in the following seven classes of loans; Corporate Finance – SBL; Corporate Finance – other; Transportation Finance; Trade Finance; Vendor Finance – U.S.; Vendor Finance – International and Consumer.

The allowance policies described above related to specific and non-specific allowances, and the impaired finance receivables and charge-off policies that follow, are applied across the portfolio segments and loan classes. Given the nature of the Company’s business, the specific allowance is largely in the Corporate Finance, Trade Finance and Transportation Finance portfolio segments. The non-specific allowance, which considers the Company’s internal system of probability of default and loss severity ratings, among other factors, is applicable to all the portfolio segments.

Impaired Finance Receivables

Impaired finance receivables (including loans or capital leases) of $500 thousand or greater that are placed on non-accrual status, largely in the Corporate Finance – other, Trade Finance and Transportation Finance loan classes, are subject to periodic individual review in conjunction with the Company’s ongoing problem loan management (PLM) function. The Company excludes consumer loans and small-ticket loan and lease receivables, largely in the two Vendor Finance and Corporate Finance – SBL (Small Business Lending) loan classes, that have not been modified in a troubled debt restructuring, as well as short-term factoring receivables, from its impaired finance receivables disclosures as charge-offs are typically determined and recorded for such loans beginning at 120-180 days of contractual delinquency.

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

Charge-off of Finance Receivables

Charge-offs on commercial loans are recorded, usually net of specific allowances for losses, after considering such factors as the borrower’s financial condition and the value of underlying collateral and guarantees (including recourse to dealers and manufacturers) and the status of collection activities. Such charge-offs are deducted from the carrying value of the related finance receivables. This policy is largely applicable in the Corporate Finance, Trade Finance and Transportation portfolio segments. Charge-offs on consumer and certain small ticket commercial finance receivables, primarily in the Vendor Finance and Corporate Finance portfolio segments, are recorded beginning at 120 to180 days of contractual delinquency. In accordance with FSA, charge-offs on loans with an FSA discount as of the emergence date are first allocated to the respective loan’s fresh start discount. To the extent a charge-off amount exceeds such discount the difference is reported as a charge-off. Charge-offs on loans originated subsequent to emergence are reflected in the provision for credit losses. Charge-offs on loans originated prior to emergence in excess of fresh start accounting adjustments are reflected in the provision for credit losses. Collections on accounts previously charged off in the post-emergence period are recorded as recoveries in the provision for credit losses. Collections on accounts previously charged off in the pre-emergence period are recorded as recoveries in other income.

Derivative Financial Instruments

Due to the reorganization, none of the Company’s derivatives outstanding at December 31, 2009 qualified for hedge accounting. During 2010, the Company reassessed its hedge requirements and reestablished counterparty relationships to facilitate placement of required hedges where economically appropriate. New derivative transactions are cash collateralized.

The Company manages economic risk and exposure to interest rate, foreign currency and, in limited instances, credit risk through derivative transactions in over-the-counter markets with other financial institutions. The Company documents at inception all relationships between hedging instruments and hedged items, as well as the risk management objectives and strategies for undertaking various accounting hedges. Upon executing a derivative contract, the Company designates the derivative as either a qualifying hedge or non-qualifying hedge. The designation may change based upon management’s reassessment of circumstances. Derivatives utilized by the Company include swaps, forward settlement contracts, and options contracts. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices. Financial forward settlement contracts are agreements to buy or sell a quantity of a financial instrument, index, currency or commodity at a predetermined future date, and rate or price. An option contract is an agreement that gives the buyer the right, but not the obligation, to buy or sell an underlying asset from or to another party at a predetermined price or rate over a specific period of time. The Company may also utilize credit derivatives to manage credit risk associated with its loan portfolio. The hedge strategy currently employed by the Company relates to currency risk management of investments in foreign operations. The Company utilizes cross-currency swaps and foreign currency forward contracts to effectively convert U.S. dollar denominated debt to a foreign currency. These transactions are classified as either foreign currency net investment hedges, or foreign currency cash flow hedges, with resulting gains and losses reflected in accumulated other comprehensive income, a separate component of equity. For hedges of foreign currency net investment positions, the “forward” method is applied whereby effectiveness is assessed and measured based on the amounts and currencies of the individual hedged net investments versus the notional amounts and underlying currencies of the derivative contract. For those hedging relationships where the critical terms of the entire debt instrument and the derivative are identical, and the credit-worthiness of the counterparty to the hedging instrument remains sound, there is an expectation of no hedge ineffectiveness so long as those conditions continue to be met. The net interest differential is recognized on an accrual basis as an adjustment to other income or as interest expense to correspond with the hedged position.

Derivative instruments that qualify for hedge accounting are recognized in the balance sheet at their fair values in other assets or other liabilities. Derivatives that do not qualify for hedge accounting are recognized in the balance sheet as trading assets or liabilities. Fair value is based on dealer quotes, pricing models, discounted cash flow methodologies, or similar techniques for which the determination of fair value may require significant management judgment or estimation. The fair value of the derivative contracts is reflected net of cash paid or received pursuant to credit support agreements and is reported on a gross-by-counterparty basis. Valuations of derivative assets and liabilities reflect the value of the instrument including the Company’s and counterparty’s credit risk.

CIT is exposed to credit risk to the extent that the counterparty fails to perform under the terms of a derivative. We manage this credit risk by requiring that all derivative transactions be conducted initially with counterparties rated investment grade by nationally recognized rating agencies, and by setting limits on the exposure with any individual counterparty and requiring cash collateral.

Goodwill and Other Identified Intangibles

The Company’s goodwill represents the excess of the reorganization equity value over the fair value of tangible and identifiable intangible assets, net of liabilities.

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

An intangible asset was recorded in FSA for net above and below market operating lease contracts. These intangible assets are amortized on a straight line basis, resulting in lower rental income (a component of Other Income) over the remaining lives of the lease agreements.

Long-Lived Assets

A review for impairment of long-lived assets, such as operating lease equipment, is performed at least annually or when events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Impairment of assets is determined by comparing the carrying amount to future undiscounted net cash flows expected to be generated. If an asset is impaired, the impairment is the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is based upon discounted cash flow analysis and available market data. Current lease rentals, as well as relevant and available market information (including third party sales for similar equipment, and published appraisal data), are considered both in determining undiscounted future cash flows when testing for the existence of impairment and in determining estimated fair value in measuring impairment. Depreciation expense is adjusted when projected fair value at the end of the lease term is below the projected book value at the end of the lease term. Assets to be disposed of are reported at the lower of the carrying amount or fair value less disposal costs.

Other Assets

Assets received in satisfaction of loans are initially recorded at fair value and then assessed at the lower of carrying value or estimated fair value less selling costs, with write-downs of the pre-existing receivable reflected in the provision for credit losses. Additional impairment charges, if any, would be recorded in Other Income.

Interest and dividends on equity and debt securities are included in interest income. Realized gains and losses from the sales of securities are included in other income.

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

Adoption of FSA at emergence required that all assets and liabilities, other than deferred taxes, be stated at fair value.

Income Taxes

Deferred tax assets and liabilities are recognized for the expected future taxation of events that have been reflected in the Consolidated Financial Statements. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax basis of particular assets and liabilities, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any net deferred tax assets if, based upon the relevant facts and circumstances, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company, its wholly-owned U.S. subsidiaries, and certain non-U.S. subsidiaries file a consolidated federal income tax return. The Company is subject to the income tax laws of the United States, its states and municipalities and those of the foreign jurisdictions in which the Company operates. These tax laws are complex, and the manner in which they apply to the taxpayer’s facts is sometimes open to interpretation. Given these inherent complexities, the Company must make judgments in assessing the likelihood that a tax position will be sustained upon examination by the taxing authorities based on the technical merits of the tax position. A tax position is recognized only when, based on management’s judgment regarding the application of income tax laws, it is more likely than not that the tax position will be sustained upon examination. The amount of benefit recognized for financial reporting purposes is based on management’s best judgment of the most likely outcome resulting from examination given the facts, circumstances and information available at the reporting date. The Company adjusts the level of unrecognized tax benefits when there is new information available to assess the likelihood of the outcome. ASC 740 liabilities for uncertain tax positions are included in current taxes payable, which is reflected in accrued liabilities and payables. Accrued interest and penalties for unrecognized tax positions are recorded in income tax expense.

Other Comprehensive Income/Loss

Other Comprehensive Income/Loss includes unrealized gains and losses, unless other than temporarily impaired, on available-for-sale investments, foreign currency translation adjustments for both net investment in foreign operations and related derivatives designated as hedges of such investments, changes in fair values of derivative instruments designated as hedges of future cash flows and certain pension and postretirement benefit obligations, all net of tax.

In conjunction with the reorganization and adoption of fresh start accounting, existing balances in Other Comprehensive Income/Loss were eliminated at December 31, 2009.

Foreign Currency Translation

In addition to U.S. operations, the Company has operations in Canada, Europe and other countries. The functional currency for foreign operations is generally the local currency. The value of assets and liabilities of these operations is translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Revenue and expense items are translated at the average exchange rates during the year. The resulting foreign currency translation gains and losses, as well as offsetting gains and losses on hedges of net investments in foreign operations, are reflected in accumulated other comprehensive income. Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than the functional currency are included in earnings.

In conjunction with the reorganization and adoption of fresh start accounting, all cumulative translation adjustments were written off at December 31, 2009 as part of the elimination of Other Comprehensive Income/Loss.

Other Income

Other income is recognized in accordance with relevant authoritative pronouncements and includes the following: (1) rental income on operating leases, (2) factoring commissions, (3) commitment, facility, letters of credit, advisory and syndication fees, (4) servicing fees, (5) gains and losses from sales of leasing equipment and sales and syndications of finance receivables, (6) recoveries on loans charged-off prior to FSA, (7) equity in earnings of joint ventures and unconsolidated subsidiaries, (8) gains and losses on certain derivatives and foreign currency exchange, and (9) counterparty receivable FSA accretion.

Other Expenses

Other expenses include (1) depreciation on operating lease equipment, (2) salaries and general operating expenses, (3) provision for severance and facilities exiting activities, (4) goodwill and intangible asset impairment charges, and (5) gains and losses on debt and debt-related derivative extinguishments.

Earnings per Share

Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted-average number of common shares outstanding increased by the weighted-average potential impact of dilutive securities, including stock options and restricted stock grants. The dilutive effect is computed using the treasury stock method, which assumes the conversion of stock options and restricted stock grants. However, in periods when results are negative, these shares would not be included in the EPS computation as the result would have an anti-dilutive effect.

In periods that include discontinued operations, results from continuing operations determine which denominator to use. In periods when earnings from continuing operations is positive and results after discontinued operations is negative, the use of dilutive shares can have an anti-dilutive effect.

Predecessor CIT Common Stock (and related options and restricted shares) was cancelled upon emergence from bankruptcy on December 10, 2009 and 200 million shares of new common stock were issued. The net loss per share for the year ended December 31, 2009 was based upon a weighted average of predecessor common shares outstanding for the full 2009 period.

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

Stock-Based Compensation

Compensation expense associated with equity-based awards is recognized over the vesting period (requisite service period), generally three years, under the “graded vesting” attribution method, whereby each vesting tranche of the award is amortized separately as if each were a separate award. The cost of awards granted to directors in lieu of cash is recognized using the single-grant approach with immediate vesting and expense recognition. Expenses related to stock-based compensation are included in Salaries and General Operating Expenses.

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

Consolidated Statements of Cash Flows

Cash and cash equivalents includes cash and interest-bearing deposits, which primarily represent overnight money market investments of excess cash. The Company maintains cash balances principally at financial institutions located in the U.S. and Canada. The balances are not insured. Cash and cash equivalents also include amounts at CIT Bank, a Utah state bank, which are only available for the bank’s funding and investment requirements. Cash inflows and outflows from deposits and most factoring receivables are presented on a net basis in the Statements of Cash Flows, as their original term is generally less than 90 days.

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

As a result of adopting FSA, the consolidated statement of cash flows for the year ended December 31, 2009 presents reorganization gains and losses associated with the extinguishment of certain contracts and long-term borrowings under the Reorganization Plan.

Accounting for TARP Warrant Liability

Effective January 1, 2009, the Company prospectively adopted the FASB’s requirements for Contracts in an Entity’s Own Equity. Upon adoption of these requirements, management determined the warrant issued to the U.S. Treasury in conjunction with the Troubled Asset Relief Program (TARP) no longer qualified as equity and should be accounted for as a derivative liability. As a result, the Company classified $281.9 million of amounts recorded in Paid-in Capital at January 1, 2009 to Other Liabilities. On May 12, 2009, upon shareholder approval of the issuance of common stock related to the potential exercise of the warrant by the Treasury, the liability was reclassified to permanent equity in the amount of $211.2 million. The decline in the fair value of the warrant between January 1, 2009 and May 12, 2009 totaled $70.6 million and reflected the decline in the Company’s stock price. The $2.3 billion TARP investment was cancelled in the Plan of Reorganization in exchange for contingent value rights (CVRs) and issued to the U.S. Treasury. The CVRs expired without any value on February 8, 2010.

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

Discontinued Operation Income Statement Year Ended December 31, (dollars in millions)

2008

Net interest revenue	$101.0
Other income	29.4
Valuation allowance for receivables held for sale	(23.0)
Provision for credit losses	(608.6)
Salaries and general operating expenses	(51.0)

Pretax (loss) from discontinued operation	(552.2)
(Loss) from sale of discontinued operation before income taxes	(2,123.4)
Income tax benefit	509.2

Net (loss) from discontinued operation	$(2,166.4)

Revisions

Certain immaterial amounts reported at December 31, 2009 have been revised. These corrections correspond to (a) an initial misapplication of FSA on certain loans, (b) an incorrect deferral of income on a partnership investment, (c) a duplication of accrued interest payable for deposits, (d) an understatement of the deferred tax asset valuation allowance, (d) a decrease in the valuation of certain leveraged leases, and (e) an overstatement of capitalized broker deposit fees that should have been charged off at December 31, 2009. As stockholders’ equity was stated at fair value at December 31, 2009, the net effect of the aforementioned corrections ($38 million) also resulted in an adjustment to Goodwill.

NEW ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements and Disclosures

In January 2010, FASB issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (Topic 820). This update enhances disclosures about (1) different classes of assets and liabilities measured at fair value, (2) valuation techniques and inputs used, (3) transfers between Levels 1, 2, and 3, and (4) activity in Level 3 fair value measurements. Except for the detailed Level 3 rollforward disclosures, this guidance was adopted and did not have a material impact on the Company’s financial statement disclosures. Disclosure of activity in Level 3 fair value measurements is effective for fiscal years and interim periods beginning after December 15, 2010.

Accounting for Certain Embedded Credit Derivatives

In March 2010, the FASB issued ASU 2010-11, Scope Exception Related to Embedded Credit Derivatives, which clarified the circumstances in which a credit derivative embedded in beneficial interests in securitized financial assets is required to be separately accounted for as a derivative instrument. The guidance was effective for the first fiscal quarter beginning after June 15, 2010. Upon adoption, the new guidance permitted the election of the fair value option for beneficial interests in securitized financial assets. The Company adopted the new guidance prospectively, effective July 1, 2010. The adoption of the guidance did not have a material impact on the Consolidated Balance Sheets or Statements of Operations.

Disclosures about the Credit Quality of Finance Receivables and the Allowance for Credit Losses

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Finance Receivables and the Allowance for Credit Losses, which provides guidance that requires enhanced disclosures surrounding the credit characteristics of the Company’s loan portfolio. Under the new guidance, the Company is required to disclose its accounting policies, the methods it uses to determine the components of the allowance for credit losses, and qualitative and quantitative information about the credit risk inherent in the loan portfolio, including additional information on certain types of loan modifications.

The Company adopted the required disclosures of this guidance as disclosed in Note 1, 2 and 3, which included enhanced qualitative accounting policies and quantitative disclosures on segment and class levels as well as credit characteristics. The new disclosures on rollforward of the allowance for credit losses is effective for the first quarter 2011 Form 10-Q and the new disclosures about troubled debt restructurings was deferred. The adoption of this guidance affects CIT’s disclosures of loans and allowance for loan losses, but does not affect its financial condition or results of operations.

Goodwill Impairment Test

In December 2010, FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. Under ASC Topic 350, goodwill is tested for impairment at the reporting unit level utilizing a two-step approach. Step 1 compares the fair value of a reporting unit to its carrying value and if there is a shortfall, then Step 2 is completed. Step 2 measures the amount of impairment. This update requires that the Step 2 test be performed if the reporting unit has zero or negative carrying amount and qualitative factors exist indicating that it is more likely than not that a goodwill impairment exists. No additional disclosures are required by this update. This update is effective for public companies beginning after December 15, 2010. At the date of adoption, a cumulative-effect adjustment to beginning retained earnings should be recorded if impairment of any reporting unit exists.

NOTE 2 — LOANS

The following table presents finance receivables by segment, based on obligor location:

(dollars in millions)
	December 31, 2010			December 31, 2009
	Domestic	Foreign	Total	Domestic	Foreign	Total
Corporate Finance	$6,482.4	$1,999.8	$8,482.2	$9,602.1	$2,563.7	$12,165.8
Transportation Finance	1,098.8	290.1	1,388.9	1,490.1	318.0	1,808.1
Trade Finance	2,207.7	179.7	2,387.4	2,602.6	388.4	2,991.0
Vendor Finance	2,582.9	1,583.2	4,166.1	4,352.9	3,836.1	8,189.0
Consumer	8,058.8	17.1	8,075.9	9,664.3	19.4	9,683.7

Total	$20,430.6	$4,069.9	$24,500.5	$27,712.0	$7,125.6	$34,837.6

The following table presents selected information related to components of the net investment in finance leases which are included in total finance receivables:

(dollars in millions)
	2010	2009
Unearned income	$(1,356.3)	$(2,175.7)
Equipment residual values	992.2	1,495.7
Net unamortized deferred fees and costs	16.0	NA
Direct financing and sales-type leases	4,433.8	6,547.4
Leveraged leases	88.3	137.5
Leverage lease third party non-recourse debt payable	265.6	453.4

Certain of the following tables present credit-related information at the “class” level in accordance with ASU 2010-20, Disclosures about the Credit Quality of Finance Receivables and the Allowance for Credit Losses. A class is generally a disaggregation of a portfolio segment. In determining the classes, CIT considered the finance receivable characteristics and methods it applies in monitoring and assessing credit risk and performance.

Credit Quality Information

The following table summarizes finance receivables by the risk ratings that bank regulatory agencies utilize to classify credit exposure and which are consistent with indicators the Company monitors. Risk ratings are reviewed on a regular and ongoing basis by Credit Risk Management and are adjusted as necessary for updated information affecting borrowers’ ability to fulfill their obligations. The definitions of these ratings are as follows:

  Pass – finance receivables in this category do not exhibit weakness and do not meet the criteria for classification in one of the categories below.

  Special mention – a special mention asset exhibits potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects.

  Substandard – a substandard asset is inadequately protected by the current sound worth and paying capacity of the borrower, and is characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected.

  Doubtful – a doubtful asset has weaknesses that make collection or liquidation in full unlikely on the basis of current facts, conditions, and values.

All of the Doubtful accounts and approximately one third of the Substandard accounts are on non-accrual status at December 31, 2010.

At December 31, 2010
(dollars in millions)

	Corporate Finance – Other	Corporate Finance – SBL	Transportation Finance	Trade Finance	Vendor Finance US	Vendor Finance International	Total Commercial	Total Consumer	Totals (1)

Grade:
Pass	$4,843.4	$360.9	$652.3	$1,977.9	$2,198.5	$1,867.9	$11,900.9	$7,348.4	$19,249.3
Special
mention	1,275.6	161.0	540.8	244.3	142.5	193.1	2,557.3	358.2	2,915.5
Substandard	1,205.1	211.8	192.4	123.0	180.7	135.4	2,048.4	614.4	2,662.8
Doubtful	460.0	183.6	3.4	42.2	55.4	60.8	805.4	1.6	807.0

Total	$7,784.1	$917.3	$1,388.9	$2,387.4	$2,577.1	$2,257.2	$17,312.0	$8,322.6	$25,634.6

Non-accrual
loans	$1,025.4	$214.4	$63.2	$164.4	$80.2	$67.7	$1,615.3	$0.7	$1,616.0

(1) Includes $1,134.1 million of loans in Assets Held for Sale, which are measured at the lower of cost or fair value. ASU 2010-20 does not require inclusion of these finance receivables in the disclosures above. Until they are disposed of, the Company manages the credit risk and collections of finance receivables held for sale consistently with its finance receivables held for investment, so that Company data are tracked and used for management purposes on an aggregated basis, as presented above.

Past Due and Non-accrual Loans

The table that follows presents portfolio delinquency status, regardless of accrual/non-accrual classification, at December 31, 2010.

Finance Receivables – Delinquency Status
At December 31, 2010
(dollars in millions)

	30–59 Days Past Due	60–89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Finance Receivables (1)
Commercial
Corporate Finance – other	$43.2	$33.7	$149.2	$226.1	$7,558.0	$7,784.1
Corporate Finance – SBL	21.8	8.6	73.0	103.4	813.9	917.3
Transportation Finance	9.0	1.8	0.6	11.4	1,377.5	1,388.9
Trade Finance	35.0	1.8	1.3	38.1	2,349.3	2,387.4
Vendor Finance – US	59.4	23.2	20.3	102.9	2,474.2	2,577.1
Vendor Finance –
International	20.2	11.5	10.6	42.3	2,214.9	2,257.2
Consumer	351.4	175.9	434.1	961.4	7,361.2	8,322.6

Total	$540.0	$256.5	$689.1	$1,485.6	$24,149.0	$25,634.6

(1)	Includes $1,134.1 million of loans in Assets Held for Sale.

The following table sets forth non-accrual loans and assets received in satisfaction of loans (repossessed assets). Non-accrual loans include loans greater than $500,000 that are individually evaluated and determined to be impaired, as well as loans less than $500,000 that are delinquent (generally for more than 90 days).

Finance Receivables on Non-accrual Status
(dollars in millions)
	At December 31
	2010	2009
Commercial
Corporate Finance – other	$1,025.4	$1,187.3
Corporate Finance – SBL	214.4	187.5
Transportation Finance	63.2	6.8
Trade Finance	164.4	90.5
Vendor Finance – US	80.2	52.8
Vendor Finance – International	67.7	49.4
Consumer	0.7	0.1

Total non-accrual loans	1,616.0	1,574.4
Repossessed assets	21.1	29.6

Total non-performing assets	$1,637.1	$1,604.0

Government guaranteed accruing loans past due 90 days or more	$433.6	$480.7
Other accruing loans past due 90 days or more	1.7	89.4

Total Accruing loans past due 90 days or more	$435.3	$570.1

Payments received on non-accrual financing receivables are generally applied against outstanding principal.

Impaired Loans

The Company’s policy is to review for impairment finance receivables greater than $500,000 that are placed on non-accrual status. Consumer loans and small-ticket loan and lease receivables that have not been modified in a troubled debt restructuring, as well as short-term factoring receivables, are included (if appropriate) in the reported non-accrual balances above, but are excluded from the impaired finance receivables disclosure below as charge-offs are typically determined and recorded for such loans when they are more than 120 - 150 days past due.

The following table contains information about impaired finance receivables, exclusive of finance receivables that were identified as impaired at the Convenience Date for which the Company is applying the income recognition and disclosure guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality) and disclosed further below in this note, and the related reserve for credit losses.

Impaired Loans
At or for the Year Ended December 31, 2010
(dollars in millions)
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial
Corporate Finance – Other	$305.0	$511.3	$–
Corporate Finance – SBL	50.7	72.2	–
Transportation	11.0	12.8	–
Trade	131.5	150.0	–
Vendor US	26.5	51.5	–
Vendor International	27.2	65.9	–
With an allowance recorded:
Commercial
Corporate Finance – Other	148.8	161.8	43.3
Corporate Finance – SBL	51.9	54.5	12.7
Transportation Finance	56.4	57.6	10.0
Trade Finance	27.1	31.1	5.3

Total Commercial	$836.1	$1,168.7	$71.3

Average recorded investment	$618.8

(1)  Includes approximately $70 million of loans in Assets Held for Sale.

The following summarizes key elements of the Company’s policy regarding the determination of collateral fair value in the measurement of impairment:

  “Orderly liquidation value” is the basis for collateral valuation;

  Appraisals are updated annually or more often as market conditions warrant; or

  Appraisal values are discounted in the determination of impairment if the:

    appraisal does not reflect current market conditions; or

    collateral consists of inventory, accounts receivable, or other forms of collateral, which in a liquidation may become difficult to locate, subject to pilferage, or difficult to collect in a liquidation.

The Company periodically modifies the terms of loans / finance receivables in response to borrowers’ difficulties. Modifications that include a financial concession to the borrower are accounted for as troubled debt restructurings (TDRs). The net investment of TDRs at December 31, 2010 was $461.7 million, of which 95% was on non-accrual. Corporate Finance receivables accounted for 73% of the total TDRs. At December 31, 2010 and December 31, 2009, there were $19.6 million and $14.8 million, respectively, of commitments to lend additional funds to borrowers whose loan terms have been modified in troubled debt restructurings.

The following table contains information on finance receivables evaluated for impairment and the related reserve for credit losses before fresh start accounting.

At or for the Year Ended December 31 (dollars in millions)

Predecessor CIT
2009
Finance receivables considered for impairment	$2,310.3
Impaired finance receivables with specific allowance(1)	826.7
Specific allowance for impaired receivables	286.9
Impaired finance receivables with no specific allowance	1,483.6
Average investment in impaired finance receivables	1,886.5

Loans and Debt Securities Acquired with Deteriorated Credit Quality

For purposes of this presentation, finance receivables that were identified as impaired at the Convenience Date are presented separately below. The Company is applying the income recognition and disclosure guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality) to loans considered impaired in FSA.

(dollars in millions)	December 31, 2010			Year ended December 31, 2010

	Carrying Amount	Outstanding balance (1)	Related Allowance	Provision for Credit Losses	Net Charge-offs
Commercial
Corporate Finance	$762.0	$1,722.0	$53.4	$195.4	$142.0
Transportation Finance	0.4	0.9	–	0.8	0.8
Vendor Finance	33.3	191.7	1.5	5.4	3.9
Consumer	1.5	14.3	–	5.5	5.5

Totals loans	$797.2	$1,928.9	$54.9	$207.1	$152.2

(1) Represents the sum of contractual principal, interest and fees earned at the reporting date, aggregated as net FSA net investment grossed up for inception to date charge-offs.

The following table presents the changes to the accretable discount related to all loans accounted for under ASC 310-30 (loans acquired with deteriorated credit quality) since December 31, 2009.

Accretable discount activity for loans accounted for under ASC 310-30 at Emergence Date (dollars in millions):

Year ended December 31, 2010

Accretable discount, beginning of period	$454.8
Accretion	(40.7)
Disposals/transfers	(206.9)

Accretable discount, end of period	$207.2

The carrying amount of impaired loans at December 31, 2009 after fresh start accounting adjustments is shown in the following table:

At December 31, 2009

Contractually required payments including interest	$2,643.9
Less: Nonaccretable difference	863.6

Cash flows expected to be collected	1,780.3
Less: Potential accretable discount(1)	247.8

Fair value of impaired loans	$1,532.5

(1) CIT made a policy election to suspend accretion on these loans.

NOTE 3 — ALLOWANCE FOR LOAN LOSSES

The following table presents changes in the allowance for loan losses.

Allowance for Credit Losses and Recorded Investment in Finance Receivables
As of or for the Years Ended
December 31, (dollars in
millions)

	CIT							Predecessor CIT

	2010							2009	2008

	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Total Commercial	Consumer	Total	Total	Total

Allowance for loan losses:
Beginning balance	$–	$–	$–	$–	$–	$–	$–	$1,096.2	$574.3
Provision for credit losses	503.6	28.9	58.6	203.9	795.0	25.3	820.3	2,660.8	1,049.2
Change relating to new
accounting pronouncement(1)	59.7	–	–	8.9	68.6	–	68.6	–	–
Changes relating to foreign
currency translation, other	(6.2)	(0.4)	(0.1)	(1.5)	(8.2)	–	(8.2)	(12.2)	(36.8)
Gross charge-offs	(266.3)	(4.8)	(29.8)	(183.3)	(484.2)	(26.1)	(510.3)	(2,068.2)	(557.8)
Recoveries	12.9	–	1.2	30.9	45.0	0.8	45.8	109.6	67.3

Allowance balance before fresh
start adjustments	303.7	23.7	29.9	58.9	416.2	–	416.2	1,786.2	1,096.2
Fresh start adjustments	–	–	–	–	–	–	–	(1,786.2)	–

Allowance balance – end of period	$303.7	$23.7	$29.9	$58.9	$416.2	$–	$416.2	$–	$1,096.2

Individually evaluated for
impairment	$56.0	$10.0	$5.3	$–	$71.3	$–	$71.3
Collectively evaluated for
impairment	194.3	13.7	24.6	57.4	290.0	–	290.0
Loans acquired with deteriorated
credit quality(2)	53.4	–	–	1.5	54.9	–	54.9

Allowance balance – end of period	$303.7	$23.7	$29.9	$58.9	$416.2	$–	$416.2

Reserve for unfunded lending
commitments(3)	$11.2	$0.7	$–	$–	$11.9	$–	$11.9

Finance receivables:
Individually evaluated for
impairment	$556.4	$67.4	$158.6	$53.7	$836.1	$–	$836.1
Collectively evaluated for
impairment	7,163.8	1,321.1	2,228.8	4,079.1	14,792.8	8,074.4	22,867.2
Loans acquired with deteriorated
credit quality(2)	762.0	0.4	–	33.3	795.7	1.5	797.2

Ending balance	$8,482.2	1,388.9	$2,387.4	$4,166.1	$16,424.6	$8,075.9	$24,500.5

Percent of loans total loans	34.6%	5.7%	9.7%	17.0%	67.0%	33.0%	100.0%

(1) Reflects reserves associated with loans consolidated in accordance with 2010 adoption of accounting guidance on consolidation of variable interest entities.

(2) Represents loans considered impaired in FSA that are accounted for under the guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality).

(3) Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in Other Liabilities.

The allowance for loan losses balance prior to emergence was eliminated in FSA. The 2010 balance reflects estimated amounts for loans originated subsequent to the Emergence Date, loans that were held in VIEs that the Company has consolidated, and incremental amounts required on loans that were on the books at the Emergence Date. See Note 25 for further detail.

NOTE 4 — OPERATING LEASE EQUIPMENT

The following table provides the 2010 net book value (net of accumulated depreciation of $0.6 billion at December 31, 2010) and 2009 fair value of operating lease equipment, by equipment type. A fresh start accounting discount was recorded to reflect operating lease equipment at fair value at December 31, 2009. See Note 25 for detail.

Operating Lease Equipment By Type (dollars in millions)

	December 31, 2010	December 31, 2009

Commercial aircraft (including regional aircraft)	$7,063.7	$6,401.1
Railcars and locomotives	3,476.7	3,560.3
Information technology	184.7	274.1
Office equipment	124.9	211.1
Communications	79.6	131.0
Medical equipment, machinery and other	207.1	334.3

Total(1)	$11,136.7	$10,911.9

(1)	Includes equipment off-lease of $238.5 million and $496.2 million at December 31, 2010 and 2009, respectively, primarily consisting of rail and aerospace assets.

The following table presents future minimum lease rentals due on non-cancelable operating leases at December 31, 2010. Excluded from this table are variable rentals calculated on asset usage levels, re-leasing rentals, and expected sales proceeds from remarketing equipment at lease expiration, all of which are components of operating lease profitability.

Years Ended December 31 (dollars in millions)	2010

2011	$1,534.6
2012	1,200.7
2013	932.4
2014	687.1
2015	523.9
Thereafter	1,149.5

Total	$6,028.2

NOTE 5 — OTHER ASSETS

The following table presents the components of other assets.

Other Assets (dollars in millions)

	December 31, 2010	December 31, 2009

Deposits on commercial aerospace equipment	$609.7	$635.9
Equity and debt investments	328.5	373.6
Other counterparty receivables	310.7	74.1
Deferred debt costs	126.4	3.6
Tax receivable, other than income	125.1	215.9
Servicer and maintenance fee receivable	115.3	70.3
Executive retirement plan and deferred compensation	110.2	102.9
Accrued interest and dividends	97.7	214.7
Prepaid expenses	87.5	81.1
Furniture and fixtures	79.3	102.8
Retained interests in securitizations (1)	–	139.7
Other	367.5	452.5

	$2,357.9	$2,467.1

(1) Retained interests were eliminated with the adoption of a new accounting pronouncement on January 1, 2010.

The Company previously securitized loans off-balance sheet. Upon adoption of a new accounting standard on consolidation (ASC 810) on January 1, 2010, CIT consolidated special purpose entities that were previously off-balance sheet and eliminated its retained interest portion of the investments. Prior to consolidation, retained interests in off-balance sheet securitizations were designated as available for sale at December 31, 2009. The following tables and discussions relate to the previously off-balance sheet securitizations.

The following table summarizes the book value of the retained interests at the end of 2009.

(dollars in millions)

December 31, 2009

Retained interests:
Retained subordinated securities	$94.7
Cash reserve accounts	45.0

Total retained interests	$139.7

The following table summarizes for the retained interest the accretion recognized in pretax earnings, the related impairment charges, and unrealized after-tax gains, reflected in Accumulated Other Comprehensive Income:

(dollars in millions)

	Predecessor CIT
	Years Ended December 31,
	2009	2008
Accretion	$13.4	$78.6
Impairment charges	$(47.8)	$(73.7)
Unrealized after tax gains	$–	$0.4

The following table summarizes the key assumptions used in measuring retained interest carrying values of securitization transactions at the end of 2009. Weighted average prepayment speed was based on a constant prepayment rate that expressed payments as a function of the declining amount of loans at a compound annual rate. Weighted average expected credit losses were expressed as annual loss rates.

(dollars in millions)

	Predecessor CIT

	Vendor Finance	Small Business Lending

Weighted-average life (in years)	1.1	3.4
Weighted average prepayment speed	7.92%	17.18%
Impact on fair value of 10% adverse change	$(0.1)	$(0.5)
Impact on fair value of 20% adverse change	$(0.2)	$(0.9)
Weighted average expected credit losses(1)	2.47%	3.66%
Impact on fair value of 10% adverse change	$(1.4)	$(2.6)
Impact on fair value of 20% adverse change	$(2.7)	$(5.1)
Weighted average discount rate	9.00%	12.00%
Impact on fair value of 10% adverse change	$(0.6)	$(1.3)
Impact on fair value of 20% adverse change	$(1.1)	$(2.6)
Retained subordinated securities	$61.9	$32.8
Cash reserve accounts	34.7	10.3

Carrying value	$96.6	$43.1

These sensitivities were hypothetical and should be used with caution. Changes in fair value based on a 10 percent or 20 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interest was calculated without giving effect to any other assumption changes. In reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

The following table summarizes static pool credit losses for off-balance sheet term securitizations by year of issuance. Static pool credit losses represent the sum of actual losses (life-to-date) and projected future credit losses, divided by the original balance of each of the respective asset pools. There were no off-balance sheet term securitizations consummated in 2009.

	Predecessor CIT
	Commercial Equipment Off Balance Sheet Term
Securitizations During:	2009	2008
Actual and projected losses at:
December 31, 2009	N/A	3.08%
December 31, 2008		2.16%

The table that follows summarizes the roll-forward of retained interests balances and cash flows received from and paid to securitization trusts:

(dollars in millions)

	Predecessor CIT

	Years Ended December 31

	2009	2008

Retained Interests
Retained interests at beginning of period	$229.4	$1,170.0
New sales	–	623.2
Distributions from trusts	(65.5)	(1,679.0)
Change in fair value	(1.5)	(12.6)
Other, including net accretion, and clean-up calls	(22.7)	127.8

Retained interests at end of period	$139.7	$229.4

Cash Flows During the Periods
Proceeds from new securitizations	$–	$704.0
Other cash flows received on retained interests	65.5	725.5
Servicing fees received	7.9	49.0
Reimbursable servicing advances, net	4.9	1.2
Repurchases of delinquent or foreclosed assets and ineligible contracts	(13.5)	(7.3)
Purchases of contracts through clean-up calls	(78.6)	(77.5)

Total, net	$(13.8)	$1,394.9

NOTE 6 — DEPOSITS

The following table presents deposits detail, maturities and weighted average interest rates. (dollars in millions)

	December 31, 2010	December 31, 2009
Deposits outstanding	$4,536.2	$5,177.7
Weighted average contractual interest rate	3.13%	3.24%
Weighted average number of days to maturity	763 days	824 days

Pre-FSA Maturities

Due in 2010 (2.89% at December 31, 2009)	$–
Due in 2011 (2.61% and 2.91% at December 31, 2010 and 2009)	1,230.7
Due in 2012 (3.24% and 3.27% at December 31, 2010 and 2009)	1,260.0
Due in 2013 (3.19% and 3.65% at December 31, 2010 and 2009)	817.8
Due in 2014 (3.62% and 3.83% at December 31, 2010 and 2009)	709.1
Due in 2015 (2.58% at December 31, 2010)	228.2
Due after 2015 (4.12% and 4.00% at December 31, 2010 and 2009)	251.9

Deposits outstanding, excluding fresh start adjustments	$4,497.7

	Years Ended December 31

	CIT 2010	Predecessor CIT 2009

Daily average deposits	$4,700.8	$4,130.9
Maximum amount outstanding	$5,084.5	$5,527.0
Weighted average contractual interest rate for the year	2.98%	3.58%

At December 31, 2010 and 2009, there were no deposits of $100,000 or greater in the U.S. in CIT Bank. Deposits in foreign banks at December 31, 2010 were comprised of certificates of deposit totaling $7.5 million, the majority of which were in excess of $100,000.

Deposits were adjusted to estimated fair value at December 31, 2009 in FSA, and the fair value premium will be recognized as a yield adjustment over the deposit lives. During 2010, $52.0 million of the fair value premium was recognized as a reduction to interest expense.

NOTE 7 — LONG-TERM BORROWINGS

The following table presents outstanding long-term borrowings and the related rates (excluding the impact of FSA adjustments and debt related fees) and maturity dates:

(dollars in millions)

				December 31, 2010			December 31, 2009

	Average interest rates	Fixed or range of interest rates	Range of maturity dates	CIT Group Inc.	Subsidiaries	Total	Total

Secured borrowings	2.52%	0.40% - 6.59%	2011 - 2040	$–	$10,965.8	$10,965.8	$14,346.5
Secured credit
facility and
expansion credit
facility (Refinanced)	6.25%	6.25%	2015	198.2	2,844.4	3,042.6	7,716.6
Other debt	5.60%	4.69% - 15.04%	2011 - 2036	85.9	81.8	167.7	268.1
Series A Notes	7.00%	7.00%	2013 - 2017	19,037.9	–	19,037.9	18,733.6
Series B Notes	10.25%	10.25%	2011	–	765.8	765.8	2,198.2

Total debt				$19,322.0	$14,657.8	$33,979.8	$43,263.0

Upon emergence from bankruptcy in December 2009, $28.4 billion of senior unsecured notes, $3.1 billion of unsecured bank lines and $2.1 billion of junior subordinated notes and convertible equity notes were cancelled and $21.0 billion of Series A Notes and $2.1 billion of Series B Notes were issued. All components of long-term borrowings, including the new debt issued in conjunction with the emergence from bankruptcy, were fair valued in fresh start accounting as presented in the above table. The fair value adjustment is amortized as a cost adjustment over the remaining term of the respective debt and was reflected in Interest Expense beginning in 2010.

The following table summarizes contractual maturities of total long-term borrowings outstanding excluding issue discounts and FSA adjustments as of December 31, 2010:

(dollars in millions)	2011	2012	2013	2014	2015	Thereafter	Contractual Maturities

Secured borrowings –
floating (1)	$1,527.2	$834.7	$1,027.8	$756.1	$645.3	$4,688.4	$9,479.5
Secured borrowings – fixed(1)	852.5	416.5	195.5	155.6	119.7	747.9	2,487.7
Secured credit facility and
expansion credit facility
(Refinanced)	–	–	–	–	3,000.0	–	3,000.0
Other debt	54.4	23.4	8.0	0.4	–	137.7	223.9
Series A Notes(2)	500.0	–	1,604.0	3,156.0	3,156.0	12,624.0	21,040.0
Series B Notes(3)	752.2	–	–	–	–	–	752.2

	$3,686.3	$1,274.6	$2,835.3	$4,068.1	$6,921.0	$18,198.0	$36,983.3

(1)	Includes non-recourse secured borrowings, which are generally repaid in conjunction with the pledged receivable maturities

(2)	Series A Notes reflect the payment of $500.0 million on January 31, 2011. Series A Notes for the twelve months ended December 31, 2013 include $500 million of principal balance which CIT on March 1, 2011 has announced will be redeemed on March 31, 2011.

(3)	Series B Notes reflect the payment of $752.2 million on January 4, 2011.

Secured Borrowings

Set forth below are borrowings and pledged assets primarily owned by consolidated variable interest entities. Creditors of these entities received ownership and/or security interests in the assets. These entities are intended to be bankruptcy remote so that such assets are not available to creditors of CIT or any affiliates of CIT. These transactions do not meet accounting requirements for sales treatment and are recorded as secured borrowings. Except as otherwise noted, pledged assets listed below are not included in the collateral available to lenders under the Amended First Lien Facility, Series A Notes or Series B Notes described below.

Secured Borrowings and Pledged Asset Summary (dollars in millions)

	December 31, 2010		December 31, 2009
	Secured Borrowing	Assets Pledged	Secured Borrowing	Assets Pledged

Education trusts and conduits (student loans)	$4,184.4	$5,558.8	$5,864.3	$6,864.7
GSI Facility borrowings(1)	1,624.6	2,349.5	2,552.7	3,429.6
Vendor finance(2)	601.4	808.1	1,120.7	1,589.4
Equipment lease securitizations (Vendor)	757.7	949.3	706.0	762.2
Trade Finance	504.9	1,479.6	–	–
Corporate Finance CLO I	467.4	451.2	–	–
Canadian equipment receivables financing	346.1	434.2	543.0	557.6
Corporate finance (energy project finance)	–	–	288.9	305.0
Corporate finance (SBL)(2)	258.0	283.6	–	–
Transportation Finance – Aero	62.4	61.6	–	–

Subtotal – Finance Receivables	8,806.9	12,375.9	11,075.6	13,508.5

ECA financing (Aero)(3)	1,315.1	1,531.0	1,097.4	1,212.2
Transportation Finance – Rail	148.9	146.2	907.4	1,276.7
GSI Facility borrowings (Aero)	519.8	1,119.3	582.2	1,154.3
Other structures	99.8	126.2	61.2	69.8

Subtotal – Equipment under operating leases	2,083.6	2,922.7	2,648.2	3,713.0

Vendor finance(4)	–	–	469.8	903.3
FHLB borrowings (Consumer)(5)	75.3	119.8	152.9	150.8

Total	$10,965.8	$15,418.4	$14,346.5	$18,275.6

(1)	December 31, 2010 borrowing is secured by $1.6 billion of corporate finance receivables, $0.6 billion of student loans and $0.1 billion of small business lending loans, of which $97 million were classified in Assets Held for Sale.

(2)	Includes repurchase of assets previously sold or securitized and the associated secured debt.

(3)	Secured aircraft financing facility for the purchase of specified Airbus aircraft.

(4)	International facilities collateralized by local assets.

(5)	Collateralized with Government Debentures and Certificates of Deposit.

On June 6, 2008, CIT Financial Ltd. (“CFL”), a wholly owned subsidiary of CIT executed a long-term committed financing facility (the “GSI Facility”) with Goldman Sachs International (“GSI”) that is structured and documented as a total return swap (“TRS”). Under an October 28, 2009 amendment, the maximum notional amount of the GSI Facility was reduced from $3.0 billion to $2.125 billion. The maximum notional amount declines by $212.5 million per year for ten years beginning with the 11th anniversary of facility commencement date (June 6, 2019). The arrangement obligates CFL to pay GSI an annual facility fee equal to 2.85% of the maximum notional amount for that year, payable in quarterly installments. There are no other commitment, underwriting or structuring fees payable to GSI or its affiliates for the facility. CFL is also required to pay GSI an amount equal to USD LIBOR on adjusted outstanding principal amounts under asset-backed securities subject to the GSI Facility. The specific LIBOR index used can vary by asset-backed security and will typically correspond to the length of time between successive payment dates on the asset-backed security. Facility advances are collateralized by asset-backed securities created using certain eligible assets of CIT. GSI is required to reimburse CFL for all cash flows paid to the purchasers of the asset-backed securities. Consequently, the fully drawn borrowing cost to CIT when the facility is fully utilized is USD LIBOR plus 2.85%. The asset-backed securities may be backed by commercial loans (including CLO’s), equipment loans or leases, trade finance obligations, FFELP student loans, aircraft or rail leases, private student loans or other assets and are subject to concentration limits. CFL has the right to terminate the GSI Facility before maturity; however, doing so would require CFL to pay GSI a make whole amount equal to the discounted present value of the annual facility fee over the remaining term of the facility.

Pursuant to the October 28, 2009 amendment, CFL agreed to post additional collateral to secure amounts due to GSI under the GSI Facility. In connection with the reduction of the commitment amount of the GSI Facility, on

October 29, 2009 CFL made a payment of approximately $285 million, representing the proportional termination fee payment to GSI as required for any commitment reduction under the original terms of the GSI Facility. CFL initially posted additional collateral in the amount of $250 million, which was returned to CIT in the 2009 fourth quarter due to cash flow settlements and an increase in the market value of underlying asset-backed securities. As at December 31, 2009, the amount of additional collateral was $119 million representing certain amounts posted above and beyond the foregoing $250 million. In consideration of these amendments to the GSI Facility, and subject to certain additional terms, GSI agreed to forbear from exercising its right to terminate the GSI Facility to the extent that such right arose from a bankruptcy of CIT, which guarantees the obligations of CFL under the GSI Facility. No amendment fee was paid to GSI under the terms of the amendment. All other material terms of the GSI Facility remain unchanged, including the facility fee of 285 basis points.

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

Certain foreign operations utilize local financial institutions to fund operations. At December 31, 2010, local borrowing arrangements totaled $84 million. CIT also has a committed letter of credit facility totaling $500 million, of which $333 million was undrawn and available.

Variable Interest Entities

The Company utilizes VIEs in the ordinary course of business to support its own and its customers’ financing needs.

The most significant types of VIEs that CIT utilizes are securitizations of pools of assets. The Company originates pools of assets and sells these to special purpose entities which, in turn, issue debt securities backed by the asset pools or sell individual interests in the assets to investors. CIT retains the servicing rights and participates in certain cash flows.

Effective January 1, 2010, the Company consolidated the remainder of its formerly off balance sheet securitizations as a result of the determination that it was the PB of these securitization trusts, as CIT was the primary designer of these entities and has the power to direct the activities of these VIEs that most significantly impact the VIE’s economic performance through its servicing responsibilities and duties. The single most important business objective of these transactions was to generate liquidity via the monetization of CIT originated assets. Additionally, the nature and extent of the Company’s continuing economic involvement with the trusts obligates the Company to absorb losses and gives the Company the right to receive benefits from the VIEs which could potentially be significant to the VIE. The design of these entities also contemplated that the external investors would benefit from a significant level of protection as a result of substantial credit enhancement built into the transactions.

Credit Facility and Expansion Credit Facility

Predecessor CIT entered into a $3 billion Secured Credit Facility in July 2009 and a $4.5 billion Expansion Credit Facility in October 2009 (the “First Lien Facilities”). During 2010 CIT repaid $4.5 billion of these facilities and in August 2010, CIT refinanced the remaining $3 billion by amending the First Lien Facilities agreements. The refinanced $3 billion of first lien debt (the “Amended First Lien Facility”), which was accounted for as a modification, matures in August 2015 and carries an interest rate of LIBOR + 4.50% with a 1.75% LIBOR floor. Interest expense will include amortization of the FSA discount and costs that were capitalized such as the prepayment fees and underwriting expenses that were associated with the debt refinanced, as computed on a level yield method.

The Amended First Lien Facility is generally secured by a first lien on substantially all U.S. assets that are not otherwise pledged to secure the borrowings of special purpose entities as described above under “Secured Borrowings”, 65% of the voting and 100% of the non-voting stock of first-tier foreign subsidiaries, and between 44% and 65% of certain other non-U.S., non-regulated subsidiaries.

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

New Series A and B Notes

On December 10, 2009, pursuant to the Plan of Reorganization the Company issued $21.04 billion principal amount of its 7.0% Series A Second-Priority Secured Notes with maturities each year from 2013 to 2017 (the “Series A Notes”) and Delaware Funding issued approximately $2.15 billion principal amount of its 10.25% Series B Second-Priority Secured Notes due each year from 2013 to 2017 (the “Series B Notes”). The Series A Notes and Series B Notes (“Second Lien Notes”) are generally secured by second-priority security interests in substantially all the assets securing the Amended First Lien Facility. The Series B Notes were further secured by Delaware Funding’s pledge of inter-company notes issued by CIT Financial Ltd., which are the primary assets of CIT Group Funding Company of Delaware LLC (“Delaware Funding”).

The Second Lien Notes Indentures also limit the ability of the Company, Delaware Funding and the Company’s restricted subsidiaries to make certain payments or investments, incur indebtedness (including guarantees), issue preferred stock, incur liens, enter into sale and leaseback transactions, pay dividends, sell assets, and enter into transactions with affiliates.

In the event of a Change of Control (as defined in the Series A and B Indentures), holders of the Series A and Series B Notes will have the right to require the Company and/or Delaware Funding, as applicable, to repurchase all or a portion of the notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest to the date of such repurchase. The Company or Delaware Funding may redeem all or a portion of the Series A or Series B Notes on or after January 1, 2010, at the applicable redemption prices, plus accrued and unpaid interest.

In 2010, CIT redeemed the $1.4 billion of the Series B Notes that had maturity dates of 2013 through 2016 at a redemption price of 103.5% of the aggregate principal amount redeemed. On January 4, 2011, CIT redeemed the remaining principal balance of Series B Notes at a redemption price of 102% of the aggregate principal amount redeemed.

On January 31, 2011, CIT redeemed $500 million principal balance of Series A Notes at a redemption price of 102% of the aggregate principal amount redeemed. On February 28, 2011, CIT announced its intention to redeem on March 31, 2011 $500 million principal balance of CIT’s Series A Notes maturing in 2013 at a redemption price of 102% of the aggregate principal amount to be redeemed.

Summarized Financial Information of Subsidiaries

In accordance with the Credit Facility entered into on July 20, 2009, the Expansion Credit Facility entered into on October 28, 2009 as well as requirements conditioned in the prepackaged bankruptcy including the Indentures evidencing the New Second Lien Notes, all of which are unregistered securities, the following tables present two mutually exclusive sets of condensed consolidating financial statements, reflecting the following:

  The first set of condensed consolidated financial statements includes entities that are considered guarantors or non-guarantors. Guarantor entities are those that have guaranteed the unregistered debt under the Credit Facility, Expansion Credit Facility and New Second Lien Notes. Non-guarantors are all other entities including those which may have pledged assets but did not guarantee the debt.

  The second set reflects both restricted and unrestricted subsidiaries in accordance with the Credit Facility and the Expansion Credit Facility. Unrestricted subsidiaries include regulated entities such as CIT Bank, joint ventures, special purpose entities and entities deemed immaterial. Restricted entities include all other subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEETS (dollars in millions)

			Non Guarantor Entities
December 31, 2010	CIT Group Inc.	Guarantor Entities	Pledged Entities	Other Non Guarantor Entities	Eliminations	Consolidated Total

ASSETS:
Net loans	$–	$5,249.2	$2,376.5	$16,774.7	$(316.1)	$24,084.3
Operating lease equipment, net	–	4,421.8	4,831.0	1,921.5	(37.6)	11,136.7
Assets held for sale	–	340.2	293.5	584.8	–	1,218.5
Cash and deposits with banks	2,725.6	4,404.8	1,157.8	2,954.6	(38.8)	11,204.0
Other assets	31,047.4	18,625.3	4,603.6	3,221.5	(54,183.1)	3,314.7

Total Assets	$33,773.0	$33,041.3	$13,262.4	$25,457.1	$(54,575.6)	$50,958.2

LIABILITIES AND EQUITY:
Long-term borrowings, including deposits	$19,322.0	$2,866.2	$1,317.2	$15,262.8	$(252.2)	$38,516.0
Credit balances of factoring clients	–	926.1	–	9.2	–	935.3
Other liabilities	5,535.0	850.9	6,593.7	(10,050.9)	(335.5)	2,593.2

Total Liabilities	24,857.0	4,643.2	7,910.9	5,221.1	(587.7)	42,044.5

Total Stockholders’ Equity	8,916.0	28,398.1	5,351.1	20,235.7	(53,984.9)	8,916.0
Noncontrolling minority interests	–	–	0.4	0.3	(3.0)	(2.3)

Total Equity	8,916.0	28,398.1	5,351.5	20,236.0	(53,987.9)	8,913.7

Total Liabilities and Equity	$33,773.0	$33,041.3	$13,262.4	$25,457.1	$(54,575.6)	$50,958.2

CONSOLIDATING STATEMENTS OF OPERATIONS (dollars in millions)

			Non Guarantor Entities

	CIT Group Inc.	Guarantor Entities	Pledged Entities	Other Non Guarantor Entities	Eliminations	Consolidated Total

Year Ended December 31, 2010
Interest income	$2.7	$1,671.3	$416.8	$1,674.2	$(44.4)	$3,720.6
Interest expense	(1,463.1)	(730.5)	(221.5)	(686.9)	25.3	(3,076.7)

Net interest revenue	(1,460.4)	940.8	195.3	987.3	(19.1)	643.9
Provision for credit losses	(12.7)	(442.5)	(72.1)	(292.5)	(0.5)	(820.3)

Net interest revenue, after credit provision	(1,473.1)	498.3	123.2	694.8	(19.6)	(176.4)
Equity in net income of subsidiaries	1,513.1	1,014.8	212.3	502.9	(3,243.1)	–
Other Income
Rental income on operating leases	–	525.2	695.1	420.4	(1.0)	1,639.7
Other	42.8	492.5	238.9	275.6	(47.6)	1,002.2

Total other income	42.8	1,017.7	934.0	696.0	(48.6)	2,641.9

Total net revenue, net of interest expense
and credit provision	82.8	2,530.8	1,269.5	1,893.7	(3,311.3)	2,465.5

Other Expenses
Depreciation on operating lease equipment	–	(204.9)	(266.6)	(208.1)	0.5	(679.1)
Operating expenses	20.9	(673.4)	(139.1)	(270.0)	43.3	(1,018.3)

Total other expenses	20.9	(878.3)	(405.7)	(478.1)	43.8	(1,697.4)

Income (loss) before income taxes	103.7	1,652.5	863.8	1,415.6	(3,267.5)	768.1
Benefit (provision) for income taxes	413.2	(225.0)	(143.5)	(292.8)	1.2	(246.9)

Income (loss) before attribution of
noncontrolling interests	516.9	1,427.5	720.3	1,122.8	(3,266.3)	521.2
Income attributable to noncontrolling
interests, after tax	–	0.4	(0.5)	0.8	(5.1)	(4.4)

Net income (loss)	$516.9	$1,427.9	$719.8	$1,123.6	$(3,271.4)	$516.8

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (dollars in millions)

			Non Guarantor Entities
Year Ended December 31, 2010	CIT Group Inc.	Guarantor Entities	Pledged Entities	Other Non Guarantor Entities	Eliminations	Consolidated Total

Cash Flows From Operating
Activities:

Net cash flows provided by (used
for) operations	$(651.8)	$1,262.5	$909.4	$(933.6)	$–	$586.5

Cash Flows From Investing
Activities:
Net decrease in financing and
leasing assets and other
investing activities	465.9	3,282.9	455.1	5,984.0	–	10,187.9
(Increase) decrease in inter-
company loans and investments	2,594.2	–	–	–	(2,594.2)	–

Net cash flows (used for)
provided by investing activities	3,060.1	3,282.9	455.1	5,984.0	(2,594.2)	10,187.9

Cash Flows From Financing
Activities:
Net increase (decrease) in debt
and other financing activities	(314.0)	(4,541.3)	(84.5)	(5,589.6)	–	(10,529.4)

Inter-company financing	–	(1,478.2)	(1,082.5)	(33.5)	2,594.2	–

Net cash flows provided by (used
for) financing activities	(314.0)	(6,019.5)	(1,167.0)	(5,623.1)	2,594.2	(10,529.4)

Net (decrease) increase in
unrestricted cash and cash
equivalents	2,094.3	(1,474.1)	197.5	(572.7)	–	245.0
Unrestricted cash and cash
equivalents, beginning of period	609.3	4,420.5	805.3	2,570.1	–	8,405.2

Unrestricted cash and cash
equivalents, end of period	$2,703.6	$2,946.4	$1,002.8	$1,997.4	$–	$8,650.2

CONDENSED CONSOLIDATING BALANCE SHEETS (dollars in millions)

December 31, 2010	CIT Group Inc.	Restricted Entities	Unrestricted Entities	Eliminations	Consolidated Total

ASSETS:
Net loans	$–	$8,051.0	$16,349.4	$(316.1)	$24,084.3
Operating lease equipment, net	–	9,564.2	1,610.1	(37.6)	11,136.7
Assets held for sale	–	678.4	540.1	–	1,218.5
Cash and deposits with banks	2,725.6	5,883.3	2,633.9	(38.8)	11,204.0
Other assets	31,047.4	9,361.9	732.2	(37,826.8)	3,314.7

Total Assets	$33,773.0	$33,538.8	$21,865.7	$(38,219.3)	$50,958.2

LIABILITIES AND EQUITY:
Long-term borrowings, including deposits	$19,322.0	$4,949.2	$14,497.0	$(252.2)	$38,516.0
Credit balances of factoring clients	–	926.1	9.2	–	935.3
Other liabilities	5,535.0	(784.8)	(1,821.5)	(335.5)	2,593.2

Total Liabilities	24,857.0	5,090.5	12,684.7	(587.7)	42,044.5

Total Stockholders’ Equity	8,916.0	28,447.9	9,180.7	(37,628.6)	8,916.0
Noncontrolling minority interests	–	0.4	0.3	(3.0)	(2.3)

Total Equity	8,916.0	28,448.3	9,181.0	(37,631.6)	8,913.7

Total Liabilities and Equity	$33,773.0	$33,538.8	$21,865.7	$(38,219.3)	$50,958.2

CONSOLIDATING STATEMENTS OF OPERATIONS (dollars in millions)

	CIT Group Inc.	Restricted Entities	Unrestricted Entities	Eliminations	Consolidated Total

Year Ended December 31, 2010
Interest income	$2.7	$2,239.9	$1,522.4	$(44.4)	$3,720.6
Interest expense	(1,463.1)	(1,030.1)	(608.8)	25.3	(3,076.7)

Net interest revenue	(1,460.4)	1,209.8	913.6	(19.1)	643.9
Provision for credit losses	(12.7)	(535.9)	(271.2)	(0.5)	(820.3)

Net interest revenue, after credit provision	(1,473.1)	673.9	642.4	(19.6)	(176.4)
Equity in net income of subsidiaries	1,513.1	574.1	(48.9)	(2,038.3)	–
Other Income
Rental income on operating leases	–	1,330.9	309.8	(1.0)	1,639.7
Other	42.8	920.4	86.6	(47.6)	1,002.2

Total other income	42.8	2,251.3	396.4	(48.6)	2,641.9

Total net revenue, net of interest expense and
credit provision	82.8	3,499.3	989.9	(2,106.5)	2,465.5

Other Expenses
Depreciation on operating lease equipment	–	(549.8)	(129.8)	0.5	(679.1)
Operating expenses	20.9	(907.4)	(175.1)	43.3	(1,018.3)

Total other expenses	20.9	(1,457.2)	(304.9)	43.8	(1,697.4)

Income (loss) before income taxes	103.7	2,042.1	685.0	(2,062.7)	768.1
Benefit (provision) for income taxes	413.2	(388.2)	(273.1)	1.2	(246.9)

Income (loss) before attribution of
noncontrolling interests	516.9	1,653.9	411.9	(2,061.5)	521.2
Income attributable to noncontrolling interests,
after tax	–	–	0.7	(5.1)	(4.4)

Net income (loss)	$516.9	$1,653.9	$412.6	$(2,066.6)	$516.8

NOTE 8 — DERIVATIVE FINANCIAL INSTRUMENTS

As part of managing economic risk and exposure to interest rate, foreign currency and, in limited instances, credit risk, CIT enters into derivative transactions in over-the-counter markets with other financial institutions. CIT does not enter into derivative financial instruments for speculative purposes. Derivative instruments transacted since emergence from bankruptcy are cash collateralized.

Following the Company’s loss of investment grade ratings in 2009, the Company and its counterparties began terminating derivatives. With the announcement of management’s reorganization plan, further derivative terminations followed. Cash flow and fair value hedges related to unsecured debt no longer met the criteria for hedge accounting. As a result, at December 31, 2009, the Company did not have any derivative financial instruments that qualified for hedge accounting.

The Company continues to reassess hedge requirements and has reestablished counterparty relationships to facilitate hedging where economically appropriate. During 2010, the Company’s portfolio was in an asset sensitive position, whereby assets will reprice faster than liabilities, and interest margin will increase in a rising interest rate environment. As a result, the qualifying hedges at December 31, 2010, and our hedging strategies during the year, related primarily to currency risk management of investments in foreign operations. The Company utilizes cross-currency swaps and foreign currency forward contracts to effectively convert U.S. dollar denominated debt to a foreign currency. These transactions are classified as either foreign currency net investment hedges, or foreign currency cash flow hedges, with resulting gains and losses reflected in accumulated other comprehensive income, a separate component of equity. For hedges of foreign currency net investment positions the “forward” method is applied whereby effectiveness is assessed and measured based on the amounts and currencies of the individual hedged net investments versus the notional amounts and underlying currencies of the derivative contract. For those hedging relationships where the critical terms of the entire debt instrument and the derivative are identical, and the credit-worthiness of the counterparty to the hedging instrument remains sound, there is an expectation of no hedge ineffectiveness so long as those conditions continue to be met. The net interest differential is recognized on an accrual basis as an adjustment to other income or as interest expense to correspond with the hedged position.

The following table presents fair values and notional values of derivative financial instruments:

Fair and Notional Values of Derivative Financial Instruments (dollars in millions)

	December 31, 2010			December 31, 2009
Qualifying Hedges	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value

Cross currency swaps	$414.7	$0.8	$(12.1)	$–	$–	$–
Foreign currency forward exchange – cash
flow hedges	183.6	6.4	(1.4)	–	–	–
Foreign currency forward exchange – net
investment hedges	1,333.4	0.5	(61.0)	–	–	–

Total Qualifying Hedges	$1,931.7	$7.7	$(74.5)	$–	$–	$–

Non-Qualifying Hedges
Cross currency swaps	$1,330.3	$14.2	$(38.4)	$646.7	$–	$(8.8)
Interest rate swaps	1,046.8	4.5	(37.7)	3,165.9	23.4	(25.7)
Written options	273.8	–	–	1,009.8	–	(0.1)
Purchased options	903.0	2.7	–	1,524.1	18.4	–
Foreign currency forward exchange
contracts	2,210.0	4.3	(50.2)	1,055.1	2.3	(7.3)
TRS	609.9	–	–	107.9	–	–

Total Non-qualifying Hedges	$6,373.8	$25.7	$(126.3)	$7,509.5	$44.1	$(41.9)

A financing facility with Goldman Sachs International (GSI) is structured as a total return swap (TRS), under which amounts available for advances are accounted for as a derivative. Estimated fair value of the derivative is based on a hypothetical transfer value, considering current market conditions and other factors.

The following table presents the impact of derivatives on the statements of operations:

Derivative Instrument Gains and Losses (dollars in millions)

Derivative Instruments	Gain / (Loss) Recognized	Year Ended December 31, 2010

Qualifying Hedges
Foreign currency exchange rate fluctuations – cash flow hedges	Other income	$8.1

Total Qualifying Hedges		8.1

Non-Qualifying Hedges
Cross currency swaps	Other income	(8.1)
Interest rate swaps	Other income	(50.9)
Foreign currency forward exchange contracts	Other income	41.4

Total Non-qualifying Hedges		(17.6)

Total derivatives-income statement impact		$(9.5)

		Predecessor CIT

		Year Ended December 31, 2009

Qualifying Hedges
Ineffectiveness of derivative instruments designated as hedging instruments
Interest rate swaps – cash flow hedges	Other income	$3.9
Cross currency swaps – fair value hedges	Interest expense	(6.2)

Total		(2.3)

Discontinuance of cash flow and fair value hedge accounting
Interest rate swaps – cash flow hedges	Other income	(32.3)
Interest rate swaps – fair value hedges	Interest expense	63.9
Cross currency swaps – fair value hedges	Interest expense	21.7

Total		53.3

Reclassification of accumulated other comprehensive
loss to earnings for cash flow hedges
Interest rate swaps – cash flow hedges	Interest expense	(55.7)

Total qualifying hedges		(4.7)

Non-Qualifying Hedges
Cross currency swaps	Other income	(43.0)
Cross currency swaps(1)	Reorganization expense	(110.3)
Interest rate swaps	Other income	90.6
Interest rate swaps(2)	Reorganization expense	127.0
Foreign currency forward exchange contracts	Other income	(4.0)
TRS(3)	Other income	(285.0)
TARP Warrant	Other income	70.6

Total Non-qualifying Hedges		(154.1)

Total derivatives-income statement impact		$(158.8)

(1) Following filing the petition on November 1, 2009 the Company recorded a $98.9 million loss on termination of cross currency swaps and $11.4 million loss on terminated derivatives.

(2) Following the filing of the petition on November 1, 2009 the Company recorded a $27.5 million loss on termination of interest rate swaps and $154.5 million gain on terminated derivatives.

(3) Effect of change in valuation of derivative related to GSI facility.

NOTE 9 — OTHER LIABILITIES

The following table presents components of other liabilities:

(dollars in millions)

	December 31, 2010	December 31, 2009

Equipment maintenance reserves	$633.6	$552.0
Accrued expenses	499.3	441.2
Estimated valuation adjustment relating to aerospace commitments (1)	429.6	586.6
Accrued interest payable	254.8	213.1
Security and other deposits	201.4	208.6
Accounts payable	188.6	344.8
Qualifying derivative liability	74.5	–
Current taxes payable and deferred taxes	(62.0)	(264.9)
Other liabilities	247.1	169.1

	$2,466.9	$2,250.5

(1)	In conjunction with FSA, a liability was recorded to reflect then current fair value of aircraft purchase commitments outstanding at the time. When the aircraft are purchased, the cost basis of the assets will be reduced by the associated liability.

NOTE 10 — FAIR VALUE

Fair Value Hierarchy

The Company is required to report fair value measurements for specified classes of assets and liabilities. See Note 1 — “Business and Summary of Significant Accounting Policies” for fair value measurement policy.

The Company characterizes inputs in the determination of fair value according to the fair value hierarchy. The fair value of the Company’s assets and liabilities where the measurement objective specifically requires the use of fair value are set forth in the tables below:

Assets and Liabilities Measured at Fair Value on a Recurring Basis (dollars in millions)

December 31, 2010	Total	Level 1	Level 2	Level 3

Assets
Equity securities available for sale	$37.5	$16.1	$3.4	$18.0
Trading assets at fair value – derivatives	25.7	–	25.7	–
Derivative counterparty assets at fair value	7.7	–	7.7	–

Total Assets	$70.9	$16.1	$36.8	$18.0

Liabilities
Trading liabilities at fair value – derivatives	$(126.3)	$–	$(126.0)	$(0.3)
Derivative counterparty liabilities at fair value	(74.5)	–	(74.5)	–

Total Liabilities	$(200.8)	$–	$(200.5)	$(0.3)

December 31, 2009
Assets
Equity securities available for sale	$37.3	$17.4	$–	$19.9
Retained interests – securitizations	139.7	–	–	139.7
Trading assets – derivatives	44.1	–	44.1	–

Total Assets	$221.1	$17.4	$44.1	$159.6

Liabilities
Trading liabilities – derivatives	$(41.9)	$–	$(40.4)	$(1.5)

Assets Measured at Fair Value on a Non-recurring Basis (dollars in millions)

The following table presents financial instruments for which a non-recurring change in fair value has been recorded:

		Fair Value Measurements at Reporting Date Using:
December 31, 2010	Total	Level 1	Level 2	Level 3	Total Gains and (Losses)

Assets
Assets Held for Sale	$246.9	$–	$–	$246.9	$(6.5)
Impaired loans	388.9	–	–	388.9	(121.3)

Total	$635.8	$–	$–	$635.8	$(127.8)

See Note 25 for 2009 disclosure of non-recurring fair value measurements recorded in connection with the Company’s emergence from bankruptcy.

Loans are transferred from held-for-investment to held-for-sale at the lower of cost or fair value. At the time of transfer, a write-down of the loan is recorded as a charge-off, if applicable. Once classified as held for sale, the amount by which the carrying value exceeds fair value is recorded as a valuation allowance.

Impaired finance receivables (including loans or capital leases) of $500 thousand or greater that are placed on non-accrual status are subject to periodic individual review in conjunction with the Company’s ongoing problem loan management (PLM) function. Impairment occurs when, based on current information and events, it is probable that CIT will be unable to collect all amounts due according to contractual terms of the agreement. Impairment is measured as the shortfall between estimated value and recorded investment in the finance receivable, with the estimated value determined using fair value of collateral and other cash flows if the finance receivable is collateralized, or the present value of expected future cash flows discounted at the contract’s effective interest rate.

Level 3 Gains and Losses

The tables below set forth a summary of changes in the estimated fair value of the Company’s Level 3 financial assets and liabilities measured on a recurring basis:

	Total	Retained Interests in securitizations	Derivatives	Equity Securities Available for Sale

December 31, 2008 – Predecessor CIT	$224.6	$229.4	$(4.8)	$–
Gains or losses realized/unrealized
Included in Other Income	(336.2)	(37.9)	(298.3)	–
Included in Other Comprehensive Income	15.0	(1.6)	16.6	–
Settlements and foreign currency translation	254.7	(50.2)	285.0	19.9

December 31, 2009 – CIT	158.1	139.7	(1.5)	19.9
Gains or losses realized/unrealized
Included in Other Income	(0.8)	–	1.2	(2.0)
Included in Other Comprehensive Income	–	–	–	–
Other net	(139.7)	(139.7)	–	–

Year ended December 31, 2010 – CIT	$17.6	$–	$(0.3)	$17.9

During 2009, the loss on derivatives primarily pertained to the Goldman Sachs TRS secured financing. A portion of the loss also related to certain cross-currency swaps that economically hedged currency exposures, but did not qualify for hedge accounting. Essentially, such losses were offset by gains on corresponding currency transactional exposures. On January 1, 2010, retained interests were eliminated as a result of implementing new consolidation accounting guidance related to VIEs.

FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying and estimated fair values of financial instruments presented below exclude leases and certain other assets and liabilities, which are not required for disclosure. Assumptions used in valuing financial instruments at December 31, 2010 are disclosed below.

December 31, (dollars in millions)

	December 31, 2010		December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Assets
Trading assets – derivatives	$25.7	$25.7	$44.1	$44.1
Derivative counterparty assets at fair value	7.7	7.7	–	–
Investments – retained interest in securitizations	–	–	139.7	139.7
Assets held for sale	1,218.5	1,218.5	343.8	343.8
Loans (excluding leases)	20,680.3	21,356.8	27,279.3	27,279.3
Other assets and unsecured counterparty receivable (1)	1,836.0	1,836.0	2,354.3	2,354.3
Liabilities
Deposits (2)	(4,562.7)	(4,660.0)	(5,253.1)	(5,253.1)
Trading liabilities – derivatives	(126.3)	(126.3)	(41.9)	(41.9)
Derivative counterparty liabilities at fair value	(74.5)	(74.5)	–	–
Long-term borrowings (2)	(34,208.1)	(36,452.0)	(43,441.5)	(43,441.5)
Other liabilities (3)	(1,769.9)	(1,769.9)	(1,715.7)	(1,715.7)

(1) Other assets subject to fair value disclosure include accrued interest receivable and other receivables, certain investment securities and miscellaneous other assets whose carrying values approximate fair value.

(2) Deposits and long-term borrowings include accrued interest.

(3) Other liabilities include accrued liabilities and deferred federal income taxes. Accrued liabilities have a fair value that approximates carrying value.

2010

Assumptions used in 2010 to value financial instruments are set forth below:

Derivatives – the estimated fair values of derivatives were calculated internally using market data and represent the net amount receivable or payable to terminate, taking into account current market rates. See Note 8 — “Derivative Financial Instruments” for notional principal amounts and fair values.

Investments – retained interests in securitizations – On January 1, 2010, retained interests were eliminated as a result of implementing new consolidation accounting guidance related to VIEs.

Assets held for sale – recorded at lower of cost or fair value on the balance sheet.

Loans – Since there is no liquid secondary market for most loans in the company’s portfolio, the fair value is estimated based on discounted cash flow analysis. In addition to the characteristics of the underlying contracts, key inputs to the analysis include interest rates, prepayment rates, and credit spreads. For the commercial loan portfolio, the market based credit spread inputs are derived from instruments with comparable credit risk characteristics obtained from independent third party vendors. For the consumer loan portfolio, the discount spread is derived based on the company’s estimate of a market participant’s required return on equity that incorporate credit loss estimates based on expected and current default rates.

Deposits – the fair value of deposits was estimated based upon a present value discounted cash flow analysis. Discount rates used in the present value calculation are based on the Company’s current rates.

Long-term borrowings – Most fixed-rate notes were valued based on quoted market estimates. Where market estimates were not available, values were computed using a discounted cash flow analysis with a discount rate approximating current market rates for issuances by CIT of similar term debt. The difference between the carrying values of long-term borrowings reflected in the consolidated balance sheets is accrued interest payable.

2009

As a result of CIT’s Reorganization in December 2009 and the adoption of fresh start accounting at emergence, all assets and liabilities, other than deferred taxes, were required to be stated at fair value.

See Note 25 — “Fresh Start Accounting” for further details.

NOTE 11 — STOCKHOLDERS’ EQUITY Common Stock

A 2010 rollforward detailing common stock is presented in the following table. All capital stock issued prior to bankruptcy, including previously issued preferred Series A, Series B, Series C and Series D – TARP and Predecessor Common Stock, including all options held by employees to purchase Predecessor Common Stock, were cancelled upon emergence from bankruptcy.

Number of Shares of Common Stock

	Issued	Less Treasury	Outstanding

Common Stock – December 31, 2009	200,035,561	–	200,035,561
Restricted/performance shares issued	655,377	–	655,377
Shares held to cover taxes on vesting restricted
shares and other	–	(227,741)	(227,741)

Common Stock – December 31, 2010	200,690,938	(227,741)	200,463,197

Accumulated Other Comprehensive Income/(Loss)

Total comprehensive income was $511.6 million for the year ended December 31, 2010, versus comprehensive income of $450.8 million before preferred stock dividends in the prior year. The following table details the components of Accumulated Other Comprehensive Loss, net of tax:

Accumulated Other Comprehensive Income (Loss) (dollars in millions)

December 31, 2010

Foreign currency translation adjustments	$(12.9)
Changes in benefit plan net gain/(loss) and prior service (cost)/credit	2.8
Unrealized gain on available for sale investments	2.2
Changes in fair values of derivatives qualifying as cash flow hedges	(1.7)

Total accumulated other comprehensive loss	$(9.6)

The change in foreign currency translation adjustments balance during 2010 primarily reflects fair value adjustments on the interest component of net investment hedges, particularly against the British Pound, Euro and Mexican Peso, on an after tax basis. The change in the fair values of derivatives qualifying as cash flow hedges related to foreign currency forward contracts that hedged foreign currency loans to subsidiaries. See Note 8 for additional information.

NOTE 12 — REGULATORY CAPITAL

The Company and CIT Bank are each subject to various regulatory capital requirements administered by the Federal Reserve Bank (“FRB”) and the Federal Deposit Insurance Corporation (“FDIC”).

Quantitative measures established by regulation to ensure capital adequacy require that the Company and CIT Bank each maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets, subject to any agreement with regulators to maintain higher capital levels. In connection with becoming a bank holding company in December 2008, the Company committed to maintaining a minimum Total Risk Based Capital Ratio of 13%. In connection with converting to a Utah state bank in December 2008, CIT Bank committed to maintaining for at least three years a Tier 1 Leverage Ratio of at least 15%.

The calculation of the Company’s regulatory capital ratios are subject to review and consultation with the Federal Reserve Bank, which may result in refinements to amounts reported at December 31, 2010.

Tier 1 Capital and Total Capital Components (dollars in millions)

	CIT Group Inc.				CIT Bank
Tier 1 Capital	December 31, 2010		December 31, 2009		December 31, 2010		December 31, 2009

Total stockholders' equity	$8,916.0		$8,400.0		$1,832.2		$1,615.3
Effect of certain items in accumulated other
comprehensive loss excluded from Tier 1 Capital	(3.3)		–		(0.1)		–

Adjusted total equity	8,912.7		8,400.0		1,832.1		1,615.3
Less: Goodwill	(277.4)		(277.4)		–		–
Disallowed intangible assets	(119.2)		(225.1)		–		–
Investment in certain subsidiaries	(33.4)		(2.8)		–		–
Other Tier 1 components(1)	(65.2)		(98.5)		(97.8)		(171.7)

Tier 1 Capital	8,417.5		7,796.2		1,734.3		1,443.6
Tier 2 Capital
Qualifying reserve for credit losses	416.2		–		10.7		–
Less: Investment in certain subsidiaries	(33.4)		–		–		–
Other Tier 2 components(2)	0.2		–		0.1		–

Total qualifying capital	$8,800.5		$7,796.2		$1,745.1		$1,443.6

Risk-weighted assets	$44,176.7		$54,411.3		$3,022.0		$3,209.9

Total Capital (to risk-weighted assets):
Actual	19.9%		14.3%		57.7%		45.0%
Required Ratio for Capital Adequacy Purposes	13.0	%(3)	13.0	%(3)	8.0%		8.0%
Tier 1 Capital (to risk-weighted assets):
Actual	19.1%		14.3%		57.4%		45.0%
Required Ratio for Capital Adequacy Purposes	4.0%		4.0%		4.0%		4.0%
Tier 1 Leverage Ratio:
Actual	16.2%		11.3%		24.2%		15.9%
Required Ratio for Capital Adequacy Purposes	4.0%		4.0%		15.0	%(3)	15.0	%(3)

(1) Includes the portion of net deferred tax assets that does not qualify for inclusion in Tier 1 capital based on the capital guidelines and the Tier 1 capital charge for nonfinancial equity investments.

(2) Banking organizations are permitted to include in Tier 2 Capital up to 45% of net unrealized pretax gains on available-for-sale equity securities with readily determinable fair values.

(3) The Company and CIT Bank each committed to maintaining capital ratios above regulatory minimum levels.

NOTE 13 — EARNINGS PER SHARE

The reconciliation of the numerator and denominator of basic EPS with that of diluted EPS is presented below:

Earnings Per Share (dollars in millions, except per share amount; shares in thousands)

	Years Ended December 31
	CIT	Predecessor CIT
	2010	2009	2008

Earnings / (Loss)
Net income (loss) from continuing operations, before preferred stock dividends	$516.8	$184.3	$(633.1)
Loss from discontinued operations	–	–	(2,166.4)

Net income (loss) before preferred stock dividends	516.8	184.3	(2,799.5)
Preferred stock dividends	–	(188.1)	(64.7)

Net income (loss) (attributable) available to common stockholders – basic	$516.8	$(3.8)	$(2,864.2)

Weighted Average Common Shares Outstanding
Basic shares outstanding	200,201	399,633	259,070
Stock-based awards(1)	374	–	–

Diluted shares outstanding	200,575	399,633	259,070

Basic Earnings Per common share data
Income (loss) from continuing operations, after preferred stock dividends	$2.58	$(0.01)	$(2.69)
Loss from discontinued operations	–	–	(8.37)

Net income (loss)	$2.58	$(0.01)	$(11.06)

Diluted Earnings Per common share data
Income(loss) from continuing operations, after preferred stock dividends	$2.58	$(0.01)	$(2.69)
Loss from discontinued operations	–	–	(8.37)

Net income (loss)	$2.58	$(0.01)	$(11.06)

(1) Represents the incremental shares from in the money non-qualified restricted stock awards and stock options. Weighted average options and restricted shares that were excluded from diluted per share totaled 0.3 million, none and 16.5 million for the December 31, 2010, 2009 and 2008 periods.

NOTE 14 — OTHER INCOME

The following table sets forth the components of other income:

(dollars in millions)

	Years Ended December 31
	CIT	Predecessor CIT
	2010	2009	2008

Rental income on operating leases	$1,639.7	$1,899.5	$1,965.3
Other:
Recoveries of pre-FSA charge-offs	278.2	–	–
Gains (losses) on loan and portfolio sales	251.8	(197.5)	19.8
Gains on sales of leasing equipment	154.6	56.0	173.4
Factoring commissions	145.0	173.5	197.2
Fees, commissions and other revenue	135.6	234.6	227.5
Counterparty receivable accretion	97.4	(285.0)	–
Investment (losses) gains	19.2	(58.0)	(19.0)
Change in estimated fair value TARP Warrant liability	–	70.6	–
Valuation allowance for assets held for sale	(8.9)	(79.8)	(103.9)
Losses on non-qualifying derivatives and foreign currency exchange	(70.7)	(187.4)	–

Total other	1,002.2	(273.0)	495.0

Total other income	$2,641.9	$1,626.5	$2,460.3

NOTE 15 — OTHER EXPENSES

The following table sets forth the components of other expenses:

(dollars in millions)
	Years Ended December 31
	CIT	Predecessor CIT
	2010	2009	2008

Depreciation on operating lease equipment	$679.1	$1,141.8	$1,145.2
Salaries and general operating expenses:
Compensation and benefits	571.5	522.5	752.4
Professional fees – other	115.8	125.9	124.6
Technology	75.0	77.0	83.7
Net occupancy expense	48.9	66.8	74.7
Professional fees – Restructuring Plan	–	98.4	–
Other expenses	154.9	207.2	245.1

Total salaries and general operating expenses	966.2	1,097.8	1,280.5
Provision for severance and facilities exiting activities	52.2	42.9	166.5
Goodwill and intangible assets impairment charges	–	692.4	467.8
(Gains) losses on debt and debt-related derivative extinguishments	–	(207.2)	(73.5)

Total other expenses	$1,697.4	$2,767.7	$2,986.5

NOTE 16 – INCOME TAXES

The provision/(benefit) for income taxes is comprised of the following:

(dollars in millions)

	Years Ended December 31
	CIT	Predecessor CIT
	2010	2009	2008
Current federal income (benefit) tax provision	$(8.6)	$(15.5)	$(27.7)
Deferred federal income tax provision (benefit)	58.5	50.5	(900.8)

Total federal income taxes	49.9	35.0	(928.5)

Current state and local income taxes	8.1	3.8	21.5
Deferred state and local income taxes	(6.7)	18.0	(84.7)

Total state and local income taxes	1.4	21.8	(63.2)
Total foreign income taxes	195.6	(188.9)	38.1

Total provision/( benefit) for income taxes	$246.9	$(132.1)	$(953.6)

Continuing operations	$246.9	$(132.1)	$(444.4)
Discontinued operation	–	–	(509.2)

Total provision (benefit) for income taxes	$246.9	$(132.1)	$(953.6)

A reconciliation of the U.S. federal income tax expense rate to the Company’s effective income tax expense rate is as follows:

Percentage of Pretax Income Years Ended December 31

	Effective Tax Rate
	CIT	Predecessor CIT
	2010	2009	2008
Continuing Operations
Federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) due to:
State and local income taxes, net of federal income tax benefit	0.8	42.6	4.5
Lower tax rates applicable to non-US earnings	(21.1)	518.0	5.1
Foreign income subject to US tax	17.4	134.3	–
International tax settlements	(6.7)	(39.0)	–
Non-deductible goodwill impairment charge	–	(68.8)	(6.2)
Valuation allowance	8.7	1,228.8	–
Cancellation of indebtedness income	–	(2,122.2)	–
Other	(1.9)	12.7	2.9

Effective Tax Rate–Continuing Operations	32.2%	(258.6)%	41.3%

Discontinued Operation
Federal income tax rate	n/a	n/a	35.0%
Increase (decrease) due to:
State and local income taxes, net of federal income tax benefit	n/a	n/a	4.2
Valuation allowance	n/a	n/a	(20.9)
Other	n/a	n/a	0.7

Effective Tax Rate – Discontinued Operation	n/a	n/a	19.0%

Total Effective tax rate	32.2%	(258.6)%	25.4%

The tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are presented below:

December 31 (dollars in millions)

	CIT
	2010	2009
Deferred Tax Assets:
Net operating loss (NOL) carry forwards	$2,062.1	$3,087.6
Loans and direct financing leases	541.9	1,642.6
Unrealized Losses on derivatives and investments	194.9	190.0
FSA adjustments – aircraft and rail contracts	167.5	230.0
Accrued liabilities and reserves	157.9	179.9
FSA adjustments – receivables	122.0	260.0
Provision for credit losses	114.0	–
Goodwill and intangibles	100.0	185.0
Alternative minimum tax credits	15.7	118.1
Other	102.7	225.4

Total Gross deferred tax assets	3,578.7	6,118.6

Deferred Tax Liabilities:
Debt	(886.4)	(885.6)
Operating leases	(684.5)	(308.1)
Securitizations	-	91.0
Effects of Discharge of Indebtedness	-	(3,062.6)
Other	(135.2)	(118.1)

Total deferred tax liabilities	(1,706.1)	(4,283.4)

Total Net deferred tax asset before valuation allowances	1,872.6	1,835.2
Less: Valuation allowances	(1,795.1)	(1,567.7)

Net deferred tax asset after valuation allowances	$77.5	$267.5

As previously discussed, CIT filed prepackaged voluntary petitions for bankruptcy for relief under the U.S. bankruptcy Code on November 1, 2009 and emerged from bankruptcy on December 10, 2009. As a consequence of the bankruptcy, CIT realized cancellation of indebtedness income (“CODI”). The Internal Revenue Service Code generally requires CODI to be recognized and included in taxable income. However, CODI is not included in income, if it is realized pursuant to a confirmed plan of reorganization and certain favorable tax attributes are reduced. CIT tax attribute reductions included a reduction to the Company’s federal net operating losses carry-forwards (NOL’s) of approximately $5.1 billion and the tax bases in its assets by $2.6 billion. In 2009, the Company established a deferred tax liability of $3.1 billion to account for the future tax effects of the CODI. Such deferred tax liability has been applied as a reduction to our NOLs and the tax carrying value of certain assets.

CIT’s reorganization in 2009 constituted an ownership change under Section 382 of the Code, which places an annual dollar limit on the use of NOL carry forwards. There are two relief provisions for limitations on NOL usage in Chapter 11 bankruptcy. Under one relief provision, Sec. 382(1)(5), the Company would not have any limitation on its use of NOL carry forwards, but the amount of the NOL would be calculated without taking into account deductions for certain interest expense with respect to notes that were exchanged for equity, effectively reducing the Company’s NOL by more than $1 billion. In addition, if the Company under went an ownership change for US tax purposes within two years of the reorganization, its remaining NOL carry forwards, if any, would be entirely eliminated. Under the second relief provision, Sec. 382(l)(6), the amount of NOL the Company may use annually is limited to the product of a prescribed rate of return applied against the value of equity immediately after any ownership change. Based on an equity value determined by the Company’s opening stock price on December 10, 2009, the Company estimated its NOL usage would be limited to $230 million per annum. However, under Sec. 382(1)(6), there is no reduction in the amount of the NOL for certain interest expense and the requirement to eliminate unused NOL carry forwards upon a change of ownership within two years of the reorganization does not apply.

With the filing of the 2009 consolidated federal tax return, CIT elected to apply IRC Sec. 382(l)(6) to the net operating losses and other tax assets that the Company had prior to its emergence from bankruptcy on December 10, 2009. The election to apply Sec. 382(l)(6) was made to preserve the greatest amount of tax attributes. Post emergence tax losses would not be subject to Section 382 limitations absent an ownership change for US tax purposes.

As of December 31, 2010, CIT has deferred tax assets totaling $2.1 billion on its global NOL’s. This deferred tax asset includes a deferred tax asset of $1.4 billion relating to its cumulative Federal NOL’s of $4.0 billion, after the CODI reduction described in the paragraph above. Of the $4.0 billion, approximately $1.9 billion is related to the pre-emergence period and $2.1 billion is related to the current year. The Federal NOL’s will expire in years 2027 through 2030. In addition, the $2.1 billion of deferred tax assets includes a deferred tax asset of $460 million relating to cumulative state NOL’s of $9.1 billion of which $70 million could expire in 2011 and a deferred tax asset of $211 million relating to cumulative foreign NOL’s of $1.4 billion that will expire over various periods.

During the fourth quarter, the Company adjusted its pre-emergence Federal NOL resulting in a change to the previous estimate of $2.6 billion to $1.9 billion. Of the $0.7 billion change in estimate, approximately 50% reflects the refinement of the CODI attribute reduction computations and the remainder relates to income tax reserves established on several pre-emergence uncertain income tax positions (see table below). The pre-emergence Federal NOL’s are subject to the limitations discussed above.

The Company could have a potential legal obligation to Tyco International if it is determined that certain net operating loss carry forwards that originated prior to CIT's spin-off from Tyco in 2002 survived the attribute reduction discussed above and the Company obtained cash tax benefits thereon. “See Note 19 - Contingencies."

As a result of continuing operating losses domestically and in certain foreign jurisdictions, the Company continues to conclude that it does not currently meet the criteria to recognize federal, state, and foreign net deferred tax assets. Accordingly, the Company has established valuation allowances of $1.8 billion and $1.6 billion against federal, state, and foreign deferred tax assets at December 31, 2010 and 2009, respectively. The increase is primarily related to valuation allowances against certain international deferred tax assets.

With respect to the investments in foreign subsidiaries, the Company reversed, in 2009, its indefinite reinvestment assertions and recorded deferred tax liabilities on such subsidiaries. This decision was made because of the uncertainties of the recent emergence from bankruptcy and the fact that the Company was still in the early stages of developing its long-term strategic and liquidity plans. At December 31, 2010, the Company decided to reassert indefinite reinvestment with respect to the undistributed earnings of its foreign subsidiaries. As a result, the Company reversed its deferred tax liability of $10 million, which represented withholding taxes that would have been incurred in connection with repatriation of earnings. This $10 million adjustment resulted in a net benefit in the tax provision for the current year. In addition, the Company reversed related additional deferred tax liabilities of approximately $64 million, and recorded an offsetting adjustment to the valuation allowance for no net impact on the 2010 income tax provision.

As of the end of 2010, deferred federal income taxes have not been provided on approximately $1.9 billion of cumulative earnings of foreign subsidiaries. The Company has determined that it has both the intention and ability to reinvest these unremitted earnings indefinitely. It is not practicable to estimate the amount of tax that might be payable on these permanently reinvested earnings.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(dollars in millions)
Balance at December 31, 2009	$50.1
Additions for tax positions related to current year	9.9
Additions for tax positions related to prior years	409.1
Reductions for tax positions of prior years	(2.6)
Settlements and payments	(12.2)
Expiration of statutes of limitations	(0.1)
Foreign currency revaluation	(2.6)

Balance at December 31, 2010	$451.6

During the year ended December 31, 2010, the Company recognized an approximate $403.4 million increase in the amount of unrecognized tax benefits and associated interest and penalties, net of a $3.4 million decrease attributable to foreign currency revaluation. The majority of the additions for tax positions related to prior years relates to an uncertain federal and state tax position that the Company has taken with respect to the CODI-related tax basis reductions. As required by ASC 740, the deferred tax assets shown in the deferred tax asset and liability table above do not reflect the benefits of this uncertain tax position. During the year ended December 31, 2010, the Company recognized a $1.8 million increase in interest and penalties associated with uncertain tax positions, net of a $0.8 million decrease attributable to foreign currency translation. The Company recognizes accrued interest and penalties on unrecognized tax benefits in income tax expense.

Of the total unrecognized tax benefits at December 31, 2010 of $451.6 million, all of it would lower the Company’s effective tax rate, if realized, prior to adjustment of the Company’s valuation allowance for net deferred tax assets. The Company believes that the total unrecognized tax benefits may decrease, in the range of $0 to $30 million, due to the settlements of audits and the expiration of various statutes of limitations prior to December 31, 2011. Based on the disclosures made with the 2009 consolidated federal income tax return, the Company could have significant future benefits, which have not been recorded in the financial statements and represents an uncertain tax position.

In 2010, the Company settled Internal Revenue Service examinations for taxable years ending December 31, 1997 through December 31, 2004. These settlements did not have a material financial impact. The Company is presently under IRS examination for the years 2005 through 2008. The Company and its subsidiaries are under examination in various states, provinces and countries for years ranging from 1997 through 2007. Management does not anticipate that these examination results will have any material financial impact.

NOTE 17 — RETIREMENT, POSTRETIREMENT AND OTHER BENEFIT PLANS

Retirement and Postretirement Medical and Life Insurance Benefit Plans

CIT provides various benefit programs, including defined benefit pension, postretirement healthcare and life insurance, and defined contribution plans. A summary of major plans is provided below.

Retirement Benefits

CIT has both funded and unfunded noncontributory defined benefit pension plans covering certain U.S. and non-U.S. employees, each of which is designed in accordance with practices and regulations in the related countries. Retirement benefits under defined benefit pension plans are based on an employee’s age, years of service and qualifying compensation.

The Company’s largest plan is the CIT Group Inc. Retirement Plan (the “Plan”), which accounts for 74% of our total pension projected benefit obligation at December 31, 2010. The Plan covers U.S. employees who have completed one year of service and have attained the age of 21. The Plan has a “cash balance” formula that became effective January 1, 2001. Active participants covered by this formula are credited with a percentage (5% to 8% depending on years of service) of “Benefits Pay” (comprised of base salary, plus certain annual bonuses, sales incentives and commissions). Balances accumulated under this formula also receive periodic interest, subject to certain government limits. The interest credit was 4.40%, 3.18%, and 4.57% for the years ended December 31, 2010, 2009, and 2008, respectively. The Plan also provides traditional pension benefits under the legacy portion of the Plan to employees who elected not to convert to the “cash balance” feature. Participants under the legacy portion represent 67% of the Plan’s aggregate pension benefit obligation in dollars. The majority of these participants are retirees. Only 8% of actively employed participants are in the legacy portion.

Effective January 1, 2008, the Plan vesting schedule was amended from five to three years in accordance with the requirements of the Pension Protection Act of 2006. Upon termination or retirement, vested participants under the “cash balance” formula have the option of receiving their benefit in a lump sum, deferring their payment to age 65 or converting their vested benefit to an annuity.

The Company also maintains a U.S. noncontributory supplemental retirement plan for participants whose benefit in the Plan is subject to Internal Revenue Code limitations and an executive retirement plan, which is closed to new members, which together aggregate 17% of the total pension projected benefit obligation at December 31, 2010.

Postretirement Benefits

CIT provides healthcare and life insurance benefits to eligible retired employees. U.S. retiree healthcare and life insurance account for 52% and 43% of the total postretirement benefit obligation, respectively. For most eligible retirees, healthcare is contributory and life insurance is non-contributory. Participants generally become eligible for postretirement benefits upon completion of ten years of continuous service after attaining age 50. Individuals hired prior to November 1999 generally become eligible after 11 years of continuous service after attaining age 44. The U.S. retiree healthcare plan pays a stated percentage of most medical expenses, reduced by a deductible and any payments made by the government and other programs. The U.S. retiree healthcare benefit includes a maximum on CIT’s share of costs for employees who retired after January 31, 2002. All postretirement plans are funded on a pay-as-you-go basis.

Obligations and Funded Status

In 2010 and 2009, funded plans enjoyed a favorable investment return due to the rebound in the equity and fixed income markets, resulting in a strong increase in the fair value of plan assets.

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

The following tables set forth changes in benefit obligation, plan assets, funded status and net periodic benefit cost of the retirement plans and postretirement plans:

	Retirement Benefits		Postretirement Benefits

(dollars in millions)	2010	2009	2010	2009

Change in benefit obligation
Benefit obligation at beginning of year	$405.1	$399.9	$49.6	$50.8
Service cost	14.7	18.8	1.0	1.1
Interest cost	22.6	24.1	2.6	3.1
Actuarial loss/(gain)	13.9	(0.1)	(3.1)	(2.0)
Benefits paid	(28.1)	(38.8)	(4.6)	(5.6)
Other(a)	(2.2)	1.2	2.4	2.2

Benefit obligation at end of year	426.0	405.1	47.9	49.6

Change in plan assets
Fair value of plan assets at beginning of period	265.9	188.6	–	–
Actual return on plan assets	33.2	56.3	–	–
Employer contributions	22.3	58.3	2.2	3.4
Benefits paid	(28.1)	(38.7)	(4.6)	(5.6)
Other(a)	(1.0)	1.4	2.4	2.2

Fair value of plan assets at end of period	292.3	265.9	–	–

Funded status at end of year(b)(c)	$(133.7)	$(139.2)	$(47.9)	$(49.6)

(a)	Consists of any of the following: plan participants’ contributions, amendments, acquisition/transferred liabilities, plan settlements and curtailments, termination benefits, retiree drug subsidy, and currency translation adjustments.

(b)	These amounts were recognized as liabilities in the Consolidated Balance Sheet at December 31, 2010 and 2009.

(c)	Company assets of $95.3 million related to the non-qualified U.S. executive retirement plan obligation are not included in plan assets but related liabilities are in benefit obligation.

The amount recognized in accumulated Other Comprehensive Income for the year ended December 31, 2010 was $1.7 million and $2.9 million for retirement benefits and postretirement benefits, respectively. The accumulated benefit obligation for all defined benefit pension plans was $407.4 million and $380.7 million, at December 31, 2010 and 2009, respectively.

Information for those defined benefit plans with an accumulated benefit obligation in excess of plan assets is as follows:

December 31 (dollars in millions)

	2010	2009
Projected benefit obligation	$409.7	$389.2
Accumulated benefit obligation	391.1	364.9
Fair value of plan assets	271.7	248.9

The net periodic benefit cost and other amounts recognized in Other Comprehensive Income consisted of the following:

	Retirement Benefits			Postretirement Benefits
(dollars in millions)	2010	2009	2008	2010	2009	2008

Service Cost	$14.7	$18.8	$21.9	$1.0	$1.1	$1.2
Interest Cost	22.6	24.1	24.8	2.6	3.1	3.3
Expected Return on plan assets	(17.6)	(18.6)	(19.9)	–	–	–
Amortization of prior service cost	–	2.1	2.4	–	–	(0.1)
Amortization of net loss/(gain)	–	14.7	1.3	(0.1)	(0.1)	(0.2)
Settlement and curtailment (gain)/loss	(0.2)	(0.4)	5.4	–	(0.1)	0.3
Termination benefits	–	0.4	0.9	–	–	–

Net periodic benefit cost	19.5	41.1	36.8	3.5	4.0	4.5

Other Changes in Plan Assets and Benefit Obligations
Recognized in Other Comprehensive Income
Net (gain)/loss	(1.7)	(38.8)	(112.0)	(2.9)	(2.0)	(1.3)
Prior service cost (credit)	–	–	(2.2)	–	–	0.1
Amortization, settlement or curtailment recognition
of net gain/(loss)	0.1	(14.7)	(1.6)	–	0.1	0.2
Amortization, settlement or curtailment recognition
of prior service (cost)/credit	–	(2.1)	(5.2)	–	–	0.2
Impact of fresh-start accounting	–	(99.0)	–	–	2.2
Currency translation adjustment	–	–	(0.1)	–	–	–

Total recognized in OCI	(1.6)	(154.6)	102.9	(2.9)	0.3	(0.8)

Total recognized in net periodic benefit cost and OCI	$(17.9)	$(113.5)	$139.7	$0.6	$4.3	$3.7

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

The weighted average assumptions used in the measurement of benefit obligations are as follows:

	Retirement Benefits		Postretirement Benefits
	2010	2009	2010	2009
Discount rate	5.47%	5.96%	5.25%	5.75%
Rate of compensation increases	3.00%	3.95%	3.00%	4.00%
Health care cost trend rate
Pre-65	n/a	n/a	8.00%	8.20%
Post-65	n/a	n/a	8.40%	8.70%
Ultimate health care cost trend rate	n/a	n/a	4.50%	4.50%
Year ultimate reached	n/a	n/a	2029	2029

The weighted average assumptions used to determine net periodic benefit costs for the years ended December 31, 2010 and 2009 are as follows:

	Retirement Benefits		Postretirement Benefits
	2010	2009	2010	2009
Discount rate	5.96%	6.21%	5.75%	6.26%
Expected long-term return on plan assets	6.92%	7.71%	n/a	n/a
Rate of compensation increases	3.95%	4.40%	4.00%	4.50%

Healthcare rate trends have a significant effect on healthcare plan costs. We use both external and historical data to determine healthcare rate trends. An increase (decrease) of one-percentage point in assumed healthcare rate trends would increase (decrease) the postretirement benefit obligation by $1.5 million and ($1.3 million), respectively. The service and interest cost are not material.

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

Plan investments are stated at fair value. Equity securities are valued at the last trade price at the primary exchange close time on the last business day of the year (Level 1). Registered Investment Companies are valued at the daily net asset value of shares held at year-end (Level 1). Corporate and government debt are valued based on institutional bid data from contracted vendors. Vendors use observable market-based data to evaluate prices (Level 2). If observable market-based data is not available, other inputs such as extrapolated data, proprietary models, and indicative quotes are used to arrive at estimated prices a dealer would pay for the security (Level 3).

The table below sets forth asset fair value measurements at December 31, 2010:

(dollars in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$7.7	$7.7	$–	$–
Mutual Funds	115.9	115.9	–	–
Common Collective Trusts	67.4	–	67.4	–
Separate Accounts	56.7	–	56.7	–
Other types of investments:
Partnerships	6.6	–	6.6	–
Unitized Insurance Fund	19.6	19.6	–	–
Hedge funds	18.2	–	–	18.2
Insurance contracts	0.2	–	–	0.2

Total assets at fair value	$292.3	$143.2	$130.7	$18.4

The table below sets forth asset fair value measurements at December 31, 2009:

(dollars in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$1.5	$1.5	$–	$–
Mutual Funds	125.5	125.5	–	–
Common Collective Trusts	42.4	–	42.4	–
Separate Accounts	55.2	–	55.2	–
Other types of investments:
Partnerships	6.1	–	6.1	–
Unitized Insurance Fund	16.6	16.6	–	–
Hedge funds	18.1	–	–	18.1
Insurance contracts	0.5	–	–	0.5

Total assets at fair value	$265.9	$143.6	$103.7	$18.6

The table below sets forth changes in the fair value of the Plan’s level 3 assets for the year ended December 31, 2010:

(dollars in millions)	Total	Hedge Funds	Insurance Contracts
Balance at 12/31/09	$18.6	$18.1	$0.5
Actual return on plan assets	–	–	–
Assets held at 12/31/10	1.6	1.6
Assets sold during the year	–	–	–
Purchases, sales, and settlements, net	(0.3)		(0.3)
Transfers in or out of Level 3	(1.5)	(1.5)

Balance at December 31, 2010	$18.4	$18.2	$0.2

Contributions

The Company’s policy is to make contributions to the extent they exceed the minimum required by laws and regulations, are consistent with our objective of ensuring sufficient funds to finance future retirement benefits and are tax deductible. Contributions are charged to Salaries and Employee Benefits Expense over the expected average remaining service period of employees expected to receive benefits. During 2011, CIT currently expects to make a contribution of approximately $37 million to the U.S. Retirement Plan in accordance with our funding policy. For all other plans, CIT currently expects to contribute $11 million during 2011.

Estimated Future Benefit Payments

The following table depicts benefits projected to be paid from plan assets or from the Company’s general assets calculated using current actuarial assumptions. Actual benefit payments may differ from projected benefit payments.

For the years ended December 31 (dollars in millions)	Retirement Benefits	Gross Postretirement Benefits	Medicare Subsidy
2011	$23.3	$3.8	$(0.4)
2012	24.2	3.8	(0.4)
2013	25.3	3.8	(0.4)
2014	27.1	3.9	(0.5)
2015	28.7	3.8	(0.5)
2016–2020	162.6	18.6	(1.5)

Savings Incentive Plan

CIT has a number of defined contribution retirement plans covering certain of its U.S. and non-U.S. employees designed in accordance with conditions and practices in the countries concerned. The U.S. plan, which qualifies under section 401(k) of the Internal Revenue Code, is the largest and accounts for 71% of our total defined contribution retirement expense for the year ended December 31, 2010. Generally, employees may contribute a portion of their salary and bonus, subject to regulatory limits and plan provisions, and we match these contributions up to a threshold. The cost of these plans aggregated $15.6 million, $17.8 million and $24.7 million for the years ended December 31, 2010, 2009, and 2008.

Annual Incentive Program

Annual discretionary incentive pools approved for 2010 performance as of December 31, 2010 included long term incentive awards in the form of $66.1 million of cash incentives, and restricted stock units. No discretionary annual incentive payments were awarded for the year ended December 31, 2009 other than for a small number of eligible participants with previously committed incentives or special awards. For 2008, incentive payments totaled $58.6 million to eligible employees. Annual incentives are generally granted in cash and equity based long term incentive awards to eligible employees under a combination of corporate and sales incentive plans. Payments depend, in part, on corporate and business financial performance, a variety of subjective factors and individual participant responsibilities and performance during the fiscal period. Aggregate incentive pools are subject to review and approval by the Compensation Committee of the Board.

The Company also maintains sales incentive plans which cover eligible members of our sales force. These plans pay on a monthly or quarterly schedule based on commission and funding formulas. These also include annual plans, which fund formulaically but pay on a discretionary basis and may include long term restricted stock unit awards. The cost of the cash incentives paid under these sales incentive programs in 2010, 2009 and 2008 were $21.4 million, $22.2 million and $99.9 million, respectively.

Stock-Based Compensation

In December 2009, the Company adopted the Amended and Restated CIT Group Inc. Long-Term Incentive Plan (the “LTIP”), which provides for grants of stock-based awards to employees, executive officers and directors, and replaced the Predecessor CIT Group Inc. Long-Term Incentive Plan (the “Prior Plan”). The number of shares of common stock that may be issued for all purposes under the LTIP is 10,526,316. The LTIP was approved pursuant to the Modified Second Amended Prepackaged Reorganization Plan of CIT Group Inc. and CIT Group Funding Company of Delaware LLC and does not require shareholder approval.

Compensation expense related to equity-based awards are measured and recorded in accordance with FASB ASC Topic 718 (“ASC 718”). The fair value of stock option and stock purchase equity awards are measured at the date of grant using a Black-Scholes option pricing model, and the fair value of restricted stock awards is based on the fair market value of CIT’s common stock on the date of grant.

During 2009, all equity-based awards with respect to pre-emergence Common Stock issued under employee incentive plans were cancelled. The cancellation was treated as a settlement for no consideration and $29.0 million of compensation cost was accelerated during the reorganization period.

Stock Options

During 2010, no stock options were granted to employees and 44,019 options were granted to directors. These options have an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The aggregate number of options granted to directors includes 2,416 issued in lieu of cash compensation, which become exercisable on the first anniversary of the grant date, and 41,603 options granted upon joining the Board, which become exercisable one-third per year over a three-year period. Stock options are scheduled to expire seven years from the date of grant.

There were no stock options exercised during 2010. The intrinsic value of options outstanding and exercisable as of December 31, 2010 was $1.1 million and $0.3 million respectively.

After the Company’s emergence from bankruptcy, options were granted to members of the Board during December 2009 under the LTIP. Prior to the bankruptcy, options were granted to members of the Board under the Prior Plan, with terms similar to those described above.

Stock Options were granted to employees in 2009 under the Prior Plan, with a vesting schedule of one third per year for three years, a 7-year term from the date of grant, and with exercise prices equal to the fair market value of the common stock on each respective grant date.

Stock options granted under the Prior Plan in 2009, totaled 4,285,302 to employees for annual long-term incentives and 537,738 to members of the Board. The aggregate amount granted to Directors includes 14,151 options pursuant to individual director elections to receive options in lieu of all or a portion of the annual cash retainer, 429,247 pursuant to annual awards, and 94,340 pursuant to initial awards granted upon new members joining the Board. These stock options, to both employees and directors, were cancelled in the reorganization. No stock options were exercised during 2009.

Salaries and general operating expenses included $0.6 million of compensation expense related to employee stock option plans ($0.4 million after tax) for the year ended December 31, 2010, and $13.5 million ($7.9 million after tax, $0.03 EPS) for 2009, and $21.7 million ($12.5 million after tax, $0.05 EPS) for 2008 for employee stock option plans and employee stock purchase plans. Compensation expense is recognized over the vesting period (requisite service period), which is generally three years, under the graded vesting method, whereby each vesting tranche of the award is amortized separately as if each were a separate award. Valuation assumptions for new equity awards are established at the start of each fiscal year.

Stock option information is presented below:

For the years ended December 31	2010		2009

	Options	Weighted Average Price Per Option	Options	Weighted Average Price Per Option

Outstanding at beginning of period	30,024	$27.50	16,646,479	$31.73
Granted to Employees	–	–	4,285,302	2.29
Granted to Directors	44,019	33.27	537,738	3.19
Exercised	–	–	–	–
Forfeited	(5,943)	32.82	(21,469,519)	25.14
Outstanding at December 10, 2009 (1)	–	–	–	–
Granted – December 18, 2009 (2)	–	–	30,024	27.50

Outstanding at end of period	68,100	30.76	30,024	27.50
Options exercisable at end of period	15,308	27.62	–	–

Options unvested at end of period	52,792	$31.68	30,024	$27.50

(1)	The Effective Date of the Modified Second Amended Prepackaged Reorganization Plan of CIT Group Inc. and CIT Group Funding Company of Delaware LLC.
(2)	Stock options were granted under the LTIP to four new members of the Board of Directors on December 18, 2009.

The weighted average fair value of new options granted under the LTIP was $15.98 and $13.12 for the years ended December 31, 2010 and 2009, respectively, and $1.45 for new options granted under the Prior Plan during 2009. The fair value of new options granted was determined at the date of grant using the Black-Scholes option-pricing model, based on the following assumptions.

	Expected Option Life Range	Average Dividend Yield	Expected Volatility Range	Risk Free Interest Rate
2010
January/February, 2010 – Director Grant	4.00 – 5.00 Years	–	56.86% – 56.96%	1.78% – 2.45%
May, 2010 – Director Grant	3.50 Years	–	67.89%	1.59%
October, 2010 – Director Grant	3.50 Years	–	68.77%	0.73%

2009
Successor CIT
December, 2009 – Director Grant	4.00-5.00 Years	–	56.7%	1.81% – 2.30%

Predecessor CIT – all cancelled
January, 2009	2.83-4.83 Years	3.49%	96.5% – 108.1%	1.05% – 1.57%
January, 2009 – Section 16b (executive officers)	4.75-5.58 Years	3.49%	94.0% – 96.9%	1.55% – 1.73%
May, 2009 – Director Grant	4.75-5.58 Years	–	96.2% – 99.7%	1.94% – 2.21%

For options granted after December 10, 2009, the simplified method specified by the SEC's Staff Accounting Bulletin No. 107 was used to determine the expected life of stock options. For options granted during 2009 prior to December 10, 2009, expected life reflects a blending of historical experience with the average of the shortest and longest time remaining to exercise vested options outstanding. The expected term was equal to the vesting period of the options plus 22 months for grants made in 2009 to employees other than 16(b) officers (selected senior executives). Since each vesting segment was valued separately, the expected term assumptions were 34, 46, and 58 months for those that vest in one, two and three years respectively. For 16(b) officers, the expected life assumptions were 57 months, 62 months and 67 months and were based on the average of the longest and shortest possible exercise periods for each tranche.

The entire cost of options granted is immediately recognized for those employees who are retirement eligible at the grant date. For options granted to employees who will reach retirement eligibility within the three year vesting period, the cost of the grants is amortized from the grant date through retirement eligibility date.

For options granted after December 10, 2009, CIT estimated volatility for each vesting tranche using the average of the weekly historical stock volatility for S&P 500 Banks calculated over three years through grant date of each award. For options granted during 2009 prior to December 10, 2009, the volatility assumption was equal to CIT's historical volatility using weekly closing prices for the period commensurate with the expected option term, averaged with the implied volatility for CIT's publicly traded options. The individual yield reflected the Company's current dividend yield. The risk free interest rate reflected the implied yield available on U.S. Treasury zero-coupon issues (as of the grant date for each grant) with a remaining term equal to the expected term of the options. CIT assumed an annual forfeiture rate of 0% for all stock option grants to Directors during 2010 due to the change in composition of the directors and the low historical forfeiture rate for directors.

The following table summarizes additional information about stock options outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Remaining Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$25.00 - $30.00	30,024	5.2	$27.50	15,009	$27.50
$30.00 - $35.00	35,660	6.0	$32.82	299	$33.55
$35.00 - $40.00	1,283	6.4	$38.58	–	–
$40.00 - $45.00	1,133	6.8	$43.70	–	–

	68,100			15,308

The unrecognized pretax compensation cost related to employee stock options was $0.4 million at December 31, 2010, which is expected to be recognized in earnings over a weighted-average period of two years.

Restricted Stock / Units

Restricted Stock Units ("RSUs") were granted to employees during 2010 as part of the retention program described in this note below under the heading “Retention Program.” RSUs for middle to senior level employees vested in June and December 2010, and RSUs for selected senior executives are scheduled to vest one half on each of the first and third anniversaries of the grant date. No other RSUs were granted to employees during 2010.

RSUs and restricted stock granted to directors under the LTIP during 2010 and during December 2009 generally were scheduled to vest one third per year for three years. Vested stock awards that were scheduled to remain subject to transfer restrictions through the first anniversary of the grant date were granted to a limited number of executive officers as Stock Salary, and to certain members of the Board who elected to receive stock in lieu of cash compensation for their retainer.

RSUs granted to employees and restricted stock granted to members of the Board during 2009 under the Prior Plan generally were scheduled to vest either one third per year for three years or 100% after three years. Vested stock awards that were scheduled to remain subject to transfer restrictions through the first anniversary of the grant date were granted to certain members of the Board who elected to receive stock in lieu of cash compensation for their retainer.

Certain RSUs granted to employees and directors during 2010 and 2009 under the LTIP and Prior Plan that were designed to settle in cash, including awards described as Restricted Cash Units in prior years, are accounted for as “liability” awards as prescribed by ASC 718. The values of these cash-settled RSUs are re-measured at the end of each reporting period until the award is settled.

All restricted stock and RSUs issued under the Prior Plan were cancelled in the reorganization.

No Performance Shares were awarded during 2010 and 2009.

For the years ended December 31, 2010 and 2009, $30.6 million and $10.1 million, respectively, are included in Salaries and general operating expenses related to restricted stock and RSUs.

The fair value of restricted stock and RSUs that vested and settled in stock during 2010 and 2009 was $26.4 million and $0.5 million, respectively. The fair value of RSUs that vested and settled in cash during 2010 and 2009 was $0.1 million and $0.7 million, respectively.

The following tables summarize restricted stock and RSU activity for 2010 and 2009:

For the years ended December 31,	2010
	Stock-Settled Awards		Cash-Settled Awards
	Number of Shares	Weighted Average Grant Date Value	Number of Shares	Weighted Average Grant Date Value
Unvested at beginning of period	10,004	$27.50	–	n/a
Stock Salary – granted to employees	127,702	38.46	–	n/a
RSUs – granted to employees	1,160,354	36.48	–	n/a
RSUs – granted to directors	18,526	38.15	15,802	$38.44
Restricted stock – granted to directors	14,845	33.45	–	n/a
Forfeited / cancelled	(83,648)	36.21	–	n/a
Vested / settled awards	(655,377)	36.22	(1,362)	38.58
Vested / unsettled Stock Salary Awards	(121,706)	38.59	–	n/a

Unvested at end of period	470,700	$36.65	14,440	$38.42

	2009
	Stock-Settled Awards		Cash-Settled Awards
	Number of Shares	Weighted Average Grant Date Value	Number of Shares	Weighted Average Grant Date Value
Unvested Restricted Shares / Units at
beginning of period	3,419,801	$9.06	1,501,266	$16.03
Unvested Performance Shares at beginning of
period	1,064,203	55.28	–	n/a
RSUs – granted to employees	655,022	2.29	–	n/a
Restricted stock – granted to directors	167,401	3.19	–	n/a
Forfeited / cancelled Restricted Shares / Units	(4,040,039)	7.29	–	n/a
Forfeited / cancelled Performance Shares	(1,064,203)	55.28	(1,240,444)	15.33
Vested	(202,185)	17.61	(260,822)	19.28

Unvested at December 10, 2009 (1)	–	n/a	–	n/a
Granted to Directors – December 18, 2009 (2)	10,004	27.50	–	n/a

Unvested at end of period (Successor CIT)	10,004	$27.50	–	n/a

(1)	The Effective Date of the Modified Second Amended Prepackaged Reorganization Plan of CIT Group Inc. and CIT Group Funding Company of Delaware LLC.
(2)	Restricted stock was granted under the LTIP to four new members of the Board of Directors on December 18, 2009.

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

Retention Program

On February 25, 2010, the Board of Directors approved a retention program for which approximately 3,300 employees were eligible to participate. Retention awards of $62 million were granted on March 16, 2010. For middle to senior level employees, the retention award was paid via a combination of cash and restricted stock units that vested in June and December 2010. Selected senior executives will receive the retention award entirely in restricted stock units that will vest in one and three years.

NOTE 18 — COMMITMENTS

The accompanying table summarizes credit-related commitments, as well as purchase and funding commitments:

Commitments (dollars in millions)
	December 31, 2010			December 31, 2009
	Due to Expire
	Within One Year	After One Year	Total Outstanding	Total Outstanding
Financing Commitments
Financing and leasing assets	$285.3	$2,121.2	$2,406.5	$3,735.8
Vendor receivables	–	–	–	889.1
Letters of credit and acceptances
Standby letters of credit	68.8	215.9	284.7	539.2
Other letters of credit	86.6	12.4	99.0	139.2
Guarantees
Deferred purchase credit protection agreements	1,667.9	–	1,667.9	1,376.4
Guarantees, acceptances and other recourse obligations	14.1	11.7	25.8	20.2
Purchase and Funding Commitments
Aerospace and other manufacturer purchase commitments	796.6	4,904.8	5,701.4	4,777.3
Other
Liabilities for unrecognized tax benefits	30.0	421.6	451.6	50.1

Financing Commitments

Financing commitments, referred to as loan commitments, or lines of credit, are agreements to lend to customers, subject to the customers’ compliance with contractual obligations. In addition to the amounts in the preceding table, if customers are in compliance with contractual obligations, CIT has committed to fund an additional $1.0 billion as of December 31, 2010. As these commitments are not typically fully drawn, may expire unused, be reduced or cancelled at the customer’s request and require the customer to be in compliance with certain conditions, total commitment amounts do not necessarily reflect actual future cash flow requirements. During 2010, certain vendor receivables were sold, along with all associated commitments.

At December 31, 2010, substantially all financing commitments were senior facilities, with approximately 50% secured by equipment or other assets and the remainder comprised of unsecured facilities relying upon cash-flow or enterprise value. The vast majority of these commitments are syndicated transactions. CIT is lead agent in 36% of the facilities. Most of our undrawn and available financing commitments are in Corporate Finance. The top ten undrawn commitments totaled $389 million.

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

The maximum potential exposure amount has increased primarily as the result of receivables submitted to CIT from clients that have been in DPAs for some time and is generally not the result of CIT’s entering into new DPAs with new clients or existing factoring clients. The methodology used to determine the DPA liability is similar to the methodology used to determine the allowance for loan losses associated with the finance receivables, which reflects embedded losses based on various factors, including expected losses reflecting our internal customer and facility credit ratings. CIT had a liability recorded in Other Liabilities related to the DPAs that totaled $4.2 million and $7.8 million at December 31, 2010 and December 31, 2009, respectively.

Purchase and Funding Commitments

CIT’s firm purchase commitments relate predominantly to purchases of commercial aircraft. Commitments to purchase new commercial aircraft are primarily with Airbus Industries and The Boeing Company. Aerospace equipment purchases are contracted for specific models, using baseline aircraft specifications at fixed prices, which reflect discounts from fair market purchase prices prevailing at the time of commitment. The delivery price of an aircraft may change depending on final specifications. Equipment purchases are recorded at delivery date. Commitment amounts in the preceding table are based on contracted purchase prices less pre-delivery payments to date and exclude buyer furnished equipment selected by the lessee. Pursuant to existing contractual commitments, 111 aircraft remain to be purchased, including a December 2010 order commitment for 38 new Boeing aircraft. Aircraft deliveries are scheduled periodically through 2018. Commitments exclude unexercised options to purchase aircraft. Other manufacturing purchase commitments relate to rail equipment; there were no rail purchase commitments at December 31, 2010 and amounts were not significant last year. See Note 25 for additional information on the 2009 valuation of aerospace commitments.

NOTE 19 — CONTINGENCIES

CIT is currently involved, and from time to time in the future may be involved, in a number of judicial, regulatory, and arbitration proceedings relating to matters that arise in connection with the conduct of its business (collectively, “Litigation”), certain of which Litigation matters are described below. In view of the inherent difficulty of predicting the outcome of Litigation matters, particularly when such matters are in their early stages or where the claimants seek indeterminate damages, CIT cannot state with confidence what the eventual outcome of the pending Litigation will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines, or penalties related to each pending matter may be. In accordance with applicable accounting guidance, CIT establishes reserves for Litigation when those matters present loss contingencies as to which it is both probable that a loss will occur and the amount of such loss can be estimated. Based on currently available information, CIT believes that the results of Litigation that is currently pending, taken together, will not have a material adverse effect on the Company’s financial condition, but may be material to the Company’s operating results or cash flows for any particular period, depending in part on its operating results for that period. The actual results of resolving such matters may be substantially higher than the amounts reserved.

For certain Litigation matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of the loss amount accrued. For other matters for which a loss is probable or reasonably possible, such an estimate is not reasonably possible. For Litigation where an estimate is possible, management currently estimates the aggregate range of reasonably possible losses as up to $75 million in excess of established reserves, or insurance related to those matters. This estimated range of reasonably possible losses represents the estimated possible losses (in excess of established reserves and other amounts referenced above) over the life of such Litigation, which may span a currently indeterminable number of years, and is based on information currently available as of December 31, 2010. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those Litigation matters for which an estimate is not reasonably possible or as to which a loss does not appear to be reasonably possible, based on current information, are not included within this estimated range and, therefore, this estimated range does not represent the Company’s maximum loss exposure.

Securities Class Action

In July and August 2008, two putative class action lawsuits were filed in the United States District Court for the Southern District of New York (the “New York District Court”) on behalf of CIT’s pre-reorganization stockholders against CIT, its former CEO and its former CFO. In August 2008, a putative class action lawsuit was filed in the New York District Court by a holder of CIT-PrZ equity units against CIT, its former CEO, former CFO, former Controller and certain members of its current and former Board of Directors. In May 2009, the Court consolidated these three shareholder actions into a single action and appointed Pensioenfonds Horeca & Catering as Lead Plaintiff to represent the proposed class, which consists of all acquirers of CIT common stock and PrZ preferred stock from December 12, 2006 through March 5, 2008, who allegedly were damaged, including acquirers of CIT-PrZ preferred stock pursuant to the October 17, 2007 offering of such preferred stock.

In July 2009, the Lead Plaintiff filed a consolidated amended complaint alleging violations of the Securities Exchange Act of 1934 (“1934 Act”) and the Securities Act of 1933 (“1933 Act”). Specifically, it is alleged that the Company, its former CEO, former CFO, former Controller, and a former Vice Chairman violated Section 10(b) of the 1934 Act by making false and misleading statements and omissions regarding CIT’s subprime home lending and student lending businesses. The allegations relating to the Company’s home lending business are based on the assertion that the Company failed to fully disclose the risks in the Company’s portfolio of subprime mortgage loans. The allegations relating to the Company’s student lending business are based upon the assertion that the Company failed to account in its financial statements or, in the case of the preferred stockholders, its registration statement and prospectus, for private loans to students of a helicopter pilot training school, which it is alleged were highly unlikely to be repaid and should have been written off. The Lead Plaintiff also alleges that the Company, its former CEO, former CFO and former Controller and those current and former Directors of the Company who signed the registration statement in connection with the October 2007 CIT-PrZ preferred offering violated the 1933 Act by making false and misleading statements concerning the Company’s student lending business as described above.

Pursuant to a Notice of Dismissal filed on November 24, 2009, CIT Group Inc. was dismissed as a defendant from the consolidated securities action. On June 10, 2010, the Court denied the remaining defendants’ motion to dismiss the consolidated amended complaint. The action continues as to the remaining defendants and CIT’s obligation to defend and indemnify such defendants continues. The case is in the discovery stage. Plaintiffs seek, among other relief, unspecified damages and interest.

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

Multiple lawsuits (the “Pilot School Litigation”) were filed against SLX and other lenders based upon a variety of allegations including violations of state consumer protection laws. The three principal lawsuits are:

(1)	a collective action commenced by 37 students and some of their co-signers in Georgia (the “Elrod Action”);

(2)	an action in the United States District Court for the Middle District of Florida involving a nationwide class of approximately 2,200 students who were in attendance at the Pilot School when it closed (the “Holman Action”); and

(3)	a collective action commenced in Texas State Court in February 2010, by approximately 80 students who opted out of the nationwide class settlement in the Holman Action (the “Hughes Action”).

In December 2008, SLX completed a confidential settlement of the Elrod Action.

In January 2011, the settlement agreement in the Holman Action was approved by the court. The settlement agreement provides for (i) discounts to students based on the number of certifications earned by such students in connection with their attendance at the Pilot School (which aggregate discount is projected to be approximately $130 million in debt and interest forgiveness); (ii) reduction in interest rates for certain students for up to 3%; (iii) payment of attorneys’ fees to class counsel; and (iv) service awards to the class representatives.

The plaintiffs in the Hughes Action allege violations of Texas’ Deceptive Trade Practices Act and aiding and abetting fraud. They seek to have the loans declared unenforceable and an award of actual damages, treble damages, punitive damages, and attorneys’ fees and costs. The case is currently in the discovery stage.

The Company provided an allowance for credit losses in its pre-emergence financial statements for the estimate of loan forgiveness and a reserve for third party legal fees with respect to the Pilot School Litigation. Following emergence from bankruptcy, the allowance for credit losses was eliminated and the loans were recorded at estimated fair value in connection with the Company’s implementation of FSA. As a result, the Company expects that it will have no additional loss with respect to the settlement in the Holman Action. In addition, the Company has fully accounted for the settlement in the Elrod Action. If the Hughes Action settles within a range comparable to the other two lawsuits, the Company would not incur a material additional loss.

Vendor Finance Billing and Invoicing Investigation

The United States Attorney for the Central District of California and several state authorities conducted parallel investigations under the Federal False Claims Act and its state law equivalents regarding billing practices involving a portfolio of equipment leases that CIT purchased from a third-party vendor. The investigations have been resolved by settlement pursuant to which the Company paid an aggregate sum of approximately $6.1 million. The settlement did not exceed previously established reserves and, thus, will not have a material impact on the Company’s financial condition.

Snap-On Arbitration

On January 8, 2010, Snap-on Incorporated (“Snap-on”) and Snap-on Credit LLC filed a Demand for Arbitration alleging that CIT retained certain monies owed to Snap-on in connection with a joint venture with CIT which was terminated on July 16, 2009. Snap-on alleged that CIT underpaid Snap-on during the course of the joint venture, primarily related to the purchase by CIT of receivables originated and serviced by the joint venture, and is seeking damages of up to $100 million. On January 29, 2010, CIT filed its Answering Statement and Counterclaim, denying Snap-on’s allegations on the grounds that the claims are untimely, improperly initiated, or otherwise barred. CIT also claims that Snap-on wrongfully withheld payment of not less than $108 million due to CIT from the receivables serviced by Snap-on on behalf of CIT. CIT is seeking changes of up to $160 million.

Le Nature’s Inc.

CIT was the lead lessor under a syndicated lease of equipment (the “Lease”) to Le Nature’s Inc., a beverage bottler, for a newly-constructed bottling facility in Phoenix, Arizona. In 2005, CIT and co-lessors funded $144.8 million of which approximately $45 million was funded by CIT. In 2006, CIT sold $5 million of its interest in the Lease.

In November 2006, amid allegations that Le Nature’s had perpetrated a fraudulent scheme, creditors filed an involuntary bankruptcy against Le Nature’s in the United States Bankruptcy Court for the Western District of Pennsylvania. Upon the commencement of the bankruptcy, Le Nature’s immediately ceased operations and a Chapter 11 trustee was appointed.

Subsequent to the commencement of the Le Nature’s bankruptcy, certain co-lessors and certain parties that participated in CIT’s and other co-lessors’s interests in the Lease filed lawsuits against CIT and others to recover the balance of their respective investments, asserting various claims including fraud, civil conspiracy, and civil Racketeer Influenced and Corrupt Organizations Act (RICO). Plaintiffs seek damages in excess of $84 million, as well as claims for treble damages under RICO. All but one of these actions have been consolidated for discovery purposes in the United States District Court for the Western District of Pennsylvania.

In October 2008, the Liquidating Trustee of Le Nature’s commenced an action against, among others, Le Nature’s lenders and lessors, including CIT, asserting a variety of claims on behalf of the liquidation trust.

In October 2008, CIT commenced a lawsuit in the Superior Court for the State of Arizona, Maricopa County, against the manufacturer of the equipment that was the subject of the Lease, certain of its principals, and the former CEO of Le Nature’s, alleging, among other things, fraud, conspiracy, civil RICO and negligent misrepresentation, seeking compensatory and punitive damages.

In February 2009, CIT commenced a lawsuit in the Superior Court for the State of Arizona, Maricopa County, against the former independent auditing firm for Le Nature’s, asserting professional negligence.

In May 2009, one of Le Nature’s other equipment lessors commenced an action against CIT, as well as the equipment manufacturer, and certain principals of the equipment manufacturer, in the Circuit Court of Wisconsin, Milwaukee County, asserting claims for fraud and misrepresentation.

CONTRACTUAL CONTINGENCIES

Tax Agreement

In connection with our separation from Tyco International Ltd (“Tyco”) in 2002, CIT and Tyco entered into a Tax Agreement pursuant to which, among other things, CIT agreed to pay Tyco for cash tax savings actually realized by CIT, if any, as a result of the use of certain tax attributes created while Tyco owned CIT (the “Tyco Tax Attribute”), which savings would not have been realized absent the existence of the Tyco Tax Attribute. During CIT’s bankruptcy, CIT rejected the Tax Agreement and Tyco and CIT entered into a Standstill Agreement pursuant to which (a) CIT agreed that it would defer bringing its subordination claim against Tyco and (b) Tyco agreed that it would defer bringing its damages claim while the parties exchanged information about CIT’s tax position and past usage and retention of the various attributes on its consolidated tax return. The amount of the Federal Tyco Tax Attribute is approximately $794 million and the state Tyco Tax Attribute is approximately $180 million. CIT has recorded a valuation allowance against a significant portion of its Federal and state deferred tax assets, as we believe that the likelihood of realizing on these assets prior to their expiration is less than 50%.

NOTE 20 — LEASE COMMITMENTS

The following table presents future minimum rental payments under non-cancellable long-term lease agreements for premises and equipment at December 31, 2010:

Future Minimum Rental Payments (dollars in millions)
Years Ended December 31
2011	$34.0
2012	32.5
2013	31.2
2014	30.0
2015	28.6
Thereafter	139.1

Total	$295.4

In addition to fixed lease rentals, leases generally require payment of maintenance expenses and real estate taxes, both of which are subject to escalation provisions. Minimum payments have not been reduced by minimum sublease rentals of $10.5 million due in the future under non-cancellable subleases.

Rental expense for premises, net of sublease income (including restructuring charges from exiting office space), and equipment, was as follows.

	December 31
	CIT 2010	Predecessor CIT 2009	Predecessor CIT 2008
Premises	$66.9	$47.7	$49.8
Equipment	3.5	5.6	6.9
Less sublease income	(3.1)	(2.2)	(4.7)

Total	$67.3	$51.1	$52.0

NOTE 21 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Until December 31, 2007, CIT was a partner with Dell Inc. (“Dell”) in Dell Financial Services L.L.C. (“DFS”), a joint venture that offered financing to Dell’s customers. In December 2007, Dell exercised its right to buy CIT’s interest and the Company sold its 30% ownership interest in DFS. CIT has certain recourse to DFS on defaulted contracts. Financing and leasing assets included in the CIT Consolidated Balance Sheet (but excluding certain related international receivables originated directly by CIT) were approximately $0.1 billion at December 31, 2010 and $1.1 billion at December 31, 2009, reflecting receivable sales to Dell in 2010.

On July 16, 2009, Snap-on Incorporated (“Snap-on”) terminated a joint venture arrangement with CIT, which had been scheduled to end in January 2010. The joint venture had included limited credit recourse on defaulted receivables. CIT and Snap-on each had 50% ownership interests, 50% board of directors’ representation, and shared income and losses equally. The joint venture was accounted for under the equity method and was not consolidated in CIT’s consolidated financial statements. In connection with the termination, Snap-on acquired CIT’s interest for a payment of approximately $8 million and continues to service the portfolio owned by CIT. Financing and leasing assets on CIT’s balance sheet related to the joint venture declined since the termination and were not significant at either December 31, 2010 or 2009.

During 2010, CIT sold its 50% interest in a joint venture with Canadian Imperial Bank of Commerce (“CIBC”) to CIBC, along with its interest in loans originated by the joint venture. Both CIT and CIBC had 50% ownership interests in the joint venture, and shared income and losses equally. This entity was not consolidated in CIT’s financial statements and was accounted for under the equity method. CIT’s investment in and loans to the joint venture were approximately $323 million at December 31, 2009.

During 2010, CIT sold its investment in Care Investment Trust Inc. (Care), an externally managed real estate investment trust (RelT), in which CIT initially contributed approximately $280 million of loans to Care in return for cash and a 36% equity investment. A subsidiary of CIT had provided services to Care pursuant to a management agreement. The investment in Care was accounted for under the equity method.

CIT invests in various trusts, partnerships, and limited liability corporations established in conjunction with structured financing transactions of equipment, power and infrastructure projects. CIT’s interests in these entities were entered into in the ordinary course of business. Other assets included approximately $67 million at December 31, 2010 and $4.7 million at December 31, 2009 of investments in non-consolidated entities relating to such transactions that are accounted for under the equity or cost methods.

The combination of investments in and loans to non-consolidated entities represents the Company’s maximum exposure to loss, as the Company does not provide guarantees or other forms of indemnification to non-consolidated entities.

Certain shareholders of CIT provide investment management, banking and investment banking services in the normal course of business.

NOTE 22 — BUSINESS SEGMENT INFORMATION

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

Types of Products and Services

CIT has five reportable segments: Corporate Finance, Transportation Finance, Trade Finance, Vendor Finance and Consumer. Corporate Finance and Trade Finance offer secured lending and receivables collection as well as other financial products and services to small and midsize companies. These include secured revolving lines of credit and term loans, credit protection, accounts receivable collection, import and export financing and factoring, debtor-in-possession and turnaround financing and management advisory services. Transportation Finance offers secured lending and leasing products to midsize and larger companies across the aerospace and rail industries. Vendor Finance partners with manufacturers and distributors to offer secured lending and leasing products predominantly to small and mid-size companies primarily in information technology, telecommunication and office equipment markets. Consumer includes student lending, which was offered through Student Loan Xpress, and certain consumer loans of CIT Bank.

Segment Profit and Assets

The following table presents reportable segment information and the reconciliation of segment balances to consolidated financial statements:

Business Segments (dollars in millions)

CIT	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Commercial Segments	Consumer	Total Segments	Corporate and Other	Continuing Operations

For the year ended December 31,
2010
Total interest income	$1,783.7	$230.7	$99.8	$1,226.1	$3,340.3	$359.6	$3,699.9	$20.7	$3,720.6
Total interest expense	(1,021.8)	(970.8)	(162.8)	(666.1)	(2,821.5)	(245.0)	(3,066.5)	(10.2)	(3,076.7)
Provision for credit losses	(503.6)	(28.9)	(58.6)	(203.9)	(795.0)	(25.3)	(820.3)	–	(820.3)
Rental income on operating leases	28.6	1,240.0	–	372.2	1,640.8	–	1,640.8	(1.1)	1,639.7
Other income, excluding rental
income	601.5	82.7	189.8	161.8	1,035.8	10.0	1,045.8	(43.6)	1,002.2
Other expenses	(293.5)	(152.2)	(122.5)	(311.7)	(879.9)	(79.4)	(959.3)	(59.0)	(1,018.3)
Depreciation on operating lease
equipment	(15.6)	(335.9)	–	(328.1)	(679.6)	–	(679.6)	0.5	(679.1)
(Provision) benefit for income taxes
and noncontrolling interests, after tax	(114.8)	(24.4)	5.6	(123.8)	(257.4)	0.5	(256.9)	5.6	(251.3)

Net income (loss) from continuing operations, before preferred stock dividends	$464.5	$41.2	$(48.7)	$126.5	$583.5	$20.4	$603.9	$(87.1)	$516.8

Select Period End Balances
Loans including receivables pledged	$8,482.2	$1,388.9	$2,387.4	$4,166.1	$16,424.6	$8,075.9	$24,500.5	$–	$24,500.5
Credit balances of factoring clients	–	–	(935.3)	–	(935.3)	–	(935.3)	–	(935.3)
Assets held for sale	219.2	2.8	–	749.8	971.8	246.7	1,218.5	–	1,218.5
Operating lease equipment, net	83.2	10,618.8	–	434.7	11,136.7	–	11,136.7	–	11,136.7

Predecessor CIT
For the year ended December 31,
2009
Interest income	$920.6	$162.9	$126.7	$850.5	$2,060.7	$257.7	$2,318.4	$39.9	$2,358.3
Interest expense	(496.6)	(546.1)	(62.7)	(555.9)	(1,661.3)	(286.7)	(1,948.0)	(711.4)	(2,659.4)
Provision for credit losses	(1,856.8)	(13.2)	(105.6)	(492.9)	(2,468.5)	(149.3)	(2,617.8)	(43.0)	(2,660.8)
Rental income on operating leases	41.7	1,373.1	–	486.8	1,901.6	–	1,901.6	(2.1)	1,899.5
Other (loss) income, excluding rental
income on operating leases	(333.9)	27.6	208.6	81.9	(15.8)	(8.8)	(24.6)	(248.4)	(273.0)
Depreciation on operating lease
equipment	(32.0)	(669.4)	–	(441.3)	(1,142.7)	–	(1,142.7)	0.9	(1,141.8)
Other expenses, excluding
depreciation on operating lease
equipment	(337.5)	(137.7)	(129.5)	(343.9)	(948.6)	(65.7)	(1,014.3)	80.8	(933.5)
Goodwill and intangible impairment
charges	(316.8)	–	(363.8)	(11.8)	(692.4)	–	(692.4)	–	(692.4)
Reorganization items	(10.2)	(854.7)	–	–	(864.9)	–	(864.9)	11,162.9	10,298.0
Fresh start accounting adjustments	(2,063.2)	(3,635.3)	83.0	(899.4)	(6,514.9)	(929.8)	(7,444.7)	1,301.0	(6,143.7)
(Provision) benefit for income taxes
and noncontrolling interests, after tax	1,584.5	1,861.1	98.5	671.8	4,215.9	507.5	4,723.4	(4,590.3)	133.1

Net (loss) income from continuing
operations, before preferred stock dividends	$(2,900.2)	$(2,431.7)	$(144.8)	$(654.2)	$(6,130.9)	$(675.1)	$(6,806.0)	$6,990.3	$184.3

Select Period End Balances
Loans including receivables pledged	$12,165.8	$1,808.1	$2,991.0	$8,189.0	$25,153.9	$9,683.7	$34,837.6	$–	$34,837.6
Credit balances of factoring clients	–	–	(892.9)	–	(892.9)	–	(892.9)	–	(892.9)
Assets held for sale	292.6	17.2	–	–	309.8	34.0	343.8	–	343.8
Operating lease equipment, net	137.3	10,089.2	–	685.4	10,911.9	–	10,911.9	–	10,911.9
Securitized assets	533.5	–	–	318.0	851.5	–	851.5	–	851.5

	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Commercial Segments	Consumer	Total Segments	Corporate and Other	Continuing Operations

For the year ended December 31,
2008
Interest income	$1,471.8	$193.4	$210.2	$1,049.3	$2,924.7	$580.2	$3,504.9	$133.3	$3,638.2
Interest expense	(883.5)	(577.2)	(80.5)	(633.1)	(2,174.3)	(462.5)	(2,636.8)	(502.3)	(3,139.1)
Provision for credit losses	(520.0)	25.0	(74.5)	(131.2)	(700.7)	(348.2)	(1,048.9)	(0.3)	(1,049.2)
Rental income on operating leases	55.6	1,345.3	–	566.4	1,967.3	–	1,967.3	(2.0)	1,965.3
Other income, excluding rental
income on operating leases	20.6	124.0	244.0	72.7	461.3	3.0	464.3	30.7	495.0
Depreciation on operating lease
equipment	(33.5)	(596.1)	–	(516.1)	(1,145.7)	–	(1,145.7)	0.5	(1,145.2)
Other expenses, excluding
depreciation on operating lease
equipment and goodwill and
intangible impairment charges	(409.3)	(138.6)	(141.2)	(433.7)	(1,122.8)	(72.0)	(1,194.8)	(178.7)	(1,373.5)
Goodwill and intangible impairment	–	–	–	(467.8)	(467.8)	–	(467.8)	–	(467.8)
charges
(Provision) benefit for income taxes
and noncontrolling interests, after tax	131.3	(48.7)	(58.4)	143.7	167.9	115.0	282.9	160.3	443.2

Net (loss) income from continuing operations, before preferred stock dividends	$(167.0)	$327.1	$99.6	$(349.8)	$(90.1)	$(184.5)	$(274.6)	$(358.5)	$(633.1)

Select Period End Balances
Loans including receivables pledged	$20,768.8	$2,647.6	$6,038.0	$11,199.6	$40,654.0	$12,472.6	$53,126.6	$–	$53,126.6
Credit balances of factoring clients	–	–	(3,049.9)	–	(3,049.9)	–	(3,049.9)	–	(3,049.9)
Assets held for sale	21.3	69.7	–	–	91.0	65.1	156.1	–	156.1
Operating lease equipment, net	263.4	11,484.5	–	958.5	12,706.4	–	12,706.4	–	12,706.4
Securitized assets	785.3	–	–	783.5	1,568.8	–	1,568.8	–	1,568.8

Geographic Information

The following table presents information by major geographic region based upon the location of the Company’s legal entities. Since the Corporation’s operations are highly integrated, the methodology for allocating certain asset, liability, income and expense amounts to geographic regions is highly dependent on management judgment:

(dollars in millions)			Total Assets	Total Revenue	Income (loss) from continuing operations before income taxes	Income (loss) from continuing operations

U.S.	2010		$36,322.1	$4,135.2	$(403.4)	$(446.0)
	2009	(1)	43,545.9	2,314.2	1,828.0	1,765.1
	2008		62,311.8	4,576.1	(1,130.7)	(650.9)

Europe	2010		6,700.7	1,140.8	457.5	372.0
	2009	(1)	7,850.7	1,103.0	(999.1)	(1,024.5)
	2008		8,526.3	904.5	(272.2)	(282.3)

Other foreign	2010	(2)(3)	7,935.4	1,086.5	714.0	595.2
	2009	(1)	8,630.8	567.6	(777.7)	(557.3)
	2008	(4)	9,610.8	617.9	326.6	301.3

Total consolidated	2010		50,958.2	6,362.5	768.1	521.2
	2009	(1)	60,027.4	3,984.8	51.2	183.3
	2008		80,448.9	6,098.5	(1,076.3)	(631.9)

(1)	2009 data is impacted by FSA adjustments.

(2)	Includes Canada region results which had 2010 income from continuing operations before income taxes of $350.7 million and net income from continuing operations of $272.6 million.

(3)	Includes Caribbean region results which had 2010 income from continuing operations before income taxes of $225.6 million and net income from continuing operations of $224.1 million.

(4)	Includes Canada region results which had 2008 income from continuing operations before income taxes of $156.2 million and net income from continuing operations of $155.8 million.

NOTE 23 — GOODWILL AND INTANGIBLE ASSETS

The following tables summarize goodwill and intangible assets, net balances by segment:

Goodwill and Intangible Assets (dollars in millions)

Goodwill	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Total
Predecessor CIT – December 31, 2008	$297.4	$–	$270.7	$–	$568.1
Activity	(1.3)	–	0.8	–	(0.5)
Impairment charges	(296.1)	–	(271.5)	–	(567.6)

Predecessor CIT – December 31, 2009	–	–	–	–	–
Fresh start accounting adjustments, before
revisions	–	121.3	28.8	89.3	239.4
Revisions (Note 26)	–	19.2	4.5	14.3	38.0

CIT – December 31, 2009	–	140.5	33.3	103.6	277.4
Activity	–	–	–	–	–

CIT – December 31, 2010	$–	$140.5	$33.3	$103.6	$277.4

Other Intangible Assets
Predecessor CIT – December 31, 2008	$22.5	$–	$95.7	$12.3	$130.5
Activity	0.2	–	0.1	0.3	0.6
Amortization	(2.0)	–	(3.5)	(0.8)	(6.3)
Impairment charges	(20.7)	–	(92.3)	(11.8)	(124.8)

Predecessor CIT – December 31, 2009	–	–	–	–	–
Fresh start accounting adjustment	–	225.1	–	–	225.1

CIT – December 31, 2009	–	225.1	–	–	225.1
Activity	–	0.4	–	–	0.4
Amortization	–	(106.3)	–	–	(106.3)

CIT – December 31, 2010	$–	$119.2	$–	$–	$119.2

Goodwill recorded in conjunction with FSA represents the excess of reorganization equity value over the fair value of tangible and identifiable intangible assets, net of liabilities. Such amounts were revised in 2010 as discussed in Note 26. Goodwill was allocated to the Transportation Finance, Trade Finance and Vendor Finance segments based on the respective segment’s estimated fair value of equity. Goodwill is assigned to a segment (or “reporting unit”) at the date the goodwill is initially recorded. Once goodwill has been assigned, it no longer retains its association with a particular event or acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill.

The Company periodically reviews and evaluates its goodwill and intangible assets for potential impairment in accordance with ASC 350, Intangibles – Goodwill and Other. This review is conducted at a minimum annually or more frequently if circumstances indicate that impairment is possible. The most recent goodwill and intangible asset impairment analysis as of December 31, 2010, indicated that the fair values of each were in excess of carrying values. For the purposes of this impairment analysis, the Company primarily utilizes valuation multiples for publicly traded companies comparable to its reporting segments to determine the fair market value of its reporting units. As the results of the first step of the impairment test showed no indication of impairment in any of the reporting units, the Company did not perform the second step of the impairment test for any of the reporting units.

The other intangible asset in Transportation Finance recorded in conjunction with FSA is comprised of amounts related to favorable (above current market rates) operating leases. The net intangible asset will be amortized as an offset to rental income over the remaining life of the leases, generally 5 years or less.

Accumulated amortization totaled $106.3 million at December 31, 2010. Projected amortization for the years ended December 31, 2011 through December 31, 2015 is approximately $50.8 million, $24.2 million, $11.5 million, $8.4 million and $7.0 million respectively.

NOTE 24 — SEVERANCE AND FACILITY EXITING RESERVES

The following table summarizes previously established liabilities (pre-tax) related to closing facilities and employee severance:

Severance and Facility Exiting Reserves (dollars in millions)

	Severance		Facilities
	Number of Employees	Reserve	Number of Facilities	Reserve	Total Reserves

Predecessor CIT – December 31, 2008	175	$42.9	12	$7.7	$50.6
Additions and adjustments	286	25.0	4	12.7	37.7
Utilization	(382)	(52.3)	(5)	(8.6)	(60.9)

CIT – December 31, 2009	79	15.6	11	11.8	27.4
Additions and adjustments	258	9.3	8	56.1	65.4
Utilization	(310)	(22.4)	(3)	(11.3)	(33.7)

CIT – December 31, 2010	27	$2.5	16	$56.6	$59.1

In conjunction with our 2010 strategic and business planning, we assessed the adequacy and necessity of office space. Approximately $32 million of the additions during 2010 reflect the closing of office space in the New York region. The severance additions primarily relate to employee termination benefits incurred in conjunction with various organization efficiency and cost reduction initiatives. These additions, along with charges related to accelerated vesting of equity and other benefits, were recorded as part of the $52.2 million and $42.9 million provisions for the years ended December 31, 2010 and 2009, respectively.

NOTE 25 — FRESH START ACCOUNTING

Upon emergence from bankruptcy on December 10, 2009, CIT determined that FSA was required as both (i) the Company’s reorganization value was less than total post-petition liabilities, and (ii) a change of control occurred as holders of Predecessor CIT voting shares before the filing and confirmation did not receive Successor Common Stock. Accordingly, the Company adjusted the historical carrying values of its assets and liabilities, other than deferred taxes, to fair value and simultaneously determined the fair value of its equity (“reorganization equity value”). In processing these fair value adjustments, the Company selected a Convenience Date of December 31, 2009. As a result, FSA adjustments are reflected in the balance sheet at December 31, 2009 and in the statement of operations for the year ended December 31, 2009. There is no statement of operations for the period between December 10 and December 31, 2009 and accretion and amortization of FSA adjustments began on January 1, 2010.

In applying FSA, management performed a two-step valuation process. First, the Company re-measured all tangible and intangible assets and all liabilities, other than deferred taxes, at fair value. Deferred tax values were determined in conformity with accounting requirements for income taxes. The resulting net asset value totaled $8.2 billion. Second, management separately calculated a reorganization equity value of $8.4 billion by applying generally accepted valuation methodologies. The excess of reorganization equity value over the fair value of net assets was recorded as goodwill.

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

Finance Receivables

Loans with publicly available market information were valued based upon such market data. Finance receivables without publicly available market data were valued by applying a discount rate to each asset’s expected cash flows. To determine the discount rate, loans and lease receivables were first aggregated into logical groupings based on the nature and structure of the lending arrangement and the borrowers’ business characteristics, geographic location and credit quality; an aggregate level discount rate was then derived for each loan grouping based on a risk free index rate plus a spread for credit risk, duration, liquidity and other factors as determined by management. Where appropriate at the individual loan or lease receivable level, additional adjustments were made to the discount rate based on the borrower’s industry. FSA discounts were recorded on a loan by loan basis.

For finance receivables which are not considered impaired and for which cash flows were evaluated based on contractual terms, the discount will be accretable to earnings in future periods. This discount will be accreted using the effective interest method as a yield adjustment over the remaining lives and will be recorded in Interest Income. If the finance receivable is prepaid, the remaining accretable balance will be recognized in Interest Income. If the finance receivable is sold, the remaining discount will be considered in the resulting gain or loss. If the finance receivable is subsequently classified as non-accrual, accretion of the discount will cease.

Capitalized loan origination costs, loan acquisition premiums and other similar items, that were previously amortized over the life of the related assets, were written off.

For finance receivables which are considered impaired or for which the cash flows were evaluated based on expected cash flows, that are less than contractual cash flows, there will be an accretable and a non-accretable discount. The non-accretable discount effectively serves as a reserve against future credit losses on the individual receivables so valued. The non-accretable discount reflects the present value of the difference between the excess of cash flows contractually required to be paid and expected cash flows (i.e. credit component). The non-accretable discount is recorded as a reduction to finance receivables and will be a reduction to future charge-offs or will be reclassified to accretable discount should expected cash flows improve. The accretable discount will be accreted using the effective interest method as a yield adjustment over the remaining lives and will be recorded in Interest Income. Finance receivables that are on non-accrual will not accrete the accretable discount until the account returns to performing status.

Allowance for loan losses

As a result of FSA, the allowance for loan losses at December 31, 2009 totaling $1,786 million was eliminated and effectively recharacterized as either non-accretable or accretable discounts.

Operating Lease Equipment

A discount was recorded for net operating lease equipment to reduce it to its fair value. This adjustment will reduce depreciation expense over the remaining useful lives of the respective equipment on a straight line basis.

An intangible asset was recorded for net above and below market lease contracts. These adjustments (net) will be amortized, thereby lowering rental income (a component of Other Income) over the remaining lives of the lease agreements on a straight line basis.

Other Assets

Other assets were reduced to estimated fair value. This adjustment was primarily related to a discount on a receivable from GSI in conjunction with a secured borrowing facility and write-offs of deferred underwriting costs and deferred charges. The discount on the GSI receivable will be accreted into Other Income over the expected payout of the receivable.

Goodwill

Goodwill was recorded to reflect the excess of the reorganization equity value over the fair value of tangible and identifiable intangible assets, net of liabilities.

Long-term Borrowings

On November 1, 2009, the debt subject to the Plan was written down to the principal amount due by writing off any remaining unamortized debt discounts and hedge accounting adjustments. During the bankruptcy period from November 1, 2009 to December 10, 2009, the Company did not record any contractual interest expense on debt subject to the Plan (approximately $238 million). All debt, including debt issued in conjunction with the Plan, was adjusted to fair value. The fair value adjustments resulted in discounts that were in excess of premiums, thus lowered debt balances. Accretion of the discount will increase interest expense over the lives of the respective debt, while amortization of the premium will reduce interest expense. This amount was partially offset by write-offs related to capitalized amounts of debt not discharged in the Plan of Reorganization.

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

The December 31, 2009 balance sheet presented below summarizes the impact of the adoption of the Plan of reorganization and FSA as of the Effective Date.

Reorganization Items and Fresh Start Adjustments (dollars in millions)

	Predecessor CIT December 31, 2009	Reorganization Items		Fresh Start Accounting Adjustments		Successor CIT December 31, 2009
Assets
Cash and due from banks	$2,928.7	$(1,639.2	)(1)	$ –		$1,289.5
Deposits with banks	8,536.4	–		–		8,536.4
Trading assets at fair value – derivatives	44.1	–		–		44.1
Investments – retained interests in securitizations	139.7	–		–		139.7
Assets held for sale	343.8	–		–		343.8
Loans	41,185.8	–		(6,348.2	)(6)	34,837.6
Allowance for loan losses	(1,786.2)	–		1,786.2	(7)	–

Total loans, net of allowance for loan losses	39,399.6	–		(4,562.0)		34,837.6
Operating lease equipment, net	13,235.8	918.4	(1)	(3,242.3	)(6)	10,911.9
Goodwill and intangible assets, net	–	–		502.5	(8)	502.5
Other assets	4,272.7	(172.2	)(1)	(678.6	)(5)	3,421.9

Total Assets	$68,900.8	$(893.0)		$(7,980.4)		$60,027.4

Liabilities
Deposits	$5,087.2	$–		$90.5	(9)	$5,177.7
Trading liabilities at fair value – derivatives	41.9	–		–		41.9
Credit balances of factoring clients	892.9	–		–		892.9
Other liabilities	2,343.7	(469.0	)(2)	375.8	(10)	2,250.5
Long-term borrowings	56,148.1	(10,432.0	)(3)	(2,453.1	)(3)	43,263.0

Total Liabilities	64,513.8	(10,901.0)		(1,986.8)		51,626.0
Equity
Series A Preferred Stock	350.0	(350.0	)(4)	–		–
Series B Preferred Stock	150.0	(150.0	)(4)	–		–
Series C Preferred Stock	575.0	(575.0	)(4)	–		–
Series D Preferred Stock	2,092.0	(2,092.0	)(4)	–		–
Common stock – Predecessor CIT	4.0	(4.0	)(4)	–		–
Common stock – New CIT	–	2.0	(4)	–		2.0
Paid in capital – Predecessor CIT	11,276.4	(11,276.4	)(4)	–		–
Paid in capital – New CIT	–	14,360.1	(4)	(5,962.1	)(4)	8,398.0
Accumulated deficit	(9,844.8)	9,844.8	(4)	–		–
Accumulated other comprehensive income	61.9	(61.9	)(4)	–		–
Treasury stock, at cost	(310.4)	310.4	(4)	–		–

Total Stockholders’ Equity	4,354.1	10,008.0		(5,962.1	)(11)	8,400.0
Non-controlling interest	32.9	–		(31.5)		1.4

Total Equity	4,387.0	10,008.0		(5,993.6)		8,401.4

Total Liabilities and Stockholders’ Equity	$68,900.8	$(893.0)		$(7,980.4)		$60,027.4

The equity impact in Reorganization Items excludes a gain of $290 million relating largely to the reversal of debt related items, as these amounts are included in the Predecessor column. This amount is included in Reorganization Items in the Statement of Operations. The FSA adjustments include a tax benefit that is presented in Benefit for income taxes in the Statement of Operations.

Fresh Start Accounting Explanatory notes

1)	The decrease to Cash and due from banks, the increase to Operating lease equipment and the decrease to Other assets are primarily a result of the purchase of railcars following an event of default on sale/leaseback transactions which was triggered by our bankruptcy filing. Cash was paid to purchase the railcars in accordance with the value stated in the lease agreements. The railcars were recorded at fair value in Operating lease equipment and a loss of $721 million was recognized for the difference between fair value and cash paid. The Other assets adjustment includes a write-off of the prepaid rent of $115 million on the leases. The remaining amounts of the adjustments in Other assets relate to the write-off of various deferred charges as a result of the reorganization.

2)	In accordance with the Plan of Reorganization, accrued interest on restructured debt and accrued dividends on terminated preferred equity were reversed, and the related debt and equity instruments were terminated.

3)	In accordance with the Plan of Reorganization, we discharged our obligations to unsecured, junior and subordinated debt holders in exchange for new Series A and B secured notes and 200 million newly issued shares of common stock. This exchange resulted in the extinguishment of senior unsecured notes, bank credit facilities and junior subordinated debt of $33.6 billion and the issuance of new debt for $23.2 billion resulting in a pre-tax gain of $10.4 billion. The following summarizes the extinguishment of Predecessor CIT borrowings and the issuance of new borrowings under the Plan.

	Predecessor CIT December 31, 2009	Reorganization Items(A)	Fresh Start Accounting Adjustments(B)	Successor CIT December 31, 2009
Secured borrowings	$14,697.8	$–	$(351.3)	$14,346.5
Credit Facility and Expansion Credit Facility	7,500.0	–	216.6	7,716.6
Unsecured bank lines of credit facilities	3,100.0	(3,100.0)	–	–
Senior unsecured notes	28,751.4	(28,422.4)	(60.9)	268.1
Junior, subordinated notes and convertible equity units	2,098.9	(2,098.9)	–	–
Series A secured notes	–	21,040.1	(2,306.5)	18,733.6
Series B secured notes	–	2,149.2	49.0	2,198.2

Total debt	$56,148.1	$(10,432.0)	$(2,453.1)	$43,263.0

(A)	Reorganization adjustments reflect the impact on participating debt subject to the Plan of Reorganization.

(B)	Fresh start accounting reflects the impact of fair value adjustments to debt instruments, and elimination of previously existing issuance discounts.

4)	In the Reorganization Plan, common and preferred equity interests were eliminated and new common voting interests of $2 million (200 million shares at $.01 par value) were awarded to eligible unsecured debt holders. Predecessor CIT Treasury Stock, Other Comprehensive Income, Paid in Capital and Accumulated Deficit are reset to zero under FSA. The following summarizes the retirement of Predecessor CIT equity and issuance and resetting of Successor CIT equity:

Stockholders’ Equity
Predecessor CIT stockholders’ equity	$4,354.1

Elimination of common, preferred and treasury stock
Common stock		4.0
Preferred stock (includes Classes A, B, C and D)		3,167.0
Treasury stock		(310.4)

Total Predecessor CIT stock elimination	(2,860.6)
Elimination of Predecessor CIT Other Comprehensive Loss	(61.9)
Elimination of Predecessor CIT Paid-in Capital	(11,276.4)
Issuance of Successor CIT stock
Common stock	2.0
Elimination of Accumulated Deficit	9,844.8 (a)
Successor CIT Paid-in Capital	8,398.0

Successor CIT stockholders’ equity	$8,400.0

(a)	Prior to the impact of reorganization items and fresh start adjustments.

5)	Other assets, including investment securities, were recorded at fair value. The adjustments include a discount on the GSI receivable of $321 million and write off of debt-related deferred underwriting costs and deferred charges of $231 million.

6)	Finance receivables and operating lease equipment were written down to fair value using the assistance of an independent valuation specialist. Non-cash items, including initial direct costs and issuance premiums and discounts, which have no value after the application of fair value adjustments, were eliminated.

7)	The Allowance for loan losses was eliminated.

8)	Terms of operating leases were compared to current market rates and a net intangible asset of $225 million was recorded. The net intangible asset will be amortized over the remaining life of the leases.

Goodwill was recorded to reflect the excess of Successor CIT’s reorganization value over the fair value of its assets, as reconciled below:

Reorganization equity value	$8,401.4
Plus: Liabilities measured at fair value	51,626.0

Reorganization value of Successor CIT’s assets	60,027.4
Fair value of Successor CIT’s assets (excluding goodwill)	59,750.0

Goodwill	$277.4

9)	Deposits were valued with assistance from an independent financial advisor using comparable pricing received from banks and other market sources.

10)	Other liabilities were recorded at fair value. The increase principally relates to unfavorable forward order commitments to purchase aircraft ($587 million) partially offset by lower deferred tax liabilities.

11)	The equity value was determined with the assistance of an independent valuation specialist.

Reorganization Items

Professional advisory fees and other costs directly associated with our reorganization are reported separately as reorganization items pursuant to ASC 852, Reorganizations. Post-emergence professional fees relate to claim settlements, implementation and other transition costs attributable to the Plan of Reorganization.

The following table includes the components of reorganization items reflected in the 2009 Statement of Operations:

Reorganization Items for the year ended December 31, 2009 (dollars in millions)

	Reorganization Items Gains/ (Losses)
Gain on debt settlement	$10,432.0	(1)
Termination of railcar agreements	(836.1	)(2)
Extinguishment of accrued interest on debt	455.4	(3)
Swap termination and other debt related items	308.9	(4)
Professional fees	(50.3	)(5)
Other	35.5	(6)
Cancellation of restricted stock, options
and warrants	(28.9	)(7)
Termination of aerospace agreements	(18.5	)(8)

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

NOTE 26 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized consolidated quarterly financial data for the years ended December 31, 2010, 2009 and 2008 is presented below: (dollars in millions, except per share data)

For the year ended December 31, 2010	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	CIT
		Restated	Restated	Restated
Interest income	$754.0	$838.1	$1,023.8	$1,104.7
Interest expense	(703.7)	(734.1)	(807.5)	(831.4)
Provision for credit losses	(182.4)	(165.1)	(246.7)	(226.1)
Rental income on operating leases	398.3	397.7	417.9	425.8
Other income, excluding rental income on operating leases	223.8	289.5	338.5	150.4
Depreciation on operating lease equipment	(166.6)	(161.7)	(178.1)	(172.7)
Operating expenses	(250.0)	(228.8)	(277.8)	(261.7)
Benefit (provision) for income taxes	2.0	(117.3)	(88.2)	(43.4)
Noncontrolling interests, after tax	(0.6)	(2.5)	(0.3)	(1.0)

Net income	$74.8	$115.8	$181.6	$144.6

Net income per diluted share	$0.37	$0.58	$0.91	$0.72

	Predecessor CIT
For the year ended December 31, 2009
Interest income	$547.6	$556.6	$614.5	$639.6
Interest expense	(674.9)	(693.8)	(633.6)	(657.1)
Provision for credit losses	(835.1)	(701.8)	(588.5)	(535.4)
Rental income on operating leases	479.1	471.7	473.5	475.2
Other income, excluding rental income on operating leases	(95.4)	(166.8)	(198.8)	188.0
Depreciation on operating lease equipment	(290.6)	(282.6)	(286.6)	(282.0)
Operating expenses	(227.3)	(249.7)	(293.9)	(162.6)
Goodwill and intangible impairment charges	–	–	(692.4)	–
Reorganization items and fresh start adjustments	4,154.3	–	–	–
(Provision) benefit for income taxes	119.7	33.1	(12.7)	(8.0)
Noncontrolling interests, after tax	0.8	–	0.7	(0.5)
Preferred stock dividends	(24.9)	(41.2)	(61.6)	(60.4)

Net (loss) income	$3,153.3	$(1,074.5)	$(1,679.4)	$(403.2)

Net (loss) income per diluted share	$7.39	$(2.74)	$(4.30)	$(1.04)

For the year ended December 31, 2008
Interest income	$824.2	$907.7	$916.8	$989.5
Interest expense	(794.6)	(765.3)	(747.1)	(832.1)
Provision for credit losses	(440.0)	(210.3)	(152.2)	(246.7)
Rental income on operating leases	474.0	492.2	492.4	506.7
Other income, excluding rental income on operating leases	122.4	142.7	168.9	61.0
Depreciation on operating lease equipment	(285.8)	(284.7)	(280.1)	(294.6)
Operating expenses	(188.4)	(334.6)	(329.6)	(520.9)
Goodwill and intangible impairment charges	(12.7)	(455.1)	–	–
(Provision) benefit for income taxes	162.9	206.3	(21.2)	96.4
Noncontrolling interests, after tax	10.1	(0.5)	0.2	(11.0)
Income (loss) from discontinued operation	(57.0)	4.4	(2,115.8)	2.0
Preferred stock dividends	(20.4)	(20.1)	(16.7)	(7.5)

Net loss	$(205.3)	$(317.3)	$(2,084.4)	$(257.2)

Net loss per diluted share	$(0.69)	$(1.11)	$(7.88)	$(1.35)

As noted above, the amounts per quarter were restated. Presented below are restated quarterly financial statements for each of the first three quarters of 2010, along with select notes to the quarterly financial statements that were impacted by the restatements.

During 2010, the Company identified accounting errors subsequent to filing its second and third quarter reports on Form 10-Q. In the course of management’s ongoing review and analysis of FSA related reporting, and management’s review of the design and operating effectiveness of internal control over financial reporting for FSA, several accounting errors were detected in the determination and allocation of FSA discounts and premiums. Discounts and premiums, determined at the December 31, 2009 emergence date for groups of similar assets and liabilities were sometimes improperly allocated to individual assets and liabilities. This improper allocation caused further errors in the accretion of income and amortization expense in 2010.

The restatement also includes a correction to consolidate a variable interest entity (VIE) in connection with the implementation of new consolidation accounting guidance (ASC 810-10) at the beginning of 2010 and corrections to the timing of recognition of certain tax items.

The effect of the restatement from the results that were included in the Company’s September 30, 2010 Form 10-Q was an increase in net income of approximately $24 million for the nine months ended September 30, 2010, resulting in net income of $442.0 million for that period. The effects of the restatements on the originally reported quarterly net income were increases of $47.3 million and $39.5 million for the first and second quarters, and a decrease of $15.7 million for the third quarter. The nine month results originally reported in the September 30, 2010 Form 10-Q included revisions that increased net income for the first and second quarters of 2010 by $47 million. These revisions are included in the corrections recorded for the first and second quarter of 2010. Thus, the sum of the corrections for the first three quarters of 2010 will not agree with the corrections for the nine months ended September 30, 2010 by the amount of the revisions previously reflected in the September 30, 2010 Form 10-Q.

In assessing the severity of the corrections, management determined that the errors were material to the consolidated financial statements as of and for the quarters ended March 31, June 30 and September 30, 2010. Management concluded that the Company should restate its financial statements for the first, second and third quarters of 2010, and recommended that the Audit Committee authorize such restatement. Given the impact is not considered material to the December 31, 2009 balance sheet, immaterial revisions were made to the 2009 balance sheet.

Set forth below is a summary of the nature of the errors, distinguished between those relating to FSA and those unrelated to FSA. Correction explanations are provided following the Revised 2009 Balance Sheet and Statements of Operations tables.

	For the Quarters Ended
	September 30, 2010	June 30, 2010	March 31, 2010
Total FSA related corrections	$35.2	$59.2	$37.0
Total Non-FSA related corrections	4.8	(2.6)	12.4

Total pre-tax corrections	40.0	56.6	49.4
Provision for income taxes	(53.1)	(17.1)	(0.9)
Net income (loss) attributable to noncontrolling interests,
after tax	(2.6)	–	(1.2)

Net income	$(15.7)	$39.5	$47.3

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollars in millions, except per share data)

	At September 30, 2010		At June 30, 2010		At March 31, 2010
	As Originally Reported	As Restated	As Originally Reported	As Restated	As Originally Reported	As Restated
Assets
Total cash and deposits(1)	$11,178.0	$11,201.7	$10,666.4	$10,678.4	$10,015.6	$10,065.6
Trading assets at fair value – derivatives	45.2	45.2	216.1	216.1	93.5	93.5
Assets held for sale	887.7	887.7	572.5	572.5	1,368.8	1,368.8
Loans(1)(2)(3)	26,753.4	27,237.0	28,883.2	29,388.6	32,025.7	32,459.6
Allowance for loan losses(1)(4)	(397.1)	(425.5)	(337.8)	(356.9)	(180.8)	(213.9)

Total loans, net of allowance for loan losses	26,356.3	26,811.5	28,545.4	29,031.7	31,844.9	32,245.7
Operating lease equipment, net	10,964.5	10,966.8	10,950.7	10,954.4	10,931.0	10,933.6
Goodwill and intangible assets, net(5)	391.4	418.9	407.9	451.8	440.9	486.5
Unsecured counterparty receivable	682.5	682.5	818.7	818.7	914.6	914.6
Other assets(6)	2,476.4	2,495.8	2,739.1	2,731.3	2,451.2	2,439.0

Total assets	$52,982.0	$53,510.1	$54,916.8	$55,454.9	$58,060.5	$58,547.3

Liabilities
Deposits(7)	$4,788.6	$4,733.0	$4,708.9	$4,655.0	$4,853.6	$4,806.6
Trading liabilities at fair value - derivatives	123.0	123.0	46.9	46.9	55.7	55.7
Credit balances of factoring clients	959.2	959.2	877.3	877.3	881.1	881.1
Other liabilities(8)	2,339.7	2,440.9	2,373.3	2,422.3	2,372.0	2,406.4
Long-term borrowings(1)	35,940.7	36,408.1	38,276.5	38,743.9	41,369.1	41,836.5

Total liabilities	44,151.2	44,664.2	46,282.9	46,745.4	49,531.5	49,986.3

Equity
Stockholders' equity
Common stock	2.0	2.0	2.0	2.0	2.0	2.0
Paid-in capital	8,426.6	8,426.6	8,419.1	8,419.1	8,403.8	8,403.8
Accumulated earnings(9)	403.9	423.6	225.0	307.8	82.9	126.2
Accumulated other comprehensive (loss)
income	1.1	1.1	(9.7)	(9.7)	39.2	35.2
Treasury stock, at cost	(4.0)	(4.0)	(4.0)	(4.0)	(0.1)	(0.1)

Total common stockholders' equity	8,829.6	8,849.3	8,632.4	8,715.2	8,527.8	8,567.1
Noncontrolling interests(10)	1.2	(3.4)	1.5	(5.7)	1.2	(6.1)

Total equity	8,830.8	8,845.9	8,633.9	8,709.5	8,529.0	8,561.0

Total liabilities and equity	$52,982.0	$53,510.1	$54,916.8	$55,454.9	$58,060.5	$58,547.3

Book Value Per Common Share
Book value per common share	$44.09	$44.19	$43.11	$43.52	$42.63	$42.83
Tangible book value per common share	$42.14	$42.10	$41.07	$41.26	$40.43	$40.40

The following table presents corrections to assets and liabilities related to Variable Interest Entities (VIEs) that are consolidated by the Company. The increases for each period reflect the correction to consolidate a VIE in accordance with new consolidation accounting guidance at the beginning of 2010.

Assets
Total cash and deposits (restricted)(1)	$772.4	$796.1	$872.0	$884.0	$841.3	$891.3
Assets held for sale	321.3	321.3	312.9	312.9	233.3	233.3
Total loans, net of allowance for loan losses(1)	12,661.1	13,097.9	13,186.9	13,632.5	13,178.1	13,585.7
Operating lease equipment, net	2,754.4	2,754.4	2,605.7	2,605.7	2,519.5	2,519.5

Total Assets	$16,509.2	$16,969.7	$16,977.5	$17,435.1	$16,772.2	$17,229.8

Liabilities
Beneficial interests issued by consolidated VIEs
(classified as long-term borrowings)(1)	$11,350.3	$11,817.7	$12,047.1	$12,514.5	$12,624.7	$13,092.1

Total Liabilities	$11,350.3	$11,817.7	$12,047.1	$12,514.5	$12,624.7	$13,092.1

"As Originally Reported" reflects balances reported in the March 31, 2010, June 30, 2010 and September 30, 2010 Form 10-Q.

"As Restated" reflects the final restated balances.

Balance Sheet Corrections

(1)	The increase in cash, loans, allowance for loan losses and long term borrowings for the first three quarters of 2010 reflects the consolidation of an entity that should have been consolidated as of January 1, 2010 in accordance with the new consolidation accounting guidance. (dollars in millions)

	September	June	March
Cash	$23.7	$12.0	$50.0
Loans	465.2	474.7	434.3
Allowance for loan losses	(28.4)	(29.1)	(26.7)
Long term borrowings	467.4	467.4	467.4

(2)	Correction of the outstanding loans balance for the understatement of accretion in the first and second quarters of 2010.

(3)	The December 31, 2009 loans balance was corrected due primarily to adjustment of the opening FSA balance associated with certain leveraged leases.

(4)	The allowance for loan losses was corrected for the utilization of non-accretable discount in the first quarter of 2010, as discussed in the Restated Consolidated Statement of Operations table.

(5)	Corrections for goodwill correspond to (a) initial misapplication of FSA on certain loans, (b) an investment in a partnership where income tax distributions received were incorrectly deferred, (c) a decrease in deposits due to a duplication of accrued interest payable, (d) an increase in the deferred tax asset valuation allowance, (e) a decrease in the valuation of certain leveraged leases and (f) capitalized broker deposit fees that should have been charged off at December 31, 2009. As stockholders’ equity was stated at fair value at December 31, 2009, as required by FSA, the net effect of the aforementioned corrections was an adjustment to Goodwill.

(6)	Other assets decreased due to the write-off of fees.

(7)	The decrease in deposits primarily reflects the correction of the over accrual of interest payable.

(8)	Other liabilities increased primarily due to income tax adjustment relating to (1) valuation allowances that should have been recorded against certain deferred tax assets during the quarters and (2) a reduction to deferred tax assets on net operating loss carry-forwards consequent to the sale of a leveraged lease during the third quarter.

(9)	Accumulated earnings increased due to the corrections to net income.

(10)	The noncontrolling interest correction is due to the consolidation of an entity that should have been consolidated as of January 1, 2010 in accordance with the new consolidation accounting guidance.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in millions, except per share data)

	Nine Months Ended September 30, 2010			Six Months Ended June 30, 2010
	As Originally Reported	Corrections	As Restated	As Originally Reported	Corrections	As Restated
Interest income
Interest and fees on loans(1)(2)(3)	$2,884.7	$60.1	$2,944.8	$2,030.7	$83.2	$2,113.9
Interest and dividends on investments(4)	18.0	3.8	21.8	11.8	2.8	14.6

Total interest income	2,902.7	63.9	2,966.6	2,042.5	86.0	2,128.5

Interest expense
Interest on long-term borrowings(1)(5)	(2,300.2)	(10.0)	(2,310.2)	(1,592.4)	(7.4)	(1,599.8)
Interest on deposits(6)(7)	(77.5)	14.7	(62.8)	(59.0)	19.9	(39.1)

Total interest expense	(2,377.7)	4.7	(2,373.0)	(1,651.4)	12.5	(1,638.9)

Net interest revenue	525.0	68.6	593.6	391.1	98.5	489.6
Provision for credit losses(1)(8)	(636.0)	(1.9)	(637.9)	(447.3)	(25.5)	(472.8)

Net interest revenue, after credit provision	(111.0)	66.7	(44.3)	(56.2)	73.0	16.8

Other income
Rental income on operating leases(9)	1,236.3	5.1	1,241.4	837.9	5.8	843.7
Other(1)(10)	760.3	18.1	778.4	462.8	26.1	488.9

Total other income	1,996.6	23.2	2,019.8	1,300.7	31.9	1,332.6

Other expenses
Depreciation on operating lease
equipment	(512.9)	0.4	(512.5)	(352.5)	1.7	(350.8)
Operating expenses(1)	(767.2)	(1.1)	(768.3)	(538.9)	(0.6)	(539.5)

Total other expenses	(1,280.1)	(0.7)	(1,280.8)	(891.4)	1.1	(890.3)

Income before provision for income taxes	605.5	89.2	694.7	353.1	106.0	459.1
Provision for income taxes(11)	(187.2)	(61.7)	(248.9)	(113.6)	(18.0)	(131.6)

Net income before attribution of noncontrolling
interests	418.3	27.5	445.8	239.5	88.0	327.5
Net income attributable to noncontrolling
interests, after tax	–	(3.8)	(3.8)	(0.1)	(1.2)	(1.3)

Net income	$418.3	$23.7	$442.0	$239.4	$86.8	$326.2

Basic earnings per common share	$2.09	$0.12	$2.21	$1.20	$0.43	$1.63
Average number of common shares – basic
(thousands)	200,147		200,147	200,057		200,057
Diluted earnings per common share	$2.09	$0.11	$2.20	$1.19	$0.44	$1.63
Average number of common shares – diluted
(thousands)	200,464		200,464	200,359		200,359

"As Originally Reported" reflects balances reported in the March 31, 2010, June 30, 2010 and September 30, 2010 Form 10-Q.

"Corrections" reflect changes to the originally reported balances and are described below. The sum of the quarterly corrections does not equal the nine months as the nine months already included certain revisions for March and June quarters reported in the Form 10-Q for September 30, 2010.

"As Restated" reflects the final restated balances.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in millions, except per share data)

	Quarter Ended September 30, 2010			Quarter Ended June 30, 2010			Quarter Ended March 31, 2010
	As Originally Reported	Corrections	As Restated	As Originally Reported	Corrections	As Restated	As Originally Reported	Corrections	As Restated
Interest income
Interest and fees on
loans(1)(2)(3)	$809.5	$21.4	$830.9	$987.2	$29.3	$1,016.5	$1,043.5	$53.9	$1,097.4
Interest and dividends on
investments(4)	6.2	1.0	7.2	6.3	1.0	7.3	5.5	1.8	7.3

Total interest income	815.7	22.4	838.1	993.5	30.3	1,023.8	1,049.0	55.7	1,104.7

Interest expense
Interest on long-term
borrowings(1)(5)	(706.9)	(3.5)	(710.4)	(784.7)	(4.5)	(789.2)	(807.7)	(2.9)	(810.6)
Interest on deposits(6)(7)	(25.3)	1.6	(23.7)	(28.9)	10.6	(18.3)	(30.1)	9.3	(20.8)

Total interest expense	(732.2)	(1.9)	(734.1)	(813.6)	6.1	(807.5)	(837.8)	6.4	(831.4)

Net interest revenue	83.5	20.5	104.0	179.9	36.4	216.3	211.2	62.1	273.3
Provision for credit
losses(1)(8)	(165.2)	0.1	(165.1)	(260.7)	14.0	(246.7)	(186.6)	(39.5)	(226.1)

Net interest revenue,
after credit provision	(81.7)	20.6	(61.1)	(80.8)	50.4	(30.4)	24.6	22.6	47.2

Other income
Rental income on
operating leases(9)	398.4	(0.7)	397.7	419.7	(1.8)	417.9	418.2	7.6	425.8
Other(1)(10)	269.4	20.1	289.5	330.6	7.9	338.5	132.2	18.2	150.4

Total other income	667.8	19.4	687.2	750.3	6.1	756.4	550.4	25.8	576.2

Other expenses
Depreciation on
operating lease
equipment	(161.7)	–	(161.7)	(179.0)	0.9	(178.1)	(173.5)	0.8	(172.7)
Operating expenses(1)	(228.8)	–	(228.8)	(277.0)	(0.8)	(277.8)	(261.9)	0.2	(261.7)

Total other expenses	(390.5)	–	(390.5)	(456.0)	0.1	(455.9)	(435.4)	1.0	(434.4)

Income before provision
for income taxes	195.6	40.0	235.6	213.5	56.6	270.1	139.6	49.4	189.0
Provision for income
taxes(11)	(64.2)	(53.1)	(117.3)	(71.1)	(17.1)	(88.2)	(42.5)	(0.9)	(43.4)

Net income (loss) before
attribution of noncontrolling
interests	131.4	(13.1)	118.3	142.4	39.5	181.9	97.1	48.5	145.6
Net (income) loss
attributable to
noncontrolling interests,
after tax	0.1	(2.6)	(2.5)	(0.3)	–	(0.3)	0.2	(1.2)	(1.0)

Net income (loss)	$131.5	$(15.7)	$115.8	$142.1	$39.5	$181.6	$97.3	$47.3	$144.6

Basic earnings per
common share	$0.66	$(0.08)	$0.58	$0.71	$0.20	$0.91	$0.49	$0.23	$0.72
Average number of
common shares – basic
(thousands)	200,323		200,323	200,075		200,075	200,040		200,040
Diluted earnings per
common share	$0.66	$(0.08)	$0.58	$0.71	$0.20	$0.91	$0.49	$0.23	$0.72
Average number of
common shares – diluted
(thousands)	200,668		200,668	200,644		200,644	200,076		200,076

Income Statement Corrections

(1)	The change in interest and fees on loans, interest on long term borrowings, provision for credit losses, other income and operating expenses due to the consolidation of an entity that should have been consolidated as of January 1, 2010 in accordance with the new consolidation accounting guidance is summarized as follows:

	September	June	March
Interest and fees on loans	$6.9	$7.2	$5.8
Interest on long term borrowings	(3.7)	(3.1)	(3.1)
Provision for credit losses	0.1	(2.4)	0.4
Other income	(0.2)	(1.0)	(1.2)
Operating expenses	(0.1)	(0.6)	(0.5)

(2)

Correction of certain 2010 first quarter accretion-related errors that were associated with performing loans in the Corporate Finance and Transportation Finance segments. This resulted in $10.9 million of accretion income that had been incorrectly reported in the second quarter being correctly reported in the first quarter. In addition, certain other accretion-related errors in Corporate Finance loans related to accretion income that had not been correctly recorded in the quarters ended March 31 and June 30, 2010, were corrected.

(3)	Interest and fees on loans corrected for cash proceeds received on loans that should have been recognized as interest income for the March, June and September quarters.

(4)	Interest and dividends on investments increased to reflect distributions received on an investment in a partnership that was incorrectly deferred.

(5)	Interest expense on long-term borrowings corrected for duplicative recognition of certain interest charges in the quarters ended March 31 and June 30, 2010.

(6)	Interest on deposits corrected to remove amortization of capitalized broker deposit fees that should have been written off at December 31, 2009 in conjunction with the application of FSA.

(7)	Interest on deposits corrected to reflect a reduction in the deposit balance as of December 31, 2009 of $40.9 million due to a duplication of an accrual for accrued interest payable and the associated amortization of the revised FSA deposit balance and to reflect early redemption of certain deposits.

(8)	Provision for credit losses restated principally to correct the incorrect utilization of approximately $35 million of non-accretable discount in the first quarter of 2010 to offset loan impairments that should have been charged to provision for credit losses in that quarter, as well as reverse approximately $10 million of impairment charges taken in the second quarter of 2010 that should not have been recognized after re-establishing the aforementioned non-accretable discount.

(9)	Rental income on operating leases corrected to write off intangible assets at the time the underlying lease was terminated and to correct for certain intangible assets written off in the March quarter, although the lease was terminated prior to the emergence date.

(10)	Other income increased in the first and second quarters of 2010 to record fees earned on a Vendor Finance liquidating portfolio that had been incorrectly deferred. Other income also increased in the first and third quarters of 2010, and decreased in the second quarter, to correct errors in the recording of gains on certain asset sales as well as gains associated with certain derivative financial instruments.

(11)	Provision for income tax adjustment relates to (1) valuation allowances that should have been recorded against certain deferred tax assets during the quarters, (2) a reduction to deferred tax assets on net operating loss carry-forwards consequent to the sale of a leveraged lease during the third quarter and (3) recording other corrections.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED) (dollars in millions)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Treasury Stock	Noncontrolling Interest in Subsidiaries	Total Stockholders' Equity
December 31, 2009	$2.0	$8,398.0	$–	$–	$–	$1.4	$8,401.4

Adoption of new accounting
pronouncement			(18.4)			(8.4)	(26.8)

Net income			144.6			1.0	145.6
Foreign currency translation
adjustments				35.6			35.6
Change in fair value of
derivatives qualifying as cash
flow hedges				(0.3)			(0.3)

Unrealized gain on available for
sale equity investments, net				(0.1)			(0.1)
Minimum pension liability
adjustment				–			–

Total comprehensive income							180.8

Restricted stock and stock
option expenses		5.8			(0.1)		5.7
Distribution of earnings and
capital						(0.1)	(0.1)

March 31, 2010 (restated)	2.0	8,403.8	126.2	35.2	(0.1)	(6.1)	8,561.0

Adoption of new accounting
pronouncement							–

Net income			181.6			0.3	181.9
Foreign currency translation
adjustments				(47.0)			(47.0)
Change in fair value of
derivatives qualifying as cash
flow hedges				0.2			0.2

Unrealized gain on available for
sale equity investments, net				2.1			2.1
Minimum pension liability
adjustment				(0.2)			(0.2)

Total comprehensive income							137.0

Restricted stock and stock
option expenses		15.3			(3.9)		11.4
Distribution of earnings and
capital						0.1	0.1

June 30, 2010 (restated)	2.0	8,419.1	307.8	(9.7)	(4.0)	(5.7)	8,709.5

Adoption of new accounting
pronouncement							–

Net income			115.8			2.5	118.3
Foreign currency translation
adjustments				12.0			12.0
Change in fair value of
derivatives qualifying as cash
flow hedges				0.1			0.1

Unrealized gain on available for
sale equity investments, net				(1.2)			(1.2)
Minimum pension liability
adjustment				(0.1)			(0.1)
Total comprehensive income							129.1
Restricted stock and stock
option expenses		7.5					7.5
Distribution of earnings and
capital						(0.2)	(0.2)

September 30, 2010 (restated)	$2.0	$8,426.6	$423.6	$1.1	$(4.0)	$(3.4)	$8,845.9

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (dollars in millions)

	Nine Months Ended September 30, 2010		Six Months Ended June 30, 2010		Quarter Ended March 31, 2010
	As Originally Reported	As Restated	As Originally Reported	As Restated	As Originally Reported	As Restated
Cash Flows From Operations
Net income (loss) before preferred stock
dividends	$418.3	$442.0	$239.4	$326.2	$97.3	$144.6
Adjustments to reconcile net income to
net cash flows from operations:

Provision for credit losses	636.0	637.9	447.3	472.8	186.6	226.1
Net depreciation, amortization and
(accretion)	(366.8)	(437.6)	(300.8)	(423.4)	(149.8)	(236.0)
(Gains) loss on equipment, receivable and
investment sales	(331.0)	(352.4)	(187.6)	(189.1)	(61.0)	(63.5)
Provision (benefit) for deferred income
taxes	109.2	109.2	69.6	69.6	16.3	16.3
Decrease in finance receivables held for
sale	13.1	13.1	5.6	5.6	7.0	7.0
Increase in other assets	(355.2)	(355.2)	(151.3)	(151.3)	(140.2)	(140.2)
Increase in accrued liabilities and payables	157.6	224.2	55.9	67.7	162.4	164.3

Net cash flows provided by operations	281.2	281.2	178.1	178.1	118.6	118.6

Cash Flows From Investing Activities
Finance receivables extended and
purchased	(13,791.5)	(13,791.5)	(9,100.5)	(9,100.5)	(4,209.5)	(4,209.5)
Principal collections of finance receivables
and investments	19,439.7	19,434.5	13,787.5	13,770.5	6,606.1	6,627.1
Proceeds from asset and receivable sales	3,912.5	3,912.5	2,415.6	2,415.6	389.4	389.4
Purchases of assets to be leased and other
equipment	(867.6)	(867.6)	(616.6)	(616.6)	(284.7)	(284.7)
Net decrease in short-term factoring
receivables	346.4	346.4	395.1	395.1	154.8	154.8
Change in restricted cash	(167.4)	(162.2)	241.7	258.7	(507.7)	(528.7)

Net cash flows provided by investing
activities	8,872.1	8,872.1	7,122.8	7,122.8	2,148.4	2,148.4

Cash Flows From Financing Activities
Proceeds from the issuance of term debt	2,662.9	2,662.9	2,156.1	2,156.1	1,056.2	1,056.2
Repayments of term debt	(10,266.3)	(10,266.3)	(7,887.1)	(7,887.1)	(3,269.4)	(3,269.4)
Decrease in deposits	(401.9)	(401.9)	(490.8)	(490.8)	(365.1)	(365.1)
Net repayments of non-recourse leveraged
lease debt	(17.7)	(17.7)	(14.3)	(14.3)	(8.6)	(8.6)
Collection of security deposits and
maintenance funds	542.2	542.2	346.6	346.6	189.7	189.7
Repayment of security deposits and
maintenance funds	(487.8)	(487.8)	(329.2)	(329.2)	(187.8)	(187.8)

Net cash flows used in financing activities	(7,968.6)	(7,968.6)	(6,218.7)	(6,218.7)	(2,585.0)	(2,585.0)

Increase (decrease) in unrestricted cash
and cash equivalents	1,184.7	1,184.7	1,082.2	1,082.2	(318.0)	(318.0)
Unrestricted cash and cash equivalents,
beginning of period	8,405.2	8,405.2	8,405.2	8,405.2	8,405.2	8,405.2

Unrestricted cash and cash equivalents,
end of period	$9,589.9	$9,589.9	$9,487.4	$9,487.4	$8,087.2	$8,087.2

The Company is restating information contained in certain notes to the quarterly consolidated financial statements that were previously filed within Form 10-Q. The restated notes include Loans and Allowance for Loan Losses, Regulatory Capital and Business Segment Information to present the restated balances. Other information contained in the notes to the quarterly financial statements were not impacted by the corrections that were recorded in the restatement and / or were not significantly impacted, and therefore are not presented herein.

LOANS AND RESERVE FOR CREDIT LOSSES

The following table presents segment loans, based on obligor location:

Loans (dollars in millions)

	Domestic (Restated)	Foreign (Restated)	Total (Restated)	Domestic (Restated)	Foreign (Restated)	Total (Restated)
	September 30, 2010			June 30, 2010
Corporate Finance	$7,658.4	$2,071.6	$9,730.0	$8,049.8	$2,296.4	$10,346.2
Transportation
Finance	1,281.2	294.8	1,576.0	1,321.5	315.4	1,636.9
Trade Finance	2,398.3	207.2	2,605.5	2,259.5	255.1	2,514.6
Vendor Finance	2,761.7	2,355.6	5,117.3	3,585.1	2,516.2	6,101.3
Consumer	8,190.2	18.0	8,208.2	8,770.3	19.3	8,789.6

Total	$22,289.8	$4,947.2	$27,237.0	$23,986.2	$5,402.4	$29,388.6

	March 31, 2010
Corporate Finance	$9,400.9	$2,744.4	$12,145.3
Transportation
Finance	1,451.7	326.6	1,778.3
Trade Finance	2,510.5	283.6	2,794.1
Vendor Finance	3,987.2	2,808.7	6,795.9
Consumer	8,927.4	18.6	8,946.0

Total	$26,277.7	$6,181.9	$32,459.6

Restated Changes in Allowance for Credit Losses (dollars in millions)

	Quarters Ended			Nine Months Ended September 30, 2010	Six Months Ended June 30, 2010
	September 30, 2010	June 30, 2010	March 31, 2010
Balance, beginning of period	$356.9	$213.9	$–	$–	$–

Provision for credit losses	165.1	246.7	226.1	637.9	472.8
Reserve change relating to new accounting
pronouncement	–	–	68.6	68.6	68.6
Reserve changes relating to sales, foreign
currency translation, other	4.6	2.6	(3.3)	3.9	(0.7)

Net additions to the reserve for credit losses	169.7	249.3	291.4	710.4	540.7

Charged-off – finance receivables	(111.9)	(113.3)	(79.7)	(304.9)	(193.0)
Recoveries(1)	10.8	7.0	2.2	20.0	9.2

Net credit losses	(101.1)	(106.3)	(77.5)	(284.9)	(183.8)

Reserve balance – end of period	$425.5	$356.9	$213.9	$425.5	$356.9

(1)	Recoveries for the three months ended September 30, June 30, and March 31, 2010, respectively do not include $51.8 million, $113.1 million and $44.0 million and for the nine months ended September 30, 2010 and six months ended June 30, 2010 do not include $208.9 million and $157.1 million, respectively, of recoveries on accounts that were charged-off pre-FSA, which are included in Other Income.

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

The calculation of the Company’s regulatory capital ratios are subject to review and consultation with the Federal Reserve Bank, which may result in refinements to amounts reported.

Tier 1 Capital and Total Capital Components (dollars in millions)

	CIT Group Inc.			CIT Bank
Tier 1 Capital	September 30, 2010	June 30, 2010	March 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
	Restated	Restated	Restated	Restated	Restated	Restated
Total stockholders' equity	$8,849.3	$8,715.2	$8,567.1	$1,788.9	$1,746.4	$1,673.6
Effect of certain items in
accumulated other
comprehensive loss excluded
from Tier 1 Capital	(0.5)	(1.7)	0.4	(0.2)	(0.2)	(0.1)

Adjusted total equity	8,848.8	8,713.5	8,567.5	1,788.7	1,746.2	1,673.5

Less: Goodwill	(277.4)	(277.4)	(277.4)	–	–	–
Disallowed
intangible assets	(141.5)	(174.4)	(209.1)	–	–	–
Investment in certain
subsidiaries	–	–	–	–	–	–

Other Tier 1 components(1)	(88.1)	(88.5)	(93.4)	(135.2)	(142.0)	(178.9)

Tier 1 Capital	8,341.8	8,173.2	7,987.6	1,653.5	1,604.2	1,494.6

Tier 2 Capital
Qualifying reserve for credit
losses	425.5	356.9	213.9	6.0	5.2	5.8

Other Tier 2 components(2)	0.3	1.0	0.8	0.1	0.1	–

Total qualifying capital	$8,767.6	$8,531.1	$8,202.3	$1,659.6	$1,609.5	$1,500.4

Risk-weighted assets	$45,330.2	$47,210.1	$51,309.7	$2,808.9	$2,637.7	$3,308.4

Total Capital (to risk-
weighted assets):

Actual	19.3%	18.1%	16.0%	59.1%	61.0%	45.4%
Required Ratio for Capital
Adequacy Purposes(3)	13.0%	13.0%	13.0%	8.0%	8.0%	8.0%

Tier 1 Capital (to risk-
weighted assets):

Actual	18.4%	17.3%	15.6%	58.9%	60.8%	45.2%
Required Ratio for Capital
Adequacy Purposes	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%

Tier 1 Leverage Ratio:

Actual	15.5%	14.6%	13.6%	22.6%	20.7%	17.5%
Required Ratio for Capital
Adequacy Purposes(3)	4.0%	4.0%	4.0%	15.0%	15.0%	15.0%

(1) Includes the portion of net deferred tax assets that does not qualify for inclusion in Tier 1 capital based on the capital guidelines and the Tier 1 capital charge for nonfinancial equity investments.

(2) Banking organizations are permitted to include in Tier 2 Capital up to 45% of net unrealized pretax gains on available-for-sale equity securities with readily determinable fair values.

(3) The BHC has committed to maintaining its total capital ratio and the Bank its leverage ratios above regulatory minimum levels.

BUSINESS SEGMENT INFORMATION

The following tables present the impacts of revising and restating prior period segment balances.

	Quarter Ended September 30, 2010			Nine Months Ended September 30, 2010
	As Originally Reported	Corrections	As Restated	As Originally Reported	Corrections	As Restated
Corporate Finance
Total interest income	$370.3	$9.9	$380.2	$1,397.3	$25.6	$1,422.9
Total interest expense	(218.3)	(3.1)	(221.4)	(790.3)	(5.9)	(796.2)
Provision for credit losses	(105.6)	0.1	(105.5)	(332.7)	(1.9)	(334.6)
Rental income on operating leases	6.1	–	6.1	22.2	–	22.2
Other income, excluding rental income	132.5	20.1	152.6	443.5	18.1	461.6
Depreciation on operating lease equipment	(3.2)	–	(3.2)	(11.9)	–	(11.9)
Other expenses	(69.7)	–	(69.7)	(238.8)	(1.1)	(239.9)

Income before provision for income taxes	$112.1	$27.0	$139.1	$489.3	$34.8	$524.1

Net income (loss)	$87.6	$(21.5)	$66.1	$423.5	$(6.6)	$416.9

Transportation Finance
Total interest income	$51.0	$4.8	$55.8	$162.6	$14.7	$177.3
Total interest expense	(237.6)	–	(237.6)	(730.7)	0.5	(730.2)
Provision for credit losses	(17.2)	–	(17.2)	(21.5)	–	(21.5)
Rental income on operating leases	308.4	(0.7)	307.7	924.4	5.1	929.5
Other income, excluding rental income	28.7	–	28.7	69.1	–	69.1
Depreciation on operating lease equipment	(82.2)	–	(82.2)	(246.7)	–	(246.7)
Other expenses	(36.7)	–	(36.7)	(121.8)	–	(121.8)

Income before provision for income taxes	$14.4	$4.1	$18.5	$35.4	$20.3	$55.7

Net income	$10.3	$1.2	$11.5	$27.3	$10.5	$37.8

Trade Finance
Total interest income	$23.2	$–	$23.2	$78.1	$–	$78.1
Total interest expense	(37.7)	–	(37.7)	(128.8)	–	(128.8)
Provision for credit losses	(11.4)	–	(11.4)	(57.6)	–	(57.6)
Rental income on operating leases	–	–	–	–	–	–
Other income, excluding rental income	44.1	–	44.1	144.7	–	144.7
Depreciation on operating lease equipment	–	–	–	–	–	–
Other expenses	(30.7)	–	(30.7)	(95.7)	–	(95.7)

Loss before benefit for income taxes	$(12.5)	$–	$(12.5)	$(59.3)	$–	$(59.3)

Net loss	$(10.5)	$–	$(10.5)	$(54.6)	$–	$(54.6)

Vendor Finance
Total interest income	$277.0	$7.4	$284.4	$969.8	$21.8	$991.6
Total interest expense	(160.8)	–	(160.8)	(519.1)	–	(519.1)
Provision for credit losses	(38.5)	–	(38.5)	(202.9)	–	(202.9)
Rental income on operating leases	83.9	–	83.9	290.8	–	290.8
Other income, excluding rental income	65.8	–	65.8	137.8	–	137.8
Depreciation on operating lease equipment	(76.3)	–	(76.3)	(254.8)	0.4	(254.4)
Other expenses	(69.6)	–	(69.6)	(242.8)	–	(242.8)

Income before provision for income taxes	$81.5	$7.4	$88.9	$178.8	$22.2	$201.0

Net income (loss)	$79.1	$4.4	$83.5	$132.0	$(13.7)	$118.3

Consumer
Total interest income	$88.8	$0.3	$89.1	$279.9	$1.8	$281.7
Total interest expense	(69.3)	1.2	(68.1)	(204.4)	10.1	(194.3)
Provision for credit losses	(7.5)	–	(7.5)	(21.3)	–	(21.3)
Rental income on operating leases	–	–	–	–	–	–
Other income, excluding rental income	(8.3)	–	(8.3)	15.8	–	15.8
Depreciation on operating lease equipment	–	–	–	–	–	–
Other expenses	(19.1)	–	(19.1)	(63.3)	–	(63.3)

Income (loss) before provision (benefit)
for income taxes	$(15.4)	$1.5	$(13.9)	$6.7	$11.9	$18.6

Net income (loss)	$(14.5)	$1.4	$(13.1)	$7.0	$11.9	$18.9

Corporate and Other
Total interest income	$5.4	$–	$5.4	$15.0	$–	$15.0
Total interest expense	(8.5)	–	(8.5)	(4.4)	–	(4.4)
Provision for credit losses	15.0	–	15.0	–	–	–
Rental income on operating leases	–	–	–	(1.1)	–	(1.1)
Other income, excluding rental income	6.6	–	6.6	(50.6)	–	(50.6)
Depreciation on operating lease equipment	–	–	–	0.5	–	0.5
Other expenses	(3.0)	–	(3.0)	(4.8)	–	(4.8)

Income (loss) before provision (benefit) for income taxes	$15.5	$–	$15.5	$(45.4)	$–	$(45.4)

Net income (loss)	$(20.5)	$(1.2)	$(21.7)	$(116.9)	$21.6	$(95.3)

	Quarter Ended June 30, 2010			Six Months Ended June 30, 2010
	As Originally Reported	Corrections	As Restated	As Originally Reported	Corrections	As Restated
Corporate Finance
Total interest income	$481.7	$13.0	$494.7	$985.7	$57.0	$1,042.7
Total interest expense	(273.6)	(2.4)	(276.0)	(570.6)	(4.2)	(574.8)
Provision for credit losses	(109.2)	14.0	(95.2)	(203.6)	(25.5)	(229.1)
Rental income on operating leases	7.3	–	7.3	16.1	–	16.1
Other income, excluding rental income	205.9	0.5	206.4	309.0	–	309.0
Depreciation on operating lease equipment	(5.6)	0.5	(5.1)	(10.0)	1.3	(8.7)
Other expenses	(89.7)	(0.6)	(90.3)	(169.1)	(1.1)	(170.2)

Income before provision for income taxes	$216.8	$25.0	$241.8	$357.5	$27.5	$385.0

Net income	$206.4	$2.4	$208.8	$334.7	$16.1	$350.8

Transportation Finance
Total interest income	$53.4	$4.4	$57.8	$110.9	$10.6	$121.5
Total interest expense	(234.6)	0.3	(234.3)	(493.1)	0.5	(492.6)
Provision for credit losses	(3.0)	–	(3.0)	(4.3)	–	(4.3)
Rental income on operating leases	316.8	(1.8)	315.0	616.0	5.8	621.8
Other income, excluding rental income	18.2	–	18.2	40.4	–	40.4
Depreciation on operating lease equipment	(85.9)	–	(85.9)	(164.5)	–	(164.5)
Other expenses	(45.5)	–	(45.5)	(85.1)	–	(85.1)

Income before provision (benefit) for income taxes	$19.4	$2.9	$22.3	$20.3	$16.9	$37.2

Net income (loss)	$25.1	$(16.1)	$9.0	$17.3	$9.0	$26.3

Trade Finance
Total interest income	$24.4	$–	$24.4	$54.9	$–	$54.9
Total interest expense	(45.1)	(4.4)	(49.5)	(83.6)	(7.5)	(91.1)
Provision for credit losses	(12.3)	–	(12.3)	(46.2)	–	(46.2)
Rental income on operating leases	–	–	–	–	–	–
Other income, excluding rental income	47.0	4.4	51.4	93.1	7.5	100.6
Depreciation on operating lease equipment	–	–	–	–	–	–
Other expenses	(33.0)	–	(33.0)	(65.0)	–	(65.0)

(Loss) before provision (benefit) for
income taxes	$(19.0)	$–	$(19.0)	$(46.8)	$–	$(46.8)

Net loss	$(16.0)	$(2.1)	$(18.1)	$(43.8)	$(0.3)	$(44.1)

Vendor Finance
Total interest income	$333.2	$12.0	$345.2	$692.8	$14.4	$707.2
Total interest expense	(190.4)	–	(190.4)	(358.3)	–	(358.3)
Provision for credit losses	(111.9)	–	(111.9)	(164.4)	–	(164.4)
Rental income on operating leases	96.1	–	96.1	206.9	–	206.9
Other income, excluding rental income	26.2	7.0	33.2	53.4	18.6	72.0
Depreciation on operating lease equipment	(87.8)	0.4	(87.4)	(178.5)	0.4	(178.1)
Other expenses	(86.3)	–	(86.3)	(173.2)	–	(173.2)

Income (loss) before provision (benefit) for income taxes	$(20.9)	$19.4	$(1.5)	$78.7	$33.4	$112.1

Net income (loss)	$(62.1)	$7.7	$(54.4)	$34.5	$0.3	$34.8

Consumer
Total interest income	$95.8	$0.9	$96.7	$188.6	$4.0	$192.6
Total interest expense	(64.2)	4.8	(59.4)	(135.1)	8.9	(126.2)
Provision for credit losses	(9.3)	–	(9.3)	(13.8)	–	(13.8)
Rental income on operating leases	–	–	–	–	–	–
Other income, excluding rental income	18.3	–	18.3	24.1	–	24.1
Depreciation on operating lease equipment	–	–	–	–	–	–
Other expenses	(22.7)	–	(22.7)	(44.2)	–	(44.2)

Income before provision for income taxes	$17.9	$5.7	$23.6	$19.6	$12.9	$32.5

Net income	$14.2	$9.2	$23.4	$19.4	$12.6	$32.0

Corporate and Other
Total interest income	$5.0	$–	$5.0	$9.6	$–	$9.6
Total interest expense	(5.7)	7.8	2.1	(10.7)	14.8	4.1
Provision for credit losses	(15.0)	–	(15.0)	(15.0)	–	(15.0)
Rental income on operating leases	(0.5)	–	(0.5)	(1.1)	–	(1.1)
Other income, excluding rental income	15.0	(4.0)	11.0	(57.2)	–	(57.2)
Depreciation on operating lease equipment	0.3	–	0.3	0.5	–	0.5
Other expenses	0.2	(0.2)	–	(2.3)	0.5	(1.8)

Income (loss) before provision (benefit) for income taxes	$(0.7)	$3.6	$2.9	$(76.2)	$15.3	$(60.9)

Net income (loss)	$(25.5)	$38.4	$12.9	$(122.7)	$49.1	$(73.6)

	Quarter Ended March 31, 2010
	As Originally Reported	Corrections	As Restated
Corporate Finance
Total interest income	$504.0	$44.0	$548.0
Total interest expense	(297.0)	(1.8)	(298.8)
Provision for credit losses	(94.4)	(39.5)	(133.9)
Rental income on operating leases	8.8	–	8.8
Other income, excluding rental income	103.1	(0.5)	102.6
Depreciation on operating lease equipment	(4.4)	0.8	(3.6)
Other expenses	(79.4)	(0.5)	(79.9)

Income before (benefit) provision for income taxes	$140.7	$2.5	$143.2

Net income	$128.3	$13.7	$142.0

Transportation Finance
Total interest income	$57.5	$6.2	$63.7
Total interest expense	(258.5)	0.2	(258.3)
Provision for credit losses	(1.3)	–	(1.3)
Rental income on operating leases	299.2	7.6	306.8
Other income, excluding rental income	22.2	–	22.2
Depreciation on operating lease equipment	(78.6)	–	(78.6)
Other expenses	(39.6)	–	(39.6)

Income before provision (benefit) for income taxes	$0.9	$14.0	$14.9

Net income (loss)	$(7.8)	$25.1	$17.3

Trade Finance
Total interest income	$30.5	$–	$30.5
Total interest expense	(38.5)	(3.1)	(41.6)
Provision for credit losses	(33.9)	–	(33.9)
Rental income on operating leases	–	–	–
Other income, excluding rental income	46.1	3.1	49.2
Depreciation on operating lease equipment	–	–	–
Other expenses	(32.0)	–	(32.0)

Loss before (benefit)for income taxes	$(27.8)	$–	$(27.8)

Net income (loss)	$(27.8)	$1.8	$(26.0)

Vendor Finance
Total interest income	$359.6	$2.4	$362.0
Total interest expense	(167.9)	–	(167.9)
Provision for credit losses	(52.5)	–	(52.5)
Rental income on operating leases	110.8	–	110.8
Other income, excluding rental income	27.2	11.6	38.8
Depreciation on operating lease equipment	(90.7)	–	(90.7)
Other expenses	(86.9)	–	(86.9)

Income before provision for income taxes	$99.6	$14.0	$113.6

Net income (loss)	$96.6	$(7.4)	$89.2

Consumer
Total interest income	$92.8	$3.1	$95.9
Total interest expense	(70.9)	4.1	(66.8)
Provision for credit losses	(4.5)	–	(4.5)
Rental income on operating leases	–	–	–
Other income, excluding rental income	5.8	–	5.8
Depreciation on operating lease equipment	–	–	–
Other expenses	(21.5)	–	(21.5)

Income before (benefit) provision for income taxes	$1.7	$7.2	$8.9

Net income	$5.2	$3.4	$8.6

Corporate and Other
Total interest income	$4.6	$–	$4.6
Total interest expense	(5.0)	7.0	2.0
Provision for credit losses	–	–	–
Rental income on operating leases	(0.6)	–	(0.6)
Other income, excluding rental income	(72.2)	4.0	(68.2)
Depreciation on operating lease equipment	0.2	–	0.2
Other expenses	(2.5)	0.7	(1.8)

Income (loss) before provision for income taxes	$(75.5)	$11.7	$(63.8)

Net income (loss)	$(97.2)	$10.7	$(86.5)

NOTE 27 — SUBSEQUENT EVENTS (UNAUDITED)

On January 4, 2011, CIT redeemed the remaining principal balance of $750 million of Series B Notes at a redemption price of 102% of the aggregate principal amount redeemed.

On January 11, 2011, CIT sold approximately $250 million of government-guaranteed student loans, which were in assets held for sale at December 31, 2010.

On January 31, 2011, CIT redeemed $500 million principal balance of Series A Notes at a redemption price of 102% of the aggregate principal amount redeemed.

On February 28, 2011, CIT announced its intention to redeem on March 31, 2011 $500 million principal balance of CIT’s Series A Notes maturing in 2013, at a redemption price of 102% of the aggregate principal amount to be redeemed.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Background

As previously reported in the Company’s Current Report on Form 8-K filed on February 2, 2011, on January 27, 2011, the Audit Committee, in consultation with management, concluded that the Company’s previously issued financial statements for the first three quarters of 2010 should be restated in order to correct certain identified errors. Accordingly, the Company has restated its previously issued financial statements for those periods. See Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Background on the Restatement and Note 26, Selected Quarterly Financial Data of the Notes to Consolidated Financial Statements included in Part II—Item 8—Financial Statements and Supplementary Data.

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2010. This evaluation identified a material weakness in internal control over financial reporting as described below in Management’s Report on Internal Control over Financial Reporting and, as a result, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2010. Based on a number of factors, including our internal review that identified revisions to our previously issued quarterly financial statements, and remediation actions taken to address the material weakness, we believe the consolidated financial statements in this Annual Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with generally accepted accounting principles.

Management’s Report on Internal Control Over Financial Reporting

Management of CIT is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is identified in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management of CIT, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement to the annual or interim financial statements will not be prevented or detected on a timely basis. Based upon that evaluation, management identified a series of deficiencies, that in aggregate were determined to be a material weakness related to the Company’s application of Fresh Start Accounting (“FSA”). Specifically, the Company did not have effective controls over the processes to ensure proper accretion of discounts for loan prepayments, modifications, and charge-offs.

This material weakness resulted in a material misstatement of interest income and other income and the restatement of the Company's consolidated financial statements for the first three quarterly periods in the year ended December 31, 2010 as discussed in Note 26, Quarterly Financial Data to the consolidated financial statements included in this Annual Report on Form 10-K. Additionally, this material weakness could result in a misstatement of the aforementioned account balances and related disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

As a result of the material weakness in internal control over financial reporting described above, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the COSO.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Plan for Remediation of the Material Weakness in Internal Control Over Financial Reporting

Management has been actively engaged in the planning and implementation of remediation efforts to address the material weakness. These remediation efforts, outlined below, are intended both to address the identified material weakness and to enhance the Company’s overall financial control environment. The material weakness arose due to the complexities of applying FSA at the time of emergence from Bankruptcy and the ongoing complexity of the processes necessary to properly record accretion.

As of December 31, 2010, management believes it has placed in operation controls to address the material weakness, however given the timing of certain remediation activities there was not sufficient evidence to conclude upon their sustained effectiveness. As a result, during 2011, management will continue to monitor and test the controls that have been implemented to ensure sustained effectiveness and will further remediate should any evidence of ineffectiveness be found.

The Audit Committee has directed management to monitor and test the controls implemented and develop additional controls should any of these new controls require additional enhancement. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

Management believes the measures described above and others that will be implemented as necessary will remediate the control deficiencies the Company has identified and strengthen its internal control over financial reporting. Management is committed to continuous improvement of the Company’s internal control processes and will continue to diligently review the Company’s financial reporting controls and procedures. As management continues to evaluate and work to improve internal control over financial reporting, the Company may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Changes in Internal Control Over Financial Reporting

As described above, there have been changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART THREE

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by Item 10 is incorporated by reference from the information under the captions “Election of Directors”, “CIT’s Corporate Governance” and “Executive Officers” in our Proxy Statement for our 2011 annual meeting of stockholders.

Item 11. Executive Compensation

The information called for by Item 11 is incorporated by reference from the information under the captions “2011 Compensation Committee Report and Certification of Risk Review”, “Narrative Risk Disclosure”, “Compensation Discussion and Analysis”, “Executive Compensation”, and “Director Compensation” in our Proxy Statement for our 2011 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for our 2011 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 is incorporated by reference from the information under the captions “CIT’s Corporate Governance” and “Certain Relationships and Related Transactions” in our Proxy Statement for our 2011 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services

The information called for by Item 14 is incorporated by reference from the information under the caption “Appointment of Independent Auditors” in our Proxy Statement for our 2011 annual meeting of stockholders.

PART FOUR

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed with the Securities and Exchange Commission as part of this report (see Item 8):

1. The following financial statements of CIT and Subsidiaries:

Report of Independent Registered Public Accounting Firm Consolidated Balance Sheets at December 31, 2010 and December 31, 2009.

Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008.

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008.

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

4.11

Framework Agreement, dated July 11, 2008, among ABN AMRO Bank N.V., as arranger, Madeleine Leasing Limited, as initial borrower, CIT Aerospace International, as initial head lessee, and CIT Group Inc., as guarantor, as amended by the Deed of Amendment, dated July 19, 2010, among The Royal Bank of Scotland N.V. (f/k/a ABN AMRO Bank N.V.), as arranger, Madeleine Leasing Limited, as initial borrower, CIT Aerospace International, as initial head lessee, and CIT Group Inc., as guarantor, as supplemented by Letter Agreement No. 1 of 2010, dated July 19, 2010, among The Royal Bank of Scotland N.V., as arranger, CIT Aerospace International, as head lessee, and CIT Group Inc., as guarantor, as amended and supplemented by the Accession Deed, dated July 21, 2010, among The Royal Bank of Scotland N.V., as arranger, Madeleine Leasing Limited, as original borrower, and Jessica Leasing Limited, as acceding party, as supplemented by Letter Agreement No. 2 of 2010, dated July 29, 2010, among The Royal Bank of Scotland N.V., as arranger, CIT Aerospace International, as head lessee, and CIT Group Inc., as guarantor, relating to certain Export Credit Agency sponsored secured financings of aircraft and related assets.

4.12

Form of All Parties Agreement among CIT Aerospace International, as head lessee, Madeleine Leasing Limited, as borrower and lessor, CIT Group Inc., as guarantor, various financial institutions, as original ECA lenders, ABN AMRO Bank N.V., Paris Branch, as French national agent, ABN AMRO Bank N.V., Niederlassung Deutschland, as German national agent, ABN AMRO Bank N.V., London Branch, as British national agent, ABN AMRO Bank N.V., London Branch, as ECA facility agent, ABN AMRO Bank N.V., London Branch, as security trustee, and CIT Aerospace International, as servicing agent, relating to certain Export Credit Agency sponsored secured financings of aircraft and related assets during the 2008 and 2009 fiscal years.

4.13

Form of ECA Loan Agreement among Madeleine Leasing Limited, as borrower, various financial institutions, as original ECA lenders, ABN AMRO Bank N.V., Paris Branch, as French national agent, ABN AMRO Bank N.V., Niederlassung Deutschland, as German national agent, ABN AMRO Bank N.V., London Branch, as British national agent, ABN AMRO Bank N.V., London Branch, as ECA facility agent, ABN AMRO Bank N.V., London Branch, as security trustee, and CIT Aerospace International, as servicing agent, relating to certain Export Credit Agency sponsored secured financings of aircraft and related assets during the 2008 and 2009 fiscal years.

4.14

Form of Aircraft Head Lease between Madeleine Leasing Limited, as lessor, and CIT Aerospace International, as head lessee, relating to certain Export Credit Agency sponsored secured financings of aircraft and related assets during the 2008 and 2009 fiscal years.

4.15

Form of Proceeds and Intercreditor Deed among Madeleine Leasing Limited, as borrower and lessor, various financial institutions, ABN AMRO Bank N.V., Paris Branch, as French national agent, ABN AMRO Bank N.V., Niederlassung Deutschland, as German national agent, ABN AMRO Bank N.V., London Branch, as British national agent, ABN AMRO Bank N.V., London Branch, as ECA facility agent, ABN AMRO Bank N.V., London Branch, as security trustee, relating to certain Export Credit Agency sponsored secured financings of aircraft and related assets during the 2008 and 2009 fiscal years.

4.16

Form of All Parties Agreement among CIT Aerospace International, as head lessee, Jessica Leasing Limited, as borrower and lessor, CIT Group Inc., as guarantor, various financial institutions, as original ECA lenders, Citibank International plc, as French national agent, Citibank International plc, as German national agent, Citibank International plc, as British national agent, The Royal Bank of Scotland N.V., London Branch, as ECA facility agent, The Royal Bank of Scotland N.V., London Branch, as security trustee, CIT Aerospace International, as servicing agent, and Citibank, N.A., as administrative agent, relating to certain Export Credit Agency sponsored secured financings of aircraft and related assets during the 2010 fiscal year.

4.17

Form of ECA Loan Agreement among Jessica Leasing Limited, as borrower, various financial institutions, as original ECA lenders, Citibank International plc, as French national agent, Citibank International plc, as German national agent, Citibank International plc, as British national agent, The Royal Bank of Scotland N.V., London Branch, as ECA facility agent, The Royal Bank of Scotland N.V., London Branch, as security trustee, and Citibank, N.A., as administrative agent, relating to certain Export Credit Agency sponsored secured financings of aircraft and related assets during the 2010 fiscal year.

4.18

Form of Aircraft Head Lease between Jessica Leasing Limited, as lessor, and CIT Aerospace International, as head lessee, relating to certain Export Credit Agency sponsored secured financings of aircraft and related assets during the 2010 fiscal year.

4.19

Form of Proceeds and Intercreditor Deed among Jessica Leasing Limited, as borrower and lessor, various financial institutions, as original ECA lenders, Citibank International plc, as French national agent, Citibank International plc, as German national agent, Citibank International plc, as British national agent, The Royal Bank of Scotland N.V., London Branch, as ECA facility agent, The Royal Bank of Scotland N.V., London Branch, as security trustee, and Citibank, N.A., as administrative agent, relating to certain Export Credit Agency sponsored secured financings of aircraft and related assets during the 2010 fiscal year.

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

10.3*	Amended and Restated CIT Group Inc. Long-Term Incentive Plan (as amended and restated effective December 10, 2009) (incorporated by reference to Exhibit 4.1 to Form S-8 filed January 11, 2010).

10.4*	CIT Group Inc. Executive Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed May 15, 2006).

10.5*	Employment Agreement, dated August 29, 2006, between CIT Group Inc. and Jeffrey M. Peek (incorporated by reference to Exhibit 99.1 to Form 8-K filed September 5, 2006).

10.6*	Amendment to Employment Agreement, dated December 10, 2007, between CIT Group Inc. and Jeffrey M. Peek (incorporated by reference to Exhibit 10.23 to Form 10-K filed February 29, 2008).

10.7*	Amendment to Employment Agreement, dated December 31, 2008, between CIT Group Inc. and Jeffrey M. Peek (incorporated by reference to Exhibit 10.16 to form 10-K filed March 2, 2009).

10.8*	Form of CIT Group Inc. Long-Term Incentive Plan Stock Option Award Agreement (incorporated by reference to Exhibit 10.8 to Form 10-K filed March 16, 2010).

10.9*	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.9 to Form 10-K filed March 16, 2010).

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

10.30**

Amended and Restated Confirmation regarding Total Return Swap Facility, dated as of October 28, 2009, by and between CIT Financial Ltd. and Goldman Sachs International (incorporated by reference to Exhibit 10.1 to Form 8- K/A filed May 13, 2010).

10.31	Form of CIT Group Inc. Two Year Restricted Stock Unit Award Agreement, dated July 29, 2010 (incorporated by reference to Exhibit 10.31 to Form 10-Q filed August 9, 2010).

10.32	Letter Agreement between CIT Group Inc. and Scott T. Parker, dated June 2, 2010 (incorporated by reference to Exhibit 99.3 to Form 8-K filed July 6, 2010).

10.33	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Unit Retention Award Agreement (incorporated by reference to Exhibit 10.33 to Form 10-Q filed August 9, 2010).

10.34	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.34 to Form 10-Q filed August 9, 2010).

10.35	Form of CIT Group Inc. Long-term Incentive Plan Stock Option Award Agreement (One Year Vesting) (incorporated by reference to Exhibit 10.35 to Form 10-Q filed August 9, 2010).

10.36	Form of CIT Group Inc. Long-term Incentive Plan Stock Option Award Agreement (Three Year Vesting) (incorporated by reference to Exhibit 10.36 to Form 10-Q filed August 9, 2010).

10.37	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Award Agreement (One Year Vesting) (incorporated by reference to Exhibit 10.37 to Form 10-Q filed August 9, 2010).

10.38	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Award Agreement (Three Year Vesting) (incorporated by reference to Exhibit 10.38 to Form 10-Q filed August 9, 2010).

10.39	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Unit Director Award Agreement (Initial Grant) (incorporated by reference to Exhibit 10.39 to Form 10-Q filed August 9, 2010).

10.40	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Unit Director Award Agreement (Annual Grant) (incorporated by reference to Exhibit 10.40 to Form 10-Q filed August 9, 2010).

10.41	Form of Tax Agreement by and between Tyco International Ltd. and CIT (incorporated by reference to Exhibit 10.27 to Amendment No. 2 to the Registration Statement on Form S-1 filed June 12, 2002).

10.42*	Amended and Restated Employment Agreement, dated as of May 7, 2008, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.35 to Form 10-K filed March 2, 2009).

10.43*	Extension of Term of Employment Agreement, dated as of November 24, 2008, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.36 to Form 10-K filed March 2, 2009).

10.44*	Amendment to Employment Agreement, dated December 22, 2008, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.37 to Form 10-K filed March 2, 2009).

10.45*	Extension of Term of Employment Agreement, dated December 21, 2009, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.24 to Form 10-K filed March 16, 2010).

12.1	CIT Group Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of CIT Group Inc.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Powers of Attorney.

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

99.3	Certification of John A. Thain pursuant to Section 111(b)(4) of Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

99.4	Certification of Scott T. Parker pursuant to Section 111(b)(4) of Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

101.INS

XBRL Instance Document (Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, which is tagged as blocks of text.)

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

CIT GROUP INC.
March 9, 2011	By: /s/ John A. Thain
John A. Thain
Chairman and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 9, 2011 in the capacities indicated below.

NAME	NAME

/s/ John A. Thain	John R. Ryan*
John A. Thain	John R. Ryan
Chairman and Chief Executive Officer and	Director
Director

Michael J. Embler*	Seymour Sternberg*
Michael J. Embler	Seymour Sternberg
Director	Director

William M. Freeman*	Peter J. Tobin*
William M. Freeman	Peter J. Tobin
Director	Director

David M. Moffett*	Laura S. Unger*
David M. Moffett	Laura S. Unger
Director	Director

Daniel A. Ninivaggi*	/s/ Scott T. Parker
Daniel A. Ninivaggi	Scott T. Parker
Director	Executive Vice President and
Chief Financial Officer

R. Brad Oates*	/s/ Carol Hayles
R. Brad Oates	Carol Hayles
Director	Senior Vice President and
Controller

Marianne Miller Parrs*	*By: /s/ James P. Shanahan
Marianne Miller Parrs	James P. Shanahan
Director	Senior Vice President,
Chief Regulatory Counsel Attorney-in-Fact
Gerald Rosenfeld*
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