Form 10-Q
period 2011-03-31
CIT GROUP INC
filed 2011-05-10
CIK 1171825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X|	Quarterly Report Pursuant to Section 13 or 15(d) or	|_|	Transition Report Pursuant to Section 13 or 15(d)
	of the Securities Exchange Act of 1934		of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011

Commission File Number: 001-31369

CIT GROUP INC.
(Exact name of Registrant as specified in its charter)

Delaware	65-1051192
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

11 West 42nd Street New York, New York	10017
(Address of Registrant’s principal executive offices)	(Zip Code)

(212) 461-5200
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

As of April 29, 2011 there were 200,523,962 shares of the registrant’s common stock outstanding.

Part One—Financial Information

ITEM 1. Consolidated Financial Statements

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited) (dollars in millions – except per share data)

	March 31, 2011	December 31, 2010

Assets
Cash and due from banks	$786.7	$734.1
Interest bearing deposits, including restricted balances of $1,343.7 at March 31, 2011 and
$2,553.8 at December 31, 2010(1)	4,900.1	10,469.9
Investment securities	6,416.9	328.5
Trading assets at fair value - derivatives	13.9	25.7
Assets held for sale(1)	1,174.4	1,218.5
Loans (see Note 5 for amounts pledged)	23,736.7	24,500.5
Allowance for loan losses	(402.5)	(416.2)

Total loans, net of allowance for loan losses(1)	23,334.2	24,084.3
Operating lease equipment, net (see Note 5 for amounts pledged)(1)	11,040.2	11,136.7
Unsecured counterparty receivable	516.1	534.5
Goodwill	277.4	277.4
Intangible assets, net	99.1	119.2
Other assets	2,116.2	2,029.4

Total Assets	$50,675.2	$50,958.2

Liabilities
Deposits	$4,294.6	$4,536.2
Trading liabilities at fair value - derivatives	205.4	126.3
Credit balances of factoring clients	1,110.7	935.3
Other liabilities	2,383.9	2,466.9
Long-term borrowings, including $4,689.8 and $3,686.3 contractually due within twelve months
at March 31, 2011 and December 31, 2010, respectively	33,686.6	33,979.8

Total Liabilities	41,681.2	42,044.5

Stockholders’ Equity
Common stock: $0.01 par value, 600,000,000 authorized
Issued: 200,767,267 at March 31, 2011 and 200,690,938 at December 31, 2010	2.0	2.0
Outstanding: 200,518,457 at March 31, 2011 and 200,463,197 at December 31, 2010
Paid-in capital	8,440.4	8,434.1
Retained earnings	563.9	498.3
Accumulated other comprehensive loss	(4.1)	(9.6)
Treasury stock: 248,810 shares at March 31, 2011 and 227,741 at December 31, 2010, at cost	(9.9)	(8.8)

Total Common Stockholders' Equity	8,992.3	8,916.0
Noncontrolling minority interests	1.7	(2.3)

Total Equity	8,994.0	8,913.7

Total Liabilities and Equity	$50,675.2	$50,958.2

(1)	The following table presents information on assets and liabilities related to Variable Interest Entities (VIEs) that are consolidated by the Company. The difference between total VIE assets and liabilities represents the Company’s interests in those entities, which were eliminated in consolidation. The assets of the consolidated VIEs will be used to settle the liabilities of those entities and, except for the Company’s interest in the VIEs, are not available to the creditors of CIT or any affiliates of CIT.

Assets
Interest bearing deposits, restricted	$919.5	$931.2
Assets held for sale	40.3	100.0
Total loans, net of allowance for loan losses	11,817.7	12,041.5
Operating lease equipment, net	2,870.8	2,900.0

Total Assets	$15,648.3	$15,972.7

Liabilities
Beneficial interests issued by consolidated VIEs (classified as long-term borrowings)	$10,116.4	$10,764.7

Total Liabilities	$10,116.4	$10,764.7

The accompanying notes are an integral part of these consolidated financial statements.

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) (dollars in millions – except per share data)

	Quarters Ended March 31,

	2011	2010

Interest income		As Restated(1)
Interest and fees on loans	$635.5	$1,097.4
Interest and dividends on investments	7.7	7.3

Interest income	643.2	1,104.7

Interest expense
Interest on long-term borrowings	(674.5)	(810.6)
Interest on deposits	(24.4)	(20.8)

Interest expense	(698.9)	(831.4)

Net interest revenue	(55.7)	273.3
Provision for credit losses	(123.4)	(226.1)

Net interest revenue, after credit provision	(179.1)	47.2

Other income
Rental income on operating leases	413.3	425.8
Other	278.2	150.4

Total other income	691.5	576.2

Total revenue, net of interest expense and credit provision	512.4	623.4

Other expenses
Depreciation on operating lease equipment	(160.5)	(172.7)
Operating expenses	(216.4)	(261.7)

Total other expenses	(376.9)	(434.4)

Income before provision for income taxes	135.5	189.0
Provision for income taxes	(65.7)	(43.4)

Net income before attribution of noncontrolling interests	69.8	145.6
Net income attributable to noncontrolling interests, after tax	(4.2)	(1.0)

Net income	$65.6	$144.6

Basic earnings per common share	$0.33	$0.72
Diluted earnings per common share	$0.33	$0.72

Average number of common shares - basic (thousands)	200,605	200,040
Average number of common shares - diluted (thousands)	200,933	200,076

(1)	These restated balances were disclosed in Note 26 of the Company’s Form 10-K for the year ended December 31, 2010.

The accompanying notes are an integral part of these consolidated financial statements.

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited) (dollars in millions)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Treasury Stock	Noncontrolling Interest in Subsidiaries	Total Stockholders' Equity

December 31, 2010	$2.0	$8,434.1	$498.3	$(9.6)	$(8.8)	$(2.3)	$8,913.7

Net income			65.6			4.2	69.8
Foreign currency translation
adjustments				6.8			6.8
Change in fair values of derivatives
qualifying as cash flow hedges				0.9			0.9
Unrealized gain on available for sale
equity investments, net				(2.1)			(2.1)
Minimum pension liability adjustment				(0.1)			(0.1)

Total comprehensive income							75.3

Restricted stock and stock option
expenses		6.3			(1.1)		5.2
Equity distribution						(0.2)	(0.2)

March 31, 2011	$2.0	$8,440.4	$563.9	$(4.1)	$(9.9)	$1.7	$8,994.0

December 31, 2009	$2.0	$8,398.0	$–	$–	$–	$1.4	$8,401.4

Adoption of new accounting
pronouncement			(18.4)			(8.4)	(26.8)

Net income			144.6			1.0	145.6
Foreign currency translation
adjustments				35.6			35.6
Change in fair values of derivatives
qualifying as cash flow hedges				(0.3)			(0.3)
Unrealized gain on available for sale
equity investments, net				(0.1)			(0.1)

Total comprehensive income							180.8

Restricted stock and stock option
expenses		5.8			(0.1)		5.7
Equity distribution						(0.1)	(0.1)

March 31, 2010(1)	$2.0	$8,403.8	$126.2	$35.2	$(0.1)	$(6.1)	$8,561.0

(1)	These restated balances were disclosed in Note 26 of the Company’s Form 10-K for the year ended December 31, 2010.

The accompanying notes are an integral part of these consolidated financial statements.

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (dollars in millions)

	Quarters Ended March 31,

	2011	2010

		As Restated(1)
Cash Flows From Operations
Net income	$65.6	$144.6
Adjustments to reconcile net income to net cash flows from operations:
Provision for credit losses	123.4	226.1
Net depreciation, amortization and (accretion)	111.5	(236.0)
Net gains on equipment, receivable and investment sales	(134.9)	(63.5)
Provision for deferred income taxes	21.3	16.3
(Increase) decrease in finance receivables held for sale	(0.7)	7.0
Increase in other assets	(44.9)	(140.2)
(Decrease) increase in accrued liabilities and payables	(18.1)	164.3

Net cash flows provided by operations	123.2	118.6

Cash Flows From Investing Activities
Loans extended and purchased	(4,652.2)	(4,209.5)
Principal collections of loans and investments	5,371.7	6,627.1
Purchases of investment securities	(6,125.5)	–
Proceeds from asset and receivable sales	860.6	389.4
Purchases of assets to be leased and other equipment	(328.4)	(284.7)
Net (increase) decrease in short-term factoring receivables	(73.3)	154.8
Change in restricted cash	1,210.1	(528.7)

Net cash flows (used in) provided by investing activities	(3,737.0)	2,148.4

Cash Flows From Financing Activities
Proceeds from the issuance of term debt	2,354.5	1,056.2
Repayments of term debt	(2,838.9)	(3,269.4)
Net decrease in deposits	(233.6)	(365.1)
Net repayments of non-recourse leveraged lease debt	(5.5)	(8.6)
Collection of security deposits and maintenance funds	125.8	189.7
Repayment of security deposits and maintenance funds	(95.6)	(187.8)

Net cash flows used in financing activities	(693.3)	(2,585.0)

Decrease in cash and cash equivalents	(4,307.1)	(318.0)
Unrestricted cash and cash equivalents, beginning of period	8,650.2	8,405.2

Unrestricted cash and cash equivalents, end of period	$4,343.1	$8,087.2

Supplementary Cash Flow Disclosure
Interest paid	$524.2	$732.7
Federal, foreign, state and local income taxes paid (collected), net	$6.7	$(6.2)
Supplementary Non Cash Flow Disclosure
Net transfer of finance receivables from held for investment to held for sale	$395.2	$1,058.0

(1)	These restated balances were disclosed in Note 26 of the Company’s Form 10-K for the year ended December 31, 2010.

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

BASIS OF PRESENTATION

Principles of Consolidation

The accompanying consolidated financial statements include financial information related to CIT Group Inc., a Delaware Corporation, and its majority owned subsidiaries, including CIT Bank (collectively, “CIT” or the “Company”), and those variable interest entities (“VIEs”) where the Company is the primary beneficiary. Assets held in an agency or fiduciary capacity are not included in the consolidated financial statements.

In preparing the consolidated financial statements, all significant inter-company accounts and transactions have been eliminated. These consolidated financial statements, which have been prepared in accordance with the instructions to Form 10-Q, do not include all information and note disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The financial statements in this Form 10-Q have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of CIT’s financial position, results of operations and cash flows in accordance with GAAP. These consolidated financial statements should be read in conjunction with our Form 10-K.

The consolidated financial statements include the effects of adopting Fresh Start Accounting (“FSA”) upon emergence from bankruptcy on December 10, 2009, as required by GAAP. Accretion and amortization of certain FSA adjustments began on January 1, 2010 and are included in the Statements of Operations and Cash Flows. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (“Form 10-K”), Notes 1 and 25, for additional FSA and reorganization information.

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

Restatement

The March 31, 2010 amounts have been restated to correct for errors found by the Company subsequent to the filing of its third quarter 2010 report on Form 10-Q related primarily to the application of FSA, the effects of which were disclosed in the Company’s December 31, 2010 Form 10-K. The effect of the restatement increased net income for the quarter ended March 31, 2010 by approximately $47 million to $144.6 million, as compared to the amount originally reported in the March 31, 2010 Form 10-Q. Comparisons to the 2010 first quarter balances are to the restated amounts. See the Company’s December 31, 2010 Form 10-K, Note 26 –Selected Quarterly Financial Data (Unaudited), for further information.

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIGNIFICANT ACCOUNTING POLICIES

Investments

Investment securities are classified and accounted for as follows:

  Debt and equity securities classified as “available-for-sale” (AFS) are carried at fair value with changes in fair value reported in accumulated other comprehensive income, net of applicable income taxes. Credit- related declines in fair value that are determined to be other than temporary are recorded in earnings immediately. Realized gains and losses on sales are included in Other income on a specific identification cost basis, and interest and dividend income on AFS securities is included in Interest and dividends on investments.

  Debt securities classified as “held-to-maturity” represent securities that the Company has both the ability and the intent to hold until maturity, and are carried at amortized cost. For those securities that the Company does not intend to sell or expect to be required to sell, credit-related impairment is recognized in earnings, with the non-credit related impairment recorded in Accumulated Other Comprehensive Income (“AOCI”). Interest on such securities is included in Interest and dividends on investments.

  Equity investments without readily determinable fair values are carried at cost and periodically assessed for other-than-temporary impairment, with the cost basis reduced when impairment is deemed to be other-than-temporary.

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

The Company adopted the required disclosures of this guidance in its Form 10-K, Notes 1, 2 and 3, which included enhanced qualitative accounting policies and quantitative disclosures on segment and class levels as well as credit characteristics. The new disclosures on the roll forward of the allowance for credit losses is effective for the first quarter 2011 Form 10-Q and is disclosed in Note 3. The adoption of this guidance affects CIT’s disclosures of loans and allowance for loan losses, but does not affect its financial condition or results of operations. The new disclosures relating to loan modifications, including troubled debt restructurings in accordance with ASU 2011-02, A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring, were deferred until reporting periods beginning after June 15, 2011.

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

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 — LOANS

The following table presents finance receivables by segment, based on obligor location:

(dollars in millions)

	March 31, 2011			December 31, 2010

	Domestic	Foreign	Total	Domestic	Foreign	Total
Corporate Finance	$5,951.1	$1,945.0	$7,896.1	$6,482.4	$1,999.8	$8,482.2
Transportation Finance	1,026.5	256.1	1,282.6	1,098.8	290.1	1,388.9
Trade Finance	2,487.6	135.0	2,622.6	2,207.7	179.7	2,387.4
Vendor Finance	2,470.7	1,565.8	4,036.5	2,582.9	1,583.2	4,166.1
Consumer	7,881.6	17.3	7,898.9	8,058.8	17.1	8,075.9

Total	$19,817.5	$3,919.2	$23,736.7	$20,430.6	$4,069.9	$24,500.5

The following table presents selected information related to components of the net investment in finance leases, which are included in total finance receivables:

(dollars in millions)

	March 31, 2011	December 31, 2010

Unearned income	$(1,262.1)	$(1,356.3)
Net unamortized deferred fees and costs	25.8	16.0
Total finance leases	4,347.9	4,522.1

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

Credit Quality Information

The following table summarizes finance receivables by the risk ratings that bank regulatory agencies utilize to classify credit exposure and which are consistent with indicators the Company monitors. Risk ratings are reviewed on a regular and ongoing basis by Credit Risk Management and are adjusted as necessary for updated information affecting borrowers’ ability to fulfill their obligations. Loans rated as substandard and doubtful are considered classified loans. Classified loans plus special mention loans are considered criticized loans.

The definitions of these ratings are as follows:

  Pass – finance receivables in this category do not meet the criteria for classification in one of the categories below.

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

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Substantially all of the Doubtful accounts were on non-accrual status at March 31, 2011 and December 31, 2010, and approximately one-quarter and one-third, respectively, of the Substandard accounts were on non-accrual status as of those dates.

(dollars in millions)
	Corporate Finance - Other	Corporate Finance- SBL	Transportation Finance	Trade Finance	Vendor Finance US	Vendor Finance International	Total Commercial	Total Consumer	Totals(1)
At March 31, 2011
Grade:
Pass	$4,705.9	$343.0	$617.7	$2,210.6	$2,110.2	$1,857.5	$11,844.9	$6,955.5	$18,800.4
Special mention	1,074.9	172.6	301.2	225.9	140.4	179.6	2,094.6	494.4	2,589.0
Substandard	1,002.1	196.0	351.1	162.5	164.7	131.4	2,007.8	451.0	2,458.8
Doubtful	397.3	172.6	29.8	23.6	51.0	61.1	735.4	1.5	736.9

Total	$7,180.2	$884.2	$1,299.8	$2,622.6	$2,466.3	$2,229.6	$16,682.7	$7,902.4	$24,585.1

Non-accrual loans	$809.5	$194.6	$62.1	$98.0	$71.5	$69.4	$1,305.1	$0.9	$1,306.0

At December 31, 2010

Grade:
Pass	$4,843.4	$360.9	$652.3	$1,977.9	$2,198.5	$1,867.9	$11,900.9	$7,348.4	$19,249.2
Special mention	1,275.6	161.0	540.8	244.3	142.5	193.1	2,557.3	358.2	2,915.6
Substandard	1,205.1	211.8	192.4	123.0	180.7	135.4	2,048.4	614.4	2,662.8
Doubtful	460.0	183.6	3.4	42.2	55.4	60.8	805.4	1.6	807.0

Total	$7,784.1	$917.3	$1,388.9	$2,387.4	$2,577.1	$2,257.2	$17,312.0	$8,322.6	$25,634.6

Non-accrual loans	$1,025.4	$214.4	$63.2	$164.4	$80.2	$67.7	$1,615.3	$0.7	$1,616.0

(1)	Balances include $848.4 million and $1,134.1 million of loans in Assets Held for Sale at March 31, 2011 and December 31, 2010,respectively, which are measured at the lower of cost or fair value. ASU 2010-20 does not require inclusion of these finance receivables in the disclosures above. Until they are disposed of, the Company manages the credit risk and collections of finance receivables held for sale consistently with its finance receivables held for investment, so that Company data are tracked and used for management purposes on an aggregated basis, as presented above.

Past Due and Non-accrual Loans

The table that follows presents portfolio delinquency status, regardless of accrual/non-accrual classification:

Finance Receivables — Delinquency Status (dollars in millions)

	30–59 Days Past Due	60–89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Finance Receivables(1)

At March 31, 2011
Commercial
Corporate Finance - Other	$15.2	$9.2	$112.0	$136.4	$7,043.8	$7,180.2
Corporate Finance - SBL	18.8	6.6	47.3	72.7	811.5	884.2
Transportation Finance	7.9	2.9	2.5	13.3	1,286.5	1,299.8
Trade Finance	27.7	1.4	3.0	32.1	2,590.5	2,622.6
Vendor Finance US	46.9	17.9	18.4	83.2	2,383.1	2,466.3
Vendor Finance International	20.1	8.2	11.2	39.5	2,190.1	2,229.6
Consumer	332.6	160.9	449.5	943.0	6,959.4	7,902.4

Total	$469.2	$207.1	$643.9	$1,320.2	$23,264.9	$24,585.1

At December 31, 2010
Commercial
Corporate Finance - Other	$43.2	$33.7	$149.2	$226.1	$7,558.0	$7,784.1
Corporate Finance -SBL	21.8	8.6	73.0	103.4	813.9	917.3
Transportation Finance	9.0	1.8	0.6	11.4	1,377.5	1,388.9
Trade Finance	35.0	1.8	1.3	38.1	2,349.3	2,387.4
Vendor Finance US	59.4	23.2	20.3	102.9	2,474.2	2,577.1
Vendor Finance International	20.2	11.5	10.6	42.3	2,214.9	2,257.2
Consumer	351.4	175.9	434.1	961.4	7,361.2	8,322.6

Total	$540.0	$256.5	$689.1	$1,485.6	$24,149.0	$25,634.6

(1)	Balances include $848.4 million and $1,134.1 million of loans in Assets Held for Sale at March 31, 2011 and December 30, 2010, respectively.

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth non-accrual loans and assets received in satisfaction of loans (repossessed assets). Non-accrual loans include loans greater than $500,000 that are individually evaluated and determined to be impaired, as well as loans less than $500,000 that are delinquent (generally for more than 90 days).

Finance Receivables on Non-accrual Status (dollars in millions)

	March 31, 2011			December 31, 2010

	Held for Investment	Held for Sale	Total	Held for Investment	Held for Sale	Total
Commercial
Corporate Finance - Other	$701.3	$108.2	$809.5	$969.3	$56.1	$1,025.4
Corporate Finance - SBL	170.9	23.7	194.6	214.4	–	214.4
Transportation Finance	62.1	–	62.1	63.2	–	63.2
Trade Finance	98.0	–	98.0	164.4	–	164.4
Vendor Finance - US	71.5	–	71.5	80.2	–	80.2
Vendor Finance - International	36.4	33.0	69.4	40.4	27.3	67.7
Consumer	0.9	–	0.9	0.4	0.3	0 .7

Total non-accrual loans	$1,141.1	$164.9	$1,306.0	$1,532.3	$83.7	$1,616.0

Repossessed assets			17.7			21.1

Total non-performing assets			$1,323.7			$1,637.1

Government guaranteed accruing loans past
due 90 days or more			$449.2			$433.6
Other accruing loans past due 90 days or more			4.5			1.7

Total accruing loans past due 90 days or more			$453.7			$435.3

Payments received on non-accrual financing receivables are generally applied against outstanding principal.

Impaired Loans

The Company’s policy is to review for impairment finance receivables greater than $500,000 that are placed on non-accrual status. Consumer loans and small-ticket loan and lease receivables that have not been modified in a troubled debt restructuring, as well as short-term factoring receivables, are included (if appropriate) in the reported non-accrual balances above, but are excluded from the impaired finance receivables disclosure below as charge-offs are typically determined and recorded for such loans when they are more than 120 – 150 days past due.

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

Impaired Loans At or for the Quarter Ended March 31, 2011 (dollars in millions)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

With no related allowance recorded:
Commercial
Corporate Finance - Other	$240.4	$392.4	$–	$237.9
Corporate Finance - SBL	32.9	44.7	–	41.8
Transportation Finance	8.6	10.4	–	9.8
Trade Finance	84.4	118.3	–	107.9
Vendor Finance US	16.9	27.1	–	21.7
Vendor Finance International	15.4	33.5	–	15.5
With an allowance recorded:
Commercial
Corporate Finance - Other	115.8	139.4	43.8	132.3
Corporate Finance - SBL	48.2	52.2	13.1	50.1
Transportation Finance	53.4	59.2	11.7	54.9
Trade Finance	19.1	25.1	4.8	23.1

Total Commercial	$635.1	$902.3	$73.4	$695.0

Impaired Loans for the quarter ended March 31, 2010
Average Recorded Investment      $206.4

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2010(1)	Recorded Investment(1)	Unpaid Principal Balance(1)	Related Allowance

With no related allowance recorded:
Commercial
Corporate Finance – Other	$235.3	$377.5	$–
Corporate Finance – SBL	50.7	72.2	–
Transportation Finance	11.0	12.8	–
Trade Finance	131.5	150.0	–
Vendor Finance US	26.5	51.5	–
Vendor Finance International	15.7	38.6	–
With an allowance recorded:
Commercial
Corporate Finance – Other	148.8	161.8	43.3
Corporate Finance – SBL	51.9	54.5	12.7
Transportation Finance	56.4	57.6	10.0
Trade Finance	27.1	31.1	5.3

Total Commercial	$754.9	$1,007.6	$71.3

(1)	December 31, 2010 balances were adjusted to exclude $81.2 million of recorded net investment and $161.1 million of unpaid principal related to loans classified in Assets Held for Sale.

Impairment occurs when, based on current information and events, it is probable that CIT will be unable to collect all amounts due according to contractual terms of the agreement. Impairment is measured as the shortfall between estimated value and recorded investment in the finance receivable. A specific allowance is recorded for the shortfall. In instances where the estimated value exceeds the recorded investment, no specific allowance is recorded. The estimated value is determined using fair value of collateral and other cash flows if the finance receivable is collateralized, or the present value of expected future cash flows discounted at the contract’s effective interest rate. The following summarizes key elements of the Company’s policy regarding the determination of collateral fair value in the measurement of impairment:

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

The Company periodically modifies the terms of loans / finance receivables in response to borrowers’ difficulties. Modifications that include a financial concession to the borrower are accounted for as troubled debt restructurings (TDRs). The net investment of TDRs at March 31, 2011 and December 31, 2010 were $404.0 million and $461.7 million, of which 96% and 95% were on non-accrual. Corporate Finance receivables accounted for 71% and 73% of the total TDRs. At March 31, 2011 and December 31, 2010, there were $17.4 million and $19.6 million, respectively, of commitments to lend additional funds to borrowers whose loan terms have been modified in troubled debt restructurings.

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans and Debt Securities Acquired with Deteriorated Credit Quality

For purposes of this presentation, finance receivables that were identified as impaired at the Convenience Date are presented separately below. The Company is applying the income recognition and disclosure guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality) to loans considered impaired in FSA at the time of emergence. The Company has no other loans reported under this guidance.

	March 31, 2011			December 31, 2010

(dollars in millions)	Carrying Amount	Outstanding balance(1)	Related Allowance	Carrying Amount	Outstanding balance(1)	Related Allowance
Commercial	$556.0	$1,598.4	$23.5	$795.6	$1,914.6	$54.9
Consumer	1.5	13.1	–	1.5	14.3	–

Totals	$557.5	$1,611.5	$23.5	$797.1	$1,928.9	$54.9

	Quarter Ended March 31, 2011		Quarter Ended March 31, 2010

	Provision for Credit Losses	Net Charge-offs	Provision for Credit Losses	Net Charge-offs
Commercial	$70.4	$101.8	$53.5	$47.8
Consumer	0.8	0.8	1.7	1.7

Totals	$71.2	$102.6	$55.2	$49.5

(1)	Represents the sum of contractual principal, interest and fees earned at the reporting date, aggregated as pre-FSA net investment grossed up for inception to date of charge-offs.

The following table presents the changes to the accretable discount related to all loans accounted for under ASC 310-30 (loans acquired with deteriorated credit quality).

Accretable discount activity for loans accounted for under ASC 310-30 at Emergence Date (dollars in millions):

Quarter Ended March 31, 2011

Accretable discount, beginning of period	$207.2
Accretion	(12.3)
Disposals/transfers	(27.4)

Accretable discount, end of period	$167.5

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — ALLOWANCE FOR LOAN LOSSES

The following table presents changes in the allowance for loan losses.

Allowance for Loan Losses and Recorded Investment in Finance Receivables
As of or for the Quarters Ended March 31, (dollars in millions)

	2011							2010

	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Total Commercial	Consumer	Total	Total

Allowance for loan losses:
Beginning balance	$303.7	$23.7	$29.9	$58.9	$416.2	$–	$416.2	$–
Provision for credit losses	74.5	1.8	3.3	42.9	122.5	0.9	123.4	226.1
Change relating to new accounting
pronouncement(1)	–	–	–	–	–	–	–	68.6
Changes relating to sales, foreign	2.6	(0.1)	0.7	0.3	3.5	–	3.5	(3.3)
currency translation, other
Gross charge-offs(2)	(125.0)	(0.7)	(6.2)	(26.3)	(158.2)	(1.2)	(159.4)	(79.7)
Recoveries	8.0	–	1.9	8.6	18.5	0.3	18.8	2.2

Allowance balance - end of period	$263.8	$24.7	$29.6	$84.4	$402.5	$–	$402.5	$213.9

Individually evaluated for impairment	$56.9	$11.7	$4.8	$–	$73.4	$–	$73.4
Collectively evaluated for impairment	185.4	13.0	24.8	82.4	305.6	–	305.6
Loans acquired with deteriorated credit
quality(3)	21.5	–	–	2.0	23.5	–	23.5

Allowance balance - end of period	$263.8	$24.7	$29.6	$84.4	$402.5	$–	$402.5

Reserve for unfunded lending
commitments(4)	$8.2	$0.9	$–	$–	$9.1	$–	$9.1

Financing receivables:
Individually evaluated for impairment	$437.3	$62.0	$103.5	$32.3	$635.1	$–	$635.1
Collectively evaluated for impairment	6,945.8	1,220.5	2,519.1	3,961.3	14,646.7	7,897.4	22,544.1
Loans acquired with deteriorated credit
quality(3)	513.0	0 .1	–	42.9	556.0	1.5	557.5

Ending balance	$7,896.1	$1,282.6	$2,622.6	$4,036.5	$15,837.8	$7,898.9	$23,736.7

Percent of total loans	33.3%	5.4%	11.0%	17.0%	66.7%	33.3%	100.0%

(1)	Reflects reserves associated with loans consolidated in accordance with 2010 adoption of accounting guidance on consolidation of variable interest entities.

(2)	Gross charge-offs include $74.9 million that were charged directly to the allowance for loan losses for the March 31, 2011 quarter, of which $69.7 million related to Corporate Finance with the remainder related to Trade Finance.

(3)	Represents loans considered impaired in FSA that are accounted for under the guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality).

(4)	Represents additional loan reserves for unfunded lending commitments and letters of credit recorded in Other Liabilities.

The allowance for loan losses balance prior to emergence was eliminated in FSA. The 2010 balance reflects estimated amounts for loans originated subsequent to the Emergence Date, loans that were held in VIEs that the Company has consolidated, and incremental amounts required on loans that were on the books at the Emergence Date.

NOTE 4 — INVESTMENT SECURITIES

At the end of 2011 first quarter, the Company purchased $6,125.5 million of U.S. Treasury securities. All of the investments in U.S. Treasuries mature in 91 days or less, and the carrying value approximates fair value. The securities were purchased using $4.2 billion of unrestricted cash and $1.9 billion of restricted cash. The restricted cash utilized resided in a Cash Sweep account, for which investments in certain high-grade securities is a permitted use.

Total investment securities include debt and equity securities. Debt instruments primarily consisted of U.S. Treasuries, U.S. agency bonds and foreign government bonds while equity securities include common stock and warrants.

Investment Securities (dollars in millions)	March 31, 2011	December 31, 2010

Debt securities available-for-sale	$6,125.5	$–
Equity securities available-for-sale	17.3	37.5
Debt securities held-to-maturity(1)	186.4	195.9
Non-marketable equity securities carried at cost(2)	87.7	95.1

Total investment securities	$6,416.9	$328.5

(1)	Recorded at amortized cost less impairment on securities that have credit-related impairment.

(2)	Non-marketable equity securities are carried at cost and primarily consist of shares issued by customers during loan work out situations or as part of an original loan investment.

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt securities are recorded on the Consolidated Balance Sheet as of the trade date and classified based on management’s intention on the date of purchase.

Securities Available-for-Sale

The following table presents amortized cost and fair value of securities available-for-sale (AFS): (dollars in millions)

	March 31, 2011

	Amortized Cost	Gross Unrealized Gains	Fair Value

Debt securities AFS
U.S. Treasury	$6,125.5	$–	$6,125.5
Equity securities AFS	17.2	0.1	17.3

Total securities AFS	$6,142.7	$0.1	$6,142.8

The Company conducts and documents periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other than temporary. Any credit-related impairment on debt securities that the Company does not plan to sell and is not likely to be required to sell is recognized in the Consolidated Statement of Income, with the non-credit-related impairment recognized in other comprehensive income. For other impaired debt securities, the entire impairment is recognized in the Consolidated Statement of Income.

The following table presents interest and dividends on investments:

dollars in millions	Quarter Ended March 31

	2011	2010

Interest	$7.7	$5.5
Dividends	–	1.8

Total interest and dividends	$7.7	$7.3

Gross realized investment gains for the quarter ended March 31, 2011 were $23.0 million and exclude losses from other-than-temporary impairment.

Debt Securities Held-to-Maturity

The carrying value and fair value of securities held-to-maturity (HTM) at March 31, 2011 and December 31, 2010 were as follows:

dollars in millions

	Carrying value	Gross unrecognized gains	Fair value

March 31, 2011
U.S. Treasury and federal agency securities
U.S. Treasury
Agency obligations	$112.0	$0.6	$112.6

Total U.S. Treasury and federal agency securities	112.0	0.6	112.6
Mortgage-backed securities
U.S. government and government-sponsored agency guaranteed	54.4	0.2	54.6
State and municipal	0.4	–	0.4
Foreign government	19.6	–	19.6

Total debt securities held-to-maturity	$186.4	$0.8	$187.2

December 31, 2010
U.S. Treasury and federal agency securities
U.S. Treasury
Agency obligations	$119.8	$0.7	$120.5

Total U.S. Treasury and federal agency securities	119.8	0.7	120.5
Mortgage-backed securities
U.S. government and government-sponsored agency guaranteed	56.9	1.0	57.9
State and municipal	0.4	–	0.4
Foreign government	18.8	–	18.8

Total debt securities held-to-maturity	$195.9	$1.7	$197.6

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amortized cost and fair value of debt securities HTM by contractual maturity dates:

	March 31, 2011		December 31, 2010

dollars in millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Mortgage-backed securities(1)
After 10 years(2)	$54.4	$54.6	$56.9	$57.9

Total	54.4	54.6	56.9	57.9

U.S. Treasury and federal agencies
After 1 but within 5 years	112.0	112.6	119.8	120.5

Total	112.0	112.6	119.8	120.5

State and municipal
After 1 but within 5 years	0.2	0.2	0.2	0.2
After 5 but within 10 years	0.2	0.2	0.2	0.2

Total	0.4	0.4	0.4	0.4

Foreign government
Due within 1 year	17.1	17.1	18.8	18.8
After 1 but within 5 years	2.5	2.5	–	–

Total	19.6	19.6	18.8	18.8

Total debt securities HTM	$186.4	$187.2	$195.9	$197.6

(1)	Includes mortgage-backed securities of U.S. federal agencies.

(2)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

Other-Than-Temporary Impairments

Recognition and Measurement of Other-Than-Temporary Impairments (OTTI)

OTTI amounts recognized in earnings totaled $6.1 million for the March 31, 2011 quarter, which were credit-related impairments on equity securities. There were no first quarter 2010 impairment charges. Impairment amounts in accumulated other comprehensive income were not significant at March 31, 2011 and December 31, 2010.

Evaluating Investments for OTTI

The Company conducts and documents periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other than temporary. The Company accounts for investment impairments in accordance with ASC 320-10-35-34, Investments—Debt and Equity Securities: Recognition of an Other-Than-Temporary Impairment. Under the guidance for debt securities, other-than-temporary impairment is recognized in earnings for debt securities that the Company has an intent to sell or that the Company believes it is more-likely-than-not that it will be required to sell prior to recovery of the amortized cost basis. For those securities that the Company does not intend to sell or expect to be required to sell, credit-related impairment is recognized in earnings, with the non-credit related impairment recorded in AOCI.

An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses that are determined to be temporary in nature are recorded, net of tax, in AOCI for AFS securities, while such losses related to HTM securities are not recorded, as these investments are carried at their amortized cost.

Amortized cost is defined as the original purchase cost, plus or minus any accretion or amortization of a purchase discount or premium. Regardless of the classification of the securities as AFS or HTM, the Company has assessed each investment for impairment. Factors considered in determining whether a loss is temporary would include:

  the length of time and the extent to which fair value has been below cost;

  the severity of the impairment;

  the cause of the impairment and the financial condition and near-term prospects of the issuer;

  activity in the market of the issuer that may indicate adverse credit conditions; and

  the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

The Company’s review for impairment generally includes:

  identification and evaluation of investments that have indications of possible impairment;

  analysis of individual investments that have fair values less than amortized cost, including consideration of the length of time the investment has been in an unrealized loss position and the expected recovery period;

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  discussion of evidential matter, including an evaluation of factors or triggers that could cause individual investments to qualify as having other-than-temporary impairment and those that would not support other-than-temporary impairment; and

  documentation of the results of these analyses, as required under business policies.

For equity securities, management considers the various factors described above, including its intent and ability to hold the equity security for a period of time sufficient for recovery to cost. Where management lacks that intent or ability, the security’s decline in fair value is deemed to be other than temporary and is recorded in earnings. AFS equity securities deemed other-than-temporarily impaired are written down to fair value, with the full difference between fair value and cost recognized in earnings.

NOTE 5 — LONG-TERM BORROWINGS

The following table presents outstanding long-term borrowings.

(dollars in millions)	March 31, 2011			December 31, 2010

	CIT Group Inc.	Subsidiaries	Total	Total

Secured borrowings	$–	$10,347.7	$10,347.7	$10,965.8
First lien facility	198.1	2,842.8	3,040.9	3,042.6
Other debt	85.9	69.5	155.4	167.7
Series A Notes	18,142.6	–	18,142.6	19,037.9
Series B Notes	–	–	–	765.8
Series C Notes	2,000.0	–	2,000.0	–

Total debt	$20,426.6	$13,260.0	$33,686.6	$33,979.8

Secured Borrowings

Set forth below are borrowings and pledged assets primarily owned by consolidated variable interest entities. Creditors of these entities received ownership and/or security interests in the assets. These entities are intended to be bankruptcy remote so that such assets are not available to creditors of CIT or any affiliates of CIT. These transactions do not meet accounting requirements for sales treatment and are recorded as secured borrowings. Except as otherwise noted, pledged assets listed below are not included in the collateral available to lenders under the First Lien Facility or the Series A or C Notes described below.

Secured Borrowings and Pledged Asset Summary (dollars in millions)

	March 31, 2011		December 31, 2010
	Secured Borrowing	Assets Pledged	Secured Borrowing	Assets Pledged
Education loan trusts and conduits (student loans)	$4,102.2	$5,440.9	$4,184.4	$5,558.8
GSI Facility borrowings (1)	1,300.7	2,089.2	1,624.6	2,349.5
Vendor finance(2)	773.4	989.4	601.4	808.1
Equipment lease securitizations (Vendor)	610.3	818.5	757.7	949.3
Trade Finance	382.2	1,585.5	504.9	1,479.6
Corporate Finance CLO I	467.4	477.6	467.4	451.2
Canadian equipment receivables financing	264.2	364.9	346.1	434.2
Corporate finance (SBL)(2)	280.0	304.8	258.0	283.6
Transportation Finance – Aero	61.3	60.6	62.4	61.6

Subtotal – Finance Receivables	8,241.7	12,131.4	8,806.9	12,375.9

Aircraft financing(3)	1,289.9	1,518.9	1,315.1	1,531.0
Transportation Finance – Rail	147.6	140.4	148.9	146.2
GSI Facility borrowings (Aero)	500.8	1,113.4	519.8	1,119.3
Other structures	92.9	120.9	99.8	126.2

Subtotal – Equipment under operating leases	2,031.2	2,893.6	2,083.6	2,922.7

FHLB borrowings (Consumer)(4)	74.8	112.0	75.3	119.8

Total	$10,347.7	$15,137.0	$10,965.8	$15,418.4

(1)	At March 31, 2011 borrowing is secured by $1.4 billion of corporate finance receivables, $0.6 billion of student loans, and $0.1 billion of small business lending loans of which $31.4 million were classified in Assets Held for sale at March 31, 2011.

(2)	Includes repurchase of assets previously sold or securitized and the associated secured debt.

(3)	Secured aircraft financing facility for the purchase of specified Airbus aircraft.

(4)	Collateralized with Government Debentures and Certificates of Deposit.

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

First Lien Facility

In August 2010, CIT amended its existing first lien credit facility agreements (the “First Lien Facility”) and refinanced the remaining principal balance. The First Lien Facility has an outstanding balance of $3 billion that matures in August 2015. This facility carries an interest rate of LIBOR + 4.50% with a 1.75% LIBOR floor. The First Lien Facility is generally secured by a first lien on substantially all U.S. assets that are not otherwise pledged to secure the borrowings of special purpose entities as described below under “Other Secured Borrowings”, 65% of the voting shares and 100% of the non-voting shares of certain foreign subsidiaries and between 44% and 65% of the equity interest or capital stock in certain other non-U.S., non-regulated subsidiaries. The First Lien Facility is subject to a collateral coverage covenant (based on CIT’s book value in accordance with GAAP) of 2.5x the outstanding loan balance, tested quarterly and upon certain transfers, dispositions or releases of collateral. The First Lien Facility also contains a number of additional covenants, some of which do not impose restrictions on the Company if CIT continues to maintain a collateral coverage ratio of 2.75x or greater.

Series A and Series C Notes

In March 2011, the Company issued $2 billion of new Series C Second-Priority Secured Notes, consisting of $1.3 billion of three-year 5.25% fixed rate notes and $700 million of seven-year 6.625% fixed rate notes. The covenants in the new Series C Notes are materially less restrictive than those in the outstanding Series A Notes, and more consistent with covenants in investment grade-rated bonds. The proceeds of the transaction were used, in conjunction with available cash, to redeem an additional $2.5 billion of 7% Series A Notes at a redemption price of 102% of the aggregate principal amount on May 2, 2011. This redemption included approximately $1.1 billion principal amount of remaining 2013 Series A Notes and approximately $1.4 billion principal amount of the 2014 Series A Notes. The acceleration of FSA amortization on the 2013 and 2014 maturities will add approximately $65 million and $50 million, respectively, to second quarter interest expense.

During the 2011 first quarter, we redeemed $1.0 billion of the 7% Series A Notes due in 2013 at a redemption price of 102% of the aggregate principal amount redeemed. The acceleration of FSA amortization on the Series A Notes was $25 million and resulted in an increase to interest expense.

The Series A Notes and Series C Notes are generally secured by second-priority security interests in all the assets securing the First Lien Facility. The Series A Notes Indentures limit the ability of the Company and the Company’s restricted subsidiaries to make certain payments or investments, incur indebtedness (including guarantees), issue preferred stock, incur liens, enter into sale and leaseback transactions, pay dividends, sell assets, and enter into transactions with affiliates. The Series C Notes Indentures limit the Company’s ability to create liens, merge or consolidate, or sell, transfer, lease or dispose of all or substantially all of its assets. Under the terms of the Series A Notes, the Company is required to use certain cash collections to repay the First Lien Facility and Series A Notes on an accelerated basis as part of the Cash Sweep; there is no such requirement under the Series C Notes.

The guarantees and collateral for the Series C Notes will be released upon the Series C Notes receiving an investment grade rating from each of Moody's and S&P after giving effect to the release. In addition, the guarantees and/or collateral for the Series C Notes will be automatically released if the same guarantees and/or collateral for the Series A Notes are released at the same time or if the Series A Notes have been paid off in full.

In the event of a Change of Control as defined in the Series A Indentures, holders of the Series A Notes will have the right to require the Company, as applicable, to repurchase all or a portion of the Series A Notes at a

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

purchase price equal to 101% of the principal amount, plus accrued and unpaid interest to the date of such repurchase.

Upon a Change of Control Triggering Event as defined in the Series C Indentures, holders of the Series C Notes will have the right to require the Company, as applicable, to repurchase all or a portion of the Series C Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest to the date of such repurchase.

Series B Notes

During the 2011 first quarter, we redeemed the remaining $0.75 billion of 10.25% Series B Notes at a redemption price of 102% of the aggregate principal amount redeemed. The acceleration of FSA accretion on the Series B Notes was $14 million and resulted in a decrease to interest expense.

Summarized Financial Information of Subsidiaries

In accordance with the Series A Notes Indenture, the following tables present two mutually exclusive sets of condensed consolidating financial statements, reflecting the following:

  The first set of condensed consolidated financial statements includes entities that are considered guarantors or non-guarantors. Guarantor entities are those that have guaranteed the unregistered debt under the First Lien Facility and Series A Notes. Non-guarantors are all other entities including those which may have pledged assets but did not guarantee the debt.

  The second set reflects both restricted and unrestricted subsidiaries. Unrestricted subsidiaries include regulated entities such as CIT Bank, joint ventures, special purpose entities and entities deemed immaterial. Restricted entities include all other subsidiaries.

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEETS (dollars in millions)

			Non Guarantor Entities

March 31, 2011	CIT Group Inc.	Guarantor Entities	Pledged Entities	Other Non Guarantor Entities	Eliminations	Consolidated Total

ASSETS:
Net loans	$–	$5,071.2	$2,302.5	$16,370.4	$(409.9)	$23,334.2
Operating lease equipment, net	–	4,422.2	4,762.3	1,889.8	(34.1)	11,040.2
Assets held for sale	–	286.4	411.5	476.5	–	1,174.4
Cash and deposits with banks	683.0	888.3	1,229.4	2,946.3	(60.2)	5,686.8
Investment securities	4,199.9	2,000.6	6.7	392.9	(183.2)	6,416.9
Other assets	31,762.7	18,958.0	4,721.4	2,904.4	(55,323.8)	3,022.7

Total Assets	$36,645.6	$31,626.7	$13,433.8	$24,980.3	$(56,011.2)	$50,675.2

LIABILITIES AND EQUITY:
Long-term borrowings, including deposits	$20,426.6	$2,864.6	$1,291.2	$13,670.0	$(271.2)	$37,981.2
Credit balances of factoring clients	–	1,310.7	–	3.8	(203.8)	1,110.7
Other liabilities	7,226.7	(1,453.1)	4,346.1	(7,281.9)	(248.5)	2,589.3

Total Liabilities	27,653.3	2,722.2	5,637.3	6,391.9	(723.5)	41,681.2

Total Stockholders’ Equity	8,992.3	28,904.5	7,796.2	18,588.0	(55,288.7)	8,992.3
Noncontrolling minority interests	–	–	0.3	0.4	1.0	1.7

Total Equity	8,992.3	28,904.5	7,796.5	18,588.4	(55,287.7)	8,994.0

Total Liabilities and Equity	$36,645.6	$31,626.7	$13,433.8	$24,980.3	$(56,011.2)	$50,675.2

December 31, 2010(*)
ASSETS:
Net loans	$–	$5,249.2	$2,388.5	$16,762.7	$(316.1)	$24,084.3
Operating lease equipment, net	–	4,421.8	4,847.9	1,904.6	(37.6)	11,136.7
Assets held for sale	–	340.2	293.5	584.8	–	1,218.5
Cash and deposits with banks	2,725.6	4,404.8	1,176.1	2,936.3	(38.8)	11,204.0
Investment securities	–	100.8	7.3	403.5	(183.1)	328.5
Other assets	31,047.4	18,524.6	4,598.1	2,816.1	(54,000.0)	2,986.2

Total Assets	$33,773.0	$33,041.4	$13,311.4	$25,408.0	$(54,575.6)	$50,958.2

LIABILITIES AND EQUITY:
Long-term borrowings, including deposits	$19,322.0	$2,866.2	$2,083.0	$14,497.0	$(252.2)	$38,516.0
Credit balances of factoring clients	–	926.1	–	9.2	–	935.3
Other liabilities	5,535.0	850.9	4,451.1	(7,908.3)	(335.5)	2,593.2

Total Liabilities	24,857.0	4,643.2	6,534.1	6,597.9	(587.7)	42,044.5

Total Stockholders’ Equity	8,916.0	28,398.2	6,776.9	18,809.8	(53,984.9)	8,916.0
Noncontrolling minority interests	–	–	0.4	0.3	(3.0)	(2.3)

Total Equity	8,916.0	28,398.2	6,777.3	18,810.1	(53,987.9)	8,913.7

Total Liabilities and Equity	$33,773.0	$33,041.4	$13,311.4	$25,408.0	$(54,575.6)	$50,958.2

(*) 2010 data has been conformed to the current quarter presentation.

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATION (dollars in millions)

			Non Guarantor Entities

	CIT Group Inc.	Guarantor Entities	Pledged Entities	Other Non Guarantor Entities	Eliminations	Consolidated Total

Quarter Ended March 31, 2011
Interest income	$1.1	$246.6	$94.8	$302.6	$(1.9)	$643.2
Interest expense	(451.0)	(87.6)	(59.3)	(104.9)	3.9	(698.9)

Net interest revenue	(449.9)	159.0	35.5	197.7	2.0	(55.7)
Provision for credit losses	(1.8)	(22.4)	(23.0)	(76.3)	0.1	(123.4)

Net interest revenue, after credit provision	(451.7)	136.6	12.5	121.4	2.1	(179.1)
Equity in net income of subsidiaries	576.4	290.8	71.5	78.5	(1,017.2)	–
Other Income
Rental income on operating leases	–	146.2	175.5	91.6	–	413.3
Other	(119.1)	216.4	49.7	137.7	(6.5)	278.2

Total other income	(119.1)	362.6	225.2	229.3	(6.5)	691.5

Total revenue, net of interest expense
and credit provision	5.6	790.0	309.2	429.2	(1,021.6)	512.4

Other Expenses
Depreciation on operating lease equipment	–	(48.8)	(64.3)	(47.4)	–	(160.5)
Operating expenses	(17.9)	(141.9)	(13.5)	(49.5)	6.4	(216.4)

Total other expenses	(17.9)	(190.7)	(77.8)	(96.9)	6.4	(376.9)

Income (loss) before income taxes	(12.3)	599.3	231.4	332.3	(1,015.2)	135.5
Benefit (provision) for income taxes	77.8	(43.9)	(41.9)	(57.7)	–	(65.7)

Net income (loss) before attribution of
noncontrolling interests	65.5	555.4	189.5	274.6	(1,015.2)	69.8
Net income attributable to noncontrolling
interests, after tax	–	–	–	(0.1)	(4.1)	(4.2)

Net income (loss)	$65.5	$555.4	$189.5	$274.5	$(1,019.3)	$65.6

Quarter Ended March 31, 2010(*)
Interest income	$0.4	$509.0	$165.3	$443.4	$(13.4)	$1,104.7
Interest expense	(462.7)	(102.0)	(139.0)	(135.0)	7.3	(831.4)

Net interest revenue	(462.3)	407.0	26.3	308.4	(6.1)	273.3
Provision for credit losses	0.4	(154.7)	(24.8)	(47.0)	–	(226.1)

Net interest revenue, after credit provision	(461.9)	252.3	1.5	261.4	(6.1)	47.2
Equity in net income of subsidiaries	442.5	232.2	35.4	120.1	(830.2)	–
Other Income
Rental income on operating leases	–	129.9	183.2	113.2	(0.5)	425.8
Other	51.8	84.1	61.7	(44.5)	(2.7)	150.4

Total other income	51.8	214.0	244.9	68.7	(3.2)	576.2

Total revenue, net of interest expense
and credit provision	32.4	698.5	281.8	450.2	(839.5)	623.4

Other Expenses
Depreciation on operating lease equipment	–	(47.4)	(72.9)	(52.6)	0.2	(172.7)
Operating expenses	9.0	(169.5)	(19.7)	(100.8)	19.3	(261.7)

Total other expenses	9.0	(216.9)	(92.6)	(153.4)	19.5	(434.4)

Income (loss) before income taxes	41.4	481.6	189.2	296.8	(820.0)	189.0
Benefit (provision) for income taxes	101.9	(77.9)	(42.0)	(25.4)	–	(43.4)

Net income (loss) before attribution of
noncontrolling interests	143.3	403.7	147.2	271.4	(820.0)	145.6
Net income attributable to noncontrolling
interests, after tax	–	–	–	0.3	(1.3)	(1.0)

Net income (loss)	$143.3	$403.7	$147.2	$271.7	$(821.3)	$144.6

(*) 2010 data has been conformed to the current quarter presentation.

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (dollars in millions)

			Non Guarantor Entities

Quarter Ended March 31, 2011	CIT Group Inc.	Guarantor Entities	Pledged Entities	Other Non Guarantor Entities	Eliminations	Consolidated Total

Cash Flows From Operating
Activities:
Net cash flows provided by
(used for) operations	$(573.5)	$276.2	$15.0	$405.5	$–	$123.2

Cash Flows From Investing
Activities:
Net decrease in financing and
leasing assets and other
investing activities	(4,195.4)	(143.2)	74.2	527.4	–	(3,737.0)
(Increase) decrease in inter-
company loans and
investments	1,732.9	–	–	–	(1,732.9)	–

Net cash flows (used for)
provided by investing activities	(2,462.5)	(143.2)	74.2	527.4	(1,732.9)	(3,737.0)

Cash Flows From Financing
Activities:
Net increase (decrease) in debt
and other financing activities	999.7	5.8	(740.0)	(958.8)	–	(693.3)
Inter-company financing	–	(2,451.8)	689.0	29.9	1,732.9	–

Net cash flows provided by
(used for) financing activities	999.7	(2,446.0)	(51.0)	(928.9)	1,732.9	(693.3)

Net (decrease) increase in
unrestricted cash and cash
equivalents	(2,036.3)	(2,313.0)	38.2	4.0	–	(4,307.1)
Unrestricted cash and cash
equivalents, beginning of period	2,703.6	2,946.4	1,021.1	1,979.1	–	8,650.2

Unrestricted cash and cash
equivalents, end of period	$667.3	$633.4	$1,059.3	$1,983.1	$–	$4,343.1

Quarter Ended March 31, 2010(*)

Cash Flows From Operating
Activities:
Net cash flows provided by
(used for) operations	$75.8	$381.7	$51.4	$(390.3)	$–	$118.6

Cash Flows From Investing
Activities:
Net decrease in financing and
leasing assets and other
investing activities	131.4	(591.4)	30.9	2,577.5	–	2,148.4
(Increase) decrease in inter-
company loans and investments	278.5	–	–	–	(278.5)	–

Net cash flows (used for)
provided by investing activities	409.9	(591.4)	30.9	2,577.5	(278.5)	2,148.4

Cash Flows From Financing
Activities:
Net increase (decrease) in debt
and other financing activities	(52.1)	(1,022.1)	(145.5)	(1,365.3)	–	(2,585.0)
Inter-company financing	–	955.5	(226.1)	(1,007.9)	278.5	–

Net cash flows provided by
(used for) financing activities	(52.1)	(66.6)	(371.6)	(2,373.2)	278.5	(2,585.0)

Net (decrease) increase in
unrestricted cash and cash
equivalents	433.6	(276.3)	(289.3)	(186.0)	–	(318.0)
Unrestricted cash and cash
equivalents, beginning of period	609.3	4,420.6	808.1	2,567.2	–	8,405.2

Unrestricted cash and cash
equivalents, end of period	$1,042.9	$4,144.3	$518.8	$2,381.2	$–	$8,087.2

(*) 2010 data has been conformed to the current quarter presentation.

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEETS (dollars in millions)

March 31, 2011	CIT Group Inc.	Restricted Entities	Unrestricted Entities	Eliminations	Consolidated Total

ASSETS:
Net loans	$–	$7,744.9	$15,999.2	$(409.9)	$23,334.2
Operating lease equipment, net	–	9,490.4	1,583.9	(34.1)	11,040.2
Assets held for sale	–	726.0	448.4	–	1,174.4
Cash and deposits with banks	683.0	2,528.9	2,535.1	(60.2)	5,686.8
Investment securities	4,199.9	2,007.3	392.9	(183.2)	6,416.9
Other assets	31,762.7	8,527.1	347.2	(37,614.3)	3,022.7

Total Assets	$36,645.6	$31,024.6	$21,306.7	$(38,301.7)	$50,675.2

LIABILITIES AND EQUITY:
Long-term borrowings, including deposits	$20,426.6	$4,155.7	$13,670.1	$(271.2)	$37,981.2
Credit balances of factoring clients	–	1,310.7	3.8	(203.8)	1,110.7
Other liabilities	7,226.7	(3,394.4)	(994.5)	(248.5)	2,589.3

Total Liabilities	27,653.3	2,072.0	12,679.4	(723.5)	41,681.2

Total Stockholders’ Equity	8,992.3	28,952.3	8,626.9	(37,579.2)	8,992.3
Noncontrolling minority interests	–	0.3	0.4	1.0	1.7

Total Equity	8,992.3	28,952.6	8,627.3	(37,578.2)	8,994.0

Total Liabilities and Equity	$36,645.6	$31,024.6	$21,306.7	$(38,301.7)	$50,675.2

December 31, 2010(*)
ASSETS:
Net loans	$–	$8,041.4	$16,359.0	$(316.1)	$24,084.3
Operating lease equipment, net	–	9,605.7	1,568.6	(37.6)	11,136.7
Assets held for sale	–	678.4	540.1	–	1,218.5
Cash and deposits with banks	2,725.6	5,885.6	2,631.6	(38.8)	11,204.0
Investment securities	–	108.1	403.5	(183.1)	328.5
Other assets	31,047.4	9,115.0	328.8	(37,505.0)	2,986.2

Total Assets	$33,773.0	$33,434.2	$21,831.6	$(38,080.6)	$50,958.2

LIABILITIES AND EQUITY:
Long-term borrowings, including deposits	$19,322.0	$4,949.2	$14,497.0	$(252.2)	$38,516.0
Credit balances of factoring clients	–	926.1	9.2	–	935.3
Other liabilities	5,535.0	(888.6)	(1,717.7)	(335.5)	2,593.2

Total Liabilities	24,857.0	4,986.7	12,788.5	(587.7)	42,044.5

Total Stockholders’ Equity	8,916.0	28,447.1	9,042.8	(37,489.9)	8,916.0
Noncontrolling minority interests	–	0.4	0.3	(3.0)	(2.3)

Total Equity	8,916.0	28,447.5	9,043.1	(37,492.9)	8,913.7

Total Liabilities and Equity	$33,773.0	$33,434.2	$21,831.6	$(38,080.6)	$50,958.2

(*) 2010 data has been conformed to the current quarter presentation.

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATION (dollars in millions)

	CIT Group Inc.	Restricted Entities	Unrestricted Entities	Eliminations	Consolidated Total

Quarter Ended March 31, 2011
Interest income	$1.1	$354.3	$289.7	$(1.9)	$643.2
Interest expense	(451.0)	(113.2)	(138.6)	3.9	(698.9)

Net interest revenue	(449.9)	241.1	151.1	2.0	(55.7)
Provision for credit losses	(1.8)	(41.4)	(80.3)	0.1	(123.4)

Net interest revenue, after credit provision	(451.7)	199.7	70.8	2.1	(179.1)
Equity in net income of subsidiaries	576.4	72.2	–	(648.6)	–
Other Income
Rental income on operating leases	–	343.3	70.0	–	413.3
Other	(119.1)	323.0	80.8	(6.5)	278.2

Total other income	(119.1)	666.3	150.8	(6.5)	691.5

Total revenue, net of interest expense
and credit provision	5.6	938.2	221.6	(653.0)	512.4

Other Expenses
Depreciation on operating lease equipment	–	(128.4)	(32.1)	–	(160.5)
Operating expenses	(17.9)	(160.1)	(44.8)	6.4	(216.4)

Total other expenses	(17.9)	(288.5)	(76.9)	6.4	(376.9)

Income (loss) before income taxes	(12.3)	649.7	144.7	(646.6)	135.5
Benefit (provision) for income taxes	77.8	(96.1)	(47.4)	–	(65.7)

Net income (loss) before attribution of
noncontrolling interests	65.5	553.6	97.3	(646.6)	69.8
Net income attributable to noncontrolling interests, after tax	–	–	(0.1)	(4.1)	(4.2)

Net income (loss)	$65.5	$553.6	$97.2	$(650.7)	$65.6

Quarter Ended March 31, 2010(*)

Interest income	$0.4	$705.8	$411.9	$(13.4)	$1,104.7
Interest expense	(462.7)	(208.3)	(167.7)	7.3	(831.4)

Net interest revenue	(462.3)	497.5	244.2	(6.1)	273.3
Provision for credit losses	0.4	(185.8)	(40.7)	–	(226.1)

Net interest revenue, after credit provision	(461.9)	311.7	203.5	(6.1)	47.2
Equity in net income of subsidiaries	442.5	135.3	60.9	(638.7)	–
Other Income
Rental income on operating leases	–	336.8	89.5	(0.5)	425.8
Other	51.8	113.7	(12.4)	(2.7)	150.4

Total other income	51.8	450.5	77.1	(3.2)	576.2

Total revenue, net of interest expense
and credit provision	32.4	897.5	341.5	(648.0)	623.4

Other Expenses
Depreciation on operating lease equipment	–	(136.8)	(36.1)	0.2	(172.7)
Operating expenses	9.0	(242.2)	(47.8)	19.3	(261.7)

Total other expenses	9.0	(379.0)	(83.9)	19.5	(434.4)

Income (loss) before income taxes	41.4	518.5	257.6	(628.5)	189.0

Benefit (provision) for income taxes	101.9	(113.2)	(32.1)	–	(43.4)

Net income (loss) before attribution of
noncontrolling interests	143.3	405.3	225.5	(628.5)	145.6
Net income attributable to noncontrolling
interests, after tax	–	–	0.3	(1.3)	(1.0)

Net income (loss)	$143.3	$405.3	$225.8	$(629.8)	$144.6

(*) 2010 data has been conformed to the current quarter presentation.

NOTE 6 — DERIVATIVE FINANCIAL INSTRUMENTS

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

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company continues to assess hedge requirements and has reestablished counterparty relationships to facilitate hedging where economically appropriate. During 2011 and 2010, the Company’s portfolio was in an asset sensitive position, whereby assets reprice faster than liabilities, and interest margin increases in a rising interest rate environment. Our hedging strategies and qualifying hedges relate primarily to currency risk management of investments in foreign operations. The Company utilizes cross-currency swaps and foreign currency forward contracts to effectively convert U.S. dollar denominated debt to a foreign currency. These transactions are classified as either foreign currency net investment hedges, or foreign currency cash flow hedges, with resulting gains and losses reflected in accumulated other comprehensive income, a separate component of equity. For hedges of foreign currency net investment positions the “forward” method is applied whereby effectiveness is assessed and measured based on the amounts and currencies of the individual hedged net investments versus the notional amounts and underlying currencies of the derivative contract. For those hedging relationships where the critical terms of the entire debt instrument and the derivative are identical and the credit-worthiness of the counterparty to the hedging instrument remains sound, there is an expectation of no hedge ineffectiveness so long as those conditions continue to be met. The net interest differential is recognized on an accrual basis as an adjustment to other income or as interest expense to correspond with the hedged position.

See the Company’s Form 10-K Note 1 for further description of its derivative transaction policies.

The following table presents fair values and notional values of derivative financial instruments:

Fair and Notional Values of Derivative Financial Instruments (dollars in millions)

	March 31, 2011			December 31, 2010

Qualifying Hedges	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value

Cross currency swaps	$426.3	$–	$(23.0)	$414.7	$0.8	$(12.1)
Foreign currency forward exchange – cash
flow hedges	169.7	0.1	(2.4)	183.6	6.4	(1.4)
Foreign currency forward exchange – net
investment hedges	1,489.9	0.1	(93.1)	1,333.4	0.5	(61.0)

Total Qualifying Hedges	$2,085.9	$0.2	$(118.5)	$1,931.7	$7.7	$(74.5)

Non-Qualifying Hedges
Cross currency swaps	$1,370.7	$–	$(80.5)	$1,330.3	$14.2	$(38.4)
Interest rate swaps	978.9	4.0	(30.4)	1,046.8	4.5	(37.7)
Written options	79.8	–	–	273.8	–	–
Purchased options	979.5	2.5	–	903.0	2.7	–
Foreign currency forward exchange contracts	2,235.9	7.4	(94.5)	2,210.0	4.3	(50.2)
TRS	857.1	–	–	609.9	–	–

Total Non-qualifying Hedges	$6,501.9	$13.9	$(205.4)	$6,373.8	$25.7	$(126.3)

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

The following table presents the impact of derivatives on the statements of operations:

Derivative Instrument Gains and Losses (dollars in millions)

		Three Months Ended

	Gain / (Loss) Recognized
Derivative Instruments		March 31, 2011	March 31, 2010

Qualifying Hedges
Foreign currency exchange rate fluctuations – cash flow hedges	Other income	$(9.6)	$–

Total Qualifying Hedges		(9.6)	–
Non Qualifying Hedges
Cross currency swaps	Other income	(41.0)	9.3
Interest rate swaps	Other income	5.9	(19.4)
Foreign currency forward exchange contracts	Other income	(53.4)	70.1

Total Non-qualifying Hedges		(88.5)	60.0

Total derivatives-income statement impact		$(98.1)	$60.0

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — FAIR VALUE

Fair Value Hierarchy

The Company is required to report fair value measurements for specified classes of assets and liabilities. See Company’s Form 10-K Note 1 for description of its fair value measurement policy.

The Company characterizes inputs in the determination of fair value according to the fair value hierarchy. The fair value of the Company’s assets and liabilities where the measurement objective specifically requires the use of fair value are set forth in the tables below:

Assets and Liabilities Measured at Fair Value on a Recurring Basis (dollars in millions)

March 31, 2011	Total	Level 1	Level 2	Level 3

Assets
Debt Securities available for sale	$6,125.5	$–	$6,125.5	$–
Equity Securities available for sale	17.3	13.9	3.4	–
Trading assets at fair value - derivatives	13.9	–	13.9	–
Derivative counterparty assets at fair value	0.2	–	0.2	–

Total Assets	$6,156.9	$13.9	$6,143.0	$–

Liabilities
Trading liabilities at fair value - derivatives	$(205.4)	$–	$(205.1)	$(0.3)
Derivative counterparty liabilities at fair value	(118.5)	–	(118.5)	–

Total Liabilities	$(323.9)	$–	$(323.6)	$(0.3)

December 31, 2010

Assets
Equity Securities available for sale	$37.5	$16.2	$3.4	$17.9
Trading assets at fair value - derivatives	25.7	–	25.7	–
Derivative counterparty assets at fair value	7.7	–	7.7	–

Total Assets	$70.9	$16.2	$36.8	$17.9

Liabilities
Trading liabilities at fair value - derivatives	$(126.3)	$–	$(126.0)	$(0.3)
Derivative counterparty liabilities at fair value	(74.5)	–	(74.5)	–

Total Liabilities	$(200.8)	$–	$(200.5)	$(0.3)

The following table presents financial instruments for which a non-recurring change in fair value has been recorded:

Assets Measured at Fair Value on a Non-recurring Basis (dollars in millions)

		Fair Value Measurements at Reporting Date Using:

March 31, 2011	Total	Level 1	Level 2	Level 3	Total Gains and (Losses)

Assets
Assets Held for Sale	$341.3	$–	$–	$341.3	$(10.5)
Impaired loans	310.2	–	–	310.2	(2.7)

Total	$651.5	$–	$–	$651.5	$(13.2)

Loans are transferred from held-for-investment to held-for-sale at the lower of cost or fair value. At the time of transfer, a write-down of the loan is recorded as a charge-off, if applicable. Once classified as held for sale, the amount by which the carrying value exceeds fair value is recorded as a valuation allowance.

Impaired finance receivables (including loans or capital leases) of $500,000 or greater that are placed on non-accrual status are subject to periodic individual review in conjunction with the Company’s ongoing problem loan management (PLM) function. Impairment occurs when, based on current information and events, it is probable that CIT will be unable to collect all amounts due according to contractual terms of the agreement. Impairment is measured as the shortfall between estimated value and recorded investment in the finance receivable, with the estimated value determined using fair value of collateral and other cash flows if the finance receivable is collateralized, or the present value of expected future cash flows discounted at the contract’s effective interest rate.

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level 3 Gains and Losses

The tables below set forth a summary of changes in the estimated fair value of the Company’s Level 3 financial assets and liabilities measured on a recurring basis:

	Total	Derivatives	Equity Securities Available for Sale

Assets and Liabilities
December 31, 2010	$17.6	$(0.3)	$17.9
Gains or losses realized/unrealized
Included in other income	5.4	–	5.4
Other, net (primarily sales proceeds)	(23.3)	–	(23.3)

March 31, 2011	$(0.3)	$(0.3)	$–

FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying and estimated fair values of financial instruments presented below exclude leases and certain other assets and liabilities, for which disclosure is not required. Assumptions used in valuing financial instruments are disclosed below.

	March 31, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Assets
Trading assets - derivatives	$13.9	$13.9	$25.7	$25.7
Derivative counterparty assets at fair value	0.2	0.2	7.7	7.7
Assets held for sale (excluding leases)*	189.0	241.2	466.0	466.0
Loans (excluding leases)	18,522.5	18,591.0	20,680.3	21,356.8
Investment securities	6,416.9	6,417.7	328.5	330.2
Other assets and unsecured counterparty receivable(1)	1,630.1	1,630.1	1,507.6	1,507.6
Liabilities
Deposits(2)	(4,324.6)	(4,381.0)	(4,562.7)	(4,660.0)
Trading liabilities - derivatives	(205.4)	(205.4)	(126.3)	(126.3)
Derivative counterparty liabilities at fair value	(118.5)	(118.5)	(74.5)	(74.5)
Long-term borrowings(2)	(33,897.1)	(36,166.3)	(34,208.1)	(36,452.0)
Other liabilities(3)	(1,648.2)	(1,648.2)	(1,769.9)	(1,769.9)

(*)	Prior period balances have been conformed to current period presentation.
(1)	Other assets subject to fair value disclosure include accrued interest receivable and other receivables, certain investment securities and miscellaneous other assets whose carrying values approximate fair value.

(2)	Deposits and long-term borrowings include accrued interest.

(3)	Other liabilities include accrued liabilities, which have a fair value that approximates carrying value.

Assumptions used to value financial instruments as of March 31, 2011 are unchanged from those disclosed in Note 10 of the 2010 Form 10-K.

Derivatives – the estimated fair values of derivatives were calculated internally using market data and represent the net amount receivable or payable to terminate, taking into account current market rates. See Note 6 — “Derivative Financial Instruments” for notional principal amounts and fair values.

Assets held for sale – Assets held-for-sale are recorded at lower of cost or fair value on the balance sheet. The fair value is generally determined using internally generated valuations, which are considered level 3 methodologies. Commercial loans are generally valued individually, while small-ticket commercial and consumer type loans are valued on an aggregate portfolio basis.

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

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 8 — STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive (Loss) / Income

Total comprehensive income was $75.3 million and $180.8 million for the quarters ended March 31, 2011 and 2010, respectively, including Accumulated Other Comprehensive Income of $5.5 million and $35.2 million, respectively.

The following table details the ending component balances of Accumulated Other Comprehensive Loss, net of tax:

(dollars in millions)	March 31, 2011	December 31, 2010

Changes in fair values of derivatives qualifying as cash flow hedges	$(0.8)	$(1.7)
Foreign currency translation adjustments	(6.1)	(12.9)
Unrealized gain on available for sale investments	0.1	2.2
Changes in benefit plan net gain/(loss) and prior service (cost)/credit	2.7	2.8

Total accumulated other comprehensive loss	$(4.1)	$(9.6)

NOTE 9 — REGULATORY CAPITAL

The Company and CIT Bank are each subject to various regulatory capital requirements administered by the Federal Reserve Bank (“FRB”) and the Federal Deposit Insurance Corporation (“FDIC”).

Quantitative measures established by regulation to ensure capital adequacy require that the Company and CIT Bank each maintain minimum ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets, subject to any agreement with regulators to maintain higher capital levels. In connection with becoming a bank holding company in December 2008, the Company committed to maintaining a minimum Total Risk Based Capital Ratio of 13%. In connection with converting to a Utah state bank in December 2008, CIT Bank committed to maintaining for at least three years a Tier 1 Leverage Ratio of at least 15%.

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The calculation of the Company’s regulatory capital ratios are subject to review and consultation with the Federal Reserve Bank, which may result in refinements to amounts reported at March 31, 2011.

Tier 1 Capital and Total Capital Components (dollars in millions)

	CIT Group Inc.				CIT Bank

Tier 1 Capital	March 31, 2011		December 31, 2010		March 31, 2011		December 31, 2010

Total stockholders' equity	$8,992.3		$8,916.0		$1,878.5		$1,832.2
Effect of certain items in accumulated other
comprehensive loss excluded from Tier 1 Capital	(2.0)		(3.3)		–		(0.1)

Adjusted total equity	8,990.3		8,912.7		1,878.5		1,832.1
Less: Goodwill	(277.4)		(277.4)		–		–
Disallowed intangible assets	(99.1)		(119.2)		–		–
Investment in certain subsidiaries	(34.4)		(33.4)		–		–
Other Tier 1 components(1)	(59.0)		(65.2)		(88.9)		(97.8)

Total Tier 1 Capital	8,520.4		8,417.5		1,789.6		1,734.3

Tier 2 Capital
Qualifying reserve for credit losses	415.3		416.2		13.0		10.7
Less: Investment in certain subsidiaries	(34.4)		(33.4)		–		–
Other Tier 2 components(2)	0.2		0.2		–		0.1

Total Tier 2 Capital	381.1		383.0		13.0		10.8

Total Capital (Tier 1 and Tier 2 Capital)	$8,901.5		$8,800.5		$1,802.6		$1,745.1

Risk-weighted assets	$42,430.1		$44,176.7		$3,189.1		$3,022.0

Total Capital (to risk-weighted assets):
Actual	21.0%		19.9%		56.5%		57.7%
Required Ratio for Capital Adequacy Purposes	13.0	%(3)	13.0	%(3)	8.0%		8.0%
Tier 1 Capital (to risk-weighted assets):
Actual	20.1%		19.1%		56.1%		57.4%
Required Ratio for Capital Adequacy Purposes	4.0%		4.0%		4.0%		4.0%
Tier 1 Capital Leverage Ratio:
Actual	17.2%		16.2%		25.6%		24.2%
Required Ratio for Capital Adequacy Purposes	4.0%		4.0%		15.0	%(3)	15.0	%(3)

(1)	Includes the portion of net deferred tax assets that does not qualify for inclusion in Tier 1 capital based on the capital guidelines and the Tier 1 capital charge for nonfinancial equity investments.

(2)	Banking organizations are permitted to include in Tier 2 Capital up to 45% of net unrealized pretax gains on available-for-sale equity securities with readily determinable fair values.

(3)	The Company and CIT Bank each committed to maintaining certain capital ratios above regulatory minimum levels.

NOTE 10 – INCOME TAXES

CIT’s tax provision of $65.7 million equated to a 48.5% effective tax rate, compared with a tax provision of $43.4 million and a 23.0% effective tax rate for the quarter ended March 31, 2010. The higher effective tax rate was primarily the result of the relative mix of domestic and international earnings. For the first quarter, the Company recorded income tax expense on the earnings of certain international operations and no income tax benefit on its domestic losses. A tax benefit was not recognized on the domestic losses because management has concluded that it does not currently meet the criteria to recognize these tax benefits considering its recent history of domestic losses.

Included in the tax provision is approximately $9 million of discrete tax expense items, primarily related to a net increase in liabilities for uncertain tax positions and incremental valuation allowances on certain foreign losses. The Company anticipates that it is reasonably possible that the total unrecognized tax benefits will decrease due to the settlement of audits and the expiration of statutes of limitation prior to March 31, 2012 in the range of $0-$10 million.

The tax provision also reflects $7.6 million of discrete tax expense items associated with the correction of certain foreign tax expense calculations relating to prior periods. Management has concluded that the adjustments were not individually or in the aggregate material to the consolidated financial statements, as of and for the period ended March 31, 2011, or to any of the preceding periods as reported.

As of December 31, 2010, CIT had cumulative U.S. Federal net operating loss carry-forwards (NOL’s) of $4.0 billion. During the first quarter, the Company generated a domestic pretax loss of $412 million which, excluding FSA adjustments and certain other book-to-tax adjustments, will increase the post-emergence NOLs. Pursuant to Section 382 of the Internal Revenue Code, the Company is generally subject to a $230 million annual limitation on the use of its $1.9 billion of pre-emergence NOLs. NOLs arising in post-emergence years are not subject to this limitation.

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — COMMITMENTS

The accompanying table summarizes credit-related commitments, as well as purchase and funding commitments:

Commitments (dollars in millions)

	March 31, 2011
				December 31,
	Due to Expire			2010

	Within One Year	After One Year	Total Outstanding	Total Outstanding

Financing Commitments
Financing and leasing assets	$303.4	$1,977.1	$2,280.5	$2,406.5
Letters of credit and acceptances
Standby letters of credit	53.7	208.8	262.5	284.7
Other letters of credit	89.0	32.3	121.3	99.0
Guarantees
Deferred purchase credit protection agreements	1,534.4	–	1,534.4	1,667.9
Guarantees, acceptances and other recourse obligations	9.5	13.0	22.5	25.8
Purchase and Funding Commitments
Aerospace and other manufacturer purchase commitments	861.1	4,929.2	5,790.3	5,701.4
Other
Liabilities for unrecognized tax benefits	10.0	439.1	449.1	451.6

Financing Commitments

Financing commitments, referred to as loan commitments, or lines of credit, are agreements to lend to customers, subject to the customers’ compliance with contractual obligations. The table above excludes approximately $1 billion commitments at March 31, 2011 for instances where the customer is not in compliance with contractual obligations, thereby CIT does not have the contractual obligation to lend. As financing commitments are not typically fully drawn, may expire unused, be reduced or cancelled at the customer’s request and require the customer to be in compliance with certain conditions, total commitment amounts do not necessarily reflect actual future cash flow requirements.

At March 31, 2011, substantially all financing commitments were senior facilities, with approximately 55% secured by equipment or other assets and the remainder comprised of cash-flow or enterprise value facilities. The vast majority of these commitments are syndicated transactions. CIT is lead agent in approximately 33% of the facilities. Most of our undrawn and available financing commitments are in Corporate Finance. The top ten undrawn commitments totaled $394 million.

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

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Purchase Agreements

A Deferred Purchase Agreement (“DPA”) is provided in conjunction with factoring, whereby CIT provides a client with credit protection for trade receivables without purchasing the receivables. The trade terms are generally sixty days or less. If the client’s customer is unable to pay an undisputed receivable solely as the result of credit risk, then CIT purchases the receivable from the client. The outstanding amount of DPAs is the maximum potential exposure that CIT would be required to pay under all DPAs. This maximum amount would only occur if all receivables subject to DPAs default in the manner described above, thereby requiring CIT to purchase all such receivables from the DPA clients.

The methodology used to determine the DPA liability is similar to the methodology used to determine the allowance for loan losses associated with the finance receivables, which reflects embedded losses based on various factors, including expected losses reflecting our internal customer and facility credit ratings. CIT had a liability recorded in Other Liabilities related to the DPAs that totaled $3.7 million and $4.2 million at March 31, 2011 and December 31, 2010, respectively.

Purchase and Funding Commitments

CIT’s purchase commitments relate predominantly to purchases of commercial aircraft. Commitments to purchase new commercial aircraft are primarily with Airbus Industries and The Boeing Company. Aerospace equipment purchases are contracted for specific models, using baseline aircraft specifications at fixed prices, which reflect discounts from fair market purchase prices prevailing at the time of commitment. The delivery price of an aircraft may change depending on final specifications. Equipment purchases are recorded at delivery date. Commitment amounts in the preceding table are based on contracted purchase prices less pre-delivery payments to date and exclude buyer furnished equipment selected by the lessee. Pursuant to existing contractual commitments, 106 aircraft remain to be purchased. Aircraft deliveries are scheduled periodically through 2018. Commitments exclude unexercised options to purchase aircraft.

Purchase commitments also include rail equipment. During the first quarter of 2011, the Company’s rail business entered into a commitment to purchase 3,500 railcars to be delivered beginning in the 2011 second quarter through the 2012 second quarter. Rail equipment purchase commitments are at fixed prices subject to price increases for certain materials.

NOTE 12 – CONTINGENCIES

Litigation

CIT is currently involved, and from time to time in the future may be involved, in a number of judicial, regulatory, and arbitration proceedings relating to matters that arise in connection with the conduct of its business (collectively, “Litigation”). In view of the inherent difficulty of predicting the outcome of Litigation matters, particularly when such matters are in their early stages or where the claimants seek indeterminate damages, CIT cannot state with confidence what the eventual outcome of the pending Litigation will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines, or penalties related to each pending matter may be. In accordance with applicable accounting guidance, CIT establishes reserves for Litigation when those matters present loss contingencies as to which it is both probable that a loss will occur and the amount of such loss can be reasonably estimated. Based on currently available information, CIT believes that the results of Litigation that is currently pending, taken together, will not have a material adverse effect on the Company’s financial condition, but may be material to the Company’s operating results or cash flows for any particular period, depending in part on its operating results for that period. The actual results of resolving such matters may be substantially higher than the amounts reserved.

For certain Litigation matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of the loss amount accrued. For other matters for which a loss is probable or reasonably possible, such an estimate is not reasonably possible. For Litigation where an estimate is reasonably possible, management currently estimates the aggregate range of reasonably possible losses as up to $85 million in excess of established reserves and insurance related to those matters. This estimate represents possible losses (in excess of established reserves and other amounts referenced above)

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

over the life of such Litigation, which may span a currently indeterminable number of years, and is based on information currently available as of March 31, 2011. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those Litigation matters for which an estimate is not reasonably possible or as to which a loss does not appear to be reasonably possible, based on current information, are not included within this estimated range and, therefore, this estimated range does not represent the Company’s maximum loss exposure.

The Company included specific litigation proceedings in its December 31, 2010 Form 10-K. There have been no significant changes to those proceedings, except as noted below.

Snap-on Arbitration

On January 8, 2010, Snap-On Incorporated (“Snap-On”) and Snap-On Credit LLC filed a Demand for Arbitration alleging that CIT retained certain monies owed to Snap-On in connection with a joint venture with CIT which was terminated on July 16, 2009. Snap-On alleged that CIT underpaid Snap-On during the course of the joint venture, primarily related to the purchase by CIT of receivables originated and serviced by the joint venture, and sought damages of up to $100 million. On January 29, 2010, CIT filed its Answering Statement and Counterclaim. Among other things, CIT claimed that Snap-On wrongfully withheld payment on approximately $108 million due to CIT from the receivables serviced by Snap-On on behalf of CIT.

On May 5, 2011, CIT and Snap-On executed a settlement agreement fully resolving their respective claims, whereby Snap-On retained $18 million and returned the remainder of approximately $108 million to CIT. After taking into consideration applicable reserves, the settlement did not have a material impact on CIT’s financial position or results of operations.

Contractual Contingencies

Tax Agreement

In connection with our separation from Tyco International Ltd (“Tyco”) in 2002, CIT and Tyco entered into a Tax Agreement pursuant to which, among other things, CIT agreed to pay Tyco for cash tax savings actually realized by CIT, if any, as a result of the use of certain tax attributes created while Tyco owned CIT (the “Tyco Tax Attribute”), which savings would not have been realized absent the existence of the Tyco Tax Attribute. During CIT’s bankruptcy, CIT rejected the Tax Agreement, and Tyco and CIT entered into a Standstill Agreement pursuant to which (a) CIT agreed that it would defer bringing its subordination claim against Tyco and (b) Tyco agreed that it would defer bringing its damages claim against CIT while the parties exchanged information about CIT’s tax position, including past usage and retention of the various attributes on its consolidated tax return. The amount of the Federal Tyco Tax Attribute is approximately $794 million and the state Tyco Tax Attribute is approximately $180 million as of the separation date. CIT’s approximate applicable federal and state tax rates are 35% and 6.5% (net of the federal benefit), respectively. CIT has recorded a valuation allowance against a significant portion of its federal and state deferred tax assets, as the Company continues to conclude that it does not currently meet the criteria to recognize these assets.

NOTE 13 — BUSINESS SEGMENT INFORMATION

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

Types of Products and Services

CIT has five reportable segments: Corporate Finance, Transportation Finance, Trade Finance, Vendor Finance and Consumer. Corporate Finance and Trade Finance offer secured lending and receivables collection as well as other financial products and services to small and midsize companies. These include

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

secured revolving lines of credit and term loans, credit protection, accounts receivable collection, import and export financing and factoring, debtor-in-possession and turnaround financing and management advisory services. Transportation Finance offers secured lending and leasing products to midsize and larger companies across the aerospace, rail and defense industries. Vendor Finance partners with manufacturers and distributors to offer secured lending and leasing products predominantly to small and mid-size companies primarily in information technology, telecommunication and office equipment markets. Consumer includes a liquidating portfolio of predominately government-guaranteed student loans and certain consumer loans of CIT Bank.

Segment Profit and Assets

The Company refined its expense and capital allocation methodologies during the first quarter of 2011. For 2011, Corporate and other includes certain costs that had been previously allocated to the segments, including prepayment penalty fees on high-cost debt payments and certain corporate liquidity costs. In addition, the Company refined the capital and interest allocation methodologies for the segments. These changes had the most impact on Transportation Finance given the capital requirements for their forward-purchase commitments and reduced the interest expense charged to this segment. The refinement was not significant to the other segments, and therefore, 2010 balances were not conformed.

The following table presents reportable segment information and the reconciliation of segment balances to consolidated financial statements:

Business Segments (dollars in millions)

	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Commercial Segments	Consumer	Total Segments	Corporate and Other	Total

For the quarter ended
March 31, 2011
Total interest income	$298.7	$42.5	$17.1	$208.3	$566.6	$70.8	$637.4	$5.8	$643.2
Total interest expense	(196.8)	(210.5)	(25.7)	(133.0)	(566.0)	(53.0)	(619.0)	(79.9)	(698.9)
Provision for credit losses	(74.5)	(1.8)	(3.3)	(42.9)	(122.5)	(0.9)	(123.4)	–	(123.4)
Rental income on
operating leases	6.5	324.7	–	82.1	413.3	–	413.3	–	413.3
Other income, excluding
rental income	163.8	24.3	37.1	31.6	256.8	3.1	259.9	18.3	278.2
Depreciation on operating
lease equipment	(2.9)	(96.7)	–	(60.9)	(160.5)	–	(160.5)	–	(160.5)
Other expenses	(58.8)	(39.8)	(27.8)	(71.7)	(198.1)	(17.4)	(215.5)	(0.9)	(216.4)

Income (loss) before
provision (benefit) for
income taxes	$136.0	$42.7	$(2.6)	$13.5	$189.6	$2.6	$192.2	$(56.7)	$135.5

Select Period End Balances
Loans including
receivables pledged	$7,896.1	$1,282.6	$2,622.6	$4,036.5	$15,837.8	$7,898.9	$23,736.7	$–	$23,736.7
Credit balances of
factoring clients	–	–	(1,110.7)	–	(1,110.7)	–	(1,110.7)	–	(1,110.7)
Assets held for sale	171.0	261.3	–	738.6	1,170.9	3.5	1,174.4	–	1,174.4
Operating lease
equipment, net	72.8	10,545.9	–	421.5	11,040.2	–	11,040.2	–	11,040.2

For the quarter ended
March 31, 2010
Total interest income	$548.0	$63.7	$30.5	$362.0	$1,004.2	$95.9	$1,100.1	$4.6	$1,104.7
Total interest expense	(298.8)	(258.3)	(41.6)	(167.9)	(766.6)	(66.8)	(833.4)	2.0	(831.4)
Provision for credit losses	(133.9)	(1.3)	(33.9)	(52.5)	(221.6)	(4.5)	(226.1)	–	(226.1)
Rental income on
operating leases	8.8	306.8	–	110.8	426.4	–	426.4	(0.6)	425.8
Other income, excluding
rental income	102.6	22.2	49.2	38.8	212.8	5.8	218.6	(68.2)	150.4
Depreciation on operating
lease equipment	(3.6)	(78.6)	–	(90.7)	(172.9)	–	(172.9)	0.2	(172.7)
Other expenses	(79.9)	(39.6)	(32.0)	(86.9)	(238.4)	(21.5)	(259.9)	(1.8)	(261.7)

Income (loss) before
provision (benefit) for
income taxes	$143.2	$14.9	$(27.8)	$113.6	$243.9	$8.9	$252.8	$(63.8)	$189.0

Select Period End Balances
Loans including
receivables pledged	$12,145.3	$1,778.3	$2,794.1	$6,795.9	$23,513.6	$8,946.0	$32,459.6	$–	$32,459.6
Credit balances of
factoring clients	–	–	(881.1)	–	(881.1)	–	(881.1)	–	(881.1)
Assets held for sale	287.8	11.6	–	479.8	779.2	589.6	1,368.8	–	1,368.8
Operating lease
equipment, net	135.6	10,177.5	–	620.5	10,933.6	–	10,933.6	–	10,933.6

NOTE 14 — SUBSEQUENT EVENTS

On April 20, 2011, CIT announced that the FDIC and the Utah Department of Financial Institutions terminated their Cease and Desist orders on CIT Bank that were jointly issued on July 16, 2009.

On April 21, 2011 CIT announced that Dell intends to acquire Dell Financial Services Canada Ltd. (“DFS Canada”). In a separate transaction, Dell also intends to buy CIT’s Dell-related assets and sales and servicing functions in Europe (“DFS Europe”). The sale of DFS Canada includes financing and leasing assets of approximately $340 million and the sale of DFS Europe includes financing and leasing assets of approximately $390 million, in each case as of March 31, 2011, subject to normal portfolio activity since that date. The Canadian transaction is anticipated to close by mid-2011, while the European transaction is subject to additional regulatory requirements and is planned to close in 2012. CIT will continue to support Dell in these regions during the transition. The Company anticipates recording a net gain on each transaction in the period in which it closes.

On May 2, 2011, CIT redeemed $2.5 billion of 7% Series A Second Lien Notes at a redemption price of 102% of the aggregate principal amount. This redemption included approximately $1.1 billion principal amount of remaining 2013 Series A Notes and $1.4 billion principal amount of the 2014 Series A Notes. The prepayment fee will add $50 million and the acceleration of FSA amortization on the 2013 and 2014 maturities will add approximately $65 million and $50 million, respectively, to the second quarter interest expense.

On May 5, 2011, CIT and Snap-On executed a settlement agreement fully resolving their respective claims, whereby Snap-On retained $18 million and returned the remainder of approximately $108 million to CIT. After taking into consideration applicable reserves, the settlement did not have a material impact on CIT’s financial position or results of operations.

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

CIT operates primarily in North America, with locations in Europe, Latin America and Asia and has four commercial business segments – Corporate Finance, Trade Finance, Transportation Finance and Vendor Finance. We also own and manage a pool of liquidating consumer loans, predominantly government guaranteed student loans, that are reported in our Consumer segment.

As of March 31, 2011 the Company had 3,693 employees and approximately $51 billion in assets.

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk” contain financial terms that are relevant to our business. You can find a glossary of these terms in Item 1. Business Overview in our Form 10-K for the year ended December 31, 2010.

The March 31, 2010 amounts have been restated to correct for errors found by the Company subsequent to the filing of its third quarter 2010 report on Form 10-Q, related primarily to the application of Fresh Start Accounting (“FSA”), the effects of which were disclosed in the Company’s December 31, 2010 Form 10-K. The effect of the restatement increased net income for the quarter ended March 31, 2010 by approximately $47 million to $144.6 million as compared to the amount originally reported in the March 31, 2010 Form 10-Q. Comparisons to the 2010 first quarter balances are to the restated amounts. See the Company’s December 31, 2010 Form 10-K, Note 26 –Selected Quarterly Financial Data (Unaudited) of Item 8 and “Select 2010 Form 10-Q Restated Sections” of Item 7 for further information.

Financial information contains certain non-GAAP financial measures, see “Non-GAAP Financial Measurements” for reconciliation of these to comparable GAAP measures.

2011 PRIORITIES AND PROGRESS

Our first quarter financial results reflect some initial accomplishments of our 2011 priorities that we described in our December 31, 2010 Form 10-K.

     1. Focus on growth in our four core businesses, both domestically and internationally

  New lending commitments totaled $1.7 billion, and we funded $1.3 billion of new lending and leasing volume.

  Further narrowed the gap between funded volumes and portfolio receipts.

  Stabilized the client base in Trade Finance.

     2. Improve profitability, including reducing our cost of capital and operating expenses

  Further reduced high-cost debt as we redeemed over $1.7 billion of Series A and B debt, accessed the capital markets for cost-efficient funding and closed a $2 billion secured debt offering, which also extended the maturity, and redeemed an additional $2.5 billion of Series A Notes on May 2, 2011.

  Renewed a $1 billion committed U.S. Vendor Finance conduit facility with a significantly reduced cost, higher advance rate and longer tenor.

  Completed the outsourcing of servicing of the remaining government-guaranteed student loan portfolio.

  Reduced employee head count to 3,693 from 3,778 at December 31, 2010, reflecting the outsourcing and other efficiency actions.

     3. Expand the role of CIT Bank, both in asset origination and funding capabilities

  On April 20, 2011, CIT announced that the Federal Deposit Insurance Corporation (FDIC) and the Utah Department of Financial Institutions (UDFI) terminated their Cease and Desist orders against CIT Bank that were jointly issued on July 16, 2009.

  Obtained the necessary regulatory approvals and moved the Small Business Lending operating platform into the bank in March 2011.

  Increased asset origination activity as committed loan volume rose 15% sequentially to $777 million, of which $409 million was funded.

Throughout the year we will continue to advance these priorities, as well as those relating to risk management, compliance and control functions and to substantially satisfy the open items in the Written Agreement with the Federal Reserve Bank of New York that the Company entered into on August 12, 2009.

2011 FIRST QUARTER FINANCIAL OVERVIEW

Net income for the quarter ended March 31, 2011 of $66 million, $0.33 per diluted share, was down from $145 million, $0.72 per diluted share a year ago on reduced benefits from fresh start accounting (“FSA”) accretion. Lower FSA accretion, down $365 million from the 2010 first quarter, resulted from fewer asset prepayments and the accelerated repayment of debt carried at a discount. In addition, the current quarter debt prepayment fees of $35 million were more than double those in the 2010 first quarter. Partially offsetting these changes were higher gains on asset sales, favorable foreign exchange and derivative marks, and benefits related to a secured borrowing facility, the total return swap.

Net finance revenue1 declined due to reduced FSA accretion (down $185 million from the prior quarter and $361 million from the 2010 first quarter) and lower average earning assets1 of $35 billion (down $2 billion from the prior quarter and $10 billion from the 2010 first quarter). Net operating lease revenue increased from the prior quarter reflecting a temporary benefit related to accounting for certain assets classified as held-for-sale in Vendor Finance and improvements in Transportation Finance, and was unchanged from the 2010 first quarter. Net finance revenue as a percentage of average earning assets was 2.24%, down from the prior quarter and the 2010 first quarter as reduced FSA accretion more than offset the benefits from paying off high cost debt and high receipts related to a total return swap, which reduced interest expense. Excluding FSA and the effect of prepayment penalties on high-cost debt in all periods, margin was 1.46%, up from 0.56% in the prior quarter and 0.71% in the 2010 first quarter. The improvements over the prior quarter and the 2010 first quarter were primarily driven by lower funding costs, including benefits from the total return swap, and the increase over the prior quarter also reflected higher portfolio yields.

Provision for credit losses was $123 million, a decrease of 32% from the prior quarter, reflecting reduced charge-offs, lower non-accrual balances and stable credit quality trends. The provision for credit losses declined 45% from the 2010 first quarter, during which loss reserves were re-established.

Other income (excluding operating lease rentals) increased 24% from the prior quarter and 85% from the 2010 first quarter as gains on asset sales nearly doubled from each period and we benefited from favorable foreign exchange and derivative marks. Recoveries of $32 million on receivables charged-off prior to the adoption of FSA were down from both 2010 periods.

Operating expenses were $216 million. Excluding restructuring charges of approximately $7 million, operating expenses declined 4% from the prior quarter and 16% from the 2010 first quarter to $210 million. Operating

[1]	Net finance revenue and average earning assets are non-GAAP measures; see reconciliation of non-GAAP to GAAP financial information.

expenses excluding restructuring charges as a percentage of average earning assets were approximately 2.4%, flat with the prior quarter and up from the 2010 first quarter.

Provision for income taxes was $66 million reflecting income tax expense on taxable income generated by international operations and no income tax benefit on our U.S. losses due to a full valuation allowance. The income tax provision is primarily driven by the mix of domestic and international earnings. The provision also includes reserves for uncertain tax positions and incremental valuation allowances on certain foreign losses.

Total assets of $51 billion were essentially unchanged from December 31, 2010 and $8 billion lower than the prior year. Total loans decreased $1 billion from last quarter, reflecting asset sales and moderating net portfolio run-off and declined almost $9 billion from a year ago. Total assets included cash received from the issuance of $2 billion of Series C Notes at the end of the first quarter, but did not reflect the utilization of cash to prepay certain Series A Notes on May 2, 2011.

Funded new business volume was $1.3 billion, a modest decrease from the prior quarter but a 47% increase from the 2010 first quarter driven primarily by increases in the Corporate Finance and Transportation Finance segments.

Credit quality remained stable overall, with declines in both net charge-offs and non-accrual loans. Net charge-offs decreased $39 million sequentially. Lower Vendor Finance losses, which reflected increased losses in the prior quarter due to charges on the transfer of assets to held for sale and refinements to charge-off practices offset increased Corporate Finance charge-offs, reflecting charge-offs of previously established specific reserves. Non-accrual loans were down over $300 million, or 19% sequentially, reflecting further improvements in Corporate Finance due to asset sales and work-outs, and a 40% decline in Trade Finance as we received sizeable payments on a few large accounts. Net inflows into nonaccruals declined for the third consecutive quarter.

FRESH START ACCOUNTING

Upon emergence from bankruptcy in 2009, CIT applied Fresh Start Accounting (FSA) in accordance with generally accepted accounting principles in the United States of America (GAAP). Accretion and amortization of certain FSA adjustments are reflected in operating results and described below.

The following table presents FSA adjustments by balance sheet caption:

Fresh Start Accounting (Discount)/Premium (dollars in millions)

	March 31, 2011		December 31, 2010

	Accretable	Non-accretable	Accretable	Non-accretable

Loans	$(1,303.0)	$(263.9)	$(1,555.4)	$(372.2)
Operating lease equipment, net	(2,954.1)	–	(3,022.0)	–
Intangible assets / goodwill	99.1	277.4	119.2	277.4
Other assets	(191.6)	–	(223.4)	–

Total assets	$(4,349.6)	$13.5	$(4,681.6)	$(94.8)

Deposits	$30.5	$–	$38.5	$–
Long-term borrowings	(2,735.3)	–	(2,948.5)	–
Other liabilities	–	313.4	–	351.6

Total liabilities	$(2,704.8)	$313.4	$(2,910.0)	$351.6

Interest income is increased by the FSA accretion on loans, which primarily relates to Corporate Finance ($0.6 billion) and Consumer ($0.5 billion). Due to the contractual maturity of the underlying loans, most accretion income will be realized within the next 2 years. In addition to the scheduled accretion on loans recorded, the accretable balance declined primarily as a result of asset sales. The decline in non-accretable balance was primarily due to asset sales and prepayments, and also reflected charge-offs.

Interest expense is increased by the accretion of the long-term borrowings adjustment, which is recognized over the contractual maturity of the underlying debt. Debt maturity terms are: 2013–2017 for the Series A Notes (accretable discount of $1.9 billion), excluding the impact of the $2.5 billion redemption on May 2, 2011, 2015 for the First Lien Facilities (accretable premium of $0.1 billion) and 2011–2040 for the other secured borrowings, of which over 85% is expected to be recognized by 2021 (accretable discount of $0.9 billion). If the debt is repaid prior to its contractual maturity, and the repayment is accounted for as a debt extinguishment, accretion of the interest expense on the underlying debt would be accelerated.

Depreciation expense is reduced by the accretion of the operating lease equipment discount, which relates primarily to Transportation Finance aircraft and rail operating lease assets. We estimate an economic average life before disposal of these assets of approximately 15 and 30 years, respectively.

In conjunction with FSA, operating lease rentals were adjusted as of the emergence date. As a result, an intangible asset was recorded to adjust these contracts that were, in aggregate, above their market rentals rates. These adjustments (net) will be amortized, thereby lowering rental income (a component of Other Income) over the remaining lives of the lease agreements on a straight line basis. Rental income is reduced by accretion of the intangible assets, which is based on the contractual maturity of the underlying operating lease. The majority of the remaining accretion has a contractual maturity of less than two years.

Goodwill was recorded to reflect the excess of the reorganization equity value over the fair value of tangible and identifiable intangible assets, net of liabilities.

Other assets relates primarily to a discount on a receivable from GSI in conjunction with a secured borrowing facility. The discount is accreted to Other Income over the expected payout of the receivables. Based on current estimates, approximately 75% of the remaining discount will be recognized within the next five years.

Other liabilities relates primarily to a liability recorded to reflect then current fair value of aircraft purchase commitments outstanding at the time. As the aircraft are purchased, through 2018, the cost basis of the assets will be reduced by the associated liability.

The following table summarizes the impact of accretion and amortization of FSA adjustments on the Consolidated Statement of Operations for the quarters ended March 31, 2011 and 2010 and the quarter ended December 31, 2010:

Accretion/(Amortization) of Fresh Start Accounting Adjustments (dollars in millions)

	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Consumer	Corporate and Other	Total CIT
Quarter Ended March 31, 2011
Interest income	$175.1	$17.8	$–	$34.3	$22.5	$–	$249.7
Interest expense	(117.6)	(43.5)	(3.6)	(18.3)	(14.4)	(7.9)	(205.3)
Rental income on operating
leases	–	(19.0)	–	–	–	–	(19.0)
Other income	24.5	4.9	–	–	2.4	–	31.8
Depreciation expense	1.3	57.3	–	2.7	–	–	61.3

Total	$83.3	$17.5	$(3.6)	$18.7	$10.5	$(7.9)	$118.5

Quarter Ended December 31, 2010
Interest income	$227.6	$26.8	$2.9	$49.5	$24.6	$–	$331.4
Interest expense	(67.8)	(25.2)	(2.1)	(10.5)	(1.1)	0.7	(106.0)
Rental income on operating
leases	–	(20.5)	–	–	–	–	(20.5)
Other income	13.6	2.7	–	–	1.4	–	17.7
Depreciation expense	1.5	57.3	–	7.7	–	–	66.5

Total	$174.9	$41.1	$0.8	$46.7	$24.9	$0.7	$289.1

Quarter Ended March 31, 2010
Interest income	$366.5	$29.0	$6.7	$65.5	$32.8	$(0.8)	$499.7
Interest expense	(46.8)	(29.0)	(1.9)	(11.1)	(6.3)	0.4	(94.7)
Rental income on operating
leases	–	(26.2)	–	–	–	–	(26.2)
Other income	27.5	5.5	–	–	2.7	0.1	35.8
Depreciation expense	2.2	57.4	–	8.9	–	–	68.5

Total	$349.4	$36.7	$4.8	$63.3	$29.2	$(0.3)	$483.1

NET FINANCE REVENUE2

The following tables present management’s view of consolidated margin and includes the net interest spread we make on loans and on the equipment we lease, in dollars and as a percent of average earning assets2.

Net Finance Revenue (dollars in millions)

	Quarters Ended

	March 31, 2011	December 31, 2010	March 31, 2010

Interest income	$643.2	$754.0	$1,104.7
Rental income on operating leases	413.3	398.3	425.8

Finance revenue	1,056.5	1,152.3	1,530.5
Interest expense	(698.9)	(703.7)	(831.4)
Depreciation on operating lease equipment	(160.5)	(166.6)	(172.7)

Net finance revenue	$197.1	$282.0	$526.4

Average Earnings Assets (“AEA”)	$35,194.1	$37,051.5	$45,077.4

As a % of AEA:
Interest income	7.31%	8.14%	9.80%
Rental income on operating leases	4.70%	4.30%	3.78%

Finance revenue	12.01%	12.44%	13.58%
Interest expense	(7.94%)	(7.60%)	(7.38%)
Depreciation on operating lease equipment	(1.83%)	(1.80%)	(1.53%)

Net finance revenue	2.24%	3.04%	4.67%

As a % of AEA by Segment:
Corporate Finance	5.00%	5.72%	7.80%
Transportation Finance	1.99%	1.15%	1.12%
Trade Finance	(2.50%)	(3.18%)	(2.39%)
Vendor Finance	7.32%	6.96%	10.03%
Commercial Segments	3.73%	3.56%	5.54%
Consumer	0.88%	1.29%	1.21%

Average earning assets are less than comparable balances in Average Balance Sheet tables displayed later in this document due to the exclusion of deposits with banks and other investments offset by the inclusion of credit balances of factoring clients.

Net finance revenue declined due to lower average earning assets and reduced FSA accretion. Average earning assets of $35 billion were down $2 billion from the prior quarter and $10 billion from the 2010 first quarter. As a percentage of average earning assets, net finance revenue was 2.24%, down from the prior quarter and the 2010 first quarter as reduced FSA accretion more than offset the benefits from paying off high cost debt and high receipts related to a total return swap, which in turn caused a reduction in interest expense.

New business yields in Vendor Finance remain in low double-digits, Transportation Finance aircraft and rail rents improved, while Corporate Finance lending yields were under modest pressure. Segment portfolio margins are discussed in the individual segment performance commentaries.

Interest expense for the 2011 quarter included prepayment fees of $35 million on the redemption of $1.0 billion of the 7% Series A Notes due in 2013 and the remaining $0.75 billion of 10.25% Series B Notes. The Series A and Series B Note prepayments also resulted in the acceleration of FSA amortization/(accretion) of $25 million and $(14) million, respectively, which resulted in a net increase of $11 million to interest expense. Additional Series A Note prepayments will result in additional prepayment fees and acceleration of FSA amortization of debt discount (if the prepayment is accounted for as a debt extinguishment), although prepayment fees on Series A Notes cease in 2012.

In March 2011, we issued $2 billion of new secured Series C Notes, consisting of $1.3 billion of three year 5.25% fixed rate notes and $700 million of seven year 6.625% fixed rate notes. The proceeds of the transaction were used, in conjunction with available cash, to redeem an additional $2.5 billion of 7% Series A Second Lien Notes at a redemption price of 102% of the aggregate principal amount on May 2, 2011. This redemption included approximately $1.1 billion principal amount of remaining 2013 Series A Notes and $1.4 billion principal amount of

[2]	Net finance revenue and average earning assets are non-GAAP measures, see reconciliation of non-GAAP to GAAP financial information.

the 2014 Series A Notes. The prepayment fees on these redemptions aggregate to $50 million and the acceleration of FSA amortization on the 2013 and 2014 maturities will add approximately $65 million and $50 million, respectively, to interest expense.

Net Finance Revenue as a % of AEA, excluding FSA and prepayment penalty fees

Quarters Ended	March 31, 2011		December 31, 2010		March 31, 2010

GAAP - net finance revenue	$197.1	2.24%	$282.0	3.04%	$526.4	4.67%
FSA	(86.7)	(1.13)%	(271.4)	(2.94)%	(447.3)	(4.07)%
Secured credit facility prepayment penalty fee	35.0	0.35%	48.9	0.46%	15.0	0.11%

Non-GAAP - adjusted net finance revenue	$145.4	1.46%	$59.5	0.56%	$94.1	0.71%

The March 31, 2010 was our first quarter post-bankruptcy and adjusted net finance revenue included higher portfolio yields on vendor portfolios, which were sold later in 2010, partially off-set by funding costs and lower operating lease margins. The $86 million increase in the adjusted net finance revenue from last quarter generally related to lower funding costs and increased yields on the portfolio.

  Lower funding costs accounted for approximately two-thirds of the increase in adjusted net finance revenue from last quarter. Most of the benefit relates to a secured borrowing facility, the total return swap, where collateral prepayments increased swap receipts, which in turn caused a reduction in interest expense. The balance of the sequential funding cost improvement related to debt prepayments and financings, with most of the benefit from the Series B Notes prepayments.

  Increased yields on the portfolio accounted for the remaining one-third of the sequential increase with spreads increasing across the businesses. Corporate Finance benefited from lower non-accruals and higher yield-related fees; Vendor Finance had a temporary benefit related to the accounting for certain assets classified as held-for-sale, and Transportation Finance benefited from aircraft redeployment and improvements in Rail.

Portfolio yields have been impacted by our changing business mix, in which cash, liquid investments and student loans have become a larger portion of the overall balance sheet. As we return to growth in each of our core segments and utilize the liquidity and the student loans run-off, the mix will shift and should benefit the margin. In addition, the ability to refinance the 7% Series A debt to a more economical rate and continue to utilize the lower funding costs at CIT Bank should also be beneficial.

Net Operating Lease Revenue as a % of Average Operating Leases (AOL) (dollars in millions)

	Quarters Ended

	March 31, 2011	December 31, 2010	March 31, 2010

Rental income on operating leases	14.84%	14.46%	15.56%
Depreciation on operating lease equipment	(5.76%)	(6.05%)	(6.31%)

Net operating lease revenue %	9.08%	8.41%	9.25%

Net operating lease revenue %, excluding FSA	5.96%	5.29%	4.48%

Net operating lease revenue	$252.8	$231.7	$253.1

Average Operating Lease Equipment (“AOL”)	$11,139.5	$11,017.3	$10,945.2

Net operating lease revenue increased from the prior quarter, reflecting the previously described improvements in Transportation Finance while the Vendor Finance improvement was due to a temporary benefit related to accounting for certain assets classified as held-for-sale, and was flat with the 2010 first quarter. The 2011 quarter benefitted from improved equipment utilization and lease rates. All aircraft were leased at March 31, 2011, including commitments. Rail fleet utilization, including commitments, increased to above 95% from 94% at December 31, 2010. During the quarter, aircraft renewal rates improved modestly, while rentals in rail continued their sequential increase off cyclical lows.

CREDIT METRICS

Management analyzes credit trends both before and after FSA in order to provide comparability with our longer-term credit trends (which included pre-emergence / historical accounting) and credit trends experienced by other market participants.

Non-accrual loans (including assets held for sale) decreased 19% and 32% from December 31 and March 31, 2010 to $1.3 billion, reflecting improvement in Corporate Finance in relation to both periods. The decrease from the 2010 first quarter also included a reduction in Transportation Finance, while Trade Finance contributed to the decline from the prior quarter. New inflows to non-accrual loans were down considerably from the prior quarter and prior year quarters.

Reported net charge-offs were $141 million, versus $180 million in the prior quarter and $78 million in the prior year quarter. Reduction from the prior quarter was driven primarily by Vendor Finance, reflecting credit quality improvements and the impact on the prior quarter of a refinement to delinquency-based charge-off practices. Charge-offs in Corporate Finance increased 17% from last quarter to $117 million. These charge-offs largely reflected the write-off of amounts specifically reserved for as of December 2010, resulting in a $29 million decline in specific allowances from last quarter. Accordingly, the provision for credit losses was $123 million, versus $182 million last quarter. Reported net charge-offs and the provision for credit losses do not reflect $32 million, $69 million and $44 million of recoveries of pre-FSA charge-offs recorded in other income for the 2011 first quarter and the 2010 fourth and first quarters, respectively,

Management also evaluates credit performance using credit metrics that exclude the impact of FSA. On this basis, gross charge-offs were $210 million for the current quarter, down from $306 million for the 2010 fourth quarter and $237 million in the 2010 first quarter. Non-accrual loans of $1.6 billion decreased from $2.0 billion at December 31, 2010 and $3.1 billion at March 31, 2010.

As a result of adopting FSA, the allowance for loan losses at December 31, 2009 was eliminated and effectively recorded as discounts on loans as part of the fair value of finance receivables. A portion of the discount attributable to embedded credit losses was recorded as non-accretable discount and is utilized as such losses occur, primarily on impaired, non-accrual loans. Any incremental deterioration of loans in this group results in incremental provisions or charge-offs. Improvements or increases in forecasted cash flows in excess of the non-accretable discount reduce any allowance on the loan established after emergence from bankruptcy. Once such allowance (if any) has been reduced and the account is returned to accruing status, the non-accretable discount is reclassified to accretable discount and is recorded as finance income over the remaining life of the account. For performing pre-emergence loans, an allowance for loan losses is established to the extent the net carrying value (after FSA discount) is not deemed to be recoverable.

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

See Risk Factors in our December 31, 2010 Form 10-K for additional discussion on allowance for loan losses.

The following table presents detail on our allowance for loan losses, including charge-offs and recoveries:

Allowance for Loan Losses and Provision for Credit Losses (dollars in millions)

	Quarters Ended March 31,

	2011	2010

Allowance balance - beginning of period	$416.2	$–

Provision for credit losses (1)	123.4	226.1
Change related to new accounting guidance (2)	–	68.6
Changes relating to foreign currency translation, other (1)	3.5	(3.3)

Net additions	126.9	291.4

Gross charge-offs(3)	(159.4)	(79.7)
Recoveries (4)	18.8	2.2

Net Charge-offs	(140.6)	(77.5)

Allowance - end of period	$402.5	$213.9

Loans
Commercial Segments loans	$15,837.8	$23,513.6
Consumer loans	7,898.9	8,946.0

Total loans	$23,736.7	$32,459.6

Allowance
Commercial Segments	$402.5	$213.9
Consumer	–	–

Total Allowance for credit losses	$402.5	$213.9

(1)	Includes amounts related to reserves on unfunded loan commitments, which are reflected in other liabilities.

(2)	Reflects reserves associated with loans consolidated in accordance with 2010 adoption of accounting guidance on consolidation of variable interest entities.

(3)	Gross charge-offs include $74.9 million that were charged directly to the allowance for loan losses for the March 31, 2011 quarter, of which $69.7 million related to Corporate Finance with the remainder related to Trade Finance.

(4)	Recoveries for the quarter ended March 31, 2011 and 2010, do not include $31.7 million and $44.0 million, respectively, of recoveries on accounts that were charged-off pre-FSA, which are included in Other Income.

In addition to amounts related to pre-emergence loans, the allowance and provision also include amounts related to finance receivables originated subsequent to emergence. The following table summarizes the components of the provision and allowance:

	Provision for Credit Losses			Allowance for Loan Losses

	Quarters Ended
(dollars in millions)	March 31, 2011	December 31, 2010	March 31, 2010	March 31, 2011	December 31, 2010

Specific reserves - impaired loans	$(28.4)	$47.1	$28.4	$92.9	$121.3
Non-specific reserves	11.2	(44.2)	120.2	309.6	294.9
Net charge-offs	140.6	179.5	77.5	–	–

Totals	$123.4	$182.4	$226.1	$402.5	$416.2

The provision for credit losses for the quarter ended March 31, 2011 reflected a reduction in specific reserves corresponding to Corporate Finance charge-offs as discussed previously, while the provision for the prior year quarter included the re-establishment of non-specific reserves following the emergence from bankruptcy, most notably in Trade Finance.

The reported allowance was 1.70%, of finance receivables, unchanged from December 31, 2010. Management also analyzes the amount of coverage on a pre-FSA basis by combining the non-accretable discount balance and the allowance for loan losses. On this basis, a total of $666 million, or 2.63% of pre-FSA finance receivables, is available to cover losses, down from 2.98% at December 31, 2010. For the commercial segments, total reserves on this basis were 3.89% of pre-FSA receivables, versus 4.36% at December 31, 2010. The consumer segment consists primarily of U.S. Government guaranteed loans at March 31, 2011.

FSA discount and allowance balances by segment are presented in the following tables:

	At March 31, 2011
	Finance Receivables Pre-FSA	FSA - Accretable Discount	FSA - Non- accretable Discount(1)	Finance Receivables Post-FSA	Allowance for Credit Losses	Net Carrying Value

Corporate Finance	$8,712.6	$(586.3)	$(230.2)	$7,896.1	$(263.8)	$7,632.3
Transportation Finance	1,405.0	(120.7)	(1.7)	1,282.6	(24.7)	1,257.9
Trade Finance	2,622.6	–	–	2,622.6	(29.6)	2,593.0
Vendor Finance	4,180.1	(120.2)	(23.4)	4,036.5	(84.4)	3,952.1

Commercial Segments	16,920.3	(827.2)	(255.3)	15,837.8	(402.5)	15,435.3

Consumer	8,383.3	(475.8)	(8.6)	7,898.9	–	7,898.9

Total	$25,303.6	$(1,303.0)	$(263.9)	$23,736.7	$(402.5)	$23,334.2

	At December 31, 2010

	Finance Receivables Pre-FSA	FSA - Accretable Discount	FSA - Non-accretable Discount(1)	Finance Receivables Post-FSA	Allowance for Credit Losses	Net Carrying Value

Corporate Finance	$9,571.3	$(763.4)	$(325.7)	$8,482.2	$(303.7)	$8,178.5
Transportation Finance	1,536.8	(146.1)	(1.8)	1,388.9	(23.7)	1,365.2
Trade Finance	2,387.4	–	–	2,387.4	(29.9)	2,357.5
Vendor Finance	4,348.0	(147.3)	(34.6)	4,166.1	(58.9)	4,107.2

Commercial Segments	17,843.5	(1,056.8)	(362.1)	16,424.6	(416.2)	16,008.4

Consumer	8,584.6	(498.6)	(10.1)	8,075.9	–	8,075.9

Total	$26,428.1	$(1,555.4)	$(372.2)	$24,500.5	$(416.2)	$24,084.3

(1)	Non-accretable discount includes certain accretable discount amounts relating to non-accrual loans for which accretion has been suspended.

The following table presents charge-offs, by business segment. See Results by Business Segment for additional information.

Charge-offs as a Percentage of Average Finance Receivables (dollars in millions)

	Quarters Ended

	March 31, 2011		December 31, 2010		March 31, 2010
Gross Charge-offs
Corporate Finance	$125.0	6.09%	$109.8	4.73%	$62.2	1.98%
Transportation Finance	0.7	0.22%	4.8	1.28%	–	–
Trade Finance	6.2	1.05%	6.8	1.07%	2.7	0.38%
Vendor Finance	26.3	2.56%	79.8	6.60%	10.3	0.53%

Commercial Segments	158.2	3.95%	201.2	4.43%	75.2	1.20%
Consumer	1.2	0.06%	4.2	0.21%	4.5	0.19%

Total	159.4	2.66%	205.4	3.12%	79.7	0.92%

Recoveries (1)
Corporate Finance	8.0	0.39%	9.7	0.42%	1.4	0.05%
Transportation Finance	–	–	–	–	–	–
Trade Finance	1.9	0.31%	0.6	0.09%	–	–
Vendor Finance	8.6	0.83%	15.4	1.28%	0.8	0.04%

Commercial Segments	18.5	0.46%	25.7	0.57%	2.2	0.03%
Consumer	0.3	0.01%	0.2	0.01%	–	–

Total	18.8	0.32%	25.9	0.39%	2.2	0.02%

Net Charge-offs
Corporate Finance	117.0	5.70%	100.1	4.31%	60.8	1.93%
Transportation Finance	0.7	0.20%	4.8	1.28%	–	–
Trade Finance	4.3	0.74%	6.2	0.98%	2.7	0.38%
Vendor Finance	17.7	1.73%	64.4	5.32%	9.5	0.49%

Commercial Segments	139.7	3.49%	175.5	3.86%	73.0	1.17%
Consumer	0.9	0.05%	4.0	0.20%	4.5	0.19%

Total	$140.6	2.34%	$179.5	2.73%	$77.5	0.90%

Supplemental Non-U.S. Commercial Disclosure
Gross Charge-offs	$25.2		$63.4		$7.3
Recoveries	$4.2		$10.4		$0.5

(1)	Recoveries do not include $31.7 million, $69.3 million and $44.0 million for the quarters ended March 31, 2011, December 30, 2010 and March 31, 2010, respectively, of recoveries on accounts that were charged-off pre-FSA, which are included in Other Income.

Gross Charge-offs (pre-FSA) as a Percentage of Average Finance Receivables (dollars in millions)

	Quarters Ended
	March 31, 2011		December 31, 2010		March 31, 2010
Gross Charge-offs
Corporate Finance	$167.7	7.31%	$182.9	6.95%	$135.9	3.60%
Transportation Finance	0.7	0.20%	5.0	1.21%	–	–
Trade Finance	6.2	1.05%	6.8	1.07%	4.7	0.66%
Vendor Finance	32.4	3.04%	101.5	8.03%	67.9	3.23%

Commercial Segments	207.0	4.79%	296.2	5.99%	208.5	2.94%
Consumer	3.3	0.16%	9.5	0.44%	28.6	1.08%

Total	$210.3	3.27%	$305.7	4.30%	$237.1	2.43%

Corporate Finance charge-offs, which were concentrated in the energy sector, remained high and were comprised largely of amounts reserved for in the prior quarter. Pre-FSA gross charge-offs, which comprised 80% of the consolidated total, were down 8% from last quarter. Transportation Finance had a minimal level of charge-offs in all periods presented, as the majority of assets in this segment are operating leases. Trade Finance net charge-offs, which are unaffected by FSA, were 74 basis points in the first quarter. Vendor Finance pre-FSA gross charge-offs declined 68% from last quarter, reflecting both portfolio improvement and the previously discussed policy refinement in the fourth quarter which accelerated delinquency-based charge-offs to 150 days from the previous 180 days. Consumer charge-offs were down from prior periods, due to reduced charge-offs in the private student loan portfolio, as charge-offs were virtually fully-absorbed by FSA discount through the sale of the portfolio in the fourth quarter. As a result, as of December 31, 2010, the Consumer portfolio consists primarily of student loans that are 97%-98% guaranteed by the U.S. government, thereby mitigating our ultimate credit risk.

The tables below present information on non-performing loans, which includes assets held for sale for each period:

Non-accrual and Past Due Loans (dollars in millions)

	March 31, 2011	December 31, 2010
Non-accrual loans
U.S.	$1,068.0	$1,336.1
Foreign	237.1	279.2

Commercial Segments	1,305.1	1,615.3
Consumer	0.9	0.7

Non-accrual loans	$1,306.0	$1,616.0

Troubled Debt Restructurings
U.S.	$367.2	$412.4
Foreign	36.8	49.3

Restructured loans	$404.0	$461.7

Government guaranteed accruing student loans past due 90 days or more	$449.2	$433.6
Other accruing loans past due 90 days or more	4.5	1.7

Total accruing loans past due 90 days or more	$453.7	$435.3

Non-accrual loans as a Percentage of Finance Receivables at (dollars in millions)

	March 31, 2011					December 31, 2010
	Held for Investment		Held for Sale	Total		Held for Investment		Held for Sale	Total
Corporate Finance	$872.2	11.05%	$131.9	$1,004.1	12.72%	$1,183.7	13.95%	$56.1	$1,239.8	14.62%
Transportation Finance	62.1	4.84%	–	62.1	4.84%	63.2	4.55%	–	63.2	4.55%
Trade Finance	98.0	3.74%	–	98.0	3.74%	164.4	6.89%	–	164.4	6.89%
Vendor Finance	107.9	2.67%	33.0	140.9	3.49%	120.6	2.89%	27.3	147.9	3.55%

Commercial
Segments	1,140.2	7.20%	164.9	1,305.1	8.24%	1,531.9	9.33%	83.4	1,615.3	9.84%
Consumer	0.9	0.01%	–	0.9	0.01%	0.4	0.01%	0.3	0.7	0.01%

Total	$1,141.1	4.81%	$164.9	$1,306.0	5.50%	$1,532.3	6.25%	$83.7	$1,616.0	6.60%

	March 31, 2011(1)		December 31, 2010(1)
Corporate Finance	$1,282.3	14.72%	$1,604.0	16.76%
Transportation Finance	70.2	5.00%	71.3	4.64%
Trade Finance	98.0	3.74%	164.4	6.89%
Vendor Finance	185.8	4.44%	174.9	4.02%

Commercial Segments	1,636.3	9.67%	2,014.6	11.29%
Consumer	0.9	0.01%	1.0	0.01%

Total	$1,637.2	6.47%	$2,015.6	7.63%

(1)	Reflects balances pre-FSA, including Finance receivables Held for Investment and Held for Sale.

See Non-GAAP Financial Measurements for reconciliation to GAAP measurement.

Non-accrual loans declined in both amount and as a percentage of finance receivables from the prior quarter, reflecting continued workouts and asset sales. Corporate Finance, though remaining at elevated levels, was the major contributor to the reduction for the quarter. Through sales, payments and charge-offs, non-accrual loans declined 19% from the prior quarter and continued to drive the consolidated trends. Trade Finance also contributed to the decline for the quarter, reflecting payments on a few large accounts. New account additions were down approximately a third and two-thirds from the prior quarter and prior-year quarters. Approximately 80% of our non-accrual accounts were paying currently at March 31, 2011, and our impaired loan carrying value (including FSA discount, specific reserves and charge-offs) to estimated outstanding contractual balances approximated 44%. For this purpose, impaired loans are comprised of non-accrual loans over $500,000 and TDR’s.

Foregone Interest on Non-accrual Loans and Troubled Debt Restructurings (dollars in millions)

	Quarter ended March 31, 2011
	U.S.	Foreign	Total

Interest revenue that would have been earned at original terms	$44.7	$8.9	$53.6
Interest recorded	4.2	2.9	7.1

Foregone interest revenue	$40.5	$6.0	$46.5

The Company periodically modifies the terms of loans / finance receivables in response to borrowers’ difficulties. Modifications that include a financial concession to the borrower that otherwise would not have been considered, are accounted for as Troubled Debt Restructurings (“TDR”). The discussion and tables that follow reflect loan carrying values as of March 31, 2011 of accounts that have been modified. These balances are further detailed in the following table.

Borrower compliance with the modified terms is the primary measurement that we use to determine the success of these programs.

Troubled Debt Restructurings and Modifications (dollars in millions)

	March 31, 2011			December 31, 2010
	Excluding FSA	Including FSA	% Compliant	Excluding FSA	Including FSA	% Compliant

Troubled Debt Restructurings
Deferral of interest and/or
principal	$282.7	$211.2	86%	$299.9	$209.0	86%
Modification of contract terms	186.0	161.1	61%	215.7	184.0	67%
Debt forgiveness	44.8	27.0	100%	66.4	45.8	96%
Debt exchange	6.6	4.7	–	27.8	22.9	20%

	$520.1	$404.0	76%	$609.8	$461.7	76%

Percent non-accrual	97%	96%		95%	95%

	March 31, 2011			December 31, 2010
	Excluding FSA	% Compliant		Excluding FSA	% Compliant

Modifications
Modification of contract terms	$201.6	92%		$249.0	90%
Extended maturity	37.7	100%		93.0	100%
Covenant relief	58.9	100%		33.5	100%
Principal deferment	38.5	100%		19.1	98%
Debt exchange	–	–		14.2	100%
Interest rate increase	3.0	100%		6.7	100%

	$339.7	95%		$415.5	94%

Percent non accrual	25%			37%

OTHER INCOME

Total Other Income includes Rental Income on Operating Leases and Other. Rental income on operating leases increased from the 2010 fourth quarter reflecting improvements in the aircraft and rail transportation portfolios. See “Net Finance Revenues” and “Financing and Leasing Assets – Results by Business Segment” and “Concentrations – Operating Leases” for additional information.

Other income improved from the 2010 first quarter on benefits from derivative instruments and changes in foreign currency rates and improved from both 2010 quarters on higher loan and equipment gains. The following table presents the “Other” components.

Other Income (dollars in millions)

	Quarters Ended
	March 31, 2011	December 31, 2010	March 31, 2010

Gains on loan and portfolio sales	$73.9	$35.3	$37.0
Gains on sales of leasing equipment	40.0	28.4	27.9
Factoring commissions	33.8	36.6	36.2
Counterparty receivable accretion	31.8	17.7	35.8
Recoveries of pre-FSA charge-offs	31.7	69.3	44.0
Gain (loss) on non-qualifying hedge derivatives and foreign
currency exchange	22.9	8.5	(73.1)
Fees and other revenue	27.2	28.7	39.4
Net gains (losses) on investment sales	16.9	(0.7)	3.2

Total other income	$278.2	$223.8	$150.4

Gains on loan and portfolio sales reflect amounts received in excess of current net asset carrying values. During the quarter, we continued to opportunistically sell loans, including non-accrual loans. Loans sold totaled $547 million, consisting of $286 million in Corporate Finance, $240 million in Consumer and $21 million in Transportation. Loans sold last quarter totaled $1,022 million, while 2010 first quarter loans sales were $580 million.

Gains on sales of leasing equipment resulted from sales volume of $196 million in 2011 versus $204 million last quarter and $233 billion in the 2010 first quarter. Equipment sales for 2011 consist of $95 million in Vendor Finance assets, $56 million in Transportation assets and $45 million in Corporate Finance assets.

Factoring commissions declined, primarily due to lower factoring volume.

Counterparty receivable accretion primarily relates to the accretion of a fair value mark on the receivable from GSI related to a secured borrowing facility. See Note 5 — Long-term Borrowings.

Recoveries of pre-FSA charge-offs reflects repayments or other workout resolutions on loans charged off prior to emergence from bankruptcy. These recoveries are recorded as other income, not as a reduction to the provision for loan losses.

Gains and losses on derivatives and foreign currency exchange largely are driven by transactional exposures and economic hedges that do not qualify for hedge accounting, and losses on interest rate swaps that arose from the bankruptcy, when most of our derivative transactions were terminated. The 2011 net gains of $23 million reflect $98 million of losses on non-qualifying hedges and qualifying cash flow hedges, offset by favorable currency movements.

Fees and other revenue are comprised of asset management, agent and advisory fees, and servicing fees, as well as income from joint ventures. Agent and advisory fees and commissions remain challenged due to lower deal activity, and asset management and servicing fees declined on lower asset levels.

Net gains (losses) on investment sales for the current quarter reflect sales of equity investments, primarily in Corporate Finance.

EXPENSES

Depreciation on operating leases is recognized on owned equipment over the lease term or projected economic life of the asset. Depreciation expense totaled $160.5 million for the quarter, down from $166.6 million for last quarter and $172.7 million for the 2010 first quarter. FSA adjustments reduced 2011 depreciation expense by $61 million, slightly below the 2010 quarters. Depreciation declined reflecting the suspension of depreciation on equipment once it is transferred to held for sale. See “Net Finance Revenues” and “Financing and Leasing Assets – Results by Business Segment” and “Concentrations – Operating Leases” for additional information.

Operating expenses declined on efficiency improvements, headcount reductions and facility consolidating activities to better correspond with the lower asset base.

Operating Expenses (dollars in millions)

	Quarters Ended
Salaries and general operating expenses:	March 31, 2011	December 31, 2010	March 31, 2010

Compensation and benefits	$116.6	$114.2	$140.3
Professional fees	29.6	37.4	29.7
Technology	18.7	18.0	19.2
Occupancy expense	10.1	10.8	14.9
Provision for severance and facilities exiting activities	6.6	31.5	11.9
Other expenses	34.8	38.1	45.7

Total operating expenses	$216.4	$250.0	$261.7

Headcount	3,693	3,778	4,089

  Compensation and benefits were up slightly from last quarter but down from the 2010 first quarter, driven primarily by reduced employee headcount.

  Professional fees reflect legal and other professional fees such as tax, audit, and consulting services.

  Provision for severance and facilities exiting activities reflect our continued efforts to streamline operations and improve operating efficiencies. The current quarter primarily reflects the outsourcing of the student loan portfolio, which reduced headcount, while the 2010 fourth quarter reflected office space consolidation as we exited our prior headquarters in New York.

  Other expenses decreased in connection with streamlining initiatives, including lower discretionary spending in advertising, marketing, travel and entertainment.

INCOME TAXES

Income Tax Data (dollars in millions)

	Quarters Ended
	March 31, 2011	December 31, 2010		March 31, 2010

Provision (benefit) for income taxes	$49.1	$32.6		$39.6
Discrete Items:
NOL valuation adjustments/changes
in uncertain tax liabilities	16.6	(34.6)		3.8

Provision (benefit for income taxes)	$65.7	$(2.0)		$43.4

Effective tax rate – excluding
discrete items	36.2%	44.5%		21.0%
Effective tax rate	48.5%	(2.73	) %	23.0%

CIT’s tax provision of $65.7 million equated to a 48.5% effective tax rate, compared with a 23.0% effective tax rate for the quarter ended March 31, 2010. The higher effective tax rate was primarily the result of the relative mix of domestic and international earnings. For the first quarter, the Company recorded income tax expense on the earnings of certain international operations and no income tax benefit on its domestic losses. A tax benefit was not recognized on the domestic losses because Management has concluded that it does not currently meet the criteria to recognize these tax benefits considering its recent history of domestic losses. The year end 2011 effective tax rate may vary from the current rate primarily due to changes in the mix of domestic and international earnings.

Included in the tax provision is approximately $9 million of discrete tax expense items, primarily related to a net increase in liabilities for uncertain tax positions and incremental valuation allowances on certain foreign losses. The Company anticipates that it is reasonably possible that the total unrecognized tax benefits will decrease due to the settlement of audits and the expiration of statutes of limitation prior to March 31, 2012 in the range of $0-$10 million.

The tax provision also reflects $7.6 million of discrete tax expense items associated with the correction of certain foreign tax expense calculations relating to prior periods. Management has concluded that the adjustments were not individually or in the aggregate material to the consolidated financial statements, as of and for the period ended March 31, 2011, or to any of the preceding periods as reported.

The $43.4 million provision for the first quarter 2010 is largely tax on international operations, and valuation allowances recorded against U.S. losses.

As of December 31, 2010, CIT had cumulative U.S. Federal net operating loss carry-forwards (NOL’s) of $4.0 billion. During the first quarter, the Company generated a domestic pretax loss of $412 million which, excluding FSA adjustments and certain other book-to-tax adjustments, will increase the post-emergence NOLs. Pursuant to Section 382 of the Internal Revenue Code, the Company is generally subject to a $230 million annual limitation on the use of its $1.9 billion of pre-emergence NOLs. NOLs arising in post-emergence years are not subject to this limitation.

See Note 10 — Income Taxes for additional information.

RESULTS BY BUSINESS SEGMENT

We refined our expense and capital allocation methodologies during the first quarter of 2011. For 2011, Corporate and other includes certain costs that had been previously allocated to the segments, including prepayment penalty fees on high-cost debt payments and certain corporate liquidity costs. In addition, we refined the capital and interest allocation methodologies for the segments. These changes had the most impact on Transportation Finance given the capital requirements for their forward-purchase commitments and reduced the interest expense charged to this segment. The refinement was not significant to the other segments, and therefore, 2010 balances were not conformed.

Information about our segments is also in Item 1, Note 13 — Business Segment Information.

Corporate Finance

Corporate Finance’s middle-market lending business in the U.S. and Canada provides lending, leasing and other financial and advisory services to the middle market sector, with a focus on specific industries, including Communications, Energy, Entertainment, Healthcare, Industrials, Information Services & Technology, Restaurants, Retail, and Sports & Gaming. We also have specialized business units focusing on small business lending in the US, and on financial sponsors in Europe. Revenue is generated primarily from interest earned on loans, supplemented by fees collected on services provided.

(dollars in millions)	Quarters ended
	March 31, 2011	December 31, 2010	March 31, 2010

Earnings Summary
Interest income	$298.7	$360.8	$548.0
Interest expense	(196.8)	(225.6)	(298.8)
Provision for credit losses	(74.5)	(169.0)	(133.9)
Rental income on operating leases	6.5	6.4	8.8
Other income, excluding rental income	163.8	139.9	102.6
Depreciation on operating lease equipment	(2.9)	(3.7)	(3.6)
Other expenses, excluding depreciation	(58.8)	(53.6)	(79.9)

Income before provision for income taxes	$136.0	$55.2	$143.2

Select Average Balances
Average finance receivables (AFR)	$8,205.5	$9,285.8	$12,590.4
Average operating leases (AOL)	$78.5	$91.7	$136.9
Average earning assets (AEA)	$8,440.3	$9,653.4	$13,041.6
Statistical Data
Net finance revenue (interest and rental income, net of interest
and depreciation expense) as a % of AEA	5.00%	5.72%	7.80%
Funded new business volume	$470.7	$496.7	$145.4

Corporate Finance volumes increased sequentially each quarter of 2010, and continued to be strong in 2011 with over $800 million of commitments across the segment. The Energy, Industrials and Retail segments particularly showed increased activity in the quarter. Lower than expected volume in Canada’s pharmacy portfolio led to lower funding in the Canadian platform. Volume in the Corporate Finance segment reflected a trending to asset-based lending (ABL) from cashflow lending, though cashflow still reflects a majority of the activity. The trending to ABL also contributed to pressure on asset yields.

  Corporate Finance pre-tax earnings were improved from the prior quarter and down from the 2010 first quarter, reflecting lower net interest income and provision for credit losses and higher other income.

  Net finance revenue was $105 million, down from $138 million and $254 million in the fourth and first quarters of 2010, as a result of lower FSA accretion and financing and leasing asset levels. FSA accretion increased net finance revenue by $59 million for the quarter, $161 million last quarter and $322 million in the 2010 first quarter. The reduced amount reflects primarily lower prepayments. Financing and leasing assets declined to $8.1 billion from $8.8 billion at December 31, 2010 and $12.6 billion at March 31, 2010, largely due to sales and prepayments, partially offset by new business activity.

  New committed loan volume was $817 million, and new funded volume was $471 million, both down from the prior quarter and up significantly from the 2010 first quarter activity. Essentially all of U.S. funded volume in the current quarter was originated by CIT Bank, up from 73% for the 2010 fourth quarter.

  Other income continues to be driven by gains on asset sales ($85 million), FSA accretion from the Goldman facilities ($24 million) and recoveries on loans charged-off prior to the adoption of FSA ($23 million), and lower fee based income. Other income rose from the prior quarter and 2010 first quarter on higher asset sales gains and $17 million of gains on equity investment sales, partially offset by lower recoveries on loans charged-off prior to the adoption of FSA.

  Non-accrual loans declined 19% to $1.0 billion from $1.2 billion at December 31, 2010 on sales, payments and charge-offs, while new inflows were down from the prior quarter. Net charge-offs remain elevated. Net charge-offs for the 2011 quarter were concentrated in the energy sector and totaled $117 million, up from $100 million in the prior quarter and $61 million in the 2010 first quarter. The provision for credit losses declined from the 2010 fourth quarter, which included a large addition to small business lending reserves, and the 2010 first quarter, which included re-establishment of reserves on the portfolio.

Transportation Finance

Transportation Finance leases primarily commercial aircraft to airlines globally and rail equipment to North American operators, and provides other financing to these customers as well as those in the defense sector. Revenue is generated from rents collected on leased assets, and to a lesser extent from interest on loans, fees, and gains from assets sold.

(dollars in millions)	Quarters ended
	March 31, 2011	December 31, 2010	March 31, 2010

Earnings Summary
Interest income	$42.5	$53.4	$63.7
Interest expense	(210.5)	(240.6)	(258.3)
Provision for credit losses	(1.8)	(7.4)	(1.3)
Rental income on operating leases	324.7	310.5	306.8
Other income, excluding rental income	24.3	13.6	22.2
Depreciation on operating lease equipment	(96.7)	(89.2)	(78.6)
Other expenses, excluding depreciation	(39.8)	(30.4)	(39.6)

Income before provision for income taxes	$42.7	$9.9	$14.9

Select Average Balances
Average finance receivables	$1,352.2	$1,508.8	$1,841.4
Average operating leases	$10,634.4	$10,420.9	$10,162.0
Average earning assets	$12,053.7	$11,930.1	$12,004.0
Statistical Data
Net finance revenue as a % of AEA	1.99%	1.15%	1.12%
Operating lease margin as a % of AOL	8.58%	8.50%	8.98%
Funded new business volume	$317.9	$425.4	$225.7

Key drivers impacting revenue are utilization and lease renewal rates. All aircraft were leased at March 31, 2011, including commitments. Aerospace benefited from the redeployment of several aircraft this quarter. Rail fleet utilization, including commitments, increased to above 95% from 94% at December 31, 2010. During the quarter, aircraft renewal rates improved modestly, while rentals in rail continued their sequential increase off cyclical lows.

  Transportation Finance pre-tax earnings were up from the prior quarter and the 2010 first quarter. The primary driver of the results was lower interest expense due to changes in segment allocations (see Corporate and Other), as well as improved equipment utilization and lease rates.

  Net finance revenue was $60 million, up from $34 million in the fourth and first quarters of 2010 and benefited from the lower interest expense allocation. FSA accretion increased net finance revenue by $13 million for the quarter, $38 million last quarter and $31 million in the 2010 first quarter.

  Other income primarily includes $16 million of gains on $77 million of equipment and receivable sales and $5 million of FSA accretion on a counterparty receivable.

  All aircraft were leased at March 31, 2011, including commitments. Rail fleet utilization, including commitments, increased to above 95% from 94% at December 31, 2010.

  Volume primarily reflected the delivery of commercial aircraft from our existing order book. See Note 11 — Commitments.

  Net charge-offs were low for each period and non-accrual loans were flat with December 31, 2010.

  Financing and leasing assets were stable at approximately $12 billion as new equipment purchases (principally aircraft) were offset by equipment sales and depreciation. Assets held for sale increased as we transferred 8 aircraft to held-for-sale during the quarter.

  In the first quarter, we placed 7 new aircraft and have lease commitments for all aircraft to be delivered during the next 12 months. In addition, our rail business entered into a commitment, in excess of $250 million, to purchase 3,500 railcars to be delivered beginning in the 2011 second quarter through the 2012 second quarter. All of the railcars scheduled to be delivered in 2011 have lease commitments.

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

(dollars in millions)	Quarters ended
	March 31, 2011	December 31, 2010	March 31, 2010

Earnings Summary
Interest income	$17.1	$21.7	$30.5
Interest expense	(25.7)	(34.0)	(41.6)
Provision for credit losses	(3.3)	(1.0)	(33.9)
Other income, commissions	33.8	36.6	36.2
Other income, excluding commissions	3.3	8.5	13.0
Other expenses	(27.8)	(26.8)	(32.0)

Income (loss) before provision for income taxes	$(2.6)	$5.0	$(27.8)

Select Average Balances
Average finance receivables	$2,356.0	$2,540.4	$2,810.9
Average earning assets(1)	$1,378.6	$1,553.8	$1,855.5
Statistical Data
Net finance revenue as a % of AEA	(2.50)%	(3.18)%	(2.39)%
Factoring volume	$6,130.7	$6,977.9	$6,378.0

(1)	AEA is lower than AFR as it is reduced by the average credit balances for factoring clients.

During the quarter, Trade Finance continued to focus on signing traditional factoring business in core markets, pursuing clients lost during 2009 and early 2010 and continuing to serve its client base. Trade Finance continues to experience upward trends in new business signings and stability in its client base.

  Trade Finance reported a pre-tax loss of $3 million for the quarter, compared to pre-tax income of $5 million in the prior quarter, but improved from a loss of $28 million for the 2010 first quarter due to the replenishment of non-specific reserves eliminated under FSA. The decline from the prior quarter reflected lower recoveries on accounts charged-off prior to the adoption of FSA, lower commissions from seasonally lower factoring volume and a slightly higher provision for credit losses.

  Compared to the prior quarter, net interest revenue benefited from lower non-accrual account balances which declined 40% from December 31, 2010, primarily due to pay-downs, while net charge-offs also declined. Interest income was negatively impacted versus the two prior quarters by the fourth quarter completion of interest income accreted under FSA. The impact was offset by lower interest expense resulting from lower average earning assets.

  Factoring volume was $6.1 billion for the 2011 quarter, down from $7.0 billion for the prior quarter and $6.4 billion for the 2010 first quarter, reflecting the runoff of Trade Finance’s European factoring operation and normal seasonality compared to the prior quarter. Excluding the European operation, factored volume was up 2.7% from the first quarter of 2010.

  Factoring commissions for the first quarter of 2011 declined as the result of lower factoring volume versus the prior quarter and declined primarily as the result of lower rates versus the first quarter of 2010.

  Other income for the first quarter of 2011 declined versus the prior quarter primarily on lower recoveries on accounts charged off pre-FSA. Compared to the first quarter of 2010, lower fee income was the main contributor to the decline, with most of that decline being attributable to a large fee income recovery in that quarter from an account that paid off after having been on nonaccrual.

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

(dollars in millions)	Quarters ended
	March 31, 2011	December 31, 2010	March 31, 2010

Earnings Summary
Interest income	$208.3	$234.5	$362.0
Interest expense	(133.0)	(147.0)	(167.9)
Provision for credit losses	(42.9)	(1.0)	(52.5)
Rental income on operating leases	82.1	81.4	110.8
Other income, excluding rental income	31.6	24.0	38.8
Depreciation on operating lease equipment	(60.9)	(73.7)	(90.7)
Other expenses, excluding depreciation	(71.7)	(68.9)	(86.9)

Income before provision for income taxes	$13.5	$49.3	$113.6

Select Average Balances
Average finance receivables	$4,101.5	$4,834.1	$7,779.1
Average operating leases	$426.5	$504.7	$646.4
Average earning assets	$5,271.7	$5,464.0	$8,545.4
Statistical Data
Net finance revenue as a % of AEA	7.32%	6.96%	10.03%
Operating lease margin as a % of AOL	19.88%	6.10%	12.44%
Funded new business volume	$538.8	$584.4	$532.3

Vendor Finance continued to realign its business to maximize efficiencies and optimize our portfolio. During the quarter, we increased business with existing relationships and added new vendor partners. New business volumes were up from first quarter 2010, but were down from last quarter, and volumes continue to be originated at low double-digit yields. We continued to utilize local sources to fund the international business, including expanding deposits in our Brazilian bank.

On April 21, 2011 CIT announced that Dell intends to acquire Dell Financial Services Canada Ltd. (“DFS Canada”). In a separate transaction, Dell also intends to buy CIT’s Dell-related assets and sales and servicing functions in Europe (“DFS Europe”). The sale of DFS Canada includes financing and leasing assets of approximately $340 million and the sale of DFS Europe includes financing and leasing assets of approximately $390 million, in each case as of March 31, 2011, subject to normal portfolio activity since that date. The Canadian transaction is anticipated to close by mid-2011, while the European transaction is subject to additional regulatory requirements and is planned to close in 2012. CIT will continue to support Dell in these regions during the transition. With this announcement, we have essentially completed our portfolio optimization efforts in Vendor Finance.

  Net finance revenue was impacted by reduced average earning assets, lower FSA accretion and a temporary benefit related to accounting for certain assets classified as held-for-sale. Net finance revenue as a percentage of AEA was up from last quarter but down from a year ago as higher yielding assets were sold during 2010. We continue to book new business volume at double-digit rates.

  Other income primarily consists of gains on receivable and equipment sales and recoveries of loans charged-off pre-FSA.

  The provision for credit losses increased $42 million from the prior quarter’s low level due to refined reserve estimates and the prior quarter reflected reserve reversals for assets transferred to held-for-sale.

  Non-accrual loans were down 5% from December 31, 2010, while net charge-offs were down significantly, reflecting continued credit quality improvement and the impact on the prior quarter of a refinement to delinquency-based charge-off practices.

  Total financing and leasing assets declined to $5.2 billion from $5.4 billion at December 31, 2010 as sales and net portfolio collections outpaced new business volume. From March 31, 2010 the assets were down $2.7 billion primarily driven by portfolio sales in 2010.

  We funded $539 million of new business volume in the first quarter, which was down modestly from the prior quarter and up slightly from the 2010 first quarter. Excluding volume associated with the Australia and New Zealand platforms sold in 2010, volume rose 16% from the 2010 first quarter.

  We renewed a $1 billion committed U.S. Vendor Finance conduit facility, with significantly reduced costs, increased advance rate and lengthened expiration and maturity term. The committed revolving period of the facility now expires in March 2013 and the facility has a final maturity in 2020.

  We expanded our deposits in Brazil, growing the balance to $31 million as of March 31, 2011 which was up from $7 million at December 31, 2010.

Consumer

Consumer assets and results include government-guaranteed student loans and other principally unsecured consumer loans, all of which are running off.

(dollars in millions)	Quarters ended
	March 31, 2011	December 31, 2010	March 31, 2010

Earnings Summary
Interest income	$70.8	$77.9	$95.9
Interest expense	(53.0)	(50.7)	(66.8)
Provision for credit losses	(0.9)	(4.0)	(4.5)
Other income	3.1	(5.8)	5.8
Other expenses	(17.4)	(16.1)	(21.5)

Income before provision for income taxes	$2.6	$1.3	$8.9

Select Average Balances
Average finance receivables	$7,984.8	$8,146.5	$9,460.2
Average earning assets	$8,049.8	$8,450.2	$9,630.9
Statistical Data
Net finance revenue as a % of AEA	0.88%	1.29%	1.21%

  Consumer Finance pre-tax earnings were $3 million, up from earnings of $1 million in the prior quarter and down from $9 million for the 2010 first quarter.

  Net finance revenue benefitted from net FSA accretion of $8 million, down from $23 million and $26 million for the 2010 fourth and first quarters.

  Other income reflects FSA accretion on a counterparty receivable, recoveries of pre-FSA charge-offs and gains and (losses) on receivable sales.

  Consumer assets are down on sales and portfolio run-off. Student loan portfolio balances declined $410 million from December 31, 2010, reflecting the sale of approximately $250 million of government- guaranteed loans and portfolio run-off.

  We completed the outsourcing of servicing of the remaining government-guaranteed student loan portfolio as scheduled.

Corporate and Other

Certain items are not allocated to operating segments and are included in Corporate and Other.

For 2011, Corporate and other includes certain interest expense costs that had been previously allocated to the segments, including prepayment penalty fees on high-cost debt payments and certain corporate liquidity costs. In addition, we refined our capital and interest allocation methodologies for our segments in 2011.

For 2010, Corporate and other consisted primarily of the following: (1) some mark-to-market on non-qualifying derivatives; (2) restructuring charges for severance and facilities exit activities; and (3) certain tax provisions and benefits.

(dollars in millions)	Quarters ended

	March 31, 2011	December 31, 2010	March 31, 2010

Earnings Summary
Interest income	$5.8	$5.7	$4.6
Interest expense	(79.9)	(5.8)	2.0
Rental income on operating leases	–	–	(0.6)
Other income, excluding rental income	18.3	7.0	(68.2)
Depreciation on operating lease equipment	–	–	0.2
Other expenses	5.7	(22.7)	10.1
Other expenses - provision for severance and facilities exit
activities	(6.6)	(31.5)	(11.9)

Loss before provision for income taxes	$(56.7)	$(47.3)	$(63.8)

  Interest income consists of interest and dividend income primarily from deposits held at other depository institutions and U.S. Treasury Securities.

  Interest expense reflects amounts not allocated to the business segments. During 2010, management allocated interest on high cost debt to each segment, which for 2011 is reflected in Corporate and Other.

  Other income primarily reflects gains and (losses) on non-qualifying derivatives and foreign currency exchange.

  Other expenses reflects salary and general and administrative expenses unallocated to the business segments.

  Provision for severance and facilities exiting activities reflects primarily the outsourcing of the student loan portfolio in 2011, facility consolidation charges, principally in the New York region in the 2010 fourth quarter, and other efficiency measures.

FINANCING AND LEASING ASSETS

The following table presents our financing and leasing assets by segment.

Financing and Leasing Asset Composition (dollars in millions)

	March 31, 2011	December 31, 2010	% Change 2011 vs. 2010

Corporate Finance
Loans	$7,896.1	$8,482.2	(6.9)%
Operating lease equipment, net	72.8	83.2	(12.5)%
Assets held for sale	171.0	219.2	(22.0)%

Total financing and leasing assets	8,139.9	8,784.6	(7.3)%

Transportation Finance
Loans	1,282.6	1,388.9	(7.7)%
Operating lease equipment, net	10,545.9	10,618.8	(0.7)%
Assets held for sale	261.3	2.8	NM

Total financing and leasing assets	12,089.8	12,010.5	0.7%

Trade Finance
Loans	2,622.6	2,387.4	9.9%

Vendor Finance
Loans	4,036.5	4,166.1	(3.1)%
Operating lease equipment, net	421.5	434.7	(3.0)%
Assets held for sale	738.6	749.8	(1.5)%

Total financing and leasing assets	5,196.6	5,350.6	(2.9)%

Consumer
Loans - student lending	7,869.0	8,035.5	(2.1)%
Loans - other	29.9	40.4	(26.0)%
Assets held for sale	3.5	246.7	(98.6)%

Total financing and leasing assets	7,902.4	8,322.6	(5.0)%

Total loans	$23,736.7	$24,500.5	(3.1)%
Total operating lease equipment, net	11,040.2	11,136.7	(0.9)%
Total assets held for sale	1,174.4	1,218.5	(3.6)%

Total Financing and Leasing Assets	$35,951.3	$36,855.7	(2.5)%

Financing and leasing assets declined 2.5% from December 31, 2010 as new business volume was offset by sales and prepayments, as well as scheduled collections. The rate of decline was slower than the prior quarter decline of 5.7%. Assets held for sale at March 31, 2011 included vendor financing and leasing assets related primarily to the announced sale of Dell Canada and Dell Europe, eight aircraft in Transportation Finance, most of which were subject to operating leases, and some corporate finance loans, which are primarily non-performing assets.

The following table provides further detail of the changes in financing and leasing assets.

Financing and Leasing Assets Roll forward (dollars in millions)

	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Commercial Segments	Consumer	Total

Balance at December 31, 2010	$8,784.6	$12,010.5	$2,387.4	$5,350.6	$28,533.1	$8,322.6	$36,855.7
New business volume	470.7	317.9	–	538.8	1,327.4	–	1,327.4
Loan sales (pre-FSA)	(339.1)	(21.6)	–	–	(360.7)	(251.8)	(612.5)
Equipment sales (pre-FSA)	(51.0)	(91.3)	–	(97.7)	(240.0)	–	(240.0)
Depreciation (pre-FSA)	(4.2)	(141.0)	–	(63.5)	(208.7)	–	(208.7)
Gross charge-offs (pre-FSA)	(167.7)	(0.7)	(6.2)	(32.4)	(207.0)	(3.3)	(210.3)
Collections and other (pre-FSA)	(828.5)	(71.0)	241.4	(541.8)	(1,199.9)	(189.4)	(1,389.3)
Change in finance receivable
FSA discounts	272.6	25.3	–	38.3	336.2	24.3	360.5
Change in operating lease FSA
discounts	2.5	61.7	–	4.3	68.5	–	68.5

Balance at March 31, 2011	$8,139.9	$12,089.8	$2,622.6	$5,196.6	$28,048.9	$7,902.4	$35,951.3

Total Business Volumes (dollars in millions)

	Quarters Ended

	March 31, 2011	December 31, 2010	March 31, 2010

Corporate Finance	$470.7	$496.7	$145.4
Transportation Finance	317.9	425.4	225.7
Vendor Finance	538.8	584.4	532.3

Total business volume	$1,327.4	$1,506.5	$903.4

Factoring volume	$6,130.7	$6,977.9	$6,378.0

New lending and leasing commitments totaled $1.7 billion for the quarter ended March 31, 2011, of which we funded $1.3 billion, down 12% sequentially, but up 47% from a year ago. The sequential decline reflected reduced equipment purchases in Transportation Finance, slightly less lending volume from non-U.S. Corporate Finance operations, and a modest dip in Vendor Finance. Over 60% of our U.S. lending volume (and virtually all Corporate Finance volume) was originated and funded by CIT Bank, up from 50% last quarter and less than 5% a year ago.

Factoring volume was down from the prior quarter, in line with historic seasonal patterns, and the 2010 first quarter, reflecting the runoff of our European factoring operation. Excluding the European operation, factored volume was up 2.7% from the first quarter of 2010.

Receivables Sales (Pre-FSA excluding factoring, dollars in millions)

	Quarters Ended

	March 31, 2011	December 31, 2010	March 31, 2010

Corporate Finance	$339.1	$904.5	$208.3
Transportation Finance	21.6	150.6	–
Vendor Finance	–	–	409.7

Commercial Segments	360.7	1,055.1	618.0
Consumer	251.8	440.9	–

Total	$612.5	$1,496.0	$618.0

First quarter 2011 sales activity in Corporate Finance consisted primarily of non-performing loans that were previously entered into as syndication transactions and sold this quarter, with the remaining sales consisting primarily of non-performing communications and media, healthcare and energy loans. Sales of Consumer loans consisted primarily of government-guaranteed student loans.

CONCENTRATIONS

Ten Largest Accounts

Our ten largest financing and leasing asset accounts in the aggregate represented 7.9% of our total financing and leasing assets at March 31, 2011. The largest account primarily consisted of operating lease equipment leased to an airline carrier and represents 2.1% of our total financing and leasing assets. Excluding student loans, the top ten accounts in aggregate represented 10.1% of total owned assets (the largest account totaled 2.7%).

The largest accounts were in Transportation Finance (airlines and rail), Trade Finance (retail) and Corporate Finance (healthcare).

The top ten accounts were 7.6% and 9.7% (excluding student loans) at December 31, 2010.

Operating Lease Equipment by Segment (dollars in millions)

	March 31, 2011	December 31, 2010

Transportation Finance – Aerospace(1)	$7,092.0	$7,125.5
Transportation Finance – Rail and Other	3,453.9	3,493.3
Vendor Finance	421.5	434.7
Corporate Finance	72.8	83.2

Total	$11,040.2	$11,136.7

(1)	Aerospace includes commercial, regional and corporate aircraft and equipment.

At March 31, 2011, Transportation Finance had 245 commercial aircraft, and approximately 100,000 railcars and 400 locomotives on operating lease.

Geographic Concentrations

The following table represents the financing and leasing assets by obligor geography:

(dollars in millions)
	March 31, 2011		December 31, 2010

Midwest	$5,957.2	16.6%	$6,094.9	16.5%
Northeast	5,603.2	15.6%	5,970.6	16.2%
West	4,919.2	13.7%	5,120.6	13.9%
Southeast	3,988.0	11.1%	4,030.2	10.9%
Southwest	3,053.8	8.5%	3,205.5	8.7%

Total U.S.	23,521.4	65.5%	24,421.8	66.2%
Canada	3,495.9	9.7%	3,572.1	9.7%
Other international	8,934.0	24.8%	8,861.8	24.1%

Total	$35,951.3	100.0%	$36,855.7	100.0%

The following table summarizes both state concentrations greater than 5.0% and international country concentrations in excess of 1.0% of our financing and leasing assets:

	March 31, 2011		December 31, 2010

State
California		6.9%		6.9%
Texas		6.3%		6.6%
New York		5.8%		6.2%
All other states		46.5%		46.5%

Total U.S.		65.5%		66.2%

Country
Canada		9.7%		9.7%
Australia		2.8%		2.5%
England		2.3%		2.4%
Mexico		2.3%		2.3%
China		1.6%		1.8%
Brazil		1.4%		1.3%
Germany		1.2%		1.4%
Spain		1.1%		1.1%
All other countries		12.1%		11.3%

Total International		34.5%		33.8%

Industry Concentrations The following table represents financing and leasing assets by industry of obligor:

(dollars in millions)
	March 31, 2011		December 31, 2010

Industry
Commercial airlines (including regional airlines)	$7,940.3	22.1%	$7,743.3	21.0%
Student lending(1)	7,870.5	21.9%	8,280.9	22.5%
Manufacturing(2)	4,725.2	13.1%	4,761.1	12.9%
Retail(3)	3,609.9	10.0%	3,588.4	9.7%
Service industries	2,981.9	8.3%	3,076.6	8.4%
Transportation(4)	2,042.6	5.7%	2,151.1	5.9%
Healthcare	1,871.9	5.2%	1,996.8	5.4%
Finance and insurance	750.5	2.1%	839.8	2.3%
Communications	624.0	1.7%	745.8	2.0%
Energy and utilities	612.0	1.7%	638.8	1.7%
Wholesaling	425.4	1.2%	456.9	1.2%
Other (no industry greater than 2%)	2,497.1	7.0%	2,576.2	7.0%

Total	$35,951.3	100.0%	$36,855.7	100.0%

(1)	See Student Lending section for further information.

(2)	At March 31, 2011, includes manufacturers of chemical products and pharmaceuticals (2.0%), apparel (1.9%), food (1.8%), and printing and publishing (1.2%).

(3)	At March 31, 2011, includes retailers of apparel (3.6%) and general merchandise (1.6%).

(4)	Includes rail, bus, over-the-road trucking industries, business aircraft and shipping.

Aerospace

Commercial Aerospace Portfolio (dollars in millions)

	March 31, 2011		December 31, 2010
	Net Investment	Number	Net Investment	Number

By Region:
Asia Pacific	$2,638.6	90	$2,569.2	95
Europe	2,163.7	79	2,151.0	79
Latin America	942.3	39	902.0	36
U.S. and Canada	1,235.4	68	1,212.1	68
Africa / Middle East	780.4	22	731.8	20

Total	$7,760.4	298	$7,566.1	298

By Manufacturer:
Boeing	$2,732.3	130	$2,702.0	135
Airbus	4,952.4	166	4,845.8	163
Other	75.7	2	18.3	–

Total	$7,760.4	298	$7,566.1	298

By Body Type(1):
Narrow body	$5,664.4	235	$5,536.4	235
Intermediate	1,956.4	54	1,895.6	53
Wide body	120.9	9	115.8	10
Other	18.7	–	18.3	–

Total	$7,760.4	298	$7,566.1	298

By Product:
Operating lease	$7,274.5	245	$7,064.9	238
Loan	417.7	49	447.5	56
Capital lease	68.2	4	53.7	4

Total	$7,760.4	298	$7,566.1	298

Number of accounts	97		100
Weighted average age of fleet (years)	6		5
Largest customer net investment	$765.1		$692.4

(1)	Narrow body are single aisle design and consist primarily of Boeing 737 and 757 series and Airbus A320 series aircraft. Intermediate body are smaller twin aisle design and consist primarily of Boeing 767 series and Airbus A330 series aircraft. Wide body are large twin aisle design and consist primarily of Boeing 747 and 777 series and McDonnell Douglas DC10 series aircraft.

Our top five commercial aerospace outstandings totaled $1,663.2 million at March 31, 2011, all of which were to carriers outside the U.S. The largest individual outstanding exposure to a U.S. carrier at March 31, 2011 was $150.3 million.

See Note 11 — Commitments for additional information regarding commitments to purchase additional aircraft.

Student Lending (Student Loan Xpress or “SLX”)

The Consumer segment includes our liquidating student loan portfolio. During the quarter, student loan portfolio balances declined $410 million, reflecting the sale of approximately $250 million of government-guaranteed loans and portfolio run-off. As of March 31, 2011, we completed the outsourcing of servicing for the remaining government-guaranteed student loan portfolio. As a result, CIT is closing its Xpress Loan Servicing offices in Cleveland and Cincinnati, Ohio.

See Note 5 — Long-Term Borrowings for description of related financings.

Finance receivables by product type are presented in the following table.

Student Lending Receivables by Product Type (dollars in millions)

	March 31, 2011	December 31, 2010

Consolidation loans	$6,747.6	$7,119.0
Other U.S. Government guaranteed loans	1,120.2	1,159.2
Private (non-guaranteed) loans and other	2.7	2.7

Total	$7,870.5	$8,280.9

Delinquencies (sixty days or more)	$609.7	$608.9

Top state concentrations (%)	35%	35%

Top state concentrations	California, New York, Texas, Ohio, Pennsylvania

OTHER ASSETS / OTHER LIABILITIES

The following table presents components of other assets.

Other Assets (dollars in millions)

	March 31, 2011	December 31, 2010

Deposits on commercial aerospace flight equipment	$558.4	$609.7
Other counterparty receivables	472.8	310.7
Deferred debt costs	148.0	126.4
Tax receivables, other than income	121.0	125.1
Maintenance fee receivables	116.6	115.3
Executive retirement plan and deferred compensation	116.2	110.2
Accrued interest and dividends	114.0	97.7
Prepaid expenses	78.7	87.5
Furniture and fixtures	78.2	79.3
Other	312.3	367.5

	$2,116.2	$2,029.4

The following table presents components of other liabilities:
Other Liabilities (dollars in millions)
	March 31, 2011	December 31, 2010

Equipment maintenance reserves	$668.1	$633.6
Accrued expenses	421.5	499.3
Estimated valuation adjustment relating to aerospace commitments (1)	391.4	429.6
Accrued interest payable	240.5	254.8
Security and other deposits	197.1	201.4
Qualifying derivative liability	118.5	74.5
Accounts payable	96.1	188.6
Current taxes payable and deferred taxes	(14.8)	(62.0)
Other liabilities	265.5	247.1

	$2,383.9	$2,466.9

(1)	In conjunction with FSA, a liability was recorded to reflect then current fair value of aircraft purchase commitments outstanding at the time. When the aircraft are purchased, the cost basis of the assets will be reduced by the associated liability.

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

Processes and procedures relating to Risk Management mentioned above are unchanged from December 31, 2010, and are detailed in our 2010 Form 10-K.

Interest Rate Risk

At March 31, 2011, the Company’s loan, lease, and investment portfolio was split evenly, in principal amount, between fixed and floating rate transactions, while our interest-bearing liabilities were predominately fixed rate based. As a result, our portfolio is in an asset sensitive position, as our assets will reprice faster than our liabilities. Therefore, our net interest margin may increase if interest rates rise, or decrease should interest rates decline. The following table summarizes the composition of interest rate sensitive assets and liabilities.

	March 31, 2011		December 31, 2010

	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate

Assets	49%	51%	48%	52%
Liabilities	80%	20%	80%	20%

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

The table below summarizes the results of simulation modeling produced by our asset/liability management system. The results reflect the percentage change in net interest income and economic value of equity over the next twelve months assuming an immediate 100 basis point parallel increase and decrease in interest rates.

	March 31, 2011		December 31, 2010

	+100 bps	-100 bps	+100 bps	-100 bps

Net Interest Income	12.7%	(4.8)%	18.0%	(6.5)%
Economic Value of Equity	3.5%	0.1%	3.1%	(0.5)%

The simulation modeling assumes we take no action in response to the assumed changes in interest rates. Our net interest income is asset sensitive to a parallel shift in interest rates at March 31, 2011.

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

FUNDING, LIQUIDITY AND CAPITAL

Portfolio collections, capital markets, various securitization facilities and secured borrowings provide our sources of funding and liquidity. Additionally, the Company maintains a portfolio of cash and investment securities to permit the Company to satisfy funding and other operating obligations, while also providing protection against unforeseen stress events such as unanticipated funding obligations, including customer line draws, or disruptions to capital markets or other funding sources.

Late in the first quarter, our cash investments in short-term investments were expanded to include U.S. Treasury bills, all of which have maturities of 91 days or less. We anticipate continued investment of our cash in various types of high-grade, short-term investments. Cash and short-term investment securities totaled $11.8 billion at March 31, 2011, comprised of $6.1 billion of short-term U.S. Treasuries and $5.7 billion of cash, up from $11.2 billion of cash at December 31, 2010. Cash and short-term investment securities consisted of $6.2 billion at the bank holding company, $1.2 billion at CIT Bank, $1.1 billion at operating subsidiaries and $3.3 billion in restricted balances at March 31, 2011.

As described below, during the quarter, we repaid approximately $2.8 billion of debt, including $1 billion of Series A Notes, approximately $0.75 billion of Series B Notes and approximately $1 billion of other secured debt. In March, we issued $2 billion of new Series C Second-Priority Secured Notes and announced the redemption of $2.5 billion of Series A Notes during the second quarter. See Note 5 — Long-Term Borrowings for additional information on borrowings.

We have targeted the transfer of certain business platforms suitable for operating within CIT Bank, including our small business lending platform, which was transferred in March 2011. Following a platform transfer, related new originations are funded by CIT Bank using its available cash, deposits and secured financings. The platform transfers exclude portfolio assets outstanding at the time of the transfer. Cash flows from the outstanding portfolio assets are retained by the Company to be used for other corporate purposes, but subject to restrictions under the Cash Sweep.

Secured financings have been our primary source of funding since mid-2007. These secured financing transactions do not meet accounting requirements for sale treatment and are recorded as secured borrowings, with the assets remaining on-balance sheet. The debt associated with these transactions is collateralized by receivables or collateral values of the assets. Certain related cash balances are restricted.

First Lien Facility

In August 2010, CIT amended its existing first lien credit facility agreements (the “First Lien Facility”) and refinanced the remaining principal balance. The First Lien Facility has an outstanding balance of $3 billion that matures in August 2015. This facility carries an interest rate of LIBOR + 4.50% with a 1.75% LIBOR floor. The First Lien Facility is generally secured by a first lien on substantially all U.S. assets that are not otherwise pledged to secure the borrowings of special purpose entities as described below under “Other Secured Borrowings”, 65% of the voting shares and 100% of the non-voting shares of certain foreign subsidiaries and between 44% and 65% of the equity interest or capital stock in certain other non-U.S., non-regulated subsidiaries. The First Lien Facility is subject to a collateral coverage covenant (based on CIT’s book value in accordance with GAAP) of 2.5x the outstanding loan balance, tested quarterly and upon certain transfers, dispositions or releases of collateral. The First Lien Facility also contains a number of additional covenants, some of which do not impose restrictions on the Company if CIT continues to maintain a collateral coverage ratio of 2.75x or greater. At March 31, 2011, after eliminating certain pledged entities that are being evaluated for consolidation or dissolution, the collateral coverage ratio was 4.7x.

Series A and Series C Notes

In March 2011, the Company issued $2 billion of new Series C Second-Priority Secured Notes, consisting of $1.3 billion of three-year 5.25% fixed rate notes and $700 million of seven-year 6.625% fixed rate notes. The covenants in the new Series C Notes are materially less restrictive than those in the outstanding Series A Notes, and more consistent with covenants in investment grade-rated bonds. The proceeds of the transaction were used, in conjunction with available cash, to redeem an additional $2.5 billion of 7% Series A Notes at a redemption price of 102% of the aggregate principal amount on May 2, 2011. This redemption included approximately $1.1 billion principal amount of remaining 2013 Series A Notes and approximately $1.4 billion principal amount of the 2014 Series A Notes. The acceleration of FSA amortization on the 2013 and 2014 maturities will add approximately $65 million and $50 million, respectively, to second quarter interest expense.

During the 2011 first quarter, we redeemed $1.0 billion of the 7% Series A Notes due in 2013 at a redemption price of 102% of the aggregate principal amount redeemed. The acceleration of FSA amortization on the Series A Notes was $25 million and resulted in an increase to interest expense.

The Series A Notes and Series C Notes are generally secured by second-priority security interests in all the assets securing the First Lien Facility. The Series A Notes Indentures limit the ability of the Company and the Company’s restricted subsidiaries to make certain payments or investments, incur indebtedness (including guarantees), issue preferred stock, incur liens, enter into sale and leaseback transactions, pay dividends, sell assets, and enter into transactions with affiliates. The Series C Notes Indentures limit the Company’s ability to create liens, merge or consolidate, or sell, transfer, lease or dispose of all or substantially all of its assets. Under the terms of the Series A Notes, the Company is required to use certain cash collections to repay the First Lien Facility and Series A Notes on an accelerated basis as part of the Cash Sweep; there is no such requirement under the Series C Notes.

The guarantees and collateral for the Series C Notes will be released upon the Series C Notes receiving an investment grade rating from each of Moody's and S&P after giving effect to the release. In addition, the guarantees and/or collateral for the Series C Notes will be automatically released if the same guarantees and/or collateral for the Series A Notes are released at the same time or if the Series A Notes have been paid off in full.

In the event of a Change of Control as defined in the Series A Indentures, holders of the Series A Notes will have the right to require the Company, as applicable, to repurchase all or a portion of the Series A Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest to the date of such repurchase.

Upon a Change of Control Triggering Event as defined in the Series C Indentures, holders of the Series C Notes will have the right to require the Company, as applicable, to repurchase all or a portion of the Series C Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest to the date of such repurchase.

Series B Notes

During the 2011 first quarter, we redeemed the remaining $0.75 billion of 10.25% Series B Notes at a redemption price of 102% of the aggregate principal amount redeemed. The acceleration of FSA accretion on the Series B Notes was $14 million and resulted in a decrease to interest expense.

Other Secured Borrowings

These secured borrowings are comprised largely of securitization financings. At March 31, 2011, we had other secured borrowings of $10.3 billion, which was down $0.6 billion for the quarter reflecting repayments on existing structures corresponding to receivable repayments and sales of underlying assets.

At March 31, 2011, a total of $3,202.6 million, after FSA, of financing and leasing assets, comprised of $1,490.6 million in Corporate Finance, $598.6 million in Consumer and $1,113.4 million in commercial aerospace in Transportation Finance, were pledged in conjunction with $1,801.5 million in secured debt issued to investors under the $2,125.0 million Goldman Sachs International (“GSI”) facility. The utilized notional amount of the GSI Facility is $1,267.9 million at March 31, 2011. Unsecured counterparty receivable of $516.1 million, net of FSA, is owed to CIT from GSI for debt discount, return of collateral posted to GSI and settlements resulting from market value changes to asset-backed securities underlying the structure at March 31, 2011. Collateral amounts required under this agreement will fluctuate with market values of the underlying securities. Actual terms of the facility, including facility usage and collateral coverage, are measured on a pre-FSA basis.

In March 2011, CIT renewed its $1 billion committed U.S. Vendor Finance conduit facility, with significantly reduced costs, increased advance rate and lengthened expiration and maturity term. The committed revolving period of the facility now expires in March 2013 and the facility has a final maturity in 2020.

Cash Sweep and Required Cash Sweep Payments

Under the terms of the Series A Notes, the Company is required to use certain cash collections to repay the First Lien Facility and Series A Notes on an accelerated basis (the “Cash Sweep”). The Company may also use amounts in the Cash Sweep Accounts for certain designated purposes. While the First Lien Facility no longer contains a Cash Sweep provision, the terms of the Series A Notes still require Cash Sweep payments to be made in order of priority first to the First Lien Facility and once all obligations under the First Lien Facility have been paid off in full, then to repay or redeem the Series A Notes (including purchases of Series A Notes in open market transactions, pursuant to tender offers or otherwise).

The Cash Sweep account totaled $1,969 million at March 31, 2011, which included restricted investments and cash, compared to $1,229.8 million at December 31, 2010.

Debt Ratings

Our debt ratings at March 31, 2011 are presented in the following table. A change from December 31, 2010 relates to the ratings on the Series C Notes that were issued in March 2011, and the omission of ratings on the Series B Notes that were repaid in January 2011. The Series C Notes ratings equate to the ratings on the Series A Notes.

On May 3, 2011, Moody’s Investors Service upgraded the Company’s corporate credit rating (Issuer) to B2 from B3.

Debt Ratings as of March 31, 2011	S&P Ratings Services	Moody’s Investors Service	DBRS

Issuer / Counterparty Credit Rating	B+/B	B3	B (High)
1st Lien Debt Rating	BB	B1	BB (High)
2nd Lien Debt Rating (Series A and C)	B+	B3	B (High)
Outlook / Trend	Positive	Stable	Positive

Debt ratings can influence the cost and availability of short-and long-term funding, the terms and conditions on which such funding may be available, the collateral requirements, if any, for borrowings and certain derivative instruments, the acceptability of our letters of credit, and the number of investors and counter-parties willing to lend to the Company. A decrease, or potential decrease, in credit ratings could impact access to the capital markets and/or increase the cost of debt, and thereby adversely affect liquidity and financial condition.

Rating agencies indicate that they base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix, level and quality of earnings, and the current legislative and regulatory environment, including implied government support. In addition, rating agencies themselves have been subject to scrutiny arising from the financial crisis and could make or be required to make substantial changes to their ratings policies and practices, particularly in response to legislative and regulatory changes, including as a result of provisions in Dodd-Frank. Potential changes in the legislative and regulatory environment and the timing of those changes could impact our ratings, which as noted above, could impact our liquidity and financial condition.

A security rating is not a recommendation to buy, sell or hold securities, and the ratings are subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

Contractual Payments and Commitments

The following tables summarize significant contractual payments and contractual commitment expirations at March 31, 2011. Certain amounts in the payments table are not the same as the respective balance sheet totals as this table is before FSA, in order to better reflect projected contractual payments. Likewise, actual cash flows will vary materially from those depicted in the payments table as further explained in the table footnotes.

Payments by Year, for the twelve months ended March 31(1) (dollars in millions)

	Total	2012	2013	2014	2015	2016+

Secured borrowings(2)	$11,223.5	$2,141.9	$1,185.1	$988.5	$841.1	$6,066.9
First lien facility	3,000.0	–	–	–	–	3,000.0
Other debt	210.3	47.9	18.4	6.5	0.3	137.2
Series A Notes(3)	20,040.1	2,500.0	–	–	1,760.0	15,780.1
Series C Notes	2,000.0	–	–	–	1,300.0	700.0

Total Long-term borrowings	36,473.9	4,689.8	1,203.5	995.0	3,901.4	25,684.2

Deposits	4,264.1	1,162.5	1,369.6	771.4	518.2	442.4
Credit balances of factoring clients	1,110.7	1,110.7	–	–	–	–
Lease rental expense	294.2	35.2	33.0	31.9	30.1	164.0

Total contractual payments	$42,142.9	$6,998.2	$2,606.1	$1,798.3	$4,449.7	$26,290.6

(1)	Projected payments of debt interest expense and obligations relating to postretirement programs are excluded.
(2)	Includes non-recourse secured borrowings, which are generally repaid in conjunction with the pledged receivable maturities.
(3)	Series A Notes payments for the twelve months ended March 31, 2012 reflect announced redemption of $2.5 billion during the second quarter of 2011.

Commitment Expiration by twelve month periods ended March 31 (dollars in millions)

	Total	2012	2013	2014	2015	2016+
Financing commitments(1)	$2,280.5	$303.4	$639.7	$510.6	$271.2	$555.6
Aerospace and other manufacturer purchase
commitments(2)	5,790.3	861.1	583.2	868.2	757.9	2,719.9
Letters of credit	383.8	142.7	64.5	46.0	37.7	92.9
Deferred purchase credit protection
agreements	1,534.4	1,534.4	–	–	–	–
Guarantees, acceptances and other recourse
obligations	22.5	9.5	6.2	6.8	–	–
Liabilities for unrecognized tax obligations(3)	449.1	10.0	439.1	–	–	–

Total contractual commitments	$10,460.6	$2,861.1	$1,732.7	$1,431.6	$1,066.8	$3,368.4

(1)	Financing commitments do not include certain unused, cancelable lines of credit to customers in connection with third-party vendor programs, which can be reduced or cancelled by CIT at any time without notice.

(2)	Aerospace commitments are net of amounts on deposit with manufacturers.

(3)	The balance cannot be estimated past 2013; therefore the remaining balance is reflected in 2013.

Financing commitments declined slightly from $2.4 billion at December 31, 2010, to $2.3 billion at March 31, 2011. At March 31, 2011, unfunded commitments related to lead agented asset-based loans totaled $338 million, down from $377 million at December 31, 2010. The financing commitments above exclude approximately $1.0 billion of commitments that were not available for draw due to requirements for collateral availability or covenant conditions existing at March 31, 2011.

At March 31, 2011, substantially all financing commitments were senior facilities, with approximately 55% secured by equipment or other assets and the remainder comprised of cash-flow or enterprise value facilities. CIT is lead agent in approximately 33% of the facilities. Most of our undrawn and available financing commitments are in Corporate Finance. The top ten undrawn commitments totaled $394 million.

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

Risk-Weighted Assets (dollars in millions)

	March 31, 2011	December 31, 2010
Balance sheet assets	$50,675.2	$50,958.2
Risk weighting adjustments to balance sheet assets	(17,377.4)	(16,029.5)
Off balance sheet items(1)	9,132.3	9,248.0

Risk-weighted assets	$42,430.1	$44,176.7

(1)	Primarily reflects commitments to purchase aircraft and for unused lines of credit and letters of credit. See Note 9 - Regulatory Capital for more information.

Regulatory Capital

The Company is subject to various regulatory capital requirements set by the Federal Reserve Board. CIT committed to its regulators to maintain a 13% Total Capital Ratio at the BHC and a 15% Tier 1 Leverage Ratio at CIT Bank for at least three years.

Regulatory Capital and Ratios (dollars in millions)

	March 31, 2011	December 31, 2010
Tier 1 Capital
Total stockholders' equity	$8,992.3	$8,916.0
Effect of certain items in accumulated other comprehensive
loss excluded from Tier 1 Capital	(2.0)	(3.3)

Adjusted total equity	8,990.3	8,912.7
Less: Goodwill	(277.4)	(277.4)
Disallowed intangible assets	(99.1)	(119.2)
Investment in certain subsidiaries	(34.4)	(33.4)
Other Tier 1 components(1)	(59.0)	(65.2)

Total Tier 1 Capital	8,520.4	8,417.5
Tier 2 Capital
Qualifying reserve for credit losses	415.3	416.2
Investment in certain subsidiaries	(34.4)	(33.4)
Other Tier 2 components(2)	0.2	0.2

Total Tier 2 Capital	381.1	383.0

Total Capital (Tier 1 and Tier 2 Capital)	$8,901.5	$8,800.5

Risk-weighted assets	$42,430.1	$44,176.7

BHC Ratios
Tier 1 Capital Ratio	20.1%	19.1%
Total Capital Ratio	21.0%	19.9%
Tier 1 Leverage Ratio	17.2%	16.2%

CIT Bank Ratios
Tier 1 Capital Ratio	56.1%	57.4%
Total Capital Ratio	56.5%	57.7%
Tier 1 Leverage Ratio	25.6%	24.2%

(1)	Includes the portion of net deferred tax assets that does not qualify for inclusion in Tier 1 capital based on the capital guidelines and the Tier 1 capital charge for nonfinancial equity investments.

(2)	Banking organizations are permitted to include in Tier 2 Capital up to 45% of net unrealized pretax gains on available-for-sale equity securities with readily determinable fair values.

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

CIT BANK

On April 20, 2011, CIT announced that the Federal Deposit Insurance Corporation (FDIC) and the Utah Department of Financial Institutions (UDFI) terminated their Cease and Desist orders on CIT Bank that were jointly issued on July 16, 2009.

CIT Bank loan origination activity continued to increase. Committed loan volume rose 15% from the prior quarter to $777 million, of which $409 million was funded. Total assets were $6.8 billion, down from $7.1 billion at December 31, 2010, as cash was used to pay down maturing deposits and the run-off of the consumer loans outpaced the increase in commercial loans. Total loans were $5.2 billion, down slightly from December 31, 2010 as the increase in commercial loans was offset by the runoff of the consumer portfolio. At March 31, 2011, loans consisted of $3.6 billion of consumer loans, primarily government-guaranteed student loans and $1.6 billion of commercial loans. Total deposits declined modestly to $4.3 billion. In addition, during the 2011 first quarter, we obtained the necessary regulatory approvals and transferred our small business lending operations into CIT Bank.

The Total Capital ratio at the Bank was 56.5% and the Tier 1 Leverage ratio was 25.6%, compared to 57.7% and 24.2%, respectively, at December 31, 2010.

The following presents condensed financial information for CIT Bank.

CONDENSED BALANCE SHEETS (dollars in millions)

	March 31, 2011	December 31, 2010
ASSETS:
Cash and deposits with banks	$1,183.7	$1,299.1
Assets held for sale	1.9	16.6
Net loans	5,160.7	5,224.2
Other assets	490.9	512.8

Total Assets	$6,837.2	$7,052.7

LIABILITIES AND EQUITY:
Long-term borrowings, including deposits	$4,913.7	$5,186.5
Other liabilities	45.0	34.0

Total Liabilities	4,958.7	5,220.5
Total Stockholders’ Equity	1,878.5	1,832.2

Total Liabilities and Equity	$6,837.2	$7,052.7

CONDENSED STATEMENTS OF OPERATION (dollars in millions)

	Quarters Ended March 31
	2011	2010
Interest income	$64.4	$87.7
Interest expense	(26.8)	(31.9)

Net interest revenue	37.6	55.8
Provision for credit losses	(1.7)	(9.6)

Net interest revenue, after credit provision	35.9	46.2
Total other income	13.4	7.7

Total net revenue, net of interest expense and credit provision	49.3	53.9
Total other expenses	(12.0)	(11.7)

Income before income taxes	37.3	42.2
Provision for income taxes	(14.6)	(16.3)

Net income	$22.7	$25.9

SELECT QUARTERLY FINANCIAL DATA

(dollars in millions, except per share data)

	At or for the Quarters Ended
	March 31, 2011	December 31, 2010	March 31, 2010 (1)
Select Statement of Operations Data
Net interest revenue	$(55.7)	$50.3	$273.3
Provision for credit losses	(123.4)	(182.4)	(226.1)
Total other income	691.5	622.1	576.2
Total other expenses	(376.9)	(416.6)	(434.4)
Income before provision for income taxes	135.5	73.4	189.0
Net income	65.6	74.8	144.6
Per Common Share Data
Income per share – diluted	$0.33	$0.37	$0.72
Book value per common share	$44.85	$44.48	$42.83
Tangible book value per common share	$42.97	$42.50	$40.40
Performance Ratios
Return on average common stockholders’ equity	2.93%	3.37%	6.82%
Net finance revenue as a percentage of average
earning assets	2.24%	3.04%	4.67%
Return on average total assets	0.52%	0.57%	0.97%
Total ending equity to total ending assets	17.75%	17.49%	14.62%
Balance Sheet Data
Loans including receivables pledged	$23,736.7	$24,500.5	$32,459.6
Allowance for loan losses	(402.5)	(416.2)	(213.9)
Operating lease equipment, net	11,040.2	11,136.7	10,933.6
Goodwill and intangible assets, net	376.5	396.6	486.5
Total cash and short-term investments	11,812.3	11,204.0	10,065.6
Total assets	50,675.2	50,958.2	58,547.3
Total debt and deposits	37,981.2	38,516.0	46,643.1
Total common stockholders’ equity	8,992.3	8,916.0	8,567.1
Total equity	8,994.0	8,913.7	8,561.0
Credit Quality(3)
Non-accrual loans as a percentage of finance
receivables	5.50%	6.60%	5.89%
Net credit losses as a percentage of average finance
receivables	2.34%	2.73%	0.90%
Reserve for credit losses as a percentage of finance
receivables	1.70%	1.70%	0.66%
Financial Ratios
Tier 1 Capital	20.1%	19.1%	15.6%
Total Risk-based Capital	21.0%	19.9%	16.0%

(1)	Reflects previously restated balances as disclosed in the Company's December 31, 2010 Form 10-K.

AVERAGE BALANCES AND RATES

Quarterly Average Balances(1) and Associated Income (dollars in millions)

	CIT			CIT

	March 31, 2011			March 31, 2010

	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)

Deposits with banks	$9,245.2	$6.3	0.27%	$9,531.1	$3.9	0.16%
Investments	1,841.1	1.4	0.30%	347.7	3.4	3.91%
Loans and leases (including held for sale)(3)(4)

U.S.	19,910.4	467.4	9.87%	27,641.1	812.8	12.14%
Non-U.S.	5,121.7	168.1	13.14%	7,313.9	284.6	15.60%

Total loans and leases(2)	25,032.1	635.5	10.56%	34,955.0	1,097.4	12.88%

Total interest earning assets / interest income(2)(3)	36,118.4	643.2	7.32%	44,833.8	1,104.7	10.05%

Operating lease equipment, net(4)
U.S. Operating lease equipment, net(4)	4,891.7	107.8	8.81%	4,981.5	100.9	8.10%
Non-U.S. operating lease equipment, net(4)	6,247.8	145.0	9.28%	5,963.7	152.2	10.21%

Total operating lease equipment, net(4)	11,139.5	252.8	9.08%	10,945.2	253.1	9.25%

Total earning assets (2)	47,257.9	$896.0	7.74%	55,779.0	$1,357.8	9.89%

Non interest earning assets
Cash due from banks	247.1			371.9
Allowance for loan losses	(413.1)			(114.1)
All other non-interest earning assets	3,051.1			3,632.5

Total Average Assets	$50,143.0			$59,669.3

Average Liabilities
Borrowings
Deposits	$4,461.9	$24.4	2.19%	$5,005.8	$20.8	1.66%

Long-term borrowings	33,125.1	674.5	8.14%	42,929.3	810.6	7.55%

Total interest-bearing liabilities	37,587.0	$698.9	7.44%	47,935.1	$831.4	6.94%

U.S. credit balances of factoring clients	962.4			850.1
Non-U.S. credit balances of factoring clients	2.6			16.7
Non-interest bearing liabilities,
noncontrolling interests and
shareholders' equity
Other liabilities	2,630.3			2,411.0
Noncontrolling interests	(1.7)			(6.3)
Stockholders’ equity	8,962.4			8,462.7

Total Average Liabilities and
Stockholders’ Equity	$50,143.0			$59,669.3

Net revenue spread			0.30%			2.95%
Impact of non-interest bearing sources			1.40%			0.88%

Net revenue/yield on earning
assets(2)		$197.1	1.70%		$526.4	3.83%

(1)	The average balances presented are derived based on month end balances during the year. Tax exempt income was not significant in any of the years presented. Average rates are impacted by FSA accretion and amortization.

(2)	The rate presented is calculated net of average credit balances for factoring clients.

(3)	Non-accrual loans and related income are included in the respective categories.

(4)	Operating lease rental income is a significant source of revenue; therefore, we have presented the net revenues.

The average long-term borrowings balances presented below are derived based on daily balances and the average rates are based on a 30 days per month day count convention. The average rates include FSA amortization and prepayment fees. The debt coupon rates at March 31, 2011, on a pre-FSA basis, are as follows: Secured Borrowings — 2.47%, First Lien Facility — 6.25%, Secured Series A Notes — 7.00%, Secured Series B Notes — 10.25%, Secured Series C Notes: $1.3 billion at 5.25% and $0.7 billion at 6.625%, and Other Debt — 5.65%.

Average Daily Long-term Borrowings Balances and Rates (dollars in millions)

	Quarters Ended
	March 31, 2011			December 31, 2010			March 31, 2010

	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)

Secured Borrowings	$10,658.2	$129.6	4.86%	$11,702.7	$126.5	4.32%	$14,626.0	$135.9	3.72%
Secured Credit & Expansion
Facility	3,041.5	50.4	6.62%	3,043.1	51.4	6.76%	7,181.9	172.6	9.61%
Secured Series A Notes	18,756.6	487.0	10.39%	19,011.5	446.9	9.40%	18,807.0	443.1	9.42%
Secured Series B Notes (*)	25.1	2.1	16.03%	1,193.0	49.2	16.50%	2,196.5	53.3	9.71%
Secured Series C Notes (*)	22.2	0.8	6.02%	–	–	–	–	–	–
Other Debt	159.4	4.6	11.46%	177.0	5.1	11.53%	244.9	5.7	9.31%

Long-term borrowings	$32,663.0	$674.5	8.26%	$35,127.3	$679.1	7.73%	$43,056.3	$810.6	7.53%

(*)	March 31, 2011 quarter average rates reflect the weighting of days outstanding.

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

  Assumptions and estimates recorded upon adoption of fresh start accounting

  Allowance for Loan Losses

  Impaired Loans

  Fair Value Determinations

  Lease Residual Values

  Goodwill and Intangible Assets

  Liabilities and Tax Reserves

There have been no significant changes to the methodologies and processes used in developing estimates relating to these items from those described in our 2010 Annual Report on Form 10-K.

INTERNAL CONTROLS

The Internal Controls Committee is responsible for monitoring and improving internal controls and overseeing the internal controls attestation mandated by Section 404 of the Sarbanes-Oxley Act of 2002 (“SARBOX”). The Committee, which is chaired by the Controller, includes the Chief Financial Officer, the Director of Internal Audit and other senior executives in finance, legal, risk management and information technology. See Item 4. Controls and Procedures for more information.

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

Non-GAAP Reconciliations (dollars in millions)

	March 31, 2011	December 31, 2010	March 31, 2010(3)
Earning assets(1)
Total loans	$23,736.7	$24,500.5	$32,459.6
Total operating lease equipment, net	11,040.2	11,136.7	10,933.6
Total assets held for sale	1,174.4	1,218.5	1,368.8

Total financing and leasing assets	35,951.3	36,855.7	44,762.0
Credit balances of factoring clients	(1,110.7)	(935.3)	(881.1)

Total earning assets	$34,840.6	$35,920.4	$43,880.9

	Quarters Ended
Total net revenues(2)	March 31, 2011	December 31, 2010	March 31, 2010 (3)
Interest income	$643.2	$754.0	$1,104.7
Rental income on operating leases	413.3	398.3	425.8

Finance revenue	1,056.5	1,152.3	1,530.5
Interest expense	(698.9)	(703.7)	(831.4)
Depreciation on operating lease equipment	(160.5)	(166.6)	(172.7)

Net finance revenue	197.1	282.0	526.4
Other income	278.2	223.8	150.4

Total net revenues	$475.3	$505.8	$676.8

Net Finance Revenue as a % of Average Earning Assets

	Quarters Ended
	March 31, 2011		December 31, 2010		March 31, 2010(3)
GAAP - net finance revenue	$197.1	2.24%	$282.0	3.04%	$526.4	4.67%
FSA	(86.7)	(1.13)%	(271.4)	(2.94)%	(447.3)	(4.07)%
Secured debt prepayment penalty fee	35.0	0.35%	48.9	0.46%	15.0	0.11%

Non-GAAP - adjusted net finance revenue	$145.4	1.46%	$59.5	0.56%	$94.1	0.71%

(1)	Earnings assets are utilized in certain revenue and earnings ratios. Earning assets are net of credit balances of factoring clients. This net amount represents the amounts we fund.

(2)	Total net revenues are the combination of net finance revenue and other income and is an aggregation of all sources of revenue for the Company. Total net revenues is used by management to monitor business performance.

(3)	Reflects previously restated balances as disclosed in the Company’s December 31, 2010 Form 10-K.

Non-accrual Loans (including assets held for sale) After and Before Fresh Start Accounting(1)

	March 31, 2011	FSA Adjustments	March 31, 2011	December 31, 2010	FSA Adjustments	December 31, 2010

	Post–FSA		Pre-FSA	Post-FSA		Pre-FSA
Corporate Finance
Non-accrual loans	$1,004.1	$278.2	$1,282.3	$1,239.8	$364.2	$1,604.0
Total loans	7,896.1	816.5	8,712.6	8,482.2	1,089.1	9,571.3
Non-accrual loans as a percentage of total loans	12.72%		14.72%	14.62%		16.76%
Transportation Finance
Non-accrual loans	62.1	8.1	70.2	63.2	8.1	71.3
Total loans	1,282.6	122.5	1,405.1	1,388.9	147.9	1,536.8
Non-accrual loans as a percentage of total loans	4.84%		5.00%	4.55%		4.64%
Trade Finance
Non-accrual loans	98.0	–	98.0	164.4	–	164.4
Total loans	2,622.6	–	2,622.6	2,387.4	–	2,387.4
Non-accrual loans as a percentage of total loans	3.74%		3.74%	6.89%		6.89%
Vendor Finance
Non-accrual loans	140.9	44.9	185.8	147.9	27.0	174.9
Total loans	4,036.5	143.6	4,180.1	4,166.1	181.9	4,348.0
Non-accrual loans as a percentage of total loans	3.49%		4.44%	3.55%		4.02%
Consumer
Non-accrual loans	0.9	–	0.9	0.7	0.3	1.0
Total loans	7,898.9	484.4	8,383.3	8,075.9	508.7	8,584.6
Non-accrual loans as a percentage of total loans	0.01%		0.01%	0.01%		0.01%
Total
Non-accrual loans	1,306.0	331.2	1,637.2	1,616.0	399.6	2,015.6
Total loans	23,736.7	1,567.0	25,303.7	24,500.5	1,927.6	26,428.1
Non-accrual loans as a percentage of total loans	5.50%		6.47%	6.60%		7.63%
(1)	Non-accrual loans are presented after and before fresh start accounting adjustments as an aid to trend analysis. As a result of fresh start accounting, the resulting metrics are not comparable to prior balances.

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

  capital markets liquidity,

  risks of and/or actual economic slowdown, downturn or recession,

  industry cycles and trends,

  uncertainties associated with risk management, including credit, prepayment, asset/liability, interest rate and currency risks,

  estimates and assumptions used to fair value the balance sheet in accordance with fresh start accounting and actual variation between the estimated fair values and the realized values,

  adequacy of reserves for credit losses,

  risks inherent in changes in market interest rates and quality spreads,

  funding opportunities, deposit taking capabilities and borrowing costs,

  risks that the restructuring of the Company’s capital structure did not result in sufficient additional capital or improved liquidity,

  risks that the Company will be unable to comply with the terms of the Written Agreement with the Reserve Bank,

  conditions and/or changes in funding markets and our access to such markets, including commercial paper, secured and unsecured term debt and the asset-backed securitization markets,

  risks of implementing new processes, procedures, and systems,

  risks associated with the value and recoverability of leased equipment and lease residual values,

  application of fair value accounting in volatile markets,

  application of goodwill accounting in a recessionary economy,

  changes in laws or regulations governing our business and operations,

  changes in competitive factors,

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

ITEM 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2011. Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2011 due to the fact that there was a material weakness in our internal control over financial reporting as discussed in more detail below. Based on a number of factors, including remediation actions taken to address the material weakness, we believe the consolidated financial statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with generally accepted accounting principles.

As disclosed in Part II, Item 9A of the Company’s December 31, 2010 Form 10-K, management identified a series of deficiencies that in aggregate were determined to be a material weakness related to the Company’s application of Fresh Start Accounting (“FSA”). Specifically, the Company did not have effective controls over the processes to ensure proper accretion of discounts for loan prepayments, modifications, and charge-offs. The material weakness arose due to the complexities of applying FSA at the time of emergence from Bankruptcy and the ongoing complexity of the processes necessary to properly record accretion.

As of March 31, 2011, management believes it has placed in operation controls to address the material weakness; however given the timing of certain remediation activities there was not sufficient evidence to conclude upon their sustained effectiveness. As a result, management is evaluating the operating effectiveness of the controls implemented to ensure sustainability and will take further remediation actions should any evidence of ineffectiveness be found.

The Audit Committee has directed management to monitor and test the controls implemented and develop additional controls should any of the new controls require additional enhancement. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

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

Management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and frauds. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Such limitations include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures, such as simple errors or mistakes or intentional circumvention of the established process.

(b) Changes In Internal Control Over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part Two—Other Information

ITEM 1. Legal Proceedings

CIT is currently involved, and from time to time in the future may be involved, in a number of judicial, regulatory, and arbitration proceedings relating to matters that arise in connection with the conduct of its business (collectively, “Litigation”), certain of which Litigation matters are described below. In view of the inherent difficulty of predicting the outcome of Litigation matters, particularly when such matters are in their early stages or where the claimants seek indeterminate damages, CIT cannot state with confidence what the eventual outcome of the pending Litigation will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines, or penalties related to each pending matter may be. In accordance with applicable accounting guidance, CIT establishes reserves for Litigation when those matters present loss contingencies as to which it is both probable that a loss will occur and the amount of such loss can be reasonably estimated. Based on currently available information, CIT believes that the results of Litigation that is currently pending, taken together, will not have a material adverse effect on the Company’s financial condition, but may be material to the Company’s operating results or cash flows for any particular period, depending in part on its operating results for that period. The actual results of resolving such matters may be substantially higher than the amounts reserved. For more information about pending legal proceedings, including an estimate of certain reasonably possible losses in excess of reserved amounts, see Note 12 — Contingencies of Item 1. Consolidated Financial Statements.

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

SNAP-ON ARBITRATION

On January 8. 2010, Snap-On Incorporated (“Snap-On”) and Snap-On Credit LLC filed a Demand for Arbitration alleging that CIT retained certain monies owed to Snap-On in connection with a joint venture with CIT which was terminated on July 16, 2009. Snap-On alleged that CIT underpaid Snap-On during the course of the joint venture, primarily related to the purchase by CIT of receivables originated and serviced by the joint venture, and sought damages of up to $100 million. On January 29, 2010, CIT filed its Answering Statement and Counterclaim. Among other things, CIT claimed that Snap-On wrongfully withheld payment on approximately $108 million due to CIT from the receivables serviced by Snap-On on behalf of CIT.

On May 5, 2011, CIT and Snap-On executed a settlement agreement fully resolving their respective claims, whereby Snap-On retained $18 million and returned the remainder of approximately $108 million to CIT. After taking into consideration applicable reserves, the settlement did not have a material impact on CIT’s financial position or results of operations.

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

ITEM 1A. Risk Factors

For a discussion of certain risk factors affecting CIT, see Part I, Item 1A: Risk Factors, of CIT’s 2010 Annual Report on Form 10-K and Forward-Looking Statements of this Form 10-Q.

ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds

No purchases of CIT equity securities were made during the 2011 first quarter and there were no such equity securities that may yet be purchased under any repurchase plans or programs.

ITEM 6. Exhibits

(a) Exhibits

3.1	Third Amended and Restated Certificate of Incorporation of the Company, dated December 8, 2009 (incorporated by reference to Exhibit 3.1 to Form 8-K filed December 9, 2009).

3.2	Amended and Restated By-laws of the Company, as amended through December 8, 2009 (incorporated by reference to Exhibit 3.2 to Form 8-K filed December 9, 2009).

4.1	Indenture dated as of December 10, 2009 between CIT Group Inc. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to Form 8-K filed December 16, 2009).

4.2

First Supplemental Indenture dated as of December 10, 2009 among CIT Group Inc., certain Guarantors named therein and Deutsche Bank Trust Company Americas for the issuance of series A second-priority secured notes (incorporated by reference to Exhibit 4.2 to Form 8-K filed December 16, 2009).

4.3

Indenture dated as of December 10, 2009 between CIT Group Funding Company of Delaware, LLC and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.3 to Form 8-K filed December 16, 2009).

4.4

First Supplemental Indenture dated as of December 10, 2009 among CIT Group Funding Company of Delaware, LLC, CIT Group Inc. and the other Guarantors named therein and Deutsche Bank Trust Company Americas for the issuance of series B second-priority secured notes (incorporated by reference to Exhibit 4.4 to Form 8-K filed December 16, 2009).

4.5

Indenture dated as of January 20, 2006 between CIT Group Inc. and The Bank of New York Mellon (as successor to JPMorgan Chase Bank N.A.) for the issuance of senior debt securities (incorporated by reference to Exhibit 4.3 to Form S-3 filed January 20, 2006).

4.6

First Supplemental Indenture dated as of February 13, 2007 between CIT Group Inc. and The Bank of New York Mellon (as successor to JPMorgan Chase Bank N.A.) for the issuance of senior debt securities (incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 13, 2007).

4.7

Third Supplemental Indenture dated as of October 1, 2009, between CIT Group Inc. and The Bank of New York Mellon (as successor to JPMorgan Chase Bank N.A.) relating to senior debt securities (incorporated by reference to Exhibit 4.4 to Form 8-K filed on October 7, 2009).

4.8

Fourth Supplemental Indenture dated as of October 16, 2009 between CIT Group Inc. and The Bank of New York Mellon (as successor to JPMorgan Chase Bank N.A.) relating to senior debt securities (incorporated by reference to Exhibit 4.1 to Form 8-K filed October 19, 2009).

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

4.20	Indenture, dated as of March 30, 2011, between CIT Group Inc. and Deutsche Bank Trust Company Americas, as trustee

4.21

First Supplemental Indenture, dated as of March 30, 2011, between CIT Group Inc., the Guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee (including the Form of 5.250% Note due 2014 and the Form of 6.625% Note due 2018)

4.22

Registration Rights Agreement, dated as of March 30, 2011, among CIT Group Inc., the Guarantors named therein, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc. and J.P. Morgan Securities LLC, as representatives for the initial purchasers named therein

10.1	Form of Separation Agreement by and between Tyco International Ltd. and CIT (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the Registration Statement on Form S-1 filed June 26, 2002)

10.2

Form of Financial Services Cooperation Agreement by and between Tyco International Ltd. and CIT (incorporated by reference to Exhibit 10.3 to Amendment No. 2 to the Registration Statement on Form S-1 filed June 12, 2002).

10.3*	Amended and Restated CIT Group Inc. Long-Term Incentive Plan (as amended and restated effective December 10, 2009) (incorporated by reference to Exhibit 4.1 to Form S-8 filed January 11, 2010).

10.4*	CIT Group Inc. Supplemental Retirement Plan (As Amended and Restated Effective as of January 1, 2008) (incorporated by reference to Exhibit 10.27 to Form 10-Q filed May 12, 2008).

10.5*	CIT Group Inc. Supplemental Savings Plan (As Amended and Restated Effective as of January 1, 2008) (incorporated by reference to Exhibit 10.28 to Form 10-Q filed May 12, 2008).

10.6*	New Executive Retirement Plan of CIT Group Inc. (As Amended and Restated as of January 1, 2008) (incorporated by reference to Exhibit 10.29 to Form 10-Q filed May 12, 2008).

10.7*	Letter Agreement, effective February 8, 2010, between CIT Group Inc. and John A. Thain (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 8, 2010).

10.8*	Form of CIT Group Inc. Three Year Stock Salary Award Agreement, dated February 8, 2010 (incorporated by reference to Exhibit 10.2 to Form 8-K filed February 8, 2010).

10.9*	Form of CIT Group Inc. One Year Stock Salary Award Agreement, dated February 8, 2010 (incorporated by reference to Exhibit 10.3 to Form 8-K filed February 8, 2010).

10.10**

Confirmation; Credit Support Annex, Master Agreement and ISDA Schedule, each dated June 6, 2008 and between CIT Financial Ltd. and Goldman Sachs International evidencing a $3 billion securities based financing facility (incorporated by reference to Exhibit 10.34 to Form 10-Q filed August 11, 2008).

10.11

Order to Cease and Desist, in the matter of CIT Bank, Salt Lake City, Utah, dated July 16, 2009, issued by the Federal Deposit Insurance Corporation (incorporated by reference to Exhibit 10.39 to Form 10-Q filed August 17, 2009).

10.12

Order to Cease and Desist, in the matter of CIT Bank, Salt Lake City, Utah, dated July 16, 2009, issued by the Utah Department of Financial Institutions (incorporated by reference to Exhibit 10.40 to Form 10-Q filed August 17, 2009).

10.13	Written Agreement, dated August 12, 2009, between CIT Group Inc. and the Federal Reserve Bank of New York (incorporated by reference to Exhibit 10.1 of Form 8-K filed August 13, 2009).

10.14**

Amended and Restated Confirmation regarding Total Return Swap Facility, dated as of October 28, 2009, by and between CIT Financial Ltd. and Goldman Sachs International (incorporated by reference to Exhibit 10.1 to Form 8-K/A filed May 13, 2010).

10.15	Form of CIT Group Inc. Two Year Restricted Stock Unit Award Agreement, dated July 29, 2010 (incorporated by reference to Exhibit 10.31 to Form 10-Q filed August 9, 2010).

10.16*	Letter Agreement, dated June 2, 2010, between CIT Group Inc. and Scott T. Parker (incorporated by reference to Exhibit 99.3 to Form 8-K filed July 6, 2010).

10.17	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Unit Retention Award Agreement (incorporated by reference to Exhibit 10.33 to Form 10-Q filed August 9, 2010).

10.18	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.34 to Form 10-Q filed August 9, 2010).

10.19	Form of CIT Group Inc. Long-term Incentive Plan Stock Option Award Agreement (One Year Vesting) (incorporated by reference to Exhibit 10.35 to Form 10-Q filed August 9, 2010).

10.20	Form of CIT Group Inc. Long-term Incentive Plan Stock Option Award Agreement (Three Year Vesting) (incorporated by reference to Exhibit 10.36 to Form 10-Q filed August 9, 2010).

10.21	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Award Agreement (One Year Vesting) (incorporated by reference to Exhibit 10.37 to Form 10-Q filed August 9, 2010).

10.22	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Award Agreement (Three Year Vesting) (incorporated by reference to Exhibit 10.38 to Form 10-Q filed August 9, 2010).

10.23	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Unit Director Award Agreement (Initial Grant) (incorporated by reference to Exhibit 10.39 to Form 10-Q filed August 9, 2010).

10.24	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Unit Director Award Agreement (Annual Grant) (incorporated by reference to Exhibit 10.40 to Form 10-Q filed August 9, 2010).

10.25	Form of Tax Agreement by and between Tyco International Ltd. and CIT (incorporated by reference to Exhibit 10.27 to Amendment No. 2 to the Registration Statement on Form S-1 filed June 12, 2002).

10.26*	Amended and Restated Employment Agreement, dated as of May 7, 2008, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.35 to Form 10-K filed March 2, 2009).

10.27*	Extension of Term of Employment Agreement, dated as of November 24, 2008, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.36 to Form 10-K filed March 2, 2009).

10.28*	Amendment to Employment Agreement, dated December 22, 2008, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.37 to Form 10-K filed March 2, 2009).

10.29*	Extension of Term of Employment Agreement, dated December 21, 2009, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.24 to Form 10-K filed March 16, 2010).

10.30*	Extension of Term of Employment Agreement, dated March 14, 2011, between CIT Group Inc. and C. Jeffrey Knittel.

10.31*	Letter Agreement, dated April 21, 2010, between CIT Group Inc. and Nelson J. Chai.

10.32*	Letter Agreement, dated April 8, 2010, between CIT Group Inc. and Lisa K. Polsky.

10.33	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (with Good Reason).

10.34	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (without Good Reason).

31.1	Certification of John A. Thain pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Commission, as promulgated pursuant to Section 13(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

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

101.INS

XBRL Instance Document (Includes the following financial information included in the Company’s Quarterly Report on Form 10- Q for the quarter ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, which is tagged as blocks of text.)

101.SCH 101.CAL 101.LAB 101.PRE 101.DEF

XBRL Taxonomy Extension Schema Document.

XBRL Taxonomy Extension Calculation Linkbase Document.

XBRL Taxonomy Extension Label Linkbase Document.

XBRL Taxonomy Extension Presentation Linkbase Document.

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

May 10, 2011

CIT GROUP INC.

/s/ Scott T. Parker

Scott T. Parker
Executive Vice President and
Chief Financial Officer

/s/ Carol Hayles

Carol Hayles
Senior Vice President and Controller