Form 10-Q
period 2011-06-30
CIT GROUP INC
filed 2011-08-09
CIK 1171825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X|	Quarterly Report Pursuant to Section 13 or 15(d) or of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2011	|_|	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-31369

CIT GROUP INC.
(Exact name of Registrant as specified in its charter)

Delaware	65-1051192
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

11 West 42nd Street New York, New York	10036
(Address of Registrant’s principal executive offices)	(Zip Code)

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

As of July 29, 2011 there were 200,612,222 shares of the registrant’s common stock outstanding.

Part One—Financial Information

ITEM 1.	Consolidated Financial Statements

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited) (dollars in millions – except per share data)

	June 30, 2011	December 31, 2010

Assets
Cash and due from banks	$818.2	$734.1
Interest bearing deposits, including restricted balances of $2,425.8 at June 30, 2011 and
$2,553.8 at December 31, 2010(1)	6,537.5	10,469.9
Investment securities	2,983.3	328.5
Trading assets at fair value – derivatives	12.6	25.7
Assets held for sale(1)	1,863.5	1,218.5
Loans (see Note 5 for amounts pledged)	22,284.7	24,500.5
Allowance for loan losses	(424.0)	(416.2)

Total loans, net of allowance for loan losses(1)	21,860.7	24,084.3
Operating lease equipment, net (see Note 5 for amounts pledged)(1)	10,920.4	11,136.7
Unsecured counterparty receivable	528.9	534.5
Goodwill	264.5	277.4
Intangible assets, net	84.1	119.2
Other assets	2,135.9	2,029.4

Total Assets	$48,009.6	$50,958.2

Liabilities
Deposits	$4,428.1	$4,536.2
Trading liabilities at fair value – derivatives	230.6	126.3
Credit balances of factoring clients	1,084.9	935.3
Other liabilities	2,432.0	2,466.9
Long-term borrowings, including $2,487.5 and $3,686.3 contractually due within twelve
months at June 30, 2011 and December 31, 2010, respectively	30,891.1	33,979.8

Total Liabilities	39,066.7	42,044.5

Stockholders’ Equity
Common stock: $0.01 par value, 600,000,000 authorized
Issued: 200,863,106 at June 30, 2011 and 200,690,938 at December 31, 2010	2.0	2.0
Outstanding: 200,579,734 at June 30, 2011 and 200,463,197 at December 31, 2010
Paid-in capital	8,447.4	8,434.1
Retained earnings	515.9	498.3
Accumulated other comprehensive income	(12.3)	(9.6)
Treasury stock: 283,372 shares at June 30, 2011 and 227,741 at December 31, 2010, at
cost	(11.5)	(8.8)

Total Common Stockholders’ Equity	8,941.5	8,916.0
Noncontrolling minority interests	1.4	(2.3)

Total Equity	8,942.9	8,913.7

Total Liabilities and Equity	$48,009.6	$50,958.2

(1) The following table presents information on assets and liabilities related to Variable Interest Entities (VIEs) that are consolidated by the Company. The difference between total VIE assets and liabilities represents the Company’s interests in those entities, which were eliminated in consolidation. The assets of the consolidated VIEs will be used to settle the liabilities of those entities and, except for the Company’s interest in the VIEs, are generally not available to the creditors of CIT or any affiliates of CIT.

Assets
Interest bearing deposits, restricted	$875.7	$931.2
Assets held for sale	132.4	100.0
Total loans, net of allowance for loan losses	11,030.7	12,041.5
Operating lease equipment, net	2,974.7	2,900.0

Total Assets	$15,013.5	$15,972.7

Liabilities
Beneficial interests issued by consolidated VIEs (classified as long-term borrowings)	$9,651.0	$10,764.7

Total Liabilities	$9,651.0	$10,764.7

The accompanying notes are an integral part of these consolidated financial statements.

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) (dollars in millions – except per share data)

	Quarters Ended June 30,		Six Months Ended June 30,

	2011	2010(1)	2011	2010(1)

Interest income
Interest and fees on loans	$594.3	$1,016.5	$1,229.8	$2,113.9
Interest and dividends on investments	7.8	7.3	15.5	14.6

Interest income	602.1	1,023.8	1,245.3	2,128.5

Interest expense
Interest on long-term borrowings	(780.6)	(789.2)	(1,455.1)	(1,599.8)
Interest on deposits	(25.1)	(18.3)	(49.5)	(39.1)

Interest expense	(805.7)	(807.5)	(1,504.6)	(1,638.9)

Net interest revenue	(203.6)	216.3	(259.3)	489.6
Provision for credit losses	(84.7)	(246.7)	(208.1)	(472.8)

Net interest revenue, after credit provision	(288.3)	(30.4)	(467.4)	16.8

Other income
Rental income on operating leases	417.9	417.9	831.2	843.7
Other	239.9	338.5	518.1	488.9

Total other income	657.8	756.4	1,349.3	1,332.6

Total revenue, net of interest expense and credit
provision	369.5	726.0	881.9	1,349.4

Other expenses
Depreciation on operating lease equipment	(145.5)	(178.1)	(306.0)	(350.8)
Operating expenses	(245.8)	(277.8)	(462.2)	(539.5)

Total other expenses	(391.3)	(455.9)	(768.2)	(890.3)

Income before provision for income taxes	(21.8)	270.1	113.7	459.1
Provision for income taxes	(26.9)	(88.2)	(92.6)	(131.6)

Net income before attribution of noncontrolling
interests	(48.7)	181.9	21.1	327.5
Net income attributable to noncontrolling interests,
after tax	0.7	(0.3)	(3.5)	(1.3)

Net (loss) income	$(48.0)	$181.6	$17.6	$326.2

Basic (loss) earnings per common share	$(0.24)	$0.91	$0.09	$1.63
Diluted (loss) earnings per common share	$(0.24)	$0.91	$0.09	$1.63
Average number of common shares (thousands)
Basic	200,658	200,075	200,631	200,057
Diluted	200,658	200,644	200,893	200,359

(1)	These restated balances were disclosed in Note 26 of the Company’s Form 10-K for the year ended December 31, 2010.

The accompanying notes are an integral part of these consolidated financial statements.

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited) (dollars in millions)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Treasury Stock	Noncontrolling Interest in Subsidiaries	Total Stockholders’ Equity

December 31, 2010	$2.0	$8,434.1	$498.3	$(9.6)	$(8.8)	$(2.3)	$8,913.7

Net income			17.6			3.5	21.1
Foreign currency
translation adjustments				(9.0)			(9.0)
Change in fair values of
derivatives qualifying as
cash flow hedges				0.5			0.5
Unrealized gain on
available for sale equity
investments, net				5.9			5.9

Minimum pension liability
adjustment				(0.1)			(0.1)

Total comprehensive
income							18.4

Restricted stock and stock
option expenses		13.3			(2.7)		10.6
Equity distribution						0.2	0.2

June 30, 2011	$2.0	$8,447.4	$515.9	$(12.3)	$(11.5)	$1.4	$8,942.9

December 31, 2009	$2.0	$8,398.0	$–	$–	$–	$1.4	$8,401.4

Adoption of new accounting
pronouncement			(18.4)			(8.4)	(26.8)

Net income			326.2			1.3	327.5
Foreign currency translation
adjustments				(11.4)			(11.4)
Change in fair values of
derivatives qualifying as
cash flow hedges				(0.1)			(0.1)
Unrealized gain on available
for sale equity investments,
net				2.0			2.0
Minimum pension liability
adjustment				(0.2)			(0.2)

Total comprehensive
income							317.8

Restricted stock and stock
option expenses		21.1			(4.0)		17.1

June 30, 2010(1)	$2.0	$8,419.1	$307.8	$(9.7)	$(4.0)	$(5.7)	$8,709.5

(1)	These restated balances were disclosed in Note 26 of the Company’s Form 10-K for the year ended December 31, 2010.

The accompanying notes are an integral part of these consolidated financial statements.

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (dollars in millions)

	Six Months Ended June 30,

	2011	2010(1)

Cash Flows From Operations
Net income	$17.6	$326.2
Adjustments to reconcile net income to net cash flows from operations:
Provision for credit losses	208.1	472.8
Net depreciation, amortization and (accretion)	315.2	(423.4)
Net gains on equipment, receivable and investment sales	(253.7)	(189.1)
Provision for deferred income taxes	16.3	69.6
Decrease in finance receivables held for sale	5.7	5.6
Increase in other assets	(84.7)	(151.3)
Increase in accrued liabilities and payables	31.1	67.7

Net cash flows provided by operations	255.6	178.1

Cash Flows From Investing Activities
Loans extended and purchased	(10,611.8)	(9,100.5)
Principal collections of loans and investments	11,708.3	13,770.5
Purchases of investment securities	(12,633.4)	–
Proceeds from maturities of investment securities	9,956.2	–
Proceeds from asset and receivable sales	1,681.4	2,415.6
Purchases of assets to be leased and other equipment	(546.5)	(616.6)
Net (increase) decrease in short-term factoring receivables	(26.4)	395.1
Change in restricted cash	128.0	258.7

Net cash flows (used in) provided by investing activities	(344.2)	7,122.8

Cash Flows From Financing Activities
Proceeds from the issuance of term debt	2,692.8	2,156.1
Repayments of term debt	(6,275.6)	(7,887.1)
Net decrease in deposits	(94.0)	(490.8)
Net repayments of non-recourse leveraged lease debt	(9.6)	(14.3)
Collection of security deposits and maintenance funds	264.4	346.6
Repayment of security deposits and maintenance funds	(209.7)	(329.2)

Net cash flows used in financing activities	(3,631.7)	(6,218.7)

Decrease in cash and cash equivalents	(3,720.3)	1,082.2
Unrestricted cash and cash equivalents, beginning of period	8,650.2	8,405.2

Unrestricted cash and cash equivalents, end of period	$4,929.9	$9,487.4

Supplementary Cash Flow Disclosure
Interest paid	$1,077.6	$1,468.3
Federal, foreign, state and local income taxes paid, net	51.1	$11.1
Supplementary Non Cash Flow Disclosure
Transfer of finance receivables from held for investment to held for sale	$1,580.0	$1,597.8
Transfer of finance receivables from held for sale to held for investment	$54.6	$–

(1)	These restated balances were disclosed in Note 26 of the Company’s Form 10-K for the year ended December 31, 2010.

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

In preparing the consolidated financial statements, all significant intercompany accounts and transactions have been eliminated. These consolidated financial statements, which have been prepared in accordance with the instructions to Form 10-Q, do not include all information and note disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The financial statements in this Form 10-Q have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of CIT’s financial position, results of operations and cash flows in accordance with GAAP. These consolidated financial statements should be read in conjunction with our Form 10-K.

The consolidated financial statements include the effects of adopting Fresh Start Accounting (“FSA”) upon emergence from bankruptcy on December 10, 2009, based on a convenience date of December 31, 2009 (the “Convenience Date”), as required by GAAP. Accretion and amortization of certain FSA adjustments began on January 1, 2010, and are included in the Statements of Operations and Cash Flows. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (“Form 10-K”), “Notes 1 — Business and Summary of Significant Accounting Policies” and “Note 25 — Fresh Start Accounting”, for additional FSA and reorganization information.

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

Restatement

The June 30, 2010 amounts have been restated to correct for errors found by the Company subsequent to the filing of its third quarter 2010 report on Form 10-Q related primarily to the application of FSA, the effects of which were disclosed in the Company’s December 31, 2010 Form 10-K. The effect of the restatement increased net income for the quarter and six months ended June 30, 2010 by approximately $40 million and $87 million, respectively, to $182 million and $326 million, as compared to the amount originally reported in the June 30, 2010 Form 10-Q. Comparisons to the 2010 second quarter balances are to the restated amounts. See the Company’s December 31, 2010 Form 10-K, Note 26 — Selected Quarterly Financial Data (Unaudited), for further information.

SIGNIFICANT ACCOUNTING POLICIES

Investments

During 2011, the Company utilized cash to invest in securities. Previously, investments were not considered significant and our Form 10-K did not include an investment policy. The following summarizes the Company’s accounting policies relating to investment securities:

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

NEW ACCOUNTING PRONOUNCEMENTS

Disclosures about the Credit Quality of Finance Receivables and the Allowance for Credit Losses

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Finance Receivables and the Allowance for Credit Losses, which provides guidance that requires enhanced disclosures surrounding the credit characteristics of the Company’s loan portfolio. The Company adopted the required disclosures of this guidance in its Form 10-K, Notes 1, 2 and 3, which included enhanced qualitative accounting policies and quantitative disclosures on segment and class levels as well as credit characteristics. The new disclosures on the roll forward of the allowance for credit losses were effective from the first quarter 2011 Form 10-Q and are disclosed in Note 3. The adoption of this guidance affects CIT’s disclosures regarding loans and allowance for loan losses, but does not affect its financial condition or results of operations. The FASB deferred the troubled debt restructuring (TDR) disclosure requirements that were part of this ASU to be concurrent with the effective date of recently issued guidance for identifying a TDR (discussed below), in the third quarter of 2011.

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

Troubled Debt Restructurings (TDRs)

In April 2011, the FASB issued ASU 2011-02 to clarify the guidance for accounting for troubled debt restructurings (TDRs). The ASU clarifies the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties, such as:

  Creditors cannot assume that debt extensions at or above a borrower’s original contractual rate do not constitute troubled debt restructurings.

  If a borrower doesn’t have access to funds at a market rate for debt with characteristics similar to the restructured debt, that may indicate that the creditor has granted a concession.

  A borrower that is not currently in default may still be considered to be experiencing financial difficulty when payment default is considered probable in the foreseeable future.

The guidance will be effective for the Company’s third quarter 2011 Form 10-Q and is to be applied retrospectively to restructurings occurring on or after January 1, 2011. The Company is currently evaluating the potential impact of adopting the ASU.

Comprehensive Income

In June 2011, the FASB issued ASU 2011-05 to amend the guidance on the presentation of comprehensive income in ASC 220, Comprehensive Income that would require companies to present a single statement of comprehensive income or two consecutive statements. The proposed guidance would make the financial statement presentation of other comprehensive income more prominent by eliminating the alternative to present comprehensive income within the statement of equity. The ASU will be effective for annual periods beginning after December 15, 2011. The adoption of the guidance will not affect the Company’s financial condition and will change the presentation of the statement of operations.

NOTE 2 — LOANS

The following table presents finance receivables by segment, based on obligor location:

Finance Receivables (dollars in millions)

	June 30, 2011			December 31, 2010

	Domestic	Foreign	Total	Domestic	Foreign	Total

Corporate Finance	$5,630.1	$1,793.8	$7,423.9	$6,482.4	$1,999.8	$8,482.2
Transportation Finance	1,024.7	331.6	1,356.3	1,098.8	290.1	1,388.9
Trade Finance	2,387.2	151.2	2,538.4	2,207.7	179.7	2,387.4
Vendor Finance	2,359.1	1,581.3	3,940.4	2,582.9	1,583.2	4,166.1
Consumer	7,009.4	16.3	7,025.7	8,058.8	17.1	8,075.9

Total	$18,410.5	$3,874.2	$22,284.7	$20,430.6	$4,069.9	$24,500.5

The following table presents selected information related to components of the net investment in finance leases, which are included in total finance receivables:

Components of Net Investment in Finance Leases
(dollars in millions)

	June 30, 2011	December 31, 2010

Unearned income	$(1,228.8)	$(1,356.3)
Net unamortized deferred fees and costs	26.6	16.0
Total finance leases	4,227.7	4,522.1

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

Credit Quality Information

The following table summarizes finance receivables by the risk ratings that bank regulatory agencies utilize to classify credit exposure and which are consistent with indicators the Company monitors. Risk ratings are reviewed on a regular and ongoing basis by Credit Risk Management and are adjusted as necessary for updated information affecting the borrowers’ ability to fulfill their obligations. Loans rated as substandard, doubtful and loss are considered classified loans. Classified loans plus special mention loans are considered criticized loans.

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

  Loss – a loss asset is considered uncollectible and of little or no value,

Substantially all of the commercial Doubtful accounts were on non-accrual status at June 30, 2011 and December 31, 2010, and approximately twenty percent and one-third, respectively, of the Substandard accounts were on non-accrual status as of those dates.

Finance Receivables(1) – By Classification (dollars in millions)

June 30, 2011	Corporate Finance – Other	Corporate Finance – SBL	Transportation Finance	Trade Finance	Vendor Finance US	Vendor Finance International	Total Commercial	Total Consumer	Totals(1)

Grade:

Pass	$4,313.2	$271.4	$727.4	$2,102.6	$2,034.5	$1,677.5	$11,126.6	$6,940.9	$18,067.5
Special
mention	1,315.6	241.4	269.1	251.2	129.0	122.7	2,329.0	385.6	2,714.6
Substandard	981.8	175.6	357.9	157.3	142.9	82.9	1,898.4	397.4	2,295.8
Doubtful	347.7	153.4	2.7	27.3	47.7	55.9	634.7	1.1	635.8

Total(1)	$6,958.3	$841.8	$1,357.1	$2,538.4	$2,354.1	$1,939.0	$15,988.7	$7,725.0	$23,713.7

Non-accrual
loans	$627.4	$177.0	$56.0	$73.4	$66.8	$60.4	$1,061.0	$0.8	$1,061.8

December 31, 2010	Corporate Finance – Other	Corporate Finance – SBL	Transportation Finance	Trade Finance	Vendor Finance US	Vendor Finance International	Total Commercial	Total Consumer	Totals(1)

Grade:
Pass	$4,843.4	$360.9	$652.3	$1,977.9	$2,198.5	$1,867.9	$11,900.9	$7,348.4	$19,249.3
Special mention	1,275.6	161.0	540.8	244.3	142.5	193.1	2,557.3	358.2	2,915.5
Substandard	1,205.1	211.8	192.4	123.0	180.7	135.4	2,048.4	614.4	2,662.8
Doubtful	460.0	183.6	3.4	42.2	55.4	60.8	805.4	1.6	807.0

Total(1)	$7,784.1	$917.3	$1,388.9	$2,387.4	$2,577.1	$2,257.2	$17,312.0	$8,322.6	$25,634.6

Non-accrual loans	$1,025.4	$214.4	$63.2	$164.4	$80.2	$67.7	$1,615.3	$0.7	$1,616.0

(1)

Balances include $1,428.9 million and $1,134.1 million of loans in Assets Held for Sale at June 30, 2011 and December 31, 2010, respectively, which are measured at the lower of cost or fair value. ASU 2010-20 does not require inclusion of these finance receivables in the disclosures above. However, until they are disposed of, the Company manages the credit risk and collections of finance receivables held for sale consistently with its finance receivables held for investment, so that Company data are tracked and used for management purposes on an aggregated basis, as presented above. Other than finance receivables, Assets Held for Sale total on the balance sheet also include operating lease equipment held for sale, which are not included in the above table.

Past Due and Non-accrual Loans

The table that follows presents portfolio delinquency status, regardless of accrual/non-accrual classification:

Finance Receivables(1) – Delinquency Status (dollars in millions)

At June 30, 2011	30–59 Days Past Due	60–89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Finance Receivables(1)

Commercial
Corporate Finance – Other	$2.9	$12.7	$93.8	$109.4	$6,848.9	$6,958.3
Corporate Finance – SBL	11.0	8.0	35.0	54.0	787.8	841.8
Transportation Finance	5.2	3.7	1.2	10.1	1,347.0	1,357.1
Trade Finance	37.3	1.2	2.9	41.4	2,497.0	2,538.4
Vendor Finance – US	38.5	18.3	14.5	71.3	2,282.8	2,354.1
Vendor Finance – International	15.9	6.8	10.1	32.8	1,906.2	1,939.0
Consumer	257.0	128.3	399.9	785.2	6,939.8	7,725.0

Total	$367.8	$179.0	$557.4	$1,104.2	$22,609.5	$23,713.7

At December 31, 2010	30–59 Days Past Due	60–89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Finance Receivables(1)

Commercial
Corporate Finance – Other	$43.2	$33.7	$149.2	$226.1	$7,558.0	$7,784.1
Corporate Finance – SBL	21.8	8.6	73.0	103.4	813.9	917.3
Transportation Finance	9.0	1.8	0.6	11.4	1,377.5	1,388.9
Trade Finance	35.0	1.8	1.3	38.1	2,349.3	2,387.4
Vendor Finance – US	59.4	23.2	20.3	102.9	2,474.2	2,577.1
Vendor Finance – International	20.2	11.5	10.6	42.3	2,214.9	2,257.2
Consumer	351.4	175.9	434.1	961.4	7,361.2	8,322.6

Total	$540.0	$256.5	$689.1	$1,485.6	$24,149.0	$25,634.6

(1)

Balances include $1,428.9 million and $1,134.1 million of loans in Assets Held for Sale at June 30, 2011 and December 30, 2010, respectively. Other than finance receivables, Assets Held for Sale total on the balance sheet also include operating lease equipment held for sale, which are not included in the above table.

The following table sets forth non-accrual loans and assets received in satisfaction of loans (repossessed assets). Non-accrual loans include loans greater than $500,000 that are individually evaluated and determined to be impaired, as well as loans less than $500,000 that are delinquent (generally for more than 90 days).

Finance Receivables on Non-accrual Status (dollars in millions)

	June 30, 2011			December 31, 2010

	Held for Investment	Held for Sale	Total	Held for Investment	Held for Sale	Total

Commercial
Corporate Finance – Other	$352.0	$275.4	$627.4	$969.3	$56.1	$1,025.4
Corporate Finance – SBL	160.3	16.7	177.0	214.4	–	214.4
Transportation Finance	56.0	–	56.0	63.2	–	63.2
Trade Finance	73.4	–	73.4	164.4	–	164.4
Vendor Finance – US	66.8	–	66.8	80.2	–	80.2
Vendor Finance – International	28.2	32.2	60.4	40.4	27.3	67.7
Consumer	0.2	0.6	0.8	0.4	0.3	0.7

Total non-accrual loans	$736.9	$324.9	$1,061.8	$1,532.3	$83.7	$1,616.0

Repossessed assets			15.2			21.1

Total non-performing assets			$1,077.0			$1,637.1

Government guaranteed accruing
loans past due 90 days or more			$399.0			$433.6
Other accruing loans past due 90 days
or more			5.6			1.7

Total accruing loans past due 90 days
or more			$404.6			$435.3

Payments received on non-accrual financing receivables are generally applied against outstanding principal.

Impaired Loans

The Company’s policy is to review for impairment finance receivables greater than $500,000 that are on non-accrual status. Consumer loans and small-ticket loan and lease receivables that have not been modified in a troubled debt restructuring, as well as short-term factoring receivables, are included (if appropriate) in the reported non-accrual balances above, but are excluded from the impaired finance receivables disclosure below as charge-offs are typically determined and recorded for such loans when they are more than 120 – 150 days past due.

The following table contains information about impaired finance receivables and the related allowance for credit losses, exclusive of finance receivables that were identified as impaired at the Convenience Date for which the Company is applying the income recognition and disclosure guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality), which are disclosed further below in this note.

Impaired Loans
At or for the Six Months Ended June 30, 2011 (dollars in millions)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

With no related allowance recorded:
Commercial
Corporate Finance – Other	$78.5	$182.6	$–	$184.7
Corporate Finance – SBL	42.7	56.8	–	42.1
Transportation Finance	7.7	9.6	–	9.1
Trade Finance	53.6	70.9	–	89.8
Vendor Finance – US	16.7	30.1	–	20.0
Vendor Finance – International	12.3	31.6	–	14.5
With an allowance recorded:
Commercial
Corporate Finance – Other	103.5	118.7	35.1	122.7
Corporate Finance – SBL	47.4	51.3	11.7	49.2
Transportation Finance	49.0	54.6	12.0	52.9
Trade Finance	19.7	22.9	6.2	22.0

Total Commercial Impaired Loans(1)	431.1	629.1	65.0	607.0
Total Loans Impaired at Convenience date(2)	311.7	983.5	13.3	555.4

Total	$742.8	$1,612.6	$78.3	$1,162.4

(1)	Interest income recorded while the loans were impaired was not material for the quarter and six months ended June 30, 2011.

(2)	Details of finance receivables that were identified as impaired at the Convenience date are presented under Loans and Debt Securities Acquired with Deteriorated Credit Quality.

Impaired Loans for the six months ended June 30, 2010 (dollars in millions)
Average Recorded Investment $402.3

At December 31, 2010(1)	Recorded Investment(1)	Unpaid Principal Balance(1)	Related Allowance

With no related allowance recorded:
Commercial
Corporate Finance – Other	$235.3	$377.5	$–
Corporate Finance – SBL	50.7	72.2	–
Transportation Finance	11.0	12.8	–
Trade Finance	131.5	150.0	–
Vendor Finance – US	26.5	51.5	–
Vendor Finance – International	15.7	38.6	–
With an allowance recorded:
Commercial
Corporate Finance – Other	148.8	161.8	43.3
Corporate Finance – SBL	51.9	54.5	12.7
Transportation Finance	56.4	57.6	10.0
Trade Finance	27.1	31.1	5.3

Total Commercial	$754.9	$1,007.6	$71.3

(1)

December 31, 2010 balances were conformed to current presentation and adjusted to exclude $81.2 million of recorded net investment and $161.1 million of unpaid principal related to loans classified in Assets Held for Sale.

Impairment occurs when, based on current information and events, it is probable that CIT will be unable to collect all amounts due according to contractual terms of the agreement. The Company has established review and monitoring procedures designed to identify, as early as possible, customers that are experiencing financial difficulty. We capture and analyze credit risk based on our internal probability of obligor default (PD) and loss given default (LGD) ratings. A PD rating is determined by evaluating borrower credit-worthiness, including analyzing credit history, financial condition, cash flow adequacy, financial performance and management quality. An LGD rating is predicated on transaction structure, collateral valuation and related guarantees or recourse. Further, related considerations in determining probability of collection include the following:

  Instances where the primary source of payment is no longer sufficient to repay the loan in accordance with terms of the loan document;

  Lack of current financial data related to the borrower or guarantor;

  Delinquency status of the loan;

  Borrowers experiencing problems, such as operating losses, marginal working capital, inadequate cash flow or business interruptions;

  Loans secured by collateral that is not readily marketable or that is susceptible to deterioration in realizable value; and

  Loans to borrowers in industries or countries experiencing economic instability.

Impairment is measured as the shortfall between estimated value and recorded investment in the finance receivable. A specific allowance is recorded for the shortfall. In instances where the estimated value exceeds the recorded investment, no specific allowance is recorded. The estimated value is determined using fair value of collateral and other cash flows if the finance receivable is collateralized, or the present value of expected future cash flows discounted at the contract’s effective interest rate. In instances when the Company measures impairment based on the present value of expected future cash flows, the change in present value is reported as bad-debt expense.

The following summarizes key elements of the Company’s policy regarding the determination of collateral fair value in the measurement of impairment:

  “Orderly liquidation value” is the basis for collateral valuation;

  Appraisals are updated annually or more often as market conditions warrant; or

  Appraisal values are discounted in the determination of impairment if the:

    appraisal does not reflect current market conditions; or

    collateral consists of inventory, accounts receivable, or other forms of collateral, which may become difficult to locate, collect or subject to pilferage in a liquidation.

The Company periodically modifies the terms of finance receivables in response to borrowers’ difficulties. Modifications that include a financial concession to the borrower are accounted for as troubled debt restructurings (TDRs). The net investment of TDRs at June 30, 2011 and December 31, 2010 was $354.1 million and $461.7 million, of which 92% and 95% were on non-accrual. Corporate Finance receivables accounted for 75% and 73% of the total TDRs. At June 30, 2011 and December 31, 2010, there were

$39.5 million and $19.6 million, respectively, of commitments to lend additional funds to borrowers whose loan terms have been modified in TDRs.

Loans and Debt Securities Acquired with Deteriorated Credit Quality

For purposes of this presentation, finance receivables that were identified as impaired at the Convenience Date are presented separately below. The Company is applying the income recognition and disclosure guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality) to loans considered impaired under FSA at the time of emergence. The Company has no other loans reported under this guidance.

	June 30, 2011			December 31, 2010

(dollars in millions)	Carrying Amount	Outstanding balance (1)	Related Allowance	Carrying Amount	Outstanding balance (1)	Related Allowance

Commercial	$310.4	$974.2	$13.3	$795.6	$1,914.6	$54.9
Consumer	1.3	9.3	–	1.5	14.3	–

Totals	$311.7	$983.5	$13.3	$797.1	$1,928.9	$54.9

	Quarter ended June 30, 2011		Quarter ended June 30, 2010

(dollars in millions)	Provision for Credit Losses	Net Charge-offs	Provision for Credit Losses	Net Charge-offs

Commercial	$1.1	$11.3	$32.3	$6.3
Consumer	0.4	0.4	0.2	0.2

Totals	$1.5	$11.7	$32.5	$6.5

	Six months ended June 30, 2011		Six months ended June 30, 2010
(dollars in millions)	Provision for Credit Losses	Net Charge-offs	Provision for Credit Losses	Net Charge-offs

Commercial	$71.5	$113.1	$85.8	$54.1
Consumer	1.2	1.2	1.9	1.9

Totals	$72.7	$114.3	$87.7	$56.0

(1)	Represents the sum of contractual principal, interest and fees earned at the reporting date, calculated as pre-FSA net investment plus inception to date of charge-offs.

The following table presents the changes to the accretable discount related to all loans accounted for under ASC 310-30 (loans acquired with deteriorated credit quality).

Accretable discount activity for loans accounted for under ASC 310-30 at Emergence Date (dollars in millions):

	Quarter ended June 30, 2011	Six months ended June 30, 2011

Accretable discount, beginning of the period	$167.5	$207.2
Accretion	(13.2)	(25.5)
Disposals/transfers(1)	(18.9)	(46.3)

Accretable discount, end of period	$135.4	$135.4

(1)	Amounts include transfers of non-accretable to accretable discounts, which were not material for the quarter and six months ended June 30, 2011.

NOTE 3 — ALLOWANCE FOR LOAN LOSSES

The following table presents changes in the allowance for loan losses.

Allowance for Loan Losses and Recorded Investment in Finance Receivables (dollars in millions)

At or for periods ended June 30, (dollars in millions)

	2011							2010

	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Total Commercial	Consumer	Total	Total

Allowance for loan
losses:

Quarter ended
Beginning balance	$263.8	$24.7	$29.6	$84.4	$402.5	$–	$402.5	$213.9
Provision for credit
losses	61.3	4.7	4.0	13.8	83.8	0.9	84.7	246.7
Changes relating to
sales, foreign currency
translation, other	(7.3)	(0.3)	(0.4)	0.5	(7.5)	–	(7.5)	2.6
Gross charge-offs(2)	(53.3)	(0.1)	(4.2)	(29.5)	(87.1)	(1.2)	(88.3)	(113.3)
Recoveries	13.4	0.1	6.3	12.5	32.3	0.3	32.6	7.0

Allowance balance –
end of period	$277.9	$29.1	$35.3	$81.7	$424.0	$–	$424.0	$356.9

Six months ended
Beginning balance	$303.7	$23.7	$29.9	$58.9	$416.2	$–	$416.2	$–
Provision for credit
losses	135.8	6.5	7.3	56.7	206.3	1.8	208.1	472.8
Change relating to new
accounting
pronouncement(1)	–	–	–	–	–	–	–	68.6
Changes relating to
sales, foreign currency
translation, other	(4.7)	(0.4)	0.3	0.8	(4.0)	–	(4.0)	(0.7)
Gross charge-offs(2)	(178.3)	(0.8)	(10.4)	(55.8)	(245.3)	(2.4)	(247.7)	(193.0)
Recoveries	21.4	0.1	8.2	21.1	50.8	0.6	51.4	9.2

Allowance balance –
end of period	$277.9	$29.1	$35.3	$81.7	$424.0	$–	$424.0	$356.9

Individually evaluated
for impairment	$46.8	$12.0	$6.2	$–	$65.0	$–	$65.0
Collectively evaluated
for impairment	220.5	17.1	29.1	79.0	345.7	–	345.7
Loans acquired with
deteriorated credit quality(3)	10.6	–	–	2.7	13.3	–	13.3

Allowance balance –
end of period	$277.9	$29.1	$35.3	$81.7	$424.0	$–	$424.0

Reserve for unfunded
lending commitments(4)	$10.1	$1.2	$4.0	$–	$15.3	$–	$15.3

Finance receivables:

Individually evaluated for
impairment	$272.1	$56.7	$73.3	$29.0	$431.1	$–	$431.1
Collectively evaluated for
impairment	6,876.7	1,299.6	2,465.1	3,876.1	14,517.5	7,024.4	21,541.9
Loans acquired with
deteriorated credit quality(3)	275.1	–	–	35.3	310.4	1.3	311.7

Ending balance	$7,423.9	$1,356.3	$2,538.4	$3,940.4	$15,259.0	$7,025.7	$22,284.7

Percent of loans total loans	33.3%	6.1%	11.4%	17.7%	68.5%	31.5%	100.0%

(1)	Reflects reserves associated with loans consolidated in accordance with 2010 adoption of accounting guidance on consolidation of variable interest entities.

(2)

Gross charge-offs include $40 million that were charged directly to the specific allowance for loan losses for the June 30, 2011 quarter, of which $36 million related to Corporate Finance with the remainder primarily related to Trade Finance. Amounts for the six month period were $115 million, of which $106 million related to Corporate Finance and the remainder to Trade Finance.

(3)	Represents loans considered impaired in FSA and are accounted for under the guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality).

(4)	Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in Other Liabilities.

The allowance for loan losses balance prior to emergence was eliminated in FSA. The balance reflects estimated amounts for loans originated subsequent to the Emergence Date, loans that were held in VIEs that the Company has consolidated, and incremental amounts required on loans that were on the books at the Emergence Date.

NOTE 4 — INVESTMENT SECURITIES

At the end of the 2011 first quarter, the Company utilized cash to purchase U.S. Treasury securities. During the second quarter, the Company also purchased U.S. Government Agency securities. These investments mature in 91 days or less, and the carrying value approximates fair value. Certain U.S. Treasury and agency securities were purchased using $1.3 billion of restricted cash. The restricted cash utilized resided in a Cash Sweep account, for which investments in certain high-grade securities is a permitted use.

Total investment securities include debt and equity securities. Debt instruments primarily consisted of U.S. Treasuries, U.S. agency bonds and foreign government bonds while equity securities include common stock and warrants.

Investment Securities (dollars in millions)

	June 30, 2011	December 31, 2010

Debt securities available-for-sale	$2,700.1	$–
Equity securities available-for-sale	22.7	37.5
Debt securities held-to-maturity(1)	178.1	195.9
Non-marketable equity securities carried at cost(2)	82.4	95.1

Total investment securities	$2,983.3	$328.5

(1)	Recorded at amortized cost less impairment on securities that have credit-related impairment.

(2)	Non-marketable equity securities are carried at cost and primarily consist of shares issued by customers during loan work out situations or as part of an original loan investment.

Debt securities are recorded on the Consolidated Balance Sheet as of the trade date and classified based on management’s intention on the date of purchase.

Securities Available-for-Sale

The following table presents amortized cost and fair value of securities available-for-sale (AFS) at June 30, 2011. December 31, 2010 balances were not significant and are not presented.

(dollars in millions)

	June 30, 2011

	Amortized Cost	Gross Unrealized Gains	Fair Value

Debt securities AFS
U.S. Treasury	$1,805.0	$–	$1,805.0
U.S. Government Agency Obligations	895.1	–	895.1

Total debt securities available for sale	2,700.1	–	2,700.1
Equity securities AFS	16.5	6.2	22.7

Total securities AFS	$2,716.6	$6.2	$2,722.8

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

The following table presents interest and dividends on investments:

(dollars in millions)	Quarter Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Interest	$6.9	$6.3	$14.6	$11.9
Dividends	0.9	1.0	0.9	2.7

Total interest and dividends	$7.8	$7.3	$15.5	$14.6

Gross realized investment gains for the quarter and six months ended June 30, 2011 were $12.3 million and $35.3 million respectively, and exclude losses from other-than-temporary impairment. Realized investment gains in 2010 were $3.7 million and $7.0 million for the quarter and six months period, respectively.

Debt Securities Held-to-Maturity

The carrying value and fair value of securities held-to-maturity (HTM) at June 30, 2011 and December 31, 2010 were as follows:

(dollars in millions)

	Carrying value	Gross unrecognized gains	Fair value

June 30, 2011
U.S. Treasury and federal agency securities
U.S. Treasury Agency obligations	$105.2	$0.8	$106.0
Mortgage-backed securities
U.S. government and government-sponsored agency guaranteed	53.6	1.9	55.5
State and municipal	0.4	–	0.4
Foreign government	18.9	–	18.9

Total debt securities held-to-maturity	$178.1	$2.7	$180.8

December 31, 2010
U.S. Treasury and federal agency securities
U.S. Treasury Agency obligations	$119.8	$0.7	$120.5
Mortgage-backed securities
U.S. government and government-sponsored agency guaranteed	56.9	1.0	57.9
State and municipal	0.4	–	0.4
Foreign government	18.8	–	18.8

Total debt securities held-to-maturity	$195.9	$1.7	197.6

The following table presents the amortized cost and fair value of debt securities HTM by contractual maturity dates:

	June 30, 2011		December 31, 2010

(dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Mortgage-backed securities(1)
After 10 years(2)	$53.6	$55.5	$56.9	$57.9

Total	53.6	55.5	56.9	57.9

U.S. Treasury and federal agencies
After 1 but within 5 years	105.2	106.0	119.8	120.5

Total	105.2	106.0	119.8	120.5

State and municipal
After 1 but within 5 years	0.3	0.3	0.2	0.2
After 5 but within 10 years	0.1	0.1	0.2	0.2

Total	0.4	0.4	0.4	0.4

Foreign government
Due within 1 year	18.9	18.9	18.8	18.8

Total	18.9	18.9	18.8	18.8

Total debt securities HTM	$178.1	$180.8	$195.9	$197.6

(1)	Includes mortgage-backed securities of U.S. federal agencies.

(2)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

Other-Than-Temporary Impairments

Recognition and Measurement of Other-Than-Temporary Impairments (OTTI)

OTTI credit-related impairments on equity securities recognized in earnings totaled $1.3 million for the quarter and $7.4 million for the six months ended June 30, 2011, respectively. The 2010 impairment charges for the comparable periods were not significant. Impairment amounts in accumulated other comprehensive income were not significant at June 30, 2011 and December 31, 2010.

Evaluating Investments for OTTI

The Company conducts and documents periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other than temporary. The Company accounts for investment impairments in accordance with ASC 320-10-35-34, Investments—Debt and Equity Securities: Recognition of an Other-Than-Temporary Impairment. Under the guidance for debt securities, OTTI is recognized in earnings for debt securities that the Company has an intent to sell or that the Company believes it is more-likely-than-not that it will be required to sell prior to recovery of the amortized cost basis. For those securities that the Company does not intend to sell or expect to be required to sell, credit-related impairment is recognized in earnings, while the non-credit related impairment recorded in AOCI.

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

Factors considered in determining whether a loss is temporary include:

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

For equity securities, management considers the various factors described above, including its intent and ability to hold the equity security for a period of time sufficient for recovery to cost. Where management lacks that intent or ability to hold the equity security, the security’s decline in fair value is deemed to be other than temporary and is recorded in earnings. AFS equity securities deemed other-than-temporarily impaired are written down to fair value, with the full difference between fair value and cost recognized in earnings.

NOTE 5 — LONG-TERM BORROWINGS

The following table presents outstanding long-term borrowings, net of FSA.

	June 30, 2011			December 31, 2010

Long-term Borrowings(1) (dollars in millions)	CIT Group Inc.	Subsidiaries	Total	Total

Secured borrowings	$–	$9,858.8	$9,858.8	$10,965.8
First lien facility	197.9	2,841.3	3,039.2	3,042.6
Series A Notes – 7.00%	7,939.8	–	7,939.8	19,037.9
Series B Notes – 10.25%	–	–	–	765.8
Series C Notes – 7.00%	7,892.0	–	7,892.0	–
Series C Notes – other	2,000.0	–	2,000.0	–
Other debt	84.6	76.7	161.3	167.7

Total debt	$18,114.3	$12,776.8	$30,891.1	$33,979.8

(1)	The presented rates are contractual and do not reflect the impact of FSA. Rates associated with the Series C – other are discussed further below.

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

Secured Borrowings and Pledged Asset Summary (dollars in millions)

	June 30, 2011		December 31, 2010

	Secured Borrowing	Assets Pledged	Secured Borrowing	Assets Pledged

Education trusts and conduits (student loans)	$4,006.8	$5,318.0	$4,184.4	$5,558.8
GSI Facility borrowings(1)	1,067.8	1,755.1	1,624.6	2,349.5
Trade Finance	382.1	1,550.5	504.9	1,479.6
Corporate Finance (SBL)	271.9	297.2	258.0	283.6
Other equipment secured facilities(2)	1,952.3	2,501.3	2,235.0	2,704.4

Subtotal – Finance Receivables	7,680.9	11,422.1	8,806.9	12,375.9

Transportation Finance – Aircraft(3)	1,413.8	1,646.6	1,315.1	1,531.0
Transportation Finance – Rail	146.6	143.1	148.9	146.2
GSI Facility borrowings (Aircraft)	488.2	1,106.8	519.8	1,119.3
Other structures	77.9	100.7	99.8	126.2

Subtotal – Equipment under operating leases	2,126.5	2,997.2	2,083.6	2,922.7

FHLB borrowings (Consumer)(4)	51.4	105.3	75.3	119.8

Total	$9,858.8	$14,524.6	$10,965.8	$15,418.4

(1)

At June 30, 2011 borrowings are secured by $1.0 billion of corporate finance receivables, $0.6 billion of student loans and $0.1 billion of small business lending loans, of which $102.6 million were classified as Assets Held for sale at June 30, 2011.

(2)	Includes facilities secured by equipment primarily in Vendor Finance and Corporate Finance and the associated secured debt.

(3)	Secured financing facilities for the purchase of aircraft.

(4)	Collateralized with Government Debentures and Certificates of Deposit.

Variable Interest Entities

The Company utilizes Variable Interest Entities (“VIEs”) in the ordinary course of business to support its own and its customers’ financing needs.

The most significant types of VIEs that CIT utilizes are ‘on balance sheet’ secured financings of pools of leases and loans originated by the Company. The Company originates pools of assets and sells these to special purpose entities which, in turn, issue debt securities backed by the asset pools or sell individual interests in the assets to investors. CIT retains the servicing rights and participates in certain cash flows. These VIEs are typically organized as trusts or limited liability companies, and are intended to be bankruptcy remote, from a legal standpoint.

The main risks inherent in these secured borrowing structures are: deterioration in the credit performance of the vehicle’s underlying asset portfolio, potential timing mismatches between the cash flows of the underlying assets and the repayment obligations of the secured borrowing, and risk associated with the servicing of the underlying assets.

Investors usually have recourse to the assets in the VIEs and typically benefit from other credit enhancements, such as: (1) a reserve or cash collateral account which requires the Company to deposit cash in an account, which will first be used to cover any defaulted obligor payments, (2) over-

collateralization in the form of excess assets in the VIE, (3) subordination, whereby the Company retains a subordinate position in the secured borrowing which would absorb losses due to defaulted obligor payments before the senior certificate holders. The VIE may also enter into derivative contracts in order to convert yield or currency of the underlying assets to match the needs of the VIE investors or to limit or change the risk of the VIE.

With respect to events or circumstances that could expose CIT to a loss, as these are accounted for as on balance sheet secured financings, the Company records an allowance for loan losses for the credit risks associated with the underlying leases and loans. As these are secured borrowings, CIT has an obligation to pay the debt in accordance with the terms of the underlying agreements.

Generally, third-party investors in the obligations of the consolidated VIE’s have legal recourse only to the assets of the VIEs and do not have recourse to the Company beyond certain specific provisions that are customary for secured financing transactions, such as asset repurchase obligations for breaches of representations and warranties. In addition, the assets are generally restricted only to pay such liabilities.

First Lien Facility

In August 2010, CIT amended its existing first lien credit facility agreements (the “First Lien Facility”) and refinanced the remaining principal balance. The First Lien Facility had an outstanding balance of $3 billion at June 30, 2011 that matures in August 2015. This facility carries an interest rate of LIBOR + 4.50% with a 1.75% LIBOR floor. The First Lien Facility is generally secured by a first lien on substantially all U.S. assets that are not otherwise pledged to secure the borrowings of special purpose entities as described above under “Secured Borrowings,” 65% of the voting shares and 100% of the non-voting shares of certain foreign subsidiaries and between 44% and 65% of the equity interest or capital stock in certain other non-U.S., non-regulated subsidiaries. The First Lien Facility is subject to a collateral coverage covenant (based on CIT’s book value in accordance with GAAP) of 2.5x the outstanding loan balance, tested quarterly and upon certain transfers, dispositions or releases of collateral. The First Lien Facility also contains a number of additional covenants, some of which do not impose restrictions on the Company if CIT continues to maintain a collateral coverage ratio of 2.75x or greater.

In July 2011, CIT redeemed $500 million of the First Lien Facility. The net impact of the acceleration of deferred debt costs and the amortization of the related FSA premium will increase third quarter interest expense by approximately $15 million.

Series A and Series C Notes

In March 2011, the Company issued $2 billion of new Series C Second-Priority Secured Notes, consisting of $1.3 billion of three-year 5.25% fixed rate notes and $700 million of seven-year 6.625% fixed rate notes. The covenants in the new Series C Notes are materially less restrictive than those in the outstanding Series A Notes, and more consistent with covenants in investment grade-rated bonds. The proceeds of the transaction were used, in conjunction with available cash, to redeem the $2.5 billion of Series A Notes in May 2011 discussed below.

The Series A Notes and Series C Notes are generally secured by second-priority security interests in all the assets securing the First Lien Facility. The 2014 Series A Notes Indentures limit the ability of the Company and the Company’s restricted subsidiaries to make certain payments or investments, incur indebtedness (including guarantees), issue preferred stock, incur liens, enter into sale and leaseback transactions, pay dividends, sell assets, and enter into transactions with affiliates. The 2015-2017 Series A Notes and Series C Notes Indentures limit the Company’s ability to create liens, merge or consolidate, or sell, transfer, lease or dispose of all or substantially all of its assets. Under the terms of the Series A Notes, the Company is required to use certain cash collections to repay the First Lien Facility and Series A Notes on an accelerated basis as part of the Cash Sweep; there is no such requirement under the Series C Notes.

The guarantees and collateral for the Series C Notes will be released upon the Series C Notes receiving an investment grade rating from each of Moody’s and S&P after giving effect to the release. In addition, the guarantees and/or collateral for the Series C Notes will be automatically released if the same guarantees and/or collateral for the Series A Notes are released at the same time or if the Series A Notes have been paid off in full.

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

On May 2, 2011, the Company redeemed $2.5 billion of 7% Series A Notes at a redemption price of 102% of the aggregate principal amount. This redemption included approximately $1.1 billion principal amount of remaining 2013 Series A Notes and approximately $1.4 billion principal amount of the 2014 Series A Notes. The acceleration of FSA amortization on these Notes increased second quarter interest expense by $113 million, approximately $66 million for the 2013 maturities and $47 million for the 2014 maturities.

During the 2011 first quarter, we redeemed $1.0 billion of the 7% Series A Notes due in 2013 at a redemption price of 102% of the aggregate principal amount redeemed. The acceleration of FSA amortization on the Series A Notes was $25 million and resulted in an increase to interest expense.

In June 2011, we completed an Exchange Offer and Consent Solicitation for outstanding 7% Series A Second-Priority Secured Notes, other than the Series A Notes that mature in 2014. In this transaction, the Company received the requisite consents to adopt proposed amendments to the indenture of Series A notes that mature in 2015, 2016 and 2017.

At the Offer Expiration, tenders with consents or separate consents were received from holders of approximately $10.9 billion in aggregate principal amount of Series A Notes, made up of $8.76 billion (pre-FSA) Series A Notes tendered and accepted for exchange, and $2.17 billion Series A Notes separately consented, including a majority of each maturity of these Series A Notes. The Series C Notes with an aggregate principal amount of $8.76 billion (pre-FSA), which have the same interest rate and interest payment dates but mature one business day later than the Series A Notes for which they were exchanged, were issued in exchange for the Series A Notes tendered and accepted.

Consents were solicited to replace the covenants and events of default in the Series A Notes indenture with the same covenants and events of default as those in the indenture that govern the existing 5.250% Series C Second-Priority Secured Notes due 2014 and 6.625% Series C Second-Priority Secured Notes due 2018, except that the Cash Sweep covenant was retained in the Series A Notes indenture as amended. The covenants in the Series C Notes are materially less restrictive than those in the Series A Notes and are more consistent with covenants of investment-grade rated bonds.

Approximately $27 million of consent fees were paid to Series A Note holders that delivered consents and were capitalized and will be amortized as an adjustment of interest expense over the life of the Series C Notes issued in exchange.

Summarized Financial Information of Subsidiaries

In accordance with the Series A Notes Indenture, the following tables present two mutually exclusive sets of condensed consolidating financial statements, reflecting the following:

  The first set of condensed consolidated financial statements includes entities that are considered guarantors or non-guarantors. Guarantor entities are those that have guaranteed the unregistered debt under the First Lien Facility and Series A Notes (and Series B for 2010 financial information). Non-guarantors are all other entities including those which may have pledged assets but did not guarantee the debt.

  The second set reflects both restricted and unrestricted subsidiaries. Unrestricted subsidiaries include regulated entities such as CIT Bank, joint ventures, special purpose entities and entities deemed immaterial. Restricted entities include all other subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEETS (dollars in millions)

	Non Guarantor Entities

	CIT Group Inc.	Guarantor Entities	Pledged Entities	Other Non Guarantor Entities	Eliminations	Consolidated Total

June 30, 2011
ASSETS:
Net loans	$–	$4,393.1	$2,179.9	$15,809.6	$(521.9)	$21,860.7
Operating lease equipment, net	–	4,694.7	4,554.9	1,708.3	(37.5)	10,920.4
Assets held for sale	7.9	542.0	238.2	1,075.7	(0.3)	1,863.5
Cash and deposits with banks	1,412.6	1,595.0	1,726.7	2,682.7	(61.3)	7,355.7
Investment securities	1,395.1	1,379.8	6.7	383.6	(181.9)	2,983.3
Other assets	32,262.7	19,884.3	4,350.2	3,402.6	(56,873.8)	3,026.0

Total Assets	$35,078.3	$32,488.9	$13,056.6	$25,062.5	$(57,676.7)	$48,009.6

LIABILITIES AND EQUITY:
Long-term borrowings, including deposits	$18,114.3	$2,861.8	$1,267.5	$13,346.0	$(270.4)	$35,319.2
Credit balances of factoring clients	–	1,283.8	–	2.9	(201.8)	1,084.9
Other liabilities	8,022.5	(998.9)	4,547.4	(7,555.1)	(1,353.3)	2,662.6

Total Liabilities	26,136.8	3,146.7	5,814.9	5,793.8	(1,825.5)	39,066.7

Total Stockholders’ Equity	8,941.5	29,342.2	7,241.7	19,268.3	(55,852.2)	8,941.5
Noncontrolling minority interests	–	–	–	0.4	1.0	1.4

Total Equity	8,941.5	29,342.2	7,241.7	19,268.7	(55,851.2)	8,942.9

Total Liabilities and Equity	$35,078.3	$32,488.9	$13,056.6	$25,062.5	$(57,676.7)	$48,009.6

December 31, 2010(*)
ASSETS:
Net loans	$–	$5,249.2	$2,388.5	$16,762.7	$(316.1)	$24,084.3
Operating lease equipment, net	–	4,421.8	4,847.9	1,904.6	(37.6)	11,136.7
Assets held for sale	–	340.2	293.5	584.8	–	1,218.5
Cash and deposits with banks	2,725.6	4,404.8	1,176.1	2,936.3	(38.8)	11,204.0
Investment securities	–	100.8	7.3	403.5	(183.1)	328.5
Other assets	31,047.4	18,524.6	4,598.1	2,816.1	(54,000.0)	2,986.2

Total Assets	$33,773.0	$33,041.4	$13,311.4	$25,408.0	$(54,575.6)	$50,958.2

LIABILITIES AND EQUITY:
Long-term borrowings, including deposits	$19,322.0	$2,866.2	$2,083.0	$14,497.0	$(252.2)	$38,516.0
Credit balances of factoring clients	–	926.1	–	9.2	–	935.3
Other liabilities	5,535.0	850.9	4,451.1	(7,908.3)	(335.5)	2,593.2

Total Liabilities	24,857.0	4,643.2	6,534.1	6,597.9	(587.7)	42,044.5

Total Stockholders’ Equity	8,916.0	28,398.2	6,776.9	18,809.8	(53,984.9)	8,916.0
Noncontrolling minority interests	–	–	0.4	0.3	(3.0)	(2.3)

Total Equity	8,916.0	28,398.2	6,777.3	18,810.1	(53,987.9)	8,913.7

Total Liabilities and Equity	$33,773.0	$33,041.4	$13,311.4	$25,408.0	$(54,575.6)	$50,958.2

(*)	2010 data has been conformed to the current quarter presentation.

CONSOLIDATING STATEMENTS OF OPERATION (dollars in millions)

			Non Guarantor Entities
	CIT Group Inc.	Guarantor Entities	Pledged Entities	Other Non Guarantor Entities	Eliminations	Consolidated Total

Six Months Ended June 30, 2011
Interest income	$1.8	$469.6	$181.7	$596.8	$(4.6)	$1,245.3
Interest expense	(1,054.3)	(143.1)	(116.0)	(199.0)	7.8	(1,504.6)

Net interest revenue	(1,052.5)	326.5	65.7	397.8	3.2	(259.3)
Provision for credit losses	(6.7)	(42.5)	(86.3)	(72.6)	–	(208.1)

Net interest revenue, after credit
provision	(1,059.2)	284.0	(20.6)	325.2	3.2	(467.4)
Equity in net income of subsidiaries	1,071.3	609.1	216.5	56.7	(1,953.6)	–
Other Income
Rental income on operating leases	–	289.7	359.2	182.3	–	831.2
Other	(125.5)	336.0	91.8	227.1	(11.3)	518.1

Total other income	(125.5)	625.7	451.0	409.4	(11.3)	1,349.3

Total revenue, net of interest expense
and credit provision	(113.4)	1,518.8	646.9	791.3	(1,961.7)	881.9

Other Expenses
Depreciation on operating lease
equipment	–	(100.8)	(123.2)	(82.0)	–	(306.0)
Operating expenses	(11.0)	(277.8)	(76.7)	(110.6)	13.9	(462.2)

Total other expenses	(11.0)	(378.6)	(199.9)	(192.6)	13.9	(768.2)

Income (loss) before income taxes	(124.4)	1,140.2	447.0	598.7	(1,947.8)	113.7
Benefit (provision) for income taxes	142.0	(103.7)	(59.5)	(79.0)	7.6	(92.6)

Net income (loss) before attribution of
noncontrolling interests	17.6	1,036.5	387.5	519.7	(1,940.2)	21.1
Net income attributable to noncontrolling
interests, after tax	–	–	0.4	0.5	(4.4)	(3.5)

Net income (loss)	$17.6	$1,036.5	$387.9	$520.2	$(1,944.6)	$17.6

Six Months Ended June 30, 2010(*)
Interest income	$1.0	$980.1	$312.8	$859.9	$(25.3)	$2,128.5
Interest expense	(885.9)	(290.1)	(216.8)	(259.4)	13.3	(1,638.9)

Net interest revenue	(884.9)	690.0	96.0	600.5	(12.0)	489.6
Provision for credit losses	(11.1)	(280.9)	(51.5)	(136.2)	6.9	(472.8)

Net interest revenue, after credit provision	(896.0)	409.1	44.5	464.3	(5.1)	16.8
Equity in net income of subsidiaries	871.7	519.2	263.9	291.7	(1,946.5)	–
Other Income
Rental income on operating leases	–	277.2	364.6	202.9	(1.0)	843.7
Other	233.5	65.2	190.1	12.7	(12.6)	488.9

Total other income	233.5	342.4	554.7	215.6	(13.6)	1,332.6

Total revenue, net of interest expense and
credit provision	209.2	1,270.7	863.1	971.6	(1,965.2)	1,349.4

Other Expenses
Depreciation on operating lease equipment	–	(125.7)	(129.6)	(96.0)	0.5	(350.8)
Operating expenses	17.8	(342.8)	(95.2)	(145.1)	25.8	(539.5)

Total other expenses	17.8	(468.5)	(224.8)	(241.1)	26.3	(890.3)

Income (loss) before income taxes	227.0	802.2	638.3	730.5	(1,938.9)	459.1
Benefit (provision) for income taxes	98.8	1.5	(130.9)	(101.6)	0.6	(131.6)

Net income (loss) before attribution of
noncontrolling interests	325.8	803.7	507.4	628.9	(1,938.3)	327.5
Net income attributable to noncontrolling
interests, after tax	–	0.4	(0.5)	0.5	(1.7)	(1.3)

Net income (loss)	$325.8	$804.1	$506.9	$629.4	$(1,940.0)	$326.2

(*)	2010 data has been conformed to the current quarter presentation.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (dollars in millions)

			Non Guarantor Entities
Six Months Ended June 30, 2011	CIT Group Inc.	Guarantor Entities	Pledged Entities	Other Non Guarantor Entities	Eliminations	Consolidated Total

Cash Flows From Operating
Activities:
Net cash flows provided by (used
for) operations	$(1,086.2)	$424.4	$275.5	$641.9	$–	$255.6

Cash Flows From Investing
Activities:
Net (increase) decrease in
financing and leasing assets and
other investing activities	(1,406.4)	(331.8)	420.3	973.7	–	(344.2)
(Increase) decrease in inter-
company loans and investments	2,688.1	–	–	–	(2,688.1)	–

Net cash flows provided (used for)
by investing activities	1,281.7	(331.8)	420.3	973.7	(2,688.1)	(344.2)

Cash Flows From Financing
Activities:
Net increase (decrease) in debt
and other financing activities	(1,502.2)	21.9	(701.4)	(1,450.0)	–	(3,631.7)
Inter-company financing	–	(2,914.6)	539.1	(312.6)	2,688.1	–

Net cash flows provided by (used
for) financing activities	(1,502.2)	(2,892.7)	(162.3)	(1,762.6)	2,688.1	(3,631.7)

Net (decrease) increase in
unrestricted cash and cash
equivalents	(1,306.7)	(2,800.1)	533.5	(147.0)	–	(3,720.3)
Unrestricted cash and cash
equivalents, beginning of period	2,703.6	2,946.4	1,021.1	1,979.1	–	8,650.2

Unrestricted cash and cash
equivalents, end of period	$1,396.9	$146.3	$1,554.6	$1,832.1	$–	$4,929.9

Six Months Ended June 30,
2010(*)
Cash Flows From Operating
Activities:
Net cash flows provided by (used
for) operations	$(159.6)	$(282.6)	$59.7	$560.6	$–	$178.1

Cash Flows From Investing
Activities:
Net decrease in financing and
leasing assets and other investing
activities	459.4	2,879.4	755.4	3,028.6	–	7,122.8
(Increase) in inter-company loans
and investments	893.4	–	–	–	(893.4)	–

Net cash flows provided by (used
for) investing activities	1,352.8	2,879.4	755.4	3,028.6	(893.4)	7,122.8

Cash Flows From Financing
Activities:
Net (decrease) in debt and other
financing activities	(227.1)	(3,128.0)	(210.5)	(2,653.1)	–	(6,218.7)
Inter-company financing	–	726.7	(972.9)	(647.2)	893.4	–

Net cash flows provided by (used
for) financing activities	(227.1)	(2,401.3)	(1,183.4)	(3,300.3)	893.4	(6,218.7)

Net increase (decrease) in
unrestricted cash and cash
equivalents	966.1	195.5	(368.3)	288.9	–	1,082.2
Unrestricted cash and cash
equivalents, beginning of period	609.3	4,420.6	808.1	2,567.2	–	8,405.2

Unrestricted cash and cash
equivalents, end of period	$1,575.4	$4,616.1	$439.8	$2,856.1	$–	$9,487.4

(*)	2010 data has been conformed to the current quarter presentation.

CONDENSED CONSOLIDATING BALANCE SHEETS (dollars in millions)

	CIT Group Inc.	Restricted Entities	Unrestricted Entities	Eliminations	Consolidated Total
June 30, 2011
ASSETS:
Net loans	$–	$6,814.1	$15,568.5	$(521.9)	$21,860.7
Operating lease equipment, net	–	9,462.2	1,495.7	(37.5)	10,920.4
Assets held for sale	7.9	921.0	934.9	(0.3)	1,863.5
Cash and deposits with banks	1,412.6	3,829.3	2,175.1	(61.3)	7,355.7
Investment securities	1,395.1	1,386.5	383.6	(181.9)	2,983.3
Other assets	32,262.7	5,956.5	494.6	(35,687.8)	3,026.0

Total Assets	$35,078.3	$28,369.6	$21,052.4	$(36,490.7)	$48,009.6

LIABILITIES AND EQUITY:
Long-term borrowings, including deposits	$18,114.3	$4,138.6	$13,336.7	$(270.4)	$35,319.2
Credit balances of factoring clients	–	1,283.8	2.9	(201.8)	1,084.9
Other liabilities	8,022.5	(2,823.4)	(1,183.2)	(1,353.3)	2,662.6

Total Liabilities	26,136.8	2,599.0	12,156.4	(1,825.5)	39,066.7

Total Stockholders’ Equity	8,941.5	25,770.6	8,895.6	(34,666.2)	8,941.5
Noncontrolling minority interests	–	–	0.4	1.0	1.4

Total Equity	8,941.5	25,770.6	8,896.0	(34,665.2)	8,942.9

Total Liabilities and Equity	$35,078.3	$28,369.6	$21,052.4	$(36,490.7)	$48,009.6

December 31, 2010(*)
ASSETS:
Net loans	$–	$8,041.4	$16,359.0	$(316.1)	$24,084.3
Operating lease equipment, net	–	9,605.7	1,568.6	(37.6)	11,136.7
Assets held for sale	–	678.4	540.1	–	1,218.5
Cash and deposits with banks	2,725.6	5,885.6	2,631.6	(38.8)	11,204.0
Investment securities	–	108.1	403.5	(183.1)	328.5
Other assets	31,047.4	9,115.0	328.8	(37,505.0)	2,986.2

Total Assets	$33,773.0	$33,434.2	$21,831.6	$(38,080.6)	$50,958.2

LIABILITIES AND EQUITY:
Long-term borrowings, including deposits	$19,322.0	$4,949.2	$14,497.0	$(252.2)	$38,516.0
Credit balances of factoring clients	–	926.1	9.2	–	935.3
Other liabilities	5,535.0	(888.6)	(1,717.7)	(335.5)	2,593.2

Total Liabilities	24,857.0	4,986.7	12,788.5	(587.7)	42,044.5

Total Stockholders’ Equity	8,916.0	28,447.1	9,042.8	(37,489.9)	8,916.0
Noncontrolling minority interests	–	0.4	0.3	(3.0)	(2.3)

Total Equity	8,916.0	28,447.5	9,043.1	(37,492.9)	8,913.7

Total Liabilities and Equity	$33,773.0	$33,434.2	$21,831.6	$(38,080.6)	$50,958.2

(*)	2010 data has been conformed to the current quarter presentation.

CONSOLIDATING STATEMENTS OF OPERATION (dollars in millions)

	CIT Group Inc.	Restricted Entities	Unrestricted Entities	Eliminations	Consolidated Total

Six Months Ended June 30, 2011
Interest income	$1.8	$679.8	$568.3	$(4.6)	$1,245.3
Interest expense	(1,054.3)	(193.2)	(264.9)	7.8	(1,504.6)

Net interest revenue	(1,052.5)	486.6	303.4	3.2	(259.3)
Provision for credit losses	(6.7)	(126.8)	(74.6)	–	(208.1)

Net interest revenue, after credit provision	(1,059.2)	359.8	228.8	3.2	(467.4)
Equity in net income of subsidiaries	1,071.3	711.0	–	(1,782.3)	–
Other Income
Rental income on operating leases	–	689.9	141.3	–	831.2
Other	(125.5)	528.1	126.8	(11.3)	518.1

Total other income	(125.5)	1,218.0	268.1	(11.3)	1,349.3

Total revenue, net of interest expense and
credit provision	(113.4)	2,288.8	496.9	(1,790.4)	881.9

Other Expenses
Depreciation on operating lease equipment	–	(246.1)	(59.9)	–	(306.0)
Operating expenses	(11.0)	(382.8)	(82.3)	13.9	(462.2)

Total other expenses	(11.0)	(628.9)	(142.2)	13.9	(768.2)

Income (loss) before income taxes	(124.4)	1,659.9	354.7	(1,776.5)	113.7
Benefit (provision) for income taxes	142.0	(174.2)	(68.0)	7.6	(92.6)

Net income (loss) before attribution of
noncontrolling interests	17.6	1,485.7	286.7	(1,768.9)	21.1
Net income attributable to noncontrolling
interests, after tax	–	0.4	0.5	(4.4)	(3.5)

Net income (loss)	$17.6	$1,486.1	$287.2	$(1,773.3)	$17.6

Six Months Ended June 30, 2010(*)
Interest income	$1.0	$1,357.1	$795.7	$(25.3)	$2,128.5
Interest expense	(885.9)	(445.7)	(320.6)	13.3	(1,638.9)

Net interest revenue	(884.9)	911.4	475.1	(12.0)	489.6
Provision for credit losses	(11.1)	(358.6)	(110.0)	6.9	(472.8)

Net interest revenue, after credit provision	(896.0)	552.8	365.1	(5.1)	16.8
Equity in net income of subsidiaries	871.7	203.4	(87.2)	(987.9)	–
Other Income
Rental income on operating leases	–	687.0	157.7	(1.0)	843.7
Other	233.5	279.0	(11.0)	(12.6)	488.9

Total other income	233.5	966.0	146.7	(13.6)	1,332.6

Total revenue, net of interest expense and
credit provision	209.2	1,722.2	424.6	(1,006.6)	1,349.4

Other Expenses
Depreciation on operating lease equipment	–	(290.1)	(61.2)	0.5	(350.8)
Operating expenses	17.8	(491.3)	(91.8)	25.8	(539.5)

Total other expenses	17.8	(781.4)	(153.0)	26.3	(890.3)

Income (loss) before income taxes	227.0	940.8	271.6	(980.3)	459.1
Benefit (provision) for income taxes	98.8	(134.9)	(96.1)	0.6	(131.6)

Net income (loss) before attribution of
noncontrolling interests	325.8	805.9	175.5	(979.7)	327.5
Net income attributable to noncontrolling
interests, after tax	–	–	0.4	(1.7)	(1.3)

Net income (loss)	$325.8	$805.9	$175.9	$(981.4)	$326.2

(*)	2010 data has been conformed to the current quarter presentation.

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

The Company continues to assess hedge requirements and has reestablished counterparty relationships to facilitate hedging where economically appropriate. During 2011 and 2010, the Company’s portfolio was in an asset sensitive position, whereby assets re-price faster than liabilities, and interest margin increases in a rising interest rate environment. Our hedging strategies and qualifying hedges relate primarily to currency risk management of investments in foreign operations. The Company utilizes cross-currency swaps and foreign currency forward contracts to effectively convert U.S. dollar denominated debt to a foreign currency. These transactions are classified as either foreign currency net investment hedges, or foreign currency cash flow hedges, with resulting gains and losses reflected in accumulated other comprehensive income, a separate component of equity. For hedges of foreign currency net investment positions the “forward” method is applied whereby effectiveness is assessed and measured based on the amounts and currencies of the individual hedged net investments versus the notional amounts and underlying currencies of the derivative contract. For those hedging relationships where the critical terms of the entire debt instrument and the derivative are identical and the credit-worthiness of the counterparty to the hedging instrument remains sound, there is an expectation of no hedge ineffectiveness so long as those conditions continue to be met. The net interest differential is recognized on an accrual basis as an adjustment to other income or as interest expense to correspond with the hedged position.

See the Company’s Form 10-K, “Note 1 — Business and Summary of Significant Accounting Policies” for further description of its derivative transaction policies.

The following table presents fair values and notional values of derivative financial instruments:

Fair and Notional Values of Derivative Financial Instruments (dollars in millions)

	June 30, 2011			December 31, 2010
Qualifying Hedges	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value

Cross currency swaps	$429.1	$–	$(26.0)	$414.7	$0.8	$(12.1)
Foreign currency forward exchange –
cash flow hedges	164.2	–	(6.1)	183.6	6.4	(1.4)
Foreign currency forward exchange –
net
investment hedges	1,492.3	0.7	(104.5)	1,333.4	0.5	(61.0)

Total Qualifying Hedges	$2,085.6	$0.7	$(136.6)	$1,931.7	$7.7	$(74.5)

Non-Qualifying Hedges
Cross currency swaps	$1,380.8	$–	$(91.2)	$1,330.3	$14.2	$(38.4)
Interest rate swaps	916.4	1.9	(39.7)	1,046.8	4.5	(37.7)
Written options	37.0	–	–	273.8	–	–
Purchased options	931.0	1.8	–	903.0	2.7	–
Foreign currency forward exchange
contracts	2,157.3	8.9	(99.7)	2,210.0	4.3	(50.2)
TRS(1)	1,041.5	–	–	609.9	–	–

Total Non-qualifying Hedges	$6,464.0	$12.6	$(230.6)	$6,373.8	$25.7	$(126.3)

(1)

A financing facility with Goldman Sachs International (GSI) is structured as a total return swap (TRS), under which amounts available for advances are accounted for as a derivative. Pursuant to applicable accounting guidance, only the unutilized portion of the TRS is accounted for as a derivative and recorded at its estimated fair value.

The “notional amount” of the swap of $1,041.5 million at June 30, 2011 and $609.9 million at December 31, 2010 represent the unused portion of the GSI Facility and constitute a derivative financial instrument. It is calculated as the maximum facility commitment amount, currently $2,125.0 million, less the actual adjusted qualifying borrowing base outstanding of $1,083.5 million at June 30, 2011 and $1,515.1 million at December 31, 2010. The notional amount of the derivative will increase as the adjusted qualifying borrowing base decreases due to repayment of the underlying debt to investors. If CIT funds additional ABS under the GSI Facility, the adjusted qualifying borrowing base of the total return swap will increase and the notional amount of the derivative will decrease accordingly.

Valuation of the derivative related to the GSI Facility is based on several factors using a discounted cash flow (DCF) methodology, including:

  CIT’s funding costs for similar recent secured financings;
  Forecasted usage of the long-dated GSI Facility through the final maturity date in 2028; and

  Forecasted amortization, including prepayment assumptions, due to principal payments on the underlying ABS, which impacts the amount of the unutilized portion.

The following table presents the impact of derivatives on the statements of operations:

Derivative Instrument Gains and Losses (dollars in millions)

	Gain / (Loss) Recognized	Quarters Ended June 30,		Six Months Ended June 30,

Derivative Instruments		2011	2010	2011	2010

Qualifying Hedges
Foreign currency exchange rate
fluctuations – cash flow hedges	Other income	$(4.1)	$9.3	$(13.7)	$9.3

Total Qualifying Hedges		(4.1)	9.3	(13.7)	9.3
Non Qualifying Hedges
Cross currency swaps	Other income	(4.0)	103.8	(45.0)	113.1
Interest rate swaps	Other income	(11.1)	(30.7)	(5.2)	(50.1)
Foreign currency forward exchange
contracts	Other income	(15.4)	94.7	(68.8)	164.8

Total Non-qualifying Hedges		(30.5)	167.8	(119.0)	227.8

Total derivatives-income statement impact		$(34.6)	$177.1	$(132.7)	$237.1

NOTE 7 — FAIR VALUE

Fair Value Hierarchy

The Company is required to report fair value measurements for specified classes of assets and liabilities. See the Company’s Form 10-K, “Note 1 — Business and Summary of Significant Accounting Policies” for description of its fair value measurement policy.

The Company characterizes inputs in the determination of fair value according to the fair value hierarchy. The fair value of the Company’s assets and liabilities where the measurement objective specifically requires the use of fair value are set forth in the tables below:

Assets and Liabilities Measured at Fair Value on a Recurring Basis (dollars in millions)

June 30, 2011	Total	Level 1	Level 2	Level 3

Assets
Debt Securities available for sale	$2,700.1	$–	$2,700.1	$–
Equity Securities available for sale	22.7	19.3	3.4	–
Trading assets at fair value – derivatives	12.6	–	12.6	–
Derivative counterparty assets at fair value	0.7	–	0.7	–

Total Assets	$2,736.1	$19.3	$2,716.8	$–

Liabilities
Trading liabilities at fair value – derivatives	$(230.6)	$–	$(230.6)	$–
Derivative counterparty liabilities at fair value	(136.6)	–	(136.6)	–

Total Liabilities	$(367.2)	$–	$(367.2)	$–

December 31, 2010	Total	Level 1	Level 2	Level 3

Assets
Equity Securities available for sale	$37.5	$16.2	$3.4	$17.9
Trading assets at fair value – derivatives	25.7	–	25.7	–
Derivative counterparty assets at fair value	7.7	–	7.7	–

Total Assets	$70.9	$16.2	$36.8	$17.9

Liabilities
Trading liabilities at fair value – derivatives	$(126.3)	$–	$(126.0)	$(0.3)
Derivative counterparty liabilities at fair value	(74.5)	–	(74.5)	–

Total Liabilities	$(200.8)	$–	$(200.5)	$(0.3)

The following table presents the current carrying value of the financial instruments for which a non-recurring change in fair value has been recorded, and the associated pre-tax impact:

Assets Measured at Fair Value on a Non-recurring Basis (dollars in millions)

		Fair Value Measurements at Reporting Date Using:

June 30, 2011	Total	Level 1	Level 2	Level 3	Total Losses

Assets
Assets Held for Sale	$30.0	$–	$–	$30.0	$(4.0)
Impaired loans	141.3	–	–	141.3	(29.7)

Total	$171.3	$–	$–	$171.3	$(33.7)

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

Level 3 Gains and Losses

The tables below set forth a summary of changes in the estimated fair value of the Company’s Level 3 financial assets and liabilities measured on a recurring basis. At June 30, 2011 the Company’s Level 3 financial assets measured on a recurring basis were zero as a result of sales and maturities.

	Total	Derivatives	Equity Securities available for sale

Assets and Liabilities
March 31, 2011	$(0.3)	$(0.3)	$–
Gains or losses realized/unrealized
Included in other income	0.3	0.3	–

Quarter Ended June 30, 2011	$–	$–	$–

December 31, 2010	$17.6	$(0.3)	$17.9
Gains or losses realized/unrealized
Included in other income	5.7	0.3	5.4
Other net, (primarily sales proceeds)	(23.3)	–	(23.3)

Six Months Ended June 30, 2011	$–	$–	$–

FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying and estimated fair values of financial instruments presented below exclude leases and certain other assets and liabilities, for which disclosure is not required. Assumptions used in valuing financial instruments are disclosed below.

	June 30, 2011		December 31, 2010

	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Assets
Trading assets – derivatives	$12.6	$12.6	$25.7	$25.7
Derivative counterparty assets at fair value	0.7	0.7	7.7	7.7
Assets held for sale (excluding leases)(1)	1,058.1	1,208.4	466.0	466.0
Loans (excluding leases)	17,181.5	17,116.2	20,680.3	21,356.8
Investment Securities	2,983.3	2,986.0	328.5	330.2
Other assets and unsecured counterparty receivable(2)	1,486.7	1,486.7	1,507.6	1,507.6

Liabilities
Deposits(3)	(4,453.0)	(4,507.6)	(4,562.7)	(4,660.0)
Trading liabilities – derivatives	(230.6)	(230.6)	(126.3)	(126.3)
Derivative counterparty liabilities at fair value	(136.6)	(136.6)	(74.5)	(74.5)
Long-term borrowings(3)	(31,051.1)	(32,897.6)	(34,208.1)	(36,452.0)
Other liabilities(4)	(1,652.5)	(1,652.5)	(1,769.9)	(1,769.9)

(1)	Prior period balances have been conformed to current period presentation to exclude finance leases.

(2)

Other assets subject to fair value disclosure include accrued interest receivable and other receivables, certain investment securities and miscellaneous other assets whose carrying values approximate fair value.

(3)	Deposits and long-term borrowings include accrued interest.

(4)	Other liabilities include accrued liabilities, which have a fair value that approximates carrying value.

Assumptions used to value financial instruments as of June 30, 2011 are unchanged from those disclosed in “Note 10 — Fair Value” of the 2010 Form 10-K.

Derivatives – the estimated fair values of derivatives were calculated internally using market data and represent the net amount receivable or payable to terminate, taking into account current market rates. See “Note 6 — Derivative Financial Instruments” for notional principal amounts and fair values.

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

NOTE 8 — STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive (Loss) / Income

Total comprehensive (Loss)/ Income was $(56.9) million and $137.0 million for the quarters ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, total comprehensive income was $18.4 million and $317.8 million, respectively; including Accumulated Other Comprehensive (Loss) of $(2.7) million and $(9.7) million for the current and prior year to date periods.

The following table details the ending component balances of Accumulated Other Comprehensive Loss, net of tax:

	June 30, 2011	December 31, 2010

Foreign currency translation adjustments	$(21.9)	$(12.9)
Changes in benefit plan net gain/(loss) and prior service (cost)/credit	2.7	2.8
Unrealized gain on available for sale investments	8.1	2.2
Changes in fair values of derivatives qualifying as cash flow hedges	(1.2)	(1.7)

Total accumulated other comprehensive loss	$(12.3)	$(9.6)

NOTE 9 — REGULATORY CAPITAL

The Company and CIT Bank are each subject to various regulatory capital requirements administered by the Federal Reserve Bank of New York (“FRBNY”) and the Federal Deposit Insurance Corporation (“FDIC”).

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

The calculation of the Company’s regulatory capital ratios are subject to review and consultation with the FRBNY, which may result in refinements to amounts reported at June 30, 2011.

Tier 1 Capital and Total Capital Components (dollars in millions)

	CIT Group Inc.				CIT Bank

Tier 1 Capital	June 30, 2011		December 31, 2010		June 30, 2011		December 31, 2010

Total stockholders’ equity	$8,941.5		$8,916.0		$1,913.5		$1,832.2
Effect of certain items in accumulated other
comprehensive loss excluded from Tier 1 Capital	(9.5)		(3.3)		(0.1)		(0.1)

Adjusted total equity	8,932.0		8,912.7		1,913.4		1,832.1
Less: Goodwill	(264.5)		(277.4)		–		–
Disallowed intangible assets	(84.1)		(119.2)		–		–
Investment in certain subsidiaries	(35.3)		(33.4)		–		–
Other Tier 1 components(1)	(62.7)		(65.2)		(80.7)		(97.8)

Total Tier 1 Capital	8,485.4		8,417.5		1,832.7		1,734.3
Tier 2 Capital
Qualifying reserve for credit losses	439.3		416.2		23.2		10.7
Less: Investment in certain subsidiaries	(35.3)		(33.4)		–		–
Other Tier 2 components(2)	2.6		0.2		0.1		0.1

Total Tier 2 Capital	406.6		383.0		23.3		10.8

Total Capital (Tier 1 and Tier 2 Capital)	$8,892.0		$8,800.5		$1,856.0		$1,745.1

Risk-weighted assets(4)	$44,037.0		$44,176.7		$3,854.7		$3,022.0

Total Capital (to risk-weighted assets):
Actual	20.2%		19.9%		48.1%		57.7%
Required Ratio for Capital Adequacy Purposes	13.0	%(3)	13.0	%(3)	8.0%		8.0%
Tier 1 Capital (to risk-weighted assets):
Actual	19.3%		19.1%		47.5%		57.4%
Required Ratio for Capital Adequacy Purposes	4.0%		4.0%		4.0%		4.0%
Tier 1 Capital Leverage Ratio:
Actual	17.1%		16.2%		27.4%		24.2%
Required Ratio for Capital Adequacy Purposes	4.0%		4.0%		15.0	%(3)	15.0	%(3)

(1)	Includes the portion of net deferred tax assets that does not qualify for inclusion in Tier 1 capital based on the capital guidelines and the Tier 1 capital charge for nonfinancial equity investments.

(2)	Banking organizations are permitted to include in Tier 2 Capital up to 45% of net unrealized pretax gains on available-for- sale equity securities with readily determinable fair values.

(3)	The Company and CIT Bank each committed to maintaining certain capital ratios above regulatory minimum levels.

(4)	Risk-weighted assets include purchase commitments for aircraft to be purchased under a June 2011 Memorandum of Understanding.

NOTE 10 — INCOME TAXES

CIT’s tax provision of $26.9 million for the second quarter decreased compared to a tax provision of $88.2 million in the prior year quarter primarily as a result of lower international earnings and a decrease in discrete items.

CIT’s tax provision of $92.6 million for the six months ended June 30, 2011 decreased compared to a tax provision of $131.6 million in the prior year six months primarily as a result of lower international earnings. For the year to date tax provision, the Company recorded income tax expense on the earnings of certain international operations and no income tax benefit on its domestic losses. A tax benefit was not recognized on the domestic losses because management has concluded that it does not currently meet the criteria to recognize these tax benefits considering its recent history of domestic losses. The year end 2011 effective tax rate may vary from the current rate primarily due to changes in the mix of domestic and international earnings.

The tax provision for the second quarter and six months ended 2011 included $2.2 million and $18.8 million, respectively, of discrete tax expense items. Included in the discrete items for the second quarter and year to date was approximately $0.8 million and $9.8 million, primarily related to a net increase in liabilities for uncertain tax positions and incremental valuation allowances on certain foreign losses. The Company anticipates that it is reasonably possible that the total unrecognized tax benefits will decrease due to the settlement of audits and the expiration of statutes of limitation prior to June 30, 2012 in the range of $0-$10 million.

The tax provision for the year to date also reflects $9 million of discrete tax expense items primarily associated with the correction of certain foreign tax expense calculations relating to prior periods. Management has concluded that the adjustments were not individually or in the aggregate material to the consolidated financial statements, as of and for the period ended June 30, 2011, or to any of the preceding periods as reported.

As of December 31, 2010, CIT had cumulative U.S. Federal net operating loss carry-forwards (NOL’s) of $4.0 billion. Excluding FSA adjustments, which are not included in the calculation of U.S. Federal taxable income, the Company generated a domestic pretax loss of $288 million in the second quarter ($701 million year to date) which, excluding certain other book-to-tax adjustments, will increase the post-emergence NOLs. Pursuant to Section 382 of the Internal Revenue Code, the Company is generally subject to a $230 million annual limitation on the use of its $1.9 billion of pre-emergence NOLs. NOLs arising in post-emergence years are not subject to this limitation.

NOTE 11 — COMMITMENTS

The accompanying table summarizes credit-related commitments, as well as purchase and funding commitments:

Commitments (dollars in millions)

	June 30, 2011			December 31,

	Due to Expire			2010

	Within One Year	After One Year	Total Outstanding	Total Outstanding

Financing Commitments
Financing and leasing assets	$276.8	$2,339.1	$2,615.9	$3,083.2
Letters of credit and acceptances
Standby letters of credit	78.3	162.8	241.1	284.7
Other letters of credit	101.0	32.7	133.7	99.0
Guarantees
Deferred purchase credit protection agreements	1,244.0	–	1,244.0	1,667.9
Guarantees, acceptances and other recourse
obligations	13.5	21.3	34.8	25.8
Purchase and Funding Commitments
Aerospace manufacturer purchase commitments	926.9	6,978.0	7,904.9	5,701.4
Rail and other manufacturer purchase
commitments	486.4	–	486.4	–
Other
Liabilities for unrecognized tax benefits	10.0	442.1	452.1	451.6

Financing Commitments

Financing commitments, referred to as loan commitments, or lines of credit, reflect CIT’s agreements to lend to its customers, subject to the customers’ compliance with contractual obligations. The table above includes approximately $0.5 billion of commitments at June 30, 2011 and $0.7 billion at December 31, 2010 for instances where the customer is not in compliance with contractual obligations, and therefore CIT does not have the contractual obligation to lend. As financing commitments may not be fully drawn, expire unused, be reduced or cancelled at the customer’s request, and require the customer to be in compliance with certain conditions, total commitment amounts do not necessarily reflect actual future cash flow requirements.

At June 30, 2011, substantially all financing commitments were senior facilities, with approximately 57% secured by equipment or other assets and the remainder comprised of cash-flow or enterprise value facilities. The vast majority of these commitments are syndicated transactions. CIT is lead agent in approximately 28% of the facilities. Most of our undrawn and available financing commitments are in Corporate Finance. The top ten undrawn commitments totaled $306 million.

The table above excludes unused cancelable lines of credit to customers in connection with select third-party vendor programs, which may be used solely to finance additional product purchases, the total of which was not material for either period presented. These uncommitted lines of credit can be reduced or canceled by CIT at any time without notice. Management’s experience indicates that customers related to vendor programs typically exercise their line of credit only when they need to purchase new products from a vendor and do not seek to exercise their entire available line of credit at any point in time.

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

The methodology used to determine the DPA liability is similar to the methodology used to determine the allowance for loan losses associated with the finance receivables, which reflects embedded losses based on various factors, including expected losses reflecting our internal customer and facility credit ratings. The liability recorded in Other Liabilities related to the DPAs totaled $4.0 million and $4.2 million at June 30, 2011 and December 31, 2010, respectively.

Purchase and Funding Commitments

CIT’s purchase commitments relate primarily to purchases of commercial aircraft and rail equipment. Commitments to purchase new commercial aircraft are predominantly with Airbus Industries (“Airbus”) and The Boeing Company (“Boeing”). CIT may also, from time to time, commit to purchase an aircraft directly with an airline. Aerospace equipment purchases are contracted for specific models, using baseline aircraft specifications at fixed prices, which reflect discounts from fair market purchase prices prevailing at the time of commitment. The delivery price of an aircraft may change depending on final specifications. Equipment purchases are recorded at the delivery date. The estimated commitment amounts in the preceding table are based on contracted purchase prices reduced for pre-delivery payments to date and exclude buyer furnished equipment selected by the lessee. Pursuant to existing contractual commitments, 148 aircraft remain to be purchased from Airbus and Boeing, including 50 A320neo Family aircraft to be purchased under a June 2011 Memorandum of Understanding for which a Purchase Agreement was signed in July 2011. Aircraft deliveries are scheduled periodically through 2019. Commitments exclude unexercised options to order additional aircraft.

The Company’s rail business entered into a commitment to purchase 3,500 railcars in the first quarter of 2011 and entered into a commitment to purchase 2,250 railcars in the second quarter of 2011. Pursuant to these contractual commitments, approximately 5,550 railcars remain to be purchased, with deliveries scheduled periodically in 2011 and 2012 and are included in the preceding table. On July 26, 2011, CIT announced orders for 5,000 railcars (which includes the second quarter commitments of 2,250 railcars and an incremental 2,750 railcars not included in the preceding table) from multiple manufacturers, for which deliveries are scheduled throughout 2012. Rail equipment purchase commitments are at fixed prices subject to price increases for certain materials.

NOTE 12 — CONTINGENCIES

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

For certain Litigation matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of the loss amount accrued. For other matters for which a loss is probable or reasonably possible, such an estimate is not reasonably possible. For Litigation where losses are reasonably possible, management currently estimates the aggregate range of reasonably possible losses as up to $265 million in excess of established reserves. This estimate represents reasonably possible losses (in excess of established reserves and other amounts referenced above) over the life of such Litigation, which may span a currently indeterminable number of years, and is based on information currently available as of June 30, 2011. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those Litigation matters for which an estimate is not reasonably possible or as to which a loss does not appear to be reasonably possible, based on current information, are not included within this estimated range and, therefore, this estimated range does not represent the Company’s maximum loss exposure.

The foregoing statements about our litigation are based on the Company’s judgments, assumptions, and estimates and are necessarily subjective and uncertain. Some of our pending litigation matters are described below.

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

Pursuant to a Notice of Dismissal filed on November 24, 2009, CIT Group Inc. was dismissed as a defendant from the consolidated securities action as a result of its discharge in bankruptcy. On June 10, 2010, the Court denied the remaining defendants’ motion to dismiss the consolidated amended complaint. The action continues as to the remaining defendants and CIT’s obligation to defend and indemnify such defendants continues. The case is in the discovery stage. Plaintiffs seek, among other relief, unspecified damages and interest. Non-binding mediation is scheduled for August, 2011.

Tyco Tax Agreement

This matter, which was previously reported as a contractual contingency in our SEC filings, has now evolved into litigation. In connection with our separation from Tyco International Ltd (“Tyco”) in 2002, CIT and Tyco entered into a Tax Agreement pursuant to which, among other things, CIT agreed to pay Tyco for tax savings actually realized by CIT, if any, as a result of the use of certain tax attributes resulting from net operating losses recognized while Tyco owned CIT (the “Tyco Tax Attribute”), which savings would not have been realized absent the existence of the Tyco Tax Attribute. During CIT’s bankruptcy, CIT rejected the Tax Agreement, and Tyco and CIT entered into a Standstill Agreement pursuant to which (a) CIT agreed that it would defer bringing its subordination claim against Tyco and (b) Tyco agreed that it would defer bringing its damages claim against CIT while the parties exchanged information about CIT’s tax position, including past usage and retention of the various attributes on its consolidated tax return. Notwithstanding the Standstill Agreement, Tyco filed a Notice of Arbitration during the 2011 second quarter, demanding arbitration of its alleged contractual damages resulting from rejection of the Tax Agreement. CIT filed a motion in the United States Bankruptcy Court for the Southern District of New York seeking a stay of the arbitration, together with an adversary proceeding seeking to subordinate Tyco’s interests under section 510(b) of the Bankruptcy Code, which would result in Tyco being treated like equity holders under CIT’s confirmed Plan of Reorganization and receiving no recovery in connection with the termination of the Tax Agreement. By stipulation, the parties have agreed to stay the arbitration pending the court’s ruling on the subordination claims.

The amount of the Federal Tyco Tax Attribute is approximately $794 million and the state Tyco Tax Attribute is approximately $180 million as of the separation date. CIT’s approximate applicable federal and state tax rates are currently 35% and 6.5%, respectively. CIT has recorded a valuation allowance against a significant portion of its federal and state deferred tax assets, as the Company continues to conclude that it does not currently meet the criteria to recognize these assets. It is CIT’s position that it has not received federal tax benefits from the Tyco Tax Attribute within the meaning of the Tax Agreement and that it is speculative as to when, if ever, any such benefits may be realized in the future.

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

Subsequent to the commencement of the Le Nature’s bankruptcy, certain co-lessors and certain parties that participated in CIT’s and other co-lessors’s interests in the Lease filed lawsuits against CIT and others to recover the balance of their respective investments, asserting various claims including fraud, civil conspiracy, and civil Racketeer Influenced and Corrupt Organizations Act (RICO). Plaintiffs seek damages in excess of $84 million as well as claims for treble damages under RICO. All but one of these actions has been consolidated for discovery purposes in the United States District Court for the Western District of Pennsylvania.

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

Segment Profit and Assets

The Company refined its expense and capital allocation methodologies during the first quarter of 2011. For 2011, Corporate and other includes certain costs that had been previously allocated to the segments, including prepayment penalty fees on high-cost debt payments and certain corporate liquidity costs. In addition, the Company refined the capital and interest allocation methodologies for the segments. These changes had the most impact on Transportation Finance given the capital requirements for their forward-purchase commitments and reduced the interest expense charged to this segment. On a comparable basis, pre-tax income for Transportation Finance would have been approximately $67 million for the quarter ended June 30, 2010 and $140 million for the six months then ended. These increases would be offset by decreases in Corporate and Other for the respective periods. The refinement was not significant to the other segments. The 2010 balances are reflected as originally reported and are not conformed to the 2011 presentation.

Corporate and Other includes cash liquidity in excess of the amount required by the business units that management determines is prudent for the overall company and the prepayment penalty fees associated with debt repayments.

The following table presents reportable segment information and the reconciliation of segment balances to consolidated financial statements:

Business Segments (dollars in millions)

	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Commercial Segments	Consumer	Total Segments	Corporate and Other	Total

For the quarter ended June 30, 2011

Total interest
income	$270.9	$44.5	$17.9	$195.1	$528.4	$68.9	$597.3	$4.8	$602.1
Total interest
expense	(212.0)	(250.8)	(29.5)	(145.5)	(637.8)	(48.7)	(686.5)	(119.2)	(805.7)
Provision for
credit losses	(61.3)	(4.7)	(4.0)	(13.8)	(83.8)	(0.9)	(84.7)	–	(84.7)
Rental
income on
operating
leases	5.5	339.5	–	72.9	417.9	–	417.9	–	417.9
Other
income,
excluding
rental
income	118.2	33.0	42.8	50.8	244.8	3.1	247.9	(8.0)	239.9
Depreciation
on operating
lease
equipment	(3.0)	(86.7)	–	(55.8)	(145.5)	–	(145.5)	–	(145.5)
Other
expenses	(66.9)	(37.4)	(26.4)	(82.1)	(212.8)	(15.5)	(228.3)	(17.5)	(245.8)

Income
(loss) before
provision
(benefit) for
income taxes	$51.4	$37.4	$0.8	$21.6	$111.2	$6.9	$118.1	$(139.9)	$(21.8)

For the quarter ended June 30, 2010
Total interest
income	$494.7	$57.8	$24.4	$345.2	$922.1	$96.7	$1,018.8	$5.0	$1,023.8
Total interest
expense	(276.0)	(234.3)	(49.5)	(190.4)	(750.2)	(59.4)	(809.6)	2.1	(807.5)
Provision for
credit losses	(95.2)	(3.0)	(12.3)	(111.9)	(222.4)	(9.3)	(231.7)	(15.0)	(246.7)
Rental
income on
operating
leases	7.3	315.0	–	96.1	418.4	–	418.4	(0.5)	417.9
Other
income,
excluding
rental
income	206.4	18.2	51.4	33.2	309.2	18.3	327.5	11.0	338.5
Depreciation
on operating
lease
equipment	(5.1)	(85.9)	–	(87.4)	(178.4)	–	(178.4)	0.3	(178.1)
Other
expenses	(90.3)	(45.5)	(33.0)	(86.3)	(255.1)	(22.7)	(277.8)	–	(277.8)

Income
(loss) before
provision
(benefit) for
income taxes	$241.8	$22.3	$(19.0)	$(1.5)	$243.6	$23.6	$267.2	$2.9	$270.1

	Corporate Finance	Trans- portation Finance	Trade Finance	Vendor Finance	Commercial Segments	Consumer	Total Segments	Corporate and Other	Total

For the six months ended June 30, 2011
Total interest
income	$569.6	$87.0	$35.0	$403.4	$1,095.0	$139.7	$1,234.7	$10.6	$1,245.3
Total interest
expense	(408.8)	(461.3)	(55.2)	(278.5)	(1,203.8)	(101.7)	(1,305.5)	(199.1)	(1,504.6)
Provision for
credit losses	(135.8)	(6.5)	(7.3)	(56.7)	(206.3)	(1.8)	(208.1)	–	(208.1)
Rental income
on operating
leases	12.0	664.2	–	155.0	831.2	–	831.2	–	831.2
Other income,
excluding rental
income	282.0	57.3	79.9	82.4	501.6	6.2	507.8	10.3	518.1
Depreciation on
operating lease
equipment	(5.9)	(183.4)	–	(116.7)	(306.0)	–	(306.0)	–	(306.0)

Other expenses	(125.7)	(77.2)	(54.2)	(153.8)	(410.9)	(32.9)	(443.8)	(18.4)	(462.2)

Income (loss)
before provision
(benefit) for
income taxes	$187.4	$80.1	$(1.8)	$35.1	$300.8	$9.5	$310.3	$(196.6)	$113.7

Select Period End Balances
Loans including
receivables
pledged	$7,423.9	$1,356.3	$2,538.4	$3,940.4	$15,259.0	$7,025.7	$22,284.7	$–	$22,284.7
Credit balances
of factoring
clients	–	–	(1,084.9)	–	(1,084.9)	–	(1,084.9)	–	(1,084.9)
Assets held for
sale	378.8	257.3	–	528.1	1,164.2	699.3	1,863.5	–	1,863.5
Operating lease
equipment, net	51.1	10,619.3	–	250.0	10,920.4	–	10,920.4	–	10,920.4
For the six months ended June 30, 2010
Total interest
income	$1,042.7	$121.5	$54.9	$707.2	$1,926.3	$192.6	$2,118.9	$9.6	$2,128.5
Total interest
expense	(574.8)	(492.6)	(91.1)	(358.3)	(1,516.8)	(126.2)	(1,643.0)	4.1	(1,638.9)
Provision for
credit losses	(229.1)	(4.3)	(46.2)	(164.4)	(444.0)	(13.8)	(457.8)	(15.0)	(472.8)
Rental income
on operating
leases	16.1	621.8	–	206.9	844.8	–	844.8	(1.1)	843.7
Other income,
excluding rental
income	309.0	40.4	100.6	72.0	522.0	24.1	546.1	(57.2)	488.9
Depreciation on
operating lease
equipment	(8.7)	(164.5)	–	(178.1)	(351.3)	–	(351.3)	0.5	(350.8)

Other expenses	(170.2)	(85.1)	(65.0)	(173.2)	(493.5)	(44.2)	(537.7)	(1.8)	(539.5)

Income (loss)
before provision
(benefit) for
income taxes	$385.0	$37.2	$(46.8)	$112.1	$487.5	$32.5	$520.0	$(60.9)	$459.1

Select Period
End Balances
Loans including
receivables
pledged	$10,346.2	$1,636.9	$2,514.6	$6,101.3	$20,599.0	$8,789.6	$29,388.6	$–	$29,388.6
Credit balances
of factoring
clients	–	–	(877.3)	–	(877.3)	–	(877.3)	–	(877.3)
Assets held for
sale	514.8	10.4	–	18.8	544.0	28.5	572.5	–	572.5
Operating lease
equipment, net	105.6	10,296.9	–	551.9	10,954.4	–	10,954.4	–	10,954.4

NOTE 14 — SUBSEQUENT EVENTS

On July 15, 2011, CIT redeemed $500 million of the $3 billion senior secured first lien facility. The net impact of the acceleration of deferred debt costs and the favorable FSA amortization will increase third quarter interest expense by approximately $15 million.

On July 26, 2011, CIT announced orders for 5,000 railcars (which includes the second quarter commitment of 2,250 railcars and an incremental 2,750 railcars in July 2011) from multiple manufacturers, for which deliveries are scheduled throughout 2012. The orders include the exercise of an option for an additional 1,750 railcars received when the Company ordered 3,500 railcars earlier this year.

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

CIT operates primarily in North America, with locations in Europe, Latin America and Asia and has four commercial business segments – Corporate Finance, Trade Finance, Transportation Finance and Vendor Finance. We also own and manage a pool of liquidating consumer loans, predominantly government guaranteed student loans, that are reported in the Consumer segment.

As of June 30, 2011 the Company had 3,480 employees and approximately $48 billion in assets.

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk” contain financial terms that are relevant to our business. You can find a glossary of these terms in “Item 1. Business Overview” in our Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”).

The June 30, 2010 amounts have been restated to correct for errors found by the Company subsequent to the filing of its third quarter 2010 report on Form 10-Q, related primarily to the application of Fresh Start Accounting (“FSA”), the effects of which were disclosed in the Company’s December 31, 2010 Form 10-K. The effect of the restatement increased net income for the quarter and six months ended June 30, 2010 by approximately $40 million and $87 million, respectively, to $182 million and $326 million as compared to the amount originally reported in the June 30, 2010 Form 10-Q. Comparisons to the 2010 balances are to the restated amounts. See the Company’s 2010 Form 10-K, “Note 26 — Selected Quarterly Financial Data (Unaudited)” of Item 8 and “Select 2010 Form 10-Q Restated Sections” of Item 7 for further information.

Management uses certain non-GAAP financial measures in its analysis of the financial condition and results of operations of the Company. See “Non-GAAP Financial Measurements” for a reconciliation of these to comparable GAAP measures.

2011 PRIORITIES AND PROGRESS

We continue to make progress on our priorities, which we described in our December 31, 2010 Form 10-K. The following highlight some of our progress:

     1. Focus on growth in our four core businesses, both domestically and internationally

  Increased new business activity. Funded new business volume increased 67% and 30% to $1.7 billion over the prior year quarter and from last quarter as Corporate Finance, Transportation Finance and Vendor Finance each reported double-digit percentage increases in lending/leasing volume sequentially and year-over-year. Committed new business volume was $2.1 billion, up from $1.1 billion in the prior year quarter and $1.7 billion last quarter.

  Stabilized the client base in Trade Finance. Factoring volume was $6.1 billion, unchanged from the 2011 first quarter and down from $6.3 billion for the 2010 second quarter, due to the wind- down of our European factoring operation. Excluding the European operation, factoring volume was up approximately 4% from the 2010 second quarter.

     2. Improve profitability, including reducing our cost of capital and operating expenses

  Prepaid over $4.75 billion of high cost debt year-to-date, including the $500 million first lien payment in July. During the second quarter, we redeemed $2.5 billion of 7% Series A Notes, bringing year-to-date Series A redemptions to $3.5 billion. During the first quarter, we also redeemed the remaining $0.75 billion of 10.25% Series B Notes that were outstanding. And on July 15, 2011, we redeemed $500 million of the $3 billion senior secured first lien term loan.

  Closed over $3.5 billion of capital markets and secured bank financing facilities year-to-date. In the second quarter, we 1) established a new RMB 1.8 billion Vendor Finance China facility (approximately $275 million) to fund activity in that country, 2) received $150 million of secured aircraft funding through a newly established facility guaranteed by the Export-Import Bank of the United States, and 3) renewed a £100 million committed U.K. Vendor Finance securitization facility at significantly lower cost and longer term. During the first quarter, we accessed the capital markets for cost-efficient funding by issuing $2 billion of second lien Series C debt and we renewed a $1 billion committed U.S. Vendor Finance conduit facility at a significantly reduced cost, higher advance rate and longer tenor.

  Took steps to address the restrictive covenants contained in restructuring-related debt. During the second quarter, we successfully completed an exchange offer through which approximately $8.8 billion of Series A Notes were exchanged for new Series C Notes. We also completed a consent solicitation through which the covenants in the Series A Notes maturing in 2015, 2016 and 2017, other than the cash sweep, were amended to generally conform to the less restrictive covenants in the Series C Notes. The covenants in the Series C Notes are more consistent with covenants in investment grade-rated bonds.

  Reduced employee head count to 3,480 from 3,778 at December 31, 2010, reflecting the sale of the Dell Canada operations, outsourcing and other efficiency actions. First half 2011 operating expenses (exclusive of restructuring charges) declined 13% from the comparable period in 2010.

     3. Expand the role of CIT Bank, both in asset origination and funding capabilities

  Increased asset origination activity. Year-to-date committed loan volume rose to $1.9 billion from $0.2 billion in 2010, of which $1.2 billion was funded, up from $0.1 billion during the first half of 2010. Second quarter committed volume was up 41% from the first quarter and funded volume nearly doubled. Bank originations represented approximately 70% of the total U.S. funded volume in the second quarter (approximately 67% year to date).

  Obtained the necessary regulatory approvals and transferred the Small Business Lending operating platform into the bank in March 2011 and the U.S. Vendor Finance platform into the bank in July 2011.

  Issued over $600 million of brokered certificates of deposit during the second quarter with a weighted average cost of approximately 1.75% and weighted average term in excess of 3 years.

  Announced the Federal Deposit Insurance Corporation (FDIC) and the Utah Department of Financial Institutions (UDFI) terminated their Cease and Desist Orders against CIT Bank in April 2011 that were jointly issued on July 16, 2009.

During the second half of 2011 we will continue to advance these business priorities, as well as those relating to risk management, compliance and control functions and to substantially satisfy the open items in the Written Agreement with the Federal Reserve Bank of New York that the Company entered into on August 12, 2009.

2011 FINANCIAL OVERVIEW

Net loss for the quarter ended June 30, 2011 of $48 million, $0.24 per diluted share, compared to net income of $66 million, $0.33 per diluted share for the 2011 first quarter and $182 million, $0.91 per diluted share, a year ago, primarily on reduced benefits from fresh start accounting (“FSA”) accretion. The components of FSA accretion and amortization are detailed in the following section “Fresh Start Accounting”. The $108 million sequential decline in FSA accretion and the decrease of $425 million from the 2010 second quarter reflect accelerated repayment of second lien debt carried at a discount and lower asset levels in the 2011 second quarter. Lower credit costs partially offset the lower FSA accretion. Net income for the six months ended June 30, 2011 was $18 million, $0.09 per diluted share, down from $326 million, $1.63 per diluted share for 2010, reflecting similar trends.

Net finance revenue(1) for the quarter ended June 30, 2011 declined to $69 million from $197 million last quarter and $456 million in the prior year quarter as a result of a declining asset base and lower FSA accretion benefits, which has had a lower impact on interest income in 2011 due to higher loan sales in 2010, but continues to impact interest expense due to continued debt repayment (See “Fresh Start Accounting”). Average earning assets1 of $34 billion for the quarter declined $1 billion sequentially and $8 billion from a year ago quarter largely due to asset sales. Net finance revenue as a percentage of average earning assets (“finance margin”) was 0.80%, down both sequentially and from the prior year as reduced net FSA accretion more than offset the benefit from the reduction in second lien debt. Excluding FSA and prepayment penalties on debt, finance margin was 1.45%, essentially unchanged from the prior quarter and up from 0.73% a year ago. Compared to the first quarter, the second quarter result reflected slightly higher asset yields and a reduction in second lien debt offset by costs related to liability restructuring and reduced benefits on a secured borrowing facility (the Total Return Swap). The expansion of finance margin from the prior year quarter was primarily driven by lower funding costs, including increased benefits from the Total Return Swap. Net operating lease revenue(1) improved primarily reflecting higher utilization. Net finance revenue for the six months ended June 30, 2011 totaled $266 million, down from $983 million as the benefits from FSA accretion declined $794 million compared to the prior year six months.

Provision for credit losses for the quarter ended June 30, 2011 was $85 million, a decrease of 31% sequentially and 66% from the prior year quarter. Provision for credit losses for the six months ended June 30, 2011 totaled $208 million, down from $473 million for the prior year six months. The declines reflect improved trends in credit metrics including declines in net charge-offs and non-accrual balances.

Other income (excluding operating lease rentals) for the quarter ended June 30, 2011 declined to $240 million from $278 million last quarter and $339 million in the prior year quarter. The sequential decline was driven by mark-to-market valuations on non-qualifying hedge derivatives, as well as a lower level of recoveries on receivables charged-off prior to the adoption of FSA. The decrease from the prior year quarter was primarily due to lower recoveries on pre-FSA charge-offs. Other income for the six months ended June 30, 2011 totaled $518 million, up from $489 million for the prior year six months as higher

(1)	Net finance revenue, average earning assets and net operating lease margin are non-GAAP measures; see reconciliation of non-GAAP to GAAP financial information gains on asset sales and favorable mark to market valuations offset the decline in recoveries on pre-FSA charge-offs.

Operating expenses were $246 million for the quarter, up from $216 million last quarter and down from $279 million in the prior year quarter. The 14% sequential increase in operating expenses was driven by non-recurring servicing expenses in Vendor Finance, approximately $7 million of which pertained to the correction of prior periods, and higher litigation-related costs. The 12% decline from the prior-year quarter is mostly attributable to lower employee costs. Headcount declined 13% from a year ago to 3,480 at June 30, 2011. Operating expenses for the six months ended June 30, 2011 totaled $462 million, down from $540 million for the prior year six months, primarily due to lower employee costs.

Provision for income taxes of $27 million in the second quarter declined from $66 million last quarter and $88 million in the prior year quarter. The declines reflect lower international earnings, primarily in Canada in the current quarter, and discrete items recorded in the prior quarter, as we continue to record valuation allowances on U.S. losses. The tax provision predominantly reflects provisions for taxable income generated by our international operations and no income tax benefit on our U.S. losses due to a full valuation allowance. Provision for income taxes for the six months ended June 30, 2011 totaled $93 million, down from $132 million for the prior year six months. The decline reflects lower international earnings.

Total assets at June 30, 2011 were $48 billion, down $3 billion from March 31, 2011 and $7 billion from a year ago. Cash and short-term investments totaled $10 billion, down $2 billion sequentially reflecting debt repayments. Loans totaled $22 billion at June 30, 2011, down $1 billion during the quarter primarily due to transfers to assets held for sale, as portfolio originations largely offset portfolio collections, and down $7 billion from last year generally due to sales. Operating lease equipment remained stable at $11 billion.

Funded new business volume was $1.7 billion, up 30% sequentially and 67% from the prior year quarter, as Corporate Finance, Transportation Finance and Vendor Finance each reported double-digit percentage increases in lending/leasing volume sequentially and year-over-year. Year to date, funded new business totaled $3.1 billion, up from $1.9 billion last year. Committed new business volume was $2.1 billion, up from $1.7 billion last quarter and $1.1 billion in the prior year quarter. Year to date, committed volume was $3.8 billion, up from $2.1 billion last year. Factoring volume in our Trade Finance segment totaled $6.1 billion, essentially unchanged sequentially and down modestly from $6.3 billion in the prior year quarter as 4% growth in U.S. factoring volume was more than offset by the wind-down of our European operation. For the 2011 six months, factoring volume totaled $12.3 billion, down from $12.7 billion in the prior year. However, excluding volume from the wind-down of our European operation, factoring volume was up 3%.

Credit metrics improved in the quarter. Net charge-offs and non-accrual loans were down from recent quarters and inflows to non-accrual loans also continued to decline. Net charge-offs were $56 million, down from $141 million in the prior quarter and $106 million in the 2010 second quarter. The reduction from the prior quarter was driven primarily by a $77 million decline in Corporate Finance, as the prior quarter included significant charge-offs in the energy portfolio. In addition, the current quarter includes $33 million of recoveries of post-emergence charge-offs compared to $19 million and $7 million in the prior quarter and prior year quarter, respectively. Non-accrual loans were $1.1 billion at June 30, 2011, down 19% and 48%, respectively, from the prior quarter and the prior year quarter. All segments experienced declines in relation to prior periods, with the most notable improvements in Corporate Finance.

FRESH START ACCOUNTING

Upon emergence from bankruptcy in 2009, CIT applied Fresh Start Accounting (FSA) in accordance with generally accepted accounting principles in the United States of America (GAAP). Accretion and amortization of certain FSA adjustments are reflected in operating results and described below.

The implementation of FSA resulted in the establishment of a new basis of accounting for the majority of the Company’s assets and liabilities as of December 31, 2009 based upon the December 31, 2009 fair values for those assets and liabilities. The adoption of FSA also resulted in the elimination of the allowance for loan losses (“ALLL”), which was effectively recorded as discounts on loans in adjusting to then fair values. A portion of this discount is attributable to embedded credit losses at December 31, 2009. As a result, our reported charge-offs and the carrying values of our non-accrual loans are reduced in the post-emergence periods from what would have been reported without FSA. Though FSA reduced the carrying values of non-accrual loans, it did not impact the classification of the applicable loans as non-accrual loans, impaired loans or TDRs.

Given this framework, FSA most impacts our Net Finance Revenue and Credit Metrics trends. Net finance revenue reflects the accretion of the FSA adjustments to the loans and leases, as well as debt, which were marked to fair value at the emergence date. Because FSA impacts the credit metrics trends, we analyze charge-offs, non-accrual / impaired loans, and TDRs both including and excluding the effects of FSA. As noted above, FSA had the effect of lowering the carrying amount of our loans and leases and eliminating the ALLL as of December 31, 2009. The ALLL increased gradually to reflect the accretion of discounts on the pre-emergence portfolio (which increases the carrying value and the need for credit reserves) and reserves on post-emergence loans and leases. Charge-offs of post-FSA (GAAP) loans are lower as their carrying value is lower compared to pre-FSA balances.

Given the ongoing impact of FSA on CIT’s financial statements, credit metrics, and the different business profile, the results are not generally comparable with those of other financial institutions. Whereas other financial institutions may be experiencing current credit trends resulting in declining reserves, CIT’s allowance is being rebuilt.

Accretable and non-accretable discounts are tracked on a loan-by-loan basis. We record the transfer of loans to assets held for sale (AHFS) in accordance with guidance in ASC 310-10-35-49. Upon transfer of a loan to AHFS, it is carried at the lower of cost or fair value, which establishes a new basis for the loan and eliminates the specific accretable and non-accretable discounts. With the elimination of the specific accretable and non-accretable discount, there is no accretable discount to accrete into income in future periods. Contractual interest earned on loans while in AHFS is recorded in Finance income. Gain or loss on the sale of the asset is recognized at the time of sale and is determined by comparing the proceeds received with the carrying value.

The following table presents FSA adjustments by balance sheet caption:

Fresh Start Accounting (Discount) / Premium (dollars in millions)

	June 30, 2011		March 31, 2011		December 31, 2010

	Accretable	Non-accretable	Accretable	Non-accretable	Accretable	Non-accretable

Loans	$(977.9)	$(121.5)	$(1,303.0)	$(263.9)	$(1,555.4)	$(372.2)
Operating lease equipment, net	(2,891.9)	–	(2,954.1)	–	(3,022.0)	–
Intangible assets / goodwill	84.1	264.5	99.1	277.4	119.2	277.4
Other assets	(158.7)	–	(191.6)	–	(223.4)	–

Total	$(3,944.4)	$143.0	$(4,349.6)	$13.5	$(4,681.6)	$(94.8)

Deposits	$24.4	$–	$30.5	$–	$38.5	$–
Long-term borrowings	(2,436.8)	–	(2,735.3)	–	(2,948.5)	–
Other liabilities(1)	46.4	277.0	–	313.4	–	351.6

Total	$(2,366.0)	$277.0	$(2,704.8)	$313.4	$(2,910.0)	$351.6

(1)

The accretable balance reflects a reclass of FSA discount associated with unfunded loan commitments, which had previously been included with “Loans”. Prior periods have not been conformed due to system limitations.

Interest income is increased by the FSA accretion on loans, which primarily relates to Corporate Finance ($0.4 billion) and Consumer ($0.4 billion). Due to the contractual maturity of the underlying loans, most accretion income will be realized within the next 2 years. In addition to the scheduled accretion on loans recorded with each scheduled payment, the decline in accretable balance was accelerated during 2011 primarily as a result of asset sales. The declines in non-accretable balance were primarily due to asset sales and prepayments, and also reflect charge-offs.

Interest expense is increased by the FSA accretion of the long-term borrowings adjustment, which is recognized over the contractual maturity of the underlying debt. If the debt is repaid prior to its contractual maturity, and the repayment is accounted for as a debt extinguishment, accretion of the FSA discount on the underlying debt would be accelerated. If the repayment is accounted for as a debt modification, the FSA discount is amortized over the term of the new financing on an effective yield method. Debt maturity terms are: 2014–2017 for the Series A Notes, 2015–2017 for the Series C Notes that were exchanged from Series A and 2011–2040 for the other secured borrowings, of which over 85% is expected to be recognized by 2021. The following table summarizes the estimated scheduled FSA accretion on the first and second lien debt and secured borrowings. The table assumes repayment of the first and second lien debt on its scheduled due date. Actual results will differ from contractual realization in the event of prepayment of the first or second lien debt. Differences will also occur if the secured assets underlying the secured borrowings repay faster than obligated. The differences from the estimates could vary materially and are inherently subject to significant uncertainties that may be beyond the Company’s control.

Debt Type	Outstanding FSA Balance	Remaining 2011	2012	2013	2014	2015 and Thereafter

First Lien Facility	$88.3	$12.1	$19.7	$20.7	$21.9	$13.9
Series A Notes	(834.8)	(75.7)	(162.9)	(179.4)	(163.4)	(253.4)
Series C Notes (exchanged)	(873.0)	(67.3)	(144.4)	(158.7)	(174.4)	(328.2)
Secured Borrowings	(763.5)	(77.6)	(125.3)	(97.0)	(79.8)	(383.8)
Other debt	(53.8)	(2.6)	(2.9)	(2.4)	(2.5)	(43.4)

Total	$(2,436.8)	$(211.1)	$(415.8)	$(416.8)	$(398.2)	$(994.9)

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

Other liabilities relates primarily to a liability recorded to reflect the current fair value of aircraft purchase commitments outstanding at the time. As the aircraft are purchased, through 2018, the cost basis of the assets will be reduced by the associated liability.

The following table summarizes the impact of accretion and amortization of FSA adjustments by segment on the Consolidated Statement of Operations:

Accretion / (Amortization) of Fresh Start Accounting Adjustments (dollars in millions)

	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Consumer	Corporate and Other	Total CIT

Quarter Ended June 30, 2011
Interest income	$143.4	$19.7	$–	$36.4	$22.5	$–	$222.0
Interest expense	(135.6)	(80.9)	(8.0)	(37.0)	(13.7)	(17.3)	(292.5)
Rental income on
operating leases	–	(15.1)	–	–	–	–	(15.1)
Depreciation expense	1.6	57.9	–	4.2	–	–	63.7

FSA – net finance
revenue	9.4	(18.4)	(8.0)	3.6	8.8	(17.3)	(21.9)
Other income	25.3	5.1	–	–	2.5	–	32.9

Total	$34.7	$(13.3)	$(8.0)	$3.6	$11.3	$(17.3)	$11.0

Quarter Ended March 31, 2011
Interest income	$175.1	$17.8	$–	$34.3	$22.5	$–	$249.7
Interest expense	(117.6)	(43.5)	(3.6)	(18.3)	(14.4)	(7.9)	(205.3)
Rental income on
operating leases	–	(19.0)	–	–	–	–	(19.0)
Depreciation expense	1.3	57.3	–	2.7	–	–	61.3

FSA – net finance
revenue	58.8	12.6	(3.6)	18.7	8.1	(7.9)	86.7
Other income	24.5	4.9	–	–	2.4	–	31.8

Total	$83.3	$17.5	$(3.6)	$18.7	$10.5	$(7.9)	$118.5

Quarter Ended June 30, 2010
Interest income	$309.6	$25.0	$2.9	$70.3	$31.2	$0.9	$439.9
Interest expense	(43.3)	(16.2)	(1.6)	(7.3)	(4.6)	(0.2)	(73.2)
Rental income on
operating leases	–	(26.6)	–	–	–	–	(26.6)
Depreciation expense	4.1	59.4	–	7.5	–	–	71.0

FSA – net finance
revenue	270.4	41.6	1.3	70.5	26.6	0.7	411.1
Other income	18.4	3.7	–	–	1.8	–	23.9

Total	$288.8	$45.3	$1.3	$70.5	$28.4	$0.7	$435.0

Six Months Ended June 30, 2011
Interest income	$318.5	$37.5	$–	$70.7	$45.0	$–	$471.7
Interest expense	(253.2)	(124.4)	(11.6)	(55.3)	(28.1)	(25.2)	(497.8)
Rental income on
operating leases	–	(34.1)	–	–	–	–	(34.1)
Depreciation expense	2.9	115.2	–	6.9	–	–	125.0

FSA – net finance
revenue	68.2	(5.8)	(11.6)	22.3	16.9	(25.2)	64.8
Other income	49.8	10.0	–	–	4.9	–	64.7

Total	$118.0	$4.2	$(11.6)	$22.3	$21.8	$(25.2)	$129.5

Six Months Ended June 30, 2010
Interest income	$676.1	$54.0	$9.6	$135.8	$64.0	$0.1	$939.6
Interest expense	(90.1)	(45.2)	(3.5)	(18.4)	(10.9)	0.2	(167.9)
Rental income on
operating leases	–	(52.8)	–	–	–	–	(52.8)
Depreciation expense	6.3	116.8	–	16.4	–	–	139.5

FSA – net finance
revenue	592.3	72.8	6.1	133.8	53.1	0.3	858.4
Other income	45.9	9.2	–	–	4.5	0.1	59.7

Total	$638.2	$82.0	$6.1	$133.8	$57.6	$0.4	$918.1

NET FINANCE REVENUE(2)

The following tables present management’s view of consolidated margin and include the net interest spread we make on loans and on the equipment we lease, in dollars and as a percent of average earning assets(2).

Net Finance Revenue (dollars in millions)

	Quarters Ended			Six Months Ended

	June 30, 2011	March 31, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Interest income	$602.1	$643.2	$1,023.8	$1,245.3	$2,128.5
Rental income on operating leases	417.9	413.3	417.9	831.2	843.7

Finance revenue	1,020.0	1,056.5	1,441.7	2,076.5	2,972.2
Interest expense	(805.7)	(698.9)	(807.5)	(1,504.6)	(1,638.9)
Depreciation on operating lease equipment	(145.5)	(160.5)	(178.1)	(306.0)	(350.8)

Net finance revenue	$68.8	$197.1	$456.1	$265.9	$982.5

Average Earnings Assets (“AEA”)	$34,477.8	$35,194.1	$42,211.9	$34,846.0	$43,674.7

As a % of AEA:
Interest income	6.99%	7.31%	9.70%	7.15%	9.75%
Rental income on operating leases	4.85%	4.70%	3.96%	4.77%	3.86%

Finance revenue	11.84%	12.01%	13.66%	11.92%	13.61%
Interest expense	(9.35)%	(7.94)%	(7.65)%	(8.63)%	(7.50)%
Depreciation on operating lease equipment	(1.69)%	(1.83)%	(1.69)%	(1.76)%	(1.61)%

Net finance revenue	0.80%	2.24%	4.32%	1.53%	4.50%

As a % of AEA by Segment:
Corporate Finance	3.06%	5.00%	7.39%	4.05%	7.58%
Transportation Finance	1.53%	1.99%	1.75%	1.76%	1.43%
Trade Finance	(3.25)%	(2.50)%	(5.89)%	(2.90)%	(4.06)%
Vendor Finance	5.27%	7.32%	8.79%	6.32%	9.43%
Commercial Segments	2.44%	3.73%	4.98%	3.09%	5.26%
Consumer	1.03%	0.88%	1.64%	0.96%	1.42%

Average earning assets are less than comparable balances in Average Balance Sheet tables displayed later in this document due to the exclusion of deposits with banks and other investments offset by the inclusion of credit balances of factoring clients.

Net finance revenue declined during the quarter due to lower earning assets and reduced benefit from FSA accretion. Average earning assets were down $0.7 billion from the prior quarter and $7.7 billion from the 2010 second quarter. FSA accretion related to net finance revenue declined $109 million sequentially and $433 million from the prior year quarter driven by lower assets and higher accretion on debt prepayments. As a percentage of average earning assets, net finance revenue was down from the prior quarter as the reduced benefit from FSA accretion in interest income and costs associated with liability restructuring more than offset the benefits from paying off high cost debt. When compared to the prior year quarter, the impact of FSA was partially offset by higher receipts related to a total return swap, which in turn caused a reduction in interest expense.

New business yields in Vendor Finance remain in low double-digits, though down from last quarter. Transportation Finance yields benefited from completion of certain aircraft redeployment, higher rail utilization and lower aircraft maintenance costs, partially offset by some pressure on equipment renewal rates, which were below the average rate for the portfolios. Corporate Finance lending yields were under

(2)	Net finance revenue and average earning assets are non-GAAP measures; see reconciliation of non-GAAP to GAAP financial information.

modest pressure. Segment portfolio margins are discussed in the individual segment performance commentaries.

Interest expense for the 2011 second quarter included prepayment fees of $50 million on the redemption of $2.5 billion of 7% Series A Second Lien Notes. This redemption included approximately $1.1 billion principal amount of remaining 2013 Series A Notes and $1.4 billion principal amount of the 2014 Series A Notes. The acceleration of FSA amortization on the 2013 and 2014 maturities added approximately $66 million and $47 million, respectively, to interest expense.

Interest expense for the 2011 first quarter included prepayment fees of $35 million on the redemption of $1.0 billion of the Series A Notes due in 2013 and the remaining $0.75 billion of 10.25% Series B Notes. The Series A and Series B Note prepayments also resulted in the acceleration of FSA amortization/(accretion) of $25 million and $(14) million, respectively, which resulted in a net increase of $11 million to interest expense.

Additional second lien prepayments will result in acceleration of FSA amortization of debt discount (if the prepayment is accounted for as a debt extinguishment) and prepayment fees on Series A Notes if they are redeemed before January 1, 2012.

In July, we redeemed $500 million of the $3 billion senior secured first lien term loan. The net impact of the acceleration of deferred debt costs and the favorable FSA amortization will increase third quarter interest expense by approximately $15 million.

In March 2011, we issued $2 billion of new secured Series C Notes, consisting of $1.3 billion of three year 5.25% fixed rate notes and $700 million of seven year 6.625% fixed rate notes.

Adjusted Net Finance Revenue as a % of AEA

Quarters Ended	June 30, 2011		March 31, 2011		June 30, 2010

Net finance revenue	$68.8	0.80%	$197.1	2.24%	$456.1	4.32%
FSA impact on net finance revenue	21.9	0.13%	(86.7)	(1.13)%	(411.1)	(3.95)%
Secured debt prepayment penalty fee	50.0	0.52%	35.0	0.35%	45.0	0.36%

Adjusted net finance revenue	$140.7	1.45%	$145.4	1.46%	$90.0	0.73%

Six Months Ended	June 30, 2011		June 30, 2010

Net finance revenue	$265.9	1.53%	$982.5	4.50%
FSA impact on net finance revenue	(64.8)	(0.51)%	(858.4)	(4.02)%
Secured debt prepayment penalty fee	85.0	0.43%	60.0	0.24%

Adjusted net finance revenue	$286.1	1.45%	$184.1	0.72%

Net Finance Margin excluding FSA and prepayment penalty impacts was basically flat with the first quarter at 1.45% of average earning assets. However, changes in the components included increased asset yields of approximately 15 basis points driven by Corporate Finance, which had an interest recovery on a prior charge-off, and Transportation Finance, which benefited from the redeployment of aircraft associated with a bankrupt carrier and increased rail utilization.

However, those benefits were offset by higher funding costs as second quarter interest expense included costs related to liability restructuring actions and reduced benefits from prepayments on the Total Return Swap. On a normalized basis, margin was consistent with the first quarter. The margin continues to be impacted by our changing business mix, in which cash, liquid investments and student loans continues to represent a significant portion of the overall balance sheet and the declining net returns on the total return swap. As we return to growth in each of our core segments and utilize the liquidity and the student loans run-off, the mix will shift and should benefit the margin. In addition, the ability to refinance the 7% Series

A debt to a more economical rate and continue to utilize the lower funding costs at CIT Bank should also be beneficial.

Net Operating Lease Revenue as a % of Average Operating Leases (AOL) (dollars in millions)

	Quarters Ended			Six Months Ended

	June 30, 2011	March 31, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Rental income on operating leases	15.17%	14.84%	15.23%	15.00%	15.39%
Depreciation on operating lease equipment	(5.28)%	(5.76)%	(6.49)%	(5.52)%	(6.40)%

Net operating lease revenue %	9.89%	9.08%	8.74%	9.48%	8.99%

Net operating lease revenue %, excluding FSA	6.42%	5.96%	5.54%	6.18%	5.75%

Net operating lease revenue	$272.4	$252.8	$239.8	$525.2	$492.9

Average Operating Lease Equipment (“AOL”)	$11,017.7	$11,139.5	$10,973.5	$11,084.1	$10,962.5

Net operating lease revenue(3) increased from the prior quarter, reflecting improvements in Transportation Finance. The 2011 second quarter benefited from improved equipment utilization and yields, however there was some pressure on renewal rates. Aerospace benefited from redeployment of aircraft and lower maintenance costs relating to non-recurring corrections of prior period items, while rail rentals improved and depreciation declined due to scrapping older cars. All commercial aircraft were leased at June 30, 2011. Rail fleet utilization, including commitments, increased to 96% from 95% at March 31, 2011 and 93% a year ago.

The 2011 results also benefit from lower depreciation, primarily in the Vendor Finance business, as a result of certain operating leases being recorded as available for sale. When a long-lived asset is classified as held for sale, depreciation expense is no longer recognized but the asset is evaluated for impairment with any such charge recorded in other income. As a result, net operating lease revenue includes rental income on operating leases, but not depreciation on operating lease equipment. Operating lease equipment in assets held for sale totaled $326 million at March 31, 2011 primarily reflecting the transfer of aerospace equipment at the end of that quarter, for which all depreciation had been recorded. The amount of depreciation not recognized on equipment in assets held for sale in the 2011 second quarter was approximately $11 million. At June 30, 2011 we had $427 million of equipment in assets held for sale, primarily reflecting aerospace equipment and assets relating to the previously announced Dell Europe platform sale.

Operating lease equipment in assets held for sale totaled $85 million as of December 31, 2010. The amount of depreciation related to these assets that would have been recorded in the first quarter, had they not been classified as held for sale, was approximately $13 million.

CREDIT METRICS

Management analyzes credit trends both before and after FSA in order to provide comparability with our longer-term credit trends (which included pre-emergence / historical accounting) and credit trends experienced by other market participants.

(3)	Net operating lease revenue is a non-GAAP measure, see reconciliation of non-GAAP to GAAP financial information.

Non-accrual loans were $1.1 billion at June 30, 2011, down 19% and 48%, respectively, from the prior quarter and the prior year quarter. All segments experienced declines in relation to prior periods, with the most notable improvements in Corporate Finance. New inflows into non-accrual declined approximately 45% and 65% from the prior quarter and the fourth quarter 2010, respectively.

Net charge-offs were $56 million, down from $141 million in the prior quarter and $106 million in the 2010 second quarter. The reduction from the prior quarter was driven primarily by a $77 million decline in Corporate Finance, as the prior quarter included significant charge-offs in the energy portfolio. In addition, the current quarter includes $33 million of recoveries of post-emergence charge-offs compared to $19 million and $7 million in the prior quarter and prior year quarter, respectively. The provision for credit losses was $85 million in the 2011 second quarter, down from $123 million last quarter and $247 million in the prior year quarter, largely reflecting the reduced net charge-offs. Net charge-offs and the provision for credit losses do not reflect $25 million, $32 million and $113 million of recoveries of pre-emergence charge-offs recorded in other income for the 2011 second and first quarters and the second quarter of 2010, respectively.

Management also evaluates credit performance using credit metrics that exclude the impact of FSA. On this basis, gross charge-offs were $97 million, down from $210 million in the prior quarter and $252 million in the prior year quarter. On the same basis, non-accrual loans of $1.4 billion decreased from $1.6 billion at March 31, 2011 and $3.0 billion at June 30, 2010.

As a result of adopting FSA, the allowance for loan losses at December 31, 2009 was eliminated and effectively recorded as discounts on loans as part of the fair value of finance receivables. A portion of the discount attributable to embedded credit losses in pre-emergence credit impaired loans was recorded as non-accretable discount and is utilized as such losses occur, primarily on impaired, non-accrual loans. Any incremental deterioration of loans in this group results in incremental provisions or charge-offs. Improvements or increases in forecasted cash flows in excess of the accretable discount reduce any allowance on the loan established after emergence from bankruptcy (if any) and cause a reclassification from non-accretable to accretable discount with a go-forward recognition as finance income over the remaining life of the account. Once such allowance (if any) has been reduced and the account is returned to accruing status, the non-accretable discount is reclassified to accretable discount and is recorded as finance income over the remaining life of the account. For performing pre-emergence loans, an allowance for loan losses is established to the extent the net carrying value (after FSA discount) is not deemed to be recoverable.

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

Qualitative adjustments largely related to instances where management believes that the Company’s current risk ratings in selected portfolios do not fully reflect the corresponding inherent risk. The qualitative adjustments did not exceed 10% of the total allowance at any of the presented periods. Management evaluates the adequacy of the reserves on an overall basis and in light of this assessment, may record additional qualitative components. The qualitative adjustments were recorded by class, primarily in Corporate Finance – Other at June 30, 2011 and December 31, 2010 and also Corporate Finance – SBL at December 31, 2010, and included in the allowance for loan losses.

See Risk Factors in our December 31, 2010 Form 10-K for additional discussion on allowance for loan losses.

The following table presents detail on our allowance for loan losses, including charge-offs and recoveries:

(dollars in millions)	Quarter Ended			Six Months Ended

	June 30, 2011	March 31, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Allowance balance – beginning of
period	$402.5	$416.2	$213.9	$416.2	$–

Provision for credit losses(1)	84.7	123.4	246.7	208.1	472.8
Change related to new accounting
guidance(2)	–	–	–	–	68.6
Changes relating to foreign currency
translation, other(1)	(7.5)	3.5	2.6	(4.0)	(0.7)

Net additions	77.2	126.9	249.3	204.1	540.7

Gross charge-offs(3)	(88.3)	(159.4)	(113.3)	(247.7)	(193.0)
Recoveries(4)	32.6	18.8	7.0	51.4	9.2

Net Charge-offs	(55.7)	(140.6)	(106.3)	(196.3)	(183.8)

Allowance – end of period	$424.0	$402.5	$356.9	$424.0	$356.9

Loans
Commercial Segments loans	$15,259.0	$15,837.8	$20,599.0
Consumer loans	7,025.7	7,898.9	8,789.6

Total loans	$22,284.7	$23,736.7	$29,388.6

Allowance
Commercial Segments	$424.0	$402.5	$356.9
Consumer	–	–	–

Total Allowance for credit losses	$424.0	$402.5	$356.9

(1) Includes amounts related to reserves on unfunded loan commitments, which are reflected in other liabilities.

(2) Reflects reserves associated with loans consolidated in accordance with 2010 adoption of accounting guidance on consolidation of variable interest entities.

(3) Gross charge-offs include $40 million that were charged directly to the specific allowance for loan losses for the June 30, 2011 quarter, of which $36 million related to Corporate Finance with the remainder primarily related to Trade Finance. Amounts for the six month period were $115 million, of which $106 million related to Corporate Finance and the remainder related to Trade Finance.

(4) Recoveries do not include $24.7 million, $31.7 million, and $113.1 million recorded in Other Income on amounts that were charged off prior to bankruptcy for the quarters ended June 30, 2011, March 31, 2011 and June 30, 2010, respectively and $56.4 million and $157.1 million for the six months ended June 30, 2011 and 2010, respectively.

In addition to amounts related to pre-emergence loans, the allowance and provision also include amounts related to finance receivables originated subsequent to emergence. The following table summarizes the components of the provision and allowance:

	Provision for Credit Losses

(dollars in millions)	Quarters Ended			Six Months Ended

	June 30, 2011	March 31, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Specific reserves – impaired loans	$(20.0)	$(28.4)	$27.8	$(48.4)	$56.2
Non-specific reserves	49.0	11.2	112.6	60.2	232.8
Charge-offs	55.7	140.6	106.3	196.3	183.8

Totals	$84.7	$123.4	$246.7	$208.1	$472.8

	Allowance for Loan Losses

(dollars in millions)	June 30, 2011	March 31, 2011	December 31, 2010

Specific reserves – impaired loans	$72.9	$92.9	$121.3
Non-specific reserves	351.1	309.6	294.9

Totals	$424.0	$402.5	$416.2

The allowance for loan losses increased $22 million from the prior quarter and $8 million from December 31, 2010, reflecting increases in non-specific, and decreases in specific reserves in both quarters. The increase in non-specific reserves during the quarter ended June 30, 2011 resulted from reserves on new volume exceeding reserve release on pre-FSA loan runoff, as reserve requirements on pre-emergence loans are supplemented by FSA discount. Non-specific provisioning during the current quarter also reflected increased loss estimates in a specific Canadian portfolio in Corporate Finance. The provision for credit losses for the quarter ended June 30, 2010 included reserves related to a liquidating consumer portfolio in Vendor Finance. As a percentage of finance receivables at June 30, 2011, the allowance was 1.9%, versus 1.7% in the prior two quarters.

Management also analyzes the amount of coverage on a pre-FSA basis by combining the non-accretable discount balance and the allowance for loan losses. On this basis, the second quarter ratio of total allowance and non-accretable FSA discount to pre-FSA loans was 2.3%, down from 2.6% in prior quarter and 3.0% at December 31, 2010. For the commercial segments, total reserves on this basis were 3.4%, 3.9% and 4.4% as of June 30, 2011, March 31, 2011 and December 31, 2010, respectively. The consumer segment has lower reserves because it consists primarily of U.S. Government guaranteed loans.

FSA discount and allowance balances by segment are presented in the following tables:

	Finance Receivables pre FSA	FSA – Accretable Discount	FSA – Non-accretable Discount(1)	Finance Receivables post FSA	Allowance for Credit Losses	Net Carrying Value

June 30, 2011
Corporate Finance	$7,883.0	$(360.5)	$(98.6)	$7,423.9	$(277.9)	$7,146.0
Transportation Finance	1,458.5	(101.0)	(1.2)	1,356.3	(29.1)	1,327.2
Trade Finance	2,538.4	–	–	2,538.4	(35.3)	2,503.1
Vendor Finance	4,047.7	(93.2)	(14.1)	3,940.4	(81.7)	3,858.7

Commercial Segments	15,927.6	(554.7)	(113.9)	15,259.0	(424.0)	14,835.0
Consumer	7,456.5	(423.2)	(7.6)	7,025.7	–	7,025.7

Total	$23,384.1	$(977.9)	$(121.5)	$22,284.7	$(424.0)	$21,860.7

March 31, 2011
Corporate Finance	$8,712.6	$(586.3)	$(230.2)	$7,896.1	$(263.8)	$7,632.3
Transportation Finance	1,405.0	(120.7)	(1.7)	1,282.6	(24.7)	1,257.9
Trade Finance	2,622.6	–	–	2,622.6	(29.6)	2,593.0
Vendor Finance	4,180.1	(120.2)	(23.4)	4,036.5	(84.4)	3,952.1

Commercial Segments	16,920.3	(827.2)	(255.3)	15,837.8	(402.5)	15,435.3
Consumer	8,383.3	(475.8)	(8.6)	7,898.9	–	7,898.9

Total	$25,303.6	$(1,303.0)	$(263.9)	$23,736.7	$(402.5)	23,334.2

December 31, 2010
Corporate Finance	$9,571.3	$(763.4)	$(325.7)	$8,482.2	$(303.7)	$8,178.5
Transportation Finance	1,536.8	(146.1)	(1.8)	1,388.9	(23.7)	1,365.2
Trade Finance	2,387.4	–	–	2,387.4	(29.9)	2,357.5
Vendor Finance	4,348.0	(147.3)	(34.6)	4,166.1	(58.9)	4,107.2

Commercial Segments	17,843.5	(1,056.8)	(362.1)	16,424.6	(416.2)	16,008.4
Consumer	8,584.6	(498.6)	(10.1)	8,075.9	–	8,075.9

Total	$26,428.1	$(1,555.4)	$(372.2)	$24,500.5	$(416.2)	$24,084.3

(1)	Non-accretable discount includes certain accretable discount amounts relating to non-accrual loans for which accretion has been suspended.

The following table presents charge-offs, by business segment. See Results by Business Segment for additional information.

	Quarters Ended						Six Months Ended

	June 30, 2011		March 31, 2011		June 30, 2010		June 30, 2011		June 30, 2010

Gross Charge-offs
Corporate Finance	$53.3	2.76%	$125.0	6.09%	$53.2	1.82%	$178.3	4.47%	$115.4	1.89%
Transportation
Finance	0.1	0.01%	0.7	0.22%	–	–	0.8	0.11%	–	–
Trade Finance	4.2	0.66%	6.2	1.05%	12.5	1.90%	10.4	0.85%	15.2	1.12%
Vendor Finance	29.5	2.96%	26.3	2.56%	38.2	2.38%	55.8	2.76%	48.5	1.36%

Commercial
Segments	87.1	2.23%	158.2	3.95%	103.9	1.85%	245.3	3.10%	179.1	1.50%
Consumer	1.2	0.06%	1.2	0.06%	9.4	0.42%	2.4	0.06%	13.9	0.30%

Total	88.3	1.52%	159.4	2.66%	113.3	1.44%	247.7	2.10%	193.0	1.17%

Recoveries
Corporate Finance	13.4	0.70%	8.0	0.39%	1.3	0.05%	21.4	0.54%	2.7	0.05%
Transportation
Finance	0.1	0.01%	–	–	–	–	0.1	0.01%	–	–
Trade Finance	6.3	0.98%	1.9	0.31%	0.1	0.01%	8.2	0.67%	0.1	0.01%
Vendor Finance	12.5	1.27%	8.6	0.83%	5.5	0.34%	21.1	1.05%	6.3	0.18%

Commercial
Segments	32.3	0.83%	18.5	0.46%	6.9	0.13%	50.8	0.64%	9.1	0.08%
Consumer	0.3	0.01%	0.3	0.01%	0.1	–	0.6	0.01%	0.1	–

Total	32.6	0.56%	18.8	0.32%	7.0	0.08%	51.4	0.44%	9.2	0.06%

Net Charge-offs
Corporate Finance	39.9	2.06%	117.0	5.70%	51.9	1.77%	156.9	3.93%	112.7	1.84%
Transportation
Finance	–	–	0.7	0.20%	–	–	0.7	0.10%	–	–
Trade Finance	(2.1)	(0.32)%	4.3	0.74%	12.4	1.89%	2.2	0.18%	15.1	1.11%
Vendor Finance	17.0	1.69%	17.7	1.73%	32.7	2.04%	34.7	1.71%	42.2	1.18%

Commercial
Segments	54.8	1.40%	139.7	3.49%	97.0	1.72%	194.5	2.46%	170.0	1.42%
Consumer	0.9	0.05%	0.9	0.05%	9.3	0.42%	1.8	0.05%	13.8	0.30%

Total	$55.7	0.96%	$140.6	2.34%	$106.3	1.36%	$196.3	1.66%	$183.8	1.11%

Supplemental Non-U.S. Commercial
Disclosure
Gross Charge-offs	$38.6		$25.2		$32.6		$63.8		$39.9
Recoveries	$9.0		$4.2		$4.0		$13.2		$4.5

Gross Charge-offs (pre-FSA) as a Percentage of Average Finance Receivables (dollars in millions)

	Quarters Ended						Six Months Ended

	June 30, 2011		March 31, 2011		June 30, 2010		June 30, 2011		June 30, 2010

Corporate Finance	$59.5	2.82%	$167.7	7.31%	$164.2	4.75%	$227.2	5.16%	$300.1	4.17%
Transportation
Finance	0.1	0.01%	0.7	0.20%	–	–	0.8	0.11%	–	–
Trade Finance	4.2	0.66%	6.2	1.05%	12.5	1.90%	10.4	0.85%	17.2	1.26%
Vendor Finance	30.2	2.93%	32.4	3.04%	55.1	3.19%	62.6	2.98%	123.0	3.20%

Commercial
Segments	94.0	2.27%	207.0	4.79%	231.8	3.66%	301.0	3.55%	440.3	3.28%
Consumer	3.4	0.17%	3.3	0.16%	19.8	0.79%	6.7	0.16%	48.4	0.94%

Total	$97.4	1.58%	$210.3	3.27%	$251.6	2.85%	$307.7	2.44%	$488.7	2.63%

Corporate Finance gross charge-offs in the current quarter included write-offs in a specific Canadian portfolio, while prior quarter charge-offs were concentrated in the energy sector. Transportation Finance had a minimal level of charge-offs in all periods presented, as the majority of assets in this segment are operating leases. Trade Finance reported a net recovery for the quarter, primarily reflecting the work out of two large accounts. Vendor Finance net charge-offs were essentially unchanged from last quarter, following the policy refinement in the fourth quarter which accelerated delinquency-based charge-offs to 150 days from the previous 180 days. The Vendor Finance prior year quarter charge-offs were driven by smaller loan balances. Consumer charge-offs were down from prior periods, due to reduced charge-offs in the private student loan portfolio, as charge-offs were virtually fully-absorbed by FSA discount through the sale of the portfolio in the 2010 fourth quarter. As a result, the Consumer portfolio consists primarily of student loans that are 97%-98% guaranteed by the U.S. government, thereby mitigating our ultimate credit risk.

The tables below present information on non-performing loans, which includes assets held for sale for each period:

Non-accrual and Past Due Loans (dollars in millions)

	June 30, 2011	March 31, 2011	December 31, 2010

Non-accrual loans
U.S.	$870.1	$1,068.0	$1,336.1
Foreign	190.9	237.1	279.2

Commercial Segments	1,061.0	1,305.1	1,615.3
Consumer	0.8	0.9	0.7

Non-accrual loans	$1,061.8	$1,306.0	$1,616.0

Troubled Debt Restructurings
U.S.	$317.1	$367.2	$412.4
Foreign	37.0	36.8	49.3

Restructured loans	$354.1	$404.0	$461.7

Accruing loans past due 90 days or more
Government guaranteed accruing student loans
past due 90 days or more	$399.0	$449.2	$433.6
Other accruing loans past due 90 days or more	5.6	4.5	1.7

Total accruing loans past due 90 days or
more	$404.6	$453.7	$435.3

Non-accrual loans (post-FSA) as a Percentage of Finance Receivables (dollars in millions)

	Held for Investment		Held for Sale
				Total

June 30, 2011
Corporate Finance	$512.3	6.90%	$292.1	$804.4	10.84%
Transportation Finance	56.0	4.13%	–	56.0	4.13%
Trade Finance	73.4	2.89%	–	73.4	2.89%
Vendor Finance	95.0	2.41%	32.2	127.2	3.23%

Commercial Segments	736.7	4.83%	324.3	1,061.0	6.95%
Consumer	0.2	–	0.6	0.8	0.01%

Total	736.9	3.31%	324.9	1,061.8	4.76%

March 31, 2011
Corporate Finance	$872.2	11.05%	$131.9	$1,004.1	12.72%
Transportation Finance	62.1	4.84%	–	62.1	4.84%
Trade Finance	98.0	3.74%	–	98.0	3.74%
Vendor Finance	107.9	2.67%	33.0	140.9	3.49%

Commercial Segments	1,140.2	7.20%	164.9	1,305.1	8.24%
Consumer	0.9	0.01%	–	0.9	0.01%

Total	$1,141.1	4.81%	$164.9	$1,306.0	5.50%

December 31, 2010
Corporate Finance	$1,183.7	13.95%	$56.1	$1,239.8	14.62%
Transportation Finance	63.2	4.55%	–	63.2	4.55%
Trade Finance	164.4	6.89%	–	164.4	6.89%
Vendor Finance	120.6	2.89%	27.3	147.9	3.55%

Commercial Segments	1,531.9	9.33%	83.4	1,615.3	9.84%
Consumer	0.4	0.01%	0.3	0.7	0.01%

Total	$1,532.3	6.25%	$83.7	$1,616.0	6.60%

Non-accrual Loans(1) (pre-FSA) as a Percentage of Finance Receivables (dollars in millions)

	June 30, 2011		March 31, 2011		December 31, 2010

Corporate Finance	$1,072.4	13.60%	$1,282.3	14.72%	$1,604.0	16.76%
Transportation Finance	63.5	4.36%	70.2	5.00%	71.3	4.64%
Trade Finance	73.4	2.89%	98.0	3.74%	164.4	6.89%
Vendor Finance	164.7	4.07%	185.8	4.44%	174.9	4.02%

Commercial Segments	1,374.0	8.63%	1,636.3	9.67%	2,014.6	11.29%
Consumer	1.0	0.01%	0.9	0.01%	1.0	0.01%

Total	$1,375.0	5.88%	$1,637.2	6.47%	$2,015.6	7.63%

(1)	Reflects balances before fresh start accounting for non-accrual balances in Held for Investment and carrying value of balances in Held for Sale.

See Non-GAAP Financial Measurements for reconciliation to GAAP measurement.

Non-accrual loans, on both a post- and pre-FSA basis, declined in amount and as a percentage of finance receivables from the prior quarter and the prior year quarter, reflecting continued workouts and asset sales. All segments experienced declines in relation to prior periods with the most notable improvements in Corporate Finance. Approximately 80% of our non-accrual accounts were paying currently at June 30, 2011, and our impaired loan carrying value (including FSA discount, specific reserves and charge-offs) to estimated outstanding contractual balances approximated 46%. For this purpose, impaired loans are comprised of non-accrual loans over $500,000 and TDR’s.

Foregone Interest on Non-accrual Loans and Troubled Debt Restructurings (dollars in millions)

	Six months ended June 30, 2011
	U.S.	Foreign	Total

Interest revenue that would have earned at original terms	$107.4	$15.6	$123.0
Interest recorded	6.8	3.0	9.8

Foregone interest revenue	$100.6	$12.6	$113.2

The Company periodically modifies the terms of loans / finance receivables in response to borrowers’ difficulties. Modifications that include a financial concession to the borrower, which otherwise would not have been considered, are accounted for as Troubled Debt Restructurings (“TDR”).

For those accounts that were modified but were not considered to be TDRs, it was determined that either the borrower was not in financial difficulty or for those modifications where the borrower was in financial difficulty no concessions had been granted by CIT to the borrower. CIT uses a consistent methodology across all loans to determine if a modification is with a borrower that has been determined to be in financial difficulty and was granted a concession. Specifically, our policies on TDR identification include the following examples of indicators used to determine whether the borrower is in financial difficulty:

  Borrower is in default

  Borrower has declared bankruptcy

  Growing doubt about the borrower’s ability to continue as a going concern

  Borrower has insufficient cash flow to service debt

  Borrower is de-listing securities

  Borrower’s inability to obtain funds from other sources

  Breach of financial covenants by the borrower

If the borrower is determined to be in financial difficulty, then CIT utilizes the following criteria to determine whether a concession has been granted to the borrower:

  Assets used to satisfy debt are less than CIT’s recorded investment in the receivable

  Modification of terms – interest rate changed to below market rate

  Maturity date extension at an interest rate less than market rate

  Capitalization of interest

  Increase in interest reserves

  Conversion of credit to Payment-In-Kind (PIK)

  Delaying principal and/or interest for a period of three months or more

  Partial forgiveness of the balance or charge-off

Modified loans that are classified as TDRs are individually evaluated and measured for impairment. Modified loans that do not meet the definition of a TDR are subject to our standard impaired loan policy, namely that non-accrual loans in excess of $500,000 are individually reviewed for impairment, while non-accrual loans less than $500,000 are considered as part of homogenous pools and are included in the non-specific allowance.

Borrower compliance with the modified terms is the primary measurement that we use to determine the success of these programs.

The discussion and tables that follow reflect loan carrying values as of June 30, 2011 of accounts that have been modified. These balances are further detailed in the following table.

Trouble Debt Restructurings and Modifications (dollars in millions)

	June 30, 2011			December 31, 2010

	Excluding FSA	Including FSA	% Compliant	Excluding FSA	Including FSA	% Compliant

Trouble Debt Restructurings
Deferral of interest	$362.9	$282.0	78%	$345.8	$247.9	86%
and/or principal
Debt forgiveness/interest	34.3	19.5	72%	75.2	52.8	96%
rate reductions
Debt exchange	10.2	7.3	36%	27.8	22.9	20%
Covenant relief and other	52.8	45.3	93%	161.0	138.1	61%

	$460.2	$354.1	79%	$609.8	$461.7	76%

Percent non accrual	94%	92%		95%	95%

	June 30, 2011			December 31, 2010(2)

Modifications(1)	Excluding FSA	% Compliant		Excluding FSA	% Compliant

Interest rate increase/	$47.2	100%		$171.0	100%
additional collateral
Extended maturity	273.9	100%		93.0	100%
Covenant relief	172.6	100%		61.4	100%
Principal deferment	3.7	96%		19.1	98%
Debt exchange	–	–		14.2	100%
Forbearance agreement	12.2	100%		25.9	0%
Other	43.4	98%		30.9	100%

	$553.0	100%		$415.5	94%

Percent non accrual	12%			37%

(1)	Table depicts the predominant element of modification which may contain several of the characteristics listed.

(2)	The 2010 balances were conformed to the current presentation.

OTHER INCOME

Total Other Income includes Rental Income on Operating Leases and Other. Rental income on operating leases increased from the prior quarter reflecting improvements in the aircraft and rail transportation portfolios. See “Net Finance Revenues” and “Financing and Leasing Assets – Results by Business Segment” and “Concentrations – Operating Leases” for additional information.

Other income decreased from the prior quarter and was impacted by mark-to-market valuations on non-qualifying hedge derivatives, as well as a lower level of recoveries on receivables charged-off prior to adoption of FSA. Prior year quarter benefited from $113.1 million of recoveries on pre-FSA charge-offs. The following table presents the “Other” components.

Other Income (dollars in millions)

	Quarters Ended			Six Months Ended

	June 30, 2011	March 31, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Gains on loan and portfolio sales	$89.8	$73.9	$75.1	$163.7	$112.1
Fees and other revenue	40.0	27.2	29.5	67.2	68.8
Counterparty receivable accretion	32.9	31.8	23.9	64.7	59.7
Factoring commissions	30.9	33.8	34.9	64.7	71.1
Recoveries of pre-FSA charge-offs	24.7	31.7	113.1	56.4	157.1
Net gains on sales of leasing equipment	19.7	40.0	54.2	59.7	82.1
Net gains on investment sales	11.0	16.9	4.1	27.9	7.4
Gain (loss) on non-qualifying hedge
derivatives and foreign currency exchange	(9.1)	22.9	3.7	13.8	(69.4)

Total	$239.9	$278.2	$338.5	$518.1	$488.9

Gains on loan and portfolio sales reflect amounts received in excess of current net asset carrying values. During the quarter, we continued to opportunistically sell loans, including non-accrual loans. Loans sold during the 2011 second quarter totaled $454 million, consisting of $280 million in Vendor Finance, $157 million in Corporate Finance and $17 million in Transportation Finance. Loans sold last quarter totaled $547 million, while 2010 second quarter loans sales were $1,584 million. Gain as a percentage of loans sold in the 2011 second quarter benefited from sales of Corporate Finance nonaccrual loans that were in held for sale.

Fees and other revenue are comprised of asset management, agent and advisory fees, and servicing fees, as well as income from joint ventures. The current quarter includes a non-recurring benefit of $11 million related to a change in the aircraft order book and corresponding acceleration of FSA.

Counterparty receivable accretion primarily relates to the accretion of a fair value mark on the receivable from GSI related to a secured borrowing facility. See Note 5 — Long-term Borrowings.

Factoring commissions declined, primarily due to lower surcharges reflecting the gradual improvement in the retail credit environment.

Recoveries of pre-FSA charge-offs reflects repayments or other workout resolutions on loans charged off prior to emergence from bankruptcy. These recoveries are recorded as other income, not as a reduction to the provision for loan losses.

Net gains on sales of leasing equipment resulted from sales volume of $224 million in the 2011 second quarter versus $196 million last quarter and $193 million in the 2010 second quarter. Equipment sales for the 2011 second quarter consisted of $153 million in Vendor Finance assets, $38 million in Corporate Finance assets and $33 million in Transportation Finance assets. Gains as a percentage of equipment sold were less than prior quarter due to a decrease in Vendor Finance equipment sale gain percentage.

Net gains on investment sales for the 2011 first and second quarter reflect sales of equity investments, primarily in Corporate Finance.

Gains and losses on non-qualifying derivatives and foreign currency exchange largely are driven by transactional exposures and economic hedges that do not qualify for hedge accounting, and losses on interest rate swaps that arose from the bankruptcy, when most of our derivative transactions were terminated. The second quarter 2011 net losses of $9 million reflect $35 million of losses on non-qualifying hedges and qualifying cash flow hedges, partially offset by favorable currency movements.

EXPENSES

Depreciation on operating leases is recognized on owned equipment over the lease term or projected economic life of the asset. Depreciation expense totaled $145.5 million for the quarter, down from $160.5 million for last quarter and $178.1 million for the 2010 second quarter. FSA adjustments reduced second quarter 2011 depreciation expense by $64 million, a slight change from $61 million in the prior quarter. 2011 depreciation reflects the suspension of depreciation on equipment once it is transferred to held for sale and a decline due to scrapping older railcars, as described further in “Net Finance Revenues”. See also “Financing and Leasing Assets – Results by Business Segment” and “Concentrations – Operating Leases” for additional information.

Operating expenses increased on non-recurring servicing expenses in Vendor Finance and higher litigation-related costs.

Operating Expenses (dollars in millions)

	Quarters Ended			Six Months Ended

	June 30, 2011	March 31, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Salaries and general operating expenses:
Compensation and benefits	$123.7	$116.6	$179.3	$240.3	$319.6
Professional fees	35.3	29.6	25.6	64.9	55.3
Technology	18.1	18.7	18.2	36.8	37.4
Occupancy expense	9.7	10.1	11.3	19.8	26.2
Provision for severance and facilities
exiting activities	0.9	6.6	2.6	7.5	14.5
Other expenses	58.1	34.8	40.8	92.9	86.5

Total operating expenses	$245.8	$216.4	$277.8	$462.2	$539.5

Headcount	3,480	3,693	4,006

  Compensation and benefits reflect higher incentive compensation expense as the 2011 first quarter included a reduction in the accrual as a result of the finalization of the 2010 incentive compensation payments. Compensation and benefits decreased from prior year as 2010 included retention related costs and higher employee headcount.

  Professional fees reflect legal and other professional fees such as tax, audit, and consulting services and increased in the second quarter due to higher litigation-related costs.

  Provision for severance and facilities exiting activities expense was less than $1 million in the second quarter. The first quarter 2011 primarily reflects the outsourcing of the student loan portfolio, which reduced headcount.

  Other expenses in the second quarter were impacted by higher servicing costs in our Vendor Finance business, of which approximately $7 million was a correction of prior periods.

INCOME TAXES

Income Tax Data (dollars in millions)

	Quarters Ended			Six Months Ended

	June 30, 2011	March 31, 2011	June 30, 2010(1)	June 30, 2011	June 30, 2010

Provision for income
taxes	$24.7	$49.1	$62.9	$73.8	$102.5
Discrete Items	2.2	16.6	25.3	18.8	29.1

Provision for income
taxes	$26.9	$65.7	$88.2	$92.6	$131.6

Effective tax rate –
excluding
discrete items	(113.1)%	36.2%	23.3%	64.9%	22.3%
Effective tax rate	(123.2)%	48.5%	32.7%	81.5%	28.7%

CIT’s tax provision of $26.9 million for the second quarter decreased compared to a tax provision of $88.2 million in the prior year quarter primarily as a result of lower international earnings and a decrease in discrete items.

CIT’s tax provision of $92.6 million for the six months ended June 30, 2011 decreased compared to a tax provision of $131.6 million in the prior year six months primarily as a result of lower international earnings. For the year to date tax provision, the Company recorded income tax expense on the earnings of certain international operations and no income tax benefit on its domestic losses. A tax benefit was not recognized on the domestic losses because management has concluded that it does not currently meet the criteria to recognize these tax benefits considering its recent history of domestic losses. The year end 2011 effective tax rate may vary from the current rate primarily due to changes in the mix of domestic and international earnings.

The tax provision for the second quarter and six months ended 2011 included $2.2 million and $18.8 million, respectively, of discrete tax expense items. Included in the discrete items for the second quarter and year to date was approximately $0.8 million and $9.8 million, primarily related to a net increase in liabilities for uncertain tax positions and incremental valuation allowances on certain foreign losses. The Company anticipates that it is reasonably possible that the total unrecognized tax benefits will decrease due to the settlement of audits and the expiration of statutes of limitation prior to June 30, 2012 in the range of $0-$10 million. The tax provisions for the quarter and six months ended June 30, 2010 included $25.3 million and $29.1 million, respectively, of tax expense related to valuation allowance recorded against international deferred tax assets and changes in liabilities for uncertain tax positions.

The tax provision for the year to date also reflects $9 million of discrete tax expense items primarily associated with the correction of certain foreign tax expense calculations relating to prior periods. Management has concluded that the adjustments were not individually or in the aggregate material to the consolidated financial statements, as of and for the period ended June 30, 2011, or to any of the preceding periods as reported.

As of December 31, 2010, CIT had cumulative U.S. Federal net operating loss carry-forwards (NOL’s) of $4.0 billion. Excluding FSA adjustments, which are not included in the calculation of U.S. Federal taxable income, the Company generated a domestic pretax loss of $288 million in the second quarter ($701 million year to date) which, excluding certain other book-to-tax adjustments, will increase the post-emergence NOLs. Pursuant to Section 382 of the Internal Revenue Code, the Company is generally subject to a $230 million annual limitation on the use of its $1.9 billion of pre-emergence NOLs. NOLs arising in post-emergence years are not subject to this limitation.

See “Funding, Liquidity and Capital” (Tax Implications on Cash in Foreign Subsidiaries) for a discussion pertaining to unremitted earnings in foreign subsidiaries.

See also Note 10 — Income Taxes for additional information.

RESULTS BY BUSINESS SEGMENT

We refined our expense and capital allocation methodologies during the first quarter of 2011. For 2011, Corporate and other includes certain costs that had been previously allocated to the segments, including prepayment penalty fees on high-cost debt payments and certain corporate liquidity costs. In addition, we refined the capital and interest allocation methodologies for the segments. These changes had the most impact on Transportation Finance given the capital requirements for their forward-purchase commitments and reduced the interest expense charged to this segment. The refinement was not significant to the other segments. The 2010 balances are reflected as originally reported and are not conformed to the 2011 presentation.

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

Corporate Finance (including Small Business Lending, SBL) offers senior secured loans, including revolving lines of credit secured by accounts receivables and inventories; cash flow loans based on operating cash flow and enterprise valuation; and government guaranteed loans (such as Small Business Administration (SBA) loans). Risks associated with secured financings relate to the ability of the borrower to repay its loan and the value of the collateral underlying the loan should the borrower default on its payments. In our SBL business, the collateral consists in some instances of real estate. Risks associated with cash flow loans relate to the collectability of the loan should there be a decline in the credit worthiness of the client. SBA loans are also subject to repurchase agreements, for instance in circumstances where there are issues related to original loan underwriting.

	Quarters Ended			Six Months Ended

(dollars in millions)	June 30, 2011	March 31, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Earnings Summary
Interest income	$270.9	$298.7	$494.7	$569.6	$1,042.7
Interest expense	(212.0)	(196.8)	(276.0)	(408.8)	(574.8)
Provision for credit losses	(61.3)	(74.5)	(95.2)	(135.8)	(229.1)
Rental income on operating
leases	5.5	6.5	7.3	12.0	16.1
Other income, excluding rental
income	118.2	163.8	206.4	282.0	309.0
Depreciation on operating lease
equipment	(3.0)	(2.9)	(5.1)	(5.9)	(8.7)
Other expenses, excluding
depreciation	(66.9)	(58.8)	(90.3)	(125.7)	(170.2)

Income before provision for
income taxes	$51.4	$136.0	$241.8	$187.4	$385.0

Select Average Balances
Average finance receivables
(AFR)	$7,736.2	$8,205.5	$11,734.5	$7,981.5	$12,224.9
Average operating leases (AOL)	$65.5	$78.5	$118.5	$71.9	$127.4
Average earning assets (AEA)	$8,012.4	$8,440.3	$11,961.7	$8,238.7	$12,538.9
Statistical Data
Net finance revenue (interest
and rental income, net of interest
and depreciation expense) as a
% of AEA	3.06%	5.00%	7.39%	4.05%	7.58%
Funded new business volume	$732.9	$470.7	$245.0	$1,203.6	$390.5

Corporate Finance new committed loan volume rose 29% from the first quarter to over $1 billion, and new funded volume was $733 million, up 56%. Both figures were also significantly above prior year second quarter amounts. CIT Bank originated approximately 80% of the U.S. funded volume.

  Corporate Finance pre-tax earnings were $51 million, down from $136 million in the 2011 first quarter and $242 million in the prior year quarter, primarily due to lower FSA accretion. The sequential quarter decline also reflects lower gains on asset sales and lower recoveries on loans charged-off prior to the adoption of FSA, partially offset by a lower provision for credit losses.

  Net finance revenue was $61 million, down from $105 million and $221 million in the first quarter of 2011 and second quarter of 2010, as a result of lower FSA accretion and financing and leasing asset levels. FSA accretion increased net finance revenue by $9 million for the quarter, $59 million in the prior quarter and $270 million in the 2010 second quarter.
  The reduced FSA accretion reflects primarily lower prepayments of loans and the acceleration of FSA associated with debt repayments.

  Other income continues to be driven by gains on asset sales ($62 million), FSA accretion from the Goldman facility ($25 million) and recoveries on loans charged-off prior to the adoption of FSA ($10 million). Other income declined from the prior quarter and 2010 second quarter on lower recoveries of pre-FSA charge-offs and gains on asset sales.

  Non-accrual loans declined 20% during the quarter to $0.8 billion from $1.0 billion at March 31, 2011 on sales, payments and charge-offs. Net charge-offs were $40 million, a $77 million decrease from the prior quarter which had included charge-offs concentrated in the energy section.

  Financing and leasing assets decreased $0.3 billion which was less than last quarter’s $0.6 billion decline and was largely attributable to prepayments, as current period volume nearly kept pace with portfolio collections. Asset sales slowed and continued to include a high proportion of non- accrual loans.

Transportation Finance

Transportation Finance leases primarily commercial aircraft to airlines globally and rail equipment to North American operators, and provides other financing to these customers as well as those in the defense sector. Revenue is generated from rents collected on leased assets, and to a lesser extent from interest on loans, fees, and gains from assets sold.

Transportation Finance offers asset-backed and cash flow lending products to its customers for the purchase of aerospace and rail equipment. The risk associated with loans relates to the ability of the borrower to repay its loan and the collectability of the value of the collateral underlying the loan should the borrower default on its payments. For operating leases and finance leases the risk relates to the accuracy of the estimated residual value of the leased equipment, the ability of the customer to make the lease payments when due, and the on-going asset value. Risks associated with cash flow loans relate to the collectability of the loans should there be a decline in the credit worthiness of the client.

	Quarters Ended			Six Months Ended

(dollars in millions)	June 30, 2011	March 31, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Earnings Summary
Interest income	$44.5	$42.5	$57.8	$87.0	$121.5
Interest expense	(250.8)	(210.5)	(234.3)	(461.3)	(492.6)
Provision for credit losses	(4.7)	(1.8)	(3.0)	(6.5)	(4.3)
Rental income on operating leases	339.5	324.7	315.0	664.2	621.8
Other income, excluding rental
income	33.0	24.3	18.2	57.3	40.4
Depreciation on operating lease
equipment	(86.7)	(96.7)	(85.9)	(183.4)	(164.5)
Other expenses, excluding
depreciation	(37.4)	(39.8)	(45.5)	(77.2)	(85.1)

Income before provision for income
taxes	$37.4	$42.7	$22.3	$80.1	$37.2

Select Average Balances
Average finance receivables	$1,346.3	$1,352.2	$1,747.6	$1,358.8	$1,791.3
Average operating leases	$10,574.2	$10,634.4	$10,271.8	$10,612.7	$10,220.9
Average earning assets	$12,171.5	$12,053.7	$12,020.1	$12,115.8	$12,012.8
Statistical Data
Net finance revenue as a % of AEA	1.53%	1.99%	1.75%	1.76%	1.44%
Operating lease margin as a % of
AOL	9.56%	8.58%	8.92%	9.06%	8.95%
Funded new business volume	$398.8	$317.9	$255.5	$716.7	$481.2

Key drivers impacting revenue are utilization and lease renewal rates. All commercial aircraft were leased at June 30, 2011. Aerospace benefited from the redeployment of several aircraft this quarter. Rail fleet utilization, including commitments, increased to 96% from 95% in the prior quarter.

In June, the Aerospace unit signed a Memorandum of Understanding with Airbus for 50 A320neo Family aircraft. Deliveries are scheduled to begin in 2016. During the quarter, $150 million of secured aircraft financing was funded through a newly established facility guaranteed by the Export-Import Bank of the United States.

  Transportation Finance pre-tax earnings were $37 million, down from $43 million in the prior quarter and improved from $22 million for the prior year quarter. The sequential decline reflects accelerated FSA discount amortization on debt repayments that was charged to interest expense and lower gains on assets sales, partially offset by higher rental income and a $19 million non-

  recurring benefit, largely related to a change in the aircraft order book ($11 million) and an $8 million benefit associated with the correction of certain prior period amounts. Comparisons to last year reflect lower interest expense due to changes in segment allocations instituted in 2011 (see Corporate and Other). On a comparable basis, pre-tax earnings would have been $67 million in the prior year quarter and $140 million for the six months ended June 30, 2010.

  Net finance revenue was $47 million; down from $60 million in the prior quarter impacted by higher interest expense, partially offset by improved net lease yields. FSA accretion decreased net finance revenue by $18 million for the quarter due to higher interest expense related to debt prepayments, and increased net finance revenue by $13 million last quarter and $42 million in the 2010 second quarter. Net lease yields in Aerospace benefited from aircraft redeployment and lower maintenance costs and Rail benefited from increased utilization.

  Other income increased from the prior quarter primarily due to $14 million of non-recurring benefits, $11 million related to a change in the aircraft order book and corresponding acceleration of FSA.

  Volume reflected deliveries of commercial aircraft and approximately 200 railcars from the first quarter railcar purchase commitment as well as new loans originated by CIT Bank. See Note 11 — Commitments.

  Net charge-offs were minimal for each period and non-accrual loans decreased $6 million from the prior quarter to $56 million.

  Financing and leasing assets increased $0.1 billion from the prior quarter and $0.2 billion from year-end as new equipment purchases (principally aircraft) and loans originated by CIT Bank exceeded depreciation and equipment sales. Assets held for sale includes 7 aircraft transferred to held-for-sale in the first quarter.

  In the second quarter, we placed 4 new aircraft and have lease commitments for all aircraft to be delivered during the next 12 months. The Company’s rail business entered into a commitment to purchase 3,500 railcars in the first quarter of 2011 and entered into a commitment to purchase 2,250 railcars in the second quarter of 2011. Pursuant to these contractual commitments, approximately 5,550 railcars remain to be purchased with deliveries scheduled periodically in 2011 and 2012. All of the railcars scheduled to be delivered in 2011 have lease commitments. On July 26, 2011, CIT announced orders for 5,000 railcars (which includes the second quarter commitment of 2,250 railcars and an incremental 2,750 railcars) from multiple manufacturers for which deliveries are scheduled throughout 2012. The orders include the exercise of an option for an additional 1,750 railcars received when the Company ordered 3,500 railcars earlier this year.

Trade Finance

Trade Finance provides factoring, receivable management products, and secured financing to businesses (our clients) that operate in several industries, including apparel, textile, furniture, home furnishings and consumer electronics. Factoring entails the factor’s assumption of credit risk with respect to trade accounts receivable arising from the sale of goods by our clients to their customers (generally retailers), which have been factored or sold to the factor. Although primarily U.S.-based, Trade Finance also conducts international business in Asia, Latin America and Europe. Revenue is principally generated from commissions earned on factoring and related activities, interest on loans and other fees for services rendered.

The services mentioned above that are provided by Trade Finance entail two dimensions of risk, customer and client. Customer risk relates to the financial inability of a customer to pay on undisputed trade accounts receivable due from such customer to the factor. Client risk relates to a decline in the credit worthiness of a borrowing client, their consequent inability to repay their loan to Trade Finance and the possible insufficiency of the underlying collateral (including the aforementioned customer accounts receivable) to cover any loan repayment shortfall.

	Quarters Ended			Six Months Ended

(dollars in millions)	June 30, 2011	March 31, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Earnings Summary
Interest income	$17.9	$17.1	$24.4	$35.0	$54.9
Interest expense	(29.5)	(25.7)	(49.5)	(55.2)	(91.1)
Provision for credit losses	(4.0)	(3.3)	(12.3)	(7.3)	(46.2)
Other income, commissions	30.9	33.8	34.9	64.7	71.1
Other income, excluding
commissions	11.9	3.3	16.5	15.2	29.5
Other expenses	(26.4)	(27.8)	(33.0)	(54.2)	(65.0)

Income (loss) before provision
(benefit) for income taxes	$0.8	$(2.6)	$(19.0)	$(1.8)	$(46.8)

Select Average Balances
Average finance receivables	$2,577.9	$2,356.0	$2,637.2	$2,444.8	$2,714.0
Average earning assets(1)	$1,421.9	$1,378.6	$1,701.1	$1,395.1	$1,777.9
Statistical Data
Net finance revenue as a % of AEA	(3.25)%	(2.50)%	(5.90)%	(2.90)%	(4.07)%
Factoring volume	$6,142.2	$6,130.7	$6,307.3	$12,272.9	$12,685.4

(1)	AEA is lower than AFR as it is reduced by the average credit balances for factoring clients.

During the quarter, Trade Finance continued to focus on signing traditional factoring business in core markets, pursuing clients lost during 2009 and early 2010 and serving its client base. Trade Finance continues to experience a general upward trend in new business signings and stability in its client base.

  Trade Finance pre-tax income was $1 million for the quarter, compared to pre-tax losses of $3 million in the prior quarter and $19 million for the prior year quarter. The improvement from last quarter’s results reflected higher recoveries on both pre- and post-emergence charge-offs, partially offset by increased non-specific reserves and lower commissions. The six months ended June 30, 2010 results were significantly impacted by 2010 first quarter replenishment of non- specific reserves eliminated under FSA.

  Net finance revenue declined by $3 million from the prior quarter as it was impacted by $4 million in higher FSA interest expense as a result of debt prepayments. Interest income declined from the prior year on lower AEA and the fourth quarter 2010 completion of FSA interest income accretion in this segment.

  Factoring volume was $6.1 billion, unchanged from the first quarter and down from $6.3 billion for the 2010 second quarter, due to the wind-down of Trade Finance’s European factoring operation. Excluding the European operation, factored volume was up approximately 4% from the 2010 second quarter.

  Factoring commissions for the second quarter of 2011 were down from the first quarter of 2011 and the second quarter of 2010 on lower surcharges reflecting a gradual improvement in the retail credit environment.

  Other income for the quarter increased from the prior quarter primarily on higher recoveries on accounts charged off pre-FSA, and decreased from prior year quarter on lower recoveries.

  Non-accrual balances declined 25% from March 31, 2011. Charge-offs declined $6 million from the prior quarter primarily due to two large recoveries and the allowance for loan losses increased primarily due to credit downgrades on a few client accounts.

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

Vendor Finance (both U.S. and International) offers asset-backed loans and finance leases to the customers of its vendor relationships and other customers primarily for the purchase of equipment. For loans, the risk relates to the ability of the borrower to repay its loan and the value of the collateral underlying the loans should the borrower default on its payments, and for operating leases and finance leases the risk relates to estimated residual value, the ability of the customer to make the lease payments when due, and the on-going asset value.

	Quarters Ended			Six Months Ended

(dollars in millions)	June 30, 2011	March 31, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Earnings Summary
Interest income	$195.1	$208.3	$345.2	$403.4	$707.2
Interest expense	(145.5)	(133.0)	(190.4)	(278.5)	(358.3)
Provision for credit losses	(13.8)	(42.9)	(111.9)	(56.7)	(164.4)
Rental income on operating leases	72.9	82.1	96.1	155.0	206.9
Other income, excluding rental
income	50.8	31.6	33.2	82.4	72.0
Depreciation on operating lease
equipment	(55.8)	(60.9)	(87.4)	(116.7)	(178.1)
Other expenses, excluding
depreciation	(82.1)	(71.7)	(86.3)	(153.8)	(173.2)

Income (loss) before provision
(benefit) for income taxes	$21.6	$13.5	$(1.5)	$35.1	$112.1

Select Average Balances
Average finance receivables	$3,999.8	$4,101.5	$6,416.9	$4,052.7	$7,143.3
Average operating leases	$378.0	$426.5	$583.2	$399.5	$614.2
Average earning assets	$5,062.5	$5,271.7	$7,438.5	$5,162.9	$8,008.0
Statistical Data
Net finance revenue as a % of AEA	5.27%	7.32%	8.79%	6.32%	9.43%
Operating lease margin as a % of
AOL	18.10%	19.88%	5.97%	19.17%	9.38%
Funded new business volume	$592.7	$538.8	$532.5	$1,131.5	$1,064.7

During the quarter, Vendor Finance increased business with existing relationships and added new vendor partners. New business volumes were up from both the second quarter 2010 and the last quarter, and continue to be originated at low double-digit yields. We continued to utilize local sources to fund the international business, including expanding deposits in our Brazilian bank.

In the second quarter 2011, we closed the sale of Dell Financial Services Canada Ltd. (“DFS Canada”) to Dell which included financing and leasing assets of approximately $360 million and approximately 60 employees. In a separate transaction, Dell also intends to buy CIT’s Dell-related assets and sales and servicing functions in Europe (“DFS Europe”) with the sale planned to close in 2012. DFS Europe includes financing and leasing assets of approximately $400 million as of June 30, 2011, which include operating lease equipment moved to assets held for sale during the second quarter. The sale is subject to additional regulatory requirements. CIT will continue to support Dell in Europe during the transition.

  Vendor Finance pre-tax earnings were $22 million, improved from $14 million in the prior quarter and a pre-tax loss of $2 million in the prior year quarter, reflecting lower credit costs and the gain from the sale of DFS Canada, partially offset by lower asset levels and reduced FSA accretion income and higher operating expenses.

  Net finance revenue as compared to prior quarter was impacted by $19 million in higher FSA interest expense as a result of debt prepayments and the second quarter included a $8 million temporary benefit related to accounting for certain assets classified as held-for-sale, down from $13 million in the first quarter of 2011. Net finance revenue as a percentage of AEA was down from a year ago due to lower FSA interest income accretion and as higher yielding, higher risk assets were sold during 2010. We continue to book new business volume at double-digit rates.

  The provision for credit losses decreased on declining charge-offs, as the portfolio quality continues to improve. Non-accrual loans were down 10% from March 31, 2011, while past dues also declined.

  Other income primarily consists of gains on receivable and equipment sales and recoveries of loans charged-off pre-FSA. Other income increased from prior quarter reflecting the gain on sale of DFS Canada.

  Other expenses were impacted by accruals for non-recurring servicing expenses, approximately $7 million of which pertained to corrections of prior periods.

  Total financing and leasing assets declined to $4.7 billion from $5.2 billion at March 31, 2011, due primarily to the sale of Dell Canada assets and were down $2.0 billion from June 30, 2010, as asset sales and net portfolio collections outpaced new business volume.

  We funded $593 million of new business volume in the second quarter, which was up approximately 10% from the prior quarter and 11% from the prior year quarter. Excluding volume associated with the Australia and New Zealand platforms sold in the 2010 second quarter, volume rose 28% from the 2010 second quarter with contributions from both domestic and international operations.

  We continued to make progress on our local funding initiatives. During the quarter, we closed a new RMB 1.8 billion (approximately $275 million) committed secured funding facility in China, although there was no usage as of June 30, 2011, and renewed a £100 million (approximately $150 million) U.K. committed conduit facility at significantly reduced costs, increased advance rate and lengthened expiration and maturity term. We also increased our local currency deposits in Brazil, growing the balance to $75 million as of June 30, 2011 which was up from $31 million at March 31, 2011 and $7 million at December 31, 2010.

  During the second quarter we obtained the necessary regulatory approvals and transferred our U.S. Vendor Finance platform into CIT Bank in July.

Consumer

Consumer predominately includes government-guaranteed student loans. We ceased offering private student loans during 2007 and government-guaranteed student loans in 2008. Therefore, CIT’s risk relates mainly to the ability of the borrower to repay its loan and is primarily limited to the portion, generally 2% - 3%, that is not guaranteed by the government. Government-guaranteed loans are also subject to repurchase agreements, for instance in circumstances where there are issues related to the original student loan underwriting.

	Quarters Ended			Six Months Ended

(dollars in millions)	June 30, 2011	March 31, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Earnings Summary
Interest income	$68.9	$70.8	$96.7	$139.7	$192.6
Interest expense	(48.7)	(53.0)	(59.4)	(101.7)	(126.2)
Provision for credit losses	(0.9)	(0.9)	(9.3)	(1.8)	(13.8)
Other income	3.1	3.1	18.3	6.2	24.1
Other expenses	(15.5)	(17.4)	(22.7)	(32.9)	(44.2)

Income before provision for income
taxes	$6.9	$2.6	$23.6	$9.5	$32.5

Select Average Balances
Average finance receivables	$7,631.4	$7,984.8	$8,861.9	$7,795.1	$9,192.4
Average earning assets	$7,809.5	$8,049.8	$9,090.3	$7,933.5	$9,337.1
Statistical Data
Net finance revenue as a % of AEA	1.03%	0.88%	1.64%	0.96%	1.42%

  Consumer Finance pre-tax earnings were $7 million, up from $3 million in the prior quarter and down from $24 million for the prior year quarter.

  Net finance revenue benefited from net FSA accretion of $9 million in the second quarter and $8 million in the first quarter, down from $27 million for the prior year quarter.

  Other income in 2011 primarily reflects FSA accretion on a counterparty receivable. Second quarter 2010 other income includes a $12 million gain on sale of receivables.

  In the second quarter, $0.7 billion of student loans were transferred to assets-held-for-sale and government-guaranteed student loans declined by $170 million from the prior quarter reflecting portfolio run-off.

Corporate and Other

Certain items are not allocated to operating segments and are included in Corporate and Other. For 2011, Corporate and Other includes cash liquidity in excess of the amount required by the business units that management determines is prudent for the overall company and the prepayment penalty fees associated with debt repayments. In addition, we refined our capital and interest allocation methodologies for our segments in 2011. The Company did not conform 2010 periods. Had the Company conformed the 2010 periods, the changes to each of the segments would be offset in Corporate and Other, including increases to “(loss) income before provision for income taxes” of $45 million for the quarter ended June 30, 2010 and $103 million for the six months ended June 30, 2010 relating to increased allocations to Transportation Finance. For 2010, Corporate and other consisted primarily of mark-to-market on non-qualifying derivatives and restructuring charges for severance and facilities exit activities.

	Quarters Ended			Six Months Ended

(dollars in millions)	June 30, 2011	March 31, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Earnings Summary
Interest income	$4.8	$5.8	$5.0	$10.6	$9.6
Interest expense	(119.2)	(79.9)	2.1	(199.1)	4.1
Provision for credit losses	–	–	(15.0)	–	(15.0)
Rental income on operating leases	–	–	(0.5)	–	(1.1)
Other income, excluding rental
income	(8.0)	18.3	11.0	10.3	(57.2)
Depreciation on operating lease
equipment	–	–	0.3	–	0.5
Other expenses	(16.6)	5.7	2.6	(10.9)	12.7

Other expenses – provision for
severance and facilities exiting
activities	(0.9)	(6.6)	(2.6)	(7.5)	(14.5)

(Loss) income before provision for
income taxes	$(139.9)	$(56.7)	$2.9	$(196.6)	$(60.9)

  Interest income consists of interest and dividend income primarily from deposits held at other depository institutions and U.S. Treasury Securities.

  Interest expense reflects amounts not allocated to the business segments. During 2010, management allocated interest on high cost debt to each segment, which for 2011 is reflected in Corporate and Other.

  Other income primarily reflects gains and (losses) on non-qualifying derivatives and foreign currency exchange. Other income declined as there was a $32 million fluctuation in mark-to- market valuations on non-qualifying hedge derivatives and foreign currency exchange as compared to the first quarter.

  Other expenses reflects salary and general and administrative expenses unallocated to the business segments and litigation-related costs.

  Provision for severance and facilities exiting activities reflects primarily the outsourcing of the student loan portfolio in 2011, facility consolidation charges and other efficiency measures.

FINANCING AND LEASING ASSETS

The following table presents our financing and leasing assets by segment.

Financing and Leasing Asset Composition (dollars in millions)

	June 30, 2011	March 31, 2011	December 31, 2010	% Change
				Quarter	YTD

Corporate Finance
Loans	$7,423.9	$7,896.1	$8,482.2	(6.0)%	(12.5)%
Operating lease equipment, net	51.1	72.8	83.2	(29.8)%	(38.6)%
Assets held for sale	378.8	171.0	219.2	121.5%	72.8%

Financing and leasing assets	7,853.8	8,139.9	8,784.6	(3.5)%	(10.6)%

Transportation Finance
Loans	1,356.3	1,282.6	1,388.9	5.7%	(2.3)%
Operating lease equipment, net	10,619.3	10,545.9	10,618.8	0.7%	0.0%
Assets held for sale	257.3	261.3	2.8	(1.5)%	>100%

Financing and leasing assets	12,232.9	12,089.8	12,010.5	1.2%	1.9%

Trade Finance
Factoring receivables and Loans	2,538.4	2,622.6	2,387.4	(3.2)%	6.3%

Vendor Finance
Loans	3,940.4	4,036.5	4,166.1	(2.4)%	(5.4)%
Operating lease equipment, net	250.0	421.5	434.7	(40.7)%	(42.5)%
Assets held for sale	528.1	738.6	749.8	(28.5)%	(29.6)%

Financing and leasing assets	4,718.5	5,196.6	5,350.6	(9.2)%	(11.8)%

Consumer
Loans – student lending	7,003.5	7,869.0	8,035.5	(11.0)%	(12.8)%
Loans – other	22.2	29.9	40.4	(25.8)%	(45.0)%
Assets held for sale	699.3	3.5	246.7	>100%	>100%

Financing and leasing assets	7,725.0	7,902.4	8,322.6	(2.2)%	(7.2)%

Total financing and leasing assets	$35,068.6	$35,951.3	$36,855.7	(2.5)%	(4.8)%

Finance and leasing assets declined $883 million during the quarter, $706 million in the commercial segments and $177 million in the consumer segment. With respect to the commercial portfolio, we funded $1.7 billion of new business volume, which largely kept pace with our net portfolio collections and we sold approximately $675 million (post-FSA) of commercial assets, including our Canadian Dell portfolio in Vendor Finance, which we announced last quarter. Year to date, financing and leasing assets are down $1,787 million.

Asset sales will continue as assets held-for-sale increased to $1.9 billion from $1.2 billion at March 31, 2011. During the second quarter, transfers to held-for-sale included approximately $700 million of student loans (largely in CIT Bank), $290 million of corporate finance loans (most of which were non-accrual), and $160 million of vendor equipment related to the Dell Europe sale.

The following table provides further detail of the changes in financing and leasing assets.

(dollars in millions)

	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Commercial Segments	Consumer	Total

Balance at March 31, 2011	$8,139.9	$12,089.8	$2,622.6	$5,196.6	$28,048.9	$7,902.4	$35,951.3
New business volume	732.9	398.8	–	592.7	1,724.4	–	1,724.4
Loan sales (pre-FSA)	(168.8)	(19.3)	–	(286.1)	(474.2)	–	(474.2)
Equipment sales (pre-FSA)	(59.0)	(60.7)	–	(159.1)	(278.8)	–	(278.8)
Depreciation (pre-FSA)	(4.6)	(139.3)	–	(60.0)	(203.9)	–	(203.9)
Gross charge-offs (pre-FSA)	(59.5)	(0.1)	(4.2)	(30.2)	(94.0)	(3.4)	(97.4)
Collections and other	(1,086.0)	(112.9)	(80.0)	(577.4)	(1,856.3)	(227.6)	(2,083.9)
Change in finance receivable
FSA discounts	357.4	20.2	–	36.2	413.8	53.6	467.4
Change in operating lease FSA
discounts	1.5	56.4	–	5.8	63.7	–	63.7

Balance at June 30, 2011	$7,853.8	$12,232.9	$2,538.4	$4,718.5	$27,343.6	$7,725.0	$35,068.6

Balance at December 31, 2010	$8,784.6	$12,010.5	$2,387.4	$5,350.6	$28,533.1	$8,322.6	$36,855.7
New business volume	1,203.6	716.7	–	1,131.5	3,051.8	–	3,051.8
Loan sales (pre-FSA)	(507.9)	(40.9)	–	(286.1)	(834.9)	(251.8)	(1,086.7)
Equipment sales (pre-FSA)	(110.0)	(152.0)	–	(256.8)	(518.8)	–	(518.8)
Depreciation (pre-FSA)	(8.8)	(280.3)	–	(123.5)	(412.6)	–	(412.6)
Gross charge-offs (pre-FSA)	(227.2)	(0.8)	(10.4)	(62.6)	(301.0)	(6.7)	(307.7)
Collections and other (pre-FSA)	(1,914.5)	(183.9)	161.4	(1,119.2)	(3,056.2)	(417.0)	(3,473.2)
Change in finance receivable
FSA discounts	630.0	45.5	–	74.5	750.0	77.9	827.9
Change in operating lease FSA
discounts	4.0	118.1	–	10.1	132.2	–	132.2

Balance at June 30, 2011	$7,853.8	$12,232.9	$2,538.4	$4,718.5	$27,343.6	$7,725.0	$35,068.6

The following table provides further detail of funded and committed new business volume:

	Quarters Ended			Six Months Ended

(dollars in millions)	June 30, 2011	March 31, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Funded Volume
Corporate Finance	$732.9	$470.7	$245.0	$1,203.6	$390.5
Transportation Finance	398.8	317.9	255.5	716.7	481.2
Vendor Finance	592.7	538.8	532.5	1,131.5	1,064.7

Commercial Segments	$1,724.4	$1,327.4	$1,033.0	$3,051.8	$1,936.4

Committed Volume
Corporate Finance	$1,052.0	$816.7	$337.6	$1,868.7	$504.7
Transportation Finance	428.6	343.9	255.5	772.5	481.2
Vendor Finance	592.7	538.8	532.5	1,131.5	1,064.7

Commercial Segments	$2,073.3	$1,699.4	$1,125.6	$3,772.7	$2,050.6

Factoring Volume
Trade Finance	$6,142.2	$6,130.7	$6,307.3	$12,272.9	$12,685.4

Corporate Finance, Transportation Finance and Vendor Finance each reported double digit sequential and year-over-year increases in new business funded and committed volumes. Moreover, over 70% of our U.S. lending volume was originated and funded by CIT Bank – up from 61% last quarter and 27% a year ago.

Factoring volume was $6.1 billion, unchanged from the first quarter and down from $6.3 billion for the 2010 second quarter, due to the wind-down of our European factoring operation. Excluding the European operation, factored volume was up approximately 4% from the 2010 second quarter and 3% for the six months.

The following table provides further detail of loan sales:

Loan Sales, excluding factoring, (dollars in millions)

	Quarters Ended			Six Months Ended

	June 30, 2011	March 31, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Corporate Finance	$168.8	$339.1	$694.3	$507.9	$902.6
Transportation Finance	19.3	21.6	–	40.9	–
Vendor Finance	286.1	–	454.4	286.1	864.1

Commercial Segments	474.2	360.7	1,148.7	834.9	1,766.7
Consumer	–	251.8	582.1	251.8	582.1

Total	$474.2	$612.5	$1,730.8	$1,086.7	$2,348.8

Nearly half of the Corporate Finance loans sold during the 2011 second quarter were non-accrual. Vendor Finance loans sold during the second quarter related primarily to the Dell Canada platform.

First quarter 2011 sales activity in Corporate Finance consisted primarily of non-performing loans that were previously entered into as syndication transactions and sold this quarter, with the remaining sales consisting primarily of non-performing communications and media, healthcare and energy loans. Sales of Consumer loans consisted primarily of government-guaranteed student loans.

CONCENTRATIONS

Ten Largest Accounts

Our ten largest financing and leasing asset accounts in the aggregate represented 7.8% of our total financing and leasing assets at June 30, 2011. The largest account primarily consisted of operating lease equipment leased to an airline carrier and represents 2.2% of our total financing and leasing assets. Excluding student loans, the top ten accounts in aggregate represented 10.0% of total owned assets (the largest account totaled 2.8%).

The largest accounts were in Transportation Finance (airlines and rail), Trade Finance (retail) and Corporate Finance (healthcare).

The top ten accounts were 7.6% and 9.7% (excluding student loans) at December 31, 2010.

Operating Lease Equipment by Segment (dollars in millions)

	June 30, 2011	December 31, 2010

Transportation Finance – Aerospace(1)	$7,198.2	$7,125.5
Transportation Finance – Rail and Other	3,421.1	3,493.3
Vendor Finance	250.0	434.7
Corporate Finance	51.1	83.2

Total	$10,920.4	$11,136.7

(1)	Aerospace includes commercial, regional and corporate aircraft and equipment.

At June 30, 2011, the Transportation Finance aerospace and rail equipment on operating lease included 250 commercial aircraft, and approximately 100,000 railcars and 400 locomotives.

Geographic Concentrations

The following table represents the financing and leasing assets by obligor geography:

(dollars in millions)

	June 30, 2011		December 31, 2010

Midwest	$5,865.8	16.7%	$6,094.9	16.5%
Northeast	5,397.5	15.4%	5,970.6	16.2%
West	4,764.0	13.6%	5,120.6	13.9%
Southeast	3,988.4	11.4%	4,030.2	10.9%
Southwest	2,958.1	8.4%	3,205.5	8.7%

Total U.S.	22,973.8	65.5%	24,421.8	66.2%
Canada	3,000.4	8.6%	3,572.1	9.7%
Other international	9,094.4	25.9%	8,861.8	24.1%

Total	$35,068.6	100.0%	$36,855.7	100.0%

The following table summarizes both state concentrations greater than 5.0% and international country concentrations in excess of 1.0% of our financing and leasing assets:

	June 30, 2011	December 31, 2010

State
California	6.9%	6.9%
Texas	6.1%	6.6%
New York	5.4%	6.2%
All other states	47.1%	46.5%

Total U.S.	65.5%	66.2%

Country
Canada	8.6%	9.7%
Australia	2.8%	2.5%
Mexico	2.4%	2.3%
England	2.2%	2.4%
China	1.8%	1.8%
Brazil	1.5%	1.3%
Spain	1.3%	1.1%
Germany	1.2%	1.4%
All other countries	12.7%	11.3%

Total International	34.5%	33.8%

Industry Concentrations

The following table represents financing and leasing assets by industry of obligor:

(dollars in millions)

	June 30, 2011		December 31, 2010

Industry
Commercial airlines (including regional airlines)	$7,963.2	22.7%	$7,743.3	21.0%
Student lending(1)	7,700.4	22.0%	8,280.9	22.5%
Manufacturing(2)	4,672.0	13.3%	4,761.1	12.9%
Retail(3)	3,464.3	9.9%	3,588.4	9.7%
Service industries	2,919.8	8.3%	3,076.6	8.4%
Transportation(4)	2,077.1	5.9%	2,151.1	5.9%
Healthcare	1,826.4	5.2%	1,996.8	5.4%
Finance and insurance	693.0	2.0%	839.8	2.3%
Energy and utilities	582.3	1.7%	638.8	1.7%
Communications	578.6	1.7%	745.8	2.0%
Wholesaling	471.9	1.3%	456.9	1.2%
Other (no industry greater than 2%)	2,119.6	6.0%	2,576.2	7.0%

Total	$35,068.6	100.0%	$36,855.7	100.0%

(1)	See Student Lending section for further information.

(2)	At June 30, 2011, includes manufacturers of chemical products and pharmaceuticals (2.2%), apparel (1.9%), food (1.8%), and printing and publishing (1.1%).

(3)	At June 30, 2011, includes retailers of apparel (3.6%) and general merchandise (1.5%).

(4)	Includes rail, bus, over-the-road trucking industries, business aircraft and shipping.

Aerospace

Commercial Aerospace Portfolio (dollars in millions)

	June 30, 2011		December 31, 2010

	Net Investment	Number	Net Investment	Number

By Region:
Asia Pacific	$2,614.7	90	$2,569.2	95
Europe	2,272.5	82	2,151.0	79
U.S. and Canada	1,111.4	62	1,212.1	68
Latin America	992.3	42	902.0	36
Africa / Middle East	771.5	22	731.8	20

Total	$7,762.4	298	$7,566.1	298

By Manufacturer:
Airbus	$5,027.8	168	$4,845.8	163
Boeing	2,665.4	128	2,702.0	135
Other	69.2	2	18.3	–

Total	$7,762.4	298	$7,566.1	298

By Body Type(1):
Narrow body	$5,723.5	238	$5,536.4	235
Intermediate	1,893.0	50	1,895.6	53
Wide body	133.1	10	115.8	10
Other	12.8	–	18.3	–

Total	$7,762.4	298	$7,566.1	298

By Product:
Operating lease	$7,380.1	250	$7,064.9	238
Loan	357.3	46	447.5	56
Capital lease	25.0	2	53.7	4

Total	$7,762.4	298	$7,566.1	298

Number of accounts	98		100
Weighted average age of fleet (years)	6		5
Largest customer net investment	$757.9		$692.4

(1)

Narrow body are single aisle design and consist primarily of Boeing 737 series and Airbus A320 series aircraft. Intermediate body are smaller twin aisle design and consist primarily of Boeing 767 series and Airbus A330 series aircraft. Wide body are large twin aisle design and consist primarily of Boeing 747 and 777 series aircraft.

Our top five commercial aerospace outstandings totaled $1,621.0 million at June 30, 2011, all of which were to carriers outside the U.S. The largest individual outstanding exposure to a U.S. carrier at June 30, 2011 was $148.3 million.

See Note 11 — Commitments for additional information regarding commitments to purchase additional aircraft.

Student Lending (Student Loan Xpress or “SLX”)

The Consumer segment includes our liquidating student loan portfolio. Student loan portfolio balances declined $580.5 million from December 31, 2010, reflecting the first quarter sale of approximately $250 million of government-guaranteed loans and cumulative portfolio run-off. We completed the outsourcing of servicing for the remaining government-guaranteed student loan portfolio and closed our Xpress Loan Servicing offices in Cleveland and Cincinnati, Ohio. During the second quarter, we transferred approximately $700 million of government-guaranteed student loans to assets-held-for-sale.

See Note 5 — Long-Term Borrowings for description of related financings.

Student loans by product type are presented in the following table.

(dollars in millions)

	June 30, 2011	December 31, 2010

Consolidation loans	$6,622.7	$7,119.0
Other U.S. Government guaranteed loans	1,075.0	1,159.2
Private (non-guaranteed) loans and other	2.7	2.7

Total	$7,700.4	$8,280.9

Delinquencies (sixty days or more)	$527.1	$608.9

Top state concentrations (%)	35%	35%

Top state concentrations	California, New York, Texas, Ohio, Pennsylvania

OTHER ASSETS / OTHER LIABILITIES

The following table presents components of other assets.

Other Assets (dollars in millions)

	June 30, 2011	March 31, 2011	December 31, 2010

Deposits on commercial aerospace equipment	$613.5	$558.4	$609.7
Other counterparty receivables	464.3	472.8	310.7
Deferred debt costs	176.9	148.0	126.4
Accrued interest and dividends	132.0	114.0	97.7
Executive retirement plan and deferred compensation	117.3	116.2	110.2
Prepaid expenses	84.7	78.7	87.5
Furniture and fixtures	77.5	78.2	79.3
Tax receivables, other than income taxes	68.3	121.0	125.1
Servicer and maintenance fee receivables	–	116.6	115.3
Other	401.4	312.3	367.5

Total other assets	$2,135.9	$2,116.2	$2,029.4

The following table presents components of other liabilities:

Other Liabilities (dollars in millions)

	June 30, 2011	March 31, 2011	December 31, 2010

Equipment maintenance reserves	$695.9	$668.1	$633.6
Accrued expenses	391.5	421.5	499.3
Estimated valuation adjustment relating to aerospace
commitments(1)	349.1	391.4	429.6
Security and other deposits	193.2	197.1	201.4
Accrued interest payable	184.9	240.5	254.8
Qualifying hedges derivative liability	136.6	118.5	74.5
Current taxes payable and deferred taxes	109.0	(14.8)	(62.0)
Accounts payable	82.7	96.1	188.6
Other liabilities	289.1	265.5	247.1

Total other liabilities	$2,432.0	$2,383.9	$2,466.9

(1)

In conjunction with FSA, a liability was recorded to reflect the current fair value of aircraft purchase commitments outstanding at the time. When the aircraft are purchased, the cost basis of the assets will be reduced by the associated liability.

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

Interest Rate Risk

At June 30, 2011, the Company’s loan, lease, and investment portfolio was split approximately evenly, in principal amount, between fixed and floating rate transactions, while our interest-bearing liabilities were predominately fixed rate based. As a result, our portfolio is in an asset sensitive position, as our assets will reprice faster than our liabilities. Therefore, our net interest margin may increase if interest rates rise, or decrease should interest rates decline. The following table summarizes the composition of interest rate sensitive assets and liabilities.

	June 30, 2011		March 31, 2011		December 31, 2010

	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate

Assets	52%	48%	49%	51%	48%	52%
Liabilities	79%	21%	80%	20%	80%	20%

We evaluate and monitor interest rate risk through two primary metrics.

  Net Interest Income (NII), which measures the impact of hypothetical changes in interest rates on net interest income.

  Economic Value of Equity (EVE), which measures the net economic value of equity by assessing market value of assets, liabilities and derivatives.

A wide variety of potential interest rates scenarios are simulated within our asset/liability management system. Rates are shocked up and down by up to 400 basis points via a set of scenarios that include both parallel and non-parallel interest rate movements. Scenarios are also run to capture our sensitivity to changes in the shape of the yield curve (such as yield curve twists, ramps, and steepeners). In addition, we evaluate the sensitivity of these results to a number of key assumptions, such as credit quality and prepayments. NII and EVE limits have been set and are monitored for certain of the key scenarios.

The table below summarizes the results of simulation modeling produced by our asset/liability management system. The results reflect the percentage change in net interest income and economic value of equity over the next twelve months assuming an immediate 100 basis point parallel increase and decrease in interest rates.

	June 30, 2011		March 31, 2011		December 31, 2010

	+100 bps	-100 bps	+100 bps	-100 bps	+100 bps	-100 bps

Net Interest Income	14.3%	(4.7)%	12.7%	(4.8)%	18.0%	(6.5)%
Economic Value of Equity	3.5%	0.7%	3.5%	0.1%	3.1%	(0.5)%

The simulation modeling assumes we take no action in response to the assumed changes in interest rates. Our net interest income is asset sensitive to a parallel shift in interest rates at June 30, 2011.

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

FUNDING, LIQUIDITY AND CAPITAL

Portfolio collections, capital markets, various securitization facilities and secured borrowings provide our sources of funding and liquidity. Additionally, the Company maintains a portfolio of cash and investment securities to satisfy funding and other operating obligations, while also providing protection against unforeseen stress events, for instance unanticipated funding obligations such as customer line draws, or disruptions to capital markets or other funding sources.

Our cash investments in short-term investments include U.S. Treasury bills and government agency bonds, all of which have maturities of 91 days or less. We anticipate continued investment of our cash in various types of high-grade, short-term investments. Cash and short-term investment securities totaled $10.1 billion at June 30, 2011, comprised of $7.4 billion of cash and $2.7 billion of short-term investments, down from $11.8 billion at March 31, 2011 and $11.2 billion of cash at December 31, 2010. The declines largely reflect the repayment of debt. Cash and short-term investment securities at June 30, 2011 consisted of $4.0 billion at the bank holding company, $0.8 billion at CIT Bank, $1.6 billion at operating subsidiaries and $3.7 billion in restricted balances, including $2.5 billion in the Cash Sweep account.

As described below, during the quarter we redeemed $2.5 billion of Series A Notes. During the first six months of 2011, we repaid approximately $6.2 billion of debt, including $3.5 billion of Series A Notes, approximately $0.75 billion of Series B Notes and approximately $2.0 billion of other secured debt. In March, we issued $2 billion of new Series C Second-Priority Secured Notes and in July, redeemed $0.5 billion of First Lien Facility. See Note 5 — Long-Term Borrowings for additional information on borrowings.

We have targeted the transfer of certain business platforms suitable for operating within CIT Bank. We transferred our small business lending platform in March 2011 and the U.S. Vendor Finance platform in July. Following a platform transfer, related new originations are funded by CIT Bank using its available cash, deposits and secured financings. The platform transfers exclude portfolio assets outstanding at the time of the transfer, which are serviced by CIT Bank. Cash flows from the outstanding portfolio assets are retained by the Company to be used for other corporate purposes, but are subject to restrictions under the Cash Sweep.

Secured financings have been our primary source of funding since mid-2007. These secured financing transactions do not meet accounting requirements for sale treatment and are recorded as secured borrowings, with the assets remaining on-balance sheet. The debt associated with these transactions is collateralized by receivables, leases and/or equipment. Certain related cash balances are restricted, including amounts in the Cash Sweep account, as discussed further below.

First Lien Facility

In August 2010, CIT amended its existing first lien credit facility agreements (the “First Lien Facility”) and refinanced the remaining principal balance. At June 30, 2011, the First Lien Facility had an outstanding balance of $3 billion that matures in August 2015. In July 2011, we redeemed $500 million of the First Lien Facility. The net impact of the acceleration of deferred debt costs and the favorable FSA amortization will increase third quarter interest expense by approximately $15 million.

This facility carries an interest rate of LIBOR + 4.50% with a 1.75% LIBOR floor. The First Lien Facility is generally secured by a first lien on substantially all U.S. assets that are not otherwise pledged to secure the borrowings of special purpose entities as described below under “Other Secured Borrowings”, 65% of the voting shares and 100% of the non-voting shares of certain foreign subsidiaries and between 44% and 65% of the equity interest or capital stock in certain other non-U.S., non-regulated subsidiaries. The First Lien Facility is subject to a collateral coverage covenant (based on CIT’s book value in accordance with GAAP) of 2.5x the outstanding loan balance, tested quarterly and upon certain transfers, dispositions or releases of collateral. The First Lien Facility also contains a number of additional covenants, some of which do not impose restrictions on the Company if CIT continues to maintain a collateral coverage ratio of 2.75x or greater. At June 30, 2011, after eliminating certain pledged entities that are being evaluated for consolidation or dissolution, the collateral coverage ratio was 4.9x.

Series A and Series C Notes

In March 2011, the Company issued $2 billion of new Series C Second-Priority Secured Notes, consisting of $1.3 billion of three-year 5.25% fixed rate notes and $700 million of seven-year 6.625% fixed rate notes. The covenants in the new Series C Notes are materially less restrictive than those in the outstanding Series A Notes, and more consistent with covenants in investment grade-rated bonds. The proceeds of the transaction were used, in conjunction with available cash, to redeem the $2.5 billion of Series A Notes in May 2011 discussed below.

The Series A Notes and Series C Notes are generally secured by second-priority security interests in all the assets securing the First Lien Facility. The 2014 Series A Notes Indentures limit the ability of the Company and the Company’s restricted subsidiaries to make certain payments or investments, incur indebtedness (including guarantees), issue preferred stock, incur liens, enter into sale and leaseback transactions, pay dividends, sell assets, and enter into transactions with affiliates. The 2015-2017 Series A Notes and Series C Notes Indentures limit the Company’s ability to create liens, merge or consolidate, or sell, transfer, lease or dispose of all or substantially all of its assets. Under the terms of the Series A Notes, the Company is required to use certain cash collections to repay the First Lien Facility and Series A Notes on an accelerated basis as part of the Cash Sweep; there is no such requirement under the Series C Notes.

The guarantees and collateral for the Series C Notes will be released upon the Series C Notes receiving an investment grade rating from each of Moody’s and S&P after giving effect to the release. In addition, the guarantees and/or collateral for the Series C Notes will be automatically released if the same guarantees and/or collateral for the Series A Notes are released at the same time or if the Series A Notes have been paid off in full.

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

On May 2, 2011, the Company redeemed $2.5 billion of 7% Series A Notes at a redemption price of 102% of the aggregate principal amount. This redemption included approximately $1.1 billion principal amount of remaining 2013 Series A Notes and approximately $1.4 billion principal amount of the 2014 Series A Notes. The acceleration of FSA amortization on these Notes increased second quarter interest expense by $113 million, approximately $66 million for the 2013 maturities and $47 million for the 2014 maturities.

During the 2011 first quarter, we redeemed $1.0 billion of the 7% Series A Notes due in 2013 at a redemption price of 102% of the aggregate principal amount redeemed. The acceleration of FSA amortization on the Series A Notes was $25 million and resulted in an increase to interest expense.

In June 2011, we completed an Exchange Offer and Consent Solicitation for outstanding 7% Series A Second-Priority Secured Notes, other than the Series A Notes that mature in 2014, and the company received the requisite consents to adopt proposed amendments to the indenture of Series A Notes that mature in 2015, 2016 and 2017.

At the Offer Expiration, tenders with consents or separate consents were received from holders of approximately $10.9 billion in aggregate principal amount of Series A Notes, made up of $8.76 billion Series A Notes tendered and accepted for exchange, and $2.17 billion Series A Notes separately consented, including a majority of each maturity of these Series A Notes. As a result, $8.76 billion principal amount of Series C Notes with the same interest rate and interest payment dates, but maturing one business day later than the Series A Notes for which they were exchanged, were issued in exchange for the Series A Notes tendered and accepted.

Consents were solicited to replace the covenants and events of default in the Series A Notes Indenture with the same covenants and events of default as those in the Indenture that govern the existing 5.250% Series C Second-Priority Secured Notes due 2014 and 6.625% Series C Second-Priority Secured Notes due 2018, except that the Cash Sweep covenant was retained in the Series A Notes Indenture as amended. The covenants in the Series C Notes are materially less restrictive than those in the Series A Notes and are more consistent with covenants of investment-grade rated bonds.

Approximately $27 million of consent fees were paid to Series A Note holders that delivered consents and were capitalized and will be amortized as an adjustment of interest expense over the life of the Series C Notes issued in exchange.

Series B Notes

During the 2011 first quarter, we redeemed the remaining $0.75 billion of 10.25% Series B Notes at a redemption price of 102% of the aggregate principal amount redeemed. The acceleration of FSA accretion on the Series B Notes was $14 million and resulted in a decrease to interest expense.

Other Secured Borrowings

These secured borrowings are comprised largely of securitization financings. At June 30, 2011, we had other secured borrowings of $9.86 billion, which was down $0.5 billion for the quarter reflecting repayments on existing structures corresponding to receivable repayments.

GSI Facility

The GSI Facility is a long-term committed financing facility with Goldman Sachs International (“GSI”), which is structured as a Total Return Swap (TRS) and which has a maximum notional amount of $2.125 billion at June 30, 2011. At June 30, 2011, a total of $2,861.9 million, after FSA, of financing and leasing assets, comprised of $1,169.7 million in Corporate Finance, $585.4 million in Consumer and $1,106.8 million in commercial aerospace in Transportation Finance, were pledged in conjunction with $1,556.0 million in secured debt issued to investors under the GSI Facility. After adjustment to the amount of actual qualifying borrowing base under terms of the GSI Facility, this $1,556.0 million of secured debt provided for usage of $1,083.5 million of the maximum notional amount of the GSI Facility at June 30, 2011. The remaining $1,041.5 million of the maximum notional amount of the GSI Facility represents the unused portion of the GSI Facility and constitutes the notional amount of a derivative financial instrument. Actual terms of the facility, including facility usage and collateral coverage, are measured on a pre-FSA basis.

Unsecured counterparty receivable of $528.9 million, net of FSA, is owed to CIT from GSI for debt discount, return of collateral posted to GSI and settlements resulting from market value changes to asset-backed securities underlying the structure at June 30, 2011.

The GSI Facility was originally executed on June 6, 2008, and under an October 28, 2009 amendment, the maximum notional amount of the GSI Facility was reduced from $3.0 billion to $2.125 billion. During the first half of 2008, CIT experienced significant constraints on its ability to raise funding through the debt capital markets and access the Company’s historical sources of funding. The GSI Facility provided a swapped rate on qualifying secured funding at a lower cost than available to CIT through other funding sources. The GSI Facility was structured as a TRS to satisfy the specific requirements to obtain this funding commitment from GSI. Pursuant to applicable accounting guidance, only the unutilized portion of the TRS is accounted for as a derivative and recorded at fair value. Under the terms of the GSI Facility, CIT raises cash from the issuance of Asset Backed Securities (“ABS”) to investors designated by GSI under the TRS, equivalent to the face amount of the ABS less an adjustment for any Original Issue Discount (OID) which equals the market price of the ABS. CIT is also required to deposit a portion of the face amount of the ABS with GSI as additional collateral prior to funding ABS through the TRS facility.

Amounts deposited with GSI can increase or decrease over time depending on the market value of the ABS and / or changes in the ratings of the ABS. CIT and GSI engage in periodic settlements based on the timing and amount of coupon and principal payments actually made on the ABS. GSI is obligated to return those same amounts to CIT plus a proportionate amount of the initial deposit.

CIT is obligated to pay GSI (1) principal in an amount equal to the initial market price less the initial deposit, in each case, as a percentage of the ABS times the principal amount returned by GSI and (2) interest equal to LIBOR times the adjusted qualifying borrowing base of the ABS. On a quarterly basis, CIT pays the fixed facility fee of 2.85% per annum times the maximum facility commitment amount, currently $2.125 billion, to GSI.

Valuation of the derivative related to the GSI Facility is based on several factors using a discounted cash flow (DCF) methodology, including:

  CIT’s funding costs for similar recent secured financings;

  Forecasted usage of the long-dated GSI Facility through the final maturity date in 2028; and

  Forecasted amortization, including prepayment assumptions, due to principal payments on the underlying ABS, which impacts the amount of the unutilized portion.

Based on the Company’s valuation, it was determined that the derivative had no value at June 30, 2011.

Interest expense related to the GSI Facility is affected by the following:

  A fixed facility fee of 2.85% per annum times the maximum facility commitment amount, currently $2.125 billion

  A variable amount based on one-month or three-month USD LIBOR times the “utilized amount”(effectively the “adjusted qualifying borrowing base”) of the TRS, and

  A reduction in interest expense due to the recognition of the payment of any OID from GSI on the various ABS.

2011 New and Renewed Facilities

During the second quarter, CIT completed the following funding transactions:

  Received $150 million of secured aircraft funding through a newly established facility guaranteed by the Export-Import Bank of the United States;

  Closed a new RMB 1.8 billion (approximately $275 million) committed Vendor Finance China funding facility. The committed availability period of the facility expires in June 2013 with a three year final maturity for each drawdown under the facility; and

  Renewed a £100 million committed U.K. Vendor Finance securitization facility at significantly lower cost.

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

The Cash Sweep account totaled $2,533.7 million at June 30, 2011, which included restricted investments and cash, compared to $1,229.8 million at December 31, 2010. In July 2011, the $500 million first lien prepayment was sourced from cash in the Cash Sweep account.

Debt Ratings

Our debt ratings at June 30, 2011 are presented in the following table. On May 3, 2011, Moody’s Investors Service upgraded the Company’s corporate credit rating (Issuer) to B2 from B3. Other changes since December 31, 2010 relate to the ratings on the Series C Notes that were issued in March 2011, and the omission of ratings on the Series B Notes that were repaid in January 2011. The Series C Notes ratings equate to the ratings on the Series A Notes.

Debt Ratings as of June 30, 2011		Moody’s Investors Service
S&P Ratings Services
DBRS

Issuer / Counterparty Credit Rating	B+	B2	B (High)
1st Lien Debt Rating	BB	Ba3	BB (High)
2nd Lien Debt Rating (Series A and C)	B+	B2	B (High)
Outlook / Trend	Positive	Stable	Positive

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

Tax Implications on Cash in Foreign Subsidiaries

Cash and short term investments held by foreign subsidiaries at June 30, 2011 and December 31, 2010 totaled $3.0 billion and $2.3 billion, respectively.

As a general matter, the Company is asserting indefinite reinvestment for the unremitted earnings in its foreign subsidiaries except for certain deemed dividend inclusions under U.S. tax rules and the investment in one of our foreign subsidiaries.

One of the Company’s 2011 priorities is to grow its business, including expanding internationally. The Company plans on reinvesting earnings to expand its existing businesses across various jurisdictions, acquire new businesses, and invest in new IT initiatives. Specifically, our Commercial Aerospace business has future new aircraft delivery commitments of approximately $8 billion through 2019 and expects to lease these aircraft into various jurisdictions globally. In the Vendor Finance segment, the Company expects to continue to finance products to existing and new customers by partnering with manufacturers and resellers in approximately 20 countries across Latin America, Canada, Europe and Asia.

While CIT does not currently intend to repatriate cash related to earnings currently residing in our foreign subsidiaries, we will continue to remit cash held by foreign subsidiaries as part of the Company’s cash management efforts on a non-taxable basis, for instance by repaying intercompany debt obligations.

The Company will accrue U.S. federal and applicable foreign withholding taxes on unremitted international earnings if it decides to reverse its indefinite reinvestment assertions. If these assertions are reversed, the Company does not expect to pay U.S. federal income taxes on any distributions except for Alternative Minimum Taxes, which would be fully creditable on a prospective basis, until the U.S. federal net operating losses (“NOLs”) have been fully utilized. The federal NOLs were approximately $4 billion at December 31, 2010. Any applicable foreign withholding taxes would be payable at the time of any future cash distribution.

Contractual Payments and Commitments

The following tables summarize significant contractual payments and contractual commitment expirations at June 30, 2011. Certain amounts in the payments table are not the same as the respective balance sheet totals as this table is before FSA, in order to better reflect projected contractual payments. Likewise, actual cash flows will vary materially from those depicted in the payments table as further explained in the table footnotes.

Payments by Year, for the twelve months ended June 30(1) (dollars in millions)

	Total	2012	2013	2014	2015	2016 +	2017 +

Secured borrowings(2)	$10,622.3	$1,945.5	$1,007.3	$920.9	$748.5	$805.6	$5,194.5
First Lien Facility(3)	3,000.0	500.0	–	–	–	2,500.0	–
Other debt	214.9	42.0	34.9	2.4	0.1	–	135.5
Series A Notes	8,774.6	–	–	1,760.0	1,601.7	2,165.4	3,247.5
Series C Notes
(Exchanged)	8,765.0	–	–	–	1,554.2	3,094.5	4,116.3
Series C Notes	2,000.0	–	–	1,300.0	–	–	700.0

Total Long-term
borrowings	33,376.8	2,487.5	1,042.2	3,983.3	3,904.5	8,565.5	13,393.8

Deposits	4,403.8	1,422.4	1,064.7	885.1	447.4	416.3	167.9
Credit balances of
factoring clients	1,084.9	1,084.9	–	–	–	–	–
Lease rental expense	282.8	35.1	32.1	30.8	28.9	27.4	128.5

Total contractual
payments	$39,148.3	$5,029.9	$2,139.0	$4,899.2	$4,380.8	$9,009.2	$13,690.2

(1)	Projected payments of debt interest expense and obligations relating to postretirement programs are excluded.

(2)	Includes non-recourse secured borrowings, which are generally repaid in conjunction with the pledged receivable maturities.

(3)	First lien facility payments for the twelve months ended June 30, 2012 reflect redemption of $500 million in July 2011.

Commitment Expiration by twelve month periods ended June 30 (dollars in millions)

	Total	2012	2013	2014	2015	2016 +

Financing commitments(1)	$2,615.9	$276.8	$569.6	$420.2	$224.0	$1,125.3
Aerospace and other manufacturer
purchase commitments(2)	8,391.3	1,413.3	499.0	967.7	578.6	4,932.7
Letters of credit	374.8	179.3	48.6	18.6	35.5	92.8
Deferred purchase credit protection
agreements	1,244.0	1,244.0	–	–	–	–
Guarantees, acceptances and other
recourse obligations	34.8	13.5	11.6	8.6	0.4	0.7
Liabilities for unrecognized tax
obligations(3)	452.1	10.0	442.1	–	–	–

Total contractual commitments	$13,112.9	$3,136.9	$1,570.9	$1,415.1	$838.5	$6,151.5

(1)

Financing commitments do not include certain unused, cancelable lines of credit to customers in connection with third-party vendor programs, which can be reduced or cancelled by CIT at any time without notice.

(2)	Aerospace commitments are net of amounts on deposit with manufacturers.

(3)	The balance cannot be estimated past 2013; therefore the remaining balance is reflected in 2013.

Financing commitments declined from $3.1 billion at December 31, 2010 to $2.6 billion at June 30, 2011. The table above includes approximately $0.5 billion of commitments at June 30, 2011 and $0.7 billion at December 31, 2010 that were not available for draw due to requirements for collateral availability or covenant conditions existing at June 30, 2011. At June 30, 2011, unfunded commitments related to lead agented asset-based loans totaled $319 million, down from $377 million at December 31, 2010.

At June 30, 2011, substantially all financing commitments were senior facilities, with approximately 57% secured by equipment or other assets and the remainder comprised of cash-flow or enterprise value facilities. CIT is lead agent in approximately 28% of the facilities. Most of our undrawn and available financing commitments are in Corporate Finance. The top ten undrawn commitments totaled $306 million at June 30, 2011.

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

Risk-Weighted Assets (dollars in millions)

	June 30, 2011	March 31, 2011	December 31, 2010

Balance sheet assets	$48,009.6	$50,675.2	$50,958.2
Risk weighting adjustments to balance sheet assets	(14,844.4)	(17,377.4)	(16,029.5)
Off balance sheet items(1)	10,871.8	9,132.3	9,248.0

Risk-weighted assets	$44,037.0	$42,430.1	$44,176.7

(1)	Primarily reflects commitments to purchase aircraft and for unused lines of credit and letters of credit. See Note 9 — Regulatory Capital for more information.

Regulatory Capital

The Company is subject to various regulatory capital requirements set by the Federal Reserve Board. CIT committed to its regulators to maintain a 13% Total Capital Ratio at the BHC and a 15% Tier 1 Leverage Ratio at CIT Bank for at least three years.

Regulatory Capital and Ratios (dollars in millions)

	CIT June 30, 2011	CIT March 31, 2011	CIT December 31, 2010

Tier 1 Capital
Total stockholders’ equity	$8,941.5	$8,992.3	$8,916.0
Effect of certain items in accumulated other comprehensive
loss excluded from Tier 1 Capital	(9.5)	(2.0)	(3.3)

Adjusted total equity	8,932.0	8,990.3	8,912.7
Less: Goodwill	(264.5)	(277.4)	(277.4)
Disallowed intangible assets	(84.1)	(99.1)	(119.2)
Investment in certain subsidiaries	(35.3)	(34.4)	(33.4)
Other Tier 1 components(1)	(62.7)	(59.0)	(65.2)

Total Tier 1 Capital	8,485.4	8,520.4	8,417.5

Tier 2 Capital
Qualifying reserve for credit losses	439.3	415.3	416.2
Less: Investment in certain subsidiaries	(35.3)	(34.4)	(33.4)
Other Tier 2 components(2)	2.6	0.2	0.2

Total Tier 2 Capital	406.6	381.1	383.0

Total Capital (Tier 1 and Tier 2 Capital)	$8,892.0	$8,901.5	$8,800.5

Risk-weighted assets	$44,037.0	$42,430.1	$44,176.7

Tier 1 Capital Ratio(3)	19.3%	20.1%	19.1%
Total Capital Ratio	20.2%	21.0%	19.9%
Tier 1 Leverage Ratio	17.1%	17.2%	16.2%

CIT Bank Ratios:
Tier 1 Capital Ratio	47.5%	56.1%	57.4%
Total Capital Ratio	48.1%	56.5%	57.7%
Tier 1 Leverage Ratio	27.4%	25.6%	24.2%

(1)	Includes the portion of net deferred tax assets that does not qualify for inclusion in Tier 1 capital based on the capital guidelines and the Tier 1 capital charge for nonfinancial equity investments.

(2)	Banking organizations are permitted to include in Tier 2 Capital up to 45% of net unrealized pretax gains on available-for-sale equity securities with readily determinable fair values.

(3)	For the Company, the Tier 1 Capital Ratio equates to Tier 1 Common Equity Ratio since the Company has only common equity.

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

Basel III

In December 2010, the Basel Committee on Banking Supervision released its final framework for strengthening international capital and liquidity regulation (“Basel III”). Basel III requirements include, among other things, higher minimum capital ratios, increased limitations on qualifying capital, and a more constrained leverage ratio requirement. The U.S. bank regulatory agencies have not yet set forth a formal timeline for a notice of proposed rulemaking or final adoption of regulations responsive to Basel III. However, they have indicated informally that a notice of proposed rulemaking likely will be released in the second half of 2011, with final amendments to regulations becoming effective in mid-2012.

Basel III revisions governing capital requirements are subject to a prolonged and phased-in transition period which begins on January 1, 2013, with full implementation on January 1, 2019. When Basel III is fully phased in on January 1, 2019, CIT will be required to maintain risk-based capital ratios as follows:

	Minimum Capital Requirements - January 1, 2019
	Tier 1 Common Equity	Tier 1 Capital	Total Capital

Stated minimum Ratio	4.5%	6.0%	8.0%

Capital conservation buffer	2.5%	2.5%	2.5%

Effective minimum ratio	7.0%	8.5%	10.5%

We continue to evaluate the potential impact of implementing BASEL III requirements. Given our current capital ratios, high proportion of common equity in our capital structure, and liquidity profile, we expect the impact to be minimal.

CIT BANK

CIT Bank is a state-chartered bank headquartered in Salt Lake City, Utah and is the Company’s principal bank subsidiary. CIT Bank originates and funds lending activity of various business segments. During the second quarter, CIT Bank originated over 70% of CIT Group’s new origination volume in the U.S.

Loan origination activity within CIT Bank continued to increase. Committed loan volume rose 41% from the prior quarter to $1.1 billion, of which $812 million was funded, nearly double the first quarter amount. Total assets were $6.9 billion, up slightly from $6.8 billion at March 31, 2011, as the increase in funded commercial loans outpaced the run-off of consumer loans and use of cash to pay maturing deposits. Total loans were $5.7 billion, up from $5.2 billion at March 31, 2011, and consisted of $2.2 billion of commercial loans and $3.5 billion of consumer loans. Cash was $0.8 billion at June 30, 2011, down from $1.2 billion at March 31, 2011. Total deposits were $4.4 billion, up slightly from $4.3 billion. During the quarter, the Bank issued approximately $630 million of certificate of deposits (“CDs”) at an average rate of approximately 1.75% while maturing CDs were at higher rates. The Total Capital ratio at the Bank was 48.1% and the Tier 1 Leverage ratio was 27.4%.

During the second quarter we obtained the necessary regulatory approvals and transferred our U.S Vendor Finance platform into CIT Bank in July. In addition, during the 2011 first quarter, we transferred our small business lending operations into CIT Bank. As previously disclosed, the Federal Deposit Insurance Corporation (FDIC) and the Utah Department of Financial Institutions (UDFI) terminated their Cease and Desist orders on CIT Bank in April.

The following presents condensed financial information for CIT Bank.

CONDENSED BALANCE SHEETS (dollars in millions)

	June 30, 2011	December 31, 2010

ASSETS:
Cash and deposits with banks	$800.5	$1,299.1
Assets held for sale	576.0	16.6
Net loans	5,080.0	5,224.2
Other assets	478.0	512.8

Total Assets	$6,934.5	$7,052.7

LIABILITIES AND EQUITY:
Long-term borrowings, including deposits	$4,976.3	$5,186.5
Other liabilities	44.7	34.0

Total Liabilities	5,021.0	5,220.5
Total Stockholders’ Equity	1,913.5	1,832.2

Total Liabilities and Equity	$6,934.5	$7,052.7

CONDENSED STATEMENTS OF OPERATION (dollars in millions)
	Quarters Ended June 30

	2011	2010

Interest income	$65.9	$78.0
Interest expense	(26.3)	(25.7)

Net interest revenue	39.6	52.3
Provision for credit losses	(11.1)	(1.9)

Net interest revenue, after credit provision	28.5	50.4
Total other income	14.6	16.5

Total net revenue, net of interest expense and credit provision	43.1	66.9
Total other expenses	(12.0)	(11.0)

Income before income taxes	31.1	55.9
Provision for income taxes	(16.3)	(16.4)

Net income	$14.8	$39.5

SELECT QUARTERLY FINANCIAL DATA

(dollars in millions, except per share data)

	At or for the Quarters Ended			At or for the Six Months Ended
	June 30, 2011	March 31, 2011	June 30, 2010(1)	June 30, 2011	June 30, 2010(1)

Select Statement of Operations Data
Net interest revenue	$(203.6)	$(55.7)	$216.3	$(259.3)	$489.6
Provision for credit losses	(84.7)	(123.4)	(246.7)	(208.1)	(472.8)
Total other income	657.8	691.5	756.4	1,349.3	1,332.6
Total other expenses	(391.3)	(376.9)	(455.9)	(768.2)	(890.3)
(Loss) income before provision for income taxes	(21.8)	135.5	270.1	113.7	459.1
Net (loss) income	(48.0)	65.6	181.6	17.6	326.2
Per Common Share Data
(Loss) income per share – diluted	$(0.24)	$0.33	$0.91	$0.09	$1.63
Book value per common share	$44.58	$44.85	$43.52
Tangible book value per common share	$42.84	$42.97	$41.26
Performance Ratios
Return on average common stockholders’
equity	(2.14)%	2.93%	8.41%	0.39%	7.62%
Net finance revenue as a percentage of
average earning assets	0.80%	2.24%	4.32%	1.53%	4.50%
Return on average total assets	(0.39)%	0.52%	1.28%	0.07%	1.12%
Total ending equity to total ending assets	18.63%	17.75%	15.71%
Balance Sheet Data
Loans including receivables pledged	$22,284.7	$23,736.7	$29,388.6
Allowance for loan losses	(424.0)	(402.5)	(356.9)
Operating lease equipment, net	10,920.4	11,040.2	10,954.4
Goodwill and intangible assets, net	348.6	376.5	451.8
Total cash and short-term investments	10,055.8	11,812.3	10,678.4
Total assets	48,009.6	50,675.2	55,454.9
Total debt and deposits	35,319.2	37,981.2	43,398.9
Total common stockholders’ equity	8,941.5	8,992.3	8,715.2
Total stockholders’ equity	8,942.9	8,994.0	8,709.5
Credit Quality(3)
Non-accrual loans as a percentage of finance
receivables	4.76%	5.50%	6.98%
Net credit losses as a percentage of average
finance receivables	0.96%	2.34%	1.36%	1.66%	1.11%
Reserve for credit losses as a percentage of
finance receivables	1.90%	1.70%	1.21%
Financial Ratios
Tier 1 Capital	19.3%	20.1%	17.3%
Total Risk-based Capital	20.2%	21.0%	18.1%

(1)	Reflects previously restated balances as disclosed in the Company’s December 31, 2010 Form 10-K.

AVERAGE BALANCES AND RATES

Quarterly Average Balances(1) and Associated Income (dollars in millions)

	June 30, 2011			March 31, 2011			June 30, 2010

	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)	Average Balance	Interest		Average Rate (%)

Deposits with banks	$6,712.6	$5.0	0.30%	$9,245.2	$6.3	0.27%	$9,855.0	$4.6		0.19%
Investments	3,986.8	2.8	0.28%	1,841.1	1.4	0.30%	346.2	2.7		3.12%
Loans and leases (including
held for sale)(2)(3)
U.S.	19,633.9	429.7	9.28%	19,910.4	467.4	9.87%	25,248.2	749.0		12.28%
Non-U.S.	4,982.2	164.6	13.22%	5,121.7	168.1	13.14%	6,660.7	267.5		16.10%

Total loans and leases(2)	24,616.1	594.3	10.12%	25,032.1	635.5	10.56%	31,908.9	1,016.5		13.10%

Total interest earning assets /
interest income(2)(3)	35,315.5	602.1	7.04%	36,118.4	643.2	7.32%	42,110.1	1,023.8		9.93%

Operating lease equipment,
net(4)
U.S. Operating lease
equipment, net(4)	4,888.7	102.4	8.38%	4,891.7	107.8	8.81%	5,000.4	80.5		6.44%
Non-U.S. operating lease
equipment, net(4)	6,129.0	170.0	11.09%	6,247.8	145.0	9.28%	5,973.1	159.3		10.67%

Total operating lease
equipment, net(4)	11,017.7	272.4	9.89%	11,139.5	252.8	9.08%	10,973.5	239.8		8.74%

									.
Total earning assets (2)	46,333.2	$874.5	7.74%	47,257.9	$896.0	7.74%	53,083.6	$1,263.6		9.68%

Non interest earning assets
Cash due from banks	287.2			247.1			255.7
Allowance for loan losses	(405.8)			(413.1)			(271.2)
All other non-interest earning
assets	3,031.4			3,051.1			3,586.8

Total Average Assets	$49,246.0			$50,143.0			$56,654.9

Average Liabilities
Borrowings
Deposits	$4,253.8	$25.1	2.36%	$4,461.9	$24.4	2.19%	$4,723.2	$18.3		1.55%
Long-term borrowings	32,219.5	780.6	9.69%	33,125.1	674.5	8.14%	39,925.9	789.2		7.91%

Total interest-bearing liabilities	36,473.3	$805.7	8.84%	37,587.0	$698.9	7.44%	44,649.1	$807.5		7.23%

U.S. credit balances of
factoring clients	1,118.7			962.4			851.5
Non-U.S. credit balances of
factoring clients	3.5			2.6			16.2
Non-interest bearing liabilities,
noncontrolling interests and
shareholders’ equity
Other liabilities	2,686.3			2,630.3			2,463.0
Noncontrolling interests	2.3			(1.7)			(6.0)
Stockholders’ equity	8,961.9			8,962.4			8,681.1

Total Average Liabilities and
Stockholders’ Equity	$49,246.0			$50,143.0			$56,654.9

Net revenue spread			(1.10)%			0.30%				2.45%
Impact of non-interest bearing
sources			1.71%			1.40%				1.04%

Net revenue/yield on
earning assets(2)		$68.8	0.61%		$197.1	1.70%		$456.1		3.49%

Six Month Average Balances(1) and Associated Income (dollars in millions)

	June 30, 2011			June 30, 2010

	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)

Deposits with banks	$8,336.9	$11.3	0.27%	$9,685.0	$8.5	0.18%
Investments	2,413.5	4.2	0.35%	348.2	6.1	3.50%
Loans and leases (including
held for sale)(2)(3)
U.S.	19,771.4	897.1	9.57%	26,446.9	1,561.8	12.20%
Non-U.S.	5,040.2	332.7	13.21%	6,928.4	552.1	15.98%

Total loans and leases(2)	24,811.6	1,229.8	10.34%	33,375.3	2,113.9	13.00%

Total interest earning assets /
interest income(2)(3)	35,562.0	1,245.3	7.21%	43,408.5	2,128.5	10.01%

Operating lease equipment, net(4)
U.S. Operating lease
equipment, net(4)	4,902.6	210.2	8.58%	4,997.9	181.4	7.26%
Non-U.S. operating lease
equipment, net(4)	6,181.5	315.0	10.19%	5,964.6	311.5	10.44%

Total operating lease
equipment, net(4)	11,084.1	525.2	9.48%	10,962.5	492.9	8.99%

Total earning assets(2)	46,646.1	1,770.5	7.76%	54,371.0	2,621.4	9.80%

Non interest earning assets
Cash due from banks	274.7			313.4
Allowance for loan losses	(410.4)			(189.6)
All other non-interest earning
assets	3,044.1			3,612.3

Total Average Assets	$49,554.5			$58,107.1

Average Liabilities
Borrowings
Deposits	$4,366.9	$49.5	2.27%	$4,872.8	39.1	1.60%
Long-term borrowings	32,527.4	1,455.1	8.95%	41,369.2	1,599.8	7.73%

Total interest-bearing liabilities	36,894.3	$1,504.6	8.16%	46,242.0	$1,638.9	7.09%

U.S. credit balances of
factoring clients	1,031.1			848.8
Non-U.S. credit balances of
factoring clients	2.9			16.5
Non-interest bearing liabilities,
noncontrolling interests and
shareholders’ equity
Other liabilities	2,668.2			2,433.3
Noncontrolling interests	0.1			(6.1)
Stockholders’ equity	8,957.9			8,572.6

Total Average Liabilities and
Stockholders’ Equity	$49,554.5			$58,107.1

Net revenue spread			(0.40)%			2.71%
Impact of non-interest bearing
sources			1.57%			0.96%

Net revenue/yield on
earning assets(2)		$265.9	1.17%		$982.5	3.67%

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

The average long-term borrowings balances presented below are derived based on daily balances and the average rates are based on a 30 days per month day count convention. The average rates include FSA amortization and prepayment fees, which due to the annualizing, can distort the derived rate. The debt coupon rates at June 30, 2011, on a pre-FSA basis, are as follows: Secured Borrowings — 2.37%, First Lien Facility — 6.25%, Secured Series A Notes — 7.00%, Secured Series C Notes (exchanged from Series A Notes) — 7.00%, Secured Series C Notes: $1.3 billion at 5.25% and $0.7 billion at 6.625%, and Other Debt — 5.72%.

Average Daily Long-term Borrowings Balances and Rates (dollars in millions)

	Quarters Ended

	June 30, 2011			March 31, 2011			June 30, 2010

	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)

Secured Borrowings	$10,038.4	$117.5	4.68%	$10,658.2	$129.6	4.86%	$12,972.2	$133.5	4.12%
First Lien Facility	3,039.8	50.7	6.68%	3,041.5	50.4	6.62%	5,857.3	153.0	10.45%
Secured Series A Notes(1)	15,363.0	539.3	14.04%	18,756.6	487.0	10.39%	18,882.2	443.7	9.40%
Secured Series B Notes(1)	–	–	–	25.1	2.1	16.03%	2,194.7	53.3	9.71%
Secured Series C Notes	2,000.0	30.1	6.02%	22.2	0.8	6.02%	–	–	–
Secured Series C Notes(1)
(Exchanged from Series A)	1,267.2	38.6	12.19%	–	–	–	–	–	–
Other Debt	146.8	4.4	12.11%	159.4	4.6	11.46%	210.9	5.7	10.81%

Long-term borrowings	$31,855.2	$780.6	9.80%	$32,663.0	$674.5	8.26%	$40,117.3	$789.2	7.87%

	Six Months Ended

	June 30, 2011			June 30, 2010

	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)

Secured Borrowings	$10,346.3	$247.1	4.78%	$13,799.1	$269.4	3.90%
First Lien Facility	3,040.6	101.1	6.65%	6,519.6	325.6	9.99%
Secured Series A Notes(1)	17,059.8	1,026.3	12.03%	18,844.6	886.8	9.41%
Secured Series B Notes(1)	12.5	2.1	16.03%	2,195.6	106.6	9.71%
Secured Series C Notes	1,011.1	30.9	6.11%	–	–	–
Secured Series C Notes(1) (Exchanged from Series A)	633.6	38.6	12.19%	–	–	–
Other Debt	153.1	9.0	11.77%	227.9	11.4	9.98%

Long-term borrowings	$32,257.0	$1,455.1	9.02%	$41,586.8	$1,599.8	7.69%

(1)	The interest expense for Series A Notes (including those exchanged) and Series B Notes include the following accelerated FSA accretion (amortization) and prepayment penalty fees:

	Quarters Ended			Six Months Ended

	June 30, 2011	March 31, 2011	June 30, 2010	June 30, 2011	June 30, 2010

First Lien Facility – accelerated FSA	$–	$–	$(26.5)	$–	$(37.4)
First Lien Facility – prepayment penalty	–	–	45.0	–	60.0
Secured Series A Notes – accelerated FSA	113.3	24.7	–	138.0	–
Secured Series A Notes – prepayment penalty	50.0	20.0	–	70.0	–
Secured Series B Notes – accelerated FSA	–	(13.5)	–	(13.5)	–
Secured Series B Notes – prepayment penalty	–	15.0	–	15.0	–

Total accelerated FSA and prepayment penalty	$163.3	$46.2	$18.5	$209.5	$22.6

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

Non-GAAP Reconciliations (dollars in millions)

	Quarters Ended			Six Months Ended

	June 30, 2011	March 31, 2011	June 30, 2010(4)	June 30, 2011	June 30, 2010(4)

Total Net Revenues(1)
Interest income	$602.1	$643.2	$1,023.8	$1,245.3	$2,128.5
Rental income on operating leases	417.9	413.3	417.9	831.2	843.7

Finance revenue	1,020.0	1,056.5	1,441.7	2,076.5	2,972.2
Interest expense	(805.7)	(698.9)	(807.5)	(1,504.6)	(1,638.9)
Depreciation on operating lease equipment	(145.5)	(160.5)	(178.1)	(306.0)	(350.8)

Net finance revenue	68.8	197.1	456.1	265.9	982.5
Other income	239.9	278.2	338.5	518.1	488.9

Total net revenues	$308.7	$475.3	$794.6	$784.0	$1,471.4

Net Operating Lease Revenue(2)
Rental income on operating leases	$417.9	$413.3	$417.9	$831.2	$843.7
Depreciation on operating lease equipment	(145.5)	(160.5)	(178.1)	(306.0)	(350.8)

Net operating lease revenue	$272.4	$252.8	$239.8	$525.2	$492.9

Net Finance Revenue as a % of Average Earning Assets
	Quarters Ended

	June 30, 2011		March 31, 2011		June 30, 2010(4)

Net finance revenue	$68.8	0.80%	$197.1	2.24%	$456.1	4.32%
FSA impact on net finance revenue	21.9	0.13%	(86.7)	(1.13)%	(411.1)	(3.95)%
Secured debt prepayment penalty fee	50.0	0.52%	35.0	0.35%	45.0	0.36%

Adjusted net finance revenue	$140.7	1.45%	$145.4	1.46%	$90.0	0.73%

	Six Months Ended

	June 30, 2011		June 30, 2010(4)

Net finance revenue	$265.9	1.53%	$982.5	4.50%
FSA impact on net finance revenue	(64.8)	(0.51)%	(858.4)	(4.02)%
Secured debt prepayment penalty fee	85.0	0.43%	60.0	0.24%

Adjusted net finance revenue	$286.1	1.45%	$184.1	0.72%

Earning Assets(3)	June 30, 2011	March 31, 2011	December 31, 2010	June 30, 2010(4)

Loans	$22,284.7	$23,736.7	$24,500.5	$29,388.6
Operating lease equipment, net	10,920.4	11,040.2	11,136.7	10,954.4
Assets held for sale	1,863.5	1,174.4	1,218.5	572.5
Credit balances of factoring clients	(1,084.9)	(1,110.7)	(935.3)	(877.3)

Total earning assets	$33,983.7	$34,840.6	$35,920.4	$40,038.2

(1)

Total net revenues are the combination of net finance revenue and other income and are an aggregation of all sources of revenue for the Company. Total net revenues are used by management to monitor business performance.

(2)

Total net operating lease revenue is the combination of rental income on operating leases less depreciation on operating lease equipment. Total net operating lease revenues are used by management to monitor portfolio performance.

(3)	Earnings assets are utilized in certain revenue and earnings ratios. Earning assets are net of credit balances of factoring clients. This net amount represents the amounts we fund.

(4)	Reflects previously restated balances as disclosed in the Company’s December 31, 2010 Form 10-K.

Non-accrual Loans (including assets held for sale) After and Before Fresh Start Accounting(1)

	June 30, 2011	FSA Adjustments	June 30, 2011	March 31, 2011	FSA Adjustments	March 31, 2011	December 31, 2010	FSA Adjustments	December 31, 2010

	Post-FSA		Pre-FSA	Post-FSA		Pre-FSA	Post-FSA		Pre-FSA

Corporate Finance

Non-accrual loans	804.4	268.0	1,072.4	1,004.1	278.2	1,282.3	1,239.8	364.2	1,604.0
Total loans	7,423.9	459.1	7,883.0	7,896.1	816.5	8,712.6	8,482.2	1,089.1	9,571.3
Non-accrual loans as a
percentage of total loans	10.84%		13.60%	12.72%		14.72%	14.62%		16.76%

Transportation Finance

Non-accrual loans	56.0	7.5	63.5	62.1	8.1	70.2	63.2	8.1	71.3
Total loans	1,356.3	102.2	1,458.5	1,282.6	122.5	1,405.1	1,388.9	147.9	1,536.8
Non-accrual loans as a
percentage of total loans	4.13%		4.36%	4.84%		5.00%	4.55%		4.64%

Trade Finance

Non-accrual loans	73.4	–	73.4	98.0	–	98.0	164.4	–	164.4
Total loans	2,538.4	–	2,538.4	2,622.6	–	2,622.6	2,387.4	–	2,387.4
Non-accrual loans as a
percentage of total loans	2.89%		2.89%	3.74%		3.74%	6.89%		6.89%

Vendor Finance

Non-accrual loans	127.2	37.5	164.7	140.9	44.9	185.8	147.9	27.0	174.9
Total loans	3,940.4	107.3	4,047.7	4,036.5	143.6	4,180.1	4,166.1	181.9	4,348.0
Non-accrual loans as a
percentage of total loans	3.23%		4.07%	3.49%		4.44%	3.55%		4.02%

Consumer

Non-accrual loans	0.8	0.2	1.0	0.9	–	0.9	0.7	0.3	1.0
Total loans	7,025.7	430.8	7,456.5	7,898.9	484.4	8,383.3	8,075.9	508.7	8,584.6
Non-accrual loans as a
percentage of total loans	0.01%		0.01%	0.01%		0.01%	0.01%		0.01%

Total

Non-accrual loans	1,061.8	313.2	1,375.0	1,306.0	331.2	1,637.2	1,616.0	399.6	2,015.6
Total loans	22,284.7	1,099.4	23,384.1	23,736.7	1,567.0	25,303.7	24,500.5	1,927.6	26,428.1
Non-accrual loans as a
percentage of total loans	4.76%		5.88%	5.50%		6.47%	6.60%		7.63%

(1)

Non-accrual loans are presented after and before fresh start accounting adjustments as an aid to trend analysis. As a result of fresh start accounting, the resulting metrics are not comparable to prior balances. Loans included in held for sale no longer have FSA adjustments.

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

  our liquidity risk and capital management, including our capital, leverage, and credit ratings, our liquidity plan, and our plans and the potential transactions designed to enhance our liquidity and capital, our plans to change our funding mix and to access new sources of funding to broaden our use of deposit taking,

  our credit risk management and credit quality,

  our asset/liability risk management,

  accretion and amortization of fresh start accounting adjustments,

  our funding, borrowing costs and net finance revenue,

  our operational risks, including success of systems enhancements and expansion of risk management and control functions,

  our mix of portfolio asset classes, including growth initiatives, acquisitions and divestitures, new products, new business and customer retention,

  legal risks,

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

ITEM 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2011. Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2011 due to the fact that there was a material weakness in our internal control over financial reporting as of December 31, 2010 as discussed in more detail below. Based on a number of factors, including remediation actions taken to address the material weakness, we believe the consolidated financial statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with generally accepted accounting principles.

As disclosed in Part II, Item 9A of the Company’s December 31, 2010 Form 10-K, management identified a series of deficiencies that in aggregate as of December 31, 2010 were determined to be a material weakness related to the Company’s application of Fresh Start Accounting (“FSA”). Specifically, the Company did not have effective controls over the processes to ensure proper accretion of discounts for loan prepayments, modifications, and charge-offs. The material weakness arose due to the complexities of applying FSA at the time of emergence from Bankruptcy and the ongoing complexity of the processes necessary to properly record accretion.

As of June 30, 2011, management believes it has placed in operation controls to address the material weakness; however given the timing of certain remediation activities there was not sufficient evidence to conclude upon their sustained effectiveness. As a result, management is evaluating the operating effectiveness of the controls implemented to ensure sustainability and will take further remediation actions as may be necessary.

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

(b) Changes In Internal Control Over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part Two — Other Information

ITEM 1. Legal Proceedings

CIT is currently involved, and from time to time in the future may be involved, in a number of judicial, regulatory, and arbitration proceedings relating to matters that arise in connection with the conduct of its business (collectively, “Litigation”), certain of which Litigation matters are described in Note 12 — Contingencies of Item 1. Consolidated Financial Statements. In view of the inherent difficulty of predicting the outcome of Litigation matters, particularly when such matters are in their early stages or where the claimants seek indeterminate damages, CIT cannot state with confidence what the eventual outcome of the pending Litigation will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines, or penalties related to each pending matter may be. In accordance with applicable accounting guidance, CIT establishes reserves for Litigation when those matters present loss contingencies as to which it is both probable that a loss will occur and the amount of such loss can be reasonably estimated. Based on currently available information, CIT believes that the results of Litigation that is currently pending, taken together, will not have a material adverse effect on the Company’s financial condition, but may be material to the Company’s operating results or cash flows for any particular period, depending in part on its operating results for that period. The actual results of resolving such matters may be substantially higher than the amounts reserved. For more information about pending legal proceedings, including an estimate of certain reasonably possible losses in excess of reserved amounts, see Note 12 — Contingencies of Item 1. Consolidated Financial Statements.

ITEM 1A. Risk Factors

For a discussion of certain risk factors affecting CIT, see Part I, Item 1A: Risk Factors, of CIT’s 2010 Annual Report on Form 10-K and Forward-Looking Statements of this Form 10-Q.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

No purchases of CIT equity securities were made during the 2011 second quarter and there were no such equity securities that may yet be purchased under any repurchase plans or programs.

ITEM 5. Other Information

On May 10, 2011, CIT held its 2011 Annual Meeting of Stockholders (the “Annual Meeting”), at the Company’s offices in Livingston, New Jersey. A total of 200,478,847 shares of the Company’s common stock were entitled to vote as of March 14, 2011, the record date for the Annual Meeting. There were 176,365,811 shares present in person or by proxy at the Annual Meeting. Among other matters acted upon at the Annual Meeting, the stockholders were asked to cast an advisory (non-binding) vote on the frequency with which advisory (non-binding) votes should be held on the compensation of the Company’s named executive officers.

As reported on Form 8-K filed May 10, 2011, the advisory (non-binding) vote of the shareholders supported holding an advisory (non-binding) vote on the compensation of the Company’s named executive officers, pursuant to the SEC’s compensation disclosure rules, each year based on the following votes:

One Year	Two Years	Three Years	Abstain
150,530,760	67,213	8,501,118	567,088

In light of this vote, the Board of Directors has determined that it will hold an advisory (non-binding) vote of the shareholders on the compensation of the Company’s named executive officers every year.

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

4.3

First Amendment to Series A First Supplemental Indenture among CIT, certain Guarantors named therein, and Deutsche Bank Trust Company Americas, dated as of May 31, 2011 (incorporated by reference to Exhibit 4.4 to Form 8-K filed June 20, 2011

4.4

Indenture dated as of December 10, 2009 between CIT Group Funding Company of Delaware, LLC and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.3 to Form 8-K filed December 16, 2009).

4.5

First Supplemental Indenture dated as of December 10, 2009 among CIT Group Funding Company of Delaware, LLC, CIT Group Inc. and the other Guarantors named therein and Deutsche Bank Trust Company Americas for the issuance of series B second-priority secured notes (incorporated by reference to Exhibit 4.4 to Form 8-K filed December 16, 2009).

4.6

Indenture dated as of January 20, 2006 between CIT Group Inc. and The Bank of New York Mellon (as successor to JPMorgan Chase Bank N.A.) for the issuance of senior debt securities (incorporated by reference to Exhibit 4.3 to Form S-3 filed January 20, 2006).

4.7

First Supplemental Indenture dated as of February 13, 2007 between CIT Group Inc. and The Bank of New York Mellon (as successor to JPMorgan Chase Bank N.A.) for the issuance of senior debt securities (incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 13, 2007).

4.8

Third Supplemental Indenture dated as of October 1, 2009, between CIT Group Inc. and The Bank of New York Mellon (as successor to JPMorgan Chase Bank N.A.) relating to senior debt securities (incorporated by reference to Exhibit 4.4 to Form 8-K filed on October 7, 2009).

4.9

Fourth Supplemental Indenture dated as of October 16, 2009 between CIT Group Inc. and The Bank of New York Mellon (as successor to JPMorgan Chase Bank N.A.) relating to senior debt securities (incorporated by reference to Exhibit 4.1 to Form 8-K filed October 19, 2009).

4.10

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

4.11

Third Restatement Agreement dated as of August 11, 2010 among CIT Group Inc., certain subsidiaries of CIT Group Inc., Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 12, 2010).

4.12

Framework Agreement, dated July 11, 2008, among ABN AMRO Bank N.V., as arranger, Madeleine Leasing Limited, as initial borrower, CIT Aerospace International, as initial head lessee, and CIT Group Inc., as guarantor, as amended by the Deed of Amendment, dated July 19, 2010, among The Royal Bank of Scotland N.V. (f/k/a ABN AMRO Bank N.V.), as arranger, Madeleine Leasing Limited, as initial borrower, CIT Aerospace International, as initial head lessee, and CIT Group Inc., as guarantor, as supplemented by Letter Agreement No. 1 of 2010, dated July 19, 2010, among The Royal Bank of Scotland N.V., as arranger, CIT Aerospace International, as head lessee, and CIT Group Inc., as guarantor, as amended and supplemented by the Accession Deed, dated July 21, 2010, among The Royal Bank of Scotland N.V., as arranger, Madeleine Leasing Limited, as original borrower, and Jessica Leasing Limited, as acceding party, as supplemented by Letter Agreement No. 2 of 2010, dated July 29, 2010, among The Royal Bank of Scotland N.V., as arranger, CIT Aerospace International, as head lessee, and CIT Group Inc., as guarantor, relating to certain Export Credit Agency sponsored secured financings of aircraft and related assets (incorporated by reference to Exhibit 4.11 to Form 10-K filed March 10, 2011).

4.13

Form of All Parties Agreement among CIT Aerospace International, as head lessee, Madeleine Leasing Limited, as borrower and lessor, CIT Group Inc., as guarantor, various financial institutions, as original ECA lenders, ABN AMRO Bank N.V., Paris Branch, as French national agent, ABN AMRO Bank N.V., Niederlassung Deutschland, as German national agent, ABN AMRO Bank N.V., London Branch, as British national agent, ABN AMRO Bank N.V., London Branch, as ECA facility agent, ABN AMRO Bank N.V., London Branch, as security trustee, and CIT Aerospace International, as servicing agent, relating to certain Export Credit Agency sponsored secured financings of aircraft and related assets during the 2008 and 2009 fiscal years (incorporated by reference to Exhibit 4.12 to Form 10-K filed March 10, 2011).

4.14

Form of ECA Loan Agreement among Madeleine Leasing Limited, as borrower, various financial institutions, as original ECA lenders, ABN AMRO Bank N.V., Paris Branch, as French national agent, ABN AMRO Bank N.V., Niederlassung Deutschland, as German national agent, ABN AMRO Bank N.V., London Branch, as British national agent, ABN AMRO Bank N.V., London Branch, as ECA facility agent, ABN AMRO Bank N.V., London Branch, as security trustee, and CIT Aerospace International, as servicing agent, relating to certain Export Credit Agency sponsored secured financings of aircraft and related assets during the 2008 and 2009 fiscal years (incorporated by reference to Exhibit 4.13 to Form 10-K filed March 10, 2011).

4.15

Form of Aircraft Head Lease between Madeleine Leasing Limited, as lessor, and CIT Aerospace International, as head lessee, relating to certain Export Credit Agency sponsored secured financings of aircraft and related assets during the 2008 and 2009 fiscal years (incorporated by reference to Exhibit 4.14 to Form 10-K filed March 10, 2011).

4.16

Form of Proceeds and Intercreditor Deed among Madeleine Leasing Limited, as borrower and lessor, various financial institutions, ABN AMRO Bank N.V., Paris Branch, as French national agent, ABN AMRO Bank N.V., Niederlassung Deutschland, as German national agent, ABN AMRO Bank N.V., London Branch, as British national agent, ABN AMRO Bank N.V., London Branch, as ECA facility agent, ABN AMRO Bank N.V., London Branch, as security trustee, relating to certain Export Credit Agency sponsored secured financings of aircraft and related assets during the 2008 and 2009 fiscal years (incorporated by reference to Exhibit 4.15 to Form 10-K filed March 10, 2011).

4.17

Form of All Parties Agreement among CIT Aerospace International, as head lessee, Jessica Leasing Limited, as borrower and lessor, CIT Group Inc., as guarantor, various financial institutions, as original ECA lenders, Citibank International plc, as French national agent, Citibank International plc, as German national agent, Citibank International plc, as British national agent, The Royal Bank of Scotland N.V., London Branch, as ECA facility agent, The Royal Bank of Scotland N.V., London Branch, as security trustee, CIT Aerospace International, as servicing agent, and Citibank, N.A., as administrative agent, relating to certain Export Credit Agency sponsored secured financings of aircraft and related assets during the 2010 fiscal year (incorporated by reference to Exhibit 4.16 to Form 10-K filed March 10, 2011).

4.18

Form of ECA Loan Agreement among Jessica Leasing Limited, as borrower, various financial institutions, as original ECA lenders, Citibank International plc, as French national agent, Citibank International plc, as German national agent, Citibank International plc, as British national agent, The Royal Bank of Scotland N.V., London Branch, as ECA facility agent, The Royal Bank of Scotland N.V., London Branch, as security trustee, and Citibank, N.A., as administrative agent, relating to certain Export Credit Agency sponsored secured financings of aircraft and related assets during the 2010 fiscal year (incorporated by reference to Exhibit 4.17 to Form 10-K filed March 10, 2011).

4.19

Form of Aircraft Head Lease between Jessica Leasing Limited, as lessor, and CIT Aerospace International, as head lessee, relating to certain Export Credit Agency sponsored secured financings of aircraft and related assets during the 2010 fiscal year (incorporated by reference to Exhibit 4.18 to Form 10-K filed March 10, 2011).

4.20

Form of Proceeds and Intercreditor Deed among Jessica Leasing Limited, as borrower and lessor, various financial institutions, as original ECA lenders, Citibank International plc, as French national agent, Citibank International plc, as German national agent, Citibank International plc, as British national agent, The Royal Bank of Scotland N.V., London Branch, as ECA facility agent, The Royal Bank of Scotland N.V., London Branch, as security trustee, and Citibank, N.A., as administrative agent, relating to certain Export Credit Agency sponsored secured financings of aircraft and related assets during the 2010 fiscal year (incorporated by reference to Exhibit 4.19 to Form 10-K filed March 10, 2011).

4.21	Indenture, dated as of March 30, 2011, between CIT Group Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed March 31, 2011).

4.22

First Supplemental Indenture, dated as of March 30, 2011, between CIT Group Inc., the Guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee (including the Form of 5.250% Note due 2014 and the Form of 6.625% Note due 2018) (incorporated by reference to Exhibit 4.2 to Form 8-K filed March 31, 2011).

4.23

Second Supplemental Indenture among CIT, certain Guarantors named therein and Deutsche Bank Trust Company Americas (as trustee, Series C parent collateral agent, and Series C subsidiary collateral agent), dated as of June 15, 2011 ((incorporated by reference to Exhibit 4.1 to Form 8-K filed June 20, 2011).

4.24

Registration Rights Agreement, dated as of March 30, 2011, among CIT Group Inc., the Guarantors named therein, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc. and J.P. Morgan Securities LLC, as representatives for the initial purchasers named therein (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 31, 2011).

4.25

Registration Rights Agreement, dated as of June 15, 2011, among CIT Group Inc., the Guarantors named therein, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as dealer-manager (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 20, 2011).

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

10.15	Form of CIT Group Inc. Two Year Restricted Stock Unit Award Agreement, dated July 29, 2010 (incorporated by reference to Exhibit 10.31 to Form 10-Q filed August 9, 2010).

10.16*	Letter Agreement, dated June 2, 2010, between CIT Group Inc. and Scott T. Parker (incorporated by reference to Exhibit 99.3 to Form 8-K filed July 6, 2010).

10.17	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Unit Retention Award Agreement (incorporated by reference to Exhibit 10.33 to Form 10-Q filed August 9, 2010).

10.18	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.34 to Form 10-Q filed August 9, 2010).

10.19	Form of CIT Group Inc. Long-term Incentive Plan Stock Option Award Agreement (One Year Vesting) (incorporated by reference to Exhibit 10.35 to Form 10-Q filed August 9, 2010).

10.20	Form of CIT Group Inc. Long-term Incentive Plan Stock Option Award Agreement (Three Year Vesting) (incorporated by reference to Exhibit 10.36 to Form 10-Q filed August 9, 2010).

10.21	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Award Agreement (One Year Vesting) (incorporated by reference to Exhibit 10.37 to Form 10-Q filed August 9, 2010).

10.22	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Award Agreement (Three Year Vesting) (incorporated by reference to Exhibit 10.38 to Form 10-Q filed August 9, 2010).

10.23	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Unit Director Award Agreement (Initial Grant) (incorporated by reference to Exhibit 10.39 to Form 10-Q filed August 9, 2010).

10.24	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Unit Director Award Agreement (Annual Grant) (incorporated by reference to Exhibit 10.40 to Form 10-Q filed August 9, 2010).

10.25	Form of Tax Agreement by and between Tyco International Ltd. and CIT (incorporated by reference to Exhibit 10.27 to Amendment No. 2 to the Registration Statement on Form S-1 filed June 12, 2002).

10.26*	Amended and Restated Employment Agreement, dated as of May 7, 2008, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.35 to Form 10-K filed March 2, 2009).

10.27*	Extension of Term of Employment Agreement, dated as of November 24, 2008, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.36 to Form 10-K filed March 2, 2009).

10.28*	Amendment to Employment Agreement, dated December 22, 2008, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.37 to Form 10-K filed March 2, 2009).

10.29*	Extension of Term of Employment Agreement, dated December 21, 2009, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.24 to Form 10-K filed March 16, 2010).

10.30*	Extension of Term of Employment Agreement, dated March 14, 2011, between CIT Group Inc. and C. Jeffrey Knittel.

10.31*	Letter Agreement, dated April 21, 2010, between CIT Group Inc. and Nelson J. Chai.

10.32*	Letter Agreement, dated April 8, 2010, between CIT Group Inc. and Lisa K. Polsky.

10.33	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (with Good Reason).

10.34	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (without Good Reason).

10.35	Airbus A320 NEO Family Aircraft Purchase Agreement, dated as of July 28, 2011, between Airbus S.A.S. and C.I.T. Leasing Corporation.

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

32.1****	Certification of John A. Thain pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2****	Certification of Scott T. Parker pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

101.INS

XBRL Instance Document (Includes the following financial information included in the Company’s Quarterly Report on Form 10- Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.)

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

***

Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission in accordance with an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

****	This information is furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 9, 2011

CIT GROUP INC.

/s/ Scott T. Parker

Scott T. Parker
Executive Vice President and
Chief Financial Officer

/s/ Carol Hayles

Carol Hayles
Senior Vice President and
Controller