Form 10-Q
period 2011-09-30
CIT GROUP INC
filed 2011-11-09
CIK 1171825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X|	Quarterly Report Pursuant to Section 13 or 15(d) or of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2011	|_|	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-31369

CIT GROUP INC.
(Exact name of Registrant as specified in its charter)

Delaware	65-1051192
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

11 West 42nd Street New York, New York	10036
(Address of Registrant’s principal executive offices)	(Zip Code)

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

As of October 31, 2011 there were 200,640,096 shares of the registrant’s common stock outstanding.

Part One—Financial Information

ITEM 1.	Consolidated Financial Statements

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited) (dollars in millions – except per share data)

	September 30,	December 31,
	2011	2010
Assets
Cash and due from banks	$568.9	$734.1
Interest bearing deposits, including restricted balances of $2,025.8 at September 30, 2011 and $2,553.8 at December 31, 2010(1)	6,320.2	10,469.9
Investment securities	723.1	328.5
Trading assets at fair value – derivatives	77.3	25.7
Assets held for sale(1)	1,512.6	1,218.5
Loans (see Note 5 for amounts pledged)	21,812.3	24,500.5
Allowance for loan losses	(414.5)	(416.2)
Total loans, net of allowance for loan losses(1)	21,397.8	24,084.3
Operating lease equipment, net (see Note 5 for amounts pledged)(1)	11,191.0	11,136.7
Unsecured counterparty receivable	534.0	534.5
Goodwill	264.5	277.4
Intangible assets, net	73.5	119.2
Other assets	1,814.9	2,029.4
Total Assets	$44,477.8	$50,958.2
Liabilities
Deposits	$4,958.9	$4,536.2
Trading liabilities at fair value – derivatives	93.5	126.3
Credit balances of factoring clients	1,092.9	935.3
Other liabilities	2,427.3	2,466.9
Long-term borrowings, including $1,706.1 and $3,686.3 contractually due within twelve months at September 30, 2011 and December 31, 2010, respectively	27,001.0	33,979.8
Total Liabilities	35,573.6	42,044.5
Stockholders’ Equity
Common stock: $0.01 par value, 600,000,000 authorized
Issued: 200,947,645 at September 30, 2011 and 200,690,938 at December 31, 2010	2.0	2.0
Outstanding: 200,636,456 at September 30, 2011 and 200,463,197 at December 31, 2010
Paid-in capital	8,453.8	8,434.1
Retained earnings	499.6	498.3
Accumulated other comprehensive income	(39.4)	(9.6)
Treasury stock: 311,189 shares at September 30, 2011 and 227,741 at December 31, 2010, at cost	(12.5)	(8.8)
Total Common Stockholders' Equity	8,903.5	8,916.0
Noncontrolling minority interests	0.7	(2.3)
Total Equity	8,904.2	8,913.7
Total Liabilities and Equity	$44,477.8	$50,958.2
(1)	The following table presents information on assets and liabilities related to Variable Interest Entities (VIEs) that are consolidated by the Company. The difference between total VIE assets and liabilities represents the Company’s interests in those entities, which were eliminated in consolidation. The assets of the consolidated VIEs will be used to settle the liabilities of those entities and, except for the Company’s interest in the VIEs, are generally not available to the creditors of CIT or any affiliates of CIT.
Assets
Interest bearing deposits, restricted	$695.0	$931.2
Assets held for sale	171.7	100.0
Total loans, net of allowance for loan losses	9,839.9	12,041.5
Operating lease equipment, net	2,948.1	2,900.0
Total Assets	$13,654.7	$15,972.7
Liabilities
Beneficial interests issued by consolidated VIEs (classified as long-term borrowings)	$8,995.2	$10,764.7
Total Liabilities	$8,995.2	$10,764.7

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) (dollars in millions – except per share data)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010(1)	2011	2010(1)
Interest income
Interest and fees on loans	$502.6	$830.9	$1,732.4	$2,944.8
Interest and dividends on investments	8.2	7.2	23.7	21.8
Interest income	510.8	838.1	1,756.1	2,966.6
Interest expense
Interest on long-term borrowings	(573.4)	(710.4)	(2,028.5)	(2,310.2)
Interest on deposits	(28.4)	(23.7)	(77.9)	(62.8)
Interest expense	(601.8)	(734.1)	(2,106.4)	(2,373.0)
Net interest revenue	(91.0)	104.0	(350.3)	593.6
Provision for credit losses	(47.8)	(165.1)	(255.9)	(637.9)
Net interest revenue, after credit provision	(138.8)	(61.1)	(606.2)	(44.3)
Other income
Rental income on operating leases	408.0	397.7	1,239.2	1,241.4
Other	234.8	289.5	752.9	778.4
Total other income	642.8	687.2	1,992.1	2,019.8
Total revenue, net of interest expense and credit provision	504.0	626.1	1,385.9	1,975.5
Other expenses
Depreciation on operating lease equipment	(123.3)	(161.7)	(429.3)	(512.5)
Operating expenses	(219.9)	(228.8)	(682.1)	(768.3)
Loss on debt extinguishments	(146.6)	—	(146.6)	—
Total other expenses	(489.8)	(390.5)	(1,258.0)	(1,280.8)
Income before provision for income taxes	14.2	235.6	127.9	694.7
Provision for income taxes	(31.1)	(117.3)	(123.7)	(248.9)
Net income before attribution of noncontrolling interests	(16.9)	118.3	4.2	445.8
Net income attributable to noncontrolling interests, after tax	0.6	(2.5)	(2.9)	(3.8)
Net (loss) income	$(16.3)	$115.8	$1.3	$442.0

Basic earnings per common share	$(0.08)	$0.58	$0.01	$2.21
Diluted earnings per common share	$(0.08)	$0.58	$0.01	$2.20

Average number of common shares – basic (thousands)	200,714	200,323	200,659	200,147
Average number of common shares – diluted (thousands)	200,714	200,668	200,837	200,464

(1)	These restated balances were disclosed in Note 26 of the Company’s Form 10-K for the year ended December 31, 2010.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited) (dollars in millions)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Treasury Stock	Noncontrolling Interest in Subsidiaries	Total Stockholders' Equity

December 31, 2010	$2.0	$8,434.1	$498.3	$(9.6)	$(8.8)	$(2.3)	$8,913.7
Net income			1.3	—	—	2.9	4.2
Foreign currency translation adjustments				(29.2)			(29.2)
Change in fair values of derivatives qualifying as cash flow hedges				1.0			1.0
Unrealized gain on available for sale equity investments, net				(1.5)			(1.5)
Minimum pension liability adjustment				(0.1)			(0.1)
Total comprehensive (loss)							(25.6)
Restricted stock and stock option expenses	—	19.4		—	(3.7)	—	15.7
Equity distribution						0.1	0.1
Employee stock purchase plan participation		0.3					0.3
September 30, 2011	$2.0	$8,453.8	$499.6	$(39.4)	$(12.5)	$0.7	$8,904.2

December 31, 2009	$2.0	$8,398.0	$—	$—	$—	$1.4	$8,401.4
Adoption of new accounting pronouncement			(18.4)			(8.4)	(26.8)
Net income			442.0			3.8	445.8
Foreign currency translation adjustments				0.6			0.6
Change in fair values of derivatives qualifying as cash flow hedges				—			—
Unrealized gain on available for sale equity investments, net				0.8			0.8
Minimum pension liability adjustment				(0.3)			(0.3)
Total comprehensive income							446.9
Restricted stock and stock option expenses		28.6			(4.0)		24.6
Equity distribution						(0.2)	(0.2)
September 30, 2010(1)	$2.0	$8,426.6	$423.6	$1.1	$(4.0)	$(3.4)	$8,845.9
(1)	These restated balances were disclosed in Note 26 of the Company’s Form 10-K for the year ended December 31, 2010.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (dollars in millions)

	Nine Months Ended September 30,
	2011	2010(1)

Cash Flows From Operations
Net income	$1.3	$442.0
Adjustments to reconcile net income to net cash flows from operations:
Provision for credit losses	255.9	637.9
Net depreciation, amortization and (accretion)	404.9	(437.6)
Net gains on equipment, receivable and investment sales	(385.4)	(352.4)
Loss on debt extinguishment	121.6	—
Provision for deferred income taxes	26.0	109.2
Decrease in finance receivables held for sale	11.4	13.1
Decrease (increase) in other assets	87.4	(355.2)
(Decrease) increase in accrued liabilities and payables	(122.8)	224.2
Net cash flows provided by operations	400.3	281.2
Cash Flows From Investing Activities
Loans extended and purchased	(15,225.4)	(13,659.6)
Principal collections of loans and investments	16,719.8	19,282.3
Purchases of investment securities	(13,928.4)	(131.9)
Proceeds from maturities and sales of investment securities	13,512.2	152.2
Proceeds from asset and receivable sales	2,524.0	3,912.5
Purchases of assets to be leased and other equipment	(1,080.5)	(867.6)
Net decrease in short-term factoring receivables	(39.2)	346.4
Change in restricted cash	528.0	(162.2)
Net cash flows provided by investing activities	3,010.5	8,872.1
Cash Flows From Financing Activities
Proceeds from the issuance of term debt	4,876.1	2,662.9
Repayments of term debt	(12,577.1)	(10,266.3)
Net increase (decrease) in deposits	441.6	(401.9)
Net repayments of non-recourse leveraged lease debt	(4.5)	(17.7)
Collection of security deposits and maintenance funds	418.3	542.2
Repayment and usage of security deposits and maintenance funds	(352.1)	(487.8)
Net cash flows used in financing activities	(7,197.7)	(7,968.6)
(Decrease) increase in cash and cash equivalents	(3,786.9)	1,184.7
Unrestricted cash and cash equivalents, beginning of period	8,650.2	8,405.2
Unrestricted cash and cash equivalents, end of period	$4,863.3	$9,589.9

Supplementary Cash Flow Disclosure
Interest paid	$1,546.7	$2,092.4
Federal, foreign, state and local income taxes paid (collected), net	$55.0	$3.1
Supplementary Non Cash Flow Disclosure
Transfer of finance receivables from held for investment to held for sale	$1,778.3	$2,147.5
Transfer of finance receivables from held for sale to held for investment	$133.3	$64.8

(1)	These restated balances were disclosed in Note 26 of the Company’s Form 10-K for the year ended December 31, 2010.

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

In preparing the consolidated financial statements, all significant intercompany accounts and transactions have been eliminated. These consolidated financial statements, which have been prepared in accordance with the instructions to Form 10-Q, do not include all information and note disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The financial statements in this Form 10-Q have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of CIT’s financial position, results of operations and cash flows in accordance with GAAP. These consolidated financial statements should be read in conjunction with our current Form 10-K on file.

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

Restatement

The September 30, 2010 amounts have been restated to correct for errors found by the Company subsequent to the filing of its third quarter 2010 report on Form 10-Q related primarily to the application of FSA, the effects of which were disclosed in the Company’s December 31, 2010 Form 10-K. The effect of the restatement decreased net income for the quarter ended September 30, 2010 by approximately $16 million to $116 million and increased net income for the nine months then ended by $24 million to $442 million as compared to the amount originally reported in the September 30, 2010 Form 10-Q. Comparisons to the 2010 third quarter balances are to the restated amounts. See the Company’s December 31, 2010 Form 10-K, Note 26 — Selected Quarterly Financial Data (Unaudited), for further information.

SIGNIFICANT ACCOUNTING POLICIES

Investments

During 2011, the Company utilized cash to invest in securities. Previously, investments were not considered significant and our Form 10-K did not include an investment policy. The following summarizes the Company’s accounting policies relating to investment securities:

•	Debt and equity securities classified as “available-for-sale” (AFS) are carried at fair value with changes in fair value reported in accumulated other comprehensive income, net of applicable income taxes. Credit- related declines in fair value that are determined to be other than temporary are recorded in earnings immediately. Realized gains and losses on sales are included in Other income on a specific identification cost basis, and interest and dividend income on AFS securities is included in Interest and dividends on investments.
•	Debt securities classified as “held-to-maturity” represent securities that the Company has both the ability and the intent to hold until maturity, and are carried at amortized cost. For those securities that the Company does not intend to sell or expect to be required to sell, credit-related impairment is recognized in earnings, with the non-credit related impairment recorded in Accumulated Other Comprehensive Income (“AOCI”). Interest on such securities is included in Interest and dividends on investments.
•	Equity investments without readily determinable fair values are carried at cost and periodically assessed for other-than-temporary impairment, with the cost basis reduced when impairment is deemed to be other-than-temporary.

NEW ACCOUNTING PRONOUNCEMENTS

Disclosures about the Credit Quality of Finance Receivables and the Allowance for Credit Losses

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Finance Receivables and the Allowance for Credit Losses, which provides guidance that requires enhanced disclosures surrounding the credit characteristics of the Company’s loan portfolio. The Company adopted the required disclosures of this guidance in its Form 10-K, Notes 1, 2 and 3, which included enhanced qualitative accounting policies and quantitative disclosures on segment and class levels as well as credit characteristics. The new disclosures on the roll forward of the allowance for credit losses were effective for the first quarter 2011 Form 10-Q and are disclosed in Note 3. The adoption of this guidance affects CIT’s disclosures regarding loans and allowance for loan losses, but does not affect its financial condition or results of operations. The FASB had deferred the Troubled Debt Restructuring (“TDR”) disclosure requirements that were part of this ASU, to be concurrent with the effective date of recently issued guidance for identifying TDRs. See discussion below under Troubled Debt Restructurings.

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

In addition, in September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, that permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test required in FASB Account Standard Codification (“ASC”) Topic 350, Intangibles—Goodwill & Other. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. The ASU’s objective is to simplify how an entity tests goodwill for impairment and is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with an early adoption permitted. The Company is evaluating the requirements but does not believe that it will have a material impact on the Consolidated Balance Sheets or Statements of Operations upon adoption.

Troubled Debt Restructurings

In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether Restructuring Is a Troubled Debt Restructuring, to clarify the guidance for accounting for TDRs, effective for interim and annual periods beginning after June 15, 2011. The ASU clarifies the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties, such as:

•	Creditors cannot assume that debt extensions at or above a borrower’s original contractual rate do not constitute troubled debt restructurings.
•	If a borrower doesn’t have access to funds at a market rate for debt with characteristics similar to the restructured debt that may indicate that the creditor has granted a concession.
•	A borrower that is not currently in default may still be considered to be experiencing financial difficulty when payment default is considered probable in the foreseeable future.

The ASU was effective for the Company’s third quarter Form 10Q and its adoption did not have a material impact on the Consolidated Balance Sheets or Statements of Operations.

In addition, the TDR disclosure requirements of ASU 2010-20, Disclosures about the Credit Quality of Finance Receivables and the Allowance for Credit Losses , that had been deferred in ASU 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, became effective for the Company’s third quarter Form 10Q. ASU 2010-20 requires the following additional TDR disclosures:

•	The nature and financial effect of TDRs that occurred during the period by class of financing receivables and their effect on the Allowance for Loan and Lease Losses, and
•	The nature and amount of financing receivables modified as TDRs within the previous 12 months that defaulted during the reporting period by class of financing receivables and their effect on the Allowance for Loan and Lease Losses.

The Company adopted the guidance for the third quarter Form 10Q and the additional disclosures on the nature and extent of TDRs are included in Note 2. The adoption of the guidance did not affect materially the Allowance for Loan and Lease Losses.

Fair Value Measurement

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. The disclosure requirements have been enhanced. The most significant change will require entities, for their recurring Level 3 fair value measurements, to disclose quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements. New disclosures are required about the use of a nonfinancial asset measured or disclosed at fair value if its use differs from its highest and best use. In addition, entities must report the level in the fair value hierarchy of assets and liabilities not recorded at fair value but where fair value is disclosed. The amendment is effective for fiscal years beginning after December 15, 2011, with early adoption prohibited. The Company is evaluating the impact of this amendment.

Comprehensive Income

In June 2011, the FASB issued ASU 2011-05 to amend the guidance on the presentation of comprehensive income in FASB ASC Topic 220, Comprehensive Income that would require companies to present a single statement of comprehensive income or two consecutive statements. The proposed guidance would make the financial statement presentation of other comprehensive income more prominent by eliminating the alternative to present comprehensive income within the statement of equity. The ASU will be effective for annual periods beginning after December 15, 2011.

The adoption of the guidance will not affect the Company’s financial condition but will change the presentation of the statement of operations.

On October 21, 2011, the Financial Accounting Standards Board (FASB) decided to propose a deferral of the new requirement to present reclassifications of other comprehensive income on the face of the income statement. Companies would still be required to adopt the other requirements contained in the new accounting standard for the presentation of comprehensive income.

NOTE 2 — LOANS

The following table presents finance receivables by segment, based on obligor location:

Finance Receivables (dollars in millions)

	September 30, 2011			December 31, 2010
	Domestic	Foreign	Total	Domestic	Foreign	Total
Corporate Finance	$5,694.0	$1,471.5	$7,165.5	$6,482.4	$1,999.8	$8,482.2
Transportation Finance	1,004.6	343.1	1,347.7	1,098.8	290.1	1,388.9
Trade Finance	2,408.5	142.6	2,551.1	2,207.7	179.7	2,387.4
Vendor Finance	2,314.7	1,550.0	3,864.7	2,582.9	1,583.2	4,166.1
Consumer	6,867.5	15.8	6,883.3	8,058.8	17.1	8,075.9
Total	$18,289.3	$3,523.0	$21,812.3	$20,430.6	$4,069.9	$24,500.5

The following table presents selected information related to components of the net investment in finance receivables.

Components of Net Investment in Finance Receivables
(dollars in millions)

	September 30, 2011	December 31, 2010
Unearned Income	$(1,098.8)	$(1,356.3)
Net amortized deferred fees and costs	31.9	16.0
Total finance leases	4,117.2	4,522.1

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

The definitions of these ratings are as follows:

•	Pass – finance receivables in this category do not meet the criteria for classification in one of the categories below.
•	Special mention – a special mention asset exhibits potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects.
•	Substandard – a substandard asset is inadequately protected by the current sound worth and paying capacity of the borrower, and is characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected.
•	Doubtful – a doubtful asset has weaknesses that make collection or liquidation in full unlikely on the basis of current facts, conditions, and values.
9

•	Loss – a loss asset is considered uncollectible and of little or no value. The Company’s assets classified as loss are generally charged off and therefore do not appear in the following tables.

Substantially all of the commercial Doubtful accounts were on non-accrual status at September 30, 2011 and December 31, 2010, and approximately one-fifth and one-third, respectively, of the Substandard accounts were on non-accrual status as of those dates.

Finance Receivables(1) – By Classification (dollars in millions)

September 30, 2011	Corporate Finance – Other	Corporate Finance – SBL	Transportation Finance	Trade Finance	Vendor Finance US	Vendor Finance International	Total Commercial	Total Consumer	Totals(1)
Grade:
Pass	$4,312.3	$276.6	$727.6	$2,011.9	$1,990.3	$1,565.3	$10,884.0	$6,779.4	$17,663.4
Special mention	1,078.0	238.2	355.4	320.4	136.7	102.3	2,231.0	382.5	2,613.5
Substandard	1,103.3	155.8	238.3	186.9	144.1	78.7	1,907.1	405.1	2,312.2
Doubtful	252.8	146.8	26.4	31.9	38.8	18.0	514.7	2.6	517.3
Total	$6,746.4	$817.4	$1,347.7	$2,551.1	$2,309.9	$1,764.3	$15,536.8	$7,569.6	$23,106.4
Non-accrual loans	$514.0	$169.6	$54.5	$94.0	$58.3	$22.7	$913.1	$0.6	$913.7
December 30, 2010	Corporate Finance – Other	Corporate Finance – SBL	Transportation Finance	Trade Finance	Vendor Finance US	Vendor Finance International	Total Commercial	Total Consumer	Totals(1)
Grade:
Pass	$4,843.4	$360.9	$652.3	$1,977.9	$2,198.5	$1,867.9	$11,900.9	$7,348.4	$19,249.3
Special mention	1,275.6	161.0	540.8	244.3	142.5	193.1	2,557.3	358.2	2,915.5
Substandard	1,205.1	211.8	192.4	123.0	180.7	135.4	2,048.4	614.4	2,662.8
Doubtful	460.0	183.6	3.4	42.2	55.4	60.8	805.4	1.6	807.0
Total	$7,784.1	$917.3	$1,388.9	$2,387.4	$2,577.1	$2,257.2	$17,312.0	$8,322.6	$25,634.6
Non-accrual loans	$1,025.4	$214.4	$63.2	$164.4	$80.2	$67.7	$1,615.3	$0.7	$1,616.0
(1)	Balances include $1,294.1 million and $1,134.1 million of loans in Assets Held for Sale at September 30, 2011 and December 31, 2010, respectively, which are measured at the lower of cost or fair value. ASU 2010-20 does not require inclusion of these finance receivables in the disclosures above. However, until they are disposed of, the Company manages the credit risk and collections of finance receivables held for sale consistently with its finance receivables held for investment, so that Company data are tracked and used for management purposes on an aggregated basis, as presented above. Other than finance receivables, Assets Held for Sale total on the balance sheet also include operating lease equipment held for sale, which are not included in the above table.

Past Due and Non-accrual Loans

The table that follows presents portfolio delinquency status, regardless of accrual/non-accrual classification:

Finance Receivables(1) – Delinquency Status (dollars in millions)

	30–59 Days Past Due	60–89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Finance Receivables(1)

At September 30, 2011
Commercial
Corporate Finance – Other	$21.5	$6.6	$61.5	$89.6	$6,656.8	$6,746.4
Corporate Finance – SBL	14.4	5.7	33.4	53.5	763.9	817.4
Transportation Finance	2.6	4.7	2.3	9.6	1,338.1	1,347.7
Trade Finance	24.8	1.1	0.5	26.4	2,524.7	2,551.1
Vendor Finance – US	42.7	15.2	14.0	71.9	2,238.0	2,309.9
Vendor Finance – International	9.8	4.3	6.1	20.2	1,744.1	1,764.3
Consumer	237.0	146.2	406.0	789.2	6,780.4	7,569.6
Total	$352.8	$183.8	$523.8	$1,060.4	$22,046.0	$23,106.4
At December 31, 2010
Commercial
Corporate Finance – Other	$43.2	$33.7	$149.2	$226.1	$7,558.0	$7,784.1
Corporate Finance – SBL	21.8	8.6	73.0	103.4	813.9	917.3
Transportation Finance	9.0	1.8	0.6	11.4	1,377.5	1,388.9
Trade Finance	35.0	1.8	1.3	38.1	2,349.3	2,387.4
Vendor Finance – US	59.4	23.2	20.3	102.9	2,474.2	2,577.1
Vendor Finance – International	20.2	11.5	10.6	42.3	2,214.9	2,257.2
Consumer	351.4	175.9	434.1	961.4	7,361.2	8,322.6
Total	$540.0	$256.5	$689.1	$1,485.6	$24,149.0	$25,634.6
(1)	Balances include $1,294.1 million and $1,134.1 million of loans in Assets Held for Sale at September 30, 2011 and December 30, 2010, respectively. Other than finance receivables, Assets Held for Sale total on the balance sheet also include operating lease equipment held for sale, which are not included in the above table.

The following table sets forth non-accrual loans and assets received in satisfaction of loans (repossessed assets). Non-accrual loans include loans greater than $500,000 that are individually evaluated and determined to be impaired, as well as loans less than $500,000 that are delinquent (generally for more than 90 days).

Finance Receivables on Non-accrual Status (dollars in millions)

	September 30, 2011			December 31, 2010
	Held for Investment	Held for Sale	Total	Held for Investment	Held for Sale	Total

Commercial
Corporate Finance – Other	$243.1	$270.9	$514.0	$969.3	$56.1	$1,025.4
Corporate Finance – SBL	150.1	19.5	169.6	214.4	—	214.4
Transportation Finance	54.5	—	54.5	63.2	—	63.2
Trade Finance	94.0	—	94.0	164.4	—	164.4
Vendor Finance – US	58.3	—	58.3	80.2	—	80.2
Vendor Finance – International	20.9	1.8	22.7	40.4	27.3	67.7
Consumer	0.2	0.4	0.6	0.4	0.3	0.7
Total non-accrual loans	$621.1	$292.6	$913.7	$1,532.3	$83.7	$1,616.0
Repossessed assets			11.9			21.1
Total non-performing assets			$925.6			$1,637.1
Government guaranteed accruing loans past due 90 days or more			$405.8			$433.6
Other accruing loans past due 90 days or more			2.0			1.7
Total accruing loans past due 90 days or more			$407.8			$435.3

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

Impaired Loans at or for the Nine months ended September 30, 2011 (dollars in millions)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Commercial
Corporate Finance – Other	$51.9	$97.9	$—	$151.5
Corporate Finance – SBL	41.8	74.0	—	42.0
Transportation Finance	5.8	7.3	—	8.3
Trade Finance	39.0	55.2	—	77.1
Vendor Finance – US	13.6	24.7	—	18.4
Vendor Finance – International	6.6	18.9	—	12.5

With an allowance recorded:
Commercial
Corporate Finance – Other	78.4	105.0	25.7	111.6
Corporate Finance – SBL	40.2	43.1	8.5	46.9
Transportation Finance	49.0	54.7	12.2	52.0
Trade Finance	48.6	48.6	10.1	28.6
Total Commercial Impaired Loans(1)	374.9	529.4	56.5	548.9
Total Loans Impaired at Convenience date(2)	238.5	821.5	5.5	476.2
Total	$613.4	$1,350.9	$62.0	$1,025.1
(1)	Interest income recorded while the loans were impaired was not material for the quarter and nine months ended September 30, 2011.
(2)	Details of finance receivables that were identified as impaired at the Convenience date are presented under Loans and Debt Securities Acquired with Deteriorated Credit Quality.

Impaired Loans for the Nine Months Ended September 30, 2010 (dollars in millions)
Average Recorded Investment $564.5

Impaired Loans at December 31, 2010(1) (dollars in millions)
	Recorded Investment(1)	Unpaid Principal Balance(1)	Related Allowance

With no related allowance recorded:
Commercial
Corporate Finance – Other	$235.3	$377.5	$—
Corporate Finance – SBL	50.7	72.2	—
Transportation Finance	11.0	12.8	—
Trade Finance	131.5	150.0	—
Vendor Finance – US	26.5	51.5	—
Vendor Finance – International	15.7	38.6	—

With an allowance recorded:
Commercial
Corporate Finance – Other	148.8	161.8	43.3
Corporate Finance – SBL	51.9	54.5	12.7
Transportation Finance	56.4	57.6	10.0
Trade Finance	27.1	31.1	5.3
Total Commercial	$754.9	$1,007.6	$71.3
(1)	December 31, 2010 balances were conformed to current presentation and adjusted to exclude $81.2 million of recorded net investment and $161.1 million of unpaid principal related to loans classified in Assets Held for Sale.

Impairment occurs when, based on current information and events, it is probable that CIT will be unable to collect all amounts due according to contractual terms of the agreement. The Company has established review and monitoring procedures designed to identify, as early as possible, customers that are experiencing financial difficulty. We capture and analyze credit risk based on our internal probability of obligor default (PD) and loss given default (LGD) ratings. A PD rating is determined by evaluating borrower credit-worthiness, including analyzing credit history, financial condition, cash flow adequacy, financial performance and management quality. An LGD rating is predicated on transaction structure, collateral valuation and related guarantees or recourse. Further, related considerations in determining probability of collection include the following:

•	Instances where the primary source of payment is no longer sufficient to repay the loan in accordance with terms of the loan document;
•	Lack of current financial data related to the borrower or guarantor;
•	Delinquency status of the loan;
•	Borrowers experiencing problems, such as operating losses, marginal working capital, inadequate cash flow or business interruptions;
•	Loans secured by collateral that is not readily marketable or that is susceptible to deterioration in realizable value; and
•	Loans to borrowers in industries or countries experiencing economic instability.

Impairment is measured as the shortfall between estimated value and recorded investment in the finance receivable. A specific allowance or charge-off is recorded for the shortfall. In instances where the estimated value exceeds the recorded investment, no specific allowance is recorded. The estimated value is determined using fair value of collateral and other cash flows if the finance receivable is collateralized, or the present value of expected future cash flows discounted at the contract’s effective interest rate. In instances when the Company measures impairment based on the present value of expected future cash flows, the change in present value is reported in the provision for credit losses.

The following summarizes key elements of the Company’s policy regarding the determination of collateral fair value in the measurement of impairment:

•	“Orderly liquidation value” is the basis for collateral valuation;
•	Appraisals are updated annually or more often as market conditions warrant; or
•	Appraisal values are discounted in the determination of impairment if the:
•	appraisal does not reflect current market conditions; or
•	collateral consists of inventory, accounts receivable, or other forms of collateral, which may become difficult to locate, collect or subject to pilferage in a liquidation.

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

(dollars in millions)	September 30, 2011			December 31, 2010
	Carrying Amount	Outstanding balance(1)	Related Allowance	Carrying Amount	Outstanding balance(1)	Related Allowance
Commercial	$237.1	$818.0	$5.5	$795.6	$1,914.6	$54.9
Consumer	1.4	3.5	—	1.5	14.3	—
Totals loans	$238.5	$821.5	$5.5	$797.1	$1,928.9	$54.9
(1)	Represents the sum of contractual principal, interest and fees earned at the reporting date, calculated as pre-FSA net investment plus inception to date of charge-offs.

(dollars in millions)	Quarter Ended September 30, 2011		Quarter Ended September 30, 2010
	Provision for Credit Losses	Net Charge-offs	Provision for Credit Losses	Net Charge-offs
Commercial	$(3.2)	$4.6	$23.5	$20.9
Consumer	(0.2)	(0.2)	1.3	1.3
Totals loans	$(3.4)	$4.4	$24.8	$22.2

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
	Provision for Credit Losses	Net Charge-offs	Provision for Credit Losses	Net Charge-offs
Commercial	$51.6	$101.0	$109.2	$75.0
Consumer	(0.5)	(0.5)	3.2	3.2
Totals loans	$51.1	$100.5	$112.4	$78.2

The following table presents the changes to the accretable discount related to all loans accounted for under ASC 310-30 (loans acquired with deteriorated credit quality).

Accretable discount activity for loans accounted for under ASC 310-30 at Emergence Date (dollars in millions):

	Quarter Ended September 30, 2011	Nine Months Ended September 30, 2011
Accretable discount, beginning of period	$135.4	$207.2
Accretion	(4.9)	(30.4)
Disposals/transfers(1)	(12.2)	(58.5)
Accretable discount, end of period	$118.3	$118.3
(1)	Amounts include transfers of non-accretable to accretable discounts, which were not material for the quarter and nine months ended September 30, 2011.

Troubled Debt Restructurings

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

CIT uses a consistent methodology across all loans to determine if a modification is with a borrower that has been determined to be in financial difficulty and was granted a concession. Specifically, our policies on TDR identification include the following examples of indicators used to determine whether the borrower is in financial difficulty:

•	Borrower is in default
•	Borrower has declared bankruptcy
•	Growing doubt about the borrower’s ability to continue as a going concern
•	Borrower has insufficient cash flow to service debt
•	Borrower is de-listing securities
•	Borrower’s inability to obtain funds from other sources
•	Breach of financial covenants by the borrower

If the borrower is determined to be in financial difficulty, then CIT utilizes the following criteria to determine whether a concession has been granted to the borrower:

•	Assets used to satisfy debt are less than CIT’s recorded investment in the receivable
•	Modification of terms – interest rate changed to below market rate
•	Maturity date extension at an interest rate less than market rate
•	The borrower does not otherwise have access to funding for debt with similar risk characteristics in the market at the restructured rate and terms
•	Capitalization of interest
•	Increase in interest reserves
•	Conversion of credit to Payment-In-Kind (PIK)
•	Delaying principal and/or interest for a period of three months or more
•	Partial forgiveness of the balance

Modified loans that are classified as TDRs are individually evaluated and measured for impairment. Modified loans that meet the definition of a TDR are subject to our standard impaired loan policy, namely that non-accrual loans in excess of $500,000 are individually reviewed for impairment, while non-accrual loans less than $500,000 are considered as part of homogenous pools and are included in the determination of the non-specific allowance.

The recorded investment of TDRs at September 30, 2011 and December 31, 2010 was $318.4 million and $461.7 million, of which 89% and 95% were on non-accrual. Corporate Finance receivables accounted for 81% and 73% of the total TDRs. At September 30, 2011 and December 31, 2010, there were $39.1 million and $19.6 million, respectively, of commitments to lend additional funds to borrowers whose loan terms have been modified in TDRs.

The tables that follow present additional information related to modifications qualifying as TDRs that occurred during the quarter and nine months ended September 30, 2011.

Recorded investment of TDRs that occurred during the quarter and nine month period ended September 30, 2011:

	Quarter Ended September 30, 2011	Nine Months Ended September 30, 2011
Commercial
Corporate Finance – Other	$34.4	$70.2
Corporate Finance – SBL	1.4	11.9
Transportation Finance	—	25.3
Trade Finance	5.6	19.2
Vendor Finance – US	0.8	2.8
Vendor Finance – International	—	2.8
Total	$42.2	$132.2

Recorded investment of TDRs that experience a payment default(1) at the time of default, in the period presented, and for which the payment default occurred within one year of the modification:

	Quarter Ended September 30, 2011	Nine Months ended September 30, 2011
Commercial
Corporate Finance – Other	$0.1	$0.1
Corporate Finance – SBL	4.2	5.6
Transportation Finance	—	25.3
Vendor Finance – International	—	0.7
Total	$4.3	$31.7
(1)	Payment default in the table above is one missed payment.

The financial impact of the various modification strategies that the Company employs in response to borrower difficulties is a follows:

•	The nature of modifications qualifying as TDR’s, based upon investment at September 30, 2011, was payment deferral – 73%, covenant relief, other – 18%, interest rate reductions – 6% and debt forgiveness – 3%;
•	Debt forgiveness, or the reduction in amount owed by borrower, results in incremental provision for credit losses, in the form of higher charge-offs. While these types of modifications have the greatest individual impact on the allowance, the combined financial impact for the nine months approximated $5 million, as debt forgiveness is a relatively small component of the Company’s modification programs;
•	Payment deferrals, the most common type of the Company’s modification programs, result in lower net present value of cash flows and increased provision for credit losses to the extent applicable. Interest rate reductions result in incremental reduction in interest revenue charged to the customer, but are a relatively small part of our restructuring programs. The financial impact of these modifications is not significant given the reduction to recorded investment balances from FSA discount and the moderate length of deferral periods. Additionally, in some instances, modifications improve the Company’s economic return through increased interest rates and fees, but are reported as TDR’s due to assessments regarding the borrowers’ ability to independently obtain similar funding in the market and assessments of the relationship between modified rates and terms and comparable market rates and terms; and
•	The other elements of the Company’s modification programs do not have a significant impact on financial results given their relative size, or do not have a direct financial impact as in the case of covenant changes.

NOTE 3 — ALLOWANCE FOR LOAN LOSSES

The following table presents changes in the allowance for loan losses.

Allowance for Loan Losses and Recorded Investment in Finance Receivables (dollars in millions)

At or for periods ended September 30,

	2011							2010
	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Total Commercial	Consumer	Total	Total
Allowance for loan losses:
Quarters ended
Beginning balance	$277.9	$29.1	$35.3	$81.7	$424.0	$—	$424.0	$356.9
Provision for credit losses	37.5	2.2	4.4	3.1	47.2	0.6	47.8	165.1
Changes relating to sales, foreign currency translation, other	(4.5)	(0.1)	(3.7)	(2.4)	(10.7)	—	(10.7)	4.6
Gross charge-offs(2)	(46.2)	—	(4.3)	(19.7)	(70.2)	(0.9)	(71.1)	(111.9)
Recoveries	5.3	—	2.5	16.4	24.2	0.3	24.5	10.8
Allowance balance – end of period	$270.0	$31.2	$34.2	$79.1	$414.5	$—	$414.5	$425.5

Nine Months Ended
Beginning balance	$303.7	$23.7	$29.9	$58.9	$416.2	$—	$416.2	$—
Provision for credit losses	173.3	8.7	11.7	59.8	253.5	2.4	255.9	637.9
Change relating to new accounting pronouncement(1)	—	—	—	—	—	—	—	68.6
Changes relating to sales, foreign currency translation, other	(9.2)	(0.5)	(3.4)	(1.6)	(14.7)	—	(14.7)	4.0
Gross charge-offs(2)	(224.5)	(0.8)	(14.7)	(75.5)	(315.5)	(3.3)	(318.8)	(304.9)
Recoveries	26.7	0.1	10.7	37.5	75.0	0.9	75.9	19.9
Allowance balance – end of period	$270.0	$31.2	$34.2	$79.1	$414.5	$—	$414.5	$425.5
Individually evaluated for impairment	$34.2	$12.2	$10.1	$—	$56.5	$—	$56.5
Collectively evaluated for impairment	232.1	19.0	24.1	77.3	352.5	—	352.5
Loans acquired with deteriorated credit quality(3)	3.7	—	—	1.8	5.5	—	5.5
Allowance balance – end of period	$270.0	$31.2	$34.2	$79.1	$414.5	$—	$414.5
Reserve for unfunded lending commitments(4)	$13.8	$1.2	$7.6	$—	$22.6	$—	$22.6
Financing receivables:
Individually evaluated for impairment	$212.3	$54.8	$87.6	$20.2	$374.9	$—	$374.9
Collectively evaluated for impairment	6,742.8	1,292.9	2,463.5	3,817.8	14,317.0	6,881.9	21,198.9
Loans acquired with deteriorated credit quality(3)	210.4	—	—	26.7	237.1	1.4	238.5
Ending balance	$7,165.5	$1,347.7	$2,551.1	$3,864.7	$14,929.0	$6,883.3	$21,812.3
Percent of loans total loans	32.9%	6.2%	11.7%	17.7%	68.4%	31.6%	100.0%
(1)	Reflects reserves associated with loans consolidated in accordance with 2010 adoption of accounting guidance on consolidation of variable interest entities.
(2)	Gross charge-offs include $40 million that were charged directly to the allowance for loan losses for the September 30, 2011 quarter, of which $36 million related to Corporate Finance with the remainder related primarily to Trade Finance. Amounts for the nine month period were $154 million, of which $142 million related to Corporate Finance and the remainder to Trade Finance.
(3)	Represents loans considered impaired in FSA and are accounted for under the guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality).
(4)	Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in Other Liabilities.

The allowance for loan losses balance prior to emergence was eliminated in FSA. The balance reflects estimated amounts for loans originated subsequent to the Emergence Date, loans that were held in VIEs that the Company has consolidated, and incremental amounts required on loans that were on the books at the Emergence Date.

NOTE 4 — INVESTMENT SECURITIES

At the end of the 2011 first quarter, the Company utilized cash to purchase U.S. Treasury securities. During the second and third quarters of 2011, the Company also purchased U.S. Government Agency securities. These investments typically mature in 91 days or less, and the carrying value approximates fair value.

Total investment securities include debt and equity securities. Debt instruments primarily consisted of U.S. Treasuries, U.S. agency bonds and foreign government bonds while equity securities include common stock and warrants.

Investment Securities (dollars in millions)

	September 30, 2011	December 31, 2010
Debt securities available-for-sale	$ 450.0	$ —
Equity securities available-for-sale	17.1	37.5
Debt securities held-to-maturity(1)	175.6	195.9
Non-marketable equity securities carried at cost(2)	80.4	95.1
Total investment securities	$ 723.1	$ 328.5
(1)	Recorded at amortized cost less impairment on securities that have credit-related impairment.
(2)	Non-marketable equity securities are carried at cost less impairment and primarily consist of shares issued by customers during loan work out situations or as part of an original loan investment.

Debt securities are recorded on the Consolidated Balance Sheet as of the trade date and classified based on management’s intention on the date of purchase.

Securities Available-for-Sale

The following table presents amortized cost and fair value of securities available-for-sale (AFS) at September 30, 2011. December 31, 2010 balances were not significant and are not presented.

(dollars in millions)	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities AFS
U.S. Government Agency Obligations	$450.0	$—	$—	$450.0
Total debt securities available for sale	450.0	—	—	450.0
Equity securities AFS	16.0	1.2	(0.1)	17.1
Total securities AFS	$466.0	$1.2	$(0.1)	$467.1

The Company conducts and documents periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other than temporary. Any credit-related impairment on debt securities that the Company does not plan to sell and is not likely to be required to sell is recognized in the Consolidated Statement of Operations, with the non-credit-related impairment recognized in other comprehensive income. For other impaired debt securities, the entire impairment is recognized in the Consolidated Statement of Operations.

The following table presents interest and dividends on investments:

(dollars in millions)	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest	$8.0	$7.2	$22.5	$19.1
Dividends	0.2	—	1.2	2.7
Total interest and dividends	$8.2	$7.2	$23.7	$21.8

Gross realized investment gains for the quarter and nine months ended September 30, 2011 were $8.7 million and $44.1 million respectively, and exclude losses from other-than-temporary impairment. Realized investment gains in 2010 were $5.9 million and $12.8 million for the quarter and nine months period, respectively.

Debt Securities Held-to-Maturity

The carrying value and fair value of securities held-to-maturity (HTM) at September 30, 2011 and December 31, 2010 were as follows:

(dollars in millions)	Carrying value	Gross unrecognized gains	Gross unrecognized losses	Fair value
September 30, 2011
U.S. Treasury and federal agency securities
U.S. Treasury Agency obligations	$98.4	$—	$(1.9)	$96.5
Mortgage-backed securities
U.S. government and government-sponsored agency guaranteed	52.0	3.2	—	55.2
State and municipal	0.4	—	—	0.4
Foreign government	24.8	—	—	24.8
Total debt securities held-to-maturity	$175.6	$3.2	$(1.9)	$176.9
December 31, 2010
U.S. Treasury and federal agency securities
U.S. Treasury Agency obligations	$119.8	$0.7	$—	$120.5
Mortgage-backed securities
U.S. government and government-sponsored agency guaranteed	56.9	1.0	—	57.9
State and municipal	0.4	—	—	0.4
Foreign government	18.8	—	—	18.8
Total debt securities held-to-maturity	$195.9	$1.7	$—	$197.6

The following table presents the amortized cost and fair value of debt securities HTM by contractual maturity dates:

	September 30, 2011		December 31, 2010
(dollars in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities(1)
After 10 years(2)	$52.0	$55.2	$56.9	$57.9
Total	52.0	55.2	56.9	57.9
U.S. Treasury and federal agencies
Due within 1 year	98.4	96.5	—	—
After 1 but within 5 years	—	—	119.8	120.5
Total	98.4	96.5	119.8	120.5
State and municipal
After 1 but within 5 years	0.3	0.3	0.2	0.2
After 5 but within 10 years	0.1	0.1	0.2	0.2
Total	0.4	0.4	0.4	0.4
Foreign government
Due within 1 year	22.1	22.1	18.8	18.8
After 5 but within 10 years	2.7	2.7	—	—
Total	24.8	24.8	18.8	18.8
Total debt securities HTM	$175.6	$176.9	$195.9	$197.6
(1)	Includes mortgage-backed securities of U.S. federal agencies.
(2)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

Other-Than-Temporary Impairments

Recognition and Measurement of Other-Than-Temporary Impairments (OTTI)

OTTI credit-related impairments on equity securities recognized in earnings totaled $0.2 million for the quarter and $7.7 million for the nine months ended September 30, 2011, respectively. The 2010 impairment charges for the quarter and nine month period were $1.9 million. Impairment amounts in accumulated other comprehensive income were not significant at September 30, 2011 and December 31, 2010.

Evaluating Investments for OTTI

The Company conducts and documents periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other than temporary. The Company accounts for investment impairments in accordance with ASC 320-10-35-34, Investments—Debt and Equity Securities: Recognition of an Other-Than-Temporary Impairment. Under the

guidance for debt securities, OTTI is recognized in earnings for debt securities that the Company has an intent to sell or that the Company believes it is more-likely-than-not that it will be required to sell prior to the recovery of the amortized cost basis. For those securities that the Company does not intend to sell or expect to be required to sell, credit-related impairment is recognized in earnings, while the non-credit related impairment is recorded in AOCI.

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

Factors considered in determining whether a loss is temporary include:

•	the length of time and the extent to which fair value has been below cost;
•	the severity of the impairment;
•	the cause of the impairment and the financial condition and near-term prospects of the issuer;
•	activity in the market of the issuer that may indicate adverse credit conditions; and
•	the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

The Company’s review for impairment generally includes identification and evaluation of investments that have indications of possible impairment, in addition to:

•	analysis of individual investments that have fair values less than amortized cost, including consideration of the length of time the investment has been in an unrealized loss position and the expected recovery period;
•	discussion of evidential matter, including an evaluation of factors or triggers that could cause individual investments to qualify as having other-than-temporary impairment and those that would not support other-than-temporary impairment; and
•	documentation of the results of these analyses, as required under business policies.

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

NOTE 5 — LONG-TERM BORROWINGS

The following table presents outstanding long-term borrowings, net of FSA.

	September 30, 2011			December 31, 2010
	CIT Group Inc.	Subsidiaries	Total	Total
Secured borrowings	$—	$9,308.1	$9,308.1	$10,965.8
First lien term loan	—	—	—	3,042.6
Revolving Facility	1,075.0	—	1,075.0	—
Series A Notes – 7.00%(1)	6,607.3	—	6,607.3	19,037.9
Series B Notes – 10.25%(1)	—	—	—	765.8
Series C Notes – 7.00%(1) (Exchanged)	7,925.2	—	7,925.2	—
Series C Notes – 5.25% / 6.625%(1) (Other)	2,000.0	—	2,000.0	—
Other debt	84.7	0.7	85.4	167.7
Total debt	$17,692.2	$9,308.8	$27,001.0	$33,979.8
(1)	The presented rates are contractual and do not reflect the impact of FSA. Rates associated with the Series C – Other are discussed further below.

Amounts included as contractually due within twelve months at September 30, 2011 of $1.7 billion included $1.2 billion of Secured Borrowings and $461 million of Series A Notes that CIT announced in September 2011 would be redeemed in October 2011.

Secured Borrowings

Set forth below are borrowings and pledged assets primarily owned by consolidated variable interest entities. Creditors of these entities received ownership and/or security interests in the assets. These entities are intended to be bankruptcy remote so that such assets are not available to creditors of CIT or any affiliates of CIT. These transactions do not meet accounting requirements for sales treatment and are recorded as secured borrowings. Except as otherwise noted, pledged assets listed in the following table are not included in the collateral available to lenders under the Revolving Credit and Guaranty Agreement or the Series A or C Notes described below.

Secured Borrowings and Pledged Asset Summary (dollars in millions)

	September 30, 2011		December 31, 2010
	Secured Borrowing	Assets Pledged	Secured Borrowing	Assets Pledged
Education trusts and conduits (student loans)	$3,917.8	$4,558.2	$4,184.4	$5,558.8
GSI Facility borrowings(1)	770.9	1,597.4	1,624.6	2,349.5
Trade Finance	382.1	1,523.4	504.9	1,479.6
Corporate Finance (SBL)	261.1	283.9	258.0	283.6
Other equipment secured facilities(2)	1.849.7	2,401.6	2,235.0	2,704.4
Subtotal – Loans	7,181.6	10,364.5	8,806.9	12,375.9
Transportation Finance – Aircraft(3)	1,384.9	1,631.6	1,315.1	1,531.0
Transportation Finance – Rail	145.5	140.9	148.9	146.2
GSI Facility borrowings (Aircraft)(1)	468.4	1,098.2	519.8	1,119.3
Other structures	76.6	99.8	99.8	126.2
Subtotal – Equipment under operating leases	2,075.4	2,970.5	2,083.6	2,922.7
FHLB borrowings (Consumer)(4)	51.1	98.4	75.3	119.8
Total	$9,308.1	$13,433.4	$10,965.8	$15,418.4

(1)	At September 30, 2011 GSI Facility borrowings were secured by $903.9 million of corporate loans, $575.8 million of student loans and $117.7 million of small business lending loans, of which $115.9 million were classified as Assets Held for Sale, and $1.1 billion of aircraft assets on operating leases. The GSI Facility borrowing is described in Note 6 – Derivative Financial Instruments.
(2)	Includes facilities secured by equipment primarily in Vendor Finance and Corporate Finance and the associated secured debt.
(3)	Secured financing facilities for the purchase of aircraft.
(4)	Collateralized with Government Debentures and Certificates of Deposit.

Variable Interest Entities

The Company utilizes Variable Interest Entities (“VIEs”) in the ordinary course of business to support its own and its customers’ financing needs.

The most significant types of VIEs that CIT utilizes are ‘on balance sheet’ secured financings of pools of leases and loans originated by the Company. The Company originates pools of assets and sells these to special purpose entities (“SPE’s”), which, in turn, issue debt securities backed by the asset pools or sell individual interests in the assets to investors. CIT retains the servicing rights and participates in certain cash flows. These VIEs are typically organized as trusts or limited liability companies, and are intended to be bankruptcy remote, from a legal standpoint.

The main risks inherent in these secured borrowing structures are deterioration in the credit performance of the vehicle’s underlying asset portfolio and risk associated with the servicing of the underlying assets.

Investors usually have recourse to the assets in the VIEs and typically benefit from other credit enhancements, such as: (1) a reserve or cash collateral account which requires the Company to deposit cash in an account, which will first be used to cover any defaulted obligor payments, (2) over-collateralization in the form of excess assets in the VIE, (3) subordination, whereby the Company retains a subordinate position in the secured borrowing which would absorb losses due to defaulted obligor payments before the senior certificate holders. The VIE may also enter into derivative contracts in order to convert yield or currency of the underlying assets to match the needs of the VIE investors or to limit or change the risk of the VIE.

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

Revolving Facility

On August 25, 2011 (the “Closing Date”), CIT and certain of its subsidiaries entered into a Revolving Credit and Guaranty Agreement, among CIT Group Inc., certain subsidiaries of CIT Group Inc., as guarantors, the lenders party thereto from time to time and Bank of America, N.A. as administrative agent, collateral agent and letter of credit issuer (the “Revolving Facility”). The total commitment amount under the Revolving Facility is $2 billion consisting of a $1.65 billion revolving loan tranche and a $350 million revolving loan tranche that can also be utilized for issuance of letters of credit. The Revolving Facility matures on August 14, 2015 and will accrue interest at a per annum rate of LIBOR plus a margin of 2.00% to 2.75% (with no floor) or Base Rate plus a margin of 1.00% to 1.75% (with no floor). The applicable margin will be determined by reference to the long term senior unsecured, non-credit enhanced debt rating of the Company by S&P and Moody’s effective at relevant times during the life of the Revolving Facility. Based on the Company’s current debt rating, the applicable margin for LIBOR loans is 2.75% and the applicable margin for Base Rate loans is 1.75%.

The entire $2 billion was fully drawn on the Closing Date and the proceeds of the draw, along with cash on hand, were used to repay in full and extinguish the Company’s outstanding First Lien Term Loan during the third quarter of 2011. The Revolving Facility may be prepaid and re-borrowed from time to time at the option of CIT. During the quarter, a portion of the drawn amount was repaid and $1.1 billion was outstanding at September 30, 2011. The amount available to draw upon at September 30, 2011 was approximately $800 million, with the remaining portion reflecting letter of credit usage. Also, the unutilized portion of any commitment under the Revolving Facility may be reduced permanently or terminated by CIT at any time without penalty.

The Revolving Facility is currently secured by a first lien on substantially all U.S. assets that are not otherwise pledged to secure the borrowings of SPE’s as described previously under “Secured Borrowings”, 65% of the voting shares and 100% of the non-voting shares of certain foreign subsidiaries and between 44% and 65% of the equity interest or capital stock in certain other non-U.S., non-regulated subsidiaries. The Revolving Facility is subject to a collateral coverage covenant (based on CIT’s book value in accordance with GAAP) of 2.0x the committed facility size, tested quarterly and upon certain transfers, dispositions or releases of collateral. The Revolving Facility is also subject to a $6 billion minimum consolidated net worth covenant, tested quarterly, and limits the Company’s ability to create liens, merge or consolidate, sell, transfer, lease or dispose of all or substantially all of its assets, grant a negative pledge or sell assets under certain circumstances.

Once the Company’s Series A Second-Priority Secured Notes (“Series A Notes”) cease to be outstanding or CIT’s corporate credit rating is upgraded to investment grade and the Company’s Series C Second-Priority Secured Notes (“Series C Notes”) become unsecured, all the collateral and subsidiary guarantees under the Revolving Facility will be automatically released except for subsidiary guarantees from eight of the Company’s domestic operating subsidiaries (“Continuing Guarantors”). Once the Revolving Facility becomes unsecured, the collateral coverage covenant will be replaced by an asset coverage covenant (based on the book value of eligible assets of the Continuing Guarantors) of 2.0x the committed facility size, tested monthly and upon certain dispositions or encumbrances of eligible assets of the Continuing Guarantors.

First Lien Term Loan

In connection with entering into the Revolving Facility described above, the Company repaid and terminated the First Lien Term Loan in the third quarter. The Company also terminated its $350 million Amended and Restated Letter of Credit Facility, dated as of February 18, 2011, with Bank of America, N.A. acting as administrative agent and letter of credit issuer (the “Prior L/C Agreement”) and all letters of credit issued under the Prior L/C Agreement were rolled over and deemed issued under the Revolving Facility. The Company did not pay any early termination penalties or call premiums in connection with the termination of either the First Lien Term Loan or the Prior L/C Agreement.

The extinguishment of the First Lien Term Loan decreased third quarter interest expense by $85 million, reflecting accelerated FSA accretion, and resulted in a loss on debt extinguishment of approximately $153 million reflecting accelerated deferred fee recognition along with commitment and arrangement fees paid under the Revolving Facility. The First Lien Term Loan carried an interest rate of LIBOR + 4.50% with a 1.75% LIBOR floor.

Series A and Series C Notes

In March 2011, the Company issued $2 billion of new Series C Notes, consisting of $1.3 billion of three-year 5.25% fixed rate notes and $700 million of seven-year 6.625% fixed rate notes. The covenants in the new Series C Notes are generally consistent with covenants in investment grade-rated bonds. The proceeds of the transaction were used in May 2011, in conjunction with available cash, to redeem the $2.5 billion of 7% Series A Notes as discussed below.

The Series A Notes and Series C Notes are generally secured by second-priority security interests in all the assets securing the Revolving Facility. The 2014 Series A Notes Indentures limit the ability of the Company and the Company’s restricted subsidiaries to make certain payments or investments, incur indebtedness (including guarantees), issue preferred stock, incur liens, enter into sale and leaseback transactions, pay dividends, sell assets, and enter into transactions with affiliates. The 2015-2017 Series A Notes and Series C Notes Indentures limit the Company’s ability to create liens, merge or consolidate, or sell, transfer, lease or dispose of all or substantially all of its assets. Under the terms of the Series A Notes, the Company is required to use certain cash collections to repay the Series A Notes on an accelerated basis as part of a Cash Sweep provision; there is no such requirement under the Series C Notes.

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

In the event of a Change of Control as defined in the 2014 Series A Indentures, holders of the Series A Notes will have the right to require the Company, as applicable, to repurchase all or a portion of the Series A Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest to the date of such repurchase.

Upon a Change of Control Triggering Event as defined in the 2015 – 2017 Series A Indentures and Series C Indentures, holders of the 2015 – 2017 Series A Notes and Series C Notes will have the right to require the Company, as applicable, to repurchase all or a portion of the Series C Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest to the date of such repurchase.

In October 2011, CIT redeemed the remaining $461 million of Series A Notes maturing in 2014 and repurchased at a discount approximately $210 million and $100 million of Series A Notes maturing in 2016 and 2017, respectively. Approximately $6.5 billion of Series A Notes remain outstanding after these transactions. Following the redemption in full of the 2014 Series A Notes in October 2011, most of the restrictive covenants granted under the Series A Notes, as part of CIT's restructuring in 2009, were eliminated. In aggregate, these actions will increase fourth quarter interest expense by approximately $70 million for the acceleration of FSA discount accretion and prepayment penalties, and result in a gain on debt extinguishment of approximately $10 million.

During the 2011 third quarter, CIT redeemed approximately $1.5 billion of its Series A Notes, as follows:

•	CIT repurchased approximately $300 million of Series A Notes maturing in 2014 and approximately $160 million of Series A Notes maturing in 2017 using available cash. The repurchases resulted in increased interest expense of $19 million reflecting acceleration of FSA discount accretion, and a $6 million gain on debt extinguishment.
•	On September 30, 2011 CIT redeemed $1 billion of Series A Notes maturing in 2014 at a price of 102% of the aggregate principal amount. The redemption increased third quarter interest expense by approximately $88 million reflecting acceleration of FSA discount accretion and prepayment penalties.

During the 2011 second quarter, CIT redeemed $2.5 billion of 7% Series A Notes at a redemption price of 102% of the aggregate principal amount. This redemption included approximately $1.1 billion principal amount of remaining 2013 Series A Notes and approximately $1.4 billion principal amount of the 2014 Series A Notes. The acceleration of FSA amortization on these Notes increased second quarter interest expense by $113 million, approximately $66 million for the 2013 maturities and $47 million for the 2014 maturities.

During the 2011 first quarter, CIT redeemed $1.0 billion of the 7% Series A Notes due in 2013 at a redemption price of 102% of the aggregate principal amount redeemed. The acceleration of FSA amortization on the Series A Notes was $25 million and resulted in an increase to interest expense.

In June 2011, we completed an Exchange Offer and Consent Solicitation for outstanding 7% Series A Notes, other than the Series A Notes that mature in 2014, and the company received the requisite consents to adopt proposed amendments to the indenture of Series A Notes that mature in 2015, 2016 and 2017.

At the Offer Expiration, tenders with consents or separate consents were received from holders of approximately $10.9 billion in aggregate principal amount of Series A Notes, made up of $8.76 billion (pre-FSA) Series A Notes tendered and accepted for exchange, and $2.17 billion Series A Notes separately consented, including a majority of each maturity of these Series A Notes. As a result, $8.76 billion principal amount of Series C Notes (pre-FSA) with the same interest rate and interest payment dates, but maturing one business day later than the Series A Notes for which they were exchanged, were issued in exchange for the Series A Notes tendered and accepted.

Consents were solicited to replace the covenants and events of default in the 2015 – 2017 Series A Notes Indentures with the same covenants and events of default as those in the Indenture that govern the existing 5.250% Series C Notes due 2014 and 6.625% Series C Notes due 2018, except that the Cash Sweep covenant was retained in the 2015 – 2017 Series A Notes Indentures as amended. The covenants in the Series C Notes are materially less restrictive than those in the Series A Notes and are more consistent with covenants of investment-grade rated bonds.

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

Summarized Financial Information of Subsidiaries

In accordance with the Series A Notes Indenture, the following tables present two mutually exclusive sets of condensed consolidating financial statements, reflecting the following:

•	The first set of condensed consolidated financial statements includes entities that are considered guarantors or non-guarantors. Guarantor entities are those that have guaranteed the unregistered debt under the First Lien Term Loan and Series A Notes (and Series B for 2010 financial information). Non-guarantors are all other entities including those which may have pledged assets but did not guarantee the debt.
•	The second set reflects both restricted and unrestricted subsidiaries. Unrestricted subsidiaries include regulated entities such as CIT Bank, joint ventures, special purpose entities and entities deemed immaterial. Restricted entities include all other subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEETS (dollars in millions)

			Non Guarantor Entities
September 30, 2011	CIT Group Inc.	Guarantor Entities	Pledged Entities	Other Non Guarantor Entities	Eliminations	Consolidated Total
ASSETS:
Net loans	$—	$3,946.3	$1,896.2	$16,113.7	$(558.4)	$21,397.8
Operating lease equipment, net	—	4,949.4	4,553.9	1,685.5	2.2	11,191.0
Assets held for sale	6.1	347.7	217.8	941.8	(0.8)	1,512.6
Cash and deposits with banks	1,666.3	1,317.4	1,552.9	2,414.6	(62.1)	6,889.1
Investment securities	450.0	67.5	8.7	346.1	(149.2)	723.1
Other assets	32,074.5	19,470.4	4,169.9	3,397.4	(56,348.0)	2,764.2
Total Assets	$34,196.9	$30,098.7	$12,399.4	$24,899.1	$(57,116.3)	$44,477.8
LIABILITIES AND EQUITY:
Long-term borrowings, including deposits	$17,692.2	$20.5	$964.4	$13,519.2	$(236.4)	$31,959.9
Credit balances of factoring clients	—	1,095.8	—	(2.8)	(0.1)	1,092.9
Other liabilities	7,601.2	(326.0)	4,312.8	(7,546.7)	(1,520.5)	2,520.8
Total Liabilities	25,293.4	790.3	5,277.2	5,969.7	(1,757.0)	35,573.6
Total Stockholders’ Equity	8,903.5	29,308.4	7,122.2	18,928.9	(55,359.5)	8,903.5
Noncontrolling minority interests	—	—	—	0.5	0.2	0.7
Total Equity	8,903.5	29,308.4	7,122.2	18,929.4	(55,359.3)	8,904.2
Total Liabilities and Equity	$34,196.9	$30,098.7	$12,399.4	$24,899.1	$(57,116.3)	$44,477.8
December 31, 2010(1)
ASSETS:
Net loans	$—	$5,249.2	$2,388.5	$16,762.7	$(316.1)	$24,084.3
Operating lease equipment, net	—	4,421.8	4,847.9	1,904.6	(37.6)	11,136.7
Assets held for sale	—	340.2	293.5	584.8	—	1,218.5
Cash and deposits with banks	2,725.6	4,404.8	1,176.1	2,936.3	(38.8)	11,204.0
Investment securities	—	100.8	7.3	403.5	(183.1)	328.5
Other assets	31,047.4	18,524.6	4,598.1	2,816.1	(54,000.0)	2,986.2
Total Assets	$33,773.0	$33,041.4	$13,311.4	$25,408.0	$(54,575.6)	$50,958.2
LIABILITIES AND EQUITY:
Long-term borrowings, including deposits	$19,322.0	$2,866.2	$2,083.0	$14,497.0	$(252.2)	$38,516.0
Credit balances of factoring clients	—	926.1	—	9.2	—	935.3
Other liabilities	5,535.0	850.9	4,451.1	(7,908.3)	(335.5)	2,593.2
Total Liabilities	24,857.0	4,643.2	6,534.1	6,597.9	(587.7)	42,044.5
Total Stockholders’ Equity	8,916.0	28,398.2	6,776.9	18,809.8	(53,984.9)	8,916.0
Noncontrolling minority interests	—	—	0.4	0.3	(3.0)	(2.3)
Total Equity	8,916.0	28,398.2	6,777.3	18,810.1	(53,987.9)	8,913.7
Total Liabilities and Equity	$33,773.0	$33,041.4	$13,311.4	$25,408.0	$(54,575.6)	$50,958.2
(1)	2010 data has been conformed to the current quarter presentation.
24

CONSOLIDATING STATEMENTS OF OPERATION (dollars in millions)

			Non Guarantor Entities
	CIT Group Inc.	Guarantor Entities	Pledged Entities	Other Non Guarantor Entities	Eliminations	Consolidated Total
Nine Months Ended September 30, 2011
Interest income	$2.4	$628.5	$254.5	$871.3	$(0.6)	$1,756.1
Interest expense	(1,576.8)	(82.8)	(172.8)	(301.2)	27.2	(2,106.4)
Net interest revenue	(1,574.4)	545.7	81.7	570.1	26.6	(350.3)
Provision for credit losses	(13.0)	(57.9)	(87.2)	(97.8)	—	(255.9)
Net interest revenue, after credit provision	(1,587.4)	487.8	(5.5)	472.3	26.6	(606.2)
Equity in net income of subsidiaries	1,298.8	824.3	253.6	184.3	(2,561.0)	—
Other Income
Rental income on operating leases	—	426.2	531.7	281.3	—	1,239.2
Other	43.0	356.9	128.6	262.8	(38.4)	752.9
Total other income	43.0	783.1	660.3	544.1	(38.4)	1,992.1
Total net revenue, net of interest expense and credit provision	(245.6)	2,095.2	908.4	1,200.7	(2,572.8)	1,385.9
Other Expenses
Depreciation on operating lease equipment	—	(145.2)	(173.0)	(111.1)	—	(429.3)
Operating expenses	19.2	(422.6)	(128.8)	(175.1)	25.2	(682.1)
Loss on debt extinguishments	(27.9)	(118.7)	—	—	—	(146.6)
Total other expenses	(8.7)	(686.5)	(301.8)	(286.2)	25.2	(1,258.0)
Income (loss) before income taxes	(254.3)	1,408.7	606.6	914.5	(2,547.6)	127.9
Benefit (provision) for income taxes	255.6	(161.6)	(76.3)	(141.6)	0.2	(123.7)
Net income (loss) before attribution of noncontrolling interests	1.3	1,247.1	530.3	772.9	(2,547.4)	4.2
Net income attributable to noncontrolling interests, after tax	—	—	0.4	0.5	(3.8)	(2.9)
Net income (loss)	$1.3	$1,247.1	$530.7	$773.4	$(2,551.2)	$1.3
Nine Months Ended September 30, 2010(1)
Interest income	$1.8	$1,421.4	$437.0	$1,141.5	$(35.1)	$2,966.6
Interest expense	(1,291.0)	(573.8)	(319.9)	(206.6)	18.3	(2,373.0)
Net interest revenue	(1,289.2)	847.6	117.1	934.9	(16.8)	593.6
Provision for credit losses	(27.4)	(363.3)	(68.5)	(178.2)	(0.5)	(637.9)
Net interest revenue, after credit provision	(1,316.6)	484.3	48.6	756.7	(17.3)	(44.3)
Equity in net income of subsidiaries	1,304.4	854.5	400.0	(162.0)	(2,396.9)	—
Other Income
Rental income on operating leases	—	407.5	539.3	295.6	(1.0)	1,241.4
Other	93.6	273.4	238.9	204.1	(31.6)	778.4
Total other income	93.6	680.9	778.2	499.7	(32.6)	2,019.8
Total net revenue, net of interest expense and credit provision	81.4	2,019.7	1,226.8	1,094.4	(2,446.8)	1,975.5
Other Expenses
Depreciation on operating lease equipment	—	(173.2)	(203.0)	(136.8)	0.5	(512.5)
Operating expenses	23.9	(519.0)	(145.1)	(159.4)	31.3	(768.3)
Total other expenses	23.9	(692.2)	(348.1)	(296.2)	31.8	(1,280.8)
Income (loss) before income taxes	105.3	1,327.5	878.7	798.2	(2,415.0)	694.7
Benefit (provision) for income taxes	336.7	(188.4)	(166.6)	(232.6)	2.0	(248.9)
Income (loss) before attribution of noncontrolling interests	442.0	1,139.1	712.1	565.6	(2,413.0)	445.8
Income attributable to noncontrolling interests, after tax	—	0.4	(0.5)	(3.0)	(0.7)	(3.8)
Net income (loss)	$442.0	$1,139.5	$711.6	$562.6	$(2,413.7)	$442.0

(1)	2010 data has been conformed to the current quarter presentation.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (dollars in millions)

			Non Guarantor Entities
Nine Months Ended September 30, 2011	CIT Group Inc.	Guarantor Entities	Pledged Entities	Other Non Guarantor Entities	Eliminations	Consolidated Total
Cash Flows From Operating Activities:
Net cash flows provided by (used for) operations	$(1,149.1)	$351.6	$507.5	$690.3	$—	$400.3
Cash Flows From Investing Activities:
Net (increase) decrease in financing and leasing assets and other investing activities	(510.3)	1,576.9	689.8	1,254.1	—	3,010.5
(Increase) decrease in inter-company loans and investments	2,640.4	—	—	—	(2,640.4)	—
Net cash flows provided by (used for) investing activities	2,130.1	1,576.9	689.8	1,254.1	(2,640.4)	3,010.5
Cash Flows From Financing Activities:
Net increase (decrease) in debt and other financing activities	(2,076.6)	(2,707.6)	(1,000.8)	(1,412.7)	—	(7,197.7)
Inter-company financing	—	(2,042.1)	145.4	(743.7)	2,640.4	—
Net cash flows provided by (used for) financing activities	(2,076.6)	(4,749.7)	(855.4)	(2,156.4)	2,640.4	(7,197.7)
Net (decrease) increase in unrestricted cash and cash equivalents	(1,095.6)	(2,821.2)	341.9	(212.0)	—	(3,786.9)
Unrestricted cash and cash equivalents, beginning of period	2,703.6	2,946.4	1,021.1	1,979.1	—	8,650.2
Unrestricted cash and cash equivalents, end of period	$1,608.0	$125.2	$1,363.0	$1,767.1	$—	$4,863.3

Nine Months Ended September 30, 2010(1)
Cash Flows From Operating Activities:
Net cash flows provided by (used for) operations	$(386.8)	$(43.4)	$551.8	$159.6	$—	$281.2
Cash Flows From Investing Activities:
Net decrease in financing and leasing assets and other investing activities	451.2	4,099.1	482.5	3,839.3	—	8,872.1
(Increase) decrease in inter-company loans and investments	1,455.9	—	—	—	(1,455.9)	—
Net cash flows provided by (used for) investing activities	1,907.1	4,099.1	482.5	3,839.3	(1,455.9)	8,872.1
Cash Flows From Financing Activities:
Net increase (decrease) in debt and other financing activities	(313.8)	(2,340.8)	(171.9)	(5,142.1)	—	(7,968.6)
Inter-company financing	—	(1,924.3)	(677.3)	1,145.7	1,455.9	—
Net cash flows provided by (used for) financing activities	(313.8)	(4,265.1)	(849.2)	(3,996.4)	1,455.9	(7,968.6)
Net (decrease) increase in unrestricted cash and cash equivalents	1,206.5	(209.4)	185.1	2.5	—	1,184.7
Unrestricted cash and cash equivalents, beginning of period	609.3	4,420.6	808.1	2,567.2	—	8,405.2
Unrestricted cash and cash equivalents, end of period	$1,815.8	$4,211.2	$993.2	$2,569.7	$—	$9,589.9
(*)	2010 data has been conformed to the current quarter presentation.

CONDENSED CONSOLIDATING BALANCE SHEETS (dollars in millions)

September 30, 2011	CIT Group Inc.	Restricted Entities	Unrestricted Entities	Eliminations	Consolidated Total
ASSETS:
Net loans	$—	$6,032.0	$15,924.2	$(558.4)	$21,397.8
Operating lease equipment, net	—	9,718.0	1,470.8	2.2	11,191.0
Assets held for sale	6.1	681.7	825.6	(0.8)	1,512.6
Cash and deposits with banks	1,666.3	3,386.4	1,898.5	(62.1)	6,889.1
Investment securities	450.0	76.2	346.1	(149.2)	723.1
Other assets	32,074.5	7,846.6	514.7	(37,671.6)	2,764.2
Total Assets	$34,196.9	$27,740.9	$20,979.9	$(38,439.9)	$44,477.8
LIABILITIES AND EQUITY:
Long-term borrowings, including deposits	$17,692.2	$1,025.9	$13,478.2	$(236.4)	$31,959.9
Credit balances of factoring clients	—	1,095.8	(2.8)	(0.1)	1,092.9
Other liabilities	7,601.2	(2,203.7)	(1,356.2)	(1,520.5)	2,520.8
Total Liabilities	25,293.4	(82.0)	12,119.2	(1,757.0)	35,573.6
Total Stockholders’ Equity	8,903.5	27,822.9	8,860.2	(36,683.1)	8,903.5
Noncontrolling minority interests	—	—	0.5	0.2	0.7
Total Equity	8,903.5	27,822.9	8,860.7	(36,682.9)	8,904.2
Total Liabilities and Equity	$34,196.9	$27,740.9	$20,979.9	$(38,439.9)	$44,477.8

December 31, 2010(1)
ASSETS:
Net loans	$—	$8,041.4	$16,359.0	$(316.1)	$24,084.3
Operating lease equipment, net	—	9,605.7	1,568.6	(37.6)	11,136.7
Assets held for sale	—	678.4	540.1	—	1,218.5
Cash and deposits with banks	2,725.6	5,885.6	2,631.6	(38.8)	11,204.0
Investment securities	—	108.1	403.5	(183.1)	328.5
Other assets	31,047.4	9,115.0	328.8	(37,505.0)	2,986.2
Total Assets	$33,773.0	$33,434.2	$21,831.6	$(38,080.6)	$50,958.2
LIABILITIES AND EQUITY:
Long-term borrowings, including deposits	$19,322.0	$4,949.2	$14,497.0	$(252.2)	$38,516.0
Credit balances of factoring clients	—	926.1	9.2	—	935.3
Other liabilities	5,535.0	(888.6)	(1,717.7)	(335.5)	2,593.2
Total Liabilities	24,857.0	4,986.7	12,788.5	(587.7)	42,044.5
Total Stockholders’ Equity	8,916.0	28,447.1	9,042.8	(37,489.9)	8,916.0
Noncontrolling minority interests	—	0.4	0.3	(3.0)	(2.3)
Total Equity	8,916.0	28,447.5	9,043.1	(37,492.9)	8,913.7
Total Liabilities and Equity	$33,773.0	$33,434.2	$21,831.6	$(38,080.6)	$50,958.2
(*)	2010 data has been conformed to the current quarter presentation.

CONSOLIDATING STATEMENTS OF OPERATION (dollars in millions)

	CIT Group Inc.	Restricted Entities	Unrestricted Entities	Eliminations	Consolidated Total
Nine Months Ended September 30, 2011
Interest income	$2.4	$923.0	$831.3	$(0.6)	$1,756.1
Interest expense	(1,576.8)	(156.2)	(400.6)	27.2	(2,106.4)
Net interest revenue	(1,574.4)	766.8	430.7	26.6	(350.3)
Provision for credit losses	(13.0)	(143.1)	(99.8)	—	(255.9)
Net interest revenue, after credit provision	(1,587.4)	623.7	330.9	26.6	(606.2)
Equity in net income of subsidiaries	1,298.8	507.6	—	(1,806.4)	—
Other Income
Rental income on operating leases	—	1,026.9	212.3	—	1,239.2
Other	43.0	586.5	161.8	(38.4)	752.9
Total other income	43.0	1,613.4	374.1	(38.4)	1,992.1
Total net revenue, net of interest expense and credit provision	(245.6)	2,744.7	705.0	(1,818.2)	1,385.9
Other Expenses
Depreciation on operating lease equipment	—	(343.5)	(85.8)	—	(429.3)
Operating expenses	19.2	(594.3)	(132.2)	25.2	(682.1)
Loss on debt extinguishments	(27.9)	(118.7)	—	—	(146.6)
Total other expenses	(8.7)	(1,056.5)	(218.0)	25.2	(1,258.0)
Income (loss) before income taxes	(254.3)	1,688.2	487.0	(1,793.0)	127.9
Benefit (provision) for income taxes	255.6	(255.4)	(124.1)	0.2	(123.7)
Net income (loss) before attribution of noncontrolling interests	1.3	1,432.8	362.9	(1,792.8)	4.2
Net income attributable to noncontrolling interests, after tax	—	0.4	0.5	(3.8)	(2.9)
Net income (loss)	$1.3	$1,433.2	$363.4	$(1,796.6)	$1.3

Nine Months Ended September 30, 2010(1)
Interest income	$1.8	$1,814.0	$1,166.4	$(15.6)	$2,966.6
Interest expense	(1,291.0)	(630.0)	(448.7)	(3.3)	(2,373.0)
Net interest revenue	(1,289.2)	1,184.0	717.7	(18.9)	593.6
Provision for credit losses	(27.4)	(442.6)	(165.7)	(2.2)	(637.9)
Net interest revenue, after credit provision	(1,316.6)	741.4	552.0	(21.1)	(44.3)
Equity in net income of subsidiaries	1,304.4	546.1	(115.3)	(1,735.2)	—
Other Income
Rental income on operating leases	—	1,000.2	245.7	(4.5)	1,241.4
Other	93.6	598.2	238.0	(151.4)	778.4
Total other income	93.6	1,598.4	483.7	(155.9)	2,019.8
Total net revenue, net of interest expense and credit provision	81.4	2,885.9	920.4	(1,912.2)	1,975.5
Other Expenses
Depreciation on operating lease equipment	—	(415.6)	(97.4)	0.5	(512.5)
Operating expenses	23.9	(714.3)	(109.3)	31.4	(768.3)
Total other expenses	23.9	(1,129.9)	(206.7)	31.9	(1,280.8)
Income (loss) before income taxes	105.3	1,756.0	713.7	(1,880.3)	694.7
Benefit (provision) for income taxes	336.7	(343.9)	(310.1)	68.4	(248.9)
Income (loss) before attribution of noncontrolling interests	442.0	1,412.1	403.6	(1,811.9)	445.8
Income attributable to noncontrolling interests, after tax	—	—	1.2	(5.0)	(3.8)
Net income (loss)	$442.0	$1,412.1	$404.8	$(1,816.9)	$442.0

(*)	2010 data has been conformed to the current quarter presentation.

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

The Company continuously assesses its hedge requirements and establishes counterparty relationships to facilitate hedging. During 2011 and 2010, the Company’s portfolio was in an asset sensitive position, whereby assets re-price faster than liabilities, and interest margin increases in a rising interest rate environment. Our hedging strategies and qualifying hedges relate primarily to currency risk management of investments in foreign operations. The Company utilizes cross-currency swaps and foreign currency forward contracts to effectively convert U.S. dollar denominated debt to a foreign currency. These transactions are classified as either foreign currency net investment hedges, or foreign currency cash flow hedges, with resulting gains and losses reflected in accumulated other comprehensive income, a separate component of equity. For hedges of foreign currency net investment positions the “forward” method is applied whereby effectiveness is assessed and measured based on the amounts and currencies of the individual hedged net investments versus the notional amounts and underlying currencies of the derivative contract. For those hedging relationships where the critical terms of the entire debt instrument and the derivative are identical and the credit-worthiness of the counterparty to the hedging instrument remains sound, there is an expectation of no hedge ineffectiveness so long as those conditions continue to be met. The net interest differential is recognized on an accrual basis as an adjustment to other income or as interest expense to correspond with the hedged position.

See the Company’s Form 10-K, “Note 1 — Business and Summary of Significant Accounting Policies” for further description of its derivative transaction policies.

The following table presents fair values and notional values of derivative financial instruments:

Fair and Notional Values of Derivative Financial Instruments (dollars in millions)

	September 30, 2011			December 31, 2010
Qualifying Hedges	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Cross currency swaps	$397.3	$5.9	$—	$414.7	$0.8	$(12.1)
Foreign currency forward exchange – cash flow hedges	141.5	5.9	(0.1)	183.6	6.4	(1.4)
Foreign currency forward exchange – net
investment hedges	1,585.7	55.4	(15.4)	1,333.4	0.5	(61.0)
Total Qualifying Hedges	$2,124.5	$67.2	$(15.5)	$1,931.7	$7.7	$(74.5)
Non-Qualifying Hedges
Cross currency swaps	$1,281.7	$19.4	$(11.8)	$1,330.3	$14.2	$(38.4)
Interest rate swaps	887.6	1.6	(53.8)	1,046.8	4.5	(37.7)
Written options	59.0	—	—	273.8	—	—
Purchased options	999.1	1.4	—	903.0	2.7	—
Foreign currency forward exchange contracts	2,560.9	54.6	(27.9)	2,210.0	4.3	(50.2)
TRS(1)	1,208.4	—	—	609.9	—	—
Equity Warrants	1.0	0.3	—	—	—	—
Total Non-qualifying Hedges	$6,997.7	$77.3	$(93.5)	$6,373.8	$25.7	$(126.3)
(1)	A financing facility with Goldman Sachs International (GSI) is structured as a total return swap (TRS), under which amounts available for advances are accounted for as a derivative. Pursuant to applicable accounting guidance, only the unutilized portion of the TRS is accounted for as a derivative and recorded at its estimated fair value.
The “notional amount” of the swap of $1,208.4 million at September 30, 2011 and $609.9 million at December 31, 2010 represent the unused portion of the GSI Facility and constitute a derivative financial instrument. It is calculated as the maximum facility commitment amount, currently $2,125.0 million, less the actual adjusted qualifying borrowing base outstanding of $916.6 million at September 30, 2011 and $1,515.1 million at December 31, 2010. The notional amount of the derivative will increase as the adjusted qualifying borrowing base decreases due to repayment of the underlying debt to investors. If CIT funds additional asset-backed securities (ABS) under the GSI Facility, the adjusted qualifying borrowing base of the total return swap will increase and the notional amount of the derivative will decrease accordingly.
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

The following table presents the impact of derivatives on the statements of operations:

Derivative Instrument Gains and Losses (dollars in millions)

		Quarters Ended September 30,		Nine Months Ended September 30,
Derivative Instruments	Gain / (Loss) Recognized	2011	2010	2011	2010
Qualifying Hedges
Foreign currency exchange rate fluctuations – cash flow hedges	Other income	$9.0	$(10.7)	$(4.7)	$(1.4)
Total Qualifying Hedges		9.0	(10.7)	(4.7)	(1.4)

Non Qualifying Hedges
Cross currency swaps	Other income	92.1	(89.0)	47.1	24.1
Interest rate swaps	Other income	(14.7)	(18.4)	(19.9)	(68.5)
Foreign currency forward exchange contracts	Other income	112.5	(92.7)	43.7	72.1
Equity Warrants	Other income	0.3	—	0.3	—
Total Non-qualifying Hedges		190.2	(200.1)	71.2	27.7
Total derivatives-income statement impact		$199.2	$(210.8)	$66.5	$26.3

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

The Company characterizes inputs in the determination of fair value according to the fair value hierarchy. The fair value of the Company’s assets and liabilities where the measurement objective specifically requires the use of fair value are set forth in the tables below:

Assets and Liabilities Measured at Fair Value on a Recurring Basis (dollars in millions)

September 30, 2011	Total	Level 1	Level 2	Level 3
Assets
Debt Securities available for sale	$450.0	$—	$450.0	$—
Equity Securities available for sale	17.1	14.3	2.8	—
Trading assets at fair value – derivatives	77.3	—	77.3	—
Derivative counterparty assets at fair value	67.2	—	67.2	—
Total Assets	$611.6	$14.3	$597.3	$—
Liabilities
Trading liabilities at fair value – derivatives	$(93.5)	$—	$(93.5)	$—
Derivative counterparty liabilities at fair value	(15.5)	—	(15.5)	—
Total Liabilities	$(109.0)	$—	$(109.0)	$—

December 31, 2010	Total	Level 1	Level 2	Level 3
Assets
Equity Securities available for sale	$37.5	$16.2	$3.4	$17.9
Trading assets at fair value – derivatives	25.7	—	25.7	—
Derivative counterparty assets at fair value	7.7	—	7.7	—
Total Assets	$70.9	$16.2	$36.8	$17.9
Liabilities
Trading liabilities at fair value – derivatives	$(126.3)	$—	$(126.0)	$(0.3)
Derivative counterparty liabilities at fair value	(74.5)	—	(74.5)	—
Total Liabilities	$(200.8)	$—	$(200.5)	$(0.3)

The following table presents the current carrying value of the financial instruments for which a non-recurring change in fair value has been recorded, and the associated pre-tax impact:

Assets Measured at Fair Value on a Non-recurring Basis (dollars in millions)

September 30, 2011	Total	Level 1	Level 2	Level 3	Total Net Losses
Assets
Impaired loans	$125.4	$—	$—	$125.4	$(34.7)
Total	$125.4	$—	$—	$125.4	$(34.7)

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

Level 3 Gains and Losses

The tables below set forth a summary of changes in the estimated fair value of the Company’s Level 3 financial assets and liabilities measured on a recurring basis. For the quarter ended September 30, 2011 there were no Level 3 financial assets measured on a recurring basis.

Assets and Liabilities	Total	Derivatives	Equity Securities Available for Sale

December 31, 2010	$17.6	$(0.3)	$17.9
Gains or losses realized/unrealized included in other income	5.7	0.3	5.4
Other, net (primarily sales proceeds)	(23.3)	—	(23.3)
Nine Months Ended September 30, 2011	$—	$—	$—

FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying and estimated fair values of financial instruments presented below exclude leases and certain other assets and liabilities, for which disclosure is not required. Assumptions used in valuing financial instruments are disclosed below.

(dollars in millions)	September 30, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Trading assets – derivatives	$77.3	$77.3	$25.7	$25.7
Derivative counterparty assets at fair value	67.2	67.2	7.7	7.7
Assets held for sale (excluding leases)(1)	1,084.6	1,294.8	466.0	466.0
Loans (excluding leases)	17,047.7	16,625.1	20,680.3	21,356.8
Investment Securities	723.1	724.4	328.5	330.2
Other assets and unsecured counterparty receivable(2)	1,201.3	1,201.3	1,507.6	1,507.6
Liabilities
Deposits(3)	$(4,997.1)	$(5,076.3)	$(4,562.7)	$(4,660.0)
Trading liabilities – derivatives	(93.5)	(93.5)	(126.3)	(126.3)
Derivative counterparty liabilities at fair value	(15.5)	(15.5)	(74.5)	(74.5)
Long-term borrowings(3)	(27,196.1)	(28,234.8)	(34,208.1)	(36,452.0)
Other liabilities(4)	(1,711.6)	(1,711.6)	(1,769.9)	(1,769.9)
(1)	Prior period balances have been conformed to current period presentation to exclude finance leases.
(2)	Other assets subject to fair value disclosure include accrued interest receivable and other receivables, certain investment securities and miscellaneous other assets whose carrying values approximate fair value.
(3)	Deposits and long-term borrowings include accrued interest.
(4)	Other liabilities include accrued liabilities, which have a fair value that approximates carrying value.

Assumptions used to value financial instruments as of September 30, 2011 are unchanged from those disclosed in “Note 10 — Fair Value” of the 2010 Form 10-K.

Derivatives – the estimated fair values of derivatives were calculated internally using market data and represent the net amount receivable or payable to terminate, taking into account current market rates. See “Note 6 — Derivative Financial Instruments” for notional principal amounts and fair values.

Assets held for sale – Assets held-for-sale are recorded at lower of cost or fair value on the balance sheet. If not subject to current letter of intent or other third-party valuation, the fair value is generally determined using internally generated valuations, which are considered Level 3 methodologies. Commercial loans are generally valued individually, while small-ticket commercial and consumer type loans are valued on an aggregate portfolio basis.

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

NOTE 8 — STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive (Loss) / Income

Total comprehensive (Loss)/ Income was $(44.0) million and $129.1 million for the quarters ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010, total comprehensive (loss)/income was $(25.6) million and $446.9 million, respectively; including Accumulated Other Comprehensive (Loss)/Income of $(29.8) million and $1.1 million for the current and prior year to date periods.

The following table details the ending component balances of Accumulated Other Comprehensive Loss, net of tax:

(dollars in millions)	September 30, 2011	December 31, 2010
Foreign currency translation adjustments	$(42.1)	$(12.9)
Changes in benefit plan net gain/(loss) and prior service (cost)/credit	2.7	2.8
Unrealized gain on available for sale investments	0.7	2.2
Changes in fair values of derivatives qualifying as cash flow hedges	(0.7)	(1.7)
Total accumulated other comprehensive loss	$(39.4)	$(9.6)

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

The calculation of the Company’s regulatory capital ratios are subject to review and consultation with the FRBNY, which may result in refinements to amounts reported at September 30, 2011.

(dollars in millions)	CIT Group Inc.				CIT Bank
Tier 1 Capital	September 30, 2011		December 31, 2010		September 30, 2011		December 31, 2010
Total stockholders’ equity	$8,903.5		$8,916.0		$1,965.1		$1,832.2
Effect of certain items in accumulated other comprehensive loss excluded from Tier 1 Capital	(2.6)		(3.3)		(0.3)		(0.1)
Adjusted total equity	8,900.9		8,912.7		1,964.8		1,832.1
Less: Goodwill	(270.6)		(277.4)		—		—
Disallowed intangible assets	(73.5)		(119.2)		—		—
Investment in certain subsidiaries	(32.6)		(33.4)		—		—
Other Tier 1 components(1)	(65.8)		(65.2)		(74.2)		(97.8)
Total Tier 1 Capital	8,458.4		8,417.5		1,890.6		1,734.3
Tier 2 Capital
Qualifying reserve for credit losses	437.0		416.2		35.9		10.7
Less: Investment in certain subsidiaries	(32.6)		(33.4)		—		—
Other Tier 2 components(2)	0.1		0.2		0.3		0.1
Total Tier 2 Capital	404.5		383.0		36.2		10.8
Total Capital (Tier 1 and Tier 2 Capital)	$8,862.9		$8,800.5		$1,926.8		$1,745.1
Risk-weighted assets)	$44,633.0		$44,176.7		$4,688.5		$3,022.0
Total Capital (to risk-weighted assets):
Actual	19.9%		19.9%		41.1%		57.7%
Required Ratio for Capital Adequacy Purposes	13.0	%(3)	13.0	%(3)	8.0%		8.0%
Tier 1 Capital (to risk-weighted assets):
Actual	19.0%		19.1%		40.3%		57.4%
Required Ratio for Capital Adequacy Purposes	4.0%		4.0%		4.0%		4.0%
Tier 1 Capital Leverage Ratio:
Actual	18.1%		16.2%		26.5%		24.2%
Required Ratio for Capital Adequacy Purposes	4.0%		4.0%		15.0	%(3)	15.0	%(3)
(1)	Includes the portion of net deferred tax assets that does not qualify for inclusion in Tier 1 capital based on the capital guidelines and the Tier 1 capital charge for nonfinancial equity investments.
(2)	Banking organizations are permitted to include in Tier 2 Capital up to 45% of net unrealized pretax gains on available-for-sale equity securities with readily determinable fair values.
(3)	The Company and CIT Bank each committed to maintaining certain capital ratios above regulatory minimum levels.

NOTE 10 — INCOME TAXES

CIT’s tax provision of $31.1 million for the third quarter decreased compared to a tax provision of $117.3 million in the prior year quarter primarily as a result of lower international earnings and a decrease in discrete items.

CIT’s tax provision of $123.7 million for the nine months ended September 30, 2011 decreased compared to a tax provision of $248.9 million in the prior year nine months primarily as a result of lower international earnings and a decrease in discrete items. For the year to date tax provision, the Company recorded income tax expense on the earnings of certain international operations and no income tax benefit on its domestic losses. A tax benefit was not recognized on the domestic losses because management has concluded that it does not currently meet the criteria to recognize these tax benefits considering its recent history of domestic losses. The year end 2011 effective tax rate may vary from the current rate primarily due to changes in the mix of domestic and international earnings.

The tax provision for the third quarter and nine months ended 2011 included $(7.7) million and $11.1 million, respectively, of discrete tax expense (benefit) items. The third quarter includes an increase to an uncertain federal and state tax position that the Company has taken with respect to the recognition of certain losses, offset by a change in the valuation allowance. Also, the third quarter includes the release of valuation allowances against certain deferred tax assets. Included in the discrete items for the year to date is approximately $2.1 million, primarily related to a net increase in liabilities for uncertain tax positions, incremental valuation allowances on certain foreign losses, partially offset by the release of valuation allowances against certain deferred tax assets. The Company anticipates that it is reasonably possible that the total unrecognized tax benefits will decrease due to the settlement of audits and the expiration of statutes of limitation prior to September 30, 2012 in the range of $5-$15 million.

The tax provision for the 2011 year to date also reflects $9 million of discrete tax expense items primarily associated with the correction of certain foreign tax expense calculations relating to prior periods. Management has concluded that the adjustments were not individually or in the aggregate material to the consolidated financial statements, as of and for the period ended September 30, 2011, or to any of the preceding periods as reported.

As of December 31, 2010, CIT had cumulative U.S. Federal net operating loss carry-forwards (NOL’s) of $4.0 billion. Excluding FSA adjustments, which are not included in the calculation of U.S. Federal taxable income, the Company generated a domestic pretax loss of $340 million in the third quarter ($1.040 billion year to date) which, excluding certain other book-to-tax adjustments, will increase the post-emergence NOLs. Pursuant to Section 382 of the Internal Revenue Code, the Company is generally subject to a $230 million annual limitation on the use of its $1.9 billion of pre-emergence NOLs. NOLs arising in post-emergence years are not subject to this limitation.

NOTE 11 — COMMITMENTS

The accompanying table summarizes credit-related commitments, as well as purchase and funding commitments:

(dollars in millions)	September 30, 2011
	Due to Expire			December 31, 2010
	Within	After	Total	Total
	One Year	One Year	Outstanding	Outstanding
Financing Commitments
Financing and leasing assets	$152.9	$2,484.0	$2,636.9	$3,083.2
Letters of credit
Standby letters of credit	58.7	172.9	231.6	284.7
Other letters of credit	71.3	30.4	101.7	99.0
Guarantees
Deferred purchase credit protection agreements	2,025.6	—	2,025.6	1,667.9
Guarantees, acceptances and other recourse obligations	12.3	14.0	26.3	25.8
Purchase and Funding Commitments
Aerospace manufacturer purchase commitments	822.7	6,996.7	7,819.4	5,701.4
Rail and other manufacturer purchase commitments	655.3	56.5	711.8	—

Financing Commitments

Financing commitments, referred to as loan commitments, or lines of credit, reflect CIT’s agreements to lend to its customers, subject to the customers’ compliance with contractual obligations. The table above includes approximately $0.4 billion of commitments at September 30, 2011 and $0.7 billion at December 31, 2010 for instances where the customer is not in compliance with contractual obligations, and therefore CIT does not have the contractual obligation to lend. As financing commitments may not be fully drawn, expire unused, be reduced or cancelled at the customer’s request, and require the customer to be in compliance with certain conditions, total commitment amounts do not necessarily reflect actual future cash flow requirements.

At September 30, 2011, substantially all financing commitments were senior facilities, with approximately 55% secured by equipment or other assets and the remainder comprised of cash-flow or enterprise value facilities. The vast majority of these commitments are syndicated transactions. CIT is lead agent in approximately 28% of the facilities. Most of our undrawn and available financing commitments are in Corporate Finance. The top ten undrawn commitments totaled $305 million.

The table above excludes uncommitted revolving credit facilities extended by Trade Finance to its clients for working capital purposes. In connection with these facilities, Trade Finance has the sole discretion throughout the duration of these facilities to determine the amount of credit that may be made available to its clients at any time and whether to honor any specific advance requests made by its clients under these credit facilities.

The table above also excludes unused cancelable lines of credit to customers in connection with select third-party vendor programs, which may be used solely to finance additional product purchases, the total of which was not material for either period presented. These uncommitted lines of credit can be reduced, canceled or denied funding by CIT at any time without notice. Management’s experience indicates that customers related to vendor programs typically exercise their line of credit only when they need to purchase new products from a vendor and do not seek to exercise their entire available line of credit at any point in time.

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

The methodology used to determine the DPA liability is similar to the methodology used to determine the allowance for loan losses associated with the finance receivables, which reflects embedded losses based on various factors, including expected losses reflecting our internal customer and facility credit ratings. The liability recorded in Other Liabilities related to the DPAs totaled $6.6 million and $4.2 million at September 30, 2011 and December 31, 2010, respectively.

Purchase and Funding Commitments

CIT’s purchase commitments relate primarily to purchases of commercial aircraft and rail equipment. Commitments to purchase new commercial aircraft are predominantly with Airbus Industries (“Airbus”) and The Boeing Company (“Boeing”). CIT may also commit to purchase an aircraft directly with an airline. Aerospace equipment purchases are contracted for specific models, using baseline aircraft specifications at fixed prices, which reflect discounts from fair market purchase prices prevailing at the time of commitment. The delivery price of an aircraft may change depending on final specifications. Equipment purchases are recorded at the delivery date. The estimated commitment amounts in the preceding table are based on contracted purchase prices reduced for pre-delivery payments to date and exclude buyer furnished equipment selected by the lessee. Pursuant to existing contractual commitments, 145 aircraft remain to be purchased from Airbus and Boeing. Aircraft deliveries are scheduled periodically through 2019. Commitments exclude unexercised options to order additional aircraft.

In 2011, the Company’s rail business entered into commitments to purchase 8,650 railcars from multiple manufacturers, including commitments for 2,900 railcars made in the third quarter. Pursuant to these contractual commitments, 830 railcars have been delivered and 7,820 railcars remain to be delivered periodically in 2011 and 2012. Rail equipment purchase commitments are at fixed prices subject to price increases for certain materials.

NOTE 12 — CONTINGENCIES

Litigation

CIT is currently involved, and from time to time in the future may be involved, in a number of judicial, regulatory, and arbitration proceedings relating to matters that arise in connection with the conduct of its business (collectively, “Litigation”). In view of the inherent difficulty of predicting the outcome of Litigation matters, particularly when such matters are in their early stages or where the claimants seek indeterminate damages, CIT cannot state with confidence what the eventual outcome of the pending Litigation will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines, or penalties related to each pending matter will be, if any. In accordance with applicable accounting guidance, CIT establishes reserves for Litigation when those matters present loss contingencies as to which it is both probable that a loss will occur and the amount of such loss can be reasonably estimated. Based on currently available information, CIT believes that the results of Litigation that is currently pending, taken together, will not have a material adverse effect on the Company’s financial condition, but may be material to the Company’s operating results or cash flows for any particular period, depending in part on its operating results for that period. The actual results of resolving such matters may be substantially higher than the amounts reserved.

For certain Litigation matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of established reserves and insurance. For other matters for which a loss is probable or reasonably possible, such an estimate is not reasonably possible. For Litigation where losses are reasonably possible, management currently estimates the aggregate range of reasonably possible losses as up to $260 million in excess of established reserves and insurance related to those matters, if any. This estimate represents reasonably possible losses (in excess of established reserves and insurance) over the life of such Litigation, which may span a currently indeterminable number of years, and is based on information currently available as of September 30, 2011. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate.

Those Litigation matters for which an estimate is not reasonably possible or as to which a loss does not appear to be reasonably possible, based on current information, are not included within this estimated range and, therefore, this estimated range does not represent the Company’s maximum loss exposure.

The foregoing statements about CIT’s Litigation are based on the Company’s judgments, assumptions, and estimates and are necessarily subjective and uncertain. Some of our pending Litigation matters are described below.

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

Pursuant to a Notice of Dismissal filed on November 24, 2009, CIT Group Inc. was dismissed as a defendant from the consolidated securities action as a result of its discharge in bankruptcy. On June 10, 2010, the Court denied the remaining defendants’ motion to dismiss the consolidated amended complaint. The action continues as to the remaining defendants and CIT’s obligation to defend and indemnify such defendants continues. Fact discovery is ongoing and expected to proceed through the first half of 2012. Plaintiffs seek, among other relief, unspecified damages and interest. A non-binding mediation process was commenced in August, 2011.

Tyco Tax Agreement

In connection with our separation from Tyco International Ltd (“Tyco”) in 2002, CIT and Tyco entered into a Tax Agreement pursuant to which, among other things, CIT agreed to pay Tyco for tax savings actually realized by CIT, if any, as a result of the use of certain tax attributes resulting from net operating losses recognized while Tyco owned CIT (the “Tyco Tax Attribute”), which savings would not have been realized absent the existence of the Tyco Tax Attribute. During CIT’s bankruptcy, CIT rejected the Tax Agreement, and Tyco and CIT entered into a Standstill Agreement pursuant to which (a) CIT agreed that it would defer bringing its subordination claim against Tyco and (b) Tyco agreed that it would defer bringing its damage claim against CIT while the parties exchanged information about CIT’s tax position, including past usage and retention of the various attributes on its consolidated tax return. Notwithstanding the Standstill Agreement, Tyco filed a Notice of Arbitration during the 2011 second quarter, demanding arbitration of its alleged contractual damages resulting from rejection of the Tax Agreement. CIT filed a motion in the United States Bankruptcy Court for the Southern District of New York seeking a stay of the arbitration, together with an adversary proceeding seeking to subordinate Tyco’s interests under section 510(b) of the Bankruptcy Code, which would result in Tyco being treated like equity holders under CIT’s confirmed Plan of Reorganization and receiving no recovery in connection with the termination of the Tax Agreement. By stipulation, the parties have agreed to stay the arbitration pending the court’s ruling on the subordination claims.

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

Subsequent to the commencement of the Le Nature’s bankruptcy, certain co-lessors and certain parties that participated in CIT’s and other co-lessors’ interests in the Lease filed lawsuits against CIT and others to recover the balance of their respective investments, asserting various claims including fraud, civil conspiracy, and civil Racketeer Influenced and Corrupt Organizations Act (RICO). Plaintiffs seek damages in excess of $84 million as well as claims for treble damages under RICO. All but one of these actions has been consolidated for discovery purposes in the United States District Court for the Western District of Pennsylvania.

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

In June, 2011, Gregory J. Podlucky, former CEO of Le Nature’s, as well as two other criminal defendants, pled guilty to various crimes involving Le Nature’s. Another former Le Nature’s officer, Robert Lynn, was found guilty by a jury in July, 2011. The trial of two remaining defendants was scheduled to begin in October, 2011. Podlucky was sentenced to 20 years in prison and ordered to pay in excess of $661 million in restitution to lenders and investors, including CIT. The prospects of collection of restitution from Podlucky are unlikely.

Liabilities for Uncertain Tax Position

The Company's liability for uncertain tax position totaled $543 million at September 30, 2011 and $452 million at December 31, 2010. An estimated $15 million is expected to be recognized within the next twelve months.

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

Types of Products and Services

CIT has five reportable segments: Corporate Finance, Transportation Finance, Trade Finance, Vendor Finance and Consumer. Corporate Finance and Trade Finance offer secured lending as well as other financial products and services predominately to small and midsize companies. These include secured revolving lines of credit and term loans, accounts receivable credit protection, accounts receivable collection, import and export financing, factoring, debtor-in-possession and turnaround financing and receivable advisory services. Transportation Finance offers secured lending and leasing products to midsize and larger companies across the aerospace, rail and defense industries. Vendor Finance partners with manufacturers and distributors to offer secured lending and leasing products predominantly to small and mid-size companies primarily in information technology, telecommunication and office equipment markets. Consumer includes a liquidating portfolio of predominately government-guaranteed student loans and certain consumer loans of CIT Bank.

Segment Profit and Assets

The Company refined its expense and capital allocation methodologies during the first quarter of 2011. For 2011, Corporate and other includes certain costs that had been previously allocated to the segments, including prepayment penalties on high-cost debt payments and certain corporate liquidity costs. In addition, the Company refined the capital and interest allocation methodologies for the segments. These changes had the most impact on Transportation Finance given the capital requirements for their forward-purchase commitments and reduced the interest expense charged to this segment. On a comparable basis, pre-tax income for Transportation Finance would have been approximately $59 million for the quarter ended September 30, 2010 and $199 million for the nine months then ended. These increases would be offset by decreases in Corporate and Other for the respective periods. The refinement was not significant to the other segments. The 2010 balances are reflected as originally reported and are not conformed to the 2011 presentation.

Corporate and Other includes cash liquidity in excess of the amount required by the business units that management determines is prudent for the overall company, loss on debt extinguishment and the prepayment penalties associated with debt repayments.

The following table presents reportable segment information and the reconciliation of segment balances to consolidated financial statements:

(dollars in millions)	Corporate	Transportation	Trade	Vendor	Commercial		Total	Corporate
	Finance	Finance	Finance	Finance	Segments	Consumer	Segments	and Other	Total
For the quarter ended September 30, 2011
Total interest income	$217.7	$38.0	$21.8	$163.8	$441.3	$64.5	$505.8	$5.0	$510.8
Total interest expense	(175.4)	(202.3)	(19.1)	(99.4)	(496.2)	(42.3)	(538.5)	(63.3)	(601.8)
Provision for credit losses	(37.5)	(2.2)	(4.4)	(3.1)	(47.2)	(0.6)	(47.8)	—	(47.8)
Rental income on operating leases	4.2	341.9	—	61.9	408.0	—	408.0	—	408.0
Other income, excluding rental income	86.2	57.4	40.9	58.8	243.3	5.0	248.3	(13.5)	234.8
Depreciation on operating lease equipment	(2.7)	(89.3)	—	(31.3)	(123.3)	—	(123.3)	—	(123.3)
Other expenses / loss on debt extinguishments	(55.8)	(43.3)	(28.6)	(73.5)	(201.2)	(16.8)	(218.0)	(148.5)	(366.5)
Income (loss) before provision (benefit) for income taxes	$36.7	$100.2	$10.6	$77.2	$224.7	$9.8	$234.5	$(220.3)	$14.2
For the quarter ended September 30, 2010
Total interest income	$380.2	$55.8	$23.2	$284.4	$743.6	$89.1	$832.7	$5.4	$838.1
Total interest expense	(221.4)	(237.6)	(37.7)	(160.8)	(657.5)	(68.1)	(725.6)	(8.5)	(734.1)
Provision for credit losses	(105.5)	(17.2)	(11.4)	(38.5)	(172.6)	(7.5)	(180.1)	15.0	(165.1)
Rental income on operating leases	6.1	307.7	—	83.9	397.7	—	397.7	—	397.7
Other income, excluding rental income	152.6	28.7	44.1	65.8	291.2	(8.3)	282.9	6.6	289.5
Depreciation on operating lease equipment	(3.2)	(82.2)	—	(76.3)	(161.7)	—	(161.7)	—	(161.7)
Other expenses	(69.7)	(36.7)	(30.7)	(69.6)	(206.7)	(19.1)	(225.8)	(3.0)	(228.8)
Income (loss) before provision (benefit) for income taxes	$139.1	$18.5	$(12.5)	$88.9	$234.0	$(13.9)	$220.1	$15.5	$235.6
For the Nine months ended September 30, 2011
Total interest income	$787.3	$125.0	$56.8	$567.2	$1,536.3	$204.2	$1,740.5	$15.6	$1,756.1
Total interest expense	(584.2)	(663.6)	(74.3)	(377.9)	(1,700.0)	(144.0)	(1,844.0)	(262.4)	(2,106.4)
Provision for credit losses	(173.3)	(8.7)	(11.7)	(59.8)	(253.5)	(2.4)	(255.9)	—	(255.9)
Rental income on operating leases	16.2	1,006.1	—	216.9	1,239.2	—	1,239.2	—	1,239.2
Other income, excluding rental income	368.2	114.7	120.8	141.2	744.9	11.2	756.1	(3.2)	752.9
Depreciation on operating lease equipment	(8.6)	(272.7)	—	(148.0)	(429.3)	—	(429.3)	—	(429.3)
Other expenses / loss on debt extinguishments	(181.5)	(120.5)	(82.8)	(227.3)	(612.1)	(49.7)	(661.8)	(166.9)	(828.7)
Income (loss) before provision (benefit) for income taxes	$224.1	$180.3	$8.8	$112.3	$525.5	$19.3	$544.8	$(416.9)	$127.9
Select Period End Balances
Loans including receivables pledged	$7,165.5	$1,347.7	$2,551.1	$3,864.7	$14,929.0	$6,883.3	$21,812.3	$—	$21,812.3
Credit balances of factoring clients	—	—	(1,092.9)	—	(1,092.9)	—	(1,092.9)	—	(1,092.9)
Assets held for sale	399.6	60.1	—	366.6	826.3	686.3	1,512.6	—	1,512.6
Operating lease equipment, net	45.0	10,926.0	—	220.0	11,191.0	—	11,191.0	—	11,191.0
For the nine months ended September 30, 2010
Total interest income	$1,422.9	$177.3	$78.1	$991.6	$2,669.9	$281.7	$2,951.6	$15.0	$2,966.6
Total interest expense	(796.2)	(730.2)	(128.8)	(519.1)	(2,174.3)	(194.3)	(2,368.6)	(4.4)	(2,373.0)
Provision for credit losses	(334.6)	(21.5)	(57.6)	(202.9)	(616.6)	(21.3)	(637.9)	—	(637.9)
Rental income on operating leases	22.2	929.5	—	290.8	1,242.5	—	1,242.5	(1.1)	1,241.4
Other income, excluding rental income	461.6	69.1	144.7	137.8	813.2	15.8	829.0	(50.6)	778.4
Depreciation on operating lease equipment	(11.9)	(246.7)	—	(254.4)	(513.0)	—	(513.0)	0.5	(512.5)
Other expenses	(239.9)	(121.8)	(95.7)	(242.8)	(700.2)	(63.3)	(763.5)	(4.8)	(768.3)
Income (loss) before provision (benefit) for income taxes	$524.1	$55.7	$(59.3)	201.0	$721.5	$18.6	$740.1	$(45.4)	$694.7
Select Period End Balances
Loans including receivables pledged	$9,730.0	$1,576.0	$2,605.5	$5,117.3	$19,028.8	$8,208.2	$27,237.0	$—	$27,237.0
Credit balances of factoring clients	—	—	(959.2)	—	(959.2)	—	(959.2)	—	(959.2)
Assets held for sale	439.3	28.1	—	—	467.4	420.3	887.7	—	887.7
Operating lease equipment, net	98.2	10,324.5	—	544.1	10,966.8	—	10,966.8	—	10,966.8

NOTE 14 — SUBSEQUENT EVENTS

Debt Redemptions

In October 2011, CIT redeemed the remaining $461 million of Series A Notes maturing in 2014 and repurchased at a discount approximately $210 million and $100 million of Series A Notes maturing in 2016 and 2017, respectively. In aggregate, these actions will increase fourth quarter interest expense by approximately $70 million for the acceleration of FSA discount accretion and prepayment penalties, and result in a gain on debt extinguishment of approximately $10 million.

Goldman TRS Facility

On October 26, 2011, CIT amended its existing $2.125 billion TRS between CIT Financial Ltd ("CFL") and GSI in order to provide greater flexibility for certain eligible assets to be funded under the facility. The size of the existing CFL facility was reduced to $1.5 billion, and the $625 million formerly available under the existing CFL facility was transferred to a new total return swap facility between GSI and CIT TRS Funding B.V. ("BV"), a wholly-owned subsidiary of CIT.

There are no fees payable to GSI or any of its affiliates on the facilities as a result of the above-described amendments. The amendments do not increase or decrease CIT's exposure or change advance rates or economic terms under the existing facility. The combined aggregate amount financed at any one time under the facilities will not exceed $2.125 billion. As before, subject to concentration limits, the securities included in the facilities may be backed by commercial loans, equipment contracts, FFELP student loans, aircraft or rail leases, private student loans or certain other assets.

Embraer Purchase Agreement

On October 28, 2011, C.I.T. Leasing Corporation, a wholly owned subsidiary of CIT. doing business as CIT Aerospace, entered into a memorandum of understanding with Embraer S.A. to acquire up to thirty new E190 family aircraft. The total value of the 30 E190 aircraft based on current manufacturer's list prices is approximately $1.4 billion. Actual purchase prices at delivery will be lower than the list prices based upon available discount levels, offset by price escalators based on changes in certain specified price indexes, and will be further affected by the aircraft specifications. Deliveries of the aircraft are scheduled for 2012 through 2014. CIT also received an option to purchase an additional 20 E190 family aircraft.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
and
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

OVERVIEW

Founded in 1908, CIT Group Inc. (“we”, “CIT” or the “Company”), a Delaware Corporation, is a bank holding company (“BHC”) that provides commercial financing and leasing products and other financial services to small and middle market businesses across a wide variety of industries. CIT became a bank holding company in December 2008 and CIT Bank, a Utah state-chartered bank, is the Company’s principal bank subsidiary.

CIT operates primarily in North America, with locations in Europe, Latin America and Asia and has four commercial business segments – Corporate Finance, Trade Finance, Transportation Finance and Vendor Finance. We also own and manage a pool of liquidating consumer loans, predominantly government guaranteed student loans, that are reported in the Consumer segment.

As of September 30, 2011 the Company had 3,480 employees and approximately $44 billion in assets.

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk” contain financial terms that are relevant to our business. You can find a glossary of these terms in “Item 1. Business Overview” in our Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”).

The September 30, 2010 amounts have been restated to correct for errors found by the Company subsequent to the filing of its third quarter 2010 report on Form 10-Q, related primarily to the application of Fresh Start Accounting (“FSA”), the effects of which were disclosed in the Company’s December 31, 2010 Form 10-K. The effect of the restatement decreased net income for the quarter ended September 30, 2010 by approximately $16 million to $116 million and increased net income for the nine months then ended by $24 million to $442 million as compared to the amount originally reported in the September 30, 2010 Form 10-Q. Comparisons to the 2010 balances are to the restated amounts. See the Company’s 2010 Form 10-K, “Note 26 — Selected Quarterly Financial Data (Unaudited)” of Item 8 and “Select 2010 Form 10-Q Restated Sections” of Item 7 for further information.

Management uses certain non-GAAP financial measures in its analysis of the financial condition and results of operations of the Company. See “Non-GAAP Financial Measurements” for a reconciliation of these to comparable GAAP measures.

2011 PRIORITIES AND PROGRESS

We continue to advance our priorities, which we described in our December 31, 2010 Form 10-K. The following highlights some of our accomplishments:

     1. Focus on growth in our four core businesses, both domestically and internationally

•	Increased new business activity. Committed new business volume was $2.3 billion for the quarter ended September 30, 2011, more than doubled from a year ago and up 12% sequentially. Funded new business volume increased 75% to $1.9 billion over the prior year quarter as Transportation Finance and Corporate Finance were each up substantially, and Vendor Finance increased 12%. Funded volume increased 8% from last quarter.
•	Stabilized the client base in Trade Finance. Factoring volume of $6.8 billion was down modestly from the prior-year period as growth in CIT’s ongoing factoring operations was offset by lower volume from our European operation, which is winding down. Factoring volume was up 10% sequentially, reflecting seasonality.

     2. Improve profitability, including reducing our cost of capital and operating expenses

•	Redeemed or extinguished approximately $9.5 billion of high cost debt year-to-date, including:
o	$5.7 billion of 7% Series A Notes, including approximately $1.5 billion during the third quarter and $770 million in October 2011.
o	$3 billion of First Lien Term Loan during the third quarter.
o	$0.75 billion of 10.25% Series B Notes during the first quarter.
•	Closed a $2 billion Revolving Facility resulting in lower costs and improved cash management flexibility in the third quarter.
•	Closed over $4 billion of financing facilities year-to-date, including accessing the capital markets as follows:
o	Third quarter – renewed a $550 million committed conduit facility at a lower cost and with a longer term.
o	Second quarter - 1) established a new RMB 1.8 billion Vendor Finance China facility (approximately $280 million at current exchange rates) to fund activity in that country, 2) received $150 million of secured aircraft funding through a newly established facility guaranteed by the Export-Import Bank of the United States, and 3) renewed a £100 million committed U.K. Vendor Finance securitization facility at significantly lower cost and longer term.
o	First quarter – 1) issued $2 billion of second lien Series C debt and 2) renewed a $1 billion committed U.S. Vendor Finance conduit facility at a significantly reduced cost, higher advance rate and longer tenor.
•	Reduced weighted average coupon rates of outstanding deposits and long-term borrowings to 4.84% at September 30, 2011 from 5.31% at December 31, 2010.
•	Addressed the restrictive covenants contained in debt incurred in our 2009 restructuring:
o	The October 2011 repayment of the 2014 7% Series A Notes resulted in fully effected covenant modifications, removed most of the restrictive covenants and will provide the Company with greater financing and operating flexibility. Following the redemption in full of the 2014 Series A Notes in October 2011, most of the restrictive covenants granted under the Series A Notes, as part of CIT's restructuring in 2009, were eliminated.
o	During the second quarter, we successfully completed an exchange offer through which approximately $8.8 billion of Series A Notes were exchanged for new Series C Notes. We also completed a consent solicitation through which the covenants in the Series A Notes maturing in 2015, 2016 and 2017, other than the cash sweep, were amended to generally conform to the less restrictive covenants in the outstanding Series C Notes. The covenants in the Series C Notes are more consistent with covenants in investment grade-rated bonds.
•	Employee headcount at September 30, 2011 was 3,480, unchanged from June 30, 2011 and down 8% from a year ago, reflecting the sale of the Dell Canada operations, outsourcing and other efficiency actions. Operating expenses for the first nine months of 2011 (exclusive of restructuring charges) declined 10% from the comparable 2010 nine-month period.

     3. Expand the role of CIT Bank, both in asset origination and funding capabilities

•	Diversified deposit sources. Issued approximately $580 million of CDs in the third quarter, primarily through brokered deposits, at an average rate of approximately 1.5% and weighted average term in excess of 3 years that replaced maturing, higher-rate CDs. Launched a retail online banking platform in October that currently offers a range of Certificates of Deposits directly to consumers.
•	Increased asset origination activity. Year-to-date committed loan volume rose to $3.1 billion from $0.5 billion for the 2010 nine months, of which $2.1 billion was funded, up from $0.3 billion during 2010. Third quarter committed loan volume rose 10% from the prior quarter to $1.2 billion, of which $835 million was funded. The increase includes higher Vendor Finance activity due to the transfer of the U.S. platform into the Bank. Bank originations represented approximately 80% of the Company’s total U.S. funded volume in the third quarter and approximately 70% year to date, up from approximately 50% and 30%, for the 2010 third quarter and nine-month period, respectively.
•	Obtained the necessary regulatory approvals and transferred into the Bank the Small Business Lending platform in March 2011 and the U.S. Vendor Finance platform into the bank in July 2011.
•	The Federal Deposit Insurance Corporation (FDIC) and the Utah Department of Financial Institutions (UDFI) terminated their Cease and Desist Orders against CIT Bank in April 2011.

During the remainder of 2011 we will continue to advance these business priorities, as well as those relating to risk management, compliance and control functions and to substantially satisfying the open items in the Written Agreement with the Federal Reserve Bank of New York that the Company entered into on August 12, 2009.

2011 FINANCIAL OVERVIEW

Net loss for the quarter ended September 30, 2011 was $16 million, $0.08 per diluted share, compared to a net loss of $48 million, $0.24 per diluted share for the 2011 second quarter and net income of $116 million, $0.58 per diluted share, a year ago. Third quarter operating results benefited from increases in new business volume, continued asset sales and lower funding, credit and operating costs, offset by the loss on debt extinguishments. Net income for the nine months ended September 30, 2011 was $1 million, $0.01 per diluted share, down from $442 million, $2.20 per diluted share for 2010, due primarily to lower fresh start accounting (“FSA”) accretion. The components of FSA accretion and amortization are detailed in the following section “Fresh Start Accounting”.

Pre-tax income for the 2011 third quarter was $14 million, improved sequentially from a pre-tax loss of $22 million. Both periods include significant costs associated with debt redemptions ($169 million in the current quarter and $163 million in the second quarter), as well as sizable benefits from net FSA accretion excluding debt related acceleration expenses ($95 million in the current quarter and $124 million in the second quarter). Pre-tax results for the quarter ended September 30, 2010 totaled $236 million, which included $261 million of net FSA accretion benefit excluding debt related acceleration expense and $10 million of debt redemption costs. Pre-tax income for the nine months ended September 30, 2011 was $128 million, down from $695 million for 2010, primarily reflecting lower benefits in 2011 from net FSA accretion excluding debt related acceleration ($349 million in the current year and $1,142 million in the prior year) and higher costs associated with debt redemption ($379 million in the current year and $32 million in the prior year).

The following table presents the pre-tax results, and adjusts for FSA accretion and debt related transaction costs. This is a non-GAAP measurement.

Impacts of FSA Accretion and Debt-related Transaction Costs on Pre-tax Income (Loss)
	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
($ amounts in millions)	2011	2011	2010	2011	2010
Pre-tax Income/(Loss) – Reported	$14.2	$(21.8)	$235.6	$127.9	$694.7
Net FSA Accretion (excluding debt related acceleration)	(94.6)	(124.3)	(261.1)	(348.6)	(1,141.8)
Accelerated FSA Net Discount/(Premium) on Debt Extinguishments and Repurchases	2.4 (1)	113.3	(19.4)	126.9	(56.8)
Pre-tax Loss - Excluding Net FSA Accretion	(78.0)	(32.8)	(44.9)	(93.8)	(503.9)
Debt Related – Prepayment Penalties	20.0	50.0	29.0	105.0	89.0
Debt Related – Loss on Debt Extinguishments	146.6	—	—	146.6	—
Adjusted Pre-tax Income (Loss) – Excluding FSA Net Accretion & Debt Related Costs	$88.6	$17.2	$(15.9)	$157.8	$(414.9)

(1)	The $2.4 million accelerated FSA accretion reflects an $84.6 million benefit from the repayment and extinguishment of the First Lien Term Loan, offset by $87.0 million expense from the repayment of Series A Notes.

Net finance revenue1 improved sequentially due to lower accelerated debt discount amortization and improved funding costs, but declined from a year ago reflecting a lower level of earning assets and less FSA accretion. Average earning assets of $33.7 billion decreased $0.8 billion sequentially and $5.9 billion from a year ago, largely due to asset sales. Net finance revenue as a percentage of average earning assets (“finance margin”) was 2.30%, compared to 0.80% last quarter and 3.44% the prior-year quarter. Excluding FSA and debt prepayment penalties, finance margin was 1.60%, up from 1.45% in the prior quarter and 0.95% a year ago. Compared to the second quarter, the third quarter finance margin reflected stable asset yields and a reduction in debt costs, partially offset by reduced benefits on a secured borrowing

1 Net finance revenue, average earning assets and net operating lease revenue are non-GAAP measures; see reconciliation of non-GAAP to GAAP financial information.

facility (the Total Return Swap). The improvement from the prior year quarter was primarily driven by lower funding costs. Net operating lease revenue1 improved from the prior quarter reflecting lower depreciation expense on operating lease equipment due to lease equipment moved to held for sale, for which depreciation expense is no longer recognized. Net finance revenue for the nine months ended September 30, 2011 totaled $460 million, down from $1.3 billion last year as the benefits from FSA accretion declined $990 million compared to the prior year nine months.

Provision for credit losses for the quarter ended September 30, 2011 was $48 million, down sequentially from $85 million and $165 million from the prior year quarter. Provision for credit losses for the nine months ended September 30, 2011 totaled $256 million, down from $638 million for the prior year nine months. The trend in provisions reflects a continued reduction in specific reserves, and improved portfolio credit quality, including lower net charge-offs and non-accrual balances.

Other income (excluding operating lease rentals) for the quarter ended September 30, 2011 was $235 million, down 2% sequentially and 19% from the prior-year quarter. These declines reflect lower fees and other revenue and lower gains on asset sales when compared to the prior-year quarter. The second quarter of 2011 also included a non-recurring benefit in Transportation Finance. Factoring commissions increased sequentially and declined slightly from the prior-year quarter, consistent with volume trends. Other income for the nine months ended September 30, 2011 totaled $753 million, down from $778 million for the prior year nine months as lower recoveries on pre-FSA charge-offs offset higher gains on asset and investment sales and lower mark to market losses.

Operating expenses were $220 million for the quarter, down 11% from last quarter and 4% from the prior year quarter. The sequential decrease in litigation costs and the second quarter non-recurring servicing expenses in Vendor Finance, offset a rise in employee related expenses. Headcount at September 30, 2011 was 3,480, unchanged from June 30, 2011 and down 8% from a year ago. Operating expenses for the nine months ended September 30, 2011 totaled $682 million, down 11% from the prior year period, primarily due to lower employee costs.

Provision for income taxes were $31 million in the third quarter, up from $27 million last quarter, but down from $117 million in the prior year quarter. Provision for income taxes for the nine months ended September 30, 2011 totaled $124 million, down from $249 million for the prior year nine months. The declines from last year reflect lower international earnings, primarily in Canada as a result of the Dell portfolio sale in the second quarter, as we continue to record valuation allowances for tax benefits on U.S. losses. The tax provision predominantly reflects provisions for taxable income generated by our international operations and no income tax benefit on our U.S. losses.

Total assets at September 30, 2011 were $44.5 billion, down $3.5 billion from June 30, 2011 and down $9.0 billion from a year ago. Cash and short-term investments declined $2.7 billion sequentially to $7.3 billion reflecting actions taken on several liability management initiatives, including debt repayments. Total loans decreased $0.5 billion during the quarter to $21.8 billion primarily due to asset sales and run-off of the consumer portfolio as funded new business volume exceeded portfolio collections in the commercial segments. Operating lease equipment increased slightly to $11.2 billion, reflecting purchases of aircraft and railcars. Similarly, the significant decline from the prior year reflects loan prepayments and sales, as well as lower cash due to debt repayments.

Funded new business volume of $1.9 billion increased 8% sequentially and 75% from the prior year quarter while committed new business volume of $2.3 billion increased 12% sequentially and more than doubled from a year ago. Corporate Finance, Transportation Finance and Vendor Finance each reported increases in committed volume when compared to both the prior quarter and prior-year quarter. Year to date, funded new business volume totaled $4.9 billion, up 64% from last year while committed volume was $6.1 billion, up 90% from last year. Factoring volume for the 2011 third quarter of $6.8 billion was up 10% sequentially reflecting seasonality but was down modestly from the prior-year period as growth in CIT’s ongoing factoring operations was offset by lower volume from our European operation that is winding down. Factoring volume totaled $19.0 billion for the nine months ended September 30, 2011, down 3% from the prior year. However, ongoing factoring operations volume was up 2%.

Credit metrics continued to improve as net charge-offs, non-accrual loans and inflows to non-accruals were down from the prior quarter and the prior-year quarter. Net charge-offs were $47 million, down from $56 million last quarter and $101 million in the third quarter of 2010. The favorable comparisons were driven primarily by Vendor Finance, which had strong recoveries in the current quarter. Also, in prior periods, Vendor Finance reported higher charge-offs relating to liquidating portfolios and the acceleration of delinquency-based charge-offs that occurred in the second half of last year. Net charge-offs and the provision for credit losses do not reflect recoveries of charge-offs on pre-emergence loans and loans classified as held for sale. Recoveries on these loans are recorded in other income and were $36 million, $25 million and $52 million for the current quarter, the prior quarter and the third quarter of 2010, respectively. Non-accrual loans were $914 million at September 30, 2011, down 14% and 43% from the prior quarter and December 31, 2010, respectively. All segments reported declines in non-accruals from the prior periods, both in amount and as a percentage of receivables, with the exception of Trade Finance, which reported a sequential quarter increase primarily due to the addition of one account.

FRESH START ACCOUNTING

Upon emergence from bankruptcy in 2009, CIT applied Fresh Start Accounting (FSA) in accordance with generally accepted accounting principles in the United States of America (GAAP). Accretion and amortization of certain FSA adjustments are reflected in operating results and described below.

The implementation of FSA resulted in the establishment of a new basis of accounting for the majority of the Company’s assets and liabilities as of December 31, 2009 based upon the December 31, 2009 fair values for those assets and liabilities. The adoption of FSA also resulted in the elimination of the allowance for loan losses (“ALLL”), which was effectively recorded as discounts on loans in adjusting to then fair values. A portion of this discount is attributable to embedded credit losses at December 31, 2009. As a result, our reported charge-offs and the carrying values of our non-accrual loans are reduced in the post-emergence periods from what would have been reported without FSA. Though FSA reduced the carrying values of non-accrual loans, it did not impact the classification of the applicable loans as non-accrual loans, impaired loans or trouble debt restructurings.

FSA has considerable impact on our Net Finance Revenue and Credit Metrics trends. Net finance revenue reflects the accretion of the FSA adjustments to the loans and leases, as well as debt. Because FSA impacts the credit metrics trends, we analyze charge-offs, non-accrual / impaired loans, and TDRs both including and excluding the effects of FSA. As noted above, FSA had the effect of lowering the carrying amount of our loans and leases and eliminating the ALLL as of December 31, 2009. Since the emergence date, we gradually increased the ALLL to reflect the accretion of discounts on the pre-emergence portfolio (which increases the carrying value and the need for credit reserves) and to provide reserves on post-emergence loans and leases. Charge-offs of post-FSA (GAAP) loans are lower as their carrying value is lower compared to pre-FSA balances.

Given the ongoing impact of FSA on CIT’s financial statements and credit metrics, the results are not generally comparable with those of other financial institutions. Whereas other financial institutions may be experiencing current credit trends resulting in declining reserves, CIT’s allowance remained relatively flat.

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

The following table presents FSA discounts / premiums by balance sheet caption:

Fresh Start Accounting (Discount) / Premium (dollars in millions)
	September 30, 2011		June 30, 2011		December 31, 2010
	Accretable	Non-accretable	Accretable	Non-accretable	Accretable	Non-accretable
Loans	$(830.7)	$(110.5)	$(977.9)	$(121.5)	$(1,555.4)	$(372.2)
Operating lease equipment, net	(2,834.9)	—	(2,891.9)	—	(3,022.0)	—
Goodwill and Intangible assets	73.5	264.5	84.1	264.5	119.2	277.4
Other assets	(130.5)	—	(158.7)	—	(223.4)	—
Total assets	$(3,722.6)	$154.0	$(3,944.4)	$143.0	$(4,681.6)	$(94.8)
Deposits	$19.3	$—	$24.4	$—	$38.5	$—
Long-term borrowings	(2,288.6)	—	(2,436.8)	—	(2,948.5)	—
Other liabilities(1)	37.3	258.5	46.4	277.0	—	351.6
Total liabilities	$(2,232.0)	$258.5	$(2,366.0)	$277.0	$(2,910.0)	$351.6
(1)	The accretable balance reflects a reclass of FSA discount associated with unfunded loan commitments, which had been included with "Loans" at December 31, 2010.

Interest income is increased by the FSA accretion on loans, which primarily relates to Corporate Finance ($0.3 billion) and Consumer ($0.4 billion). Due to the contractual maturity of the underlying loans, most commercial loan accretion income will be realized within the next 2 years, while the majority of the accretion on consumer loans will be over a longer time period, generally 10 years. In addition to the scheduled accretion on loans recorded with each scheduled payment, the decline in accretable balance was accelerated during 2011 primarily as a result of asset sales. The declines in non-accretable balance were primarily due to asset sales and prepayments, and also reflect charge-offs.

Interest expense is increased by the FSA accretion, or decreased by the amortization of FSA premium (First Lien Term Loan and Series B) of the long-term borrowings adjustment, which is recognized over the contractual maturity of the underlying debt. If the debt is repaid prior to its contractual maturity, and the repayment is accounted for as a debt extinguishment, accretion of the FSA discount on the underlying debt would be accelerated. If the repayment is accounted for as a debt modification, the FSA discount is amortized over the term of the new financing on an effective yield method. Debt maturity terms are: 2015–2017 for the Series A Notes, 2015–2017 for the Series C Notes that were exchanged from Series A and 2011–2040 for the other secured borrowings, of which over 85% is expected to be recognized by 2019. The following table summarizes the estimated scheduled FSA accretion on the second lien debt and secured borrowings. The table assumes repayment of the second lien debt on its scheduled due date. Actual results will differ from contractual realization in the event of prepayment of the second lien debt. Differences will also occur if the secured assets underlying the secured borrowings repay faster than obligated. The differences from the estimates could vary materially and are inherently subject to significant uncertainties that may be beyond the Company’s control.

Debt Type	Outstanding FSA Balance	Remaining 2011	2012	2013	2014	2015 and Thereafter
Series A Notes(1)	$(710.5)	$(77.7)	$(115.4)	$(126.8)	$(139.4)	$(251.2)
Series C Notes	(839.8)	(34.0)	(144.4)	(158.7)	(174.4)	(328.3)
Secured Borrowings	(688.0)	(40.9)	(108.6)	(90.5)	(76.5)	(371.5)
Other Debt	(50.3)	(0.5)	(1.9)	(2.2)	(2.5)	(43.2)

Total	$(2,288.6)	$(153.1)	$(370.3)	$(378.2)	$(392.8)	$(994.2)
(1)	The Remaining 2011 amount of FSA amortization includes $49.2 million of FSA related to the Series A Notes that were redeemed in October. The FSA amortization of $11.7 million related to the October repurchases of 2016 and 2017 Series A Notes is reflected in each year presented on an effective yield method.

Depreciation expense is reduced by the accretion of the operating lease equipment discount, which relates primarily to Transportation Finance aircraft and rail operating lease assets. We estimate an economic average life before disposal of these assets of approximately 15 years for aerospace assets and 30 years for rail assets.

In conjunction with FSA, operating lease rentals were adjusted as of the emergence date. As a result, an intangible asset was recorded to adjust these contracts that were, in aggregate, above then current market rental rates. These adjustments (net) will be amortized, thereby lowering rental income (a component of Other Income) over the remaining lives of the lease agreements on a straight line basis. Rental income is reduced by accretion of the intangible assets, which is based on the contractual maturity of the underlying operating lease. The majority of the remaining accretion has a contractual maturity of less than two years.

Goodwill was recorded to reflect the excess of the reorganization equity value over the fair value of tangible and identifiable intangible assets, net of liabilities.

Other assets relates primarily to a discount on a receivable from GSI in conjunction with a secured borrowing facility. The discount is accreted to Other Income over the expected payout of the receivables. Based on current estimates, approximately 75% of the remaining discount will be recognized within the next three years.

Other liabilities relates primarily to a liability recorded to reflect the current fair value of aircraft purchase commitments outstanding at the time. As the aircraft are purchased, through 2018, the cost basis of the assets will be reduced by the associated liability.

The following table summarizes the impact of accretion and amortization of FSA adjustments by segment on the Consolidated Statement of Operations:

Accretion / (Amortization) of Fresh Start Accounting Adjustments (dollars in millions)
	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Consumer	Corporate and Other	Total CIT
Quarter Ended September 30, 2011
Interest income	$100.1	$13.8	$—	$23.8	$19.2	$—	$156.9
Interest expense	(71.0)	(40.0)	(2.9)	(10.3)	(10.0)	(7.1)	(141.3)
Rental income on operating leases	—	(12.2)	—	—	—	—	(12.2)
Depreciation expense	1.2	57.2	—	2.2	—	—	60.6
FSA - net finance revenue	30.3	18.8	(2.9)	15.7	9.2	(7.1)	64.0
Other income	21.7	4.4	—	—	2.1	—	28.2
Total	$52.0	$23.2	$(2.9)	$15.7	$11.3	$(7.1)	$92.2
Quarter Ended June 30, 2011
Interest income	$143.4	$19.7	$—	$36.4	$22.5	$—	$222.0
Interest expense	(135.6)	(80.9)	(8.0)	(37.0)	(13.7)	(17.3)	(292.5)
Rental income on operating leases	—	(15.1)	—	—	—	—	(15.1)
Depreciation expense	1.6	57.9	—	4.2	—	—	63.7
FSA - net finance revenue	9.4	(18.4)	(8.0)	3.6	8.8	(17.3)	(21.9)
Other income	25.3	5.1	—	—	2.5	—	32.9
Total	$34.7	$(13.3)	$(8.0)	$3.6	$11.3	$(17.3)	$11.0
Quarter Ended September 30, 2010
Interest income	$233.9	$23.9	$2.9	$54.3	$30.2	$—	$345.2
Interest expense	(61.5)	(33.5)	(2.4)	(11.6)	(12.7)	0.9	(120.8)
Rental income on operating leases	—	(30.4)	—	—	—	—	(30.4)
Depreciation expense	1.9	58.0	—	6.6	—	—	66.5
FSA - net finance revenue	174.3	18.0	0.5	49.3	17.5	0.9	260.5
Other income	15.3	3.1	—	—	1.6	—	20.0
Total	$189.6	$21.1	$0.5	$49.3	$19.1	$0.9	$280.5
Nine Months Ended September 30, 2011
Interest income	$418.6	$51.3	$—	$94.5	$64.2	$—	$628.6
Interest expense	(324.2)	(164.4)	(14.5)	(65.6)	(38.1)	(32.3)	(639.1)
Rental income on operating leases	—	(46.3)	—	—	—	—	(46.3)
Depreciation expense	4.1	172.4	—	9.1	—	—	185.6
FSA - net finance revenue	98.5	13.0	(14.5)	38.0	26.1	(32.3)	128.8
Other income	71.5	14.4	—	—	7.0	—	92.9
Total	$170.0	$27.4	$(14.5)	$38.0	$33.1	$(32.3)	$221.7
Nine Months Ended September 30, 2010
Interest income	$910.0	$77.9	$12.5	$190.1	$94.2	$0.1	$1,284.8
Interest expense	(151.6)	(78.7)	(5.9)	(30.0)	(23.6)	1.1	(288.7)
Rental income on operating leases	—	(83.2)	—	—	—	—	(83.2)
Depreciation expense	8.2	174.8	—	23.0	—	—	206.0
FSA - net finance revenue	766.6	90.8	6.6	183.1	70.6	1.2	1,118.9
Other income	61.2	12.3	—	—	6.1	0.1	79.7
Total	$827.8	$103.1	$6.6	$183.1	$76.7	$1.3	$1,198.6
47

NET FINANCE REVENUE2

The following tables present management’s view of consolidated margin and include the net interest spread we make on loans and on the equipment we lease, in dollars and as a percent of average earning assets(2).

Net Finance Revenue (dollars in millions)
	Quarters Ended			Nine Months Ended September 30

	September 30, 2011	June 30, 2011	September 30, 2010	2011	2010
Interest income	$510.8	$602.1	$838.1	$1,756.1	$2,966.6
Rental income on operating leases	408.0	417.9	397.7	1,239.2	1,241.4
Finance revenue	918.8	1,020.0	1,235.8	2,995.3	4,208.0
Interest expense	(601.8)	(805.7)	(734.1)	(2,106.4)	(2,373.0)
Depreciation on operating lease equipment	(123.3)	(145.5)	(161.7)	(429.3)	(512.5)
Net finance revenue	$193.7	$68.8	$340.0	$459.6	$1,322.5
Average Earnings Assets (“AEA”)	$33,667.2	$34,477.8	$39,528.0	$34,465.7	$42,276.0
As a % of AEA:
Interest income	6.07%	6.99%	8.48%	6.79%	9.36%
Rental income on operating leases	4.85%	4.85%	4.03%	4.80%	3.91%
Finance revenue	10.92%	11.84%	12.51%	11.59%	13.27%
Interest expense	(7.15)%	(9.35)%	(7.43)%	(8.15)%	(7.48)%
Depreciation on operating lease equipment	(1.47)%	(1.69)%	(1.64)%	(1.66)%	(1.62)%
Net finance revenue	2.30%	0.80%	3.44%	1.78%	4.17%
Net finance revenue, excluding FSA and debt prepayment penalties	1.60%	1.45%	0.95%	1.50%	0.79%
As a % of AEA by Segment:
Corporate Finance	2.26%	3.06%	6.03%	3.47%	7.13%
Transportation Finance	2.89%	1.53%	1.46%	2.14%	1.44%
Trade Finance	0.77%	(3.25)%	(3.41)%	(1.67)%	(3.85)%
Vendor Finance	8.27%	5.27%	8.18%	6.91%	9.09%
Commercial Segments	3.53%	2.44%	4.18%	3.24%	4.93%
Consumer	1.16%	1.03%	0.96%	1.02%	1.27%
Average earning assets are less than comparable balances in Average Balance Sheet tables displayed later in this document due to the exclusion of deposits with banks and other investments offset by the inclusion of credit balances of factoring clients

Net finance revenue (NFR) for the quarter ended September 30, 2011 increased sequentially due to lower accelerated debt discount amortization, improved funding costs and lower depreciation expense. NFR declined from a year ago reflecting a lower level of earning assets and less FSA accretion. Average earning assets declined 2% from the prior quarter and 15% from the 2010 third quarter largely due to asset sales and repayments. Net FSA accretion added $64 million to NFR this quarter, compared to a decrease of $22 million in the second quarter, due to lower interest income accretion, partially offset by lower accelerated debt discount recognition in the third quarter. NFR in the prior year included $261 million of net FSA accretion benefits driven by the accretion of loan discount. Likewise, NFR as a percentage of average earning assets (“Net Finance Margin”), increased sequentially and declined from the prior year due in large part to fluctuations in net FSA accretion/amortization.

Interest expense for the 2011 third quarter included a $20 million prepayment penalty on the redemption of $1 billion of Series A Notes and $2 million of net FSA debt discount amortization relating to the repayment of debt in the third quarter. The $2 million accelerated FSA accretion reflects an $85 million benefit from the repayment and extinguishment of the First Lien Term Loan, offset by $87 million expense from the repayment of Series A Notes. Interest expense for the 2011 second quarter included prepayment penalties of $50 million on the redemption of $2.5 billion of 7% Series A Second Lien Notes and the acceleration of FSA amortization of approximately $113 million.

2 Net finance revenue and average earning assets are non-GAAP measures; see reconciliation of non-GAAP to GAAP financial information.

Additional second lien note prepayments will result in acceleration of FSA amortization of debt discount (if the prepayment is accounted for as a debt extinguishment) and prepayment fees on Series A Notes if they are redeemed before January 1, 2012.

In October 2011, CIT redeemed the remaining $461 million of Series A Notes maturing in 2014 and repurchased at a discount approximately $210 million and $100 million of Series A Notes maturing in 2016 and 2017, respectively. In aggregate, these actions will increase fourth quarter interest expense by approximately $70 million for the acceleration of FSA discount accretion and prepayment penalties.

In August 2011, CIT established a $2 billion Revolving Credit Facility (the “Revolving Facility”). The Revolving Facility matures in August 2015 and currently has an interest rate of LIBOR + 2.75% (with no floor) that can adjust down to as low as LIBOR +2.00% based on CIT’s senior unsecured credit rating.

In March 2011, we issued $2 billion of new secured Series C Notes, consisting of $1.3 billion of three year 5.25% fixed rate notes and $700 million of seven year 6.625% fixed rate notes.

As a result of our 2011 debt restructurings, we reduced weighted average coupon rates of outstanding deposits and long-term borrowings to 4.84% at September 30, 2011 from 5.31% at December 31, 2010. See Select Quarterly Financial Data section for more information on debt rates.

Adjusted Net Finance Revenue as a % of AEA
Quarters Ended	September 30, 2011		June 30, 2011		September 30, 2010
Net finance revenue	$193.7	2.30%	$68.8	0.80%	$340.0	3.44%
FSA impact on net finance revenue	(64.0)	(0.91)%	21.9	0.13%	(260.5)	(2.74)%
Secured debt prepayment penalties	20.0	0.21%	50.0	0.52%	29.0	0.25%
Adjusted net finance revenue	$149.7	1.60%	$140.7	1.45%	$108.5	0.95%
Nine Months Ended	September 30, 2011		September 30, 2010
Net finance revenue	$459.6	1.78%	$1,322.5	4.17%
FSA impact on net finance revenue	(128.8)	(0.64)%	(1,118.9)	(3.62)%
Secured debt prepayment penalties	105.0	0.36%	89.0	0.24%
Adjusted net finance revenue	$435.8	1.50%	$292.6	0.79%

Net Finance Margin excluding FSA and prepayment penalties improved sequentially and over the prior-year quarter. Compared to the second quarter, the third quarter finance margin reflected stable asset yields and an approximately 45 basis point reduction in funding costs, partially offset by reduced benefits on a secured borrowing facility (the Total Return Swap, TRS). While the TRS benefits were down sequentially, net finance margin continues to benefit from discount recapture stemming from collateral prepayments on the underlying securities. The improvement in net finance margin on this basis from the prior year quarter was primarily driven by lower funding costs.

Margin also continues to be impacted by our changing business mix, in which cash, student loans and liquid investments continue to represent a significant portion of the overall balance sheet. Growth in the relative proportion of commercial loans and leases and the continued refinancing of debt at lower rates should benefit margin.

Net Operating Lease Revenue as a % of Average Operating Leases (AOL) (dollars in millions)
	Quarters Ended
	September 30,	June 30,	September 30,	Nine Months Ended September 30
	2011	2011	2010	2011	2010
Rental income on operating leases	14.80%	15.17%	14.49%	14.92%	15.09%
Depreciation on operating lease equipment	(4.47)%	(5.28)%	(5.89)%	(5.17)%	(6.23)%
Net operating lease revenue %	10.33%	9.89%	8.60%	9.75%	8.86%
Net operating lease revenue %, excluding FSA	6.81%	6.42%	5.69%	6.38%	5.73%
Net operating lease revenue	$284.7	$272.4	$236.0	$809.9	$728.9
Average Operating Lease Equipment (“AOL”)	$11,025.0	$11,017.7	$10,975.8	$11,076.8	$10,966.9

Net operating lease revenue3 increased in amount and as a percentage of AOL, benefiting from lower depreciation in Vendor Finance (discussed further below). Net operating lease revenue also benefited from FSA accretion of approximately $48 million in the current quarter, $49 million in the prior quarter and $36 million in the 2010 third quarter.

Net operating lease revenue for the aerospace and rail portfolios improved modestly from last quarter, as higher utilization in the rail portfolio mitigated some renewal rate pressure, and aerospace benefited from lower maintenance costs in the second quarter of 2011 related to prior period corrections. Utilization in both aerospace and rail car portfolios remains strong. All commercial aircraft, including commitments, were leased at September 30, 2011. Rail fleet utilization, including commitments, increased to 97% from 96% at June 30, 2011 and 94% a year ago.

The 2011 results benefit from lower depreciation, primarily in the Vendor Finance business, as a result of certain operating leases being recorded as held for sale. When a long-lived asset is classified as held for sale, depreciation expense is no longer recognized but the asset is evaluated for impairment with any such charge recorded in other income. As a result, net operating lease revenue includes rental income on operating leases on equipment classified as held for sale, but not depreciation. Operating lease equipment in assets held for sale totaled $208 million at September 30, 2011, primarily reflecting assets relating to the previously announced Dell Europe platform sale in Vendor Finance and aerospace equipment. At June 30, 2011 we had $427 million of equipment in assets held for sale, primarily reflecting aerospace equipment and the Dell Europe platform assets. The amount of depreciation not recognized on equipment in assets held for sale in the 2011 third quarter was approximately $23 million, $11 million in the second quarter and $47 million year to date.

CREDIT METRICS

Management analyzes credit trends both before and after FSA in order to provide comparability with our longer-term credit trends (which included pre-emergence / historical accounting) and credit trends experienced by other market participants.

Non-accrual loans were $914 million at September 30, 2011, down 14% and 43%, respectively, from the prior quarter and December 31, 2010. All segments experienced declines in relation to both prior periods, with the exception of Trade Finance, which was down from the prior year, but up from the prior quarter. Corporate Finance continued to drive the consolidated trends. New inflows into non-accrual loans were down from the second quarter, and down considerably from earlier quarters.

Net charge-offs were $47 million, down from $56 million in the prior quarter and $101 million in the 2010 third quarter. The favorable comparisons were driven primarily by Vendor Finance, which had strong recoveries in the current quarter. Also, in prior periods, Vendor Finance reported higher charge-offs relating to liquidating portfolios and the acceleration of delinquency-based charge-offs that occurred in the second half of last year. Net charge-offs and the provision for credit losses do not reflect recoveries of charge-offs on pre-emergence loans and loans classified as held for sale that were

3 Net operating lease revenue is a non-GAAP measure; see reconciliation of non-GAAP to GAAP financial information.

recorded in other income of $36 million, $25 million and $52 million for the current quarter, the prior quarter and the third quarter of 2010, respectively.

The provision for credit losses was $48 million, down from $85 million last quarter and $165 million in the prior year quarter. The trend in provisions reflects a continued reduction in specific reserves and improved portfolio credit quality.

Management also evaluates credit performance with credit metrics that exclude the impact of FSA. On this basis, gross charge-offs were $86 million, down from $97 million in the prior quarter and $233 million in the prior-year quarter. On the same basis, non-accrual loans of $1.0 billion decreased from $1.2 billion at June 30, 2011 and $2.0 billion at December 31, 2010.

As a result of adopting FSA, the allowance for loan losses at December 31, 2009 was eliminated and effectively recorded as discounts on loans as part of the fair value of finance receivables. A portion of the discount attributable to embedded credit losses in pre-emergence credit impaired loans was recorded as non-accretable discount and is utilized as such losses occur, primarily on impaired, non-accrual loans. Any incremental deterioration of loans in this group results in incremental provisions or charge-offs. Improvements or increases in forecasted cash flows in excess of the accretable discount reduce any allowance on the loan established after emergence from bankruptcy (if any) and cause a reclassification from non-accretable to accretable discount with a go-forward recognition as finance income over the remaining life of the account. For performing pre-emergence loans, an allowance for loan losses is established to the extent the net carrying value (after FSA discount) is not deemed to be recoverable. In the event a loan is moved to non-accrual status, accretion of FSA discount is suspended.

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

Our allowance for loan losses includes: (1) specific reserves for impaired loans, (2) non-specific reserves for estimated losses inherent in non-impaired loans based on historic loss experience and our estimates of projected loss levels and (3) a qualitative adjustment to the reserve for economic risks, industry and geographic concentrations, and other factors not currently included in our methodology. Our policy is to recognize losses through charge-offs when there is high likelihood of loss after considering the borrower’s financial condition, underlying collateral and guarantees, and the finalization of collection activities.

Qualitative adjustments largely related to instances where management believes that the Company’s current risk ratings in selected portfolios do not fully reflect the corresponding inherent risk. The qualitative adjustments did not exceed 10% of the total allowance at any of the presented periods and are recorded by class and included in the allowance for loan losses.

See Risk Factors in our December 31, 2010 Form 10-K for additional discussion on allowance for loan losses.

The following table presents detail on our allowance for loan losses, including charge-offs and recoveries:

	Quarters Ended			Nine Months Ended
(dollars in millions)	September 30, 2011	June 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Allowance balance - beginning of period	$424.0	$402.5	$356.9	$416.2	$—

Provision for credit losses (1)	47.8	84.7	165.1	255.9	637.9
Change related to new accounting guidance (2)	—	—	—	—	68.6
Changes relating to foreign currency translation, other (1)	(10.7)	(7.5)	4.6	(14.7)	4.0
Net additions	37.1	77.2	169.7	241.2	710.5

Gross charge-offs(3)	(71.1)	(88.3)	(111.9)	(318.8)	(304.9)
Recoveries(4)	24.5	32.6	10.8	75.9	19.9
Net Charge-offs	(46.6)	(55.7)	(101.1)	(242.9)	(285.0)
Allowance - end of period	$414.5	$424.0	$425.5	$414.5	$425.5

Loans
Commercial Segments loans	$14,929.0	$15,259.0	$19,028.8
Consumer loans	6,883.3	7,025.7	8,208.2
Total loans	$21,812.3	$22,284.7	$27,237.0

Allowance
Commercial Segments	$414.5	$424.0	$425.5
Consumer	—	—	—
Total Allowance for credit losses	$414.5	$424.0	$425.5

(1) Includes amounts related to reserves on unfunded loan commitments, which are reflected in other liabilities.

(2) Reflects reserves associated with loans consolidated in accordance with 2010 adoption of accounting guidance on consolidation of variable interest entities.

(3) Gross charge-offs include $40 million that were charged directly to the specific allowance for loan losses for the September 30, 2011 quarter, of which $36 million related to Corporate Finance with the remainder primarily related to Trade Finance. Amounts for the nine month period were $154 million, of which $142 million related to Corporate Finance and the remainder related to Trade Finance.

(4) Recoveries do not include $36.1 million, $24.7 million, and $51.8 million recorded in Other Income reflecting amounts that were charged off prior to bankruptcy or while classified as held for sale for the quarters ended September 30, 2011, June 30, 2011 and September 30, 2010, respectively and $92.5 million and $208.9 million for the nine months ended September 30, 2011 and 2010, respectively.

In addition to amounts related to pre-emergence loans, the allowance and provision also include amounts related to finance receivables originated subsequent to emergence. The following table summarizes the components of the provision and allowance:

Provision for Credit Losses
	Quarters Ended			Nine Months Ended
(dollars in millions)	September 30, 2011	June 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Specific reserves - impaired loans	$ (14.8)	$ (20.0)	$ 18.0	$ (63.2)	$ 74.2
Non-specific reserves	16.0	49.0	46.0	76.2	278.7
Charge-offs	46.6	55.7	101.1	242.9	285.0
Totals	$ 47.8	$ 84.7	$ 165.1	$ 255.9	$ 637.9
Allowance for Loan Losses
(dollars in millions)		September 30, 2011	June 30, 2011		December 31, 2010
Specific reserves - impaired loans		$ 58.1	$ 72.9		$ 121.3
Non-specific reserves		356.4	351.1		294.9
Totals		$ 414.5	$ 424.0		$ 416.2

The declines in the allowance for loan losses from the prior two periods reflected reduced specific reserves, as charge-offs, including amounts related to loans transferred to held-for-sale, exceeded additional reserves on impaired loans. The increase in non-specific reserves resulted from provisioning related to new volume exceeding reserve release on pre-FSA loan runoff, as reserve requirements on pre-emergence loans are supplemented by FSA discount. Although we provisioned $1.2 million in excess of net charge-offs in the current quarter, the allowance declined from the prior quarter due to provisioning for off-balance sheet risk that is recorded in other liabilities and foreign currency translation adjustments. As a percentage of finance receivables, the allowance was 1.9%, unchanged from June 30, 2011 and up from 1.7% at December 31, 2010.

Management also analyzes the amount of coverage on a pre-FSA basis by combining the non-accretable discount balance and the allowance for loan losses. On this basis, the third quarter ratio of total allowance and non-accretable FSA discount to pre-FSA loans was 2.3%, unchanged from the prior quarter and down from 3.0% at December 31, 2010. For the commercial segments, total reserves on this basis were 3.4%, 3.4% and 4.4% as of September 30, 2011, June 30, 2011 and December 31, 2010, respectively. The consumer segment has lower reserves because it consists primarily of U.S. Government guaranteed student loans.

FSA discount and allowance balances by segment are presented in the following tables:

(dollars in millions)	Finance Receivables pre FSA	FSA - Accretable Discount	FSA - Non-accretable Discount(1)	Finance Receivables post FSA	Allowance for Credit Losses	Net Carrying Value
September 30, 2011
Corporate Finance	$7,532.8	$(273.5)	$(93.8)	$7,165.5	$(270.0)	$6,895.5
Transportation Finance	1,434.8	(86.0)	(1.1)	1,347.7	(31.2)	1,316.5
Trade Finance	2,551.1	—	—	2,551.1	(34.2)	2,516.9
Vendor Finance	3,942.1	(67.5)	(9.9)	3,864.7	(79.1)	3,785.6
Commercial Segments	15,460.8	(427.0)	(104.8)	14,929.0	(414.5)	14,514.5
Consumer	7,292.7	(403.7)	(5.7)	6,883.3	—	6,883.3
Total	$22,753.5	$(830.7)	$(110.5)	$21,812.3	$(414.5)	$21,397.8
June 30, 2011
Corporate Finance	$7,883.0	$(360.5)	$(98.6)	$7,423.9	$(277.9)	$7,146.0
Transportation Finance	1,458.5	(101.0)	(1.2)	1,356.3	(29.1)	1,327.2
Trade Finance	2,538.4	—	—	2,538.4	(35.3)	2,503.1
Vendor Finance	4,047.7	(93.2)	(14.1)	3,940.4	(81.7)	3,858.7
Commercial Segments	15,927.6	(554.7)	(113.9)	15,259.0	(424.0)	14,835.0
Consumer	7,456.5	(423.2)	(7.6)	7,025.7	—	7,025.7
Total	$23,384.1	$(977.9)	$(121.5)	$22,284.7	$(424.0)	$21,860.7
December 31, 2010
Corporate Finance	$9,571.3	$(763.4)	$(325.7)	$8,482.2	$(303.7)	$8,178.5
Transportation Finance	1,536.8	(146.1)	(1.8)	1,388.9	(23.7)	1,365.2
Trade Finance	2,387.4	—	—	2,387.4	(29.9)	2,357.5
Vendor Finance	4,348.0	(147.3)	(34.6)	4,166.1	(58.9)	4,107.2
Commercial Segments	17,843.5	(1,056.8)	(362.1)	16,424.6	(416.2)	16,008.4
Consumer	8,584.6	(498.6)	(10.1)	8,075.9	—	8,075.9
Total	$26,428.1	$(1,555.4)	$(372.2)	$24,500.5	$(416.2)	$24,084.3
(1)	Non-accretable discount includes certain accretable discount amounts relating to non-accrual loans for which accretion has been suspended.

The following table presents charge-offs, by business segment. See Results by Business Segment for additional information.

	Quarters Ended						Nine Months Ended
(dollars in millions)	September 30, 2011		June 30, 2011		September 30, 2010		September 30, 2011		September 30, 2010
Gross Charge-offs
Corporate Finance	$ 46.2	2.52%	$ 53.3	2.76%	$ 41.1	1.61%	$ 224.5	3.85%	$ 156.5	1.81%
Transportation Finance	—	—	0.1	0.01%	—	—	0.8	0.07%	—	—
Trade Finance	4.3	0.66%	4.2	0.66%	7.8	1.18%	14.7	0.78%	23.0	1.13%
Vendor Finance	19.7	2.02%	29.5	2.96%	55.0	3.75%	75.5	2.52%	103.5	2.05%
Commercial Segments	70.2	1.85%	87.1	2.23%	103.9	2.04%	315.5	2.69%	283.0	1.66%
Consumer	0.9	0.05%	1.2	0.06%	8.0	0.37%	3.3	0.06%	21.9	0.32%
Total	71.1	1.28%	88.3	1.52%	111.9	1.55%	318.8	1.83%	304.9	1.28%
Recoveries
Corporate Finance	5.3	0.29%	13.4	0.70%	0.6	0.02%	26.7	0.46%	3.3	0.04%
Transportation Finance	—	—	0.1	0.01%	—	—	0.1	—	—	—
Trade Finance	2.5	0.38%	6.3	0.98%	0.5	0.08%	10.7	0.56%	0.6	0.03%
Vendor Finance	16.4	1.68%	12.5	1.27%	9.2	0.62%	37.5	1.25%	15.5	0.31%
Commercial Segments	24.2	0.64%	32.3	0.83%	10.3	0.20%	75.0	0.64%	19.4	0.11%
Consumer	0.3	0.02%	0.3	0.01%	0.5	0.02%	0.9	0.02%	0.5	0.00%
Total	24.5	0.44%	32.6	0.56%	10.8	0.15%	75.9	0.43%	19.9	0.08%
Net Charge-offs
Corporate Finance	40.9	2.23%	39.9	2.06%	40.5	1.59%	197.8	3.39%	153.2	1.77%
Transportation Finance	—	—	—	—	—	—	0.7	0.07%	—	—
Trade Finance	1.8	0.28%	(2.1)	(0.32)%	7.3	1.10%	4.0	0.22%	22.4	1.10%
Vendor Finance	3.3	0.34%	17.0	1.69%	45.8	3.13%	38.0	1.27%	88.0	1.74%
Commercial Segments	46.0	1.21%	54.8	1.40%	93.6	1.84%	240.5	2.05%	263.6	1.55%
Consumer	0.6	0.03%	0.9	0.05%	7.5	0.35%	2.4	0.04%	21.4	0.32%
Total	$ 46.6	0.84%	$ 55.7	0.96%	$ 101.1	1.40%	$ 242.9	1.40%	$ 285.0	1.20%

Supplemental Non-U.S. Commercial Disclosure
Gross Charge-offs	$ 26.2		$ 38.6		$ 30.8		$ 90.0		$ 70.7
Recoveries	$ 8.4		$ 9.0		$ 4.7		$ 21.7		$ 9.2

Gross Charge-offs (pre-FSA) as a Percentage of Average Finance Receivables (dollars in millions)

	Quarters Ended						Nine Months Ended
	September 30, 2011		June 30, 2011		September 30, 2010		September 30, 2011		September 30, 2010
Corporate Finance	$57.0	2.94%	$59.5	2.82%	$129.7	4.42%	$284.2	4.47%	$429.8	4.23%
Transportation Finance	—	—	0.1	0.01%	—	—	0.8	0.07%	—	—
Trade Finance	4.3	0.66%	4.2	0.66%	7.8	1.17%	14.7	0.78%	25.0	1.23%
Vendor Finance	20.1	2.01%	30.2	2.93%	77.5	5.09%	82.7	2.67%	200.5	3.73%
Commercial Segments	81.4	2.06%	94.0	2.27%	215.0	3.86%	382.4	3.07%	655.3	3.44%
Consumer	4.1	0.22%	3.4	0.17%	18.2	0.76%	10.8	0.18%	66.6	0.88%
Total	$85.5	1.47%	$97.4	1.58%	$233.2	2.93%	$393.2	2.13%	$721.9	2.72%

Corporate Finance net charge-offs were flat with the prior quarter and the prior year quarter, however, 2011 year to date was above 2010 reflecting first quarter write-offs in the energy sector. Both the current and prior quarters included approximately $25 million in charge-offs corresponding to specific reserves on loans transferred to held-for-sale. Transportation Finance had a minimal level of charge-offs in all periods presented, as the majority of assets in this segment are operating leases. Trade Finance net charge-offs remained low, reflecting continued recoveries. Vendor Finance net charge-offs were considerably below prior periods, reflecting both reduced gross charge-offs and high recoveries. Prior year charge-offs were high due to a policy refinement in the third quarter of 2010, which accelerated delinquency-based charge-offs to 150 days from the previous 180 days. Consumer charge-offs were down from the prior year, due to reduced charge-offs in the private student loan portfolio, as charge-offs were virtually fully-absorbed by FSA discount through the sale of the portfolio in the 2010 fourth quarter. As a result, the Consumer portfolio consists primarily of student loans that are 97%-98% guaranteed by the U.S. government, thereby mitigating our ultimate credit risk.

The tables below present information on non-performing loans, which includes assets held for sale for each period:

Non-accrual and Past Due Loans (dollars in millions)

	September 30, 2011	June 30, 2011	December 31, 2010
Non-accrual loans
U.S	$796.3	$870.1	$1,336.1
Foreign	116.8	190.9	279.2
Commercial Segments	913.1	1,061.0	1,615.3
Consumer	0.6	0.8	0.7
Non-accrual loans	$913.7	$1,061.8	$1,616.0

Troubled Debt Restructurings
U.S	$291.0	$317.1	$412.4
Foreign	27.4	37.0	49.3
Restructured loans	$318.4	$354.1	$461.7

Accruing loans past due 90 days or more
Government guaranteed accruing student loans past due 90 days or more	$405.8	$399.0	$433.6
Other accruing loans past due 90 days or more	2.0	5.6	1.7
Total accruing loans past due 90 days or more	$407.8	$404.6	$435.3

Non-accrual loans (post-FSA) as a Percentage of Finance Receivables (dollars in millions)
	Held for Investment		Held for Sale	Total
September 30, 2011
Corporate Finance	$393.2	5.49%	$290.4	$683.6	9.54%
Transportation Finance	54.5	4.05%	—	54.5	4.05%
Trade Finance	94.0	3.68%	—	94.0	3.68%
Vendor Finance	79.2	2.05%	1.8	81.0	2.10%
Commercial Segments	620.9	4.16%	292.2	913.1	6.12%
Consumer	0.2	—	0.4	0.6	0.01%
Total	$621.1	2.85%	$292.6	$913.7	4.19%
June 30, 2011
Corporate Finance	$512.3	6.90%	$292.1	$804.4	10.84%
Transportation Finance	56.0	4.13%	—	56.0	4.13%
Trade Finance	73.4	2.89%	—	73.4	2.89%
Vendor Finance	95.0	2.41%	32.2	127.2	3.23%
Commercial Segments	736.7	4.83%	324.3	1,061.0	6.95%
Consumer	0.2	—	0.6	0.8	0.01%
Total	$736.9	3.31%	$324.9	$1,061.8	4.76%
December 31, 2010
Corporate Finance	$1,183.7	13.95%	$56.1	$1,239.8	14.62%
Transportation Finance	63.2	4.55%	—	63.2	4.55%
Trade Finance	164.4	6.89%	—	164.4	6.89%
Vendor Finance	120.6	2.89%	27.3	147.9	3.55%
Commercial Segments	1,531.9	9.33%	83.4	1,615.3	9.84%
Consumer	0.4	0.01%	0.3	0.7	0.01%
Total	$1,532.3	6.25%	$83.7	$1,616.0	6.60%

Non-accrual loans(1) (pre-FSA) as a Percentage of Finance Receivables (dollars in millions)
	September 30, 2011		June 30, 2011		December 31, 2010

Corporate Finance	$783.4	10.40%	$926.4	11.75%	$1,587.0	16.58%
Transportation Finance	61.8	4.31%	63.5	4.36%	71.3	4.64%
Trade Finance	94.0	3.68%	73.4	2.89%	164.4	6.89%
Vendor Finance	96.0	2.43%	147.7	3.65%	172.9	3.98%
Commercial Segments	1,035.2	6.69%	1,211.0	7.60%	1,995.6	11.18%
Consumer	0.7	0.01%	1.0	0.01%	0.7	0.01%
Total	$1,035.9	4.55%	$1,212.0	5.18%	$1,996.3	7.55%
(1)	Reflects balances before fresh start accounting for non-accrual balances in Held for Investment and carrying value of balances in Held for Sale.

See Non-GAAP Financial Measurements for reconciliation to GAAP measurement.

Non-accrual loans, on both a post- and pre-FSA basis, declined in amount and as a percentage of finance receivables from the prior quarter and the prior year quarter, reflecting continued workouts and asset sales. New inflows to non-accrual loans were below the prior quarter and prior year quarter. All segments reported declines from the prior periods, both in amount and as a percentage of receivables, with the exception of Trade Finance, which reported a sequential quarter increase. The increase in Trade Finance was driven primarily by the addition of one account, for which specific reserves were provided in the current quarter. Approximately 80% of our non-accrual accounts were paying currently at September 30, 2011, and our impaired loan carrying value (including FSA discount, specific reserves and charge-offs) to estimated outstanding contractual balances approximated 45%. For this purpose, impaired loans are comprised of non-accrual loans over $500,000 and TDRs.

Foregone Interest on Non-accrual Loans and Troubled Debt Restructurings (dollars in millions)

	Nine months Ended September 30, 2011
	U.S	Foreign	Total
Interest revenue that would have earned at original terms	$153.8	$19.1	$172.9
Less: Interest recorded	18.0	4.3	22.3
Foregone interest revenue	$135.8	$14.8	$150.6

The Company periodically modifies the terms of loans / finance receivables in response to borrowers’ difficulties. Modifications that include a financial concession to the borrower, which otherwise would not have been considered, are accounted for as TDRs. For those accounts that were modified but were not considered to be TDRs, it was determined that no concessions had been granted by CIT to the borrower. Borrower compliance with the modified terms is the primary measurement that we use to determine the success of these programs.

The tables that follow reflect loan carrying values as of September 30, 2011 of accounts that have been modified

Troubled Debt Restructurings and Modifications (dollars in millions)

	September 30, 2011			December 31, 2010
	Excluding FSA	Including FSA	% Compliant(1)	Excluding FSA	Including FSA	% Compliant(1)
Troubled Debt Restructurings
Deferral of interest	$300.0	$231.3	90%	$345.8	$247.9	86%
and/or principal
Debt forgiveness	16.9	9.8	97%	66.1	45.4	96%
Interest rate reductions	22.8	18.5	95%	9.1	7.4	99%
Covenant relief and other	77.3	58.8	72%	188.8	161.0	55%
	$417.0	$318.4	87%	$609.8	$461.7	76%

Percent non accrual	87%	89%		95%	95%

	September 30, 2011			December 31, 2010(3)
Modifications(2)	Excluding FSA	% Compliant(1)		Excluding FSA	% Compliant(1)
Interest rate increase/
additional collateral	$2.9	100%		$126.3	100%
Extended maturity	159.9	100%		93.0	100%
Covenant relief	159.6	100%		61.4	100%
Principal deferment	3.4	96%		19.1	98%
Debt exchange	—	—		14.2	100%
Forbearance agreement	—	—		25.9	0%
Other	91.9	99%		30.9	100%
	$417.7	100%		$370.8	93%

Percent non accrual	16%			41%

(1)	% Compliant is calculated using carrying values including FSA for Troubled Debt Restructurings and carrying values excluding FSA for Modifications.
(2)	Table depicts the predominant element of each modification, which may contain several of the characteristics listed.
(3)	The 2010 balances were conformed to the current presentation, which excludes uncommitted factoring lines.

See Note 2 for additional information regarding TDRs.

OTHER INCOME

Total Other Income includes Rental Income on Operating Leases and Other. Rental income on operating leases decreased slightly from the prior quarter and is discussed in “Net Finance Revenues” and “Financing and Leasing Assets – Results by Business Segment”. See also “Concentrations – Operating Leases” for additional information on operating leases.

Other income (excluding operating lease rentals) for the quarter ended September 30, 2011 was $235 million, down 2% sequentially and 19% from the prior-year quarter. These declines reflect lower fees and other revenue and lower gains on asset sales when compared to the prior-year quarter. The second quarter of 2011 also included a non-recurring benefit in Transportation Finance. The prior year quarter benefited from higher sale gains and recoveries on pre-FSA charge-offs. The following table presents the “Other” components.

Other Income (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30, 2011	June 30, 2011	September 30, 2010(1)	September 30,	September 30,
				2011	2010(1)

Net gains on sales of leasing equipment	$72.0	$19.7	$44.1	$131.7	$126.2
Gains on loan and portfolio sales	56.2	89.8	104.4	219.9	216.5
Recoveries of charge-offs on pre-FSA loans and loans held for sale	36.1	24.7	51.8	92.5	208.9
Factoring commissions	35.5	30.9	37.3	100.2	108.4
Counterparty receivable accretion	28.2	32.9	20.0	92.9	79.7
Fees and other revenue	16.1	40.0	38.1	83.3	106.9
Net gains on investment sales	8.5	11.0	3.6	36.4	11.0
Gain (loss) on non-qualifying hedge derivatives and foreign currency exchange	(17.8)	(9.1)	(9.8)	(4.0)	(79.2)
Total	$234.8	$239.9	$289.5	$752.9	$778.4
(1)	Reflects restated balances as disclosed in the Company's December 31, 2010 Form 10-K.

Net gains on sales of leasing equipment resulted from sales volume of $466 million in the 2011 third quarter versus $224 million last quarter and $240 million in the 2010 third quarter, and included proceeds from an aircraft insurance claim of $14 million in excess of its net investment. Equipment sales for the 2011 third quarter consisted of $294 million in Transportation Finance assets which included aircraft and railcar sales, $95 million in Corporate Finance assets and $77 million in Vendor Finance assets. Gains as a percentage of equipment sold increased from the prior quarter in each segment.

Gains on loan and portfolio sales reflect amounts received in excess of current net asset carrying values. Loans sold during the 2011 third quarter totaled $250 million, compared to $454 million in prior quarter and $1,053 million in the prior year quarter. The carrying value of third quarter loan sales consisted primarily of $128 million in Vendor Finance and $120 million in Corporate Finance, of which approximately 20% were non-accrual loans.

Recoveries of charge-offs on pre-FSA loans and loans held for sale reflects repayments or other workout resolutions on loans charged off prior to emergence from bankruptcy and loans charged off prior to classification as held for sale. These recoveries are recorded as other income, not as a reduction to the provision for loan losses. The third quarter includes $19 million of recoveries of charge-offs on loans held for sale.

Factoring commissions increased sequentially, primarily on higher seasonal factoring volumes, and declined from prior year quarter due to lower volume and rates.

Counterparty receivable accretion primarily relates to the accretion of a fair value mark on the receivable from GSI related to a secured borrowing facility. See Note 5 — Long-term Borrowings.

Fees and other revenue are comprised of asset management, agent and advisory fees, and servicing fees, as well as income from joint ventures. The third quarter includes $19 million of impairment charges related to Vendor Finance operating lease equipment in held for sale as compared to $9 million for the second quarter. When a long-lived asset is classified as held for sale, depreciation expense is no longer recognized but the asset is evaluated for impairment with any such charge recorded in other income. The second quarter includes a non-recurring benefit of $11 million related to a change in the aircraft order book and corresponding acceleration of FSA.

Net gains on investment sales for 2011 reflect sales of equity investments, primarily in Corporate Finance. The third quarter also includes income of approximately $5 million for a correction to prior periods related to warrant valuations.

Gains and losses on non-qualifying hedge derivatives and foreign currency exchange largely are driven by transactional exposures and economic hedges that do not qualify for hedge accounting, and losses on interest rate swaps that arose from the bankruptcy. The third quarter 2011 net losses of $18 million reflect $199 million of gains primarily on non-qualifying foreign currency hedges, which were offset by currency movements.

EXPENSES

Depreciation on operating leases is recognized on owned equipment over the lease term or projected economic life of the asset. Depreciation expense totaled $123 million for the quarter, down from $146 million for last quarter and $162 million for the 2010 third quarter. Depreciation expense for the nine months ended September 30, 2011 totaled $429 million, down from $513 million last year. FSA adjustments reduced depreciation expense by $61 million during the third quarter 2011, $64 million in the prior quarter and $67 million in the 2010 third quarter. The year to date FSA reduction totaled $186 million for 2011 and $206 million for 2010. The decline in depreciation also reflects the suspension of depreciation on equipment once it is transferred to held for sale. The amount of depreciation not recognized on equipment in assets held for sale in the 2011 third quarter was approximately $23 million, $11 million in the second quarter and $47 million year to date. See “Net Finance Revenues”. See also “Financing and Leasing Assets – Results by Business Segment” and “Concentrations – Operating Leases” for additional information.

Operating expenses decreased 11% sequentially and 4% from the prior year to $220 million. The second quarter of 2011 included certain non-recurring servicing expenses in Vendor Finance and higher litigation related costs, while the prior-year period included a $6 million charge for severance and facilities consolidation.

Operating Expenses  (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30, 2011	June 30, 2011	September 30, 2010(1)	September 30, 2011	September 30, 2010(1)
Salaries and general operating expenses:
Compensation and benefits	$135.6	$123.7	$137.6	$375.9	$457.3
Professional fees	29.6	35.3	23.1	94.5	78.4
Technology	16.4	18.1	19.6	53.2	57.0
Occupancy expense	9.9	9.7	11.9	29.7	38.1
Provision for severance and facilities exiting activities	0.5	0.9	6.2	8.0	20.7
Other expenses	27.9	58.1	30.4	120.8	116.8
Total operating expenses	$219.9	$245.8	$228.8	$682.1	$768.3

Headcount	3,480	3,480	3,800
(1)	Reflects restated balances as disclosed in the Company's December 31, 2010 Form 10-K.
•	Compensation and benefits increased from prior quarter reflecting higher incentive compensation accruals and increased pension plan costs due to lower plan asset values, and decreased 18% year to date from the prior year on lower incentive compensation on reduced headcount and retention related costs that were recorded in 2010.
58

•	Professional fees, which include legal and other professional fees such as consulting services, audit and tax, decreased in the third quarter due to lower litigation-related costs.
•	Provision for severance and facilities exiting activities expense includes costs related to the first quarter 2011 outsourcing of the student loan portfolio, which reduced headcount. The third quarter of 2010 includes a charge of $6 million related to office space consolidation.
•	Other expenses include items such as taxes (other than income related), insurance, credit and collection costs. Included in the third quarter was a correction to the timing of recognition of 2011 capital tax expense, which reduced expenses by approximately $5 million. The second quarter was impacted by higher non-recurring servicing costs in our Vendor Finance business, of which approximately $7 million was a correction of prior periods.

INCOME TAXES

Income Tax Data (dollars in millions)

	Quarters Ended			Nine months ended
	September 30, 2011	June 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Provision for income taxes before discrete items	$38.8	$24.7	$58.5	$112.6	$161.0
Discrete items	(7.7)	2.2	58.8	11.1	87.9

Provision for income
taxes	$31.1	$26.9	$117.3	$123.7	$248.9

Effective tax rate –
Excluding discrete items	272.4%	(113.1)%	24.9%	88.0%	23.2%
Effective tax rate	218.6%	(123.2)%	49.8%	96.7%	35.8%

CIT’s tax provision of $31.1 million for the third quarter decreased compared to a tax provision of $117.3 million in the prior year quarter primarily as a result of lower international earnings and a decrease in discrete items. The sequential increase in the tax provision from the prior quarter relates primarily to an increase in earnings from certain foreign jurisdictions.

CIT’s tax provision of $123.7 million for the nine months ended September 30, 2011 decreased compared to a tax provision of $248.9 million in the prior year nine months primarily as a result of lower international earnings and a decrease in discrete items. For the year to date tax provision, the Company recorded income tax expense on the earnings of certain international operations and no income tax benefit on its domestic losses. A tax benefit was not recognized on the domestic losses because management has concluded that it does not currently meet the criteria to recognize these tax benefits considering its recent history of domestic losses. The year end 2011 effective tax rate may vary from the current rate primarily due to changes in the mix of domestic and international earnings.

The tax provision for the third quarter and nine months ended 2011 included $(7.7) million and $11.1 million, respectively, of discrete tax expense (benefit) items. The third quarter includes an increase to an uncertain federal and state tax position that the Company has taken with respect to the recognition of certain losses, offset by a change in the valuation allowance. Also, the third quarter includes the release of valuation allowances against certain deferred tax assets. Included in the discrete items for year to date is approximately $2.1 million, primarily related to a net increase in liabilities for uncertain tax positions, incremental valuation allowances on certain foreign losses, partially offset by the release of valuation allowances against certain deferred tax assets. The tax provisions for the quarter and nine months ended September 30, 2010 included $58.8 million and $87.9 million, respectively, of tax expense related to the establishment of valuation allowance recorded against certain deferred tax assets and changes in liabilities for uncertain tax positions.

The tax provision for the 2011 year to date also reflects $9 million of discrete tax expense items primarily associated with the correction of certain foreign tax expense calculations relating to prior periods. Management has concluded that the adjustments were not individually or in the aggregate material to the consolidated financial statements, as of and for the period ended September 30, 2011, or to any of the preceding periods as reported.

As of December 31, 2010, CIT had cumulative U.S. Federal net operating loss carry-forwards (NOL’s) of $4.0 billion. Excluding FSA adjustments, which are not included in the calculation of U.S. Federal taxable income, the Company generated a domestic pretax loss of $340 million in the third quarter ($1.040 billion year to date) which, excluding certain other book-to-tax adjustments, will increase the post-emergence NOLs. Pursuant to Section 382 of the Internal Revenue Code, the Company is generally subject to a $230 million annual limitation on the use of its $1.9 billion of pre-emergence NOLs. NOLs arising in post-emergence years are not subject to this limitation.

See “Funding, Liquidity and Capital” (Tax Implications on Cash in Foreign Subsidiaries) for a discussion pertaining to unremitted earnings in foreign subsidiaries.

See also Note 10 — Income Taxes for additional information.

RESULTS BY BUSINESS SEGMENT

We refined our expense and capital allocation methodologies during the first quarter of 2011. For 2011, Corporate and other includes certain costs that had been previously allocated to the segments, including prepayment penalties on high-cost debt payments and certain corporate liquidity costs, along with other debt extinguishment costs. In addition, we refined the capital and interest allocation methodologies for the segments. These changes had the most impact on Transportation Finance given the capital requirements for their forward-purchase commitments and reduced the interest expense charged to this segment. The refinement was not significant to the other segments. The 2010 balances are reflected as originally reported and are not conformed to the 2011 presentation.

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

Corporate Finance (including Small Business Lending, SBL) offers senior secured loans, including revolving lines of credit secured by accounts receivable and inventories; cash flow loans based on operating cash flow and enterprise valuation; and government guaranteed loans (such as Small Business Administration (SBA) loans). Risks associated with secured financings relate to the ability of the borrower to repay its loan and the value of the collateral underlying the loan should the borrower default on its payments. In our SBL business, the collateral consists in most instances of real estate. Risks associated with cash flow loans relate to the collectability of the loan should there be a decline in the credit worthiness of the client. If it was determined that an SBA loan was not underwritten or serviced correctly, the guaranty of the SBA would not be honored.

	Quarters Ended			Nine Months Ended
(dollars in millions)	September 30, 2011	June 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Earnings Summary
Interest income	$217.7	$270.9	$380.2	$787.3	$1,422.9
Interest expense	(175.4)	(212.0)	(221.4)	(584.2)	(796.2)
Provision for credit losses	(37.5)	(61.3)	(105.5)	(173.3)	(334.6)
Rental income on operating leases	4.2	5.5	6.1	16.2	22.2
Other income, excluding rental income	86.2	118.2	152.6	368.2	461.6
Depreciation on operating lease equipment	(2.7)	(3.0)	(3.2)	(8.6)	(11.9)
Other expenses, excluding depreciation	(55.8)	(66.9)	(69.7)	(181.5)	(239.9)
Income before provision for income taxes	$36.7	$51.4	$139.1	$224.1	$524.1
Select Average Balances
Average finance receivables (AFR)	$7,328.3	$7,736.2	$10,220.5	$7,776.0	$11,513.9
Average operating leases (AOL)	$49.7	$65.5	$100.6	$65.1	$117.9
Average earning assets (AEA)	$7,763.4	$8,012.4	$10,719.1	$8,087.1	$11,913.3
Statistical Data
Net finance revenue (interest and rental income, net of interest and depreciation expense) as a % of AEA	2.26%	3.06%	6.03%	3.47%	7.13%
Funded new business volume	$700.1	$732.9	$316.6	$1,903.7	$707.0

New committed loan volume rose 9% from the second quarter to $1.2 billion while new funded volume declined 4% to $700 million, reflecting lower initial fundings on new asset-based revolvers. Current period volumes, both funded and committed, were significantly above those of the prior-year period. CIT Bank originated approximately 90% of the 2011 third quarter U.S. funded volume.

•	Corporate Finance pre-tax earnings were $37 million, down from $51 million in the 2011 second quarter and $139 million in the prior year quarter, reflecting lower loan FSA accretion. The declines also include lower other income due to decreased gains on asset sales, partially offset by a lower provision for credit losses.
•	Net finance revenue (interest and rental income, net of interest and depreciation expense) was $44 million, down from $61 million and $162 million in the second quarter of 2011 and third quarter of 2010, as a result of lower loan FSA accretion and lower financing and leasing asset levels. FSA accretion increased net finance revenue by $30 million for the quarter, $9 million in the prior quarter and $174 million in the 2010 third quarter. The reduced 2011 levels reflect lower loan FSA accretion, primarily due to lower loan prepayments, and increased acceleration of FSA amortization associated with debt repayments. Asset levels declined as AEA was down 3% for the quarter and 28% from the prior year quarter.
•	Other income decreased from last quarter and the prior year quarter primarily on lower gains on asset sales. The decline from the 2010 third quarter also resulted from lower recoveries on loans charged-off prior to the adoption of FSA.
•	Non-accrual loans declined 15% during the quarter to under $0.7 billion at September 30, 2011 on sales, charge-offs and payments. Net charge-offs were $41 million, essentially unchanged with the prior quarter and the 2010 third quarter amounts.
•	Financing and leasing assets totaled $7.6 billion, down $0.2 billion from last quarter, which was largely attributable to asset sales and foreign currency translation. The balance included approximately $400 million of assets held for sale at September 30, 2011, of which approximately 75% are non-accrual.

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

	Quarters Ended			Nine Months Ended
(dollars in millions)	September 30, 2011	June 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Earnings Summary
Interest income	$38.0	$44.5	$55.8	$125.0	$177.3
Interest expense	(202.3)	(250.8)	(237.6)	(663.6)	(730.2)
Provision for credit losses	(2.2)	(4.7)	(17.2)	(8.7)	(21.5)
Rental income on operating leases	341.9	339.5	307.7	1,006.1	929.5
Other income, excluding rental income	57.4	33.0	28.7	114.7	69.1
Depreciation on operating lease equipment	(89.3)	(86.7)	(82.2)	(272.7)	(246.7)
Other expenses, excluding depreciation	(43.3)	(37.4)	(36.7)	(120.5)	(121.8)
Income before provision for income taxes	$100.2	$37.4	$18.5	$180.3	$55.7
Select Average Balances
Average finance receivables	$1,357.0	$1,346.3	$1,639.8	$1,358.3	$1,743.0
Average operating leases	$10,740.4	$10,574.2	$10,329.1	$10,663.1	$10,255.5
Average earning assets	$12,253.7	$12,171.5	$11,968.9	$12,159.3	$11,998.5
Statistical Data
Net finance revenue as a % of AEA	2.89%	1.53%	1.46%	2.14%	1.44%
Operating lease margin as a % of AOL	9.41%	9.56%	8.73%	9.17%	8.88%
Funded new business volume	$557.8	$398.8	$209.5	$1,274.5	$690.7

Key drivers impacting revenue are utilization and lease renewal rates. Our commercial aircraft and rail equipment remain highly utilized. All commercial aircraft, including commitments, were leased at September 30, 2011, while rail fleet utilization, including commitments, increased modestly to 97% from 96% in the prior quarter.

•	Transportation Finance pre-tax earnings were $100 million, up from $37 million in the prior quarter and $19 million in the prior-year quarter. The sequential increase reflects higher gains on assets sales, proceeds from an aircraft insurance claim in excess of its net investment, and lower interest expense resulting from lower FSA debt accretion. Comparisons to 2010 periods reflect lower interest expense in 2011 due to changes in segment allocations instituted in 2011. On a comparable basis, pre-tax earnings would have been $59 million in the prior year quarter and $199 million for the nine months ended September 30, 2010 (see Corporate and Other).
•	Net finance revenue was $88 million, up from $47 million in the prior quarter and $44 million in the 2010 third quarter. The sequential increase reflects lower funding costs. FSA accretion increased net finance revenue by $19 million, compared to a decrease of $18 million last quarter due to lower interest expense related to debt prepayments, and an $18 million increase to net finance revenue in the 2010 third quarter. Net lease yields were relatively stable, as improvements in rail assets offset slight compression in aerospace.
•	Other income increased from the prior quarter and the prior year quarter primarily due to higher asset sales gains and other income related to an aircraft insurance claim of $14 million, while the prior quarter included $14 million of non-recurring benefits.
•	New business volume was $558 million, primarily reflecting the addition of aircraft as well as some railcars. Volume also included new aerospace and defense and business air loans originated by CIT Bank.
•	Non-accrual assets declined and there were no charge-offs.
•	Financing and leasing assets increased $0.1 billion from the prior quarter and $0.3 billion from year-end as new equipment purchases (principally aircraft) and loans originated by CIT Bank exceeded depreciation and equipment sales.
•	At September 30, 2011, we had 145 aircraft on order, with deliveries scheduled through 2019. All aircraft to be delivered during the next 12 months have lease commitments. We also have future purchase commitments for 7,820 rail cars, with scheduled deliveries through 2012. All of the railcars scheduled to be delivered in 2011 have lease commitments, as well as approximately 80% of 2012 deliveries. See Note 11 — Commitments.

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

The services provided by Trade Finance entail two dimensions of risk, customer and client. Customer risk relates to the financial inability of a customer to pay on undisputed trade accounts receivable due from such customer to the factor. Client risk relates to a decline in the credit worthiness of a borrowing client, their consequent inability to repay their loan to Trade Finance and the possible insufficiency of the underlying collateral (including the aforementioned customer accounts receivable) to cover any loan repayment shortfall.

	Quarters Ended			Nine Months Ended
(dollars in millions)	September 30, 2011	June 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Earnings Summary
Interest income	$21.8	$17.9	$23.2	$56.8	$78.1
Interest expense	(19.1)	(29.5)	(37.7)	(74.3)	(128.8)
Provision for credit losses	(4.4)	(4.0)	(11.4)	(11.7)	(57.6)
Other income, commissions	35.5	30.9	37.3	100.2	108.4
Other income, excluding commissions	5.4	11.9	6.8	20.6	36.3
Other expenses	(28.6)	(26.4)	(30.7)	(82.8)	(95.7)
Income (loss) before provision (benefit) for income taxes	$10.6	$0.8	$(12.5)	$8.8	$(59.3)
Select Average Balances
Average finance receivables	$2,600.6	$2,577.9	$2,641.8	$2,497.7	$2,705.1
Average earning assets(1)	$1,408.6	$1,421.9	$1,703.4	$1,399.6	$1,752.8
Statistical Data
Net finance revenue as a % of AEA	0.77%	(3.25)%	(3.41)%	(1.67)%	(3.85)%
Factoring volume	$6,775.2	$6,142.2	$7,011.7	$19,048.1	$19,697.1

(1)	AEA is lower than AFR as it is reduced by the average credit balances for factoring clients

Trade Finance continued its focus on signing traditional factoring business in core markets and lending primarily on accounts receivable, pursuing clients lost during 2009 and early 2010 and serving its client base. Trade Finance continued to experience an upward trend in new business signings on a year-to-date basis and stability in its client base.

•	Pre-tax income was $11 million for the quarter, increased from pre-tax income of $1 million in the prior quarter and a pre-tax loss of $12 million for the prior year quarter. The sequential improvement reflected lower interest expense resulting from lower borrowing costs and FSA debt accretion, higher interest revenue recoveries on nonaccrual loans, and increased commissions in line with seasonally higher volume. The quarter and year to date pre-tax improvements over 2010 were driven by lower interest expense as well as higher 2010 credit provisioning, notably in the first quarter to replenish non-specific reserves eliminated under FSA.
•	Net finance revenue improved. The improvement from last quarter’s results reflected higher revenue recoveries of suspended interest income on nonaccrual loans and lower interest expense on lower acceleration of FSA debt accretion. Interest income declined from the prior year on lower AEA and the fourth quarter 2010 completion of FSA interest income accretion in this segment. FSA accretion decreased net finance revenue by $3 million for the current quarter, compared to a decrease of $8 million in the prior quarter and an increase of $1 million in the prior year quarter.
•	Factoring volume was $6.8 billion, seasonally higher than last quarter, but down from $7.0 billion for the 2010 third quarter, due to the wind-down of Trade Finance’s European factoring operation. Factored volume from CIT’s ongoing operations increased approximately 1% from the 2010 third quarter.
•	Third quarter factoring commissions were up sequentially, primarily on higher seasonal factoring volumes, but below last year due to lower volume and slightly lower rates.
•	Other income for the quarter decreased from the prior quarter primarily on lower recoveries on accounts charged off pre-FSA and is flat to the 2010 third quarter.
•	Non-accrual balances increased $21 million sequentially, primarily the result of the addition of one account, but declined $70 million from December 31, 2010. Net charge-offs remain well below 2010 levels.

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

	Quarters Ended			Nine Months Ended
(dollars in millions)	September 30, 2011	June 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Earnings Summary
Interest income	$163.8	$195.1	$284.4	$567.2	$991.6
Interest expense	(99.4)	(145.5)	(160.8)	(377.9)	(519.1)
Provision for credit losses	(3.1)	(13.8)	(38.5)	(59.8)	(202.9)
Rental income on operating leases	61.9	72.9	83.9	216.9	290.8
Other income, excluding rental income	58.8	50.8	65.8	141.2	137.8
Depreciation on operating lease equipment	(31.3)	(55.8)	(76.3)	(148.0)	(254.4)
Other expenses, excluding depreciation	(73.5)	(82.1)	(69.6)	(227.3)	(242.8)
Income (loss) before provision (benefit) for income taxes	$77.2	$21.6	$88.9	$112.3	$201.0
Select Average Balances
Average finance receivables	$3,903.6	$3,999.8	$5,857.2	$4,004.3	$6,735.1
Average operating leases	$234.8	$378.0	$546.1	$348.6	$593.5
Average earning assets	$4,595.9	$5,062.5	$6,413.8	$4,980.5	$7,467.5
Statistical Data
Net finance revenue as a % of AEA	8.27%	5.27%	8.18%	6.91%	9.09%
Funded new business volume	$607.3	$592.7	$541.9	$1,738.8	$1,606.6

Vendor Finance continued to increase business with existing relationships and added new vendor partners during the quarter. New business volumes were up sequentially and from the 2010 third quarter. We transferred our U.S. Vendor Finance platform into CIT Bank and continued to utilize local sources to fund the international business, including expanding deposits in our Brazilian bank.

In the third quarter 2011, we sold approximately $125 million of underperforming finance receivables in Europe. Additionally and as previously disclosed, CIT has an agreement to sell to Dell its related assets and sales and servicing functions in Europe (“DFS Europe”) and therefore, we continue to hold approximately $367 million of financing and leasing assets in assets held for sale as of September 30, 2011.

•	Vendor Finance pre-tax earnings were $77 million, improved from $22 million in the prior quarter but down from $89 million in the prior-year quarter. The sequential quarter improvement included lower interest expense, reduced credit costs from higher recoveries, increased gain on asset sales, and lower operating expenses due to non-recurring items in the prior quarter. The decline from the prior-year quarter reflected reduced FSA accretion and lower asset levels partially offset by lower interest expense, higher gain on asset sales and reduced credit costs.
•	Net finance revenue was $95 million, up from $67 million in the prior quarter and down from $131 million in the 2010 third quarter. Sequential net finance revenue improved as lower interest expense and lower depreciation, offset the impact on revenue of lower earning assets. Depreciation expense is suspended on equipment moved and classified as held for sale. The amount suspended totaled approximately $22 million, up from $9 million in the second quarter of 2011. Net finance revenue was down from the prior year quarter due to reduced FSA accretion. FSA accretion increased net finance revenue by $16 million for the current quarter, compared to increases of $4 million in the prior quarter and $49 million in the prior year quarter. The 2011 third quarter net finance revenue as a percentage of AEA is up, benefiting from lower depreciation. However, year to date the rate is down from a year ago due to lower FSA interest income accretion and the impact of selling higher yielding but higher risk assets.
•	Portfolio credit quality improved across all metrics. Credit losses decreased from the prior quarter due to both lower gross charge-offs and higher recoveries. Non-accrual loans were down 36% from June 30, 2011, due to the
64

sale of the underperforming European assets and overall improvement in portfolio quality. The level of delinquent loans also declined.

•	Other income primarily consists of gains on receivable and equipment sales and recoveries of loans charged-off pre-FSA. Other income increased from prior quarter reflecting the gain on sale of the European assets.
•	Other expenses were impacted in prior quarter by accruals for non-recurring servicing expenses, approximately $7 million of which pertained to corrections of prior periods.
•	Total financing and leasing assets decreased to $4.5 billion from $4.7 billion at June 30, 2011, due primarily to the sale of approximately $125 million in assets in Europe and foreign exchange translations, and declined $1.2 billion from September 30, 2010 as asset sales and net portfolio collections outpaced new business volume.
•	Funded new business volume was $607 million, an approximate 2% increase from the prior quarter and approximately 12% from the prior year quarter. Excluding the Dell Canada platform sold last quarter, the funded volume rose approximately 10% from the second quarter of 2011 and 25% from the prior year quarter.
•	During the 2011 third quarter, we initiated local currency borrowing under the RMB 1.8 billion (approximately $280 million at current exchange rates) committed secured funding facility in China, which closed last quarter. We also increased our local currency deposits in Brazil, growing the balance to approximately $80 million as of September 30, 2011 which was up from $75 million at June 30, 2011 and $7 million at December 31, 2010.
•	The U.S. Vendor Finance platform transferred into CIT Bank in July. Approximately 75% of the U.S. new business volume was originated and funded in CIT Bank during the quarter.

Consumer

Consumer predominately consists of government-guaranteed student loans. We ceased offering private student loans during 2007 and government-guaranteed student loans in 2008. Therefore, CIT’s risk relates mainly to the ability of the borrower to repay its loan and is primarily limited to the portion, generally 2% - 3%, that is not guaranteed by the government. Government-guaranteed loans are also subject to repurchase agreements, for instance in circumstances where there are issues related to the original student loan underwriting.

	Quarters Ended			Nine Months Ended
(dollars in millions)	September 30, 2011	June 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Earnings Summary
Interest income	$64.5	$68.9	$89.1	$204.2	$281.7
Interest expense	(42.3)	(48.7)	(68.1)	(144.0)	(194.3)
Provision for credit losses	(0.6)	(0.9)	(7.5)	(2.4)	(21.3)
Other income	5.0	3.1	(8.3)	11.2	15.8
Other expenses	(16.8)	(15.5)	(19.1)	(49.7)	(63.3)
Income before provision for income taxes	$9.8	$6.9	$(13.9)	$19.3	$18.6
Select Average Balances
Average finance receivables	$6,953.1	$7,631.4	$8,608.6	$7,535.3	$8,999.7
Average earning assets	$7,645.6	$7,809.5	$8,722.8	$7,839.2	$9,143.8
Statistical Data
Net finance revenue as a % of AEA	1.16%	1.03%	0.96%	1.02%	1.27%
•	Consumer Finance pre-tax earnings increased to $10 million, from $7 million in the prior quarter and a net pre-tax loss of $14 million for the prior year quarter.
•	The benefit from FSA accretion on net finance revenue remained fairly level at $9 million for the 2011 third quarter compared to the second quarter, but was down from $18 million for the prior year quarter. Interest expense was down sequentially due to lower rates from the repricing of debt.
•	Other income in 2011 primarily reflects FSA accretion on a counterparty receivable.
•	Other expenses, though benefiting from the outsourcing of portfolio servicing, were up slightly over the prior quarter.
•	Government-guaranteed student loans declined by $150 million from the prior quarter reflecting portfolio run-off.

Corporate and Other

Certain items are not allocated to operating segments and are included in Corporate and Other. For 2011, Corporate and Other includes the loss on debt extinguishments, cash liquidity in excess of the amount required by the business units that management determines is prudent for the overall company and the prepayment penalties associated with debt repayments. In addition, we refined our capital and interest allocation methodologies for our segments in 2011. The

Company did not conform 2010 periods. Had the Company conformed the 2010 periods, the changes to each of the segments would be offset in Corporate and Other, including increases to “(loss) income before provision for income taxes” of $40 million for the quarter ended September 30, 2010 and $143 million for the nine months ended September 30, 2010 relating to increased allocations to Transportation Finance. For 2010, Corporate and other consisted primarily of mark-to-market on non-qualifying derivatives in other income and restructuring charges for severance and facilities exit activities in other expenses.

	Quarters Ended			Nine Months Ended
(dollars in millions)	September 30, 2011	June 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Earnings Summary
Interest income	$5.0	$4.8	$5.4	$15.6	$15.0
Interest expense	(63.3)	(119.2)	(8.5)	(262.4)	(4.4)
Provision for credit losses	—	—	15.0	—	—
Rental income on operating leases	—	—	—	—	(1.1)
Other income, excluding rental income	(13.5)	(8.0)	6.6	(3.2)	(50.6)
Depreciation on operating lease equipment	—	—	—	—	0.5
Other expenses	(148.5)	(17.5)	(3.0)	(166.9)	(4.8)
(Loss) before provision for income taxes	$(220.3)	$(139.9)	$15.5	$(416.9)	$(45.4)
•	Interest income consists of interest and dividend income primarily from deposits held at other depository institutions and U.S. Treasury Securities.
•	Interest expense reflects amounts not allocated to the business segments, including prepayment penalties of $20 million, $50 million and $105 million for the 2011 third quarter, second quarter and year to date periods. During 2010, management allocated interest on high cost debt to each segment, which for 2011 is reflected in Corporate and Other.
•	Other income primarily reflects gains and (losses) on non-qualifying derivatives and foreign currency exchange.
•	Other expenses include the $146.6 million loss on debt extinguishments included in the 2011 third quarter and year to date balances, primarily due to the write-off of original issue discount and fees associated with the repayment of the first lien term loan. Other expenses also include salary and general and administrative expenses not allocated to the business segments and litigation-related costs.

FINANCING AND LEASING ASSETS

The following table presents our financing and leasing assets by segment.

Financing and Leasing Asset Composition (dollars in millions)

	September 30,	June 30,	December 31,	% Change
	2011	2011	2010	Quarter	YTD
Corporate Finance
Loans	$7,165.5	$7,423.9	$8,482.2	(3.5)%	(15.5)%
Operating lease equipment, net	45.0	51.1	83.2	(11.9)%	(45.9)%
Assets held for sale	399.6	378.8	219.2	5.5%	82.3%
Financing and leasing assets	7,610.1	7,853.8	8,784.6	(3.1)%	(13.4)%
Transportation Finance
Loans	1,347.7	1,356.3	1,388.9	(0.6)%	(3.0)%
Operating lease equipment, net	10,926.0	10,619.3	10,618.8	2.9%	2.9%
Assets held for sale	60.1	257.3	2.8	(76.6)%	NM
Financing and leasing assets	12,333.8	12,232.9	12,010.5	0.8%	2.7%
Trade Finance
Loans - factoring receivables	2,551.1	2,538.4	2,387.4	0.5%	6.9%
Vendor Finance
Loans	3,864.7	3,940.4	4,166.1	(1.9)%	(7.2)%
Operating lease equipment, net	220.0	250.0	434.7	(12.0)%	(49.4)%
Assets held for sale	366.6	528.1	749.8	(30.6)%	(51.1)%
Financing and leasing assets	4,451.3	4,718.5	5,350.6	(5.7)%	(16.8)%
Consumer
Loans - student lending	6,866.4	7,003.5	8,035.5	(2.0)%	(14.5)%
Loans - other	16.9	22.2	40.4	(23.9)%	(58.2)%
Assets held for sale	686.3	699.3	246.7	(1.9)%	178.2%
Financing and leasing assets	7,569.6	7,725.0	8,322.6	(2.0)%	(9.0)%
Total financing and leasing assets	$34,515.9	$35,068.6	$36,855.7	(1.6)%	(6.3)%

Loans decreased $472 million during the quarter to $21.8 billion primarily due to loan sales, including $58 million of non-accrual loans and run-off of the consumer portfolio as funded new business volume exceeded portfolio collections in the commercial segments and foreign currency exchange fluctuations. Year to date, total financing and leasing assets are down $2.3 billion due to collection and prepayments and asset sales.

Operating lease equipment increased slightly to $11.2 billion, reflecting purchases of aircraft and railcars.

Assets held for sale totaled $1.5 billion at September 30, 2011, consisting of $0.7 billion student loans, (largely in CIT Bank), $0.4 billion of corporate finance loans (of which approximately 75% were non-accrual), and $0.4 billion of vendor equipment related to the pending Dell Europe sale.

The following table provides further detail of the changes in financing and leasing assets.

	Corporate	Transportation	Trade	Vendor	Commercial
(dollars in millions)	Finance	Finance	Finance	Finance	Segments	Consumer	Total
Balance at June 30, 2011	$7,853.8	$12,232.9	$2,538.4	$4,718.5	$27,343.6	$7,725.0	$35,068.6
New business volume	700.1	557.8	—	607.3	1,865.2	—	1,865.2
Loan sales (pre-FSA)	(128.1)	(1.9)	—	(148.7)	(278.7)	—	(278.7)
Equipment sales (pre-FSA)	(104.7)	(327.8)	—	(83.0)	(515.5)	—	(515.5)
Depreciation (pre-FSA)	(3.9)	(141.9)	—	(33.6)	(179.4)	—	(179.4)
Gross charge-offs (pre-FSA)	(57.0)	—	(4.3)	(20.1)	(81.4)	(4.1)	(85.5)
Collections and other, including foreign currency exchange fluctuations	(745.5)	(49.8)	17.0	(621.5)	(1,399.8)	(172.7)	(1,572.5)
Change in finance receivable FSA discounts	91.8	15.1	—	30.0	136.9	21.4	158.3
Change in operating lease FSA discounts	3.6	49.4	—	2.4	55.4	—	55.4
Balance at September 30, 2011	$7,610.1	$12,333.8	$2,551.1	$4,451.3	$26,946.3	$7,569.6	$34,515.9

	Corporate	Transportation	Trade	Vendor	Commercial
	Finance	Finance	Finance	Finance	Segments	Consumer	Total
Balance at December 31, 2010	$8,784.6	$12,010.5	$2,387.4	$5,350.6	$28,533.1	$8,322.6	$36,855.7
New business volume	1,903.7	1,274.5	—	1,738.8	4,917.0	—	4,917.0
Loan sales (pre-FSA)	(655.5)	(42.8)	—	(434.8)	(1,133.1)	(251.8)	(1,384.9)
Equipment sales (pre-FSA)	(195.2)	(479.8)	—	(339.8)	(1,014.8)	—	(1,014.8)
Depreciation (pre-FSA)	(12.7)	(422.2)	—	(157.1)	(592.0)	—	(592.0)
Gross charge-offs (pre-FSA)	(284.2)	(0.8)	(14.7)	(82.7)	(382.4)	(10.8)	(393.2)
Collections and other, including foreign currency exchange fluctuations	(2,660.0)	(233.7)	178.4	(1,740.7)	(4,456.0)	(589.7)	(5,045.7)
Change in finance receivable FSA discounts	721.8	60.6	—	104.5	886.9	99.3	986.2
Change in operating lease FSA discounts	7.6	167.5	—	12.5	187.6	—	187.6
Balance at September 30, 2011	$7,610.1	$12,333.8	$2,551.1	$4,451.3	$26,946.3	$7,569.6	$34,515.9

The following table provides further detail of funded and committed new business volume:

	Quarters Ended			Nine Months Ended
(dollars in millions)	September 30, 2011	June 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Funded Volume
Corporate Finance	$700.1	$732.9	$316.6	$1,903.7	$707.0
Transportation Finance	557.8	398.8	209.5	1,274.5	690.7
Vendor Finance	607.3	592.7	541.9	1,738.8	1,606.6
Commercial Segments	$1,865.2	$1,724.4	$1,068.0	$4,917.0	$3,004.3

Committed Volume
Corporate Finance	$1,151.8	$1,052.0	$403.1	$3,020.5	$907.8
Transportation Finance	564.4	428.6	209.5	1,336.9	690.7
Vendor Finance	607.3	592.7	541.9	1,738.8	1,606.6
Commercial Segments	$2,323.5	$2,073.3	$1,154.5	$6,096.2	$3,205.1

Factoring Volume
Trade Finance	$6,775.2	$6,142.2	$7,011.7	$19,048.1	$19,697.1

Our combined commercial segment reported increased sequential and year-over-year new business funded and committed volumes. Transportation Finance and Vendor Finance new business funded and committed volumes increased sequentially. While Corporate Finance sequential new committed volume increased 9%, new business funded volume was down 4%, reflecting lower initial fundings on new asset-based revolvers. Approximately 80% of our U.S. lending volume was originated and funded by CIT Bank – up from 70% last quarter and 49% a year ago.

New business volume yields were fairly stable. Corporate Finance lending yields were under modest pressure, as asset-based lending pricing tightened but cash flow lending margins started to show improvement. Transportation Finance new business yields remained firm across both operating lease and loans. Vendor Finance average yield on new business was down on a shift in the portfolio mix. Approximately 75% of Vendor Finance’s U.S. volume was originated in CIT Bank during the third quarter, which benefited the margin. Segment portfolio margins are discussed in the individual segment performance commentaries.

Factoring volume was up 10% from the prior quarter to $6.8 billion due to seasonality and down from $7.0 billion in the prior year third quarter due to the wind-down of our European factoring operation. Excluding the European operation, factored volume was up slightly over 1% from the 2010 third quarter and approximately 3% for the nine months.

The following table provides further detail of loan sales:

Loan Sales (pre-FSA) excluding factoring, (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30, 2011	June 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Corporate Finance	$128.1	$168.8	$508.4	$655.5	$1,411.0
Transportation Finance	1.9	19.3	—	42.8	—
Vendor Finance	148.7	286.1	740.8	434.8	1,604.9
Commercial Segments	278.7	474.2	1,249.2	1,133.1	3,015.9
Consumer	—	—	—	251.8	582.1
Total	$278.7	$474.2	$1,249.2	$1,384.9	$3,598.0

Corporate Finance continued sales of non-strategic assets and non-performing loans during the 2011 third quarter. Vendor Finance loans sold during the third quarter primarily reflects the sale of European assets.

Nearly half of the Corporate Finance loans sold during the 2011 second quarter were on non-accrual. Vendor Finance loans sold during the second quarter related primarily to the Dell Canada platform.

CONCENTRATIONS

Ten Largest Accounts

Our ten largest financing and leasing asset accounts in the aggregate represented 8.2% of our total financing and leasing assets at September 30, 2011. The largest account primarily consisted of operating lease equipment leased to an airline carrier and represents 2.0% of our total financing and leasing assets. Excluding student loans, the top ten accounts in aggregate represented 10.6% of total owned assets (the largest account totaled 2.6%).

The largest accounts were in Transportation Finance (airlines and rail), and Trade Finance (retail).

The top ten accounts were 7.6% and 9.7% (excluding student loans) at December 31, 2010.

Operating Lease Equipment by Segment (dollars in millions)

	September 30,	December 31,
	2011	2010
Transportation Finance – Aerospace(1)	$7,486.4	$7,125.5
Transportation Finance – Rail and Other	3,439.6	3,493.3
Vendor Finance	220.0	434.7
Corporate Finance	45.0	83.2
Total	$11,191.0	$11,136.7
(1)	Aerospace includes commercial, regional and corporate aircraft and equipment.

At September 30, 2011, the Transportation Finance aerospace and rail equipment on operating lease included 254 commercial aircraft, and approximately 100,000 railcars and 400 locomotives.

Geographic Concentrations

The following table represents the financing and leasing assets by obligor geography:

	September 30, 2011		December 31, 2010
Midwest	$5,842.6	16.9%	$6,094.9	16.5%
Northeast	5,296.1	15.3%	5,970.6	16.2%
West	4,644.1	13.5%	5,120.6	13.9%
Southeast	4,044.7	11.7%	4,030.2	10.9%
Southwest	2,953.6	8.6%	3,205.5	8.7%
Total U.S.	22,781.1	66.0%	24,421.8	66.2%
Canada	2,699.6	7.8%	3,572.1	9.7%
Other international	9,035.2	26.2%	8,861.8	24.1%
Total	$34,515.9	100.0%	$36,855.7	100.0%

The following table summarizes both state concentrations greater than 5.0% and international country concentrations in excess of 1.0% of our financing and leasing assets:

	September 30, 2011	December 31, 2010
State
California	6.7%	6.9%
Texas	6.3%	6.6%
New York	5.3%	6.2%
All other states	47.7%	46.5%
Total U.S.	66.0%	66.2%
Country
Canada	7.8%	9.7%
Australia	2.7%	2.5%
Mexico	2.5%	2.3%
England	2.4%	2.4%
China	1.9%	1.8%
Brazil	1.4%	1.3%
Spain	1.3%	1.1%
Germany	0.9%	1.4%
All other countries	13.1%	11.3%
Total International	34.0%	33.8%

In its normal course of business, CIT extends credit or leases equipment to obligors located in Spain, Italy, Ireland, Greece and Portugal. The total balance of financing and leasing assets to obligors located in these countries at September 30, 2011 was approximately $760 million, of which approximately 80% represented operating lease equipment, primarily in Transportation Finance. CIT does not have sovereign debt exposure to these countries.

Industry Concentrations

The following table represents financing and leasing assets by industry of obligor:

(dollars in millions)	September 30, 2011		December 31, 2010
Industry
Commercial airlines (including regional airlines)	$8,056.5	23.3%	$7,743.3	21.0%
Student lending(1)	7,550.9	21.9%	8,280.9	22.5%
Manufacturing(2)	4,477.0	13.0%	4,761.1	12.9%
Retail(3)	3,416.6	9.9%	3,588.4	9.7%
Service industries	2,792.4	8.1%	3,076.6	8.4%
Transportation(4)	2,001.2	5.8%	2,151.1	5.9%
Healthcare	1,743.4	5.1%	1,996.8	5.4%
Finance and insurance	690.7	2.0%	839.8	2.3%
Energy and utilities	642.3	1.9%	638.8	1.7%
Communications	588.9	1.7%	745.8	2.0%
Wholesaling	487.6	1.4%	456.9	1.2%
Other (no industry greater than 2%)	2,068.4	5.9%	2,576.2	7.0%
Total	$34,515.9	100.0%	$36,855.7	100.0%
(1)	See Student Lending section for further information.
(2)	At September 30, 2011, includes manufacturers of chemical products and pharmaceuticals (2.2%), apparel (1.8%), food (1.7%), and printing and publishing (0.9%).
(3)	At September 30, 2011, includes retailers of apparel (4.0%) and general merchandise (1.5%).
(4)	Includes rail, bus, over-the-road trucking industries, business aircraft and shipping.

Aerospace

Commercial Aerospace Portfolio (dollars in millions)

	September 30, 2011		December 31, 2010
	Net		Net
	Investment	Number	Investment	Number
By Region:
Asia Pacific	$2,540.3	88	$2,569.2	95
Europe	2,414.7	87	2,151.0	79
U.S. and Canada	1,098.4	66	1,212.1	68
Latin America	950.0	41	902.0	36
Africa / Middle East	855.0	23	731.8	20
Total	$7,858.4	305	$7,566.1	298
By Manufacturer:
Airbus	$5,110.9	170	$4,845.8	163
Boeing	2,651.6	132	2,702.0	135
Embraer	84.1	3	—	—
Other	11.8	—	18.3	—
Total	$7,858.4	305	$7,566.1	298
By Body Type(1):
Narrow body	$5,768.1	245	$5,536.4	235
Intermediate	1,957.5	51	1,895.6	53
Wide body	121.0	9	115.8	10
Other	11.8	—	18.3	—
Total	$7,858.4	305	$7,566.1	298
By Product:
Operating lease	$7,486.0	254	$7,064.9	238
Loan	347.8	49	447.5	56
Capital lease	24.6	2	53.7	4
Total	$7,858.4	305	$7,566.1	298
Number of accounts	100		100
Weighted average age of fleet (years)	6		5
Largest customer net investment	$688.2		$692.4
(1)	Narrow body are single aisle design and consist primarily of Boeing 737 series and Airbus A320 series aircraft. Intermediate body are smaller twin aisle design and consist primarily of Boeing 767 series and Airbus A330 series aircraft. Wide body are large twin aisle design and consist primarily of Boeing 747 and 777 series aircraft.

Our top five commercial aerospace outstandings totaled $1,567.9 million at September 30, 2011, all of which were to carriers outside the U.S. The largest individual outstanding exposure to a U.S. carrier at September 30, 2011 was $146.1 million.

See Note 11 — Commitments for additional information regarding commitments to purchase additional aircraft.

Student Lending (Student Loan Xpress or “SLX”)

The Consumer segment includes our liquidating student loan portfolio. Student loan portfolio balances declined $730.0 million from December 31, 2010, reflecting cumulative portfolio run-off and sales. We completed the outsourcing of servicing for the remaining government-guaranteed student loan portfolio and closed our Xpress Loan Servicing offices in Cleveland and Cincinnati, Ohio.

See Note 5 — Long-Term Borrowings for description of related financings.

Student loans by product type are presented in the following table.

	September 30,	December 31,
(dollars in millions)	2011	2010
Consolidation loans	$6,506.5	$7,119.0
Other U.S. Government guaranteed loans	1,042.9	1,159.2
Private (non-guaranteed) loans and other	1.5	2.7
Total	$7,550.9	$8,280.9
Delinquencies (sixty days or more)	$549.8	$608.9
Top state concentrations (%)	35%	35%
Top state concentrations	California, New York, Texas, Ohio, Pennsylvania

OTHER ASSETS / OTHER LIABILITIES

The following table presents components of other assets.

Other Assets (dollars in millions)

	September 30, 2011	June 30, 2011	December 31, 2010
Deposits on commercial aerospace flight equipment	$593.7	$613.5	$609.7
Accrued interest and dividends	170.0	132.0	97.7
Other counterparty receivables(1)	167.5	464.3	310.7
Executive retirement plan and deferred compensation	111.7	117.3	110.2
Deferred debt costs(2)	100.9	176.9	126.4
Furniture and fixtures	79.1	77.5	79.3
Prepaid expenses	78.4	84.7	87.5
Tax receivables, other than income	54.7	68.3	125.1
Servicer and maintenance fee receivables	—	—	115.3
Other(3)	458.9	401.4	367.5
	$1,814.9	$2,135.9	$2,029.4

(1)	The decline in other counterparty receivables reflects the strengthening of the U.S. dollar against foreign currencies, which favorably impacts the value of our hedges and reduced the amount of required collateral.
(2)	The reduction of deferred debt costs relates to the prepayment of the First Lien Term Loan. Approximately $80 million of costs that were being amortized were expensed and recorded as part of the loss on debt extinguishments.
(3)	Other includes approximately $162 million in deferred federal and state tax assets, and $66 million in receivables and investments in non-consolidated subsidiaries at September 30, 2011.

The following table presents components of other liabilities:

Other Liabilities (dollars in millions)

	September 30, 2011	June 30, 2011	December 31, 2010
Equipment maintenance reserves	$700.2	$695.9	$633.6
Accrued expenses	408.2	391.5	499.3
Valuation adjustment relating to aerospace commitments(1)	325.6	349.1	429.6
Accrued interest payable	233.3	184.9	254.8
Security and other deposits	200.3	193.2	201.4
Accounts payable	148.4	82.7	188.6
Current taxes payable and deferred taxes	141.8	109.0	(62.0)
Qualifying hedges derivative liability	15.5	136.6	74.5
Other liabilities	254.0	289.1	247.1
	$2,427.3	$2,432.0	$2,466.9

(1)	In conjunction with FSA, a liability was recorded to reflect the current fair value of aircraft purchase commitments outstanding at the time. When the aircraft are purchased, the cost basis of the assets will be reduced by the associated liability.

RISK MANAGEMENT

We are subject to a variety of risks, including:

•	Credit and asset risk (including lending, leasing, counterparty, equipment valuation and residual risk)
•	Market risk (including interest rate and foreign currency)
•	Liquidity risk
•	Legal, regulatory and compliance risks (including compliance with laws and regulations)
•	Operational risks (including process failures, data and systems, human resource risks and risks arising from external events)

Managing risk is essential to conducting our businesses and to our profitability. This includes establishing and enforcing policies, processes, procedures and limits to manage risk, as well as developing appropriate management information systems to identify, monitor and report on risks. In 2011, we continued to enhance our risk management practices, including governance, measurement and monitoring.

Our processes and procedures relating to Risk Management are detailed in our Form 10-K for the year ended December 31, 2010. Processes and procedures mentioned above that were enhanced in 2011, include updated charters, policies and procedures, enhanced and expanded limits and improved data and reporting across all of our risk areas.

Interest Rate Risk

At September 30, 2011, the Company’s loan, lease, and investment portfolio was split approximately evenly, in principal amount, between fixed and floating rate transactions, while our interest-bearing liabilities were predominately fixed rate based. As a result, our portfolio is in an asset sensitive position, as our assets will reprice faster than our liabilities. Therefore, our net interest margin may increase if interest rates rise, or decrease should interest rates decline. The following table summarizes the composition of interest rate sensitive assets and liabilities.

	September 30, 2011		June 30, 2011		December 31, 2010
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate
Assets	55%	45%	52%	48%	48%	52%
Liabilities	75%	25%	79%	21%	80%	20%

We evaluate and monitor interest rate risk through two primary metrics.

•	Net Interest Income (NII), which measures the impact of hypothetical changes in interest rate on net interest income.
•	Economic Value of Equity (EVE), which measures the net economic value of equity by assessing market value of assets, liabilities and derivatives.

A wide variety of potential interest rate scenarios are simulated within our asset/liability management system. Rates are shocked up and down by up to 400 basis points via a set of scenarios that include both parallel interest rate movements. Scenarios are also run to capture our sensitivity to changes in the shape of the yield curve (such as yield curve twists, ramps, and steepeners). In addition, we evaluate the sensitivity of these results to a number of key assumptions, such as credit quality and prepayments. NII and EVE limits have been set and are monitored for certain of the key scenarios.

The table below summarizes the results of simulation modeling produced by our asset/liability management system. The simulation assumes a static balance sheet. The results reflect the percentage change in net interest income over the next twelve months and economic value of equity assuming an immediate 100 basis point parallel increase and decrease in interest rates.

	September 30, 2011		June 30, 2011		December 31, 2010
	+100 bps	-100 bps	+100 bps	-100 bps	+100 bps	-100 bps
Net Interest Income	10.7%	(5.0)%	14.3%	(4.7)%	18.0%	(6.5)%
Economic Value of Equity	(1.1)%	4.5%	3.5%	0.7%	3.1%	(0.5)%

The simulation modeling assumes we take no action in response to the assumed changes in interest rates. Our net interest income is asset sensitive to a parallel shift in interest rates at September 30, 2011.

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

FUNDING, LIQUIDITY AND CAPITAL

Portfolio collections, capital markets, various securitization facilities, secured borrowings and deposits provide our sources of funding and liquidity. Additionally, the Company maintains a portfolio of cash and investment securities and a committed $2 billion Revolving Facility to satisfy funding and other operating obligations, while also providing protection against unforeseen stress events, for instance unanticipated funding obligations, such as customer line draws, or disruptions to capital markets or other funding sources.

Our short-term investments include U.S. Treasury bills and government agency bonds, all of which have maturities of 91 days or less. We anticipate continued investment of our cash in various types of liquid, high-grade, short-term investments. Cash and short-term investment securities totaled $7.3 billion at September 30, 2011 ($6.9 billion of cash and $0.4 billion of short-term investments), down from $10.1 billion at June 30, 2011 and $11.2 billion of cash at December 31, 2010. The declines largely reflect cash used for the repayment of first and second lien debt. Cash and short-term investment securities at September 30, 2011 consisted of $3.2 billion at the bank holding company, $0.8 billion at CIT Bank, $1.3 billion at operating subsidiaries and $2.0 billion in restricted balances. The $1.7 billion decline in the restricted balance from June 30, 2011 primarily reflects a $1.3 billion decline in the cash sweep account balance to $1.2 billion.

In addition to the cash and short-term investment securities, CIT had approximately $800 million of committed liquidity available under its newly established Revolving Facility at September 30, 2011.

During the third quarter, CIT repaid and extinguished its $3 billion First Lien Term Loan using the proceeds from the Revolving Facility and cash; redeemed $1 billion of Series A Second-Priority Secured Notes (“Series A Notes”) maturing in 2014 at a price of 102% of the aggregate principal amount and repurchased at a discount approximately $300 million of Series A Notes maturing in 2014 and approximately $160 million of Series A Notes maturing in 2017. In October 2011, CIT redeemed the remaining $461 million of Series A Notes maturing in 2014 and repurchased at a discount approximately $210 million and $100 million of Series A Notes maturing in 2016 and 2017, respectively.

Including the October activity, CIT has repaid in 2011 approximately $9.5 billion of high cost debt, including approximately $5.7 billion of Series A Notes, $3 billion of First Lien Term Loan and approximately $0.75 billion of Series B Second-Priority Secured Notes (“Series B Notes”). In addition, CIT has repaid approximately $2.8 billion of other secured debt. See Note 5 — Long-Term Borrowings for additional information on borrowings.

In March 2011, we transferred our small business lending platform and in July, we transferred the U.S. Vendor Finance platform into CIT Bank. Following each platform transfer, related new originations are funded by CIT Bank using its available cash, deposits and secured financings. The platform transfers exclude portfolio assets outstanding at the time of the transfer, which are serviced by CIT Bank. Cash flows from the outstanding portfolio assets are retained by the Company to be used for other corporate purposes, but are subject to restrictions under the Cash Sweep.

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

Revolving Facility

On August 25, 2011 (the “Closing Date”), CIT and certain of its subsidiaries entered into a Revolving Credit and Guaranty Agreement, among CIT Group Inc., certain subsidiaries of CIT Group Inc., as guarantors, the lenders party thereto from time to time and Bank of America, N.A. as administrative agent, collateral agent and letter of credit issuer (the “Revolving Facility”). The total commitment amount under the Revolving Facility is $2 billion consisting of a $1.65 billion revolving loan tranche and a $350 million revolving loan tranche that can also be utilized for issuance of letters of credit. The Revolving Facility matures on August 14, 2015 and will accrue interest at a per annum rate of LIBOR plus a margin of 2.00% to 2.75% (with no floor) or Base Rate plus a margin of 1.00% to 1.75% (with no floor). The applicable margin will be determined by reference to the long term senior unsecured, non-credit enhanced debt rating of the Company by S&P and Moody’s effective at relevant times during the life of the Revolving Facility. Based on the Company’s current debt rating, the applicable margin for LIBOR loans is 2.75% and the applicable margin for Base Rate loans is 1.75%.

The entire $2 billion was fully drawn on the Closing Date and the proceeds of the draw, along with cash on hand, were used to repay in full and extinguish the Company’s outstanding First Lien Term Loan during the third quarter of 2011. The Revolving Facility may be prepaid and re-borrowed from time to time at the option of CIT. During the quarter, a portion of the drawn amount was repaid, reducing the outstanding amount to approximately $1.1 billion at September 30, 2011. The amount available to draw upon at September 30, 2011 was approximately $800 million, with the remaining portion reflecting letter of credit usage. Also, the unutilized portion of any commitment under the Revolving Facility may be reduced permanently or terminated by CIT at any time without penalty.

The Revolving Facility is currently secured by a first lien on substantially all U.S. assets that are not otherwise pledged to secure the borrowings of special purpose entities as described below under “Other Secured Borrowings”, 65% of the voting shares and 100% of the non-voting shares of certain foreign subsidiaries and between 44% and 65% of the equity interest or capital stock in certain other non-U.S., non-regulated subsidiaries. The Revolving Facility is subject to a collateral coverage covenant (based on CIT’s book value in accordance with GAAP) of 2.0x the committed facility size, tested quarterly and upon certain transfers, dispositions or releases of collateral. The Revolving Facility is also subject to a $6 billion minimum consolidated net worth covenant, tested quarterly, and limits the Company’s ability to create liens, merge or consolidate, sell, transfer, lease or dispose of all or substantially all of its assets, grant a negative pledge or sell assets under certain circumstances. At September 30, 2011, after eliminating certain pledged entities that are being evaluated for consolidation or dissolution, the collateral coverage ratio was 5.7x.

Once the Company’s remaining Series A Notes cease to be outstanding or CIT’s corporate credit rating is upgraded to investment grade and the Company’s Series C Second-Priority Secured Notes (“Series C Notes”) become unsecured, all the collateral and subsidiary guarantees under the Revolving Facility will be automatically released except for subsidiary guarantees from eight of the Company’s domestic operating subsidiaries (“Continuing Guarantors”). Once the Revolving Facility becomes unsecured, the collateral coverage covenant will be replaced by an asset coverage covenant (based on the book value of eligible assets of the Continuing Guarantors) of 2.0x the committed facility size, tested monthly and upon certain dispositions or encumbrances of eligible assets of the Continuing Guarantors.

First Lien Term Loan

In connection with entering into the Revolving Facility described above, the Company repaid in full and terminated the First Lien Term Loan. Also, in the third quarter, the Company also terminated its $350 million Amended and Restated Letter of Credit Facility, dated as of February 18, 2011, with Bank of America, N.A. acting as administrative agent and letter of credit issuer (the “Prior L/C Agreement”) and all letters of credit issued under the Prior L/C Agreement were rolled over and deemed issued under the Revolving Facility. The Company did not pay any early termination penalties or call premiums in connection with the termination of either the First Lien Term Loan or the Prior L/C Agreement.

The extinguishment of the First Lien Term Loan decreased third quarter interest expense by $85 million, reflecting accelerated FSA accretion, and resulted in a loss on debt extinguishment of approximately $153 million, reflecting accelerated deferred fee recognition along with commitment and arrangement fees paid under the Revolving Facility. The First Lien Term Loan carried an interest rate of LIBOR + 4.50% with a 1.75% LIBOR floor.

Series A and Series C Notes

In March 2011, the Company issued $2 billion of new Series C Notes, consisting of $1.3 billion of three-year 5.25% fixed rate notes due in 2014 and $700 million of seven-year 6.625% fixed rate notes due in 2018. The covenants in the new Series C Notes are generally consistent with covenants in investment grade-rated bonds. The proceeds of the transaction were used in May 2011, in conjunction with available cash, to redeem the $2.5 billion of 7% Series A Notes as discussed below.

The Series A Notes and Series C Notes are generally secured by second-priority security interests in all the assets securing the Revolving Facility. The 2014 Series A Notes Indentures, which were repaid in full in October 2011, limited the ability of the Company and the Company’s restricted subsidiaries to make certain payments or investments, incur indebtedness (including guarantees), issue preferred stock, incur liens, enter into sale and leaseback transactions, pay dividends, sell assets, and enter into transactions with affiliates. The 2015-2017 Series A Notes and Series C Notes Indentures limit the Company’s ability to create liens, merge or consolidate, or sell, transfer, lease or dispose of all or substantially all of its assets. Under the terms of the Series A Notes, the Company is required to use certain cash collections to repay Series A Notes on an accelerated basis as part of the Cash Sweep; there is no such requirement under the Series C Notes.

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

In the event of a Change of Control as defined in the 2014 Series A Indentures, holders of the Series A Notes will have the right to require the Company, as applicable, to repurchase all or a portion of the Series A Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest to the date of such repurchase.

Upon a Change of Control Triggering Event as defined in the 2015 – 2017 Series A Indentures and Series C Indentures, holders of the 2015 – 2017 Series A Notes and Series C Notes will have the right to require the Company, as applicable, to repurchase all or a portion of the Series C Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest to the date of such repurchase.

In October 2011, CIT redeemed the remaining $461 million of Series A Notes maturing in 2014 and repurchased at a discount approximately $210 million and $100 million of Series A Notes maturing in 2016 and 2017, respectively; approximately $6.5 billion of Series A Notes remain outstanding after these transactions. Following the redemption in full of the 2014 Series A Notes in October 2011, most of the restrictive covenants granted under the Series A Notes, as part of CIT's restructuring in 2009, were eliminated. In aggregate, these actions will increase fourth quarter interest expense by approximately $70 million for the acceleration of FSA discount accretion and prepayment penalties, and result in a gain on debt extinguishment of approximately $10 million.

During the 2011 third quarter, CIT redeemed approximately $1.5 billion of its Series A Notes, as follows:

•	CIT repurchased approximately $300 million of Series A Notes maturing in 2014 and approximately $160 million of Series A Notes maturing in 2017 using available cash. The repurchases resulted in third quarter increased interest expense of $19 million reflecting acceleration of FSA discount accretion, and a $6 million gain on debt extinguishment.
•	On September 30, 2011, CIT redeemed $1 billion of Series A Notes maturing in 2014 at a price of 102% of the aggregate principal amount. The redemption increased third quarter interest expense by approximately $88 million reflecting acceleration of FSA discount accretion and prepayment penalties.

During the 2011 second quarter, CIT redeemed $2.5 billion of 7% Series A Notes at a redemption price of 102% of the aggregate principal amount. This redemption included approximately $1.1 billion principal amount of remaining 2013 Series A Notes and approximately $1.4 billion principal amount of the 2014 Series A Notes. The acceleration of FSA amortization on these Notes increased second quarter interest expense by $113 million, approximately $66 million for the 2013 maturities and $47 million for the 2014 maturities.

During the 2011 first quarter, CIT redeemed $1.0 billion of the 7% Series A Notes due in 2013 at a redemption price of 102% of the aggregate principal amount redeemed. The acceleration of FSA amortization on the Series A Notes was $25 million and resulted in an increase to interest expense.

In June 2011, we completed an Exchange Offer and Consent Solicitation for outstanding 7% Series A Notes, other than the Series A Notes that mature in 2014, and the company received the requisite consents to adopt proposed amendments to the indenture of Series A Notes that mature in 2015, 2016 and 2017.

At the Offer Expiration, tenders with consents or separate consents were received from holders of approximately $10.9 billion in aggregate principal amount of Series A Notes, made up of $8.76 billion (pre-FSA) Series A Notes tendered and accepted for exchange, and $2.17 billion Series A Notes separately consented, including a majority of each maturity of Series A Notes. As a result, $8.76 billion principal amount of Series C Notes (pre-FSA) with the same interest rate and interest payment dates, but maturing one business day later than the Series A Notes for which they were exchanged, were issued in exchange for the Series A Notes tendered and accepted.

Consents were solicited to replace the covenants and events of default in the 2015 – 2017 Series A Notes Indentures with the same covenants and events of default as those in the Indenture that govern the existing 5.250% Series C Notes due 2014 and 6.625% Series C Notes due 2018, except that the Cash Sweep covenant was retained in the 2015 – 2017 Series A Notes Indentures as amended. The covenants in the Series C Notes are materially less restrictive than those in the Series A Notes and are more consistent with covenants of investment-grade rated bonds.

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

Other Secured Borrowings

These secured borrowings are comprised largely of securitization financings. At September 30, 2011, we had other secured borrowings of $9.3 billion, which was down $551 million for the quarter reflecting repayments on existing structures corresponding to receivable repayments.

GSI Facility

The GSI Facility is a long-term committed financing facility with Goldman Sachs International (“GSI”), which is structured as a Total Return Swap (TRS), and has a maximum notional amount of $2.125 billion at September 30, 2011. At

September 30, 2011, a total of $2,695.6 million, after FSA, of financing and leasing assets, comprised of $1,021.6 million in Corporate Finance, $575.8 million in Consumer and $1,098.2 million in commercial aerospace in Transportation Finance, were pledged in conjunction with $1,239.3 million in secured debt issued to investors under the GSI Facility. After adjustment to the amount of actual qualifying borrowing base under terms of the GSI Facility, this $1,239.3 million of secured debt provided for usage of $916.6 million of the maximum notional amount of the GSI Facility at September 30, 2011. The remaining $1,208.4 million of the maximum notional amount represents the unused portion of the GSI Facility and constitutes the notional amount of a derivative financial instrument. Actual terms of the facility, including facility usage and collateral coverage, are measured on a pre-FSA basis.

Unsecured counterparty receivable of $534.0 million, net of FSA, is owed to CIT from GSI for debt discount, return of collateral posted to GSI and settlements resulting from market value changes to asset-backed securities underlying the structure at September 30, 2011.

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

Valuation of the derivative related to the GSI Facility is based on several factors using a discounted cash flow (DCF) methodology, including:

•	CIT’s funding costs for similar recent secured financings based on the current market environment;
•	Forecasted usage of the long-dated GSI Facility through the final maturity date in 2028; and
•	Forecasted amortization, including prepayment assumptions, due to principal payments on the underlying ABS, which impacts the amount of the unutilized portion.

Based on the Company’s valuation, it was determined that the derivative had no value at September 30, 2011.

Interest expense related to the GSI Facility is affected by the following:

•	A fixed facility fee of 2.85% per annum times the maximum facility commitment amount, currently $2.125 billion
•	A variable amount based on one-month or three-month USD LIBOR times the “utilized amount”(effectively the “adjusted qualifying borrowing base”) of the TRS, and
•	A reduction in interest expense due to the recognition of the payment of any OID from GSI on the various ABS.

2011 New and Renewed Facilities

During the third quarter, in addition to the Revolving Facility mentioned above, CIT also renewed a $550 million committed conduit facility at a lower cost and with a longer term. The facility has a committed revolving period that expires in

September 2013 and has a final maturity in November 2013. Total committed facilities approximated $6.4 billion, with $3.0 billion undrawn at September 30, 2011.

During the second quarter, CIT 1) received $150 million of secured aircraft funding through a newly established facility guaranteed by the Export-Import Bank of the United States; 2) closed a new RMB 1.8 billion (approximately $280 million, based on latest exchange rate) committed Vendor Finance China facility. The committed availability period of the facility expires in June 2013 with a three year final maturity for each drawdown under the facility; and 3) renewed a £100 million committed U.K. Vendor Finance securitization facility at significantly lower cost.

In the first quarter, CIT renewed its $1 billion committed U.S. Vendor Finance conduit facility, with significantly reduced costs, increased advance rate and lengthened term. The committed revolving period of the facility now expires in March 2013 and the facility has a final maturity in 2020.

Cash Sweep and Required Cash Sweep Payments

Under the terms of the Series A Notes, the Company is required to use certain cash collections to repay the Revolving Facility and Series A Notes on an accelerated basis (the “Cash Sweep”). The Company may also use amounts in the Cash Sweep Accounts for certain designated purposes. The terms of the Series A Notes still require Cash Sweep payments to be made in order of priority first to the Revolving Facility and once all outstanding obligations under the Revolving Facility have been paid off in full, then to repay or redeem the Series A Notes (including purchases of Series A Notes in open market transactions, pursuant to tender offers or otherwise). The Revolving Facility may be prepaid and re-borrowed from time to time at the option of CIT.

The Cash Sweep account totaled $1,186.2 million at September 30, 2011, which included restricted investments and cash, compared to $2,533.7 million at June 30, 2011 and $1,229.8 million at December 31, 2010. The sequential decrease resulted from prepayments on the First Lien Term Loan and the Revolving Facility in the third quarter.

Debt Ratings

Our debt ratings at September 30, 2011 are presented in the following table. The table includes the credit ratings on the newly issued Revolving Facility. Other changes since December 31, 2010 relate to the ratings on the Series C Notes that were issued in March 2011, and the omission of ratings on the Series B Notes that were repaid in January 2011. The Series C Notes ratings are equivalent to the ratings on the Series A Notes.

Debt Ratings as of September 30, 2011

	S&P Ratings Services	Moody’s Investors Service	DBRS
Issuer / Counterparty Credit Rating	B+	B2	B (High)
Revolving Facility Rating (1st Lien Debt)	BB	Ba3	BB
2nd Lien Debt Rating (Series A and C)	B+	B2	B (High)
Outlook / Trend	Positive	Stable	Positive

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

Tax Implications on Cash in Foreign Subsidiaries

Cash and short term investments held by foreign subsidiaries at September 30, 2011 and December 31, 2010 totaled $2.6 billion and $2.3 billion, respectively.

As a general matter, the Company is asserting indefinite reinvestment for the unremitted earnings in its foreign subsidiaries, except for certain deemed dividend inclusions under U.S. tax rules and the investment in one of our foreign subsidiaries.

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

Contractual Payments and Commitments

The following tables summarize significant contractual payments and contractual commitment expirations at September 30, 2011. Certain amounts in the payments table are not the same as the respective balance sheet totals, because this table is before FSA, in order to better reflect projected contractual payments. Likewise, actual cash flows will vary materially from those depicted in the payments table as further explained in the table footnotes.

Payments by Year, for the twelve months ended September 30(1) (dollars in millions)

	Total	2012	2013	2014	2015	2016	2017+
Secured borrowings(2)	$9,996.1	$1,244.2	$1,311.5	$938.1	$687.3	$833.9	$4,981.1
1st Lien Revolving Facility (Revolver)	1,075.0	—	—	—	1,075.0	—	—
Other Debt	135.8	0.8	—	—	—	—	135.0
Series A Notes(3)	7,317.7	461.1	—	—	1,601.7	2,165.4	3,089.5
Series C Notes - Exchanged	8,765.0	—	—	—	1,554.2	3,094.5	4,116.3
Series C Notes	2,000.0	—	—	1,300.0	—	—	700.0
Total Long-term borrowings	29,289.6	1,706.1	1,311.5	2,238.1	4,918.2	6,093.8	13,021.9
Deposits	4,939.2	1,587.9	1,189.2	958.9	522.8	523.0	157.4
Credit balances of factoring clients	1,092.9	1,092.9	—	—	—	—	—
Lease rental expense	275.2	34.7	31.5	30.0	28.3	27.4	123.3
Total contractual payments	$35,596.9	$4,421.6	$2,532.2	$3,227.0	$5,469.3	$6,644.2	$13,302.6
(1)	Projected payments of debt interest expense and obligations relating to postretirement programs are excluded.
(2)	Includes non-recourse secured borrowings, which are generally repaid in conjunction with the pledged receivable maturities.
(3)	Series A Notes for the twelve months ended September 30, 2012 reflect redemption of $461 million of Series A 2014 Notes, which CIT announced in September would be redeemed in October 2011. Series A Notes for the twelve months ended 2016 and 2017 include approximately $210 million and $100 million, respectively, which were redeemed in open market purchases in October 2011.

Commitment Expiration by twelve month periods ended September 30 (dollars in millions)

	Total	2012	2013	2014	2015	2016+
Financing commitments(1)	$2,636.9	$152.9	$516.3	$271.6	$302.9	$1,393.2
Aerospace and other manufacturer purchase commitments(2)	8,531.2	1,478.0	738.4	886.3	830.1	4,598.4
Letters of credit	333.3	130.0	40.8	7.9	38.3	116.3
Deferred purchase credit protection agreements	2,025.6	2,025.6	—	—	—	—
Guarantees, acceptances and other recourse obligations	26.3	12.3	9.8	3.0	0.1	1.1
Total contractual commitments	$13,553.3	$3,798.8	$1,305.3	$1,168.8	$1,171.4	$6,109.0
(1)	Financing commitments do not include certain unused, cancelable lines of credit to customers in connection with third-party vendor programs, which can be reduced or cancelled by CIT at any time without notice.
(2)	Aerospace commitments are net of amounts on deposit with manufacturers.
(3)	The balance cannot be estimated past 2013; therefore the remaining balance is reflected in 2013.

Financing commitments declined from $3.1 billion at December 31, 2010 to $2.6 billion at September 30, 2011. The table above includes approximately $0.4 billion of commitments at September 30, 2011 and $0.7 billion at December 31, 2010 that were not available for draw due to requirements for collateral availability or covenant conditions existing at September 30, 2011. At September 30, 2011, unfunded commitments related to lead agented asset-based loans totaled $312 million, down from $377 million at December 31, 2010.

At September 30, 2011, substantially all financing commitments were senior facilities, with approximately 55% secured by equipment or other assets and the remainder comprised of cash flow or enterprise value facilities. CIT is lead agent in approximately 28% of the facilities. Most of our undrawn and available financing commitments are in Corporate Finance. The top ten undrawn commitments totaled $305 million at September 30, 2011.

Risk Weighted Assets

For a BHC, capital adequacy is based upon risk-weighted asset ratios calculated in accordance with quantitative measures established by the Federal Reserve. Under these guidelines, certain commitments and off-balance sheet transactions are assigned asset equivalent balances, and together with on-balance sheet assets, are divided into risk categories, each of which is assigned a risk weighting ranging from 0% (for example U.S. Treasury Bonds) to 100% (for example commercial loans). The reconciliation of balance sheet assets to risk-weighted assets is presented below:

Risk-Weighted Assets (dollars in millions)

	September 30, 2011	June 30, 2011	December 31, 2010
Balance sheet assets	$44,477.8	$48,009.6	$50,958.2
Risk weighting adjustments to balance sheet assets(1)	(11,646.0)	(14,852.3)	(16,029.5)
Off balance sheet item(2)	11,801.2	10,871.8	9,248.0
Risk-weighted assets	$44,633.0	$44,029.1	$44,176.7
(1)	June balances have been conformed to current period presentation of goodwill.
(2)	Primarily reflects commitments to purchase aircraft and for unused lines of credit and letters of credit. See Note 9 — Regulatory Capital for more information.

Regulatory Capital

The Company is subject to various regulatory capital requirements set by the Federal Reserve Board. CIT committed to its regulators to maintain a 13% Total Capital Ratio at the BHC and a 15% Tier 1 Leverage Ratio at CIT Bank for at least three years.

Regulatory Capital and Ratios (dollars in millions)

	CIT September 30, 2011	CIT June 30, 2011	CIT December 31, 2010
Tier 1 Capital
Total stockholders’ equity	$8,903.5	$8,941.5	$8,916.0
Effect of certain items in accumulated other comprehensive
loss excluded from Tier 1 Capital	(2.6)	(9.5)	(3.3)
Adjusted total equity	8,900.9	8,932.0	8,912.7
Less: Goodwill(4)	(270.6)	(272.4)	(277.4)
Disallowed intangible assets	(73.5)	(84.1)	(119.2)
Investment in certain subsidiaries	(32.6)	(35.3)	(33.4)
Other Tier 1 components(1)	(65.8)	(62.7)	(65.2)
Total Tier 1 Capital	8,458.4	8,477.5	8,417.5

Tier 2 Capital
Qualifying reserve for credit losses	437.0	439.3	416.2
Less: Investment in certain subsidiaries	(32.6)	(35.3)	(33.4)
Other Tier 2 components(2)	0.1	2.6	0.2
Total Tier 2 Capital	404.5	406.6	383.0
Total Capital (Tier 1 and Tier 2 Capital)	$8,862.9	$8,884.1	$8,800.5

Risk-weighted assets(4)	$44,633.0	$44,029.1	$44,176.7

Tier 1 Capital Ratio(3)	19.0%	19.3%	19.1%
Total Capital Ratio	19.9%	20.2%	19.9%
Tier 1 Leverage Ratio	18.1%	17.1%	16.2%

CIT Bank Ratios:
Tier 1 Capital Ratio	40.3%	47.5%	57.4%
Total Capital Ratio	41.1%	48.1%	57.7%
Tier 1 Leverage Ratio	26.5%	27.4%	24.2%
(1)	Includes the portion of net deferred tax assets that does not qualify for inclusion in Tier 1 capital based on the capital guidelines and the Tier 1 capital charge for nonfinancial equity investments.
(2)	Banking organizations are permitted to include in Tier 2 Capital up to 45% of net unrealized pretax gains on available-for-sale equity securities with readily determinable fair values.
(3)	For the Company, the Tier 1 Capital Ratio equates to Tier 1 Common Equity Ratio since the Company has only common equity.
(4)	June balances have been conformed to current period presentation of goodwill.

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

On August 12, 2009, CIT entered into a Written Agreement with the Federal Reserve Bank of New York (the “FRBNY”). Among other requirements, the Written Agreement requires regular reporting to the FRBNY and prior written approval by the FRBNY for payment of dividends and distributions and the purchase or redemption of stock.

Basel III

In December 2010, the Basel Committee on Banking Supervision released its final framework for strengthening international capital and liquidity regulation (“Basel III”). Basel III requirements include higher minimum capital ratios, increased limitations on qualifying capital, minimum liquidity requirements and a more constrained leverage ratio requirement. The U.S. bank regulatory agencies have not yet set forth a formal timeline for a notice of proposed rulemaking or final adoption of regulations responsive to Basel III. However, they have indicated informally that a notice of proposed rulemaking is expected to be released by year-end 2011, with final amendments to regulations becoming effective in 2012.

Basel III revisions governing capital requirements are subject to a prolonged and phased-in transition period which begins on January 1, 2013, with full implementation on January 1, 2019. If Basel III is fully implemented in the U.S. as currently proposed, CIT will be required to maintain risk-based capital ratios at January 1, 2019 as follows:

	Minimum Capital Requirements - January 1, 2019
	Tier 1 Common Equity	Tier 1 Capital	Total Capital
Stated minimum Ratio	4.5%	6.0%	8.0%
Capital conservation buffer	2.5%	2.5%	2.5%
Effective minimum ratio	7.0%	8.5%	10.5%

In addition, Basel III also includes a countercyclical buffer of up to 2.5% that regulators could require in periods of excess credit growth.

Given our current capital ratios, capital composition and liquidity position, we expect the impact of Basel III to be minimal. However, the final impact will not be completely known until the U.S. banking regulators finalize the rulemaking to implement Basel III.

CIT BANK

CIT Bank is a state-chartered bank headquartered in Salt Lake City, Utah and is the Company’s principal bank subsidiary. CIT Bank originates and funds lending activity of various business segments. During the third quarter, CIT Bank originated nearly 80% of CIT Group’s new U.S. origination volume.

Loan origination activity within CIT Bank continued to increase with committed loan volume up 10% from the prior quarter to $1.2 billion. Funded loan volume was $835 million, up modestly from the prior quarter. Both committed and funded volume were significantly above the 2010 third quarter. Total assets were $7.5 billion, up from $6.9 billion at June 30, 2011. Total loans were $6.3 billion, up from $5.7 billion at June 30, 2011. Total loans included $2.9 billion of commercial loans at September 30, 2011, up from $2.2 billion at June 30, 2011. Cash was $0.8 billion at September 30, 2011, essentially unchanged from June 30, 2011. Total deposits were $4.9 billion, up from $4.4 billion. During the third quarter, the Bank issued approximately $580 million of CDs at an average rate of approximately 1.5% that replaced maturing CDs at higher rates. CIT Bank’s Total Capital ratio was 41.1% and the Tier 1 Leverage ratio was 26.5%.

CIT Bank continued to expand its business activities. In July the U.S. Vendor Finance platform transferred into CIT Bank, complementing the Bank’s existing middle-market lending activities through Corporate Finance and its small business lending activities, which were transferred in during the 2011 first quarter. New business volume is originated in CIT Bank, while the Bank services the pre-existing portfolio, which was not part of the transfers. As previously disclosed, the Federal

Deposit Insurance Corporation (FDIC) and the Utah Department of Financial Institutions (UDFI) terminated their Cease and Desist orders on CIT Bank in April.

In October, CIT Bank launched an online bank that currently offers a range of competitively priced, FDIC-insured Certificates of Deposit (www.bankoncit.com).

The following presents condensed financial information for CIT Bank.

CONDENSED BALANCE SHEETS (dollars in millions)

	September 30, 2011	December 31, 2010
ASSETS:
Cash and deposits with banks	$817.9	$1,299.1
Assets held for sale	566.7	16.6
Net loans	5,684.6	5,224.2
Other assets	464.4	512.8
Total Assets	$7,533.6	$7,052.7
LIABILITIES AND EQUITY:
Deposits and long-term borrowings	$5,487.7	$5,186.5
Other liabilities	80.8	34.0
Total Liabilities	5,568.5	5,220.5
Total Equity	1,965.1	1,832.2
Total Liabilities and Equity	$7,533.6	$7,052.7

CONDENSED STATEMENTS OF OPERATION (dollars in millions)

	Quarters Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010

Interest income	$65.7	$73.5	$196.2	$239.1
Interest expense	(29.7)	(30.3)	(83.5)	(87.9)
Net interest revenue	36.0	43.2	112.7	151.2
Provision for credit losses	(13.3)	(3.5)	(28.1)	(16.2)
Net interest revenue, after credit provision	22.7	39.7	84.6	135.0
Total other income	25.0	5.4	52.6	29.6
Total net revenue, net of interest expense and credit provision	47.7	45.1	137.2	164.6
Total other expenses	(17.9)	(9.3)	(39.1)	(32.0)
Income before income taxes	29.8	35.8	98.1	132.6
Provision for income taxes	(11.3)	(12.8)	(42.2)	(50.1)
Net income	$18.5	$23.0	$55.9	$82.5

SELECT QUARTERLY FINANCIAL DATA

(dollars in millions, except per share data)

	At or for the Quarters Ended			At or for the Nine Months Ended September 30
	September 30, 2011	June 30, 2011	September 30, 2010(1)	2011	2010(1)
Select Statement of Operations Data
Net interest revenue	$(91.0)	$(203.6)	$104.0	$(350.3)	$593.6
Provision for credit losses	(47.8)	(84.7)	(165.1)	(255.9)	(637.9)
Total other income	642.8	657.8	687.2	1,992.1	2,019.8
Total other expenses	(489.8)	(391.3)	(390.5)	(1,258.0)	(1,280.8)
Income (loss) before provision for income taxes	14.2	(21.8)	235.6	127.9	694.7
Net (loss) income	(16.3)	(48.0)	115.8	1.3	442.0
Per Common Share Data
Income (loss) income per share - diluted	$(0.08)	$(0.24)	$0.58	$0.01	$2.20
Book value per common share	$44.38	$44.58	$44.48
Tangible book value per common share	$42.69	$42.84	$42.50
Performance Ratios
Return on average common stockholders’ equity	(0.73)%	(2.14)%	5.27%	0.02%	6.77%
Net finance revenue as a percentage of average earning assets	2.30%	0.80%	3.44%	1.78%	4.17%
Return on average total assets	(0.14)%	(0.39)%	0.85%	0.00%	1.04%
Total ending equity to total ending assets	20.02%	18.63%	16.53%
Balance Sheet Data
Loans including receivables pledged	$21,812.3	$22,284.7	$27,237.0
Allowance for loan losses	(414.5)	(424.0)	(425.5)
Operating lease equipment, net	11,191.0	10,920.4	10,966.8
Goodwill and intangible assets, net	338.0	348.6	418.9
Total cash and short-term investments	7,339.1	10,055.7	11,201.7
Total assets	44,477.8	48,009.6	53,510.1
Total debt and deposits	31,959.9	35,319.2	41,141.1
Total common stockholders’ equity	8,903.5	8,941.5	8,849.3
Credit Quality
Non-accrual loans as a percentage of finance receivables	4.19%	4.76%	7.44%
Net credit losses as a percentage of average finance receivables	0.84%	0.96%	1.40%	1.40%	1.20%
Reserve for credit losses as a percentage of finance receivables	1.90%	1.90%	1.56%
Financial Ratios
Tier 1 Capital	19.0%	19.3%	18.4%
Total Risk-based Capital	19.9%	20.2%	19.3%

(1)	Reflects previously restated balances as disclosed in the Company's December 31, 2010 Form 10-K

Quarterly Average Balances(1) and Associated Income (dollars in millions)

	September 30, 2011			June 30, 2011			September 30, 2010
	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)

Deposits with banks	$6,957.1	$6.5	0.37%	$6,712.6	$5.0	0.30%	$10,415.7	$5.6	0.22%
Investments	2,002.6	1.7	0.34%	3,986.8	2.8	0.28%	346.8	1.6	1.85%
Loans and leases (including held for sale)(2)(3)
U.S	19,372.9	367.4	8.06%	19,633.9	429.7	9.28%	23,521.1	621.3	11.01%
Non-U.S	4,461.2	135.2	12.13%	4,982.2	164.6	13.22%	5,759.0	209.6	14.58%
Total loans and leases(2)	23,834.1	502.6	8.86%	24,616.1	594.3	10.12%	29,280.1	830.9	11.73%
Total interest earning assets / interest income(2)(3)	32,793.8	510.8	6.45%	35,315.5	602.1	7.04%	40,042.6	838.1	8.58%
Operating lease equipment, net(4)
U.S. Operating lease equipment, net(4)	5,132.3	102.3	7.97%	4,888.7	102.4	8.38%	4,883.4	96.9	7.94%
Non-U.S. operating lease equipment, net(4)	5,892.7	182.4	12.38%	6,129.0	170.0	11.09%	6,092.4	139.1	9.13%
Total operating lease equipment, net(4)	11,025.0	284.7	10.33%	11,017.7	272.4	9.89%	10,975.8	236.0	8.60%
Total earning assets(2)	43,818.8	$795.5	7.46%	46,333.2	$874.5	7.74%	51,018.4	$1,074.1	8.58%
Non interest earning assets
Cash due from banks	318.2			287.2			257.6
Allowance for loan losses	(413.7)			(405.8)			(387.8)
All other non-interest earning assets	2,956.0			3,031.4			3,489.5
Total Average Assets	$46,679.3			$49,246.0			$54,377.7
Average Liabilities
Borrowings
Deposits	$4,658.7	$28.4	2.44%	$4,253.8	$25.1	2.36%	$4,710.4	$23.7	2.01%

Long-term borrowings	29,259.5	573.4	7.84%	32,219.5	780.6	9.69%	37,321.6	710.4	7.61%
Total interest-bearing liabilities	33,918.2	$601.8	7.10%	36,473.3	$805.7	8.84%	42,032.0	$734.1	6.99%
U.S. credit balances of factoring clients	1,135.9			1,118.7			941.6
Non-U.S. credit balances of factoring clients	1.7			3.5			7.7
Non-interest bearing liabilities, noncontrolling interests and shareholders' equity
Other liabilities	2,666.8			2,686.3			2,599.1
Noncontrolling interests	2.2			2.3			(5.3)
Stockholders’ equity	8,954.5			8,961.9			8,802.6
Total Average Liabilities and Stockholders’ Equity	$46,679.3			$49,246.0			$54,377.7
Net revenue spread			0.36%			(1.10)%			1.59%
Impact of non-interest bearing sources			1.46%			1.71%			1.13%
Net revenue/yield on earning assets(2)		$193.7	1.82%		$68.8	0.61%		$340.0	2.72%

Nine Month Average Balances(1) and Associated Income (dollars in millions)

	September 30, 2011			September 30, 2010
	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)

Deposits with banks	$7,915.3	$17.8	0.30%	$9,903.7	$14.1	0.19%
Investments	2,192.2	5.9	0.36%	348.2	7.7	2.95%
Loans and leases (including held for sale)(2)(3)
U.S	19,643.1	1,264.5	9.08%	25,515.9	2,183.1	11.82%
Non-U.S	4,843.9	467.9	12.89%	6,562.7	761.7	15.51%
Total loans and leases(2)	24,487.0	1,732.4	9.86%	32,078.6	2,944.8	12.59%
Total interest earning assets / interest income(2)(3)	34,594.5	1,756.1	6.98%	42,330.5	2,966.6	9.55%
Operating lease equipment, net(4)
U.S. Operating lease equipment, net(4)	4,980.6	312.5	8.37%	4,950.1	278.3	7.50%
Non-U.S. operating lease equipment, net(4)	6,095.4	497.4	10.88%	6,016.8	450.6	9.99%
Total operating lease equipment, net(4)	11,076.0	809.9	9.75%	10,966.9	728.9	8.86%
Total earning assets(2)	45,670.5	$2,566.0	7.67%	53,297.4	$3,695.5	9.40%
Non interest earning assets
Cash due from banks	287.4			296.6
Allowance for loan losses	(410.3)			(252.1)
All other non-interest earning assets	3,011.2			3,538.6
Total Average Assets	$48,558.8			$56,880.5
Average Liabilities
Borrowings
Deposits	$4,477.5	$77.9	2.32%	$4,829.6	$62.8	1.73%

Long-term borrowings	31,383.9	2,028.5	8.62%	40,012.7	2,310.2	7.70%
Total interest-bearing liabilities	35,861.4	$2,106.4	7.83%	44,842.3	$2,373.0	7.06%
U.S. credit balances of factoring clients	1,067.9			884.6
Non-U.S. credit balances of factoring clients	2.4			13.0
Non-interest bearing liabilities, noncontrolling interests and shareholders' equity
Other liabilities	2,668.2			2,496.1
Noncontrolling interests	0.8			(5.9)
Stockholders’ equity	8,958.1			8,650.4
Total Average Liabilities and Stockholders’ Equity	$48,558.8			$56,880.5
Net revenue spread			(0.16)%			2.34%
Impact of non-interest bearing sources			1.53%			1.03%
Net revenue/yield on earning assets(2)		$459.6	1.37%		$1,322.5	3.37%
(1)	The average balances presented are derived based on month end balances during the year. Tax exempt income was not significant in any of the years presented. Average rates are impacted by FSA accretion and amortization.
(2)	The rate presented is calculated net of average credit balances for factoring clients.
(3)	Non-accrual loans and related income are included in the respective categories.
(4)	Operating lease rental income is a significant source of revenue; therefore, we have presented the net revenues.

The average long-term borrowings balances presented below are derived based on daily balances and the average rates are based on a 30 days per month day count convention. The average rates include FSA amortization and prepayment fees, which due to the annualizing, can distort the derived rate. The debt coupon rates at September 30, 2011, on a pre-FSA basis, are as follows: Secured Borrowings — 2.27%, Revolving Facility — 2.99%, Secured Series A Notes — 7.00%, Secured Series C Notes (exchanged from Series A Notes) — 7.00%, Secured Series C Notes: $1.3 billion at 5.25% and $0.7 billion at 6.625%, and Other Debt — 6.08%. The aggregate portfolio weighted average at September 30, 2011 was 5.15%.

Average Daily Long-term Borrowings Balances and Rates (dollars in millions)

	Quarters Ended
	September 30, 2011			June 30, 2011			September 30, 2010
	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)
Secured Borrowings	$9,701.5	$110.6	4.56%	$10,038.4	$117.5	4.68%	$12,446.7	$127.2	4.09%
First Lien Term Loan(1)	1,568.4	(58.2)	(14.84)%	3,039.8	50.7	6.68%	3,547.2	78.9	8.90%
Revolving Facility	614.2	4.7	3.04%	—	—	—	—	—	—
Secured Series A Notes(2), (3)	7,801.2	294.5	15.10%	15,363.0	539.3	14.04%	18,959.1	445.5	9.40%
Secured Series B Notes(2), (3)	—	—	—	—	—	—	2,192.9	53.3	9.72%
Secured Series C Notes	2,000.0	30.1	6.02%	2,000.0	30.1	6.02%	—	—	—
Secured Series C Notes(2), (3) (Exchanged from Series A)	7,914.1	187.9	9.50%	1,267.2	38.6	12.19%	—	—	—
Other Debt	119.0	3.8	12.84%	146.8	4.4	12.11%	194.3	5.5	11.32%
Long-term borrowings	$29,718.4	$573.4	7.72%	$31,855.2	$780.6	9.80%	$37,340.2	$710.4	7.61%

	Nine Months Ended
	September 30, 2011			September 30, 2010
	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)
Secured Borrowings	$10,131.4	$357.6	4.71%	$12,880.9	$396.5	4.10%
First Lien Term Loan(1), (3)	2,549.9	42.9	2.24%	5,528.8	404.5	9.75%
Revolving Facility	204.7	4.7	3.04%	—	—	—
Secured Series A Notes(2), (3)	13,973.6	1,320.8	12.60%	18,882.8	1,332.4	9.41%
Secured Series B Notes(2), (3)	75.2	2.1	12.18%	2,194.7	159.9	9.71%
Secured Series C Notes	1,340.7	61.0	6.06%	—	—	—
Secured Series C Notes(2), (3) (Exchanged from Series A)	3,060.4	226.6	9.87%	—	—	—
Other Debt	141.7	12.8	12.07%	216.7	16.9	10.40%
Long-term borrowings	$31,477.6	$2,028.5	8.59%	$39,703.9	$2,310.2	7.76%

(1)	The reductions to interest and applicable annualized rate for the September 2011 periods reflect accelerated FSA accretion of $85 million due to the repayment and extinguishment of the First Lien Term Loan as noted below.
(2)	The increase to interest and applicable annualized rate reflect accelerated FSA accretion due to the repayment and prepayment penalties as noted below.
(3)	The interest expense for the First Lien Term Loan, Series A Notes (including those exchanged) and Series B Notes include the following accelerated FSA accretion (amortization) and prepayment penalties:

	Quarters Ended			Nine Months Ended September 30
	September 30,	June 30,	September 30,
	2011	2011	2010	2011	2010

First Lien Term Loan - accelerated FSA	$(84.6)	$—	$(19.4)	$(84.6)	$(56.8)
First Lien Term Loan - prepayment penalty	—	—	29.0	—	89.0
Secured Series A Notes - accelerated FSA	87.0	113.3	—	225.0	—
Secured Series A Notes - prepayment penalty	20.0	50.0	—	90.0	—
Secured Series B Notes - accelerated FSA	—	—	—	(13.5)	—
Secured Series B Notes - prepayment penalty	—	—	—	15.0	—
Total accelerated FSA and prepayment penalty	$22.4	$163.3	$9.6	$231.9	$32.2

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to use judgment in making estimates and assumptions that affect reported amounts of assets and liabilities, the reported amounts of income and expense during the reporting period and the disclosure of contingent assets and liabilities at the date of the financial statements. We consider accounting estimates relating to the following to be critical in applying our accounting policies:

•	Assumptions and estimates recorded upon adoption of fresh start accounting
•	Allowance for Loan Losses
•	Impaired Loans
•	Fair Value Determinations
•	Lease Residual Values
•	Goodwill and Intangible Assets
•	Liabilities and Tax Reserves

There have been no significant changes to the methodologies and processes used in developing estimates relating to these items from those described in our 2010 Annual Report on Form 10-K.

INTERNAL CONTROLS

The Internal Controls Committee is responsible for monitoring and improving internal controls and overseeing the internal controls attestation mandated by Section 404 of the Sarbanes-Oxley Act of 2002 (“SARBOX”). The Committee, which is chaired by the Controller, includes the Chief Financial Officer, the Director of Internal Audit and other senior executives. See Item 4. Controls and Procedures for more information.

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

Non-GAAP Reconciliations (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30
	2011	2011	2010(5)	2011	2010(5)
Total Net Revenues(1)
Interest income	$510.8	$602.1	$838.1	$1,756.1	$2,966.6
Rental income on operating leases	408.0	417.9	397.7	1,239.2	1,241.4
Finance revenue	918.8	1,020.0	1,235.8	2,995.3	4,208.0
Interest expense	(601.8)	(805.7)	(734.1)	(2,106.4)	(2,373.0)
Depreciation on operating lease equipment	(123.3)	(145.5)	(161.7)	(429.3)	(512.5)
Net finance revenue	193.7	68.8	340.0	459.6	1,322.5
Other income	234.8	239.9	289.5	752.9	778.4
Total net revenues	$428.5	$308.7	$629.5	$1,212.5	$2,100.9

Net Operating Lease Revenue(2)
Rental income on operating leases	$408.0	$417.9	$397.7	$1,239.2	$1,241.4
Depreciation on operating lease equipment	(123.3)	(145.5)	(161.7)	(429.3)	(512.5)
Net operating lease revenue	$284.7	$272.4	$236.0	$809.9	$728.9

Net Finance Revenue as a % of Average Earning Assets(3)

	Quarters Ended
	September 30, 2011		June 30, 2011		September 30, 2010(5)
Net finance revenue	$193.7	2.30%	$68.8	0.80%	$340.0	3.44%
FSA impact on net finance revenue	(64.0)	(0.91)%	21.9	0.13%	(260.5)	(2.74)%
Secured debt prepayment penalties	20.0	0.21%	50.0	0.52%	29.0	0.25%
Adjusted net finance revenue	$149.7	1.60%	$140.7	1.45%	$108.5	0.95%

	Nine Months Ended September 30
	2011		2010(5)
Net finance revenue	$459.6	1.78%	$1,322.5	4.17%
FSA impact on net finance revenue	(128.8)	(0.64)%	(1,118.9)	(3.62)%
Secured debt prepayment penalties	105.0	0.36%	89.0	0.24%
Adjusted net finance revenue	$435.8	1.50%	$292.6	0.79%

Impacts of FSA Accretion and Debt-related Transaction Costs on Pre-tax Income (Loss)

	Quarters Ended			Nine Months Ended September 30
($ amounts in millions)	September 30, 2011	June 30, 2011	September 30, 2010(5)	2011	2010(5)
Pre-tax Income/(Loss) – Reported	$14.2	$(21.8)	$235.6	$127.9	$694.7
Net FSA Accretion (excluding debt related acceleration)	(94.6)	(124.3)	(261.1)	(348.6)	(1,141.8)
Accelerated FSA Net Discount/(Premium) on Debt Extinguishments and Repurchases	2.4	113.3	(19.4)	126.9	(56.8)
Pre-tax Loss - Excluding Net FSA Accretion	(78.0)	(32.8)	(44.9)	(93.8)	(503.9)
Debt Related – Prepayment Penalties	20.0	50.0	29.0	105.0	89.0
Debt Related – Loss on Debt Extinguishments	146.6	—	—	146.6	—
Pre-tax Income (Loss) – Excluding FSA Net Accretion & Debt Related Costs	$88.6	$17.2	$(15.9)	$157.8	$(414.9)

Earning Assets(4)	September 30, 2011	June 30, 2011	December 31, 2010	September 30, 2010(5)
Loans	$21,812.3	$22,284.7	$24,500.5	$27,237.0
Operating lease equipment, net	11,191.0	10,920.4	11,136.7	10,966.8
Assets held for sale	1,512.6	1,863.5	1,218.5	887.7
Credit balances of factoring clients	(1,092.9)	(1,084.9)	(935.3)	(959.2)
Total earning assets	$33,423.0	$33,983.7	$35,920.4	$38,132.3

(1)	Total net revenues are the combination of net finance revenue and other income and are an aggregation of all sources of revenue for the Company. Total net revenues are used by management to monitor business performance.
(2)	Total net operating lease revenue is the combination of rental income on operating leases less depreciation on operating lease equipment. Total net operating lease revenues are used by management to monitor portfolio performance.
(3)	Average Earning Assets are computed for the respective period and utilized in certain revenue and expense ratios. See Earning Assets for components.
(4)	Earning assets reflect point in time balances. Earning assets are net of credit balances of factoring clients. This net amount represents the amounts we fund.
(5)	Reflects previously restated balances as disclosed in the Company’s December 31, 2010 Form 10-K.

Non-accrual Loans (including assets held for sale) After and Before Fresh Start Accounting(1)

Non-accrual Loans After and Before Fresh Start Accounting	September 30, 2011	FSA Adjustments	September 30, 2011	June 30, 2011	FSA Adjustments	June 30, 2011	December 31, 2010	FSA Adjustments	December 31, 2010
	Post-FSA		Pre-FSA	Post-FSA		Pre-FSA	Post-FSA		Pre-FSA
Corporate Finance
Non-accrual loans	$683.6	$99.8	$783.4	$804.4	$122.0	$926.4	$1,239.8	$347.2	$1,587.0
Total loans	7,165.5	367.3	7,532.8	7,423.9	459.1	7,883.0	8,482.2	1,089.1	9,571.3
Non-accrual loans as a percentage of total loans	9.54%		10.40%	10.84%		11.75%	14.62%		16.58%
Transportation Finance
Non-accrual loans	54.5	7.3	61.8	56.0	7.5	63.5	63.2	8.1	71.3
Total loans	1,347.7	87.1	1,434.8	1,356.3	102.2	1,458.5	1,388.9	147.9	1,536.8
Non-accrual loans as a percentage of total loans	4.05%		4.31%	4.13%		4.36%	4.55%		4.64%
Trade Finance
Non-accrual loans	94.0	—	94.0	73.4	—	73.4	164.4	—	164.4
Total loans	2,551.1	—	2,551.1	2,538.4	—	2,538.4	2,387.4	—	2,387.4
Non-accrual loans as a percentage of total loans	3.68%		3.68%	2.89%		2.89%	6.89%		6.89%
Vendor Finance
Non-accrual loans	81.0	15.0	96.0	127.2	20.5	147.7	147.9	25.0	172.9
Total loans	3,864.7	77.4	3,942.1	3,940.4	107.3	4,047.7	4,166.1	181.9	4,348.0
Non-accrual loans as a percentage of total loans	2.10%		2.43%	3.23%		3.65%	3.55%		3.98%
Consumer
Non-accrual loans	0.6	0.1	0.7	0.8	0.2	1.0	0.7	—	0.7
Total loans	6,883.3	409.4	7,292.7	7,025.7	430.8	7,456.5	8,075.9	508.7	8,584.6
Non-accrual loans as a percentage of total loans	0.01%		0.01%	0.01%		0.01%	0.01%		0.01%
Total
Non-accrual loans	$913.7	$122.2	$1,035.9	$1,061.8	$150.2	$1,212.0	$1,616.0	$380.3	$1,996.3
Total loans	$21,812.3	$941.2	$22,753.5	$22,284.7	$1,099.4	$23,384.1	$24,500.5	$1,927.6	$26,428.1
Non-accrual loans as a percentage of total loans	4.19%		4.55%	4.76%		5.18%	6.60%		7.55%

(1)	Non-accrual loans are presented after and before fresh start accounting adjustments as an aid to trend analysis. As a result of fresh start accounting, the resulting metrics are not comparable to prior balances. Loans included in held for sale no longer have FSA adjustments.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this document are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All statements contained herein that are not clearly historical in nature are forward-looking and the words “anticipate,” “believe,” “could,” “expect,” “estimate,” “forecast,” “intend,” “plan,” “potential,” “project,” “target” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to known and unknown risks, uncertainties and contingencies. Forward-looking statements are included, for example, in the discussions about:

•	our liquidity risk and capital management, including our capital, leverage, and credit ratings, our liquidity plan, and our plans and the potential transactions designed to enhance our liquidity and capital,
•	our plans to change our funding mix and to access new sources of funding to broaden our use of deposit taking,
•	our credit risk management and credit quality,
•	our asset/liability risk management,
•	accretion and amortization of fresh start accounting adjustments,
•	our funding, borrowing costs and net finance revenue,
•	our operational risks, including success of systems enhancements and expansion of risk management and control functions,
•	our mix of portfolio asset classes, including growth initiatives, acquisitions and divestitures, new products, new business and customer retention,
91

•	legal risks,
•	our growth rates,
•	our commitments to extend credit or purchase equipment, and
•	how we may be affected by legal proceedings

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

Therefore, actual results may differ materially from those expressed or implied in those statements. Factors, in addition to those disclosed in “Risk Factors”, that could cause such differences include, but are not limited to:

•	capital markets liquidity,
•	risks of and/or actual economic slowdown, downturn or recession,
•	industry cycles and trends,
•	uncertainties associated with risk management, including credit, prepayment, asset/liability, interest rate and currency risks,
•	estimates and assumptions used to fair value the balance sheet in accordance with fresh start accounting and actual variation between the estimated fair values and the realized values,
•	adequacy of reserves for credit losses,
•	risks inherent in changes in market interest rates and quality spreads,
•	funding opportunities, deposit taking capabilities and borrowing costs,
•	risks that the restructuring of the Company’s capital structure did not result in sufficient additional capital or improved liquidity,
•	risks that the Company will be unable to comply with the terms of the Written Agreement with the Reserve Bank,
•	conditions and/or changes in funding markets and our access to such markets, including commercial paper, secured and unsecured term debt and the asset-backed securitization markets,
•	risks of implementing new processes, procedures, and systems,
•	risks associated with the value and recoverability of leased equipment and lease residual values,
•	application of fair value accounting in volatile markets,
•	application of goodwill accounting in a recessionary economy,
•	changes in laws or regulations governing our business and operations,
•	changes in competitive factors,
•	demographic trends,
•	customer retention rates,
•	future acquisitions and dispositions of businesses or asset portfolios, and
•	regulatory changes and/or developments.

Any or all of our forward-looking statements here or in other publications may turn out to be wrong, and there are no guarantees about our performance. We do not assume the obligation to update any forward-looking statement for any reason.

ITEM 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2011. Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2011 due to the fact that there was a material weakness in our internal control over financial reporting as of December 31, 2010 as discussed in more detail below. Based on a number of factors, including remediation actions taken to address the material weakness, we believe the consolidated financial statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with generally accepted accounting principles.

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

As of September 30, 2011, management believes it has placed in operation controls to address the material weakness; however given the timing of certain remediation activities there was not sufficient evidence to conclude upon their sustained effectiveness. As a result, management is evaluating the operating effectiveness of the controls implemented to ensure sustainability and will take further remediation actions as may be necessary.

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

(b) Changes In Internal Control Over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part Two — Other Information

ITEM 1. Legal Proceedings

CIT is currently involved, and from time to time in the future may be involved, in a number of judicial, regulatory, and arbitration proceedings relating to matters that arise in connection with the conduct of its business (collectively, “Litigation”), certain of which Litigation matters are described in Note 12 — Contingencies of Item 1. Consolidated Financial Statements. In view of the inherent difficulty of predicting the outcome of Litigation matters, particularly when such matters are in their early stages or where the claimants seek indeterminate damages, CIT cannot state with confidence what the eventual outcome of the pending Litigation will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines, or penalties related to each pending matter may be, if any. In accordance with applicable accounting guidance, CIT establishes reserves for Litigation when those matters present loss contingencies as to which it is both probable that a loss will occur and the amount of such loss can be reasonably estimated. Based on currently available information, CIT believes that the results of Litigation that is currently pending, taken together, will not have a material adverse effect on the Company’s financial condition, but may be material to the Company’s operating results or cash flows for any particular period, depending in part on its operating results for that period. The actual results of resolving such matters may be substantially higher than the amounts reserved. For more information about pending legal proceedings, including an estimate of certain reasonably possible losses in excess of reserved amounts, see Note 12 — Contingencies of Item 1. Consolidated Financial Statements.

ITEM 1A. Risk Factors

For a discussion of certain risk factors affecting CIT, see Part I, Item 1A: Risk Factors, of CIT’s 2010 Annual Report on Form 10-K and Forward-Looking Statements of this Form 10-Q.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

No purchases of CIT equity securities were made during the 2011 third quarter and there were no such equity securities that may yet be purchased under any repurchase plans or programs.

ITEM 6. Exhibits

(a) Exhibits

3.1	Third Amended and Restated Certificate of Incorporation of the Company, dated December 8, 2009 (incorporated by reference to Exhibit 3.1 to Form 8-K filed December 9, 2009).
3.2	Amended and Restated By-laws of the Company, as amended through December 8, 2009 (incorporated by reference to Exhibit 3.2 to Form 8-K filed December 9, 2009).
4.1	Indenture dated as of December 10, 2009 between CIT Group Inc. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to Form 8-K filed December 16, 2009).
4.2	First Supplemental Indenture dated as of December 10, 2009 among CIT Group Inc., certain Guarantors named therein and Deutsche Bank Trust Company Americas for the issuance of series A second-priority secured notes (incorporated by reference to Exhibit 4.2 to Form 8-K filed December 16, 2009).
4.3	First Amendment to Series A First Supplemental Indenture among CIT, certain Guarantors named therein, and Deutsche Bank Trust Company Americas, dated as of May 31, 2011 (incorporated by reference to Exhibit 4.4 to Form 8-K filed June 20, 2011).
4.4	Indenture dated as of December 10, 2009 between CIT Group Funding Company of Delaware, LLC and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.3 to Form 8-K filed December 16, 2009).
4.5	First Supplemental Indenture dated as of December 10, 2009 among CIT Group Funding Company of Delaware, LLC, CIT Group Inc. and the other Guarantors named therein and Deutsche Bank Trust Company Americas for the issuance of series B second-priority secured notes (incorporated by reference to Exhibit 4.4 to Form 8-K filed December 16, 2009).
4.6	Indenture dated as of January 20, 2006 between CIT Group Inc. and The Bank of New York Mellon (as successor to JPMorgan Chase Bank N.A.) for the issuance of senior debt securities (incorporated by reference to Exhibit 4.3 to Form S-3 filed January 20, 2006).
4.7	First Supplemental Indenture dated as of February 13, 2007 between CIT Group Inc. and The Bank of New York Mellon (as successor to JPMorgan Chase Bank N.A.) for the issuance of senior debt securities (incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 13, 2007).
4.8	Third Supplemental Indenture dated as of October 1, 2009, between CIT Group Inc. and The Bank of New York Mellon (as successor to JPMorgan Chase Bank N.A.) relating to senior debt securities (incorporated by reference to Exhibit 4.4 to Form 8-K filed on October 7, 2009).
4.9	Fourth Supplemental Indenture dated as of October 16, 2009 between CIT Group Inc. and The Bank of New York Mellon (as successor to JPMorgan Chase Bank N.A.) relating to senior debt securities (incorporated by reference to Exhibit 4.1 to Form 8-K filed October 19, 2009).
4.10	Third Amended and Restated Credit and Guaranty Agreement, dated as of August 11, 2010, among CIT Group Inc., certain subsidiaries of CIT Group Inc., the lenders party thereto, Bank of America, N.A., as administrative agent and collateral agent, and Banc of America Securities LLC, Deutsche Bank Securities Inc. and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners, Deutsche Bank Securities Inc. and Morgan Stanley Senior Funding, Inc., as syndication agents, RBC Capital Markets and UBS Securities LLC, as documentation agents, and Blaylock Robert Van, LLC and Castleoak Securities, L.P., as Senior Managing Agents (incorporated by reference to Exhibit A to Exhibit 10.1 to Form 8-K filed August 12, 2010).
4.11	Third Restatement Agreement dated as of August 11, 2010 among CIT Group Inc., certain subsidiaries of CIT Group Inc., Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 12, 2010).

4.12	Framework Agreement, dated July 11, 2008, among ABN AMRO Bank N.V., as arranger, Madeleine Leasing Limited, as initial borrower, CIT Aerospace International, as initial head lessee, and CIT Group Inc., as guarantor, as amended by the Deed of Amendment, dated July 19, 2010, among The Royal Bank of Scotland N.V. (f/k/a ABN AMRO Bank N.V.), as arranger, Madeleine Leasing Limited, as initial borrower, CIT Aerospace International, as initial head lessee, and CIT Group Inc., as guarantor, as supplemented by Letter Agreement No. 1 of 2010, dated July 19, 2010, among The Royal Bank of Scotland N.V., as arranger, CIT Aerospace International, as head lessee, and CIT Group Inc., as guarantor, as amended and supplemented by the Accession Deed, dated July 21, 2010, among The Royal Bank of Scotland N.V., as arranger, Madeleine Leasing Limited, as original borrower, and Jessica Leasing Limited, as acceding party, as supplemented by Letter Agreement No. 2 of 2010, dated July 29, 2010, among The Royal Bank of Scotland N.V., as arranger, CIT Aerospace International, as head lessee, and CIT Group Inc., as guarantor, relating to certain Export Credit Agency sponsored secured financings of aircraft and related assets (incorporated by reference to Exhibit 4.11 to Form 10-K filed March 10, 2011).
4.13	Form of All Parties Agreement among CIT Aerospace International, as head lessee, Madeleine Leasing Limited, as borrower and lessor, CIT Group Inc., as guarantor, various financial institutions, as original ECA lenders, ABN AMRO Bank N.V., Paris Branch, as French national agent, ABN AMRO Bank N.V., Niederlassung Deutschland, as German national agent, ABN AMRO Bank N.V., London Branch, as British national agent, ABN AMRO Bank N.V., London Branch, as ECA facility agent, ABN AMRO Bank N.V., London Branch, as security trustee, and CIT Aerospace International, as servicing agent, relating to certain Export Credit Agency sponsored secured financings of aircraft and related assets during the 2008 and 2009 fiscal years (incorporated by reference to Exhibit 4.12 to Form 10-K filed March 10, 2011).
4.14	Form of ECA Loan Agreement among Madeleine Leasing Limited, as borrower, various financial institutions, as original ECA lenders, ABN AMRO Bank N.V., Paris Branch, as French national agent, ABN AMRO Bank N.V., Niederlassung Deutschland, as German national agent, ABN AMRO Bank N.V., London Branch, as British national agent, ABN AMRO Bank N.V., London Branch, as ECA facility agent, ABN AMRO Bank N.V., London Branch, as security trustee, and CIT Aerospace International, as servicing agent, relating to certain Export Credit Agency sponsored secured financings of aircraft and related assets during the 2008 and 2009 fiscal years (incorporated by reference to Exhibit 4.13 to Form 10-K filed March 10, 2011).
4.15	Form of Aircraft Head Lease between Madeleine Leasing Limited, as lessor, and CIT Aerospace International, as head lessee, relating to certain Export Credit Agency sponsored secured financings of aircraft and related assets during the 2008 and 2009 fiscal years (incorporated by reference to Exhibit 4.14 to Form 10-K filed March 10, 2011).
4.16	Form of Proceeds and Intercreditor Deed among Madeleine Leasing Limited, as borrower and lessor, various financial institutions, ABN AMRO Bank N.V., Paris Branch, as French national agent, ABN AMRO Bank N.V., Niederlassung Deutschland, as German national agent, ABN AMRO Bank N.V., London Branch, as British national agent, ABN AMRO Bank N.V., London Branch, as ECA facility agent, ABN AMRO Bank N.V., London Branch, as security trustee, relating to certain Export Credit Agency sponsored secured financings of aircraft and related assets during the 2008 and 2009 fiscal years (incorporated by reference to Exhibit 4.15 to Form 10-K filed March 10, 2011).
4.17	Form of All Parties Agreement among CIT Aerospace International, as head lessee, Jessica Leasing Limited, as borrower and lessor, CIT Group Inc., as guarantor, various financial institutions, as original ECA lenders, Citibank International plc, as French national agent, Citibank International plc, as German national agent, Citibank International plc, as British national agent, The Royal Bank of Scotland N.V., London Branch, as ECA facility agent, The Royal Bank of Scotland N.V., London Branch, as security trustee, CIT Aerospace International, as servicing agent, and Citibank, N.A., as administrative agent, relating to certain Export Credit Agency sponsored secured financings of aircraft and related assets during the 2010 fiscal year (incorporated by reference to Exhibit 4.16 to Form 10-K filed March 10, 2011).
4.18	Form of ECA Loan Agreement among Jessica Leasing Limited, as borrower, various financial institutions, as original ECA lenders, Citibank International plc, as French national agent, Citibank International plc, as German national agent, Citibank International plc, as British national agent, The Royal Bank of Scotland N.V., London Branch, as ECA facility agent, The Royal Bank of Scotland N.V., London Branch, as security trustee, and Citibank, N.A., as administrative agent, relating to certain Export Credit Agency sponsored secured financings of aircraft and related assets during the 2010 fiscal year (incorporated by reference to Exhibit 4.17 to Form 10-K filed March 10, 2011).
4.19	Form of Aircraft Head Lease between Jessica Leasing Limited, as lessor, and CIT Aerospace International, as head lessee, relating to certain Export Credit Agency sponsored secured financings of aircraft and related assets during the 2010 fiscal year (incorporated by reference to Exhibit 4.18 to Form 10-K filed March 10, 2011).
96

4.20	Form of Proceeds and Intercreditor Deed among Jessica Leasing Limited, as borrower and lessor, various financial institutions, as original ECA lenders, Citibank International plc, as French national agent, Citibank International plc, as German national agent, Citibank International plc, as British national agent, The Royal Bank of Scotland N.V., London Branch, as ECA facility agent, The Royal Bank of Scotland N.V., London Branch, as security trustee, and Citibank, N.A., as administrative agent, relating to certain Export Credit Agency sponsored secured financings of aircraft and related assets during the 2010 fiscal year (incorporated by reference to Exhibit 4.19 to Form 10-K filed March 10, 2011).
4.21	Indenture, dated as of March 30, 2011, between CIT Group Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed March 31, 2011).
4.22	First Supplemental Indenture, dated as of March 30, 2011, between CIT Group Inc., the Guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee (including the Form of 5.250% Note due 2014 and the Form of 6.625% Note due 2018) (incorporated by reference to Exhibit 4.2 to Form 8-K filed March 31, 2011).
4.23	Second Supplemental Indenture among CIT, certain Guarantors named therein and Deutsche Bank Trust Company Americas (as trustee, Series C parent collateral agent, and Series C subsidiary collateral agent), dated as of June 15, 2011 ((incorporated by reference to Exhibit 4.1 to Form 8-K filed June 20, 2011).
4.24	Registration Rights Agreement, dated as of March 30, 2011, among CIT Group Inc., the Guarantors named therein, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc. and J.P. Morgan Securities LLC, as representatives for the initial purchasers named therein (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 31, 2011).
4.25	Registration Rights Agreement, dated as of June 15, 2011, among CIT Group Inc., the Guarantors named therein, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as dealer-manager (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 20, 2011).
4.26	Revolving Credit and Guaranty Agreement, dated as of August 25, 2011 among CIT Group Inc., certain subsidiaries of CIT Group Inc., the lenders party thereto from time to time and Bank of America, N.A., as Administrative Agent, Collateral Agent, and L/C Issuer.
10.1	Form of Separation Agreement by and between Tyco International Ltd. and CIT (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the Registration Statement on Form S-1 filed June 26, 2002).
10.2	Form of Financial Services Cooperation Agreement by and between Tyco International Ltd. and CIT (incorporated by reference to Exhibit 10.3 to Amendment No. 2 to the Registration Statement on Form S-1 filed June 12, 2002).
10.3*	Amended and Restated CIT Group Inc. Long-Term Incentive Plan (as amended and restated effective December 10, 2009) (incorporated by reference to Exhibit 4.1 to Form S-8 filed January 11, 2010).
10.4*	CIT Group Inc. Supplemental Retirement Plan (As Amended and Restated Effective as of January 1, 2008) (incorporated by reference to Exhibit 10.27 to Form 10-Q filed May 12, 2008).
10.5*	CIT Group Inc. Supplemental Savings Plan (As Amended and Restated Effective as of January 1, 2008) (incorporated by reference to Exhibit 10.28 to Form 10-Q filed May 12, 2008).
10.6*	New Executive Retirement Plan of CIT Group Inc. (As Amended and Restated as of January 1, 2008) (incorporated by reference to Exhibit 10.29 to Form 10-Q filed May 12, 2008).
10.7*	Letter Agreement, effective February 8, 2010, between CIT Group Inc. and John A. Thain (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 8, 2010).
10.8*	Form of CIT Group Inc. Three Year Stock Salary Award Agreement, dated February 8, 2010 (incorporated by reference to Exhibit 10.2 to Form 8-K filed February 8, 2010).
10.9*	Form of CIT Group Inc. One Year Stock Salary Award Agreement, dated February 8, 2010 (incorporated by reference to Exhibit 10.3 to Form 8-K filed February 8, 2010).
10.10**	Credit Support Annex, dated June 6, 2008, between CIT Financial Ltd. and Goldman Sachs International related to a $1.5 billion securities based financing facility (incorporated by reference to Exhibit 10.34 to Form 10-Q filed August 11, 2008).
10.11	Order to Cease and Desist, in the matter of CIT Bank, Salt Lake City, Utah, dated July 16, 2009, issued by the Federal Deposit Insurance Corporation (incorporated by reference to Exhibit 10.39 to Form 10-Q filed August 17, 2009).
10.12	Order to Cease and Desist, in the matter of CIT Bank, Salt Lake City, Utah, dated July 16, 2009, issued by the Utah Department of Financial Institutions (incorporated by reference to Exhibit 10.40 to Form 10-Q filed August 17, 2009).
10.13	Written Agreement, dated August 12, 2009, between CIT Group Inc. and the Federal Reserve Bank of New York (incorporated by reference to Exhibit 10.1 of Form 8-K filed August 13, 2009).
10.14**	Second Amended and Restated Confirmation and Amended and Restated ISDA Master Schedule, each dated October 26, 2011, between CIT Financial Ltd. and Goldman Sachs International evidencing a $1.5 billion securities based financing facility (incorporated by reference to Exhibit 10.2 to Form 8-K filed November 1, 2011).
10.15	Form of CIT Group Inc. Two Year Restricted Stock Unit Award Agreement, dated July 29, 2010 (incorporated by reference to Exhibit 10.31 to Form 10-Q filed August 9, 2010).

10.16*	Letter Agreement, dated June 2, 2010, between CIT Group Inc. and Scott T. Parker (incorporated by reference to Exhibit 99.3 to Form 8-K filed July 6, 2010).
10.17	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Unit Retention Award Agreement (incorporated by reference to Exhibit 10.33 to Form 10-Q filed August 9, 2010).
10.18	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.34 to Form 10-Q filed August 9, 2010).
10.19	Form of CIT Group Inc. Long-term Incentive Plan Stock Option Award Agreement (One Year Vesting) (incorporated by reference to Exhibit 10.35 to Form 10-Q filed August 9, 2010).
10.20	Form of CIT Group Inc. Long-term Incentive Plan Stock Option Award Agreement (Three Year Vesting) (incorporated by reference to Exhibit 10.36 to Form 10-Q filed August 9, 2010).
10.21	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Award Agreement (One Year Vesting) (incorporated by reference to Exhibit 10.37 to Form 10-Q filed August 9, 2010).
10.22	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Award Agreement (Three Year Vesting) (incorporated by reference to Exhibit 10.38 to Form 10-Q filed August 9, 2010).
10.23	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Unit Director Award Agreement (Initial Grant) (incorporated by reference to Exhibit 10.39 to Form 10-Q filed August 9, 2010).
10.24	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Unit Director Award Agreement (Annual Grant) (incorporated by reference to Exhibit 10.40 to Form 10-Q filed August 9, 2010).
10.25	Form of Tax Agreement by and between Tyco International Ltd. and CIT (incorporated by reference to Exhibit 10.27 to Amendment No. 2 to the Registration Statement on Form S-1 filed June 12, 2002).
10.26*	Amended and Restated Employment Agreement, dated as of May 7, 2008, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.35 to Form 10-K filed March 2, 2009).
10.27*	Extension of Term of Employment Agreement, dated as of November 24, 2008, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.36 to Form 10-K filed March 2, 2009).
10.28*	Amendment to Employment Agreement, dated December 22, 2008, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.37 to Form 10-K filed March 2, 2009).
10.29*	Extension of Term of Employment Agreement, dated December 21, 2009, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.24 to Form 10-K filed March 16, 2010).
10.30*	Extension of Term of Employment Agreement, dated March 14, 2011, between CIT Group Inc. and C. Jeffrey Knittel.
10.31*	Letter Agreement, dated April 21, 2010, between CIT Group Inc. and Nelson J. Chai.
10.32*	Letter Agreement, dated April 8, 2010, between CIT Group Inc. and Lisa K. Polsky.
10.33	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (with Good Reason).
10.34	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (without Good Reason).
10.35***	Airbus A320 NEO Family Aircraft Purchase Agreement, dated as of July 28, 2011, between Airbus S.A.S. and C.I.T. Leasing Corporation.
10.36**	Confirmation, Credit Support Annex, and ISDA Master Agreement and Schedule, each dated October 26, 2011, between CIT TRS Funding B.V. and Goldman Sachs International evidencing a $625 billion securities based financing facility (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 1, 2011).
31.1	Certification of John A. Thain pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Commission, as promulgated pursuant to Section 13(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Scott T. Parker pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Commission, as promulgated pursuant to Section 13(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1****	Certification of John A. Thain pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2****	Certification of Scott T. Parker pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Senior Intercreditor and Subordination Agreement, dated as of December 10, 2009, among Bank of America, N.A., as First Lien Credit Facility Representative and First Lien Agent, Deutsche Bank Trust Company of America, as Series A Representative and Series A Collateral Agent and as Series B Representative and Series B Collateral Agent, CIT Group Funding Company of Delaware, LLC, as CIT Leasing Secured Party, and CIT Group Inc. and certain of its subsidiaries, as obligors (incorporated by reference to Exhibit 99.1 to Form 8-K/A filed May 13, 2010).
99.2	Junior Intercreditor Agreement, dated as of December 10, 2009, among Deutsche Bank Trust Company of America, as Series A Collateral Agent and as Series B Collateral Agent, CIT Group Funding Company of Delaware, LLC, as CIT Leasing Secured Party, and CIT Group Inc. and certain of its subsidiaries, as obligors (incorporated by reference to Exhibit 99.2 to Form 8-K/A filed May 13, 2010).

101.INS	XBRL Instance Document (Includes the following financial information included in the Company’s Quarterly Report on Form 10- Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.)
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.
**	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission in accordance with an order granting confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.
***	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission in accordance with an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.
****	This information is furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 9, 2011

CIT GROUP INC.

/s/ Scott T. Parker

Scott T. Parker
Executive Vice President and
Chief Financial Officer

/s/ Carol Hayles
Carol Hayles
Senior Vice President and
Controller

