Form 10-Q/A
period 2011-06-30
CIT GROUP INC
filed 2012-02-01
CIK 1171825

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

INTRODUCTORY NOTE

CIT Group Inc. (“CIT”, the “Company”, or “we”) is filing this amendment on Form 10-Q/A in order to file a revised redacted copy of the Airbus A320 NEO Family Aircraft Purchase Agreement, dated as of July 28, 2011, between Airbus S.A.S. and C.I.T. Leasing Corporation (the “Purchase Agreement”) pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission. A redacted version of the Purchase Agreement was originally filed on August 9, 2011 as Exhibit 10.35 to our Form 10-Q for the quarter ended June 30, 2011 pursuant to a request for confidential treatment submitted to the SEC.

There are no other changes to the Form 10-Q for the period ended June 30, 2011.

1

ITEM 6. Exhibits

(a) Exhibits

10.35*	Airbus A320 NEO Family Aircraft Purchase Agreement, dated as of July 28, 2011, between Airbus S.A.S. and C.I.T. Leasing Corporation.

31.1	Certification of John A. Thain pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Commission, as promulgated pursuant to Section 13(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Scott T. Parker pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Commission, as promulgated pursuant to Section 13(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission in accordance with a request for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 31, 2012

CIT GROUP INC.

/s/ Scott T. Parker
Scott T. Parker
Executive Vice President and
Chief Financial Officer

/s/ Carol Hayles
Carol Hayles
Senior Vice President and
Controller