Form 10-K
period 2011-12-31
CIT GROUP INC
filed 2012-02-29
CIK 1171825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2011	or	| | Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-31369

CIT GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-1051192 (IRS Employer Identification No.)

11 West 42nd Street, New York, New York (Address of Registrant’s principal executive offices)	10036 (Zip Code)

(212) 461-5200 Registrant’s telephone number including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $0.01 per share	Name of each exchange on which registered New York Stock Exchange

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

At February 17, 2012, there were 200,810,014 shares of CIT’s common stock, par value $0.01 per share, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |  | No |X|

The aggregate market value of voting common stock held by non-affiliates of the registrant, based on the New York Stock Exchange Composite Transaction closing price of Common Stock ($44.26 per share, 200,342,235 shares of common stock outstanding), which occurred on June 30, 2011, was $8,867,147,321. For purposes of this computation, all officers and directors of the registrant are deemed to be affiliates. Such determination shall not be deemed an admission that such officers and directors are, in fact, affiliates of the registrant.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |X| No |  |

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III hereof to the extent described herein.

CIT ANNUAL REPORT 2011    1

Table of Contents

2    CIT ANNUAL REPORT 2011

PART ONE

Item 1. Business Overview

BUSINESS DESCRIPTION

Founded in 1908, CIT Group Inc., a Delaware Corporation, is a bank holding company that, together with its subsidiaries (collectively “we,” “CIT” or the “Company”), provides primarily commercial financing and leasing products and other services to small and middle market businesses across a wide variety of industries. CIT became a bank holding company (BHC) in December 2008, and is regulated by the Board of Governors of the Federal Reserve System (FRS) and the Federal Reserve Bank of New York (FRBNY) under the U.S. Bank Holding Company Act of 1956 (BHC Act). CIT Bank, a wholly-owned subsidiary, is a state chartered bank located in Salt Lake City, Utah, that offers commercial financing and leasing products and other services and on-line banking products, such as certificates of deposits (“CDs”).

CIT operates principally in North America, with locations in Europe, Latin America and Asia. Our businesses focus mainly on commercial clients with a particular emphasis on small business and middle-market companies. We provide financing and leasing products to our clients and customers in over 30 industries, including transportation, particularly aerospace and rail, manufacturing and retail, in over 20 countries. We funded $7.8 billion of new business volume during 2011 and have $34.2 billion of financing and leasing assets at December 31, 2011.

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
Acquisition and expansion financing
Letters of credit / trade acceptances
Debtor-in-possession / turnaround financing
CIT Bank – Certificate of Deposit – Achiever, Jumbo, and Term

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

Our primary bank subsidiary is CIT Bank, a state chartered bank located in Salt Lake City, Utah. CIT Bank is subject to regulation and examination by the Federal Deposit Insurance Corporation (FDIC) and the Utah Department of Financial Institutions (UDFI). Though non-bank subsidiaries, both in the U.S. and abroad, currently own the majority of the Company’s assets, as of December 31, 2011, the majority of new U.S. business volume in Corporate Finance and Vendor Finance and selected new U.S. business volume in Transportation Finance was being originated in CIT Bank.

CIT ANNUAL REPORT 2011    3

BUSINESS SEGMENTS

CIT meets customer financing requirements through five business segments.

SEGMENT	MARKET AND SERVICES

Corporate Finance	Lending, leasing and other financial and advisory services to principally small and middle-market companies across select industries.
Transportation Finance	Large ticket equipment leases and other secured financing to companies in aerospace, rail, and defense industries.
Trade Finance	Factoring, receivables management products and secured financing to retail supply chain companies.
Vendor Finance	Partners with manufacturers and distributors to deliver financing and leasing solutions to end-user customers globally.
Consumer	Consumer loan portfolios, which are in run-off and are primarily comprised of government-guaranteed student loans.

Item 1:  Business Overview

4    CIT ANNUAL REPORT 2011

CORPORATE FINANCE

Corporate Finance provides a large range of financing and advisory services to small and medium size companies in the U.S. and Canada and has a specialized lending unit focused on financial sponsors in Europe. Corporate Finance core products include asset-based and cash flow lending, fee-based advisory products (e.g., financial advisory, M&A) for middle-market customers, equipment leasing and financing, commercial real estate financing, as well as Small Business Administration (“SBA”) 7(a) and 504 loans.

Corporate Finance offers a product suite primarily composed of senior loans, including revolving lines of credit secured by accounts receivables and inventories, term loans based on operating cash flow and enterprise valuation, equipment leasing and financing secured by commercial equipment, real estate financing secured by commercial real estate, and government guaranteed loans (such as SBA loans). Our clients use loan proceeds to fund working capital, asset growth, acquisitions and debt restructurings, commercial real estate, and in the case of SBA loans, owner-occupied real estate.

Risks associated with secured financings relate to the ability of the borrower to repay its loan and the value of the collateral underlying the loan should the borrower default on its payments. Risks associated with cash flow loans relate to the collectability of the loan should there be a decline in the credit worthiness of the client. In our Small Business Lending (“SBL”) business, the collateral consists in most instances of real estate. If it was determined that an SBA loan was not underwritten or serviced correctly, the guaranty of the SBA would not be honored.

Middle Market Lending

Corporate Finance’s middle-market lending business provides financing to customers in a wide range of industries (including Commercial & Industrial, Communications, Media & Entertainment, Healthcare, and Energy:

-	Commercial & Industrial industries include wholesale trade (both durable and non-durable goods), business services, miscellaneous retail, chemicals and allied products, food and kindred products and numerous other industries.

-	Communications, Media, & Entertainment industries include broadcast, cable, entertainment, gaming, sports franchise, telephony, wireless and tower, and other related industries.

-	Healthcare industries include skilled nursing facilities, home health and hospice companies, acute care hospitals, dialysis companies and outpatient services, among others.

-	Energy industries include conventional and renewable power generation, coal mining, and oil and gas production, and financing is provided to other related energy service providers and manufacturers.

Commercial Real Estate Finance (“REF”)

REF provides senior secured commercial real estate loans. REF focuses on cash flowing investment loans and originates construction loans to highly experienced and well capitalized developers.

Small Business Lending

SBL originates and services SBA and conventional loans for commercial real estate financing, construction, business acquisition and business succession financing. SBL is a “Preferred Lender” in the SBA programs due to our strong corporate financing record with authority over loan approvals, closings, servicing and liquidations. SBL earns fees for servicing third party assets. Small business lending activities are principally focused on the U.S. market.

TRANSPORTATION FINANCE

Transportation Finance is a leading provider of aircraft and railcar leasing and financing solutions to operators and suppliers in the global aviation and North American rail car industries. The segment operates through two business units, CIT Aerospace (“Aerospace”) and CIT Rail (“Rail”).

We have achieved a leadership position in the aviation and rail markets by leveraging our core strengths in technical asset management, customer relationship management, credit analysis, deep industry expertise, and information sharing and cross-selling with our other business units. This segment has seasoned management teams servicing the aerospace and rail industries, and in the case of aerospace, has built a global presence with operations in the U.S., Canada, Europe and Asia. We have extensive experience in managing equipment over its full life cycle, including purchasing new equipment, estimating residual values and remarketing by re-leasing or selling equipment.

The primary risks associated with loans and finance leases relates to the ability of the borrower to repay its loan and the Company’s ability to realize the value of the collateral underlying the loan should the borrower default on its payments. For operating leases, the primary risk relates to the Company’s ability to recover the asset value. Risks associated with cash flow loans relate to the collectability of the loans should there be a decline in the credit worthiness of the client.

Aerospace

Commercial Air provides aircraft leasing and lending, asset management, aircraft valuation and advisory services. The unit’s primary clients include major and regional airlines around the world. Offices are located in the U.S., Europe and Asia. As of December 31, 2011, our commercial aerospace financing and leasing portfolio consists of over 300 aircraft with a weighted average age of 5 years, which are placed with about 100 clients.

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

CIT ANNUAL REPORT 2011    5

Our operating lease fleet consists of approximately 100,000 rail cars, including covered hopper cars used to ship grain and agricultural products, plastic pellets and cement, gondola cars for coal, steel coil and mill service, open hopper cars for coal and aggregates, center beam flat cars for lumber, boxcars for paper and auto parts, tank cars, and approximately 400 locomotives.

See “Concentrations” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 19 — Commitments of Item 8. Financial Statements and Supplementary Data for further discussion of our aerospace and rail portfolios.

TRADE FINANCE

Trade Finance provides factoring, receivable management products and secured financing to businesses that operate in several industries, including apparel, textile, furniture, home furnishings and consumer electronics. Although primarily U.S.-based, Trade Finance also conducts business with clients and their customers internationally. Revenue is principally generated from commissions earned on factoring and related activities, interest on loans and other fees for services rendered.

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

VENDOR FINANCE

Vendor Finance is a global leader in developing business solutions for small businesses and middle market companies, providing equipment financing and value added services. Working with manufacturers, distributors and product resellers across all industries, we develop financing programs and financial solutions tailored to the customer’s needs that can enable increased sales.

We provide customer-centric program structures ranging from highly structured (joint ventures, virtual joint ventures) to referral programs. A key part of these partnership programs is integrating with the go-to-market strategy of our vendor partners and leveraging the vendor partners’ sales process, thereby maximizing efficiency and effectiveness.

These alliances allow our partners to focus on core competencies, reduce capital needs and drive incremental sales volume. We offer our partners (1) financing to end-user customers for purchase or lease of products, (2) enhanced sales tools such as asset management services, loan processing and real-time credit adjudication, and (3) a single point of contact in regional servicing hubs to facilitate global sales.

Vendor Finance end-user customers are diverse, ranging from sole proprietors to multi-national corporations, but we are largely focused on small and middle market customers in all industries acquiring office, technology, telecommunications, medical and other essential use equipment.

Vendor Finance (both U.S. and International) offers in-country origination and regional servicing centers around the globe, industry and geographic expertise, and dedicated sales and credit teams. Our products include standard and customized financial solutions that meet vendor partner and end-user customer requirements, including asset-backed loans, finance leases and usage-based programs to the customers of its vendor relationships and other customers. For loans, the risk relates to the ability of the borrower to repay its loan and the value of the collateral underlying the loans should the borrower default on its payments, and for operating leases and finance leases the risk relates to estimated residual value, the ability of the customer to make the lease payments when due, and the on-going asset value.

CONSUMER

Our Consumer segment consists of U.S. government-guaranteed student loans, currently in run-off. We ceased offering private student loans during 2007 and government-guaranteed student loans in 2008. CIT’s risk relates mainly to the ability of the borrower to repay its loan and is primarily limited to the portion, generally 2%–3%, that is not guaranteed by the U.S. government. Government-guaranteed loans are also subject to repurchase if the guarantor pays CIT on a claim for loss on the loan because the borrower has filed for bankruptcy, but the loan is not discharged in the bankruptcy proceeding or if, after the guarantor pays CIT on a claim for loss on the loan for any reason, it is discovered that CIT committed a violation of applicable law or regulations with respect to the loan.

Item 1:  Business Overview

6    CIT ANNUAL REPORT 2011

See “Concentrations” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of our student lending portfolios.

CORPORATE AND OTHER

Certain items are not allocated to operating segments and are included in Corporate and Other. For 2011, Corporate and Other includes the gain/loss on debt extinguishments, cash liquidity in excess of the amount required by the business units that management determines is prudent for the overall company and prepayment penalties associated with debt repayments. In addition, we refined our capital and interest allocation methodologies for our segments in 2011. Management considered these to be changes in estimations to better refine segment profitability for users of the financial information on a go forward basis. The Company did not conform prior periods, but has included certain 2010 data in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data (Note 23 — Business Segment Information) to assist in the year over year comparability.

For 2010, Corporate and Other included: (1) some mark-to-market adjustments on non-qualifying derivatives; (2) restructuring charges for severance and facilities exit activities; and (3) certain tax provisions and benefits.

For 2009, Corporate and Other included: (1) certain funding and liquidity costs, as segment results reflect debt transfer pricing that matched assets (as of the origination date) with liabilities from an interest rate and maturity perspective; (2) a portion of credit loss provisioning in excess of amounts recorded in the segments, primarily reflecting our qualitative determination of estimation risk; (3) dividends that were paid on preferred securities (now cancelled), as segment risk adjusted returns were based on the allocation of common equity; and (4) reorganization adjustments largely related to debt relief in bankruptcy.

Financial information about our segments is located in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data (Note 23 — Business Segment Information).

CIT BANK

CIT Bank is a state chartered bank located in Salt Lake City, Utah. It is subject to regulation and examination by the FDIC and the UDFI. CIT Bank raises deposits to fund its lending activities by issuing certificates of deposit (“CDs”), primarily through broker channels and its online bank. Assets primarily include bank-originated commercial loans and operating leases and liquidating government-guaranteed student loans. For the purpose of reporting CIT’s consolidated balance sheet and segment information, assets and liabilities that are recorded in the Bank are included in the applicable segment. The commercial loans originated by the Bank are reported in the respective commercial segments, Corporate Finance, Transportation Finance, Trade Finance and Vendor Finance, while the student loans transferred to the Bank are reported in the Consumer segment.

CIT Bank continued to expand its business activities. In July 2011 the U.S. Vendor Finance platform transferred into CIT Bank, complementing the Bank’s existing Corporate Finance middle-market lending activities and its small business lending activities, which were transferred during the 2011 first quarter. New business volume is originated in CIT Bank, while the Bank services the pre-existing portfolio, which was not part of the transfers. In October, CIT Bank launched an online bank that currently offers a range of FDIC-insured CDs (www.bankoncit.com).

2009 RESTRUCTURING

On November 1, 2009, the parent company (CIT Group Inc.) and one non-operating subsidiary, CIT Group Funding Company of Delaware LLC (“Delaware Funding”), filed prepackaged voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of New York. This bankruptcy filing was due to numerous factors, including: failure to realize some of the benefits of becoming a BHC, accelerating client credit line draw activity, deteriorating portfolio performance and debt rating downgrades, which in combination exacerbated our already strained liquidity situation. CIT emerged from bankruptcy on December 10, 2009, pursuant to the Modified Second Amended Prepackaged Reorganization Plan of CIT Group Inc. and CIT Funding of Delaware, LLC, dated December 7, 2009 (the “Plan of Reorganization”), which was confirmed by the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) on December 8, 2009 and attached to a Current Report on Form 8-K filed December 9, 2009. Neither the Plan of Reorganization nor any other documents filed with the Bankruptcy Court are incorporated by reference into this Form 10-K and such documents should not be considered or relied on in making any investment decisions involving our common stock or other securities.

The information contained in this annual report about CIT following our emergence from bankruptcy, including the financial statements and other information for the years ended December 31, 2011 and 2010, which reflect the impact of fresh start accounting adjustments, is not necessarily comparable with information provided for prior periods. Further discussion of these events and resultant financial statement impacts are located in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Introduction) and Item 8. Financial Statements and Supplementary Data (Notes 1 and 26).

CIT ANNUAL REPORT 2011    7

EMPLOYEES

CIT employed 3,526 people at December 31, 2011, of which 2,602 were employed in the U.S. and 924 outside the U.S.

COMPETITION

Our markets are competitive, based on factors that vary with product, customer, and geographic region. Our competitors include global and domestic commercial and investment banks, regional and community banks, captive finance companies, and leasing companies. In most of our business segments, we have a few large competitors with significant penetration and many smaller niche competitors.

Many of our competitors are large companies with substantial financial, technological, and marketing resources. Our customer value proposition is primarily based on financing terms, structure, client service and price. From time to time, due to highly competitive markets, we may (i) lose market share if we are unwilling to match product structure, pricing, or terms of our competitors that do not meet our credit standards or return requirements or (ii) receive lower returns or incur higher credit losses if we match our competitors’ product structure, pricing, or terms.

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

As a result, we tend not to compete on price, but rather on industry experience, asset and equipment knowledge, and customer service. The regulatory environment in which we and/or our customers operate also affects our competitive position.

REGULATION

Federal and state banking laws, regulations and policies extensively regulate us and CIT Bank. Such laws and regulations are intended primarily for the protection of depositors, customers and the federal deposit insurance funds, as well as to minimize systemic risk, and not for the protection of our shareholders or non-depository creditors. Bank regulatory agencies have broad examination and enforcement power over bank holding companies (BHCs) and their subsidiaries, including the power to impose substantial fines, limit dividends, restrict operations and acquisitions and require divestitures. BHCs and banks, as well as subsidiaries of both, are prohibited by law from engaging in practices that the relevant regulatory authority deems unsafe or unsound. CIT Group Inc. is a BHC subject to regulation and examination by the Board of Governors of the Federal Reserve System (FRB) and the Federal Reserve Bank of New York (FRBNY) under the Bank Holding Company Act (BHC Act). Under the system of “functional regulation” established under the BHC Act, the FRB supervises CIT, including all of its non-bank subsidiaries, as an “umbrella regulator” of the consolidated organization. CIT Bank is chartered as a state bank by the UDFI. CIT Group Inc.’s principal regulator is the FRB and CIT Bank’s principal regulators are the FDIC and the UDFI.

Certain of our subsidiaries are subject to regulation by other governmental agencies. Student Loan Xpress, Inc., a Delaware corporation, conducts its business through various third party banks authorized by the Department of Education, including Fifth Third Bank, Manufacturers and Traders Trust Company, and The Bank of New York Mellon, as eligible lender trustees. CIT Small Business Lending Corporation, a Delaware corporation, is licensed by and subject to regulation and examination by the U.S. Small Business Administration. CIT Capital Securities L.L.C., a Delaware limited liability company, is a broker-dealer licensed by the Financial Industry Regulatory Authority (FINRA), and is subject to regulation by FINRA and the Securities and Exchange Commission (SEC).

Our insurance operations are primarily conducted through The Equipment Insurance Company, a Vermont corporation; CIT Insurance Agency, Inc., a Delaware corporation; and Equipment Protection Services (Europe) Limited, an Irish company. Each company is licensed to enter into insurance contracts and is subject to regulation and examination by insurance regulators. We have various other banking corporations in Brazil, France, Italy, and Sweden, each of which is subject to regulation and examination by banking and securities regulators. CIT Bank Limited, an English corporation, is licensed as a bank and broker-dealer and is subject to regulation and examination by the Financial Services Authority of the United Kingdom.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) was signed into law. The Dodd-Frank Act makes extensive changes to the regulatory structure and environment affecting banks and bank holding companies, non-bank financial companies, broker dealers, and investment advisory and management firms. The Dodd-Frank Act requires extensive rulemaking by various regulatory agencies and will take several years to be fully implemented. See “Dodd-Frank Act” below.

Item 1:  Business Overview

8    CIT ANNUAL REPORT 2011

Cease and Desist Orders and Written Agreement

On July 16, 2009, the FDIC and UDFI each issued a Cease and Desist Order to CIT Bank (together, the Orders) in connection with the diminished liquidity of Predecessor CIT. CIT Bank, without admitting or denying any allegations made by the FDIC and UDFI, consented and agreed to the issuance of the Orders. The Orders directed CIT Bank to take certain affirmative actions, including ensuring that it did not allow any “extension of credit” to CIT or any other affiliate of CIT Bank or engage in any “covered transaction,” declare or pay any dividends or other payments representing reductions in capital, or increase the amount of “brokered deposits” above the $5.527 billion outstanding at July 16, 2009, without the prior written consent of the FDIC and the UDFI. CIT Bank received notice on April 14, 2011 from the FDIC and on April 18, 2011 from the UDFI that the Orders were terminated. The termination of the Orders did not have any significant impact on CIT Bank’s business or operations.

On August 12, 2009, CIT entered into a Written Agreement with the FRBNY. The Written Agreement requires regular reporting to the FRBNY, the submission of plans related to corporate governance, credit risk management, capital, liquidity and funds management, the Company’s business and the review and revision, as appropriate, of the Company’s consolidated allowances for loan and lease losses methodology. CIT must obtain prior written approval by the FRBNY for payment of dividends and distributions, incurrence of debt, other than in the ordinary course of business, and the purchase or redemption of stock. The Written Agreement also requires CIT to notify the FRBNY prior to the appointment of new directors or senior executive officers, and places restrictions on indemnification and severance payments.

Pursuant to the requirements of the Written Agreement, CIT has increased its staffing of critical senior control functions, including corporate risk management, regulatory reporting, compliance, and internal audit. CIT also continues to refine and improve its credit evaluation processes and procedures, the calculation of its allowance for loan and lease losses, and its credit reporting to senior management and the Board of Directors, including providing additional training to credit officers. Under its capital and liquidity plans, CIT has retained significant cash balances to manage short term funding risk, continues to modify its debt structure to develop more diverse market access, and has enhanced its capital allocation model and stress tests to better monitor its capital requirements. While the significant cash balances carried for liquidity purposes has depressed CIT’s net interest margin, the primary impact of the Written Agreement on CIT’s financial results has been to increase expense levels as a result of additional hiring in control functions and additional expenditures on consultants and systems and technology most of which would have been incurred in any event.

Pursuant to the Written Agreement, the Board of Directors appointed a Special Compliance Committee of the Board to monitor and coordinate compliance with the Written Agreement. We provide periodic reports to the FRBNY on our progress in fulfilling the requirement of the Written Agreement. At year-end 2011, management believes it has made substantial progress in satisfying the requirements of the Written Agreement and continues to communicate closely with the FRBNY, which is in the process of reviewing and validating the remaining open items.

Banking Supervision and Regulation

We and our wholly-owned banking subsidiary, CIT Bank, are highly regulated at the federal and state levels. As a BHC, the BHC Act sets certain limitations on our activities, transactions with affiliates, and payment of dividends and sets certain standards for capital and liquidity, safety and soundness, and incentive compensation, among other matters.

The Dodd-Frank Act

The Dodd-Frank Act significantly restructures the financial regulatory regime in the United States, including through the creation of a new systemic risk oversight body, the Financial Stability Oversight Council (FSOC). The Dodd-Frank Act directs the FSOC to make recommendations to the FRB as to supervisory requirements and prudential standards applicable to systemically important financial institutions, including capital, leverage, liquidity and risk-management requirements. The Dodd-Frank Act mandates that the requirements applicable to systemically important financial institutions be more stringent than those applicable to other financial companies.

In addition to the framework for systemic risk oversight implemented through the FSOC, the Dodd-Frank Act broadly affects the financial services industry by creating a resolution authority, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies, and through numerous other provisions aimed at strengthening the sound operation of the financial services sector. Many of the Dodd-Frank Act’s provisions could affect our ability to conduct our business, particularly with respect to the cost of capital. In addition to the effects noted below, some of the effects of the Dodd-Frank Act on our business include the:

-	Establishment of a consumer financial protection bureau with broad authority to implement new consumer protection regulations and to examine and enforce compliance with federal consumer laws;

-	Establishment of new derivatives standards to require greater transparency in over-the-counter derivatives markets and prohibiting insured depository institutions from conducting significant swaps-related activities;

-	Requirement that any firm that organizes or initiates an asset-backed security transaction must retain a portion of the credit risk;

-	Requirement that the SEC, the FRB, and other agencies jointly issue rules requiring enhanced reporting and regulation of incentive-based compensation structures at regulated entities, including BHCs, banks, registered broker-dealers, and registered investment advisors;

-	Requirement that shareholders be permitted to cast (i) a non-binding vote on the Company’s executive compensation at least once every three years and (ii) a non-binding vote on all compensation paid or payable to named executive officers related to any merger, acquisition or major asset sale in any proxy statement filed in connection with such transactions; and

-	Requirement that the SEC issue rules requiring companies to develop claw-back policies to recoup all incentive based compensation paid to current or former executives during the three years in which a restatement is required when a company must restate its financial statements due to material noncompliance with any financial reporting requirement.

CIT ANNUAL REPORT 2011    9

The Dodd-Frank Act also requires the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds), with implementation starting as early as July 2012. The statutory provision is commonly called the “Volcker Rule”. In October 2011, federal regulators proposed rules to implement the Volcker Rule that included an extensive request for comments on the proposal, which were due by February 13, 2012. The proposed rules are highly complex, and many aspects of their application remain uncertain. Based on the proposed rules, CIT does not currently anticipate that the Volcker Rule will have a material effect on the operations of CIT and its subsidiaries. CIT would incur costs if it is required to adopt additional policies and systems to ensure compliance with the Volcker Rule. Until a final rule is adopted, the precise financial impact of the rule on CIT, its customers or the financial industry more generally, cannot be determined.

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

Bank Holding Company Activities

In general the BHC Act limits the business of bank holding companies that are not financial holding companies to banking, managing or controlling banks, performing servicing activities for subsidiaries, and engaging in activities that the FRB has determined, by order or regulation, are so closely related to banking as to be a proper incident thereto. Our activities generally conform to the requirements of the BHC Act. However, upon becoming a BHC, we were required to conform or divest a limited number of our activities and assets, comprised primarily of equity investments and certain real estate investment activities. We disposed of, or conformed to BHC Act requirements, all but one of our non-conforming equity investments, and the FRB granted us an extension of the period to conform or dispose of the remaining investment, which is subject to a contract of sale, to March 31, 2012.

Capital Requirements

As a BHC, CIT is subject to consolidated regulatory capital requirements administered by the FRB. CIT Bank is subject to similar capital requirements administered by the FDIC. The current risk-based capital guidelines applicable to CIT are based upon the 1988 capital accord (Basel I) of the Basel Committee on Banking Supervision (the Basel Committee). The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply.

Basel I Requirements. We compute and report our risk-based capital ratios in accordance with the requirements set by the U.S. banking agencies based upon Basel I. As applicable to CIT Group, Tier 1 capital generally includes common shareholders’ equity, retained earnings, and minority interests in equity accounts of consolidated subsidiaries, less the effect of certain items in accumulated other comprehensive income, goodwill and intangible assets, one-half of the investment in unconsolidated subsidiaries and other adjustments. Under currently applicable guidelines, it also includes qualifying non-cumulative perpetual preferred stock, a limited amount of trust preferred securities, and cumulative perpetual preferred stock, none of which CIT currently has outstanding. Tier 2 capital consists of the allowance for credit losses up to 1.25 percent of risk-weighted assets less one-half of the investment in unconsolidated subsidiaries and other adjustments. In addition, Tier 2 Capital includes perpetual preferred stock not qualifying as Tier 1 capital, qualifying mandatory convertible debt securities, and qualifying subordinated debt, none of which CIT currently has outstanding. The sum of Tier 1 and Tier 2 capital represents our qualifying Total Regulatory Capital. Under the capital guidelines of the FRB, assets and certain off-balance sheet commitments and obligations, which are assigned asset equivalent weightings, are divided into risk categories, each of which is assigned a risk weighting ranging from 0% (e.g. for U.S. Treasury Bonds) to 100%. The Dodd-Frank Act applies the same leverage and risk-based capital requirements that apply to insured depository institutions to BHCs such as CIT, which, among other things, will preclude CIT going forward from including in Tier 1 capital trust preferred securities or cumulative preferred stock, if any, issued on or after May 19, 2010. CIT has no such trust preferred securities or cumulative preferred stock outstanding.

CIT, like other BHCs, currently is required to maintain Tier 1 capital and “total capital” (the sum of Tier 1 and Tier 2 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance sheet items, such as letters of credit). CIT Bank, like other depository institutions, is required to maintain equivalent capital levels under capital adequacy guidelines. In addition, for a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and total capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively.

We have committed to the FRB to maintain a total capital ratio of 13%. The Tier 1 and total capital ratios at December 31, 2011 were 18.8% and 19.7%, respectively. The calculation of regulatory capital ratios is subject to review and consultation with the FRB, which may result in refinements to estimated amounts.

Leverage Requirements. BHCs and banks are also required to comply with minimum Tier 1 Leverage ratio requirements. The Tier 1 Leverage ratio is the ratio of a banking organization’s Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). BHCs and FDIC-supervised banks that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk are required to maintain a minimum Tier 1

Item 1:  Business Overview

10    CIT ANNUAL REPORT 2011

Leverage Ratio of 3.0%. All other BHCs and FDIC-supervised banks are required to maintain a minimum Tier 1 Leverage ratio of 4.0%, unless a different minimum is specified by an appropriate regulatory authority. In addition, for a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 Leverage ratio must be at least 5.0%.

CIT is not subject to an FRB directive to maintain a higher Tier 1 Leverage ratio. In connection with the FDIC’s approval in December 2008 of CIT Bank’s conversion from a Utah industrial bank to a Utah state bank, CIT Bank committed to maintain a Tier 1 Leverage Ratio of at least 15% for at least three years after conversion. At December 31, 2011, CIT Bank’s Tier 1 leverage ratio was 24.7%.

Basel II Requirements. In 2004, the Basel Committee published a new capital accord (Basel II) to replace Basel I. Basel II provides three approaches for setting capital standards for credit risk — foundation and advanced internal ratings-based approaches tailored to individual institutions’ circumstances and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines. Basel II also sets capital requirements for operational risk and refines the existing capital requirements for market risk exposures.

The definitive final rule for implementing the advanced approaches of Basel II in the United States is based on Basel II’s advanced internal ratings based approach and applies only to certain large or internationally active banking organizations, or “core banks” — defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more. Other U.S. banking organizations can elect to adopt the requirements of this rule (if they meet applicable qualification requirements), but they are not required to apply them. The rule also allows a banking organization’s primary federal supervisor to determine that the application of the rule would not be appropriate in light of the bank’s asset size, level of complexity, risk profile or scope of operations. We do not meet the thresholds to be a “core bank” and are not required to comply with the advanced approaches of Basel II. In July 2008, the agencies issued a proposed rule that would give banking organizations that do not use the advanced approaches the option to implement a new risk-based capital framework which would adopt the standardized approach of Basel II for credit risk, the basic indicator approach of Basel II for operational risk, and related disclosure requirements. While this proposed rule generally parallels the relevant approaches under Basel II, it diverges where United States markets have unique characteristics and risk profiles. Comments on the proposed rule were due to the agencies by October 2008, but a definitive final rule has not been issued.

As required by the Dodd-Frank Act, in June 2011, the FRB, the Office of the Comptroller of the Currency (OCC), and the FDIC adopted regulations imposing a continuing “floor” of the Basel I-based capital requirements in cases where the Basel II-based capital requirements and any changes in capital regulations resulting from Basel III (see below) otherwise would permit lower requirements.

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

The Basel III final framework provides that its implementation will commence January 1, 2013. On that date, banking institutions will be required to meet the following minimum capital ratios:

-	3.5% CET1 to risk-weighted assets.

-	4.5% Tier 1 capital to risk-weighted assets.

-	8.0% Total capital to risk-weighted assets.

The Basel III final framework provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights,

CIT ANNUAL REPORT 2011    11

deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

The Basel III final framework provides that implementation of the deductions and other adjustments to CET1 will begin on January 1, 2014 and will be phased-in over a five-year period (20% per year). It also provides that the implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

The U.S. banking agencies have indicated informally that they expect to propose regulations implementing Basel III in the first half of 2012. Accordingly, the schedule for implementation in the United States may not align with the implementation schedule provided for in the Basel III final framework. In addition to Basel III, Dodd-Frank requires or permits the federal banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the regulations ultimately applicable to CIT and CIT Bank may be substantially different from the Basel III final framework as published in December 2010.

Liquidity Requirements

Historically, regulation and monitoring of bank and BHC liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III final framework requires banks and BHCs to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward will be required by regulation. One test, referred to as the liquidity coverage ratio (LCR), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other, referred to as the net stable funding ratio (NSFR), is designed to promote more medium-and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements may create an incentive for banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. The Basel III liquidity framework contemplates that the LCR will be subject to an observation period continuing through mid-2013 and, subject to any revisions resulting from the analyses conducted and data collected during the observation period, implemented as a minimum standard on January 1, 2015. Similarly, it contemplates that the NSFR will be subject to an observation period through mid-2016 and, subject to any revisions resulting from the analyses conducted and data collected during the observation period, implemented as a minimum standard by January 1, 2018. These new standards are subject to further rulemaking and their terms may well change before implementation.

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), among other things, establishes five capital categories for FDIC-insured banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A depository institution is deemed to be “well capitalized,” the highest category, if it has a total capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater and a Tier 1 leverage ratio of 5% or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure. CIT Bank’s capital ratios were all in excess of minimum guidelines for well capitalized at December 31, 2011 and 2010. Neither CIT nor CIT Bank is subject to any order or written agreement regarding any capital requirements, but each has committed to its principal regulator to maintain certain capital ratios above the minimum requirement, as described above under “Capital Requirements — Basel I Requirements” and “Leverage Requirements.”

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

Heightened Prudential Requirements for Large Bank Holding Companies

The Dodd-Frank Act imposes heightened prudential requirements on, among others, BHCs with at least $50 billion in total consolidated assets, based on the average of total consolidated assets for the last four quarters, and requires the FRB to establish prudential standards for those large BHCs that are more stringent than those applicable to other BHCs. In December 2011, the FRB issued for public comment a notice of proposed rulemaking establishing enhanced prudential standards responsive to these provisions for risk-based capital requirements and leverage limits, liquidity requirements, risk-management requirements, stress testing, concentration limits, and a debt-to-equity limit for certain companies that the FSOC has determined pose a grave threat to

Item 1:  Business Overview

12    CIT ANNUAL REPORT 2011

financial stability. The FRB has discretionary authority to establish additional prudential standards, on its own or at the FSOC’s recommendation, regarding contingent capital, enhanced public disclosures, short-term debt limits, and otherwise as it deems appropriate.

Most of the proposed rules will not apply to CIT for so long as its total consolidated assets remain below $50 billion. However, if organic growth or growth through acquisitions causes CIT to have total consolidated assets of $50 billion or more, these rules will apply. Two aspects of the proposed rules — requirements for annual stress testing of capital under one base and two stress scenarios and certain corporate governance provisions requiring, among other things, that each BHC establish a risk committee of its board of directors and that that committee include a “risk expert” — apply to BHCs with total consolidated assets of $10 billion or more, including CIT.

Acquisitions

Federal and state laws impose notice and approval requirements for mergers and acquisitions involving depository institutions or BHCs. The BHC Act requires the prior approval of the FRB for the direct or indirect acquisition by a BHC of more than 5% of any class of voting shares or all or substantially all of the assets of a commercial bank, savings and loan association, or BHC. In reviewing bank acquisition and merger applications, the bank regulatory authorities will consider among other things, the competitive effect of the transaction, financial and managerial issues including the capital position of the combined organization, convenience and needs factors, including the applicant’s record under the Community Reinvestment Act of 1977 (CRA) and the effectiveness of the subject organizations in combating money laundering activities. In addition, other acquisitions by CIT may be subject to informal notice and approval by the FRB or other regulatory authorities.

Dividends

CIT Group Inc. is a legal entity separate and distinct from CIT Bank and other subsidiaries. CIT Group Inc., parent of CIT Bank and other subsidiaries, provides a significant amount of funding to its subsidiaries, which is generally recorded as intercompany loans. Most of CIT Group Inc.’s cash flow is comprised of dividends from its subsidiaries and interest on intercompany loans to its subsidiaries.

Under the terms of the Written Agreement, CIT cannot declare or pay dividends on common stock without the prior written consent of the FRBNY and the Director of the Division of Banking Supervision of the FRB.

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

Utah state law imposes limitations on the payment of dividends by CIT Bank. A Utah state bank may declare a dividend out of the net profits of the bank, after providing for all expenses, losses, interest, and taxes accrued or due from the bank.

It is the policy of the FRB that a BHC generally only pay dividends on common stock out of net income available to common shareholders over the past year and only if the prospective rate of earnings retention appears consistent with capital needs, asset quality, and overall financial condition. In the current financial and economic environment, the FRB indicated that BHCs should not maintain high dividend pay-out ratios unless both asset quality and capital are very strong. A BHC should not maintain a dividend level that places undue pressure on the capital of bank subsidiaries, or that may undermine the BHC’s ability to serve as a source of strength.

Under rules adopted by the FRB in November 2011, known as the Comprehensive Capital Analysis and Review (CCAR) Rules, BHCs with $50 billion or more of total consolidated assets are required to submit annual capital plans to the FRB and generally may pay dividends and repurchase stock only under a capital plan as to which the FRB has not objected. The CCAR Rules will not apply to us for so long as our total consolidated assets remain below $50 billion. However, we anticipate that our capital ratios reflected in the stress test calculations required of us as described under “Heightened Prudential Requirements for Large Bank Holding Companies”, above, will be an important factor considered by the FRB in evaluating whether proposed payments of dividends or stock repurchases may be an unsafe or unsound practice. The CCAR Rules, consistent with prior FRB guidance, provides that capital plans contemplating dividend payout ratios exceeding 30% of projected after-tax net income will receive particularly close scrutiny.

Source of Strength Doctrine and Liability of Commonly Controlled Institutions

The FRB historically has expected BHCs such as CIT to serve as a source of strength to subsidiary banks and to commit capital and other financial resources. The Dodd-Frank Act codified this policy as a statutory requirement. This support may be required at times when CIT may not be able to provide such support without adversely affecting its ability to meet other obligations. If CIT is unable to provide such support, the FRB could instead require the divestiture of CIT Bank and impose operating restrictions pending the divestiture. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, if a loss is suffered or anticipated by the FDIC either as a result of the failure of an FDIC-insured depository institution or related to FDIC assistance provided to such institution in danger of failure, the other FDIC-insured depository institutions controlled by a BHC may be assessed for the FDIC’s loss, subject to certain exceptions. At this time, CIT Bank is the only insured depository institution controlled by CIT for this purpose. However, if CIT were to control other FDIC-insured depository institutions in the future, the cross-guarantee would apply to all such FDIC-insured depository institutions.

Enforcement Powers of Federal Banking Agencies

The FRB and other U.S. banking agencies have broad enforcement powers with respect to an insured depository institution and its holding company, including the power to impose cease and desist orders, substantial fines and other civil penalties, terminate deposit insurance, and appoint a conservator or receiver. Failure to comply with applicable laws or regulations could subject CIT Group Inc. or CIT Bank, as well as their officers and

CIT ANNUAL REPORT 2011    13

directors, to administrative sanctions and potentially substantial civil and criminal penalties.

Resolution Planning

As required by the Dodd-Frank Act, the FRB and FDIC have jointly issued a final rule that requires certain organizations, including BHCs with consolidated assets of $50 billion or more, to report periodically to regulators a resolution plan for their rapid and orderly resolution in the event of material financial distress or failure. Such a resolution plan must, among other things, ensure that its depository institution subsidiaries are adequately protected from risks arising from its other subsidiaries. The final rule sets specific standards for the resolution plans, including requiring a strategic analysis of the plan’s components, a description of the range of specific actions the company proposes to take in resolution, and a description of the company’s organizational structure, material entities, interconnections and interdependencies, and management information systems, among other elements. If CIT’s total consolidated assets increase to $50 billion or more, it would become subject to this requirement.

Orderly Liquidation Authority

The Dodd-Frank Act creates the Orderly Liquidation Authority (OLA), a resolution regime for systemically important non-bank financial companies, including BHCs, under which the FDIC may be appointed receiver to liquidate such a company if the company is in danger of default and presents a systemic risk to U.S. financial stability. This determination must come after super-majority recommendations by the FRB and the FDIC and consultation between the Treasury Secretary and the President. This resolution authority is similar to the FDIC resolution model for depository institutions, with certain modifications to reflect differences between depository institutions and non-financial companies and to reduce disparities between the treatment of creditors’ claims under the U.S. Bankruptcy Code and in an orderly liquidation authority proceeding compared to those that would exist under the resolution model for insured depository institutions.

An Orderly Liquidation Fund will fund OLA liquidation proceedings through borrowings from the Treasury Department and risk-based assessments made, first, on entities that received more in the resolution than they would have received in liquidation to the extent of such excess, and second, if necessary, on BHCs with total consolidated assets of $50 billion or more. If an orderly liquidation is triggered, CIT, if its total consolidated assets increase to $50 billion or more, could face assessments for the Orderly Liquidation Fund. We do not yet have an indication of the level of such assessments.

FDIC Deposit Insurance

Deposits of CIT Bank are insured by the FDIC Deposit Insurance Fund (DIF) up to applicable limits and are subject to premium assessments. In February 2011, the FDIC issued a final rule that changes the deposit insurance assessment base from total domestic deposits to average consolidated total assets minus average tangible equity, as required by the Dodd-Frank Act, effective April 1, 2011. The final rule also revised the deposit insurance assessment pricing methods and assessment rate schedules.

The revised assessment system applies different methods to small institutions, such as CIT Bank, with assets of less than $10 billion, and large institutions with assets of greater than $10 billion. Small institutions are broken down into four risk categories according to their capitalization levels and supervisory evaluations. Small institutions that are well-capitalized and are assigned to the highest supervisory group (those determined to be financially sound institutions with only a few minor weaknesses) are assigned to Risk Category I, for which initial assessment rates are based on a combination of financial ratios and supervisory ratings (its CAMELS ratings). Small institutions that are not well-capitalized or are assigned to lower supervisory groups are assigned to Risk Categories II through IV, each of which has an associated initial assessment rate. The initial base assessment rate for Risk Category I ranges from 5-9 basis points on an annualized basis (basis points representing cents per $100 of assessable assets). The initial base assessment rate for Risk Categories II through IV are set at 14, 23 and 35 basis points on an annualized basis, respectively. After the effect of potential base rate adjustments described below (but not including the depository institution debt adjustment), the total base assessment rate could range from 2.5 to 9 basis points on an annualized basis for Risk Category I and from 9 to 24, 18 to 33 and 30 to 45 basis points on an annualized basis for Risk Categories II through IV, respectively.

For larger institutions, the FDIC created a two scorecard system, one for most large institutions that have more than $10 billion in assets and another for “highly complex” institutions that have over $50 billion in assets and are fully owned by a parent with over $500 billion in assets. Each scorecard has a performance score and a loss-severity score that is combined to produce a total score, which is translated into an initial assessment rate. In calculating these scores, the FDIC has continued to utilize a bank’s capital level and CAMELS ratings, has introduced certain new financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress, and has eliminated the use of risk categories and long-term debt issuer ratings. The FDIC also has the ability to make discretionary adjustments to the total score, up or down, by a maximum of 15 basis points, based upon significant risk factors that are not adequately captured in the scorecard. The total score translates to an initial base assessment rate on a non-linear, sharply-increasing scale. For large institutions, the initial base assessment rate ranges from 5 to 35 basis points on an annualized basis. After the effect of potential base rate adjustments described below (but not including the depository institution debt adjustment), the total base assessment rate could range from 2.5 to 45 basis points on an annualized basis.

The potential adjustments to an institution’s initial base assessment rate include (i) a potential decrease of up to 5 basis points for certain long-term unsecured debt (unsecured debt adjustment) and, (ii) except for well-capitalized institutions with a CAMELS rating of 1 or 2, a potential increase of up to 10 basis points for brokered deposits in excess of 10% of domestic deposits (brokered deposit adjustment). As the DIF reserve ratio grows, the rate schedule will be adjusted downward. Additionally, the rule includes a new adjustment for depository institution debt whereby an institution must pay an additional premium (the depository institution debt adjustment) equal to 50 basis points

Item 1:  Business Overview

14    CIT ANNUAL REPORT 2011

on every dollar (above 3% of an institution’s Tier 1 capital) of long-term, unsecured debt held that was issued by another insured depository institution (excluding debt guaranteed under the Temporary Liquidity Guarantee Program).

In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.

In November 2009, the FDIC required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. As of December 31, 2009, and each quarter thereafter, each insured institution is required to record an expense for its regular quarterly assessment and an offsetting credit to the prepaid assessment until the prepaid asset is exhausted. Once the asset is exhausted, the institution will resume paying and accounting for deposit insurance assessments quarterly. Any further special assessments that the FDIC levies will be recorded as an expense during the appropriate period.

Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Transactions with Affiliates

Transactions between CIT Bank and CIT Group Inc. and its subsidiaries and affiliates are regulated by the FRB and the FDIC pursuant to Sections 23A and 23B of the Federal Reserve Act. These regulations limit the types and amounts of transactions (including loans due and credit extensions from CIT Bank) that may take place and generally require those transactions to be on an arms-length basis and, in the case of extensions of credit, be secured by specified amounts and types of collateral. The Dodd-Frank Act significantly expands the coverage and scope of the limitations on affiliate transactions within a banking organization and changes the procedure for seeking exemptions from these restrictions. These regulations generally do not apply to transactions between CIT Bank and its subsidiaries. For example, commencing in July 2012, Dodd-Frank also expands the definition of a “covered transaction” to include derivatives transactions and securities lending transactions with a non-bank affiliate under which a bank (or its subsidiary) has credit exposure (with the term “credit exposure” to be defined by the FRB under its existing rulemaking authority). Collateral requirements will apply to such transactions as well as to certain repurchase and reverse repurchase agreements.

In 2009, pursuant to an exemption from Section 23A granted by the FRB, CIT transferred approximately $5.7 billion of student loan assets and related debt to CIT Bank. In connection with this transfer, CIT is required to repurchase any transferred assets that become 30 days past due at the end of each quarter, or to reimburse CIT Bank for write-downs of the transferred assets, or to contribute cash to CIT Bank to ensure it holds the required risk-based capital related to the transferred assets.

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

Insolvency of an Insured Depository Institution

If the FDIC is appointed the conservator or receiver of an insured depository institution, upon its insolvency or in certain other events, the FDIC has the power:

-	to transfer any of the depository institution’s assets and liabilities to a new obligor without the approval of the depository institution’s creditors;

-	to enforce the terms of the depository institution’s contracts pursuant to their terms; or

-	to repudiate or disaffirm any contract or lease to which the depository institution is a party, the performance of which is determined by the FDIC to be burdensome and the disaffirmance or repudiation of which is determined by the FDIC to promote the orderly administration of the depository institution.

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

CIT ANNUAL REPORT 2011    15

would be treated differently from, and could receive, if anything, substantially less than, CIT Bank’s depositors.

Consumer Financial Protection Bureau Supervision

The newly formed Consumer Financial Protection Bureau (CFPB) is authorized to interpret and administer federal consumer financial laws, and to examine and enforce compliance with those laws by depository institutions with assets over $10 billion. Depository institutions, such as CIT Bank, with $10 billion or less in assets will also be subject to the CFPB’s jurisdiction, but consumer compliance examination and enforcement authority will generally remain with their federal prudential regulator, which in CIT Bank’s case is the FDIC. The CFPB will focus on:

-	risks to consumers and compliance with the federal consumer financial laws, when it evaluates the policies and practices of a financial institution;

-	the markets in which firms operate and risks to consumers posed by activities in those markets;

-	depository institutions that offer a wide variety of consumer financial products and services;

-	depository institutions with a more specialized focus; and

-	non-depository companies that offer one or more consumer financial products or services.

Community Reinvestment Act

The CRA requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low-and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. Furthermore, banking regulators take into account CRA ratings when considering approval of a proposed transaction. CIT Bank received a rating of “Satisfactory” on its most recent examination by the FDIC.

Incentive Compensation

The Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, such as CIT and CIT Bank, having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in April 2011, which may become effective before the end of 2012. If the regulations are adopted in the form initially proposed, they will impose limitations on the manner in which CIT may structure compensation for its executives.

In June 2010, the FRB and the FDIC issued comprehensive final guidance intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. These three principles are incorporated into the proposed joint compensation regulations under Dodd-Frank discussed above.

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

WHERE YOU CAN FIND MORE INFORMATION

A copy of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as well as our Proxy Statement, may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington D.C. 20549. Information on the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at http://www.sec.gov, from which interested parties can electronically access the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as well as our Proxy Statement.

The Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those

Item 1:  Business Overview

16    CIT ANNUAL REPORT 2011

reports, as well as our Proxy Statement, are available free of charge on the Company’s Internet site at http://www.cit.com as soon as reasonably practicable after such material is electronically filed with the SEC. Copies of our Corporate Governance Guidelines, the Charters of the Audit Committee, the Compensation Committee, the Nominating and Governance Committee, and the Risk Management Committee, and our Code of Business Conduct are available, free of charge, on our internet site at http://www.cit.com, and printed copies are available by contacting Investor Relations, 1 CIT Drive, Livingston, NJ 07039 or by telephone at (973) 740-5000.

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

Average Finance Receivables (AFR) is computed using month end balances and is the average of finance receivables (defined below), which includes loans and finance leases. We use this average to measure the rate of net charge-offs for the period.

Delinquent loan categorization occurs when payment is not received when contractually due. Delinquent loan trends are used as a gauge of potential portfolio degradation or improvement.

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

Lease – capital and finance is an agreement in which the party who owns the property (lessor), CIT as part of our finance business, permits another party (lessee), our customers, to use the property with substantially all of the economic benefits and risks of asset ownership passed to the lessee.

Lease – operating is a lease in which CIT retains beneficial ownership of the asset, collect rental payments, recognize depreciation on the asset, and retain the risks of ownership, including obsolescence.

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

Net Operating Loss Carryforward / Carryback (“NOL”) relates to a tax concept, whereby tax losses in one year can be used to offset taxable income in other years. For example, a U.S. Federal NOL can first be carried-back and applied against taxable income recorded in the two preceding years with any remaining amount being carried-forward for the next twenty years to offset future taxable income. The rules pertaining to the number of years allowed for the carryback or carryforward of an NOL varies by jurisdiction.

Non-accrual Assets include loans and leases (capital and finance) greater than $500,000 that are individually evaluated and determined to be impaired, as well as loans and leases less than $500,000 that are delinquent (generally for more than 90 days), unless it is both well secured and in the process of collection. Non-accrual assets also include loans and leases maintained on a cash basis because of deterioration in the financial position of the borrower.

Non-performing Assets include non-accrual assets (described above) and assets received in satisfaction of loans (repossessed assets).

CIT ANNUAL REPORT 2011    17

Other Income includes rental income on operating leases, syndication fees, gains from dispositions of receivables and equipment, factoring commissions, loan servicing and other fees. As a result of FSA, recoveries on pre-FSA loan charge-offs are included in other income.

Regulatory Credit Classifications used by CIT are as follows: Pass assets do not meet the criteria for classification in one of the other categories; Special Mention assets exhibit potential weaknesses that deserve management’s close attention and if left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects; Classified assets range from: 1) assets that are inadequately protected by the current sound worth and paying capacity of the borrower, and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected to 2) assets with weaknesses that make collection or liquidation in full unlikely on the basis of current facts, conditions, and values. Assets in this classification can be accruing or on non-accrual depending on the evaluation of these factors. Loans rated as substandard, doubtful and loss are considered classified loans. Classified loans plus special mention loans are considered criticized loans. Substandard (a substandard asset is inadequately protected by the current sound worth and paying capacity of the borrower, and is characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected); Doubtful (a doubtful asset has weaknesses that make collection or liquidation in full unlikely on the basis of current facts, conditions, and values) and Loss (a loss asset is considered uncollectible and of little or no value and is generally charged off).

Reorganization Adjustments, include items directly related to the 2009 reorganization of our business, including gains from the discharge of debt, offset by professional fees and other costs.

Reorganization Equity Value is the value attributed to the new entity and is generally viewed as the estimated fair value of the entity considering market valuations of comparable companies, historical merger and acquisition prices and discounted cash flow analyses.

Residual Values represent the estimated value of equipment at the end of the lease term. For operating leases, it is the value to which the asset is depreciated at the end of its estimated useful life.

Risk Weighted Assets (RWA) is the denominator to which Total Capital and Tier 1 Capital is compared to derive the respective risk based regulatory ratios. RWA is comprised of both on-balance sheet assets and certain off-balance sheet items (for example loan commitments, purchase commitments or derivative contracts), all of which are adjusted by certain risk-weightings based upon, among other things, the relative credit risk of the counterparty.

Syndication and Sale of Receivables result from originating leases and receivables with the intent to sell a portion, or the entire balance, of these assets to other financial institutions. We earn and recognize fees and/or gains on sales, which are reflected in other income, for acting as arranger or agent in these transactions.

Tangible Metrics, including tangible capital, exclude goodwill and intangible assets. We use tangible metrics in measuring book value.

Tier 1 Capital and Tier 2 Capital are regulatory capital as defined in the capital adequacy guidelines issued by the Federal Reserve. Tier 1 Capital is total stockholders’ equity reduced by goodwill and intangibles and adjusted by elements of other comprehensive income and other items. Tier 2 Capital consists of, among other things, other preferred stock that does not qualify as Tier 1, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt, and allowance for credit losses up to 1.25% of risk weighted assets.

Total Capital is the sum of Tier 1 and Tier 2 capital, subject to certain adjustments, as applicable.

Total Net Revenue is a non-GAAP measurement and is the combination of net interest revenue and other income less depreciation expense on operating lease equipment. This amount excludes provision for credit losses from total revenue and is a measurement of our revenue growth.

Total Return Swap is a swap where one party agrees to pay the other the “total return” of a defined underlying asset (e.g., a loan), usually in return for receiving a stream of LIBOR-based cash flows. The total returns of the asset, including interest and any default shortfall, are passed through to the counterparty. The counterparty is therefore assuming the credit and economic risk of the underlying asset.

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

Item 1:  Business Overview

18    CIT ANNUAL REPORT 2011

Item 1A. Risk Factors

RISK FACTORS

The operation of our business pursuant to a banking model, the continued economic uncertainty in the U.S. and other regions of the world, and the effects of the transactions that were effectuated in our 2009 bankruptcy reorganization each involve various elements of risk and uncertainty. You should carefully consider the risks and uncertainties described below before making a decision whether to invest in the Company. Additional risks that are presently unknown to us or that we currently deem immaterial may also impact our business.

Risks Related to Our Strategy and Business Plan

We must continue refining and implementing our strategy and business plan, which is based upon assumptions and analyses developed by us, including with respect to capital and liquidity, business strategy, and operations. If these assumptions and analyses prove to be incorrect, we may be unsuccessful in executing our strategy and business plan in the time frame available to us, which could have a material adverse effect on our business, financial condition and results of operations.

We must continue to address a number of strategic issues that affect our business, including with respect to capital and liquidity, business strategy, and operations. Among the capital and liquidity issues, we must address how we will use our excess capital, as well as our approach to the capital markets, including the amount, availability, and cost of both secured and unsecured debt. If we are unable to access the capital markets on a cost-effective, sustainable basis, we will have to rely more heavily on a bank-centric financing model, which involves significant challenges as described below. See “Risks Related to Capital and Liquidity.” Among the business strategy issues, we must address our funding model, which platforms to operate within CIT Bank or at the holding company level, the scope of our international operations, and whether to acquire any new business platforms, or to expand, contract, or sell any existing platforms. We may from time to time evaluate acquisitions or divestitures, including acquisitions or divestitures which could be material. Among operational issues, we must continuously originate new business, service our existing portfolio, and upgrade our policies, procedures, and systems. There is no assurance that we will be able to implement our strategic decisions effectively, and it may be necessary to refine, supplement, or modify our business plan and strategy in significant ways. If we are unable to fully implement our business plan and strategy, it may have a material adverse effect on our business, results of operations and financial position.

Our strategy and business plan relies upon assumptions, analyses, and financial forecasts developed by us, including with respect to revenue growth, earnings, interest margins, cash flow, liquidity and financing sources, customer confidence, retention of key employees, and the overall strength and stability of general economic conditions. Financial forecasts are inherently subject to many uncertainties and are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. Accordingly, our actual financial condition and results of operations may differ, perhaps materially, from what we have forecast. There can be no assurance that the results or developments contemplated by our strategy and business plan will occur or, if they do occur, that they will have the anticipated effects on us and our subsidiaries or our businesses or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of our strategy and business plan. In addition, the accounting treatment required for our bankruptcy reorganization may have an impact on our results going forward.

Risks Related to Capital and Liquidity

If the Company does not maintain sufficient capital to satisfy the FRBNY, the FDIC and the UDFI, there could be an adverse effect on the manner in which we do business, or we could become subject to various enforcement or regulatory actions.

When we became a bank holding company and CIT Bank converted from a Utah industrial bank to a Utah state bank, we committed to the FRBNY to maintain a total risk-based capital ratio of at least 13% for the bank holding company and to the FDIC to maintain for at least a three year period a Tier 1 leverage capital ratio of at least 15% for CIT Bank. Although our capital levels currently exceed the minimum levels committed to with the regulators, future losses may reduce our capital levels and we have no assurances that we will be able to maintain our regulatory capital at satisfactory levels based on the current level of performance of our business. Failure to maintain the appropriate capital levels would adversely affect the Company’s status as a bank holding company, have a material adverse effect on the Company’s financial condition and results of operations, and subject the Company to a variety of enforcement actions, as well as certain restrictions on its business. In addition to the requirement to be well-capitalized, the Company and CIT Bank are subject to regulatory guidelines that involve qualitative judgments by regulators about the entities’ status as well-managed, about the safety and soundness of the entities’ operations, including their risk management, and about the entities’ compliance with obligations under the Community Reinvestment Act of 1977, and failure to meet those standards may have a material adverse effect on our business.

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

CIT ANNUAL REPORT 2011    19

successfully execute our strategy and business plan and have a material adverse effect on our business, results of operations, and financial position.

Our liquidity and/or ability to issue debt in the capital markets will be affected by our capital structure and level of encumbered assets, the performance of our business, market conditions, credit ratings, and regulatory or contractual restrictions. Inadequate liquidity could materially adversely affect our future business operations. Also, if we are unable to generate sufficient cash flow from operations to satisfy our obligations as they come due, it would adversely affect our future business operations.

As a result of our 2009 bankruptcy reorganization, we emerged from bankruptcy with a significant amount of high cost debt. While we have refinanced or redeemed the majority of this indebtedness, the cost of our debt remains high relative to other large financial institutions. We are in the process of redeeming our remaining outstanding Series A Notes and expect to complete the redemption in March of 2012. Once we have redeemed these Series A Notes, the liens securing our outstanding Series C Notes and Revolving Credit Facility will be released upon completion of certain administrative requirements.

We believe that conducting a greater proportion of our business activities within CIT Bank will facilitate greater funding stability. CIT Bank has access to certain funding sources, such as insured deposits, that are not available to non-banking institutions. However, CIT Bank generally cannot fund any of CIT’s businesses conducted outside the Bank and we will need to obtain funding for those businesses in the capital markets and through third-party bank borrowings. Access to the capital markets may be dependent upon our ratings from credit rating agencies, which currently are not investment grade.

There can be no assurance that we will be able to access the capital markets at attractive pricing and terms and at volumes that meet our expectations and needs. If we are unable to do so, it would adversely affect our business, operating results and financial condition. After we redeem our remaining Series A Notes, we will continue to have a significant amount of high cost indebtedness and other obligations, which will continue to impact our net interest margin and profitability. Even if we successfully implement our strategy and business plan, obtain additional financing from third party sources to continue operations, and successfully operate our business, our liquidity may be inadequate to expand our business, upgrade our operations, or make necessary capital expenditures and we may be required to sell assets or engage in other capital generating actions over and above our normal financing activities or cut back or eliminate other programs that are important to the future success of our business. In addition, as part of our business, we enter into financial commitments and extend lines of credit, and our customers and counterparties might respond to any weakening of our liquidity position by requesting quicker payment, requiring additional collateral, or increasing draws on our outstanding commitments and lines of credit. If this were to happen, our need for cash would be intensified and it could have a material adverse effect on our business, financial condition, or results of operations.

If we are unable to maintain profitability, we may not be able to generate sufficient cash flow from operations in the future to allow us to service our debt, pay our other obligations as required and make necessary capital expenditures, in which case we may need to dispose of additional assets and/or minimize capital expenditures and/or try to raise additional financing. There is no assurance that any of these alternatives would be available to us, if at all, on satisfactory terms.

Our business may be adversely affected if we do not successfully expand our deposit-taking capabilities at CIT Bank.

There is no assurance that CIT Bank will become a reliable funding source as to either the amount of borrowings we might need or the cost of funding. This will depend in significant part on the ability of CIT Bank to attract deposits, which currently is limited by its lack of a branch network and its historical reliance upon brokered deposits, and on whether CIT Bank will be accepted by depositors and lenders as a reliable borrower. In October 2011, CIT Bank launched a retail online banking platform that currently offers a range of certificates of deposit directly to consumers as well as to institutions. While CIT Bank plans to expand the retail online banking platform to diversify the types of deposits that it accepts, such expansion may require significant time and effort to implement. In addition, the acquisition of a retail branch network will be subject to regulatory approval, which may not be obtained. We are likely to face significant competition for deposits from stronger bank holding companies who are similarly seeking larger and more stable pools of funding. If CIT Bank is unable to expand its deposit-taking capability, it could have a material adverse effect on our business, results of operations, and financial position.

Many of our regulated subsidiaries could be negatively affected by a decrease in regulatory capital levels or a failure to improve our performance.

In addition to CIT Bank, we have a number of other regulated subsidiaries that may be affected by a decrease in our regulatory capital levels or a failure to improve our performance. In particular, the regulators of our banking subsidiaries in the United Kingdom, Sweden, France and Brazil, as well as our Small Business Lending and insurance subsidiaries, may take action against such entities, including limiting or prohibiting transactions with CIT Group Inc. and/or seizing such entities if we experience a decrease in our regulatory capital levels or a failure to improve our performance.

Risks Related to Regulatory Obligations and Limitations

We are currently subject to the Written Agreement, which may adversely affect our business. In addition, our business may be adversely affected if we do not successfully implement our plan to transform our compliance, risk management, finance, treasury, operations, and other areas of our business to meet the standards of a bank holding company.

Under the terms of the Written Agreement, the Company provided the FRBNY with (i) a corporate governance plan, focusing on strengthening internal audit, risk management, and other control functions, (ii) a credit risk management plan, (iii) a written program to review and revise, as appropriate, its program for determining, documenting and recording the allowance for loan and lease losses, (iv) a capital plan for the Company and CIT Bank, (v) a liquidity plan, including meeting short term funding needs and longer term funding, without relying on government programs or Section 23A waivers, and (vi) a business plan, and we

Item 1A:  Risk Factors

20    CIT ANNUAL REPORT 2011

have updated various of these plans on a periodic basis. The Written Agreement also prohibits the Company, without the prior approval of the FRBNY, from paying dividends, paying interest on subordinated debt, incurring or guaranteeing debt outside of the ordinary course of business, prepaying debt, or purchasing or redeeming the Company’s stock. Under the Written Agreement, the Company must comply with certain procedures and restrictions on appointing or changing the responsibilities of any senior officer or director, restricting the provision of indemnification to officers and directors, and restricting the payment of severance to employees.

When we converted our business to a banking model, we identified areas that required improved policies and procedures to meet the regulatory requirements and standards for banks and bank holding companies, including but not limited to compliance, risk management, finance, treasury, and operations. During 2010 and 2011, we developed and implemented project plans to improve policies, procedures, and systems in the areas identified and we continue to make improvements on an ongoing basis.

The additional resources hired for internal audit, risk management, and other control functions, and the cost of implementing other measures to comply with the Written Agreement has increased our expenses for the foreseeable future. If we do not comply with the terms of the Written Agreement, it could result in additional regulatory action and it could have a material adverse effect on our business. If we have not identified all of the required improvements, particularly in our control functions, or if we are unsuccessful in implementing the policies, procedures, and systems that have been identified, or if we do not implement the policies, procedures, and systems quickly enough, we may not be able to operate our business as efficiently as we need to. In addition, we could be subject to a variety of formal and informal enforcement actions that could result in the imposition of certain restrictions on our business, or preclude us from making acquisitions, and such actions could impair our ability to execute our business plan and have a material adverse effect on our business, results of operations, or financial position.

Our business, financial condition and results of operations could be adversely affected by regulations to which we are subject as a result of becoming a bank holding company, by new regulations or by changes in other regulations or the application thereof.

The financial services industry, in general, is heavily regulated. We are subject to the comprehensive, consolidated supervision of the Federal Reserve, including risk-based and leverage capital requirements and information reporting requirements. In addition, CIT Bank is subject to supervision by the FDIC and UDFI, including risk-based capital requirements and information reporting requirements. This regulatory oversight is established to protect depositors, federal deposit insurance funds and the banking system as a whole, and is not intended to protect debt and equity security holders.

Proposals for legislation to further regulate, restrict, and tax certain financial services activities are continually being introduced in the United States Congress and in state legislatures. The agencies regulating the financial services industry also periodically adopt changes to their regulations. In recent years, regulators have increased significantly the level and scope of their supervision and their regulation of the financial services industry. We are unable to predict how this increased supervision will be fully implemented or the form or nature of any future changes to statutes or regulations, including the interpretation or implementation thereof. Such increased supervision and regulation could significantly affect our ability to conduct certain of our businesses, including some of our material businesses, in a cost-effective manner, or could restrict the type of activities in which we are permitted to engage, or subject us to stricter and more conservative capital, leverage, liquidity, and risk management standards. Any such action could affect us in substantial and unpredictable ways, could significantly increase our costs and limit our growth opportunities, and could have an adverse effect on our business, financial condition and results of operations.

Most of the activities in which we currently engage are permissible activities for a bank holding company. However, since we are not a financial holding company, certain of our businesses were not permissible under regulations applicable to a bank holding company, including certain real estate investment and equity investment activities. When the Federal Reserve approved our application to become a bank holding company, we were required to conform those activities to the requirements imposed on a bank holding company or divest them. We have conformed or divested all of our impermissible real estate and equity investments, except for one equity investment, which we have contracted to sell. The sale is subject to regulatory approval by the Federal Energy Regulatory Commission. The Federal Reserve extended the period to conform or divest the remaining impermissible equity investment to March 31, 2012.This impermissible investment continues to require management attention and still remains subject to periodic reporting and review by the Federal Reserve.

The financial services industry is also heavily regulated in many jurisdictions outside of the United States. We have subsidiaries in various countries that are licensed as banks, banking corporations, broker-dealers, and insurance companies, all of which are subject to regulation and examination by banking, securities, and insurance regulators in their home jurisdiction. In certain jurisdictions, including the United Kingdom, the local banking regulators expect the local regulated entity to maintain contingency plans to operate on a stand-alone basis in the event of a crisis. Given the evolving nature of regulations in many of these jurisdictions, it may be difficult for us to meet all of the regulatory requirements, establish operations and receive approvals. Our inability to remain in compliance with regulatory requirements in a particular jurisdiction could have a material adverse effect on our operations in that market and on our reputation generally.

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

CIT ANNUAL REPORT 2011    21

The Dodd-Frank Act and related regulations may adversely affect our business, financial condition, liquidity, or results of operations.

The Dodd-Frank Act establishes a Financial Stability Oversight Council (“FSOC”) chaired by the Secretary of the Treasury with authority to identify institutions and practices that might pose a systemic risk and, among other things, includes provisions affecting (i) corporate governance and executive compensation of all companies whose securities are registered with the SEC, (ii) FDIC insurance assessments, which will be based on asset levels rather than deposit levels, (iii) minimum capital levels for bank holding companies, (iv) derivatives activities, proprietary trading, and private investment funds offered by financial institutions, and (v) the regulation of large financial institutions. The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with power to promulgate and enforce consumer protection laws.

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

Risks Related to the Operation of Our Businesses

We may be adversely affected if we do not maintain adequate internal control over financial reporting, which could result in a material misstatement of the Company’s annual or interim financial statements.

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

As of December 31, 2010, management of CIT identified a series of deficiencies that in aggregate were determined to be a material weakness related to the Company’s application of Fresh Start Accounting (“FSA”). Specifically, the Company did not have effective controls over the processes to ensure proper accretion of discounts for loan prepayments, modifications, and charge-offs. Although the Company has determined as of December 31, 2011 that this material weakness has been remediated, it resulted in a material misstatement of interest income and other income and the restatement of the Company’s consolidated financial statements for the first three quarterly periods in the year ended December 31, 2010.

If we identify additional, future material weaknesses, or if material weaknesses exist that we fail to identify, our risk will be increased that a material misstatement to the annual or interim financial statements will not be prevented or detected on a timely basis. Any such potential material misstatement, if not prevented or detected, could have a material adverse effect on our business, results of operations, and financial condition.

Our reserves for credit losses, including the related non-accretable fair value discount component of the fresh start accounting adjustments, may prove inadequate.

Our business depends on the creditworthiness of our customers and their ability to fulfill their obligations to us. We maintain a consolidated reserve for credit losses on finance receivables that reflects management’s judgment of losses inherent in the portfolio. We periodically review our consolidated reserve for adequacy considering economic conditions and trends, collateral values, and credit quality indicators, including past charge-off experience and levels of past due loans, past due loan migration trends, and non-performing assets. Our credit losses were significantly more severe from 2007 to 2009 than in prior economic downturns, due to a significant decline in real estate values, an increase in the proportion of cash flow loans versus asset based loans in our corporate finance segment, the limited ability of borrowers to restructure their liabilities or their business, and reduced values of the collateral underlying the loans.

Our reserves for credit losses, including the related non-accretable fair value discount component of the fresh start accounting adjustments may prove inadequate. While our portfolio credit quality improved in 2011 following the significant deterioration in the credit worthiness of our customers and the value of collateral underlying our receivables in prior years, particularly 2008 and 2009, the economic environment is dynamic, and our credit quality could decline again in the future. Our reserves may not keep pace with changes in the credit-worthiness of our customers or in collateral values. If the credit quality of our customer base declines, if the risk profile of a market, industry, or group of customers changes significantly, or if the markets for accounts receivable, equipment, real estate, or other collateral deteriorates significantly, any or all of which would adversely affect the adequacy of our reserves for credit losses, it could have a material adverse effect on our business, results of operations, and financial position.

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

Item 1A:  Risk Factors

22    CIT ANNUAL REPORT 2011

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

As part of our strategy and business plan, we may consider a number of measures designed to manage our business, asset levels, credit exposures, or liquidity position, including potential business or asset sales. There can be no assurance that we will be successful in completing all or any of these transactions, because there may not be a sufficient number of buyers willing to enter into a transaction, we may not receive sufficient consideration for such businesses or assets, the process of selling businesses or assets may take too long to be a significant source of liquidity, or lenders or noteholders with consent rights may not approve a sale of assets. These transactions, if completed, may reduce the size of our business and we may not be able to replace the volume associated with these businesses. From time to time, we also receive inquiries from third parties regarding our potential interest in disposing of other types of assets, such as student lending and other commercial finance or vendor finance assets, which we may or may not choose to pursue.

As a result of economic cycles and other factors, the value of certain assets classes may fluctuate and decline below their historic cost. If CIT is holding such asset classes, whether as equipment held for lease or as collateral for loans, we may not recover our carrying value if we sell such assets. In addition, potential purchasers may be unwilling to pay an amount equal to the face value of a loan or lease if the purchaser is concerned about the quality of the Company’s credit underwriting. Further, some potential purchasers will intentionally submit bids with purchase prices below the face value of a loan or lease if the purchaser suspects that the seller is under pressure to sell and cannot afford to negotiate the price. There is no assurance that we will receive adequate consideration for any asset or business dispositions. For example, certain dispositions in 2008 and 2009 resulted in the Company recognizing significant losses. As a result, our future disposition of businesses or asset portfolios could have a material adverse effect on our business, financial condition and results of operations.

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

In 2008, we entered into a purchase agreement (the “Purchase Agreement”) to sell our residential mortgage lending business, including the related residential mortgage loan portfolio and mortgage backed securities, to a company created by a private equity fund for the purpose of entering into the Purchase Agreement (the “Purchaser”). Prior to the sale of our home lending business to the Purchaser, we periodically had securitized a portion of the residential mortgage loans that we originated, and we sold residential mortgage loans or residential mortgage backed securities to GSEs, monoline home lenders, and investors. Pursuant to the Purchase Agreement with the Purchaser, we made certain representations and warranties regarding the business and portfolio, nearly all of which have since expired.

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

Under the terms of the Written Agreement, we are restricted from declaring dividends on our common stock without prior written approval of the FRBNY. We are not currently paying dividends on our common stock. Even when the Written Agreement is terminated, we cannot determine when, if ever, we will be able to pay dividends on our common stock in the future. We do not anticipate the return of capital during 2012.

CIT ANNUAL REPORT 2011    23

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

We may not be able to realize our entire investment in the equipment we lease to our customers.

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

We are currently involved, and may from time to time in the future be involved, in a number of judicial, regulatory, and arbitration proceedings related to the conduct of our business, the results of which could have a material adverse effect on our business, financial condition, or results of operation.

We are currently involved, and from time to time in the future may be involved, in a number of judicial, regulatory, and arbitration proceedings relating to matters that arise in connection with the conduct of our business (collectively, “Litigation”). In view of the inherent difficulty of predicting the outcome of Litigation matters, particularly when such matters are in their early stages or where the claimants seek indeterminate damages, we cannot state with confidence what the eventual outcome of the pending Litigation will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines, or penalties related to each pending matter will be, if any. Although we have established reserves for certain matters, the actual results of resolving such matters may be substantially higher than the amounts reserved, or judgments may be rendered, or fines or penalties assessed in matters for which we have no reserves. Adverse judgments, fines or penalties in one or more Litigation matters could have a material adverse effect on our business, financial condition, or results of operation.

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

Item 1A:  Risk Factors

24    CIT ANNUAL REPORT 2011

adverse effect on our business, results of operations, and financial position.

Adverse or volatile market conditions could continue to negatively impact fees and other income.

A portion of our revenue base is generated through loan syndication fees and participation income, advisory fees, servicing fees, and other types of fee income, which are recorded in other income. In addition, we also generate significant fee income from our factoring business. These revenue streams are dependent on market conditions and the confidence of clients, customers, and syndication partners in our ability to perform our obligations, and, therefore, are more volatile than interest payments on loans and rentals on leased equipment. Current market conditions, including lower liquidity levels in the syndication market, have significantly reduced our syndication activity, and have resulted in significantly lower fee income. In addition, if our clients, customers, or syndication partners become concerned about our ability to meet our obligations on a transaction, it may become more difficult for us to originate new transactions, to syndicate transactions that we originate, or to participate in syndicated transactions originated by others, which could further negatively impact our fee income and have a material adverse effect on our business. If we are unable to sell or syndicate a transaction after it is originated, we will end up holding a larger portion of the transaction and assuming greater underwriting risk than we originally intended, which could increase our capital and liquidity requirements to support our business or expose us to the risk of valuation allowances for assets held for sale. If the capital markets are disrupted or if we otherwise fail to produce increased fees and other income, it could adversely affect our financial position and results of operations.

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

These laws also prohibit improper payments or offers of payments to foreign governments and their officials and political parties for the purpose of obtaining or retaining business. We have operations, deal with government entities and have contracts in countries known to experience corruption. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents, or associates that could be in violation of various laws, including the FCPA, even though these parties are not always subject to our control. Our existing safeguards and procedures may prove to be less than fully effective, and our employees, consultants, sales agents, or associates may engage in conduct for which we may be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results, and financial condition.

We may be adversely affected by significant changes in interest rates.

Historically, we generally employed a matched funding approach to managing our interest rate risk, including matching the repricing characteristics of our assets with our liabilities. In many instances, we implemented our matched funding strategy through the use of interest rate swaps and other derivatives. Most of our interest rate swaps and other hedging transactions were terminated during our 2009 reorganization, and we continue to reestablish counterparty relationships to facilitate hedging where economically appropriate. In addition, the restructuring resulted in the conversion of our debt to U.S. dollar-denominated, fixed rate liabilities. The restructuring and the derivative terminations left us in an asset sensitive position as our assets will reprice faster than our liabilities. Although interest rates are currently lower than usual, as interest rates rise and fall over time, any significant decrease in market interest rates may result in a decrease in net interest margins to the extent that we are not match funded. Likewise, our non-U.S. dollar denominated debt was converted to U.S. dollars resulting in foreign currency transactional and translational exposures. Our transactional exposures may result in income statement losses should related foreign currencies depreciate relative to the U.S. dollar and our equity account may be similarly impacted as a result of foreign currency movements. Beginning in the second half of 2007, credit spreads for almost all financial institutions, and particularly our credit spreads, widened dramatically and made it highly uneconomical for us to borrow in the unsecured debt markets to fund loans to our customers. In addition, the widening of our credit spreads relative to the credit spreads of many of our competitors placed

CIT ANNUAL REPORT 2011    25

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

A substantial portion of our loans and other financing products bear interest at floating interest rates. If interest rates increase, monthly interest obligations owed by our customers to us will also increase. Demand for our loans or other financing products may decrease as interest rates rise or if interest rates are expected to rise in the future. In addition, if prevailing interest rates increase, some of our customers may not be able to make the increased interest payments or refinance their balloon and bullet payment transactions, resulting in payment defaults and loan impairments. Conversely, if interest rates remain low, our customers may refinance the loans they have with us at lower interest rates, or with others, leading to lower revenues.

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

We rely on our systems, employees, and certain third party vendors and service providers in conducting our operations, and certain failures, including internal or external fraud, operational errors, systems malfunctions, or cybersecurity incidents, could materially adversely affect our operations.

We are exposed to many types of operational risk, including the risk of fraud by employees and outsiders, clerical and recordkeeping errors, and computer or telecommunications systems malfunctions. Our businesses are dependent on our ability to process a large number of increasingly complex transactions. If any of our financial, accounting, or other data processing systems fail or have other significant shortcomings, we could be materially adversely affected. We are similarly dependent on our employees. We could be materially adversely affected if one of our employees causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems. Third parties with which we do business could also be sources of operational risk to us, including relating to break-downs or failures of such parties’ own systems or employees. Any of these occurrences could result in a diminished ability for us to operate one or more of our businesses, or cause financial loss, potential liability to clients, inability to secure insurance, reputational damage and regulatory intervention, which could materially adversely affect us.

We may also be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control, which may include, for example, computer viruses or electrical or telecommunications outages, natural or man–made disasters, such as earthquakes, hurricanes, floods, or tornados, disease pandemics, or events arising from local or regional politics, including terrorist acts. Such disruptions may give rise to losses in service to clients and loss or liability to us. In addition, there is the risk that our controls and procedures as well as business continuity and data security systems prove to be inadequate. The computer systems and network systems we and others use could be vulnerable to unforeseen problems. These problems may arise in both our internally developed systems and the systems of third–party service providers. In addition, our computer systems and network infrastructure present security risks, and could be susceptible to hacking or identity theft. Any such failure could affect our operations and could materially adversely affect our results of operations by requiring us to expend significant resources to correct the defect, as well as by exposing us to litigation or losses not covered by insurance. Although we have business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems that support our businesses and customers.

Information security risks for large financial institutions such as CIT have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. As noted above, our operations rely on the secure processing, transmission and storage of confidential information in our computer

Item 1A:  Risk Factors

26    CIT ANNUAL REPORT 2011

systems and networks. Our businesses rely on our digital technologies, computer and email systems, software, and networks to conduct their operations. Although we believe we have robust information security procedures and controls, our technologies, systems, networks, and our customers’ devices may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of CIT’s or our customers’ confidential, proprietary and other information, or otherwise disrupt CIT’s or its customers’ or other third parties’ business operations.

Third parties with which we do business or that facilitate our business activities, including vendors that provide services or security solutions for our operations, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints.

Although to date we have not experienced any material losses relating to cyber attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the prominent size and scale of CIT and its role in the financial services industry, our plans to continue to implement our Internet banking channel strategies and develop additional remote connectivity solutions to serve our customers when and how they want to be served, our expanded geographic footprint and international presence, the outsourcing of some of our business operations, and the continued uncertain global economic environment. As a result, cyber security and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for CIT. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

Disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber attacks or security breaches of the networks, systems or devices that our customers use to access our products and services could result in customer attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.

Item 1B. Unresolved Staff Comments

There are no unresolved SEC staff comments.

Item 2. Properties

CIT operates in the United States, Canada, Europe, Latin America, and Asia. CIT occupies approximately 1.5 million square feet of office space, the majority of which is leased.

Item 3. Legal Proceedings

CIT is currently involved, and from time to time in the future may be involved, in a number of judicial, regulatory, and arbitration proceedings relating to matters that arise in connection with the conduct of its business (collectively, “Litigation”), certain of which Litigation matters are described in Note 20 — Contingencies of Item 8. Financial Statements and Supplementary Data. In view of the inherent difficulty of predicting the outcome of Litigation matters, particularly when such matters are in their early stages or where the claimants seek indeterminate damages, CIT cannot state with confidence what the eventual outcome of the pending Litigation will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines, or penalties related to each pending matter may be, if any. In accordance with applicable accounting guidance, CIT establishes reserves for Litigation when those matters present loss contingencies as to which it is both probable that a loss will occur and the amount of such loss can be reasonably estimated. Based on currently available information, CIT believes that the results of Litigation that is currently pending, taken together, will not have a material adverse effect on the Company’s financial condition, but may be material to the Company’s operating results or cash flows for any particular period, depending in part on its operating results for that period. The actual results of resolving such matters may be substantially higher than the amounts reserved.

For more information about pending legal proceedings, including an estimate of certain reasonably possible losses in excess of reserved amounts, see Note 20 — Contingencies of Item 8. Financial Statements and Supplementary Data.

Item 4. Mine Safety Disclosures

Not applicable.

CIT ANNUAL REPORT 2011    27

PART TWO

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
and Issuer Purchases of Equity Securities

Market Information – CIT’s common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “CIT.” On December 10, 2009, CIT issued 200 million shares of new common stock to unsecured holders of debt in conjunction with our emergence from Chapter 11 proceedings.

The following tables set forth the high and low reported closing prices for CIT’s common stock.

Common Stock

	2011		2010
	High	Low	High	Low
First Quarter	$49.01	$41.82	$39.23	$28.37
Second Quarter	$44.33	$39.60	$41.75	$33.81
Third Quarter	$44.74	$30.27	$40.82	$33.26
Fourth Quarter	$36.60	$29.12	$47.10	$39.46

Holders of Common Stock – As of February 17, 2011, there were 118,409 beneficial owners of common stock.

Dividends – We have not declared nor paid any common stock dividends on the shares of common stock during 2010 and 2011. We do not anticipate the return of capital during 2012.

Securities Authorized for Issuance Under Equity Compensation Plans – Our equity compensation plans in effect following the Effective Date were approved by the Court and do not require shareholder approval. Equity awards associated with these plans are presented in the following table.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plan approved by the Court	68,100	$30.76	8,478,343	*

* Excludes the number of securities to be issued upon exercise of outstanding options and 1,051,632 shares underlying outstanding awards granted to employees and/or directors that are unvested and/or unsettled.

We had no other equity compensation plans that were not approved by the Court or by shareholders. For further information on our equity compensation plans, including the weighted average exercise price, see Item 8. Financial Statements and Supplementary Data, Note 18 — Retirement, Other Postretirement and Other Benefit Plans.

Issuer Purchases of Equity Securities – There were no purchases of equity securities made during 2011 and there are no repurchase plans or programs under which shares may be purchased.

Unregistered Sales of Equity Securities – There were no sales of common stock during 2011, however, there were issuances of common stock under equity compensation plans and an employee stock purchase plan.

On December 10, 2009, the Effective Date of our Plan of Reorganization, we provided for 600,000,000 shares of authorized common stock, par value $0.01 per share, of which 200,000,000 shares were issued, and 100,000,000 shares of authorized new preferred stock, par value $0.01 per share, of which no shares were issued. We reserved 10,526,316 shares of common stock for future issuance under the Amended and Restated CIT Group Inc. Long-Term Incentive Plan.

Based on the Confirmation Order, the Company relied on Section 1145(a)(1) of the United States Bankruptcy Code to exempt from the registration requirements of the Securities Act of 1933, as amended, the issuance of the new securities.

Shareholder Return – The following graph shows the semi-annual cumulative total shareholder return for common stock during the period from December 10, 2009 to December 31, 2011. Five year historical data is not presented since we emerged from bankruptcy on December 10, 2009 and the stock performance of CIT’s common stock is not comparable to the performance of pre-bankruptcy CIT’s common stock. The chart also shows the cumulative returns of the S&P 500 Index and S&P Banks Index for the same period. The comparison assumes $100 was invested on December 10, 2009 (the date our new common stock began trading on the NYSE). Each of the indices shown assumes that all dividends paid were reinvested.

Item 5:  Market for Registrant’s Common Equity

28    CIT ANNUAL REPORT 2011

2009 returns based on opening prices on December 10, 2009, the effective date of the Company’s plan of reorganization, through year-end. The opening prices were: CIT: $27.00, S&P 500: 1098.69, and S&P Banks: 124.73.

CIT ANNUAL REPORT 2011    29

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial information regarding our results of operations, balance sheets and certain ratios. The Company has revised its financial results for the years ended December 31, 2011 and 2010, and the respective quarters in those years, from the results released in the Company’s January 31, 2012 Earnings Release and Current Report on Form 8-K filing. The revision relates to the correction of certain deferred tax balances. The impact of this correction is a $1.1 million and $1.9 million reduction in Net Income for the years ended December 31, 2011 and 2010, respectively, and a $0.01 reduction in Diluted Earnings per Share for each year.

As detailed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, upon emergence from bankruptcy on December 10, 2009, CIT adopted fresh start accounting effective December 31, 2009, which resulted in data subsequent to adoption not being comparable to data in periods prior to emergence. Therefore, balance sheet information for CIT at December 31, 2011, 2010 and 2009 and statement of operations information for the years ended December 31, 2011 and 2010 are presented separately. Data for the year ended December 2009 and at or for the years ended December 2008, 2007 and 2006 represent amounts for Predecessor CIT. Predecessor CIT presents the operations of the home lending business as a discontinued operation. The data presented below is explained further in, and should be read in conjunction with, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures about Market Risk and Item 8. Financial Statements and Supplementary Data.

Select Financial Data (dollars in millions, except per share data)

	CIT			Predecessor CIT
	At or for the Years Ended December 31,			At or for the Years Ended December 31,
	2011	2010	2009	2009	2008	2007
Select Statement of Operation Data
Net interest revenue	$(561.0)	$645.6	$–	$(302.8)	$499.1	$821.1
Provision for credit losses	(269.7)	(820.3)	–	(2,660.8)	(1,049.2)	(241.8)
Total other income	2,621.7	2,651.3	–	1,567.1	2,460.3	3,567.8
Total other expense	(1,600.8)	(1,697.5)	–	(2,779.0)	(2,986.5)	(3,051.1)
Reorganization items and fresh start adjustments	–	–	–	4,225.6	–	–
Net income(loss) available (attributable) to common stockholders	26.7	523.8	–	(3.8)	(2,864.2)	(111.0)
Per Common Share Data
Income (loss) per share – diluted	$0.13	$2.61	$–	$(0.01)	$(2.69)	$3.93
Book value per common share	$44.30	$44.51	$41.99	$–	$13.22	$34.02
Tangible book value per common share	$42.33	$42.22	$39.14	$–	$11.78	$28.42
Performance Ratios
Return on average common stockholders’ equity	0.3%	6.0%	–	N/M	(11.0)%	11.6%
Net finance revenue as a percentage of average earnings assets	1.54%	3.96%	–	0.76%	2.05%	2.71%
Return on average total assets	0.06%	0.94%	–	N/M	(0.85)%	1.03%
Total ending equity to total ending assets	19.7%	17.3%	13.9%	–	10.1%	7.7%
Balance Sheet Data
Loans including receivables pledged	$19,885.5	$24,628.6	$35,162.8	$–	$53,126.6	$53,760.9
Allowance for loan losses	(407.8)	(416.2)	–	–	(1,096.2)	(574.3)
Operating Lease Equipment, net	11,991.6	11,139.8	10,911.9	–	12,706.4	12,610.5
Goodwill and intangible assets, net	394.4	459.6	571.5	–	698.6	1,152.5
Total cash and interest bearing deposits	7,435.6	11,204.2	9,826.2	–	8,365.8	6,752.5
Total assets	45,235.4	51,419.7	60,504.8	–	80,448.9	90,248.0
Total debt and deposits	32,481.8	38,565.1	48,489.8	–	66,377.5	69,018.3
Total common stockholders’ equity	8,888.5	8,923.1	8,400.0	–	5,138.0	6,460.6
Total stockholders’ equity	8,891.0	8,920.8	8,401.4	–	8,124.3	6,960.6
Credit Quality
Non-accrual loans as a percentage of finance receivables	3.53%	6.57%	4.48%	6.86%	2.66%	0.89%
Net credit losses as a percentage of average finance receivables	1.16%	1.53%	–	4.04%	0.90%	0.35%
Reserve for credit losses as a percentage of finance receivables	2.05%	1.69%	–	4.34%	2.06%	1.07%
Regulatory Capital Ratios
Tier 1 Capital	18.8%	19.0%	14.2%	–	9.4%	N/A
Total Risk-based Capital	19.7%	19.9%	14.2%	–	13.1%	N/A

Item 6:  Selected Financial Data

30    CIT ANNUAL REPORT 2011

The following table presents CIT’s individual components of net interest revenue and operating lease margins. The data for 2011 and 2010 is impacted by FSA and the Company’s borrowing rates. There is no impact from accretion or amortization of FSA adjustments in 2009.

Average Balances(1) and Associated Income for the year ended: (dollars in millions)

	CIT						Predecessor CIT
	December 31, 2011			December 31, 2010			December 31, 2009
	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)
Deposits with banks	$7,700.7	$24.2	0.31%	$10,136.3	$19.6	0.19%	$6,501.0	$38.6	0.59%
Investments	1,955.0	10.6	0.54%	395.3	12.1	3.06%	487.0	10.0	2.05%
Loans and leases (including held for sale)(2)(3)
U.S.	19,491.1	1,613.2	8.77%	24,646.5	2,739.6	11.54%	39,479.0	1,612.5	4.29%
Non-U.S.	4,690.3	585.6	12.49%	6,280.0	954.3	15.22%	9,052.6	701.0	7.77%
Total loans and leases(2)	24,181.4	2,198.8	9.53%	30,926.5	3,693.9	12.31%	48,531.6	2,313.5	4.96%
Total interest earning assets / interest income(2)(3)	33,837.1	2,233.6	6.82%	41,458.1	3,725.6	9.19%	55,519.6	2,362.1	4.41%
Operating lease equipment, net(4)
U.S. Operating lease equipment, net(4)	5,117.9	426.6	8.34%	4,918.3	381.7	7.76%	6,272.1	280.9	4.48%
Non-U.S. operating lease equipment, net(4)	6,095.9	664.3	10.90%	6,062.7	588.7	9.71%	6,876.9	477.1	6.94%
Total operating lease equipment, net(4)	11,213.8	1,090.9	9.73%	10,981.0	970.4	8.84%	13,149.0	758.0	5.76%
Total earning assets(2)	45,050.9	$3,324.5	7.56%	52,439.1	$4,696.0	9.11%	68,668.6	$3,120.1	4.67%
Non interest earning assets
Cash due from banks	269.0			290.8			538.1
Allowance for loan losses	(412.0)			(294.8)			(1,367.8)
All other non-interest earning assets	3,098.4			3,521.7			5,735.9
Total Average Assets	$48,006.3			$55,956.8			$73,574.8
Average Liabilities
Borrowings
Deposits	$4,796.6	$111.2	2.32%	$4,780.1	$87.4	1.83%	$4,238.6	$150.5	3.55%
Long-term borrowings(5)	30,331.5	2,683.4	8.85%	38,856.5	2,992.6	7.70%	57,798.8	2,514.4	4.35%
Total interest-bearing liabilities	35,128.1	2,794.6	7.96%	43,636.6	3,080.0	7.06%	62,037.4	2,664.9	4.30%
U.S. credit balances of factoring clients	1,095.7			899.4			1,875.0
Non-U.S. credit balances of factoring clients	2.4			11.1			29.9
Non-interest bearing liabilities, noncontrolling interests and shareholders’ equity
Other liabilities	2,828.8			2,724.2			3,209.1
Noncontrolling interests	1.1			(5.2)			41.7
Stockholders’ equity	8,950.2			8,690.7			6,381.7
Total Average Liabilities and Stockholders’ Equity	$48,006.3			$55,956.8			$73,574.8
Net revenue spread			(0.40)%			2.05%			0.37%
Impact of non-interest bearing sources			1.61%			1.09%			0.31%
Net revenue/yield on earning assets(2)		$529.9	1.21%		$1,616.0	3.14%		$455.2	0.68%

(1)	The average balances presented are derived based on month-end balances during the year. Tax-exempt income was not significant in any years presented. Average rates are impacted by FSA accretion and amortization. 2009 Predecessor CIT average balances represent balances pre-FSA.

(2)	The rate presented is calculated net of average credit balances for factoring clients.

(3)	Non-accrual loans and related income are included in the respective categories.

(4)	Operating lease rental income is a significant source of revenue; therefore, we have presented the net revenues.

(5)	Interest and average rates include FSA accretion, including amounts accelerated due to redemptions or extinguishments, as well as prepayment penalties on the Series A Notes, the Series B Notes and the First Lien Term Loan, which were prepaid in 2011 and 2010.

CIT ANNUAL REPORT 2011    31

The table below disaggregates CIT’s year-over-year changes (2011 versus 2010 and 2010 versus Predecessor CIT 2009) in net interest revenue and operating lease margins as presented in the preceding tables between volume (level of lending or borrowing) and rate (rates charged customers or incurred on borrowings). 2011 and 2010 data is impacted by FSA accretion and the Company’s borrowing rates. 2009 was impacted by increases in our borrowing spreads (over Libor) due to market dislocation, our distressed circumstances and higher costs for maintaining liquidity, and lower asset yields due to lower market rates. See ’Net Finance Revenue’ section for further discussion.

Changes in Net Interest Income (dollars in millions)

	2011 Compared to 2010			2010 Compared to Predecessor CIT 2009
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
	Volume	Rate	Net	Volume	Rate	Net
Interest Income
Loans and leases (including held for sale)
U.S.	$(452.1)	$(674.3)	$(1,126.4)	$(1,711.2)	$2,838.3	$1,127.1
Non-U.S.	(198.6)	(170.1)	(368.7)	(422.1)	675.4	253.3
Total loans and leases	(650.7)	(844.4)	(1,495.1)	(2,133.3)	3,513.7	1,380.4
Deposits with banks	(7.7)	12.3	4.6	7.0	(26.0)	(19.0)
Investments	8.5	(10.0)	(1.5)	(2.8)	4.9	2.1
Interest income	(649.9)	(842.1)	(1,492.0)	(2,129.1)	3,492.6	1,363.5
Operating lease equipment, net(1)	20.3	100.2	120.5	(184.1)	396.5	212.4
Interest Expense
Interest on deposits	0.4	23.4	23.8	9.9	(73.0)	(63.1)
Interest on long-term borrowings(2)	(754.2)	445.0	(309.2)	(1,458.9)	1,937.1	478.2
Interest expense	(753.8)	468.4	(285.4)	(1,449.0)	1,864.1	415.1
Net finance revenue	$124.2	$(1,210.3)	$(1,086.1)	$(864.2)	$2,025.0	$1,160.8

(1)	Operating lease rental income is a significant source of revenue; therefore, we have presented the net revenues.

(2)	Includes prepayment penalties and acceleration of FSA accretion resulting from redemptions and extinguishments of Series A Notes, Series B Notes and the First Lien Term Loan.

Item 6:  Selected Financial Data

32    CIT ANNUAL REPORT 2011

The average long-term borrowings balances presented below, both quarterly and for the full year, are derived based on daily balances and the average rates are based on a 30 days per month day count convention. The average rates include FSA accretion, including amounts accelerated due to redemptions or extinguishments, as well as prepayment penalties on the Series A Notes, the Series B Notes and the First Lien Term Loan, which were prepaid in 2011 and 2010. The debt coupon rates at December 31, 2011, on a pre-FSA basis, are as follows: Secured Borrowings – 2.47%, Secured Series A Notes – 7.00%, Secured Series C Notes (exchanged from Series A Notes) – 7.00%, Secured Series C Notes: $1.3 billion at 5.25% and $0.7 billion at 6.625%, and Other Debt – 6.05%. The aggregate portfolio weighted average at December 31, 2011 was 5.15%.

Average Daily Long-term Borrowings Balances and Rates (dollars in millions)

	Quarters Ended
	December 31, 2011			September 30, 2011			June 30, 2011			March 31, 2011
	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)
Secured Borrowings(1)(3)	$9,623.6	$204.3	8.50%	$9,750.6	$111.8	4.59%	$10,087.5	$118.2	4.69%	$10,707.3	$129.2	4.83%
First Lien Term Loan(2)(3)	–	–	–	1,581.8	(58.2)	(14.72)%	3,040.8	50.7	6.67%	3,042.5	50.4	6.62%
Revolving Credit Facility	1,303.0	10.2	3.14%	614.2	4.7	3.04%	–	–	–	–	–	–
Secured Series A Notes(2)(3)	5,962.5	217.1	14.56%	7,801.2	294.5	15.10%	15,363.0	539.3	14.04%	18,756.6	487.1	10.39%
Secured Series B Notes(2)(3)	–	–	–	–	–	–	–	–	–	25.1	2.1	16.03%
Secured Series C Notes	2,000.0	30.1	6.02%	2,000.0	30.1	6.02%	2,000.0	30.1	6.02%	22.0	0.8	6.02%
Secured Series C Notes (Exchanged from Series A)(2)(3)	7,947.8	188.7	9.50%	7,914.1	188.0	9.50%	1,267.2	38.6	12.19%	–	–	–
Other Debt	86.2	2.8	12.99%	119.0	3.8	12.84%	146.8	4.4	12.11%	159.4	4.6	11.46%
Long-term borrowings	$26,923.1	$653.2	9.71%	$29,780.9	$574.7	7.72%	$31,905.3	$781.3	9.80%	$32,712.9	$674.2	8.24%

	Year Ended			Year Ended
	December 31, 2011			December 31, 2010
	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)
Secured Borrowings(1)(3)	$10,042.3	$563.5	5.61%	$12,986.0	$526.4	4.05%
First Lien Term Loan(2)(3)	1,916.3	42.9	2.24%	4,907.4	455.9	9.29%
Revolving Credit Facility	479.3	14.9	3.11%	–	–	–
Secured Series A Notes(2)(3)	11,970.8	1,538.0	12.85%	18,915.0	1,779.2	9.41%
Secured Series B Notes(2)(3)	6.3	2.1	16.03%	1,944.3	209.1	10.75%
Secured Series C Notes	1,505.5	91.1	6.05%	–	–	–
Secured Series C Notes (Exchanged from Series A) (2)(3)	4,282.3	415.3	9.70%	–	–	–
Other Debt	127.9	15.6	12.20%	206.8	22.0	10.64%
Long-term borrowings	$30,330.7	$2,683.4	8.85%	$38,959.5	$2,992.6	7.68%

(1)	The increase in average rate reflects the impact of accelerated FSA accretion on redeemed debt related to a student lending securitization.

(2)	The increase to interest and applicable annualized rate reflect accelerated FSA accretion due to the repayment and prepayment penalties as noted below.

(3)	The interest expense for the Secured Borrowings, the First Lien Term Loan, Series A Notes (including those exchanged) and Series B Notes include the following accelerated FSA accretion (amortization) and prepayment penalties:

	Quarters Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
First Lien Term Loan – accelerated FSA	$–	$(85.0)	$–	$–
Secured Series A Notes – accelerated FSA	64.3	87.4	113.3	24.7
Secured Series A Notes – prepayment penalty	9.2	20.0	50.0	20.0
Secured Series B Notes – accelerated FSA	–	–	–	(13.5)
Secured Series B Notes – prepayment penalty	–	–	–	15.0
Secured Borrowings – student lending facility	88.0	–	–	–
Total accelerated FSA and prepayment penalty	$161.5	$22.4	$163.3	$46.2

CIT ANNUAL REPORT 2011    33

	Years Ended December 31,
	2011	2010
First Lien Term Loan – accelerated FSA	$(85.0)	$(56.8)
First Lien Term Loan – prepayment penalty	–	89.0
Secured Series A Notes – accelerated FSA	289.7	–
Secured Series A Notes – prepayment penalty	99.2	–
Secured Series B Notes – accelerated FSA	(13.5)	(29.0)
Secured Series B Notes – prepayment penalty	15.0	48.9
Secured Borrowings – student lending facility	88.0	–
Total accelerated FSA and prepayment penalty	$393.4	$52.1

Item 6:  Selected Financial Data

34    CIT ANNUAL REPORT 2011

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

As of December 31, 2011 the Company had 3,526 employees and over $45 billion in assets.

During 2011, a portfolio of approximately $423 million, $546 million and $644 million of financing and leasing assets at December 31, 2011, 2010 and 2009, respectively, and other infrastructure was transferred from Corporate Finance to Vendor Finance as management determined the activity in this portfolio was more in line with Vendor Finance offerings. All prior period data, including operating results and credit metrics, has been conformed to the current presentation.

On November 1, 2009, CIT filed a prepackaged voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code and emerged on December 10, 2009. The terms “we”, “CIT” and “Company”, when used with respect to periods commencing after emergence from bankruptcy, are references to Successor CIT, and when used with respect to periods prior to emergence, are references to Predecessor CIT. Financial information about Successor CIT reflects the impact of fresh start accounting (“FSA”), unless otherwise indicated. Historical financial statements of Predecessor CIT are presented separately from CIT due to the impacts from FSA, which makes comparisons to 2009 less relevant.

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

2011 PRIORITIES AND COMMENTARY

Our 2011 priorities were developed to further advance our broader strategic initiatives focused on improving our financial strength, enhancing our business model, and further improving our approach to risk management and control functions.

The following highlights some of our accomplishments:

1.	Focus on growth in our four core businesses, both domestically and internationally

Increased new business activity. Committed new business volume was approximately $9.4 billion for 2011, up 83% from 2010. Funded new business volume increased 73% over 2010 to $7.8 billion, reflecting an increase of more than double in Transportation Finance and Corporate Finance, and an increase in Vendor Finance of 11%. Excluding the impact of portfolios that have been sold, Vendor Finance volume was up 28%.

Stabilized the client base in Trade Finance and factoring volume was up 2%, excluding the volume from our German operation, which is winding down. Total factoring volume of $25.9 billion was down 3% from 2010 as growth in CIT’s ongoing factoring operations was offset by lower German volume.

Grew commercial assets in fourth quarter. Commercial financing and leasing assets increased $0.9 billion during the fourth quarter to $27.9 billion, as funded volume exceeded sales and collections, but were down $0.8 billion for the year. Operating lease equipment increased $850 million during 2011 to $12.0 billion, reflecting deliveries of aircraft and purchases of railcars.

2.	Improve profitability, including reducing our cost of capital and operating expenses

Redeemed or extinguished over $9.5 billion of high cost debt in 2011, including:

-	$5.8 billion of 7% Series A Second-Priority Secured Notes (“Series A Notes”).

-	$3 billion of First Lien Term Loan.

-	$0.75 billion of 10.25% Series B Second-Priority Secured Notes (“Series B Notes”).

Entered into or renewed over $7.5 billion of secured financings in 2011, including:

-	Issued $2 billion of new Series C Second-Priority Secured Notes (“Series C Notes”).

-	Entered into a $2 billion Revolving Credit and Guaranty Agreement (the “Revolving Credit Facility”) resulting in lower costs and improved liquidity management flexibility.

-	Executed over $3.5 billion of financings in aggregate secured by railcars, aircraft, government guaranteed student loans, trade receivables and equipment leases.

CIT ANNUAL REPORT 2011    35

These activities, in conjunction with net deposit growth of $1.7 billion, reduced our weighted average coupon rates on outstanding deposits and long-term borrowings to 4.71% at December 31, 2011 from 5.31% at December 31, 2010. Including the $3.25 billion Series C offering in February 2012 and $6.5 billion of Series A redemptions either announced or completed during the first quarter of 2012, the weighted average coupon rates on outstanding deposits and long-term borrowings would have been 4.28% at December 31, 2011.

These transactions are further described in “Funding, Liquidity and Capital” later in the MD&A and in Item 8 Financial Data and Supplementary Data, Note 8 — Long Term Borrowings. The impact of the debt redemptions and extinguishment transactions on the 2011 statement of operations is summarized later in this section under 2011 Financial Overview.

In February 2012, we closed a private placement of $3.25 billion aggregate principal amount of Series C Notes, consisting of $1.5 billion principal amount due 2015 (the “2015 Notes”) and $1.75 billion principal amount due 2019 (the “2019 Notes”). The 2015 Notes priced at par and bear interest at a rate of 4.75% and the 2019 Notes priced at par and bear interest at a rate of 5.50%. Following the redemption of an additional $2.5 billion of Series A Notes in the first quarter of 2012, we announced on February 7, 2012, our intention to redeem the remaining Series A Notes of approximately $4 billion on March 9, 2012. The approximately $6.5 billion of Series A redemptions during the first quarter of 2012 in aggregate will result in the acceleration of FSA discount, and therefore increase first quarter 2012 interest expense, by up to $600 million. The final amount of FSA to be accelerated will not be known until after the final redemption has occurred.

As discussed further in “Funding, Liquidity and Capital”, once the Company’s remaining Series A Notes cease to be outstanding on March 9, 2012, all the collateral and subsidiary guarantees under the Series C Notes will be automatically released. In addition, all the collateral and subsidiary guarantees under the Revolving Credit Facility will also be released upon our completion of certain requirements as set forth under the Revolving Credit Facility, except for subsidiary guarantees from eight of the Company’s domestic operating subsidiaries (“Continuing Guarantors”). With the redemption of the remaining Series A Notes, the Cash Sweep requirement will also be eliminated.

Addressed the restrictive covenants contained in debt incurred as part of our 2009 restructuring:

-	We successfully completed an exchange offer in June 2011 through which approximately $8.8 billion of Series A Notes were exchanged for new Series C Notes. We also completed a consent solicitation in June 2011 through which the covenants in the Series A Notes maturing in 2015, 2016 and 2017, other than the Cash Sweep, were amended to generally conform to the less restrictive covenants in the outstanding Series C Notes.

-	Following the redemption in full of the 2014 Series A Notes in October 2011, most of the restrictive covenants under the Series A Notes were eliminated, providing the Company with greater financing and operating flexibility.

Reduced operating expenses for 2011 (exclusive of restructuring charges) 9% from 2010. Employee headcount at December 31, 2011 was 3,526, down 7% from a year ago, reflecting the sale of the Dell Canada operations, outsourcing and other efficiency actions.

3.	Expand the role of CIT Bank, both in asset origination and funding capabilities

-	Increased asset origination activity. 2011 committed loan volume rose to $4.4 billion from $1.2 billion for 2010, of which $3.2 billion was funded, up from $0.7 billion during 2010. The increase includes higher volumes from each of the commercial segments. Bank originations represented approximately 72% of the Company’s total U.S. funded volume in 2011 and approximately 39% for 2010.

-	Diversified deposit sources. Issued approximately $2.6 billion of deposits in 2011, primarily brokered deposits, at an average rate of 1.6%. Launched a retail online banking platform in October that currently offers a range of CDs directly to consumers and institutions. Non-brokered deposits issued during the fourth quarter totaled $0.6 billion at an average rate of 1.5%.

-	Obtained the necessary regulatory approvals and transferred into the Bank the Small Business Lending platform in March 2011 and the U.S. Vendor Finance platform in July 2011. Also, during 2011 the Bank began to purchase and lease railcars.

-	The Federal Deposit Insurance Corporation (“FDIC”) and the Utah Department of Financial Institutions (“UDFI”) terminated their Cease and Desist Orders against CIT Bank in April 2011.

During 2011 we also continued to advance business priorities relating to risk management, compliance and control functions. At year-end 2011, management believes it has made substantial progress in satisfying the requirements of the Written Agreement and continues to communicate closely with the FRBNY, which is in the process of reviewing and validating the remaining open items.

2011 FINANCIAL OVERVIEW

The Company has revised its financial results for the years ended December 31, 2011 and 2010, and the respective quarters in those years, from the results released in the Company’s January 31, 2012 Earnings Release and Current Report on Form 8-K filing. The revision relates to the correction of certain deferred tax balances. The impact of this correction is a $1.1 million and $1.9 million reduction in Net Income for the years ended December 31, 2011 and 2010, respectively, and a $0.01 reduction in Diluted Earnings per Share for each year.

Net income for the year ended December 31, 2011 was $27 million, $0.13 per diluted share. This compares to net income of $524 million, $2.61 per diluted share, for the year ended December 31, 2010. The decline reflects reduced benefits from fresh start accounting (“FSA”) accretion reflecting acceleration of debt FSA (increase to interest expense), lower asset levels and loss on debt extinguishments, which offset benefits resulting from our liability management initiatives, lower credit costs and reduced operating expenses. The components of FSA accretion and amortization are detailed in the following section “Fresh Start Accounting”. The net loss for the year ended December 31, 2009 of $4 million reflected high credit costs, impairment charges, FSA adjustments and preferred dividends, all of which offset the benefit from reorganization items.

Item 7:  Management’s Discussion and Analysis

36    CIT ANNUAL REPORT 2011

Pre-tax income for 2011 was $190 million, compared to $779 million in 2010. Both periods reflect benefits from FSA accretion; however, the benefit during 2011 was down significantly due to lower asset levels as well as significant acceleration of debt FSA discount (increase to interest expense), prepayment penalties and loss on extinguishment associated with the repayment of high cost debt. As presented in the table below, pre-tax income before FSA accretion and the impacts of debt related penalties and losses on extinguishment was $302 million in 2011, compared to a pre-tax loss of $575 million in 2010. Pre-tax income totaled $50 million for 2009, which included reorganization items and FSA adjustments, but did not have FSA accretion.

The following table presents the pre-tax results, and adjusts for FSA accretion and debt related transaction costs. This is a non-GAAP measurement.

(dollars in millions)	Years Ended December 31,
	2011	2010
Pre-tax Income/(Loss) – Reported	$190.2	$779.1
Net FSA Accretion (excluding debt related acceleration)	(416.9)	(1,406.1)
Accelerated FSA Net Discount/(Premium) on Debt Extinguishments and Repurchases	279.2	(85.8)
Pre-tax Income (Loss) – Excluding Net FSA Accretion	52.5	(712.8)
Debt Related – Prepayment Penalties	114.2	137.9
Debt Related – Loss on Debt Extinguishments	134.8	–
Pre-tax Income (Loss) – Excluding FSA Net Accretion & Debt Related Costs	$301.5	$(574.9)

Net finance revenue(1) (NFR) totaled $530 million for 2011 and $1.6 billion for 2010. The decline from a year ago reflects less FSA accretion and a lower level of earning assets, which offset improved funding costs. Average earning assets of $34.3 billion decreased $6.5 billion from a year ago, largely due to asset sales. Net FSA accretion included in NFR totaled $25 million for 2011 and $1.4 billion for 2010. Before FSA accretion and debt prepayment penalties, NFR was $619 million for 2011 and $357 million for 2010. NFR totaled $455 million in 2009.

Net finance revenue as a percentage of average earning assets (“finance margin”) was 1.54%, compared to 3.96% for 2010. Excluding FSA and debt prepayment penalties, adjusted net finance margin was 1.61%, up from 0.75% in 2010. The 2011 finance margin reflected stabilizing asset yields and reduced debt costs, partially offset by lower benefits from the GSI Facilities discussed in Funding, Liquidity and Capital.

Net operating lease revenue(1) increased from $1.0 billion in 2010 to $1.1 billion in 2011 due to lower depreciation expense on operating lease equipment and higher asset balances. The decrease in depreciation expense is primarily due to operating lease equipment moved to held for sale, for which depreciation expense is no longer recognized.

Provision for credit losses for 2011 was $270 million, down from $820 million in 2010, which included a reserve build of $416 million for the establishment of loan loss reserves post the adoption of FSA. The 2011 trend in provisions reflects a continued reduction in specific reserves, and improved portfolio credit quality, including lower net charge-offs and non-accrual balances. The provision for 2009 totaled $2.7 billion, reflecting a weak credit environment and higher asset level.

Other income (excluding operating lease rentals) for 2011 was $956 million, down 5% from 2010. The decline reflects lower recoveries of loans charged off pre-emergence and loans charged off prior to transfer to held for sale and higher impairment charges on assets held for sale, which offset higher asset sales gains and fees and other revenue. Other income was a net charge of $335 million in 2009 reflecting a change in derivative fair value under the CFL Facility, losses on assets sold at a discount, losses on derivatives and foreign currency exchange impact.

Operating expenses were $891 million for 2011, down 13% from 2010, largely on lower compensation and benefits. Headcount at year end 2011 declined 7% from the prior year to 3,526. Operating expenses for 2009 were $1,150 million and included higher compensation and benefit costs reflecting headcount of 4,293 and $98 million of professional fees related to the restructuring.

Provision for income taxes was $159 million for 2011, compared to $251 million for 2010. The tax provision predominantly reflects provisions for taxable income generated by our international operations and no income tax benefit on our U.S. losses. The 2011 provision also includes deferred tax expense resulting from a change in the Company’s assertions regarding indefinite reinvestment for certain unremitted foreign earnings, which was primarily driven by the fourth quarter re-evaluation of the Company’s debt and capital structures of its subsidiaries. The income tax benefit for 2009 was $133.2 million, which was primarily driven by the recognition of net deferred tax assets resulting from FSA write-downs of assets used in the Company’s international operations. See Income Taxes for further details.

Total assets at December 31, 2011 were $45.2 billion, down $6.2 billion from a year ago. Cash and short-term investments totaled $8.4 billion, down $2.8 billion reflecting liability management initiatives, including debt repayments. Loans held for investment decreased $4.7 billion during 2011 to $19.9 billion primarily due to asset sales, run-off of the consumer portfolio and the transfer of student loans to held for sale. Assets held for sale totaled $2.3 billion, including nearly $1.7 billion of student loans. Operating lease equipment increased $850 million to $12.0 billion, reflecting deliveries of aircraft and purchases of railcars. Total assets at December 31, 2009 were $60.5 billion, primarily reflecting portfolio loans of $35.2 billion and operating leases of $10.9 billion. The decline in loans from 2009 reflects the strategic sales of non-core portfolios, run-off of the consumer portfolio and portfolio collections in excess of new volume.

Funded new business volume of $7.8 billion increased 73% from 2010 while committed new business volume of $9.4 billion increased 83% from a year ago. Both metrics include an increase

(1)	Net finance revenue, average earning assets and net operating lease revenue are non-GAAP measures; see reconcilliation of non-GAAP to GAAP financial information.

CIT ANNUAL REPORT 2011    37

of more than double in Transportation Finance and Corporate Finance volumes, while Vendor Finance increases were tempered by portfolio sales. Excluding portfolios sold, Vendor Finance volume was up 28%. Funded volumes were $7.0 billion in 2009. Factoring volume was up 2%, excluding the volume from our German operation, which is winding down. Total factoring volume of $25.9 billion was down 3% from 2010 as growth in CIT’s ongoing factoring operations was offset by lower German volume.

Credit metrics improved as net charge-offs, non-accrual loans and inflows to non-accruals declined from 2010. Net charge-offs were $265 million, down from $465 million in 2010. The favorable comparisons were driven primarily by Vendor Finance, which had strong recoveries in 2011 and in 2010 reported higher charge-offs relating to liquidating portfolios and the acceleration of delinquency-based charge-offs. Net charge-offs do not reflect recoveries of loans charged off pre-emergence and loans charged off prior to transfer to held for sale. Recoveries on these loans are recorded in other income and totaled $124 million in 2011 and $279 million for 2010. Non-accrual loans were $702 million at December 31, 2011, down $915 million from the prior year, as all commercial segments reported declines, both in amount and as a percentage of receivables.

PRIOR PERIOD REVISIONS

As part of a management review of operational procedures, it was determined that refunds of unresolved credits are owed to certain Trade Finance customers (i.e. typically retailers). Although not material to any given period, the aggregate amount of the credits is approximately $68 million, approximately 0.02% of the factoring volume for the affected periods, which accumulated over the ten year period ending in early 2011. Approximately $66 million of the balance relates to activity that occurred prior to December 31, 2009, the convenience date for our adoption of FSA. When reviewing this error in conjunction with other immaterial errors impacting prior periods, management concluded that the corrections did not, individually or in the aggregate, result in a material misstatement of the Company’s consolidated financial statements for any prior period, but correcting these items in the 2011 fourth quarter would have been material to the 2011 statement of operations.

As it relates to the Trade Finance obligation, we recorded a liability and a charge to income in 2009 of approximately $66 million, with the remainder of the liability and charge to income being recorded in 2010 ($1.8 million) and 2011 ($0.5 million). As a result of our adoption of FSA, the recognition of the $66 million liability in 2009 resulted in a corresponding increase to goodwill.

Management will revise in subsequent quarterly filings on Form 10-Q and has revised in Item 8 Financial Data and Supplementary Data, Note 27 — Select Quarterly Data, its previously reported financial statements for 2011, 2010 and 2009. All prior period data reflects the revised balances.

2012 PRIORITIES

Our 2012 priorities were developed to further advance our broader strategic initiatives centered on improving our financial strengths, enhancing our business model, and further improving our approach to risk management and control functions.

Specific business objectives established for 2012 include:

-	Accelerate Growth and Business Development Initiatives

-	Improve Profitability While Maintaining Financial Strength

-	Advance Transformation of Funding Profile

-	Continue to Enhance Internal Controls and Regulatory Relationships

Item 7:  Management’s Discussion and Analysis

38    CIT ANNUAL REPORT 2011

PERFORMANCE MEASUREMENTS

The following chart reflects key performance indicators evaluated by management and used throughout this management discussion and analysis:

KEY PERFORMANCE METRICS	MEASUREMENTS
Asset Generation – to originate new business and build earning assets.	-Origination volumes; and -Financing and leasing assets balances
Revenue Generation – lend money at rates in excess of cost of borrowing, earn rentals on the equipment we lease commensurate with the risk, and generate other revenue streams.
-Net finance revenue and other income;
-Asset yields and funding costs;
-Net finance revenue as a percentage of average earning assets (AEA); and
-Operating lease revenue as a percentage of average operating lease equipment (AOL).

Credit Risk Management – accurately evaluate credit worthiness of customers, maintain high-quality assets and balance income potential with loss expectations.	-Net charge-offs; -Non-accrual loans; classified assets; delinquencies; and -Loan loss reserve
Equipment and Residual Risk Management – appropriately evaluate collateral risk in leasing and lending transactions and remarket equipment at lease termination	-Equipment utilization; -Value of equipment; and -Gains and losses on equipment sales.
Expense Management – maintain efficient operating platforms and related infrastructure.	-Operating expenses and trends; and -Operating expenses as percentage of financing and leasing assets.
Profitability – generate income and appropriate returns to shareholders.	-Net income per common share (EPS); -Net income as a percentage of average earning assets (ROA); and -Net income as a percentage of average common equity (ROE).
Capital Management – maintain a strong capital position.	-Tier 1 and Total capital ratio; and -Tier 1 capital as a percentage of adjusted average assets (“Tier 1 Leverage Ratio”).
Liquidity Risk – maintain access to ample funding at competitive rates.	-Cash and short term investment securities; -Committed and available funding facilities; and -Debt maturity profile.
Market Risk – substantially insulate profits from movements in interest and foreign currency exchange rates.	-Net Interest Income (NII); and -Economic Value of Equity (EVE).

CIT ANNUAL REPORT 2011    39

FRESH START ACCOUNTING

Upon emergence from bankruptcy in 2009, CIT applied Fresh Start Accounting (FSA) in accordance with generally accepted accounting principles in the United States of America (GAAP). Accretion and amortization of certain FSA adjustments are reflected in operating results for 2011 and 2010 and described below.

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

Accretable and non-accretable discounts are tracked on a loan-by-loan basis. We record the transfer of loans to assets held for sale (HFS) in accordance with guidance in ASC 310-10-35-49. Upon transfer of a loan to HFS, it is carried at the lower of cost or fair value, which establishes a new basis for the loan and eliminates the specific accretable and non-accretable discounts. With the elimination of the specific accretable and non-accretable discount, there is no accretable discount to accrete into income in future periods. Contractual interest earned on loans while in HFS is recorded in Finance income. Gain or loss on the sale of the asset is recognized at the time of sale and is determined by comparing the proceeds received with the carrying value.

The following table presents FSA adjustments by balance sheet caption (dollars in millions):

Fresh Start Accounting: (Discount)/Premium

Accretable	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	December 31, 2009
Loans	$(621.8)	$(830.7)	$(976.5)	$(1,222.9)	$(1,438.9)	$(3,307.5)
Operating lease equipment, net	(2,803.1)	(2,837.5)	(2,891.6)	(2,952.9)	(3,020.9)	(3,237.9)
Intangible assets	63.6	73.5	84.1	99.1	119.2	225.1
Other assets	(113.1)	(139.1)	(165.4)	(195.4)	(225.6)	(320.8)
Total assets	$(3,474.4)	$(3,733.8)	$(3,949.4)	$(4,272.1)	$(4,566.2)	$(6,641.1)
Deposits	$14.5	$19.3	$24.4	$30.5	$38.5	$90.5
Long-term borrowings	(2,018.9)	(2,288.6)	(2,436.8)	(2,735.3)	(2,948.5)	(3,396.5)
Other liabilities	25.7	37.3	47.9	79.0	112.2	311.7
Total liabilities	$(1,978.7)	$(2,232.0)	$(2,364.5)	$(2,625.8)	$(2,797.8)	$(2,994.3)
Non-accretable
Loans	$(62.5)	$(110.5)	$(121.5)	$(255.6)	$(363.4)	$(1,654.1)
Goodwill	330.8	330.8	330.8	340.4	340.4	346.4
Total assets	$268.3	$220.3	$209.3	$84.8	$(23.0)	$(1,307.7)
Other liabilities	$197.9	$258.5	$277.0	$321.5	$360.2	$351.6
Total liabilities	$197.9	$258.5	$277.0	$321.5	$360.2	$351.6

The table below presents fresh start accretion and amortization based on the contractual maturities of the underlying assets and liabilities that have an accretable discount, with the accretable discount accreted/(amortized) based on a level yield basis. Actual results will differ from contractual realization when timing or amounts of payments received differ from contractual amounts due and when timing or amounts of payments made differ from contractual amounts owed. Differences will also occur if the

Item 7:  Management’s Discussion and Analysis

40    CIT ANNUAL REPORT 2011

assets are sold prior to their maturity, if the assets are transferred to held for sale, or if they become non-accrual and accretion is ceased. The differences from the estimates could vary materially and are inherently subject to significant uncertainties that may be beyond the control of the Company.

Accretion/(Amortization) of Fresh Start Accounting Adjustments (dollars in millions)

	Accretable Discount
	2012	2013 & Thereafter	Total Accretable Discount
Interest income	$180.7	$441.1	$621.8
Interest expense	(442.8)	(1,561.6)	(2,004.4)
Rental income on operating leases	(23.9)	(39.7)	(63.6)
Other income	18.9	94.2	113.1
Depreciation expense	223.3	2,579.8	2,803.1
Other liabilities	24.2	1.5	25.7
Total pretax impact	$(19.6)	$1,515.3	$1,495.7

Interest income is increased by the FSA accretion on loans, which primarily relates to Consumer ($0.3 billion) and Corporate Finance ($0.2 billion). Due to the contractual maturity of the underlying loans, the majority of the accretion on consumer loans will be over a longer time period, generally 10 years, while most commercial loan accretion income will be realized within the next 2 years. In addition to the scheduled accretion on loans recorded with each scheduled payment, the decline in accretable balance was accelerated during 2011 primarily as a result of asset sales. The declines in non-accretable balances were primarily due to asset sales and prepayments, and also reflect charge-offs.

Interest expense is increased by the FSA accretion of the long-term borrowings adjustment, which is recognized over the contractual maturity of the underlying debt. If the debt is repaid prior to its contractual maturity, and the repayment is accounted for as a debt extinguishment, accretion of the FSA discount on the underlying debt would be accelerated. If the repayment is accounted for as a debt modification, the FSA discount is amortized over the term of the new financing on an effective yield method. Debt maturity terms are: 2015–2017 for the Series A Notes (with the announced redemption of the remaining Series A Notes in March 2012, if the criteria for debt extinguishment accounting is met, then all of the associated FSA accretion dis played in the following table will be reflected in CIT’s 2012 first quarter results), 2015–2017 for the Series C Notes that were exchanged from Series A, and 2011–2040 for the other secured borrowings, of which over 80% is expected to be recognized by 2019. See “Funding, Liquidity and Capital” and Item 8 Financial Statements and Supplementary Data, Note 28 — Subsequent Events for additional information on Series A Notes redemptions.

The following table summarizes the estimated scheduled FSA accretion on the Series A Notes, Series C Notes and secured borrowings. The table assumes repayment of the Series A Notes on its scheduled due date except for the FSA related to the $2 billion redemption in January 2012 which is reflected in 2012. As noted above, the Company announced its intention to redeem the remaining Series A Notes in March 2012. If the criteria for debt extinguishment are met, then all of the Series A Notes accretable discount will be recorded in CIT’s first quarter 2012 results. Differences will also occur if contractual cash flows related to assets underlying the secured borrowings are received faster than obligated. The differences from the estimates could vary materially and are inherently subject to significant uncertainties that may be beyond the Company’s control.

Debt Type	Outstanding FSA Balance	2012	2013	2014	2015	2016 and Thereafter
Series A Notes(1)	$(618.1)	$(213.3)	$(86.7)	$(95.5)	$(105.3)	$(117.3)
Series C Notes(2)	(805.7)	(144.4)	(158.7)	(174.4)	(168.5)	(159.7)
Secured Borrowings	(545.2)	(94.1)	(75.1)	(55.3)	(37.2)	(283.5)
Other Debt	(49.9)	(2.0)	(2.2)	(2.5)	(2.9)	(40.3)
Deposits	14.5	11.0	4.3	0.6	(0.4)	(1.0)
Total	$(2,004.4)	$(442.8)	$(318.4)	$(327.1)	$(314.3)	$(601.8)

(1)	The 2012 amount includes approximately $130 million of FSA accretion related to the $2 billion redemption in January 2012. Since CIT had not announced by December 31, 2011 its intention to redeem either the $500 million of Series A Notes in February 2012 or the remaining $4 billion Series A Notes in March 2012, the FSA accretion relating to these is reflected in each year until its stated maturity.

(2)	The FSA discount relates to the Series A Notes that were exchanged to Series C Notes.

Depreciation expense is reduced by the accretion of the operating lease equipment discount, which relates primarily to Transportation Finance aircraft and rail operating lease assets. We estimate an economic average life before disposal of these assets of approximately 15 years for aerospace assets and 30 years for rail assets.

In conjunction with FSA, operating lease rentals were adjusted as of the emergence date. As a result, an intangible asset was recorded to adjust these contracts that were, in aggregate, above then current market rental rates. These adjustments (net) will be amortized, thereby lowering rental income (a component of Other Income) over the remaining term of the lease agreements

CIT ANNUAL REPORT 2011    41

on a straight line basis. Rental income is reduced by accretion of the intangible assets, which is based on the contractual maturity of the underlying operating lease. The majority of the remaining accretion has a contractual maturity of less than two years.

Goodwill, which is non-accretable, was recorded to reflect the excess of the reorganization equity value over the fair value of tangible and identifiable intangible assets, net of liabilities.

Other assets relates primarily to a discount on receivables from GSI in conjunction with the GSI Facilities as further described under “Funding, Liquidity and Capital”. The discount is accreted to Other Income over the expected payout of the receivables. Based on current estimates, approximately 54% of the remaining discount will be recognized within the next four years.

Other liabilities relates primarily to a non-accretable liability recorded to reflect the current fair value of aircraft purchase commitments outstanding at the time. As the aircraft are purchased, through 2018, the cost basis of the assets will be reduced by the associated liability.

The following table summarizes the impact of accretion and amortization of FSA adjustments on the Consolidated Statement of Operations for the years ended December 31:

Accretion/(Amortization) of Fresh Start Accounting Adjustments (dollars in millions)

	2011
	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Consumer	Corporate and Other	Total CIT
Interest income	$466.5	$61.1	$–	$136.3	$81.5	$–	$745.4
Interest expense	(366.0)	(230.8)	(19.7)	(89.5)	(151.7)	(46.3)	(904.0)
Rental income on operating leases	–	(56.1)	–	–	–	–	(56.1)
Depreciation expense	4.5	225.4	–	10.1	–	–	240.0
FSA – net finance revenue	105.0	(0.4)	(19.7)	56.9	(70.2)	(46.3)	25.3
Other income	86.5	17.3	–	–	8.6	–	112.4
Total	$191.5	$16.9	$(19.7)	$56.9	$(61.6)	$(46.3)	$137.7

	2010
	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Consumer	Corporate and Other	Total CIT
Interest income	$1,099.6	$105.4	$15.4	$281.3	$118.8	$–	$1,620.5
Interest expense	(218.2)	(103.9)	(8.1)	(41.6)	(24.7)	1.8	(394.7)
Rental income on operating leases	–	(103.7)	–	–	–	–	(103.7)
Depreciation expense	7.6	232.6	–	34.2	–	–	274.4
FSA – net finance revenue	889.0	130.4	7.3	273.9	94.1	1.8	1,396.5
Other income	73.3	14.7	–	–	7.3	0.1	95.4
Total	$962.3	$145.1	$7.3	$273.9	$101.4	$1.9	$1,491.9

Listed below is the accretion/(amortization) of the accretable discount for the years ended December 31, 2011 and 2010 based on the remaining contractual maturities of the underlying assets and liabilities that had an accretable discount at December 31, 2010 and 2009 and the actual results recorded in the years ended December 31, 2011 and 2010. The variance from contractual maturity amounts is due primarily to payments that were received or made on an accelerated basis (as compared to the contractual amounts due).

(dollars in millions)	2011		2010
	Contractual Accretion/ (Amortization)	Actual Accretion/ (Amortization)	Contractual Accretion/ (Amortization)	Actual Accretion/ (Amortization)
Interest income	$664.2	$745.4	$1,051.0	$1,620.5
Interest expense	(529.3)	(904.0)	(417.4)	(394.7)
Rental income on operating leases	(50.7)	(56.1)	(90.6)	(103.7)
Depreciation expense	246.5	240.0	276.9	274.4
FSA – net finance revenue	330.7	25.3	819.9	1,396.5
Other income	59.1	112.4	128.3	95.4
Total pretax impact	$389.8	$137.7	$948.2	$1,491.9

Item 7:  Management’s Discussion and Analysis

42    CIT ANNUAL REPORT 2011

NET FINANCE REVENUE(2)

The following tables present management’s view of consolidated margin and include the net interest spread we make on loans and on the equipment we lease, in dollars and as a percent of average earning assets.

Net Finance Revenue (dollars in millions)

	Years Ended December 31,
	CIT		Predecessor CIT
	2011	2010	2009
Interest income	$2,233.6	$3,725.6	$2,362.1
Rental income on operating leases	1,665.7	1,645.8	1,901.7
Finance revenue	3,899.3	5,371.4	4,263.8
Interest expense	(2,794.6)	(3,080.0)	(2,664.9)
Depreciation on operating lease equipment	(574.8)	(675.4)	(1,143.7)
Net finance revenue	$529.9	$1,616.0	$455.2
Average Earning Assets (“AEA”)	$34,336.5	$40,844.4	$59,990.8
As a % of AEA:
Interest income	6.50%	9.12%	3.94%
Rental income on operating leases	4.85%	4.03%	3.17%
Finance revenue	11.35%	13.15%	7.11%
Interest expense	(8.14)%	(7.54)%	(4.44)%
Depreciation on operating lease equipment	(1.67)%	(1.65)%	(1.91)%
Net finance revenue	1.54%	3.96%	0.76%
As a % of AEA by Segment:
Corporate Finance	3.02%	6.85%	2.25%
Transportation Finance	2.15%	1.40%	2.19%
Trade Finance	(1.27)%	(3.70)%	2.39%
Vendor Finance	7.04%	8.69%	2.90%
Commercial Segments	3.20%	4.68%	2.41%
Consumer	(0.31)%	1.28%	(0.24)%

Average earning assets are less than comparable balances in Item 6 (Average Balance Sheet tables) due to the exclusion of deposits with banks and other investments and the inclusion of credit balances of factoring clients.

(2)	Net finance revenue and average earning assets are non-GAAP measures; see reconcilliation of non-GAAP to GAAP financial information.

Net finance revenue (NFR) declined from a year ago as a lower level of earning assets and less FSA accretion offset the benefit from improved funding costs. Average earning assets declined 16% from 2010 largely due to asset sales and repayments. Net FSA accretion increased NFR by $25 million during 2011, compared to an increase of approximately $1.4 billion in 2010, due to lower interest income accretion and higher debt discount recognition reflecting accelerated debt payments. Likewise, NFR as a percentage of average earning assets (“Net Finance Margin”) declined from the prior year due in large part to a reduction in net FSA benefit.

Interest expense for 2011 included the impact of over $9.5 billion in debt redemptions and extinguishments as management continued to reduce CIT’s cost of capital via the repayment of high cost debt. Interest expense in 2011 included a total of $279 million of accelerated FSA net accretion and $114 million of prepayment penalties. During 2011, we redeemed or repurchased approximately $5.8 billion of principal balance of Series A Notes, extinguished the $3 billion First Lien Term Loan, and redeemed the remaining amount of Series B Notes of $752 million. We also redeemed at par the remaining balance of $500 million of Education Funding Capital Trust-II, a student lending securitization established in 2003, as the funding cost under this student lending securitization would have increased materially due to a ratings downgrade of the securitization debt by one of the rating agencies. Most of the student loans underlying this securitization were refinanced through the CFL Facility as discussed under “Funding, Liquidity and Capital”. Since this debt was specific to Consumer, that segment was charged the FSA acceleration, which totaled approximately $88 million. Accelerated FSA accretion and prepayment penalties on debt not specific to a segment were not allocated to the segments in 2011.

In August 2011, CIT established a $2 billion Revolving Credit Facility (the “Revolving Credit Facility”), which currently has an interest rate of LIBOR + 2.75% (with no floor) but can adjust down to as low as LIBOR + 2.00% based on CIT’s senior unsecured

CIT ANNUAL REPORT 2011    43

credit rating. In March 2011, we issued $2 billion of new secured Series C Notes, consisting of $1.3 billion of three year 5.25% fixed rate notes and $700 million of seven year 6.625% fixed rate notes. We also renewed or closed various other secured financings at attractive rates throughout the year, which are described in ”Funding, Liquidity and Capital”.

Deposits have increased, both in dollars and proportion of total fundings (19% at December 31, 2011 as compared to 12% at December 31, 2010). The weighted average rate of deposits at December 31, 2011 was 2.68%, compared to 3.13% at the end of 2010. For the year, the average rate of deposits was 2.79% in 2011, compared to 2.98% in the prior year.

As a result of our 2011 debt restructurings and the increased proportion of deposits to our total funding, we reduced weighted average coupon rates of outstanding deposits and long-term borrowings to 4.71% at December 31, 2011 from 5.31% at December 31, 2010. Including the $3.25 billion Series C offering in February 2012 and $6.5 billion of Series A redemptions either announced or completed during the first quarter of 2012, the weighted average coupon rates on outstanding deposits and long-term borrowings would have been 4.28% at December 31, 2011. See Select Financial Data section for more information on debt rates.

Subsequent to 2011:

-	During January and February 2012, we redeemed $2.5 billion of Series A Notes and on February 7, 2012, we announced the redemption of all the remaining approximately $4 billion of Series A Notes on March 9, 2012. If the criteria for debt extinguishment are met, then these redemptions in aggregate will result in the acceleration of FSA discount and therefore increase first quarter 2012 interest expense by up to $600 million. The final amount of FSA to be accelerated will not be known until after the final redemption has occurred.

-	On February 7, 2012, we closed a private placement of $3.25 billion aggregate principal amount of Series C Notes, consisting of $1.5 billion principal amount due 2015 at a rate of 4.75% and $1.75 billion principal amount due 2019 at a rate of 5.50%.

Net finance revenue for 2010 reflects net FSA accretion of $1,397 million. Exclusive of net FSA accretion, the decline from 2009 reflects lower earning assets and high cash balances, partially offset by interest expense savings from the accelerated repayment of high-cost debt and higher net operating lease revenues. As a result of our portfolio optimization efforts, our earning asset base declined throughout 2010. The asset decline was partially offset by new business volume and growth in operating lease assets. High debt costs remained a contributing factor in the low margin rate during 2010 and 2009. During 2010, we prepaid approximately $4.5 billion of our high cost first lien debt and refinanced the remaining $3 billion at a lower cost and redeemed $1.4 billion of the 10.25% Series B Notes. Interest expense for 2010 included prepayment penalty fees of $138 million. There was no impact from accretion or amortization of FSA adjustments for 2009.

As detailed in the following table, NFR as a percentage of AEA for 2011 and 2010 includes significant impact from net accretion as a result of FSA and debt prepayment penalties.

Adjusted Net Finance Revenue as a % of AEA

	Years Ended December 31
	2011		2010
Net finance revenue	$529.9	1.54%	$1,616.0	3.96%
FSA impact on net finance revenue	(25.3)	(0.23)%	(1,396.5)	(3.50)%
Secured debt prepayment penalties	114.2	0.30%	137.9	0.29%
Adjusted net finance revenue	$618.8	1.61%	$357.4	0.75%

Net finance revenue is a non-GAAP measure, see non-GAAP financial information.

Net Finance Margin excluding FSA and prepayment penalties improved over the prior year as lower funding costs and stabilizing asset yields partially offset reduced benefits from the GSI Facilities. While the benefits from the GSI Facilities were down, net finance margin continues to benefit from discount recapture stemming from collateral prepayments on the underlying securities. Generally, 2011 new business yields in Corporate Finance were up modestly on average but the market remains bifurcated with continued pricing pressure on traditional retail asset-based lending (“ABL”) and stability in cash flow loans. Utilization rates in air and rail assets in Transportation Finance were strong; rail lease rates continued to improve and air lease rate reflected some compression. Asset yields vary by vendor program, geography and types of credit in Vendor Finance, but were relatively stable in 2011.

Margin also continues to be impacted by our changing business mix, in which cash, student loans and liquid investments continue to represent a significant portion of the overall balance sheet. Growth in the relative proportion of commercial loans and leases, the continued refinancing of debt at lower rates and the proportion of deposits to total fundings should benefit margin.

Excluding FSA and the effect of prepayment penalties on high-cost debt, margin during 2010 grew sequentially during the first three quarters due to a decrease in high cost debt. During the fourth quarter, our yield compressed as the sale of non-strategic consumer receivables (which carried higher yields and a higher risk profile) in Vendor Finance and the pressure on rental margins, including the impact from the return of aircraft from a bankrupt carrier, more than offset the benefits of paying down high cost debt. In addition, there was a higher proportion of average cash in the fourth quarter.

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

Item 7:  Management’s Discussion and Analysis

44    CIT ANNUAL REPORT 2011

Net Operating Lease Revenue(3) as a % of Average Operating Leases (AOL) (dollars in millions)

	Years Ended December 31,

	CIT		Predecessor CIT
	2011	2010	2009
Rental income on operating leases	14.85%	14.99%	14.46%
Depreciation on operating lease equipment	(5.13)%	(6.15)%	(8.70)%
Net operating lease revenue %	9.72%	8.84%	5.76%
Net operating lease revenue %, excluding FSA	6.42%	5.68%	5.76%
Net operating lease revenue	$1,090.9	$970.4	$758.0
Average Operating Lease Equipment (“AOL”)	$11,213.8	$10,981.0	$13,149.0

(3)	Net operating lease revenue and average operating lease equipment are non-GAAP measures; see reconciliation of non-GAAP to GAAP financial information.

Net operating lease revenue increased in amount (components of which are provided in the Net Finance Revenue table above) and as a percentage of AOL, benefiting from lower depreciation expense in Vendor Finance (discussed further below). Net operating lease revenue also benefited from FSA accretion of approximately $184 million in 2011 and $171 million in 2010.

Net operating lease revenue for the aerospace and rail portfolios improved modestly from 2010, as higher utilization in the rail portfolio mitigated some renewal rate pressure, and aerospace benefited from lower maintenance costs. Utilization in both aerospace and rail car portfolios remains strong. All commercial aircraft except one were leased at December 31, 2011. Rail fleet utilization, including commitments, increased to 97% from 94% a year ago.

The 2011 results benefitted from lower depreciation expense, primarily in the Vendor Finance business, as a result of certain operating lease equipment being recorded as held for sale. When a long-lived asset is classified as held for sale, depreciation expense is no longer recognized but the asset is evaluated for impairment with any such charge recorded in other income. As a result, net operating lease revenue includes rental income on operating lease equipment classified as held for sale, but there is no related depreciation expense. Operating lease equipment in assets held for sale totaled $233 million at December 31, 2011, primarily reflecting assets relating to the previously announced Dell Europe platform sale in Vendor Finance and aerospace equipment. The amount of depreciation expense not recognized on operating lease equipment in assets held for sale in 2011 was approximately $68 million and not significant in 2010 and 2009.

During 2010, net operating lease revenue before FSA adjustments decreased slightly, as higher asset balances were offset by downward pressure on lease rents. Net operating lease revenue is primarily generated from the aircraft and rail transportation portfolios. Utilization remained strong in aerospace. Rail utilization rates, including customer commitments to lease, improved to 94% from 90% at December 31, 2009 on modest increases in activity across most major car types. Market rents improved modestly, but 2010 renewal rates remained under pressure.

Net operating lease revenue for 2009 of $758 million was down 8% from 2008 as the relatively strong performance of the commercial aerospace portfolio was offset by decreased rentals in rail. Rail lease and utilization rates were under pressure during 2009 as carriers and shippers reduced their fleets and returned cars to us. At December 31, 2009, our commercial aircraft portfolio was essentially all leased, while rail utilization decreased to 90% from 95% at December 31, 2008. See “Concentrations – Operating Leases” for additional information.

CREDIT METRICS

Management analyzes credit trends both before and after FSA in order to provide comparability with our longer-term credit trends (which included pre-emergence / historical accounting) and credit trends experienced by other market participants.

Consistent with modest growth in the U.S. economy, the credit quality of our portfolio improved in 2011, particularly in the second half of the year, as charge-offs, non-accrual loans and the provision for credit losses declined sequentially in every quarter of 2011, ending the year considerably below 2010 in all three metrics. The improvement was broad-based across the Commercial segments.

As a percentage of average finance receivables, net charge-offs in the Commercial segments were 1.68% in the current year versus 2.04% in 2010. Non-accrual loans in the Commercial segments declined 57% to $701 million (4.61% of Finance receivables) at December 31, 2011 from $1.6 billion (9.77%) at December 31, 2010. The provision for credit losses was $270 million for the year, down from $820 million in 2010. In addition to the improved credit metrics, the 2010 provision included amounts to rebuild an allowance following the reversal / re-characterization of the previous amount as fresh start discount in December 2009 in conjunction with the Company’s emergence from bankruptcy. Net charge-offs were particularly low in the fourth quarter of 2011, approaching historical low levels, in part reflecting continued strong recoveries. Given the recent high level of recoveries and our focus on prudent growth, which will likely increase finance receivables next year, management expects the provision for credit losses to increase from this fourth quarter level in 2012.

CIT ANNUAL REPORT 2011    45

Our credit metrics stabilized beginning in the second half of 2010. Non-accrual loans declined from a peak of $2.1 billion at the end of the second quarter to $1.6 billion at December 31, 2010, as additions to non-accrual loans dropped significantly in the second half. Charge-offs, while high compared to historical standards, were considerably below 2009 levels. Credit performance throughout 2009 was impacted negatively by ongoing economic weakness globally. Non-accrual loans and charge-offs increased significantly, particularly in the commercial real estate, printing, publishing, energy, lodging, leisure and small business lending sectors. Our Corporate Finance cash flow loan portfolio was most severely impacted. As a result, we had a higher provision for loan losses and increased our allowance for loan losses significantly from prior year levels.

As a result of adopting FSA, the allowance for loan losses at December 31, 2009 was eliminated and effectively recorded as discounts on loans as part of the fair value of finance receivables. A portion of the discount attributable to embedded credit losses is recorded as non-accretable discount and is utilized as such losses occur, primarily on impaired, non-accrual loans. Any incremental deterioration of loans in this group results in incremental provisions or charge-offs. Improvements or increases in forecasted cash flows in excess of the non-accretable discount will reduce any allowance on the loan established after emergence from bankruptcy. Once such allowance (if any) has been reduced and the account is returned to accruing status, the non-accretable discount is reclassified to accretable discount and is recorded as finance income over the remaining life of the account. For performing pre-emergence loans, an allowance for loan losses is established to the extent our estimate of inherent loss exceeds the FSA discount. Recoveries on pre-emergence (2009 and prior) charge-offs are reflected in other income, and totaled $86 million and $279 million for 2011 and 2010, respectively.

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

Our allowance for loan losses includes: (1) specific reserves for impaired loans, (2) non-specific reserves for estimated losses inherent in non-impaired loans based on our projected loss levels and (3) a qualitative adjustment to the reserve for economic risks, industry and geographic concentrations, and other factors not adequately captured in our methodology. Our policy is to recognize losses through charge-offs when there is high likelihood of loss after considering the borrower’s financial condition, underlying collateral and guarantees, and the finalization of collection activities.

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

The following table presents detail on our allowance for loan losses, including charge-offs and recoveries:

Allowance for Loan Losses and Provision for Credit Losses (dollars in millions)

	Years Ended December 31
	CIT		Predecessor CIT
	2011	2010	2009	2008	2007
Allowance – beginning of period	$416.2	$–	$1,096.2	$574.3	$577.1
Provision for credit losses(1)	269.7	820.3	2,660.8	1,049.2	241.8
Change related to new accounting guidance(2)	–	68.6	–	–	–
Other(1)	(12.9)	(8.2)	(12.2)	(36.8)	(64.6)
Net additions	256.8	880.7	2,648.6	1,012.4	177.2
Gross charge-offs	(368.8)	(510.3)	(2,068.2)	(557.8)	(265.4)
Recoveries(3)	103.6	45.8	109.6	67.3	85.4
Net Charge-offs	(265.2)	(464.5)	(1,958.6)	(490.5)	(180.0)
Allowance before fresh start adjustments	407.8	416.2	1,786.2)	1,096.2	574.3
Fresh start adjustments	–	–	(1,786.2)	–	–
Allowance – end of period	$407.8	$416.2	$–	$1,096.2	$574.3
Loans
Commercial Segments loans	$15,202.8	$16,552.7	$25,479.2	$40,654.0	$41,581.2
Consumer loans	4,682.7	8,075.9	9,683.7	12,472.6	12,179.7
Total loans	$19,885.5	$24,628.6	$35,162.8	$53,126.6	$53,760.9
Allowance
Commercial Segments	$407.8	$416.2	$–	$857.9	$512.2
Consumer	–	–	–	238.3	62.1
Total allowance for credit losses	$407.8	$416.2	$–	$1,096.2	$574.3

Item 7:  Management’s Discussion and Analysis

46    CIT ANNUAL REPORT 2011

(1)	Includes amounts related to reserves on unfunded loan commitments, letters of credit and for deferred purchase agreements, which are reflected in other liabilities.

(2)	Reflects reserves associated with loans consolidated in accordance with 2010 adoption of accounting guidance on consolidation of variable interest entities.

(3)	Recoveries for the years ended December 31, 2011 and 2010 do not include $124.1 million and $278.8 million of recoveries of loans charged off pre-emergence and loans charged off prior to transfer to held for sale, which are included in Other Income.

The following table summarizes the components of the provision and allowance:

(dollars in millions)	Provision for Credit Losses		Allowance for Loan Losses
For the years ended /at December 31:	2011	2010	2011	2010
Specific reserves on impaired loans	$(66.7)	$121.3	$54.6	$121.3
Non-specific reserves	71.2	234.5	353.2	294.9
Net charge-offs	265.2	464.5	–	–
Totals	$269.7	$820.3	$407.8	$416.2

The allowance for loan losses as a percentage of finance receivables was 2.05% (2.68% for Commercial segments), up from 1.69% (2.51% for Commercial segments) at December 31, 2010. Management also analyzes the amount of coverage on a pre-FSA basis by combining the non-accretable discount balance and the allowance for loan losses. On this basis, the ratio of total allowance and non-accretable FSA discount to pre-FSA loans was 2.29%, compared to 2.95% at December 31, 2010. For the commercial segments, total reserves on this basis were 3.00% and 4.31% as of December 31, 2011 and December 31, 2010, respectively. The consumer segment has lower reserves because it consists primarily of U.S. Government guaranteed student loans.

FSA discount and allowance balances by segment are presented in the following tables:

	At December 31, 2011
	Finance Receivables pre FSA	FSA – Accretable Discount	FSA – Non- accretable Discount(1)	Finance Receivables post FSA	Allowance for Credit Losses	Net Carrying Value
Corporate Finance	$7,089.2	$(178.7)	$(47.8)	$6,862.7	$(262.2)	$6,600.5
Transportation Finance	1,564.0	(77.0)	–	1,487.0	(29.3)	1,457.7
Trade Finance	2,431.4	–	–	2,431.4	(29.0)	2,402.4
Vendor Finance	4,495.9	(62.8)	(11.4)	4,421.7	(87.3)	4,334.4
Commercial Segments	15,580.5	(318.5)	(59.2)	15,202.8	(407.8)	14,795.0
Consumer	4,989.3	(303.3)	(3.3)	4,682.7	–	4,682.7
Total	$20,569.8	$(621.8)	$(62.5)	$19,885.5	$(407.8)	$19,477.7

	At December 31, 2010
	Finance Receivables pre FSA	FSA – Accretable Discount	FSA – Non- accretable Discount(1)	Finance Receivables post FSA	Allowance for Credit Losses	Net Carrying Value
Corporate Finance	$8,995.8	$(611.4)	$(311.5)	$8,072.9	$(304.0)	$7,768.9
Transportation Finance	1,537.3	(145.3)	(1.7)	1,390.3	(23.7)	1,366.6
Trade Finance	2,387.4	–	–	2,387.4	(29.9)	2,357.5
Vendor Finance	4,925.8	(183.6)	(40.1)	4,702.1	(58.6)	4,643.5
Commercial Segments	17,846.3	(940.3)	(353.3)	16,552.7	(416.2)	16,136.5
Consumer	8,584.6	(498.6)	(10.1)	8,075.9	–	8,075.9
Total	$26,430.9	$(1,438.9)	$(363.4)	$24,628.6	$(416.2)	$24,212.4

CIT ANNUAL REPORT 2011    47

	At December 31, 2009
	Finance Receivables pre FSA	FSA – Accretable Discount	FSA – Non- accretable Discount(1)	Finance Receivables post FSA	Allowance for Credit Losses	Net Carrying Value
Corporate Finance	$14,673.2	$(1,848.2)	$(885.8)	$11,939.2	$–	$11,939.2
Transportation Finance	2,082.2	(271.4)	(2.1)	1,808.7	–	1,808.7
Trade Finance	3,008.4	(10.6)	(6.8)	2,991.0	–	2,991.0
Vendor Finance	9,495.6	(453.8)	(301.6)	8,740.2	–	8,740.2
Commercial Segments	29,259.4	(2,584.0)	(1,196.3)	25,479.1	–	25,479.1
Consumer	10,865.0	(723.5)	(457.8)	9,683.7	–	9,683.7
Total	$40,124.4	$(3,307.5)	$(1,654.1)	$35,162.8	$–	$35,162.8

(1)	Non-accretable discount including certain accretable discount amounts relating to non-accrual loans for which accretion has been suspended.

The following table presents charge-off, by business segment. See Results by Business Segment for additional information.

Charge-offs as a Percentage of Average Finance Receivables (dollars in millions)

	Years Ended December 31,
	CIT				Predecessor CIT
	2011		2010		2009		2008		2007
Gross Charge-offs
Corporate Finance	$239.6	3.31%	$257.7	2.49%	$1,427.2	7.92%	$186.6	0.89%	$88.2	0.45%
Transportation Finance	6.6	0.48%	4.8	0.29%	3.4	0.14%	–	–	0.5	0.02%
Trade Finance	21.1	0.85%	29.8	1.12%	111.8	2.42%	64.1	0.95%	33.8	0.47%
Vendor Finance	97.2	2.17%	191.9	2.81%	386.4	3.36%	181.2	1.57%	86.9	0.79%
Commercial Segments	364.5	2.34%	484.2	2.25%	1,928.8	5.27%	431.9	1.04%	209.4	0.53%
Consumer	4.3	0.06%	26.1	0.30%	139.4	1.17%	125.9	0.99%	56.0	0.52%
Total	368.8	1.61%	510.3	1.68%	2,068.2	4.27%	557.8	1.02%	265.4	0.52%
Recoveries(1)
Corporate Finance	33.5	0.46%	12.0	0.12%	40.4	0.22%	14.5	0.06%	21.4	0.11%
Transportation Finance	0.1	0.01%	–	–	0.9	0.04%	1.3	0.05%	32.7	1.41%
Trade Finance	10.9	0.44%	1.2	0.04%	3.2	0.07%	1.9	0.03%	2.1	0.03%
Vendor Finance	57.9	1.29%	31.8	0.47%	58.0	0.50%	43.6	0.40%	26.2	0.24%
Commercial Segments	102.4	0.66%	45.0	0.21%	102.5	0.28%	61.3	0.15%	82.4	0.21%
Consumer	1.2	0.02%	0.8	0.01%	7.1	0.06%	6.0	0.05%	3.0	0.03%
Total	103.6	0.45%	45.8	0.15%	109.6	0.23%	67.3	0.12%	85.4	0.17%
Net Charge-offs
Corporate Finance	206.1	2.85%	245.7	2.37%	1,386.8	7.70%	172.1	0.83%	66.8	0.34%
Transportation Finance	6.5	0.47%	4.8	0.29%	2.5	0.10%	(1.3)	(0.05)%	(32.2)	(1.39)%
Trade Finance	10.2	0.41%	28.6	1.08%	108.6	2.35%	62.2	0.92%	31.7	0.44%
Vendor Finance	39.3	0.88%	160.1	2.34%	328.4	2.86%	137.6	1.19%	60.7	0.55%
Commercial Segments	262.1	1.68%	439.2	2.04%	1,826.3	4.99%	370.6	0.89%	127.0	0.32%
Consumer	3.1	0.04%	25.3	0.29%	132.3	1.11%	119.9	0.94%	53.0	0.49%
Total	$265.2	1.16%	$464.5	1.53%	$1,958.6	4.04%	$490.5	0.90%	$180.0	0.35%

(1)	Amounts for the years ended December 31, 2011 and December 31, 2010 do not include $124.1 million and $278.8 million of recoveries of loans charged off pre-emergence and loans charged off prior to transfer to held for sale.

Item 7:  Management’s Discussion and Analysis

48    CIT ANNUAL REPORT 2011

Gross Charge-offs (pre-FSA) as a Percentage of Average Finance Receivables (AFR) (dollars in millions)

	Years Ended December 31,
	CIT				Predecessor CIT
	2011		2010		2009		2008		2007
Gross Charge-offs
Corporate Finance	$300.1	3.86%	$602.0	4.95%	$1,427.2	7.92%	$186.6	0.89%	$88.2	0.45%
Transportation Finance	6.6	0.45%	5.0	0.27%	3.4	0.14%	–	–	0.5	0.02%
Trade Finance	21.1	0.85%	31.8	1.19%	111.8	2.42%	64.1	0.95%	33.8	0.47%
Vendor Finance	105.6	2.29%	312.7	4.27%	386.4	3.36%	181.2	1.57%	86.9	0.79%
Commercial Segments	433.4	2.65%	951.5	3.96%	1,928.8	5.27%	431.9	1.04%	209.4	0.53%
Consumer	14.2	0.18%	76.1	0.78%	139.4	1.17%	125.9	0.99%	56.0	0.52%
Total	$447.6	1.85%	$1,027.6	3.05%	$2,068.2	4.27%	$557.8	1.02%	$265.4	0.52%

Net charge-offs as a percentage of AFR on a consolidated basis, and for our Commercial segments, were 1.16% and 1.68%, down from 1.53% and 2.04% for 2010. Much of the improvement was due to higher recoveries, as gross charge-offs as a percentage of AFR for the year were comparable to 2010. In contrast to the prior two years, when Corporate Finance most impacted the overall trends, the majority of the 2011 improvement was reflected in the Vendor Finance segment. Corporate Finance net charge-offs, while down in amount from the prior year, were up in percentage, as 2011 charge-offs were high in the energy sector. Transportation Finance had a minimal level of charge-offs in all periods presented, as the majority of assets in this segment are operating leases. Trade Finance net charge-offs remained low, reflecting improved credit performance and continued recoveries. Vendor Finance net charge-offs were considerably below prior periods, reflecting both reduced gross charge-offs and high recoveries, with the improvement across all regions. Prior year Vendor Finance charge-offs were high due to a policy refinement in the third quarter of 2010, which accelerated delinquency-based charge-offs to 150 days from the previous 180 days. Consumer charge-offs were down from the prior year due to reduced charge-offs in the private student loan portfolio. The Consumer portfolio consists primarily of student loans that are 97%–98% guaranteed by the U.S. government, thereby mitigating our ultimate credit risk.

In 2010 Corporate Finance was the primary driver of charge-off trends, as this segment continued to be our business most severely impacted by the weak economic environment due to a higher proportion of leveraged cash flow loans and exposure to industries dependent on discretionary business and consumer spending. Though down from 2009, credit losses remained high in the energy, print, media and gaming industries, as well as in our small business lending unit. The 2010 and 2009 charge-offs for Transportation Finance were largely related to business air loans, while the large recovery in 2007 related to a charge-off taken on a U.S. hub carrier in 2005. Trade Finance net charge-offs in 2010 improved from 2009, as the continued lackluster retail environment was mitigated by inventory reduction, cost containment and liquidity management discipline by retail customers. The tables below present information on non-performing loans, which includes assets held for sale for each period:

Non-accrual and Past Due Loans at December 31 (dollars in millions)

	CIT			Predecessor CIT
	2011	2010	2009	2009(1)	2008	2007
Non-accrual loans
U.S.	$623.3	$1,336.1	$1,465.5	$2,335.3	$1,081.7	$387.0
Foreign	77.8	280.7	108.8	292.4	138.8	82.0
Commercial Segments	701.1	1,616.8	1,574.3	2,627.7	1,220.5	469.0
Consumer	0.9	0.7	0.1	197.7	194.1	8.5
Non-accrual loans	$702.0	$1,617.5	$1,574.4	$2,825.4	$1,414.6	$477.5
Troubled Debt Restructurings
U.S.	$427.5	$412.4	$116.5	$189.2	$107.6	$44.2
Foreign	17.7	49.3	4.5	24.9	21.7	23.7
Restructured loans	445.2	$461.7	$121.0	$214.1	$129.3	$67.9
Government guaranteed accruing student loans past due 90 days or more	$390.3	$433.6	$480.7	$493.7	$466.5	$409.9
Other accruing loans past due 90 days or more	2.2	1.7	89.4	88.2	203.1	44.9
Accruing loans past due 90 days or more	$392.5	$435.3	$570.1	$581.9	$669.6	$454.8

(1)	Reflects balances pre-FSA.

CIT ANNUAL REPORT 2011    49

Non-accrual loans as a Percentage of Finance Receivables at December 31 (dollars in millions)

	CIT						Predecessor CIT
	2011		2010		2009		2009(1)
Corporate Finance	$497.9	7.26%	$1,225.0	15.17%	$1,374.8	11.52%	$2,226.1	14.64%
Transportation Finance	45.0	3.03%	63.2	4.55%	6.8	0.38%	8.4	0.38%
Trade Finance	75.3	3.10%	164.4	6.89%	90.5	3.03%	97.3	3.24%
Vendor Finance	82.9	1.88%	164.2	3.49%	102.2	1.17%	295.9	3.14%
Commercial Segments	701.1	4.61%	1,616.8	9.77%	1,574.3	6.18%	2,627.7	8.80%
Consumer	0.9	0.02%	0.7	0.01%	0.1	–	197.7	1.74%
Total	$702.0	3.53%	$1,617.5	6.57%	$1,574.4	4.48%	$2,825.4	6.86%

	2011(1)		2010(1)
Corporate Finance	$549.0	7.74%	$1,583.2	17.60%
Transportation Finance	52.0	3.32%	71.3	4.64%
Trade Finance	75.3	3.10%	164.4	6.89%
Vendor Finance	100.2	2.23%	195.7	3.97%
Commercial Segments	776.5	4.98%	2,014.6	11.29%
Consumer	0.9	0.02%	1.0	0.01%
Total	$777.4	3.78%	$2,015.6	7.63%

(1)	Reflects balances pre-FSA. See Non-GAAP Financial Measurements for reconciliation to GAAP measurement.

Non-accrual loans at December 31, 2011 were down 57% from the prior year, as all commercial segments reported declines from the prior periods, both in amount and as a percentage of finance receivables. The lower Trade Finance and Vendor Finance non-accrual balances reflect repayment and improved credit performance. The decline in Corporate Finance reflected repayments and sales, including the 2011 fourth quarter sale of approximately $60 million in non-performing loans in the first phase of a structured sale. In January 2012, the sale of other tranches of the loan portfolio sale was completed, totaling $138 million, including $78 million in non-performing loans. Another $53 million in loans $(50 million in non-performing) is expected to close in subsequent phases in the first quarter of 2012. CIT is providing seller financing for 60% of the aggregate sales price in conjunction with this transaction.

Approximately 81% of our non-accrual accounts were paying currently at December 31, 2011, and our impaired loan carrying value (including FSA discount, specific reserves and charge-offs) to estimated outstanding contractual balances approximated 52%. For this purpose, impaired loans are comprised principally of non-accrual loans over $500,000 and TDRs.

The reduction in Corporate Finance non-accruals from 2009 to 2010 reflected workouts and asset sales, as well as a reduction in new account additions during the second half of 2010 in the previously-mentioned sectors that are impacted by economic weakness caused by lower consumer spending. Trade Finance nonaccrual balances increased in 2010 from 2009 as clients and retailers remained challenged by reduced consumer demand resulting from high unemployment levels, while the Transportation Finance non-accrual loan balance in 2010 was comprised primarily of one leveraged-finance account and one commercial air account. The reduction in pre-FSA Consumer non-accrual loans from 2009 reflects the sale of substantially all the private student lending portfolio and the valuation of the remaining private loan portfolio in assets held for sale.

Pre-FSA non-accrual loans declined significantly at December 31, 2011 from 2010, reflecting the trends discussed above, including sales and repayments, plus improved credit quality. This followed a 2010 decline of 29% in amount from 2009, as reductions in Corporate Finance and Vendor Finance were mitigated by increases in Transportation Finance and Trade Finance. This decline followed a virtual doubling of non-accrual loan balances during 2009, most notably in Corporate Finance, reflecting the negative performance by our borrowers and the prolonged global recessionary economic environment. Though down in amount from 2009, the continued portfolio liquidation during the year resulted in an increase in 2010 non-accrual loans as a percentage of finance receivables from the prior year. Reported non-accrual loans, including related FSA discounts, increased 3% from 2009, as losses on non-accrual loans are first applied against discounts and thus do not reduce post-FSA loan balances to the same extent as pre-FSA balances.

Item 7:  Management’s Discussion and Analysis

50    CIT ANNUAL REPORT 2011

Foregone Interest on Non-accrual Loans and Troubled Debt Restructurings (dollars in millions)

	2011			2010
	U.S.	Foreign	Total	U.S.	Foreign	Total
Interest revenue that would have earned at original terms	$169.4	$18.6	$188.0	$244.7	$35.6	$280.3
Interest recorded	18.7	6.0	24.7	35.4	15.0	50.4
Foregone interest revenue	$150.7	$12.6	$163.3	$209.3	$20.6	$229.9

The Company periodically modifies the terms of loans / finance receivables in response to borrowers’ difficulties. Modifications that include a financial concession to the borrower, which otherwise would not have been considered, are accounted for as troubled debt restructurings (“TDRs”). For those accounts that were modified but were not considered to be TDRs, it was determined that no concessions had been granted by CIT to the borrower. Borrower compliance with the modified terms is the primary measurement that we use to determine the success of these programs.

The tables that follow reflect loan carrying values as of December 31, 2011 of accounts that have been modified.

Troubled Debt Restructurings and Modifications (dollars in millions)

	December 31, 2011			December 31, 2010
	Excluding FSA	Including FSA	% Compliant(1)	Excluding FSA	Including FSA	% Compliant(1)
Troubled Debt Restructurings
Deferral of interest and/or principal	$461.8	$394.8	94%	$345.8	$247.9	86%
Debt forgiveness	17.9	12.5	96%	66.1	45.4	96%
Interest rate reductions	24.6	19.0	100%	9.1	7.4	99%
Covenant relief and other	27.0	18.9	77%	188.8	161.0	55%
	$531.3	$445.2	94%	$609.8	$461.7	76%
Percent non accrual	63%	66%		95%	95%

	December 31, 2011		December 31, 2010(3)
Modifications(2)	Excluding FSA	% Compliant(1)	Excluding FSA	% Compliant(1)
Interest rate increase/ additional collateral	$14.9	100%	$126.3	100%
Extended maturity	183.6	100%	93.0	100%
Covenant relief	157.4	100%	61.4	100%
Principal deferment	0.3	100%	19.1	98%
Debt exchange	–	–	14.2	100%
Forbearance agreement	–	–	25.9	0%
Other	120.4	100%	30.9	100%
	$476.6	100%	$370.8	93%
Percent non accrual	10%		41%

(1)	% Compliant is calculated using carrying values including FSA for Troubled Debt Restructurings and carrying values excluding FSA for Modifications.

(2)	Table depicts the predominant element of each modification, which may contain several of the characteristics listed.

(3)	The 2010 balances were conformed to the current presentation, which excludes uncommitted factoring lines.

The reduction in the percentage of TDRs on non-accrual from 2010 primarily reflects the 2011 restructure of a Corporate Finance loan that was bifurcated into new separate junior and senior first lien debt tranches. While both tranches were reported in the TDR amounts above, the senior portion is on accrual given its collateral coverage.

See Note 2 — Loans for additional information regarding TDRs.

CIT ANNUAL REPORT 2011    51

OTHER INCOME

Other Income (dollars in millions)

	Years Ended December 31,
	CIT	CIT	Predecessor CIT
	2011	2010	2009
Rental income on operating leases	$1,665.7	$1,645.8	$1,901.7
Other:
Gains (losses) on loan and portfolio sales	311.9	268.8	(197.5)
Fees and other revenue	191.3	137.7	169.9
Gains on sales of leasing equipment	148.7	156.6	59.2
Factoring commissions	132.5	145.0	173.5
Recoveries of loans charged off pre-emergence and loans charged off prior to transfer to held for sale	124.1	278.8	–
Counterparty receivable accretion	112.4	95.4	–
Gains (losses) on investment sales	48.5	19.8	(57.9)
Change in estimated fair value TARP Warrant liability	–	–	70.6
Change in GSI Facilities derivative fair value	–	–	(285.0)
(Losses) gains on derivatives and foreign currency exchange	(0.3)	(70.7)	(187.6)
Impairment on assets held for sale	(113.1)	(25.9)	(79.8)
Total other	956.0	1,005.5	(334.6)
Total other income	$2,621.7	$2,651.3	$1,567.1

Total Other Income includes Rental Income on Operating Leases and Other. Rental income on operating leases increased slightly from the prior year. Rental income decreased in 2010 as compared to 2009 on lower asset balances, as average operating lease equipment declined 16%. Rental income is discussed in “Net Finance Revenues” and “Financing and Leasing Assets – Results by Business Segment”. See also “Concentrations – Operating Leases” for additional information on operating leases.

Other income (excluding operating lease rentals) for 2011 was $956 million, down 5% from the prior year. The decline reflects lower recoveries of loans charged off pre-emergence and loans charged off prior to transfer to held for sale, an increase in impairment on assets held for sale, partially offset by increased gain on loan and portfolio sales, decrease in loss on derivatives and foreign currency exchange and increased fees and other revenue. The prior year benefited from higher sale gains and recoveries on loans charged off pre-emergence as compared to 2009. Other income in 2009 reflected loan sales at discounts, impairment charges on investments and retained interests and the recognition of a $285 million charge related to a derivative in conjunction with the reduction in the size of the CFL Facility.

Gains (losses) on loan and portfolio sales reflected sales volume of $2.6 billion, consisting of $1.3 billion in Consumer, $0.8 billion in Corporate Finance, $0.4 billion in Vendor Finance, and approximately $0.1 billion in Transportation. Corporate Finance had over 70% of the gains, including $55 million in the fourth quarter related to the first phase of a loan portfolio sale in excess of $200 million. The high gain percentage resulted from the low carrying values as many of the loans were non-accrual and included FSA adjustments. In January 2012, the sale of other tranches of the loan portfolio sale was completed, totaling $138 million, including $78 million in non-performing loans. Another $53 million in loans $(50 million in non-performing) is expected to close in subsequent phases in the first quarter of 2012. Sales volume was $4.2 billion in 2010, consisting of $1.8 billion in Corporate Finance, $1.6 billion in Vendor Finance, $0.7 billion in Consumer, and $0.1 billion in Transportation.

Fees and other revenue are comprised of asset management, agent and advisory fees, and servicing fees, as well as income from joint ventures and other activity. The 2011 amount includes $59 million of proceeds received in excess of carrying value on non-accrual accounts held for sale, primarily Corporate Finance loans, which were repaid or had another workout resolution. Principal recovery on these accounts is reported in recoveries of loans charged off prior to transfer to held for sale. Transportation Finance benefitted in 2011 from $11 million related to a change in the aircraft order book and corresponding acceleration of FSA. Vendor Finance fees and other revenue improved in 2011 as 2010 included reduced joint venture earnings. Agent and advisory fees and commissions declined over the past three years due to lower deal activity, and asset management and servicing fees declined on lower asset levels. 2010 fees and commissions declined in connection with bringing on-balance sheet certain previously securitized receivables, which reduced securitization-related servicing fees and eliminated retained interest accretion. 2009 fees and other revenue included securitization-related servicing fees, accretion and impairments.

Gains on sales of leasing equipment resulted from sales volume of $1.1 billion in 2011, $0.9 billion in 2010, and $0.6 billion in 2009. Equipment sales for 2011 consist of $0.5 billion in Transportation assets, $0.4 billion in Vendor Finance assets and $0.2 billion in Corporate Finance assets. Equipment sales for 2010 consist of

Item 7:  Management’s Discussion and Analysis

52    CIT ANNUAL REPORT 2011

$0.5 billion in Vendor Finance assets, $0.2 billion in Transportation assets and $0.2 billion in Corporate Finance assets.

Factoring commissions declined from 2010 and 2009, reflecting reductions in rates and factoring volume.

Recoveries of loans charged off pre-emergence and loans charged off prior to transfer to held for sale reflects repayments or other workout resolutions on loans charged off prior to emergence from bankruptcy and loans charged off prior to classification as held for sale. These recoveries are recorded as other income, not as a reduction to the provision for loan losses. Recoveries of loans charged off pre-emergence decreased in 2011 primarily due to lower Corporate Finance activity. Recoveries of loans charged off prior to transfer to held for sale increased in 2011 as Corporate Finance moved a pool of predominantly non-accrual loans to held for sale for which there was recovery activity during 2011.

Counterparty receivable accretion primarily relates to the accretion of a fair value mark on the receivable from GSI related to the GSI Facilities. See Note 8 — Long-term Borrowings.

Gains (losses) on investment sales reflects sales of equity investments, primarily in Corporate Finance, and includes $11 million related to the Corporate Finance fourth quarter portfolio sale. The 2010 gain primarily reflects the sale of our equity interest in Care Investment Trust Inc., an externally managed real estate investment trust (REIT) formed by CIT in 2007.

Change in estimated fair value TARP Warrant liability in 2009 resulted from derivative liability fair value accounting.

Change in GSI Facilities derivative fair value in 2009 represents a charge for a change in the fair value of the derivative financial instrument related to the CFL Facility, reflecting the downsizing of the commitment amount under the CFL Facility.

(Losses) gains on derivatives and foreign currency exchange largely are driven by transactional exposures and economic hedges that do not qualify for hedge accounting, and losses on interest rate swaps that arose from the bankruptcy. The 2011 net losses of $0.3 million reflect $41 million of gains primarily on non-qualifying foreign currency hedges and cross currency swaps, which were mostly offset by currency movements. 2010 losses were largely incurred in the first quarter before hedges were reestablished following our 2009 bankruptcy. Losses in 2009 primarily arose from bankruptcy when most of the derivative transactions that we used to establish our hedge positions were terminated.

Impairment on assets held for sale in 2011 includes $61 million of impairment charges related to Vendor Finance operating lease equipment that were transferred to held for sale in 2011. When a long-lived asset is classified as held for sale, depreciation expense is no longer recognized but the asset is evaluated for impairment with any such charge recorded in other income. (See Expenses for related discussion on depreciation on operating lease equipment.) Impairment charges also include $24 million, primarily relating to $2.2 billion of government-guaranteed student loans transferred to held for sale in the fourth quarter and $22 million relating to idle center beam railcars, which have been transferred to held for sale and will be scrapped in 2012. 2010 included $11 million of impairment related to student loans and $12 million related to sale of Corporate Finance loans.

EXPENSES

Other Expenses (dollars in millions)

	Years Ended December 31,
	CIT	CIT	Predecessor CIT
	2011	2010	2009
Depreciation on operating lease equipment	$574.8	$675.4	$1,143.7
Salaries and general operating expenses:
Compensation and benefits	494.7	570.7	522.5
Professional fees – other	120.9	114.7	125.9
Technology	75.3	75.0	77.0
Net occupancy expense	39.4	48.9	66.8
Professional fees – Restructuring Plan	–	–	98.4
Other expenses	147.8	160.6	216.6
Total salaries and general operating expenses	878.1	969.9	1,107.2
Provision for severance and facilities exiting activities	13.1	52.2	42.9
Goodwill and intangible assets impairment charges	–	–	692.4
Losses (gains) on debt and debt-related derivative extinguishments	134.8	–	(207.2)
Total expenses	$1,600.8	$1,697.5	$2,779.0
Headcount	3,526	3,778	4,293

CIT ANNUAL REPORT 2011    53

Depreciation on operating lease equipment is recognized on owned equipment over the lease term or estimated useful life of the asset. Depreciation expense totaled $575 million for 2011, down from $675 million last year and $1,144 million for 2009. FSA adjustments reduced depreciation expense by $240 million for 2011 and $274 million for 2010. The decline in depreciation also reflects the suspension of depreciation on operating lease equipment once it is transferred to held for sale, primarily related to Vendor Finance. The amount of depreciation not recognized on operating lease equipment in assets held for sale was approximately $68 million for 2011. See “Net Finance Revenues”. See also “Financing and Leasing Assets – Results by Business Segment“ and ”Concentrations – Operating Leases“ for additional information.

Operating expenses declined 9% in 2011 largely on lower compensation and benefits as headcount declined 7% from the prior year. Operating expenses decreased in 2010 as we focused on efficiency improvements, headcount reductions and facility consolidating activities to better correspond with the lower asset base.

-	Compensation and benefits decreased in 2011 primarily due to headcount reduction and because 2010 included additional retention related incentive compensation costs. Equity incentive awards are expensed over three years, which will add some pressure on run rate compensation expense until we reach a more steady state in 2013. Excluding incentive compensation costs, Compensation and benefits decreased in 2010 as compared to 2009.

-	Professional fees – other includes legal and other professional fees such as tax, audit, and consulting services and increased 5% in 2011 primarily due to higher risk management consulting fees and litigation-related costs.

-	Technology costs were stable with prior years.

-	Net Occupancy expense decreased due to real estate facility restructuring activities.

-	Other expenses in 2011 included lower costs for insurance and taxes (other than income related), and an increase in advertising & marketing costs. 2010 reflects lower costs than 2009 in connection with streamlining initiatives and lower discretionary spending.

-	Provision for severance and facilities exiting activities reflects various organization efficiency and cost reduction initiatives. Severance costs include employee termination benefits incurred in conjunction with these initiatives. The facility exiting activities primarily relate to location closings and include impact of outsourcing of student loan portfolio servicing in 2011 and facility consolidation charges principally in the New York region in 2010 and 2009. See Note 25 — Severance and Facility Exiting Reserves for additional information.

Goodwill and intangible assets impairment charges in 2009 relate to Corporate Finance and Trade Finance pretax goodwill impairment charges of $567.6 million and a pretax intangible asset impairment charge of $124.8 million.

Losses (gains) on debt and debt-related derivative extinguishments include a 2011 third quarter $146.6 million loss on debt extinguishments, primarily due to the write-off of original issue discount and fees associated with the repayment of the first lien term loan. An $11.8 million gain on debt extinguishments in the 2011 fourth quarter resulted from the repurchase of approximately $400 million of Series A debt at a discount in open market transactions. In 2009, gain (loss) on debt and debt-related derivative extinguishments includes a pretax $67.8 million gain recognized on our August 2009 note tender and a pretax gain of $139.4 million (net of costs to unwind related hedges) from the repurchase of $471 million of senior unsecured notes.

INCOME TAXES

Income Tax Data for the years ended December 31 (dollars in millions)

			Predecessor CIT
			2009
	CIT	CIT	Pre FSA/	FSA/
	2011	2010	Reorganization	Reorganization	Total
Provision (benefit) for income taxes	$154.1	$193.1	$9.0	$(213.6)	$(204.6)
Discrete items (Tax liability releases/NOL valuation adjustments/Changes in uncertain tax liabilities)	4.4	57.8	39.8	31.6	71.4
Provision (benefit) for income taxes – Total	$158.5	$250.9	$48.8	$(182.0)	$(133.2)
Effective tax rate – Total	83.4%	32.2%	(1.3)%	(4.7)%	(266.2)%
Effective tax rate – Total – excluding discrete items	81.0%	24.8%	(0.2)%	(5.5)%	(408.4)%

The Company’s full year tax provision of $158.5 million decreased in relation to a tax provision of $250.9 million in the prior year driven by lower international earnings and a decrease in net discrete items. Despite the lower income tax provision, the Company’s effective income tax rate increased as a result of the relative mix of domestic and international earnings and lower consolidated earnings. The provision reflects income tax expense on the earnings of certain international operations and no income tax benefit recorded on the domestic losses. A tax benefit was not recognized on the domestic losses because management has concluded that it does not currently meet the criteria to recognize these tax benefits considering its recent history of domestic losses.

Item 7:  Management’s Discussion and Analysis

54    CIT ANNUAL REPORT 2011

The full year 2011 tax provision included $4.4 million of net discrete tax expense items. The discrete items include an increase to an uncertain federal and state tax position that the Company has taken with respect to the recognition of certain losses, offset by a reduction in the domestic valuation allowance. Also, in the fourth quarter, the Company recorded deferred tax expense of $12.2 million of foreign withholding taxes consequent to a change in the Company’s assertions regarding indefinite reinvestment for certain unremitted foreign earnings. It also recorded domestic deferred tax expense of approximately $74.1 million associated with the change in its assertion regarding unremitted foreign earnings, which was entirely offset by a reduction in the domestic valuation allowance.

The 2010 tax provision before discrete items of $193.1 million was primarily driven by taxes on earnings from international operations, and valuation allowances against U.S. losses. The tax provision of $57.8 million for discrete items primarily relates to the establishment of valuation allowances against certain deferred tax assets partially offset by favorable settlements of prior year international tax audits. Income tax benefits were not recognized on domestic losses due to uncertainties related to future utilization of net operating loss carry forwards.

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

See Note 17 — Income Taxes for additional information.

RESULTS BY BUSINESS SEGMENT

We refined our expense and capital allocation methodologies during the first quarter of 2011. For 2011, Corporate and other includes certain costs that had been previously allocated to the segments, including prepayment penalties on high-cost debt payments and certain corporate liquidity costs, along with other debt extinguishment costs. In addition, we refined the capital and interest allocation methodologies for the segments. Management considered these as changes in estimations to better refine segment profitability for users of the financial information on a go forward basis. These changes had the most impact on Transportation Finance given the capital requirements for their forward-purchase commitments and reduced the interest expense charged to this segment. The refinement was not significant to the other segments. The 2010 balances are not conformed to the 2011 presentation.

During 2011, a portfolio of approximately $423 million, $546 million and $644 million of financing and leasing assets at December 31, 2011, 2010 and 2009, respectively, and other infrastructure was transferred from Corporate Finance to Vendor Finance as management determined the activity in this portfolio was more in line with Vendor Finance offerings. All prior period data, including operating results and credit metrics, has been conformed to the current presentation.

Throughout this section, comparisons to 2009 are limited and less relevant due to the impact of FSA. FSA accretion is applicable to 2011 and 2010 results, while 2009 includes significant reorganization charges and the initial recording of FSA.

See Note 23 — Business Segment Information for additional details.

Corporate Finance

Corporate Finance’s middle-market lending business in the U.S. and Canada provides lending, leasing and other financial and advisory services to the middle market sector, with a focus on specific industries, including Communications, Energy, Entertainment, Healthcare, Industrials, Information Services & Technology, Restaurants, Retail, and Sports & Gaming. We also have specialized business units focusing on small business lending in the U.S., and on financial sponsors in Europe. In 2011, Corporate Finance began select commercial real estate lending and equipment financing. Revenue is generated primarily from interest earned on loans, supplemented by fees collected on services provided.

Risks associated with the services provided by Corporate Finance are discussed in “Business Segments” section of Item 1 Business Overview.

CIT ANNUAL REPORT 2011    55

For the year ended December 31, (dollars in millions)

	CIT	CIT	Predecessor CIT
	2011	2010	2009
Earnings Summary
Interest income	$923.7	$1,693.0	$874.9
Interest expense	(706.1)	(976.8)	(469.1)
Provision for credit losses	(173.3)	(496.9)	(1,826.9)
Rental income on operating leases	18.0	24.7	33.3
Other income, excluding rental income on operating leases	546.9	599.9	(329.2)
Depreciation on operating lease equipment	(7.8)	(12.0)	(25.3)
Other expenses, excluding depreciation	(232.7)	(278.8)	(324.2)
Goodwill and intangible assets impairment charges	–	–	(316.8)
Reorganization items	–	–	(10.2)
Fresh start accounting adjustments	–	–	(2,009.1)
Income (loss) before (provision) benefit for income taxes	$368.7	$553.1	$(4,402.6)
Select Average Balances
Average finance receivables (AFR)	$7,224.2	$10,347.7	$18,015.0
Average operating leases (AOL)	52.9	95.0	129.9
Average earning assets (AEA)	7,537.0	10,633.3	18,356.4
Statistical Data
Net finance revenue (interest and rental income, net of interest and depreciation expense) as a % of AEA	3.02%	6.85%	2.25%
Funded new business volume	$2,702.7	$1,074.2	$993.3

Results for 2011 reflect decreased asset levels and $771 million lower FSA accretion, partially offset by $324 million lower provision for credit losses. Volume more than doubled from the prior year to $2.7 billion and CIT Bank originated approximately 80% of the 2011 U.S. funded volume. During 2011, Corporate Finance assets in CIT Bank more than doubled to $2.7 billion, while the legacy portfolio declined nearly 40% to $4.4 billion. New business yields were up modestly on average, but the market remains bifurcated with continued pricing pressure on traditional retail asset-based lending (“ABL”) and stability in cash flow loans.

-	Net finance revenue (interest and rental income, net of interest and depreciation expense) was $228 million, down from $729 million for 2010, as a result of lower loan FSA accretion and lower financing and leasing assets. FSA interest income accretion increased by $466 million for 2011 and $1.1 billion for 2010, with the reduced accretion primarily due to the reduced legacy portfolio. FSA interest expense accretion rose to $366 million in 2011 from $218 million in prior year driven by 2011 debt prepayments.

-	Other income includes $239 million of gains on $1.0 billion of equipment and receivable sales as compared to $231 million of gains on $2.0 billion of sales volume last year. Gains include $55 million in the fourth quarter related to the first phase of a loan portfolio sale in excess of $200 million, of which approximately $60 million in non-performing loans were sold. Other income also includes $86 million from recoveries of loans charged off pre-emergence and loans charged off prior to transfer to held for sale as compared to $208 million in 2010, and includes $44 million of proceeds received in excess of carrying value on non-accrual accounts held for sale, which were repaid or had another workout resolution.

-	Non-accrual loans declined to $498 million from $1,225 million last year on sales, payments and charge-offs. Net charge-offs were $206 million, a $40 million decrease from the prior year. The provision for credit losses declined as the prior year reflected reserves on certain media, energy and real estate accounts and increased non-specific reserves related to accelerating loss recognition in the small business lending portfolio.

-	Financing and leasing assets totaled $7.1 billion, down $1.2 billion from last year on asset sales and prepayments, which offset increased volume. In January 2012, the sale of other tranches of the loan portfolio sale was completed, totaling $138 million, including $78 million in non-performing loans. Another $53 million in loans $(50 million in non-performing) is expected to close in subsequent phases in the first quarter of 2012.

2010 compared to 2009

Corporate Finance results in 2010 benefited from $962 million of FSA accretion. FSA interest income accretion totaled $1.1 billion, which led to significant increase in interest income. In 2010, interest costs rose resulting from CIT’s post emergence debt structure and credit costs were significantly lower than 2009 as the portfolio credit performance stabilized and provisioning actions proved to be adequate. 2010 other income was significantly higher than the prior year driven by gains on asset sales and recoveries of pre-FSA charge-offs. Asset levels declined significantly as a result of sales of non-strategic assets and pre-payment activity. The 2009 reorganization and fresh start accounting amounts are associated with CIT’s bankruptcy and subsequent emergence.

Item 7:  Management’s Discussion and Analysis

56    CIT ANNUAL REPORT 2011

Transportation Finance

Transportation Finance leases primarily commercial aircraft to airlines globally and rail equipment to North American operators, and provides other financing to these customers as well as those in the defense sector. Revenue is generated from rents collected on leased assets, and to a lesser extent from interest on loans, fees, and gains from assets sold.

Risks associated with the services provided by Transportation Finance are discussed in “Business Segments” section of Item 1 Business Overview.

For the year ended December 31, (dollars in millions)

	CIT	CIT	Predecessor CIT
	2011	2010	2009
Earnings Summary
Interest income	$155.9	$231.1	$163.4
Interest expense	(881.9)	(970.8)	(546.2)
Provision for credit losses	(12.8)	(28.9)	(13.2)
Rental income on operating leases	1,372.8	1,241.5	1,374.5
Other income, excluding rental income on operating leases	99.4	82.3	31.1
Depreciation on operating lease equipment	(381.9)	(333.8)	(671.4)
Other expenses, excluding depreciation	(160.2)	(151.9)	(137.5)
Reorganization items	–	–	(854.7)
Fresh start accounting adjustments	–	–	(3,635.3)
Income (loss) before (provision) benefit for income taxes	$191.3	$69.5	$(4,289.3)
Select Average Balances
Average finance receivables	$1,380.0	$1,681.4	$2,494.9
Average operating leases	10,835.1	10,298.9	12,141.5
Average earning assets	12,327.6	11,980.9	14,641.2
Statistical Data
Net finance revenue as a % of AEA	2.15%	1.40%	2.19%
Operating lease margin as a % of AOL	9.15%	8.81%	5.79%
Funded new business volume	$2,523.5	$1,116.1	$1,246.1

Results for 2011 reflect the benefits of high utilization rates, increased asset levels, and lower funding costs due to a change in allocations, the impact of which is noted below. Financing and leasing assets grew $1.3 billion during the year including a $1.0 billion increase in the fourth quarter, with growth primarily in the Aerospace unit. Rail asset levels were largely stable with the prior year.

In the third quarter, the Aerospace unit placed an order with Airbus for 50 A320neo Family aircraft with deliveries scheduled to begin in 2016. In November 2011, an order was placed for the purchase of up to 25 E190 family aircraft from Embraer with deliveries scheduled through 2015. In 2011, the Rail unit entered into commitments to purchase 9,400 railcars from multiple manufacturers with deliveries in 2011 and 2012. During the year, approximately $600 million of loans were originated by CIT Bank, and in the fourth quarter the Bank took delivery of new railcars.

In 2011, we executed a $703 million railcar securitization that provided $562 million of funding through the BV Facility and approximately $375 million of secured aircraft financings backed by an ECA facility. We also closed $150 million of secured aircraft financing through a newly established facility guaranteed by the Export-Import Bank of the United States.

-	Transportation Finance pre-tax earnings were $191 million. Comparisons to 2010 periods reflect lower interest expense in 2011 due to changes in segment allocations instituted in 2011. On a comparable basis, pre-tax earnings would have been $269 million for 2010 (see Corporate and Other).

-	Net finance revenue was $265 million, up from $168 million in the prior year. The increase reflects lower funding costs and improvements in the Rail unit from increased utilization and improvement in leasing rates. Lower funding costs reflect a mix of lower costs due to the change in segment allocations and increased FSA accretion driven by debt prepayments. FSA accretion had a $0.4 million negative impact on net finance revenue in 2011 as increased FSA interest expense related to debt prepayments offset other FSA items. FSA accretion increased net finance revenue by $130 million in 2010.

-	Operating lease margin (rental income on operating leases less deprecation on operating lease equipment) reflects FSA accretion of $169 million in 2011 and $129 million in 2010 and FSA accretion was a driver of increased operating lease margin as compared to 2009. FSA accretion results in a reduction in depreciation expense and reduction to rental income from amortization of lease contract intangible assets. The favorable earnings impact of FSA accretion is recognized over a longer time horizon in Transportation Finance as compared to other segments given the longer asset lives.

-	At year-end there was one commercial aircraft off-lease for which a memo of understanding to lease was obtained after year-end. During 2011 we placed the 20 new aircraft purchased from our order book and all order book aircraft to be delivered during the next 12 months have lease commitments. Rail fleet

CIT ANNUAL REPORT 2011    57

utilization, including customer commitments to lease, improved from 94% to 97%.

-	Other income includes $81 million of gains on $511 million of equipment and receivable sales as compared to $61 million of gains on $381 million of sales volume last year. This was partially offset by impairment on assets held for sale of $24 million, primarily relating to idle center-beam railcars that will be scrapped. Other income for 2011 also includes $14 million related to an aircraft insurance claim and $11 million related to a change in the aircraft order book and corresponding acceleration of FSA.

-	Credit metrics were stable. The provision for credit losses declined as the prior year reflected the establishment of non-specific reserves, as well as a specific reserve for one aerospace exposure. Net charge-offs were $6.5 million and non-accrual loans decreased $18 million from the prior year to $45 million.

-	Financing and leasing assets grew $1.3 billion during the year with $2.5 billion of volume offset by equipment sales, depreciation and other activity.

-	Volume consisted primarily of the delivery of commercial aircraft from our existing order book. See Note 19 — Commitments. Volume also included Aerospace loans originated by CIT Bank, operating lease aircraft purchased directly from airlines or from secondary market sources, and the purchase of 2,811 railcars. At December 31, 2011, we had 162 aircraft on order, with deliveries scheduled through 2019. We also have future purchase commitments for 6,939 railcars with scheduled 2012 deliveries of which over 96% have lease commitments.

2010 compared to 2009

Transportation Finance results in 2010 benefited from $148 million of FSA accretion, which resulted in increased interest income and interest expense and lower depreciation and rental income. Interest expense was also up on higher funding costs as compared to 2009. Average asset levels declined significantly reflecting the FSA adjustments that occurred in December 2009. The 2009 reorganization and FSA amounts are associated with CIT’s bankruptcy and subsequent emergence.

Trade Finance

Trade Finance provides factoring, receivable management products, and secured financing to businesses (our clients) that operate in several industries, including apparel, textile, furniture, home furnishings and consumer electronics. Factoring entails the factor’s assumption of credit risk with respect to trade accounts receivable arising from the sale of goods by our clients to their customers (generally retailers), which have been factored or sold to the factor. Although primarily U.S.-based, Trade Finance also conducts business with clients and their customers internationally. Revenue is principally generated from commissions earned on factoring and related activities, interest on loans and other fees for services rendered.

Risks associated with the services provided by Trade Finance are discussed in “Business Segments” section of Item 1 Business Overview.

For the year ended December 31, (dollars in millions)

	CIT	CIT	Predecessor CIT
	2011	2010	2009
Earnings Summary
Interest income	$73.3	$99.8	$126.7
Interest expense	(90.9)	(162.8)	(62.7)
Provision for credit losses	(11.2)	(58.6)	(105.6)
Other income, commissions	132.5	145.0	173.5
Other income, excluding commissions	23.6	43.1	(31.0)
Other expenses	(110.4)	(122.5)	(129.5)
Goodwill and intangible assets impairment charges	–	–	(363.8)
Fresh start accounting adjustments	–	–	83.0
Income (loss) before (provision) benefit for income taxes	$16.9	$(56.0)	$(309.4)
Select Average Balances
Average finance receivables	$2,486.5	$2,662.1	$4,622.7
Average earning assets(1)	1,383.9	1,702.7	2,676.4
Statistical Data
Net finance revenue as a % of AEA	(1.27)%	(3.70)%	2.39%
Factoring volume	$25,943.9	$26,675.0	$31,088.0

(1)	AEA is lower than AFR as it is reduced by the average credit balances for factoring clients.

Item 7:  Management’s Discussion and Analysis

58    CIT ANNUAL REPORT 2011

Trade Finance experienced continued stability in its client base in 2011 after the events preceding and immediately following the reorganization in 2009. Trade Finance continued to focus on signing traditional factoring businesses in core markets that do not require lending beyond their accounts receivable borrowing base and serving its existing clients.

-	Pre-tax income improved significantly over 2010 driven by declining borrowing and credit costs, along with lower operating expenses.

-	Net interest income improved over 2010. The decline in interest income from 2010 reflected lower average earning assets and the full accretion of FSA income by the end of 2010. The lower interest expense reflected lower borrowing rates and lower letter of credit related charges.

-	Factoring commissions declined from 2010, reflecting a reduction in commission rates primarily due to lower surcharges.

-	Other income includes $9 million and $18 million of recoveries on accounts charged off pre-emergence for the years ended December 31, 2011 and 2010, respectively. The 2009 amount also reflects the retroactive recording of a $66 million liability for unresolved credits owed to certain of our customers, which accumulated over the ten year period ending in early 2011. Approximately $66 million of the balance related to activity that occurred prior to December 31, 2009. The charge to other income recorded in 2011 and 2010 was $0.5 million and $1.8 million, respectively. See “Prior Period Revisions” for further detail.

-	Factoring volume was down slightly from 2010, due to the wind-down of our German factoring operation. Core factoring volume from CIT’s ongoing operations increased approximately 2% from 2010.

-	The provision for credit losses decreased due to lower gross charge-offs and higher recoveries, along with the 2010 rebuilding of loan loss reserves after the reserve was eliminated under FSA. Net charge-offs were $10 million, down 64% and 91% from the years ended December 31, 2010 and 2009, respectively. A significant part of the decline from 2010 is attributable to the higher proportion of recoveries coming on post-FSA charge-offs. The significant decline from 2009 is principally related to the acceleration of charge-off recognition in the latter half of that year.

-	Non-accrual loans decreased to $75 million, which represented declines of 54% and 17% from December 31, 2010 and 2009, respectively.

-	Finance receivables ended 2011 at $2.4 billion, up slightly from 2010 but down from $3.0 billion at the end of 2009.

2010 compared to 2009

Trade Finance results in 2010 improved from 2009, which included a goodwill impairment charge due to a decline in the business’ estimated fair value at that time. 2010 results reflect higher interest expense on increased funding costs. Factoring volumes were down as our clients slowed business with CIT throughout 2009 and into 2010 due to the reorganization. Lower factoring volumes contributed to the decline in factoring commissions.

Vendor Finance

Vendor Finance is a global leader in developing business solutions for small businesses and middle market companies for the procurement of equipment and value-added services. We create tailored equipment financing and leasing programs for manufacturers, distributors and product resellers across industries, which are designed to help them increase sales. Through these programs, we provide equipment financing and value-added services, from invoicing to asset disposition, to meet their customers’ needs. Vendor Finance earns revenues from interest on loans, rents on leases, and fees and other revenue from leasing activities.

CIT ANNUAL REPORT 2011    59

Risks associated with the products and services provided by Vendor Finance are discussed in “Business Segments” section of Item 1 Business Overview.

For the year ended December 31, (dollars in millions)

	CIT	CIT	Predecessor CIT
	2011	2010	2009
Earnings Summary
Interest income	$793.3	$1,321.4	$899.5
Interest expense	(505.1)	(715.0)	(589.0)
Provision for credit losses	(69.3)	(210.6)	(522.8)
Rental income on operating leases	274.9	380.7	496.1
Other income, excluding rental income on operating leases	157.1	169.0	78.3
Depreciation on operating lease equipment	(185.1)	(330.1)	(447.9)
Other expenses, excluding depreciation	(308.4)	(326.2)	(363.9)
Goodwill and intangible assets impairment charges	–	–	(11.8)
Fresh start accounting adjustments	–	–	(953.5)
Income (loss) before (provision) benefit for income taxes	$157.4	$289.2	$(1,415.0)
Select Average Balances
Average finance receivables	$4,472.0	$6,826.7	$11,499.3
Average operating leases	325.8	587.1	877.6
Average earning assets	5,371.8	7,559.3	12,376.9
Statistical Data
Net finance revenue as a % of AEA	7.04%	8.69%	2.90%
Operating lease margin as a % of AOL	27.56%	8.62%	5.49%
Funded new business volume	$2,577.5	$2,320.5	$4,782.3

Vendor Finance continued to increase business with existing relationships and added new vendor partners during 2011. New business volumes were up sequentially each quarter and finished up double-digits from 2010. To better align the business with more cost effective funding, during the third quarter 2011 we transferred our U.S. Vendor Finance platform into the Bank.

During 2011, we continued to realign our business to optimize our portfolio. We sold approximately $125 million of underperforming finance receivables in Europe and closed the sale of Dell Financial Services Canada Ltd. (“DFS Canada”) to Dell, which included financing and leasing assets of approximately $360 million and approximately 60 employees. Additionally and as previously disclosed, CIT has an agreement to sell to Dell its related assets and sales and servicing functions in Europe (“DFS Europe”). These assets are included in and make up nearly all of the $372 million in assets held for sale as of December 31, 2011. In 2010, we sold approximately $1.6 billion of assets including our Australian and New Zealand business, significant U.S. receivables and international non-strategic portfolios, including liquidating consumer assets.

We continued to utilize local sources to fund the international business, including increased deposits in our Brazilian bank. Our funding capabilities remain diverse as we renewed a $1 billion committed conduit facility in the U.S. and a £100 million (approximately $155 million based on the year end exchange rate) U.K. committed conduit facility, both at significantly reduced costs, increased advance rate and lengthened expiration and maturity term. We initiated local currency borrowing under the RMB 1.8 billion (approximately $285 million based on the year end exchange rate) committed secured funding facility in China. We also increased our local currency deposits in Brazil, growing the balance to approximately $110 million as of December 31, 2011, which was up from $7 million at December 31, 2010.

-	Pre-tax earnings were $157 million, down from 2010 due to lower FSA accretion benefits of $217 million, partially offset by lower credit costs.

-	Net interest income was down as lower FSA accretion and earning assets was offset by benefits from lower funding costs. Net finance revenue, which includes operating lease revenues and depreciation, was $378 million, down from $657 million for 2010, reflecting lower FSA accretion and earning assets.

-	Net finance revenue as a percentage of AEA was pressured during 2011 due to lower FSA interest income accretion and the impact of selling higher yielding but higher risk assets. Operating lease margin increased due to lower depreciation. Depreciation expense is suspended on operating lease equipment classified as held for sale. The amount suspended totaled approximately $63 million for 2011, which was primarily offset by an impairment charge in other income, and none for 2010 or 2009.

-	Other income primarily consists of gains on receivable and equipment sales of $126 million, up from $115 million in 2010, recoveries of loans charged-off pre-emergence of $25 million, down from $48 million in 2010. 2011 also included fees and

Item 7:  Management’s Discussion and Analysis

60    CIT ANNUAL REPORT 2011

other revenues of $65 million and impairment on assets held for sale of $61 million, neither of the corresponding 2010 balances were significant. The impairment charge had a nearly offsetting amount in net finance revenue related to suspended depreciation on assets held for sale.

-	Net charge-offs were down 75% to $39 million and non-accrual loans were down 49% to $83 million from the prior year. The provision declined reflecting the improved credit metrics and 2010 included the rebuilding of the allowance for loan losses for new originations.

-	Other expenses decreased as continued progress was made to reduce operating expenses.

-	New business volume increased 11% over 2010, and was up 28% excluding the impact of platform sales. Volumes increased each quarter throughout the year, when compared to the 2010 quarters.

-	Total financing and leasing assets ended at $5.0 billion, a decrease of $895 million during 2011 after declining $3.5 billion in 2010. The declines reflect sales of non-core assets of nearly $490 million during 2011 and $1.6 billion in 2010, as well as collections, which exceeded new business volumes.

-	The 2009 FSA adjustment reflects the reduction of finance receivables to fair value. See Note 26 — Fresh Start Accounting for additional information.

2010 compared to 2009

Vendor Finance results in 2010 benefited from $274 million of FSA accretion, while 2009 included significant FSA adjustments and high credit costs. FSA accretion accounted for most of the increase in interest income. In 2010, interest costs rose resulting from CIT’s post emergence debt structure and credit costs were significantly lower than 2009 as the portfolio credit performance stabilized and provisioning actions proved to be adequate. 2010 Other Income was higher than prior year driven by gains on asset sales and recoveries of pre-FSA charge-offs. Asset levels declined significantly as a result of sales of non-strategic assets and pre-payment activity.

Consumer

Consumer predominately consists of government-guaranteed student loans. We ceased offering private student loans during 2007 and government-guaranteed student loans in 2008.

Risks associated with the services provided by Consumer are discussed in “Business Segments” section of Item 1 Business Overview.

For the year ended December 31, (dollars in millions)

	CIT	CIT	Predecessor CIT
	2011	2010	2009
Earnings Summary
Interest income	$266.5	$359.6	$257.7
Interest expense	(290.6)	(245.0)	(286.7)
Provision for credit losses	(3.1)	(25.3)	(149.3)
Other income	2.1	9.8	(8.9)
Other expenses	(65.4)	(79.4)	(66.5)
Fresh start accounting adjustments	–	–	(931.2)
(Loss) income before (provision) benefit for income taxes	$(90.5)	$19.7	$(1,184.9)
Select Average Balances
Average finance receivables	$7,331.4	$8,791.4	$11,876.2
Average earning assets	7,716.2	8,968.2	11,939.9
Statistical Data
Net finance revenue as a % of AEA	(0.31)%	1.28%	(0.24)%
New business volume	$–	$–	$1.3

Consumer reported a pre-tax loss of $91 million which was driven by increased FSA interest expense accretion. Pre-tax results also reflected $24 million of impairment charges primarily on $2.2 billion of government-guaranteed student loans transferred to held-for-sale in the fourth quarter. The carrying value of student loans held for investment at year-end was $4.7 billion, which included $0.6 billion in CIT Bank, down from $8.0 billion a year ago. The outsourcing of servicing of the government-guaranteed loans was completed in early 2011.

-	Interest income benefitted from $82 million of FSA accretion in 2011 and $119 million in 2010. FSA accretion was a driver of increased interest income in 2010 as compared to 2009.

-	Interest expense includes $152 million of FSA interest expense accretion in 2011 as compared to $25 million in 2010. FSA interest expense includes the acceleration of FSA discount accretion $(88 million) in the fourth quarter 2011 due to the redemption of a student lending securitization and also was impacted by 2011 debt prepayments. The securitization redeemed at par was the $500 million Education Funding Capital Trust-II securitization, which was established in 2003. Most of the student loans underlying this securitization were refinanced through the CFL Facility.

-	Net charge-offs were $3.1 million in 2011 as compared to $25.3 million in 2010. Non-accruing loans were $0.9 million at December 31, 2011, essentially flat with the prior year.

-	Other income includes $15 million of gains on $1.3 billion of loan sales as compared to $8 million of gains on $0.7 billion of sales volume last year. Impairment on assets held for sale

CIT ANNUAL REPORT 2011    61

was $24 million relating to $2.2 billion of government-guaranteed student loans transferred to held for sale in the fourth quarter as compared to $11 million of impairment last year. Other income also includes FSA accretion on a counterparty receivable of $9 million and $7 million in 2011 and 2010, respectively.

2010 compared to 2009

Consumer results in 2010 benefited from $101 million of total FSA accretion, while 2009 included significant FSA adjustments and high credit costs. The increase in interest income was due to FSA accretion. In 2010, interest costs rose resulting from CIT’s post emergence debt structure and credit costs were significantly lower than 2009 as the portfolio credit performance stabilized and provisioning actions proved to be adequate. 2010 asset levels declined significantly as a result of sales.

Corporate and Other

Certain items are not allocated to operating segments and are included in Corporate and Other. For 2011, Corporate and Other includes the loss on debt extinguishments, cash liquidity in excess of the amount required by the business units that management determines is prudent for the overall company and the prepayment penalties associated with debt repayments. In addition, we refined our capital and interest allocation methodologies for our segments in 2011. The Company did not conform 2010 periods. Had the Company conformed the 2010 periods, the changes to each of the segments would be offset in Corporate and Other, including increases to “(loss) income before provision for income taxes” of $200 million for the year ended December 31, 2010 relating to increased allocations to Transportation Finance. For 2010, Corporate and other consisted primarily of mark-to-market on non-qualifying derivatives in other income and restructuring charges for severance and facilities exit activities in other expenses.

For the year ended December 31, (dollars in millions)

	CIT	CIT	Predecessor CIT
	2011	2010	2009
Earnings Summary
Interest income	$20.9	$20.7	$39.9
Interest expense	(320.0)	(9.6)	(711.2)
Provision for credit losses	–	–	(43.0)
Rental income on operating leases	–	(1.1)	(2.2)
Other income, excluding rental income	(5.6)	(43.6)	(248.4)
Depreciation on operating lease equipment	–	0.5	0.9
Other expenses, excluding provision for severance and facilities exit activities and gain (loss) on debt and debt related derivative extinguishments	(1.0)	(11.1)	(85.6)
Other expenses – provision for severance and facilities exit activities	(13.1)	(52.2)	(42.9)
Other expenses – gain (loss) on debt and debt related derivative extinguishments	(134.8)	–	207.2
Reorganization items	–	–	11,162.9
Fresh start accounting adjustments	–	–	1,373.7
Income (loss) before (provision) benefit for income taxes	$(453.6)	$(96.4)	$11,651.3

-	Interest income consists of interest and dividend income primarily from deposits held at other depository institutions and U.S. Treasury Securities.

-	Interest expense reflects amounts not allocated to the business segments. The increased amount maintained in Corporate and Other during 2011 reflects accelerated FSA accretion on debt redemptions and extinguishments and prepayment penalties, which totaled $305 million for 2011, while the comparable amount of $52 million for 2010, was allocated to the segments.

-	Other income primarily reflects gains and (losses) on derivatives and foreign currency exchange. 2009 includes a $285 million charge for a change in the fair value of derivative financial instruments associated with a secured lending facility that we downsized, charges from derivatives that no longer qualified for hedge accounting treatment and a positive mark of $71 million to estimated fair value of the TARP warrant.

-	Other expenses reflects salary and general and administrative expenses unallocated to the business segments and litigation-related costs. 2009 included incremental costs associated with becoming a bank holding company.

-	Other expenses – provision for severance and facilities exiting activities reflects various organization efficiency and cost reduction initiatives. The severance additions primarily relate to employee termination benefits incurred in conjunction with these initiatives. The facility exiting activities primarily relate to location closings and include impact of outsourcing of SLX servicing in 2011 and facility consolidation charges principally in the New York region in 2010 and 2009.

-	Other expenses in 2011 include a third quarter $146.6 million loss on debt extinguishments, primarily due to the write-off of original issue discount and fees associated with the repayment of the first lien term loan. In 2009, gain (loss) on debt and debt-related derivative extinguishments includes a pretax $67.8 million gain recognized on our August 2009 note tender and a pretax gain of $139.4 million (net of costs to unwind related hedges) from the purchase of $471 million of senior unsecured notes.

-	In 2009, reorganization items primarily consist of a $10.4 billion gain recognized on the extinguishment of unsecured debt in connection with the Plan of Reorganization and $0.5 billion of accrued interest that was reversed. The FSA adjustments primarily reflect the fair value adjustment to debt. See Note 26 — Fresh Start Accounting for additional information.

Item 7:  Management’s Discussion and Analysis

62    CIT ANNUAL REPORT 2011

FINANCING AND LEASING ASSETS

The following table presents our financing and leasing assets by segment.

Financing and Leasing Asset Composition (dollars in millions)

	December 2011	December 2010	December 2009	% Change 2011 vs 2010
Corporate Finance(1)
Loans	$6,862.7	$8,072.9	$11,939.2	(15.0)%
Operating lease equipment, net	35.0	74.5	116.6	(53.0)%
Assets held for sale	214.0	219.2	292.6	(2.4)%
Financing and leasing assets	7,111.7	8,366.6	12,348.4	(15.0)%
Transportation Finance
Loans	1,487.0	1,390.3	1,808.8	7.0%
Operating lease equipment, net	11,739.4	10,619.1	10,089.2	10.5%
Assets held for sale	84.0	2.8	17.2	NM
Financing and leasing assets	13,310.4	12,012.2	11,915.2	10.8%
Trade Finance
Loans–factoring receivables	2,431.4	2,387.4	2,991.0	1.8%
Vendor Finance(1)
Loans	4,421.7	4,702.1	8,740.1	(6.0)%
Operating lease equipment, net	217.2	446.2	706.1	(51.3)%
Assets held for sale	371.6	757.4	–	(50.9)%
Financing and leasing assets	5,010.5	5,905.7	9,446.2	(15.2)%
Total commercial financing and leasing assets	27,864.0	28,671.9	36,700.8	(2.8)%
Consumer
Loans – student lending	4,680.0	8,035.5	9,584.2	(41.8)%
Loans – other	2.7	40.4	99.5	(93.3)%
Assets held for sale	1,662.7	246.7	34.0	574.0%
Financing and leasing assets	6,345.4	8,322.6	9,717.7	(23.8)%
Total financing and leasing assets	$34,209.4	$36,994.5	$46,418.5	(7.5)%

(1)	During 2011, a portfolio of approximately $423 million, $546 million and $644 million of loans and operating leases at December 31, 2011, 2010 and 2009, respectively, were transferred from Corporate Finance to Vendor Finance. All prior period data has been conformed to the current presentation.

Although loans decreased $4.7 billion during 2011 to $19.9 billion primarily due to asset sales, run-off of the consumer portfolio and the transfer of student loans to held for sale, commercial loans increased in the fourth quarter. Operating lease equipment increased approximately $850 million to $12.0 billion, reflecting deliveries of aircraft and purchases of railcars.

During 2010, we optimized our portfolio of financing and leasing assets through strategic asset and portfolio sales. This activity, as well as collections and prepayments, offset sequential quarterly increases in new business volume and receivables brought on balance sheet in conjunction with the adoption of new accounting consolidation guidance in 2010. Trends in 2009 reflected lower assets due to our management of liquidity and limiting of funding to key customers and relationships. Financing and leasing assets were down in Corporate Finance and Vendor Finance on lower business volumes. Transportation Finance assets increased in 2009 from prior years due to scheduled commercial aircraft deliveries. Trade Finance asset levels declined on lower factoring volume. See ”Results by Business Segment“ for further commentary.

Assets held for sale totaled $2.3 billion at December 31, 2011, including nearly $1.7 billion of student loans. In January and February 2012, approximately $138 million of the Corporate Finance loans and $500 million of the student loans in held for sale at December 31, 2011 were sold. The assets held for sale in Vendor Finance include vendor equipment related to a pending sale of Dell Europe assets. Assets held for sale in 2010 include certain vendor loans, some guaranteed student loans and corporate finance loans. Assets held for sale in 2009 was comprised largely of asset based loans in Canada.

CIT ANNUAL REPORT 2011    63

Contractual Maturities of Finance Receivables on a pre-FSA basis at December 31, 2011:

(dollars in millions)	Commercial	Consumer	Foreign	Total
Fixed-rate
1 year or less	$3,092.4	$–	$1,270.2	$4,362.6
Year 2	803.8	–	797.6	1,601.4
Year 3	596.2	–	571.7	1,167.9
Year 4	244.8	–	272.9	517.7
Year 5	147.9	–	98.9	246.8
2-5 years	1,792.7	–	1,741.1	3,533.8
After 5 years	412.0	2.7	84.7	499.4
Total fixed-rate	$5,297.1	$2.7	$3,096.0	$8,395.8
Adjustable-rate
1 year or less	$947.3	$136.3	$215.6	$1,299.2
Year 2	1,012.2	175.1	69.8	1,257.1
Year 3	1,129.4	187.1	47.0	1,363.5
Year 4	735.9	197.3	56.7	989.9
Year 5	1,315.8	207.4	66.7	1,589.9
2-5 years	4,193.3	766.9	240.2	5,200.4
After 5 years	1,571.8	4,066.5	36.1	5,674.4
Total adjustable-rate	6,712.4	4,969.7	491.9	12,174.0
Total	$12,009.5	$4,972.4	$3,587.9	$20,569.8

Item 7:  Management’s Discussion and Analysis

64    CIT ANNUAL REPORT 2011

Financing and Leasing Assets Roll forward (dollars in millions)

	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Commercial Segments	Consumer	Total
Balance at December 31, 2009	$12,348.4	$11,915.2	$2,991.0	$9,446.2	$36,700.8	$9,717.7	$46,418.5
New business volume	1,074.2	1,116.1	–	2,320.5	4,510.8	–	4,510.8
Loan sales (pre-FSA)	(2,315.5)	(150.6)	–	(1,604.9)	(4,071.0)	(1,023.0)	(5,094.0)
Equipment sales (pre-FSA)	(176.8)	(371.2)	–	(496.6)	(1,044.6)	–	(1,044.6)
Depreciation (pre-FSA)	19.6	546.2	–	364.3	930.1	–	930.1
Gross charge-offs (pre-FSA)	(602.0)	(5.0)	(31.8)	(312.7)	(951.5)	(76.1)	(1,027.6)
Collections and other	(3,802.3)	(1,330.2)	(589.2)	(4,384.6)	(10,106.3)	(968.6)	(11,074.9)
Change in finance receivable FSA discounts	1,811.1	126.5	17.4	531.7	2,486.7	672.6	3,159.3
Change in operating lease FSA discounts	9.9	165.2	–	41.8	216.9	–	216.9
Balance at December 31, 2010	$8,366.6	$12,012.2	$2,387.4	$5,905.7	$28,671.9	$8,322.6	$36,994.5
New business volume	2,702.7	2,523.5	–	2,577.5	7,803.7	–	7,803.7
Loan sales (pre-FSA)	(968.7)	(42.8)	–	(444.3)	(1,455.8)	(1,317.2)	(2,773.0)
Equipment sales (pre-FSA)	(224.7)	(598.2)	–	(456.9)	(1,279.8)	–	(1,279.8)
Depreciation (pre-FSA)	(13.0)	(570.8)	–	(195.3)	(779.1)	–	(779.1)
Gross charge-offs (pre-FSA)	(300.1)	(6.6)	(21.1)	(105.6)	(433.4)	(14.2)	(447.6)
Collections and other	(3,155.5)	(273.1)	65.1	(2,433.8)	(5,797.3)	(847.8)	(6,645.1)
Change in finance receivable FSA discounts	696.4	70.0	–	149.6	916.0	202.0	1,118.0
Change in operating lease FSA discounts	8.0	196.2	–	13.6	217.8	–	217.8
Balance at December 31, 2011	$7,111.7	$13,310.4	$2,431.4	$5,010.5	$27,864.0	$6,345.4	$34,209.4

Total Business Volumes (excluding factoring, dollars in millions)

	Years ended December 31
	CIT		Predecessor CIT
Funded Volume	2011	2010	2009
Corporate Finance	$2,702.7	$1,074.2	$993.3
Transportation Finance	2,523.5	1,116.1	1,246.1
Vendor Finance	2,577.5	2,320.5	4,782.3
Commercial Segments	7,803.7	4,510.8	7,021.7
Consumer	–	–	1.3
Total	$7,803.7	$4,510.8	$7,023.0
Factoring	$25,943.9	$26,675.0	$31,088.0
Committed Volume(1)
Corporate Finance	$4,123.2	$1,666.2
Transportation Finance	2,659.7	1,141.3
Vendor Finance	2,577.5	2,320.5
Commercial Segments	$9,360.4	$5,128.0

(1)	Committed volume data was not consistently aggregated prior to 2010, therefore is not presented.

CIT ANNUAL REPORT 2011    65

Committed new business volume was up 83% from 2010. Funded new business volume increased 73% over 2010 to $7.8 billion, reflecting an increase of more than double in Transportation Finance and Corporate Finance, and an increase in Vendor Finance of 11%. Excluding non-core portfolios that have been sold, Vendor Finance volume was up 28%.

Factoring volume was up 2% from 2010, excluding the volume from our German operation, which is winding down. Total factoring volume of $25.9 billion was down 3% from 2010 as growth in CIT’s ongoing factoring operations was offset by lower German volume.

Although 2010 funded volume was below 2009, there were sequential quarterly increases in 2010. Transportation Finance volume reflected aircraft purchases, primarily from its order book. Vendor Finance declines reflected lower volume from joint ventures. The decrease in factoring volume in 2010 reflected the residual impact of client terminations in late 2009 and further client departures in early 2010 prior to the stabilization of the business.

Receivables Sales (Pre-FSA, dollars in millions)

	Years ended December 31
	CIT		Predecessor CIT
	2011	2010	2009
Corporate Finance	$968.7	$2,315.5	$1,604.3
Transportation Finance	42.8	150.6	–
Vendor Finance	444.3	1,604.9	399.5
Commercial Segments	1,455.8	4,071.0	2,003.8
Consumer	1,317.2	1,023.0	79.7
Total	$2,773.0	$5,094.0	$2,083.5

The sale of finance receivables slowed in 2011 in the commercial segments, as we had been very active in the prior years optimizing the balance sheet and selling non-strategic assets. We continued to sell student loans and anticipate continued sales in 2012.

The sale of finance receivables in 2010 included loans in Europe, Canada and the U.S. The Corporate Finance sales consisted of certain energy-related assets. Vendor Finance sales included certain non-strategic portfolios, including our business in Australia and New Zealand, and a liquidating consumer portfolio. 2010 sales also included student loans in Consumer. In 2009, due to market illiquidity and our focus on limiting new business, sales and syndication activities were sharply reduced from 2008 levels, except for sales of Corporate Finance loans done for liquidity purposes.

CONCENTRATIONS

Ten Largest Accounts

Our ten largest financing and leasing asset accounts in the aggregate represented 8.5% of our total financing and leasing assets at December 31, 2011 (the largest account was less than 2.2%). Excluding student loans, the top ten accounts in aggregate represented 10.5% of total owned assets (the largest account totaled 2.7%). The largest accounts were in Transportation Finance (airlines and rail).

The top ten accounts were 6.8% and 8.8% (excluding student loans) at December 31, 2010, and 5.2% and 6.5% (excluding student loans) at December 31, 2009.

Operating Lease Equipment by Segment (dollars in millions)

	At December 31,
	2011	2010	2009
Transportation Finance – Aerospace(1)	$8,242.8	$7,125.8	$6,506.3
Transportation Finance – Rail and Other	3,496.6	3,493.3	3,582.9
Vendor Finance	217.2	446.2	706.1
Corporate Finance	35.0	74.5	116.6
Total	$11,991.6	$11,139.8	$10,911.9

(1)	Aerospace includes commercial, regional and corporate aircraft and equipment.

At December 31, 2011, Transportation Finance had 265 commercial aircraft, and approximately 100,000 railcars and 400 locomotives on operating lease.

Item 7:  Management’s Discussion and Analysis

66    CIT ANNUAL REPORT 2011

Geographic Concentrations

The following table represents the financing and leasing assets by obligor geography:

(dollars in millions)

	December 31, 2011		December 31, 2010		December 31, 2009
Midwest	$5,402.6	15.8%	$6,124.0	16.5%	$7,623.2	16.4%
Northeast	5,150.2	15.1%	6,021.9	16.3%	7,859.4	16.9%
West	4,594.6	13.4%	5,139.9	13.9%	6,479.0	14.0%
Southeast	3,827.4	11.2%	4,045.2	10.9%	5,450.1	11.7%
Southwest	2,836.1	8.3%	3,216.2	8.7%	4,297.9	9.3%
Total U.S.	21,810.9	63.8%	24,547.2	66.3%	31,709.6	68.3%
Canada	2,599.6	7.6%	3,582.1	9.7%	3,903.0	8.4%
Europe	2,996.0	8.8%	3,184.6	8.6%	4,552.6	9.8%
Asia / Pacific	3,341.2	9.8%	2,743.0	7.5%	2,751.4	5.9%
Latin America	1,764.5	5.1%	1,631.9	4.4%	1,787.2	3.9%
Other international	1,697.2	4.9%	1,305.7	3.5%	1,714.7	3.7%
Total	$34,209.4	100.0%	$36,994.5	100.0%	$46,418.5	100.0%

The following table summarizes both state concentrations greater than 5.0% and international country concentrations in excess of 1.0% of our financing and leasing assets:

(dollars in millions)

	December 31, 2011		December 31, 2010		December 31, 2009
State
California	$2,263.8	6.6%	$2,558.8	6.9%	$3,227.2	7.0%
Texas	2,107.2	6.2%	2,430.2	6.6%	3,301.5	7.1%
New York	1,921.8	5.6%	2,311.7	6.3%	2,953.9	6.4%
All other states	15,518.1	45.4%	17,246.5	46.5%	22,227.0	47.8%
Total U.S.	$21,810.9	63.8%	$24,547.2	66.3%	$31,709.6	68.3%
Country
Canada	$2,599.6	7.6%	$3,582.1	9.7%	$3,903.0	8.4%
Australia	1,014.6	3.0%	917.4	2.5%	1,034.2	2.2%
China	959.2	2.8%	655.6	1.8%	759.4	1.6%
Mexico	856.9	2.5%	831.4	2.2%	962.9	2.1%
England	757.6	2.2%	875.2	2.4%	1,606.6	3.5%
Brazil	574.6	1.7%	485.6	1.3%	509.9	1.1%
Spain	446.1	1.3%	422.3	1.1%	528.4	1.1%
United Arab Emirates	372.1	1.1%	336.1	0.9%	250.0	0.5%
Germany	316.6	0.9%	506.6	1.4%	881.7	1.9%
All other countries	4,501.2	13.1%	3,835.0	10.4%	4,272.8	9.3%
Total International	$12,398.5	36.2%	$12,447.3	33.7%	$14,708.9	31.7%

In its normal course of business, CIT extends credit or leases equipment to obligors located in Spain, Italy, Ireland, Greece and Portugal. The total balance of financing and leasing assets to obligors located in these countries at December 31, 2011 was approximately $672 million, of which approximately 80% represented operating lease equipment, primarily in Transportation Finance. CIT does not have sovereign debt exposure to these countries.

CIT ANNUAL REPORT 2011    67

Cross-Border Transactions

Cross-border transactions reflect monetary claims on borrowers domiciled in foreign countries and primarily include cash deposited with foreign banks and receivables from residents of a foreign country, reduced by amounts funded in the same currency and recorded in the same jurisdiction. The following table includes all countries that we have cross-border claims of 0.75% or greater of total consolidated assets at December 31, 2011:

Cross-border Outstandings as of December 31 (dollars in millions)

	2011						2010		2009
Country	Banks(**)	Government	Other	Net Local Country Claims	Total Exposure	Exposure as a Percentage of Total Assets	Total Exposure	Exposure as a Percentage of Total Assets	Total Exposure	Exposure as a Percentage of Total Assets
Canada	$157.0	$–	$139.0	$1,783.0	$2,079.0	4.59%	$3,368.0	6.55%	$2,753.1	4.55%
Germany	453.0	2.0	72.0	43.0	570.0	1.26%	584.0	1.14%	733.7	1.21%
France	20.0	–	411.0	12.0	443.0	0.98%	712.0	1.39%	344.5	0.57%
China	–	–	–	360.0	360.0	0.80%	(*)	–	(*)	–
United Kingdom					(*)	–	382.0	0.74%	1,311.3	2.17%
Ireland					(*)	–	(*)	–	496.7	0.83%

(*)	Cross-border outstandings were less than 0.75% of total consolidated assets.

(**)	Claims from Bank counterparties include claims outstanding from derivative products.

Industry Concentrations

The following table represents financing and leasing assets by industry of obligor:

(dollars in millions)

Industry	December 31, 2011		December 31, 2010		December 31, 2009
Commercial airlines (including regional airlines)	$8,844.2	25.9%	$7,743.3	20.9%	$7,486.1	16.1%
Student lending(1)	6,331.7	18.5%	8,280.9	22.4%	9,584.2	20.6%
Manufacturing(2)	4,417.2	12.9%	4,809.8	13.0%	6,353.5	13.7%
Retail(3)	3,246.9	9.5%	3,595.4	9.7%	4,419.4	9.5%
Service industries	2,803.8	8.4%	3,099.9	8.4%	4,188.0	9.0%
Transportation(4)	2,102.1	5.9%	2,154.6	5.8%	2,280.0	4.9%
Healthcare	1,697.4	5.0%	2,000.9	5.4%	2,304.1	5.0%
Energy and utilities	779.1	2.3%	645.3	1.7%	1,137.0	2.4%
Finance and insurance	725.8	2.1%	840.2	2.3%	1,340.6	2.9%
Communications	660.2	1.9%	763.6	2.1%	1,333.2	2.9%
Wholesaling	441.9	1.3%	461.5	1.2%	844.9	1.8%
Consumer based lending–non-real estate	13.8	–%	211.8	0.6%	1,222.9	2.6%
Other (no industry greater than 2%)(5)	2,145.3	6.3%	2,387.3	6.5%	3,924.6	8.6%
Total	$34,209.4	100.0%	$36,994.5	100.0%	$46,418.5	100.0%

(1)	See Student Lending section for further information

(2)	At December 31, 2011, includes manufacturers of chemicals, including Pharmaceuticals (2.3%), food (1.9%), apparel (1.3%), and printing and publishing (1.0%).

(3)	At December 31, 2011, includes retailers of apparel (3.9%), other (2.0%) and general merchandise (1.8%).

(4)	Includes rail, bus, over-the-road trucking industries, business aircraft and shipping.

(5)	Includes commercial real estate of $23 million, $117 million, and $223 million at December 31, 2011, 2010 and 2009, respectively.

Item 7:  Management’s Discussion and Analysis

68    CIT ANNUAL REPORT 2011

Aerospace
Commercial Aerospace Portfolio (dollars in millions)

	December 31, 2011		December 31, 2010		December 31, 2009
	Net Investment	Number	Net Investment	Number	Net Investment	Number
By Region:
Asia Pacific	$3,031.9	92	$2,569.2	95	$2,272.9	91
Europe	2,272.1	80	2,151.0	79	1,977.3	78
U.S. and Canada	1,365.5	72	1,212.1	68	955.4	68
Latin America	1,007.1	43	902.0	36	1,065.2	39
Africa / Middle East	937.4	24	731.8	20	692.7	20
Total	$8,614.0	311	$7,566.1	298	$6,963.5	296
By Manufacturer:
Airbus	$5,683.8	174	$4,845.8	163	$4,305.5	150
Boeing	2,768.8	132	2,702.0	135	2,650.7	146
Embraer	147.4	5	–	–	–	–
Other	14.0	–	18.3	–	7.3	–
Total	$8,614.0	311	$7,566.1	298	$6,963.5	296
By Body Type (1):
Narrow body	$5,987.8	246	$5,536.4	235	$5,268.2	238
Intermediate	2,497.2	57	1,895.6	53	1,552.4	48
Wide body	115.1	8	115.8	10	135.7	10
Other	13.9	–	18.3	–	7.2	–
Total	$8,614.0	311	$7,566.1	298	$6,963.5	296
By Product:
Operating lease(2)	$8,243.0	265	$7,064.9	238	$6,418.2	232
Loan	352.2	45	447.5	56	432.4	58
Capital lease	18.8	1	53.7	4	112.9	6
Total	$8,614.0	311	$7,566.1	298	$6,963.5	296
Number of accounts	99		100		103
Weighted average age of fleet (years)	5		5		6
Largest customer net investment	$763.4		$692.4		$367.5

(1)	Narrow body are single aisle design and consist primarily of Boeing 737 and 757 series and Airbus A320 series aircraft. Intermediate body are smaller twin aisle design and consist primarily of Boeing 767 series and Airbus A330 series aircraft. Wide body are large twin aisle design and consist primarily of Boeing 747 and 777 series aircraft.

(2)	Includes operating lease equipment held for sale.

Our top five commercial aerospace outstandings totaled $1,839.4 million at December 31, 2011, all of which were to carriers outside the U.S. The largest individual outstanding exposure to a U.S. carrier at December 31, 2011 was $143.9 million.

Aerospace assets include operating and capital leases and secured loans. Management considers current lease rentals as well as relevant available market information (including third-party sales of similar equipment, published appraisal data and other marketplace information) in determining undiscounted future cash flows when testing for impairment and in determining estimated fair value in measuring such impairment. We adjust depreciation schedules of commercial aerospace equipment on operating leases or residual values underlying capital leases when projected fair value is less than the projected book value at end of lease term. We review aerospace assets at the level of each individual aircraft for impairment annually, or more often when circumstances warrant. Aerospace equipment is impaired when the expected undiscounted cash flows over the expected remaining useful life is less than book value.

We factor historical information, current economic trends and independent appraisal data into assumptions and analyses we use when determining the expected cash flow. These assumptions include lease terms, remaining life, lease rates, remarketing prospects and maintenance costs.

See Note 19 — Commitments for additional information regarding commitments to purchase additional aircraft.

CIT ANNUAL REPORT 2011    69

Student Lending (Student Loan Xpress or “SLX”)

Consumer includes our liquidating student loan portfolio. During 2011, we sold $1.3 billion in loans and outsourced the servicing of the government-guaranteed student loan portfolio. As a result, CIT’s Xpress Loan Servicing offices in Cleveland and Cincinnati, Ohio were closed.

See Note 8 — Long-Term Borrowings for description of related financings.

Student Lending Receivables, including held for sale, by Product Type (dollars in millions)

	At December 31,
	2011	2010	2009
Consolidation loans	$5,315.7	$7,119.0	$7,559.3
Other U.S. Government guaranteed loans	1,014.2	1,159.2	1,888.4
Private (non-guaranteed) loans and other	1.8	2.7	136.5
Total	$6,331.7	$8,280.9	$9,584.2
Delinquencies (sixty days or more)	$513.5	$608.9	$658.8
Top state concentrations (%)	36%	35%	36%
Top state concentrations	California, New York, Texas, Ohio, Pennsylvania

RISK MANAGEMENT

We are subject to a variety of risks that can manifest themselves in the course of the business that we operate in. We consider the following to be the principal forms of risk:

-	Credit and asset risk (including lending, leasing, counterparty, equipment valuation and residual risk)

-	Market risk (including interest rate and foreign currency)

-	Liquidity risk

-	Legal, regulatory and compliance risks (including compliance with laws and regulations)

-	Operational risks (risk of financial loss or potential damage to a firm’s reputation, or other adverse impacts resulting from inadequate or failed internal processes and systems, people or external events)

Managing risk is essential to conducting our businesses and to our profitability. This starts with defining our risk appetite, setting risk acceptance criteria, and establishing credit authorities, limits and target performance metrics. Ensuring appropriate risk governance and oversight includes establishing and enforcing policies, procedures and processes to manage risk. Adequately identifying, monitoring and reporting on risk is essential to ensure that actions are taken to proactively manage risk. This requires appropriate data, tools, models, analytics and management information systems. Finally, ensuring the appropriate expertise through staffing and training is key to effective risk management. We continued to strengthen our risk management practices, including reviewing, revising, updating and enhancing each of these areas in 2011.

SUPERVISION AND OVERSIGHT

The Chief Risk Officer (“CRO”) or delegate manages credit risk and asset risk (transactional and portfolio), country risk, industry risk, operational risk, model risk, compliance risk and regulatory relations globally, across the Company. Together these groups form the Corporate Risk Management team. For market risk and liquidity risk management, the Chief Financial Officer or delegate manages the risk and the CRO provides independent oversight.

The Credit Risk Management (“CRM”) group, which reports to the CRO, manages and approves all credit risk throughout CIT. This group is run by the Chief Credit Officer (“CCO”), and includes the heads of credit for each business unit, the head of Problem Loan Management, Credit Control and Credit Administration. The Corporate Credit Committee (“CCC”), Credit Policy Committee and Criticized Asset Committee each report into the CCO.

The risk management function includes an independent Loan Risk Review function (“LRR”), which reports to the Risk Management Committee of the Board and administratively into the CRO. LRR reviews credit management processes in each business and monitors compliance with corporate policies. LRR also tests for adherence to credit policies and procedures and for inappropriate credit practices, including problem account identification and reporting. This group also reviews credit grading, non-accruals and charge-off practices.

The Credit Portfolio Risk group (“CPR”) is responsible for credit data, models, analytics and reporting. Enterprise Risk Management (“ERM”) is responsible for oversight of market risk (foreign exchange and interest rate), liquidity risk, asset risk, operational risk, counterparty risk, country and industry risk, new product risk and independent model validation.

The Asset Liability Committee has primary authority and responsibility to establish strategies regarding funding, capital, market and liquidity risks arising from CIT’s businesses.

The Compliance function reports into the Audit Committee of the Board and administratively into the CRO. Global Regulatory Relations reports to the CRO. The Risk Management Committee of the Board oversees credit, asset, market, liquidity, operational and information technology (“IT”) risk management practices. The Audit and the Special Compliance Committees of

Item 7:  Management’s Discussion and Analysis

70    CIT ANNUAL REPORT 2011

the Board oversees financial, legal, compliance and audit risk management practices.

CREDIT AND ASSET RISK

Lending Risk

The extension of credit through our lending and leasing activities is the fundamental purpose of our businesses. As such, CIT’s credit risk management process is centralized in the CRM group, reporting into the CCO and CRO. This group establishes the Company’s risk appetite for underwriting, approves all extensions of credit, and is responsible for portfolio management, including credit grading and problem loan management. CRM reviews and monitors credit exposures to identify, as early as possible, customers that are experiencing declining creditworthiness or financial difficulty. The CCO evaluates reserves through our Allowance for Loan and Lease Losses (“ALLL”) process for performing loans and non-accrual loans, as well as establishing non-specific reserves from time to time to cover losses inherent in the portfolio. CIT’s risk portfolio is managed by setting limits and target performance metrics, and monitoring risk concentrations by borrower, industry, geography and equipment type. We set or modify credit authorities, including Risk Acceptance Criteria as conditions warrant, based on borrower risk, collateral, industry risk portfolio size and concentrations, credit concentrations and risk of substantial credit loss. We evaluate our collateral and test for asset impairment based upon collateral value and projected cash flows and relevant market data with any impairment in value charged to earnings.

Using our underwriting policies, procedures and practices, combined with credit judgment and quantitative tools, we evaluate financing and leasing assets for credit and collateral risk during the credit granting process as well as after the advancement of funds. We set forth our underwriting parameters based on: (1) Target Market Definitions, which delineate risk by market, industry, geography and product, (2) Risk Acceptance Criteria, which detail acceptable structures, credit profiles and risk-adjusted returns, as well as through our Corporate Credit Policies. We capture and analyze credit risk based on probability of obligor default (“PD”) and loss given default (“LGD”). PD is determined by evaluating borrower creditworthiness, including analyzing credit history, financial condition, cash flow adequacy, financial performance and management quality. LGD ratings, which estimate loss if an account goes into default, are predicated on transaction structure, collateral valuation and related guarantees (including recourse to manufacturers, dealers or governments).

Our policies and procedures consider restrictions on banking activities and are appropriately tailored for CIT Bank and other similarly-regulated entities. CIT Bank management independently approves loans originated in the Bank.

We have executed offsetting derivative transactions with our customers as a service to our customers in order to mitigate their interest rate and currency risks. The counterparty credit exposure related to these transactions is monitored and evaluated as part of our credit risk management process, as is the counterparty credit risk in our cash investment portfolio.

Commercial Lending and Leasing. Commercial credit management begins with the initial evaluation of credit risk and underlying collateral at the time of origination and continues over the life of the finance receivable or operating lease, including normal collection, recovery of past due balances and liquidating underlying collateral.

Credit personnel review potential borrowers’ financial condition, results of operations, management, industry, customer base, operations, collateral and other data, such as third party credit reports and appraisals, to evaluate the customer’s borrowing and repayment ability. Transactions are graded by PD and LGD, as described above. Credit facilities are subject to our overall credit approval process and underwriting guidelines and are issued commensurate with the credit evaluation performed on each borrower, as well as portfolio concentrations. Credit Personnel continue to review the PD and LGD periodically. Decisions on continued creditworthiness or impairment of borrowers are determined through these periodic reviews.

Small Ticket Lending and Leasing. For certain small-ticket lending and leasing transactions, we employ automated credit scoring models for origination (scorecards) and for re-grading (auto re-grade algorithms). These are supplemented by business rules and expert judgment. The models evaluate, among other things, financial performance metrics, length of time in business, industry category and geography, and are used to assess a potential borrower’s credit standing and repayment ability, including the value of collateral. We utilize external credit bureau scoring, when available, and behavioral models, as well as judgment in the credit adjudication, evaluation and collection processes.

We evaluate the small ticket leasing portfolio using delinquency vintage curves and other tools to analyze trends and credit performance by transaction type, including analysis of specific credit characteristics and selected subsets of the portfolios. Adjustments to credit scorecards, auto re-grading algorithms, business rules and lending programs are made periodically based on these evaluations. Individual underwriters are assigned credit authority based upon experience, performance and understanding of underwriting policies of small-ticket leasing operations. A credit approval hierarchy has been established to ensure that an underwriter with the appropriate level of authority reviews applications.

Counterparty Risk

We enter into interest rate and currency swaps and foreign exchange forward contracts as part of our overall risk management practices. We establish limits and evaluate and manage the counterparty risk associated with these derivative instruments through our CRM and ERM groups. External risk is defined as risks outside of our direct control, including counterparty credit risk, liquidity risk, systemic risk, legal risk and market risk. Internal risk relates to operational risks within the management oversight structure and includes actions taken in contravention of CIT policy.

The primary external risk of derivative instruments is counterparty credit exposure, which is defined as the ability of a counterparty to perform financial obligations under the derivative contract. We control credit risk of derivative agreements through counterparty credit approvals, pre-established exposure limits and monitoring procedures.

CIT ANNUAL REPORT 2011    71

The CCC, in conjunction with CRM, approves each counterparty and establishes exposure limits based on credit analysis of each counterparty. Derivative agreements are generally entered into with major money center financial institutions rated investment grade by nationally recognized rating agencies.

Equipment Valuation and Residual Risk

Asset risk in our leasing business is evaluated and managed in the business units and overseen by CRM. Our business process consists of: (1) setting residual values at transaction inception; (2) systematic residual value reviews; and (3) monitoring of actual levels of residual realizations. Residual realizations, by business and product, are reviewed as part of our quarterly financial and asset quality review. Reviews for impairment are performed at least annually.

In our aircraft and railcar operating lease businesses, the selection of assets that will hold their value over a long period of time is critical to getting acceptable economic returns. Accordingly, the risk management team is central to the evaluation and approval of all new equipment orders and or other portfolio additions (such as sale / leaseback transactions). The risk teams carefully follow the air and rail markets and measure supply and demand trends, changes in traffic flows, and evaluate the impact of new technology or regulatory requirements on supply and demand for different types of equipment. Demand for both passenger and freight equipment is highly correlated to Global GDP growth and the trend toward global supply chains, so cyclicality in the economy and shifts in travel and trade flows from global events (natural disasters, conflicts, political upheaval, disease, terrorism, etc.) represent risks to the earnings from those portfolios. CIT mitigates those risks by maintaining young fleets of assets with wide operator bases so that our assets can maintain utilization rates much higher than the total world fleets of aircraft and railcars despite periodic demand impacts from unexpected events.

MARKET RISK

We monitor exposure to market risk by analyzing the impact of potential interest rate and foreign exchange rate changes on financial performance. We consider factors such as customer prepayment trends and repricing characteristics of assets and liabilities. The asset-liability management system provides sophisticated analytical capabilities to assess and measure the effects of various market rate scenarios upon the Company’s financial performance.

Interest Rate Risk

At December 31, 2011, the Company’s loan, lease, and investment portfolio was split approximately evenly, in principal amount, between fixed and floating rate transactions, while our interest-bearing liabilities were predominately fixed rate based. As a result, our portfolio is in an asset sensitive position, as our assets will reprice faster than our liabilities. Therefore, our net interest margin may increase if interest rates rise, or decrease should interest rates decline. The following table summarizes the composition of interest rate sensitive assets and liabilities. The increase in fixed rate assets reflects the change in portfolio mix during 2011, including a higher proportion of operating lease assets.

	December 31, 2011		December 31, 2010
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate
Assets	56%	44%	48%	52%
Liabilities	77%	23%	80%	20%

We evaluate and monitor interest rate risk through two primary metrics.

-	Net Interest Income (NII), which measures the impact of hypothetical changes in interest rates on net interest income.

-	Economic Value of Equity (EVE), which measures the net economic value of equity by assessing market value of assets, liabilities and derivatives.

A wide variety of potential interest rate scenarios are simulated within our asset/liability management system. Rates are shocked up and down via a set of scenarios that include both parallel and non-parallel interest rate movements. Scenarios are also run to capture our sensitivity to changes in the shape of the yield curve. In addition, we evaluate the sensitivity of these results to a number of key assumptions, such as credit quality, spreads, prepayments and operating lease behavior. NII and EVE limits have been set and are monitored for certain of the key scenarios.

The table below summarizes the results of simulation modeling produced by our asset/liability management system. The results reflect the percentage change in net interest income and economic value of equity over the next twelve months assuming an immediate 100 basis point parallel increase and decrease in interest rates.

	December 31, 2011		December 31, 2010
	+100 bps	–100 bps	+100 bps	–100 bps
Net Interest Income	11.4%	(6.0)%	18.0%	(6.5)%
Economic Value of Equity	(6.1)%	9.5%	3.1%	(0.5)%

The change to the Economic Value of Equity figure for 2011 was driven by the improvement in prices of our second lien debt. The convergence of the market price to the call price reduces the duration or sensitivity of these instruments to changes in interest rates. The simulation modeling assumes we take no action in response to the assumed changes in interest rates. Our net interest income is asset sensitive to a parallel shift in interest rates at December 31, 2011.

Although we believe that these measurements provide an estimate of our interest rate sensitivity, they do not account for potential changes in credit quality, size, and prepayment characteristics of our balance sheet. They also do not account for

Item 7:  Management’s Discussion and Analysis

72    CIT ANNUAL REPORT 2011

other business developments that could affect net income, or for management actions that could affect net income or that could be taken to change our risk profile. Accordingly, we can give no assurance that actual results would not differ materially from the estimated outcomes of our simulations. Further, such simulations do not represent our current view of expected future interest rate movements.

Foreign Currency Risk

We seek to hedge the transactional exposure of our non-dollar denominated activities, comprised of foreign currency loans to foreign entities, through local currency borrowings. To the extent such borrowings were unavailable, we have utilized derivative instruments (foreign currency exchange forward contracts and cross currency swaps) to hedge our non-dollar denominated activities. Additionally, we have utilized derivative instruments to hedge the translation exposure of our net investments in foreign operations.

Our non-dollar denominated loans are now largely funded with U.S. dollar denominated debt and equity, which, if unhedged, would cause foreign currency transactional and translational exposures. We target to hedge these exposures through derivative instruments. Approved limits are monitored to facilitate the management of our foreign currency position. Included among the limits are guidelines, which measure both transactional and translational exposure based on potential currency rate scenarios. Unhedged exposures may cause changes in earnings or the equity account.

Liquidity Risk

Our liquidity risk management and monitoring process is designed to ensure the availability of adequate cash resources and funding capacity to meet our obligations. Our overall liquidity management strategy is intended to ensure ample liquidity to meet expected and contingent funding needs under both normal and stress environments. Consistent with this strategy, we maintain large pools of cash and highly liquid investments. Additional sources of liquidity include the Revolving Credit Facility, other secured committed facilities and cash collections generated by portfolio assets originated in the normal course of business.

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

Integral to our liquidity management practices is our contingency funding plan, which outlines actions and protocols under liquidity stress conditions, whether they be idiosyncratic or systemic in nature. The objective of the plan is to ensure an adequately sustained level of liquidity under both normal and stress conditions.

LEGAL, REGULATORY AND CORPORATE COMPLIANCE RISK

Corporate Compliance is an independent function responsible for maintaining an enterprise-wide compliance risk management program commensurate with the size, scope and complexity of our businesses, operations, and the geographies in which we operate. The Compliance function oversees programs and processes to evaluate and monitor compliance with laws and regulations pertaining to our business and monitors and promotes compliance with the Company’s ethical standards as set forth in our Code of Business Conduct and global policies. The Company, its executive leadership and Board of Directors drive the development of a prominent compliance culture across the Company and in every location in which it conducts business.

The Corporate Compliance function provides leadership, guidance and oversight to help business units and staff functions identify applicable laws and regulations and implement effective measures to meet the requirements and mitigate the risk of violations of or failures to meet our legal and regulatory obligations. The global compliance risk management program includes training, testing, monitoring, risk assessment, and other critical disciplines necessary to effectively manage compliance and regulatory risks. The company relies on subject matter experts in the areas of privacy, sanctions, anti-money laundering, and other areas typically addressed by bank holding companies with large complex compliance profiles.

Corporate Compliance has implemented comprehensive compliance policies and has Business Unit Compliance Officers who work with each business unit to advise business staff and leadership in the prudent conduct of business within a regulated environment. They ensure that procedures are established to operationalize compliance policies and other requirements. Corporate Compliance also provides and monitors mandatory employee compliance training programs.

Corporate Compliance, led by the Chief Compliance Officer, is responsible for setting the overall global compliance framework and standards, using a risk based approach to identify and manage key compliance obligations and risks. The head of each business and staff function is responsible for ensuring compliance. Corporate Compliance reports to the CRO and to the Audit Committee of the Board of Directors.

OPERATIONAL RISK

Operational risk is the risk of financial loss, or potential damage to a firm’s reputation, or other adverse impacts resulting from inadequate or failed internal processes and systems, people or external events, Operational Risk may result from fraud by employees or persons outside the company, transaction processing errors, employment practices and workplace safety issues, unintentional or negligent failure to meet professional obligations to clients, business interruption due to system failures, or other external events.

Operational risk is managed within individual business units. The head of each business and functional area is responsible for

CIT ANNUAL REPORT 2011    73

maintaining an effective system of internal controls. The business segment Chief Operating Officers (COO) designate Operational Risk Managers responsible for implementation of the Operational Risk framework programs. The Enterprise Operational Risk function provides oversight in managing Operational Risk, designs and supports the company-wide Operational Risk framework programs, promotes awareness by providing training to all employees and Operational Risk Managers within the business segments and functional areas. Additionally, Enterprise Operational Risk maintains the Loss Data Collection and Risk Assessment programs. CIT’s internal audit department monitors and tests the overall effectiveness of internal control and operational systems on an ongoing basis and reports results to senior management and to the Audit Committee of the Board. Oversight of the operational risk management function is provided by CRM, the Operational and Information Technology Risk Working Group, the Enterprise Risk Committee and the Risk Management Committee of the Board of Directors.

FUNDING, LIQUIDITY AND CAPITAL

Portfolio collections, capital markets, various securitization facilities, secured borrowings and deposits provide our sources of funding and liquidity. Additionally, the Company maintains a portfolio of cash and investment securities and a committed $2 billion Revolving Credit Facility to satisfy funding and other operating obligations, while also providing protection against unforeseen stress events, for instance unanticipated funding obligations, such as customer line draws, or disruptions to capital markets or other funding sources.

Cash and short-term investment securities totaled $8,372.8 million at December 31, 2011 $(7,435.6 million of cash and $937.2 million of short-term investments), down from $11,204.2 million of cash at December 31, 2010 and $9,826.2 million of cash at December 31, 2009. The declines largely reflect cash used for the repayment of first and second lien debt. Cash and short-term investment securities at December 31, 2011 consisted of $4.1 billion at the bank holding company, $2.5 billion at CIT Bank, $0.9 billion at operating subsidiaries and $0.9 billion in restricted balances. The $1.7 billion decline in the restricted balance from December 31, 2010 primarily reflects a $1.3 billion decline in the cash sweep account balance to approximately $24 million. Cash from the sweep account was utilized during 2011 to make payments under the First Lien Term Loan and the Revolving Credit Facility.

Our short-term investments include $0.8 billion of U.S. Treasury bills and government agency bonds, and $0.1 billion of Canadian Treasury bills. All these investments are classified as available for sale and have maturities of 91 days or less. We anticipate continued investment of our cash in various types of liquid, high-grade, short-term investments.

In addition to the cash and short-term investment securities, CIT had approximately $1.9 billion of unused and committed liquidity under the Revolving Credit Facility at December 31, 2011. Including the Revolving Credit Facility, committed secured facilities at December 31, 2011 totaled $6.4 billion, of which $2.9 billion was undrawn.

One of our priorities for 2011 was to reduce our cost of capital. During 2011, we executed over $7.5 billion of cost efficient financings, eliminated or refinanced over $9.5 billion of high-cost first and second lien debt and successfully completed a consent solicitation and exchange offer for our Series A Notes maturing in 2015, 2016 and 2017, to achieve this goal.

New Financings and Renewed Facilities

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

During 2011, CIT entered into over $7.5 billion of secured financings. In March 2011, the Company issued $2 billion of new Series C Second-Priority Secured Notes (the “Series C Notes”). In August 2011, CIT entered into a Bank Revolving Credit and Guaranty Agreement (the “Revolving Credit Facility”). The total commitment amount under the Revolving Credit Facility is $2 billion. The Series C Notes and Revolving Credit Facility are discussed further below. In addition to the Series C Notes and Revolving Credit Facility, we renewed or entered into over $3.5 billion of secured financings during 2011 as discussed under “Other Secured Borrowings”.

In February 2012, we closed a private placement of $3.25 billion aggregate principal amount of Series C Notes, consisting of $1.5 billion principal amount due 2015 (the “2015 Notes”) and $1.75 billion principal amount due 2019 (the “2019 Notes”, together with the 2015 Notes, the “Notes”). The 2015 Notes priced at par and bear interest at a rate of 4.75% and the 2019 Notes priced at par and bear interest at a rate of 5.50%. The Notes are obligations of CIT and are secured by the same collateral that secures CIT’s outstanding Series A Notes and its other Series C Notes. In addition, the Notes are guaranteed by the same subsidiaries of CIT that guarantee CIT’s outstanding Series A Notes and its other Series C Notes. The collateral and guarantees for the Notes will be automatically released once the Series A Notes have been paid off in full as described below.

CIT announced on February 7, 2012 that it will redeem all of its remaining Series A Notes totaling approximately $4 billion on March 9, 2012. The elimination of our remaining Series A Notes will result in all of our Series C Notes becoming unsecured. In addition, the Revolving Credit Facility will also become unsecured upon our completion of certain requirements as set forth under the Revolving Credit Facility.

Item 7:  Management’s Discussion and Analysis

74    CIT ANNUAL REPORT 2011

Liability Management

During 2011, CIT refinanced or eliminated over $9.5 billion of high cost first and second lien debt, including approximately $5 billion of Series A Notes which were redeemed at a price equal to 102% of the aggregate principal amount redeemed. During the third and fourth quarters of 2011, CIT also periodically repurchased an additional $860 million of Series A Notes in open market repurchases at a weighted average price of 97.9%. In January 2011, CIT redeemed the remaining Series B Second-Priority Secured Notes (“Series B Notes”) of approximately $750 million. In August 2011, CIT repaid in full and terminated the $3 billion First Lien Term Loan. In December 2011, CIT redeemed at par the remaining balance of $500 million of Education Funding Capital Trust-II, a student lending securitization established in 2003. Most of the student loans underlying this securitization were refinanced through the CFL Facility described below. In aggregate, these transactions reduced 2011 pre-tax income by $528 million due to accelerated FSA accretion, prepayment penalties and loss on debt extinguishment.

Since January 2010, including redemptions completed or announced in the first quarter of 2012, CIT will have eliminated or refinanced nearly $22 billion of high cost first and second lien debt, including approximately $6.5 billion during the first quarter of 2012. Over the same time period, including the $3.25 billion Series C issuance in February 2012, we have entered into over $12 billion of secured financings. During 2011, we also exchanged approximately $8.8 billion of Series A debt into Series C debt. These activities, in conjunction with net deposit growth of $1.7 billion during 2011, reduced our weighted average coupon rates on outstanding deposits and long-term borrowings to 4.71% at December 31, 2011 from 5.31% at December 31, 2010 and 5.97% at December 31, 2009. Including the $3.25 billion Series C offering in February 2012 and $6.5 billion of Series A redemptions either announced or completed during the first quarter of 2012, the weighted average coupon rates on outstanding deposits and long-term borrowings would have been 4.28% at December 31, 2011.

In addition, CIT has repaid approximately $3.4 billion during 2011 and $6.9 billion during 2010 of other secured debt, generally from the collections of the underlying receivables.

Expanding the role of CIT Bank was another priority for us in 2011. We transferred into CIT Bank our Small Business Lending platform in March 2011 and our U.S. Vendor Finance platform in July 2011. Following each platform transfer, related new originations are funded by CIT Bank using its available cash, deposits and secured financings. The platform transfers exclude portfolio assets outstanding at the time of the transfer, which are serviced by CIT Bank. Cash flows from the outstanding portfolio assets are retained by the Company to be used for other corporate purposes, but are subject to restrictions under the Cash Sweep.

Revolving Credit Facility

On August 25, 2011 (the “Closing Date”), CIT and certain of its subsidiaries entered into a $2 billion Revolving Credit Facility. The total commitment amount consists of a $1.65 billion revolving loan tranche and a $350 million revolving loan tranche that can also be utilized for issuance of letters of credit. The Revolving Credit Facility matures on August 14, 2015 and will accrue interest at a per annum rate of LIBOR plus a margin of 2.00% to 2.75% (with no floor) or Base Rate plus a margin of 1.00% to 1.75% (with no floor). Based on the Company’s current debt rating, the applicable margin for LIBOR loans is 2.75% and the applicable margin for Base Rate loans is 1.75% at December 31, 2011.

During the fourth quarter, all of borrowings under the Revolving Credit Facility were repaid. The amount available to draw upon at December 31, 2011 was approximately $1.9 billion, after reflecting amounts utilized for the issuance of letters of credit.

The Revolving Credit Facility is currently secured by a first lien on substantially all U.S. assets that are not otherwise pledged to secure the borrowings of special purpose entities as described below under “Other Secured Borrowings”, 65% of the voting shares and 100% of the non-voting shares of certain foreign subsidiaries and between 44% and 65% of the equity interest or capital stock in certain other non-U.S., non-regulated subsidiaries. The Revolving Credit Facility is subject to a collateral coverage covenant (based on CIT’s book value in accordance with GAAP) of 2.0x the committed facility size, tested quarterly and upon certain transfers, dispositions or releases of collateral. The Revolving Credit Facility is also subject to a $6 billion minimum consolidated net worth covenant, tested quarterly, and limits the Company’s ability to create liens, merge or consolidate, sell, transfer, lease or dispose of all or substantially all of its assets, grant a negative pledge or sell assets under certain circumstances. At December 31, 2011, after eliminating certain pledged entities that are being evaluated for consolidation or dissolution, the collateral coverage ratio was 5.3x.

On February 7, 2012, CIT announced that it will redeem the entire remaining balance of the Series A Notes, totaling approximately $4 billion on March 9, 2012. Once the Company’s remaining Series A Notes cease to be outstanding, all the collateral and subsidiary guarantees under the Series C Notes will be automatically released. In addition, all the collateral and subsidiary guarantees under the Revolving Credit Facility will also be released upon our completion of certain requirements as set forth under the Revolving Credit Facility, except for subsidiary guarantees from eight of the Company’s domestic operating subsidiaries (“Continuing Guarantors”). Once the Revolving Credit Facility becomes unsecured, the collateral coverage covenant will be replaced by an asset coverage covenant (based on the book value of eligible assets of the Continuing Guarantors) of 2.0x the committed facility size, tested monthly and upon certain dispositions or encumbrances of eligible assets of the Continuing Guarantors.

See Item 8 Financial Statements and Supplementary Data, Note 8 — Long-Term Borrowings for additional information on the Revolving Credit Facility.

First Lien Term Loan

In connection with entering into the Revolving Credit Facility described above, the Company repaid in full and terminated the First Lien Term Loan. Also, in the third quarter of 2011, the Company terminated its $350 million Amended and Restated Letter of Credit Facility, dated as of February 18, 2011, with Bank of America, N.A. acting as administrative agent and letter of credit issuer (the “Prior L/C Agreement”) and all letters of credit issued under the Prior L/C Agreement were rolled over and deemed issued under the Revolving Credit Facility. The Company did not pay any early termination penalties or call premiums in

CIT ANNUAL REPORT 2011    75

connection with the termination of either the First Lien Term Loan or the Prior L/C Agreement.

The First Lien Term Loan carried an interest rate of LIBOR + 4.50% with a 1.75% LIBOR floor.

Further detail, including covenants and origination, is included in Item 8 Financial Statements and Supplementary Data, Note 8 — Long-Term Borrowings.

Series C Notes

In March 2011, the Company issued $2 billion of new Series C Notes, consisting of $1.3 billion of three-year 5.25% fixed rate notes due in 2014 and $700 million of seven-year 6.625% fixed rate notes due in 2018. The covenants in the new Series C Notes are generally consistent with covenants in investment grade-rated bonds. The proceeds of the transaction were used in May 2011, in conjunction with available cash, to redeem $2.5 billion of Series A Notes. The aggregate principal amount outstanding of Series C Notes at December 31, 2011 totaled $10.8 billion

In June 2011, we successfully completed an Exchange Offer and Consent Solicitation for outstanding Series A Notes maturing in 2015, 2016 and 2017. At the Offer Expiration, tenders with consents or separate consents were received from holders of approximately $10.9 billion in aggregate principal amount of Series A Notes, made up of $8.76 billion Series A Notes tendered and accepted for exchange, and $2.17 billion Series A Notes separately consented, including a majority of each maturity of these Series A Notes. As a result, $8.76 billion principal amount of Series C Notes with the same interest rate and interest payment dates, but maturing one business day later than the Series A Notes for which they were exchanged, were issued in exchange for the Series A Notes tendered and accepted.

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

The Series A Notes and Series C Notes are generally secured by second-priority security interests in all the assets securing the Revolving Credit Facility. The Series A Notes and Series C Notes Indentures limit the Company’s ability to create liens, merge or consolidate, or sell, transfer, lease or dispose of all or substantially all of its assets. Under the terms of the Series A Notes, the Company is required to use certain cash collections to repay the Series A Notes on an accelerated basis as part of a Cash Sweep provision; there is no such requirement under the Series C Notes.

The guarantees and collateral for the Series C Notes will be released upon the Series C Notes receiving an investment grade rating from each of Moody’s and S&P after giving effect to the release. In addition, the guarantees and/or collateral for the Series C Notes will be automatically released if the same guarantees and/or collateral for the Series A Notes are released at the same time or if the Series A Notes have been paid off in full. See Series A Notes below for details on 2012 redemptions of the remaining balances.

Series A Notes

On December 10, 2009, pursuant to the Plan of Reorganization the Company issued $21.04 billion principal amount of its 7.0% Series A Second-Priority Secured Notes (“Series A Notes”) with maturities each year from 2013 to 2017. The aggregate principal amount outstanding of Series A Notes at December 31, 2011 totaled $6.5 billion.

During 2011, CIT redeemed or repurchased approximately $5.8 billion of Series A Notes. Approximately $5 billion in aggregate of Series A Notes maturing in 2013 and 2014 were redeemed at a price of 102% of the aggregate principal amount redeemed and approximately $296 million of Series A Notes maturing in 2014, approximately $247 million maturing in 2016 and approximately $315 million maturing in 2017 were repurchased at a discount in open market repurchases.

In January 2012, CIT redeemed $2.0 billion of the Series A Notes and in February 2012, CIT redeemed an incremental $500 million of the Series A Notes. In addition, CIT announced on February 7, 2012 that it will redeem the entire remaining balance of the Series A Notes, totaling approximately $4 billion, on March 9, 2012. The elimination of our remaining Series A Notes will result in all of our Series C Notes becoming unsecured. In addition, the Cash Sweep requirement is also eliminated.

See Series C Notes above for discussion on covenants and also Item 8 Financial Statements and Supplementary Data, Note 8 — Long-Term Borrowings.

Series B Notes

On December 10, 2009, pursuant to the Plan of Reorganization, Delaware Funding issued approximately $2.15 billion principal amount of 10.25% Series B Second-Priority Secured Notes due each year from 2013 to 2017. During 2010 we redeemed $1.4 billion of the Series B Notes and the remaining $0.75 billion of Series B Notes was redeemed in January 2011 at a redemption price of 102% of the aggregate principal amount redeemed.

Other Secured Borrowings

These secured borrowings, which are comprised largely of securitization financings, totaled $10.4 billion at December 31, 2011, down $0.6 billion from last year reflecting repayments on existing structures corresponding to cash flows received on the underlying collateral.

In addition to the $2 billion of Series C Notes and $2 billion Revolving Credit Facility discussed above, we renewed or entered into over $3.5 billion of secured financings during 2011.

-	Received approximately $1.1 billion of total proceeds under the GSI Facilities. Assets funded through the GSI Facilities in 2011 consisted of approximately $0.9 billion of railcars under operating leases and approximately $0.6 billion of government guaranteed student loans. The GSI Facilities are discussed further below.

-	Renewed a $1 billion committed U.S. Vendor Finance conduit facility, with significantly reduced costs, increased advance rate and lengthened term. The committed revolving period of the facility now expires in March 2013 and the facility has a final maturity in 2020.

-	Renewed a $550 million committed conduit facility at a lower cost and with a longer term. The facility has a committed

Item 7:  Management’s Discussion and Analysis

76    CIT ANNUAL REPORT 2011

revolving period that expires in September 2013 and has a final maturity in November 2013.

-	Received approximately $375 million from an existing facility guaranteed by the European Export Credit Agencies and secured by several Airbus aircraft that were delivered in 2011 and received $150 million of secured aircraft funding through a newly established facility guaranteed by the Export-Import Bank of the United States.

-	Closed a new RMB 1.8 billion (approximately $285 million, based on year end exchange rate) committed Vendor Finance China facility. The committed availability period of the facility expires in June 2013 with a three year final maturity for each drawdown under the facility.

-	Renewed a £100 million (approximately $155 million, based on year end exchange rate) committed U.K. Vendor Finance conduit facility at significantly lower cost and lengthened term. The committed revolving period of the facility now expires in June 2013 and the facility has a final maturity in 2020.

GSI Facilities

On October 26, 2011, CIT Group Inc. (“CIT”) amended its existing $2.125 billion total return swap facility between CIT Financial Ltd. (“CFL”) and Goldman Sachs International (“GSI”) in order to provide greater flexibility for certain assets to be funded under the facility. The size of the existing CFL facility was reduced to $1.5 billion, and the $625 million formerly available under the existing CFL facility was transferred to a new total return swap facility between GSI and CIT TRS Funding B.V. (“BV”), a wholly-owned subsidiary of CIT. The CFL Facility and the BV Facility are together referred to below as the GSI Facilities.

At December 31, 2011, a total of $3,981.4 million, after FSA, of financing and leasing assets, comprised of $815.5 million in Corporate Finance, $1,197.1 million in Consumer and $1,968.8 million in commercial aerospace and rail assets in Transportation Finance, were pledged in conjunction with $2,409.1 million in secured debt issued to investors under the GSI Facilities. After adjustment to the amount of actual qualifying borrowing base under terms of the GSI Facilities, this $2,409.1 million of secured debt provided for usage of $2,054.9 million of the maximum notional amount of the GSI Facilities at December 31, 2011. The remaining $70.1 million of the maximum notional amount represents the unused portion of the GSI Facilities and constitutes the notional amount of derivative financial instruments. Actual terms of the GSI Facilities, including facility usage and collateral coverage, are measured on a pre-FSA basis.

Unsecured counterparty receivable of $733.5 million, net of FSA, is owed to CIT from GSI for debt discount, return of collateral posted to GSI and settlements resulting from market value changes to asset-backed securities underlying the structures at December 31, 2011.

The CFL Facility was originally executed on June 6, 2008, and under an October 28, 2009 amendment, the maximum notional amount of the CFL Facility was reduced from $3.0 billion to $2.125 billion. During the first half of 2008, CIT experienced significant constraints on its ability to raise funding through the debt capital markets and access the Company’s historical sources of funding. The CFL Facility provided a swapped rate on qualifying secured funding at a lower cost than available to CIT through other funding sources. The CFL Facility was structured as a TRS to satisfy the specific requirements to obtain this funding commitment from GSI. Pursuant to applicable accounting guidance, only the unutilized portion of the total return swap is accounted for as a derivative and recorded at fair value. Under the terms of the GSI Facilities, CIT raises cash from the issuance of Asset Backed Securities (“ABS”) to investors designated by GSI under the total return swap, equivalent to the face amount of the ABS less an adjustment for any Original Issue Discount (OID) which equals the market price of the ABS. CIT is also required to deposit a portion of the face amount of the ABS with GSI as additional collateral prior to funding ABS through the GSI Facilities.

Amounts deposited with GSI can increase or decrease over time depending on the market value of the ABS and / or changes in the ratings of the ABS. CIT and GSI engage in periodic settlements based on the timing and amount of coupon and principal payments actually made on the ABS. GSI is obligated to return those same amounts to CIT plus a proportionate amount of the initial deposit.

CIT is obligated to pay GSI (1) principal in an amount equal to the initial market price less the initial deposit, in each case, as a percentage of the ABS times the principal amount returned by GSI and (2) interest equal to LIBOR times the adjusted qualifying borrowing base of the ABS. On a quarterly basis, CIT pays the fixed facility fee of 2.85% per annum times the maximum facility commitment amount, currently $1.5 billion under the CFL Facility and $625 million under the BV Facility, to GSI.

Valuation of the derivatives related to the GSI Facilities is based on several factors using a discounted cash flow (DCF) methodology, including:

-	CIT’s funding costs for similar recent secured financings based on the current market environment;

-	Forecasted usage of the long-dated GSI Facilities through the final maturity date in 2028; and

-	Forecasted amortization, including prepayment assumptions, due to principal payments on the underlying ABS, which impacts the amount of the unutilized portion.

Based on the Company’s valuation, it was determined that the derivatives had no value at December 31, 2011.

Interest expense related to the GSI Facilities is affected by the following:

-	A fixed facility fee of 2.85% per annum times the maximum facility commitment amount, currently $1.5 billion under the CFL Facility and $625 million under the BV Facility

-	A variable amount based on one-month or three-month USD LIBOR times the “utilized amount” (effectively the “adjusted qualifying borrowing base”) of the total return swap, and

-	A reduction in interest expense due to the recognition of the payment of any OID from GSI on the various ABS.

Cash Sweep and Required Cash Sweep Payments

Under the terms of the Series A Notes, the Company is required to use certain cash collections to repay the Revolving Credit Facility and Series A Notes on an accelerated basis (the “Cash Sweep”). The Company may also use amounts in the Cash Sweep Accounts for certain designated purposes. The terms of the Series A Notes still require Cash Sweep payments to be made in order of priority first to the Revolving Credit Facility and once all outstanding obligations under the Revolving Credit Facility have

CIT ANNUAL REPORT 2011    77

been paid off in full, then to repay or redeem the Series A Notes (including purchases of Series A Notes in open market transactions, pursuant to tender offers or otherwise). The Revolving Credit Facility may be prepaid and re-borrowed from time to time at the option of CIT.

The Cash Sweep account totaled $24 million at December 31, 2011, compared to $1,230 million at December 31, 2010. The decrease resulted from payments on the First Lien Term Loan and the Revolving Credit Facility during 2011.

Once all of the Company’s remaining approximately $4 billion of Series A Notes are redeemed on March 9, 2012, the Cash Sweep provision will be eliminated.

Debt Ratings

On February 13, 2012, DBRS increased our debt ratings one notch to an issuer / counterparty credit rating and second lien debt rating of “BB (Low)” and the Revolving Credit Facility rating was increased to “BB (High)”. On February 16, 2012, Moody’s Investor Service increased our debt ratings one notch to an issuer / counterparty credit rating and second lien debt rating of “B1”.

Our debt ratings at December 31, 2011 are presented in the following table. Changes since December 31, 2010 include the addition of the credit ratings on the Revolving Credit Facility, the addition of the Series C Notes that were issued in March 2011, the removal of the Series B Notes that were repaid in January 2011 and a one notch ratings upgrade from Moody’s Investors Service to CIT’s Issuer / Counterparty Credit Rating and Series A and C ratings. The Series C Notes ratings are equivalent to the ratings on the Series A Notes.

Debt Ratings as of December 31, 2011

	S&P Ratings Services	Moody’s Investors Service	DBRS
Issuer / Counterparty Credit Rating	B+	B2	B (High)
Revolving Credit Facility Rating (1st Lien Debt)	BB	Ba3	BB
2nd Lien Debt Rating (Series A and C)	B+	B2	B (High)

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

A debt rating is not a recommendation to buy, sell or hold securities, and the ratings are subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

Tax Implications on Cash in Foreign Subsidiaries

Cash and short term investments held by foreign subsidiaries at December 31, 2011 and 2010 totaled $1.6 billion and $2.3 billion, respectively.

With respect to the Company’s investments in foreign subsidiaries, Management has historically asserted the intent to indefinitely reinvest the unremitted earnings of its foreign subsidiaries with very limited exceptions. However, in 2009, Management determined that it would no longer make this assertion because of certain cash flow and funding uncertainties consequent to its recent emergence from bankruptcy and the fact that Management was still in the early stages of developing its long-term strategic and liquidity plans. By 2010, the Company had a new leadership team charged with re-evaluating the Company’s long-term business and strategic plans. Their initial post-bankruptcy plan was to aggressively grow the Company’s international business. Accordingly, in 2010, with very limited exceptions, Management decided to assert indefinite reinvestment of the unremitted earnings of its foreign subsidiaries. This resulted in the reversal of certain previously established deferred income taxes including $10 million of deferred withholding taxes and $64 million of deferred domestic income tax. The latter $64 million deferred tax was fully offset by a corresponding adjustment to the domestic valuation allowance resulting in no impact to the income tax provision.

In the quarter-ended December 31, 2011, Management decided to no longer assert its intent to indefinitely reinvest its foreign earnings, except for its Chinese subsidiary. This decision was driven by events over the last year that culminated in Management’s conclusion during the quarter that the Company may need to repatriate foreign earnings to address certain long-term investment and funding strategies. Some of the significant events that impacted Management’s decision included the re-evaluation of the Company’s debt and capital structures of its subsidiaries, and the need to pay-down the Company’s high cost debt in the U.S. In addition, certain restrictions on the Company’s first and second lien debt were removed during the 2011 fourth quarter upon the repayment of the remaining 2014 Series A debt. The removal of these restrictions allows the Company to transfer and repatriate cash to repay its high cost debt in the U.S. and recapitalize

Item 7:  Management’s Discussion and Analysis

78    CIT ANNUAL REPORT 2011

certain foreign subsidiaries. All these events contributed to Management’s decision to no longer assert indefinite reinvestment of it foreign earnings, with the exception of its Chinese subsidiary.

As a result of the change in assertion, the Company recorded deferred tax liabilities of $12.2 million of foreign withholding taxes and $74.1 million of domestic deferred income taxes. These amounts represent the Company’s best estimate of the tax cost associated with the repatriation of undistributed earnings of its foreign subsidiaries. The $74.1 million of deferred income tax was fully offset by a corresponding adjustment to the domestic valuation allowance resulting in no impact to the income tax provision.

Contractual Payments and Commitments

The following tables summarize significant contractual payments and contractual commitment expirations at December 31, 2011. Certain amounts in the payments table are not the same as the respective balance sheet totals, because this table is before FSA, in order to better reflect projected contractual payments. Likewise, actual cash flows will vary materially from those depicted in the payments table as further explained in the table footnotes.

Payments and Collections by Year, for the twelve months ended December 31,(1) (dollars in millions)

	Total	2012	2013	2014	2015	2016+
Secured borrowings(2)	$10,957.8	$1,202.6	$1,434.7	$931.3	$850.8	$6,538.4
Other debt	136.0	1.2	0.6	–	–	134.2
Series A Notes(3)	6,452.8	2,000.0	–	–	–	4,452.8
Series C Notes (Exchanged)	8,765.0	–	–	–	1,554.2	7,210.8
Series C Notes (Other)	2,000.0	–	–	1,300.0	–	700.0
Total Long-term borrowings	28,311.6	3,203.8	1,435.3	2,231.3	2,405.0	19,036.2
Deposits	6,179.2	1,822.7	1,387.5	1,193.9	634.9	1,140.2
Credit balances of factoring clients	1,225.5	1,225.5	–	–	–	–
Lease rental expense	253.6	34.0	31.0	29.0	27.7	131.9
Total contractual payments	$35,969.9	$6,286.0	$2,853.8	$3,454.2	$3,067.6	$20,308.3

(1)	Projected payments of debt interest expense and obligations relating to postretirement programs are excluded.

(2)	Includes non-recourse secured borrowings, which are generally repaid in conjunction with the pledged receivable maturities. For student lending receivables, the repayment of both the receivable and borrowing includes a prepayment component.

(3)	The 2012 amount reflects the $2 billion redemption announced in December 2011. CIT redeemed an additional $500 million on February 21, 2012 and announced the redemption of the remaining Series A Notes (approximately $4 billion), which will occur on March 9, 2012.

Commitment Expiration by twelve month periods ended December 31 (dollars in millions)

	Total	2012	2013	2014	2015	2016+
Financing commitments(1)	$2,746.2	$315.6	$442.5	$280.2	$458.5	$1,249.4
Aerospace and other manufacturer purchase commitments(2)	8,771.4	1,294.3	1,104.4	822.3	1,333.1	4,217.3
Letters of credit	299.0	111.6	28.4	25.6	33.6	99.8
Deferred purchase credit protection agreements	1,816.9	1,816.9	–	–	–	–
Guarantees, acceptances and other recourse obligations	25.6	16.1	8.0	1.5	–	–
Liabilities for unrecognized tax obligations(3)	549.2	20.0	529.2	–	–	–
Total contractual commitments	$14,208.3	$3,574.5	$2,112.5	$1,129.6	$1,825.2	$5,566.5

(1)	Financing commitments do not include certain unused, cancelable lines of credit to customers in connection with third-party vendor programs, which can be reduced or cancelled by CIT at any time without notice.

(2)	Aerospace commitments are net of amounts on deposit with manufacturers.

(3)	The balance cannot be estimated past 2012; therefore the remaining balance is reflected in 2013.

Financing commitments declined from $3.1 billion at December 31, 2010 to $2.7 billion at December 31, 2011. At December 31, 2011, substantially all financing commitments were senior facilities, with approximately 59% secured by equipment or other assets and the remainder comprised of cash flow or enterprise value facilities. Most of our undrawn and available financing commitments are in Corporate Finance. The top ten undrawn commitments totaled $371 million at December 31, 2011.

The table above includes approximately $0.4 billion of commitments at December 31, 2011 and $0.7 billion at December 31, 2010 that were not available for draw due to requirements for collateral availability or covenant conditions.

CIT ANNUAL REPORT 2011    79

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

Risk-Weighted Assets (dollars in millions)

	December 31, 2011	December 31, 2010	December 31, 2009
Balance sheet assets	$45,235.4	$51,419.7	$60,504.8
Risk weighting adjustments to balance sheet assets(1)	(12,332.3)	(16,251.2)	(15,845.9)
Off balance sheet items(2)	11,913.4	8,818.6	9,583.4
Risk-weighted assets	$44,816.5	$43,987.1	$54,242.3

(1)	2009 includes risk weighting for retained interests in securitized assets to reflect the associated off-balance sheet assets.

(2)	Primarily reflects commitments to purchase aircraft and for unused lines of credit and letters of credit. See Note 13 – Regulatory Capital for more information.

Regulatory Capitalization

The Company is subject to various regulatory capital requirements set by the Federal Reserve Board. CIT committed to its regulators to maintain a 13% Total Capital Ratio at the BHC and a 15% Tier 1 Leverage Ratio at CIT Bank for at least three years.

Regulatory Capital and Ratios (dollars in millions)

	December 31, 2011	December 31, 2010	December 31, 2009
Tier 1 Capital
Total stockholders’ equity	$8,888.5	$8,923.1	$8,400.0
Effect of certain items in accumulated other comprehensive loss excluded from Tier 1 Capital	54.3	(3.3)	–
Adjusted total equity	8,942.8	8,919.8	8,400.0
Less: Goodwill(1)	(338.0)	(346.4)	(346.4)
Disallowed intangible assets	(63.6)	(119.2)	(225.1)
Investment in certain subsidiaries	(36.6)	(33.4)	(2.8)
Other Tier 1 components(2)	(58.1)	(65.2)	(98.5)
Tier 1 Capital	8,446.5	8,355.6	7,727.2
Tier 2 Capital
Qualifying reserve for credit losses and other reserves(3)	429.9	428.2	–
Investment in certain subsidiaries	(36.6)	(33.4)	–
Other Tier 2 components(4)	–	0.2	–
Total qualifying capital	$8,839.8	$8,750.6	$7,727.2
Risk-weighted assets	$44,816.5	$43,987.1	$54,242.3
BHC Ratios
Tier 1 Capital Ratio	18.8%	19.0%	14.2%
Total Capital Ratio	19.7%	19.9%	14.2%
Tier 1 Leverage Ratio	18.9%	16.0%	11.2%
CIT Bank Ratios
Tier 1 Capital Ratio	36.5%	57.4%	45.0%
Total Capital Ratio	37.5%	57.7%	45.0%
Tier 1 Leverage Ratio	24.7%	24.2%	15.9%

(1)	Goodwill adjustment also reflects the portion included within assets held for sale.

(2)	Includes the portion of net deferred tax assets that does not qualify for inclusion in Tier 1 capital based on the capital guidelines and the Tier 1 capital charge for nonfinancial equity investments.

(3)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit and for deferred purchase agreements, all of which is recorded in Other Liabilities.

(4)	Banking organizations are permitted to include in Tier 2 Capital up to 45% of net unrealized pretax gains on available-for-sale equity securities with readily determinable fair values.

Item 7:  Management’s Discussion and Analysis

80    CIT ANNUAL REPORT 2011

Regulatory capital guidelines are based on the Capital Accord of the Basel Committee on Banking Supervision (Basel I). We compute capital ratios in accordance with Federal Reserve capital guidelines for assessing adequacy of capital. To be well capitalized, a BHC generally must maintain Tier 1 and Total Capital Ratios of at least 6% and 10%, respectively. The Federal Reserve Board also has established minimum guidelines. The minimum ratios are: Tier 1 Capital Ratio of 4.0%, Total Capital Ratio of 8.0% and Tier 1 Leverage Ratio of 4.0%. In order to be considered a ”well capitalized” depository institution under FDIC guidelines, CIT Bank must maintain a Tier 1 Capital Ratio of at least 6%, a Total Capital Ratio of at least 10%, and a Tier 1 Leverage Ratio of at least 5%.

In 2004, the Basel Committee published a new capital accord (Basel II) to replace Basel I. We do not meet the thresholds to be a “core bank” and are therefore not required to comply with the advanced approaches of Basel II.

On August 12, 2009, CIT entered into a Written Agreement with the Federal Reserve Bank of New York (the “FRBNY”). Among other requirements, the Written Agreement requires regular reporting to the FRBNY and prior written approval by the FRBNY for payment of dividends and distributions and the purchase or redemption of stock.

Basel III

In December 2010, the Basel Committee on Banking Supervision released its final framework for strengthening international capital and liquidity regulation (“Basel III”). Basel III requirements include higher minimum capital ratios, increased limitations on qualifying capital, minimum liquidity requirements and a more constrained leverage ratio requirement. The U.S. bank regulatory agencies have not yet set forth a formal timeline for a notice of proposed rulemaking or final adoption of regulations responsive to Basel III. The U.S. banking agencies have indicated informally that they expect to propose regulations implementing Basel III in the first half of 2012.

Basel III revisions governing capital requirements are subject to a prolonged and phased-in transition period which begins on January 1, 2013, with full implementation on January 1, 2019. If Basel III is fully implemented in the U.S. as currently proposed, CIT will be required to maintain risk-based capital ratios at January 1, 2019 as follows:

	Minimum Capital Requirements – January 1, 2019
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

See the “Regulation” section of Item 1 Business Overview for further detail regarding regulatory matters.

CIT BANK

CIT Bank is a state-chartered bank headquartered in Salt Lake City, Utah and is the Company’s principal bank subsidiary. CIT Bank originates and funds lending activity of various business segments. During the year, CIT Bank originated 72% of CIT Group’s new U.S. origination volume. Loan origination activity within CIT Bank continued to increase with committed loan volume for the full year of $4.4 billion and funded volume of $3.2 billion. Funded loan volume was $2.5 billion more than 2010 and reflected increased volume from Corporate Finance, Vendor Finance and Transportation Finance. Both committed and funded volume increased sequentially each quarter.

Total assets were $9.0 billion, up from $7.1 billion at December 31, 2010, and included $4.5 billion of loans. Commercial loans increased to $3.9 billion while consumer loans decreased due primarily to transfers to held for sale and sales. Assets held for sale at December 31, 2011 were $1.6 billion, which were primarily student loans. $1.1 billion of student loans were sold in the fourth quarter 2011. Cash was $2.5 billion at December 31, 2011, up from $1.3 billion at December 31, 2010. Total deposits increased to $6.1 billion, which included approximately $750 million of non-brokered deposits, from $5.2 billion last year. In October 2011, we launched an online bank that offers a range of CDs to consumers and institutions (go to BankOnCIT.com for more information) and issued $0.6 billion of non-brokered deposits during the fourth quarter at an average rate of 1.5%. CIT Bank’s Total Capital ratio was 37.5% and the Tier 1 Leverage ratio was 24.7%, compared to 57.7% and 24.2% at December 31, 2010. The decline in the Total Capital ratio reflects an increase in risk weighted assets.

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

CIT ANNUAL REPORT 2011    81

transfers. The Bank was also granted permission by the Utah Department of Financial Institutions (“UDFI”) to purchase and lease rail car assets. In April 2011, the Federal Deposit Insurance Corporation (“FDIC”) and the UDFI terminated their Cease and Desist orders on CIT Bank.

In October, CIT Bank launched an online bank that currently offers a range of FDIC-insured Certificates of Deposit (www.bankoncit.com).

The following presents condensed financial information for CIT Bank.

CONDENSED BALANCE SHEETS (dollars in millions)

	December 31, 2011	December 31, 2010
ASSETS:
Cash and deposits with banks	$2,462.1	$1,299.1
Assets held for sale	1,627.5	16.6
Net loans, net of allowance for loan losses	4,428.9	5,224.2
Other assets	449.4	512.8
Total Assets	$8,967.9	$7,052.7
LIABILITIES AND EQUITY:
Deposits	$6,124.9	$4,544.7
Long-term borrowings	576.7	641.8
Other liabilities	149.7	34.0
Total Liabilities	6,851.3	5,220.5
Total Equity	2,116.6	1,832.2
Total Liabilities and Equity	$8,967.9	$7,052.7

CONDENSED STATEMENTS OF OPERATION (dollars in millions)

	Years Ended December 31,
	2011	2010
Interest income	$273.0	$308.9
Interest expense	(118.6)	(114.9)
Net interest revenue	154.4	194.0
Provision for credit losses	(45.8)	(24.1)
Net interest revenue, after credit provision	108.6	169.9
Total other income	69.3	33.6
Total net revenue, net of interest expense and credit provision	177.9	203.5
Total other expenses	(65.2)	(39.0)
Income before income taxes	112.7	164.5
Provision for income taxes	(45.5)	(63.5)
Net income	$67.2	$101.0

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

Fresh Start Accounting was adopted upon emergence from bankruptcy. FSA recognizes that CIT has a new enterprise value following its emergence from bankruptcy and requires asset values to be re-measured using fair value, which was allocated in

Item 7:  Management’s Discussion and Analysis

82    CIT ANNUAL REPORT 2011

accordance with accounting requirements for business combinations. The excess of reorganization value over the fair value of tangible and intangible assets was recorded as goodwill. In addition, FSA also requires that all liabilities, other than deferred taxes, be stated at fair value. Deferred income taxes are determined in conformity with relevant accounting requirements. Fair values of assets and liabilities represent our best estimates based on the use of independent appraisals and financial consultant valuations. Where the foregoing were not available, industry data and trends or references to relevant market rates and transactions were used. These estimates and assumptions are inherently subject to uncertainties and contingencies beyond our reasonable control. See Notes 1 and 26 of Item 8 for additional information.

Allowance for Loan Losses – The allowance for loan losses on finance receivables reflects estimated amounts for loans originated subsequent to the Emergence Date, additional amounts required on loans that were on the balance sheet at the Emergence Date for subsequent changes in circumstances and amounts related to loans brought on balance sheet from previously unconsolidated entities. As a result of FSA, the allowance for loan losses balance at December 31, 2009 was eliminated and, together with fair value adjustments to loans and lease receivables, effectively re-characterized as either non-accretable or accretable discount. The non-accretable component represents contractually required payments receivable in excess of the amount of cash flows expected to be collected for loans with evidence of credit impairment. The accretable discount, which largely reflects the difference between contractual interest rates and market interest rates on the portfolio at the emergence date, is recognized in accordance with the effective interest method, or on a basis approximating a level rate of return, as a yield adjustment to loans and capital leases over the remaining term of the loan and reflected in interest income.

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

The allowance for loan losses is reviewed for adequacy based on portfolio collateral values and credit quality indicators, including charge-off experience, levels of past due loans and non-performing assets, evaluation of portfolio diversification and concentration as well as economic conditions to determine the need for a qualitative adjustment. We review finance receivables periodically to determine the probability of loss, and record charge-offs after considering such factors as delinquencies, the financial condition of obligors, the value of underlying collateral, as well as third party credit enhancements such as guarantees and recourse to manufacturers. This information is reviewed on a quarterly basis with senior management, including the Chief Risk Officer, Chief Credit Officer, Chief Financial Officer and Controller, among others, as well as the Audit and Risk Management Committees, in order to set the reserve for credit losses.

The allowance for loan losses on finance receivables originated as of or subsequent to emergence is determined based on three key components: (1) specific allowances for loans that are impaired, based upon the value of underlying collateral or projected cash flows, (2) non-specific allowances for estimated losses inherent in the portfolio based upon projected loss levels, and (3) allowances for estimated losses inherent in the portfolio based upon economic risks, industry and geographic concentrations, and other factors. Consistent with the improvement in credit risk control and compliance functions, and the requirement to consider FSA in the determination of the allowance, the non-specific allowance for credit losses following the Company’s emergence from bankruptcy has been based on the Company’s internal probability of default and loss given default ratings using loan-level data. The process involves estimates and a high degree of management judgment. See Reserves for Credit Losses for additional information.

Loan Impairment – Loan impairment is measured based upon the difference between the recorded investment in each loan and either the present value of the expected future cash flows discounted at each loan’s effective interest rate (the loan’s contractual interest rate adjusted for any deferred fees or costs/discount or premium at the date of origination/acquisition) or if a loan is collateral dependent, the collateral’s fair value. When foreclosure or impairment is determined to be probable, the measurement will be based on the fair value of the collateral. The determination of impairment involves management’s judgment and the use of market and third party estimates regarding collateral values. Valuations of impaired loans and corresponding impairment affect the level of the reserve for credit losses.

Fair Value Determination – At December 31, 2011, only selected assets and liabilities, including derivatives and certain equity investments were measured at fair value. With the adoption of FSA, all of our assets and liabilities at December 31, 2009 were stated at fair value.

We determine fair value according to the following hierarchy: first, comparable market prices to the extent available (level 1); second, internal valuation models that utilize observable market data as input variables (level 2); and lastly, internal valuation models that utilize management’s assumptions about market participant assumptions (unobservable inputs) (level 3).

Derivative fair values are determined primarily via level 2. Financing and leasing assets held for sale fair values are determined largely using level 1 and level 2. The fair value of assets related to net employee projected benefit obligations was determined largely via level 3.

Lease Residual Values – Operating lease equipment is carried at cost less accumulated depreciation and is depreciated to estimated residual value using the straight-line method over the lease term or estimated useful life of the asset. Direct financing leases are recorded at the aggregated future minimum lease payments plus estimated residual values less unearned finance income. We generally bear greater risk in operating lease transactions (versus finance lease transactions) as the duration of an operating lease is shorter relative to the equipment useful life than a finance lease. Management performs periodic reviews of residual values, with other than temporary impairment recognized in the current period as an increase to depreciation expense for operating lease residual impairment, or as an

CIT ANNUAL REPORT 2011    83

adjustment to yield for value adjustments on finance leases. Data regarding current equipment values, including appraisals, and historical residual realization experience are among the factors considered in evaluating estimated residual values. As of December 31, 2011, our direct financing lease residual balance was $0.8 billion and our total operating lease equipment balance totaled $12.0 billion.

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

In accordance with ASU-2011-08, Intangibles — Goodwill and Other (Topic 350), testing of goodwill for impairment, CIT takes the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the impairment test in ASC 350 discussed above.

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

See Note 24 — Goodwill and Intangible Assets for more detailed information.

ASC 740 Liabilities and Tax Reserves – We have open tax years in the U.S. and Canada and other jurisdictions that are currently under examination by the applicable taxing authorities, and certain tax years that may in the future be subject to examination. We evaluate the adequacy of our liabilities and tax reserves in accordance with accounting standards on uncertain tax positions, taking into account open tax return positions, tax assessments received and tax law changes. The process of evaluating liabilities and tax reserves involves the use of estimates and a high degree of management judgment. The final determination of tax audits could affect our tax reserves.

Deferred tax assets and liabilities are recognized for future tax consequences of transactions. Our ability to realize deferred tax assets is dependent upon the future profitability of the reporting entities and, in some cases the timing and amount of specific future transactions. Management’s judgment regarding uncertainties and the use of estimates and projections is required in assessing our ability to realize net operating loss carry forwards (“NOL’s”) as most of these assets are subject to limited carry-forward periods some of which begin to expire in 2012. In addition, the domestic NOLs are subject to annual use limitations under the Internal Revenue Code and certain state laws. Management utilizes historical and projected data in evaluating positive and negative evidence regarding recognition of deferred tax assets. See Notes 1 and 17 for additional information regarding income taxes.

INTERNAL CONTROLS WORKING GROUP

The Internal Controls Working Group (“ICWG”), which reports to the Disclosure Committee, is responsible for monitoring and improving internal controls over financial reporting and overseeing the internal controls attestation mandated by Section 404 of the Sarbanes-Oxley Act of 2002 (“SARBOX”). The ICWG is chaired by the Controller and includes the Director of Internal Audit and other senior executives in finance.

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

Item 7:  Management’s Discussion and Analysis

84    CIT ANNUAL REPORT 2011

Non-GAAP Reconciliations (dollars in millions)

	At December 31,
Earning Assets(1)	2011	2010	2009
Loans	$19,885.5	$24,628.6	$35,162.8
Operating lease equipment, net	11,991.6	11,139.8	10,911.9
Assets held for sale	2,332.3	1,226.1	343.8
Credit balances of factoring clients	(1,225.5)	(935.3)	(892.9)
Total earning assets	$32,983.9	$36,059.2	$45,525.6
Commercial earning assets	$26,638.5	$27,736.6	$35,807.9

	At December 31,
Tangible Book Value	2011	2010	2009
Total common stockholders’ equity	$8,888.5	$8,923.1	$8,400.0
Less: Goodwill	(330.8)	(340.4)	(346.4)
Intangible assets	(63.6)	(119.2)	(225.1)
Tangible book value	$8,494.1	$8,463.5	$7,828.5

	Years Ended December 31,
	2011	2010	2009
Total Net Revenues(2)
Interest income	$2,233.6	$3,725.6	$2,362.1
Rental income on operating leases	1,665.7	1,645.8	1,901.7
Finance revenue	3,899.3	5,371.4	4,263.8
Interest expense	(2,794.6)	(3,080.0)	(2,664.9)
Depreciation on operating lease equipment	(574.8)	(675.4)	(1,143.7)
Net finance revenue	529.9	1,616.0	455.2
Other income	956.0	1,005.5	(334.6)
Total net revenues	$1,485.9	$2,621.5	$120.6

	Years Ended December 31,
	2011	2010	2009
Net Operating Lease Revenue(3)
Rental income on operating leases	$1,665.7	$1,645.8	$1,901.7
Depreciation on operating lease equipment	(574.8)	(675.4)	(1,143.7)
Net operating lease revenue	$1,090.9	$970.4	$758.0

	Years Ended December 31,
Net Finance Revenue as a % of Average Earning Assets	2011		2010
Net finance revenue	$529.9	1.54%	$1,616.0	3.96%
FSA impact on net finance revenue	(25.3)	(0.23)%	(1,396.5)	(3.50)%
Secured debt prepayment penalties	114.2	0.30%	137.9	0.29%
Adjusted net finance revenue	$618.8	1.61%	$357.4	0.75%

	Years Ended December 31,
Impacts of FSA Accretion and Debt-related Transaction Costs on Pre-tax Income (Loss)	2011	2010
Pre-tax Income/(Loss) – Reported	$190.2	$779.1
Net FSA Accretion (excluding debt related acceleration)	(416.9)	(1,406.1)
Accelerated FSA Net Discount/(Premium) on Debt Extinguishments and Repurchases	279.2	(85.8)
Pre-tax Income (Loss) – Excluding Net FSA Accretion	52.5	(712.8)
Debt Related – Prepayment Penalties	114.2	137.9
Debt Related – (Gain) Loss on Debt Extinguishments	134.8	–
Pre-tax Income (Loss) – Excluding FSA Net Accretion & Debt Related Costs	$301.5	$(574.9)

CIT ANNUAL REPORT 2011    85

Non-accrual Loans After and Before Fresh Start Accounting

Non-accrual Loans After and Before Fresh Start Accounting(4)	December 31, 2011	FSA Adjustments	December 31, 2011	December 31, 2010	FSA Adjustments	December 31, 2010
	Post-FSA		Pre-FSA	Post-FSA		Pre-FSA
Corporate Finance
Non-accrual loans	$497.9	$51.1	$549.0	$1,225.0	$358.2	$1,583.2
Total Loans	6,862.7	226.5	7,089.2	8,072.9	922.9	8,995.8
Non-accrual loans as a percentage of total loans	7.26%		7.74%	15.17%		17.60%
Transportation Finance
Non-accrual loans	45.0	7.0	52.0	63.2	8.1	71.3
Total Loans	1,487.0	77.0	1,564.0	1,390.3	147.0	1,537.3
Non-accrual loans as a percentage of total loans	3.03%		3.32%	4.55%		4.64%
Trade Finance
Non-accrual loans	75.3	–	75.3	164.4	–	164.4
Total Loans	2,431.4	–	2,431.4	2,387.4	–	2,387.4
Non-accrual loans as a percentage of total loans	3.10%		3.10%	6.89%		6.89%
Vendor Finance
Non-accrual loans	82.9	17.3	100.2	164.2	31.5	195.7
Total Loans	4,421.7	74.2	4,495.9	4,702.1	223.7	4,925.8
Non-accrual loans as a percentage of total loans	1.88%		2.23%	3.49%		3.97%
Consumer
Non-accrual loans	0.9	–	0.9	0.7	0.3	1.0
Total Loans	4,682.7	306.6	4,989.3	8,075.9	508.7	8,584.6
Non-accrual loans as a percentage of total loans	0.02%		0.02%	0.01%		0.01%
Total
Non-accrual loans	702.0	75.4	777.4	1,617.5	398.1	2,015.6
Total loans	19,885.5	684.3	20,569.8	24,628.6	1,802.3	26,430.9
Non-accrual loans as a percentage of total loans	3.53%		3.78%	6.57%		7.63%

(1)	Earnings assets are utilized in certain revenue and earnings ratios. Earning assets are net of credit balances of factoring clients. This net amount represents the amounts we fund.

(2)	Total net revenues are the combination of net finance revenue and other income and is an aggregation of all sources of revenue for the Company. Total net revenues is used by management to monitor business performance.

(3)	Total net operating lease revenue is the combination of rental income on operating leases less depreciation on operating lease equipment. Total net operating lease revenues are used by management to monitor portfolio performance.

(4)	Non-accrual loans are presented after and before FSA adjustments as an aid to trend analysis. As a result of FSA , the resulting metrics are not comparable to prior balances.

Item 7:  Management’s Discussion and Analysis

86    CIT ANNUAL REPORT 2011

FORWARD-LOOKING STATEMENTS

Certain statements contained in this document are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All statements contained herein that are not clearly historical in nature are forward-looking and the words “anticipate,” “believe,” “could,” “expect,” “estimate,” “forecast,” “intend,” “plan,” “potential,” “project,” “target” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to known and unknown risks, uncertainties and contingencies. Forward-looking statements are included, for example, in the discussions about:

-	our liquidity risk and capital management, including our capital, leverage, and credit ratings, our liquidity plan, and our plans and the potential transactions designed to enhance our liquidity and capital,

-	our plans to change our funding mix and to access new sources of funding to broaden our use of deposit taking,

-	our credit risk management and credit quality,

-	our asset/liability risk management,

-	accretion and amortization of FSA adjustments,

-	our funding, borrowing costs and net finance revenue,

-	our operational risks, including success of systems enhancements and expansion of risk management and control functions,

-	our mix of portfolio asset classes, including growth initiatives, acquisitions and divestitures, new products, new business and customer retention,

-	legal risks,

-	our growth rates,

-	our commitments to extend credit or purchase equipment, and

-	how we may be affected by legal proceedings

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

Therefore, actual results may differ materially from those expressed or implied in those statements. Factors, in addition to those disclosed in “Risk Factors”, that could cause such differences include, but are not limited to:

-	capital markets liquidity,

-	risks of and/or actual economic slowdown, downturn or recession,

-	industry cycles and trends,

-	uncertainties associated with risk management, including credit, prepayment, asset/liability, interest rate and currency risks,

-	estimates and assumptions used to fair value the balance sheet in accordance with FSA and actual variation between the estimated fair values and the realized values,

-	adequacy of reserves for credit losses,

-	risks inherent in changes in market interest rates and quality spreads,

-	funding opportunities, deposit taking capabilities and borrowing costs,

-	risks that the restructuring of the Company’s capital structure did not result in sufficient additional capital or improved liquidity,

-	risks that the Company will be unable to comply with the terms of the Written Agreement with the Reserve Bank,

-	conditions and/or changes in funding markets and our access to such markets, including commercial paper, secured and unsecured term debt and the asset-backed securitization markets,

-	risks of implementing new processes, procedures, and systems,

-	risks associated with the value and recoverability of leased equipment and lease residual values,

-	application of fair value accounting in volatile markets,

-	application of goodwill accounting in a recessionary economy,

-	changes in laws or regulations governing our business and operations,

-	changes in competitive factors,

-	demographic trends,

-	customer retention rates,

-	future acquisitions and dispositions of businesses or asset portfolios, and

-	regulatory changes and/or developments.

Any or all of our forward-looking statements here or in other publications may turn out to be wrong, and there are no guarantees about our performance. We do not assume the obligation to update any forward-looking statement for any reason.

CIT ANNUAL REPORT 2011    87

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CIT Group Inc.:

In our opinion, the accompanying consolidated balance sheets as of December 31, 2011 and 2010 and the related consolidated statements of operations, of stockholders’ equity and of cash flows for the years then ended present fairly, in all material respects, the financial position of CIT Group Inc. and its subsidiaries (“Successor CIT” or the “Company”) at December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company adopted new guidance in 2010 relating to transfers of financial assets and consolidation of variable interest entities.

As described in Notes 1 and 26 to the consolidated financial statements, the United States Bankruptcy Court for the Southern District of New York confirmed the Company’s pre-packaged plan of reorganization (the “reorganization plan”) on December 8, 2009. Confirmation of the reorganization plan resulted in the discharge of certain claims against the Company that arose before November 1, 2009 and terminated all rights and interests of equity security holders as provided therein. The reorganization plan was substantially consummated on December 10, 2009, whereupon the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting as of December 31, 2009.

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

/s/PricewaterhouseCoopers LLP

New York, New York
February 29, 2012

Item 8:  Financial Statements and Supplementary Data

88    CIT ANNUAL REPORT 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CIT Group Inc.:

In our opinion, the accompanying consolidated statements of operations, of stockholders’ equity and of cash flows for the year ended December 31, 2009 present fairly, in all material respects, the results of operations and cash flows of CIT Group Inc. and its subsidiaries (“Predecessor CIT”) for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

As described in Notes 1 and 26 to the consolidated financial statements, the Company filed a pre-packaged voluntary petition on November 1, 2009 with the United States Bankruptcy Court for the Southern District of New York under the provisions of Chapter 11 of the Bankruptcy Code. The pre-packaged plan of reorganization was substantially consummated on December 10, 2009, whereupon the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting.

/s/PricewaterhouseCoopers LLP

New York, New York

March 16, 2010, except with respect to our opinion on the consolidated financial statements insofar as it relates to the revision discussed in Note 27, as to which the date is February 29, 2012.

CIT ANNUAL REPORT 2011    89

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (dollars in millions – except per share data)

	December 31, 2011	December 31, 2010
Assets		Revised
Cash and due from banks	$433.2	$734.1
Interest bearing deposits, including restricted balances of $869.9 and $2,553.8 at December 31, 2011 and 2010(1)	7,002.4	10,470.1
Investment securities	1,250.6	378.3
Trading assets at fair value – derivatives	42.9	33.6
Assets held for sale(1)	2,332.3	1,226.1
Loans (see Note 8 for amounts pledged)	19,885.5	24,628.6
Allowance for loan losses	(407.8)	(416.2)
Total loans, net of allowance for loan losses(1)	19,477.7	24,212.4
Operating lease equipment, net (see Note 8 for amounts pledged)(1)	11,991.6	11,139.8
Unsecured counterparty receivable	733.5	532.3
Goodwill	330.8	340.4
Intangible assets, net	63.6	119.2
Other assets	1,576.8	2,233.4
Total Assets	$45,235.4	$51,419.7
Liabilities
Deposits	$6,193.7	$4,536.2
Trading liabilities at fair value – derivatives	74.9	126.3
Credit balances of factoring clients	1,225.5	935.3
Other liabilities	2,562.2	2,872.2
Long-term borrowings, including $3,203.8 and $3,686.3 contractually due within twelve months at December 31, 2011 and 2010, respectively(1)	26,288.1	34,028.9
Total Liabilities	36,344.4	42,498.9
Stockholders’ Equity
Common stock: $0.01 par value, 600,000,000 authorized Issued: 200,980,752 and 200,690,938 at December 31, 2011 and 2010 Outstanding: 200,660,314 and 200,463,197 at December 31, 2011 and 2010	2.0	2.0
Paid-in capital	8,459.3	8,434.1
Retained earnings	532.1	505.4
Accumulated other comprehensive loss	(92.1)	(9.6)
Treasury stock: 320,438 and 227,741 shares at December 31, 2011 and 2010, at cost	(12.8)	(8.8)
Total Common Stockholders’ Equity	8,888.5	8,923.1
Noncontrolling minority interests	2.5	(2.3)
Total Equity	8,891.0	8,920.8
Total Liabilities and Equity	$45,235.4	$51,419.7

(1)	The following table presents information on assets and liabilities related to Variable Interest Entities (VIEs) that are consolidated by the Company. The difference between total VIE assets and liabilities represents the Company’s interests in those entities, which were eliminated in consolidation. The assets of the consolidated VIEs will be used to settle the liabilities of those entities and, except for the Company’s interest in the VIEs, are not available to the creditors of CIT or any affiliates of CIT.

Assets
Interest bearing deposits, restricted	$753.2	$1,042.7
Assets held for sale	317.2	100.0
Total loans, net of allowance for loan losses	8,523.7	12,041.5
Operating lease equipment, net	4,285.4	2,900.0
Total Assets	$13,879.5	$16,084.2
Liabilities
Beneficial interests issued by consolidated VIEs (classified as long-term borrowings)	$9,875.5	$10,764.7
Total Liabilities	$9,875.5	$10,764.7

The accompanying notes are an integral part of these consolidated financial statements.

Item 8:  Financial Statements and Supplementary Data

90    CIT ANNUAL REPORT 2011

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (dollars in millions – except per share data)

	Years Ended December 31,
	2011	2010	2009
		Revised	Predecessor CIT Revised
Interest income
Interest and fees on loans	$2,198.8	$3,693.9	$2,313.5
Interest and dividends on investments	34.8	31.7	48.6
Interest income	2,233.6	3,725.6	2,362.1
Interest expense
Interest on long-term borrowings	(2,683.4)	(2,992.6)	(2,514.4)
Interest on deposits	(111.2)	(87.4)	(150.5)
Interest expense	(2,794.6)	(3,080.0)	(2,664.9)
Net interest revenue	(561.0)	645.6	(302.8)
Provision for credit losses	(269.7)	(820.3)	(2,660.8)
Net interest revenue, after credit provision	(830.7)	(174.7)	(2,963.6)
Other income
Rental income on operating leases	1,665.7	1,645.8	1,901.7
Other	956.0	1,005.5	(334.6)
Total other income	2,621.7	2,651.3	1,567.1
Total revenue, net of interest expense and credit provision	1,791.0	2,476.6	(1,396.5)
Other expenses
Depreciation on operating lease equipment	(574.8)	(675.4)	(1,143.7)
Operating expenses	(891.2)	(1,022.1)	(1,150.1)
Goodwill and intangible assets impairment charges	–	–	(692.4)
Gain/(loss) on debt extinguishments	(134.8)	–	207.2
Total other expenses	(1,600.8)	(1,697.5)	(2,779.0)
Income (loss) before reorganization items, fresh start accounting adjustments and income taxes	190.2	779.1	(4,175.5)
Reorganization items	–	–	10,298.0
Fresh start accounting adjustments	–	–	(6,072.4)
Income before (provision) benefit for income taxes	190.2	779.1	50.1
(Provision) benefit for income taxes	(158.5)	(250.9)	133.2
Income before noncontrolling interests and preferred stock dividends	31.7	528.2	183.3
Net (income) loss attributable to noncontrolling interests, after tax	(5.0)	(4.4)	1.0
Net income before preferred stock dividends	26.7	523.8	184.3
Preferred stock dividends	–	–	(188.1)
Net income (loss) available (attributable) to common shareholders	$26.7	$523.8	$(3.8)
Basic earnings per common share	$0.13	$2.62	$(0.01)
Diluted earnings per common share	$0.13	$2.61	$(0.01)
Average number of common shares – basic (thousands)	200,678	200,201	399,633
Average number of common shares – diluted (thousands)	200,815	200,575	399,633
Cash dividends per common share	–	–	0.02

The accompanying notes are an integral part of these consolidated financial statements.

CIT ANNUAL REPORT 2011    91

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (dollars in millions)

	Preferred Stock	Common Stock	Paid-in Capital	Accumulated (Deficit) / Earnings	Accumulated Other Comprehensive Income / (Loss)	Treasury Stock	Noncontrolling Interest in Subsidiaries	Total Stockholders’ Equity
Predecessor CIT at December 31, 2008	$2,986.3	$3.9	$11,469.6	$(5,814.0)	$(205.6)	$(315.9)	$44.8	$8,169.1
Designation of TARP warrant as a liability effective January 1, 2009	136.8		(418.7)					(281.9)
Reclassification of TARP warrant from liability to equity			211.2					211.2
Net income before preferred stock dividends				184.3			(1.0)	183.3
Foreign currency translation adjustments					73.8			73.8
Change in fair values of derivatives qualifying as cash flow hedges					139.3			139.3
Unrealized loss on available for sale equity and securitization investments, net					(1.0)			(1.0)
Changes in benefit plan net gain/(loss) and prior service (cost)/credit, net of tax					55.4			55.4
Total comprehensive income								450.8
Cash dividends – common			(3.2)					(3.2)
Cash dividends – preferred				(144.2)				(144.2)
Amortization of discount on preferred stock – series D	43.9			(43.9)				–
Distribution of earnings							(10.9)	(10.9)
Restricted stock expense			10.0			(0.1)		9.9
Stock option expense			9.2					9.2
Issuance of common stock		0.1	7.5					7.6
Employee stock purchase plan participation, other			(9.2)			5.6		(3.6)
Reorganization and Application of Fresh Start Accounting
Cancellation of Predecessor CIT preferred stock, common stock and treasury stock	(3,167.0)	(4.0)				310.4		(2,860.6)
Elimination of Predecessor CIT accumulated deficit and accumulated other comprehensive loss			(11,276.4)	5,817.8	(61.9)		(31.5)	(5,552.0)
Predecessor CIT at December 31, 2009	–	–	–	–	–	–	1.4	1.4
Issuance of new equity in connection with emergence from Chapter 11	–	2.0	8,398.0	–	–	–	–	8,400.0
CIT at December 31, 2009	$–	$2.0	$8,398.0	$–	$–	$–	$1.4	$8,401.4

The accompanying notes are an integral part of these consolidated financial statements.

Item 8:  Financial Statements and Supplementary Data

92    CIT ANNUAL REPORT 2011

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (dollars in millions) (continued)

	Preferred Stock	Common Stock	Paid-in Capital	Accumulated (Deficit) / Earnings	Accumulated Other Comprehensive Income / (Loss)	Treasury Stock	Noncontrolling Interest in Subsidiaries	Total Stockholders’ Equity
CIT at December 31, 2009	$–	$2.0	$8,398.0	$–	$–	$–	$1.4	$8,401.4
Adoption of new accounting pronouncement				(18.4)			(8.4)	(26.8)
Net income				523.8			4.4	528.2
Foreign currency translation adjustments					(12.9)			(12.9)
Change in fair values of derivatives qualifying as cash flow hedges					(1.7)			(1.7)
Unrealized gain on available for sale equity investments, net					2.2			2.2
Changes in benefit plan net gain/(loss) and prior service (cost)/credit, net of tax					2.8			2.8
Total comprehensive income								518.6
Restricted stock and stock option expenses			36.1			(8.8)		27.3
Distribution of earnings and capital							0.3	0.3
CIT at December 31, 2010	$–	$2.0	$8,434.1	$505.4	$(9.6)	$(8.8)	$(2.3)	$8,920.8
Net income				26.7			5.0	31.7
Foreign currency translation adjustments					(24.8)			(24.8)
Change in fair values of derivatives qualifying as cash flow hedges					0.9			0.9
Unrealized gain on available for sale equity investments, net					(1.0)			(1.0)
Changes in benefit plan net gain/(loss) and prior service (cost)/credit, net of tax					(57.6)			(57.6)
Total comprehensive loss								(50.8)
Restricted stock and stock option expenses			24.6			(4.0)		20.6
Employee stock purchase plan			0.6					0.6
Distribution of earnings and capital							(0.2)	(0.2)
CIT at December 31, 2011	$–	$2.0	$8,459.3	$532.1	$(92.1)	$(12.8)	$2.5	$8,891.0

The accompanying notes are an integral part of these consolidated financial statements.

CIT ANNUAL REPORT 2011    93

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in millions)

	Years Ended December 31
	2011	2010	2009
Cash Flows From Operations
Net income, before preferred stock dividends	$26.7	$523.8	$184.3
Adjustments to reconcile net income before preferred stock dividends to net cash flows from operations:
Provision for credit losses	269.7	820.3	2,660.8
Net depreciation, amortization and (accretion)	752.0	(507.0)	1,424.4
Net (gains) loss on equipment, receivable and investment sales	(502.5)	(438.9)	509.0
Loss (gain) on debt extinguishment and debt-related derivative extinguishments	109.8	–	(207.2)
Provision for deferred income taxes	56.5	105.9	(116.9)
Decrease in finance receivables held for sale	46.9	31.2	24.6
Decrease (increase) in other assets	537.7	(377.1)	60.1
(Decrease) increase in accrued liabilities and payables	(440.8)	428.2	1,138.8
Warrant fair value adjustment	–	–	(70.6)
Goodwill and intangible assets impairment charges	–	–	692.4
Fresh Start Accounting Adjustments	–	–	6,072.3
Gain on debt reorganization	–	–	(10,432.0)
Other reorganization items, net	–	–	134.0
Net cash flows provided by operations	856.0	586.4	2,074.0
Cash Flows From Investing Activities
Loans extended and purchased	(20,576.2)	(18,898.5)	(27,440.1)
Principal collections of loans and investments	21,670.7	25,673.4	33,608.5
Purchases of investment securities	(14,971.8)	(148.4)	(68.5)
Proceeds from maturities of investment securities	14,085.9	191.7	132.3
Proceeds from asset and receivable sales	4,315.7	5,262.6	2,087.2
Purchases of assets to be leased and other equipment	(2,136.9)	(1,286.9)	(3,102.4)
Net decrease in short-term factoring receivables	196.8	527.1	708.2
Change in restricted cash	1,683.9	(1,133.1)	(681.8)
Net proceeds from sale of discontinued operation	–	–	44.2
Net cash flows provided by investing activities	4,268.1	10,187.9	5,287.6
Cash Flows From Financing Activities
Proceeds from the issuance of term debt	6,676.4	3,022.8	12,574.3
Repayments of term debt	(15,626.3)	(13,007.0)	(20,133.3)
Net increase (decrease) in deposits	1,680.9	(597.1)	2,460.4
Net repayments of non-recourse leveraged lease debt	4.1	(22.2)	(41.1)
Collection of security deposits and maintenance funds	554.6	660.9	842.8
Repayment of security deposits and maintenance funds	(498.5)	(586.8)	(774.9)
Proceeds from the issuance of common stock	–	–	7.6
Proceeds from the issuance of treasury stock	–	–	5.5
Cash dividends paid	–	–	(91.3)
Other	–	–	(69.4)
Net cash flows used in financing activities	(7,208.8)	(10,529.4)	(5,219.4)
(Decrease) increase in cash and cash equivalents	(2,084.7)	244.9	2,142.2
Unrestricted cash and cash equivalents, beginning of period	8,650.4	8,405.5	6,263.3
Unrestricted cash and cash equivalents, end of period	$6,565.7	$8,650.4	$8,405.5
Supplementary Cash Flow Disclosure
Interest paid	$1,939.8	$2,688.8	$2,816.1
Federal, foreign, state and local income taxes collected, net	$94.5	$25.6	$(124.8)
Supplementary Non Cash Flow Disclosure
Transfer of finance receivables from held for investment to held for sale	$3,959.4	$2,846.0	$557.7
Transfer of finance receivables from held for sale to held for investment	$229.8	$64.8	$107.9
Receivables previously off balance sheet and brought on-balance sheet	$–	$–	$454.4
Debt previously off balance sheet and brought on-balance sheet	$–	$–	$454.4

The accompanying notes are an integral part of these consolidated financial statements.

Item 8:  Financial Statements and Supplementary Data

94    CIT ANNUAL REPORT 2011

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CIT Group Inc. became a bank holding company (“BHC”) in 2008 and has provided financial solutions to its clients since its formation in 1908. The Company provides financing and leasing capital principally for small businesses and middle market companies in a wide variety of industries and offer vendor, equipment, commercial and structured financing products, as well as factoring and management advisory services. CIT is the parent of CIT Bank, a state-chartered bank in Utah. The Company operates primarily in North America, with locations in Europe, Latin America and Asia.

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

On November 1, 2009, CIT Group Inc. (“Predecessor CIT”) and CIT Group Funding Company of Delaware LLC (“Delaware Funding” and together with Predecessor CIT, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the ”Court”). As a result of the Debtors’ emergence from bankruptcy and implementation of the Modified Second Amended Prepackaged Reorganization Plan of Debtors (the “Plan”) on December 10, 2009 (the “Emergence Date”), CIT Group Inc. (“Successor CIT”) became a new reporting entity for financial reporting purposes, effective December 31, 2009 (the “Convenience Date”), with a new basis in its identifiable assets and liabilities assumed, a new capital structure and no retained earnings or accumulated losses. Accordingly, the consolidated financial statements of Predecessor CIT are presented separately from the consolidated financial statements of Successor CIT.

As detailed in Note 26, the consolidated financial statements include the effects of adopting Fresh Start Accounting (“FSA”) upon emergence from bankruptcy, as required by generally accepted accounting principles in the United States of America (“GAAP”). In applying FSA, the fair value of assets, liabilities and equity were derived by applying market information at the Emergence Date to account balances at December 31, 2009, unless (i) those account balances were originated subsequent to December 10, 2009, in which case fair values were assigned based upon their origination value or (ii) the basis of accounting applicable to the balances was fair value, in which instance fair value was determined using market information at December 31, 2009. Management evaluated events between December 10, 2009 and December 31, 2009 and concluded the use of an accounting convenience date of December 31, 2009 was appropriate based upon the immateriality of such activity. As such, fresh start accounting is reflected in the Consolidated Balance Sheet as of December 31, 2009; fresh start adjustments related thereto are included in the Statement of Operations for the year ended December 31, 2009. There was no Consolidated Statement of Operation for the period between December 10, 2009 and December 31, 2009. Accretion and amortization of certain FSA adjustments began on January 1, 2010. As a result, Predecessor CIT’s Consolidated Statements of Operation and Cash Flows for the year ended December 31, 2009 are not comparable to the consolidated financial statements for Successor CIT and are presented separately.

The terms “CIT” and “Company“, when used with respect to the periods commencing after emergence from bankruptcy, are references to Successor CIT and when used with respect to the periods prior to emergence from bankruptcy, are references to Predecessor CIT. These references include the subsidiaries of Successor CIT or Predecessor CIT, unless otherwise indicated or the context requires otherwise.

On January 1, 2010, the Company implemented new consolidation accounting guidance related to variable interest entities (“VIEs”). The new guidance eliminated the concept of qualified special purpose entities (“QSPEs”) that were previously exempt from consolidation, and introduced a new framework for determining the primary beneficiary of a VIE. The primary beneficiary of a VIE is required to consolidate the assets and liabilities of the VIE. Under the new guidance, the primary beneficiary is the party that has both (1) the power to direct the activities of an entity that most significantly impact the VIE’s economic performance; and (2) through its interests in the VIE, the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. As a result of applying the new consolidation accounting guidance, the Company consolidated a number of VIEs that were used primarily to securitize assets. Consolidation of these entities eliminated the retained interest and increased Cash $(134 million), Loans $(1.3 billion), Allowance for loan losses $(69 million), Long-term borrowings $(1.2 billion), and Other liabilities $(17 million) as of January 1, 2010. Equity decreased by approximately $18 million as of January 1, 2010.

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

CIT ANNUAL REPORT 2011    95

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

receivables and are included in Loans on the consolidated balance sheet. These finance receivables, when combined with finance receivables held for sale and the net book value of operating lease equipment, are referred to as financing and leasing assets.

It is CIT’s expectation that the majority of the loans and leases originated will be held for the foreseeable future or until maturity. In certain situations, for example to manage concentrations and/or credit risk, some or all of certain exposures are sold. Loans for which the Company has the intent and ability to hold for the foreseeable future or until maturity are classified as held for investment (“HFI”). If the Company no longer has the intent or ability to hold loans for the foreseeable future, then the loans are transferred to held for sale (“HFS”). Loans entered into with the intent to resell are classified as HFS.

For finance receivables outstanding at the time of FSA, the fair value assigned at the time established their new cost basis. Loans originated subsequent to FSA and classified as HFI are recorded at amortized cost. Direct financing leases originated subsequent to FSA and classified as HFI are recorded at the aggregate future minimum lease payments plus estimated residual values less unearned finance income. In leveraged lease agreements, a major portion of the funding is provided by third party lenders on a non-recourse basis, with CIT providing the balance and acquiring title to the property. Leveraged leases are recorded at the aggregate value of future minimum lease payments plus estimated residual value, less third-party debt and unearned income. Management performs periodic reviews of estimated residual values, with other than temporary impairment recognized in current period earnings.

Operating lease equipment purchased prior to emergence was recorded at estimated fair value at emergence and is carried at that new basis less accumulated depreciation. Operating lease equipment purchased after December 31, 2009 is carried at cost less accumulated depreciation. Operating lease equipment is depreciated to its estimated residual value using the straight-line method over the lease term or estimated useful life of the asset.

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

If it is determined that a loan should be transferred from HFI to HFS, then the balance is transferred at the lower of cost or fair value. At the time of transfer, a write-down of the loan is recorded as a charge-off when the carrying amount exceeds fair value and the difference relates to credit quality, otherwise the write-down is recorded as a reduction in Other Income, and any loan loss reserve is reversed. Once classified as HFS, the amount by which the carrying value exceeds fair value is recorded as a valuation allowance and is reflected as a reduction to other income.

If it is determined that a loan should be transferred from HFS to HFI, the loan is transferred at the lower of cost or fair value on the transfer date, which coincides with the date of change in management’s intent. The difference between the carrying value of the loan and the fair value, if lower, is reflected as a loan discount at the transfer date, which reduces its carrying value. Subsequent to the transfer, the discount is accreted into earnings as an increase to finance revenue over the life of the loan using the interest method.

As a result of adopting FSA, finance receivables, assets held for sale and operating lease equipment were recorded at fair value at December 31, 2009. The resultant discount on the finance receivables balance includes accretable and non-accretable components. See Note 26 for further information.

Revenue Recognition

Interest income on loans (both HFI and HFS) and direct financing leases is recognized using the effective interest method or on a basis approximating a level rate of return over the life of the asset. Leveraged lease revenue is recognized on a basis calculated to achieve a constant after-tax rate of return for periods in which there is a positive investment in the transaction, net of related deferred tax liabilities. Amounts applied to interest will continue to be recognized in ‘Interest income’. As discussed above and in Note 26, effective January 1, 2010, interest income includes a component of accretion of the fair value discount on loans and lease receivables recorded in connection with FSA.

For finance receivables that were not considered impaired at the FSA date and for which cash flows were evaluated based on contractual terms, the discount is accreted using the effective interest method as a yield adjustment over the remaining term of the loan and recorded in Interest Income. If the finance receivable is prepaid, the remaining accretable balance is recognized in Interest Income. If the finance receivable is sold, the remaining discount is considered in the determination of the resulting gain or loss. If the finance receivable is subsequently classified as non-accrual, accretion of the discount ceases.

For finance receivables that were considered impaired at the FSA date and for which the cash flows were evaluated based on expected cash flows that are less than contractual cash flows, there is an accretable and a non-accretable discount. The accretable discount is accreted using the effective interest method as a yield adjustment over the remaining term of the loan and recorded in Interest Income. The non-accretable discount reflects the present value of the difference between the excess of cash flows contractually required to be paid and expected cash flows (i.e. credit component). The non-accretable discount is recorded as a reduction to finance receivables and serves to reduce future charge-offs or is reclassified to accretable discount should expected cash flows improve. Finance receivables that are on non-accrual do not accrete the accretable discount until the account returns to performing status.

Rental revenue on operating leases is recognized on a straight line basis over the lease term and is included in Other Income. An intangible asset was recorded in FSA for such above or below market operating lease contracts. These adjustments (net) are

Item 8:  Financial Statements and Supplementary Data

96    CIT ANNUAL REPORT 2011

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amortized into rental income on a straight line basis over the remaining term of the respective lease.

The recognition of interest revenue (including accretion) on commercial loans and finance receivables is suspended and an account is placed on non-accrual status when, in the opinion of management, full collection of all principal and interest due is doubtful. To the extent the estimated cash flows, including fair value of collateral, does not satisfy both the principal and accrued interest outstanding, accrued but uncollected interest at the date an account is placed on non-accrual status is reversed and charged against interest income. Subsequent interest received is applied to the outstanding principal balance until such time as the account is collected, charged-off or returned to accrual status. Interest on loans or finance leases that are on cash basis non-accrual do not accrue interest income; however, payments designated by the borrower as interest payments may be recorded as interest income. To qualify for this treatment, the remaining recorded investment in the loan or finance lease must be deemed fully collectable.

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

The Company periodically modifies the terms of finance receivables in response to borrowers’ financial difficulties. These modifications may include interest rate changes, principal forgiveness or payment deferments. The finance receivables that are modified, where a concession has been made to the borrower, are accounted for as Troubled Debt Restructurings (“TDR’s”). TDR’s are generally placed on non-accrual upon their restructuring and remain on non-accrual until, in the opinion of management, collection of remaining principal and interest is reasonably assured, and upon collection of six consecutive scheduled payments.

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

As a result of FSA, the allowance for loan losses balance at December 31, 2009 was eliminated and, together with fair value adjustments to loans and lease receivables, effectively re-characterized as either non-accretable or accretable discount. The non-accretable component represents contractually required payments receivable in excess of the amount of cash flows expected to be collected for loans with evidence of credit impairment. The accretable discount, which largely reflects the difference between contractual rates and market rates on the portfolio at the emergence date, is recognized in accordance with the effective interest method or on a basis approximating a level rate of return, as a yield adjustment to loans and capital leases over the remaining term of the loan, and reflected in interest income.

The allowance for credit losses on finance receivables for CIT reflects estimated amounts for loans originated subsequent to the emergence date, and amounts required in excess of the remaining FSA discount on loans that were on the balance sheet at the emergence date. The allowance for loan losses on finance receivables originated as of or subsequent to emergence is determined based on three key components: (1) specific allowances for loans that are impaired, based upon the value of underlying collateral or projected cash flows, (2) non-specific allowances for estimated losses inherent in the portfolio based upon the expected loss over the loss emergence period projected loss levels and (3) allowances for estimated losses inherent in the portfolio based upon economic risks, industry and geographic concentrations, and other factors. Changes to the Allowance for Loan Losses are recorded in the Provision for Credit Losses. The non-specific allowance for credit losses following the Company’s emergence from bankruptcy has been based on the Company’s internal probability of default and loss given default ratings using loan-level data. CIT’s portfolio consisted primarily of loans that do not have predictable prepayments and as such, prepayments were not considered in the determination of contractual cash flows and cash flows expected to be collected in FSA.

With respect to assets transferred to HFI from HFS, an allowance for loan losses is recognized to the extent carrying value exceeds the expected cash flows.

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

Finance receivables are divided into the following five portfolio segments, which correspond to the Company’s business segments; Corporate Finance; Transportation Finance; Trade Finance; Vendor Finance and Consumer. Within each portfolio segment, credit risk is assessed and monitored in the following seven classes of loans; Corporate Finance – SBL; Corporate Finance – other; Transportation Finance; Trade Finance; Vendor Finance – U.S.; Vendor Finance – International; and Consumer. The allowance is estimated based upon the finance receivables in the respective class.

The allowance policies described above related to specific and non-specific allowances, and the impaired finance receivables and charge-off policies that follow, are applied across the portfolio segments and loan classes. Given the nature of the Company’s business, the specific allowance is largely related to the Corporate Finance, Trade Finance and Transportation Finance portfolio segments. The non-specific allowance, which considers the

CIT ANNUAL REPORT 2011    97

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company’s internal system of probability of default and loss severity ratings, among other factors, is applicable to all the portfolio segments.

Impaired Finance Receivables

Impaired finance receivables (including loans or capital leases) of $500 thousand or greater that are placed on non-accrual status, largely in the Corporate Finance – other, Trade Finance and Transportation Finance loan classes, are subject to periodic individual review by the Company’s problem loan management (PLM) function. The Company excludes consumer loans and small-ticket loan and lease receivables, largely in the two Vendor Finance and Corporate Finance – SBL (Small Business Lending) loan classes, that have not been modified in a troubled debt restructuring, as well as short-term factoring receivables, from its impaired finance receivables disclosures as charge-offs are typically determined and recorded for such loans beginning at 120-180 days of contractual delinquency.

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

Charge-off of Finance Receivables

Charge-offs on commercial loans are recorded after considering such factors as the borrower’s financial condition, the value of underlying collateral and guarantees (including recourse to dealers and manufacturers), and the status of collection activities. Such charge-offs are deducted from the carrying value of the related finance receivables. This policy is largely applicable in the Corporate Finance, Trade Finance and Transportation portfolio segments. Charge-offs on consumer and certain small ticket commercial finance receivables, primarily in the Vendor Finance and Corporate Finance portfolio segments, are recorded beginning at 120 to180 days of contractual delinquency. In accordance with FSA, charge-offs on loans with an FSA discount as of the emergence date are first allocated to the respective loan’s fresh start discount. To the extent a charge-off amount exceeds such discount the difference is reported as a charge-off. Charge-offs on loans originated subsequent to emergence are reflected in the provision for credit losses. Collections on accounts previously charged off in the post-emergence period are recorded as recoveries in the provision for credit losses. Collections on accounts previously charged off in the pre-emergence period are recorded as recoveries in other income. Collections on accounts previously charged off prior to transfer to HFS are recorded as recoveries in other income.

Long-Lived Assets

A review for impairment of long-lived assets, such as operating lease equipment, is performed at least annually or when events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Impairment of assets is determined by comparing the carrying amount to future undiscounted net cash flows expected to be generated. If an asset is impaired, the impairment is the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is based upon discounted cash flow analysis and available market data. Current lease rentals, as well as relevant and available market information (including third party sales for similar equipment, and published appraisal data), are considered both in determining undiscounted future cash flows when testing for the existence of impairment and in determining estimated fair value in measuring impairment. Depreciation expense is adjusted when projected fair value at the end of the lease term is below the projected book value at the end of the lease term. Assets to be disposed of are included in HFS and reported at the lower of the carrying amount or fair value less disposal costs.

Investments

Debt and equity securities classified as “available-for-sale” (“AFS”) are carried at fair value with changes in fair value reported in accumulated other comprehensive income (“AOCI”), net of applicable income taxes. Credit- related declines in fair value that are determined to be an other than temporary impairment (“OTTI”) are immediately recorded in earnings. Realized gains and losses on sales are included in Other income on a specific identification basis, and interest and dividend income on AFS securities is included in Interest and dividends on investments.

Debt securities classified as “held-to-maturity” (“HTM”) represent securities that the Company has both the ability and the intent to hold until maturity, and are carried at amortized cost. For those securities that the Company does not intend to sell or expect to be required to sell, credit-related OTTI is recognized in earnings, with the non-credit related impairment recorded in “AOCI”. Interest on such securities is included in Interest and dividends on investments.

Equity investments without readily determinable fair values are carried at cost and periodically assessed for OTTI, with the cost basis reduced when impairment is deemed to be other-than-temporary.

Evaluating Investments for OTTI

The Company conducts and documents periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other than temporary. The Company accounts for investment impairments in accordance with ASC 320-10-35-34, Investments – Debt and Equity Securities: Recognition of an Other-Than-Temporary Impairment. Under the guidance for debt securities, OTTI is recognized in earnings for debt securities that the Company has an intent to sell or that the Company believes it is more-likely-than-not that it will be required to sell prior to the recovery of the amortized cost basis. For those securities that the Company does not intend to sell or expect to be required to sell, credit-related impairment is recognized in earnings, while the non-credit related impairment is recorded in AOCI.

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

Item 8:  Financial Statements and Supplementary Data

98    CIT ANNUAL REPORT 2011

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Factors considered in determining whether a loss is temporary include:

-	the length of time that fair value has been below cost;

-	the severity of the impairment or the extent to which fair value has been below cost;

-	the cause of the impairment and the financial condition and near-term prospects of the issuer;

-	activity in the market of the issuer that may indicate adverse credit conditions; and

-	the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

The Company’s review for impairment generally includes identification and evaluation of investments that have indications of possible impairment, in addition to:

-	analysis of individual investments that have fair values less than amortized cost, including consideration of the length of time the investment has been in an unrealized loss position and the expected recovery period;

-	discussion of evidential matter, including an evaluation of factors or triggers that could cause individual investments to qualify as having OTTI and those that would not support OTTI; and

-	documentation of the results of these analyses, as required under business policies.

For equity securities, management considers the various factors described above. If it is determined that the security’s decline in fair value (for equity securities AFS) or cost (for equity securities carried at amortized cost) is other than temporary, the security’s fair value or cost is written down, and the charge recognized in earnings.

Goodwill and Other Identified Intangibles

The Company’s goodwill represents the excess of the reorganization equity value over the fair value of tangible and identifiable intangible assets, net of liabilities as of the emergence date.

Management tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. Goodwill impairment testing is performed at the segment (or “reporting unit”) level. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular transaction, and all of the activities within a reporting unit, whether acquired or internally generated, are available to evaluate the value of goodwill.

An intangible asset was recorded in FSA for net above and below market operating lease contracts. These intangible assets are amortized on a straight line basis, resulting in lower rental income (a component of Other Income) over the remaining term of the lease agreements. Management evaluates definite lived intangible assets for impairment when events and circumstances indicate that the carrying amounts of those assets may not be recoverable.

In September 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment, that permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test required in FASB Account Standard Codification (“ASC”) Topic 350, Intangibles — Goodwill & Other. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. The ASU’s objective is to simplify how an entity tests goodwill for impairment and is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with an early adoption permitted. The Company early adopted the ASU for the year ended December 31, 2011 and performed a qualitative analysis of Transportation Finance and Trade Finance, respectively, in which management concluded that it is not more likely than not that the fair values of these reporting units are less than their carrying amounts. The Company performed Step 1 for Vendor Finance in accordance with ASC 350. See Note 24 for further details.

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

Derivative Financial Instruments

Certain exposures under new derivative transactions are collateralized with cash or highly liquid securities such as U.S. treasuries or agencies. The Company does not enter into derivative financial instruments for speculative purposes.

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

Derivatives utilized by the Company may include swaps, forward settlement contracts, and options contracts. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices. Financial forward settlement contracts are agreements to buy or sell a quantity of a financial instrument, index, currency or commodity at a predetermined future date, and rate or price. An option contract is an agreement that gives the buyer the right, but not the obligation, to buy or sell an underlying asset from or to another party at a predetermined price or rate over a specific period of time. The Company may also utilize credit derivatives to manage credit risk associated with its loan portfolio and interest rate swaps and caps to manage interest rate risk primarily in securitizations.

The Company utilizes cross-currency swaps and foreign currency forward contracts to effectively convert U.S. dollar denominated debt to a foreign currency. These transactions are classified as

CIT ANNUAL REPORT 2011    99

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

either foreign currency net investment hedges, or foreign currency cash flow hedges, with resulting gains and losses reflected in accumulated other comprehensive income, a separate component of equity. For hedges of foreign currency net investment positions, the “forward” method is applied whereby effectiveness is assessed and measured based on the amounts and currencies of the individual hedged net investments versus the notional amounts and underlying currencies of the derivative contract. For those hedging relationships where the critical terms of the entire debt instrument and the derivative are identical, and the credit-worthiness of the counter-party to the hedging instrument remains sound, there is an expectation of no hedge ineffectiveness so long as those conditions continue to be met. The net interest differential is recognized on an accrual basis as an adjustment to other income or as interest expense to correspond with the hedged position.

Derivative instruments that qualify for hedge accounting are recognized in the balance sheet at their fair values in other assets or other liabilities. Derivatives that do not qualify for hedge accounting are recognized in the balance sheet as trading assets or liabilities. Fair value is based on dealer quotes, pricing models, discounted cash flow methodologies, or similar techniques for which the determination of fair value may require significant management judgment or estimation. The fair value of the derivative contracts is reported on a gross-by-counter-party basis. Valuations of derivative assets and liabilities reflect the value of the instrument including the Company’s and counter-party’s credit risk.

CIT is exposed to credit risk to the extent that the counterparty fails to perform under the terms of a derivative. The Company manages this credit risk by requiring that all derivative transactions be conducted with counterparties initially rated investment grade by nationally recognized rating agencies, and by setting limits on the exposure with any individual counterparty and requiring collateral in the form of highly liquid securities such as U.S. treasuries or agencies.

Fair Value Measurements

The Company characterizes inputs in the determination of fair value according to the fair value hierarchy described below:

-	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that are accessible at the measurement date. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as certain other securities that are highly liquid and are actively traded in over-the-counter markets;

-	Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes derivative contracts and certain loans held-for-sale;

-	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using valuation models, discounted cash flow methodologies or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes highly structured or long-term derivative contracts and structured finance securities where independent pricing information cannot be obtained for a significant portion of the underlying assets or liabilities. In fresh start accounting, Level 3 inputs were used to mark substantially all the finance receivables to fair value. Historically, the finance receivables were carried at cost basis and not marked to market.

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

Other Comprehensive Income/Loss

Other Comprehensive Income/Loss includes unrealized gains and losses, unless other than temporarily impaired, on AFS investments, foreign currency translation adjustments for both net

Item 8:  Financial Statements and Supplementary Data

100    CIT ANNUAL REPORT 2011

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

investment in foreign operations and related derivatives designated as hedges of such investments, changes in fair values of derivative instruments designated as hedges of future cash flows and certain pension and postretirement benefit obligations, all net of tax.

In conjunction with the reorganization and adoption of FSA, existing balances in Other Comprehensive Income/Loss were eliminated at December 31, 2009.

Foreign Currency Translation

In addition to U.S. operations, the Company has operations in Canada, Europe and other countries. The functional currency for foreign operations is generally the local currency. The value of assets and liabilities of these operations is translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Revenue and expense items are translated at the average exchange rates during the year. The resulting foreign currency translation gains and losses, as well as offsetting gains and losses on hedges of net investments in foreign operations, are reflected in AOCI. Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than the functional currency are included in earnings.

Pension and Other Postretirement Benefits

CIT has both funded and unfunded noncontributory defined benefit pension and postretirement plans covering certain U.S. and non-U.S. employees, each of which is designed in accordance with the practices and regulations in the related countries. Recognition of the funded status of a benefit plan, which is measured as the difference between plan assets at fair value and the benefit obligation, is included in the balance sheet. The Company recognizes as a component of Other Comprehensive Income, net of tax, the net actuarial gains or losses and prior service cost or credit that arise during the period but are not recognized as components of net periodic benefit cost in the Statement of Operations.

Variable Interest Entities

A VIE is a corporation, partnership, limited liability company, or any other legal structure used to conduct activities or hold assets. These entities: lack sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties; have equity owners who either do not have voting rights or lack the ability to make significant decisions affecting the entity’s operations; and/or have equity owners that do not have an obligation to absorb the entity’s losses or the right to receive the entity’s returns.

In June 2009, the FASB issued amended accounting principles that changed the accounting for VIEs which became effective for the Company as of January 1, 2010. These principles were codified as Accounting Standards Update (ASU) No. 2009-16, “Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets” and ASU No. 2009-17, “Consolidations (Topic 810)–Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU 2009-17 amended the VIEs Subsections of ASC Subtopic 810-10 to require former qualified special purpose entities (QSPEs) to be evaluated for consolidation and also changed the approach to determining a VIE’s primary beneficiary (“PB”) and required companies to more frequently reassess whether they must consolidate VIEs. Under the new guidance, the PB is the party that has both (1) the power to direct the activities of an entity that most significantly impact the VIE’s economic performance; and (2) through its interests in the VIE, the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

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

The Company evaluates its interest in each VIE. When the Company is considered the primary beneficiary, the VIE’s assets, liabilities and non-controlling interests are consolidated and included in the Consolidated Financial Statements. See Note 8 — Long Term Borrowings for further details.

Other Income

Other income is recognized in accordance with relevant authoritative pronouncements and includes the following: (1) rental income on operating leases, (2) factoring commissions, (3) commitment, facility, letters of credit, advisory and syndication fees, (4) servicing fees, (5) gains and losses from sales of leasing equipment and sales and syndications of finance receivables, (6) recoveries on loans charged-off prior to FSA and recoveries on loans charged-off prior to their transfer to HFS, (7) equity in earnings of joint ventures and unconsolidated subsidiaries, (8) gains and losses on certain derivatives and foreign currency exchange, (9) counterparty receivable FSA accretion and (10) valuation allowance for assets held for sale.

CIT ANNUAL REPORT 2011    101

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Upon effectiveness of the Reorganization Plan, the Company adopted new compensation programs with Bankruptcy Court approval. As a result of the adoption of FSA, all unrecognized compensation expense related to option plans of Predecessor CIT were accelerated and recorded as reorganization expenses for the year ended December 31, 2009.

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted-average number of common shares outstanding increased by the weighted-average potential impact of dilutive securities, including stock options and restricted stock grants. The dilutive effect is computed using the treasury stock method, which assumes the conversion of stock options and restricted stock grants. However, in periods when results are negative, these shares would not be included in the EPS computation as the result would have an anti-dilutive effect.

Predecessor CIT Common Stock and related options and restricted shares were cancelled upon emergence from bankruptcy on December 10, 2009 and 200 million shares of new common stock were issued. The net loss per share for the year ended December 31, 2009 was based upon a weighted average of predecessor common shares outstanding for the full 2009 period.

Accounting for Costs Associated with Exit or Disposal Activities

A liability for costs associated with exit or disposal activities, other than in a business combination, is recognized when the liability is incurred. The liability is measured at fair value, with adjustments for changes in estimated cash flows recognized in earnings.

Consolidated Statements of Cash Flows

Unrestricted cash and cash equivalents includes cash and interest-bearing deposits, which primarily represent overnight money market investments of excess cash. The Company maintains cash balances principally at financial institutions located in the U.S. and Canada. The balances are not insured. Cash and cash equivalents also include amounts at CIT Bank, a Utah state bank, which are only available for the bank’s funding and investment requirements. Cash inflows and outflows from deposits and most factoring receivables are presented on a net basis in the Statements of Cash Flows, as their original term is generally less than 90 days.

Cash receipts and cash payments resulting from purchases and sales of loans, securities, and other financing and leasing assets are classified as operating cash flows in accordance with ASC 230-10-45-21 when these assets are originated/acquired and designated specifically for resale. Cash receipts resulting from sales of loans, beneficial interests and other financing and leasing assets that were not specifically originated/acquired and designated for resale are classified as investing cash inflows regardless of subsequent classification.

Activity for loans originated or acquired for investment purposes, including those subsequently transferred to HFS, is classified in the investing section of the statement of cash flows in accordance with ASC 230-10-45-12 and 230-10-45-13. The vast majority of the Company’s loan originations are for investment purposes. In the past few years, the Company has been a seller of loans as management has been optimizing the balance sheet and repaying debt obligations. These loans were initially recorded as HFI because the Company had the intent and ability to hold such loans for the foreseeable future but subsequently were reclassified to HFS.

As a result of adopting FSA, the consolidated statement of cash flows for the year ended December 31, 2009 presents reorganization gains and losses associated with the extinguishment of certain contracts and long-term borrowings under the Reorganization Plan.

Fresh Start Accounting

The Company adopted FSA in accordance with the provisions of ASC 852, Reorganizations. The adoption of FSA had a material effect on the consolidated financial statements as of December 31, 2009. Accretion and amortization of certain FSA adjustments had a material effect on the Statement of Operations for the years ended December 31, 2011 and 2010. See Note 26 for additional information.

Reorganization Activities

The Debtors filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code on November 1, 2009. ASC 852, Reorganizations, which provides accounting guidance for financial reporting by entities in reorganization under the Bankruptcy Code, requires that the financial statements for periods subsequent to the filing of a Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, effective November 1, 2009 (the Filing Date), revenues, expenses, and realized gains and losses that were directly associated with the reorganization of Predecessor CIT’s business have been reported separately as reorganization items in the statement of operations. In addition, cash provided by or used for reorganization items is disclosed separately in the consolidated statement of cash flows.

Accounting for TARP Warrant Liability

Effective January 1, 2009, the Company prospectively adopted the FASB’s requirements for Contracts in an Entity’s Own Equity. Upon adoption of these requirements, management determined the warrant issued to the U.S. Treasury in conjunction with the

Item 8:  Financial Statements and Supplementary Data

102    CIT ANNUAL REPORT 2011

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Troubled Asset Relief Program (TARP) no longer qualified as equity and should be accounted for as a derivative liability. As a result, the Company reclassified $281.9 million of amounts recorded in Paid-in Capital at January 1, 2009 to Other Liabilities. On May 12, 2009, upon shareholder approval of the issuance of common stock related to the potential exercise of the warrant by the Treasury, the liability was reclassified to permanent equity in the amount of $211.2 million. The decline in the fair value of the warrant between January 1, 2009 and May 12, 2009 totaled $70.6 million and reflected the decline in the Company’s stock price. The $2.3 billion TARP investment was cancelled in the Plan of Reorganization in exchange for contingent value rights (CVRs) and issued to the U.S. Treasury. The CVRs expired without any value on February 8, 2010.

Revisions

As part of a management review of operational procedures, it was determined that refunds of unresolved credits are owed to certain of the Company’s Trade Finance customers (i.e. typically retailers). Although not material to any given period, the aggregate amount of the credits is approximately $68 million, approximately 0.02% of the factoring volume for the affected periods, which accumulated over the ten year period ending in early 2011. Approximately $66 million of the balance relates to activity that occurred prior to December 31, 2009, the convenience date for our adoption of FSA. When reviewing this error in conjunction with other immaterial errors impacting prior periods, management concluded that the corrections did not, individually or in the aggregate, result in a material misstatement of the Company’s consolidated financial statements for any prior period, but correcting these items in the current quarter would have been material to the 2011 statement of operations. Accordingly, management has revised in this Form 10-K and will revise in subsequent quarterly filings on Form 10-Q, its previously reported financial statements for 2011, 2010 and 2009. See Note 27 — Selected Quarterly Financial Data for more information.

NEW ACCOUNTING PRONOUNCEMENTS

Fair Value Measurement

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. The disclosure requirements have been enhanced. The most significant change will require entities, for their recurring Level 3 fair value measurements, to disclose quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements. New disclosures are required about the use of a nonfinancial asset measured or disclosed at fair value if its use differs from its highest and best use. In addition, entities must report the level in the fair value hierarchy of assets and liabilities not recorded at fair value but where fair value is disclosed. The amendment is effective for fiscal years beginning after December 15, 2011, with early adoption prohibited. The adoption of the guidance will not affect the Company’s financial condition but will result in enhanced fair value measurement disclosures.

Comprehensive Income

In June 2011, the FASB issued ASU 2011-05 to amend the guidance on the presentation of comprehensive income in FASB ASC Topic 220, Comprehensive Income that would require companies to present a single statement of comprehensive income or two consecutive statements. The proposed guidance would make the financial statement presentation of other comprehensive income more prominent by eliminating the alternative to present comprehensive income within the statement of equity. The ASU will be effective for annual and interim periods beginning after December 15, 2011.

The adoption of the guidance will not affect the Company’s financial condition but will change the presentation of the statement of operations.

On December 23, 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The ASU defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement, while still requiring companies to adopt the other requirements contained in ASU 2011-05, the new standard on comprehensive income.

Balance Sheet Offsetting Disclosure Requirements

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities which creates new disclosure requirements about the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The new disclosures will enable financial statement users to compare balance sheets prepared under U.S. GAAP and International Financial Reporting Standards (“IFRS”), which are subject to different offsetting models. The disclosures will be limited to financial instruments and derivatives subject to enforceable master netting arrangements or similar agreements and excludes loans unless they are netted in the statement of financial condition. The amendments will affect all entities that have financial instruments and derivatives that are either offset in the balance sheet or subject to an enforceable master netting arrangement or similar agreement regardless of whether they are offset in the balance sheet. The ASU will require entities to disclose, separately for financial assets and liabilities, including derivatives, the gross amounts of recognized financial assets and liabilities; the amounts offset under current U.S. GAAP; the net amounts presented in the balance sheet; the amounts subject to an enforceable master netting arrangement or similar agreement that were not included in the offset amount above, and the reconciling amount.

CIT ANNUAL REPORT 2011    103

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The disclosure requirements are effective for annual and interim reporting periods beginning on or after January 1, 2013, with retrospective application required. The Company is evaluating the impact of this amendment.

NOTE 2 — LOANS

Finance receivables consist of the following:

	December 31, 2011	December 31, 2010
Loans	$15,663.6	$20,106.5
Direct Financing Leases	4,150.7	4,433.8
Leverage Leases	71.2	88.3
	$19,885.5	$24,628.6

The following table presents finance receivables by segment, based on obligor location:

Finance Receivables (dollars in millions)

	December 31, 2011			December 31, 2010
	Domestic	Foreign	Total	Domestic	Foreign	Total
Corporate Finance	$5,870.0	$992.7	$6,862.7	$6,603.4	$1,469.5	$8,072.9
Transportation Finance	1,063.2	423.8	1,487.0	1,100.2	290.1	1,390.3
Trade Finance	2,299.1	132.3	2,431.4	2,207.7	179.7	2,387.4
Vendor Finance	2,365.5	2,056.2	4,421.7	2,582.9	2,119.2	4,702.1
Consumer	4,670.9	11.8	4,682.7	8,058.8	17.1	8,075.9
Total	$16,268.7	$3,616.8	$19,885.5	$20,553.0	$4,075.6	$24,628.6

During 2011, a portfolio of approximately $418 million and $536 million of loans at December 31, 2011 and 2010 were transferred from Corporate Finance to Vendor Finance. All prior period data has been conformed to the current presentation.

The following table presents selected components of the net investment in finance receivables.

Components of Net Investment in Finance Receivables (dollars in millions)

	2011	2010
Unearned income	$(1,057.5)	$(1,356.3)
Equipment residual values	801.1	992.2
Unamortized premiums and discounts	(42.3)	(0.1)
Net unamortized deferred fees and costs	39.8	16.0
Leverage lease third party non-recourse debt payable	(247.0)	(265.6)

Certain of the following tables present credit-related information at the “class” level in accordance with ASC 3010-10-50, Disclosures about the Credit Quality of Finance Receivables and the Allowance for Credit Losses. A class is generally a disaggregation of a portfolio segment. In determining the classes, CIT considered the finance receivable characteristics and methods it applies in monitoring and assessing credit risk and performance.

Credit Quality Information

The following table summarizes finance receivables by the risk ratings that bank regulatory agencies utilize to classify credit exposure and which are consistent with indicators the Company monitors. Risk ratings are reviewed on a regular basis by Credit Risk Management and are adjusted as necessary for updated information affecting the borrowers’ ability to fulfill their obligations.

The definitions of these ratings are as follows:

-	Pass – finance receivables in this category do not meet the criteria for classification in one of the categories below.

-	Special mention – a special mention asset exhibits potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects.

-	Classified – a classified asset ranges from: 1) assets that are inadequately protected by the current sound worth and paying capacity of the borrower, and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected to 2) assets that weaknesses that make collection or liquidation in full unlikely on the basis of current facts, conditions, and values. Assets in this classification can be accruing or on non-accrual depending on the evaluation of these factors.

Item 8:  Financial Statements and Supplementary Data

104    CIT ANNUAL REPORT 2011

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Finance Receivables(1) — By Classification (dollars in millions)

Grade:	Corporate Finance – Other	Corporate Finance – SBL	Transportation Finance	Trade Finance	Vendor Finance U.S.	Vendor Finance International	Total Commercial	Total Consumer	Totals
At December 31, 2011
Pass	$4,255.6	$279.9	$1,089.3	$2,019.1	$2,017.8	$2,058.8	$11,720.5	$5,580.1	$17,300.6
Special mention	930.9	236.9	136.7	263.8	156.1	123.0	1,847.4	367.5	2,214.9
Classified – accruing	735.6	135.0	216.0	73.2	131.9	67.3	1,359.0	397.0	1,756.0
Classified – non accrual	356.4	141.5	45.0	75.3	55.3	27.6	701.1	0.9	702.0
Total	$6,278.5	$793.3	$1,487.0	$2,431.4	$2,361.1	$2,276.7	$15,628.0	$6,345.5	$21,973.5
At December 31, 2010

	Corporate Finance – Other	Corporate Finance – SBL	Transportation Finance	Trade Finance	Vendor Finance U.S.	Vendor Finance International	Total Commercial	Total Consumer	Totals
Pass	$4,464.3	$360.8	$652.9	$1,965.5	$2,200.0	$2,328.5	$11,972.0	$7,348.4	$19,320.4
Special mention	1,243.5	161.0	541.4	251.7	142.6	244.1	2,584.3	358.2	2,942.5
Classified – accruing	656.4	181.1	132.8	5.8	156.1	134.8	1,267.0	615.3	1,882.3
Classified – non accrual	1,010.6	214.4	63.2	164.4	80.2	84.0	1,616.8	0.7	1,617.5
Total	$7,374.8	$917.3	$1,390.3	$2,387.4	$2,578.9	$2,791.4	$17,440.1	$8,322.6	$25,762.7

(1)	Balances include $2,088.0 million and $1,134.1 million of loans in Assets Held for Sale at December 31, 2011 and 2010, respectively, which are measured at the lower of cost or fair value. ASU 2010-20 does not require inclusion of these finance receivables in the disclosures above. However, until they are disposed of, the Company manages the credit risk and collections of finance receivables held for sale consistently with its finance receivables held for investment, so that Company data are tracked and used for management purposes on an aggregated basis, as presented above. Other than finance receivables, Assets Held for Sale total on the balance sheet also include operating lease equipment held for sale, which are not included in the above table.

Past Due and Non-accrual Loans

The table that follows presents portfolio delinquency status, regardless of accrual/non-accrual classification:

Finance Receivables(1) – Delinquency Status (dollars in millions)

	30–59 Days Past Due	60–89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Finance Receivables(1)
At December 31, 2011
Commercial
Corporate Finance – Other	$5.9	$2.5	$35.6	$44.0	$6,234.5	$6,278.5
Corporate Finance – SBL	7.7	7.2	27.7	42.6	750.7	793.3
Transportation Finance	1.8	3.4	0.7	5.9	1,481.1	1,487.0
Trade Finance	60.8	2.3	1.2	64.3	2,367.1	2,431.4
Vendor Finance – U.S.	47.7	18.9	15.7	82.3	2,278.8	2,361.1
Vendor Finance – International	15.7	6.0	5.6	27.3	2,249.4	2,276.7
Consumer	246.0	123.0	395.1	764.1	5,581.4	6,345.5
Total	$385.6	$163.3	$481.6	$1,030.5	$20,943.0	$21,973.5
At December 31, 2010
Commercial
Corporate Finance – Other	$40.9	$33.0	$148.7	$222.6	$7,152.2	$7,374.8
Corporate Finance – SBL	21.8	8.6	73.0	103.4	813.9	917.3
Transportation Finance	9.0	1.8	0.6	11.4	1,378.9	1,390.3
Trade Finance	35.0	1.8	1.3	38.1	2,349.3	2,387.4
Vendor Finance – U.S.	59.4	23.2	20.3	102.9	2,476.0	2,578.9
Vendor Finance – International	22.5	12.1	11.1	45.7	2,745.7	2,791.4
Consumer	351.4	176.0	434.1	961.5	7,361.1	8,322.6
Total	$540.0	$256.5	$689.1	$1,485.6	$24,277.1	$25,762.7

(1)	Balances include $2,088.0 million and $1,134.1 million of loans in Assets Held for Sale at December 31, 2011 and 2010, respectively. Other than finance receivables, Assets Held for Sale on the balance sheet also include operating lease equipment held for sale, which are not included in the above table.

CIT ANNUAL REPORT 2011    105

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth non-accrual loans and assets received in satisfaction of loans (repossessed assets). Non-accrual loans include loans greater than $500,000 that are individually evaluated and determined to be impaired, as well as loans less than $500,000 that are delinquent (generally for more than 90 days).

Finance Receivables on Non-accrual Status (dollars in millions)

	December 31, 2011			December 31, 2010
	Held for Investment	Held for Sale	Total	Held for Investment	Held for Sale	Total
Commercial
Corporate Finance – Other	$225.7	$130.7	$356.4	$923.3	$87.3	$1,010.6
Corporate Finance – SBL	132.0	9.5	141.5	214.4	–	214.4
Transportation Finance	45.0	–	45.0	63.2	–	63.2
Trade Finance	75.3	–	75.3	164.4	–	164.4
Vendor Finance – U.S.	55.3	–	55.3	80.2	–	80.2
Vendor Finance – International	25.6	2.0	27.6	58.3	25.7	84.0
Consumer	0.2	0.7	0.9	0.4	0.3	0.7
Total non-accrual loans	$559.1	$142.9	$702.0	$1,504.2	$113.3	$1,617.5
Repossessed assets			9.7			21.1
Total non-performing assets			$711.7			$1,638.6
Government guaranteed accruing loans past due 90 days or more			$390.3			$433.6
Other accruing loans past due 90 days or more			2.2			1.7
Total accruing loans past due 90 days or more			$392.5			$435.3

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

Item 8:  Financial Statements and Supplementary Data

106    CIT ANNUAL REPORT 2011

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired Loans at or for the year ended December 31 , 2011 (dollars in millions)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Commercial
Corporate Finance – Other	$197.0	$298.7	$–	$160.6
Corporate Finance – SBL	38.3	70.7	–	41.3
Transportation Finance	–	–	–	6.6
Trade Finance	60.1	72.2	–	73.7
Vendor Finance – U.S.	10.5	24.6	–	16.9
Vendor Finance – International	8.0	20.7	–	11.6
With an allowance recorded:
Commercial
Corporate Finance – Other	101.0	112.0	31.7	109.5
Corporate Finance – SBL	31.9	34.7	7.4	43.9
Transportation Finance	45.6	58.1	9.0	50.7
Trade Finance	15.1	18.0	5.3	25.9
Total Commercial Impaired Loans(1)	507.5	709.7	53.4	540.7
Total Loans Impaired at Convenience date(2)	186.7	605.4	5.4	418.3
Total	$694.2	$1,315.1	$58.8	$959.0

(1)	Interest income recorded while the loans were impaired was not material for the year ended December 31, 2011.

(2)	Details of finance receivables that were identified as impaired at the Convenience date are presented under Loans and Debt Securities Acquired with Deteriorated Credit Quality.

Impaired Loans at December 31, 2010(1) (dollars in millions)

	Recorded Investment(1)	Unpaid Principal Balance(1)	Related Allowance
With no related allowance recorded:
Commercial
Corporate Finance – Other	$235.3	$377.5	$–
Corporate Finance – SBL	50.7	72.2	–
Transportation Finance	11.0	12.8	–
Trade Finance	131.5	150.0	–
Vendor Finance – U.S.	26.5	51.5	–
Vendor Finance – International	15.7	38.6	–
With an allowance recorded:
Commercial
Corporate Finance – Other	148.8	161.8	43.3
Corporate Finance – SBL	51.9	54.5	12.7
Transportation Finance	56.4	57.6	10.0
Trade Finance	27.1	31.1	5.3
Total Commercial	$754.9	$1,007.6	$71.3
Average recorded investment	$618.8

(1)	December 31, 2010 balances were conformed to current presentation and adjusted to exclude $81.2 million of recorded net investment and $161.1 million of unpaid principal related to loans classified in Assets Held for Sale.

Impairment occurs when, based on current information and events, it is probable that CIT will be unable to collect all amounts due according to contractual terms of the agreement. The Company has established review and monitoring procedures designed to identify, as early as possible, customers that are experiencing financial difficulty. Credit risk is captured and analyzed based on the Company’s internal probability of obligor default (PD) and loss given default (LGD) ratings. A PD rating is

CIT ANNUAL REPORT 2011    107

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

determined by evaluating borrower credit-worthiness, including analyzing credit history, financial condition, cash flow adequacy, financial performance and management quality. An LGD rating is predicated on transaction structure, collateral valuation and related guarantees or recourse. Further, related considerations in determining probability of collection include the following:

-	Instances where the primary source of payment is no longer sufficient to repay the loan in accordance with terms of the loan document;

-	Lack of current financial data related to the borrower or guarantor;

-	Delinquency status of the loan;

-	Borrowers experiencing problems, such as operating losses, marginal working capital, inadequate cash flow or business interruptions;

-	Loans secured by collateral that is not readily marketable or that is susceptible to deterioration in realizable value; and

-	Loans to borrowers in industries or countries experiencing economic instability.

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

The following summarizes key elements of the Company’s policy regarding the determination of collateral fair value in the measurement of impairment:

-	”Orderly liquidation value” is the basis for collateral valuation;

-	Appraisals are updated annually or more often as market conditions warrant; or

-	Appraisal values are discounted in the determination of impairment if the:

-	appraisal does not reflect current market conditions; or

-	collateral consists of inventory, accounts receivable, or other forms of collateral, which may become difficult to locate, collect or subject to pilferage in a liquidation.

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

	December 31, 2011(1)			December 31, 2010
(dollars in millions)	Carrying Amount	Outstanding balance(2)	Allowance	Carrying Amount	Outstanding balance(2)	Allowance
Commercial	$185.6	$599.0	$5.4	$795.6	$1,914.6	$54.9
Consumer	1.1	6.4	–	1.5	14.3	–
Totals loans	$186.7	$605.4	$5.4	$797.1	$1,928.9	$54.9

(1)	The table excludes amounts in Assets Held for Sale with a carrying amount of $117 million and an outstanding balance of $286 million at December 31, 2011.

(2)	Represents the sum of contractual principal, interest and fees earned at the reporting date, calculated as pre-FSA net investment plus inception to date charge-offs.

	Year Ended December 31, 2011		Year Ended December 30, 2010
(dollars in millions)	Provision for Credit Losses	Net Charge-offs	Provision for Credit Losses	Net Charge-offs
Commercial	$48.4	$97.9	$201.6	$146.7
Consumer	(0.3)	(0.3)	5.5	5.5
Totals	$48.1	$97.6	$207.1	$152.2

The following table presents the changes to the accretable discount related to all loans accounted for under ASC 310-30 (loans acquired with deteriorated credit quality).

Accretable discount activity for loans accounted for under ASC 310-30 at Emergence Date (dollars in millions):

	Year ended December 31, 2011	Year Ended December 30, 2010
Accretable discount, beginning of period	$207.2	$454.8
Accretion	(42.0)	(40.7)
Disposals/transfers(1)	(85.2)	(206.9)
Accretable discount, end of period	$80.0	$207.2

(1)	Amounts include transfers of non-accretable to accretable discounts, which were not material for the years ended December 31, 2011 and 2010.

Item 8:  Financial Statements and Supplementary Data

108    CIT ANNUAL REPORT 2011

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Troubled Debt Restructurings

The Company periodically modifies the terms of finance receivables in response to borrowers’ difficulties. Modifications that include a financial concession to the borrower are accounted for as troubled debt restructurings (TDRs).

CIT uses a consistent methodology across all loans to determine if a modification is with a borrower that has been determined to be in financial difficulty and was granted a concession. Specifically, the Company’s policies on TDR identification include the following examples of indicators used to determine whether the borrower is in financial difficulty:

-	Borrower is in default

-	Borrower has declared bankruptcy

-	Growing doubt about the borrower’s ability to continue as a going concern

-	Borrower has insufficient cash flow to service debt

-	Borrower is de-listing securities

-	Borrower’s inability to obtain funds from other sources

-	Breach of financial covenants by the borrower

If the borrower is determined to be in financial difficulty, then CIT utilizes the following criteria to determine whether a concession has been granted to the borrower:

-	Assets used to satisfy debt are less than CIT’s recorded investment in the receivable

-	Modification of terms – interest rate changed to below market rate

-	Maturity date extension at an interest rate less than market rate

-	The borrower does not otherwise have access to funding for debt with similar risk characteristics in the market at the restructured rate and terms

-	Capitalization of interest

-	Increase in interest reserves

-	Conversion of credit to Payment-In-Kind (PIK)

-	Delaying principal and/or interest for a period of three months or more

-	Partial forgiveness of the balance

Modified loans that are classified as TDRs are individually evaluated and measured for impairment. Modified loans that meet the definition of a TDR are subject to the Company’s standard impaired loan policy, namely that non-accrual loans in excess of $500,000 are individually reviewed for impairment, while non-accrual loans less than $500,000 are considered as part of homogenous pools and are included in the determination of the non-specific allowance.

The recorded investment of TDRs at December 31, 2011 and 2010 was $445.2 million and $461.7 million, of which 63% and 95%, respectively, were on non-accrual. Corporate Finance receivables accounted for 88% and 73% of the total TDRs at December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, there were $27.8 million and $19.6 million, respectively, of commitments to lend additional funds to borrowers whose loan terms have been modified in TDRs.

The tables that follow present additional information related to modifications qualifying as TDRs that occurred during the quarter and year ended December 31, 2011.

Recorded investment of TDRs that occurred during the year ended December 31, 2011:

Year ended December 31, 2011
Commercial
Corporate Finance – Other	$223.5
Corporate Finance – SBL	11.8
Transportation Finance	19.8
Trade Finance	17.9
Vendor Finance – U.S.	3.0
Vendor Finance – International	0.9
Total	$276.9

Recorded investment of TDRs that experience a payment default(1) at the time of default, in the period presented, and for which the payment default occurred within one year of the modification:

Year Ended December 31, 2011
Commercial
Corporate Finance – Other	$12.7
Corporate Finance – SBL	9.6
Transportation Finance	25.3
Vendor Finance – U.S.	1.4
Vendor Finance – International	1.0
Total	$50.0

(1)	Payment default in the table above is one missed payment.

CIT ANNUAL REPORT 2011    109

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The financial impact of the various modification strategies that the Company employs in response to borrower difficulties is a follows:

-	The nature of modifications qualifying as TDR’s, based upon investment at December 31, 2011, was payment deferral – 89%, covenant relief, other – 4%, interest rate reductions – 4% and debt forgiveness – 3%;

-	Debt forgiveness, or the reduction in amount owed by borrower, results in incremental provision for credit losses, in the form of higher charge-offs. While these types of modifications have the greatest individual impact on the allowance, the combined financial impact for the year ended December 31, 2011 for TDR’s occurring during the year and outstanding as of December 31, 2011 approximated $5 million, as debt forgiveness is a relatively small component of the Company’s modification programs;

-	Payment deferrals, the most common type of the Company’s modification programs, result in lower net present value of cash flows and increased provision for credit losses to the extent applicable. The financial impact of these modifications is not significant given the reduction to recorded investment balances from FSA discount and the moderate length of deferral periods. Interest rate reductions result in incremental reduction in interest revenue charged to the customer, but are a relatively small part of the Company’s restructuring programs. As a result, the weighted average change in interest rates for TDR’s occurring during the year with a reduced interest rate approximated 0.25%. Additionally, in some instances, modifications improve the Company’s economic return through increased interest rates and fees, but are reported as TDRs due to assessments regarding the borrowers’ ability to independently obtain similar funding in the market and assessments of the relationship between modified rates and terms and comparable market rates and terms. The weighted average change in interest rates for all TDRs occurring during the year approximated 0.05%; and

-	The other elements of the Company’s modification programs do not have a significant impact on financial results given their relative size, or do not have a direct financial impact as in the case of covenant changes.

NOTE 3 — ALLOWANCE FOR LOAN LOSSES

The following table presents changes in the allowance for loan losses.

Allowance for Credit Losses and Recorded Investment in Finance Receivables

As of or for the Years Ended December 31, (dollars in millions)

	2011
	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Total Commercial	Consumer	Total
Beginning balance	$304.0	$23.7	$29.9	$58.6	$416.2	$–	$416.2
Provision for credit losses	173.3	12.8	11.2	69.3	266.6	3.1	269.7
Other(1)	(9.0)	(0.7)	(1.9)	(1.3)	(12.9)	–	(12.9)
Gross charge-offs(2)	(239.6)	(6.6)	(21.1)	(97.2)	(364.5)	(4.3)	(368.8)
Recoveries	33.5	0.1	10.9	57.9	102.4	1.2	103.6
Allowance balance – end of period	$262.2	$29.3	$29.0	$87.3	$407.8	$–	$407.8
Individually evaluated for impairment	$39.1	$9.0	$5.3	$–	$53.4	$–	$53.4
Collectively evaluated for impairment	219.3	20.3	23.7	85.7	349.0	–	349.0
Loans acquired with deteriorated credit quality(3)	3.8	–	–	1.6	5.4	–	5.4
Allowance balance – end of period	$262.2	$29.3	$29.0	$87.3	$407.8	$–	$407.8
Other reserves(1)	$14.6	$1.3	$6.1	$–	$22.0	$–	$22.0
Finance receivables:
Individually evaluated for impairment	$368.2	$45.6	$75.2	$18.5	$507.5	$–	$507.5
Collectively evaluated for impairment	6,334.9	1,441.4	2,356.2	4,377.2	14,509.7	4,681.6	19,191.3
Loans acquired with deteriorated credit quality(3)	159.6	–	–	26.0	185.6	1.1	186.7
Ending balance	$6,862.7	$1,487.0	$2,431.4	$4,421.7	$15,202.8	$4,682.7	$19,885.5
Percent of loans total loans	34.5%	7.5%	12.2%	22.3%	76.5%	23.5%	100.0%

Item 8:  Financial Statements and Supplementary Data

110    CIT ANNUAL REPORT 2011

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

								Predecessor CIT
	2010							2009
	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Total Commercial	Consumer	Total	Total
Beginning balance	$–	$–	$–	$–	$–	$–	$–	$1,096.2
Provision for credit losses	496.9	28.9	58.6	210.6	795.0	25.3	820.3	2,660.8
Change relating to new accounting pronouncement(4)	59.7	–	–	8.9	68.6	–	68.6	–
Other(1)	(6.9)	(0.4)	(0.1)	(0.8)	(8.2)	–	(8.2)	(12.2)
Gross charge-offs	(257.7)	(4.8)	(29.8)	(191.9)	(484.2)	(26.1)	(510.3)	(2,068.2)
Recoveries	12.0	–	1.2	31.8	45.0	0.8	45.8	109.6
Allowance balance – end of period	304.0	23.7	29.9	58.6	416.2	–	416.2	1,786.2
Fresh start adjustments	–	–	–	–	–	–	–	(1,786.2)
Reserve balance – end of period	$304.0	$23.7	$29.9	$58.6	$416.2	$–	$416.2	$–
Individually evaluated for impairment	$56.0	$10.0	$5.3	$–	$71.3	$–	$71.3
Collectively evaluated for impairment	194.6	13.7	24.6	57.1	290.0	–	290.0
Loans acquired with deteriorated credit quality(3)	53.4	–	–	1.5	54.9	–	54.9
Allowance balance – end of period	$304.0	$23.7	$29.9	$58.6	$416.2	$–	$416.2
Other reserves(1)	$11.2	$0.7	$–	$–	$11.9	$–	$11.9
Finance receivables:
Individually evaluated for impairment	$486.7	$67.4	$158.6	$42.2	$754.9	$–	$754.9
Collectively evaluated for impairment	6,824.3	1,322.5	2,228.8	4,626.6	15,002.2	8,074.4	23,076.6
Loans acquired with deteriorated credit quality(3)	761.9	0.4	–	33.3	795.6	1.5	797.1
Ending balance	$8,072.9	$1,390.3	$2,387.4	$4,702.1	$16,552.7	$8,075.9	$24,628.6
Percent of loans total loans	32.8%	5.6%	9.7%	19.1%	67.2%	32.8%	100.0%

(1)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit and for deferred purchase agreements, all of which is recorded in Other Liabilities. “Other” also includes changes relating to sales and foreign currency translations.

(2)	Gross charge-offs included $178 million that were charged directly to the Allowance for loan losses for the year ended December 31, 2011. Corporate Finance totaled $154 million, Trade Finance $18 million and remainder was from Transportation Finance.

(3)	Represents loans considered impaired in FSA and are accounted for under the guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality).

(4)	Reflects reserves associated with loans consolidated in accordance with 2010 adoption of accounting guidance on consolidation of variable interest entities.

The allowance for loan losses balance prior to emergence was eliminated in FSA. The 2010 balance reflects estimated amounts for loans originated subsequent to the Emergence Date, loans that were held in VIEs that the Company has consolidated, and incremental amounts required on loans that were on the books at the Emergence Date. See Note 26 for further detail.

NOTE 4 — OPERATING LEASE EQUIPMENT

The following table provides the net book value (net of accumulated depreciation of $1.0 billion at December 31, 2011 and $0.6 billion at December 31, 2010) of operating lease equipment, by equipment type. A fresh start accounting discount was recorded to reflect operating lease equipment at fair value at December 31, 2009. See Note 26 for detail.

Operating Lease Equipment By Type (dollars in millions)

	December 31, 2011	December 31, 2010
Commercial aircraft (including regional aircraft)	$8,180.7	$7,064.1
Railcars and locomotives	3,483.9	3,476.7
Office equipment	87.4	124.9
Communications equipment	69.5	79.6
Other equipment	170.1	394.5
Total(1)	$11,991.6	$11,139.8

(1)	Includes equipment off-lease of $169.4 million and $238.5 million at December 31, 2011 and 2010, respectively, primarily consisting of rail and aerospace assets.

CIT ANNUAL REPORT 2011    111

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents future minimum lease rentals due on non-cancelable operating leases at December 31, 2011. Excluded from this table are variable rentals calculated on asset usage levels, re-leasing rentals, and expected sales proceeds from remarketing equipment at lease expiration, all of which are components of operating lease profitability.

Years Ended December 31, (dollars in millions)

2012	$1,572.7
2013	1,337.1
2014	1,069.8
2015	844.3
2016	663.0
Thereafter	1,478.8
Total	$6,965.7

NOTE 5 — INVESTMENT SECURITIES

The Company purchased U.S. Treasury securities, U.S. Government Agency securities and Canadian Government securities during 2011. These investments typically mature in 91 days or less, and the carrying value approximates fair value.

Total investment securities include debt and equity securities. Debt instruments primarily consisted of U.S. Treasuries, U.S. agency bonds and foreign government bonds while equity securities include common stock and warrants.

Investment Securities (dollars in millions)

	December 31, 2011	December 31, 2010
Debt securities available-for-sale	$937.2	$–
Equity securities available-for-sale	16.9	37.5
Debt securities held-to-maturity(1)	211.3	245.0
Non-marketable equity securities carried at cost(2)	85.2	95.8
Total investment securities	$1,250.6	$378.3

(1)	Recorded at amortized cost less impairment on securities that have credit-related impairment.

(2)	Non-marketable equity securities are carried at cost less impairment and primarily consist of shares issued by customers during loan work out situations or as part of an original loan investment.

Debt securities are recorded on the Consolidated Balance Sheet as of the trade date and classified based on management’s intention on the date of purchase.

The Company conducts and documents periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other than temporary. Any credit-related impairment on debt securities that the Company does not plan to sell and is not likely to be required to sell is recognized in the Consolidated Statement of Operations, with the non-credit-related impairment recognized in OCI. For other impaired debt securities, the entire impairment is recognized in the Consolidated Statement of Operations.

The following table presents interest and dividends on investments:

(dollars in millions)

	Year Ended December 31,
	CIT		Predecessor CIT
	2011	2010	2009
Interest	$33.5	$28.9	$47.8
Dividends	1.3	2.8	0.8
Total interest and dividends	$34.8	$31.7	$48.6

Item 8:  Financial Statements and Supplementary Data

112    CIT ANNUAL REPORT 2011

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gross realized investment gains were $56.6 million and $31.0 million for the years ended December 31, 2011 and 2010, respectively, and exclude losses from OTTI. In 2009, the gross realized investment losses were $10.1 million.

Securities Available-for-Sale

The following table presents amortized cost and fair value of securities AFS at December 31, 2011. December 31, 2010 balances were not significant and are not presented.

(dollars in millions)

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities AFS
U.S. Treasuries	$166.7	$–	$–	$166.7
U.S. Government Agency Obligations	672.7	–	–	672.7
Canadian Government Treasuries	97.8	–	–	97.8
Total debt securities available for sale	937.2	–	–	937.2
Equity securities AFS	15.5	1.4	–	16.9
Total securities AFS	$952.7	$1.4	$–	$954.1

Debt Securities Held-to-Maturity

The carrying value and fair value of securities HTM at December 31, 2011 and December 31, 2010 were as follows:

(dollars in millions)

	Carrying Value	Gross Unrecognized Gains	Gross Unrecognized (Losses)	Fair Value
December 31, 2011
U.S. Treasury and federal agency securities
U.S. Treasury Agency obligations	$92.5	$–	$(1.1)	$91.4
Total U.S. Treasury and federal agency securities	92.5	–	(1.1)	91.4
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	49.8	3.2	–	53.0
State and municipal	0.4	–	–	0.4
Foreign government	19.6	–	–	19.6
Corporate – Foreign	49.0	–	–	49.0
Total debt securities held-to-maturity	$211.3	$3.2	$(1.1)	$213.4

CIT ANNUAL REPORT 2011    113

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Carrying Value	Gross Unrecognized Gains	Gross Unrecognized (Losses)	Fair Value
December 31, 2010
U.S. Treasury and federal agency securities
U.S. Treasury Agency obligations	$119.8	$0.7	$–	$120.5
Total U.S. Treasury and federal agency securities	119.8	0.7	–	120.5
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	56.9	1.0	–	57.9
State and municipal	0.4	–	–	0.4
Foreign government	18.8	–	–	18.8
Corporate – Foreign	49.1	–	–	49.1
Total debt securities held-to-maturity	$245.0	$1.7	$–	$246.7

The following table presents the amortized cost and fair value of debt securities HTM by contractual maturity dates:

(dollars in millions)

	December 31, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities(1)
After 10 years(2)	$49.8	$53.0	$56.9	$57.9
Total	49.8	53.0	56.9	57.9
U.S. Treasury and federal agencies
Due within 1 year	92.5	91.4	–	–
After 1 but within 5 years	–	–	119.8	120.5
Total	92.5	91.4	119.8	120.5
State and municipal
After 1 but within 5 years	0.3	0.3	0.2	0.2
After 5 but within 10 years	0.1	0.1	0.2	0.2
Total	0.4	0.4	0.4	0.4
Foreign government
Due within 1 year	16.8	16.8	18.8	18.8
After 1 but within 5 years	2.8	2.8	–	–
Total	19.6	19.6	18.8	18.8
Corporate – Foreign
After 5 but within 10 years	49.0	49.0	49.1	49.1
Total	49.0	49.0	49.1	49.1
Total debt securities HTM	$211.3	$213.4	$245.0	$246.7

(1)	Includes mortgage-backed securities of U.S. federal agencies.

(2)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

Other-Than-Temporary Impairments

Recognition and Measurement of Other-Than-Temporary Impairments (OTTI)

OTTI credit-related impairments on equity securities recognized in earnings totaled $8.2 million, $11.2 million and $47.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. Impairment amounts in AOCI were not significant at December 31, 2011 and 2010.

Item 8:  Financial Statements and Supplementary Data

114    CIT ANNUAL REPORT 2011

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — OTHER ASSETS

The following table presents the components of other assets.

(dollars in millions)

	December 31, 2011	December 31, 2010
Deposits on commercial aerospace flight equipment	$463.7	$609.7
Accrued interest and dividends	143.8	127.5
Deferred debt costs and other deferred charges	127.2	126.5
Executive retirement plan and deferred compensation	110.2	110.2
Other counterparty receivables	94.1	310.7
Prepaid expenses	86.3	87.5
Furniture and fixtures	79.5	79.2
Tax receivables, other than income	57.5	117.7
Other(1)	414.5	664.4
	$1,576.8	$2,233.4

(1)	Other includes investments in and receivables from non-consolidated subsidiaries, deferred federal and state tax assets, servicing assets, and other miscellaneous assets.

NOTE 7 — DEPOSITS

The following table presents deposits detail, maturities and weighted average interest rates.
(dollars in millions)

	December 31, 2011		December 31, 2010
Deposits outstanding	$6,193.7		$4,536.2
Weighted average contractual interest rate	2.68%		3.13%
Weighted average number of days to maturity	813	days	763	days
Contractual Maturities and Rates
Due in 2012 – (2.56%)	$1,822.7
Due in 2013 – (2.71%)	1,387.5
Due in 2014 – (3.08%)	1,193.9
Due in 2015 – (2.31%)	634.9
Due in 2016 – (2.40%)	986.1
Due after 2016 – (4.07%)	154.1
Deposits outstanding, excluding fresh start adjustments	$6,179.2

	Years Ended December 31,
	2011	2010
Daily average deposits	$4,712.3	$4,700.8
Maximum amount outstanding	$6,181.1	$5,084.5
Weighted average contractual interest rate for the year	2.79%	2.98%

The following table presents the maturity profile of deposits with a denomination of $100,000 or more at December 31, 2011. Prior year balances were not significant.

Certificates of Deposit
U.S. Banks
After six months through twelve months	$127.3
After twelve months	138.5
Total U.S. Banks	$265.8
Foreign Banks	$107.9

Deposits were adjusted to estimated fair value at December 31, 2009 in FSA, and the net fair value premium will be recognized as a yield adjustment over the deposit lives. During 2011, $24 million of the fair value premium was recognized as a reduction to interest expense.

CIT ANNUAL REPORT 2011    115

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — LONG-TERM BORROWINGS

The following table presents outstanding long-term borrowings, net of FSA.
(dollars in millions)

				December 31, 2011			December 31, 2010
	Average interest rates(1)	Fixed or range of interest rates(1)	Range of maturity dates	CIT Group Inc.	Subsidiaries	Total	Total
Secured borrowings	2.46%	0.63% – 8.60%	2012 – 2049	$–	$10,408.0	$10,408.0	$11,014.9
Series C Notes (Exchanged)	7.00%	7.00%	2015 – 2017	7,959.2	–	7,959.2	–
Series C Notes (Other)	5.73%	5.25% – 6.63%	2014 – 2018	2,000.0	–	2,000.0	–
Series A Notes	7.00%	7.00%	2012 – 2017	5,834.8	–	5,834.8	19,037.9
Other debt	6.06%	3.25% – 10.48%	2012 – 2036	84.3	1.8	86.1	167.7
Revolving credit facility	–	Libor+ 2.75%	2015	–	–	–	–
First Lien Term Loan				–	–	–	3,042.6
Series B Notes				–	–	–	765.8
Total debt				$15,878.3	$10,409.8	$26,288.1	$34,028.9

(1)	The presented rates are contractual and do not reflect the impact of FSA. Rates associated with the Series C – Other are discussed further below.

Upon emergence from bankruptcy in December 2009, all components of long-term borrowings were fair valued in FSA. The fair value adjustment is amortized as a cost adjustment over the remaining term of the respective debt and is reflected in Interest Expense.

The following table summarizes contractual maturities of total long-term borrowings outstanding excluding issue discounts and FSA adjustments as of December 31, 2011:

(dollars in millions)

	2012	2013	2014	2015	2016	Thereafter	Contractual Maturities
Secured borrowings – Floating(1)	$716.4	$1,174.3	$707.6	$650.7	$552.9	$4,259.8	$8,061.7
Secured borrowings – Fixed(1)	486.2	260.4	223.7	200.1	199.7	1,526.0	2,896.1
Series C Notes (Exchanged)	–	–	–	1,554.2	3,094.5	4,116.3	8,765.0
Series C Notes (Other)	–	–	1,300.0	–	–	700.0	2,000.0
Series A Notes(2) (3)	2,000.0	–	–	–	1,520.6	2,932.2	6,452.8
Other debt	1.2	0.6	–	–	–	134.2	136.0
	$3,203.8	$1,435.3	$2,231.3	$2,405.0	$5,367.7	$13,668.5	$28,311.6

(1)	Includes secured borrowings which are generally repaid in conjunction with the pledged collateral cash flows.

(2)	The $2 billion Series A Notes contractually due within a year at December 31, 2011 were redeemed on January 23, 2012. CIT had announced the redemption on December 22, 2011.

(3)	Series A Notes for the year ended December 31, 2016 and thereafter include $500 million that CIT redeemed on February 21, 2012 and approximately $4 billion that CIT announced on February 7, 2012 would be redeemed on March 9, 2012. After these redemptions there will be no Series A Notes outstanding.

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

Item 8:  Financial Statements and Supplementary Data

116    CIT ANNUAL REPORT 2011

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Secured Borrowings and Pledged Asset Summary (dollars in millions)

	December 31, 2011		December 31, 2010
	Secured Borrowing	Assets Pledged	Secured Borrowing	Assets Pledged
Education trusts and conduits (student loans)	$3,445.9	$3,690.3	$4,184.4	$5,558.8
GSI Facilities borrowings(1)	1,257.7	2,015.7	1,624.6	2,349.5
Trade Finance	483.1	1,332.7	504.9	1,479.6
Corporate Finance (SBL)	250.4	272.3	258.0	283.6
Other equipment secured facilities(2)	1,821.2	2,137.5	2,284.1	2,753.5
Subtotal – Loans	7,258.3	9,448.5	8,856.0	12,425.0
Transportation Finance – Aircraft(3)	1,728.9	2,057.9	1,315.1	1,531.0
Transportation Finance – Rail	144.5	140.1	148.9	146.2
GSI Facilities borrowings (Aircraft and Rail)(1)	1,151.4	1,968.8	519.8	1,119.3
Other structures	74.2	98.9	99.8	126.2
Subtotal – Equipment under operating leases	3,099.0	4,265.7	2,083.6	2,922.7
FHLB borrowings (Consumer)(4)	50.7	92.5	75.3	119.8
Total	$10,408.0	$13,806.7	$11,014.9	$15,467.5

(1)	At December 31, 2011 GSI Facilities borrowings were secured by $1.2 billion of student loans, $713.8 million of corporate loans, $101.7 million of small business lending loans, of which $89.2 million were classified as Assets Held for Sale and $1.09 billion and $877 million of aircraft and railcar assets, respectively, on operating leases also secured the GSI Facilities. The GSI Facilities are described in Note 9 — Derivative Financial Instruments.

(2)	Includes facilities secured by equipment primarily in Vendor Finance and Corporate Finance and the associated secured debt.

(3)	Secured financing facilities for the purchase of aircraft.

(4)	Collateralized with Government Debentures and Certificates of Deposit.

Variable Interest Entities

The Company utilizes VIEs in the ordinary course of business to support its own and its customers’ financing needs.

The most significant types of VIEs that CIT utilizes are ‘on balance sheet’ secured financings of pools of leases and loans originated by the Company. The Company originates pools of assets and sells these to special purpose entities (“SPE’s”), which, in turn, issue debt instruments backed by the asset pools or sell individual interests in the assets to investors. CIT retains the servicing rights and participates in certain cash flows. These VIEs are typically organized as trusts or limited liability companies, and are intended to be bankruptcy remote, from a legal standpoint.

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

Revolving Credit Facility

On August 25, 2011 (the “Closing Date”), CIT and certain of its subsidiaries entered into a Revolving Credit and Guaranty Agreement, among CIT Group Inc., certain subsidiaries of CIT Group Inc., as guarantors, the lenders party thereto from time to time and Bank of America, N.A. as administrative agent, collateral agent and letter of credit issuer (the “Revolving Credit Facility”). The total commitment amount under the Revolving Credit Facility is $2 billion consisting of a $1.65 billion revolving loan tranche and a $350 million revolving loan tranche that can also be utilized for issuance of letters of credit. The Revolving Credit Facility matures on August 14, 2015 and will accrue interest at a per annum rate of LIBOR plus a margin of 2.00% to 2.75% (with no floor) or Base Rate plus a margin of 1.00% to 1.75% (with no floor). The applicable margin will be determined by reference to the long term senior unsecured, non-credit enhanced debt rating of the Company by S&P and Moody’s effective at relevant times during the life of the Revolving Credit Facility. Based on the

CIT ANNUAL REPORT 2011    117

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company’s current debt rating, the applicable margin for LIBOR loansis 2.75% and the applicable margin for Base Rate loans is 1.75% at December 31, 2011.

The entire $2 billion was fully drawn on the Closing Date and the proceeds of the draw, along with cash on hand, were used to repay in full and extinguish the Company’s outstanding First Lien Term Loan during the third quarter of 2011. The Revolving Credit Facility may be prepaid and re-borrowed from time to time at the option of CIT. During the fourth quarter, the full amount of borrowings under the Revolving Credit Facility was repaid. The amount available to draw upon at December 31, 2011 was approximately $1.9 billion, with the remaining portion reflecting letter of credit usage. Also, the unutilized portion of any commitment under the Revolving Credit Facility may be reduced permanently or terminated by CIT at any time without penalty.

The Revolving Credit Facility is currently secured by a first lien on substantially all U.S. assets that are not otherwise pledged to secure the borrowings of SPE’s as described previously under ”Secured Borrowings“, 65% of the voting shares and 100% of the non-voting shares of certain foreign subsidiaries and between 44% and 65% of the equity interest or capital stock in certain other non-U.S., non-regulated subsidiaries. The Revolving Credit Facility is subject to a collateral coverage covenant (based on CIT’s book value in accordance with GAAP) of 2.0x the committed facility size, tested quarterly and upon certain transfers, dispositions or releases of collateral. The Revolving Credit Facility is also subject to a $6 billion minimum consolidated net worth covenant, tested quarterly, and limits the Company’s ability to create liens, merge or consolidate, sell, transfer, lease or dispose of all or substantially all of its assets, grant a negative pledge or sell assets under certain circumstances.

Once the Company’s Series A Second-Priority Secured Notes (“Series A Notes”) cease to be outstanding and the Company’s Series C Second-Priority Secured Notes (“Series C Notes”) become unsecured or CIT’s corporate credit rating is upgraded to investment grade, all the collateral and subsidiary guarantees under the Revolving Credit Facility will be automatically released except for subsidiary guarantees from eight of the Company’s domestic operating subsidiaries (“Continuing Guarantors”). As disclosed in Note 28 — Subsequent Events, the Company announced it will repay the remaining outstanding Series A Notes on March 9, 2012. Once the Revolving Credit Facility becomes unsecured, the collateral coverage covenant will be replaced by an asset coverage covenant (based on the book value of eligible assets of the Continuing Guarantors) of 2.0x the committed facility size, tested monthly and upon certain dispositions or encumbrances of eligible assets of the Continuing Guarantors.

Series C Notes

In March 2011, the Company issued $2 billion of new Series C Notes, consisting of $1.3 billion of three-year 5.25% fixed rate notes and $700 million of seven-year 6.625% fixed rate notes. The covenants in the new Series C Notes are generally consistent with covenants in investment grade-rated bonds. The proceeds of the transaction were used in May 2011, in conjunction with available cash, to redeem the $2.5 billion of 7% Series A Notes.

In June 2011, the Company successfully completed an Exchange Offer and Consent Solicitation for outstanding 7% Series A Notes maturing in 2015, 2016 and 2017. At the Offer Expiration, tenders with consents or separate consents were received from holders of approximately $10.9 billion in aggregate principal amount of Series A Notes, made up of $8.76 billion (pre-FSA) of Series A Notes tendered and accepted for exchange, and $2.17 billion of Series A Notes separately consented, including a majority of each maturity of these Series A Notes. As a result, $8.76 billion principal amount of Series C Notes (pre-FSA) with the same interest rate and interest payment dates, but maturing one business day later than the Series A Notes for which they were exchanged, were issued in exchange for the Series A Notes tendered and accepted.

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

The Series A Notes and Series C Notes are generally secured by second-priority security interests in all the assets securing the Revolving Credit Facility. The Series A Notes and Series C Notes Indentures limit the Company’s ability to create liens, merge or consolidate, or sell, transfer, lease or dispose of all or substantially all of its assets. Under the terms of the Series A Notes, the Company is required to use certain cash collections to repay the Series A Notes on an accelerated basis as part of a Cash Sweep provision; there is no such requirement under the Series C Notes.

The guarantees and collateral for the Series C Notes will be released upon the Series C Notes receiving an investment grade rating from each of Moody’s and S&P after giving effect to the release. In addition, the guarantees and/or collateral for the Series C Notes will be automatically released if the same guarantees and/or collateral for the Series A Notes are released at the same time or if the Series A Notes have been paid off in full. See Note 28 – Subsequent Events regarding details on 2012 redemptions of the remaining Series A Note balances.

Upon a Change of Control Triggering Event as defined in the Series A Indentures and Series C Indentures, holders of the Series A Notes and Series C Notes will have the right to require the Company, as applicable, to repurchase all or a portion of the Series C Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest to the date of such repurchase.

A Series C Note transaction occurring subsequent to December 31, 2011 is disclosed in Note 28 — Subsequent Events.

Series A Notes

On December 10, 2009, pursuant to the Plan of Reorganization the Company issued $21.04 billion principal amount of its 7.0% Series A Second-Priority Secured Notes with maturities each year from 2013 to 2017 (the “Series A Notes”).

During 2011, CIT redeemed approximately $5 billion of Series A Notes at a redemption price equal to 102% of the principal

Item 8:  Financial Statements and Supplementary Data

118    CIT ANNUAL REPORT 2011

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amount redeemed and repurchased an additional $861 million of Series A Notes in open market repurchases at a weighted average price of 97.9%. Following the redemption in full of the 2014 Series A Notes in October 2011, most of the restrictive covenants granted under the Series A Notes, as part of CIT’s restructuring in 2009, were eliminated. In aggregate, 2011 repayments resulted in acceleration of FSA accretion of $290 million, and prepayment penalties of $99 million, both recorded in interest expense, and a gain on debt extinguishment of $18 million.

See Series C Notes for discussion on covenants and Note 28 — Subsequent Events for Series A Notes transactions occurring after December 31, 2011.

First Lien Term Loan

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

In connection with entering into the Revolving Credit Facility described above, the Company repaid and terminated the First Lien Term Loan in the third quarter of 2011. The Company also terminated its $350 million Amended and Restated Letter of Credit Facility, dated as of February 18, 2011, with Bank of America, N.A. acting as administrative agent and letter of credit issuer (the “Prior L/C Agreement”) and all letters of credit issued under the Prior L/C Agreement were rolled over and deemed issued under the Revolving Credit Facility. The Company did not pay any early termination penalties or call premiums in connection with the termination of either the First Lien Term Loan or the Prior L/C Agreement.

The extinguishment of the First Lien Term Loan decreased third quarter interest expense by $85 million, reflecting accelerated FSA accretion, and resulted in a loss on debt extinguishment of approximately $153 million reflecting accelerated deferred fee recognition along with commitment and arrangement fees paid under the Revolving Credit Facility. The First Lien Term Loan carried an interest rate of LIBOR + 4.50% with a 1.75% LIBOR floor.

Series B Notes

On December 10, 2009, pursuant to the Plan of Reorganization Delaware Funding issued approximately $2.15 billion principal amount of its 10.25% Series B Second-Priority Secured Notes due each year from 2013 to 2017 (the “Series B Notes”).

During 2011, the Company redeemed the remaining $0.75 billion of 10.25% Series B Notes at a redemption price of 102% of the aggregate principal amount redeemed. The acceleration of FSA accretion on the Series B Notes was $14 million and resulted in a decrease to interest expense.

Summarized Financial Information of Subsidiaries

In accordance with the Series A Notes Indenture, the following tables present two mutually exclusive sets of condensed consolidating financial statements, reflecting the following:

-	The first set of condensed consolidated financial statements includes entities that are considered guarantors or non-guarantors. Guarantor entities are those that have guaranteed the unregistered debt under the First Lien Term Loan and Series A Notes (and Series B for 2010 financial information). Non-guarantors are all other entities including those which may have pledged assets but did not guarantee the debt.

-	The second set reflects both restricted and unrestricted subsidiaries. Unrestricted subsidiaries include regulated entities such as CIT Bank, joint ventures, special purpose entities and entities deemed immaterial. Restricted entities include all other subsidiaries.

CIT ANNUAL REPORT 2011    119

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEETS (dollars in millions)

			Non Guarantor Entities
December 31, 2011	CIT Group Inc.	Guarantor Entities	Pledged Entities	Other Non Guarantor Entities	Eliminations	Consolidated Total
ASSETS:
Net loans	$–	$3,867.5	$1,872.2	$15,511.1	$(1,773.1)	$19,477.7
Operating lease equipment, net	–	4,574.0	4,880.0	2,543.9	(6.3)	11,991.6
Assets held for sale	7.2	194.8	169.0	1,962.0	(0.7)	2,332.3
Cash and deposits with banks	2,967.4	81.3	483.0	3,956.6	(52.7)	7,435.6
Investment securities	839.4	73.2	105.4	357.1	(124.5)	1,250.6
Other assets	13,067.3	16,295.1	4,412.8	3,116.6	(34,144.2)	2,747.6
Total Assets	$16,881.3	$25,085.9	$11,922.4	$27,447.3	$(36,101.5)	$45,235.4
LIABILITIES AND EQUITY:
Long-term borrowings, including deposits	$15,878.3	$50.2	$27.9	$16,725.3	$(199.9)	$32,481.8
Credit balances of factoring clients	–	1,223.3	–	2.2	–	1,225.5
Other liabilities	(7,885.5)	13,672.0	4,600.7	(5,344.7)	(2,405.4)	2,637.1
Total Liabilities	7,992.8	14,945.5	4,628.6	11,382.8	(2,605.3)	36,344.4
Total Stockholders’ Equity	8,888.5	10,140.4	7,293.8	16,064.0	(33,498.2)	8,888.5
Noncontrolling minority interests	–	–	–	0.5	2.0	2.5
Total Equity	8,888.5	10,140.4	7,293.8	16,064.5	(33,496.2)	8,891.0
Total Liabilities and Equity	$16,881.3	$25,085.9	$11,922.4	$27,447.3	$(36,101.5)	$45,235.4

December 31, 2010
ASSETS:
Net loans	$–	$5,250.1	$2,388.6	$18,135.8	$(1,562.1)	$24,212.4
Operating lease equipment, net	–	4,421.8	4,847.9	1,907.7	(37.6)	11,139.8
Assets held for sale	6.0	340.2	293.5	586.4	–	1,226.1
Cash and deposits with banks	2,725.6	4,404.8	1,176.1	2,936.5	(38.8)	11,204.2
Investment securities	–	100.8	7.3	453.3	(183.1)	378.3
Other assets	31,056.2	18,551.8	4,581.4	3,076.7	(54,007.2)	3,258.9
Total Assets	$33,787.8	$33,069.5	$13,294.8	$27,096.4	$(55,828.8)	$51,419.7
LIABILITIES AND EQUITY:
Long-term borrowings, including deposits	$19,322.0	$2,866.2	$795.6	$15,833.5	$(252.2)	$38,565.1
Credit balances of factoring clients	–	926.1	–	9.2	–	935.3
Other liabilities	5,542.7	948.1	5,694.7	(7,605.5)	(1,581.5)	2,998.5
Total Liabilities	24,864.7	4,740.4	6,490.3	8,237.2	(1,833.7)	42,498.9
Total Stockholders’ Equity	8,923.1	28,329.1	6,804.1	18,858.9	(53,992.1)	8,923.1
Noncontrolling minority interests	–	–	0.4	0.3	(3.0)	(2.3)
Total Equity	8,923.1	28,329.1	6,804.5	18,859.2	(53,995.1)	8,920.8
Total Liabilities and Equity	$33,787.8	$33,069.5	$13,294.8	$27,096.4	$(55,828.8)	$51,419.7

Item 8:  Financial Statements and Supplementary Data

120    CIT ANNUAL REPORT 2011

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATION (dollars in millions)

			Non Guarantor Entities
Year Ended December 31, 2011	CIT Group Inc.	Guarantor Entities	Pledged Entities	Other Non Guarantor Entities	Eliminations	Consolidated Total
Interest income	$3.0	$795.8	$317.2	$1,288.7	$(171.1)	$2,233.6
Interest expense	(1,983.0)	(129.3)	(246.5)	(633.7)	197.9	(2,794.6)
Net interest revenue	(1,980.0)	666.5	70.7	655.0	26.8	(561.0)
Provision for credit losses	(19.2)	(52.2)	(96.3)	(102.1)	0.1	(269.7)
Net interest revenue, after credit provision	(1,999.2)	614.3	(25.6)	552.9	26.9	(830.7)
Equity in net income of subsidiaries	1,302.4	956.3	276.5	339.6	(2,874.8)	–
Other Income
Rental income on operating leases	–	594.4	709.9	361.4	–	1,665.7
Other	53.2	498.6	196.4	271.4	(63.6)	956.0
Total other income	53.2	1,093.0	906.3	632.8	(63.6)	2,621.7
Total net revenue, net of interest expense and credit provision	(643.6)	2,663.6	1,157.2	1,525.3	(2,911.5)	1,791.0
Other Expenses
Depreciation on operating lease equipment	–	(201.8)	(230.9)	(142.1)	–	(574.8)
Operating expenses	24.4	(533.5)	(199.5)	(226.1)	43.5	(891.2)
Loss on debt extinguishments	(16.2)	(118.7)	0.1	–	–	(134.8)
Total other expenses	8.2	(854.0)	(430.3)	(368.2)	43.5	(1,600.8)
Income (loss) before income taxes	(635.4)	1,809.6	726.9	1,157.1	(2,868.0)	190.2
Benefit (provision) for income taxes	662.1	(575.5)	(73.7)	(175.8)	4.4	(158.5)
Net income (loss) before attribution of noncontrolling interests	26.7	1,234.1	653.2	981.3	(2,863.6)	31.7
Net (income) loss attributable to noncontrolling interests, after tax	–	–	0.4	0.5	(5.9)	(5.0)
Net income (loss)	$26.7	$1,234.1	$653.6	$981.8	$(2,869.5)	$26.7

Year Ended December 31, 2010
Interest income	$2.7	$1,671.3	$504.2	$1,647.3	$(99.9)	$3,725.6
Interest expense	(1,463.1)	(730.3)	(433.6)	(533.8)	80.8	(3,080.0)
Net interest revenue	(1,460.4)	941.0	70.6	1,113.5	(19.1)	645.6
Provision for credit losses	(12.7)	(442.1)	(76.3)	(288.7)	(0.5)	(820.3)
Net interest revenue, after credit provision	(1,473.1)	498.9	(5.7)	824.8	(19.6)	(174.7)
Equity in net income of subsidiaries	1,525.0	1,040.4	214.1	533.8	(3,313.3)	–
Other Income
Rental income on operating leases	–	525.2	701.5	420.1	(1.0)	1,645.8
Other	42.6	491.3	249.2	275.1	(52.7)	1,005.5
Total other income	42.6	1,016.5	950.7	695.2	(53.7)	2,651.3
Total net revenue, net of interest expense and credit provision	94.5	2,555.8	1,159.1	2,053.8	(3,386.6)	2,476.6
Other Expenses
Depreciation on operating lease equipment	–	(204.9)	(274.6)	(196.4)	0.5	(675.4)
Operating expenses	15.4	(673.4)	(147.2)	(265.3)	48.4	(1,022.1)
Total other expenses	15.4	(878.3)	(421.8)	(461.7)	48.9	(1,697.5)
Income (loss) before income taxes	109.9	1,677.5	737.3	1,592.1	(3,337.7)	779.1
Benefit (provision) for income taxes	413.9	(254.4)	(120.5)	(291.1)	1.2	(250.9)
Net income (loss) before attribution of noncontrolling interests	523.8	1,423.1	616.8	1,301.0	(3,336.5)	528.2
Net (income) loss attributable to noncontrolling interests, after tax	–	0.4	(0.5)	0.8	(5.1)	(4.4)
Net income (loss)	$523.8	$1,423.5	$616.3	$1,301.8	$(3,341.6)	$523.8

CIT ANNUAL REPORT 2011    121

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (dollars in millions)

			Non Guarantor Entities
Year Ended December 31, 2011	CIT Group Inc.	Guarantor Entities	Pledged Entities	Other Non Guarantor Entities	Eliminations	Consolidated Total
Cash Flows from Operating Activities:
Net cash flows provided by (used for) operations	$(533.8)	$260.8	$827.2	$301.8	$–	$856.0
Cash Flows From Investing Activities:
Net decrease (increase) in financing and leasing assets and other investing activities	(845.0)	3,560.6	272.9	1,279.6	–	4,268.1
(Increase) decrease in inter-company loans and investments	5,659.4	–	–	–	(5,659.4)	–
Net cash flows (used for) provided by investing activities	4,814.4	3,560.6	272.9	1,279.6	(5,659.4)	4,268.1
Cash Flows From Financing Activities:
Net increase (decrease) in debt and other financing activities	(4,017.5)	(2,691.6)	(703.1)	203.4	–	(7,208.8)
Inter-company financing	–	(4,024.9)	(1,151.1)	(483.4)	5,659.4	–
Net cash flows (used for) provided by financing activities	(4,017.5)	(6,716.5)	(1,854.2)	(280.0)	5,659.4	(7,208.8)
Net (decrease) increase in unrestricted cash and cash equivalents	263.1	(2,895.1)	(754.1)	1,301.4	–	(2,084.7)
Unrestricted cash and cash equivalents, beginning of period	2,703.6	2,946.4	1,021.1	1,979.3	–	8,650.4
Unrestricted cash and cash equivalents, end of period	$2,966.7	$51.3	$267.0	$3,280.7	$–	$6,565.7

Year Ended December 31, 2010
Cash Flows From Operating Activities:
Net cash flows provided by (used for) operations	$(666.6)	$90.2	$1,188.2	$(25.4)	$–	$586.4
Cash Flows From Investing Activities:
Net decrease (increase) in financing and leasing assets and other investing activities	480.5	4,533.9	357.5	4,816.0	–	10,187.9
(Increase) decrease in inter-company loans and investments	2,594.4	–	–	–	(2,594.4)	–
Net cash flows (used for) provided by investing activities	3,074.9	4,533.9	357.5	4,816.0	(2,594.4)	10,187.9
Cash Flows From Financing Activities:
Net increase (decrease) in debt and other financing activities	(314.0)	(4,533.5)	(1,801.7)	(3,880.2)	–	(10,529.4)
Inter-company financing	–	(1,564.8)	469.0	(1,498.6)	2,594.4	–
Net cash flows (used for) provided by financing activities	(314.0)	(6,098.3)	(1,332.7)	(5,378.8)	2,594.4	(10,529.4)
Net (decrease) increase in unrestricted cash and cash equivalents	2,094.3	(1,474.2)	213.0	(588.2)	–	244.9
Unrestricted cash and cash equivalents, beginning of period	609.3	4,420.6	808.1	2,567.5	–	8,405.5
Unrestricted cash and cash equivalents, end of period	$2,703.6	$2,946.4	$1,021.1	$1,979.3	$–	$8,650.4

Item 8:  Financial Statements and Supplementary Data

122    CIT ANNUAL REPORT 2011

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEETS (dollars in millions)

December 31, 2011	CIT Group Inc.	Restricted Entities	Unrestricted Entities	Eliminations	Consolidated Total
ASSETS:
Net loans	$–	$5,922.5	$15,328.3	$(1,773.1)	$19,477.7
Operating lease equipment, net	–	9,669.4	2,328.5	(6.3)	11,991.6
Assets held for sale	7.2	500.8	1,825.0	(0.7)	2,332.3
Cash and deposits with banks	2,967.4	854.5	3,666.4	(52.7)	7,435.6
Investment securities	839.4	227.6	308.1	(124.5)	1,250.6
Other assets	13,067.3	6,530.1	812.0	(17,661.8)	2,747.6
Total Assets	$16,881.3	$23,704.9	$24,268.3	$(19,619.1)	$45,235.4
LIABILITIES AND EQUITY:
Long-term borrowings, including deposits	$15,878.3	$191.7	$16,611.7	$(199.9)	$32,481.8
Credit balances of factoring clients	–	1,223.3	2.2	–	1,225.5
Other liabilities	(7,885.5)	12,058.8	869.2	(2,405.4)	2,637.1
Total Liabilities	7,992.8	13,473.8	17,483.1	(2,605.3)	36,344.4
Total Stockholders’ Equity	8,888.5	10,231.1	6,784.7	(17,015.8)	8,888.5
Noncontrolling minority interests	–	–	0.5	2.0	2.5
Total Equity	8,888.5	10,231.1	6,785.2	(17,013.8)	8,891.0
Total Liabilities and Equity	$16,881.3	$23,704.9	$24,268.3	$(19,619.1)	$45,235.4

December 31, 2010
ASSETS:
Net loans	$–	$8,042.4	$17,732.1	$(1,562.1)	$24,212.4
Operating lease equipment, net	–	9,605.7	1,571.7	(37.6)	11,139.8
Assets held for sale	6.0	678.4	541.7	–	1,226.1
Cash and deposits with banks	2,725.6	5,885.8	2,631.6	(38.8)	11,204.2
Investment securities	–	157.2	404.2	(183.1)	378.3
Other assets	31,056.2	9,098.5	558.9	(37,454.7)	3,258.9
Total Assets	$33,787.8	$33,468.0	$23,440.2	$(39,276.3)	$51,419.7
LIABILITIES AND EQUITY:
Long-term borrowings, including deposits	$19,322.0	$3,710.9	$15,784.4	$(252.2)	$38,565.1
Credit balances of factoring clients	–	926.1	9.2	–	935.3
Other liabilities	5,542.7	452.3	(1,415.0)	(1,581.5)	2,998.5
Total Liabilities	24,864.7	5,089.3	14,378.6	(1,833.7)	42,498.9
Total Stockholders’ Equity	8,923.1	28,378.3	9,061.3	(37,439.6)	8,923.1
Noncontrolling minority interests	–	0.4	0.3	(3.0)	(2.3)
Total Equity	8,923.1	28,378.7	9,061.6	(37,442.6)	8,920.8
Total Liabilities and Equity	$33,787.8	$33,468.0	$23,440.2	$(39,276.3)	$51,419.7

CIT ANNUAL REPORT 2011    123

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENTS OF OPERATION (dollars in millions)

Year Ended December 31, 2011	CIT Group Inc.	Restricted Entities	Unrestricted Entities	Eliminations	Consolidated Total
Interest income	$3.0	$1,162.6	$1,239.1	$(171.1)	$2,233.6
Interest expense	(1,983.0)	(249.1)	(760.4)	197.9	(2,794.6)
Net interest revenue	(1,980.0)	913.5	478.7	26.8	(561.0)
Provision for credit losses	(19.2)	(146.8)	(103.8)	0.1	(269.7)
Net interest revenue, after credit provision	(1,999.2)	766.7	374.9	26.9	(830.7)
Equity in net income of subsidiaries	1,302.4	362.1	–	(1,664.5)	–
Other Income
Rental income on operating leases	–	1,392.7	273.0	–	1,665.7
Other	53.2	765.5	200.9	(63.6)	956.0
Total other income	53.2	2,158.2	473.9	(63.6)	2,621.7
Total net revenue, net of interest expense and credit provision	(643.6)	3,287.0	848.8	(1,701.2)	1,791.0
Other Expenses
Depreciation on operating lease equipment	–	(461.5)	(113.3)	–	(574.8)
Operating expenses	24.4	(761.5)	(197.6)	43.5	(891.2)
Loss on debt extinguishments	(16.2)	(118.6)	–	–	(134.8)
Total other expenses	8.2	(1,341.6)	(310.9)	43.5	(1,600.8)
Income (loss) before income taxes	(635.4)	1,945.4	537.9	(1,657.7)	190.2
Benefit (provision) for income taxes	662.1	(680.0)	(145.0)	4.4	(158.5)
Net income (loss) before attribution of noncontrolling interests	26.7	1,265.4	392.9	(1,653.3)	31.7
Net (income) loss attributable to noncontrolling interests, after tax	–	0.4	0.5	(5.9)	(5.0)
Net income (loss)	$26.7	$1,265.8	$393.4	$(1,659.2)	$26.7

Year Ended December 31, 2010
Interest income	$2.7	$2,253.1	$1,569.7	$(99.9)	$3,725.6
Interest expense	(1,463.1)	(1,035.5)	(662.2)	80.8	(3,080.0)
Net interest revenue	(1,460.4)	1,217.6	907.5	(19.1)	645.6
Provision for credit losses	(12.7)	(536.0)	(271.1)	(0.5)	(820.3)
Net interest revenue, after credit provision	(1,473.1)	681.6	636.4	(19.6)	(174.7)
Equity in net income of subsidiaries	1,525.0	576.9	(49.0)	(2,052.9)	–
Other Income
Rental income on operating leases	–	1,332.0	314.8	(1.0)	1,645.8
Other	42.6	921.2	94.4	(52.7)	1,005.5
Total other income	42.6	2,253.2	409.2	(53.7)	2,651.3
Total net revenue, net of interest expense and credit provision	94.5	3,511.7	996.6	(2,126.2)	2,476.6
Other Expenses
Depreciation on operating lease equipment	–	(550.1)	(125.8)	0.5	(675.4)
Operating expenses	15.4	(913.6)	(172.3)	48.4	(1,022.1)
Total other expenses	15.4	(1,463.7)	(298.1)	48.9	(1,697.5)
Income (loss) before income taxes	109.9	2,048.0	698.5	(2,077.3)	779.1
Benefit (provision) for income taxes	413.9	(398.2)	(267.8)	1.2	(250.9)
Net income (loss) before attribution of noncontrolling interests	523.8	1,649.8	430.7	(2,076.1)	528.2
Net (income) loss attributable to noncontrolling interests, after tax	–	–	0.7	(5.1)	(4.4)
Net income (loss)	$523.8	$1,649.8	$431.4	$(2,081.2)	$523.8

Item 8:  Financial Statements and Supplementary Data

124    CIT ANNUAL REPORT 2011

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — DERIVATIVE FINANCIAL INSTRUMENTS

As part of managing economic risk and exposure to interest rate, foreign currency and, in limited instances, credit risk, CIT enters into derivative transactions in over-the-counter markets with other financial institutions. CIT does not enter into derivative financial instruments for speculative purposes. Derivative instruments transacted are generally collateralized with cash or highly liquid securities such as U.S. treasuries and agencies.

The Company continuously assesses its hedge requirements and establishes counterparty relationships to facilitate hedging. During 2011 and 2010, the Company’s portfolio was in an asset sensitive position, whereby assets re-price faster than liabilities, and interest margin increases in a rising interest rate environment. The Company’s hedging strategies relate primarily to currency risk management of foreign operations. The Company utilizes cross-currency swaps and foreign currency forward contracts to effectively convert U.S. dollar denominated debt to a foreign currency. These transactions are classified as either foreign currency net investment hedges, or foreign currency cash flow hedges, with resulting gains and losses reflected in AOCI, a separate component of equity. For hedges of foreign currency net investment positions the “forward” method is applied whereby effectiveness is assessed and measured based on the amounts and currencies of the individual hedged net investments versus the notional amounts and underlying currencies of the derivative contract. For those hedging relationships where the critical terms of the entire debt instrument and the derivative are identical and the credit-worthiness of the counterparty to the hedging instrument remains sound, there is an expectation of no hedge ineffectiveness so long as those conditions continue to be met. The net interest differential is recognized on an accrual basis as an adjustment to other income or as interest expense to correspond with the hedged position.

See Note 1 — Business and Summary of Significant Accounting Policies for further description of its derivative transaction policies.

The following table presents fair values and notional values of derivative financial instruments:

Fair and Notional Values of Derivative Financial Instruments (dollars in millions)

	December 31, 2011			December 31, 2010
Qualifying Hedges	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Cross currency swaps	$406.2	$1.0	$(3.3)	$414.7	$0.8	$(12.1)
Foreign currency forward exchange – cash flow hedges	146.7	6.9	(0.2)	183.6	6.4	(1.4)
Foreign currency forward exchange – net investment hedges	1,387.0	31.0	(11.4)	1,333.4	0.5	(61.0)
Total Qualifying Hedges	$1,939.9	$38.9	$(14.9)	$1,931.7	$7.7	$(74.5)
Non-Qualifying Hedges(2)
Cross currency swaps	$668.5	$6.1	$(4.5)	$1,330.3	$14.2	$(38.4)
Interest rate swaps	848.4	0.9	(50.7)	1,046.8	4.5	(37.7)
Written options	114.1	–	(0.1)	273.8	–	–
Purchased options	913.3	1.1	–	903.0	2.7	–
Foreign currency forward exchange contracts	2,662.9	34.4	(19.6)	2,210.0	4.3	(50.2)
TRS(1)	70.1	–	–	609.9	–	–
Equity warrants	1.0	0.4	–	–	7.9	–
Total Non-qualifying Hedges	$5,278.3	$42.9	$(74.9)	$6,373.8	$33.6	$(126.3)

(1)	Two financing facilities with Goldman Sachs International (GSI) are structured as total return swaps (TRS), under which amounts available for advances are accounted for as derivatives. Pursuant to applicable accounting guidance, only the unutilized portion of the TRS is accounted for as a derivative and recorded at its estimated fair value.

On October 26, 2011, CIT Group Inc. (“CIT”) amended its existing $2.125 billion total return swap facility between CIT Financial Ltd. (“CFL”) and Goldman Sachs International (“GSI”) in order to provide greater flexibility for certain assets to be funded under the facility. The size of the existing CFL facility was reduced to $1.5 billion, and the $625 million formerly available under the existing CFL facility was transferred to a new total return swap facility between GSI and CIT TRS Funding B.V. (“BV”), a wholly-owned subsidiary of CIT.

The aggregate “notional amounts” of the total return swaps of $70.1 million at December 31, 2011 and $609.9 million at December 31, 2010 represent the aggregate unused portions under the CFL and BV Facilities and constitute derivative financial instruments. These notional amounts are calculated as the maximum aggregate facility commitment amounts, currently $2,125.0 million, less the aggregate actual adjusted qualifying borrowing base outstanding of $2,055 million at December 31, 2011 and $1,515.1 million at December 31, 2010 under the CFL and BV Facilities. The notional amounts of the derivatives will increase as the adjusted qualifying borrowing base decreases due to repayment of the underlying asset-backed securities (ABS) to investors. If CIT funds additional ABS under the CFL or BV Facilities, the aggregate adjusted qualifying borrowing base of the total return swaps will increase and the notional amount of the derivatives will decrease accordingly.

Valuation of the derivatives related to the GSI Facilities is based on several factors using a discounted cash flow (DCF) methodology, including:

-	CIT’s funding costs for similar recent secured financings;
-Forecasted usage of the long-dated CFL and BV Facilities through the final maturity date in 2028; and
-Forrecasted amortization, including prepayment assumptions, due to principal payments on the underlying ABS, which impacts the amount of the unutilized portion.

(2)	An $8.6 million credit valuation adjustment relating to non-qualifying interest rate swaps is included in Other Assets.

CIT ANNUAL REPORT 2011    125

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the impact of derivatives on the statements of operations:

Derivative Instrument Gains and Losses (dollars in millions)

		Year Ended December 31,
Derivative Instruments	Gain / (Loss) Recognized	2011	2010
Non Qualifying Hedges
Cross currency swaps	Other income	$29.2	$(8.1)
Interest rate swaps	Other income	(17.6)	(50.9)
Foreign currency forward exchange contracts	Other income	30.0	41.4
Equity warrants	Other income	(0.8)	5.8
Total derivatives-income statement impact		$40.8	$(11.8)

		Predecessor CIT
		Year Ended December 31, 2009
Qualifying Hedges
Ineffectiveness of derivative instruments designated as hedging instruments
Interest rate swaps – cash flow hedges	Other income	$3.9
Cross currency swaps – fair value hedges	Interest expense	(6.2)
Total		(2.3)
Discontinuance of cash flow and fair value hedge accounting
Interest rate swaps – cash flow hedges	Other income	(32.3)
Interest rate swaps – fair value hedges	Interest expense	63.9
Cross currency swaps – fair value hedges	Interest expense	21.7
Total		53.3
Reclassification of accumulated other comprehensive loss to earnings for cash flow hedges
Interest rate swaps – cash flow hedges	Interest expense	(55.7)
Total qualifying hedges		(4.7)
Non-Qualifying Hedges
Cross currency swaps	Other income	(43.0)
Cross currency swaps(1)	Reorganization expense	(110.3)
Interest rate swaps	Other income	90.6
Interest rate swaps(2)	Reorganization expense	127.0
Foreign currency forward exchange contracts	Other income	(4.0)
TRS(3)	Other income	(285.0)
TARP warrant	Other income	70.6
Total non-qualifying hedges		(154.1)
Total derivatives-income statement impact		$(158.8)

(1)	Following filing the petition on November 1, 2009, the Company recorded a $98.9 million loss on termination of cross currency swaps and $11.4 million loss on terminated derivatives.

(2)	Following the filing of the petition on November 1, 2009,the Company recorded a $27.5 million loss on termination of interest rate swaps and $154.5 million gain on terminated derivatives.

(3)	Effect of change in valuation of derivative related to GSI Facilities.

Item 8:  Financial Statements and Supplementary Data

126    CIT ANNUAL REPORT 2011

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — OTHER LIABILITIES

The following table presents components of other liabilities:

(dollars in millions)

	December 31, 2011	December 31, 2010
Equipment maintenance reserves	$690.6	$630.1
Accrued expenses	490.7	497.7
Estimated valuation adjustment relating to aerospace commitments(1)	252.8	429.6
Security and other deposits	199.6	197.7
Accrued interest payable	189.9	254.8
Accounts payable	145.9	219.1
Other liabilities(2)	592.7	643.2
	$2,562.2	$2,872.2

(1)	In conjunction with FSA, a liability was recorded to reflect the current fair value of aircraft purchase commitments outstanding at the time. When the aircraft are purchased, the cost basis of the assets will be reduced by the associated liability.

(2)	Other liabilities consist of other taxes, property tax reserves, and other miscellaneous liabilities.

NOTE 11 — FAIR VALUE

Fair Value Hierarchy

The Company is required to report fair value measurements for specified classes of assets and liabilities. See Note 1 — “Business and Summary of Significant Accounting Policies“ for fair value measurement policy.

The Company characterizes inputs in the determination of fair value according to the fair value hierarchy. The fair value of the Company’s assets and liabilities where the measurement objective specifically requires the use of fair value are set forth in the tables below:

Assets and Liabilities Measured at Fair Value on a Recurring Basis (dollars in millions)

December 31, 2011	Total	Level 1	Level 2	Level 3
Assets
Debt Securities available for sale	$937.2	$–	$937.2	$–
Equity Securities available for sale	16.9	14.0	2.9	–
Trading assets at fair value – derivatives	42.9	–	42.9	–
Derivative counterparty assets at fair value	38.9	–	38.9	–
Total Assets	$1,035.9	$14.0	$1,021.9	$–
Liabilities
Trading liabilities at fair value – derivatives	$(74.9)	$–	$(74.9)	$–
Derivative counterparty liabilities at fair value	(14.9)	–	(14.9)	–
Total Liabilities	$(89.8)	$–	$(89.8)	$–

December 31, 2010
Assets
Equity Securities available for sale	$37.5	$16.2	3.4	$17.9
Trading assets at fair value – derivatives	33.6	–	33.6	–
Derivative counterparty assets at fair value	7.7	–	7.7	–
Total Assets	$78.8	$16.2	$44.7	$17.9
Liabilities
Trading liabilities at fair value – derivatives	$(126.3)	$–	$(126.0)	$(0.3)
Derivative counterparty liabilities at fair value	(74.5)	–	(74.5)	–
Total Liabilities	$(200.8)	$–	$(200.5)	$(0.3)

CIT ANNUAL REPORT 2011    127

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets Measured at Fair Value on a Non-recurring Basis (dollars in millions)

The following table presents financial instruments for which a non-recurring change in fair value has been recorded:

	Fair Value Measurements at Reporting Date Using:
December 31, 2011	Total	Level 1	Level 2	Level 3	Total Gains and (Losses)
Assets
Assets Held for Sale	$1,642.8	$–	$–	$1,642.8	$(15.1)
Impaired loans	101.5	–	–	101.5	(33.7)
Total	$1,744.3	$–	$–	$1,744.3	$(48.8)

Loans are transferred from HFI to HFS at the lower of cost or fair value. At the time of transfer, a write-down of the loan is recorded as a charge-off, if applicable. Once classified as HFS, the amount by which the carrying value exceeds fair value is recorded as a valuation allowance.

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

Level 3 Gains and Losses

The tables below set forth a summary of changes in the estimated fair value of the Company’s Level 3 financial assets and liabilities measured on a recurring basis:

Year To Date	Total	Retained Interests in securitizations	Derivatives	Equity Securities Available for Sale
December 31, 2009	$158.1	$139.7	$(1.5)	$19.9
Gains or losses realized/unrealized
Included in Other Income	(0.8)	–	1.2	(2.0)
Settlements and foreign currency translation	(139.7)	(139.7)	–	–
December 31, 2010	17.6	–	(0.3)	17.9
Gains or losses realized/unrealized
Included in Other Income	5.7	–	0.3	5.4
Other, net (primarily sales proceeds)	(23.3)	–	–	(23.3)
December 31, 2011	$–	$–	$–	$–

On January 1, 2010, retained interests were eliminated as a result of implementing new consolidation accounting guidance related to VIEs. At December 31, 2011 there were no Level 3 financial assets measured on a recurring basis.

Item 8:  Financial Statements and Supplementary Data

128    CIT ANNUAL REPORT 2011

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying and estimated fair values of financial instruments presented below exclude leases and certain other assets and liabilities, which are not required for disclosure. Assumptions used in valuing financial instruments at December 31, 2011 are disclosed below.

	December 31, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Trading assets – derivatives	$42.9	$42.9	$33.6	$33.6
Derivative counterparty assets at fair value	38.9	38.9	7.7	7.7
Assets held for sale (excluding leases)	1,871.8	2,024.3	466.0	466.0
Loans (excluding leases)	14,927.4	15,153.9	20,680.3	21,356.8
Investment Securities	1,250.6	1,252.7	378.3	380.0
Other assets and unsecured counterparty receivable(1)	1,405.7	1,405.7	1,543.9	1,543.9
Liabilities
Deposits(2)	$(6,227.5)	$(6,283.8)	$(4,562.7)	$(4,660.0)
Trading liabilities – derivatives	(74.9)	(74.9)	(126.3)	(126.3)
Derivative counterparty liabilities at fair value	(14.9)	(14.9)	(74.5)	(74.5)
Long-term borrowings(2)	(26,444.2)	(27,840.1)	(34,208.1)	(36,452.0)
Other liabilities(3)	(2,049.2)	(2,049.2)	(1,992.7)	(1,992.7)

(1)	Other assets subject to fair value disclosure include accrued interest receivable and other receivables and assets whose carrying values approximate fair value.

(2)	Deposits and long-term borrowings include accrued interest.

(3)	Other liabilities include accrued liabilities and deferred federal income taxes. Accrued liabilities have a fair value that approximates carrying value.

Assumptions used in 2011 to value financial instruments are set forth below:

Derivatives – the estimated fair values of derivatives were calculated internally using market data and represent the net amount receivable or payable to terminate, taking into account current market rates. See Note 9 — “Derivative Financial Instruments” for notional principal amounts and fair values.

Investments – Debt and equity securities classified as AFS are carried at fair value determined by Level 1 and Level 2 inputs. Debt securities classified as HTM represent securities that the Company has both the ability and the intent to hold until maturity are carried at amortized cost and are periodically assessed for OTTI, with the cost basis reduced when impairment is deemed to be other-than-temporary. Equity investments without readily determinable fair values are carried at cost and are periodically assessed for OTTI, with the cost basis reduced when impairment is deemed to be other-than-temporary.

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

CIT ANNUAL REPORT 2011    129

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — STOCKHOLDERS’ EQUITY COMMON STOCK

A 2011 roll forward detailing common stock is presented in the following table.

	Issued	Less Treasury	Outstanding
Common stock – December 31, 2009	200,035,561	–	200,035,561
Restricted/performance shares issued	655,377	–	655,377
Shares held to cover taxes on vesting restricted shares and other	–	(227,741)	(227,741)
Common stock – December 31, 2010	200,690,938	(227,741)	200,463,197
Restricted/performance shares issued	272,578	–	272,578
Shares held to cover taxes on vesting restricted shares and other	–	(92,697)	(92,697)
Employee stock purchase plan participation	17,236	–	17,236
Common stock – December 31, 2011	200,980,752	(320,438)	200,660,314

Accumulated Other Comprehensive Income/(Loss)

Total comprehensive loss was $50.8 million for the year ended December 31, 2011, versus comprehensive income of $518.6 million in the prior year, including accumulated comprehensive loss of $92.1 million and $9.6 million at December 2011 and 2010, respectively. The following table details the components of Accumulated Other Comprehensive Loss, net of tax:

(dollars in millions)

	December 31, 2011	December 31, 2010
Changes in benefit plan net gain/(loss) and prior service (cost)/credit	$(54.8)	$2.8
Foreign currency translation adjustments	(37.7)	(12.9)
Changes in fair values of derivatives qualifying as cash flow hedges	(0.8)	(1.7)
Unrealized gain on available for sale investments	1.2	2.2
Total accumulated other comprehensive loss	$(92.1)	$(9.6)

The change in benefit plan net gain/(loss) and prior service (cost)/credit was primarily driven by a decline in the discount rate and lower than expected asset returns. The most significant impact was a 100 basis point reduction in the discount rate for the U.S. Retirement Plan, from 5.5% at December 31, 2010 to 4.5% at December 31, 2011, consistent with the lower interest rate environment at the end of 2011.

The change in foreign currency translation adjustments balance during 2011 primarily reflects the amortization of premiums on the net investment hedges, on an after tax basis. The change in the fair values of derivatives qualifying as cash flow hedges related to foreign currency forward contracts that hedged foreign currency loans to subsidiaries. See Note 9 for additional information.

NOTE 13 — REGULATORY CAPITAL

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

The calculation of the Company’s regulatory capital ratios are subject to review and consultation with the Federal Reserve Bank, which may result in refinements to amounts reported at December 31, 2011.

Item 8:  Financial Statements and Supplementary Data

130    CIT ANNUAL REPORT 2011

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tier 1 Capital and Total Capital Components (dollars in millions)

	CIT Group Inc.		CIT Bank
Tier 1 Capital	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Total stockholders’ equity	$8,888.5	$8,923.1	$2,116.6	$1,832.2
Effect of certain items in accumulated other comprehensive loss excluded from Tier 1 Capital	54.3	(3.3)	(0.3)	(0.1)
Adjusted total equity	8,942.8	8,919.8	2,116.3	1,832.1
Less: Goodwill(1)	(338.0)	(346.4)	–	–
Disallowed intangible assets	(63.6)	(119.2)	–	–
Investment in certain subsidiaries	(36.6)	(33.4)	–	–
Other Tier 1 components(2)	(58.1)	(65.2)	(91.5)	(97.8)
Tier 1 Capital	8,446.5	8,355.6	2,024.8	1,734.3
Tier 2 Capital
Qualifying reserve for credit losses and other reserves(3)	429.9	428.2	52.7	10.7
Less: Investment in certain subsidiaries	(36.6)	(33.4)	–	–
Other Tier 2 components(4)	–	0.2	0.2	0.1
Total qualifying capital	$8,839.8	$8,750.6	$2,077.7	$1,745.1
Risk-weighted assets	$44,816.5	$43,987.1	$5,545.9	$3,022.0
Total Capital (to risk-weighted assets):
Actual	19.7%	19.9%	37.5%	57.7%
Required Ratio for Capital Adequacy Purposes	13.0%(5)	13.0%(5)	8.0%	8.0%
Tier 1 Capital (to risk-weighted assets):
Actual	18.8%	19.0%	36.5%	57.4%
Required Ratio for Capital Adequacy Purposes	4.0%	4.0%	4.0%	4.0%
Tier 1 Leverage Ratio:
Actual	18.9%	16.0%	24.7%	24.2%
Required Ratio for Capital Adequacy Purposes	4.0%	4.0%	15.0%(5)	15.0%(5)

(1)	Goodwill adjustment also reflects the portion included within assets held for sale.

(2)	Includes the portion of net deferred tax assets that does not qualify for inclusion in Tier 1 capital based on the capital guidelines and the Tier 1 capital charge for nonfinancial equity investments.

(3)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit, and deferred purchase agreements, all of which are recorded in Other Liabilities.

(4)	Banking organizations are permitted to include in Tier 2 Capital up to 45% of net unrealized pretax gains on available-for-sale equity securities with readily determinable fair values.

(5)	The Company and CIT Bank each committed to maintaining capital ratios above regulatory minimum levels.

CIT ANNUAL REPORT 2011    131

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — EARNINGS PER SHARE

The reconciliation of the numerator and denominator of basic EPS with that of diluted EPS is presented below:

Earnings Per Share (dollars in millions, except per share amount; shares in thousands)

	Year Ended December 31,
	CIT		Predecessor CIT
	2011	2010	2009
Earnings / (Loss)
Net income (loss) before preferred stock dividends	$26.7	$523.8	$184.3
Preferred stock dividends	–	–	(188.1)
Net income (loss) available (attributable) to common stockholders – basic	$26.7	$523.8	$(3.8)
Weighted Average Common Shares Outstanding
Basic shares outstanding	200,678	200,201	399,633
Stock-based awards(1)	137	374	–
Diluted shares outstanding	200,815	200,575	399,633
Basic Earnings Per common share data
Income (loss) after preferred stock dividends	$0.13	$2.62	$(0.01)
Diluted Earnings Per common share data
Income (loss) after preferred stock dividends	$0.13	$2.61	$(0.01)

(1)	Represents the incremental shares from in the money non-qualified restricted stock awards and stock options. Weighted average options and restricted shares that were excluded from diluted per share totaled 0.9 million, 0.3 million, and none for the December 31, 2011, 2010 and 2009 periods, respectively.

NOTE 15 — OTHER INCOME

The following table sets forth the components of other income:

(dollars in millions)

	Years Ended December 31,
	CIT		Predecessor CIT
	2011	2010	2009
Rental income on operating leases	$1,665.7	$1,645.8	$1,901.7
Other:
Gains (losses) on loan and portfolio sales	311.9	268.8	(197.5)
Fees and other revenue	191.3	137.7	169.9
Gains on sales of leasing equipment	148.7	156.6	59.2
Factoring commissions	132.5	145.0	173.5
Recoveries of loans charged-off pre-emergence and loans charged-off prior to transfer to held for sale	124.1	278.8	–
Counterparty receivable accretion	112.4	95.4	–
Gains (losses) on investment sales	48.5	19.8	(57.9)
Change in estimated fair value TARP Warrant liability	–	–	70.6
Change in GSI Facilities derivatives fair value	–	–	(285.0)
(Losses) gains on derivatives and foreign currency exchange	(0.3)	(70.7)	(187.6)
Impairment on assets held for sale	(113.1)	(25.9)	(79.8)
Total other	956.0	1,005.5	(334.6)
Total other income	$2,621.7	$2,651.3	$1,567.1

Item 8:  Financial Statements and Supplementary Data

132    CIT ANNUAL REPORT 2011

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — OTHER EXPENSES

(dollars in millions)

	Years Ended December 31,
	CIT		Predecessor CIT
	2011	2010	2009
Depreciation on operating lease equipment	$574.8	$675.4	$1,143.7
Salaries and general operating expenses:
Compensation and benefits	494.7	570.7	522.5
Professional fees – other	120.9	114.7	125.9
Technology	75.3	75.0	77.0
Net occupancy expense	39.4	48.9	66.8
Professional fees – Restructuring Plan	–	–	98.4
Other expenses	147.8	160.6	216.6
Total salaries and general operating expenses	878.1	969.9	1,107.2
Provision for severance and facilities exiting activities	13.1	52.2	42.9
Goodwill and intangible assets impairment charges	–	–	692.4
Losses (gains) on debt and debt-related derivative extinguishments	134.8	–	(207.2)
Total other expense	$1,600.8	$1,697.5	$2,779.0

NOTE 17 — INCOME TAXES

The provision/(benefit) for income taxes is comprised of the following:

(dollars in millions)

	Years Ended December 31,
	CIT		Predecessor CIT
	2011	2010	2009
Current federal income provision (benefit) tax provision	$5.4	$(8.6)	$(16.2)
Deferred federal income tax provision	18.6	91.2	50.5
Total federal income taxes	24.0	82.6	34.3
Current state and local income taxes	10.8	8.1	3.8
Deferred state and local income taxes	1.0	(6.7)	18.0
Total state and local income taxes	11.8	1.4	21.8
Total foreign income taxes	122.7	166.9	(189.3)
Total provision (benefit) for income taxes	$158.5	$250.9	$(133.2)

The following table presents the U.S. and non-U.S. components of income (loss) before provision/(benefit) for income taxes:

	Years Ended December 31,
	CIT		Predecessor CIT
	2011	2010	2009
U.S.	$(650.4)	$(392.3)	$1,827.1
Non-U.S.	840.6	1,171.4	(1,777.0)
	$190.2	$779.1	$50.1

CIT ANNUAL REPORT 2011    133

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation from the U.S. Federal statutory rate to the Company’s actual effective income tax rate is as follows:

Percentage of Pretax Income Years Ended December 31

	Effective Tax Rate
	CIT		Predecessor CIT
	2011	2010	2009
Federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) due to:
State and local income taxes, net of federal income tax benefit	6.2	0.2	43.5
Lower tax rates applicable to non-U.S. earnings	(93.9)	(21.0)	528.1
Foreign income subject to U.S. tax	161.3	17.2	137.2
Unrecognized Tax Benefits	52.8	18.1	(33.2)
Deferred Income Taxes on Foreign Unremitted Earnings	45.4	(9.4)	156.0
Valuation allowance	(106.1)	5.2	1,151.5
International tax settlements	–	(6.6)	(39.8)
Non-deductible goodwill impairment charge	–	–	(70.2)
Cancellation of indebtedness income	–	–	(2,167.1)
Other	(17.3)	(6.5)	(7.2)
Total Effective Tax Rate	83.4%	32.2%	(266.2)%

The tax effects of temporary differences that give rise to deferred income tax assets and liabilities are presented below:

December 31 (dollars in millions)

	CIT
	2011	2010
Deferred Tax Assets:
Net operating loss (NOL) carry forwards	$2,097.8	$2,062.1
Loans and direct financing leases	267.3	541.9
Unrealized losses on derivatives and investments	212.2	194.9
Provision for credit losses	146.5	114.0
Accrued liabilities and reserves	137.9	157.9
FSA adjustments – aircraft and rail contracts	103.4	167.5
FSA adjustments – receivables	26.5	122.0
Alternative minimum tax credits	16.9	15.7
Other	142.4	102.7
Total gross deferred tax assets	3,150.9	3,478.7
Deferred Tax Liabilities:
Operating leases	(1,064.3)	(684.5)
Debt	(752.3)	(886.4)
Goodwill and intangibles	(31.5)	(9.0)
Other	(239.9)	(104.4)
Total deferred tax liabilities	(2,088.0)	(1,684.3)
Total net deferred tax (liability) asset before valuation allowances	1,062.9	1,794.4
Less: Valuation allowances	(1,115.1)	(1,718.8)
Net deferred tax (liability) asset after valuation allowances	$(52.2)	$75.6

As previously discussed, CIT filed prepackaged voluntary petitions for bankruptcy for relief under the U.S. bankruptcy Code on November 1, 2009 and emerged from bankruptcy on December 10, 2009. As a consequence of the bankruptcy, CIT realized cancellation of indebtedness income (“CODI”). The Internal Revenue Service Code generally requires CODI to be recognized and included in taxable income. However, CODI is not included in income, if it is realized pursuant to a confirmed plan of reorganization and certain favorable tax attributes are reduced. CIT tax attribute reductions included a reduction to the Company’s federal net operating losses carry-forwards (“NOLs”) of approximately $5.1 billion and the tax bases in its

Item 8:  Financial Statements and Supplementary Data

134    CIT ANNUAL REPORT 2011

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assets of $2.6 billion. In 2009, the Company established a deferred tax liability of $3.1 billion to account for the future tax effects of the CODI adjustments. This deferred tax liability was applied as a reduction to our NOLs and the tax carrying value of certain assets at the beginning of 2010.

CIT’s reorganization in 2009 constituted an ownership change under Section 382 of the Code, which placed an annual dollar limit on the use of the remaining pre-bankruptcy NOL carryforwards. Under the relief provision elected by the Company, Sec. 382(l)(6), the NOLs that the Company may use annually is limited to the product of a prescribed rate of return applied against the value of equity immediately after any ownership change. Based on an equity value determined by the Company’s opening stock price on December 10, 2009, the Company’s estimated NOL usage will be limited to $230 million per annum. Post-emergence tax losses are not subject to this Section 382 limitation absent another ownership change for U.S. tax purposes.

As of December 31, 2011, CIT has deferred tax assets totaling $2.1 billion on its global NOL’s. This includes a deferred tax asset of $1.4 billion relating to its cumulative Federal NOLs of $4.0 billion, after the CODI reduction described in the paragraph above. Of the $4.0 billion, approximately $1.9 billion relates to the pre-emergence period which is subject to the Sec. 382 limitation discussed above, $1.5 billion relates to 2010, and $0.6 billion relates to 2011. The Federal NOL’s will expire in years 2027 through 2031. In addition, the $2.1 billion of deferred tax assets includes a deferred tax asset of $371 million relating to cumulative state NOL’s of $7.9 billion of which $46 million will expire in 2012 and a deferred tax asset of $328 million relating to cumulative foreign NOL’s of $2.3 billion that will expire over various periods.

The Company could have a legal obligation to Tyco International if it is determined that certain NOLs that originated prior to CIT’s spin-off from Tyco in 2002 survived the attribute reduction discussed above and the Company obtained cash tax benefits thereon. “See Note 20 — Contingencies.”

As a result of continuing operating losses by certain domestic and foreign reporting entities, Management has concluded that it does not currently meet the criteria to recognize net deferred tax assets inclusive of the deferred tax asset related to NOLs, in these entities. Accordingly, the Company maintains valuation allowances of $1.1 billion and $1.7 billion against their net deferred tax assets at December 31, 2011 and 2010, respectively. The decrease is primarily related to a reduction in the entities’ net deferred tax assets.

With respect to the Company’s investments in foreign subsidiaries, Management has historically asserted the intent to indefinitely reinvest the unremitted earnings of its foreign subsidiaries with very limited exceptions. However, in 2009, Management determined that it would no longer make this assertion because of certain cash flow and funding uncertainties consequent to its recent emergence from bankruptcy and the fact that Management was still in the early stages of developing its long-term strategic and liquidity plans. By 2010, the Company had a new leadership team charged with re-evaluating the Company’s long-term business and strategic plans. Their initial post-bankruptcy plan was to aggressively grow the Company’s international business. Accordingly, in 2010, with very limited exceptions, Management decided to assert indefinite reinvestment of the unremitted earnings of its foreign subsidiaries. This resulted in the reversal of certain previously established deferred income taxes including $10 million of deferred withholding taxes and $64 million of deferred domestic income tax. The latter $64 million deferred tax was fully offset by a corresponding adjustment to the domestic valuation allowance resulting in no impact to the income tax provision.

In the quarter-ended December 31, 2011, Management decided to no longer assert its intent to indefinitely reinvest its foreign earnings, except for its Chinese subsidiary. This decision was driven by events over the last year that culminated in Management’s conclusion during the quarter that the Company may need to repatriate foreign earnings to address certain long-term investment and funding strategies. Some of the significant events that impacted Management’s decision included the re-evaluation of the Company’s debt and capital structures of its subsidiaries, and the need to pay-down the Company’s high cost debt in the U.S. In addition, certain restrictions on the Company’s first and second lien debt were removed during the fourth quarter upon the repayment of the remaining 2014 Series A Notes. The removal of these restrictions allows the Company to transfer and repatriate cash to repay its high cost debt in the U.S. and recapitalize certain foreign subsidiaries. All these events contributed to Management’s decision to no longer assert indefinite reinvestment of it foreign earnings with the exception of its Chinese subsidiary.

As a result of the change in assertion, the Company recorded deferred tax liabilities of $12.2 million for foreign withholding taxes and $74.1 million of domestic deferred income taxes. These amounts represent the Company’s best estimate of the tax cost associated with the potential future repatriation of undistributed earnings of its foreign subsidiaries. The $74.1 million of deferred income tax was offset by a corresponding adjustment to the domestic valuation allowance resulting in no impact to the income tax provision.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(dollars in millions)

Balance at December 31, 2010	$451.6
Additions for tax positions related to current year	48.5
Additions for tax positions related to prior years	62.2
Reductions for tax positions of prior years	(3.7)
Settlements and payments	(1.3)
Expiration of statutes of limitations	(4.9)
Foreign currency revaluation	(3.2)
Balance at December 31, 2011	$549.2

During the year ended December 31, 2011, the Company recorded a $100.5 million income tax charge for its new and existing uncertain tax positions including interest and penalties, net of a $0.5 million decrease attributable to foreign currency revaluation. The majority of the additions related to prior years’ uncertain federal and state tax positions that the Company has taken with respect to the recognition of certain losses. As required by ASC 740, the deferred tax assets shown in the deferred tax asset and liability table above do not reflect the

CIT ANNUAL REPORT 2011    135

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

benefits of these uncertain tax positions. During the year ended December 31, 2011, the Company recognized a $2.8 million increase in interest and penalties associated with uncertain tax positions, net of a $0.1 million decrease attributable to foreign currency translation. The Company recognizes accrued interest and penalties on unrecognized tax benefits in income tax expense.

The entire $549.2 million of unrecognized tax benefits at December 31, 2011 would lower the Company’s effective tax rate, if realized, absent a corresponding adjustment of the Company’s valuation allowance for net deferred tax assets. The Company believes that the total unrecognized tax benefits may decrease, in the range of $0 to $20 million, due to the settlements of audits and the expiration of various statutes of limitations prior to December 31, 2012.

In 2011, the Company reached a tentative settlement with the Internal Revenue Service on examinations for taxable years ending December 31, 2005 through December 31, 2007 and signed an Revenue Agent Report resulting in the imposition of a $1.4 million alternative minimum tax that can be used anytime in the future as a credit to offset the Company’s regular tax liability. This settlement will not be finalized until the Joint Committee of the Internal Revenue Service completes its review of the audit and agrees to the settlement reached in the Revenue Agent Report. It is expected that the Joint Committee will complete its review within 3-6 months of year-end. A new IRS examination will commence this year for the taxable years ending December 31, 2008 through December 31, 2010. The Company and its subsidiaries are under examination in various states, provinces and countries for years ranging from 2005 through 2009. Management does not anticipate that these examination results will have any material financial impact.

NOTE 18 — RETIREMENT, POSTRETIREMENT AND OTHER BENEFIT PLANS

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

The Company’s largest plan is the CIT Group Inc. Retirement Plan (the “Plan”), which accounts for 77% of the Company’s total pension projected benefit obligation at December 31, 2011. The Plan covers U.S. employees who have completed one year of service and have attained the age of 21. The Plan has a “cash balance” formula that became effective January 1, 2001. Active participants covered by this formula are credited with a percentage (5% to 8% depending on years of service) of “Benefits Pay” (comprised of base salary, plus certain annual bonuses, sales incentives and commissions). Balances accumulated under this formula also receive periodic interest, subject to certain government limits. The interest credit was 4.17%, 4.40%, and 3.18% for the years ended December 31, 2011, 2010, and 2009, respectively. The Plan also provides traditional pension benefits under the legacy portion of the Plan to employees who elected not to convert to the “cash balance” feature. Participants under the legacy portion represent 68% of the Plan’s aggregate pension benefit obligation in dollars. The majority of these participants are retirees. Only 9% of actively employed participants are in the legacy portion.

A participant is 100% vested after completing a three-year period of service, as defined. In addition, a participant shall be 100% vested upon attaining normal or early retirement age, as defined. Upon termination or retirement, vested participants under the “cash balance” formula have the option of receiving their benefit in a lump sum, deferring their payment to age 65 or converting their vested benefit to an annuity. Traditional formula participants, upon a qualifying retirement can only receive an annuity.

The Company also maintains a U.S. noncontributory supplemental retirement plan for participants whose benefit in the Plan is subject to Internal Revenue Code limitations and an executive retirement plan, which is closed to new members, which together aggregate 18% of the total pension projected benefit obligation at December 31, 2011.

Postretirement Benefits

CIT provides healthcare and life insurance benefits to eligible retired employees. U.S. retiree healthcare and life insurance account for 48% and 47% of the total postretirement benefit obligation, respectively. For most eligible retirees, healthcare is contributory and life insurance is non-contributory. Participants become eligible for postretirement benefits at the age of 60 if they have completed 10 years of continuous service. Individuals hired prior to November 1999 become eligible after becoming 55 if they have 11 years of continuous service. The U.S. retiree healthcare plan pays a stated percentage of most medical expenses, reduced by a deductible and any payments made by the government and other programs. The U.S. retiree healthcare benefit includes a maximum on CIT’s share of costs for employees who retired after January 31, 2002. All postretirement plans are funded on a pay-as-you-go basis.

Item 8:  Financial Statements and Supplementary Data

136    CIT ANNUAL REPORT 2011

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Obligations and Funded Status

The following tables set forth changes in benefit obligation, plan assets, funded status and net periodic benefit cost of the retirement plans and postretirement plans:

	Retirement Benefits		Postretirement Benefits
(dollars in millions)	2011	2010	2011	2010
Change in benefit obligation
Benefit obligation at beginning of year	$426.0	$405.1	$47.9	$49.6
Service cost	13.0	14.7	0.9	1.0
Interest cost	22.5	22.6	2.4	2.6
Plan settlements	(15.7)	(0.3)	–	–
Actuarial loss/(gain)	47.8	13.9	1.5	(3.1)
Benefits paid	(24.7)	(28.1)	(4.9)	(4.6)
Other(a)	0.7	(1.9)	2.4	2.4
Benefit obligation at end of year	469.6	426.0	50.2	47.9
Change in plan assets
Fair value of plan assets at beginning of period	292.3	265.9	–	–
Actual return on plan assets	9.4	33.2	–	–
Employer contributions	63.1	22.3	2.6	2.2
Plan settlements	(15.7)	(0.3)	–	–
Benefits paid	(24.7)	(28.1)	(4.9)	(4.6)
Other(a)	0.3	(0.7)	2.3	2.4
Fair value of plan assets at end of period	324.7	292.3	–	–
Funded status at end of year(b)(c)	$(144.9)	$(133.7)	$(50.2)	$(47.9)

(a)	Consists of any of the following: plan participants’ contributions, amendments, plan settlements and curtailments, termination benefits, retiree drug subsidy, and currency translation adjustments.

(b)	These amounts were recognized as liabilities in the Consolidated Balance Sheet at December 31, 2011 and 2010.

(c)	Company assets of $95.5 million related to the non-qualified U.S. executive retirement plan obligation are not included in plan assets but related liabilities are in benefit obligation.

During 2011, the sale of one of CIT’s businesses in Germany resulted in full settlement of the pension plan for that entity at the date of the transaction.

The amounts recognized in AOCI for the year ended December 31, 2011 were losses of $57.7 million and $1.8 million for retirement benefits and postretirement benefits, respectively. The AOCI losses were primarily driven by a decline in the discount rate and lower than expected asset returns. The most significant impact was a 100 basis point reduction in the discount rate for the U.S. Retirement Plan, from 5.5% at December 31, 2010 to 4.5% at December 31, 2011, consistent with the lower interest rate environment at the end of 2011. The accumulated benefit obligation for all defined benefit pension plans was $447.7 million and $407.4 million, at December 31, 2011 and 2010, respectively.

Information for those defined benefit plans with an accumulated benefit obligation in excess of plan assets is as follows:

December 31 (dollars in millions)

	2011	2010
Projected benefit obligation	$450.2	$409.7
Accumulated benefit obligation	428.5	391.1
Fair value of plan assets	297.8	271.7

CIT ANNUAL REPORT 2011    137

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net periodic benefit cost and other amounts recognized in Other Comprehensive Income (“OCI”) consisted of the following:

	Retirement Benefits			Postretirement Benefits
(dollars in millions)	2011	2010	2009	2011	2010	2009
Service cost	$13.0	$14.7	$18.8	$0.9	$1.0	$1.1
Interest cost	22.5	22.6	24.1	2.4	2.6	3.1
Expected return on plan assets	(20.3)	(17.6)	(18.6)	–	–	–
Amortization of prior service cost	–	–	2.1	–	–	–
Amortization of net loss/(gain)	–	–	14.7	(0.2)	(0.1)	(0.1)
Settlement and curtailment (gain)/loss	0.8	(0.2)	(0.4)	–	–	(0.1)
Termination benefits	–	–	0.4	–	–	–
Net periodic benefit cost	16.0	19.5	41.1	3.1	3.5	4.0

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net (gain)/loss	58.0	(1.7)	(38.8)	1.6	(2.9)	(2.0)
Prior service cost (credit)	–	–	–	–	–	–
Amortization, settlement or curtailment recognition of net gain/(loss)	(0.3)	0.1	(14.7)	0.2	–	0.1
Amortization, settlement or curtailment recognition of prior service (cost)/credit	–	–	(2.1)	–	–	–
Impact of fresh-start accounting	–	–	(99.0)	–	–	2.2
Currency translation adjustment	–	–	–	–	–	–
Total recognized in OCI	57.7	(1.6)	(154.6)	1.8	(2.9)	0.3
Total recognized in net periodic benefit cost and OCI	$73.7	$(17.9)	$(113.5)	$4.9	$0.6	$4.3

Assumptions

Discount rate assumptions used for pension and post-retirement benefit plan accounting reflect prevailing rates available on high-quality, fixed-income debt instruments with maturities that match the benefit obligation. The rate of compensation used in the actuarial model is based upon the Company’s long-term plans for any increases, taking into account both market data and historical increases.

Expected long-term rate of return assumptions on assets are based on projected asset allocation and historical and expected future returns for each asset class. Independent analysis of historical and projected asset returns, inflation, and interest rates are provided by the Company’s investment consultants and actuaries as part of the Company’s assumptions process.

The weighted average assumptions used in the measurement of benefit obligations are as follows:

	Retirement Benefits		Postretirement Benefits
	2011	2010	2011	2010
Discount rate	4.48%	5.47%	4.49%	5.25%
Rate of compensation increases	3.00%	3.00%	3.00%	3.00%
Health care cost trend rate
Pre-65	n/a	n/a	7.80%	8.00%
Post-65	n/a	n/a	8.10%	8.40%
Ultimate health care cost trend rate	n/a	n/a	4.50%	4.50%
Year ultimate reached	n/a	n/a	2029	2029

The weighted average assumptions used to determine net periodic benefit costs for the years ended December 31, 2011 and 2010 are as follows:

	Retirement Benefits		Postretirement Benefits
	2011	2010	2011	2010
Discount rate	5.42%	5.96%	5.21%	5.75%
Expected long-term return on plan assets	6.51%	6.92%	n/a	n/a
Rate of compensation increases	3.01%	3.95%	3.00%	4.00%

Item 8:  Financial Statements and Supplementary Data

138    CIT ANNUAL REPORT 2011

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Healthcare rate trends have a significant effect on healthcare plan costs. The Company use both external and historical data to determine healthcare rate trends. An increase (decrease) of one-percentage point in assumed healthcare rate trends would increase (decrease) the postretirement benefit obligation by $1.4 million and $(1.3 million), respectively. The service and interest cost are not material.

Plan Assets

CIT maintains a “Statement of Investment Policies and Objectives” which specifies guidelines for the investment, supervision and monitoring of pension assets in order to manage the Company’s objective of ensuring sufficient funds to finance future retirement benefits. The asset allocation policy allows assets to be invested between 15% to 35% in Equities and 35% to 65% in Fixed-Income. The asset allocations have changed from the prior year based on the adoption of a Liability Driven Investing (“LDI”) strategy. The objective of LDI is to allocate assets in a manner that their movement will more closely track the movement in the benefit liability. The result of this strategy was to increase the fixed income allocations and decrease the equity allocation. The policy allows for diversifying investments in other asset classes or securities such as Hedge Funds, Global Asset Allocation, as approved by the Investment Committee. The policy provides specific guidance on asset class objectives, fund manager guidelines and identification of prohibited and restricted transactions. It is reviewed periodically by the Company’s Investment Committee and external investment consultants.

Members of the Investment Committee are appointed by the Chief Executive Officer and include the Chief Financial Officer as the committee Chairman, and other senior executives.

There were no direct investments in equity securities of CIT or its subsidiaries included in pension plan assets in any of the years presented.

Plan investments are stated at fair value. Equity securities are valued at the last trade price at the primary exchange close time on the last business day of the year (Level 1). Registered Investment Companies are valued at the daily net asset value of shares held at valuation period-end (Level 1). Corporate and government debt are valued based on institutional bid data from market data sources. Investment Managers and Fund Managers use observable market-based data to evaluate prices (Level 2). All assets for which observable market-based data is not available are classified as Level 3. The valuation of Level 3 assets requires inputs that are both unobservable and significant to the overall fair value measurement, and are reflective of valuation models that are dependent upon the investment manager’s assumptions. Given the valuation of Level 3 assets is dependent upon assumptions and expectations, management, with the assistance of third party experts, periodically assesses the controls and governance employed by the investment firms that manage level 3 assets.

The table below sets forth asset fair value measurements at December 31, 2011:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Market Value in Financials
Cash	$5.3	$–	$–	$5.3
Mutual Funds
Large Cap Equity	9.2	–	–	9.2
International Equity	7.4	–	–	7.4
Fixed Income	13.3	–	–	13.3
Balanced Asset Allocation	17.0	–	–	17.0
Total Mutual Fund	46.9	–	–	46.9
Common Collective Trusts
Large Cap Equity	–	16.6	–	16.6
International Equity	–	11.2	–	11.2
Fixed Income	–	135.1	–	135.1
Balanced Asset Allocation	–	18.1	–	18.1
Total Common Collective Trust	–	181.0	–	181.0
Separate Accounts
Large Cap Equity	–	8.2	–	8.2
Small/Mid Cap Equity	–	14.2	–	14.2
Balanced Asset Allocation	–	18.4	–	18.4
Total Separate Account	–	40.8	–	40.8
Partnership
International Equity	–	–	6.1	6.1
Hedge Fund	–	–	17.4	17.4
Unitized Insurance Fund	–	26.8	–	26.8
Insurance Contracts	–	–	0.3	0.3
	$52.2	$248.6	$23.8	$324.6

CIT ANNUAL REPORT 2011    139

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below sets forth asset fair value measurements at December 31, 2010:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Market Value in Financials
Cash	$7.7	$–	$–	$7.7
Mutual Funds
Large Cap Equity	20.3	–	–	20.3
International Equity	14.3	–	–	14.3
Fixed Income	68.7	–	–	68.7
Balanced Asset Allocation	12.6	–	–	12.6
Total Mutual Funds	115.9	–	–	115.9
Common Collective Trusts
Large Cap Equity	–	40.3	–	40.3
International Equity	–	11.6	–	11.6
Balanced Asset Allocation	–	15.5	–	15.5
Total Common Collective Trusts	–	67.4	–	67.4
Separate Accounts
Large Cap Equity	–	19.7	–	19.7
Small/Mid Cap Equity	–	23.9	–	23.9
Balanced Asset Allocation	–	13.1	–	13.1
Total Separate Accounts	–	56.7	–	56.7
Partnership
International Equity	–	–	6.6	6.6
Hedge Fund	–	–	18.2	18.2
Unitized Insurance Fund	–	19.6	–	19.6
Insurance Contracts	–	–	0.2	0.2
	$123.6	$143.7	$25.0	$292.3

The table below sets forth changes in the fair value of the Plan’s level 3 assets for the year ended December 31, 2011:

(dollars in millions)	Total	Partnership	Hedge Funds	Insurance Contracts
Balance at 12/31/10	$25.0	$6.6	$18.2	$0.2
Realized and Unrealized Gains (Losses)	(1.3)	(0.5)	(0.8)	–
Purchases, sales, and settlements, net	0.1	–	–	0.1
Net Transfers into and/or out of Level 3	–	–	–	–
Balance at December 31, 2011	$23.8	$6.1	$17.4	$0.3
Change in Unrealized Gains (Losses) for Investments still held at December 31, 2011	$(1.3)	$(0.5)	$(0.8)	$–

Contributions

The Company’s policy is to make contributions to the extent they exceed the minimum required by laws and regulations, are consistent with the Company’s objective of ensuring sufficient funds to finance future retirement benefits and are tax deductible. Contributions are charged to Salaries and Employee Benefits Expense over the expected average remaining service period of employees expected to receive benefits. During 2012, CIT currently expects to make a contribution of approximately $18 million to the U.S. Retirement Plan in accordance with the Company’s funding policy. For all other plans, CIT currently expects to contribute $10 million during 2012.

Item 8:  Financial Statements and Supplementary Data

140    CIT ANNUAL REPORT 2011

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated Future Benefit Payments

The following table depicts benefits projected to be paid from plan assets or from the Company’s general assets calculated using current actuarial assumptions. Actual benefit payments may differ from projected benefit payments.

For the years ended December 31 (dollars in millions)	Retirement Benefits	Gross Postretirement Benefits	Medicare Subsidy
2012	$24.5	$3.8	$(0.4)
2013	24.9	3.8	(0.4)
2014	26.6	3.8	(0.4)
2015	27.7	3.8	(0.5)
2016	29.3	3.8	(0.3)
2017–2021	157.5	18.6	(1.3)

Savings Incentive Plan

CIT has a number of defined contribution retirement plans covering certain of its U.S. and non-U.S. employees designed in accordance with conditions and practices in the countries concerned. The U.S. plan, which qualifies under section 401(k) of the Internal Revenue Code, is the largest and accounts for 75% of the Company’s total defined contribution retirement expense for the year ended December 31, 2011. Generally, employees may contribute a portion of their salary and bonus, subject to regulatory limits and plan provisions, and the Company matches these contributions up to a threshold. The cost of these plans aggregated $15.1 million, $15.6 million and $17.8 million for the years ended December 31, 2011, 2010, and 2009.

Discretionary Annual Incentives

Annual discretionary incentive pools approved for 2011 performance as of December 31, 2011 totaled $129.6 million, including $88.8 million payable in cash and $40.9 million in the form of equity-based awards. A total of $93.2 million $(66.1 million in cash; $27.1 million in equity-based awards) was approved for the year ended December 31, 2010. No discretionary annual incentive payments were awarded for the year ended December 31, 2009 other than for a small number of eligible participants with previously committed incentives or special awards.

Annual discretionary incentives are granted to eligible employees based in part on corporate and business financial performance, a variety of subjective factors and individual participant responsibilities and performance during the fiscal period. Aggregate incentive pools are subject to review and approval by the Compensation Committee of the Board.

Segment and Business Unit Incentive Plans

The Company also maintains a limited number of sales incentive plans which cover eligible employees in certain business segments or units. These plans pay on a monthly or quarterly schedule based on commission or other funding formulas. Salaries and general operating expenses includes $7.1 million of compensation expense related to the cost of cash incentives under these incentive programs in 2011. The cost of cash incentives paid under segment and business unit incentive plans in 2010 and 2009 was $21.4 million and $22.2 million, respectively.

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

Compensation expense related to equity-based awards are measured and recorded in accordance with FASB ASC Topic 718 (“ASC 718”). The fair value of equity-based and stock purchase equity awards are measured at the date of grant using a Black-Scholes option pricing model, and the fair value of restricted stock and unit awards is based on the fair market value of CIT’s common stock on the date of grant. Compensation expense is recognized over the vesting period (requisite service period), which is generally three years for stock options and restricted stock/units, under the graded vesting method, whereby each vesting tranche of the award is amortized separately as if each were a separate award. Valuation assumptions for new equity awards are established at the start of each fiscal year.

Salaries and general operating expenses includes $24.5 million of compensation expense related to equity-based awards granted to employees or members of the Board of Directors $(14.3 million after tax, $0.07 EPS) for the year ended December 31, 2011, including $0.3 million related to stock options $(0.2 million after tax), $0.1 million related to stock purchases, and $24.1 million related to restricted and retention stock and unit awards $(14.1 million after tax, $0.07 EPS). Compensation expense related to equity-based awards included $31.2 million $(18.2 million after-tax, $0.09 EPS) in 2010 and $33.6 million $(19.6 million after-tax, $0.05 EPS) in 2009, respectively.

Stock Options

No stock options were granted to employees or directors during 2011, and no stock options were exercised during 2011. The intrinsic value of options outstanding and exercisable as of December 31, 2011 was $0.3 million and $0.2 million respectively.

CIT ANNUAL REPORT 2011    141

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes stock option activity for 2011 and 2010:

For the years ended December 31,

	2011		2010
	Options	Weighted Average Price Per Option	Options	Weighted Average Price Per Option
Outstanding at beginning of period	68,100	$30.76	30,024	$27.50
Granted to Employees	–	–	–	–
Granted to Directors	–	–	44,019	33.27
Exercised	–	–	–	–
Forfeited	–	–	(5,943)	32.82
Outstanding at end of period	68,100	30.76	68,100	30.76
Options exercisable at end of period	39,714	29.97	15,308	27.62
Options unvested at end of period	28,386	$31.87	52,792	$31.68

The weighted average fair value of new options granted under the LTIP was $15.98 for the year ended December 31, 2010. The fair value of new options granted was determined at the date of grant using the Black-Scholes option-pricing model, based on the following assumptions.

	Expected Option Life Range		Average Dividend Yield	Expected Volatility Range	Risk Free Interest Rate
2011 – No Options Granted
2010
January/February, 2010 – Director Grant	4.00 – 5.00	Years	–	56.86% – 56.96%	1.78% – 2.49%
May, 2010 – Director Grant	3.50	Years	–	67.89%	1.59%
October, 2010 – Director Grant	3.50	Years	–	68.77%	0.73%

For options granted after December 10, 2009, the simplified method specified by the SEC’s Staff Accounting Bulletin No. 107 was used to determine the expected life of stock options.

The entire cost of options granted is immediately recognized for those employees who are retirement eligible at the grant date. For options granted to employees who will reach retirement eligibility within the three year vesting period, the cost of the grants is amortized from the grant date through retirement eligibility date.

For options granted after December 10, 2009, CIT estimated volatility for each vesting tranche using the average of the weekly historical stock volatility for S&P 500 Banks calculated over three years through grant date of each award. For options granted during 2009 prior to December 10, 2009, the volatility assumption was equal to CIT’s historical volatility using weekly closing prices for the period commensurate with the expected option term, averaged with the implied volatility for CIT’s publicly traded options. The individual yield reflected the Company’s current dividend yield. The risk free interest rate reflected the implied yield available on U.S. Treasury zero-coupon issues (as of the grant date for each grant) with a remaining term equal to the expected term of the options. CIT assumed an annual forfeiture rate of 0% for all stock option grants to Directors during 2010 due to the change in composition of the directors and the low historical forfeiture rate for directors.

Item 8:  Financial Statements and Supplementary Data

142    CIT ANNUAL REPORT 2011

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes additional information about stock options outstanding at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Remaining Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$25.00 – $30.00	30,024	4.2	$27.50	25,018	$27.50
$30.00 – $35.00	35,660	5.0	$32.82	12,280	$32.84
$35.00 – $40.00	1,283	5.4	$38.58	1,283	$38.58
$40.00 – $45.00	1,133	5.8	$43.70	1,133	$43.70
	68,100			39,714

The unrecognized pretax compensation cost related to employee stock options was $0.1 million at December 31, 2011, which is expected to be recognized in earnings over a weighted-average period of two years.

Employee Stock Purchase Plan

In December 2010, the Company adopted the CIT Group Inc. 2011 Employee Stock Purchase Plan (the “ESPP”), which was approved by shareholders in May 2011. Eligibility for participation in the ESPP includes employees of CIT and its participating subsidiaries who are customarily employed for at least 20 hours per week, except that any employees designated as highly compensated are not eligible to participate in the ESPP. The ESPP is available to employees in the United States and to certain international employees. Under the ESPP, CIT is authorized to issue up to 2,000,000 shares of common stock to eligible employees. Eligible employees can choose to have between 1% and 10% of their base salary withheld to purchase shares quarterly, at a purchase price equal to 85% of the fair market value of CIT common stock on the last business day of the quarterly offering period. The amount of common stock that may be purchased by a participant through the ESPP is generally limited to $25,000 per year. A total of 17,237 shares were purchased under the plan in 2011.

Restricted Stock Units

Under the LTIP, Restricted Stock Units (“RSUs”) are awarded at no cost to the recipient upon grant. RSUs are generally granted annually at the discretion of the Company, but may also be granted during the year to new hires or for retention or other purposes.

RSUs granted to employees and restricted stock granted to members of the Board during 2011 and 2010 generally were scheduled to vest either one third per year for three years or 100% after three years. Certain vested stock awards were scheduled to remain subject to transfer restrictions through the first anniversary of the grant date for members of the Board who elected to receive stock in lieu of cash compensation for their retainer. Vested stock salary awards granted to a limited number of executives were scheduled to remain subject to transfer restrictions through the first and/or third anniversaries of the grant date.

Certain RSUs granted to directors during 2011 were designed to settle in cash and are accounted for as “liability” awards as prescribed by ASC 718. The values of these cash-settled RSUs are re-measured at the end of each reporting period until the award is settled.

RSUs were granted to employees during 2010 pursuant to a retention program approved by the Board of Directors. Retention RSUs for middle to senior level employees vested in June and December 2010, and RSUs for selected senior executives are scheduled to vest one half on each of the first and third anniversaries of the grant date. No other RSUs were granted to employees during 2010.

No performance shares or performance share units were awarded during 2011 and 2010.

The fair value of restricted stock and RSUs that vested and settled in stock during 2011 and 2010 was $11.1 million and $26.4 million, respectively. The fair value of RSUs that vested and settled in cash during 2011 and 2010 was $0.2 million and $0.1 million, respectively.

CIT ANNUAL REPORT 2011    143

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize restricted stock and RSU activity for 2011 and 2010:

For the years ended December 31,

	2011
	Stock-Settled Awards		Cash-Settled Awards
	Number of Shares	Weighted Average Grant Date Value	Number of Shares	Weighted Average Grant Date Value
Unvested at beginning of period	470,700	$36.65	14,440	$38.42
Vested / unsettled Stock Salary at beginning of period	121,706	38.59	–	n/a
Stock Salary – granted to employees	5,853	46.98	–	n/a
RSUs – granted to employees	760,274	44.28	–	n/a
RSUs – granted to directors	22,517	42.63	5,237	42.97
Forfeited / cancelled	(56,555)	41.72	–	n/a
Vested / settled awards	(272,864)	37.11	(5,713)	38.45
Vested / unsettled Stock Salary Awards	(72,238)	39.27	–	n/a
Unvested at end of period	979,393	$42.40	13,964	$40.12

	2010
	Stock-Settled Awards		Cash-Settled Awards
	Number of Shares	Weighted Average Grant Date Value	Number of Shares	Weighted Average Grant Date Value
Unvested at beginning of period	10,004	$27.50	–	n/a
Stock Salary – granted to employees	127,702	38.46	–	n/a
RSUs – granted to employees	1,160,354	36.48	–	n/a
RSUs – granted to directors	18,526	38.15	15,802	$38.44
Restricted stock – granted to directors	14,845	33.45	–	n/a
Forfeited / cancelled	(83,648)	36.21	–	n/a
Vested / settled awards	(655,377)	36.22	(1,362)	38.58
Vested / unsettled Stock Salary Awards	(121,706)	38.59	–	n/a
Unvested at end of period	470,700	$36.65	14,440	$38.42

NOTE 19 — COMMITMENTS

The accompanying table summarizes credit-related commitments, as well as purchase and funding commitments:

	December 31, 2011
	Due to Expire			December 31, 2010
(dollars in millions)	Within One Year	After One Year	Total Outstanding	Total Outstanding
Financing Commitments
Financing and leasing assets	$315.6	$2,430.6	$2,746.2	$3,083.2
Letters of credit
Standby letters of credit	49.7	159.8	209.5	284.7
Other letters of credit	61.9	27.6	89.5	99.0
Guarantees
Deferred purchase credit protection agreements	1,816.9	–	1,816.9	1,667.9
Guarantees, acceptances and other recourse obligations	16.1	9.5	25.6	25.8
Purchase and Funding Commitments
Aerospace manufacturer purchase commitments	556.0	7,477.1	8,033.1	5,701.4
Rail and other manufacturer purchase commitments	738.3	–	738.3	–

Item 8:  Financial Statements and Supplementary Data

144    CIT ANNUAL REPORT 2011

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financing Commitments

Financing commitments, referred to as loan commitments, or lines of credit, reflect CIT’s agreements to lend to its customers, subject to the customers’ compliance with contractual obligations. The table above includes approximately $0.4 billion of commitments at December 31, 2011 and $0.7 billion at December 31, 2010 for instances where the customer is not in compliance with contractual obligations, and therefore CIT does not have the contractual obligation to lend. As financing commitments may not be fully drawn, expire unused, be reduced or cancelled at the customer’s request, and require the customer to be in compliance with certain conditions, total commitment amounts do not necessarily reflect actual future cash flow requirements.

At December 31, 2011, substantially all financing commitments were senior facilities, with approximately 59% secured by equipment or other assets and the remainder comprised of cash-flow or enterprise value facilities. Most of the Company’s undrawn and available financing commitments are in Corporate Finance. The top ten undrawn commitments totaled $371 million.

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

The methodology used to determine the DPA liability is similar to the methodology used to determine the allowance for loan losses associated with the finance receivables, which reflects embedded losses based on various factors, including expected losses reflecting the Company’s internal customer and facility credit ratings. The liability recorded in Other Liabilities related to the DPAs totaled $5.4 million and $4.2 million at December 31, 2011 and December 31, 2010, respectively.

Purchase and Funding Commitments

CIT’s purchase commitments relate primarily to purchases of commercial aircraft and rail equipment. Commitments to purchase new commercial aircraft are predominantly with Airbus Industries (“Airbus”) and The Boeing Company (“Boeing”). In November 2011, an order was placed for purchase of aircraft from Embraer S.A. (“Embraer”) with deliveries scheduled through 2015. CIT may also commit to purchase an aircraft directly with an airline. Aerospace equipment purchases are contracted for specific models, using baseline aircraft specifications at fixed prices, which reflect discounts from fair market purchase prices prevailing at the time of commitment. The delivery price of an aircraft may change depending on final specifications. Equipment purchases are recorded at the delivery date. The estimated commitment amounts in the preceding table are based on contracted purchase prices reduced for pre-delivery payments to date and exclude buyer furnished equipment selected by the lessee. Pursuant to existing contractual commitments, 162 aircraft remain to be purchased from Airbus, Boeing and Embraer. Aircraft deliveries are scheduled periodically through 2019. Commitments exclude unexercised options to order additional aircraft.

In 2011, the Company’s rail business entered into commitments to purchase 9,400 railcars from multiple manufacturers with delivery dates in 2011 and 2012. Pursuant to these contractual commitments, 6,939 railcars remain to be purchased in 2012. Rail equipment purchase commitments are at fixed prices subject to price increases for certain materials.

NOTE 20 — CONTINGENCIES

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

CIT ANNUAL REPORT 2011    145

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

financial condition, but may be material to the Company’s operating results or cash flows for any particular period, depending in part on its operating results for that period. The actual results of resolving such matters may be substantially higher than the amounts reserved.

For certain Litigation matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of established reserves and insurance. For other matters for which a loss is probable or reasonably possible, such an estimate cannot be determined. For Litigation where losses are reasonably possible, management currently estimates the aggregate range of reasonably possible losses as up to $360 million in excess of established reserves and insurance related to those matters, if any. This estimate represents reasonably possible losses (in excess of established reserves and insurance) over the life of such Litigation, which may span a currently indeterminable number of years, and is based on information currently available as of December 31, 2011. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate.

Those Litigation matters for which an estimate is not reasonably possible or as to which a loss does not appear to be reasonably possible, based on current information, are not included within this estimated range and, therefore, this estimated range does not represent the Company’s maximum loss exposure.

The foregoing statements about CIT’s Litigation are based on the Company’s judgments, assumptions, and estimates and are necessarily subjective and uncertain. Some of the Company’s pending Litigation matters are described below.

SECURITIES CLASS ACTION

In July and August 2008, two putative class action lawsuits were filed in the United States District Court for the Southern District of New York (the “SDNY”) on behalf of CIT’s pre-reorganization stockholders against CIT, its former CEO and its former CFO. In August 2008, a putative class action lawsuit was filed in the SDNY by a holder of CIT-PrZ equity units against CIT, its former CEO, former CFO, former Controller and certain members of its current and former Board of Directors. In May 2009, the Court consolidated these three shareholder actions into a single action (the “Securities Litigation”) and appointed Pensioenfonds Horeca & Catering as Lead Plaintiff to represent the proposed class, which consists of all acquirers of CIT common stock and PrZ preferred stock from December 12, 2006 through March 5, 2008, who allegedly were damaged, including acquirers of CIT-PrZ preferred stock pursuant to the October 17, 2007 offering of such preferred stock.

In July 2009, the Lead Plaintiff filed a consolidated amended complaint alleging violations of the Securities Exchange Act of 1934 (“1934 Act”) and the Securities Act of 1933 (“1933 Act”). Specifically, it is alleged that the Company, its former CEO, former CFO, former Controller, and a former Vice Chairman violated Section 10(b) of the 1934 Act by making false and misleading statements and omissions regarding CIT’s subprime home lending and student lending businesses. The allegations relating to the Company’s home lending business are based on the assertion that the Company failed to fully disclose the risks in the Company’s portfolio of subprime mortgage loans. The allegations relating to the Company’s student lending business are based upon the assertion that the Company failed to account in its financial statements or, in the case of the preferred stockholders, its registration statement and prospectus, for private loans to students of a helicopter pilot training school, which it is alleged were highly unlikely to be repaid and should have been written off. The Lead Plaintiff also alleged that the Company, its former CEO, former CFO and former Controller and those current and former Directors of the Company who signed the registration statement in connection with the October 2007 CIT-PrZ preferred offering violated the 1933 Act by making false and misleading statements concerning the Company’s student lending business as described above.

Pursuant to a Notice of Dismissal filed on November 24, 2009, CIT Group Inc. was dismissed as a defendant from the Securities Litigation as a result of its discharge in bankruptcy. On June 10, 2010, the SDNY denied the remaining defendants’ motion to dismiss the consolidated amended complaint. In February, 2012, the parties agreed to the terms of a settlement of the Securities Litigation. The settlement is currently being documented and is subject to approval by the SDNY after notice and an opportunity to object is provided to the class members. In light of the Company’s insurance coverage and existing reserves, the settlement will not have a material adverse effect on the Company’s financial condition.

TYCO TAX AGREEMENT

In connection with the Company’s separation from Tyco International Ltd (“Tyco”) in 2002, CIT and Tyco entered into a Tax Agreement pursuant to which, among other things, CIT agreed to pay Tyco for tax savings actually realized by CIT, if any, as a result of the use of certain net operating losses arising during the period that Tyco owned CIT (the “Tyco Tax Attribute”), which savings would not have been realized absent the existence of the Tyco Tax Attribute. During CIT’s bankruptcy, CIT rejected the Tax Agreement, and Tyco and CIT entered into a Standstill Agreement pursuant to which (a) CIT agreed that it would defer bringing its subordination claim against Tyco and (b) Tyco agreed that it would defer bringing its damage claim against CIT while the parties exchanged information about CIT’s tax position, including past usage and retention of the various attributes on its consolidated tax return. Notwithstanding the Standstill Agreement, Tyco filed a Notice of Arbitration during the 2011 second quarter, demanding arbitration of its alleged contractual damages resulting from rejection of the Tax Agreement. CIT filed an adversary proceeding in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), seeking to subordinate Tyco’s interests under section 510(b) of the Bankruptcy Code, which would result in Tyco being treated like equity holders under CIT’s confirmed Plan of Reorganization and receiving no recovery in connection with the termination of the Tax Agreement. In December, 2011, the Bankruptcy Court issued its decision denying the request to subordinate Tyco’s interests (the “Decision”). CIT has appealed the Decision and filed a motion essentially seeking to stay any proceeding to determine the amount of Tyco’s alleged contractual damages, if any.

The amount of the federal Tyco Tax Attribute is approximately $794 million and the state Tyco Tax Attribute is approximately $180 million as of the separation date. CIT’s approximate current federal and state tax rates are currently 35% and 6.5%, respectively. CIT has recorded a valuation allowance against its federal net deferred tax assets and substantially all of its state net

Item 8:  Financial Statements and Supplementary Data

146    CIT ANNUAL REPORT 2011

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

deferred tax assets, which include the deferred tax assets associated with the Tyco Tax Attribute, as the Company continues to believe that it does not currently meet the criteria to recognize these assets. It is CIT’s position that it has not received federal tax benefits from the Tyco Tax Attribute within the meaning of the Tax Agreement and that it is speculative as to when, if ever, any such benefits may be realized in the future.

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

In June, 2011, Gregory J. Podlucky, former CEO of Le Nature’s, as well as two other criminal defendants, pled guilty to various crimes involving Le Nature’s. In July, 2011, another former Le Nature’s officer, Robert Lynn, was found guilty by a jury and, in November, 2011, Podlucky’s wife and son were found guilty of money laundering and other crimes related to Le Nature’s. Podlucky was sentenced to 20 years in prison and ordered to pay in excess of $661 million in restitution to lenders and investors, including CIT. The prospects of collection of restitution from Podlucky are unlikely. In January, 2012, a non-binding mediation was commenced among CIT, the equipment manufactures, and other parties related to several pending civil actions.

Liabilities for Uncertain Tax Position

The Company’s liability for uncertain tax position totaled $549 million at December 31, 2011 and $452 million at December 31, 2010. An estimated $20 million is expected to be recognized within the next twelve months.

NOTE 21 — LEASE COMMITMENTS

The following table presents future minimum rental payments under non-cancellable long-term lease agreements for premises and equipment at December 31, 2011:

Future Minimum Rentals (dollars in millions)

Years Ended December 31,
2012	$34.0
2013	31.0
2014	29.0
2015	27.7
2016	26.0
Thereafter	105.9
Total	$253.6

In addition to fixed lease rentals, leases generally require payment of maintenance expenses and real estate taxes, both of which are subject to escalation provisions. Minimum payments have not been reduced by minimum sublease rentals of $80.0 million due in the future under non-cancellable subleases.

Rental expense for premises, net of sublease income (including restructuring charges from exiting office space), and equipment, was as follows.

	Years Ended December 31,

	CIT		Predecessor CIT
	2011	2010	2009
Premises	$25.7	$66.9	$47.7
Equipment	2.7	3.5	5.6
Less sublease income	(5.3)	(3.1)	(2.2)
Total	$23.1	$67.3	$51.1

NOTE 22 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CIT invests in various trusts, partnerships, and limited liability corporations established in conjunction with structured financing transactions of equipment, power and infrastructure projects. CIT’s interests in these entities were entered into in the ordinary course of business. Other assets included approximately $76 million at December 31, 2011 and $71 million at December 31, 2010 of investments in non-consolidated entities relating to such transactions that are accounted for under the equity or cost methods.

The combination of investments in and loans to non-consolidated entities represents the Company’s maximum exposure to loss, as

CIT ANNUAL REPORT 2011    147

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Segment Profit and Assets

The Company refined its expense and capital allocation methodologies during the first quarter of 2011. For 2011, Corporate and other includes certain costs that had been previously allocated to the segments, including prepayment penalties on high-cost debt payments and certain corporate liquidity costs. In addition, the Company refined the capital and interest allocation methodologies for the segments. Management considered these as changes in estimations to better refine segment profitability for users of the financial information on a go forward basis. These changes had the most impact on Transportation Finance given the capital requirements for their forward-purchase commitments and reduced the interest expense charged to this segment. On a comparable basis, income before provision for income taxes for Transportation Finance would have been approximately $270 million for the year ended December 31, 2010. These increases would be offset by decreases in Corporate and Other for the respective periods. The refinement was not significant to the other segments. The 2010 balances are reflected as originally reported and are not conformed to the 2011 presentation.

Corporate and Other includes cash liquidity in excess of the amount required by the business units that management determines is prudent for the overall company, loss on debt extinguishment and the prepayment penalties associated with debt repayments.

During 2011, a portfolio of approximately $423 million, $546 million and $644 million of financing and leasing assets at December 31, 2011, 2010 and 2009, respectively, and other infrastructure was transferred from Corporate Finance to Vendor Finance as management determined the activity in this portfolio was more in line with Vendor Finance offerings. All prior period data has been conformed to the current presentation.

Business Segments (dollars in millions)

CIT	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Commercial Segments	Consumer	Total Segments	Corporate and Other	Total
For the year ended December 31, 2011
Interest income	$923.7	$155.9	$73.3	$793.3	$1,946.2	$266.5	$2,212.7	$20.9	$2,233.6
Interest expense	(706.1)	(881.9)	(90.9)	(505.1)	(2,184.0)	(290.6)	(2,474.6)	(320.0)	(2,794.6)
Provision for credit losses	(173.3)	(12.8)	(11.2)	(69.3)	(266.6)	(3.1)	(269.7)	–	(269.7)
Rental income on operating leases	18.0	1,372.8	–	274.9	1,665.7	–	1,665.7	–	1,665.7
Other income, excluding rental income on operating leases	546.9	99.4	156.1	157.1	959.5	2.1	961.6	(5.6)	956.0
Depreciation on operating lease equipment	(7.8)	(381.9)	–	(185.1)	(574.8)	–	(574.8)	–	(574.8)
Operating expenses	(232.7)	(160.2)	(110.4)	(308.4)	(811.7)	(65.4)	(877.1)	(14.1)	(891.2)
Loss on debt extinguishments	—	–	–	–	–	–	–	(134.8)	(134.8)
Income (loss) before (provision) benefit for income taxes	$368.7	$191.3	$16.9	$157.4	$734.3	$(90.5)	$643.8	$(453.6)	$190.2
Select Period End Balances
Loans including receivables pledged	$6,862.7	$1,487.0	$2,431.4	$4,421.7	$15,202.8	$4,682.7	$19,885.5	$–	$19,885.5
Credit balances of factoring clients	–	–	(1,225.5)	–	(1,225.5)	–	(1,225.5)	–	(1,225.5)
Assets held for sale	214.0	84.0	–	371.6	669.6	1,662.7	2,332.3	–	2,332.3
Operating lease equipment, net	35.0	11,739.4	–	217.2	11,991.6	–	11,991.6	–	11,991.6

Item 8:  Financial Statements and Supplementary Data

148    CIT ANNUAL REPORT 2011

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CIT	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Commercial Segments	Consumer	Total Segments	Corporate and Other	Total
For the year ended December 31, 2010
Interest income	$1,693.0	$231.1	$99.8	$1,321.4	$3,345.3	$359.6	$3,704.9	$20.7	$3,725.6
Interest expense	(976.8)	(970.8)	(162.8)	(715.0)	(2,825.4)	(245.0)	(3,070.4)	(9.6)	(3,080.0)
Provision for credit losses	(496.9)	(28.9)	(58.6)	(210.6)	(795.0)	(25.3)	(820.3)	–	(820.3)
Rental income on operating leases	24.7	1,241.5	–	380.7	1,646.9	–	1,646.9	(1.1)	1,645.8
Other income, excluding rental income on operating leases	599.9	82.3	188.1	169.0	1,039.3	9.8	1,049.1	(43.6)	1,005.5
Depreciation on operating lease equipment	(12.0)	(333.8)	–	(330.1)	(675.9)	–	(675.9)	0.5	(675.4)
Operating expenses	(278.8)	(151.9)	(122.5)	(326.2)	(879.4)	(79.4)	(958.8)	(63.3)	(1,022.1)
Income (loss) before (provision) benefit for income taxes	$553.1	$69.5	$(56.0)	$289.2	$855.8	$19.7	$875.5	$(96.4)	$779.1
Select Period End Balances
Loans including receivables pledged	$8,072.9	$1,390.3	$2,387.4	$4,702.1	$16,552.7	$8,075.9	$24,628.6	$–	$24,628.6
Credit balances of factoring clients	–	–	(935.3)	–	(935.3)	–	(935.3)	–	(935.3)
Assets held for sale	219.2	2.8	–	757.4	979.4	246.7	1,226.1	–	1,226.1
Operating lease equipment, net	74.5	10,619.1	–	446.2	11,139.8	–	11,139.8	–	11,139.8
Predecessor CIT
For the year ended December 31, 2009
Interest income	$874.9	$163.4	$126.7	$899.5	$2,064.5	$257.7	$2,322.2	$39.9	$2,362.1
Interest expense	(469.1)	(546.2)	(62.7)	(589.0)	(1,667.0)	(286.7)	(1,953.7)	(711.2)	(2,664.9)
Provision for credit losses	(1,826.9)	(13.2)	(105.6)	(522.8)	(2,468.5)	(149.3)	(2,617.8)	(43.0)	(2,660.8)
Rental income on operating leases	33.3	1,374.5	–	496.1	1,903.9	–	1,903.9	(2.2)	1,901.7
Other income, excluding rental income on operating leases	(329.2)	31.1	142.5	78.3	(77.3)	(8.9)	(86.2)	(248.4)	(334.6)
Depreciation on operating lease equipment	(25.3)	(671.4)	–	(447.9)	(1,144.6)	–	(1,144.6)	0.9	(1,143.7)
Operating expenses	(324.2)	(137.5)	(129.5)	(363.9)	(955.1)	(66.5)	(1,021.6)	(128.5)	(1,150.1)
Goodwill and intangible impairment charges	(316.8)	–	(363.8)	(11.8)	(692.4)	–	(692.4)	–	(692.4)
Gain on debt extinguishments	–	–	–	–	–	–	–	207.2	207.2
Reorganization items	(10.2)	(854.7)	–	–	(864.9)	–	(864.9)	11,162.9	10,298.0
Fresh start accounting adjustments	(2,009.1)	(3,635.3)	83.0	(953.5)	(6,514.9)	(931.2)	(7,446.1)	1,373.7	(6,072.4)
Income (loss) before (provision) benefit for income taxes	$(4,402.6)	$(4,289.3)	$(309.4)	$(1,415.0)	$(10,416.3)	$(1,184.9)	$(11,601.2)	$11,651.3	$50.1
Select Period End Balances
Loans including receivables pledged	$11,939.2	$1,808.8	$2,991.0	$8,740.1	$25,479.1	$9,683.7	$35,162.8	$–	$35,162.8
Credit balances of factoring clients	–	–	(892.9)	–	(892.9)	–	(892.9)	–	(892.9)
Assets held for sale	292.6	17.2	–	–	309.8	34.0	343.8	–	343.8
Operating lease equipment, net	116.6	10,089.2	–	706.1	10,911.9	–	10,911.9	–	10,911.9

CIT ANNUAL REPORT 2011    149

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic Information

The following table presents information by major geographic region based upon the location of the Company’s legal entities.

(dollars in millions)		Total Assets	Total Revenue	Income (loss) before income taxes	Income (loss) before noncontrolling interests and preferred stock
U.S.	2011	$32,309.0	$3,047.4	$(650.4)	$(678.3)
	2010	36,703.7	4,146.8	(392.3)	(469.7)
	2009(1)	43,974.4	2,253.3	1,827.1	1,765.2
Europe	2011	6,939.5	899.0	240.5	198.9
	2010	6,749.7	1,143.6	457.4	371.8
	2009(1)	7,899.6	1,108.3	(999.3)	(1,024.6)
Other foreign	2011	5,986.9	908.9	600.1	511.1
	2010(2)(3)	7,966.3	1,086.5	714.0	626.1
	2009(1)	8,630.8	567.6	(777.7)	(557.3)
Total consolidated	2011	45,235.4	4,855.3	190.2	31.7
	2010	51,419.7	6,376.9	779.1	528.2
	2009(1)	60,504.8	3,929.2	50.1	183.3

(1)	2009 data is impacted by FSA adjustments.

(2)	Includes Canada region results which had income before income taxes of $257.7 million in 2011 and $350.7 million in 2010 and net income before noncontrolling interests and preferred stock of $207.0 million in 2011 and $303.4 million in 2010.

(3)	Includes Caribbean region results which had income before income taxes of $230.4 million in 2011 and $225.6 million in 2010 and net income before noncontrolling interests and preferred stock of $228.2 million in 2011 and $224.1 million in 2010.

NOTE 24 — GOODWILL AND INTANGIBLE ASSETS

The following tables summarize goodwill and intangible assets, net balances by segment:

Goodwill and Intangible Assets (dollars in millions)

Goodwill	Transportation Finance	Trade Finance	Vendor Finance	Total
December 31, 2009 (As Reported)	$140.5	$33.3	$103.6	$277.4
Revisions (Note 27)	35.0	8.3	25.7	69.0
December 31, 2009 (Revised)	175.5	41.6	129.3	346.4
Revisions (Note 27)	–	–	(6.0)	(6.0)
December 31, 2010 (Revised)	175.5	41.6	123.3	340.4
Activity	–	–	(9.6)	(9.6)
December 31, 2011	$175.5	$41.6	$113.7	$330.8
Intangible Assets
December 31, 2009	$225.1	$–	$–	$225.1
Activity	0.4	–	–	0.4
Amortization	(106.3)	–	–	(106.3)
December 31, 2010	119.2	–	–	119.2
Amortization	(55.6)	–	–	(55.6)
December 31, 2011	$63.6	$–	$–	$63.6

Goodwill recorded in conjunction with FSA represents the excess of reorganization equity value over the fair value of tangible and identifiable intangible assets, net of liabilities. Such amounts were revised in 2011 as discussed in Note 27. Goodwill was allocated to the Transportation Finance, Trade Finance and Vendor Finance segments based on the respective segment’s estimated fair value of equity. Goodwill is assigned to a segment (or “reporting unit”) at the date the goodwill is initially recorded. Once goodwill has been assigned, it no longer retains its association with a particular event or acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill.

Item 8:  Financial Statements and Supplementary Data

150    CIT ANNUAL REPORT 2011

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company periodically reviews and evaluates its goodwill and intangible assets for potential impairment in accordance with ASC 350, Intangibles – Goodwill and Other. This review is conducted at a minimum annually or more frequently if circumstances indicate that impairment is possible.

In 2011 the Company early-adopted ASU 2011-08, Intangibles-Goodwill and Other (Topic 350), Testing Goodwill for Impairment that includes the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two-step impairment test as required in ASC 350, Intangibles – Goodwill and Other. Examples of qualitative factors to assess include macroeconomic conditions, industry and market considerations, market changes affecting the Company’s products and services, overall financial performance, and company specific events affecting operations. In such an assessment performed for the year ended December 31, 2011, the Company concluded that it is not more likely than not that the fair value of the Transportation Finance and Trade Finance reporting units are less than their carrying amounts, including goodwill. The qualitative factors considered in this assessment include the Company’s market valuation, the reporting units’ profitability and the general economic outlook.

For the Vendor Finance segment, the Company further performed the first step of the goodwill impairment test to identify potential impairment, by comparing the segment’s fair value with its carrying value, including goodwill as of December 31, 2011 and concluded that its fair value was in excess of carrying value. For the purposes of this first step impairment analysis, the Company primarily utilized valuation multiples for publicly traded companies comparable to its reporting segments to determine the fair market value of its reporting units.

As the results of the impairment assessment and first step test showed no indication of impairment in any of the reporting units, the Company did not perform the second step of the impairment test for any of the reporting units.

The other intangible assets in Transportation Finance recorded in conjunction with FSA is comprised of amounts related to favorable (above current market rates) operating leases. The net intangible asset will be amortized as an offset to rental income over the remaining life of the leases, generally 5 years or less.

Accumulated amortization totaled $161.9 million at December 31, 2011. Projected amortization for the years ended December 31, 2012 through December 31, 2016 is approximately $25.9 million, $12.6 million, $8.9 million, $6.7 million, and $4.2 million, respectively.

NOTE 25 — SEVERANCE AND FACILITY EXITING RESERVES

The following table summarizes previously established liabilities (pre-tax) related to closing facilities and employee severance:

Severance and Facility Exiting Reserves (dollars in millions)

	Severance		Facilities
	Number of Employees	Reserve	Number of Facilities	Reserve	Total Reserves
December 31, 2009	79	$15.6	11	$11.8	$27.4
Additions and adjustments	258	9.3	8	56.1	65.4
Utilization	(310)	(22.4)	(3)	(11.3)	(33.7)
December 31, 2010	27	2.5	16	56.6	59.1
Additions and adjustments	294	11.4	3	3.9	15.3
Utilization	(242)	(10.4)	–	(15.7)	(26.1)
December 31, 2011	79	$3.5	19	$44.8	$48.3

CIT continues to implement various organization efficiency and cost reduction initiatives. The severance additions primarily relate to employee termination benefits incurred in conjunction with these initiatives. The facility additions primarily relate to location closings and consolidations in connection with the outsourcing of SLX servicing. These additions, along with charges related to accelerated vesting of equity and other benefits, were recorded as part of the $13.1 million and $52.2 million provisions for the years ended December 31, 2011 and 2010, respectively.

NOTE 26 — FRESH START ACCOUNTING

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

In applying FSA, management performed a two-step valuation process. First, the Company re-measured all tangible and intangible assets and all liabilities, other than deferred taxes, at fair value. Deferred tax values were determined in conformity with accounting requirements for income taxes. The resulting net asset value totaled $8.1 billion. Second, management separately calculated a reorganization equity value of $8.4 billion by applying generally accepted valuation methodologies. The excess of

CIT ANNUAL REPORT 2011    151

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The basis for the DCF were the Company’s five year financial projections and a growth model to determine a terminal value. The five-year projections included an assumption of a 3% annual growth rate, changes in cash flows associated with reorganization initiatives, anticipated changes in market conditions, anticipated gains and losses on asset sales, as well as other factors. A discount rate of 14.5% was assumed. The discount rate was based on a cost of equity model utilizing an equity risk and size premium based on an analysis of peer data. The DCF method is the sum of the present values of free cash flows equal to net income plus depreciation and amortization, deferred fees on new loans originated, and a minimum required capital level. A minimum capital level of 13.0% to 15.0% percent was assumed. These cash flows also include the present value of the terminal value to arrive at an implied equity value.

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

The final reorganization equity value was a weighted average of the DCF (50% weighting), the public company (35% weighting) and the merged and acquired company methods (15% weighting). Depending on the growth rate and cost of equity rates selected for the DCF calculation, the equity value ranged from $7.2 billion to $9.7 billion. The equity value using the market approaches ranged from $6.2 billion to $9.0 billion. Under FSA, this value was adjusted for available cash and was allocated to assets based on fair values in conformity with the purchase method of accounting for business combinations. Available cash was determined by adjusting cash at emergence for emergence related activity that occurred or was expected to occur after December 10, 2009. The value, after adjustments for available cash, was reduced by debt and non-controlling interests. The remainder represented the equity value to new common shareholders.

The reorganization equity value calculated is dependent on the achievement of the future forecasted financial results. The estimates and assumptions made in the valuation are subject to uncertainties, many of which are beyond the Company’s control, and there is no assurance that these results can be achieved. The assumptions for which there is a reasonable possibility of a variation that would significantly affect the calculated equity value include the long term growth rate, risk weighted assets, capital ratios, cost reductions, discount rate, strength of the lending market, available and cost of funding sources and levels of charge-offs.

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

For finance receivables which are not considered impaired and for which cash flows were evaluated based on contractual terms, the discount is accretable to earnings in future periods. This discount is accreted using the effective interest method as a yield adjustment over the remaining term of the loan and is recorded in Interest Income. If the finance receivable is prepaid, the remaining accretable balance is recognized in Interest Income. If the finance receivable is sold, the remaining discount is considered in the resulting gain or loss. If the finance receivable is subsequently classified as non-accrual, accretion of the discount will cease.

Capitalized loan origination costs, loan acquisition premiums and other similar items, that were previously amortized over the life of the related assets, were written off.

For finance receivables which are considered impaired or for which the cash flows were evaluated based on expected cash flows, that are less than contractual cash flows, there is an accretable and a non-accretable discount. The non-accretable discount effectively serves as a reserve against future credit losses on the individual receivables so valued. The non-accretable discount reflects the present value of the difference between the excess of cash flows contractually required to be paid and expected cash flows (i.e. credit component). The non-accretable discount is recorded as a reduction to finance receivables and is a reduction to future charge-offs or is reclassified to accretable discount should expected cash flows improve. The accretable discount is accreted using the effective interest method as a yield adjustment over the remaining term of the loan and is recorded in Interest Income. Finance receivables that are on non-accrual will not accrete the accretable discount until the account returns to performing status.

Item 8:  Financial Statements and Supplementary Data

152    CIT ANNUAL REPORT 2011

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

An intangible asset was recorded for net above and below market lease contracts. These adjustments (net) is amortized, thereby lowering rental income (a component of Other Income) over the remaining lives of the lease agreements on a straight line basis.

Other Assets

Other assets were reduced to estimated fair value. This adjustment was primarily related to a discount on receivables from GSI in conjunction with the GSI Facilities and write-offs of deferred underwriting costs and deferred charges. The discount on the GSI receivable is accreted into Other Income over the expected payout of the receivable.

Goodwill

Goodwill was recorded to reflect the excess of the reorganization equity value over the fair value of tangible and identifiable intangible assets, net of liabilities. As disclosed in the “Revisions” section of Note 1, certain adjustments pertaining to 2009 and prior increased goodwill in the following table.

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

Deposits

Deposits were adjusted to fair value. The related fair value premium is amortized as a yield adjustment over the respective lives of the deposits and reflected as a reduction in interest expense.

Deferred taxes

Deferred taxes were determined in conformity with accounting requirements for Income Taxes. Deferred tax assets, net of valuation allowance related to FSA adjustments, were attributable to selected foreign jurisdictions.

Other Liabilities

Other liabilities were increased to fair value, which relates primarily to a liability recorded for valuation of unfavorable forward order commitments to purchase aircraft. When the assets are ultimately purchased, the cost basis of the asset is reduced by the amount of this liability. The increase is partially offset by a decrease in deferred tax liability.

The December 31, 2009 balance sheet presented below summarizes the impact of the adoption of the Plan of reorganization and FSA adjustments as of the Effective Date.

CIT ANNUAL REPORT 2011    153

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions)

	Predecessor CIT December 31, 2009	Reorganization Items		Fresh Start Accounting Adjustments		Successor CIT December 31, 2009
ASSETS
Cash and due from banks	$2,929.0	$(1,639.2	)(1)	$–		$1,289.8
Deposits with banks	8,536.4	–		–		8,536.4
Trading assets at fair value – derivatives	44.0	–		–		44.0
Assets held for sale	343.8	–		–		343.8
Loans	41,184.8	–		(6,022.0	)(6)	35,162.8
Allowance for loan losses	(1,786.2)	–		1,786.2	(7)	–
Total loans, net of allowance for loan losses	39,398.6	–		(4,235.8)		35,162.8
Operating lease equipment, net	13,235.8	918.4	(1)	(3,242.3	)(6)	10,911.9
Goodwill and intangible assets, net	–	–		571.5	(8)	571.5
Other assets	4,495.4	(172.2	)(1)	(678.6	)(5)	3,644.6
Total Assets	$68,983.0	$(893.0)		$(7,585.2)		$60,504.8
LIABILITIES
Deposits	$5,087.2	$–		$90.5	(9)	$5,177.7
Trading liabilities at fair value – derivatives	41.9	–		–		41.9
Credit balances of factoring clients	892.9	–		–		892.9
Other liabilities	2,445.8	(538.0	)(2)	771.0	(10)	2,678.8
Long-term borrowings	56,197.2	(10,432.0	)(3)	(2,453.1	)(3)	43,312.1
Total Liabilities	64,665.0	(10,970.0)		(1,591.6)		52,103.4
EQUITY
Series A Preferred Stock	350.0	(350.0	)(4)	–		–
Series B Preferred Stock	150.0	(150.0	)(4)	–		–
Series C Preferred Stock	575.0	(575.0	)(4)	–		–
Series D Preferred Stock	2,092.0	(2,092.0	)(4)	–		–
Common stock – Predecessor CIT	4.0	(4.0	)(4)	–		–
Common stock – New CIT	–	2.0	(4)	–		2.0
Paid in capital – Predecessor CIT	11,276.4	(11,276.4	)(4)	–		–
Paid in capital – New CIT	–	14,360.1	(4)	(5,962.1	)(4)	8,398.0
Accumulated deficit	(9,913.8)	9,913.8	(4)	–		–
Accumulated other comprehensive income	61.9	(61.9	)(4)	–		–
Treasury stock, at cost	(310.4)	310.4	(4)	–		–
Total Stockholders’ Equity	4,285.1	10,077.0		(5,962.1	)(11)	8,400.0
Non-controlling interest	32.9	–		(31.5)		1.4
Total Equity	4,318.0	10,077.0		(5,993.6)		8,401.4
Total Liabilities and Stockholders’ Equity	$68,983.0	$(893.0)		$(7,585.2)		$60,504.8

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

Fresh Start Accounting Explanatory notes

1)	The decrease to Cash and due from banks, the increase to Operating lease equipment and the decrease to Other assets are primarily a result of the purchase of railcars following an event of default on sale/leaseback transactions which was triggered by the Company’s bankruptcy filing. Cash was paid to purchase the railcars in accordance with the value stated in the lease agreements. The railcars were recorded at fair value in Operating lease equipment and a loss of $721 million was recognized for the difference between fair value and cash paid. The Other assets adjustment includes a write-off

Item 8:  Financial Statements and Supplementary Data

154    CIT ANNUAL REPORT 2011

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the prepaid rent of $115 million on the leases. The remaining amounts of the adjustments in Other assets relate to the write-off of various deferred charges as a result of the reorganization.

2)	In accordance with the Plan of Reorganization, accrued interest on restructured debt and accrued dividends on terminated preferred equity were reversed, and the related debt and equity instruments were terminated.

3)	In accordance with the Plan of Reorganization, the Company discharged its obligations to unsecured, junior and subordinated debt holders in exchange for new Series A and B secured notes and 200 million newly issued shares of common stock. This exchange resulted in the extinguishment of senior unsecured notes, bank credit facilities and junior subordinated debt of $33.6 billion and the issuance of new debt for $23.2 billion resulting in a pre-tax gain of $10.4 billion. The following summarizes the extinguishment of Predecessor CIT borrowings and the issuance of new borrowings under the Plan.

	Predecessor CIT December 31, 2009	Reorganization Items(A)	Fresh Start Accounting Adjustments(B)	Successor CIT
Secured borrowings	$14,746.9	$–	$(351.3)	$14,395.6
Credit Facility and Expansion Credit Facility	7,500.0	–	216.6	7,716.6
Unsecured bank lines of credit facilities	3,100.0	(3,100.0)	–	–
Senior unsecured notes	28,751.4	(28,422.4)	(60.9)	268.1
Junior, subordinated notes and convertible equity units	2,098.9	(2,098.9)	–	–
Series A secured notes	–	21,040.1	(2,306.5)	18,733.6
Series B secured notes	—	2,149.2	49.0	2,198.2
Total debt	$56,197.2	$(10,432.0)	$(2,453.1)	$43,312.1

(A)	Reorganization adjustments reflect the impact on participating debt subject to the Plan of Reorganization.

(B)	Fresh start accounting reflects the impact of fair value adjustments to debt instruments, and elimination of previously existing issuance discounts.

4)	In the Reorganization Plan, common and preferred equity interests were eliminated and new common voting interests of $2 million (200 million shares at $.01 par value) were awarded to eligible unsecured debt holders. Predecessor CIT Treasury Stock, Other Comprehensive Income, Paid in Capital and Accumulated Deficit are reset to zero under FSA. The following summarizes the retirement of Predecessor CIT equity and issuance and resetting of Successor CIT equity:

Stockholders’ Equity
Predecessor CIT stockholders’ equity	$4,285.1
Elimination of common, preferred and treasury stock
Common stock		4.0
Preferred stock (includes Classes A, B, C and D)		3,167.0
Treasury stock		(310.4)
Total Predecessor CIT stock elimination	(2,860.6)
Elimination of Predecessor CIT Other Comprehensive Income	(61.9)
Elimination of Predecessor CIT Paid-in Capital	(11,276.4)
Issuance of Successor CIT stock
Common stock	2.0
Elimination of Accumulated Deficit	9,913.8 (a)
Successor CIT Paid-in Capital	8,398.0
Successor CIT stockholders’ equity	$8,400.0

(a)	Prior to the impact of reorganization items and fresh start adjustments.

5)	Other assets, including investment securities, were recorded at fair value. The adjustments include a discount on the GSI receivables of $321 million and write off of debt-related deferred underwriting costs and deferred charges of $231 million.

6)	Finance receivables and operating lease equipment were written down to fair value using the assistance of an independent valuation specialist. Non-cash items, including initial direct costs and issuance premiums and discounts, which have no value after the application of fair value adjustments, were eliminated.

7)	The Allowance for loan losses was eliminated.

CIT ANNUAL REPORT 2011    155

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8)	Terms of operating leases were compared to current market rates and a net intangible asset of $225 million was recorded. The net intangible asset is amortized over the remaining life of the leases.

Goodwill was recorded to reflect the excess of Successor CIT’s reorganization value over the fair value of its assets, as reconciled below:

Reorganization equity value	$8,401.4
Plus: Liabilities measured at fair value	52,103.4
Reorganization value of Successor CIT’s assets	60,504.8
Fair value of Successor CIT’s assets (excluding goodwill)	60,158.4
Goodwill	$346.4

9)	Deposits were valued with assistance from an independent financial advisor using comparable pricing received from banks and other market sources.

10)	Other liabilities were recorded at fair value. The increase principally relates to unfavorable forward order commitments to purchase aircraft $(587 million) partially offset by lower deferred tax liabilities.

11)	The equity value was determined with the assistance of an independent valuation specialist.

Reorganization Items

Professional advisory fees and other costs directly associated with the Company’s reorganization are reported separately as reorganization items pursuant to ASC 852, Reorganizations. Post-emergence professional fees relate to claim settlements, implementation and other transition costs attributable to the Plan of Reorganization.

The following table includes the components of reorganization items reflected in the 2009 Statement of Operations:

Reorganization Items for the year ended December 31, 2009 (dollars in millions)

	Reorganization Items Gains/ (Losses)
Gain on debt settlement	$10,432.0	(1)
Termination of railcar agreements	(836.1	)(2)
Extinguishment of accrued interest on debt	455.4	(3)
Swap termination and other debt related items	308.9	(4)
Professional fees	(50.3	)(5)
Other	35.5	(6)
Cancellation of restricted stock, options and warrants	(28.9	)(7)
Termination of aerospace agreements	(18.5	)(8)
	$10,298.0

1)	Debt reorganization. In accordance with the Plan of Reorganization, the Company discharged obligations to certain debt holders in exchange for the issuance of new debt securities and 200 million newly issued shares of common stock (100% of the Company’s now outstanding shares of common stock).

2)	Termination of railcar agreements. See description in Note 1 to balance sheet above.

3)	Extinguishment of accrued interest on debt. In conjunction with the discharge of the Company’s obligations to debt holders, the Company reversed accrued interest expense.

4)	Swap termination and other debt related items. Swaps hedging the debt were unwound and terminated resulting in a gain of $402.9 million. At the filing date, debt related costs to write-down debt to par value resulted in a charge of $94.0 million.

5)	Professional fees. The Company incurred professional fees to advisors and consultants in connection with the Plan of Reorganization.

6)	Other. The Company realized a gain including a $64 million reversal of accrued dividends on preferred equity instruments of Predecessor CIT partially offset by $28 million for premiums incurred for Director and Officer insurance related to the pre-emergence period and incurred in connection with implementation of the Plan of Reorganization.

7)	Cancellation of restricted stock, options and warrants. In accordance with the Plan of Reorganization, restricted equity instruments were cancelled.

8)	Termination of aerospace agreements. As a result of the Company’s bankruptcy filing, the Company was required to purchase aircraft that were leased with various third party lessors. As a result of the Company’s purchase and the lease contract termination, the Company incurred a loss.

Item 8:  Financial Statements and Supplementary Data

156    CIT ANNUAL REPORT 2011

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 27 — SELECTED QUARTERLY FINANCIAL DATA

Summarized consolidated quarterly financial data for the years ended December 31, 2011 and 2010 is presented below: (dollars in millions, except per share data)

	Unaudited
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
		Revised	Revised	Revised
For the year ended December 31, 2011
Interest income	$492.4	$502.8	$599.6	$638.8
Interest expense	(686.5)	(603.1)	(806.4)	(698.6)
Provision for credit losses	(15.8)	(47.4)	(84.1)	(122.4)
Rental income on operating leases	427.6	409.0	420.2	408.9
Other income, excluding rental income on operating leases	209.4	242.8	233.4	270.4
Depreciation on operating lease equipment	(137.1)	(124.3)	(153.2)	(160.2)
Operating expenses	(221.4)	(226.4)	(238.5)	(204.9)
Gain (loss) on debt extinguishments	11.8	(146.6)	–	–
(Provision) benefit for income taxes	(34.7)	(40.2)	(21.4)	(62.2)
Noncontrolling interests, after tax	(2.1)	0.6	0.7	(4.2)
Net income (loss)	$43.6	$(32.8)	$(49.7)	$65.6
Net income (loss) per diluted share	$0.22	(0.16)	$(0.25)	$0.33
	Revised	Revised	Revised	Revised
For the year ended December 31, 2010
Interest income	$754.3	$842.0	$1,024.2	$1,105.1
Interest expense	(705.5)	(734.8)	(808.2)	(831.5)
Provision for credit losses	(182.4)	(165.1)	(246.7)	(226.1)
Rental income on operating leases	400.4	399.7	419.1	426.6
Other income, excluding rental income on operating leases	231.8	289.6	335.7	148.4
Depreciation on operating lease equipment	(163.4)	(161.7)	(177.3)	(173.0)
Operating expenses	(250.9)	(229.7)	(278.8)	(262.7)
Benefit (provision) for income taxes	26.1	(121.5)	(107.8)	(47.7)
Noncontrolling interests, after tax	(0.6)	(2.5)	(0.3)	(1.0)
Net income	$109.8	$116.0	$159.9	$138.1
Net income per diluted share	$0.55	$0.58	$0.80	$0.69

As noted above, the amounts for prior quarters were revised. Presented below are revised quarterly financial statements, along with select notes to the quarterly financial statements that were impacted by the revisions.

As part of a management review of operational procedures, it was determined that refunds of unresolved credits are owed to certain of the Company’s Trade Finance customers (i.e. typically retailers). Although not material to any given period, the aggregate amount of the credits is approximately $68 million, approximately 0.02% of the factoring volume for the affected periods, which accumulated over the ten year period ending in early 2011. Approximately $66 million of the balance relates to activity that occurred prior to December 31, 2009, the convenience date for our adoption of FSA. When reviewing this error in conjunction with other immaterial errors impacting prior periods, management concluded that the corrections did not, individually or in the aggregate, result in a material misstatement of the Company’s consolidated financial statements for any prior period, but correcting these items in the current quarter would have been material to the 2011 statement of operations. Accordingly, management has revised in this Form 10-K and will revise in subsequent quarterly filings on Form 10-Q, its previously reported financial statements for 2011, 2010 and 2009.

As it relates to the Trade Finance obligation, the Company recorded a liability and a charge to income in 2009 of approximately $66 million, with the remainder of the liability and charge to income being recorded in 2010 $(1.8 million) and 2011 $(0.5 million). As a result of our adoption of FSA, the recognition of the $66 million liability resulted in a corresponding increase to goodwill.

Tables reflecting the previously reported balances, required corrections and revised amounts impacting the statements of operations and balance sheets, along with descriptions of significant corrections are included in the accompanying financial tables.

CIT ANNUAL REPORT 2011    157

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (dollars in millions, except per share data)

	Unaudited
	At September 30, 2011		At June 30, 2011		At March 31, 2011
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Assets
Cash and due from banks(1)	$6,889.1	$6,889.5	$7,355.7	$7,361.4	$5,686.8	$5,718.9
Investment Securities(2)	723.1	772.2	2,983.3	3,032.4	6,416.9	6,466.8
Trading assets at fair value – derivatives	77.3	77.3	12.6	13.6	13.9	16.4
Assets held for sale	1,512.6	1,513.8	1,863.5	1,865.2	1,174.4	1,183.0
Loans(3)	21,812.3	21,817.4	22,284.7	22,271.9	23,736.7	23,794.4
Allowance for loan losses	(414.5)	(414.5)	(424.0)	(424.0)	(402.5)	(402.5)
Total loans, net of allowance for loan losses	21,397.8	21,402.9	21,860.7	21,847.9	23,334.2	23,391.9
Operating lease equipment, net	11,191.0	11,188.8	10,920.4	10,919.1	11,040.2	11,039.2
Goodwill(4)	264.5	330.8	264.5	330.8	277.4	340.4
Intangible assets, net	73.5	73.5	84.1	84.1	99.1	99.1
Unsecured counterparty receivable	534.0	525.4	528.9	522.2	516.1	512.3
Other assets(5)	1,814.9	1,847.3	2,135.9	2,200.0	2,116.2	2,318.3
Total Assets	$44,477.8	$44,621.5	$48,009.6	$48,176.7	$50,675.2	$51,086.3
Liabilities
Deposits	$4,958.9	$4,958.5	$4,428.1	$4,428.1	$4,294.6	$4,288.2
Trading liabilities at fair value – derivatives	93.5	93.5	230.6	230.6	205.4	205.4
Credit balances of factoring clients	1,092.9	1,093.5	1,084.9	1,075.7	1,110.7	1,101.5
Other liabilities(6)	2,427.3	2,532.8	2,432.0	2,553.8	2,383.9	2,754.4
Long-term borrowings(7)	27,001.0	27,050.1	30,891.1	30,940.2	33,686.6	33,735.7
Total Liabilities	35,573.6	35,728.4	39,066.7	39,228.4	41,681.2	42,085.2
Stockholders’ Equity
Common stock	2.0	2.0	2.0	2.0	2.0	2.0
Paid-in capital	8,453.8	8,453.8	8,447.4	8,447.4	8,440.4	8,440.4
Accumulated earnings(8)	499.6	488.5	515.9	521.3	563.9	571.0
Accumulated other comprehensive income (loss) income	(39.4)	(39.4)	(12.3)	(12.3)	(4.1)	(4.1)
Treasury stock, at cost	(12.5)	(12.5)	(11.5)	(11.5)	(9.9)	(9.9)
Total Common Stockholders’ Equity	8,903.5	8,892.4	8,941.5	8,946.9	8,992.3	8,999.4
Noncontrolling minority interests	0.7	0.7	1.4	1.4	1.7	1.7
Total Equity	8,904.2	8,893.1	8,942.9	8,948.3	8,994.0	9,001.1
Total Liabilities and Equity	$44,477.8	$44,621.5	$48,009.6	$48,176.7	$50,675.2	$51,086.3
Book Value Per Common Share
Book Value Per Common Share	$44.38	$44.32	$44.58	$44.61	$44.85	$44.88
Tangible Book Value per common share	$42.69	$42.31	$42.84	$42.54	$42.97	$42.69

The following table presents corrected balances to assets and liabilities related to Variable Interest Entities (VIEs) that are consolidated by the Company. The difference between total VIE assets and liabilities represents the Company’s interests in those entities, which were eliminated in consolidation. The assets of the consolidated VIEs will be used to settle the liabilities of those entities and, except for the Company’s interest in the VIEs, are generally not available to the creditors of CIT or any affiliates of CIT.

Assets
Interest bearing deposits, restricted	$695.0	$695.3	$875.7	$876.0	$919.5	$919.8
Assets held for sale	171.7	171.7	132.4	132.4	40.3	40.3
Total loans, net of allowance for loan losses	9,839.9	9,839.9	11,030.7	11,030.7	11,817.7	11,817.7
Operating lease equipment, net	2,948.1	2,947.9	2,974.7	2,974.6	2,870.8	2,870.7
Total Assets	$13,654.7	$13,654.8	$15,013.5	$15,013.7	$15,648.3	$15,648.5
Liabilities
Beneficial interests issued by consolidated VIEs (classified as long-term borrowings)	$8,995.2	$8,995.2	$9,651.0	$9,651.0	$10,116.4	$10,116.4
Total Liabilities	$8,995.2	$8,995.2	$9,651.0	$9,651.0	$10,116.4	$10,116.4

Item 8:  Financial Statements and Supplementary Data

158    CIT ANNUAL REPORT 2011

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Unaudited
	At December 31, 2010		At September 30, 2010		At June 30, 2010		At March 31, 2010
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Assets
Cash and due from banks(1)	$11,204.0	$11,204.2	$11,201.7	$11,202.0	$10,678.4	$10,678.7	$10,065.6	$10,065.9
Investment Securities(2)	328.5	378.3	348.3	397.8	342.4	391.9	336.1	385.3
Trading assets at fair value – derivatives	25.7	33.6	45.2	49.5	216.1	219.0	93.5	97.3
Assets held for sale	1,218.5	1,226.1	887.7	887.7	572.5	572.5	1,368.8	1,368.8
Loans(3)	24,500.5	24,628.6	27,237.0	27,417.9	29,388.6	29,598.8	32,459.6	32,723.1
Allowance for loan losses	(416.2)	(416.2)	(425.5)	(425.5)	(356.9)	(356.9)	(213.9)	(213.9)
Total loans, net of allowance for loan losses	24,084.3	24,212.4	26,811.5	26,992.4	29,031.7	29,241.9	32,245.7	32,509.2
Operating lease equipment, net	11,136.7	11,139.8	10,966.8	10,967.9	10,954.4	10,954.5	10,933.6	10,933.7
Goodwill(4)	277.4	340.4	277.4	346.4	277.4	346.4	277.4	346.4
Intangible assets, net	119.2	119.2	141.5	141.5	174.4	174.4	209.1	209.1
Unsecured counterparty receivable	534.5	532.3	682.5	677.6	818.7	814.2	914.6	911.6
Other assets(5)	2,029.4	2,233.4	2,147.5	2,171.8	2,388.9	2,416.5	2,102.9	2,133.7
Total Assets	$50,958.2	$51,419.7	$53,510.1	$53,834.6	$55,454.9	$55,810.0	$58,547.3	$58,961.0
Liabilities
Deposits	$4,536.2	$4,536.2	$4,733.0	$4,733.0	$4,655.0	$4,655.0	$4,806.6	$4,806.6
Trading liabilities at fair value – derivatives	126.3	126.3	123.0	123.0	46.9	46.9	55.7	55.7
Credit balances of factoring clients	935.3	935.3	959.2	959.2	877.3	877.3	881.1	881.1
Other liabilities(6)	2,466.9	2,872.2	2,440.9	2,744.3	2,422.3	2,756.5	2,406.4	2,777.5
Long-term borrowings(7)	33,979.8	34,028.9	36,408.1	36,457.2	38,743.9	38,793.0	41,836.5	41,885.6
Total Liabilities	42,044.5	42,498.9	44,664.2	45,016.7	46,745.4	47,128.7	49,986.3	50,406.5
Stockholders’ Equity
Common stock	2.0	2.0	2.0	2.0	2.0	2.0	2.0	2.0
Paid-in capital	8,434.1	8,434.1	8,426.6	8,426.6	8,419.1	8,419.1	8,403.8	8,403.8
Accumulated earnings(8)	498.3	505.4	423.6	395.6	307.8	279.6	126.2	119.7
Accumulated other comprehensive income (loss) income	(9.6)	(9.6)	1.1	1.1	(9.7)	(9.7)	35.2	35.2
Treasury stock, at cost	(8.8)	(8.8)	(4.0)	(4.0)	(4.0)	(4.0)	(0.1)	(0.1)
Total Common Stockholders’ Equity	8,916.0	8,923.1	8,849.3	8,821.3	8,715.2	8,687.0	8,567.1	8,560.6
Noncontrolling minority interests	(2.3)	(2.3)	(3.4)	(3.4)	(5.7)	(5.7)	(6.1)	(6.1)
Total Equity	8,913.7	8,920.8	8,845.9	8,817.9	8,709.5	8,681.3	8,561.0	8,554.5
Total Liabilities and Equity	$50,958.2	$51,419.7	$53,510.1	$53,834.6	$55,454.9	$55,810.0	$58,547.3	$58,961.0
Book Value Per Common Share
Book Value Per Common Share	$44.48	$44.51	$44.19	$44.05	$43.52	$43.38	$42.83	$42.79
Tangible Book Value per common share	$42.50	$42.22	$42.10	$41.61	$41.26	$40.78	$40.40	$40.02

The following table presents corrected balances to assets and liabilities related to Variable Interest Entities (VIEs) that are consolidated by the Company. The difference between total VIE assets and liabilities represents the Company’s interests in those entities, which were eliminated in consolidation. The assets of the consolidated VIEs will be used to settle the liabilities of those entities and, except for the Company’s interest in the VIEs, are generally not available to the creditors of CIT or any affiliates of CIT.

Assets
Interest bearing deposits, restricted	$931.2	$1,042.7	$796.1	$892.6	$884.0	$975.6	$891.3	$967.4
Assets held for sale	100.0	100.0	321.3	321.3	312.9	312.9	233.3	233.3
Total loans, net of allowance for loan losses	12,041.5	12,041.5	13,097.9	13,097.9	13,632.5	13,632.5	13,585.7	13,585.7
Operating lease equipment, net	2,900.0	2,900.0	2,754.4	2,754.4	2,605.7	2,605.7	2,519.5	2,519.5
Total Assets	$15,972.7	$16,084.2	$16,969.7	$17,066.2	$17,435.1	$17,526.7	$17,229.8	$17,305.9
Liabilities
Beneficial interests issued by consolidated VIEs (classified as long-term borrowings)	$10,764.7	$10,764.7	$11,817.7	$11,817.7	$12,514.5	$12,514.5	$13,092.1	$13,092.1
Total Liabilities	$10,764.7	$10,764.7	$11,817.7	$11,817.7	$12,514.5	$12,514.5	$13,092.1	$13,092.1

CIT ANNUAL REPORT 2011    159

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Unaudited
	At December 31, 2009
	As Reported	As Revised
Assets
Cash and due from banks(1)	$9,825.9	$9,826.2
Investment Securities(2)	373.6	422.8
Trading assets at fair value – derivatives	44.1	44.0
Assets held for sale	343.8	343.8
Loans(3)	34,837.6	35,162.8
Operating lease equipment, net	10,911.9	10,911.9
Goodwill(4)	277.4	346.4
Intangible assets, net	225.1	225.1
Unsecured counterparty receivable	1,094.5	1,094.5
Other assets(5)	2,093.5	2,127.3
Total Assets	$60,027.4	$60,504.8
Liabilities
Deposits	$5,177.7	$5,177.7
Trading liabilities at fair value – derivatives	41.9	41.9
Credit balances of factoring clients	892.9	892.9
Other liabilities(6)	2,250.5	2,678.8
Long-term borrowings(7)	43,263.0	43,312.1
Total Liabilities	51,626.0	52,103.4
Stockholders’ Equity
Common stock	2.0	2.0
Paid-in capital	8,398.0	8,398.0
Total Common Stockholders’ Equity	8,400.0	8,400.0
Noncontrolling minority interests	1.4	1.4
Total Equity	8,401.4	8,401.4
Total Liabilities and Equity	$60,027.4	$60,504.8
Book Value Per Common Share
Book Value Per Common Share	$41.99	$41.99
Tangible Book Value per common share	$39.48	$39.14

“As Reported” reflects balances reported in the December 31, 2010 Form 10-K and the March 31, 2010, June 30, 2010, September 30, 2010, March 31, 2011, June 30, 2011 and September 30, 2011 Form 10-Qs.

“As Revised” reflects the final revised balances.

Balance Sheet Corrections

(1)	The changes to total cash and deposits primarily reflect reclassifications to other balance sheet accounts, such as overdrafts to other liabilities.

(2)	Investment securities have been revised to record the gross amount of an investment, which was previously reflected net of funding.

(3)	The outstanding loan balance has been revised principally to reflect the reclassification of FSA discounts on active but undrawn credit lines from loans, where they reduced the outstanding balance, to other liabilities, as well as other immaterial corrections.

(4)	Revisions to Goodwill correspond to the recording of corrections that impacted pre-December 2009 results. As required by FSA stockholders’ equity was stated at fair value at December 31, 2009, therefore, the net effect of the aforementioned corrections was an adjustment to Goodwill.

(5)	Other assets has been revised primarily to reflect the reclassification of certain deferred tax assets previously recorded in a deferred tax liability account, a correction to reclassify certain payables previously recorded as a reduction of other assets, as well other immaterial corrections.

(6)	Other liabilities increased primarily due to corrections relating to reclassification of FSA discounts on active but undrawn credit lines from loans, the reclassification of certain deferred tax assets previously recorded in a deferred tax liability account, the recording of Trade Finance customer obligations, and a correction to reclassify certain payables previously recorded as a reduction of other assets, as well other immaterial corrections.

(7)	Long term borrowings increased to record the funding of an investment, which was previously reflected on a net basis.

(8)	Accumulated earnings changed due to the adjustments to net income.

Item 8:  Financial Statements and Supplementary Data

160    CIT ANNUAL REPORT 2011

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS (dollars in millions, except per share data)

	Unaudited
	Nine Months Ended September 30, 2011			Six Months Ended June 30, 2011
	As Reported	Corrections	As Revised	As Reported	Corrections	As Revised
Interest income
Interest and fees on loans(1)	$1,732.4	$(16.8)	$1,715.6	$1,229.8	$(8.4)	$1,221.4
Interest and dividends on investments	23.7	1.9	25.6	15.5	1.5	17.0
Interest income	1,756.1	(14.9)	1,741.2	1,245.3	(6.9)	1,238.4
Interest expense
Interest on long-term borrowings(2)	(2,028.5)	(1.7)	(2,030.2)	(1,455.1)	(0.4)	(1,455.5)
Interest on deposits	(77.9)	–	(77.9)	(49.5)	–	(49.5)
Interest expense	(2,106.4)	(1.7)	(2,108.1)	(1,504.6)	(0.4)	(1,505.0)
Net interest revenue	(350.3)	(16.6)	(366.9)	(259.3)	(7.3)	(266.6)
Provision for credit losses	(255.9)	2.0	(253.9)	(208.1)	1.6	(206.5)
Net interest revenue, after credit provision	(606.2)	(14.6)	(620.8)	(467.4)	(5.7)	(473.1)
Other income
Rental income on operating leases(3)	1,239.2	(1.1)	1,238.1	831.2	(2.1)	829.1
Other(4)	752.9	(6.3)	746.6	518.1	(14.3)	503.8
Total other income	1,992.1	(7.4)	1,984.7	1,349.3	(16.4)	1,332.9
Other expenses
Depreciation on operating lease equipment	(429.3)	(8.4)	(437.7)	(306.0)	(7.4)	(313.4)
Operating expenses(5)	(682.1)	12.3	(669.8)	(462.2)	18.8	(443.4)
Loss on debt extinguishments	(146.6)	–	(146.6)	–	–	–
Total other expenses	(1,258.0)	3.9	(1,254.1)	(768.2)	11.4	(756.8)
Income before provision for income taxes	127.9	(18.1)	109.8	113.7	(10.7)	103.0
Provision (benefit) for income taxes(6)	(123.7)	(0.1)	(123.8)	(92.6)	9.0	(83.6)
Net income before attribution of noncontrolling interests	4.2	(18.2)	(14.0)	21.1	(1.7)	19.4
Net (income) loss attributable to noncontrolling interests, after tax	(2.9)	–	(2.9)	(3.5)	–	(3.5)
Net income(loss)	$1.3	$(18.2)	$(16.9)	$17.6	$(1.7)	$15.9
Basic earnings (loss) per common share	$0.01	$(0.09)	$(0.08)	$0.09	$(0.01)	$0.08
Diluted earnings (loss) per common share	$0.01	$(0.09)	$(0.08)	$0.09	$(0.01)	$0.08
Average number of common shares – basic (thousands)	200,659		200,659	200,631		200,631
Average number of common shares – diluted (thousands)	200,837		200,659	200,893		200,893

CIT ANNUAL REPORT 2011    161

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

				Unaudited
	Year Ended December 31, 2010			Nine Months Ended September 30, 2010			Six Months Ended June 30, 2010
	As Reported	Corrections	As Revised	As Reported	Corrections	As Revised	As Reported	Corrections	As Revised
Interest income
Interest and fees on loans(1)	$3,691.7	$2.2	$3,693.9	$2,944.8	$2.6	$2,947.4	$2,113.9	$(0.6)	$2,113.3
Interest and dividends on investments	28.9	2.8	31.7	21.8	2.1	23.9	14.6	1.4	16.0
Interest income	3,720.6	5.0	3,725.6	2,966.6	4.7	2,971.3	2,128.5	0.8	2,129.3
Interest expense
Interest on long-term borrowings(2)	(2,989.3)	(3.3)	(2,992.6)	(2,310.2)	(1.5)	(2,311.7)	(1,599.8)	(0.8)	(1,600.6)
Interest on deposits	(87.4)	–	(87.4)	(62.8)	–	(62.8)	(39.1)	–	(39.1)
Interest expense	(3,076.7)	(3.3)	(3,080.0)	(2,373.0)	(1.5)	(2,374.5)	(1,638.9)	(0.8)	(1,639.7)
Net interest revenue	643.9	1.7	645.6	593.6	3.2	596.8	489.6	–	489.6
Provision for credit losses	(820.3)	–	(820.3)	(637.9)	–	(637.9)	(472.8)	–	(472.8)
Net interest revenue, after credit provision	(176.4)	1.7	(174.7)	(44.3)	3.2	(41.1)	16.8	–	16.8
Other income
Rental income on operating leases(3)	1,639.7	6.1	1,645.8	1,241.4	4.0	1,245.4	843.7	2.0	845.7
Other(4)	1,002.2	3.3	1,005.5	778.4	(4.7)	773.7	488.9	(4.8)	484.1
Total other income	2,641.9	9.4	2,651.3	2,019.8	(0.7)	2,019.1	1,332.6	(2.8)	1,329.8
Other expenses
Depreciation on operating lease equipment	(679.1)	3.7	(675.4)	(512.5)	0.5	(512.0)	(350.8)	0.5	(350.3)
Operating expenses(5)	(1,018.3)	(3.8)	(1,022.1)	(768.3)	(2.9)	(771.2)	(539.5)	(2.0)	(541.5)
Total other expenses	(1,697.4)	(0.1)	(1,697.5)	(1,280.8)	(2.4)	(1,283.2)	(890.3)	(1.5)	(891.8)
Income before provision for income taxes	768.1	11.0	779.1	694.7	0.1	694.8	459.1	(4.3)	454.8
Provision (benefit) for income taxes(6)	(246.9)	(4.0)	(250.9)	(248.9)	(28.1)	(277.0)	(131.6)	(23.9)	(155.5)
Net income before attribution of noncontrolling interests	521.2	7.0	528.2	445.8	(28.0)	417.8	327.5	(28.2)	299.3
Net (income) loss attributable to noncontrolling interests, after tax	(4.4)	–	(4.4)	(3.8)	–	(3.8)	(1.3)	–	(1.3)
Net income	$516.8	$7.0	$523.8	$442.0	$(28.0)	$414.0	$326.2	$(28.2)	$298.0
Basic earnings per common share	$2.58	$0.04	$2.62	$2.21	$(0.14)	$2.07	$1.63	$(0.14)	$1.49
Diluted earnings per common share	$2.58	$0.03	$2.61	$2.20	$(0.13)	$2.07	$1.63	$(0.14)	$1.49
Average number of common shares – basic (thousands)	200,201		200,201	200,147		200,147	200,057		200,057
Average number of common shares – diluted (thousands)	200,575		200,575	200,464		200,464	200,359		200,359

Item 8:  Financial Statements and Supplementary Data

162    CIT ANNUAL REPORT 2011

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS (dollars in millions, except per share data)

	Unaudited
	Quarter Ended September 30, 2011			Quarter Ended June 30, 2011			Quarter Ended March 31, 2011
	As Reported	Corrections	As Revised	As Reported	Corrections	As Revised	As Reported	Corrections	As Revised
Interest income
Interest and fees on loans(1)	$502.6	$(8.4)	$494.2	$594.3	$(3.3)	$591.0	$635.5	$(5.1)	$630.4
Interest and dividends on investments	8.2	0.4	8.6	7.8	0.8	8.6	7.7	0.7	8.4
Interest income	510.8	(8.0)	502.8	602.1	(2.5)	599.6	643.2	(4.4)	638.8
Interest expense
Interest on long-term borrowings(2)	(573.4)	(1.3)	(574.7)	(780.6)	(0.7)	(781.3)	(674.5)	0.3	(674.2)
Interest on deposits	(28.4)	–	(28.4)	(25.1)	–	(25.1)	(24.4)	–	(24.4)
Interest expense	(601.8)	(1.3)	(603.1)	(805.7)	(0.7)	(806.4)	(698.9)	0.3	(698.6)
Net interest revenue	(91.0)	(9.3)	(100.3)	(203.6)	(3.2)	(206.8)	(55.7)	(4.1)	(59.8)
Provision for credit losses	(47.8)	0.4	(47.4)	(84.7)	0.6	(84.1)	(123.4)	1.0	(122.4)
Net interest revenue, after credit provision	(138.8)	(8.9)	(147.7)	(288.3)	(2.6)	(290.9)	(179.1)	(3.1)	(182.2)
Other income
Rental income on operating leases(3)	408.0	1.0	409.0	417.9	2.3	420.2	413.3	(4.4)	408.9
Other(4)	234.8	8.0	242.8	239.9	(6.5)	233.4	278.2	(7.8)	270.4
Total other income	642.8	9.0	651.8	657.8	(4.2)	653.6	691.5	(12.2)	679.3
Other expenses
Depreciation on operating lease equipment	(123.3)	(1.0)	(124.3)	(145.5)	(7.7)	(153.2)	(160.5)	0.3	(160.2)
Operating expenses(5)	(219.9)	(6.5)	(226.4)	(245.8)	7.3	(238.5)	(216.4)	11.5	(204.9)
Loss on debt extinguishments	(146.6)	–	(146.6)	–	–	–	–	–	–
Total other expenses	(489.8)	(7.5)	(497.3)	(391.3)	(0.4)	(391.7)	(376.9)	11.8	(365.1)
Income before provision for income taxes	14.2	(7.4)	6.8	(21.8)	(7.2)	(29.0)	135.5	(3.5)	132.0
Provision (benefit) for income taxes(6)	(31.1)	(9.1)	(40.2)	(26.9)	5.5	(21.4)	(65.7)	3.5	(62.2)
Net income before attribution of noncontrolling interests	(16.9)	(16.5)	(33.4)	(48.7)	(1.7)	(50.4)	69.8	–	69.8
Net (income) loss attributable to noncontrolling interests, after tax	0.6	–	0.6	0.7	–	0.7	(4.2)	–	(4.2)
Net income (loss)	$(16.3)	$(16.5)	$(32.8)	$(48.0)	$(1.7)	$(49.7)	$65.6	$–	$65.6
Basic earnings (loss) per common share	$(0.08)	$(0.08)	$(0.16)	$(0.24)	$(0.01)	$(0.25)	$0.33	$–	$0.33
Diluted earnings (loss) per common share	$(0.08)	$(0.08)	$(0.16)	$(0.24)	$(0.01)	$(0.25)	$0.33	$–	$0.33
Average number of common shares – basic (thousands)	200,714		200,714	200,658		200,658	200,605		200,605
Average number of common shares – diluted (thousands)	200,714		200,714	200,658		200,658	200,933		200,933

CIT ANNUAL REPORT 2011    163

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Unaudited
	Quarter Ended December 31, 2010			Quarter Ended September 30, 2010
	As Reported	Corrections	As Revised	As Reported	Corrections	As Revised
Interest income
Interest and fees on loans(1)	$746.9	$(0.4)	$746.5	$830.9	$3.2	$834.1
Interest and dividends on investments	7.1	0.7	7.8	7.2	0.7	7.9
Interest income	754.0	0.3	754.3	838.1	3.9	842.0
Interest expense
Interest on long-term borrowings(2)	(679.1)	(1.8)	(680.9)	(710.4)	(0.7)	(711.1)
Interest on deposits	(24.6)	–	(24.6)	(23.7)	–	(23.7)
Interest expense	(703.7)	(1.8)	(705.5)	(734.1)	(0.7)	(734.8)
Net interest revenue	50.3	(1.5)	48.8	104.0	3.2	107.2
Provision for credit losses	(182.4)	–	(182.4)	(165.1)	–	(165.1)
Net interest revenue, after credit provision	(132.1)	(1.5)	(133.6)	(61.1)	3.2	(57.9)
Other income
Rental income on operating leases(3)	398.3	2.1	400.4	397.7	2.0	399.7
Other(4)	223.8	8.0	231.8	289.5	0.1	289.6
Total other income	622.1	10.1	632.2	687.2	2.1	689.3
Other expenses
Depreciation on operating lease equipment	(166.6)	3.2	(163.4)	(161.7)	–	(161.7)
Operating expenses(5)	(250.0)	(0.9)	(250.9)	(228.8)	(0.9)	(229.7)
Total other expenses	(416.6)	2.3	(414.3)	(390.5)	(0.9)	(391.4)
Income before provision for income taxes	73.4	10.9	84.3	235.6	4.4	240.0
Provision (benefit) for income taxes(6)	2.0	24.1	26.1	(117.3)	(4.2)	(121.5)
Net income before attribution of noncontrolling interests	75.4	35.0	110.4	118.3	0.2	118.5
Net (income) loss attributable to noncontrolling interests, after tax	(0.6)	–	(0.6)	(2.5)	–	(2.5)
Net income	$74.8	$35.0	$109.8	$115.8	$0.2	$116.0
Basic earnings per common share	$0.37	$0.18	$0.55	$0.58	$–	$0.58
Diluted earnings per common share	$0.37	$0.18	$0.55	$0.58	$–	$0.58
Average number of common shares – basic (thousands)	200,359		200,359	200,323		200,323
Average number of common shares – diluted (thousands)	200,905		200,905	200,668		200,668

Item 8:  Financial Statements and Supplementary Data

164    CIT ANNUAL REPORT 2011

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Unaudited
	Quarter Ended June 30, 2010			Quarter Ended March 31, 2010
	As Reported	Corrections	As Revised	As Reported	Corrections	As Revised
Interest income
Interest and fees on loans(1)	$1,016.5	$(0.3)	$1,016.2	$1,097.4	$(0.3)	$1,097.1
Interest and dividends on investments	7.3	0.7	8.0	7.3	0.7	8.0
Interest income	1,023.8	0.4	1,024.2	1,104.7	0.4	1,105.1
Interest expense
Interest on long-term borrowings(2)	(789.2)	(0.7)	(789.9)	(810.6)	(0.1)	(810.7)
Interest on deposits	(18.3)	–	(18.3)	(20.8)	–	(20.8)
Interest expense	(807.5)	(0.7)	(808.2)	(831.4)	(0.1)	(831.5)
Net interest revenue	216.3	(0.3)	216.0	273.3	0.3	273.6
Provision for credit losses	(246.7)	–	(246.7)	(226.1)	–	(226.1)
Net interest revenue, after credit provision	(30.4)	(0.3)	(30.7)	47.2	0.3	47.5
Other income
Rental income on operating leases(3)	417.9	1.2	419.1	425.8	0.8	426.6
Other(4)	338.5	(2.8)	335.7	150.4	(2.0)	148.4
Total other income	756.4	(1.6)	754.8	576.2	(1.2)	575.0
Other expenses
Depreciation on operating lease equipment	(178.1)	0.8	(177.3)	(172.7)	(0.3)	(173.0)
Operating expenses(5)	(277.8)	(1.0)	(278.8)	(261.7)	(1.0)	(262.7)
Total other expenses	(455.9)	(0.2)	(456.1)	(434.4)	(1.3)	(435.7)
Income before provision for income taxes	270.1	(2.1)	268.0	189.0	(2.2)	186.8
Provision (benefit) for income taxes(6)	(88.2)	(19.6)	(107.8)	(43.4)	(4.3)	(47.7)
Net income before attribution of noncontrolling interests	181.9	(21.7)	160.2	145.6	(6.5)	139.1
Net (income) loss attributable to noncontrolling interests, after tax	(0.3)	–	(0.3)	(1.0)	–	(1.0)
Net income	$181.6	$(21.7)	$159.9	$144.6	$(6.5)	$138.1
Basic earnings per common share	$0.91	$(0.11)	$0.80	$0.72	$(0.03)	$0.69
Diluted earnings per common share	$0.91	$(0.11)	$0.80	$0.72	$(0.03)	$0.69
Average number of common shares – basic (thousands)	200,075		200,075	200,040		200,040
Average number of common shares – diluted (thousands)	200,644		200,644	200,076		200,076

“As Reported” reflects balances reported in the December 31, 2010 form 10-K and the March 31, 2010, June 30, 2010, September 30, 2010, March 31, 2011, June 30, 2011, and September 30, 2011 Form 10-Qs.

“Corrections” reflect changes to the originally reported balances and are described below.

“As Revised” reflects the final revised balances.

Income Statement Corrections

(1)	Interest and fees on loans have been revised to reflect a reclassification of cash payments received on assets held for sale incorrectly recognized as ‘interest income’ rather than ‘other income’, and an adjustment necessary to reduce an FSA discount on an unfunded commitment that was not appropriately decreased when the associated line was reduced in September 2010 and interest income on an investment which was previously reported on a net basis. Also impacting this line item is the correction of interest income related to a specific vendor portfolio and other immaterial items.

(2)	Interest on long term borrowings has been revised to primarily reflect interest due on a secured debt obligation, which was recorded on a net rather than gross basis, as well as other immaterial items.

(3)	Rental Income on operating leases has been revised to correct for the timing of recognition of cash receipts on certain non-accrual accounts.

(4)	Other income has been revised to reflect the reclassification of cash payments received on assets held for sale incorrectly recognized as ‘interest income’ rather than ‘other income’, the release of an aircraft maintenance liability not

CIT ANNUAL REPORT 2011    165

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

appropriately reflected at the time of disposition, the correction of the timing of recognition of unrealized gains relating to warrants, as well as other immaterial items.

(5)	Operating expenses have been revised for an incorrect recording of servicing costs, to correct for timing of capital tax obligations, as well as other immaterial items.

(6)	Provision for income taxes was revised as a result of items arising from tax account reconciliations, deferred taxes and recording the above adjustments.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)* (dollars in millions)

*	Except for December 31, 2010 and 2009 period end balances.

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Treasury Stock	Noncontrolling Interest in Subsidiaries	Total Stockholders’ Equity
December 31, 2009 (revised)	$2.0	$8,398.0	$–	$–	$–	$1.4	$8,401.4
Adoption of new accounting pronouncement			(18.4)			(8.4)	(26.8)
Net Income	–	–	138.1			1.0	139.1
Foreign currency translation adjustments				35.6			35.6
Change in fair values of derivatives qualifying as cash flow hedges				(0.3)			(0.3)
Unrealized loss on available for sale equity investments, net				(0.1)			(0.1)
Total comprehensive income							174.3
Restricted stock and stock option expenses		5.8			(0.1)		5.7
Distribution of earnings and capital						(0.1)	(0.1)
March 31, 2010 (revised)	2.0	8,403.8	119.7	35.2	(0.1)	(6.1)	8,554.5
Net Income			159.9			0.3	160.2
Foreign currency translation adjustments				(47.0)			(47.0)
Change in fair values of derivatives qualifying as cash flow hedges				0.2			0.2
Unrealized gain on available for sale equity investments, net				2.1			2.1
Minimum pension liability adjustment				(0.2)			(0.2)
Total comprehensive income							115.3
Restricted stock and stock option expenses		15.3			(3.9)		11.4
Distribution of earnings and capital						0.1	0.1
June 30, 2010 (revised)	2.0	8,419.1	279.6	(9.7)	(4.0)	(5.7)	8,681.3
Net Income			116.0			2.5	118.5
Foreign currency translation adjustments				12.0			12.0
Change in fair values of derivatives qualifying as cash flow hedges				0.1			0.1
Unrealized loss on available for sale equity investments, net				(1.2)			(1.2)
Minimum pension liability adjustment				(0.1)			(0.1)
Total comprehensive income							129.3
Restricted stock and stock option expenses		7.5					7.5
Distribution of earnings and capital						(0.2)	(0.2)
September 30, 2010 (revised)	$2.0	$8,426.6	$395.6	$1.1	$(4.0)	$(3.4)	$8,817.9

Item 8:  Financial Statements and Supplementary Data

166    CIT ANNUAL REPORT 2011

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Treasury Stock	Noncontrolling Interest in Subsidiaries	Total Stockholders’ Equity
September 30, 2010 (revised)	$2.0	$8,426.6	$395.6	$1.1	$(4.0)	$(3.4)	$8,817.9
Net Income			109.8			0.6	110.4
Foreign currency translation adjustments				(13.5)			(13.5)
Change in fair values of derivatives qualifying as cash flow hedges				(1.7)			(1.7)
Unrealized gain on available for sale equity investments, net				1.4			1.4
Minimum pension liability adjustment				3.1			3.1
Total comprehensive income							99.7
Restricted stock and stock option expenses		7.5			(4.8)		2.7
Distribution of earnings and capital						0.5	0.5
December 31, 2010 (revised)	2.0	8,434.1	505.4	(9.6)	(8.8)	(2.3)	8,920.8
Net Income			65.6			4.2	69.8
Foreign currency translation adjustments				6.8			6.8
Change in fair values of derivatives qualifying as cash flow hedges				0.9			0.9
Unrealized loss on available for sale equity investments, net				(2.1)			(2.1)
Minimum pension liability adjustment				(0.1)			(0.1)
Total comprehensive income							75.3
Restricted stock and stock option expenses		6.3			(1.1)		5.2
Distribution of earnings and capital						(0.2)	(0.2)
March 31, 2011 (revised)	2.0	8,440.4	571.0	(4.1)	(9.9)	1.7	9,001.1
Net loss			(49.7)			(0.7)	(50.4)
Foreign currency translation adjustments				(15.8)			(15.8)
Change in fair values of derivatives qualifying as cash flow hedges				(0.4)			(0.4)
Unrealized gain on available for sale equity investments, net				8.0			8.0
Minimum pension liability adjustment							–
Total comprehensive loss							(58.6)
Restricted stock and stock option expenses		7.0			(1.6)		5.4
Distribution of earnings and capital						0.4	0.4
June 30, 2011 (revised)	2.0	8,447.4	521.3	(12.3)	(11.5)	1.4	8,948.3
Net loss			(32.8)			(0.6)	(33.4)
Foreign currency translation adjustments				(20.2)			(20.2)
Change in fair values of derivatives qualifying as cash flow hedges				0.5			0.5
Unrealized loss on available for sale equity investments, net				(7.4)			(7.4)
Minimum pension liability adjustment							–
Total comprehensive loss							(60.5)
Restricted stock and stock option expenses		6.1			(1.0)		5.1
Distribution of earnings and capital						(0.1)	(0.1)
Employee stock purchase plan participation		0.3					0.3
September 30, 2011 (revised)	$2.0	$8,453.8	$488.5	$(39.4)	$(12.5)	$0.7	$8,893.1

CIT ANNUAL REPORT 2011    167

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF CASH FLOWS (dollars in millions)

The Company is revising information contained in certain notes to the quarterly consolidated financial statements that were previously filed within Form 10-Q. The revised notes include Regulatory Capital and Business Segment Information to present the revised balances. Other information contained in the notes to the quarterly financial statements was not impacted by the corrections that were recorded in the revision and / or were not significantly impacted, and therefore are not presented herein.

	Unaudited
	Nine Months Ended September 30, 2011		Six Months Ended June 30, 2011		Quarter Ended March 31, 2011
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Cash Flows From Operations
Net income (loss)	$1.3	$(16.9)	$17.6	$15.9	$65.6	$65.6
Adjustments to reconcile net income (loss) to net cash flows from operations:
Provision for credit losses	255.9	253.9	208.1	206.5	123.4	122.4
Net depreciation, amortization and (accretion)	404.9	415.7	315.2	329.2	111.5	121.1
Net gains on equipment, receivable and investment sales	(385.4)	(384.8)	(253.7)	(252.6)	(134.9)	(135.4)
Loss on debt extinguishment	121.6	121.6	–	–	–	–
Provision for deferred income taxes	26.0	31.4	16.3	12.6	21.3	17.9
Decrease (increase) in finance receivables held for sale	11.4	12.9	5.7	7.2	(0.7)	(1.8)
Decrease (increase) in other assets	87.4	272.1	(84.7)	65.1	(44.9)	(35.9)
(Decrease) increase in accrued liabilities and payables	(122.8)	(305.4)	31.1	(128.1)	(18.1)	(20.6)
Net cash flows provided by operations	400.3	400.5	255.6	255.8	123.2	133.3
Cash Flows From Investing Activities
Loans extended and purchased	(15,225.4)	(15,225.4)	(10,611.8)	(10,611.8)	(4,652.2)	(4,652.2)
Principal collections of loans and investments	16,719.8	16,719.8	11,708.3	11,713.6	5,371.7	5,393.5
Purchases of investment securities	(13,928.4)	(13,928.4)	(12,633.4)	(12,633.4)	(6,125.5)	(6,125.5)
Proceeds from maturities and sales of investment securities	13,512.2	13,512.2	9,956.2	9,956.2	–	–
Proceeds from asset and receivable sales	2,524.0	2,524.0	1,681.4	1,681.4	860.6	860.6
Purchases of assets to be leased and other equipment	(1,080.5)	(1,080.5)	(546.5)	(546.5)	(328.4)	(328.4)
Net decrease in short-term factoring receivables	(39.2)	(39.2)	(26.4)	(26.4)	(73.3)	(73.3)
Change in restricted cash	528.0	528.0	128.0	128.0	1,210.1	1,210.1
Net cash flows provided by (used in) investing activities	3,010.5	3,010.5	(344.2)	(338.9)	(3,737.0)	(3,715.2)
Cash Flows From Financing Activities
Proceeds from the issuance of term debt	4,876.1	4,876.1	2,692.8	2,692.8	2,354.5	2,354.5
Repayments of term debt	(12,577.1)	(12,577.1)	(6,275.6)	(6,275.6)	(2,838.9)	(2,838.9)
Net increase (decrease) in deposits	441.6	441.6	(94.0)	(94.0)	(233.6)	(233.6)
Net repayments of non-recourse leveraged lease debt	(4.5)	(4.5)	(9.6)	(9.6)	(5.5)	(5.5)
Collection of security deposits and maintenance funds	418.3	418.3	264.4	264.4	125.8	125.8
Repayment of security deposits and maintenance funds	(352.1)	(352.1)	(209.7)	(209.7)	(95.6)	(95.6)
Net cash flows used in financing activities	(7,197.7)	(7,197.7)	(3,631.7)	(3,631.7)	(693.3)	(693.3)
Decrease in cash and cash equivalents	(3,786.9)	(3,786.7)	(3,720.3)	(3,714.8)	(4,307.1)	(4,275.2)
Unrestricted cash and cash equivalents, beginning of period	8,650.2	8,650.4	8,650.2	8,650.4	8,650.2	8,650.4
Unrestricted cash and cash equivalents, end of period	$4,863.3	$4,863.7	$4,929.9	$4,935.6	$4,343.1	$4,375.2

Item 8:  Financial Statements and Supplementary Data

168    CIT ANNUAL REPORT 2011

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Unaudited
	Twelve Months Ended December 31, 2010		Nine Months Ended September 30, 2010		Six Months Ended June 30, 2010		Quarter Ended March 31, 2010
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Cash Flows From Operations
Net income	$516.8	$523.8	$442.0	$414.0	$326.2	$298.0	$144.6	$138.1
Adjustments to reconcile net income to net cash flows from operations:
Provision for credit losses	820.3	820.3	637.9	637.9	472.8	472.8	226.1	226.1
Net depreciation, amortization and (accretion)	(495.2)	(507.0)	(437.6)	(445.1)	(423.4)	(425.3)	(236.0)	(236.7)
Net gains on equipment, receivable and investment sales	(438.0)	(438.9)	(352.4)	(352.7)	(189.1)	(189.4)	(63.5)	(63.6)
Provision for deferred income taxes	98.6	105.9	109.2	137.2	69.6	93.4	16.3	20.5
Decrease in finance receivables held for sale	32.8	31.2	13.1	13.1	5.6	5.6	7.0	7.0
Decrease in other assets	(201.1)	(377.1)	(355.2)	(345.3)	(151.3)	(143.5)	(140.2)	(138.1)
Increase in accrued liabilities and payables	252.3	428.2	224.2	222.1	67.7	66.5	164.3	165.3
Net cash flows provided by operations	586.5	586.4	281.2	281.2	178.1	178.1	118.6	118.6
Cash Flows From Investing Activities
Loans extended and purchased	(18,898.5)	(18,898.5)	(13,659.6)	(13,659.6)	(8,992.8)	(8,992.8)	(4,113.1)	(4,113.1)
Principal collections of loans and investments	25,673.4	25,673.4	19,282.3	19,282.3	13,645.2	13,645.2	6,510.8	6,510.8
Purchases of investment securities	(148.4)	(148.4)	(131.9)	(131.9)	(107.7)	(107.7)	(96.4)	(96.4)
Proceeds from maturities and sales of investment securities	191.7	191.7	152.2	152.2	125.3	125.3	116.3	116.3
Proceeds from asset and receivable sales	5,262.6	5,262.6	3,912.5	3,912.5	2,415.6	2,415.6	389.4	389.4
Purchases of assets to be leased and other equipment	(1,286.9)	(1,286.9)	(867.6)	(867.6)	(616.6)	(616.6)	(284.7)	(284.7)
Net decrease in short-term factoring receivables	527.1	527.1	346.4	346.4	395.1	395.1	154.8	154.8
Change in restricted cash	(1,133.1)	(1,133.1)	(162.2)	(162.2)	258.7	258.7	(528.7)	(528.7)
Net cash flows provided by investing activities	10,187.9	10,187.9	8,872.1	8,872.1	7,122.8	7,122.8	2,148.4	2,148.4
Cash Flows From Financing Activities
Proceeds from the issuance of term debt	3,022.8	3,022.8	2,662.9	2,662.9	2,156.1	2,156.1	1,056.2	1,056.2
Repayments of term debt	(13,007.0)	(13,007.0)	(10,266.3)	(10,266.3)	(7,887.1)	(7,887.1)	(3,269.4)	(3,269.4)
Net decrease in deposits	(597.1)	(597.1)	(401.9)	(401.9)	(490.8)	(490.8)	(365.1)	(365.1)
Net repayments of non-recourse leveraged lease debt	(22.2)	(22.2)	(17.7)	(17.7)	(14.3)	(14.3)	(8.6)	(8.6)
Collection of security deposits and maintenance funds	660.9	660.9	542.2	542.2	346.6	346.6	189.7	189.7
Repayment and usage of security deposits and maintenance funds	(586.8)	(586.8)	(487.8)	(487.8)	(329.2)	(329.2)	(187.8)	(187.8)
Net cash flows used in financing activities	(10,529.4)	(10,529.4)	(7,968.6)	(7,968.6)	(6,218.7)	(6,218.7)	(2,585.0)	(2,585.0)
Increase (decrease) in cash and cash equivalents	245.0	244.9	1,184.7	1,184.7	1,082.2	1,082.2	(318.0)	(318.0)
Unrestricted cash and cash equivalents, beginning of period	8,405.2	8,405.5	8,405.2	8,405.5	8,405.2	8,405.5	8,405.2	8,405.5
Unrestricted cash and cash equivalents, end of period	$8,650.2	$8,650.4	$9,589.9	$9,590.2	$9,487.4	$9,487.7	$8,087.2	$8,087.5

CIT ANNUAL REPORT 2011    169

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Item 8:  Financial Statements and Supplementary Data

170    CIT ANNUAL REPORT 2011

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tier 1 Capital and Total Capital Components (dollars in millions)

	CIT Group Inc.
	Unaudited				Unaudited
	September 30 2011	June 30 2011	March 31 2011	December 31 2010	September 30 2010	June 30 2010	March 31 2010	December 31 2009
	Revised	Revised	Revised	Revised	Revised	Revised	Revised	Revised
Tier 1 Capital
Total stockholders’ equity	$8,892.4	$8,946.9	$8,999.4	$8,923.1	$8,821.3	$8,687.0	$8,560.6	$8,400.0
Effect of certain items in accumulated other comprehensive loss excluded from Tier 1 Capital	(2.6)	(9.5)	(2.0)	(3.3)	(0.5)	(1.7)	0.4	–
Adjusted total equity	8,889.8	8,937.4	8,997.4	8,919.8	8,820.8	8,685.3	8,561.0	8,400.0
Less: Goodwill(1)	(338.0)	(340.4)	(346.4)	(346.4)	(346.4)	(346.4)	(346.4)	(346.4)
Disallowed intangible assets	(73.5)	(84.1)	(99.1)	(119.2)	(141.5)	(174.4)	(209.1)	(225.1)
Investment in certain subsidiaries	(32.6)	(35.3)	(34.4)	(33.4)	–	–	–	(2.8)
Other Tier 1 components(2)	(65.9)	(62.7)	(59.0)	(65.2)	(88.2)	(88.5)	(93.4)	(98.5)
Total Tier 1 Capital	8,379.8	8,414.9	8,458.5	8,355.6	8,244.7	8,076.0	7,912.1	7,727.2
Tier 2 Capital
Qualifying reserve for credit losses(3)	437.0	439.3	415.3	428.2	425.5	356.9	213.9	–
Less: Investment in certain subsidiaries	(32.6)	(35.3)	(34.4)	(33.4)	–	–	–	–
Other Tier 2 components(4)	0.1	2.6	0.2	0.2	0.4	1.0	0.8	–
Total Tier 2 Capital	404.5	406.6	381.1	395.0	425.9	357.9	214.7	–
Total Capital (Tier 1 and Tier 2 Capital)	$8,784.3	$8,821.5	$8,839.6	$8,750.6	$8,670.6	$8,433.9	$8,126.8	$7,727.2
Risk-weighted assets	$44,716.0	$44,126.2	$42,207.9	$43,987.1	$45,123.0	$46,965.4	$51,104.2	$54,242.3
Total Capital (to risk-weighted assets):
Actual	19.6%	20.0%	20.9%	19.9%	19.2%	18.0%	15.9%	14.2%
Required Ratio for Capital Adequacy Purposes(5)	13.0%	13.0%	13.0%	13.0%	13.0%	13.0%	13.0%	13.0%
Tier 1 Capital (to risk-weighted assets):
Actual	18.7%	19.1%	20.0%	19.0%	18.3%	17.2%	15.5%	14.2%
Required Ratio for Capital Adequacy Purposes	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%
Tier 1 Capital Leverage Ratio:
Actual	17.9%	17.0%	17.0%	16.0%	15.3%	14.3%	13.4%	11.2%
Required Ratio for Capital Adequacy Purposes	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%

(1)	Goodwill adjustment also reflects the portion included within assets held for sale.

(2)	Includes the portion of net deferred tax assets that does not qualify for inclusion in Tier 1 capital based on the capital guidelines and the Tier 1 capital charge for nonfinancial equity investments and the Tier 1 Capital deduction for net unrealized losses on available-for-sale marketable securities (net of tax).

(3)	”Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit, and deferred purchase agreements, all of which are recorded in Other Liabilities.

(4)	Banking organizations are permitted to include in Tier 2 Capital up to 45% of net unrealized pretax gains on available-for-sale equity securities with readily determinable fair values.

(5)	The Company and CIT Bank each committed to maintaining capital ratios above regulatory minimum levels.

CIT ANNUAL REPORT 2011    171

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BUSINESS SEGMENT INFORMATION

The following tables present the impacts of revising prior period segment balances.

	Unaudited
	Nine Months Ended September 30, 2011			Quarter Ended September 30, 2011
	As Reported	Corrections(1)	As Revised	As Reported	Corrections(1)	As Revised
Corporate Finance(2)
Total interest income	$733.7	$(16.0)	$717.7	$201.4	$(12.4)	$189.0
Total interest expense	(554.7)	(0.2)	(554.9)	(165.6)	(0.1)	(165.7)
Provision for credit losses	(162.9)	(0.1)	(163.0)	(37.6)	(0.1)	(37.7)
Rental income on operating leases	13.5	0.6	14.1	3.4	0.7	4.1
Other income, excluding rental income	363.6	(1.0)	362.6	85.1	8.0	93.1
Depreciation on operating lease equipment	(6.7)	0.4	(6.3)	(2.1)	0.4	(1.7)
Other expenses	(169.8)	0.4	(169.4)	(51.5)	–	(51.5)
Income (loss) before provision for income taxes	$216.7	$(15.9)	$200.8	$33.1	$(3.5)	$29.6
Transportation Finance
Total interest income	$125.0	$(1.6)	$123.4	$38.0	$(0.7)	$37.3
Total interest expense	(663.6)	–	(663.6)	(202.3)	–	(202.3)
Provision for credit losses	(8.7)	–	(8.7)	(2.2)	–	(2.2)
Rental income on operating leases	1,006.1	1.1	1,007.2	341.9	0.3	342.2
Other income, excluding rental income	114.7	(4.6)	110.1	57.4	(0.4)	57.0
Depreciation on operating lease equipment	(272.7)	(7.5)	(280.2)	(89.3)	(1.4)	(90.7)
Other expenses	(120.5)	0.1	(120.4)	(43.3)	–	(43.3)
Income (loss) before provision for income taxes	$180.3	$(12.5)	$167.8	$100.2	$(2.2)	$98.0
Trade Finance
Total interest income	$56.8	$–	$56.8	$21.8	$–	$21.8
Total interest expense	(74.3)	–	(74.3)	(19.1)	–	(19.1)
Provision for credit losses	(11.7)	–	(11.7)	(4.4)	–	(4.4)
Rental income on operating leases	–	–	–	–	–	–
Other income, excluding rental income	120.8	(0.5)	120.3	40.9	–	40.9
Depreciation on operating lease equipment	–	–	–	–	–	–
Other expenses	(82.8)	–	(82.8)	(28.6)	–	(28.6)
Income (loss) before provision for income taxes	$8.8	$(0.5)	$8.3	$10.6	$–	$10.6
Vendor Finance(2)
Total interest income	$620.8	$2.7	$623.5	$180.1	$5.1	$185.2
Total interest expense	(407.4)	(1.0)	(408.4)	(109.2)	(0.7)	(109.9)
Provision for credit losses	(70.2)	2.1	(68.1)	(3.0)	0.5	(2.5)
Rental income on operating leases	219.6	(2.8)	216.8	62.7	–	62.7
Other income, excluding rental income	145.8	–	145.8	59.9	0.2	60.1
Depreciation on operating lease equipment	(149.9)	(1.3)	(151.2)	(31.9)	–	(31.9)
Other expenses	(239.0)	4.7	(234.3)	(77.8)	(0.5)	(78.3)
Income (loss) before provision for income taxes	$119.7	$4.4	$124.1	$80.8	$4.6	$85.4
Consumer
Total interest income	$204.2	$–	$204.2	$64.5	$–	$64.5
Total interest expense	(144.0)	–	(144.0)	(42.3)	–	(42.3)
Provision for credit losses	(2.4)	–	(2.4)	(0.6)	–	(0.6)
Rental income on operating leases	–	–	–	–	–	–
Other income, excluding rental income	11.2	(0.5)	10.7	5.0	(0.1)	4.9
Depreciation on operating lease equipment	–	–	–	–	–	–
Other expenses	(49.7)	–	(49.7)	(16.8)	–	(16.8)
Income (loss) before provision for income taxes	$19.3	$(0.5)	$18.8	$9.8	$(0.1)	$9.7
Corporate and Other
Total interest income	$15.6	$–	$15.6	$5.0	$–	$5.0
Total interest expense	(262.4)	(0.5)	(262.9)	(63.3)	(0.5)	(63.8)
Provision for credit losses	–	–	–	–	–	–
Rental income on operating leases	–	–	–	–	–	–
Other income, excluding rental income	(3.2)	0.3	(2.9)	(13.5)	0.3	(13.2)
Depreciation on operating lease equipment	–	–	–	–	–	–
Other expenses	(166.9)	7.1	(159.8)	(148.5)	(6.0)	(154.5)
Income (loss) before provision for income taxes	$(416.9)	$6.9	$(410.0)	$(220.3)	$(6.2)	$(226.5)

Item 8:  Financial Statements and Supplementary Data

172    CIT ANNUAL REPORT 2011

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Unaudited
	Six Months Ended June 30, 2011			Quarter Ended June 30, 2011
	As Reported	Corrections(1)	As Revised	As Reported	Corrections(1)	As Revised
Corporate Finance(2)
Total interest income	$532.3	$(3.6)	$528.7	$253.2	$(0.3)	$252.9
Total interest expense	(389.1)	(0.1)	(389.2)	(200.6)	(0.1)	(200.7)
Provision for credit losses	(125.3)	–	(125.3)	(60.8)	–	(60.8)
Rental income on operating leases	10.1	(0.1)	10.0	4.5	1.8	6.3
Other income, excluding rental income	278.5	(9.0)	269.5	116.7	(2.5)	114.2
Depreciation on operating lease equipment	(4.6)	–	(4.6)	(2.3)	0.1	(2.2)
Other expenses	(118.3)	0.4	(117.9)	(63.2)	–	(63.2)
Income (loss) before provision for income taxes	$183.6	$(12.4)	$171.2	$47.5	$(1.0)	$46.5
Transportation Finance
Total interest income	$87.0	$(0.9)	$86.1	$44.5	$(1.0)	$43.5
Total interest expense	(461.3)	–	(461.3)	(250.8)	–	(250.8)
Provision for credit losses	(6.5)	–	(6.5)	(4.7)	–	(4.7)
Rental income on operating leases	664.2	0.8	665.0	339.5	0.5	340.0
Other income, excluding rental income	57.3	(4.2)	53.1	33.0	(3.9)	29.1
Depreciation on operating lease equipment	(183.4)	(6.1)	(189.5)	(86.7)	(6.3)	(93.0)
Other expenses	(77.2)	0.1	(77.1)	(37.4)	–	(37.4)
Income (loss) before provision for income taxes	$80.1	$(10.3)	$69.8	$37.4	$(10.7)	$26.7
Trade Finance
Total interest income	$35.0	$–	$35.0	$17.9	$–	$17.9
Total interest expense	(55.2)	–	(55.2)	(29.5)	–	(29.5)
Provision for credit losses	(7.3)	–	(7.3)	(4.0)	–	(4.0)
Rental income on operating leases	–	–	–	–	–	–
Other income, excluding rental income	79.9	(0.5)	79.4	42.8	(0.1)	42.7
Depreciation on operating lease equipment	–	–	–	–	–	–
Other expenses	(54.2)	–	(54.2)	(26.4)	–	(26.4)
Income (loss) before provision for income taxes	$(1.8)	$(0.5)	$(2.3)	$0.8	$(0.1)	$0.7
Vendor Finance(2)
Total interest income	$440.7	$(2.4)	$438.3	$212.8	$(1.2)	$211.6
Total interest expense	(298.2)	(0.3)	(298.5)	(156.9)	(0.6)	(157.5)
Provision for credit losses	(67.2)	1.6	(65.6)	(14.3)	0.6	(13.7)
Rental income on operating leases	156.9	(2.8)	154.1	73.9	–	73.9
Other income, excluding rental income	85.9	(0.2)	85.7	52.3	0.2	52.5
Depreciation on operating lease equipment	(118.0)	(1.3)	(119.3)	(56.5)	(1.5)	(58.0)
Other expenses	(161.2)	5.2	(156.0)	(85.8)	5.8	(80.0)
Income (loss) before provision for income taxes	$38.9	$(0.2)	$38.7	$25.5	$3.3	$28.8
Consumer
Total interest income	$139.7	$–	$139.7	$68.9	$–	$68.9
Total interest expense	(101.7)	–	(101.7)	(48.7)	–	(48.7)
Provision for credit losses	(1.8)	–	(1.8)	(0.9)	–	(0.9)
Rental income on operating leases	–	–	–	–	–	–
Other income, excluding rental income	6.2	(0.4)	5.8	3.1	(0.2)	2.9
Depreciation on operating lease equipment	–	–	–	–	–	–
Other expenses	(32.9)	–	(32.9)	(15.5)	–	(15.5)
Income (loss) before provision for income taxes	$9.5	$(0.4)	$9.1	$6.9	$(0.2)	$6.7
Corporate and Other
Total interest income	$10.6	$–	$10.6	$4.8	$–	$4.8
Total interest expense	(199.1)	–	(199.1)	(119.2)	–	(119.2)
Provision for credit losses	–	–	–	–	–	–
Rental income on operating leases	–	–	–	–	–	–
Other income, excluding rental income	10.3	–	10.3	(8.0)	–	(8.0)
Depreciation on operating lease equipment	–	–	–	–	–	–
Other expenses	(18.4)	13.1	(5.3)	(17.5)	1.5	(16.0)
Income (loss) before provision for income taxes	$(196.6)	$13.1	$(183.5)	$(139.9)	$1.5	$(138.4)

CIT ANNUAL REPORT 2011    173

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Unaudited
	Quarter Ended March 31, 2011
	As Reported	Corrections(1)	As Revised
Corporate Finance(2)
Total interest income	$279.1	$(3.3)	$275.8
Total interest expense	(188.5)	–	(188.5)
Provision for credit losses	(64.5)	–	(64.5)
Rental income on operating leases	5.6	(1.9)	3.7
Other income, excluding rental income	161.8	(6.5)	155.3
Depreciation on operating lease equipment	(2.3)	(0.1)	(2.4)
Other expenses	(55.1)	0.4	(54.7)
Income (loss) before provision for income taxes	$136.1	$(11.4)	$124.7
Transportation Finance
Total interest income	$42.5	$0.1	$42.6
Total interest expense	(210.5)	–	(210.5)
Provision for credit losses	(1.8)	–	(1.8)
Rental income on operating leases	324.7	0.3	325.0
Other income, excluding rental income	24.3	(0.3)	24.0
Depreciation on operating lease equipment	(96.7)	0.2	(96.5)
Other expenses	(39.8)	0.1	(39.7)
Income (loss) before provision for income taxes	$42.7	$0.4	$43.1
Trade Finance
Total interest income	$17.1	$–	$17.1
Total interest expense	(25.7)	–	(25.7)
Provision for credit losses	(3.3)	–	(3.3)
Rental income on operating leases	–	–	–
Other income, excluding rental income	37.1	(0.4)	36.7
Depreciation on operating lease equipment	–	–	–
Other expenses	(27.8)	–	(27.8)
Income (loss) before provision for income taxes	$(2.6)	$(0.4)	$(3.0)
Vendor Finance(2)
Total interest income	$227.9	$(1.2)	$226.7
Total interest expense	(141.3)	0.3	(141.0)
Provision for credit losses	(52.9)	1.0	(51.9)
Rental income on operating leases	83.0	(2.8)	80.2
Other income, excluding rental income	33.6	(0.4)	33.2
Depreciation on operating lease equipment	(61.5)	0.2	(61.3)
Other expenses	(75.4)	(0.6)	(76.0)
Income (loss) before provision for income taxes	$13.4	$(3.5)	$9.9
Consumer
Total interest income	$70.8	$–	$70.8
Total interest expense	(53.0)	–	(53.0)
Provision for credit losses	(0.9)	–	(0.9)
Rental income on operating leases	–	–	–
Other income, excluding rental income	3.1	(0.2)	2.9
Depreciation on operating lease equipment	–	–	–
Other expenses	(17.4)	–	(17.4)
Income (loss) before provision for income taxes	$2.6	$(0.2)	$2.4
Corporate and Other
Total interest income	$5.8	$–	$5.8
Total interest expense	(79.9)	–	(79.9)
Provision for credit losses	–	–	–
Rental income on operating leases	–	–	–
Other income, excluding rental income	18.3	–	18.3
Depreciation on operating lease equipment	–	–	–
Other expenses	(0.9)	11.6	10.7
Income (loss) before provision for income taxes	$(56.7)	$11.6	$(45.1)

Item 8:  Financial Statements and Supplementary Data

174    CIT ANNUAL REPORT 2011

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

				Unaudited
	Year Ended December 31, 2010			Quarter Ended December 31, 2010
	As Reported	Corrections(1)	As Revised	As Reported	Corrections(1)	As Revised
Corporate Finance(2)
Total interest income	$1,689.2	$3.8	$1,693.0	$339.2	$–	$339.2
Total interest expense	(976.8)	–	(976.8)	(215.9)	–	(215.9)
Provision for credit losses	(496.9)	–	(496.9)	(167.0)	–	(167.0)
Rental income on operating leases	21.9	2.8	24.7	5.1	1.3	6.4
Other income, excluding rental income	595.2	4.7	599.9	137.7	6.0	143.7
Depreciation on operating lease equipment	(12.1)	0.1	(12.0)	(2.8)	–	(2.8)
Other expenses	(278.8)	–	(278.8)	(49.9)	–	(49.9)
Income (loss) before provision for income taxes	$541.7	$11.4	$553.1	$46.4	$7.3	$53.7
Transportation Finance
Total interest income	$230.7	$0.4	$231.1	$53.4	$0.1	$53.5
Total interest expense	(970.8)	–	(970.8)	(240.6)	–	(240.6)
Provision for credit losses	(28.9)	–	(28.9)	(7.4)	–	(7.4)
Rental income on operating leases	1,240.0	1.5	1,241.5	310.5	0.4	310.9
Other income, excluding rental income	82.7	(0.4)	82.3	13.6	0.4	14.0
Depreciation on operating lease equipment	(335.9)	2.1	(333.8)	(89.2)	1.9	(87.3)
Other expenses	(152.2)	0.3	(151.9)	(30.4)	0.1	(30.3)
Income before provision for income taxes	$65.6	$3.9	$69.5	$9.9	$2.9	$12.8
Trade Finance
Total interest income	$99.8	$–	$99.8	$21.7	$–	$21.7
Total interest expense	(162.8)	–	(162.8)	(34.0)	–	(34.0)
Provision for credit losses	(58.6)	–	(58.6)	(1.0)	–	(1.0)
Rental income on operating leases	–	–	–	–	–	–
Other income, excluding rental income	189.8	(1.7)	188.1	45.1	(0.7)	44.4
Depreciation on operating lease equipment	–	–	–	–	–	–
Other expenses	(122.5)	–	(122.5)	(26.8)	–	(26.8)
Income (loss) before provision for income taxes	$(54.3)	$(1.7)	$(56.0)	$5.0	$(0.7)	$4.3
Vendor Finance(2)
Total interest income	$1,320.6	$0.8	$1,321.4	$256.1	$0.2	$256.3
Total interest expense	(711.1)	(3.9)	(715.0)	(156.7)	(1.8)	(158.5)
Provision for credit losses	(210.6)	–	(210.6)	(3.0)	–	(3.0)
Rental income on operating leases	378.9	1.8	380.7	82.7	0.4	83.1
Other income, excluding rental income	168.1	0.9	169.0	26.2	2.1	28.3
Depreciation on operating lease equipment	(331.6)	1.5	(330.1)	(74.6)	1.3	(73.3)
Other expenses	(326.4)	0.2	(326.2)	(72.6)	(0.2)	(72.8)
Income (loss) before provision for income taxes	$287.9	$1.3	$289.2	$58.1	$2.0	$60.1
Consumer
Total interest income	$359.6	$–	$359.6	$77.9	$–	$77.9
Total interest expense	(245.0)	–	(245.0)	(50.7)	–	(50.7)
Provision for credit losses	(25.3)	–	(25.3)	(4.0)	–	(4.0)
Rental income on operating leases	–	–	–	–	–	–
Other income, excluding rental income	10.0	(0.2)	9.8	(5.8)	0.2	(5.6)
Depreciation on operating lease equipment	–	–	–	–	–	–
Other expenses	(79.4)	–	(79.4)	(16.1)	–	(16.1)
Income (loss) before provision for income taxes	$19.9	$(0.2)	$19.7	$1.3	$0.2	$1.5
Corporate and Other
Total interest income	$20.7	$–	$20.7	$5.7	$–	$5.7
Total interest expense	(10.2)	0.6	(9.6)	(5.8)	–	(5.8)
Provision for credit losses	–	–	–	–	–	–
Rental income on operating leases	(1.1)	–	(1.1)	–	–	–
Other income, excluding rental income	(43.6)	–	(43.6)	7.0	–	7.0
Depreciation on operating lease equipment	0.5	–	0.5	–	–	–
Other expenses	(59.0)	(4.3)	(63.3)	(54.2)	(0.8)	(55.0)
Loss before provision for income taxes	$(92.7)	$(3.7)	$(96.4)	$(47.3)	$(0.8)	$(48.1)

CIT ANNUAL REPORT 2011    175

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Unaudited
	Nine Months Ended September 30, 2010			Quarter Ended September 30, 2010
	As Reported	Corrections(1)	As Revised	As Reported	Corrections(1)	As Revised
Corporate Finance(2)
Total interest income	$1,350.0	$3.8	$1,353.8	$357.1	$3.8	$360.9
Total interest expense	(760.9)	–	(760.9)	(212.2)	–	(212.2)
Provision for credit losses	(329.9)	–	(329.9)	(110.8)	–	(110.8)
Rental income on operating leases	16.8	1.5	18.3	4.5	1.3	5.8
Other income, excluding rental income	457.5	(1.3)	456.2	152.8	1.0	153.8
Depreciation on operating lease equipment	(9.3)	0.1	(9.2)	(2.6)	–	(2.6)
Other expenses	(228.9)	–	(228.9)	(66.2)	–	(66.2)
Income (loss) before provision for income taxes	$495.3	$4.1	$499.4	$122.6	$6.1	$128.7
Transportation Finance
Total interest income	$177.3	$0.3	$177.6	$55.8	$–	$55.8
Total interest expense	(730.2)	–	(730.2)	(237.6)	–	(237.6)
Provision for credit losses	(21.5)	–	(21.5)	(17.2)	–	(17.2)
Rental income on operating leases	929.5	1.1	930.6	307.7	0.4	308.1
Other income, excluding rental income	69.1	(0.8)	68.3	28.7	(0.1)	28.6
Depreciation on operating lease equipment	(246.7)	0.2	(246.5)	(82.2)	(0.2)	(82.4)
Other expenses	(121.8)	0.2	(121.6)	(36.7)	0.1	(36.6)
Income before provision for income taxes	$55.7	$1.0	$56.7	$18.5	$0.2	$18.7
Trade Finance
Total interest income	$78.1	$–	$78.1	$23.2	$–	$23.2
Total interest expense	(128.8)	–	(128.8)	(37.7)	–	(37.7)
Provision for credit losses	(57.6)	–	(57.6)	(11.4)	–	(11.4)
Rental income on operating leases	–	–	–	–	–	–
Other income, excluding rental income	144.7	(1.0)	143.7	44.1	(0.3)	43.8
Depreciation on operating lease equipment	–	–	–	–	–	–
Other expenses	(95.7)	–	(95.7)	(30.7)	–	(30.7)
Loss before provision for income taxes	$(59.3)	$(1.0)	$(60.3)	$(12.5)	$(0.3)	$(12.8)
Vendor Finance(2)
Total interest income	$1,064.5	$0.6	$1,065.1	$307.5	$0.1	$307.6
Total interest expense	(554.4)	(2.1)	(556.5)	(170.0)	(0.7)	(170.7)
Provision for credit losses	(207.6)	–	(207.6)	(33.2)	–	(33.2)
Rental income on operating leases	296.2	1.4	297.6	85.5	0.3	85.8
Other income, excluding rental income	141.9	(1.2)	140.7	65.6	(0.5)	65.1
Depreciation on operating lease equipment	(257.0)	0.2	(256.8)	(76.9)	0.2	(76.7)
Other expenses	(253.8)	0.4	(253.4)	(73.1)	0.1	(73.0)
Income (loss) before provision for income taxes	$229.8	$(0.7)	$229.1	$105.4	$(0.5)	$104.9
Consumer
Total interest income	$281.7	$–	$281.7	$89.1	$–	$89.1
Total interest expense	(194.3)	–	(194.3)	(68.1)	–	(68.1)
Provision for credit losses	(21.3)	–	(21.3)	(7.5)	–	(7.5)
Rental income on operating leases	–	–	–	–	–	–
Other income, excluding rental income	15.8	(0.4)	15.4	(8.3)	–	(8.3)
Depreciation on operating lease equipment	–	–	–	–	–	–
Other expenses	(63.3)	–	(63.3)	(19.1)	–	(19.1)
Income (loss) before provision for income taxes	$18.6	$(0.4)	$18.2	$(13.9)	$–	$(13.9)
Corporate and Other
Total interest income	$15.0	$–	$15.0	$5.4	$–	$5.4
Total interest expense	(4.4)	0.6	(3.8)	(8.5)	–	(8.5)
Provision for credit losses	–	–	–	15.0	–	15.0
Rental income on operating leases	(1.1)	–	(1.1)	–	–	–
Other income, excluding rental income	(50.6)	–	(50.6)	6.6	–	6.6
Depreciation on operating lease equipment	0.5	–	0.5	–	–	–
Other expenses	(4.8)	(3.5)	(8.3)	(3.0)	(1.1)	(4.1)
Loss before provision for income taxes	$(45.4)	$(2.9)	$(48.3)	$15.5	$(1.1)	$14.4

Item 8:  Financial Statements and Supplementary Data

176    CIT ANNUAL REPORT 2011

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Unaudited
	Six Months Ended June 30, 2010			Quarter Ended June 30, 2010
	As Reported	Corrections(1)	As Revised	As Reported	Corrections(1)	As Revised
Corporate Finance(2)
Total interest income	$992.9	$–	$992.9	$472.2	$–	$472.2
Total interest expense	(548.7)	–	(548.7)	(265.7)	–	(265.7)
Provision for credit losses	(219.1)	–	(219.1)	(88.2)	–	(88.2)
Rental income on operating leases	12.3	0.2	12.5	5.6	0.2	5.8
Other income, excluding rental income	304.7	(2.3)	302.4	203.0	(1.7)	201.3
Depreciation on operating lease equipment	(6.7)	0.1	(6.6)	(4.0)	0.1	(3.9)
Other expenses	(162.7)	–	(162.7)	(86.2)	–	(86.2)
Income (loss) before provision for income taxes	$372.7	$(2.0)	$370.7	$236.7	$(1.4)	$235.3
Transportation Finance
Total interest income	$121.5	$0.3	$121.8	$57.8	$0.1	$57.9
Total interest expense	(492.6)	–	(492.6)	(234.3)	–	(234.3)
Provision for credit losses	(4.3)	–	(4.3)	(3.0)	–	(3.0)
Rental income on operating leases	621.8	0.7	622.5	315.0	0.3	315.3
Other income, excluding rental income	40.4	(0.7)	39.7	18.2	(0.2)	18.0
Depreciation on operating lease equipment	(164.5)	0.4	(164.1)	(85.9)	0.7	(85.2)
Other expenses	(85.1)	0.1	(85.0)	(45.5)	–	(45.5)
Income before provision for income taxes	$37.2	$0.8	$38.0	$22.3	$0.9	$23.2
Trade Finance
Total interest income	$54.9	$–	$54.9	$24.4	$–	$24.4
Total interest expense	(91.1)	–	(91.1)	(49.5)	–	(49.5)
Provision for credit losses	(46.2)	–	(46.2)	(12.3)	–	(12.3)
Rental income on operating leases	–	–	–	–	–	–
Other income, excluding rental income	100.6	(0.7)	99.9	51.4	(0.3)	51.1
Depreciation on operating lease equipment	–	–	–	–	–	–
Other expenses	(65.0)	–	(65.0)	(33.0)	–	(33.0)
Loss before provision for income taxes	$(46.8)	$(0.7)	$(47.5)	$(19.0)	$(0.3)	$(19.3)
Vendor Finance(2)
Total interest income	$757.0	$0.5	$757.5	$367.7	$0.3	$368.0
Total interest expense	(384.4)	(1.4)	(385.8)	(200.7)	(0.7)	(201.4)
Provision for credit losses	(174.4)	–	(174.4)	(118.9)	–	(118.9)
Rental income on operating leases	210.7	1.1	211.8	97.8	0.7	98.5
Other income, excluding rental income	76.3	(0.7)	75.6	36.6	(0.4)	36.2
Depreciation on operating lease equipment	(180.1)	–	(180.1)	(88.5)	–	(88.5)
Other expenses	(180.7)	0.3	(180.4)	(90.4)	0.2	(90.2)
Income (loss) before provision for income taxes	$124.4	$(0.2)	$124.2	$3.6	$0.1	$3.7
Consumer
Total interest income	$192.6	$–	$192.6	$96.7	$–	$96.7
Total interest expense	(126.2)	–	(126.2)	(59.4)	–	(59.4)
Provision for credit losses	(13.8)	–	(13.8)	(9.3)	–	(9.3)
Rental income on operating leases	–	–	–	–	–	–
Other income, excluding rental income	24.1	(0.4)	23.7	18.3	(0.2)	18.1
Depreciation on operating lease equipment	–	–	–	–	–	–
Other expenses	(44.2)	–	(44.2)	(22.7)	–	(22.7)
Income (loss) before provision for income taxes	$32.5	$(0.4)	$32.1	$23.6	$(0.2)	$23.4
Corporate and Other
Total interest income	$9.6	$–	$9.6	$5.0	$–	$5.0
Total interest expense	4.1	0.6	4.7	2.1	–	2.1
Provision for credit losses	(15.0)	–	(15.0)	(15.0)	–	(15.0)
Rental income on operating leases	(1.1)	–	(1.1)	(0.5)	–	(0.5)
Other income, excluding rental income	(57.2)	–	(57.2)	11.0	–	11.0
Depreciation on operating lease equipment	0.5	–	0.5	0.3	–	0.3
Other expenses	(1.8)	(2.4)	(4.2)	–	(1.2)	(1.2)
Income (loss) before provision for income taxes	$(60.9)	$(1.8)	$(62.7)	$2.9	$(1.2)	$1.7

CIT ANNUAL REPORT 2011    177

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Unaudited
	Quarter Ended March 31, 2010
	As Reported	Corrections(1)	As Revised
Corporate Finance(2)
Total interest income	$520.7	$–	$520.7
Total interest expense	(283.0)	–	(283.0)
Provision for credit losses	(130.9)	–	(130.9)
Rental income on operating leases	6.7	–	6.7
Other income, excluding rental income	101.7	(0.6)	101.1
Depreciation on operating lease equipment	(2.7)	–	(2.7)
Other expenses	(76.5)	–	(76.5)
Income (loss) before provision for income taxes	$136.0	$(0.6)	$135.4
Transportation Finance
Total interest income	$63.7	$0.2	$63.9
Total interest expense	(258.3)	–	(258.3)
Provision for credit losses	(1.3)	–	(1.3)
Rental income on operating leases	306.8	0.4	307.2
Other income, excluding rental income	22.2	(0.5)	21.7
Depreciation on operating lease equipment	(78.6)	(0.3)	(78.9)
Other expenses	(39.6)	0.1	(39.5)
Income (loss) before provision for income taxes	$14.9	$(0.1)	$14.8
Trade Finance
Total interest income	$30.5	$–	$30.5
Total interest expense	(41.6)	–	(41.6)
Provision for credit losses	(33.9)	–	(33.9)
Rental income on operating leases	–	–	–
Other income, excluding rental income	49.2	(0.4)	48.8
Depreciation on operating lease equipment	–	–	–
Other expenses	(32.0)	–	(32.0)
Loss before provision for income taxes	$(27.8)	$(0.4)	$(28.2)
Vendor Finance(2)
Total interest income	$389.3	$0.2	$389.5
Total interest expense	(183.7)	(0.7)	(184.4)
Provision for credit losses	(55.5)	–	(55.5)
Rental income on operating leases	112.9	0.4	113.3
Other income, excluding rental income	39.7	(0.3)	39.4
Depreciation on operating lease equipment	(91.6)	–	(91.6)
Other expenses	(90.3)	0.1	(90.2)
Income (loss) before provision for income taxes	$120.8	$(0.3)	$120.5
Consumer
Total interest income	$95.9	$–	$95.9
Total interest expense	(66.8)	–	(66.8)
Provision for credit losses	(4.5)	–	(4.5)
Rental income on operating leases	–	–	–
Other income, excluding rental income	5.8	(0.2)	5.6
Depreciation on operating lease equipment	–	–	–
Other expenses	(21.5)	–	(21.5)
Income (loss) before provision for income taxes	$8.9	$(0.2)	$8.7
Corporate and Other
Total interest income	$4.6	$–	$4.6
Total interest expense	2.0	0.6	2.6
Provision for credit losses	–	–	–
Rental income on operating leases	(0.6)	–	(0.6)
Other income, excluding rental income	(68.2)	–	(68.2)
Depreciation on operating lease equipment	0.2	–	0.2
Other expenses	(1.8)	(1.2)	(3.0)
Loss before provision for income taxes	$(63.8)	$(0.6)	$(64.4)

(1)	See Revised Unaudited Consolidated Statements of Operations for adjustments descriptions.

(2)	During the fourth quarter, a portfolio of assets was transferred from Corporate Finance to Vendor Finance. All prior period data (“As Reported”) has been conformed to the current period presentation.

Item 8:  Financial Statements and Supplementary Data

178    CIT ANNUAL REPORT 2011

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 28 – SUBSEQUENT EVENTS

On January 23, 2012, CIT redeemed $2 billion of 7% Series A Second Lien Notes and on February 21, 2012 CIT redeemed an additional $500 million of 7% Series A Second Lien Notes maturing in 2016.

On February 7, 2012, CIT announced that it will redeem on March 9, 2012 all of its approximately $4 billion of remaining 7% Series A Second Lien Notes.

In aggregate, these actions will result in the repayment of all Series A Notes and will result in the Series C Notes becoming unsecured. In addition, all the collateral and subsidiary guarantees under the Revolving Credit Facility will also be released upon our completion of certain requirements as set forth under the Revolving Credit Facility except for the subsidiary guarantees from eight of the Company’s domestic operating subsidiaries. These 2012 redemptions in aggregate will result in the acceleration of FSA accretion discount and therefore increase first quarter 2012 interest expense by up to $600 million. The final amount of FSA to be accelerated will not be known until after the final redemption has occurred.

On February 7, 2012, CIT closed a private placement of $3.25 billion aggregate principal amount of Series C Second-Priority Secured Notes, consisting of $1.5 billion principal amount due 2015 (the “2015 Notes”) and $1.75 billion principal amount due 2019 (the “2019 Notes,” together with the 2015 Notes, the ”Notes”). The 2015 Notes priced at par and bear interest at a rate of 4.75% and the 2019 Notes priced at par and bear interest at a rate of 5.50%. The Notes are obligations of CIT and are secured by the same collateral that secures CIT’s outstanding Series A Second-Priority Secured Notes and its other Series C Second-Priority Secured Notes. In addition, the Notes will be guaranteed by the same subsidiaries of CIT that guarantee CIT’s outstanding Series A Second-Priority Secured Notes and its other Series C Second-Priority Secured Notes. The collateral and guarantees for the Notes will be automatically released when the Series A Notes have been paid off in full.

In January and February 2012, approximately $138 million of the Corporate Finance loans and $500 million of the student loans in held for sale at December 31, 2011 were sold.

CIT ANNUAL REPORT 2011    179

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision of and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2011. Based on such evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of CIT is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management of CIT, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REMEDIATION OF THE MATERIAL WEAKNESS

The Company had previously reported that, as of December 31, 2010, it had identified a material weakness in its internal control over financial reporting related to the Company’s application of Fresh Start Accounting (“FSA”). Specifically, the Company did not have effective controls over the processes to ensure proper accretion of discounts for loan prepayments, modifications, and charge-offs. During the year ended December 31, 2011, the Company has placed in operation controls to address the material weakness and has performed sufficient testing of operating effectiveness of the controls implemented to ensure sustainability. During the fourth quarter, management completed its testing of these controls, which began in earlier quarters. Upon the completion of testing, management concluded such controls have been operating effectively over a sufficient timeframe.

Based on the corrective actions described above, and testing completed for the year ended December 31, 2011, it is management’s conclusion that the material weakness that existed as of December 31, 2010 has been remediated.

Item 9B. Other Information

None

Item 9:  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

180    CIT ANNUAL REPORT 2011

PART THREE

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by Item 10 is incorporated by reference from the information under the captions “Directors”, ”Corporate Governance” and “Executive Officers” in our Proxy Statement for our 2012 annual meeting of stockholders.

Item 11. Executive Compensation

The information called for by Item 11 is incorporated by reference from the information under the captions “Director Compensation”, “Executive Compensation”, including “Compensation Discussion and Analysis”, “2012 Compensation Committee Report and Certification of Risk Review”, “Narrative Risk Disclosure”, and “Narrative Disclosure of Compensation Policies and Practices as they Relate to Risk Management” in our Proxy Statement for our 2012 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters

The information called for by Item 12 is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for our 2012 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 is incorporated by reference from the information under the captions “Corporate Governance-Director Independence” and “Related Persons Transactions Policy” in our Proxy Statement for our 2012 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services

The information called for by Item 14 is incorporated by reference from the information under the caption “Proposal 2 – Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement for our 2012 annual meeting of stockholders.

CIT ANNUAL REPORT 2011    181

PART FOUR

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed with the Securities and Exchange Commission as part of this report (see Item 8):

1.	The following financial statements of CIT and Subsidiaries:
Report of Independent Registered Public Accounting Firm Consolidated Balance Sheets at December 31, 2011 and December 31, 2010.
Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009.
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009.
Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009.
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

Item 15:  Exhibits and Financial Statement Schedules

182    CIT ANNUAL REPORT 2011

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

CIT ANNUAL REPORT 2011    183

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

4.23
Second Supplemental Indenture among CIT, certain Guarantors named therein and Deutsche Bank Trust Company Americas (as trustee, Series C parent collateral agent, and Series C subsidiary collateral agent), dated as of June 15, 2011 (incorporated by reference to Exhibit 4.1 to Form 8-K filed June 20, 2011).

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

4.26
Third Supplemental Indenture, dated as of February 7, 2012, between CIT Group Inc., the Guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee (including the Form of Notes) (incorporated by reference to Exhibit 4.4 of Form 8-K dated February 13, 2012).

4.27
Registration Rights Agreement, dated as of February 7, 2012, among CIT Group Inc., the Guarantors named therein, and JP Morgan Securities LLC, as representative for the initial purchasers named therein (incorporated by reference to Exhibit 10.1 of Form 8-K dated February 13, 2012).

4.28
Revolving Credit and Guaranty Agreement, dated as of August 25, 2011 among CIT Group Inc., certain subsidiaries of CIT Group Inc., the lenders party thereto from time to time and Bank of America, N.A., as Administrative Agent, Collateral Agent, and L/C Issuer (incorporated by reference to Exhibit 4.1 to Form 8-K filed August 26, 2011).

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
10.10
Order to Cease and Desist, in the matter of CIT Bank, Salt Lake City, Utah, dated July 16, 2009, issued by the Federal Deposit Insurance Corporation (incorporated by reference to Exhibit 10.39 to Form 10-Q filed August 17, 2009).

Item 15:  Exhibits and Financial Statement Schedules

184    CIT ANNUAL REPORT 2011

10.11
Order to Cease and Desist, in the matter of CIT Bank, Salt Lake City, Utah, dated July 16, 2009, issued by the Utah Department of Financial Institutions (incorporated by reference to Exhibit 10.40 to Form 10-Q filed August 17, 2009).

10.12	Written Agreement, dated August 12, 2009, between CIT Group Inc. and the Federal Reserve Bank of New York (incorporated by reference to Exhibit 10.1 of Form 8-K filed August 13, 2009).
10.13	Form of CIT Group Inc. Two Year Restricted Stock Unit Award Agreement, dated July 29, 2010 (incorporated by reference to Exhibit 10.31 to Form 10-Q filed August 9, 2010).
10.14*	Letter Agreement, dated June 2, 2010, between CIT Group Inc. and Scott T. Parker (incorporated by reference to Exhibit 99.3 to Form 8-K filed July 6, 2010).
10.15	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Unit Retention Award Agreement (incorporated by reference to Exhibit 10.33 to Form 10-Q filed August 9, 2010).
10.16	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.34 to Form 10-Q filed August 9, 2010).
10.17	Form of CIT Group Inc. Long-term Incentive Plan Stock Option Award Agreement (One Year Vesting) (incorporated by reference to Exhibit 10.35 to Form 10-Q filed August 9, 2010).
10.18	Form of CIT Group Inc. Long-term Incentive Plan Stock Option Award Agreement (Three Year Vesting) (incorporated by reference to Exhibit 10.36 to Form 10-Q filed August 9, 2010).
10.19	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Award Agreement (One Year Vesting) (incorporated by reference to Exhibit 10.37 to Form 10-Q filed August 9, 2010).
10.20	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Award Agreement (Three Year Vesting) (incorporated by reference to Exhibit 10.38 to Form 10-Q filed August 9, 2010).
10.21	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Unit Director Award Agreement (Initial Grant) (incorporated by reference to Exhibit 10.39 to Form 10-Q filed August 9, 2010).
10.22	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Unit Director Award Agreement (Annual Grant) (incorporated by reference to Exhibit 10.40 to Form 10-Q filed August 9, 2010).
10.23	Form of Tax Agreement by and between Tyco International Ltd. and CIT (incorporated by reference to Exhibit 10.27 to Amendment No. 2 to the Registration Statement on Form S-1 filed June 12, 2002).
10.24*	Amended and Restated Employment Agreement, dated as of May 7, 2008, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.35 to Form 10-K filed March 2, 2009).
10.25*	Extension of Term of Employment Agreement, dated as of November 24, 2008, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.36 to Form 10-K filed March 2, 2009).
10.26*	Amendment to Employment Agreement, dated December 22, 2008, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.37 to Form 10-K filed March 2, 2009).
10.27*	Extension of Term of Employment Agreement, dated December 21, 2009, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.24 to Form 10-K filed March 16, 2010).
10.28*	Extension of Term of Employment Agreement, dated March 14, 2011, between CIT Group Inc. and C. Jeffrey Knittel.
10.29*	Letter Agreement, dated April 21, 2010, between CIT Group Inc. and Nelson J. Chai.
10.30*	Letter Agreement, dated April 8, 2010, between CIT Group Inc. and Lisa K. Polsky.
10.31	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (with Good Reason).
10.32	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (without Good Reason).
10.33**	Airbus A320 NEO Family Aircraft Purchase Agreement, dated as of July 28, 2011, between Airbus S.A.S. and C.I.T. Leasing Corporation.
10.34**
Confirmation, Credit Support Annex, and ISDA Master Agreement and Schedule, each dated October 26, 2011, between CIT TRS Funding B.V. and Goldman Sachs International evidencing a $625 billion securities based financing facility (incorporated by reference to Exhibit 99.1 to Form 8-K filed November 1, 2011).

10.35**
Second Amended and Restated Confirmation and Amended and Restated ISDA Master Agreement Schedule, each dated October 26, 2011 between CIT Financial Ltd. and Goldman Sachs International (incorporated by reference to Exhibit 99.2 of Form 8-K dated November 1, 2011).

CIT ANNUAL REPORT 2011    185

10.36**
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

32.1***	Certification of John A. Thain pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of Scott T. Parker pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.

**	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission in accordance with an order granting confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

***	This information is furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not incorporated by reference into any filing under the Securities Act of 1933.

Item 15:  Exhibits and Financial Statement Schedules

186    CIT ANNUAL REPORT 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIT GROUP INC.
February 29, 2012	By: /s/ John A. Thain
John A. Thain
Chairman and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 29, 2012 in the capacities indicated below.

NAME	NAME

/s/ John A. Thain
John A. Thain Chairman and Chief Executive Officer and Director	John R. Ryan Director

Michael J. Embler*
Michael J. Embler Director	Seymour Sternberg Director

William M. Freeman*	Peter J. Tobin*
William M. Freeman Director	Peter J. Tobin Director

David M. Moffett*	Laura S. Unger*
David M. Moffett Director	Laura S. Unger Director

R. Brad Oates*	/s/ Scott T. Parker
R. Brad Oates Director	Scott T. Parker Executive Vice President and Chief Financial Officer

Marianne Miller Parrs*	/s/ Carol Hayles
Marianne Miller Parrs Director	Carol Hayles Senior Vice President and Controller

Gerald Rosenfeld*	*By: /s/ James P. Shanahan
Gerald Rosenfeld Director	James P. Shanahan Senior Vice President, Chief Regulatory Counsel Attorney-in-Fact

*	Original powers of attorney authorizing John A. Thain, Robert J. Ingato, and James P. Shanahan and each of them to sign on behalf of the above-mentioned directors are held by the Corporation and available for examination by the Securities and Exchange Commission pursuant to Item 302(b) of Regulation S-T.