Form 10-Q
period 2012-03-31
CIT GROUP INC
filed 2012-05-10
CIK 1171825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2012	| | Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-31369

CIT GROUP INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-1051192 (IRS Employer Identification Number)

11 West 42nd Street New York, New York (Address of Registrant’s principal executive offices)	10036 (Zip Code)

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

As of April 30, 2012 there were 200,818,303 shares of the registrant’s common stock outstanding.

Table of Contents   1

Part One—Financial Information

ITEM 1. Consolidated Financial Statements

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited) (dollars in millions – except share data)

	March 31, 2012	December 31, 2011
Assets
Cash and due from banks	$321.3	$433.2
Interest bearing deposits, including restricted balances of $907.7 and $869.9 at March 31, 2012 and December 31, 2011(1)	6,014.8	7,002.4
Investment securities	1,334.2	1,250.6
Trading assets at fair value – derivatives	21.0	42.9
Assets held for sale(1)	1,701.9	2,332.3
Loans (see Note 5 for amounts pledged)	20,490.6	19,885.5
Allowance for loan losses	(420.0)	(407.8)
Total loans, net of allowance for loan losses(1)	20,070.6	19,477.7
Operating lease equipment, net (see Note 5 for amounts pledged)(1)	11,904.0	11,991.6
Unsecured counterparty receivable	700.1	733.5
Goodwill	330.8	330.8
Intangible assets, net	50.0	63.6
Other assets	1,699.6	1,576.8
Total Assets	$44,148.3	$45,235.4
Liabilities
Deposits	$6,814.7	$6,193.7
Trading liabilities at fair value – derivatives	92.0	74.9
Credit balances of factoring clients	1,109.8	1,225.5
Other liabilities	2,574.4	2,562.2
Long-term borrowings, including $3,331.7 and $3,203.8 contractually due within twelve months at March 31, 2012 and December 31, 2011, respectively	25,101.1	26,288.1
Total Liabilities	35,692.0	36,344.4
Stockholders’ Equity
Common stock: $0.01 par value, 600,000,000 authorized
Issued: 201,224,636 and 200,980,752 at March 31, 2012 and December 31, 2011	2.0	2.0
Outstanding: 200,817,310 and 200,660,314 at March 31, 2012 and December 31, 2011
Paid-in capital	8,471.7	8,459.3
Retained earnings	85.6	532.1
Accumulated other comprehensive loss	(89.6)	(92.1)
Treasury stock: 407,326 and 320,438 shares at March 31, 2012 and December 31, 2011 at cost	(16.5)	(12.8)
Total Common Stockholders’ Equity	8,453.2	8,888.5
Noncontrolling minority interests	3.1	2.5
Total Equity	8,456.3	8,891.0
Total Liabilities and Equity	$44,148.3	$45,235.4

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

Assets
Interest bearing deposits, restricted	$745.3	$753.2
Assets held for sale	36.6	317.2
Total loans, net of allowance for loan losses	8,553.2	8,523.7
Operating lease equipment, net	4,247.4	4,285.4
Total Assets	$13,582.5	$13,879.5
Liabilities
Beneficial interests issued by consolidated VIEs (classified as long-term borrowings)	$9,719.5	$9,875.5
Total Liabilities	$9,719.5	$9,875.5

The accompanying notes are an integral part of these consolidated financial statements.

2   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (dollars in millions – except per share data)

	Quarters Ended March 31,
	2012	2011
Interest income
Interest and fees on loans	$403.8	$630.4
Interest and dividends on investments	7.8	8.4
Interest income	411.6	638.8
Interest expense
Interest on long-term borrowings	(1,043.4)	(674.2)
Interest on deposits	(36.3)	(24.4)
Interest expense	(1,079.7)	(698.6)
Net interest revenue	(668.1)	(59.8)
Provision for credit losses	(42.6)	(122.4)
Net interest revenue, after credit provision	(710.7)	(182.2)
Other income
Rental income on operating leases	439.3	408.9
Other	249.4	270.4
Total other income	688.7	679.3
Total revenue, net of interest expense and credit provision	(22.0)	497.1
Other expenses
Depreciation on operating lease equipment	(137.5)	(160.2)
Operating expenses	(223.3)	(204.9)
Loss on debt extinguishments	(22.9)	–
Total other expenses	(383.7)	(365.1)
Income (loss) before provision for income taxes	(405.7)	132.0
Provision for income taxes	(39.9)	(62.2)
Income (loss) before noncontrolling interests	(445.6)	69.8
Net (income) loss attributable to noncontrolling interests, after tax	(0.9)	(4.2)
Net income (loss)	$(446.5)	$65.6
Basic earnings per common share	$(2.22)	$0.33
Diluted earnings per common share	$(2.22)	$0.33
Average number of common shares – basic (thousands)	200,812	200,605
Average number of common shares – diluted (thousands)	200,812	200,933

The accompanying notes are an integral part of these consolidated financial statements.

Item 1:  Consolidated Financial Statements  3

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited) (dollars in millions)

	Quarters Ended March 31,
	2012	2011
Income (loss) before noncontrolling interests	$(445.6)	$69.8
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1.1	6.8
Changes in fair values of derivatives qualifying as cash flow hedges	0.5	0.9
Net unrealized gains (losses) on available for sale securities	0.5	(2.1)
Changes in benefit plans net gain/(loss) and prior service (cost)/credit	0.4	(0.1)
Other comprehensive income, net of tax	2.5	5.5
Comprehensive income (loss) before noncontrolling interests	(443.1)	75.3
Comprehensive income (loss) attributable to noncontrolling interests	(0.9)	(4.2)
Comprehensive income (loss)	$(444.0)	$71.1

The accompanying notes are an integral part of these consolidated financial statements.

4   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (dollars in millions)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Treasury Stock	Noncontrolling Interest in Subsidiaries	Total Stockholders’ Equity
December 31, 2011	$2.0	$8,459.3	$532.1	$(92.1)	$(12.8)	$2.5	$8,891.0
Net loss			(446.5)			0.9	(445.6)
Other comprehensive income, net of tax				2.5			2.5
Amortization of restricted stock and stock option, and performance shares expense		12.1			(3.7)		8.4
Employee stock purchase plan		0.3					0.3
Distribution of earnings and capital						(0.3)	(0.3)
March 31, 2012	$2.0	$8,471.7	$85.6	$(89.6)	$(16.5)	$3.1	$8,456.3
December 31, 2010	$2.0	$8,434.1	$505.4	$(9.6)	$(8.8)	$(2.3)	$8,920.8
Net income			65.6			4.2	69.8
Other comprehensive income				5.5			5.5
Amortization of restricted stock and stock option expenses		6.3			(1.1)		5.2
Distribution of earnings and capital						(0.2)	(0.2)
March 31, 2011	$2.0	$8,440.4	$571.0	$(4.1)	$(9.9)	$1.7	$9,001.1

The accompanying notes are an integral part of these consolidated financial statements.

Item 1:  Consolidated Financial Statements  5

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (dollars in millions)

	Quarters Ended March 31,
	2012	2011
Cash Flows From Operations
Net income (loss)	$(446.5)	$65.6
Adjustments to reconcile net income to net cash flows from operations:
Provision for credit losses	42.6	122.4
Net depreciation, amortization and (accretion)	750.7	121.1
Net gains on equipment, receivable and investment sales	(181.6)	(135.4)
Provision for deferred income taxes	13.0	17.9
Increase in finance receivables held for sale	(22.6)	(1.8)
Increase in other assets	(127.7)	(35.9)
Increase (decrease) in accrued liabilities and payables	(14.6)	(20.6)
Net cash flows provided by operations	13.3	133.3
Cash Flows From Investing Activities
Loans extended and purchased	(5,301.9)	(4,652.2)
Principal collections of loans	4,413.3	5,393.5
Purchases of investment securities	(4,310.0)	(6,125.5)
Proceeds from maturities of investment securities	4,246.8	–
Proceeds from asset and receivable sales	1,362.0	860.6
Purchases of assets to be leased and other equipment	(226.0)	(328.4)
Net increase in short-term factoring receivables	(78.1)	(73.3)
Change in restricted cash	(37.8)	1,210.1
Net cash flows used in investing activities	68.3	(3,715.2)
Cash Flows From Financing Activities
Proceeds from the issuance of term debt	5,132.0	2,354.5
Repayments of term debt	(7,016.8)	(2,844.4)
Net increase (decrease) in deposits	625.4	(233.6)
Collection of security deposits and maintenance funds	128.3	125.8
Repayment of security deposits and maintenance funds	(87.8)	(95.6)
Net cash flows used in financing activities	(1,218.9)	(693.3)
Decrease in cash and cash equivalents	(1,137.3)	(4,275.2)
Unrestricted cash and cash equivalents, beginning of period	6,565.7	8,650.4
Unrestricted cash and cash equivalents, end of period	$5,428.4	$4,375.2
Supplementary Cash Flow Disclosure
Interest paid	$395.3	$524.2
Federal, foreign, state and local income taxes (collected), net	$(5.9)	$6.7
Supplementary Non Cash Flow Disclosure
Transfer of assets from held for investment to held for sale	$171.6	$421.6
Transfer of assets from held for sale to held for investment	$17.1	$26.3

The accompanying notes are an integral part of these consolidated financial statements.

6   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CIT Group Inc. became a bank holding company (“BHC”) in 2008 and has provided financial solutions to its clients since its formation in 1908. We provide financing and leasing capital principally for small businesses and middle market companies in a wide variety of industries and offer vendor, equipment, commercial and structured financing products, as well as factoring and management advisory services. CIT is the parent of CIT Bank, a state-chartered bank in Utah. We operate primarily in North America, with locations in Europe, South America and Asia.

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

The consolidated financial statements include the effects of adopting Fresh Start Accounting (“FSA”) upon emergence from bankruptcy on December 10, 2009, based on a convenience date of December 31, 2009 (the “Convenience Date”), as required by GAAP. Accretion and amortization of certain FSA adjustments are included in the Statements of Operations and Cash Flows. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (“Form 10-K”), “Notes 1 — Business and Summary of Significant Accounting Policies” and “Note 26 — Fresh Start Accounting”, for additional FSA and reorganization information.

The accounting and financial reporting policies of CIT Group Inc. conform to GAAP and the preparation of the consolidated financial statements requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates and assumptions. Some of the more significant estimates include: fresh start accounting fair values; valuation of deferred tax assets; lease residual values and depreciation of operating lease equipment; and allowance for loan losses. Additionally, where applicable, the policies conform to accounting and reporting guidelines prescribed by bank regulatory authorities.

NEW ACCOUNTING PRONOUNCEMENTS

Fair Value Measurement

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. The disclosure requirements also have been enhanced. The most significant change requires entities, for their recurring Level 3 fair value measurements, to disclose quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements. New disclosures are required about the use of a nonfinancial asset measured or disclosed at fair value if its use differs from its highest and best use. In addition, entities must report the level in the fair value hierarchy of assets and liabilities not recorded at fair value but where fair value is disclosed. The amendment is effective for fiscal years beginning after December 15, 2011, with early adoption prohibited. The adoption of the guidance during the quarter ended March 31, 2012, did not affect the Company’s financial condition and resulted in enhanced fair value measurement disclosures.

Comprehensive Income

In June 2011, the FASB issued ASU 2011-05 to amend the guidance on the presentation of comprehensive income in FASB ASC Topic 220, Comprehensive Income that require companies to present a single statement of comprehensive income or two consecutive statements. The proposed guidance makes the financial statement presentation of other comprehensive income more prominent by eliminating the alternative to present comprehensive income within the statement of equity. The ASU is effective for annual and interim periods beginning after December 15, 2011. The adoption of the guidance during the quarter ended March 31, 2012, did not affect the Company’s financial condition but added the Consolidated Statements of Comprehensive Income (Loss).

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

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of other comprehensive income on the face of the income statement, while still requiring companies to adopt the other requirements contained in ASU 2011-05, as noted above.

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

NOTE 2 — LOANS

Finance receivables consist of the following:

Finance Receivables by Product (dollars in millions)

	March 31, 2012	December 31, 2011
Loans	$15,888.6	$15,663.6
Direct Financing Leases and Leveraged Leases	4,602.0	4,221.9
	$20,490.6	$19,885.5

The following table presents finance receivables by segment, based on obligor location:

Finance Receivables (dollars in millions)

	March 31, 2012			December 31, 2011
	Domestic	Foreign	Total	Domestic	Foreign	Total
Corporate Finance	$6,168.2	$1,155.8	$7,324.0	$5,870.0	$992.7	$6,862.7
Transportation Finance	1,294.3	409.1	1,703.4	1,063.2	423.8	1,487.0
Trade Finance	2,283.9	104.3	2,388.2	2,299.1	132.3	2,431.4
Vendor Finance	2,332.0	2,154.1	4,486.1	2,365.5	2,056.2	4,421.7
Consumer	4,576.9	12.0	4,588.9	4,670.9	11.8	4,682.7
Total	$16,655.3	$3,835.3	$20,490.6	$16,268.7	$3,616.8	$19,885.5

The following table presents selected components of the net investment in finance receivables.

Components of Net Investment in Finance Receivables (dollars in millions)

	March 31, 2012	December 31, 2011
Unearned income	$(1,031.1)	$(1,057.5)
Unamortized premiums and discounts	(53.8)	(42.3)
Net unamortized deferred fees and costs	30.8	39.8

Certain of the following tables present credit-related information at the “class” level in accordance with ASC 310-10-50, Disclosures about the Credit Quality of Finance Receivables and the Allowance for Credit Losses. A class is generally a disaggregation of a portfolio segment. In determining the classes, CIT considered the finance receivable characteristics and methods it applies in monitoring and assessing credit risk and performance.

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

8   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The definitions of these ratings are as follows:

■	Pass – finance receivables in this category do not meet the criteria for classification in one of the categories below.

■	Special mention – a special mention asset exhibits potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects.

■	Classified – a classified asset ranges from: 1) assets that are inadequately protected by the current sound worth and paying capacity of the borrower, and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected to 2) assets with weaknesses that make collection or liquidation in full unlikely on the basis of current facts, conditions, and values. Assets in this classification can be accruing or on non-accrual depending on the evaluation of these factors.

Finance Receivables(1) — By Classification (dollars in millions)

Grade:	Corporate Finance – Other	Corporate Finance – SBL	Transportation Finance	Trade Finance	Vendor Finance U.S.	Vendor Finance International	Commercial	Consumer	Totals
March 31, 2012
Pass	$4,855.2	$329.6	$1,319.0	$1,964.7	$2,007.1	$2,168.8	$12,644.4	$5,046.6	$17,691.0
Special mention	887.6	247.1	138.8	262.7	137.6	123.1	1,796.9	270.2	2,067.1
Classified – accruing	656.4	83.6	220.3	117.0	130.0	62.7	1,270.0	361.5	1,631.5
Classified – non accrual	216.2	112.7	25.3	43.8	53.6	29.8	481.4	0.5	481.9
Total	$6,615.4	$773.0	$1,703.4	$2,388.2	$2,328.3	$2,384.4	$16,192.7	$5,678.8	$21,871.5
December 31, 2011
Pass	$4,255.6	$279.9	$1,089.3	$2,019.1	$2,017.8	$2,058.8	$11,720.5	$5,580.1	$17,300.6
Special mention	930.9	236.9	136.7	263.8	156.1	123.0	1,847.4	367.5	2,214.9
Classified – accruing	735.6	135.0	216.0	73.2	131.9	67.3	1,359.0	397.0	1,756.0
Classified – non accrual	356.4	141.5	45.0	75.3	55.3	27.6	701.1	0.9	702.0
Total	$6,278.5	$793.3	$1,487.0	$2,431.4	$2,361.1	$2,276.7	$15,628.0	$6,345.5	$21,973.5

(1)	Balances include $1,380.9 million and $2,088.0 million of loans in Assets Held for Sale at March 31, 2012 and December 31, 2011, respectively, which are measured at the lower of cost or fair value. ASC 310-10-50 does not require inclusion of these finance receivables in the disclosures above. However, until they are disposed of, the Company manages the credit risk and collections of finance receivables held for sale consistently with its finance receivables held for investment, so that Company data are tracked and used for management purposes on an aggregated basis, as presented above. Other than finance receivables, the total for Assets Held for Sale on the balance sheet also include operating lease equipment held for sale, which are not included in the above table.

Item 1:  Consolidated Financial Statements  9

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Past Due and Non-accrual Loans

The table that follows presents portfolio delinquency status, regardless of accrual/non-accrual classification:

Finance Receivables(1) — Delinquency Status (dollars in millions)

	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Finance Receivables(1)
March 31, 2012
Commercial
Corporate Finance – Other	$1.9	$10.5	$21.8	$34.2	$6,581.2	$6,615.4
Corporate Finance – SBL	31.6	0.9	19.9	52.4	720.6	773.0
Transportation Finance	2.3	2.0	1.1	5.4	1,698.0	1,703.4
Trade Finance	20.6	2.2	0.5	23.3	2,364.9	2,388.2
Vendor Finance – U.S.	41.1	17.3	13.0	71.4	2,256.9	2,328.3
Vendor Finance – International	18.7	4.7	6.1	29.5	2,354.9	2,384.4
Total Commercial	116.2	37.6	62.4	216.2	15,976.5	16,192.7
Consumer	182.5	91.5	364.0	638.0	5,040.8	5,678.8
Total	$298.7	$129.1	$426.4	$854.2	$21,017.3	$21,871.5
December 31, 2011
Commercial
Corporate Finance – Other	$5.9	$2.5	$35.6	$44.0	$6,234.5	$6,278.5
Corporate Finance – SBL	7.7	7.2	27.7	42.6	750.7	793.3
Transportation Finance	1.8	3.4	0.7	5.9	1,481.1	1,487.0
Trade Finance	60.8	2.3	1.2	64.3	2,367.1	2,431.4
Vendor Finance – U.S.	47.7	18.9	15.7	82.3	2,278.8	2,361.1
Vendor Finance – International	15.7	6.0	5.6	27.3	2,249.4	2,276.7
Total Commercial	139.6	40.3	86.5	266.4	15,361.6	15,628.0
Consumer	246.0	123.0	395.1	764.1	5,581.4	6,345.5
Total	$385.6	$163.3	$481.6	$1,030.5	$20,943.0	$21,973.5

(1)	Balances include $1,380.9 million and $2,088.0 million of loans in Assets Held for Sale at March 31, 2012 and December 31, 2011, respectively. Other than finance receivables, Assets Held for Sale on the balance sheet also include operating lease equipment held for sale, which are not included in the above table.

10   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth non-accrual loans and assets received in satisfaction of loans (repossessed assets). Non-accrual loans include loans greater than $500,000 that are individually evaluated and determined to be impaired, as well as loans less than $500,000 that are delinquent (generally for 90 days or more).

Finance Receivables on Non-accrual Status (dollars in millions)

	March 31, 2012			December 31, 2011
	Held for Investment	Held for Sale	Total	Held for Investment	Held for Sale	Total
Commercial
Corporate Finance – Other	$213.9	$2.3	$216.2	$225.7	$130.7	$356.4
Corporate Finance – SBL	103.1	9.6	112.7	132.0	9.5	141.5
Transportation Finance	25.3	–	25.3	45.0	–	45.0
Trade Finance	43.8	–	43.8	75.3	–	75.3
Vendor Finance – U.S.	53.6	–	53.6	55.3	–	55.3
Vendor Finance – International	28.3	1.5	29.8	25.6	2.0	27.6
Consumer	–	0.5	0.5	0.2	0.7	0.9
Total non-accrual loans	$468.0	$13.9	$481.9	$559.1	$142.9	$702.0
Repossessed assets			19.1			9.7
Total non-performing assets			$501.0			$711.7
Government guaranteed accruing loans past due 90 days or more			$365.7			$390.3
Other accruing loans past due 90 days or more			2.2			2.2
Total accruing loans past due 90 days or more			$367.9			$392.5

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

Item 1:  Consolidated Financial Statements  11

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired Loans (dollars in millions)

				Quarters Ended March 31,
	March 31, 2012			2012	2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Average Recorded Investment
March 31, 2012
With no related allowance recorded:
Commercial
Corporate Finance – Other	$169.2	$250.7	$–	$183.1	$237.4
Corporate Finance – SBL	47.7	82.1	–	43.0	41.8
Transportation Finance	12.6	17.2	–	6.3	9.8
Trade Finance	37.5	42.4	–	48.8	107.9
Vendor Finance – U.S.	9.9	20.8	–	10.2	21.7
Vendor Finance – International	10.0	22.7	–	9.0	16.0
With an allowance recorded:
Commercial
Corporate Finance – Other	110.5	123.9	31.4	105.8	132.3
Corporate Finance – SBL	11.6	13.7	4.5	21.8	50.1
Transportation Finance	13.4	27.7	2.9	29.5	54.9
Trade Finance	6.2	8.7	3.6	10.7	23.1
Total Commercial Impaired Loans(1)	428.6	609.9	42.4	468.2	695.0
Total Loans Impaired at Convenience date(2)	174.5	557.9	4.5	180.6	677.3
Total	$603.1	$1,167.8	$46.9	$648.8	$1,372.3

				Year ended
	December 31, 2011			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Commercial
Corporate Finance – Other	$197.0	$298.7	$–	$160.6
Corporate Finance – SBL	38.3	70.7	–	41.3
Transportation Finance	–	–	–	6.6
Trade Finance	60.1	72.2	–	73.7
Vendor Finance – U.S.	10.5	24.6	–	16.9
Vendor Finance – International	8.0	20.7	–	11.6
With an allowance recorded:
Commercial
Corporate Finance – Other	101.0	112.0	31.7	109.5
Corporate Finance – SBL	31.9	34.7	7.4	43.9
Transportation Finance	45.6	58.1	9.0	50.7
Trade Finance	15.1	18.0	5.3	25.9
Total Commercial Impaired Loans	507.5	709.7	53.4	540.7
Total Loans Impaired at Convenience date(2)	186.7	605.4	5.4	418.3
Total	$694.2	$1,315.1	$58.8	$959.0

(1)	Interest income recorded while the loans were impaired was not material for the quarters ended March 31, 2012 and 2011.

(2)	Details of finance receivables that were identified as impaired at the Convenience date are presented under Loans and Debt Securities Acquired with Deteriorated Credit Quality.

12   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment occurs when, based on current information and events, it is probable that CIT will be unable to collect all amounts due according to the contractual terms of the agreement. The Company has established review and monitoring procedures designed to identify, as early as possible, customers that are experiencing financial difficulty. Credit risk is captured and analyzed based on the Company’s internal probability of obligor default (PD) and loss given default (LGD) ratings. A PD rating is determined by evaluating borrower credit-worthiness, including analyzing credit history, financial condition, cash flow adequacy, financial performance and management quality. An LGD rating is predicated on transaction structure, collateral valuation and related guarantees or recourse. Further, related considerations in determining probability of collection include the following:

■	Instances where the primary source of payment is no longer sufficient to repay the loan in accordance with terms of the loan document;

■	Lack of current financial data related to the borrower or guarantor;

■	Delinquency status of the loan;

■	Borrowers experiencing problems, such as operating losses, marginal working capital, inadequate cash flow or business interruptions;

■	Loans secured by collateral that is not readily marketable or that is susceptible to deterioration in realizable value; and

■	Loans to borrowers in industries or countries experiencing economic instability.

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

The following summarizes key elements of the Company’s policy regarding the determination of collateral fair value in the measurement of impairment:

■	“Orderly liquidation value” is the basis for collateral valuation;

■	Appraisals are updated annually or more often as market conditions warrant; or

■	Appraisal values are discounted in the determination of impairment if the:

■	appraisal does not reflect current market conditions; or

■	collateral consists of inventory, accounts receivable, or other forms of collateral, which may become difficult to locate, collect or subject to pilferage in a liquidation.

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

Loans Acquired with Deteriorated Credit Quality (dollars in millions)

	March 31, 2012(2)			December 31, 2011(2)
	Carrying Amount	Outstanding Balance(2)	Allowance	Carrying Amount	Outstanding Balance(2)	Allowance
Commercial	$173.3	$553.5	$4.5	$185.6	$599.0	$5.4
Consumer	1.2	4.4	–	1.1	6.4	–
Totals loans	$174.5	$557.9	$4.5	$186.7	$605.4	$5.4

(1)	The table excludes amounts in Assets Held for Sale with carrying amounts of $1 million and $117 million at March 31, 2012 and December 31, 2011, and outstanding balances of $25 million and $286 million at March 31, 2012 and December 31, 2011.

(2)	Represents the sum of contractual principal, interest and fees earned at the reporting date, calculated as pre-FSA net investment plus inception to date charge-offs.

Item 1:  Consolidated Financial Statements  13

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quarter Ended March 31, 2012		Quarter Ended March 31, 2011
	Provision for Credit Losses	Net Charge-offs (Recoveries)	Provision for Credit Losses	Net Charge-offs (Recoveries)
Commercial	$(1.4)	$(0.5)	$63.1	$94.5
Consumer	0.1	0.1	(0.2)	(0.2)
Totals	$(1.3)	$(0.4)	$62.9	$94.3

The following table presents the changes to the accretable discount related to all loans accounted for under ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality).

Accretable discount activity for loans accounted for under ASC 310-30 at Emergence Date (dollars in millions):

	Quarters Ended March 31,
	2012	2011
Accretable discount, beginning of period	$80.0	$207.2
Accretion	(2.8)	(12.3)
Disposals/transfers(1)	(49.0)	(27.4)
Accretable discount, end of period	$28.2	$167.5

(1)	Amounts include transfers of non-accretable to accretable discounts, which were not material for the quarters ended March 31, 2012 and 2011.

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

CIT uses a consistent methodology across all loans to determine if a modification is with a borrower that has been determined to be in financial difficulty and was granted a concession. Specifically, the Company’s policies on TDR identification include the following examples of indicators used to determine whether the borrower is in financial difficulty:

■	Borrower is in default

■	Borrower has declared bankruptcy

■	Growing doubt about the borrower’s ability to continue as a going concern

■	Borrower has insufficient cash flow to service debt

■	Borrower is de-listing securities

■	Borrower’s inability to obtain funds from other sources

■	Breach of financial covenants by the borrower

If the borrower is determined to be in financial difficulty, then CIT utilizes the following criteria to determine whether a concession has been granted to the borrower:

■	Assets used to satisfy debt are less than CIT’s recorded investment in the receivable

■	Modification of terms – interest rate changed to below market rate

■	Maturity date extension at an interest rate less than market rate

■	The borrower does not otherwise have access to funding for debt with similar risk characteristics in the market at the restructured rate and terms

■	Capitalization of interest

■	Increase in interest reserves

■	Conversion of credit to Payment-In-Kind (PIK)

■	Delaying principal and/or interest for a period of three months or more

■	Partial forgiveness of the balance

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

The recorded investment of TDRs at March 31, 2012 and December 31, 2011 was $313.7 million and $445.2 million, of which 57% and 63%, respectively, were on non-accrual. Corporate Finance receivables accounted for 85% and 88% of the total TDRs at March 31, 2012 and December 31, 2011, respectively. At March 31, 2012 and December 31, 2011, there were $10.7 million and $27.8 million, respectively, of commitments to lend additional funds to borrowers whose loan terms have been modified in TDRs.

14   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables that follow present additional information related to modifications qualifying as TDRs that occurred during the quarters ended March 31, 2012 and 2011.

Recorded investment of TDRs that occurred during the quarters ended March 31, 2012 and 2011 (dollars in millions)

	Quarter Ended March 31, 2012	Quarter Ended March 31, 2011
Commercial
Corporate Finance	$–	$11.7
Corporate Finance – SBL	5.9	6.1
Trade Finance	–	25.6
Vendor Finance – U.S.	2.7	1.4
Vendor Finance – International	1.4	2.0
Total	$10.0	$46.8

Recorded investment of TDRs that experience a payment default(1) at the time of default, in the period presented, and for which the payment default occurred within one year of the modification (dollars in millions)

	Quarter Ended March 31, 2012	Quarter Ended March 31, 2011
Commercial
Corporate Finance – SBL	$3.6	$0.6
Vendor Finance – International	0.4	–
Total	$4.0	$0.6

(1)	Payment default in the table above is one missed payment.

The financial impact of the various modification strategies that the Company employs in response to borrower difficulties is described below. While the discussion focuses on current quarter amounts, the overall nature and impact of modification programs were comparable in the current and prior years.

■	The nature of modifications qualifying as TDR’s, based upon investment at March 31, 2012, was payment deferral – 91%, covenant relief and/or other – 7%, interest rate reductions and debt forgiveness – 2%;

■	Debt forgiveness, or the reduction in amount owed by borrower, results in incremental provision for credit losses, in the form of higher charge-offs. While these types of modifications have the greatest individual impact on the allowance, the combined financial impact for the quarter ended March 31, 2012 for TDR’s occurring during the quarter and outstanding as of March 31, 2012 approximated $1.2 million, as debt forgiveness is a relatively small component of the Company’s modification programs;

■	Payment deferrals, the most common type of the Company’s modification programs, result in lower net present value of cash flows and increased provision for credit losses to the extent applicable. The financial impact of these modifications is not significant given the reduction to recorded investment balances from FSA discount and the moderate length of deferral periods. Interest rate reductions result in incremental reduction in interest revenue charged to the customer, but are a relatively small part of the Company’s restructuring programs. In the 2012 first quarter, there were no interest reductions granted. Additionally, in some instances, modifications improve the Company’s economic return through increased interest rates and fees, but are reported as TDRs due to assessments regarding the borrowers’ ability to independently obtain similar funding in the market and assessments of the relationship between modified rates and terms and comparable market rates and terms. The weighted average change in interest rates for all TDRs occurring during the 2012 first quarter was immaterial; and

■	The other elements of the Company’s modification programs do not have a significant impact on financial results given their relative size, or do not have a direct financial impact as in the case of covenant changes.

Item 1:  Consolidated Financial Statements  15

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — ALLOWANCE FOR LOAN LOSSES

The following table presents changes in the allowance for loan losses.

Allowance for Credit Losses and Recorded Investment in Finance Receivables (dollars in millions)

	March 31, 2012
	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Total Commercial	Consumer	Total
Beginning balance	$262.2	$29.3	$29.0	$87.3	$407.8	$–	$407.8
Provision for credit losses	22.7	7.6	3.8	8.2	42.3	0.3	42.6
Other(1)	(7.9)	0.2	(1.7)	1.0	(8.4)	–	(8.4)
Gross charge-offs(2)	(18.0)	(7.9)	(1.5)	(16.2)	(43.6)	(0.6)	(44.2)
Recoveries	11.3	–	0.4	10.2	21.9	0.3	22.2
Allowance balance – end of period	$270.3	$29.2	$30.0	$90.5	$420.0	$–	$420.0
Individually evaluated for impairment	$35.9	$2.9	$3.6	$–	$42.4	$–	$42.4
Collectively evaluated for impairment	231.5	26.3	26.4	88.9	373.1	–	373.1
Loans acquired with deteriorated credit quality(3)	2.9	–	–	1.6	4.5	–	4.5
Allowance balance – end of period	$270.3	$29.2	$30.0	$90.5	$420.0	$–	$420.0
Other reserves(1)	$16.8	$1.2	$7.7	$–	$25.7	$–	$25.7
Finance receivables:
Individually evaluated for impairment	$339.0	$26.0	$43.7	$19.9	$428.6	$–	$428.6
Collectively evaluated for impairment	6,831.5	1,677.4	2,344.5	4,446.4	15,299.8	4,587.7	19,887.5
Loans acquired with deteriorated credit quality(3)	153.5	–	–	19.8	173.3	1.2	174.5
Ending balance	$7,324.0	$1,703.4	$2,388.2	$4,486.1	$15,901.7	$4,588.9	$20,490.6
Percent of loans to total loans	35.7%	8.3%	11.7%	21.9%	77.6%	22.4%	100.0%

	March 31, 2011
Beginning balance	$304.0	$23.7	$29.9	$58.6	$416.2	$–	$416.2
Provision for credit losses	64.5	1.8	3.3	51.9	121.5	0.9	122.4
Other(1)	2.1	(0.1)	0.7	0.8	3.5	–	3.5
Gross charge-offs(2)	(123.4)	(0.7)	(6.2)	(27.9)	(158.2)	(1.2)	(159.4)
Recoveries	7.3	–	1.9	10.3	19.5	0.3	19.8
Allowance balance – end of period	$254.5	$24.7	$29.6	$93.7	$402.5	$–	$402.5
Individually evaluated for impairment	$56.9	$11.7	$4.8	$–	$73.4	$–	$73.4
Collectively evaluated for impairment	176.1	13.0	24.8	91.7	305.6	–	305.6
Loans acquired with deteriorated credit quality(3)	21.5	–	–	2.0	23.5	–	23.5
Allowance balance – end of period	$254.5	$24.7	$29.6	$93.7	$402.5	$–	$402.5
Other reserves(1)	$8.2	$0.9	$3.7	$–	$12.8	$–	$12.8
Finance receivables:
Individually evaluated for impairment	$436.4	$62.0	$103.5	$33.2	$635.1	$–	$635.1
Collectively evaluated for impairment	6,496.6	1,222.1	2,509.9	4,475.8	14,704.4	7,897.4	22,601.8
Loans acquired with deteriorated credit quality(3)	513.0	0.1	–	42.9	556.0	1.5	557.5
Ending balance	$7,446.0	$1,284.2	$2,613.4	$4,551.9	$15,895.5	$7,898.9	$23,794.4
Percent of loans to total loans	31.3%	5.4%	11.0%	19.1%	66.8%	33.2%	100.0%

(1)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit and for deferred purchase agreements, all of which is recorded in Other Liabilities. “Other” also includes changes relating to sales and foreign currency translations,

(2)	Gross charge-offs included $11.3 million that were charged directly to the Allowance for loan losses for the quarter ended March 31, 2012. Corporate Finance totaled $6.1 million, Transportation Finance $5.0 million and remainder was from Trade Finance. Gross charge-offs included $75 million that were charged directly to the Allowance for loan losses for the quarter ended March 31, 2011. Corporate Finance totaled $70 million, with the remainder related to Trade Finance.

3)	Represents loans considered impaired in FSA and are accounted for under the guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality).

16   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — INVESTMENT SECURITIES

The Company invests primarily in U.S. Treasury securities, U.S. Government Agency securities and Canadian Government securities. These investments typically mature in 91 days or less, and the carrying value approximates fair value.

Total investment securities include debt and equity securities. Debt instruments primarily consisted of U.S. Treasuries, U.S. agency bonds and foreign government bonds while equity securities include common stock and warrants.

Investment Securities (dollars in millions)

	March 31, 2012	December 31, 2011
Debt securities available-for-sale	$1,000.0	$937.2
Equity securities available-for-sale	16.9	16.9
Debt securities held-to-maturity(1)	233.0	211.3
Non-marketable equity securities carried at cost(2)	84.3	85.2
Total investment securities	$1,334.2	$1,250.6

(1)	Recorded at amortized cost less impairment on securities that have credit-related impairment.

(2)	Non-marketable equity securities are carried at cost less impairment and primarily consist of shares issued by customers during loan work out situations or as part of an original loan investment.

Debt securities are recorded on the Consolidated Balance Sheet as of the trade date and classified based on management’s intention on the date of purchase.

The Company conducts and documents periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other than temporary. Any credit-related impairment on debt securities that the Company does not plan to sell and is not likely to be required to sell is recognized in the Consolidated Statement of Operations, with the non-credit-related impairment recognized in other comprehensive income (“OCI”). For other impaired debt securities, the entire impairment is recognized in the Consolidated Statement of Operations.

The following table presents interest and dividends on investments:

Interest and Dividend Income (dollars in millions)

	Quarters Ended March 31,
	2012	2011
Interest	$7.4	$8.4
Dividends	0.4	–
Total interest and dividends	$7.8	$8.4

Gross realized investment gains totaled $19.1 million and $23.0 million for the quarters ended March 31, 2012 and 2011, respectively, and exclude losses from other-than-temporary impairments (“OTTI”). OTTI credit-related impairments on equity securities recognized in earnings were not material for the quarter ended March 31, 2012 and totaled $ 6.1 million for the prior-year quarter. Impairment amounts in accumulated other comprehensive income (“AOCI”) were not material at March 31, 2012 and December 31, 2011.

Securities Available-for-Sale

The following table presents amortized cost and fair value of securities available-for-sale (“AFS”) at March 31, 2012 and December 31, 2011.

Securities Available-for-Sale — Amortized Cost and Fair Value (dollars in millions)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2012
Debt securities AFS
U.S. Treasuries	$1,000.0	$–	$–	$1,000.0
Total debt securities available for sale	1,000.0	–	–	1,000.0
Equity securities AFS	15.5	1.4	–	16.9
Total securities AFS	$1,015.5	$1.4	$–	$1,016.9
December 31, 2011
Debt securities AFS
U.S. Treasuries	$166.7	$–	$–	$166.7
U.S. Government Agency Obligations	672.7	–	–	672.7
Canadian Government Treasuries	97.8	–	–	97.8
Total debt securities available for sale	937.2	–	–	937.2
Equity securities AFS	15.5	1.4	–	16.9
Total securities AFS	$952.7	$1.4	$–	$954.1

Item 1:  Consolidated Financial Statements  17

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Securities Held-to-Maturity

The carrying value and fair value of securities held-to-maturity (“HTM”) at March 31, 2012 and December 31, 2011 were as follows:

Securities Held-to-Maturity — Carrying Value and Fair Value (dollars in millions)

	Carrying Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
March 31, 2012
U.S. Treasury and federal agency securities
U.S. Government Agency Obligations	$89.1	$–	$(0.6)	$88.5
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	49.3	3.1	–	52.4
State and municipal	0.3	–	–	0.3
Foreign government	19.4	–	–	19.4
Guaranteed Investment Contract(1)	24.8	–	–	24.8
Corporate – Foreign	50.1	–	–	50.1
Total debt securities held-to-maturity	$233.0	$3.1	$(0.6)	$235.5
December 31, 2011
U.S. Treasury and federal agency securities
U.S. Government Agency Obligations	$92.5	$–	$(1.1)	$91.4
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	49.8	3.2	–	53.0
State and municipal	0.4	–	–	0.4
Foreign government	19.6	–	–	19.6
Corporate – Foreign	49.0	–	–	49.0
Total debt securities held-to-maturity	$211.3	$3.2	$(1.1)	$213.4

(1)	These balances represent amounts held in restricted securitization accounts that are invested by the trustee in highly rated guaranteed investment contracts.

18   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amortized cost and fair value of debt securities HTM by contractual maturity dates:

Securities Held-to-Maturity — Carrying Value and Fair Value Maturities (dollars in millions)

	March 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities(1)
After 10 years(2)	$49.3	$52.4	$49.8	$53.0
Total	49.3	52.4	49.8	53.0
U.S. Treasury and federal agencies
Due within 1 year	89.1	88.5	92.5	91.4
Total	89.1	88.5	92.5	91.4
State and municipal
After 1 but within 5 years	0.2	0.2	0.3	0.3
After 5 but within 10 years	0.1	0.1	0.1	0.1
Total	0.3	0.3	0.4	0.4
Foreign government
Due within 1 year	16.5	16.5	16.8	16.8
After 1 but within 5 years	2.9	2.9	2.8	2.8
Total	19.4	19.4	19.6	19.6
Guaranteed Investment Contracts
After 10 years(2)	24.8	24.8	–	–
Total	24.8	24.8	–	–
Corporate – Foreign
After 5 but within 10 years	50.1	50.1	49.0	49.0
Total	50.1	50.1	49.0	49.0
Total debt securities HTM	$233.0	$235.5	$211.3	$213.4

(1)	Includes mortgage-backed securities of U.S. federal agencies.

(2)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

Item 1:  Consolidated Financial Statements  19

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — LONG-TERM BORROWINGS

The following table presents outstanding long-term borrowings, net of FSA. The fair value adjustment is amortized as a cost adjustment over the remaining term of the respective debt and is reflected in Interest Expense.

Long-term Borrowings (dollars in millions)

	March 31, 2012			December 31, 2011
	CIT Group Inc.	Subsidiaries	Total	Total
Unsecured(1)
Revolving credit facility	$–	$–	$–	$–
Series C Notes – 7% (exchanged)	7,994.1	–	7,994.1	–
Series C Notes (other)	5,250.0	–	5,250.0	–
Senior unsecured	1,500.0	–	1,500.0	–
Other debt	84.1	3.2	87.3	–
Total Unsecured Debt	14,828.2	3.2	14,831.4	–
Secured
Secured borrowings	$–	$10,269.7	$10,269.7	$10,408.0
Revolving credit facility	–	–	–	–
Series A Notes – 7%	–	–	–	5,834.8
Series C Notes – 7% (exchanged)	–	–	–	7,959.2
Series C Notes (other)	–	–	–	2,000.0
Other debt	–	–	–	86.1
Total Secured Debt	–	10,269.7	10,269.7	26,288.1
Total Long-term Borrowings	$14,828.2	$10,272.9	$25,101.1	$26,288.1

(1)	The previously secured Revolving Credit Facility, Series C Notes and Other Debt became unsecured upon full redemption of Series A Notes on March 9, 2012.

Unsecured

Revolving Credit Facility

On August 25, 2011, CIT and certain of its subsidiaries entered into a Revolving Credit and Guaranty Agreement, among CIT Group Inc., certain subsidiaries of CIT Group Inc., as guarantors, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent, collateral agent and letter of credit issuer (the “Revolving Credit Facility”). The total commitment amount under the Revolving Credit Facility is $2 billion consisting of a $1.65 billion revolving loan tranche and a $350 million revolving loan tranche that can also be utilized for issuance of letters of credit. The Revolving Credit Facility matures on August 14, 2015 and will accrue interest at a per annum rate of LIBOR plus a margin of 2.00% to 2.75% (with no floor) or Base Rate plus a margin of 1.00% to 1.75% (with no floor). The applicable margin will be determined by reference to the long-term senior unsecured, non-credit enhanced debt rating of the Company by S&P and Moody’s effective at relevant times during the life of the Revolving Credit Facility. Due to the Company’s credit rating upgrade, the applicable margin for LIBOR loans is now 2.50% and the applicable margin for Base Rate loans is now 1.50% at March 31, 2012.

The Revolving Credit Facility may be prepaid and re-borrowed from time to time at the option of CIT. The amount available to draw upon at March 31, 2012 was approximately $1.9 billion, with the remaining portion reflecting letter of credit usage. Also, the unutilized portion of any commitment under the Revolving Credit Facility may be reduced permanently or terminated by CIT at any time without penalty.

Once the Company extinguished the Series A Second-Priority Secured Notes (“Series A Notes”) during the 2012 first quarter, all the collateral and subsidiary guarantees under the Revolving Credit Facility were released, except for subsidiary guarantees from eight of the Company’s domestic operating subsidiaries (“Continuing Guarantors”). Once the Revolving Credit Facility became unsecured, the collateral coverage covenant was replaced by an asset coverage covenant (based on the book value of eligible assets of the Continuing Guarantors) of 2.0x the committed facility size plus unsubordinated debt of the Continuing Guarantors, tested monthly and upon certain dispositions or encumbrances of eligible assets of the Continuing Guarantors.

The Revolving Credit Facility is also subject to a $6 billion minimum consolidated net worth covenant, tested quarterly, and limits the Company’s ability to create liens, merge or consolidate, sell, transfer, lease or dispose of all or substantially all of its assets, grant a negative pledge or make certain restricted payments during the occurrence and continuance of an event of default.

20   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series C Notes

Series C Notes 4.75% & 5.50% – In February 2012, the Company issued $3.25 billion aggregate principal amount of Series C Notes, consisting of $1.5 billion principal amount due 2015 (the “2015 Notes”) and $1.75 billion principal amount due 2019 (the “2019 Notes,” together with the 2015 Notes, the “Notes”). The 2015 Notes priced at par and bear interest at a rate of 4.75% and the 2019 Notes priced at par and bear interest at a rate of 5.50%. The proceeds of the transaction were used, in conjunction with available cash, to redeem the remaining Series A Notes in March 2012.

Series C Notes 5.25% & 6.625% – In March 2011, the Company issued $2 billion of new Series C Notes, consisting of $1.3 billion of three-year 5.25% fixed rate notes and $700 million of seven-year 6.625% fixed rate notes. The proceeds of the transaction were used in May 2011, in conjunction with available cash, to redeem $2.5 billion of 7% Series A Notes.

Series C Notes 7% (Exchanged) – In June 2011, the Company successfully completed an Exchange Offer and Consent Solicitation for outstanding 7% Series A Notes maturing in 2015, 2016 and 2017. At the Offer Expiration, tenders with consents or separate consents were received from holders of approximately $10.9 billion in aggregate principal amount of Series A Notes, made up of $8.76 billion (pre-FSA) of Series A Notes tendered and accepted for exchange, and $2.17 billion of Series A Notes separately consented, including a majority of each maturity of these Series A Notes. As a result, $8.76 billion principal amount of Series C Notes (pre-FSA) with the same interest rate and interest payment dates, but maturing one business day later than the Series A Notes for which they were exchanged, were issued in exchange for the Series A Notes tendered and accepted.

Consents were solicited to replace the covenants and events of default in the 2015 – 2017 Series A Notes Indentures with the same covenants and events of default as those in the Indenture that govern the existing 5.250% Series C Notes due 2014 and 6.625% Series C Notes due 2018. The covenants in the Series C Notes are more consistent with covenants of investment-grade rated bonds. Approximately $27 million of consent fees were paid to Series A Note holders that delivered consents and were capitalized and will be amortized as an adjustment of interest expense over the life of the Series C Notes issued in exchange.

Once the Company’s remaining Series A Notes were redeemed during the 2012 first quarter, all the collateral and subsidiary guarantees under the Series C Notes were released.

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

See Note 15 – Subsequent Events regarding details on 2012 second quarter Series C Notes redemptions.

Senior Unsecured

In March 2012, CIT filed a “shelf” registration statement and issued at par $1.5 billion of senior unsecured notes that mature in 2018 and bear interest at a rate of 5.25%. These rank equal in right of payment with the Series C Notes and the Revolving Credit Facility.

Secured

Series A Notes

On December 10, 2009, pursuant to the Plan of Reorganization the Company issued $21.04 billion principal amount of its 7.0% Series A Second-Priority Secured Notes with maturities each year from 2013 to 2017 (the “Series A Notes”).

During 2012, CIT redeemed the remaining $6.5 billion of Series A Notes, which resulted in the acceleration of $597 million of FSA discount accretion that was recorded as additional interest expense and a loss of $23 million reflecting a portion of the underwriting fees on the issuance of $3.25 billion of Series C Notes in February 2012.

Secured Borrowings

Set forth below are borrowings and pledged assets primarily owned by consolidated variable interest entities. Creditors of these entities received ownership and/or security interests in the assets. These entities are intended to be bankruptcy remote so that such assets are not available to creditors of CIT or any affiliates of CIT. These transactions do not meet accounting requirements for sales treatment and are recorded as secured borrowings. Except as otherwise noted, pledged assets listed in the following table as of December 31, 2011 were not included in the collateral available to lenders under the Revolving Credit Facility or the Series A or C Notes described above. As of March 31, 2012, the Revolving Credit Facility and Series C Notes were unsecured and all the Series A Notes had been paid off in full.

Item 1:  Consolidated Financial Statements  21

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Secured Borrowings and Pledged Assets Summary (dollars in millions)

	March 31, 2012		December 31, 2011
	Secured Borrowing	Assets Pledged	Secured Borrowing	Assets Pledged
Education trusts and conduits (student loans)	$3,415.1	$3,411.2	$3,445.9	$3,690.3
GSI Facilities borrowings(1)	1,205.2	1,798.4	1,257.7	2,015.7
Trade Finance	487.7	1,550.8	483.1	1,332.7
Corporate Finance (SBL)	240.5	260.3	250.4	272.3
Other equipment secured facilities(2)	1,895.3	2,225.5	1,821.2	2,137.5
Subtotal – Loans	7,243.8	9,246.2	7,258.3	9,448.5
Transportation Finance – Aircraft(3)	1,690.9	2,039.4	1,728.9	2,057.9
Transportation Finance – Rail	143.5	139.3	144.5	140.1
GSI Facilities borrowings (Aircraft and Rail)(1)	1,118.5	1,954.0	1,151.4	1,968.8
Other structures	73.0	98.1	74.2	98.9
Subtotal – Equipment under operating leases	3,025.9	4,230.8	3,099.0	4,265.7
FHLB borrowings (Consumer)(4)	–	–	50.7	92.5
Total	$10,269.7	$13,477.0	$10,408.0	$13,806.7

(1)	At March 31, 2012 GSI Facilities borrowings were secured by $1.17 billion of student loans, $525.3 million of corporate loans, $98.1 million of small business lending loans, of which $9 million were classified as Assets Held for Sale, and $1.08 billion and $869.8 million of aircraft and railcar assets, respectively, on operating leases. The GSI Facilities are described in Note 6 – Derivative Financial Instruments.

(2)	Includes facilities secured by equipment primarily in Vendor Finance and Corporate Finance and the associated secured debt.

(3)	Secured financing facilities for the purchase of aircraft.

(4)	Collateralized with Government Debentures and Certificates of Deposit.

Variable Interest Entities (“VIEs”)

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

Investors usually have recourse to the assets in the VIEs and typically benefit from other credit enhancements, such as: (1) a reserve or cash collateral account which requires the Company to deposit cash in an account, which will first be used to cover any defaulted obligor payments, (2) over-collateralization in the form of excess assets in the VIE, or (3) subordination, whereby the Company retains a subordinate position in the secured borrowing which would absorb losses due to defaulted obligor payments before the senior certificate holders. The VIE may also enter into derivative contracts in order to convert yield or currency of the underlying assets to match the needs of the VIE investors or to limit or change the risk of the VIE.

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

22   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company continuously assesses its hedge requirements and establishes counterparty relationships to facilitate hedging. During 2012 and 2011, the Company’s portfolio was in an asset sensitive position, whereby assets re-price faster than liabilities, and interest margin increases in a rising interest rate environment. The Company’s hedging strategies relate primarily to currency risk management of foreign operations. The Company utilizes cross-currency swaps and foreign currency forward contracts to effectively convert U.S. dollar denominated debt to a foreign currency. These transactions are classified as either foreign currency net investment hedges, or foreign currency cash flow hedges, with resulting gains and losses reflected in AOCI, a separate component of equity. For hedges of foreign currency net investment positions the “forward” method is applied whereby effectiveness is assessed and measured based on the amounts and currencies of the individual hedged net investments versus the notional amounts and underlying currencies of the derivative contract. For those hedging relationships where the critical terms of the entire debt instrument and the derivative are identical and the credit-worthiness of the counterparty to the hedging instrument remains sound, there is an expectation of no hedge ineffectiveness so long as those conditions continue to be met. The net interest differential is recognized on an accrual basis as an adjustment to other income or as interest expense to correspond with the hedged position.

See Note 1 — Business and Summary of Significant Accounting Policies in our December 31, 2011 Form 10-K for further description of the Company’s derivative transaction policies.

The following table presents fair values and notional values of derivative financial instruments:

Fair and Notional Values of Derivative Financial Instruments (dollars in millions)

	March 31, 2012			December 31, 2011
Qualifying Hedges	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Cross currency swaps	$416.2	$–	$(12.5)	$406.2	$1.0	$(3.3)
Foreign currency forward exchange – cash flow hedges	146.2	3.6	(0.9)	146.7	6.9	(0.2)
Foreign currency forward exchange – net investment hedges	1,496.2	9.2	(24.4)	1,387.0	31.0	(11.4)
Total Qualifying Hedges	$2,058.6	$12.8	$(37.8)	$1,939.9	$38.9	$(14.9)
Non-Qualifying Hedges(1)
Cross currency swaps	$603.1	$0.7	$(9.3)	$668.5	$6.1	$(4.5)
Interest rate swaps	818.9	0.8	(47.9)	848.4	0.9	(50.7)
Written options(2)	132.7	–	(0.1)	114.1	–	(0.1)
Purchased options(2)	984.6	0.9	–	913.3	1.1	–
Foreign currency forward exchange contracts	2,062.7	18.3	(34.7)	2,662.9	34.4	(19.6)
TRS(3)	153.6	–	–	70.1	–	–
Equity Warrants	1.0	0.3	–	1.0	0.4	–
Total Non-qualifying Hedges	$4,756.6	$21.0	$(92.0)	$5,278.3	$42.9	$(74.9)

(1)	A $5.3 million credit valuation adjustment relating to non-qualifying interest rate swaps and options is included in Other Assets.

(2)	Non-qualifying hedges notional amount includes $18.8 million forward starting written option and purchased option, both of which become effective on June 8, 2012.

(3)	Two financing facilities with Goldman Sachs International (GSI) are structured as total return swaps (TRS), under which amounts available for advances are accounted for as derivatives. Pursuant to applicable accounting guidance, only the unutilized portion of the TRS is accounted for as a derivative and recorded at its estimated fair value.

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

The aggregate “notional amounts” of the total return swaps of $153.6 million at March 31, 2012 and $70.1 million at December 31, 2011 represent the aggregate unused portions under the CFL and BV facilities and constitute derivative financial instruments. These notional amounts are calculated as the maximum aggregate facility commitment amounts, currently $2,125.0 million, less the aggregate actual adjusted qualifying borrowing base outstanding of $1,971 million at March 31, 2012 and $2,055 million at December 31, 2011 under the CFL and BV Facilities. The notional amounts of the derivatives will increase as the adjusted qualifying borrowing base decreases due to repayment of the underlying asset-backed securities (ABS) to investors. If CIT funds additional ABS under the CFL or BV Facilities, the aggregate adjusted qualifying borrowing base of the total return swaps will increase and the notional amount of the derivatives will decrease accordingly.

Valuation of the derivatives related to the GSI Facilities is based on several factors using a discounted cash flow (DCF) methodology, including:

■	CIT’s funding costs for similar recent financings;

■	Forecasted usage of the long-dated CFL and BV facilities through the final maturity date in 2028; and

■	Forecasted amortization, including prepayment assumptions, due to principal payments on the underlying ABS, which impacts the amount of the unutilized portion.

Item 1:  Consolidated Financial Statements  23

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the impact of derivatives on the statements of operations:

Derivative Instrument Gains and Losses (dollars in millions)

		Quarters Ended March 31,
Derivative Instruments	Gain / (Loss) Recognized	2012	2011
Non Qualifying Hedges
Cross currency swaps	Other income	$(11.3)	$(41.0)
Interest rate swaps	Other income	2.4	5.9
Foreign currency forward exchange contracts	Other income	(16.0)	(53.4)
Equity warrants	Other income	(0.1)	1.4
Total derivatives – income statement impact		$(25.0)	$(87.1)

The following table presents the changes in AOCI relating to derivatives:

Changes in AOCI Relating to Derivatives (dollars in millions)

Contract Type	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Quarter ended March 31, 2012
Cross currency swaps – net investment hedges	$(0.5)	$(0.5)
FX forward exchange – cash flow hedges	0.5	0.5
FX forward exchange – net investment hedges	(4.6)	(4.6)
Total	$(4.6)	$(4.6)
Quarter ended March 31, 2011
Cross currency swaps – net investment hedges	$1.5	$1.5
FX forward exchange – cash flow hedges	1.4	1.4
FX forward exchange – net investment hedges	2.2	2.2
Total	$5.1	$5.1

There was no effective portion of derivatives reclassified from AOCI to income or any hedge ineffectiveness recorded directly in income during the quarters ended March 31, 2012 and 2011.

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

The Company characterizes inputs in the determination of fair value according to the fair value hierarchy. The fair value of the Company’s assets and liabilities where the measurement objective specifically requires the use of fair value are set forth in the tables below:

Assets and Liabilities Measured at Fair Value on a Recurring Basis (dollars in millions)

March 31, 2012	Total	Level 1	Level 2	Level 3
Assets
Debt Securities available for sale	$1,000.0	$–	$1,000.0	$–
Equity Securities available for sale	16.9	14.1	2.8	–
Trading assets at fair value – derivatives	21.0	–	21.0	–
Derivative counterparty assets at fair value	12.8	–	12.8	–
Total Assets	$1,050.7	$14.1	$1,036.6	$–
Liabilities
Trading liabilities at fair value – derivatives	$(92.0)	$–	$(92.0)	$–
Derivative counterparty liabilities at fair value	(37.8)	–	(37.8)	–
Total Liabilities	$(129.8)	$–	$(129.8)	$–
December 31, 2011
Assets
Debt Securities available for sale	$937.2	$–	$937.2	$–
Equity Securities available for sale	16.9	14.0	2.9	–
Trading assets at fair value – derivatives	42.9	–	42.9	–
Derivative counterparty assets at fair value	38.9	–	38.9	–
Total Assets	$1,035.9	$14.0	$1,021.9	$–
Liabilities
Trading liabilities at fair value – derivatives	$(74.9)	$–	$(74.9)	$–
Derivative counterparty liabilities at fair value	(14.9)	–	(14.9)	–
Total Liabilities	$(89.8)	$–	$(89.8)	$–

The following table presents assets and liabilities for which a non-recurring change in fair value has been recorded:

Assets Measured at Fair Value on a Non-recurring Basis (dollars in millions)

		Fair Value Measurements at Reporting Date Using:
	Total	Level 1	Level 2	Level 3	Total Gains and (Losses)
Assets
March 31, 2012
Assets Held for Sale	$201.9	$–	$–	$201.9	$(25.3)
Impaired loans	101.0	–	–	101.0	(45.9)
Total	$302.9	$–	$–	$302.9	$(71.2)
December 31, 2011
Assets Held for Sale	$1,830.8	$–	$–	$1,830.8	$(60.7)
Impaired loans	101.5	–	–	101.5	(33.7)
Total	$1,932.3	$–	$–	$1,932.3	$(94.4)

Item 1:  Consolidated Financial Statements  25

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

Level 3 Gains and Losses

The tables below set forth a summary of changes in the estimated fair value of the Company’s Level 3 financial assets and liabilities measured on a recurring basis:

Changes in Fair Value of Level 3 Financial Assets and Liabilities Measured on a Recurring Basis (dollars in millions)

	Total	Derivatives	Equity Securities Available for Sale
December 31, 2011	$–	$–	$–
Gains or losses realized/unrealized
Included in Other Income	–	–	–
Settlements and foreign currency translation	–	–	–
March 31, 2012	$–	$–	$–
December 31, 2010	$17.6	$(0.3)	$17.9
Gains or losses realized/unrealized
Included in Other Income	5.4	–	5.4
Other, net (primarily sales proceeds)	(23.3)	–	(23.3)
March 31, 2011	$(0.3)	$(0.3)	$–

At March 31, 2012 and December 31, 2011 there were no Level 3 financial assets or liabilities measured on a recurring basis.

26   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying and estimated fair values of financial instruments presented below exclude leases and certain other assets and liabilities, for which disclosure is not required.

Estimated Fair Value of Assets and Liabilities (dollars in millions)

	March 31, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Trading assets – derivatives	$21.0	$21.0	$42.9	$42.9
Derivative counterparty assets at fair value	12.8	12.8	38.9	38.9
Assets held for sale (excluding leases)	1,154.3	1,164.4	1,871.8	2,024.3
Loans (excluding leases)	15,460.6	15,838.4	14,927.4	15,153.9
Investment Securities	1,334.2	1,336.7	1,250.6	1,252.7
Other assets and unsecured counterparty receivables(1)	1,450.1	1,450.1	1,405.7	1,405.7
Liabilities
Deposits(2)	(6,862.9)	(6,963.7)	(6,227.5)	(6,283.8)
Trading liabilities – derivatives	(92.0)	(92.0)	(74.9)	(74.9)
Derivative counterparty liabilities at fair value	(37.8)	(37.8)	(14.9)	(14.9)
Long-term borrowings(2)	(25,209.8)	(26,237.9)	(26,444.2)	(27,840.1)
Other liabilities(3)	(2,036.4)	(2,036.4)	(2,049.2)	(2,049.2)

(1)	Other assets subject to fair value disclosure primarily include accrued interest receivable and miscellaneous receivables. These assets have carrying values that approximate fair value generally due to the short-term nature and are classified as level 3. The unsecured counterparty receivables primarily consist of amounts owed to CIT from GSI for debt discount, return of collateral posted to GSI and settlements resulting from market value changes to asset-backed securities underlying the GSI Facilities.

(2)	Deposits and long-term borrowings include accrued interest, which is included in “Other liabilities” in the Balance Sheet.

(3)	Other liabilities include accounts payable, accrued liabilities, customer security and maintenance deposits and miscellaneous liabilities. The fair value of these approximates carrying value and are classified as level 3.

Assumptions used to value financial instruments are set forth below:

Derivatives – The estimated fair values of derivatives were calculated internally using observable market data and represent the net amount receivable or payable to terminate, taking into account current market rates, which represent Level 2 inputs. See Note 6 — Derivative Financial Instruments for notional principal amounts and fair values.

Investment Securities – Debt and equity securities classified as AFS are carried at fair value determined either by Level 1 and Level 2 inputs. Debt securities AFS included investments in U.S. Treasury securities were valued using Level 2 inputs, primarily quoted prices for similar securities. Certain equity securities AFS were valued using Level 1 inputs, primarily quoted prices in active markets, while other equity securities used Level 2 inputs, due to less frequently traded quoted market prices. Debt securities classified as HTM are securities that the Company has both the ability and the intent to hold until maturity and are carried at amortized cost and periodically assessed for OTTI, with the cost basis reduced when impairment is deemed to be other-than-temporary. Equity investments without readily determinable fair values are carried at cost and are periodically assessed for OTTI, with the cost basis reduced when impairment is deemed to be other-than-temporary.

Assets held for sale – Assets held for sale are recorded at lower of cost or fair value on the balance sheet. Most of the assets are subject to a binding contract, current letter of intent or other third-party valuation, which are Level III inputs. For the remaining assets, the fair value is generally determined using internally generated valuations or discounted cash flow analysis, which are considered Level 3 inputs. Commercial loans are generally valued individually, while small-ticket commercial and consumer type loans are valued on an aggregate portfolio basis.

Loans – Since there is no liquid secondary market for most loans in the Company’s portfolio, the fair value is estimated based on discounted cash flow analyses, which are considered Level 3 inputs. In addition to the characteristics of the underlying contracts, key inputs to the analysis include interest rates, prepayment rates, and credit spreads. For the commercial loan portfolio, the market based credit spread inputs are derived from instruments with comparable credit risk characteristics obtained from independent third party vendors. For the consumer loan portfolio, the discount spread is derived based on the company’s estimate of a market participant’s required return on equity that

Item 1:  Consolidated Financial Statements  27

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

incorporates credit loss estimates based on expected and current default rates. As these Level 3 unobservable inputs are specific to individual loans / collateral types, management does not believe that sensitivity analysis of individual inputs is meaningful, but rather that sensitivity is more meaningfully assessed through the evaluation of aggregate carrying values of the loans. The fair value of loans at March 31, 2012 was $15.8 billion, which is 102.4% of the carrying value. The fair value of the commercial loans portfolio was $10.9 billion, 100.8% in excess of carrying value, and the fair value of the consumer portfolio was $4.9 billion, 106.2% above carrying value.

Impaired Loans – The value of impaired loans utilized to determine impairment is estimated using the fair value of collateral (on an orderly liquidation basis) if the loan is collateralized, or the present value of expected cash flows utilizing the current market rate for such loan. As these Level 3 unobservable inputs are specific to individual loans / collateral types, management does not believe that sensitivity analysis of individual inputs is meaningful, but rather that sensitivity is more meaningfully assessed through the evaluation of aggregate carrying values of impaired loans relative to contractual amounts owed (unpaid principal balance “UPB”) from customers. As of March 31, 2012, the UPB related to impaired loans, including loans for which the Company is applying the income recognition and disclosure guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality), totaled $1,168 million. Including related allowances, these loans are carried at $556 million, or 48% of UPB. Of these amounts, $436 million and $287 million of UPB and carrying value relate to loans with no specific allowance. The difference between UPB and carrying value reflects cumulative charge-offs on accounts remaining in process of collection, FSA discounts and allowances. See Note 2 for more information.

Deposits – The fair value of deposits was estimated based upon a present value discounted cash flow analysis. Discount rates used in the present value calculation are based on the Company’s average current deposit rates for similar terms, which are Level 3 inputs.

Long-term borrowings – The unsecured borrowings were valued based on quoted market prices, which are Level 1 inputs. Certain of the secured borrowings utilized market inputs to estimate fair value, which are Level 2 inputs. Where market estimates were not available, values were computed using a discounted cash flow analysis with a discount rate approximating current market rates for issuances by CIT of similar term debt, which are Level 3 inputs.

NOTE 8 — STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income/(Loss)

The following table details the components of Accumulated Other Comprehensive Loss:

Components of Accumulated Other Comprehensive Income (Loss) (dollars in millions)

	March 31, 2012			December 31, 2011
	Gross Unrealized	Income Taxes	Net Unrealized	Gross Unrealized	Income Taxes	Net Unrealized
Changes in benefit plan net gain/(loss) and prior service (cost)/credit	$(54.5)	$0.1	$(54.4)	$(54.9)	$0.1	$(54.8)
Foreign currency translation adjustments	(36.6)	–	(36.6)	(37.7)	–	(37.7)
Changes in fair values of derivatives qualifying as cash flow hedges	(0.3)	–	(0.3)	(0.8)	–	(0.8)
Unrealized net gains (losses) on available for sale securities	2.8	(1.1)	1.7	2.0	(0.8)	1.2
Total accumulated other comprehensive loss	$(88.6)	$(1.0)	$(89.6)	$(91.4)	$(0.7)	$(92.1)

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

The calculation of the Company’s regulatory capital ratios are subject to review and consultation with the Federal Reserve Bank, which may result in refinements to amounts reported at March 31, 2012.

28   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tier 1 Capital and Total Capital Components (dollars in millions)

	CIT				CIT Bank
Tier 1 Capital	March 31, 2012		December 31, 2011		March 31, 2012		December 31, 2011
Total stockholders’ equity	$8,453.2		$8,888.5		$2,208.7		$2,116.6
Effect of certain items in accumulated other comprehensive loss excluded from Tier 1 Capital	53.0		54.3		(0.3)		(0.3)
Adjusted total equity	8,506.2		8,942.8		2,208.4		2,116.3
Less: Goodwill(1)	(338.0)		(338.0)		–		–
Disallowed intangible assets(1)	(55.6)		(63.6)		–		–
Investment in certain subsidiaries	(38.5)		(36.6)		–		–
Other Tier 1 components(2)	(63.6)		(58.1)		(65.9)		(91.5)
Tier 1 Capital	8,010.5		8,446.5		2,142.5		2,024.8
Tier 2 Capital
Qualifying reserve for credit losses and other reserves(3)	445.7		429.9		65.1		52.7
Less: Investment in certain subsidiaries	(38.5)		(36.6)		–		–
Other Tier 2 components(4)	–		–		0.2		0.2
Total qualifying capital	$8,417.7		$8,839.8		$2,207.8		$2,077.7
Risk-weighted assets	$45,521.1		$44,816.5		$6,701.3		$5,545.9
Total Capital (to risk-weighted assets):
Actual	18.5%		19.7%		32.9%		37.5%
Required Ratio for Capital Adequacy Purposes	13.0	%(5)	13.0	%(5)	8.0%		8.0%
Tier 1 Capital (to risk-weighted assets):
Actual	17.6%		18.8%		32.0%		36.5%
Required Ratio for Capital Adequacy Purposes	4.0%		4.0%		4.0%		4.0%
Tier 1 Leverage Ratio:
Actual	17.9%		18.9%		23.1%		24.7%
Required Ratio for Capital Adequacy Purposes	4.0%		4.0%		15.0	%(5)	15.0	%(5)

(1)	Goodwill and disallowed intangible assets adjustments also reflect the portion included within assets held for sale.

(2)	Includes the portion of net deferred tax assets that does not qualify for inclusion in Tier 1 capital based on the capital guidelines, the Tier 1 capital charge for nonfinancial equity investments and the Tier 1 capital deduction for net unrealized losses on available-for-sale marketable securities (net of tax).

(3)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit, and deferred purchase agreements, all of which are recorded in Other Liabilities.

(4)	Banking organizations are permitted to include in Tier 2 Capital up to 45% of net unrealized pretax gains on available-for-sale equity securities with readily determinable fair values.

(5)	The Company and CIT Bank each committed to maintaining certain capital ratios above regulatory minimum levels.

NOTE 10 — INCOME TAXES

The Company’s first quarter tax provision of $39.9 million decreased in relation to a tax provision of $62.2 million in the prior-year quarter driven by lower international earnings and a decrease in net accruals for uncertain tax positions and valuation allowances. The lower effective income tax rate is primarily the result of the relative mix of domestic losses and international earnings.

For the first quarter, the provision reflects income tax expense on the earnings of certain international operations and no income tax benefit recorded on the domestic losses. Income tax benefits are not recognized on domestic losses due to uncertainties related to future utilization of net operating loss carry forwards. The year-end 2012 effective tax rate may vary from the current rate primarily due to changes in the mix of domestic and international earnings.

Included in the tax provision is approximately $4.0 million of net discrete tax expense, which primarily relates to an increase in a U.S. deferred tax liability associated with indefinite life assets that cannot be used as a source of taxable income in the assessment of the valuation allowance. The discrete items include an increase to an uncertain federal and state tax position that the Company has taken with respect to the recognition of certain losses, offset by a reduction in the domestic valuation allowance.

Item 1:  Consolidated Financial Statements  29

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The $48.8 million tax provision before discrete items for the first quarter of 2011 was primarily driven by taxes on earnings from international operations, and valuation allowances against U.S. losses. The tax provision of $13.4 million for discrete items primarily related to a net increase in liabilities for uncertain tax positions and incremental valuation allowances on certain foreign losses.

As of December 31, 2011, CIT had cumulative U.S. Federal net operating loss carry-forwards (NOLs) of $4.0 billion. Excluding FSA adjustments, which are not included in the calculation of U.S. Federal taxable income, the Company generated a domestic pretax loss of $181 million in the first quarter which, excluding certain other book-to-tax adjustments, will increase the post-emergence NOLs. Pursuant to Section 382 of the Internal Revenue Code, the Company is generally subject to a $230 million annual limitation on the use of its $1.9 billion of pre-emergence NOLs. NOLs arising in post-emergence years are not subject to this limitation absent another ownership change for U.S. tax purposes.

Liabilities for Uncertain Tax Position

The Company’s liability for uncertain tax positions totaled $559 million at March 31, 2012 and $549 million at December 31, 2011. Management estimates that this liability may be reduced by up to $150 million within the next twelve months. Approximately $10 million of the reduction would impact the total tax provision. The remaining $140 million would be offset by a corresponding increase to the domestic valuation allowance. The $140 million reduction is due to the receipt of a favorable ruling subsequent to the reporting date.

NOTE 11 — OTHER COMPREHENSIVE INCOME/(LOSS)

The amounts included in the Statement of Comprehensive Income (Loss) are net of income taxes. The income taxes associated with ‘Changes in benefit plans net gain/(loss) and prior service (cost)/credit’ and ‘Changes in fair values of derivatives qualifying as cash flow hedges’ were not significant for the quarters ended March 31, 2012 and March 31, 2011. The income taxes associated with ‘Net unrealized gains on available for sale securities’ totaled $0.4 million for the quarter ended March 31, 2012 and were not significant for the March 31, 2011 quarter.

The ‘Changes in benefit plans net gain/(loss) and prior service (cost)/credit’ reclassification adjustments impacting net income was $0.4 million for the quarter ended March 31, 2012 and not significant for the quarter ended March 31, 2011. There were no reclassifications through income for the quarters ended March 31, 2012 and 2011 for interest expense on interest rate swaps designated as cash flow hedges. The unrealized gains (losses) on investments is net of reclassification adjustments of net gains on sales of investments included in net income of $5.4 million, net of tax, for the quarter ended 2011. The amount was not significant for the quarter ended March 31, 2012.

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

NOTE 12 — COMMITMENTS

The accompanying table summarizes credit-related commitments, as well as purchase and funding commitments:

Commitments (dollars in millions)

	March 31, 2012
	Due to Expire			December 31, 2011
	Within One Year	After One Year	Total Outstanding	Total Outstanding
Financing Commitments
Financing and leasing assets	$357.1	$2,402.8	$2,759.9	$2,746.2
Letters of credit
Standby letters of credit	44.3	181.9	226.2	209.5
Other letters of credit	61.3	12.5	73.8	89.5
Guarantees
Deferred purchase credit protection agreements	1,615.4	–	1,615.4	1,816.9
Guarantees, acceptances and other recourse obligations	18.7	8.5	27.2	25.6
Purchase and Funding Commitments
Aerospace manufacturer purchase commitments	688.2	7,512.5	8,200.7	8,033.1
Rail and other manufacturer purchase commitments	583.0	–	583.0	738.3

30   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financing Commitments

Financing commitments, referred to as loan commitments, or lines of credit, reflect CIT’s agreements to lend to its customers, subject to the customers’ compliance with contractual obligations. The table above includes approximately $0.5 billion of commitments at March 31, 2012 and $0.4 billion at December 31, 2011 for instances where the customer is not in compliance with contractual obligations, and therefore CIT does not have the contractual obligation to lend. As financing commitments may not be fully drawn, expire unused, be reduced or cancelled at the customer’s request, and require the customer to be in compliance with certain conditions, total commitment amounts do not necessarily reflect actual future cash flow requirements.

At March 31, 2012, substantially all financing commitments were senior facilities, with approximately 70% secured by equipment or other assets and the remainder comprised of cash-flow or enterprise value facilities. Most of the Company’s undrawn and available financing commitments are in Corporate Finance. The top ten undrawn commitments totaled $313 million.

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

The methodology used to determine the DPA liability is similar to the methodology used to determine the allowance for loan losses associated with the finance receivables, which reflects embedded losses based on various factors, including expected losses reflecting the Company’s internal customer and facility credit ratings. The liability recorded in Other Liabilities related to the DPAs totaled $6.4 million and $5.4 million at March 31, 2012 and December 31, 2011, respectively.

Purchase and Funding Commitments

CIT’s purchase commitments relate primarily to purchases of commercial aircraft and rail equipment. Commitments to purchase new commercial aircraft are predominantly with Airbus Industries (“Airbus”) and The Boeing Company (“Boeing”). In November 2011, an order was placed for purchase of aircraft from Embraer S.A. (“Embraer”) with deliveries scheduled through 2015. CIT may also commit to purchase an aircraft directly with an airline. Aerospace equipment purchases are contracted for specific models, using baseline aircraft specifications at fixed prices, which reflect discounts from fair market purchase prices prevailing at the time of commitment. The delivery price of an aircraft may change depending on final specifications. Equipment purchases are recorded at the delivery date. The estimated commitment amounts in the preceding table are based on contracted purchase prices reduced for pre-delivery payments to date and exclude buyer furnished equipment selected by the lessee. Pursuant to existing contractual commitments, 161 aircraft remain to be purchased from Airbus, Boeing and Embraer. Aircraft deliveries are scheduled periodically through 2019. Commitments exclude unexercised options to order additional aircraft.

In 2011, the Company’s rail business entered into commitments to purchase railcars from multiple manufacturers. Pursuant to these contractual commitments, at March 31, 2012, 5,446 railcars remain to be purchased in 2012. Rail equipment purchase commitments are at fixed prices subject to price increases for certain materials.

Item 1:  Consolidated Financial Statements  31

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — CONTINGENCIES

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

For certain Litigation matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of established reserves and insurance. For other matters for which a loss is probable or reasonably possible, such an estimate cannot be determined. For Litigation where losses are reasonably possible, management currently estimates the aggregate range of reasonably possible losses as up to $325 million in excess of established reserves and insurance related to those matters, if any. This estimate represents reasonably possible losses (in excess of established reserves and insurance) over the life of such Litigation, which may span a currently indeterminable number of years, and is based on information currently available as of March 31, 2012. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate.

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

Pursuant to a Notice of Dismissal filed on November 24, 2009, CIT Group Inc. was dismissed as a defendant from the Securities Litigation as a result of its discharge in bankruptcy. On June 10, 2010, the SDNY denied the remaining defendants’ motion to dismiss the consolidated amended complaint. In February, 2012, the parties to the Securities Litigation agreed to the terms of a settlement (the “Settlement Agreement”). The Settlement Agreement has been granted preliminary approval by the SDNY. Notice of the settlement is being provided to the class members. A final fairness hearing on the settlement is scheduled before the SDNY in June, 2012. In light of the Company’s

32   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

insurance coverage and existing reserves, the settlement will not have a material adverse effect on the Company’s financial condition.

Tyco Tax Agreement

In connection with the Company’s separation from Tyco International Ltd (“Tyco”) in 2002, CIT and Tyco entered into a Tax Agreement pursuant to which, among other things, CIT agreed to pay Tyco for tax savings actually realized by CIT, if any, as a result of the use of certain net operating losses arising during the period that Tyco owned CIT (the “Tyco Tax Attribute”), which savings would not have been realized absent the existence of the Tyco Tax Attribute. During CIT’s bankruptcy, CIT rejected the Tax Agreement, and Tyco and CIT entered into a Standstill Agreement pursuant to which (a) CIT agreed that it would defer bringing its subordination claim against Tyco and (b) Tyco agreed that it would defer bringing its damage claim against CIT while the parties exchanged information about CIT’s tax position, including past usage and retention of the various attributes on its consolidated tax return. Notwithstanding the Standstill Agreement, Tyco filed a Notice of Arbitration during the 2011 second quarter, demanding arbitration of its alleged contractual damages resulting from rejection of the Tax Agreement. CIT filed an adversary proceeding in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), seeking to subordinate Tyco’s interests under section 510(b) of the Bankruptcy Code, which would result in Tyco being treated like equity holders under CIT’s confirmed Plan of Reorganization and receiving no recovery in connection with the termination of the Tax Agreement. In December, 2011, the Bankruptcy Court issued its decision denying the request to subordinate Tyco’s interests (the “Decision”). CIT has appealed the Decision directly to the Second Circuit. The arbitration of the matter is temporarily stayed.

The amount of the federal Tyco Tax Attribute is approximately $794 million and the state Tyco Tax Attribute is approximately $180 million as of the separation date. CIT’s approximate current federal and state tax rates are currently 35% and 6.5%, respectively. CIT has recorded a valuation allowance against its federal net deferred tax assets and substantially all of its state net deferred tax assets, which include the deferred tax assets associated with the Tyco Tax Attribute, as the Company continues to believe that it does not currently meet the criteria to recognize these assets. It is CIT’s position that it has not received federal tax benefits from the Tyco Tax Attribute within the meaning of the Tax Agreement and that it is speculative as to when, if ever, any such benefits may be realized in the future.

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

In January, 2012, a non-binding mediation was commenced among CIT, the equipment manufacturer, and other parties related to several pending civil actions. Negotiations among the various parties to the mediation are ongoing.

NOTE 14 — BUSINESS SEGMENT INFORMATION

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

Segment Profit and Assets

In the table that follows, Corporate and Other includes cash liquidity in excess of the amount required by the business units that management determines is prudent for the overall company, loss on debt extinguishment and the prepayment penalties associated with debt repayments.

The first quarter 2012 Interest Expense included approximately $600 million of debt refinancing charges related to the FSA accretion associated with the prepayment of $6.5 billion in debt during the quarter. The first quarter of 2011 Interest Expense included $11 million of similar debt refinancing charges. In addition, pre-tax earnings related to the Vendor Finance segment reflect $18 million of corrections, $15 million of which reduced Interest Income while the remaining amount reduced Other Income. These corrections primarily relate to our Mexican portfolio and pertain to prior periods. Management has concluded that the adjustments were not individually or in the aggregate material to the consolidated financial statements as of or for the period ended March 31, 2012, or to any preceding period as reported.

Business Segments (dollars in millions)

	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Commercial Segments	Consumer	Total Segments	Corporate and Other	Total CIT
Quarter Ended March 31, 2012
Interest income	$175.8	$34.0	$14.5	$132.5	$356.8	$50.2	$407.0	$4.6	$411.6
Interest expense	(218.2)	(458.9)	(32.4)	(186.0)	(895.5)	(65.5)	(961.0)	(118.7)	(1,079.7)
Provision for credit losses	(22.7)	(7.6)	(3.8)	(8.2)	(42.3)	(0.3)	(42.6)	–	(42.6)
Rental income on operating leases	2.8	374.7	–	61.8	439.3	–	439.3	–	439.3
Other income, excluding rental income on operating leases	201.0	13.3	36.3	(4.4)	246.2	2.3	248.5	0.9	249.4
Depreciation on operating lease equipment	(1.1)	(107.9)	–	(28.5)	(137.5)	–	(137.5)	–	(137.5)
Operating expenses	(67.3)	(45.8)	(31.6)	(80.3)	(225.0)	(10.9)	(235.9)	12.6	(223.3)
Loss on debt extinguishments	–	–	–	–	–	–	–	(22.9)	(22.9)
Income (loss) before (provision) benefit for income taxes	$70.3	$(198.2)	$(17.0)	$(113.1)	$(258.0)	$(24.2)	$(282.2)	$(123.5)	$(405.7)
Select Period End Balances
Loans	$7,324.0	$1,703.4	$2,388.2	$4,486.1	$15,901.7	$4,588.9	$20,490.6	$–	$20,490.6
Credit balances of factoring clients	–	–	(1,109.8)	–	(1,109.8)	–	(1,109.8)	–	(1,109.8)
Assets held for sale	64.4	161.6	–	386.0	612.0	1,089.9	1,701.9	–	1,701.9
Operating lease equipment, net	21.5	11,669.6	–	212.9	11,904.0	–	11,904.0	–	11,904.0

34   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Commercial Segments	Consumer	Total Segments	Corporate and Other	Total CIT
Quarter Ended March 31, 2011
Interest income	$275.8	$42.6	$17.1	$226.7	$562.2	$70.8	$633.0	$5.8	$638.8
Interest expense	(188.5)	(210.5)	(25.7)	(141.0)	(565.7)	(53.0)	(618.7)	(79.9)	(698.6)
Provision for credit losses	(64.5)	(1.8)	(3.3)	(51.9)	(121.5)	(0.9)	(122.4)	–	(122.4)
Rental income on operating leases	3.7	325.0	–	80.2	408.9	–	408.9	–	408.9
Other income, excluding rental income on operating leases	155.3	24.0	36.7	33.2	249.2	2.9	252.1	18.3	270.4
Depreciation on operating lease equipment	(2.4)	(96.5)	–	(61.3)	(160.2)	–	(160.2)	–	(160.2)
Operating expenses	(54.7)	(39.7)	(27.8)	(76.0)	(198.2)	(17.4)	(215.6)	10.7	(204.9)
Income (loss) before (provision) benefit for income taxes	$124.7	$43.1	$(3.0)	$9.9	$174.7	$2.4	$177.1	$(45.1)	$132.0
Select Period End Balances
Loans	$7,446.0	$1,284.2	$2,613.4	$4,551.9	$15,895.5	$7,898.9	$23,794.4	$–	$23,794.4
Credit balances of factoring clients	–	–	(1,101.5)	–	(1,101.5)	–	(1,101.5)	–	(1,101.5)
Assets held for sale	170.9	261.3	–	747.3	1,179.5	3.5	1,183.0	–	1,183.0
Operating lease equipment, net	63.4	10,544.6	–	431.2	11,039.2	–	11,039.2	–	11,039.2

NOTE 15 — SUBSEQUENT EVENTS

On May 7, 2012 CIT announced its intention to redeem on June 4, 2012, $2.0 billion of 7% Series C Notes maturing in 2017. On April 16, 2012 CIT redeemed approximately $1.6 billion of 7% Series C Notes maturing in 2015 and on May 2, 2012, CIT redeemed $500 million of 7% Series C Notes maturing in 2017. These redemptions will increase second quarter 2012 interest expense by up to $260 million for the acceleration of FSA discount amortization. In addition, there may be a loss on debt extinguishment related to the redemptions. The final amount of FSA to be accelerated and the amount of loss on debt extinguishment will not be known until after the redemptions have occurred. Following these redemptions, approximately $3.1 billion principal amount of the 7% Notes maturing in 2016 and approximately $1.6 billion principal amount of the 7% Notes maturing in 2017 will remain outstanding.

On May 4, 2012, CIT issued at par $1.25 billion of senior unsecured notes that mature in 2017 and bear interest at a rate of 5.00% and $750 million of senior unsecured notes that mature in 2020 and bear interest at a rate of 5.375%.

In April 2012, CIT closed a $753 million equipment lease securitization, secured by a pool of equipment leases from CIT’s Vendor Finance business segment. The weighted average fixed coupon was 1.45%, which represented a weighted average credit spread of 0.88% over benchmark rates for the six classes of notes and the net advance rate was 92.5%.

In April 2012, approximately $1.1 billion of the student loans in held for sale at March 31, 2012 were sold at a slight gain to carrying value.

Item 1:  Consolidated Financial Statements  35

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

and

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

CIT operates primarily in North America, with locations in Europe, South America and Asia and has four commercial business segments — Corporate Finance, Trade Finance, Transportation Finance and Vendor Finance. We also own and manage a pool of liquidating consumer loans, predominantly government guaranteed student loans, that are reported in the Consumer segment.

As of March 31, 2012 the Company had 3,526 employees and over $44 billion in assets.

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk” contain financial terms that are relevant to our business. You can find a glossary of key terms used in Part I Item 1. Business Section in our Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”).

Management uses certain non-GAAP financial measures in its analysis of the financial condition and results of operations of the Company. See “Non-GAAP Financial Measurements” for a reconciliation of these to comparable accounting principles generally accepted in the United States of America (“GAAP”) measures.

2012 PRIORITIES AND PROGRESS

Our 2012 priorities were developed to further advance our broader strategic initiatives centered on improving our financial strengths, enhancing our business model, and further improving our approach to risk management and control functions. The following highlights some of our accomplishments:

1.	Accelerate Growth and Business Development Initiatives

■	Increased new business activity. Committed new business volume was $2.5 billion for the quarter ended March 31, 2012, up 46% from the prior-year quarter. Funded new business volume increased 51% to $2.0 billion over the prior-year quarter. These increases were driven by Corporate Finance. In addition to new business volume, CIT Bank purchased a portfolio of approximately $200 million of loans secured by aircraft.

■	Increased commercial assets. Commercial financing and leasing assets were up $554 million sequentially and across most segments, with a slight decline in Trade.

■	Contributing to the volume and asset growth were activity from newer businesses such as commercial real estate and equipment financing.

2.	Improve Profitability While Maintaining Financial Strength

■	While we reported a $406 million pre-tax loss for the quarter, pre-tax income excluding $620 million of debt refinancing charges(1) ($597 million of accelerated FSA debt discount on debt extinguishments and $23 million of loss on debt extinguishment) was $214 million, up from $178 million in the prior-year quarter driven by lower funding costs and higher gains on asset sales, and down from $230 million in the fourth quarter of 2011 on lower FSA accretion benefit.

■	Pre-tax income excluding debt refinancing charges and all other net FSA accretion/amortization(2) was $155 million up from $54 million in the prior-year quarter and $140 million in the fourth quarter of 2011 driven by lower funding costs and higher gains on asset sales.

(1)	Pre-tax income excluding debt refinancing charges is a non-GAAP measure. See ″Non-GAAP Measurements″ for reconciliation of non-GAAP to GAAP financial information.

(2)	Pre-tax income excluding debt refinancing charges and net FSA accretion/amortization is a non-GAAP measure. See ″Non-GAAP Measurements″ for reconciliation of non-GAAP to GAAP financial information.

36   CIT GROUP INC

■	Reduced weighted average coupon rates of outstanding deposits and long-term borrowings to 4.24% at March 31, 2012 from 4.71% at December 31, 2011. Including the $2 billion of unsecured debt issued on May 4, 2012 and $4.1 billion of Series C redemptions either completed or announced during the second quarter ($1.6 billion on April 16 and $0.5 billion on May 2 and $2.0 billion announced on May 7, 2012), the weighted average coupon rates on outstanding deposits and long-term borrowings would have been 3.93% at March 31, 2012.

■	Tier 1 and Total Capital ratios at March 31, 2012 were 17.6% and 18.5%, respectively, down from December 31, 2011. Book value per share at March 31, 2012 was $42.09, compared to $44.30 at December 31, 2011 and $44.88 at March 31, 2011. Tangible book value per share at March 31, 2012 was $40.20, compared to $42.33 at December 31, 2011 and $42.69 at March 31, 2011. These comparative declines were primarily driven by net losses recorded due to the acceleration of FSA accretion discount related to the prepayment of high cost debt.

3.	Advance Transformation of Funding Profile

■	During the first quarter, CIT raised over $5 billion in aggregate proceeds primarily through bond offerings with maturities ranging from 3 to 7 years and weighted average coupon of approximately 5.2%. The bond offerings included $1.5 billion of registered senior unsecured notes issued under the Company’s newly filed “shelf” registration. On May 4, 2012, CIT issued at par $1.25 billion of senior unsecured notes that mature in 2017 and bear interest at a rate of 5.00% and $750 million of senior unsecured notes that mature in 2020 and bear interest at a rate of 5.375%.

■	Deposits have increased, both in dollars and proportion of total fundings (21% at March 31, 2012 as compared to 19% and 11% at December 31, 2011 and March 31, 2011, respectively).

■	Outstanding balance of deposits raised through the online bank exceeded $1.1 billion at March 31, 2012. Expanded CIT Bank’s online deposit offerings with the launch of a new savings account on March 26, 2012. See “CIT Bank”.

■	Redeemed at par the remaining balance of Series A notes, aggregating approximately $6.5 billion. Upon redemption of the Series A notes, all outstanding Series C notes and the revolving credit facility became unsecured. See “Funding, Liquidity and Capital”.

■	On May 7, 2012 CIT announced its intention to redeem on June 4, 2012, $2.0 billion of 7% Series C Notes maturing in 2017. On April 16, 2012, we redeemed at par the entire approximately $1.6 billion outstanding balance of our 7% Series C Notes due in 2015 and on May 2, 2012 we redeemed $500 million of our 7% Series C Notes maturing in 2017. These redemptions will increase second quarter 2012 interest expense by up to $260 million for the acceleration of FSA discount amortization. In addition, there may be a loss on debt extinguishment related to the redemptions. The final amount of FSA to be accelerated and the amount of loss on debt extinguishment will not be known until after the redemptions have occurred.

■	In April 2012, CIT closed a $753 million equipment lease securitization, secured by a pool of equipment leases from CIT’s Vendor Finance business segment. The weighted average fixed coupon was 1.45%, which represented a weighted average credit spread of 0.88% over benchmark rates for the six classes of notes and the net advance rate was 92.5%.

During the remainder of 2012 we will continue to advance these business priorities, and enhance those relating to internal control functions and our relationships with our regulators.

2012 FIRST QUARTER OVERVIEW

First quarter operating results reflect increased commercial business activity, further progress advancing our liability restructuring and ongoing portfolio optimization efforts.

Net loss for the quarter ended March 31, 2012 totaled $447 million, $2.22 per diluted share. This net loss compares to net income of $66 million, $0.33 per diluted share, for the first quarter of 2011 and includes debt refinancing charges of $620 million related to the prepayment of $6.5 billion of high cost debt, while the year-ago period included debt refinancing charges of $46 million.

Pre-tax loss totaled $406 million, compared to pre-tax income of $132 million for the first quarter of 2011. While we reported a pre-tax loss for the quarter, pre-tax income excluding debt refinancing charges was $214 million compared with $178 million in the prior-year quarter. Pre-tax income excluding debt refinancing charges and net fresh-start accounting (“FSA”) amortization/accretion for the 2012 first quarter was $155 million, driven by lower funding costs and higher gains on asset sales, up from $54 million in the prior-year quarter. The current quarter includes a net FSA detriment of $537 million, primarily due to the acceleration of interest expense related to the prepayment of $6.5 billion of high cost debt, while the year-ago period included a net FSA benefit of $113 million.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   37

The following table presents the pre-tax results, and adjusts for debt related transaction costs and FSA accretion. This is a non-GAAP measurement.

Impacts of FSA Accretion and Debt-related Transaction Costs on Pre-tax Income (Loss) (dollars in millions)

	Quarters Ended March 31,
	2012	2011
Pre-tax income/(loss) – reported	$(405.7)	$132.0
Accelerated FSA net discount/(premium) on debt extinguishments and repurchases	596.9	11.2
Debt related – loss on debt extinguishments	22.9	–
Debt related – prepayment penalties	–	35.0
Pre-tax income/(loss) – excluding accelerated net FSA net discount/(premium) on debt extinguishments and repurchases and loss on debt extinguishments	214.1	178.2
Net FSA accretion (excluding debt related acceleration)	(59.6)	(124.4)
Pre-tax income (loss) – excluding FSA net accretion & debt related costs	$154.5	$53.8

Net finance revenue(3) (“NFR”) was negative in the first quarter due to a significant increase in interest expense related to the accelerated recognition of FSA discounts on the $6.5 billion of high cost debt repaid. Average earning assets were $33.1 billion in the first quarter, down $2.3 billion from the year-ago quarter and $0.7 billion from the fourth quarter due primarily to asset sales. NFR as a percentage of average earning assets (“finance margin”) was negative in the first quarter, compared to 2.14% in the prior-year quarter and 1.14% in the fourth quarter. Excluding net FSA accretion and debt prepayment penalties, finance margin was 1.97%, compared to 1.41% in the prior-year quarter and 2.07% last quarter. The increase from the year-ago quarter was driven primarily by lower funding costs and the benefit from the suspension of depreciation on operating lease equipment held for sale. The sequential quarter decline was due to $15 million of corrections that pertain to prior periods in our Vendor Finance business, primarily in Mexico, and lower interest recoveries. Operating lease rental income increased from the prior-year quarter due to higher asset levels and improved utilization.

Provision for credit losses for the quarter ended March 31, 2012 was $43 million, compared to $122 million in the year-ago quarter and $16 million in the fourth quarter. The decrease from the prior-year quarter reflects improved portfolio credit quality, including a reduction in specific reserves, and the continued reduction in non-accrual loans. The sequential quarter increase in the provision is primarily due to the establishment of reserves for commercial asset growth.

Other income (excluding operating lease rentals) of $249 million decreased $21 million from the prior-year quarter as reduced recoveries on loans charged off pre-emergence and increased impairments on assets held-for-sale more than offset higher gains on assets sold. The $40 million sequential increase reflected higher gains on asset sales and lower impairments on assets held for sale that were offset by several other items. Factoring commissions of $32 million were down slightly from the prior-year quarter, primarily reflecting lower commission rates, and flat sequentially.

Operating expenses were $223 million and included a $5 million restructuring charge. Excluding restructuring charges, operating expenses increased 10% from the prior-year quarter as increased compensation costs offset reduced professional fees. Headcount at March 31, 2012 was 3,526, down 5% from the prior-year quarter and unchanged from December 31, 2011.

Provision for income taxes was $40 million, down from $62 million from the prior-year quarter and predominantly reflects provisions related to income generated by our international operations. The provision decreased from the prior-year quarter, driven by lower international earnings and a decrease in reserves for uncertain tax positions and specific valuation allowances.

Total assets at March 31, 2012 were $44.1 billion, down $1.1 billion from December 31, 2011, and $6.9 billion from March 31, 2011. Commercial financing and leasing assets increased from the prior period and we reduced lower yielding assets through the sale of student loans and non-accrual commercial loans. Total loans of $20.5 billion declined from the prior-year quarter but increased sequentially as commercial loan growth exceeded the reduction in consumer loans. Operating lease equipment increased $0.9 billion from the prior-year quarter to $11.9 billion largely reflecting aircraft deliveries, but fell slightly sequentially. Cash and short-term investments decreased $1.0 billion from December 31, 2011 to $7.3 billion as we paid down high-cost debt.

Funded new business volume of $2.0 billion increased 51% over the prior-year quarter. Committed new business volume was $2.5 billion for the quarter ended March 31, 2012, up 46% from the prior-year quarter. Corporate Finance and Vendor Finance each reported double-digit percentage increases in both funded and committed volume from the prior-year quarter. Factoring volume for the 2012 first quarter of $6.0 billion was down 2% from the prior-year period.

(3)	Net finance revenue, average earning assets and net operating lease revenue are non-GAAP measures; see reconciliation of non-GAAP to GAAP financial information.

38   CIT GROUP INC

Credit metrics further improved, as net charge-offs, non-accrual loans and inflows to non-accruals all declined from the prior-year quarter and sequentially. Net charge-offs were $22 million, or 0.42% of average finance receivables, down from $140 million (2.32%) in the year-ago quarter and $24 million (0.45%) in the fourth quarter. The improvement from the prior-year quarter was driven primarily by Corporate Finance. Non-accrual loans were $482 million, or 2.35% of finance receivables at March 31, 2012, down from $702 million (3.53%) at December 31, 2011. The sequential improvement in Corporate Finance primarily reflected the completion of a multi-phased loan portfolio sale that began in the fourth quarter of 2011. In the current quarter, we closed on sales of approximately $150 million of loans in conjunction with this transaction, the majority of which were non-accrual. The reductions in Transportation Finance (Aerospace) and Trade Finance from the prior quarter primarily reflected the return to accrual status of accounts following a period of improved performance. Vendor Finance was essentially flat with last quarter.

NET FINANCE REVENUE

The following tables present management’s view of consolidated margin and include the net interest spread we make on loans and on the equipment we lease, in dollars and as a percent of average earning assets.

Net Finance Revenue (dollars in millions)

	Quarters Ended
	March 31, 2012	December 31, 2011	March 31, 2011
Interest income	$411.6	$492.4	$638.8
Rental income on operating leases	439.3	427.6	408.9
Finance revenue	850.9	920.0	1,047.7
Interest expense	(1,079.7)	(686.5)	(698.6)
Depreciation on operating lease equipment	(137.5)	(137.1)	(160.2)
Net finance revenue	$(366.3)	$96.4	$188.9
Average Earning Assets (“AEA”)	$33,060.9	$33,774.3	$35,316.1
As a % of AEA:
Interest income	4.98%	5.83%	7.24%
Rental income on operating leases	5.31%	5.06%	4.63%
Finance revenue	10.29%	10.89%	11.87%
Interest expense	(13.06)%	(8.13)%	(7.91)%
Depreciation on operating lease equipment	(1.66)%	(1.62)%	(1.82)%
Net finance revenue	(4.43)%	1.14%	2.14%
As a % of AEA by Segment:
Corporate Finance	(2.25)%	3.17%	4.42%
Transportation Finance	(4.72)%	2.45%	2.01%
Trade Finance	(5.98)%	(0.03)%	(2.50)%
Vendor Finance	(1.61)%	7.87%	7.20%
Commercial Segments	(3.53)%	3.54%	3.60%
Consumer	(0.99)%	(4.49)%	0.88%

Average earning assets are less than comparable balances displayed later in this document in ‘Select Quarterly Financial Data’ (Quarterly Average Balances) due to the exclusion of deposits with banks and other investments and the inclusion of credit balances of factoring clients.

Net finance revenue (NFR) declined primarily due to the acceleration of interest expense of $597 million related to the prepayment of $6.5 billion of high cost debt. Net FSA accretion decreased NFR by $546 million during 2012, compared to an increase of approximately $83 million in the prior-year quarter and an $88 million decrease in the prior quarter, due to higher debt discount recognition reflecting accelerated debt payments and lower interest income accretion.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   39

Interest income was down from the prior-year quarter and prior quarter reflecting lower FSA accretion and declines in average earning assets. FSA accretion was $91 million in the current quarter, down from $247 million in the prior-year quarter and $128 million in the prior quarter. Average assets were down 6% from March 31, 2011, largely due to asset sales and repayments, and 1% sequentially.

Interest expense for 2012 included the impact of approximately $6.5 billion in debt redemptions and extinguishments as management continued to reduce CIT’s cost of capital via the repayment of high cost debt. Interest expense in the first quarter of 2012 included $597 million of accelerated FSA debt accretion while the prior-year quarter had $11 million of accelerated FSA debt accretion and $35 million of prepayment penalties. Interest expense in the second quarter will reflect the redemption of $4.1 billion of Series C Notes, which will increase interest expense by up to $260 million for the acceleration of FSA discount amortization.

New debt issuances, the proceeds of which were used to redeem high cost debt, included the February 7, 2012 private placement of $3.25 billion aggregate principal amount of Series C Notes, consisting of $1.5 billion principal amount due 2015 at a rate of 4.75% and $1.75 billion principal amount due 2019 at a rate of 5.50%. In March 2012, we issued $1.5 billion of five year, 5.25% fixed rate unsecured notes. On May 4, 2012 we issued at par $1.25 billion of senior unsecured notes that mature in 2017 and bear interest at a rate of 5.00% and $750 million of senior unsecured notes that mature in 2020 and bear interest at a rate of 5.375%.

Deposits have increased, both in dollars and proportion of total fundings (21% at March 31, 2012 as compared to 19% and 10% at December 31, 2011 and March 31, 2011, respectively). The weighted average rate of deposits at March 31, 2012 was 2.45%, compared to 2.68% and 3.22% at December 31, 2011 and March 31, 2011, respectively. During the 2012 first quarter, we issued over $750 million of deposits at a weighted average rate of 1.12%.

As a result of our 2012 debt restructurings and the increased proportion of deposits to our total funding, we reduced weighted average coupon rates of outstanding deposits and long-term borrowings to 4.24% at March 31, 2012 from 4.71% and 5.24% at December 31, 2011 and March 31, 2011, respectively. Including the $2 billion of unsecured debt issued on May 4, 2012 and $4.1 billion of Series C redemptions either completed or announced during the second quarter ($1.6 billion on April 16 and $0.5 billion on May 2 and $2.0 billion announced on May 7, 2012), the weighted average coupon rates on outstanding deposits and long-term borrowings would have been 3.93% at March 31, 2012. See Select Financial Data section for more information on debt rates.

As detailed in the following table, NFR as a percentage of AEA includes significant impact from net accretion as a result of FSA and debt prepayment penalties.

Adjusted Net Finance Revenue as a % of AEA (dollars in millions)

	Quarters Ended
	March 31, 2012		December 31, 2011		March 31, 2011
Net finance revenue	$(366.3)	(4.43)%	$96.4	1.14%	$188.9	2.14%
FSA impact on net finance revenue	546.3	6.40%	88.2	0.83%	(83.1)	(1.08)%
Secured debt prepayment penalties	–	–	9.2	0.10%	35.0	0.35%
Adjusted net finance revenue	$180.0	1.97%	$193.8	2.07%	$140.8	1.41%

Net finance revenue is a non-GAAP measure, see non-GAAP financial information.

Net Finance Margin (“NFM”) excluding FSA and prepayment penalties improved over the prior-year quarter, reflecting lower funding costs and fairly stable asset yields. The sequential quarter decline reflects corrections related to prior periods recorded in the 2012 first quarter on Vendor Finance loans, mostly in Mexico, and lower interest recoveries, which offset the margin benefit from lower funding costs of about 10 basis points in the quarter. That funding cost benefit is lower than in recent quarters due to the timing of our debt actions and the resulting increased negative carry on cash. The average cash and investment balance was up sequentially due to the lag between the $3.25 billion we issued on February 7, 2012 and subsequent paydown of $3.9 billion of Series A Notes on March 9, 2012. However, the funding cost benefit was more than offset by a 20 basis point decline in pre-FSA asset yields which was largely driven by two factors. First, we recorded a $15 million correction to interest income related to prior periods in Vendor Finance mentioned above, which reduced first quarter margin by about 15 basis points. Second, interest recoveries, which remained above historical levels, came off of a particularly high fourth quarter level and accounted for 10 basis points of the sequential decline. The remaining change includes items such as change in asset mix shift to higher yielding commercial assets, lower non-accrual loans and lower student loans.

Generally, 2012 new business yields in Corporate Finance were stable. Utilization rates in air and rail assets in Transportation Finance remained strong; rail lease rates continued to improve and air lease rates reflected some compression. Asset yields vary by vendor program, geography and types of credit in Vendor Finance, but remained relatively stable in 2012.

40   CIT GROUP INC

Margin also continues to be impacted by our changing business mix, in which cash, student loans and liquid investments continue to represent a significant but declining portion of the overall balance sheet. Growth in the relative proportion of commercial loans and leases, the continued refinancing of debt at lower rates, the increased proportion of deposits to total fundings and further declines in non-accrual loan balances, should all benefit margin in future periods.

The following table sets forth the details on net operating lease revenue, before and after the impact of FSA:

Net Operating Lease Revenue as a % of Average Operating Leases (AOL) (dollars in millions)

	Quarters Ended
	March 31, 2012	December 31, 2011	March 31, 2011
Rental income on operating leases	14.69%	14.80%	14.68%
Depreciation on operating lease equipment	(4.60)%	(4.74)%	(5.75)%
Net operating lease revenue %	10.09%	10.06%	8.93%
Net operating lease revenue %, excluding FSA	6.85%	6.72%	5.86%
Net operating lease revenue	$301.8	$290.5	$248.7
Average Operating Lease Equipment (“AOL”)	$11,958.7	$11,550.0	$11,140.9

Net operating lease revenue(4) increased in amount and as a percentage of AOL, benefiting from lower depreciation expense in Vendor Finance (discussed further below). Net operating lease revenue also benefited from net FSA accretion of approximately $49 million, $49 million and $42 million for the quarters ended March 31, 2012, December 31, 2011 and March 31, 2011, respectively.

Net operating lease revenue is primarily generated from the aircraft and rail transportation portfolios. Net operating lease revenue from these portfolios improved from the prior-year quarter and prior quarter, reflecting higher asset balances and strong asset utilization. All commercial aircraft except one were leased at March 31, 2012. In the rail portfolio, utilization, including commitments, remained above 97%, up from 95% in the prior-year quarter and a modest increase from December 31, 2011. Strong rail car utilization mitigated some renewal rate pressure due to softness in the coal market and center-beam cars, which transport lumber.

In addition, the 2012 results benefited from lower depreciation expense, primarily in the Vendor Finance business, as a result of certain operating lease equipment being recorded as held for sale. When a long-lived asset is classified as held for sale, depreciation expense is no longer recognized, but the asset is evaluated for impairment with any such charge recorded in other income. As a result, net operating lease revenue includes rental income on operating lease equipment classified as held for sale, but there is no related depreciation expense. Operating lease equipment in assets held for sale totaled $314 million at March 31, 2012, $233 million at December 31, 2011 and $326 million at March 31, 2011, primarily reflecting assets relating to the previously announced Dell Europe platform sale in Vendor Finance and aerospace equipment. The amount of depreciation expense not recognized on operating lease equipment in assets held for sale in the 2012 first quarter was approximately $25 million, compared to $20 million in the prior-quarter and $13 million in the prior-year quarter.

See “Concentrations — Operating Leases” for additional information.

(4)	Net operating lease revenue and average operating lease equipment are non-GAAP measures; see reconciliation of non-GAAP to GAAP financial information.

CREDIT METRICS

The improving trend in portfolio credit quality that began in the second half of 2011 continued in 2012, as net charge-offs, non-accrual loans and inflows to non-accruals all declined from the prior-year quarter and sequentially. The improvement was broad based across the segments.

Non-accrual loans in our commercial segments declined 63% and 31% from the prior-year quarter and the prior quarter, respectively, to $481 million, or 3.03% as a percentage of finance receivables. On a consolidated basis, including U.S. government-guaranteed student loans, the non-accrual percentage was lower, 2.35% at March 31, 2012, versus 5.49% in the prior-year quarter and 3.53% last quarter.

As a percentage of average finance receivables, net charge-offs in the Commercial segments were 0.56% ($22 million) in the current quarter, versus 3.44% ($139 million) in the first quarter of 2011 and 0.62% ($24 million) last quarter. The provision for credit losses was $43 million in the current quarter, compared to $122 million in the year-ago quarter and $16 million last quarter, reflecting improved credit quality, including a reduction in specific reserves, the

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   41

continued reduction in non-accrual loans, and the establishment of reserves for asset growth.

As a result of adopting FSA, the allowance for loan losses at December 31, 2009 was eliminated and effectively recorded as discounts on loans as part of the fair value of finance receivables. A portion of the discount attributable to embedded credit losses is recorded as non-accretable discount and is utilized as such losses occur, primarily on impaired, non-accrual loans. Any incremental deterioration of loans in this group above the remaining discount results in incremental provisions or charge-offs. Improvements or increases in forecasted cash flows in excess of the non-accretable discount will reduce any allowance on the loan established after emergence from bankruptcy. Once such allowance (if any) has been reduced and the account is returned to accruing status, the non-accretable discount is reclassified to accretable discount and is recorded as finance income over the remaining life of the account. For performing pre-emergence loans, an allowance for loan losses is established to the extent our estimate of inherent loss exceeds the FSA discount. Recoveries of loans charged off pre-emergence (2009 and prior) and loans charged off prior to transfer to held for sale are reflected in other income, and totaled $10 million, $32 million and $30 million for the current quarter, the prior-year quarter and the prior quarter, respectively.

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

Our allowance for loan losses includes: (1) specific reserves for impaired loans, (2) non-specific reserves for estimated losses inherent in non-impaired loans utilizing the Company’s internal probability of default / loss given default ratings system to determine projected loss levels and (3) if necessary, a qualitative adjustment to the reserve for economic risks, industry and geographic concentrations, and other factors not adequately captured in our methodology. Our policy is to recognize losses through charge-offs when there is high likelihood of loss after considering the borrower’s financial condition, underlying collateral and guarantees, and the finalization of collection activities.

Qualitative adjustments largely relate to instances where management believes that the Company’s current risk ratings in selected portfolios do not fully reflect the corresponding inherent risk. The qualitative adjustments did not exceed 10% of the total allowance at any of the presented periods and are recorded by class and included in the allowance for loan losses.

See Risk Factors for additional discussion on allowance for loan losses.

The following table presents a roll forward of the allowance for loan losses and provides summarized components of the provision and allowance:

Allowance for Loan Losses and Provision for Credit Losses (dollars in millions)

	Quarters Ended
	March 31, 2012	December 31, 2011	March 31, 2011
Allowance – beginning of period	$407.8	$414.5	$416.2
Provision for credit losses(1)	42.6	15.8	122.4
Other(1)	(8.4)	1.8	3.5
Net additions	34.2	17.6	125.9
Gross charge-offs	(44.2)	(50.0)	(159.4)
Recoveries(2)	22.2	25.7	19.8
Net Charge-offs	(22.0)	(24.3)	(139.6)
Allowance – end of period	$420.0	$407.8	$402.5
Loans
Commercial Segments	$15,901.7	$15,202.8	$15,895.5
Consumer	4,588.9	4,682.7	7,898.9
Total loans	$20,490.6	$19,885.5	$23,794.4
Allowance
Commercial Segments	$420.0	$407.8	$402.5

(1)	Includes amounts related to reserves on unfunded loan commitments, letters of credit and for deferred purchase agreements, which are reflected in other liabilities.

(2)	Recoveries for the quarters ended March 31, 2012, December 31, 2011 and March 31, 2011 do not include $10.4 million, $30.2 million and $32.5 million, respectively, of recoveries of loans charged off pre-emergence and loans charged off prior to transfer to held for sale, which are included in Other Income.

42   CIT GROUP INC

	Provision for Credit Losses			Allowance for Loan Losses
	March 31, 2012	December 31, 2011	March 31, 2011	March 31, 2012	December 31, 2011
Specific reserves on impaired loans	$(10.0)	$(3.5)	$(28.4)	$44.6	$54.6
Non-specific reserves	30.6	(5.0)	11.2	375.4	353.2
Net charge-offs	22.0	24.3	139.6	–	–
Totals	$42.6	$15.8	$122.4	$420.0	$407.8

The allowance for loan losses as a percentage of finance receivables was 2.05%, flat with last quarter and up from 1.69% at March 31, 2011. For the commercial segments, the percentages were 2.64%, 2.68% and 2.53%, respectively.

The increase in non-specific reserves is primarily driven by asset growth, while the decrease in specific reserves is consistent with the reduction in non-accrual loans.

Additionally, our allowance amounts and ratios reflect the following underlying dynamics:

■	Improving commercial portfolio credit quality, as new originations with lower expected loss replace pre-emergence loans with higher expected loss; and

■	An increase in the commercial segment ALLL ratio over the past 12 months, despite the improved credit quality, due to the continued FSA accretion, as FSA discount mitigates allowance requirements.

FSA discount and allowance balances by segment are presented in the following table:

Segment FSA Discount and Allowance Balances (dollars in millions)

	Finance Receivables pre-FSA	FSA – Accretable Discount	FSA – Non- accretable Discount(1)	Finance Receivables post-FSA	Allowance for Credit Losses	Net Carrying Value
March 31, 2012
Corporate Finance	$7,498.0	$(142.4)	$(31.6)	$7,324.0	$(270.3)	$7,053.7
Transportation Finance	1,767.2	(63.8)	–	1,703.4	(29.2)	1,674.2
Trade Finance	2,388.2	–	–	2,388.2	(30.0)	2,358.2
Vendor Finance	4,543.6	(47.7)	(9.8)	4,486.1	(90.5)	4,395.6
Commercial Segments	16,197.0	(253.9)	(41.4)	15,901.7	(420.0)	15,481.7
Consumer	4,881.8	(289.6)	(3.3)	4,588.9	–	4,588.9
Total	$21,078.8	$(543.5)	$(44.7)	$20,490.6	$(420.0)	$20,070.6
December 31, 2011
Corporate Finance	$7,089.2	$(178.7)	$(47.8)	$6,862.7	$(262.2)	$6,600.5
Transportation Finance	1,564.0	(77.0)	–	1,487.0	(29.3)	1,457.7
Trade Finance	2,431.4	–	–	2,431.4	(29.0)	2,402.4
Vendor Finance	4,495.9	(62.8)	(11.4)	4,421.7	(87.3)	4,334.4
Commercial Segments	15,580.5	(318.5)	(59.2)	15,202.8	(407.8)	14,795.0
Consumer	4,989.3	(303.3)	(3.3)	4,682.7	–	4,682.7
Total	$20,569.8	$(621.8)	$(62.5)	$19,885.5	$(407.8)	$19,477.7

(1)	Non-accretable discount includes certain accretable discount amounts relating to non-accrual loans for which accretion has been suspended.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   43

The following table presents charge-offs, by business segment. See Results by Business Segment for additional information.

Charge-offs as a Percentage of Average Finance Receivables (dollars in millions)

	Quarter Ended March 31, 2012		Quarter Ended December 31, 2011		Quarter Ended March 31, 2011
Gross Charge-offs
Corporate Finance	$18.0	1.02%	$19.0	1.11%	$123.4	6.33%
Transportation Finance	7.9	1.97%	5.9	1.65%	0.7	0.22%
Trade Finance	1.5	0.26%	6.5	1.04%	6.2	1.05%
Vendor Finance	16.2	1.47%	17.6	1.62%	27.9	2.41%
Commercial Segments	43.6	1.13%	49.0	1.30%	158.2	3.92%
Consumer	0.6	0.05%	1.0	0.06%	1.2	0.06%
Total	$44.2	0.85%	$50.0	0.92%	$159.4	2.64%
Recoveries(1)
Corporate Finance	$11.3	0.64%	$9.2	0.53%	$7.3	0.38%
Transportation Finance	–	–	–	–	–	–
Trade Finance	0.4	0.07%	0.4	0.06%	1.9	0.31%
Vendor Finance	10.2	0.93%	15.8	1.46%	10.3	0.89%
Commercial Segments	21.9	0.57%	25.4	0.68%	19.5	0.48%
Consumer	0.3	0.03%	0.3	0.01%	0.3	0.01%
Total	$22.2	0.43%	$25.7	0.47%	$19.8	0.32%
Net Charge-offs(1)
Corporate Finance	$6.7	0.38%	$9.8	0.58%	$116.1	5.95%
Transportation Finance	7.9	1.97%	5.9	1.65%	0.7	0.22%
Trade Finance	1.1	0.19%	6.1	0.98%	4.3	0.74%
Vendor Finance	6.0	0.54%	1.8	0.16%	17.6	1.52%
Commercial Segments	21.7	0.56%	23.6	0.62%	138.7	3.44%
Consumer	0.3	0.02%	0.7	0.05%	0.9	0.05%
Total	$22.0	0.42%	$24.3	0.45%	$139.6	2.32%

(1)	Net charge-offs do not include recoveries of loans charged off pre-emergence and loans charged off prior to transfer to held for sale, which are recorded in Other Income.

Gross charge-offs remained at last quarter’s low levels, and were well below the prior-year quarter, reflective of our improved portfolio credit quality and a stronger economy. Similar to last quarter, reported recoveries (recoveries on post emergence charge-offs) approximated 50% of current period gross charge-offs, as we continue to benefit from collections on receivables charged off in 2010 and 2011.

Charge-offs were particularly low in Corporate Finance, as the prior-year quarter included high energy sector charge-offs, and Trade Finance in which both client and customer charge-offs were at very low levels during the current quarter. Charge-offs in Transportation Finance related to two aerospace accounts that had specific reserves at December 31, 2011. The reduction in Vendor Finance net charge-offs from the prior-year quarter was driven by the U.S., while the increase from prior quarter reflected reduced recoveries.

44   CIT GROUP INC

The tables below present information on non-performing loans, which includes assets held for sale for each period:

Non-accrual and Past Due Loans (dollars in millions)

	March 31, 2012	December 31, 2011
Non-accrual loans
U.S.	$423.4	$623.3
Foreign	58.0	77.8
Commercial Segments	481.4	701.1
Consumer	0.5	0.9
Non-accrual loans	$481.9	$702.0
Troubled Debt Restructurings
U.S.	$292.7	$427.5
Foreign	21.0	17.7
Restructured loans	$313.7	$445.2
Accruing loans past due 90 days or more
Government guaranteed accruing student loans past due 90 days or more	$365.7	$390.3
Other accruing loans past due 90 days or more	2.2	2.2
Accruing loans past due 90 days or more	$367.9	$392.5

Segment Non-accrual Loans (dollars in millions)

	March 31, 2012		December 31, 2011
Corporate Finance	$328.9	4.49%	$497.9	7.26%
Transportation Finance	25.3	1.49%	45.0	3.03%
Trade Finance	43.8	1.83%	75.3	3.10%
Vendor Finance	83.4	1.86%	82.9	1.88%
Commercial Segments	481.4	3.03%	701.1	4.61%
Consumer	0.5	0.01%	0.9	0.02%
Total	$481.9	2.35%	$702.0	3.53%

Non-accrual loans were down, both in amount and as a percentage of finance receivables, from December 31, 2011, as Vendor Finance was essentially flat with prior quarter and all other commercial segments improved considerably. Total gross inflows to non-accrual were approximately 3% and 35% below the prior quarter and the prior-year quarter.

The decline in Corporate Finance primarily reflected the completion of a multi-phased loan portfolio sale that began in the fourth quarter of 2011. In the current quarter, we closed on the sale of approximately $150 million of loans in conjunction with this transaction, the majority of which were on non-accrual status. CIT provided seller financing of approximately $200 million in selling loans with a carrying value of approximately $240 million in conjunction with the transaction. The reductions in Transportation Finance (Aerospace) and Trade Finance primarily reflected the return to accrual status of accounts following a period of improved performance.

Approximately 75% of our non-accrual accounts were current in payments at March 31, 2012, and our impaired loan carrying value (including FSA discount, specific reserves and charge-offs) to estimated outstanding contractual balances approximated 50%. For this purpose, impaired loans are comprised principally of non-accrual loans over $500,000 and TDRs.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   45

Foregone Interest on Non-accrual Loans and Troubled Debt Restructurings (dollars in millions)

	Quarter Ended March 31, 2012			Quarter Ended March 31, 2011
	U.S.	Foreign	Total	U.S.	Foreign	Total
Interest revenue that would have been earned at original terms	$23.5	$3.5	$27.0	$44.7	$8.9	$53.6
Less: Interest recorded	2.0	0.8	2.8	4.2	2.9	7.1
Foregone interest revenue	$21.5	$2.7	$24.2	$40.5	$6.0	$46.5

The Company periodically modifies the terms of loans/ finance receivables in response to borrowers’ difficulties. Modifications that include a financial concession to the borrower, which otherwise would not have been considered, are accounted for as troubled debt restructurings (“TDRs”). For those accounts that were modified but were not considered to be TDRs, it was determined that no concessions had been granted by CIT to the borrower. Borrower compliance with the modified terms is the primary measurement that we use to determine the success of these programs.

The tables that follow reflect loan carrying values as of March 31, 2012 and December 31, 2011 of accounts that have been modified.

Troubled Debt Restructurings and Modifications (dollars in millions)

	March 31, 2012			December 31, 2011
	Excluding FSA	Including FSA	% Compliant(1)	Excluding FSA	Including FSA	% Compliant(1)
Troubled Debt Restructurings
Deferral of interest and/or principal	$308.9	$285.5	92%	$461.8	$394.8	94%
Debt forgiveness	2.9	2.6	86%	17.9	12.5	96%
Interest rate reductions	2.5	2.4	100%	24.6	19.0	100%
Covenant relief and other	26.0	23.2	71%	27.0	18.9	77%
	$340.3	$313.7	91%	$531.3	$445.2	94%
Percent non accrual	60%	57%		63%	66%

Modifications(2)	Excluding FSA	% Compliant(1)		Excluding FSA	% Compliant(1)
Interest rate increase/additional collateral	$29.9	100%		$14.9	100%
Extended maturity	141.4	100%		183.6	100%
Covenant relief	129.2	100%		157.4	100%
Principal deferment	8.2	100%		0.3	100%
Other	74.9	80%		120.4	100%
	$383.6	96%		$476.6	100%
Percent non accrual	18%			10%

(1)	% Compliant is calculated using carrying values including FSA for Troubled Debt Restructurings and carrying values excluding FSA for Modifications.

(2)	Table depicts the predominant element of each modification, which may contain several of the characteristics listed.

See Note 2 — Loans for additional information regarding TDRs.

46   CIT GROUP INC

OTHER INCOME

Other Income (dollars in millions)

	Quarters Ended
	March 31, 2012	December 31, 2011	March 31, 2011
Rental income on operating leases	$439.3	$427.6	$408.9
Other:
Gains on loan and portfolio sales	145.4	90.3	79.8
Fees and other revenue	34.6	65.3	24.4
Factoring commissions	32.3	32.3	33.8
Gains on sales of leasing equipment	19.5	18.9	40.5
Gain on investment sales	19.1	12.8	16.9
Recoveries of loans charged off pre-emergence and loans charged off prior to transfer to held for sale	10.4	30.2	32.5
Counterparty receivable accretion	9.0	26.0	30.1
Gains on derivatives and foreign currency exchange	0.7	3.4	22.9
Impairment on assets held for sale	(21.6)	(69.8)	(10.5)
Total other	249.4	209.4	270.4
Total other income	$688.7	$637.0	$679.3

Total Other Income includes Rental Income on Operating Leases and Other. The increase in Rental income on operating leases is discussed in “Net Finance Revenues” and “Financing and Leasing Assets — Results by Business Segment”. See also “Concentrations — Operating Leases” for additional information on operating leases.

Other income (excluding operating lease rentals) was $249 million, up $40 million from the prior quarter reflecting higher gains on asset sales and a decrease in impairment on assets held for sale partially offset by a decrease in fees and other revenue, a decrease in Recoveries of loans charged off pre-emergence and loans charged off prior to transfer to held for sale and a lower counterparty receivable accretion. The $21 million decline from the prior-year quarter reflects decreased Recoveries of loans charged off pre-emergence and loans charged off prior to transfer to held for sale, lower counterparty receivable accretion, lower gain on derivatives and foreign currency exchange and lower gain on leasing equipment sales partially offset by higher gains on loan and portfolio sales. Excluding gains on loans and equipment sales, which have been at elevated levels, non-spread revenue was $85 million, down $16 million sequentially due to reduced benefits from FSA related items.

Gains on loan and portfolio sales primarily reflect a $138 million gain from the completion of the final phases of a Corporate Finance loan portfolio sale in which many of the loans had a low carrying value due to being on non-accrual and also included FSA adjustments. Sales for the quarter were $0.8 billion, consisting of $0.5 billion in Consumer and $0.3 billion in Corporate Finance. Sales in the prior quarter were $1.3 billion, consisting of $1.0 billion in Consumer and $0.3 billion in Corporate Finance, and gains of $90 million included $55 million related to the first phase of the Corporate Finance loan portfolio sale. Sales in first quarter 2011 were $0.5 billion consisting of $0.3 billion in Corporate Finance and $0.2 billion in Consumer.

Fees and other revenue are comprised of asset management, agent and advisory fees, and servicing fees, as well as income from joint ventures and other activity. The $31 million decline from the prior quarter was primarily due to a $27 million decrease in proceeds received in excess of carrying value on non-accrual accounts held for sale, primarily Corporate Finance loans, which were repaid or had another workout resolution. Principal recovery on these accounts that occurs prior to transfer to held for sale is reported in recoveries of loans charged off.

Factoring commissions were flat sequentially and down slightly from the prior-year quarter, primarily reflecting lower commission rates.

Gains on sales of leasing equipment resulted from sales of $234 million in the current quarter versus $230 million last quarter and $196 million in the 2011 first quarter. Equipment sales in the current quarter consist of $95 million in Transportation assets, $74 million in Vendor Finance assets and $65 million in Corporate Finance assets as part of our normal fleet and residual management activities. Gains as a percentage of equipment sold was comparable with the prior quarter, and down from the prior-year quarter.

Gains on investment sales reflects sales of equity investments, primarily in Corporate Finance, and the current quarter includes an $11 million gain related to the loan portfolio sale in Corporate Finance.

Recoveries of loans charged off pre-emergence and loans charged off prior to transfer to held for sale reflects repayments or other workout resolutions on loans charged off prior to

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   47

emergence from bankruptcy and loans charged off prior to classification as held for sale. These recoveries are recorded as other income, not as a reduction to the provision for loan losses. Recoveries of loans charged off pre-emergence decreased from last quarter and the 2011 first quarter primarily due to lower Corporate Finance activity. Recoveries of loans charged off prior to transfer to held for sale decreased from the prior quarter, which included activity related to a Corporate Finance pool of predominantly non-accrual loans which were moved to held for sale in the second quarter 2011.

Counterparty receivable accretion primarily relates to the accretion of a fair value mark on the receivable from GSI related to the GSI Facilities. See Note 5 — Long-term Borrowings.

Gains on derivatives and foreign currency exchange largely are driven by transactional exposures and economic hedges that do not qualify for hedge accounting, and losses on interest rate swaps that arose from the bankruptcy. The net gains in the first quarter of 2012 and 2011 reflect losses on derivative instruments, offset by favorable currency movements. See Note 6 — Derivative Financial Instruments for additional information on derivatives.

Impairment on assets held for sale in the first quarter 2012 includes $20 million of impairment charges related to Vendor Finance operating lease equipment that were transferred to held for sale in 2011. Impairment charges in the fourth quarter 2011 included $24 million related to student loans, $22 million relating to idle center beam railcars, and $21 million related to Vendor Finance operating lease equipment. First quarter 2011 impairment on assets held for sale related to Vendor Finance operating lease equipment. When a long-lived asset is classified as held for sale, depreciation expense is no longer recognized but the asset is evaluated for impairment with any such charge recorded in other income. (See Expenses for related discussion on depreciation on operating lease equipment.)

EXPENSES

Other Expenses (dollars in millions)

	Quarters Ended
	March 31, 2012	December 31, 2011	March 31, 2011
Depreciation on operating lease equipment	$137.5	$137.1	$160.2
Salaries and general operating expenses:
Compensation and benefits	$133.6	$117.3	$117.1
Professional fees	20.0	25.3	30.7
Technology	18.8	22.1	18.7
Net occupancy expense	9.1	9.7	10.1
Provision for severance and facilities exiting activities	4.5	5.1	6.6
Other expenses	37.3	41.9	21.7
Operating expenses	223.3	221.4	204.9
Losses (gains) on debt extinguishments	22.9	(11.8)	–
Total expenses	$383.7	$346.7	$365.1
Headcount	3,526	3,526	3,693

Depreciation on operating lease equipment is recognized on owned equipment over the lease term or estimated useful life of the asset. Depreciation expense was stable with last quarter and decreased $23 million from the 2011 first quarter. FSA adjustments reduced depreciation expense by $57 million in the current quarter, $59 million last quarter, and $61 million in the 2011 first quarter. Depreciation expense also reflects the suspension of depreciation on operating lease equipment once it is transferred to held for sale, primarily related to Vendor Finance. The amount of depreciation not recognized on operating lease equipment in assets held for sale was approximately $25 million for the first quarter 2012, $20 million last quarter and $13 million for the first quarter 2011. See “Net Finance Revenues”. See also “Financing and Leasing Assets — Results by Business Segment” and “Concentrations — Operating Leases” for additional information.

Operating expenses included a $5 million restructuring charge in the current quarter. Excluding restructuring charges, operating expenses increased 10% from the prior-year quarter and 1% sequentially as increased compensation costs offset reduced professional fees and other costs. Headcount at March 31, 2012 was 3,526, down 5% from in the prior-year quarter and unchanged from December 31, 2011.

■	Compensation and benefits increased from last quarter as a result of equity awards and higher payroll taxes which

48   CIT GROUP INC

are incurred in the first quarter of each year. The 2011 first quarter included reduction in incentive compensation expense as a result of the finalization of the 2010 incentive compensation payments.

■	Professional fees includes legal and other professional fees such as tax, audit, and consulting services and decreased on lower consulting costs for risk management and other projects.

■	Technology declined as last quarter included additional software costs and were stable with the prior-year quarter.

■	Other expenses increased from the prior-year quarter as the 2011 quarter included lower costs for taxes (other than income related), and the current quarter had an increase in Bank deposit related expenses.

■	Provision for severance and facilities exiting activities reflects various organization efficiency and cost reduction initiatives. Severance costs include employee termination benefits incurred in conjunction with these initiatives. The facility exiting activities primarily relate to location closings and facility consolidation charges.

Losses (gains) on debt extinguishments in the current quarter reflects underwriting costs for the debt issued in February to refinance Series A debt redeemed in March. The $11.8 million gain on debt extinguishments in the 2011 fourth quarter resulted from the repurchase of approximately $400 million of Series A debt at a discount in open market transactions.

FRESH START ACCOUNTING

Upon emergence from bankruptcy in 2009, CIT applied Fresh Start Accounting (FSA) in accordance with generally accepted accounting principles in the United States of America (GAAP), which is detailed in Note 1 — Business and Summary of Significant Accounting Policies and Note 26 — Fresh Start Accounting of our 2011 Form 10-K. Accretion and amortization of certain FSA adjustments are reflected in operating results as briefly described below.

FSA remains a considerable factor on our Net Finance Revenue, while the impact on Credit Metrics trends has lessened. Net finance revenue reflects the accretion of the FSA adjustments to the loans and leases, as well as debt. Given the ongoing impact of FSA on CIT’s financial statements and credit metrics, the results are not generally comparable with those of other financial institutions. Whereas other financial institutions may be experiencing declining reserves resulting from current credit trends, CIT’s allowance increased slightly in the current quarter.

The following table presents FSA adjustments by balance sheet caption (dollars in millions):

Accretable Fresh Start Accounting: (Discount) / Premium (dollars in millions)

	March 31, 2012	December 31, 2011	March 31, 2011
Loans	$(543.5)	$(621.8)	$(1,222.9)
Operating lease equipment, net	(2,743.3)	(2,803.1)	(2,952.9)
Intangible assets	50.0	63.6	99.1
Other assets	(104.1)	(113.1)	(195.4)
Total assets	$(3,340.9)	$(3,474.4)	$(4,272.1)
Deposits	$10.1	$14.5	$30.5
Long-term borrowings	(1,327.7)	(2,018.9)	(2,735.3)
Other liabilities	12.7	25.7	79.0
Total liabilities	$(1,304.9)	$(1,978.7)	$(2,625.8)

Interest income is increased by the FSA accretion on loans, which primarily relates to Consumer ($0.3 billion) and Corporate Finance ($0.2 billion). Due to the contractual maturity of the underlying loans, the majority of the accretion on consumer loans will be over a longer time period, generally 10 years, while most commercial loan accretion income will be realized within the next 2 years. In addition to the yield related accretion on loans, the decline in accretable balance was accelerated during 2011 primarily as a result of asset sales. In addition, approximately $45 million of non-accretable discounts remained at March 31, 2012.

Interest expense is increased by the accretion of the long-term borrowings FSA balance, which is recognized over the contractual maturity of the underlying debt. If the debt is repaid prior to its contractual maturity, and the repayment is accounted for as a debt extinguishment, accretion of the FSA discount on the underlying debt would be accelerated. If the repayment is accounted for as a debt modification, the FSA discount is amortized over the term of the new financing on an effective yield method. Debt maturity terms are: 2016–2017 for the Series C Notes that were exchanged from Series A, and 2012 – 2040 for the secured borrowings, of which approximately 80% is expected to be recognized by 2021. See “Funding, Liquidity and Capital” and Item 8 Financial Statements and Supplementary Data,

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   49

Note 15 — Subsequent Events for additional information on Series C Notes redemptions.

The following table summarizes the estimated scheduled FSA accretion on the Series C Notes and secured borrowings. The table assumes repayment of the Series C Notes on its scheduled due date except for the FSA related to the $2.1 billion of redemptions in April and May 2012 which is reflected in 2012. Differences will also occur if contractual cash flows related to assets underlying the secured borrowings are received faster than obligated. The differences from the estimates could vary materially and are inherently subject to significant uncertainties that may be beyond the Company’s control.

FSA Debt and Deposit (Discount) / Premium Accretion (dollars in millions)

Debt Type	Outstanding FSA Balance	Remaining 2012	2013	2014	2015	2016 and Thereafter
Series C Notes(1)	$(770.9)	$(211.9)	$(122.7)	$(134.9)	$(148.4)	$(153.0)
Secured Borrowings	(507.6)	(51.0)	(74.0)	(64.1)	(53.8)	(264.7)
Other Debt	(49.2)	(1.5)	(2.1)	(2.5)	(2.9)	(40.2)
Deposits	10.1	6.6	4.3	0.6	(0.4)	(1.0)
Total	$(1,317.6)	$(257.8)	$(194.5)	$(200.9)	$(205.5)	$(458.9)

(1)	The FSA discount relates to the Series A Notes that were exchanged to Series C Notes. The 2012 amount includes approximately $125 million of FSA accretion related to the $2.1 billion Series C Notes redemptions ($1.6 billion original maturity in 2015 and $0.5 billion original maturity 2017 redemptions in April and May, 2012, respectively).

Depreciation expense is reduced by the accretion of the operating lease equipment discount, essentially all of which is related to Transportation Finance aircraft and rail operating lease assets. We estimate an economic average life before disposal of these assets of approximately 15 years for aerospace assets and 30 years for rail assets.

In conjunction with FSA, operating lease rentals were adjusted as of the emergence date. As a result, an intangible asset was recorded to adjust these contracts that were, in aggregate, above then current market rental rates. These adjustments (net) will be amortized, thereby lowering rental income (a component of Other Income) over the remaining term of the lease agreements on a straight line basis. The majority of the remaining accretion has a contractual maturity of less than two years.

Other assets relates primarily to a discount on receivables from GSI in conjunction with the GSI Facilities as further described under “Funding, Liquidity and Capital”. The discount is accreted to Other Income over the expected payout of the associated receivables, primarily aerospace and student loans. Based on current estimates, approximately 50% of the remaining discount will be recognized within the next four years.

The following table summarizes the impact of accretion and amortization of FSA adjustments on the Consolidated Statement of Operations for the quarters ended March 31:

Accretion/(Amortization) of Fresh Start Accounting Adjustments (dollars in millions)

	Quarter Ended March 31, 2012
	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Consumer	Corporate and Other	Total CIT
Interest income	$53.0	$9.0	$–	$15.9	$13.2	$–	$91.1
Interest expense	(130.8)	(309.7)	(23.1)	(107.0)	(34.5)	(81.7)	(686.8)
Rental income on operating leases	–	(8.1)	–	–	–	–	(8.1)
Depreciation expense	0.8	55.6	–	1.1	–	–	57.5
FSA-net finance revenue	(77.0)	(253.2)	(23.1)	(90.0)	(21.3)	(81.7)	(546.3)
Other income	6.9	1.4	–	–	0.7	–	9.0
Total	$(70.1)	$(251.8)	$(23.1)	$(90.0)	$(20.6)	$(81.7)	$(537.3)

50   CIT GROUP INC

	Quarter Ended March 31, 2011
	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Consumer	Corporate and Other	Total CIT
Interest income	$163.5	$17.9	$–	$42.8	$22.5	$–	$246.7
Interest expense	(116.3)	(43.5)	(3.6)	(19.6)	(14.5)	(7.8)	(205.3)
Rental income on operating leases	–	(19.0)	–	–	–	–	(19.0)
Depreciation expense	1.0	56.7	–	3.0	–	–	60.7
FSA-net finance revenue	48.2	12.1	(3.6)	26.2	8.0	(7.8)	83.1
Other income	23.2	4.6	–	–	2.3	–	30.1
Total	$71.4	$16.7	$(3.6)	$26.2	$10.3	$(7.8)	$113.2

INCOME TAXES

Income Tax Data (dollars in millions)

	Quarters Ended
	March 31, 2012	December 31, 2011	March 31, 2011
Provision (benefit) for income taxes	$35.9	$42.9	$48.8
Discrete items (Tax liability releases/NOL valuation adjustments/Changes in uncertain tax liabilities)	4.0	(8.2)	13.4
Provision (benefit) for income taxes – Total	$39.9	$34.7	$62.2
Effective tax rate – Total	(9.8)%	43.2%	47.0%
Effective tax rate – Total – excluding discrete items	(8.8)%	53.1%	36.9%

The Company’s first quarter tax provision of $39.9 million decreased in relation to a tax provision of $62.2 million in the year ago quarter driven by lower international earnings and a decrease in net accruals for uncertain tax positions and valuation allowances. The lower effective income tax rate is primarily the result of the relative mix of domestic losses and international earnings.

For the first quarter, the provision reflects income tax expense on the earnings of certain international operations and no income tax benefit recorded on the domestic losses. Income tax benefits are not recognized on domestic losses due to uncertainties related to future utilization of net operating loss carry forwards. The year end 2012 effective tax rate may vary from the current rate primarily due to changes in the mix of domestic and international earnings.

Included in the tax provision is approximately $4.0 million of net discrete tax expense which primarily relates to an increase in a U.S. deferred tax liability associated with indefinite life assets that cannot be used as a source of taxable income in the assessment of the valuation allowance. The discrete items include an increase to an uncertain federal and state tax position that the Company has taken with respect to the recognition of certain losses, offset by a reduction in the domestic valuation allowance.

The $48.8 million tax provision before discrete items for the first quarter of 2011 was primarily driven by taxes on earnings from international operations, and valuation allowances against U.S. losses. The tax provision of $13.4 million for discrete items primarily related to a net increase in liabilities for uncertain tax positions and incremental valuation allowances on certain foreign losses.

As of December 31, 2011, CIT had cumulative U.S. Federal net operating loss carry-forwards (NOLs) of $4.0 billion. Excluding FSA adjustments, which are not included in the calculation of U.S. Federal taxable income, the Company generated a domestic pretax loss of $181 million in the first quarter which, excluding certain other book-to-tax adjustments, will increase the post-emergence NOLs. Pursuant to Section 382 of the Internal Revenue Code, the Company is generally subject to a $230 million annual limitation on the use of its $1.9 billion of pre-emergence NOLs. NOLs arising in post-emergence years are not subject to this limitation absent another ownership change for U.S. tax purposes.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   51

RESULTS BY BUSINESS SEGMENT

Information about our segments is also in Item 1, Note 14 — Business Segment Information. Risks associated with the services provided by our segments are discussed in “Business Segments” section of Item 1 Business Overview in the 2011 Form 10-K.

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

Pre-tax income (dollars in millions)

	Quarters Ended
	March 31, 2012	December 31, 2011	March 31, 2011
Earnings Summary
Interest income	$175.8	$206.0	$275.8
Interest expense	(218.2)	(151.2)	(188.5)
Provision for credit losses	(22.7)	(10.3)	(64.5)
Rental income on operating leases	2.8	3.9	3.7
Other income, excluding rental income on operating leases	201.0	184.3	155.3
Depreciation on operating lease equipment	(1.1)	(1.5)	(2.4)
Other expenses, excluding depreciation	(67.3)	(63.3)	(54.7)
Income (loss) before (provision) benefit for income taxes	$70.3	$167.9	$124.7
Pre-tax Income (Loss)-Excluding Accelerated FSA Net Discount/(Premium) on Debt Extinguishments and Repurchases(1)	$177.4	$181.7	$127.3
Select Average Balances
Average finance receivables (AFR)	$7,082.2	$6,857.8	$7,799.4
Average operating leases (AOL)	27.0	38.7	69.2
Average earning assets (AEA)	7,222.8	7,226.1	8,024.9
Statistical Data
Net finance revenue (interest and rental income, net of interest and depreciation expense) as a % of AEA	(2.25)%	3.17%	4.42%
Funded new business volume	$1,038.1	$921.1	$433.7

(1)	Non-GAAP measurement, see “Non-GAAP Measurements” for a reconciliation on non-GAAP to GAAP financial information.

Results in 2012 include $107 million of additional interest expense related to the acceleration of FSA accretion resulting from the prepayment of high cost debt as compared to $14 million and $3 million in the fourth and first quarters of 2011. Excluding accelerated FSA interest expense related to debt extinguishments, pre-tax income rose nearly 40% from the prior-year first quarter, reflecting significant gains on asset sales and higher finance margin that were partially offset by credit provisions to establish reserves for asset growth and $37 million lower net FSA accretion. Sequentially, pre-tax income declined $4 million as credit provisions and lower net FSA accretion offset an increase in gains on asset sales and higher finance margin. Committed new business volume almost doubled from the prior-year quarter to $1.5 billion and CIT Bank originated approximately 82% of the 2012 U.S. funded volume. Corporate Finance assets in CIT Bank are $3.4 billion, a $2.0 billion increase from the prior-year quarter, while the non-bank portfolio declined 36% to $4.1 billion. New business yields were relatively stable, with some continued pressure on yields for traditional retail asset-based lending (“ABL”) and stable on cash flow loans. Other highlights include:

■	Excluding accelerated FSA interest expense, net finance revenue (interest and rental income, net of interest and depreciation expense) was $66 million, down from $71 million and $91 million in the fourth and first quarters of 2011 as a result of lower loan FSA accretion and when compared to the prior-year quarter, lower financing and leasing assets. FSA accretion, absent the accelerated FSA interest expense, increased net finance revenue by $30 million for the current quarter, compared to increases of $51 million in the prior-year quarter and $46 million last quarter.

52   CIT GROUP INC

■	Other income includes $170 million of gains on $330 million of asset sales, including investments, as compared to $107 million of gains on $345 million of asset sales last year. Gains on asset sales of $149 million in 2012 and $63 million in the fourth quarter of 2011 related to the completion of a multi-phase loan portfolio sale with a net carrying value of approximately $240 million, of which approximately $200 million in non-performing loans were sold. Other income also includes $6 million from recoveries of loans charged off pre-emergence and loans charged off prior to transfer to held for sale, down from $26 million in the prior quarter and $23 million in the prior-year quarter. The 2011 fourth quarter also included $32 million of proceeds received in excess of carrying value on non-accrual accounts held for sale that were repaid or had another workout resolution as compared to $5 million in the 2012 first quarter.

■	Non-accrual loans declined to $329 million from $498 million in the prior quarter and $991 million in the prior-year quarter on sales, payments and charge-offs. Net charge-offs were $7 million, slightly down from the prior quarter and a $109 million decrease from the prior-year quarter, which included high energy sector charge-offs. The provision for credit losses increased $12 million from the prior quarter to establish reserves for asset growth but decreased $42 million from the prior-year quarter.

■	Financing and leasing assets totaled $7.4 billion, a 4% increase from the prior quarter and a 4% decrease from last year on asset sales and prepayments, which offset increased volume.

Transportation Finance

Transportation Finance leases primarily commercial aircraft to airlines globally and rail equipment to North American operators, and provides other financing to these customers as well as those in the defense sector. Revenue is generated from rents collected on leased assets, and to a lesser extent from interest on loans, fees, and gains from assets sold.

Pre-tax income (dollars in millions)

	Quarters Ended
	March 31, 2012	December 31, 2011	March 31, 2011
Earnings Summary
Interest income	$34.0	$32.5	$42.6
Interest expense	(458.9)	(218.3)	(210.5)
Provision for credit losses	(7.6)	(4.1)	(1.8)
Rental income on operating leases	374.7	365.6	325.0
Other income, excluding rental income on operating leases	13.3	(10.7)	24.0
Depreciation on operating lease equipment	(107.9)	(101.7)	(96.5)
Other expenses, excluding depreciation	(45.8)	(39.8)	(39.7)
Income (loss) before (provision) benefit for income taxes	$(198.2)	$23.5	$43.1
Pre-tax Income (Loss)-Excluding Accelerated FSA Net Discount/(Premium) on Debt Extinguishments and Repurchases(1)	$80.6	$52.2	$47.5
Select Average Balances
Average finance receivables (AFR)	$1,596.6	$1,422.6	$1,353.6
Average operating leases (AOL)	11,716.3	11,289.4	10,634.4
Average earning assets (AEA)	13,407.2	12,748.0	12,055.0
Statistical Data
Net finance revenue (interest and rental income, net of interest and depreciation expense) as a % of AEA	(4.72)%	2.45%	2.01%
Operating lease margin as a % of AOL	9.11%	9.35%	8.59%
Funded new business volume	$289.7	$1,249.1	$317.9

(1)	Non-GAAP measurement, see “Non-GAAP Measurements” for a reconciliation on non-GAAP to GAAP financial information.

Pre-tax earnings were impacted by accelerated FSA interest expense as a result of debt prepayment activities of $278.8 million in the current quarter, $28.7 million last quarter and $4.4 million in the first quarter of 2011. Excluding accelerated FSA interest expense, pre-tax income rose 70% to $81 million from the prior-year quarter reflecting an improved finance margin on a larger portfolio and increased railcar utilization and lease rates. Financing and leasing assets grew approximately $1.4 billion from March 31, 2011 largely reflecting aircraft deliveries, and $0.2 billion from December 31, 2011.

In the current quarter approximately $100 million of Aerospace loan volume and $50 million of Railcar operating lease volume was funded by CIT Bank. Also In the first quarter, CIT Bank purchased a portfolio of approximately

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   53

$200 million of loans secured by in-production Boeing and Airbus aircraft.

■	Excluding accelerated FSA interest expense, net finance revenue was $121 million, up from $65 million in the prior-year quarter and $107 million last quarter. The increase reflects lower funding costs and improvements in the Rail unit from increased utilization and improvement in lease rates. Excluding accelerated FSA interest expense, FSA accretion had a $26 million favorable impact on net finance revenue in the current quarter, $17 million last quarter and $19 million in the first quarter of 2011. FSA accretion impact includes a reduction in depreciation expense and reduction to rental income from amortization of lease contract intangible assets.

■	Equipment utilization remained strong. Including commitments, at March 31, 2012 all commercial aircraft except for one were leased and rail fleet utilization was over 97%. All remaining 2012 aircraft deliveries have lease commitments.

■	Other income improved sequentially as the prior quarter included $24 million of impairment on assets held for sale, primarily relating to idle center-beam railcars that will be scrapped.

■	Non-accrual loans decreased to $25 million from $45 million at December 31, 2011 primarily reflecting the return to accrual status of accounts following a period of improved performance. The increase in the provision for credit losses primarily reflects a specific reserve for one aerospace exposure.

■	Financing and leasing assets grew approximately $1.4 billion from March 31, 2011, with $1.3 billion of this growth in Aerospace. Finance receivables increased by $0.4 billion from March 31, 2011 to $1.7 billion. Transportation Finance financing and leasing assets at CIT Bank increased to $1.0 billion from $0.2 billion at March 31, 2011.

■	New business volume of $0.3 billion reflects the addition of two operating lease aircraft and approximately 1,500 railcars, and also includes $0.1 billion of finance receivables. At March 31, 2012, we had 161 aircraft on order from manufacturers, with deliveries scheduled through 2019. See Note 12 — Commitments. We also have future purchase commitments for 5,446 railcars with scheduled 2012 deliveries, of which over 91% have lease commitments.

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

Pre-tax income (dollars in millions)

	Quarters Ended
	March 31, 2012	December 31, 2011	March 31, 2011
Earnings Summary
Interest income	$14.5	$16.5	$17.1
Interest expense	(32.4)	(16.6)	(25.7)
Provision for credit losses	(3.8)	0.5	(3.3)
Other income, commissions	32.3	32.3	33.8
Other income, excluding commissions	4.0	3.5	2.9
Other expenses, excluding depreciation	(31.6)	(27.6)	(27.8)
Income (loss) before (provision) benefit for income taxes	$(17.0)	$8.6	$(3.0)
Pre-tax Income (Loss)-Excluding Accelerated FSA Net Discount/(Premium) on Debt Extinguishments and Repurchases(1)	$4.2	$11.3	$(2.5)
Select Average Balances
Average finance receivables (AFR)	$2,360.7	$2,488.4	$2,353.7
Average earning assets (AEA)	1,196.8	1,337.1	1,378.6
Statistical Data
Net finance revenue (interest and rental income, net of interest and depreciation expense) as a % of AEA	(5.98)%	(0.03)%	(2.50)%
Factoring volume	$6,003.8	$6,895.8	$6,130.7

(1)	Non-GAAP measurement, see “Non-GAAP Measurements” for a reconciliation on non-GAAP to GAAP financial information.

54   CIT GROUP INC

Pre-tax income was impacted by accelerated FSA interest expense as a result of debt prepayment activities of $21.2 million in the current quarter, $2.7 million last quarter and $0.5 million in the first quarter of 2011. Excluding accelerated FSA interest expense, the improvement in pre-tax earnings to $4.2 million from the $2.5 million loss in the prior-year quarter reflected lower funding costs.

■	Excluding accelerated FSA interest expense, net finance revenue was $3.3 million in the current quarter, $2.6 million last quarter and $(8.1) million in the prior-year quarter. The improvement from the loss in the prior-year quarter reflected lower funding costs from lower borrowing rates, lower letter of credit related charges and a reduction in non-accrual loans. FSA had no impact on interest income in 2012 or 2011.

■	Factoring commissions of $32 million were down slightly from the prior-year quarter and flat sequentially.

■	Factoring volume was $6.0 billion, down slightly from the prior-year quarter. Sequential volumes declined reflecting normal seasonality compared to the fourth quarter 2011.

■	Non-accrual loans decreased to $44 million from $75 million at December 31, 2011 and $98 million at March 31, 2011, primarily due to accounts returning to accrual status and reductions in exposures. The provision for credit losses was similar to the prior-year quarter. Net charge-offs of $1.1 million were well below both the prior-year quarter and prior quarter levels.

■	Finance receivables were at $2.4 billion, down slightly from December 31, 2011, and down $0.2 billion from the prior-year quarter. Off-balance sheet receivables, resulting from clients with deferred purchase factoring agreements, were $1.6 billion, down $0.2 billion from the prior quarter and up $0.1 billion from the prior-year quarter.

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

Pre-tax income (dollars in millions)

	Quarters Ended
	March 31, 2012	December 31, 2011	March 31, 2011
Earnings Summary
Interest income	$132.5	$169.8	$226.7
Interest expense	(186.0)	(96.7)	(141.0)
Provision for credit losses	(8.2)	(1.2)	(51.9)
Rental income on operating leases	61.8	58.1	80.2
Other income, excluding rental income on operating leases	(4.4)	11.3	33.2
Depreciation on operating lease equipment	(28.5)	(33.9)	(61.3)
Other expenses, excluding depreciation	(80.3)	(74.1)	(76.0)
Income (loss) before (provision) benefit for income taxes	$(113.1)	$33.3	$9.9
Pre-tax Income (Loss)-Excluding Accelerated FSA Net Discount/(Premium) on Debt Extinguishments and Repurchases(1)	$(14.0)	$43.5	$12.3
Select Average Balances
Average finance receivables (AFR)	$4,435.6	$4,351.4	$4,624.5
Average operating leases (AOL)	215.4	222.0	437.3
Average earning assets (AEA)	5,029.1	4,948.1	5,813.3
Statistical Data
Net finance revenue (interest and rental income, net of interest and depreciation expense) as a % of AEA	(1.61)%	7.87%	7.20%
Funded new business volume	$672.6	$716.5	$575.7

(1)	Non-GAAP measurement, see “Non-GAAP Measurements” for a reconciliation on non-GAAP to GAAP financial information.

In the first quarter of 2012, Vendor Finance continued to increase business with existing relationships and added new vendor partners. New business volumes were $673 million, up 17% from the prior year quarter, and excluding platforms sold in 2011 the increase was 28%. Sequentially new business volume declined, reflecting a normal seasonal industry trend. Essentially all of the U.S. volume was originated in CIT Bank.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   55

We continue to evaluate local sources of funding for our international business. Our global funding sources include: a $1 billion committed conduit facility in the U.S., a £100 million (approximately $160 million based on March 31, 2012 exchange rate) U.K. committed conduit facility and a RMB 1.8 billion (approximately $285 million based on March 31, 2012 exchange rate) committed secured funding facility in China. We also have deposits in Brazil of approximately $109 million as of March 31, 2012, relatively unchanged from December 31, 2011. Additionally, in April 2012, we closed a $753 million equipment lease securitization, secured by a pool of equipment leases. The weighted average fixed coupon was 1.45%, which represented a weighted average credit spread of 0.88% over benchmark rates for the six classes of notes and the net advance rate was 92.5%. Essentially all of assets funded by this securitization were previously funded through a conduit.

The business had a pre-tax loss for the quarter and the results were significantly impacted by accelerated FSA interest expense as a result of debt extinguishment activities. Excluding accelerated FSA accretion interest expense, the current period pre-tax loss was primarily attributable to $18 million of corrections that pertain to prior periods, most of which reduced interest income in our Mexican portfolio. The comparison to the prior-year quarter also reflects improvements due to lower credit costs and improved margin reflecting lower funding costs that were offset by lower net FSA accretion and a decline in end of lease revenue consistent with the smaller portfolio. The sequential quarter decline is also attributable to lower net FSA accretion, increased credit provisions, reflecting lower recoveries and asset growth, higher operating expenses, as well as several smaller items that reduced other income.

■	Excluding accelerated FSA interest expense, net finance revenue, which includes operating lease revenues and depreciation, was $79 million, down from $107 million for the prior-year quarter and $108 million for the prior quarter. The current quarter includes nearly $100 million of accelerated FSA accretion on debt redemptions, compared to $2 million in the prior-year quarter and $10 million in the prior quarter. The current quarter also includes $15 million of corrections that reduced interest income, primarily related to our Mexican portfolio that pertain to prior periods. FSA accretion, absent the accelerated FSA interest expense, increased net finance revenue by $9 million for the current quarter, compared to increases of $29 million in the prior-year quarter and $15 million last quarter.

■	Operating lease margin increased due to lower depreciation expense. Depreciation is suspended on operating lease equipment classified as held for sale. The amount suspended totaled approximately $22 million for the current quarter, compared to $13 million in the prior-year quarter and $20 in the prior quarter. These amounts are essentially offset by an impairment charge in other income.

■	Net finance revenue as a percentage of AEA was negative during 2012 due to FSA acceleration from debt extinguishment costs, lower FSA accretion and the impact of the corrections on interest income noted above.

■	Other income was negative and attributable to impairment charges on operating leases recorded in held for sale, ($20 million, $10 million and $21 million in the current quarter, the prior-year quarter and prior quarter, respectively), which had a nearly offsetting amount in net finance revenue related to suspended depreciation on assets held for sale. Additionally, changes in foreign exchange and approximately $3 million of prior period correction related to the Mexican portfolio, off-set by gains on equipment sales impacted the current quarter results. In comparison to prior periods, other income was impacted by lower gains ($5 million in the current quarter, compared to $20 million in the prior-year quarter and $7 million in the prior quarter) and recoveries ($3 million in the current quarter, compared to $8 million in the prior-year quarter and $4 in the prior quarter).

■	Portfolio credit quality remained essentially stable from the prior quarter and improved significantly from the prior-year quarter with declines in non-accrual loans and delinquencies. Net charge-offs of $6 million improved from $18 million in the prior-year quarter, but rose from $2 million in the fourth quarter as recoveries declined. Overall, the provision declined from the prior-year quarter reflecting the significant improvement in credit metrics but was up from the prior quarter, reflecting lower recoveries and provisions to establish general reserves related to asset growth.

■	Other expenses increased 6% from the prior-year quarter due to increased compensation costs as we invest for growth and reduced expense deferral rates.

■	We grew assets $0.1 billion to $5.1 billion during the quarter. Approximately $386 million of assets remain in held for sale related to the Dell Europe portfolio that CIT, as previously disclosed, has an agreement to sell to Dell.

■	New business yields remained stable and risk adjusted margins continued to be attractive in all geographies.

Consumer

Consumer predominately consists of our liquidating government-guaranteed student loans.

56   CIT GROUP INC

Pre-tax income (dollars in millions)

	Quarters Ended
	March 31, 2012	December 31, 2011	March 31, 2011
Earnings Summary
Interest income	$50.2	$62.3	$70.8
Interest expense	(65.5)	(146.6)	(53.0)
Provision for credit losses	(0.3)	(0.7)	(0.9)
Other income, excluding rental income on operating leases	2.3	(8.6)	2.9
Other expenses, excluding depreciation	(10.9)	(15.7)	(17.4)
Income (loss) before (provision) benefit for income taxes	$(24.2)	$(109.3)	$2.4
Pre-tax Income (Loss)-Excluding Accelerated FSA Net Discount/(Premium) on Debt Extinguishments and Repurchases(1)	$(8.3)	$(19.4)	$2.6
Select Average Balances
Average finance receivables (AFR)	$5,383.7	$6,709.8	$7,984.8
Average earning assets (AEA)	6,205.0	7,515.0	8,049.8
Statistical Data
Net finance revenue (interest and rental income, net of interest and depreciation expense) as a % of AEA	(0.99)%	(4.49)%	0.88%

(1)	Non-GAAP measurement, see “Non-GAAP Measurements” for a reconciliation on non-GAAP to GAAP financial information.

During the 2012 first quarter we sold approximately $500 million of student loans that were in assets held for sale. In April 2012, we sold the $1.1 billion of student loans that were in held for sale at March 31, 2012. The remaining $4.6 billion portfolio is funded through securitizations, and includes $0.6 billion of loans in CIT Bank.

■	Excluding accelerated FSA interest expense, net finance revenue was $1 million in the current quarter, $6 million last quarter and $18 million in the prior-year quarter.

■	Interest income benefitted from $13 million of FSA accretion in the 2012 first quarter, down from $23 million in the 2011 first quarter and $17 million in the 2011 fourth quarter.

■	Interest expense includes $34 million of FSA interest expense accretion in the 2012 first quarter as compared to $15 million in the 2011 first quarter. FSA interest expense for the 2011 fourth quarter totaled $114 million, which included the acceleration of FSA discount accretion ($88 million) due to the redemption of a student lending securitization.

■	Net charge-offs were $0.3 million in the 2012 first quarter, down from $0.9 million in the year-ago quarter. Non-accruing loans were $0.5 million, down from $0.9 million at December 31, 2011.

■	Other income for the 2012 first quarter included a modest gain on the sale of approximately $500 million of student loans. The 2011 fourth quarter included an impairment charge of $24 million relating to $2.2 billion of government-guaranteed student loans transferred to held for sale.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   57

Corporate and Other

Certain items are not allocated to operating segments and are included in Corporate and Other. Corporate and Other includes the loss on debt extinguishments, liquidity in excess of the amount required by the business units that management determines is prudent and in the prior periods, the prepayment penalties associated with debt repayments.

Pre-tax income (dollars in millions)

	Quarters Ended
	March 31, 2012	December 31, 2011	March 31, 2011
Earnings Summary
Interest income	$4.6	$5.3	$5.8
Interest expense	(118.7)	(57.1)	(79.9)
Other income, excluding rental income on operating leases	0.9	(2.7)	18.3
Other expenses, excluding depreciation	(10.3)	10.9	10.7
Income (loss) before (provision) benefit for income taxes	$(123.5)	$(43.6)	$(45.1)
Pre-tax Income (Loss)-Excluding Accelerated FSA Net Discount/(Premium) on Debt Extinguishments and Repurchases(1)	$(25.8)	$(39.2)	$(9.0)

(1)	Non-GAAP measurement, see “Non-GAAP Measurements” for a reconciliation on non-GAAP to GAAP financial information.

■	Interest income consists of interest and dividend income primarily from deposits held at other depository institutions and U.S. Treasury Securities.

■	Interest expense reflects amounts not allocated to the business segments. The increased amount maintained in Corporate and Other during 2012 reflects accelerated FSA accretion on debt redemptions and extinguishments, which totaled $75 million for 2012, compared to $1 million in the 2011 first quarter and $7 million in the 2011 fourth quarter. The 2011 first and fourth quarters also included prepayment penalties of $35 million and $9 million, respectively.

■	Other income primarily reflects gains and (losses) on derivatives and foreign currency exchange.

■	Other expenses includes: salary and general and administrative expenses unallocated to the business segments, litigation-related costs, provision for severance and facilities exiting activities, which reflects various organization efficiency and cost reduction initiatives totaling $5 million and $7 million for the 2012 and 2011 first quarters and a (loss) / gain on debt extinguishments of $(23) million and $12 million in the 2012 first quarter and 2011 fourth quarter.

58   CIT GROUP INC

FINANCING AND LEASING ASSETS

The following table presents our financing and leasing assets by segment.

Financing and Leasing Asset Composition (dollars in millions)

				Change from:
	March 31, 2012	December 31, 2011	March 31, 2011	Dec. 2011	Mar. 2011
FINANCING AND LEASING ASSETS
Corporate Finance
Loans	$7,324.0	$6,862.7	$7,446.0	6.7%	(1.6)%
Operating lease equipment, net	21.5	35.0	63.4	(38.6)%	(66.1)%
Assets held for sale	64.4	214.0	170.9	(69.9)%	(62.3)%
Financing and leasing assets	7,409.9	7,111.7	7,680.3	4.2%	(3.5)%
Transportation Finance
Loans	1,703.4	1,487.0	1,284.2	14.6%	32.6%
Operating lease equipment, net	11,669.6	11,739.4	10,544.6	(0.6)%	10.7%
Assets held for sale	161.6	84.0	261.3	92.4%	(38.2)%
Financing and leasing assets	13,534.6	13,310.4	12,090.1	1.7%	11.9%
Trade Finance
Loans – factoring receivables	2,388.2	2,431.4	2,613.4	(1.8)%	(8.6)%
Vendor Finance
Loans	4,486.1	4,421.7	4,551.9	1.5%	(1.4)%
Operating lease equipment, net	212.9	217.2	431.2	(2.0)%	(50.6)%
Assets held for sale	386.0	371.6	747.3	3.9%	(48.3)%
Financing and leasing assets	5,085.0	5,010.5	5,730.4	1.5%	(11.3)%
Total commercial financing and leasing assets	28,417.7	27,864.0	28,114.2	2.0%	1.1%
Consumer
Loans – student lending	4,586.3	4,680.0	7,869.0	(2.0)%	(41.7)%
Loans – other	2.6	2.7	29.9	(3.7)%	(91.3)%
Assets held for sale	1,089.9	1,662.7	3.5	(34.4)%	>100%
Financing and leasing assets	5,678.8	6,345.4	7,902.4	(10.5)%	(28.1)%
Total financing and leasing assets	$34,096.5	$34,209.4	$36,016.6	(0.3)%	(5.3)%

Commercial loans totaled $15.9 billion, up 4.6% from December 31, 2011 reflecting solid growth in Corporate Finance and the purchase of a $200 million portfolio of loans secured by aircraft. Operating lease equipment decreased slightly due to asset sales in Transportation Finance. Assets held for sale declined, reflecting the sale of approximately $500 million of student loans and $190 million of Corporate Finance loans. The balance in assets held for sale at March 31, 2012 primarily consists of $1.1 billion of student loans in Consumer (which were sold in April 2012) and $0.4 billion of Vendor Finance assets related to the pending sale of Dell Europe.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   59

Financing and Leasing Assets Roll forward (dollars in millions)

	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Commercial Segments	Consumer	Total
Balance at December 31, 2011	$7,111.7	$13,310.4	$2,431.4	$5,010.5	$27,864.0	$6,345.4	$34,209.4
New business volume	1,038.1	289.7	–	672.6	2,000.4	–	2,000.4
Portfolio purchases	–	198.0	–	–	198.0	–	198.0
Loan sales (pre-FSA)	(349.5)	–	–	–	(349.5)	(517.2)	(866.7)
Equipment sales (pre-FSA)	(69.5)	(123.4)	–	(75.5)	(268.4)	–	(268.4)
Depreciation (pre-FSA)	(1.9)	(157.6)	–	(29.7)	(189.2)	–	(189.2)
Gross charge-offs (pre-FSA)	(20.2)	(12.4)	(1.5)	(16.6)	(50.7)	(2.6)	(53.3)
Collections and other	(356.3)	(63.0)	(41.7)	(494.2)	(955.2)	(160.5)	(1,115.7)
Change in finance receivable FSA discounts	52.5	13.2	–	16.7	82.4	13.7	96.1
Change in operating lease FSA discounts	5.0	79.7	–	1.2	85.9	–	85.9
Balance at March 31, 2012	$7,409.9	$13,534.6	$2,388.2	$5,085.0	$28,417.7	$5,678.8	$34,096.5

Total Business Volumes (dollars in millions)

	Quarters Ended
	March 31,	December 31,	March 31,
	2012	2011	2011
Funded Volume
Corporate Finance	$1,038.1	$921.1	$433.7
Transportation Finance	289.7	1,249.1	317.9
Vendor Finance	672.6	716.5	575.7
Commercial Segments	$2,000.4	$2,886.7	$1,327.3
Factored Volume	$6,003.8	$6,895.8	$6,130.7
Committed Volume
Corporate Finance	$1,503.5	$1,224.8	$779.7
Transportation Finance	308.2	1,322.9	343.9
Vendor Finance	672.6	716.5	575.7
Commercial Segments	$2,484.3	$3,264.2	$1,699.3

Funded new business volume increased 51% to $2.0 billion over the prior-year quarter. Committed new business volume was $2.5 billion for the quarter ended March 31, 2012, up 46% from the prior-year quarter. Corporate Finance increased reflecting strong performance in its core markets, plus the addition of newer products such as commercial real estate loans and equipment financing. Vendor Finance was up 17% from the prior-year quarter but down from the prior quarter, reflecting seasonal trends. The decreases in Transportation Finance reflect fewer scheduled aircraft deliveries.

Factoring volume for the 2012 first quarter of $6.0 billion was down 2% from the prior-year period. The sequential decline is primarily due to seasonality.

Receivable Sales (Pre-FSA, dollars in millions)

	Quarters Ended
	March 31, 2012	December 31, 2011	March 31, 2011
Corporate Finance	$349.5	$313.2	$339.1
Transportation Finance	–	–	21.6
Commercial Segments	349.5	313.2	360.7
Consumer	517.2	1,065.4	251.8
Total	$866.7	$1,378.6	$612.5

60   CIT GROUP INC

During the 2012 first quarter, we sold $0.5 billion of student loans (in Consumer) and in April 2012 we sold $1.1 billion of student loans in assets held for sale at March 31, 2012. Corporate Finance sales during the quarter include the previously mentioned multi-phase loan portfolio sale.

CONCENTRATIONS

Ten Largest Accounts

Our ten largest financing and leasing asset accounts in the aggregate represented 8.3% of our total financing and leasing assets at March 31, 2012 (the largest account was less than 2.3%). Excluding student loans, the top ten accounts in aggregate represented 10.0% of total owned assets (the largest account totaled 2.7%). The largest accounts included Transportation Finance (airlines and rail) assets and a Corporate Finance loan.

The top ten accounts were 8.5% and 10.5% (excluding student loans) at December 31, 2011.

Operating Lease Equipment by Segment (dollars in millions)

	March 31, 2012	December 31, 2011
Transportation Finance – Aerospace(1)	$8,081.9	$8,242.8
Transportation Finance – Rail and Other	3,587.7	3,496.6
Vendor Finance	212.9	217.2
Corporate Finance	21.5	35.0
Total	$11,904.0	$11,991.6

(1)	Aerospace includes commercial, regional and corporate aircraft and equipment.

At March 31, 2012, Transportation Finance had 266 commercial aircraft, and approximately 100,000 railcars and 400 locomotives on operating lease.

Geographic Concentrations

The following table represents the financing and leasing assets by obligor geography:

Financing and Leasing Assets by Obligor – Geographic Region (dollars in millions)

	March 31, 2012		December 31, 2011
Midwest	$5,271.9	15.5%	$5,402.6	15.8%
Northeast	5,140.4	15.1%	5,150.2	15.1%
West	4,288.6	12.5%	4,594.6	13.4%
Southeast	3,746.8	11.0%	3,827.4	11.2%
Southwest	3,054.6	9.0%	2,836.1	8.3%
Total U.S.	$21,502.3	63.1%	$21,810.9	63.8%
Asia / Pacific	3,342.9	9.8%	3,341.2	9.8%
Europe	3,163.8	9.3%	2,996.0	8.8%
Canada	2,535.0	7.4%	2,599.6	7.6%
Latin America	1,878.3	5.5%	1,764.5	5.1%
Other international	1,674.2	4.9%	1,697.2	4.9%
Total	$34,096.5	100.0%	$34,209.4	100.0%

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   61

The following table summarizes both state concentrations greater than 5.0% and international country concentrations in excess of 1.0% of our financing and leasing assets:

Financing and Leasing Assets by Obligor – State and Country (dollars in millions)

	March 31, 2012		December 31, 2011
State
Texas	$2,380.5	7.0%	$2,107.2	6.2%
California	2,067.6	6.1%	2,263.8	6.6%
New York	1,819.0	5.3%	1,921.8	5.6%
All other states	15,235.2	44.7%	15,518.1	45.4%
Total U.S.	$21,502.3	63.1%	$21,810.9	63.8%
Country
Canada	$2,535.0	7.4%	$2,599.6	7.6%
Australia	980.0	2.9%	1,014.6	3.0%
China	965.5	2.8%	959.2	2.8%
Mexico	901.7	2.6%	856.9	2.5%
England	775.4	2.3%	757.6	2.2%
Brazil	615.4	1.8%	574.6	1.7%
Spain	441.6	1.3%	446.1	1.3%
United Arab Emirates	340.5	1.0%	372.1	1.1%
All other countries	5,039.1	14.8%	4,817.8	14.0%
Total International	$12,594.2	36.9%	$12,398.5	36.2%

In its normal course of business, CIT extends credit or leases equipment to obligors located in Spain, Italy, Ireland, Greece and Portugal. The total balance of financing and leasing assets to obligors located in these countries was approximately $768 million and $762 million at March 31, 2012 and December 31, 2011, respectively. Approximately 80% represented operating lease equipment, primarily in Transportation Finance. CIT does not have sovereign debt exposure to these countries.

Industry Concentrations

The following table represents financing and leasing assets by industry of obligor:

Financing and Leasing Assets by Obligor – Industry (dollars in millions)

	March 31, 2012		December 31, 2011
Commercial airlines (including regional airlines)(1)	$8,989.1	26.4%	$8,844.2	25.9%
Student lending(2)	5,667.9	16.6%	6,331.7	18.5%
Manufacturing(3)	4,618.5	13.5%	4,417.2	12.9%
Retail(4)	3,312.9	9.7%	3,246.9	9.5%
Service industries	2,836.0	8.3%	2,803.8	8.4%
Transportation(5)	2,098.7	6.2%	2,102.1	5.9%
Healthcare	1,516.6	4.5%	1,697.4	5.0%
Finance and insurance	917.5	2.7%	725.8	2.1%
Energy and utilities	795.2	2.3%	779.1	2.3%
Communications	662.1	1.9%	660.2	1.9%
Wholesaling	464.3	1.4%	441.9	1.3%
Other (no industry greater than 2%)(6)	2,217.7	6.5%	2,159.1	6.3%
Total	$34,096.5	100.0%	$34,209.4	100.0%

(1)	Includes the Commercial Aerospace Portfolio and additional financing and leasing assets that are not commercial aircraft.

(2)	See Student Lending section for further information.

(3)	At March 31, 2012, includes manufacturers of chemicals, including Pharmaceuticals (2.5%), food (1.8%), apparel (1.1%), and printing and publishing (1.0%).

(4)	At March 31, 2012, includes retailers of apparel (3.8%), other (1.9%) and general merchandise (1.9%).

(5)	Includes rail, bus, over-the-road trucking industries, business aircraft and shipping.

(6)	Includes commercial real estate of $152 million and $23 million at March 31, 2012 and December 31, 2011, respectively.

62   CIT GROUP INC

Commercial Aerospace

The following tables present detail on our commercial and regional aircraft portfolio concentrations, which we call our Commercial Aerospace portfolio. This presentation has been expanded from our December 31, 2011 Form 10-K disclosures to include financing and leasing assets related to regional aircraft. The net investment in regional aerospace financing and leasing assets at December 31, 2011 was $85.0 million comprised of loans and capital leases.

The information presented below by region, manufacturer, and body type, is based on our operating lease aircraft portfolio which comprises 93% of our total commercial aerospace portfolio and substantially all of our owned fleet of leased aircraft at March 31, 2012.

Commercial Aerospace Portfolio (dollars in millions)

	March 31, 2012		December 31, 2011
	Net Investment	Number	Net Investment	Number
By Product:
Operating lease(1)	$8,170.8	266	$8,243.0	265
Loan(2)	615.1	63	394.3	52
Capital lease	43.0	10	61.8	11
Total	$8,828.9	339	$8,699.1	328

Commercial Aerospace Operating Lease Portfolio (dollars in millions)(1)

	March 31, 2012		December 31, 2011
	Net Investment	Number	Net Investment	Number
By Region:
Asia / Pacific	$2,925.7	80	$2,986.0	82
Europe	2,328.5	83	2,270.6	79
Latin America	1,026.7	43	1,007.1	43
U.S. and Canada	990.2	37	1,041.9	37
Africa / Middle East	899.7	23	937.4	24
Total	$8,170.8	266	$8,243.0	265
By Manufacturer:
Airbus	$5,500.0	157	$5,566.4	158
Boeing	2,477.9	102	2,515.2	102
Embraer	180.3	7	147.4	5
Other	12.6	–	14.0	–
Total	$8,170.8	266	$8,243.0	265
By Body Type(3):
Narrow body	$5,801.2	224	$5,868.3	225
Intermediate	2,290.6	39	2,312.5	39
Wide body	64.5	2	48.4	1
Regional and Other	14.5	1	13.8	–
Total	$8,170.8	266	$8,243.0	265
Number of customers		97		97
Weighted average age of fleet (years)		6		5

(1)	Includes operating lease equipment held for sale.

(2)	Plane count excludes aircraft in which our net investment consists of syndicated financings against multiple aircraft. The net investment associated with such financings was $52.6 million at March 31, 2012 and none at December 31, 2011.

(3)	Narrow body are single aisle design and consist primarily of Boeing 737 and 757 series, Airbus A320 series, and Embraer E190 aircraft. Intermediate body are smaller twin aisle design and consist primarily of Boeing 767 series and Airbus A330 series aircraft. Wide body are large twin aisle design and consist primarily of Boeing 747 and 777 series aircraft. Regional and Other includes aircraft and related equipment, such as engines.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   63

Our top five commercial aerospace outstandings totaled $1,808.6 million and $1,839.4 million at March 31, 2012 and December 31, 2011, respectively; all of which were to carriers outside the U.S. The largest individual outstanding exposure totaled $755.2 million and $763.4 million at March 31, 2012 and December 31, 2011, respectively. The largest individual outstanding exposure to a U.S. carrier totaled $171.8 million and $143.9 million at March 31, 2012 and December 31, 2011, respectively.

See Note 12 — Commitments for additional information regarding commitments to purchase additional aircraft.

Student Lending (Student Loan Xpress or “SLX”)

Consumer includes our liquidating student loan portfolio. During the first quarter of 2012, we sold $0.5 billion in loans and in April 2012 we sold the $1.1 billion that was in held for sale at March 31, 2012.

See Note 5 — Long-Term Borrowings for description of related financings.

Student Lending Receivables, including held for sale, by Product Type (dollars in millions)

	March 31, 2012	December 31, 2011
Consolidation loans	$4,966.5	$5,315.7
Other U.S. Government guaranteed loans	699.9	1,014.2
Private (non-guaranteed) loans and other	1.5	1.8
Total	$5,667.9	$6,331.7
Delinquencies (sixty days or more)	$456.9	$513.5
Top state concentrations (%)	35%	36%
Top state concentrations	California, New York, Texas, Ohio, Pennsylvania

OTHER ASSETS / OTHER LIABILITIES

The following table presents components of other assets.

Other Assets (dollars in millions)

	March 31, 2012	December 31, 2011
Deposits on commercial aerospace equipment	$495.9	$463.7
Other counterparty receivables(1)	170.0	94.1
Deferred debt costs	141.9	127.2
Accrued interest and dividends	130.8	143.8
Executive retirement plan and deferred compensation	114.7	110.2
Furniture and fixtures	78.1	79.5
Prepaid expenses	76.2	86.3
Tax receivables, other than income taxes	54.5	57.5
Other	437.5	414.5
Total other assets	$1,699.6	$1,576.8

(1)	The increase in other counterparty receivables reflects the weakening of the U.S. dollar against foreign currencies, which unfavorably impacts the value of our hedges and increased the amount of required collateral.

64   CIT GROUP INC

The following table presents components of other liabilities:

Other Liabilities (dollars in millions)

	March 31, 2012	December 31, 2011
Equipment maintenance reserves	$719.1	$690.6
Accrued expenses	412.3	490.7
Accounts payable	247.4	145.9
Estimated valuation adjustment relating to aerospace commitments(1)	239.7	252.8
Security and other deposits	211.6	199.6
Accrued interest payable	156.9	189.9
Current taxes payable and deferred taxes	103.7	55.5
Other liabilities(2)	483.7	537.2
Total other liabilities	$2,574.4	$2,562.2

(1)	In conjunction with FSA, a non-accretable liability was recorded to reflect the current fair value of aircraft purchase commitments outstanding at the time. As the aircraft are purchased, through 2018, the cost basis of the assets will be reduced by the associated liability.

(2)	Other liabilities consist of other taxes, property tax reserves, and other miscellaneous liabilities.

RISK MANAGEMENT

We are subject to a variety of risks that can manifest themselves in the course of the business that we operate in. We consider the following to be the principal forms of risk:

■	Credit and asset risk (including lending, leasing, counterparty, equipment valuation and residual risk)

■	Market risk (including interest rate and foreign currency)

■	Liquidity risk

■	Legal, regulatory and compliance risks (including compliance with laws and regulations)

■	Operational risks (risk of financial loss or potential damage to a firm’s reputation, or other adverse impacts resulting from inadequate or failed internal processes and systems, people or external events)

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

Our policies and procedures relating to Risk Management are detailed in our Form 10-K for the year ended December 31, 2011.

Interest Rate Risk

At March 31, 2012, the Company’s loan, lease, and investment portfolio was split approximately evenly, in principal amount, between fixed and floating rate transactions, while our interest-bearing liabilities were predominately fixed rate based. As a result, our portfolio is in an asset sensitive position, as our assets will reprice faster than our liabilities. Therefore, our net interest margin may increase if interest rates rise, or decrease should interest rates decline. The following table summarizes the composition of interest rate sensitive assets and liabilities. The increase in fixed rate assets reflects the change in portfolio mix during 2011 including a higher proportion of operating lease assets.

	March 31, 2012		December 31, 2011
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate
Assets	59%	41%	56%	44%
Liabilities	76%	24%	77%	23%

We evaluate and monitor interest rate risk through two primary metrics.

■	Net Interest Income (NII), which measures the impact of hypothetical changes in interest rates on net interest income.

■	Economic Value of Equity (EVE), which measures the net economic value of equity by assessing the market value of assets, liabilities and derivatives.

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

	March 31, 2012		December 31, 2011
	+100 bps	–100 bps	+100 bps	–100 bps
Net Interest Income	9.0%	(4.2)%	11.4%	(6.0)%
Economic Value of Equity	(6.1)%	7.5%	(6.1)%	9.5%

The change to the Economic Value of Equity figure for 2011 was driven by the improvement in prices of our second lien debt. The convergence of the market price to the call price reduces the duration or sensitivity of these instruments to changes in interest rates. The simulation modeling assumes we take no action in response to the assumed changes in interest rates. Our net interest income is asset sensitive to a parallel shift in interest rates at March 31, 2012.

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

FUNDING, LIQUIDITY AND CAPITAL

Portfolio collections, capital markets, securitizations, various credit facilities, secured borrowings and deposits provide our sources of funding and liquidity. The Company also maintains a portfolio of cash and investment securities and a committed $2 billion Revolving Credit Facility to satisfy funding and other operating obligations, while also providing protection against unforeseen stress events, for instance unanticipated funding obligations, such as customer line draws, or disruptions to capital markets or other funding sources.

Cash and short-term investment securities totaled $7,336.1 million at March 31, 2012 ($6,336.1 million of cash and $1.0 billion of short-term investments), down from $8,372.8 million at December 31, 2011. The declines largely reflect cash used for the repayment of debt. Cash and short-term investment securities at March 31, 2012 consisted of $2.8 billion at the bank holding company, $2.6 billion at CIT Bank, $1.0 billion at operating subsidiaries and $0.9 billion in restricted balances, associated with secured borrowings.

Our short-term investments include $1.0 billion of U.S. Treasury bills. All these investments are classified as available for sale and have maturities of 91 days or less. We anticipate continued investment of our cash in various types of liquid, high-grade, short-term investments.

In addition to the cash and short-term investment securities, CIT had approximately $1.9 billion of unused and committed liquidity under the Revolving Credit Facility at March 31, 2012. Including the Revolving Credit Facility, secured committed facilities at March 31, 2012, totaled $6.1 billion, of which $2.6 billion was undrawn.

New Financings and Liability Management

During the first quarter of 2012, CIT redeemed approximately $6.5 billion of the Series A Notes, which represented the entire remaining balance of the Series A Notes. In aggregate, these transactions reduced 2012 pre-tax income by $620 million due to accelerated FSA accretion and loss on debt extinguishment. The elimination of our remaining Series A Notes resulted in all of our Series C Notes becoming unsecured. In addition, the Revolving Credit Facility also became unsecured upon our completion of certain administrative requirements as set forth under the Revolving Credit Facility.

In February 2012, CIT closed a private placement of $3.25 billion aggregate principal amount of Series C Notes (discussed further below in “Series C Notes”), consisting of $1.5 billion principal amount due 2015 at a rate of 4.75% and $1.75 billion principal amount due 2019 at a rate of 5.50%. In March 2012, CIT filed a “shelf” registration statement and issued $1.5 billion of senior unsecured 5.25% notes that mature in 2018.

These activities, in conjunction with net deposit growth of $0.6 billion during the 2012 first quarter, reduced our weighted average coupon rates on outstanding deposits and long-term borrowings to 4.24% from 4.71% and 5.24% at December 31, 2011 and March 31, 2011, respectively. Including the $2 billion of unsecured debt issued on May 4, 2012 and $4.1 billion of Series C redemptions either announced or completed during the second quarter ($1.6 billion on April 16 and $0.5 billion on May 2 and $2.0 billion announced on May 7, 2012), the weighted average coupon rates on outstanding deposits and long-term borrowings would have been 3.93% at March 31, 2012.

66   CIT GROUP INC

Since January 2010, including redemptions completed or announced in the second quarter of 2012, CIT will have eliminated or refinanced approximately $26 billion of high cost debt, including over $4 billion during the 2012 second quarter. Over the same time period, we have entered into over $15.5 billion of new financings.

In addition, CIT repaid approximately $0.6 billion of other debt during the first quarter of 2012, generally from collections on the underlying receivables.

Unsecured Borrowings

As a result of redeeming the remaining Series A Notes during the 2012 first quarter, the Revolving Credit Facility and all of our Series C Notes became unsecured.

Revolving Credit Facility

On August 25, 2011, CIT and certain of its subsidiaries entered into a Revolving Credit and Guaranty Agreement, among CIT Group Inc., certain subsidiaries of CIT Group Inc., as guarantors, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent, collateral agent and letter of credit issuer (the “Revolving Credit Facility”). The total commitment amount under the Revolving Credit Facility is $2 billion consisting of a $1.65 billion revolving loan tranche and a $350 million revolving loan tranche that can also be utilized for issuance of letters of credit. The Revolving Credit Facility matures on August 14, 2015 and will accrue interest at a per annum rate of LIBOR plus a margin of 2.00% to 2.75% (with no floor) or Base Rate plus a margin of 1.00% to 1.75% (with no floor). The applicable margin will be determined by reference to the long-term senior unsecured, non-credit enhanced debt rating of the Company by S&P and Moody’s effective at relevant times during the life of the Revolving Credit Facility. Due to the Company’s credit rating upgrade (discussed later in this section), the applicable margin for LIBOR loans is now 2.50% and the applicable margin for Base Rate loans is now 1.50% at March 31, 2012.

The Revolving Credit Facility may be prepaid and re-borrowed from time to time at the option of CIT. The amount available to draw upon at March 31, 2012 was approximately $1.9 billion, with the remaining portion reflecting letter of credit usage. Also, the unutilized portion of any commitment under the Revolving Credit Facility may be reduced permanently or terminated by CIT at any time without penalty.

Once the Company extinguished the Series A Second-Priority Secured Notes (“Series A Notes”) during the 2012 first quarter, all the collateral and subsidiary guarantees under the Revolving Credit Facility were released, except for subsidiary guarantees from eight of the Company’s domestic operating subsidiaries (“Continuing Guarantors”). Once the Revolving Credit Facility became unsecured, the collateral coverage covenant was replaced by an asset coverage covenant (based on the book value of eligible assets of the Continuing Guarantors) of 2.0x the committed facility size, tested monthly and upon certain dispositions or encumbrances of eligible assets of the Continuing Guarantors. At March 31, 2012, the asset coverage ratio was 2.7x.

The Revolving Credit Facility is also subject to a $6 billion minimum consolidated net worth covenant, tested quarterly, and limits the Company’s ability to create liens, merge or consolidate, sell, transfer, lease or dispose of all or substantially all of its assets, grant a negative pledge or make certain restricted payments during the occurrence and continuance of an event of default.

Series C Notes

Series C Notes 4.75% & 5.50% – In February 2012, the Company issued $3.25 billion aggregate principal amount of Series C Notes, consisting of $1.5 billion principal amount due 2015 (the “2015 Notes”) and $1.75 billion principal amount due 2019 (the “2019 Notes,” together with the 2015 Notes, the “Notes”). The 2015 Notes priced at par and bear interest at a rate of 4.75% and the 2019 Notes priced at par and bear interest at a rate of 5.50%. The proceeds of the transaction were used in conjunction with available cash, to redeem the remaining Series A Notes in March 2012.

Series C Notes 5.25% & 6.625% – In March 2011, the Company issued $2 billion of new Series C Notes, consisting of $1.3 billion of three-year 5.25% fixed rate notes and $700 million of seven-year 6.625% fixed rate notes. The proceeds of the transaction were used in May 2011, in conjunction with available cash, to redeem $2.5 billion of 7% Series A Notes.

Series C Notes 7% (Exchanged) – In June 2011, the Company successfully completed an Exchange Offer and Consent Solicitation for outstanding 7% Series A Notes maturing in 2015, 2016 and 2017. At the Offer Expiration, tenders with consents or separate consents were received from holders of approximately $10.9 billion in aggregate principal amount of Series A Notes, made up of $8.76 billion (pre-FSA) of Series A Notes tendered and accepted for exchange, and $2.17 billion of Series A Notes separately consented, including a majority of each maturity of these Series A Notes. As a result, $8.76 billion principal amount of Series C Notes (pre-FSA) with the same interest rate and interest payment dates, but maturing one business day later than the Series A Notes for which they were exchanged, were issued in exchange for the Series A Notes tendered and accepted.

Consents were solicited to replace the covenants and events of default in the 2015 – 2017 Series A Notes Indentures with the same covenants and events of default as those in the Indenture that govern the existing 5.250% Series C Notes due 2014 and 6.625% Series C Notes due 2018. The covenants in the Series C Notes are more consistent with covenants of investment-grade rated bonds. Approximately $27 million of consent fees were paid to Series A Note holders that delivered consents and were capitalized and will be amortized as an adjustment of interest expense over the life of the Series C Notes issued in exchange.

On May 7, 2012 CIT announced its intention to redeem on June 4, 2012, approximately $2.0 billion of 7% Series C

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   67

Notes maturing in 2017. On April 16, 2012 CIT redeemed $1.6 billion of 7% Series C Notes maturing in 2015 and on May 2, 2012, CIT redeemed $500 million of 7% Series C Notes maturing in 2017. These redemptions will increase second quarter 2012 interest expense by up to $260 million for the acceleration of FSA discount amortization. In addition, there may be a loss on debt extinguishment related to the redemptions. The final amount of FSA to be accelerated and the amount of loss on debt extinguishment will not be known until after the redemptions have occurred.

Once the Company’s remaining Series A Notes were redeemed during the 2012 first quarter, all the collateral and subsidiary guarantees under the Series C Notes were released.

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

See Note 15 — Subsequent Events regarding details on 2012 second quarter Series C Notes redemptions.

Other Unsecured Debt

In March 2012, CIT filed a “shelf” registration statement and issued at par $1.5 billion of senior unsecured notes that mature in 2018 and bear interest at a rate of 5.25%. These rank equal in right of payment with the Series C Notes and the Revolving Credit Facility.

On May 4, 2012, CIT issued at par $1.25 billion of senior unsecured notes that mature in 2017 and bear interest at a rate of 5.00% and $750 million of senior unsecured notes that mature in 2020 and bear interest at a rate of 5.375%. The net proceeds from the offering will be used for general corporate purposes and the refinancing of its outstanding 7% Series C Notes maturing in 2016 and/or 2017.

Series A Notes

On December 10, 2009, pursuant to the Plan of Reorganization the Company issued $21.04 billion principal amount of its 7.0% Series A Second-Priority Secured Notes with maturities each year from 2013 to 2017 (the “Series A Notes”).

During the 2012 first quarter, CIT redeemed the remaining $6.5 billion of Series A Notes, which resulted in the acceleration of $597 million of FSA discount accretion and a loss on debt extinguishment of $23 million reflecting a portion of the underwriting fees on the $3.25 billion issuance of Series C Notes in February 2012.

The elimination of our remaining Series A Notes resulted in all of our Series C Notes becoming unsecured. In addition, the Cash Sweep requirement was eliminated. See Series C Notes above for discussion on covenants and also Item 1 Consolidated Financial Statements, Note 5 — Long-Term Borrowings.

Secured Borrowings

Our secured financing transactions do not meet accounting requirements for sale treatment and are recorded as secured borrowings, with the assets remaining on-balance sheet. The debt associated with these transactions is collateralized by receivables, leases and/or equipment. Certain related cash balances are restricted.

Secured borrowings, which include securitizations, totaled $10.3 billion at March 31, 2012, down slightly from December 31, 2011 reflecting net repayments on existing structures corresponding to cash flows received on the underlying collateral.

In April 2012, CIT closed a $753 million equipment lease securitization, secured by a pool of equipment leases from CIT’s Vendor Finance business segment. The weighted average fixed coupon was 1.45%, which represented a weighted average credit spread of 0.88% over benchmark rates for the six classes of notes and the net advance rate was 92.5%.

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

At March 31, 2012, a total of $3,752.4 million, after FSA, of financing and leasing assets, comprised of $623.4 million in Corporate Finance, $1,175.0 million in Consumer and $1,954.0 million in commercial aerospace and rail assets in Transportation Finance, were pledged in conjunction with $2,323.7 million in secured debt issued to investors under the GSI Facilities. After adjustment to the amount of actual qualifying borrowing base under terms of the GSI Facilities, this $2,323.7 million of secured debt provided for usage of $1,971.4 million of the maximum notional amount of the GSI Facilities at March 31, 2012. The remaining $153.6 million of the maximum notional amount represents the unused portion of the GSI Facilities and constitutes the notional amount of derivative financial instruments. Actual terms of the GSI Facilities, including facility usage and collateral coverage, are measured on a pre-FSA basis.

68   CIT GROUP INC

Unsecured counterparty receivable of $700.1 million, net of FSA, is owed to CIT from GSI for debt discount, return of collateral posted to GSI and settlements resulting from market value changes to asset-backed securities underlying the structures at March 31, 2012.

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

Valuation of the derivatives related to the GSI Facilities is based on several factors using a discounted cash flow (DCF) methodology, including:

■	CIT’s funding costs for similar recent financings based on the current market environment;

■	Forecasted usage of the long-dated GSI Facilities through the final maturity date in 2028; and

■	Forecasted amortization, including prepayment assumptions, due to principal payments on the underlying ABS, which impacts the amount of the unutilized portion.

Based on the Company’s valuation, it was determined that the derivatives had no value at March 31, 2012.

Interest expense related to the GSI Facilities is affected by the following:

■	A fixed facility fee of 2.85% per annum times the maximum facility commitment amount, currently $1.5 billion under the CFL Facility and $625 million under the BV Facility

■	A variable amount based on one-month or three-month USD LIBOR times the “utilized amount” (effectively the “adjusted qualifying borrowing base”) of the total return swap, and

■	A reduction in interest expense due to the recognition of the payment of any OID from GSI on the various ABS.

Cash Sweep and Required Cash Sweep Payments

Under the terms of the Series A Notes, the Company was required to use certain cash collections to repay the Revolving Credit Facility and Series A Notes on an accelerated basis (the “Cash Sweep”). Once all of the Company’s remaining Series A Notes were redeemed on March 9, 2012, the Cash Sweep provision was eliminated.

Debt Ratings

Our debt ratings at March 31, 2012 are presented in the following table. Changes since December 31, 2011 include: 1) On February 13, 2012, DBRS increased our debt ratings one notch to an issuer / counterparty credit rating and Series C debt rating of “BB (Low)” and the Revolving Credit Facility rating was increased to “BB (High)”, 2) On February 16, 2012, Moody’s Investor Service increased our debt ratings one notch to an issuer / counterparty credit rating and Series C debt rating of “B1” and 3) On March 9, 2012 S&P Ratings Services increased our debt ratings one notch to an issuer / counterparty credit rating and Series C debt rating to “BB-”, lowered its rating one notch on the Revolving Credit Facility to “BB-” and changed the outlook to stable.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   69

Debt Ratings as of March 31, 2012

	S&P Ratings Services	Moody’s Investors Service	DBRS
Issuer / Counterparty Credit Rating	BB–	B1	BB (Low)
Revolving Credit Facility Rating	BB–	Ba3	BB (High)
Series C Notes / Unsecured Debt Rating	BB–	B1	BB (Low)
Outlook	Stable	Stable	Positive

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

Tax Implications on Cash in Foreign Subsidiaries

Cash and short term investments held by foreign subsidiaries at March 31, 2012 and December 31, 2011 totaled $1.7 billion and $1.6 billion, respectively.

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

In the quarter ended December 31, 2011, Management decided to no longer assert its intent to indefinitely reinvest its foreign earnings, except for its Chinese subsidiary. This decision was driven by events over the last year that culminated in Management’s conclusion during the quarter that the Company may need to repatriate foreign earnings to address certain long-term investment and funding strategies. Some of the significant events that impacted Management’s decision included the re-evaluation of the Company’s debt and capital structures of its subsidiaries, and the need to pay-down the Company’s high cost debt in the U.S. In addition, certain restrictions on the Company’s first and second lien debt were removed during the 2011 fourth quarter upon the repayment of the remaining 2014 Series A debt. The removal of these restrictions allows the Company to transfer and repatriate cash to repay its high cost debt in the U.S. and recapitalize certain foreign subsidiaries. All these events contributed to Management’s decision to no longer assert indefinite reinvestment of its foreign earnings, with the exception of its Chinese subsidiary. As of the quarter ended March 31, 2012, there has been no change to this decision.

Contractual Payments and Commitments

The following tables summarize significant contractual payments and contractual commitment expirations at March 31, 2012. Certain amounts in the payments table are not the same as the respective balance sheet totals, because this table is before FSA, in order to better reflect projected contractual payments. Likewise, actual cash flows will vary materially from those depicted in the payments table as further explained in the table footnotes.

70   CIT GROUP INC

Payments and Collections for the Twelve Months Ended March 31(1) (dollars in millions)

	Total	2013	2014	2015	2016	2017+
Secured borrowings(2)	$10,781.7	$1,275.7	$1,457.9	$844.4	$861.0	$6,342.7
Unsecured (Series C Notes Exchanged)(3)	8,765.0	2,054.2	–	–	–	6,710.8
Unsecured (Series C Notes other)	5,250.0	–	–	2,800.0	–	2,450.0
Senior unsecured	1,500.0	–	–	–	–	1,500.0
Other debt	136.6	1.8	1.4	–	–	133.4
Total Long-term borrowings	26,433.3	3,331.7	1,459.3	3,644.4	861.0	17,136.9
Deposits	6,804.6	2,413.0	1,592.8	1,147.4	652.5	998.9
Credit balances of factoring clients	(1,109.8)	(1,109.8)	–	–	–	–
Lease rental expense	236.0	63.3	28.0	26.8	25.0	92.9
Total contractual payments	$32,364.1	$4,698.2	$3,080.1	$4,818.6	$1,538.5	$18,228.7

(1)	Projected payments of debt interest expense and obligations relating to postretirement programs are excluded.

(2)	Includes non-recourse secured borrowings, which are generally repaid in conjunction with the pledged receivable maturities.

(3)	The Unsecured (Series C Notes Exchanged) reflects the redemption of all 2015 Notes ($1.6 billion) on April 16, 2012 and $500 million 2017 Notes on May 2, 2012 within the twelve months ended March 31, 2013.

Commitment Expiration by Twelve Month Periods Ended March 31 (dollars in millions)

	Total	2013	2014	2015	2016	2017+
Financing commitments(1)	$2,759.9	$357.1	$323.1	$273.3	$700.1	$1,106.3
Aerospace and other manufacturer purchase commitments(2)	8,783.7	1,271.2	1,155.4	1,059.6	1,406.7	3,890.8
Letters of credit	300.0	105.6	22.2	15.0	40.5	116.7
Deferred purchase credit protection agreements	1,615.4	1,615.4	–	–	–	–
Guarantees, acceptances and other recourse obligations	27.2	18.7	7.0	1.5	–	–
Liabilities for unrecognized tax obligations(3)	559.3	10.0	549.3	–	–	–
Total contractual commitments	$14,045.5	$3,378.0	$2,057.0	$1,349.4	$2,147.3	$5,113.8

(1)	Financing commitments do not include certain unused, cancelable lines of credit to customers in connection with third-party vendor programs, which can be reduced or cancelled by CIT at any time without notice.

(2)	Aerospace commitments are net of amounts on deposit with manufacturers.

(3)	The balance cannot be estimated past 2014; therefore the remaining balance is reflected in 2014.

Financing commitments increased less than 1% from December 31, 2011 to $2.8 billion at March 31, 2012. At March 31, 2012, substantially all financing commitments were senior facilities, with approximately 70% secured by equipment or other assets and the remainder comprised of cash flow or enterprise value facilities. Most of our undrawn and available financing commitments are in Corporate Finance. The top ten undrawn commitments totaled $313 million at March 31, 2012.

The table above includes approximately $0.5 billion of commitments at March 31, 2012 and $0.4 billion at December 31, 2011 that were not available for draw due to requirements for collateral availability or covenant conditions.

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

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   71

Risk-Weighted Assets (dollars in millions)

	March 31, 2012	December 31, 2011
Balance sheet assets	$44,148.3	$45,235.4
Risk weighting adjustments to balance sheet assets	(10,428.6)	(12,332.3)
Off balance sheet items(1)	11,801.4	11,913.4
Risk-weighted assets	$45,521.1	$44,816.5

(1)	Primarily reflects commitments to purchase aircraft and for unused lines of credit and letters of credit. See Note 13 — Regulatory Capital for more information.

Regulatory Capitalization

The Company is subject to various regulatory capital requirements set by the Federal Reserve Board. CIT committed to its regulators to maintain a 13% Total Capital Ratio at the BHC and a 15% Tier 1 Leverage Ratio at CIT Bank for at least three years.

Tier 1 Capital and Total Capital Components (dollars in millions)

	March 31, 2012	December 31, 2011
Tier 1 Capital
Total stockholders’ equity	$8,453.2	$8,888.5
Effect of certain items in accumulated other comprehensive loss excluded from Tier 1 Capital	53.0	54.3
Adjusted total equity	8,506.2	8,942.8
Less: Goodwill(1)	(338.0)	(338.0)
Disallowed intangible assets(1)	(55.6)	(63.6)
Investment in certain subsidiaries	(38.5)	(36.6)
Other Tier 1 components(2)	(63.6)	(58.1)
Tier 1 Capital	8,010.5	8,446.5
Tier 2 Capital
Qualifying reserve for credit losses and other reserves(3)	445.7	429.9
Less: Investment in certain subsidiaries	(38.5)	(36.6)
Total qualifying capital	$8,417.7	$8,839.8
Risk-weighted assets	$45,521.1	$44,816.5
BHC Ratios
Tier 1 Capital Ratio	17.6%	18.8%
Total Capital Ratio	18.5%	19.7%
Tier 1 Leverage Ratio	17.9%	18.9%
CIT Bank Ratios
Tier 1 Capital Ratio	32.0%	36.5%
Total Capital Ratio	32.9%	37.5%
Tier 1 Leverage Ratio	23.1%	24.7%

(1)	Goodwill and disallowed intangible assets adjustments also reflect the portion included within assets held for sale.

(2)	Includes the portion of net deferred tax assets that does not qualify for inclusion in Tier 1 capital based on the capital guidelines, the Tier 1 capital charge for nonfinancial equity investments and the Tier 1 capital deduction for net unrealized losses on available-for-sale marketable securities (net of tax).

(3)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit, and deferred purchase agreements, all of which are recorded in Other Liabilities.

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

72   CIT GROUP INC

required to comply with the advanced approaches of Basel II.

On August 12, 2009, CIT entered into a Written Agreement with the Federal Reserve Bank of New York (the “FRBNY”). Among other requirements, the Written Agreement requires regular reporting to the FRBNY and prior written approval by the FRBNY for payment of dividends and distributions and the purchase or redemption of stock.

In December 2010, the Basel Committee on Banking Supervision released its final framework for strengthening international capital and liquidity regulation (“Basel III”). Basel III requirements include higher minimum capital ratios, increased limitations on qualifying capital, minimum liquidity requirements and a more constrained leverage ratio requirement. The U.S. bank regulatory agencies have not yet set forth a formal timeline for a notice of proposed rulemaking or final adoption of regulations responsive to Basel III. The U.S. banking agencies have indicated informally that they expect to propose regulations in the first half of 2012 regarding the implementation of Basel III.

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

See the “Regulation” section of Item 1 Business Overview of our 2011 Form 10-K for further detail regarding regulatory matters.

CIT BANK

CIT Bank is a state-chartered bank headquartered in Salt Lake City, Utah and is the Company’s principal bank subsidiary. CIT Bank originates and funds lending activity in the U.S. of various business segments. Asset origination activity reflected increased volume from the year-ago period in Corporate Finance, Vendor Finance and Transportation Finance. Committed loan volume more than doubled from the year-ago period and rose 18% from the prior quarter to $1.6 billion, of which nearly $1.2 billion was funded. The sequential quarter increase reflected growth in Corporate Finance activity, including volume from real estate and equipment finance. Additionally, the Bank purchased a $200 million portfolio of loans secured by aircraft.

Total assets were $9.6 billion, up from $6.8 billion at March 31, 2011 and $9.0 billion at December 31, 2011. Loans (including held-for-sale) totaled $6.6 billion, up from $5.2 billion at March 31, 2011 and $6.1 billion at December 31, 2011. Commercial loans of $5.0 billion increased $3.4 billion from the prior-year quarter and $1.1 billion during the first quarter. Assets held for sale totaled $1.1 billion (which were sold in April 2012), down from $1.6 billion at December 31, 2011 as $0.5 billion of student loans were sold during the first quarter. Cash was $2.6 billion at March 31, 2012 up from $2.5 billion at December 31, 2011. CIT Bank’s capital and leverage ratios remain well above required levels.

Total deposits were $6.7 billion at March 31, 2012, up from $6.1 billion at December 31, 2011 and $4.3 billion at March 31, 2011. During the first quarter, CIT Bank originated over $750 million of deposits at an average rate of approximately 1.1% that replaced maturing deposits at higher rates. Deposits originated through online channels exceeded $1.1 billion and, in March 2012, CIT Bank online launched a savings account product to supplement the current range of CD offerings to consumers.

The following presents condensed financial information for CIT Bank.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   73

Condensed Balance Sheets (dollars in millions)

	March 31, 2012	December 31, 2011
ASSETS:
Cash and deposits with banks	$2,564.5	$2,462.1
Investment securities	162.9	166.7
Assets held for sale	1,079.5	1,627.5
Commercial loans	4,979.5	3,912.4
Consumer loans	554.5	565.5
Allowance for loan losses	(60.9)	(49.0)
Operating lease equipment, net	91.1	31.3
Other assets	227.9	252.2
Total Assets	$9,599.0	$8,968.7
LIABILITIES AND EQUITY:
Deposits	$6,731.7	$6,124.9
Long-term borrowings	511.5	576.7
Other liabilities	147.1	150.5
Total Liabilities	7,390.3	6,852.1
Total Equity	2,208.7	2,116.6
Total Liabilities and Equity	$9,599.0	$8,968.7
Capital Ratios:
Total Capital Ratio	32.9%	37.5%
Tier 1 Capital Ratio	32.0%	36.5%
Tier 1 Leverage ratio	23.1%	24.7%

Condensed Statements of Operations (dollars in millions)

	Quarters Ended March 31,
	2012	2011
Interest income	$83.6	$64.4
Interest expense	(37.5)	(26.8)
Net interest revenue	46.1	37.6
Provision for credit losses	(12.9)	(1.7)
Net interest revenue, after credit provision	33.2	35.9
Rental income on operating leases	2.9	–
Other income	24.3	13.4
Total net revenue, net of interest expense and credit provision	60.4	49.3
Operating expenses	(30.0)	(12.0)
Depreciation on operating lease equipment	(2.4)	–
Income before income taxes	28.0	37.3
Provision for income taxes	(9.6)	(14.6)
Net income	$18.4	$22.7
New business originations – funded	$1,160.3	$408.7
New business originations – committed	$1,607.6	$777.2

74   CIT GROUP INC

As detailed in the following table, net finance revenue (NFR) increased from the prior-year quarter as increased assets and lower funding costs offset lower FSA accretion. Average earning assets increased nearly 28% from the first quarter of 2011 reflecting higher commercial assets. Net FSA accretion increased NFR by $11 million during 2012, compared to an increase of $29 million in 2011, due primarily to lower interest income accretion.

Net Finance Revenue (dollars in millions)

	Quarters Ended March 31,
	2012	2011
Interest income	$83.6	$64.4
Rental income on operating leases	2.9	–
Finance revenue	86.5	64.4
Interest expense	(37.5)	(26.8)
Depreciation on operating lease equipment	(2.4)	–
Net finance revenue	$46.6	$37.6
Average Earning Assets (“AEA”)	$6,554.2	$5,138.7
As a % of AEA:
Interest income	5.10%	5.01%
Rental income on operating leases	0.18%	–
Finance revenue	5.28%	5.01%
Interest expense	(2.29)%	(2.08)%
Depreciation on operating lease equipment	(0.15)%	–
Net finance revenue	2.84%	2.93%

Net finance revenue is a non-GAAP measure.

NFR as a percentage of average earning assets (“Net Finance Margin”) decreased from the prior-year quarter, as the decrease in FSA accretion offset the revenue earned from higher-yielding commercial assets. Excluding the FSA impacts, net finance margin increased, reflecting a shift in weighting as commercial loans grow and become a more significant proportion of the earning assets, while the lower yielding consumer assets, principally student loans, run-off. However, the margin increase is partially offset by the relatively high proportion of low-yielding assets, student loans and cash.

Adjusted Net Finance Revenue as a % of AEA (dollars in millions)

	Quarters Ended March 31,
	2012		2011
Net finance revenue	$46.6	2.84%	$37.6	2.93%
FSA impact on net finance revenue	(11.1)	(0.68)%	(28.8)	(2.27)%
Adjusted net finance revenue	$35.5	2.16%	$8.8	0.66%

Net finance revenue is a non-GAAP measure.

The following table presents the Bank’s pre-tax net income and adjusted pre-tax net income:

Impacts of FSA Accretion and Debt-related Transaction Costs on Pre-tax Income (Loss) (dollars in millions)

	Quarters Ended March 31,
	2012	2011
Pre-tax Income/(Loss) – Reported	$28.0	$37.3
Net FSA Accretion (excluding debt related acceleration)	(11.1)	(28.8)
Pre-tax Income (Loss) – Excluding FSA Net Accretion	$16.9	$8.5

Pre-tax Income (Loss) – Excluding FSA Net Accretion is a non-GAAP measure.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   75

SELECT QUARTERLY FINANCIAL DATA

Select Quarterly Data (dollars in millions)

	Quarters Ended
	March 31, 2012	December 31, 2011	March 31, 2011
Select Statement of Operations Data
Net interest revenue	$(668.1)	$(194.1)	$(59.8)
Provision for credit losses	(42.6)	(15.8)	(122.4)
Total other income	688.7	637.0	679.3
Total other expenses	(383.7)	(346.7)	(365.1)
Income (loss) before provision for income taxes	(405.7)	80.4	132.0
Net (loss) income	(446.5)	43.6	65.6
Per Common Share Data
Income (loss) income per share-diluted	$(2.22)	$0.22	$0.33
Book value per common share	$42.09	$44.30	$44.88
Tangible book value per common share	$40.20	$42.33	$42.69
Performance Ratios
Return on average common stockholders’ equity	(20.3)%	2.0%	2.9%
Net finance revenue as a percentage of average earning assets	(4.43)%	1.15%	2.14%
Return on average total assets	(3.98)%	0.39%	0.52%
Total ending equity to total ending assets	19.2%	19.7%	17.6%
Balance Sheet Data
Loans including receivables pledged	$20,490.6	$19,885.5	$23,794.4
Allowance for loan losses	(420.0)	(407.8)	(402.5)
Operating lease equipment, net	11,904.0	11,991.6	11,039.2
Goodwill and intangible assets, net	380.8	394.4	439.5
Total cash and short-term investments	7,336.1	8,372.8	11,844.4
Total assets	44,148.3	45,235.4	51,086.3
Total debt and deposits	31,915.8	32,481.8	38,023.9
Total common stockholders’ equity	8,453.2	8,888.5	8,999.4
Credit Quality
Non-accrual loans as a percentage of finance receivables	2.35%	3.53%	5.49%
Net credit losses as a percentage of average finance receivables	0.42%	0.45%	2.32%
Reserve for credit losses as a percentage of finance receivables	2.05%	2.05%	1.69%
Financial Ratios
Tier 1 Capital	17.6%	18.8%	20.0%
Total Risk-based Capital	18.5%	19.7%	20.9%

76   CIT GROUP INC

Quarterly Average Balances(1) and Associated Income (dollars in millions)

	March 31, 2012			December 31, 2011			March 31, 2011
	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)
Deposits with banks	$6,533.9	$4.9	0.30%	$6,907.4	$6.6	0.38%	$9,246.8	$6.3	0.27%
Investments	1,707.8	2.9	0.68%	942.4	2.6	1.10%	1,890.9	2.1	0.44%
Loans and leases (including held for sale)(2)(3)
U.S.	17,848.6	306.9	7.35%	18,917.8	365.5	8.24%	20,028.7	462.3	9.70%
Non-U.S.	4,228.2	96.9	9.17%	4,172.1	117.7	11.29%	5,121.7	168.1	13.14%
Total loans and leases(2)	22,076.8	403.8	7.72%	23,089.9	483.2	8.82%	25,150.4	630.4	10.43%
Total interest earning assets / interest income(2)(3)	30,318.5	411.6	5.64%	30,939.7	492.4	6.62%	36,288.1	638.8	7.23%
Operating lease equipment, net(4)
U.S.(4)	5,835.5	137.9	9.45%	5,508.7	123.6	8.97%	4,893.1	103.7	8.48%
Non-U.S.(4)	6,123.2	163.9	10.71%	6,041.3	166.9	11.05%	6,247.8	145.0	9.28%
Total operating lease equipment, net(4)	11,958.7	301.8	10.09%	11,550.0	290.5	10.06%	11,140.9	248.7	8.93%
Total earning assets(2)	42,277.2	$713.4	6.94%	42,489.7	$782.9	7.58%	47,429.0	$887.5	7.64%
Non interest earning assets
Cash due from banks	163.1			200.0			253.7
Allowance for loan losses	(410.6)			(416.7)			(413.1)
All other non-interest earning assets	2,855.5			2,784.5			3,303.0
Total Average Assets	$44,885.2			$45,057.5			$50,572.6
Average Liabilities
Borrowings
Deposits	$6,552.5	$36.3	2.22%	$5,639.5	$33.3	2.36%	$4,460.3	$24.4	2.19%
Long-term borrowings(5)	25,719.6	1,043.4	16.23%	26,757.5	653.2	9.76%	33,174.2	674.2	8.13%
Total interest-bearing liabilities	32,272.1	$1,079.7	13.38%	32,397.0	$686.5	8.48%	37,634.5	$698.6	7.43%
Credit balances of factoring clients	1,143.4			1,180.3			962.7
Other non-interest bearing liabilities	2,685.2			2,571.3			3,011.2
Noncontrolling interests	3.7			1.9			(1.7)
Stockholders’ equity	8,780.8			8,907.0			8,965.9
Total Average Liabilities and Stockholders’ Equity	$44,885.2			$45,057.5			$50,572.6
Net revenue spread			(6.44)%			(0.90)%			0.21%
Impact of non-interest bearing sources			2.88%			1.83%			1.42%
Net revenue/yield on earning assets(2)		$(366.3)	(3.56)%		$96.4	0.93%		$188.9	1.63%

(1)	The average balances presented are derived based on month end balances during the year. Tax exempt income was not significant in any of the years presented. Average rates are impacted by FSA accretion and amortization.

(2)	The rate presented is calculated net of average credit balances for factoring clients.

(3)	Non-accrual loans and related income are included in the respective categories.

(4)	Operating lease rental income is a significant source of revenue; therefore, we have presented the rental revenues net of depreciation.

(5)	Interest and average rates include FSA accretion, including amounts accelerated due to redemptions or extinguishments, as well as prepayment penalties on the Series A Notes, the Series B Notes and the student lending securitization.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   77

The average long-term borrowings balances presented below are derived based on daily balances and the average rates are based on a 30 days per month day count convention. The average rates include FSA amortization and prepayment fees, which due to the annualizing, can distort the derived rate. The debt coupon rates at March 31, 2012, on a pre-FSA basis, are as follows: Senior Unsecured Notes — 5.25%, Series C Notes (exchanged) — 7.00%, Series C Notes (other) — 5.37%, Other Debt — 6.00%, and Secured Borrowings — 2.25%. The aggregate portfolio weighted average at March 31, 2012 was 4.64%.

Average Daily Long-term Borrowings Balances and Rates (dollars in millions)

	Quarters Ended
	March 31, 2012			December 31, 2011			March 31, 2011
	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)
Unsecured
Revolving Credit Facility	$210.8	$1.7	3.22%	$–	$–	–	$–	$–	–
Senior Unsecured	266.7	3.5	5.25%	–	–	–	–	–	–
Series C Notes – (Exchanged)	7,982.4	189.6	9.50%	–	–	–	–	–	–
Series C Notes – (other)	3,942.5	55.4	5.62%	–	–	–	–	–	–
Other debt	86.4	2.7	12.42%	–	–	–	–	–	–
Total Unsecured Debt	12,488.8	252.9	8.10%	–	–	–	–	–	–
Secured
Secured borrowings(1)(3)	$10,328.2	$106.7	4.13%	$9,623.6	$204.3	8.50%	$10,707.3	$129.2	4.83%
First Lien Term Facility	–	–	–	–	–	–	3,042.5	50.4	6.62%
Revolving Credit Facility	–	–	–	1,303.0	10.2	3.14%	–	–	–
Series A Notes(2)(3)	3,424.8	683.8	79.86%	5,962.5	217.1	14.56%	18,756.6	487.1	10.39%
Series B Notes	–	–	–	–	–	–	25.1	2.1	16.03%
Series C Notes – (other)	–	–	–	2,000.0	30.1	6.02%	22.0	0.8	6.02%
Series C Notes (Exchanged from Series A)(2)(3)	–	–	–	7,947.8	188.7	9.50%	–	–	–
Other debt	–	–	–	86.2	2.8	12.99%	159.4	4.6	11.46%
Total Secured Debt	13,753.0	790.5	22.99%	26,923.1	653.2	9.71%	32,712.9	674.2	8.24%
Total Long-term Borrowings	$26,241.8	$1,043.4	15.90%	$26,923.1	$653.2	9.71%	$32,712.9	$674.2	8.24%

(1)	The increase in average rate for the December quarter reflects the impact of accelerated FSA accretion on redeemed debt related to a student lending securitization.

(2)	The increase to interest and applicable annualized rate reflect accelerated FSA accretion due to the repayment and prepayment penalties as noted below.

(3)	The interest expense for the Series A Notes (including those exchanged), Series B Notes and Student Lending Facility include the following accelerated FSA accretion (amortization) and prepayment penalties:

Accelerated FSA accretion (amortization) and prepayment penalties (dollars in millions)

	Quarters Ended
	March 31, 2012	December 31, 2011	March 31, 2011
Series A Notes – accelerated FSA	$596.9	$64.3	$24.7
Series A Notes – prepayment penalty	–	9.2	20.0
Series B Notes – accelerated FSA	–	–	(13.5)
Series B Notes – prepayment penalty	–	–	15.0
Student lending facility	–	88.0	–
Total accelerated FSA and prepayment penalty	$596.9	$161.5	$46.2

78   CIT GROUP INC

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect reported amounts of assets and liabilities, the reported amounts of income and expense during the reporting period and the disclosure of contingent assets and liabilities at the date of the financial statements. We consider accounting estimates relating to the following to be critical in applying our accounting policies:

■	Assumptions and estimates recorded upon adoption of fresh start accounting

■	Allowance for Loan Losses

■	Impaired Loans

■	Fair Value Determinations

■	Lease Residual Values

■	Goodwill and Intangible Assets

■	Liabilities and Tax Reserves

There have been no significant changes to the methodologies and processes used in developing estimates relating to these items from those described in our 2011 Annual Report on Form 10-K.

INTERNAL CONTROLS

The Internal Controls Working Group (“ICWG”), which reports to the Disclosure Committee, is responsible for monitoring and improving internal controls over financial reporting and overseeing the internal controls attestation mandated by Section 404 of the Sarbanes-Oxley Act of 2002 (“SARBOX”). The ICWG is chaired by the Controller and is comprised of senior executives in Finance and the Chief Auditor. See Item 4. Controls and Procedures for more information.

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

Non-GAAP Reconciliations (dollars in millions)

	Quarters Ended
	March 31, 2012	December 31, 2011	March 31, 2011
Total Net Revenues(1)
Interest income	$411.6	$492.4	$638.8
Rental income on operating leases	439.3	427.6	408.9
Finance revenue	850.9	920.0	1,047.7
Interest expense	(1,079.7)	(686.5)	(698.6)
Depreciation on operating lease equipment	(137.5)	(137.1)	(160.2)
Net finance revenue	(366.3)	96.4	188.9
Other income	249.4	209.4	270.4
Total net revenues	$(116.9)	$305.8	$459.3
Net Operating Lease Revenue(2)
Rental income on operating leases	$439.3	$427.6	$408.9
Depreciation on operating lease equipment	(137.5)	(137.1)	(160.2)
Net operating lease revenue	$301.8	$290.5	$248.7

Net Finance Revenue as a % of Average Earning Assets(3)

	Quarters Ended
	March 31, 2012		December 31, 2011		March 31, 2011
Net finance revenue	$(366.3)	(4.43)%	$96.4	1.14%	$188.9	2.14%
FSA impact on net finance revenue	546.3	6.40%	88.2	0.83%	(83.1)	(1.08)%
Secured debt prepayment penalties	–	–	9.2	0.10%	35.0	0.35%
Adjusted net finance revenue	$180.0	1.97%	$193.8	2.07%	$140.8	1.41%

80   CIT GROUP INC

Impacts of FSA Accretion and Debt-related Transaction Costs on Pre-tax Income (Loss) by Segment

	Quarter Ended March 31, 2012
	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Consumer	Corporate & Other	Total
Pre-tax Income/(Loss) – Reported	$70.3	$(198.2)	$(17.0)	$(113.1)	$(24.2)	$(123.5)	$(405.7)
Accelerated FSA Net Discount/(Premium) on Debt Extinguishments and Repurchases	107.1	278.8	21.2	99.1	15.9	74.8	596.9
Debt Related – Loss on Debt Extinguishments	–	–	–	–	–	22.9	22.9
Pre-tax Income (Loss) – Excluding Accelerated FSA Net Discount/(Premium) on Debt Extinguishments and Repurchases and Loss on Debt Extinguishments	177.4	80.6	4.2	(14.0)	(8.3)	(25.8)	214.1
Net FSA Accretion (excluding debt related acceleration)	(36.9)	(26.9)	1.9	(9.2)	4.6	6.9	(59.6)
Pre-tax Income (Loss) – Excluding FSA Net Accretion & Debt Related Costs	$140.5	$53.7	$6.1	$(23.2)	$(3.7)	$(18.9)	$154.5

	Quarter Ended December 31, 2011
Pre-tax Income/(Loss) – Reported	$167.9	$23.5	$8.6	$33.3	$(109.3)	$(43.6)	$80.4
Accelerated FSA Net Discount/(Premium) on Debt Extinguishments and Repurchases	13.8	28.7	2.7	10.2	89.9	7.0	152.3
Debt Related – Prepayment Penalties	–	–	–	–	–	9.2	9.2
Debt Related – Loss on Debt Extinguishments	–	–	–	–	–	(11.8)	(11.8)
Pre-tax Income (Loss) – Excluding Accelerated FSA Net Discount/(Premium) on Debt Extinguishments and Repurchases and Loss on Debt Extinguishments	181.7	52.2	11.3	43.5	(19.4)	(39.2)	230.1
Net FSA Accretion (excluding debt related acceleration)	(65.8)	(23.0)	2.5	(15.1)	4.2	7.1	(90.1)
Pre-tax Income (Loss) – Excluding FSA Net Accretion & Debt Related Costs	$115.9	$29.2	$13.8	$28.4	$(15.2)	$(32.1)	$140.0

	Quarter Ended March 31, 2011
Pre-tax Income/(Loss) – Reported	$124.7	$43.1	$(3.0)	$9.9	$2.4	$(45.1)	$132.0
Accelerated FSA Net Discount/(Premium) on Debt Extinguishments and Repurchases	2.6	4.4	0.5	2.4	0.2	1.1	11.2
Debt Related – Prepayment Penalties	–	–	–	–	–	35.0	35.0
Pre-tax Income (Loss) – Excluding Accelerated FSA Net Discount/(Premium) on Debt Extinguishments and Repurchases and Loss on Debt Extinguishments	127.3	47.5	(2.5)	12.3	2.6	(9.0)	178.2
Net FSA Accretion (excluding debt related acceleration)	(74.0)	(21.1)	3.1	(28.6)	(10.6)	6.8	(124.4)
Pre-tax Income (Loss) – Excluding FSA Net Accretion & Debt Related Costs	$53.3	$26.4	$0.6	$(16.3)	$(8.0)	$(2.2)	$53.8

Earning Assets(3)	March 31, 2012	December 31, 2011	March 31, 2011
Loans	$20,490.6	$19,885.5	$23,794.4
Operating lease equipment, net	11,904.0	11,991.6	11,039.2
Assets held for sale	1,701.9	2,332.3	1,183.0
Credit balances of factoring clients	(1,109.8)	(1,225.5)	(1,101.5)
Total earning assets	$32,986.7	$32,983.9	$34,915.1
Commercial earning assets	$27,307.9	$26,638.5	$27,012.7

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   81

Tangible Book Value	March 31, 2012	December 31, 2011	March 31, 2011
Total common stockholders’ equity	$8,453.2	$8,888.5	$8,999.4
Less: Goodwill	(330.8)	(330.8)	(340.4)
Intangible assets	(50.0)	(63.6)	(99.1)
Tangible book value	$8,072.4	$8,494.1	$8,559.9

(1)	Total net revenues are the combination of net finance revenue and other income and is an aggregation of all sources of revenue for the Company. Total net revenues is used by management to monitor business performance.

(2)	Total net operating lease revenue is the combination of rental income on operating leases less depreciation on operating lease equipment. Total net operating lease revenues are used by management to monitor portfolio performance.

(3)	Earning assets are utilized in certain revenue and earnings ratios. Earning assets are net of credit balances of factoring clients. This net amount represents the amounts we fund.

82   CIT GROUP INC

FORWARD-LOOKING STATEMENTS

Certain statements contained in this document are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All statements contained herein that are not clearly historical in nature are forward-looking and the words “anticipate,” “believe,” “could,” “expect,” “estimate,” “forecast,” “intend,” “plan,” “potential,” “project,” “target” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to known and unknown risks, uncertainties and contingencies. Forward-looking statements are included, for example, in the discussions about:

■	our liquidity risk and capital management, including our capital, leverage, and credit ratings, our liquidity plan, and our plans and the potential transactions designed to enhance our liquidity and capital,

■	our plans to change our funding mix and to access new sources of funding to broaden our use of deposit taking capabilities,

■	our credit risk management and credit quality,

■	our asset/liability risk management,

■	accretion and amortization of FSA adjustments,

■	our funding, borrowing costs and net finance revenue,

■	our operational risks, including success of systems enhancements and expansion of risk management and control functions,

■	our mix of portfolio asset classes, including growth initiatives, acquisitions and divestitures, new products, new business and customer retention,

■	legal risks,

■	our growth rates,

■	our commitments to extend credit or purchase equipment, and

■	how we may be affected by legal proceedings.

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

Therefore, actual results may differ materially from those expressed or implied in those statements. Factors, in addition to those disclosed in “Risk Factors”, that could cause such differences include, but are not limited to:

■	capital markets liquidity,

■	risks of and/or actual economic slowdown, downturn or recession,

■	industry cycles and trends,

■	uncertainties associated with risk management, including credit, prepayment, asset/liability, interest rate and currency risks,

■	estimates and assumptions used to fair value the balance sheet in accordance with FSA and actual variation between the estimated fair values and the realized values,

■	adequacy of reserves for credit losses,

■	risks inherent in changes in market interest rates and quality spreads,

■	funding opportunities, deposit taking capabilities and borrowing costs,

■	risks that the restructuring of the Company’s capital structure did not result in sufficient additional capital or improved liquidity,

■	risks that the Company will be unable to comply with the terms of the Written Agreement with the Reserve Bank,

■	conditions and/or changes in funding markets and our access to such markets, including commercial paper, secured and unsecured term debt and the asset-backed securitization markets,

■	risks of implementing new processes, procedures, and systems,

■	risks associated with the value and recoverability of leased equipment and lease residual values,

■	application of fair value accounting in volatile markets,

■	application of goodwill accounting in a recessionary economy,

■	changes in laws or regulations governing our business and operations,

■	changes in competitive factors,

■	demographic trends,

■	customer retention rates,

■	future acquisitions and dispositions of businesses or asset portfolios, and

■	regulatory changes and/or developments.

Any or all of our forward-looking statements here or in other publications may turn out to be wrong, and there are no guarantees about our performance. We do not assume the obligation to update any forward-looking statement for any reason.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   83

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2012. Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.

(b) Changes In Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

84   CIT GROUP INC

Part Two — Other Information

ITEM  1. Legal Proceedings

CIT is currently involved, and from time to time in the future may be involved, in a number of judicial, regulatory, and arbitration proceedings relating to matters that arise in connection with the conduct of its business (collectively, “Litigation”), certain of which Litigation matters are described in Note 13 — Contingencies of Item 1. Consolidated Financial Statements. In view of the inherent difficulty of predicting the outcome of Litigation matters, particularly when such matters are in their early stages or where the claimants seek indeterminate damages, CIT cannot state with confidence what the eventual outcome of the pending Litigation will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines, or penalties related to each pending matter may be, if any. In accordance with applicable accounting guidance, CIT establishes reserves for Litigation when those matters present loss contingencies as to which it is both probable that a loss will occur and the amount of such loss can be reasonably estimated. Based on currently available information, CIT believes that the results of Litigation that is currently pending, taken together, will not have a material adverse effect on the Company’s financial condition, but may be material to the Company’s operating results or cash flows for any particular period, depending in part on its operating results for that period. The actual results of resolving such matters may be substantially higher than the amounts reserved.

For more information about pending legal proceedings, including an estimate of certain reasonably possible losses in excess of reserved amounts, see Note 13 — Contingencies of Item 1. Consolidated Financial Statements.

ITEM 1A. Risk Factors

For a discussion of certain risk factors affecting CIT, see Part I, Item 1A: Risk Factors, of CIT’s 2011 Annual Report on Form 10-K and Forward-Looking Statements of this Form 10-Q.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

No purchases of CIT equity securities were made during the 2012 first quarter and there were no such equity securities that may yet be purchased under any repurchase plans or programs.

ITEM  4. Mine Safety Disclosure

Not applicable.

Item 4:  Controls and Procedures  85

ITEM 6. Exhibits

(a)Exhibits

3.1	Third Amended and Restated Certificate of Incorporation of the Company, dated December 8, 2009 (incorporated by reference to Exhibit 3.1 to Form 8-K filed December 9, 2009).

3.2	Amended and Restated By-laws of the Company, as amended through December 8, 2009 (incorporated by reference to Exhibit 3.2 to Form 8-K filed December 9, 2009).

4.1	Indenture dated as of December 10, 2009 between CIT Group Inc. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to Form 8-K filed December 16, 2009).

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

86   CIT GROUP INC

4.11
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

4.12
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

4.13
Form of Aircraft Head Lease between Madeleine Leasing Limited, as lessor, and CIT Aerospace International, as head lessee, relating to certain Export Credit Agency sponsored secured financings of aircraft and related assets during the 2008 and 2009 fiscal years (incorporated by reference to Exhibit 4.14 to Form 10-K filed March 10, 2011).

4.14
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

4.15
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

4.16
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

Item 6:  Exhibits  87

4.17
Form of Aircraft Head Lease between Jessica Leasing Limited, as lessor, and CIT Aerospace International, as head lessee, relating to certain Export Credit Agency sponsored secured financings of aircraft and related assets during the 2010 fiscal year (incorporated by reference to Exhibit 4.18 to Form 10-K filed March 10, 2011).

4.18
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

4.19	Indenture, dated as of March 30, 2011, between CIT Group Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed March 31, 2011).

4.20
First Supplemental Indenture, dated as of March 30, 2011, between CIT Group Inc., the Guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee (including the Form of 5.250% Note due 2014 and the Form of 6.625% Note due 2018) (incorporated by reference to Exhibit 4.2 to Form 8-K filed March 31, 2011).

4.21
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

4.23
Registration Rights Agreement, dated as of June 15, 2011, among CIT Group Inc., the Guarantors named therein, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as dealer-manager (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 20, 2011).

4.24
Third Supplemental Indenture, dated as of February 7, 2012, between CIT Group Inc., the Guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee (including the Form of Notes) (incorporated by reference to Exhibit 4.4 of Form 8-K dated February 13, 2012).

4.25
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

4.27
Indenture, dated as of March 15, 2012, among CIT Group Inc., Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, security registrar and authenticating agent (incorporated by reference to Exhibit 4.1 of Form 8-K filed March 16, 2012).

4.28
First Supplemental Indenture, dated as of March 15, 2012, among CIT Group Inc., Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, security registrar and authenticating agent (including the Form of 5.25% Senior Unsecured Note due 2018) (incorporated by reference to Exhibit 4.2 of Form 8-K filed March 16, 2012).

4.29
Second Supplemental Indenture, dated as of May 4, 2012, among CIT Group Inc., Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, security registrar and authenticating agent (including the Form of 5.000% Senior Unsecured Note due 2017 and the Form of 5.375% Senior Unsecured Note due 2020) (incorporated by reference to Exhibit 4.2 of Form 8-K filed May 4, 2012).

88   CIT GROUP INC

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

10.3*	Amended and Restated CIT Group Inc. Long-Term Incentive Plan (as amended and restated effective December 10, 2009) (incorporated by reference to Exhibit 4.1 to Form S-8 filed January 11, 2010).

10.4*	CIT Group Inc. Supplemental Retirement Plan (As Amended and Restated Effective as of January 1, 2008) (incorporated by reference to Exhibit 10.27 to Form 10-Q filed May 12, 2008).

10.5*	CIT Group Inc. Supplemental Savings Plan (As Amended and Restated Effective as of January 1, 2008) (incorporated by reference to Exhibit 10.28 to Form 10-Q filed May 12, 2008).

10.6*	New Executive Retirement Plan of CIT Group Inc. (As Amended and Restated as of January 1, 2008) (incorporated by reference to Exhibit 10.29 to Form 10-Q filed May 12, 2008).

10.7*	Letter Agreement, effective February 8, 2010, between CIT Group Inc. and John A. Thain (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 8, 2010).

10.8*	Form of CIT Group Inc. Three Year Stock Salary Award Agreement, dated February 8, 2010 (incorporated by reference to Exhibit 10.2 to Form 8-K filed February 8, 2010).

10.9*	Form of CIT Group Inc. One Year Stock Salary Award Agreement, dated February 8, 2010 (incorporated by reference to Exhibit 10.3 to Form 8-K filed February 8, 2010).

10.10	Written Agreement, dated August 12, 2009, between CIT Group Inc. and the Federal Reserve Bank of New York (incorporated by reference to Exhibit 10.1 of Form 8-K filed August 13, 2009).

10.11	Form of CIT Group Inc. Two Year Restricted Stock Unit Award Agreement, dated July 29, 2010 (incorporated by reference to Exhibit 10.31 to Form 10-Q filed August 9, 2010).

10.12*	Letter Agreement, dated June 2, 2010, between CIT Group Inc. and Scott T. Parker (incorporated by reference to Exhibit 99.3 to Form 8-K filed July 6, 2010).

10.13	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Unit Retention Award Agreement (incorporated by reference to Exhibit 10.33 to Form 10-Q filed August 9, 2010).

10.14	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.34 to Form 10-Q filed August 9, 2010).

10.15	Form of CIT Group Inc. Long-term Incentive Plan Stock Option Award Agreement (One Year Vesting) (incorporated by reference to Exhibit 10.35 to Form 10-Q filed August 9, 2010).

10.16	Form of CIT Group Inc. Long-term Incentive Plan Stock Option Award Agreement (Three Year Vesting) (incorporated by reference to Exhibit 10.36 to Form 10-Q filed August 9, 2010).

10.17	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Award Agreement (One Year Vesting) (incorporated by reference to Exhibit 10.37 to Form 10-Q filed August 9, 2010).

10.18	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Award Agreement (Three Year Vesting) (incorporated by reference to Exhibit 10.38 to Form 10-Q filed August 9, 2010).

10.19	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Unit Director Award Agreement (Initial Grant) (incorporated by reference to Exhibit 10.39 to Form 10-Q filed August 9, 2010).

10.20	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Unit Director Award Agreement (Annual Grant) (incorporated by reference to Exhibit 10.40 to Form 10-Q filed August 9, 2010).

Item 6:  Exhibits  89

10.21	Form of Tax Agreement by and between Tyco International Ltd. and CIT (incorporated by reference to Exhibit 10.27 to Amendment No. 2 to the Registration Statement on Form S-1 filed June 12, 2002).

10.22*	Amended and Restated Employment Agreement, dated as of May 7, 2008, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.35 to Form 10-K filed March 2, 2009).

10.23*	Extension of Term of Employment Agreement, dated as of November 24, 2008, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.36 to Form 10-K filed March 2, 2009).

10.24*	Amendment to Employment Agreement, dated December 22, 2008, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.37 to Form 10-K filed March 2, 2009).

10.25*	Extension of Term of Employment Agreement, dated December 21, 2009, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.24 to Form 10-K filed March 16, 2010).

10.26*	Extension of Term of Employment Agreement, dated March 14, 2011, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.30 of Form 10-Q filed August 9, 2011).

10.27*	Letter Agreement, dated April 21, 2010, between CIT Group Inc. and Nelson J. Chai (incorporated by reference to Exhibit 10.31 of Form 10-Q filed August 9, 2011).

10.28*	Letter Agreement, dated April 8, 2010, between CIT Group Inc. and Lisa K. Polsky (incorporated by reference to Exhibit 10.32 of Form 10-Q filed August 9, 2011).

10.29	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (with Good Reason) (incorporated by reference to Exhibit 10.33 of Form 10-Q filed August 9, 2011).

10.30	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (without Good Reason) (incorporated by reference to Exhibit 10.34 of Form 10-Q filed August 9, 2011).

10.31**
Airbus A320 NEO Family Aircraft Purchase Agreement, dated as of July 28, 2011, between Airbus S.A.S. and C.I.T. Leasing Corporation (incorporated by reference to Exhibit 10.35 of Form 10-Q/A filed February 1, 2012).

10.32**
Confirmation, Credit Support Annex, and ISDA Master Agreement and Schedule, each dated October 26, 2011, between CIT TRS Funding B.V. and Goldman Sachs International evidencing a $625 billion securities based financing facility (incorporated by reference to Exhibit 99.1 to Form 8-K filed November 1, 2011).

10.33**
Second Amended and Restated Confirmation and Amended and Restated ISDA Master Agreement Schedule, each dated October 26, 2011 between CIT Financial Ltd. and Goldman Sachs International (incorporated by reference to Exhibit 99.2 of Form 8-K dated November 1, 2011).

10.34**
Credit Support Annex, dated June 6, 2008, between CIT Financial Ltd. and Goldman Sachs International related to a $1.5 billion securities based financing facility (incorporated by reference to Exhibit 10.34 to Form 10-Q filed August 11, 2008).

10.35*	Letter Agreement, dated February 24, 2012, between CIT Group Inc. and Andrew T. Brandman (incorporated by reference to Exhibit 99.2 of Form 8-K dated filed April 12, 2012).

10.36	Form of CIT Group Inc. Long-Term Incentive Plan Performance Stock Unit Award Agreement (with Good Reason).

10.37	Form of CIT Group Inc. Long-Term Incentive Plan Performance Stock Unit Award Agreement (without Good Reason).

10.38	Extension of Term of Employment Agreement, dated March 28, 2012, between CIT Group Inc. and C. Jeffrey Knittel.

12.1	CIT Group Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges.

31.1
Certification of John A. Thain pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Commission, as promulgated pursuant to Section 13(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

90   CIT GROUP INC

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

101.INS
XBRL Instance Document (Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.)

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.

**	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission in accordance with an order granting confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

***	This information is furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not incorporated by reference into any filing under the Securities Act of 1933.

Item 6:  Exhibits  91

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 10, 2012	CIT GROUP INC.
/s/ Scott T. Parker
Scott T. Parker
Executive Vice President and Chief Financial Officer

/s/ Carol Hayles
Carol Hayles
Executive Vice President and Controller

92   CIT GROUP INC