Form 10-Q
period 2012-06-30
CIT GROUP INC
filed 2012-08-09
CIK 1171825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2012	| | Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-31369

CIT GROUP INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-1051192 (IRS Employer Identification Number)

11 West 42nd Street New York, New York (Address of Registrant’s principal executive offices)	10036 (Zip Code)

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

As of July 31, 2012 there were 200,838,406 shares of the registrant’s common stock outstanding.

Table of Contents   1

Part One—Financial Information

ITEM 1. Consolidated Financial Statements

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited) (dollars in millions – except share data)

	June 30, 2012	December 31, 2011
Assets
Cash and due from banks	$550.8	$433.2
Interest bearing deposits, including restricted balances of $993.8 and $869.9 at June 30, 2012 and December 31, 2011(1)	5,542.4	7,002.4
Investment securities	1,184.3	1,250.6
Trading assets at fair value – derivatives	36.3	42.9
Assets held for sale(1)	1,434.0	2,332.3
Loans (see Note 5 for amounts pledged)	20,100.5	19,885.5
Allowance for loan losses	(414.2)	(407.8)
Total loans, net of allowance for loan losses(1)	19,686.3	19,477.7
Operating lease equipment, net (see Note 5 for amounts pledged)(1)	11,896.4	11,991.6
Unsecured counterparty receivable	638.2	733.5
Goodwill	330.8	330.8
Intangible assets, net	42.3	63.6
Other assets	1,454.2	1,576.8
Total Assets	$42,796.0	$45,235.4
Liabilities
Deposits	$7,163.6	$6,193.7
Trading liabilities at fair value – derivatives	60.7	74.9
Credit balances of factoring clients	1,164.1	1,225.5
Other liabilities	2,488.3	2,562.2
Long-term borrowings, including $1,265.2 and $3,203.8 contractually due within twelve months at June 30, 2012 and December 31, 2011, respectively	23,534.3	26,288.1
Total Liabilities	34,411.0	36,344.4
Stockholders’ Equity
Common stock: $0.01 par value, 600,000,000 authorized
Issued: 201,246,267 and 200,980,752 at June 30, 2012 and December 31, 2011	2.0	2.0
Outstanding: 200,836,649 and 200,660,314 at June 30, 2012 and December 31, 2011
Paid-in capital	8,481.5	8,459.3
Retained earnings	14.9	532.1
Accumulated other comprehensive loss	(101.0)	(92.1)
Treasury stock: 409,618 and 320,438 shares at June 30, 2012 and December 31, 2011 at cost	(16.5)	(12.8)
Total Common Stockholders’ Equity	8,380.9	8,888.5
Noncontrolling minority interests	4.1	2.5
Total Equity	8,385.0	8,891.0
Total Liabilities and Equity	$42,796.0	$45,235.4

(1)
The following table presents information on assets and liabilities related to Variable Interest Entities (VIEs) that are consolidated by the Company. The difference between total VIE assets and liabilities represents the Company’s interests in those entities, which were eliminated in consolidation. The assets of the consolidated VIEs will be used to settle the liabilities of those entities and, except for the Company’s interest in the VIEs, are not available to the creditors of CIT or any affiliates of CIT. In the following table, certain prior period balances have been conformed to current period presentation.

Assets
Interest bearing deposits, restricted	$615.1	$574.2
Assets held for sale	617.2	317.2
Total loans, net of allowance for loan losses	7,488.2	8,523.7
Operating lease equipment, net	4,251.3	4,285.4
Total Assets	$12,971.8	$13,700.5
Liabilities
Beneficial interests issued by consolidated VIEs (classified as long-term borrowings)	$9,441.1	$9,875.5
Total Liabilities	$9,441.1	$9,875.5

The accompanying notes are an integral part of these consolidated financial statements.

2   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (dollars in millions – except per share data)

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest income
Interest and fees on loans	$401.3	$591.0	$805.1	$1,221.4
Interest and dividends on investments	8.0	8.6	15.8	17.0
Interest income	409.3	599.6	820.9	1,238.4
Interest expense
Interest on long-term borrowings	(603.9)	(781.3)	(1,647.3)	(1,455.5)
Interest on deposits	(35.3)	(25.1)	(71.6)	(49.5)
Interest expense	(639.2)	(806.4)	(1,718.9)	(1,505.0)
Net interest revenue	(229.9)	(206.8)	(898.0)	(266.6)
Provision for credit losses	(8.9)	(84.1)	(51.5)	(206.5)
Net interest revenue, after credit provision	(238.8)	(290.9)	(949.5)	(473.1)
Non-interest income
Rental income on operating leases	445.5	420.2	884.8	829.1
Other income	144.0	233.4	393.4	503.8
Total non-interest income	589.5	653.6	1,278.2	1,332.9
Total revenue, net of interest expense and credit provision	350.7	362.7	328.7	859.8
Other expenses
Depreciation on operating lease equipment	(130.7)	(153.2)	(268.2)	(313.4)
Operating expenses	(240.2)	(238.5)	(463.5)	(443.4)
Loss on debt extinguishments	(21.5)	–	(44.4)	–
Total other expenses	(392.4)	(391.7)	(776.1)	(756.8)
Income (loss) before provision for income taxes	(41.7)	(29.0)	(447.4)	103.0
Provision for income taxes	(27.8)	(21.4)	(67.7)	(83.6)
Income (loss) before noncontrolling interests	(69.5)	(50.4)	(515.1)	19.4
Net (income) loss attributable to noncontrolling interests, after tax	(1.2)	0.7	(2.1)	(3.5)
Net income (loss)	$(70.7)	$(49.7)	$(517.2)	$15.9
Basic earnings per common share	$(0.35)	$(0.25)	$(2.57)	$0.08
Diluted earnings per common share	$(0.35)	$(0.25)	$(2.57)	$0.08
Average number of common shares – basic (thousands)	200,901	200,658	200,857	200,631
Average number of common shares – diluted (thousands)	200,901	200,658	200,857	200,893

The accompanying notes are an integral part of these consolidated financial statements.

Item 1:  Consolidated Financial Statements  3

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited) (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income (loss) before noncontrolling interests	$(69.5)	$(50.4)	$(515.1)	$19.4
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(12.0)	(15.8)	(10.9)	(9.0)
Changes in fair values of derivatives qualifying as cash flow hedges	0.2	(0.4)	0.7	0.5
Net unrealized gains (losses) on available for sale securities	–	8.0	0.5	5.9
Changes in benefit plans net gain/(loss) and prior service (cost)/credit	0.4	–	0.8	(0.1)
Other comprehensive loss, net of tax	(11.4)	(8.2)	(8.9)	(2.7)
Comprehensive income (loss) before noncontrolling interests	(80.9)	(58.6)	(524.0)	16.7
Comprehensive income (loss) attributable to noncontrolling interests	(1.2)	0.7	(2.1)	(3.5)
Comprehensive income (loss)	$(82.1)	$(57.9)	$(526.1)	$13.2

The accompanying notes are an integral part of these consolidated financial statements.

4   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (dollars in millions)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Minority Interests	Total Equity
December 31, 2011	$2.0	$8,459.3	$532.1	$(92.1)	$(12.8)	$2.5	$8,891.0
Net loss			(517.2)			2.1	(515.1)
Other comprehensive loss, net of tax				(8.9)			(8.9)
Amortization of restricted stock and stock option, and performance shares expense		21.6			(3.7)		17.9
Employee stock purchase plan		0.6					0.6
Distribution of earnings and capital						(0.5)	(0.5)
June 30, 2012	$2.0	$8,481.5	$14.9	$(101.0)	$(16.5)	$4.1	$8,385.0
December 31, 2010	$2.0	$8,434.1	$505.4	$(9.6)	$(8.8)	$(2.3)	$8,920.8
Net income			15.9			3.5	19.4
Other comprehensive income				(2.7)			(2.7)
Amortization of restricted stock and stock option expenses		13.3			(2.7)		10.6
Distribution of earnings and capital						0.2	0.2
June 30, 2011	$2.0	$8,447.4	$521.3	$(12.3)	$(11.5)	$1.4	$8,948.3

The accompanying notes are an integral part of these consolidated financial statements.

Item 1:  Consolidated Financial Statements  5

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (dollars in millions)

	Six Months Ended June 30,
	2012	2011
Cash Flows From Operations
Net income (loss)	$(517.2)	$15.9
Adjustments to reconcile net income (loss) to net cash flows from operations:
Provision for credit losses	51.5	206.5
Net depreciation, amortization and (accretion)	1,104.5	329.2
Net gains on equipment, receivable and investment sales	(228.0)	(252.6)
Loss on debt extinguishments	10.5	–
Provision for deferred income taxes	6.7	12.6
(Increase) decrease in finance receivables held for sale	(36.9)	7.2
Decrease in other assets	77.0	65.1
Decrease in accrued liabilities and payables	(156.7)	(128.1)
Net cash flows provided by operations	311.4	255.8
Cash Flows From Investing Activities
Loans extended and purchased	(9,460.3)	(10,611.8)
Principal collections of loans	8,150.1	11,713.6
Purchases of investment securities	(8,286.6)	(12,633.4)
Proceeds from maturities of investment securities	8,376.2	9,956.2
Proceeds from asset and receivable sales	2,978.1	1,681.4
Purchases of assets to be leased and other equipment	(807.4)	(546.5)
Net increase in short-term factoring receivables	(2.9)	(26.4)
Change in restricted cash	(123.9)	128.0
Net cash flows provided by (used in) investing activities	823.3	(338.9)
Cash Flows From Financing Activities
Proceeds from the issuance of term debt	8,730.3	2,692.8
Repayments of term debt	(12,383.2)	(6,285.2)
Net increase (decrease) in deposits	977.6	(94.0)
Collection of security deposits and maintenance funds	257.2	264.4
Repayment of security deposits and maintenance funds	(182.9)	(209.7)
Net cash flows used in financing activities	(2,601.0)	(3,631.7)
Decrease in cash and cash equivalents	(1,466.3)	(3,714.8)
Unrestricted cash and cash equivalents, beginning of period	6,565.7	8,650.4
Unrestricted cash and cash equivalents, end of period	$5,099.4	$4,935.6
Supplementary Cash Flow Disclosure
Interest paid	$667.6	$1,077.6
Federal, foreign, state and local income taxes (collected), net	$14.1	$51.1
Supplementary Non Cash Flow Disclosure
Transfer of assets from held for investment to held for sale	$1,189.3	$1,580.0
Transfer of assets from held for sale to held for investment	$25.3	$54.6

The accompanying notes are an integral part of these consolidated financial statements.

6   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CIT Group Inc. has provided financial solutions to its clients since its formation in 1908. We provide financing and leasing capital principally for small businesses and middle market companies in a wide variety of industries and offer vendor, equipment, commercial and structured financing products, as well as factoring and management advisory services. CIT became a bank holding company (“BHC”) in 2008 and is the parent of CIT Bank, a state-chartered bank in Utah. We operate primarily in North America, with locations in Europe, South America and Asia.

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

The consolidated financial statements include the effects of adopting Fresh Start Accounting (“FSA”) upon emergence from bankruptcy on December 10, 2009, based on a convenience date of December 31, 2009 (the “Convenience Date”), as required by GAAP. Accretion and amortization of certain FSA adjustments are included in the Statements of Operations and Cash Flows. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (“Form 10-K”), “Note 1 — Business and Summary of Significant Accounting Policies” and “Note 26 — Fresh Start Accounting”, for additional FSA and reorganization information.

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

NEW ACCOUNTING PRONOUNCEMENTS

Fair Value Measurement

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. The disclosure requirements also have been enhanced. The most significant change requires entities, for their recurring Level 3 fair value measurements, to disclose quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements. New disclosures are required about the use of a nonfinancial asset measured or disclosed at fair value if its use differs from its highest and best use. In addition, entities must report the level in the fair value hierarchy of assets and liabilities not recorded at fair value but where fair value is disclosed. The amendment became effective for fiscal years beginning after December 15, 2011, with early adoption prohibited. The adoption of the guidance during the quarter ended March 31, 2012, did not affect the Company’s financial condition and resulted in additional fair value measurement disclosures.

Comprehensive Income

In June 2011, the FASB issued ASU No. 2011-05 to amend the guidance on the presentation of comprehensive income in FASB ASC Topic 220, Comprehensive Income that requires companies to present a single statement of comprehensive income or two consecutive statements. The guidance makes the financial statement presentation of other comprehensive income more prominent by eliminating the alternative to present comprehensive income within the statement of equity. The ASU became effective for annual and interim periods beginning after December 15, 2011. The adoption of the guidance during the quarter ended March 31, 2012 did not affect the Company’s financial condition but added the Consolidated Statements of Comprehensive Income (Loss).

On December 23, 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The ASU defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement, while still requiring companies to adopt the other requirements contained in ASU No. 2011-05, as noted above.

Item 1:  Consolidated Financial Statements  7

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet Offsetting Disclosure Requirements

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities which creates new disclosure requirements about the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The new disclosures will enable financial statement users to compare balance sheets prepared under U.S. GAAP and International Financial Reporting Standards (“IFRS”), which are subject to different offsetting models. The disclosures will be limited to financial instruments and derivatives subject to enforceable master netting arrangements or similar agreements and excludes loans unless they are netted in the statement of financial condition. The amendments will affect all entities that have financial instruments and derivatives that are either offset in the balance sheet or subject to an enforceable master netting arrangement or similar agreement regardless of whether they are offset in the balance sheet. The ASU will require entities to disclose, separately for financial assets and liabilities, including derivatives, the gross amounts of recognized financial assets and liabilities; the amounts offset under current U.S. GAAP; the net amounts presented in the balance sheet; the amounts subject to an enforceable master netting arrangement or similar agreement that were not included in the offset amount above, and the reconciling amount.

The disclosure requirements are effective for annual and interim reporting periods beginning on or after January 1, 2013, with retrospective application required. The Company is evaluating the impact of this amendment.

Indefinite-Lived Intangible Assets Impairment Test

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment which amends the guidance in ASC Topic 350 on testing indefinite-lived intangible assets other than goodwill for impairment. Under ASC 350-30, entities must test indefinite-lived intangible assets for impairment at least annually by calculating and comparing an asset’s fair value with its carrying amount. An impairment loss would be recorded for an amount equal to the excess of the asset’s carrying amount over its fair value. ASU No. 2012-02 provides the option of performing a qualitative assessment before calculating the fair value of the asset, when testing an indefinite-lived intangible asset for impairment. If an entity determines, on the basis of qualitative factors, that the fair value of an indefinite-lived intangible asset is not more likely than not impaired, they would not need to calculate the fair value of the asset. The ASU does not revise the requirement to test indefinite-lived intangible assets annually for impairment. In addition, the ASU does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods.

The guidance will be effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company is currently evaluating the potential impact of adopting the ASU.

NOTE 2 — LOANS

Finance receivables consist of the following:

Finance Receivables by Product (dollars in millions)

	June 30, 2012	December 31, 2011
Loans	$15,400.2	$15,663.6
Direct financing leases and leveraged leases	4,700.3	4,221.9
Finance receivables	20,100.5	19,885.5
Finance receivables held for sale	880.7	2,088.0
Finance receivables and held for sale receivables(1)	$20,981.2	$21,973.5

(1)	Assets held for sale in the balance sheet includes finance receivables and operating lease equipment. As discussed in subsequent tables, since the Company manages the credit risk and collections of finance receivables held for sale consistently with its finance receivables held for investment, the applicable amount is presented.

The following table presents finance receivables by segment, based on obligor location:

Finance Receivables (dollars in millions)

	June 30, 2012			December 31, 2011
	Domestic	Foreign	Total	Domestic	Foreign	Total
Corporate Finance	$6,473.8	$1,075.9	$7,549.7	$5,870.0	$992.7	$6,862.7
Transportation Finance	1,287.9	468.9	1,756.8	1,063.2	423.8	1,487.0
Trade Finance	2,274.6	96.7	2,371.3	2,299.1	132.3	2,431.4
Vendor Finance	2,386.1	2,138.4	4,524.5	2,365.5	2,056.2	4,421.7
Consumer	3,888.2	10.0	3,898.2	4,670.9	11.8	4,682.7
Total	$16,310.6	$3,789.9	$20,100.5	$16,268.7	$3,616.8	$19,885.5

8   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents selected components of the net investment in finance receivables.

Components of Net Investment in Finance Receivables (dollars in millions)

	June 30, 2012	December 31, 2011
Unearned income	$(993.1)	$(1,057.5)
Unamortized premiums and discounts	(45.5)	(42.3)
Net unamortized deferred fees and costs	54.1	39.8

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

The definitions of these ratings are as follows:

■	Pass – finance receivables in this category do not meet the criteria for classification in one of the categories below.

■	Special mention – a special mention asset exhibits potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects.

■	Classified – a classified asset ranges from: 1) assets that are inadequately protected by the current sound worth and paying capacity of the borrower, and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected to 2) assets with weaknesses that make collection or liquidation in full unlikely on the basis of current facts, conditions, and values. Assets in this classification can be accruing or on non-accrual depending on the evaluation of these factors.

Finance Receivables(1) — By Classification (dollars in millions)

Grade:	Corporate Finance – Other	Corporate Finance – SBL	Transportation Finance	Trade Finance	Vendor Finance U.S.	Vendor Finance International	Commercial	Consumer	Totals
June 30, 2012
Pass	$5,191.7	$151.2	$1,387.3	$1,940.9	$1,971.7	$2,071.8	$12,714.6	$3,981.6	$16,696.2
Special mention	966.2	395.1	166.5	286.1	209.3	181.4	2,204.6	228.7	2,433.3
Classified – accruing	516.9	116.5	185.7	96.5	153.4	81.1	1,150.1	246.7	1,396.8
Classified – non accrual	233.2	82.7	17.3	47.8	48.7	24.8	454.5	0.4	454.9
Total	$6,908.0	$745.5	$1,756.8	$2,371.3	$2,383.1	$2,359.1	$16,523.8	$4,457.4	$20,981.2
December 31, 2011
Pass	$4,255.6	$279.9	$1,089.3	$2,019.1	$2,017.8	$2,058.8	$11,720.5	$5,580.1	$17,300.6
Special mention	930.9	236.9	136.7	263.8	156.1	123.0	1,847.4	367.5	2,214.9
Classified – accruing	735.6	135.0	216.0	73.2	131.9	67.3	1,359.0	397.0	1,756.0
Classified – non accrual	356.4	141.5	45.0	75.3	55.3	27.6	701.1	0.9	702.0
Total	$6,278.5	$793.3	$1,487.0	$2,431.4	$2,361.1	$2,276.7	$15,628.0	$6,345.5	$21,973.5

(1)	Balances include $880.7 million and $2,088.0 million of loans in Assets Held for Sale at June 30, 2012 and December 31, 2011, respectively, which are measured at the lower of cost or fair value. ASC 310-10-50 does not require inclusion of these finance receivables in the disclosures above. However, until they are disposed of, the Company manages the credit risk and collections of finance receivables held for sale consistently with its finance receivables held for investment, so that Company data are tracked and used for management purposes on an aggregated basis, as presented above. Other than finance receivables, the total for Assets Held for Sale on the balance sheet also include operating lease equipment held for sale, which are not included in the above table.

Item 1:  Consolidated Financial Statements  9

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Past Due and Non-accrual Loans

The table that follows presents portfolio delinquency status, regardless of accrual/non-accrual classification:

Finance Receivables(1) — Delinquency Status (dollars in millions)

	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Finance Receivables(1)
June 30, 2012
Commercial
Corporate Finance – Other	$5.9	$20.0	$36.2	$62.1	$6,845.9	$6,908.0
Corporate Finance – SBL	2.7	4.6	18.5	25.8	719.7	745.5
Transportation Finance	1.4	0.8	1.5	3.7	1,753.1	1,756.8
Trade Finance	61.4	1.5	1.5	64.4	2,306.9	2,371.3
Vendor Finance – U.S.	41.3	11.7	12.3	65.3	2,317.8	2,383.1
Vendor Finance – International	15.4	5.9	6.3	27.6	2,331.5	2,359.1
Total Commercial	128.1	44.5	76.3	248.9	16,274.9	16,523.8
Consumer	152.0	79.3	250.0	481.3	3,976.1	4,457.4
Total	$280.1	$123.8	$326.3	$730.2	$20,251.0	$20,981.2
December 31, 2011
Commercial
Corporate Finance – Other	$5.9	$2.5	$35.6	$44.0	$6,234.5	$6,278.5
Corporate Finance – SBL	7.7	7.2	27.7	42.6	750.7	793.3
Transportation Finance	1.8	3.4	0.7	5.9	1,481.1	1,487.0
Trade Finance	60.8	2.3	1.2	64.3	2,367.1	2,431.4
Vendor Finance – U.S.	47.7	18.9	15.7	82.3	2,278.8	2,361.1
Vendor Finance – International	15.7	6.0	5.6	27.3	2,249.4	2,276.7
Total Commercial	139.6	40.3	86.5	266.4	15,361.6	15,628.0
Consumer	246.0	123.0	395.1	764.1	5,581.4	6,345.5
Total	$385.6	$163.3	$481.6	$1,030.5	$20,943.0	$21,973.5

(1)	Balances include $880.7 million and $2,088.0 million of loans in Assets Held for Sale at June 30, 2012 and December 31, 2011, respectively. Other than finance receivables, Assets Held for Sale on the balance sheet also include operating lease equipment held for sale, which are not included in the above table.

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

Finance Receivables on Non-accrual Status (dollars in millions)

	June 30, 2012			December 31, 2011
	Held for Investment	Held for Sale	Total	Held for Investment	Held for Sale	Total
Commercial
Corporate Finance – Other	$232.9	$0.3	$233.2	$225.7	$130.7	$356.4
Corporate Finance – SBL	76.6	6.1	82.7	132.0	9.5	141.5
Transportation Finance	17.3	–	17.3	45.0	–	45.0
Trade Finance	47.8	–	47.8	75.3	–	75.3
Vendor Finance – U.S.	48.7	–	48.7	55.3	–	55.3
Vendor Finance – International	23.4	1.4	24.8	25.6	2.0	27.6
Consumer	–	0.4	0.4	0.2	0.7	0.9
Total non-accrual loans	$446.7	$8.2	$454.9	$559.1	$142.9	$702.0
Repossessed assets			17.3			9.7
Total non-performing assets			$472.2			$711.7
Accruing loans past due 90 days or more
Government guaranteed			$251.1			$390.3
Other			2.0			2.2
Total			$253.1			$392.5

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

Item 1:  Consolidated Financial Statements  11

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired Loans (dollars in millions)

				Six Months Ended June 30,
	June 30, 2012			2012	2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Average Recorded Investment
With no related allowance recorded:
Commercial
Corporate Finance – Other	$245.3	$290.0	$–	$203.8	$183.9
Corporate Finance – SBL	40.2	77.9	–	42.1	42.1
Transportation Finance	2.6	3.2	–	5.1	9.1
Trade Finance	32.2	36.3	–	43.3	89.8
Vendor Finance – U.S.	7.6	22.2	–	9.3	20.0
Vendor Finance – International	9.2	20.8	–	9.1	15.3
With an allowance recorded:
Commercial
Corporate Finance – Other	118.5	130.7	43.1	110.0	122.7
Corporate Finance – SBL	4.8	5.3	1.0	16.1	49.2
Transportation Finance	14.6	29.5	3.3	24.5	52.9
Trade Finance	15.5	15.5	4.4	12.3	22.0
Total Commercial Impaired Loans(1)	490.5	631.4	51.8	475.6	607.0
Total Loans Impaired at Convenience date(2)	154.9	454.9	2.1	172.0	555.4
Total	$645.4	$1,086.3	$53.9	$647.6	$1,162.4

				Year ended
	December 31, 2011			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Commercial
Corporate Finance – Other	$197.0	$298.7	$–	$160.6
Corporate Finance – SBL	38.3	70.7	–	41.3
Transportation Finance	–	–	–	6.6
Trade Finance	60.1	72.2	–	73.7
Vendor Finance – U.S.	10.5	24.6	–	16.9
Vendor Finance – International	8.0	20.7	–	11.6
With an allowance recorded:
Commercial
Corporate Finance – Other	101.0	112.0	31.7	109.5
Corporate Finance – SBL	31.9	34.7	7.4	43.9
Transportation Finance	45.6	58.1	9.0	50.7
Trade Finance	15.1	18.0	5.3	25.9
Total Commercial Impaired Loans	507.5	709.7	53.4	540.7
Total Loans Impaired at Convenience date(2)	186.7	605.4	5.4	418.3
Total	$694.2	$1,315.1	$58.8	$959.0

(1)	Interest income recorded while the loans were impaired was not material for the quarters ended June 30, 2012 and 2011.

(2)	Details of finance receivables that were identified as impaired at the convenience date are presented under Loans and Debt Securities Acquired with Deteriorated Credit Quality.

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

Loans Acquired with Deteriorated Credit Quality (dollars in millions)

	June 30, 2012(1)			December 31, 2011(1)
	Carrying Amount	Outstanding balance(2)	Allowance	Carrying Amount	Outstanding balance(2)	Allowance
Commercial	$153.6	$450.3	$2.1	$185.6	$599.0	$5.4
Consumer	1.3	4.6	–	1.1	6.4	–
Totals loans	$154.9	$454.9	$2.1	$186.7	$605.4	$5.4

(1)	The table excludes amounts in Assets Held for Sale with carrying amounts of $2 million and $117 million at June 30, 2012 and December 31, 2011, and outstanding balances of $15 million and $286 million at June 30, 2012 and December 31, 2011.

(2)	Represents the sum of contractual principal, interest and fees earned at the reporting date, calculated as pre-FSA net investment plus inception to date charge-offs.

	Quarter Ended June 30, 2012		Quarter Ended June 30, 2011
	Provision for Credit Losses	Net Charge-offs	Provision for Credit Losses	Net Charge-offs (Recoveries)
Commercial	$(1.2)	$1.2	$(8.4)	$1.8
Consumer	0.2	0.2	(0.1)	(0.1)
Totals	$(1.0)	$1.4	$(8.5)	$1.7

Item 1:  Consolidated Financial Statements  13

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	Provision for Credit Losses	Net Charge-offs	Provision for Credit Losses	Net Charge-offs (Recoveries)
Commercial	$(2.6)	$0.7	$54.7	$96.3
Consumer	0.3	0.3	(0.3)	(0.3)
Totals	$(2.3)	$1.0	$54.4	$96.0

The following table presents the changes to the accretable discount related to all loans accounted for under ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality). Amounts include discount relating to non-accrual loans, for which accretion has been suspended.

Accretable discount activity for loans accounted for under ASC 310-30 at Emergence Date (dollars in millions):

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Accretable discount, beginning of period	$28.2	$167.5	$80.0	$207.2
Accretion	(2.0)	(13.2)	(4.8)	(25.5)
Disposals/transfers(1)	(2.1)	(18.9)	(51.1)	(46.3)
Accretable discount, end of period	$24.1	$135.4	$24.1	$135.4

(1)	Amounts include transfers of non-accretable to accretable discounts, which were not material for the quarters and year-to-date periods ended June 30, 2012 and 2011.

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

If CIT determines the borrower is in financial difficulty, then CIT utilizes the following criteria to determine whether a concession has been granted to the borrower:

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

The recorded investment of TDRs at June 30, 2012 and December 31, 2011 was $340.3 million and $445.2 million, of which 43% and 63%, respectively, were on non-accrual. Corporate Finance receivables accounted for 88% of the total TDRs at June 30, 2012 and December 31, 2011. At June 30, 2012 and December 31, 2011, there were $12.8 million and $27.8 million, respectively, of commitments to lend additional funds to borrowers whose loan terms have been modified in TDRs.

The tables that follow present additional information related to modifications qualifying as TDRs that occurred during the quarters ended June 30, 2012 and 2011.

14   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recorded investment of TDRs that occurred during the periods ended June 30, 2012 and 2011 (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Commercial
Corporate Finance – Other	$–	$28.9	$–	$37.0
Corporate Finance – SBL	1.6	4.6	7.3	10.5
Transportation Finance	–	25.2	–	25.2
Trade Finance	–	–	–	14.4
Vendor Finance – U.S.	0.1	0.1	2.5	1.4
Vendor Finance – International	0.2	1.8	1.3	3.0
Total	$1.9	$60.6	$11.1	$91.5

Recorded investment of TDRs at the time of default that experienced a payment default(1) in the periods presented, and for which the payment default occurred within one year of the modification (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Commercial
Corporate Finance – Other	$11.9	$4.4	$11.9	$4.4
Corporate Finance – SBL	0.5	4.4	4.2	5.0
Transportation Finance	–	–	–	28.8
Vendor Finance – U.S.	0.1	1.1	0.5	1.1
Vendor Finance – International	0.1	–	0.3	–
Total	$12.6	$9.9	$16.9	$39.3

(1)	Payment default in the table above is one missed payment.

The financial impact of the various modification strategies that the Company employs in response to borrower difficulties is described below. While the discussion focuses on current quarter amounts, the overall nature and impact of modification programs were comparable in the current and prior years.

■	The nature of modifications qualifying as TDR’s, based upon investment at June 30, 2012, was payment deferral – 89%, covenant relief and/or other – 7%, interest rate reductions and debt forgiveness – 4%;

■	Payment deferrals, the Company’s most common type of modification program, result in lower net present value of cash flows and increased provision for credit losses to the extent applicable. The financial impact of these modifications is not significant given the reduction to recorded investment balances from FSA discount and the moderate length of deferral periods.

■	Interest rate reductions result in incremental reduction in interest revenue charged to the customer, but are a relatively small part of the Company’s restructuring programs. Additionally, in some instances, modifications improve the Company’s economic return through increased interest rates and fees, but are reported as TDRs due to assessments regarding the borrowers’ ability to independently obtain similar funding in the market and assessments of the relationship between modified rates and terms and comparable market rates and terms. The weighted average change in interest rates for all TDRs occurring during the 2012 second quarter was immaterial;

■	Debt forgiveness, or the reduction in amount owed by borrower, results in incremental provision for credit losses, in the form of higher charge-offs. While these types of modifications have the greatest individual impact on the allowance, the combined financial impact for the quarter ended June 30, 2012 for TDR’s occurring during the quarter and outstanding as of June 30, 2012 approximated $0.9 million, as debt forgiveness is a relatively small component of the Company’s modification programs; and

■	The other elements of the Company’s modification programs do not have a significant impact on financial results given their relative size, or do not have a direct financial impact as in the case of covenant changes.

Item 1:  Consolidated Financial Statements  15

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — ALLOWANCE FOR LOAN LOSSES

The following table presents changes in the allowance for loan losses.

Allowance for Credit Losses and Recorded Investment in Finance Receivables (dollars in millions)

	Quarter Ended June 30, 2012
	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Total Commercial	Consumer	Total
Beginning balance	$270.3	$29.2	$30.0	$90.5	$420.0	$–	$420.0
Provision for credit losses	7.7	0.1	(2.2)	3.1	8.7	0.2	8.9
Other(1)	(0.2)	0.1	3.5	(1.3)	2.1	–	2.1
Gross charge-offs(2)	(7.6)	(0.9)	(1.9)	(17.2)	(27.6)	(0.4)	(28.0)
Recoveries	1.1	–	0.4	9.5	11.0	0.2	11.2
Allowance balance – end of period	$271.3	$28.5	$29.8	$84.6	$414.2	$–	$414.2

	Quarter Ended June 30, 2011
Beginning balance	$254.5	$24.7	$29.6	$93.7	$402.5	$–	$402.5
Provision for credit losses	60.8	4.7	4.0	13.7	83.2	0.9	84.1
Other(1)	(7.4)	(0.3)	(0.4)	0.6	(7.5)	–	(7.5)
Gross charge-offs(2)	(51.5)	–	(4.2)	(31.4)	(87.1)	(1.2)	(88.3)
Recoveries	12.2	–	6.3	14.4	32.9	0.3	33.2
Allowance balance – end of period	$268.6	$29.1	$35.3	$91.0	$424.0	$–	$424.0

	Six Months Ended June 30, 2012
	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Total Commercial	Consumer	Total
Beginning balance	$262.2	$29.3	$29.0	$87.3	$407.8	$–	$407.8
Provision for credit losses	30.4	7.7	1.6	11.3	51.0	0.5	51.5
Other(1)	(8.1)	0.3	1.8	(0.3)	(6.3)	–	(6.3)
Gross charge-offs(2)	(25.6)	(8.8)	(3.4)	(33.4)	(71.2)	(1.0)	(72.2)
Recoveries	12.4	–	0.8	19.7	32.9	0.5	33.4
Allowance balance – end of period	$271.3	$28.5	$29.8	$84.6	$414.2	$–	$414.2
At June 30, 2012
Individually evaluated for impairment	$44.1	$3.3	$4.4	$–	$51.8	$–	$51.8
Collectively evaluated for impairment	225.9	25.2	25.4	83.8	360.3	–	360.3
Loans acquired with deteriorated credit quality(3)	1.3	–	–	0.8	2.1	–	2.1
Allowance balance – end of period	$271.3	$28.5	$29.8	$84.6	$414.2	$–	$414.2
Other reserves(1)	$16.4	$1.0	$4.2	$–	$21.6	$–	$21.6
Finance receivables:
Individually evaluated for impairment	$408.8	$17.2	$47.7	$16.8	$490.5	$–	$490.5
Collectively evaluated for impairment	7,003.1	1,739.6	2,323.6	4,491.9	15,558.2	3,896.9	19,455.1
Loans acquired with deteriorated credit quality(3)	137.8	–	–	15.8	153.6	1.3	154.9
Ending balance	$7,549.7	$1,756.8	$2,371.3	$4,524.5	$16,202.3	$3,898.2	$20,100.5
Percent of loans to total loans	37.6%	8.7%	11.8%	22.5%	80.6%	19.4%	100.0%

16   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2011
	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Total Commercial	Consumer	Total
Beginning balance	$304.0	$23.7	$29.9	$58.6	$416.2	$–	$416.2
Provision for credit losses	125.3	6.5	7.3	65.6	204.7	1.8	206.5
Other(1)	(5.3)	(0.5)	0.4	1.4	(4.0)	–	(4.0)
Gross charge-offs(2)	(175.0)	(0.7)	(10.3)	(59.3)	(245.3)	(2.4)	(247.7)
Recoveries	19.6	0.1	8.0	24.7	52.4	0.6	53.0
Allowance balance – end of period	$268.6	$29.1	$35.3	$91.0	$424.0	$–	$424.0
At June 30, 2011
Individually evaluated for impairment	$46.8	$12.0	$6.2	$–	$65.0	$–	$65.0
Collectively evaluated for impairment	211.2	17.1	29.1	88.3	345.7	–	345.7
Loans acquired with deteriorated credit quality(3)	10.6	–	–	2.7	13.3	–	13.3
Allowance balance – end of period	$268.6	$29.1	$35.3	$91.0	$424.0	$–	$424.0
Other reserves(1)	$10.1	$1.2	$4.0	$–	$15.3	$–	$15.3
Finance receivables:
Individually evaluated for impairment	$270.6	$56.7	$73.3	$30.5	$431.1	$–	$431.1
Collectively evaluated for impairment	6,388.1	1,301.7	2,455.9	4,359.0	14,504.7	7,024.4	21,529.1
Loans acquired with deteriorated credit quality(3)	275.1	–	–	35.3	310.4	1.3	311.7
Ending balance	$6,933.8	$1,358.4	$2,529.2	$4,424.8	$15,246.2	$7,025.7	$22,271.9
Percent of loans to total loans	31.1%	6.1%	11.4%	19.9%	68.5%	31.5%	100.0%

(1)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit and for deferred purchase agreements, all of which is recorded in Other Liabilities. “Other” also includes changes relating to sales and foreign currency translations,

(2)	Gross charge-offs include $3 million that were charged directly to the specific allowance for loan losses for the quarter ended June 30, 2012 of which $2 million related to Corporate Finance and the remainder was from Trade Finance. Amounts for the six month period were $14 million, of which $8 million related to Corporate Finance, $5 million to Transportation Finance and the remainder to Trade Finance. Gross charge-offs include $40 million that were charged directly to the specific allowance for loan losses for the June 30, 2011 quarter, of which $36 million related to Corporate Finance with the remainder primarily related to Trade Finance. Amounts for the six month period were $115 million, of which $106 million related to Corporate Finance and the remainder to Trade Finance.

(3)	Represents loans considered impaired in FSA and are accounted for under the guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality).

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

Investment Securities (dollars in millions)

	June 30, 2012	December 31, 2011
Debt securities available-for-sale	$968.2	$937.2
Equity securities available-for-sale	17.0	16.9
Debt securities held-to-maturity(1)	113.4	211.3
Non-marketable equity securities carried at cost(2)	85.7	85.2
Total investment securities	$1,184.3	$1,250.6

(1)	Recorded at amortized cost less impairment on securities that have credit-related impairment.

(2)	Non-marketable equity securities are carried at cost less impairment and primarily consist of shares issued by customers during loan work out situations or as part of an original loan investment.

Item 1:  Consolidated Financial Statements  17

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt and equity securities are classified based on management’s intention on the date of purchase and assessed at each reporting date. Debt securities classified as held-to-maturity represent securities that the Company has both the ability and intent to hold until maturity, and are carried at amortized cost.

Debt securities and equity securities classified as available-for-sale are carried at fair value with changes in fair value reported in other comprehensive income (“OCI”), net of applicable income taxes.

Non-marketable equity securities are carried at cost and periodically assessed for other-than-temporary impairment (“OTTI”).

The Company conducts and documents periodic reviews of all securities with unrealized losses to evaluate whether the impairment is OTTI. For debt securities classified as held-to-maturity that are considered to have OTTI that the Company does not intend to sell and it is more likely than not that the Company will not be required to sell before recovery, the OTTI impairment is separated into an amount representing the credit loss, which is recognized in the Consolidated Statement of Operations and the amount related to all other factors, which is recognized in OCI. OTTI on debt securities and equity securities classified as available-for-sale and non-marketable securities are recognized in the Consolidated Statement of Operations in the period determined.

The following table presents interest and dividends on investments:

Interest and Dividend Income (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest	$7.0	$7.6	$14.4	$16.0
Dividends	1.0	1.0	1.4	1.0
Total interest and dividends	$8.0	$8.6	$15.8	$17.0

Gross realized investment gains totaled $4.6 million and $11.6 million for the quarters ended June 30, 2012 and 2011, respectively, and exclude losses from other-than-temporary impairments (“OTTI”). Similarly, year to date gross realized investment gains were $23.7 million in 2012 and $34.6 million in the prior year period. OTTI credit-related impairments on equity securities recognized in earnings were not material for the quarter and six months ended June 30, 2012 and totaled $1.3 million and $7.4 million for the prior-year quarter and year to date, respectively. Impairment amounts in accumulated other comprehensive income (“AOCI”) were not material at June 30, 2012 or December 31, 2011.

Securities Available-for-Sale

The following table presents amortized cost and fair value of securities available-for-sale (“AFS”) at June 30, 2012 and December 31, 2011.

Securities Available-for-Sale — Amortized Cost and Fair Value (dollars in millions)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2012
Debt securities AFS
U.S. Treasuries	$949.9	$–	$–	$949.9
Brazilian Government Treasuries	18.3	–	–	18.3
Total debt securities available for sale	968.2	–	–	968.2
Equity securities AFS	15.6	1.4	–	17.0
Total securities AFS	$983.8	$1.4	$–	$985.2

December 31, 2011
Debt securities AFS
U.S. Treasuries	$166.7	$–	$–	$166.7
U.S. Government Agency Obligations	672.7	–	–	672.7
Canadian Government Treasuries	97.8	–	–	97.8
Total debt securities available for sale	937.2	–	–	937.2
Equity securities AFS	15.5	1.4	–	16.9
Total securities AFS	$952.7	$1.4	$–	$954.1

18   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Securities Held-to-Maturity

The carrying value and fair value of securities held-to-maturity (“HTM”) at June 30, 2012 and December 31, 2011 were as follows:

Securities Held-to-Maturity — Carrying Value and Fair Value (dollars in millions)

	Carrying Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2012
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$56.0	$3.2	$–	$59.2
State and municipal	0.3	–	–	0.3
Foreign government	7.9	–	–	7.9
Corporate – Foreign	49.2	–	–	49.2
Total debt securities held-to-maturity	$113.4	$3.2	$–	$116.6
December 31, 2011
U.S. Treasury and federal agency securities
U.S. Government Agency Obligations	$92.5	$–	$(1.1)	$91.4
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	49.8	3.2	–	53.0
State and municipal	0.4	–	–	0.4
Foreign government	19.6	–	–	19.6
Corporate – Foreign	49.0	–	–	49.0
Total debt securities held-to-maturity	$211.3	$3.2	$(1.1)	$213.4

Item 1:  Consolidated Financial Statements  19

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amortized cost and fair value of debt securities HTM by contractual maturity dates:

Securities Held-to-Maturity — Amortized Cost and Fair Value Maturities (dollars in millions)

	June 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities(1)
Due after 10 years(2)	$56.0	$59.2	$49.8	$53.0
Total	56.0	59.2	49.8	53.0
U.S. Treasury and federal agencies
Due within 1 year	–	–	92.5	91.4
Total	–	–	92.5	91.4
State and municipal
Due after 1 but within 5 years	0.2	0.2	0.3	0.3
Due after 5 but within 10 years	0.1	0.1	0.1	0.1
Total	0.3	0.3	0.4	0.4
Foreign government
Due within 1 year	2.4	2.4	16.8	16.8
Due after 1 but within 5 years	5.5	5.5	2.8	2.8
Total	7.9	7.9	19.6	19.6
Corporate – Foreign
Due after 5 but within 10 years	49.2	49.2	49.0	49.0
Total	49.2	49.2	49.0	49.0
Total debt securities HTM	$113.4	$116.6	$211.3	$213.4

(1)	Includes mortgage-backed securities of U.S. federal agencies.

(2)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

20   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — LONG-TERM BORROWINGS

The following table presents outstanding long-term borrowings, net of FSA. The fair value adjustment is amortized as a cost adjustment over the remaining term of the respective debt and is reflected in Interest Expense.

Long-term Borrowings (dollars in millions)

	June 30, 2012			December 31, 2011
	CIT Group Inc.	Subsidiaries	Total	Total
Unsecured(1)
Revolving credit facility	$500.0	$–	$500.0	$–
Series C Notes – 7% (exchanged)	4,095.2	–	4,095.2	–
Series C Notes (other)	5,250.0	–	5,250.0	–
Senior unsecured	3,500.0	–	3,500.0	–
Other debt	83.4	1.9	85.3	–
Total Unsecured Debt	13,428.6	1.9	13,430.5	–
Secured
Secured borrowings	–	10,103.8	10,103.8	10,408.0
Revolving credit facility	–	–	–	–
Series A Notes – 7%	–	–	–	5,834.8
Series C Notes – 7% (exchanged)	–	–	–	7,959.2
Series C Notes (other)	–	–	–	2,000.0
Other debt	–	–	–	86.1
Total Secured Debt	–	10,103.8	10,103.8	26,288.1
Total Long-term Borrowings	$13,428.6	$10,105.7	$23,534.3	$26,288.1

(1)	The previously secured Revolving Credit Facility, Series C Notes and Other Debt became unsecured upon full redemption of Series A Notes on March 9, 2012.

Unsecured

Revolving Credit Facility

On August 25, 2011, CIT and certain of its subsidiaries entered into a Revolving Credit and Guaranty Agreement, among CIT Group Inc., certain subsidiaries of CIT Group Inc., as guarantors, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent, collateral agent and letter of credit issuer (the “Revolving Credit Facility”). The total commitment amount under the Revolving Credit Facility is $2 billion consisting of a $1.65 billion revolving loan tranche and a $350 million revolving loan tranche that can also be utilized for issuance of letters of credit. The Revolving Credit Facility matures on August 14, 2015 and will accrue interest at a per annum rate of LIBOR plus a margin of 2.00% to 2.75% (with no floor) or Base Rate plus a margin of 1.00% to 1.75% (with no floor). The applicable margin will be determined by reference to the long-term senior unsecured, non-credit enhanced debt rating of the Company by S&P and Moody’s effective at relevant times during the life of the Revolving Credit Facility. Due to the Company’s credit rating upgrades in 2012, the applicable margin for LIBOR loans is now 2.50% and the applicable margin for Base Rate loans is now 1.50% at June 30, 2012.

The Revolving Credit Facility may be prepaid and re-borrowed from time to time at the option of CIT. The amount available to draw upon at June 30, 2012 was approximately $1.4 billion. The unutilized portion of any commitment under the Revolving Credit Facility may be reduced permanently or terminated by CIT at any time without penalty.

Once the Company redeemed all the remaining Series A Second-Priority Secured Notes (“Series A Notes”) during the 2012 first quarter, all the collateral and subsidiary guarantees under the Revolving Credit Facility were released, except for subsidiary guarantees from eight of the Company’s domestic operating subsidiaries (“Continuing Guarantors”). Once the Revolving Credit Facility became unsecured, the collateral coverage covenant was replaced by an asset coverage covenant (based on the book value of eligible assets of the Continuing Guarantors) of 2.0x the sum of: (i) the committed facility size and (ii) all outstanding indebtedness (including, without duplication, guarantees of such indebtedness) for borrowed money (excluding subordinated intercompany indebtedness) of the Continuing Guarantors, tested monthly and upon certain dispositions or encumbrances of eligible assets of the Continuing Guarantors.

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

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series C Notes

Series C Notes 4.75% & 5.50% – In February 2012, the Company issued at par $3.25 billion aggregate principal amount of Series C Notes, consisting of $1.5 billion principal amount of three-year 4.75% fixed rate notes due 2015 (the “2015 Notes”) and $1.75 billion principal amount of seven-year 5.50% fixed rate notes due 2019 (the “2019 Notes,” together with the 2015 Notes, the “Notes”). The proceeds of the transaction were used, in conjunction with available cash, to redeem the remaining Series A Notes in March 2012.

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

During the second quarter of 2012, CIT redeemed at par approximately $2.5 billion of 7% Series C Notes maturing in 2017 and $1.6 billion maturing in 2015. During May and June 2012, CIT repurchased $140 million in aggregate of 7% Series C Notes maturing in 2016 and 2017 at a slight discount. These redemptions and repurchases resulted in the acceleration of $265 million of FSA discount accretion that was recorded as additional interest expense and a loss on debt extinguishment of $21 million.

Once the Company’s remaining Series A Notes were redeemed during the 2012 first quarter, all the collateral and subsidiary guarantees under the Series C Notes were released and the notes became senior unsecured obligations.

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

See Note 15 – Subsequent Events regarding details on 2012 third quarter Series C Notes redemptions.

Senior Unsecured

In March 2012, CIT filed a “shelf” registration statement and issued at par $1.5 billion of senior unsecured notes that mature in 2018 and bear interest at a rate of 5.25%. These senior unsecured notes rank equal in right of payment with the Series C Notes and the Revolving Credit Facility. The proceeds of the transaction were used in conjunction with available cash, to redeem $1.6 billion of 7% Series C Notes in April 2012.

On May 4, 2012, CIT issued at par $1.25 billion of senior unsecured notes that mature in 2017 and bear interest at a rate of 5.00% and $750 million of senior unsecured notes that mature in 2020 and bear interest at a rate of 5.375%. These senior unsecured notes rank equal in right of payment with the Series C Notes and the Revolving Credit Facility. The proceeds of the transaction were used in conjunction with available cash, to redeem $2.0 billion of 7% Series C Notes in June 2012.

See Note 15 – Subsequent Events regarding details on 2012 third quarter Senior Unsecured issuance.

Secured

Series A Notes

On December 10, 2009, pursuant to the Plan of Reorganization the Company issued $21.04 billion principal amount of its 7.0% Series A Second-Priority Secured Notes with maturities each year from 2013 to 2017 (the “Series A Notes”).

During the first quarter 2012, CIT redeemed the remaining $6.5 billion of Series A Notes, which resulted in the acceleration of $597 million of FSA discount accretion that was recorded as additional interest expense and a loss on debt extinguishments of $23 million reflecting a portion of the underwriting fees on the issuance of $3.25 billion of Series C Notes in February 2012. The elimination of our remaining Series A Notes resulted in all of CIT’s Series C Notes and the Revolving Credit Facility becoming unsecured.

Secured Borrowings

Set forth below are borrowings and pledged assets primarily owned by consolidated variable interest entities. Creditors of these entities received ownership and/or security interests in the assets. These entities are intended to be bankruptcy remote so that such assets are not available to creditors of CIT or any affiliates of CIT until and unless the related secured borrowings have been fully discharged. These transactions do not meet accounting requirements for sales treatment and are recorded as secured borrowings. Except as otherwise noted, pledged assets listed in the following table as of December 31, 2011 were not included in the collateral available to lenders under the Revolving Credit Facility or the Series A or C Notes described above. As of June 30, 2012, the Revolving Credit Facility and Series C Notes were unsecured and all the Series A Notes had been paid off in full.

22   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Secured Borrowings and Pledged Assets Summary (dollars in millions)

	June 30, 2012		December 31, 2011(5)
	Secured Borrowing	Assets Pledged	Secured Borrowing	Assets Pledged
Education trusts and conduits (student loans)	$3,294.1	$3,392.0	$3,445.9	$3,772.4
GSI Facilities borrowings(1)	1,125.3	1,741.9	1,257.7	2,174.8
Trade Finance	379.9	1,605.5	483.1	1,405.6
Corporate Finance (SBL)	260.7	306.5	250.4	300.2
Other equipment secured facilities(2)	1,904.0	2,148.1	1,772.2	2,204.6
Subtotal – Loans	6,964.0	9,194.0	7,209.3	9,857.6
Transportation Finance – Aircraft(3)	1,724.3	2,368.3	1,728.9	2,264.8
Transportation Finance – Rail	142.4	147.6	144.5	148.4
GSI Facilities borrowings (Aircraft and Rail)(1)	1,153.4	2,109.3	1,151.4	2,084.0
Other structures	70.5	100.8	74.2	102.1
Subtotal – Equipment under operating leases	3,090.6	4,726.0	3,099.0	4,599.3
FHLB borrowings (Consumer)(4)	–	–	50.7	92.5
CIT Group Holdings	49.2	49.2	49.0	49.0
Total	$10,103.8	$13,969.2	$10,408.0	$14,598.4

(1)	At June 30, 2012 GSI Facilities borrowings were secured by $1.16 billion of student loans, $463.0 million of corporate loans, $115.6 million of small business lending loans, of which $570.9 million were classified as Assets Held for Sale, and $1.2 billion and $913.7 million of aircraft and railcar assets, respectively, on operating leases. The GSI Facilities are described in Note 6 – Derivative Financial Instruments.

(2)	Includes facilities secured by equipment primarily in Vendor Finance and Corporate Finance and the associated secured debt.

(3)	Secured financing facilities for the purchase of aircraft.

(4)	Collateralized with Government Debentures and Certificates of Deposit.

(5)	Pledged Assets as of December 31, 2011 has been conformed to current presentation, which includes restricted cash and investments.

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

Investors typically have recourse to the assets in the VIEs and may benefit from other credit enhancements, such as: (1) a reserve or cash collateral account which requires the Company to deposit cash in an account, which will first be used to cover any defaulted obligor payments, (2) over-collateralization in the form of excess assets in the VIE, or (3) subordination, whereby the Company retains a subordinate position in the secured borrowing which would absorb losses due to defaulted obligor payments before the senior certificate holders. The VIE may also enter into derivative contracts in order to convert yield or currency of the underlying assets to match the needs of the VIE investors or to limit or change the risk of the VIE.

With respect to events or circumstances that could expose CIT to a loss, as these are accounted for as on balance sheet secured financings, the Company records an allowance for loan losses for the credit risks associated with the underlying leases and loans. As these are secured borrowings, CIT has an obligation to pay the debt in accordance with the terms of the underlying agreements.

Generally, third-party investors in the obligations of the consolidated VIE’s have legal recourse only to the assets of the VIEs and do not have recourse to the Company beyond certain specific provisions that are customary for secured financing transactions, such as restricted cash and asset repurchase obligations for breaches of representations and warranties. In addition, the assets are generally restricted only to pay such liabilities.

NOTE 6 — DERIVATIVE FINANCIAL INSTRUMENTS

As part of managing economic risk and exposure to interest rate, foreign currency and, in limited instances, credit risk, CIT enters into derivative transactions in over-the-counter markets with other financial institutions. CIT does not enter into derivative financial instruments for speculative purposes. Derivative instruments are generally collateralized

Item 1:  Consolidated Financial Statements  23

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

with cash or highly liquid securities, such as U.S. treasury and government agency securities.

The Company continuously assesses its hedge requirements and establishes counterparty relationships to facilitate hedging. The Company’s current hedging strategies relate primarily to currency risk management of foreign operations. The Company utilizes cross-currency swaps and foreign currency forward contracts to effectively convert U.S. dollar denominated debt to a foreign currency. These transactions are classified as either foreign currency net investment hedges, or foreign currency cash flow hedges, with resulting gains and losses reflected in AOCI, a separate component of equity. For hedges of foreign currency net investment positions, the “forward” method is applied whereby effectiveness is assessed and measured based on the amounts and currencies of the individual hedged net investments versus the notional amounts and underlying currencies of the derivative contract. For those hedging relationships where the critical terms of the entire debt instrument and the derivative are identical and the credit-worthiness of the counterparty to the hedging instrument remains sound, there is an expectation of no hedge ineffectiveness so long as those conditions continue to be met. The net interest differential is recognized on an accrual basis as an adjustment to other income or as interest expense to correspond with the hedged position.

See Note 1 — “Business and Summary of Significant Accounting Policies” in our December 31, 2011 Form 10-K for further description of the Company’s derivative transaction policies.

The following table presents fair values and notional values of derivative financial instruments:

Fair and Notional Values of Derivative Financial Instruments (dollars in millions)

	June 30, 2012			December 31, 2011
Qualifying Hedges	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Cross currency swaps	$408.6	$0.3	$(5.4)	$406.2	$1.0	$(3.3)
Foreign currency forward exchange – cash flow hedges	62.2	3.2	(0.5)	146.7	6.9	(0.2)
Foreign currency forward exchange – net investment hedges	1,305.6	15.1	(12.5)	1,387.0	31.0	(11.4)
Total Qualifying Hedges	$1,776.4	$18.6	$(18.4)	$1,939.9	$38.9	$(14.9)
Non-Qualifying Hedges(1)
Cross currency swaps	$586.0	$7.7	$(0.4)	$668.5	$6.1	$(4.5)
Interest rate swaps	789.0	0.6	(48.4)	848.4	0.9	(50.7)
Written options	159.6	–	(0.1)	114.1	–	(0.1)
Purchased options	391.5	0.5	–	913.3	1.1	–
Foreign currency forward exchange contracts	1,890.8	27.0	(11.8)	2,662.9	34.4	(19.6)
TRS(2)	120.0	–	–	70.1	–	–
Equity Warrants	1.0	0.5	–	1.0	0.4	–
Total Non-qualifying Hedges	$3,937.9	$36.3	$(60.7)	$5,278.3	$42.9	$(74.9)

(1)	At June 30, 2012 and December 31, 2011, credit valuation adjustments of $5.9 million and $8.6 million, respectively, relating to non-qualifying interest rate swaps and options were included in other liabilities.

(2)	Two financing facilities with Goldman Sachs International (GSI) are structured as total return swaps (TRS), under which amounts available for advances are accounted for as derivatives. Pursuant to applicable accounting guidance, only the unutilized portion of the TRS is accounted for as a derivative and recorded at its estimated fair value.

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

The aggregate “notional amounts” of the total return swaps of $120 million at June 30, 2012 and $70.1 million at December 31, 2011 represent the aggregate unused portions under the CFL and BV facilities and constitute derivative financial instruments. These notional amounts are calculated as the maximum aggregate facility commitment amounts, currently $2,125.0 million, less the aggregate actual adjusted qualifying borrowing base outstanding of $2,005 million at June 30, 2012 and $2,055 million at December 31, 2011 under the CFL and BV Facilities. The notional amounts of the derivatives will increase as the adjusted qualifying borrowing base decreases due to repayment of the underlying asset-backed securities (ABS) to investors. If CIT funds additional ABS under the CFL or BV Facilities, the aggregate adjusted qualifying borrowing base of the total return swaps will increase and the notional amount of the derivatives will decrease accordingly.

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

24   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the impact of derivatives on the statements of operations:

Derivative Instrument Gains and Losses (dollars in millions)

		Quarters Ended June 30,		Six Months Ended June 30,
Derivative Instruments	Gain / (Loss) Recognized	2012	2011	2012	2011
Non Qualifying Hedges
Cross currency swaps	Other income	$15.8	$(4.0)	$4.5	$(45.0)
Interest rate swaps	Other income	(0.4)	(11.1)	2.0	(5.2)
Foreign currency forward exchange contracts	Other income	10.6	(15.4)	(5.4)	(68.8)
Equity warrants	Other income	0.2	(1.5)	0.1	(0.1)
Total derivatives – income statement impact		$26.2	$(32.0)	$1.2	$(119.1)

The following table presents the changes in AOCI relating to derivatives:

Changes in AOCI Relating to Derivatives (dollars in millions)

Contract Type	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Quarter ended June 30, 2012
Cross currency swaps – net investment hedges	$0.1	$0.1
FX forward exchange – cash flow hedges	0.2	0.2
FX forward exchange – net investment hedges	(6.2)	(6.2)
Total	$(5.9)	$(5.9)
Quarter ended June 30, 2011
Cross currency swaps – net investment hedges	$(2.6)	$(2.6)
FX forward exchange – cash flow hedges	(0.7)	(0.7)
FX forward exchange – net investment hedges	(14.0)	(14.0)
Total	$(17.3)	$(17.3)
Six Months Ended June 30, 2012
Cross currency swaps – net investment hedges	$(0.4)	$(0.4)
FX forward exchange – cash flow hedges	0.7	0.7
FX forward exchange – net investment hedges	(10.8)	(10.8)
Total	$(10.5)	$(10.5)
Six Months Ended June 30, 2011
Cross currency swaps – net investment hedges	$(1.1)	$(1.1)
FX forward exchange – cash flow hedges	0.7	0.7
FX forward exchange – net investment hedges	(11.8)	(11.8)
Total	$(12.2)	$(12.2)

There was no effective portion of derivatives reclassified from AOCI to income or any hedge ineffectiveness recorded directly in income during the quarters ended June 30, 2012 and 2011.

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

The Company characterizes inputs in the determination of fair value according to the fair value hierarchy. The fair value of the Company’s assets and liabilities where the measurement objective specifically requires the use of fair value are set forth in the tables below:

Assets and Liabilities Measured at Fair Value on a Recurring Basis (dollars in millions)

June 30, 2012	Total	Level 1	Level 2	Level 3
Assets
Debt Securities available for sale	$968.2	$18.3	$949.9	$–
Equity Securities available for sale	17.0	14.2	2.8	–
Trading assets at fair value – derivatives	36.3	–	36.3	–
Derivative counterparty assets at fair value	18.6	–	18.6	–
Total Assets	$1,040.1	$32.5	$1,007.6	$–
Liabilities
Trading liabilities at fair value – derivatives	$(60.7)	$–	$(60.7)	$–
Derivative counterparty liabilities at fair value	(18.4)	–	(18.4)	–
Total Liabilities	$(79.1)	$–	$(79.1)	$–
December 31, 2011
Assets
Debt Securities available for sale	$937.2	$–	$937.2	$–
Equity Securities available for sale	16.9	14.0	2.9	–
Trading assets at fair value – derivatives	42.9	–	42.9	–
Derivative counterparty assets at fair value	38.9	–	38.9	–
Total Assets	$1,035.9	$14.0	$1,021.9	$–
Liabilities
Trading liabilities at fair value – derivatives	$(74.9)	$–	$(74.9)	$–
Derivative counterparty liabilities at fair value	(14.9)	–	(14.9)	–
Total Liabilities	$(89.8)	$–	$(89.8)	$–

At June 30, 2012, there were no transfers between Level 1 and Level 2 for financial assets or liabilities measured on a recurring basis.

The following table presents assets and liabilities for which a non-recurring change in fair value has been recorded:

Assets Measured at Fair Value on a Non-recurring Basis (dollars in millions)

		Fair Value Measurements at Reporting Date Using:
	Total	Level 1	Level 2	Level 3	Total Gains and (Losses)
Assets
June 30, 2012
Assets Held for Sale	$199.7	$–	$–	$199.7	$(28.9)
Impaired loans	85.4	–	–	85.4	(15.9)
Total	$285.1	$–	$–	$285.1	$(44.8)
December 31, 2011
Assets Held for Sale	$1,830.8	$–	$–	$1,830.8	$(60.7)
Impaired loans	101.5	–	–	101.5	(33.7)
Total	$1,932.3	$–	$–	$1,932.3	$(94.4)

26   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans are transferred from held for investment to held for sale (“HFS”) at the lower of cost or fair value. At the time of transfer, a write-down of the loan is recorded as a charge-off, if applicable and if related to credit deterioration. Once classified as HFS, the amount by which the carrying value exceeds fair value is recorded as a valuation allowance.

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

Level 3 Gains and Losses

The tables below set forth a summary of changes in the estimated fair value of the Company’s Level 3 financial assets and liabilities measured on a recurring basis:

Changes in Fair Value of Level 3 Financial Assets and Liabilities Measured on a Recurring Basis (dollars in millions)

	Total	Derivatives	Equity Securities Available for Sale
December 31, 2011	$–	$–	$–
Gains or losses realized/unrealized
Included in Other Income	–	–	–
Settlements and foreign currency translation	–	–	–
June 30, 2012	$–	$–	$–
December 31, 2010	$17.6	$(0.3)	$17.9
Gains or losses realized/unrealized
Included in Other Income	5.4	–	5.4
Other, net (primarily sales proceeds)	(23.3)	–	(23.3)
June 30, 2011	$(0.3)	$(0.3)	$–

At June 30, 2012 and December 31, 2011 there were no Level 3 financial assets or liabilities measured on a recurring basis.

Item 1:  Consolidated Financial Statements  27

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying and estimated fair values of financial instruments presented below exclude leases and certain other assets and liabilities, for which disclosure is not required.

Estimated Fair Value of Assets and Liabilities (dollars in millions)

	June 30, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Trading assets – derivatives	$36.3	$36.3	$42.9	$42.9
Derivative counterparty assets at fair value	18.6	18.6	38.9	38.9
Assets held for sale (excluding leases)	663.0	668.0	1,871.8	2,024.3
Loans (excluding leases)	15,038.8	15,429.6	14,927.4	15,153.9
Investment Securities	1,184.3	1,187.5	1,250.6	1,252.7
Other assets and unsecured counterparty receivables(1)	1,113.7	1,113.7	1,405.7	1,405.7
Liabilities
Deposits(2)	(7,199.2)	(7,341.3)	(6,227.5)	(6,283.8)
Trading liabilities – derivatives	(60.7)	(60.7)	(74.9)	(74.9)
Derivative counterparty liabilities at fair value	(18.4)	(18.4)	(14.9)	(14.9)
Long-term borrowings(2)	(23,722.0)	(24,623.6)	(26,444.2)	(27,840.1)
Other liabilities(3)	(1,914.4)	(1,914.4)	(2,049.2)	(2,049.2)

(1)	Other assets subject to fair value disclosure primarily include accrued interest receivable and miscellaneous receivables. These assets have carrying values that approximate fair value generally due to the short-term nature and are classified as level 3. The unsecured counterparty receivables primarily consist of amounts owed to CIT from GSI for debt discount, return of collateral posted to GSI and settlements resulting from market value changes to asset-backed securities underlying the GSI Facilities.

(2)	Deposits and long-term borrowings include accrued interest, which is included in “Other liabilities” in the Balance Sheet.

(3)	Other liabilities include accounts payable, accrued liabilities, customer security and maintenance deposits and miscellaneous liabilities. The fair value of these approximates carrying value and are classified as level 3.

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

Investment Securities – Debt and equity securities classified as AFS are carried at fair value, as determined either by Level 1 or Level 2 inputs. Debt securities AFS included investments in U.S. Treasury securities and were valued using Level 2 inputs, primarily quoted prices for similar securities. Certain equity securities AFS were valued using Level 1 inputs, primarily quoted prices in active markets, while other equity securities used Level 2 inputs, due to being less frequently traded or having limited quoted market prices. Debt securities classified as HTM are securities that the Company has both the ability and the intent to hold until maturity and are carried at amortized cost and periodically assessed for OTTI, with the cost basis reduced when impairment is deemed to be other-than-temporary. Equity investments without readily determinable fair values are carried at cost and are periodically assessed for OTTI, with the cost basis reduced when impairment is deemed to be other-than-temporary.

Assets held for sale – Assets held for sale are recorded at lower of cost or fair value on the balance sheet. Most of the assets are subject to a binding contract, current letter of intent or other third-party valuation, which are Level 3 inputs. For the remaining assets, the fair value is generally determined using internally generated valuations or discounted cash flow analysis, which are considered Level 3 inputs. Commercial loans are generally valued individually, while small-ticket commercial and consumer type loans are valued on an aggregate portfolio basis.

Loans – Since there is no liquid secondary market for most loans in the Company’s portfolio, the fair value is estimated based on discounted cash flow analyses, which are considered Level 3 inputs. In addition to the characteristics of the underlying contracts, key inputs to the analysis include interest rates, prepayment rates, and credit spreads. For the commercial loan portfolio, the market based credit spread inputs are derived from instruments with comparable credit risk characteristics obtained from independent third party vendors. For the consumer loan portfolio, the discount spread is derived based on the company’s estimate of a market participant’s required return on equity that

28   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

incorporates credit loss estimates based on expected and current default rates. As these Level 3 unobservable inputs are specific to individual loans / collateral types, management does not believe that sensitivity analysis of individual inputs is meaningful, but rather that sensitivity is more meaningfully assessed through the evaluation of aggregate carrying values of the loans. The fair value of loans at June 30, 2012 was $15.4 billion, which is 102.6% of carrying value. The fair value of the commercial loans portfolio was $11.2 billion, 100.7% of carrying value, and the fair value of the consumer portfolio was $4.2 billion, 108.0% of carrying value.

Impaired Loans – The value of impaired loans utilized to determine impairment is estimated using the fair value of collateral (on an orderly liquidation basis) if the loan is collateralized, or the present value of expected cash flows utilizing the current market rate for such loan. As these Level 3 unobservable inputs are specific to individual loans / collateral types, management does not believe that sensitivity analysis of individual inputs is meaningful, but rather that sensitivity is more meaningfully assessed through the evaluation of aggregate carrying values of impaired loans relative to contractual amounts owed (unpaid principal balance or “UPB”) from customers. As of June 30, 2012, the UPB related to impaired loans, including loans for which the Company is applying the income recognition and disclosure guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality), totaled $1,086 million. Including related allowances, these loans are carried at $591 million, or 54% of UPB. Of these amounts, $450 million and $337 million of UPB and carrying value relate to loans with no specific allowance. The difference between UPB and carrying value reflects cumulative charge-offs on accounts remaining in process of collection, FSA discounts and allowances. See Note 2 for more information.

Deposits – The fair value of deposits was estimated based upon a present value discounted cash flow analysis. Discount rates used in the present value calculation are based on the Company’s average current deposit rates for similar terms, which are Level 3 inputs.

Long-term borrowings – Unsecured borrowings of approximately $13.5 billion par value at June 30, 2012, were valued based on quoted market prices, which are Level 1 inputs. Approximately $7.3 billion of the secured borrowings at June 30, 2012, and the outstanding amount under the Revolving Credit Facility utilized market inputs to estimate fair value, which are Level 2 inputs. Where market estimates were not available for approximately $3.3 billion at June 30, 2012, values were computed using a discounted cash flow analysis with a discount rate approximating current market rates for issuances by CIT of similar term debt, which are Level 3 inputs.

NOTE 8 — STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income/(Loss)

The following table details the components of Accumulated Other Comprehensive Loss:

Components of Accumulated Other Comprehensive Income (Loss) (dollars in millions)

	June 30, 2012			December 31, 2011
	Gross Unrealized	Income Taxes	Net Unrealized	Gross Unrealized	Income Taxes	Net Unrealized
Changes in benefit plan net gain/(loss) and prior service (cost)/credit	$(54.1)	$0.1	$(54.0)	$(54.9)	$0.1	$(54.8)
Foreign currency translation adjustments	(48.6)	–	(48.6)	(37.7)	–	(37.7)
Changes in fair values of derivatives qualifying as cash flow hedges	(0.1)	–	(0.1)	(0.8)	–	(0.8)
Unrealized net gains (losses) on available for sale securities	2.9	(1.2)	1.7	2.0	(0.8)	1.2
Total accumulated other comprehensive loss	$(99.9)	$(1.1)	$(101.0)	$(91.4)	$(0.7)	$(92.1)

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

The calculation of the Company’s regulatory capital ratios are subject to review and consultation with the Federal Reserve Bank, which may result in refinements to amounts reported at June 30, 2012.

Item 1:  Consolidated Financial Statements  29

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tier 1 Capital and Total Capital Components (dollars in millions)

	CIT				CIT Bank
Tier 1 Capital	June 30, 2012		December 31, 2011		June 30, 2012		December 31, 2011
Total stockholders’ equity	$8,380.9		$8,888.5		$2,331.1		$2,116.6
Effect of certain items in accumulated other comprehensive loss excluded from Tier 1 Capital	52.4		54.3		(0.4)		(0.3)
Adjusted total equity	8,433.3		8,942.8		2,330.7		2,116.3
Less: Goodwill(1)	(338.0)		(338.0)		–		–
Disallowed intangible assets(1)	(43.6)		(63.6)		–		–
Investment in certain subsidiaries	(37.8)		(36.6)		–		–
Other Tier 1 components(2)	(64.9)		(58.1)		(64.9)		(91.5)
Tier 1 Capital	7,949.0		8,446.5		2,265.8		2,024.8
Tier 2 Capital
Qualifying reserve for credit losses and other reserves(3)	435.8		429.9		80.6		52.7
Less: Investment in certain subsidiaries	(37.8)		(36.6)		–		–
Other Tier 2 components(4)	–		–		0.3		0.2
Total qualifying capital	$8,347.0		$8,839.8		$2,346.7		$2,077.7
Risk-weighted assets	$44,260.3		$44,816.5		$7,879.9		$5,545.9
Total Capital (to risk-weighted assets):
Actual	18.9%		19.7%		29.8%		37.5%
Required Ratio for Capital Adequacy Purposes	13.0	%(5)	13.0	%(5)	8.0%		8.0%
Tier 1 Capital (to risk-weighted assets):
Actual	18.0%		18.8%		28.8%		36.5%
Required Ratio for Capital Adequacy Purposes	4.0%		4.0%		4.0%		4.0%
Tier 1 Leverage Ratio:
Actual	18.5%		18.9%		23.3%		24.7%
Required Ratio for Capital Adequacy Purposes	4.0%		4.0%		15.0	%(5)	15.0	%(5)

(1)	Goodwill and disallowed intangible assets adjustments also reflect the portion included within assets held for sale.

(2)	Includes the portion of net deferred tax assets that does not qualify for inclusion in Tier 1 capital based on the capital guidelines, the Tier 1 capital charge for nonfinancial equity investments and the Tier 1 capital deduction for net unrealized losses on available-for-sale marketable securities (net of tax).

(3)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit, and deferred purchase agreements, all of which are recorded in Other Liabilities.

(4)	Banking organizations are permitted to include in Tier 2 Capital up to 45% of net unrealized pretax gains on available-for-sale equity securities with readily determinable fair values.

(5)	The Company and CIT Bank each committed to maintaining certain capital ratios above regulatory minimum levels.

NOTE 10 — INCOME TAXES

The Company’s second quarter tax provision of $27.8 million increased from $21.4 million in the prior-year quarter. The increase was primarily driven by several discrete charges during the quarter partially offset by a reduction in foreign tax expense on lower international earnings. The second quarter provision also included a $16 million reduction to the provision for income taxes associated with the correction of certain foreign tax accruals relating to prior periods resulting in a sequential quarterly decline.

The Company’s tax provision of $67.7 million for the six months ended June 30, 2012 decreased from $83.6 million in the prior year period. This decrease was primarily a result of lower international earnings and the previously mentioned corrections of certain foreign tax accruals. The year-to-date provision reflects income tax expense on the earnings of certain international operations and no income tax benefit recorded on the domestic losses. The Company has not recognized any tax benefit on its domestic losses due to uncertainties related to future utilization of net operating loss carry-forwards. The actual year-end 2012 effective tax rate may vary from the currently projected tax rate due to changes in the mix of domestic and international earnings.

The tax provision for the second quarter and six months ended 2012 include net discrete tax charges of $13.7 million and $17.7 million, respectively. Included in these

30   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amounts are $29.5 million and $33.5 million of incremental taxes mainly associated with international audit settlements and an increase in a U.S. deferred tax liability on certain indefinite life assets that cannot be used as a source of future taxable income in the assessment of the domestic valuation allowance. The year-to-date tax provision also includes a $16 million reduction to the provision for income taxes associated with the correction of certain foreign tax accruals relating to prior periods. The net discrete tax expense also includes a tax benefit of $146.5 million caused by a release of tax reserves established on an uncertain tax position taken on certain tax losses following a favorable ruling from the tax authorities and a $98.4 million tax benefit associated with a tax position taken on a prior-year restructuring transaction which was addressed during the quarter. Both of the aforementioned benefits were fully offset by corresponding increases to the domestic valuation allowance.

As of December 31, 2011, CIT had cumulative U.S. Federal net operating loss carry-forwards (NOLs) of $4.0 billion. The release of the above mentioned uncertain tax positions will allow for the recognition of approximately $605 million of additional U.S. Federal NOLs. Excluding FSA adjustments, which are not included in the calculation of U.S. Federal taxable income, the Company generated a domestic pretax loss in the second quarter and year-to-date of $22 million and $203 million, respectively, which will also increase the NOLs. Pursuant to Section 382 of the Internal Revenue Code, the Company is generally subject to a $230 million annual limitation on the use of its $1.9 billion of pre-emergence NOLs. NOLs arising in post-emergence years are not subject to this limitation absent another ownership change for U.S. tax purposes.

Liabilities for Uncertain Tax Position

The Company’s liability for uncertain tax positions totaled $313 million at June 30, 2012 and $549 million at December 31, 2011. Management estimates that this liability may be reduced by up to $10 million within the next twelve months. During the second quarter, there was a reduction of $146.5 million caused by a release of tax reserves established on an uncertain tax position taken on certain tax losses following a favorable ruling from the tax authorities and a reduction of $98.4 million associated with a tax position taken on a prior-year restructuring transaction which was addressed during the quarter. Both of the aforementioned benefits were fully offset by corresponding increases to the domestic valuation allowance.

NOTE 11 — OTHER COMPREHENSIVE INCOME/(LOSS)

The amounts included in the Statement of Comprehensive Income (Loss) are net of income taxes. The income taxes associated with ‘Changes in benefit plans net gain/(loss) and prior service (cost)/credit’ and ‘Changes in fair values of derivatives qualifying as cash flow hedges’ were not significant for the quarters ended June 30, 2012 and June 30, 2011. The change in income taxes associated with ‘Net unrealized gains on available for sale securities’ totaled approximately $0.1 million for the quarter ended June 30, 2012 and $2.2 million for the June 30, 2011 quarter.

The ‘Changes in benefit plans net gain/(loss) and prior service (cost)/credit’ reclassification adjustments impacting net income was $0.4 million for the quarter ended June 30, 2012 and not significant for the quarter ended June 30, 2011. There were no reclassifications through income for the quarters ended June 30, 2012 and 2011 for interest expense on interest rate swaps designated as cash flow hedges. The reclassification adjustments for unrealized gains (losses) on investments recognized through income were not significant for the quarters ended June 30, 2012 and 2011.

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

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — COMMITMENTS

The accompanying table summarizes credit-related commitments, as well as purchase and funding commitments:

Commitments (dollars in millions)

	June 30, 2012
	Due to Expire			December 31, 2011
	Within One Year	After One Year	Total Outstanding	Total Outstanding
Financing Commitments
Financing and leasing assets	$374.3	$2,405.4	$2,779.7	$2,746.2
Letters of credit
Standby letters of credit	35.9	217.6	253.5	209.5
Other letters of credit	59.8	–	59.8	89.5
Guarantees
Deferred purchase credit protection agreements	1,346.3	–	1,346.3	1,816.9
Guarantees, acceptances and other recourse obligations	11.2	7.0	18.2	25.6
Purchase and Funding Commitments
Aerospace manufacturer purchase commitments	680.6	7,129.7	7,810.3	8,033.1
Rail and other manufacturer purchase commitments	410.6	485.2	895.8	738.3

Financing Commitments

Financing commitments, referred to as loan commitments, or lines of credit, reflect CIT’s agreements to lend to its customers, subject to the customers’ compliance with contractual obligations. The table above includes approximately $0.6 billion of commitments at June 30, 2012 and $0.4 billion at December 31, 2011 for instances where the customer is not in compliance with contractual obligations, and therefore CIT does not have the contractual obligation to lend. As financing commitments may not be fully drawn, expire unused, be reduced or cancelled at the customer’s request, and require the customer to be in compliance with certain conditions, total commitment amounts do not necessarily reflect actual future cash flow requirements.

At June 30, 2012, substantially all financing commitments were senior facilities, with 68% secured by equipment or other assets and the remainder comprised of cash-flow or enterprise value facilities. Most of the Company’s undrawn and available financing commitments are in Corporate Finance. The top ten undrawn commitments totaled $300 million at June 30, 2012.

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

The methodology used to determine the DPA liability is similar to the methodology used to determine the allowance for loan losses associated with the finance receivables, which reflects embedded losses based on various factors, including expected losses reflecting the Company’s internal customer and facility credit ratings. The liability recorded in Other Liabilities related to the DPAs totaled $3.1 million and $5.4 million at June 30, 2012 and December 31, 2011, respectively.

Purchase and Funding Commitments

CIT’s purchase commitments relate primarily to purchases of commercial aircraft and rail equipment. Commitments to purchase new commercial aircraft are predominantly with Airbus Industries (“Airbus”) and The Boeing Company (“Boeing”). In November 2011, an order was placed for purchase of aircraft from Embraer S.A. (“Embraer”) with deliveries scheduled through 2015. CIT may also commit to purchase an aircraft directly with an airline. Aerospace equipment purchases are contracted for specific models, using baseline aircraft specifications at fixed prices, which reflect discounts from fair market purchase prices prevailing at the time of commitment. The delivery price of an aircraft may change depending on final specifications. Equipment purchases are recorded at the delivery date. The estimated commitment amounts in the preceding table are based on contracted purchase prices reduced for pre-delivery payments to date and exclude buyer furnished equipment selected by the lessee. Pursuant to existing contractual commitments, 157 aircraft remain to be purchased from Airbus, Boeing and Embraer at June 30, 2012. Aircraft deliveries are scheduled periodically through 2019. Commitments exclude unexercised options to order additional aircraft.

The Company’s rail business entered into commitments to purchase railcars from multiple manufacturers in 2011 and in the second quarter of 2012. The 2012 orders were for 4,000 railcars with deliveries scheduled in 2012 and 2013. Pursuant to these contractual commitments, at June 30, 2012, approximately 7,300 railcars remain to be purchased in 2012 and 2013. Rail equipment purchase commitments are at fixed prices subject to price increases for certain materials.

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

For certain Litigation matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of established reserves and insurance. For other matters for which a loss is probable or reasonably possible, such an estimate cannot be determined. For Litigation where losses are reasonably possible, management currently estimates the aggregate range of reasonably possible losses as up to $320 million in excess of established reserves and insurance related to those matters, if any. This estimate represents reasonably possible losses (in excess of established reserves and insurance) over the life of such Litigation, which may span a currently indeterminable number of years, and is based on information currently available as of June 30, 2012. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate.

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

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of its current and former Board of Directors. In May 2009, the Court consolidated these three shareholder actions into a single action (the “Securities Litigation”) and appointed Pensioenfonds Horeca & Catering as Lead Plaintiff to represent the proposed class, which consisted of all acquirers of CIT common stock and PrZ preferred stock from December 12, 2006 through March 5, 2008, who allegedly were damaged, including acquirers of CIT-PrZ preferred stock pursuant to the October 17, 2007 offering of such preferred stock.

In July 2009, the Lead Plaintiff filed a consolidated amended complaint alleging violations of the Securities Exchange Act of 1934 (“1934 Act”) and the Securities Act of 1933 (“1933 Act”). Specifically, it was alleged that the Company and certain of its former officers violated Section 10(b) of the 1934 Act by making false and misleading statements and omissions regarding CIT’s subprime home lending and student lending businesses. The allegations relating to the Company’s home lending business are based on the assertion that the Company failed to fully disclose the risks in the Company’s portfolio of subprime mortgage loans. The allegations relating to the Company’s student lending business were based upon the assertion that the Company failed to account in its financial statements or, in the case of the preferred stockholders, its registration statement and prospectus, for private loans to students of a helicopter pilot training school, which it alleged were highly unlikely to be repaid and should have been written off. The Lead Plaintiff also alleged that the Company, certain of its former officers, and those current and former Directors of the Company who signed the registration statement in connection with the October 2007 CIT-PrZ preferred offering violated the 1933 Act by making false and misleading statements concerning the Company’s student lending business as described above.

Pursuant to a Notice of Dismissal filed on November 24, 2009, CIT Group Inc. was dismissed as a defendant from the Securities Litigation as a result of its discharge in bankruptcy. On June 10, 2010, the SDNY denied the remaining defendants’ motion to dismiss the consolidated amended complaint. In February, 2012, the parties to the Securities Litigation agreed to the terms of a settlement (the “Settlement Agreement”). The Settlement Agreement was granted final approval by the SDNY by order dated June 13, 2012. In light of the Company’s insurance coverage and existing reserves, the settlement did not have a material effect on the Company’s financial condition.

Tyco Tax Agreement

In connection with the Company’s separation from Tyco International Ltd (“Tyco”) in 2002, CIT and Tyco entered into a Tax Agreement pursuant to which, among other things, CIT agreed to pay Tyco for tax savings actually realized by CIT, if any, as a result of the use of certain net operating losses arising during the period that Tyco owned CIT (the “Tyco Tax Attribute”), which savings would not have been realized absent the existence of the Tyco Tax Attribute. During CIT’s bankruptcy, CIT rejected the Tax Agreement, and Tyco and CIT entered into a Standstill Agreement pursuant to which (a) CIT agreed that it would defer bringing its subordination claim against Tyco and (b) Tyco agreed that it would defer bringing its damage claim against CIT while the parties exchanged information about CIT’s tax position, including past usage and retention of the various attributes on its consolidated tax return. Notwithstanding the Standstill Agreement, Tyco filed a Notice of Arbitration during the 2011 second quarter, demanding arbitration of its alleged contractual damages resulting from rejection of the Tax Agreement. CIT filed an adversary proceeding in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), seeking to subordinate Tyco’s interests under section 510(b) of the Bankruptcy Code, which would result in Tyco being treated like equity holders under CIT’s confirmed Plan of Reorganization and receiving no recovery in connection with the termination of the Tax Agreement. In December, 2011, the Bankruptcy Court issued its decision denying the request to subordinate Tyco’s interests (the “Decision”). CIT has appealed the Decision directly to the Second Circuit. Oral argument on the appeal is scheduled to be heard by the Second Circuit on August 23, 2012. The arbitration is proceeding.

The amount of the federal Tyco Tax Attribute is approximately $794 million and the state Tyco Tax Attribute is approximately $180 million as of the separation date. CIT’s approximate federal and state tax rates are currently 35% and 6.5%, respectively. CIT has recorded a valuation allowance against its federal net deferred tax assets and substantially all of its state net deferred tax assets, which include the deferred tax assets associated with the Tyco Tax Attribute, as the Company continues to believe that it does not currently meet the criteria to recognize these assets. It is CIT’s position that it has not received federal tax benefits from the Tyco Tax Attribute within the meaning of the Tax Agreement and that it is speculative as to when, if ever, any such benefits may be realized in the future.

Le Nature’s Inc.

CIT was the lead lessor under a syndicated lease of equipment (the “Lease”) to Le Nature’s Inc., a beverage bottler, for a newly-constructed bottling facility in Phoenix, Arizona. In 2005, CIT and co-lessors funded $144.8 million, of which approximately $45 million was funded by CIT. In 2006, CIT sold $5 million of its interest in the Lease.

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

The second quarter 2012 Interest Expense included approximately $265 million of debt refinancing charges ($862 million year to date) related to the FSA accretion associated with the prepayment of $4.2 billion in debt during the quarter ($10.6 billion year to date). The second quarter of 2011 Interest Expense included $113 million of similar debt refinancing charges ($125 million year to date).

Corporate and Other second quarter 2012 operating expenses includes approximately $14 million for the establishment of an indemnification reserve related to pre-emergence asset sales that should have been recorded in prior periods.

In addition, year to date 2012 pre-tax earnings related to the Vendor Finance segment reflect $18 million of corrections, $15 million of which reduced Interest Income while the remaining amount reduced Other Income. These corrections primarily related to our Mexican portfolio and pertain to prior periods. Management had concluded that the adjustments were not individually or in the aggregate material to the consolidated financial statements as of or for the period ended March 31, 2012, or to any preceding period as reported.

Item 1:  Consolidated Financial Statements  35

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Business Segments (dollars in millions)

	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Commercial Segments	Consumer	Total Segments	Corporate and Other	Total CIT
Quarter Ended June 30, 2012
Interest income	$171.1	$35.5	$14.1	$135.6	$356.3	$48.5	$404.8	$4.5	$409.3
Interest expense	(130.9)	(288.4)	(17.7)	(110.7)	(547.7)	(26.4)	(574.1)	(65.1)	(639.2)
Provision for credit losses	(7.7)	(0.1)	2.2	(3.1)	(8.7)	(0.2)	(8.9)	–	(8.9)
Rental income on operating leases	2.3	382.9	–	60.3	445.5	–	445.5	–	445.5
Other income	76.7	14.5	33.3	7.6	132.1	17.9	150.0	(6.0)	144.0
Depreciation on operating lease equipment	(1.2)	(101.9)	–	(27.6)	(130.7)	–	(130.7)	–	(130.7)
Operating expenses	(60.8)	(42.7)	(28.8)	(74.2)	(206.5)	(9.5)	(216.0)	(24.2)	(240.2)
Loss on debt extinguishments	–	–	–	–	–	–	–	(21.5)	(21.5)
Income (loss) before (provision) benefit for income taxes	$49.5	$(0.2)	$3.1	$(12.1)	$40.3	$30.3	$70.6	$(112.3)	$(41.7)
Quarter Ended June 30, 2011
Interest income	$252.9	$43.5	$17.9	$211.6	$525.9	$68.9	$594.8	$4.8	$599.6
Interest expense	(200.7)	(250.8)	(29.5)	(157.5)	(638.5)	(48.7)	(687.2)	(119.2)	(806.4)
Provision for credit losses	(60.8)	(4.7)	(4.0)	(13.7)	(83.2)	(0.9)	(84.1)	–	(84.1)
Rental income on operating leases	6.3	340.0	–	73.9	420.2	–	420.2	–	420.2
Other income	114.2	29.1	42.7	52.5	238.5	2.9	241.4	(8.0)	233.4
Depreciation on operating lease equipment	(2.2)	(93.0)	–	(58.0)	(153.2)	–	(153.2)	–	(153.2)
Operating expenses	(63.2)	(37.4)	(26.4)	(80.0)	(207.0)	(15.5)	(222.5)	(16.0)	(238.5)
Income (loss) before (provision) benefit for income taxes	$46.5	$26.7	$0.7	$28.8	$102.7	$6.7	$109.4	$(138.4)	$(29.0)
Six Months Ended June 30, 2012
Interest income	$346.9	$69.5	$28.6	$268.1	$713.1	$98.7	$811.8	$9.1	$820.9
Interest expense	(349.1)	(747.3)	(50.1)	(296.7)	(1,443.2)	(91.9)	(1,535.1)	(183.8)	(1,718.9)
Provision for credit losses	(30.4)	(7.7)	(1.6)	(11.3)	(51.0)	(0.5)	(51.5)	–	(51.5)
Rental income on operating leases	5.1	757.6	–	122.1	884.8	–	884.8	–	884.8
Other income	277.7	27.8	69.6	3.2	378.3	20.2	398.5	(5.1)	393.4
Depreciation on operating lease equipment	(2.3)	(209.8)	–	(56.1)	(268.2)	–	(268.2)	–	(268.2)
Operating expenses	(128.1)	(88.5)	(60.4)	(154.5)	(431.5)	(20.4)	(451.9)	(11.6)	(463.5)
Loss on debt extinguishments	–	–	–	–	–	–	–	(44.4)	(44.4)
Income (loss) before (provision) benefit for income taxes	$119.8	$(198.4)	$(13.9)	$(125.2)	$(217.7)	$6.1	$(211.6)	$(235.8)	$(447.4)
Select Period End Balances
Loans	$7,549.7	$1,756.8	$2,371.3	$4,524.5	$16,202.3	$3,898.2	$20,100.5	$–	$20,100.5
Credit balances of factoring clients	–	–	(1,164.1)	–	(1,164.1)	–	(1,164.1)	–	(1,164.1)
Assets held for sale	103.8	394.5	–	376.5	874.8	559.2	1,434.0	–	1,434.0
Operating lease equipment, net	19.0	11,672.4	–	205.0	11,896.4	–	11,896.4	–	11,896.4
Six Months Ended June 30, 2011
Interest income	$528.7	$86.1	$35.0	$438.3	$1,088.1	$139.7	$1,227.8	$10.6	$1,238.4
Interest expense	(389.2)	(461.3)	(55.2)	(298.5)	(1,204.2)	(101.7)	(1,305.9)	(199.1)	(1,505.0)
Provision for credit losses	(125.3)	(6.5)	(7.3)	(65.6)	(204.7)	(1.8)	(206.5)	–	(206.5)
Rental income on operating leases	10.0	665.0	–	154.1	829.1	–	829.1	–	829.1
Other income	269.5	53.1	79.4	85.7	487.7	5.8	493.5	10.3	503.8
Depreciation on operating lease equipment	(4.6)	(189.5)	–	(119.3)	(313.4)	–	(313.4)	–	(313.4)
Operating expenses	(117.9)	(77.1)	(54.2)	(156.0)	(405.2)	(32.9)	(438.1)	(5.3)	(443.4)
Income (loss) before (provision) benefit for income taxes	$171.2	$69.8	$(2.3)	$38.7	$277.4	$9.1	$286.5	$(183.5)	$103.0
Select Period End Balances
Loans	$6,933.8	$1,358.4	$2,529.2	$4,424.8	$15,246.2	$7,025.7	$22,271.9	$–	$22,271.9
Credit balances of factoring clients	–	–	(1,075.7)	–	(1,075.7)	–	(1,075.7)	–	(1,075.7)
Assets held for sale	378.8	257.3	–	529.8	1,165.9	699.3	1,865.2	–	1,865.2
Operating lease equipment, net	44.2	10,618.0	–	256.9	10,919.1	–	10,919.1	–	10,919.1

36   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — SUBSEQUENT EVENTS

On August 3, 2012, CIT issued at par $1.75 billion of senior unsecured notes that mature in 2017 and bear interest at a rate of 4.25% and $1.25 billion of senior unsecured notes that mature in 2022 and bear interest at a rate of 5.00%.

On July 20, 2012 CIT announced its intention to redeem on August 20, 2012, $0.6 billion of 7% Series C Notes maturing in 2016 and on August 6, 2012, CIT also announced its intention to redeem on September 5, 2012, $1.75 billion of 7% Series C Notes maturing in 2016 and all remaining 2017 maturities of approximately $1.54 billion. These redemptions will increase third quarter 2012 interest expense by up to $370 million for the acceleration of FSA discount amortization. In addition, there may be a loss on debt extinguishments related to the redemptions. The final amount of FSA to be accelerated and the amount of loss on debt extinguishments will not be known until after the redemptions have occurred. Following these redemptions, approximately $0.7 billion principal amount of the 7% Notes maturing in 2016 will remain outstanding.

In July 2012, CIT closed a C$515 million (USD $511 million) receivable lease securitization, secured by a pool of Canadian equipment leases from CIT’s Vendor Finance business segment. The weighted average fixed coupon was 2.285%, which represented a weighted average credit spread of 1.31% over benchmark Government of Canada treasury rates and the net advance rate was 96.75%.

Item 1:  Consolidated Financial Statements  37

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

and

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

OVERVIEW

Founded in 1908, CIT Group Inc. (“we”, “CIT” or the “Company”), a Delaware Corporation, provides commercial financing and leasing products and other financial services to small and middle market businesses across a wide variety of industries. CIT became a bank holding company (“BHC”) in December 2008 and CIT Bank, a Utah state-chartered bank, is the Company’s principal bank subsidiary.

CIT operates primarily in North America, with additional locations in Europe, South America and Asia and has four commercial business segments — Corporate Finance, Trade Finance, Transportation Finance and Vendor Finance. We also own and manage a pool of liquidating consumer loans, predominantly government guaranteed student loans, that are reported in the Consumer segment.

As of June 30, 2012 the Company had 3,566 employees and over $42 billion in assets.

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

2012 PRIORITIES AND PROGRESS

Our 2012 priorities were developed to further advance our broader strategic initiatives centered on improving our financial condition, enhancing our business model, and further improving our approach to risk management and control functions. The following highlights some of our accomplishments:

1.	Accelerate Growth and Business Development Initiatives

■	Increased new business activity. Second quarter 2012 committed new business volume was $2.7 billion, up 31% from the prior-year quarter and 9% sequentially. For the six months ended June 30, 2012, committed volume rose 38% to $5.2 billion. Funded new business volume of $2.4 billion in the second quarter increased 38% from the prior-year quarter and 19% sequentially. For the six months ended June 30, 2012 funded volume rose 43% to $4.4 billion. Both committed and funded volume increased from the prior-year period in all commercial segments, most notably Corporate Finance.

■	Increased commercial assets. Commercial financing and leasing assets increased $556 million from March 31, 2012, reflecting increases across most of the commercial segments. Commercial financing and leasing assets increased 4% since December 31, 2011 and are up 6% from a year ago.

2.	Improve Profitability While Maintaining Financial Strength

■	We reported a pre-tax loss for the 2012 second quarter of $42 million, compared to pre-tax losses of $29 million for the year ago quarter and $406 million last quarter. We had pre-tax income excluding debt refinancing charges(1) of $245 million, improved from $134 million in the prior-year quarter and $214 million in the first quarter 2012, driven by lower funding and credit costs.

■	While we reported a pre-tax loss of $447 million for the six months ended June 30, 2012, compared to pre-tax income of $103 million for the prior-year period, pre-tax income excluding debt refinancing charges(1) was $459 million, improved from $312 million in 2011.

■	The weighted average coupon rates of outstanding deposits and long-term borrowings declined to 3.83% at June 30, 2012 from 4.24% at March 31, 2012 and 5.11% at June 30 2011. Including $3.9 billion of Series C redemptions announced during the third quarter, and the issuance of $3.0 billion of unsecured debt in August 2012, the weighted average coupon rates on outstanding deposits and long-term borrowings would have been 3.50% at June 30, 2012.

(1)	Pre-tax income excluding debt refinancing charges is a non-GAAP measure. See “Non-GAAP Financial Measurements” for reconciliation of non-GAAP to GAAP financial information.

38   CIT GROUP INC

■	Tier 1 and Total Capital ratios at June 30, 2012 were 18.0% and 18.9%, respectively, improved from March 31, 2012, but down from December 31, 2011, and remain well above regulatory requirements.

3.	Expand Bank Assets and Funding

■	Total assets at CIT Bank increased to $10.0 billion from $6.9 billion at June 30, 2011 and $9.6 billion at March 31, 2012. Commercial loans and leases of $6.3 billion increased from $2.2 billion at June 30, 2011 and $5.1 billion at March 31, 2012.

■	Second quarter committed loan volume at CIT Bank rose 62% from the year-ago period and increased 10% sequentially to $1.8 billion, of which nearly $1.5 billion was funded.

■	Deposits increased, both in dollars and as a percentage of total CIT funding. As of June 30, 2012, deposits were $7.2 billion and comprised 23% of total CIT funding, compared to 21% and 13% at March 31, 2012 and June 30, 2011, respectively.

■	During the second quarter, CIT Bank placed over $1.1 billion of deposits at an average rate of approximately 1.4% and an average CD term of over three years that replaced maturing deposits at higher rates.

During the remainder of 2012 we will continue to advance these business priorities, as well as enhance internal control functions and our relationships with our regulators.

2012 FINANCIAL OVERVIEW

2012 operating results reflected increased commercial business activity, further progress advancing our liability restructuring and ongoing portfolio optimization efforts.

Net loss for the quarter and six months ended June 30, 2012 totaled $71 million and $517 million, $0.35 and $2.57 per diluted share, largely influenced by accelerated FSA net discount/(premium) on debt extinguishments and repurchases, loss on debt extinguishments and prepayment costs (“debt refinancing charges”). These net losses compare to a net loss of $50 million for the 2011 second quarter, $0.25 per diluted share, and net income for the six months ended June 20, 2011 of $16 million, $0.08 per diluted share. The 2012 amounts included debt refinancing charges of $286 million in the second quarter and $906 million year to date related to the redemption of high cost debt, while the year-ago periods included debt refinancing charges of $163 million for the quarter and $210 million for the year to date.

Pre-tax loss totaled $42 million for the 2012 second quarter and $447 million year to date, compared to a pre-tax loss of $29 million for the second quarter of 2011 and pre-tax income of $103 million for the six months. Excluding debt refinancing charges, pre-tax income was $245 million for the quarter and $459 million for the six months, respectively, improved from $134 million in the 2011 second quarter and $313 million for the prior-year six months. Pre-tax income excluding debt refinancing charges and net FSA accretion/amortization(2) for the 2012 second quarter was $119 million and $274 million year to date, driven by lower funding costs and lower credit costs, up from $17 million in the 2011 second quarter and $71 million for the prior-year six months. The 2012 quarter and year to date included net FSA costs of $139 million and $677 million, primarily due to the acceleration of interest expense related to the redemption of high cost debt, while the 2011 second quarter and year to date included net FSA benefits of $4 million and $117 million.

(2)	Pre-tax income excluding debt refinancing charges and net FSA accretion/amortization is a non-GAAP measure. See “Non-GAAP Financial Measurements” for reconciliation of non-GAAP to GAAP financial information.

The following table presents the pre-tax results, and adjusts for debt related transaction costs and FSA accretion. This is a non-GAAP measurement.

Impacts of FSA Accretion and Debt-related Transaction Costs on Pre-tax Income (Loss) (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2012	2012	2011	2012	2011
Pre-tax income/(loss) – reported	$(41.7)	$(405.7)	$(29.0)	$(447.4)	$103.0
Accelerated FSA net discount/(premium) on debt extinguishments and repurchases	264.9	596.9	113.3	861.8	124.5
Debt related – loss on debt extinguishments	21.5	22.9	–	44.4	–
Debt related – prepayment costs	–	–	50.0	–	85.0
Pre-tax income/(loss) – excluding accelerated net FSA net discount/(premium) on debt extinguishments and repurchases and loss on debt extinguishments	244.7	214.1	134.3	458.8	312.5
Net FSA accretion (excluding debt related acceleration)	(125.6)	(59.6)	(117.5)	(185.2)	(241.9)
Pre-tax income (loss) – excluding FSA net accretion & debt refinancing costs	$119.1	$154.5	$16.8	$273.6	$70.6

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   39

Net finance revenue(3) (“NFR”) was $85 million in the second quarter, up from $60 million in the 2011 second quarter and a negative $(366) million in the 2012 first quarter. For the six months, NFR was negative due to a significant increase in FSA discount accretion resulting from repayments of approximately $10.6 billion of high cost debt, compared to NFR of $249 million for the 2011 six months. Average earning assets (“AEA”) were $32.3 billion in the 2012 second quarter, down $2.2 billion from the year-ago quarter due primarily to asset sales and down $0.8 billion from the 2012 first quarter due primarily to student loan asset sales. NFR as a percentage of AEA (“net finance margin” or “NFM”) was 1.05% in the 2012 second quarter, compared to 0.70% in the prior-year quarter and a negative amount last quarter. Excluding net FSA accretion and debt prepayment costs, net finance margin was 3.02%, improved from 1.40% in the prior-year quarter and 1.97% last quarter. The increase from the year-ago quarter was driven primarily by lower funding costs, reduction of low yielding assets, interest recoveries and other yield-related fees and the benefit from the suspension of depreciation on operating lease equipment held for sale, as discussed further in the next section, “Net Finance Revenue”. The sequential quarter improvement was due primarily to improved funding costs, higher loan prepayment and interest recoveries and other yield-related fees, and the shift to higher yielding assets. Operating lease rental income increased from prior periods, benefitting from higher asset levels and improved railcar utilization. For the six months ended June 30, 2012, finance margin excluding net FSA accretion and debt prepayment costs was 2.49%, up from 1.41% last year. While other institutions may use net interest margin (“NIM”), which equates to interest income less interest expense, we discuss NFR, which includes operating lease results due to their significant impact on revenue and expense, including depreciation and interest expense associated with funds used to purchase equipment.

Provision for credit losses for the quarter ended June 30, 2012 was $9 million, compared to $84 million in the year-ago quarter and $43 million last quarter. The declines from both periods reflect lower charge-offs and a reduction in non-specific reserves in the current quarter. For the six months ended June 30, 2012, the provision for credit losses was $52 million, down from $207 million last year driven by lower charge-offs.

Other income (excluding operating lease rentals) of $144 million decreased $89 million from the prior-year quarter and $105 million sequentially, largely due to reduced gains on assets sold and higher impairment on assets held for sale. These items more than offset an increase in counterparty receivable accretion in the current period. Factoring commissions of $29 million were down slightly from the prior-year quarter and also sequentially, reflecting lower factoring volume. Year to date, other income totaled $393 million, down from $504 million last year.

Operating expenses were $240 million, up slightly from the prior-year quarter and up $17 million sequentially. The current quarter included approximately $14 million for the establishment of an indemnification reserve related to pre-emergence asset sales that should have been recorded in prior periods largely offset by benefits related to favorable resolutions of tax and legal matters. The increase from prior periods is also attributable to higher employee-related costs. Headcount at June 30, 2012 was 3,566, compared to 3,480 a year ago and 3,526 at March 31, 2012. Year to date, operating expenses totaled $464 million, compared to $443 million last year.

Provision for income taxes in the second quarter was $28 million and predominantly reflects income generated by our international operations. The tax provision increased from the year-ago quarter, primarily driven by an increase in discrete items. Included in the current period is a $16 million reduction to the provision for income taxes associated with the correction of certain foreign tax accruals relating to prior periods, which caused the sequential quarter decline. For the six months ended June 30, 2012, the provision for income taxes was $68 million, down from $84 million a year ago driven by a reduction in foreign tax expense as a result of lower international earnings and the previously mentioned correction of foreign tax accruals.

Total assets at June 30, 2012 were $42.8 billion, down $1.4 billion from March 31, 2012, and $5.4 billion from June 30, 2011. Commercial financing and leasing assets increased from prior periods, to $29.0 billion, while we further reduced consumer assets primarily through the sale of $1.1 billion of student loans. Total loans of $20.1 billion declined $2.2 billion from a year ago, and $0.4 billion sequentially, largely due to the sale of student loans. Operating lease equipment increased $1 billion from a year ago to $11.9 billion reflecting aircraft and rail car deliveries, and was essentially unchanged from March 31, 2012. Cash and short-term investments decreased $0.3 billion from March 31, 2012 to $7.0 billion as we paid down high-cost debt, reduced our contingent liquidity requirements and improved the efficiency of our sources of contingent liquidity, such as utilization of a revolving credit facility.

Funded new business volume of $2.4 billion increased 38% over the prior-year quarter and 19% sequentially, and was up 43% to $4.4 billion for the six months ended June 30, 2012 compared to last year. Committed new business volume of $2.7 billion was up 31% from the prior-year quarter and 9% sequentially, and was up 38% to $5.2 billion for the six months ended June 30, 2012 compared to last year as there were meaningful improvements in Corporate Finance, Vendor Finance and Transportation Finance. Volume increased sequentially in Transportation Finance, reflecting both lending and leasing activities, and in Vendor Finance. Trade Finance factoring volume of $5.9 billion declined modestly from the first quarter of 2012 and by approximately 4% from the prior-year quarter. Factoring volume of $11.9 billion for the six months ended June 30, 2012, was down 3% from the 2011 period.

(3)	Net finance revenue, average earning assets and net operating lease revenue are non-GAAP measures; see “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

40   CIT GROUP INC

Credit metrics trends continued to be favorable, as net charge-offs and non-accrual loans declined from the prior-year quarter and sequentially. Net charge-offs were $17 million, or 0.33% as a percentage of average finance receivables, down from $55 million (0.95%) in the year-ago quarter and $22 million (0.44%) in the prior quarter. Net charge-offs in our commercial segments were 0.42% of average finance receivables in the current quarter, improved from 1.38% in the year-ago quarter and 0.56% in the prior quarter. The reduction from the prior-year quarter reflects improvements in Corporate Finance and Vendor Finance, while the sequential quarter decline was almost entirely attributable to Transportation Finance. Non-accrual loans were $455 million, or 2.26% of finance receivables at June 30, 2012, down from $1.1 billion (4.77%) at June 30, 2011 and $482 million (2.35%) at March 31, 2012. Non-accrual loans as a percentage of finance receivables in the commercial segments was 2.80% at June 30, 2012, improved from 6.96% at June 30, 2011 and 3.03% at March 31, 2012, reflecting broad-based improvement across the commercial segments. The sequential quarter improvement was largely attributable to improvements in Corporate Finance, reflecting the repayment and sale of loans, and in Vendor Finance.

NET FINANCE REVENUE

The following tables present management’s view of consolidated margin and include the net interest spread we make on loans and leased equipment, in dollars and as a percent of average earning assets.

Net Finance Revenue (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2012	2012	2011	2012	2011
Interest income	$409.3	$411.6	$599.6	$820.9	$1,238.4
Rental income on operating leases	445.5	439.3	420.2	884.8	829.1
Finance revenue	854.8	850.9	1,019.8	1,705.7	2,067.5
Interest expense	(639.2)	(1,079.7)	(806.4)	(1,718.9)	(1,505.0)
Depreciation on operating lease equipment	(130.7)	(137.5)	(153.2)	(268.2)	(313.4)
Net finance revenue	$84.9	$(366.3)	$60.2	$(281.4)	$249.1
Average Earning Assets (“AEA”)	$32,307.7	$33,060.9	$34,500.9	$32,672.8	$34,918.3
As a % of AEA:
Interest income	5.07%	4.98%	6.95%	5.02%	7.09%
Rental income on operating leases	5.51%	5.31%	4.87%	5.42%	4.75%
Finance revenue	10.58%	10.29%	11.82%	10.44%	11.84%
Interest expense	(7.91)%	(13.06)%	(9.35)%	(10.52)%	(8.62)%
Depreciation on operating lease equipment	(1.62)%	(1.66)%	(1.77)%	(1.64)%	(1.79)%
Net finance revenue	1.05%	(4.43)%	0.70%	(1.72)%	1.43%
As a % of AEA by Segment:
Corporate Finance	2.21%	(2.25)%	3.00%	0.02%	3.72%
Transportation Finance	0.82%	(4.72)%	1.30%	(1.92)%	1.66%
Trade Finance	(1.31)%	(5.98)%	(3.26)%	(3.74)%	(2.90)%
Vendor Finance	4.56%	(1.61)%	5.02%	1.49%	6.13%
Commercial Segments	1.81%	(3.53)%	2.31%	(0.84)%	2.96%
Consumer	1.76%	(0.99)%	1.03%	0.24%	0.96%

Average earning assets are less than comparable balances displayed later in this document in ‘Select Quarterly Financial Data’ (Quarterly Average Balances) due to the exclusion of deposits with banks and other investments and the inclusion of credit balances of factoring clients.

Net finance revenue (NFR) of $85 million for the quarter ended June 30, 2012 improved over the prior-year quarter, driven by lower funding costs. NFR continues to be significantly impacted by FSA accretion. Net FSA accretion decreased NFR by $184 million during the current quarter, compared to a decrease of $76 million (including $50 million of prepayment costs) in the prior-year quarter and a $546 million decrease in the prior quarter, which included higher debt FSA discount accretion resulting from repayments of high cost debt (“accelerated debt FSA discount accretion”). Other than debt-related FSA accretion,

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   41

FSA accretion has declined significantly from the prior year. See Fresh Start Accounting section for FSA accretion details.

Interest income was down from the prior-year quarter and slightly below the prior quarter reflecting lower FSA accretion and declines in average earning assets. FSA accretion was $77 million in the current quarter, down from $221 million in the prior-year quarter and $91 million in the prior quarter. See “Fresh Start Accounting” later in this document. The 2012 year-to date benefit of $168 million was well below the prior year benefit of $467 million. The remaining accretable FSA discount on loans was $453 million at June 30, 2012, down from $977 million at June 30, 2011 and $544 million at March 31, 2012. Quarter and year-to date average earning asset balances were down from 2011 largely due to asset sales and repayments, and down sequentially reflecting student loan sales and collections.

Interest expense for 2012 included accelerated debt FSA discount accretion resulting from repayments of approximately $10.6 billion in high cost debt, including $4.2 billion in the second quarter, as management continued to reduce CIT’s cost of capital via the repayment of high cost debt. Interest expense in the second quarter of 2012 included $265 million of accelerated FSA debt accretion, while the prior-year quarter had $163 million, including $50 million of prepayment penalties. Year to date, accelerated FSA debt accretion totaled $862 million compared to $210 million (including $85 million of prepayment penalties) last year. Interest expense in the third quarter will reflect the redemption of $3.9 billion of Series C Notes in August and September 2012, which will increase interest expense by up to $370 million for the acceleration of FSA discount amortization.

Second quarter senior unsecured debt issuances, the proceeds of which were used to redeem high cost debt, included the May 4, 2012 issuance at par of $1.25 billion of notes that mature in 2017 and bear interest at a rate of 5.00% and $750 million of notes that mature in 2020 and bear interest at a rate of 5.375%. First quarter Series C Notes and other unsecured note transactions, as well as secured financing transactions, are discussed in Funding, Liquidity and Capital. On August 3, 2012, CIT issued at par $1.75 billion of senior unsecured notes that mature in 2017 and bear interest at a rate of 4.25% and $1.25 billion of senior unsecured notes that mature in 2022 and bear interest at a rate of 5.00%.

Deposits have increased, both in dollars and proportion of total CIT funding (23% at June 30, 2012 compared to 21% and 13% at March 31, 2012 and June 30, 2011, respectively). The weighted average rate of deposits at June 30, 2012 was 2.15%, compared to 2.45% and 3.14% at March 31, 2012 and June 30, 2011, respectively. During the 2012 second quarter, CIT Bank issued over $1.1 billion of deposits at a weighted average rate of 1.4% with an average CD term of over three years. In the 2012 first quarter, approximately $750 million of deposits were issued at a weighted average rate of 1.12%.

As a result of our 2012 debt restructurings and the increased proportion of deposits to our total funding, we reduced weighted average coupon rates of outstanding deposits and long-term borrowings to 3.83% at June 30, 2012 from 4.24% and 5.11% at March 31, 2012 and June 30, 2011, respectively. Including the unsecured debt issued on August 3, 2012 and the July 20 and August 6, 2012 announced redemptions of Series C Notes, the weighted average coupon rates on outstanding deposits and long-term borrowings would have been 3.50% at June 30, 2012. See Select Financial Data section for more information on debt rates.

As detailed in the following table, NFR as a percentage of AEA included significant impact from net FSA accretion and debt prepayment penalties.

Adjusted Net Finance Revenue as a % of AEA (dollars in millions)

	Quarters Ended
	June 30, 2012		March 31, 2012		June 30, 2011
Net finance revenue	$84.9	1.05%	$(366.3)	(4.43)%	$60.2	0.70%
FSA impact on net finance revenue	184.1	1.97%	546.3	6.40%	25.8	0.18%
Secured debt prepayment penalties	–	–	–	–	50.0	0.52%
Adjusted net finance revenue	$269.0	3.02%	$180.0	1.97%	$136.0	1.40%

	Six Months Ended June 30,
	2012		2011
Net finance revenue	$(281.4)	(1.72)%	$249.1	1.43%
FSA impact on net finance revenue	730.4	4.21%	(57.3)	(0.45)%
Secured debt prepayment penalties	–	–	85.0	0.43%
Adjusted net finance revenue	$449.0	2.49%	$276.8	1.41%

Net finance revenue and Adjusted net finance revenue are non-GAAP measures, see non-GAAP financial information.

42   CIT GROUP INC

Net Finance Margin (“NFM”) excluding FSA and prepayment penalties improved over the presented periods due to continued reduction in funding costs, a continued shift in asset mix to higher-yielding commercial assets, as well as other yield related items. The sequential change is more relevant as it reflects more consistent comparisons than with the prior year and is discussed in detail.

Lower funding cost improved NFM sequentially by approximately 40 basis points (“bps”), from a full quarter’s benefit of the first quarter’s liability management actions and some benefit for the second quarter liability management. In addition, the higher deposit balance (23% of total funding at June 30, 2012), as mentioned earlier, contributed to lowering the funding costs. NFM benefited from interest recoveries, which resulted from non-accrual asset prepayments, sales and assets returning to accrual status, and other yield-related fees, which together contributed approximately 10 bps to the improvement this quarter. In addition, the 2012 first quarter was negatively impacted by corrections related to prior periods on Vendor Finance loans of about 15 bps. Suspended depreciation on operating lease equipment held for sale, described below, benefits margin until the asset is sold. The benefits totaled approximately 25 bps in the current quarter, consistent with the prior quarter and nearly twice the rate as in the prior-year quarter.

Generally, second quarter 2012 new business yields in Corporate Finance remained relatively stable within product types. Utilization rates in air and railcar assets in Transportation Finance remained strong; rail lease rates continued to improve for most types of railcars and air lease rates reflected some compression. Asset yields vary by vendor program, geography and types of credit in Vendor Finance, and declined slightly in the second quarter of 2012 compared to the first quarter.

NFM also continues to be impacted by our changing business mix, in which cash, student loans and liquid investments continue to represent a significant but declining portion of the overall balance sheet. Continued growth in the relative proportion of commercial loans and leases and further declines in non-accrual loan balances, have contributed to the improved margin.

The following table sets forth the details on net operating lease revenue, before and after the impact of FSA:

Net Operating Lease Revenue as a % of Average Operating Leases (AOL) (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2012	2012	2011	2012	2011
Rental income on operating leases	14.85%	14.69%	15.25%	14.76%	14.95%
Depreciation on operating lease equipment	(4.36)%	(4.60)%	(5.56)%	(4.47)%	(5.65)%
Net operating lease revenue %	10.49%	10.09%	9.69%	10.29%	9.30%
Net operating lease revenue %, excluding FSA	7.26%	6.85%	6.34%	7.05%	6.09%
Net operating lease revenue	$314.8	$301.8	$267.0	$616.6	$515.7
Average Operating Lease Equipment (“AOL”)	$11,999.6	$11,958.7	$11,017.2	$11,989.9	$11,084.8

Net operating lease revenue(4) increased in amount compared to the 2011 periods on higher assets in Transportation Finance and benefited from lower depreciation expense in Vendor Finance (discussed further below). Sequentially, net operating lease revenue was up on higher assets and lower depreciation expense in Transportation Finance, as the first quarter reflected some depreciation acceleration due to impairment charges on equipment. These factors also drive the increases in net operating lease revenue as a percent of AOL. Net operating lease revenue also reflects a benefit from net FSA accretion of $48 million, $49 million and $46 million for the quarters ended June 30, 2012, March 31, 2012 and June 30, 2011, respectively and $97 million and $88 million for the six months ended June 30, 2012 and 2011, respectively.

Net operating lease revenue is primarily generated from the aircraft and rail transportation portfolios. Net operating lease revenue from these portfolios improved from the prior-year quarter and prior quarter, reflecting higher asset balances and strong asset utilization. Commercial aircraft were over 99% leased at June 30, 2012. In the rail portfolio, utilization, including commitments, was 98%, up from 96% in the prior-year quarter and a modest increase from March 31, 2012.

(4)	Net operating lease revenue and average operating lease equipment are non-GAAP measures; see reconciliation of non-GAAP to GAAP financial information.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   43

In addition, the 2012 results compared to last year benefited from lower depreciation expense, primarily in the Vendor Finance business, as a result of certain operating lease equipment being recorded as held for sale. Once a long-lived asset is classified as held for sale, depreciation expense is no longer recognized, but the asset is evaluated for impairment with any such charge recorded in other income. As a result, net operating lease revenue includes rental income on operating lease equipment classified as held for sale, but there is no related depreciation expense. Operating lease equipment in assets held for sale totaled $546 million at June 30, 2012, $314 million at March 31, 2012 and $427 million at June 30, 2011, reflecting assets relating to aerospace equipment and the previously announced Dell Europe platform sale in Vendor Finance. The amount of depreciation not recognized on operating lease equipment in assets held for sale totaled $21 million for the second quarter 2012, $21 million last quarter and $12 million for the second quarter 2011. Year to date, suspended depreciation totaled $42 million for 2012 and $25 million for 2011.

See “Expenses — Depreciation on operating lease equipment” and “Concentrations — Operating Leases” for additional information.

CREDIT METRICS

The improvement in portfolio credit quality trends continued in the second quarter, as net charge-offs and non-accrual loans declined from the prior-year quarter and sequentially. The improvement was broad based across the segments. Management believes that credit metrics are at, or near, cycle lows, and does not expect sustained improving trends from these levels.

Non-accrual loans in our commercial segments declined 57% and 6% from the prior-year quarter and the prior quarter, respectively, to $455 million, or 2.80% as a percentage of finance receivables. On a consolidated basis, including U.S. government-guaranteed student loans, the non-accrual percentage was 2.26% at June 30, 2012, versus 4.77% in the prior-year quarter and 2.35% last quarter.

As a percentage of average finance receivables, net charge-offs in the Commercial segments were 0.42% ($17 million), versus 1.38% ($54 million) in the second quarter of 2011 and 0.56% ($22 million) last quarter. For the first half of 2012, net charge-offs in the Commercial segments were $38 million (0.49%), versus $193 million (2.43%) in 2011, with the improvement largely in Corporate Finance. See the tables that follow for additional details by segment.

The provision for credit losses for the 2012 quarter and year to date compared favorably to the 2011 comparable periods, primarily reflecting lower charge-offs, while the sequential quarter decline reflects a reduction in non-specific reserves in the current quarter.

As a result of adopting FSA, the allowance for loan losses at December 31, 2009 was eliminated and effectively recorded as discounts on loans as part of the fair value of finance receivables. A portion of the discount attributable to embedded credit losses is recorded as non-accretable discount and is utilized as such losses occur, primarily on impaired, non-accrual loans. Any incremental deterioration of loans in this group above the remaining discount results in incremental provisions or charge-offs. Improvements or increases in forecasted cash flows in excess of the non-accretable discount will reduce any allowance on the loan established after emergence from bankruptcy. Once such allowance (if any) has been reduced and the account is returned to accruing status, the non-accretable discount is reclassified to accretable discount and is recorded as finance income over the remaining life of the account. For performing pre-emergence loans, an allowance for loan losses is established to the extent our estimate of inherent loss exceeds the remaining FSA discount. Recoveries of loans charged off pre-emergence (2009 and prior) and loans charged off prior to transfer to held for sale are reflected in other income. For the quarters ended June 30, 2012, and 2011 and March 31, 2012, the balances totaled $19 million, $25 million and $10 million, respectively, while the six months ended June 30, 2012 and 2011, totaled $29 million and $58 million.

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

44   CIT GROUP INC

periods and are recorded by class and included in the allowance for loan losses.

Management updated and enhanced its credit grading models in the quarter ended June 30, 2012 as part of our ongoing model development life cycle. These updates and enhancements did not have a significant impact on the allowance in the period. See Risk Management for additional discussion on the new model development and the allowance for loan losses.

The following table presents a roll forward of the allowance for loan losses and provides summarized components of the provision and allowance:

Allowance for Loan Losses and Provision for Credit Losses (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2012	2012	2011	2012	2011
Allowance – beginning of period	$420.0	$407.8	$402.5	$407.8	$416.2
Provision for credit losses(1)	8.9	42.6	84.1	51.5	206.5
Other(1)	2.1	(8.4)	(7.5)	(6.3)	(4.0)
Net additions	11.0	34.2	76.6	45.2	202.5
Gross charge-offs	(28.0)	(44.2)	(88.3)	(72.2)	(247.7)
Recoveries(2)	11.2	22.2	33.2	33.4	53.0
Net Charge-offs	(16.8)	(22.0)	(55.1)	(38.8)	(194.7)
Allowance – end of period	$414.2	$420.0	$424.0	$414.2	$424.0
Loans
Commercial Segments	$16,202.3	$15,901.7	$15,246.2
Consumer	3,898.2	4,588.9	7,025.7
Total loans	$20,100.5	$20,490.6	$22,271.9
Allowance
Commercial Segments	$414.2	$420.0	$424.0

	Provision for Credit Losses
	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2012	2012	2011	2012	2011
Specific reserves on impaired loans	$9.3	$(10.0)	$(20.0)	$(0.7)	$(48.4)
Non-specific reserves	(17.2)	30.6	49.0	13.4	60.2
Net charge-offs	16.8	22.0	55.1	38.8	194.7
Totals	$8.9	$42.6	$84.1	$51.5	$206.5

	Allowance for Loan Losses
	June 30, 2012	March 31, 2012	December 31, 2011
Specific reserves on impaired loans	$53.9	$44.6	$54.6
Non-specific reserves	360.3	375.4	353.2
Totals	$414.2	$420.0	$407.8

(1)	Includes amounts related to reserves on unfunded loan commitments, letters of credit and for deferred purchase agreements, which are reflected in other liabilities.

(2)	Recoveries for the quarters ended June 30, 2012, March 31, 2012 and June 30, 2011 do not include $18.6 million, $10.4 million and $25.1 million, respectively, and for the six months ended June 30, 2012 and 2011, do not include $29.0 million and $57.6 million, respectively, of recoveries of loans charged off pre-emergence and loans charged off prior to transfer to held for sale, which are included in Other Income.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   45

The consolidated allowance for loan losses as a percentage of finance receivables (including U.S. government guaranteed student loans) was 2.06%, essentially flat with the prior two quarters and up from 1.90% at June 30, 2011. For the commercial segments, the percentages were 2.56%, 2.64% and 2.78% as of June 30, 2012, March 31, 2012 and June 30, 2011, respectively. The reduction in the commercial allowance percentage reflects improving portfolio credit quality, as new originations with lower expected loss replace pre-emergence loans with higher expected loss.

The increase in non-specific reserves for the six months was primarily driven by asset growth, while the modest decrease in specific reserves is consistent with the reduction in non-accrual loans.

FSA discount and allowance balances by segment are presented in the following table:

Segment FSA Discount and Allowance Balances (dollars in millions)

	Finance Receivables pre-FSA	FSA – Accretable Discount	FSA – Non- accretable Discount(1)	Finance Receivables post-FSA	Allowance for Credit Losses	Net Carrying Value
June 30, 2012
Corporate Finance	$7,684.3	$(109.5)	$(25.1)	$7,549.7	$(271.3)	$7,278.4
Transportation Finance	1,813.1	(56.3)	–	1,756.8	(28.5)	1,728.3
Trade Finance	2,371.3	–	–	2,371.3	(29.8)	2,341.5
Vendor Finance	4,566.2	(35.2)	(6.5)	4,524.5	(84.6)	4,439.9
Commercial Segments	16,434.9	(201.0)	(31.6)	16,202.3	(414.2)	15,788.1
Consumer	4,153.0	(251.5)	(3.3)	3,898.2	–	3,898.2
Total	$20,587.9	$(452.5)	$(34.9)	$20,100.5	$(414.2)	$19,686.3
March 31, 2012
Corporate Finance	$7,498.0	$(142.4)	$(31.6)	$7,324.0	$(270.3)	$7,053.7
Transportation Finance	1,767.2	(63.8)	–	1,703.4	(29.2)	1,674.2
Trade Finance	2,388.2	–	–	2,388.2	(30.0)	2,358.2
Vendor Finance	4,543.6	(47.7)	(9.8)	4,486.1	(90.5)	4,395.6
Commercial Segments	16,197.0	(253.9)	(41.4)	15,901.7	(420.0)	15,481.7
Consumer	4,881.8	(289.6)	(3.3)	4,588.9	–	4,588.9
Total	$21,078.8	$(543.5)	$(44.7)	$20,490.6	$(420.0)	$20,070.6
December 31, 2011
Corporate Finance	$7,089.2	$(178.7)	$(47.8)	$6,862.7	$(262.2)	$6,600.5
Transportation Finance	1,564.0	(77.0)	–	1,487.0	(29.3)	1,457.7
Trade Finance	2,431.4	–	–	2,431.4	(29.0)	2,402.4
Vendor Finance	4,495.9	(62.8)	(11.4)	4,421.7	(87.3)	4,334.4
Commercial Segments	15,580.5	(318.5)	(59.2)	15,202.8	(407.8)	14,795.0
Consumer	4,989.3	(303.3)	(3.3)	4,682.7	–	4,682.7
Total	$20,569.8	$(621.8)	$(62.5)	$19,885.5	$(407.8)	$19,477.7

(1)	Non-accretable discount includes certain accretable discount amounts relating to non-accrual loans for which accretion has been suspended.

46   CIT GROUP INC

The following table presents charge-offs, by business segment. See Results by Business Segment for additional information.

Charge-offs as a Percentage of Average Finance Receivables (dollars in millions)

	Quarters Ended						Six Months Ended
	June 30, 2012		March 31, 2012		June 30, 2011		June 30, 2012		June 30, 2011
Gross Charge-offs
Corporate Finance	$7.6	0.41%	$18.0	1.02%	$51.5	2.84%	$25.6	0.71%	$175.0	4.64%
Transportation Finance	0.9	0.22%	7.9	1.97%	–	–	8.8	1.06%	0.7	0.11%
Trade Finance	1.9	0.33%	1.5	0.26%	4.2	0.66%	3.4	0.29%	10.3	0.85%
Vendor Finance	17.2	1.54%	16.2	1.47%	31.4	2.79%	33.4	1.50%	59.3	2.59%
Commercial Segments	27.6	0.69%	43.6	1.13%	87.1	2.22%	71.2	0.91%	245.3	3.09%
Consumer	0.4	0.03%	0.6	0.05%	1.2	0.06%	1.0	0.04%	2.4	0.06%
Total	$28.0	0.55%	$44.2	0.88%	$88.3	1.52%	$72.2	0.71%	$247.7	2.09%
Recoveries(1)
Corporate Finance	$1.1	0.06%	$11.3	0.64%	$12.2	0.67%	$12.4	0.34%	$19.6	0.52%
Transportation Finance	–	–	–	–	–	–	–	–	0.1	0.01%
Trade Finance	0.4	0.07%	0.4	0.07%	6.3	0.98%	0.8	0.06%	8.0	0.67%
Vendor Finance	9.5	0.85%	10.2	0.93%	14.4	1.28%	19.7	0.88%	24.7	1.07%
Commercial Segments	11.0	0.27%	21.9	0.57%	32.9	0.84%	32.9	0.42%	52.4	0.66%
Consumer	0.2	0.01%	0.3	0.02%	0.3	0.01%	0.5	0.02%	0.6	0.01%
Total	$11.2	0.22%	$22.2	0.44%	$33.2	0.57%	$33.4	0.33%	$53.0	0.45%
Net Charge-offs(1)
Corporate Finance	$6.5	0.35%	$6.7	0.38%	$39.3	2.17%	$13.2	0.37%	$155.4	4.12%
Transportation Finance	0.9	0.22%	7.9	1.97%	–	–	8.8	1.06%	0.6	0.10%
Trade Finance	1.5	0.26%	1.1	0.19%	(2.1)	(0.32)%	2.6	0.23%	2.3	0.18%
Vendor Finance	7.7	0.69%	6.0	0.54%	17.0	1.51%	13.7	0.62%	34.6	1.52%
Commercial Segments	16.6	0.42%	21.7	0.56%	54.2	1.38%	38.3	0.49%	192.9	2.43%
Consumer	0.2	0.02%	0.3	0.03%	0.9	0.05%	0.5	0.02%	1.8	0.05%
Total	$16.8	0.33%	$22.0	0.44%	$55.1	0.95%	$38.8	0.38%	$194.7	1.64%

(1)	Net charge-offs do not include recoveries of loans charged off pre-emergence and loans charged off prior to transfer to held for sale, which are recorded in Other Income.

Gross and net charge-offs, were well below the prior-year periods, reflective of our improved portfolio credit quality. Reported recoveries (recoveries on post emergence charge-offs), while down from prior periods, remained relatively high at $11 million and $33 million for the current quarter and six months.

The majority of the improvement was reported in Corporate Finance, as the prior-year included high energy sector charge-offs. Trade Finance continued to experience low levels of customer and client charge-offs during the current period. Charge-offs in Transportation Finance in the first quarter related primarily to two aerospace accounts that had specific reserves at December 31, 2011. The reduction in Vendor Finance net charge-offs from the prior-year periods reflect reduced gross charge-offs across the regions, in addition to continued strong recoveries.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   47

The tables below present information on non-performing loans, which includes assets held for sale for each period:

Non-accrual and Past Due Loans (dollars in millions)

	June 30, 2012	March 31, 2012	December 31, 2011
Non-accrual loans
U.S.	$409.4	$423.4	$623.3
Foreign	45.1	58.0	77.8
Commercial Segments	454.5	481.4	701.1
Consumer	0.4	0.5	0.9
Non-accrual loans	$454.9	$481.9	$702.0
Troubled Debt Restructurings
U.S.	$307.5	$292.7	$427.5
Foreign	32.8	21.0	17.7
Restructured loans	$340.3	$313.7	$445.2
Accruing loans past due 90 days or more
Government guaranteed accruing student loans past due 90 days or more	$251.1	$365.7	$390.3
Other accruing loans past due 90 days or more	2.0	2.2	2.2
Accruing loans past due 90 days or more	$253.1	$367.9	$392.5

Segment Non-accrual Loans as a Percentage of Finance Receivables (dollars in millions)

	June 30, 2012		March 31, 2012		December 31, 2011
Corporate Finance	$315.9	4.18%	$328.9	4.49%	$497.9	7.26%
Transportation Finance	17.3	0.99%	25.3	1.49%	45.0	3.03%
Trade Finance	47.8	2.01%	43.8	1.83%	75.3	3.10%
Vendor Finance	73.5	1.62%	83.4	1.86%	82.9	1.88%
Commercial Segments	454.5	2.80%	481.4	3.03%	701.1	4.61%
Consumer	0.4	0.01%	0.5	0.01%	0.9	0.02%
Total	$454.9	2.26%	$481.9	2.35%	$702.0	3.53%

Non-accrual loans were down, both in amount and as a percentage of finance receivables, from December 31, 2011, as all segments reported improvements. With the exception of Trade Finance, all segments were also below the prior quarter in amount and percentage.

The decline in Corporate Finance in the first quarter from year end primarily reflected the completion of a multi-phased loan portfolio sale that was completed in the 2012 first quarter. The second quarter improvement in Corporate Finance included the return to accrual status of accounts in the SBL unit. The reductions in Transportation Finance (Aerospace) and Trade Finance from December 2011 primarily reflect accounts that have been returned to accrual status following a period of improved performance.

Approximately 75% of our non-accrual accounts were current in payments at June 30, 2012, and our impaired loan carrying value (including FSA discount, specific reserves and charge-offs) to estimated outstanding contractual balances approximated 59%. For this purpose, impaired loans are comprised principally of non-accrual loans over $500,000 and TDRs.

48   CIT GROUP INC

Foregone Interest on Non-accrual Loans and Troubled Debt Restructurings (dollars in millions)

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	U.S.	Foreign	Total	U.S.	Foreign	Total
Interest revenue that would have been earned at original terms	$51.4	$7.5	$58.9	$107.4	$15.6	$123.0
Less: Interest recorded	13.1	2.5	15.6	6.8	3.0	9.8
Foregone interest revenue	$38.3	$5.0	$43.3	$100.6	$12.6	$113.2

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

The tables that follow reflect loan carrying values as of June 30, 2012 and December 31, 2011 of accounts that have been modified.

Troubled Debt Restructurings and Modifications (dollars in millions)

	June 30, 2012			December 31, 2011
	Excluding FSA	Including FSA	% Compliant(1)	Excluding FSA	Including FSA	% Compliant(1)
Troubled Debt Restructurings
Deferral of interest and/or principal	$323.5	$301.5	93%	$461.8	$394.8	94%
Debt forgiveness	1.9	1.6	86%	17.9	12.5	96%
Interest rate reductions	15.3	15.2	100%	24.6	19.0	100%
Covenant relief and other	24.8	22.0	86%	27.0	18.9	77%
	$365.5	$340.3	93%	$531.3	$445.2	94%
Percent non accrual	46%	43%		66%	63%

Modifications(2)	Excluding FSA	% Compliant(1)		Excluding FSA	% Compliant(1)
Interest rate increase/additional collateral	$54.8	100%		$14.9	100%
Extended maturity	131.4	92%		183.6	100%
Covenant relief	121.1	100%		157.4	100%
Principal deferment	7.5	100%		0.3	100%
Other	65.3	78%		120.4	100%
	$380.1			$476.6	100%
Percent non accrual	29%			10%

(1)	% Compliant is calculated using carrying values including FSA for Troubled Debt Restructurings and carrying values excluding FSA for Modifications.

(2)	Table depicts the predominant element of each modification, which may contain several of the characteristics listed.

See Note 2 — Loans for additional information regarding TDRs.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   49

OTHER INCOME

Non-Interest Income (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2012	2012	2011	2012	2011
Rental income on operating leases	$445.5	$439.3	$420.2	$884.8	$829.1
Other Income:
Gains on loan and portfolio sales	26.5	145.4	88.1	171.9	167.9
Factoring commissions	28.9	32.3	30.9	61.2	64.7
Counterparty receivable accretion	44.8	9.0	30.0	53.8	60.1
Gains on sales of leasing equipment	23.2	19.5	16.5	42.7	57.0
Fee revenues	18.3	17.0	20.8	35.3	41.9
Other revenues	12.8	17.6	33.3	30.4	36.6
Recoveries of loans charged off pre-emergence and loans charged off prior to transfer to held for sale	18.6	10.4	25.1	29.0	57.6
Gain on investment sales	4.4	19.1	10.3	23.5	27.2
(Losses) gains on derivatives and foreign currency exchange	(4.6)	0.7	(9.1)	(3.9)	13.8
Impairment on assets held for sale	(28.9)	(21.6)	(12.5)	(50.5)	(23.0)
Total other income	144.0	249.4	233.4	393.4	503.8
Total non-interest income	$589.5	$688.7	$653.6	$1,278.2	$1,332.9

Total Non-interest Income includes Rental Income on Operating Leases and Other income. The increase in Rental income on operating leases is discussed in “Net Finance Revenues” and “Financing and Leasing Assets — Results by Business Segment”. See also “Concentrations — Operating Leases” for additional information on operating leases. The declines for the quarter and six months ended June 30, 2012 of Other Income reflect the following:

Gains on loan and portfolio sales fluctuate based on the volume and types of loans sold. Sales activity for the 2012 second quarter totaled over $1.1 billion and consisted of $1.1 billion in Consumer (primarily student loans; $14 million gain) and $0.1 billion in Corporate Finance ($11 million gain). Sales in the 2012 first quarter were $0.8 billion, consisting of $0.5 billion in Consumer (student loans) and $0.3 billion in Corporate Finance. The 2012 first quarter reflected a $138 million gain from the completion of the final phases of a Corporate Finance loan portfolio sale in which many of the loans had a low carrying value due to being on non-accrual and also included FSA adjustments. Sales in second quarter 2011 were $0.5 billion and consisted of $0.3 billion in Vendor Finance ($24 million gain) primarily related to the sale of a Canada portfolio and $0.2 billion in Corporate Finance ($62 million gain), which included non-accrual loans that were in held for sale.

Factoring commissions were down from the comparable periods primarily reflecting lower factoring volume.

Counterparty receivable accretion primarily relates to the accretion of a fair value discount on the receivable from GSI related to the GSI Facilities. FSA accretion on the counterparty receivable was accelerated during the 2012 second quarter to reflect a return of cash to CIT due to higher valuation of pledged assets in the GSI Facilities. See Note 5 — Long-term Borrowings.

Gains on sales of leasing equipment resulted from sales of $341 million of equipment in the current quarter as part of our normal fleet and residual management activities, versus $234 million last quarter and $224 million in the 2011 second quarter. Equipment sales in the current quarter consisted of $199 million in Transportation Finance assets (mostly aerospace related), $90 million in Vendor Finance assets and $52 million in Corporate Finance assets. Gains as a percentage of equipment sold were down from last quarter and the prior year quarter and will vary based on the type and age of equipment sold.

Fee revenues are primarily comprised of servicing fees, letters of credit fees, documentation and wire transfer fees and advisory fees.

Other revenues include items that are more periodic in nature, such as proceeds received in excess of carrying value on non-accrual accounts held for sale, which were repaid or had another workout resolution, and insurance proceeds in excess of carrying value on damaged leased equipment, and also includes insurance premiums earned as well as income from joint ventures. The current quarter is down from the 2011 quarter, which included a non-recurring benefit of $11 million related to a change in the aircraft order book and corresponding acceleration of FSA.

Recoveries of loans charged off pre-emergence and loans charged off prior to transfer to held for sale reflects repayments or other workout resolutions on loans charged off prior to emergence from bankruptcy and loans charged off prior to

50   CIT GROUP INC

classification as held for sale. These recoveries are recorded as other income, not as a reduction to the provision for loan losses. The increase from the 2012 first quarter is due to higher recoveries in Corporate Finance, while the decline from the prior year reflects a general downward trend as the Company moves further away from its emergence date.

Gains on investment sales reflects sales of equity investments, primarily in Corporate Finance, and the 2012 first quarter included an $11 million gain related to securities in the Corporate Finance portfolio sale.

(Losses) gains on derivatives and foreign currency exchange largely are driven by transactional exposures and economic hedges that do not qualify for hedge accounting. The net loss in the second quarter of 2012 and 2011 reflect unfavorable currency movements offsetting net gains on derivative instruments, while the reverse occurred in the 2012 first quarter when favorable currency movements offset losses on derivative instruments. See Note 6 — Derivative Financial Instruments for additional information on derivatives.

Impairment on assets held for sale in the second quarter 2012 included $20 million of impairment charges related to Vendor Finance operating lease equipment that were transferred to held for sale in 2011 and $9 million of transportation equipment, mostly aerospace assets. Impairment charges in the first quarter 2012 included $20 million of impairment charges related to Vendor Finance operating lease equipment that were transferred to held for sale in 2011. Second quarter 2011 impairment on assets held for sale related to Vendor Finance operating lease equipment ($9 million) and Corporate Finance loans. When a long-lived asset is classified as held for sale, depreciation expense is no longer recognized but the asset is evaluated for impairment with any such charge recorded in other income. (See Expenses for related discussion on depreciation on operating lease equipment.)

EXPENSES

Other Expenses (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2012	2012	2011	2012	2011
Depreciation on operating lease equipment	$130.7	$137.5	$153.2	$268.2	$313.4
Salaries and general operating expenses:
Compensation and benefits	136.7	133.6	124.2	270.3	241.3
Technology	17.8	18.8	18.1	36.6	36.8
Professional fees	13.3	20.0	35.3	33.3	66.0
Net occupancy expense	9.8	9.1	9.7	18.9	19.8
Provision for severance and facilities exiting activities	1.4	4.5	0.9	5.9	7.5
Other expenses	61.2	37.3	50.3	98.5	72.0
Operating expenses	240.2	223.3	238.5	463.5	443.4
Losses on debt extinguishments	21.5	22.9	–	44.4	–
Total expenses	$392.4	$383.7	$391.7	$776.1	$756.8
Headcount	3,566	3,526	3,480

Depreciation on operating lease equipment is recognized on owned equipment over the lease term or estimated useful life of the asset. The decline from last quarter primarily reflected lower impairments on Transportation Finance equipment on lease. Impairments recorded on equipment on lease is reported as depreciation expense. Depreciation expense declined from last year reflecting the suspension of depreciation on operating lease equipment once it is transferred to held for sale, mostly related to Vendor Finance. The amount of depreciation not recognized on operating lease equipment in assets held for sale totaled $21 million for the second quarter 2012, $21 million last quarter and $12 million for the second quarter 2011. Year to date, suspended depreciation totaled $42 million for 2012 and $25 million for 2011. To a lesser extent, depreciation expense is driven by asset mix. The Transportation Finance operating lease equipment portfolio has been growing, while the shorter-term portfolios in Vendor Finance and Corporate Finance have declined. Depreciation expense also includes a component of FSA adjustments. FSA adjustments reduced depreciation expense by $54 million in the current quarter, $57 million last quarter, and $61 million in the 2011 first quarter. Year to date, depreciation FSA adjustments totaled $111 million for 2012 and $122 million for 2011. See “Net Finance Revenues”. See also “Financing and Leasing Assets — Results by Business Segment” and “Concentrations — Operating Leases” for additional information.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   51

Operating expenses reflect the following:

■	Compensation and benefits increased from last quarter as a result of the inclusion of an entire quarter expense associated with equity awards issued during the first quarter and other employee related expenses. The increases compared to the 2011 periods reflect higher incentive compensation expenses, including increased number of employees. Headcount at June 30, 2012 was up 4% from in the prior-year quarter and 2% from March 31, 2012.

■	Professional fees included legal and other professional fees such as tax, audit, and consulting services. The decrease from last quarter reflects amounts received on favorable legal and tax resolutions, while the decline from the 2011 periods also reflects lower consulting costs for risk management and other projects.

■	Provision for severance and facilities exiting activities reflects various organization efficiency and cost reduction initiatives. Severance costs include employee termination benefits incurred in conjunction with these initiatives. The facility exiting activities primarily relate to location closings and facility consolidation charges.

■	Other expenses increased during the 2012 second quarter from the prior periods. The current quarter included $14 million for the establishment of an indemnification reserve related to pre-emergence asset sales. This charge, which should have been recorded in prior periods and is related to consumer assets sales that occurred prior to 2005, is fully reserved and was largely offset by other items. In addition, Bank deposit related expenses have increased $4 million to approximately $11 million from last quarter and $10 million from the prior-year quarter. Year to date, these are up $12 million over 2011.

Losses on debt extinguishments in the current quarter reflected underwriting costs and accelerated fees related to liability management actions taken during the quarter, while the 2012 first quarter loss reflected underwriting costs for the debt issued in February to refinance Series A debt redeemed in March.

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

FSA remains a considerable factor on our Net Finance Revenue, while the impact on Credit Metrics trends has lessened. Net finance revenue reflects the accretion of the FSA adjustments to the loans and leases, as well as debt. Given the ongoing impact of FSA on CIT’s financial statements and to a lesser extent, credit metrics, the results are generally not comparable with those of other financial institutions. Whereas other financial institutions may be experiencing declining reserves resulting from current credit trends, CIT’s allowance may not have declined as much during 2012.

The following table presents FSA adjustments by balance sheet caption:

Accretable Fresh Start Accounting (Discount) / Premium (dollars in millions)

	June 30, 2012	March 31, 2012	December 31, 2011	June 30, 2011
Loans	$(452.5)	$(543.5)	$(621.8)	$(976.5)
Operating lease equipment, net	(2,670.9)	(2,743.3)	(2,803.1)	(2,891.6)
Intangible assets	42.3	50.0	63.6	84.1
Other assets	(59.3)	(104.1)	(113.1)	(165.4)
Total assets	$(3,140.4)	$(3,340.9)	$(3,474.4)	$(3,949.4)
Deposits	$7.1	$10.1	$14.5	$24.4
Long-term borrowings	(1,016.3)	(1,327.7)	(2,018.9)	(2,436.8)
Other liabilities	6.5	12.7	25.7	47.9
Total liabilities	$(1,002.7)	$(1,304.9)	$(1,978.7)	$(2,364.5)

Interest income is increased by the FSA accretion on loans, which as of June 30, 2012 primarily relates to Consumer ($0.3 billion) and Corporate Finance ($0.1 billion). Due to the contractual maturity of the underlying loans, the majority of the accretion on consumer loans will be over a longer time period, generally 10 years, while most commercial loan accretion income will be realized within the next 2 years. In addition to the yield related accretion on loans, the decline in accretable balance has been accelerated, primarily as a result of asset sales. In addition, approximately $35 million of non-accretable discounts remained at June 30, 2012.

52   CIT GROUP INC

Interest expense is increased by the accretion of the long-term borrowings FSA balance, which is recognized over the time to contractual maturity of the underlying debt. If the debt is repaid prior to its contractual maturity, and the repayment is accounted for as a debt extinguishment, accretion of the FSA discount on the underlying debt would be accelerated. If the repayment is accounted for as a debt modification, the FSA discount is amortized over the term of the new financing on an effective yield method. Debt maturity terms are: 2016 – 2017 for the Series C Notes that were exchanged from Series A, and 2012 – 2040 for the secured borrowings, of which approximately 80% is expected to be recognized by 2021. See “Funding, Liquidity and Capital” and Item 8 Financial Statements and Supplementary Data, Note 15 — Subsequent Events for additional information on Series C Notes redemptions.

The following table summarizes the estimated scheduled FSA accretion on the Series C Notes and secured borrowings as of June 30, 2012. The table assumes repayment of the Series C Notes on its scheduled due date, but could be different as described above. FSA accretion of approximately $370 million on the announced redemptions of Series C Notes during the 2012 third quarter remains in the various years in the table below, as the redemptions were after the quarter ended. Differences will also occur if contractual cash flows related to assets underlying the secured borrowings are received faster than obligated. The differences from the estimates could vary materially and are inherently subject to significant uncertainties that may be beyond the Company’s control.

FSA Debt and Deposit (Discount) / Premium Accretion (dollars in millions)

Debt Type	Outstanding FSA Balance	Remaining 2012	2013	2014	2015	2016 and Thereafter
Series C Notes(1)	$(475.6)	$(45.0)	$(97.1)	$(107.3)	$(118.6)	$(107.6)
Secured Borrowings	(492.0)	(36.1)	(70.1)	(61.7)	(52.5)	(271.6)
Other Debt	(48.7)	(1.2)	(2.1)	(2.4)	(2.8)	(40.2)
Deposits	7.1	3.6	4.3	0.6	(0.4)	(1.0)
Total	$(1,009.2)	$(78.7)	$(165.0)	$(170.8)	$(174.3)	$(420.4)

(1)	The FSA discount relates to the Series A Notes that were exchanged to Series C Notes.

Depreciation expense is reduced by the accretion of the operating lease equipment discount, essentially all of which is related to Transportation Finance aircraft and rail operating lease assets. We estimated an economic average life before disposal of these assets of approximately 15 years for aerospace assets and 30 years for rail assets.

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

Other assets relates primarily to a discount on receivables from GSI in conjunction with the GSI Facilities as further described under “Funding, Liquidity and Capital”. The discount is accreted into income over the expected payout of the associated receivables.

The following table summarizes the impact of accretion and amortization of FSA adjustments on the Consolidated Statement of Operations for the quarters and six months ended June 30:

Accretion/(Amortization) of Fresh Start Accounting Adjustments (dollars in millions)

	Quarter Ended June 30, 2012
	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Consumer	Corporate and Other	Total CIT
Interest income	$39.9	$8.1	$–	$12.2	$16.5	$–	$76.7
Interest expense	(55.3)	(153.8)	(9.7)	(42.8)	(5.2)	(41.6)	(308.4)
Rental income on operating leases	–	(6.4)	–	–	–	–	(6.4)
Depreciation expense	0.7	52.4	–	0.9	–	–	54.0
FSA-net finance revenue	(14.7)	(99.7)	(9.7)	(29.7)	11.3	(41.6)	(184.1)
Other income	34.5	6.9	–	–	3.4	–	44.8
Total	$19.8	$(92.8)	$(9.7)	$(29.7)	$14.7	$(41.6)	$(139.3)

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   53

	Quarter Ended March 31, 2012
	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Consumer	Corporate and Other	Total CIT
Interest income	$53.0	$9.0	$–	$15.9	$13.2	$–	$91.1
Interest expense	(130.8)	(309.7)	(23.1)	(107.0)	(34.5)	(81.7)	(686.8)
Rental income on operating leases	–	(8.1)	–	–	–	–	(8.1)
Depreciation expense	0.8	55.6	–	1.1	–	–	57.5
FSA-net finance revenue	(77.0)	(253.2)	(23.1)	(90.0)	(21.3)	(81.7)	(546.3)
Other income	6.9	1.4	–	–	0.7	–	9.0
Total	$(70.1)	$(251.8)	$(23.1)	$(90.0)	$(20.6)	$(81.7)	$(537.3)

	Quarter Ended June 30, 2011
Interest income	$136.6	$18.9	$–	$42.7	$22.5	$–	$220.7
Interest expense	(132.4)	(81.0)	(7.9)	(40.2)	(13.7)	(17.3)	(292.5)
Rental income on operating leases	–	(15.1)	–	–	–	–	(15.1)
Depreciation expense	1.4	56.8	–	2.9	–	–	61.1
FSA-net finance revenue	5.6	(20.4)	(7.9)	5.4	8.8	(17.3)	(25.8)
Other income	23.1	4.6	–	–	2.3	–	30.0
Total	$28.7	$(15.8)	$(7.9)	$5.4	$11.1	$(17.3)	$4.2

	Six Months Ended June 30, 2012
Interest income	$92.9	$17.1	$–	$28.1	$29.7	$–	$167.8
Interest expense	(186.1)	(463.5)	(32.8)	(149.8)	(39.7)	(123.3)	(995.2)
Rental income on operating leases	–	(14.5)	–	–	–	–	(14.5)
Depreciation expense	1.5	108.0	–	2.0	–	–	111.5
FSA-net finance revenue	(91.7)	(352.9)	(32.8)	(119.7)	(10.0)	(123.3)	(730.4)
Other income	41.4	8.3	–	–	4.1	–	53.8
Total	$(50.3)	$(344.6)	$(32.8)	$(119.7)	$(5.9)	$(123.3)	$(676.6)

	Six Months Ended June 30, 2011
Interest income	$300.1	$36.8	$–	$85.5	$45.0	$–	$467.4
Interest expense	(248.7)	(124.5)	(11.5)	(59.8)	(28.2)	(25.1)	(497.8)
Rental income on operating leases	–	(34.1)	–	–	–	–	(34.1)
Depreciation expense	2.4	113.5	–	5.9	–	–	121.8
FSA-net finance revenue	53.8	(8.3)	(11.5)	31.6	16.8	(25.1)	57.3
Other income	46.3	9.2	–	–	4.6	–	60.1
Total	$100.1	$0.9	$(11.5)	$31.6	$21.4	$(25.1)	$117.4

INCOME TAXES

Income Tax Data (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2012	2012	2011	2012	2011
Provision for income taxes	$14.1	$35.9	$24.0	$50.0	$72.8
Discrete items (Tax liability releases/NOL valuation adjustments/Changes in uncertain tax liabilities)	13.7	4.0	(2.6)	17.7	10.8
Provision for income taxes – Total	$27.8	$39.9	$21.4	$67.7	$83.6
Effective tax rate – Total	(66.7)%	(9.8)%	(73.8)%	(15.1)%	(81.2)%
Effective tax rate – Total – excluding discrete items	(33.8)%	(8.8)%	(82.7)%	(11.2)%	(70.7)%

54   CIT GROUP INC

The Company’s second quarter tax provision of $27.8 million increased from $21.4 million in the prior-year quarter. The increase was primarily driven by several discrete charges during the quarter partially offset by a reduction in foreign tax expense on lower international earnings. The second quarter provision also included a $16 million reduction to the provision for income taxes associated with the correction of certain foreign tax accruals relating to prior periods, resulting in a sequential quarterly decline.

The Company’s tax provision of $67.7 million for the six months ended June 30, 2012 decreased from $83.6 million in the prior year period. This decrease was primarily a result of lower international earnings and the previously mentioned corrections of certain foreign tax accruals. The year-to-date provision reflects income tax expense on the earnings of certain international operations and no income tax benefit recorded on the domestic losses. The Company has not recognized any tax benefit on its domestic losses due to uncertainties related to future utilization of net operating loss carry-forwards. The actual year-end 2012 effective tax rate may vary from the currently projected tax rate due to changes in the mix of domestic and international earnings.

The tax provision for the second quarter and six months ended 2012 included net discrete tax charges of $13.7 million and $17.7 million, respectively. Included in these amounts are $29.5 million and $33.5 million of incremental taxes mainly associated with international audit settlements and an increase in a U.S. deferred tax liability on certain indefinite life assets that cannot be used as a source of future taxable income in the assessment of the domestic valuation allowance. The year-to-date tax provision also includes a $16 million reduction to the provision for income taxes associated with the correction of certain foreign tax accruals relating to prior periods. The net discrete tax expense also included a tax benefit of $146.5 million caused by a release of tax reserves established on an uncertain tax position taken on certain tax losses following a favorable ruling from the tax authorities and a $98.4 million tax benefit associated with a tax position taken on a prior-year restructuring transaction which was addressed during the quarter. Both of the aforementioned benefits were fully offset by corresponding increases to the domestic valuation allowance.

As of December 31, 2011, CIT had cumulative U.S. federal net operating loss carry-forwards (NOLs) of $4.0 billion. The release of the above mentioned uncertain tax positions will allow for the recognition of approximately $605 million of additional U.S. federal NOLs. Excluding FSA adjustments, which are not included in the calculation of U.S. federal taxable income, the Company generated a domestic pretax loss in the second quarter and year-to-date of $22 million and $203 million, respectively, which will also increase the NOLs. Pursuant to Section 382 of the Internal Revenue Code, the Company is generally subject to a $230 million annual limitation on the use of its $1.9 billion of pre-emergence NOLs. NOLs arising in post-emergence years are not subject to this limitation absent another ownership change for U.S. tax purposes.

Liabilities for Uncertain Tax Position

The Company’s liability for uncertain tax positions totaled $313 million at June 30, 2012 and $549 million at December 31, 2011. Management estimates that this liability may be reduced by up to $10 million within the next twelve months. During the second quarter, there was a reduction of $146.5 million caused by a release of tax reserves established on an uncertain tax position taken on certain tax losses following a favorable ruling from the tax authorities and a reduction of $98.4 million associated with a tax position taken on a prior-year restructuring transaction which was addressed during the quarter. Both of the aforementioned benefits were fully offset by corresponding increases to the domestic valuation allowance.

RESULTS BY BUSINESS SEGMENT

Information about our segments is also in Item 1, Note 14 — Business Segment Information. Risks associated with the services provided by our segments are discussed in “Business Segments” section of Item 1 Business Overview in the 2011 Form 10-K.

Though three of our four commercial segments reported pretax losses for the first half of 2012, these results were driven by FSA accretion associated with accelerated debt repayments. Excluding these amounts, all operating segments were profitable for the first half.

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

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   55

Pre-tax income (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2012	2012	2011	2012	2011
Earnings Summary
Interest income	$171.1	$175.8	$252.9	$346.9	$528.7
Interest expense	(130.9)	(218.2)	(200.7)	(349.1)	(389.2)
Provision for credit losses	(7.7)	(22.7)	(60.8)	(30.4)	(125.3)
Rental income on operating leases	2.3	2.8	6.3	5.1	10.0
Other income	76.7	201.0	114.2	277.7	269.5
Depreciation on operating lease equipment	(1.2)	(1.1)	(2.2)	(2.3)	(4.6)
Other expenses, excluding depreciation	(60.8)	(67.3)	(63.2)	(128.1)	(117.9)
Income before provision for income taxes	$49.5	$70.3	$46.5	$119.8	$171.2
Pre-tax Income-Excluding Accelerated FSA Net Discount/(Premium) on Debt Extinguishments and Repurchases(1)	$93.5	$177.4	$73.1	$270.9	$200.4
Select Average Balances
Average finance receivables (AFR)	$7,374.2	$7,082.2	$7,247.3	$7,214.5	$7,531.2
Average earning assets (AEA)	7,459.5	7,222.8	7,515.5	7,331.3	7,779.9
Statistical Data
Net finance revenue (interest and rental income, net of interest and depreciation expense) as a % of AEA	2.21%	(2.25)%	3.00%	0.02%	3.72%
Funded new business volume	$969.4	$1,038.1	$688.1	$2,007.5	$1,121.8

(1)	Non-GAAP measurement, see “Non-GAAP Measurements” for a reconciliation on non-GAAP to GAAP financial information.

Results for the 2012 second quarter included $44 million of allocated accelerated debt FSA discount accretion, as compared to $27 million and $107 million in the 2011 second quarter and last quarter, respectively. Excluding accelerated debt FSA discount accretion, pre-tax income rose nearly 28% from the prior-year quarter, reflecting lower funding costs and lower credit provisions and was down from last quarter, which included substantial gains on receivable sales due to the completion of the final phase of a loan portfolio sale. Year to date results excluding accelerated FSA interest expense related to debt extinguishments were up from last year on lower credit costs and gains on first quarter asset sales, partially offset by lower net FSA accretion.

Committed new business volume increased 29% from the prior-year quarter to $1.3 billion and was up 57% year to date to $2.8 billion. CIT Bank originated the vast majority of the 2012 U.S. funded volume, including 91% for the 2012 second quarter, up from 79% in the prior-year quarter. Corporate Finance assets in CIT Bank totaled $4.0 billion, which surpassed the non-bank portfolio of $3.7 billion at June 30, 2012. Second quarter 2012 new business yields in Corporate Finance remained relatively stable within product types

Other highlights included:

■	Excluding accelerated debt FSA discount accretion, net finance revenue (interest and rental income, net of interest and depreciation expense) was $85 million, flat with the year-ago quarter, and up from $66 million last quarter. Year to date 2012 totaled $152 million, down from $174 million in 2011 on lower financing and leasing assets. FSA accretion, absent the accelerated debt FSA discount accretion, increased net finance revenue by $29 million for the current quarter, compared to increases of $32 million in the prior-year quarter and $30 million last quarter. The year to date increases totaled $59 million for 2012, down from $83 million in 2011.

■	Other income was down from the prior quarter and prior year quarter on lower gains on asset sales, partially offset by higher FSA accretion on a counterparty receivable. Other income included $17 million of gains on $145 million of asset sales, including investments, as compared to $73 million of gains on $185 million of asset sales last year and $170 million of gains on $330 million of asset sales last quarter. FSA accretion on a counterparty receivable was accelerated during the 2012 second quarter to reflect a return of cash to CIT due to higher revaluation of pledged assets in the GSI Facilities. For the quarter, FSA accretion was $34 million, up from $7 million last quarter and $23 million in the 2011 second quarter. Other income also included $12 million from recoveries of loans charged off pre-emergence and loans charged off prior to transfer to held for sale, up from $5 million in the prior quarter and $10 million in the prior-year quarter.

■	Non-accrual loans declined to $316 million from $329 million in the prior quarter and $793 million in the prior-year quarter on sales, payments and charge-offs. Net charge-offs were $7 million, slightly down from the prior quarter and down from $39 million in the prior-year quarter, which included charge-offs in a specific Canadian portfolio. Year to date 2012 net charge-offs

56   CIT GROUP INC

were $13 million, down significantly from $155 million in 2011. The provision for credit losses reflect reserves established for asset growth. The decreases in the provision reflect improved portfolio credit quality.

■	Financing and leasing assets totaled $7.7 billion, a 4% increase from the prior quarter and 8% year to date, as new business volume offset sales and portfolio collections.

Transportation Finance

Transportation Finance primarily leases commercial aircraft to airlines globally and rail equipment to North American operators, and provides other financing to these and other customers in the transportation and defense sectors. Revenue is generated from rents collected on leased assets, and to a lesser extent from interest on loans, fees, and gains from assets sold.

Pre-tax income (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2012	2012	2011	2012	2011
Earnings Summary
Interest income	$35.5	$34.0	$43.5	$69.5	$86.1
Interest expense	(288.4)	(458.9)	(250.8)	(747.3)	(461.3)
Provision for credit losses	(0.1)	(7.6)	(4.7)	(7.7)	(6.5)
Rental income on operating leases	382.9	374.7	340.0	757.6	665.0
Other income	14.5	13.3	29.1	27.8	53.1
Depreciation on operating lease equipment	(101.9)	(107.9)	(93.0)	(209.8)	(189.5)
Other expenses, excluding depreciation	(42.7)	(45.8)	(37.4)	(88.5)	(77.1)
Income (loss) before (provision) benefit for income taxes	$(0.2)	$(198.2)	$26.7	$(198.4)	$69.8
Pre-tax Income-Excluding Accelerated FSA Net Discount/(Premium) on Debt Extinguishments and Repurchases(1)	$129.3	$80.6	$71.1	$209.9	$118.6
Select Average Balances
Average finance receivables (AFR)	$1,722.8	$1,596.6	$1,348.0	$1,653.5	$1,360.3
Average operating leases (AOL)	11,773.1	11,716.3	10,572.9	11,755.5	10,612.1
Average earning assets (AEA)	13,688.3	13,407.2	12,171.9	13,549.6	12,116.8
Statistical Data
Net finance revenue (interest and rental income, net of interest and depreciation expense) as a % of AEA	0.82%	(4.72)%	1.30%	(1.92)%	1.66%
Operating lease margin as a % of AOL	9.55%	9.11%	9.34%	9.32%	8.96%
Funded new business volume	$640.0	$289.7	$398.8	$929.7	$716.7

(1)	Non-GAAP measurement, see “Non-GAAP Measurements” for a reconciliation on non-GAAP to GAAP financial information.

Pre-tax earnings were impacted by allocated accelerated debt FSA discount accretion, which resulted from debt prepayment activities, of $130 million in the current quarter, $44 million in the second quarter of 2011 and $279 million last quarter. Excluding accelerated debt FSA discount accretion, pre-tax income rose 82% over the 2011 second quarter and 60% sequentially to $129 million reflecting improved finance revenue on higher portfolio assets, and lower funding and credit costs. Financing and leasing assets grew approximately $1.6 billion from June 30, 2011 and $0.5 billion from December 31, 2011.

■	Excluding accelerated FSA interest expense, net finance revenue was $158 million, up from $84 million in the prior-year quarter and $121 million last quarter. Year-to-date on this basis, net finance revenue was $278 million this year and $149 million for 2011. The increases reflect lower funding costs and increased railcar utilization and lease rates. Excluding accelerated FSA interest expense, net FSA accretion added $30 million to net finance revenue in the current quarter, $24 million in the second quarter of 2011 and $26 million last quarter. FSA accretion impacts included a reduction in depreciation expense and reduction to rental income from amortization of lease contract intangible assets.

■	Equipment utilization remained strong with over 99% of commercial air and 98% of rail equipment on lease or under a commitment at June 30, 2012. All remaining 2012 aircraft deliveries have lease commitments.

■	Other income primarily consists of gains on asset sales and FSA accretion on counterparty receivable, partially offset by impairment charges on assets held for sale.

■	Credit metrics remain strong with non-accrual loans down to $17 million, less than 1% of outstanding receivables at June 30, 2012, and net charge-offs of under $1 million, down from $8 million last quarter. The provision for credit losses was down reflecting the credit trends.

■	Financing and leasing assets grew approximately $1.6 billion from June 30, 2011, with $1.3 billion of this growth in Aerospace, primarily operating lease assets.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   57

Finance receivables increased by $0.4 billion from June 30, 2011 to $1.8 billion. At June 30, 2012, assets held for sale was $0.4 billion, consisting mostly of 11 aircraft.

■	New business volume of $0.6 billion reflects the addition of six operating lease aircraft and approximately 2,000 railcars, and also included $0.1 billion of finance receivables. At June 30, 2012, we had 157 aircraft on order from manufacturers, with deliveries scheduled through 2019. See Note 12 — Commitments. We also have future purchase commitments for approximately 7,300 railcars at June 30, 2012 with scheduled 2012 and 2013 deliveries, of which approximately 80% have lease commitments.

■	Transportation Finance financing and leasing assets at CIT Bank increased to $1.2 billion from $0.4 billion at June 30, 2011. In the current quarter approximately $170 million of railcar operating lease equipment volume ($220 million year-to-date) and $110 million of aerospace loan volume ($215 million year-to-date) was funded by CIT Bank. Also, in the first quarter, CIT Bank purchased a portfolio of approximately $200 million of loans secured by in-production Boeing and Airbus aircraft.

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

Pre-tax income (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2012	2012	2011	2012	2011
Earnings Summary
Interest income	$14.1	$14.5	$17.9	$28.6	$35.0
Interest expense	(17.7)	(32.4)	(29.5)	(50.1)	(55.2)
Provision for credit losses	2.2	(3.8)	(4.0)	(1.6)	(7.3)
Other income, commissions	28.9	32.3	30.9	61.2	64.7
Other income, excluding commissions	4.4	4.0	11.8	8.4	14.7
Other expenses	(28.8)	(31.6)	(26.4)	(60.4)	(54.2)
Income (loss) before (provision) benefit for income taxes	$3.1	$(17.0)	$0.7	$(13.9)	$(2.3)
Pre-tax Income – Excluding Accelerated FSA Net Discount/(Premium) on Debt Extinguishments and Repurchases(1)	$11.9	$4.2	$5.6	$16.1	$3.1
Select Average Balances
Average finance receivables (AFR)	$2,346.7	$2,360.7	$2,568.7	$2,348.8	$2,439.5
Average earning assets (AEA)(2)	1,100.6	1,196.8	1,421.9	1,148.7	1,395.1
Statistical Data
Net finance revenue (interest and rental income, net of interest and depreciation expense) as a % of AEA	(1.31)%	(5.98)%	(3.26)%	(3.74)%	(2.90)%
Factoring volume	$5,894.4	$6,003.8	$6,142.2	$11,898.2	$12,272.9

(1)	Non-GAAP measurement, see “Non-GAAP Measurements” for a reconciliation on non-GAAP to GAAP financial information.

(2)	AEA is lower than AFR as it is reduced by the average credit balances for factoring clients.

Pre-tax income was impacted by allocated accelerated debt FSA discount accretion, as a result of debt prepayment activities, of $9 million in the current quarter, $5 million in the second quarter of 2011 and $21 million last quarter. Excluding accelerated FSA interest expense, pre-tax earnings were up for the 2012 second quarter on improved funding costs and a net benefit in the provision for credit losses versus a charge in the prior periods.

■	Excluding accelerated debt FSA discount accretion, net finance revenue was $5 million in the current quarter, improved from $(7) million in the prior-year quarter and $3 million last quarter. For the six months ended, net finance revenue excluding accelerated debt FSA discount accretion was $8 million, up from $(15) million during 2011. The improvements from the losses in the prior-year quarter reflected lower funding costs from lower borrowing rates lower letter of credit related charges and a reduction in non-accrual loans. FSA had no impact on interest income in 2012 or 2011.

■	Factoring commissions of $29 million were down from the prior-year quarter and last quarter. Factoring volume was $5.9 billion, down 4% from the prior-year quarter and less than 2% sequentially. Year to date, factoring

58   CIT GROUP INC

volume was down 3%, primarily due to a couple of large non-apparel clients, where we are managing our exposure.

■	Non-accrual loans were up slightly to $48 million from last quarter, but remain below December 31, 2011 ($75 million) and June 30, 2011 ($73 million), primarily due to accounts returning to accrual status and reductions in exposures. The provision for credit losses was down $6.0 million versus last quarter and $6.2 million compared to the prior-year quarter.

■	Finance receivables were $2.4 billion, essentially flat with last quarter and down $0.2 billion from the prior-year quarter. Off-balance sheet receivables, resulting from clients with deferred purchase factoring agreements, were $1.3 billion, down $0.3 billion from the prior quarter and up $0.1 billion from the prior-year quarter.

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

Pre-tax income (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2012	2012	2011	2012	2011
Earnings Summary
Interest income	$135.6	$132.5	$211.6	$268.1	$438.3
Interest expense	(110.7)	(186.0)	(157.5)	(296.7)	(298.5)
Provision for credit losses	(3.1)	(8.2)	(13.7)	(11.3)	(65.6)
Rental income on operating leases	60.3	61.8	73.9	122.1	154.1
Other income	7.6	(4.4)	52.5	3.2	85.7
Depreciation on operating lease equipment	(27.6)	(28.5)	(58.0)	(56.1)	(119.3)
Other expenses, excluding depreciation	(74.2)	(80.3)	(80.0)	(154.5)	(156.0)
Income (loss) before (provision) benefit for income taxes	$(12.1)	$(113.1)	$28.8	$(125.2)	$38.7
Pre-tax Income (Loss) – Excluding Accelerated FSA Net Discount/ (Premium) on Debt Extinguishments and Repurchases(1)	$26.8	$(14.0)	$53.2	$12.8	$63.6
Select Average Balances
Average finance receivables (AFR)	$4,464.2	$4,435.6	$4,503.7	$4,444.9	$4,565.9
Average operating leases (AOL)	206.2	215.4	386.8	210.5	409.3
Average earning assets (AEA)	5,050.2	5,029.1	5,582.1	5,033.2	5,693.0
Statistical Data
Net finance revenue (interest and rental income, net of interest and depreciation expense) as a % of AEA	4.56%	(1.61)%	5.02%	1.49%	6.13%
Funded new business volume	$761.8	$672.6	$637.5	$1,434.4	$1,213.2

(1)	Non-GAAP measurement, see “Non-GAAP Measurements” for a reconciliation on non-GAAP to GAAP financial information.

Pre-tax earnings were impacted by allocated accelerated debt FSA discount accretion, which resulted from debt prepayment activities, of nearly $39 million in the current quarter, $24 million in the second quarter of 2011 and $99 million last quarter. Excluding accelerated debt FSA discount accretion, pre-tax earnings were nearly $27 million, a decline from the prior-year quarter primarily due to lower gains on asset sales and lower net FSA accretion partially offset by improved finance margin and lower credit losses. The sequential quarter increase was attributable to improved funding costs, higher other income and lower credit losses.

During 2012, Vendor Finance continued to increase business with existing relationships and added new vendor partners. New business volumes were $762 million, up 20% from the prior year quarter, and the increase was 27% excluding platforms sold in 2011. Sequentially new business volume grew 13%. Essentially all of the 2012 U.S. volume was originated in CIT Bank.

Financing and leasing assets of $5.1 billion were up slightly from March 31, 2012 and down approximately $100 million from a year ago as asset sales and the run-off from liquidating portfolios exceeded new business volume. Approximately $375 million of assets remain in held for sale, primarily related to the Dell Europe portfolio that CIT, as previously disclosed, has an agreement to sell to Dell.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   59

We continue to make progress on various funding initiatives. During the quarter we completed a $1 billion committed U.S. Vendor Finance conduit facility that provides an additional source of funding for CIT Bank’s U.S. Vendor Finance assets and renewed a £100 million (approximately $160 million based on June 30, 2012 exchange rate) U.K. conduit facility, with improved terms. We also closed a $753 million term securitization backed by Vendor Finance equipment leases in the U.S. In addition, we have a RMB 1.8 billion (approximately $285 million based on June 30, 2012 exchange rate) committed secured funding facility in China. We also have deposits in Brazil of $98 million as of June 30, 2012. In July we completed a C$515 ($511 million based on exchange rate at the time of the transaction) equipment securitization, our first in the Canadian market since 2009.

Other highlights included:

■	Excluding accelerated debt FSA discount accretion, net finance revenue, which includes operating lease revenues and depreciation, was $96 million, up from $94 million for the prior-year quarter and $79 million for the prior quarter. The increase from the prior-year quarter reflects lower funding cost, suspended depreciation on operating leases recorded in held for sale offset by lower FSA accretion. The 2012 first quarter results included $15 million of corrections that pertained to prior periods, most of which reduced interest income in our Mexican portfolio. FSA accretion, absent the accelerated debt FSA discount accretion, increased net finance revenue by $9 million for the current quarter, compared to $30 million in the prior-year quarter and $9 million last quarter. Excluding accelerated FSA interest expense, net finance revenue for the six months ended June 30, 2012 was $175 million, down from $201 million in 2011 primarily due to lower FSA accretion offset by reduced funding costs and suspended depreciation on operating leases in held for sale.

■	Operating lease margin increased as compared to the prior-year quarter due to lower depreciation expense and was essentially unchanged sequentially. Depreciation is suspended on operating lease equipment classified as held for sale. The amount suspended totaled approximately $20 million for the current quarter, compared to $9 million in the prior-year quarter and $20 million in the prior quarter. The year-to-date amounts totaled $40 million for 2012 and $21 million for 2011. These amounts are essentially offset by an impairment charge in other income.

■	Net finance revenue as a percentage of AEA declined during 2012 primarily due to FSA acceleration from debt extinguishment costs and the impact of the corrections on interest income during the first quarter as noted above.

■	In comparison to prior periods, other income was impacted by lower asset sales gains ($8 million in the current quarter, compared to $38 million in the prior-year quarter and $5 million in the prior quarter) and recoveries of loans charged off pre-emergence ($4 million in the current quarter, compared to $7 million in the prior-year quarter and $3 million in the prior quarter). Other income was also negatively impacted by impairment charges on operating leases recorded in held for sale, ($20 million, $9 million and $20 million in the current quarter, the prior-year quarter and prior quarter, respectively), which had a nearly offsetting amount in net finance revenue related to suspended depreciation on assets held for sale. Year-to-date, the decline was driven by lower gains on asset sales and impairment charges on operating leases recorded in held for sale.

■	Portfolio credit quality improved from the prior-year quarter and sequentially with declines in non-accrual loans and delinquencies. Net charge-offs of $8 million improved from $17 million in the prior-year quarter, but sequentially rose modestly from $6 million due in part to lower recoveries. Overall, the provision declined reflecting the improvement in credit metrics.

■	New business yields declined modestly during the quarter, reflecting a higher percentage of US originations, but risk-adjusted margins remained stable and continued to be attractive in all geographies.

60   CIT GROUP INC

Consumer

Consumer predominately consists of our liquidating government-guaranteed student loans.

Pre-tax income (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2012	2012	2011	2012	2011
Earnings Summary
Interest income	$48.5	$50.2	$68.9	$98.7	$139.7
Interest expense	(26.4)	(65.5)	(48.7)	(91.9)	(101.7)
Provision for credit losses	(0.2)	(0.3)	(0.9)	(0.5)	(1.8)
Other income	17.9	2.3	2.9	20.2	5.8
Other expenses	(9.5)	(10.9)	(15.5)	(20.4)	(32.9)
Income (loss) before (provision) benefit for income taxes	$30.3	$(24.2)	$6.7	$6.1	$9.1
Pre-tax Income (Loss) – Excluding Accelerated FSA Net Discount/ (Premium) on Debt Extinguishments and Repurchases(1)	$36.8	$(8.3)	$9.0	$28.5	$11.6
Select Average Balances
Average finance receivables (AFR)	$4,509.7	$4,639.8	$7,631.4	$4,572.7	$7,795.1
Average earning assets (AEA)	5,009.1	6,205.0	7,809.5	5,610.0	7,933.5
Statistical Data
Net finance revenue (interest and rental income, net of interest and depreciation expense) as a % of AEA	1.76%	(0.99)%	1.03%	0.24%	0.96%

(1)	Non-GAAP measurement, see “Non-GAAP Measurements” for a reconciliation on non-GAAP to GAAP financial information.

Pre-tax income was impacted by allocated accelerated debt FSA discount accretion, as a result of debt prepayment activities, of $7 million in the current quarter, $2 million in the second quarter of 2011 and $16 million last quarter. Pre-tax Income was $30 million, up from $(24) million last quarter, primarily due to the benefit of reduced FSA debt accretion on secured borrowings and a gain on a student loan asset sale. Pre-tax income excluding net FSA accretion of $15 million and $14 million of asset sales gains was $2 million for the 2012 second quarter. During 2012 we sold approximately $1.5 billion of government-guaranteed student loans, including $1.1 billion of student loans during the second quarter. The remaining $4.5 billion portfolio is funded through securitizations, and included $0.6 billion of held for sale student loans in CIT Bank.

Other highlights included:

■	Excluding accelerated FSA interest expense, net finance revenue was $29 million in the current quarter, $23 million in the prior-year quarter and $1 million last quarter.

■	Interest income benefitted from $17 million of FSA accretion in the 2012 second quarter, down from $22 million in the 2011 second quarter and up from $13 million during the 2012 first quarter.

■	Interest expense included $5 million of FSA accretion in the 2012 second quarter, down from $14 million in the 2011 second quarter and $34 million during the 2012 first quarter.

■	Net charge-offs were $0.2 million in the 2012 second quarter, down from $0.9 million in the year-ago quarter. Non-accruing loans were $0.4 million, down from $0.9 million at December 31, 2011.

■	Other income for the 2012 second quarter reflects a gain of $14 million, primarily on the sale of student loans.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   61

Corporate and Other

Certain items are not allocated to operating segments and are included in Corporate and Other. Corporate and Other includes the loss on debt extinguishments, liquidity in excess of the amount required by the business units that management determines is prudent and in the prior periods, the prepayment penalties associated with debt repayments.

Pre-tax income (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2012	2012	2011	2012	2011
Earnings Summary
Interest income	$4.5	$4.6	$4.8	$9.1	$10.6
Interest expense	(65.1)	(118.7)	(119.2)	(183.8)	(199.1)
Other income	(6.0)	0.9	(8.0)	(5.1)	10.3
Loss on debt extinguishments	(21.5)	(22.9)	–	(44.4)	–
Other expenses	(24.2)	12.6	(16.0)	(11.6)	(5.3)
Loss before provision for income taxes	$(112.3)	$(123.5)	$(138.4)	$(235.8)	$(183.5)
Pre-tax Loss – Excluding Accelerated FSA Net Discount/(Premium) on Debt Extinguishments and Repurchases(1)	$(53.6)	$(25.8)	$(77.7)	$(79.4)	$(86.7)

(1)	Non-GAAP measurement, see “Non-GAAP Measurements” for a reconciliation on non-GAAP to GAAP financial information.

■	Interest income consists of interest and dividend income primarily from deposits held at other depository institutions and U.S. Treasury Securities.

■	Interest expense reflects amounts not allocated to the business segments. Accelerated debt FSA discount accretion totaled $37 million for the 2012 second quarter, compared to $11 million in the 2011 second quarter and $75 million in the 2012 first quarter. The 2011 second quarter and six months also included prepayment penalties of $50 million and $85 million, respectively.

■	Other income primarily reflects gains and (losses) on derivatives and foreign currency exchange.

■	The losses on debt extinguishments reflect repayments of Series A and Series C Notes.

■	Other expenses includes: salary and general and administrative expenses not allocated to the business segments, litigation-related costs, certain professional fees and provision for severance and facilities exiting activities. The current quarter included a $14 million charge related to the establishment of a reserve for potential exposure related to a pre-emergence consumer asset sale that should have been recorded in prior periods.

62   CIT GROUP INC

FINANCING AND LEASING ASSETS

The following table presents our financing and leasing assets by segment.

Financing and Leasing Asset Composition (dollars in millions)

	June 30, 2012	March 31, 2012	December 31, 2011	Quarter Change	Year-to Date Change
FINANCING AND LEASING ASSETS
Corporate Finance
Loans	$7,549.7	$7,324.0	$6,862.7	3.1%	10.0%
Operating lease equipment, net	19.0	21.5	35.0	(11.6)%	(45.7)%
Assets held for sale	103.8	64.4	214.0	61.2%	(51.5)%
Financing and leasing assets	7,672.5	7,409.9	7,111.7	3.5%	7.9%
Transportation Finance
Loans	1,756.8	1,703.4	1,487.0	3.1%	18.1%
Operating lease equipment, net	11,672.4	11,669.6	11,739.4	–	(0.6)%
Assets held for sale	394.5	161.6	84.0	144.1%	369.6%
Financing and leasing assets	13,823.7	13,534.6	13,310.4	2.1%	3.9%
Trade Finance
Loans – factoring receivables	2,371.3	2,388.2	2,431.4	(0.7)%	(2.5)%
Vendor Finance
Loans	4,524.5	4,486.1	4,421.7	0.9%	2.3%
Operating lease equipment, net	205.0	212.9	217.2	(3.7)%	(5.6)%
Assets held for sale	376.5	386.0	371.6	(2.5)%	1.3%
Financing and leasing assets	5,106.0	5,085.0	5,010.5	0.4%	1.9%
Total commercial financing and leasing assets	28,973.5	28,417.7	27,864.0	2.0%	4.0%
Consumer
Loans – student lending	3,895.5	4,586.3	4,680.0	(15.1)%	(16.8)%
Loans – other	2.7	2.6	2.7	3.8%	–
Assets held for sale	559.2	1,089.9	1,662.7	(48.7)%	>100%
Financing and leasing assets	4,457.4	5,678.8	6,345.4	(21.5)%	(29.8)%
Total financing and leasing assets	$33,430.9	$34,096.5	$34,209.4	(2.0)%	(2.3)%

Commercial loans totaled $16.2 billion, up 1.9% for the quarter and 6.6% from December 31, 2011 reflecting growth in Corporate Finance and the purchase of a $200 million portfolio of loans secured by aircraft in the first quarter. Operating lease equipment decreased slightly due to transfer of operating lease equipment to assets held for sale in Transportation Finance. Assets held for sale decreased during 2012 primarily reflecting the sale of approximately $1.5 billion of student loans (including $1.1 billion sold in the second quarter), plus other lower-yielding commercial loans and equipment. Assets held for sale at June 30, 2012 consists of $0.6 billion of student loans in Consumer, $0.4 billion of aircraft and rail equipment and $0.4 billion of Vendor Finance assets related to the pending sale of Dell Europe.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   63

Financing and Leasing Assets Roll forward (dollars in millions)

	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Commercial Segments	Consumer	Total
Balance at March 31, 2012	$7,409.9	$13,534.6	$2,388.2	$5,085.0	$28,417.7	$5,678.8	$34,096.5
New business volume	969.4	640.0	–	761.8	2,371.2	–	2,371.2
Loan sales (pre-FSA)	(94.0)	(1.3)	–	–	(95.3)	(1,030.1)	(1,125.4)
Equipment sales (pre-FSA)	(52.2)	(211.3)	–	(92.1)	(355.6)	–	(355.6)
Depreciation (pre-FSA)	(1.8)	(149.0)	–	(28.5)	(179.3)	–	(179.3)
Gross charge-offs (pre-FSA)	(8.1)	(0.9)	(1.9)	(17.2)	(28.1)	(2.1)	(30.2)
Collections and other	(590.8)	(46.0)	(15.0)	(619.9)	(1,271.7)	(227.3)	(1,499.0)
Change in finance receivable FSA discounts	39.4	7.5	–	15.8	62.7	38.1	100.8
Change in operating lease FSA discounts	0.7	50.1	–	1.1	51.9	–	51.9
Balance at June 30, 2012	$7,672.5	$13,823.7	$2,371.3	$5,106.0	$28,973.5	$4,457.4	$33,430.9
Balance at December 31, 2011	$7,111.7	$13,310.4	$2,431.4	$5,010.5	$27,864.0	$6,345.4	$34,209.4
New business volume	2,007.5	929.7	–	1,434.4	4,371.6	–	4,371.6
Portfolio purchases	–	198.0	–	–	198.0	–	198.0
Loan sales (pre-FSA)	(443.5)	(1.3)	–	–	(444.8)	(1,547.3)	(1,992.1)
Equipment sales (pre-FSA)	(121.7)	(334.7)	–	(167.6)	(624.0)	–	(624.0)
Depreciation (pre-FSA)	(3.7)	(306.6)	–	(58.2)	(368.5)	–	(368.5)
Gross charge-offs (pre-FSA)	(28.3)	(13.3)	(3.4)	(33.8)	(78.8)	(4.7)	(83.5)
Collections and other	(947.1)	(109.0)	(56.7)	(1,114.1)	(2,226.9)	(387.8)	(2,614.7)
Change in finance receivable FSA discounts	91.9	20.7	–	32.5	145.1	51.8	196.9
Change in operating lease FSA discounts	5.7	129.8	–	2.3	137.8	–	137.8
Balance at June 30, 2012	$7,672.5	$13,823.7	$2,371.3	$5,106.0	$28,973.5	$4,457.4	$33,430.9

Total Business Volumes (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2012	2012	2011	2012	2011
Funded Volume
Corporate Finance	$969.4	$1,038.1	$688.1	$2,007.5	$1,121.8
Transportation Finance	640.0	289.7	398.8	929.7	716.7
Vendor Finance	761.8	672.6	637.5	1,434.4	1,213.2
Commercial Segments	$2,371.2	$2,000.4	$1,724.4	$4,371.6	$3,051.7
Factored Volume	$5,894.4	$6,003.8	$6,142.2	$11,898.2	$12,272.9
Committed Volume
Corporate Finance	$1,300.8	$1,503.5	$1,007.2	$2,804.3	$1,787.0
Transportation Finance	647.0	308.2	428.6	955.2	772.5
Vendor Finance	761.8	672.6	637.5	1,434.4	1,213.2
Commercial Segments	$2,709.6	$2,484.3	$2,073.3	$5,193.9	$3,772.7

Funded new business volume increased 38% from the prior-year quarter, while committed new business volume increased 31% with meaningful improvements in Corporate Finance, Vendor Finance and Transportation Finance. Funded volume increased sequentially in Transportation Finance, reflecting both lending and leasing activities, and in Vendor Finance. Both funded and committed volumes were up year to date in each of the segments, with the increased amounts in Corporate Finance reflecting strong performance in its core markets, plus the addition of newer products such as commercial real estate loans and equipment financing.

Trade Finance factoring volume was down modestly from the first quarter of 2012 and approximately 4% from the prior-year quarter.

64   CIT GROUP INC

Receivable Sales (Pre-FSA, dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2012	2012	2011	2012	2011
Corporate Finance	$94.0	$349.5	$168.8	$443.5	$507.9
Transportation Finance	1.3	–	19.3	1.3	40.9
Vendor Finance	–	–	286.1	–	286.1
Commercial Segments	95.3	349.5	474.2	444.8	834.9
Consumer	1,030.1	517.2	–	1,547.3	251.8
Total	$1,125.4	$866.7	$474.2	$1,992.1	$1,086.7

During 2012, we sold student loans (in Consumer) and the first quarter 2012 Corporate Finance sales included the previously mentioned multi-phase loan portfolio sale.

CONCENTRATIONS

Ten Largest Accounts

Our ten largest financing and leasing asset accounts in the aggregate represented 8.8% of our total financing and leasing assets at June 30, 2012 (the largest account was less than 2.4%). Excluding student loans, the top ten accounts in aggregate represented 10.2% of total owned assets (the largest account totaled 2.7%). The largest accounts represent Transportation Finance (airlines and rail) assets.

The top ten accounts were 8.5% and 10.5% (excluding student loans) at December 31, 2011.

Operating Lease Equipment by Segment (dollars in millions)

	June 30, 2012	December 31, 2011
Transportation Finance – Aerospace(1)	$7,920.3	$8,242.8
Transportation Finance – Rail and Other	3,752.1	3,496.6
Vendor Finance	205.0	217.2
Corporate Finance	19.0	35.0
Total	$11,896.4	$11,991.6

(1)	Aerospace includes commercial, regional and corporate aircraft and equipment.

At June 30, 2012, Transportation Finance had 267 commercial aircraft, and approximately 101,000 railcars and 400 locomotives on operating lease.

Geographic Concentrations

The following table represents the financing and leasing assets by obligor geography:

Financing and Leasing Assets by Obligor – Geographic Region (dollars in millions)

	June 30, 2012		December 31, 2011
Northeast	$5,185.4	15.5%	$5,150.2	15.1%
Midwest	5,040.1	15.1%	5,402.6	15.8%
West	4,037.6	12.1%	4,594.6	13.4%
Southeast	3,553.1	10.6%	3,827.4	11.2%
Southwest	3,047.0	9.1%	2,836.1	8.3%
Total U.S.	20,863.2	62.4%	21,810.9	63.8%
Asia / Pacific	3,510.7	10.5%	3,341.2	9.8%
Europe	3,096.3	9.3%	2,996.0	8.8%
Canada	2,422.7	7.2%	2,599.6	7.6%
Latin America	1,894.3	5.7%	1,764.5	5.1%
Other international	1,643.7	4.9%	1,697.2	4.9%
Total	$33,430.9	100.0%	$34,209.4	100.0%

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   65

The following table summarizes both state concentrations greater than 5.0% and international country concentrations in excess of 1.0% of our financing and leasing assets:

Financing and Leasing Assets by Obligor – State and Country (dollars in millions)

	June 30, 2012		December 31, 2011
State
Texas	$2,378.0	7.1%	$2,107.2	6.2%
California	1,997.9	6.0%	2,263.8	6.6%
New York	1,907.4	5.7%	1,921.8	5.6%
All other states	14,579.9	43.6%	15,518.1	45.4%
Total U.S.	$20,863.2	62.4%	$21,810.9	63.8%
Country
Canada	$2,422.7	7.2%	$2,599.6	7.6%
Australia	1,182.6	3.5%	1,014.6	3.0%
China	1,013.5	3.0%	959.2	2.8%
Mexico	891.9	2.7%	856.9	2.5%
England	801.0	2.4%	757.6	2.2%
Brazil	635.5	1.9%	574.6	1.7%
Spain	455.4	1.4%	446.1	1.3%
United Arab Emirates	342.7	1.0%	372.1	1.1%
All other countries	4,822.4	14.5%	4,817.8	14.0%
Total International	$12,567.7	37.6%	$12,398.5	36.2%

In its normal course of business, CIT extends credit or leases equipment to obligors located in Spain, Italy, Ireland, Greece and Portugal. The total balance of financing and leasing assets to obligors located in these countries was $787 million and $762 million at June 30, 2012 and December 31, 2011, respectively. Approximately 72% and 80% at June 30, 2012 and December 31, 2011, respectively, represented operating lease equipment, primarily in Transportation Finance. CIT does not have sovereign debt exposure to these countries.

Industry Concentrations

The following table represents financing and leasing assets by industry of obligor:

Financing and Leasing Assets by Obligor – Industry (dollars in millions)

	June 30, 2012		December 31, 2011
Commercial airlines (including regional airlines)(1)	$9,013.6	27.0%	$8,844.2	25.9%
Manufacturing(2)	4,776.6	14.3%	4,417.2	12.9%
Student lending(3)	4,454.1	13.3%	6,331.7	18.5%
Retail(4)	3,230.9	9.7%	3,246.9	9.5%
Service industries	2,943.8	8.8%	2,803.8	8.4%
Transportation(5)	2,215.4	6.6%	2,102.1	5.9%
Healthcare	1,446.8	4.3%	1,697.4	5.0%
Finance and insurance	1,042.4	3.1%	725.8	2.1%
Energy and utilities	790.8	2.4%	779.1	2.3%
Communications	631.8	1.9%	660.2	1.9%
Wholesaling	468.8	1.4%	441.9	1.3%
Other (no industry greater than 2%)(6)	2,415.9	7.2%	2,159.1	6.3%
Total	$33,430.9	100.0%	$34,209.4	100.0%

(1)	Includes the Commercial Aerospace Portfolio and additional financing and leasing assets that are not commercial aircraft.

(2)	At June 30, 2012, includes manufacturers of chemicals, including Pharmaceuticals (2.6%), food (1.9%), apparel (1.1%), and industrial machinery (1.0%).

(3)	See Student Lending section for further information.

(4)	At June 30, 2012, includes retailers of apparel (4.0%), other (1.7%) and general merchandise (2.0%).

(5)	Includes rail, bus, over-the-road trucking industries, business aircraft and shipping.

(6)	Includes commercial real estate of $269 million and $23 million at June 30, 2012 and December 31, 2011, respectively.

66   CIT GROUP INC

Commercial Aerospace

The following tables present detail on our commercial and regional aircraft portfolio concentrations, which we call our Commercial Aerospace portfolio. This presentation has been expanded from our December 31, 2011 Form 10-K disclosures to include financing and leasing assets related to regional aircraft. The net investment in regional aerospace financing and leasing assets was $83.1 million and $85.0 million at June 30, 2012 and December 31, 2011, respectively; and was substantially comprised of loans and capital leases.

The information presented below by region, manufacturer, and body type, is based on our operating lease aircraft portfolio which comprises 93% of our total commercial aerospace portfolio and substantially all of our owned fleet of leased aircraft at June 30, 2012.

Commercial Aerospace Portfolio (dollars in millions)

	June 30, 2012		December 31, 2011
	Net Investment	Number	Net Investment	Number
By Product:
Operating lease(1)	$8,255.2	267	$8,243.0	265
Loan(2)	601.7	63	394.3	52
Capital lease	42.4	10	61.8	11
Total	$8,899.3	340	$8,699.1	328

Commercial Aerospace Operating Lease Portfolio (dollars in millions)(1)

	June 30, 2012		December 31, 2011
	Net Investment	Number	Net Investment	Number
By Region:
Asia / Pacific	$2,952.7	77	$2,986.0	82
Europe	2,281.0	83	2,270.6	79
U.S. and Canada	1,080.3	40	1,041.9	37
Latin America	1,050.4	44	1,007.1	43
Africa / Middle East	890.8	23	937.4	24
Total	$8,255.2	267	$8,243.0	265
By Manufacturer:
Airbus	$5,622.7	160	$5,566.4	158
Boeing	2,408.9	99	2,515.2	102
Embraer	211.4	8	147.4	5
Other	12.2	–	14.0	–
Total	$8,255.2	267	$8,243.0	265
By Body Type(3):
Narrow body	$5,827.9	224	$5,868.3	225
Intermediate	2,356.0	40	2,312.5	39
Wide body	57.3	2	48.4	1
Regional and Other	14.0	1	13.8	–
Total	$8,255.2	267	$8,243.0	265
Number of customers		99		97
Weighted average age of fleet (years)		6		5

(1)	Includes operating lease equipment held for sale.

(2)	Plane count excludes aircraft in which our net investment consists of syndicated financings against multiple aircraft. The net investment associated with such financings was $52.4 million at June 30, 2012 and none at December 31, 2011.

(3)	Narrow body are single aisle design and consist primarily of Boeing 737 and 757 series, Airbus A320 series, and Embraer E190 aircraft. Intermediate body are smaller twin aisle design and consist primarily of Boeing 767 series and Airbus A330 series aircraft. Wide body are large twin aisle design and consist primarily of Boeing 747 and 777 series aircraft. Regional and Other includes aircraft and related equipment such as engines.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   67

Our top five commercial aerospace outstandings totaled $1,950.7 million and $1,839.4 million at June 30, 2012 and December 31, 2011, respectively; all of which were to carriers outside the U.S. The largest individual outstanding exposure totaled $783.3 million and $763.4 million at June 30, 2012 and December 31, 2011, respectively. The largest individual outstanding exposure to a U.S. carrier totaled $169.7 million and $143.9 million at June 30, 2012 and December 31, 2011, respectively.

See Note 12 — Commitments for additional information regarding commitments to purchase additional aircraft.

Student Lending (Student Loan Xpress or “SLX”)

Consumer includes our liquidating student loan portfolio. During the second quarter of 2012, we sold $1.1 billion of student loans. Year to date June 30, 2012 student loan sales totaled approximately $1.5 billion. At June 30, 2012, approximately $0.6 billion in student loans were classified as available for sale.

See Note 5 — Long-Term Borrowings for description of related financings.

Student Lending Receivables, including held for sale, by Product Type (dollars in millions)

	June 30, 2012	December 31, 2011
Consolidation loans	$4,414.9	$5,315.7
Other U.S. Government guaranteed loans	37.6	1,014.2
Private (non-guaranteed) loans and other	1.6	1.8
Total	$4,454.1	$6,331.7
Delinquencies (sixty days or more)	$330.1	$513.5
Top state concentrations (%)	35%	36%
Top state concentrations	California, New York, Texas, Florida, Pennsylvania	California, New York, Texas, Ohio, Pennsylvania

OTHER ASSETS / OTHER LIABILITIES

The following table presents components of other assets.

Other Assets (dollars in millions)

	June 30, 2012	March 31, 2012	December 31, 2011
Deposits on commercial aerospace equipment	$495.8	$495.9	$463.7
Deferred debt costs	148.4	141.9	127.2
Executive retirement plan and deferred compensation	110.1	114.7	110.2
Accrued interest and dividends	102.1	130.8	143.8
Prepaid expenses	87.3	76.2	86.3
Furniture and fixtures	77.0	78.1	79.5
Tax receivables, other than income taxes	68.0	54.5	57.5
Other counterparty receivables(1)	32.2	170.0	94.1
Other	333.3	437.5	414.5
Total other assets	$1,454.2	$1,699.6	$1,576.8

(1)	The sequential decrease in other counterparty receivables from March 31, 2012, reflects the strengthening of the U.S. dollar against foreign currencies, which favorably impacts the value of our hedges and decreased the amount of required collateral.

68   CIT GROUP INC

The following table presents components of other liabilities:

Other Liabilities (dollars in millions)

	June 30, 2012	March 31, 2012	December 31, 2011
Equipment maintenance reserves	$756.0	$719.1	$690.6
Accrued expenses	403.0	412.3	490.7
Accrued interest payable	223.4	156.9	189.9
Estimated valuation adjustment relating to aerospace commitments(1)	210.9	239.7	252.8
Security and other deposits	208.7	211.6	199.6
Accounts payable	179.7	247.4	145.9
Current taxes payable and deferred taxes	121.2	103.7	55.5
Other liabilities(2)	385.4	483.7	537.2
Total other liabilities	$2,488.3	$2,574.4	$2,562.2

(1)	In conjunction with FSA, a non-accretable liability was recorded to reflect the current fair value of aircraft purchase commitments outstanding at the time. As the aircraft are purchased, through 2018, the cost basis of the assets will be reduced by the associated liability.

(2)	Other liabilities consist of other taxes, property tax reserves, and other miscellaneous liabilities.

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

During the second quarter, we updated and enhanced our credit grading models for individually graded exposures. These updated models, which were developed using CIT’s historic data, are part of our ongoing model development life cycle. The impact of using these models was not significant to the allowance for loan losses in the second quarter. Absent any changes in the current credit environment, we do not expect any adverse impact to our allowance for loan losses on existing loans as the remaining portfolio is re-graded.

Our policies and procedures relating to Risk Management are detailed in our Form 10-K for the year ended December 31, 2011.

Interest Rate Risk

At June 30, 2012, over 60% of the Company’s loan, lease, and investment portfolio was fixed rate based, with the balance floating rate transactions, while our interest-bearing liabilities were predominately fixed rate based. As a result, our portfolio is in an asset sensitive position, as our assets will reprice faster than our liabilities. Therefore, our net interest margin may increase if interest rates rise, or decrease should interest rates decline. The following table summarizes the composition of interest rate sensitive assets and liabilities. The increase in fixed rate assets reflects the change in portfolio mix during 2011 including a higher proportion of operating lease assets.

	June 30, 2012		March 31, 2012		December 31, 2011
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate
Assets	61%	39%	59%	41%	56%	44%
Liabilities	76%	24%	76%	24%	77%	23%

We evaluate and monitor interest rate risk through two primary metrics.

■	Net Interest Income (NII), which measures the impact of hypothetical changes in interest rates on net interest income.

■	Economic Value of Equity (EVE), which measures the net economic value of equity by assessing the market value of assets, liabilities and derivatives.

A wide variety of potential interest rate scenarios are simulated within our asset/liability management system.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   69

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

	June 30, 2012		March 31, 2012		December 31, 2011
	+100 bps	–100 bps	+100 bps	–100 bps	+100 bps	–100 bps
Net Interest Income	8.9%	(4.6)%	9.0%	(4.2)%	11.4%	(6.0)%
Economic Value of Equity	(5.9)%	7.2%	(6.1)%	7.5%	(6.1)%	9.5%

The change to the Economic Value of Equity period over period was driven by the refinancing of high cost unsecured debt. The simulation modeling assumes we take no action in response to the assumed changes in interest rates. Net Interest Income remains asset sensitive to parallel shifts in rates at June 30, 2012.

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

Cash and short-term investment securities totaled $7,043.1 million at June 30, 2012 ($6,093.2 million of cash and $949.9 million of short-term investments), down from $7,336.1 million at March 31, 2012 and $8,372.8 million at December 31, 2011. The declines reflect cash used for the repayment of debt, reduced our contingent liquidity requirements and improved the efficiency of our sources of contingent liquidity, such as utilization of a revolving credit facility. Cash and short-term investment securities at June 30, 2012 consisted of $1.8 billion related to the bank holding company, $3.0 billion at CIT Bank, $1.2 billion at operating subsidiaries and $1.0 billion in restricted balances.

Our short-term investments included $949.9 billion of U.S. Treasury bills. All these investments are classified as available for sale and have maturities of 31 days or less. We anticipate continued investment of our cash in various types of liquid, high-grade investments.

In addition to the cash and short-term investment securities, CIT had approximately $1.4 billion of unused and committed liquidity under the Revolving Credit Facility at June 30, 2012. Including the Revolving Credit Facility, secured committed facilities at June 30, 2012, totaled $6.1 billion, of which $2.8 billion was undrawn.

New Financings and Liability Management

During the 2012 second quarter, CIT redeemed approximately $4.1 billion of 7% Series C Notes at par and repurchased at a slight discount $140 million of 7% Series C Notes. During the first quarter of 2012, CIT redeemed approximately $6.5 billion of the Series A Notes, which represented the entire remaining balance of the Series A Notes. In aggregate, these transactions reduced 2012 pre-tax income by $906 million ($286 million in the 2012 second quarter) due to accelerated FSA accretion and loss on debt extinguishment. The elimination of our remaining Series A Notes in the 2012 first quarter resulted in all of our Series C Notes becoming unsecured. In addition, the Revolving Credit Facility also became unsecured upon our completion of certain administrative requirements as set forth under the Revolving Credit Facility.

In February 2012, CIT closed a private placement of $3.25 billion aggregate principal amount of Series C Notes (discussed further below in “Series C Notes”), consisting of $1.5 billion principal amount of 4.75% Series C Notes due 2015 and $1.75 billion principal amount of 5.50% Series C Notes due 2019.

In March 2012, CIT filed a “shelf” registration statement and issued $1.5 billion of 5.25% senior unsecured notes that mature in 2018. On May 4, 2012, CIT issued at par

70   CIT GROUP INC

$1.25 billion of 5.00% senior unsecured notes that mature in 2017 and $750 million of 5.375% senior unsecured notes that mature in 2020.

In April 2012, CIT closed a $753 million equipment lease securitization, secured by a pool of U.S. equipment leases from CIT’s Vendor Finance business segment. See Secured Borrowings section below.

During the second quarter, CIT Bank placed over $1.1 billion of deposits at an average rate of approximately 1.4% and with an average CD term of over three years. CIT Bank placed $1.9 billion of deposits for the 2012 six months. See CIT Bank section.

On August 3, 2012, CIT issued at par $1.75 billion of senior unsecured notes that mature in 2017 and bear interest at a rate of 4.25% and $1.25 billion of senior unsecured notes that mature in 2022 and bear interest at a rate of 5.00%.

On July 20, 2012 CIT announced its intention to redeem on August 20, 2012, $0.6 billion of 7% Series C Notes maturing in 2016 and on August 6, 2012, CIT also announced its intention to redeem on September 5, 2012, $1.75 billion of 7% Series C Notes maturing in 2016 and all remaining 2017 maturities of approximately $1.54 billion. These redemptions will increase third quarter 2012 interest expense by up to $370 million for the acceleration of FSA discount amortization. In addition, there may be a loss on debt extinguishments related to the redemptions. The final amount of FSA to be accelerated and the amount of loss on debt extinguishments will not be known until after the redemptions have occurred.

As a result of our 2012 debt restructurings and the increased proportion of deposits to our total funding, we reduced weighted average coupon rates of outstanding deposits and long-term borrowings to 3.83% at June 30, 2012 from 4.24% and 5.11% at March 31, 2012 and June 30, 2011, respectively. Including the $3.0 billion of unsecured debt issued on August 3, 2012 and the July 20 and August 6, 2012 announced redemptions of Series C Notes totaling approximately $3.9 billion, the weighted average coupon rates on outstanding deposits and long-term borrowings would have been 3.50% at June 30, 2012.

Since January 2010, CIT will have eliminated or refinanced $30 billion of high cost debt, including the announced $3.9 billion 7% Series C Notes redemptions in the third quarter. Over the same time period, we have entered into over $18.5 billion of new financings, including the August 2012 issuance.

Unsecured Borrowings

As a result of redeeming the remaining Series A Notes during the 2012 first quarter, the Revolving Credit Facility and all of our Series C Notes became unsecured.

Revolving Credit Facility

On August 25, 2011, CIT and certain of its subsidiaries entered into a Revolving Credit and Guaranty Agreement, among CIT Group Inc., certain subsidiaries of CIT Group Inc., as guarantors, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent, collateral agent and letter of credit issuer (the “Revolving Credit Facility”). The total commitment amount under the Revolving Credit Facility is $2 billion consisting of a $1.65 billion revolving loan tranche and a $350 million revolving loan tranche that can also be utilized for issuance of letters of credit. The Revolving Credit Facility matures on August 14, 2015 and will accrue interest at a per annum rate of LIBOR plus a margin of 2.00% to 2.75% (with no floor) or Base Rate plus a margin of 1.00% to 1.75% (with no floor). The applicable margin will be determined by reference to the long-term senior unsecured, non-credit enhanced debt rating of the Company by S&P and Moody’s effective at relevant times during the life of the Revolving Credit Facility. Due to the Company’s credit rating upgrades in 2012, the applicable margin for LIBOR loans is now 2.50% and the applicable margin for Base Rate loans is now 1.50% at June 30, 2012.

The Revolving Credit Facility may be prepaid and re-borrowed from time to time at the option of CIT. The amount available to draw upon at June 30, 2012 was approximately $1.4 billion. The unutilized portion of any commitment under the Revolving Credit Facility may be reduced permanently or terminated by CIT at any time without penalty.

Once the Company redeemed all the remaining Series A Second-Priority Secured Notes (“Series A Notes”) during the 2012 first quarter, all the collateral and subsidiary guarantees under the Revolving Credit Facility were released, except for subsidiary guarantees from eight of the Company’s domestic operating subsidiaries (“Continuing Guarantors”). Once the Revolving Credit Facility became unsecured, the collateral coverage covenant was replaced by an asset coverage covenant (based on the book value of eligible assets of the Continuing Guarantors) of 2.0x the sum of: (i) the committed facility size and (ii) all outstanding indebtedness (including, without duplication, guarantees of such indebtedness) for borrowed money (excluding subordinated intercompany indebtedness) of the Continuing Guarantors, tested monthly and upon certain dispositions or encumbrances of eligible assets of the Continuing Guarantors. At June 30, 2012, the asset coverage ratio was 2.6x.

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

During the second quarter of 2012, CIT redeemed at par approximately $2.5 billion of 7% Series C Notes maturing in 2017 and $1.6 billion maturing in 2015. During May and June 2012, CIT repurchased $140 million in aggregate of 7% Series C Notes maturing in 2016 and 2017 at a slight discount. These redemptions and repurchases resulted in the acceleration of approximately $265 million of FSA discount accretion that was recorded as additional interest expense and a loss on debt extinguishment of $21 million.

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

See Note 15 — Subsequent Events regarding details on 2012 third quarter Series C Notes redemptions.

Senior Unsecured Debt

In March 2012, CIT filed a “shelf” registration statement and issued at par $1.5 billion of senior unsecured notes that mature in 2018 and bear interest at a rate of 5.25%. On May 4, 2012, CIT issued at par $1.25 billion of senior unsecured notes that mature in 2017 and bear interest at a rate of 5.00% and $750 million of senior unsecured notes that mature in 2020 and bear interest at a rate of 5.375%. These senior unsecured notes rank equal in right of payment with the Series C Notes and the Revolving Credit Facility. Net proceeds from these offerings were used to redeem outstanding 7% Series C Notes.

Secured – Series A Notes

On December 10, 2009, pursuant to the Plan of Reorganization the Company issued $21.04 billion principal amount of its 7.0% Series A Second-Priority Secured Notes with maturities each year from 2013 to 2017 (the “Series A Notes”).

During the 2012 first quarter, CIT redeemed the remaining $6.5 billion of Series A Notes, which resulted in the acceleration of $597 million of FSA discount accretion that was recorded as additional interest expense and a loss on debt extinguishment of $23 million reflecting a portion of the underwriting fees on the $3.25 billion issuance of Series C Notes in February 2012.

The elimination of our remaining Series A Notes resulted in all of our Series C Notes and Revolving Credit Facility becoming unsecured. In addition, the Cash Sweep requirement was eliminated. See Series C Notes above for discussion on covenants and also Item 1 Consolidated Financial Statements, Note 5 — Long-Term Borrowings.

Secured Borrowings

Our secured financing transactions do not meet accounting requirements for sale treatment and are recorded as secured borrowings, with the assets remaining on-balance sheet. The debt associated with these transactions is collateralized by receivables, leases and/or equipment. Certain related cash balances are restricted.

Secured borrowings, which include securitizations, totaled $10.1 billion at June 30, 2012, down slightly from December 31, 2011 reflecting net repayments corresponding to cash flows received on the underlying collateral.

In April 2012, CIT closed a $753 million equipment lease securitization, secured by a pool of U.S. equipment leases from CIT’s Vendor Finance business segment. The weighted average fixed coupon was 1.45%, which represented a weighted average credit spread of 0.88% over benchmark rates for the six classes of notes. The securitization had a net advance rate of 92.5%.

In June 2012, we closed a $1 billion committed U.S. Vendor Finance conduit facility that allows the U.S. Vendor Finance business to fund both existing assets and new originations within CIT Bank, renewed a £100 million (approximately $160 million based on the June 30, 2012 exchange rate) UK Vendor Finance conduit facility with improved terms and closed an aircraft financing under our existing European Export Credit Agencies (ECA) facility.

In July 2012, CIT closed a C$515 million ($511 million based on the exchange rate at the time of the transaction)

72   CIT GROUP INC

equipment receivables securitization secured by a pool of Canadian equipment receivables from CIT’s Vendor Finance business segment. The weighted average fixed coupon was 2.285%, which represents a weighted average credit spread of 1.31% over benchmark Government of Canada treasury rates for the three classes of notes. The securitization had a net advance rate of 96.75%.

We continued to make progress towards our long term targeted funding mix of 35% to 45% deposits, 25% to 35% secured borrowings and 25% to 35% unsecured borrowings, respectively. At June 30, 2012, deposits represented 23% of our funding, with secured and unsecured borrowings comprising 33% and 44% of the funding mix, respectively.

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

At June 30, 2012, a total of $3,851.2 million, after FSA, of financing and leasing assets, comprised of $578.6 million in Corporate Finance, $1,163.3 million in Consumer and $2,109.3 million in commercial aerospace and rail assets in Transportation Finance, were pledged in conjunction with $2,278.7 million in secured debt issued to investors under the GSI Facilities. After adjustment to the amount of actual qualifying borrowing base under terms of the GSI Facilities, this $2,278.7 million of secured debt provided for usage of $2,005.0 million of the maximum notional amount of the GSI Facilities at June 30, 2012. The remaining $120.0 million of the maximum notional amount represents the unused portion of the GSI Facilities and constitutes the notional amount of derivative financial instruments. Actual terms of the GSI Facilities, including facility usage and collateral coverage, are measured on a pre-FSA basis. Unsecured counterparty receivable of $638.2 million, net of FSA, is owed to CIT from GSI for debt discount, return of collateral posted to GSI and settlements resulting from market value changes to asset-backed securities underlying the structures at June 30, 2012.

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

Valuation of the derivatives related to the GSI Facilities is based on several factors using a discounted cash flow (DCF) methodology, including:

■	CIT’s funding costs for similar financings based on the current market environment;

■	Forecasted usage of the long-dated GSI Facilities through the final maturity date in 2028; and

■	Forecasted amortization, including prepayment assumptions, due to principal payments on the underlying ABS, which impacts the amount of the unutilized portion.

Based on the Company’s valuation, it was determined that the derivatives had no value at June 30, 2012.

Interest expense related to the GSI Facilities is affected by the following:

■	A fixed facility fee of 2.85% per annum times the maximum facility commitment amount, currently $1.5 billion under the CFL Facility and $625 million under the BV Facility

■	A variable amount based on one-month or three-month USD LIBOR times the “utilized amount” (effectively the “adjusted qualifying borrowing base”) of the total return swap, and

■	A reduction in interest expense due to the recognition of the payment of any OID from GSI on the various ABS.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   73

Cash Sweep and Required Cash Sweep Payments

Under the terms of the Series A Notes, the Company was required to use certain cash collections to repay the Revolving Credit Facility and Series A Notes on an accelerated basis (the “Cash Sweep”). Once all of the Company’s remaining Series A Notes were redeemed on March 9, 2012, the Cash Sweep provision was eliminated.

Debt Ratings

Our debt ratings at June 30, 2012 are presented in the following table and are unchanged from March 31, 2012. Changes since December 31, 2011 include: 1) On February 13, 2012, DBRS increased our debt ratings one notch to an issuer / counterparty credit rating and Series C/senior unsecured debt rating of “BB (Low)” and the Revolving Credit Facility rating was increased to “BB (High)”, 2) On February 16, 2012, Moody’s Investor Service increased our debt ratings one notch to an issuer / counterparty credit rating and Series C/senior unsecured debt rating of “B1” and 3) On March 9, 2012 S&P Ratings Services increased our debt ratings one notch to an issuer / counterparty credit rating and Series C debt rating to “BB-”, lowered its rating one notch on the Revolving Credit Facility to “BB-” and changed the outlook to stable.

Debt Ratings as of June 30, 2012

	S&P Ratings Services	Moody’s Investors Service	DBRS
Issuer / Counterparty Credit Rating	BB–	B1	BB (Low)
Revolving Credit Facility Rating	BB–	Ba3	BB (High)
Series C Notes / Senior Unsecured Debt Rating	BB–	B1	BB (Low)
Outlook	Stable	Stable	Positive

Debt ratings can influence the cost and availability of short-and long-term funding, the terms and conditions on which such funding may be available, the collateral requirements, if any, for borrowings and certain derivative instruments, the acceptability of our letters of credit, and the number of investors and counterparties willing to lend to the Company. A decrease, or potential decrease, in credit ratings could impact access to the capital markets and/or increase the cost of debt, and thereby adversely affect the Company’s liquidity and financial condition.

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

Tax Implications on Cash in Foreign Subsidiaries

Cash and short term investments held by foreign subsidiaries at June 30, 2012 and December 31, 2011 totaled $2.2 billion and $1.6 billion, respectively.

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

In the quarter ended December 31, 2011, Management decided to no longer assert its intent to indefinitely reinvest its foreign earnings, except for its Chinese subsidiary. This decision was driven by events over the last year that culminated in Management’s conclusion during the quarter that the Company may need to repatriate foreign earnings to address certain long-term investment and funding strategies. Some of the significant events that impacted Management’s decision included the re-evaluation of the Company’s debt and capital structures of its subsidiaries, and the need to pay-down the Company’s high cost debt in the U.S. In addition, certain restrictions on the Company’s first and second lien debt were removed during the 2011 fourth quarter upon the repayment of the remaining 2014 Series A debt. The removal of these restrictions allows the Company to transfer and repatriate cash to repay its high cost debt in the U.S. and recapitalize certain foreign subsidiaries. All these events contributed to Management’s decision to no longer assert indefinite reinvestment of its

74   CIT GROUP INC

foreign earnings, with the exception of its Chinese subsidiary. As of the quarter ended June 30, 2012, there has been no change to this decision.

Contractual Payments and Commitments

The following tables summarize significant contractual payments and contractual commitment expirations at June 30, 2012. Certain amounts in the payments table are not the same as the respective balance sheet totals, because this table is before FSA, in order to better reflect projected contractual payments. Likewise, actual cash flows will vary materially from those depicted in the payments table as further explained in the table footnotes.

Payments and Collections for the Twelve Months Ended June 30(1) (dollars in millions)

	Total	2013	2014	2015	2016	2017+
Secured borrowings(2)	$10,600.3	$1,264.2	$1,383.9	$852.7	$815.3	$6,284.2
Revolving credit facility	500.0	–	–	–	500.0	–
Unsecured (Series C Notes Exchanged)(3)	4,570.8	–	–	–	3,031.2	1,539.6
Unsecured (Series C Notes other)	5,250.0	–	1,300.0	1,500.0	–	2,450.0
Senior unsecured	3,500.0	–	–	–	–	3,500.0
Other debt	134.0	1.0	0.9	–	–	132.1
Total Long-term borrowings	24,555.1	1,265.2	2,684.8	2,352.7	4,346.5	13,905.9
Deposits	7,156.5	2,450.3	1,838.3	1,068.1	952.9	846.9
Credit balances of factoring clients	1,164.1	1,164.1	–	–	–	–
Lease rental expense	226.3	62.0	27.6	26.4	23.9	86.4
Total contractual payments	$33,102.0	$4,941.6	$4,550.7	$3,447.2	$5,323.3	$14,839.2

(1)	Projected payments of debt interest expense and obligations relating to postretirement programs are excluded.

(2)	Includes non-recourse secured borrowings, which are generally repaid in conjunction with the pledged receivable maturities.

Commitment Expiration by Twelve Month Periods Ended June 30 (dollars in millions)

	Total	2013	2014	2015	2016	2017+
Financing commitments(1)	$2,779.7	$374.3	$236.3	$210.8	$985.4	$972.9
Aerospace and other manufacturer purchase commitments(2)	8,706.1	1,091.2	1,506.7	919.3	1,586.3	3,602.6
Letters of credit	313.3	95.7	19.5	19.0	37.5	141.6
Deferred purchase credit protection agreements	1,346.3	1,346.3	–	–	–	–
Guarantees, acceptances and other recourse obligations	18.2	11.2	5.7	1.3	–	–
Liabilities for unrecognized tax obligations(3)	312.8	10.0	302.8	–	–	–
Total contractual commitments	$13,476.4	$2,928.7	$2,071.0	$1,150.4	$2,609.2	$4,717.1

(1)	Financing commitments do not include certain unused, cancelable lines of credit to customers in connection with third-party vendor programs, which can be reduced or cancelled by CIT at any time without notice.

(2)	Aerospace commitments are net of amounts on deposit with manufacturers.

(3)	The balance cannot be estimated past 2014; therefore the remaining balance is reflected in 2014.

Financing commitments increased 1% from December 31, 2011 to $2.8 billion at June 30, 2012. At June 30, 2012, substantially all financing commitments were senior facilities, with 68% secured by equipment or other assets and the remainder comprised of cash flow or enterprise value facilities. Most of our undrawn and available financing commitments are in Corporate Finance. The top ten undrawn commitments totaled $300 million at June 30, 2012.

The table above includes approximately $0.6 billion of commitments at June 30, 2012 and $0.4 billion at December 31, 2011 that were not available for draw due to requirements for collateral availability or covenant conditions.

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

Risk-Weighted Assets (dollars in millions)

	June 30, 2012	December 31, 2011
Balance sheet assets	$42,796.0	$45,235.4
Risk weighting adjustments to balance sheet assets	(10,033.3)	(12,332.3)
Off balance sheet items(1)	11,497.6	11,913.4
Risk-weighted assets	$44,260.3	$44,816.5

(1)	Primarily reflects commitments to purchase aircraft and for unused lines of credit and letters of credit. See Note 9 — Regulatory Capital for more information.

Regulatory Capitalization

The Company is subject to various regulatory capital requirements set by the Federal Reserve Board. CIT committed to its regulators to maintain a 13% Total Capital Ratio at the BHC and a 15% Tier 1 Leverage Ratio at CIT Bank for at least three years.

Tier 1 Capital and Total Capital Components (dollars in millions)

	June 30, 2012	December 31, 2011
Tier 1 Capital
Total stockholders’ equity	$8,380.9	$8,888.5
Effect of certain items in accumulated other comprehensive loss excluded from Tier 1 Capital	52.4	54.3
Adjusted total equity	8,433.3	8,942.8
Less: Goodwill(1)	(338.0)	(338.0)
Disallowed intangible assets(1)	(43.6)	(63.6)
Investment in certain subsidiaries	(37.8)	(36.6)
Other Tier 1 components(2)	(64.9)	(58.1)
Tier 1 Capital	7,949.0	8,446.5
Tier 2 Capital
Qualifying reserve for credit losses and other reserves(3)	435.8	429.9
Less: Investment in certain subsidiaries	(37.8)	(36.6)
Total qualifying capital	$8,347.0	$8,839.8
Risk-weighted assets	$44,260.3	$44,816.5
BHC Ratios
Tier 1 Capital Ratio	18.0%	18.8%
Total Capital Ratio	18.9%	19.7%
Tier 1 Leverage Ratio	18.5%	18.9%
CIT Bank Ratios
Tier 1 Capital Ratio	28.8%	36.5%
Total Capital Ratio	29.8%	37.5%
Tier 1 Leverage Ratio	23.3%	24.7%

(1)	Goodwill and disallowed intangible assets adjustments also reflect the portion included within assets held for sale.

(2)	Includes the portion of net deferred tax assets that does not qualify for inclusion in Tier 1 capital based on the capital guidelines, the Tier 1 capital charge for nonfinancial equity investments and the Tier 1 capital deduction for net unrealized losses on available-for-sale marketable securities (net of tax).

(3)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit, and deferred purchase agreements, all of which are recorded in Other Liabilities.

76   CIT GROUP INC

On August 12, 2009, CIT entered into a Written Agreement with the Federal Reserve Bank of New York (the “FRBNY”). Among other requirements, the Written Agreement requires prior written approval by the FRBNY for payment of dividends and distributions and the purchase or redemption of stock.

Regulatory capital guidelines are currently based on the 1988 Capital Accord of the Basel Committee on Banking Supervision (Basel I). We compute capital ratios in accordance with Federal Reserve capital guidelines for assessing adequacy of capital. To meet the requirements for being well capitalized, a BHC generally must maintain Tier 1 and Total Capital Ratios of at least 6% and 10%, respectively. The Federal Reserve Board also has established minimum guidelines. The minimum ratios are: Tier 1 Capital Ratio of 4.0%, Total Capital Ratio of 8.0% and Tier 1 Leverage Ratio of 4.0%. In order to be considered a “well capitalized” depository institution under FDIC guidelines, CIT Bank must maintain a Tier 1 Capital Ratio of at least 6%, a Total Capital Ratio of at least 10%, and a Tier 1 Leverage Ratio of at least 5%.

In 2004, the Basel Committee published a new capital accord (Basel II) to replace Basel I. We do not meet the thresholds to be a “core bank” and are therefore not required to comply with the advanced approaches of Basel II, as implemented in the U.S.

In December 2010, the Basel Committee on Banking Supervision released its final framework for strengthening international capital and liquidity regulation (“Basel III”). Basel III requirements include higher minimum capital ratios, increased limitations on qualifying capital, minimum liquidity requirements and a more constrained leverage ratio requirement. For more information on the Basel III framework, see “Item 1. Business Overview — Regulation — Banking Supervision and Regulation — Capital Requirements — Basel III Requirements” in our Annual Report on Form 10-K for the year ended December 31, 2011.

In June 2012, the U.S. bank regulatory agencies issued three joint notices of proposed rulemaking (NPR) that, taken together, would implement the capital reforms of the Basel III framework and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank). The first NPR, the Basel III NPR, generally follows the final Basel III framework and proposes higher minimum regulatory capital requirements and a more restrictive definition of regulatory capital, as well as introduces limits on dividends and other capital distributions and certain discretionary bonuses if capital conservation buffers are not held. The second NPR, the Standardized Approach NPR, proposes changes to the current, Basel I derived generalized risk-based capital requirements for determining risk-weighted assets that expands the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50%, and 100%) to a much larger number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. Lastly, the Advanced Approaches NPR proposes changes to the advanced approaches rules to be consistent with requirements of Basel II in its most current form and with Dodd-Frank. The U.S. bank regulatory agencies have not proposed rules implementing the final liquidity framework of Basel III and have not determined to what extent they will apply to U.S. banks that are not large, internationally active banks.

Although the Basel III NPR does not specify an effective date or implementation date, it contemplates that implementation will coincide with the international Basel III implementation schedule, which commences on January 1, 2013. The Standardized Approach NPR contemplated an effective date of January 1, 2015, subject to early adoption at the option of subject institutions.

CIT expects to be subject to the Basel III and Standardized Approaches NPRs. CIT does not meet the thresholds to be considered an Advanced Approaches bank and would not be subject to those requirements. In particular, CIT would not be subject to the supplementary leverage ratio or the countercyclical buffer to be implemented at the discretion of regulators during times of excessive credit growth.

Basel III revisions governing capital requirements are subject to a phased-in transition period which begins on January 1, 2013, with full implementation on January 1, 2019. If Basel III is fully implemented in the current form, CIT will be required to maintain risk-based capital ratios at January 1, 2019 as follows:

	Minimum Capital Requirements – January 1, 2019
	Tier 1 Common Equity	Tier 1 Capital	Total Capital
Stated minimum Ratio	4.5%	6.0%	8.0%
Capital conservation buffer	2.5%	2.5%	2.5%
Effective minimum ratio	7.0%	8.5%	10.5%

Management believes that, as of June 30, 2012, CIT and CIT Bank would meet all capital adequacy requirements under the Basel III and Standardized Approach NPRs on a fully phased-in basis if such requirements were currently effective.

There can be no guarantee that the Basel III and the Standardized Approach NPRs will be adopted in their current form, what changes may be made before adoption, or when ultimate adoption will occur.

See the “Regulation” section of Item 1 Business Overview of our 2011 Form 10-K for further detail regarding regulatory matters.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   77

CIT BANK

CIT Bank is a state-chartered bank headquartered in Salt Lake City, Utah and is the Company’s principal bank subsidiary. CIT Bank originates and funds lending activity in the U.S. of various business segments. Asset growth reflected increased volume from the year-ago period and sequentially in Corporate Finance, Vendor Finance and Transportation Finance. Committed loan volume rose 62% from the year-ago period and increased 10% from the prior quarter to $1.8 billion, of which nearly $1.5 billion was funded. The sequential quarter increase reflected growth in Corporate Finance activity, including volume from Real Estate and Equipment Finance. Year to date, both committed and funded volumes are up significantly over the 2011 period.

Total assets were $10.0 billion, up from $6.9 billion at June 30, 2011 and $9.6 billion at March 31, 2012. Loans (including held-for-sale) totaled $6.6 billion, up from $5.7 billion at June 30, 2011 and were unchanged from March 31, 2012 as commercial asset growth was offset by the sale and run-off of consumer loans. Commercial loans and leases of $6.3 billion increased from $2.2 billion at June 30, 2011 and $5.1 billion at March 31, 2012. Assets held for sale declined from $1.1 billion at March 31, 2012 to $0.6 billion at June 30, 2012 reflecting the sale of $1.1 billion of student loans during the second quarter and transfer into held for sale of the remaining $0.6 billion of student loans. Cash was $3.0 billion at June 30, 2012 up from $2.6 billion at March 31, 2012 and $0.8 billion at June 30, 2011. CIT Bank’s capital and leverage ratios remain well above required levels.

Total deposits were $7.1 billion at June 30, 2012, up from $6.7 billion at March 31, 2012 and $4.4 billion at June 30, 2011. During the second quarter, CIT Bank placed over $1.1 billion of deposits at an average rate of approximately 1.4% and with an average CD term of over three years that replaced maturing deposits at higher rates. During the first quarter, CIT Bank originated over $750 million of deposits at an average rate of approximately 1.1%. Deposits originated through online channels exceeded $2 billion by early July 2012, and included savings account activity, which was launched in March 2012 to supplement the current range of CD offerings to consumers.

The following presents condensed financial information for CIT Bank.

Condensed Balance Sheets (dollars in millions)

	June 30, 2012	December 31, 2011
ASSETS:
Cash and deposits with banks	$2,976.9	$2,462.1
Investment securities	80.8	166.7
Assets held for sale	595.8	1,627.5
Commercial loans	5,996.2	3,912.4
Consumer loans	–	565.5
Allowance for loan losses	(75.7)	(49.0)
Operating lease equipment, net	274.6	31.3
Other assets	176.2	252.2
Total Assets	$10,024.8	$8,968.7
LIABILITIES AND EQUITY:
Deposits	$7,080.6	$6,124.9
Long-term borrowings	504.0	576.7
Other liabilities	109.1	150.5
Total Liabilities	7,693.7	6,852.1
Total Equity	2,331.1	2,116.6
Total Liabilities and Equity	$10,024.8	$8,968.7
Capital Ratios:
Total Capital Ratio	29.8%	37.5%
Tier 1 Capital Ratio	28.8%	36.5%
Tier 1 Leverage ratio	23.3%	24.7%

78   CIT GROUP INC

Condensed Statements of Operations (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2012	2012	2011	2012	2011
Interest income	$87.5	$83.6	$65.9	$171.1	$130.3
Interest expense	(35.5)	(37.5)	(26.6)	(73.0)	(53.7)
Net interest revenue	52.0	46.1	39.3	98.1	76.6
Provision for credit losses	(20.6)	(12.9)	(11.3)	(33.5)	(14.7)
Net interest revenue, after credit provision	31.4	33.2	28.0	64.6	61.9
Rental income on operating leases	6.0	2.9	0.3	8.9	0.3
Other income	43.6	24.3	14.7	67.9	27.6
Total net revenue, net of interest expense and credit provision	81.0	60.4	43.0	141.4	89.8
Operating expenses	(42.8)	(30.0)	(11.7)	(72.8)	(21.2)
Depreciation on operating lease equipment	(3.8)	(2.4)	(0.2)	(6.2)	(0.2)
Income before income taxes	34.4	28.0	31.1	62.4	68.4
Provision for income taxes	(12.1)	(9.6)	(16.2)	(21.7)	(30.9)
Net income	$22.3	$18.4	$14.9	$40.7	$37.5
New business originations – funded	$1,462.3	$1,160.3	$811.7	$2,622.6	$1,220.4
New business originations – committed	$1,767.3	$1,607.6	$1,092.0	$3,374.9	$1,869.1

During the second quarter, the provision for credit losses increased over the first quarter of 2012 reflecting commercial loan growth, which also drove the increase in the allowance for loan losses. Other income was higher, driven by a gain on student loans sold during the 2012 second quarter. Operating expenses increased, reflecting the transfer of employees into the bank, as well as rising bank deposit costs as deposits grow.

As detailed in the following table, net finance revenue (NFR) increased primarily on commercial asset growth. Average earning assets increased, as higher commercial assets offset the decline in consumer assets (student loans). Net FSA accretion increased NFR by $6 million during the 2012 second quarter, down from an increase of $26 million in 2011 second quarter, due primarily to lower interest income accretion, and an increase of $11 million last quarter, on lower interest income accretion. Year to date benefits totaled $18 million for 2012 and $54 million in 2011.

Net Finance Revenue (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2012	2012	2011	2012	2011
Interest income	$87.5	$83.6	$65.9	$171.1	$130.3
Rental income on operating leases	6.0	2.9	0.3	8.9	0.3
Finance revenue	93.5	86.5	66.2	180.0	130.6
Interest expense	(35.5)	(37.5)	(26.6)	(73.0)	(53.7)
Depreciation on operating lease equipment	(3.8)	(2.4)	(0.2)	(6.2)	(0.2)
Net finance revenue	$54.2	$46.6	$39.4	$100.8	$76.7
Average Earning Assets (“AEA”)	$6,653.6	$6,554.2	$5,411.1	$6,602.6	$5,289.2
As a % of AEA:
Interest income	5.26%	5.10%	4.87%	5.18%	4.93%
Rental income on operating leases	0.36%	0.18%	–	0.27%	–
Finance revenue	5.62%	5.28%	4.87%	5.45%	4.93%
Interest expense	(2.13)%	(2.29)%	(1.96)%	(2.21)%	(2.03)%
Depreciation on operating lease equipment	(0.23)%	(0.15)%	–	(0.19)%	–
Net finance revenue	3.26%	2.84%	2.91%	3.05%	2.90%

Net finance revenue is a non-GAAP measure.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   79

NFR as a percentage of average earning assets (“Net Finance Margin”) increased from the prior-year quarter, as the revenue earned from higher-yielding commercial assets offset the decrease in FSA accretion. Excluding the FSA impacts, net finance margin increased, reflecting a shift in weighting as commercial loans grew and became a more significant proportion of the earning assets, while the lower yielding consumer assets, principally student loans, run-off. The margin increase is partially offset by the relatively high proportion of low-yielding assets, student loans and cash.

Adjusted Net Finance Revenue as a % of AEA (dollars in millions)

	Quarters Ended
	June 30, 2012		March 31, 2012		June 30, 2011
Net finance revenue	$54.2	3.26%	$46.6	2.84%	$39.4	2.91%
FSA impact on net finance revenue	(6.4)	(0.41)%	(11.1)	(0.68)%	(25.6)	(1.92)%
Adjusted net finance revenue	$47.8	2.85%	$35.5	2.16%	$13.8	0.99%

	Six Months Ended June 30,
	2012		2011
Net finance revenue	$100.8	3.05%	$76.7	2.90%
FSA impact on net finance revenue	(17.5)	(0.54)%	(54.4)	(2.09)%
Adjusted net finance revenue	$83.3	2.51%	$22.3	0.81%

Net finance revenue is a non-GAAP measure.

The following table presents the Bank’s pre-tax net income and adjusted pre-tax net income:

Impacts of FSA Accretion and Debt-related Transaction Costs on Pre-tax Income (Loss) (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2012	2012	2011	2012	2011
Pre-tax Income – Reported	$34.4	$28.0	$31.1	$62.4	$68.4
Net FSA Accretion	(6.4)	(11.1)	(25.6)	(17.5)	(54.4)
Pre-tax Income – Excluding FSA Net Accretion	$28.0	$16.9	$5.5	$44.9	$14.0

Pre-tax Income – Excluding FSA Net Accretion is a non-GAAP measure.

80   CIT GROUP INC

CIT Group Inc. Select Data (dollars in millions)

	At or for the Quarters Ended			For the Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2012	2012	2011	2012	2011
Select Statement of Operations Data
Net interest revenue	$(229.9)	$(668.1)	$(206.8)	$(898.0)	$(266.6)
Provision for credit losses	(8.9)	(42.6)	(84.1)	(51.5)	(206.5)
Total other income	589.5	688.7	653.6	1,278.2	1,332.9
Total other expenses	(392.4)	(383.7)	(391.7)	(776.1)	(756.8)
Income (loss) before provision for income taxes	(41.7)	(405.7)	(29.0)	(447.4)	103.0
Net (loss) income	(70.7)	(446.5)	(49.7)	(517.2)	15.9
Per Common Share Data
Income (loss) income per share – diluted	$(0.35)	$(2.22)	$(0.25)	$(2.57)	$0.08
Book value per common share	$41.73	$42.09	$44.61
Tangible book value per common share	$39.87	$40.20	$42.54
Performance Ratios
Return on average common stockholders’ equity	(3.4)%	(20.3)%	(2.2)%	(12.0)%	0.4%
Net finance revenue as a percentage of average earning assets	1.05%	(4.43)%	0.70%	(1.72)%	1.43%
Return on average total assets	(0.65)%	(3.98)%	(0.40)%	(2.33)%	0.06%
Total ending equity to total ending assets	19.6%	19.2%	18.6%
Balance Sheet Data
Loans including receivables pledged	$20,100.5	$20,490.6	$22,271.9
Allowance for loan losses	(414.2)	(420.0)	(424.0)
Operating lease equipment, net	11,896.4	11,904.0	10,919.1
Goodwill and intangible assets, net	373.1	380.8	414.9
Total cash and short-term investments	7,043.1	7,336.1	10,061.4
Total assets	42,796.0	44,148.3	48,176.7
Total debt and deposits	30,697.9	31,915.8	35,368.3
Total common stockholders’ equity	8,380.9	8,453.2	8,946.9
Credit Quality
Non-accrual loans as a percentage of finance receivables	2.26%	2.35%	4.77%
Net credit losses as a percentage of average finance receivables	0.33%	0.44%	0.95%	0.38%	1.64%
Reserve for credit losses as a percentage of finance receivables	2.06%	2.05%	1.90%
Financial Ratios
Tier 1 Capital	18.0%	17.6%	19.1%
Total Risk-based Capital	18.9%	18.5%	20.0%

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   81

Quarterly Average Balances(1) and Associated Income (dollars in millions)

	June 30, 2012			March 31, 2012			June 30, 2011
	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)
Deposits with banks	$6,456.2	$5.0	0.31%	$6,288.3	$4.9	0.31%	$5,505.5	$5.1	0.37%
Investments	1,278.3	3.0	0.94%	1,707.8	2.9	0.68%	4,036.5	3.5	0.35%
Loans and leases (including held for sale)(2)(3)
U.S.	16,983.1	297.9	7.53%	17,805.7	306.9	7.37%	19,534.9	426.3	9.25%
Non-U.S.	4,024.7	103.4	10.28%	4,017.2	96.9	9.65%	4,863.2	164.7	13.56%
Total loans and leases(2)	21,007.8	401.3	8.09%	21,822.9	403.8	7.81%	24,398.1	591.0	10.15%
Total interest earning assets / interest income(2)(3)	28,742.3	409.3	5.94%	29,819.0	411.6	5.74%	33,940.1	599.6	7.31%
Operating lease equipment, net (including held for sale)(4)
U.S.(4)	6,134.4	148.5	9.68%	5,871.2	137.9	9.40%	4,999.1	97.0	7.76%
Non-U.S.(4)	6,207.0	166.3	10.72%	6,334.2	163.9	10.35%	6,248.0	170.0	10.88%
Total operating lease equipment, net(4)	12,341.4	314.8	10.20%	12,205.4	301.8	9.89%	11,247.1	267.0	9.50%
Total earning assets(2)	41,083.7	$724.1	7.25%	42,024.4	$713.4	6.98%	45,187.2	$866.6	7.86%
Non interest earning assets
Cash due from banks	441.8			408.7			1,503.8
Allowance for loan losses	(415.1)			(410.6)			(405.8)
All other non-interest earning assets	2,696.5			2,862.7			3,249.7
Total Average Assets	$43,806.9			$44,885.2			$49,534.9
Average Liabilities
Borrowings
Deposits	$6,922.6	$35.3	2.04%	$6,552.5	$36.3	2.22%	$4,249.0	$25.1	2.36%
Long-term borrowings(5)	24,695.8	603.9	9.78%	25,719.6	1,043.4	16.23%	32,268.6	781.3	9.68%
Total interest-bearing liabilities	31,618.4	$639.2	8.09%	32,272.1	$1,079.7	13.38%	36,517.6	$806.4	8.83%
Credit balances of factoring clients	1,160.4			1,143.4			1,113.0
Other non-interest bearing liabilities	2,597.3			2,685.2			2,932.1
Noncontrolling interests	4.5			3.7			2.3
Stockholders’ equity	8,426.3			8,780.8			8,969.9
Total Average Liabilities and Stockholders’ Equity	$43,806.9			$44,885.2			$49,534.9
Net revenue spread			(0.84)%			(6.40)%			(0.97)%
Impact of non-interest bearing sources			1.69%			2.82%			1.52%
Net revenue/yield on earning assets(2)		$84.9	0.85%		($366.3)	(3.58)%		$60.2	0.55%

82   CIT GROUP INC

Six Month Average Balances(1) and Associated Income (dollars in millions)

	June 30, 2012			June 30, 2011
	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)
Deposits with banks	$6,423.3	$9.9	0.31%	$7,412.2	$11.4	0.31%
Investments	1,515.8	5.9	0.78%	2,463.3	5.6	0.45%
Loans and leases (including held for sale)(2)(3)
U.S.	17,341.3	604.8	7.47%	19,773.0	888.6	9.48%
Non-U.S.	4,008.9	200.3	10.00%	4,972.2	332.8	13.39%
Total loans and leases(2)	21,350.2	805.1	7.97%	24,745.2	1,221.4	10.30%
Total interest earning assets / interest income(2)(3)	29,289.3	820.9	5.84%	34,620.7	1,238.4	7.37%
Operating lease equipment, net (including held for sale)(4)
U.S.(4)	6,010.1	286.4	9.53%	4,966.6	200.7	8.08%
Non-U.S.(4)	6,271.3	330.2	10.53%	6,249.5	315.0	10.08%
Total operating lease equipment, net(4)	12,281.4	616.6	10.04%	11,216.1	515.7	9.20%
Total earning assets(2)	41,570.7	$1,437.5	7.11%	45,836.8	$1,754.1	7.83%
Non interest earning assets
Cash due from banks	440.1			1,205.0
Allowance for loan losses	(411.8)			(410.4)
All other non-interest earning assets	2,775.3			3,274.9
Total Average Assets	$44,374.3			$49,906.3
Average Liabilities
Borrowings
Deposits	$6,726.5	$71.6	2.13%	$4,364.2	$49.5	2.27%
Long-term borrowings(5)	25,222.9	1,647.3	13.06%	32,576.5	1,455.5	8.94%
Total interest-bearing liabilities	31,949.4	$1,718.9	10.76%	36,940.7	$1,505.0	8.15%
Credit balances of factoring clients	1,157.9			1,028.7
Other non-interest bearing liabilities	2,637.8			2,973.4
Noncontrolling interests	4.2			0.1
Stockholders’ equity	8,625.0			8,963.4
Total Average Liabilities and Stockholders’ Equity	$44,374.3			$49,906.3
Net revenue spread			(3.65)%			(0.32)%
Impact of non-interest bearing sources			2.26%			1.43%
Net revenue/yield on earning assets(2)		$(281.4)	(1.39)%		$249.1	1.11%

(1)	The average balances presented are derived based on month end balances during the year. Tax exempt income was not significant in any of the years presented. Average rates are impacted by FSA accretion and amortization.

(2)	The rate presented is calculated net of average credit balances for factoring clients.

(3)	Non-accrual loans and related income are included in the respective categories.

(4)	Operating lease rental income is a significant source of revenue; therefore, we have presented the rental revenues net of depreciation.

(5)	Interest and average rates include FSA accretion, including amounts accelerated due to redemptions or extinguishments, as well as prepayment penalties, on the Series C Notes-(Exchanged), Series A Notes and Series B Notes.

The average long-term borrowings balances presented below are derived based on daily balances and the average rates are based on a 30 days per month day count convention. The average rates include FSA amortization and prepayment fees, which due to the annualizing, can distort the derived rate. The debt coupon rates at June 30, 2012, on a pre-FSA basis, are as follows: Senior Unsecured Notes — 5.19%, Series C Notes (exchanged) — 7.00%, Series C Notes (other) — 5.37%, Other Debt — 6.03%, Secured Borrowings — 2.25%, and Revolving Credit Facility — 2.75%. The aggregate portfolio weighted average at June 30, 2012 was 4.25%.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   83

Average Daily Long-term Borrowings Balances and Rates (dollars in millions)

	Quarters Ended
	June 30, 2012			March 31, 2012			June 30, 2011
	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)
Unsecured
Revolving Credit Facility	$457.5	$3.4	2.95%	$210.8	$1.7	3.22%	$–	$–	–
Senior Unsecured	2,700.0	36.9	5.47%	266.7	3.5	5.25%	–	–	–
Series C Notes – (Exchanged)(1)	5,906.4	410.0	27.77%	7,982.4	189.6	9.50%	–	–	–
Series C Notes – (other)	5,250.0	72.3	5.51%	3,942.5	55.4	5.62%	–	–	–
Other debt	86.5	2.6	12.08%	86.4	2.7	12.42%	–	–	–
Total Unsecured Debt	14,400.4	525.2	14.59%	12,488.8	252.9	8.10%	–	–	–
Secured
Secured borrowings(1)	$10,224.0	$78.7	3.08%	$10,328.2	$106.7	4.13%	$10,087.5	$118.2	4.69%
First Lien Term Facility	–	–	–	–	–	–	3,040.8	50.7	6.67%
Series A Notes(1)	–	–	–	3,424.8	683.8	79.86%	15,363.0	539.3	14.04%
Series C Notes – (other)	–	–	–	–	–	–	2,000.0	30.1	6.02%
Series C Notes (Exchanged from Series A)	–	–	–	–	–	–	1,267.2	38.6	12.19%
Other debt	–	–	–	–	–	–	146.8	4.4	12.11%
Total Secured Debt	10,224.0	78.7	3.08%	13,753.0	790.5	22.99%	31,905.3	781.3	9.80%
Total Long-term Borrowings	$24,624.4	$603.9	9.81%	$26,241.8	$1,043.4	15.90%	$31,905.3	$781.3	9.80%

	Six Months Ended
	June 30, 2012			June 30, 2011
	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)
Unsecured
Revolving Credit Facility	$334.1	$5.1	3.04%	$–	$–	–
Senior Unsecured	1,483.3	40.4	5.45%	–	–	–
Series C Notes – (Exchanged)(1)	6,944.4	599.6	17.27%	–	–	–
Series C Notes – (other)	4,596.3	127.7	5.56%	–	–	–
Other debt	86.5	5.3	12.25%	–	–	–
Total Unsecured Debt	13,444.6	778.1	11.57%	–	–	–
Secured
Secured borrowings(1)	$10,276.1	$185.4	3.61%	$10,397.4	$247.4	4.76%
First Lien Term Facility	–	–	–	3,041.7	101.1	6.65%
Series A Notes(1)	1,712.4	683.8	79.86%	17,059.8	1,026.4	12.03%
Series B Notes(1)	–	–	–	12.5	2.1	16.03%
Series C Notes – (other)	–	–	–	1,011.0	30.9	6.11%
Series C Notes (Exchanged from Series A)	–	–	–	633.6	38.6	12.18%
Other debt	–	–	–	153.1	9.0	11.76%
Total Secured Debt	11,988.5	869.2	14.50%	32,309.1	1,455.5	9.01%
Total Long-term Borrowings	$25,433.1	$1,647.3	12.95%	$32,309.1	$1,455.5	9.01%

(1)	Interest expense for the Series C Notes-(Exchanged), Series A Notes and Series B Notes include the following accelerated FSA accretion (amortization) and prepayment penalties:

84   CIT GROUP INC

Accelerated FSA Accretion (Amortization) and Prepayment Penalties (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30, 2012	March 31, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Series C Notes – (Exchanged) accelerated FSA	$264.9	$–	$–	$264.9	$–
Series A Notes – accelerated FSA	–	596.9	113.3	596.9	138.0
Series A Notes – prepayment penalty	–	–	50.0	–	70.0
Series B Notes – accelerated FSA	–	–	–	–	(13.5)
Series B Notes – prepayment penalty	–	–	–	–	15.0
Total accelerated FSA and prepayment penalty	$264.9	$596.9	$163.3	$861.8	$209.5

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   85

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

INTERNAL CONTROLS

The Internal Controls Working Group (“ICWG”), which reports to the Disclosure Committee, is responsible for monitoring and improving internal controls over financial reporting. The ICWG is chaired by the Controller and is comprised of senior executives in Finance and the Chief Auditor. See Item 4. Controls and Procedures for more information.

86   CIT GROUP INC

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

Total Net Revenues(1) (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2012	2012	2011	2012	2011
Interest income	$409.3	$411.6	$599.6	$820.9	$1,238.4
Rental income on operating leases	445.5	439.3	420.2	884.8	829.1
Finance revenue	854.8	850.9	1,019.8	1,705.7	2,067.5
Interest expense	(639.2)	(1,079.7)	(806.4)	(1,718.9)	(1,505.0)
Depreciation on operating lease equipment	(130.7)	(137.5)	(153.2)	(268.2)	(313.4)
Net finance revenue	84.9	(366.3)	60.2	(281.4)	249.1
Other income	144.0	249.4	233.4	393.4	503.8
Total net revenues	$228.9	$(116.9)	$293.6	$112.0	$752.9
Net Operating Lease Revenue(2)
Rental income on operating leases	$445.5	$439.3	$420.2	$884.8	$829.1
Depreciation on operating lease equipment	(130.7)	(137.5)	(153.2)	(268.2)	(313.4)
Net operating lease revenue	$314.8	$301.8	$267.0	$616.6	$515.7

Net Finance Revenue as a % of Average Earning Assets(3) (dollars in millions)

	Quarters Ended
	June 30, 2012		March 31, 2012		June 30, 2011
Net finance revenue	$84.9	1.05%	$(366.3)	(4.43)%	$60.2	0.70%
FSA impact on net finance revenue	184.1	1.97%	546.3	6.40%	25.8	0.18%
Secured debt prepayment penalties	–	–	–	–	50.0	0.52%
Adjusted net finance revenue	$269.0	3.02%	$180.0	1.97%	$136.0	1.40%

	Six Months Ended
	June 30, 2012		June 30, 2011
Net finance revenue	$(281.4)	(1.72)%	$249.1	1.43%
FSA impact on net finance revenue	730.4	4.21%	(57.3)	(0.45)%
Secured debt prepayment penalties	–	–	85.0	0.43%
Adjusted net finance revenue	$449.0	2.49%	$276.8	1.41%

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   87

Impacts of FSA Accretion and Debt-related Transaction Costs on Pre-tax Income (Loss) by Segment (dollars in millions)

	Quarter Ended June 30, 2012
	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Consumer	Corporate & Other	Total
Pre-tax Income/(Loss) – Reported	$49.5	$(0.2)	$3.1	$(12.1)	$30.3	$(112.3)	$(41.7)
Accelerated FSA Net Discount/(Premium) on Debt Extinguishments and Repurchases	44.0	129.5	8.8	38.9	6.5	37.2	264.9
Debt Related – Loss on Debt Extinguishments	–	–	–	–	–	21.5	21.5
Pre-tax Income (Loss) – Excluding Accelerated FSA Net Discount/(Premium) on Debt Extinguishments and Repurchases and Loss on Debt Extinguishments	93.5	129.3	11.9	26.8	36.8	(53.6)	244.7
Net FSA Accretion (excluding debt related acceleration)	(63.8)	(36.7)	0.9	(9.2)	(21.2)	4.4	(125.6)
Pre-tax Income (Loss) – Excluding FSA Net Accretion & Debt Related Costs	$29.7	$92.6	$12.8	$17.6	$15.6	$(49.2)	$119.1

	Quarter Ended March 31, 2012
Pre-tax Income/(Loss) – Reported	$70.3	$(198.2)	$(17.0)	$(113.1)	$(24.2)	$(123.5)	$(405.7)
Accelerated FSA Net Discount/(Premium) on Debt Extinguishments and Repurchases	107.1	278.8	21.2	99.1	15.9	74.8	596.9
Debt Related – Loss on Debt Extinguishments	–	–	–	–	–	22.9	22.9
Pre-tax Income (Loss) – Excluding Accelerated FSA Net Discount/(Premium) on Debt Extinguishments and Repurchases and Loss on Debt Extinguishments	177.4	80.6	4.2	(14.0)	(8.3)	(25.8)	214.1
Net FSA Accretion (excluding debt related acceleration)	(36.9)	(26.9)	1.9	(9.2)	4.6	6.9	(59.6)
Pre-tax Income (Loss) – Excluding FSA Net Accretion & Debt Related Costs	$140.5	$53.7	$6.1	$(23.2)	$(3.7)	$(18.9)	$154.5

	Quarter Ended June 30, 2011
Pre-tax Income/(Loss) – Reported	$46.5	$26.7	$0.7	$28.8	$6.7	$(138.4)	$(29.0)
Accelerated FSA Net Discount/(Premium) on Debt Extinguishments and Repurchases	26.6	44.4	4.9	24.4	2.3	10.7	113.3
Debt Related – Prepayment Penalties	–	–	–	–	–	50.0	50.0
Pre-tax Income (Loss) – Excluding Accelerated FSA Net Discount/(Premium) on Debt Extinguishments and Repurchases and Loss on Debt Extinguishments	73.1	71.1	5.6	53.2	9.0	(77.7)	134.3
Net FSA Accretion (excluding debt related acceleration)	(55.4)	(28.7)	3.1	(29.9)	(13.3)	6.7	(117.5)
Pre-tax Income (Loss) – Excluding FSA Net Accretion & Debt Related Costs	$17.7	$42.4	$8.7	$23.3	$(4.3)	$(71.0)	$16.8

	Six Months Ended June 30, 2012
	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Consumer	Corporate & Other	Total
Pre-tax Income/(Loss) – Reported	$119.8	$(198.4)	$(13.9)	$(125.2)	$6.1	$(235.8)	$(447.4)
Accelerated FSA Net Discount/(Premium) on Debt Extinguishments and Repurchases	151.1	408.3	30.0	138.0	22.4	112.0	861.8
Debt Related – Loss on Debt Extinguishments	–	–	–	–	–	44.4	44.4
Pre-tax Income (Loss) – Excluding Accelerated FSA Net Discount/(Premium) on Debt Extinguishments and Repurchases and Loss on Debt Extinguishments	270.9	209.9	16.1	12.8	28.5	(79.4)	458.8
Net FSA Accretion (excluding debt related acceleration)	(100.7)	(63.6)	2.8	(18.4)	(16.6)	11.3	(185.2)
Pre-tax Income (Loss) – Excluding FSA Net Accretion & Debt Related Costs	$170.2	$146.3	$18.9	$(5.6)	$11.9	$(68.1)	$273.6

88   CIT GROUP INC

Impacts of FSA Accretion and Debt-related Transaction Costs on Pre-tax Income (Loss) by Segment (dollars in millions)

	Six Months Ended June 30, 2011
	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Consumer	Corporate & Other	Total
Pre-tax Income/(Loss) – Reported	$171.2	$69.8	$(2.3)	$38.7	$9.1	$(183.5)	$103.0
Accelerated FSA Net Discount/(Premium) on Debt Extinguishments and Repurchases	29.2	48.8	5.4	26.8	2.5	11.8	124.5
Debt Related – Prepayment Costs	–	–	–	–	–	85.0	85.0
Pre-tax Income (Loss) – Excluding Accelerated FSA Net Discount/(Premium) on Debt Extinguishments and Repurchases and Loss on Debt Extinguishments	200.4	118.6	3.1	65.5	11.6	(86.7)	312.5
Net FSA Accretion (excluding debt related acceleration)	(129.4)	(49.8)	6.2	(58.5)	(23.9)	13.5	(241.9)
Pre-tax Income (Loss) – Excluding FSA Net Accretion & Debt Related Costs	$71.0	$68.8	$9.3	$7.0	$(12.3)	$(73.2)	$70.6

Earning Assets(3) (dollars in millions)

	June 30, 2012	March 31, 2012	December 31, 2011
Loans	$20,100.5	$20,490.6	$19,885.5
Operating lease equipment, net	11,896.4	11,904.0	11,991.6
Assets held for sale	1,434.0	1,701.9	2,332.3
Credit balances of factoring clients	(1,164.1)	(1,109.8)	(1,225.5)
Total earning assets	$32,266.8	$32,986.7	$32,983.9
Commercial earning assets	$27,809.4	$27,307.9	$26,638.5

Tangible Book Value (dollars in millions)

	June 30, 2012	March 31, 2012	December 31, 2011
Total common stockholders’ equity	$8,380.9	$8,453.2	$8,888.5
Less: Goodwill	(330.8)	(330.8)	(330.8)
Intangible assets	(42.3)	(50.0)	(63.6)
Tangible book value	$8,007.8	$8,072.4	$8,494.1

(1)	Total net revenues are the combination of net finance revenue and other income and is an aggregation of all sources of revenue for the Company. Total net revenues is used by management to monitor business performance.

(2)	Total net operating lease revenue is the combination of rental income on operating leases less depreciation on operating lease equipment. Total net operating lease revenues are used by management to monitor portfolio performance.

(3)	Earning assets are utilized in certain revenue and earnings ratios. Earning assets are net of credit balances of factoring clients. This net amount represents the amounts we fund.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   89

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

90   CIT GROUP INC

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2012. Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.

(b) Changes In Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 4.  Controls and Procedures  91

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

ITEM 1A.  Risk Factors

For a discussion of certain risk factors affecting CIT, see Part I, Item 1A: Risk Factors, of CIT’s 2011 Annual Report on Form 10-K and Forward-Looking Statements of this Form 10-Q. In addition, the following Risk Factor, which was previously included in the Risk Factors set forth in CIT’s 2011 Annual Report on Form 10-K, is amended and updated in this Form 10-Q to provide additional disclosure regarding certain information security breaches.

We rely on our systems, employees, and certain third party vendors and service providers in conducting our operations, and certain failures, including internal or external fraud, operational errors, systems malfunctions, or cybersecurity incidents, could materially adversely affect our operations.

We are exposed to many types of operational risk, including the risk of fraud by employees and outsiders, clerical and recordkeeping errors, and computer or telecommunications systems malfunctions. Our businesses are dependent on our ability to process a large number of increasingly complex transactions. If any of our financial, accounting, or other data processing systems fail or have other significant shortcomings, we could be materially adversely affected. We are similarly dependent on our employees. We could be materially adversely affected if one of our employees causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems. Third parties with which we do business, including vendors that provide services or security solutions for our operations, could also be sources of operational and information security risk to us, including from breakdowns, failures, or capacity constraints of their own systems or employees. Any of these occurrences could result in a diminished ability for us to operate one or more of our businesses, or cause financial loss, potential liability to clients, inability to secure insurance, reputational damage, or regulatory intervention, which could materially adversely affect us.

We may also be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control, which may include, for example, computer viruses or electrical or telecommunications outages, natural or man-made disasters, such as earthquakes, hurricanes, floods, or tornados, disease pandemics, or events arising from local or regional politics, including terrorist acts. Such disruptions may give rise to losses in service to clients and loss or liability to us. In addition, there is the risk that our controls and procedures as well as business continuity and data security systems prove to be inadequate. The computer systems and network systems we and others use could be vulnerable to unforeseen problems. These problems may arise in both our internally developed systems and the systems of third-party service providers. In addition, our computer systems and network infrastructure present security risks, and could be susceptible to hacking or identity theft. Any such failure could affect our operations and could materially adversely affect our results of operations by requiring us to expend significant resources to correct the defect, as well as by exposing us to litigation or losses not covered by insurance. Although we have business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems that support our businesses and customers.

92   CIT GROUP INC

Information security risks for large financial institutions such as CIT have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. As noted above, our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. Our businesses rely on our digital technologies, computer and email systems, software, and networks to conduct their operations. Although we believe we have robust information security procedures and controls, our technologies, systems, networks, and our customers’ devices may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of CIT’s or our customers’ confidential, proprietary and other information, or otherwise disrupt CIT’s or its customers’ or other third parties’ business operations.

Since January 1, 2009, we have experienced several security breaches involving the release of customer information by third party service providers. These breaches typically involved an inadvertent release of customer information by the third party service provider to another financial institution or educational institution and the information was subsequently returned or destroyed. However, in two instances, data on consumer accounts serviced by a third party provider, including certain customers of the Company, were taken by insiders of the third party provider without authorization. In both instances, the suspects were identified and the data was recovered. There was no damage to either the Company or the customers as a result of either security breach. Although to date we have not experienced any material losses relating to cyber attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the prominent size and scale of CIT and its role in the financial services industry, our plans to continue to implement our Internet banking channel strategies and develop additional remote connectivity solutions to serve our customers when and how they want to be served, our expanded geographic footprint and international presence, the outsourcing of some of our business operations, and the continued uncertain global economic environment. As a result, cyber security and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for CIT. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

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

ITEM 4.	Mine Safety Disclosure

Not applicable.

Item 4.  Controls and Procedures  93

ITEM 6. Exhibits

(a)Exhibits

3.1	Third Amended and Restated Certificate of Incorporation of the Company, dated December 8, 2009 (incorporated by reference to Exhibit 3.1 to Form 8-K filed December 9, 2009).

3.2	Amended and Restated By-laws of the Company, as amended through December 8, 2009 (incorporated by reference to Exhibit 3.2 to Form 8-K filed December 9, 2009).

4.1	Indenture dated as of December 10, 2009 between CIT Group Inc. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to Form 8-K filed December 16, 2009).

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

4.5
First Supplemental Indenture dated as of February 13, 2007 between CIT Group Inc. and The Bank of New York Mellon (as successor to JPMorgan Chase Bank N.A.) for the issuance of senior debt securities (incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 13, 2007).

4.6
Third Supplemental Indenture dated as of October 1, 2009, between CIT Group Inc. and The Bank of New York Mellon (as successor to JPMorgan Chase Bank N.A.) relating to senior debt securities (incorporated by reference to Exhibit 4.4 to Form 8-K filed on October 7, 2009).

4.7
Fourth Supplemental Indenture dated as of October 16, 2009 between CIT Group Inc. and The Bank of New York Mellon (as successor to JPMorgan Chase Bank N.A.) relating to senior debt securities (incorporated by reference to Exhibit 4.1 to Form 8-K filed October 19, 2009).

4.8
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

94   CIT GROUP INC

4.9
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

4.10
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

4.11
Form of Aircraft Head Lease between Madeleine Leasing Limited, as lessor, and CIT Aerospace International, as head lessee, relating to certain Export Credit Agency sponsored secured financings of aircraft and related assets during the 2008 and 2009 fiscal years (incorporated by reference to Exhibit 4.14 to Form 10-K filed March 10, 2011).

4.12
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

Item 6:  Exhibits  95

4.17	Indenture, dated as of March 30, 2011, between CIT Group Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed June 30, 2011).

4.18
First Supplemental Indenture, dated as of March 30, 2011, between CIT Group Inc., the Guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee (including the Form of 5.250% Note due 2014 and the Form of 6.625% Note due 2018) (incorporated by reference to Exhibit 4.2 to Form 8-K filed June 30, 2011).

4.19
Second Supplemental Indenture among CIT, certain Guarantors named therein and Deutsche Bank Trust Company Americas (as trustee, Series C parent collateral agent, and Series C subsidiary collateral agent), dated as of June 15, 2011 (incorporated by reference to Exhibit 4.1 to Form 8-K filed June 20, 2011).

4.20
Registration Rights Agreement, dated as of March 30, 2011, among CIT Group Inc., the Guarantors named therein, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc. and J.P. Morgan Securities LLC, as representatives for the initial purchasers named therein (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 30, 2011).

4.21
Registration Rights Agreement, dated as of June 15, 2011, among CIT Group Inc., the Guarantors named therein, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as dealer-manager (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 20, 2011).

4.22
Third Supplemental Indenture, dated as of February 7, 2012, between CIT Group Inc., the Guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee (including the Form of Notes) (incorporated by reference to Exhibit 4.4 of Form 8-K dated February 13, 2012).

4.23
Registration Rights Agreement, dated as of February 7, 2012, among CIT Group Inc., the Guarantors named therein, and JP Morgan Securities LLC, as representative for the initial purchasers named therein (incorporated by reference to Exhibit 10.1 of Form 8-K dated February 13, 2012).

4.24
Revolving Credit and Guaranty Agreement, dated as of August 25, 2011 among CIT Group Inc., certain subsidiaries of CIT Group Inc., the lenders party thereto from time to time and Bank of America, N.A., as Administrative Agent, Collateral Agent, and L/C Issuer (incorporated by reference to Exhibit 4.1 to Form 8-K filed August 26, 2011).

4.25
Indenture, dated as of March 15, 2012, among CIT Group Inc., Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, security registrar and authenticating agent (incorporated by reference to Exhibit 4.1 of Form 8-K filed March 16, 2012).

4.26
First Supplemental Indenture, dated as of March 15, 2012, among CIT Group Inc., Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, security registrar and authenticating agent (including the Form of 5.25% Senior Unsecured Note due 2018) (incorporated by reference to Exhibit 4.2 of Form 8-K filed March 16, 2012).

4.27
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

10.28
Third Supplemental Indenture, dated as of August 3, 2012, among CIT Group Inc., Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, security registrar and authenticating agent (including the Form of 4.25% Senior Unsecured Note due 2017 and the Form of 5.00% Senior Unsecured Note due 2022) (incorporated by reference to Exhibit 4.2 to Form 8-K filed August 3, 2012).

10.1
Form of Separation Agreement by and between Tyco International Ltd. and CIT (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the Registration Statement on Form S-1 filed June 26, 2002).

96   CIT GROUP INC

10.2
Form of Financial Services Cooperation Agreement by and between Tyco International Ltd. and CIT (incorporated by reference to Exhibit 10.3 to Amendment No. 2 to the Registration Statement on Form S-1 filed June 12, 2002).

10.3*	Amended and Restated CIT Group Inc. Long-Term Incentive Plan (as amended and restated effective December 10, 2009) (incorporated by reference to Exhibit 4.1 to Form S-8 filed January 11, 2010).

10.4*	CIT Group Inc. Supplemental Retirement Plan (As Amended and Restated Effective as of January 1, 2008) (incorporated by reference to Exhibit 10.27 to Form 10-Q filed May 12, 2008).

10.5*	CIT Group Inc. Supplemental Savings Plan (As Amended and Restated Effective as of January 1, 2008) (incorporated by reference to Exhibit 10.28 to Form 10-Q filed May 12, 2008).

10.6*	New Executive Retirement Plan of CIT Group Inc. (As Amended and Restated as of January 1, 2008) (incorporated by reference to Exhibit 10.29 to Form 10-Q filed May 12, 2008).

10.7*	Letter Agreement, effective February 8, 2010, between CIT Group Inc. and John A. Thain (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 8, 2010).

10.8*	Form of CIT Group Inc. Three Year Stock Salary Award Agreement, dated February 8, 2010 (incorporated by reference to Exhibit 10.2 to Form 8-K filed February 8, 2010).

10.9*	Form of CIT Group Inc. One Year Stock Salary Award Agreement, dated February 8, 2010 (incorporated by reference to Exhibit 10.3 to Form 8-K filed February 8, 2010).

10.10	Written Agreement, dated August 12, 2009, between CIT Group Inc. and the Federal Reserve Bank of New York (incorporated by reference to Exhibit 10.1 of Form 8-K filed August 13, 2009).

10.11	Form of CIT Group Inc. Two Year Restricted Stock Unit Award Agreement, dated July 29, 2010 (incorporated by reference to Exhibit 10.31 to Form 10-Q filed August 9, 2010).

10.12*	Letter Agreement, dated June 2, 2010, between CIT Group Inc. and Scott T. Parker (incorporated by reference to Exhibit 99.3 to Form 8-K filed July 6, 2010).

10.13	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Unit Retention Award Agreement (incorporated by reference to Exhibit 10.33 to Form 10-Q filed August 9, 2010).

10.14	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.34 to Form 10-Q filed August 9, 2010).

10.15	Form of CIT Group Inc. Long-term Incentive Plan Stock Option Award Agreement (One Year Vesting) (incorporated by reference to Exhibit 10.35 to Form 10-Q filed August 9, 2010).

10.16	Form of CIT Group Inc. Long-term Incentive Plan Stock Option Award Agreement (Three Year Vesting) (incorporated by reference to Exhibit 10.36 to Form 10-Q filed August 9, 2010).

10.17	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Award Agreement (One Year Vesting) (incorporated by reference to Exhibit 10.37 to Form 10-Q filed August 9, 2010).

10.18	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Award Agreement (Three Year Vesting) (incorporated by reference to Exhibit 10.38 to Form 10-Q filed August 9, 2010).

10.19	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Unit Director Award Agreement (Initial Grant) (incorporated by reference to Exhibit 10.39 to Form 10-Q filed August 9, 2010).

10.20	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Unit Director Award Agreement (Annual Grant) (incorporated by reference to Exhibit 10.40 to Form 10-Q filed August 9, 2010).

10.21	Form of Tax Agreement by and between Tyco International Ltd. and CIT (incorporated by reference to Exhibit 10.27 to Amendment No. 2 to the Registration Statement on Form S-1 filed June 12, 2002).

10.22*	Amended and Restated Employment Agreement, dated as of May 7, 2008, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.35 to Form 10-K filed March 2, 2009).

Item 6:  Exhibits  97

10.23*	Extension of Term of Employment Agreement, dated as of November 24, 2008, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.36 to Form 10-K filed March 2, 2009).

10.24*	Amendment to Employment Agreement, dated December 22, 2008, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.37 to Form 10-K filed March 2, 2009).

10.25*	Extension of Term of Employment Agreement, dated December 21, 2009, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.24 to Form 10-K filed March 16, 2010).

10.26*	Extension of Term of Employment Agreement, dated March 14, 2011, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.30 of Form 10-Q filed August 9, 2011).

10.27*	Letter Agreement, dated April 21, 2010, between CIT Group Inc. and Nelson J. Chai (incorporated by reference to Exhibit 10.31 of Form 10-Q filed August 9, 2011).

10.28*	Letter Agreement, dated April 8, 2010, between CIT Group Inc. and Lisa K. Polsky (incorporated by reference to Exhibit 10.32 of Form 10-Q filed August 9, 2011).

10.29	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (with Good Reason) (incorporated by reference to Exhibit 10.33 of Form 10-Q filed August 9, 2011).

10.30	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (without Good Reason) (incorporated by reference to Exhibit 10.34 of Form 10-Q filed August 9, 2011).

10.31**
Airbus A320 NEO Family Aircraft Purchase Agreement, dated as of July 28, 2011, between Airbus S.A.S. and C.I.T. Leasing Corporation (incorporated by reference to Exhibit 10.35 of Form 10-Q/A filed February 1, 2012).

10.32**
Amended and Restated Confirmation, dated June 28, 2012, between CIT TRS Funding B.V. and Goldman Sachs International, and Credit Support Annex and ISDA Master Agreement and Schedule, each dated October 26, 2011, between CIT TRS Funding B.V. and Goldman Sachs International, evidencing a $625 billion securities based financing facility.

10.33**
Third Amended and Restated Confirmation, dated June 28, 2012, between CIT Financial Ltd. and Goldman Sachs International, and Amended and Restated ISDA Master Agreement Schedule, dated October 26, 2011 between CIT Financial Ltd. and Goldman Sachs International, evidencing a $1.5 billion securities based financing facility.

10.34**
ISDA Master Agreement and Credit Support Annex, each dated June 6, 2008, between CIT Financial Ltd. and Goldman Sachs International related to a $1.5 billion securities based financing facility (incorporated by reference to Exhibit 10.34 to Form 10-Q filed August 11, 2008).

10.35*	Letter Agreement, dated February 24, 2012, between CIT Group Inc. and Andrew T. Brandman (incorporated by reference to Exhibit 99.2 of Form 8-K dated filed April 12, 2012).

10.36	Form of CIT Group Inc. Long-Term Incentive Plan Performance Stock Unit Award Agreement (with Good Reason) (incorporated by reference to Exhibit 10.36 to Form 10-K filed May 10, 2012).

10.37	Form of CIT Group Inc. Long-Term Incentive Plan Performance Stock Unit Award Agreement (without Good Reason) (incorporated by reference to Exhibit 10.37 to Form 10-K filed May 10, 2012).

10.38	Extension of Term of Employment Agreement, dated March 28, 2012, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.38 to Form 10-K filed May 10, 2012).

12.1	CIT Group Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges.

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

98   CIT GROUP INC

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

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.

**	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for granting confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

***	This information is furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not incorporated by reference into any filing under the Securities Act of 1933.

Item 6:  Exhibits  99

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 9, 2012	CIT GROUP INC.
/s/ Scott T. Parker
Scott T. Parker
Executive Vice President and Chief Financial Officer

/s/ E. Carol Hayles
E. Carol Hayles
Executive Vice President and Controller

100   CIT GROUP INC