Form 10-Q
period 2012-09-30
CIT GROUP INC
filed 2012-11-09
CIK 1171825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2012	| | Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-31369

CIT GROUP INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-1051192 (IRS Employer Identification Number)

11 West 42nd Street New York, New York (Address of Registrant’s principal executive offices)	10036 (Zip Code)

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

As of October 31, 2012 there were 200,851,859 shares of the registrant’s common stock outstanding.

Table of Contents   1

Part One—Financial Information

ITEM 1. Consolidated Financial Statements

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited) (dollars in millions – except share data)

	September 30, 2012	December 31, 2011
Assets
Cash and due from banks	$367.4	$433.2
Interest bearing deposits, including restricted balances of $1,083.8 and $869.9 at September 30, 2012 and December 31, 2011(1)	6,088.1	7,002.4
Investment securities	1,004.6	1,250.6
Trading assets at fair value – derivatives	29.3	42.8
Assets held for sale(1)	1,421.1	2,332.3
Loans (see Note 5 for amounts pledged)	20,383.4	19,885.5
Allowance for loan losses	(397.9)	(407.8)
Total loans, net of allowance for loan losses(1)	19,985.5	19,477.7
Operating lease equipment, net (see Note 5 for amounts pledged)(1)	12,072.0	11,991.6
Unsecured counterparty receivable	592.9	733.5
Goodwill	330.8	330.8
Intangible assets, net	37.3	63.6
Other assets	1,651.9	1,568.2
Total Assets	$43,580.9	$45,226.7
Liabilities
Deposits	$8,709.3	$6,193.7
Trading liabilities at fair value – derivatives	81.9	66.2
Credit balances of factoring clients	1,224.9	1,225.5
Other liabilities	2,567.4	2,562.2
Long-term borrowings, including $1,438.0 and $3,203.8 contractually due within twelve months at September 30, 2012 and December 31, 2011, respectively	22,906.5	26,288.1
Total Liabilities	35,490.0	36,335.7
Stockholders’ Equity
Common stock: $0.01 par value, 600,000,000 authorized
Issued: 201,263,311 and 200,980,752 at September 30, 2012 and December 31, 2011	2.0	2.0
Outstanding: 200,849,536 and 200,660,314 at September 30, 2012 and December 31, 2011
Paid-in capital	8,491.0	8,459.3
(Accumulated deficit) / Retained earnings	(290.0)	532.1
Accumulated other comprehensive loss	(100.3)	(92.1)
Treasury stock: 413,775 and 320,438 shares at September 30, 2012 and December 31, 2011 at cost	(16.7)	(12.8)
Total Common Stockholders’ Equity	8,086.0	8,888.5
Noncontrolling minority interests	4.9	2.5
Total Equity	8,090.9	8,891.0
Total Liabilities and Equity	$43,580.9	$45,226.7

(1)	The following table presents information on assets and liabilities related to Variable Interest Entities (VIEs) that are consolidated by the Company. The difference between VIE total assets and total liabilities represents the Company’s interests in those entities, which were eliminated in consolidation. The assets of the consolidated VIEs will be used to settle the liabilities of those entities and, except for the Company’s interest in the VIEs, are not available to the creditors of CIT or any affiliates of CIT. In the following table, certain prior period balances have been conformed to current period presentation.

Assets
Interest bearing deposits, restricted	$650.9	$574.2
Assets held for sale	570.5	317.2
Total loans, net of allowance for loan losses	7,610.5	8,523.7
Operating lease equipment, net	4,427.1	4,285.4
Total Assets	$13,259.0	$13,700.5
Liabilities
Beneficial interests issued by consolidated VIEs (classified as long-term borrowings)	$9,760.1	$9,875.5
Total Liabilities	$9,760.1	$9,875.5

The accompanying notes are an integral part of these consolidated financial statements.

2   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (dollars in millions – except per share data)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest income
Interest and fees on loans	$366.1	$494.2	$1,171.2	$1,715.6
Interest and dividends on investments	8.0	8.6	23.8	25.6
Interest income	374.1	502.8	1,195.0	1,741.2
Interest expense
Interest on long-term borrowings	(773.7)	(574.7)	(2,421.0)	(2,030.2)
Interest on deposits	(38.4)	(28.4)	(110.0)	(77.9)
Interest expense	(812.1)	(603.1)	(2,531.0)	(2,108.1)
Net interest revenue	(438.0)	(100.3)	(1,336.0)	(366.9)
Provision for credit losses	–	(47.4)	(51.5)	(253.9)
Net interest revenue, after credit provision	(438.0)	(147.7)	(1,387.5)	(620.8)
Non-interest income
Rental income on operating leases	444.4	409.0	1,329.2	1,238.1
Other income	81.2	242.8	474.6	746.6
Total non-interest income	525.6	651.8	1,803.8	1,984.7
Total revenue, net of interest expense and credit provision	87.6	504.1	416.3	1,363.9
Other expenses
Depreciation on operating lease equipment	(134.5)	(124.3)	(402.7)	(437.7)
Operating expenses	(237.5)	(226.4)	(701.0)	(669.8)
Loss on debt extinguishments	(16.8)	(146.6)	(61.2)	(146.6)
Total other expenses	(388.8)	(497.3)	(1,164.9)	(1,254.1)
Income (loss) before provision for income taxes	(301.2)	6.8	(748.6)	109.8
Provision for income taxes	(2.9)	(40.2)	(70.6)	(123.8)
Income (loss) before noncontrolling interests	(304.1)	(33.4)	(819.2)	(14.0)
Net (income) loss attributable to noncontrolling interests, after tax	(0.8)	0.6	(2.9)	(2.9)
Net loss	$(304.9)	$(32.8)	$(822.1)	$(16.9)
Basic loss per common share	$(1.52)	$(0.16)	$(4.09)	$(0.08)
Diluted loss per common share	$(1.52)	$(0.16)	$(4.09)	$(0.08)
Average number of common shares – basic (thousands)	200,917	200,714	200,877	200,659
Average number of common shares – diluted (thousands)	200,917	200,714	200,877	200,659

The accompanying notes are an integral part of these consolidated financial statements.

Item 1:  Consolidated Financial Statements  3

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited) (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Loss before noncontrolling interests	$(304.1)	$(33.4)	$(819.2)	$(14.0)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(0.2)	(20.2)	(11.1)	(29.2)
Changes in fair values of derivatives qualifying as cash flow hedges	–	0.5	0.7	1.0
Net unrealized gains (losses) on available for sale securities	0.5	(7.4)	1.0	(1.5)
Changes in benefit plans net gain/(loss) and prior service (cost)/credit	0.4	–	1.2	(0.1)
Other comprehensive income (loss), net of tax	0.7	(27.1)	(8.2)	(29.8)
Comprehensive loss before noncontrolling interests	(303.4)	(60.5)	(827.4)	(43.8)
Comprehensive income (loss) attributable to noncontrolling interests	(0.8)	0.6	(2.9)	(2.9)
Comprehensive loss	$(304.2)	$(59.9)	$(830.3)	$(46.7)

The accompanying notes are an integral part of these consolidated financial statements.

4   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (dollars in millions)

	Common Stock	Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Minority Interests	Total Equity
December 31, 2011	$2.0	$8,459.3	$532.1	$(92.1)	$(12.8)	$2.5	$8,891.0
Net income (loss)			(822.1)			2.9	(819.2)
Other comprehensive loss, net of tax				(8.2)			(8.2)
Amortization of restricted stock, stock option and performance shares expenses		30.8			(3.9)		26.9
Employee stock purchase plan		0.9					0.9
Distribution of earnings and capital						(0.5)	(0.5)
September 30, 2012	$2.0	$8,491.0	$(290.0)	$(100.3)	$(16.7)	$4.9	$8,090.9
December 31, 2010	$2.0	$8,434.1	$505.4	$(9.6)	$(8.8)	$(2.3)	$8,920.8
Net income (loss)			(16.9)			2.9	(14.0)
Other comprehensive loss, net of tax				(29.8)			(29.8)
Amortization of restricted stock and stock option expenses		19.4			(3.7)		15.7
Employee stock purchase plan		0.3					0.3
Distribution of earnings and capital						0.1	0.1
September 30, 2011	$2.0	$8,453.8	$488.5	$(39.4)	$(12.5)	$0.7	$8,893.1

The accompanying notes are an integral part of these consolidated financial statements.

Item 1:  Consolidated Financial Statements  5

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (dollars in millions)

	Nine Months Ended September 30,
	2012	2011
Cash Flows From Operations
Net loss	$(822.1)	$(16.9)
Adjustments to reconcile net loss to net cash flows from operations:
Provision for credit losses	51.5	253.9
Net depreciation, amortization and (accretion)	1,712.8	415.7
Net gains on equipment, receivable and investment sales	(271.0)	(384.8)
Loss on debt extinguishments	21.1	121.6
Provision for deferred income taxes	5.9	31.4
(Increase) decrease in finance receivables held for sale	(45.5)	12.9
(Increase) decrease in other assets	(157.1)	272.1
Decrease in accrued liabilities and payables	(117.2)	(305.4)
Net cash flows provided by operations	378.4	400.5
Cash Flows From Investing Activities
Loans originated and purchased	(13,312.5)	(15,225.4)
Principal collections of loans	11,538.2	16,719.8
Purchases of investment securities	(13,961.2)	(13,928.4)
Proceeds from maturities of investment securities	14,255.2	13,512.2
Proceeds from asset and receivable sales	3,404.6	2,524.0
Purchases of assets to be leased and other equipment	(1,228.0)	(1,080.5)
Net increase in short-term factoring receivables	5.8	(39.2)
Change in restricted cash	(213.9)	528.0
Net cash flows provided by investing activities	488.2	3,010.5
Cash Flows From Financing Activities
Proceeds from the issuance of term debt	12,786.6	4,876.1
Repayments of term debt	(17,509.3)	(12,581.6)
Net increase in deposits	2,522.9	441.6
Collection of security deposits and maintenance funds	408.9	418.3
Use of security deposits and maintenance funds	(269.7)	(352.1)
Net cash flows used in financing activities	(2,060.6)	(7,197.7)
Decrease in cash and cash equivalents	(1,194.0)	(3,786.7)
Unrestricted cash and cash equivalents, beginning of period	6,565.7	8,650.4
Unrestricted cash and cash equivalents, end of period	$5,371.7	$4,863.7
Supplementary Cash Flow Disclosure
Interest paid	$972.3	$1,546.7
Federal, foreign, state and local income taxes (paid), net	$7.1	$(55.0)
Supplementary Non Cash Flow Disclosure
Transfer of assets from held for investment to held for sale	$1,342.9	$1,778.3
Transfer of assets from held for sale to held for investment	$0.5	$133.3

The accompanying notes are an integral part of these consolidated financial statements.

6   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

In preparing the consolidated financial statements, all significant intercompany accounts and transactions have been eliminated. These consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial information and accordingly, do not include all information and note disclosures required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. The financial statements in this Form 10-Q have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of CIT’s financial position, results of operations and cash flows in accordance with GAAP. These consolidated financial statements should be read in conjunction with our current Form 10-K on file.

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

The accounting and financial reporting policies of CIT Group Inc. conform to GAAP and the preparation of the consolidated financial statements requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates and assumptions. Some of the more significant estimates include: fresh start accounting, allowance for loan losses, loan impairment, fair value determinations, lease residual values, goodwill and intangible assets, and deferred tax assets and liabilities. Additionally, where applicable, the policies conform to accounting and reporting guidelines prescribed by bank regulatory authorities.

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

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The guidance will be effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. As the Company has no indefinite-lived intangible assets, adoption of this guidance will have no impact on the consolidated financial statements.

NOTE 2 — LOANS

Finance receivables consist of the following:

Finance Receivables by Product (dollars in millions)

	September 30, 2012	December 31, 2011
Loans	$15,622.7	$15,663.6
Direct financing leases and leveraged leases	4,760.7	4,221.9
Finance receivables	20,383.4	19,885.5
Finance receivables held for sale	881.7	2,088.0
Finance receivables and held for sale receivables(1)	$21,265.1	$21,973.5

(1)	Assets held for sale in the balance sheet includes finance receivables and operating lease equipment. As discussed in subsequent tables, since the Company manages the credit risk and collections of finance receivables held for sale consistently with its finance receivables held for investment, the applicable amount is presented.

The following table presents finance receivables by segment, based on obligor location:

Finance Receivables (dollars in millions)

	September 30, 2012			December 31, 2011
	Domestic	Foreign	Total	Domestic	Foreign	Total
Corporate Finance	$6,748.5	$1,051.9	$7,800.4	$5,870.0	$992.7	$6,862.7
Transportation Finance	1,247.4	543.5	1,790.9	1,063.2	423.8	1,487.0
Trade Finance	2,284.5	123.8	2,408.3	2,299.1	132.3	2,431.4
Vendor Finance	2,379.1	2,248.9	4,628.0	2,365.5	2,056.2	4,421.7
Consumer	3,745.8	10.0	3,755.8	4,670.9	11.8	4,682.7
Total	$16,405.3	$3,978.1	$20,383.4	$16,268.7	$3,616.8	$19,885.5

8   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents selected components of the net investment in finance receivables.

Components of Net Investment in Finance Receivables (dollars in millions)

	September 30, 2012	December 31, 2011
Unearned income	$(986.2)	$(1,057.5)
Unamortized (discounts)	(42.3)	(42.3)
Net unamortized deferred costs and (fees)	57.4	39.8

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

The definitions of these ratings are as follows:

■	Pass – finance receivables in this category do not meet the criteria for classification in one of the categories below.

■	Special mention – a special mention asset exhibits potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects.

■	Classified – a classified asset ranges from: 1) assets that exhibit a well defined weakness and are inadequately protected by the current sound worth and paying capacity of the borrower, and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected to 2) assets with weaknesses that make collection or liquidation in full unlikely on the basis of current facts, conditions, and values. Assets in this classification can be accruing or on non-accrual depending on the evaluation of these factors.

Finance Receivables(1) — by Risk Rating (dollars in millions)

Grade:	Corporate Finance – Other	Corporate Finance – SBL	Transportation Finance	Trade Finance	Vendor Finance U.S.	Vendor Finance International	Commercial	Consumer	Total
September 30, 2012
Pass	$5,645.3	$167.9	$1,411.7	$2,001.8	$1,994.4	$2,194.1	$13,415.2	$3,819.0	$17,234.2
Special mention	914.6	373.6	180.2	293.6	189.2	184.3	2,135.5	232.1	2,367.6
Classified – accruing	448.9	105.2	143.7	85.7	146.1	76.5	1,006.1	245.2	1,251.3
Classified – non-accrual	181.4	74.2	55.2	27.2	47.0	26.7	411.7	0.3	412.0
Total	$7,190.2	$720.9	$1,790.8	$2,408.3	$2,376.7	$2,481.6	$16,968.5	$4,296.6	$21,265.1
December 31, 2011
Pass	$4,255.6	$279.9	$1,089.3	$2,019.1	$2,017.8	$2,058.8	$11,720.5	$5,580.1	$17,300.6
Special mention	930.9	236.9	136.7	263.8	156.1	123.0	1,847.4	367.5	2,214.9
Classified – accruing	735.6	135.0	216.0	73.2	131.9	67.3	1,359.0	397.0	1,756.0
Classified – non-accrual	356.4	141.5	45.0	75.3	55.3	27.6	701.1	0.9	702.0
Total	$6,278.5	$793.3	$1,487.0	$2,431.4	$2,361.1	$2,276.7	$15,628.0	$6,345.5	$21,973.5

(1)	Balances include $881.7 million and $2,088.0 million of loans in Assets Held for Sale at September 30, 2012 and December 31, 2011, respectively, which are measured at the lower of cost or fair value. ASC 310-10-50 does not require inclusion of these finance receivables in the disclosures above. However, until they are disposed of, the Company manages the credit risk and collections of finance receivables held for sale consistently with its finance receivables held for investment, and Company data is tracked and used for management purposes on an aggregated basis, as presented above. In addition to finance receivables, the total for Assets Held for Sale on the balance sheet also include operating lease equipment held for sale, which are not included in the above table.

Item 1:  Consolidated Financial Statements  9

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Past Due and Non-accrual Loans

The table that follows presents portfolio delinquency status, regardless of accrual/non-accrual classification:

Finance Receivables(1) — Delinquency Status (dollars in millions)

	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Finance Receivables(1)
September 30, 2012
Commercial
Corporate Finance – Other	$1.0	$0.2	$32.2	$33.4	$7,156.8	$7,190.2
Corporate Finance – SBL	2.8	6.3	16.2	25.3	695.6	720.9
Transportation Finance	0.5	1.1	2.3	3.9	1,786.9	1,790.8
Trade Finance	29.8	13.1	7.8	50.7	2,357.6	2,408.3
Vendor Finance – U.S.	42.7	13.0	11.7	67.4	2,309.3	2,376.7
Vendor Finance – International	13.9	8.4	9.4	31.7	2,449.9	2,481.6
Total Commercial	90.7	42.1	79.6	212.4	16,756.1	16,968.5
Consumer	147.5	86.5	248.2	482.2	3,814.4	4,296.6
Total	$238.2	$128.6	$327.8	$694.6	$20,570.5	$21,265.1
December 31, 2011
Commercial
Corporate Finance – Other	$5.9	$2.5	$35.6	$44.0	$6,234.5	$6,278.5
Corporate Finance – SBL	7.7	7.2	27.7	42.6	750.7	793.3
Transportation Finance	1.8	3.4	0.7	5.9	1,481.1	1,487.0
Trade Finance	60.8	2.3	1.2	64.3	2,367.1	2,431.4
Vendor Finance – U.S.	47.7	18.9	15.7	82.3	2,278.8	2,361.1
Vendor Finance – International	15.7	6.0	5.6	27.3	2,249.4	2,276.7
Total Commercial	139.6	40.3	86.5	266.4	15,361.6	15,628.0
Consumer	246.0	123.0	395.1	764.1	5,581.4	6,345.5
Total	$385.6	$163.3	$481.6	$1,030.5	$20,943.0	$21,973.5

(1)	Balances include $881.7 million and $2,088.0 million of loans in Assets Held for Sale at September 30, 2012 and December 31, 2011, respectively. In addition to finance receivables, Assets Held for Sale on the balance sheet also include operating lease equipment held for sale, which are not included in the above table.

10   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table sets forth non-accrual loans and assets received in satisfaction of loans (repossessed assets). Non-accrual loans include loans greater than $500,000 that are individually evaluated and determined to be impaired, as well as loans less than $500,000 that are delinquent (generally for 90 days or more).

Finance Receivables on Non-accrual Status (dollars in millions)

	September 30, 2012			December 31, 2011
	Held for Investment	Held for Sale	Total	Held for Investment	Held for Sale	Total
Commercial
Corporate Finance – Other	$181.1	$0.3	$181.4	$225.7	$130.7	$356.4
Corporate Finance – SBL	69.1	5.1	74.2	132.0	9.5	141.5
Transportation Finance	55.2	–	55.2	45.0	–	45.0
Trade Finance	27.2	–	27.2	75.3	–	75.3
Vendor Finance – U.S.	47.0	–	47.0	55.3	–	55.3
Vendor Finance – International	24.9	1.8	26.7	25.6	2.0	27.6
Consumer	–	0.3	0.3	0.2	0.7	0.9
Total non-accrual loans	$404.5	$7.5	$412.0	$559.1	$142.9	$702.0
Repossessed assets			15.5			9.7
Total non-performing assets			$427.5			$711.7
Accruing loans past due 90 days or more
Government guaranteed – Consumer			$248.1			$390.3
Other			10.7			2.2
Total			$258.8			$392.5

Payments received on non-accrual financing receivables are generally applied first against outstanding principal.

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

The following table contains information about impaired finance receivables and the related allowance for loan losses, exclusive of finance receivables that were identified as impaired at the Convenience Date for which the Company is applying the income recognition and disclosure guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality), which are disclosed further below in this note.

Item 1:  Consolidated Financial Statements  11

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Impaired Loans (dollars in millions)

				Nine Months Ended September 30,
	September 30, 2012			2012	2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Average Recorded Investment
With no related allowance recorded:
Commercial
Corporate Finance – Other	$207.6	$231.5	$–	$204.8	$150.1
Corporate Finance – SBL	38.3	50.7	–	41.1	42.0
Transportation Finance	12.6	30.4	–	6.9	8.3
Trade Finance	8.8	8.8	–	34.6	77.1
Vendor Finance – U.S.	5.9	15.2	–	8.5	18.4
Vendor Finance – International	12.7	29.1	–	10.0	13.9
With an allowance recorded:
Commercial
Corporate Finance – Other	122.4	142.6	40.1	113.1	111.6
Corporate Finance – SBL	1.4	1.6	0.5	12.4	46.9
Transportation Finance	42.2	43.0	9.4	29.0	52.0
Trade Finance	18.4	20.5	4.0	13.8	28.6
Total Commercial Impaired Loans(1)	470.3	573.4	54.0	474.2	548.9
Total Loans Impaired at Convenience Date(2)	114.2	287.6	1.8	157.6	476.2
Total	$584.5	$861.0	$55.8	$631.8	$1,025.1

				Year ended
	December 31, 2011			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Commercial
Corporate Finance – Other	$197.0	$298.7	$–	$160.6
Corporate Finance – SBL	38.3	70.7	–	41.3
Transportation Finance	–	–	–	6.6
Trade Finance	60.1	72.2	–	73.7
Vendor Finance – U.S.	10.5	24.6	–	16.9
Vendor Finance – International	8.0	20.7	–	11.6
With an allowance recorded:
Commercial
Corporate Finance – Other	101.0	112.0	31.7	109.5
Corporate Finance – SBL	31.9	34.7	7.4	43.9
Transportation Finance	45.6	58.1	9.0	50.7
Trade Finance	15.1	18.0	5.3	25.9
Total Commercial Impaired Loans	507.5	709.7	53.4	540.7
Total Loans Impaired at Convenience date(2)	186.7	605.4	5.4	418.3
Total	$694.2	$1,315.1	$58.8	$959.0

(1)	Interest income recorded while the loans were impaired was not material for the quarters and year-to-date periods ended September 30, 2012 and 2011.

(2)	Details of finance receivables that were identified as impaired at the Convenience Date are presented under Loans and Debt Securities Acquired with Deteriorated Credit Quality.

12   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Impairment occurs when, based on current information and events, it is probable that CIT will be unable to collect all amounts due according to the contractual terms of the agreement. The Company has established review and monitoring procedures designed to identify, as early as possible, customers that are experiencing financial difficulty. Credit risk is captured and analyzed based on the Company’s internal probability of obligor default (PD) and loss given default (LGD) ratings. A PD rating is determined by evaluating borrower credit-worthiness, including analyzing credit history, financial condition, cash flow adequacy, financial performance and management quality. An LGD rating is predicated on transaction structure, collateral valuation and related guarantees or recourse. Further, related considerations in determining probability of collection include the following:

■	Instances where the primary source of payment is no longer sufficient to repay the loan in accordance with terms of the loan document;

■	Lack of current financial data related to the borrower or guarantor;

■	Delinquency status of the loan;

■	Loans that have been restructured pursuant to a Trouble Debt Restructuring;

■	Borrowers experiencing problems, such as operating losses, marginal working capital, inadequate cash flow or business interruptions;

■	Loans secured by collateral that is not readily marketable or that is susceptible to deterioration in realizable value; and

■	Loans to borrowers in industries or countries experiencing economic instability.

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

Loans Acquired with Deteriorated Credit Quality

For purposes of this presentation, finance receivables that were identified as impaired at the Convenience Date are presented separately below. The Company is applying the income recognition and disclosure guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality) to loans considered impaired under FSA at the Convenience Date.

Loans Acquired with Deteriorated Credit Quality (dollars in millions)

	September 30, 2012(1)			December 31, 2011(1)
	Carrying Amount	Outstanding Balance(2)	Allowance for Loan Losses	Carrying Amount	Outstanding Balance(2)	Allowance for Loan Losses
Commercial	$112.7	$282.9	$1.8	$185.6	$599.0	$5.4
Consumer	1.5	4.7	–	1.1	6.4	–
Total loans	$114.2	$287.6	$1.8	$186.7	$605.4	$5.4

(1)	The table excludes amounts in Assets Held for Sale with carrying amounts of $2 million and $117 million at September 30, 2012 and December 31, 2011, and outstanding balances of $14 million and $286 million at September 30, 2012 and December 31, 2011.

(2)	Represents the sum of contractual principal and interest at the reporting date, calculated as pre-FSA net investment plus inception to date charge-offs.

	Quarter Ended September 30, 2012		Quarter Ended September 30, 2011
	Provision for Credit Losses	Net Charge-offs	Provision for Credit Losses	Net Charge-offs (Recoveries)
Commercial	$(0.4)	$(0.1)	$(3.2)	$4.6
Consumer	–	–	(0.2)	(0.2)
Total	$(0.4)	$(0.1)	$(3.4)	$4.4

Item 1:  Consolidated Financial Statements  13

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Provision for Credit Losses	Net Charge-offs	Provision for Credit Losses	Net Charge-offs (Recoveries)
Commercial	$(3.0)	$0.6	$51.6	$101.0
Consumer	0.3	0.3	(0.5)	(0.5)
Total	$(2.7)	$0.9	$51.1	$100.5

The following table presents the changes to the accretable discount related to all loans accounted for under ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality). Amounts include discount relating to non-accrual loans, for which accretion has been suspended.

Accretable Discount Activity for Loans Accounted for Under ASC 310-30 at Emergence Date (dollars in millions):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Accretable discount, beginning of period	$24.1	$135.4	$80.0	$207.2
Accretion	(1.9)	(4.9)	(6.7)	(30.4)
Disposals/transfers(1)	(2.2)	(12.2)	(53.3)	(58.5)
Accretable discount, end of period	$20.0	$118.3	$20.0	$118.3

(1)	Amounts include transfers of non-accretable to accretable discounts, which were not material for the quarters and year-to-date periods ended September 30, 2012 and 2011.

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

The recorded investment of TDRs at September 30, 2012 and December 31, 2011 was $321.5 million and $445.2 million, of which 35% and 63%, respectively, were on non-accrual. Corporate Finance receivables accounted for 91% of the total TDRs at September 30, 2012 and 88% at December 31, 2011. At September 30, 2012 and December 31, 2011, there were $6.1 million and $27.8 million, respectively, of commitments to lend additional funds to borrowers whose loan terms have been modified in TDRs.

14   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The tables that follow present additional information related to modifications qualifying as TDRs that occurred during the quarters and nine month periods ended September 30, 2012 and 2011.

Recorded investment of TDRs that occurred during the periods ended September 30, 2012 and 2011 (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Commercial
Corporate Finance – Other	$22.7	$34.4	$31.3	$70.2
Corporate Finance – SBL	4.6	1.4	11.6	11.9
Transportation Finance	–	–	–	25.3
Trade Finance	–	5.6	–	19.2
Vendor Finance – U.S.	0.2	0.8	2.4	2.8
Vendor Finance – International	0.4	–	1.4	2.8
Total	$27.9	$42.2	$46.7	$132.2

Recorded investment of TDRs at the time of default that experienced a payment default(1) in the periods presented, and for which the payment default occurred within one year of the modification (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Commercial
Corporate Finance – Other	$–	$0.1	$12.0	$0.1
Corporate Finance – SBL	1.0	4.2	3.7	5.6
Transportation Finance	–	–	–	25.3
Vendor Finance – U.S.	0.1	–	0.5	–
Vendor Finance – International	0.1	–	0.1	0.7
Total	$1.2	$4.3	$16.3	$31.7

(1)	Payment default in the table above is one missed payment.

The financial impact of the various modification strategies that the Company employs in response to borrower difficulties is described below. While the discussion focuses on current quarter amounts, the overall nature and impact of modification programs were comparable in the prior year.

■	The nature of modifications qualifying as TDR’s, based upon recorded investment at September 30, 2012, was payment deferral of 87%, covenant relief and/or other of 7%, interest rate reductions and debt forgiveness of 6%;

■	Payment deferrals, the Company’s most common type of modification program, result in lower net present value of cash flows and increased provision for credit losses to the extent applicable. The financial impact of these modifications is not significant given the reduction to recorded investment balances from FSA discount and the moderate length of deferral periods;

■	Interest rate reductions result in lower amounts of interest being charged to the customer, but are a relatively small part of the Company’s restructuring programs. Additionally, in some instances, modifications improve the Company’s economic return through increased interest rates and fees, but are reported as TDRs due to assessments regarding the borrowers’ ability to independently obtain similar funding in the market and assessments of the relationship between modified rates and terms and comparable market rates and terms. The weighted average change in interest rates for all TDRs occurring during the 2012 third quarter was immaterial;

■	Debt forgiveness, or the reduction in amount owed by borrower, results in incremental provision for credit losses, in the form of higher charge-offs. While these types of modifications have the greatest individual impact on the allowance, the combined financial impact for TDR’s occurring during the quarter and the nine months ended September 30, 2012 and outstanding as of September 30, 2012 approximated $0.9 million and $1.4 million, respectively, as debt forgiveness is a relatively small component of the Company’s modification programs; and

■	The other elements of the Company’s modification programs do not have a significant impact on financial results given their relative size, or do not have a direct financial impact as in the case of covenant changes.

Item 1:  Consolidated Financial Statements  15

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3 — ALLOWANCE FOR LOAN LOSSES

The following table presents changes in the allowance for loan losses.

Allowance for Loan Losses and Recorded Investment in Finance Receivables (dollars in millions)

	Quarter Ended September 30, 2012
	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Total Commercial	Consumer	Total
Beginning balance	$271.3	$28.5	$29.8	$84.6	$414.2	$–	$414.2
Provision for credit losses	(22.0)	8.9	4.3	8.8	–	–	–
Other(1)	3.4	0.5	(3.2)	1.0	1.7	–	1.7
Gross charge-offs(2)	(10.9)	(2.9)	(3.2)	(18.5)	(35.5)	–	(35.5)
Recoveries	5.9	–	3.2	8.4	17.5	–	17.5
Allowance balance – end of period	$247.7	$35.0	$30.9	$84.3	$397.9	$–	$397.9

	Quarter Ended September 30, 2011
Beginning balance	$268.6	$29.1	$35.3	$91.0	$424.0	$–	$424.0
Provision for credit losses	37.7	2.2	4.4	2.5	46.8	0.6	47.4
Other(1)	(3.8)	(0.1)	(3.7)	(3.1)	(10.7)	–	(10.7)
Gross charge-offs(2)	(45.6)	–	(4.3)	(20.3)	(70.2)	(0.9)	(71.1)
Recoveries	4.7	–	2.5	17.4	24.6	0.3	24.9
Allowance balance – end of period	$261.6	$31.2	$34.2	$87.5	$414.5	$–	$414.5

	Nine Months Ended September 30, 2012
	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Total Commercial	Consumer	Total
Beginning balance	$262.2	$29.3	$29.0	$87.3	$407.8	$–	$407.8
Provision for credit losses	8.4	16.6	5.9	20.1	51.0	0.5	51.5
Other(1)	(4.7)	0.8	(1.4)	0.7	(4.6)	–	(4.6)
Gross charge-offs(2)	(36.5)	(11.7)	(6.6)	(51.9)	(106.7)	(1.0)	(107.7)
Recoveries	18.3	–	4.0	28.1	50.4	0.5	50.9
Allowance balance – end of period	$247.7	$35.0	$30.9	$84.3	$397.9	$–	$397.9

	Nine Months Ended September 30, 2011
Beginning balance	$304.0	$23.7	$29.9	$58.6	$416.2	$–	$416.2
Provision for credit losses	163.0	8.7	11.7	68.1	251.5	2.4	253.9
Other(1)	(9.1)	(0.6)	(3.3)	(1.7)	(14.7)	–	(14.7)
Gross charge-offs(2)	(220.6)	(0.7)	(14.6)	(79.6)	(315.5)	(3.3)	(318.8)
Recoveries	24.3	0.1	10.5	42.1	77.0	0.9	77.9
Allowance balance – end of period	$261.6	$31.2	$34.2	$87.5	$414.5	$–	$414.5

16   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Total Commercial	Consumer	Total
At September 30, 2012
Allowance balance
Loans individually evaluated for impairment	$40.6	$9.4	$4.0	$–	$54.0	$–	$54.0
Loans collectively evaluated for impairment	205.8	25.6	26.9	83.8	342.1	–	342.1
Loans acquired with deteriorated credit quality(3)	1.3	–	–	0.5	1.8	–	1.8
Allowance balance – end of period	$247.7	$35.0	$30.9	$84.3	$397.9	$–	$397.9
Other reserves(1)	$14.4	$0.5	$7.4	$–	$22.3	$–	$22.3
Finance receivables:
Loans individually evaluated for impairment	$369.7	$54.8	$27.2	$18.6	$470.3	$–	$470.3
Loans collectively evaluated for impairment	7,328.7	1,736.1	2,381.1	4,598.7	16,044.6	3,754.3	19,798.9
Loans acquired with deteriorated credit quality(3)	102.0	–	–	10.7	112.7	1.5	114.2
Ending balance	$7,800.4	$1,790.9	$2,408.3	$4,628.0	$16,627.6	$3,755.8	$20,383.4
Percent of loans to total loans	38.3%	8.8%	11.8%	22.7%	81.6%	18.4%	100.0%
At September 30, 2011
Allowance balance
Loans individually evaluated for impairment	$34.2	$12.2	$10.1	$–	$56.5	$–	$56.5
Loans collectively evaluated for impairment	223.7	19.0	24.1	85.7	352.5	–	352.5
Loans acquired with deteriorated credit quality(3)	3.7	–	–	1.8	5.5	–	5.5
Allowance balance – end of period	$261.6	$31.2	$34.2	$87.5	$414.5	$–	$414.5
Other reserves(1)	$13.8	$1.2	$7.6	$–	$22.6	$–	$22.6
Finance receivables:
Loans individually evaluated for impairment	$210.3	$54.8	$87.6	$22.2	$374.9	$–	$374.9
Loans collectively evaluated for impairment	6,313.9	1,292.9	2,464.1	4,251.2	14,322.1	6,881.9	21,204.0
Loans acquired with deteriorated credit quality(3)	210.4	–	–	26.7	237.1	1.4	238.5
Ending balance	$6,734.6	$1,347.7	$2,551.7	$4,300.1	$14,934.1	$6,883.3	$21,817.4
Percent of loans to total loans	30.9%	6.2%	11.7%	19.7%	68.5%	31.5%	100.0%

(1)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit and for deferred purchase agreements, all of which is recorded in Other Liabilities. “Other” also includes changes relating to sales and foreign currency translations.

(2)	Gross charge-offs include $11 million that were charged directly to the specific allowance for loan losses for the quarter ended September 30,2012, of which $8 million related to Corporate Finance and $3 million to Transportation Finance. Amounts charged directly to the specific allowance for loan losses for the nine month period were $25 million of which $16 million related to Corporate Finance, $8 million to Transportation Finance and the remainder to Trade Finance. Gross charge-offs include $40 million that were charged directly to the specific allowance for loan losses for the September 30, 2011 quarter, of which $36 million related to Corporate Finance with the remainder primarily related to Trade Finance. Amounts charged directly to the specific allowance for loan losses for the nine month period were $154 million, of which $142 million related to Corporate Finance and the remainder to Trade Finance.

(3)	Represents loans considered impaired in FSA and are accounted for under the guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality).

NOTE 4 — INVESTMENT SECURITIES

Investments include debt and equity securities. The Company primarily invests in U.S. Treasury securities and U.S. Government Agency securities that typically mature in 91 days or less, and the carrying value approximates fair value. Debt securities also include Corporate-Foreign, Foreign Government, and State and municipal securities. Equity securities include common stock and warrants.

Investment Securities (dollars in millions)

	September 30, 2012	December 31, 2011
Debt securities available-for-sale	$768.0	$937.2
Equity securities available-for-sale	14.4	16.9
Debt securities held-to-maturity(1)	137.5	211.3
Non-marketable equity securities carried at cost(2)	84.7	85.2
Total investment securities	$1,004.6	$1,250.6

(1)	Recorded at amortized cost less impairment on securities that have credit-related impairment.

(2)	Non-marketable equity securities are carried at cost less impairment and primarily consist of shares issued by customers during loan work out situations or as part of an original loan investment.

Item 1:  Consolidated Financial Statements  17

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The Company conducts and documents periodic reviews of all securities with unrealized losses to evaluate whether the impairment is OTTI. For debt securities classified as held-to-maturity that are considered to have OTTI that the Company does not intend to sell and it is more likely than not that the Company will not be required to sell before recovery, the OTTI is separated into an amount representing the credit loss, which is recognized in the Consolidated Statement of Operations and the amount related to all other factors, which is recognized in OCI. OTTI on debt securities and equity securities classified as available-for-sale and non-marketable securities are recognized in the Consolidated Statement of Operations in the period determined.

The following table presents interest and dividends on investments:

Interest and Dividend Income (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest	$7.4	$8.4	$21.8	$24.4
Dividends	0.6	0.2	2.0	1.2
Total interest and dividends	$8.0	$8.6	$23.8	$25.6

Realized investment gains totaled $5.0 million and $8.7 million for the quarters ended September 30, 2012 and 2011, respectively, and exclude losses from OTTI. Similarly, year to date gross realized investment gains were $28.7 million in 2012 and $43.3 million in the prior year period. OTTI credit-related impairments on equity securities recognized in earnings were not material for the quarter and nine months ended September 30, 2012 and totaled $0.3 million and $7.7 million for the prior-year quarter and year to date, respectively. Impairment amounts in accumulated other comprehensive income (“AOCI”) were not material at September 30, 2012 or December 31, 2011.

Securities Available-for-Sale

The following table presents amortized cost and fair value of securities available-for-sale (“AFS”) at September 30, 2012 and December 31, 2011.

Securities Available For Sale — Amortized Cost and Fair Value (dollars in millions)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2012
Debt securities AFS
U.S. Treasury Securities	$350.0	$–	$–	$350.0
U.S. Government Agency Obligations	400.0	–	–	400.0
Brazilian Government Treasuries	18.0	–	–	18.0
Total debt securities AFS	768.0	–	–	768.0
Equity securities AFS	12.9	1.5	–	14.4
Total securities AFS	$780.9	$1.5	$–	$782.4
December 31, 2011
Debt securities AFS
U.S. Treasury Securities	$166.7	$–	$–	$166.7
U.S. Government Agency Obligations	672.7	–	–	672.7
Canadian Government Treasuries	97.8	–	–	97.8
Total debt securities AFS	937.2	–	–	937.2
Equity securities AFS	15.5	1.4	–	16.9
Total securities AFS	$952.7	$1.4	$–	$954.1

18   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Debt Securities Held-to-Maturity

The carrying value and fair value of securities held-to-maturity (“HTM”) at September 30, 2012 and December 31, 2011 were as follows:

Securities Held To Maturity — Carrying Value and Fair Value (dollars in millions)

	Carrying Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
September 30, 2012
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$57.0	$3.6	$–	$60.6
State and municipal	3.7	–	–	3.7
Foreign government	26.0	–	–	26.0
Corporate – Foreign	50.8	–	–	50.8
Total debt securities held-to-maturity	$137.5	$3.6	$–	$141.1
December 31, 2011
U.S. Treasury and federal agency securities
U.S. Government Agency Obligations	$92.5	$–	$(1.1)	$91.4
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	49.8	3.2	–	53.0
State and municipal	0.4	–	–	0.4
Foreign government	19.6	–	–	19.6
Corporate – Foreign	49.0	–	–	49.0
Total debt securities held-to-maturity	$211.3	$3.2	$(1.1)	$213.4

The following table presents the amortized cost and fair value of debt securities HTM by contractual maturity dates:

Securities Held To Maturity — Amortized Cost and Fair Value Maturities (dollars in millions)

	September 30, 2012		December 31, 2011
	Carrying Cost	Fair Value	Carrying Cost	Fair Value
Mortgage-backed securities(1)
Total – Due after 10 years(2)	$57.0	$60.6	$49.8	$53.0
U.S. Treasury and federal agency securities
Total – Due within 1 year	–	–	92.5	91.4
State and municipal
Due after 1 but within 5 years	0.3	0.3	0.3	0.3
Due after 5 but within 10 years	–	–	0.1	0.1
Due after 10 years(2)	3.4	3.4	–	–
Total	3.7	3.7	0.4	0.4
Foreign government
Due within 1 year	23.0	23.0	16.8	16.8
Due after 1 but within 5 years	3.0	3.0	2.8	2.8
Total	26.0	26.0	19.6	19.6
Corporate – Foreign
Total – Due after 5 but within 10 years	50.8	50.8	49.0	49.0
Total debt securities held-to-maturity	$137.5	$141.1	$211.3	$213.4

(1)	Includes mortgage-backed securities of U.S. federal agencies.

(2)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

Item 1:  Consolidated Financial Statements  19

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 5 — LONG-TERM BORROWINGS

The following table presents outstanding long-term borrowings, net of FSA. The FSA fair value adjustment is amortized as a cost adjustment over the remaining term of the respective debt and is reflected in Interest Expense.

Long-term Borrowings (dollars in millions)

	September 30, 2012			December 31, 2011
	CIT Group Inc.	Subsidiaries	Total	Total
Unsecured(1)
Revolving credit facility	$500.0	$–	$500.0	$–
Series C Notes (other)	5,250.0	–	5,250.0	–
Senior unsecured	6,500.0	–	6,500.0	–
Other debt	83.0	1.9	84.9	–
Total Unsecured Debt	12,333.0	1.9	12,334.9	–
Secured
Secured borrowings	–	10,571.6	10,571.6	10,408.0
Series A Notes – 7%	–	–	–	5,834.8
Series C Notes – 7% (exchanged)	–	–	–	7,959.2
Series C Notes (other)	–	–	–	2,000.0
Other debt	–	–	–	86.1
Total Secured Debt	–	10,571.6	10,571.6	26,288.1
Total Long-term Borrowings	$12,333.0	$10,573.5	$22,906.5	$26,288.1

(1)	The previously secured Revolving Credit Facility, Series C Notes and Other Debt became unsecured upon full redemption of Series A Notes on March 9, 2012.

Unsecured

As a result of redeeming the remaining Series A Notes during the 2012 first quarter, the Revolving Credit Facility and all of our Series C Notes became unsecured.

Revolving Credit Facility

On August 25, 2011, CIT and certain of its subsidiaries entered into a Revolving Credit and Guaranty Agreement, among CIT Group Inc., certain subsidiaries of CIT Group Inc., as guarantors, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent, collateral agent and letter of credit issuer (the “Revolving Credit Facility”). The total commitment amount under the Revolving Credit Facility is $2 billion, consisting of a $1.65 billion revolving loan tranche and a $350 million revolving loan tranche that can also be utilized for issuance of letters of credit. The Revolving Credit Facility matures on August 14, 2015 and will accrue interest at a per annum rate of LIBOR plus a margin of 2.00% to 2.75% (with no floor) or Base Rate plus a margin of 1.00% to 1.75% (with no floor). The applicable margin will be determined by reference to the long-term senior unsecured, non-credit enhanced debt rating of the Company by S&P and Moody’s effective at relevant times during the life of the Revolving Credit Facility. Due to the Company’s credit rating upgrades in early 2012, the applicable margin for LIBOR loans is 2.50% and the applicable margin for Base Rate loans is 1.50% at September 30, 2012.

The Revolving Credit Facility may be prepaid and re-borrowed from time to time at the option of CIT. The amount available to draw upon at September 30, 2012 was approximately $1.4 billion. The unutilized portion of any commitment under the Revolving Credit Facility may be reduced permanently or terminated by CIT at any time without penalty.

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

The Revolving Credit Facility is also subject to a $6 billion minimum consolidated net worth covenant of the Company, tested quarterly, and limits the Company’s ability to create liens, merge or consolidate, sell, transfer, lease or dispose of all or substantially all of its assets, grant a negative pledge or make

20   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

certain restricted payments during the occurrence and continuance of an event of default.

Series C Notes

In March 2011, the Company issued $2 billion of new Series C Notes, consisting of $1.3 billion of three year 5.25% fixed rate notes and $700 million of seven year 6.625% fixed rate notes.

In June 2011, the Company successfully completed an Exchange Offer and Consent Solicitation for outstanding 7% Series A Notes maturing in 2015, 2016, and 2017. As a result, $8.76 billion principal amount of Series C Notes (pre-FSA) with the same interest rate were issued in exchange for the Series A Notes tendered and accepted.

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

During 2012, CIT redeemed or repurchased the $8.76 billion of 7% Series C Notes ($4.6 billion in the third quarter of 2012), which resulted in the acceleration of over $1.3 billion of FSA discount accretion ($0.5 billion in the third quarter of 2012) that was recorded as additional interest expense and also resulted in a loss on debt extinguishment of $61 million ($17 million in the third quarter of 2012).

Senior Unsecured Notes

In March 2012, CIT filed a “shelf” registration statement and issued at par $1.5 billion of senior unsecured notes that mature in 2018 and bear interest at a rate of 5.25%.

In May 2012, CIT issued at par $1.25 billion of senior unsecured notes that mature in 2017 and bear interest at a rate of 5.00% and $750 million of senior unsecured notes that mature in 2020 and bear interest at a rate of 5.375%. In August 2012, CIT issued at par $1.75 billion of senior unsecured notes that mature in 2017 and bear interest at a rate of 4.25% and $1.25 billion of senior unsecured notes that mature in 2022 and bear interest at a rate of 5.00%. The proceeds of these transactions were used in conjunction with available cash, to redeem the 7% Series C Notes in 2012.

These senior unsecured notes rank equal in right of payment with the Series C Notes and the Revolving Credit Facility. The Revolving Credit Facility also benefits from certain subsidiary guarantees as described above.

Secured

Series A Notes

On December 10, 2009, pursuant to the Plan of Reorganization the Company issued $21.04 billion principal amount of its 7.0% Series A Second-Priority Secured Notes with maturities each year from 2013 to 2017 (the “Series A Notes”).

During the first quarter 2012, CIT redeemed the remaining $6.5 billion of Series A Notes, which resulted in the acceleration of $597 million of FSA discount accretion that was recorded as additional interest expense and also resulted in a loss on debt extinguishments of $23 million reflecting a portion of the underwriting fees on the issuance of $3.25 billion of Series C Notes in February 2012. The elimination of our remaining Series A Notes resulted in all of CIT’s Series C Notes and the Revolving Credit Facility becoming unsecured.

Secured Borrowings

Set forth below are borrowings and pledged assets primarily owned by consolidated variable interest entities. Creditors of these entities received ownership and/or security interests in the assets. These entities are intended to be bankruptcy remote so that such assets are not available to creditors of CIT or any affiliates of CIT until and unless the related secured borrowings have been fully discharged. These transactions do not meet accounting requirements for sales treatment and are recorded as secured borrowings. Except as otherwise noted, pledged assets listed in the following table as of December 31, 2011 were not included in the collateral available to lenders under the Revolving Credit Facility or the Series A or C Notes described above. At September 30, 2012, the Revolving Credit Facility and Series C Notes were unsecured and there were no Series A Notes outstanding.

Item 1:  Consolidated Financial Statements  21

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Secured Borrowings and Pledged Assets Summary (dollars in millions)

	September 30, 2012		December 31, 2011(4)
	Secured Borrowing	Pledged Assets	Secured Borrowing	Pledged Assets
Education trusts and conduits (student loans)	$3,162.0	$3,264.4	$3,445.9	$3,772.4
GSI Facilities borrowings(1)	1,056.2	1,589.4	1,257.7	2,174.8
Trade Finance	411.2	1,615.5	483.1	1,405.6
Corporate Finance (SBL)	251.0	297.6	250.4	300.2
Other equipment secured facilities(2)	2,409.7	2,704.3	1,772.2	2,204.6
Subtotal – Loans	7,290.1	9,471.2	7,209.3	9,857.6
Transportation Finance – Aircraft(3)	1,887.0	2,599.1	1,728.9	2,264.8
Transportation Finance – Rail	140.7	146.0	144.5	148.4
GSI Facilities borrowings (Aircraft and Rail)(1)	1,132.8	2,095.6	1,151.4	2,084.0
Other structures	69.2	100.2	74.2	102.1
Subtotal – Equipment under operating leases	3,229.7	4,940.9	3,099.0	4,599.3
FHLB borrowings	1.0	4.7	50.7	92.5
CIT Group Holdings	50.8	50.8	49.0	49.0
Total	$10,571.6	$14,467.6	$10,408.0	$14,598.4

(1)	At September 30, 2012 GSI Facilities borrowings were secured by $1.1 billion of student loans, $154.2 million of corporate loans, $112.8 million of small business lending loans, of which $526.7 million were classified as Assets Held for Sale, and $1.2 billion and $912.0 million of aircraft and railcar assets, respectively, on operating leases. The GSI Facilities are described in Note 6 – Derivative Financial Instruments.

(2)	Includes facilities secured by equipment primarily in Vendor Finance and Corporate Finance and the associated secured debt.

(3)	Secured financing facilities for the purchase of aircraft.

(4)	Pledged Assets as of December 31, 2011 has been conformed to current presentation, which includes restricted cash and investments.

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

Investors typically have recourse to the assets in the VIEs and may benefit from other credit enhancements, such as: (1) a reserve or cash collateral account that requires the Company to deposit cash in an account, which will first be used to cover any defaulted obligor payments, (2) over-collateralization in the form of excess assets in the VIE, or (3) subordination, whereby the Company retains a subordinate position in the secured borrowing which would absorb losses due to defaulted obligor payments before the senior certificate holders. The VIE may also enter into derivative contracts in order to convert the debt issued by the VIEs to match the underlying assets or to limit or change the risk of the VIE.

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

NOTE 6 — DERIVATIVE FINANCIAL INSTRUMENTS

As part of managing economic risk and exposure to interest rate, foreign currency and, in limited instances, credit risk, CIT enters into derivative transactions in over-the-counter markets with other financial institutions. CIT does not enter into derivative financial instruments for speculative purposes. Derivative instruments are generally collateralized with cash or highly liquid securities, such as U.S. treasury and government agency securities.

22   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The following table presents fair values and notional values of derivative financial instruments:

Fair and Notional Values of Derivative Financial Instruments (dollars in millions)

	September 30, 2012			December 31, 2011
Qualifying Hedges	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Cross currency swaps – net investment hedges	$254.2	$–	$(12.6)	$406.2	$1.0	$(3.3)
Foreign currency forward exchange – cash flow hedges	21.4	–	(1.3)	146.7	6.9	(0.2)
Foreign currency forward exchange – net investment hedges	1,408.7	7.4	(37.6)	1,387.0	31.0	(11.4)
Total Qualifying Hedges	$1,684.3	$7.4	$(51.5)	$1,939.9	$38.9	$(14.9)
Non-Qualifying Hedges
Cross currency swaps	$602.9	$3.4	$(11.7)	$668.5	$6.1	$(4.5)
Interest rate swaps	788.6	0.4	(44.3)	848.4	0.9	(42.0)
Written options	207.6	–	(0.1)	114.1	–	(0.1)
Purchased options	451.2	0.3	–	913.3	1.0	–
Foreign currency forward exchange contracts	2,096.6	24.6	(25.8)	2,662.9	34.4	(19.6)
TRS	181.4	–	–	70.1	–	–
Equity Warrants	1.0	0.6	–	1.0	0.4	–
Total Non-qualifying Hedges	$4,329.3	$29.3	$(81.9)	$5,278.3	$42.8	$(66.2)

Total Return Swap (TRS)

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

The aggregate “notional amounts” of the total return swaps of $181.4 million at September 30, 2012 and $70.1 million at December 31, 2011 represent the aggregate unused portions under the CFL and BV facilities and constitute derivative financial instruments. These notional amounts are calculated as the maximum aggregate facility commitment amounts, currently $2,125.0 million, less the aggregate actual adjusted qualifying borrowing base outstanding of $1,943.6 million at September 30, 2012 and $2,054.9 million at December 31, 2011 under the CFL and BV facilities. The notional amounts of the derivatives will increase as the adjusted qualifying borrowing base decreases due to repayment of the underlying asset-backed securities (ABS) to investors. If CIT funds additional ABS under the CFL or BV facilities, the aggregate adjusted qualifying borrowing base of the total return swaps will increase and the notional amount of the derivatives will decrease accordingly.

Valuation of the derivatives related to the GSI facilities is based on several factors using a discounted cash flow (DCF) methodology, including:

■	CIT’s funding costs for similar financings based on current market conditions;

Item 1:  Consolidated Financial Statements  23

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

■	Forecasted usage of the long-dated CFL and BV facilities through the final maturity date in 2028; and

■	Forecasted amortization, including prepayment assumptions, due to principal payments on the underlying ABS, which impacts the amount of the unutilized portion.

The following table presents the impact of derivatives on the statements of operations:

Derivative Instrument Gains and Losses (dollars in millions)

		Quarters Ended September 30,		Nine Months Ended September 30,
Derivative Instruments	Gain / (Loss) Recognized	2012	2011	2012	2011
Non Qualifying Hedges
Cross currency swaps	Other income	$(16.5)	$92.1	$(12.0)	$47.1
Interest rate swaps	Other income	(2.1)	(9.9)	(3.4)	(16.8)
Foreign currency forward exchange contracts	Other income	(11.2)	112.5	(16.7)	43.7
Equity warrants	Other income	0.1	(0.8)	0.2	(1.0)
Total derivatives – income statement impact		$(29.7)	$193.9	$(31.9)	$73.0

The following table presents the changes in AOCI relating to derivatives:

Changes in AOCI Relating to Derivatives (dollars in millions)

Contract Type	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Quarter ended September 30, 2012
Cross currency swaps – net investment hedges	$0.1	$0.1
Foreign Currency forward exchange – cash flow hedges	–	–
Foreign Currency forward exchange – net investment hedges	(7.5)	(7.5)
Total	$(7.4)	$(7.4)
Quarter ended September 30, 2011
Cross currency swaps – net investment hedges	$2.2	$2.2
Foreign Currency forward exchange – cash flow hedges	0.2	0.2
Foreign Currency forward exchange – net investment hedges	(5.5)	(5.5)
Total	$(3.1)	$(3.1)
Nine Months Ended September 30, 2012
Cross currency swaps – net investment hedges	$(0.4)	$(0.4)
Foreign Currency forward exchange – cash flow hedges	0.6	0.6
Foreign Currency forward exchange – net investment hedges	(18.2)	(18.2)
Total	$(18.0)	$(18.0)
Nine Months Ended September 30, 2011
Cross currency swaps – net investment hedges	$1.1	$1.1
Foreign Currency forward exchange – cash flow hedges	0.9	0.9
Foreign Currency forward exchange – net investment hedges	(17.3)	(17.3)
Total	$(15.3)	$(15.3)

There was no effective portion of derivatives reclassified from AOCI to income or any hedge ineffectiveness recorded directly in income for the quarters and year-to-date periods ended September 30, 2012 and 2011.

24   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 7 — FAIR VALUE

Fair Value Hierarchy

The Company is required to report fair value measurements for specified classes of assets and liabilities. See Note 1 — “Business and Summary of Significant Accounting Policies” in our December 31, 2011 Form 10-K for further description of the Company’s fair value measurement policy.

The Company characterizes inputs in the determination of fair value according to the fair value hierarchy as set forth in the tables below:

Assets and Liabilities Measured at Fair Value on a Recurring Basis (dollars in millions)

September 30, 2012	Total	Level 1	Level 2	Level 3
Assets
Debt Securities AFS	$768.0	$18.0	$750.0	$–
Equity Securities AFS	14.4	14.4	–	–
Trading assets at fair value – derivatives	29.3	–	29.3	–
Derivative counterparty assets at fair value	7.4	–	7.4	–
Total Assets	$819.1	$32.4	$786.7	$–
Liabilities
Trading liabilities at fair value – derivatives	$(81.9)	$–	$(81.9)	$–
Derivative counterparty liabilities at fair value	(51.5)	–	(51.5)	–
Total Liabilities	$(133.4)	$–	$(133.4)	$–
December 31, 2011
Assets
Debt Securities AFS	$937.2	$–	$937.2	$–
Equity Securities AFS	16.9	14.0	2.9	–
Trading assets at fair value – derivatives	42.8	–	42.8	–
Derivative counterparty assets at fair value	38.9	–	38.9	–
Total	$1,035.8	$14.0	$1,021.8	$–
Liabilities
Trading liabilities at fair value – derivatives	$(66.2)	$–	$(66.2)	$–
Derivative counterparty liabilities at fair value	(14.9)	–	(14.9)	–
Total	$(81.1)	$–	$(81.1)	$–

At September 30, 2012 there were no transfers between Level 1 and Level 2 for financial assets or liabilities measured on a recurring basis.

The following table presents assets and liabilities for which a non-recurring change in fair value has been recorded:

Assets Measured at Fair Value on a Non-recurring Basis (dollars in millions)

		Fair Value Measurements at Reporting Date Using:
	Total	Level 1	Level 2	Level 3	Total Gains and (Losses)
Assets
September 30, 2012
Assets Held for Sale	$207.3	$–	$–	$207.3	$(27.7)
Impaired loans	31.4	–	–	31.4	(21.7)
Total	$238.7	$–	$–	$238.7	$(49.4)
December 31, 2011
Assets Held for Sale	$1,830.8	$–	$–	$1,830.8	$(60.7)
Impaired loans	101.5	–	–	101.5	(33.7)
Total	$1,932.3	$–	$–	$1,932.3	$(94.4)

Item 1:  Consolidated Financial Statements  25

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Loans are transferred from held for investment to held for sale (“HFS”) at the lower of cost or fair value. At the time of transfer, a write-down of the loan is recorded as a charge-off, if applicable and if related to credit deterioration. Once classified as HFS, the amount by which the carrying amount exceeds fair value is recorded as a valuation allowance.

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

Level 3 Gains and Losses

The tables below set forth a summary of changes in the estimated fair value of the Company’s Level 3 financial assets and liabilities measured on a recurring basis:

Changes in Fair Value of Level 3 Financial Assets and Liabilities Measured on a Recurring Basis (dollars in millions)

	Total	Derivatives	Equity Securities Available for Sale
December 31, 2011	$–	$–	$–
Gains or losses realized/unrealized
Included in Other Income	–	–	–
Other, net	–	–	–
September 30, 2012	$–	$–	$–
December 31, 2010	$17.6	$(0.3)	$17.9
Gains or losses realized/unrealized
Included in Other Income	5.7	0.3	5.4
Other, net (primarily sales proceeds)	(23.3)	–	(23.3)
September 30, 2011	$–	$–	$–

At September 30, 2012 and December 31, 2011 there were no Level 3 financial assets or liabilities measured on a recurring basis.

26   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying and estimated fair values of financial instruments presented below exclude leases and certain other assets and liabilities, for which disclosure is not required.

Estimated Fair Value of Assets and Liabilities (dollars in millions)

	September 30, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Trading assets at fair value – derivatives	$29.3	$29.3	$42.8	$42.8
Derivative counterparty assets at fair value	7.4	7.4	38.9	38.9
Assets held for sale (excluding leases)	651.6	672.5	1,871.8	2,024.3
Loans (excluding leases)	15,213.9	15,610.9	14,927.4	15,153.9
Investment Securities	1,004.6	1,008.2	1,250.6	1,252.7
Other assets subject to fair value disclosure and unsecured counterparty receivables(1)	1,135.1	1,135.1	1,405.7	1,405.7
Liabilities
Deposits(2)	(8,754.3)	(8,977.6)	(6,227.5)	(6,283.8)
Trading liabilities at fair value – derivatives	(81.9)	(81.9)	(66.2)	(66.2)
Derivative counterparty liabilities at fair value	(51.5)	(51.5)	(14.9)	(14.9)
Long-term borrowings(2)	(23,070.5)	(24,120.0)	(26,444.2)	(27,840.1)
Other liabilities subject to fair value disclosure(3)	(1,973.5)	(1,973.5)	(2,049.2)	(2,049.2)

(1)	Other assets subject to fair value disclosure primarily include accrued interest receivable and miscellaneous receivables. These assets have carrying values that approximate fair value generally due to the short-term nature and are classified as level 3. The unsecured counterparty receivables primarily consist of amounts owed to CIT from GSI for debt discount, return of collateral posted to GSI and settlements resulting from market value changes to asset-backed securities underlying the GSI Facilities.

(2)	Deposits and long-term borrowings include accrued interest, which is included in “Other liabilities” in the Balance Sheet.

(3)	Other liabilities subject to fair value disclosure include accounts payable, accrued liabilities, customer security and maintenance deposits and miscellaneous liabilities. The fair value of these approximates carrying value and are classified as level 3.

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

Investment Securities – Debt and equity securities classified as AFS are carried at fair value, as determined either by Level 1 or Level 2 inputs. Debt securities classified as AFS included investments in U.S. Treasury and federal government agency securities and were valued using Level 2 inputs, primarily quoted prices for similar securities. Certain equity securities classified as AFS were valued using Level 1 inputs, primarily quoted prices in active markets, while other equity securities used Level 2 inputs, due to being less frequently traded or having limited quoted market prices. Debt securities classified as HTM are securities that the Company has both the ability and the intent to hold until maturity and are carried at amortized cost and periodically assessed for OTTI, with the cost basis reduced when impairment is deemed to be other-than-temporary. Equity investments without readily determinable fair values are carried at cost and are periodically assessed for OTTI, with the cost basis reduced when impairment is deemed to be other-than-temporary.

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

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

discount spread is derived based on the company’s estimate of a market participant’s required return on equity that incorporates credit loss estimates based on expected and current default rates. As these Level 3 unobservable inputs are specific to individual loans / collateral types, management does not believe that sensitivity analysis of individual inputs is meaningful, but rather that sensitivity is more meaningfully assessed through the evaluation of aggregate carrying values of the loans. The fair value of loans at September 30, 2012 was $15.6 billion, which is 102.6% of carrying value. The fair value of the commercial loans portfolio was $11.5 billion, 100.7% of carrying value, and the fair value of the consumer portfolio was $4.1 billion, 108.3% of carrying value.

Impaired Loans – The value of impaired loans is estimated using the fair value of collateral (on an orderly liquidation basis) if the loan is collateralized, or the present value of expected cash flows utilizing the current market rate for such loan. As these Level 3 unobservable inputs are specific to individual loans / collateral types, management does not believe that sensitivity analysis of individual inputs is meaningful, but rather that sensitivity is more meaningfully assessed through the evaluation of aggregate carrying values of impaired loans relative to contractual amounts owed (unpaid principal balance or “UPB”) from customers. As of September 30, 2012, the UPB related to impaired loans, including loans for which the Company is applying the income recognition and disclosure guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality), totaled $861 million. Including related allowances, these loans are carried at $529 million, or 61% of UPB. Of these amounts, $366 million and $286 million of UPB and carrying value relate to loans with no specific allowance. The difference between UPB and carrying value reflects cumulative charge-offs on accounts remaining in process of collection, FSA discounts and allowances. See Note 2 — Loans for more information.

Deposits – The fair value of deposits was estimated based upon a present value discounted cash flow analysis. Discount rates used in the present value calculation are based on the Company’s average current deposit rates for similar terms, which are Level 3 inputs.

Long-term borrowings – Unsecured borrowings of approximately $11.9 billion par value at September 30, 2012, were valued based on quoted market prices, which are Level 1 inputs. Approximately $7.9 billion of the secured borrowings at September 30, 2012, and the outstanding amount under the Revolving Credit Facility utilized market inputs to estimate fair value, which are Level 2 inputs. Where market estimates were not available for approximately $3.6 billion at September 30, 2012, values were computed using a discounted cash flow analysis with a discount rate approximating current market rates for issuances by CIT of similar term debt, which are Level 3 inputs.

NOTE 8 — REGULATORY CAPITAL

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

The calculation of the Company’s regulatory capital ratios are subject to review and consultation with the Federal Reserve Bank, which may result in refinements to amounts reported at September 30, 2012.

28   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Tier 1 Capital and Total Capital Components (dollars in millions)

	CIT				CIT Bank
Tier 1 Capital	September 30, 2012		December 31, 2011		September 30, 2012		December 31, 2011
Total stockholders’ equity	$8,086.0		$8,888.5		$2,369.3		$2,116.6
Effect of certain items in accumulated other comprehensive loss excluded from Tier 1 Capital	51.5		54.3		(0.5)		(0.3)
Adjusted total equity	8,137.5		8,942.8		2,368.8		2,116.3
Less: Goodwill(1)	(338.0)		(338.0)		–		–
Disallowed intangible assets(1)	(38.6)		(63.6)		–		–
Investment in certain subsidiaries	(34.7)		(36.6)		–		–
Other Tier 1 components(2)	(63.4)		(58.1)		(60.1)		(91.5)
Tier 1 Capital	7,662.8		8,446.5		2,308.7		2,024.8
Tier 2 Capital
Qualifying allowance for credit losses and other reserves(3)	420.2		429.9		91.7		52.7
Less: Investment in certain subsidiaries	(34.7)		(36.6)		–		–
Other Tier 2 components(4)	0.7		–		0.3		0.2
Total qualifying capital	$8,049.0		$8,839.8		$2,400.7		$2,077.7
Risk-weighted assets	$45,929.9		$44,816.5		$8,775.5		$5,545.9
Total Capital (to risk-weighted assets):
Actual	17.5%		19.7%		27.4%		37.5%
Required Ratio for Capital Adequacy Purposes	13.0	%(5)	13.0	%(5)	8.0%		8.0%
Tier 1 Capital (to risk-weighted assets):
Actual	16.7%		18.8%		26.3%		36.5%
Required Ratio for Capital Adequacy Purposes	4.0%		4.0%		4.0%		4.0%
Tier 1 Leverage Ratio:
Actual	17.4%		18.9%		21.4%		24.7%
Required Ratio for Capital Adequacy Purposes	4.0%		4.0%		15.0	%(5)	15.0	%(5)

(1)	Goodwill and disallowed intangible assets adjustments also reflect the portion included within assets held for sale.

(2)	Includes the portion of net deferred tax assets that does not qualify for inclusion in Tier 1 capital based on the capital guidelines, the Tier 1 capital charge for nonfinancial equity investments and the Tier 1 capital deduction for net unrealized losses on available-for-sale marketable securities (net of tax).

(3)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit, and deferred purchase agreements, all of which are recorded in Other Liabilities.

(4)	Banking organizations are permitted to include in Tier 2 Capital up to 45% of net unrealized pretax gains on available-for-sale equity securities with readily determinable fair values.

(5)	The Company and CIT Bank each committed to maintaining certain capital ratios above regulatory minimum levels.

NOTE 9 — INCOME TAXES

The Company’s third quarter tax provision of $2.9 million decreased from $40.2 million in the prior-year quarter. The decrease was primarily driven by a reduction in foreign tax expense on international income and was mainly related to the change in geographic mix of earnings and a benefit related to discrete items.

The Company’s tax provision of $70.6 million for the nine months ended September 30, 2012 decreased from $123.8 million in the prior year period. This decrease was primarily a result of the reduction in foreign tax expense on international income due to the change in the geographic mix of earnings. The year to date provision reflects income tax expense on the earnings of certain international operations and no income tax benefit recorded on the domestic losses. The Company has not recognized any tax benefit on its domestic losses due to uncertainties related to future utilization of net operating loss carry-forwards. The actual year-end 2012 effective tax rate may vary from the currently projected tax rate due to changes in the mix of domestic and international earnings.

The tax provision for the third quarter and nine months ended September 30, 2012 included $(2.1) million and $15.6 million, respectively, of discrete tax expense (benefit) items. Included in the discrete items for the year to date period is $31.6 million of incremental taxes mainly associated with international audit settlements and an

Item 1:  Consolidated Financial Statements  29

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

increase in a U.S. deferred tax liability on certain indefinite life assets that cannot be used as a source of future taxable income in the assessment of the domestic valuation allowance. The year to date tax provision also includes a $16 million reduction to the provision for income taxes associated with the correction of certain foreign tax accruals relating to prior periods. The net discrete tax expense also included a tax benefit of $146.5 million caused by a release of tax reserves established on an uncertain tax position taken on certain tax losses following a favorable ruling from the tax authorities and a $98.4 million tax benefit associated with a tax position taken on a prior-year restructuring transaction which was addressed during the second quarter. Both of the aforementioned benefits were fully offset by corresponding increases to the domestic valuation allowance.

As of December 31, 2011, CIT had cumulative U.S. federal net operating loss carry-forwards (NOLs) of $4.0 billion. The release of the above mentioned uncertain tax positions will allow for the recognition of approximately $605 million of additional U.S. federal NOLs. Excluding FSA adjustments, which are not included in the calculation of U.S. federal taxable income, the Company generated a domestic pretax loss in the third quarter and year-to-date of $6 million and $210 million, respectively, which will also increase the NOLs. Pursuant to Section 382 of the Internal Revenue Code, the Company is generally subject to a $230 million annual limitation on the use of its $1.9 billion of pre-emergence NOLs. NOLs arising in post-emergence years are not subject to this limitation absent another ownership change for U.S. tax purposes.

Liabilities for Uncertain Tax Position

The Company’s liability for uncertain tax positions totaled $313 million at September 30, 2012 and $549 million at December 31, 2011. Management estimates that this liability may be reduced by up to $10 million within the next twelve months. The change in the balance since December 31, 2011 occurred primarily in the second quarter and was comprised of two items: 1.) a reduction of $146.5 million caused by a release of tax reserves established on an uncertain tax position taken on certain tax losses following a favorable ruling from the tax authorities, and 2.) a reduction of $98.4 million associated with a tax position taken on a prior-year restructuring transaction which was addressed during the quarter. Both of the aforementioned benefits were fully offset by corresponding increases to the domestic valuation allowance.

NOTE 10 — OTHER COMPREHENSIVE INCOME/(LOSS)

The amounts included in the Statement of Comprehensive Income (Loss) are net of income taxes. The income taxes associated with changes in benefit plans net gain/(loss) and prior service (cost)/credit and changes in fair values of derivatives qualifying as cash flow hedges were not significant for the quarter and year-to-date periods ended September 30, 2012 and September 30, 2011. The change in income taxes associated with net unrealized gains on available for sale securities totaled approximately $0.3 million for the quarter ended September 30, 2012 and $(1.3) million for the September 30, 2011 quarter and totaled $0.7 million and $1.0 million for the nine month periods ended September 30, 2012 and 2011, respectively.

The changes in benefit plans net gain/(loss) and prior service (cost)/credit reclassification adjustments impacting net income was $0.4 million and $1.2 million for the quarter and nine months ended September 30, 2012. These amounts were insignificant in the same prior year periods. There were no reclassifications through income for the quarters and nine months ended September 30, 2012 and 2011 for interest expense on interest rate swaps designated as cash flow hedges. The reclassification adjustments for unrealized gains (losses) on investments recognized through income were not significant for the quarters and nine months ended September 30, 2012 and 2011.

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

During the quarter approximately $4.0 million of cumulative translation adjustments were recognized as a reduction to Other Income related to the liquidation of an Australian Aerospace legal entity.

30   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income/(Loss)

The following table details the components of Accumulated Other Comprehensive Loss:

Components of Accumulated Other Comprehensive Income (Loss) (dollars in millions)

	September 30, 2012			December 31, 2011
	Gross Unrealized	Income Taxes	Net Unrealized	Gross Unrealized	Income Taxes	Net Unrealized
Changes in benefit plan net gain/(loss) and prior service (cost)/credit	$(53.7)	$0.1	$(53.6)	$(54.9)	$0.1	$(54.8)
Foreign currency translation adjustments	(48.8)	–	(48.8)	(37.7)	–	(37.7)
Changes in fair values of derivatives qualifying as cash flow hedges	(0.1)	–	(0.1)	(0.8)	–	(0.8)
Unrealized net gains (losses) on available for sale securities	3.7	(1.5)	2.2	2.0	(0.8)	1.2
Total accumulated other comprehensive loss	$(98.9)	$(1.4)	$(100.3)	$(91.4)	$(0.7)	$(92.1)

NOTE 11 — COMMITMENTS

The accompanying table summarizes credit-related commitments, as well as purchase and funding commitments:

Commitments (dollars in millions)

	September 30, 2012
	Due to Expire			December 31, 2011
	Within One Year	After One Year	Total Outstanding	Total Outstanding
Financing Commitments
Financing and leasing assets	$375.5	$2,426.7	$2,802.2	$2,746.2
Letters of credit
Standby letters of credit	53.4	220.8	274.2	209.5
Other letters of credit	50.8	0.3	51.1	89.5
Guarantees
Deferred purchase credit protection agreements	1,910.6	–	1,910.6	1,816.9
Guarantees, acceptances and other recourse obligations	17.9	4.6	22.5	25.6
Purchase and Funding Commitments
Aerospace manufacturer purchase commitments	637.0	7,408.1	8,045.1	8,033.1
Rail and other manufacturer purchase commitments	583.3	528.5	1,111.8	738.3

Financing Commitments

Financing commitments, referred to as loan commitments, or lines of credit, reflect CIT’s agreements to lend to its customers, subject to the customers’ compliance with contractual obligations. The table above includes approximately $0.5 billion of commitments at September 30, 2012 and $0.4 billion at December 31, 2011 for instances where the customer is not in compliance with contractual obligations, and therefore CIT does not have the contractual obligation to lend. As financing commitments may not be fully drawn, expire unused, be reduced or cancelled at the customer’s request, and require the customer to be in compliance with certain conditions, total commitment amounts do not necessarily reflect actual future cash flow requirements.

At September 30, 2012, substantially all financing commitments were senior facilities. Most of the Company’s undrawn and available financing commitments are in Corporate Finance.

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

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The methodology used to determine the DPA liability is similar to the methodology used to determine the allowance for loan losses associated with the finance receivables, which reflects embedded losses based on various factors, including expected losses reflecting the Company’s internal customer and facility credit ratings. The liability recorded in Other Liabilities related to the DPAs totaled $6.1 million and $5.4 million at September 30, 2012 and December 31, 2011, respectively.

Purchase and Funding Commitments

CIT’s purchase commitments relate primarily to purchases of commercial aircraft and rail equipment. Commitments to purchase new commercial aircraft are predominantly with Airbus Industries (“Airbus”) and The Boeing Company (“Boeing”). In November 2011, an order was placed for purchase of aircraft from Embraer S.A. (“Embraer”) with deliveries scheduled through 2015. CIT may also commit to purchase an aircraft directly with an airline. Aerospace equipment purchases are contracted for specific models, using baseline aircraft specifications at fixed prices, which reflect discounts from fair market purchase prices prevailing at the time of commitment. The delivery price of an aircraft may change depending on final specifications. Equipment purchases are recorded at the delivery date. The estimated commitment amounts in the preceding table are based on contracted purchase prices reduced for pre-delivery payments to date and exclude buyer furnished equipment selected by the lessee. Pursuant to existing contractual commitments, 157 aircraft remain to be purchased from Airbus, Boeing and Embraer at September 30, 2012. Aircraft deliveries are scheduled periodically through 2019. Commitments exclude unexercised options to order additional aircraft.

The Company’s rail business entered into commitments to purchase railcars from multiple manufacturers in 2011 and in the second and third quarters of 2012. The 2012 orders were for 7,000 railcars with deliveries scheduled through 2014. Pursuant to these and prior contractual commitments, at September 30, 2012, approximately 8,500 railcars remain to be purchased. Rail equipment purchase commitments are at fixed prices subject to price increases for certain materials.

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

For certain Litigation matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of established reserves and insurance. For other matters for which a loss is probable or reasonably possible, such an estimate cannot be determined. For Litigation where losses are reasonably possible, management currently estimates the aggregate range of reasonably possible losses as up to $320 million in

32   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

excess of established reserves and insurance related to those matters, if any. This estimate represents reasonably possible losses (in excess of established reserves and insurance) over the life of such Litigation, which may span a currently indeterminable number of years, and is based on information currently available as of September 30, 2012. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate.

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

Tyco Tax Agreement

In connection with the Company’s separation from Tyco International Ltd (“Tyco”) in 2002, CIT and Tyco entered into a Tax Agreement pursuant to which, among other things, CIT agreed to pay Tyco for tax savings actually realized by CIT, if any, as a result of the use of certain net operating losses arising during the period that Tyco owned CIT (the “Tyco Tax Attribute”), which savings would not have been realized absent the existence of the Tyco Tax Attribute. During CIT’s bankruptcy, CIT rejected the Tax Agreement, and Tyco and CIT entered into a Standstill Agreement pursuant to which (a) CIT agreed that it would defer bringing its subordination claim against Tyco and (b) Tyco agreed that it would defer bringing its damage claim against CIT while the parties exchanged information about CIT’s tax position, including past usage and retention of the various attributes on its consolidated tax return. Notwithstanding the Standstill Agreement, Tyco filed a Notice of Arbitration during the second quarter of 2011, demanding arbitration of its alleged contractual damages resulting from rejection of the Tax Agreement. CIT filed an adversary proceeding in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), seeking to subordinate Tyco’s interests under section 510(b) of the Bankruptcy Code, which would result in Tyco being treated like equity holders under CIT’s confirmed Plan of Reorganization and receiving no recovery in connection with the termination of the Tax Agreement. In December, 2011, the Bankruptcy Court denied the request to subordinate Tyco’s interests (the “Decision”). In September, 2012, the Second Circuit Court of Appeals affirmed the Bankruptcy Court’s decision, thus the arbitration will continue to proceed.

The amount of the federal Tyco Tax Attribute is approximately $794 million and the state Tyco Tax Attribute is approximately $180 million as of the separation date. CIT’s approximate current federal and state tax rates are currently 35% and 6.5%, respectively. CIT has recorded a valuation allowance against its federal net deferred tax assets and substantially all of its state net deferred tax assets, which include the deferred tax assets associated with the Tyco Tax Attribute, as the Company does not currently meet the criteria to recognize these assets. It is CIT’s position that it has not received federal tax benefits from the Tyco Tax Attribute within the meaning of the Tax Agreement and that it is speculative as to when, if ever, any such benefits may be realized in the future.

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

Subsequent to the commencement of the Le Nature’s bankruptcy, certain co-lessors and certain parties that participated in CIT’s and other co-lessors’ interests in the Lease filed lawsuits against CIT and others to recover the balance of their respective investments, asserting various claims including fraud, civil conspiracy, and civil Racketeer Influenced and Corrupt Organizations Act (RICO). Plaintiffs seek damages in excess of $84 million as well as claims for treble damages under RICO. All but one of these actions has been consolidated for discovery purposes in the United States District Court for the Western District of Pennsylvania (the “Multidistrict Litigation”).

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

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

manufacturer, in the Circuit Court of Wisconsin, Milwaukee County, asserting claims for fraud and misrepresentation.

In November, 2012, CIT entered into settlement agreements with the equipment manufacturer, the co-lessor plaintiffs and the Liquidating Trustee resolving the most significant claims asserted against the Company in the Multidistrict Litigation. The settlements did not have a material adverse effect on the Company’s financial statements.

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

Types of Products and Services

CIT has five reportable segments: Corporate Finance, Transportation Finance, Trade Finance, Vendor Finance and Consumer. Corporate Finance and Trade Finance offer secured lending as well as other financial products and services predominately to small and midsize companies. These include secured revolving lines of credit and term loans, accounts receivable credit protection, accounts receivable collection, import and export financing, factoring, debtor-in-possession and turnaround financing and receivable advisory services. Transportation Finance offers secured lending and leasing products to midsize and larger companies across the aerospace, rail and defense industries. Vendor Finance partners with manufacturers and distributors to offer secured lending and leasing products predominantly to small and mid-size companies primarily in information technology, telecommunication and office equipment markets. Consumer includes a liquidating portfolio of predominately government-guaranteed student loans.

Segment Profit and Assets

In the table that follows, Corporate and Other includes cash liquidity in excess of the amount required by the business units that management determines is prudent for the overall company, loss on debt extinguishment and the prepayment penalties associated with debt repayments.

The third quarter 2012 Interest Expense included approximately $454 million of debt redemption charges ($1,316 million year to date) related to the FSA accretion associated with the prepayment of $4.6 billion in debt during the quarter ($15.2 billion year to date). The third quarter of 2011 Interest Expense included $22 million of similar debt redemption charges ($232 million year to date).

Corporate and Other year to date 2012 operating expenses includes pre-tax corrections of approximately $14 million that were recorded in the quarter ended June 30, 2012 for the establishment of an indemnification reserve related to pre-emergence asset sales and should have been recorded in prior periods.

Vendor Finance year to date 2012 pre-tax earnings reflect $18 million of corrections recorded in the quarter ended March 31, 2012, $15 million of which reduced Interest Income while the remaining amount reduced Other Income. In addition, the year to date income tax provision reflects $16 million of corrections recorded in the second quarter that reduced tax expense. These corrections primarily related to our Mexican portfolio and pertain to prior periods.

Management had concluded that these adjustments were not individually or in the aggregate material to the consolidated financial statements as of or for the period ended March 31, 2012 or June 30, 2012 or to any preceding period as reported.

34   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Business Segments (dollars in millions)

	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Commercial Segments	Consumer	Total Segments	Corporate and Other	Total CIT
Quarter Ended September 30, 2012
Interest income	$140.1	$34.1	$15.0	$135.1	$324.3	$44.9	$369.2	$4.9	$374.1
Interest expense	(146.9)	(374.7)	(24.1)	(122.7)	(668.4)	(43.0)	(711.4)	(100.7)	(812.1)
Provision for credit losses	22.0	(8.9)	(4.3)	(8.8)	–	–	–	–	–
Rental income on operating leases	1.7	386.2	–	56.5	444.4	–	444.4	–	444.4
Other income	24.6	18.4	39.0	(2.9)	79.1	1.2	80.3	0.9	81.2
Depreciation on operating lease equipment	(1.0)	(106.3)	–	(27.2)	(134.5)	–	(134.5)	–	(134.5)
Operating expenses	(65.8)	(43.5)	(28.8)	(87.0)	(225.1)	(10.0)	(235.1)	(2.4)	(237.5)
Loss on debt extinguishments	–	–	–	–	–	–	–	(16.8)	(16.8)
Income (loss) before (provision) benefit for income taxes	$(25.3)	$(94.7)	$(3.2)	$(57.0)	$(180.2)	$(6.9)	$(187.1)	$(114.1)	$(301.2)
Quarter Ended September 30, 2011
Interest income	$189.0	$37.3	$21.8	$185.2	$433.3	$64.5	$497.8	$5.0	$502.8
Interest expense	(165.7)	(202.3)	(19.1)	(109.9)	(497.0)	(42.3)	(539.3)	(63.8)	(603.1)
Provision for credit losses	(37.7)	(2.2)	(4.4)	(2.5)	(46.8)	(0.6)	(47.4)	–	(47.4)
Rental income on operating leases	4.1	342.2	–	62.7	409.0	–	409.0	–	409.0
Other income	93.1	57.0	40.9	60.1	251.1	4.9	256.0	(13.2)	242.8
Depreciation on operating lease equipment	(1.7)	(90.7)	–	(31.9)	(124.3)	–	(124.3)	–	(124.3)
Operating expenses	(51.5)	(43.3)	(28.6)	(78.3)	(201.7)	(16.8)	(218.5)	(7.9)	(226.4)
Loss on debt extinguishments	–	–	–	–	–	–	–	(146.6)	(146.6)
Income (loss) before (provision) benefit for income taxes	$29.6	$98.0	$10.6	$85.4	$223.6	$9.7	$233.3	$(226.5)	$6.8
Nine Months Ended September 30, 2012
Interest income	$487.0	$103.6	$43.6	$403.2	$1,037.4	$143.6	$1,181.0	$14.0	$1,195.0
Interest expense	(496.0)	(1,122.0)	(74.2)	(419.4)	(2,111.6)	(134.9)	(2,246.5)	(284.5)	(2,531.0)
Provision for credit losses	(8.4)	(16.6)	(5.9)	(20.1)	(51.0)	(0.5)	(51.5)	–	(51.5)
Rental income on operating leases	6.8	1,143.8	–	178.6	1,329.2	–	1,329.2	–	1,329.2
Other income	302.3	46.2	108.6	0.3	457.4	21.4	478.8	(4.2)	474.6
Depreciation on operating lease equipment	(3.3)	(316.1)	–	(83.3)	(402.7)	–	(402.7)	–	(402.7)
Operating expenses	(193.9)	(132.0)	(89.2)	(241.5)	(656.6)	(30.4)	(687.0)	(14.0)	(701.0)
Loss on debt extinguishments	–	–	–	–	–	–	–	(61.2)	(61.2)
Income (loss) before (provision) benefit for income taxes	$94.5	$(293.1)	$(17.1)	$(182.2)	$(397.9)	$(0.8)	$(398.7)	$(349.9)	$(748.6)
Select Period End Balances
Loans	$7,800.4	$1,790.9	$2,408.3	$4,628.0	$16,627.6	$3,755.8	$20,383.4	$–	$20,383.4
Credit balances of factoring clients	–	–	(1,224.9)	–	(1,224.9)	–	(1,224.9)	–	(1,224.9)
Assets held for sale	110.8	371.4	–	398.1	880.3	540.8	1,421.1	–	1,421.1
Operating lease equipment, net	14.6	11,847.4	–	210.0	12,072.0	–	12,072.0	–	12,072.0
Nine Months Ended September 30, 2011
Interest income	$717.7	$123.4	$56.8	$623.5	$1,521.4	$204.2	$1,725.6	$15.6	$1,741.2
Interest expense	(554.9)	(663.6)	(74.3)	(408.4)	(1,701.2)	(144.0)	(1,845.2)	(262.9)	(2,108.1)
Provision for credit losses	(163.0)	(8.7)	(11.7)	(68.1)	(251.5)	(2.4)	(253.9)	–	(253.9)
Rental income on operating leases	14.1	1,007.2	–	216.8	1,238.1	–	1,238.1	–	1,238.1
Other income	362.6	110.1	120.3	145.8	738.8	10.7	749.5	(2.9)	746.6
Depreciation on operating lease equipment	(6.3)	(280.2)	–	(151.2)	(437.7)	–	(437.7)	–	(437.7)
Operating expenses	(169.4)	(120.4)	(82.8)	(234.3)	(606.9)	(49.7)	(656.6)	(13.2)	(669.8)
Loss on debt extinguishments	–	–	–	–	–	–	–	(146.6)	(146.6)
Income (loss) before (provision) benefit for income taxes	$200.8	$167.8	$8.3	$124.1	$501.0	$18.8	$519.8	$(410.0)	$109.8
Select Period End Balances
Loans	$6,734.6	$1,347.7	$2,551.7	$4,300.1	$14,934.1	$6,883.3	$21,817.4	$–	$21,817.4
Credit balances of factoring clients	–	–	1,093.5	–	1,093.5	–	1,093.5	–	1,093.5
Assets held for sale	399.6	60.1	–	367.8	827.5	686.3	1,513.8	–	1,513.8
Operating lease equipment, net	40.1	10,923.3	–	225.4	11,188.8	–	11,188.8	–	11,188.8

Item 1:  Consolidated Financial Statements  35

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

and

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

As of September 30, 2012 the Company had approximately 3,630 employees and over $43 billion in assets.

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

2012 PRIORITIES AND PROGRESS

Our 2012 priorities were developed to further advance our broader strategic initiatives centered on improving our financial condition, enhancing our business model, and further improving our approach to risk management and control functions. During the third quarter, we reached an important strategic milestone as we completed the refinancing or repayment of all of the nearly $31 billion of debt that was originally issued in the 2009 restructuring. The following highlights some of our other accomplishments by priority:

1.	Accelerate Growth and Business Development Initiatives

■	Increased new business activity. Both committed and funded volume increased from the prior-year period in all commercial segments. For the nine months ended September 30, 2012, committed volume rose 26% to $7.7 billion. Third quarter 2012 committed new business volume was $2.5 billion, up 7% from the prior-year quarter. For the nine months ended September 30, 2012 funded volume rose 33% to $6.5 billion. Funded new business volume was $2.2 billion in the third quarter, a 16% increase from the prior-year quarter.

■	Increased commercial assets. Commercial financing and leasing assets increased $606 million from June 30, 2012, to $29.6 billion, reflecting increases across all of the commercial segments. Commercial financing and leasing assets increased 6% since December 31, 2011 and 10% from a year ago.

2.	Improve Profitability While Maintaining Financial Strength

■	While we reported a pre-tax loss of $749 million for the nine months ended September 30, 2012, compared to pre-tax income of $110 million for the prior-year period, pre-tax income excluding debt redemption charges(1) was $628 million, improved from $488 million in 2011.

■	We reported a pre-tax loss for the 2012 third quarter of $301 million driven by debt redemption charges(2), compared to pre-tax income of $7 million for the year ago quarter. We had pre-tax income excluding debt redemption charges of $170 million, down from $176 million in the prior-year quarter, driven by lower net FSA accretion and other income.

(1)	Pre-tax income excluding debt redemption charges is a non-GAAP measure. See “Non-GAAP Financial Measurements” for reconciliation of non-GAAP to GAAP financial information.

(2)	Debt redemption charges include accelerated fresh start accounting debt discount amortization, loss on debt extinguishments and prepayment costs. See “Non-GAAP Financial Measurements” for components.

36   CIT GROUP INC

■	The weighted average coupon rates of outstanding deposits and long-term borrowings declined to 3.28% at September 30, 2012 from 4.84% at September 30, 2011 and 3.83% at June 30, 2012.

■	Deposits increased, both in dollars and as a percentage of total CIT funding. As of September 30, 2012, total CIT deposits were $8.7 billion and comprised 28% of total CIT funding, compared to 15% and 23% at September 30, 2011 and June 30, 2012, respectively.

■	We continue to maintain our excess capital position. While Tier 1 and Total Capital ratios at September 30, 2012 of 16.7% and 17.5%, respectively, were down from June 30, 2012, and December 31, 2011, they remain well above regulatory requirements.

3.	Expand Bank Assets and Funding

■	Total assets at CIT Bank increased to $11.6 billion from $7.5 billion at September 30, 2011 and $10.0 billion at June 30, 2012. Commercial loans and leases of $7.3 billion increased from $2.9 billion at September 30, 2011 and $6.3 billion at June 30, 2012.

■	Third quarter committed loan volume of $1.7 billion at CIT Bank rose 38% from the year-ago period, of which nearly $1.4 billion was funded.

■	CIT Bank deposits totaled $8.6 billion at September 30, 2012, up from $4.9 billion at September 30, 2011 and $7.1 billion at June 30, 2012. The average interest rate on deposits at CIT Bank was 1.8% at September 30, 2012, down from 2.7% at September 30, 2011 and 2.0% at June 30, 2012. The primary driver of the higher balances resulted from raising internet deposits. Internet deposits originated in 2012 also included savings accounts. CIT Bank began offering on-line savings accounts in March 2012 to supplement the current range of CD offerings to consumers.

During the remainder of 2012 and into 2013, we will focus on growing earning assets, managing expenses and growing CIT Bank assets and deposits, as well as enhancing internal control functions and our relationships with our regulators. We are focused on meeting our profitability target of 1.5 – 2% of AEA. While we have made progress on some of the elements, we recognize it may take longer to achieve our target asset level given the current macro challenges and have therefore initiated a plan to reduce operating expenses in order to reach our operating expense target of 2 – 2.25% of AEA. We plan to reduce the quarterly run rate by $15 million to $20 million, which will be phased in over 2013 through improved operating efficiencies and expense reductions.

2012 FINANCIAL OVERVIEW

Our 2012 operating results reflected increased commercial business activity and debt redemption and refinancing activities. We achieved our goal of refinancing or redeeming all the approximately $31 billion of debt incurred in the 2009 restructuring, including the remaining $4.6 billion in the third quarter.

Net loss for the quarter and nine months ended September 30, 2012 totaled $305 million and $822 million, $1.52 and $4.09 per diluted share, largely influenced by accelerated FSA net discount/(premium) on debt extinguishments and repurchases, loss on debt extinguishments and prepayment costs (collectively “debt redemption charges”). These net losses compare to net losses of $33 million for the 2011 third quarter, $0.16 per diluted share, and $17 million, $0.08 per diluted share for the nine months ended September 30, 2011. The 2012 amounts included debt redemption charges(2) of $471 million in the third quarter and $1.4 billion year to date related to the redemption of high cost debt, while the year-ago periods included debt redemption charges of $169 million for the quarter and $379 million for the year to date.

Pre-tax loss totaled $301 million for the 2012 third quarter and $749 million year to date, compared to pre-tax income of $7 million for the 2011 third quarter and $110 million for the nine months. Although down on a GAAP basis, pre-tax income excluding debt redemption charges was $170 million for the quarter and $628 million for the nine months, respectively, compared to $176 million in the 2011 third quarter and $488 million for the prior-year nine months. Pre-tax income excluding debt redemption charges and net FSA accretion/amortization(3) for the 2012 third quarter was $103 million and $377 million year to date, up from $91 million in the 2011 third quarter and $162 million for the prior-year nine months, driven by lower funding costs and lower credit costs. The 2012 quarter and year to date included net FSA costs of $387 million and $1.1 billion, primarily due to the acceleration of interest expense related to the redemption of high cost debt, while the 2011 third quarter and year to date included net FSA benefits of $83 million and $200 million.

(2)	Debt redemption charges include accelerated fresh start accounting debt discount amortization, loss on debt extinguishments and prepayment costs. See “Non-GAAP Financial Measurements” for components.

(3)	Pre-tax income excluding debt redemption charges and net FSA accretion/amortization is a non-GAAP measure. See “Non-GAAP Financial Measurements” for reconciliation of non-GAAP to GAAP financial information.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   37

The following table presents pre-tax results adjusted for debt related transaction costs and FSA accretion. This is a non-GAAP measurement.

Impacts of FSA Accretion and Debt Refinancing Costs on Pre-tax Income (Loss) (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2012	2012	2011	2012	2011
Pre-tax income/(loss) – reported	$(301.2)	$(41.7)	$6.8	$(748.6)	$109.8
Accelerated FSA net discount/(premium) on debt extinguishments and repurchases	453.9	264.9	2.4	1,315.7	126.9
Debt related – loss on debt extinguishments	16.8	21.5	146.6	61.2	146.6
Debt related – prepayment costs	–	–	20.0	–	105.0
Pre-tax income – excluding debt refinancing costs	169.5	244.7	175.8	628.3	488.3
Net FSA accretion (excluding debt related acceleration)	(66.5)	(125.6)	(84.9)	(251.7)	(326.8)
Pre-tax income – excluding debt refinancing costs and FSA net accretion	$103.0	$119.1	$90.9	$376.6	$161.5

Net finance revenue(4) (“NFR”) continues to be impacted by accelerated interest expense related to the redemption of high cost debt. The negative NFR for the 2012 third quarter and year to date was driven by the FSA discount accretion resulting from repayments of over $15 billion of high cost debt for the nine months, including the remaining $4.6 billion in the third quarter. NFR was $184 million for the 2011 third quarter, $85 million in the 2012 second quarter and $434 million for the 2011 nine months. Average earning assets(4) (“AEA”) were $32.3 billion in the 2012 third quarter, down $1.4 billion from the year-ago quarter primarily due to asset sales and essentially unchanged from the 2012 second quarter as commercial asset growth was slightly outpaced by a sale of student loans that occurred later in the second quarter. Average commercial earning assets were $27.9 billion and rose from both comparative periods. NFR as a percentage of AEA (“net finance margin” or “NFM”) was (1.59%) reflecting debt redemption costs, compared to 2.19% in the prior-year quarter and 1.05% in the second quarter of 2012. Excluding net FSA accretion and debt prepayment costs, net finance margin was 2.97% for the 2012 third quarter, improved from 1.58% in the year-ago quarter and essentially unchanged from the second quarter. The increase from the year-ago quarter was driven primarily by lower funding costs and the reduction of low yielding assets. When compared to the prior quarter, the benefits of lower funding costs were essentially offset by lower interest recoveries and other yield-related fees. Net operating lease revenue increased compared to the 2011 periods on higher assets in Transportation Finance but declined modestly from the 2012 second quarter. For the nine months ended September 30, 2012, net finance margin excluding net FSA accretion and debt prepayment costs was 2.65%, up from 1.46% last year. While other institutions may use net interest margin (“NIM”), defined as interest income less interest expense, we discuss NFR, which includes operating lease results, due to their significant impact on revenue and expense, including rental revenue and depreciation expense.

Provision for credit losses for the quarter ended September 30, 2012 was negligible, compared to $47 million in the year-ago quarter and $9 million last quarter. For the nine months ended September 30, 2012, the provision for credit losses was $52 million, down from $254 million last year. These favorable trends reflect the overall improvements in credit metrics, most notably the decline in net charge-offs.

Other income (excluding operating lease rentals) of $81 million decreased $162 million from the prior-year quarter and $63 million sequentially, largely due to reduced gains on assets sold, lower counterparty receivable accretion, and fewer recoveries of loans charged off pre-emergence. Factoring commissions of $33 million were down slightly from the prior-year quarter, reflecting lower factoring volume, and up sequentially, due to seasonality. Year to date, other income totaled $475 million, down from $747 million last year, reflecting a decline in gains on asset sales, recoveries of loans charged off pre-emergence and an increase in impairment charges on operating lease equipment held for sale.

Operating expenses were $238 million and included $5 million of restructuring-related costs. Operating expenses declined from the prior quarter but were up modestly from the year-ago quarter, as a decline in professional fees was offset by increases in costs related to raising deposits and technology costs. Headcount at September 30, 2012 was approximately 3,630, compared to approximately 3,480 a year ago and approximately 3,570 at June 30, 2012. Year to date, operating expenses totaled $701 million, compared to $670 million last year.

(4)	Net finance revenue and average earning assets are non-GAAP measures; see “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

38   CIT GROUP INC

Provision for income taxes in the third quarter was $3 million, significantly lower than recent quarters. The decline from prior periods is the result of a greater proportion of earnings in countries with lower tax rates. For the nine months ended September 30, 2012, the provision for income taxes was $71 million, down from $124 million a year ago.

Total assets at September 30, 2012 were $43.6 billion, up $0.8 billion from June 30, 2012, but down from $44.6 billion at September 30, 2011 as growth in the commercial portfolio was offset by sales and runoff of over $3 billion of government-guaranteed student loans over the past four quarters. Commercial financing and leasing assets increased to $29.6 billion, up $2.6 billion from a year-ago and $0.6 billion from June 30, 2012. Total loans rose approximately $300 million during the quarter to $20.4 billion, but declined $1.4 billion from a year ago due to the decline in consumer assets. Operating lease equipment increased to $12.1 billion, up nearly $1 billion from September 30, 2011 and approximately $0.2 billion since June 30, 2012, reflecting aircraft and rail car deliveries. Cash and short-term investments increased $0.2 billion from June 30, 2012 to $7.2 billion, as higher cash balances at CIT Bank, reflecting the success of raising deposits, more than offset a decline in cash in operating subsidiaries.

Funded new business volume of $2.2 billion increased 16% from the prior-year quarter, while committed new business volume of $2.5 billion increased 7%, reflecting strong increases in Corporate Finance and Vendor Finance. Compared to the second quarter, volume decreased in Corporate Finance and Vendor Finance, as well as in Transportation Finance, which had fewer scheduled deliveries. Funded new business volume was up 33% to $6.5 billion for the nine months ended September 30, 2012 compared to last year, while committed new business volume of $7.7 billion was up 26% for the nine months ended September 30, 2012. Trade Finance factoring volume of $6.4 billion increased 8% sequentially, reflecting seasonal trends, but declined by approximately 6% from the year-ago quarter. Factoring volume of $18.3 billion for the nine months ended September 30, 2012, was down 4% from the 2011 period. The declines reflect slowing sales in the apparel sector.

Credit metrics reflected the continuation of favorable trends in the third quarter, as non-accrual loans declined both sequentially and from the prior-year quarter, and net charge-offs remained at low levels. Net charge-offs were $18 million, or 0.36% as a percentage of average finance receivables, versus $46 million (0.83%) in the year-ago quarter and $17 million (0.33%) in the prior quarter. Net charge-offs in our commercial segments were 0.44% of average finance receivables, compared to 1.21% in the year-ago quarter and 0.42% in the prior quarter. These continued favorable levels were driven largely by Corporate Finance, as net charge-offs in this segment were below both comparison periods. The modest sequential increase in Vendor Finance charge-offs was related to the international portfolio, while the increase in Transportation Finance resulted from a loan secured by aviation equipment. Non-accrual loans further improved and were $412 million, or 2.02% of finance receivables at September 30, 2012. This amount compares to $914 million (4.19%) at September 30, 2011 and $455 million (2.26%) at June 30, 2012. Non-accrual loans as a percentage of finance receivables in the commercial segments were 2.48% at September 30, 2012, significantly improved from 6.11% at September 30, 2011 and 2.80% at June 30, 2012. While there were sequential declines in both the Corporate Finance and Trade Finance segments, there was an increase in Transportation Finance due to the addition of one loan secured by commercial aircraft.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   39

NET FINANCE REVENUE

The following tables present management’s view of consolidated margin and include the net interest spread we make on loans and leased equipment, in dollars and as a percent of average earning assets.

Net Finance Revenue (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2012	2012	2011	2012	2011
Interest income	$374.1	$409.3	$502.8	$1,195.0	$1,741.2
Rental income on operating leases	444.4	445.5	409.0	1,329.2	1,238.1
Finance revenue	818.5	854.8	911.8	2,524.2	2,979.3
Interest expense	(812.1)	(639.2)	(603.1)	(2,531.0)	(2,108.1)
Depreciation on operating lease equipment	(134.5)	(130.7)	(124.3)	(402.7)	(437.7)
Net finance revenue	$(128.1)	$84.9	$184.4	$(409.5)	$433.5
Average Earning Assets (“AEA”)	$32,251.2	$32,307.7	$33,668.6	$32,565.6	$34,517.1
As a % of AEA:
Interest income	4.64%	5.07%	5.97%	4.89%	6.73%
Rental income on operating leases	5.51%	5.51%	4.86%	5.44%	4.78%
Finance revenue	10.15%	10.58%	10.83%	10.33%	11.51%
Interest expense	(10.07)%	(7.91)%	(7.16)%	(10.36)%	(8.15)%
Depreciation on operating lease equipment	(1.67)%	(1.62)%	(1.48)%	(1.65)%	(1.69)%
Net finance revenue	(1.59)%	1.05%	2.19%	(1.68)%	1.67%
As a % of AEA by Segment:
Corporate Finance	(0.31)%	2.21%	1.41%	(0.10)%	2.98%
Transportation Finance	(1.75)%	0.82%	2.82%	(1.86)%	2.05%
Trade Finance	(3.43)%	(1.31)%	0.77%	(3.65)%	(1.67)%
Vendor Finance	3.24%	4.56%	8.36%	2.08%	6.81%
Commercial Segments	(0.49)%	1.81%	3.40%	(1.08)%	4.65%
Consumer	0.17%	1.76%	1.16%	0.22%	1.02%

Average earning assets are less than comparable balances displayed later in this document in ‘Select Quarterly Financial Data’ (Quarterly and year to date Average Balances) due to the exclusion of deposits with banks and other investments and the inclusion of credit balances of factoring clients.

Net finance revenue (“NFR”) and NFR as a percentage of AEA (Net Finance Margin or “NFM”) are key metrics used by management to measure the profitability of our lending and leasing assets. NFR includes interest and fee income on our loans and capital leases, interest and dividend income on cash and investments, rental revenue and depreciation from our leased equipment as well as funding costs. Given our asset composition includes a high level of operating lease equipment (37% of average earning assets), NFM is a more appropriate metric than net interest margin (“NIM”) (a common metric used by other bank holding companies), as NIM does not fully reflect the earnings of our portfolio because it includes the impact of debt costs of all our assets but excludes the net revenue (rental revenue less depreciation) from operating leases.

NFR continues to be significantly impacted by FSA accretion. Net FSA accretion decreased NFR by $391 million during the current quarter, which included higher debt FSA discount accretion resulting from repayments of high cost debt (“accelerated debt FSA discount accretion”), compared to an increase of $56 million (including $20 million of prepayment costs) in the prior-year quarter and a decrease of $184 million in the prior quarter. FSA accretion related to loans and operating leases has declined significantly from the prior year. See Fresh Start Accounting section for FSA accretion details.

Interest income was down from the prior-year quarter and prior quarter primarily reflecting lower FSA accretion, a decline from the prior year in average earning assets and lower interest recoveries. FSA accretion was $59 million in the current quarter, down from $150 million in the prior-year quarter and $77 million in the prior quarter. See Fresh Start Accounting. The 2012 year-to date benefit of $227 million was well below the prior year benefit of $618 million. The remaining accretable FSA discount on loans was $401 million at September 30, 2012, down from $831 million at September 30, 2011 and $453 million at June 30, 2012. Compared to the prior-year quarter and year

40   CIT GROUP INC

to date, average earning asset balances were down from 2011 largely due to asset sales and repayments.

Interest expense for 2012 included accelerated debt FSA discount accretion resulting from repayments of over $15 billion in high cost debt, including $4.6 billion in the third quarter. Interest expense in the third quarter of 2012 included $454 million of accelerated FSA debt accretion, while the prior-year quarter had $22 million (including $20 million of prepayment costs) and the prior quarter included $265 million. Year to date, accelerated FSA debt accretion totaled $1.3 billion compared to $232 million (including $105 million of prepayment penalties) last year.

As a result of our 2012 debt redemption activities and the increased proportion of deposits to our total funding, we reduced weighted average coupon rates of outstanding deposits and long-term borrowings to 3.28% at September 30, 2012, from 4.84% at September 30, 2011 and 3.83% at June 30, 2012.

The weighted average coupon rate of long-term borrowings at September 30, 2012 was 3.78%, compared to 5.14% at September 30, 2011 and 4.25% at June 30, 2012. Series C Notes and other senior unsecured notes, as well as secured financing transactions, are discussed in Funding, Liquidity and Capital. See Select Financial Data section for more information on debt rates.

Deposits have increased, both in dollars and proportion of total CIT funding (28% at September 30, 2012 compared to 23% and 15% at June 30, 2012 and September 30, 2011, respectively). The weighted average rate of total CIT deposits at September 30, 2012 was 1.93%, compared to 3.05% at September 30, 2011 and 2.15% at June 30, 2012.

As detailed in the following table, NFR as a percentage of AEA included significant impact from net FSA accretion and debt prepayment penalties.

Adjusted Net Finance Revenue as a % of AEA (dollars in millions)

	Quarters Ended
	September 30, 2012		June 30, 2012		September 30, 2011
Net finance revenue	$(128.1)	(1.59)%	$84.9	1.05%	$184.4	2.19%
FSA impact on net finance revenue	390.7	4.56%	184.1	1.97%	(56.2)	(0.82)%
Secured debt prepayment penalties	–	–	–	–	20.0	0.21%
Adjusted net finance revenue	$262.6	2.97%	$269.0	3.02%	$148.2	1.58%

	Nine Months Ended September 30,
	2012		2011
Net finance revenue	$(409.5)	(1.68)%	$433.5	1.67%
FSA impact on net finance revenue	1,121.1	4.33%	(113.5)	(0.57)%
Secured debt prepayment penalties	–	–	105.0	0.36%
Adjusted net finance revenue	$711.6	2.65%	$425.0	1.46%

Net finance revenue and Adjusted net finance revenue are non-GAAP measures, see “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

NFM excluding FSA and prepayment penalties improved over the prior-year periods due to continued reduction in funding costs, a continued shift in asset mix to higher-yielding commercial assets, as well as other yield related items. The sequential change is more relevant as it reflects more consistent comparisons than with the prior year and is discussed in detail.

NFM excluding FSA and prepayment penalties was relatively flat to the prior quarter as the benefits from lower funding costs and higher suspended depreciation were offset by a reduction in interest recoveries and other yield-related fees. Lower funding costs resulted from a full benefit of our Q2 liability actions, increase in deposits, offset by negative carry on excess cash. Suspended depreciation on operating lease equipment held for sale, described below, benefits NFM until the asset is sold. The benefits totaled approximately 30 basis points (bps) in the current quarter, up from approximately 25 bps in the prior quarter. Interest recoveries, which resulted from non-accrual asset prepayments, sales and assets returning to accrual status, and certain other yield-related fees were lower this quarter.

Third quarter 2012 new business yields in Corporate Finance remained relatively stable within product types. Utilization rates in air and railcar assets in Transportation Finance remained strong as discussed below. Asset yields, which vary by vendor program, geography and types of credit in Vendor Finance, were generally stable in the third quarter of 2012 but there was some pricing pressure.

NFM also continues to be impacted by our changing business mix, in which cash and short-term investments and student loans continue to represent a significant but declining portion of the overall balance sheet. Continued growth in the relative proportion of commercial loans and leases and further declines in non-accrual loan balances, have contributed to the improved margin.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   41

The following table sets forth the details on net operating lease revenue, before and after the impact of FSA:

Net Operating Lease Revenue as a % of Average Operating Leases (AOL) (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2012	2012	2011	2012	2011
Rental income on operating leases	14.81%	14.85%	14.84%	14.76%	14.90%
Depreciation on operating lease equipment	(4.48)%	(4.36)%	(4.51)%	(4.47)%	(5.27)%
Net operating lease revenue %	10.33%	10.49%	10.33%	10.29%	9.63%
Net operating lease revenue %, excluding FSA	7.24%	7.26%	6.84%	7.11%	6.34%
Net operating lease revenue	$309.9	$314.8	$284.7	$926.5	$800.4
Average Operating Lease Equipment (“AOL”)	$12,002.6	$11,999.6	$11,023.6	$12,004.3	$11,076.9

Net operating lease revenue(5) increased in amount compared to the 2011 periods on higher assets in Transportation Finance and benefited from lower depreciation expense in Vendor Finance (discussed further below). Sequentially, net operating lease revenue was down modestly. These factors also drive the increases in net operating lease revenue as a percent of AOL. Net operating lease revenue also reflects a benefit from net FSA accretion of $45 million, $47 million and $48 million for the quarters ended September 30, 2012, September 30, 2011 and June 30, 2012, respectively and $142 million and $135 million for the nine months ended September 30, 2012 and 2011, respectively.

Net operating lease revenue is primarily generated from the aircraft and rail transportation portfolios. Net operating lease revenue from these portfolios improved from the prior-year quarter, reflecting higher asset balances and strong asset utilization. Commercial aircraft utilization rates remain strong at 99% leased at September 30, 2012. In the rail portfolio, fleet utilization, including commitments, held steady at 98%, as rental rates remain attractive.

In addition, the 2012 results compared to last year benefited from lower depreciation expense, primarily in the Vendor Finance business, as a result of certain operating lease equipment being recorded as held for sale. Once a long-lived asset is classified as held for sale, depreciation expense is no longer recognized, but the asset is evaluated for impairment with any such charge recorded in other income. As a result, net operating lease revenue includes rental income on operating lease equipment classified as held for sale, but there is no related depreciation expense. The amount of depreciation not recognized on operating lease equipment in assets held for sale totaled $26 million for the 2012 third quarter, $23 million for the 2011 third quarter and $21 million last quarter. Year to date, suspended depreciation totaled $68 million for 2012 and $48 million for 2011. The amount of impairment on operating lease assets held for sale totaled $27 million for the 2012 third quarter, $20 million for the 2011 third quarter and $29 million last quarter. Year to date, impairment on assets held for sale totaled $76 million for 2012 and $40 million for 2011. Operating lease equipment in assets held for sale totaled $532 million at September 30, 2012, $208 million at September 30, 2011 and $546 million at June 30, 2012, reflecting assets relating to aerospace equipment and the previously announced Dell Europe platform sale in Vendor Finance.

See “Non-interest Income — Impairment on assets held for sale”, “Expenses — Depreciation on operating lease equipment” and “Concentrations — Operating Leases” for additional information.

(5)	Net operating lease revenue and average operating lease equipment are non-GAAP measures; see reconciliation of non-GAAP to GAAP financial information.

42   CIT GROUP INC

CREDIT METRICS

Portfolio credit quality trends remained stable at favorable levels in the third quarter, as nonaccrual loans declined from the prior-year quarter and sequentially, and charge-offs remained at low levels. The improvement was broad based across the segments. Management continues to believe that credit metrics are at, or near, cycle lows, and does not expect sustained improving trends from these levels. Given current levels, sequential quarterly movements in non-accrual loans and charge-offs in Corporate Finance, Trade Finance and Transportation Finance are subject to volatility around longer term trends if larger accounts migrate in and out of non-accrual status or get resolved. We do not expect as significant quarter-over-quarter movement in these metrics for Vendor Finance given the smaller ticket, flow nature of this business.

Non-accrual loans in our commercial segments declined 55% and 9% from the prior-year quarter and the prior quarter, respectively, to $412 million, or 2.48% as a percentage of finance receivables. On a consolidated basis, including U.S. government-guaranteed student loans, the non-accrual percentage was 2.02% at September 30, 2012, versus 4.19% in the prior-year quarter and 2.26% last quarter. As a percentage of average finance receivables, net charge-offs in the Commercial segments were 0.44% ($18 million), versus 1.21% ($46 million) in the third quarter of 2011 and 0.42% ($17 million) last quarter. For the nine months, net charge-offs in the Commercial segments were $56 million (0.47%), versus $239 million (2.03%) in 2011, with the improvement largely in Corporate Finance. For the year, recoveries were approximately 35% below 2011, with the majority of the reduction in Vendor Finance. See the tables that follow for additional details by segment.

There was no provision for credit losses in the third quarter, as a decline in required reserves essentially offset net charge-offs. The provision for credit losses for the 2012 quarter and year to date continued to compare favorably to the 2011 comparable periods, with variances largely reflecting lower net charge-offs. The sequential quarter decline reflects a reduction in non-specific reserves. The decline in required reserves in the past two quarters reflects improved portfolio credit quality, including the continued replacement of lower credit quality legacy assets with new origination volume.

As a result of adopting FSA, the allowance for loan losses at December 31, 2009 was eliminated and effectively recorded as discounts on loans as part of the fair value of finance receivables. A portion of the discount attributable to embedded credit losses was recorded as non-accretable discount and is utilized as such losses occur, primarily on impaired, nonaccrual loans. Any incremental deterioration of loans in this group above the remaining discount results in incremental provisions or charge-offs. Improvements or increases in forecasted cash flows in excess of the non-accretable discount will reduce any allowance on the loan established after emergence from bankruptcy. Once such allowance (if any) has been reduced and the account is returned to accruing status, the non-accretable discount is reclassified to accretable discount and is recorded as finance income over the remaining life of the account. For performing pre-emergence loans, an allowance for loan losses is established to the extent our estimate of inherent loss exceeds the remaining FSA discount. Given the reduction in discount due to accretion and asset liquidations since emergence, the FSA impact on the allowance for loan losses and reported credit metrics has reduced significantly and will continue to diminish.

Recoveries of loans charged off pre-emergence (2009 and prior) and loans charged off prior to transfer to held for sale are reflected in other income. For the quarters ended September 30, 2012 and 2011 and June 30, 2012, the balances totaled $9 million, $36 million and $19 million, respectively. Comparable amounts for the nine months ended September 30, 2012 and 2011 totaled $38 million and $94 million, respectively.

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

Our allowance for loan losses includes: (1) specific reserves for impaired loans, (2) non-specific reserves for estimated losses inherent in non-impaired loans utilizing the Company’s internal probability of default / loss given default ratings system to determine projected loss levels and (3) if necessary, a qualitative adjustment to the reserve for economic risks, industry and geographic concentrations, estimation risk, model imprecision and other factors not adequately captured in our methodology. Qualitative adjustments largely relate to instances where management believes that the Company’s current risk ratings in selected portfolios do not fully reflect the corresponding inherent risk. The qualitative adjustments did not exceed 10% of the total allowance at any of the presented periods and are recorded by class and included in the allowance for loan losses.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   43

Management updated and enhanced its credit grading models in the quarter ended June 30, 2012 as part of our model development life cycle. These updates and enhancements did not have a significant impact on the allowance in the period. See Risk Management for additional discussion on the new model development and the allowance for loan losses.

The following table presents a roll forward of the allowance for loan losses and provides summarized components of the provision and allowance:

Allowance for Loan Losses and Provision for Credit Losses (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2012	2012	2011	2012	2011
Allowance – beginning of period	$414.2	$420.0	$424.0	$407.8	$416.2
Provision for credit losses(1)	–	8.9	47.4	51.5	253.9
Other(1)	1.7	2.1	(10.7)	(4.6)	(14.7)
Net additions	1.7	11.0	36.7	46.9	239.2
Gross charge-offs	(35.5)	(28.0)	(71.1)	(107.7)	(318.8)
Recoveries(2)	17.5	11.2	24.9	50.9	77.9
Net Charge-offs	(18.0)	(16.8)	(46.2)	(56.8)	(240.9)
Allowance – end of period	$397.9	$414.2	$414.5	$397.9	$414.5
Loans
Commercial Segments	$16,627.6	$16,202.3	$14,934.1
Consumer	3,755.8	3,898.2	6,883.3
Total loans	$20,383.4	$20,100.5	$21,817.4
Allowance
Commercial Segments	$397.9	$414.2	$414.5
Provision for Credit Losses
Specific reserves on commercial impaired loans	$1.6	$9.3	$(14.8)	$0.9	$(63.2)
Non-specific reserves – commercial	(19.6)	(17.2)	16.0	(6.2)	76.2
Net charge-offs – commercial	18.0	16.6	45.6	56.3	238.5
Net charge-offs – consumer	–	0.2	0.6	0.5	2.4
Total	$–	$8.9	$47.4	$51.5	$253.9

	September 30,	June 30,	December 31,
	2012	2012	2011
Allowance for Loan Losses
Specific reserves on commercial impaired loans	$55.5	$53.9	$54.6
Non-specific reserves – commercial	342.4	360.3	353.2
Total	$397.9	$414.2	$407.8

(1)	Includes amounts related to reserves on unfunded loan commitments, letters of credit and for deferred purchase agreements, which are reflected in other liabilities, as well as foreign currency translation adjustments.

(2)	Recoveries for the quarters ended September 30, 2012, June 30, 2012 and September 30, 2011 do not include $8.6 million, $18.6 million and $36.3 million, respectively, and for the nine months ended September 30, 2012 and 2011, do not include $37.6 million and $93.9 million, respectively, of recoveries of loans charged off pre-emergence and loans charged off prior to transfer to held for sale, which are included in Other Income.

44   CIT GROUP INC

The allowance for loan losses as a percentage of finance receivables for the Commercial Segments (excluding U.S. government-guaranteed student loans) were 2.39%, 2.56% and 2.78% as of September 30, 2012, June 30, 2012 and September 30, 2011, respectively. This trend reflects the previously-mentioned replacement of lower credit quality legacy assets that had higher expected losses with new origination volume. Including the U.S. government guaranteed student loans, which have no related reserves, the comparable consolidated allowance for loan loss percentages were 1.95%, 2.06% and 1.90%, as of September 30, 2012, June 30, 2012 and September 30, 2011, respectively. The rate increase on a consolidated basis from prior year reflects a decreasing proportion of student loans, as we have sold these assets over the past year.

Specific reserves were largely unchanged, as both charge-offs and incremental reserve adjustments were relatively modest over the periods shown and essentially offset.

FSA discount and allowance balances by segment are presented in the following table:

Segment FSA Loans Discount and Allowance for Loan Losses (dollars in millions)

	Finance Receivables pre-FSA	FSA – Accretable Discount	FSA – Non- accretable Discount(1)	Finance Receivables post-FSA	Allowance for Loan Losses	Net Carrying Value
September 30, 2012
Corporate Finance	$7,909.3	$(90.0)	$(18.9)	$7,800.4	$(247.7)	$7,552.7
Transportation Finance	1,840.8	(49.9)	–	1,790.9	(35.0)	1,755.9
Trade Finance	2,408.3	–	–	2,408.3	(30.9)	2,377.4
Vendor Finance	4,659.0	(26.1)	(4.9)	4,628.0	(84.3)	4,543.7
Commercial Segments	16,817.4	(166.0)	(23.8)	16,627.6	(397.9)	16,229.7
Consumer	3,994.0	(235.0)	(3.2)	3,755.8	–	3,755.8
Total	$20,811.4	$(401.0)	$(27.0)	$20,383.4	$(397.9)	$19,985.5
June 30, 2012
Corporate Finance	$7,684.3	$(109.5)	$(25.1)	$7,549.7	$(271.3)	$7,278.4
Transportation Finance	1,813.1	(56.3)	–	1,756.8	(28.5)	1,728.3
Trade Finance	2,371.3	–	–	2,371.3	(29.8)	2,341.5
Vendor Finance	4,566.2	(35.2)	(6.5)	4,524.5	(84.6)	4,439.9
Commercial Segments	16,434.9	(201.0)	(31.6)	16,202.3	(414.2)	15,788.1
Consumer	4,153.0	(251.5)	(3.3)	3,898.2	–	3,898.2
Total	$20,587.9	$(452.5)	$(34.9)	$20,100.5	$(414.2)	$19,686.3
December 31, 2011
Corporate Finance	$7,089.2	$(178.7)	$(47.8)	$6,862.7	$(262.2)	$6,600.5
Transportation Finance	1,564.0	(77.0)	–	1,487.0	(29.3)	1,457.7
Trade Finance	2,431.4	–	–	2,431.4	(29.0)	2,402.4
Vendor Finance	4,495.9	(62.8)	(11.4)	4,421.7	(87.3)	4,334.4
Commercial Segments	15,580.5	(318.5)	(59.2)	15,202.8	(407.8)	14,795.0
Consumer	4,989.3	(303.3)	(3.3)	4,682.7	–	4,682.7
Total	$20,569.8	$(621.8)	$(62.5)	$19,885.5	$(407.8)	$19,477.7

(1)	Non-accretable discount includes certain accretable discount amounts relating to non-accrual loans for which accretion has been suspended.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   45

The following table presents charge-offs, by business segment. See Results by Business Segment for additional information.

Charge-offs as a Percentage of Average Finance Receivables (dollars in millions)

	Quarters Ended						Nine Months Ended
	September 30, 2012		June 30, 2012		September 30, 2011		September 30, 2012		September 30, 2011
Gross Charge-offs
Corporate Finance	$10.9	0.57%	$7.6	0.41%	$45.6	2.66%	$36.5	0.66%	$220.6	4.01%
Transportation Finance	2.9	0.67%	0.9	0.22%	–	–	11.7	0.93%	0.7	0.07%
Trade Finance	3.2	0.53%	1.9	0.33%	4.3	0.66%	6.6	0.37%	14.6	0.78%
Vendor Finance	18.5	1.62%	17.2	1.54%	20.3	1.86%	51.9	1.54%	79.6	2.36%
Commercial Segments	35.5	0.87%	27.6	0.69%	70.2	1.85%	106.7	0.90%	315.5	2.69%
Consumer	–	–	0.4	0.03%	0.9	0.05%	1.0	0.03%	3.3	0.06%
Total	$35.5	0.71%	$28.0	0.55%	$71.1	1.28%	$107.7	0.71%	$318.8	1.83%
Recoveries(1)
Corporate Finance	$5.9	0.31%	$1.1	0.06%	$4.7	0.28%	$18.3	0.33%	$24.3	0.44%
Transportation Finance	–	–	–	–	–	–	–	–	0.1	–
Trade Finance	3.2	0.53%	0.4	0.07%	2.5	0.38%	4.0	0.22%	10.5	0.56%
Vendor Finance	8.4	0.74%	9.5	0.85%	17.4	1.60%	28.1	0.83%	42.1	1.25%
Commercial Segments	17.5	0.43%	11.0	0.27%	24.6	0.64%	50.4	0.43%	77.0	0.66%
Consumer	–	–	0.2	0.01%	0.3	0.02%	0.5	0.01%	0.9	0.02%
Total	$17.5	0.35%	$11.2	0.22%	$24.9	0.45%	$50.9	0.34%	$77.9	0.45%
Net Charge-offs(1)
Corporate Finance	$5.0	0.26%	$6.5	0.35%	$40.9	2.38%	$18.2	0.33%	$196.3	3.57%
Transportation Finance	2.9	0.67%	0.9	0.22%	–	–	11.7	0.93%	0.6	0.07%
Trade Finance	–	–	1.5	0.26%	1.8	0.28%	2.6	0.15%	4.1	0.22%
Vendor Finance	10.1	0.88%	7.7	0.69%	2.9	0.26%	23.8	0.71%	37.5	1.11%
Commercial Segments	18.0	0.44%	16.6	0.42%	45.6	1.21%	56.3	0.47%	238.5	2.03%
Consumer	–	–	0.2	0.02%	0.6	0.03%	0.5	0.02%	2.4	0.04%
Total	$18.0	0.36%	$16.8	0.33%	$46.2	0.83%	$56.8	0.37%	$240.9	1.38%

(1)	Net charge-offs do not include recoveries of loans charged off pre-emergence and loans charged off prior to transfer to held for sale, which are recorded in Other Income.

Gross and net charge-offs were well below the prior-year periods, reflective of our improved portfolio credit quality. Reported recoveries (recoveries on post emergence charge-offs), while down from the prior year, remained relatively strong at $18 million and $51 million for the current quarter and nine months, respectively.

The majority of the improvement was in Corporate Finance, as the prior year included high charge-offs from loans in the energy sector. Trade Finance continued to experience low levels of customer and client charge-offs during the current period. The charge-offs in Transportation Finance were related to an aerospace account secured by aviation equipment. The Vendor Finance net charge-off trends reflected a decline in recoveries and a modest increase in international charge-offs in the third quarter.

46   CIT GROUP INC

The tables below present information on non-performing loans, which includes non-performing loans in assets held for sale for each period:

Non-accrual and Accruing Past Due Loans (dollars in millions)

	September 30, 2012	June 30, 2012	December 31, 2011
Non-accrual loans
U.S.	$323.1	$409.4	$623.3
Foreign	88.6	45.1	77.8
Commercial Segments	411.7	454.5	701.1
Consumer	0.3	0.4	0.9
Non-accrual loans	$412.0	$454.9	$702.0
Troubled Debt Restructurings
U.S.	$295.3	$307.5	$427.5
Foreign	26.2	32.8	17.7
Restructured loans	$321.5	$340.3	$445.2
Accruing loans past due 90 days or more
Government guaranteed accruing student loans past due 90 days or more	$248.1	$251.1	$390.3
Other accruing loans past due 90 days or more	10.7	2.0	2.2
Accruing loans past due 90 days or more	$258.8	$253.1	$392.5

Segment Non-accrual Loans as a Percentage of Finance Receivables (dollars in millions)

	September 30, 2012		June 30, 2012		December 31, 2011
Corporate Finance	$255.6	3.28%	$315.9	4.18%	$497.9	7.26%
Transportation Finance	55.2	3.08%	17.3	0.99%	45.0	3.03%
Trade Finance	27.2	1.13%	47.8	2.01%	75.3	3.10%
Vendor Finance	73.7	1.59%	73.5	1.62%	82.9	1.88%
Commercial Segments	411.7	2.48%	454.5	2.80%	701.1	4.61%
Consumer	0.3	0.01%	0.4	0.01%	0.9	0.02%
Total	$412.0	2.02%	$454.9	2.26%	$702.0	3.53%

The decline in non-accrual loans continued in the third quarter, as non-accrual loans as a percentage of finance receivables in the commercial segments were 2.48% at September 30, 2012, improved from 2.80% last quarter and 4.61% at December 31, 2011. The improvement was driven largely by Corporate Finance and Trade Finance, as declines in Vendor Finance were more modest and Transportation Finance reflected the addition of one loan secured by commercial aircraft during the quarter.

The decline in Corporate Finance from the prior year included the benefit of a multi-phased structured sale that was completed in the 2012 first quarter. The further improvement in Corporate Finance, and the declines in Trade Finance over the past two quarters, reflected liquidations, successful work-out efforts, accounts returned to accrual status following a period of improved performance and a relatively low level of migration of new accounts into non-accrual status.

Approximately 77% of our non-accrual accounts were current in payments at September 30, 2012, and our impaired loan carrying value (including FSA discount, specific reserves and charge-offs) to estimated outstanding contractual balances approximated 68%. For this purpose, impaired loans are comprised principally of non-accrual loans over $500,000 and troubled debt restructurings (“TDRs”).

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   47

Foregone Interest on Non-accrual Loans and Troubled Debt Restructurings (dollars in millions)

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	U.S.	Foreign	Total	U.S.	Foreign	Total
Interest revenue that would have been earned at original terms	$70.0	$9.4	$79.4	$153.8	$19.1	$172.9
Less: Interest recorded	17.4	2.6	20.0	18.0	4.3	22.3
Foregone interest revenue	$52.6	$6.8	$59.4	$135.8	$14.8	$150.6

The Company periodically modifies the terms of loans / finance receivables in response to borrowers’ difficulties. Modifications that include a financial concession to the borrower, which otherwise would not have been considered, are accounted for as troubled debt restructurings. For accounts that were modified but not considered to be TDRs, it was determined that no concessions had been granted by CIT to the borrower. Borrower compliance with the modified terms is the primary measurement that we use to determine the success of these programs.

The tables that follow reflect loan carrying values as of September 30, 2012 and December 31, 2011 of accounts that have been modified.

Troubled Debt Restructurings and Modifications (dollars in millions)

	September 30, 2012			December 31, 2011
	Excluding FSA	Including FSA	% Compliant(1)	Excluding FSA	Including FSA	% Compliant(1)
Troubled Debt Restructurings
Deferral of principal and/or interest	$296.9	$280.5	94%	$461.8	$394.8	94%
Debt forgiveness	5.2	4.9	98%	17.9	12.5	96%
Interest rate reductions	15.1	15.0	100%	24.6	19.0	100%
Covenant relief and other	23.2	21.1	79%	27.0	18.9	77%
Total TDRs	$340.4	$321.5	93%	$531.3	$445.2	94%
Percent non accrual	37%	35%		66%	63%

Modifications(2)	Excluding FSA	% Compliant(1)		Excluding FSA	% Compliant(1)
Extended maturity	$148.0	97%		$183.6	100%
Covenant relief	148.8	100%		157.4	100%
Interest rate increase/additional collateral	78.1	100%		14.9	100%
Deferment of principal	–	–		0.3	100%
Other	49.2	70%		120.4	100%
Total Modifications	$424.1	96%		$476.6	100%
Percent non-accrual	30%			10%

(1)	% Compliant is calculated using carrying values including FSA for Troubled Debt Restructurings and carrying values excluding FSA for Modifications.

(2)	Table depicts the predominant element of each modification, which may contain several of the characteristics listed.

See Note 2 — Loans for additional information regarding TDRs.

48   CIT GROUP INC

NON-INTEREST INCOME

Non-interest Income (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2012	2012	2011	2012	2011
Rental income on operating leases	$444.4	$445.5	$409.0	$1,329.2	$1,238.1
Other Income:
Gains on loan and portfolio sales	5.5	26.5	53.7	177.4	221.6
Factoring commissions	33.1	28.9	35.5	94.3	100.2
Gains on sales of leasing equipment	33.3	23.2	72.8	76.0	129.8
Counterparty receivable accretion	3.3	44.8	26.3	57.1	86.4
Fee revenues	16.1	18.3	18.3	51.4	60.2
Recoveries of loans charged off pre-emergence and loans charged off prior to transfer to held for sale	8.6	18.6	36.3	37.6	93.9
Other revenues	3.0	12.8	29.2	33.4	65.8
Gain on investment sales	5.0	4.4	8.5	28.5	35.7
(Losses) gains on derivatives and foreign currency exchange	1.0	(4.6)	(17.5)	(2.9)	(3.7)
Impairment on assets held for sale	(27.7)	(28.9)	(20.3)	(78.2)	(43.3)
Total other income	81.2	144.0	242.8	474.6	746.6
Total non-interest income	$525.6	$589.5	$651.8	$1,803.8	$1,984.7

Total Non-interest Income includes Rental Income on Operating Leases and Other income. The change from the prior quarter in Rental income on operating leases is discussed in “Net Finance Revenues” and “Financing and Leasing Assets — Results by Business Segment”. See also “Concentrations — Operating Leases” for additional information on operating leases. The declines in Other Income for the quarter and nine months ended September 30, 2012 reflect the following:

Gains on loan and portfolio sales fluctuate based on the volume and types of loans sold. Sales activity for the 2012 third quarter totaled nearly $85 million and was primarily in Corporate Finance ($5 million gain). Sales activity for the 2012 second quarter totaled over $1.1 billion and consisted of $1.1 billion in Consumer (primarily student loans; $14 million gain) and $0.1 billion in Corporate Finance ($11 million gain). Third quarter 2011 sales totaled approximately $260 million and included $136 million in Vendor Finance, most of which were finance receivables in Europe, and $121 million in Corporate Finance.

Factoring commissions increased sequentially reflecting seasonal trends but declined from prior year comparable periods on lower factoring volume.

Gains on sales of leasing equipment resulted from sales of $277 million of equipment in the current quarter as part of our normal fleet and residual management activities, versus $341 million last quarter and $466 million in the 2011 third quarter. Equipment sales in the current quarter consisted of $134 million in Transportation Finance assets (mostly aerospace related), $81 million in Corporate Finance assets and $62 million in Vendor Finance assets. Gains as a percentage of equipment sold increased from last quarter, largely related to Transportation Finance sales, and decreased slightly from prior year quarter. Gains vary based on the type and age of equipment sold, among other factors.

Counterparty receivable accretion primarily relates to the FSA accretion of a fair value discount on the receivable from Goldman Sachs International (“GSI”) related to the GSI Facilities (as defined in Funding, Liquidity and Capital). The discount is accreted into income over the expected term of the payout of the associated receivables. FSA accretion on the counterparty receivable was accelerated during the 2012 second quarter to reflect a return of cash to CIT due to higher valuation of pledged assets in the GSI Facilities. See Fresh Start Accounting, Funding, Liquidity and Capital and Note 5 — Long-term Borrowings and Note 6 — Derivative Financial Instruments in Item 1 Consolidated Financial Statements for information on GSI Facilities.

Fee revenues are primarily comprised of servicing fees, letters of credit fees, documentation and wire transfer fees and advisory fees, mainly in Corporate Finance.

Recoveries of loans charged off pre-emergence and loans charged off prior to transfer to held for sale reflects repayments or other workout resolutions on loans charged off prior to emergence from bankruptcy and loans charged off prior to classification as held for sale. Unlike recoveries on loans charged off after our restructuring, these recoveries are recorded as other income, not as a reduction to the provision for loan losses. The decrease from the 2012 second quarter is due to lower recoveries in Corporate Finance, while the decline from the prior year reflects a general downward trend as the Company moves further away from its emergence date.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   49

Other revenues include items that are more periodic in nature, such as proceeds received in excess of carrying value on non-accrual accounts held for sale, which were repaid or had another workout resolution, and insurance proceeds in excess of carrying value on damaged leased equipment, and also includes insurance premiums earned as well as income from joint ventures. The current quarter amount is down from the comparable 2011 quarter, which included proceeds received in excess of carrying value on non-accrual accounts held for sale of $15 million as compared to $1 million in the current quarter. Other revenues for the first nine-months of 2011 also includes $11 million in the second quarter 2011 related to a change in the aircraft order book and corresponding acceleration of FSA.

Gains on investment sales reflect sales of equity investments, primarily in Corporate Finance. 2012 year-to-date gains include an $11 million gain in the first quarter related to securities in the Corporate Finance portfolio sale.

(Losses) gains on derivatives and foreign currency exchange are largely driven by transactional exposures and economic hedges that do not qualify for hedge accounting, which resulted in a net $1 million gain for the current quarter. The net loss in the second quarter of 2012 and third quarter of 2011 reflected unfavorable currency movements offsetting net gains on derivative instruments. See Note 6 — Derivative Financial Instruments for additional information on derivatives.

Impairment on assets held for sale in the third quarter 2012 primarily included $20 million of impairment charges related to Vendor Finance operating lease equipment that was transferred to held for sale in 2011 and $6 million related to aerospace operating lease equipment. The prior quarter primarily included $20 million related to Vendor Finance operating lease equipment and $9 million of Transportation Finance equipment, mostly aerospace assets. Third quarter 2011 impairment of $20 million related primarily to Vendor Finance operating lease equipment. The year-to-date impairment is also primarily related to Vendor Finance with $60 million for 2012 and $40 million for 2011, and also includes Transportation equipment impairment of $16 million in 2012 and none in 2011. When a long-lived asset is classified as held for sale, depreciation expense is suspended and the asset is evaluated for impairment with any such charge recorded in other income. (See Expenses for related discussion on depreciation on operating lease equipment.)

EXPENSES

Other Expenses (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2012	2012	2011	2012	2011
Depreciation on operating lease equipment	$134.5	$130.7	$124.3	$402.7	$437.7
Salaries and general operating expenses:
Compensation and benefits	138.5	136.7	136.1	408.8	377.4
Technology	19.4	17.8	16.4	56.0	53.2
Professional fees	18.1	13.3	29.6	51.4	95.6
Net occupancy expense	9.2	9.8	9.9	28.1	29.7
Provision for severance and facilities exiting activities	5.0	1.4	0.5	10.9	8.0
Other expenses	47.3	61.2	33.9	145.8	105.9
Operating expenses	237.5	240.2	226.4	701.0	669.8
Loss on debt extinguishments	16.8	21.5	146.6	61.2	146.6
Total other expenses	$388.8	$392.4	$497.3	$1,164.9	$1,254.1
Headcount	3,630	3,570	3,480

Depreciation on operating lease equipment is recognized on owned equipment over the lease term or estimated useful life of the asset. Impairments recorded on equipment held in portfolio are reported as depreciation expense. Depreciation expense is suspended on operating lease equipment once it is transferred to held for sale. While in held for sale, the Company tests for impairment, and charges are recorded in Other Income. The amount of depreciation not recognized on operating lease equipment in assets held for sale, which mostly relates to Vendor Finance, totaled $26 million for the third quarter 2012 ($20 million for Vendor Finance and $6 million for Transportation Finance assets), $21 million last quarter and $23 million for the third quarter 2011. Year to date, suspended depreciation totaled $68 million for 2012 ($60 million for Vendor Finance and $8 million for Transportation Finance assets) and $48 million for 2011. Depreciation expense is also driven by asset mix. The Transportation Finance operating lease equipment portfolio has been growing, while the shorter-term portfolios in Vendor Finance and Corporate Finance have declined. Depreciation expense includes a component of FSA adjustments. FSA adjustments reduced

50   CIT GROUP INC

depreciation expense by $50 million in the current quarter, $54 million last quarter, and $59 million in the 2011 third quarter. Year to date, depreciation FSA adjustments totaled $161 million for 2012 and $181 million for 2011. See “Net Finance Revenues”. See also “Financing and Leasing Assets — Results by Business Segment” and “Concentrations — Operating Leases” for additional information.

Operating expenses reflect the following:

■	Compensation and benefits increased slightly from last quarter and the prior year quarter. Headcount at September 30, 2012 was up 4% from the prior-year quarter and less than 2% sequentially.

■	Professional fees included legal and other professional fees such as tax, audit, and consulting services. The sequential quarter increase is the result of a reduction in second quarter expenses due to amounts received on favorable legal and tax resolutions, while the decline from the 2011 periods reflects lower consulting costs for risk management and other projects.

■	Provision for severance and facilities exiting activities reflects various organization efficiency and cost reduction initiatives. Severance costs include employee termination benefits incurred in conjunction with these initiatives. The facility exiting activities primarily relate to location closings and facility consolidation charges. The current quarter provision primarily relates to severance.

■	Other expenses in the prior quarter included $14 million for the establishment of an indemnification reserve related to pre-emergence consumer asset sales that occurred prior to 2005. Bank deposit related expenses were $10 million, down slightly from the prior quarter, and year-to-date these costs are up approximately $20 million over 2011.

Losses on debt extinguishments in the current and prior quarter reflect accelerated fees and underwriting costs related to liability management actions taken during the quarters. The 2011 third quarter loss is primarily due to the write-off of original issue discount and fees associated with the repayment of the first lien term loan.

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

FSA remains a considerable factor on our Net Finance Revenue, while the impact on Credit Metrics trends has lessened. Net finance revenue reflects the accretion of the FSA adjustments to the loans and leases, as well as to our debt. As the FSA related to debt redemptions diminishes, the remaining amortization of long-term borrowings FSA discount (most of which is on secured borrowings) will more closely match the accretion of FSA discount on loans, therefore, reducing volatility of net finance revenue.

Given the impact of FSA on CIT’s financial statements and to a lesser extent, credit metrics, the results are generally not comparable with those of other financial institutions.

The following table presents FSA adjustments by balance sheet caption:

Accretable Fresh Start Accounting (Discount) / Premium (dollars in millions)

	September 30, 2012	June 30, 2012	December 31, 2011	September 30, 2011
Loans	$(401.0)	$(452.5)	$(621.8)	$(830.7)
Operating lease equipment, net	(2,610.6)	(2,670.9)	(2,803.1)	(2,837.5)
Intangible assets, net	37.3	42.3	63.6	73.5
Other assets	(56.0)	(59.3)	(113.1)	(139.1)
Total assets	$(3,030.3)	$(3,140.4)	$(3,474.4)	$(3,733.8)
Deposits	$5.2	$7.1	$14.5	$19.3
Long-term borrowings	(519.8)	(1,016.3)	(2,018.9)	(2,288.6)
Other liabilities	4.4	6.5	25.7	37.3
Total liabilities	$(510.2)	$(1,002.7)	$(1,978.7)	$(2,232.0)

Interest income is increased by the FSA accretion on loans, which as of September 30, 2012 primarily relates to Consumer ($0.2 billion). Due to the contractual maturity of the underlying loans, the majority of the accretion on consumer loans will be over a longer time period, generally 10 years, while most commercial loan accretion income will be realized within the next 2 years. In addition to the yield related accretion on loans, the decline in accretable balance has been accelerated, primarily as a result of asset sales. The non-accretable discount was $27 million at September 30, 2012.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   51

Interest expense is increased by the accretion of the FSA balance on long-term borrowings, which is recognized over the time to contractual maturity of the underlying debt. We have repaid debt prior to its contractual maturity, and the repayments were accounted for as a debt extinguishment, therefore accretion of the FSA discount on the underlying debt was accelerated. If the repayments had been accounted for as a debt modification, the FSA discount would have been amortized over the term of the new financing on an effective yield method. The maturity dates for the secured borrowings range from 2012 – 2040. Approximately 80% of the discount is expected to be recognized by the end of 2021.

The following table summarizes the estimated scheduled FSA accretion on the secured borrowings, and other debt and deposits, as of September 30, 2012. The table assumes repayment of long-term borrowings and deposits on their scheduled due date, but could be different as described above. Differences will occur if contractual cash flows related to assets underlying the secured borrowings are received faster than obligated. The differences from the estimates could vary materially and are inherently subject to significant uncertainties that may be beyond the Company’s control.

FSA Long-term Borrowings and Deposit (Discount) / Premium Accretion (dollars in millions)

	Outstanding FSA Balance	Remaining 2012	2013	2014	2015	2016 and Thereafter
Secured Borrowings	$(471.8)	$(12.5)	$(70.1)	$(62.3)	$(53.4)	$(273.5)
Other Debt	(48.0)	(0.6)	(2.1)	(2.4)	(2.8)	(40.1)
Deposits	5.2	1.7	4.3	0.6	(0.4)	(1.0)
Total	$(514.6)	$(11.4)	$(67.9)	$(64.1)	$(56.6)	$(314.6)

Depreciation expense is reduced by the accretion of the operating lease equipment discount, essentially all of which is related to Transportation Finance aircraft and rail operating lease assets. We estimated an economic average life before disposal of these assets of approximately 15 years for aerospace assets and 30 years for rail assets.

In conjunction with FSA, operating lease rentals were adjusted as of the Convenience Date. As a result, an intangible asset was recorded to adjust these contracts that were, in aggregate, above then current market rental rates. These adjustments (net) will be amortized, thereby lowering rental income (a component of Other Income) over the remaining term of the lease agreements on a straight line basis. The majority of the remaining accretion has a contractual maturity of less than two years.

Other assets relates primarily to a discount on receivables from GSI in conjunction with the GSI Facilities. The discount is accreted into income over the expected payout of the associated receivables. See “Funding, Liquidity and Capital”, Note 5 — Long-term Borrowings, and Note 6 — Derivative Financial Instruments in Item 1 Consolidated Financial Statements for information on GSI Facilities.

52   CIT GROUP INC

The following table summarizes the impact of accretion and amortization of FSA adjustments on the Consolidated Statement of Operations for the quarters and nine months ended September 30:

Accretion/(Amortization) of Fresh Start Accounting Adjustments (dollars in millions)

	Quarter Ended September 30, 2012
	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Consumer	Corporate and Other	Total CIT
Interest income	$26.9	$5.9	$–	$10.6	$15.7	$–	$59.1
Interest expense	(76.7)	(246.1)	(16.7)	(61.4)	(22.9)	(70.9)	(494.7)
Rental income on operating leases	–	(4.9)	–	–	–	–	(4.9)
Depreciation expense	0.6	48.8	–	0.4	–	–	49.8
FSA-net finance revenue	(49.2)	(196.3)	(16.7)	(50.4)	(7.2)	(70.9)	(390.7)
Other income	2.5	0.5	–	–	0.3	–	3.3
Total	$(46.7)	$(195.8)	$(16.7)	$(50.4)	$(6.9)	$(70.9)	$(387.4)

	Quarter Ended June 30, 2012
Interest income	$39.9	$8.1	$–	$12.2	$16.5	$–	$76.7
Interest expense	(55.3)	(153.8)	(9.7)	(42.8)	(5.2)	(41.6)	(308.4)
Rental income on operating leases	–	(6.4)	–	–	–	–	(6.4)
Depreciation expense	0.7	52.4	–	0.9	–	–	54.0
FSA-net finance revenue	(14.7)	(99.7)	(9.7)	(29.7)	11.3	(41.6)	(184.1)
Other income	34.5	6.9	–	–	3.4	–	44.8
Total	$19.8	$(92.8)	$(9.7)	$(29.7)	$14.7	$(41.6)	$(139.3)

	Quarter Ended September 30, 2011
Interest income	$87.7	$13.7	$–	$29.7	$19.2	$–	$150.3
Interest expense	(69.7)	(40.0)	(3.0)	(11.6)	(10.0)	(7.0)	(141.3)
Rental income on operating leases	–	(12.2)	–	–	–	–	(12.2)
Depreciation expense	1.0	56.0	–	2.4	–	–	59.4
FSA-net finance revenue	19.0	17.5	(3.0)	20.5	9.2	(7.0)	56.2
Other income	20.2	4.1	–	–	2.0	–	26.3
Total	$39.2	$21.6	$(3.0)	$20.5	$11.2	$(7.0)	$82.5

	Nine Months Ended September 30, 2012
Interest income	$119.8	$23.0	$–	$38.7	$45.4	$–	$226.9
Interest expense	(262.8)	(709.6)	(49.5)	(211.2)	(62.6)	(194.2)	(1,489.9)
Rental income on operating leases	–	(19.4)	–	–	–	–	(19.4)
Depreciation expense	2.1	156.8	–	2.4	–	–	161.3
FSA-net finance revenue	(140.9)	(549.2)	(49.5)	(170.1)	(17.2)	(194.2)	(1,121.1)
Other income	43.9	8.8	–	–	4.4	–	57.1
Total	$(97.0)	$(540.4)	$(49.5)	$(170.1)	$(12.8)	$(194.2)	$(1,064.0)

	Nine Months Ended September 30, 2011
Interest income	$387.8	$50.5	$–	$115.2	$64.2	$–	$617.7
Interest expense	(318.4)	(164.5)	(14.5)	(71.4)	(38.2)	(32.1)	(639.1)
Rental income on operating leases	–	(46.3)	–	–	–	–	(46.3)
Depreciation expense	3.4	169.5	–	8.3	–	–	181.2
FSA-net finance revenue	72.8	9.2	(14.5)	52.1	26.0	(32.1)	113.5
Other income	66.5	13.3	–	–	6.6	–	86.4
Total	$139.3	$22.5	$(14.5)	$52.1	$32.6	$(32.1)	$199.9

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   53

INCOME TAXES

Income Tax Data (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2012	2012	2011	2012	2011
Provision for income taxes, before discrete items	$5.0	$14.1	$38.4	$55.0	$111.2
Discrete items (Tax liability releases/NOL valuation adjustments/Changes in uncertain tax liabilities)	(2.1)	13.7	1.8	15.6	12.6
Provision for income taxes	$2.9	$27.8	$40.2	$70.6	$123.8
Effective tax rate – Total	(1.0)%	(66.7)%	591.2%	(9.4)%	112.8%
Effective tax rate – Total – excluding discrete items	(1.7)%	(33.8)%	564.7%	(7.3)%	101.3%

The Company’s third quarter tax provision of $2.9 million decreased from $27.8 million in the prior quarter and $40.2 million in the prior-year quarter. The decrease was primarily driven by a reduction in foreign tax expense on the international income and was mainly related to the change in geographic mix of earnings and a benefit related to discrete items.

The Company’s tax provision of $70.6 million for the nine months ended September 30, 2012 decreased from $123.8 million in the prior year period. This decrease was primarily a result of the reduction in foreign tax expense on international income due to the change in the geographic mix of earnings. The year-to-date provision reflects income tax expense on the earnings of certain international operations and no income tax benefit recorded on the domestic losses. The Company has not recognized any tax benefit on its domestic losses due to uncertainties related to future utilization of net operating loss carry-forwards. The actual year-end 2012 effective tax rate may vary from the currently projected tax rate due to changes in the mix of domestic and international earnings.

The tax provision for the third quarter and nine months ended September 30, 2012 included $(2.1) million and $15.6 million, respectively, of discrete tax expense (benefit) items. Included in the discrete items for the year to date period is $31.6 million of incremental taxes mainly associated with international audit settlements and an increase in a U.S. deferred tax liability on certain indefinite life assets that cannot be used as a source of future taxable income in the assessment of the domestic valuation allowance. The year-to-date tax provision also includes a $16 million reduction to the provision for income taxes associated with the correction of certain foreign tax accruals relating to prior periods. The net discrete tax expense also included a tax benefit of $146.5 million caused by a release of tax reserves established on an uncertain tax position taken on certain tax losses following a favorable ruling from the tax authorities and a $98.4 million tax benefit associated with a tax position taken on a prior-year restructuring transaction which was addressed during the second quarter. Both of the aforementioned benefits were fully offset by corresponding increases to the domestic valuation allowance.

As of December 31, 2011, CIT had cumulative U.S. federal net operating loss carry-forwards (NOLs) of $4.0 billion. The release of the above mentioned uncertain tax positions will allow for the recognition of approximately $605 million of additional U.S. federal NOLs. Excluding FSA adjustments, which are not included in the calculation of U.S. federal taxable income, the Company generated a domestic pretax loss in the third quarter and year-to-date of $6 million and $210 million, respectively, which will also increase the NOLs. Pursuant to Section 382 of the Internal Revenue Code, the Company is generally subject to a $230 million annual limitation on the use of its $1.9 billion of pre-emergence NOLs. NOLs arising in post-emergence years are not subject to this limitation absent another ownership change for U.S. tax purposes.

Liabilities for Uncertain Tax Position

The Company’s liability for uncertain tax positions totaled $313 million at September 30, 2012 and $549 million at December 31, 2011. Management estimates that this liability may be reduced by up to $10 million within the next twelve months. The change in the balance since December 31, 2011 occurred primarily in the second quarter and was comprised of two items: 1.) a reduction of $146.5 million caused by a release of tax reserves established on an uncertain tax position taken on certain tax losses following a favorable ruling from the tax authorities, and 2.) a reduction of $98.4 million associated with a tax position taken on a prior-year restructuring transaction which was addressed during the quarter. Both of the aforementioned benefits were fully offset by corresponding increases to the domestic valuation allowance.

54   CIT GROUP INC

RESULTS BY BUSINESS SEGMENT

Information about our segments is also in Item 1, Note 13 — Business Segment Information. Risks associated with the services provided by our segments are discussed in “Business Segments” section of Item 1 Business Overview in the 2011 Form 10-K.

Though three of our four commercial segments reported pretax losses for the first nine months of 2012, these results were primarily driven by FSA accretion associated with accelerated debt repayments. As discussed below, excluding these amounts, all operating segments other than Vendor Finance were profitable for the first nine months.

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

Pre-tax income (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2012	2012	2011	2012	2011
Earnings Summary
Interest income	$140.1	$171.1	$189.0	$487.0	$717.7
Interest expense	(146.9)	(130.9)	(165.7)	(496.0)	(554.9)
Provision for credit losses	22.0	(7.7)	(37.7)	(8.4)	(163.0)
Rental income on operating leases	1.7	2.3	4.1	6.8	14.1
Other income	24.6	76.7	93.1	302.3	362.6
Depreciation on operating lease equipment	(1.0)	(1.2)	(1.7)	(3.3)	(6.3)
Other expenses, excluding depreciation	(65.8)	(60.8)	(51.5)	(193.9)	(169.4)
Income (loss) before provision for income taxes	$(25.3)	$49.5	$29.6	$94.5	$200.8
Pre-tax Income – Excluding Accelerated FSA Net Discount/(Premium) on Debt Extinguishments and Repurchases(1)	$44.5	$93.5	$29.9	$315.4	$230.3
Select Average Balances
Average finance receivables (AFR)	$7,682.9	$7,374.2	$6,857.9	$7,368.4	$7,321.7
Average earning assets (AEA)	7,792.3	7,459.5	7,287.0	7,481.6	7,625.0
Statistical Data
Net finance revenue (interest and rental income, net of interest and depreciation expense) as a % of AEA	(0.31)%	2.21%	1.41%	(0.10)%	2.98%
Funded new business volume	$903.4	$969.4	$659.7	$2,910.9	$1,781.5

(1)	Non-GAAP measurement, see “Non-GAAP Measurements” for a reconciliation on non-GAAP to GAAP financial information.

Pre-tax earnings were impacted by accelerated debt FSA discount accretion of $70 million in the current quarter, which resulted from debt prepayment activities, compared to less than $1 million in the 2011 third quarter and $44 million last quarter. Excluding accelerated debt FSA discount accretion, pre-tax income rose from the prior-year quarter, reflecting lower funding costs and lower credit costs, and was down from last quarter, on lower other income (primarily due to lower FSA accretion on a counterparty receivable). Year to date results, excluding accelerated FSA interest expense related to debt extinguishments, were up from last year on lower funding costs and credit costs, and higher gains on asset sales, partially offset by lower net FSA accretion.

Committed new business volume increased 9% from the prior-year quarter to $1.2 billion and was up 39% year to date to $4.0 billion. CIT Bank originated the vast majority of the 2012 U.S. funded volume, 95% for the 2012 third quarter, up from 90% in the prior-year quarter. Over $4.5 billion or 57% of Corporate Finance financing and leasing assets were in CIT Bank at September 30, 2012. Third quarter 2012 new business yields in Corporate Finance remained relatively stable within product types.

Other highlights included:

■	Excluding accelerated debt FSA discount accretion, net finance revenue (interest income and rental income on operating leases, net of interest expense and

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   55

depreciation expense) was $64 million, up from $26 million in the prior-year quarter reflecting lower funding costs (including the benefit from the increasing amount of assets in CIT Bank) and higher assets. On this basis, NFR was down from $85 million last quarter on lower net FSA accretion, lower interest recoveries and lower prepayment income. Year to date 2012 totaled $215 million, up from $201 million in the prior-year. FSA accretion, absent the accelerated debt FSA discount accretion, increased net finance revenue by $21 million for the current quarter, compared to increases of $19 million in the prior-year quarter and $29 million last quarter. FSA discount accretion, absent the accelerated debt FSA discount accretion, increased 2012 NFR year to date by $80 million, down from $102 million in 2011.

■	Other income was down from the prior year and prior quarter on lower FSA counterparty receivable accretion and lower recoveries on pre-emergence charge-offs. For the quarter, FSA accretion on a counterparty receivable was $3 million, down from $20 million in the prior-year quarter and $34 million last quarter. FSA accretion was accelerated during the 2012 second quarter as a result of the return of cash to CIT from a reduction in the TRS counterparty receivable due to higher revaluation of pledged assets in the GSI Facilities. Other income also included $2 million from recoveries of loans charged off pre-emergence and loans charged off prior to transfer to held for sale, down from $28 million in the prior-year quarter and $12 million last quarter. Other income included $12 million of gains on asset sales, including investments, as compared to $20 million of gains last year and $17 million of gains last quarter.

■	Credit trends remained positive. Non-accrual loans declined to $256 million from $674 million in the prior-year quarter, primarily on sales and collections, and $316 million in the prior quarter. Net charge-offs were $5 million, down from $41 million in the prior-year quarter and $7 million in the prior quarter. Year to date 2012 net charge-offs were $18 million, down significantly from $196 million in 2011. The year to date 2012 provision for credit losses reflect reserves established on loan originations. The allowance for loan losses release in the third quarter reflected improved portfolio credit quality.

■	Financing and leasing assets totaled $7.9 billion, a 3% increase from the prior quarter and 11% year to date, as new business volume offset sales and portfolio collections. Approximately 65% of U.S. financing and leasing assets are in CIT Bank.

Transportation Finance

Transportation Finance primarily leases commercial aircraft to airlines globally and rail equipment to North American operators, and provides other financing to these and other customers in the transportation and defense sectors. Revenue is generated from rents collected on leased assets, and to a lesser extent from interest on loans, fees, and gains from assets sold.

Pre-tax income (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2012	2012	2011	2012	2011
Earnings Summary
Interest income	$34.1	$35.5	$37.3	$103.6	$123.4
Interest expense	(374.7)	(288.4)	(202.3)	(1,122.0)	(663.6)
Provision for credit losses	(8.9)	(0.1)	(2.2)	(16.6)	(8.7)
Rental income on operating leases	386.2	382.9	342.2	1,143.8	1,007.2
Other income	18.4	14.5	57.0	46.2	110.1
Depreciation on operating lease equipment	(106.3)	(101.9)	(90.7)	(316.1)	(280.2)
Other expenses, excluding depreciation	(43.5)	(42.7)	(43.3)	(132.0)	(120.4)
Income (loss) before (provision) benefit for income taxes	$(94.7)	$(0.2)	$98.0	$(293.1)	$167.8
Pre-tax Income – Excluding Accelerated FSA Net Discount/(Premium) on Debt Extinguishments and Repurchases(1)	$134.4	$129.3	$99.4	$344.3	$218.0
Select Average Balances
Average finance receivables (AFR)	$1,742.9	$1,722.8	$1,358.5	$1,678.9	$1,359.8
Average operating leases (AOL)	11,781.3	11,773.1	10,738.8	11,774.1	10,662.2
Average earning assets (AEA)	13,906.2	13,688.3	12,253.6	13,664.9	12,159.8
Statistical Data
Net finance revenue (interest and rental income, net of interest and depreciation expense) as a % of AEA	(1.75)%	0.82%	2.82%	(1.86)%	2.05%
Operating lease margin as a % of AOL	9.50%	9.55%	9.37%	9.37%	9.09%
Funded new business volume	$562.8	$640.0	$557.8	$1,492.5	$1,274.5

(1)	Non-GAAP measurement, see “Non-GAAP Measurements” for a reconciliation on non-GAAP to GAAP financial information.

56   CIT GROUP INC

Pre-tax earnings were impacted by accelerated debt FSA discount accretion of $229 million in the current quarter, which resulted from debt prepayment activities, compared to $1 million in the 2011 third quarter and $130 million last quarter. Excluding accelerated debt FSA discount accretion, pre-tax income rose 35% over the 2011 third quarter and 4% sequentially to $134 million reflecting improved finance revenue on higher portfolio assets and lower funding costs. Financing and leasing assets grew approximately $1.7 billion from September 30, 2011 and $0.7 billion from December 31, 2011.

■	Excluding accelerated debt FSA discount accretion, net finance revenue (interest income and rental income on operating leases, net of interest expense and depreciation expense) was $168 million, up from $88 million in the prior-year quarter and $158 million last quarter. Year-to-date on this basis, net finance revenue was $447 million this year and $237 million for 2011. The increases generally reflect lower funding costs, the benefit from higher asset balances, and increased railcar utilization and lease rates. Excluding accelerated FSA interest expense, net FSA accretion added $33 million to net finance revenue in the current quarter, $19 million in the 2011 third quarter and $30 million last quarter. FSA accretion impacts included a reduction in depreciation expense and reduction to rental income from amortization of lease contract intangible assets.

■	Equipment utilization remained strong with 99% of commercial air and 98% of rail equipment on lease or under a commitment at September 30, 2012.

■	Other income primarily consisted of gains on asset sales partially offset by impairment charges on assets held for sale. Asset sales gains were significantly higher in the prior-year quarter.

■	Net charge-offs for the quarter reflected a single aerospace account secured by aviation equipment for which a specific reserve was previously established. Non-accrual loans rose, mainly due to the addition of one aerospace account secured by commercial aircraft. We recorded a specific reserve for this account, which increased the third quarter provision for credit losses.

■	Financing and leasing assets totaled $14.0 billion at September 30, 2012, and consisted of $9.0 billion of commercial aerospace assets, $4.0 billion of rail equipment assets and $1.0 billion of business aircraft and other transportation lending assets. At September 30, 2012, assets held for sale was $0.4 billion, primarily related to 13 aircraft.

■	New business volume of $563 million reflects the addition of 6 operating lease aircraft and over 1,700 railcars, and also included approximately $190 million of finance receivables. At September 30, 2012, we had 157 aircraft on order from manufacturers, with deliveries scheduled through 2019. All but two of the 18 scheduled aircraft deliveries for the next twelve months have lease commitments. We also have future purchase commitments for approximately 8,500 railcars at September 30, 2012 with scheduled deliveries through 2014, of which over 95% of the approximately 5,800 railcars scheduled for delivery through December 2013 have lease commitments. See Note 11 — Commitments.

■	Transportation Finance financing and leasing assets at CIT Bank increased to nearly $1.5 billion from $650 million at December 31, 2011. In the current quarter approximately $170 million of railcar operating lease equipment volume ($390 million year-to-date).

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   57

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

Pre-tax income (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2012	2012	2011	2012	2011
Earnings Summary
Interest income	$15.0	$14.1	$21.8	$43.6	$56.8
Interest expense	(24.1)	(17.7)	(19.1)	(74.2)	(74.3)
Provision for credit losses	(4.3)	2.2	(4.4)	(5.9)	(11.7)
Other income, commissions	33.1	28.9	35.5	94.3	100.2
Other income, excluding commissions	5.9	4.4	5.4	14.3	20.1
Other expenses	(28.8)	(28.8)	(28.6)	(89.2)	(82.8)
Income (loss) before (provision) benefit for income taxes	$(3.2)	$3.1	$10.6	$(17.1)	$8.3
Pre-tax Income – Excluding Accelerated FSA Net Discount/(Premium) on Debt Extinguishments and Repurchases(1)	$12.9	$11.9	$10.7	$29.0	$13.8
Select Average Balances
Average finance receivables (AFR)	$2,368.4	$2,346.7	$2,593.9	$2,354.3	$2,492.3
Average earning assets (AEA)(2)	1,059.9	1,100.6	1,408.6	1,118.8	1,399.6
Statistical Data
Net finance revenue (interest and rental income, net of interest and depreciation expense) as a % of AEA	(3.43)%	(1.31)%	0.77%	(3.65)%	(1.67)%
Factoring volume	$6,366.2	$5,894.4	$6,775.2	$18,264.4	$19,048.1

(1)	Non-GAAP measurement, see “Non-GAAP Measurements” for a reconciliation on non-GAAP to GAAP financial information.

(2)	AEA is lower than AFR as it is reduced by the average credit balances for factoring clients.

Pre-tax income was impacted by accelerated debt FSA discount accretion, as a result of debt prepayment activities, of $16 million in the current quarter, an insignificant amount in the third quarter of 2011 and $9 million last quarter. Excluding accelerated FSA interest expense, pre-tax earnings were up for the 2012 third quarter reflecting improved funding costs and continued low credit costs, and seasonally higher commissions on a sequential basis.

■	Excluding accelerated debt FSA discount accretion, net finance revenue was $7 million in the current quarter, improved from $3 million in the prior-year quarter and $5 million last quarter. For the nine months ended, net finance revenue excluding accelerated debt FSA discount accretion was $16 million, improved from $(12) million during 2011. The improvements from the prior-year reflected lower funding costs, lower letter of credit related charges and a reduction in non-accrual loans. While there is debt FSA discount accretion, there was no FSA accretion on interest income in 2012 or 2011.

■	Factoring commissions of $33 million were down $2 million from the prior-year quarter and up $4 million from last quarter on seasonally higher factoring volume. Factoring volume was $6.4 billion, down 6% from the prior-year quarter and up 8% sequentially due to seasonality. Year to date, factoring volume was down 4%. The declines from prior year reflect a slowdown in retail apparel sector sales.

■	Non-accrual loans were $27 million, down from $48 million last quarter and $75 million at December 31, 2011, primarily due to accounts returning to accrual status and reductions in exposures. There were no net charge-offs during the current quarter, and year to date net charge-offs were down from 2011. The provision for credit losses was up $6.5 million versus last quarter, which included higher recoveries, and essentially flat with prior-year quarter.

■	Finance receivables were $2.4 billion, down 6% from the prior-year quarter and up 2% from last quarter, primarily due to seasonality. Off-balance sheet receivables, resulting from clients with deferred purchase factoring agreements, were $1.9 billion, down from $2.0 billion in the prior-year quarter and up from $1.3 billion in the prior quarter due to seasonality.

58   CIT GROUP INC

Vendor Finance

Vendor Finance develops business solutions for small businesses and middle market companies for the procurement of equipment and value-added services. We create tailored equipment financing and leasing programs for manufacturers, distributors and product resellers across industries, which are designed to help them increase sales. Through these programs, we provide equipment financing and value-added services, from invoicing to asset disposition, to meet their customers’ needs. Vendor Finance earns revenues from interest on loans, rents on leases, and fees and other revenue from leasing activities.

Pre-tax income (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2012	2012	2011	2012	2011
Earnings Summary
Interest income	$135.1	$135.6	$185.2	$403.2	$623.5
Interest expense	(122.7)	(110.7)	(109.9)	(419.4)	(408.4)
Provision for credit losses	(8.8)	(3.1)	(2.5)	(20.1)	(68.1)
Rental income on operating leases	56.5	60.3	62.7	178.6	216.8
Other income	(2.9)	7.6	60.1	0.3	145.8
Depreciation on operating lease equipment	(27.2)	(27.6)	(31.9)	(83.3)	(151.2)
Other expenses, excluding depreciation	(87.0)	(74.2)	(78.3)	(241.5)	(234.3)
Income (loss) before (provision) benefit for income taxes	$(57.0)	$(12.1)	$85.4	$(182.2)	$124.1
Pre-tax Income (Loss) – Excluding Accelerated FSA Net Discount/(Premium) on Debt Extinguishments and Repurchases(1)	$2.1	$26.8	$84.4	$14.9	$149.9
Select Average Balances
Average finance receivables (AFR)	$4,557.2	$4,464.2	$4,373.6	$4,481.8	$4,503.0
Average operating leases (AOL)	205.6	206.2	241.1	209.1	357.3
Average earning assets (AEA)	5,148.4	5,050.2	5,073.8	5,072.0	5,493.5
Statistical Data
Net finance revenue (interest and rental income, net of interest and depreciation expense) as a % of AEA	3.24%	4.56%	8.36%	2.08%	6.81%
Funded new business volume	$705.0	$761.8	$647.8	$2,139.4	$1,861.0

(1)	Non-GAAP measurement, see “Non-GAAP Measurements” for a reconciliation on non-GAAP to GAAP financial information.

Pre-tax earnings were impacted by accelerated debt FSA discount accretion of $59 million in the current quarter, compared to $(1) million in the third quarter of 2011 and $39 million last quarter. Excluding accelerated debt FSA discount accretion, pre-tax earnings were down from the prior-year quarter primarily due to lower gains on asset sales and lower net FSA accretion. The sequential quarter decrease was attributable to higher expenses, lower other income and higher credit costs.

During 2012, Vendor Finance continued to increase business with existing relationships and added new vendor partners. New business volumes were $705 million, up 9% from the prior-year quarter. Sequentially new business volume declined 7%. Essentially all of the 2012 U.S. volume was originated in CIT Bank.

Financing and leasing assets of $5.2 billion were up 7% from the prior-year quarter and 3% versus last quarter. Approximately $400 million of assets remain in held for sale, primarily related to the Dell Europe portfolio that CIT, as previously disclosed, has an agreement to sell to Dell.

We continue to make progress on various funding initiatives. During the quarter we completed a C$515 million ($511 million based on exchange rate at the time of the transaction) equipment receivables securitization, our first in the Canadian market since 2009 and closed a new RMB2.2 billion (approximately $345 million based on the exchange rate at the time of the transaction) committed facility to fund originations in China, which was in addition to an existing facility. Earlier this year, we completed a $1 billion committed U.S. Vendor Finance conduit facility that provides an additional source of funding for CIT Bank’s U.S. Vendor Finance assets and renewed a £100 million (approximately $160 million based on June 30, 2012 exchange rate) U.K. conduit facility, both with improved terms. We also closed a $753 million term securitization backed by Vendor Finance equipment leases in the U.S during the second quarter. We also have deposits in Brazil of slightly less than $100 million as of September 30, 2012.

Other highlights included:

■	Excluding accelerated debt FSA discount accretion, net finance revenue (interest income and rental income on

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   59

operating leases, net of interest expense and depreciation expense) was $101 million compared to $105 million for the prior-year quarter and $97 million for the prior quarter. FSA accretion, absent the accelerated debt FSA discount accretion, increased net finance revenue by $9 million for the current quarter, down from $20 million in the prior-year quarter and flat to the $9 million from last quarter. Excluding accelerated FSA interest expense, net finance revenue for the nine months ended September 30, 2012 was $276 million, down from $307 million in 2011 primarily due to lower FSA accretion, partially offset by reduced funding costs.

■	Operating lease margin increased as compared to the prior-year quarter due to lower depreciation expense and decreased $3 million sequentially on lower rental income. Depreciation is suspended on operating lease equipment classified as held for sale. The amount suspended totaled approximately $20 million for the current quarter, compared to $21 million in the prior-year quarter and $20 million last quarter. The year-to-date amounts totaled $60 million for 2012 and $43 million for 2011. These amounts are essentially offset by an impairment charge in other income.

■	Net finance revenue as a percentage of AEA declined during 2012 primarily due to FSA acceleration from debt extinguishment costs and the previously disclosed impact of the corrections on interest income during the first quarter. Excluding the impact of the accelerated debt FSA discount accretion the ratio increased about 20 basis-points to 7.8% from the prior quarter, primarily due to improved funding costs.

■	Other income declined during the quarter, primarily reflecting lower gains from asset sales as compared to the prior year periods. On a sequential basis the decrease in other income was due to several items, none of which were material, but in the aggregate caused the decrease. Other income was also negatively impacted by impairment charges on operating leases recorded in held for sale, ($20 million, $20 million and $20 million in the current quarter, the prior-year quarter and prior quarter, respectively), which had a nearly offsetting amount in net finance revenue related to suspended depreciation on assets held for sale. Year-to-date, the decline was driven by lower gains on asset sales and impairment charges on operating leases recorded in held for sale. (See “Non-interest Income” and “Expenses” for discussion on impairment charges and suspended depreciation on operating lease equipment held for sale.

■	Expenses were higher for the quarter, reflecting non-recurring items that were individually immaterial but positively affected the second quarter and had a negative effect in the third quarter, such that in aggregate they negatively affected the sequential trend.

■	Portfolio credit quality remained strong with non-accrual loans and delinquencies essentially unchanged from the prior quarter and with non-accruals significantly lower versus prior-year quarter. Net charge-offs for the quarter was down from prior year, but increased sequentially in part to lower recoveries.

■	New business yields increased modestly during the quarter, reflecting mix and risk-adjusted margins also increased across all geographies mainly resulting from lower funding costs.

60   CIT GROUP INC

Consumer

Consumer predominately consists of our liquidating government-guaranteed student loans.

Pre-tax income (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2012	2012	2011	2012	2011
Earnings Summary
Interest income	$44.9	$48.5	$64.5	$143.6	$204.2
Interest expense	(43.0)	(26.4)	(42.3)	(134.9)	(144.0)
Provision for credit losses	–	(0.2)	(0.6)	(0.5)	(2.4)
Other income	1.2	17.9	4.9	21.4	10.7
Other expenses	(10.0)	(9.5)	(16.8)	(30.4)	(49.7)
Income (loss) before (provision) benefit for income taxes	$(6.9)	$30.3	$9.7	$(0.8)	$18.8
Pre-tax Income (Loss) – Excluding Accelerated FSA Net Discount/(Premium) on Debt Extinguishments and Repurchases(1)	$5.2	$36.8	$10.6	$33.7	$22.2
Select Average Balances
Average finance receivables (AFR)	$3,821.8	$4,509.7	$6,953.1	$4,339.8	$7,535.3
Average earning assets (AEA)	4,344.4	5,009.1	7,645.6	5,228.3	7,839.2
Statistical Data
Net finance revenue (interest and rental income, net of interest and depreciation expense) as a % of AEA	0.17%	1.76%	1.16%	0.22%	1.02%

(1)	Non-GAAP measurement, see “Non-GAAP Measurements” for a reconciliation on non-GAAP to GAAP financial information.

Pre-tax income was impacted by accelerated debt FSA discount accretion of $12 million in the current quarter, compared to $1 million in the third quarter of 2011 and $7 million last quarter. Pre-tax income was down from the prior-year quarter, and down from last quarter, primarily due to reduced net FSA accretion and a second quarter gain on a student loan asset sale. The 2012 second quarter pre-tax income was $2 million, excluding net FSA accretion of $15 million and gains on asset sales of $14 million. During the nine-months ended September 30, 2012, we sold approximately $1.5 billion of government-guaranteed student loans. The student loan portfolio at September 30, 2012, totaled $4.3 billion, which was funded through securitizations, and included $0.5 billion of held for sale student loans in CIT Bank.

Other highlights included:

■	Excluding accelerated FSA interest expense, net finance revenue was $14 million in the current quarter, $23 million in the 2011 third quarter and $29 million last quarter. FSA accretion, absent the accelerated debt FSA discount accretion, increased net finance revenue by $5 million for the current quarter, compared to increases of $10 million in the prior-year quarter and $18 million last quarter. Excluding accelerated FSA interest expense, net finance revenue was $43 million in 2012 and $64 million last year. FSA discount accretion increased 2012 net finance revenue year to date by $17 million, down from $29 million in 2011.

■	There were no net charge-offs in the current quarter, compared to $0.6 million in the year-ago quarter and $0.2 million last quarter. Non-accruing loans were $0.3 million, down from $0.9 million at December 31, 2011.

■	Other income for the 2012 second quarter reflects a gain of $14 million, primarily on the sale of student loans.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   61

Corporate and Other

Certain items are not allocated to operating segments and are included in Corporate and Other. Corporate and Other includes the loss on debt extinguishments, liquidity in excess of the amount required by the business units that management determines is prudent and in the prior periods, the prepayment penalties associated with debt repayments.

Pre-tax income (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2012	2012	2011	2012	2011
Earnings Summary
Interest income	$4.9	$4.5	$5.0	$14.0	$15.6
Interest expense	(100.7)	(65.1)	(63.8)	(284.5)	(262.9)
Other income	0.9	(6.0)	(13.2)	(4.2)	(2.9)
Loss on debt extinguishments	(16.8)	(21.5)	(146.6)	(61.2)	(146.6)
Other expenses	(2.4)	(24.2)	(7.9)	(14.0)	(13.2)
Loss before provision for income taxes	$(114.1)	$(112.3)	$(226.5)	$(349.9)	$(410.0)
Pre-tax Loss – Excluding Accelerated FSA Net Discount/(Premium) on Debt Extinguishments and Repurchases(1)	$(29.6)	$(53.6)	$(59.2)	$(109.0)	$(145.9)

(1)	Non-GAAP measurement, see “Non-GAAP Measurements” for a reconciliation on non-GAAP to GAAP financial information.

■	Interest income consists of interest and dividend income primarily from deposits held at other depository institutions and short-term investments.

■	Interest expense reflects amounts not allocated to the business segments. Accelerated debt FSA discount accretion totaled $68 million for the 2012 third quarter, compared to $1 million in the 2011 third quarter and $37 million in the 2012 second quarter. The 2011 third quarter and nine months also included prepayment penalties of $20 million and $105 million, respectively.

■	Other income primarily reflects gains and (losses) on derivatives and foreign currency exchange.

■	The losses on debt extinguishments reflect repayments of Series A and Series C Notes.

■	Other expenses includes: salary and general and administrative expenses not allocated to the business segments, litigation-related costs, certain professional fees and provision for severance and facilities exiting activities. The 2012 second quarter included a $14 million charge for the establishment of a reserve for potential exposure related to a pre-emergence consumer asset sale that should have been recorded in prior periods.

62   CIT GROUP INC

FINANCING AND LEASING ASSETS

The following table presents our financing and leasing assets by segment.

Financing and Leasing Asset Composition (dollars in millions)

	September 30, 2012	June 30, 2012	December 31, 2011	Quarter Change	Year-to Date Change
Corporate Finance
Loans	$7,800.4	$7,549.7	$6,862.7	3.3%	13.7%
Operating lease equipment, net	14.6	19.0	35.0	(23.2)%	(58.3)%
Assets held for sale	110.8	103.8	214.0	6.7%	(48.2)%
Financing and leasing assets	7,925.8	7,672.5	7,111.7	3.3%	11.4%
Transportation Finance
Loans	1,790.9	1,756.8	1,487.0	1.9%	20.4%
Operating lease equipment, net	11,847.4	11,672.4	11,739.4	1.5%	0.9%
Assets held for sale	371.4	394.5	84.0	(5.9)%	342.1%
Financing and leasing assets	14,009.7	13,823.7	13,310.4	1.3%	5.3%
Trade Finance
Loans – factoring receivables	2,408.3	2,371.3	2,431.4	1.6%	(1.0)%
Vendor Finance
Loans	4,628.0	4,524.5	4,421.7	2.3%	4.7%
Operating lease equipment, net	210.0	205.0	217.2	2.4%	(3.3)%
Assets held for sale	398.1	376.5	371.6	5.7%	7.1%
Financing and leasing assets	5,236.1	5,106.0	5,010.5	2.5%	4.5%
Total commercial financing and leasing assets	29,579.9	28,973.5	27,864.0	2.1%	6.2%
Consumer
Loans – student lending	3,752.9	3,895.5	4,680.0	(3.7)%	(19.8)%
Loans – other	2.9	2.7	2.7	7.4%	7.4%
Assets held for sale	540.8	559.2	1,662.7	(3.3)%	(67.5)%
Financing and leasing assets	4,296.6	4,457.4	6,345.4	(3.6)%	(32.3)%
Total financing and leasing assets	$33,876.5	$33,430.9	$34,209.4	1.3%	(1.0)%

Commercial loans totaled $16.6 billion, up 3% for the quarter, reflecting sequential growth in all of the commercial segments. Commercial loans were up 9% year to date, led by Corporate Finance, which is reflected in its strong new business volume. Operating lease equipment increased slightly, as purchases of aircraft and railcars offset sales in Transportation Finance. Assets held for sale were down slightly from June and decreased from December 31, 2011, primarily reflecting the sale of approximately $1.5 billion of student loans in the first half of the year plus other lower-yielding commercial loans and equipment. Assets held for sale at September 30, 2012 included $0.5 billion of student loans in Consumer, $0.4 billion of Vendor Finance assets related to the pending sale of Dell Europe and $0.4 billion of aircraft equipment.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   63

Financing and Leasing Assets Roll forward (dollars in millions)

	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Commercial Segments	Consumer	Total
Balance at June 30, 2012	$7,672.5	$13,823.7	$2,371.3	$5,106.0	$28,973.5	$4,457.4	$33,430.9
New business volume	903.4	562.8	–	705.0	2,171.2	–	2,171.2
Loan sales (pre-FSA)	(70.4)	(15.9)	–	–	(86.3)	–	(86.3)
Equipment sales (pre-FSA)	(81.8)	(143.0)	–	(64.1)	(288.9)	–	(288.9)
Depreciation (pre-FSA)	(1.6)	(147.2)	–	(27.6)	(176.4)	–	(176.4)
Gross charge-offs (pre-FSA)	(11.7)	(2.9)	(3.2)	(18.6)	(36.4)	(1.3)	(37.7)
Collections and other	(511.5)	(129.7)	40.2	(475.5)	(1,076.5)	(176.1)	(1,252.6)
Change in finance receivable FSA discounts	25.7	6.4	–	10.7	42.8	16.6	59.4
Change in operating lease FSA discounts	1.2	55.5	–	0.2	56.9	–	56.9
Balance at September 30, 2012	$7,925.8	$14,009.7	$2,408.3	$5,236.1	$29,579.9	$4,296.6	$33,876.5
Balance at December 31, 2011	$7,111.7	$13,310.4	$2,431.4	$5,010.5	$27,864.0	$6,345.4	$34,209.4
New business volume	2,910.9	1,492.5	–	2,139.4	6,542.8	–	6,542.8
Portfolio purchases	–	198.0	–	–	198.0	–	198.0
Loan sales (pre-FSA)	(513.9)	(17.2)	–	–	(531.1)	(1,547.3)	(2,078.4)
Equipment sales (pre-FSA)	(203.5)	(477.7)	–	(231.7)	(912.9)	–	(912.9)
Depreciation (pre-FSA)	(5.3)	(453.8)	–	(85.8)	(544.9)	–	(544.9)
Gross charge-offs (pre-FSA)	(40.0)	(16.2)	(6.6)	(52.4)	(115.2)	(6.0)	(121.2)
Collections and other	(1,458.6)	(238.7)	(16.5)	(1,589.6)	(3,303.4)	(563.9)	(3,867.3)
Change in finance receivable FSA discounts	117.6	27.1	–	43.2	187.9	68.4	256.3
Change in operating lease FSA discounts	6.9	185.3	–	2.5	194.7	–	194.7
Balance at September 30, 2012	$7,925.8	$14,009.7	$2,408.3	$5,236.1	$29,579.9	$4,296.6	$33,876.5

Total Business Volumes (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2012	2012	2011	2012	2011
Funded Volume
Corporate Finance	$903.4	$969.4	$659.7	$2,910.9	$1,781.5
Transportation Finance	562.8	640.0	557.8	1,492.5	1,274.5
Vendor Finance	705.0	761.8	647.8	2,139.4	1,861.0
Commercial Segments	$2,171.2	$2,371.2	$1,865.3	$6,542.8	$4,917.0
Factored Volume	$6,366.2	$5,894.4	$6,775.2	$18,264.4	$19,048.1
Committed Volume
Corporate Finance	$1,210.1	$1,300.8	$1,111.3	$4,014.4	$2,898.3
Transportation Finance	564.9	647.0	564.4	1,520.1	1,336.9
Vendor Finance	705.0	761.8	647.8	2,139.4	1,861.0
Commercial Segments	$2,480.0	$2,709.6	$2,323.5	$7,673.9	$6,096.2

Funded new business volume increased 16% from the prior-year quarter, while committed new business volume increased 7% with the most meaningful improvements in Corporate Finance. Funded volume decreased sequentially in Transportation Finance, as lending volume was offset by fewer scheduled equipment deliveries. Likewise, funded volume was sequentially down in Corporate Finance and Vendor Finance. Both funded and committed volumes were up year to date in each of the segments, with the increased amounts in Corporate Finance reflecting strong performance in its core markets, plus the addition of newer products such as commercial real estate loans and equipment financing.

Trade Finance factoring volume was up from the second quarter of 2012 on seasonal growth, but declined 6% from the prior-year quarter. Year to date, factoring volume was down 4%. The declines from prior year reflect a slowdown in retail apparel sector sales.

64   CIT GROUP INC

Loan Sales (Pre-FSA, dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2012	2012	2011	2012	2011
Corporate Finance	$70.4	$94.0	$147.6	$513.9	$655.5
Transportation Finance	15.9	1.3	1.9	17.2	42.8
Vendor Finance	–	–	158.2	–	444.4
Commercial Segments	86.3	95.3	307.7	531.1	1,142.7
Consumer	–	1,030.1	–	1,547.3	251.8
Total	$86.3	$1,125.4	$307.7	$2,078.4	$1,394.5

During 2012, we sold student loans (in Consumer) and the first quarter 2012 Corporate Finance sales included a multi-phase loan portfolio sale.

Equipment Sales (Pre-FSA, dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2012	2012	2011	2012	2011
Corporate Finance	$81.8	$52.2	$72.0	$203.5	$153.0
Transportation Finance	143.0	211.3	327.8	477.7	479.8
Vendor Finance	64.1	92.1	96.2	231.7	382.0
Total	$288.9	$355.6	$496.0	$912.9	$1,014.8

Sales reflect aerospace and rail equipment in Transportation Finance and include technology assets in Vendor Finance.

CONCENTRATIONS

Ten Largest Accounts

Our ten largest financing and leasing asset accounts in the aggregate represented 8.4% of our total financing and leasing assets at September 30, 2012 (the largest account was less than 2.3%). Excluding student loans, the top ten accounts in aggregate represented 9.6% of total owned assets (the largest account totaled 2.6%). The largest accounts represent Transportation Finance (airlines and rail) assets.

The top ten accounts were 8.5% and 10.5% (excluding student loans) at December 31, 2011.

Geographic Concentrations

The following table represents the financing and leasing assets by obligor geography:

Financing and Leasing Assets by Obligor – Geographic Region (dollars in millions)

	September 30, 2012		December 31, 2011
Northeast	$5,386.6	15.9%	$5,150.2	15.1%
Midwest	4,943.5	14.6%	5,402.6	15.8%
West	3,956.9	11.7%	4,594.6	13.4%
Southeast	3,496.6	10.3%	3,827.4	11.2%
Southwest	3,305.8	9.8%	2,836.1	8.3%
Total U.S.	21,089.4	62.3%	21,810.9	63.8%
Asia / Pacific	3,494.1	10.3%	3,341.2	9.8%
Europe	3,274.8	9.7%	2,996.0	8.8%
Canada	2,355.4	7.0%	2,599.6	7.6%
Latin America	1,977.9	5.8%	1,764.5	5.1%
Other International	1,684.9	4.9%	1,697.2	4.9%
Total	$33,876.5	100.0%	$34,209.4	100.0%

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   65

The following table summarizes both state concentrations greater than 5.0% and international country concentrations in excess of 1.0% of our financing and leasing assets:

Financing and Leasing Assets by Obligor – State and Country (dollars in millions)

	September 30, 2012		December 31, 2011
State
Texas	$2,617.1	7.7%	$2,107.2	6.2%
New York	1,953.6	5.8%	1,921.8	5.6%
California	1,948.4	5.8%	2,263.8	6.6%
All other states	14,570.3	43.0%	15,518.1	45.4%
Total U.S.	$21,089.4	62.3%	$21,810.9	63.8%
Country
Canada	$2,355.4	7.0%	$2,599.6	7.6%
China	1,063.8	3.1%	959.2	2.8%
Australia	1,059.7	3.1%	1,014.6	3.0%
Mexico	906.6	2.7%	856.9	2.5%
England	858.0	2.5%	757.6	2.2%
Brazil	677.1	2.0%	574.6	1.7%
Spain	455.9	1.3%	446.1	1.3%
Italy	351.3	1.0%	215.8	0.6%
United Arab Emirates	339.8	1.0%	372.1	1.1%
All other countries	4,719.5	14.0%	4,602.0	13.4%
Total International	$12,787.1	37.7%	$12,398.5	36.2%

In its normal course of business, CIT extends credit or leases equipment to obligors located in Spain, Italy, Ireland, Greece and Portugal. The total balance of financing and leasing assets to obligors located in these countries was $923 million and $762 million at September 30, 2012 and December 31, 2011, respectively, of which approximately 73% and 80% at September 30, 2012 and December 31, 2011, respectively, represented operating lease equipment, primarily in Transportation Finance. CIT does not have sovereign debt exposure to these countries.

Industry Concentrations

The following table represents financing and leasing assets by industry of obligor:

Financing and Leasing Assets by Obligor – Industry (dollars in millions)

	September 30, 2012		December 31, 2011
Commercial airlines (including regional airlines)(1)	$9,046.2	26.7%	$8,844.2	25.9%
Manufacturing(2)	4,994.0	14.7%	4,417.2	12.9%
Student lending(3)	4,293.7	12.7%	6,331.7	18.5%
Retail(4)	3,216.6	9.5%	3,246.9	9.5%
Service industries	2,998.9	8.8%	2,803.8	8.4%
Transportation(5)	2,278.6	6.7%	2,102.1	5.9%
Healthcare	1,397.6	4.1%	1,697.4	5.0%
Finance and insurance	1,141.9	3.4%	725.8	2.1%
Energy and utilities	870.7	2.6%	779.1	2.3%
Oil and gas extraction / services	658.1	1.9%	444.4	1.3%
Communications	592.9	1.8%	660.2	1.9%
Wholesaling	536.8	1.6%	441.9	1.3%
Other (no industry greater than 2%)(6)	1,850.5	5.5%	1,714.7	5.0%
Total	$33,876.5	100.0%	$34,209.4	100.0%

(1)	Includes the Commercial Aerospace Portfolio and additional financing and leasing assets that are not commercial aircraft.

(2)	At September 30, 2012, includes manufacturers of chemicals, including Pharmaceuticals (2.5%), food (1.8%), petroleum and coal, including refining (1.6%) and apparel (1.1%).

(3)	See Student Lending section for further information.

(4)	At September 30, 2012, includes retailers of apparel (4.1%) and general merchandise (1.9%).

(5)	Includes rail, bus, over-the-road trucking industries, business aircraft and shipping.

(6)	Includes commercial real estate of $361 million and $23 million at September 30, 2012 and December 31, 2011, respectively.

66   CIT GROUP INC

Operating Lease Equipment

Operating Lease Equipment by Segment (dollars in millions)

	September 30, 2012	December 31, 2011
Transportation Finance – Aerospace(1)	$7,952.9	$8,242.8
Transportation Finance – Rail and Other	3,894.5	3,496.6
Vendor Finance	210.0	217.2
Corporate Finance	14.6	35.0
Total	$12,072.0	$11,991.6

(1)	Aerospace includes commercial, regional and corporate aircraft and equipment.

At September 30, 2012, Transportation Finance had 270 commercial aircraft, and approximately 102,000 railcars and 400 locomotives on operating lease.

Commercial Aerospace

The following tables present detail on our commercial and regional aerospace portfolio concentrations, which we call our Commercial Aerospace portfolio. This presentation has been expanded from our December 31, 2011 Form 10-K disclosures to include financing and leasing assets related to regional aircraft. The net investment in regional aerospace financing and leasing assets was $82.0 million and $85.0 million at September 30, 2012 and December 31, 2011, respectively; and was substantially comprised of loans and capital leases.

The information presented below by region, manufacturer, and body type, is based on our operating lease aircraft portfolio which comprises 93% of our total commercial aerospace portfolio and substantially all of our owned fleet of leased aircraft at September 30, 2012.

Commercial Aerospace Portfolio (dollars in millions)

	September 30, 2012		December 31, 2011
	Net Investment	Number	Net Investment	Number
By Product:
Operating lease(1)	$8,275.0	270	$8,243.0	265
Loan(2)	572.7	64	394.3	52
Capital lease	41.7	10	61.8	11
Total	$8,889.4	344	$8,699.1	328

Commercial Aerospace Operating Lease Portfolio (dollars in millions)(1)

	September 30, 2012		December 31, 2011
	Net Investment	Number	Net Investment	Number
By Region:
Asia / Pacific	$2,962.6	80	$2,986.0	82
Europe	2,294.4	84	2,270.6	79
U.S. and Canada	1,077.4	40	1,041.9	37
Latin America	1,057.7	43	1,007.1	43
Africa / Middle East	882.9	23	937.4	24
Total	$8,275.0	270	$8,243.0	265
By Manufacturer:
Airbus	$5,531.5	160	$5,566.4	158
Boeing	2,409.8	98	2,515.2	102
Embraer	322.7	12	147.4	5
Other	11.0	–	14.0	–
Total	$8,275.0	270	$8,243.0	265

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   67

Commercial Aerospace Operating Lease Portfolio (dollars in millions)(1) continued

	September 30, 2012		December 31, 2011
	Net Investment	Number	Net Investment	Number
By Body Type(3):
Narrow body	$5,962.9	228	$5,868.3	225
Intermediate	2,245.7	39	2,312.5	39
Wide body	53.7	2	48.4	1
Regional and other	12.7	1	13.8	–
Total	$8,275.0	270	$8,243.0	265
Number of customers		98		97
Weighted average age of fleet (years)		5		5

(1)	Includes operating lease equipment held for sale.

(2)	Plane count excludes aircraft in which our net investment consists of syndicated financings against multiple aircraft. The net investment associated with such financings was $50.3 million at September 30, 2012 and none at December 31, 2011.

(3)	Narrow body are single aisle design and consist primarily of Boeing 737 and 757 series, Airbus A320 series, and Embraer E170 and E190 aircraft. Intermediate body are smaller twin aisle design and consist primarily of Boeing 767 series and Airbus A330 series aircraft. Wide body are large twin aisle design and consist primarily of Boeing 747 and 777 series aircraft. Regional and Other includes aircraft and related equipment such as engines.

Our top five commercial aerospace outstanding exposures totaled $1,819.3 million and $1,839.4 million at September 30, 2012 and December 31, 2011, respectively; all of which were to carriers outside the U.S. The largest individual outstanding exposure totaled $777.0 million and $763.4 million at September 30, 2012 and December 31, 2011, respectively. The largest individual outstanding exposure to a U.S. carrier totaled $166.7 million and $143.9 million at September 30, 2012 and December 31, 2011, respectively.

See Note 11 — Commitments for information regarding commitments to purchase additional aircraft.

Student Lending (Student Loan Xpress or “SLX”)

Consumer includes our liquidating student loan portfolio. During 2012, we sold $1.5 billion of student loans. At September 30, 2012, approximately $0.5 billion in student loans were classified as available for sale.

Student Lending Receivables, including held for sale, by Product Type (dollars in millions)

	September 30, 2012	December 31, 2011
Consolidation loans	$4,266.7	$5,315.7
Other U.S. Government guaranteed loans	25.4	1,014.2
Private (non-guaranteed) loans and other	1.6	1.8
Total	$4,293.7	$6,331.7
Delinquencies (sixty days or more)	$334.4	$513.5
Top state concentrations (%)	35%	36%
Top state concentrations	California, New York, Texas, Florida Pennsylvania	California, New York, Texas, Ohio, Pennsylvania

See Note 5 — Long-Term Borrowings for amount of related financings.

68   CIT GROUP INC

OTHER ASSETS / OTHER LIABILITIES

The following table presents components of other assets.

Other Assets (dollars in millions)

	September 30, 2012	June 30, 2012	December 31, 2011
Deposits on commercial aerospace equipment	$558.3	$495.8	$463.7
Deferred debt costs	172.1	148.4	127.2
Other counterparty receivables(1)	138.4	32.2	94.1
Tax receivables, other than income taxes	128.8	68.0	57.5
Executive retirement plan and deferred compensation	109.4	110.1	110.2
Accrued interest and dividends	106.4	102.1	143.8
Prepaid expenses	80.5	87.3	86.3
Furniture and fixtures	79.0	77.0	79.5
Other	279.0	333.4	405.9
Total other assets	$1,651.9	$1,454.3	$1,568.2

(1)	The sequential increase in other counterparty receivables reflects the weakening of the U.S. dollar against foreign currencies, which negatively impacts the value of our hedges and increased the amount of required collateral.

The following table presents components of other liabilities:

Other Liabilities (dollars in millions)

	September 30, 2012	June 30, 2012	December 31, 2011
Equipment maintenance reserves	$804.5	$756.0	$690.6
Accrued expenses	418.9	403.0	490.7
Security and other deposits	226.1	208.7	199.6
Accrued interest payable	209.1	223.4	189.9
Estimated valuation adjustment relating to aerospace commitments(1)	207.6	210.9	252.8
Current taxes payable and deferred taxes	125.7	121.2	55.5
Accounts payable	119.8	179.7	145.9
Other(2)	455.7	391.3	537.2
Total other liabilities	$2,567.4	$2,494.2	$2,562.2

(1)	In conjunction with FSA, a non-accretable liability was recorded to reflect the current fair value of aircraft purchase commitments outstanding at the time. As the aircraft are purchased, through 2018, the cost basis of the assets will be reduced by the associated liability.

(2)	Other liabilities consist of other taxes, property tax reserves, and other miscellaneous liabilities.

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

historic data, are part of our ongoing model development life cycle. The impact of using these models was not significant to the allowance for loan losses as of September 30, 2012. Absent any changes in the current credit environment, we do not expect any adverse impact to our allowance for loan losses on existing loans as the remaining portfolio is re-graded. See “Credit Metrics” for information on the allowance for loan losses.

Our policies and procedures relating to Risk Management are detailed in our Form 10-K for the year ended December 31, 2011.

Interest Rate Risk

At September 30, 2012, over 60% of the Company’s loan, lease, and investment portfolio was fixed rate, with the balance floating rate, while just over 70% of our interest-bearing liabilities were fixed rate. As a result, our portfolio is in an asset sensitive position, as our assets will reprice faster than our liabilities. Therefore, our net interest margin may increase if interest rates rise, or decrease should interest rates decline. The following table summarizes the composition of interest rate sensitive assets and liabilities. The increase in fixed rate assets reflects the change in portfolio mix during 2012 including a higher proportion of operating lease assets and a lower proportion of student loans in the first half of 2012.

	September 30, 2012		June 30, 2012		December 31, 2011
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate
Assets	62%	38%	61%	39%	56%	44%
Liabilities	72%	28%	76%	24%	77%	23%

We evaluate and monitor interest rate risk through two primary metrics.

■	Net Interest Income (NII), which measures the impact of hypothetical changes in interest rates on net interest income.

■	Economic Value of Equity (EVE), which measures the net economic value of equity by assessing the market value of assets, liabilities and derivatives.

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

	September 30, 2012		June 30, 2012		December 31, 2011
	+100 bps	–100 bps	+100 bps	–100 bps	+100 bps	–100 bps
Net Interest Income	8.9%	(2.7)%	8.9%	(4.6)%	11.4%	(6.0)%
Economic Value of Equity	(3.4)%	5.0%	(5.9)%	7.2%	(6.1)%	9.5%

The change to the Economic Value of Equity period over period was driven by the refinancing of high cost unsecured debt. The simulation modeling assumes we take no action in response to the assumed changes in interest rates. Net Interest Income remains asset sensitive to parallel shifts in rates at September 30, 2012.

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

Cash and short-term investment securities totaled $7,205.6 million at September 30, 2012 ($6,455.5 million

70   CIT GROUP INC

of cash and $750.1 million of short-term investments), up from $7,043.1 million at June 30, 2012 and down from $8,372.8 million at December 31, 2011. Cash and short-term investment securities at September 30, 2012 consisted of $1.9 billion related to the bank holding company, $3.6 billion at CIT Bank, $0.6 billion at operating subsidiaries and $1.1 billion in restricted balances.

Our short-term investments include U.S. Treasury bills and Government Agency bonds. All these investments are classified as available for sale and have maturities of 65 days or less as of the investment date. We anticipate continued investment of our cash in various types of liquid, high-grade investments.

In addition to the cash and short-term investment securities, CIT had approximately $1.4 billion of unused and committed liquidity under the Revolving Credit Facility at September 30, 2012. Including the Revolving Credit Facility, secured committed facilities at September 30, 2012, totaled $6.4 billion, of which $3.0 billion was undrawn.

2012 Financings and Liability Management

During 2012, CIT eliminated or refinanced approximately $15 billion of high cost debt as we completed the redemption of approximately $31 billion of high cost debt incurred during our restructuring in 2009. In the third quarter, CIT redeemed the remaining $4.6 billion of 7% Series C Notes at par. This is in addition to the redemption of $4.1 billion at par and repurchase of $140 million at a slight discount of 7% Series C Notes last quarter. During the first quarter of 2012, CIT redeemed approximately $6.5 billion of the Series A Notes, which represented the entire remaining balance of the Series A Notes. In aggregate, these transactions reduced 2012 pre-tax income by over $1.3 billion ($471 million in the 2012 third quarter) due to accelerated FSA accretion and loss on debt extinguishment. The elimination of our remaining Series A Notes in the 2012 first quarter resulted in all of our Series C Notes becoming unsecured. In addition, the Revolving Credit Facility also became unsecured upon our completion of certain administrative requirements as set forth under the Revolving Credit Facility.

In 2012, CIT has raised nearly $10 billion of term unsecured debt with an average maturity of approximately 6 years and a weighted average coupon of approximately 5%, including:

■	In February 2012, CIT closed a private placement of $3.25 billion aggregate principal amount of Series C Notes (discussed further below in “Series C Notes”), consisting of $1.5 billion principal amount of 4.75% Series C Notes due 2015 and $1.75 billion principal amount of 5.50% Series C Notes due 2019.

■	In March 2012, CIT filed a “shelf” registration statement and issued $1.5 billion of 5.25% senior unsecured notes that mature in 2018.

■	In May 2012, CIT issued at par $1.25 billion of 5.00% senior unsecured notes that mature in 2017 and $750 million of 5.375% senior unsecured notes that mature in 2020.

■	In August 2012, CIT issued at par $1.75 billion of 4.25% senior unsecured notes that mature in 2017 and $1.25 billion of 5.00% senior unsecured notes that mature in 2022.

CIT has also entered into numerous secured financing transactions during 2012 as described under the Secured Borrowings section below.

Since January 2010, CIT has eliminated or refinanced approximately $31 billion of high cost debt and entered into over $20 billion of new financings and credit facilities.

During the third quarter, CIT Bank placed over $1.9 billion of deposits at an average rate of approximately 1.3% and with an average CD term of over three years. CIT Bank deposits totaled $8.6 billion at September 30, 2012, up from $4.9 billion at September 30, 2011 and $7.1 billion at June 30, 2012. The average interest rate was 1.8% at September 30, 2012, down from 2.7% at September 30, 2011 and 2.0% at June 30, 2012. See CIT Bank section.

As a result of our 2012 funding and liability management initiatives, we reduced the weighted average coupon rates on outstanding deposits and long-term borrowings to 3.28% at September 30, 2012 from 3.83% and 4.84% at June 30, 2012 and September 30, 2011, respectively. We also continued to make progress towards our long term targeted funding mix of 35% to 45% deposits, 25% to 35% secured borrowings and 25% to 35% unsecured borrowings, respectively. At September 30, 2012, deposits represented 28% of our funding, with secured and unsecured borrowings comprising 33% and 39% of the funding mix, respectively.

Unsecured Borrowings

As a result of redeeming the remaining Series A Notes during the 2012 first quarter, the Revolving Credit Facility and all of our Series C Notes became unsecured.

Revolving Credit Facility

On August 25, 2011, CIT and certain of its subsidiaries entered into a Revolving Credit and Guaranty Agreement, among CIT Group Inc., certain subsidiaries of CIT Group Inc., as guarantors, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent, collateral agent and letter of credit issuer (the “Revolving Credit Facility”). The total commitment amount under the Revolving Credit Facility is $2 billion consisting of a $1.65 billion revolving loan tranche and a $350 million revolving loan tranche that can also be utilized for issuance of letters of credit. The Revolving Credit Facility matures on August 14, 2015 and will accrue interest at a per annum rate of LIBOR plus a margin of 2.00% to 2.75% (with no floor) or Base Rate plus a margin of 1.00% to 1.75% (with no floor). The applicable margin will be determined by reference to the long-term senior unsecured, non-credit enhanced debt rating of the Company by S&P and Moody’s effective at relevant times during the life of the Revolving Credit Facility. Due to the Company’s credit rating upgrades in early 2012, the applicable margin for LIBOR loans is 2.50% and the applicable margin for Base Rate loans is 1.50% at September 30, 2012.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   71

The Revolving Credit Facility may be prepaid and re-borrowed from time to time at the option of CIT. The amount available to draw upon at September 30, 2012 was approximately $1.4 billion. The unutilized portion of any commitment under the Revolving Credit Facility may be reduced permanently or terminated by CIT at any time without penalty.

Once the Company redeemed all the remaining Series A Second-Priority Secured Notes (“Series A Notes”) during the 2012 first quarter, all the collateral and subsidiary guarantees under the Revolving Credit Facility were released, except for subsidiary guarantees from eight of the Company’s domestic operating subsidiaries (“Continuing Guarantors”). Once the Revolving Credit Facility became unsecured, the collateral coverage covenant was replaced by an asset coverage covenant (based on the book value of eligible assets of the Continuing Guarantors) of 2.0x the sum of: (i) the committed facility size and (ii) all outstanding indebtedness (including, without duplication, guarantees of such indebtedness) for borrowed money (excluding subordinated intercompany indebtedness) of the Continuing Guarantors, tested monthly and upon certain dispositions or encumbrances of eligible assets of the Continuing Guarantors. At September 30, 2012, the asset coverage ratio was 2.4x.

The Revolving Credit Facility is also subject to a $6 billion minimum consolidated net worth covenant of the Company, tested quarterly, and limits the Company’s ability to create liens, merge or consolidate, sell, transfer, lease or dispose of all or substantially all of its assets, grant a negative pledge or make certain restricted payments during the occurrence and continuance of an event of default.

Senior Unsecured Debt

In March 2012, CIT filed a “shelf” registration statement and issued at par $1.5 billion of senior unsecured notes that mature in 2018 and bear interest at a rate of 5.25%. In May 2012, CIT issued at par $1.25 billion of senior unsecured notes that mature in 2017 and bear interest at a rate of 5.00% and $750 million of senior unsecured notes that mature in 2020 and bear interest at a rate of 5.375%. In August 2012, CIT issued at par $1.75 billion of senior unsecured notes that mature in 2017 and bear interest at a rate of 4.25% and $1.25 billion of senior unsecured notes that mature in 2022 and bear interest at a rate of 5.00%. The proceeds of these transactions were used, in conjunction with available cash, to redeem 7% Series C Notes in 2012.

These senior unsecured notes rank equal in right of payment with the Series C Notes and the Revolving Credit Facility. The Revolving Credit Facility also benefits from certain subsidiary guarantees as described above.

Series C Notes

In March 2011, the Company issued $2 billion of new Series C Notes, consisting of $1.3 billion of three-year 5.25% fixed rate notes and $700 million of seven-year 6.625% fixed rate notes.

In June 2011, the Company successfully completed an Exchange Offer and Consent Solicitation for outstanding 7% Series A Notes maturing in 2015, 2016 and 2017. As a result, $8.76 billion principal amount of Series C Notes (pre-FSA) with the same interest rate were issued in exchange for the Series A Notes tendered and accepted.

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

During 2012, CIT redeemed or repurchased the $8.76 billion of 7% Series C Notes ($4.6 billion in the third quarter of 2012), which resulted in the acceleration of over $1.3 billion of FSA discount accretion ($0.5 billion in the third quarter) that was recorded as additional interest expense and a loss on debt extinguishment of $61 million ($17 million in the third quarter).

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

72   CIT GROUP INC

Secured Borrowings

Our secured financing transactions do not meet accounting requirements for sale treatment and are recorded as secured borrowings, with the assets remaining on-balance sheet. The debt associated with these transactions is collateralized by receivables, leases and/or equipment. Certain related cash balances are restricted.

Secured borrowings, which include securitizations, totaled $10.6 billion at September 30, 2012, up slightly from December 31, 2011.

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

In July 2012, CIT closed a C$515 million ($511 million based on the exchange rate at the time of the transaction) securitization secured by a pool of Canadian equipment receivables from CIT’s Vendor Finance business segment. The weighted average fixed coupon was 2.285%, which represents a weighted average credit spread of 1.31% over benchmark Government of Canada treasury rates for the three classes of notes. The securitization had a net advance rate of 96.75%.

In August and September 2012, we funded 6 Boeing aircraft under a secured facility guaranteed by the Export-Import Bank of the United States for total proceeds of approximately $200 million.

In September 2012, we renewed a $500 million committed facility secured by receivables at a lower cost and with a final maturity in November 2014 and also closed a new RMB2.2 billion (approximately $345 million based on the exchange rate at the time of the transaction) committed facility, which is in addition to an existing facility closed in 2011, that will allow Vendor Finance to fund new originations in China. The committed availability period of the Vendor China facility expires in September 2014 with a three year final maturity for each drawdown under the facility.

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

At September 30, 2012, a total of $3,476.8 million, after FSA, of financing and leasing assets, comprised of $267.0 million in Corporate Finance, $1,114.2 million in Consumer and $2,095.6 million in commercial aerospace and rail assets in Transportation Finance, were pledged in conjunction with $2,189.0 million in secured debt issued to investors under the GSI Facilities. After adjustment to the amount of actual qualifying borrowing base under terms of the GSI Facilities, this $2,189.0 million of secured debt provided for usage of $1,943.6 million of the maximum notional amount of the GSI Facilities at September 30, 2012. The remaining $181.4 million of the maximum notional amount represents the unused portion of the GSI Facilities and constitutes the notional amount of derivative financial instruments. Actual terms of the GSI Facilities, including facility usage and collateral coverage, are measured on a pre-FSA basis. Unsecured counterparty receivable of $592.9 million, net of FSA, is owed to CIT from GSI for debt discount, return of collateral posted to GSI and settlements resulting from market value changes to asset-backed securities underlying the structures at September 30, 2012.

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

Amounts deposited with GSI can increase or decrease over time depending on the market value of the ABS and / or changes in the ratings of the ABS. CIT and GSI engage in periodic settlements based on the timing and amount of coupon, principal and any other payments actually made on the ABS. GSI is obligated to return those same amounts to CIT plus a proportionate amount of the initial deposit.

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

Based on the Company’s valuation, it was determined that the derivatives had no material value at September 30, 2012.

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

Debt Ratings

Our debt ratings at September 30, 2012 are presented in the following table and are unchanged from June 30, 2012. Changes since December 31, 2011 include: 1) On February 13, 2012, DBRS increased our debt ratings one notch to an issuer / counterparty credit rating and Series C/senior unsecured debt rating of “BB (Low)” and the Revolving Credit Facility rating was increased to “BB (High)”, 2) On February 16, 2012, Moody’s Investor Service increased our debt ratings one notch to an issuer / counterparty credit rating and Series C/senior unsecured debt rating of “B1” and 3) On March 9, 2012 S&P Ratings Services increased our debt ratings one notch to an issuer / counterparty credit rating and Series C debt rating to “BB-”, lowered its rating one notch on the Revolving Credit Facility to “BB-” and changed the outlook to stable.

Debt Ratings as of September 30, 2012

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

Tax Implications on Cash in Foreign Subsidiaries

Cash and short term investments held by foreign subsidiaries, including cash available to the BHC and restricted cash, at September 30, 2012 and December 31, 2011 totaled $1.5 billion and $1.6 billion, respectively.

With respect to the Company’s investments in foreign subsidiaries, Management has historically asserted the intent to indefinitely reinvest the unremitted earnings of its foreign subsidiaries with very limited exceptions. However, in 2009, Management determined that it would no longer make this

74   CIT GROUP INC

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

In the quarter ended December 31, 2011, Management decided to no longer assert its intent to indefinitely reinvest its foreign earnings, except for its Chinese subsidiary. This decision was driven by events over the last year that culminated in Management’s conclusion during the quarter that the Company may need to repatriate foreign earnings to address certain long-term investment and funding strategies. Some of the significant events that impacted Management’s decision included the re-evaluation of the Company’s debt and capital structures of its subsidiaries, and the need to pay-down the Company’s high cost debt in the U.S. In addition, certain restrictions on the Company’s first and second lien debt were removed during the 2011 fourth quarter upon the repayment of the remaining 2014 Series A debt. The removal of these restrictions allows the Company to transfer and repatriate cash to repay its high cost debt in the U.S. and recapitalize certain foreign subsidiaries. All these events contributed to Management’s decision to no longer assert indefinite reinvestment of its foreign earnings, with the exception of its Chinese subsidiary. As of the quarter ended September 30, 2012, there has been no change to this decision.

Contractual Payments and Commitments

The following tables summarize significant contractual payments and contractual commitment expirations at September 30, 2012. Certain amounts in the payments table are not the same as the respective balance sheet totals, because this table is before FSA, in order to better reflect projected contractual payments. Likewise, actual cash flows will vary materially from those depicted in the payments table as further explained in the table footnotes.

Payments and Collections for the Twelve Months Ended September 30(1) (dollars in millions)

	Total	2013	2014	2015	2016	2017+
Secured borrowings(2)	$11,047.6	$1,436.8	$1,514.8	$890.2	$862.7	$6,343.1
Revolving credit facility	500.0	–	–	500.0	–	–
Unsecured – Series C Notes	5,250.0	–	1,300.0	1,500.0	–	2,450.0
Senior unsecured	6,500.0	–	–	–	–	6,500.0
Other debt	132.9	1.2	0.7	–	–	131.0
Total Long-term borrowings	23,430.5	1,438.0	2,815.5	2,890.2	862.7	15,424.1
Deposits	8,704.1	2,762.2	2,201.2	1,441.3	1,164.1	1,135.3
Credit balances of factoring clients	1,224.9	1,224.9	–	–	–	–
Lease rental expense	220.5	62.3	28.0	26.2	23.1	80.9
Total contractual payments	$33,580.0	$5,487.4	$5,044.7	$4,357.7	$2,049.9	$16,640.3

(1)	Projected payments of debt interest expense and obligations relating to postretirement programs are excluded.

(2)	Includes non-recourse secured borrowings, which are generally repaid in conjunction with the pledged receivable maturities.

Commitment Expiration by Twelve Month Periods Ended September 30 (dollars in millions)

	Total	2013	2014	2015	2016	2017+
Financing commitments(1)	$2,802.2	$375.5	$146.0	$289.7	$1,037.3	$953.7
Aerospace and other manufacturer purchase commitments(2)	9,156.9	1,220.3	1,382.8	1,452.9	1,689.3	3,411.6
Letters of credit	325.3	104.2	8.0	24.4	103.3	85.4
Deferred purchase credit protection agreements	1,910.6	1,910.6	–	–	–	–
Guarantees, acceptances and other recourse obligations	22.5	17.9	3.5	1.1	–	–
Liabilities for unrecognized tax obligations(3)	312.7	10.0	302.7	–	–	–
Total contractual commitments	$14,530.2	$3,638.5	$1,843.0	$1,768.1	$2,829.9	$4,450.7

(1)	Financing commitments do not include certain unused, cancelable lines of credit to customers in connection with third-party vendor programs, which can be reduced or cancelled by CIT at any time without notice.

(2)	Aerospace commitments are net of amounts on deposit with manufacturers.

(3)	The balance cannot be estimated past 2014; therefore the remaining balance is reflected in 2014.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   75

Financing commitments increased 2% from December 31, 2011 to $2.8 billion at September 30, 2012. At September 30, 2012, substantially all financing commitments were senior facilities, with 70% secured by equipment or other assets and the remainder comprised of cash flow or enterprise value facilities. Most of our undrawn and available financing commitments are in Corporate Finance. The top ten undrawn commitments totaled $316 million at September 30, 2012.

The table above includes approximately $0.5 billion of commitments at September 30, 2012 and $0.4 billion at December 31, 2011 that were not available for draw due to requirements for collateral availability or covenant conditions.

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

Risk-Weighted Assets (dollars in millions)

	September 30, 2012	December 31, 2011
Balance sheet assets	$43,580.9	$45,226.7
Risk weighting adjustments to balance sheet assets	(10,204.3)	(12,323.6)
Off balance sheet items(1)	12,553.3	11,913.4
Risk-weighted assets	$45,929.9	$44,816.5

(1)	Primarily reflects commitments to purchase aircraft, unused lines of credit, letters of credit and deferred purchase agreements.

Regulatory Capitalization

The Company is subject to various regulatory capital requirements set by the Federal Reserve Board. CIT committed to its regulators to maintain a 13% Total Capital Ratio at the BHC and a 15% Tier 1 Leverage Ratio at CIT Bank. As a result of higher risk weighted assets and losses during the 2012 reporting periods, our capital ratios declined from December 31, 2011, but remain above the levels required for either a bank holding company or an insured depository institution to be considered “well capitalized”

76   CIT GROUP INC

Tier 1 Capital and Total Capital Components (dollars in millions)

	September 30, 2012	December 31, 2011
Tier 1 Capital
Total stockholders’ equity	$8,086.0	$8,888.5
Effect of certain items in accumulated other comprehensive loss excluded from Tier 1 Capital	51.5	54.3
Adjusted total equity	8,137.5	8,942.8
Less: Goodwill(1)	(338.0)	(338.0)
Disallowed intangible assets(1)	(38.6)	(63.6)
Investment in certain subsidiaries	(34.7)	(36.6)
Other Tier 1 components(2)	(63.4)	(58.1)
Tier 1 Capital	7,662.8	8,446.5
Tier 2 Capital
Qualifying reserve for credit losses and other reserves(3)	420.2	429.9
Less: Investment in certain subsidiaries	(34.7)	(36.6)
Other Tier 2 components(4)	0.7	–
Total qualifying capital	$8,049.0	$8,839.8
Risk-weighted assets	$45,929.9	$44,816.5
BHC Ratios
Tier 1 Capital Ratio	16.7%	18.8%
Total Capital Ratio	17.5%	19.7%
Tier 1 Leverage Ratio	17.4%	18.9%
CIT Bank Ratios
Tier 1 Capital Ratio	26.3%	36.5%
Total Capital Ratio	27.4%	37.5%
Tier 1 Leverage Ratio	21.4%	24.7%

(1)	Goodwill and disallowed intangible assets adjustments also reflect the portion included within assets held for sale.

(2)	Includes the portion of net deferred tax assets that does not qualify for inclusion in Tier 1 capital based on the capital guidelines, the Tier 1 capital charge for nonfinancial equity investments and the Tier 1 capital deduction for net unrealized losses on available-for-sale marketable securities (net of tax).

(3)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit, and deferred purchase agreements, all of which are recorded in Other Liabilities.

(4)	Banking organizations are permitted to include in Tier 2 Capital up to 45% of net unrealized pre-tax gains on available for sale equity securities with readily determinable fair values.

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

Management believes that, as of September 30, 2012, CIT and CIT Bank would meet all capital adequacy requirements under the Basel III and Standardized Approach NPRs on a fully phased-in basis if such requirements were currently effective.

There can be no guarantee that the Basel III and the Standardized Approach NPRs will be adopted in their current form, what changes may be made before adoption, or when ultimate adoption will occur.

In October 2012, the Federal Reserve Board issued regulations detailing annual stress test requirements for bank holding companies, savings and loan companies and state member banks with total consolidated assets greater than $10 billion but less than $50 billion.(6)

With assets at September 30, 2012 of $43.6 billion, CIT must conduct annual stress tests using scenarios provided by the Federal Reserve Board. A stress test is defined as a process to assess the potential impact of the scenarios provided by the Federal Reserve Board on the consolidated earnings, losses, and capital of a company over a planning horizon of 9 quarters, taking into account the current condition of the company and the company’s risks, exposures, strategies, and activities. Beginning in 2013, annual stress test will be conducted in the fall with the Federal Reserve Board scenarios issued prior to November 15th of each year. Annual stress test results must be submitted by March 31st of each year. Beginning in June 2015, public disclosure of the prior year stress test results is required annually on a forum easily accessible to the public such as the bank holding company website. Should CIT’s total consolidated assets equal or exceed $50 billion(6) we will be subject to stress tests requirements for covered companies (subpart G of the Federal Reserve Board’s Regulation YY).

Similarly, the FDIC published regulations requiring annual stress tests for FDIC-insured state nonmember banks and FDIC-insured state-chartered savings organizations with total consolidated assets of more than $10 billion but less than $50 billion.(7) CIT Bank is an FDIC-insured state nonmember bank with total assets of $11.6 billion as of September 30, 2012. Currently, CIT Bank meets the noted asset threshold and will be required to conduct its first annual stress test using scenarios provided by the FDIC in the fall of 2014. Annual stress test results must be submitted before March 31st and publicly disclosed between June 15th and June 30th of the following year.

See the “Regulation” section of Item 1 Business Overview of our 2011 Form 10-K for further detail regarding regulatory matters.

(6)	Total consolidated assets are determined as the average reported total assets in the FR Y-9C over the most recent four quarters.

(7)	Total consolidated assets are determined as the average reported total assets in the Call Report over the most recent four quarters.

78   CIT GROUP INC

CIT BANK

CIT Bank is a state-chartered bank headquartered in Salt Lake City, Utah and is the Company’s principal bank subsidiary. CIT Bank originates and funds lending activity in the U.S. of various business segments. Asset growth reflected increased commercial lending volume from the year-ago period and sequentially in Corporate Finance, Vendor Finance and Transportation Finance. Committed loan volume totaled $1.7 billion, up 38% from the prior-year quarter and down 6% from the prior quarter. The increase from last year reflected significant increases in Transportation Finance and real estate lending. The sequential quarter decrease reflected lower Corporate Finance and Vendor Finance volumes, partially offset by higher lending volumes in Transportation Finance. Funded volumes reflected similar trends, up significantly over the prior year and down slightly sequentially. Year to date, both committed and funded volumes are up significantly over the 2011 period.

Total assets were $11.6 billion, up from $7.5 billion at September 30, 2011 and $10.0 billion at June 30, 2012. Loans (including held-for-sale) totaled $7.4 billion, up from $6.3 billion at September 30, 2011 and $6.6 billion at June 30, 2012 as commercial asset growth has been offset by the sale and run-off of consumer loans. Commercial financing and leasing assets of $7.3 billion increased from $2.9 billion at September 30, 2011 and $6.3 billion at June 30, 2012. Assets held for sale totaled $0.6 billion at September 30, 2012, which primarily consisted of student loans. Cash was $3.6 billion at September 30, 2012, up from $0.8 billion at September 30, 2011 and $3.0 billion at June 30, 2012. CIT Bank’s capital and leverage ratios remain well above required levels.

CIT Bank deposits totaled $8.6 billion at September 30, 2012, up from $4.9 billion at September 30, 2011 and $7.1 billion at June 30, 2012. The average interest rate was 1.8% at September 30, 2012, down from 2.7% at September 30, 2011 and 2.0% at June 30, 2012. CD terms averaged over three years for those placed during the 2012 third quarter. The primary driver of the higher balances resulted from raising internet deposits. CIT Bank began offering on-line savings accounts in March 2012 to supplement the current range of CD offerings to consumers.

The following presents condensed financial information for CIT Bank.

Condensed Balance Sheets (dollars in millions)

	September 30, 2012	December 31, 2011
ASSETS:
Cash and deposits with banks	$3,602.7	$2,462.1
Investment securities	85.2	166.7
Assets held for sale	602.5	1,627.5
Commercial loans	6,771.1	3,912.4
Consumer loans	–	565.5
Allowance for loan losses	(86.9)	(49.0)
Operating lease equipment, net	455.5	31.3
Other assets	169.0	252.2
Total Assets	$11,599.1	$8,968.7
LIABILITIES AND EQUITY:
Deposits	$8,640.2	$6,124.9
Long-term borrowings	487.6	576.7
Other liabilities	102.0	150.5
Total Liabilities	9,229.8	6,852.1
Total Equity	2,369.3	2,116.6
Total Liabilities and Equity	$11,599.1	$8,968.7
Capital Ratios:
Tier 1 Capital Ratio	26.3%	36.5%
Total Capital Ratio	27.4%	37.5%
Tier 1 Leverage ratio	21.4%	24.7%

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   79

Condensed Statements of Operations (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2012	2012	2011	2012	2011
Interest income	$98.9	$87.5	$65.5	$270.0	$195.8
Interest expense	(39.3)	(35.5)	(29.7)	(112.3)	(83.4)
Net interest revenue	59.6	52.0	35.8	157.7	112.4
Provision for credit losses	(13.3)	(20.6)	(13.3)	(46.8)	(28.0)
Net interest revenue, after credit provision	46.3	31.4	22.5	110.9	84.4
Rental income on operating leases	12.0	6.0	1.0	20.9	1.3
Other income	28.0	43.6	25.0	95.9	52.6
Total net revenue, net of interest expense and credit provision	86.3	81.0	48.5	227.7	138.3
Operating expenses	(48.1)	(42.8)	(17.8)	(120.9)	(39.0)
Depreciation on operating lease equipment	(5.8)	(3.8)	(0.9)	(12.0)	(1.1)
Income before provision for income taxes	32.4	34.4	29.8	94.8	98.2
Provision for income taxes	(13.1)	(12.1)	(11.3)	(34.8)	(42.2)
Net income	$19.3	$22.3	$18.5	$60.0	$56.0
New business volume – funded	$1,378.6	$1,462.3	$834.9	$4,001.2	$2,055.3
New business volume – committed	$1,659.5	$1,767.3	$1,200.8	$5,034.4	$3,069.9

The Bank’s provision for credit losses largely reflected commercial loan growth, which was mitigated by a reserve release at the Holding Company corresponding to non-Bank portfolio runoff. The reduced provision from the prior quarter was primarily due to lower charge-offs. For the nine months ended September 30, 2012 and 2011, net charge-offs as a percentage of average finance receivables were 0.23% and 0.16%, respectively. Other income was down sequentially due to a gain on student loans sold during the 2012 second quarter. Operating expenses increased mostly due to the transfer of employees in the first half of 2012 from the bank holding company into the bank with the transfer of the Corporate Finance platform. The increase over the prior-year quarter also reflects costs associated with growing internet deposits.

As detailed in the following table, net finance revenue (NFR) increased primarily on commercial asset growth. Average earning assets increased, as an increase in higher yielding commercial assets offset the decline in lower yielding consumer assets (student loans). Net FSA accretion increased NFR by $4 million during the 2012 third quarter, compared to increases of $16 million in 2011 third quarter and $6 million last quarter, due primarily to lower interest income accretion. Year to date benefits totaled $22 million for 2012 and $70 million in 2011.

80   CIT GROUP INC

Net Finance Revenue (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2012	2012	2011	2012	2011
Interest income	$98.9	$87.5	$65.5	$270.0	$195.8
Rental income on operating leases	12.0	6.0	1.0	20.9	1.3
Finance revenue	110.9	93.5	66.5	290.9	197.1
Interest expense	(39.3)	(35.5)	(29.7)	(112.3)	(83.4)
Depreciation on operating lease equipment	(5.8)	(3.8)	(0.9)	(12.0)	(1.1)
Net finance revenue	$65.8	$54.2	$35.9	$166.6	$112.6
Average Earning Assets (“AEA”)	$7,303.6	$6,653.6	$5,959.1	$6,865.7	$5,517.8
As a % of AEA:
Interest income	5.42%	5.26%	4.40%	5.24%	4.73%
Rental income on operating leases	0.65%	0.36%	0.06%	0.41%	0.03%
Finance revenue	6.07%	5.62%	4.46%	5.65%	4.76%
Interest expense	(2.15)%	(2.13)%	(1.99)%	(2.18)%	(2.01)%
Depreciation on operating lease equipment	(0.32)%	(0.23)%	(0.06)%	(0.23)%	(0.03)%
Net finance revenue	3.60%	3.26%	2.41%	3.24%	2.72%

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

Adjusted Net Finance Revenue as a % of AEA (dollars in millions)

	Quarters Ended
	September 30, 2012		June 30, 2012		September 30, 2011
Net finance revenue	$65.8	3.60%	$54.2	3.26%	$35.9	2.41%
FSA impact on net finance revenue	(4.1)	(0.23)%	(6.4)	(0.41)%	(15.6)	(1.08)%
Adjusted net finance revenue	$61.7	3.37%	$47.8	2.85%	$20.3	1.33%

	Nine Months Ended September 30,
	2012		2011
Net finance revenue	$166.6	3.24%	$112.6	2.72%
FSA impact on net finance revenue	(21.6)	(0.43)%	(70.0)	(1.72)%
Adjusted net finance revenue	$145.0	2.81%	$42.6	1.00%

Net finance revenue is a non-GAAP measure.

The following table presents the Bank’s pre-tax net income and adjusted pre-tax net income:

Impacts of FSA Accretion on Pre-tax Income (Loss) (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2012	2012	2011	2012	2011
Pre-tax Income – Reported	$32.4	$34.4	$29.8	$94.8	$98.2
Net FSA Accretion	(4.1)	(6.4)	(15.6)	(21.6)	(70.0)
Pre-tax Income – Excluding FSA Net Accretion	$28.3	$28.0	$14.2	$73.2	$28.2

Pre-tax Income – Excluding FSA Net Accretion is a non-GAAP measure.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   81

CIT Group Inc. Select Data (dollars in millions)

	At or for the Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2012	2012	2011	2012	2011
Select Statement of Operations Data
Net interest revenue	$(438.0)	$(229.9)	$(100.3)	$(1,336.0)	$(366.9)
Provision for credit losses	–	(8.9)	(47.4)	(51.5)	(253.9)
Total non-interest income	525.6	589.5	651.8	1,803.8	1,984.7
Total other expenses	(388.8)	(392.4)	(497.3)	(1,164.9)	(1,254.1)
Income (loss) before provision for income taxes	(301.2)	(41.7)	6.8	(748.6)	109.8
Net loss	(304.9)	(70.7)	(32.8)	(822.1)	(16.9)
Per Common Share Data
Diluted loss per common share	$(1.52)	$(0.35)	$(0.16)	$(4.09)	$(0.08)
Book value per common share	$40.26	$41.73	$44.32
Tangible book value per common share	$38.43	$39.87	$42.31
Performance Ratios
Return on average common stockholders’ equity	(14.6)%	(3.4)%	(1.5)%	(12.8)%	(0.3)%
Net finance revenue as a percentage of average earning assets	(1.59)%	1.05%	2.19%	(1.68)%	1.67%
Return on average total assets	(2.76)%	(0.65)%	(0.28)%	(2.47)%	(0.05)%
Total ending equity to total ending assets	18.6%	19.6%	19.9%
Balance Sheet Data
Loans including receivables pledged	$20,383.4	$20,100.5	$21,817.4
Allowance for loan losses	(397.9)	(414.2)	(414.5)
Operating lease equipment, net	12,072.0	11,896.4	11,188.8
Goodwill and intangible assets, net	368.1	373.1	404.3
Total cash and short-term investments	7,205.6	7,043.1	7,339.5
Total assets	43,580.9	42,796.0	44,621.5
Total long-term borrowings and deposits	31,615.8	30,697.9	32,008.6
Total common stockholders’ equity	8,086.0	8,380.9	8,892.4
Credit Quality
Non-accrual loans as a percentage of finance receivables	2.02%	2.26%	4.19%
Net charge-offs as a percentage of average finance receivables	0.36%	0.33%	0.83%	0.37%	1.38%
Allowance for loan losses as a percentage of finance receivables	1.95%	2.06%	1.90%
Financial Ratios
Tier 1 Capital Ratio	16.7%	18.0%	18.7%
Total Capital Ratio	17.5%	18.9%	19.6%

82   CIT GROUP INC

Quarterly Average Balances(1) and Associated Income (dollars in millions)

	September 30, 2012			June 30, 2012			September 30, 2011
	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)
Deposits with banks	$6,911.1	$5.8	0.34%	$6,456.2	$5.0	0.31%	$6,566.7	$6.2	0.38%
Investments	1,105.0	2.2	0.80%	1,278.3	3.0	0.94%	2,051.8	2.4	0.47%
Loans and leases (including held for sale)(2)(3)
U.S.	17,069.7	259.5	6.54%	16,983.1	297.9	7.53%	19,268.5	359.1	7.92%
Non-U.S.	3,965.9	106.6	10.75%	4,024.7	103.4	10.28%	4,232.6	135.1	12.77%
Total loans and leases(2)	21,035.6	366.1	7.38%	21,007.8	401.3	8.09%	23,501.1	494.2	8.84%
Total interest earning assets / interest income(2)(3)	29,051.7	374.1	5.37%	28,742.3	409.3	5.94%	32,119.6	502.8	6.49%
Operating lease equipment, net (including held for sale)(4)
U.S.(4)	6,287.9	146.1	9.29%	6,134.4	148.5	9.68%	5,220.9	102.3	7.84%
Non-U.S.(4)	6,252.1	163.8	10.48%	6,207.0	166.3	10.72%	6,121.3	182.4	11.92%
Total operating lease equipment, net(4)	12,540.0	309.9	9.89%	12,341.4	314.8	10.20%	11,342.2	284.7	10.04%
Total earning assets(2)	41,591.7	$684.0	6.77%	41,083.7	$724.1	7.25%	43,461.8	$787.5	7.44%
Non interest earning assets
Cash due from banks	437.4			441.8			710.2
Allowance for loan losses	(406.6)			(415.1)			(413.7)
All other non-interest earning assets	2,571.1			2,696.5			3,068.2
Total Average Assets	$44,193.6			$43,806.9			$46,826.5
Average Liabilities
Borrowings
Deposits	$7,977.5	$38.4	1.93%	$6,922.6	$35.3	2.04%	$4,658.7	$28.4	2.44%
Long-term borrowings(5)	23,998.6	773.7	12.90%	24,695.8	603.9	9.78%	29,308.6	574.7	7.84%
Total interest-bearing liabilities	31,976.1	$812.1	10.16%	31,618.4	$639.2	8.09%	33,967.3	$603.1	7.10%
Credit balances of factoring clients	1,190.7			1,160.4			1,130.9
Other non-interest bearing liabilities	2,674.9			2,597.3			2,770.9
Noncontrolling interests	5.7			4.5			2.2
Stockholders’ equity	8,346.2			8,426.3			8,955.2
Total Average Liabilities and Stockholders’ Equity	$44,193.6			$43,806.9			$46,826.5
Net revenue spread			(3.39)%			(0.84)%			0.34%
Impact of non-interest bearing sources			2.12%			1.69%			1.40%
Net revenue/yield on earning assets(2)		($128.1)	(1.27)%		$84.9	0.85%		$184.4	1.74%

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   83

Nine Month Average Balances(1) and Associated Income (dollars in millions)

	September 30, 2012			September 30, 2011
	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)
Deposits with banks	$6,701.4	$15.7	0.31%	$7,157.8	$17.6	0.33%
Investments	1,384.6	8.1	0.78%	2,241.7	8.0	0.48%
Loans and leases (including held for sale)(2)(3)
U.S.	17,265.6	864.3	7.16%	19,619.2	1,247.7	8.96%
Non-U.S.	3,995.6	306.9	10.24%	4,732.8	467.9	13.19%
Total loans and leases(2)	21,261.2	1,171.2	7.77%	24,352.0	1,715.6	9.82%
Total interest earning assets / interest income(2)(3)	29,347.2	1,195.0	5.65%	33,751.5	1,741.2	7.10%
Operating lease equipment, net (including held for sale)(4)
U.S.(4)	6,089.2	432.5	9.47%	5,047.1	303.0	8.00%
Non-U.S.(4)	6,279.5	494.0	10.49%	6,206.5	497.4	10.69%
Total operating lease equipment, net(4)	12,368.7	926.5	9.99%	11,253.6	800.4	9.48%
Total earning assets(2)	41,715.9	$2,121.5	6.98%	45,005.1	$2,541.6	7.71%
Non interest earning assets
Cash due from banks	433.1			1,048.8
Allowance for loan losses	(409.5)			(410.3)
All other non-interest earning assets	2,716.1			3,203.7
Total Average Assets	$44,455.6			$48,847.3
Average Liabilities
Borrowings
Deposits	$7,183.2	$110.0	2.04%	$4,475.6	$77.9	2.32%
Long-term borrowings(5)	24,902.1	2,421.0	12.96%	31,433.0	2,030.2	8.61%
Total interest-bearing liabilities	32,085.3	$2,531.0	10.52%	35,908.6	$2,108.1	7.83%
Credit balances of factoring clients	1,170.4			1,064.9
Other non-interest bearing liabilities	2,657.2			2,911.2
Noncontrolling interests	4.8			0.8
Stockholders’ equity	8,537.9			8,961.8
Total Average Liabilities and Stockholders’ Equity	$44,455.6			$48,847.3
Net revenue spread			(3.54)%			(0.12)%
Impact of non-interest bearing sources			2.19%			1.44%
Net revenue/yield on earning assets(2)		$(409.5)	(1.35)%		$433.5	1.32%

(1)	The average balances presented are derived based on month end balances during the year. Tax exempt income was not significant in any of the years presented. Average rates are impacted by FSA accretion and amortization.

(2)	The rate presented is calculated net of average credit balances for factoring clients.

(3)	Non-accrual loans and related income are included in the respective categories.

(4)	Operating lease rental income is a significant source of revenue; therefore, we have presented the rental revenues net of depreciation.

(5)	Interest and average rates include FSA accretion, including amounts accelerated due to redemptions or extinguishments, as well as prepayment penalties, on the Series C Notes-(Exchanged), Series A Notes, Series B Notes and First Lien Term Facility.

The average long-term borrowings balances presented below are derived based on daily balances and the average rates are based on a 30 days per month day count convention. The average rates include FSA amortization and prepayment fees, which due to the annualizing, can distort the derived rate. The debt coupon rates at September 30, 2012, were as follows: Senior Unsecured Notes — 4.90%, Series C Notes (other) — 5.37%, Other Debt — 6.03% (pre-FSA basis), Secured Borrowings — 2.26% (pre-FSA basis), and Revolving Credit Facility — 2.71%. The aggregate portfolio weighted average at September 30, 2012 was 3.78%.

84   CIT GROUP INC

Average Daily Long-term Borrowings Balances and Rates (dollars in millions)

	Quarters Ended
	September 30, 2012			June 30, 2012			September 30, 2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Unsecured
Revolving Credit Facility	$354.6	$2.7	3.00%	$457.5	$3.4	2.95%	$–	$–	–
Senior Unsecured	5,435.5	68.9	5.07%	2,766.7	36.9	5.34%	–	–	–
Series C Notes (Exchanged)(1)	2,936.3	532.9	72.59%	5,906.4	410.0	27.77%	–	–	–
Series C Notes (other)	5,250.0	72.3	5.51%	5,250.0	72.3	5.51%	–	–	–
Other debt	85.4	2.7	12.67%	86.5	2.6	12.08%	–	–	–
Total Unsecured Debt	14,061.8	679.5	19.33%	14,467.1	525.2	14.52%	–	–	–
Secured
Secured borrowings	10,525.5	94.2	3.58%	10,224.0	78.7	3.08%	9,750.6	111.8	4.59%
First Lien Term Facility(1)	–	–	–	–	–	–	1,581.8	(58.2)	(14.72)%
Revolving Credit Facility	–	–	–	–	–	–	614.2	4.7	3.04%
Series A Notes(1)	–	–	–	–	–	–	7,801.2	294.5	15.10%
Series C Notes (other)	–	–	–	–	–	–	2,000.0	30.1	6.02%
Series C Notes (Exchanged)(1)	–	–	–	–	–	–	7,914.1	188.0	9.50%
Other debt	–	–	–	–	–	–	119.0	3.8	12.84%
Total Secured Debt	10,525.5	94.2	3.58%	10,224.0	78.7	3.08%	29,780.9	574.7	7.72%
Total Long-term Borrowings	$24,587.3	$773.7	12.59%	$24,691.1	$603.9	9.78%	$29,780.9	$574.7	7.72%

	Nine Months Ended September 30,
	2012			2011
Unsecured
Revolving Credit Facility	$340.9	$7.8	3.02%	$–	$–	–
Senior Unsecured	2,822.9	109.3	5.16%	–	–	–
Series C Notes (Exchanged)(1)	5,608.4	1,132.5	26.92%	–	–	–
Series C Notes (other)	4,814.2	200.0	5.54%	–	–	–
Other debt	86.1	8.0	12.39%	–	–	–
Total Unsecured Debt	13,672.5	1,457.6	14.21%	–	–	–
Secured
Secured borrowings	10,359.2	279.6	3.60%	10,181.8	359.2	4.70%
First Lien Term Facility(1)	–	–	–	2,555.0	42.9	2.24%
Revolving Credit Facility	–	–	–	204.7	4.7	3.06%
Series A Notes(1)	1,141.6	683.8	79.86%	13,973.6	1,320.9	12.60%
Series B Notes(1)	–	–	–	8.4	2.1	33.47%
Series C Notes (other)	–	–	–	1,340.7	61.0	6.07%
Series C Notes (Exchanged)(1)	–	–	–	3,060.5	226.6	9.87%
Other debt	–	–	–	141.7	12.8	12.04%
Total Secured Debt	11,500.8	963.4	11.17%	31,466.4	2,030.2	8.60%
Total Long-term Borrowings	$25,173.3	$2,421.0	12.82%	$31,466.4	$2,030.2	8.60%

(1)	The interest expense for the Series C Notes (Exchanged), Series A Notes, Series B Notes and First Lien Term Facility include the following accelerated FSA accretion (amortization) and prepayment penalties:

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2012	2012	2011	2012	2011
Series C Notes – (Exchanged) – accelerated FSA	$453.9	$264.9	$–	$718.8	$–
Series A Notes – accelerated FSA	–	–	87.4	596.9	225.4
Series A Notes – prepayment penalty	–	–	20.0	–	90.0
Series B Notes – accelerated FSA	–	–	–	–	(13.5)
Series B Notes – prepayment penalty	–	–	–	–	15.0
First Lien Term Facility – accelerated FSA	–	–	(85.0)	–	(85.0)
Total accelerated FSA and prepayment penalty	$453.9	$264.9	$22.4	$1,315.7	$231.9

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   85

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

86   CIT GROUP INC

NON-GAAP FINANCIAL MEASUREMENTS

The SEC adopted regulations that apply to any public disclosure or release of material information that includes a non-GAAP financial measure. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosure about Market Risk contain certain non-GAAP financial measures. Due to the nature of our financing and leasing assets, which include a higher proportion of operating lease equipment than most bank holding companies, and the impact of fresh start accounting following our 2009 restructuring, certain financial measures commonly used by other bank holding companies are not as meaningful for our Company. Therefore, management uses certain non-GAAP financial measures to evaluate our performance. We intend our non-GAAP financial measures to provide additional information and insight regarding operating results and financial position of the business and in certain cases to provide financial information that is presented to rating agencies and other users of financial information. These measures are not in accordance with, or a substitute for, GAAP and may be different from or inconsistent with non-GAAP financial measures used by other companies. See footnotes below the tables for additional explanation of non-GAAP measurements.

Total Net Revenues(1) and Net Operating Lease Revenues(2) (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2012	2012	2011	2012	2011
Total Net Revenue(1)
Interest income	$374.1	$409.3	$502.8	$1,195.0	$1,741.2
Rental income on operating leases	444.4	445.5	409.0	1,329.2	1,238.1
Finance revenue	818.5	854.8	911.8	2,524.2	2,979.3
Interest expense	(812.1)	(639.2)	(603.1)	(2,531.0)	(2,108.1)
Depreciation on operating lease equipment	(134.5)	(130.7)	(124.3)	(402.7)	(437.7)
Net finance revenue	(128.1)	84.9	184.4	(409.5)	433.5
Other income	81.2	144.0	242.8	474.6	746.6
Total net revenues	$(46.9)	$228.9	$427.2	$65.1	$1,180.1
Net Operating Lease Revenue(2)
Rental income on operating leases	$444.4	$445.5	$409.0	$1,329.2	$1,238.1
Depreciation on operating lease equipment	(134.5)	(130.7)	(124.3)	(402.7)	(437.7)
Net operating lease revenue	$309.9	$314.8	$284.7	$926.5	$800.4

Adjusted Net Finance Revenue as a % of Average Earning Assets(3) (dollars in millions)

	Quarters Ended
	September 30, 2012		June 30, 2012		September 30, 2011
Net finance revenue	$(128.1)	(1.59)%	$84.9	1.05%	$184.4	2.19%
FSA impact on net finance revenue	390.7	4.56%	184.1	1.97%	(56.2)	(0.82)%
Secured debt prepayment penalties	–	–	–	–	20.0	0.21%
Adjusted net finance revenue	$262.6	2.97%	$269.0	3.02%	$148.2	1.58%

	Nine Months Ended
	September 30, 2012		September 30, 2011
Net finance revenue	$(409.5)	(1.68)%	$433.5	1.67%
FSA impact on net finance revenue	1,121.1	4.33%	(113.5)	(0.57)%
Secured debt prepayment penalties	–	–	105.0	0.36%
Adjusted net finance revenue	$711.6	2.65%	$425.0	1.46%

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   87

Impacts of FSA Accretion and Debt Refinancing Costs on Pre-tax Income (Loss) by Segment (dollars in millions)

	Quarter Ended September 30, 2012
	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Consumer	Corporate & Other	Total
Pre-tax Loss – Reported	$(25.3)	$(94.7)	$(3.2)	$(57.0)	$(6.9)	$(114.1)	$(301.2)
Accelerated FSA Net Discount/(Premium) on Debt Extinguishments and Repurchases	69.8	229.1	16.1	59.1	12.1	67.7	453.9
Debt Related – Loss on Debt Extinguishments	–	–	–	–	–	16.8	16.8
Pre-tax Income (Loss) – Excluding Debt Refinancing Costs	44.5	134.4	12.9	2.1	5.2	(29.6)	169.5
Net FSA Accretion (excluding debt related acceleration)	(23.1)	(33.3)	0.6	(8.7)	(5.2)	3.2	(66.5)
Pre-tax Income (Loss) – Excluding Debt Refinancing Costs & FSA Net Accretion	$21.4	$101.1	$13.5	$(6.6)	$–	$(26.4)	$103.0

	Quarter Ended June 30, 2012
Pre-tax Income/(Loss) – Reported	$49.5	$(0.2)	$3.1	$(12.1)	$30.3	$(112.3)	$(41.7)
Accelerated FSA Net Discount/(Premium) on Debt Extinguishments and Repurchases	44.0	129.5	8.8	38.9	6.5	37.2	264.9
Debt Related – Loss on Debt Extinguishments	–	–	–	–	–	21.5	21.5
Pre-tax Income (Loss) – Excluding Debt Refinancing Costs	93.5	129.3	11.9	26.8	36.8	(53.6)	244.7
Net FSA Accretion (excluding debt related acceleration)	(63.8)	(36.7)	0.9	(9.2)	(21.2)	4.4	(125.6)
Pre-tax Income (Loss) – Excluding Debt Refinancing Costs & FSA Net Accretion	$29.7	$92.6	$12.8	$17.6	$15.6	$(49.2)	$119.1

	Quarter Ended September 30, 2011
Pre-tax Income/(Loss) – Reported	$29.6	$98.0	$10.6	$85.4	$9.7	$(226.5)	$6.8
Accelerated FSA Net Discount/(Premium) on Debt Extinguishments and Repurchases	0.3	1.4	0.1	(1.0)	0.9	0.7	2.4
Debt Related – Loss on Debt Extinguishments	–	–	–	–	–	146.6	146.6
Debt Related – Prepayment Penalties	–	–	–	–	–	20.0	20.0
Pre-tax Income (Loss) – Excluding Debt Refinancing Costs	29.9	99.4	10.7	84.4	10.6	(59.2)	175.8
Net FSA Accretion (excluding debt related acceleration)	(39.5)	(23.0)	2.9	(19.5)	(12.1)	6.3	(84.9)
Pre-tax Income (Loss) – Excluding Debt Refinancing Costs & FSA Net Accretion	$(9.6)	$76.4	$13.6	$64.9	$(1.5)	$(52.9)	$90.9

	Nine Months Ended September 30, 2012
	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Consumer	Corporate & Other	Total
Pre-tax Income/(Loss) – Reported	$94.5	$(293.1)	$(17.1)	$(182.2)	$(0.8)	$(349.9)	$(748.6)
Accelerated FSA Net Discount/(Premium) on Debt Extinguishments and Repurchases	220.9	637.4	46.1	197.1	34.5	179.7	1,315.7
Debt Related – Loss on Debt Extinguishments	–	–	–	–	–	61.2	61.2
Pre-tax Income (Loss) – Excluding Debt Refinancing Costs	315.4	344.3	29.0	14.9	33.7	(109.0)	628.3
Net FSA Accretion (excluding debt related acceleration)	(123.9)	(97.0)	3.4	(27.0)	(21.7)	14.5	(251.7)
Pre-tax Income (Loss) – Excluding Debt Refinancing Costs & FSA Net Accretion	$191.5	$247.3	$32.4	$(12.1)	$12.0	$(94.5)	$376.6

88   CIT GROUP INC

Impacts of FSA Accretion and Debt Refinancing Costs on Pre-tax Income (Loss) by Segment (dollars in millions)

	Nine Months Ended September 30, 2011
	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Consumer	Corporate & Other	Total
Pre-tax Income/(Loss) – Reported	$200.8	$167.8	$8.3	$124.1	$18.8	$(410.0)	$109.8
Accelerated FSA Net Discount/(Premium) on Debt Extinguishments and Repurchases	29.5	50.2	5.5	25.8	3.4	12.5	126.9
Debt Related – Loss on Debt Extinguishments	–	–	–	–	–	146.6	146.6
Debt Related – Prepayment Costs	–	–	–	–	–	105.0	105.0
Pre-tax Income (Loss) – Excluding Debt Refinancing Costs	230.3	218.0	13.8	149.9	22.2	(145.9)	488.3
Net FSA Accretion (excluding debt related acceleration)	(168.8)	(72.8)	9.0	(78.0)	(36.0)	19.8	(326.8)
Pre-tax Income (Loss) – Excluding Debt Refinancing Costs & FSA Net Accretion	$61.5	$145.2	$22.8	$71.9	$(13.8)	$(126.1)	$161.5

Earning Assets(3) (dollars in millions)

	September 30, 2012	June 30, 2012	December 31, 2011
Earning Assets(3)
Loans	$20,383.4	$20,100.5	$19,885.5
Operating lease equipment, net	12,072.0	11,896.4	11,991.6
Assets held for sale	1,421.1	1,434.0	2,332.3
Credit balances of factoring clients	(1,224.9)	(1,164.1)	(1,225.5)
Total earning assets	$32,651.6	$32,266.8	$32,983.9
Commercial segments earning assets	$28,355.0	$27,809.4	$26,638.5

Tangible Book Value (dollars in millions)

	September 30, 2012	June 30, 2012	December 31, 2011
Tangible Book Value
Total common stockholders’ equity	$8,086.0	$8,380.9	$8,888.5
Less: Goodwill	(330.8)	(330.8)	(330.8)
Intangible assets	(37.3)	(42.3)	(63.6)
Tangible book value	$7,717.9	$8,007.8	$8,494.1

(1)	Total net revenues are the combination of net finance revenue and other income and is an aggregation of all sources of revenue for the Company. Total net revenues is used by management to monitor business performance. Given our asset composition includes a high level of operating lease equipment (37% of average earning assets), NFM is a more appropriate metric than net interest margin (“NIM”) (a common metric used by other bank holding companies), as NIM does not fully reflect the earnings of our portfolio because it includes the impact of debt costs of all our assets but excludes the net revenue (rental revenue less depreciation) from operating leases.

(2)	Total net operating lease revenue is the combination of rental income on operating leases less depreciation on operating lease equipment. Total net operating lease revenues is used by management to monitor portfolio performance.

(3)	Earning assets are utilized in certain revenue and earnings ratios. Earning assets are net of credit balances of factoring clients. This net amount represents the amounts we fund.

Item 2: Management’s Discussion and Analysis and Item 3: Quantitative and Qualitative Disclosures about Market Risk   89

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

90   CIT GROUP INC

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2012. Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.

(b) Changes In Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  Risk Factors

For a discussion of certain risk factors affecting CIT, see Part I, Item 1A: Risk Factors, of CIT’s 2011 Annual Report on Form 10-K, Forward-Looking Statements of this Form 10-Q and an amended and updated risk factor included in our Form 10-Q for the quarter ended June 30, 2012 to provide additional disclosure regarding certain information security breaches.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

No purchases of CIT equity securities were made during the 2012 third quarter and there were no such equity securities that may yet be purchased under any repurchase plans or programs.

ITEM 4.  Mine Safety Disclosure

Not applicable.

92   CIT GROUP INC

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

Item 6:  Exhibits  93

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

94   CIT GROUP INC

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

4.28
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

Item 6:  Exhibits  95

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

96   CIT GROUP INC

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

32.1***	Certification of John A. Thain pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6:  Exhibits  97

32.2***	Certification of Scott T. Parker pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

98   CIT GROUP INC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 9, 2012	CIT GROUP INC.
/s/ Scott T. Parker
Scott T. Parker
Executive Vice President and Chief Financial Officer

/s/ E. Carol Hayles
E. Carol Hayles
Executive Vice President and Controller

Item 6:  Exhibits  99