Form 10-K
period 2012-12-31
CIT GROUP INC
filed 2013-03-01
CIK 1171825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2012	or	| | Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-31369

CIT GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-1051192 (IRS Employer Identification No.)

11 West 42nd Street, New York, New York (Address of Registrant’s principal executive offices)	10036 (Zip Code)

(212) 461-5200 Registrant’s telephone number including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $0.01 per share	Name of each exchange on which registered New York Stock Exchange

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

At February 11, 2013, there were 201,077,039 shares of CIT’s common stock, par value $0.01 per share, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |  | No |X|

The aggregate market value of voting common stock held by non-affiliates of the registrant, based on the New York Stock Exchange Composite Transaction closing price of Common Stock ($35.64 per share, 200,456,564 shares of common stock outstanding), which occurred on June 30, 2012, was $7,144,271,941. For purposes of this computation, all officers and directors of the registrant are deemed to be affiliates. Such determination shall not be deemed an admission that such officers and directors are, in fact, affiliates of the registrant.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes |X| No |  |

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III hereof to the extent described herein.

CIT ANNUAL REPORT 2012    1

Table of Contents

2    CIT ANNUAL REPORT 2012

PART ONE

Item 1: Business Overview

BUSINESS DESCRIPTION

CIT Group Inc., together with its subsidiaries (“we”, “our”, “CIT” or the “Company”) has provided financial solutions to its clients since its formation in 1908. CIT became a bank holding company (“BHC”) in December 2008, and is regulated by the Board of Governors of the Federal Reserve System (“FRS”) and the Federal Reserve Bank of New York (“FRBNY”) under the U.S. Bank Holding Company Act of 1956 (“BHC Act”). CIT Bank, a wholly-owned subsidiary, is a state chartered bank located in Salt Lake City, Utah, that offers commercial financing and leasing products as well as deposit products, such as certificates of deposits (“CDs”) and savings accounts.

We operate primarily in North America, with locations in Europe, South America and Asia. We are a commercial lender and lessor, providing financial solutions to small businesses and middle market companies. Our clients operate in over 20 countries and in over 30 industries, including transportation, particularly aerospace and rail, manufacturing and retail. We originated over $9 billion of funded new business volume during 2012 and have nearly $34 billion of financing and leasing assets at December 31, 2012.

Each business has industry alignment and focuses on specific sectors, products and markets, with portfolios diversified by client and geography. Our principal product and service offerings include:

Products and Services
• Account receivables collection	• Factoring services
• Acquisition and expansion financing	• Financial risk management
• Asset management and servicing	• Import and export financing
• Asset-based loans	• Insurance services
• Credit protection	• Leases: operating, capital and leveraged
• Debt restructuring	• Letters of credit / trade acceptances
• Debt underwriting and syndication	• Mergers and acquisition advisory services
• Debtor-in-possession / turnaround financing	• Secured lines of credit
• Deposits (certificates of deposit, savings accounts)	• Small business loans
• Enterprise value and cash flow loans	• Vendor financing

We source business through marketing efforts directly to borrowers, lessees, manufacturers, vendors and distributors, and through referral sources and other intermediaries. We also buy participations in syndications of finance receivables and lines of credit and periodically purchase finance receivables on a whole-loan basis.

We generate revenue by earning interest on loans we hold on our balance sheet, collecting rentals on equipment we lease, and earning fee and other income for financial services we provide. We syndicate and sell certain finance receivables and equipment to leverage our origination capabilities, reduce concentrations, manage our balance sheet and maintain liquidity.

We set underwriting standards for each business unit and employ portfolio risk management models to achieve desired portfolio demographics. Our collection and servicing operations are organized by business and geography in order to provide efficient client interfaces and uniform customer experiences.

Our primary bank subsidiary is CIT Bank, a state chartered bank located in Salt Lake City, Utah. CIT Bank is subject to regulation and examination by the Federal Deposit Insurance Corporation (“FDIC”) and the Utah Department of Financial Institutions (“UDFI”). Though non-bank subsidiaries, both in the U.S. and abroad, currently own the majority of the Company’s assets as of December 31, 2012, the vast majority of new U.S. business volume and asset growth is being originated in CIT Bank.

CIT ANNUAL REPORT 2012    3

BUSINESS SEGMENTS

CIT meets customer financing requirements through five reportable business segments.

SEGMENT	MARKET AND SERVICES

Corporate Finance	Lending, leasing and other financial and advisory services, to small and middle-market companies across select industries.
Transportation Finance	Large ticket equipment leases and other secured financing, primarily to companies in aerospace and rail industries.
Trade Finance	Factoring, receivables management products and secured financing to retail supply chain companies.
Vendor Finance	Partners with manufacturers and distributors to deliver financing and leasing solutions to end-user customers.
Consumer	Government-guaranteed student loan portfolios, which are in run-off.

Financial information about our segments is located in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data (Note 23 - Business Segment Information).

Item 1:  Business Overview

4    CIT ANNUAL REPORT 2012

CORPORATE FINANCE

Corporate Finance provides a range of financing options and offers advisory services to small and medium size companies in the U.S. and Canada and has a specialized lending unit focused on financial sponsors in Europe. Corporate Finance core products include asset-based and cash flow lending, fee-based advisory products (e.g., financial advisory, M&A) for middle-market customers, equipment leasing and financing, and commercial real estate financing.

Corporate Finance offers a product suite primarily composed of senior secured loans collateralized by accounts receivable, inventory, machinery & equipment and intangibles to finance various needs of our customers, such as working capital, plant expansion, acquisitions and recapitalizations. These loans include revolving lines of credit and term loans and, depending on the nature and quality of the collateral, may be referred to as asset-based loans or cash flow loans. We also have a portfolio of SBA 7(a) guaranteed loans, which are partially guaranteed by the U.S. Small Business Administration (“SBA”).

Middle Market Lending business provides financing to customers in a wide range of industries (including Commercial & Industrial, Communications, Media & Entertainment, Healthcare, and Energy):

-	Commercial & Industrial includes wholesale trade (both durable and non-durable goods), business services, miscellaneous retail, chemicals and allied products, food and kindred products and numerous other industries.

-	Communications, Media, & Entertainment includes broadcast, cable, entertainment, gaming, sports franchise, telephony, wireless and tower, and other related industries.

-	Healthcare includes skilled nursing facilities, home health and hospice companies, acute care hospitals, dialysis companies and outpatient services, among others.

-	Energy clients are in industries that include conventional and renewable power generation, coal mining, oil and gas production, and energy services.

Commercial Real Estate Finance (“REF”) provides senior secured commercial real estate loans to developers and other commercial real estate professionals. REF focuses on stable, cash flowing properties and originates construction loans to highly experienced and well capitalized developers.

Key risks faced by Corporate Finance are credit risk, business risk and asset risk. Risks associated with secured financings relate to the ability of the borrower to repay its loan and the value of the collateral underlying the loan should the borrower default on its obligations.

Corporate Finance is exposed to business risk related to its ability to profitably originate and price new business. Demand for CIT’s Corporate Finance services is broadly affected by the level of economic growth and is more specifically affected by the level of economic activity in CIT’s target industries. If demand for CIT’s products and services declines, then new business volume originated by CIT Corporate Finance will decline. Likewise, changes in supply and demand of CIT’s products and services also affect the pricing CIT can command from the market.

Specific to syndications activity, Corporate Finance is exposed to business risk related to fee income from syndication/club deal activity. In such transactions CIT earns fees for arranging and selling loan exposures to other lenders. Under adverse market circumstances, CIT would be exposed to risk arising from the inability to sell loans on to other lenders.

In our small business lending, the collateral consists in most instances of real estate. If it was determined that an SBA loan was not underwritten or serviced correctly, the SBA guarantee would not be honored.

TRANSPORTATION FINANCE

Transportation Finance is a leading provider of aircraft and railcar leasing and financing solutions to operators and suppliers in the global aviation and North American rail car industries. We also provide lending and other financial products and services to companies in the transportation sector including those in the business aircraft, maritime and aerospace and defense industries. Transportation Finance operates through five specialized business units: Commercial Air, Rail, Business Air, Transportation Lending, and Maritime Finance, with Commercial Air and Rail accounting for the vast majority of the segment’s assets, revenues and earnings. Maritime Finance was launched as a distinct business in the fourth quarter of 2012, although CIT has periodically financed assets within the sector on a small scale.

We have achieved a leadership position in transportation finance by leveraging our deep industry experience and core strengths in technical asset management, customer relationship management and credit analysis. We have extensive experience in managing equipment over its full life cycle, including purchasing new equipment, estimating residual values and remarketing by re-leasing or selling equipment. Transportation Finance is a global business, with leasing operations (primarily aerospace) around the world and expanding lending platforms.

Commercial Air provides aircraft leasing and lending, asset management, aircraft valuation and advisory services. The unit’s primary clients include global and regional airlines around the world. Offices are located in the U.S., Europe and Asia. As of December 31, 2012, our commercial aerospace financing and leasing portfolio consists of over 300 aircraft with a weighted average age of 5 years, which are placed with about 100 clients.

Rail leases railcar equipment to railroads and shippers throughout North America. We serve approximately 500 customers, including all of the U.S. and Canadian Class I railroads (railroads with annual revenues of at least $250 million) and other non-rail companies, such as shippers and power and energy companies. Our operating lease fleet consists of more than 100,000 rail cars, including covered hopper cars used to ship grain and agricultural products, plastic pellets and cement, gondola cars for coal, steel coil and mill service, open hopper cars for coal and aggregates, center beam flat cars for lumber, boxcars for paper and auto parts, tank cars, and approximately 400 locomotives.

Business Air offers financing and leasing programs for corporate and private owners of business jet aircraft, primarily in the U.S.

Transportation Lending provides loan and lease financing solutions to companies within the aerospace, defense and other

CIT ANNUAL REPORT 2012    5

transportation sectors, directly or through financial sponsors and intermediaries.

Maritime Finance offers secured loans to owners and operators of oceangoing and inland cargo vessels, as well as offshore vessels and drilling rigs.

The primary asset type held by Transportation Finance is equipment that the business purchases (predominantly commercial aircraft and railcars) and leases to commercial end-users. The typical structure for leasing of large ticket transportation assets is an operating lease. Transportation Finance also has a loan portfolio consisting primarily of senior, secured loans. The primary source of revenue for Transportation Finance is rents collected on leased assets, and to a lesser extent interest on loans, fees for services provided, and gains from assets sold.

The primary risks for Transportation Finance are asset risk (resulting from ownership of the equipment on operating lease) and credit risk. Asset risk arises from fluctuations in supply and demand for underlying equipment leased. Transportation Finance invests in long-lived equipment; commercial aircraft have a useful life of approximately 20-25 years and railcars/locomotives have useful lives of approximately 35-50 years. This equipment is then leased to commercial end-users with average lease terms of approximately 5-10 years. CIT is exposed to the risk that, at the end of the lease term, the value of the asset will be lower than expected, resulting in reduced future lease income over the remaining life of the asset or a lower sale value.

Asset risk is generally recognized through changes to lease income streams from fluctuations in lease rates and/or utilization. Changes to lease income occur when the existing lease contract expires, the asset comes off lease, and Transportation Finance seeks to enter a new lease agreement. Asset risk may also change depreciation, resulting from changes in the residual value of the operating lease asset or through impairment of the asset carrying value.

Credit risk in the leased equipment portfolio results from the potential default of lessees, possibly driven by obligor specific or industry-wide conditions, and is economically less significant than asset risk for Transportation Finance, because in the operating lease business, there is no extension of credit to the obligor. Instead, the lessor deploys a portion of the useful life of the asset. Credit losses manifest through multiple parts of the income statement including loss of lease/rental income due to missed payments, time off lease, or lower rental payments than the existing contract either due to a restructuring or re-leasing of the asset to another obligor as well as higher expenses due to, for example, repossession costs to obtain, refurbish, and re-lease assets. Credit risk associated with loans relates to the ability of the borrower to repay its loan and the Company’s ability to realize the value of the collateral underlying the loan should the borrower default on its obligations. Risks associated with cash flow loans relate to the collectability of the loans should there be a decline in the credit worthiness of the client.

See “Concentrations” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 19 – Commitments of Item 8. Financial Statements and Supplementary Data for further discussion of our aerospace and rail portfolios.

TRADE FINANCE

Trade Finance offers a full range of domestic and international customized credit protection, lending and outsourcing services that include working capital and term loans, factoring, receivable management products, bulk purchases of accounts receivable, import and export financing and letter of credit programs to clients. A client (typically a manufacturer or importer of goods) is the counterparty to any factoring agreement, financing agreement, or receivables purchasing agreement that has been entered into with Trade Finance. Trade Finance services businesses that operate in several industries, including apparel, textile, furniture, home furnishings and consumer electronics. Trade Finance also can arrange for letters of credit, collateralized by accounts receivable and other assets, to be opened for the benefit of its clients’ suppliers. Although primarily U.S. based, Trade Finance also conducts business with clients and their customers internationally. Revenue is generated from commissions earned on factoring and related activities, interest on loans and other service fees.

Trade Finance typically provides financing to its clients through the factoring of their accounts receivable owed to them by their customers. A customer (typically a wholesaler or retailer) is the account debtor and obligor on trade accounts receivable that have been factored with and assigned to the factor. The assignment of accounts receivable by a client to a factor is traditionally known as “factoring” and results in payment by the client of a factoring commission that is commensurate with the underlying degree of credit risk and recourse, and which is generally a percentage of the factored receivables or sales volume. In addition to factoring commission and fees, Trade Finance may advance funds to its clients, typically in an amount up to 90% of eligible accounts receivable, charging interest on the advance, and satisfying the advance by the collection of factored accounts receivable. Trade Finance often integrates its clients’ operating systems with its own operating systems to facilitate the factoring relationship.

Clients use the products and services of Trade Finance for various purposes, including improving cash flow, mitigating or reducing customer credit risk, increasing sales, improving management systems information and outsourcing their bookkeeping, collection, and other receivable processing to Trade Finance.

The products and services provided by Trade Finance entail two dimensions of credit risk, customer and client. The largest risk for Trade Finance is customer credit risk in factoring transactions. Customer risk relates to the financial inability of a customer to pay on undisputed trade accounts receivable due from such customer to the factor. While smaller than customer credit exposure, there is also client credit risk in providing cash advances to factoring clients. Client risk relates to a decline in the credit worthiness of a borrowing client, their consequent inability to repay their loan to Trade Finance and the possible insufficiency of the underlying collateral (including the aforementioned customer accounts receivable) to cover any loan repayment shortfall. At December 31, 2012, client credit risk accounted for approximately 10% of total Trade credit exposure while customer credit risk accounted for the remaining 90%.

Trade Finance is also subject to a variety of business risks including operational, regulatory, financial as well as business risks

Item 1:  Business Overview

6    CIT ANNUAL REPORT 2012

related to competitive pressures from other banks, boutique factors, and credit insurers. These pressures create risk of reduced pricing and volume for CIT. In addition, client de-factoring can occur if retail credit conditions are benign for a long period and clients no longer demand factoring services for credit protection.

VENDOR FINANCE

Vendor Finance is a market leader in developing customized business solutions for small businesses and middle market companies, providing equipment financing and value-added services. Working with manufacturers, distributors and product resellers across multiple industries, we develop financing programs and financial solutions tailored to the commercial end-user customer’s needs that can enable increased sales by our vendor partners.

We provide customer-centric programs ranging from structured to referral programs. A key part of these partnership programs is integrating with the go-to-market strategy of our vendor partners and leveraging the vendor partners’ sales process, thereby maximizing efficiency and effectiveness.

These alliances allow our partners to focus on core competencies, reduce capital needs and drive incremental sales volume. We offer our partners (1) financing to end-user customers for purchase or lease of products, (2) enhanced sales tools such as asset management services, loan processing and real-time credit adjudication, and (3) tailored customer service.

Vendor Finance end-user customers are diverse, ranging from sole proprietors to multi-national corporations, but we are largely focused on small and middle market customers across a diversified set of industries.

Vendor Finance finances three primary types of equipment, information technology, telecom, and office equipment, but in some geographies, Vendor Finance also finances other types of equipment, such as healthcare, transportation, industrial equipment, printing and construction.

Vendor Finance (U.S. and internationally) offers in-country origination and regional servicing centers in many major markets around the world, industry and geographic expertise, and dedicated sales and credit teams. Our products include standard and customized financial solutions that meet vendor partner and end-user customer requirements, including asset-backed loans, capital leases and usage-based programs to the customers.

Key risks faced by Vendor Finance are credit risk, asset risk and business risk. The primary risk in Vendor Finance is credit risk, which arises through exposures to commercial customers in equipment leasing and financing transactions and their ability to repay their loans.

Another risk to which Vendor Finance is exposed is asset risk, namely that at the end of the lease term, the value of the asset will be lower than expected, resulting in reduced future lease income over the remaining life of the asset or a lower sale value.

Vendor Finance is also subject to business risk related to new business volume and pricing of new business. New business volume is impacted by economic conditions that affect business growth and expenditures, ultimately affecting global demand for essential-use equipment in CIT’s areas of expertise. Additionally, volume is influenced by CIT’s ability to maintain and develop relationships with its vendor partners. With regard to pricing, CIT’s Vendor Finance business is subject to potential threats from competitor activity or disintermediation by vendor partners, which could negatively affect CIT’s margins.

CONSUMER

Our Consumer segment consists of a portfolio of U.S. Government-guaranteed student loans that is currently in run-off. We ceased offering private student loans in 2007 and government-guaranteed student loans in 2008. CIT’s risk relates mainly to the ability of the borrower to repay its loan and is primarily limited to the portion, generally 2%–3%, that is not guaranteed by the U.S. Government. CIT also has a risk that it will be denied payment under the guarantee if it is determined that CIT committed a violation of applicable law or regulation in connection with its origination or servicing of the loan. CIT does not consider this risk material.

See “Concentrations” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of our student lending portfolios.

CORPORATE AND OTHER

Certain activities are not attributed to operating segments and are included in Corporate and Other. The most significant items for 2012 and 2011 are the net loss on debt extinguishments and costs associated with cash liquidity in excess of the amount required by the business units that management determines is prudent for the overall Company. In 2011 and 2010, Corporate and Other also included prepayment penalties associated with debt repayments (there were no such penalties in 2012). In each of 2012, 2011 and 2010, Corporate and Other includes mark-to-market adjustments on non-qualifying derivatives and restructuring charges for severance and facilities exit activities.

In 2011, we refined our capital and interest allocation methodologies for our segments. Management considered these to be changes in estimations to better refine segment profitability for users of the financial information. The Company did not conform prior periods, but has included certain 2010 data in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data (Note 23 – Business Segment Information) to assist in the year over year comparability.

CIT ANNUAL REPORT 2012    7

CIT BANK

Founded in 2000, CIT Bank (Member FDIC) is a wholly-owned subsidiary of CIT Group Inc. It is regulated by the FDIC and the UDFI. CIT Bank raises deposits from retail and institutional investors primarily through its online bank (www.BankOnCIT.com) and through broker channels in order to fund its lending activities. Its existing suite of deposit products include Certificates of Deposit (Achiever, Jumbo, and Term) and Savings Accounts.

CIT Bank’s assets are primarily commercial loans and leases of CIT’s four commercial segments. The commercial loans and leases originated in CIT Bank are reported in the respective commercial segment, i.e. Corporate Finance, Trade Finance, Transportation Finance and Vendor Finance. In 2012, nearly all of CIT’s U.S. new business originations were in CIT Bank.

CIT Bank made significant progress in 2012, raising more than $4.5 billion in online deposits; expanding its business activities to include equipment financing, commercial real estate lending and railcar leasing; and closing a committed funding facility to support financing to U.S. middle market businesses.

At year-end, CIT Bank remained well capitalized, maintaining Tier 1 and Total Capital ratios well above required levels.

EMPLOYEES

CIT employed approximately 3,560 people at December 31, 2012, of which approximately 2,630 were employed in the U.S. and 930 outside the U.S.

COMPETITION

Our markets are competitive, based on factors that vary by product, customer, and geographic region. Our competitors include global and domestic commercial and investment banks, regional and community banks, captive finance companies, and leasing companies. In most of our business segments, we have a few large competitors with significant penetration and many smaller niche competitors.

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

There has been substantial consolidation and convergence among companies in the financial services industry. The trend toward consolidation and convergence significantly increased the geographic reach of some of our competitors and hastened the globalization of financial services markets. To take advantage of some of our most significant international challenges and opportunities, we must continue to compete successfully with financial institutions that are larger, have better access to low cost funding, and may have a stronger local presence and longer operating history outside the U.S.

As a result, we tend not to compete on price, but rather on industry experience, asset and equipment knowledge, and customer service. The regulatory environment in which we and/or our customers operate also affects our competitive position.

2009 RESTRUCTURING

On November 1, 2009, the parent company (CIT Group Inc.) and one non-operating subsidiary, CIT Group Funding Company of Delaware LLC (“Delaware Funding”), filed prepackaged voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. CIT emerged from bankruptcy on December 10, 2009. None of the documents filed with the bankruptcy court are incorporated by reference into this Form 10-K and such documents should not be considered or relied on in making any investment decisions involving our common stock or other securities.

The information contained in this annual report about CIT for the years ended December 31, 2012, 2011 and 2010, reflect the impact of fresh start accounting adjustments, and is not necessarily comparable with information provided for prior periods. Further discussions of these events were disclosed in our Form 10-K for the year ended December 31, 2011, Item 8. Financial Statements and Supplementary Data (Notes 1 and 26).

Item 1:  Business Overview

8    CIT ANNUAL REPORT 2012

REGULATION

We are extensively regulated by federal and state banking laws, regulations and policies. Such laws and regulations are intended primarily for the protection of depositors, customers and the federal deposit insurance fund (DIF), as well as to minimize risk to the banking system as a whole, and not for the protection of our shareholders or non-depository creditors. Bank regulatory agencies have broad examination and enforcement power over bank holding companies (BHCs) and their subsidiaries, including the power to impose substantial fines, limit dividends, restrict operations and acquisitions and require divestitures. BHCs and banks, as well as subsidiaries of both, are prohibited by law from engaging in practices that the relevant regulatory authority deems unsafe or unsound. CIT is a BHC subject to regulation and examination by the Board of Governors of the Federal Reserve System (FRB) and the FRBNY under the BHC Act. As a BHC, CIT is subject to certain limitations on our activities, transactions with affiliates, and payment of dividends and certain standards for capital and liquidity, safety and soundness, and incentive compensation, among other matters. Under the system of “functional regulation” established under the BHC Act, the FRB supervises CIT, including all of its non-bank subsidiaries, as an “umbrella regulator” of the consolidated organization. CIT Bank is chartered as a state bank by the UDFI and is not a member bank of the Federal Reserve System. CIT’s principal regulator is the FRB and CIT Bank’s principal regulators are the FDIC and the UDFI.

Certain of our subsidiaries are subject to regulation by other governmental agencies. Student Loan Xpress, Inc., a Delaware corporation, conducts its business through various third party banks authorized by the Department of Education, including Fifth Third Bank, Manufacturers and Traders Trust Company, and The Bank of New York Mellon, as eligible lender trustees. CIT Small Business Lending Corporation, a Delaware corporation, is licensed by and subject to regulation and examination by the U.S. Small Business Administration (SBA). The portfolio of government guaranteed small business loans in CIT Bank are also subject to regulation and examination by the SBA. CIT Capital Securities L.L.C., a Delaware limited liability company, is a broker-dealer licensed by the Financial Industry Regulatory Authority (FINRA), and is subject to regulation by FINRA and the Securities and Exchange Commission (SEC).

Our insurance operations are primarily conducted through The Equipment Insurance Company, a Vermont corporation; CIT Insurance Company Limited, a Missouri corporation; CIT Insurance Agency, Inc., a Delaware corporation; and Equipment Protection Services (Europe) Limited, an Irish company. Each company is licensed to enter into insurance contracts and is subject to regulation and examination by insurance regulators. We have various other banking corporations in Brazil, France, Italy, and Sweden, each of which is subject to regulation and examination by banking and securities regulators. CIT Bank Limited, an English corporation, is licensed as a bank and broker-dealer and is subject to regulation and examination by the Financial Services Authority of the United Kingdom.

The regulation and oversight of the financial services industry have undergone significant revision in the past several years. In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), which was enacted in July 2010, made extensive changes to the regulatory structure and environment affecting banks, BHCs, non-bank financial companies, broker dealers, and investment advisory and management firms. The Dodd-Frank Act requires extensive rulemaking by various regulatory agencies, which is ongoing. Any changes resulting from the Dodd-Frank Act rulemaking process, as well as any other changes in the laws or regulations applicable to us more generally, may negatively impact the profitability of our business activities, require us to change certain of our business practices, materially affect our business model or affect retention of key personnel, require us to raise additional regulatory capital, increase the amount of liquid assets that we hold, otherwise affect our funding profile or expose us to additional costs (including increased compliance costs). Any such changes may also require us to invest significant management attention and resources to make any necessary changes and may adversely affect our ability to conduct our business as previously conducted or our results of operations or financial condition.

Written Agreement

On August 12, 2009, CIT entered into a Written Agreement with the FRBNY. The Written Agreement requires regular reporting to the FRBNY, the submission of plans related to corporate governance, credit risk management, capital, liquidity and funds management, the Company’s business and the review and revision, as appropriate, of the Company’s consolidated allowances for loan and lease losses methodology. CIT must obtain prior written approval by the FRBNY for payment of dividends and distributions; incurrence of debt, other than in the ordinary course of business; and the purchase or redemption of stock. The Written Agreement also requires CIT to notify the FRBNY prior to the appointment of new directors or senior executive officers; and places restrictions on indemnification and severance payments.

Pursuant to the requirements of the Written Agreement, CIT has increased its staffing of critical senior control functions, including corporate risk management, regulatory reporting, compliance, and internal audit. CIT also refined and improved its credit evaluation processes and procedures, the calculation of its allowance for loan and lease losses, and its credit reporting to senior management and the Board of Directors (the Board), including providing additional training to credit officers. Under its capital and liquidity plans, CIT has retained significant cash balances to manage short term funding risk, modified its debt structure to develop more diverse market access, and enhanced its capital allocation model and stress tests to better monitor its capital requirements. The primary impact of the Written Agreement on CIT’s financial results has been to increase expense levels as a result of additional hiring in control functions and additional expenditures on consultants and systems and technology, most of which would have been incurred in any event.

Pursuant to the Written Agreement, the Board appointed a Special Compliance Committee of the Board to monitor and coordinate compliance with the Written Agreement. We provide periodic reports to the FRBNY on our progress in fulfilling the requirements of the Written Agreement. Management believes it

CIT ANNUAL REPORT 2012    9

has satisfied the requirements of the Written Agreement and continues to communicate closely with the FRBNY.

Banking Supervision and Regulation

Bank Holding Company Activities

In general the BHC Act limits the business of BHCs that have not elected to be treated as financial holding companies under the BHC Act to banking, managing or controlling banks, performing servicing activities for subsidiaries, and engaging in activities that the FRB has determined, by order or regulation, are so closely related to banking as to be a proper incident thereto. CIT is a BHC that has not elected to be treated as a financial holding company under the BHC Act.

The Dodd-Frank Act places additional limits on the activities of banks and their affiliates by prohibiting them from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds) and requires the federal financial regulatory agencies to adopt rules implementing these prohibitions. This statutory provision is commonly called the “Volcker Rule”. It became effective in July 2012, and banking entities subject to the Volcker Rule have two years, until July 2014, to bring their activities and investments into compliance with the rule’s requirements. In October 2011, federal regulators proposed rules to implement the Volcker Rule that included an extensive request for comments on the proposal. Although the comment period has closed, a final rule has not been adopted. The proposed rules are highly complex, and many aspects of their application remain uncertain. Based on the proposed rules, CIT does not currently anticipate that the Volcker Rule will have a material effect on the operations of CIT and its subsidiaries. CIT would incur costs if it is required to adopt additional policies and systems to ensure compliance with the Volcker Rule. Until a final rule is adopted, the precise financial impact of the rule on CIT, its customers or the financial industry more generally cannot be determined.

Capital Requirements

As a BHC, CIT is subject to consolidated regulatory capital requirements administered by the FRB. CIT Bank is subject to similar capital requirements administered by the FDIC. The current risk-based capital guidelines applicable to CIT are based upon the 1988 capital accord (Basel I) of the Basel Committee on Banking Supervision (the Basel Committee).

General Risk-Based Capital Requirements. CIT computes and reports its risk-based capital ratios in accordance with the general risk based capital rules set by the U.S. banking agencies and based upon Basel I. As applicable to CIT, Tier 1 capital generally includes common shareholders’ equity, retained earnings, and minority interests in equity accounts of consolidated subsidiaries, less the effect of certain items in accumulated other comprehensive income, goodwill and intangible assets, one-half of the investment in unconsolidated subsidiaries and other adjustments. Under currently applicable guidelines, Tier 1 capital can also include qualifying non-cumulative perpetual preferred stock and a limited amount of trust preferred securities and qualifying cumulative perpetual preferred stock, none of which CIT currently has outstanding. Tier 2 capital consists of the allowance for credit losses up to 1.25 percent of risk-weighted assets less one-half of the investment in unconsolidated subsidiaries and other adjustments. In addition, Tier 2 capital includes perpetual preferred stock not qualifying as Tier 1 capital, qualifying mandatory convertible debt securities, and qualifying subordinated debt, none of which CIT currently has outstanding. The sum of Tier 1 and Tier 2 capital represents our qualifying “total capital”. Our Tier 1 capital must represent at least half of our qualifying “total capital”. Under the capital guidelines of the FRB, assets and certain off-balance sheet commitments and obligations, which are assigned asset equivalent weightings, are divided into risk categories, each of which is assigned a risk weighting ranging from 0% (e.g., for U.S. Treasury Bonds) to 100%.

CIT, like other BHCs, currently is required to maintain Tier 1 capital and “total capital” equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance sheet items, such as letters of credit). CIT Bank, like other depository institutions, is required to maintain equivalent capital levels under capital adequacy guidelines. In addition, for a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action discussed under “Prompt Corrective Action” below, its Tier 1 capital and “total capital” ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively.

CIT has committed to the FRB to maintain a total capital ratio of 13.0%. CIT’s Tier 1 capital and total capital ratios at December 31, 2012 were 16.3% and 17.0%, respectively. CIT Bank’s Tier 1 capital and total capital ratios at December 31, 2012 were 21.5% and 22.7%, respectively. The calculation of regulatory capital ratios by CIT is subject to review and consultation with the FRB, or the FDIC in the case of CIT Bank, which may result in refinements to estimated amounts.

Leverage Requirements. BHCs and depository institutions are also required to comply with minimum Tier 1 Leverage ratio requirements. The Tier 1 Leverage ratio is the ratio of a banking organization’s Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). BHCs and FDIC-supervised banks that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk are required to maintain a minimum Tier 1 Leverage ratio of 3.0%. All other BHCs and FDIC-supervised banks are required to maintain a minimum Tier 1 Leverage ratio of 4.0%, unless a different minimum is specified by an appropriate regulatory authority. In addition, for a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action discussed under “Prompt Corrective Action” below, its Tier 1 Leverage ratio must be at least 5.0%.

At December 31, 2012, CIT’s Tier 1 leverage ratio was 18.3% and CIT Bank’s Tier 1 leverage ratio was 20.2%.

Basel III and the New Standardized Risk-based Approach. In June 2012, the U.S. banking agencies issued three joint notices of proposed rulemaking (NPRs) that would substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, such as CIT and CIT Bank, compared to the current U.S. risk-based capital rules based on Basel I. The NPRs would implement the additional guidelines for strengthening international capital and liquidity regulation (Basel III) for U.S. banking organizations largely as proposed by the Basel Committee. The first NPR, the Basel III NPR, restricts the

Item 1:  Business Overview

10    CIT ANNUAL REPORT 2012

definition of regulatory capital, introduces a new common equity Tier 1 capital requirement, and proposes higher minimum regulatory capital requirements, including a requirement that institutions maintain a capital conservation buffer above the heightened minimum regulatory capital requirements to absorb losses during periods of economic stress. The Basel III NPR also limits the ability of institutions to pay dividends and other capital distributions and certain discretionary bonuses if regulatory capital levels decline into the capital conservation buffer.

Basel III revisions governing capital requirements are subject to a phased-in transition period, with full implementation on January 1, 2019. If Basel III is fully implemented in the current form, CIT will be required to maintain risk-based capital ratios at January 1, 2019 as follows:

	Minimum Capital Requirements – January 1, 2019
	Tier 1 Common Equity	Tier 1 Capital	Total Capital
Stated minimum ratio	4.5%	6.0%	8.0%
Capital conservation buffer	2.5%	2.5%	2.5%
Effective minimum ratio	7.0%	8.5%	10.5%

The Basel III NPR would also revise the prompt corrective action framework discussed under “Prompt Corrective Action” below by (i) introducing a common equity Tier 1 capital ratio requirement at each level (other than critically undercapitalized), with the required common equity Tier 1 capital ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8.0% (as compared to the current 6.0%); and (iii) eliminating the current provision that certain highly-rated depository institutions may have a 3.0% leverage ratio and still be well capitalized.

The second NPR, the Standardized Approach NPR, proposes changes to the current generalized risk-based capital requirements for determining risk-weighted assets that expands the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50%, and 100%) to a much larger number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories.

CIT expects to be subject to the Basel III and Standardized Approach NPRs. CIT does not meet the thresholds to be considered an advanced approach bank, however, and would not be subject to the Basel III NPR’s supplementary leverage ratio or countercyclical capital buffer implemented during times of excessive credit growth. The Basel III NPR was initially to become effective on January 1, 2013, and the Standardized Approach NPR was to become effective January 1, 2015. In November 2012, the U.S. bank regulatory agencies announced that they were indefinitely suspending the effective date of the NPRs.

Management believes that, as of December 31, 2012, CIT and CIT Bank would meet all capital adequacy requirements under the Basel III and Standardized Approach NPRs on a fully phased-in basis if such requirements were then effective. As required by the Dodd-Frank Act, in June 2011, the FRB and the FDIC adopted regulations imposing a continuing “floor” of the Basel I-based capital requirements in cases where any changes in capital regulations resulting from Basel III otherwise would permit lower requirements.

There can be no guarantee that the Basel III and the Standardized Approach NPRs will be adopted in their current form, what changes may be made before adoption, or when ultimate adoption will occur. Our compliance with requirements imposed as part of our stress tests, as discussed under “Stress Test and Capital Plan Requirements” below, may effectively require our compliance with the standards of Basel III and the NPRs, or with some higher capital standard, sooner than would otherwise be required.

Stress Test and Capital Plan Requirements

In October 2012, the FRB issued final regulations detailing stress test requirements for BHCs, savings and loan companies and state member banks with total consolidated assets greater than $10 billion.

With assets at December 31, 2012 of $44.0 billion, beginning this year CIT will be required to conduct annual stress tests using scenarios provided by the FRB, with final submission in March 2014. A stress test is defined as processes to assess the potential impact of scenarios on the consolidated earnings, losses, and capital of a company over a planning horizon, taking into account the company’s current condition, risks, exposures, strategies, and activities. Beginning in 2013, CIT will conduct annual stress tests in the fall for a 9 quarter planning horizon and using the FRB scenarios issued prior to November 15th of each year. CIT must submit its annual stress test results to the FRB by March 31st of each year. Beginning with the 2014 stress test, CIT will be required to publicly disclose its stress test results in a forum easily accessible to the public, such as CIT’s website.

Similarly, the FDIC published regulations requiring annual stress tests for FDIC-insured state nonmember banks and FDIC-insured state-chartered savings organizations with total consolidated assets of more than $10 billion1. CIT Bank is an FDIC-insured state nonmember bank with total assets of $12.2 billion as of December 31, 2012. CIT Bank exceeded $10 billion in assets at June 30, 2012 and will be required to conduct its first annual stress test using scenarios provided by the FDIC in the fall of 2013. Annual stress test results must be submitted before March 31st to the FDIC and the FRB and publicly disclosed, starting with

(1)	Total consolidated assets are determined as the average reported total assets in the Call Report over the most recent four quarters.

CIT ANNUAL REPORT 2012    11

the 2014 stress test, between June 15th and June 30th of the following year.

Should our total consolidated assets equal or exceed $50 billion2, CIT would be required to submit a capital plan annually to the FRB under the Capital Plan rules finalized in November 2011 as well as updated instructions and guidance published annually. While CIT is not currently subject to the Capital Plan rule, the FRB has the authority to require any bank holding company to submit annual capital plans based on the institution’s size, level of complexity, risk profile, scope of operations, or financial condition.

Furthermore, CIT would also be subject to stress test requirements for covered companies (subpart G of the FRB’s Regulation YY). Annually, CIT would be required to complete and submit a Supervisory stress test with the FRB’s economic scenarios, as part of its capital plan, by January 5th. Summary stress test results for the “severely adverse” scenario would be publicly disclosed between March 15th and March 31st. Furthermore, CIT would also be required to run annual Company-run mid-cycle stress tests with company-developed economic scenarios for submission to the FRB by July 5th. Public disclosure of the summary stress test results for the bank holding company’s “severely adverse” scenario would be made between September 15th and September 30th.

In January 2013, CIT submitted a capital plan to the FRBNY constructed in the spirit of a Capital Plan Review (“CapPR”) on a voluntary basis, which included a request for a modest return of capital. The capital plan and request considered the results of stress tests which were established in line with the supervisory guidance for stress testing and the FRB’s supervisory economic scenarios for the 2013 capital plan assessments.

Liquidity Requirements

Historically, regulation and monitoring of bank and BHC liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III final framework requires banks and BHCs to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward will be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium-and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements may create an incentive for banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. The Basel III liquidity framework contemplates that the LCR will be subject to an observation period continuing through mid-2013 and, subject to any revisions resulting from the analyses conducted and data collected during the observation period, begin a phased implementation process starting on January 1, 2015 that is expected to complete by January 1, 2019. It also contemplates that the NSFR will be subject to an observation period through mid-2016 and, subject to any revisions resulting from the analyses conducted and data collected during the observation period, implemented as a minimum standard by January 1, 2018. The federal banking agencies have not proposed rules implementing the final liquidity framework of Basel III and have not determined to what extent they will apply to U.S. banks that are not large, internationally active banks.

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, establishes five capital categories for FDIC-insured banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A depository institution is deemed to be “well capitalized,” the highest category, if it has a total capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater and a Tier 1 leverage ratio of 5% or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure. CIT Bank’s capital ratios were all in excess of minimum guidelines for well capitalized at December 31, 2012 and 2011. Neither CIT nor CIT Bank is subject to any order or written agreement regarding any capital requirements, but CIT has committed to its principal regulator to maintain a Total Capital ratio above the minimum requirement, as described above under “Capital Requirements – General Risk-Based Capital Requirements”.

FDICIA requires the applicable federal regulatory authorities to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum requirements. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions as the capital category of an institution declines. Undercapitalized, significantly undercapitalized and critically undercapitalized depository institutions are required to submit a capital restoration plan to their primary federal regulator. Although prompt corrective action regulations apply only to depository institutions and not to BHCs, the holding company must guarantee any such capital restoration plan in certain circumstances. The liability of the parent holding company under any such guarantee is limited to the lesser of five percent of the bank’s assets at the time it became “undercapitalized” or the amount needed to comply. The parent holding company might also be liable for civil money damages for failure to fulfill that guarantee. In the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent’s general unsecured creditors.

Regulators take into consideration both risk-based capital ratios and other factors that can affect a bank’s financial condition, including (a) concentrations of credit risk, (b) interest rate risk, and (c) risks from non-traditional activities, along with an institution’s ability to manage those risks, when determining capital adequacy. This evaluation is made during the institution’s safety and soundness examination. An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe

(2)	Total consolidated assets are determined as the average reported total assets in the FR Y-9C over the most recent four quarters.

Item 1:  Business Overview

12    CIT ANNUAL REPORT 2012

or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters.

Heightened Prudential Requirements for Large Bank Holding Companies

The Dodd-Frank Act imposes heightened prudential requirements on, among others, BHCs with at least $50 billion in total consolidated assets, based on the average of total consolidated assets for the last four quarters, and requires the FRB to establish prudential standards for those large BHCs that are more stringent than those applicable to other BHCs. In December 2011, the FRB issued for public comment a notice of proposed rulemaking establishing enhanced prudential standards responsive to these provisions for risk-based capital requirements and leverage limits, liquidity requirements, risk-management requirements, stress testing, concentration limits, and a debt-to-equity limit for certain companies that the Financial Stability Oversight Council (“FSOC”) has determined pose a grave threat to financial stability. To date, only the regulations with regard to stress tests as discussed in “Stress Test and Capital Plan Requirements” above have been finalized. The FRB has discretionary authority to establish additional prudential standards, on its own or at the FSOC’s recommendation, regarding contingent capital, enhanced public disclosures, short-term debt limits, and otherwise as it deems appropriate.

Most of the proposed rules will not apply to CIT for so long as its total consolidated assets remain below $50 billion. However, if CIT’s total consolidated assets are $50 billion or more, these rules will apply. Two aspects of the proposed rules – requirements for annual stress testing of capital under one base and two stress scenarios and certain corporate governance provisions requiring, among other things, that each BHC establish a risk committee of its board of directors with a “risk management expert” as one of its members – apply to BHCs with total consolidated assets of $10 billion or more, including CIT.

Acquisitions

Federal and state laws impose notice and approval requirements for mergers and acquisitions involving depository institutions or BHCs. The BHC Act requires the prior approval of the FRB for the direct or indirect acquisition by a BHC of more than 5% of any class of voting shares or all or substantially all of the assets of a bank or the merger or consolidation of any BHC with another BHC. In reviewing bank acquisition and merger applications, the bank regulatory authorities will consider, among other things, the competitive effect of the transaction, financial and managerial issues including the capital position of the combined organization, convenience and needs factors, including the applicant’s record under the Community Reinvestment Act of 1977 (“CRA”), the effectiveness of the subject organizations in combating money laundering activities and the transaction’s effect on the stability of the U.S. banking and financial systems. In addition, other acquisitions by CIT may be subject to formal or informal notice and approval by the FRB or other regulatory authorities.

Dividends

CIT is a legal entity separate and distinct from CIT Bank and CIT’s other subsidiaries. CIT provides a significant amount of funding to its subsidiaries, which is generally recorded as intercompany loans or equity. Most of CIT’s cash flow is comprised of interest on intercompany loans to its subsidiaries and dividends from its subsidiaries.

Under the terms of the Written Agreement, CIT cannot declare or pay dividends on common stock without the prior written consent of the FRBNY and the Director of the Division of Banking Supervision of the FRB.

The ability of CIT to pay dividends on common stock may be affected by, among other things, various capital requirements, particularly the capital and non-capital standards established for depository institutions under FDICIA, which may limit the ability of CIT Bank to pay dividends to CIT. The right of CIT, its stockholders, and its creditors to participate in any distribution of the assets or earnings of its subsidiaries is further subject to prior claims of creditors of CIT Bank and CIT’s other subsidiaries.

Utah state law imposes limitations on the payment of dividends by CIT Bank. A Utah state bank may declare a dividend out of the net profits of the bank after providing for all expenses, losses, interest, and taxes accrued or due from the bank. Furthermore, before declaring any dividend, a Utah bank must provide for not less than 10% of the net profits of the bank for the period covered by the dividend to be carried to a surplus fund until the surplus is equal to the bank’s capital. Utah law may also impose additional restrictions on the payment of dividends if CIT Bank sustains losses in excess of its reserves for loan losses and undivided profits.

It is the policy of the FRB that a BHC generally only pay dividends on common stock out of net income available to common shareholders over the past year; only if the prospective rate of earnings retention appears consistent with capital needs, asset quality, and overall financial condition; and only if the BHC is not in danger of failing to meet its minimum regulatory capital adequacy ratios. In the current financial and economic environment, the FRB indicated that BHCs should not maintain high dividend pay-out ratios unless both asset quality and capital are very strong. A BHC should not maintain a dividend level that places undue pressure on the capital of bank subsidiaries, or that may undermine the BHC’s ability to serve as a source of strength.

We anticipate that our capital ratios reflected in the stress test calculations required of us and the voluntary capital plan that we submitted as described under “Stress Test and Capital Requirements”, above, will be an important factor considered by the FRB in evaluating whether our proposed return of capital may be an unsafe or unsound practice. Additionally, should our total consolidated assets equal or exceed $50 billion, we would likely also be limited to paying dividends and repurchasing stock only in accordance with our annual capital plan submitted to the FRB under the Capital Plan rules. FRB guidance in the CapPR 2013 Summary Instructions and Guidance provide that capital plans contemplating dividend payout ratios exceeding 30% of projected after-tax net income will receive particularly close scrutiny.

Source of Strength Doctrine and Support for Subsidiary Banks

FRB policy and federal statute require BHCs such as CIT to serve as a source of strength to subsidiary banks and to commit capital and other financial resources. This support may be required at times when CIT may not be able to provide such support without adversely affecting its ability to meet other obligations. If CIT is unable to provide such support, the FRB could instead require

CIT ANNUAL REPORT 2012    13

the divestiture of CIT Bank and impose operating restrictions pending the divestiture. Any capital loans by a BHC to any of its subsidiary banks are subordinate in right of payment to depositors and to certain other indebtedness of the subsidiary bank. If a BHC commits to a federal bank regulator that it will maintain the capital of its bank subsidiary, whether in response to the FRB’s invoking its source of strength authority or in response to other regulatory measures, that commitment will be assumed by the bankruptcy trustee and the bank will be entitled to priority payment in respect of that commitment.

Enforcement Powers of Federal Banking Agencies

The FRB and other U.S. banking agencies have broad enforcement powers with respect to an insured depository institution and its holding company, including the power to impose cease and desist orders, substantial fines and other civil penalties, terminate deposit insurance, and appoint a conservator or receiver. Failure to comply with applicable laws or regulations could subject CIT or CIT Bank, as well as their officers and directors, to administrative sanctions and potentially substantial civil and criminal penalties.

Resolution Planning

As required by the Dodd-Frank Act, the FRB and FDIC have jointly issued a final rule that requires certain organizations, including BHCs with consolidated assets of $50 billion or more, to report periodically to regulators a resolution plan for their rapid and orderly resolution in the event of material financial distress or failure. Such a resolution plan must, among other things, ensure that its depository institution subsidiaries are adequately protected from risks arising from its other subsidiaries. The final rule sets specific standards for the resolution plans, including requiring a detailed resolution strategy, a description of the range of specific actions the company proposes to take in resolution, and an analysis of the company’s organizational structure, material entities, interconnections and interdependencies, and management information systems, among other elements. If CIT’s total consolidated assets increase to $50 billion or more, it would become subject to this requirement.

Orderly Liquidation Authority

The Dodd-Frank Act created the Orderly Liquidation Authority (OLA), a resolution regime for systemically important non-bank financial companies, including BHCs and their non-bank affiliates, under which the FDIC may be appointed receiver to liquidate such a company upon a determination by the Secretary of the U.S. Department of the Treasury (Treasury), after consultation with the President, with support by a supermajority recommendation from the FRB and, depending on the type of entity, the approval of the director of the Federal Insurance Office, a supermajority vote of the SEC, or a supermajority vote of the FDIC, that the company is in danger of default; that such default presents a systemic risk to U.S. financial stability and that the company should be subject to the OLA process. This resolution authority is similar to the FDIC resolution model for depository institutions, with certain modifications to reflect differences between depository institutions and non-bank financial companies and to reduce disparities between the treatment of creditors’ claims under the U.S. Bankruptcy Code and in an orderly liquidation authority proceeding compared to those that would exist under the resolution model for insured depository institutions.

An Orderly Liquidation Fund will fund OLA liquidation proceedings through borrowings from the Treasury and risk-based assessments made, first, on entities that received more in the resolution than they would have received in liquidation to the extent of such excess, and second, if necessary, on BHCs with total consolidated assets of $50 billion or more; any non-bank financial company supervised by the FRB; and certain other financial companies with total consolidated assets of $50 billion or more. If an orderly liquidation is triggered, CIT, if its total consolidated assets increase to $50 billion or more, could face assessments for the Orderly Liquidation Fund. We do not yet have an indication of the level of such assessments. Furthermore, were CIT to become subject to the OLA, the regime may also require changes to CIT’s structure, organization and funding pursuant to the guidelines described above.

FDIC Deposit Insurance

Deposits of CIT Bank are insured by the FDIC Deposit Insurance Fund (DIF) up to applicable limits and are subject to premium assessments.

The current assessment system applies different methods to small institutions with assets of less than $10 billion, which are classified as small institutions, and large institutions with assets of greater than $10 billion for more than four consecutive quarters. CIT Bank is an FDIC-insured state nonmember bank with total assets of $12.2 billion as of December 31, 2012. CIT Bank exceeded $10 billion in assets at June 30, 2012, and has maintained total assets in excess of $10 billion for three sequential quarters. If at March 31, 2013 CIT Bank has more than $10 billion in assets, it would be considered a large institution.

Small institutions are broken down into four risk categories according to their capitalization levels and supervisory evaluations. Small institutions that are well-capitalized and are assigned to the highest supervisory group (those determined to be financially sound institutions with only a few minor weaknesses) are assigned to Risk Category I, for which initial assessment rates are based on a combination of financial ratios and supervisory ratings (its CAMELS ratings). Small institutions that are not well-capitalized or are assigned to lower supervisory groups are assigned to Risk Categories II through IV, each of which has an associated initial assessment rate. The initial base assessment rates for Risk Category I range from 5-9 basis points on an annualized basis (basis points representing cents per $100 of assessable assets). The initial base assessment rates for Risk Categories II through IV are set at 14, 23 and 35 basis points on an annualized basis, respectively. After the effect of potential base rate adjustments described below (but not including the depository institution debt adjustment), the total base assessment rate can range from 2.5 to 9 basis points on an annualized basis for Risk Category I and from 9 to 24, 18 to 33 and 30 to 45 basis points on an annualized basis for Risk Categories II through IV, respectively.

For larger institutions, the FDIC uses a two scorecard system, one for most large institutions that have had more than $10 billion in assets as of December 31, 2006 (unless the institution subsequently reported assets of less than $10 billion for four

Item 1:  Business Overview

14    CIT ANNUAL REPORT 2012

consecutive quarters) or have had more than $10 billion in total assets for at least four consecutive quarters since December 31, 2006 and another for (i) “highly complex” institutions that have had over $50 billion in assets for at least four consecutive quarters and are directly or indirectly controlled by a U.S. parent with over $500 billion in assets for four consecutive quarters and (ii) certain processing banks and trust companies with total fiduciary assets of $500 billion or more for at least four consecutive quarters. Each scorecard has a performance score and a loss-severity score that is combined to produce a total score, which is translated into an initial assessment rate. In calculating these scores, the FDIC utilizes a bank’s capital level and CAMELS ratings and certain financial measures designed to assess an institution’s ability to withstand asset-related stress and funding-related stress. The FDIC also has the ability to make discretionary adjustments to the total score, up or down, by a maximum of 15 basis points, based upon significant risk factors that are not adequately captured in the scorecard. The total score translates to an initial base assessment rate on a non-linear, sharply increasing scale. For large institutions, the initial base assessment rate ranges from 5 to 35 basis points on an annualized basis. After the effect of potential base rate adjustments described below (but not including the depository institution debt adjustment), the total base assessment rate could range from 2.5 to 45 basis points on an annualized basis.

The potential adjustments to an institution’s initial base assessment rate include (i) potential decrease of up to 5 basis points for certain long-term unsecured debt (unsecured debt adjustment) and, (ii) except for well capitalized institutions with a CAMELS rating of 1 or 2, a potential increase of up to 10 basis points for brokered deposits in excess of 10% of domestic deposits (brokered deposit adjustment). As the DIF reserve ratio grows, the rate schedule will be adjusted downward. Additionally, an institution must pay an additional premium (the depository institution debt adjustment) equal to 50 basis points on every dollar (above 3% of an institution’s Tier 1 capital) of long-term, unsecured debt held that was issued by another insured depository institution (excluding debt guaranteed under the Temporary Liquidity Guarantee Program).

Under the Federal Deposit Insurance Act (FDIA), the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Transactions with Affiliates

Transactions between CIT Bank and its subsidiaries, on the one hand, and CIT and its other subsidiaries and affiliates, on the other hand, are regulated by the FRB and the FDIC pursuant to Sections 23A and 23B of the Federal Reserve Act. These regulations limit the types and amounts of transactions (including loans due and credit extensions from CIT Bank or its subsidiaries to CIT and its other subsidiaries and affiliates) as well as restrict certain other transactions (such as the purchase of existing loans or other assets by CIT Bank or its subsidiaries from CIT and its other subsidiaries and affiliates) that may otherwise take place and generally require those transactions to be on an arms-length basis and, in the case of extensions of credit, be secured by specified amounts and types of collateral. These regulations generally do not apply to transactions between CIT Bank and its subsidiaries.

All transactions subject to Sections 23A and 23B between CIT Bank and its affiliates are done on an arms-length basis. In addition, during 2012, approximately $280 million in loans and cash was transferred to CIT Bank and its subsidiaries from CIT as equity contributions in support of capital agreements related to student loans purchased from affiliates under a 23A and 23B exemption granted by the FRB. Furthermore, to ensure ongoing compliance with Sections 23A and 23B, CIT Bank maintains sufficient collateral in the form of cash deposits and pledged loans to cover any extensions of credit to affiliates.

The Dodd-Frank Act significantly expanded the coverage and scope of the limitations on affiliate transactions within a banking organization and changes the procedure for seeking exemptions from these restrictions. For example, the Dodd-Frank Act expanded the definition of a “covered transaction” to include derivatives transactions and securities lending transactions with a non-bank affiliate under which a bank (or its subsidiary) has credit exposure (with the term “credit exposure” to be defined by the FRB under its existing rulemaking authority). Collateral requirements will apply to such transactions as well as to certain repurchase and reverse repurchase agreements.

Safety and Soundness Standards

FDICIA requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation, compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. Guidelines adopted by the federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of the FDIA. See “Prompt Corrective Action” above. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

CIT ANNUAL REPORT 2012    15

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

In addition, under federal law, the claims of holders of deposit liabilities, including the claims of the FDIC as the guarantor of insured depositors, and certain claims for administrative expenses against an insured depository institution would be afforded priority over other general unsecured claims against such an institution, including claims of debt holders of the institution, in the liquidation or other resolution of such an institution by any receiver. As a result, whether or not the FDIC ever seeks to repudiate any debt obligations of CIT Bank, the debt holders would be treated differently from, and could receive, if anything, substantially less than CIT Bank’s depositors.

Consumer Financial Protection Bureau Supervision

The Consumer Financial Protection Bureau (“CFPB”) is authorized to interpret and administer federal consumer financial laws and to examine and enforce compliance with those laws by depository institutions with assets over $10 billion for each of the prior four quarters. CIT Bank reached $10 billion in assets at June 30, 2012 and therefore will be subject to the direct supervision of the CFPB beginning in the third quarter of 2013 with respect to examinations and enforcement of compliance with applicable federal consumer financial laws.

Community Reinvestment Act (“CRA”)

The CRA requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low-and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. Furthermore, banking regulators take into account CRA ratings when considering approval of a proposed transaction. CIT Bank received a rating of “Satisfactory” on its most recent CRA examination by the FDIC.

Incentive Compensation

The Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, such as CIT and CIT Bank, having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in April 2011, but these regulations have not yet been finalized. If the regulations are adopted in the form initially proposed, they will impose limitations on the manner in which CIT may structure compensation for its executives.

In June 2010, the FRB and the FDIC issued comprehensive final guidance intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. These three principles are incorporated into the proposed joint compensation regulations under the Dodd-Frank Act discussed above.

Anti-Money Laundering (“AML”) and Economic Sanctions

In the U.S., the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, imposes significant obligations on financial institutions, including banks, to detect and deter money laundering and terrorist financing, including requirements to implement AML programs, verify the identity of customers that maintain accounts, file currency transaction reports, and monitor and report suspicious activity to appropriate law enforcement or regulatory authorities. Anti-money laundering laws outside the United States contain similar requirements to implement AML programs. The Company has implemented policies, procedures, and internal controls that are designed to comply with all applicable AML laws and regulations. The Company has also implemented policies, procedures, and internal controls that are designed to comply with the regulations and economic sanctions programs administered by the U.S. Treasury’s Office of Foreign Assets Control (“OFAC”), which administers and enforces economic and trade sanctions against targeted foreign countries, and regimes, terrorists, international narcotics traffickers, those engaged in activities related to the proliferation of weapons of mass destruction, and other threats to the national security, foreign policy, or economy of the United States, as well as sanctions based on United Nations and other international mandates.

Anti-corruption

The Company is subject to the Foreign Corrupt Practices Act (“FCPA”), which prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action or otherwise gain an unfair business advantage, such as to obtain or retain business. The Company is also subject to applicable anti-corruption laws in the jurisdictions in which it operates, such as the U.K. Bribery Act, which became effective on July 1, 2011 and which generally prohibits commercial bribery, the receipt of a bribe, and the failure to prevent bribery by an

Item 1:  Business Overview

16    CIT ANNUAL REPORT 2012

associated person, in addition to prohibiting improper payments to foreign government officials. The Company has implemented policies, procedures, and internal controls that are designed to comply with such laws, rules, and regulations.

Protection of Customer and Client Information

Certain aspects of the Company’s business are subject to legal requirements concerning the use and protection of customer information, including those adopted pursuant to the Gramm-Leach-Bliley Act and the Fair and Accurate Credit Transactions Act of 2003 in the U.S., the E.U. Data Protection Directive, and various laws in Asia and Latin America. In the U.S., the Company is required periodically to notify its customers and clients of its policy on sharing nonpublic customer or client information with its affiliates or with third party non-affiliates, and, in some circumstances, allow its customers and clients to prevent disclosure of certain personal information to affiliates and third party non-affiliates. In many foreign jurisdictions, the Company is also restricted from sharing customer or client information with third party non-affiliates.

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

The Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as well as our Proxy Statement, are available free of charge on the Company’s Internet site at http://www.cit.com as soon as reasonably practicable after such material is electronically filed with the SEC. Copies of our Corporate Governance Guidelines, the Charters of the Audit Committee, the Compensation Committee, the Nominating and Governance Committee, and the Risk Management Committee, and our Code of Business Conduct are available, free of charge, on our internet site at www.cit.com/investor, and printed copies are available by contacting Investor Relations, 1 CIT Drive, Livingston, NJ 07039 or by telephone at (973) 740-5000.

GLOSSARY OF TERMS

Accretable / Non-accretable fresh start accounting adjustments reflect components of the fair value adjustments to assets and liabilities. Accretable adjustments flow through the related line items on the statement of operations (interest income, interest expense, non-interest income and depreciation expense) on a regular basis over the remaining life of the asset or liability. These primarily relate to interest adjustments on loans and leases, as well as debt. Non-accretable adjustments, for instance credit related write-downs on loans, become adjustments to the basis of the asset and flow back through the statement of operations only upon the occurrence of certain events, such as repayment or sale.

Average Earning Assets (“AEA”) is computed using month end balances and is the average of finance receivables (defined below), operating lease equipment, and financing and leasing assets held for sale, less the credit balances of factoring clients. We use this average for certain key profitability ratios, including return on AEA and Net Finance Revenue as a percentage of AEA.

Average Finance Receivables (“AFR”) is computed using month end balances and is the average of finance receivables (defined below), which includes loans and capital lease receivables. We use this average to measure the rate of net charge-offs for the period.

CIT ANNUAL REPORT 2012    17

Average Operating Leases (“AOL”) is computed using month end balances and is the average of operating lease equipment. We use this average to measure the rate of return on our operating lease portfolio for the period.

Delinquent loan categorization occurs when payment is not received when contractually due. Delinquent loan trends are used as a gauge of potential portfolio degradation or improvement.

Derivative Contract is a contract whose value is derived from a specified asset or an index, such as an interest rate or a foreign currency exchange rate. As the value of that asset or index changes, so does the value of the derivative contract. We use derivatives to reduce interest rate, foreign currency or credit risks. The derivative contracts we use may include interest-rate swaps, interest rate caps, cross-currency swaps, foreign exchange forward contracts, and credit default swaps.

Economic Value of Equity (“EVE”) measures the net economic value of equity by assessing the market value of assets, liabilities and derivatives.

Finance Receivables include loans, capital lease receivables and factoring receivables. In certain instances, we use the term “Loans” synonymously, as presented on the balance sheet.

Financing and Leasing Assets include finance receivables, operating lease equipment, and assets held for sale.

Fresh Start Accounting (“FSA”) was adopted upon emergence from bankruptcy. FSA recognizes that CIT has a new enterprise value following its emergence from bankruptcy and requires asset values to be remeasured using fair value in accordance with accounting requirements for business combinations. The excess of reorganization value over the fair value of tangible and intangible assets was recorded as goodwill. In addition, FSA also requires that all liabilities, other than deferred taxes, be stated at fair value. Deferred taxes were determined in conformity with accounting requirements for Income Taxes.

Interest income includes interest earned on finance receivables, cash balances and dividends on investments.

Lease – capital is an agreement in which the party who owns the property (lessor), which is CIT as part of our finance business, permits another party (lessee), which is our customer, to use the property with substantially all of the economic benefits and risks of asset ownership passed to the lessee.

Lease – operating is a lease in which CIT retains ownership of the asset, collects rental payments, recognizes depreciation on the asset, and retains the risks of ownership, including obsolescence.

Lower of Cost or Fair Value relates to the carrying value of an asset. The cost refers to the current book balance of certain assets, such as held for sale assets, and if that balance is higher than the fair value, an impairment charge is reflected in the current period statement of operations.

Net Finance Revenue (“NFR”) is a non-GAAP measurement and reflects Net Interest Revenue plus rental income on operating leases less depreciation on operating lease equipment, which is a direct cost of equipment ownership. When divided by AEA, the product is defined as Net Finance Margin. These are key measures in the evaluation of our business.

Net Interest Income Sensitivity (“NII Sensitivity”) measures the impact of hypothetical changes in interest rates on NFR.

Net Interest Revenue reflects interest and fees on finance receivables and interest/dividends on investments less interest expense on deposits and long term borrowings.

Net Operating Loss Carryforward / Carryback (“NOL”) is a tax concept, whereby tax losses in one year can be used to offset taxable income in other years. For example, a U.S. Federal NOL can first be carried-back and applied against taxable income recorded in the two preceding years with any remaining amount being carried-forward for the next twenty years to offset future taxable income. The rules pertaining to the number of years allowed for the carryback or carryforward of an NOL varies by jurisdiction.

New business volume – Funded represents the initial cash outlay related to new transactions entered into during the period. The amount includes CIT’s portion of a syndicated transaction, whether it acts as the agent or a participant, and in certain instances, it includes portfolio purchases from third parties. Committed – represents the amount of funding CIT is committed to lend under the terms of an agreement. The amount reported is net of any syndicated amounts. The differentiation from funded volume is that commitment volume includes amounts that may be drawn down in the future.

Non-accrual Assets include finance receivables greater than $500,000 that are individually evaluated and determined to be impaired, as well as finance receivables less than $500,000 that are delinquent (generally for more than 90 days), unless it is both well secured and in the process of collection. Non-accrual assets also include finance receivables maintained on a cash basis because of deterioration in the financial position of the borrower.

Non-performing Assets include non-accrual assets (described above) and assets received in satisfaction of loans (repossessed assets).

Other Income includes gains on equipment sales, factoring commissions, and fee revenue from activities such as loan servicing and loan syndications. Also included are gains on loan sales and investment sales and, as a result of FSA, recoveries on pre-FSA loan charge-offs. Other income combined with rental income on operating leases is defined as Non-interest income.

Regulatory Credit Classifications used by CIT are as follows:

-	Pass assets do not meet the criteria for classification in one of the other categories;

-	Special Mention assets exhibit potential weaknesses that deserve management’s close attention and if left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects;

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

Item 1:  Business Overview

18    CIT ANNUAL REPORT 2012

these factors. Loans rated as substandard, doubtful and loss are considered classified loans. Classified loans plus special mention loans are considered criticized loans.

-	Substandard assets are inadequately protected by the current sound worth and paying capacity of the borrower, and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected;

-	Doubtful assets have weaknesses that make collection or liquidation in full unlikely on the basis of current facts, conditions, and values and

-	Loss assets are considered uncollectible and of little or no value and are generally charged off.

Residual Values represent the estimated value of equipment at the end of the lease term. For operating leases, it is the value to which the asset is depreciated at the end of its estimated useful life.

Risk Weighted Assets (“RWA”) is the denominator to which Total Capital and Tier 1 Capital is compared to derive the respective risk based regulatory ratios. RWA is comprised of both on-balance sheet assets and certain off-balance sheet items (for example loan commitments, purchase commitments or derivative contracts), all of which are adjusted by certain risk-weightings as defined by the regulators, which are based upon, among other things, the relative credit risk of the counterparty.

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

Tier 1 Capital and Tier 2 Capital are regulatory capital as defined in the capital adequacy guidelines issued by the Federal Reserve. Tier 1 Capital is total stockholders’ equity reduced by goodwill and intangibles and adjusted by elements of other comprehensive income and other items. Tier 2 Capital consists of, among other things, other preferred stock that does not qualify as Tier 1, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt, and allowance for loan losses up to 1.25% of risk weighted assets.

Total Capital is the sum of Tier 1 and Tier 2 Capital, subject to certain adjustments, as applicable.

Total Net Revenue is a non-GAAP measurement and is the combination of NFR and other income. This amount excludes provision for credit losses from total revenue and is a measurement of our revenue growth.

Total Return Swap is a swap where one party agrees to pay the other the “total return” of a defined underlying asset (e.g., a loan), usually in return for receiving a stream of LIBOR-based cash flows. The total returns of the asset, including interest and any default shortfall, are passed through to the counterparty. The counterparty is therefore assuming the risks and rewards of the underlying asset.

Troubled Debt Restructuring occurs when a lender, for economic or legal reasons, grants a concession to the borrower related to the borrower’s financial difficulties that it would not otherwise consider.

Variable Interest Entity (“VIE”) is a corporation, partnership, limited liability company, or any other legal structure used to conduct activities or hold assets. These entities: lack sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties; have equity owners who either do not have voting rights or lack the ability to make significant decisions affecting the entity’s operations; and/or have equity owners that do not have an obligation to absorb the entity’s losses or the right to receive the entity’s returns.

Yield-related Fees are collected in connection with our assumption of underwriting risk in certain transactions in addition to interest income. We recognize yield-related fees, which include prepayment fees and certain origination fees, in interest income over the life of the lending transaction.

Item 1A. Risk Factors

RISK FACTORS

The operation of our business, and the continued economic uncertainty in the U.S. and other regions of the world involve various elements of risk and uncertainty. You should carefully consider the risks and uncertainties described below before making a decision whether to invest in the Company. This is a discussion of the risks that we believe are material to our business and does not include all risks, material or immaterial, that may possibly affect our business. Additional risks that are presently unknown to us or that we currently deem immaterial may also impact our business.

Risks Related to Our Strategy and Business Plan

We must continue refining and implementing our strategy and business plan, which is based upon assumptions and analyses developed by us, including with respect to capital and liquidity, business strategy, and operations. If our assumptions and analyses are incorrect, we may be unsuccessful in executing our strategy and business plan, which could have a material adverse effect on our business, financial condition and results of operations.

CIT ANNUAL REPORT 2012    19

A number of strategic issues affect our business, including how we allocate our capital and liquidity, our business strategy, and the quality and efficiency of operations. Among the capital and liquidity issues, we must address how we will use our excess capital, and our funding model, including the amount, availability, and cost of secured and unsecured debt in the capital markets and bank deposits in a bank-centric model. See “Risks Related to Capital and Liquidity.” Among the business strategy issues, we must continue to evaluate which platforms to operate within CIT Bank or at the holding company, the scope of our international operations, and whether to acquire any new business platforms, or to expand, contract, or sell any existing platforms, some of which may be material. Among operational issues, we must continuously originate new business, service our existing portfolio, and upgrade our policies, procedures, systems, and internal controls. There is no assurance that we will be able to implement our strategic decisions effectively, and it may be necessary to refine, supplement, or modify our business plan and strategy in significant ways. If we are unable to fully implement our business plan and strategy, it may have a material adverse effect on our business, results of operations and financial condition.

We developed our strategy and business plan based upon certain assumptions, analyses, and financial forecasts, including with respect to revenue growth, earnings, interest margins, expense levels, cash flow, credit losses, liquidity and financing sources, customer confidence, retention of key employees, and the overall strength and stability of general economic conditions. Financial forecasts are inherently subject to many uncertainties and are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. Accordingly, our actual financial condition and results of operations may differ materially from what we have forecast. There can be no assurance that the results or developments contemplated by our strategy and business plan will occur or, if they do occur, that they will have the anticipated effects on us and our subsidiaries or our businesses or operations. If any such results or developments do not materialize as anticipated, it could materially adversely affect the successful execution of our strategy and business plan.

Risks Related to Capital and Liquidity

If the Company does not maintain sufficient capital to satisfy the FRBNY, the FDIC and the UDFI, there could be an adverse effect on the manner in which we do business, or we could become subject to various enforcement or regulatory actions.

We have committed to the FRBNY to maintain a total risk-based capital ratio of at least 13% for the bank holding company. Although our capital levels currently exceed the minimum levels committed to with the regulators, current and future losses may reduce our capital levels and we have no assurances that we will be able to maintain our regulatory capital at satisfactory levels based on the performance of our business. Failure to maintain the appropriate capital levels would adversely affect the Company’s status as a bank holding company, have a material adverse effect on the Company’s financial condition and results of operations, and subject the Company to a variety of enforcement actions, as well as certain restrictions on its business. In addition to the requirement to be well-capitalized, the Company and CIT Bank are subject to regulatory guidelines that involve qualitative judgments by regulators about the entities’ status as well-managed, about the safety and soundness of the entities’ operations, including their risk management, and about the entities’ compliance with obligations under the Community Reinvestment Act of 1977, and failure to meet any of those standards may have a material adverse effect on our business.

If we do not maintain sufficient regulatory capital, the FRBNY and the FDIC could take action to require the Company to divest its interest in CIT Bank or otherwise limit access to CIT Bank by the Company and its creditors. The FDIC, in the case of CIT Bank, and the FRBNY, in the case of the Company, could place restrictions on the ability of CIT Bank and the Company to take certain actions without the prior approval of the applicable regulators. If we are unable to implement our strategy and business plan, and access the credit markets to meet our capital and liquidity needs in the future, or if we otherwise suffer adverse effects on our liquidity and operating results, we may be subject to formal and informal enforcement actions by the FRBNY and the FDIC, we may be forced to divest CIT Bank, and/or CIT Bank may be placed in FDIC conservatorship or receivership or suffer other consequences. Such actions could impair our ability to successfully execute our strategy and business plan and have a material adverse effect on our business, results of operations, and financial condition.

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

There can be no assurance that we will be able to access the capital markets at attractive pricing and terms and at volumes that meet our expectations and needs, particularly during periods of market instability. If we are unable to do so, it would adversely affect our business, operating results and financial condition. Even if we successfully implement our strategy and business plan, obtain additional financing from third party sources to continue operations, and successfully operate our business, our liquidity may be inadequate to expand our business, upgrade our operations, or make necessary capital expenditures and we may be required to sell assets or engage in other capital generating actions over and above our normal financing activities or cut back or eliminate other programs that are important to the future success of our business. In addition, as part of our business, we enter into financial commitments and

Item 1A:  Risk Factors

20    CIT ANNUAL REPORT 2012

extend lines of credit, and our customers and counterparties might respond to any weakening of our liquidity position by requesting quicker payment, requiring additional collateral, or increasing draws on our outstanding commitments and lines of credit. If this were to happen, our need for cash would be intensified and it could have a material adverse effect on our business, financial condition, or results of operations.

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

There is no assurance that CIT Bank will become a reliable funding source as to either the amount of borrowings we might need or the cost of funding. This will depend in significant part on the ability of CIT Bank to attract deposits, which currently is limited by its lack of a branch network and its reliance upon brokered and online deposits, and on whether CIT Bank will be accepted by depositors and lenders as a reliable borrower. While CIT Bank plans to expand the retail online banking platform to diversify the types of deposits that it accepts, such expansion may require significant time and effort to implement. In addition, the acquisition of a retail branch network will be subject to regulatory approval, which may not be obtained. We are likely to face significant competition for deposits from stronger bank holding companies who are similarly seeking larger and more stable pools of funding. If CIT Bank is unable to expand and diversify its deposit-taking capability, it could have a material adverse effect on our business, results of operations, and financial condition.

Many of our regulated subsidiaries could be negatively affected by a significant decrease in regulatory capital ratios or performance of our business.

In addition to CIT Bank, we have a number of other regulated subsidiaries that may be affected by a significant decrease in our regulatory capital ratios or performance of our business. If such decreases occur, the regulators of our banking subsidiaries in the United Kingdom, Sweden, France and Brazil, as well as our Small Business Lending and insurance subsidiaries, may take action against such entities, including limiting or prohibiting transactions with CIT Group Inc. and/or seizing such entities.

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

Under the terms of the Written Agreement, the Company provided the FRBNY with (i) a corporate governance plan, focusing on strengthening internal audit, risk management, and other control functions, (ii) a credit risk management plan, (iii) a written program to review and revise, as appropriate, its program for determining, documenting and recording the allowance for loan and lease losses, (iv) a capital plan for the Company and CIT Bank, (v) a liquidity plan, including meeting short term funding needs and longer term funding, and (vi) a business plan, and we update various of these plans on a periodic basis. The Written Agreement also prohibits the Company, without the prior approval of the FRBNY, from paying dividends, paying interest on subordinated debt, incurring or guaranteeing debt outside of the ordinary course of business, prepaying debt, or purchasing or redeeming the Company’s stock. Under the Written Agreement, the Company must comply with certain procedures and restrictions on appointing or changing the responsibilities of any senior officer or director, the provision of indemnification to officers and directors, and the payment of severance to employees.

When we converted our business to a banking model, we identified areas that required improved policies and procedures to meet the regulatory requirements and standards for banks and bank holding companies, including but not limited to compliance, risk management, finance, treasury, and operations. During 2010, 2011 and 2012, we developed and implemented project plans to improve policies, procedures, and systems in the areas identified and we continue to make improvements on an ongoing basis.

The additional resources hired for internal audit, risk management, and other control functions, and the cost of implementing other measures to comply with the Written Agreement, have increased our expenses for the foreseeable future. If we do not comply with the terms of the Written Agreement, it could result in additional regulatory action and it could have a material adverse effect on our business. If we have not identified all of the required improvements, particularly in our control functions, or if we are unsuccessful in implementing the policies, procedures, and systems that have been identified, or if we do not implement the policies, procedures, and systems quickly enough, we may not be able to operate our business as efficiently as we need to. In addition, we could be subject to a variety of formal and informal enforcement actions that could result in the imposition of certain restrictions on our business, or preclude us from making acquisitions, and such actions could impair our ability to execute our business plan and have a material adverse effect on our business, results of operations, or financial condition.

Our business, financial condition and results of operations could be adversely affected by regulations to which we are subject as a bank holding company, by new regulations or by changes in other regulations or the application thereof.

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

CIT ANNUAL REPORT 2012    21

Proposals for legislation to further regulate, restrict, and tax certain financial services activities are continually being introduced in the United States Congress and in state legislatures. In 2010, the Dodd-Frank Act established additional regulatory bodies, including the FSOC and the CFPB, and included provisions affecting, among other things, (i) corporate governance and executive compensation of companies whose securities are registered with the SEC, (ii) FDIC insurance assessments based on asset levels rather than deposits, (iii) minimum capital levels for bank holding companies, (iv) derivatives activities, proprietary trading, and private investment funds offered by financial institutions, and (v) the regulation of large financial institutions. The agencies regulating the financial services industry periodically adopt changes to their regulations and are still finalizing regulations to implement various provisions of the Dodd-Frank Act. In recent years, regulators have increased significantly the level and scope of their supervision and regulation of the financial services industry. We are unable to predict the form or nature of any future changes to statutes or regulation, including the interpretation or implementation thereof. Such increased supervision and regulation could significantly affect our ability to conduct certain of our businesses in a cost-effective manner, or could restrict the type of activities in which we are permitted to engage, or subject us to stricter and more conservative capital, leverage, liquidity, and risk management standards. Any such action could have a substantial impact on us, significantly increase our costs, limit our growth opportunities, affect our strategies and business operations and increase our capital requirements, and could have an adverse effect on our business, financial condition and results of operations.

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

We could be adversely affected by the actions and commercial soundness of other financial institutions.

CIT’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. CIT has exposure to many different industries and counterparties, and it routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial institutions, or the financial services industry generally, have led, and may further lead, to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions could expose CIT to credit risk in the event of default of its counterparty or client. In addition, CIT’s credit risk may be impacted when the collateral held by it cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due to CIT. There is no assurance that any such losses would not adversely affect, possibly materially in nature, CIT.

Risks Related to the Operation of Our Businesses

Revenue growth from new business initiatives and expense reductions from efficiency improvements may not be achieved.

As part of its ongoing business, CIT often enters into new business initiatives and has targeted certain expense reductions to be phased in during 2013. The revenues anticipated from the new business initiatives and the target expense reductions may not be achieved and may be subject to various risks inherent in CIT’s business and operations. The new business initiatives may not be successful in the marketplace, due to lack of name recognition, lack of a record of prior performance, or otherwise, or may require higher expenditures than anticipated to generate new business volume. The expense initiatives may not reduce expenses as much as anticipated, due to delays in implementation, higher than expected or unanticipated costs to implement them, or for other reasons. If CIT is unable to achieve the anticipated revenue growth from its new business initiatives or the projected expense reductions from efficiency improvements, its results of operations and profitability may be negatively affected.

We may be adversely affected if we do not maintain adequate internal control over financial reporting, which could result in a material misstatement of the Company’s annual or interim financial statements.

Management of CIT is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. If we fail to maintain adequate internal controls, we may be unable to (i) maintain records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, (iii) ensure that receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company, and (iv) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

If we identify material weaknesses, or if material weaknesses exist that we fail to identify, our risk will be increased that a material misstatement to the annual or interim financial statements will not be prevented or detected on a timely basis. Any such potential material misstatement, if not prevented or detected, could have a material adverse effect on our business, results of operations, and financial condition.

Item 1A:  Risk Factors

22    CIT ANNUAL REPORT 2012

Our allowance for loan losses may prove inadequate.

Our business depends on the creditworthiness of our customers and their ability to fulfill their obligations to us. We maintain a consolidated allowance for loan losses on finance receivables that reflects management’s judgment of losses inherent in the portfolio. We regularly review our consolidated allowance for adequacy considering economic conditions and trends, collateral values, and credit quality indicators, including past charge-off experience and levels of past due loans, past due loan migration trends, and non-performing assets. Our credit losses were significantly more severe from 2007 to 2009 than in prior economic downturns, due to a significant decline in real estate values, an increase in the proportion of cash flow loans versus asset based loans in our corporate finance segment, the limited ability of borrowers to restructure their liabilities or their business, and reduced values of the collateral underlying the loans.

While our portfolio credit quality improved since mid-2010, the economic environment is dynamic, and our portfolio credit quality could decline in the future. Our allowance for loan losses may not keep pace with changes in the credit-worthiness of our customers or in collateral values. If the credit quality of our customer base declines, if the risk profile of a market, industry, or group of customers changes significantly, or if the markets for accounts receivable, equipment, real estate, or other collateral deteriorates significantly, our allowance for loan losses may prove inadequate, which could have a material adverse effect on our business, results of operations, and financial condition.

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

Our business depends upon our customers believing that we will be able to provide them with funding on a timely basis through a wide range of products. Many of our customers rely upon our funding to provide them with the working capital necessary to operate their business or to fund capital improvements that allow them to maintain or expand their business. In many instances, these funding requirements are time sensitive. If our customers are uncertain as to our ability to continue to provide them with funding on a timely basis or to provide the same breadth and quality of products, we may be unable to attract new customers and we may experience lower business volume or a loss of business with our existing customers.

We may not be able to achieve the expected benefits from acquiring a business or assets or adequate consideration for disposing of a business or assets.

As part of our strategy and business plan, we may consider a number of measures designed to manage our business, the products and services we offer, and our asset levels, credit exposures, or liquidity position, including potential business or asset acquisitions or sales. There can be no assurance that we will be successful in completing all or any of these transactions.

If CIT engages in business acquisitions, it may be necessary to pay a premium over book and market values to complete the transaction, which may result in some dilution of our tangible book value and net income per common share. If CIT uses substantial cash or other liquid assets or incurs substantial debt to acquire a business or assets, we could become more susceptible to economic downturns and competitive pressures. Inherent uncertainties exist when integrating the operations of an acquired entity. CIT may not be able to fully achieve its strategic objectives and planned operating efficiencies in an acquisition. CIT may also be exposed to other risks inherent in an acquisition, including potential exposure to unknown or contingent liabilities, exposure to potential asset quality issues, potential disruption of our existing business and diversion of management’s time and attention, possible loss of key employees or customers of the acquired business, potential risk that certain items were not accounted for properly by the seller in accordance with financial accounting and reporting standards. Failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on our business, financial condition, and results of operations.

As a result of economic cycles and other factors, the value of certain asset classes may fluctuate and decline below their historic cost. If CIT is holding such businesses or asset classes, we may not recover our carrying value if we sell such businesses or assets. In addition, potential purchasers may be unwilling to pay an amount equal to the face value of a loan or lease if the purchaser is concerned about the quality of the Company’s credit underwriting. There is no assurance that we will receive adequate consideration for any dispositions. These transactions, if completed, may reduce the size of our business and we may not be able to replace the volume associated with these businesses. As a result, our future disposition of assets could have a material adverse effect on our business, financial condition and results of operations.

We are restricted from paying dividends or repurchasing our common stock.

Under the terms of the Written Agreement, we are restricted from declaring dividends on our common stock or repurchasing our common stock without prior written approval of the FRBNY. We are not currently paying dividends on our common stock and have not repurchased any common stock since our emergence from bankruptcy. Even when the Written Agreement is

CIT ANNUAL REPORT 2012    23

terminated, we may still require regulatory approval to pay dividends on our common stock or repurchase our common stock, and we cannot determine when, if ever, we will be permitted to do so. Although we recently submitted our 2013 capital plan to the Federal Reserve, which included a modest return of capital, we cannot determine whether the Federal Reserve will object to such capital return.

Uncertainties related to our business may create a distraction for employees and may otherwise materially adversely affect our ability to retain existing employees and/or attract new employees.

Our future results of operations will depend in part upon our ability to retain existing highly skilled and qualified employees and to attract new and retain qualified executive officers and management, financial, technical, marketing, sales, and support employees. Competition for qualified executive officers and employees is intense, and CIT cannot ensure success in attracting or retaining such individuals. If we fail to attract and retain qualified executive officers and employees, it could materially adversely affect our ability to compete and it could have a material adverse effect on our ability to successfully operate our business or to meet our operations, risk management, compliance, regulatory, funding and financial reporting requirements.

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

If the market value of leased equipment decreases at a rate greater than we projected, whether due to rapid technological or economic obsolescence, unusual wear and tear on the equipment, excessive use of the equipment, recession or other adverse economic conditions, or other factors, it would adversely affect the current values or the residual values of such equipment.

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

The degree of residual realization risk varies by transaction type. Capital leases bear the least risk because contractual payments cover approximately 90% of the equipment’s cost at the inception of the lease. Operating leases have a higher degree of risk because a smaller percentage of the equipment’s value is covered by contractual cash flows over the term of the lease. Leveraged leases bear the highest level of risk as third parties have a priority claim on equipment cash flows. A significant portion of our leasing portfolios are comprised of operating leases, and a small portion is comprised of leveraged leases, both of which increase our residual realization risk.

We are currently involved, and may from time to time in the future be involved, in a number of judicial, regulatory, and arbitration proceedings related to the conduct of our business, the results of which could have a material adverse effect on our business, financial condition, or results of operation.

We are currently involved, and from time to time in the future may be involved, in a number of judicial, regulatory, and arbitration proceedings relating to matters that arise in connection with the conduct of our business (collectively, “Litigation”). It is inherently difficult to predict the outcome of Litigation matters, particularly when such matters are in their early stages or where the claimants seek indeterminate damages. We cannot state with certainty what the eventual outcome of the pending Litigation will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines, or penalties related to each pending matter will be, if any. Although we have established reserves for certain matters, the actual results of resolving such matters may be substantially higher than the amounts reserved, or judgments may be rendered, or fines or penalties assessed in matters for which we have no reserves. Adverse judgments, fines or penalties in one or more Litigation matters could have a material adverse effect on our business, financial condition, or results of operation.

We and our subsidiaries are party to various financing arrangements, commercial contracts and other arrangements that under certain circumstances give, or in some cases may give, the counterparty the ability to exercise rights and remedies under such arrangements which, if exercised, may have material adverse consequences.

We and our subsidiaries are party to various financing arrangements, commercial contracts and other arrangements, such as securitization transactions, derivatives transactions, funding facilities, and agreements for the purchase or sale of assets, that give, or in some cases may give, the counterparty the ability to exercise rights and remedies upon the occurrence of certain events. Such events may include a material adverse effect or material adverse change (or similar event), a breach of representations or warranties, a failure to disclose material information, a breach of covenants, certain insolvency events, a default under certain specified other obligations, or a failure to comply with certain financial covenants. The counterparty could have the ability, depending on the arrangement, to, among other things, require early repayment of amounts owed by us or our subsidiaries and in some cases payment of penalty amounts, or require the repurchase of assets previously sold to the counterparty. Additionally, a default under financing arrangements or derivatives transactions that exceed a certain size threshold in the aggregate may also cause a cross-default under instruments governing our other financing arrangements or derivatives transactions. If the ability of any counterparty to exercise such rights and remedies is triggered and we are unsuccessful in avoiding or minimizing the adverse consequences discussed above, such consequences could have a material adverse effect on our business, results of operations, and financial condition.

For example, in 2008, we entered into a purchase agreement (the “Purchase Agreement”) to sell our home lending business, including the related residential mortgage loan portfolio and mortgage backed securities, to a company created by a private

Item 1A:  Risk Factors

24    CIT ANNUAL REPORT 2012

equity fund for the purpose of entering into the Purchase Agreement (the “Purchaser”). Prior to the sale of our home lending business to the Purchaser, we periodically had securitized a portion of the residential mortgage loans that we originated, and we sold residential mortgage loans or residential mortgage backed securities to Government Sponsored Entities, monoline home lenders, and investors. Pursuant to the Purchase Agreement with the Purchaser, we made certain representations and warranties regarding the business and portfolio, nearly all of which have since expired. In addition, the Purchaser agreed to assume all repurchase obligations for residential mortgage loans under the securitization and loan sale agreements entered into prior to the Purchase Agreement and scheduled as part of the Purchase Agreement.

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

A portion of our revenue base is generated through loan syndication fees and participation income, advisory fees, servicing fees, and other types of fee income, which are recorded in other income. In addition, we also generate significant fee income from our factoring business. These revenue streams are dependent on market conditions and the confidence of clients, customers, and syndication partners in our ability to perform our obligations, and, therefore, are more volatile than interest payments on loans and rentals on leased equipment. Current market conditions, including lower liquidity levels in the syndication market, have significantly reduced our syndication activity, and have resulted in significantly lower fee income. In addition, if our clients, customers, or syndication partners become concerned about our ability to meet our obligations on a transaction, it may become more difficult for us to originate new transactions, to syndicate transactions that we originate, or to participate in syndicated transactions originated by others, which could further negatively impact our fee income and have a material adverse effect on our business. If we are unable to sell or syndicate a transaction after it is originated, we will end up holding a larger portion of the transaction and assume greater underwriting risk than we originally intended, which could increase our capital and liquidity requirements to support our business or expose us to the risk of valuation allowances for assets held for sale. If the capital markets are disrupted or if we otherwise fail to produce increased fees and other income, it could adversely affect our financial condition and results of operations.

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

CIT ANNUAL REPORT 2012    25

We may be adversely affected by significant changes in interest rates.

In addition to our equity capital, we rely on borrowed money from unsecured debt, secured debt, and deposits to fund our business. We derive the bulk of our income from net finance revenue, which is the difference between interest and rental income on our financing and leasing assets and interest expense on deposits and other borrowing and depreciation on our operating lease equipment. Prevailing economic conditions, the trade, fiscal, and monetary policies of the federal government and the policies of various regulatory agencies all affect market rates of interest and the availability and cost of credit, which in turn significantly affects our net finance revenue. Volatility in interest rates can also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as federal government and corporate securities and other investment vehicles, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than financial institutions.

Although interest rates are currently lower than usual, as interest rates rise and fall over time, any significant decrease in market interest rates may result in a change in net interest margins. A substantial portion of our loans and other financing products, as well as our deposits and other borrowings, bear interest at floating interest rates. If interest rates increase, monthly interest obligations owed by our customers to us will also increase, as will our own interest expense. Demand for our loans or other financing products may decrease as interest rates rise or if interest rates are expected to rise in the future. In addition, if prevailing interest rates increase, some of our customers may not be able to make the increased interest payments or refinance their balloon and bullet payment transactions, resulting in payment defaults and loan impairments. Conversely, if interest rates remain low, our interest expense may decrease, but our customers may refinance the loans they have with us at lower interest rates, or with others, leading to lower revenues. As interest rates rise and fall over time, any significant change in market rates may result in a decrease in net finance revenue, particularly if the interest rates we pay on our deposits and other borrowings and the interest rates we charge our customers do not change in unison, which may have a material adverse effect on our business, operating results, and financial condition.

We may be adversely affected by deterioration in economic conditions that is general in scope or affects specific industries, products or geographic areas.

Prolonged economic weakness, or other adverse economic or financial developments in the U.S. or global economies in general, or affecting specific industries, geographic locations and/or products, would likely impact credit quality as borrowers may fail to meet their debt payment obligations, particularly customers with highly leveraged loans. Adverse economic conditions have in the past and could in the future result in declines in collateral values, which also decreases our ability to fund against collateral. Accordingly, higher credit and collateral related losses could impact our financial position or operating results.

In addition, a downturn in certain industries may result in reduced demand for products that we finance in that industry or negatively impact collection and asset recovery efforts. Decreased demand for the products of various manufacturing customers due to recession may adversely affect their ability to repay their loans and leases with us. Similarly, a decrease in the level of airline passenger traffic or a decline in railroad shipping volumes due to reduced demand for certain raw materials or bulk products may adversely affect our aerospace or rail businesses, the value of our aircraft and rail assets, and the ability of our lessees to make lease payments.

We are also affected by the economic and other policies adopted by various governmental authorities in the U.S. and other jurisdictions in reaction to economic conditions. Changes in monetary policies of the Federal Reserve and non-U.S. central banking authorities directly impact our cost of funds for lending, capital raising, and investment activities, and may impact the value of financial instruments we hold. In addition, such changes may affect the credit quality of our customers. Changes in domestic and international monetary policies are beyond our control and difficult to predict.

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

We are exposed to many types of operational risk, including the risk of fraud by employees and outsiders, clerical and recordkeeping errors, and computer or telecommunications systems malfunctions. Our businesses depend on our ability to process a large number of increasingly complex transactions. If any of our operational, accounting, or other data processing systems fail or have other significant shortcomings, we could be materially adversely affected. We are similarly dependent on our employees. We could be materially adversely affected if one of our employees causes a significant operational break-down or failure, either as a result of human error or intentional sabotage or fraudulent manipulation of our operations or systems. Third parties with which we do business, including vendors that provide services or security solutions for our operations, could also be sources of operational and information security risk to us, including from breakdowns, failures, or capacity constraints of their own systems or employees. Any of these occurrences could diminish our ability to operate one or more of our businesses, or cause financial loss, potential liability to clients, inability to secure

Item 1A:  Risk Factors

26    CIT ANNUAL REPORT 2012

insurance, reputational damage, or regulatory intervention, which could materially adversely affect us.

We may also be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control, which may include, for example, electrical or telecommunications outages, natural or man-made disasters, such as earthquakes, hurricanes, floods, or tornados, disease pandemics, or events arising from local or regional politics, including terrorist acts. Such disruptions may give rise to losses in service to clients and loss or liability to us. In addition, there is the risk that our controls and procedures as well as business continuity and data security systems prove to be inadequate. The computer systems and network systems we and others use could be vulnerable to unforeseen problems. These problems may arise in both our internally developed systems and the systems of third-party service providers. In addition, our computer systems and network infrastructure present security risks, and could be susceptible to hacking, computer viruses, or identity theft. Any such failure could affect our operations and could materially adversely affect our results of operations by requiring us to expend significant resources to correct the defect, as well as by exposing us to litigation or losses not covered by insurance. Although we have business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems that support our businesses and customers.

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

Since January 1, 2010, we have not experienced any material information security breaches involving either proprietary or customer information. However, in two instances, data on consumer accounts serviced by a third party provider, including certain customers of the Company, were taken by insiders of the third party provider without authorization. In both instances, the suspects were identified, the data was recovered, and there was no damage to either the Company or the customers. Although to date neither the Company nor our customers has experienced any material losses relating to cyber attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the prominent size and scale of CIT and its role in the financial services industry, our plans to continue to implement our online banking channel strategies and develop additional remote connectivity solutions to serve our customers when and how they want to be served, our expanded geographic footprint and international presence, the outsourcing of some of our business operations, and the continued uncertain global economic environment. As a result, cyber security and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for CIT. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

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

Item 2. Properties

CIT operates in the United States, Canada, Europe, Latin America, and Asia. CIT occupies approximately 1.4 million square feet of office space, the majority of which is leased.

CIT ANNUAL REPORT 2012    27

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

Item 3:  Legal Proceedings

28    CIT ANNUAL REPORT 2012

PART TWO

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information – CIT’s common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “CIT.”

The following tables set forth the high and low reported closing prices for CIT’s common stock.

Common Stock

	2012		2011
	High	Low	High	Low
First Quarter	$43.19	$34.84	$49.01	$41.82
Second Quarter	$41.60	$32.57	$44.33	$39.60
Third Quarter	$41.38	$34.20	$44.74	$30.27
Fourth Quarter	$40.81	$36.12	$36.60	$29.12

Holders of Common Stock – As of February 11, 2013, there were 110,598 beneficial owners of common stock.

Dividends – We have not declared nor paid any common stock dividends on the shares of common stock during 2011 and 2012.

Issuer Purchases of Equity Securities – There were no purchases of equity securities made during 2012 and there are no repurchase plans or programs under which shares may be purchased.

Return of Capital – We have requested from the Federal Reserve permission for a modest return of capital during 2013.

Securities Authorized for Issuance Under Equity Compensation Plans – Our equity compensation plans in effect following the Effective Date were approved by the Court and do not require shareholder approval. Equity awards associated with these plans are presented in the following table.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plan approved by the Court	60,295	$31.16	7,267,663	*

* Excludes the number of securities to be issued upon exercise of outstanding options and 1,997,412 shares underlying outstanding awards granted to employees and/or directors that are unvested and/or unsettled.

During 2012, we had no equity compensation plans that were not approved by the Court or by shareholders. For further information on our equity compensation plans, including the weighted average exercise price, see Item 8. Financial Statements and Supplementary Data, Note 18 – Retirement, Other Postretirement and Other Benefit Plans.

Unregistered Sales of Equity Securities – There were no sales of common stock during 2012, however, there were issuances of common stock under equity compensation plans and an employee stock purchase plan.

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

Shareholder Return – The following graph shows the semi-annual cumulative total shareholder return for common stock during the period from December 10, 2009 to December 31, 2012. Five year historical data is not presented since we emerged from bankruptcy on December 10, 2009 and the stock performance of CIT’s common stock is not comparable to the performance of pre-bankruptcy CIT’s common stock. The chart also shows the cumulative returns of the S&P 500 Index and S&P Banks Index for the same period. The comparison assumes $100 was invested on December 10, 2009 (the date our new common stock began trading on the NYSE). Each of the indices shown assumes that all dividends paid were reinvested.

CIT ANNUAL REPORT 2012    29

CIT STOCK PERFORMANCE DATA

Item 5:  Market for Registrant’s Common Equity

30    CIT ANNUAL REPORT 2012

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial information regarding our results of operations, balance sheets and certain ratios.

The Company has revised its total assets and total liabilities on its Balance Sheets at December 31, 2011 and 2010, and the respective quarters in 2012 and 2011, from the results released in the Company’s January 29, 2013 Earnings Release and Current Report on Form 8-K filing. The subsequent revisions reduced other assets and other liabilities and did not have any impact on tangible book value per common share for those periods or any line items in the Statement of Operations. See Note 27 – Selected Quarterly Financial Data in Item 8. Financial Statements and Supplementary Data.

As detailed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, upon emergence from bankruptcy on December 10, 2009, CIT adopted fresh start accounting effective December 31, 2009, which resulted in data subsequent to adoption not being comparable to data in periods prior to emergence. Therefore, balance sheet information for CIT at December 31, 2012, 2011, 2010 and 2009 and statement of operations information for the years ended December 31, 2012, 2011 and 2010 are presented separately. Data for the years ended December 2009 and 2008 and at December 2008 represent amounts for Predecessor CIT. Predecessor CIT presents the operations of the home lending business as a discontinued operation.

The data presented below is explained further in, and should be read in conjunction with, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures about Market Risk and Item 8. Financial Statements and Supplementary Data.

Select Data (dollars in millions)

	At or for the Years Ended December 31,
	CIT				Predecessor CIT
	2012	2011	2010	2009	2009	2008
Select Statement of Operations Data
Net interest revenue	$(1,328.3)	$(565.7)	$639.3	$–	$(308.1)	$499.1
Provision for credit losses	(51.6)	(269.7)	(820.3)	–	(2,660.8)	(1,049.2)
Total non-interest income	2,437.7	2,620.3	2,653.3	–	1,560.2	2,460.3
Total other expenses	(1,512.6)	(1,606.5)	(1,700.9)	–	(2,795.7)	(2,986.5)
Reorganization items and fresh start adjustments	–	–	–	–	4,240.2	–
Net income (loss)	(592.3)	14.8	521.3	–	(3.8)	(2,864.2)
Per Common Share Data
Diluted income (loss) per common share	$(2.95)	$0.07	$2.60	$–	$(0.01)	$(2.69)
Book value per common share	$41.49	$44.27	$44.54	$41.99	$–	$13.22
Tangible book value per common share	$39.61	$42.23	$42.17	$39.06	$–	$11.78
Performance Ratios
Return on average common stockholders’ equity	(7.0)%	0.2%	6.0%	–	N/M	(11.0)%
Net finance revenue as a percentage of average earning assets	(0.24)%	1.53%	3.95%	–	0.75%	2.05%
Return on average total assets	(1.34)%	0.03%	0.93%	–	N/M	(0.85)%
Total ending equity to total ending assets	18.9%	19.6%	17.3%	13.9%	–	10.1%
Balance Sheet Data
Loans including receivables pledged	$20,847.6	$19,905.9	$24,648.4	$35,185.1	$–	$53,126.6
Allowance for loan losses	(379.3)	(407.8)	(416.2)	–	–	(1,096.2)
Operating lease equipment, net	12,411.7	12,006.4	11,155.0	10,927.5	–	12,706.4
Goodwill and intangible assets, net	377.8	409.5	474.7	586.6	–	698.6
Total cash and short-term investments	7,571.6	8,374.0	11,205.4	9,826.2	–	8,365.8
Total assets	44,012.0	45,263.4	51,453.4	60,561.5	–	80,448.9
Deposits	9,684.5	6,193.7	4,536.2	5,177.7	–	2,626.8
Total long-term borrowings	21,961.8	26,307.7	34,049.3	43,333.1	–	63,750.7
Total common stockholders’ equity	8,334.8	8,883.6	8,929.1	8,400.0	–	5,138.0
Credit Quality
Non-accrual loans as a percentage of finance receivables	1.59%	3.53%	6.57%	4.47%	6.86%	2.66%
Net charge-offs as a percentage of average finance receivables	0.37%	1.16%	1.53%	–	4.04%	0.90%
Allowance for loan losses as a percentage of finance receivables	1.82%	2.05%	1.69%	–	4.33%	2.06%
Financial Ratios
Tier 1 Capital Ratio	16.3%	18.8%	19.0%	14.2%	–	9.4%
Total Capital Ratio	17.0%	19.7%	19.9%	14.2%	–	13.1%

CIT ANNUAL REPORT 2012    31

The following table presents CIT’s individual components of net interest revenue and operating lease margins.

Average Balances(1) and Associated Income for the year ended: (dollars in millions)

	December 31, 2012			December 31, 2011			December 31, 2010
	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)
Interest bearing deposits	$6,612.2	$21.8	0.33%	$7,032.1	$24.2	0.34%	$9,382.0	$19.6	0.21%
Investments	1,320.9	10.5	0.79%	1,962.3	10.6	0.54%	397.2	12.1	3.05%
Loans (including held for sale)(2)(3)
U.S.	17,190.7	1,131.7	7.07%	19,452.5	1,608.3	8.76%	24,561.1	2,732.9	11.55%
Non-U.S.	4,029.1	405.1	10.06%	4,566.2	585.6	12.83%	6,280.0	954.4	15.22%
Total loans(2)	21,219.8	1,536.8	7.67%	24,018.7	2,193.9	9.57%	30,841.1	3,687.3	12.32%
Total interest earning assets / interest income(2)(3)	29,152.9	1,569.1	5.61%	33,013.1	2,228.7	6.98%	40,620.3	3,719.0	9.37%
Operating lease equipment, net (including held for sale)(4)
U.S.(4)	6,139.0	596.9	9.72%	5,186.7	428.1	8.25%	4,922.1	383.9	7.80%
Non-U.S.(4)	6,299.0	654.5	10.39%	6,220.0	664.3	10.68%	6,062.7	588.7	9.71%
Total operating lease equipment, net(4)	12,438.0	1,251.4	10.06%	11,406.7	1,092.4	9.58%	10,984.8	972.6	8.85%
Total earning assets(2)	41,590.9	$2,820.5	6.98%	44,419.8	$3,321.1	7.67%	51,605.1	$4,691.6	9.25%
Non interest earning assets
Cash due from banks	435.4			938.8			1,039.1
Allowance for loan losses	(405.1)			(412.0)			(288.3)
All other non-interest earning assets	2,671.1			3,094.0			3,557.1
Total Average Assets	$44,292.3			$48,040.6			$55,913.0
Average Liabilities
Borrowings
Deposits	$7,707.9	$152.5	1.98%	$4,796.6	$111.2	2.32%	$4,780.1	$87.4	1.83%
Long-term borrowings(5)	24,235.5	2,744.9	11.33%	30,351.5	2,683.2	8.84%	38,769.3	2,992.3	7.72%
Total interest-bearing liabilities	31,943.4	$2,897.4	9.07%	35,148.1	$2,794.4	7.95%	43,549.4	$3,079.7	7.07%
Credit balances of factoring clients	1,194.4			1,098.1			910.5
Other non-interest bearing liabilities	2,665.5			2,834.1			2,763.1
Noncontrolling interests	5.0			1.1			(3.5)
Stockholders’ equity	8,484.0			8,959.2			8,693.5
Total Average Liabilities and Stockholders’ Equity	$44,292.3			$48,040.6			$55,913.0
Net revenue spread			(2.09)%			(0.28)%			2.18%
Impact of non-interest bearing sources			1.90%			1.50%			1.00%
Net revenue/yield on earning assets(2)		$(76.9)	(0.19)%		$526.7	(1.22)%		$1,611.9	3.18%

(1)	The average balances presented are derived based on month end balances during the year. Tax exempt income was not significant in any of the years presented. Average rates are impacted by FSA accretion and amortization.

(2)	The rate presented is calculated net of average credit balances for factoring clients.

(3)	Non-accrual loans and related income are included in the respective categories.

(4)	Operating lease rental income is a significant source of revenue; therefore, we have presented the rental revenues net of depreciation.

(5)	Interest and average rates include FSA accretion, including amounts accelerated due to redemptions or extinguishments, prepayment penalties, and accelerated original issue discount on debt extinguishment related to the GSI facility.

Item 6:  Selected Financial Data

32    CIT ANNUAL REPORT 2012

The table below disaggregates CIT’s year-over-year changes (2012 versus 2011 and 2011 versus 2010) in net interest revenue and operating lease margins as presented in the preceding tables between volume (level of lending or borrowing) and rate (rates charged customers or incurred on borrowings). See ‘Net Finance Revenue’ section for further discussion.

Changes in Net Finance Revenue (dollars in millions)

	2012 Compared to 2011			2011 Compared to 2010
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
	Volume	Rate	Net	Volume	Rate	Net
Interest Income
Loans (including held for sale)
U.S.	$(160.0)	$(316.5)	$(476.5)	$(447.6)	$(677.0)	$(1,124.6)
Non-U.S.	(54.0)	(126.6)	(180.6)	(219.9)	(148.9)	(368.8)
Total loans	(214.0)	(443.1)	(657.1)	(667.5)	(825.9)	(1,493.4)
Interest bearing deposits	(1.4)	(1.0)	(2.4)	(8.1)	12.7	4.6
Investments	(5.1)	5.0	(0.1)	8.5	(10.0)	(1.5)
Interest income	(220.5)	(439.1)	(659.6)	(667.1)	(823.2)	(1,490.3)
Operating lease equipment, net (including held for sale)(1)	100.8	58.2	159.0	38.6	81.2	119.8
Interest Expense
Interest on deposits	57.6	(16.3)	41.3	0.4	23.4	23.8
Interest on long-term borrowings(2)	(692.7)	754.4	61.7	(744.2)	435.1	(309.1)
Interest expense	(635.1)	738.1	103.0	(743.8)	458.5	(285.3)
Net finance revenue	$515.4	$(1,119.0)	$(603.6)	$115.3	$(1,200.5)	$(1,085.2)

(1)	Operating lease rental income is a significant source of revenue; therefore, we have presented the net revenues.

(2)	Includes acceleration of FSA accretion resulting from redemptions or extinguishments, prepayment penalties, and accelerated original issue discount on debt extinguishment related to the GSI facility.

The average long-term borrowings balances presented below, both quarterly and for the full year, were derived based on daily balances and the average rates are based on a 30 days per month day count convention. The average rates include FSA accretion, including amounts accelerated due to redemptions or extinguishments and prepayment costs. The debt coupon rates at December 31, 2012, were as follows: Senior Unsecured Notes – 4.90%, Series C Notes (other) – 5.37%, Other Debt – 6.02% (pre-FSA basis), Secured Borrowings – 2.30% (pre-FSA basis), and Revolving Credit Facility – 2.71%. The aggregate long-term borrowing weighted average rate at December 31, 2012 was 3.81%, 5.12% at December 31, 2011 and 5.54% at December 31, 2010.

Average Daily Long-term Borrowings Balances and Rates (dollars in millions)

	Quarters Ended
	December 31, 2012			September 30, 2012			June 30, 2012			March 31, 2012
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Unsecured
Revolving Credit Facility	$113.6	$1.0	3.45%	$354.6	$2.7	3.00%	$457.5	$3.4	2.95%	$210.8	$1.7	3.22%
Senior Unsecured	6,500.0	82.7	5.09%	5,435.5	68.9	5.07%	2,766.7	36.9	5.34%	266.7	3.5	5.25%
Series C Notes (Exchanged)(1)	–	–	–	2,936.3	532.9	72.59%	5,906.4	410.0	27.77%	7,982.4	189.6	9.50%
Series C Notes (other)	5,250.0	70.5	5.37%	5,250.0	72.3	5.51%	5,250.0	72.3	5.51%	3,942.5	55.4	5.62%
Other debt(1)	84.0	10.7	50.99%	85.4	2.7	12.67%	86.5	2.6	12.08%	86.4	2.7	12.42%
Total Unsecured Debt	11,947.6	164.9	5.52%	14,061.8	679.5	19.33%	14,467.1	525.2	14.52%	12,488.8	252.9	8.10%
Secured
Secured borrowings(1)	10,284.8	159.2	6.19%	10,544.7	98.1	3.72%	10,243.4	73.7	2.88%	10,347.8	107.6	4.16%
Series A Notes(1)	–	–	–	–	–	–	–	–	–	3,424.8	683.8	79.86%
Total Secured Debt	10,284.8	159.2	6.19%	10,544.7	98.1	3.72%	10,243.4	73.7	2.88%	13,772.6	791.4	22.99%
Total Long-term Borrowings	$22,232.4	$324.1	5.83%	$24,606.5	$777.6	12.64%	$24,710.5	$598.9	9.69%	$26,261.4	$1,044.3	15.91%

(1)	See footnote 1 on next table.

CIT ANNUAL REPORT 2012    33

Average Daily Long-term Borrowings Balances and Rates (dollars in millions)

	Years Ended
	December 31, 2012			December 31, 2011			December 31, 2010
Unsecured
Revolving Credit Facility	$284.1	$8.8	3.07%	$–	$–	–	$–	$–	–
Senior Unsecured	3,742.2	192.0	5.13%	–	–	–	–	–	–
Series C Notes (Exchanged)(1)	4,206.3	1,132.5	26.92%	–	–	–	–	–	–
Series C Notes (other)	4,923.1	270.5	5.49%	–	–	–	–	–	–
Other debt(1)	85.6	18.7	21.86%	–	–	–	–	–	–
Total Unsecured Debt	13,241.3	1,622.5	12.25%	–	–	–	–	–	–
Secured
Secured borrowings(1)	10,355.1	438.6	4.24%	10,022.3	563.3	5.62%	13,006.6	526.1	4.04%
First Lien Term Facility(1)	–	–	–	1,916.3	42.9	2.24%	4,907.4	455.9	9.29%
Revolving Credit Facility	–	–	–	479.3	14.9	3.11%	–	–	–
Series A Notes(1)	856.2	683.8	79.86%	11,970.8	1,538.0	12.85%	18,915.0	1,779.2	9.41%
Series B Notes(1)	–	–	–	6.3	2.1	16.03%	1,944.3	209.1	10.75%
Series C Notes (Exchanged)(1)	–	–	–	4,282.3	415.3	9.70%	–	–	–
Series C Notes (other)	–	–	–	1,505.5	91.1	6.05%	–	–	–
Other debt	–	–	–	127.9	15.6	12.19%	206.8	22.0	10.64%
Total Secured Debt	11,211.3	1,122.4	10.01%	30,310.7	2,683.2	8.85%	38,980.1	2,992.3	7.68%
Total Long-term Borrowings	$24,452.6	$2,744.9	11.22%	$30,310.7	$2,683.2	8.85%	$38,980.1	$2,992.3	7.68%

(1)	Interest expense includes accelerated FSA accretion (amortization), prepayment penalties, and accelerated original issue discount on debt extinguishment related to the GSI facility, as presented in the following table.

	Quarters Ended				Years Ended December 31,
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	2012	2011	2010
Series C Notes – (Exchanged) – accelerated FSA	$–	$453.9	$264.9	$–	$718.8	$–	$–
Series A Notes – accelerated FSA	–	–	–	596.9	596.9	289.7	–
Series A Notes – prepayment penalty	–	–	–	–	–	99.2	–
Secured Borrowings – student lending facility – accelerated FSA	121.5	–	–	–	121.5	88.0	–
Secured Borrowings – student lending facility – accelerated original issue discount on debt extinguishments related to the GSI facility	(45.7)	–	–	–	(45.7)	–	–
Secured Borrowings – Transportation Finance – accelerated original issue discount on debt extinguishments related to the GSI facility	(6.9)	–	–	–	(6.9)	–	–
Other Secured Borrowings – accelerated FSA	13.7	–	–	–	13.7	–	–
First Lien Term Facility – accelerated FSA	–	–	–	–	–	(85.0)	(56.8)
First Lien Term Facility – prepayment penalty	–	–	–	–	–	–	89.0
Series B Notes – accelerated FSA	–	–	–	–	–	(13.5)	(29.0)
Series B Notes – prepayment penalty	–	–	–	–	–	15.0	48.9
Total	$82.6	$453.9	$264.9	$596.9	$1,398.3	$393.4	$52.1

Item 6:  Selected Financial Data

34    CIT ANNUAL REPORT 2012

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

BACKGROUND

CIT Group Inc., together with its subsidiaries (“we”, “our”, “CIT” or the “Company”) has provided financial solutions to its clients since its formation in 1908. CIT became a bank holding company (“BHC”) in December 2008, and is regulated by the Board of Governors of the Federal Reserve System (“FRS”) and the Federal Reserve Bank of New York (“FRBNY”) under the U.S. Bank Holding Company Act of 1956 (“BHC Act”). CIT Bank, a wholly-owned subsidiary, is a state chartered bank located in Salt Lake City, Utah, that offers commercial financing and leasing products as well as deposit products, such as certificates of deposits (“CDs”) and savings accounts.

We operate primarily in North America, with locations in Europe, South America and Asia. We are a commercial lender and lessor, providing financial solutions to small businesses and middle market companies. Our clients operate in over 20 countries and in over 30 industries, including transportation, particularly aerospace and rail, manufacturing and retail. We originated over $9 billion of funded new business volume during 2012 and have nearly $34 billion of financing and leasing assets at December 31, 2012.

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

2012 PRIORITIES AND COMMENTARY

Our 2012 priorities were developed to further advance our broader strategic initiatives and were centered on improving our financial condition, enhancing our business model, and further improving our approach to risk management and control functions. During the year, we reached an important strategic milestone as we completed the refinancing and/or repayment of all of the nearly $31 billion of debt that was issued in the 2009 restructuring. The following highlights some of our accomplishments:

1.	Accelerate Growth and Business Development Initiatives

-	Increased commercial assets. Commercial financing and leasing assets increased each quarter throughout 2012 and 8%, or $2.3 billion, for the year to $30.2 billion, driven by growth in Corporate Finance and Vendor Finance, and expansion of our air and rail leasing portfolios. We also agreed to acquire $1.3 billion of commercial loan commitments (of which approximately $800 million was outstanding) on December 31, 2012, the purchase of which should be substantially completed during the first quarter of 2013.

-	Increased new business activity. We funded new business volume of $9.6 billion during 2012, a 23% increase over 2011 on strong Corporate Finance activity. Committed volume, which totaled $11.3 billion, was up 20%.

2.	Improve Profitability While Maintaining Financial Strength

-	We reported a net loss of $592 million and pre-tax loss of $455 million for 2012, which were driven by debt redemption charges. The pre-tax loss compared to pre-tax income of $178 million for 2011 and $771 million for 2010. However, pre-tax income excluding debt redemption charges and accelerated original issue discount (“OID”) on debt extinguishment related to the GSI facility(3) improved to $1.0 billion from $707 million in 2011 and $824 million in 2010, on a comparable basis.

-	Lowered funding costs. The weighted average coupon rates of outstanding deposits and long-term borrowings declined to 3.18% at December 31, 2012 from 4.69% and 5.30% at December 31, 2011 and 2010, respectively.

-	Increased proportion of funding provided by deposits. As of December 31, 2012, total CIT deposits were $9.7 billion and comprised 31% of total CIT funding, compared to 19% and 12% at December 31, 2011 and 2010, respectively.

-	Maintained strong capital position. Tier 1 and Total Capital ratios at December 31, 2012 were 16.3% and 17.0%, respectively, well above regulatory requirements.

-	Maintained strong liquidity. Liquidity to total assets was 22% at December 31, 2012, down slightly from 23% at December 31, 2011. Liquidity includes cash and short-term investments and the unused portion of the Revolving Credit Facility.

(3)	Pre-tax income excluding debt redemption charges and accelerated OID on debt extinguishment related to the GSI facility is a non-GAAP measure. Debt redemption charges include accelerated fresh start accounting debt discount amortization, loss on debt extinguishments and prepayment costs. See “Non-GAAP Financial Measurements” for components and for reconciliation of non-GAAP to GAAP financial information.

CIT ANNUAL REPORT 2012    35

3.	Expand CIT Bank Assets and Funding

-	Increased bank assets. Total assets at CIT Bank increased to $12.2 billion at December 31, 2012, from $9.0 billion and $7.1 billion at December 31, 2011 and 2010, respectively, reflecting growth in commercial financing and leasing assets.

-	Increased asset origination activity. Funded new business volume totaled $6.0 billion, which represents over 90% of total U.S. volume in 2012, up from 72% in 2011. Committed loan volume rose to $7.6 billion from $4.4 billion for 2011.

-	Diversified deposit sources. Placed approximately $4.5 billion of deposits since launching online banking platform in the 2011 fourth quarter. CIT Bank began offering on-line savings accounts in March 2012 to supplement the suite of CD offerings.

2012 FINANCIAL OVERVIEW

Our 2012 operating results reflected increased commercial business activity and debt redemption and refinancing activities. We achieved our goal of refinancing or redeeming all the approximately $31 billion of debt incurred in the 2009 restructuring, including over $15 billion in 2012, which caused acceleration of FSA debt discount accretion.

Net loss for 2012 totaled $592 million, $2.95 per diluted share, and was largely influenced by debt redemption charges. The net loss compares to net income of $15 million for 2011, or $0.07 per diluted share and $521 million for 2010, $2.60 per diluted share. The 2012 amounts included $1.5 billion of debt redemption charges, while the prior periods included debt redemption charges of $528 million and $52 million for 2011 and 2010, respectively.

Pre-tax loss totaled $455 million for 2012 compared to pre-tax income of $178 million for 2011 and $771 million in 2010. Although down on a GAAP basis, pre-tax income excluding debt redemption charges, net FSA accretion/amortization and accelerated OID on debt extinguishment related to the GSI facility(4) for 2012 was nearly $640 million, up from $292 million in 2011 and a pre-tax loss of $581 million in 2010, driven by lower funding costs and lower credit costs. 2012 included net FSA costs of $1.1 billion, primarily due to the acceleration of interest expense related to the redemption of over $15 billion of high cost debt, while 2011 and 2010 included net FSA benefits of $135 million and $1.5 billion, respectively.

The following table presents pre-tax results adjusted for debt redemption charges, net FSA accretion / amortization and accelerated OID on debt extinguishment related to the GSI facility. This is a non-GAAP measurement.

Impacts of FSA Accretion and Debt Refinancing Costs on Pre-tax Income (Loss) (dollars in millions)

	Years Ended December 31,
	2012	2011	2010
Pre-tax income/(loss) – reported	$(454.8)	$178.4	$771.4
Accelerated FSA net discount/(premium) on debt extinguishments and repurchases	1,450.9	279.2	(85.8)
Debt related – loss on debt extinguishments	61.2	134.8	–
Accelerated OID on debt extinguishments related to the GSI facility	(52.6)	–	–
Debt related – prepayment costs	–	114.2	137.9
Total debt redemption charges and OID acceleration	1,459.5	528.2	52.1
Pre-tax income – excluding debt redemption charges and OID acceleration	1,004.7	706.6	823.5
Net FSA accretion (excluding debt related acceleration)	(365.2)	(414.4)	(1,404.7)
Pre-tax income (loss) – excluding debt redemption charges, FSA net accretion and OID acceleration	$639.5	$292.2	$(581.2)

Net finance revenue(5) (“NFR”) continued to be impacted by accelerated interest expense related to the redemption of high cost debt during 2012. The negative NFR for 2012 was driven by the FSA discount accretion resulting from repayments of over $15 billion of high cost debt. NFR was $527 million for 2011 and $1.6 billion for 2010. Average earning assets(5) (“AEA”) were $32.5 billion in 2012, down $1.8 billion from 2011 and $8.3 billion from 2010, primarily due to student loan sales. Average commercial earning assets increased during 2012 to $27.6 billion in 2012, from $26.7 billion 2011 but was down from $31.9 billion in 2010. NFR as a percentage of AEA (“net finance margin” or “NFM”) was negative and below 2011 and 2010 reflecting debt redemption costs. Excluding net FSA accretion, debt redemption charges and accelerated OID on debt extinguishment related to the GSI facility, net finance margin was 2.95% for 2012, improved from 1.60% in 2011 and 0.74% in 2010, driven by lower funding costs and the reduction of low yielding assets. Net operating lease revenue increased compared to 2011 and 2010 on higher assets. While other institutions may use net interest margin (“NIM”), defined as interest income less interest expense, we discuss NFR, which includes operating lease rental revenue and depreciation expense, due to their significant impact on revenue and expense.

Provision for credit losses for 2012 was $52 million, down from $270 million last year and $820 million in 2010. The 2010 provision included $416 million for the establishment of loan loss reserves post the adoption of FSA. The lower trend in provisions reflects a reduction in specific reserves and the overall improvements in credit metrics, including lower net charge-offs and non-accrual balances.

(4)	Pre-tax income excluding debt redemption charges, net FSA accretion/amortization and accelerated OID on debt extinguishment related to the GSI facility is a non-GAAP measure. See “Non-GAAP Financial Measurements” for reconciliation of non-GAAP financial information.
(5)	Net finance revenue and average earning assets are non-GAAP measures; see “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

Item 7:  Management’s Discussion and Analysis

36    CIT ANNUAL REPORT 2012

Other income of $653 million decreased from $953 million in 2011 and $1.0 billion in 2010, largely due to reduced gains on assets sold and fewer recoveries of loans charged off pre-emergence and loans charged off prior to transfer to held for sale. Factoring commissions of $127 million were down from 2011 and 2010, reflecting lower factoring volume.

Operating expenses were $918 million, up from $897 million in 2011, as higher compensation and benefit costs along with costs related to raising deposits offset lower professional fees, and down from $1.0 billion in 2010 on lower compensation and benefit costs and professional fees. Headcount at December 31, 2012, 2011 and 2010 was approximately 3,560, 3,530, and 3,780, respectively.

Provision for income taxes was $134 million for 2012, compared to $159 million for 2011 and $246 million for 2010. The tax provision predominantly reflects provisions for taxable income generated by our international operations and no income tax benefit on our U.S. losses.

Total assets at December 31, 2012 were $44.0 billion, down from $45.3 billion and $51.5 billion at December 31, 2011 and 2010, respectively, as growth in commercial financing and leasing assets was offset by sales and runoff of over $4 billion of government-guaranteed student loans since 2010. Commercial financing and leasing assets increased to $30.2 billion, up $2.3 billion from a year-ago and $1.5 billion from December 31, 2010. Cash and short-term investments totaled $7.6 billion, down from $8.4 billion and $11.2 billion at December 31, 2011 and 2010, respectively.

Funded new business volume of $9.6 billion during 2012 increased 23% from 2011 on strong Corporate Finance activity, while committed new business volume of $11.3 billion increased 20%. Both metrics were significantly above 2010 levels. Trade Finance factoring volume of $25.1 billion decreased 3% from 2011 and 6% from 2010.

Credit metrics reflected favorable trends. Net charge-offs of $74 million declined from $265 million in 2011 and $465 million in 2010, essentially due to improvements in Corporate Finance and Vendor Finance. Net charge-offs in the commercial segments were 0.46%, down significantly from 1.68% in 2011 and 2.04% in 2010. Non-accrual balances declined over 50% to $332 million at December 31, 2012 from $702 million a year ago and down significantly from $1.6 billion at December 31, 2010.

PRIOR PERIOD REVISIONS

In preparing its quarterly financial statements for the first three quarters of 2012, the Company discovered, corrected and disclosed the larger amounts in those quarters immaterial errors that impacted prior periods. Additional out-of-period errors were identified in the fourth quarter. These additional out-of-period errors were individually and in the aggregate not material to the fourth quarter results but, when combined with the other out-of-period errors previously identified this year, were determined by management to be material to the full year 2012 results.

The cumulative effect of these revisions was to increase tangible book value (“TBV”) by $8 million, as accumulated deficit decreased by $9 million, accumulated other comprehensive loss decreased by $14 million and goodwill increased by $15 million. As a result of these revisions, the net loss for the quarters ended September 30 and March 31, 2012 was decreased by approximately $6 million and $20 million, respectively, and the net loss for the quarter ended June 30, 2012 was increased by $2 million, from our previously reported amounts. As a result of these revisions, the net income for the years ended December 31, 2011 and 2010 decreased by $12 million and $3 million, respectively, from previously reported amounts. As a result of our adoption of fresh start accounting, the recognition of amounts relating to periods prior to 2010 resulted in a corresponding $15 million increase to goodwill.

Management will revise in subsequent quarterly filings on Form 10-Q and has revised in Item 8 Financial Data and Supplementary Data, Note 27 – Select Quarterly Data, its previously reported financial statements for 2012, 2011 and 2010. All prior period data reflects the revised balances.

2013 PRIORITIES

During 2013, we will focus on continued progress toward profitability targets by growing earning assets, managing expenses and growing CIT Bank assets and deposits. Enhancing internal control functions and our relationships with our regulators will also remain a focus for 2013.

Specific business objectives established for 2013 include:

-	Prudently Grow Assets – We plan to grow earning assets, either organically or through portfolio acquisitions, by focusing on existing products and markets as well as newer initiatives, including equipment finance, real estate finance, and maritime finance.

-	Execute on Expense Initiatives – In order to achieve and maintain our target pre-tax return on average earning assets of between 2.0% and 2.5%, we plan to reduce the quarterly run rate of operating expenses by $15 million to $20 million from third quarter 2012 levels. These improvements will be phased in over 2013 through improved operating efficiencies and expense reductions.

-	Continue to Expand CIT Bank – CIT Bank will continue to fund virtually all of our U.S. lending and leasing volume, expand on-line deposit offerings and begin to implement a thin branch network.

-	Continue Progress Towards Profitability Targets – We will focus on managing towards our return on asset targets in order to improve profitability and grow book value.

CIT ANNUAL REPORT 2012    37

PERFORMANCE MEASUREMENTS

The following chart reflects key performance indicators evaluated by management and used throughout this management discussion and analysis:

KEY PERFORMANCE METRICS	MEASUREMENTS
Asset Generation – to originate new business and build earning assets.	-Origination volumes; and -Financing and leasing assets balances.
Revenue Generation – lend money at rates in excess of cost of borrowing, earn rentals on the equipment we lease commensurate with the risk, and generate other revenue streams.
-Net finance revenue and other income;
-Asset yields and funding costs;
-Net finance revenue as a percentage of average earning assets (AEA); and
-Operating lease revenue as a percentage of average operating lease equipment (AOL).

Credit Risk Management – accurately evaluate credit worthiness of customers, maintain high-quality assets and balance income potential with loss expectations.	-Net charge-offs; -Non-accrual loans; classified assets; delinquencies; and -Loan loss reserve.
Equipment and Residual Risk Management – appropriately evaluate collateral risk in leasing and lending transactions and remarket equipment at lease termination.	-Equipment utilization; -Value of equipment; and -Gains and losses on equipment sales.
Expense Management – maintain efficient operating platforms and related infrastructure.	-Operating expenses and trends; and -Operating expenses as percentage of AEA.
Profitability – generate income and appropriate returns to shareholders.	-Net income per common share (EPS); -Net income as a percentage of average earning assets (ROA); and -Net income as a percentage of average common equity (ROE).
Capital Management – maintain a strong capital position.	-Tier 1 and Total capital ratio; and -Tier 1 capital as a percentage of adjusted average assets (“Tier 1 Leverage Ratio”).
Liquidity Risk – maintain access to ample funding at competitive rates.	-Cash and short term investment securities; -Committed and available funding facilities; -Debt maturity profile; and -Debt ratings.
Market Risk – substantially insulate profits from movements in interest and foreign currency exchange rates.	-Net Interest Income Sensitivity; and -Economic Value of Equity (EVE).

Item 7:  Management’s Discussion and Analysis

38    CIT ANNUAL REPORT 2012

NET FINANCE REVENUE

The following tables present management’s view of consolidated margin and includes revenues from loans and leased equipment, net of interest expense and depreciation, in dollars and as a percent of average earning assets.

Net Finance Revenue(1) (dollars in millions)

	Years Ended December 31,
	2012	2011	2010
Interest income	$1,569.1	$2,228.7	$3,719.0
Rental income on operating leases	1,784.6	1,667.5	1,648.4
Finance revenue	3,353.7	3,896.2	5,367.4
Interest expense	(2,897.4)	(2,794.4)	(3,079.7)
Depreciation on operating lease equipment	(533.2)	(575.1)	(675.8)
Net finance revenue	$(76.9)	$526.7	$1,611.9
Average Earning Assets(2) (“AEA”)	$32,522.0	$34,371.6	$40,844.4
As a % of AEA:
Interest income	4.82%	6.48%	9.10%
Rental income on operating leases	5.49%	4.85%	4.04%
Finance revenue	10.31%	11.33%	13.14%
Interest expense	(8.91)%	(8.13)%	(7.54)%
Depreciation on operating lease equipment	(1.64)%	(1.67)%	(1.65)%
Net finance revenue	(0.24)%	1.53%	3.95%
As a % of AEA by Segment:
Corporate Finance	0.83%	3.02%	6.85%
Transportation Finance	0.14%	2.14%	1.40%
Trade Finance	(2.06)%	(1.27)%	(3.70)%
Vendor Finance	4.08%	6.90%	8.60%
Commercial Segments	0.98%	3.18%	4.66%
Consumer	(1.06)%	(0.31)%	1.28%

(1)	Net finance revenue and average earning assets are non-GAAP measures; see reconciliation of non-GAAP to GAAP financial information.

(2)	Average earning assets are less than comparable balances displayed later in this document in ‘Select Quarterly Financial Data’ (Quarterly Average Balances) due to the exclusion of deposits with banks and other investments and the inclusion of credit balances of factoring clients.

Net finance revenue (“NFR”) and NFR as a percentage of AEA (Net Finance Margin or “NFM”) are key metrics used by management to measure the profitability of our lending and leasing assets. NFR includes interest and fee income on our loans and capital leases, interest and dividend income on cash and investments, rental revenue and depreciation from our leased equipment, as well as funding costs. Given our asset composition includes a high level of operating lease equipment (38% of average earning assets), NFM is a more appropriate metric for CIT than net interest margin (“NIM”) (a common metric used by other bank holding companies), as NIM does not fully reflect the earnings of our portfolio because it includes the impact of debt costs on all our assets but excludes the net revenue (rental revenue less depreciation) from operating leases.

NFR continued to be significantly impacted by FSA accretion in 2012. Net FSA accretion (FSA accretion included in interest income and expense, and depreciation and rental income) decreased NFR by $1.2 billion during 2012, compared to increases of $25 million in 2011 and $1.4 billion in 2010. The 2012 period included significantly higher debt FSA discount accretion resulting from repayments of high cost debt (“accelerated debt FSA accretion”) and accelerated OID on debt extinguishment related to the GSI facility (“accelerated OID accretion”), which when discussed in combination is referred to as “accelerated debt FSA and OID accretion”. See Fresh Start Accounting section for FSA accretion details and the first table in Segments for accelerated debt FSA and OID accretion balances. As detailed in the following table, absent net FSA accretion, accelerated OID accretion and prepayment costs, adjusted NFR was $1.1 billion, up from $616 million in 2011 and $353 million in 2010. The improvement from both periods reflects lower funding costs, while the increase from 2011 also reflects a benefit from higher commercial segment average earning assets.

CIT ANNUAL REPORT 2012    39

As detailed below, NFM included significant impact from net FSA accretion, accelerated OID on debt extinguishments related to the GSI facility and debt prepayment costs.

Adjusted NFR ($) and NFM (%) (dollars in millions)

	Years Ended December 31,
	2012		2011		2010
NFR / NFM	$(76.9)	(0.24)%	$526.7	1.53%	$1,611.9	3.95%
FSA impact on NFR and NFM	1,181.8	3.33%	(25.3)	(0.23)%	(1,396.5)	(3.50)%
Debt related – prepayment costs	–	–	114.2	0.30%	137.9	0.29%
Accelerated OID on debt extinguishments related to the GSI facility	(52.6)	(0.14)%	–	–	–	–
Adjusted NFR / NFM	$1,052.3	2.95%	$615.6	1.60%	$353.3	0.74%

NFR and Adjusted NFR are non-GAAP measures, see “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

NFM was down from 2011 and 2010 reflecting accelerated debt FSA and lower net FSA, partially offset by OID accretion. Adjusted NFM, improved over the prior-year periods due to continued reduction in funding costs, a continued shift in asset mix to higher-yielding commercial assets, as well as higher amount of suspended depreciation and other yield related items. Lower funding costs resulted from our liability actions, which included paying off high cost debt and deposit growth. Suspended depreciation on operating lease equipment held for sale, described below, benefits NFM until the asset is sold. Interest recoveries, which resulted from non-accrual asset prepayments, sales and assets returning to accrual status, and certain other yield-related fees, were up in 2012.

Generally, 2012 new business yields in Corporate Finance remained relatively stable within product types. Utilization rates in air and railcar assets in Transportation Finance remained strong as discussed below. Asset yields, which vary by vendor program, geography and types of credit in Vendor Finance, were generally stable in 2012, but there was some pricing pressure.

2011 NFM excluding FSA and prepayment penalties improved over 2010 as lower funding costs and stabilizing asset yields partially offset reduced benefits from the GSI Facilities. While the benefits from the GSI Facilities were down, net finance margin continued to benefit from discount recapture stemming from collateral prepayments on the underlying securities. Excluding FSA and the effect of prepayment penalties on high-cost debt, margin during 2010 grew sequentially during the first three quarters due to a decrease in high cost debt. During the fourth quarter, our yield compressed as the sale of non-strategic consumer receivables (which carried higher yields and a higher risk profile) in Vendor Finance and the pressure on rental margins, including the impact from the return of aircraft from a bankrupt carrier, more than offset the benefits of paying down high cost debt.

NFM continued to be impacted by our changing business mix, in which cash and short-term investments and student loans continue to represent a sizable but declining portion of the overall balance sheet. Continued growth in the relative proportion of commercial loans and leases and further declines in non-accrual loan balances, contributed to the improved margin.

Interest income was down from 2011 and 2010 primarily reflecting lower FSA accretion, which totaled $268 million in 2012, $745 million in 2011 and $1.6 billion in 2010. The remaining accretable FSA discount on loans was $355 million at December 31, 2012. The decline from 2011 was partially offset by higher commercial earning assets. While total AEA was down 5% from 2011 and 20% from 2010, both primarily driven by assets sales, principally consumer loans, commercial segment AEA increased about 4% from 2011.

Interest expense included $1.6 billion of FSA accretion and accelerated OID accretion ($1.4 billion due to accelerated debt extinguishments), while 2011 and 2010 included FSA accretion and prepayment costs of $1.0 billion ($393 million due to accelerated debt extinguishments) and $533 million ($52 million due to accelerated debt extinguishments), respectively. The higher 2012 amounts resulted from repayments of over $15 billion in high cost debt in the first three quarters and $1.0 billion of secured debt in the last quarter of 2012. During 2011, CIT had $9.5 billion in debt redemptions and extinguishments.

As a result of our 2012 debt redemption activities and the increased proportion of deposits to total funding, we reduced weighted average coupon rates of outstanding deposits and long-term borrowings to 3.18% at December 31, 2012, from 4.69% at December 31, 2011 and 5.30% at December 31, 2010. The weighted average coupon rate of long-term borrowings at December 31, 2012 was 3.81%, compared to 5.12% at December 31, 2011 and 5.54% at December 31, 2010. Long-term borrowings are discussed in Funding and Liquidity. See Select Financial Data section for more information on Long-term borrowing rates.

Deposits have increased, both in dollars and proportion of total CIT funding; 31% at December 31, 2012 compared to 19% at December 31, 2011 and 12% at December 31, 2010. The weighted average rate of total CIT deposits at December 31, 2012 was 1.75%, compared to 2.68% at December 31, 2011 and 3.13% at December 31, 2010.

Item 7:  Management’s Discussion and Analysis

40    CIT ANNUAL REPORT 2012

The following table sets forth the details on net operating lease revenue(6), before and after the impact of FSA:

Net Operating Lease Revenue as a % of Average Operating Leases (AOL) (dollars in millions)

	Years Ended December 31,
	2012	2011	2010
Rental income on operating leases	14.78%	14.85%	15.01%
Depreciation on operating lease equipment	(4.42)%	(5.12)%	(6.15)%
Net operating lease revenue %	10.36%	9.73%	8.86%
Net operating lease revenue %, excluding FSA	7.20%	6.42%	5.68%
Net operating lease revenue	$1,251.4	$1,092.4	$972.6
Average Operating Lease Equipment (“AOL”)	$12,072.9	$11,228.9	$10,981.0

Net operating lease revenue increased in amount compared to 2011 and 2010 on higher assets in Transportation Finance and lower depreciation expense in Vendor Finance (discussed further below). Net operating lease revenue also reflects a benefit from net FSA accretion of $189 million, $184 million and $171 million for the years ended December 31, 2012, 2011 and 2010, respectively. These factors also drove the increases in net operating lease revenue as a percent of AOL.

Net operating lease revenue was primarily generated from the aircraft and rail transportation portfolios. Net operating lease revenue from these portfolios improved from the prior years, reflecting higher asset balances and strong asset utilization. Commercial aircraft utilization rates remained strong at over 99% leased at December 31, 2012, essentially unchanged from 2011 and 2010. In the rail portfolio, fleet utilization, including commitments, was over 98%, increased from 97% and 94% at December 31, 2011 and 2010, respectively.

In addition, the 2012 results compared to 2011 and 2010 benefited from lower depreciation expense, primarily in the Vendor Finance business, as a result of certain operating lease equipment being recorded as held for sale. Once a long-lived asset is classified as held for sale, depreciation expense is no longer recognized, but the asset is evaluated for impairment with any such charge recorded in other income. As a result, net operating lease revenue includes rental income on operating lease equipment classified as held for sale, but there is no related depreciation expense. The amount of depreciation not recognized on operating lease equipment in assets held for sale totaled $96 million for 2012, $68 million for the 2011 and was not significant in 2010. The amount of impairment on operating lease assets held for sale totaled $114 million for 2012, $85 million for 2011 and $2 million for 2010. Operating lease equipment in assets held for sale totaled $344 million at December 31, 2012 and $237 million at December 31, 2011, reflecting assets relating to transportation equipment and the previously announced Dell Europe platform sale in Vendor Finance, and none at December 31, 2010.

See “Non-interest Income – Impairment on assets held for sale”, “Expenses – Depreciation on operating lease equipment” and “Concentrations – Operating Leases” for additional information.

CREDIT METRICS

Since the Company’s emergence from bankruptcy, management has analyzed credit trends both before and after FSA in order to provide comparability with our longer-term credit trends (which included pre-emergence / historical accounting) and credit trends experienced by other market participants. These dual comparisons are less relevant in 2012 than in prior post emergence periods, and will become even less so prospectively as FSA discount related to loans has declined to $377 million at December 31, 2012 from $5.0 billion at December 31, 2009. As a result, this dual reporting had been de-emphasized during 2012.

Our credit metrics began to improve in the latter half of 2010; a trend that has continued through the end of 2012. This positive trend is consistent with improved global economic conditions, as well as circumstances specific to our portfolio, including the liquidation of lower credit quality legacy assets that had higher expected losses. The result was continued reduction in non-accrual loans and charge-offs remaining at low levels.

Management believes that credit metrics are at, or near, cyclical lows, and does not expect sustained improving trends from these levels. Given current levels, sequential quarterly movements in non-accrual loans and charge-offs in Corporate Finance, Trade Finance and Transportation Finance are subject to volatility around longer term trends if larger accounts migrate in and out of non-accrual status or get resolved. Given the smaller ticket, flow nature of Vendor Finance, we do not expect quarter-over-quarter movement in these metrics to be as significant in this business.

As a percentage of average finance receivables, net charge-offs in the Commercial segments were 0.46% in the current year, versus 1.68% in 2011 and 2.04% in 2010. Non-accrual loans in the

(6)	Net operating lease revenue and average operating lease equipment are non-GAAP measures; see reconciliation of non-GAAP to GAAP financial information.

CIT ANNUAL REPORT 2012    41

Commercial segments declined 53% to $330 million (1.93% of Finance receivables) from $701 million (4.61%) at December 31, 2011. This follows a 57% improvement in non-accrual loans in 2011 from 2010, as non-accrual loans have declined from the post-emergence peak of $2.1 billion at June 30, 2010.

The provision for credit losses was $52 million for the current year, down from $270 million and $820 million in 2011 and 2010, respectively. While the improving trend was largely driven by lower charge-offs, the 2010 provision, in particular, included higher amounts to rebuild an allowance following the elimination of the previous amount as FSA was adopted in December 2009 in conjunction with the Company’s emergence from bankruptcy.

As a result of adopting FSA, the allowance for loan losses at December 31, 2009 was eliminated and effectively recorded as discounts on loans as part of the fair value of finance receivables. A portion of the discount attributable to embedded credit losses was recorded as non-accretable discount and is utilized as such losses occurred, primarily on impaired, non-accrual loans. Any incremental deterioration of loans in this group results in incremental provisions or charge-offs. Improvements or an increase in forecasted cash flows in excess of the non-accretable discount reduces any allowance on the loan established after emergence from bankruptcy. Once such allowance (if any) has been reduced and the account is returned to accruing status, the non-accretable discount is reclassified to accretable discount and is recorded as finance income over the remaining life of the account. For performing pre-emergence loans, an allowance for loan losses is established to the extent our estimate of inherent loss exceeds the FSA discount. Recoveries on pre-emergence (2009 and prior) charge-offs, and on charge-offs prior to transfer to held-for-sale, are recorded in non-interest income, and totaled $55 million, $124 million and $279 million for 2012, 2011 and 2010, respectively. These declining amounts reflect the longer period away from the emergence date.

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

Our allowance for loan losses includes: (1) specific reserves for impaired loans, (2) non-specific reserves for losses inherent in non-impaired loans utilizing the Company’s internal probability of default / loss given default ratings system, generally with a two year loss emergence period assumption, to determine estimated loss levels and (3) a qualitative adjustment to the reserve for economic risks, industry and geographic concentrations, and other factors not adequately captured in our methodology. Our policy is to recognize losses through charge-offs when there is high likelihood of loss after considering the borrower’s financial condition, underlying collateral and guarantees, and the finalization of collection activities.

For all presentation periods, qualitative adjustments largely related to instances where management believed that the Company’s current risk ratings in selected portfolios did not yet fully reflect the corresponding inherent risk. The qualitative adjustments did not exceed 10% of the total allowance for any of such periods and are recorded by class and included in the allowance for loan losses.

Management updated and enhanced credit grading models in the quarter ended June 30, 2012 as part of its ongoing model development life cycle. These updates and enhancements did not have a significant impact in the period relative to other factors affecting the allowance. See Risk Management for additional discussion on the new model development and the allowance for loan losses.

Item 7:  Management’s Discussion and Analysis

42    CIT ANNUAL REPORT 2012

The following table presents detail on our allowance for loan losses, including charge-offs and recoveries and provides summarized components of the provision and allowance:

Allowance for Loan Losses and Provision for Credit Losses (dollars in millions)

	Years ended December 31
	CIT			Predecessor CIT
	2012	2011	2010	2009	2008
Allowance – beginning of period	$407.8	$416.2	$–	$1,096.2	$574.3
Provision for credit losses(1)	51.6	269.7	820.3	2,660.8	1,049.2
Change related to new accounting guidance(2)	–	–	68.6	–	–
Other(1)	(5.9)	(12.9)	(8.2)	(12.2)	(36.8)
Net additions	45.7	256.8	880.7	2,648.6	1,012.4
Gross charge-offs	(141.8)	(368.8)	(510.3)	(2,068.2)	(557.8)
Recoveries(3)	67.6	103.6	45.8	109.6	67.3
Net Charge-offs	(74.2)	(265.2)	(464.5)	(1,958.6)	(490.5)
Allowance before fresh start adjustments	379.3	407.8	416.2	1,786.2	1,096.2
Fresh start adjustments	–	–	–	(1,786.2)	–
Allowance – end of period	$379.3	$407.8	$416.2	$–	$1,096.2
Loans
Commercial Segments	$17,150.2	$15,223.1	$16,572.5	$25,501.4	$40,654.0
Consumer	3,697.4	4,682.8	8,075.9	9,683.7	12,472.6
Total loans	$20,847.6	$19,905.9	$24,648.4	$35,185.1	$53,126.6
Allowance
Commercial Segments	$379.3	$407.8	$416.2	$–	$857.9
Consumer	–	–	–	–	238.3
Total allowance	$379.3	$407.8	$416.2	$–	$1,096.2

	Provision for Credit Losses			Allowance for Loan Losses
For the years ended/at December 31:	2012	2011	2010	2012	2011	2010
Specific reserves on commercial impaired loans	$(9.4)	$(66.7)	$121.3	$45.2	$54.6	$121.3
Non-specific reserves–commercial	(13.2)	71.2	234.5	334.1	353.2	294.9
Net charge-offs–commercial	73.7	262.1	439.2	–	–	–
Net charge-offs–consumer	0.5	3.1	25.3	–	–	–
Total	$51.6	$269.7	$820.3	$379.3	$407.8	$416.2

(1)	Includes amounts related to reserves on unfunded loan commitments, letters of credit and for deferred purchase agreements, which are reflected in other liabilities, as well as foreign currency translation adjustments.

(2)	Reflects reserves associated with loans consolidated in accordance with 2010 adoption of accounting guidance on consolidation of variable interest entities.

(3)	Recoveries for the years ended December 31, 2012, 2011 and 2010 do not include $55.0 million, $124.1 million and $278.8 million, respectively, of recoveries of loans charged off pre-emergence and loans charged off prior to transfer to held for sale, which are included in Other Income.

The allowance for loan losses as a percentage of finance receivables for the Commercial Segments (excluding U.S. government-guaranteed student loans) was 2.21%, 2.68% and 2.51% as of December 31, 2012, 2011 and 2010, respectively. The declining trend in 2012 reflects the previously-mentioned liquidation of lower credit quality legacy assets that had higher expected losses. The rate increase in 2011 also reflects the re-establishment of allowance corresponding to FSA discount accretion.

Including the U.S. government guaranteed student loans, which have no related reserves, the comparable consolidated allowance for loan loss percentages were 1.82%, 2.05% and 1.69%, as of December 31, 2012, 2011 and 2010, respectively. The declining proportion of student loans in the periods presented narrows the gap between the consolidated and commercial allowance rates, and therefore affects the comparability between the overall and commercial portfolio rate trends.

The decline in specific reserves over the past two years, particularly during 2011, is consistent with reduced non-accrual inflows and balances.

CIT ANNUAL REPORT 2012    43

FSA discount and allowance balances by segment are presented in the following tables:

Segment FSA Loans Discount and Allowance for Loan Losses (dollars in millions)

	Finance Receivables pre-FSA	FSA – Accretable Discount	FSA – Non- accretable Discount(1)	Finance Receivables post-FSA	Allowance for Loan Losses	Net Carrying Value
December 31, 2012
Corporate Finance	$8,260.8	$(69.2)	$(18.6)	$8,173.0	$(229.9)	$7,943.1
Transportation Finance	1,896.0	(42.8)	–	1,853.2	(36.3)	1,816.9
Trade Finance	2,305.3	–	–	2,305.3	(27.4)	2,277.9
Vendor Finance	4,841.1	(19.1)	(3.3)	4,818.7	(85.7)	4,733.0
Commercial Segments	17,303.2	(131.1)	(21.9)	17,150.2	(379.3)	16,770.9
Consumer	3,921.6	(224.2)	–	3,697.4	–	3,697.4
Total	$21,224.8	$(355.3)	$(21.9)	$20,847.6	$(379.3)	$20,468.3
December 31, 2011
Corporate Finance	$7,089.2	$(178.7)	$(47.8)	$6,862.7	$(262.2)	$6,600.5
Transportation Finance	1,564.0	(77.0)	–	1,487.0	(29.3)	1,457.7
Trade Finance	2,431.4	–	–	2,431.4	(29.0)	2,402.4
Vendor Finance	4,516.2	(62.8)	(11.4)	4,442.0	(87.3)	4,354.7
Commercial Segments	15,600.8	(318.5)	(59.2)	15,223.1	(407.8)	14,815.3
Consumer	4,989.4	(303.3)	(3.3)	4,682.8	–	4,682.8
Total	$20,590.2	$(621.8)	$(62.5)	$19,905.9	$(407.8)	$19,498.1
December 31, 2010
Corporate Finance	$8,995.8	$(611.4)	$(311.5)	$8,072.9	$(304.0)	$7,768.9
Transportation Finance	1,537.3	(145.3)	(1.7)	1,390.3	(23.7)	1,366.6
Trade Finance	2,387.4	–	–	2,387.4	(29.9)	2,357.5
Vendor Finance	4,945.6	(183.6)	(40.1)	4,721.9	(58.6)	4,663.3
Commercial Segments	17,866.1	(940.3)	(353.3)	16,572.5	(416.2)	16,156.3
Consumer	8,584.6	(498.6)	(10.1)	8,075.9	–	8,075.9
Total	$26,450.7	$(1,438.9)	$(363.4)	$24,648.4	$(416.2)	$24,232.2

(1)	Non-accretable discount includes certain accretable discount amounts relating to non-accrual loans for which accretion has been suspended.

Item 7:  Management’s Discussion and Analysis

44    CIT ANNUAL REPORT 2012

The following table presents charge-offs, by business segment. See Results by Business Segment for additional information.

Charge-offs as a Percentage of Average Finance Receivables (dollars in millions)

	Years Ended December 31,
	CIT						Predecessor CIT
	2012		2011		2010		2009		2008
Gross Charge-offs
Corporate Finance	$52.7	0.70%	$239.6	3.31%	$257.7	2.49%	$1,427.2	7.92%	$186.6	0.89%
Transportation Finance	11.7	0.69%	6.6	0.48%	4.8	0.29%	3.4	0.14%	–	–
Trade Finance	8.6	0.36%	21.1	0.85%	29.8	1.12%	111.8	2.42%	64.1	0.95%
Vendor Finance	67.8	1.49%	97.2	2.16%	191.9	2.81%	386.4	3.36%	181.2	1.57%
Commercial Segments	140.8	0.87%	364.5	2.34%	484.2	2.25%	1,928.8	5.27%	431.9	1.04%
Consumer	1.0	0.02%	4.3	0.06%	26.1	0.30%	139.4	1.17%	125.9	0.99%
Total	$141.8	0.70%	$368.8	1.61%	$510.3	1.68%	$2,068.2	4.27%	$557.8	1.02%
Recoveries(1)
Corporate Finance	$20.3	0.27%	$33.5	0.46%	$12.0	0.12%	$40.4	0.22%	$14.5	0.06%
Transportation Finance	–	–	0.1	0.01%	–	–	0.9	0.04%	1.3	0.05%
Trade Finance	7.8	0.33%	10.9	0.44%	1.2	0.04%	3.2	0.07%	1.9	0.03%
Vendor Finance	39.0	0.86%	57.9	1.29%	31.8	0.47%	58.0	0.50%	43.6	0.38%
Commercial Segments	67.1	0.41%	102.4	0.66%	45.0	0.21%	102.5	0.28%	61.3	0.15%
Consumer	0.5	0.01%	1.2	0.02%	0.8	0.01%	7.1	0.06%	6.0	0.05%
Total	$67.6	0.33%	$103.6	0.45%	$45.8	0.15%	$109.6	0.23%	$67.3	0.12%
Net Charge-offs(1)
Corporate Finance	$32.4	0.43%	$206.1	2.85%	$245.7	2.37%	$1,386.8	7.70%	$172.1	0.83%
Transportation Finance	11.7	0.69%	6.5	0.47%	4.8	0.29%	2.5	0.10%	(1.3)	(0.05)%
Trade Finance	0.8	0.03%	10.2	0.41%	28.6	1.08%	108.6	2.35%	62.2	0.92%
Vendor Finance	28.8	0.63%	39.3	0.87%	160.1	2.34%	328.4	2.86%	137.6	1.19%
Commercial Segments	73.7	0.46%	262.1	1.68%	439.2	2.04%	1,826.3	4.99%	370.6	0.89%
Consumer	0.5	0.01%	3.1	0.04%	25.3	0.29%	132.3	1.11%	119.9	0.94%
Total	$74.2	0.37%	$265.2	1.16%	$464.5	1.53%	$1,958.6	4.04%	$490.5	0.90%

(1)	Net charge-offs do not include recoveries of loans charged off pre-emergence and loans charged off prior to transfer to held for sale, which are recorded in Other Income.

Gross and net charge-offs, both in amount and as a percentage of AFR, declined to their lowest levels since 2007. Net charge-offs in the Commercial segments declined to 0.46% of AFR from 1.68% in 2011, with all segments except Transportation Finance contributing to the decline. The Transportation Finance write-offs of 0.69% for the current year primarily reflected charge-offs on two loans secured by aviation equipment, which introduced short-term volatility to the trends. Recoveries, while down from 2011 in amount, remained strong in relation to gross charge-offs.

Following a spike in 2009, Vendor Finance charge-offs were high in 2010 due to a policy refinement in the third quarter, which accelerated delinquency-based charge-offs to 150 days from the previous 180 days. Charge-off trends have consistently improved since then. The decline in Consumer charge-offs over the time period above reflects the reduction in the private student loan portfolio. As of December 31, 2012, the Consumer portfolio consists of student loans that are 97%–98% guaranteed by the U.S. government, thereby mitigating our ultimate credit risk.

CIT ANNUAL REPORT 2012    45

The tables below present information on non-performing loans, which includes assets held for sale for each period:

Non-accrual and Accruing Past Due Loans at December 31 (dollars in millions)

	CIT				Predecessor CIT
	2012	2011	2010	2009	2009(1)	2008
Non-accrual loans
U.S.	$273.2	$623.3	$1,336.1	$1,465.5	$2,335.3	$1,081.7
Foreign	57.0	77.8	280.7	108.8	292.4	138.8
Commercial Segments	330.2	701.1	1,616.8	1,574.3	2,627.7	1,220.5
Consumer	1.6	0.9	0.7	0.1	197.7	194.1
Non-accrual loans	$331.8	$702.0	$1,617.5	$1,574.4	$2,825.4	$1,414.6
Troubled Debt Restructurings
U.S.	$263.2	$427.5	$412.4	$116.5	$189.2	$107.6
Foreign	25.9	17.7	49.3	4.5	24.9	21.7
Restructured loans	$289.1	$445.2	$461.7	$121.0	$214.1	$129.3
Accruing loans past due 90 days or more
Government guaranteed accruing student loans past due 90 days or more	$231.4	$390.3	$433.6	$480.7	$493.7	$466.5
Other accruing loans past due 90 days or more	3.4	2.2	1.7	89.4	88.2	203.1
Accruing loans past due 90 days or more	$234.8	$392.5	$435.3	$570.1	$581.9	$669.6

(1)	Reflects balances pre-FSA.

Segment Non-accrual Loans as a Percentage of Finance Receivables at December 31 (dollars in millions)

	2012		2011		2010
Corporate Finance	$211.9	2.59%	$497.9	7.26%	$1,225.0	15.17%
Transportation Finance	40.5	2.18%	45.0	3.03%	63.2	4.55%
Trade Finance	6.0	0.26%	75.3	3.10%	164.4	6.89%
Vendor Finance	71.8	1.49%	82.9	1.87%	164.2	3.48%
Commercial Segments	330.2	1.93%	701.1	4.61%	1,616.8	9.77%
Consumer	1.6	0.04%	0.9	0.02%	0.7	0.01%
Total	$331.8	1.59%	$702.0	3.53%	$1,617.5	6.57%

Similar to last year, non-accrual loans declined in excess of 50% from the prior year, with all commercial segments reporting reductions, both in amount and as a percentage of finance receivables. The improvement in 2012 was particularly noteworthy in Trade Finance and Corporate Finance, which reflected repayments and resolutions, as well as returns to accrual status where appropriate.

As mentioned earlier, our credit metrics have been improving since the latter half of 2010. Non-accrual levels at June 30, 2010 were at, or near, historical highs, due to the combination of continued global economic weakness and circumstances specific to the Company’s emergence from bankruptcy. This was most evident in Corporate Finance and Trade Finance. In Corporate Finance, non-accrual loans had increased significantly in the printing, publishing, commercial real estate, energy, lodging, leisure and small business sectors. The segment’s cash flow portfolio was most severely impacted. In Trade Finance, nonaccrual balances increased in 2010 from 2009 as clients and retailers remained challenged by reduced consumer demand resulting from high unemployment levels.

Approximately 80% of our non-accrual accounts were paying currently at December 31, 2012, and our impaired loan carrying value (including FSA discount, specific reserves and charge-offs) to estimated outstanding contractual balances approximated 65%. For this purpose, impaired loans are comprised principally of non-accrual loans over $500,000 and TDRs.

Total delinquency (30 days or more) in our commercial segments were flat as a percentage of finance receivables at 1.7%, but did experience a $27 million increase compared to December 31, 2011. An increase in the 30 – 59 day category of $73 million was partially offset by decreases in the 60-89 and 90+ categories, and reflected certain non-credit (administrative) delinquencies in Vendor Finance, as well as normal month to month fluctuations.

Item 7:  Management’s Discussion and Analysis

46    CIT ANNUAL REPORT 2012

Foregone Interest on Non-accrual Loans and Troubled Debt Restructurings (dollars in millions)

	2012			2011			2010
	U.S.	Foreign	Total	U.S.	Foreign	Total	U.S.	Foreign	Total
Interest revenue that would have been earned at original terms	$66.5	$12.1	$78.6	$169.4	$18.6	$188.0	$244.7	$35.6	$280.3
Less: Interest recorded	23.7	3.7	27.4	18.7	6.0	24.7	35.4	15.0	50.4
Foregone interest revenue	$42.8	$8.4	$51.2	$150.7	$12.6	$163.3	$209.3	$20.6	$229.9

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

The tables that follow reflect loan carrying values as of December 31, 2012 and 2011 of accounts that have been modified.

Troubled Debt Restructurings and Modifications at December 31 (dollars in millions)

	2012			2011			2010
	Excluding FSA	Including FSA	% Compliant(1)	Excluding FSA	Including FSA	% Compliant(1)	Excluding FSA	Including FSA	% Compliant(1)
Troubled Debt Restructurings
Deferral of principal and/or interest	$258.2	$248.5	98%	$461.8	$394.8	94%	$345.8	$247.9	86%
Debt forgiveness	2.8	2.5	95%	17.9	12.5	96%	66.1	45.4	96%
Interest rate reductions	14.9	14.8	100%	24.6	19.0	100%	9.1	7.4	99%
Covenant relief and other	25.4	23.3	80%	27.0	18.9	77%	188.8	161.0	55%
Total TDRs	$301.3	$289.1	97%	$531.3	$445.2	94%	$609.8	$461.7	76%
Percent non accrual	29%	29%		66%	63%		95%	95%

Modifications(2)	Excluding FSA	% Compliant(1)	Excluding FSA	% Compliant(1)	Excluding FSA	% Compliant(1)
Extended maturity	$124.7	97%	$183.6	100%	$93.0	100%
Covenant relief	115.5	100%	157.4	100%	61.4	100%
Interest rate increase/additional collateral	80.3	100%	14.9	100%	126.3	100%
Deferment of principal	–	–	0.3	100%	19.1	98%
Other	62.8	100%	120.4	100%	71.0	63%
Total Modifications	$383.3	99%	$476.6	100%	$370.8	93%
Percent non-accrual	27%		10%		41%

(1)	% Compliant is calculated using carrying values including FSA for Troubled Debt Restructurings and carrying values excluding FSA for Modifications.

(2)	Table depicts the predominant element of each modification, which may contain several of the characteristics listed.

See Note 2 — Loans for additional information regarding TDRs and other credit quality information.

CIT ANNUAL REPORT 2012    47

NON-INTEREST INCOME

Non-interest Income (dollars in millions)

	Years Ended December 31,
	2012	2011	2010
Rental income on operating leases	$1,784.6	$1,667.5	$1,648.4
Other Income:
Factoring commissions	$126.5	$132.5	$145.0
Gains on sales of leasing equipment	117.6	148.4	156.3
Fee revenues	86.1	97.5	124.0
Gains on loan and portfolio sales	192.3	305.9	267.2
Counterparty receivable accretion	96.1	109.9	93.9
Recoveries of loans charged off pre-emergence and loans charged off prior to transfer to held for sale	55.0	124.1	278.8
Gain on investment sales	40.2	45.7	18.9
Losses on derivatives and foreign currency exchange	(5.7)	(5.2)	(60.4)
Impairment on assets held for sale	(115.6)	(113.1)	(25.9)
Other revenues	60.6	107.1	7.1
Other income	653.1	952.8	1,004.9
Non-interest income	$2,437.7	$2,620.3	$2,653.3

Non-interest Income includes Rental Income on Operating Leases and Other Income.

Rental income on operating leases from equipment we lease is recognized on a straight line basis over the lease term. Rental income is discussed in “Net Finance Revenues” and “Results by Business Segment”. See also “Note 4 — Operating Lease Equipment” and “Concentrations – Operating Leases” for additional information on operating leases.

Other income declined in 2012 and 2011 reflecting the following:

Factoring commissions declined from 2011 and 2010, reflecting lower factoring volumes.

Gains on sales of leasing equipment resulted from sales volume of $1.3 billion in 2012, $1.1 billion in 2011, and $0.9 billion in 2010. The amount of gains will vary based on volume and type of equipment sold. Equipment sales for 2012 consisted of $0.7 billion in Transportation Finance assets, with the remainder split between Vendor Finance assets and Corporate Finance assets. Equipment sales for 2011 consisted of $0.5 billion in Transportation Finance assets, $0.4 billion in Vendor Finance assets and $0.2 billion in Corporate Finance assets. Equipment sales for 2010 consisted of $0.5 billion in Vendor Finance assets, $0.2 billion in Transportation Finance assets and $0.2 billion in Corporate Finance assets.

Fee revenues include fees on lines of credit and letters of credit, syndication related fees, agent and advisory fees, and servicing fees for the loans we sell but retain servicing. Agent and advisory fees declined over the past three years due to lower deal activity, and asset management and servicing fees declined on lower asset levels. Fee revenues are mainly driven by our Corporate Finance segment, which includes fees from servicing SBL loans.

Gains on loan and portfolio sales reflected 2012 sales volume of $2.5 billion, which consisted of $2.1 billion in Consumer (student loans) and $0.4 billion in Corporate Finance. Although the majority of the assets sold were student loans, over 80% of the gains were on the Corporate Finance sales. The high gain percentage related to Corporate Finance resulted from the low carrying values as many of the loans sold were on non-accrual and included FSA adjustments. The 2011 sales volume totaled $2.5 billion, which consisted of $1.3 billion in Consumer, $0.7 billion in Corporate Finance, $0.4 billion in Vendor Finance, and approximately $0.1 billion in Transportation Finance. Corporate Finance generated over 70% of the gains. Sales volume was $4.2 billion in 2010, which consisted of $1.8 billion in Corporate Finance, $1.6 billion in Vendor Finance, $0.7 billion in Consumer, and $0.1 billion in Transportation Finance.

Counterparty receivable accretion relates to the FSA accretion of a fair value discount on the receivable from Goldman Sachs International (“GSI”) related to the GSI Facilities, which are total return swaps (as discussed in Funding and Liquidity). The discount is accreted into income over the expected term of the payout of the associated receivables. FSA accretion remaining on the counterparty receivable was $21 million at December 31, 2012. See Fresh Start Accounting and Funding and Liquidity and Note 8 — Long-term Borrowings and Note 9 — Derivative Financial Instruments.

Recoveries of loans charged off pre-emergence and loans charged off prior to transfer to held for sale reflected repayments or other workout resolutions on loans charged off prior to emergence from bankruptcy and loans charged off prior to classification as held for sale. Unlike recoveries on loans charged off after our restructuring, these recoveries are recorded as other income, not as a reduction to the provision for loan losses. The decrease from the prior years, reflected a general downward trend as the

Item 7:  Management’s Discussion and Analysis

48    CIT ANNUAL REPORT 2012

Company moves further away from its emergence date. Recoveries of loans charged off prior to transfer to held for sale increased in 2011 as Corporate Finance moved a pool of predominantly non-accrual loans to held for sale on which there was subsequent recovery activity.

Gains on investment sales reflected sales of equity investments, primarily in Corporate Finance.

Losses on derivatives and foreign currency exchange Transactional foreign currency movements resulted in gains of $37 million in 2012 and losses of $(42) million and $(64) million in 2011 and 2010, respectively. These were partially offset by losses of $(33) million in 2012, gains of $35 million in 2011 and $3 million in 2010 on derivatives that economically hedge foreign currency movements and other exposures. The 2010 losses were largely incurred in the first quarter before hedges were reestablished following our 2009 bankruptcy. In addition, derivative losses for 2012 included $(6) million related to the valuation of the derivatives within the GSI facility. Other significant amounts were losses of $(4) million in 2012 and gains of $2 million in 2011 on the realization of cumulative translation adjustment (CTA) amounts from AOCI upon the sale or substantial liquidation of a subsidiary. For additional information on the impact of derivatives on the income statement, please refer to Note 9 — Derivative Financial Instruments.

Impairment on assets held for sale in 2012 included $80 million of charges related to Vendor Finance operating lease equipment that were transferred to held for sale in 2011 and $34 million related to Transportation Finance equipment, mostly aerospace related. When a long-lived asset is classified as held for sale, depreciation expense is suspended and the asset is evaluated for impairment with any such charge recorded in other income. (See Expenses for related discussion on depreciation on operating lease equipment.) The 2011 balance included $61 million of impairment charges related to Vendor Finance, $24 million related to $2.2 billion of government-guaranteed student loans and $22 million related to idle center beam railcars, which were scrapped in 2012. The 2010 balance included $11 million of impairment related to student loans and $12 million related to sale of Corporate Finance loans.

Other revenues include items that are more episodic in nature, such as proceeds received in excess of carrying value on non-accrual accounts held for sale, which were repaid or had another workout resolution, and insurance proceeds in excess of carrying value on damaged leased equipment, and also includes income from joint ventures. The 2012 amount included $8 million, down from $59 million in 2011, of proceeds received in excess of carrying value on non-accrual accounts held for sale, primarily Corporate Finance loans. Principal recovery on these accounts was reported in recoveries of loans charged off prior to transfer to held for sale. In the 2012 fourth quarter, Vendor Finance recognized a $14 million gain on a sale of a platform related to the Dell Europe transaction. Transportation Finance benefited in 2011 from $14 million related to an aircraft insurance claim and $11 million related to a change in the aircraft order book and corresponding acceleration of FSA. Other revenues in 2010 were not significant.

EXPENSES

Other Expenses (dollars in millions)

	Years Ended December 31,
	2012	2011	2010
Depreciation on operating lease equipment	$533.2	$575.1	$675.8
Operating expenses:
Compensation and benefits	$538.7	$494.8	$570.7
Technology	81.6	75.3	75.1
Professional fees	64.8	120.9	114.8
Advertising and marketing	36.5	10.5	4.6
Net occupancy expense	36.2	39.4	48.9
Provision for severance and facilities exiting activities	22.7	13.1	52.2
Other expenses	137.7	142.6	158.8
Operating expenses	918.2	896.6	1,025.1
Loss on debt extinguishments	61.2	134.8	–
Total other expenses	$1,512.6	$1,606.5	$1,700.9
Headcount	3,560	3,530	3,780

Depreciation on operating lease equipment is recognized on owned equipment over the lease term or estimated useful life of the asset. Key influences on depreciation are asset mix and impairments. Depreciation expense is primarily driven by the Transportation Finance operating lease equipment portfolio, which includes long-lived assets such as rail cars and aircraft. Impairments recorded on equipment held in portfolio are reported as depreciation expense. Also impacting the balance

CIT ANNUAL REPORT 2012    49

are assets held for sale and FSA accretion. Depreciation expense is suspended on operating lease equipment once it is transferred to held for sale. While in held for sale, the Company tests for impairment, and charges are recorded in Other Income. The amount of depreciation not recognized on operating lease equipment in assets held for sale totaled $96 million for 2012 and $68 million for 2011, most of which related to Vendor Finance and was not significant in 2010. Depreciation expense includes a component of FSA adjustments, which reduced depreciation expense by $214 million for 2012, $240 million for 2011 and $274 million for 2010. See “Net Finance Revenues” and “Non-interest Income”.

Operating expenses include Bank deposit raising costs of approximately $35 million in 2012, which are reflected across various expense categories but mostly within advertising and marketing. Operating expenses were up 2% in 2012 and declined 13% in 2011 reflecting the following:

-	Compensation and benefits were up during 2012, driven by incentive compensation expense, which includes the amortization of deferred compensation, and a higher number of employees. Deferred compensation plans were re-instated annually post emergence and the costs associated with the plans are amortized over a three year period. Thus, 2012 included two years of amortization of deferred costs, which will increase to the full three years in 2013 and therafter. Compensation and benefits decreased in 2011 primarily due to headcount reduction and because 2010 included additional retention related incentive compensation costs. See Note 18 — Retirement, Postretirement and Other Benefit Plans.

-	Professional fees includes legal and other professional fees such as tax, audit, and consulting services. The decrease in 2012 reflected amounts received on favorable legal and tax resolutions and lower (although still elevated) consulting costs for risk management and other projects. The 5% increase in 2011 was primarily due to higher risk management consulting fees and litigation-related costs.

-	Advertising and marketing expenses increased, reflecting higher amounts associated with CIT Bank. CIT Bank costs totaled $24 million in 2012, up from $1 million in 2011, reflecting costs associated with raising deposits.

-	Provision for severance and facilities exiting activities reflects costs associated with various organization efficiency initiatives. Severance costs include employee termination benefits incurred in conjunction with these initiatives. The facility exiting activities primarily relate to location closings and include impact of outsourcing of student loan portfolio servicing in 2011 and facility consolidation charges principally in the New York region in 2010. See Note 25 — Severance and Facility Exiting Liabilities for additional information.

-	Other expenses includes items such as travel and entertainment, insurance, FDIC costs, office equipment and supply costs and taxes (other than income taxes).

Losses (gains) on debt extinguishments for 2012 reflect the write-off of accelerated fees and underwriting costs related to liability management actions taken, which included the repayment of the remaining Series A Notes and all of the 7% Series C Notes. The 2011 loss is primarily due to the write-off of original issue discount and fees associated with the repayment of the first lien term loan, partially offset by a modest gain from the repurchase of approximately $400 million of Series A debt at a discount in open market transactions.

FRESH START ACCOUNTING

Upon emergence from bankruptcy in 2009, CIT applied Fresh Start Accounting (FSA) in accordance with generally accepted accounting principles in the United States of America (GAAP). See Note 1 — Business and Summary of Significant Accounting Policies. Accretion and amortization of certain FSA adjustments are reflected in operating results as briefly described below.

FSA remained a significant factor on our Net Finance Revenue in 2012, while the impact on Credit Metrics trends had lessened. Net finance revenue reflected the accretion of the FSA adjustments to the loans and leases, debt, as well as depreciation and, to a lesser extent, rental income. As the FSA remaining on debt has diminished due to the significant acceleration of debt related FSA associated with debt repayment activity, the remaining amortization of long-term borrowings FSA discount (most of which is on secured borrowings) will more closely match the accretion of FSA discount on loans, reducing volatility of net finance revenue. Therefore, the most significant remaining discount of $2.6 billion relates to operating lease equipment, which is accreted over a long period of time.

Given the impact of FSA on CIT’s financial statements and, to a lesser extent, credit metrics, the results are generally not comparable with those of other financial institutions.

Item 7:  Management’s Discussion and Analysis

50    CIT ANNUAL REPORT 2012

The following table presents FSA adjustments by balance sheet caption:

Accretable Fresh Start Accounting (Discount) / Premium (dollars in millions)

	December 31, 2012	December 31, 2011	December 31, 2010
Loans	$(355.3)	$(621.8)	$(1,438.9)
Operating lease equipment, net	(2,550.6)	(2,803.1)	(3,020.9)
Intangible assets, net	31.9	63.6	119.2
Other assets	(20.8)	(117.1)	(226.9)
Total assets	$(2,894.8)	$(3,478.4)	$(4,567.5)
Deposits	$3.5	$14.5	$38.5
Long-term borrowings	(369.4)	(2,018.9)	(2,948.5)
Other liabilities	1.7	25.7	112.2
Total liabilities	$(364.2)	$(1,978.7)	$(2,797.8)

Interest income is increased by the FSA accretion on loans. Going forward, most of this will relate to Consumer as the majority of the remaining balance as of December 31, 2012 is associated with this portfolio. Due to the contractual maturity of the underlying loans, the majority of the accretion on consumer loans will be over a long time period, generally 10 years, while most commercial loan accretion income will be realized within the next 2 years. In addition to the yield related accretion on loans, the decline in accretable balance has been accelerated, primarily as a result of asset sales. There is $22 million of non-accretable discount remaining at December 31, 2012.

Interest expense is increased by the accretion of the FSA discounts on long-term borrowings, which is recognized over the time to contractual maturity of the underlying debt. We have repaid debt prior to its contractual maturity, and the repayments were accounted for as a debt extinguishment, which accelerated the accretion of the FSA discount on the underlying debt, resulting in an increase to interest expense of approximately $1.5 billion in 2012 and $279 million in 2011 and a decrease in interest expense of $86 million in 2010. If the repayments had been accounted for as a debt modification, the FSA discount would have been amortized over the term of the new financing on an effective yield method.

At December 31, 2012, long-term borrowings included approximately $330 million of remaining FSA discount on secured borrowings, consisting primarily of approximately 75% secured by student loans and 20% secured by aircraft. The maturity dates for the secured borrowings at December 31, 2012, range from 2013 – 2040. Approximately 80% of the FSA discount is expected to be recognized by the end of 2021. The remaining $39 million of FSA accretion on long term borrowings relates to other debt.

Depreciation expense is reduced by the accretion of the operating lease equipment discount, essentially all of which is related to Transportation Finance aircraft and rail operating lease assets. We estimated an economic average life before disposal of these assets of approximately 15 years for aerospace assets and 30 years for rail assets.

An intangible asset was recorded to adjust operating lease rents that were, in aggregate, above then current market rental rates. These adjustments (net) will be amortized, thereby lowering rental income (a component of Non-interest Income) over the remaining term of the lease agreements on a straight line basis. The majority of the remaining accretion has a contractual maturity of less than two years.

Other assets relates primarily to a discount on receivables from GSI in conjunction with the GSI Facilities. The discount is accreted into other income as ‘counterparty receivable accretion’ over the expected payout of the associated receivables. The GSI Facilities are discussed in “Funding, Liquidity and Capital” and also in Note 8 — Long-term Borrowings, and Note 9 — Derivative Financial Instruments in Item 8 Financial Statements and Supplementary Data.

CIT ANNUAL REPORT 2012    51

The following table summarizes the impact of accretion and amortization of FSA adjustments on the Consolidated Statement of Operations:

Accretion/(Amortization) of Fresh Start Accounting Adjustments (dollars in millions)

	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Consumer	Corporate and Other	Total CIT
	Year Ended December 31, 2012
Interest income	$136.8	$29.0	$–	$46.0	$55.8	$–	$267.6
Interest expense	(268.3)	(725.0)	(49.9)	(211.9)	(187.5)	(195.9)	(1,638.5)
Rental income on operating leases	–	(24.8)	–	–	–	–	(24.8)
Depreciation expense	2.5	208.9	–	2.5	–	–	213.9
FSA – net finance revenue	(129.0)	(511.9)	(49.9)	(163.4)	(131.7)	(195.9)	(1,181.8)
Other income	73.9	14.8	–	–	7.4	–	96.1
Total	$(55.1)	$(497.1)	$(49.9)	$(163.4)	$(124.3)	$(195.9)	$(1,085.7)

	Year Ended December 31, 2011
Interest income	$466.5	$61.1	$–	$136.3	$81.5	$–	$745.4
Interest expense	(366.0)	(230.8)	(19.7)	(89.5)	(151.7)	(46.3)	(904.0)
Rental income on operating leases	–	(56.1)	–	–	–	–	(56.1)
Depreciation expense	4.5	225.4	–	10.1	–	–	240.0
FSA – net finance revenue	105.0	(0.4)	(19.7)	56.9	(70.2)	(46.3)	25.3
Other income	84.6	16.9	–	–	8.4	–	109.9
Total	$189.6	$16.5	$(19.7)	$56.9	$(61.8)	$(46.3)	$135.2

	Year Ended December 31, 2010
Interest income	$1,099.6	$105.4	$15.4	$281.3	$118.8	$–	$1,620.5
Interest expense	(218.2)	(103.9)	(8.1)	(41.6)	(24.7)	1.8	(394.7)
Rental income on operating leases	–	(103.7)	–	–	–	–	(103.7)
Depreciation expense	7.6	232.6	–	34.2	–	–	274.4
FSA – net finance revenue	889.0	130.4	7.3	273.9	94.1	1.8	1,396.5
Other income	72.2	14.5	–	–	7.2	0.1	94.0
Total	$961.2	$144.9	$7.3	$273.9	$101.3	$1.9	$1,490.5

INCOME TAXES

Income Tax Data (dollars in millions)

	Years Ended December 31,
	2012	2011	2010
Provision for income taxes, before discrete items	$93.3	$139.4	$190.4
Discrete items	40.5	19.2	55.3
Provision for income taxes	$133.8	$158.6	$245.7
Effective tax rate	(29.4)%	89.0%	31.8%

The effective tax rate each year is impacted by a number of factors, including the relative mix of domestic and foreign earnings, valuation allowances in various jurisdictions, and discrete items. As a result, the effective tax rate is not indicative of the rate for near term future periods.

The 2012 provision reflects income tax expense on the earnings of certain international operations and no income tax benefit on the domestic losses. The Company has not recognized any tax benefit on its domestic losses due to uncertainties related to the ability to realize in the future its net deferred tax assets. At December 31, 2012, the Company maintains valuation allowances of approximately $187 million on the net deferred tax assets related to its foreign reporting entities. Certain foreign entities with net operating loss carry-forwards have recently generated

Item 7:  Management’s Discussion and Analysis

52    CIT ANNUAL REPORT 2012

profits, however, the Company continues to record a full valuation allowance on these entities’ net deferred tax assets due to their history of losses. A sustained period of profitability in these foreign entities is required before the Company would change their judgment regarding the need for valuation allowances against the net deferred tax assets. The Company utilizes a rolling three years of actual earnings as the primary measure of assessing a need for or possible release of valuation allowances, adjusted for any non-recurring items. Continued improvement in operating results, could lead to reversal of some of the foreign reporting entities’ valuation allowances.

The Company’s 2012 tax provision of $133.8 million decreased from $158.6 million in 2011 and $245.7 million in 2010. The decreases primarily reflect a reduction in foreign tax expense driven by lower international earnings offset by several discrete charges during the year.

The 2012 tax provision includes $40.5 million of net discrete tax expense items. The discrete items include:

-	Incremental taxes associated with international audit settlements.

-	An increase in a U.S. deferred tax liability on certain indefinite life assets that cannot be used as a source of future taxable income in the assessment of the domestic valuation allowance.

-	A tax benefit of $146.5 million caused by a release of tax reserves established on an uncertain tax position taken on certain tax losses following a favorable ruling from the tax authorities and a $98.4 million tax benefit associated with a tax position taken on a prior-year restructuring transaction. Both of these benefits were fully offset by corresponding increases to the domestic valuation allowance.

The 2011 tax provision before discrete items of $139.4 million was primarily related to income tax expense on the earnings of certain international operations and no income tax benefit on its domestic losses. The discrete items of $19.2 million included an increase to an uncertain federal and state tax position that the Company has taken with respect to the recognition of certain losses, offset by a reduction in the domestic valuation allowance. Also, in the fourth quarter of 2011, consequent to a change in the Company’s assertions regarding indefinite reinvestment for certain unremitted foreign earnings, the Company recorded deferred tax expense of $12.2 million of foreign withholding taxes.

The 2010 tax provision before discrete items of $190.4 million was primarily driven by taxes on earnings from international operations and no income tax benefit recorded on the domestic losses. The tax provision of $55.3 million for discrete items primarily related to the establishment of valuation allowances against certain international net deferred tax assets partially offset by favorable settlements of prior year international tax audits. Income tax benefits were not recognized on domestic losses due to uncertainties related to the ability to realize in the future the net deferred tax assets.

See Note 17 — Income Taxes for additional information.

RESULTS BY BUSINESS SEGMENT

Although down on a GAAP basis, pre-tax income was up in each segment except Vendor Finance when excluding debt redemption charges, net FSA accretion/amortization and accelerated OID on debt extinguishment related to the GSI facility for 2012. Financing and leasing assets were up in three of the commercial segments, while Trade Finance was down slightly.

We refined our expense and capital allocation methodologies during the first quarter of 2011. For 2011 and thereafter, Corporate and other includes certain costs that had been previously allocated to the segments, including prepayment penalties on high-cost debt payments and certain corporate liquidity costs, along with other debt extinguishment costs. In addition, we refined the capital and interest allocation methodologies for the segments, which management considered changes in estimations to better refine disclosure of segment profitability for users of the financial information on a go forward basis. These changes had the most impact on Transportation Finance given the capital requirements for their forward-purchase commitments and reduced the interest expense charged to this segment. The refinement was not significant to the other segments. The 2010 balances were not conformed to the 2011 presentation, but impacts on pre-tax earnings in Transportation Finance and Corporate and Other are noted in the respective sections.

See Note 23 — Business Segment Information for additional details.

The following table summarizes the reported pre-tax earnings of each segment, and the impacts of certain debt redemption actions. The pre-tax amounts excluding these actions are Non-GAAP measurements. See Non-GAAP Financial Measurements for discussion on the use of non-GAAP measurements.

CIT ANNUAL REPORT 2012    53

Impacts of FSA Accretion and Debt Redemption Charges on Pre-tax Income (Loss) by Segment (dollars in millions)

	Year Ended December 31, 2012
	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Consumer	Corporate & Other	Total
Pre-tax income/(loss) – reported	$200.2	$(122.7)	$4.1	$(107.9)	$(52.0)	$(376.5)	$(454.8)
Accelerated FSA net discount/(premium) on debt extinguishments and repurchases	222.2	647.1	46.4	198.2	156.0	181.0	1,450.9
Debt related – loss on debt extinguishments	–	–	–	–	–	61.2	61.2
Accelerated OID on debt extinguishments related to the GSI facility	–	(6.9)	–	–	(45.7)	–	(52.6)
Pre-tax income (loss) – excluding debt redemption charges and OID acceleration	422.4	517.5	50.5	90.3	58.3	(134.3)	1,004.7
Net FSA accretion (excluding debt related acceleration)	(167.1)	(150.0)	3.5	(34.8)	(31.7)	14.9	(365.2)
Pre-tax income (loss) – excluding debt redemption charges, FSA net accretion and OID acceleration	$255.3	$367.5	$54.0	$55.5	$26.6	$(119.4)	$639.5

	Year Ended December 31, 2011
Pre-tax income/(loss) – reported	$368.3	$190.2	$16.9	$144.8	$(90.6)	$(451.2)	$178.4
Accelerated FSA net discount/(premium) on debt extinguishments and repurchases	43.3	78.9	8.2	36.0	93.3	19.5	279.2
Debt related – loss on debt extinguishments	–	–	–	–	–	134.8	134.8
Debt related – prepayment costs	–	–	–	–	–	114.2	114.2
Pre-tax income (loss) – excluding debt redemption charges	411.6	269.1	25.1	180.8	2.7	(182.7)	706.6
Net FSA accretion (excluding debt related acceleration)	(232.9)	(95.4)	11.5	(92.9)	(31.5)	26.8	(414.4)
Pre-tax income (loss) – excluding debt redemption charges and FSA net accretion	$178.7	$173.7	$36.6	$87.9	$(28.8)	$(155.9)	$292.2

	Year Ended December 31, 2010
Pre-tax income/(loss) – reported	$556.6	$69.6	$(56.0)	$275.2	$19.6	$(93.6)	$771.4
Accelerated FSA net discount/(premium) on debt extinguishments and repurchases	(22.1)	(22.5)	(3.3)	(13.6)	(0.5)	(23.8)	(85.8)
Debt related – prepayment costs	–	–	–	–	–	137.9	137.9
Pre-tax income (loss) – excluding debt redemption charges	534.5	47.1	(59.3)	261.6	19.1	20.5	823.5
Net FSA accretion (excluding debt related acceleration)	(939.1)	(122.4)	(4.0)	(260.3)	(100.8)	21.9	(1,404.7)
Pre-tax income (loss) – excluding debt redemption charges and FSA net accretion	$(404.6)	$(75.3)	$(63.3)	$1.3	$(81.7)	$42.4	$(581.2)

Item 7:  Management’s Discussion and Analysis

54    CIT ANNUAL REPORT 2012

Corporate Finance

Corporate Finance provides financing for growth and working capital to middle-market companies and small businesses across the U.S. and maintains specialization in specific industries, including: Commercial & Industrial, Communications, Media & Entertainment, Healthcare, and Energy. Additionally, Corporate Finance has groups focused on small business lending in the U.S., financial sponsor coverage in the UK and Canada and project finance in Canada. Corporate Finance offers a product suite primarily composed of senior secured loans collateralized by accounts receivable, inventory, machinery & equipment and intangibles to finance various needs of our customers, such as working capital, plant expansion, acquisitions and recapitalizations. In 2011, Corporate Finance began select equipment leasing and financing secured by commercial equipment and real estate financing secured by commercial real estate. Revenue is generated primarily from interest earned on loans, supplemented by fees collected on services provided.

Corporate Finance – Financial Data and Metrics (dollars in millions)

	Years Ended December 31,
	2012	2011	2010
Earnings Summary
Interest income	$623.6	$923.7	$1,692.9
Interest expense	(564.6)	(706.1)	(976.7)
Provision for credit losses	(7.3)	(173.3)	(496.9)
Rental income on operating leases	8.9	18.0	24.7
Other income	387.9	546.5	603.6
Depreciation on operating lease equipment	(4.3)	(7.8)	(12.0)
Operating expenses	(244.0)	(232.7)	(279.0)
Income before provision for income taxes	$200.2	$368.3	$556.6
Pre-tax income – excluding debt redemption charges(1)	$422.4	$411.6	$534.5
Select Average Balances
Average finance receivables (AFR)	$7,510.3	$7,225.9	$10,347.7
Average earning assets (AEA)	7,617.2	7,538.7	10,633.3
Statistical Data
Net finance revenue (interest and rental income, net of interest and depreciation expense) as a % of AEA	0.83%	3.02%	6.85%
Funded new business volume	$4,377.0	$2,702.6	$1,074.2

(1)	Non-GAAP measurement, see table at the beginning of this section for a reconciliation of non-GAAP to GAAP financial information.

Pre-tax earnings were lowered by accelerated debt FSA accretion of $222 million in 2012, which resulted from debt prepayment activities, compared to $43 million in 2011 and an increase of $22 million in 2010. Excluding accelerated debt FSA accretion, pre-tax income rose from 2011, as lower funding costs and lower credit costs offset lower FSA net accretion, and was down from 2010, on significantly lower FSA net accretion.

Asset growth was driven by continued sequential increases in new business volumes. New business volume increased 62% in 2012 from 2011, helping drive an overall increase in financing and leasing assets. CIT Bank originated the vast majority of the 2012 U.S. funded volume, over 90%, up from 80% in 2011. Thus, at December 31, 2012, approximately 65% of its financing and leasing assets were in CIT Bank. 2012 new business yields in Corporate Finance remained relatively stable within product types, whereas in 2011, new business yields were up modestly on average. Current market conditions suggest pricing pressure on asset-based lending (“ABL”) has stabilized and there are pockets of pressure on structure and pricing in cash flow lending.

Other highlights included:

-	Excluding accelerated debt FSA accretion, net finance revenue was $286 million, up from $271 million in 2011 on lower funding costs (including the benefit from the increasing amount of assets in CIT Bank) and higher assets, but down from 2010 on lower net FSA accretion and lower assets. Net FSA accretion, excluding the accelerated debt FSA accretion, increased net finance revenue by $93 million for 2012, compared to increases of $148 million in 2011 and $867 million in 2010.

-	Other income included $217 million of gains on asset sales (including receivables, equipment and investments) in 2012, down from $278 million in 2011 and $246 million in 2010. Contributing to the decline was lower sales volume, $0.7 billion of equipment and receivable sales in 2012 compared to $0.9 billion in 2011 and $2.0 billion in 2010. Both 2011 and 2010 included higher amounts of non-accrual loan sales. Other income also includes FSA counterparty receivable accretion of $74 million, compared to $85 million in 2011 and $72 million in 2010. Another component of other income is recoveries of loans charged off pre-emergence and loans charged off prior to transfer to held for sale, which totaled $34 million in 2012, down from $86 million in 2011 and $208 million in 2010. As we move further away from our emergence date, both the recoveries and FSA counterparty receivable accretion decline.

-	Credit trends remained positive in 2012. Non-accrual loans declined to $212 million (2.59% of finance receivables)

CIT ANNUAL REPORT 2012    55

from $498 million (7.26%) at December 31, 2011 and $1.2 billion (15.17%) at December 31, 2010, primarily due to sales and collections. Net charge-offs were $32 million (0.43% of average finance receivables), down significantly from $206 million (2.85%) in 2011 and $246 million (2.37%) in 2010. The 2012 provision for credit losses reflect reserves established on loan originations, which was partially offset by a reduction in the allowance for loan losses, due to improved portfolio credit quality. The decrease in the provision for credit losses in 2012 from the prior year is due mainly to the decrease in net charge-offs.

-	Financing and leasing assets at December 31, 2012 totaled $8.3 billion, up from $7.1 billion at December 31, 2011, as new business volume offset sales and portfolio collections, and were essentially unchanged from December 31, 2010. Cash flow loans approximated 57% of the portfolio, while asset secured loans approximated 35%, and the remaining portfolio consisted primarily of SBA loans.

-	As previously announced, on December 31, 2012, CIT Bank agreed to acquire $1.3 billion of commercial loan commitments (of which approximately $800 million was outstanding), the purchase of which should be substantially completed during the first quarter of 2013.

Transportation Finance

Transportation Finance is among the leading providers of large ticket equipment leases and other secured financing in the aerospace and rail sectors. The principal asset within the Transportation Finance portfolio is leased equipment, whereby the business invests in equipment (primarily commercial aircraft and railcars) and leases it to commercial end-users. The typical structure for providing use of large ticket transportation assets is an operating lease. Transportation Finance operating lease clients primarily consist of global commercial airlines, and North American major railroads and material transport companies (including mining and agricultural firms). This business also provides secured lending and other financing products to companies in transportation and defense, offers financing and leasing programs for corporate and private owners of business jet aircraft, and recently announced the launch of a maritime sector. Revenue is generated from rents collected on leased assets, and to a lesser extent from interest on loans, fees, and gains from assets sold.

Transportation Finance – Financial Data and Metrics (dollars in millions)

	Years Ended December 31,
	2012	2011	2010
Earnings Summary
Interest income	$135.2	$155.9	$231.1
Interest expense	(1,233.5)	(885.2)	(972.9)
Provision for credit losses	(18.0)	(12.8)	(28.8)
Rental income on operating leases	1,536.6	1,375.6	1,244.2
Other income	56.3	99.1	82.1
Depreciation on operating lease equipment	(419.7)	(382.2)	(334.1)
Operating expenses	(179.6)	(160.2)	(152.0)
Income (loss) before (provision) benefit for income taxes	$(122.7)	$190.2	$69.6
Pre-tax income – excluding debt redemption charges and accelerated OID on debt extinguishment related to the GSI facility(1)	$517.5	$269.1	$47.1
Select Average Balances
Average finance receivables (AFR)	$1,706.4	$1,378.3	$1,681.4
Average operating leases (AOL)	11,843.5	10,850.2	10,298.9
Average earning assets (AEA)	13,760.7	12,341.0	11,980.9
Statistical Data
Net finance revenue as a % of AEA	0.14%	2.14%	1.40%
Operating lease margin as a % of AOL	9.43%	9.16%	8.84%
Funded new business volume	$2,216.3	$2,523.6	$1,116.1

(1)	Non-GAAP measurement, see table at the beginning of this section for a reconciliation of non-GAAP to GAAP financial information.

Pre-tax earnings were impacted by accelerated debt FSA and OID accretion of $640 million in 2012, which resulted from debt prepayment activities, compared to $79 million in 2011 and a benefit of $22 million in 2010. Excluding accelerated debt FSA and OID accretion, pre-tax income increased from 2011 and 2010, on lower funding costs and increased assets.

Results for 2012 reflect continued high utilization rates of our aircraft and railcars, increased asset levels, and lower funding costs. We grew financing and leasing assets $0.9 billion during 2012, with growth in both rail and aerospace units. In addition, we placed orders for 15 additional aircraft and for over 7,000 railcars.

-	Excluding accelerated debt FSA and OID accretion, net finance revenue was $658 million, up from $344 million in 2011

Item 7:  Management’s Discussion and Analysis

56    CIT ANNUAL REPORT 2012

and $146 million in 2010. The increases generally reflect lower funding costs, the benefit from higher asset balances, and increased railcar utilization and lease rates. Excluding accelerated FSA interest expense and OID accretion, net FSA accretion added $128 million to net finance revenue in 2012, $79 million in 2011 and $108 million in 2010. FSA accretion impacts primarily included a reduction in depreciation expense and to a lesser extent reduction to rental income from amortization of lease contract intangible assets.

-	Net operating lease revenue (rental income on operating leases less deprecation on operating lease equipment) reflects a net benefit from FSA accretion of $184 million in 2012, $169 million in 2011 and $129 million in 2010. FSA accretion results in a reduction in depreciation expense and reduction to rental income from amortization of lease contract intangible assets. Also, as discussed in Net Finance Revenue, depreciation is suspended on operating lease equipment held for sale. The suspended depreciation totaled $13 million in 2012, $5 million in 2011 and was not significant in 2010.

-	Financing and leasing assets grew $0.9 billion during 2012 and $1.3 billion during 2011 with new business volume and a $200 million portfolio purchase partially offset by equipment sales, depreciation and other activity.

-	New business volume reflects the addition of 21 operating lease aircraft and approximately 7,000 railcars, and also included over $600 million of finance receivables. Additionally, over $1.2 billion of Transportation Finance volume (54%) was funded in CIT Bank during 2012, including $0.6 billion of loans and $0.6 billion of rail operating lease equipment.

-	At December 31, 2012, we had 161 aircraft on order from manufacturers, with deliveries scheduled through 2020. All but two of the 15 scheduled aircraft deliveries for 2013 have lease commitments. We also have future purchase commitments for approximately 7,050 railcars at December 31, 2012 with scheduled deliveries through 2014, essentially all of which have lease commitments. See Note 19 — Commitments.

-	Equipment utilization remained strong at December 31, 2012, with over 99% of commercial air and over 98% of rail equipment on lease or under a commitment. Rail utilization rates improved from both 2011 and 2010, while air utilization remained consistently strong over the 3-year period.

-	Other income includes $66 million of gains on $732 million of equipment and receivable sales, compared to $81 million of gains on $511 million of sales in 2011 and $61 million of gains on $381 million of sales in 2010. Other income also includes impairment on operating lease equipment held for sale, which totaled $34 million in 2012 (primarily related to commercial aircraft), $24 million in 2011 (primarily related to idle center-beam railcars that were scrapped) and $2 million in 2010. FSA accretion on counterparty receivable totaled $15 million, $17 million and $15 million for the years ended December 31, 2012, 2011 and 2010, respectively. Other income for 2011 also includes $14 million related to an aircraft insurance claim and $11 million related to a change in the aircraft order book and corresponding acceleration of FSA.

-	Non-accrual loans were $40 million (2.18% of finance receivables) at December 31, 2012, down from $45 million (3.03%) at December 31, 2011 and $63 million (4.55%) at December 31, 2010. Net charge-offs were $12 million (0.69% of average finance receivables) in 2012, up from $7 million (0.47%) and $5 million (0.29%) in 2011 and 2010, respectively. The provision for credit losses increased during 2012 reflecting higher loan volumes and the establishment of specific reserves; the 2011 provision declined from 2010, which included amounts to establish an allowance for loan losses post adoption of FSA.

-	In 2012, we executed $0.4 billion of secured aircraft financings including $0.2 billion backed by facilities with the European Export Credit Agency and $0.2 billion through facilities guaranteed by the Export-Import Bank of the United States.

-	In 2011, we refined the capital and interest allocation methodologies for the segments. Management considers these changes in estimations to better refine segment profitability for users of the financial information on a go forward basis. These changes had the most impact on Transportation Finance given the capital requirements for their forward-purchase commitments and reduced the interest expense charged to this segment. 2011 pre-tax earnings were $190 million. On a comparable basis, pre-tax earnings would have been approximately $270 million for 2010. (See Corporate and Other).

Trade Finance

Trade Finance provides factoring, receivable management products, and secured financing to businesses (our clients, generally manufacturers or importers of goods) that operate in several industries, including apparel, textile, furniture, home furnishings and consumer electronics. Factoring entails the factor’s assumption of credit risk with respect to trade accounts receivable arising from the sale of goods by our clients (generally manufacturers or importers) to their customers (generally retailers), which have been factored (i.e. sold or assigned to the factor). Although primarily U.S.-based, Trade Finance also conducts business with clients and their customers internationally. Revenue is principally generated from commissions earned on factoring and related activities, interest on loans, and other fees for services rendered.

CIT ANNUAL REPORT 2012    57

Trade Finance – Financial Data and Metrics (dollars in millions)

	Years Ended December 31,
	2012	2011	2010
Earnings Summary
Interest income	$57.6	$73.3	$99.9
Interest expense	(80.0)	(90.9)	(162.9)
Provision for credit losses	0.9	(11.2)	(58.6)
Other income, commissions	126.5	132.5	145.0
Other income, excluding commissions	17.5	23.6	43.1
Operating expenses	(118.4)	(110.4)	(122.5)
Income (loss) before (provision) benefit for income taxes	$4.1	$16.9	$(56.0)
Pre-tax income – excluding debt redemption charges(1)	$50.5	$25.1	$(59.3)
Select Average Balances
Average finance receivables (AFR)	$2,356.6	$2,486.5	$2,662.1
Average earning assets (AEA)(2)	1,087.9	1,383.9	1,702.7
Statistical Data
Net finance revenue as a % of AEA	(2.06)%	(1.27)%	(3.70)%
Factoring volume	$25,123.9	$25,943.9	$26,675.0

(1)	Non-GAAP measurement, see table at the beginning of this section for a reconciliation of non-GAAP to GAAP financial information.

(2)	AEA is lower than AFR as it is reduced by the average credit balances for factoring clients.

Pre-tax income was impacted by accelerated debt FSA accretion of $46 million in 2012, as a result of debt prepayment activities, compared to $8 million last year and a benefit of $3 million in 2010. Excluding accelerated FSA interest expense, pre-tax earnings were up for 2012 reflecting improved funding costs and continued low credit costs.

-	Net finance revenue excluding accelerated debt FSA accretion was $24 million in 2012, improved from $(9) million during 2011 and $(66) million in 2010. The improvements from the prior year reflected lower funding costs, lower letter of credit related charges and a reduction in non-accrual loans. While there is debt FSA discount accretion, there was no FSA accretion in interest income in 2012 or 2011.

-	Factoring commissions have trended lower reflecting the modest declines in factoring volume compared to 2011 and 2010.

-	Other income included $5 million, $9 million and $18 million of recoveries on accounts charged off pre-emergence for the years ended December 31, 2012, 2011 and 2010, respectively.

-	Non-accrual loans were $6 million (0.26% of finance receivables), down from $75 million (3.10%) at December 31, 2011 and $164 million (6.89%) at December 31, 2010, primarily due to accounts returning to accrual status and reductions in exposures. Net charge-offs were $1 million (0.03% of average finance receivables) in 2012, down from $10 million (0.41%) in 2011 and $29 million (1.08%) in 2010. The provision for credit losses decreased due to lower gross charge-offs, along with the 2010 rebuilding of loan loss reserves after the reserve was eliminated under FSA.

-	Finance receivables were $2.3 billion, down from approximately $2.4 billion at both December 31, 2011 and 2010. Off-balance sheet exposures, resulting from clients with deferred purchase factoring agreements, were $1.8 billion at December 31, 2012 and 2011 and $1.7 billion at December 31, 2010.

Vendor Finance

Vendor Finance develops financing solutions for small businesses and middle market companies for the procurement of equipment and value-added services. We create tailored equipment financing and leasing programs for manufacturers, distributors and product resellers across industries, such as information technology, telecom and office equipment, which are designed to help them increase sales. Through these programs, we provide equipment financing and value-added services, from invoicing to asset disposition, to meet their customers’ needs. Vendor Finance earns revenues from interest on loans, rents on leases, and fees and other revenue from leasing activities.

Item 7:  Management’s Discussion and Analysis

58    CIT ANNUAL REPORT 2012

Vendor Finance – Financial Data and Metrics (dollars in millions)

	Years Ended December 31,
	2012	2011	2010
Earnings Summary
Interest income	$553.5	$788.4	$1,314.8
Interest expense	(473.6)	(505.1)	(715.0)
Provision for credit losses	(26.5)	(69.3)	(210.7)
Rental income on operating leases	239.1	273.9	380.5
Other income	27.6	154.8	164.9
Depreciation on operating lease equipment	(109.2)	(185.1)	(330.1)
Operating expenses	(318.8)	(312.8)	(329.2)
Income (loss) before (provision) benefit for income taxes	$(107.9)	$144.8	$275.2
Pre-tax income – excluding debt redemption charges(1)	$90.3	$180.8	$261.6
Select Average Balances
Average finance receivables (AFR)	$4,540.3	$4,492.0	$6,826.7
Average operating leases (AOL)	208.8	325.8	587.1
Average earning assets (AEA)	5,136.0	5,391.8	7,559.3
Statistical Data
Net finance revenue as a % of AEA	4.08%	6.90%	8.60%
Funded new business volume	$3,006.9	$2,577.5	$2,320.5

(1)	Non-GAAP measurement, see table at the beginning of this section for a reconciliation of non-GAAP to GAAP financial information.

Pre-tax earnings were impacted by accelerated debt FSA accretion of $198 million in 2012, which resulted from debt prepayment activities, compared to $36 million in 2011 and a $14 million benefit in 2010. Excluding accelerated debt FSA accretion, pre-tax earnings were down from 2011 and 2010 primarily reflecting lower gains on asset sales and lower net FSA accretion, partially offset by lower funding and credit costs.

During 2012, Vendor Finance continued to increase business with existing relationships and added new vendor partners. New business volumes were up 17% from 2011 and 30% from 2010. During the third quarter 2011 we transferred our U.S. Vendor Finance platform into the Bank. Essentially all of the 2012 U.S. volume was originated in CIT Bank, up from 52% in 2011.

Financing and leasing assets grew to $5.4 billion during 2012, an 8% increase, after declining in 2010 and 2011. Approximately $400 million of assets remain in held for sale, related to the pending sale of Dell Europe portfolio, as previously disclosed.

Other highlights included:

-	Excluding accelerated debt FSA accretion, net finance revenue was $408 million in 2012, unchanged from 2011 and down from $637 million in 2010, primarily due to lower FSA accretion and lower average earning assets, partially offset by reduced funding costs. Net FSA accretion, excluding the accelerated debt FSA accretion, increased net finance revenue by $35 million in 2012, compared to $93 million in 2011 and $260 million in 2010.

-	Net operating lease revenue of $130 million increased from $89 million in 2011 and $50 million in 2010, reflecting lower depreciation, partially offset by lower average operating lease assets. Depreciation was lower because of operating lease equipment classified as held for sale on which depreciation is suspended. The amount suspended totaled approximately $80 million in 2012, compared to $63 million for 2011and none for 2010. These amounts are essentially offset by an impairment charge in other income. Depreciation also reflects a benefit from FSA accretion of $2 million in 2012, $10 million in 2011 and $34 million in 2010.

-	Net finance revenue as a percentage of AEA declined during 2012 primarily due to FSA acceleration from debt extinguishment costs. Excluding the impact of the accelerated debt FSA accretion the ratio increased about 38 basis-points to 7.9% from 2011, primarily due to improved funding costs.

-	Other income declined during 2012, primarily reflecting lower gains from asset sales as compared to the prior year periods. Gains totaled $37 million on $292 million of equipment and receivable sales, compared to $126 million on $853 million of equipment and receivable sales in 2011 and $114 million on $2 billion of sales in 2010. In 2011, we sold approximately $125 million of underperforming finance receivables in Europe and closed the sale of Dell Financial Services Canada Ltd. (“DFS Canada”) to Dell, which included financing and leasing assets of approximately $360 million and approximately 60 employees. In 2010, assets sold included our Australian and New Zealand business, significant U.S. receivables and international non-strategic portfolios, including liquidating consumer assets. In 2012, other income included a gain of approximately $14 million related to the sale of our Dell Europe operating platform to Dell. Other income also included impairment charges on operating leases recorded in held for sale, $(80 million and $61 million in 2012 and 2011, respectively), which had a nearly offsetting amount in net finance revenue related to suspended depreciation on assets held for sale. See “Non-interest Income” and “Expenses” for discussions on impairment charges and suspended depreciation on operating lease equipment held for sale.

CIT ANNUAL REPORT 2012    59

-	Portfolio credit metrics remained strong with non-accrual loans and net charge-offs down from 2011 and 2010. Non-accrual loans were $72 million (1.49% of finance receivables) at December 31, 2012, down from $83 million (1.87%) at December 31, 2011 and $164 million (3.48%) at December 31, 2010. Net charge-offs were $29 million (0.63% of average finance receivables) in 2012, down from $39 million (0.87%) and $160 million (2.34%) in 2011 and 2010, respectively. The provision for credit losses was down during 2012 and 2011, reflecting lower net charge-offs. The provision for credit losses in 2010 included the rebuilding of allowance for loan losses for new originations.

-	We continued to make progress on various funding initiatives. During 2012, we completed a C$515 million ($511 million based on the exchange rate at the time of the transaction) equipment receivables securitization, our first in the Canadian market since 2009 and closed a new RMB2.2 billion (approximately $345 million based on the exchange rate at the time of the transaction) committed facility to fund originations in China, which was in addition to an existing facility. We completed a $1 billion committed U.S. Vendor Finance conduit facility that provides an additional source of funding for CIT Bank’s U.S. Vendor Finance assets and renewed a £100 million (approximately $160 million based on the exchange rate at the time of the transaction) U.K. conduit facility with improved terms. We also closed a $753 million term securitization backed by Vendor Finance equipment leases in the U.S. during the second quarter. We also have deposits in Brazil of slightly more than $100 million as of December 31, 2012.

Consumer

Consumer predominately consists of our liquidating government-guaranteed student loans.

Consumer – Financial Data and Metrics (dollars in millions)

	Years Ended December 31,
	2012	2011	2010
Earnings Summary
Interest income	$179.6	$266.5	$359.6
Interest expense	(231.7)	(290.6)	(245.0)
Provision for credit losses	(0.7)	(3.1)	(25.3)
Other income	40.3	2.0	9.7
Operating expenses	(39.5)	(65.4)	(79.4)
Income (loss) before (provision) benefit for income taxes	$(52.0)	$(90.6)	$19.6
Pre-tax income – excluding debt redemption charges and accelerated OID on debt extinguishment related to the GSI facility(1)	$58.3	$2.7	$19.1
Select Average Balances
Average finance receivables (AFR)	$4,194.3	$7,331.4	$8,791.4
Average earning assets (AEA)	4,920.2	7,716.2	8,968.2
Statistical Data
Net finance revenue as a % of AEA	(1.06)%	(0.31)%	1.28%

(1)	Non-GAAP measurement, see table at the beginning of this section for a reconciliation of non-GAAP to GAAP financial information.

Pre-tax income was impacted by accelerated debt FSA and OID accretion of $110 million in 2012, as a result of debt prepayment activities primarily driven by a repayment of ABS issued by a student lending securitization entity (see “Secured Borrowings” section in Funding and Liquidity for detail) and $93 million in 2011. In 2012, CIT sold approximately $550 million of student loans and used the proceeds to redeem the associated ABS, which decreased interest expense by approximately $6 million as a $40 million increase in interest expense from the acceleration of FSA discount was offset by $46 million in reimbursement of OID related to the GSI Facility. In addition, CIT redeemed approximately $480 million in principal amount of ABS issued by a student lending securitization entity, at par, which increased interest expense by $81 million due to the acceleration of FSA discount accretion. These actions in aggregate increased interest expense by $76 million and increased other income by $16 million. Including these activities, we sold $2.1 billion of government-guaranteed student loans in 2012. The student loan portfolio totaled $3.7 billion at December 31, 2012 and was funded through securitizations.

Other highlights included:

-	Excluding accelerated debt FSA and OID accretion, net finance revenue was $58 million in 2012 compared to $70 million last year and $114 million in 2010. Excluding accelerated debt FSA and OID accretion, net FSA accretion reduced net finance revenue by $21 million in 2012, and increased it by $23 million in 2011 and $94 million in 2010.

-	Net charge-offs were $1 million in 2012, compared to $3 million in 2011 and $25 million in 2010. Non-accrual loans were $2 million at December 31, 2012, up slightly from 2011 and 2010.

-	Other income is primarily driven by net gains on loan sales, FSA accretion on a counterparty receivable, partially offset by impairment charges on loans held for sale. Other income includes $31 million of gains on $2.1 billion of loan sales as compared to $15 million of gains on $1.3 billion of loan sales in 2011 and $8 million of gains on $0.7 billion of loan sales in 2010. Other income included FSA accretion on a counterparty receivable of $7 million, $8 million and $7 million in 2012, 2011 and 2010, respectively. Impairment on assets held for sale

Item 7:  Management’s Discussion and Analysis

60    CIT ANNUAL REPORT 2012

was $1 million, compared to $24 million in 2011 and $11 million in 2010.

-	Operating expenses decreased by 40%, which is consistent with the decrease in AEA, as this is a run-off portfolio.

Corporate and Other

Certain activities are not attributed to operating segments and are included in Corporate and Other. Some of the more significant items for 2012 and 2011 include net loss on debt extinguishments and costs associated with cash liquidity in excess of the amount required by the business units that management determines is prudent for the overall Company. In 2011 and 2010, Corporate and Other includes prepayment penalties associated with debt repayments (there were no such penalties in 2012). In each of 2012, 2011 and 2010 Corporate and Other includes mark-to-market adjustments on non-qualifying derivatives and restructuring charges for severance and facilities exit activities.

During 2011, we refined our expense and capital allocation methodologies for our segments. The Company did not conform 2010 periods. Had the Company conformed the 2010 periods, the changes to each of the segments would be offset in Corporate and Other, including increases to loss before provision for income taxes of $200 million for the year ended December 31, 2010 relating to increased allocations to Transportation Finance.

Corporate and Other – Financial Data (dollars in millions)

	Years Ended December 31,
	2012	2011	2010
Earnings Summary
Interest income	$19.6	$20.9	$20.7
Interest expense	(314.0)	(316.5)	(7.2)
Rental income on operating leases	–	–	(1.0)
Other income	(3.0)	(5.7)	(43.5)
Depreciation on operating lease equipment	–	–	0.4
Operating expenses	(17.9)	(15.1)	(63.0)
Loss on debt extinguishments	(61.2)	(134.8)	–
Loss before provision for income taxes	$(376.5)	$(451.2)	$(93.6)
Pre-tax income – excluding debt redemption charges(1)	$(134.3)	$(182.7)	$20.5

(1)	Non-GAAP measurement, see table at the beginning of this section for a reconciliation of non-GAAP to GAAP financial information.

-	Interest income consists of interest and dividend income primarily from deposits held at other depository institutions and U.S. Treasury Securities.

-	Interest expense in 2012 reflected accelerated FSA debt accretion of $181 million, while 2011 and 2010 included $134 million and $114 million, respectively, of combined accelerated FSA accretion and prepayment penalties.

-	Other income primarily reflects gains and (losses) on derivatives and foreign currency exchange.

-	Operating expenses reflects salary and general and administrative expenses in excess of amounts allocated to the business segments and litigation-related costs.

-	Operating expenses include provision for severance and facilities exiting activities reflects various organization efficiency and cost reduction initiatives. The severance additions primarily relate to employee termination benefits incurred in conjunction with these initiatives. The facility exiting activities primarily relate to location closings and include the impact of outsourcing of student loan servicing in 2011 and facility consolidation charges principally in the New York region in 2010.

-	The loss on debt extinguishments resulted primarily from repayments of Series C Notes in 2012 while the 2011 loss primarily resulted from the repayment of the first lien term loan.

CIT ANNUAL REPORT 2012    61

FINANCING AND LEASING ASSETS

The following table presents our financing and leasing assets by segment.

Financing and Leasing Asset Composition (dollars in millions)

	December 31, 2012	December 31, 2011	December 31, 2010	% Change 2012 vs 2011	% Change 2011 vs 2010
Corporate Finance
Loans	$8,173.0	$6,862.7	$8,072.9	19.1%	(15.0)%
Operating lease equipment, net	23.9	35.0	74.5	(31.7)%	(53.0)%
Assets held for sale	56.8	214.0	219.2	(73.5)%	(2.4)%
Financing and leasing assets	8,253.7	7,111.7	8,366.6	16.1%	(15.0)%
Transportation Finance
Loans	1,853.2	1,487.0	1,390.3	24.6%	7.0%
Operating lease equipment, net	12,173.6	11,754.2	10,634.4	3.6%	10.5%
Assets held for sale	173.6	84.0	2.8	106.7%	>100%
Financing and leasing assets	14,200.4	13,325.2	12,027.5	6.6%	10.8%
Trade Finance
Loans – factoring receivables	2,305.3	2,431.4	2,387.4	(5.2)%	1.8%
Vendor Finance
Loans	4,818.7	4,442.0	4,721.9	8.5%	(5.9)%
Operating lease equipment, net	214.2	217.2	446.1	(1.4)%	(51.3)%
Assets held for sale	414.5	371.6	757.4	11.5%	(50.9)%
Financing and leasing assets	5,447.4	5,030.8	5,925.4	8.3%	(15.1)%
Total commercial financing and leasing assets	30,206.8	27,899.1	28,706.9	8.3%	(2.8)%
Consumer
Loans – student lending	3,694.5	4,680.1	8,035.5	(21.1)%	(41.8)%
Loans – other	2.9	2.7	40.4	7.4%	(93.3)%
Assets held for sale	1.5	1,662.7	246.7	(99.9)%	>100%
Financing and leasing assets	3,698.9	6,345.5	8,322.6	(41.7)%	(23.8)%
Total financing and leasing assets	$33,905.7	$34,244.6	$37,029.5	(1.0)%	(7.5)%

Commercial financing and leasing assets increased in 2012, reversing a trend of declining asset levels, reflecting strong new business volumes, while our consumer portfolio of student loans continued to run-off, primarily through sales. Operating lease equipment increased, but at a slower rate than 2011.

Assets held for sale totaled $0.6 billion, the majority of which was in Vendor Finance and included a pending sale of Dell Europe assets.

Financing and leasing asset trends are discussed in the respective segment descriptions in “Results by Business Segment”.

Item 7:  Management’s Discussion and Analysis

62    CIT ANNUAL REPORT 2012

The following table reflects the contractual maturities of our finance receivables:

Contractual Maturities of Finance Receivables on a pre-FSA basis at December 31, 2012 (dollars in millions)

	U.S. Commercial	U.S. Consumer	Foreign	Total
Fixed-rate
1 year or less	$2,921.3	$–	$1,191.2	$4,112.5
Year 2	778.3	–	779.9	1,558.2
Year 3	549.2	–	563.2	1,112.4
Year 4	346.0	–	263.1	609.1
Year 5	162.9	–	83.8	246.7
2-5 years	1,836.4	–	1,690.0	3,526.4
After 5 years	139.9	–	77.0	216.9
Total fixed-rate	4,897.6	–	2,958.2	7,855.8
Adjustable-rate
1 year or less	999.2	127.7	198.5	1,325.4
Year 2	847.1	150.5	98.9	1,096.5
Year 3	1,242.7	157.2	156.3	1,556.2
Year 4	1,577.4	164.2	83.8	1,825.4
Year 5	1,841.8	171.5	147.0	2,160.3
2-5 years	5,509.0	643.4	486.0	6,638.4
After 5 years	2,076.1	3,137.0	192.1	5,405.2
Total adjustable-rate	8,584.3	3,908.1	876.6	13,369.0
Total	$13,481.9	$3,908.1	$3,834.8	$21,224.8

CIT ANNUAL REPORT 2012    63

The following table presents the changes to our financing and leasing assets:

Financing and Leasing Assets Roll forward (dollars in millions)

	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Commercial Segments	Consumer	Total
Balance at December 31, 2010	$8,366.6	$12,027.5	$2,387.4	$5,925.4	$28,706.9	$8,322.6	$37,029.5
New business volume	2,702.6	2,523.6	–	2,577.5	7,803.7	–	7,803.7
Loan sales (pre-FSA)	(968.7)	(42.8)	–	(444.3)	(1,455.8)	(1,317.2)	(2,773.0)
Equipment sales (pre-FSA)	(224.7)	(598.2)	–	(456.9)	(1,279.8)	–	(1,279.8)
Depreciation (pre-FSA)	(12.3)	(571.1)	–	(195.3)	(778.7)	–	(778.7)
Gross charge-offs (pre-FSA)	(300.1)	(6.6)	(21.1)	(105.6)	(433.4)	(14.2)	(447.6)
Collections and other	(3,156.1)	(273.4)	65.1	(2,433.1)	(5,797.5)	(847.8)	(6,645.3)
Change in finance receivable FSA discounts	696.4	70.0	–	149.5	915.9	202.1	1,118.0
Change in operating lease FSA discounts	8.0	196.2	–	13.6	217.8	–	217.8
Balance at December 31, 2011	$7,111.7	$13,325.2	$2,431.4	$5,030.8	$27,899.1	$6,345.5	$34,244.6
New business volume	4,377.0	2,216.3	–	3,006.9	9,600.2	–	9,600.2
Portfolio purchases	–	198.0	–	–	198.0	–	198.0
Loan sales (pre-FSA)	(534.0)	(17.1)	–	–	(551.1)	(2,093.2)	(2,644.3)
Equipment sales (pre-FSA)	(287.6)	(803.0)	–	(297.9)	(1,388.5)	–	(1,388.5)
Depreciation (pre-FSA)	(6.7)	(608.9)	–	(111.6)	(727.2)	–	(727.2)
Gross charge-offs (pre-FSA)	(56.9)	(16.2)	(8.6)	(68.4)	(150.1)	(7.2)	(157.3)
Collections and other	(2,493.6)	(373.2)	(117.5)	(2,166.6)	(5,150.9)	(628.6)	(5,779.5)
Change in finance receivable FSA discounts	138.7	34.2	–	51.8	224.7	82.4	307.1
Change in operating lease FSA discounts	5.1	245.1	–	2.4	252.6	–	252.6
Balance at December 31, 2012	$8,253.7	$14,200.4	$2,305.3	$5,447.4	$30,206.8	$3,698.9	$33,905.7

The following tables present our business volumes and loan and equipment sales over the past three years:

Total Business Volumes (dollars in millions)

	Years Ended December 31,
Funded Volume	2012	2011	2010
Corporate Finance	$4,377.0	$2,702.6	$1,074.2
Transportation Finance	2,216.3	2,523.6	1,116.1
Vendor Finance	3,006.9	2,577.5	2,320.5
Commercial Segments	$9,600.2	$7,803.7	$4,510.8
Factored Volume	$25,123.9	$25,943.9	$26,675.0
Committed Volume
Corporate Finance	$5,916.2	$4,123.2	$1,666.2
Transportation Finance	2,332.7	2,659.7	1,141.3
Vendor Finance	3,006.9	2,577.5	2,320.5
Commercial Segments	$11,255.8	$9,360.4	$5,128.0

Funded new business volume increased 23% over 2011 and was double the amount in 2010, primarily reflecting strong performances in Corporate Finance (increase of 62%) and Vendor Finance (increase of 17%). The decline in Transportation Finance is primarily due to the number of scheduled aircraft deliveries. Committed new business volume reflected similar trends.

Factoring volume was down 3% from 2011, reflecting a slow retail environment. Factoring volume in 2011 was down 3% from 2010 as growth in CIT’s ongoing factoring operations was offset by the run-off of German volume .

Business volumes are discussed in the respective segment descriptions in “Results by Business Segment”.

Item 7:  Management’s Discussion and Analysis

64    CIT ANNUAL REPORT 2012

Loan Sales (Pre-FSA, dollars in millions)

	Years Ended December 31,
	2012	2011	2010
Corporate Finance	$534.0	$968.7	$2,315.5
Transportation Finance	17.1	42.8	150.6
Vendor Finance	–	444.3	1,604.9
Commercial Segments	551.1	1,455.8	4,071.0
Consumer	2,093.2	1,317.2	1,023.0
Total	$2,644.3	$2,773.0	$5,094.0

The sale of finance receivables slowed in 2012 and 2011 in the commercial segments, as we had been very active in 2010 optimizing the balance sheet and selling non-strategic assets. We continued to sell student loans periodically in 2012.

The sale of finance receivables in 2010 included loans in Europe, Canada and the U.S. The Corporate Finance sales consisted of certain energy-related assets. Vendor Finance sales included certain non-strategic portfolios, including our business in Australia and New Zealand, and a liquidating consumer portfolio. 2010 sales also included student loans in Consumer.

Equipment Sales (Pre-FSA, dollars in millions)

	Years Ended December 31,
	2012	2011	2010
Corporate Finance	$287.6	$224.7	$176.8
Transportation Finance	803.0	598.2	371.2
Vendor Finance	297.9	456.9	496.6
Total	$1,388.5	$1,279.8	$1,044.6

The 2012 increase primarily reflects additional sales of aerospace and rail assets, which was partially offset by a decline in Vendor Finance sales from 2011, which included Dell Canada equipment.

CONCENTRATIONS

Ten Largest Accounts

Our ten largest financing and leasing asset accounts in the aggregate represented 8.7% of our total financing and leasing assets at December 31, 2012 (the largest account was less than 2.3%). Excluding student loans, the top ten accounts in aggregate represented 9.8% of total owned assets (the largest account totaled 2.6%). The largest accounts represent Transportation Finance (airlines and rail) assets.

The top ten accounts were 8.5% (10.5% excluding student loans) at December 31, 2011 and 6.8% (8.8% excluding student loans) at December 31, 2010.

Geographic Concentrations

The following table represents the financing and leasing assets by obligor geography:

Financing and Leasing Assets by Obligor – Geographic Region (dollars in millions)

	December 31, 2012		December 31, 2011		December 31, 2010
Northeast	$5,387.7	15.9%	$5,157.7	15.1%	$6,029.3	16.3%
Midwest	4,898.3	14.4%	5,421.7	15.8%	6,143.6	16.6%
West	3,862.7	11.4%	4,597.8	13.4%	5,143.1	13.9%
Southwest	3,432.7	10.1%	3,831.1	11.2%	4,048.4	10.9%
Southeast	3,362.2	9.9%	2,837.8	8.3%	3,217.8	8.7%
Total U.S.	20,943.6	61.7%	21,846.1	63.8%	24,582.2	66.4%
Asia / Pacific	3,721.6	11.0%	3,341.2	9.8%	2,743.0	7.4%
Europe	3,372.8	10.0%	2,996.0	8.7%	3,184.6	8.6%
Canada	2,257.6	6.7%	2,599.6	7.6%	3,582.1	9.7%
Latin America	2,035.5	6.0%	1,764.5	5.1%	1,631.9	4.4%
All other countries	1,574.6	4.6%	1,697.2	5.0%	1,305.7	3.5%
Total	$33,905.7	100.0%	$34,244.6	100.0%	$37,029.5	100.0%

CIT ANNUAL REPORT 2012    65

The following table summarizes both state concentrations greater than 5.0% and international country concentrations in excess of 1.0% of our financing and leasing assets:

Financing and Leasing Assets by Obligor – State and Country (dollars in millions)

	December 31, 2012		December 31, 2011		December 31, 2010
State
Texas	$2,694.3	7.9%	$2,108.5	6.2%	$2,431.4	6.6%
New York	2,111.5	6.2%	1,924.4	5.6%	2,314.0	6.2%
California	1,941.3	5.7%	2,266.0	6.6%	2,561.0	6.9%
All other states	14,196.5	41.9%	15,547.2	45.4%	17,275.8	46.6%
Total U.S.	$20,943.6	61.7%	$21,846.1	63.8%	$24,582.2	66.3%
Country
Canada	$2,257.6	6.7%	$2,599.6	7.6%	$3,582.1	9.7%
China	1,112.1	3.3%	959.2	2.8%	655.6	1.8%
Australia	1,042.7	3.1%	1,014.6	3.0%	917.4	2.5%
England	946.5	2.8%	757.6	2.2%	875.2	2.4%
Mexico	940.6	2.8%	856.9	2.5%	831.4	2.2%
Brazil	685.6	2.0%	574.6	1.7%	485.6	1.3%
Spain	459.0	1.3%	446.1	1.3%	422.3	1.1%
Korea	377.2	1.1%	290.5	0.8%	209.1	0.6%
Italy	340.7	1.0%	215.8	0.6%	223.0	0.6%
Germany	325.6	1.0%	316.6	0.9%	506.6	1.4%
All other countries	4,474.5	13.2%	4,367.0	12.8%	3,739.0	10.1%
Total International	$12,962.1	38.3%	$12,398.5	36.2%	$12,447.3	33.7%

In its normal course of business, CIT extends credit or leases equipment to obligors located in Spain, Italy, Ireland, Greece and Portugal. The total balance of financing and leasing assets to obligors located in these countries was $918 million and $762 million at December 31, 2012 and 2011, respectively, of which approximately 73% and 80% at December 31, 2012 and 2011, respectively, represented operating lease equipment, primarily in Transportation Finance. CIT does not have sovereign debt exposure to these countries.

Cross-Border Transactions

Cross-border transactions reflect monetary claims on borrowers domiciled in foreign countries and primarily include cash deposited with foreign banks and receivables from residents of a foreign country, reduced by amounts funded in the same currency and recorded in the same jurisdiction. The following table includes all countries that we have cross-border claims of 0.75% or greater of total consolidated assets at December 31, 2012:

Cross-border Outstandings as of December 31 (dollars in millions)

	CIT
	2012						2011		2010
Country	Banks(**)	Government	Other	Net Local Country Claims	Total Exposure	Exposure as a Percentage of Total Assets	Total Exposure	Exposure as a Percentage of Total Assets	Total Exposure	Exposure as a Percentage of Total Assets
Canada	$24.0	$–	$108.0	$1,153.0	$1,285.0	2.92%	$2,079.0	4.59%	$3,368.0	6.55%
France	2.0	–	559.0	5.0	566.0	1.29%	443.0	0.98%	712.0	1.38%
United Kingdom	28.0	–	51.0	370.0	449.0	1.02%	(*)	–	382.0	0.74%
Netherlands	329.0	–	35.0	–	364.0	0.83%	(*)	–	(*)	–
China	–	–	42.0	293.0	335.0	0.76%	360.0	0.80%	(*)	–
Germany					(*)	–	570.0	1.26%	584.0	1.14%

(*)	Cross-border outstandings were less than 0.75% of total consolidated assets

(**)	Claims from Bank counterparts include claims outstanding from derivative products.

Item 7:  Management’s Discussion and Analysis

66    CIT ANNUAL REPORT 2012

Industry Concentrations

The following table represents financing and leasing assets by industry of obligor:

Financing and Leasing Assets by Obligor – Industry (dollars in millions)

	December 31, 2012		December 31, 2011		December 31, 2010
Commercial airlines (including regional airlines)(1)	$9,039.2	26.7%	$8,844.7	25.8%	$7,743.4	20.9%
Manufacturing(2)	5,107.6	15.1%	4,420.7	12.9%	4,813.2	13.0%
Student lending(3)	3,697.5	10.9%	6,331.7	18.5%	8,280.9	22.4%
Service industries	3,057.1	9.0%	2,804.9	8.2%	3,100.8	8.4%
Retail(4)	3,010.7	8.9%	3,252.7	9.5%	3,602.0	9.7%
Transportation(5)	2,277.9	6.7%	2,117.8	6.2%	2,170.6	5.9%
Healthcare	1,466.7	4.3%	1,699.4	5.0%	2,002.7	5.4%
Finance and insurance	1,391.8	4.1%	728.2	2.1%	842.3	2.3%
Energy and utilities	992.8	2.9%	779.3	2.3%	645.5	1.7%
Oil and gas extraction / services	718.7	2.1%	444.4	1.3%	438.4	1.2%
Real Estate	694.5	2.1%	23.0	0.0%	211.8	0.6%
Other (no industry greater than 2%)	2,451.2	7.2%	2,797.9	8.2%	3,177.8	8.5%
Total	$33,905.7	100.0%	$34,244.7	100.0%	$37,029.5	100.0%

(1)	Includes the Commercial Aerospace Portfolio and additional financing and leasing assets that are not commercial aircraft.

(2)	At December 31, 2012, includes manufacturers of chemicals, including Pharmaceuticals (2.6%), food (1.8%), petroleum and coal, including refining (1.9%) and apparel (1.0%).

(3)	See Student Lending section for further information.

(4)	At December 31, 2012, includes retailers of apparel (3.5%) and general merchandise (2.1%).

(5)	Includes rail, bus, over-the-road trucking industries, business aircraft and shipping.

Operating Lease Equipment

The following table represents the operating lease equipment by segment:

Operating Lease Equipment by Segment (dollars in millions)

	At December 31,
	2012	2011	2010
Transportation Finance – Aerospace(1)	$8,112.9	$8,242.8	$7,125.9
Transportation Finance – Rail and Other	4,060.7	3,511.4	3,508.5
Vendor Finance	214.2	217.2	446.1
Corporate Finance	23.9	35.0	74.5
Total	$12,411.7	$12,006.4	$11,155.0

(1)	Aerospace includes commercial, regional and corporate aircraft and equipment.

At December 31, 2012, Transportation Finance had 268 commercial aircraft, and approximately 103,000 railcars and 400 locomotives on operating lease. We also have commitments to purchase aircraft and railcars, as disclosed in Note 19 — Commitments in Item 8 Financial Statements and Supplementary Data.

Commercial Aerospace

The following tables present detail on our commercial and regional aerospace portfolio concentrations, which we call our Commercial Aerospace portfolio. The net investment in regional aerospace financing and leasing assets were $79.8 million, $85.0 million and $90.6 million at December 31, 2012 and 2011 and 2010, respectively; and were substantially comprised of loans and capital leases.

The information presented below by region, manufacturer, and body type, is based on our operating lease aircraft portfolio which comprises 93% of our total commercial aerospace portfolio and substantially all of our owned fleet of leased aircraft at December 31, 2012.

CIT ANNUAL REPORT 2012    67

Commercial Aerospace Portfolio (dollars in millions)

	December 31, 2012		December 31, 2011		December 31, 2010
	Net Investment	Number	Net Investment	Number	Net Investment	Number
By Product:
Operating lease(1)	$8,238.8	268	$8,243.0	265	$7,064.9	238
Loan(2)	666.7	64	394.3	52	494.9	56
Capital lease	40.4	10	61.8	11	96.9	4
Total	$8,945.9	342	$8,699.1	328	$7,656.7	298

Commercial Aerospace Operating Lease Portfolio (dollars in millions)(1)

	December 31, 2012		December 31, 2011		December 31, 2010
	Net Investment	Number	Net Investment	Number	Net Investment	Number
By Region:
Asia / Pacific	$3,071.3	83	$2,986.0	82	$2,488.1	76
Europe	2,343.2	86	2,270.6	79	2,128.7	75
U.S. and Canada	1,049.9	38	1,041.9	37	814.4	31
Latin America	1,020.2	42	1,007.1	43	902.0	36
Africa / Middle East	754.2	19	937.4	24	731.7	20
Total	$8,238.8	268	$8,243.0	265	$7,064.9	238
By Manufacturer:
Airbus	$5,602.6	162	$5,566.4	158	$4,683.7	143
Boeing	2,301.0	94	2,515.2	102	2,362.9	95
Embraer	324.8	12	147.4	5	–	–
Other	10.4	–	14.0	–	18.3	–
Total	$8,238.8	268	$8,243.0	265	$7,064.9	238
By Body Type(3):
Narrow body	$5,966.6	227	$5,868.3	225	$5,328.9	206
Intermediate	2,222.6	39	2,312.5	39	1,668.6	31
Wide body	37.5	1	48.4	1	49.1	1
Regional and other	12.1	1	13.8	–	18.3	–
Total	$8,238.8	268	$8,243.0	265	$7,064.9	238
Number of customers		97		97		92
Weighted average age of fleet (years)		5		5		5

(1)	Includes operating lease equipment held for sale of $171.7 million at December 31, 2012, $58.5 million at December 31, 2011 and $1.4 million at December 31, 2010.

(2)	Plane count excludes aircraft in which our net investment consists of syndicated financings against multiple aircraft. The net investment associated with such financings was $50.2 million at December 31, 2012, none at December 31, 2011 and 2010.

(3)	Narrow body are single aisle design and consist primarily of Boeing 737 and 757 series, Airbus A320 series, and Embraer E170 and E190 aircraft. Intermediate body are smaller twin aisle design and consist primarily of Boeing 767 series and Airbus A330 series aircraft. Wide body are large twin aisle design, such as Boeing 747 and 777 series aircraft. Regional and Other includes aircraft and related equipment such as engines.

Our top five commercial aerospace outstanding exposures totaled $1,880.8 million at December 31, 2012; all of which were to carriers outside the U.S. The largest individual outstanding exposure totaled $775.4 at December 31, 2012. The largest individual outstanding exposure to a U.S. carrier totaled $163.4 million at December 31, 2012. See Note 19 — Commitments for additional information regarding commitments to purchase additional aircraft.

Student Lending Receivables

Consumer includes our liquidating student loan portfolio. During 2012, 2011 and 2010 we sold $2.1 billion, $1.3 billion and $1.0 billion (pre-FSA), respectively. The remaining decrease reflects collections and FSA accretion. See Note 8 — Long-Term Borrowings for description of related financings.

Item 7:  Management’s Discussion and Analysis

68    CIT ANNUAL REPORT 2012

Student Lending Receivables, including held for sale, by Product Type (dollars in millions)

	At December 31,
	2012	2011	2010
Consolidation loans	$3,676.9	$5,315.7	$7,119.0
Other U.S. Government guaranteed loans	19.1	1,014.2	1,159.2
Private (non-guaranteed) loans and other	1.5	1.8	2.7
Total	$3,697.5	$6,331.7	$8,280.9
Delinquencies (sixty days or more)	$318.0	$513.5	$608.9
Top state concentrations (%)	34%	36%	35%
Top state concentrations	California, New York, Texas, Pennsylvania, Florida	California, New York, Texas, Ohio, Pennsylvania

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

During the second quarter of 2012, CIT updated and enhanced credit grading models for individually graded exposures. These updated models, which were developed using CIT’s historic data, are part of our ongoing model development life cycle. The impact of using these models was not significant to the allowance for loan losses as of December 31, 2012. Absent any changes in the current credit environment, we do not expect any adverse impact to our allowance for loan losses on existing loans as the remaining portfolio is re-graded. See “Credit Metrics” for information on the allowance for loan losses.

SUPERVISION AND OVERSIGHT

The Chief Risk Officer (“CRO”) or delegate manages credit risk and asset risk (transactional and portfolio), country risk, industry risk, operational risk, model risk and compliance risk across the Company. Together these risk disciplines form the Corporate Risk Management group. For market risk and liquidity risk management, the Chief Financial Officer or delegate manages the risk and the CRO provides independent oversight.

The Credit Risk Management (“CRM”) group, which reports to the CRO, manages and approves all credit risk throughout CIT. This group is managed by the Chief Credit Officer (“CCO”), and includes the heads of credit for each business, the head of Problem Loan Management, Credit Control and Credit Administration. The Corporate Credit Committee (“CCC”), Credit Policy Committee and Criticized Asset Committee each report into the CCO.

Loan Risk Review (“LRR”) is an independent oversight function which is responsible for performing internal credit related asset reviews for the organization as well as the ongoing monitoring, testing, and measurement of credit quality and credit process risk in enterprise-wide lending and leasing activities. LRR reports to the Risk Management Committee of the Board and administratively into the CRO.

The Credit Portfolio Risk group (“CPR”) is responsible for credit data, models, analytics and reporting. Enterprise Risk Management (“ERM”) is responsible for oversight of market risk (foreign exchange and interest rate), liquidity risk, asset risk, operational risk, counterparty risk, country and industry risk, new product risk and independent model validation.

The Asset Liability Committee (“ALCO”) has primary authority and responsibility to establish strategies regarding funding, capital, market and liquidity risks arising from CIT’s businesses.

The Compliance function reports into the Audit Committee of the Board and administratively into the CRO. Regulatory Relations reports to Internal Audit Services (“IAS”) and the Chief Audit Executive. The Risk Management Committee of the Board oversees credit, asset, market, liquidity, operational and information technology (“IT”) risk management practices. The Audit and the Special Compliance Committees of the Board oversee financial, legal, compliance and audit risk management practices.

CIT ANNUAL REPORT 2012    69

In addition to clearly assigned roles and responsibilities, the governance framework includes a core set of tools that are used for managing risks at CIT. We categorize the risks that we manage as primary and secondary. Primary risks, such as credit and assets risk, are taken proactively in the normal conduct of business activities, consistent with our core competency and focus. The objective for taking these risks is to provide positive risk-adjusted returns while limiting Company risk due to competency in managing these risk types. Secondary risks, such as interest-rate and foreign currency risks, are by-products of engaging in our primary businesses. These risks are well understood but are not proactively pursued, but rather, are proactively managed.

CIT’s governance framework includes a suite of risk monitoring tools. These tools provide a comprehensive assessment of CIT’s risks, enabling Senior Management and the Board to assess the Company’s risk profile.

CREDIT AND ASSET RISK

Lending Risk

The extension of credit through our lending and leasing activities is the fundamental purpose of our businesses. As such, CIT’s credit risk management process is centralized in the CRM group, reporting into the CCO and CRO. This group establishes the Company’s risk appetite for underwriting, approves all extensions of credit, and is responsible for portfolio management, including credit grading and problem loan management. CRM reviews and monitors credit exposures to identify, as early as possible, customers that are experiencing declining creditworthiness or financial difficulty. The CCO evaluates reserves through our Allowance for Loan and Lease Losses (“ALLL”) process for performing loans and non-accrual loans, as well as establishing nonspecific reserves to cover losses inherent in the portfolio. CIT’s portfolio is managed by setting limits and target performance metrics, and monitoring risk concentrations by borrower, industry, geography and equipment type. We set or modify credit authorities, including Risk Acceptance Criteria as conditions warrant, based on borrower risk, collateral, industry risk portfolio size and concentrations, credit concentrations and risk of substantial credit loss. We evaluate our collateral and test for asset impairment based upon collateral value and projected cash flows and relevant market data with any impairment in value charged to earnings.

Using our underwriting policies, procedures and practices, combined with credit judgment and quantitative tools, we evaluate financing and leasing assets for credit and collateral risk during the credit granting process and after the advancement of funds. We set forth our underwriting parameters based on: (1) Target Market Definitions, which delineate risk by market, industry, geography and product, (2) Risk Acceptance Criteria, which detail acceptable structures, credit profiles and risk-adjusted returns, and through our Corporate Credit Policies. We capture and analyze credit risk based on probability of obligor default (“PD”) and loss given default (“LGD”). PD is determined by evaluating borrower creditworthiness, including analyzing credit history, financial condition, cash flow adequacy, financial performance and management quality. LGD ratings, which estimate loss if an account goes into default, are predicated on transaction structure, collateral valuation and related guarantees (including recourse to manufacturers, dealers or governments).

Our policies and procedures consider restrictions on banking activities and are appropriately tailored for CIT Bank and other similarly-regulated entities.

We have executed derivative transactions with our customers in order to assist them to mitigate their interest rate and currency risks. We typically enter into offsetting derivative transactions with third parties in order to neutralize CIT’s exposure to these customer related derivative transactions. The counterparty credit exposure related to these transactions is monitored and evaluated as part of our credit risk management process. We also monitor and manage counterparty credit risk related to our cash and short-term investment portfolio.

Commercial Lending and Leasing. Commercial credit management begins with the initial evaluation of credit risk and underlying collateral at the time of origination and continues over the life of the finance receivable or operating lease, including normal collection, recovery of past due balances and liquidating underlying collateral.

Credit personnel review potential borrowers’ financial condition, results of operations, management, industry, business model, customer base, operations, collateral and other data, such as third party credit reports and appraisals, to evaluate the customer’s borrowing and repayment ability. Transactions are graded by PD and LGD, as described above. Credit facilities are subject to our overall credit approval process and underwriting guidelines and are issued commensurate with the credit evaluation performed on each borrower, as well as portfolio concentrations. Credit personnel continue to review the PD and LGD periodically. Decisions on continued creditworthiness or impairment of borrowers are determined through these periodic reviews.

Small-Ticket Lending and Leasing. For certain small-ticket lending and leasing transactions, we employ automated credit scoring models for origination (scorecards) and for re-grading (auto re-grade algorithms). These are supplemented by business rules and expert judgment. The models evaluate, among other things, financial performance metrics, length of time in business, industry category and geography, and are used to assess a potential borrower’s credit standing and repayment ability, including the value of collateral. We utilize external credit bureau scoring, when available, and behavioral models, as well as judgment in the credit adjudication, evaluation and collection processes.

We evaluate the small-ticket leasing portfolio using delinquency vintage curves and other tools to analyze trends and credit performance by transaction type, including analysis of specific credit characteristics and selected subsets of the portfolios. Adjustments to credit scorecards, auto re-grading algorithms, business rules and lending programs are made periodically based on these evaluations. Individual underwriters are assigned credit authority based upon experience, performance and understanding of underwriting policies of small-ticket leasing operations. A credit approval hierarchy is enforced to ensure that an underwriter with the appropriate level of authority reviews applications.

Counterparty Risk

We enter into interest rate and currency swaps and foreign exchange forward contracts as part of our overall risk management practices. We establish limits and evaluate and manage the counterparty risk associated with these derivative instruments through our CRM and ERM groups. External risk is defined as

Item 7:  Management’s Discussion and Analysis

70    CIT ANNUAL REPORT 2012

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

The CCC, in conjunction with CRM, approves each counterparty and establishes exposure limits based on credit analysis of each counterparty. Derivative agreements are generally entered into with major financial institutions rated investment grade by nationally recognized rating agencies.

Equipment Valuation and Residual Risk

Asset risk in our leasing business is evaluated and managed in the business units and overseen by CRM. Our business process consists of: (1) setting residual values at transaction inception, (2) systematic residual value reviews, and (3) monitoring actual levels of residual realizations. Residual realizations, by business and product, are reviewed as part of our quarterly financial and asset quality review. Reviews for impairment are performed at least annually.

The risk teams closely follow the air and rail markets; monitoring traffic flows, measuring supply and demand trends, and evaluating the impact of new technology or regulatory requirements on supply and demand for different types of equipment. Demand for both passenger and freight equipment is highly correlated with the GDP growth trends for the markets the equipment serves as well as the more immediate conditions of those markets. Due to the moveable nature of commercial air equipment, air markets are global, while for CIT, the rail market is centered in North America. So cyclicality in the economy and shifts in travel and trade flows from specific events (e.g., natural disasters, conflicts, political upheaval, disease, terrorism) represent risks to the earnings from these businesses. CIT mitigates these risks by maintaining young fleets of assets with wide operator bases so that our assets can maintain relatively stronger and more stable utilization rates compared to the broader industry’s fleets of aircraft and railcars despite demand impacts from unexpected events or cyclical trends.

MARKET RISK

We monitor exposure to market risk by analyzing the impact of potential interest rate and foreign exchange rate changes on financial performance. We consider factors such as customer prepayment trends and repricing characteristics of assets and liabilities. Our asset-liability management system provides sophisticated analytical capabilities to assess and measure the effects of various market rate scenarios upon the Company’s financial performance.

Interest Rate Risk

At December 31, 2012, over 60% of the Company’s loan, lease, and investment portfolio was fixed rate, with the balance floating rate, while just over 70% of our interest-bearing liabilities were fixed rate. As a result, our portfolio is in an asset-sensitive position, mostly to moves in LIBOR, as our assets will reprice faster than our liabilities. Therefore, our net interest margin may increase if interest rates rise, or decrease if interest rates decline. The following table summarizes the composition of interest rate sensitive assets and liabilities. The increase in fixed rate assets reflects the change in portfolio mix during 2012 including a higher proportion of operating lease assets and a lower proportion of student loans.

	December 31, 2012		December 31, 2011
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate
Assets	63%	37%	56%	44%
Liabilities	71%	29%	77%	23%

We evaluate and monitor interest rate risk through two primary metrics.

-	Net Interest Income Sensitivity (“NII Sensitivity”), which measures the impact of hypothetical changes in interest rates on net finance revenue; and

-	Economic Value of Equity (“EVE”), which measures the net economic value of equity by assessing the market value of assets, liabilities and derivatives.

A wide variety of potential interest rate scenarios are simulated within our asset/liability management system. All interest sensitive assets and liabilities are evaluated using discounted cash flow analysis. Rates are shocked up and down via a set of scenarios that include both parallel and non-parallel interest rate movements. Scenarios are also run to capture our sensitivity to changes in the shape of the yield curve. Furthermore, we evaluate the sensitivity of these results to a number of key assumptions, such as credit quality, spreads, and prepayments. Various holding periods of the operating lease assets are also considered. These range from the current existing lease term to longer terms which assume lease renewals consistent with management’s expected holding period of a particular asset. NII Sensitivity and EVE limits have been set and are monitored for certain of the key scenarios.

The table below summarizes the results of simulation modeling produced by our asset/liability management system. The results reflect the percentage change in the EVE and NII Sensitivity over the next twelve months assuming an immediate 100 basis point parallel increase and decrease in interest rates.

	December 31, 2012		December 31, 2011
	+100 bps	–100 bps	+100 bps	–100 bps
NII Sensitivity	7.6%	(1.9)%	11.4%	(6.0)%
Economic Value of Equity	1.8%	(1.4)%	(1.9)%	4.7%

CIT ANNUAL REPORT 2012    71

The reduction in the NII Sensitivity figures is a result of a smaller mismatch between floating rate assets and liabilities, as well as a lower interest rate environment. The change to the EVE period over period was driven by the refinancing of the remainder of high cost callable unsecured debt with non-callable issuances, which has extended the duration, or price sensitivity, of our liabilities. In addition, the methodology with which the operating lease assets are assessed in the table above reflects the existing contractual rental cash flows and the expected residual value at the end of the existing contract term. EVE figures presented in prior reports reflected an assumed hold period, which had the affect of lengthening the duration and sensitivity of the operating lease portfolio. Under this scenario, the changes would have been (2.9)% and (6.1)% for an immediate +100 bps parallel change in rates and 4.2% and 9.5% for an immediate -100 bps parallel change in rates as of December 31, 2012 and 2011, respectively. The simulation modeling for both NII Sensitivity and EVE assumes we take no action in response to the changes in interest rates.

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

Foreign Currency Risk

We seek to hedge the transactional exposure of our non-dollar denominated activities, comprised of foreign currency loans and leases to foreign entities, through local currency borrowings. To the extent such borrowings were unavailable, we have utilized derivative instruments (foreign currency exchange forward contracts and cross currency swaps) to hedge our non-dollar denominated activities. Additionally, we have utilized derivative instruments to hedge the translation exposure of our net investments in foreign operations.

Our non-dollar denominated loans and leases are now largely funded with U.S. dollar denominated debt and equity which, if unhedged, would cause foreign currency transactional and translational exposures. We target to hedge these exposures through derivative instruments. Approved limits are monitored to facilitate the management of our foreign currency position. Included among the limits are guidelines which measure both transactional and translational exposure based on potential currency rate scenarios. Unhedged exposures may cause changes in earnings or the equity account.

Liquidity Risk

Our liquidity risk management and monitoring process is designed to ensure the availability of adequate cash resources and funding capacity to meet our obligations. Our overall liquidity management strategy is intended to ensure ample liquidity to meet expected and contingent funding needs under both normal and stress environments. Consistent with this strategy, we maintain large pools of cash and highly liquid investments. Additional sources of liquidity include the Revolving Credit and Guaranty Agreement, (the “Revolving Credit Facility”), other committed financing facilities and cash collections generated by portfolio assets originated in the normal course of business.

We utilize a series of measurement tools to assess and monitor the level and adequacy of our liquidity position, liquidity conditions and trends. The primary tool is a cash forecast designed to identify material mismatches in cash flows. Stress scenarios are applied to measure the resiliency of the liquidity position and to identify stress points requiring remedial action. Also included among our liquidity measurement tools is an early warning system (summarized on a liquidity scorecard) that monitors key macro-environmental and company specific metrics that serve as early warning signals of potential impending liquidity stress events. The scorecard gauges the likelihood of a liquidity stress event by evaluating metrics that reflect: cash liquidity coverage of funding requirements; elevated funding needs; capital and liquidity at risk; funding sources at risk and market indicators. The Scorecard contains a short-term liquidity assessment which is derived objectively via a quantitative measurement of each metric’s severity and overall impact on liquidity. Assessments below defined thresholds trigger contingency funding actions, which are detailed in the Company’s Contingency Funding Plan.

Approved liquidity limits and guidelines are monitored to facilitate the active management of our funding and liquidity position. Among the limits and guidelines measured are minimum cash investment balances, sources of available liquidity relative to short term debt maturities and other funding commitments, cash flow coverage ratios, size of undrawn customer lines and other contingent liquidity risks, and debt maturity profile.

Integral to our liquidity management practices is our contingency funding plan, which outlines actions and protocols under liquidity stress conditions, whether they are idiosyncratic or systemic in nature. The objective of the plan is to ensure an adequately sustained level of liquidity under stress conditions.

LEGAL, REGULATORY AND COMPLIANCE RISK

Corporate Compliance is an independent function responsible for maintaining an enterprise-wide compliance risk management program commensurate with the size, scope and complexity of our businesses, operations, and the geographies in which we operate. The Compliance function oversees programs and processes to evaluate and monitor compliance with laws and regulations pertaining to our business, tests the adequacy of the compliance control environment in each business, and monitors and promotes compliance with the Company’s ethical standards as set forth in our Code of Business Conduct and compliance policies. The Company, through its executive leadership and Board of Directors drive the development of a prominent compliance culture across the Company and in every location in which it conducts business.

The Corporate Compliance function provides leadership, guidance and oversight to help business units and staff functions identify applicable laws and regulations and implement effective measures to meet the requirements and mitigate the risk of violations of or failures to meet our legal and regulatory obligations. The global compliance risk management program includes training, testing, monitoring, risk assessment, and other critical

Item 7:  Management’s Discussion and Analysis

72    CIT ANNUAL REPORT 2012

disciplines necessary to effectively manage compliance and regulatory risks. The Company relies on subject matter experts in the areas of privacy, sanctions, anti-money laundering, anti-corruption compliance and other areas typically addressed by bank holding companies with large complex profiles.

Corporate Compliance has implemented comprehensive compliance policies and employs Business Unit Compliance Officers and Regional Compliance Officers who work with each business unit to advise business staff and leadership in the prudent conduct of business within a regulated environment. They advise business leadership and staff with respect to the implementation of procedures to operationalize compliance policies and other requirements. Corporate Compliance also provides and monitors adherence to mandatory employee compliance training programs.

Corporate Compliance, led by the Chief Compliance Officer, is responsible for setting the overall global compliance framework and standards, using a risk based approach to identify and manage key compliance obligations and risks. The head of each business and staff function is responsible for ensuring compliance within their respective areas of authority. Corporate Compliance, through the Chief Compliance Officer, reports administratively to the CRO and to the Audit Committee of the Board of Directors.

OPERATIONAL RISK

Operational risk is the risk of financial loss, or potential damage to a firm’s reputation, or other adverse impacts resulting from inadequate or failed internal processes and systems, people or external events. Operational Risk may result from fraud by employees or persons outside the Company, transaction processing errors, employment practices and workplace safety issues, unintentional or negligent failure to meet professional obligations to clients, business interruption due to system failures, or other external events.

Operational risk is managed within individual business units. The head of each business and functional area is responsible for maintaining an effective system of internal controls to mitigate operational risks. The business segment Chief Operating Officers (“COO”) designate Operational Risk Managers responsible for implementation of the Operational Risk framework programs. The Enterprise Operational Risk function provides oversight in managing operational risk, designs and supports the enterprise-wide Operational Risk framework programs, promotes awareness by providing training to employees and Operational Risk Managers within business units and functional areas. Additionally, Enterprise Operational Risk maintains the Loss Data Collection and Risk Assessment programs. CIT’s internal audit department monitors and tests the overall effectiveness of internal control and operational systems on an ongoing basis and reports results to senior management and to the Audit Committee of the Board. Oversight of the operational risk management function is provided by CRM, the Operational and Information Technology Risk Working Group, the Enterprise Risk Committee and the Risk Management Committee of the Board of Directors.

FUNDING AND LIQUIDITY

Portfolio collections, capital markets, securitizations and secured borrowings, various credit facilities, and deposits provide our sources of funding and liquidity.

CIT actively manages and monitors its funding and liquidity sources against key limits and guidelines to satisfy funding and other operating obligations, while also providing protection against unforeseen stress events, for instance unanticipated funding obligations, such as customer line draws, or disruptions to capital markets or other funding sources. CIT has both primary and contingent sources of liquidity. In addition to its unrestricted cash and portfolio cash inflows, liquidity sources include:

-	a Revolving Credit and Guaranty Agreement, (the “Revolving Credit Facility”), to meet cash needs based on underlying market conditions. CIT has a $2 billion multi-year committed revolving credit facility of which $1.9 billion is available at December 31, 2012;

-	the securitization market, in the form of committed securitization facilities aggregating $4.4 billion of which $1.6 billion is available at December 31, 2012; and

-	portfolio assets, which are sold via sales or loan syndications, are a means to access liquidity and manage credit exposure.

Cash and short-term investment securities totaled $7.6 billion at December 31, 2012 $(6.8 billion of cash and $0.8 billion of short-term investments), down from $8.4 billion at December 31, 2011. Cash and short-term investment securities at December 31, 2012 consisted of $2.5 billion related to the bank holding company, $3.4 billion at CIT Bank, $0.5 billion at operating subsidiaries and $1.2 billion in restricted balances.

Our short-term investments include U.S. Treasury bills and Government Agency bonds. These investments are classified as available for sale and have maturities of 30 days or less as of the investment date. We anticipate continued investment of our cash in various types of liquid, high-grade investments.

2012 Financings and Liability Management

During 2012, CIT eliminated or refinanced $15.2 billion of high cost debt $(8.8 billion of 7% Series C Notes and $6.5 billion of 7% Series A Notes) as we completed the redemption of approximately $31 billion of high cost debt incurred during our restructuring in 2009. Additionally, CIT eliminated or refinanced approximately $1 billion of debt secured by student loans in the 2012 fourth quarter. In aggregate, these transactions reduced 2012 pre-tax income by $1.5 billion due to accelerated debt FSA and OID accretion and loss on debt extinguishment. The elimination of our remaining Series A Notes in the 2012 first quarter resulted in all of our Series C Notes becoming unsecured. In addition, the Revolving Credit Facility also became unsecured upon our completion of certain administrative requirements as set forth under the Revolving Credit Facility.

In 2012, CIT raised nearly $10 billion of term unsecured debt with an average maturity of approximately 6 years and a weighted

CIT ANNUAL REPORT 2012    73

average coupon of approximately 5%. CIT has also demonstrated consistent ability and access to fund via both the domestic as well as international securitization markets through public ABS transactions and bank conduits. During 2012, CIT entered into numerous secured financing transactions as described under the Secured Borrowings section below.

Since January 2010, CIT has entered into over $21 billion of new financings and credit facilities.

Deposits totaled $9.7 billion at December 31, 2012, up from $6.2 billion at December 31, 2011 and $4.5 billion at December 31, 2010. The weighted average interest rate on deposits was 1.75% at December 31, 2012, down from 2.68% at December 31, 2011 and 3.13% at December 31, 2010.

As a result of our continued funding and liability management initiatives, we reduced the weighted average coupon rates on outstanding deposits and long-term borrowings to 3.18% at December 31, 2012 from 4.69% and 5.30% at December 31, 2011 and December 31, 2010, respectively. We also continued to make progress towards achieving our long term targeted funding mix as detailed in the following table:

Long-term Target Funding Mix (dollars in millions)

		December 31,
	Target	2012	2011	2010
Deposits	35%–45%	31%	19%	12%
Secured*	25%–35%	32%	81%	88%
Unsecured*	25%–35%	37%	–	–

*	As a result of redeeming the remaining Series A Notes during the 2012 first quarter, the Revolving Credit Facility and all of our Series C Notes became unsecured.

Unsecured Borrowings

As a result of redeeming the remaining Series A Notes during the 2012 first quarter, the Revolving Credit Facility and all of our Series C Notes became unsecured.

Revolving Credit Facility

On August 25, 2011, CIT and certain of its subsidiaries entered into a Revolving Credit Facility. The total commitment amount under the Revolving Credit Facility is $2 billion, consisting of a $1.65 billion revolving loan tranche and a $350 million revolving loan tranche that can also be utilized for issuance of letters of credit. The Revolving Credit Facility matures on August 14, 2015 and accrues interest at a per annum rate of LIBOR plus a margin of 2.00% to 2.75% (with no floor) or Base Rate plus a margin of 1.00% to 1.75% (with no floor). The applicable margin is determined by reference to the long-term senior unsecured, non-credit enhanced debt rating of the Company by S&P and Moody’s effective at relevant times during the life of the Revolving Credit Facility. The applicable margin for LIBOR loans is 2.50% and the applicable margin for Base Rate loans is 1.50% at December 31, 2012. Further improvement in CIT’s long-term senior unsecured, non-credit enhanced debt ratings to either BB by S&P or Ba2 by Moody’s would result in a reduction in the applicable margin to 2.25% for Libor based loans and to 1.25% for Base Rate loans.

The Revolving Credit Facility may be drawn and repaid from time to time at the option of CIT. The amount available to draw upon at December 31, 2012 was approximately $1.9 billion. The unutilized portion of any commitment under the Revolving Credit Facility may be reduced permanently or terminated by CIT at any time without penalty.

Once the Company redeemed all the remaining Series A Notes during the 2012 first quarter, all the collateral and subsidiary guarantees under the Revolving Credit Facility were released, except for subsidiary guarantees from eight of the Company’s domestic operating subsidiaries (“Continuing Guarantors”). Once the Revolving Credit Facility became unsecured, the collateral coverage covenant was replaced by an asset coverage covenant (based on the book value of eligible assets of the Continuing Guarantors) of 2.0x the sum of: (i) the committed facility size and (ii) all outstanding indebtedness (including, without duplication, guarantees of such indebtedness) for borrowed money (excluding subordinated intercompany indebtedness) of the Continuing Guarantors, tested monthly and upon certain dispositions or encumbrances of eligible assets of the Continuing Guarantors. At December 31, 2012, the asset coverage ratio was 2.3x.

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

Senior Unsecured Notes

In March 2012, CIT filed a “shelf” registration statement. The following table presents issuances of Senior Unsecured Notes in 2012 under the Company’s shelf:

Senior Unsecured Notes (dollars in millions)

Date of Issuance	Rate (%)	Maturity Date	Par Value
March 2012	5.250%	March 2018	$1,500.0
May 2012	5.000%	May 2017	1,250.0
May 2012	5.375%	May 2020	750.0
August 2012	4.250%	August 2017	1,750.0
August 2012	5.000%	August 2022	1,250.0
Weighted average	4.90%		$6,500.0

The proceeds of these transactions were used in conjunction with available cash, to redeem the 7% Series C Notes in 2012. These senior unsecured notes rank equal in right of payment with the Series C Notes and the Revolving Credit Facility.

Item 7:  Management’s Discussion and Analysis

74    CIT ANNUAL REPORT 2012

Series C Notes

The following table presents issuances of Series C Unsecured Notes:

Series C Notes (dollars in millions)

Date of Issuance	Rate (%)	Maturity Date	Par Value
March 2011	5.250%	March 2014	$1,300.0
March 2011	6.625%	March 2018	700.0
February 2012	4.750%	February 2015	1,500.0
February 2012	5.500%	February 2019	1,750.0
Weighted average	5.37%		$5,250.0

The proceeds of the 2012 transaction were used, in conjunction with available cash, to redeem the remaining Series A Notes in March 2012.

The Indenture for the Series C Notes limits the Company’s ability to create liens, merge or consolidate, or sell, transfer, lease or dispose of all or substantially all of its assets. Upon a Change of Control Triggering Event as defined in the Series C Indenture, holders of the Series C Notes will have the right to require the Company, as applicable, to repurchase all or a portion of the Series C Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest to the date of such repurchase.

Secured Borrowings

Our secured financing transactions do not meet accounting requirements for sale treatment and are recorded as secured borrowings, with the assets remaining on-balance sheet for GAAP. The debt associated with these transactions is collateralized by receivables, leases and/or equipment. Certain related cash balances are restricted.

Secured borrowings, which include securitizations, totaled $10.1 billion at December 31, 2012, essentially flat with December 31, 2011.

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

In July 2012, CIT closed a C$515 million $(511 million based on the exchange rate at the time of the transaction) securitization secured by a pool of Canadian equipment receivables from CIT’s Vendor Finance business segment. The weighted average fixed coupon was 2.285%, which represents a weighted average credit spread of 1.31% over benchmark Government of Canada treasury rates for the three classes of notes. The securitization had a net advance rate of 96.75%.

In August and September 2012, we funded 6 Boeing aircraft under a secured facility guaranteed by the Export-Import Bank of the United States for total proceeds of approximately $200 million.

In September 2012, we renewed a $500 million committed facility secured by receivables at a lower cost and with a final maturity in November 2014 and also closed a new RMB2.2 billion (approximately $345 million based on the exchange rate at the time of the transaction) committed facility, which is in addition to an existing facility closed in 2011, that will allow CIT’s Vendor Finance business segment to fund new originations in China. The committed availability period of the Vendor China facility expires in September 2014 with a three year final maturity for each drawdown under the facility.

In mid-November 2012, CIT sold at a $16 million gain to carrying value approximately $550 million in student loans. Most of the student loans served as collateral for approximately $515 million in asset-backed securities (“ABS”) funded through the TRS and proceeds from the sale of these student loans were used to redeem the ABS on November 19, 2012 at par. The ABS redemption decreased 2012 interest expense by approximately $6 million as a $40 million increase in interest expense from the acceleration of FSA discount was more than offset by $46 million in reimbursement of original issue discount related to the TRS. The redemption also generated other income of $35 million due to acceleration of the counterparty receivable accretion.

On November 27, 2012, CIT redeemed the remaining balance of approximately $480 million in principal amount of ABS issued by Education Funding Capital Trust III (“EFCT III”), a student lending securitization entity, at par. Substantially all of the student loans underlying EFCT III were refinanced by CIT through a new $420 million ABS transaction in December 2012 that was funded through the TRS. The redemption of EFCT III increased 2012 interest expense by $81 million due to the acceleration of FSA discount amortization.

In November and December 2012, we funded five Airbus aircraft under our existing ECA facility for total proceeds of approximately $170 million. In December 2012, CIT closed a new $208 million collateralized loan obligation (“CLO”) backed by a portfolio of Corporate Finance loans. The CLO was funded through the TRS.

7% Series A Notes and 7% Series C Notes

During 2012, CIT redeemed all the remaining $6.5 billion of 7% Series A Notes and redeemed or repurchased all the remaining $8.8 billion of 7% Series C Notes. These actions resulted in the acceleration of $1.3 billion of FSA discount accretion that was recorded as additional interest expense and also resulted in a loss on debt extinguishments of $61 million.

InterNotes Retail Note Program

The balance of InterNotes retail note program (“InterNotes”) at December 31, 2012 was approximately $73 million, which includes $39 million of FSA discount. These InterNotes are callable and on December 15, 2012, CIT redeemed at par approximately $18 million in principal amount of senior debt securities issued by CIT under its pre-reorganization InterNotes retail note program. The debt securities subject to this redemption were among those debt securities that did not elect treatment under CIT’s Chapter

CIT ANNUAL REPORT 2012    75

11 plan of reorganization. As a result, these debt securities were reinstated upon confirmation of such plan. This redemption increased fourth quarter 2012 interest expense by approximately $8 million due to the acceleration of FSA discount amortization.

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

At December 31, 2012, a total of $3,492 million, of financing and leasing assets, comprised of $416 million in Corporate Finance, $1,015 million in Consumer and $2,061 million in commercial aerospace and rail assets in Transportation Finance, were pledged in conjunction with $2,260 million in secured debt issued to investors under the GSI Facilities. After adjustment to the amount of actual qualifying borrowing base under terms of the GSI Facilities, this $2,260 million of secured debt provided for usage of $2,018 million of the maximum notional amount of the GSI Facilities at December 31, 2012. The remaining $107 million of the maximum notional amount represents the unused portion of the GSI Facilities and constitutes the notional amount of derivative financial instruments. Unsecured counterparty receivable of $649 million, net of FSA, is owed to CIT from GSI for debt discount, return of collateral posted to GSI and settlements resulting from market value changes to asset-backed securities underlying the structures at December 31, 2012.

The CFL Facility was originally executed on June 6, 2008, and under an October 28, 2009 amendment, the maximum notional amount of the CFL Facility was reduced from $3.0 billion to $2.125 billion. During the first half of 2008, CIT experienced significant constraints on its ability to raise funding through the debt capital markets and access the Company’s historical sources of funding. The CFL Facility provided a swapped rate on qualifying secured funding at a lower cost than available to CIT through other funding sources. The CFL Facility was structured as a TRS to satisfy the specific requirements to obtain this funding commitment from GSI. Pursuant to applicable accounting guidance, only the unutilized portion of the total return swap is accounted for as a derivative and recorded at fair value. Under the terms of the GSI Facilities, CIT raises cash from the issuance of ABS to investors designated by GSI under the total return swap, equivalent to the face amount of the ABS less an adjustment for any OID which equals the market price of the ABS. CIT is also required to deposit a portion of the face amount of the ABS with GSI as additional collateral prior to funding ABS through the GSI Facilities.

Amounts deposited with GSI can increase or decrease over time depending on the market value of the ABS and / or changes in the ratings of the ABS. CIT and GSI engage in periodic settlements based on the timing and amount of coupon, principal and any other payments actually made by CIT on the ABS. Pursuant to the terms of the total return swap, GSI is obligated to return those same amounts to CIT plus a proportionate amount of the initial deposit. Simultaneously, CIT is obligated to pay GSI (1) principal in an amount equal to the contractual market price times the amount of principal reduction on the ABS and (2) interest equal to LIBOR times the adjusted qualifying borrowing base of the ABS. On a quarterly basis, CIT pays the fixed facility fee of 2.85% per annum times the maximum facility commitment amount, currently $1.5 billion under the CFL Facility and $625 million under the BV Facility, to GSI.

Valuation of the derivatives related to the GSI Facilities is based on several factors using a discounted cash flow (DCF) methodology, including:

-	CIT’s funding costs for similar financings based on the current market environment;

-	Forecasted usage of the long-dated GSI Facilities through the final maturity date in 2028; and

-	Forecasted amortization, including prepayment assumptions, due to principal payments on the underlying ABS, which impacts the amount of the unutilized portion.

Based on the Company’s valuation, we recorded a small liability at December 31, 2012.

Interest expense related to the GSI Facilities is affected by the following:

-	A fixed facility fee of 2.85% per annum times the maximum facility commitment amount, currently $1.5 billion under the CFL Facility and $625 million under the BV Facility

-	A variable amount based on one-month or three-month USD LIBOR times the “utilized amount” (effectively the “adjusted qualifying borrowing base”) of the total return swap, and

-	A reduction in interest expense due to the recognition of the payment of any OID from GSI on the various ABS.

Debt Ratings

Our debt ratings at December 31, 2012 as rated by Standard & Poor’s Ratings Services (“S&P”), Moody’s Investors Service (“Moody’s”) and Dominion Bond Rating Service (“DBRS”) are presented in the following table. Changes since December 31, 2012 include: (1) On January 8, 2013, Moody’s upgraded our issuer / counterparty credit and Series C/senior unsecured debt rating by one notch to Ba3/Stable from B1/Stable and (2) On February 12, 2013 S&P changed our debt ratings outlook to positive from stable.

Debt Ratings as of December 31, 2012	S&P	Moody’s	DBRS
Issuer / Counterparty Credit Rating	BB–	B1	BB
Revolving Credit Facility Rating	BB–	Ba3	BBB (Low)
Series C Notes / Senior Unsecured Debt Rating	BB–	B1	BB
Outlook	Stable	Stable	Positive

Item 7:  Management’s Discussion and Analysis

76    CIT ANNUAL REPORT 2012

Changes since December 31, 2011 include: (1) On February 13, 2012, DBRS increased our debt ratings one notch to an issuer / counterparty credit rating and Series C/senior unsecured debt rating of “BB (Low)” and the Revolving Credit Facility rating was increased to “BB (High)”, (2) On February 16, 2012, Moody’s increased our debt ratings one notch to an issuer / counterparty credit rating and Series C/senior unsecured debt rating of “B1”, (3) On March 9, 2012 S&P increased our debt ratings one notch to an issuer / counterparty credit rating and Series C debt rating to “BB-”, lowered its rating one notch on the Revolving Credit Facility to “BB-” and changed the outlook to stable and (4) On December 17, 2012, DBRS increased our debt ratings one notch to an issuer / counterparty credit rating and Series C/senior unsecured debt rating of “BB” and the Revolving Credit Facility rating was increased to “BBB (Low)”.

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

Tax Implications of Cash in Foreign Subsidiaries

Cash and short term investments held by foreign subsidiaries, including cash available to the BHC and restricted cash, at December 31, 2012, 2011 and 2010 totaled $1.6 billion, $1.6 billion and $2.3 billion, respectively.

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

In the quarter ended December 31, 2011, Management decided to no longer assert its intent to indefinitely reinvest its foreign earnings, except for foreign subsidiaries in select jurisdictions. This decision was driven by events during the course of the year that culminated in Management’s conclusion during the quarter that it may need to repatriate foreign earnings to address certain long-term investment and funding strategies. Some of the significant events that impacted Management’s decision included the re-evaluation of the debt and capital structures of its subsidiaries, and the need to reduce its high cost debt in the U.S. In addition, certain restrictions on the Company’s first and second lien debt were removed during the fourth quarter of 2011 upon the repayment of the remaining 2014 Series A debt. The removal of these restrictions allows the Company to transfer and repatriate cash to repay its high cost debt in the U.S. and recapitalize certain foreign subsidiaries. All these events contributed to Management’s decision to no longer assert indefinite reinvestment of its foreign earnings, except for foreign subsidiaries in select jurisdictions. As of December 31, 2012, Management continues to maintain the position with regard to its assertion.

Contractual Payments and Commitments

The following tables summarize significant contractual payments and contractual commitment expirations at December 31, 2012. Certain amounts in the payments table are not the same as the respective balance sheet totals, because this table is before FSA, in order to better reflect projected contractual payments. Likewise, actual cash flows will vary materially from those depicted in the payments table as further explained in the table footnotes.

CIT ANNUAL REPORT 2012    77

Payments for the Twelve Months Ended December 31(1) (dollars in millions)

	Total	2013	2014	2015	2016	2017+
Secured borrowings(2)	$10,472.1	$1,424.7	$1,500.4	$1,043.4	$865.8	$5,637.8
Unsecured – Series C Notes	5,250.0	–	1,300.0	1,500.0	–	2,450.0
Senior unsecured	6,500.0	–	–	–	–	6,500.0
Other debt	113.3	1.2	0.2	–	–	111.9
Total Long-term borrowings	22,335.4	1,425.9	2,800.6	2,543.4	865.8	14,699.7
Deposits	9,681.0	4,997.9	1,948.4	825.7	562.4	1,346.6
Credit balances of factoring clients	1,256.5	1,256.5	–	–	–	–
Lease rental expense	214.1	32.2	29.7	28.0	25.6	98.6
Total contractual payments	$33,487.0	$7,712.5	$4,778.7	$3,397.1	$1,453.8	$16,144.9

(1)	Projected payments of debt interest expense and obligations relating to postretirement programs are excluded.

(2)	Includes non-recourse secured borrowings, which are generally repaid in conjunction with the pledged receivable maturities.

Commitment Expiration by Twelve Month Periods Ended December 31 (dollars in millions)

	Total	2013	2014	2015	2016	2017+
Financing commitments(1)	$2,979.7	$287.8	$128.6	$510.1	$1,079.3	$973.9
Aerospace manufacturer purchase commitments(2)	9,168.3	493.2	789.3	2,145.9	1,231.9	4,508.0
Rail and other manufacturer purchase commitments	927.4	492.2	435.2	–	–	–
Commercial loan portfolio purchase commitment	1,258.3	1,258.3	–	–	–	–
Letters of credit	292.1	101.2	16.0	15.7	86.8	72.4
Deferred purchase credit protection agreements	1,841.5	1,841.5	–	–	–	–
Guarantees, acceptances and other recourse obligations	17.4	12.3	3.2	1.9	–	–
Liabilities for unrecognized tax obligations(3)	317.8	10.0	307.8	–	–	–
Total contractual commitments	$16,802.5	$4,496.5	$1,680.1	$2,673.6	$2,398.0	$5,554.3

(1)	Financing commitments do not include certain unused, cancelable lines of credit to customers in connection with third-party vendor programs, which can be reduced or cancelled by CIT at any time without notice.

(2)	Aerospace commitments are net of amounts on deposit with manufacturers.

(3)	The balance cannot be estimated past 2014; therefore the remaining balance is reflected in 2014.

Financing commitments increased from $2.7 billion at December 31, 2011 to $3.0 billion at December 31, 2012. At December 31, 2012, substantially all financing commitments were senior facilities, with approximately 70% secured by equipment or other assets and the remainder comprised of cash flow or enterprise value facilities. Most of our undrawn and available financing commitments are in Corporate Finance. The top ten undrawn commitments totaled $350 million at December 31, 2012.

The table above includes approximately $0.6 billion of commitments at December 31, 2012 and $0.4 billion at December 31, 2011 that were not available for draw due to requirements for collateral availability or covenant conditions.

CAPITAL

Capital Management

CIT manages its capital position to ensure capital is adequate to support the risks of its businesses. CIT uses a complement of capital metrics and related thresholds to measure capital adequacy. The company takes into account the existing regulatory capital framework and the evolution under the proposed Basel III rules. CIT further evaluates capital adequacy through enterprise stress testing and the economic capital (“ECAP”) approach, which constitute our internal capital adequacy assessment process (ICAAP). In addition, enterprise stress testing evaluates capital adequacy dynamically through the use of forward looking forecasts under a set of specific economic scenarios.

Along with stress testing capital forecasts, CIT regularly monitors regulatory capital ratios, ECAP measures and liquidity metrics to support the capital adequacy assessment process. Regulatory capital ratios indicate CIT’s capital adequacy using regulatory definitions of available capital, such as Tier 1 Capital or Total Risk Based Capital, and regulatory measures of portfolio risk such as risk weighted assets. CIT currently reports regulatory capital

Item 7:  Management’s Discussion and Analysis

78    CIT ANNUAL REPORT 2012

under the general risk-based capital rules based on the Basel I framework. If the Basel III capital framework is implemented as proposed, CIT expects to report regulatory capital ratios under the Basel III Notice of Proposed Rulemakings (“NPR”) and the Standardized Approach NPR.

ECAP is a probabilistic approach that links capital adequacy to a particular solvency standard consistent with CIT’s risk appetite and expressed as a probability over a one year time horizon. ECAP ratios provide a view of capital adequacy that better takes into account CIT’s specific risks with customized approaches to measure these risks. ECAP evaluates capital adequacy by comparing CIT’s unexpected losses under probabilistically-defined stress events to the Company’s available financial resources, or capital available to absorb losses.

CIT believes a strong liquidity and funding profile is equally important in ensuring the Company’s ability to continue its financial intermediation activities during times of stress. Accordingly, CIT monitors its liquidity position through a complement of metrics which range from cash coverage of funding needs to capital markets indicators. CIT’s regulatory capital ratio minimums are set for the Consolidated Company based on maintaining levels above regulatory minimum levels as well as ensuring the quality of our capital appropriately reflects our asset quality mix, market and balance sheet position. As such, CIT uses a complement of capital metrics and related thresholds to measure and analyze the level and composition of our capital.

As part of the capital adequacy and strategic planning processes, CIT forecasts capital adequacy under several scenarios, including three primary scenarios: Baseline, Supervisory severely adverse scenario (SA-Stress), and CIT BHC stress (C-Stress) scenario. CIT is not currently required to perform these stress tests which are prescribed for institutions above $50 billion; however, it does so as a matter of prudent capital management.

The baseline forecast represents CIT’s expected trajectory of business progression, while the stress scenarios forecast CIT’s capital position under adverse macroeconomic conditions. Scenarios include 9 quarter projections of macroeconomic factors that are used to measure and/or indicate the outlook of specific aspects of the economy. These macroeconomic projections form the basis for CIT’s capital adequacy results presented for each scenario.

Capital Composition and Ratios

The Company is subject to various regulatory capital requirements set by the Federal Reserve Board. CIT committed to its regulators to maintain a 13% Total Capital Ratio at the BHC.

CIT’s capital ratios have been consistently above required, regulatory and its policy minimums. Capital ratio trends and capital levels reflect growth in underlying assets as well as the FSA impact of accelerated refinancing and repayment of high cost debt. In 2012 and 2011, CIT refinanced or accelerated the repayment of $31 billion of high cost debt. While these actions economically benefited the Company, they resulted in the acceleration of FSA debt discount, thus increasing interest expense and contributed to the net loss.

CIT ANNUAL REPORT 2012    79

Tier 1 Capital and Total Capital Components (dollars in millions)

	December 31,
Tier 1 Capital	2012	2011	2010
Total stockholders’ equity	$8,334.8	$8,883.6	$8,929.1
Effect of certain items in accumulated other comprehensive loss excluded from Tier 1 Capital	41.1	54.3	(3.3)
Adjusted total equity	8,375.9	8,937.9	8,925.8
Less: Goodwill(1)	(345.9)	(353.2)	(361.6)
Disallowed intangible assets(1)	(32.7)	(63.6)	(119.2)
Investment in certain subsidiaries	(34.4)	(36.6)	(33.4)
Other Tier 1 components(2)	(68.0)	(58.6)	(65.7)
Tier 1 Capital	7,894.9	8,425.9	8,345.9
Tier 2 Capital
Qualifying reserve for credit losses and other reserves(3)	402.6	429.9	428.2
Less: Investment in certain subsidiaries	(34.4)	(36.6)	(33.4)
Other Tier 2 components(4)	0.5	–	0.2
Total qualifying capital	$8,263.6	$8,819.2	$8,740.9
Risk-weighted assets	$48,580.1	$44,824.1	$44,000.2
BHC Ratios
Tier 1 Capital Ratio	16.3%	18.8%	19.0%
Total Capital Ratio	17.0%	19.7%	19.9%
Tier 1 Leverage Ratio	18.3%	18.8%	16.0%
CIT Bank Ratios
Tier 1 Capital Ratio	21.5%	36.5%	57.4%
Total Capital Ratio	22.7%	37.5%	57.7%
Tier 1 Leverage Ratio	20.2%	24.7%	24.2%

(1)	Goodwill and disallowed intangible assets adjustments also reflect the portion included within assets held for sale.

(2)	Includes the portion of net deferred tax assets that does not qualify for inclusion in Tier 1 capital based on the capital guidelines, the Tier 1 capital charge for nonfinancial equity investments and the Tier 1 capital deduction for net unrealized losses on available-for-sale marketable securities (net of tax).

(3)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit, and deferred purchase agreements, all of which are recorded in Other Liabilities.

(4)	Banking organizations are permitted to include in Tier 2 Capital up to 45% of net unrealized pre-tax gains on available for sale equity securities with readily determinable fair values.

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

The reconciliation of balance sheet assets to risk-weighted assets is presented below:

Risk-Weighted Assets (dollars in millions)

	December 31,
	2012	2011	2010
Balance sheet assets	$44,012.0	$45,263.4	$51,453.4
Risk weighting adjustments to balance sheet assets(1)	(9,960.4)	(12,352.7)	(16,271.8)
Off balance sheet items(2)	14,528.5	11,913.4	8,818.6
Risk-weighted assets	$48,580.1	$44,824.1	$44,000.2

(1)	The decline primarily reflects the run-off of our student loan portfolio.

(2)	Primarily reflects commitments to purchase aircraft, unused lines of credit, letters of credit and deferred purchase agreements. For 2012, also includes purchase commitment for a portfolio of commercial loans.

Item 7:  Management’s Discussion and Analysis

80    CIT ANNUAL REPORT 2012

Regulatory Capital Guidelines and Changes

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

On August 12, 2009, CIT entered into a Written Agreement with the Federal Reserve Bank of New York (the “FRBNY”). Among other requirements, the Written Agreement requires regular reporting to the FRBNY and prior written approval by the FRBNY for payment of dividends and distributions and the purchase or redemption of stock. CIT has provided the FRB with its 2013 capital plan, within which it requested permission for a modest return of capital during 2013.

Basel III

In December 2010, the Basel Committee on Banking Supervision released its final framework for strengthening international capital and liquidity regulation (“Basel III”). Basel III requirements include higher minimum capital ratios, increased limitations on qualifying capital, minimum liquidity requirements and a more constrained leverage ratio requirement. Among the NPRs implementing Basel III, CIT expects to be subject to the Basel III and Standardized Approach NPRs. CIT currently meets the regulatory requirements under Basel III. CIT is not subject to, or expected to be subject to, the Advanced Approaches NPR or the Market Risk rules.

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

Given our current capital ratios, capital composition and liquidity position, the Company anticipates the transition to the Basel III capital framework will have a modest impact on regulatory capital ratios. CIT’s capital stock is substantially all Tier 1 Common equity (95%) and does not include non-qualifying capital instruments subject to transitional deductions such as mortgage servicing rights. Similarly, CIT expects a modest impact to risk-weighted assets when determined under the Standard Approach NPR, which updates the general risk-based capital rules for risk-weighting assets based on Basel I. However, the final impact will not be completely known until the U.S. banking regulators finalize the rulemaking to implement Basel III.

See the “Regulation” section of Item 1 Business Overview for further detail regarding regulatory matters.

CIT BANK

CIT Bank is a state-chartered commercial bank headquartered in Salt Lake City, Utah and is our principal bank subsidiary. CIT Bank originates and funds lending and leasing activity in the U.S. for CIT’s commercial business segments. Asset growth during 2012 and 2011 reflected increased commercial lending and leasing volume, and deposits grew in support of the increased business and additional product offerings.

Funded loan volume totaled $6.0 billion, and was up 90% over 2011 and significantly above the $0.7 billion in 2010. The increases reflected significantly higher volume in Corporate Finance, which included commercial real estate lending, Vendor Finance and Transportation Finance as the Bank increased aerospace loans and originated rail operating lease transactions. Committed volumes reflected similar increased trends.

Total assets were $12.2 billion, up from $9.0 billion at December 31, 2011 and $7.1 billion at December 31, 2010. Commercial loans totaled $8.0 billion, up from $3.9 billion at December 31, 2011 and $1.4 billion at December 31, 2010, as commercial asset growth offset the sale and run-off of consumer loans (principally student loans). Operating lease equipment of $650 million, primarily railcars, increased from $31 million at December 31, 2011 and none at December 31, 2010. Cash was $3.4 billion at December 31, 2012, up from $2.5 billion at December 31, 2011 and $1.3 billion at December 31, 2010. Cash will be utilized to fund the announced purchase of a commercial loan portfolio, expected to be substantially completed in the 2013 first quarter. CIT Bank’s capital and leverage ratios are noted below and remain well above required levels.

CIT ANNUAL REPORT 2012    81

CIT Bank deposits were $9.6 billion at December 31, 2012, up from $6.1 billion at December 31, 2011 and $4.5 billion at December 31, 2010. The weighted average interest rate was 1.6% at December 31, 2012, down from 2.5% at December 31, 2011 and 3.2% at December 31, 2010. CD terms averaged approximately three years for those placed during 2012. The primary driver of the higher balances resulted from raising on-line deposits. CIT Bank began offering on-line savings accounts in March 2012 to supplement the current range of CD offerings to consumers.

The following presents condensed financial information for CIT Bank.

CONDENSED BALANCE SHEETS (dollars in millions)

	At December 31,
	2012	2011	2010
ASSETS:
Cash and deposits with banks	$3,351.3	$2,462.1	$1,299.1
Investment securities	123.3	166.7	236.0
Assets held for sale	32.9	1,627.5	16.6
Commercial loans	8,036.9	3,912.0	1,448.3
Consumer loans	–	565.5	3,786.6
Allowance for loan losses	(133.7)	(49.0)	(10.7)
Operating lease equipment, net	650.0	31.3	–
Other assets	164.6	249.9	276.8
Total Assets	$12,225.3	$8,966.0	$7,052.7
LIABILITIES AND EQUITY:
Deposits	$9,615.8	$6,124.9	$4,544.7
Long-term borrowings	49.6	576.7	641.8
Other liabilities	122.7	147.8	34.0
Total Liabilities	9,788.1	6,849.4	5,220.5
Total Equity	2,437.2	2,116.6	1,832.2
Total Liabilities and Equity	$12,225.3	$8,966.0	$7,052.7
Capital Ratios:
Tier 1 Capital Ratio	21.5%	36.5%	57.4%
Total Capital Ratio	22.7%	37.5%	57.7%
Tier 1 Leverage ratio	20.2%	24.7%	24.2%
Financing and Leasing Assets by Segment:
Corporate Finance	$5,314.4	$2,750.6	$1,270.6
Transportation Finance	1,807.8	650.5	193.2
Vendor Finance	1,539.5	529.1	–
Trade Finance	58.1	13.1	–
Consumer	–	2,193.0	3,787.7
Total	$8,719.8	$6,136.3	$5,251.5

Item 7:  Management’s Discussion and Analysis

82    CIT ANNUAL REPORT 2012

CONDENSED STATEMENTS OF OPERATIONS (dollars in millions)

	Years Ended December 31,
	2012	2011	2010
Interest income	$378.7	$272.6	$308.9
Interest expense	(195.2)	(118.6)	(114.9)
Net interest revenue	183.5	154.0	194.0
Provision for credit losses	(93.3)	(42.1)	(24.1)
Net interest revenue, after credit provision	90.2	111.9	169.9
Rental income on operating leases	38.7	2.9	–
Other income	144.7	69.6	33.6
Total net revenue, net of interest expense and credit provision	273.6	184.4	203.5
Operating expenses	(173.0)	(69.2)	(39.0)
Depreciation on operating lease equipment	(19.7)	(2.5)	–
Income before provision for income taxes	80.9	112.7	164.5
Provision for income taxes	(39.6)	(45.5)	(63.5)
Net income	$41.3	$67.2	$101.0
New business volume – funded	$6,024.7	$3,160.7	$693.1
New business volume – committed	$7,569.6	$4,428.7	$1,202.8

The Bank’s results include a $40 million pre-tax acceleration of FSA discount that increased interest expense, as discussed further below. The Bank’s fourth quarter provision for credit losses for the year ended December 31, 2012 included an increase of $34 million as a change in estimate. This adjustment had no impact on consolidated results. For 2012, 2011 and 2010, net charge-offs as a percentage of average finance receivables were 0.18%, 0.15% and 0.33%, respectively.

Other income was up in 2012 due to gains on student loans sold. Operating expenses increased mostly due to the transfer of employees in 2012 from the bank holding company into the bank, along with higher deposit costs reflecting growth in online deposits.

Net Finance Revenue (dollars in millions)

	Years Ended December 31,
	2012	2011	2010
Interest income	$378.7	$272.6	$308.9
Rental income on operating leases	38.7	2.9	–
Finance revenue	417.4	275.5	308.9
Interest expense	(195.2)	(118.6)	(114.9)
Depreciation on operating lease equipment	(19.7)	(2.5)	–
Net finance revenue	$202.5	$154.4	$194.0
Average Earning Assets (“AEA”)	$7,181.6	$5,793.2	$5,556.1
As a % of AEA:
Finance revenue	5.81%	4.76%	5.56%
Interest expense and depreciation	(2.99)%	(2.09)%	(2.07)%
Net finance revenue	2.82%	2.67%	3.49%

Net finance revenue is a non-GAAP measure.

As detailed in the above table, net finance revenue (“NFR”) increased primarily on commercial asset growth. Average earning assets increased, as an increase in commercial assets offset the decline in consumer assets (student loans). Partially offsetting the higher AEA was lower net FSA accretion, which decreased NFR by $15 million during 2012, compared to increases of $83 million in 2011 and $171 million in 2010. The decline was driven by the combination of lower interest income accretion and accelerated FSA discount of $40 million on debt extinguishments. During 2012 the Bank grew its operating lease portfolio, which contributed $19 million to NFR. Net operating lease margin was 6.9% of average operating leases in 2012.

NFR as a percentage of average earning assets (“Net Finance Margin” or “NFM”) increased from 2011, as the revenue earned from higher yielding commercial assets offset the decrease in FSA accretion. Excluding FSA accretion, NFM increased from

CIT ANNUAL REPORT 2012    83

both 2011 and 2010, reflecting a shift in weighting as the commercial loans grew and became a more significant proportion of the earning assets, and the lower yielding consumer assets, principally student loans, were sold or ran-off.

Adjusted Net Finance Revenue as a % of AEA (dollars in millions)

	Years Ended December 31,
	2012		2011		2010
Net finance revenue	$202.5	2.82%	$154.4	2.67%	$194.0	3.49%
FSA impact on net finance revenue	14.8	0.20%	(82.7)	(1.46)%	(171.0)	(3.10)%
Adjusted net finance revenue	$217.3	3.02%	$71.7	1.21%	$23.0	0.39%

Net finance revenue is a non-GAAP measure.

The following table presents the Bank’s pre-tax income and adjusted pre-tax income:

Impacts of FSA Accretion on Pre-tax Income (Loss) (dollars in millions)

	Years Ended December 31,
	2012	2011	2010
Pre-tax Income	$80.9	$112.7	$164.5
FSA impact	14.8	(82.7)	(171.0)
Pre-tax income (loss) – Excluding FSA Net Accretion	$95.7	$30.0	$(6.5)

Pre-tax Income – Excluding FSA Net Accretion is a non-GAAP measure.

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

The allowance for loan losses is reviewed for adequacy based on portfolio collateral values and credit quality indicators, including charge-off experience, levels of past due loans and non-performing assets, evaluation of portfolio diversification and concentration as well as economic conditions to determine the need for a qualitative adjustment. We review finance receivables periodically to determine the probability of loss, and record charge-offs after considering such factors as delinquencies, the financial condition of obligors, the value of underlying collateral, as well as third party credit enhancements such as guarantees and recourse to manufacturers. This information is reviewed on a quarterly basis with senior management, including the Chief Executive Officer, Chief Risk Officer, Chief Credit Officer, Chief Financial Officer and Controller, among others, as well as the

Item 7:  Management’s Discussion and Analysis

84    CIT ANNUAL REPORT 2012

Audit and Risk Management Committees, in order to set the reserve for credit losses.

The allowance for loan losses on finance receivables originated as of or subsequent to emergence is determined based on three key components: (1) specific allowances for loans that are impaired, based upon the value of underlying collateral or projected cash flows, (2) non-specific allowances for losses inherent in non-impaired loans in the portfolio based upon estimated loss levels, and (3) a qualitative adjustment to the allowance for economic risks, industry and geographic concentrations, and other factors not adequately captured in our methodology. Consistent with the improvement in credit risk control and compliance functions, and the requirement to consider FSA in the determination of the allowance, the non-specific allowance for credit losses following the Company’s emergence from bankruptcy has been based on the Company’s internal probability of default (PD) and loss given default (LGD) ratings using loan-level data, generally with a two-year loss emergence period assumption. As of December 31, 2012, the allowance was comprised of non-specific reserves of $334.1 million and specific reserves of $45.2 million related to commercial impaired loans.

As a result, the allowance is sensitive to the risk ratings assigned to loans and leases in our portfolio. Assuming a one level PD downgrade across the 14 grade internal scale for all non-impaired loans and leases, the allowance would have increased by $247 million to $626 million at December 31, 2012. Assuming a one level LGD downgrade across the 11 grade internal scale for all non-impaired loans and leases, the allowance would have increased by $102 million to $481 million at December 31, 2012. As a percentage of finance receivables for the commercial segments, the allowance would be 3.65% under the PD hypothetical stress scenario and 2.81% under the hypothetical LGD stress scenario, compared to the reported 2.21%.

These sensitivity analyses do not represent management’s expectations of the deterioration in risk ratings, or the increases in allowance and loss rates, but are provided as hypothetical scenarios to assess the sensitivity of the allowance for loan losses to changes in key inputs. We believe the risk ratings utilized in the allowance calculations are appropriate and that the probability of the sensitivity scenarios above occurring within a short period of time is remote. The process of determining the level of the allowance for loan losses requires a high degree of judgment. Others given the same information could reach different reasonable conclusions.

See Credit Metrics and Notes 2 and 3 for additional information.

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

Fair Value Determination – At December 31, 2012, only selected assets (certain debt and equity securities, trading derivatives and derivative counterparty assets) and liabilities (trading derivatives and derivative counterparty liabilities) were measured at fair value.

Debt and equity securities classified as available for sale (“AFS”) were carried at fair value, as determined either by Level 1 or Level 2 inputs. Debt securities classified as AFS included investments in U.S. Treasury and federal government agency securities and were valued using Level 2 inputs, primarily quoted prices for similar securities. Certain equity securities classified as AFS were valued using Level 1 inputs, primarily quoted prices in active markets, while other equity securities used Level 2 inputs, due to being less frequently traded or having limited quoted market prices. Assets held for sale were recorded at lower of cost or fair value on the balance sheet. Most of the assets were subject to a binding contract, current letter of intent or other third-party valuation, which are Level 3 inputs. The value of impaired loans was estimated using the fair value of collateral (on an orderly liquidation basis) if the loan was collateralized, or the present value of expected cash flows utilizing the current market rate for such loan. The estimated fair values of derivatives were calculated internally using observable market data and represent the net amount receivable or payable to terminate, taking into account current market rates, which represent Level 2 inputs.

The fair value of assets related to net employee projected benefit obligations was determined largely via level 2.

Lease Residual Values – Operating lease equipment is carried at cost less accumulated depreciation and is depreciated to estimated residual value using the straight-line method over the lease term or estimated useful life of the asset. Direct financing leases are recorded at the aggregated future minimum lease payments plus estimated residual values less unearned finance income. We generally bear greater risk in operating lease transactions (versus finance lease transactions) as the duration of an operating lease is shorter relative to the equipment useful life than a finance lease. Management performs periodic reviews of residual values, with other than temporary impairment recognized in the current period as an increase to depreciation expense for operating lease residual impairment, or as an adjustment to yield for value adjustments on finance leases. Data regarding current equipment values, including appraisals, and historical residual realization experience are among the factors considered in evaluating estimated residual values. As of December 31, 2012, our direct financing lease residual balance was $0.7 billion and our total operating lease equipment balance totaled $12.4 billion.

Liabilities for Uncertain Tax Positions – We have open tax years in the U.S. and Canada and other jurisdictions that are currently under examination by the applicable taxing authorities, and certain tax years that may in the future be subject to examination. We evaluate the adequacy of our liabilities and tax reserves in accordance with accounting standards on uncertain tax positions, taking into account open tax return positions, tax assessments received and tax law changes. The process of evaluating liabilities and tax reserves involves the use of estimates and a high degree of management judgment. The final determination of tax audits could affect our tax reserves.

CIT ANNUAL REPORT 2012    85

Realizability of Deferred Tax Assets – Deferred tax assets and liabilities are recognized for future tax consequences of transactions. Our ability to realize deferred tax assets is dependent upon the future profitability of the reporting entities and, in some cases the timing and amount of specific future transactions. Management’s judgment regarding uncertainties and the use of estimates and projections is required in assessing our ability to realize net operating loss carry forwards (“NOL’s”) as most of these assets are subject to limited carry-forward periods some of which begin to expire in 2013. In addition, the domestic NOLs are subject to annual use limitations under the Internal Revenue Code and certain state laws. Management utilizes historical and projected data in evaluating positive and negative evidence regarding recognition of deferred tax assets. See Notes 1 and 17 for additional information regarding income taxes.

Goodwill Assets – CIT’s goodwill originated as the excess reorganization value over the fair value of tangible and identified intangible assets, net of liabilities, recorded in conjunction with fresh start accounting in 2009, and was allocated to Trade Finance, Transportation Finance and Vendor Finance. The consolidated balance totaled $346 million at December 31, 2012, or less than 1% of total assets. Though the goodwill balance is not significant compared to total assets, management believes the judgmental nature in determining the values of the units when measuring for potential impairment is significant enough to warrant additional discussion. CIT tested for impairment as of September 30, 2012, at which time CIT’s share price was $39.39, trading at a slight premium to the September 30, 2012 tangible book value (“TBV”) per share of $38.47. This is as compared to December 31, 2009, CIT’s emergence date when the Company was valued at a discount of 30% to TBV per share of $39.14. At September 30, 2012, CIT’s share price was trading at 43% above the convenience date share price of $27.61, while the TBV per share of $38.47 was approximately 2% lower than the TBV at December 31, 2009. In addition, the Company’s Price to TBV multiple of 1.024 improved 45% from the 2011 goodwill evaluation.

In accordance with ASC 350, Intangibles – Goodwill and other, goodwill is assessed for impairment at least annually, or more frequently if events occur that would indicate a potential reduction in the fair value of the reporting unit below its carrying value. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. The ASC requires a two-step impairment test to be used to identify potential goodwill impairment and measure the amount of goodwill impairment. Companies can also choose to perform qualitative assessments to conclude on whether it is more likely or not that a company’s carrying amount including goodwill is greater than its fair value, commonly referred to as Step 0 before applying the two-step approach.

For 2012, CIT opted and performed a qualitative assessment for the Trade Finance goodwill. In performing this assessment, management relied on a number of factors, including operating results, business plans, economic projections, anticipated future cash flows and market place data. Based on the factors, management concluded that it was more likely than not that the fair value of the Trade Finance reporting unit was more than its carrying amount, including goodwill, indicating no impairment.

For Vendor Finance and Transportations Finance goodwill assessment, we performed Step 1 analysis utilizing estimated fair value based on peer price to earnings (“PE”) and TBV multiples. The current PE method was based on annualized pre-FSA income after taxes and actual peers multiples as of September 30, 2012. Pre-FSA income after taxes is utilized for valuations as this was considered more appropriate for determining the company’s profitability without the impact of fresh start accounting adjustment from the Company’s emergence from bankruptcy in 2009.

The TBV method is based on the reporting unit’s estimated equity carrying amount and peer ratios using TBV as of September 30, 2012. CIT estimates reporting each unit’s equity carrying amounts by applying the Company’s economic capital ratios to the unit’s risk weighted assets.

In addition, the Company applies a 20% control premium. The control premium is management’s estimate of how much a market participant would be willing to pay over the market fair value for the control of the business. Management concluded, based on performing Step 1 analysis, that the fair values of the Vendor Finance and Transportation Finance reporting units exceed their respective carrying values, including goodwill.

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

See Note 24 — Goodwill and Intangible Assets for more detailed information.

INTERNAL CONTROLS WORKING GROUP

The Internal Controls Working Group (“ICWG”), which reports to the Disclosure Committee, is responsible for monitoring and improving internal controls over financial reporting. The ICWG is chaired by the Controller and is comprised of senior executives in Finance and the Chief Auditor. See Item 9A. Controls and Procedures for more information.

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

Item 7:  Management’s Discussion and Analysis

86    CIT ANNUAL REPORT 2012

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

Total Net Revenues(1) and Net Operating Lease Revenues(2) (dollars in millions)

	Years Ended December 31,
	2012	2011	2010
Total Net Revenue(1)
Interest income	$1,569.1	$2,228.7	$3,719.0
Rental income on operating leases	1,784.6	1,667.5	1,648.4
Finance revenue	3,353.7	3,896.2	5,367.4
Interest expense	(2,897.4)	(2,794.4)	(3,079.7)
Depreciation on operating lease equipment	(533.2)	(575.1)	(675.8)
Net finance revenue	(76.9)	526.7	1,611.9
Other income	653.1	952.8	1,004.9
Total net revenues	$576.2	$1,479.5	$2,616.8
Net Operating Lease Revenue(2)
Rental income on operating leases	$1,784.6	$1,667.5	$1,648.4
Depreciation on operating lease equipment	(533.2)	(575.1)	(675.8)
Net operating lease revenue	$1,251.4	$1,092.4	$972.6

Adjusted Net Finance Revenue as a % of Average Earning Assets(3) (dollars in millions)

	Years Ended December 31,
	2012		2011		2010
Net finance revenue	$(76.9)	(0.24)%	$526.7	1.53%	$1,611.9	3.95%
FSA impact on net finance revenue	1,181.8	3.33%	(25.3)	(0.23)%	(1,396.5)	(3.50)%
Accelerated OID on debt extinguishments related to the TRS facility	(52.6)	(0.14)%	–	–	–	–
Debt related – prepayment costs	–	–	114.2	0.30%	137.9	0.29%
Adjusted net finance revenue	$1,052.3	2.95%	$615.6	1.60%	$353.3	0.74%

Earning Assets(3) (dollars in millions)

	Years Ended December 31,
	2012	2011	2010
Loans	$20,847.6	$19,905.9	$24,648.4
Operating lease equipment, net	12,411.7	12,006.4	11,155.0
Assets held for sale	646.4	2,332.3	1,226.1
Credit balances of factoring clients	(1,256.5)	(1,225.5)	(935.3)
Total earning assets	$32,649.2	$33,019.1	$36,094.2
Commercial segments earning assets	$28,950.3	$26,673.6	$27,771.6

CIT ANNUAL REPORT 2012    87

Tangible Book Value (dollars in millions)

	Years Ended December 31,
	2012	2011	2010
Total common stockholders’ equity	$8,334.8	$8,883.6	$8,929.1
Less: Goodwill	(345.9)	(345.9)	(355.5)
Intangible assets	(31.9)	(63.6)	(119.2)
Tangible book value	$7,957.0	$8,474.1	$8,454.4

(1)	Total net revenues are the combination of net finance revenue and other income and is an aggregation of all sources of revenue for the Company. Total net revenues is used by management to monitor business performance. Given our asset composition includes a high level of operating lease equipment (38% of average earning assets), NFM is a more appropriate metric than net interest margin (“NIM”) (a common metric used by other bank holding companies), as NIM does not fully reflect the earnings of our portfolio because it includes the impact of debt costs of all our assets but excludes the net revenue (rental revenue less depreciation) from operating leases.

(2)	Total net operating lease revenue is the combination of rental income on operating leases less depreciation on operating lease equipment. Total net operating lease revenues is used by management to monitor portfolio performance.

(3)	Earning assets are utilized in certain revenue and earnings ratios. Earning assets are net of credit balances of factoring clients. This net amount represents the amounts we fund.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this document are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All statements contained herein that are not clearly historical in nature are forward-looking and the words “anticipate,” “believe,” “could,” “expect,” “estimate,” “forecast,” “intend,” “plan,” “potential,” “project,” “target” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to known and unknown risks, uncertainties and contingencies. Forward-looking statements are included, for example, in the discussions about:

-	our liquidity risk and capital management, including our capital plan, leverage, capital ratios, and credit ratings, our liquidity plan, and our plans and the potential transactions designed to enhance our liquidity and capital, and for a potential return of capital,

-	our plans to change our funding mix and to access new sources of funding to broaden our use of deposit taking capabilities,

-	our credit risk management and credit quality,

-	our asset/liability risk management,

-	accretion and amortization of FSA adjustments,

-	our funding, borrowing costs and net finance revenue,

-	our operational risks, including success of systems enhancements and expansion of risk management and control functions,

-	our mix of portfolio asset classes, including growth initiatives, acquisitions and divestitures, new products, new business and customer retention,

-	legal risks,

-	our growth rates,

-	our commitments to extend credit or purchase equipment, and

-	how we may be affected by legal proceedings.

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

Therefore, actual results may differ materially from those expressed or implied in those statements. Factors, in addition to those disclosed in “Risk Factors”, that could cause such differences include, but are not limited to:

-	capital markets liquidity,

-	risks of and/or actual economic slowdown, downturn or recession,

-	industry cycles and trends,

-	uncertainties associated with risk management, including credit, prepayment, asset/liability, interest rate and currency risks,

-	estimates and assumptions used to fair value the balance sheet in accordance with FSA and actual variation between the estimated fair values and the realized values,

-	adequacy of reserves for credit losses,

-	risks inherent in changes in market interest rates and quality spreads,

-	funding opportunities, deposit taking capabilities and borrowing costs,

-	risks that the Company will be unable to comply with the terms of the Written Agreement with the Federal Reserve Bank of New York,

-	conditions and/or changes in funding markets and our access to such markets, including commercial paper, secured and unsecured term debt and the asset-backed securitization markets,

-	risks of implementing new processes, procedures, and systems,

-	risks associated with the value and recoverability of leased equipment and lease residual values,

-	application of fair value accounting in volatile markets,

Item 7:  Management’s Discussion and Analysis

88    CIT ANNUAL REPORT 2012

-	application of goodwill accounting in a recessionary economy,

-	changes in laws or regulations governing our business and operations,

-	changes in competitive factors,

-	demographic trends,

-	customer retention rates,

-	future acquisitions and dispositions of businesses or asset portfolios, and

-	regulatory changes and/or developments.

Any or all of our forward-looking statements here or in other publications may turn out to be wrong, and there are no guarantees about our performance. We do not assume the obligation to update any forward-looking statement for any reason.

CIT ANNUAL REPORT 2012    89

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CIT Group Inc.:

In our opinion, the accompanying consolidated balance sheets as of December 31, 2012 and 2011 and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for the years then ended present fairly, in all material respects, the financial position of CIT Group Inc. and its subsidiaries (“the Company”) at December 31, 2012 and 2011, and the results of their operations and their cash flows for the three years ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers

New York, New York
March 1, 2013

Item 8:  Financial Statements and Supplementary Data

90    CIT ANNUAL REPORT 2012

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (dollars in millions – except per share data)

	December 31, 2012	December 31, 2011
Assets		Revised
Cash and due from banks	$447.3	$433.2
Interest bearing deposits, including restricted balances of $1,185.1 and $869.9 at December 31, 2012 and December 31, 2011(1)	6,374.0	7,003.6
Investment securities	1,065.5	1,257.8
Trading assets at fair value – derivatives	8.4	42.8
Assets held for sale(1)	646.4	2,332.3
Loans (see Note 8 for amounts pledged)	20,847.6	19,905.9
Allowance for loan losses	(379.3)	(407.8)
Total loans, net of allowance for loan losses(1)	20,468.3	19,498.1
Operating lease equipment, net (see Note 8 for amounts pledged)(1)	12,411.7	12,006.4
Unsecured counterparty receivable	649.1	729.5
Goodwill	345.9	345.9
Intangible assets, net	31.9	63.6
Other assets	1,563.5	1,550.2
Total Assets	$44,012.0	$45,263.4
Liabilities
Deposits	$9,684.5	$6,193.7
Trading liabilities at fair value – derivatives	81.9	66.2
Credit balances of factoring clients	1,256.5	1,225.5
Other liabilities	2,687.8	2,584.2
Long-term borrowings, including $1,425.9 and $3,203.8 contractually due within twelve months at December 31, 2012 and December 31, 2011, respectively	21,961.8	26,307.7
Total Liabilities	35,672.5	36,377.3
Stockholders’ Equity
Common stock: $0.01 par value, 600,000,000 authorized Issued: 201,283,063 and 200,980,752 at December 31, 2012 and December 31, 2011 Outstanding: 200,868,802 and 200,660,314 at December 31, 2012 and December 31, 2011	2.0	2.0
Paid-in capital	8,501.8	8,459.3
(Accumulated deficit) / Retained earnings	(74.6)	517.7
Accumulated other comprehensive loss	(77.7)	(82.6)
Treasury stock: 414,261 and 320,438 shares at December 31, 2012 and December 31, 2011 at cost	(16.7)	(12.8)
Total Common Stockholders’ Equity	8,334.8	8,883.6
Noncontrolling minority interests	4.7	2.5
Total Equity	8,339.5	8,886.1
Total Liabilities and Equity	$44,012.0	$45,263.4

(1)	The following table presents information on assets and liabilities related to Variable Interest Entities (VIEs) that are consolidated by the Company. The difference between VIE total assets and total liabilities represents the Company’s interest in those entities, which were eliminated in consolidation. The assets of the consolidated VIEs will be used to settle the liabilities of those entities and, except for the Company’s interest in the VIEs, are not available to the creditors of CIT or any affiliates of CIT. In the following table, certain prior period balances have been conformed to the current period presentation.

Assets
Interest bearing deposits, restricted	$751.5	$574.2
Assets held for sale	8.7	317.2
Total loans, net of allowance for loan losses	7,135.5	8,523.7
Operating lease equipment, net	4,508.8	4,285.4
Total Assets	$12,404.5	$13,700.5
Liabilities
Beneficial interests issued by consolidated VIEs (classified as long-term borrowings)	$9,241.3	$9,875.5
Total Liabilities	$9,241.3	$9,875.5

The accompanying notes are an integral part of these consolidated financial statements.

CIT ANNUAL REPORT 2012    91

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (dollars in millions – except per share data)

	Years Ended December 31,
	2012	2011	2010
		Revised	Revised
Interest income
Interest and fees on loans	$1,536.8	$2,193.9	$3,687.3
Interest and dividends on interest bearing deposits and investments	32.3	34.8	31.7
Interest income	1,569.1	2,228.7	3,719.0
Interest expense
Interest on long-term borrowings	(2,744.9)	(2,683.2)	(2,992.3)
Interest on deposits	(152.5)	(111.2)	(87.4)
Interest expense	(2,897.4)	(2,794.4)	(3,079.7)
Net interest revenue	(1,328.3)	(565.7)	639.3
Provision for credit losses	(51.6)	(269.7)	(820.3)
Net interest revenue, after credit provision	(1,379.9)	(835.4)	(181.0)
Non-interest income
Rental income on operating leases	1,784.6	1,667.5	1,648.4
Other income	653.1	952.8	1,004.9
Total non-interest income	2,437.7	2,620.3	2,653.3
Total revenue, net of interest expense and credit provision	1,057.8	1,784.9	2,472.3
Other expenses
Depreciation on operating lease equipment	(533.2)	(575.1)	(675.8)
Operating expenses	(918.2)	(896.6)	(1,025.1)
Loss on debt extinguishments	(61.2)	(134.8)	–
Total other expenses	(1,512.6)	(1,606.5)	(1,700.9)
Income (loss) before provision for income taxes	(454.8)	178.4	771.4
Provision for income taxes	(133.8)	(158.6)	(245.7)
Income (loss) before noncontrolling interests	(588.6)	19.8	525.7
Net income attributable to noncontrolling interests, after tax	(3.7)	(5.0)	(4.4)
Net income (loss)	$(592.3)	$14.8	$521.3
Basic income (loss) per common share	$(2.95)	$0.07	$2.60
Diluted income (loss) per common share	$(2.95)	$0.07	$2.60
Average number of common shares – basic (thousands)	200,887	200,678	200,201
Average number of common shares – diluted (thousands)	200,887	200,815	200,575

The accompanying notes are an integral part of these consolidated financial statements.

Item 8:  Financial Statements and Supplementary Data

92    CIT ANNUAL REPORT 2012

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (dollars in millions)

	Years Ended December 31,
	2012	2011	2010
		Revised	Revised
Income (loss) before noncontrolling interests	$(588.6)	$19.8	$525.7
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(8.4)	(23.9)	(4.4)
Changes in fair values of derivatives qualifying as cash flow hedges	0.6	0.9	(1.7)
Net unrealized gains (losses) on available for sale securities	1.0	(0.9)	2.2
Changes in benefit plans net gain (loss) and prior service (cost)/credit	11.7	(57.6)	2.8
Other comprehensive income (loss), net of tax	4.9	(81.5)	(1.1)
Comprehensive income (loss) before noncontrolling interests	(583.7)	(61.7)	524.6
Comprehensive loss attributable to noncontrolling interests	(3.7)	(5.0)	(4.4)
Comprehensive income (loss)	$(587.4)	$(66.7)	$520.2

The accompanying notes are an integral part of these consolidated financial statements.

CIT ANNUAL REPORT 2012    93

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (dollars in millions)

	Common Stock	Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Minority Interests	Total Equity
December 31, 2009	$2.0	$8,398.0	$–	$–	$–	$1.4	$8,401.4
Adoption of new accounting pronouncement			(18.4)			(8.4)	(26.8)
Net income			521.3			4.4	525.7
Other comprehensive loss, net of tax				(1.1)			(1.1)
Amortization of restricted stock and stock option expenses		36.1			(8.8)		27.3
Distribution of earnings and capital						0.3	0.3
December 31, 2010 – Revised	$2.0	$8,434.1	$502.9	$(1.1)	$(8.8)	$(2.3)	$8,926.8
Net income			14.8			5.0	19.8
Other comprehensive loss, net of tax				(81.5)			(81.5)
Amortization of restricted stock and stock option expenses		24.6			(4.0)		20.6
Employee stock purchase plan		0.6					0.6
Distribution of earnings and capital						(0.2)	(0.2)
December 31, 2011 – Revised	$2.0	$8,459.3	$517.7	$(82.6)	$(12.8)	$2.5	$8,886.1
Net income (loss)			(592.3)			3.7	(588.6)
Other comprehensive income, net of tax				4.9			4.9
Amortization of restricted stock, stock option, and performance shares expenses		41.6			(3.9)		37.7
Employee stock purchase plan		1.1					1.1
Distribution of earnings and capital		(0.2)				(1.5)	(1.7)
December 31, 2012	$2.0	$8,501.8	$(74.6)	$(77.7)	$(16.7)	$4.7	$8,339.5

The accompanying notes are an integral part of these consolidated financial statements.

Item 8:  Financial Statements and Supplementary Data

94    CIT ANNUAL REPORT 2012

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in millions)

	Years Ended December 31
	2012	2011	2010
		Revised	Revised
Cash Flows From Operations
Net income (loss)	$(592.3)	$14.8	$521.3
Adjustments to reconcile net income (loss) to net cash flows from operations:
Provision for credit losses	51.6	269.7	820.3
Net depreciation, amortization and (accretion)	1,985.9	751.8	(504.2)
Net gains on equipment, receivable and investment sales	(342.8)	(502.5)	(438.9)
Loss on debt extinguishments	21.1	109.8	–
Provision for deferred income taxes	32.7	57.0	108.2
(Increase) decrease in finance receivables held for sale	(54.9)	46.9	31.2
(Increase) decrease in other assets	(106.2)	503.3	(404.3)
(Decrease) increase in accrued liabilities and payables	(86.6)	(394.8)	454.0
Net cash flows provided by operations	908.5	856.0	587.6
Cash Flows From Investing Activities
Loans originated and purchased	(18,983.6)	(20,576.2)	(18,898.5)
Principal collections of loans	16,673.7	21,670.7	25,673.4
Purchases of investment securities	(16,322.0)	(14,971.8)	(148.4)
Proceeds from maturities of investment securities	16,580.0	14,085.9	191.7
Proceeds from asset and receivable sales	4,499.3	4,315.7	5,262.6
Purchases of assets to be leased and other equipment	(1,776.6)	(2,136.9)	(1,286.9)
Net increase in short-term factoring receivables	134.1	196.8	527.1
Change in restricted cash	(314.0)	1,683.9	(1,134.3)
Net cash flows provided by investing activities	490.9	4,268.1	10,186.7
Cash Flows From Financing Activities
Proceeds from the issuance of term debt	13,523.9	6,680.5	3,000.6
Repayments of term debt	(19,542.2)	(15,626.3)	(13,007.0)
Net increase in deposits	3,499.8	1,680.9	(597.1)
Collection of security deposits and maintenance funds	563.4	554.6	660.9
Use of security deposits and maintenance funds	(373.8)	(498.5)	(586.8)
Net cash flows used in financing activities	(2,328.9)	(7,208.8)	(10,529.4)
(Decrease) increase in cash and cash equivalents	(929.5)	(2,084.7)	244.9
Unrestricted cash and cash equivalents, beginning of period	6,565.7	8,650.4	8,405.5
Unrestricted cash and cash equivalents, end of period	$5,636.2	$6,565.7	$8,650.4
Supplementary Cash Flow Disclosure
Interest paid	$1,240.0	$1,939.8	$2,688.8
Federal, foreign, state and local income taxes collected, net	$18.4	$94.5	$25.6
Supplementary Non Cash Flow Disclosure
Transfer of assets from held for investment to held for sale	$1,421.2	$3,959.4	$2,846.0
Transfer of assets from held for sale to held for investment	$11.0	$229.8	$64.8

The accompanying notes are an integral part of these consolidated financial statements.

CIT ANNUAL REPORT 2012    95

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CIT Group Inc., together with its subsidiaries (collectively “CIT” or the “Company” has provided financial solutions to its clients since its formation in 1908. The Company provides financing and leasing capital principally for small businesses and middle market companies in a wide variety of industries and offers vendor, equipment, commercial and structured financing products, as well as factoring and management advisory services. CIT became a bank holding company (“BHC”) in December 2008, and is regulated by the Board of Governors of the Federal Reserve System (“FRS”) and the Federal Reserve Bank of New York (“FRBNY”) under the U.S. Bank Holding Company Act of 1956 (“BHC Act”). CIT Bank, a wholly-owned subsidiary, is a state-chartered bank located in Salt lake City, Utah. The Company operates primarily in North America, with locations in Europe, South America and Asia.

BASIS OF PRESENTATION

Basis of Financial Information

The accounting and financial reporting policies of CIT Group Inc. conform to generally accepted accounting principles (“GAAP”) in the United States and the preparation of the consolidated financial statements is in conformity with GAAP which requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates and assumptions. Some of the more significant estimates include: valuation of deferred tax assets; lease residual values and depreciation of operating lease equipment; and allowance for loan losses. Additionally where applicable, the policies conform to accounting and reporting guidelines prescribed by bank regulatory authorities.

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

The consolidated financial statements include the effects of adopting Fresh Start Accounting (“FSA”) upon the Company’s emergence from bankruptcy on December 10, 2009, based on a convenience date of December 31, 2009 (the “Convenience Date”) , as required by U.S. GAAP. Accretion and amortization of certain FSA adjustments are included in the Statements of Operations and Cash Flows.

In preparing the consolidated financial statements, all significant inter-company accounts and transactions have been eliminated. Assets held in an agency or fiduciary capacity are not included in the consolidated financial statements.

SIGNIFICANT ACCOUNTING POLICIES

Financing and Leasing Assets

CIT extends credit to customers through a variety of financing arrangements; including term loans, and revolving credit facilities, capital leases and operating leases. The amounts outstanding on loans, direct financing and leveraged leases are referred to as finance receivables and are included in Loans on the consolidated balance sheet. These finance receivables, when combined with finance receivables held for sale and the net book value of operating lease equipment, are referred to as financing and leasing assets.

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

For finance receivables outstanding at the time of FSA, December 31, 2009, the fair value assigned at that time established their new cost basis. The resultant discount on the finance receivables balance includes accretable and non-accretable components. Loans originated subsequent to FSA and classified as HFI are recorded at amortized cost. Loan origination fees and certain direct origination costs are deferred and recognized as adjustments to interest income over the lives of the related loans. Unearned income on leases and discounts and premiums on loans purchased are amortized to interest income using a level yield methodology. Direct financing leases originated subsequent to FSA and classified as HFI are recorded at the aggregate future minimum lease payments plus estimated residual values less unearned finance income. In leveraged lease agreements, a major portion of the funding is provided by third party lenders on a non-recourse basis, with CIT providing the balance and acquiring title to the property. Leveraged leases are recorded at the aggregate value of future minimum lease payments plus estimated residual value, less third-party debt and unearned income. Management performs periodic reviews of estimated residual values, with other than temporary impairment recognized in current period earnings.

Item 8:  Financial Statements and Supplementary Data

96    CIT ANNUAL REPORT 2012

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In the operating lease portfolio, maintenance costs incurred that exceed maintenance funds collected for commercial aircraft are expensed if they do not provide a future economic benefit and do not extend the useful life of the aircraft. Such costs may include costs of routine aircraft operation and costs of maintenance and spare parts incurred in connection with re-leasing an aircraft and during the transition between leases. For such maintenance costs that are not capitalized, a charge is recorded in operating expense at the time the costs are incurred. Income recognition related to maintenance funds collected and not used during the life of the lease is deferred to the extent management estimates costs will be incurred by subsequent lessees performing scheduled maintenance. Upon the disposition of an aircraft, any excess maintenance funds that exist are recognized as income.

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

If it is determined that a loan should be transferred from HFS to HFI, the loan is transferred at the lower of cost or fair value on the transfer date, which coincides with the date of change in management’s intent. The difference between the carrying value of the loan and the fair value, if lower, is reflected as a loan discount at the transfer date, which reduces its carrying value. Subsequent to the transfer, the discount is accreted into earnings as an increase to interest income over the life of the loan using the interest method.

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

For finance receivables that were considered impaired at the FSA date and for which the cash flows were evaluated based on expected cash flows that are less than contractual cash flows, there is an accretable and a non-accretable discount. The accretable discount is accreted using the effective interest method as a yield adjustment over the remaining term of the loan and recorded in Interest Income. The non-accretable discount reflects the present value of the difference between the excess of cash flows contractually required to be paid and expected cash flows (i.e. credit component). The non-accretable discount is recorded as a reduction to finance receivables and serves to reduce future charge-offs or is reclassified to accretable discount should expected cash flows improve. The accretable discount on finance receivables that are on non-accrual does not accrete until the account returns to performing status.

Rental revenue on operating leases is recognized on a straight line basis over the lease term and is included in Non-interest Income. An intangible asset was recorded in FSA to adjust for carrying value of above or below market operating lease contracts to their fair value. These adjustments (net) are amortized into rental income on a straight line basis over the remaining term of the respective lease.

The recognition of interest income (including accretion) on commercial loans and finance receivables is suspended and an account is placed on non-accrual status when, in the opinion of management, full collection of all principal and interest due is doubtful. To the extent the estimated cash flows, including fair value of collateral, does not satisfy both the principal and accrued interest outstanding, accrued but uncollected interest at the date an account is placed on non-accrual status is reversed and charged against interest income. Subsequent interest received is applied to the outstanding principal balance until such time as the account is collected, charged-off or returned to accrual status. Interest on loans or capital leases that are on cash basis non-accrual do not accrue interest income; however, payments designated by the borrower as interest payments may be recorded as interest income. To qualify for this treatment, the remaining recorded investment in the loan or capital lease must be deemed fully collectable.

The recognition of interest income (including accretion) on consumer loans and certain small ticket commercial loans and lease receivables is suspended and all previously accrued but uncollected revenue is reversed, when payment of principal and/or interest is contractually delinquent for 90 days or more. Accounts, including accounts that have been modified, are returned to accrual status when, in the opinion of management, collection of remaining principal and interest is reasonably assured, and upon collection of six consecutive scheduled payments.

The Company periodically modifies the terms of finance receivables in response to borrowers’ financial difficulties. These modifications may include interest rate changes, principal forgiveness or payment deferments. The finance receivables that are modified, where a concession has been made to the borrower, are accounted for as Troubled Debt Restructurings (“TDR’s”). TDR’s are generally

CIT ANNUAL REPORT 2012    97

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The allowance for loan losses on finance receivables for CIT reflects estimated amounts for loans originated subsequent to the emergence date, and amounts required in excess of the remaining FSA discount on loans that were on the balance sheet at the emergence date. The allowance for loan losses on finance receivables originated as of or subsequent to emergence is determined based on three key components: (1) specific allowances for loans that are impaired, based upon the value of underlying collateral or projected cash flows, (2) non-specific allowances for estimated losses inherent in the portfolio based upon the expected loss over the loss emergence period projected loss levels and (3) allowances for estimated losses inherent in the portfolio based upon economic risks, industry and geographic concentrations, and other factors. Changes to the Allowance for Loan Losses are recorded in the Provision for Credit Losses. The non-specific allowance for loan losses following the Company’s emergence from bankruptcy has been based on the Company’s internal probability of default and loss given default ratings using loan-level data. CIT’s portfolio consisted primarily of loans that do not have predictable prepayments and as such, prepayments were not considered in the determination of contractual cash flows and cash flows expected to be collected in FSA.

With respect to assets transferred from HFI to HFS, a charge off is recognized to the extent carrying value exceeds the expected cash flows.

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

Impaired Finance Receivables

Impaired finance receivables (including loans or capital leases) of $500 thousand or greater that are placed on non-accrual status, largely in the Corporate Finance – other, Trade Finance and Transportation Finance loan classes, are subject to periodic individual review by the Company’s problem loan management (PLM) function. The Company excludes consumer loans and small-ticket loan and lease receivables, largely in the two Vendor Finance and Corporate Finance – SBL (Small Business Lending) loan classes, that have not been modified in a troubled debt restructuring, as well as short-term factoring receivables, from its impaired finance receivables disclosures as charge-offs are typically determined and recorded for such loans beginning at 120-150 days of contractual delinquency.

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

Item 8:  Financial Statements and Supplementary Data

98    CIT ANNUAL REPORT 2012

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Such charge-offs are deducted from the carrying value of the related finance receivables. This policy is largely applicable in the Corporate Finance-other, Trade Finance and Transportation Finance loan classes. Charge-offs on consumer and certain small ticket commercial finance receivables, primarily in the Vendor Finance and Consumer segments and the Corporate Finance SBL loan class, are recorded beginning at 120 to150 days of contractual delinquency. In accordance with FSA, charge-offs on loans with an FSA discount as of the emergence date are first allocated to the respective loan’s fresh start discount. To the extent a charge-off amount exceeds such discount the difference is reported as a charge-off. Charge-offs on loans originated subsequent to emergence are reflected in the provision for credit losses. Collections on accounts previously charged off in the post-emergence period are recorded as recoveries in the provision for credit losses. Collections on accounts previously charged off in the pre-emergence period are recorded as recoveries in other income. Collections on accounts previously charged off prior to transfer to HFS are recorded as recoveries in other income.

Delinquent Finance Receivables

A loan is considered past due for financial reporting purposes if default of contractual principal or interest exists for a period of 30 days or more. Past due loans consist of both loans that are still accruing interest as well as loans on non-accrual status.

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

Investments

Debt and equity securities classified as “available-for-sale” (“AFS”) are carried at fair value with changes in fair value reported in accumulated other comprehensive income (“AOCI”), net of applicable income taxes. Credit- related declines in fair value that are determined to be an other than temporary impairment (“OTTI”) are immediately recorded in earnings. Realized gains and losses on sales are included in Other income on a specific identification basis, and interest and dividend income on AFS securities is included in Interest and dividends on interest bearing deposits and investments.

Debt securities classified as “held-to-maturity” (“HTM”) represent securities that the Company has both the ability and the intent to hold until maturity, and are carried at amortized cost. Interest on such securities is included in Interest and dividends on interest bearing deposits and investments.

Equity investments without readily determinable fair values are generally carried at cost or the equity method of accounting and periodically assessed for OTTI, with the net asset values reduced when impairment is deemed to be other-than-temporary. Equity method investments are recorded at cost, adjusted to reflect the Company’s portion of income, loss or dividend of the investee.

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

Factors considered in determining whether a loss is temporary include:

-	the length of time that fair value has been below cost;

-	the severity of the impairment or the extent to which fair value has been below cost;

-	the cause of the impairment and the financial condition and the near-term prospects of the issuer;

-	activity in the market of the issuer that may indicate adverse credit conditions; and

-	the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

The Company’s review for impairment generally includes identification and evaluation of investments that have indications of possible impairment, in addition to:

-	analysis of individual investments that have fair values less than amortized cost, including consideration of the length of time the investment has been in an unrealized loss position and the expected recovery period;

CIT ANNUAL REPORT 2012    99

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-	discussion of evidential matter, including an evaluation of factors or triggers that could cause individual investments to qualify as having OTTI and those that would not support OTTI; and

-	documentation of the results of these analyses, as required under business policies.

For equity securities, management considers the various factors described above. If it is determined that the security’s decline in fair value (for equity securities AFS) or cost (for equity securities carried at amortized cost) is other than temporary, the security’s fair value or cost is written down, and the charge recognized in Other income.

Goodwill and Other Identified Intangibles

The Company’s goodwill represents the excess of the reorganization equity value over the fair value of tangible and identifiable intangible assets, net of liabilities as of the emergence date.

Goodwill is assigned to segments (or “reporting units”) at the date the goodwill is initially recorded. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular transaction, and all of the activities within a reporting unit, whether acquired or internally generated, are available to evaluate the value of goodwill.

Goodwill is not amortized but it is evaluated for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment, and at the segment (or “reporting unit”) level. An intangible asset was recorded in FSA for net above and below market operating lease contracts. These intangible assets are amortized on a straight line basis, resulting in lower rental income (a component of Non-interest Income) over the remaining term of the lease agreements. Management evaluates definite lived intangible assets for impairment when events and circumstances indicate that the carrying amounts of those assets may not be recoverable.

In September 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment, that permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test required in FASB Account Standard Codification (“ASC”) Topic 350, Intangibles – Goodwill & Other. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. The Company adopted the ASU for the year ended December 31, 2011. See Note 24 for further details.

Other Assets

Assets received in satisfaction of loans are initially recorded at fair value and then assessed at the lower of carrying value or estimated fair value less selling costs, with write-downs of the pre-existing receivable reflected in the provision for credit losses. Additional impairment charges, if any, would be recorded in Other Income.

Derivative Financial Instruments

The Company manages economic risk and exposure to interest rate and foreign currency risk through derivative transactions in over-the-counter markets with other financial institutions. The Company does not enter into derivative financial instruments for speculative purposes.

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

The Company documents at inception all relationships between hedging instruments and hedged items, as well as the risk management objectives and strategies for undertaking various hedges. Upon executing a derivative contract, the Company designates the derivative as either a qualifying hedge or non-qualifying hedge. The designation may change based upon management’s reassessment of circumstances.

The Company utilizes cross-currency swaps and foreign currency forward contracts to hedge net investments in foreign operations. These transactions are classified as foreign currency net investment hedges with resulting gains and losses reflected in AOCI. For hedges of foreign currency net investment positions, the “forward” method is applied whereby effectiveness is assessed and measured based on the amounts and currencies of the individual hedged net investments versus the notional amounts and underlying currencies of the derivative contract. For those hedging relationships where the critical terms of the underlying net investment and the derivative are identical, and the credit-worthiness of the counterparty to the hedging instrument remains sound, there is an expectation of no hedge ineffectiveness so long as those conditions continue to be met.

The company also enters into foreign currency forward contracts to manage the foreign currency risk associated with its non US subsidiary’s funding activities and designates these as foreign currency cash flow hedges for which certain components are reflected in AOCI and others recognized in noninterest income when the underlying transaction impacts earnings.

In addition, the company uses foreign currency forward contracts, interest rate swaps, cross currency interest rate swaps, and options to hedge interest rate and foreign currency risks arising from its asset and liability mix. These are treated as economic hedges.

Derivative instruments that qualify for hedge accounting are presented in the balance sheet at their fair values in other assets or other liabilities. Derivatives that do not qualify for hedge accounting are presented in the balance sheet as trading assets or liabilities, with their resulting gains or losses recognized in Other Income. Fair value is based on dealer quotes, pricing models, discounted cash flow methodologies, or similar techniques for which the determination of fair value may require significant management judgment or estimation. The fair value of the derivative is reported on a gross-by-counterparty basis. Valuations of derivative assets and liabilities reflect the value of the instrument including the Company’s and counterparty’s credit risk.

Item 8:  Financial Statements and Supplementary Data

100    CIT ANNUAL REPORT 2012

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CIT is exposed to credit risk to the extent that the counterparty fails to perform under the terms of a derivative. The Company manages this credit risk by requiring that all derivative transactions be conducted with counterparties rated investment grade at the initial transaction by nationally recognized rating agencies, and by setting limits on the exposure with any individual counterparty. In addition, pursuant to the terms of the Credit Support Annexes between the Company and its counterparties, CIT may be required to post collateral or may be entitled to receive collateral in the form of cash or highly liquid securities depending on the valuation of the derivative instruments as measured on a daily basis.

Fair Value Measurements

The Company characterizes inputs in the determination of fair value according to the fair value hierarchy described below:

-	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that are accessible at the measurement date. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as certain other securities that are highly liquid and are actively traded in over-the-counter markets;

-	Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes derivative contracts and certain loans held-for-sale;

-	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using valuation models, discounted cash flow methodologies or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes highly structured or long-term derivative contracts and structured finance securities where independent pricing information cannot be obtained for a significant portion of the underlying assets or liabilities. In FSA, Level 3 inputs were used to mark substantially all the finance receivables to fair value. Historically, the finance receivables were carried at cost basis and not marked to market.

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

Other Comprehensive Income/Loss

Other Comprehensive Income/Loss includes unrealized gains and losses, unless other than temporarily impaired, on AFS investments, foreign currency translation adjustments for both net investment in foreign operations and related derivatives designated as hedges of such investments, changes in fair values of derivative instruments designated as hedges of future cash flows and certain pension and postretirement benefit obligations, all net of tax.

CIT ANNUAL REPORT 2012    101

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Foreign Currency Translation

In addition to U.S. operations, the Company has operations in Canada, Europe and other jurisdictions. The functional currency for foreign operations is generally the local currency. The value of assets and liabilities of these operations is translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Revenue and expense items are translated at the average exchange rates during the year. The resulting foreign currency translation gains and losses, as well as offsetting gains and losses on hedges of net investments in foreign operations, are reflected in AOCI. Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than the functional currency are included in Other income.

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

In June 2009, the FASB issued amended accounting principles that changed the accounting for VIEs which became effective for the Company as of January 1, 2010. These principles were codified as Accounting Standards Update (ASU) No. 2009-16, “Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets” and ASU No. 2009-17, “Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU 2009-17 amended the VIEs Subsections of ASC Subtopic 810-10 to require former qualified special purpose entities (QSPEs) to be evaluated for consolidation and also changed the approach to determining a VIE’s primary beneficiary (“PB”) and required companies to more frequently reassess whether they must consolidate VIEs. Under the new guidance, the PB is the party that has both (1) the power to direct the activities of an entity that most significantly impact the VIE’s economic performance; and (2) through its interests in the VIE, the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

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

The Company performs on-going reassessments of: (1) whether any entities previously evaluated under the majority voting-interest framework have become VIEs, based on certain events, and are therefore subject to the VIE consolidation framework; and (2) whether changes in the facts and circumstances regarding the Company’s involvement with a VIE cause the Company’s consolidation conclusion regarding the VIE to change.

When in the evaluation of its interest in each VIE it is determined that the Company is considered the primary beneficiary, the VIE’s assets, liabilities and non-controlling interests are consolidated and included in the Consolidated Financial Statements. See Note 8 — Long Term Borrowings for further details.

Non-Interest Income

Non-interest income is recognized in accordance with relevant authoritative pronouncements and includes rental income on operating leases, and other income. Other income includes

Item 8:  Financial Statements and Supplementary Data

102    CIT ANNUAL REPORT 2012

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) factoring commissions, (2) gains and losses on sales of equipment (3) fee revenue such as commitment, facility, letters of credit, advisory syndication fees, and servicing fees (4) gains and losses on sales of finance receivables, (5) recoveries on loans charged-off prior to emergence and recoveries on loans charged-off prior to their transfer to HFS, (6) gains and losses on investment sales, (7) gains and losses on certain derivatives and foreign currency exchange, (8) counterparty receivable FSA accretion, (9) valuation allowance for assets held for sale, and (10) other revenues.

Other Expenses

Other expenses include (1) depreciation on operating lease equipment, (2) operating expenses, which include compensation and benefits, technology costs, professional fees, occupancy expenses, provision for severance and facilities exiting activities, and (3) gains and losses on debt extinguishments.

Stock-Based Compensation

Compensation expense associated with equity-based awards is recognized over the vesting period (requisite service period), generally three years, under the “graded vesting” attribution method, whereby each vesting tranche of the award is amortized separately as if each were a separate award. The cost of awards granted to directors in lieu of cash is recognized using the single-grant approach with immediate vesting and expense recognition. Expenses related to stock-based compensation are included in Operating Expenses.

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

Consolidated Statements of Cash Flows

Unrestricted cash and cash equivalents includes cash and interest-bearing deposits, which primarily represent overnight money market investments of excess cash and short term investment in mutual funds. The Company maintains cash balances principally at financial institutions located in the U.S. and Canada. The balances are not insured in all cases. Cash and cash equivalents also include amounts at CIT Bank, which are only available for the bank’s funding and investment requirements. Cash inflows and outflows from deposits are not generally less than 90 days and most factoring receivables are presented on a net basis in the Statements of Cash Flows, as factoring receivables are generally less than 90 days.

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

Fresh Start Accounting

The consolidated financial statements include the effects of adopting Fresh Start Accounting (“FSA”) in accordance with the provisions of ASC 852, Reorganizations, upon the Company’s emergence from bankruptcy on December 10, 2009. In applying FSA, the fair value of assets, liabilities and equity were derived by applying market information at the Emergence Date to account balances at December 31, 2009, unless (i) those account balances were originated subsequent to December 10, 2009, in which case fair values were assigned based upon their origination value or (ii) the basis of accounting applicable to the balances was fair value, in which instance fair value was determined using market information at December 31, 2009. As such, accretion and amortization of certain FSA adjustments began on January 1, 2010.

Revisions

In preparing its quarterly financial statements for the first three quarters of 2012, the Company discovered, corrected and disclosed the larger amounts in those quarters immaterial errors that impacted prior periods. Additional out-of-period errors were identified in the fourth quarter. These additional out-of-period errors were individually and in the aggregate not material to the fourth quarter results but, when combined with the other out-of-period errors previously identified this year, were determined by management to be material to the full year 2012 results.

The cumulative effect of these revisions increased 2012 shareholders’ equity by $23 million, increased total assets by $19 million, and decreased total liabilities by $4 million. As a result of these revisions, net income for the years ended December 31, 2011 and 2010 decreased by $12 million and $3 million, respectively, from previously reported amounts. The recognition of amounts relating to periods prior to 2010 resulted in a corresponding $15 million increase to goodwill, as a result of our adoption of fresh start accounting. Management will revise in subsequent quarterly filings on Form 10-Q and has revised in this Form 10-K, its previously reported financial statements for 2012, 2011 and

CIT ANNUAL REPORT 2012    103

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2010. See Note 27 — Selected Quarterly Financial Data for more information.

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

The disclosure requirements are effective for annual and interim reporting periods beginning on or after January 1, 2013, with retrospective application required. Given the Company’s limited use of master netting agreements this is not expected to have a significant impact on CIT’s financial statements or disclosures.

Indefinite-Lived Intangible Assets Impairment Test

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite – Lived Intangible Assets for Impairment which amends the guidance in ASC Topic 350 on testing and indefinite-lived intangible assets other than goodwill for impairment. Under ASC 350-30, entities must test indefinite-lived intangible assets for impairment at least annually by calculating and comparing an asset’s fair value with its carrying amount. An impairment loss would be recorded for an amount equal to the excess of the asset’s carrying amount over its fair value. ASU No. 2012-02 provides the option of performing a qualitative assessment before calculating the fair value of the asset, when testing an indefinite-lived intangible asset for impairment. If an entity determines, on the basis of qualitative factors, that the fair value of an indefinite-lived intangible asset is not more likely than not impaired, they would not need to calculate the fair value of the asset. The ASU does not revise the requirement to test indefinite-lived intangible assets annually for impairment. In addition, the ASU does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods.

The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. As the Company has no indefinite-lived intangible assets, adoption of this guidance will have no impact on the consolidated financial statements.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

On December 23, 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The ASU defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement, while still requiring companies to adopt the other requirements contained in ASU No. 2011-05.

In February 2013, the FASB issued ASU 2013-02 Comprehensive Income (Topic 220) Accounting Standards Update 2013-02 Comprehensive Income (Topic 220). The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of AOCI by component and present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts.

The guidance will be applied prospectively and is effective for annual and interim reporting periods beginning on or after December 15, 2012. The adoption of this will not affect the Company’s financial condition, but will result in enhanced AOCI disclosure.

Item 8:  Financial Statements and Supplementary Data

104    CIT ANNUAL REPORT 2012

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — LOANS

Finance receivables consist of the following:

Finance Receivables by Product (dollars in millions)

	December 31, 2012	December 31, 2011
Loans	$15,825.4	$15,663.6
Direct financing leases	4,984.0	4,171.1
Leveraged Leases	38.2	71.2
Finance receivables	20,847.6	19,905.9
Finance receivables held for sale	302.8	2,088.0
Finance receivables and held for sale receivables(1)	$21,150.4	$21,993.9

(1)	Assets held for sale in the balance sheet includes finance receivables and operating lease equipment. As discussed in subsequent tables, since the Company manages the credit risk and collections of finance receivables held for sale consistently with its finance receivables held for investment, the applicable amount is presented.

The following table presents finance receivables by segment, based on obligor location:

Finance Receivables (dollars in millions)

	December 31, 2012			December 31, 2011
	Domestic	Foreign	Total	Domestic	Foreign	Total
Corporate Finance	$7,159.8	$1,013.2	$8,173.0	$5,853.5	$1,009.2	$6,862.7
Transportation Finance	1,219.8	633.4	1,853.2	1,063.2	423.8	1,487.0
Trade Finance	2,177.2	128.1	2,305.3	2,299.1	132.3	2,431.4
Vendor Finance	2,459.1	2,359.6	4,818.7	2,389.4	2,052.6	4,442.0
Consumer	3,687.3	10.1	3,697.4	4,671.0	11.8	4,682.8
Total	$16,703.2	$4,144.4	$20,847.6	$16,276.2	$3,629.7	$19,905.9

The following table presents selected components of the net investment in finance receivables.

Components of Net Investment in Finance Receivables (dollars in millions)

	December 31, 2012	December 31, 2011
Unearned income	$(995.2)	$(1,057.5)
Equipment residual values	694.5	801.1
Unamortized (discounts)	(40.5)	(42.3)
Net unamortized deferred costs and (fees)	51.4	63.8
Leveraged lease third party non-recourse debt payable	(227.9)	(247.0)

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

The definitions of these ratings are as follows:

-	Pass – finance receivables in this category do not meet the criteria for classification in one of the categories below.

-	Special mention – a special mention asset exhibits potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects.

-	Classified – a classified asset ranges from: (1) assets that exhibit a well defined weakness and are inadequately protected by the current sound worth and paying capacity of the borrower, and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected to (2) assets with weaknesses that make collection or liquidation in full unlikely on the basis of current facts, conditions, and values. Assets in this classification can be accruing or on non-accrual depending on the evaluation of these factors.

CIT ANNUAL REPORT 2012    105

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Finance Receivables(1) — By Risk Rating (dollars in millions)

Grade:	Corporate Finance – Other	Corporate Finance – SBL	Transportation Finance	Trade Finance	Vendor Finance U.S.	Vendor Finance International	Commercial	Consumer	Total
December 31, 2012
Pass	$6,228.7	$166.1	$1,492.4	$1,913.2	$2,057.0	$2,340.5	$14,197.9	$3,254.1	$17,452.0
Special mention	759.5	358.6	184.1	266.9	194.0	161.8	1,924.9	213.5	2,138.4
Classified – accruing	408.2	96.7	136.2	119.2	160.4	77.7	998.4	229.8	1,228.2
Classified – non-accrual	148.9	63.0	40.5	6.0	45.5	26.3	330.2	1.6	331.8
Total	$7,545.3	$684.4	$1,853.2	$2,305.3	$2,456.9	$2,606.3	$17,451.4	$3,699.0	$21,150.4
December 31, 2011
Pass	$4,255.6	$279.9	$1,089.3	$2,019.1	$2,038.3	$2,055.6	$11,737.8	$5,580.1	$17,317.9
Special mention	930.9	236.9	136.7	263.8	157.7	122.8	1,848.8	367.5	2,216.3
Classified – accruing	735.6	135.0	216.0	73.2	133.8	67.1	1,360.7	397.0	1,757.7
Classified – non-accrual	356.4	141.5	45.0	75.3	55.3	27.6	701.1	0.9	702.0
Total	$6,278.5	$793.3	$1,487.0	$2,431.4	$2,385.1	$2,273.1	$15,648.4	$6,345.5	$21,993.9

(1)	Balances include $302.8 million and $2,088.0 million of loans in Assets Held for Sale at December 31, 2012 and 2011, respectively, which are measured at the lower of cost or fair value. ASU 2010-20 does not require inclusion of these finance receivables in the disclosures above. However, until they are disposed of, the Company manages the credit risk and collections of finance receivables held for sale consistently with its finance receivables held for investment, so that Company data are tracked and used for management purposes on an aggregated basis, as presented above. In addition to finance receivables, the total for Assets Held for Sale on the balance sheet also include operating lease equipment held for sale, which are not included in the above table.

Past Due and Non-accrual Loans

The table that follows presents portfolio delinquency status, regardless of accrual/non-accrual classification:

Finance Receivables(1) — Delinquency Status (dollars in millions)

	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Finance Receivables(1)
December 31, 2012
Commercial
Corporate Finance – Other	$–	$0.3	$4.0	$4.3	$7,541.0	$7,545.3
Corporate Finance – SBL	18.0	2.9	12.5	33.4	651.0	684.4
Transportation Finance	4.0	0.9	0.7	5.6	1,847.6	1,853.2
Trade Finance	79.3	3.4	5.6	88.3	2,217.0	2,305.3
Vendor Finance – U.S.	56.1	18.0	12.4	86.5	2,370.4	2,456.9
Vendor Finance – International	55.2	12.3	8.2	75.7	2,530.6	2,606.3
Total Commercial	212.6	37.8	43.4	293.8	17,157.6	17,451.4
Consumer	135.2	80.8	231.7	447.7	3,251.3	3,699.0
Total	$347.8	$118.6	$275.1	$741.5	$20,408.9	$21,150.4
December 31, 2011
Commercial
Corporate Finance – Other	$5.9	$2.5	$35.6	$44.0	$6,234.5	$6,278.5
Corporate Finance – SBL	7.7	7.2	27.7	42.6	750.7	793.3
Transportation Finance	1.8	3.4	0.7	5.9	1,481.1	1,487.0
Trade Finance	60.8	2.3	1.2	64.3	2,367.1	2,431.4
Vendor Finance – U.S.	47.7	18.9	15.7	82.3	2,302.8	2,385.1
Vendor Finance – International	15.7	6.0	5.6	27.3	2,245.8	2,273.1
Total Commercial	139.6	40.3	86.5	266.4	15,382.0	15,648.4
Consumer	246.0	123.0	395.1	764.1	5,581.4	6,345.5
Total	$385.6	$163.3	$481.6	$1,030.5	$20,963.4	$21,993.9

(1)	Balances include $302.8 million and $2,088.0 million of loans in Assets Held for Sale at December 31, 2012 and December 31, 2011, respectively. In addition to finance receivables, Assets Held for Sale on the balance sheet also include operating lease equipment held for sale, which are not included in the above table.

Item 8:  Financial Statements and Supplementary Data

106    CIT ANNUAL REPORT 2012

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth non-accrual loans and assets received in satisfaction of loans (repossessed assets). Non-accrual loans include loans greater than $500,000 that are individually evaluated and determined to be impaired, as well as loans less than $500,000 that are delinquent (generally for more than 90 days).

Finance Receivables on Non-accrual Status (dollars in millions)

	December 31, 2012			December 31, 2011
	Held for Investment	Held for Sale	Total	Held for Investment	Held for Sale	Total
Commercial
Corporate Finance – Other	$148.6	$0.3	$148.9	$225.7	$130.7	$356.4
Corporate Finance – SBL	60.3	2.7	63.0	132.0	9.5	141.5
Transportation Finance	40.5	–	40.5	45.0	–	45.0
Trade Finance	6.0	–	6.0	75.3	–	75.3
Vendor Finance – U.S.	45.5	–	45.5	55.3	–	55.3
Vendor Finance – International	24.3	2.0	26.3	25.6	2.0	27.6
Consumer	–	1.6	1.6	0.2	0.7	0.9
Total non-accrual loans	$325.2	$6.6	$331.8	$559.1	$142.9	$702.0
Repossessed assets			9.9			9.5
Total non-performing assets			$341.7			$711.5
Accruing loans past due 90 days or more
Government guaranteed – Consumer			$231.4			$390.3
Other			3.4			2.2
Total			$234.8			$392.5

Payments received on non-accrual financing receivables are generally applied against outstanding principal, though in certain instances where the remaining recorded investment is deemed fully collectible, interest income is recognized on a cash basis.

Impaired Loans

The Company’s policy is to review for impairment finance receivables greater than $500,000 that are on non-accrual status. Consumer loans and small-ticket loan and lease receivables that have not been modified in a troubled debt restructuring, as well as short-term factoring receivables, are included (if appropriate) in the reported non-accrual balances above, but are excluded from the impaired finance receivables disclosure below as charge-offs are typically determined and recorded for such loans when they are more than 120-150 days past due.

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

CIT ANNUAL REPORT 2012    107

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired Loans at or for the year ended December 31, 2012 (dollars in millions)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Commercial
Corporate Finance – Other	$179.9	$231.9	$–	$199.8
Corporate Finance – SBL	39.1	52.6	–	40.7
Transportation Finance	11.3	29.1	–	7.8
Trade Finance	10.1	13.3	–	29.7
Vendor Finance – U.S.	4.7	12.2	–	7.7
Vendor Finance – International	8.4	20.0	–	9.7
With an allowance recorded:
Commercial
Corporate Finance – Other	102.4	106.7	32.3	111.0
Corporate Finance – SBL	2.4	2.7	1.0	10.4
Transportation Finance	29.1	29.3	8.9	29.0
Trade Finance	6.0	6.0	1.3	12.2
Total Commercial Impaired Loans(1)	393.4	503.8	43.5	458.0
Total Loans Impaired at Convenience Date(2)	106.7	260.8	1.5	147.4
Total	$500.1	$764.6	$45.0	$605.4

(1)	Interest income recorded for the year ended December 31, 2012 while the loans were impaired was $22.6 million of which $4.3 million was interest recognized using cash-basis method of accounting.

(2)	Details of finance receivables that were identified as impaired at the Convenience date are presented under Loans and Debt Securities Acquired with Deteriorated Credit Quality.

Impaired Loans at or for the year ended December 31, 2011 (dollars in millions)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Commercial
Corporate Finance – Other	$197.0	$298.7	$–	$160.6
Corporate Finance – SBL	38.3	70.7	–	41.3
Transportation Finance	4.6	6.0	–	7.5
Trade Finance	60.1	72.2	–	73.7
Vendor Finance – U.S.	10.5	24.6	–	16.9
Vendor Finance – International	8.0	20.7	–	11.6
With an allowance recorded:
Commercial
Corporate Finance – Other	101.0	112.0	31.7	109.5
Corporate Finance – SBL	31.9	34.7	7.4	43.9
Transportation Finance	41.0	52.1	9.0	49.8
Trade Finance	15.1	18.0	5.3	25.9
Total Commercial Impaired Loans(1)	507.5	709.7	53.4	540.7
Total Loans Impaired at Convenience date(2)	186.7	605.4	5.4	418.3
Total	$694.2	$1,315.1	$58.8	$959.0

(1)	Interest income recorded while the loans were impaired was not material for the year ended December 31, 2011.

(2)	Details of finance receivables that were identified as impaired at the Convenience date are presented under Loans and Debt Securities Acquired with Deteriorated Credit Quality.

Item 8:  Financial Statements and Supplementary Data

108    CIT ANNUAL REPORT 2012

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following summarizes key elements of the Company’s policy regarding the determination of collateral fair value in the measurement of impairment:

-	“Orderly liquidation value” is the basis for collateral valuation;

-	Appraisals are updated annually or more often as market conditions warrant; or

-	Appraisal values are discounted in the determination of impairment if the:

-	appraisal does not reflect current market conditions; or

-	collateral consists of inventory, accounts receivable, or other forms of collateral, which may become difficult to locate, collect or subject to pilferage in a liquidation.

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

Loans Acquired with Deteriorated Credit Quality (dollars in millions)

	December 31, 2012(1)			December 31, 2011(1)
	Carrying Amount	Outstanding Balance(2)	Allowance	Carrying Amount	Outstanding Balance(2)	Allowance
Commercial	$106.7	$260.8	$1.5	$185.6	$599.0	$5.4
Consumer	–	–	–	1.1	6.4	–
Total loans	$106.7	$260.8	$1.5	$186.7	$605.4	$5.4

	Year Ended December 31, 2012		Year Ended December 31, 2011
	Provision for Credit Losses	Net Charge-offs (Recoveries)	Provision for Credit Losses	Net Charge-offs (Recoveries)
Commercial	$(4.5)	$(0.6)	$48.4	$97.9
Consumer	0.3	0.3	(0.3)	(0.3)
Total	$(4.2)	$(0.3)	$48.1	$97.6

(1)	The table excludes amounts in Assets Held for Sale with a carrying amount of $3 million and $117 million at December 31, 2012 and December 31, 2011, respectively, and outstanding balances of $16 million and $286 million, respectively.

(2)	Represents the sum of contractual principal, interest and fees earned at the reporting date, calculated as pre-FSA net investment plus inception to date charge-offs.

The following table presents the changes to the accretable discount related to all loans accounted for under ASC 310-30 (loans acquired with deteriorated credit quality).

Accretable Discount Activity for Loans Accounted for Under ASC 310-30 at Emergence Date (dollars in millions):

	Years Ended December 31,
	2012	2011
Accretable discount, beginning of period	$80.0	$207.2
Accretion	(8.6)	(42.0)
Disposals/transfers(1)	(53.5)	(85.2)
Accretable discount, end of period	$17.9	$80.0

(1)	Amounts include transfers of non-accretable to accretable discounts, which were not material for the years ended December 31, 2012 and 2011.

CIT ANNUAL REPORT 2012    109

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

The recorded investment of TDRs at December 31, 2012 and 2011 was $289.1 million and $445.2 million, of which 29% and 63%, respectively, were on non-accrual. Corporate Finance receivables accounted for 91% and 88% of the total TDRs at December 31, 2012 and 2011, respectively. At December 31, 2012 and 2011, there were $6.3 million and $27.8 million, respectively, of commitments to lend additional funds to borrowers whose loan terms have been modified in TDRs.

The tables that follow present additional information related to modifications qualifying as TDRs that occurred during the years ended December 31, 2012 and 2011.

Recorded investment of TDRs that occurred during the year ended December 31, 2012 and 2011 (dollars in millions)

	Years Ended December 31,
	2012	2011
Commercial
Corporate Finance – Other	$31.4	$223.5
Corporate Finance – SBL	15.1	11.8
Transportation Finance	–	19.8
Trade Finance	–	17.9
Vendor Finance – U.S.	2.1	3.0
Vendor Finance – International	1.3	0.9
Total	$49.9	$276.9

Recorded investment of TDRs that experience a payment default(1) at the time of default, in the period presented, and for which the payment default occurred within one year of the modification (dollars in millions)

	Years Ended December 31,
	2012	2011
Commercial
Corporate Finance – Other	$0.2	$12.7
Corporate Finance – SBL	3.9	9.6
Transportation Finance	–	25.3
Vendor Finance – U.S.	0.2	1.4
Vendor Finance – International	0.1	1.0
Total	$4.4	$50.0

(1)	Payment default in the table above is one missed payment.

Item 8:  Financial Statements and Supplementary Data

110    CIT ANNUAL REPORT 2012

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The financial impact of the various modification strategies that the Company employs in response to borrower difficulties is described below. While the discussion focuses on current year amounts, the overall nature of the modification programs were comparable in the prior year.

-	The nature of modifications qualifying as TDR’s, based upon recorded investment at December 31, 2012, was payment deferral of 86%, covenant relief and/or other of 8%, interest rate reductions and debt forgiveness of 6%;

-	Payment deferrals, the Company’s most common type of modification program, result in lower net present value of cash flows and increased provision for credit losses to the extent applicable. The financial impact of these modifications is not significant given the reduction to recorded investment balances from FSA discount and the moderate length of deferral periods;

-	Interest rate reductions result in lower amounts of interest being charged to the customer, but are a relatively small part of the Company’s restructuring programs. Additionally, in some instances, modifications improve the Company’s economic return through increased interest rates and fees, but are reported as TDRs due to assessments regarding the borrowers’ ability to independently obtain similar funding in the market and assessments of the relationship between modified rates and terms and comparable market rates and terms. The weighted average change in interest rates for all TDRs occurring during the year ended 2012 was immaterial;

-	Debt forgiveness, or the reduction in amount owed by borrower, results in incremental provision for credit losses, in the form of higher charge-offs. While these types of modifications have the greatest individual impact on the allowance, the combined financial impact for TDRs occurring during 2012 approximated $1.4 million, as debt forgiveness is a relatively small component of the Company’s modification programs; and

-	The other elements of the Company’s modification programs do not have a significant impact on financial results given their relative size, or do not have a direct financial impact as in the case of covenant changes.

NOTE 3 — ALLOWANCE FOR LOAN LOSSES

The following table presents changes in the allowance for loan losses.

Allowance for Loan Losses and Recorded Investment in Finance Receivables

As of or for the Years Ended December 31, (dollars in millions)

	2012
	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Total Commercial	Consumer	Total
Beginning balance	$262.2	$29.3	$29.0	$87.3	$407.8	$–	$407.8
Provision for credit losses	7.3	18.0	(0.9)	26.5	50.9	0.7	51.6
Other(1)	(7.2)	0.7	0.1	0.7	(5.7)	(0.2)	(5.9)
Gross charge-offs(2)	(52.7)	(11.7)	(8.6)	(67.8)	(140.8)	(1.0)	(141.8)
Recoveries	20.3	–	7.8	39.0	67.1	0.5	67.6
Allowance balance – end of period	$229.9	$36.3	$27.4	$85.7	$379.3	$–	$379.3
Allowance balance:
Loans individually evaluated for impairment	$33.3	$8.9	$1.3	$–	$43.5	$–	$43.5
Loans collectively evaluated for impairment	195.7	27.4	26.1	85.1	334.3	–	334.3
Loans acquired with deteriorated credit quality(3)	0.9	–	–	0.6	1.5	–	1.5
Allowance balance – end of period	$229.9	$36.3	$27.4	$85.7	$379.3	$–	$379.3
Other reserves(1)	$16.4	$0.6	$6.0	$–	$23.0	$0.2	$23.2
Finance receivables:
Loans individually evaluated for impairment	$323.8	$40.4	$16.1	$13.1	$393.4	$–	$393.4
Loans collectively evaluated for impairment	7,751.2	1,812.8	2,289.2	4,796.9	16,650.1	3,697.4	20,347.5
Loans acquired with deteriorated credit quality(3)	98.0	–	–	8.7	106.7	–	106.7
Ending balance	$8,173.0	$1,853.2	$2,305.3	$4,818.7	$17,150.2	$3,697.4	$20,847.6
Percent of loans to total loans	39.2%	8.9%	11.1%	23.1%	82.3%	17.7%	100.0%

CIT ANNUAL REPORT 2012    111

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2011
	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Total Commercial	Consumer	Total
Beginning balance	$304.0	$23.7	$29.9	$58.6	$416.2	$–	$416.2
Provision for credit losses	173.3	12.8	11.2	69.3	266.6	3.1	269.7
Other(1)	(9.0)	(0.7)	(1.9)	(1.3)	(12.9)	–	(12.9)
Gross charge-offs(2)	(239.6)	(6.6)	(21.1)	(97.2)	(364.5)	(4.3)	(368.8)
Recoveries	33.5	0.1	10.9	57.9	102.4	1.2	103.6
Allowance balance – end of period	$262.2	$29.3	$29.0	$87.3	$407.8	$–	$407.8
Allowance balance:
Loans individually evaluated for impairment	$39.1	$9.0	$5.3	$–	$53.4	$–	$53.4
Loans collectively evaluated for impairment	219.3	20.3	23.7	85.7	349.0	–	349.0
Loans acquired with deteriorated credit quality(3)	3.8	–	–	1.6	5.4	–	5.4
Allowance balance – end of period	$262.2	$29.3	$29.0	$87.3	$407.8	$–	$407.8
Other reserves(1)	$14.6	$1.3	$6.1	$–	$22.0	$–	$22.0
Finance receivables:
Loans individually evaluated for impairment	$368.2	$45.6	$75.2	$18.5	$507.5	$–	$507.5
Loans collectively evaluated for impairment	6,334.9	1,441.4	2,356.2	4,397.5	14,530.0	4,681.7	19,211.7
Loans acquired with deteriorated credit quality(3)	159.6	–	–	26.0	185.6	1.1	186.7
Ending balance	$6,862.7	$1,487.0	$2,431.4	$4,442.0	$15,223.1	$4,682.8	$19,905.9
Percent of loans to total loans	34.5%	7.5%	12.2%	22.3%	76.5%	23.5%	100.0%

(1)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit and for deferred purchase agreements, all of which is recorded in Other Liabilities. “Other” also includes changes relating to sales and foreign currency translations.

(2)	Gross charge-offs included $38 million and $178 million that were charged directly to the Allowance for loan losses for the year ended December 31, 2012 and 2011, respectively. In 2012, Corporate Finance totaled $28 million, Transportation Finance $8 million and Trade Finance $2 million. In 2011, Corporate Finance totaled $154 million, Trade Finance $18 million and remainder was from Transportation Finance.

(3)	Represents loans considered impaired in FSA and are accounted for under the guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality).

NOTE 4 — OPERATING LEASE EQUIPMENT

The following table provides the net book value (net of accumulated depreciation of $1.2 billion at December 31, 2012 and $0.9 billion at December 31, 2011) of operating lease equipment, by equipment type

Operating Lease Equipment (dollars in millions)

	December 31, 2012	December 31, 2011
Commercial aircraft (including regional aircraft)	$8,061.4	$8,180.7
Railcars and locomotives	4,053.1	3,498.8
Office equipment	81.0	87.0
Communications equipment	61.5	69.5
Other equipment	154.7	170.4
Total(1)	$12,411.7	$12,006.4

(1)	Includes equipment off-lease of $202.5 million and $169.4 million at December 31, 2012 and 2011, respectively, primarily consisting of rail and aerospace assets.

Item 8:  Financial Statements and Supplementary Data

112    CIT ANNUAL REPORT 2012

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents future minimum lease rentals due on non-cancelable operating leases at December 31, 2012. Excluded from this table are variable rentals calculated on asset usage levels, re-leasing rentals, and expected sales proceeds from remarketing equipment at lease expiration, all of which are components of operating lease profitability.

Minimum Lease Rentals Due (dollars in millions)

Years Ended December 31,

2013	$1,582.3
2014	1,314.2
2015	1,066.6
2016	853.0
2017	607.4
Thereafter	1,431.8
Total	$6,855.3

NOTE 5 — INVESTMENT SECURITIES

Investments include debt and equity securities. The Company’s debt securities primarily include U.S. Treasury securities, U.S. Government Agency securities and Canadian Government securities that typically mature in 91 days or less, and the carrying value approximates fair value. Equity securities include common stock and warrants.

Investment Securities (dollars in millions)

	December 31, 2012	December 31, 2011
Debt securities available-for-sale	$767.6	$937.2
Equity securities available-for-sale	14.3	16.9
Debt securities held-to-maturity(1)	188.4	211.3
Non-marketable equity investments(2)	95.2	92.4
Total investment securities	$1,065.5	$1,257.8

(1)	Recorded at amortized cost less impairment on securities that have credit-related impairment.

(2)	Non-marketable equity investments include $27.6 million and $23.0 million in limited partnerships at December 31, 2012 and 2011, respectively, accounted for under the equity method. The remaining investments are carried at cost and include qualified Community Reinvestment Act (CRA) investments, equity fund holdings and shares issued by customers during loan work out situations or as part of an original loan investment.

Debt and equity securities are classified as available-for-sale (“AFS”) or held-to-maturity (“HTM”) based on management’s intention on the date of purchase and assessed at each reporting date. Debt securities classified as held-to-maturity represent securities that the Company has both the ability and intent to hold until maturity, and are carried at amortized cost.

Debt securities and equity securities classified as available-for-sale are carried at fair value with changes in fair value reported in other comprehensive income (“OCI”), net of applicable income taxes.

Non-marketable equity investments include ownership interests greater than 3% in limited partnership investments that are accounted for under the equity method. Equity method investments are recorded at cost, adjusted to reflect the Company’s portion of income, loss or dividends of the investee. All other non-marketable equity investments are carried at cost and periodically assessed for other-than-temporary impairment (“OTTI”).

The Company conducts and documents periodic reviews of all securities with unrealized losses to evaluate whether the impairment is OTTI. For debt securities classified as held-to-maturity that are considered to have OTTI that the Company does not intend to sell and it is more likely than not that the Company will not be required to sell before recovery, the OTTI is separated into an amount representing the credit loss, which is recognized in other income in the Consolidated Statement of Operations, and the amount related to all other factors, which is recognized in OCI. OTTI on debt securities and equity securities classified as available-for-sale and non-marketable equity investments are recognized in the Consolidated Statement of Operations in the period determined.

In addition, the Company maintained $6.4 billion and $7.0 billion of interest bearing deposits at December 31, 2012 and 2011, respectively, that are cash equivalents and are classified separately on the balance sheet.

CIT ANNUAL REPORT 2012    113

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents interest and dividends on interest bearing deposits and investments:

Interest and Dividend Income (dollars in millions)

	Year Ended December 31,
	2012	2011	2010
Interest income – interest bearing deposits	$21.8	$24.2	$19.6
Interest income – investments	7.8	9.3	9.3
Dividends – investments	2.7	1.3	2.8
Total interest and dividends	$32.3	$34.8	$31.7

Realized investment gains totaled $40.4 million, $53.9 million and $30.1 million for the years ended December 31, 2012, 2011 and 2010, respectively, and exclude losses from OTTI. OTTI credit-related impairments on equity securities recognized in earnings were not material for the year ended December 31, 2012 and totaled $8.2 million and $11.2 million for years ended December 31, 2011 and 2010, respectively. Impairment amounts in accumulated other comprehensive income (“AOCI”) were not material at December 31, 2012 or December 31, 2011.

Securities Available-for-Sale

The following table presents amortized cost and fair value of securities AFS at December 31, 2012 and 2011.

Securities AFS – Amortized Cost and Fair Value (dollars in millions)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012
Debt securities AFS
U.S. Treasury Securities	$750.3	$–	$–	$750.3
Brazilian Government Treasuries	17.3	–	–	17.3
Total debt securities AFS	767.6	–	–	767.6
Equity securities AFS	13.1	1.2	–	14.3
Total securities AFS	$780.7	$1.2	$–	$781.9
December 31, 2011
Debt securities AFS
U.S. Treasury Securities	$166.7	$–	$–	$166.7
U.S. Government Agency Obligations	672.7	–	–	672.7
Canadian Government Treasuries	97.8	–	–	97.8
Total debt securities AFS	937.2	–	–	937.2
Equity securities AFS	15.5	1.4	–	16.9
Total securities AFS	$952.7	$1.4	$–	$954.1

Item 8:  Financial Statements and Supplementary Data

114    CIT ANNUAL REPORT 2012

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Securities Held-to-Maturity

The carrying value and fair value of securities HTM at December 31, 2012 and December 31, 2011 were as follows:

Debt Securities HTM – Carrying Value and Fair Value (dollars in millions)

	Carrying Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2012
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$96.5	$2.8	$–	$99.3
State and municipal	13.1	–	–	13.1
Foreign government	28.4	–	–	28.4
Corporate – Foreign	50.4	–	–	50.4
Total debt securities held-to-maturity	$188.4	$2.8	$–	$191.2
December 31, 2011
U.S. Treasury and federal agency securities
U.S. Government Agency Obligations	$92.5	$–	$(1.1)	$91.4
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	49.8	3.2	–	53.0
State and municipal	0.4	–	–	0.4
Foreign government	19.6	–	–	19.6
Corporate – Foreign	49.0	–	–	49.0
Total debt securities held-to-maturity	$211.3	$3.2	$(1.1)	$213.4

The following table presents the amortized cost and fair value of debt securities HTM by contractual maturity dates:

Securities Held To Maturity – Amortized Cost and Fair Value Maturities (dollars in millions)

	December 31, 2012		December 31, 2011
	Carrying Cost	Fair Value	Carrying Cost	Fair Value
Mortgage-backed securities(1)
Total – Due after 10 years(2)	$96.5	$99.3	$49.8	$53.0
U.S. Treasury and federal agency securities
Total – Due within 1 year	–	–	92.5	91.4
State and municipal
Due after 1 but within 5 years	4.9	4.9	0.3	0.3
Due after 5 but within 10 years	1.4	1.4	0.1	0.1
Due after 10 years(2)	6.8	6.8	–	–
Total	13.1	13.1	0.4	0.4
Foreign government
Due within 1 year	25.5	25.4	16.8	16.8
Due after 1 but within 5 years	2.9	3.0	2.8	2.8
Total	28.4	28.4	19.6	19.6
Corporate – Foreign
Total – Due after 5 but within 10 years	50.4	50.4	49.0	49.0
Total debt securities held-to-maturity	$188.4	$191.2	$211.3	$213.4

(1)	Includes mortgage-backed securities of U.S. federal agencies.

(2)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

CIT ANNUAL REPORT 2012    115

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — OTHER ASSETS

The following table presents the components of other assets.

Other Assets (dollars in millions)

	December 31, 2012	December 31, 2011
Deposits on commercial aerospace equipment	$615.3	$463.7
Deferred debt costs and other deferred charges	172.2	124.2
Other counterparty receivables	115.7	94.1
Executive retirement plan and deferred compensation	109.7	110.2
Accrued interest and dividends	93.9	143.8
Tax receivables, other than income taxes	81.7	57.5
Furniture and fixtures	75.4	79.5
Prepaid expenses	73.8	84.3
Other(1)	225.8	392.9
Total other assets	$1,563.5	$1,550.2

(1)	Other includes investments in and receivables from non-consolidated entities, deferred federal and state tax assets, servicing assets, and other miscellaneous assets.

NOTE 7 — DEPOSITS

The following table presents deposits detail, maturities and weighted average interest rates.

Deposits (dollars in millions)

	December 31, 2012	December 31, 2011
Deposits Outstanding	$9,684.5	$6,193.7
Weighted average contractual interest rate	1.75%	2.68%
Weighted average number of days to maturity	725 days	813 days
Contractual Maturities and Rates
Due in 2013(1) – (1.42%)	$4,997.9
Due in 2014 – (2.18%)	1,948.4
Due in 2015 – (1.94%)	825.7
Due in 2016 – (2.44%)	562.4
Due in 2017 – (1.39%)	851.1
Due after 2017 – (2.83%)	495.5
Deposits outstanding, excluding fresh start adjustments	$9,681.0

(1)	Includes deposit accounts with no stated maturity.

	Years Ended December 31,
	2012	2011
Daily average deposits	$7,699.6	4,712.3
Maximum amount outstanding	9,690.7	6,181.1
Weighted average contractual interest rate for the year	1.98%	2.79%

Item 8:  Financial Statements and Supplementary Data

116    CIT ANNUAL REPORT 2012

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the maturity profile of certificates of deposits with a denomination of $100,000 or more at December 31.

Certificates of Deposit $100,000 or More (dollars in millions)

	At December 31,
	2012	2011
U.S. Bank
Three months or less	$241.6	$–
After three months through six months	234.6	–
After six months through twelve months	619.8	127.3
After twelve months	1,119.3	138.5
Total U.S. Bank	$2,215.3	$265.8
Foreign Bank	$98.6	$101.4

Deposits were adjusted to estimated fair value at December 31, 2009 in FSA, and the net fair value premium will be recognized as a yield adjustment over the deposit lives. During 2012 and 2011, $3.5 million and $24.0 million, respectively of the fair value premium was recognized as a reduction to Interest Expense.

NOTE 8 — LONG-TERM BORROWINGS

The following table presents outstanding long-term borrowings, net of FSA.

Long-term Borrowings (dollars in millions)

	December 31, 2012			December 31, 2011
	CIT Group Inc.	Subsidiaries	Total	Total
Unsecured(1)
Series C Notes (other)	$5,250.0	$–	$5,250.0	$–
Senior unsecured	6,500.0	–	6,500.0	–
Other debt	72.6	1.4	74.0	–
Total Unsecured Debt	$11,822.6	$1.4	$11,824.0	–
Secured
Secured borrowings	$–	$10,137.8	$10,137.8	$10,427.6
Series A 7% Notes	–	–	–	5,834.8
Series C 7% Notes (exchanged)	–	–	–	7,959.2
Series C Notes (other)	–	–	–	2,000.0
Other debt	–	–	–	86.1
Total Secured Debt	–	10,137.8	10,137.8	26,307.7
Total Long-term Borrowings	$11,822.6	$10,139.2	$21,961.8	$26,307.7

(1)	The previously secured Revolving Credit Facility, Series C Notes and Other Debt became unsecured upon full redemption of Series A Notes on March 9, 2012.

CIT ANNUAL REPORT 2012    117

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Upon emergence from bankruptcy in December 2009, all components of long-term borrowings were fair valued in FSA. The fair value adjustment is amortized as a cost adjustment over the remaining term of the respective debt and is reflected in Interest Expense. The following table summarizes contractual maturities of total long-term borrowings outstanding excluding issue discounts and FSA adjustments as of December 31, 2012:

Contractual Maturities – Long-term Borrowings (dollars in millions)

	2013	2014	2015	2016	2017	Thereafter	Contractual Maturities
Secured borrowings(1)	$1,424.7	$1,500.4	$1,043.4	$865.8	$673.5	$4,964.3	$10,472.1
Series C Notes (other)	–	1,300.0	1,500.0	–	–	2,450.0	5,250.0
Senior unsecured	–	–	–	–	3,000.0	3,500.0	6,500.0
Other debt(1)	1.2	0.2	–	–	–	111.9	113.3
Total	$1,425.9	$2,800.6	$2,543.4	$865.8	$3,673.5	$11,026.2	$22,335.4

(1)	The presented balances are contractual and do not reflect the impact of FSA. Upon emergence from bankruptcy in December 2009, all components of long-term borrowings were fair valued in FSA. The fair value adjustment is amortized as a cost adjustment over the remaining term of the respective debt and is reflected in Interest Expense.

Unsecured

As a result of redeeming the remaining Series A Notes during the 2012 first quarter, the Revolving Credit Facility and all of our Series C Notes became unsecured.

Revolving Credit Facility

On August 25, 2011, CIT and certain of its subsidiaries entered into a Revolving Credit and Guaranty Agreement, (the “Revolving Credit Facility”). The total commitment amount under the Revolving Credit Facility is $2 billion, consisting of a $1.65 billion revolving loan tranche and a $350 million revolving loan tranche that can also be utilized for issuance of letters of credit. The Revolving Credit Facility matures on August 14, 2015 and accrues interest at a per annum rate of LIBOR plus a margin of 2.00% to 2.75% (with no floor) or Base Rate plus a margin of 1.00% to 1.75% (with no floor). The applicable margin is determined by reference to the long-term senior unsecured, non-credit enhanced debt rating of the Company by S&P and Moody’s effective at relevant times during the life of the Revolving Credit Facility. The applicable margin for LIBOR loans is 2.50% and the applicable margin for Base Rate loans is 1.50% at December 31, 2012.

The Revolving Credit Facility may be drawn and repaid from time to time at the option of CIT. The amount available to draw upon at December 31, 2012 was approximately $1.9 billion. The unutilized portion of any commitment under the Revolving Credit Facility may be reduced permanently or terminated by CIT at any time without penalty.

Once the Company redeemed all the remaining Series A Notes during the 2012 first quarter, all the collateral and subsidiary guarantees under the Revolving Credit Facility were released, except for subsidiary guarantees from eight of the Company’s domestic operating subsidiaries (“Continuing Guarantors”). Once the Revolving Credit Facility became unsecured, the collateral coverage covenant was replaced by an asset coverage covenant (based on the book value of eligible assets of the Continuing Guarantors) of 2.0x the sum of: (i) the committed facility size and (ii) all outstanding indebtedness (including, without duplication, guarantees of such indebtedness) for borrowed money (excluding subordinated intercompany indebtedness) of the Continuing Guarantors, tested monthly and upon certain dispositions or encumbrances of eligible assets of the Continuing Guarantors.

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

Senior Unsecured Notes

In March 2012, CIT filed a “shelf” registration statement. The following table presents issuances of Senior Unsecured Notes:

Senior Unsecured Notes (dollars in millions)

Date of Issuance	Rate (%)	Maturity	Par Value
March 2012	5.250%	March 2018	$1,500.0
May 2012	5.000%	May 2017	1,250.0
May 2012	5.375%	May 2020	750.0
August 2012	4.250%	August 2017	1,750.0
August 2012	5.000%	August 2022	1,250.0
Weighted Average and Total	4.90%		$6,500.0

The proceeds of these transactions were used in conjunction with available cash, to redeem the 7% Series C Notes in 2012. These senior unsecured notes rank equal in right of payment with the Series C Notes and the Revolving Credit Facility.

Item 8:  Financial Statements and Supplementary Data

118    CIT ANNUAL REPORT 2012

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series C Notes

The following table presents issuances of Series C Unsecured Notes:

Series C Notes (dollars in millions)

Date of Issuance	Rate (%)	Maturity	Par Value
March 2011	5.250%	March 2014	$1,300.0
March 2011	6.625%	March 2018	700.0
February 2012	4.750%	February 2015	1,500.0
February 2012	5.500%	February 2019	1,750.0
Weighted Average and Total	5.37%		$5,250.0

The proceeds of the 2012 transaction were used, in conjunction with available cash, to redeem the remaining Series A Notes in March 2012.

The Indentures for the Series C Notes limit the Company’s ability to create liens, merge or consolidate, or sell, transfer, lease or dispose of all or substantially all of its assets. Upon a Change of Control Triggering Event as defined in the Series C Indentures, holders of the Series C Notes will have the right to require the Company, as applicable, to repurchase all or a portion of the Series C Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest to the date of such repurchase.

Secured

Secured Borrowings

At December 31, 2012, the secured borrowings had a weighted average interest rate of 2.32%, which ranged from 0.32% to 8.60% with maturities ranging from 2013 through 2043. Set forth below are borrowings and pledged assets primarily owned by consolidated variable interest entities. Creditors of these entities received ownership and/or security interests in the assets. These entities are intended to be bankruptcy remote so that such assets are not available to creditors of CIT or any affiliates of CIT until and unless the related secured borrowings have been fully discharged. These transactions do not meet accounting requirements for sales treatment and are recorded as secured borrowings. Except as otherwise noted, pledged assets listed in the following table as of December 31, 2011 were not included in the collateral available to lenders under the Revolving Credit Facility or the Series A or C Notes. At December 31, 2012, the Revolving Credit Facility and Series C Notes were unsecured and there were no Series A Notes outstanding.

Secured Borrowings and Pledged Assets Summary (dollars in millions)

	December 31, 2012		December 31, 2011(3)
	Secured Borrowing	Pledged Assets	Secured Borrowing	Pledged Assets
Education trusts and conduits (student loans)	$2,692.0	$2,757.6	$3,445.8	$3,772.4
GSI Facilities borrowings(1)	1,167.3	1,430.7	1,257.7	2,174.8
Trade Finance	350.8	1,523.6	483.1	1,405.6
Corporate Finance (SBL)	238.1	283.3	250.4	300.2
Corporate finance – Commercial Loans	467.4	491.8	467.4	486.5
Equipment Secured Facilities – U.S. Vendor	574.6	765.4	823.9	1,069.3
Equipment Secured Facilities – International Vendor	1,028.4	1,182.9	392.1	559.4
Subtotal – Finance Receivables	6,518.6	8,435.3	7,120.4	9,768.2
Transportation Finance – Aircraft(2)	2,131.4	2,891.3	1,861.0	2,425.5
Transportation Finance – Rail	312.9	281.8	195.1	194.1
GSI Facilities borrowings (Aircraft and Rail)(1)	1,092.8	2,061.0	1,151.4	2,084.0
Subtotal – Equipment under operating leases	3,537.1	5,234.1	3,207.5	4,703.6
FHLB borrowings (Consumer)	31.7	32.9	50.7	92.5
CIT Group Holdings	50.4	50.4	49.0	49.0
Subtotal – Others	82.1	83.3	99.7	141.5
Total	$10,137.8	$13,752.7	$10,427.6	$14,613.3

(1)	At December 31, 2012, GSI Facilities borrowings were secured by $1.0 billion of student loans, $313.5 million of corporate loans, $102.0 million of small business lending loans, and $1.2 billion and $903.3 million of aircraft and railcar assets, respectively, on operating leases. The GSI Facilities are described in Note 9 — Derivative Financial Instruments.

(2)	Secured financing facilities for the purchase of aircraft.

(3)	Pledged Assets as of December 31, 2011 has been conformed to current presentation, which includes restricted cash and investments.

CIT ANNUAL REPORT 2012    119

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series A 7% Notes and Series C 7% Notes

During 2012, CIT redeemed the remaining $6.5 billion of Series A 7% Notes and redeemed or repurchased the $8.76 billion of Series C 7% Notes. These actions resulted in the acceleration of $1.3 billion of FSA discount accretion that was recorded as additional interest expense and also resulted in a loss on debt extinguishments of $61 million.

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

NOTE 9 — DERIVATIVE FINANCIAL INSTRUMENTS

As part of managing economic risk and exposure to interest rate and foreign currency risk, the Company enters into derivative transactions in over-the-counter markets with other financial institutions. The Company does not enter into derivative financial instruments for speculative purposes.

See Note 1 — Business and Summary of Significant Accounting Policies for further description of its derivative transaction policies.

The following table presents fair values and notional values of derivative financial instruments:

Fair and Notional Values of Derivative Financial Instruments(1) (dollars in millions)

	December 31, 2012			December 31, 2011
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Qualifying Hedges
Cross currency swaps – net investment hedges	$151.2	$–	$(6.1)	$406.2	$1.0	$(3.3)
Foreign currency forward contracts – cash flow hedges	10.6	–	(0.9)	146.7	6.9	(0.2)
Foreign currency forward contracts – net investment hedges	1,192.6	1.9	(31.5)	1,387.0	31.0	(11.4)
Total Qualifying Hedges	$1,354.4	$1.9	$(38.5)	$1,939.9	$38.9	$(14.9)
Non-qualifying Hedges
Cross currency swaps	$551.5	$1.7	$(11.0)	$668.5	$6.1	$(4.5)
Interest rate swaps(2)	809.6	0.6	(39.3)	848.4	0.9	(42.0)
Written options	251.4	–	(0.1)	114.1	–	(0.1)
Purchased options	502.7	0.3	–	913.3	1.0	–
Foreign currency forward contracts	1,828.2	5.7	(25.7)	2,662.9	34.4	(19.6)
TRS	106.6	–	(5.8)	70.1	–	–
Equity Warrants	1.0	0.1	–	1.0	0.4	–
Total Non-qualifying Hedges	$4,051.0	$8.4	$(81.9)	$5,278.3	$42.8	$(66.2)

(1)	Presented on a gross basis

(2)	Non-qualifying hedges notional amount includes $23.5 million forward-starting customer interest rate swaps, which become effective on September 30, 2013.

Item 8:  Financial Statements and Supplementary Data

120    CIT ANNUAL REPORT 2012

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total Return Swaps (“TRS”)

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

The aggregate “notional amounts” of the total return swaps of $106.6 million at December 31, 2012 and $70.1 million at December 31, 2011 represent the aggregate unused portions under the CFL and BV facilities and constitute derivative financial instruments. These notional amounts are calculated as the maximum aggregate facility commitment amounts, currently $2,125.0 million, less the aggregate actual adjusted qualifying borrowing base outstanding of $2,018.4 million at December 31, 2012 and $2,054.9 million at December 31, 2011 under the CFL and BV facilities. The notional amounts of the derivatives will increase as the adjusted qualifying borrowing base decreases due to repayment of the underlying asset-backed securities (ABS) to investors. If CIT funds additional ABS under the CFL or BV facilities, the aggregate adjusted qualifying borrowing base of the total return swaps will increase and the notional amount of the derivatives will decrease accordingly.

Valuation of the derivatives related to the GSI facilities is based on several factors using a discounted cash flow (DCF) methodology, including:

-	CIT’s funding costs for similar financings based on current market conditions;

-	Forecasted usage of the long-dated CFL and BV facilities through the final maturity date in 2028; and

-	Forecasted amortization, including prepayment assumptions, due to principal payments on the underlying ABS, which impacts the amount of the unutilized portion.

Based on the Company’s valuation, a liability of $5.8 million was recorded at December 31, 2012.

The following table presents the impact of derivatives on the statements of operations:

Derivative Instrument Gains and Losses (dollars in millions)

		Years Ended December 31,
Derivative Instruments	Gain / (Loss) Recognized	2012	2011	2010
Qualifying Hedges
Foreign currency forward contracts – cash flow hedges	Other income	$1.1	$(0.9)	$8.1
Non-Qualifying Hedges
Cross currency swaps	Other income	$(10.5)	$29.2	$(8.1)
Interest rate swaps	Other income	0.5	(15.5)	(48.2)
Foreign currency forward contracts	Other income	(23.7)	30.0	41.4
Equity warrants	Other income	(0.3)	(0.8)	5.8
Total Return Swap (TRS)	Other income	(5.8)	–	–
Total Non-qualifying Hedges		$(39.8)	$42.9	$(9.1)
Total derivatives-income statement impact		$(38.7)	$42.0	$(1.0)

CIT ANNUAL REPORT 2012    121

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in AOCI relating to derivatives:

Changes in AOCI Relating to Derivatives (dollars in millions)

Contract Type	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly to income	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Year Ended December 31, 2012
Cross currency swaps – net investment hedges	$–	$–	$–	$(12.9)	$(12.9)
Foreign currency forward contracts – cash flow hedges	1.1	–	1.1	1.7	0.6
Foreign currency forward contracts – net investment hedges	–	–	–	(55.4)	(55.4)
Total	$1.1	–	$1.1	$(66.6)	$(67.7)
Year Ended December 31, 2011
Cross currency swaps – net investment hedges	$–	$–	$–	$9.0	$9.0
Foreign currency forward contracts – cash flow hedges	(0.9)	–	(0.9)	0.1	1.0
Foreign currency forward contracts – net investment hedges	–	–	–	36.0	36.0
Total	$(0.9)	$–	$(0.9)	$45.1	$46.0
Year Ended December 31, 2010
Cross currency swaps – net investment hedges	$–	$–	$–	$(9.8)	$(9.8)
Foreign currency forward contracts – cash flow hedges	8.1	–	8.1	6.4	(1.7)
Foreign currency forward contracts – net investment hedges	–	–	–	(65.4)	(65.4)
Total	$8.1	$–	$8.1	$(68.8)	$(76.9)

Estimated amount of net losses on cash flow hedges recorded in AOCI at December 31, 2012 expected to be recognized in income over the next 12 months is $0.1 million.

NOTE 10 — OTHER LIABILITIES

The following table presents components of other liabilities:

Other Liabilities (dollars in millions)

	December 31, 2012	December 31, 2011
Equipment maintenance reserves	$850.0	$690.6
Accrued expenses	440.3	491.7
Accrued interest payable	236.9	189.9
Security and other deposits	231.6	199.8
Valuation adjustment relating to aerospace commitments(1)	188.1	252.8
Current taxes payable and deferred taxes	185.5	38.7
Accounts payable	129.9	161.8
Other(2)	425.5	558.9
Total other liabilities	$2,687.8	$2,584.2

(1)	In conjunction with FSA, a liability was recorded to reflect the current fair value of aircraft purchase commitments outstanding at the time. When the aircraft are purchased, the cost basis of the assets is reduced by the associated liability.

(2)	Other liabilities consist of other taxes, property tax reserves and other miscellaneous liabilities.

Item 8:  Financial Statements and Supplementary Data

122    CIT ANNUAL REPORT 2012

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

The Company characterizes inputs in the determination of fair value according to the fair value hierarchy. The fair value of the Company’s assets and liabilities where the measurement objective specifically requires the use of fair value are set forth in the tables below:

Assets and Liabilities Measured at Fair Value on a Recurring Basis (dollars in millions)

	Total	Level 1	Level 2	Level 3
December 31, 2012
Assets
Debt Securities AFS	$767.6	$17.3	$750.3	$–
Equity Securities AFS	14.3	14.3	–	–
Trading assets at fair value – derivatives	8.4	–	8.4	–
Derivative counterparty assets at fair value	1.9	–	1.9	–
Total	$792.2	$31.6	$760.6	$–
Liabilities
Trading liabilities at fair value – derivatives	$(81.9)	$–	$(81.9)	$–
Derivative counterparty liabilities at fair value	(38.5)	–	(38.5)	–
Total	$(120.4)	$–	$(120.4)	$–
December 31, 2011
Assets
Debt Securities AFS	$937.2	$–	$937.2	$–
Equity Securities AFS	16.9	14.0	2.9	–
Trading assets at fair value – derivatives	42.8	–	42.8	–
Derivative counterparty assets at fair value	38.9	–	38.9	–
Total	$1,035.8	$14.0	$1,021.8	$–
Liabilities
Trading liabilities at fair value – derivatives	$(66.2)	$–	$(66.2)	$–
Derivative counterparty liabilities at fair value	(14.9)	–	(14.9)	–
Total	$(81.1)	$–	$(81.1)	$–

The following table presents financial instruments for which a non-recurring change in fair value has been recorded:

Assets Measured at Fair Value on a Non-recurring Basis (dollars in millions)

		Fair Value Measurements at Reporting Date Using:
	Total	Level 1	Level 2	Level 3	Total Gains and (Losses)
Assets
December 31, 2012
Assets Held for Sale	$296.7	$–	$–	$296.7	$(106.9)
Impaired loans	61.0	–	–	61.0	(40.9)
Total	$357.7	$–	$–	$357.7	$(147.8)
December 31, 2011
Assets Held for Sale	$1,830.8	$–	$–	$1,830.8	$(60.7)
Impaired loans	101.5	–	–	101.5	(33.7)
Total	$1,932.3	$–	$–	$1,932.3	$(94.4)

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

CIT ANNUAL REPORT 2012    123

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Level 3 Gains and Losses

Changes in Fair Value of Level 3 Financial Assets and Liabilities Measured on a Recurring Basis (dollars in millions)

	Total	Derivatives	Equity Securities Available for Sale
December 31, 2010	$17.6	$(0.3)	$17.9
Gains or losses realized/unrealized
Included in Other Income	5.7	0.3	5.4
Other, net	(23.3)	–	(23.3)
December 31, 2011	$–	$–	$–
Gains or losses realized/unrealized
Included in Other Income(1)	$5.8	$5.8	$–
Other, net	–	–	–
December 31, 2012	$5.8	$5.8	$–

(1)	Valuation of the derivatives related to the GSI facilities

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying and estimated fair values of financial instruments presented below exclude leases and certain other assets and liabilities, which are not required for disclosure. Assumptions used in valuing financial instruments at December 31, 2012 are disclosed below.

Financial Instruments (dollars in millions)

	December 31, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Trading assets at fair value – derivatives	$8.4	$8.4	$42.8	$42.8
Derivative counterparty assets at fair value	1.9	1.9	38.9	38.9
Assets held for sale (excluding leases)	58.3	61.9	1,871.8	2,024.3
Loans (excluding leases)	15,685.0	15,919.9	14,927.4	15,153.9
Investment Securities	1,065.5	1,068.3	1,250.6	1,252.7
Other assets subject to fair value disclosure and unsecured counterparty receivables(1)	1,084.0	1,084.0	1,299.8	1,299.8
Liabilities
Deposits(2)	$(9,721.8)	$(9,931.8)	$(6,227.5)	$(6,283.8)
Trading liabilities at fair value – derivatives	(81.9)	(81.9)	(66.2)	(66.2)
Derivative counterparty liabilities at fair value	(38.5)	(38.5)	(14.9)	(14.9)
Long-term borrowings(2)	(22,161.4)	(23,180.8)	(26,444.2)	(27,840.1)
Other liabilities subject to fair value disclosure(3)	(1,953.1)	(1,953.1)	(1,999.9)	(1,999.9)

(1)	Other assets subject to fair value disclosure primarily include accrued interest receivable and miscellaneous receivables. These assets have carrying values that approximate fair value generally due to the short-term nature and are classified as Level 3. The unsecured counterparty receivables primarily consist of amounts owed to CIT from GSI for debt discount, return of collateral posted to GSI and settlements resulting from market value changes to asset-backed securities underlying the GSI Facilities.

(2)	Deposits and long-term borrowings include accrued interest, which is included in “Other liabilities” in the Balance Sheet.

(3)	Other liabilities subject to fair value disclosure include accounts payable, accrued liabilities, customer security and maintenance deposits and miscellaneous liabilities. The fair value of these approximates carrying value and are classified as Level 3.

Item 8:  Financial Statements and Supplementary Data

124    CIT ANNUAL REPORT 2012

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumptions used in 2012 to value financial instruments are set forth below:

Derivatives – The estimated fair values of derivatives were calculated internally using observable market data and represent the net amount receivable or payable to terminate, taking into account current market rates, which represent Level 2 inputs. See Note 9 — Derivative Financial Instruments for notional principal amounts and fair values.

Investment Securities – Debt and equity securities classified as AFS are carried at fair value, as determined either by Level 1 or Level 2 inputs. Debt securities classified as AFS included investments in U.S. Treasury and federal government agency securities and were valued using Level 2 inputs, primarily quoted prices for similar securities. Certain equity securities classified as AFS were valued using Level 1 inputs, primarily quoted prices in active markets, while other equity securities used Level 2 inputs, due to being less frequently traded or having limited quoted market prices. Debt securities classified as HTM are securities that the Company has both the ability and the intent to hold until maturity and are carried at amortized cost and periodically assessed for OTTI, with the cost basis reduced when impairment is deemed to be other-than-temporary. Non marketable equity investments are generally recorded under the cost or equity method of accounting and are periodically assessed for OTTI, with the net asset values reduced when impairment is deemed to be other-than-temporary. For investments in limited equity partnership interests, we use the net asset value provided by the fund manager as an appropriate measure of fair value.

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

Loans – Since there is no liquid secondary market for most loans in the Company’s portfolio, the fair value is estimated based on discounted cash flow analyses, which are considered Level 3 inputs. In addition to the characteristics of the underlying contracts, key inputs to the analysis include interest rates, prepayment rates, and credit spreads. For the commercial loan portfolio, the market based credit spread inputs are derived from instruments with comparable credit risk characteristics obtained from independent third party vendors. For the consumer loan portfolio, the discount spread is derived based on the company’s estimate of a market participant’s required return on equity that incorporates credit loss estimates based on expected and current default rates. As these Level 3 unobservable inputs are specific to individual loans / collateral types, management does not believe that sensitivity analysis of individual inputs is meaningful, but rather that sensitivity is more meaningfully assessed through the evaluation of aggregate carrying values of the loans. The fair value of loans at December 31, 2012 was $15.9 billion, which is 101.5% of carrying value. The fair value of the commercial loans portfolio was $11.9 billion, 99.5% of carrying value, and the fair value of the consumer portfolio was $4.0 billion, 107.8% of carrying value.

Impaired Loans – The value of impaired loans is estimated using the fair value of collateral (on an orderly liquidation basis) if the loan is collateralized, or the present value of expected cash flows utilizing the current market rate for such loan. As these Level 3 unobservable inputs are specific to individual loans / collateral types, management does not believe that sensitivity analysis of individual inputs is meaningful, but rather that sensitivity is more meaningfully assessed through the evaluation of aggregate carrying values of impaired loans relative to contractual amounts owed (unpaid principal balance or “UPB”) from customers. As of December 31, 2012, the UPB related to impaired loans, including loans for which the Company is applying the income recognition and disclosure guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality), totaled $764.6 million. Including related allowances, these loans are carried at $455.1 million, or 60% of UPB. Of these amounts, $359.1 million and $253.5 million of UPB and carrying value relate to loans with no specific allowance. The difference between UPB and carrying value reflects cumulative charge-offs on accounts remaining in process of collection, FSA discounts and allowances. See Note 2 — Loans for more information.

Deposits – The fair value of deposits was estimated based upon a present value discounted cash flow analysis. Discount rates used in the present value calculation are based on the Company’s average current deposit rates for similar terms, which are Level 3 inputs.

Long-term borrowings – Unsecured borrowings of approximately $11.9 billion par value at December 31, 2012, were valued based on quoted market prices, which are Level 1 inputs. Approximately $6.7 billion par value of the secured borrowings at December 31, 2012 utilized market inputs to estimate fair value, which are Level 2 inputs. Where market estimates were not available for approximately $3.8 billion par value at December 31, 2012, values were estimated using a discounted cash flow analysis with a discount rate approximating current market rates for issuances by CIT of similar term debt, which are Level 3 inputs.

CIT ANNUAL REPORT 2012    125

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — STOCKHOLDERS’ EQUITY

A roll forward of common stock activity is presented in the following table.

Number of Shares of Common Stock

	Issued	Less Treasury	Outstanding
Common Stock – December 31, 2010	200,690,938	(227,741)	200,463,197
Restricted/performance shares issued	272,578	–	272,578
Shares held to cover taxes on vesting restricted shares and other	–	(92,697)	(92,697)
Employee stock purchase plan participation	17,236	–	17,236
Common Stock – December 31, 2011	200,980,752	(320,438)	200,660,314
Restricted/performance shares issued	272,702	–	272,702
Shares held to cover taxes on vesting restricted shares and other	–	(93,823)	(93,823)
Employee stock purchase plan participation	29,609	–	29,609
Common Stock – December 31, 2012	201,283,063	(414,261)	200,868,802

Accumulated Other Comprehensive Income/(Loss)

Total comprehensive loss was $587.4 million for the year ended December 31, 2012, versus comprehensive loss of $66.7 million in the prior year, including accumulated other comprehensive loss of $77.7 million and $82.6 million at December 2012 and 2011, respectively. The following table details the components of Accumulated Other Comprehensive Loss, net of tax:

Components of Accumulated Other Comprehensive Income (Loss) (dollars in millions)

	December 31, 2012			December 31, 2011
	Gross Unrealized	Income Taxes	Net Unrealized	Gross Unrealized	Income Taxes	Net Unrealized
Changes in benefit plan net gain/(loss) and prior service (cost)/credit	$(43.5)	$0.4	$(43.1)	$(54.8)	$–	$(54.8)
Foreign currency translation adjustments	(36.6)	–	(36.6)	(28.2)	–	(28.2)
Changes in fair values of derivatives qualifying as cash flow hedges	(0.1)	–	(0.1)	(0.7)	–	(0.7)
Unrealized net gains (losses) on available for sale securities	3.5	(1.4)	2.1	1.5	(0.4)	1.1
Total accumulated other comprehensive loss	$(76.7)	$(1.0)	$(77.7)	$(82.2)	$(0.4)	$(82.6)

The change in benefit plan net gain/(loss) and prior service (cost)/credit was primarily driven by the October 16, 2012 decision of the Board of Directors of the Company to freeze participation and eliminate future compensation credits in the pension plans, which resulted in a plan re-measurement for each plan. The plan obligations were re-measured at October 1, 2012 using a discount rate of 3.75% which is a 75 basis point reduction from 4.5% at December 31, 2011.

The change in foreign currency translation adjustments balance during 2012 primarily reflects the change in fair value of the derivatives, offset by foreign currency movements against the U.S. dollar and realized cumulative currency translation adjustments related to the liquidation of foreign subsidiaries.

Other Comprehensive Income/(Loss)

The amounts included in the Statement of Comprehensive Income (Loss) are net of income taxes. The income taxes associated with changes in benefit plans net gain/(loss) and prior service (cost)/credit totaled $0.2 million for 2012 and was not significant in 2011 or 2010. The income taxes associated with changes in fair values of derivatives qualifying as cash flow hedges were not significant for 2012, 2011 and 2010. The change in income taxes associated with net unrealized gains on available for sale securities totaled $1.0 million for 2012 and 2011 and was not significant in 2010.

The changes in benefit plans net gain/(loss) and prior service (cost)/credit reclassification adjustments impacting net income was $1.8 million for 2012. These amounts were insignificant in 2011 and 2010. There were no reclassifications through income for 2012, 2011 or 2010 for interest expense on interest rate swaps designated as cash flow hedges. The reclassification adjustments for unrealized gains (losses) on investments recognized through income were not significant for 2012, 2011 and 2010.

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

Item 8:  Financial Statements and Supplementary Data

126    CIT ANNUAL REPORT 2012

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The calculation of the Company’s regulatory capital ratios are subject to review and consultation with the Federal Reserve Bank, which may result in refinements to amounts reported at December 31, 2012.

Tier 1 Capital and Total Capital Components (dollars in millions)

	CIT				CIT Bank
Tier 1 Capital	December 31, 2012		December 31, 2011		December 31, 2012	December 31, 2011
Total stockholders’ equity	$8,334.8		$8,883.6		$2,437.2	$2,116.6
Effect of certain items in accumulated other comprehensive loss excluded from Tier 1 Capital	41.1		54.3		(0.4)	(0.3)
Adjusted total equity	8,375.9		8,937.9		2,436.8	2,116.3
Less: Goodwill(1)	(345.9)		(353.2)		–	–
Disallowed intangible assets(1)	(32.7)		(63.6)		–	–
Investment in certain subsidiaries	(34.4)		(36.6)		–	–
Other Tier 1 components(2)	(68.0)		(58.6)		(14.3)	(91.5)
Tier 1 Capital	7,894.9		8,425.9		2,422.5	2,024.8
Tier 2 Capital
Qualifying allowance for credit losses and other reserves(3)	402.6		429.9		141.2	52.7
Less: Investment in certain subsidiaries	(34.4)		(36.6)		–	–
Other Tier 2 components(4)	0.5		–		0.3	0.2
Total qualifying capital	$8,263.6		$8,819.2		$2,564.0	$2,077.7
Risk-weighted assets	$48,580.1		$44,824.1		$11,289.1	$5,545.9
Total Capital (to risk-weighted assets):
Actual	17.0%		19.7%		22.7%	37.5%
Required Ratio for Capital Adequacy Purposes	13.0	%(5)	13.0	%(5)	8.0%	8.0%
Tier 1 Capital (to risk-weighted assets):
Actual	16.3%		18.8%		21.5%	36.5%
Required Ratio for Capital Adequacy Purposes	4.0%		4.0%		4.0%	4.0%
Tier 1 Leverage Ratio:
Actual	18.3%		18.8%		20.2%	24.7%
Required Ratio for Capital Adequacy Purposes	4.0%		4.0%		4.0%	4.0%

(1)	Goodwill and disallowed intangible assets adjustments also reflect the portion included within assets held for sale.

(2)	Includes the portion of net deferred tax assets that does not qualify for inclusion in Tier 1 capital based on the capital guidelines, the Tier 1 capital charge for nonfinancial equity investments and the Tier 1 capital deduction for net unrealized losses on available-for-sale marketable securities (net of tax).

(3)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit, and deferred purchase agreements, all of which are recorded in Other Liabilities.

(4)	Banking organizations are permitted to include in Tier 2 Capital up to 45% of net unrealized pretax gains on available-for-sale equity securities with readily determinable fair values.

(5)	The Company committed to maintaining the capital ratios above regulatory minimum levels.

CIT ANNUAL REPORT 2012    127

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — EARNINGS PER SHARE

The reconciliation of the numerator and denominator of basic EPS with that of diluted EPS is presented below:

Earnings Per Share (dollars in millions, except per share amount; shares in thousands)

	Years Ended December 31,
	2012	2011	2010
Earnings / (Loss)		Revised	Revised
Net income (loss)	$(592.3)	$14.8	$521.3
Weighted Average Common Shares Outstanding
Basic shares outstanding	200,887	200,678	200,201
Stock-based awards(1)	–	137	374
Diluted shares outstanding	200,887	200,815	200,575
Basic Earnings Per common share data
Income (loss) per common share	$(2.95)	$0.07	$2.60
Diluted Earnings Per common share data
Income (loss) per common share	$(2.95)	$0.07	$2.60

(1)	Represents the incremental shares from in-the-money non-qualified restricted stock awards and stock options. Weighted average options and restricted shares that were out-of-the money were excluded from diluted earnings per share and totaled 1.5 million, 0.9 million, and 0.3 million, for the December 31, 2012, 2011 and 2010 periods, respectively. Additionally, in 2012 there were approximately 0.1 million performance shares that were out of the money and also excluded from diluted earnings per share.

NOTE 15 — NON-INTEREST INCOME

The following table sets forth the components of non-interest income:

Non-interest Income (dollars in millions)

	Years Ended December 31,
	2012	2011	2010
Rental income on operating leases	$1,784.6	$1,667.5	$1,648.4
Other Income:
Factoring commissions	126.5	132.5	145.0
Gains on sales of leasing equipment	117.6	148.4	156.3
Fee revenues	86.1	97.5	124.0
Gains on loan and portfolio sales	192.3	305.9	267.2
Counterparty receivable accretion	96.1	109.9	93.9
Recoveries of loans charged off pre-emergence and loans charged off prior to transfer to held for sale	55.0	124.1	278.8
Gain on investment sales	40.2	45.7	18.9
Losses on derivatives and foreign currency exchange	(5.7)	(5.2)	(60.4)
Impairment on assets held for sale	(115.6)	(113.1)	(25.9)
Other revenues	60.6	107.1	7.1
Total other income	653.1	952.8	1,004.9
Total non-interest income	$2,437.7	$2,620.3	$2,653.3

Item 8:  Financial Statements and Supplementary Data

128    CIT ANNUAL REPORT 2012

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — OTHER EXPENSES

Other Expenses (dollars in millions)

	Years Ended December 31,
	2012	2011	2010
Depreciation on operating lease equipment	$533.2	$575.1	$675.8
Operating expenses:
Compensation and benefits	538.7	494.8	570.7
Technology	81.6	75.3	75.1
Professional fees	64.8	120.9	114.8
Advertising and marketing	36.5	10.5	4.6
Net occupancy expense	36.2	39.4	48.9
Provision for severance and facilities exiting activities	22.7	13.1	52.2
Other expenses	137.7	142.6	158.8
Total operating expenses	918.2	896.6	1,025.1
Loss on debt extinguishments	61.2	134.8	–
Total other expenses	$1,512.6	$1,606.5	$1,700.9

NOTE 17 — INCOME TAXES

The following table presents the U.S. and non-U.S. components of income (loss) before provision for income taxes:

Income (Loss) Before Provision for Income Taxes (dollars in millions)

	Years Ended December 31,
	2012	2011	2010
U.S.	$(1,043.7)	$(660.5)	$(399.6)
Non-U.S.	588.9	838.9	1,171.0
Income (loss) before provision for income taxes	$(454.8)	$178.4	$771.4

The provision/(benefit) for income taxes is comprised of the following:

Provision (Benefit) for Income Taxes (dollars in millions)

	Years Ended December 31,
	2012	2011	2010
Current federal income tax provision (benefit)	$1.5	$1.1	$(8.6)
Deferred federal income tax provision	9.5	18.6	91.2
Total federal income tax provision	11.0	19.7	82.6
Current state and local income tax provision	16.1	10.8	8.1
Deferred state and local income tax provision (benefit)	(2.1)	1.0	(6.7)
Total state and local income tax provision	14.0	11.8	1.4
Total foreign income tax provision	108.8	127.1	161.7
Total provision for income taxes	$133.8	$158.6	$245.7

CIT ANNUAL REPORT 2012    129

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation from the U.S. Federal statutory rate to the Company’s actual effective income tax rate is as follows:

Percentage of Pretax Income Years Ended December 31 (dollars in millions)

	Effective Tax Rate
	2012			2011			2010
	Pretax (loss)	Income tax (benefit)	Percent of pretax income (loss)	Pretax income	Income tax expense	Percent of pretax income (loss)	Pretax income	Income tax expense	Percent of pretax income (loss)
Federal income tax rate	$(454.8)	$(159.1)	35.0%	$178.4	$62.4	35.0%	$771.4	$270.0	35.0%
Increase (decrease) due to:
State and local income taxes, net of federal income tax benefit		14.0	(3.1)		11.8	6.6		1.4	0.2
Lower tax rates applicable to non-U.S. earnings		(140.9)	31.0		(177.4)	(99.5)		(162.5)	(21.1)
Foreign income subject to U.S. tax		305.1	(67.1)		306.9	172.1		133.8	17.3
Unrecognized tax benefits		(227.8)	50.1		101.3	56.8		141.9	18.4
Deferred income taxes on foreign unremitted earnings		112.0	(24.6)		86.3	48.4		(73.4)	(9.5)
Valuation allowances		247.2	(54.4)		(201.8)	(113.2)		39.9	5.2
International tax settlements		–	–		–	–		(51.4)	(6.7)
Other		(16.7)	3.7		(30.9)	(17.2)		(54.0)	(7.0)
Total Effective Tax Rate		$133.8	(29.4)%		$158.6	89.0%		$245.7	31.8%

The tax effects of temporary differences that give rise to deferred income tax assets and liabilities are presented below:

Components of Deferred Income Tax Assets and Liabilities (dollars in millions)

	December 31,
	2012	2011
Deferred Tax Assets:
Net operating loss (NOL) carry forwards	$2,552.9	$2,097.8
Loans and direct financing leases	232.7	267.3
Provision for credit losses	153.4	146.5
Accrued liabilities and reserves	116.8	137.9
FSA adjustments – aircraft and rail contracts	73.6	103.4
Unrealized losses on derivatives and investments	22.8	212.2
Alternative minimum tax credits	13.6	16.9
FSA adjustments – receivables	4.9	26.5
Other	134.9	142.4
Total gross deferred tax assets	3,305.6	3,150.9
Deferred Tax Liabilities:
Operating leases	(1,317.6)	(1,064.3)
Foreign unremitted earnings	(198.4)	(85.1)
Debt	(115.7)	(752.3)
Goodwill and intangibles	(32.8)	(31.5)
Other	(152.8)	(154.8)
Total deferred tax liabilities	(1,817.3)	(2,088.0)
Total net deferred tax asset before valuation allowances	1,488.3	1,062.9
Less: Valuation allowances	(1,578.9)	(1,115.1)
Net deferred tax liability after valuation allowances	$(90.6)	$(52.2)

Item 8:  Financial Statements and Supplementary Data

130    CIT ANNUAL REPORT 2012

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2009 Bankruptcy

As previously discussed, CIT filed prepackaged voluntary petitions for bankruptcy for relief under the U.S. bankruptcy Code on November 1, 2009 and emerged from bankruptcy on December 10, 2009. As a consequence of the bankruptcy, CIT realized cancellation of indebtedness income (“CODI”). The Internal Revenue Service Code generally requires CODI to be recognized and included in taxable income. However, if CODI is realized pursuant to a confirmed plan of reorganization, then CODI is not recognized in taxable income but instead reduces certain favorable tax attributes. CIT tax attribute reductions included a reduction to the Company’s federal net operating loss carry-forwards (“NOLs”) of approximately $5.1 billion and the tax bases in its assets of $2.6 billion. In 2009, the Company established a deferred tax liability of $3.1 billion to account for the future tax effects of the CODI adjustments. This deferred tax liability was applied as a reduction to our NOLs and the tax carrying value of certain assets at the beginning of 2010.

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

Net Operating Loss Carry-forwards

As of December 31, 2012, CIT has deferred tax assets totaling $2.6 billion on its global NOLs. This includes a deferred tax asset of: (1) $1.7 billion relating to its cumulative U.S. Federal NOLs of $4.9 billion, after the CODI reduction described in the paragraph above; (2) $459 million relating to cumulative state NOLs of $9.3 billion, and (3) $364 million relating to cumulative foreign NOLs of $2.6 billion.

Of the $4.9 billion U.S. Federal NOLs, approximately $2.3 billion relates to the pre-emergence period which is subject to the Sec. 382 limitation discussed above. The increase in the U.S. Federal NOLs from the prior year balance of $4.0 billion is primarily attributable to the favorable resolution on uncertain tax positions mentioned in the discussion of Liabilities for Unrecognized Tax Benefits below and ongoing audit adjustments related to prior years. The U.S. Federal NOL’s will expire beginning in 2027 through 2032. $35.0 million of state NOLs will expire in 2013, and the foreign NOLs will expire over various periods, with an insignificant amount expiring in 2013.

The Company could have a legal obligation to Tyco International if it is determined that certain NOLs that originated prior to CIT’s spin-off from Tyco in 2002 survived the attribute reduction discussed above and the Company obtained cash tax benefits thereon. See Note 20 — Contingencies.

As a result of continuing operating losses by certain domestic and foreign reporting entities, the Company has concluded that it does not currently meet the criteria to recognize net deferred tax assets, inclusive of the deferred tax assets related to NOLs in these entities. Accordingly, the Company maintains valuation allowances of $1.6 billion and $1.1 billion against their net deferred tax assets at December 31, 2012 and 2011, respectively. Of the $1.6 billion valuation allowance, approximately $1.4 billion relates to domestic reporting entities and $187 million relates to the foreign reporting entities. Certain foreign reporting entities with NOLs have recently generated profits, however, the Company continues to record a full valuation allowance on these entities’ net deferred tax assets due to their history of losses. A sustained period of profitability in these foreign entities is required before the Company would change their judgment regarding the need for valuation allowances against the net deferred tax assets. The Company utilizes a rolling three years of actual earnings as the primary measure of assessing a need for or possible release of valuation allowances, adjusted for any non-recurring items. Continued improvement in operating results, however, could lead to reversal of some of the foreign reporting entities’ valuation allowances.

Indefinite Reinvestment Assertion

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

In the quarter-ended December 31, 2011, management decided to no longer assert its intent to indefinitely reinvest its foreign earnings, except for foreign subsidiaries in select jurisdictions. This decision was driven by events during 2011 that culminated in management’s conclusion during the fourth quarter of 2011 that Management may need to repatriate foreign earnings to address certain long-term investment and funding strategies. Some of the significant events that impacted management’s decision included the re-evaluation of the debt and capital structures of its subsidiaries, and the need to pay-down its high cost debt in the U.S. In addition, certain restrictions on the Company’s first and second lien debt were removed during the fourth quarter of 2011 upon the repayment of the remaining 2014 Series A Notes. The removal of these restrictions allowed the Company to transfer and repatriate cash to repay its high cost debt in the U.S. and recapitalize certain foreign subsidiaries. All these events contributed to management’s decision to no longer assert indefinite

CIT ANNUAL REPORT 2012    131

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reinvestment of its foreign earnings with the exception of foreign subsidiaries in select jurisdictions.

As a result of the change in assertion in 2011, the Company recorded deferred tax liabilities of $12.2 million for foreign withholding taxes and $74.1 million of domestic deferred income taxes. These amounts represent the Company’s best estimate of the tax cost associated with the potential future repatriation of undistributed earnings of its foreign subsidiaries. The $74.1 million of deferred income tax was offset by a corresponding adjustment to the domestic valuation allowance resulting in no impact to the income tax provision.

As of December 31, 2012, management continues to maintain the position with regards to its assertion. During 2012, the Company reduced its deferred tax liabilities for foreign withholding taxes by $0.7 million and recorded additional domestic deferred income taxes of $112.7 million. As of December 31, 2012, the Company has recorded $11.6 million for foreign withholding taxes and $186.8 million for domestic deferred tax liabilities which represents the Company’s best estimate of the tax cost associated with the potential future repatriation of undistributed earnings of its foreign subsidiaries. The $186.8 million of deferred income tax was offset by a corresponding adjustment to the domestic valuation allowance resulting in no impact to the income tax provision.

Liabilities for Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits (dollars in millions)

Balance at December 31, 2011	$549.2
Additions for tax positions related to current year	27.1
Additions for tax positions related to prior years	1.0
Reductions for tax positions of prior years	(255.0)
Settlements and payments	(3.6)
Expiration of statutes of limitations	(1.2)
Foreign currency revaluation	0.3
Balance at December 31, 2012	$317.8

During the year ended December 31, 2012, the Company recorded a $232.1 million income tax benefit on uncertain tax positions including interest and penalties, net of a $0.4 million increases attributable to foreign currency revaluation. The majority of the benefit related to prior years’ uncertain federal and state tax positions and was comprised of two items: (1) $146.5 million from the reduction of tax liabilities established on an uncertain tax position taken on certain tax losses following a favorable ruling from the tax authorities, and (2) a reduction of $98.4 million associated with an uncertain tax position taken on a prior-year restructuring transaction, on which the uncertainty no longer exists. Both of the aforementioned benefits were fully offset by corresponding increases to the domestic valuation allowance. As required by ASC 740, Income Taxes, the deferred tax assets shown in the deferred tax asset and liability table above do not reflect the benefits of these uncertain tax positions.

During the year ended December 31, 2012, the Company recognized a $0.6 million decrease in interest and penalties associated with uncertain tax positions, net of a $0.6 million increase attributable to foreign currency translation. As of December 31, 2012, the accrued liability for interest and penalties is $12.6 million. The Company recognizes accrued interest and penalties on unrecognized tax benefits in income tax expense.

The entire $317.8 million of unrecognized tax benefits at December 31, 2012 would lower the Company’s effective tax rate, if realized, absent a corresponding adjustment of the Company’s valuation allowance for net deferred tax assets. The Company believes that the total unrecognized tax benefits may decrease, in the range of $0 to $10 million, due to the settlements of audits and the expiration of various statutes of limitations prior to December 31, 2013.

Income Tax Audits

On April 3, 2012, the Internal Revenue Service (IRS) approved the settlement on the examination of the Company’s U.S. federal income tax returns for the taxable years ended December 31, 2005 through December 31, 2007. This approval and the related Revenue Agent Report resulted in the imposition of a $1.4 million alternative minimum tax that can be used anytime in the future as a credit to offset the Company’s regular tax liability. A new IRS examination was commenced during 2012 for the taxable years ending December 31, 2008 through December 31, 2010.

The Company and its subsidiaries are under examination in various states, provinces and countries for years ranging from 2005 through 2010. Management does not anticipate that these examination results will have any material financial impact.

NOTE 18 — RETIREMENT, POSTRETIREMENT AND OTHER BENEFIT PLANS

CIT provides various benefit programs, including defined benefit retirement and postretirement plans, and defined contribution savings incentive plans. A summary of major plans is provided below.

Retirement and Postretirement Benefit Plans

Retirement Benefits

CIT has both funded and unfunded noncontributory defined benefit pension plans covering certain U.S. and non-U.S. employees, each of which is designed in accordance with practices and regulations in the related countries. Retirement benefits under defined benefit pension plans are based on an employee’s age, years of service and qualifying compensation.

The Company’s largest plan is the CIT Group Inc. Retirement Plan (the “Plan”), which accounts for 75.2% of the Company’s total pension projected benefit obligation at December 31, 2012. The Plan covers U.S. employees who have completed one year of service and have attained the age of 21. The Plan has a “cash balance” formula that became effective January 1, 2001. The Plan also provides traditional pension benefits under the legacy portion of the Plan to employees who elected not to convert to the “cash balance” feature. Participants under the legacy

Item 8:  Financial Statements and Supplementary Data

132    CIT ANNUAL REPORT 2012

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

portion represent 67.3% of the Plan’s aggregate pension benefit obligation in dollars. The majority of these people are inactive participants. Only 8% of actively employed participants are in the legacy portion.

The Company also maintains a U.S. noncontributory supplemental retirement plan, the CIT Group Inc. Supplemental Retirement Plan (the “Supplemental Plan”), for participants whose benefit in the Plan is subject to Internal Revenue Code limitations and an executive retirement plan, which is closed to new members since 2006, which together aggregate 18.7% of the total pension projected benefit obligation at December 31, 2012.

On October 16, 2012, the Board of Directors of the Company approved amendments to freeze the benefits earned under both the Plan and the Supplemental Plan. These actions became effective on December 31, 2012. These changes resulted in a gain to AOCI and will eliminate future service cost accruals.

Prior to December 31, 2012, eligible employees covered by the “cash balance” formula of the Plan were credited with a percentage (5% to 8% depending on years of service) of “Benefits Pay” (comprised of base salary, plus a three year average of certain annual cash incentives, sales incentives and commissions). The freeze discontinues credit for services after December 31, 2012; however, accumulated balances under this formula will continue to receive periodic interest, subject to certain government limits. The interest credit was 2.67%, 4.17%, and 4.40% for the years ended December 31, 2012, 2011, and 2010, respectively. Participants in the traditional formula of the Plan will continue to accrue a benefit through December 31, 2012, after which the benefit amount will be frozen, and no credits will be given.

Employees become vested in their cash balance plan accounts after completing three years of service, as defined. In addition, a participant shall be 100% vested upon attaining normal retirement age or becoming permanently and totally disabled, as defined. Upon termination or retirement, vested participants under the “cash balance” formula have the option of receiving their benefit in a lump sum, deferring their payment to age 65 or converting their vested benefit to an annuity. Traditional formula participants, upon a qualifying retirement can only receive an annuity.

During 2012, CIT offered a voluntary cash out option to Plan participants who are former employees of the Company and who have not yet started to receive monthly pension benefit payments. Approximately 900 former participants had an opportunity to roll over a lump sum distribution to an IRA or qualified employer plan, take a lump sum cash distribution or receive an immediate annuity. The payments made from the Plan as a result of this offer totaled $19.8 million.

Postretirement Benefits

CIT provides healthcare and life insurance benefits to eligible retired employees. U.S. retiree healthcare and life insurance benefits account for 48.5% and 46.7% of the total postretirement benefit obligation, respectively. For most eligible retirees, healthcare is contributory and life insurance is non-contributory. The U.S. retiree healthcare plan pays a stated percentage of most medical expenses, reduced by a deductible and any payments made by the government and other programs. The U.S. retiree healthcare benefit includes a maximum on CIT’s share of costs for employees who retired after January 31, 2002. All postretirement benefit plans are funded on a pay-as-you-go basis.

On October 16, 2012, the Board of Directors of the Company approved amendments to discontinue benefits under CIT’s postretirement benefit plans. These changes resulted in a gain to AOCI and will reduce future service cost accruals. CIT will no longer offer retiree medical, dental and life insurance benefits to those who do not meet the eligibility criteria for these benefits by December 31, 2013. Participants become eligible for postretirement benefits at the age of 60 if they have completed 10 years of continuous service. Individuals hired prior to November 1999 become eligible after becoming 55 if they have 11 years of continuous service. Employees who meet the eligibility requirements for retiree health insurance by December 31, 2013 will be offered retiree medical and dental coverage upon retirement. To receive retiree life insurance, employees must meet the eligibility criteria for retiree life insurance by December 31, 2013 and must retire from CIT on or before December 31, 2013.

CIT ANNUAL REPORT 2012    133

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Obligations and Funded Status

The following tables set forth changes in benefit obligation, plan assets, funded status and net periodic benefit cost of the retirement plans and postretirement plans:

Obligations and Funded Status (dollars in millions)

	Retirement Benefits		Post-Retirement Benefits
	2012	2011	2012	2011
Change in benefit obligation
Benefit obligation at beginning of year	$470.3	$426.7	$50.2	$47.9
Service cost	14.5	13.0	0.8	0.9
Interest cost	19.9	22.5	1.9	2.4
Plan amendments	–	–	(7.7)	–
Plan curtailments	(22.2)	(0.1)	(0.6)	0.1
Plan settlements	(0.2)	(15.7)	(0.7)	–
Actuarial loss/(gain)	41.7	47.8	1.2	1.5
Benefits paid	(44.7)	(24.7)	(4.7)	(4.9)
Other(1)	1.5	0.8	1.9	2.3
Benefit obligation at end of year	480.8	470.3	42.3	50.2
Change in plan assets
Fair value of plan assets at beginning of period	324.6	292.3	–	–
Actual return on plan assets	41.3	9.4	–	–
Employer contributions	24.0	63.1	3.4	2.6
Plan settlements	(0.2)	(15.7)	(0.7)	–
Benefits paid	(44.7)	(24.7)	(4.7)	(4.9)
Other(1)	1.3	0.2	2.0	2.3
Fair value of plan assets at end of period	346.3	324.6	–	–
Funded status at end of year(2)(3)	$(134.5)	$(145.7)	$(42.3)	$(50.2)

(1)	Consists of any of the following: plan participants’ contributions, termination benefits, retiree drug subsidy, and currency translation adjustments.

(2)	These amounts were recognized as liabilities in the Consolidated Balance Sheet at December 31, 2012 and 2011.

(3)	Company assets of $99.2 million and $95.9 million as of December 31, 2012 and December 31, 2011, respectively, related to the non-qualified U.S. executive retirement plan obligation are not included in plan assets but related liabilities are in benefit obligation.

The plan changes approved on October 16, 2012 resulted in plan curtailments and amendments which reduced the liability for the affected plans as indicated in the table above. Each of the amended plans was re-measured at October 1, 2012 using a discount rate of 3.75%.

During 2011, the sale of an entity in Germany resulted in full settlement of the pension plan for that entity at the date of the transaction.

The amounts recognized in AOCI during the year ended December 31, 2012 were net gains (before taxes) of $4.8 million for retirement benefits. The net pension AOCI gains were primarily driven by a reduction in benefit obligations of $20.4 million resulting from the decision to freeze benefits under certain plans, an increase in asset values of $23.8 million due to favorable asset performance, and the settlement of obligations of approximately $8.7 million as a result of the lump sum cash out offering. These gains were largely offset by changes in assumptions, which resulted in an increase in plan obligations of approximately $48.1 million.

The postretirement AOCI net gains (before taxes) of $6.5 million were primarily driven by the reduction in benefit obligations of $8.3 million primarily due to the discontinuation of benefits under certain plans, partially offset by the impacts of assumption changes of approximately $1.8 million.

The discount rate for the majority of the U.S. pension and postretirement plans decreased by 75 basis points from 4.50% at December 31, 2011 to 3.75% at December 31, 2012. The decrease in the discount rate assumption represents the majority of the offset to the reduction of the pension and postretirement benefit obligations driven by plan changes.

The accumulated benefit obligation for all defined benefit pension plans was $477.5 million and $448.5 million, at December 31, 2012 and 2011, respectively. Information for those defined benefit plans with an accumulated benefit obligation in excess of plan assets is as follows:

Defined Benefit Plans With an Accumulated Benefit Obligation in Excess of Plan Assets (dollars in millions)

	December 31,
	2012	2011
Projected benefit obligation	$458.8	$450.2
Accumulated benefit obligation	455.6	428.5
Fair value of plan assets	319.0	297.8

Item 8:  Financial Statements and Supplementary Data

134    CIT ANNUAL REPORT 2012

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net periodic benefit cost and other amounts recognized in AOCI consisted of the following:

	Retirement Benefits			Post-Retirement Benefits
Net Periodic Benefit Costs and Other Amounts Recognized in AOCI (dollars in millions)	2012	2011	2010	2012	2011	2010
Service cost	$14.5	$13.0	$14.7	$0.8	$0.9	$1.0
Interest cost	19.9	22.5	22.6	1.9	2.4	2.6
Expected return on plan assets	(18.4)	(20.3)	(17.6)	–	–	–
Amortization of prior service cost	–	–	–	(0.3)	–	–
Amortization of net loss/(gain)	2.1	–	–	(0.4)	(0.2)	(0.1)
Settlement and curtailment (gain)/loss	(0.6)	0.9	(0.1)	–	–	–
Termination benefits	0.3	–	–	–	–	–
Net periodic benefit cost	17.8	16.1	19.6	2.0	3.1	3.5
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net (gain)/loss	(2.6)	58.0	(1.7)	0.6	1.6	(2.9)
Prior service cost (credit)	–	–	–	(7.7)	–	–
Amortization, settlement or curtailment recognition of net gain/(loss)	(2.2)	(0.3)	0.1	0.4	0.2	–
Amortization, settlement or curtailment recognition of prior service (cost)/credit	–	–	–	0.2	–	–
Total recognized in OCI	(4.8)	57.7	(1.6)	(6.5)	1.8	(2.9)
Total recognized in net periodic benefit cost and OCI	$13.0	$73.8	$18.0	$(4.5)	$4.9	$0.6

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

The weighted average assumptions used in the measurement of benefit obligations are as follows:

Weighted Average Assumptions

	Retirement Benefits		Post-Retirement Benefits
	2012	2011	2012	2011
Discount rate	3.80%	4.48%	3.74%	4.49%
Rate of compensation increases	3.03%	3.00%	3.00%	3.00%
Health care cost trend rate
Pre-65	n/a	n/a	7.80%	7.60%
Post-65	n/a	n/a	8.10%	7.80%
Ultimate health care cost trend rate	n/a	n/a	4.50%	4.50%
Year ultimate reached	n/a	n/a	2029	2029

The weighted average assumptions used to determine net periodic benefit costs for the years ended December 31, 2012 and 2011 are as follows:

Weighted Average Assumptions

	Retirement Benefits		Post-Retirement Benefits
	2012	2011	2012	2011
Discount rate	4.30%	5.42%	4.31%	5.21%
Expected long-term return on plan assets	5.56%	6.51%	n/a	n/a
Rate of compensation increases	3.00%	3.01%	3.00%	3.00%

CIT ANNUAL REPORT 2012    135

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Healthcare rate trends have a significant effect on healthcare plan costs. The Company uses both external and historical data to determine healthcare rate trends. An increase (decrease) of one-percentage point in assumed healthcare rate trends would increase (decrease) the postretirement benefit obligation by $1.4 million and ($1.3 million), respectively. The service and interest cost are not material.

Plan Assets

CIT maintains a “Statement of Investment Policies and Objectives” which specifies guidelines for the investment, supervision and monitoring of pension assets in order to manage the Company’s objective of ensuring sufficient funds to finance future retirement benefits. The asset allocation policy allows assets to be invested between 15% to 35% in Equities, 35% to 65% in Fixed-Income, 15% to 25% in Global Asset Allocations, and 5% to 10% in Hedge Funds. The asset allocation follows a Liability Driven Investing (“LDI”) strategy. The objective of LDI is to allocate assets in a manner that their movement will more closely track the movement in the benefit liability. The policy provides specific guidance on asset class objectives, fund manager guidelines and identification of prohibited and restricted transactions. It is reviewed periodically by the Company’s Investment Committee and external investment consultants.

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

The tables below set forth asset fair value measurements.

Fair Value Measurements (dollars in millions)

December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Market Value in Financials
Cash	$4.4	$–	$–	$4.4
Mutual Funds
Large Cap Equity	11.2	–	–	11.2
International Equity	8.8	–	–	8.8
Fixed Income	15.2	–	–	15.2
Balanced Asset Allocation	19.5	–	–	19.5
Emerging Markets Equity	8.0	–	–	8.0
Total Mutual Fund	62.7	–	–	62.7
Common Collective Trusts
Large Cap Equity	–	15.1	–	15.1
International Equity	–	13.1	–	13.1
Fixed Income	–	134.7	–	134.7
Balanced Asset Allocation	–	20.1	–	20.1
Total Common Collective Trust	–	183.0	–	183.0
Separate Accounts
Large Cap Equity	–	10.3	–	10.3
Small/Mid Cap Equity	–	13.5	–	13.5
Balanced Asset Allocation	–	20.5	–	20.5
Total Separate Account	–	44.3	–	44.3
Partnership
Emerging Markets Debt	–	–	10.5	10.5
Hedge Fund	–	–	13.9	13.9
Unitized Insurance Fund	–	27.2	–	27.2
Insurance Contracts	–	–	0.3	0.3
	$67.1	$254.5	$24.7	$346.3

Item 8:  Financial Statements and Supplementary Data

136    CIT ANNUAL REPORT 2012

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements (dollars in millions)

December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Market Value in Financials
Cash	$5.3	$–	$–	$5.3
Mutual Funds
Large Cap Equity	9.2	–	–	9.2
International Equity	7.4	–	–	7.4
Fixed Income	13.3	–	–	13.3
Balanced Asset Allocation	17.0	–	–	17.0
Total Mutual Fund	46.9	–	–	46.9
Common Collective Trusts
Large Cap Equity	–	16.6	–	16.6
International Equity	–	11.2	–	11.2
Fixed Income	–	135.1	–	135.1
Balanced Asset Allocation	–	18.1	–	18.1
Total Common Collective Trust	–	181.0	–	181.0
Separate Accounts
Large Cap Equity	–	8.2	–	8.2
Small/Mid Cap Equity	–	14.2	–	14.2
Balanced Asset Allocation	–	18.4	–	18.4
Total Separate Account	–	40.8	–	40.8
Partnership
International Equity	–	–	6.1	6.1
Hedge Fund	–	–	17.4	17.4
Unitized Insurance Fund	–	26.8	–	26.8
Insurance Contracts	–	–	0.3	0.3
	$52.2	$248.6	$23.8	$324.6

The table below sets forth changes in the fair value of the Plan’s Level 3 assets for the year ended December 31, 2012:

Fair Value of Level 3 Assets (dollars in millions)

	Total	Partnership	Hedge Funds	Insurance Contracts
December 31, 2011	$23.8	$6.1	$17.4	$0.3
Realized and Unrealized Gains (Losses)	1.7	0.5	1.2	–
Purchases, sales, and settlements, net	(0.8)	3.9	(4.7)	–
Net Transfers into and/or out of Level 3	–	–	–	–
December 31, 2012	$24.7	$10.5	$13.9	$0.3
Change in Unrealized Gains (Losses) for Investments still held at December 31, 2012	$2.4	$0.5	$1.9	$–

Contributions

The Company’s policy is to make contributions so that they exceed the minimum required by laws and regulations, are consistent with the Company’s objective of ensuring sufficient funds to finance future retirement benefits and are tax deductible. CIT currently expects to contribute $19.0 million to the U.S. Retirement Plan during 2013. For all other plans, CIT currently expects to contribute $9.0 million during 2013.

CIT ANNUAL REPORT 2012    137

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated Future Benefit Payments

The following table depicts benefits projected to be paid from plan assets or from the Company’s general assets calculated using current actuarial assumptions. Actual benefit payments may differ from projected benefit payments.

Projected Benefits (dollars in millions)

For the years ended December 31	Retirement Benefits	Gross Postretirement Benefits	Medicare Subsidy
2013	$24.8	$3.3	$0.2
2014	25.1	3.3	0.3
2015	25.1	3.2	0.3
2016	25.3	3.2	0.3
2017	24.7	3.1	0.3
2018–2022	126.4	14.1	1.0

Savings Incentive Plan

CIT has a number of defined contribution retirement plans covering certain of its U.S. and non-U.S. employees designed in accordance with conditions and practices in the respective countries. The U.S. plan, which qualifies under section 401(k) of the Internal Revenue Code, is the largest and accounts for 78% of the Company’s total defined contribution retirement expense for the year ended December 31, 2012. Generally, employees may contribute a portion of their salary and bonus, subject to regulatory limits and plan provisions, and the Company matches these contributions up to a threshold. On October 16, 2012, the Board of Directors of the Company approved plan enhancements which will provide participants with additional company contributions in the plan effective January 1, 2013. The cost of these plans aggregated $16.9 million, $15.1 million and $15.6 million for the years ended December 31, 2012, 2011, and 2010, respectively.

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

Compensation expense related to equity-based awards are measured and recorded in accordance with ASC 718, Stock Compensation. The fair value of equity-based and stock purchase equity awards are measured at the date of grant using a Black-Scholes option pricing model, and the fair value of restricted stock and unit awards is based on the fair market value of CIT’s common stock on the date of grant. Compensation expense is recognized over the vesting period (requisite service period), which is generally three years for stock options and restricted stock/units, under the graded vesting method, whereby each vesting tranche of the award is amortized separately as if each were a separate award. Valuation assumptions for new equity awards are established at the start of each fiscal year.

Operating expenses includes $41.7 million of compensation expense related to equity-based awards granted to employees or members of the Board of Directors ($24.3 million after tax, $0.12 EPS) for the year ended December 31, 2012, including $0.1 million related to stock options ($0.1 million after tax), $0.2 million related to stock purchases, and $41.5 million related to restricted and retention stock and unit awards ($24.2 million after tax, $0.12 EPS). Compensation expense related to equity-based awards included $24.5 million ($14.3 million after-tax, $0.07 EPS) in 2011 and $31.2 million ($18.2 million after-tax, $0.09 EPS) in 2010, respectively.

Stock Options

No stock options were granted to employees or directors during 2012 and 2011, and no options were exercised during 2011.

In 2012, 7,805 stock options were exercised. The intrinsic value of options outstanding and exercisable as of December 31, 2012 was $0.5 million and $0.4 million, respectively.

Item 8:  Financial Statements and Supplementary Data

138    CIT ANNUAL REPORT 2012

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option activity for 2012 and 2011:

Stock Option Activity

	2012		2011
	Options	Weighted Average Price Per Option	Options	Weighted Average Price Per Option
Outstanding at beginning of period	68,100	$30.76	68,100	$30.76
Exercised	(7,805)	27.73	–	–
Outstanding at end of period	60,295	31.16	68,100	30.76
Options exercisable at end of period	48,601	30.76	39,714	29.97
Options unvested at end of period	11,694	$32.81	28,386	$31.87

The following table summarizes additional information about stock options outstanding.

Stock Options Outstanding

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Remaining Average Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
December 31, 2012
$25.01 – $30.00	22,518	4.0	$27.50	22,518	$27.50
$30.01 – $35.00	35,361	4.1	$32.81	23,667	$32.82
$35.01 – $40.00	1,283	4.4	$38.58	1,283	$38.58
$40.01 – $45.00	1,133	4.8	$43.70	1,133	$43.70
	60,295			48,601
December 31, 2011
$25.01 – $30.00	30,024	4.2	$27.50	25,018	$27.50
$30.01 – $35.00	35,660	5.0	$32.82	12,280	$32.84
$35.01 – $40.00	1,283	5.4	$38.58	1,283	$38.58
$40.01 – $45.00	1,133	5.8	$43.70	1,133	$43.70
	68,100			39,714

Pretax compensation cost related to employee stock options was essentially fully recognized at December 31, 2012 and totaled $0.1 million.

Employee Stock Purchase Plan

In December 2010, the Company adopted the CIT Group Inc. 2011 Employee Stock Purchase Plan (the “ESPP”), which was approved by shareholders in May 2011. Eligibility for participation in the ESPP includes employees of CIT and its participating subsidiaries who are customarily employed for at least 20 hours per week, except that any employees designated as highly compensated are not eligible to participate in the ESPP. The ESPP is available to employees in the United States and to certain international employees. Under the ESPP, CIT is authorized to issue up to 2,000,000 shares of common stock to eligible employees. Eligible employees can choose to have between 1% and 10% of their base salary withheld to purchase shares quarterly, at a purchase price equal to 85% of the fair market value of CIT common stock on the last business day of the quarterly offering period. The amount of common stock that may be purchased by a participant through the ESPP is generally limited to $25,000 per year. A total of 29,609 and 17,236 shares were purchased under the plan in 2012 and 2011, respectively.

Restricted Stock / Performance Units

Under the LTIP, Restricted Stock Units (“RSUs”) are awarded at no cost to the recipient upon grant. RSUs are generally granted annually at the discretion of the Company, but may also be granted during the year to new hires or for retention or other purposes. RSUs granted to employees and restricted stocks granted to members of the Board during 2012 and 2011 generally were scheduled to vest either one third per year for three years or 100% after three years. Certain vested stock awards were scheduled to remain subject to transfer restrictions through the first

CIT ANNUAL REPORT 2012    139

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

anniversary of the grant date for members of the Board who elected to receive stock in lieu of cash compensation for their retainer. Vested stock salary awards granted to a limited number of executives were scheduled to remain subject to transfer restrictions through the first and/or third anniversaries of the grant date. Certain RSUs granted to directors, and in limited instances to employees, are designed to settle in cash and are accounted for as “liability” awards as prescribed by ASC 718. The values of these cash-settled RSUs are re-measured at the end of each reporting period until the award is settled.

During 2012, Performance Stock Units (“PSUs”) were awarded to certain senior executives. The awards become payable only if CIT achieves certain growth and margin targets over a three-year performance period. PSU share payouts may increase or decrease from the target grant based on performance against these pre-established performance measures, with the actual number of shares ranging from 0% to a maximum of 200% of the target grant. Both performance measures have a minimum threshold level of performance that must be achieved to trigger any payout; if the threshold level of performance is not achieved for either performance measure, then no portion of the PSU target will be payable. Achievement against either performance measures is calculated independently of the other performance measure and each measure is weighted equally.

The fair value of restricted stock and RSUs that vested and settled in stock during 2012 and 2011 was $10.8 million and $11.1 million, respectively. The fair value of RSUs that vested and settled in cash during 2012 and 2011 was $0.4 million and $0.2 million, respectively.

The following tables summarize restricted stock and RSU activity for 2012 and 2011:

Stock and Cash – Settled Awards Outstanding

	Stock-Settled Awards		Cash-Settled Awards
	Number of Shares	Weighted Average Grant Date Value	Number of Shares	Weighted Average Grant Date Value
December 31, 2012
Unvested at beginning of period	979,393	$42.40	13,964	$40.12
Vested / unsettled Stock Salary at beginning of period	72,238	39.27	–	n/a
PSUs – granted to employees	106,511	41.31	–	n/a
RSUs – granted to employees	1,130,494	38.90	8,117	39.05
RSUs – granted to directors	30,409	35.84	1,815	35.80
Forfeited / cancelled	(56,735)	40.28	–	n/a
Vested / settled awards	(264,899)	43.68	(10,972)	39.42
Vested / unsettled Stock Salary Awards	(114,119)	38.20	(3,247)	39.05
Unvested at end of period	1,883,292	$40.15	9,677	$39.56
December 31, 2011
Unvested at beginning of period	470,700	$36.65	14,440	$38.42
Vested / unsettled Stock Salary at beginning of period	121,706	38.59	–	n/a
Stock Salary – granted to employees	5,853	46.98	–	n/a
RSUs – granted to employees	760,274	44.28	–	n/a
RSUs – granted to directors	22,517	42.63	5,237.0	42.97
Forfeited / cancelled	(56,555)	41.72	–	n/a
Vested / settled awards	(272,864)	37.11	(5,713.0)	38.45
Vested / unsettled Stock Salary Awards	(72,238)	39.27	–	n/a
Unvested at end of period	979,393	$42.40	13,964	$40.12

Item 8:  Financial Statements and Supplementary Data

140    CIT ANNUAL REPORT 2012

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 — COMMITMENTS

The accompanying table summarizes credit-related commitments, as well as purchase and funding commitments:

Commitments (dollars in millions)

	December 31, 2012
	Due to Expire			December 31, 2011
	Within One Year	After One Year	Total Outstanding	Total Outstanding
Financing Commitments
Financing and leasing assets	$287.8	$2,691.9	$2,979.7	$2,746.2
Letters of credit
Standby letters of credit	47.6	190.9	238.5	209.5
Other letters of credit	53.6	–	53.6	89.5
Guarantees
Deferred purchase credit protection agreements	1,841.5	–	1,841.5	1,816.9
Guarantees, acceptances and other recourse obligations	12.3	5.1	17.4	25.6
Purchase and Funding Commitments
Aerospace manufacturer purchase commitments	493.2	8,675.1	9,168.3	8,033.1
Rail and other manufacturer purchase commitments	492.2	435.2	927.4	738.3
Commercial loan portfolio purchase commitment	1,258.3	–	1,258.3	–

Financing Commitments

Financing commitments, referred to as loan commitments, or lines of credit, reflect CIT’s agreements to lend to its customers, subject to the customers’ compliance with contractual obligations. The table above includes approximately $0.6 billion of commitments at December 31, 2012 and $0.4 billion at December 31, 2011 for instances where the customer is not in compliance with contractual obligations, and therefore CIT does not have the contractual obligation to lend. As financing commitments may not be fully drawn, expire unused, be reduced or cancelled at the customer’s request, and require the customer to be in compliance with certain conditions, total commitment amounts do not necessarily reflect actual future cash flow requirements.

At December 31, 2012, substantially all financing commitments were senior facilities. Most of the Company’s undrawn and available financing commitments are in Corporate Finance.

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

The methodology used to determine the DPA liability is similar to the methodology used to determine the allowance for loan losses associated with the finance receivables, which reflects embedded losses based on various factors, including expected losses reflecting the Company’s internal customer and facility credit ratings. The liability recorded in Other Liabilities related to the DPAs totaled $5.6 million and $5.4 million at December 31, 2012 and December 31, 2011, respectively.

CIT ANNUAL REPORT 2012    141

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase and Funding Commitments

CIT’s purchase commitments relate primarily to purchases of commercial aircraft and rail equipment. Commitments to purchase new commercial aircraft are predominantly with Airbus Industries (“Airbus”) and The Boeing Company (“Boeing”), and also includes orders with Embraer S.A. (“Embraer”). CIT may also commit to purchase an aircraft directly with an airline. Aerospace equipment purchases are contracted for specific models, using baseline aircraft specifications at fixed prices, which reflect discounts from fair market purchase prices prevailing at the time of commitment. The delivery price of an aircraft may change depending on final specifications. Equipment purchases are recorded at the delivery date. The estimated commitment amounts in the preceding table are based on contracted purchase prices reduced for pre-delivery payments to date and exclude buyer furnished equipment selected by the lessee. Pursuant to existing contractual commitments, 161 aircraft remain to be purchased from Airbus, Boeing and Embraer. Aircraft deliveries are scheduled periodically through 2020. Commitments exclude unexercised options to order additional aircraft.

In 2012, the Company’s rail business entered into commitments to purchase 7,100 railcars from multiple manufacturers with delivery dates that began in 2012 and run through 2014. Pursuant to these and remaining 2011 contractual commitments, approximately 7,050 railcars remain to be purchased. Rail equipment purchase commitments are at fixed prices subject to price increases for certain materials.

The current year amount includes $1.3 billion related to December 2012 agreement to acquire commercial loan commitments.

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

For certain Litigation matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of established reserves and insurance. For other matters for which a loss is probable or reasonably possible, such an estimate cannot be determined. For Litigation where losses are reasonably possible, management currently estimates the aggregate range of reasonably possible losses as up to $320 million in excess of established reserves and insurance related to those matters, if any. This estimate represents reasonably possible losses (in excess of established reserves and insurance) over the life of such Litigation, which may span a currently indeterminable number of years, and is based on information currently available as of December 31, 2012. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate.

Those Litigation matters for which an estimate is not reasonably possible or as to which a loss does not appear to be reasonably possible, based on current information, are not included within this estimated range and, therefore, this estimated range does not represent the Company’s maximum loss exposure.

The foregoing statements about CIT’s Litigation are based on the Company’s judgments, assumptions, and estimates and are necessarily subjective and uncertain. One of the Company’s pending Litigation matters is described below.

TYCO TAX AGREEMENT

In connection with the Company’s separation from Tyco International Ltd (“Tyco”) in 2002, CIT and Tyco entered into a Tax Agreement pursuant to which, among other things, CIT agreed to pay Tyco for tax savings actually realized by CIT, if any, as a result of the use of certain net operating losses arising during the period that Tyco owned CIT (the “Tyco Tax Attribute”), which savings would not have been realized absent the existence of the Tyco Tax Attribute. During CIT’s bankruptcy, CIT rejected the Tax Agreement, and Tyco and CIT entered into a Standstill Agreement pursuant to which (a) CIT agreed that it would defer bringing its subordination claim against Tyco and (b) Tyco agreed that it would defer bringing its damage claim against CIT while the parties exchanged information about CIT’s tax position, including past usage and retention of the various attributes on its consolidated tax return. Notwithstanding the Standstill Agreement, Tyco filed a Notice of Arbitration during the second quarter of 2011, demanding arbitration of its alleged contractual damages resulting from rejection of the Tax Agreement. CIT filed an adversary proceeding in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), seeking to subordinate Tyco’s interests under section 510(b) of the Bankruptcy Code, which would result in Tyco being treated like equity holders under CIT’s confirmed Plan of Reorganization and receiving no recovery in connection with the termination of the Tax Agreement. In December, 2011, the Bankruptcy Court denied the request to subordinate Tyco’s interests (the “Decision”). In September, 2012, the Second Circuit Court of Appeals affirmed the Bankruptcy Court’s decision, thus the arbitration is proceeding.

The amount of the federal Tyco Tax Attribute could be as much as approximately $794 million and the state Tyco Tax Attribute could be as much as approximately $180 million as of the separation date. CIT’s approximate federal and state tax rates are currently 35% and 6.5%, respectively. CIT has recorded a valuation allowance against its federal net deferred tax assets and substantially

Item 8:  Financial Statements and Supplementary Data

142    CIT ANNUAL REPORT 2012

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

all of its state net deferred tax assets, which include the deferred tax assets associated with the Tyco Tax Attribute, as the Company does not currently meet the criteria to recognize these assets. It is CIT’s position that it has not received federal tax benefits from the Tyco Tax Attribute within the meaning of the Tax Agreement and that it is speculative as to when, if ever, any such benefits may be realized in the future.

NOTE 21 — LEASE COMMITMENTS

The following table presents future minimum rental payments under non-cancellable long-term lease agreements for premises and equipment at December 31, 2012:

Future Minimum Rentals (dollars in millions)

Years Ended December 31,
2013	$32.2
2014	29.7
2015	28.0
2016	25.6
2017	22.5
Thereafter	76.1
Total	$214.1

In addition to fixed lease rentals, leases generally require payment of maintenance expenses and real estate taxes, both of which are subject to escalation provisions. Minimum payments includes $96.8 million ($12.5 million for 2013) which will be recorded against the facility exiting liability when paid and therefore will not be recorded as rental expense in future periods. Minimum payments have not been reduced by minimum sublease rentals of $71.4 million due in the future under non-cancellable subleases which will be recorded against the facility exiting liability when received. See Note 25 — “Severance and Facility Exiting Liabilities” for the liability related to closing facilities.

Rental expense for premises, net of sublease income (including restructuring charges from exiting office space), and equipment, was as follows.

Rental Expense (dollars in millions)

	Years Ended December 31,
	2012	2011	2010
Premises	$19.8	$22.7	$63.9
Equipment	2.9	2.7	3.5
Total	$22.7	$25.4	$67.4

NOTE 22 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CIT invests in various trusts, partnerships, and limited liability corporations established in conjunction with structured financing transactions of equipment, power and infrastructure projects. CIT’s interests in these entities were entered into in the ordinary course of business. Other assets included approximately $69 million at December 31, 2012 and $76 million at December 31, 2011 of investments in non-consolidated entities relating to such transactions that are accounted for under the equity or cost methods.

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

Segment Profit and Assets

The Company refined its expense and capital allocation methodologies during the first quarter of 2011. For 2011, Corporate and other includes certain costs that had been previously allocated to the segments, including prepayment penalties on high-cost debt payments and certain corporate liquidity costs. In addition, the Company refined the capital and interest allocation methodologies for the segments. Management considered these as changes in estimations to better refine segment profitability for users of the financial information on a go forward basis. These changes had the most impact on Transportation Finance given the capital requirements for their forward-purchase commitments and reduced the interest expense charged to this segment. On a comparable basis, income before provision for income taxes for Transportation Finance would have been approximately $270 million for the year ended December 31, 2011. These increases would be offset by decreases in Corporate and Other for the respective periods. The refinement was not significant to the other segments. The 2010 balances are reflected as originally reported and are not conformed to the 2011 presentation.

CIT ANNUAL REPORT 2012    143

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Corporate and Other includes cash liquidity in excess of the amount required by the business units that management determines is prudent for the overall company, losses on debt extinguishments and the prepayment penalties associated with debt repayments.

Segment Pre-tax Income (Loss) (dollars in millions)

	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Commercial Segments	Consumer	Total Segments	Corporate and Other	Total CIT
For the year ended December 31, 2012
Interest income	$623.6	$135.2	$57.6	$553.5	$1,369.9	$179.6	$1,549.5	$19.6	$1,569.1
Interest expense	(564.6)	(1,233.5)	(80.0)	(473.6)	(2,351.7)	(231.7)	(2,583.4)	(314.0)	(2,897.4)
Provision for credit losses	(7.3)	(18.0)	0.9	(26.5)	(50.9)	(0.7)	(51.6)	–	(51.6)
Rental income on operating leases	8.9	1,536.6	–	239.1	1,784.6	–	1,784.6	–	1,784.6
Other income	387.9	56.3	144.0	27.6	615.8	40.3	656.1	(3.0)	653.1
Depreciation on operating lease equipment	(4.3)	(419.7)	–	(109.2)	(533.2)	–	(533.2)	–	(533.2)
Operating expenses	(244.0)	(179.6)	(118.4)	(318.8)	(860.8)	(39.5)	(900.3)	(17.9)	(918.2)
Loss on debt extinguishments	–	–	–	–	–	–	–	(61.2)	(61.2)
Income (loss) before (provision) benefit for income taxes	$200.2	$(122.7)	$4.1	$(107.9)	$(26.3)	$(52.0)	$(78.3)	$(376.5)	$(454.8)
Select Period End Balances
Loans	$8,173.0	$1,853.2	$2,305.3	$4,818.7	$17,150.2	$3,697.4	$20,847.6	–	$20,847.6
Credit balances of factoring clients	–	–	(1,256.5)	–	(1,256.5)	–	(1,256.5)	–	(1,256.5)
Assets held for sale	56.8	173.6	–	414.5	644.9	1.5	646.4	–	646.4
Operating lease equipment, net	23.9	12,173.6	–	214.2	12,411.7	–	12,411.7	–	12,411.7
For the year ended December 31, 2011
Interest income	$923.7	$155.9	$73.3	$788.4	$1,941.3	$266.5	$2,207.8	$20.9	$2,228.7
Interest expense	(706.1)	(885.2)	(90.9)	(505.1)	(2,187.3)	(290.6)	(2,477.9)	(316.5)	(2,794.4)
Provision for credit losses	(173.3)	(12.8)	(11.2)	(69.3)	(266.6)	(3.1)	(269.7)	–	(269.7)
Rental income on operating leases	18.0	1,375.6	–	273.9	1,667.5	–	1,667.5	–	1,667.5
Other income	546.5	99.1	156.1	154.8	956.5	2.0	958.5	(5.7)	952.8
Depreciation on operating lease equipment	(7.8)	(382.2)	–	(185.1)	(575.1)	–	(575.1)	–	(575.1)
Operating expenses	(232.7)	(160.2)	(110.4)	(312.8)	(816.1)	(65.4)	(881.5)	(15.1)	(896.6)
Loss on debt extinguishments	–	–	–	–	–	–	–	(134.8)	(134.8)
Income (loss) before (provision) benefit for income taxes	$368.3	$190.2	$16.9	$144.8	$720.2	$(90.6)	$629.6	$(451.2)	$178.4
Select Period End Balances
Loans	$6,862.7	$1,487.0	$2,431.4	$4,442.0	$15,223.1	$4,682.8	$19,905.9	–	$19,905.9
Credit balances of factoring clients	–	–	(1,225.5)	–	(1,225.5)	–	(1,225.5)	–	(1,225.5)
Assets held for sale	214.0	84.0	–	371.6	669.6	1,662.7	2,332.3	–	2,332.3
Operating lease equipment, net	35.0	11,754.2	–	217.2	12,006.4	–	12,006.4	–	12,006.4
For the year ended December 31, 2010
Interest income	$1,692.9	$231.1	$99.9	$1,314.8	$3,338.7	$359.6	$3,698.3	$20.7	$3,719.0
Interest expense	(976.7)	(972.9)	(162.9)	(715.0)	(2,827.5)	(245.0)	(3,072.5)	(7.2)	(3,079.7)
Provision for credit losses	(496.9)	(28.8)	(58.6)	(210.7)	(795.0)	(25.3)	(820.3)	–	(820.3)
Rental income on operating leases	24.7	1,244.2	–	380.5	1,649.4	–	1,649.4	(1.0)	1,648.4
Other income	603.6	82.1	188.1	164.9	1,038.7	9.7	1,048.4	(43.5)	1,004.9
Depreciation on operating lease equipment	(12.0)	(334.1)	–	(330.1)	(676.2)	–	(676.2)	0.4	(675.8)
Operating expenses	(279.0)	(152.0)	(122.5)	(329.2)	(882.7)	(79.4)	(962.1)	(63.0)	(1,025.1)
Income (loss) before (provision) benefit for income taxes	$556.6	$69.6	$(56.0)	$275.2	$845.4	$19.6	$865.0	$(93.6)	$771.4
Select Period End Balances
Loans	$8,072.9	$1,390.3	$2,387.4	$4,721.9	$16,572.5	$8,075.9	$24,648.4	–	$24,648.4
Credit balances of factoring clients	–	–	(935.3)	–	(935.3)	–	(935.3)	–	(935.3)
Assets held for sale	219.2	2.8	–	757.4	979.4	246.7	1,226.1	–	1,226.1
Operating lease equipment, net	74.5	10,634.4	–	446.1	11,155.0	–	11,155.0	–	11,155.0

Item 8:  Financial Statements and Supplementary Data

144    CIT ANNUAL REPORT 2012

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic Information

The following table presents information by major geographic region based upon the location of the Company’s legal entities.

Geographic Regions (dollars in millions)

		Total Assets	Total Revenue	Income (loss) before income taxes	Income (loss) before noncontrolling interests
U.S.	2012	$30,829.1	$2,566.0	$(1,043.7)	$(1,102.7)
	2011	32,338.3	3,042.6	(660.5)	(687.6)
	2010	36,737.4	4,142.2	(399.6)	(471.1)
Europe	2012	7,274.9	822.7	224.7	195.4
	2011	6,938.2	897.6	238.8	196.3
	2010	6,749.7	1,143.6	457.0	370.7
Other foreign(1)(2)	2012	5,908.0	618.1	364.2	318.7
	2011	5,986.9	908.8	600.1	511.1
	2010	7,966.3	1,086.5	714.0	626.1
Total consolidated	2012	44,012.0	4,006.8	(454.8)	(588.6)
	2011	45,263.4	4,849.0	178.4	19.8
	2010	51,453.4	6,372.3	771.4	525.7

(1)	Includes Canada region results which had income before income taxes of $164.3 million in 2012, $257.7 million in 2011 and $350.7 million in 2010 and income before noncontrolling interests of $112.0 million in 2012, $207.0 million in 2011 and $303.4 million in 2010.

(2)	Includes Caribbean region results which had income before income taxes of $203.5 million in 2012, $230.4 million in 2011 and $225.6 million in 2010 and income before noncontrolling interests of $199.7 million in 2012, $228.2 million in 2011 and $224.1 million in 2010.

NOTE 24 — GOODWILL AND INTANGIBLE ASSETS

The following tables summarize goodwill and intangible assets, net balances by segment:

Goodwill (dollars in millions)

	Transportation Finance	Trade Finance	Vendor Finance	Total
December 31, 2010 – As Reported	$175.5	$41.6	$123.3	$340.4
Revisions(1)	7.6	1.8	5.7	15.1
Activity	–	–	(9.6)	(9.6)
December 31, 2011 – Revised	183.1	43.4	119.4	345.9
Activity	–	–	–	–
December 31, 2012	$183.1	$43.4	$119.4	$345.9

(1)	Revisions to Goodwill correspond to the recording of corrections that impacted pre-December 2009 results. As required by Fresh Start Accounting, stockholders’ equity was stated at fair value at December 31, 2009; therefore the net effect of the corrections discussed in Note 27 was an adjustment to Goodwill.

Goodwill was recorded in conjunction with FSA and represented the excess of reorganization equity value over the fair value of tangible and identifiable intangible assets, net of liabilities. Such amounts were revised in 2012 as discussed in Note 27. Goodwill was allocated to the Transportation Finance, Trade Finance and Vendor Finance segments based on the respective segment’s estimated fair value of equity. Goodwill is assigned to a segment (or “reporting unit”) at the date the goodwill is initially recorded. Once goodwill has been assigned, it no longer retains its association with a particular event or acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill.

The Company periodically reviews and evaluates its goodwill and intangible assets for potential impairment in accordance with ASC 350, Intangibles — Goodwill and Other. This review is conducted at a minimum annually or more frequently if circumstances indicate that impairment is possible.

The Company follows guidance in ASU 2011-08, Intangibles-Goodwill and Other (Topic 350), Testing Goodwill for Impairment that includes the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two-step impairment test as required in ASC 350, Intangibles – Goodwill and Other. Examples of qualitative factors to assess include macroeconomic conditions, industry and market considerations, market changes affecting the Company’s products and

CIT ANNUAL REPORT 2012    145

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

services, overall financial performance, and company specific events affecting operations.

For goodwill impairment testing in 2012, CIT performed a qualitative assessment for the Trade Finance goodwill. In performing this assessment, management relied on a number of factors, including operating results, business plans, economic projections, anticipated future cash flows and market place data. Based on the factors, management concluded that it was more likely than not that the fair value of the Trade Finance reporting unit was more than its carrying amount, including goodwill, indicating no impairment.

Vendor Finance and Transportation Finance 2012 goodwill impairment testing was performed using Step 1 analysis utilizing estimated fair value based on peer price to earnings (PE) and tangible book value (TBV) multiples. Management concluded, based on performing Step 1 analysis, that the fair values of the Vendor and Transportation Finance reporting units exceed their respective carrying values, including goodwill. As the results of the impairment assessment and first step test showed no indication of impairment in any of the reporting units, the Company did not perform the second step of the impairment test for any of the reporting units.

CIT performed qualitative assessments for Transportation Finance and Trade Finance goodwill impairment testing in 2011. In such assessments, the Company concluded that it is more likely than not that the fair value of the Transportation Finance and Trade Finance reporting units were more than their carrying amounts, including goodwill. The qualitative factors considered in this assessment include the Company’s market valuation, the reporting units’ profitability and the general economic outlook.

For the Vendor Finance segment, Step 1 of goodwill impairment testing was completed by comparing the segment’s estimated fair value with its carrying value, including goodwill as of December 31, 2011. The Company concluded that Vendor Finance fair value was in excess of carrying value. For the purposes of this first step impairment analysis, the Company primarily utilized valuation multiples for publicly traded companies comparable to its reporting segments to determine the fair market value of its reporting units. As the results of the impairment assessment and first step test showed no indication of impairment in any of the reporting units, the Company did not perform the second step of the impairment test for any of the reporting units.

Intangible Assets (dollars in millions)

Transportation Finance
December 31, 2010	$119.2
Amortization	(56.1)
Activity	0.5
December 31. 2011	63.6
Amortization	(24.8)
Activity	(6.9)
December 31, 2012	$31.9

The Transportation Finance intangible assets recorded in conjunction with FSA is comprised of amounts related to favorable (above current market rates) operating leases. The net intangible asset will be amortized as an offset to rental income over the remaining life of the leases, generally 5 years or less.

Accumulated amortization totaled $161.9 million at December 31, 2012. Projected amortization for the years ended December 31, 2013 through December 31, 2017 is approximately $11.6 million, $8.0 million, $5.6 million, $3.2 million, and $0.8 million, respectively.

NOTE 25 — SEVERANCE AND FACILITY EXITING LIABILITIES

The following table summarizes previously established liabilities (pre-tax) related to closing facilities and employee severance:

Severance and Facility Exiting Liabilities (dollars in millions)

	Severance		Facilities
	Number of Employees	Liability	Number of Facilities	Liability	Total Liabilities
December 31, 2010	27	$2.5	16	$56.6	$59.1
Additions and adjustments	294	11.4	3	3.9	15.3
Utilization	(242)	(10.4)	–	(15.7)	(26.1)
December 31, 2011	79	3.5	19	44.8	48.3
Additions and adjustments	193	20.5	5	3.4	23.9
Utilization	(209)	(16.7)	(8)	(9.4)	(26.1)
December 31, 2012	63	$7.3	16	$38.8	$46.1

CIT continues to implement various organization efficiency and cost reduction initiatives. The severance additions primarily relate to employee termination benefits incurred in conjunction with these initiatives. The facility additions primarily relate to location closings and consolidations in connection with the outsourcing of SLX servicing. These additions, along with charges related to accelerated vesting of equity and other benefits, were recorded as part of the $22.7 million and $13.1 million provisions for the years ended December 31, 2012 and 2011, respectively.

Item 8:  Financial Statements and Supplementary Data

146    CIT ANNUAL REPORT 2012

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 26 — PARENT COMPANY FINANCIAL STATEMENTS

The following tables present the Parent Company only financial statements:

Condensed Parent Company Only Balance Sheet (dollars in millions)

	December 31, 2012	December 31, 2011
Assets:
Cash and deposits	$1,307.4	$2,937.3
Cash held at bank subsidiary	15.2	30.2
Investment securities	750.3	839.4
Receivables from nonbank subsidiaries	15,197.9	16,450.7
Receivables from bank subsidiaries	15.6	12.0
Investment in nonbank subsidiaries	6,547.2	10,639.9
Investment in bank subsidiaries	2,437.2	2,116.6
Goodwill	345.9	345.9
Other assets	547.7	1,038.5
Total Assets	$27,164.4	$34,410.5
Liabilities and Equity:
Long-term borrowings	$11,822.6	$15,878.3
Liabilities to nonbank subsidiaries	6,386.8	8,689.7
Other liabilities	620.2	958.9
Total Liabilities	18,829.6	25,526.9
Total Stockholders’ Equity	8,334.8	8,883.6
Total Liabilities and Equity	$27,164.4	$34,410.5

CIT ANNUAL REPORT 2012    147

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Parent Company Only Statements of Operations and Comprehensive Income (dollars in millions)

	Years Ended December 31,
	2012	2011	2010
Income
Interest income from nonbank subsidiaries	$737.6	$730.0	$979.9
Interest and dividends on interest bearing deposits and investments	2.6	3.2	2.1
Dividends from nonbank subsidiaries	834.0	–	–
Other income from subsidiaries	181.0	413.7	446.4
Other income	(37.7)	47.8	58.5
Total income	1,717.5	1,194.7	1,486.9
Expenses
Interest expense	(2,345.9)	(2,141.5)	(1,839.9)
Interest expense on liabilities to subsidiaries	(293.6)	(568.1)	(600.5)
Other expenses	(242.3)	(420.4)	(459.6)
Total expenses	(2,881.8)	(3,130.0)	(2,900.0)
Loss before income taxes and equity in undistributed net income of subsidiaries	(1,164.3)	(1,935.3)	(1,413.1)
Provision for income taxes	482.2	656.6	413.9
Loss before equity in undistributed net income of subsidiaries	(682.1)	(1,278.7)	(999.2)
Equity in undistributed net income of bank subsidiaries	41.3	67.2	100.9
Equity in undistributed net income of nonbank subsidiaries	48.5	1,226.3	1,419.6
Net income (loss)	(592.3)	14.8	521.3
Other Comprehensive income (loss), net of tax	4.9	(81.5)	(1.1)
Comprehensive income (loss)	$(587.4)	$(66.7)	$520.2

Item 8:  Financial Statements and Supplementary Data

148    CIT ANNUAL REPORT 2012

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Parent Company Only Statements of Cash Flows (dollars in millions)

	Years Ended December 31,
	2012	2011	2010
Cash Flows From Operating Activities:
Net income (loss)	$(592.3)	$14.8	$521.3
Equity in undistributed (earnings) losses of subsidiaries	(89.8)	(1,293.5)	(1,520.5)
Other operating activities, net	1,524.3	2,704.1	159.3
Net cash flows provided by (used in) operations	842.2	1,425.4	(839.9)
Cash Flows From Investing Activities:
Decrease (Increase) in investments and advances to subsidiaries	4,053.1	17,291.2	(302.9)
Other investing activities, net	89.1	(839.4)	229.8
Net cash flows provided by (used in) investing activities	4,142.2	16,451.8	(73.1)
Cash Flows From Financing Activities:
Proceeds from the issuance of term debt	9,750.0	2,000.0	–
Repayments of term debt	(15,239.8)	(6,020.6)	(307.5)
Net change in liabilities to subsidiaries	(1,139.5)	(13,614.7)	2,832.8
Net cash flows provided by (used in) financing activities	(6,629.3)	(17,635.3)	2,525.3
Net increase (decrease) in unrestricted cash and cash equivalents	(1,644.9)	241.9	1,612.3
Unrestricted cash and cash equivalents, beginning of period	2,967.5	2,725.6	1,113.3
Unrestricted cash and cash equivalents, end of period	$1,322.6	$2,967.5	$2,725.6

CIT ANNUAL REPORT 2012    149

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 27 — SELECTED QUARTERLY FINANCIAL DATA

Selected Quarterly Financial Data (dollars in millions)

	Unaudited
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
		Revised	Revised	Revised
For the year ended December 31, 2012
Interest income	$357.0	$375.5	$410.3	$426.3
Interest expense	(366.6)	(816.0)	(634.2)	(1,080.6)
Provision for credit losses	(0.1)	–	(8.9)	(42.6)
Rental income on operating leases	452.0	445.8	446.2	440.6
Other income, excluding rental income on operating leases	171.7	86.7	139.4	255.3
Depreciation on operating lease equipment	(130.3)	(134.5)	(130.8)	(137.6)
Operating expenses	(231.9)	(235.2)	(226.8)	(224.3)
Loss on debt extinguishments	–	(16.8)	(21.5)	(22.9)
Provision for income taxes	(44.2)	(3.9)	(45.4)	(40.3)
Noncontrolling interests, after tax	(0.8)	(0.8)	(1.2)	(0.9)
Net income (loss)	$206.8	$(299.2)	$(72.9)	$(427.0)
Net income (loss) per diluted share	$1.03	$(1.49)	$(0.36)	$(2.13)
	Revised	Revised	Revised	Revised
For the year ended December 31, 2011
Interest income	$491.3	$501.3	$598.5	$637.6
Interest expense	(690.4)	(602.9)	(805.4)	(695.7)
Provision for credit losses	(15.8)	(47.4)	(84.1)	(122.4)
Rental income on operating leases	428.0	409.4	420.6	409.5
Other income, excluding rental income on operating leases	206.0	242.0	233.1	271.7
Depreciation on operating lease equipment	(137.1)	(124.4)	(153.3)	(160.3)
Operating expenses	(222.5)	(227.5)	(240.3)	(206.3)
Gain (loss) on debt extinguishments	11.8	(146.6)	–	–
(Provision) benefit for income taxes	(32.9)	(43.6)	(24.4)	(57.7)
Noncontrolling interests, after tax	(2.1)	0.6	0.7	(4.2)
Net income (loss)	$36.3	$(39.1)	$(54.6)	$72.2
Net income (loss) per diluted share	$0.18	$(0.19)	$(0.27)	$0.36

As noted above, the amounts for prior quarters were revised. Presented below are revised quarterly and year to date financial statements, along with select notes to the quarterly financial statements that were impacted by the revisions.

In preparing its quarterly financial statements for the first three quarters of 2012, the Company discovered, corrected and disclosed the larger amounts in those quarters immaterial errors that impacted prior periods. Additional out-of-period errors were identified in the fourth quarter. These additional out-of-period errors were individually and in the aggregate not material to the fourth quarter results but, when combined with the other out-of-period errors previously identified this year, were determined by management to be material to the full year 2012 results. When reviewing the impact of these immaterial errors on prior periods, management concluded that the corrections did not, individually or in the aggregate, result in a material misstatement of the Company’s consolidated financial statements for any prior periods.

The cumulative effect of these revisions increased shareholders’ equity by $23 million, increased total assets by $19 million, and decreased total liabilities by $4 million as described in more detail in the following tables. As a result of these revisions, the net loss for the quarters ended September 30 and March 31, 2012 was decreased by approximately $6 million and $20 million, respectively, and the net loss for the quarter ended June 30, 2012 was increased by $2 million, from our previously reported amounts. As a result of these revisions, the net income for the years ended December 31, 2011 and 2010 decreased by $12 million and $3 million, respectively, from previously reported amounts. As a result of our adoption of fresh start accounting, the recognition of amounts relating to periods prior to 2010 resulted in a corresponding $15 million increase to goodwill.

The Company will revise in subsequent quarterly filings on Form 10-Q and has revised in this Form 10-K, its previously reported financial statements for 2012, 2011 and 2010.

The following tables reflect the previously reported balances, required corrections and revised amounts impacting the statements of operations, balance sheets, statement of stockholders’ equity and statement of cash flows along with descriptions of significant corrections.

Item 8:  Financial Statements and Supplementary Data

150    CIT ANNUAL REPORT 2012

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (dollars in millions, except per share data)

	Unaudited
	At September 30, 2012		At June 30, 2012		At March 31, 2012
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Assets
Total cash and deposits	$6,455.5	$6,455.5	$6,093.2	$6,094.3	$6,336.1	$6,337.2
Investment securities(1)	1,004.6	1,016.2	1,184.3	1,194.1	1,334.2	1,343.0
Trading assets at fair value – derivatives	29.3	29.3	36.2	36.2	20.9	20.9
Assets held for sale	1,421.1	1,421.1	1,434.0	1,434.0	1,701.9	1,701.9
Loans(2)	20,383.4	20,383.4	20,100.5	20,097.9	20,490.6	20,511.5
Allowance for loan losses	(397.9)	(397.9)	(414.2)	(414.2)	(420.0)	(420.0)
Operating lease equipment, net(3)	12,072.0	12,086.7	11,896.4	11,911.2	11,904.0	11,918.9
Goodwill(4)	330.8	345.9	330.8	345.9	330.8	345.9
Intangible assets, net	37.3	37.3	42.3	42.3	50.0	50.0
Unsecured counterparty receivable	592.9	584.4	638.2	629.8	700.1	697.4
Other assets(5)	1,651.9	1,638.2	1,454.3	1,434.7	1,694.4	1,674.9
Total assets	$43,580.9	$43,600.1	$42,796.0	$42,806.2	$44,143.0	$44,181.6
Liabilities
Deposits	$8,709.3	$8,709.3	$7,163.6	$7,163.6	$6,814.7	$6,814.7
Trading liabilities at fair value – derivatives	81.9	81.9	54.8	54.8	86.7	86.7
Credit balances of factoring clients	1,224.9	1,224.9	1,164.1	1,164.1	1,109.8	1,109.8
Other liabilities(6)	2,567.4	2,544.7	2,494.2	2,472.3	2,574.4	2,579.1
Total long-term borrowings(3)	22,906.5	22,925.5	23,534.3	23,553.5	25,101.1	25,120.6
Total liabilities	35,490.0	35,486.3	34,411.0	34,408.3	35,686.7	35,710.9
Stockholders’ equity
Common stock	2.0	2.0	2.0	2.0	2.0	2.0
Paid-in capital	8,491.0	8,491.0	8,481.5	8,481.5	8,471.7	8,471.7
(Accumulated deficit)/retained earnings(7)	(290.0)	(281.4)	14.9	17.8	85.6	90.7
Accumulated other comprehensive (loss) income(5)	(100.3)	(86.0)	(101.0)	(91.0)	(89.6)	(80.3)
Treasury stock, at cost	(16.7)	(16.7)	(16.5)	(16.5)	(16.5)	(16.5)
Total common stockholders’ equity	8,086.0	8,108.9	8,380.9	8,393.8	8,453.2	8,467.6
Noncontrolling interests	4.9	4.9	4.1	4.1	3.1	3.1
Total equity	8,090.9	8,113.8	8,385.0	8,397.9	8,456.3	8,470.7
Total liabilities and equity	$43,580.9	$43,600.1	$42,796.0	$42,806.2	$44,143.0	$44,181.6
Book Value Per Common Share
Book value per common share	$40.26	$40.37	$41.73	$41.79	$42.09	$42.17
Tangible book value per common share	$38.43	$38.47	$39.87	$39.86	$40.20	$40.19

The following table presents corrected balances to assets and liabilities related to Variable Interest Entities (VIEs) that are consolidated by the Company. The difference between total VIE assets and liabilities represents the Company’s interest in those entities, which were eliminated in consolidation. The assets of the consolidated VIEs will be used to settle the liabilities of those entities and, except for the Company’s interest in the VIEs, are generally not available to the creditors of CIT or any affiliates of CIT.

Assets
Interest bearing deposits, restricted	$650.9	$650.9	$615.1	$615.1	$745.3	$539.0
Assets held for sale	570.5	570.5	617.2	617.2	36.6	36.6
Total loans, net of allowance for loan losses	7,610.5	7,610.5	7,488.2	7,488.2	8,553.2	8,553.2
Operating lease equipment, net	4,427.1	4,427.1	4,251.3	4,251.3	4,247.4	4,247.4
Total assets	$13,259.0	$13,259.0	$12,971.8	$12,971.8	$13,582.5	$13,376.2
Liabilities
Beneficial interests issued by consolidated VIEs (classified as long-term borrowings)	$9,760.1	$9,760.1	$9,441.1	$9,441.1	$9,719.5	$9,719.5
Total liabilities	$9,760.1	$9,760.1	$9,441.1	$9,441.1	$9,719.5	$9,719.5

CIT ANNUAL REPORT 2012    151

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Unaudited
	At December 31, 2011		At September 30, 2011		At June 30, 2011		At March 31, 2011		At December 31, 2010
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Assets
Total cash and deposits	$7,435.6	$7,436.8	$6,889.5	$6,890.6	$7,361.4	$7,362.6	$5,718.9	$5,720.1	$11,204.2	$11,205.4
Investment securities(1)	1,250.6	1,257.8	772.2	779.4	3,032.4	3,041.1	6,466.8	6,474.5	378.3	383.9
Trading assets at fair value – derivatives	42.8	42.8	77.3	77.3	13.6	13.6	16.4	16.4	33.6	33.6
Assets held for sale	2,332.3	2,332.3	1,513.8	1,513.8	1,865.2	1,865.2	1,183.0	1,183.0	1,226.1	1,226.1
Loans(2)	19,885.5	19,905.9	21,817.4	21,838.2	22,271.9	22,291.5	23,794.4	23,814.0	24,628.6	24,648.4
Allowance for loan losses	(407.8)	(407.8)	(414.5)	(414.5)	(424.0)	(424.0)	(402.5)	(402.5)	(416.2)	(416.2)
Operating lease equipment, net(3)	11,991.6	12,006.4	11,188.8	11,203.8	10,919.1	10,934.2	11,039.2	11,054.4	11,139.8	11,155.0
Goodwill(4)	330.8	345.9	330.8	345.9	330.8	345.9	340.4	355.5	340.4	355.5
Intangible assets, net	63.6	63.6	73.5	73.5	84.1	84.1	99.1	99.1	119.2	119.2
Unsecured counterparty receivable	733.5	729.5	525.4	523.7	522.2	520.5	512.3	510.7	532.3	531.0
Other assets(5)	1,568.2	1,550.2	1,847.3	1,830.1	2,200.0	2,178.0	2,318.3	2,290.7	2,233.4	2,211.5
Total assets	$45,226.7	$45,263.4	$44,621.5	$44,661.8	$48,176.7	$48,212.7	$51,086.3	$51,115.9	$51,419.7	$51,453.4
Liabilities
Deposits	$6,193.7	$6,193.7	$4,958.5	$4,958.5	$4,428.1	$4,428.1	$4,288.2	$4,288.2	$4,536.2	$4,536.2
Trading liabilities at fair value – derivatives	66.2	66.2	93.5	93.5	230.6	230.6	205.4	205.4	126.3	126.3
Credit balances of factoring clients	1,225.5	1,225.5	1,093.5	1,093.5	1,075.7	1,075.7	1,101.5	1,101.5	935.3	935.3
Other liabilities(6)	2,562.2	2,584.2	2,532.8	2,548.0	2,553.8	2,556.7	2,754.4	2,748.2	2,872.2	2,879.5
Total long-term borrowings(3)	26,288.1	26,307.7	27,050.1	27,069.9	30,940.2	30,960.2	33,735.7	33,755.8	34,028.9	34,049.3
Total liabilities	36,335.7	36,377.3	35,728.4	35,763.4	39,228.4	39,251.3	42,085.2	42,099.1	42,498.9	42,526.6
Stockholders’ equity
Common stock	2.0	2.0	2.0	2.0	2.0	2.0	2.0	2.0	2.0	2.0
Paid-in capital	8,459.3	8,459.3	8,453.8	8,453.8	8,447.4	8,447.4	8,440.4	8,440.4	8,434.1	8,434.1
(Accumulated deficit)/ retained earnings(7)	532.1	517.7	488.5	481.4	521.3	520.5	571.0	575.1	505.4	502.9
Accumulated other comprehensive (loss) income(5)	(92.1)	(82.6)	(39.4)	(27.0)	(12.3)	1.6	(4.1)	7.5	(9.6)	(1.1)
Treasury stock, at cost	(12.8)	(12.8)	(12.5)	(12.5)	(11.5)	(11.5)	(9.9)	(9.9)	(8.8)	(8.8)
Total common stockholders’ equity	8,888.5	8,883.6	8,892.4	8,897.7	8,946.9	8,960.0	8,999.4	9,015.1	8,923.1	8,929.1
Noncontrolling interests	2.5	2.5	0.7	0.7	1.4	1.4	1.7	1.7	(2.3)	(2.3)
Total equity	8,891.0	8,886.1	8,893.1	8,898.4	8,948.3	8,961.4	9,001.1	9,016.8	8,920.8	8,926.8
Total liabilities and equity	$45,226.7	$45,263.4	$44,621.5	$44,661.8	$48,176.7	$48,212.7	$51,086.3	$51,115.9	$51,419.7	$51,453.4
Book Value Per Common Share
Book value per common share	$44.30	$44.27	$44.32	$44.35	$44.61	$44.67	$44.88	$44.96	$44.51	$44.54
Tangible book value per common share	$42.33	$42.23	$42.31	$42.26	$42.54	$42.53	$42.69	$42.69	$42.22	$42.17

The following table presents corrected balances to assets and liabilities related to Variable Interest Entities (VIEs) that are consolidated by the Company. The difference between total VIE assets and liabilities represents the Company’s interest in those entities, which were eliminated in consolidation. The assets of the consolidated VIEs will be used to settle the liabilities of those entities and, except for the Company’s interest in the VIEs, are generally not available to the creditors of CIT or any affiliates of CIT.

Assets
Interest bearing deposits, restricted	$753.2	$574.3	$695.3	$540.2	$876.0	$735.1	$919.8	$796.1	$1,042.7	$835.2
Assets held for sale	317.2	317.2	171.7	171.7	132.4	132.4	40.3	40.3	100.0	100.0
Total loans, net of allowance for loan losses	8,523.7	8,523.7	9,839.9	9,839.9	11,030.7	11,030.7	11,817.7	11,817.7	12,041.5	12,041.5
Operating lease equipment, net	4,285.4	4,285.4	2,947.9	2,947.9	2,974.6	2,974.6	2,870.7	2,870.7	2,900.0	2,900.0
Total assets	$13,879.5	$13,700.6	$13,654.8	$13,499.7	$15,013.7	$14,872.8	$15,648.5	$15,524.8	$16,084.2	$15,876.7
Liabilities
Beneficial interests issued by consolidated VIEs (classified as long-term borrowings)	$9,875.5	$9,875.5	$8,995.2	$8,995.2	$9,651.0	$9,651.0	$10,116.4	$10,116.4	$10,764.7	$10,764.7
Total liabilities	$9,875.5	$9,875.5	$8,995.2	$8,995.2	$9,651.0	$9,651.0	$10,116.4	$10,116.4	$10,764.7	$10,764.7

“As Reported” reflects balances reported in the December 31, 2011 Form 10-K and the March 31, 2012, June 30, 2012 and September 30, 2012 Form 10-Q’s.

“As Revised” reflects the corrected balances.

Item 8:  Financial Statements and Supplementary Data

152    CIT ANNUAL REPORT 2012

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet Corrections

(1)	Investment securities has been revised primarily to correct the accounting treatment for certain limited partnership investments.

(2)	Loans were revised to correct the accrual of certain loan origination costs not originally recognized.

(3)	Operating lease, net and long term borrowings were revised to reflect corrections for an operating lease and related borrowings in our Transportation Finance segment.

(4)	Revisions to Goodwill correspond to the recording of corrections that impacted pre December 2009 results. As required by Fresh Start Accounting, stockholders equity was stated at fair value at December 31, 2009 therefore the net effect of the aforementioned corrections was an adjustment to Goodwill.

(5)	Other assets and accumulated other comprehensive (loss) income were revised primarily to correct the amortization of premiums on certain derivatives entered into to hedge the Company’s foreign currency risk.

(6)	Other liabilities were revised primarily to correct the amortization of premiums on derivative hedges, reflect corrections in the first quarter of 2012 that pertain to our Vendor Finance business, primarily in Mexico, establish an indemnification reserve related to pre-emergence asset sales, and correct certain tax account reconciliation items.

(7)	(Accumulated deficit) retained earnings were revised due to the adjustments to net income.

CIT ANNUAL REPORT 2012    153

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS (dollars in millions, except per share data)

	Unaudited
	Nine Months Ended September 30, 2012			Six Months Ended June 30, 2012
	As Reported	Corrections	As Revised	As Reported	Corrections	As Revised
Interest income
Interest and fees on loans(1)	$1,171.2	$17.1	$1,188.3	$805.1	$15.7	$820.8
Interest and dividends on interest bearing deposits and investments	23.8	–	23.8	15.8	–	15.8
Total interest income	1,195.0	17.1	1,212.1	820.9	15.7	836.6
Interest expense
Interest on long-term borrowings(2)	(2,421.0)	0.2	(2,420.8)	(1,647.3)	4.1	(1,643.2)
Interest on deposits	(110.0)	–	(110.0)	(71.6)	–	(71.6)
Total interest expense	(2,531.0)	0.2	(2,530.8)	(1,718.9)	4.1	(1,714.8)
Net interest revenue	(1,336.0)	17.3	(1,318.7)	(898.0)	19.8	(878.2)
Provision for credit losses	(51.5)	–	(51.5)	(51.5)	–	(51.5)
Net interest revenue, after credit provision	(1,387.5)	17.3	(1,370.2)	(949.5)	19.8	(929.7)
Non-interest income
Rental income on operating leases(3)	1,329.2	3.4	1,332.6	884.8	2.0	886.8
Other income(4)	474.6	6.8	481.4	393.4	1.3	394.7
Total non-interest income	1,803.8	10.2	1,814.0	1,278.2	3.3	1,281.5
Other expenses
Depreciation on operating lease equipment(3)	(402.7)	(0.2)	(402.9)	(268.2)	(0.2)	(268.4)
Operating expenses(5)	(701.0)	14.7	(686.3)	(463.5)	12.4	(451.1)
Loss on debt extinguishments	(61.2)	–	(61.2)	(44.4)	–	(44.4)
Total other expenses	(1,164.9)	14.5	(1,150.4)	(776.1)	12.2	(763.9)
(Loss) income before provision for income taxes	(748.6)	42.0	(706.6)	(447.4)	35.3	(412.1)
Provision for income taxes(6)	(70.6)	(19.0)	(89.6)	(67.7)	(18.0)	(85.7)
Net (loss) income before attribution of noncontrolling interests	(819.2)	23.0	(796.2)	(515.1)	17.3	(497.8)
Net (income) loss attributable to noncontrolling interests, after tax	(2.9)	–	(2.9)	(2.1)	–	(2.1)
Net (loss) income	$(822.1)	$23.0	$(799.1)	$(517.2)	$17.3	$(499.9)
Basic earnings per common share	$(4.09)	$0.11	$(3.98)	$(2.57)	$0.09	$(2.49)
Diluted earnings per common share	$(4.09)	$0.11	$(3.98)	$(2.57)	$0.09	$(2.49)
Average number of common shares – basic (thousands)	200,877	–	200,877	200,857	–	200,857
Average number of common shares – diluted (thousands)	200,877	–	200,877	200,857	–	200,857

Item 8:  Financial Statements and Supplementary Data

154    CIT ANNUAL REPORT 2012

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

				Unaudited
	Year Ended December 31, 2011			Nine Months Ended September 30, 2011			Six Months Ended June 30, 2011
	As Reported	Corrections	As Revised	As Reported	Corrections	As Revised	As Reported	Corrections	As Revised
Interest income
Interest and fees on loans(1)	$2,198.8	$(4.9)	$2,193.9	$1,715.6	$(3.8)	$1,711.8	$1,221.4	$(2.3)	$1,219.1
Interest and dividends on interest bearing deposits and investments	34.8	–	34.8	25.6	–	25.6	17.0	–	17.0
Total interest income	2,233.6	(4.9)	2,228.7	1,741.2	(3.8)	1,737.4	1,238.4	(2.3)	1,236.1
Interest expense
Interest on long-term borrowings(2)	(2,683.4)	0.2	(2,683.2)	(2,030.2)	4.1	(2,026.1)	(1,455.5)	3.9	(1,451.6)
Interest on deposits	(111.2)	–	(111.2)	(77.9)	–	(77.9)	(49.5)	–	(49.5)
Total interest expense	(2,794.6)	0.2	(2,794.4)	(2,108.1)	4.1	(2,104.0)	(1,505.0)	3.9	(1,501.1)
Net interest revenue	(561.0)	(4.7)	(565.7)	(366.9)	0.3	(366.6)	(266.6)	1.6	(265.0)
Provision for credit losses	(269.7)	–	(269.7)	(253.9)	–	(253.9)	(206.5)	–	(206.5)
Net interest revenue, after credit provision	(830.7)	(4.7)	(835.4)	(620.8)	0.3	(620.5)	(473.1)	1.6	(471.5)
Non-interest income
Rental income on operating leases(3)	1,665.7	1.8	1,667.5	1,238.1	1.4	1,239.5	829.1	1.0	830.1
Other income(4)	956.0	(3.2)	952.8	746.6	0.2	746.8	503.8	1.0	504.8
Total non-interest income	2,621.7	(1.4)	2,620.3	1,984.7	1.6	1,986.3	1,332.9	2.0	1,334.9
Other expenses
Depreciation on operating lease equipment(3)	(574.8)	(0.3)	(575.1)	(437.7)	(0.3)	(438.0)	(313.4)	(0.2)	(313.6)
Operating expenses(5)	(891.2)	(5.4)	(896.6)	(669.8)	(4.3)	(674.1)	(443.4)	(3.2)	(446.6)
Loss on debt extinguishments	(134.8)	–	(134.8)	(146.6)	–	(146.6)	–	–	–
Total other expenses	(1,600.8)	(5.7)	(1,606.5)	(1,254.1)	(4.6)	(1,258.7)	(756.8)	(3.4)	(760.2)
(Loss) income before provision for income taxes	190.2	(11.8)	178.4	109.8	(2.7)	107.1	103.0	0.2	103.2
Provision for income taxes(6)	(158.5)	(0.1)	(158.6)	(123.8)	(1.9)	(125.7)	(83.6)	1.5	(82.1)
Net (loss) income before attribution of noncontrolling interests	31.7	(11.9)	19.8	(14.0)	(4.6)	(18.6)	19.4	1.7	21.1
Net (income) loss attributable to noncontrolling interests, after tax	(5.0)	–	(5.0)	(2.9)	–	(2.9)	(3.5)	–	(3.5)
Net (loss) income	$26.7	$(11.9)	$14.8	$(16.9)	$(4.6)	$(21.5)	$15.9	$1.7	$17.6
Basic earnings per common share	$0.13	$(0.06)	$0.07	$(0.08)	$(0.03)	$(0.11)	$0.08	$0.01	$0.09
Diluted earnings per common share	$0.13	$(0.06)	$0.07	$(0.08)	$(0.03)	$(0.11)	$0.08	$0.01	$0.09
Average number of common shares – basic (thousands)	200,678	–	200,678	200,659	–	200,659	200,631	–	200,631
Average number of common shares – diluted (thousands)	200,815	–	200,815	200,659	–	200,659	200,893	–	200,893

CIT ANNUAL REPORT 2012    155

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Unaudited
	Quarter Ended September 30, 2012			Quarter Ended June 30, 2012			Quarter Ended March 31, 2012
	As Reported	Corrections	As Revised	As Reported	Corrections	As Revised	As Reported	Corrections	As Revised
Interest income
Interest and fees on loans(1)	$366.1	$1.4	$367.5	$401.3	$1.0	$402.3	$403.8	$14.7	$418.5
Interest and dividends on interest bearing deposits and investments	8.0	–	8.0	8.0	–	8.0	7.8	–	7.8
Total interest income	374.1	1.4	375.5	409.3	1.0	410.3	411.6	14.7	426.3
Interest expense
Interest on long-term borrowings(2)	(773.7)	(3.9)	(777.6)	(603.9)	5.0	(598.9)	(1,043.4)	(0.9)	(1,044.3)
Interest on deposits	(38.4)	–	(38.4)	(35.3)	–	(35.3)	(36.3)	–	(36.3)
Total interest expense	(812.1)	(3.9)	(816.0)	(639.2)	5.0	(634.2)	(1,079.7)	(0.9)	(1,080.6)
Net interest revenue	(438.0)	(2.5)	(440.5)	(229.9)	6.0	(223.9)	(668.1)	13.8	(654.3)
Provision for credit losses	–	–	–	(8.9)	–	(8.9)	(42.6)	–	(42.6)
Net interest revenue, after credit provision	(438.0)	(2.5)	(440.5)	(238.8)	6.0	(232.8)	(710.7)	13.8	(696.9)
Non-interest income
Rental income on operating leases(3)	444.4	1.4	445.8	445.5	0.7	446.2	439.3	1.3	440.6
Other income(4)	81.2	5.5	86.7	144.0	(4.6)	139.4	249.4	5.9	255.3
Total non-interest income	525.6	6.9	532.5	589.5	(3.9)	585.6	688.7	7.2	695.9
Other expenses
Depreciation on operating lease equipment(3)	(134.5)	–	(134.5)	(130.7)	(0.1)	(130.8)	(137.5)	(0.1)	(137.6)
Operating expenses(5)	(237.5)	2.3	(235.2)	(240.2)	13.4	(226.8)	(223.3)	(1.0)	(224.3)
Loss on debt extinguishments	(16.8)	–	(16.8)	(21.5)	–	(21.5)	(22.9)	–	(22.9)
Total other expenses	(388.8)	2.3	(386.5)	(392.4)	13.3	(379.1)	(383.7)	(1.1)	(384.8)
(Loss) income before provision for income taxes	(301.2)	6.7	(294.5)	(41.7)	15.4	(26.3)	(405.7)	19.9	(385.8)
Provision for income taxes(6)	(2.9)	(1.0)	(3.9)	(27.8)	(17.6)	(45.4)	(39.9)	(0.4)	(40.3)
Net (loss) income before attribution of noncontrolling interests	(304.1)	5.7	(298.4)	(69.5)	(2.2)	(71.7)	(445.6)	19.5	(426.1)
Net (income) loss attributable to noncontrolling interests, after tax	(0.8)	–	(0.8)	(1.2)	–	(1.2)	(0.9)	–	(0.9)
Net (loss) income	$(304.9)	$5.7	$(299.2)	$(70.7)	$(2.2)	$(72.9)	$(446.5)	$19.5	$(427.0)
Basic earnings per common share	$(1.52)	$0.03	$(1.49)	$(0.35)	$(0.01)	$(0.36)	$(2.22)	$0.09	$(2.13)
Diluted earnings per common share	$(1.52)	$0.03	$(1.49)	$(0.35)	$(0.01)	$(0.36)	$(2.22)	$0.09	$(2.13)
Average number of common shares – basic (thousands)	200,917	–	200,917	200,901	–	200,901	200,812	–	200,812
Average number of common shares – diluted (thousands)	200,917	–	200,917	200,901	–	200,901	200,812	–	200,812

Item 8:  Financial Statements and Supplementary Data

156    CIT ANNUAL REPORT 2012

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Unaudited
	Quarter Ended December 31, 2011			Quarter Ended September 30, 2011
	As Reported	Corrections	As Revised	As Reported	Corrections	As Revised
Interest income
Interest and fees on loans(1)	$483.2	$(1.1)	$482.1	$494.2	$(1.5)	$492.7
Interest and dividends on interest bearing deposits and investments	9.2	–	9.2	8.6	–	8.6
Total interest income	492.4	(1.1)	491.3	502.8	(1.5)	501.3
Interest expense
Interest on long-term borrowings(2)	(653.2)	(3.9)	(657.1)	(574.7)	0.2	(574.5)
Interest on deposits	(33.3)	–	(33.3)	(28.4)	–	(28.4)
Total interest expense	(686.5)	(3.9)	(690.4)	(603.1)	0.2	(602.9)
Net interest revenue	(194.1)	(5.0)	(199.1)	(100.3)	(1.3)	(101.6)
Provision for credit losses	(15.8)	–	(15.8)	(47.4)	–	(47.4)
Net interest revenue, after credit provision	(209.9)	(5.0)	(214.9)	(147.7)	(1.3)	(149.0)
Non-interest income
Rental income on operating leases(3)	427.6	0.4	428.0	409.0	0.4	409.4
Other income(4)	209.4	(3.4)	206.0	242.8	(0.8)	242.0
Total non-interest income	637.0	(3.0)	634.0	651.8	(0.4)	651.4
Other expenses
Depreciation on operating lease equipment(3)	(137.1)	–	(137.1)	(124.3)	(0.1)	(124.4)
Operating expenses(5)	(221.4)	(1.1)	(222.5)	(226.4)	(1.1)	(227.5)
Loss on debt extinguishments	11.8	–	11.8	(146.6)	–	(146.6)
Total other expenses	(346.7)	(1.1)	(347.8)	(497.3)	(1.2)	(498.5)
(Loss) income before provision for income taxes	80.4	(9.1)	71.3	6.8	(2.9)	3.9
Provision for income taxes(6)	(34.7)	1.8	(32.9)	(40.2)	(3.4)	(43.6)
Net (loss) income before attribution of noncontrolling interests	45.7	(7.3)	38.4	(33.4)	(6.3)	(39.7)
Net (income) loss attributable to noncontrolling interests, after tax	(2.1)	–	(2.1)	0.6	–	0.6
Net (loss) income	$43.6	$(7.3)	$36.3	$(32.8)	$(6.3)	$(39.1)
Basic earnings per common share	$0.22	$(0.04)	$0.18	$(0.16)	$(0.03)	$(0.19)
Diluted earnings per common share	$0.22	$(0.04)	$0.18	$(0.16)	$(0.03)	$(0.19)
Average number of common shares – basic (thousands)	200,729	–	200,729	200,714	–	200,714
Average number of common shares – diluted (thousands)	200,740	–	200,740	200,714	–	200,714

CIT ANNUAL REPORT 2012    157

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Unaudited
	Quarter Ended June 30, 2011			Quarter Ended March 31, 2011
	As Reported	Corrections	As Revised	As Reported	Corrections	As Revised
Interest income
Interest and fees on loans(1)	$591.0	$(1.1)	$589.9	$630.4	$(1.2)	$629.2
Interest and dividends on interest bearing deposits and investments	8.6	–	8.6	8.4	–	8.4
Total interest income	599.6	(1.1)	598.5	638.8	(1.2)	637.6
Interest expense
Interest on long-term borrowings(2)	(781.3)	1.0	(780.3)	(674.2)	2.9	(671.3)
Interest on deposits	(25.1)	–	(25.1)	(24.4)	–	(24.4)
Total interest expense	(806.4)	1.0	(805.4)	(698.6)	2.9	(695.7)
Net interest revenue	(206.8)	(0.1)	(206.9)	(59.8)	1.7	(58.1)
Provision for credit losses	(84.1)	–	(84.1)	(122.4)	–	(122.4)
Net interest revenue, after credit provision	(290.9)	(0.1)	(291.0)	(182.2)	1.7	(180.5)
Non-interest income
Rental income on operating leases(3)	420.2	0.4	420.6	408.9	0.6	409.5
Other income(4)	233.4	(0.3)	233.1	270.4	1.3	271.7
Total non-interest income	653.6	0.1	653.7	679.3	1.9	681.2
Other expenses
Depreciation on operating lease equipment(3)	(153.2)	(0.1)	(153.3)	(160.2)	(0.1)	(160.3)
Operating expenses(5)	(238.5)	(1.8)	(240.3)	(204.9)	(1.4)	(206.3)
Loss on debt extinguishments	–	–	–	–	–	–
Total other expenses	(391.7)	(1.9)	(393.6)	(365.1)	(1.5)	(366.6)
(Loss) income before provision for income taxes	(29.0)	(1.9)	(30.9)	132.0	2.1	134.1
Provision for income taxes(6)	(21.4)	(3.0)	(24.4)	(62.2)	4.5	(57.7)
Net (loss) income before attribution of noncontrolling interests	(50.4)	(4.9)	(55.3)	69.8	6.6	76.4
Net (income) loss attributable to noncontrolling interests, after tax	0.7	–	0.7	(4.2)	–	(4.2)
Net (loss) income	$(49.7)	$(4.9)	$(54.6)	$65.6	$6.6	$72.2
Basic earnings per common share	$(0.25)	$(0.02)	$(0.27)	$0.33	$0.03	$0.36
Diluted earnings per common share	$(0.25)	$(0.02)	$(0.27)	$0.33	$0.03	$0.36
Average number of common shares – basic (thousands)	200,658	–	200,658	200,605	–	200,605
Average number of common shares – diluted (thousands)	200,658	–	200,658	200,933	–	200,933

“As Reported” reflects balances reported in the December 31, 2011 Form 10-K and the March 31, 2012, June 30, 2012 and September 30, 2012 Form 10-Q’s.

“Corrections” reflect changes to originally reported balances and are described below.

“As Revised” reflects the corrected balances.

Income Statement Corrections

(1)	Interest and fees on loans have been revised primarily to reflect corrections in the 2012 first quarter that pertain to our Vendor Finance business, primarily in Mexico.

(2)	Interest on long-term borrowings has been revised primarily to correct the amortization of premiums on certain derivatives entered into to hedge the Company’s foreign currency risk, and to correct the amortization of capitalized debt costs relating to a particular financing structure.

(3)	Rental income on operating leases and depreciation were revised primarily to reflect corrections to the accounting for an operating lease in our Transportation Finance segment.

(4)	Other income has been revised to correct the Company’s accretion of the unsecured counterparty receivable, correcting the accounting treatment for certain limited partnership investments and corrections related to the Mexican portfolio.

Item 8:  Financial Statements and Supplementary Data

158    CIT ANNUAL REPORT 2012

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)	Operating expenses have been revised primarily relating to a $14 million correction in the 2012 second quarter for the establishment of an indemnification reserve related to pre-emergence asset sales.

(6)	Provision for income taxes has been revised primarily relating to a $16 million correction in the 2012 second quarter for certain foreign tax accruals relating to Mexico, corrections arising from tax account reconciliations and the tax impact of recording the aforementioned corrections.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)*

*	Except December 31, 2011 and 2010

	Common Stock	Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Minority Interests	Total Equity
December 31, 2010 (revised)	$2.0	$8,434.1	$502.9	$(1.1)	$(8.8)	$(2.3)	$8,926.8
Net income (loss)			72.2			4.2	76.4
Other comprehensive loss, net of tax				8.6			8.6
Amortization of restricted stock, stock option and performance shares expenses		6.3			(1.1)		5.2
Distribution of earnings and capital						(0.2)	(0.2)
March 31, 2011 (revised)	2.0	8,440.4	575.1	7.5	(9.9)	1.7	9,016.8
Net income (loss)			(54.6)			(0.7)	(55.3)
Other comprehensive loss, net of tax				(5.9)			(5.9)
Amortization of restricted stock and stock option expenses		7.0			(1.6)		5.4
Distribution of earnings and capital						0.4	0.4
June 30, 2011 (revised)	2.0	8,447.4	520.5	1.6	(11.5)	1.4	8,961.4
Net income (loss)			(39.1)			(0.6)	(39.7)
Other comprehensive loss, net of tax				(28.6)			(28.6)
Amortization of restricted stock and stock option expenses		6.1			(1.0)		5.1
Employee stock purchase plan		0.3					0.3
Distribution of earnings and capital						(0.1)	(0.1)
September 30, 2011 (revised)	2.0	8,453.8	481.4	(27.0)	(12.5)	0.7	8,898.4
Net income (loss)			36.3			2.1	38.4
Other comprehensive loss, net of tax				(55.6)			(55.6)
Amortization of restricted stock and stock option expenses		5.2			(0.3)		4.9
Employee stock purchase plan		0.3					0.3
Distribution of earnings and capital						(0.3)	(0.3)
December 31, 2011 (revised)	2.0	8,459.3	517.7	(82.6)	(12.8)	2.5	8,886.1
Net income (loss)			(427.0)			0.9	(426.1)
Other comprehensive loss, net of tax				2.3			2.3
Amortization of restricted stock, stock option and performance shares expenses		12.1			(3.7)		8.4
Employee stock purchase plan		0.3					0.3
Distribution of earnings and capital						(0.3)	(0.3)
March 31, 2012 (revised)	2.0	8,471.7	90.7	(80.3)	(16.5)	3.1	8,470.7
Net income (loss)			(72.9)			1.2	(71.7)
Other comprehensive loss, net of tax				(10.7)			(10.7)
Amortization of restricted stock, stock option and performance shares expenses		9.5			–		9.5
Employee stock purchase plan		0.3					0.3
Distribution of earnings and capital						(0.2)	(0.2)
June 30, 2012 (revised)	$2.0	$8,481.5	$17.8	$(91.0)	$(16.5)	$4.1	$8,397.9

CIT ANNUAL REPORT 2012    159

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Common Stock	Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Minority Interests	Total Equity
June 30, 2012 (revised)	$2.0	$8,481.5	$17.8	$(91.0)	$(16.5)	$4.1	$8,397.9
Net income (loss)			(299.2)			0.8	(298.4)
Other comprehensive loss, net of tax				5.0			5.0
Amortization of restricted stock, stock option and performance shares expenses		9.2			(0.2)		9.0
Employee stock purchase plan		0.3					0.3
September 30, 2012 (revised)	$2.0	$8,491.0	$(281.4)	$(86.0)	$(16.7)	$4.9	$8,113.8

Item 8:  Financial Statements and Supplementary Data

160    CIT ANNUAL REPORT 2012

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows (Unaudited) (dollars in millions)

	Unaudited
	Nine Months Ended September 30, 2012		Six Months Ended June 30, 2012		Quarter Ended March 31, 2012
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Cash Flows From Operations
Net loss	$(822.1)	$(799.1)	$(517.2)	$(499.9)	$(446.5)	$(427.0)
Adjustments to reconcile net loss to net cash flows from operations:
Provision for credit losses	51.5	51.5	51.5	51.5	42.6	42.6
Net depreciation, amortization and (accretion)	1,712.8	1,733.3	1,104.5	1,127.5	750.7	750.2
Net gains on equipment, receivable and investment sales	(271.0)	(271.0)	(228.0)	(228.0)	(181.6)	(181.6)
Loss on debt extinguishments	21.1	21.1	10.5	10.5	–	–
Provision for deferred income taxes	5.9	22.8	6.7	22.0	13.0	13.0
(Increase) decrease in finance receivables held for sale	(45.5)	(45.5)	(36.9)	(36.9)	(22.6)	(22.6)
(Increase) decrease in other assets	(157.1)	(174.3)	77.0	67.5	(127.7)	(137.0)
Decrease in accrued liabilities and payables	(117.2)	(161.6)	(156.7)	(202.8)	(14.6)	(24.3)
Net cash flows provided by operations	378.4	377.2	311.4	311.4	13.3	13.3
Cash Flows From Investing Activities
Loans originated and purchased	(13,312.5)	(13,362.6)	(9,460.3)	(9,510.4)	(5,301.9)	(5,352.0)
Principal collections of loans	11,538.2	11,695.4	8,150.1	8,250.2	4,413.3	4,463.4
Purchases of investment securities	(13,961.2)	(13,961.2)	(8,286.6)	(8,286.6)	(4,310.0)	(4,310.0)
Proceeds from maturities of investment securities	14,255.2	14,255.2	8,376.2	8,376.2	4,246.8	4,246.8
Proceeds from asset and receivable sales	3,404.6	3,404.6	2,978.1	2,978.1	1,362.0	1,362.0
Purchases of assets to be leased and other equipment	(1,228.0)	(1,228.0)	(807.4)	(807.4)	(226.0)	(226.0)
Net increase in short-term factoring receivables	5.8	5.8	(2.9)	(2.9)	(78.1)	(78.1)
Change in restricted cash	(213.9)	(212.7)	(123.9)	(123.9)	(37.8)	(37.8)
Net cash flows provided by investing activities	488.2	596.5	823.3	873.3	68.3	68.3
Cash Flows From Financing Activities
Proceeds from the issuance of term debt	12,786.6	12,679.5	8,730.3	8,680.3	5,132.0	5,132.0
Repayments of term debt	(17,509.3)	(17,509.3)	(12,383.2)	(12,383.2)	(7,016.8)	(7,016.8)
Net increase in deposits	2,522.9	2,522.9	977.6	977.6	625.4	625.4
Collection of security deposits and maintenance funds	408.9	408.9	257.2	257.2	128.3	128.3
Use of security deposits and maintenance funds	(269.7)	(269.7)	(182.9)	(182.9)	(87.8)	(87.8)
Net cash flows used in financing activities	(2,060.6)	(2,167.7)	(2,601.0)	(2,651.0)	(1,218.9)	(1,218.9)
Decrease in cash and cash equivalents	(1,194.0)	(1,194.0)	(1,466.3)	(1,466.3)	(1,137.3)	(1,137.3)
Unrestricted cash and cash equivalents, beginning of period	6,565.7	6,565.7	6,565.7	6,565.7	6,565.7	6,565.7
Unrestricted cash and cash equivalents, end of period	$5,371.7	$5,371.7	$5,099.4	$5,099.4	$5,428.4	$5,428.4

CIT ANNUAL REPORT 2012    161

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Audited		Unaudited
	Twelve Months Ended December 31, 2011		Nine Months Ended September 30, 2011		Six Months Ended June 30, 2011		Quarter Ended March 31, 2011
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Cash Flows From Operations
Net loss	$26.7	$14.8	$(16.9)	$(21.5)	$15.9	$17.6	$65.6	$72.2
Adjustments to reconcile net loss to net cash flows from operations:
Provision for credit losses	269.7	269.7	253.9	253.9	206.5	206.5	122.4	122.4
Net depreciation, amortization and (accretion)	752.0	751.8	415.7	415.0	329.2	329.5	121.1	121.4
Net gains on equipment, receivable and investment sales	(502.5)	(502.5)	(384.8)	(384.8)	(252.6)	(252.6)	(135.4)	(135.4)
Loss on debt extinguishments	109.8	109.8	121.6	121.6	–	–	–	–
Provision for deferred income taxes	56.5	57.0	31.4	29.9	12.6	10.8	17.9	17.3
(Increase) decrease in finance receivables held for sale	46.9	46.9	12.9	12.9	7.2	7.2	(1.8)	(1.8)
(Increase) decrease in other assets	537.7	503.3	272.1	244.9	65.1	46.8	(35.9)	(46.0)
Decrease in accrued liabilities and payables	(440.8)	(394.8)	(305.4)	(271.4)	(128.1)	(110.0)	(20.6)	(16.8)
Net cash flows provided by operations	856.0	856.0	400.5	400.5	255.8	255.8	133.3	133.3
Cash Flows From Investing Activities
Loans originated and purchased	(20,576.2)	(20,576.2)	(15,225.4)	(15,225.4)	(10,611.8)	(10,611.8)	(4,652.2)	(4,652.2)
Principal collections of loans	21,670.7	21,670.7	16,719.8	16,719.8	11,713.6	11,713.6	5,393.5	5,393.5
Purchases of investment securities	(14,971.8)	(14,971.8)	(13,928.4)	(13,928.4)	(12,633.4)	(12,633.4)	(6,125.5)	(6,125.5)
Proceeds from maturities of investment securities	14,085.9	14,085.9	13,512.2	13,512.2	9,956.2	9,956.2	–	–
Proceeds from asset and receivable sales	4,315.7	4,315.7	2,524.0	2,524.0	1,681.4	1,681.4	860.6	860.6
Purchases of assets to be leased and other equipment	(2,136.9)	(2,136.9)	(1,080.5)	(1,080.5)	(546.5)	(546.5)	(328.4)	(328.4)
Net increase in short-term factoring receivables	196.8	196.8	(39.2)	(39.2)	(26.4)	(26.4)	(73.3)	(73.3)
Change in restricted cash	1,683.9	1,683.9	528.0	528.0	128.0	128.0	1,210.1	1,210.1
Net cash flows provided by investing activities	4,268.1	4,268.1	3,010.5	3,010.5	(338.9)	(338.9)	(3,715.2)	(3,715.2)
Cash Flows From Financing Activities
Proceeds from the issuance of term debt	6,680.5	6,680.5	4,876.1	4,876.1	2,692.8	2,692.8	2,354.5	2,354.5
Repayments of term debt	(15,626.3)	(15,626.3)	(12,581.6)	(12,581.6)	(6,285.2)	(6,285.2)	(2,844.4)	(2,844.4)
Net increase in deposits	1,680.9	1,680.9	441.6	441.6	(94.0)	(94.0)	(233.6)	(233.6)
Collection of security deposits and maintenance funds	554.6	554.6	418.3	418.3	264.4	264.4	125.8	125.8
Use of security deposits and maintenance funds	(498.5)	(498.5)	(352.1)	(352.1)	(209.7)	(209.7)	(95.6)	(95.6)
Net cash flows used in financing activities	(7,208.8)	(7,208.8)	(7,197.7)	(7,197.7)	(3,631.7)	(3,631.7)	(693.3)	(693.3)
Decrease in cash and cash equivalents	(2,084.7)	(2,084.7)	(3,786.7)	(3,786.7)	(3,714.8)	(3,714.8)	(4,275.2)	(4,275.2)
Unrestricted cash and cash equivalents, beginning of period	8,650.4	8,650.4	8,650.4	8,650.4	8,650.4	8,650.4	8,650.4	8,650.4
Unrestricted cash and cash equivalents, end of period	$6,565.7	$6,565.7	$4,863.7	$4,863.7	$4,935.6	$4,935.6	$4,375.2	$4,375.2

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

Item 8:  Financial Statements and Supplementary Data

162    CIT ANNUAL REPORT 2012

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REGULATORY CAPITAL

	CIT Group Inc.
	Unaudited				Unaudited
	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
	Revised	Revised	Revised	Revised	Revised	Revised	Revised
Tier 1 Capital
Total stockholders’ equity	$8,108.9	$8,393.8	$8,467.6	$8,883.6	$8,897.7	$8,960.0	$9,015.1
Effect of certain items in accumulated other comprehensive loss excluded from Tier 1 Capital	51.5	52.4	53.0	54.3	(2.6)	(9.5)	(2.0)
Adjusted total equity	8,160.4	8,446.2	8,520.6	8,937.9	8,895.1	8,950.5	9,013.1
Less: Goodwill(1)	(353.2)	(353.2)	(353.2)	(353.2)	(353.2)	(355.6)	(361.6)
Disallowed intangible assets(1)	(38.6)	(43.6)	(55.6)	(63.6)	(73.5)	(84.1)	(99.1)
Investment in certain subsidiaries	(34.7)	(37.8)	(38.5)	(36.6)	(32.6)	(35.3)	(34.4)
Other Tier 1 components(2)	(64.3)	(65.7)	(64.2)	(58.6)	(66.4)	(63.4)	(59.4)
Tier 1 Capital	7,669.6	7,945.9	8,009.1	8,425.9	8,369.4	8,412.1	8,458.6
Tier 2 Capital
Qualifying allowance for credit losses and other reserves(3)	420.2	435.8	445.7	429.9	437.0	439.3	415.3
Less: Investment in certain subsidiaries	(34.7)	(37.8)	(38.5)	(36.6)	(32.6)	(35.3)	(34.4)
Other Tier 2 components(4)	0.7	–	–	–	0.1	2.6	0.2
Total qualifying capital	$8,055.8	$8,343.9	$8,416.3	$8,819.2	$8,773.9	$8,818.7	$8,839.7
Risk-weighted assets	$45,929.1	$44,251.2	$45,531.5	$44,824.1	$44,734.2	$44,138.8	$42,214.9
Total Capital (to risk-weighted assets):
Actual	17.5%	18.9%	18.5%	19.7%	19.6%	20.0%	20.9%
Required Ratio for Capital Adequacy Purposes(5)	13.0%	13.0%	13.0%	13.0%	13.0%	13.0%	13.0%
Tier 1 Capital (to risk-weighted assets):
Actual	16.7%	18.0%	17.6%	18.8%	18.7%	19.1%	20.0%
Required Ratio for Capital Adequacy Purposes	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%
Tier 1 Leverage Ratio:
Actual	17.4%	18.5%	17.9%	18.8%	17.8%	17.0%	17.3%
Required Ratio for Capital Adequacy Purposes	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%

(1)	Goodwill and disallowed intangible assets adjustments also reflect the portion included within assets held for sale.

(2)	Includes the portion of net deferred tax assets that does not qualify for inclusion in Tier 1 capital based on the capital guidelines, the Tier 1 capital charge for nonfinancial equity investments and the Tier 1 capital deduction for net unrealized losses on available-for-sale marketable securities (net of tax).

(3)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit, and deferred purchase agreements, all of which are recorded in Other Liabilities.

(4)	Banking organizations are permitted to include in Tier 2 Capital up to 45% of net unrealized pretax gains on available-for-sale equity securities with readily determinable fair values.

(5)	The Company committed to maintaining the capital ratio above regulatory minimum levels.

CIT ANNUAL REPORT 2012    163

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BUSINESS SEGMENT INFORMATION

The following tables present the impacts of revising prior period segment balances.

	Unaudited
	Nine Months Ended September 30, 2012			Quarter Ended September 30, 2012			Six Months Ended June 30, 2012
	As Reported	Corrections(1)	As Revised	As Reported	Corrections(1)	As Revised	As Reported	Corrections(1)	As Revised
Corporate Finance(2)
Total interest income	$487.0	$–	$487.0	$140.1	$–	$140.1	$346.9	$–	$346.9
Total interest expense	(496.0)	–	(496.0)	(146.9)	–	(146.9)	(349.1)	–	(349.1)
Provision for credit losses	(8.4)	–	(8.4)	22.0	–	22.0	(30.4)	–	(30.4)
Rental income on operating leases	6.8	–	6.8	1.7	–	1.7	5.1	–	5.1
Other income	302.3	0.9	303.2	24.6	1.7	26.3	277.7	(0.8)	276.9
Depreciation on operating lease equipment	(3.3)	–	(3.3)	(1.0)	–	(1.0)	(2.3)	–	(2.3)
Other expenses	(193.9)	–	(193.9)	(65.8)	–	(65.8)	(128.1)	–	(128.1)
Income (loss) before provision for income taxes	$94.5	$0.9	$95.4	$(25.3)	$1.7	$(23.6)	$119.8	$(0.8)	$119.0
Transportation Finance
Total interest income	$103.6	$–	$103.6	$34.1	$–	$34.1	$69.5	$–	$69.5
Total interest expense	(1,122.0)	0.3	(1,121.7)	(374.7)	(0.4)	(375.1)	(747.3)	0.7	(746.6)
Provision for credit losses	(16.6)	–	(16.6)	(8.9)	–	(8.9)	(7.7)	–	(7.7)
Rental income on operating leases	1,143.8	2.2	1,146.0	386.2	0.7	386.9	757.6	1.5	759.1
Other income	46.2	(0.8)	45.4	18.4	–	18.4	27.8	(0.8)	27.0
Depreciation on operating lease equipment	(316.1)	(0.2)	(316.3)	(106.3)	–	(106.3)	(209.8)	(0.2)	(210.0)
Other expenses	(132.0)	–	(132.0)	(43.5)	–	(43.5)	(88.5)	–	(88.5)
Income (loss) before provision for income taxes	$(293.1)	$1.5	$(291.6)	$(94.7)	$0.3	$(94.4)	$(198.4)	$1.2	$(197.2)
Trade Finance
Total interest income	$43.6	$–	$43.6	$15.0	$–	$15.0	$28.6	$–	$28.6
Total interest expense	(74.2)	–	(74.2)	(24.1)	–	(24.1)	(50.1)	–	(50.1)
Provision for credit losses	(5.9)	–	(5.9)	(4.3)	–	(4.3)	(1.6)	–	(1.6)
Other income	108.6	–	108.6	39.0	–	39.0	69.6	–	69.6
Other expenses	(89.2)	–	(89.2)	(28.8)	–	(28.8)	(60.4)	–	(60.4)
Income (loss) before provision for income taxes	$(17.1)	$–	$(17.1)	$(3.2)	$–	$(3.2)	$(13.9)	$–	$(13.9)
Vendor Finance(2)
Total interest income	$403.2	$17.1	$420.3	$135.1	$1.4	$136.5	$268.1	$15.7	$283.8
Total interest expense	(419.4)	–	(419.4)	(122.7)	–	(122.7)	(296.7)	–	(296.7)
Provision for credit losses	(20.1)	–	(20.1)	(8.8)	–	(8.8)	(11.3)	–	(11.3)
Rental income on operating leases	178.6	1.2	179.8	56.5	0.7	57.2	122.1	0.5	122.6
Other income	0.3	7.1	7.4	(2.9)	3.8	0.9	3.2	3.3	6.5
Depreciation on operating lease equipment	(83.3)	–	(83.3)	(27.2)	–	(27.2)	(56.1)	–	(56.1)
Other expenses	(241.5)	2.1	(239.4)	(87.0)	3.5	(83.5)	(154.5)	(1.4)	(155.9)
Income (loss) before provision for income taxes	$(182.2)	$27.5	$(154.7)	$(57.0)	$9.4	$(47.6)	$(125.2)	$18.1	$(107.1)
Consumer
Total interest income	$143.6	$–	$143.6	$44.9	$–	$44.9	$98.7	$–	$98.7
Total interest expense	(134.9)	–	(134.9)	(43.0)	–	(43.0)	(91.9)	–	(91.9)
Provision for credit losses	(0.5)	–	(0.5)	–	–	–	(0.5)	–	(0.5)
Other income	21.4	(0.3)	21.1	1.2	–	1.2	20.2	(0.3)	19.9
Other expenses	(30.4)	–	(30.4)	(10.0)	–	(10.0)	(20.4)	–	(20.4)
Income (loss) before provision for income taxes	$(0.8)	$(0.3)	$(1.1)	$(6.9)	$–	$(6.9)	$6.1	$(0.3)	$5.8
Corporate and Other
Total interest income	$14.0	$–	$14.0	$4.9	$–	$4.9	$9.1	$–	$9.1
Total interest expense	(284.5)	(0.1)	(284.6)	(100.7)	(3.5)	(104.2)	(183.8)	3.4	(180.4)
Other income	(4.2)	(0.1)	(4.3)	0.9	–	0.9	(5.1)	(0.1)	(5.2)
Operating expenses / loss on debt extinguishments	(75.2)	12.6	(62.6)	(19.2)	(1.2)	(20.4)	(56.0)	13.8	(42.2)
Income (loss) before provision for income taxes	$(349.9)	$12.4	$(337.5)	$(114.1)	$(4.7)	$(118.8)	$(235.8)	$17.1	$(218.7)

Item 8:  Financial Statements and Supplementary Data

164    CIT ANNUAL REPORT 2012

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Unaudited
	Quarter Ended June 30, 2012			Quarter Ended March 31, 2012
	As Reported	Corrections(1)	As Revised	As Reported	Corrections(1)	As Revised
Corporate Finance
Total interest income	$171.1	$–	$171.1	$175.8	$–	$175.8
Total interest expense	(130.9)	–	(130.9)	(218.2)	–	(218.2)
Provision for credit losses	(7.7)	–	(7.7)	(22.7)	–	(22.7)
Rental income on operating leases	2.3	–	2.3	2.8	–	2.8
Other income	76.7	(3.3)	73.4	201.0	2.5	203.5
Depreciation on operating lease equipment	(1.2)	–	(1.2)	(1.1)	–	(1.1)
Other expenses	(60.8)	–	(60.8)	(67.3)	–	(67.3)
Income (loss) before provision for income taxes	$49.5	$(3.3)	$46.2	$70.3	$2.5	$72.8
Transportation Finance
Total interest income	$35.5	$–	$35.5	$34.0	$–	$34.0
Total interest expense	(288.4)	1.8	(286.6)	(458.9)	(1.1)	(460.0)
Provision for credit losses	(0.1)	–	(0.1)	(7.6)	–	(7.6)
Rental income on operating leases	382.9	0.8	383.7	374.7	0.7	375.4
Other income	14.5	(1.0)	13.5	13.3	0.2	13.5
Depreciation on operating lease equipment	(101.9)	(0.1)	(102.0)	(107.9)	(0.1)	(108.0)
Other expenses	(42.7)	–	(42.7)	(45.8)	–	(45.8)
Income (loss) before provision for income taxes	$(0.2)	$1.5	$1.3	$(198.2)	$(0.3)	$(198.5)
Trade Finance
Total interest income	$14.1	$–	$14.1	$14.5	$–	$14.5
Total interest expense	(17.7)	–	(17.7)	(32.4)	–	(32.4)
Provision for credit losses	2.2	–	2.2	(3.8)	–	(3.8)
Other income	33.3	–	33.3	36.3	–	36.3
Other expenses	(28.8)	–	(28.8)	(31.6)	–	(31.6)
Income (loss) before provision for income taxes	$3.1	$–	$3.1	$(17.0)	$–	$(17.0)
Vendor Finance
Total interest income	$135.6	$1.0	$136.6	$132.5	$14.7	$147.2
Total interest expense	(110.7)	–	(110.7)	(186.0)	–	(186.0)
Provision for credit losses	(3.1)	–	(3.1)	(8.2)	–	(8.2)
Rental income on operating leases	60.3	(0.1)	60.2	61.8	0.6	62.4
Other income	7.6	0.1	7.7	(4.4)	3.2	(1.2)
Depreciation on operating lease equipment	(27.6)	–	(27.6)	(28.5)	–	(28.5)
Other expenses	(74.2)	(0.7)	(74.9)	(80.3)	(0.7)	(81.0)
Income (loss) before provision for income taxes	$(12.1)	$0.3	$(11.8)	$(113.1)	$17.8	$(95.3)
Consumer
Total interest income	$48.5	$–	$48.5	$50.2	$–	$50.2
Total interest expense	(26.4)	–	(26.4)	(65.5)	–	(65.5)
Provision for credit losses	(0.2)	–	(0.2)	(0.3)	–	(0.3)
Other income	17.9	(0.4)	17.5	2.3	0.1	2.4
Other expenses	(9.5)	–	(9.5)	(10.9)	–	(10.9)
Income (loss) before provision for income taxes	$30.3	$(0.4)	$29.9	$(24.2)	$0.1	$(24.1)
Corporate and Other
Total interest income	$4.5	$–	$4.5	$4.6	$–	$4.6
Total interest expense	(65.1)	3.2	(61.9)	(118.7)	0.2	(118.5)
Other income	(6.0)	–	(6.0)	0.9	(0.1)	0.8
Operating expenses / loss on debt extinguishments	(45.7)	14.1	(31.6)	(10.3)	(0.3)	(10.6)
Income (loss) before provision for income taxes	$(112.3)	$17.3	$(95.0)	$(123.5)	$(0.2)	$(123.7)

CIT ANNUAL REPORT 2012    165

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

				Unaudited
	Year Ended December 31, 2011			Quarter Ended December 31, 2011			Nine Months Ended September 30, 2011			Quarter Ended September 30, 2011
	As Reported	Corrections(1)	As Revised	As Reported	Corrections(1)	As Revised	As Reported	Corrections(1)	As Revised	As Reported	Corrections(1)	As Revised
Corporate Finance
Total interest income	$923.7	$–	$923.7	$206.0	$–	$206.0	$717.7	$–	$717.7	$189.0	$–	$189.0
Total interest expense	(706.1)	–	(706.1)	(151.2)	–	(151.2)	(554.9)	–	(554.9)	(165.7)	–	(165.7)
Provision for credit losses	(173.3)	–	(173.3)	(10.3)	–	(10.3)	(163.0)	–	(163.0)	(37.7)	–	(37.7)
Rental income on operating leases	18.0	–	18.0	3.9	–	3.9	14.1	–	14.1	4.1	–	4.1
Other income	546.9	(0.4)	546.5	184.3	(1.8)	182.5	362.6	1.4	364.0	93.1	(1.3)	91.8
Depreciation on operating lease equipment	(7.8)	–	(7.8)	(1.5)	–	(1.5)	(6.3)	–	(6.3)	(1.7)	–	(1.7)
Other expenses	(232.7)	–	(232.7)	(63.3)	–	(63.3)	(169.4)	–	(169.4)	(51.5)	–	(51.5)
Income (loss) before provision for income taxes	$368.7	$(0.4)	$368.3	$167.9	$(1.8)	$166.1	$200.8	$1.4	$202.2	$29.6	$(1.3)	$28.3
Transportation Finance
Total interest income	$155.9	$–	$155.9	$32.5	$–	$32.5	$123.4	$–	$123.4	$37.3	$–	$37.3
Total interest expense	(881.9)	(3.3)	(885.2)	(218.3)	(1.1)	(219.4)	(663.6)	(2.2)	(665.8)	(202.3)	(0.7)	(203.0)
Provision for credit losses	(12.8)	–	(12.8)	(4.1)	–	(4.1)	(8.7)	–	(8.7)	(2.2)	–	(2.2)
Rental income on operating leases	1,372.8	2.8	1,375.6	365.6	0.7	366.3	1,007.2	2.1	1,009.3	342.2	0.7	342.9
Other income	99.4	(0.3)	99.1	(10.7)	(0.4)	(11.1)	110.1	0.1	110.2	57.0	0.1	57.1
Depreciation on operating lease equipment	(381.9)	(0.3)	(382.2)	(101.7)	–	(101.7)	(280.2)	(0.3)	(280.5)	(90.7)	(0.1)	(90.8)
Other expenses	(160.2)	–	(160.2)	(39.8)	–	(39.8)	(120.4)	–	(120.4)	(43.3)	–	(43.3)
Income (loss) before provision for income taxes	$191.3	$(1.1)	$190.2	$23.5	$(0.8)	$22.7	$167.8	$(0.3)	$167.5	$98.0	$–	$98.0
Trade Finance
Total interest income	$73.3	$–	$73.3	$16.5	$–	$16.5	$56.8	$–	$56.8	$21.8	$–	$21.8
Total interest expense	(90.9)	–	(90.9)	(16.6)	–	(16.6)	(74.3)	–	(74.3)	(19.1)	–	(19.1)
Provision for credit losses	(11.2)	–	(11.2)	0.5	–	0.5	(11.7)	–	(11.7)	(4.4)	–	(4.4)
Other income	156.1	–	156.1	35.8	–	35.8	120.3	–	120.3	40.9	–	40.9
Other expenses	(110.4)	–	(110.4)	(27.6)	–	(27.6)	(82.8)	–	(82.8)	(28.6)	–	(28.6)
Income (loss) before provision for income taxes	$16.9	$–	$16.9	$8.6	$–	$8.6	$8.3	$–	$8.3	$10.6	$–	$10.6
Vendor Finance
Total interest income	$793.3	$(4.9)	$788.4	$169.8	$(1.1)	$168.7	$623.5	$(3.8)	$619.7	$185.2	$(1.5)	$183.7
Total interest expense	(505.1)	–	(505.1)	(96.7)	(0.1)	(96.8)	(408.4)	0.1	(408.3)	(109.9)	–	(109.9)
Provision for credit losses	(69.3)	–	(69.3)	(1.2)	–	(1.2)	(68.1)	–	(68.1)	(2.5)	–	(2.5)
Rental income on operating leases	274.9	(1.0)	273.9	58.1	(0.3)	57.8	216.8	(0.7)	216.1	62.7	(0.3)	62.4
Other income	157.1	(2.3)	154.8	11.3	(1.0)	10.3	145.8	(1.3)	144.5	60.1	0.4	60.5
Depreciation on operating lease equipment	(185.1)	–	(185.1)	(33.9)	–	(33.9)	(151.2)	–	(151.2)	(31.9)	–	(31.9)
Other expenses	(308.4)	(4.4)	(312.8)	(74.1)	(0.8)	(74.9)	(234.3)	(3.6)	(237.9)	(78.3)	(0.8)	(79.1)
Income (loss) before provision for income taxes	$157.4	$(12.6)	$144.8	$33.3	$(3.3)	$30.0	$124.1	$(9.3)	$114.8	$85.4	$(2.2)	$83.2
Consumer
Total interest income	$266.5	$–	$266.5	$62.3	$–	$62.3	$204.2	$–	$204.2	$64.5	$–	$64.5
Total interest expense	(290.6)	–	(290.6)	(146.6)	–	(146.6)	(144.0)	–	(144.0)	(42.3)	–	(42.3)
Provision for credit losses	(3.1)	–	(3.1)	(0.7)	–	(0.7)	(2.4)	–	(2.4)	(0.6)	–	(0.6)
Other income	2.1	(0.1)	2.0	(8.6)	(0.1)	(8.7)	10.7	–	10.7	4.9	–	4.9
Other expenses	(65.4)	–	(65.4)	(15.7)	–	(15.7)	(49.7)	–	(49.7)	(16.8)	–	(16.8)
Income (loss) before provision for income taxes	$(90.5)	$(0.1)	$(90.6)	$(109.3)	$(0.1)	$(109.4)	$18.8	$–	$18.8	$9.7	$–	$9.7
Corporate and Other
Total interest income	$20.9	$–	$20.9	$5.3	$–	$5.3	$15.6	$–	$15.6	$5.0	$–	$5.0
Total interest expense	(320.0)	3.5	(316.5)	(57.1)	(2.7)	(59.8)	(262.9)	6.2	(256.7)	(63.8)	0.9	(62.9)
Other income	(5.6)	(0.1)	(5.7)	(2.7)	(0.1)	(2.8)	(2.9)	–	(2.9)	(13.2)	–	(13.2)
Operating expenses / loss on debt extinguishments	(148.9)	(1.0)	(149.9)	10.9	(0.3)	10.6	(159.8)	(0.7)	(160.5)	(154.5)	(0.3)	(154.8)
Income (loss) before provision for income taxes	$(453.6)	$2.4	$(451.2)	$(43.6)	$(3.1)	$(46.7)	$(410.0)	$5.5	$(404.5)	$(226.5)	$0.6	$(225.9)

Item 8:  Financial Statements and Supplementary Data

166    CIT ANNUAL REPORT 2012

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Unaudited
	Six Months Ended June 30, 2011			Quarter Ended June 30, 2011			Quarter Ended March 31, 2011
	As Reported	Corrections(1)	As Revised	As Reported	Corrections(1)	As Revised	As Reported	Corrections(1)	As Revised
Corporate Finance
Total interest income	$528.7	$–	$528.7	$252.9	$–	$252.9	$275.8	$–	$275.8
Total interest expense	(389.2)	–	(389.2)	(200.7)	–	(200.7)	(188.5)	–	(188.5)
Provision for credit losses	(125.3)	–	(125.3)	(60.8)	–	(60.8)	(64.5)	–	(64.5)
Rental income on operating leases	10.0	–	10.0	6.3	–	6.3	3.7	–	3.7
Other income	269.5	2.7	272.2	114.2	0.8	115.0	155.3	1.9	157.2
Depreciation on operating lease equipment	(4.6)	–	(4.6)	(2.2)	–	(2.2)	(2.4)	–	(2.4)
Other expenses	(117.9)	–	(117.9)	(63.2)	–	(63.2)	(54.7)	–	(54.7)
Income (loss) before provision for income taxes	$171.2	$2.7	$173.9	$46.5	$0.8	$47.3	$124.7	$1.9	$126.6
Transportation Finance
Total interest income	$86.1	$–	$86.1	$43.5	$–	$43.5	$42.6	$–	$42.6
Total interest expense	(461.3)	(1.5)	(462.8)	(250.8)	(0.7)	(251.5)	(210.5)	(0.8)	(211.3)
Provision for credit losses	(6.5)	–	(6.5)	(4.7)	–	(4.7)	(1.8)	–	(1.8)
Rental income on operating leases	665.0	1.4	666.4	340.0	0.7	340.7	325.0	0.7	325.7
Other income	53.1	–	53.1	29.1	–	29.1	24.0	–	24.0
Depreciation on operating lease equipment	(189.5)	(0.2)	(189.7)	(93.0)	(0.1)	(93.1)	(96.5)	(0.1)	(96.6)
Other expenses	(77.1)	–	(77.1)	(37.4)	–	(37.4)	(39.7)	–	(39.7)
Income (loss) before provision for income taxes	$69.8	$(0.3)	$69.5	$26.7	$(0.1)	$26.6	$43.1	$(0.2)	$42.9
Trade Finance
Total interest income	$35.0	$–	$35.0	$17.9	$–	$17.9	$17.1	$–	$17.1
Total interest expense	(55.2)	–	(55.2)	(29.5)	–	(29.5)	(25.7)	–	(25.7)
Provision for credit losses	(7.3)	–	(7.3)	(4.0)	–	(4.0)	(3.3)	–	(3.3)
Other income	79.4	–	79.4	42.7	–	42.7	36.7	–	36.7
Other expenses	(54.2)	–	(54.2)	(26.4)	–	(26.4)	(27.8)	–	(27.8)
Income (loss) before provision for income taxes	$(2.3)	$–	$(2.3)	$0.7	$–	$0.7	$(3.0)	$–	$(3.0)
Vendor Finance
Total interest income	$438.3	$(2.3)	$436.0	$211.6	$(1.1)	$210.5	$226.7	$(1.2)	$225.5
Total interest expense	(298.5)	0.1	(298.4)	(157.5)	–	(157.5)	(141.0)	0.1	(140.9)
Provision for credit losses	(65.6)	–	(65.6)	(13.7)	–	(13.7)	(51.9)	–	(51.9)
Rental income on operating leases	154.1	(0.4)	153.7	73.9	(0.3)	73.6	80.2	(0.1)	80.1
Other income	85.7	(1.7)	84.0	52.5	(1.1)	51.4	33.2	(0.6)	32.6
Depreciation on operating lease equipment	(119.3)	–	(119.3)	(58.0)	–	(58.0)	(61.3)	–	(61.3)
Other expenses	(156.0)	(2.8)	(158.8)	(80.0)	(1.5)	(81.5)	(76.0)	(1.3)	(77.3)
Income (loss) before provision for income taxes	$38.7	$(7.1)	$31.6	$28.8	$(4.0)	$24.8	$9.9	$(3.1)	$6.8
Consumer
Total interest income	$139.7	$–	$139.7	$68.9	$–	$68.9	$70.8	$–	$70.8
Total interest expense	(101.7)	–	(101.7)	(48.7)	–	(48.7)	(53.0)	–	(53.0)
Provision for credit losses	(1.8)	–	(1.8)	(0.9)	–	(0.9)	(0.9)	–	(0.9)
Other income	5.8	–	5.8	2.9	–	2.9	2.9	–	2.9
Other expenses	(32.9)	–	(32.9)	(15.5)	–	(15.5)	(17.4)	–	(17.4)
Income (loss) before provision for income taxes	$9.1	$–	$9.1	$6.7	$–	$6.7	$2.4	$–	$2.4
Corporate and Other
Total interest income	$10.6	$–	$10.6	$4.8	$–	$4.8	$5.8	$–	$5.8
Total interest expense	(199.1)	5.3	(193.8)	(119.2)	1.7	(117.5)	(79.9)	3.6	(76.3)
Other income	10.3	–	10.3	(8.0)	–	(8.0)	18.3	–	18.3
Operating expenses / loss on debt extinguishments	(5.3)	(0.4)	(5.7)	(16.0)	(0.3)	(16.3)	10.7	(0.1)	10.6
Income (loss) before provision for income taxes	$(183.5)	$4.9	$(178.6)	$(138.4)	$1.4	$(137.0)	$(45.1)	$3.5	$(41.6)

(1)	See revised Unaudited Consolidated Statements of Operations for descriptions of corrections.

CIT ANNUAL REPORT 2012    167

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision of and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2012. Based on such evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective.

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

Management of CIT, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

Item 9:  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

168    CIT ANNUAL REPORT 2012

PART THREE

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by Item 10 is incorporated by reference from the information under the captions “Directors”, “Corporate Governance” and “Executive Officers” in our Proxy Statement for our 2013 annual meeting of stockholders.

Item 11. Executive Compensation

The information called for by Item 11 is incorporated by reference from the information under the captions “Director Compensation”, “Executive Compensation”, including “Compensation Discussion and Analysis” and “2013 Compensation Committee Report” in our Proxy Statement for our 2013 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for our 2013 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 is incorporated by reference from the information under the captions “Corporate Governance-Director Independence” and “Related Person Transactions Policy” in our Proxy Statement for our 2013 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services

The information called for by Item 14 is incorporated by reference from the information under the caption “Proposal 2 — Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement for our 2013 annual meeting of stockholders.

CIT ANNUAL REPORT 2012    169

PART FOUR

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed with the Securities and Exchange Commission as part of this report (see Item 8):

1.	The following financial statements of CIT and Subsidiaries:
Report of Independent Registered Public Accounting Firm Consolidated Balance Sheets at December 31, 2012 and December 31, 2011.
Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010.
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010.
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010.
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

4.2
First Supplemental Indenture dated as of February 13, 2007 between CIT Group Inc. and The Bank of New York Mellon (as successor to JPMorgan Chase Bank N.A.) for the issuance of senior debt securities (incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 13, 2007).

4.3
Third Supplemental Indenture dated as of October 1, 2009, between CIT Group Inc. and The Bank of New York Mellon (as successor to JPMorgan Chase Bank N.A.) relating to senior debt securities (incorporated by reference to Exhibit 4.4 to Form 8-K filed on October 7, 2009).

4.4
Fourth Supplemental Indenture dated as of October 16, 2009 between CIT Group Inc. and The Bank of New York Mellon (as successor to JPMorgan Chase Bank N.A.) relating to senior debt securities (incorporated by reference to Exhibit 4.1 to Form 8-K filed October 19, 2009).

4.5
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

4.6
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

Item 15:  Exhibits and Financial Statement Schedules

170    CIT ANNUAL REPORT 2012

4.7
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

4.8
Form of Aircraft Head Lease between Madeleine Leasing Limited, as lessor, and CIT Aerospace International, as head lessee, relating to certain Export Credit Agency sponsored secured financings of aircraft and related assets during the 2008 and 2009 fiscal years (incorporated by reference to Exhibit 4.14 to Form 10-K filed March 10, 2011).

4.9
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

4.10
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

4.11
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

4.12
Form of Aircraft Head Lease between Jessica Leasing Limited, as lessor, and CIT Aerospace International, as head lessee, relating to certain Export Credit Agency sponsored secured financings of aircraft and related assets during the 2010 fiscal year (incorporated by reference to Exhibit 4.18 to Form 10-K filed March 10, 2011).

4.13
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

4.14	Indenture, dated as of March 30, 2011, between CIT Group Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed June 30, 2011).
4.15
First Supplemental Indenture, dated as of March 30, 2011, between CIT Group Inc., the Guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee (including the Form of 5.250% Note due 2014 and the Form of 6.625% Note due 2018) (incorporated by reference to Exhibit 4.2 to Form 8-K filed June 30, 2011).

4.16
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

4.17
Third Supplemental Indenture, dated as of February 7, 2012, between CIT Group Inc., the Guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee (including the Form of Notes) (incorporated by reference to Exhibit 4.4 of Form 8-K dated February 13, 2012).

4.18
Registration Rights Agreement, dated as of February 7, 2012, among CIT Group Inc., the Guarantors named therein, and JP Morgan Securities LLC, as representative for the initial purchasers named therein (incorporated by reference to Exhibit 10.1 of Form 8-K dated February 13, 2012).

CIT ANNUAL REPORT 2012    171

4.19
Revolving Credit and Guaranty Agreement, dated as of August 25, 2011 among CIT Group Inc., certain subsidiaries of CIT Group Inc., the lenders party thereto from time to time and Bank of America, N.A., as Administrative Agent, Collateral Agent, and L/C Issuer (incorporated by reference to Exhibit 4.1 to Form 8-K filed August 26, 2011).

4.20
Indenture, dated as of March 15, 2012, among CIT Group Inc., Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, security registrar and authenticating agent (incorporated by reference to Exhibit 4.1 of Form 8-K filed March 16, 2012).

4.21
First Supplemental Indenture, dated as of March 15, 2012, among CIT Group Inc., Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, security registrar and authenticating agent (including the Form of 5.25% Senior Unsecured Note due 2018) (incorporated by reference to Exhibit 4.2 of Form 8-K filed March 16, 2012).

4.22
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

4.23
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

10.3*	Amended and Restated CIT Group Inc. Long-Term Incentive Plan (as amended and restated effective December 10, 2009) (incorporated by reference to Exhibit 4.1 to Form S-8 filed January 11, 2010).
10.4*	CIT Group Inc. Supplemental Retirement Plan (As Amended and Restated Effective as of January 1, 2008) (incorporated by reference to Exhibit 10.27 to Form 10-Q filed May 12, 2008).
10.5*	CIT Group Inc. Supplemental Savings Plan (As Amended and Restated Effective as of January 1, 2008) (incorporated by reference to Exhibit 10.28 to Form 10-Q filed May 12, 2008).
10.6*	New Executive Retirement Plan of CIT Group Inc. (As Amended and Restated as of January 1, 2008) (incorporated by reference to Exhibit 10.29 to Form 10-Q filed May 12, 2008).
10.7*	Letter Agreement, effective February 8, 2010, between CIT Group Inc. and John A. Thain (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 8, 2010).
10.8*	Form of CIT Group Inc. Three Year Stock Salary Award Agreement, dated February 8, 2010 (incorporated by reference to Exhibit 10.2 to Form 8-K filed February 8, 2010).
10.9	Written Agreement, dated August 12, 2009, between CIT Group Inc. and the Federal Reserve Bank of New York (incorporated by reference to Exhibit 10.1 of Form 8-K filed August 13, 2009).
10.10	Form of CIT Group Inc. Two Year Restricted Stock Unit Award Agreement, dated July 29, 2010 (incorporated by reference to Exhibit 10.31 to Form 10-Q filed August 9, 2010).
10.11*	Letter Agreement, dated June 2, 2010, between CIT Group Inc. and Scott T. Parker (incorporated by reference to Exhibit 99.3 to Form 8-K filed July 6, 2010).
10.12	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Unit Retention Award Agreement (incorporated by reference to Exhibit 10.33 to Form 10-Q filed August 9, 2010).
10.13	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.34 to Form 10-Q filed August 9, 2010).
10.14	Form of CIT Group Inc. Long-term Incentive Plan Stock Option Award Agreement (One Year Vesting) (incorporated by reference to Exhibit 10.35 to Form 10-Q filed August 9, 2010).
10.15	Form of CIT Group Inc. Long-term Incentive Plan Stock Option Award Agreement (Three Year Vesting) (incorporated by reference to Exhibit 10.36 to Form 10-Q filed August 9, 2010).

Item 15:  Exhibits and Financial Statement Schedules

172    CIT ANNUAL REPORT 2012

10.16	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Award Agreement (One Year Vesting) (incorporated by reference to Exhibit 10.37 to Form 10-Q filed August 9, 2010).
10.17	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Award Agreement (Three Year Vesting) (incorporated by reference to Exhibit 10.38 to Form 10-Q filed August 9, 2010).
10.18	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Unit Director Award Agreement (Initial Grant) (incorporated by reference to Exhibit 10.39 to Form 10-Q filed August 9, 2010).
10.19	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Unit Director Award Agreement (Annual Grant) (incorporated by reference to Exhibit 10.40 to Form 10-Q filed August 9, 2010).
10.20	Form of Tax Agreement by and between Tyco International Ltd. and CIT (incorporated by reference to Exhibit 10.27 to Amendment No. 2 to the Registration Statement on Form S-1 filed June 12, 2002).
10.21*	Amended and Restated Employment Agreement, dated as of May 7, 2008, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.35 to Form 10-K filed March 2, 2009).
10.22*	Amendment to Employment Agreement, dated December 22, 2008, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.37 to Form 10-K filed March 2, 2009).
10.23*	Extension of Term of Employment Agreement, dated March 14, 2011, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.30 of Form 10-Q filed August 9, 2011).
10.24*	Letter Agreement, dated April 21, 2010, between CIT Group Inc. and Nelson J. Chai (incorporated by reference to Exhibit 10.31 of Form 10-Q filed August 9, 2011).
10.25*	Letter Agreement, dated April 8, 2010, between CIT Group Inc. and Lisa K. Polsky (incorporated by reference to Exhibit 10.32 of Form 10-Q filed August 9, 2011).
10.26	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (with Good Reason) (incorporated by reference to Exhibit 10.33 of Form 10-Q filed August 9, 2011).
10.27	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (without Good Reason) (incorporated by reference to Exhibit 10.34 of Form 10-Q filed August 9, 2011).
10.28**
Airbus A320 NEO Family Aircraft Purchase Agreement, dated as of July 28, 2011, between Airbus S.A.S. and C.I.T. Leasing Corporation (incorporated by reference to Exhibit 10.35 of Form 10-Q/A filed February 1, 2012).

10.29**
Amended and Restated Confirmation, dated June 28, 2012, between CIT TRS Funding B.V. and Goldman Sachs International, and Credit Support Annex and ISDA Master Agreement and Schedule, each dated October 26, 2011, between CIT TRS Funding B.V. and Goldman Sachs International, evidencing a $625 billion securities based financing facility.

10.30**
Third Amended and Restated Confirmation, dated June 28, 2012, between CIT Financial Ltd. and Goldman Sachs International, and Amended and Restated ISDA Master Agreement Schedule, dated October 26, 2011 between CIT Financial Ltd. and Goldman Sachs International, evidencing a $1.5 billion securities based financing facility.

10.31**
ISDA Master Agreement and Credit Support Annex, each dated June 6, 2008, between CIT Financial Ltd. and Goldman Sachs International related to a $1.5 billion securities based financing facility (incorporated by reference to Exhibit 10.34 to Form 10-Q filed August 11, 2008).

10.32*	Letter Agreement, dated February 24, 2012, between CIT Group Inc. and Andrew T. Brandman (incorporated by reference to Exhibit 99.2 of Form 8-K dated filed April 12, 2012).
10.33	Form of CIT Group Inc. Long-Term Incentive Plan Performance Stock Unit Award Agreement (with Good Reason) (incorporated by reference to Exhibit 10.36 to Form 10-K filed May 10, 2012).
10.34	Form of CIT Group Inc. Long-Term Incentive Plan Performance Stock Unit Award Agreement (without Good Reason) (incorporated by reference to Exhibit 10.37 to Form 10-K filed May 10, 2012).
10.35*	Extension of Term of Employment Agreement, dated March 28, 2012, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.38 to Form 10-K filed May 10, 2012).
10.36*	Form of CIT Group Inc. Long-Term Incentive PIan Restricted Stock Unit Award Agreement.
10.37*	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (Executives with Employment Agreements).
12.1	CIT Group Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges.

CIT ANNUAL REPORT 2012    173

21.1	Subsidiaries of CIT Group Inc.
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Powers of Attorney.
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

174    CIT ANNUAL REPORT 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIT GROUP INC.
March 1, 2013	By: /s/ John A. Thain
John A. Thain
Chairman and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 1, 2013 in the capacities indicated below.

NAME	NAME

/s/ John A. Thain	John A. Ryan*
John A. Thain Chairman and Chief Executive Officer and Director	John R. Ryan Director

Michael J. Embler*	Seymour Sternberg*
Michael J. Embler Director	Seymour Sternberg Director

William M. Freeman*	Peter J. Tobin*
William M. Freeman Director	Peter J. Tobin Director

David M. Moffett*	Laura S. Unger*
David M. Moffett Director	Laura S. Unger Director

R. Brad Oates*	/s/ Scott T. Parker
R. Brad Oates Director	Scott T. Parker Executive Vice President and Chief Financial Officer

Marianne Miller Parrs*	/s/ E. Carol Hayles
Marianne Miller Parrs Director	E. Carol Hayles Executive Vice President and Controller

Gerald Rosenfeld*	/s/ James P. Shanahan
Gerald Rosenfeld Director	James P. Shanahan Senior Vice President, Chief Regulatory Counsel Attorney-in-Fact

*	Original powers of attorney authorizing John A. Thain, Robert J. Ingato, and James P. Shanahan and each of them to sign on behalf of the above-mentioned directors are held by the Corporation and available for examination by the Securities and Exchange Commission pursuant to Item 302(b) of Regulation S-T.