Form 10-Q
period 2013-03-31
CIT GROUP INC
filed 2013-05-09
CIK 1171825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2013	| | Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-31369

CIT GROUP INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-1051192 (IRS Employer Identification Number)

11 West 42nd Street New York, New York (Address of Registrant’s principal executive offices)	10036 (Zip Code)

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

As of April 30, 2013 there were 201,252,748 shares of the registrant’s common stock outstanding.

Table of Contents   1

Part One—Financial Information

ITEM 1. Consolidated Financial Statements

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited) (dollars in millions – except share data)

	March 31, 2013	December 31, 2012
Assets
Cash and due from banks	$449.7	$447.3
Interest bearing deposits, including restricted balances of $1,203.1 and $1,185.1 at March 31, 2013 and December 31, 2012(1)	5,091.1	6,374.0
Investment securities	1,724.1	1,065.5
Trading assets at fair value – derivatives	21.2	8.4
Assets held for sale(1)	646.8	646.4
Loans (see Note 5 for amounts pledged)	22,120.4	20,847.6
Allowance for loan losses	(386.0)	(379.3)
Total loans, net of allowance for loan losses(1)	21,734.4	20,468.3
Operating lease equipment, net (see Note 5 for amounts pledged)(1)	12,290.6	12,411.7
Unsecured counterparty receivable	630.8	649.1
Goodwill	345.9	345.9
Intangible assets, net	27.7	31.9
Other assets	1,601.1	1,563.5
Total Assets	$44,563.4	$44,012.0
Liabilities
Deposits	$10,701.9	$9,684.5
Trading liabilities at fair value – derivatives	52.1	81.9
Credit balances of factoring clients	1,237.7	1,256.5
Other liabilities	2,492.6	2,687.8
Long-term borrowings, including $1,408.8 and $1,425.9 contractually due within twelve months at March 31, 2013 and December 31, 2012, respectively	21,577.0	21,961.8
Total Liabilities	36,061.3	35,672.5
Stockholders’ Equity
Common stock: $0.01 par value, 600,000,000 authorized
Issued: 201,903,445 and 201,283,063 at March 31, 2013 and December 31, 2012	2.0	2.0
Outstanding: 201,246,659 and 200,868,802 at March 31, 2013 and December 31, 2012
Paid-in capital	8,514.4	8,501.8
Retained earnings (Accumulated deficit)	88.0	(74.6)
Accumulated other comprehensive loss	(83.3)	(77.7)
Treasury stock: 656,786 and 414,261 shares at March 31, 2013 and December 31, 2012 at cost	(26.7)	(16.7)
Total Common Stockholders’ Equity	8,494.4	8,334.8
Noncontrolling minority interests	7.7	4.7
Total Equity	8,502.1	8,339.5
Total Liabilities and Equity	$44,563.4	$44,012.0

(1)	The following table presents information on assets and liabilities related to Variable Interest Entities (VIEs) that are consolidated by the Company. The difference between VIE total assets and total liabilities represents the Company’s interests in those entities, which were eliminated in consolidation. The assets of the consolidated VIEs will be used to settle the liabilities of those entities and, except for the Company’s interest in the VIEs, are not available to the creditors of CIT or any affiliates of CIT.

Assets
Interest bearing deposits, restricted	$675.5	$751.5
Assets held for sale	6.2	8.7
Total loans, net of allowance for loan losses	7,112.8	7,135.5
Operating lease equipment, net	4,543.5	4,508.8
Total Assets	$12,338.0	$12,404.5
Liabilities
Beneficial interests issued by consolidated VIEs (classified as long-term borrowings)	$8,874.8	$9,241.3
Total Liabilities	$8,874.8	$9,241.3

The accompanying notes are an integral part of these consolidated financial statements.

2   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (dollars in millions – except per share data)

	Quarters Ended March 31,
	2013	2012
Interest income
Interest and fees on loans	$349.4	$418.5
Interest and dividends on interest bearing deposits and investments	6.4	7.8
Interest income	355.8	426.3
Interest expense
Interest on long-term borrowings	(249.6)	(1,044.3)
Interest on deposits	(42.3)	(36.3)
Interest expense	(291.9)	(1,080.6)
Net interest revenue	63.9	(654.3)
Provision for credit losses	(19.5)	(42.6)
Net interest revenue, after credit provision	44.4	(696.9)
Non-interest income
Rental income on operating leases	444.9	440.6
Other income	70.1	255.3
Total non-interest income	515.0	695.9
Total revenue, net of interest expense and credit provision	559.4	(1.0)
Other expenses
Depreciation on operating lease equipment	(143.3)	(137.6)
Operating expenses	(235.3)	(224.3)
Loss on debt extinguishments	–	(22.9)
Total other expenses	(378.6)	(384.8)
Income (loss) before provision for income taxes	180.8	(385.8)
Provision for income taxes	(15.2)	(40.3)
Income (loss) before noncontrolling interests	165.6	(426.1)
Net income attributable to noncontrolling interests, after tax	(3.0)	(0.9)
Net Income (loss)	$162.6	$(427.0)
Basic income (loss) per common share	$0.81	$(2.13)
Diluted income (loss) per common share	$0.81	$(2.13)
Average number of common shares – basic (thousands)	201,149	200,812
Average number of common shares – diluted (thousands)	201,779	200,812

The accompanying notes are an integral part of these consolidated financial statements.

Item 1:  Consolidated Financial Statements  3

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited) (dollars in millions)

	Quarters Ended March 31,
	2013	2012
Income (loss) before noncontrolling interests	$165.6	$(426.1)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(5.0)	0.9
Changes in fair values of derivatives qualifying as cash flow hedges	(0.1)	0.5
Net unrealized gains (losses) on available for sale securities	(0.3)	0.5
Changes in benefit plans net gain/(loss) and prior service (cost)/credit	(0.2)	0.4
Other comprehensive income (loss), net of tax	(5.6)	2.3
Comprehensive income (loss) before noncontrolling interests	160.0	(423.8)
Comprehensive income attributable to noncontrolling interests	(3.0)	(0.9)
Comprehensive income (loss)	$157.0	$(424.7)

The accompanying notes are an integral part of these consolidated financial statements.

4   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (dollars in millions)

	Common Stock	Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Minority Interests	Total Equity
December 31, 2012	$2.0	$8,501.8	$(74.6)	$(77.7)	$(16.7)	$4.7	$8,339.5
Net income (loss)			162.6			3.0	165.6
Other comprehensive loss, net of tax				(5.6)			(5.6)
Amortization of restricted stock, stock option and performance shares expenses		12.4			(10.0)		2.4
Employee stock purchase plan		0.2					0.2
Distribution of earnings and capital						–	–
March 31, 2013	$2.0	$8,514.4	$88.0	$(83.3)	$(26.7)	$7.7	$8,502.1
December 31, 2011	$2.0	$8,459.3	$517.7	$(82.6)	$(12.8)	$2.5	$8,886.1
Net income (loss)			(427.0)			0.9	(426.1)
Other comprehensive income, net of tax				2.3			2.3
Amortization of restricted stock and stock option expenses		12.1			(3.7)		8.4
Employee stock purchase plan		0.3					0.3
Distribution of earnings and capital						(0.3)	(0.3)
March 31, 2012	$2.0	$8,471.7	$90.7	$(80.3)	$(16.5)	$3.1	$8,470.7

The accompanying notes are an integral part of these consolidated financial statements.

Item 1:  Consolidated Financial Statements  5

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (dollars in millions)

	Quarters Ended March 31,
	2013	2012
Cash Flows From Operations
Net income (loss)	$162.6	$(427.0)
Adjustments to reconcile net income (loss) to net cash flows from operations:
Provision for credit losses	19.5	42.6
Net depreciation, amortization and (accretion)	173.1	750.2
Net gains on equipment, receivable and investment sales	(29.9)	(181.6)
Provision for deferred income taxes	6.7	13.0
Increase in finance receivables held for sale	(4.3)	(22.6)
Increase in other assets	(61.5)	(137.0)
Decrease in accrued liabilities and payables	(197.3)	(24.3)
Net cash flows provided by operations	68.9	13.3
Cash Flows From Investing Activities
Loans originated and purchased	(4,613.7)	(5,352.0)
Principal collections of loans	3,420.4	4,463.4
Purchases of investment securities	(3,912.7)	(4,310.0)
Proceeds from maturities of investment securities	3,255.1	4,246.8
Proceeds from asset and receivable sales	364.8	1,362.0
Purchases of assets to be leased and other equipment	(190.7)	(226.0)
Net increase in short-term factoring receivables	(243.8)	(78.1)
Change in restricted cash	(18.0)	(37.8)
Net cash flows (used in) provided by investing activities	(1,938.6)	68.3
Cash Flows From Financing Activities
Proceeds from the issuance of term debt	110.4	5,132.0
Repayments of term debt	(562.5)	(7,016.8)
Net increase in deposits	1,018.9	625.4
Collection of security deposits and maintenance funds	122.2	128.3
Use of security deposits and maintenance funds	(117.8)	(87.8)
Net cash flows provided by (used in) financing activities	571.2	(1,218.9)
Decrease in cash and cash equivalents	(1,298.5)	(1,137.3)
Unrestricted cash and cash equivalents, beginning of period	5,636.2	6,565.7
Unrestricted cash and cash equivalents, end of period	$4,337.7	$5,428.4
Supplementary Cash Flow Disclosure
Interest paid	$301.3	$395.3
Federal, foreign, state and local income taxes (paid), net	$(39.2)	$(5.9)
Supplementary Non Cash Flow Disclosure
Transfer of assets from held for investment to held for sale	$186.9	$171.6
Transfer of assets from held for sale to held for investment	$8.0	$0.5

The accompanying notes are an integral part of these consolidated financial statements.

6   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CIT Group Inc., together with its subsidiaries (collectively “CIT” or the “Company”) has provided financial solutions to its clients since its formation in 1908. The Company provides financing and leasing capital principally for small businesses and middle market companies in a wide variety of industries and offers vendor, equipment, commercial and structured financing products, as well as factoring and management advisory services. CIT became a bank holding company (“BHC”) in December 2008, and is regulated by the Board of Governors of the Federal Reserve System (“FRS”) and the Federal Reserve Bank of New York (“FRBNY”) under the U.S. Bank Holding Company Act of 1956 (“BHC Act”). CIT Bank, a wholly-owned subsidiary, is a state-chartered bank located in Salt Lake City, Utah. The Company operates primarily in North America, with locations in Europe, South America and Asia.

BASIS OF PRESENTATION

Principles of Consolidation

The accompanying consolidated financial statements include financial information related to CIT Group Inc., a Delaware Corporation, and its majority owned subsidiaries, including CIT Bank , and those variable interest entities (“VIEs”) where the Company is the primary beneficiary. Assets held in an agency or fiduciary capacity are not included in the consolidated financial statements.

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

The consolidated financial statements include the effects of adopting Fresh Start Accounting (“FSA”) upon emergence from bankruptcy on December 10, 2009, as required by GAAP, based on a convenience date of December 31, 2009. Accretion and amortization of certain FSA adjustments are included in the Statements of Operations and Cash Flows.

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

NEW ACCOUNTING PRONOUNCEMENTS

Foreign Currency Matters

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, which provides that a cumulative translation adjustment (CTA) is attached to the parent’s investment in a foreign entity and should be released in a manner consistent with the derecognition guidance on investments in entities. Thus, the entire amount of the CTA associated with the foreign entity would be released when there has been a:

■	Sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity.

■	Loss of a controlling financial interest in an investment in a foreign entity (i.e., the foreign entity is deconsolidated).

■	Step acquisition for a foreign entity (i.e., when an entity has changed from applying the equity method for an investment in a foreign entity to consolidating the foreign entity).

The ASU does not change the requirement to release a pro rata portion of the CTA of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity.

The guidance is effective for fiscal years (and interim periods within those fiscal years) beginning on or after December 15, 2013, with early adoption permitted. The ASU should be applied prospectively from the beginning of the fiscal year of adoption. The adoption of this guidance is not expected to have a significant impact on CIT’s financial statements or disclosures.

Item 1:  Consolidated Financial Statements  7

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 2 — LOANS

Finance receivables consist of the following:

Finance Receivables by Product (dollars in millions)

	March 31, 2013	December 31, 2012
Loans	$16,827.0	$15,825.4
Direct financing leases and leveraged leases	5,293.4	5,022.2
Finance receivables	22,120.4	20,847.6
Finance receivables held for sale	271.2	302.8
Finance and held for sale receivables(1)	$22,391.6	$21,150.4

(1)	Assets held for sale on the Balance Sheet include finance receivables and operating lease equipment. Balances in this disclosure include $271.2 million and $302.8 million of finance receivables in Assets Held for Sale at March 31, 2013 and December 31, 2012, respectively, which are measured at the lower of cost or fair value (and do not include operating leases). ASU 2010-20 does not require inclusion of these finance receivables in the disclosures above. However, until they are disposed of, the Company manages the credit risk and collections of finance receivables held for sale consistently with its finance receivables held for investment, so that Company data are tracked and used for management purposes on an aggregated basis, as presented above.

The following table presents finance receivables by segment, based on obligor location:

Finance Receivables (dollars in millions)

	March 31, 2013			December 31, 2012
	Domestic	Foreign	Total	Domestic	Foreign	Total
Corporate Finance	$8,187.9	$926.4	$9,114.3	$7,159.8	$1,013.2	$8,173.0
Transportation Finance	1,175.2	762.9	1,938.1	1,219.8	633.4	1,853.2
Trade Finance	2,379.7	145.5	2,525.2	2,177.2	128.1	2,305.3
Vendor Finance	2,470.6	2,471.5	4,942.1	2,459.1	2,359.6	4,818.7
Consumer	3,590.8	9.9	3,600.7	3,687.3	10.1	3,697.4
Total	$17,804.2	$4,316.2	$22,120.4	$16,703.2	$4,144.4	$20,847.6

The following table presents selected components of the net investment in finance receivables.

Components of Net Investment in Finance Receivables (dollars in millions)

	March 31, 2013	December 31, 2012
Unearned income	$(989.6)	$(995.2)
Unamortized (discounts)	(59.9)	(40.5)
Net unamortized deferred costs and (fees)	42.6	51.4

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

The definitions of these ratings are as follows:

■	Pass – finance receivables in this category do not meet the criteria for classification in one of the categories below.

■	Special mention – a special mention asset exhibits potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects.

■	Classified – a classified asset ranges from: (1) assets that exhibit a well-defined weakness and are inadequately protected by the current sound worth and paying capacity of the borrower, and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected to (2) assets with weaknesses that make collection or liquidation in full unlikely on the basis of current facts, conditions, and values. Assets in this classification can be accruing or on non-accrual depending on the evaluation of these factors.

8   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Finance and Held for Sale Receivables — by Risk Rating (dollars in millions)

Grade:	Corporate Finance – Other	Corporate Finance – SBL	Transportation Finance	Trade Finance	Vendor Finance U.S.	Vendor Finance International	Commercial	Consumer	Total
March 31, 2013
Pass	$7,134.8	$163.3	$1,566.4	$2,067.3	$2,044.8	$2,406.9	$15,383.5	$3,219.2	$18,602.7
Special mention	788.4	339.2	219.8	245.1	214.6	199.4	2,006.5	107.9	2,114.4
Classified – accruing	431.2	95.5	133.0	208.9	159.0	79.2	1,106.8	273.6	1,380.4
Classified – non-accrual	126.8	58.1	18.9	3.9	52.2	34.2	294.1	–	294.1
Total	$8,481.2	$656.1	$1,938.1	$2,525.2	$2,470.6	$2,719.7	$18,790.9	$3,600.7	$22,391.6
December 31, 2012
Pass	$6,228.7	$166.1	$1,492.4	$1,913.2	$2,057.0	$2,340.5	$14,197.9	$3,254.1	$17,452.0
Special mention	759.5	358.6	184.1	266.9	194.0	161.8	1,924.9	213.5	2,138.4
Classified – accruing	408.2	96.7	136.2	119.2	160.4	77.7	998.4	229.8	1,228.2
Classified – non-accrual	148.9	63.0	40.5	6.0	45.5	26.3	330.2	1.6	331.8
Total	$7,545.3	$684.4	$1,853.2	$2,305.3	$2,456.9	$2,606.3	$17,451.4	$3,699.0	$21,150.4

Past Due and Non-accrual Loans

The table that follows presents portfolio delinquency status, regardless of accrual/non-accrual classification:

Finance and Held for Sale Receivables — Delinquency Status (dollars in millions)

	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Finance Receivables
March 31, 2013
Commercial
Corporate Finance – Other	$4.7	$0.3	$25.4	$30.4	$8,450.8	$8,481.2
Corporate Finance – SBL	18.0	2.6	7.8	28.4	627.7	656.1
Transportation Finance	16.1	0.5	0.1	16.7	1,921.4	1,938.1
Trade Finance	34.6	2.4	5.5	42.5	2,482.7	2,525.2
Vendor Finance – U.S.	57.4	11.9	10.6	79.9	2,390.7	2,470.6
Vendor Finance – International	75.6	24.2	10.2	110.0	2,609.7	2,719.7
Total Commercial	206.4	41.9	59.6	307.9	18,483.0	18,790.9
Consumer	109.1	63.1	212.6	384.8	3,215.9	3,600.7
Total	$315.5	$105.0	$272.2	$692.7	$21,698.9	$22,391.6
December 31, 2012
Commercial
Corporate Finance – Other	$–	$0.3	$4.0	$4.3	$7,541.0	$7,545.3
Corporate Finance – SBL	18.0	2.9	12.5	33.4	651.0	684.4
Transportation Finance	4.0	0.9	0.7	5.6	1,847.6	1,853.2
Trade Finance	79.3	3.4	5.6	88.3	2,217.0	2,305.3
Vendor Finance – U.S.	56.1	18.0	12.4	86.5	2,370.4	2,456.9
Vendor Finance – International	55.2	12.3	8.2	75.7	2,530.6	2,606.3
Total Commercial	212.6	37.8	43.4	293.8	17,157.6	17,451.4
Consumer	135.2	80.8	231.7	447.7	3,251.3	3,699.0
Total	$347.8	$118.6	$275.1	$741.5	$20,408.9	$21,150.4

Item 1:  Consolidated Financial Statements  9

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

Finance Receivables on Non-accrual Status (dollars in millions)

	March 31, 2013			December 31, 2012
	Held for Investment	Held for Sale	Total	Held for Investment	Held for Sale	Total
Commercial
Corporate Finance – Other	$126.5	$0.3	$126.8	$148.6	$0.3	$148.9
Corporate Finance – SBL	55.5	2.6	58.1	60.3	2.7	63.0
Transportation Finance	18.9	–	18.9	40.5	–	40.5
Trade Finance	3.9	–	3.9	6.0	–	6.0
Vendor Finance – U.S.	52.2	–	52.2	45.5	–	45.5
Vendor Finance – International	31.9	2.3	34.2	24.3	2.0	26.3
Consumer	–	–	–	–	1.6	1.6
Total non-accrual loans	$288.9	$5.2	$294.1	$325.2	$6.6	$331.8
Repossessed assets			9.1			9.9
Total non-performing assets			$303.2			$341.7
Accruing loans past due 90 days or more
Government guaranteed – Consumer			$212.6			$231.4
Other			25.8			3.4
Total			$238.4			$234.8

Payments received on non-accrual financing receivables are generally applied first against outstanding principal, though in certain instances where the remaining recorded investment is deemed fully collectible, interest income is recognized on a cash basis.

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

10   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Impaired Loans (dollars in millions)

				Quarters Ended March 31,
	March 31, 2013			2013	2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Average Recorded Investment
With no related allowance recorded:
Commercial
Corporate Finance – Other	$154.0	$190.6	$–	$167.0	$183.1
Corporate Finance – SBL	37.1	50.3	–	38.1	43.0
Transportation Finance	9.3	30.5	–	10.3	6.3
Trade Finance	11.3	11.3	–	10.7	48.8
Vendor Finance – U.S.	4.5	9.3	–	4.6	10.2
Vendor Finance – International	15.1	27.4	–	11.8	9.0
With an allowance recorded:
Commercial
Corporate Finance – Other	93.6	94.9	35.5	98.0	105.8
Corporate Finance – SBL	2.7	3.0	1.0	2.6	21.8
Transportation Finance	9.5	9.5	2.7	19.3	29.5
Trade Finance	3.6	3.6	1.0	4.8	10.7
Total Commercial Impaired Loans(1)	340.7	430.4	40.2	367.2	468.2
Total Loans Impaired at Convenience Date(2)	91.9	170.0	2.3	99.3	180.6
Total	$432.6	$600.4	$42.5	$466.5	$648.8

				Year ended
	December 31, 2012			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Commercial
Corporate Finance – Other	$179.9	$231.9	$–	$199.8
Corporate Finance – SBL	39.1	52.6	–	40.7
Transportation Finance	11.3	29.1	–	7.8
Trade Finance	10.1	13.3	–	29.7
Vendor Finance – U.S.	4.7	12.2	–	7.7
Vendor Finance – International	8.4	20.0	–	9.7
With an allowance recorded:
Commercial
Corporate Finance – Other	102.4	106.7	32.3	111.0
Corporate Finance – SBL	2.4	2.7	1.0	10.4
Transportation Finance	29.1	29.3	8.9	29.0
Trade Finance	6.0	6.0	1.3	12.2
Total Commercial Impaired Loans(1)	393.4	503.8	43.5	458.0
Total Loans Impaired at Convenience date(2)	106.7	260.8	1.5	147.4
Total	$500.1	$764.6	$45.0	$605.4

(1)	Interest income recorded while the loans were impaired was $4.7 million and $5.1 million for the quarters ended March 31, 2013 and March 31, 2012, respectively, of which $0.3 million and $1.7 million was recognized using the cash-basis method. Interest income recorded for the year ended December 31, 2012 while the loans were impaired was $21.3 million of which $4.3 million was interest recognized using cash-basis method of accounting.

(2)	Details of finance receivables that were identified as impaired at the Convenience Date are presented under Loans and Debt Securities Acquired with Deteriorated Credit Quality.

Item 1:  Consolidated Financial Statements  11

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

Loans Acquired with Deteriorated Credit Quality (dollars in millions)

	March 31, 2013(1)			December 31, 2012(1)
	Carrying Amount	Outstanding Balance(2)	Allowance for Loan Losses	Carrying Amount	Outstanding Balance(2)	Allowance for Loan Losses
Commercial	$91.9	$170.0	$2.3	$106.7	$260.8	$1.5
Total loans	$91.9	$170.0	$2.3	$106.7	$260.8	$1.5

(1)	The table excludes amounts in Assets Held for Sale with carrying amounts of $1 million and $3 million at March 31, 2013 and December 31, 2012, and outstanding balances of $3 million and $16 million at March 31, 2013 and December 31, 2012.

(2)	Represents the sum of contractual principal and interest at the reporting date, calculated as pre-FSA net investment plus inception to date charge-offs.

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

The recorded investment of TDRs at March 31, 2013 and December 31, 2012 was $260.0 million and $289.1 million, of which 29% were on non-accrual in each period. Corporate Finance receivables accounted for 90% of the total TDRs at March 31, 2013 and 91% at December 31, 2012. At March 31, 2013 and December 31, 2012, there were $4.9 million and $6.3 million, respectively, of commitments to lend additional funds to borrowers whose loan terms have been modified in TDRs.

The tables that follow present additional information related to modifications qualifying as TDRs that occurred during the quarters ended March 31, 2013 and 2012.

Recorded investment of TDRs that occurred during the quarters ended March 31, 2013 and 2012 (dollars in millions)

	Quarters Ended March 31,
	2013	2012
Commercial
Corporate Finance – Other	$2.9	$–
Corporate Finance – SBL	1.7	5.9
Vendor Finance – U.S.	0.1	2.7
Vendor Finance – International	0.6	1.4
Total	$5.3	$10.0

Recorded investment of TDRs at the time of default that experienced a payment default(1) in the periods presented, and for which the payment default occurred within one year of the modification (dollars in millions)

	Quarters Ended March 31,
	2013	2012
Commercial
Corporate Finance – Other	$25.0	$–
Corporate Finance – SBL	0.5	3.6
Vendor Finance – U.S.	0.3	–
Vendor Finance – International	0.3	0.4
Total	$26.1	$4.0

(1)	Payment default in the table above is one missed payment.

Item 1:  Consolidated Financial Statements  13

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The financial impact of the various modification strategies that the Company employs in response to borrower difficulties is described below. While the discussion focuses on current quarter amounts, the overall nature and impact of modification programs were comparable in the prior year.

■	The nature of modifications qualifying as TDR’s, based upon recorded investment at March 31, 2013 and December 31, 2012, was comprised of payment deferral for 91% and 86%, covenant relief and/or other for 9% and 8%, and interest rate reductions and debt forgiveness for an insignificant amount and 6%, respectively;

■	Payment deferrals, the Company’s most common type of modification program, result in lower net present value of cash flows and increased provision for credit losses to the extent applicable. The financial impact of these modifications is not significant given the reduction to recorded investment balances from FSA discount and the moderate length of deferral periods;

■	Interest rate reductions result in lower amounts of interest being charged to the customer, but are a relatively small part of the Company’s restructuring programs. Additionally, in some instances, modifications improve the Company’s economic return through increased interest rates and fees, but are reported as TDRs due to assessments regarding the borrowers’ ability to independently obtain similar funding in the market and assessments of the relationship between modified rates and terms and comparable market rates and terms. The weighted average change in interest rates for all TDRs occurring during the year ended 2012 was immaterial;

■	Debt forgiveness, or the reduction in amount owed by borrower, results in incremental provision for credit losses, in the form of higher charge-offs. While these types of modifications have the greatest individual impact on the allowance, the combined financial impact for TDRs occurring during the quarter ended March 31, 2013 approximated $0.1 million, as debt forgiveness is a relatively small component of the Company’s modification programs; and

■	The other elements of the Company’s modification programs do not have a significant impact on financial results given their relative size, or do not have a direct financial impact, as in the case of covenant changes.

NOTE 3 — ALLOWANCE FOR LOAN LOSSES

The following table presents changes in the allowance for loan losses.

Allowance for Loan Losses and Recorded Investment in Finance Receivables (dollars in millions)

	Quarter Ended March 31, 2013
	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Total Commercial	Consumer	Total
Beginning balance	$229.9	$36.3	$27.4	$85.7	$379.3	$–	$379.3
Provision for credit losses	12.7	(4.0)	1.3	9.5	19.5	–	19.5
Other(1)	(2.2)	0.2	(0.7)	(0.6)	(3.3)	–	(3.3)
Gross charge-offs(2)	(4.2)	(3.3)	(0.8)	(16.0)	(24.3)	–	(24.3)
Recoveries	2.7	–	2.6	9.5	14.8	–	14.8
Allowance balance – end of period	$238.9	$29.2	$29.8	$88.1	$386.0	$–	$386.0

	Quarter Ended March 31, 2012
Beginning balance	$262.2	$29.3	$29.0	$87.3	$407.8	$–	$407.8
Provision for credit losses	22.7	7.6	3.8	8.2	42.3	0.3	42.6
Other(1)	(7.9)	0.2	(1.7)	1.0	(8.4)	–	(8.4)
Gross charge-offs(2)	(18.0)	(7.9)	(1.5)	(16.2)	(43.6)	(0.6)	(44.2)
Recoveries	11.3	–	0.4	10.2	21.9	0.3	22.2
Allowance balance – end of period	$270.3	$29.2	$30.0	$90.5	$420.0	$–	$420.0

14   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Total Commercial	Consumer	Total
March 31, 2013
Allowance balance:
Loans individually evaluated for impairment	$36.5	$2.7	$1.0	$–	$40.2	$–	$40.2
Loans collectively evaluated for impairment	200.7	26.5	28.8	87.5	343.5	–	343.5
Loans acquired with deteriorated credit quality(3)	1.7	–	–	0.6	2.3	–	2.3
Allowance balance – end of period	$238.9	$29.2	$29.8	$88.1	$386.0	$–	$386.0
Other reserves(1)	$17.7	$0.4	$6.8	$–	$24.9	$0.2	$25.1
Finance receivables:
Loans individually evaluated for impairment	$287.4	$18.8	$14.9	$19.6	$340.7	$–	$340.7
Loans collectively evaluated for impairment	8,742.0	1,919.3	2,510.3	4,915.5	18,087.1	3,600.7	21,687.8
Loans acquired with deteriorated credit quality(3)	84.9	–	–	7.0	91.9	–	91.9
Ending balance	$9,114.3	$1,938.1	$2,525.2	$4,942.1	$18,519.7	$3,600.7	$22,120.4
Percent of loans to total loans	41.2%	8.8%	11.4%	22.3%	83.7%	16.3%	100.0%
March 31, 2012
Allowance balance:
Loans individually evaluated for impairment	$35.9	$2.9	$3.6	$–	$42.4	$–	$42.4
Loans collectively evaluated for impairment	231.5	26.3	26.4	88.9	373.1	–	373.1
Loans acquired with deteriorated credit quality(3)	2.9	–	–	1.6	4.5	–	4.5
Allowance balance – end of period	$270.3	$29.2	$30.0	$90.5	$420.0	$–	$420.0
Other reserves(1)	$16.8	$1.2	$7.7	$–	$25.7	$–	$25.7
Finance receivables:
Loans individually evaluated for impairment	$339.0	$26.0	$43.7	$19.9	$428.6	$–	$428.6
Loans collectively evaluated for impairment	6,831.5	1,677.4	2,344.5	4,467.3	15,320.7	4,587.7	19,908.4
Loans acquired with deteriorated credit quality(3)	153.5	–	–	19.8	173.3	1.2	174.5
Ending balance	$7,324.0	$1,703.4	$2,388.2	$4,507.0	$15,922.6	$4,588.9	$20,511.5
Percent of loans to total loans	35.7%	8.3%	11.6%	22.0%	77.6%	22.4%	100.0%

(1)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit and for deferred purchase agreements, all of which is recorded in Other Liabilities. “Other” also includes changes relating to sales and foreign currency translations,

(2)	Gross charge-offs include $1.5 million that were charged directly to the specific allowance for loan losses for the quarter ended March 31, 2013 related to Corporate Finance. Gross charge-offs include $11.3 million that were charged directly to the specific allowance for loan losses for the March 31, 2012 quarter, of which $6.1 million related to Corporate Finance, $5.0 million related to Transportation Finance, and the remainder related to Trade Finance.

(3)	Represents loans considered impaired in FSA and are accounted for under the guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality).

NOTE 4 — INVESTMENT SECURITIES

Investments include debt and equity securities. The Company’s debt securities primarily include U.S. Treasury securities, U.S. Government Agency securities and foreign government securities that typically mature in 91 days or less, and the carrying value approximates fair value. Equity securities include common stock and warrants.

Investment Securities (dollars in millions)

	March 31, 2013	December 31, 2012
Debt securities available-for-sale	$1,429.0	$767.6
Equity securities available-for-sale	14.3	14.3
Debt securities held-to-maturity(1)	189.9	188.4
Non-marketable equity investments(2)	90.9	95.2
Total investment securities	$1,724.1	$1,065.5

(1)	Recorded at amortized cost less impairment on securities that have credit-related impairment.

(2)	Non-marketable equity investments include $24.0 million and $27.6 million in limited partnerships at March 31, 2013 and December 31, 2012, respectively, accounted for under the equity method. The remaining investments are carried at cost and include qualified Community Reinvestment Act (CRA) investments, equity fund holdings and shares issued by customers during loan work out situations or as part of an original loan investment.

Item 1:  Consolidated Financial Statements  15

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

Realized investment gains totaled $2.4 million and $19.0 million for the quarters ended March 31, 2013 and 2012, respectively, and exclude losses from OTTI. OTTI credit-related impairments on equity securities recognized in earnings were not material for the quarters ended March 31, 2013 and March 31, 2012. Impairment amounts in accumulated other comprehensive income (“AOCI”) were not material at March 31, 2013 or December 31, 2012.

In addition, the Company maintained $5.1 billion and $6.4 billion of interest bearing deposits at March 31, 2013 and December 31, 2012, respectively that are cash equivalents and are classified separately on the balance sheet.

The following table presents interest and dividends on interest bearing deposits and investments:

Interest and Dividend Income (dollars in millions)

	Quarters Ended March 31,
	2013	2012
Interest income – interest bearing deposits	$3.5	$4.9
Interest income – investments	1.9	2.5
Dividends – investments	1.0	0.4
Total interest and dividends	$6.4	$7.8

Securities Available-for-Sale

The following table presents amortized cost and fair value of securities AFS at March 31, 2013 and December 31, 2012.

Securities Available For Sale — Amortized Cost and Fair Value (dollars in millions)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2013
Debt securities AFS
U.S. Treasury Securities	$1,400.5	$–	$–	$1,400.5
Foreign Government Treasuries	28.5	–	–	28.5
Total debt securities AFS	1,429.0	–	–	1,429.0
Equity securities AFS	13.1	1.2	–	14.3
Total securities AFS	$1,442.1	$1.2	$–	$1,443.3
December 31, 2012
Debt securities AFS
U.S. Treasury Securities	$750.3	$–	$–	$750.3
Foreign Government Treasuries	17.3	–	–	17.3
Total debt securities AFS	767.6	–	–	767.6
Equity securities AFS	13.1	1.2	–	14.3
Total securities AFS	$780.7	$1.2	$–	$781.9

16   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Debt Securities Held-to-Maturity

The carrying value and fair value of securities held-to-maturity (“HTM”) at March 31, 2013 and December 31, 2012 were as follows:

Securities Held To Maturity — Carrying Value and Fair Value (dollars in millions)

	Carrying Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
March 31, 2013
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$94.7	$1.5	$–	$96.2
State and municipal	18.0	0.1	–	18.1
Foreign government	28.1	0.1	–	28.2
Corporate – Foreign	49.1	–	–	49.1
Total debt securities held-to-maturity	$189.9	$1.7	$–	$191.6
December 31, 2012
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$96.5	$2.8	$–	$99.3
State and municipal	13.1	–	–	13.1
Foreign government	28.4	–	–	28.4
Corporate – Foreign	50.4	–	–	50.4
Total debt securities held-to-maturity	$188.4	$2.8	$–	$191.2

The following table presents the amortized cost and fair value of debt securities HTM by contractual maturity dates:

Securities Held To Maturity — Amortized Cost and Fair Value Maturities (dollars in millions)

	March 31, 2013		December 31, 2012
	Carrying Cost	Fair Value	Carrying Cost	Fair Value
Mortgage-backed securities(1)
Total – Due after 10 years(2)	$94.7	$96.2	$96.5	$99.3
State and municipal
Due after 1 but within 5 years	4.9	5.0	4.9	4.9
Due after 5 but within 10 years	1.3	1.3	1.4	1.4
Due after 10 years(2)	11.8	11.8	6.8	6.8
Total	18.0	18.1	13.1	13.1
Foreign government
Due within 1 year	20.4	20.4	25.5	25.4
Due after 1 but within 5 years	7.7	7.8	2.9	3.0
Total	28.1	28.2	28.4	28.4
Corporate – Foreign
Total – Due after 5 but within 10 years	49.1	49.1	50.4	50.4
Total debt securities held-to-maturity	$189.9	$191.6	$188.4	$191.2

(1)	Includes mortgage-backed securities of U.S. federal agencies.

(2)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

Item 1:  Consolidated Financial Statements  17

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 5 — LONG-TERM BORROWINGS

The following table presents outstanding long-term borrowings, net of FSA. The FSA fair value adjustment is amortized as a cost adjustment over the remaining term of the respective debt and is reflected in Interest Expense.

Long-term Borrowings (dollars in millions)

	March 31, 2013			December 31, 2012
	CIT Group Inc.	Subsidiaries	Total	Total
Senior Unsecured Notes(1)	$11,800.3	$1.4	$11,801.7	$11,824.0
Secured Borrowings	–	9,775.3	9,775.3	10,137.8
Total Long-term Borrowings	$11,800.3	$9,776.7	$21,577.0	$21,961.8

(1)	Senior Unsecured Notes comprise $5,250 million of Series C Notes, $6,500 million of Unsecured Notes issued after March 9, 2012 and $51.7 million of Other Debt.

Revolving Credit Facility

At March 31, 2013 and December 31, 2012 there were no outstanding borrowings under the Revolving Credit Facility and the amount available to draw upon at each period was approximately $1.9 billion, with the remaining amount of approximately $0.1 billion utilized for issuance of letters of credit.

The total commitment amount under the Revolving Credit Facility is $2 billion, consisting of a $1.65 billion revolving loan tranche and a $350 million revolving loan tranche that can also be utilized for issuance of letters of credit. The Revolving Credit Facility matures on August 14, 2015 and accrues interest at a per annum rate of LIBOR plus a margin of 2.00% to 2.75% (with no floor) or Base Rate plus a margin of 1.00% to 1.75% (with no floor). The applicable margin is determined by reference to the current long-term senior unsecured, non-credit enhanced debt rating of the Company by S&P and Moody’s. The applicable margin for LIBOR loans is 2.50% and the applicable margin for Base Rate loans was 1.50% at March 31, 2013.

The Revolving Credit Facility may be drawn and prepaid at the option of CIT. The unutilized portion of any commitment under the Revolving Credit Facility may be reduced permanently or terminated by CIT at any time without penalty.

The facility is currently guaranteed by eight of the Company’s domestic operating subsidiaries and subject to an asset coverage covenant (based on the book value of eligible assets of the Continuing Guarantors) of 2.0x the sum of: (i) the committed facility size and (ii) all outstanding indebtedness (including, without duplication, guarantees of such indebtedness) for borrowed money (excluding subordinated intercompany indebtedness) of the Continuing Guarantors, tested monthly and upon certain dispositions or encumbrances of eligible assets of the Continuing Guarantors.

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

Senior Unsecured Notes

Senior unsecured notes include notes issued under the “shelf” registration filed in March 2012, and Series C Unsecured Notes. The notes filed under the shelf registration rank equal in right of payment with the Series C Unsecured Notes and the Revolving Credit Facility.

The following tables present the principal amounts of Senior Unsecured Notes issued under the Company’s shelf registration and Series C Unsecured Notes by maturity date.

Senior Unsecured Notes (dollars in millions)

Maturity Date	Rate (%)	Date of Issuance	Par Value
May 2017	5.000%	May 2012	$1,250.0
August 2017	4.250%	August 2012	1,750.0
March 2018	5.250%	March 2012	1,500.0
May 2020	5.375%	May 2012	750.0
August 2022	5.000%	August 2012	1,250.0
Weighted average and total	4.90%		$6,500.0

18   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Series C Unsecured Notes (dollars in millions)

Maturity Date	Rate (%)	Date of Issuance	Par Value
March 2014	5.250%	March 2011	$1,300.0
February 2015	4.750%	February 2012	1,500.0
March 2018	6.625%	March 2011	700.0
February 2019	5.500%	February 2012	1,750.0
Weighted average and total	5.37%		$5,250.0

The Indentures for the Senior Unsecured Notes and Series C Unsecured Notes limit the Company’s ability to create liens, merge or consolidate, or sell, transfer, lease or dispose of all or substantially all of its assets. Upon a Change of Control Triggering Event as defined in the Indentures for the Senior Unsecured Notes and Series C Unsecured Notes, holders of the Senior Unsecured Notes and Series C Unsecured Notes will have the right to require the Company, as applicable, to repurchase all or a portion of the Senior Unsecured Notes and Series C Unsecured Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest to the date of such repurchase.

Other debt of $51.7 million includes senior unsecured notes issued prior to CIT’s reorganization including debt issued under the InterNotes retail note program and outstanding borrowings under a local line of credit utilized by a non-U.S. subsidiary.

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

Secured Borrowings and Pledged Assets Summary (dollars in millions)

	March 31, 2013		December 31, 2012
	Secured Borrowing	Pledged Assets	Secured Borrowing	Pledged Assets
Consumer(1)	$3,536.2	$3,682.7	$3,630.9	$3,772.8
Trade Finance	334.7	1,727.3	350.8	1,523.6
Corporate Finance(1)	924.6	1,166.8	933.9	1,190.6
Vendor Finance – U.S.	467.6	650.4	574.6	765.4
Vendor Finance – International	969.7	1,062.8	1,028.4	1,182.9
Subtotal – Finance Receivables	6,232.8	8,290.0	6,518.6	8,435.3
Transportation Finance – Aircraft	2,497.8	4,050.6	2,560.3	4,049.1
Transportation Finance – Rail	966.0	1,184.5	976.8	1,185.0
Subtotal – Equipment under operating leases(1)	3,463.8	5,235.1	3,537.1	5,234.1
Investment Securities	78.7	79.7	82.1	83.3
Total	$9,775.3	$13,604.8	$10,137.8	$13,752.7

(1)	At March 31, 2013, GSI TRS related borrowings and pledged assets, respectively, of $908.3 million and $988.7 million were included in Consumer, $228.3 million and $403.8 million in Corporate Finance, and $1.07 billion and $2.04 billion in Transportation Finance. The GSI TRS is described in Note 6 – Derivative Financial Instruments.

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

NOTE 6 — DERIVATIVE FINANCIAL INSTRUMENTS

As part of managing economic risk and exposure to interest rate and foreign currency risk, the Company enters into derivative transactions in over-the-counter markets with other financial institutions but does not enter into derivative financial instruments for speculative purposes.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) includes measures to broaden the scope of derivative instruments subject to regulation by requiring clearing and exchange trading of certain derivatives, and imposing margin, reporting and registration requirements for certain market participants. Since the Company does not meet the definition of a Swap Dealer or Major Swap Participant under the Act, its currently new reporting obligations, effective April 10, 2013, will be limited in scope to an insignificant number of derivative transactions executed with its lending customers in order to mitigate their interest rate risk.

See Note 1 — “Business and Summary of Significant Accounting Policies” in our December 31, 2012 Form 10-K for further description of the Company’s derivative transaction policies.

The following table presents fair values and notional values of derivative financial instruments:

Fair and Notional Values of Derivative Financial Instruments(1) (dollars in millions)

	March 31, 2013			December 31, 2012
Qualifying Hedges	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Cross currency swaps – net investment hedges	$147.4	$–	$(2.3)	$151.2	$–	$(6.1)
Foreign currency forward contracts – cash flow hedges	9.3	–	(1.2)	10.6	–	(0.9)
Foreign currency forward contracts – net investment hedges	1,292.7	16.8	(24.9)	1,192.6	1.9	(31.5)
Total Qualifying Hedges	$1,449.4	$16.8	$(28.4)	$1,354.4	$1.9	$(38.5)
Non-Qualifying Hedges
Cross currency swaps	$409.0	$3.0	$(1.3)	$551.5	$1.7	$(11.0)
Interest rate swaps(2)	884.1	1.0	(36.0)	809.6	0.6	(39.3)
Written options	332.4	–	(0.2)	251.4	–	(0.1)
Purchased options	575.1	0.5	–	502.7	0.3	–
Foreign currency forward contracts	1,580.4	16.4	(11.5)	1,828.2	5.7	(25.7)
TRS	167.5	–	(3.1)	106.6	–	(5.8)
Equity Warrants	1.0	0.3	–	1.0	0.1	–
Total Non-qualifying Hedges	$3,949.5	$21.2	$(52.1)	$4,051.0	$8.4	$(81.9)

(1)	Presented on a gross basis

(2)	Non-qualifying hedges notional amount includes $23.5 million forward-starting customer interest rate swaps, which become effective on September 30, 2013.

20   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Total Return Swap (“TRS”)

Two financing facilities with Goldman Sachs International (“GSI”) are structured as total return swaps (“TRS”), under which amounts available for advances are accounted for as derivatives. Pursuant to applicable accounting guidance, only the unutilized portion of the TRS is accounted for as a derivative and recorded at its estimated fair value.

On October 26, 2011, CIT amended its existing $2.125 billion total return swap facility between CIT Financial Ltd. (“CFL”) and Goldman Sachs International (“GSI”) in order to provide greater flexibility for certain assets to be funded under the facility. The size of the existing CFL facility was reduced to $1.5 billion, and the $625 million formerly available under the existing CFL facility was transferred to a new total return swap facility between GSI and CIT TRS Funding B.V. (“BV”), a wholly owned subsidiary of CIT.

The aggregate “notional amounts” of the TRS of $167.5 million at March 31, 2013 and $106.6 million at December 31, 2012 represent the aggregate unused portions under the CIT Financial Ltd. (“CFL”) and CIT TRS Funding B.V. (“BV”), facilities and constitute derivative financial instruments. These notional amounts are calculated as the maximum aggregate facility commitment amounts, currently $2,125.0 million, less the aggregate actual adjusted qualifying borrowing base outstanding of $1,957.5 million at March 31, 2013 and $2,018.4 million at December 31, 2012 under the CFL and BV facilities. The notional amounts of the derivatives will increase as the adjusted qualifying borrowing base decreases due to repayment of the underlying asset-backed securities (ABS) to investors. If CIT funds additional ABS under the CFL or BV facilities, the aggregate adjusted qualifying borrowing base of the total return swaps will increase and the notional amount of the derivatives will decrease accordingly.

Valuation of the derivatives related to the GSI facilities is based on several factors using a discounted cash flow (DCF) methodology, including:

■	CIT’s funding costs for similar financings based on current market conditions;

■	Forecasted usage of the long-dated CFL and BV facilities through the final maturity date in 2028; and

■	Forecasted amortization, due to principal payments on the underlying ABS, which impacts the amount of the unutilized portion.

Based on the Company’s valuation, a liability of $3.1 million and $5.8 million was recorded at March 31, 2013 and December 31, 2012, respectively.

The following tables present a summary, as at March 31, 2013 and December 31, 2012, of the gross amounts of recognized financial assets and liabilities; the amounts offset under current GAAP in the consolidated balance sheet; the net amounts presented in the consolidated balance sheet; the amounts subject to an enforceable master netting arrangement or similar agreement that were not included in the offset amount above, and the amount of cash collateral received or pledged.

				Gross amounts not offset in the Consolidated Balance Sheet
	Gross Amount of Recognized Assets (Liabilities)	Gross Amount Offset in the Consolidated Balance Sheet	Net Amount Presented in the Consolidated Balance Sheet	Derivative Financial Instruments(5)	Cash Collateral Received(5)	Net Amount
March 31, 2013
Derivative assets(1)(6)	$38.0	$–	$38.0	$(24.1)	$(10.5)	$3.4
Derivative liabilities(2)(6)	(80.5)	–	(80.5)	24.1	20.7	(35.7)
December 31, 2012
Derivative assets(3)(6)	10.3	–	10.3	(7.6)	(1.7)	1.0
Derivative liabilities(4)(6)	(120.4)	–	(120.4)	8.0	73.3	(39.1)

(1)	Includes $16.8 million of qualifying hedges reported in other assets and $21.2 million of non-qualifying hedges reported in Trading assets at fair value – derivatives.

(2)	Includes $(28.4) million of qualifying hedges reported in other liabilities and $(52.1) million of non-qualifying hedges reported in Trading liabilities at fair value – derivatives.

(3)	Includes $1.9 million of qualifying hedges reported in other assets and $8.4 million of non-qualifying hedges reported in Trading assets at fair value – derivatives.

(4)	Includes $(38.5) million of qualifying hedges reported in other liabilities and $(81.9) million of non-qualifying hedges reported in Trading liabilities at fair value – derivatives.

(5)	The Company’s derivative transactions are governed by International Swaps and Derivatives Association (“ISDA”) agreements that allow for net settlements of certain payments as well as offsetting of all contracts (“Derivative Financial Instruments”) with a given counterparty in the event of bankruptcy or default of one of the two parties to the transaction. We believe our ISDAs meet the definition of a master netting arrangement or similar agreement for purposes of the above disclosure. In conjunction with the ISDAs, the Company has entered into collateral arrangements with its counterparties which provide for the exchange of cash depending on the change in the market valuation of the derivative contracts outstanding. Such collateral is available to be applied in settlement of the net balance upon the event of default by one of the counterparties.

(6)	Substantially all of the derivatives portfolio is under ISDAs.

Item 1:  Consolidated Financial Statements  21

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the impact of derivatives on the statements of operations:

Derivative Instrument Gains and Losses (dollars in millions)

		Quarters Ended March 31,
Derivative Instruments	Gain / (Loss) Recognized	2013	2012
Qualifying Hedges
Foreign currency forward contracts – cash flow hedges	Other income	$(0.3)	$(4.5)
Total Qualifying Hedges		(0.3)	(4.5)
Non Qualifying Hedges
Cross currency swaps	Other income	6.8	(11.3)
Interest rate swaps	Other income	3.8	(0.9)
Foreign currency forward contracts	Other income	24.7	(16.1)
Equity warrants	Other income	0.2	(0.1)
Total Return Swap (TRS)	Other income	2.7	–
Total Non-qualifying Hedges		38.2	(28.4)
Total derivatives-income statement impact		$37.9	$(32.9)

The following table presents the changes in AOCI relating to derivatives:

Changes in AOCI Relating to Derivatives (dollars in millions)

Contract Type	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Quarter Ended March 31, 2013
Foreign currency forward contracts – cash flow hedges	$(0.3)	$–	$(0.3)	$(0.4)	$(0.1)
Foreign currency forward contracts – net investment hedges	(3.2)	–	(3.2)	19.2	22.4
Cross currency swaps – net investment hedges	–	–	–	3.8	3.8
Total	$(3.5)	$–	$(3.5)	$22.6	$26.1
Quarter Ended March 31, 2012
Foreign currency forward contracts – cash flow hedges	$(4.5)	$–	$(4.5)	$(4.0)	$0.5
Foreign currency forward contracts – net investment hedges	0.2	–	0.2	(48.1)	(48.3)
Cross currency swaps – net investment hedges	–	–	–	(10.2)	(10.2)
Total	$(4.3)	$–	$(4.3)	$(62.3)	$(58.0)

Estimated amount of net losses on cash flow hedges recorded in AOCI at March 31, 2013 expected to be recognized in income over the next 12 months is $0.1 million.

NOTE 7 — FAIR VALUE

Fair Value Hierarchy

The Company is required to report fair value measurements for specified classes of assets and liabilities. See Note 1 — “Business and Summary of Significant Accounting Policies” in our December 31, 2012 Form 10-K for further description of the Company’s fair value measurement policy.

22   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company characterizes inputs in the determination of fair value according to the fair value hierarchy. The fair value of the Company’s assets and liabilities where the measurement objective specifically requires the use of fair value are set forth in the tables below:

Assets and Liabilities Measured at Fair Value on a Recurring Basis (dollars in millions)

March 31, 2013	Total	Level 1	Level 2	Level 3
Assets
Debt Securities AFS	$1,429.0	$28.5	$1,400.5	$–
Equity Securities AFS	14.3	14.3	–	–
Trading assets at fair value – derivatives	21.2	–	21.2	–
Derivative counterparty assets at fair value	16.8	–	16.8	–
Total Assets	$1,481.3	$42.8	$1,438.5	$–
Liabilities
Trading liabilities at fair value – derivatives	$(52.1)	$–	$(49.0)	$(3.1)
Derivative counterparty liabilities at fair value	(28.4)	–	(28.4)	–
Total Liabilities	$(80.5)	$–	$(77.4)	$(3.1)
December 31, 2012
Assets
Debt Securities AFS	$767.6	$17.3	$750.3	$–
Equity Securities AFS	14.3	14.3	–	–
Trading assets at fair value – derivatives	8.4	–	8.4	–
Derivative counterparty assets at fair value	1.9	–	1.9	–
Total	$792.2	$31.6	$760.6	$–
Liabilities
Trading liabilities at fair value – derivatives	$(81.9)	$–	$(76.1)	$(5.8)
Derivative counterparty liabilities at fair value	(38.5)	–	(38.5)	–
Total	$(120.4)	$–	$(114.6)	$(5.8)

The following table presents financial instruments for which a non-recurring change in fair value has been recorded:

Assets Measured at Fair Value on a Non-recurring Basis (dollars in millions)

		Fair Value Measurements at Reporting Date Using:
	Total	Level 1	Level 2	Level 3	Total Gains and (Losses)
Assets
March 31, 2013
Assets Held for Sale	$243.7	$–	$–	$243.7	$(22.6)
Impaired loans	19.8	–	–	19.8	(4.0)
Total	$263.5	$–	$–	$263.5	$(26.6)
December 31, 2012
Assets Held for Sale	$296.7	$–	$–	$296.7	$(106.9)
Impaired loans	61.0	–	–	61.0	(40.9)
Total	$357.7	$–	$–	$357.7	$(147.8)

Loans are transferred from held for investment (“HFI”) to held for sale (“HFS”) at the lower of cost or fair value. At the time of transfer, a write-down of the loan is recorded as a charge-off, if applicable. Once classified as HFS, the amount by which the carrying value exceeds fair value is recorded as a valuation allowance.

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

Level 3 Gains and Losses

The tables below set forth a summary of changes in the estimated fair value of the Company’s Level 3 financial assets and liabilities measured on a recurring basis:

Changes in Fair Value of Level 3 Financial Assets and Liabilities Measured on a Recurring Basis (dollars in millions)

	Total	Derivatives	Equity Securities Available for Sale
December 31, 2012	$(5.8)	$(5.8)	$–
Gains or losses realized/unrealized
Included in Other Income	2.7	2.7	–
Other, net	–	–	–
March 31, 2013	$(3.1)	$(3.1)	$–
December 31, 2011	$–	$–	$–
Gains or losses realized/unrealized
Included in Other Income	–	–	–
Other, net	–	–	–
March 31, 2012	$–	$–	$–

Level 3 liabilities at March 31, 2013 and December 31, 2012 represent the valuation of the derivatives related to the GSI facilities.

24   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying and estimated fair values of financial instruments presented below exclude leases and certain other assets and liabilities, for which disclosure is not required.

Estimated Fair Value of Assets and Liabilities (dollars in millions)

	March 31, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Trading assets at fair value – derivatives	$21.2	$21.2	$8.4	$8.4
Derivative counterparty assets at fair value	16.8	16.8	1.9	1.9
Assets held for sale (excluding leases)	23.0	26.8	58.3	61.9
Loans (excluding leases)	16,207.9	16,495.3	15,685.0	15,919.9
Investment Securities	1,724.1	1,725.8	1,065.5	1,068.3
Other assets subject to fair value disclosure and unsecured counterparty receivables(1)	1,025.2	1,025.2	1,084.0	1,084.0
Liabilities
Deposits(2)	(10,746.8)	(10,999.8)	(9,721.8)	(9,931.8)
Trading liabilities at fair value – derivatives	(52.1)	(52.1)	(81.9)	(81.9)
Derivative counterparty liabilities at fair value	(28.4)	(28.4)	(38.5)	(38.5)
Long-term borrowings(2)	(21,731.4)	(22,813.9)	(22,161.4)	(23,180.8)
Other liabilities subject to fair value disclosure(3)	(1,838.2)	(1,838.2)	(1,953.1)	(1,953.1)

(1)	Other assets subject to fair value disclosure primarily include accrued interest receivable and miscellaneous receivables. These assets have carrying values that approximate fair value generally due to the short-term nature and are classified as level 3. The unsecured counterparty receivables primarily consist of amounts owed to CIT from GSI for debt discount, return of collateral posted to GSI and settlements resulting from market value changes to asset-backed securities underlying the GSI Facilities.

(2)	Deposits and long-term borrowings include accrued interest, which is included in “Other liabilities” in the Balance Sheet.

(3)	Other liabilities subject to fair value disclosure include accounts payable, accrued liabilities, customer security and maintenance deposits and miscellaneous liabilities. The fair value of these approximates carrying value and are classified as level 3.

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

Investment Securities – Debt and equity securities classified as AFS are carried at fair value, as determined either by Level 1 or Level 2 inputs. Debt securities classified as AFS included investments in U.S. Treasury and federal government agency securities and were valued using Level 2 inputs, primarily quoted prices for similar securities. Certain equity securities classified as AFS were valued using Level 1 inputs, primarily quoted prices in active markets, while other equity securities used Level 2 inputs, due to being less frequently traded or having limited quoted market prices. Debt securities classified as HTM are securities that the Company has both the ability and the intent to hold until maturity and are carried at amortized cost and periodically assessed for OTTI, with the cost basis reduced when impairment is deemed to be other-than-temporary. Non-marketable equity investments are generally recorded under the cost or equity method of accounting and are periodically assessed for OTTI, with the net asset values reduced when impairment is deemed to be other-than-temporary. For investments in limited equity partnership interests, we use the net asset value provided by the fund manager as an appropriate measure of fair value.

Assets held for sale – Assets held for sale are recorded at lower of cost or fair value on the balance sheet. Most of the assets are subject to a binding contract, current letter of intent or other third-party valuation, which are Level 3 inputs. For the remaining assets, the fair value is generally determined using internally generated valuations or discounted cash flow analysis, which are considered Level 3 inputs. Commercial loans are generally valued individually, while small-ticket commercial loans are valued on an aggregate portfolio basis.

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

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

credit risk characteristics obtained from independent third party vendors. For the consumer loan portfolio, the discount spread is derived based on the company’s estimate of a market participant’s required return on equity that incorporates credit loss estimates based on expected and current default rates. As these Level 3 unobservable inputs are specific to individual loans / collateral types, management does not believe that sensitivity analysis of individual inputs is meaningful, but rather that sensitivity is more meaningfully assessed through the evaluation of aggregate carrying values of the loans. The fair value of loans at March 31, 2013 was $16.5 billion, which is 101.8% of carrying value. The fair value of the commercial loans portfolio was $12.6 billion, 100.2% of carrying value, and the fair value of the consumer portfolio was $3.9 billion, 107.2% of carrying value.

Impaired Loans – The value of impaired loans is estimated using the fair value of collateral (on an orderly liquidation basis) if the loan is collateralized, or the present value of expected cash flows utilizing the current market rate for such loan. As these Level 3 unobservable inputs are specific to individual loans / collateral types, management does not believe that sensitivity analysis of individual inputs is meaningful, but rather that sensitivity is more meaningfully assessed through the evaluation of aggregate carrying values of impaired loans relative to contractual amounts owed (unpaid principal balance or “UPB”) from customers. As of March 31, 2013, the UPB related to impaired loans, including loans for which the Company is applying the income recognition and disclosure guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality), totaled $600.4 million. Including related allowances, these loans are carried at $390.1 million, or 65% of UPB. Of these amounts, $319.4 million and $231.3 million of UPB and carrying value relate to loans with no specific allowance. The difference between UPB and carrying value reflects cumulative charge-offs on accounts remaining in process of collection, FSA discounts and allowances. See Note 2 — Loans for more information.

Deposits – The fair value of deposits was estimated based upon a present value discounted cash flow analysis. Discount rates used in the present value calculation are based on the Company’s average current deposit rates for similar terms, which are Level 3 inputs.

Long-term borrowings – Unsecured borrowings of approximately $11.8 billion par value at March 31, 2013, were valued based on quoted market prices, which are Level 1 inputs. Approximately $6.4 billion of the secured borrowings at March 31, 2013 utilized market inputs to estimate fair value, which are Level 2 inputs. Where market estimates were not available for approximately $3.7 billion at March 31, 2013, values were estimated using a discounted cash flow analysis with a discount rate approximating current market rates for issuances by CIT of similar term debt, which are Level 3 inputs.

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

The calculation of the Company’s regulatory capital ratios are subject to review and consultation with the Federal Reserve Bank, which may result in refinements to amounts reported at March 31, 2013.

26   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Tier 1 Capital and Total Capital Components (dollars in millions)

	CIT				CIT Bank
Tier 1 Capital	March 31, 2013		December 31, 2012		March 31, 2013	December 31, 2012
Total stockholders’ equity	$8,494.4		$8,334.8		$2,476.8	$2,437.2
Effect of certain items in accumulated other comprehensive loss excluded from Tier 1 Capital	41.7		41.1		(0.3)	(0.4)
Adjusted total equity	8,536.1		8,375.9		2,476.5	2,436.8
Less: Goodwill	(345.9)		(345.9)		–	–
Disallowed intangible assets	(27.7)		(32.7)		–	–
Investment in certain subsidiaries	(33.5)		(34.4)		–	–
Other Tier 1 components(1)	(64.7)		(68.0)		–	(14.3)
Tier 1 Capital	8,064.3		7,894.9		2,476.5	2,422.5
Tier 2 Capital
Qualifying allowance for credit losses and other reserves(2)	411.0		402.6		155.0	141.2
Less: Investment in certain subsidiaries	(33.5)		(34.4)		–	–
Other Tier 2 components(3)	0.5		0.5		0.2	0.3
Total qualifying capital	$8,442.3		$8,263.6		$2,631.7	$2,564.0
Risk-weighted assets	$49,313.4		$48,580.1		$12,383.4	$11,289.1
Total Capital (to risk-weighted assets):
Actual	17.1%		17.0%		21.3%	22.7%
Required Ratio for Capital Adequacy Purposes	13.0	%(4)	13.0	%(4)	8.0%	8.0%
Tier 1 Capital (to risk-weighted assets):
Actual	16.4%		16.3%		20.0%	21.5%
Required Ratio for Capital Adequacy Purposes	4.0%		4.0%		4.0%	4.0%
Tier 1 Leverage Ratio:
Actual	18.4%		18.3%		19.4%	20.2%
Required Ratio for Capital Adequacy Purposes	4.0%		4.0%		4.0%	4.0%

(1)	Includes the portion of net deferred tax assets that does not qualify for inclusion in Tier 1 capital based on the capital guidelines, the Tier 1 capital charge for nonfinancial equity investments and the Tier 1 capital deduction for net unrealized losses on available-for-sale marketable securities (net of tax).

(2)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit, and deferred purchase agreements, all of which are recorded in Other Liabilities.

(3)	Banking organizations are permitted to include in Tier 2 Capital up to 45% of net unrealized pretax gains on available-for-sale equity securities with readily determinable fair values.

(4)	The Company committed to maintaining certain capital ratios above regulatory minimum levels.

NOTE 9 — INCOME TAXES

The Company’s first quarter tax provision of $15.2 million decreased from $44.2 million in the prior quarter and $40.3 million in the year-ago quarter. The first quarter provision primarily reflects income tax expense on the earnings of certain international operations and state tax expense in the U.S. Included in the first quarter tax provision is approximately $5.3 million of net discrete tax benefits which primarily relate to incremental tax benefits associated with favorable settlements of prior year international tax audits partially offset by the establishment of valuation allowances against certain international net deferred tax assets. The decreases from prior periods primarily reflect a reduction in foreign tax expense driven by lower international earnings and several discrete items. The $40.3 million provision for the first quarter of 2012 was primarily driven by income tax expense on the earnings from international operations and no income tax benefit recorded on the domestic losses.

The changes in the effective tax rate each period is impacted by a number of factors, including the relative mix of domestic and foreign earnings, valuation allowances in various jurisdictions, and discrete items. As a result, the effective tax rate may not be indicative of the rate for near term future periods. The actual year-end 2013 effective tax rate may vary from the currently projected tax rate due to the changes in the factors mentioned above.

Item 1:  Consolidated Financial Statements  27

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of December 31, 2012, CIT had cumulative U.S. federal net operating loss carry-forwards (NOLs) of $4.9 billion, of which $2.3 billion was related to pre-emergence losses. These NOLs will expire beginning in 2027 through 2032. The Company generated a modest amount of domestic taxable earnings in the first quarter of 2013, which marginally decreased the U.S. federal net operating loss carry-forwards and its respective valuation allowance. The Company has not recognized any tax benefit on its prior year domestic losses due to uncertainties related to the ability to realize its net deferred tax assets in the future. Pursuant to Section 382 of the Internal Revenue Code, the Company is generally subject to a $230 million annual limitation on the use of its $2.3 billion of pre-emergence NOLs. NOLs arising in post-emergence years are not subject to this limitation absent another ownership change as defined by the Internal Revenue Service (IRS) for U.S. tax purposes.

At December 31, 2012, the Company maintained a valuation allowance of $1.6 billion against its net deferred tax assets. Of the $1.6 billion valuation allowance, approximately $1.4 billion related to domestic reporting entities and approximately $190 million related to foreign reporting entities. Management’s decision to maintain the valuation allowances on certain reporting entities’ net deferred tax assets required significant judgment and an analysis of all the positive and negative evidence regarding the likelihood that these future benefits will be realized. The most recent three years of cumulative losses, adjusted for any non-recurring items, was considered a significant negative factor supporting the need for a valuation allowance. At the point when these entities transition into a cumulative income position, Management will consider this profitability measure along with other facts and circumstances in determining whether to release any of the valuation allowances. The other facts and circumstances that are considered in evaluating the need for or release of a valuation allowance include sustained profitability, both historical and forecast, and business / tax planning strategies.

While certain foreign entities with net operating loss carry-forwards have been profitable, the Company continues to record a full valuation allowance on these entities’ net deferred tax assets due to their history of losses. A sustained period of profitability in each of these foreign entities is required before the Company would change its judgment regarding the need for valuation allowances against the net deferred tax assets. Management will evaluate reversing the valuation allowances of each foreign reporting entity later this year provided there is continued improvement in the operating results.

Liabilities for Uncertain Tax Positions

The Company’s liability for uncertain tax positions totaled $317.6 million at March 31, 2013 and $317.8 million at December 31, 2012. Management estimates that this liability may be reduced by up to $5 million within the next twelve months. The Company’s accrued liability for interest and penalties totaled $12.0 million at March 31, 2013 and $12.6 million at December 31, 2012. The Company recognizes accrued interest and penalties on unrecognized tax benefits in income tax expense.

28   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 10 — STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income/(Loss)

The following table details the components of Accumulated Other Comprehensive Loss:

Components of Accumulated Other Comprehensive Income (Loss) (dollars in millions)

	March 31, 2013			December 31, 2012
	Gross Unrealized	Income Taxes	Net Unrealized	Gross Unrealized	Income Taxes	Net Unrealized
Changes in benefit plan net gain/(loss) and prior service (cost)/credit	$(43.6)	$0.3	$(43.3)	$(43.5)	$0.4	$(43.1)
Foreign currency translation adjustments	(41.6)	–	(41.6)	(36.6)	–	(36.6)
Changes in fair values of derivatives qualifying as cash flow hedges	(0.2)	–	(0.2)	(0.1)	–	(0.1)
Unrealized net gains (losses) on available for sale securities	3.0	(1.2)	1.8	3.5	(1.4)	2.1
Total accumulated other comprehensive loss	$(82.4)	$(0.9)	$(83.3)	$(76.7)	$(1.0)	$(77.7)

The following table details the changes in the components of Accumulated Other Comprehensive Loss:

Changes in Accumulated Other Comprehensive Income (Loss) by Component(1) (dollars in millions)

	Changes in benefit plan net gain/(loss) and prior service (cost)/credit	Foreign currency translation adjustments	Unrealized net gains (losses) on available for sale securities	Changes in fair values of derivatives qualifying as cash flow hedges	Total accumulated other comprehensive income (“AOCI”)
Balance as of December 31, 2012	$(43.1)	$(36.6)	$2.1	$(0.1)	$(77.7)
AOCI activity before reclassifications	(0.2)	(8.2)	(0.3)	(0.4)	(9.1)
Amounts reclassed from AOCI	–	3.2	–	0.3	3.5
Net current period AOCI	(0.2)	(5.0)	(0.3)	(0.1)	(5.6)
Balance as of March 31, 2013	$(43.3)	$(41.6)	$1.8	$(0.2)	$(83.3)
Balance as of December 31, 2011	$(54.8)	$(28.2)	$1.1	$(0.7)	$(82.6)
AOCI activity before reclassifications	–	1.1	0.6	(4.1)	(2.4)
Amounts reclassed from AOCI	0.4	(0.2)	–	4.5	4.7
Net current period AOCI	0.4	0.9	0.6	0.4	2.3
Balance as of March 31, 2012	$(54.4)	$(27.3)	$1.7	$(0.3)	$(80.3)

(1)	All amounts are net of tax.

Other Comprehensive Income/(Loss)

The amounts included in the Statement of Comprehensive Income (Loss) are net of income taxes. The income taxes associated with changes in benefit plans net gain/(loss) and prior service (cost)/credit were not significant for the quarter ended March 31, 2013 and were $1.7 million for the quarter ended March 31, 2012. The change in income taxes associated with net unrealized gains on available for sale securities totaled approximately ($0.2) million for the quarter ended March 31, 2013 and $0.8 million for the March 31, 2012 quarter. There were no income taxes associated with changes in fair values of derivatives qualifying as cash flow hedges for the quarters ended March 31, 2013 and March 31, 2012.

The changes in benefit plans net gain/(loss) and prior service (cost)/credit reclassification adjustments impacting net income was insignificant for the quarter ended March 31, 2013 and was $0.4 million for the quarter ended March 31, 2012. The reclassification adjustments for unrealized gains (losses) on investments recognized through income were not significant for the quarters ended March 31, 2013 and 2012.

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

Reclassifications out of Accumulated Other Comprehensive Income For Quarters Ended (dollars in millions)

	March 31, 2013			March 31, 2012			Affected Income Statement line item
	Gross Amount	Tax	Net Amount	Gross Amount	Tax	Net Amount
Changes in benefit plan net gain/(loss) and prior service (cost)/credit
(Gains)/Losses	$–	$–	$–	$2.1	$(1.7)	$0.4	Expenses
Foreign currency translation adjustments
(Gains)/Losses	3.2	–	3.2	(0.2)	–	(0.2)	Other Income
Changes in fair value of derivatives qualifying as cash flow hedges
(Gains)/Losses	0.3	–	0.3	4.5	–	4.5	Other Income
Total Reclassifications out of AOCI	$3.5	$–	$3.5	$6.4	$(1.7)	$4.7

NOTE 11 — COMMITMENTS

The accompanying table summarizes credit-related commitments, as well as purchase and funding commitments:

Commitments (dollars in millions)

	March 31, 2013
	Due to Expire			December 31, 2012
	Within One Year	After One Year	Total Outstanding	Total Outstanding
Financing Commitments
Financing and leasing assets	$727.5	$3,076.3	$3,803.8	$3,301.2
Letters of credit
Standby letters of credit	41.9	246.1	288.0	238.5
Other letters of credit	45.0	–	45.0	53.6
Guarantees
Deferred purchase credit protection agreements	1,694.0	–	1,694.0	1,841.5
Guarantees, acceptances and other recourse obligations	9.8	5.6	15.4	17.4
Purchase and Funding Commitments
Aerospace manufacturer purchase commitments	622.5	8,445.2	9,067.7	9,168.3
Rail and other manufacturer purchase commitments	528.5	492.1	1,020.6	927.4
Commercial loan portfolio purchase commitment	62.7	–	62.7	1,258.3

Financing Commitments

Financing commitments, referred to as loan commitments, or lines of credit, reflect CIT’s agreements to lend to its customers, subject to the customers’ compliance with contractual obligations. Included in the above are commitments that have been extended to and accepted by customers or agents, but on which the criteria for funding have not been completed of $546 million at March 31, 2013 and $325 million at December 31, 2012. The prior period has been conformed to the current period presentation. The table above includes approximately $0.8 billion of commitments at March 31, 2013 and $0.6 billion at December 31, 2012 for instances where the customer is not in compliance with contractual obligations, and therefore CIT does not have the contractual obligation to lend. As financing commitments may not be fully drawn, expire unused, be reduced or cancelled at the customer’s request, and require the customer to be in compliance with certain conditions, total commitment amounts do not necessarily reflect actual future cash flow requirements.

At March 31, 2013, substantially all financing commitments were senior facilities. Most of the Company’s undrawn and available financing commitments are in Corporate Finance.

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

The methodology used to determine the DPA liability is similar to the methodology used to determine the allowance for loan losses associated with the finance receivables, which reflects embedded losses based on various factors, including expected losses reflecting the Company’s internal customer and facility credit ratings. The liability recorded in Other Liabilities related to the DPAs totaled $6.3 million and $5.6 million at March 31, 2013 and December 31, 2012, respectively.

Purchase and Funding Commitments

CIT’s purchase commitments relate primarily to purchases of commercial aircraft and rail equipment. Commitments to purchase new commercial aircraft are predominantly with Airbus Industries (“Airbus”), The Boeing Company (“Boeing”) and Embraer S.A. (“Embraer”). CIT may also commit to purchase an aircraft directly with an airline. Aerospace equipment purchases are contracted for specific models, using baseline aircraft specifications at fixed prices, which reflect discounts from fair market purchase prices prevailing at the time of commitment. The delivery price of an aircraft may change depending on final specifications. Equipment purchases are recorded at the delivery date. The estimated commitment amounts in the preceding table are based on contracted purchase prices reduced for pre-delivery payments to date and exclude buyer furnished equipment selected by the lessee. Pursuant to existing contractual commitments, 160 aircraft remain to be purchased from Airbus, Boeing and Embraer at March 31, 2013. Aircraft deliveries are scheduled periodically through 2020. Commitments exclude unexercised options to order additional aircraft.

The Company’s rail business entered into commitments to purchase railcars from multiple manufacturers. Pursuant to these contractual commitments, at March 31, 2013, approximately 7,800 railcars remain to be purchased with deliveries through 2015. All railcar purchase commitments currently have lease commitments. Rail equipment purchase commitments are at fixed prices subject to price increases for certain materials.

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

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For certain Litigation matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of established reserves and insurance. For other matters for which a loss is probable or reasonably possible, such an estimate cannot be determined. For Litigation where losses are reasonably possible, management currently estimates the aggregate range of reasonably possible losses as up to $320 million in excess of established reserves and insurance related to those matters, if any. This estimate represents reasonably possible losses (in excess of established reserves and insurance) over the life of such Litigation, which may span a currently indeterminable number of years, and is based on information currently available as of March 31, 2013. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate.

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

TYCO Tax Agreement

In connection with the Company’s separation from Tyco International Ltd (“Tyco”) in 2002, CIT and Tyco entered into a Tax Agreement pursuant to which, among other things, CIT agreed to pay Tyco for tax savings actually realized by CIT, if any, as a result of the use of certain net operating losses arising during the period that Tyco owned CIT (the “Tyco Tax Attribute”), which savings would not have been realized absent the existence of the Tyco Tax Attribute. During CIT’s bankruptcy, CIT rejected the Tax Agreement, and Tyco and CIT entered into a Standstill Agreement pursuant to which (a) CIT agreed that it would defer bringing its subordination claim against Tyco and (b) Tyco agreed that it would defer bringing its damage claim against CIT while the parties exchanged information about CIT’s tax position, including past usage and retention of the various attributes on its consolidated tax return. Notwithstanding the Standstill Agreement, Tyco filed a Notice of Arbitration during the second quarter of 2011, demanding arbitration of its alleged contractual damages resulting from rejection of the Tax Agreement. CIT filed an adversary proceeding in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), seeking to subordinate Tyco’s interests under section 510(b) of the Bankruptcy Code, which would result in Tyco being treated like equity holders under CIT’s confirmed Plan of Reorganization and receiving no recovery in connection with the termination of the Tax Agreement. In December 2011, the Bankruptcy Court denied the request to subordinate Tyco’s interests (the “Decision”). In September 2012, the Second Circuit Court of Appeals affirmed the Bankruptcy Court’s decision, and thus the arbitration is proceeding.

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

Types of Products and Services

CIT has five reportable segments: Corporate Finance, Transportation Finance, Trade Finance, Vendor Finance and Consumer. Corporate Finance and Trade Finance offer secured lending as well as other financial products and services predominately to small and midsize companies. These include secured revolving lines of credit and term loans, accounts receivable credit protection, accounts receivable collection, import and export financing, factoring, debtor-in-possession and turnaround financing and receivable advisory services. Transportation Finance offers secured lending and leasing products to midsize and larger companies across the aerospace, rail and maritime industries. Vendor Finance partners with manufacturers and distributors to offer secured lending and leasing products predominantly to small and mid-size companies primarily in information technology, telecommunication and office equipment markets. Consumer includes a liquidating portfolio of government-guaranteed student loans.

Segment Profit and Assets

In the table that follows, Corporate and Other includes certain non-allocated items such as cash liquidity in excess of the amount required by the business units that management determines is prudent for the overall company and loss on debt extinguishment.

32   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Business Segments (dollars in millions)

	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Commercial Segments	Consumer	Total Segments	Corporate and Other	Total CIT
Quarter Ended March 31, 2013
Interest income	$138.9	$33.9	$14.6	$130.8	$318.2	$34.2	$352.4	$3.4	$355.8
Interest expense	(65.8)	(128.3)	(7.5)	(58.1)	(259.7)	(17.8)	(277.5)	(14.4)	(291.9)
Provision for credit losses	(12.7)	4.0	(1.3)	(9.5)	(19.5)	–	(19.5)	–	(19.5)
Rental income on operating leases	4.0	383.3	–	57.6	444.9	–	444.9	–	444.9
Other income	24.1	15.1	32.9	(1.4)	70.7	0.1	70.8	(0.7)	70.1
Depreciation on operating lease equipment	(2.2)	(115.8)	–	(25.3)	(143.3)	–	(143.3)	–	(143.3)
Operating expenses	(61.2)	(49.7)	(30.0)	(88.8)	(229.7)	(6.7)	(236.4)	1.1	(235.3)
Income (loss) before (provision) benefit for income taxes	$25.1	$142.5	$8.7	$5.3	$181.6	$9.8	$191.4	$(10.6)	$180.8
Select Period End Balances
Loans	$9,114.3	$1,938.1	$2,525.2	$4,942.1	$18,519.7	$3,600.7	$22,120.4	$–	$22,120.4
Credit balances of factoring clients	–	–	(1,237.7)	–	(1,237.7)	–	(1,237.7)	–	(1,237.7)
Assets held for sale	23.0	214.1	–	409.7	646.8	–	646.8	–	646.8
Operating lease equipment, net	61.5	12,015.1	–	214.0	12,290.6	–	12,290.6	–	12,290.6
Quarter Ended March 31, 2012
Interest income	175.8	34.0	14.5	147.2	371.5	50.2	421.7	4.6	426.3
Interest expense	(218.2)	(460.0)	(32.4)	(186.0)	(896.6)	(65.5)	(962.1)	(118.5)	(1,080.6)
Provision for credit losses	(22.7)	(7.6)	(3.8)	(8.2)	(42.3)	(0.3)	(42.6)	–	(42.6)
Rental income on operating leases	2.8	375.4	–	62.4	440.6	–	440.6	–	440.6
Other income	203.5	13.5	36.3	(1.2)	252.1	2.4	254.5	0.8	255.3
Depreciation on operating lease equipment	(1.1)	(108.0)	–	(28.5)	(137.6)	–	(137.6)	–	(137.6)
Operating expenses	(67.3)	(45.8)	(31.6)	(81.0)	(225.7)	(10.9)	(236.6)	12.3	(224.3)
Loss on debt extinguishments	–	–	–	–	–	–	–	(22.9)	(22.9)
Income (loss) before (provision) benefit for income taxes	$72.8	$(198.5)	$(17.0)	$(95.3)	$(238.0)	$(24.1)	$(262.1)	$(123.7)	$(385.8)
Select Period End Balances
Loans	$7,324.0	$1,703.4	$2,388.2	$4,507.0	$15,922.6	$4,588.9	$20,511.5	$–	$20,511.5
Credit balances of factoring clients	–	–	(1,109.8)	–	(1,109.8)	–	(1,109.8)	–	(1,109.8)
Assets held for sale	64.4	161.6	–	386.0	612.0	1,089.9	1,701.9	–	1,701.9
Operating lease equipment, net	21.5	11,684.5	–	212.9	11,918.9	–	11,918.9	–	11,918.9

Item 1:  Consolidated Financial Statements  33

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

and

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

OVERVIEW

CIT Group Inc., together with its subsidiaries (“we”, “our”, “CIT” or the “Company”), has provided financial solutions to its clients since its formation in 1908. CIT became a bank holding company (“BHC”) in December 2008, and is regulated by the Board of Governors of the Federal Reserve System (“FRS”) and the Federal Reserve Bank of New York (“FRBNY”) under the U.S. Bank Holding Company Act of 1956 (“BHC Act”). CIT Bank, a wholly-owned subsidiary, is a state chartered bank located in Salt Lake City, Utah, that offers commercial financing and leasing products as well as deposit products, such as certificates of deposits (“CDs”) and savings accounts.

We operate primarily in North America, with locations in Europe, South America and Asia. We are a commercial lender and lessor, providing financial solutions to small businesses and middle market companies. Our clients operate in over 20 countries and in over 30 industries, including transportation, particularly aerospace and rail, manufacturing and retail. We originated nearly $2 billion of funded new business volume during the first quarter of 2013 and have over $35 billion of financing and leasing assets at March 31, 2013.

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk” contain financial terms that are relevant to our business. You can find a glossary of key terms used in Part I Item 1. Business Overview in our Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”).

Management uses certain non-GAAP financial measures in its analysis of the financial condition and results of operations of the Company. See “Non-GAAP Financial Measurements” for a reconciliation of these to comparable financial measures based on accounting principles generally accepted in the United States of America (“GAAP”) measures.

2013 PRIORITIES

During 2013, we will focus on growing earning assets, managing expenses and growing business activity in CIT Bank in order to achieve our profitability metric targets. Enhancing internal control functions and our relationships with our regulators will also remain a focus for 2013. The following highlights some of our initial accomplishments during the first quarter:

1.	Prudently Grow Assets

We plan to grow earning assets, either organically or through portfolio acquisitions, by focusing on existing products and markets as well as newer initiatives, including equipment finance, real estate finance, and maritime finance.

■	Commercial financing and leasing assets increased 4%, or $1.3 billion, to $31.5 billion from December 31, 2012, reflecting acquisitions of loan portfolios in Corporate Finance and Vendor Finance and origination volumes. We funded new business volume of over $1.9 billion, and, in addition, purchased portfolios of over $0.8 billion. Newer initiatives, such as real estate, equipment and maritime finance, contributed to the growth.

2.	Execute on Expense Initiatives

In order to achieve and maintain our target pre-tax return on average earning assets of between 2.0% and 2.5%, we plan to reduce the quarterly run rate of operating expenses by $15 million to $20 million from the third quarter 2012 level of approximately $230 million, excluding restructuring charges, resulting in a quarterly run-rate of $210-$215 million. These expense reductions will be phased in over 2013 through improved operating efficiencies, and the benefits of these actions will likely be realized later in 2013 and into 2014.

■	Since September 30, 2012 we have reduced headcount by 140, reduced the use of third party resources, modified several benefit plans and consolidated some offices.

■	During the first quarter, we decided to exit several subscale and less profitable platforms in Latin America and Asia, and are evaluating others in Europe given our pending Dell portfolio sale in that region.

3.	Continue to Expand CIT Bank

CIT Bank will continue to fund virtually all of our U.S. lending and leasing volume, expand online deposit product offerings and begin to implement a thin branch network.

34   CIT GROUP INC

■	Total assets at CIT Bank increased to $13.3 billion at March 31, 2013, reflecting growth in commercial financing and leasing assets. Funded new business volume totaled $1.5 billion, which represented essentially all U.S. volume. This volume was supplemented with a $700 million portfolio purchase.

■	Deposits grew by approximately $1 billion during the quarter. Deposits originated through our online bank surpassed $5.5 billion and represent more than half of total deposits.

4.	Continue Progress Towards Profitability Targets

We will focus on managing our return on asset target in order to improve profitability and grow book value.

■	Our first quarter pre-tax ROA was 2.19%, within our target range. First quarter pre-tax income was $181 million and net income was $163 million.

■	We continued to lower our funding costs. The weighted average coupon rates of outstanding deposits and long-term borrowings declined to 3.13% at March 31, 2013 from 3.18% at December 31, 2012. We also seek to increase the proportion of funding provided by deposits to between 35%-45% and at March 31, 2013, deposits comprised 33% of total CIT funding.

2013 FINANCIAL OVERVIEW

We increased our reported operating results and grew commercial business assets.

Net income for 2013 totaled $163 million, $0.81 per diluted share, compared to a net loss of $427 million for the prior-year quarter, or $(2.13) per diluted share, which was significantly impacted by debt redemption charges, and net income of $207 million for the prior quarter, $1.03 per diluted share. The 2013 amount included $18 million of debt redemption charges, compared to $620 million and $83 million in the prior-year quarter and prior quarter, respectively.

Pre-tax income totaled $181 million for 2013 compared to a pre-tax loss of $386 million for the prior-year quarter and pre-tax income of $252 million for the prior quarter. Although pre-tax income increased on a GAAP basis compared to the prior-year quarter, excluding debt redemption charges(1) it was $199 million in the current quarter, down from $234 million in the prior-year quarter and $334 million in the prior quarter. The change in results excluding the debt redemption charges were primarily a result of the decline in other income, which more than offset lower funding costs.

The following table presents pre-tax results adjusted for debt redemption charges. This is a non-GAAP measurement.

Impacts of FSA Accretion and Debt Refinancing Costs on Pre-tax Income (Loss) (dollars in millions)

	Quarters Ended
	March 31, 2013	December 31, 2012	March 31, 2012
Pre-tax income/(loss)	$180.8	$251.8	$(385.8)
Accelerated FSA net discount/(premium) on debt extinguishments and repurchases	17.8	135.2	596.9
Accelerated OID on debt extinguishments related to the GSI facility	–	(52.6)	–
Debt related – loss on debt extinguishments	–	–	22.9
Total debt redemption charges	17.8	82.6	619.8
Pre-tax income – excluding debt redemption charges and OID acceleration	$198.6	$334.4	$234.0

Net finance revenue(2) (“NFR”) totaled $366 million for the quarter, increased from $(351) million in the prior-year quarter, which included significant accelerated FSA discount accretion resulting from repayments of high cost debt, and increased from $312 million in the prior quarter. Excluding debt redemption charges, NFR was $383 million, up from $246 million in the prior-year quarter, primarily reflecting lower funding costs, and down slightly from $395 million last quarter, as the benefit of lower funding costs was offset by lower FSA loan accretion and net operating lease revenue. While other institutions may use net interest margin (“NIM”) to measure earnings on interest bearing assets, defined as interest income less interest expense, we discuss NFR, which includes operating lease rental revenue and depreciation expense, due to the underlying assets significant impact on revenue and expense.

Average earning assets(2) (“AEA”) were $33.0 billion for the first quarter of 2013, essentially flat with the prior-year quarter primarily due to student loan sales offsetting commercial loan and lease origination, and up from $32.3 billion for the quarter ended December 31, 2012. Average commercial earning assets totaled $29.4 billion in the current quarter, up from $26.9 billion for the prior-year quarter and $28.4 billion in the prior quarter.

(1)	Pre-tax income excluding debt redemption charges is a non-GAAP measure. Debt redemption charges include accelerated fresh start accounting debt discount amortization, loss on debt extinguishments and accelerated original issue discount (“OID”) on debt extinguishment related to the GSI facility (see Funding and Liquidity section for details of GSI facility). See “Non-GAAP Financial Measurements” for components and for reconciliation of non-GAAP to GAAP financial information.

(2)	Net finance revenue and average earning assets are non-GAAP measures; see “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   35

NFR as a percentage of AEA (“net finance margin” or “NFM”) was up from the prior-year and prior quarters. Excluding debt redemption charges, net finance margin was 4.64% for the current quarter, improved from 2.97% in the prior-year quarter, driven by lower funding costs, and down from 4.88% in the prior quarter reflecting pockets of yield compression on loans and operating lease equipment margin compression.

Net operating lease revenue decreased slightly from the prior-year quarter and was down from last quarter, as revenue earned on higher average assets was offset by higher depreciation, including higher maintenance costs, and pressure on revenues from lower remarketing rates, and lower utilization on certain assets when compared to the prior quarter.

Provision for credit losses for the first quarter of 2013 was $20 million, down from $43 million in the prior-year quarter, primarily on lower net charge-offs, and up from $0.1 million last quarter, reflecting loan growth.

Other income of $70 million decreased from $255 million in the prior-year quarter and $172 million in the prior quarter, largely due to reduced gains on assets sold, and lower counterparty receivable accretion. Factoring commissions of $30 million were down modestly from approximately $32 million in each of the prior-year and prior quarters.

Operating expenses were $235 million, up from $224 million in the prior-year quarter on higher compensation costs and miscellaneous costs such as taxes (non-income taxes), and up modestly from $232 million last quarter, as savings from certain cost reduction initiatives were offset by seasonal expenses. In addition, the prior quarter included a $10 million legal expense recovery. Excluding restructuring charges, operating expenses were basically flat with last quarter, after adjusting for the recovery of legal costs. Headcount at March 31, 2013, December 31, 2012 and March 31, 2012 were approximately 3,490, 3,560 and 3,530, respectively.

Provision for income taxes was $15 million for the first quarter of 2013, down from $44 million for the prior-year quarter and $40 million for the year-ago quarter. The tax provision predominantly reflects provisions for taxable income generated by our international operations and state taxes in the U.S.

Total assets at March 31, 2013 were $44.6 billion, up $0.6 billion from December 31, 2012, and up $0.4 billion from March 31, 2012. Commercial financing and leasing assets increased to $31.5 billion, up $1.3 billion from December 31, 2012 and $3.0 billion from March 31, 2012. Consumer assets declined by approximately $100 million from December 31, 2012, primarily reflecting the continued run off of student loans, and by over $2.0 billion from a year ago, primarily due to the sale of student loans throughout 2012. Total loans of $22.1 billion increased $1.6 billion from a year ago, and $1.3 billion sequentially including the previously announced purchase of approximately $700 million of loans in Corporate Finance and the purchase of approximately $150 million of Vendor Finance receivables. Operating lease equipment increased $0.4 billion from a year ago to $12.3 billion and declined modestly from December 31, 2012, primarily due to the sale of aircraft. Cash and short-term investments declined to $6.9 billion from $7.6 billion at December 31, 2012 and $7.3 billion at March 31, 2012.

Credit metrics remained stable at cyclical low levels. Net charge-offs were $10 million, down from $22 million in the prior-year quarter and $17 million last quarter. Net charge-offs in the commercial segments were 0.22% of average finance receivables, down from 0.56% in the prior-year quarter and 0.41% last quarter. Non-accrual balances declined to $294 million at March 31, 2013 from $332 million at December 31, 2012 and $482 million at March 31, 2012.

36   CIT GROUP INC

NET FINANCE REVENUE

The following tables present management’s view of consolidated net finance revenue and net finance margin and includes revenues from loans and leased equipment, net of interest expense and depreciation, in dollars and as a percent of average earning assets.

Net Finance Revenue(1) and Net Finance Margin (dollars in millions)

	Quarters Ended
	March 31, 2013	December 31, 2012	March 31, 2012
Interest income	$355.8	$357.0	$426.3
Rental income on operating leases	444.9	452.0	440.6
Finance revenue	800.7	809.0	866.9
Interest expense	(291.9)	(366.6)	(1,080.6)
Depreciation on operating lease equipment	(143.3)	(130.3)	(137.6)
Net finance revenue	$365.5	$312.1	$(351.3)
Average Earning Assets(1)(2) (“AEA”)	$33,022.8	$32,344.3	$33,096.3
As a % of AEA:
Interest income	4.31%	4.41%	5.15%
Rental income on operating leases	5.39%	5.59%	5.33%
Finance revenue	9.70%	10.00%	10.48%
Interest expense	(3.53)%	(4.53)%	(13.06)%
Depreciation on operating lease equipment	(1.74)%	(1.61)%	(1.67)%
Net finance margin	4.43%	3.86%	(4.25)%
Net Finance Margin by Segment:
Corporate Finance	3.45%	3.44%	(2.25)%
Transportation Finance	4.88%	5.90%	(4.73)%
Trade Finance	2.66%	3.29%	(5.98)%
Vendor Finance	7.72%	8.50%	(0.39)%
Commercial Segments	4.90%	5.60%	(3.30)%
Consumer	1.80%	(6.09)%	(0.99)%

(1)	Net finance revenue and average earning assets are non-GAAP measures; see reconciliation of non-GAAP to GAAP financial information.

(2)	Average earning assets are less than comparable balances displayed later in this document in ‘Select Data’ (Quarterly Average Balances) due to the exclusion of deposits with banks and other investments and the inclusion of credit balances of factoring clients.

Net finance revenue (“NFR”) and NFR as a percentage of AEA (Net Finance Margin or “NFM”) are key metrics used by management to measure the profitability of our lending and leasing assets. NFR includes interest and fee income on our loans and capital leases, rental income and depreciation from our leased equipment, interest and dividend income on cash and investments, as well as funding costs. Since our asset composition includes a high level of operating lease equipment (37% of AEA), NFM is a more appropriate metric for CIT than net interest margin (“NIM”) (a common metric used by other bank holding companies), as NIM does not fully reflect the earnings of our portfolio because it includes the impact of debt costs on all our assets but excludes the net revenue (rental income less depreciation) from operating leases.

NFR increased from the prior-year quarter and last quarter, largely due to accelerated debt FSA accretion in those prior periods. Accelerated FSA net discount on debt extinguishments decreased NFR by $18 million in the current quarter. The net discount on debt and accelerated OID on debt extinguishments related to GSI decreased NFR by $597 million in the prior-year quarter, in which there were significant repayments of high cost debt, and by $83 million last quarter. See Fresh Start Accounting section for FSA accretion details and the first table in Segments for accelerated debt FSA and OID accretion balances.

As detailed in the following table, excluding debt redemption charges, adjusted NFR was up from the prior-year quarter primarily on lower funding costs. Adjusted NFR was modestly down from the prior quarter, reflecting operating lease margin compression resulting from higher depreciation and lower renewal rates and utilization, as discussed below.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   37

Adjusted NFR ($) and NFM (%) (dollars in millions)

	Quarters Ended
	March 31, 2013		December 31, 2012		March 31, 2012
NFR / NFM	$365.5	4.43%	$312.1	3.86%	$(351.3)	(4.25)%
Accelerated FSA net discount/(premium) on debt extinguishments and repurchases	17.8	0.21%	135.2	1.67%	596.9	7.22%
Accelerated OID on debt extinguishments related to the GSI facility	–	–	(52.6)	(0.65)%	–	–
Adjusted NFR / NFM	$383.3	4.64%	$394.7	4.88%	$245.6	2.97%

NFR and Adjusted NFR are non-GAAP measures, see “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

NFM was up from the prior-year and prior quarters, reflecting lower accelerated debt FSA accretion. Adjusted NFM, improved over the prior-year quarter due to continued reduction in funding costs. Lower funding costs resulted from our liability actions, which included paying off high cost debt and increasing the proportion of deposits in our funding mix. The decline from last quarter reflected lower loan accretion and lower net operating lease revenue, partially offset by lower funding costs. Suspended depreciation on operating lease equipment held for sale, described below, benefits NFM until the asset is sold. Interest recoveries, which resulted from non-accrual asset prepayments, sales and assets returning to accrual status, and certain other yield-related fees, continued to be elevated in 2013.

Interest income was down from the prior-year quarter and prior quarter, reflecting lower benefit of FSA income accretion, which totaled $31 million in the current quarter, $91 million in the prior-year quarter and $41 million last quarter. The remaining accretable FSA discount on loans was $326 million at March 31, 2013, most of which related to student loans, which will accrete over the next 10 years. The declines in FSA accretion were partially offset by higher commercial earning assets. While total AEA was down slightly from March 31, 2012 and up 2% from December 31, 2012, commercial segment AEA increased 9% and 4%, respectively.

Interest expense declined reflecting our liability management actions, primarily the repayment of debt and the increasing proportion of deposits in total funding. FSA expense accretion was lower in the current quarter and totaled $34 million, compared to $687 million in the prior-year quarter and $149 million last quarter, both quarters of which also included accelerated OID accretion. The higher 2012 FSA expense accretion amounts reflect repayments of nearly $7 billion of Series A Notes in the prior-year quarter and $1.0 billion of secured debt last quarter. The current quarter amount includes $18 million of accelerated FSA discount related to the repayment of senior unsecured notes issued under CIT’s pre-reorganization InterNotes retail notes program. See “InterNotes” in Funding and Liquidity.

As a result of our debt redemption activities and the increased proportion of deposits to total funding, we reduced weighted average coupon rates of outstanding deposits and long-term borrowings to 3.13% at March 31, 2013, from 3.18% at December 31, 2012 and 4.21% at March 31, 2012. Deposits have increased to 33% of total CIT funding at March 31, 2013, compared to 31% at December 31, 2012 and 21% at March 31, 2012. The weighted average rate of total CIT deposits at March 31, 2012 was 1.71%, compared to 1.75% at December 31, 2012 and 2.45% at March 31, 2012. The weighted average coupon rate of long-term borrowings at March 31, 2013 was 3.83%, compared to 3.81% at December 31, 2012 and 4.64% at March 31, 2012. Long-term borrowings and deposits are discussed in Funding and Liquidity. See Select Financial Data section for more information on Long-term borrowing rates.

38   CIT GROUP INC

The following table sets forth the details on net operating lease revenue(3), before and after the impact of FSA:

Net Operating Lease Revenue as a % of Average Operating Leases (dollars in millions)

	Quarters Ended
	March 31, 2013	December 31, 2012	March 31, 2012
Rental income on operating leases	14.39%	14.81%	14.72%
Depreciation on operating lease equipment	(4.64)%	(4.27)%	(4.60)%
Net operating lease revenue %	9.75%	10.54%	10.12%
Net operating lease revenue %, excluding FSA	6.85%	7.42%	6.88%
Net operating lease revenue	$301.6	$321.7	$303.0
Average Operating Lease Equipment (“AOL”)	$12,369.1	$12,210.7	$11,973.6

Net operating lease revenue and average operating lease equipment are non-GAAP measures; see reconciliation of non-GAAP to GAAP financial information.

Net operating lease revenue decreased from the prior-year quarter and the prior quarter as higher depreciation costs and lower renewal rates and utilization offset higher AOL. These factors also drove the decreases in net operating lease revenue as a percent of AOL. Net operating lease revenue included a benefit from net FSA accretion of $47 million, $49 million and $47 million for the quarters ended March 31, 2013 and 2012 and December 31, 2012, respectively.

Net operating lease revenue was primarily generated from the aircraft and rail transportation portfolios. Net operating lease revenue from these portfolios was flat with the prior-year quarter and down from last quarter, while the AOL increased. Rental income was impacted by pressure on renewal rates for select aircraft, while rail fleet utilization rate, including commitments, declined to 97% from 98% at December 31, 2012, primarily due to slowing coal and steel usage. Commercial aircraft utilization rates remained strong with 100% leased or under a commitment at March 31, 2013.

Depreciation on operating lease equipment increased primarily due to higher maintenance costs on operating lease commercial aircraft equipment. In addition, changes in residuals also added to prospective depreciation expense.

Depreciation expense for the periods presented benefit from certain operating lease equipment being recorded as held for sale. Once a long-lived asset is classified as held for sale, depreciation expense is no longer recognized, but the asset is evaluated for impairment with any such charge recorded in other income. Consequently, net operating lease revenue includes rental income on operating lease equipment classified as held for sale, but there is no related depreciation expense. The amount of depreciation not recognized on operating lease equipment in assets held for sale totaled $25 million for the current quarter, $21 million for the prior-year quarter and $25 million for the prior quarter. The amount of impairment recorded on operating lease assets held for sale totaled $23 million, $21 million and $37 million for the quarters ended March 31, 2013 and 2012, and December 31, 2012, respectively. Operating lease equipment in assets held for sale totaled $376 million at March 31, 2013, $344 million at December 31, 2012 and $314 million at March 31, 2012, reflecting assets relating to the previously announced Dell Europe platform sale in Vendor Finance and transportation equipment. Depreciation expense includes a component of FSA adjustments, which reduced depreciation expense by $51 million for the current quarter, $58 million for the prior-year quarter and $53 million last quarter.

See “Non-interest Income — Impairment on assets held for sale”, “Expenses — Depreciation on operating lease equipment” and “Concentrations — Operating Leases” for additional information.

(3)	Net operating lease revenue and average operating lease equipment are non-GAAP measures; see reconciliation of non-GAAP to GAAP financial information.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   39

CREDIT METRICS

Our credit metrics remained stable at favorable levels, as non-accrual loans continued to decline and charge-offs remained low.

Management continues to believe that credit metrics are at, or near, cyclical lows, and does not expect sustained improving trends from these levels. Given current levels, sequential quarterly movements in non-accrual loans and charge-offs in Corporate Finance, Trade Finance and Transportation Finance are subject to volatility around longer term trends if larger accounts migrate in and out of non-accrual status or get resolved. Given the smaller ticket, flow nature of Vendor Finance, we do not expect quarter-over-quarter movement in these metrics to be as significant in this business.

As a percentage of average finance receivables, net charge-offs in the Commercial segments were 0.22% in the current quarter, versus 0.56% in the first quarter of 2012 and 0.41% in the prior quarter. Non-accrual loans in the Commercial segments declined to $294 million (1.59% of Finance receivables) at March 31, 2012 from $481 million (3.02%) at March 31, 2012 and $330 million (1.93%) at the end of the prior quarter. With the exception of an increase from both prior periods in Vendor Finance, all other segment comparisons were favorable, both in amount and percentage.

The provision for credit losses was $20 million for the current quarter, versus $43 million in the prior-year quarter and virtually zero in the prior quarter. Comparisons to both prior periods reflected lower charge-offs, while the increase from the prior quarter reflects a reserve build of $10 million related to receivable growth. The allowance for loan losses, while up in amount from the prior quarter, continued to decline as a percentage of finance receivables.

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

Our allowance for loan losses includes: (1) specific reserves for impaired loans, (2) non-specific reserves for losses inherent in non-impaired loans utilizing the Company’s internal probability of default / loss given default ratings system, generally assuming a two year loss emergence period to determine estimated loss levels and (3) qualitative adjustments for economic risks, industry and geographic concentrations, and other factors not adequately captured in our methodology and grading systems. Our policy is to recognize losses through charge-offs when there is high likelihood of loss after considering the borrower’s financial condition, underlying collateral and guarantees, and the finalization of collection activities.

For all presentation periods, qualitative adjustments largely related to instances where management believed that the Company’s current risk ratings in selected portfolios did not yet fully reflect the corresponding inherent risk. The qualitative adjustments did not exceed 10% of the total allowance for any of such periods and are recorded by class and included in the allowance for loan losses.

40   CIT GROUP INC

The following table presents detail on our allowance for loan losses, including charge-offs and recoveries and provides summarized components of the provision and allowance:

Allowance for Loan Losses and Provision for Credit Losses (dollars in millions)

	Quarters Ended
	March 31, 2013	December 31, 2012	March 31, 2012
Allowance – beginning of period	$379.3	$397.9	$407.8
Provision for credit losses(1)	19.5	0.1	42.6
Other(1)	(3.3)	(1.3)	(8.4)
Net additions	16.2	(1.2)	34.2
Gross charge-offs	(24.3)	(34.1)	(44.2)
Recoveries(2)	14.8	16.7	22.2
Net Charge-offs	(9.5)	(17.4)	(22.0)
Allowance – end of period	$386.0	$379.3	$420.0
Loans
Commercial Segments	$18,519.7	$17,150.2	$15,922.6
Consumer	3,600.7	3,697.4	4,588.9
Total loans	$22,120.4	$20,847.6	$20,511.5
Allowance
Commercial Segments	$386.0	$379.3	$420.0
Consumer	–	–	–
Total allowance	$386.0	$379.3	$420.0

	Provision for Credit Losses
	Quarters Ended			Allowance for Loan Losses
	March 31, 2013	December 31, 2012	March 31, 2012	March 31, 2013	December 31, 2012
Specific reserves on commercial impaired loans	$(3.6)	$(10.3)	$(10.0)	$41.6	$45.2
Non-specific reserves – commercial	13.6	(7.0)	30.6	344.4	334.1
Net charge-offs – commercial	9.5	17.4	21.7	–	–
Net charge-offs – consumer	–	–	0.3	–	–
Total	$19.5	$0.1	$42.6	$386.0	$379.3

(1)	Includes amounts related to reserves on unfunded loan commitments, letters of credit and for deferred purchase agreements, which are reflected in other liabilities (and totaled $25 million at March 31, 2013, $23 million at December 31, 2012 and $26 million at March 31, 2012), as well as foreign currency translation adjustments.

(2)	Recoveries for the quarters ended March 31, 2013, December 31, 2012 and March 31, 2012 do not include $4 million, $17 million and $10 million, respectively, of recoveries of loans charged off pre-emergence and loans charged off prior to transfer to held for sale, which are included in Other Income.

The allowance for loan losses as a percentage of finance receivables for the Commercial Segments (i.e. excluding U.S. government-guaranteed student loans) was 2.08%, 2.64% and 2.21% as of March 31, 2013, March 31, 2012 and December 31, 2012, respectively. The declining trend over these periods reflects the continued liquidation of lower credit quality legacy assets that had higher expected losses than new originations.

Including the U.S. government-guaranteed student loans, which have no related reserves, the comparable consolidated allowance for loan loss percentages were 1.74%, 2.05% and 1.82%, as of March 31, 2013, March 31, 2012 and December 31, 2012, respectively. The declining proportion of student loans in the periods presented narrowed the gap between the consolidated and commercial allowance rates over the periods presented.

The decline in specific reserves during the quarter is consistent with the reduction in non-accrual loans.

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

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   41

flows in excess of the non-accretable discount reduces any allowance on the loan established after emergence from bankruptcy. Once such allowance (if any) has been reduced and the account is returned to accruing status, the non-accretable discount is reclassified to accretable discount and is recorded as finance income over the remaining life of the account. For performing pre-emergence loans, an allowance for loan losses is established to the extent our estimate of inherent loss exceeds the FSA discount. Recoveries on pre-emergence (2009 and prior) charge-offs, and on charge-offs prior to transfer to held-for-sale, are recorded in non-interest income, and totaled $4 million, $10 million and $17 million for the current quarter, the prior year quarter and the prior quarter, respectively.

Finance receivable and allowance balances by segment are presented in the following tables:

Segment Finance Receivables and Allowance for Loan Losses (dollars in millions)

	Finance Receivables(1)	Allowance for Loan Losses	Net Carrying Value
March 31, 2013
Corporate Finance	$9,114.3	$(238.9)	$8,875.4
Transportation Finance	1,938.1	(29.2)	1,908.9
Trade Finance	2,525.2	(29.8)	2,495.4
Vendor Finance	4,942.1	(88.1)	4,854.0
Commercial Segments	18,519.7	(386.0)	18,133.7
Consumer	3,600.7	–	3,600.7
Total	$22,120.4	$(386.0)	$21,734.4
December 31, 2012
Corporate Finance	$8,173.0	$(229.9)	$7,943.1
Transportation Finance	1,853.2	(36.3)	1,816.9
Trade Finance	2,305.3	(27.4)	2,277.9
Vendor Finance	4,818.7	(85.7)	4,733.0
Commercial Segments	17,150.2	(379.3)	16,770.9
Consumer	3,697.4	–	3,697.4
Total	$20,847.6	$(379.3)	$20,468.3

(1)	Finance receivables include an accretable FSA discount of $326 million at March 31, 2013 as follows: Corporate Finance $61 million, Transportation Finance $38 million, Vendor Finance $14 million and Consumer $213 million. Non-accretable discount totaled $19 million at March 31, 2013, $18 million of which is included in the Corporate Finance balance, with the remaining in the Vendor Finance balance.

42   CIT GROUP INC

The following table presents charge-offs, by business segment. See Results by Business Segment for additional information.

Charge-offs as a Percentage of Average Finance Receivables (dollars in millions)

	Quarters Ended
	March 31, 2013		December 31, 2012		March 31, 2012
Gross Charge-offs
Corporate Finance	$4.2	0.19%	$16.2	0.82%	$18.0	1.02%
Transportation Finance	3.3	0.71%	–	–	7.9	1.97%
Trade Finance	0.8	0.14%	2.0	0.33%	1.5	0.26%
Vendor Finance	16.0	1.33%	15.9	1.36%	16.2	1.46%
Commercial Segments	24.3	0.55%	34.1	0.81%	43.6	1.13%
Consumer	–	–	–	–	0.6	0.05%
Total	$24.3	0.46%	$34.1	0.67%	$44.2	0.88%
Recoveries(1)
Corporate Finance	$2.7	0.12%	$2.0	0.10%	$11.3	0.64%
Transportation Finance	–	–	–	–	–	–
Trade Finance	2.6	0.45%	3.8	0.64%	0.4	0.07%
Vendor Finance	9.5	0.79%	10.9	0.93%	10.2	0.92%
Commercial Segments	14.8	0.33%	16.7	0.40%	21.9	0.57%
Consumer	–	–	–	–	0.3	0.02%
Total	$14.8	0.28%	$16.7	0.33%	$22.2	0.44%
Net Charge-offs(1)
Corporate Finance	$1.5	0.07%	$14.2	0.72%	$6.7	0.38%
Transportation Finance	3.3	0.71%	–	–	7.9	1.97%
Trade Finance	(1.8)	(0.31)%	(1.8)	(0.31)%	1.1	0.19%
Vendor Finance	6.5	0.54%	5.0	0.43%	6.0	0.54%
Commercial Segments	9.5	0.22%	17.4	0.41%	21.7	0.56%
Consumer	–	–	–	–	0.3	0.03%
Total	$9.5	0.18%	$17.4	0.34%	$22.0	0.44%

(1)	Net charge-offs do not include recoveries of loans charged off pre-emergence and loans charged off prior to transfer to held for sale, which are recorded in Other Income.

Gross and net charge-offs declined further from the low levels of recent quarters. Corporate Finance net charge-offs were predominantly small ticket loans in our small business lending unit, while the Transportation write-off related to one account secured by aviation equipment. Trade Finance posted a net recovery for the quarter, largely due to recoveries on two accounts, one of which was in our German liquidating portfolio. Vendor Finance charge-offs increased modestly from prior periods, with the variances largely in our European businesses.

The Consumer portfolio consists of student loans that are 97%–98% guaranteed by the U.S. government, thereby mitigating our ultimate credit risk.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   43

The tables below present information on non-accrual loans, which includes assets held for sale for each period:

Non-accrual and Accruing Past Due Loans (dollars in millions)

	March 31, 2013	December 31, 2012
Non-accrual loans
U.S.	$245.3	$273.2
Foreign	48.8	57.0
Commercial Segments	294.1	330.2
Consumer	–	1.6
Non-accrual loans	$294.1	$331.8
Troubled Debt Restructurings
U.S.	$234.3	$263.2
Foreign	25.7	25.9
Restructured loans	$260.0	$289.1
Accruing loans past due 90 days or more
Government guaranteed accruing student loans past due 90 days or more	$212.6	$231.4
Other accruing loans past due 90 days or more	25.8	3.4
Accruing loans past due 90 days or more	$238.4	$234.8

Segment Non-accrual Loans as a Percentage of Finance Receivables (dollars in millions)

	March 31, 2013		December 31, 2012
Corporate Finance	$184.9	2.03%	$211.9	2.59%
Transportation Finance	18.9	0.97%	40.5	2.18%
Trade Finance	3.9	0.15%	6.0	0.26%
Vendor Finance	86.4	1.75%	71.8	1.49%
Commercial Segments	294.1	1.59%	330.2	1.93%
Consumer	–	–	1.6	0.04%
Total	$294.1	1.33%	$331.8	1.59%

Non-accrual loans declined again in the first quarter, primarily due to repayments in Corporate Finance and Transportation Finance. Vendor Finance non-accrual loans increased 20% from the prior quarter, reflecting increases across the segment, though largely in the International regions. The increase in other (non-government guaranteed) accruing loans past due 90 days or more was primarily due to a Corporate Finance account that was repaid in full in the second quarter of 2013.

Approximately 78% of our non-accrual accounts were paying currently at March 31, 2013, and our impaired loan carrying value (including FSA discount, specific reserves and charge-offs) to estimated outstanding contractual balances approximated 72%. For this purpose, impaired loans are comprised principally of non-accrual loans over $500,000 and TDRs.

Total delinquency in the commercial segments increased modestly in amount from December 31, 2012, but was down as a percentage of finance receivables. The increase was driven largely by an increase in the 30-89 day buckets in the Vendor Finance international businesses.

44   CIT GROUP INC

Foregone Interest on Non-accrual Loans and Troubled Debt Restructurings (dollars in millions)

	Quarter Ended March 31, 2013			Quarter Ended March 31, 2012
	U.S.	Foreign	Total	U.S.	Foreign	Total
Interest revenue that would have been earned at original terms	$22.5	$4.2	$26.7	$23.5	$3.5	$27.0
Less: Interest recorded	3.6	1.4	5.0	2.0	0.8	2.8
Foregone interest revenue	$18.9	$2.8	$21.7	$21.5	$2.7	$24.2

The Company periodically modifies the terms of loans / finance receivables in response to borrowers’ difficulties. Modifications that include a financial concession to the borrower, which otherwise would not have been considered, are accounted for as troubled debt restructurings (“TDRs”). For those accounts that were modified but were not considered to be TDRs, it was determined that no financial concessions had been granted by CIT to the borrower. Borrower compliance with the modified terms is the primary measurement that we use to determine the success of these programs.

The tables that follow reflect loan carrying values as of March 31, 2013 and December 31, 2012 of accounts that have been modified.

Troubled Debt Restructurings and Modifications (dollars in millions)

	March 31, 2013			December 31, 2012
	Excluding FSA	Including FSA	% Compliant(1)	Excluding FSA	Including FSA	% Compliant(1)
Troubled Debt Restructurings
Deferral of principal and/or interest	$242.7	$235.4	90%	$258.2	$248.5	98%
Debt forgiveness	1.1	1.1	98%	2.8	2.5	95%
Interest rate reductions	0.2	0.1	100%	14.9	14.8	100%
Covenant relief and other	25.5	23.4	74%	25.4	23.3	80%
Total TDRs	$269.5	$260.0	88%	$301.3	$289.1	97%
Percent non accrual	29%	29%		29%	29%

Modifications(2)	Excluding FSA	Including FSA	% Compliant(1)	Excluding FSA	Including FSA	% Compliant(1)
Extended maturity	$79.0	$74.8	100%	$124.7	$111.5	97%
Covenant relief	150.3	146.5	100%	115.5	113.6	100%
Interest rate increase/additional collateral	95.3	95.0	100%	80.3	79.6	100%
Other	121.0	109.7	100%	62.8	62.4	100%
Total Modifications	$445.6	$426.0	100%	$383.3	$367.1	99%
Percent non-accrual	23%	21%		27%	25%

(1)	% Compliant is calculated using carrying values including FSA for Troubled Debt Restructurings and Modifications.

(2)	Table depicts the predominant element of each modification, which may contain several of the characteristics listed.

See Note 2 — Loans for additional information regarding TDRs and other credit quality information.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   45

NON-INTEREST INCOME

Non-interest Income (dollars in millions)

	Quarters Ended
	March 31, 2013	December 31, 2012	March 31, 2012
Rental income on operating leases	$444.9	$452.0	$440.6
Other Income:
Factoring commissions	30.0	32.2	32.3
Gains on sales of leasing equipment	22.3	40.5	19.4
Fee revenues	20.4	22.7	22.2
Gains on loan and portfolio sales	5.3	19.8	142.9
Counterparty receivable accretion	3.1	43.6	10.2
Recoveries of loans charged off pre-emergence and loans charged off prior to transfer to held for sale	4.2	17.4	10.4
Gain on investments	2.4	11.9	19.0
Losses on derivatives and foreign currency exchange	(0.6)	(0.7)	(2.2)
Impairment on assets held for sale	(22.6)	(37.4)	(21.6)
Other revenues	5.6	21.7	22.7
Total other income	70.1	171.7	255.3
Total non-interest income	$515.0	$623.7	$695.9

Non-interest Income includes Rental Income on Operating Leases and Other Income.

Rental income on operating leases from equipment we lease is recognized on a straight line basis over the lease term. Rental income is discussed in “Net Finance Revenues” and “Results by Business Segment”. See also “Concentrations — Operating Leases” for additional information on operating leases.

Other income declined in the current quarter reflecting the following:

Factoring commissions were down from the prior-year quarter, as changes in the underlying portfolio mix offset increased factoring volume. Sequentially, the decline also reflects lower factoring volume.

Gains on sales of leasing equipment resulted from approximately $220 million of equipment sales in the current quarter, $235 million in the prior-year quarter, and $430 million in the 2012 fourth quarter. Gains as a percentage of equipment sold increased from last quarter and prior-year quarter and will vary based on the type and age of equipment sold. Equipment sales for the first quarter of 2013 consisted of approximately $130 million in Transportation Finance, $55 million in Vendor Finance and $35 million in Corporate Finance. Equipment sales for the prior-year quarter consisted of approximately $95 million in Transportation Finance, $75 million in Vendor Finance and $65 million in Corporate Finance. Equipment sales for the December 2012 quarter consisted of approximately $290 million in Transportation Finance assets, $75 million in Corporate Finance assets and $65 million in Vendor Finance assets.

Fee revenues include fees on lines of credit and letters of credit, syndication related fees, agent and advisory fees, and servicing fees for the loans we sell but retain servicing. Fee revenues are mainly driven by our Corporate Finance segment, which includes fees from servicing SBL loans.

Gains on loan and portfolio sales in the current quarter reflected approximately $80 million of sales, the majority of which was in Corporate Finance. The prior-year quarter sales totaled approximately $760 million, which consisted of approximately $510 million in Consumer and $250 million in Corporate Finance. Although the majority of the assets sold were student loans, essentially all of the gains were on the Corporate Finance sales. The high gain percentage resulted from the low carrying values as many of the loans sold were on non-accrual and included FSA adjustments. The prior quarter sales totaled approximately $570 million, which consisted of $525 million in Consumer and $45 million in Corporate Finance.

Counterparty receivable accretion relates to the FSA accretion of a fair value discount on the receivable from Goldman Sachs International (“GSI”) related to the GSI Facilities, which are total return swaps (as discussed in Funding and Liquidity). The discount is accreted into income over the expected term of the payout of the associated receivables. The sequential decline was due to sales of student loans last quarter. FSA accretion remaining on the counterparty receivable was $18 million at March 31, 2013.

Recoveries of loans charged off pre-emergence and loans charged off prior to transfer to held for sale reflected repayments or other workout resolutions on loans charged off prior to emergence from bankruptcy and loans charged off prior to classification as held for sale. Unlike recoveries on loans charged off after our restructuring, these recoveries are

46   CIT GROUP INC

recorded as other income, and not incorporated into our reserve adequacy analysis that determines the provision for credit losses. The decreases from the prior quarters were as expected as the Company moves further away from its emergence date, but future recoveries could increase if specific workouts occur. The prior quarter included a large recovery on a previously charged-off account.

Gains on investments reflected sales of equity investments, primarily in Corporate Finance.

Losses on derivatives and foreign currency exchange include the impact of transactional foreign currency movements, which resulted in losses of $(38) million in the current quarter, as the US dollar strengthened against other currency exposures, and gains of $31 million and $7 million in the prior-year and prior quarters, respectively. These were partially offset by gains of $35 million in the current quarter and losses of $(33) million and $(2) million in the prior-year and prior quarters, respectively, on derivatives that economically hedge foreign currency movements and other exposures. In addition, a gain of $3 million in the current quarter, none in the prior-year quarter and a loss in the prior quarter of $(6) million was recorded related to the valuation of the derivatives within the GSI facility. Gains and losses from realization of cumulative translation adjustment (CTA) were not significant for the current quarter or prior-year and prior quarters. For additional information on the impact of derivatives on the income statement, please refer to Note 6 — Derivative Financial Instruments.

Impairment on assets held for sale in 2013 included $21 million of charges related to Vendor Finance, essentially all of which related to operating lease equipment, and $2 million related to Transportation Finance aerospace equipment. When a long-lived asset is classified as held for sale, depreciation expense is suspended and the asset is evaluated for impairment with any such charge recorded in other income. (See Expenses for related discussion on depreciation on operating lease equipment.) The prior-year and prior quarter balances each included $20 million of impairment charges related to Vendor Finance, with the remaining amounts primarily related to Transportation Finance.

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

EXPENSES

Other Expenses (dollars in millions)

	Quarters Ended
	March 31, 2013	December 31, 2012	March 31, 2012
Depreciation on operating lease equipment	$143.3	$130.3	$137.6
Operating expenses:
Compensation and benefits	137.0	129.9	133.6
Technology	19.8	25.6	18.8
Professional fees	18.7	13.4	20.0
Net occupancy expense	9.4	8.1	9.1
Advertising and marketing	7.7	9.2	5.9
Provision for severance and facilities exiting activities	5.7	11.7	4.5
Other expenses	37.0	34.0	32.4
Total operating expenses	235.3	231.9	224.3
Loss on debt extinguishments	–	–	22.9
Total other expenses	$378.6	$362.2	$384.8
Headcount	3,490	3,560	3,530

Depreciation on operating lease equipment is recognized on owned equipment over the lease term or estimated useful life of the asset. Depreciation expense is primarily driven by the Transportation Finance operating lease equipment portfolio, which includes long-lived assets such as railcars and aircraft. Certain ownership costs and also impairments recorded on equipment held in portfolio are reported as depreciation expense. Also impacting the balance are assets held for sale (as depreciation is suspended). See “Net Finance Revenues” for details on depreciation expense and “Non-interest Income” for impairment charges on operating lease equipment classified as held for sale.

Operating expenses were up from the prior-year quarter and last quarter. Excluding restructuring charges, operating expenses were basically flat with last quarter, after adjusting for the $10 million recovery of legal costs. Bank deposit

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   47

raising costs totaled approximately $9 million for the current quarter, which are reflected across various expense categories but mostly within advertising and marketing, compared to $6 million for the prior-year quarter and $8 million last quarter. Operating expenses reflect the following:

■	Compensation and benefits rose during 2013, reflecting increased employee costs from new equity grants, along with higher retirement plan match. In addition, the sequential increase includes the impact from timing of certain costs such as FICA, which restarts at the beginning of the year.

■	Technology was in-line with the prior year costs, but down from the prior quarter, which included approximately $4 million in write-off of obsolete assets.

■	Professional fees includes legal and other professional fees such as tax, audit, and consulting services. The increase from last quarter was attributable to an approximately $10 million loan workout-related settlement that benefited the prior quarter.

■	Advertising and marketing expenses reflect costs associated with raising deposits plus other corporate marketing costs. Bank-related costs totaled $6 million in 2013, up $1 million from the prior-year quarter and flat to last quarter.

■	Provision for severance and facilities exiting activities reflects employee termination charges and other costs associated with various organization efficiency initiatives.

■	Other expenses includes items such as travel and entertainment, insurance, FDIC costs, office equipment and supply costs and miscellaneous taxes (other than income taxes, such as VAT (value added tax) and sales and property taxes). The increase in the current quarter compared to the prior-year and prior quarters primarily relates to an increase in miscellaneous taxes.

We plan to reduce the quarterly run rate of operating expenses by $15 million to $20 million from the third quarter 2012 level of approximately $230 million, excluding restructuring charges, resulting in a quarterly run-rate of $210-$215 million. These expense reductions will be phased in over 2013 through improved operating efficiencies, and the benefits of these actions will likely be realized later in 2013 and into 2014.

■	We have reduced headcount by 140 since September 30, 2012, reduced the use of third party resources, modified several benefit plans in the fourth quarter of 2012, and consolidated some offices.

■	During the first quarter, we decided to exit several subscale and less profitable platforms in Latin America and Asia, and are evaluating others in Europe given our pending Dell portfolio sale in that region.

Losses on debt extinguishments for 2012 reflect the write-off of accelerated fees and underwriting costs related to liability management actions taken, which included the repayment of the remaining Series A Notes.

FRESH START ACCOUNTING

Upon emergence from bankruptcy in 2009, CIT applied Fresh Start Accounting (FSA) in accordance with generally accepted accounting principles in the United States of America (GAAP). FSA had a significant impact on our operating results in 2012, while in 2013, the impact has lessened. Net finance revenue reflected the accretion of the FSA adjustments to the loans and leases, debt, as well as depreciation and, to a lesser extent, rental income related to operating lease equipment. As the FSA remaining on debt has diminished due to the significant acceleration of debt repayment activity in 2012, the remaining amortization of long-term borrowings FSA discount (most of which is on secured borrowings) will more closely match the accretion of FSA discount on loans, reducing volatility of net finance revenue. The most significant remaining discount of $2.4 billion relates to operating lease equipment, which will accrete over a long period of time.

The following table presents the remaining FSA adjustments by balance sheet caption:

Accretable Fresh Start Accounting (Discount)/Premium (dollars in millions)

	March 31, 2013	December 31, 2012
Loans	$(326.0)	$(355.3)
Operating lease equipment, net	(2,411.4)	(2,550.6)
Intangible assets, net	27.7	31.9
Other assets	(17.7)	(20.8)
Total assets	$(2,727.4)	$(2,894.8)
Deposits	$1.9	$3.5
Long-term borrowings	(333.9)	(369.4)
Other liabilities	1.3	1.7
Total liabilities	$(330.7)	$(364.2)

48   CIT GROUP INC

Interest income is increased by the FSA accretion on loans. Of the remaining $326 million balance as of March 31, 2013, approximately $213 million is associated with the student loan portfolio. Due to the contractual maturity of the underlying loans, the majority of the accretion on consumer loans will be over a long time period, generally 10 years, while the majority of the remaining commercial loan accretion income is expected to be realized within the next 2 years.

Interest expense is increased by the accretion of the FSA discounts on long-term borrowings, which is recognized over the time to contractual maturity of the underlying debt. When we repay debt prior to its contractual maturity, and the repayments were accounted for as a debt extinguishment, the FSA discount is accelerated resulting in an increase to interest expense. This quarter we recognized approximately $18 million related to debt redemptions, compared to $597 million in the prior-year quarter and $83 million last quarter.

At March 31, 2013, long-term borrowings included approximately $313 million of remaining FSA discount on secured borrowings, including approximately 75% secured by student loans and 20% secured by aircraft. The maturity dates for the secured borrowings at March 31, 2013, range from 2013–2040. Nearly 80% of the FSA discount is expected to be recognized by the end of 2021. The remaining $20 million of FSA accretion on long term borrowings relates to unsecured borrowings. We have filed a redemption notice with the trustee to repay the remaining $20 million in principal amount of InterNotes, which will accelerate $8 million of the unsecured debt FSA discount in the 2013 second quarter.

Depreciation expense is reduced by the accretion of the operating lease equipment discount, essentially all of which is related to Transportation Finance aircraft and rail operating lease assets. We estimated an economic average life before disposal of these assets of approximately 15 years for aerospace assets and 30 years for rail assets.

An intangible asset was recorded to adjust operating lease rents that were, in aggregate, above then current market rental rates. These adjustments (net) are being amortized over the remaining term of the lease agreements on a straight line basis, thereby lowering rental income (a component of Non-interest Income). The majority of the remaining accretion has a contractual maturity of less than two years.

Other assets relates primarily to a discount on receivables from GSI in conjunction with the GSI Facilities. The discount is accreted into other income as ‘counterparty receivable accretion’ over the expected payout of the associated receivables. The GSI Facilities are discussed in “Funding and Liquidity” and also in Note 5 — Long-term Borrowings, and Note 6 — Derivative Financial Instruments in Item 1 Consolidated Financial Statements.

INCOME TAXES

Income Tax Data (dollars in millions)

	Quarters Ended
	March 31, 2013	December 31, 2012	March 31, 2012
Provision for income taxes, before discrete items	$20.5	$31.8	$41.7
Discrete items	(5.3)	12.4	(1.4)
Provision for income taxes	$15.2	$44.2	$40.3
Effective tax rate	8.4%	17.6%	(10.4)%

The Company’s first quarter tax provision of $15.2 million decreased from $44.2 million in the prior quarter and $40.3 million in the year-ago quarter. The first quarter provision primarily reflects income tax expense on the earnings of certain international operations and state tax expense in the U.S. Included in the first quarter tax provision is approximately $5.3 million of net discrete tax benefits which primarily relate to incremental tax benefits associated with favorable settlements of prior year international tax audits partially offset by the establishment of valuation allowances against certain international net deferred tax assets. The decreases from prior periods primarily reflect a reduction in foreign tax expense driven by lower international earnings and several discrete items. The $40.3 million provision for the first quarter of 2012 was primarily driven by income tax expense on the earnings from international operations and no income tax benefit recorded on the domestic losses.

The changes in the effective tax rate each period is impacted by a number of factors, including the relative mix of domestic and foreign earnings, valuation allowances in various jurisdictions, and discrete items. As a result, the effective tax rate may not be indicative of the rate for near term future periods. The actual year-end 2013 effective tax rate may vary from the currently projected tax rate due to the changes in the factors mentioned above.

See Note 9 — Income Taxes for additional information, including deferred tax assets.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   49

RESULTS BY BUSINESS SEGMENT

As presented in the following table, and explained in each of the segment sections, pre-tax results improved from the prior-year quarter on a GAAP basis and adjusted GAAP basis in each segment except Corporate Finance. Sequentially, pre-tax results declined in each commercial segment. Financing and leasing assets were up in all of the commercial segments both sequentially and from March 2012, except for Transportation Finance, which was down slightly from December 31, 2012.

See Note 13 — Business Segment Information for additional details.

The following table summarizes the reported pre-tax earnings of each segment, and the impacts of certain debt redemption actions. The pre-tax amounts excluding these actions are Non-GAAP measurements, but are used by management in managing the business, as the debt redemption activities could have significant impacts on the segment results. See Non-GAAP Financial Measurements for further discussion on the use of non-GAAP measurements.

Impacts of FSA Accretion and Debt Redemption Charges on Pre-tax Income (Loss) by Segment (dollars in millions)

	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Consumer	Corporate & Other	Total
Quarter Ended March 31, 2013
Income (loss) before (provision) benefit for income taxes	$25.1	$142.5	$8.7	$5.3	$9.8	$(10.6)	$180.8
Accelerated FSA net discount/(premium) on debt extinguishments and repurchases	2.9	9.9	0.8	2.8	0.7	0.7	17.8
Pre-tax income (loss) – excluding debt redemptions	$28.0	$152.4	$9.5	$8.1	$10.5	$(9.9)	$198.6
Quarter Ended December 31, 2012
Income (loss) before (provision) benefit for income taxes	$104.8	$168.9	$21.2	$46.8	$(50.9)	$(39.0)	$251.8
Accelerated FSA net discount/(premium) on debt extinguishments and repurchases	1.3	9.7	0.3	1.1	121.5	1.3	135.2
Accelerated original issue discount on debt extinguishments related to the GSI facility	–	(6.9)	–	–	(45.7)	–	(52.6)
Pre-tax income (loss) – excluding debt redemptions	$106.1	$171.7	$21.5	$47.9	$24.9	$(37.7)	$334.4
Quarter Ended March 31, 2012
Income (loss) before (provision) benefit for income taxes	$72.8	$(198.5)	$(17.0)	$(95.3)	$(24.1)	$(123.7)	$(385.8)
Accelerated FSA net discount/(premium) on debt extinguishments and repurchases	107.1	278.8	21.2	99.1	15.9	74.8	596.9
Debt related – loss on debt extinguishments	–	–	–	–	–	22.9	22.9
Pre-tax income (loss) – excluding debt redemptions	$179.9	$80.3	$4.2	$3.8	$(8.2)	$(26.0)	$234.0

Corporate Finance

Corporate Finance provides a range of financing options and offers advisory services to small and medium size companies in the U.S. and Canada and has a specialized lending unit focused on financial sponsors in Europe. Corporate Finance core products include asset-based and cash flow lending, fee-based products (e.g., financial advisory, M&A) for middle-market customers, equipment leasing and financing, and commercial real estate financing. Corporate Finance offers a product suite primarily composed of senior secured loans collateralized by accounts receivable, inventory, machinery & equipment and intangibles to finance various needs of our customers, such as working capital, plant expansion, acquisitions and recapitalizations. These loans include revolving lines of credit and term loans and, depending on the nature and quality of the collateral, may be referred to as asset-based loans or cash flow loans. We also have a portfolio of SBA 7(a) guaranteed loans, which are partially guaranteed by the U.S. Small Business Administration (“SBA”). Middle Market Lending business provides financing to customers in a wide range of industries (including Commercial & Industrial, Communications, Media & Entertainment, Healthcare, and Energy). Revenue is generated primarily from interest earned on loans, supplemented by fees collected for services provided.

50   CIT GROUP INC

Corporate Finance – Financial Data and Metrics (dollars in millions)

	Quarters Ended
	March 31, 2013	December 31, 2012	March 31, 2012
Earnings Summary
Interest income	$138.9	$136.6	$175.8
Interest expense	(65.8)	(68.6)	(218.2)
Provision for credit losses	(12.7)	1.1	(22.7)
Rental income on operating leases	4.0	2.1	2.8
Other income	24.1	84.7	203.5
Depreciation on operating lease equipment	(2.2)	(1.0)	(1.1)
Operating expenses	(61.2)	(50.1)	(67.3)
Income before provision for income taxes	$25.1	$104.8	$72.8
Pre-tax income – excluding debt redemption charges(1)	$28.0	$106.1	$179.9
Select Average Balances
Average finance receivables (AFR)	$8,591.5	$7,937.8	$7,082.2
Average earning assets (AEA)	8,680.0	8,033.2	7,222.8
Statistical Data
Net finance revenue (interest and rental income, net of interest and depreciation expense) as a % of AEA	3.45%	3.44%	(2.25)%
Funded new business volume	$959.7	$1,466.1	$1,038.1

(1)	Non-GAAP measurement, see table at the beginning of this section for a reconciliation of non-GAAP to GAAP financial information.

Pre-tax earnings were reduced by accelerated debt FSA interest expense accretion of $3 million in the first quarter of 2013, compared to $107 million in the prior year quarter and by $1 million last quarter. Debt prepayment activities were not significant in either the current quarter or the prior quarter, but were material in the prior-year quarter. Excluding accelerated debt FSA accretion, pre-tax income was down from both the prior-year and prior quarters primarily due to lower other income.

Asset growth benefited from the previously announced portfolio acquisition, while new business volumes declined from both the prior-year quarter and prior quarter. CIT Bank originated the vast majority of the U.S. funded volume in each of the quarters. At March 31, 2013, approximately 71% of this segment’s financing and leasing assets were in CIT Bank. New business yields were down slightly from prior quarter reflecting increased competition for assets from banks and funds in the middle market cash flow lending space.

Other highlights included:

■	Excluding accelerated debt FSA accretion, net finance revenue was $78 million, up from $66 million in the prior-year quarter and $70 million in the prior quarter on lower funding costs and higher assets. Net FSA accretion, excluding the accelerated debt FSA accretion, increased net finance revenue by $4 million for the 2013 first quarter, compared to an increase of $30 million in the prior-year quarter and an increase of $13 million in the prior quarter.

■	Other income was down from the prior-year quarter primarily due to lower gains on asset sales (including receivables, equipment and investments), and from last quarter on lower FSA-related counterparty receivable accretion. Gains totaled $8 million in the 2013 first quarter, down from $167 million in the prior-year quarter, most of which is attributed to a loan portfolio sale, and $23 million last quarter. Contributing to the decline was the lower amount of assets sold, which included $96 million of equipment and receivables in the first quarter of 2013, compared to $318 million in the prior-year quarter and $120 million last quarter. Fee revenue was $12 million for each of the quarters. Other income also includes an FSA-related counterparty receivable accretion of $2 million in the 2013 first quarter, compared to $8 million in the prior-year quarter and $34 million last quarter. Another component of other income is recoveries of loans charged off pre-emergence and loans charged off prior to transfer to held for sale, which totaled $1 million in the 2013 first quarter, down from $6 million in the prior-year quarter and $14 million last quarter. As we move further away from our emergence date, both recoveries and FSA counterparty receivable accretion continue to decline.

■	Credit trends remained strong. Non-accrual loans declined to $185 million (2.03%% of finance receivables) at March 31, 2013 from $212 million (2.59%) at December 31, 2012 and $329 million (4.49%) at March 31, 2012. Net charge-offs were less than $2 million (0.07% of average finance receivables) in the 2013 first quarter, down from $7 million (0.38%) in the prior-year quarter and $14 million (0.72%) in the prior quarter. The 2013 provision for credit losses primarily reflects reserves established on asset growth and a modest increase in specific reserves.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   51

■	Financing and leasing assets at March 31, 2013 totaled $9.2 billion, up from $8.3 billion at December 31, 2012, driven by approximately $700 million of loans from a commercial loan portfolio purchase and $7.4 billion at March 31, 2012, on the portfolio acquisition and new business volume.

■	Operating expenses rose sequentially, as the prior quarter included the benefit of approximately $10 million related to a loan workout settlement.

Transportation Finance

Transportation Finance is among the leading providers of large ticket equipment leases and other secured financing in the aerospace and rail sectors. The principal asset within the Transportation Finance portfolio is leased equipment, whereby the business invests in equipment (primarily commercial aircraft and railcars) and leases it to commercial end-users. The typical structure for providing use of large ticket transportation assets is an operating lease. Transportation Finance operating lease clients primarily consist of global commercial airlines, and North American major railroads and material transport companies (including mining and agricultural firms). This business also provides secured lending and other financing products to companies in transportation and defense, offers financing and leasing programs for corporate and private owners of business jet aircraft, and provides secured lending in the maritime sector. Revenue is generated from rents collected on leased assets, and to a lesser extent from interest on loans, fees, and gains from assets sold.

Transportation Finance – Financial Data and Metrics (dollars in millions)

	Quarters Ended
	March 31, 2013	December 31, 2012	March 31, 2012
Earnings Summary
Interest income	$33.9	$31.6	$34.0
Interest expense	(128.3)	(111.8)	(460.0)
Provision for credit losses	4.0	(1.4)	(7.6)
Rental income on operating leases	383.3	390.6	375.4
Other income	15.1	10.9	13.5
Depreciation on operating lease equipment	(115.8)	(103.4)	(108.0)
Operating expenses	(49.7)	(47.6)	(45.8)
Income (loss) before (provision) benefit for income taxes	$142.5	$168.9	$(198.5)
Pre-tax income – excluding debt redemption charges and accelerated OID on debt extinguishment related to the GSI facility(1)	$152.4	$171.7	$80.3
Select Average Balances
Average finance receivables (AFR)	$1,874.5	$1,796.2	$1,596.6
Average operating leases (AOL)	12,113.5	11,986.3	11,731.2
Average earning assets (AEA)	14,187.8	14,028.7	13,422.2
Statistical Data
Net finance revenue as a % of AEA	4.88%	5.90%	(4.73)%
Operating lease margin as a % of AOL	8.83%	9.58%	9.12%
Funded new business volume	$331.8	$723.8	$289.7

(1)	Non-GAAP measurement, see table at the beginning of this section for a reconciliation of non-GAAP to GAAP financial information.

Pre-tax earnings were reduced by accelerated debt FSA interest expense accretion of $10 million in the current quarter, compared to $279 million in the prior-year quarter, and $3 million of accelerated debt FSA and OID accretion in the prior quarter. Excluding accelerated debt FSA and OID accretion, pre-tax earnings of $152 million in the 2013 first quarter increased from the prior-year quarter, reflecting lower funding and credit costs and asset growth, and decreased from the prior quarter primarily due to increased depreciation expense, lower rental revenue and higher interest expense.

Results for current quarter reflect the continued high utilization of both our aircraft and railcars. All aircraft scheduled for delivery in 2013 are placed and all railcars on order have lease commitments. Average earning assets were up slightly from last quarter and the prior year. Operating lease margins declined, reflecting lower rents on certain remarketed aircraft and slightly lower railcar utilization.

Other highlights included:

■	Excluding accelerated debt FSA and OID accretion (which impacted the prior quarter), net finance revenue was $183 million, up from $120 million in the prior-year quarter and down from $210 million last quarter. The increase from the prior-year quarter generally reflected lower funding costs, while the sequential decline included lower net operating lease revenue. All other net FSA accretion added $44 million to net finance revenue in the first quarter of 2013,

52   CIT GROUP INC

$26 million in the prior-year quarter and $40 million last quarter.

■	Net operating lease revenue (rental income on operating leases less depreciation on operating lease equipment) was unchanged from the prior-year quarter, as the higher asset balances and improved utilization offset lower rental rates. Sequentially, net operating lease revenue declined, reflecting lower rental income on certain aircraft, lower rail utilization rates (discussed below) and higher depreciation costs. Depreciation on operating lease equipment increased primarily due to higher maintenance costs on commercial aircraft operating lease equipment. In addition, changes in residual value assumptions also contributed to the increase in depreciation expense. Net operating lease revenue includes a net FSA-related benefit of approximately $47 million for each of the quarters presented. FSA accretion results in a reduction in depreciation expense and reduction to rental income from amortization of lease contract intangible assets. Also, as discussed in Net Finance Revenue, depreciation is suspended on operating lease equipment held for sale. The suspended depreciation totaled $5 million in 2013, compared to less than $1 million in the prior-year quarter and $5 million last quarter.

■	Aerospace equipment utilization remained strong at March 31, 2013, with all commercial aircraft on lease or under a commitment. Rail utilization rates declined slightly to 97% from 98% at December 31, 2012, reflecting softness in certain sectors, such as coal and steel.

■	Financing and leasing assets at March 31, 2013 of $14.2 billion increased $0.6 billion, 5%, from a year ago and were largely unchanged from December 31, 2012.

■	New business volume of $0.3 billion reflects the delivery of one aircraft and over 1,000 railcars, and funding of over $200 million of new loans, including several related to our new maritime finance initiative. All of the current quarter’s loan volume and substantially all of the rail volume was originated by CIT Bank.

■	At March 31, 2013, we had 160 aircraft on order from manufacturers, with deliveries scheduled through 2020. All but one aircraft scheduled for delivery in the next twelve months have lease commitments. We also have future purchase commitments for approximately 7,800 railcars at March 31, 2013, with scheduled deliveries through 2015, all of which have lease commitments. See Note 11 — Commitments.

■	Other income primarily includes gains on sales of equipment, partially offset by impairment charges. For the current quarter, gains on equipment sales totaled $14 million on $134 million of equipment and receivable sales, compared to $8 million of gains on $195 million of sales in the prior-year quarter and $19 million of gains on $288 million of sales last quarter. Impairment on operating lease equipment held for sale totaled $2 million in the current quarter, compared to $1 million in the prior-year quarter and $17 million last quarter.

■	Non-accrual loans were $19 million (0.97% of finance receivables) at March 31, 2013, down from $40 million (2.18%) at December 31, 2012 and $25 million (1.49%) at March 31, 2012. Net charge-offs were $3 million (0.71% of average finance receivables) in the current quarter, down from $8 million (1.97%) in the prior-year quarter and up from none last quarter. The negative provision reflects a reserve release on a non-accrual account that was paid down, partially offset by additional reserves established on higher loan volume.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   53

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

Trade Finance – Financial Data and Metrics (dollars in millions)

	Quarters Ended
	March 31, 2013	December 31, 2012	March 31, 2012
Earnings Summary
Interest income	$14.6	$14.0	$14.5
Interest expense	(7.5)	(5.8)	(32.4)
Provision for credit losses	(1.3)	6.8	(3.8)
Other income, commissions	30.0	32.2	32.3
Other income, excluding commissions	2.9	3.2	4.0
Operating expenses	(30.0)	(29.2)	(31.6)
Income (loss) before (provision) benefit for income taxes	$8.7	$21.2	$(17.0)
Pre-tax income – excluding debt redemption charges(1)	$9.5	$21.5	$4.2
Select Average Balances
Average finance receivables (AFR)	$2,395.3	$2,375.2	$2,360.7
Average earning assets (AEA)(2)	1,065.8	996.0	1,196.8
Statistical Data
Net finance revenue as a % of AEA	2.66%	3.29%	(5.98)%
Factoring volume	$6,354.5	$6,859.5	$6,003.8

(1)	Non-GAAP measurement, see table at the beginning of this section for a reconciliation of non-GAAP to GAAP financial information.

(2)	AEA is lower than AFR as it is reduced by the average credit balances for factoring clients.

Pre-tax earnings were reduced by accelerated debt FSA interest expense accretion of approximately $1 million in the first quarter of 2013, compared to $21 million in the prior-year quarter and less than $1 million last quarter. Excluding accelerated debt FSA accretion, pre-tax income was up from the prior-year quarter reflecting improved funding costs, while last quarter included a benefit for credit losses on higher recoveries, which contributed to the sequential decline.

Other highlights included:

■	Net finance revenue excluding accelerated debt FSA accretion was $8 million in the first quarter of 2013, compared to $3 million during the prior-year quarter and $9 million last quarter. The improvement from the prior year primarily reflected lower funding costs.

■	Factoring commissions declined from the prior-year quarter, as changes in the underlying portfolio mix offset increased factoring volume. Sequentially, the decline also reflects lower factoring volume. We continued to diversify our client base, resulting in more factoring volume from non-apparel industries.

■	Non-accrual loans remained low at $4 million (0.15% of finance receivables), down from $6 million (0.26%) at December 31, 2012 and $44 million (1.83%) at March 31, 2012. Net recoveries totaled $2 million (0.31% of average finance receivables) in both the first quarter of 2013 and last quarter, compared to net charge-offs of $1 million (0.19%) in the prior-year quarter.

■	Finance receivables were $2.5 billion, up from approximately $2.3 billion at December 31, 2012 and $2.4 billion at March 31, 2012. Off-balance sheet exposures, resulting primarily from clients with deferred purchase factoring agreements, were $1.7 billion at March 31, 2013, $1.8 billion at December 31, 2012, and $1.6 billion at March 31, 2012.

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

54   CIT GROUP INC

Vendor Finance – Financial Data and Metrics (dollars in millions)

	Quarters Ended
	March 31, 2013	December 31, 2012	March 31, 2012
Earnings Summary
Interest income	$130.8	$133.2	$147.2
Interest expense	(58.1)	(54.2)	(186.0)
Provision for credit losses	(9.5)	(6.4)	(8.2)
Rental income on operating leases	57.6	59.3	62.4
Other income	(1.4)	20.2	(1.2)
Depreciation on operating lease equipment	(25.3)	(25.9)	(28.5)
Operating expenses	(88.8)	(79.4)	(81.0)
Income (loss) before (provision) benefit for income taxes	$5.3	$46.8	$(95.3)
Pre-tax income – excluding debt redemption charges(1)	$8.1	$47.9	$3.8
Select Average Balances
Average finance receivables (AFR)	$4,811.0	$4,679.3	$4,456.3
Average operating leases (AOL)	213.1	208.5	215.3
Average earning assets (AEA)	5,438.1	5,292.3	5,049.5
Statistical Data
Net finance revenue as a % of AEA	7.72%	8.50%	(0.39)%
Funded new business volume	$649.9	$867.5	$672.6

(1)	Non-GAAP measurement, see table at the beginning of this section for a reconciliation of non-GAAP to GAAP financial information.

Pre-tax earnings for the quarter were $5 million. Pre-tax earnings were reduced by accelerated debt FSA interest expense accretion of $3 million in current quarter, $99 million in the prior-year quarter and $1 million in the prior quarter. Excluding the impact of debt redemptions, the current quarter pre-tax earnings of $8 million increased from $4 million in the year-ago quarter reflecting improved net finance revenue mainly from lower funding costs, partially offset by higher operating costs. The approximate $40 million decline from the sequential quarter was primarily due to lower other income and higher operating costs; the prior quarter included a gain of approximately $14 million related to a platform sale.

Financing and leasing assets grew to $5.6 billion during 2012, a 9% increase from the prior year and a 2% increase from last quarter. Funded new business volume was $650 million in the current quarter, a decrease of 3% from the year-ago quarter, and down sequentially, reflecting seasonal trends. The growth in assets this quarter also benefitted from a portfolio purchase of approximately $150 million. Approximately $400 million of assets remain in held for sale, related to the pending sale of the Dell Europe portfolio, as previously disclosed.

We continued to make progress on our local funding initiatives and during the quarter closed a CAD 250 million committed multi-year conduit facility that allows the Canadian Vendor Finance business to fund both existing assets and new originations at attractive terms.

Other highlights included:

■	Excluding accelerated debt FSA accretion, net finance revenue was $108 million in the current quarter, up from $94 million in the prior-year quarter, primarily reflecting lower funding costs partially offset by the impact of business and regional mix on finance revenue, and was down from $113 million last quarter.

■	Net operating lease revenue was $32 million, down slightly from the prior-year quarter and prior quarter. Depreciation is suspended on operating lease equipment classified as held for sale. The amount suspended totaled approximately $20 million in the current quarter, prior-year quarter and prior quarter. These amounts are essentially offset by an impairment charge in other income.

■	Other income remained low as impairment charges related to assets held for sale offset gains on asset sales and other fees and revenues. Gains totaling $8 million on $57 million of equipment and receivable sales were up compared to $5 million on $74 million of equipment and receivable sales in the prior-year quarter and $14 million on $65 million of sales last quarter. Impairment charges on operating leases recorded in held for sale totaled approximately $20 million in the current quarter, prior-year quarter and prior quarter. These impairments had a nearly offsetting benefit in net finance revenue related to suspended depreciation. See “Non-interest Income” and “Expenses” for discussions on impairment charges and suspended depreciation on operating lease equipment held for sale. In the prior quarter, other income included a gain of approximately $14 million related to the sale of our Dell Europe operating platform to Dell.

■	Operating expenses increased in the quarter compared to both prior-year quarter and the sequential quarter, reflecting charges from our continued ongoing platform

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   55

optimization and efficiency improvement efforts. While the items were individually immaterial they did, in aggregate, negatively affect the quarterly comparisons. Cost savings initiatives are underway and during the quarter we decided to exit several small sub-scale operations in Latin America and Asia and maintain our presence in Mexico, Brazil and China. We are also evaluating others, including our European vendor platform in light of the Dell portfolio sale in that region, all of which will likely deliver cost savings later in the year and into 2014.

■	Credit metrics remained relatively stable. Non-accrual loans were $86 million (1.75% of finance receivables) at March 31, 2013, essentially flat in dollar-terms and down in percentage terms from $83 million (1.85%) at March 31, 2012, but up from $72 million (1.49%) at December 31, 2012. Non-accrual loans increased 20% from the prior quarter, reflecting increases across the segment, though largely in the International regions. Net charge-offs were $7 million (0.54% of average finance receivables) in the current quarter, compared to $6 million (0.54%) and $5 million (0.43%) in the prior-year quarter and prior quarter, respectively, due to lower recoveries.

Consumer

Consumer consists of our liquidating government-guaranteed student loans.

Consumer – Financial Data and Metrics (dollars in millions)

	Quarters Ended
	March 31, 2013	December 31, 2012	March 31, 2012
Earnings Summary
Interest income	$34.2	$36.0	$50.2
Interest expense	(17.8)	(96.8)	(65.5)
Provision for credit losses	–	(0.2)	(0.3)
Other income	0.1	19.2	2.4
Operating expenses	(6.7)	(9.1)	(10.9)
Income (loss) before (provision) benefit for income taxes	$9.8	$(50.9)	$(24.1)
Pre-tax income – excluding debt redemption charges and accelerated OID on debt extinguishment related to the GSI facility(1)	$10.5	$24.9	$(8.2)
Select Average Balances
Average finance receivables (AFR)	$3,650.0	$3,721.0	$4,639.8
Average earning assets (AEA)	3,651.1	3,994.1	6,205.0
Statistical Data
Net finance revenue as a % of AEA	1.80%	(6.09)%	(0.99)%

(1)	Non-GAAP measurement, see table at the beginning of this section for a reconciliation of non-GAAP to GAAP financial information.

Pre-tax income was reduced by accelerated debt FSA interest expense accretion of less than $1 million in the current quarter, $16 million in the prior-year quarter and $76 million last quarter, which also included OID accretion driven by a repayment of ABS issued by a student lending securitization. Excluding accelerated debt FSA and OID accretion, pre-tax earnings were $11 million, up from the prior-year quarter on lower funding costs, but down from the prior quarter, which included gains on asset sales (reflected in Other Income).

At March 31, 2013, the student loan portfolio totaled approximately $3.6 billion, down slightly from December 31, 2012 and $5.7 billion at March 31, 2012, and was funded through securitizations.

56   CIT GROUP INC

Corporate and Other

Certain activities are not attributed to operating segments and are included in Corporate and Other. Some of the more significant items include net loss on debt extinguishments, costs associated with excess cash liquidity (Interest Expense), mark-to-market adjustments on non-qualifying derivatives (Other Income) and restructuring charges for severance and facilities exit activities (Operating Expenses).

Corporate and Other – Financial Data (dollars in millions)

	Quarters Ended
	March 31, 2013	December 31, 2012	March 31, 2012
Earnings Summary
Interest income	$3.4	$5.6	$4.6
Interest expense	(14.4)	(29.4)	(118.5)
Other income	(0.7)	1.3	0.8
Operating expenses	1.1	(16.5)	12.3
Loss on debt extinguishments	–	–	(22.9)
Loss before provision for income taxes	$(10.6)	$(39.0)	$(123.7)
Pre-tax income – excluding debt redemption charges(1)	$(9.9)	$(37.7)	$(26.0)

(1)	Non-GAAP measurement, see table at the beginning of this section for a reconciliation of non-GAAP to GAAP financial information.

■	Interest income consists of interest and dividend income primarily from deposits held at other depository institutions and U.S. Treasury Securities.

■	Interest expense included less than $1 million of accelerated FSA debt accretion, compared to $75 million in the prior-year quarter and $1 million last quarter.

■	Other income primarily reflects gains and (losses) on derivatives and foreign currency exchange.

■	Operating expenses reflects salary and general and administrative expenses in excess of amounts allocated to the business segments, litigation-related costs and provision for severance and facilities exiting activities. These restructuring costs totaled $6 million in the current quarter, $4 million in the prior-year quarter and $12 million last quarter.

■	The prior year loss on debt extinguishments resulted primarily from repayments of Series A Notes.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   57

FINANCING AND LEASING ASSETS

We grew commercial assets during the 2013 first quarter, reflecting portfolio purchases and new business volume. As presented in the following tables and discussions.

The following table presents our financing and leasing assets by segment.

Financing and Leasing Asset Composition (dollars in millions)

	March 31, 2013	December 31, 2012	% Change
Corporate Finance
Loans	$9,114.3	$8,173.0	11.5%
Operating lease equipment, net	61.5	23.9	157.3%
Assets held for sale	23.0	56.8	(59.5)%
Financing and leasing assets	9,198.8	8,253.7	11.5%
Transportation Finance
Loans	1,938.1	1,853.2	4.6%
Operating lease equipment, net	12,015.1	12,173.6	(1.3)%
Assets held for sale	214.1	173.6	23.3%
Financing and leasing assets	14,167.3	14,200.4	(0.2)%
Trade Finance
Loans – factoring receivables	2,525.2	2,305.3	9.5%
Vendor Finance
Loans	4,942.1	4,818.7	2.6%
Operating lease equipment, net	214.0	214.2	(0.1)%
Assets held for sale	409.7	414.5	(1.2)%
Financing and leasing assets	5,565.8	5,447.4	2.2%
Commercial
Loans	18,519.7	17,150.2	8.0%
Operating lease equipment, net	12,290.6	12,411.7	(1.0)%
Assets held for sale	646.8	644.9	0.3%
Total commercial financing and leasing assets	31,457.1	30,206.8	4.1%
Consumer
Loans – student lending	3,594.7	3,694.5	(2.7)%
Loans – other(1)	6.0	2.9	106.9%
Assets held for sale	–	1.5	(100.0)%
Financing and leasing assets	3,600.7	3,698.9	(2.7)%
Consolidated Totals:
Loans	$22,120.4	$20,847.6	6.1%
Operating lease equipment, net	12,290.6	12,411.7	(1.0)%
Assets held for sale	646.8	646.4	0.1%
Total financing and leasing assets	$35,057.8	$33,905.7	3.4%

(1)	Reflects certain non-consumer loans at CIT Bank.

Commercial financing and leasing assets increased in the first quarter of 2013, reflecting portfolio purchases of approximately $700 million in Corporate Finance and $150 million in Vendor Finance, along with new business volumes. Operating lease equipment decreased slightly as there were limited scheduled equipment deliveries in Transportation Finance.

Assets held for sale totaled $0.6 billion, the majority of which was in Vendor Finance and included a pending sale of Dell Europe assets.

Financing and leasing asset trends are discussed in the respective segment descriptions in “Results by Business Segment”.

58   CIT GROUP INC

The following table presents the changes to our financing and leasing assets:

Financing and Leasing Assets Roll forward (dollars in millions)

	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Commercial Segments	Consumer	Total
Balance at December 31, 2012	$8,253.7	$14,200.4	$2,305.3	$5,447.4	$30,206.8	$3,698.9	$33,905.7
New business volume	959.7	331.8	–	649.9	1,941.4	–	1,941.4
Portfolio purchases	694.4	–	–	154.3	848.7	–	848.7
Loan sales	(61.8)	(5.0)	–	–	(66.8)	(12.0)	(78.8)
Equipment sales	(34.2)	(129.0)	–	(57.4)	(220.6)	–	(220.6)
Depreciation	(2.2)	(115.8)	–	(25.3)	(143.3)	–	(143.3)
Gross charge-offs	(4.2)	(3.3)	(0.8)	(16.0)	(24.3)	–	(24.3)
Collections and other	(606.6)	(111.8)	220.7	(587.1)	(1,084.8)	(86.2)	(1,171.0)
Balance at March 31, 2013	$9,198.8	$14,167.3	$2,525.2	$5,565.8	$31,457.1	$3,600.7	$35,057.8

The following table present our business volumes and loan and equipment sales over the past three years:

Total Business Volumes (dollars in millions)

	Quarters Ended
	March 31, 2013	December 31, 2012	March 31, 2012
Funded Volume
Corporate Finance	$959.7	$1,466.1	$1,038.1
Transportation Finance	331.8	723.8	289.7
Vendor Finance	649.9	867.5	672.6
Commercial Segments	$1,941.4	$3,057.4	$2,000.4
Factored Volume	$6,354.5	$6,859.5	$6,003.8
Committed Volume
Corporate Finance	$1,369.5	$1,901.7	$1,503.5
Transportation Finance	291.5	812.6	308.2
Vendor Finance	649.9	867.5	672.6
Commercial Segments	$2,310.9	$3,581.8	$2,484.3

Funded new business volume declined modestly from the prior-year quarter as an increase in Transportation Finance, which included activity related to the new maritime finance initiative, was offset by declines in Corporate Finance and Vendor Finance. Sequentially, Corporate Finance declined as the segment experienced some acceleration of activity at year-end, Transportation Finance declined on fewer aircraft deliveries and Vendor Finance declined reflecting seasonal trends and softness in non-U.S. geographies. Volumes for Corporate Finance and Vendor Finance do not include certain portfolio purchases, as detailed above. Volume was down sequentially primarily due to fewer scheduled aircraft deliveries. Committed new business volume reflected similar trends.

Trade Finance factoring volume increased 6% from the prior-year quarter, reflecting increased business with existing clients, while seasonally down from the prior quarter.

Business volumes are discussed in the respective segment descriptions in “Results by Business Segment”.

Loan Sales (dollars in millions)

	Quarters Ended
	March 31, 2013	December 31, 2012	March 31, 2012
Corporate Finance	$61.8	$43.2	$252.9
Transportation Finance	5.0	–	–
Commercial Segments	66.8	43.2	252.9
Consumer	12.0	524.9	506.2
Total	$78.8	$568.1	$759.1

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   59

The sale of finance receivables slowed in the latter part of 2012 in the commercial segments, while we continued to sell student loans periodically in 2012.

Equipment Sales (dollars in millions)

	Quarters Ended
	March 31, 2013	December 31, 2012	March 31, 2012
Corporate Finance	$34.2	$77.2	$65.0
Transportation Finance	129.0	288.0	95.1
Vendor Finance	57.4	64.9	73.9
Total	$220.6	$430.1	$234.0

Asset sales in Transportation Finance primarily reflect aerospace assets.

CONCENTRATIONS

Ten Largest Accounts

Our ten largest financing and leasing asset accounts in the aggregate represented 8.2% of our total financing and leasing assets at March 31, 2012 (the largest account was less than 2.0%). Excluding student loans, the top ten accounts in aggregate represented 9.2% of total owned assets (the largest account totaled 2.2%). The largest accounts represent Transportation Finance (airlines and rail) assets.

The top ten accounts were 8.7% (9.8% excluding student loans) at December 31, 2012.

Geographic Concentrations

The following table represents the financing and leasing assets by obligor geography:

Financing and Leasing Assets by Obligor – Geographic Region (dollars in millions)

	March 31, 2013		December 31, 2012
Northeast	$6,012.3	17.1%	$5,387.7	15.9%
Midwest	5,010.9	14.3%	4,898.3	14.4%
West	3,990.5	11.4%	3,862.7	11.4%
Southwest	3,614.0	10.3%	3,432.7	10.1%
Southeast	3,470.0	9.9%	3,362.2	9.9%
Total U.S.	22,097.7	63.0%	20,943.6	61.7%
Asia / Pacific	3,724.1	10.6%	3,721.6	11.0%
Europe	3,529.5	10.1%	3,372.8	10.0%
Canada	2,218.0	6.3%	2,257.6	6.7%
Latin America	1,906.3	5.4%	2,035.5	6.0%
All other countries	1,582.2	4.6%	1,574.6	4.6%
Total	$35,057.8	100.0%	$33,905.7	100.0%

60   CIT GROUP INC

The following table summarizes both state concentrations greater than 5.0% and international country concentrations in excess of 1.0% of our financing and leasing assets:

Financing and Leasing Assets by Obligor – State and Country (dollars in millions)

	March 31, 2013		December 31, 2012
State
Texas	$2,836.6	8.0%	$2,694.3	7.9%
New York	2,323.7	6.6%	2,111.5	6.2%
California	1,947.9	5.6%	1,941.3	5.7%
All other states	14,989.5	42.8%	14,196.5	41.9%
Total U.S.	$22,097.7	63.0%	$20,943.6	61.7%
Country
Canada	$2,218.0	6.3%	$2,257.6	6.7%
United Kingdom	1,114.2	3.2%	946.5	2.8%
China	1,102.4	3.1%	1,112.1	3.3%
Australia	949.4	2.7%	1,042.7	3.1%
Mexico	924.5	2.6%	940.6	2.8%
Brazil	680.9	1.9%	685.6	2.0%
Spain	451.5	1.3%	459.0	1.3%
Korea	372.4	1.1%	377.2	1.1%
Russia	360.3	1.0%	322.9	1.0%
Italy	340.6	1.0%	340.7	1.0%
All other countries	4,445.9	12.8%	4,477.2	13.2%
Total International	$12,960.1	37.0%	$12,962.1	38.3%

In its normal course of business, CIT extends credit or leases equipment to obligors located in Spain, Italy, Ireland, Greece and Portugal. The total balance of financing and leasing assets to obligors located in these countries was $904 million and $918 million at March 31, 2013 and December 31, 2012, respectively, of which approximately 73% in both periods represented operating lease equipment, primarily in Transportation Finance. CIT does not have sovereign debt exposure to these countries.

Industry Concentrations

The following table represents financing and leasing assets by industry of obligor:

Financing and Leasing Assets by Obligor – Industry (dollars in millions)

	March 31, 2013		December 31, 2012
Commercial airlines (including regional airlines)(1)	$8,827.6	25.2%	$9,039.2	26.7%
Manufacturing(2)	5,419.9	15.5%	5,107.6	15.1%
Student lending(3)	3,594.7	10.3%	3,697.5	10.9%
Retail(4)	3,383.3	9.7%	3,010.7	8.9%
Service industries	3,262.1	9.3%	3,057.1	9.0%
Transportation(5)	2,361.0	6.7%	2,277.9	6.7%
Finance and insurance	1,641.3	4.7%	1,391.8	4.1%
Healthcare	1,442.5	4.1%	1,466.7	4.3%
Energy and utilities	1,092.5	3.1%	992.8	2.9%
Commercial real estate	1,031.3	2.9%	694.5	2.1%
Oil and gas extraction/services	801.0	2.3%	718.7	2.1%
Other (no industry greater than 2%)	2,200.6	6.2%	2,451.2	7.2%
Total	$35,057.8	100.0%	$33,905.7	100.0%

(1)	Includes the Commercial Aerospace Portfolio and additional financing and leasing assets that are not commercial aircraft.

(2)	At March 31, 2013, includes manufacturers of chemicals, including Pharmaceuticals (2.6%), petroleum and coal, including refining (2.1%), food (1.7%), apparel (1.1%), rubber and plastics (1.0%), and Transportation equipment (1.0%).

(3)	See Student Lending section for further information.

(4)	At March 31, 2013, includes retailers of apparel (3.8%) and general merchandise (2.3%).

(5)	Includes rail, bus, over-the-road trucking, business aircraft, and shipping.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   61

Operating Lease Equipment

The following table represents the operating lease equipment by segment:

Operating Lease Equipment by Segment (dollars in millions)

	March 31, 2013	December 31, 2012
Transportation Finance – Aerospace(1)	$7,908.1	$8,112.9
Transportation Finance – Rail and Other	4,107.0	4,060.7
Vendor Finance	214.0	214.2
Corporate Finance	61.5	23.9
Total	$12,290.6	$12,411.7

(1) Aerospace includes commercial, regional and corporate aircraft and equipment.

At March 31, 2013, Transportation Finance had 266 commercial aircraft, and approximately 103,000 railcars and 400 locomotives on operating lease. We also have commitments to purchase aircraft and railcars, as disclosed in Note 11 — Commitments in Item 8 Financial Statements and Supplementary Data.

Commercial Aerospace

The following tables present detail on our commercial and regional aerospace portfolio concentrations, which we call our Commercial Aerospace portfolio. The net investment in regional aerospace financing and leasing assets were $78.5 million at March 31, 2013 and $79.8 million at December 31, 2012 and were substantially comprised of loans and capital leases.

The information presented below, by region, manufacturer, and body type, includes our operating lease aircraft portfolio, which comprises 93% of our total commercial aerospace portfolio and substantially all of our owned fleet of leased aircraft at March 31, 2013.

Commercial Aerospace Portfolio (dollars in millions)

	March 31, 2013		December 31, 2012
	Net Investment	Number	Net Investment	Number
By Product:
Operating lease(1)	$8,084.6	266	$8,238.6	268
Loan(2)	607.4	61	666.7	64
Capital lease	40.4	10	40.5	10
Total	$8,732.4	337	$8,945.8	342

Commercial Aerospace Operating Lease Portfolio (dollars in millions)(1)

	March 31, 2013		December 31, 2012
	Net Investment	Number	Net Investment	Number
By Region:
Asia / Pacific	$2,971.7	82	$3,071.3	83
Europe	2,377.8	87	2,343.2	86
U.S. and Canada	1,032.6	38	1,049.9	38
Latin America	1,011.5	42	1,020.2	42
Africa / Middle East	691.0	17	754.2	19
Total	$8,084.6	266	$8,238.8	268
By Manufacturer:
Airbus	$5,489.1	161	$5,602.6	162
Boeing	2,268.0	93	2,301.0	94
Embraer	321.5	12	324.8	12
Other(3)	6.0	–	10.4	–
Total	$8,084.6	266	$8,238.8	268

62   CIT GROUP INC

Commercial Aerospace Operating Lease Portfolio (dollars in millions)(1) continued

	March 31, 2013		December 31, 2012
	Net Investment	Number	Net Investment	Number
By Body Type(4):
Narrow body	$5,923.6	226	$5,966.6	227
Intermediate	2,117.0	38	2,222.6	39
Wide body	36.4	1	37.5	1
Regional and other(3)	7.6	1	12.1	1
Total	$8,084.6	266	$8,238.8	268
Number of customers		95		97
Weighted average age of fleet (years)		6		5

(1)	Includes operating lease equipment held for sale of $213.9 million at March 31, 2013 and $171.7 million at December 31, 2012.

(2)	Plane count excludes aircraft in which our net investment consists of syndicated financings against multiple aircraft. The net investment associated with such financings was $47.9 million at March 31, 2013 and $50.2 million at December 31, 2012.

(3)	Includes engines.

(4)	Narrow body are single aisle design and consist primarily of Boeing 737 and 757 series, Airbus A320 series, and Embraer E170 and E190 aircraft. Intermediate body are smaller twin aisle design and consist primarily of Boeing 767 series and Airbus A330 series aircraft. Wide body are large twin aisle design, such as Boeing 747 and 777 series aircraft. Regional and Other includes aircraft and related equipment such as engines.

Our top five commercial aerospace outstanding exposures totaled $1,779.9 million and $1,880.8 million at March 31, 2013 and December 31, 2012; all of which were to carriers outside the U.S. The largest individual outstanding exposure totaled $685.5 million at March 31, 2013 and $775.4 million at December 31, 2012. The largest individual outstanding exposure to a U.S. carrier totaled $160.1 million at March 31, 2013 and $163.4 million at December 31, 2012. See Note 11 — Commitments for additional information regarding commitments to purchase additional aircraft.

Student Lending Receivables

Consumer includes our liquidating student loan portfolio. See Note 5 — Long-Term Borrowings for description of related financings.

Student Lending Receivables by Product Type (dollars in millions)

	March 31, 2013	December 31, 2012
Consolidation loans	$3,581.9	$3,676.9
Other U.S. Government guaranteed loans	12.8	19.1
Private (non-guaranteed) loans and other	–	1.5
Total	$3,594.7	$3,697.5
Delinquencies (sixty days or more)	$275.7	$312.5
Top state concentrations (%)	34%	34%
Top state concentrations	California, New York, Texas, Pennsylvania, Florida

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   63

OTHER ASSETS / OTHER LIABILITIES

The following tables present components of other assets and other liabilities.

Other Assets (dollars in millions)

	March 31, 2013	December 31, 2012
Deposits on commercial aerospace equipment	$685.2	$615.3
Deferred debt costs and other deferred charges	164.4	172.2
Executive retirement plan and deferred compensation	104.1	109.7
Accrued interest and dividends	96.1	93.9
Tax receivables, other than income taxes	84.1	81.7
Furniture and fixtures	77.7	75.4
Prepaid expenses	75.9	73.8
Other counterparty receivables	57.4	115.7
Other(1)	256.2	225.8
Total other assets	$1,601.1	$1,563.5

(1)	Other includes investments in and receivables from non-consolidated subsidiaries, deferred federal and state tax assets, servicing assets, and other miscellaneous assets.

Other Liabilities (dollars in millions)

	March 31, 2013	December 31, 2012
Equipment maintenance reserves	$860.9	$850.0
Accrued expenses	350.0	440.3
Security and other deposits	231.5	231.6
Accrued interest payable	199.3	236.9
Valuation adjustment relating to aerospace commitments(1)	184.9	188.1
Current taxes payable and deferred taxes	157.4	185.5
Accounts payable	125.1	129.9
Other(2)	383.5	425.5
Total other liabilities	$2,492.6	$2,687.8

(1)	In conjunction with FSA, a liability was recorded to reflect the current fair value of aircraft purchase commitments outstanding at the time. When the aircraft are purchased, the cost basis of the assets will be reduced by the associated liability.

(2)	Other consist of other taxes, property tax reserves and other miscellaneous liabilities.

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

Our policies and procedures relating to Risk Management are detailed in our Form 10-K for the year ended December 31, 2012.

64   CIT GROUP INC

Interest Rate Risk

At March 31, 2013, over 60% of the Company’s loan, lease, and investment portfolio was fixed rate, with the balance floating rate, while approximately 70% of our interest-bearing liabilities were fixed rate. As a result, our portfolio is in an asset-sensitive position, mostly to moves in LIBOR, as our assets will reprice faster than our liabilities. Therefore, our net interest margin may increase if interest rates rise, or decrease if interest rates decline. The following table summarizes the composition of interest rate sensitive assets and liabilities.

	March 31, 2013		December 31, 2012
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate
Assets	63%	37%	63%	37%
Liabilities	69%	31%	71%	29%

We evaluate and monitor interest rate risk through two primary metrics.

■	Net Interest Income Sensitivity (“NII Sensitivity”), which measures the impact of hypothetical changes in interest rates on net finance revenue; and

■	Economic Value of Equity (“EVE”), which measures the net economic value of equity by assessing the market value of assets, liabilities and derivatives.

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

	March 31, 2013		December 31, 2012
	+100 bps	–100 bps	+100 bps	–100 bps
NII Sensitivity	8.9%	(2.2)%	7.6%	(1.9)%
Economic Value of Equity	1.9%	(1.3)%	1.8%	(1.4)%

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

CIT actively manages and monitors its funding and liquidity sources against key limits and guidelines to satisfy funding and other operating obligations, while also providing protection against unforeseen stress events, for instance unanticipated funding obligations, such as customer line draws, or disruptions to capital markets or other funding sources. CIT has both primary and contingent sources of liquidity. In addition to its unrestricted cash and portfolio cash inflows, liquidity sources include:

■	a $2 billion multi-year committed revolving credit facility, of which $1.9 billion was available at March 31, 2013;

■	committed securitization facilities and secured bank lines aggregating $4.6 billion, of which $1.9 billion was available at March 31, 2013, provided that eligible assets

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   65

are available that can be funded through these facilities; and

■	portfolio assets, which could be sold or syndicated to access liquidity and manage credit exposure.

Cash and short-term investment securities totaled $6.9 billion at March 31, 2013 ($5.5 billion of cash and $1.4 billion of short-term investments), down from $7.6 billion at December 31, 2012. Cash and short-term investment securities at March 31, 2013 consisted of $2.3 billion related to the bank holding company and $2.8 billion at CIT Bank with the remainder comprised of cash at operating subsidiaries and restricted balances.

Our short-term investments include U.S. Treasury bills and Government Agency bonds. These investments are classified as available for sale and have maturities of less than 30 days as of the investment date. We anticipate continued investment of our cash in various types of liquid, high-grade investments.

One measurement of our liquidity is its relation to total assets, which was approximately 20% at March 31, 2013. For this measurement, liquidity includes all cash (including restricted cash) and short-term investments and the unused portion of the Revolving Credit Facility.

As a result of our continued funding and liability management initiatives, we reduced the weighted average coupon rates on outstanding deposits and long-term borrowings to 3.13% at March 31, 2013 from 3.18% and 4.21% at December 31, 2012 and March 31, 2012, respectively. We also continued to make progress towards achieving our targeted funding mix as detailed in the following table:

Target Funding Mix (dollars in millions)

	Target	March 31, 2013	December 31, 2012	March 31, 2012
Deposits	35%–45%	33%	31%	21%
Secured*	25%–35%	30%	32%	32%
Unsecured*	25%–35%	37%	37%	47%

*	As a result of redeeming the remaining Series A Notes during the 2012 first quarter, the Revolving Credit Facility and all of our Series C Notes became unsecured.

Deposits

Deposits totaled $10.7 billion at March 31, 2013, up from $9.7 billion at December 31, 2012 and $6.8 billion at March 31, 2012. The weighted average interest rate on deposits was 1.71% at March 31, 2013, down from 1.75% at December 31, 2012 and 2.45% at March 31, 2012.

The following table details our deposits by type:

Deposits (dollars in millions)

	March 31, 2013	December 31, 2012
Online deposits	$5,507.2	$4,643.4
Brokered CDs / sweeps	4,244.5	4,251.6
Other(1)	950.2	789.5
Total	$10,701.9	$9,684.5

(1)	Other primarily includes a deposit sweep arrangement related to Health Savings Accounts and deposits at our Brazil bank.

Long-term Borrowings – Unsecured

Revolving Credit Facility

The total commitment amount under the Revolving Credit Facility is $2 billion. The amount available to draw upon at March 31, 2013 was approximately $1.9 billion, with the balance of approximately $0.1 billion being utilized for the issuance of letters of credit. The applicable margin for LIBOR loans is 2.50% and the applicable margin for Base Rate loans is 1.50% at March 31, 2013. Further improvement in CIT’s long-term senior unsecured, non-credit enhanced debt ratings to either BB by S&P or Ba2 by Moody’s would result in a reduction in the applicable margin to 2.25% for LIBOR based loans and to 1.25% for Base Rate loans.

The facility is currently guaranteed by eight of the Company’s domestic operating subsidiaries and subject to an asset coverage covenant (based on the book value of eligible assets of the Continuing Guarantors) of 2.0x the sum of: (i) the committed facility size and (ii) all outstanding indebtedness (including, without duplication, guarantees of such indebtedness) for borrowed money (excluding subordinated intercompany indebtedness) of the Continuing Guarantors, tested monthly and upon certain dispositions or encumbrances of eligible assets of the Continuing Guarantors. At March 31, 2013, the asset coverage ratio was 2.23x.

66   CIT GROUP INC

Senior Unsecured Notes and Series C Unsecured Notes

At March 31, 2013, we had $6.5 billion of senior unsecured notes outstanding and $5.25 billion of Series C Unsecured Notes outstanding.

See Note 5 — Long-term Borrowings for further detail.

InterNotes Retail Note Program

The outstanding balance of senior unsecured notes issued under CIT’s pre-reorganization InterNotes retail note program (“InterNotes”) at March 31, 2013 was approximately $20 million, which is net of an $8 million FSA discount. During the 2013 first quarter, we redeemed at par approximately $41 million in principal amount of InterNotes that resulted in the acceleration of $18 million of FSA interest expense. In addition, on March 18, 2013, we provided notice to the trustee that we will redeem the remaining outstanding InterNotes on May 15, 2013, which will increase second quarter interest expense by approximately $8 million. The weighted average coupon on the $61 million of InterNotes is approximately 6.1%.

Long-term Borrowings – Secured

Our secured financing transactions do not meet accounting requirements for sale treatment and are recorded as secured borrowings, with the assets remaining on-balance sheet for GAAP. The debt associated with these transactions is collateralized by receivables, leases and/or equipment. Certain related cash balances are restricted.

CIT Bank is a member of the Federal Home Loan Bank (“FHLB”) of Seattle and may borrow under lines of credit with FHLB Seattle that are secured by a blanket lien on CIT Bank’s assets and collateral pledged to FHLB Seattle. At March 31, 2013, no collateral was pledged and no advances were outstanding with FHLB Seattle. A subsidiary of CIT Bank is a member of FHLB Des Moines and may borrow under lines of credit with FHLB Des Moines that are secured by a blanket lien on the subsidiary’s assets and collateral pledged to FHLB Des Moines. At March 31, 2013, $33 million of collateral was pledged and $32 million of advances were outstanding with FHLB Des Moines.

Secured borrowings, which included securitizations, totaled $9.8 billion at March 31, 2013, and $10.1 billion at December 31, 2012.

In March 2013, CIT closed a CAD250 million committed multi-year conduit facility that allows the Canadian Vendor Finance business to fund both existing assets and new originations at attractive terms.

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

At March 31, 2013, a total of $3,436.4 million of financing and leasing assets secured debt totaling $2,205.6 million issued to investors under the GSI Facilities. After adjustment to the amount of actual qualifying borrowing base under terms of the GSI Facilities, this secured debt provided for usage of $1,957.5 million of the maximum notional amount of the GSI Facilities at March 31, 2013. The remaining $167.5 million of the maximum notional amount represents the unused portion of the GSI Facilities and constitutes the notional amount of derivative financial instruments. Unsecured counterparty receivable of $631 million, net of FSA, is owed to CIT from GSI for debt discount, return of collateral posted to GSI and settlements resulting from market value changes to asset-backed securities underlying the structures at March 31, 2013.

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

See Note 6 — Derivative Financial Instruments for further information.

Debt Ratings

Our debt ratings at March 31, 2013 as rated by Standard & Poor’s Ratings Services (“S&P”), Moody’s Investors Service (“Moody’s”) and Dominion Bond Rating Service (“DBRS”) are presented in the following table.

Debt Ratings as of March 31, 2013

	S&P	Moody’s	DBRS
Issuer / Counterparty Credit Rating	BB–	Ba3	BB
Revolving Credit Facility Rating	BB–	Ba3	BBB (Low)
Series C Notes / Senior Unsecured Debt Rating	BB–	Ba3	BB
Outlook	Positive	Stable	Positive

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   67

Changes since December 31, 2012, which are included in the table were: (1) On January 8, 2013, Moody’s upgraded our issuer / counterparty credit and Series C/senior unsecured debt rating by one notch to Ba3/Stable from B1/Stable and (2) On February 12, 2013 S&P changed our debt ratings outlook to positive from stable.

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

Tax Implications of Cash in Foreign Subsidiaries

Cash and short term investments held by foreign subsidiaries, including cash available to the BHC and restricted cash, at March 31, 2013 and December 31, 2012 totaled $1.8 billion and $1.6 billion, respectively.

With respect to the Company’s investments in foreign subsidiaries, Management has historically asserted the intent to indefinitely reinvest the unremitted earnings of its foreign subsidiaries with very limited exceptions.

In the quarter ended December 31, 2011, Management decided to no longer assert its intent to indefinitely reinvest its foreign earnings, except for foreign subsidiaries in select jurisdictions. This decision was driven by events during the course of the year that culminated in Management’s conclusion during the quarter that it may need to repatriate foreign earnings to address certain long-term investment and funding strategies. Some of the significant events that impacted Management’s decision included the re-evaluation of the debt and capital structures of its subsidiaries, and the need to reduce its high cost debt in the U.S. In addition, certain restrictions on the Company’s first and second lien debt were removed during the fourth quarter of 2011 upon the repayment of the remaining 2014 Series A debt. The removal of these restrictions allowed the Company to transfer and repatriate cash to repay its high cost debt in the U.S. and recapitalize certain foreign subsidiaries. All these events contributed to Management’s decision to no longer assert indefinite reinvestment of its foreign earnings, except for foreign subsidiaries in select jurisdictions. As of March 31, 2013, Management continues to maintain the position with regard to its assertion.

Contractual Payments and Commitments

The following tables summarize significant contractual payments and contractual commitment expirations at March 31, 2013. Certain amounts in the payments table are not the same as the respective balance sheet totals, because this table is based on contractual amounts and excludes FSA discounts, in order to better reflect projected contractual payments. Likewise, actual cash flows will vary materially from those depicted in the payments table as further explained in the table footnotes.

Payments for the Twelve Months Ended March 31(1) (dollars in millions)

	Total	2014	2015	2016	2017	2018+
Secured borrowings(2)	$10,092.3	$1,387.6	$1,418.7	$1,032.2	$894.6	$5,359.2
Senior unsecured	11,822.8	21.2	2,800.2	–	–	9,001.4
Total Long-term borrowings	21,915.1	1,408.8	4,218.9	1,032.2	894.6	14,360.6
Deposits	10,700.0	5,816.5	1,838.5	815.1	614.1	1,615.8
Credit balances of factoring clients	1,237.7	1,237.7	–	–	–	–
Lease rental expense	206.8	61.2	27.6	25.2	22.4	70.4
Total contractual payments	$34,059.6	$8,524.2	$6,085.0	$1,872.5	$1,531.1	$16,046.8

(1)	Projected payments of debt interest expense and obligations relating to postretirement programs are excluded.

(2)	Includes non-recourse secured borrowings, which are generally repaid in conjunction with the pledged receivable maturities.

68   CIT GROUP INC

Commitment Expiration by Twelve Month Periods Ended March 31 (dollars in millions)

	Total	2014	2015	2016	2017	2018+
Financing commitments(1)	$3,803.8	$727.5	$190.1	$583.6	$1,296.1	$1,006.5
Aerospace manufacturer purchase commitments(2)	9,067.7	622.5	1,197.8	1,753.7	1,307.7	4,186.0
Rail and other manufacturer purchase commitments	1,020.6	528.5	435.8	56.3	–	–
Commercial loan portfolio purchase commitment	62.7	62.7	–	–	–	–
Letters of credit	333.0	86.9	17.8	28.9	145.0	54.4
Deferred purchase credit protection agreements	1,694.0	1,694.0	–	–	–	–
Guarantees, acceptances and other recourse obligations	15.4	9.8	4.1	1.4	0.1	–
Liabilities for unrecognized tax obligations(3)	317.6	5.0	312.6	–	–	–
Total contractual commitments	$16,314.8	$3,736.9	$2,158.2	$2,423.9	$2,748.9	$5,246.9

(1)	Financing commitments do not include certain unused, cancelable lines of credit to customers in connection with third-party vendor programs, which can be reduced or cancelled by CIT at any time without notice.

(2)	Aerospace commitments are net of amounts on deposit with manufacturers.

(3)	The balance cannot be estimated past 2015; therefore the remaining balance is reflected in 2015.

Financing commitments increased from $3.3 billion at December 31, 2012 to $3.8 billion at March 31, 2013. Included in the above are commitments that have been extended to and accepted by customers or agents, but on which the criteria for funding have not been completed of $546 million at March 31, 2013 and $325 million at December 31, 2012. At March 31, 2013, substantially all financing commitments were senior facilities, with approximately 71% secured by equipment or other assets and the remainder comprised of cash flow or enterprise value facilities. Most of our undrawn and available financing commitments are in Corporate Finance. The top ten undrawn commitments totaled $358 million at March 31, 2013.

The table above includes approximately $0.8 billion of commitments at March 31, 2013 and $0.6 billion at December 31, 2012 that were not available for draw due to requirements for collateral availability or covenant conditions.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   69

CAPITAL

The Company is subject to various regulatory capital requirements set by the Federal Reserve Board. CIT committed to its regulators to maintain a 13% Total Capital Ratio at the BHC. CIT’s capital ratios have been consistently strong. Capital ratio trends and capital levels reflect growth in underlying assets as well as the FSA impact of accelerated refinancing and repayment of high cost debt.

Tier 1 Capital and Total Capital Components (dollars in millions)

Tier 1 Capital	March 31, 2013	December 31, 2012
Total stockholders’ equity	$8,494.4	$8,334.8
Effect of certain items in accumulated other comprehensive loss excluded from Tier 1 Capital	41.7	41.1
Adjusted total equity	8,536.1	8,375.9
Less: Goodwill	(345.9)	(345.9)
Disallowed intangible assets	(27.7)	(32.7)
Investment in certain subsidiaries	(33.5)	(34.4)
Other Tier 1 components(1)	(64.7)	(68.0)
Tier 1 Capital	8,064.3	7,894.9
Tier 2 Capital
Qualifying reserve for credit losses and other reserves(2)	411.0	402.6
Less: Investment in certain subsidiaries	(33.5)	(34.4)
Other Tier 2 components(3)	0.5	0.5
Total qualifying capital	$8,442.3	$8,263.6
Risk-weighted assets	$49,313.4	$48,580.1
BHC Ratios
Tier 1 Capital Ratio	16.4%	16.3%
Total Capital Ratio	17.1%	17.0%
Tier 1 Leverage Ratio	18.4%	18.3%
CIT Bank Ratios
Tier 1 Capital Ratio	20.0%	21.5%
Total Capital Ratio	21.3%	22.7%
Tier 1 Leverage Ratio	19.4%	20.2%

(1)	Includes the portion of net deferred tax assets that does not qualify for inclusion in Tier 1 capital based on the capital guidelines, the Tier 1 capital charge for nonfinancial equity investments and the Tier 1 capital deduction for net unrealized losses on available-for-sale marketable securities (net of tax).

(2)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit, and deferred purchase agreements, all of which are recorded in Other Liabilities.

(3)	Banking organizations are permitted to include in Tier 2 Capital up to 45% of net unrealized pre-tax gains on available for sale equity securities with readily determinable fair values.

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

70   CIT GROUP INC

The reconciliation of balance sheet assets to risk-weighted assets is presented below:

Risk-Weighted Assets (dollars in millions)

	March 31, 2013	December 31, 2012
Balance sheet assets	$44,563.4	$44,012.0
Risk weighting adjustments to balance sheet assets	(9,433.1)	(9,960.4)
Off balance sheet items(1)	14,183.1	14,528.5
Risk-weighted assets	$49,313.4	$48,580.1

(1)	Primarily reflects commitments to purchase aircraft, unused lines of credit, letters of credit and deferred purchase agreements. For 2012, also includes commitment for a portfolio of commercial loans purchased in 2013.

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

On August 12, 2009, CIT entered into a Written Agreement with the Federal Reserve Bank of New York (the “FRBNY”). Among other requirements, the Written Agreement requires regular reporting to the FRBNY and prior written approval by the FRBNY for payment of dividends and distributions and the purchase or redemption of stock. CIT has provided the FRB with its 2013 capital plan, in which it requested permission for a modest return of capital during 2013.

Basel III

In December 2010, the Basel Committee on Banking Supervision released its final framework for strengthening international capital and liquidity regulation (“Basel III”). Basel III requirements include higher minimum capital ratios, increased limitations on qualifying capital, minimum liquidity requirements and a more constrained leverage ratio requirement. Based on the Notices of Proposed Rulemaking (“ NPRs”) addressing Basel III, CIT expects to be subject to the Basel III and Standardized Approach NPRs. CIT currently meets the regulatory requirements under Basel III. CIT is not subject to, or expected to be subject to, the Advanced Approaches NPR or the Market Risk rules.

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

See the “Regulation” section of Item 1 Business Overview in our 2012 Form 10-K for further detail regarding regulatory matters.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   71

CIT BANK

CIT Bank is a state-chartered commercial bank headquartered in Salt Lake City, Utah and is our principal bank subsidiary. CIT Bank originates and funds lending and leasing activity in the U.S. for CIT’s commercial business segments. The Bank continued to grow its commercial loans and leasing assets as it funded essentially all of the U.S. new business volume, while deposits grew in support of the increased business during the 2013 first quarter.

Total assets were $13.3 billion at March 31, 2013, up $1.1 billion from December 31, 2012 and $3.7 billion from a year ago, comprised mainly of commercial loans and leasing assets and cash. Cash was $2.8 billion at March 31, 2013, down from $3.4 billion at December 31, 2012, as the decline reflected amounts used for the previously announced purchase of a commercial loan portfolio, and up slightly from $2.6 billion at March 31, 2012.

Commercial loans totaled $9.6 billion at March 31, 2013, up from $8.0 billion at December 31, 2012 and $5.0 billion at March 31, 2012. Commercial loans expanded during the quarter, reflecting the purchase of an approximately $700 million portfolio and new loan origination volume. The Bank funded $1.5 billion of new business volume, which represented essentially all of the new U.S. volumes for Corporate Finance, Transportation Finance and Vendor Finance. Funded volumes were up 30% from the year-ago quarter and down 25% sequentially. The increase from last year reflected higher volumes in each of the three segments, including financing in newer initiatives such as maritime finance and real estate lending. The sequential decrease reflected softer volumes in each of the segments, including some volume acceleration in the prior quarter in Corporate Finance. Committed volumes reflected similar trends. Operating lease equipment of $0.8 billion, comprised primarily of railcars, increased from $0.7 billion at December 31, 2012 and less than $100 million at March 31, 2012.

CIT Bank’s capital and leverage ratios are noted below and remain well above required levels.

CIT Bank deposits at March 31, 2013 were $10.6 billion, up from $9.6 billion at December 31, 2012 and $6.7 billion at March 31, 2012. The weighted average rate on outstanding deposits was 1.65% at quarter-end, essentially unchanged from December 31, 2012 and down from 2.30% at March 31, 2012. Deposits originated through our online bank surpassed $5.5 billion and represent more than half of total deposits. CIT Bank began offering on-line Individual Retirement Accounts (“IRAs”) in March 2013 to supplement its growing suite of product offerings.

The following presents condensed financial information for CIT Bank.

Condensed Balance Sheets (dollars in millions)

	March 31, 2013	December 31, 2012
ASSETS:
Cash and deposits with banks	$2,795.6	$3,351.3
Investment securities	126.3	123.3
Assets held for sale	8.2	32.9
Commercial loans	9,583.6	8,036.9
Allowance for loan losses	(151.7)	(133.7)
Operating lease equipment, net	788.4	650.0
Other assets	154.4	164.6
Total Assets	$13,304.8	$12,225.3
LIABILITIES AND EQUITY:
Deposits	$10,627.5	$9,615.8
Long-term borrowings	47.2	49.6
Other liabilities	153.3	122.7
Total Liabilities	10,828.0	9,788.1
Total Equity	2,476.8	2,437.2
Total Liabilities and Equity	$13,304.8	$12,225.3
Capital Ratios:
Tier 1 Capital Ratio	20.0%	21.5%
Total Capital Ratio	21.3%	22.7%
Tier 1 Leverage ratio	19.4%	20.2%

72   CIT GROUP INC

Condensed Balance Sheets (dollars in millions) continued

	March 31, 2013	December 31, 2012
Financing and Leasing Assets by Segment:
Corporate Finance	$6,563.6	$5,314.4
Transportation Finance	2,023.2	1,807.8
Vendor Finance	1,726.2	1,539.5
Trade Finance	67.2	58.1
Total	$10,380.2	$8,719.8

Condensed Statements of Operations (dollars in millions)

	Quarters Ended
	March 31, 2013	December 31, 2012	March 31, 2012
Interest income	$121.9	$108.7	$83.6
Interest expense	(40.7)	(82.9)	(37.5)
Net interest revenue	81.2	25.8	46.1
Provision for credit losses	(20.8)	(47.8)	(12.9)
Net interest revenue, after credit provision	60.4	(22.0)	33.2
Rental income on operating leases	25.5	17.8	2.9
Other income	27.9	48.5	24.3
Total net revenue, net of interest expense and credit provision	113.8	44.3	60.4
Operating expenses	(66.2)	(50.7)	(30.0)
Depreciation on operating lease equipment	(10.8)	(7.7)	(2.4)
Income (loss) before provision for income taxes	36.8	(14.1)	28.0
Provision for income taxes	(14.6)	(4.8)	(9.6)
Net income (loss)	$22.2	$(18.9)	$18.4
New business volume – funded	$1,513.2	$2,023.5	$1,160.3

The Bank’s results improved from the prior-year quarter as higher assets increased NFR, which was partially offset by an increase in provision for credit losses due to loan growth. Along with continued asset growth, the sequential improvement reflects a $40 million pre-tax acceleration of FSA discount that increased the Bank’s fourth quarter interest expense and the provision for credit losses in the prior quarter included an increase of $34 million as a change in estimate. Net charge-offs as a percentage of average finance receivables were 0.13%, 0.04% and 0.05%, for the current quarter, prior-year quarter and last quarter, respectively.

Other income was up modestly from the prior-year quarter and down from last quarter, which included gains on student loans sold. Operating expenses increased from the prior-year quarter due to higher employee costs reflecting the transfer of employees in 2012 from the bank holding company into the bank. Both sequential and year-over-year results include higher expenses related to growth.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   73

Net Finance Revenue (dollars in millions)

	Quarters Ended
	March 31, 2013	December 31, 2012	March 31, 2012
Interest income	$121.9	$108.7	$83.6
Rental income on operating leases	25.5	17.8	2.9
Finance revenue	147.4	126.5	86.5
Interest expense	(40.7)	(82.9)	(37.5)
Depreciation on operating lease equipment	(10.8)	(7.7)	(2.4)
Net finance revenue	$95.9	$35.9	$46.6
Average Earning Assets (“AEA”)	$9,467.5	$8,134.0	$6,554.2
As a % of AEA:
Finance revenue	6.23%	6.22%	5.28%
Interest expense and depreciation	(2.18)%	(4.45)%	(2.44)%
Net finance revenue	4.05%	1.77%	2.84%

Net finance revenue is a non-GAAP measure.

As detailed in the above table, net finance revenue (“NFR”) increased primarily on commercial asset growth. Average earning assets increased, as an increase in commercial assets offset the decline in consumer assets (student loans), the remaining of which were sold in 2012. Partially offsetting the increased revenues from higher earning assets was lower net FSA accretion, which increased NFR by $2 million during the current quarter, compared to an increase of $11 million in the 2012 first quarter and a decrease of $36 million last quarter. The prior quarter decrease was driven by accelerated FSA discount of $40 million on debt extinguishments. During the first quarter of 2013 the Bank grew its operating lease portfolio by nearly $140 million. Net operating lease revenue was $15 million for the current quarter, reflecting a margin of 8.2% of average operating leases in 2013, compared to net operating lease revenue of $1 million and $10 million in the prior-year and prior quarters, respectively.

NFR as a percentage of average earning assets (“Net Finance Margin” or “NFM”) increased from both the 2012 first and fourth quarters. Excluding debt redemptions, NFM increased from the prior-year and prior quarters as the revenue earned from higher yielding commercial assets offset the lower yielding consumer assets, principally student loans, which were sold or ran-off in 2012 and a decrease in FSA accretion.

Adjusted Net Finance Revenue as a % of AEA (dollars in millions)

	Quarters Ended
	March 31, 2013		December 31, 2012		March 31, 2012
Net finance revenue	$95.9	4.05%	$35.9	1.77%	$46.6	2.84%
Accelerated FSA net discount/(premium) on debt extinguishments and repurchases	–	–	39.8	1.96%	(11.1)	(0.67)%
Adjusted net finance revenue	$95.9	4.05%	$75.7	3.73%	$35.5	2.17%

Net finance revenue is a non-GAAP measure.

The following table presents the Bank’s pre-tax income and adjusted pre-tax income:

Impacts of Debt Redemptions on Pre-tax Income (Loss) (dollars in millions)

	Quarters Ended
	March 31, 2013	December 31, 2012	March 31, 2012
Pre-tax Income	$36.8	$(14.1)	$28.0
Accelerated FSA net discount/(premium) on debt extinguishments and repurchases	–	39.8	(11.1)
Pre-tax income (loss) – excluding debt redemptions	$36.8	$25.7	$16.9

Pre-tax income – excluding debt redemptions is a non-GAAP measure.

74   CIT GROUP INC

SELECT DATA AND AVERAGE BALANCES

Select Data (dollars in millions)

	At or for the Quarters Ended
	March 31, 2013	December 31, 2012	March 31, 2012
Select Statement of Operations Data
Net interest revenue	$63.9	$(9.6)	$(654.3)
Provision for credit losses	(19.5)	(0.1)	(42.6)
Total non-interest income	515.0	623.7	695.9
Total other expenses	(378.6)	(362.2)	(384.8)
Net income (loss)	162.6	206.8	(427.0)
Per Common Share Data
Diluted income (loss) per common share	$0.81	$1.03	$(2.13)
Book value per common share	$42.21	$41.49	$42.17
Tangible book value per common share	$40.35	$39.61	$40.19
Performance Ratios
Return on average common stockholders’ equity	7.7%	10.0%	(19.5)%
Net finance revenue as a percentage of average earning assets	4.43%	3.86%	(4.25)%
Return on average total assets	1.47%	1.90%	(3.80)%
Total ending equity to total ending assets	19.1%	18.9%	19.2%
Balance Sheet Data
Loans including receivables pledged	$22,120.4	$20,847.6	$20,511.5
Allowance for loan losses	(386.0)	(379.3)	(420.0)
Operating lease equipment, net	12,290.6	12,411.7	11,918.9
Goodwill and intangible assets, net	373.6	377.8	395.9
Total cash and short-term investments	6,941.3	7,571.6	7,337.2
Total assets	44,563.4	44,012.0	44,181.6
Deposits	10,701.9	9,684.5	6,814.7
Total long-term borrowings	21,577.0	21,961.8	25,120.6
Total common stockholders’ equity	8,494.4	8,334.8	8,467.6
Credit Quality
Non-accrual loans as a percentage of finance receivables	1.33%	1.59%	2.35%
Net charge-offs as a percentage of average finance receivables	0.18%	0.34%	0.44%
Allowance for loan losses as a percentage of finance receivables	1.74%	1.82%	2.05%
Financial Ratios
Tier 1 Capital Ratio	16.4%	16.3%	17.6%
Total Capital Ratio	17.1%	17.0%	18.5%

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   75

Quarterly Average Balances(1) and Associated Income (dollars in millions)

	March 31, 2013			December 31, 2012			March 31, 2012
	Average Balance	Revenue / Expense	Average Rate (%)	Average Balance	Revenue / Expense	Average Rate (%)	Average Balance	Revenue / Expense	Average Rate (%)
Interest bearing deposits	$5,773.7	$3.5	0.24%	$6,250.3	$6.0	0.38%	$6,293.5	$4.8	0.31%
Investments	1,536.2	2.9	0.76%	1,063.0	2.5	0.94%	1,715.4	3.0	0.70%
Loans (including held for sale)(2)(3)
U.S.	17,435.4	254.5	6.27%	16,989.9	250.4	6.37%	17,826.2	321.6	7.71%
Non-U.S.	4,182.5	94.9	9.08%	4,108.7	98.1	9.55%	4,017.2	96.9	9.65%
Total loans(2)	21,617.9	349.4	6.84%	21,098.6	348.5	7.03%	21,843.4	418.5	8.09%
Total interest earning assets / interest income(2)(3)	28,927.8	355.8	5.13%	28,411.9	357.0	5.26%	29,852.3	426.3	5.94%
Operating lease equipment, net (including held for sale)(4)
U.S.(4)	6,391.2	147.4	9.23%	6,256.6	161.2	10.31%	5,886.1	139.1	9.45%
Non-U.S.(4)	6,343.4	154.2	9.72%	6,362.8	160.5	10.09%	6,334.2	163.9	10.35%
Total operating lease equipment, net(4)	12,734.6	301.6	9.47%	12,619.4	321.7	10.20%	12,220.3	303.0	9.92%
Total earning assets(2)	41,662.4	$657.4	6.50%	41,031.3	$678.7	6.83%	42,072.6	$729.3	7.13%
Non-interest earning assets
Cash due from banks	408.8			429.6			404.6
Allowance for loan losses	(378.1)			(392.4)			(410.6)
All other non-interest earning assets	2,597.7			2,573.9			2,847.8
Total Average Assets	$44,290.8			$43,642.4			$44,914.4
Borrowings
Deposits	$10,199.7	$42.3	1.66%	$9,270.1	$42.5	1.83%	$6,552.5	$36.3	2.22%
Long-term borrowings(5)	21,794.9	249.6	4.58%	22,193.1	324.1	5.84%	25,739.2	1,044.3	16.23%
Total interest-bearing liabilities	31,994.6	$291.9	3.65%	31,463.2	$366.6	4.66%	32,291.7	$1,080.6	13.39%
Credit balances of factoring clients	1,187.3			1,261.9			1,143.4
Other non-interest bearing liabilities	2,679.8			2,678.6			2,694.9
Noncontrolling interests	6.7			5.5			3.7
Stockholders’ equity	8,422.4			8,233.2			8,780.7
Total Average Liabilities and Stockholders’ Equity	$44,290.8			$43,642.4			$44,914.4
Net revenue spread			2.85%			2.17%			(6.26)%
Impact of non-interest bearing sources			0.76%			0.97%			2.83%
Net revenue/yield on earning assets(2)		$365.5	3.61%		$312.1	3.14%		($351.3)	(3.43)%

(1)	The average balances presented are derived based on month end balances during the year. Tax exempt income was not significant in any of the years presented. Average rates are impacted by FSA accretion and amortization.

(2)	The rate presented is calculated net of average credit balances for factoring clients.

(3)	Non-accrual loans and related income are included in the respective categories.

(4)	Operating lease rental income is a significant source of revenue; therefore, we have presented the rental revenues net of depreciation.

(5)	Interest and average rates include FSA accretion, including amounts accelerated due to redemptions or extinguishments, and accelerated original issue discount on debt extinguishment related to the GSI facility.

76   CIT GROUP INC

The average long-term borrowings balances presented below were derived based on daily balances and the average rates are based on a 30 days per month day count convention. The average rates include FSA accretion, including amounts accelerated due to redemptions or extinguishments and prepayment costs.

Average Daily Long-term Borrowings Balances and Rates (dollars in millions)

	Quarters Ended
	March 31, 2013			December 31, 2012			March 31, 2012
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Revolving Credit Facility(1)	$–	$3.9	–	$113.6	$3.9	13.66%	$210.8	$4.2	7.89%
Senior Unsecured Notes(2)	11,817.0	173.0	5.86%	11,834.0	164.0	5.54%	12,278.0	251.1	8.18%
Secured borrowings(2)	9,919.0	72.7	2.93%	10,284.8	156.2	6.07%	10,347.8	105.2	4.07%
Series A Notes	–	–	–	–	–	–	3,424.8	683.8	79.86%
Long-term Borrowings	$21,736.0	$249.6	4.59%	$22,232.4	$324.1	5.83%	$26,261.4	$1,044.3	15.91%

(1)	Interest expense and average rate includes Facility commitment fees and amortization of Facility deal costs.

(2)	Interest expense includes accelerated FSA accretion (amortization) and accelerated original issue discount on debt extinguishment related to the GSI facility, as presented in the following table.

	Quarters Ended
	March 31, 2013	December 31, 2012	March 31, 2012
Senior Unsecured Notes	$17.8	$13.7	$–
Secured borrowings	–	68.9	–
Series A Notes	–	–	596.9
Total	$17.8	$82.6	$596.9

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect reported amounts of assets and liabilities, reported amounts of income and expense during the reporting period and the disclosure of contingent assets and liabilities at the date of the financial statements. We consider accounting estimates relating to the following to be critical in applying our accounting policies:

■	Allowance for Loan Losses

■	Loan impairment

■	Fair Value Determination

■	Lease Residual Values

■	Liabilities for Uncertain Tax Positions

■	Realizability of Deferred Tax Assets

■	Goodwill Assets

There have been no significant changes to the methodologies and processes used in developing estimates relating to these items from those described in our 2012 Annual Report on Form 10-K.

INTERNAL CONTROLS

The Internal Controls Working Group (“ICWG”), which reports to the Disclosure Committee, is responsible for monitoring and improving internal controls over financial reporting. The ICWG is chaired by the Controller and is comprised of senior executives in Finance and the Chief Auditor. See Item 4. Controls and Procedures for more information.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   77

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

Total Net Revenues(1) and Net Operating Lease Revenues(2) (dollars in millions)

	Quarters Ended
	March 31, 2013	December 31, 2012	March 31, 2012
Total Net Revenue(1)
Interest income	$355.8	$357.0	$426.3
Rental income on operating leases	444.9	452.0	440.6
Finance revenue	800.7	809.0	866.9
Interest expense	(291.9)	(366.6)	(1,080.6)
Depreciation on operating lease equipment	(143.3)	(130.3)	(137.6)
Net finance revenue (NFR)	365.5	312.1	(351.3)
Other income	70.1	171.7	255.3
Total net revenues	$435.6	$483.8	$(96.0)
Net Operating Lease Revenue(2)
Rental income on operating leases	$444.9	$452.0	$440.6
Depreciation on operating lease equipment	(143.3)	(130.3)	(137.6)
Net operating lease revenue	$301.6	$321.7	$303.0

Adjusted NFR ($) and Net Finance Margin (NFM) (%) (dollars in millions)

	Quarters Ended
	March 31, 2013		December 31, 2012		March 31, 2012
NFR / NFM	$365.5	4.43%	$312.1	3.86%	$(351.3)	(4.25)%
Accelerated FSA net discount/(premium) on debt extinguishments and repurchases	17.8	0.21%	135.2	1.67%	596.9	7.22%
Accelerated OID on debt extinguishments related to the GSI facility	–	–	(52.6)	(0.65)%	–	–
Adjusted NFR / NFM	$383.3	4.64%	$394.7	4.88%	$245.6	2.97%

78   CIT GROUP INC

Impacts of FSA Accretion and Debt Redemption Charges on Pre-tax Income (Loss) (dollars in millions)

	Quarters Ended
	March 31, 2013	December 31, 2012	March 31, 2012
Pre-tax income (loss) – reported	$180.8	$251.8	$(385.8)
Accelerated FSA net discount/(premium) on debt extinguishments and repurchases	17.8	135.2	596.9
Accelerated original issue discount on debt extinguishments related to the GSI facility	–	(52.6)	–
Debt related – loss on debt extinguishments	–	–	22.9
Pre-tax income – excluding debt refinancing costs	$198.6	$334.4	$234.0

Earning Assets(3) (dollars in millions)

	March 31, 2013	December 31, 2012	March 31, 2012
Loans	$22,120.4	$20,847.6	$20,511.5
Operating lease equipment, net	12,290.6	12,411.7	11,918.9
Assets held for sale	646.8	646.4	1,701.9
Credit balances of factoring clients	(1,237.7)	(1,256.5)	(1,109.8)
Total earning assets	$33,820.1	$32,649.2	$33,022.5
Commercial segments earning assets	$30,219.4	$28,950.3	$28,453.4

Tangible Book Value (dollars in millions)

	March 31, 2013	December 31, 2012	March 31, 2012
Total common stockholders’ equity	$8,494.4	$8,334.8	$8,467.6
Less: Goodwill	(345.9)	(345.9)	(345.9)
Intangible assets	(27.7)	(31.9)	(50.0)
Tangible book value	$8,120.8	$7,957.0	$8,071.7

(1)	Total net revenues are the combination of net finance revenue and other income and is an aggregation of all sources of revenue for the Company. Total net revenues is used by management to monitor business performance. Given our asset composition includes a high level of operating lease equipment (38% of average earning assets), NFM is a more appropriate metric than net interest margin (“NIM”) (a common metric used by other bank holding companies), as NIM does not fully reflect the earnings of our portfolio because it includes the impact of debt costs of all our assets but excludes the net revenue (rental revenue less depreciation) from operating leases.

(2)	Total net operating lease revenue is the combination of rental income on operating leases less depreciation on operating lease equipment. Total net operating lease revenues is used by management to monitor portfolio performance.

(3)	Earning assets are utilized in certain revenue and earnings ratios. Earning assets are net of credit balances of factoring clients. This net amount represents the amounts we fund.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   79

FORWARD-LOOKING STATEMENTS

Certain statements contained in this document are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All statements contained herein that are not clearly historical in nature are forward-looking and the words “anticipate,” “believe,” “could,” “expect,” “estimate,” “forecast,” “intend,” “plan,” “potential,” “project,” “target” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to known and unknown risks, uncertainties and contingencies. Forward-looking statements are included, for example, in the discussions about:

■	our liquidity risk and capital management, including our capital plan, leverage, capital ratios, and credit ratings, our liquidity plan, and our plans and the potential transactions designed to enhance our liquidity and capital, and for a potential return of capital,

■	our plans to change our funding mix and to access new sources of funding to broaden our use of deposit taking capabilities,

■	our credit risk management and credit quality,

■	our asset/liability risk management,

■	accretion and amortization of FSA adjustments,

■	our funding, borrowing costs and net finance revenue,

■	our operational risks, including success of systems enhancements and expansion of risk management and control functions,

■	our mix of portfolio asset classes, including growth initiatives, acquisitions and divestitures, new products, new business and customer retention,

■	legal risks,

■	our growth rates,

■	our commitments to extend credit or purchase equipment, and

■	how we may be affected by legal proceedings.

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

80   CIT GROUP INC

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2013. Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.

(b) Changes In Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 4.  Controls and Procedures  81

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

ITEM 1A.  Risk Factors

For a discussion of certain risk factors affecting CIT, see Part I, Item 1A: Risk Factors, of CIT’s 2012 Annual Report on Form 10-K, and Forward-Looking Statements of this Form 10-Q.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

No purchases of CIT equity securities were made during the 2013 first quarter and there were no such equity securities that may yet be purchased under any repurchase plans or programs.

ITEM 4.  Mine Safety Disclosure

Not applicable.

82   CIT GROUP INC

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

Item 6:  Exhibits  83

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

84   CIT GROUP INC

4.16
Third Supplemental Indenture, dated as of February 7, 2012, between CIT Group Inc., the Guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee (including the Form of Notes) (incorporated by reference to Exhibit 4.4 of Form 8-K dated February 13, 2012).

4.17
Registration Rights Agreement, dated as of February 7, 2012, among CIT Group Inc., the Guarantors named therein, and JP Morgan Securities LLC, as representative for the initial purchasers named therein (incorporated by reference to Exhibit 10.1 of Form 8-K dated February 13, 2012).

4.18
Revolving Credit and Guaranty Agreement, dated as of August 25, 2011 among CIT Group Inc., certain subsidiaries of CIT Group Inc., the lenders party thereto from time to time and Bank of America, N.A., as Administrative Agent, Collateral Agent, and L/C Issuer (incorporated by reference to Exhibit 4.1 to Form 8-K filed August 26, 2011).

4.19
Indenture, dated as of March 15, 2012, among CIT Group Inc., Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, security registrar and authenticating agent (incorporated by reference to Exhibit 4.1 of Form 8-K filed March 16, 2012).

4.20
First Supplemental Indenture, dated as of March 15, 2012, among CIT Group Inc., Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, security registrar and authenticating agent (including the Form of 5.25% Senior Unsecured Note due 2018) (incorporated by reference to Exhibit 4.2 of Form 8-K filed March 16, 2012).

4.21
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

4.22
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

10.3*	Amended and Restated CIT Group Inc. Long-Term Incentive Plan (as amended and restated effective December 10, 2009) (incorporated by reference to Exhibit 4.1 to Form S-8 filed January 11, 2010).

10.4*	CIT Group Inc. Supplemental Retirement Plan (As Amended and Restated Effective as of January 1, 2008) (incorporated by reference to Exhibit 10.27 to Form 10-Q filed May 12, 2008).

10.5*	CIT Group Inc. Supplemental Savings Plan (As Amended and Restated Effective as of January 1, 2008) (incorporated by reference to Exhibit 10.28 to Form 10-Q filed May 12, 2008).

10.6*	New Executive Retirement Plan of CIT Group Inc. (As Amended and Restated as of January 1, 2008) (incorporated by reference to Exhibit 10.29 to Form 10-Q filed May 12, 2008).

10.7*	Letter Agreement, effective February 8, 2010, between CIT Group Inc. and John A. Thain (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 8, 2010).

10.8*	Form of CIT Group Inc. Three Year Stock Salary Award Agreement, dated February 8, 2010 (incorporated by reference to Exhibit 10.2 to Form 8-K filed February 8, 2010).

Item 6:  Exhibits  85

10.9	Written Agreement, dated August 12, 2009, between CIT Group Inc. and the Federal Reserve Bank of New York (incorporated by reference to Exhibit 10.1 of Form 8-K filed August 13, 2009).

10.10	Form of CIT Group Inc. Two Year Restricted Stock Unit Award Agreement, dated July 29, 2010 (incorporated by reference to Exhibit 10.31 to Form 10-Q filed August 9, 2010).

10.11*	Letter Agreement, dated June 2, 2010, between CIT Group Inc. and Scott T. Parker (incorporated by reference to Exhibit 99.3 to Form 8-K filed July 6, 2010).

10.12	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Unit Retention Award Agreement (incorporated by reference to Exhibit 10.33 to Form 10-Q filed August 9, 2010).

10.13	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.34 to Form 10-Q filed August 9, 2010).

10.14	Form of CIT Group Inc. Long-term Incentive Plan Stock Option Award Agreement (One Year Vesting) (incorporated by reference to Exhibit 10.35 to Form 10-Q filed August 9, 2010).

10.15	Form of CIT Group Inc. Long-term Incentive Plan Stock Option Award Agreement (Three Year Vesting) (incorporated by reference to Exhibit 10.36 to Form 10-Q filed August 9, 2010).

10.16	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Award Agreement (One Year Vesting) (incorporated by reference to Exhibit 10.37 to Form 10-Q filed August 9, 2010).

10.17	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Award Agreement (Three Year Vesting) (incorporated by reference to Exhibit 10.38 to Form 10-Q filed August 9, 2010).

10.18	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Unit Director Award Agreement (Initial Grant) (incorporated by reference to Exhibit 10.39 to Form 10-Q filed August 9, 2010).

10.19	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Unit Director Award Agreement (Annual Grant) (incorporated by reference to Exhibit 10.40 to Form 10-Q filed August 9, 2010).

10.20	Form of Tax Agreement by and between Tyco International Ltd. and CIT (incorporated by reference to Exhibit 10.27 to Amendment No. 2 to the Registration Statement on Form S-1 filed June 12, 2002).

10.21*	Amended and Restated Employment Agreement, dated as of May 7, 2008, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.35 to Form 10-K filed March 2, 2009).

10.22*	Amendment to Employment Agreement, dated December 22, 2008, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.37 to Form 10-K filed March 2, 2009).

10.23*	Extension of Term of Employment Agreement, dated March 14, 2011, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.30 of Form 10-Q filed August 9, 2011).

10.24*	Letter Agreement, dated April 21, 2010, between CIT Group Inc. and Nelson J. Chai (incorporated by reference to Exhibit 10.31 of Form 10-Q filed August 9, 2011).

10.25*	Letter Agreement, dated April 8, 2010, between CIT Group Inc. and Lisa K. Polsky (incorporated by reference to Exhibit 10.32 of Form 10-Q filed August 9, 2011).

10.26	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (with Good Reason) (incorporated by reference to Exhibit 10.33 of Form 10-Q filed August 9, 2011).

10.27	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (without Good Reason) (incorporated by reference to Exhibit 10.34 of Form 10-Q filed August 9, 2011).

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

86   CIT GROUP INC

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

10.32*	Letter Agreement, dated February 24, 2012, between CIT Group Inc. and Andrew T. Brandman (incorporated by reference to Exhibit 99.2 of Form 8-K filed April 12, 2012).

10.33	Form of CIT Group Inc. Long-Term Incentive Plan Performance Stock Unit Award Agreement (with Good Reason) (incorporated by reference to Exhibit 10.36 to Form 10-K filed May 10, 2012).

10.34	Form of CIT Group Inc. Long-Term Incentive Plan Performance Stock Unit Award Agreement (without Good Reason) (incorporated by reference to Exhibit 10.37 to Form 10-K filed May 10, 2012).

10.35*	Extension of Term of Employment Agreement, dated March 28, 2012, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.38 to Form 10-K filed May 10, 2012).

10.36*	Form of CIT Group Inc. Long-Term Incentive PIan Restricted Stock Unit Award Agreement.

10.37*	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (Executives with Employment Agreements).

12.1	CIT Group Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges.

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

101.INS
XBRL Instance Document (Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.)

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*  Indicates a management contract or compensatory plan or arrangement.

**	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for granting confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

***	This information is furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not incorporated by reference into any filing under the Securities Act of 1933.

Item 6:  Exhibits  87

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 9, 2013	CIT GROUP INC.

/s/ Scott T. Parker
Scott T. Parker
Executive Vice President and Chief Financial Officer

/s/ E. Carol Hayles
E. Carol Hayles
Executive Vice President and Controller

88   CIT GROUP INC