Form 10-Q
period 2013-06-30
CIT GROUP INC
filed 2013-08-07
CIK 1171825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2013	| | Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-31369

CIT GROUP INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-1051192 (IRS Employer Identification Number)

11 West 42nd Street New York, New York (Address of Registrant’s principal executive offices)	10036 (Zip Code)

(212) 461-5200 (Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of ‘large accelerated filer,’ ‘accelerated filer’ and ‘smaller reporting company’ in Rule 12b-2 of the Exchange Act.
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

As of July 31, 2013 there were 201,077,719 shares of the registrant’s common stock outstanding.

Table of Contents   1

Part One—Financial Information

ITEM 1. Consolidated Financial Statements

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited) (dollars in millions – except share data)

	June 30, 2013	December 31, 2012
Assets
Cash and due from banks	$606.9	$447.3
Interest bearing deposits, including restricted balances of $963.4 and $1,185.1 at June 30, 2013 and December 31, 2012(1)	5,111.3	6,374.0
Investment securities	1,558.0	1,065.5
Trading assets at fair value – derivatives	46.0	8.4
Assets held for sale(1)	1,186.6	646.4
Loans (see Note 5 for amounts pledged)	21,678.3	20,847.6
Allowance for loan losses	(367.2)	(379.3)
Total loans, net of allowance for loan losses(1)	21,311.1	20,468.3
Operating lease equipment, net (see Note 5 for amounts pledged)(1)	12,326.2	12,411.7
Unsecured counterparty receivable	642.6	649.1
Goodwill	344.5	345.9
Intangible assets, net	24.8	31.9
Other assets	1,473.0	1,563.5
Total Assets	$44,631.0	$44,012.0
Liabilities
Deposits	$11,171.3	$9,684.5
Trading liabilities at fair value – derivatives	44.1	81.9
Credit balances of factoring clients	1,205.0	1,256.5
Other liabilities	2,523.4	2,687.8
Long-term borrowings, including $2,577.7 and $1,425.9 contractually due within twelve months at June 30, 2013 and December 31, 2012, respectively	21,001.7	21,961.8
Total Liabilities	35,945.5	35,672.5
Stockholders’ Equity
Common stock: $0.01 par value, 600,000,000 authorized
Issued: 202,013,258 and 201,283,063 at June 30, 2013 and December 31, 2012	2.0	2.0
Outstanding: 201,030,202 and 200,868,802 at June 30, 2013 and December 31, 2012
Paid-in capital	8,530.2	8,501.8
Retained earnings / (Accumulated deficit)	271.6	(74.6)
Accumulated other comprehensive loss	(85.5)	(77.7)
Treasury stock: 983,056 and 414,261 shares at June 30, 2013 and December 31, 2012 at cost	(41.1)	(16.7)
Total Common Stockholders’ Equity	8,677.2	8,334.8
Noncontrolling minority interests	8.3	4.7
Total Equity	8,685.5	8,339.5
Total Liabilities and Equity	$44,631.0	$44,012.0

(1)	The following table presents information on assets and liabilities related to Variable Interest Entities (VIEs) that are consolidated by the Company. The difference between VIE total assets and total liabilities represents the Company’s interests in those entities, which were eliminated in consolidation. The assets of the consolidated VIEs will be used to settle the liabilities of those entities and, except for the Company’s interest in the VIEs, are not available to the creditors of CIT or any affiliates of CIT.

Assets
Interest bearing deposits, restricted	$552.1	$751.5
Assets held for sale	168.9	8.7
Total loans, net of allowance for loan losses	6,385.0	7,135.5
Operating lease equipment, net	4,502.9	4,508.8
Total Assets	$11,608.9	$12,404.5
Liabilities
Beneficial interests issued by consolidated VIEs (classified as long-term borrowings)	$8,303.1	$9,241.3
Total Liabilities	$8,303.1	$9,241.3

The accompanying notes are an integral part of these consolidated financial statements.

2   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (dollars in millions – except per share data)

	Quarters Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest income
Interest and fees on loans	$344.5	$402.3	$693.9	$820.8
Interest and dividends on interest bearing deposits and investments	7.1	8.0	13.5	15.8
Interest income	351.6	410.3	707.4	836.6
Interest expense
Interest on long-term borrowings	(236.6)	(598.9)	(486.2)	(1,643.2)
Interest on deposits	(44.8)	(35.3)	(87.1)	(71.6)
Interest expense	(281.4)	(634.2)	(573.3)	(1,714.8)
Net interest revenue	70.2	(223.9)	134.1	(878.2)
Provision for credit losses	(14.6)	(8.9)	(34.1)	(51.5)
Net interest revenue, after credit provision	55.6	(232.8)	100.0	(929.7)
Non-interest income
Rental income on operating leases	452.4	446.2	897.3	886.8
Other income	79.3	139.4	149.4	394.7
Total non-interest income	531.7	585.6	1,046.7	1,281.5
Total revenue, net of interest expense and credit provision	587.3	352.8	1,146.7	351.8
Other expenses
Depreciation on operating lease equipment	(141.3)	(130.8)	(284.6)	(268.4)
Operating expenses	(229.7)	(226.8)	(465.0)	(451.1)
Loss on debt extinguishments	–	(21.5)	–	(44.4)
Total other expenses	(371.0)	(379.1)	(749.6)	(763.9)
Income (loss) before provision for income taxes	216.3	(26.3)	397.1	(412.1)
Provision for income taxes	(32.2)	(45.4)	(47.4)	(85.7)
Income (loss) before noncontrolling interests	184.1	(71.7)	349.7	(497.8)
Net income attributable to noncontrolling interests, after tax	(0.5)	(1.2)	(3.5)	(2.1)
Net Income (loss)	$183.6	$(72.9)	$346.2	$(499.9)
Basic income (loss) per common share	$0.91	$(0.36)	$1.72	$(2.49)
Diluted income (loss) per common share	$0.91	$(0.36)	$1.71	$(2.49)
Average number of common shares – basic (thousands)	201,313	200,901	201,231	200,857
Average number of common shares – diluted (thousands)	202,313	200,901	202,046	200,857

The accompanying notes are an integral part of these consolidated financial statements.

Item 1:  Consolidated Financial Statements  3

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited) (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income (loss) before noncontrolling interests	$184.1	$(71.7)	$349.7	$(497.8)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2.3)	(11.3)	(7.3)	(10.3)
Changes in fair values of derivatives qualifying as cash flow hedges	0.1	0.2	–	0.6
Net unrealized gains (losses) on available for sale securities	(0.9)	–	(1.3)	0.6
Changes in benefit plans net gain/(loss) and prior service (cost)/credit	0.9	0.4	0.8	0.7
Other comprehensive income (loss), net of tax	(2.2)	(10.7)	(7.8)	(8.4)
Comprehensive income (loss) before noncontrolling interests	181.9	(82.4)	341.9	(506.2)
Comprehensive income attributable to noncontrolling interests	(0.5)	(1.2)	(3.5)	(2.1)
Comprehensive income (loss)	$181.4	$(83.6)	$338.4	$(508.3)

The accompanying notes are an integral part of these consolidated financial statements.

4   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (dollars in millions)

	Common Stock	Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Minority Interests	Total Equity
December 31, 2012	$2.0	$8,501.8	$(74.6)	$(77.7)	$(16.7)	$4.7	$8,339.5
Net income			346.2			3.5	349.7
Other comprehensive loss, net of tax				(7.8)			(7.8)
Amortization of restricted stock, stock option and performance shares expenses		27.9			(11.9)		16.0
Repurchase of common stock					(12.5)		(12.5)
Employee stock purchase plan		0.5					0.5
Distribution of earnings and capital						0.1	0.1
June 30, 2013	$2.0	$8,530.2	$271.6	$(85.5)	$(41.1)	$8.3	$8,685.5
December 31, 2011	$2.0	$8,459.3	$517.7	$(82.6)	$(12.8)	$2.5	$8,886.1
Net income (loss)			(499.9)			2.1	(497.8)
Other comprehensive income, net of tax				(8.4)			(8.4)
Amortization of restricted stock and stock option expenses		21.6			(3.7)		17.9
Employee stock purchase plan		0.6					0.6
Distribution of earnings and capital						(0.5)	(0.5)
June 30, 2012	$2.0	$8,481.5	$17.8	$(91.0)	$(16.5)	$4.1	$8,397.9

The accompanying notes are an integral part of these consolidated financial statements.

Item 1:  Consolidated Financial Statements  5

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (dollars in millions)

	Six Months Ended June 30,
	2013	2012
Cash Flows From Operations
Net income (loss)	$346.2	$(499.9)
Adjustments to reconcile net income (loss) to net cash flows from operations:
Provision for credit losses	34.1	51.5
Net depreciation, amortization and (accretion)	331.4	1,127.5
Net gains on equipment, receivable and investment sales	(60.4)	(228.0)
Loss on debt extinguishments	–	10.5
Provision for deferred income taxes	30.8	22.0
Increase in finance receivables held for sale	(22.6)	(36.9)
Decrease in other assets	31.8	67.5
Decrease in accrued liabilities and payables	(163.7)	(202.8)
Net cash flows provided by operations	527.6	311.4
Cash Flows From Investing Activities
Loans originated and purchased	(9,170.7)	(9,510.4)
Principal collections of loans	7,614.7	8,250.2
Purchases of investment securities	(8,332.1)	(8,286.6)
Proceeds from maturities of investment securities	7,837.3	8,376.2
Proceeds from asset and receivable sales	867.5	2,978.1
Purchases of assets to be leased and other equipment	(743.3)	(807.4)
Net increase in short-term factoring receivables	(66.4)	(2.9)
Change in restricted cash	221.7	(123.9)
Net cash flows (used in) provided by investing activities	(1,771.3)	873.3
Cash Flows From Financing Activities
Proceeds from the issuance of term debt	170.5	8,680.3
Repayments of term debt	(1,281.9)	(12,383.2)
Net increase in deposits	1,489.5	977.6
Collection of security deposits and maintenance funds	278.3	257.2
Use of security deposits and maintenance funds	(281.6)	(182.9)
Repurchase of common stock	(12.5)	–
Net cash flows provided by (used in) financing activities	362.3	(2,651.0)
Decrease in cash and cash equivalents	(881.4)	(1,466.3)
Unrestricted cash and cash equivalents, beginning of period	5,636.2	6,565.7
Unrestricted cash and cash equivalents, end of period	$4,754.8	$5,099.4
Supplementary Cash Flow Disclosure
Interest paid	$507.3	$667.6
Federal, foreign, state and local income taxes (paid), net	$(68.6)	$(14.1)
Supplementary Non Cash Flow Disclosure
Transfer of assets from held for investment to held for sale	$950.3	$1,189.3
Transfer of assets from held for sale to held for investment	$8.0	$0.5

The accompanying notes are an integral part of these consolidated financial statements.

6   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CIT Group Inc., together with its subsidiaries (collectively “CIT” or the “Company”) has provided financial solutions to its clients since its formation in 1908. The Company provides financing and leasing capital principally for small businesses and middle market companies in a wide variety of industries and offers vendor, equipment, commercial and structured financing products, as well as factoring and management advisory services. CIT became a bank holding company (“BHC”) in December 2008 and a financial holding company in July 2013. CIT is regulated by the Board of Governors of the Federal Reserve System (“FRS”) and the Federal Reserve Bank of New York (“FRBNY”) under the U.S. Bank Holding Company Act of 1956. CIT Bank, a wholly-owned subsidiary, is a state-chartered bank located in Salt Lake City, Utah. The Company operates primarily in North America, with locations in Europe, South America and Asia.

BASIS OF PRESENTATION

Principles of Consolidation

The accompanying consolidated financial statements include financial information related to CIT Group Inc., a Delaware Corporation, and its majority owned subsidiaries, including CIT Bank, and those variable interest entities (“VIEs”) where the Company is the primary beneficiary. Assets held in an agency or fiduciary capacity are not included in the consolidated financial statements.

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

The consolidated financial statements include the effects of adopting Fresh Start Accounting (“FSA”) upon emergence from bankruptcy on December 10, 2009, as required by GAAP, based on a convenience date of December 31, 2009. Accretion and amortization of certain FSA adjustments are included in the Consolidated Statements of Operations and Cash Flows.

The accounting and financial reporting policies of CIT Group Inc. conform to GAAP and the preparation of the consolidated financial statements requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates and assumptions. Some of the more significant estimates include: allowance for loan losses, loan impairment, fair value determination, lease residual values, liabilities for uncertain tax positions, realizability of deferred tax assets and goodwill assets. Additionally where applicable, the policies conform to accounting and reporting guidelines prescribed by bank regulatory authorities.

NEW ACCOUNTING PRONOUNCEMENTS

Foreign Currency Matters

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, which provides that a cumulative translation adjustment (“CTA”) is attached to the parent’s investment in a foreign entity and should be released in a manner consistent with the derecognition guidance on investments in entities. Thus, the entire amount of the CTA associated with the foreign entity would be released when there has been a:

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

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 2 — LOANS

Finance receivables consist of the following:

Finance Receivables by Product (dollars in millions)

	June 30, 2013	December 31, 2012
Loans	$16,265.4	$15,825.4
Direct financing leases and leveraged leases	5,412.9	5,022.2
Finance receivables	21,678.3	20,847.6
Finance receivables held for sale	738.7	302.8
Finance and held for sale receivables(1)	$22,417.0	$21,150.4

(1)	Assets held for sale on the Balance Sheet include both finance receivables and operating lease equipment. Balances in this disclosure include only finance receivables in Assets held for sale, which are measured at the lower of cost or fair value (i.e. do not include operating leases). ASU 2010-20 does not require inclusion of these finance receivables in the disclosures above. However, until they are disposed of, the Company manages the credit risk and collections of finance receivables held for sale consistently with its finance receivables held for investment so that Company data are tracked and used for management purposes on an aggregated basis as presented above.

The following table presents finance receivables by segment, based on obligor location:

Finance Receivables (dollars in millions)

	June 30, 2013			December 31, 2012
	Domestic	Foreign	Total	Domestic	Foreign	Total
Corporate Finance	$7,903.2	$959.7	$8,862.9	$7,159.8	$1,013.2	$8,173.0
Transportation Finance	1,115.0	889.9	2,004.9	1,219.8	633.4	1,853.2
Trade Finance	2,189.4	122.8	2,312.2	2,177.2	128.1	2,305.3
Vendor Finance	2,517.6	2,450.5	4,968.1	2,459.1	2,359.6	4,818.7
Consumer	3,520.7	9.5	3,530.2	3,687.3	10.1	3,697.4
Total	$17,245.9	$4,432.4	$21,678.3	$16,703.2	$4,144.4	$20,847.6

The following table presents selected components of the net investment in finance receivables.

Components of Net Investment in Finance Receivables (dollars in millions)

	June 30, 2013	December 31, 2012
Unearned income	$(988.7)	$(995.2)
Unamortized (discounts)	(54.4)	(40.5)
Net unamortized deferred costs and (fees)	38.2	51.4

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

The definitions of these ratings are as follows:

■	Pass – finance receivables in this category do not meet the criteria for classification in one of the categories below.

■	Special mention – a special mention asset exhibits potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects.

■	Classified – a classified asset ranges from: (1) assets that exhibit a well-defined weakness and are inadequately protected by the current sound worth and paying capacity of the borrower, and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected to (2) assets with weaknesses that make collection or liquidation in full unlikely on the basis of current facts, conditions, and values. Assets in this classification can be accruing or on non-accrual depending on the evaluation of these factors.

8   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Finance and Held for Sale Receivables — by Risk Rating (dollars in millions)

Grade:	Corporate Finance – Other	Corporate Finance – SBL	Transportation Finance	Trade Finance	Vendor Finance U.S.	Vendor Finance International	Commercial	Consumer	Total
June 30, 2013
Pass	$7,500.7	$162.5	$1,709.3	$1,875.5	$2,110.4	$2,400.5	$15,758.9	$3,168.5	$18,927.4
Special mention	740.2	311.9	141.2	252.4	208.8	213.8	1,868.3	113.1	1,981.4
Classified – accruing	319.6	89.7	141.5	181.6	151.8	96.9	981.1	248.6	1,229.7
Classified – non-accrual	122.0	50.6	12.9	2.7	46.6	43.7	278.5	–	278.5
Total	$8,682.5	$614.7	$2,004.9	$2,312.2	$2,517.6	$2,754.9	$18,886.8	$3,530.2	$22,417.0
December 31, 2012
Pass	$6,228.7	$166.1	$1,492.4	$1,913.2	$2,057.0	$2,340.5	$14,197.9	$3,254.1	$17,452.0
Special mention	759.5	358.6	184.1	266.9	194.0	161.8	1,924.9	213.5	2,138.4
Classified – accruing	408.2	96.7	136.2	119.2	160.4	77.7	998.4	229.8	1,228.2
Classified – non-accrual	148.9	63.0	40.5	6.0	45.5	26.3	330.2	1.6	331.8
Total	$7,545.3	$684.4	$1,853.2	$2,305.3	$2,456.9	$2,606.3	$17,451.4	$3,699.0	$21,150.4

Past Due and Non-accrual Loans

The table that follows presents portfolio delinquency status, regardless of accrual/non-accrual classification:

Finance and Held for Sale Receivables — Delinquency Status (dollars in millions)

	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Finance Receivables
June 30, 2013
Commercial
Corporate Finance – Other	$20.8	$0.2	$2.7	$23.7	$8,658.8	$8,682.5
Corporate Finance – SBL	2.0	4.5	8.8	15.3	599.4	614.7
Transportation Finance	0.2	1.2	3.2	4.6	2,000.3	2,004.9
Trade Finance	67.7	1.4	3.2	72.3	2,239.9	2,312.2
Vendor Finance – U.S.	38.8	23.3	9.2	71.3	2,446.3	2,517.6
Vendor Finance – International	48.4	21.8	21.0	91.2	2,663.7	2,754.9
Total Commercial	177.9	52.4	48.1	278.4	18,608.4	18,886.8
Consumer	113.6	62.1	187.8	363.5	3,166.7	3,530.2
Total	$291.5	$114.5	$235.9	$641.9	$21,775.1	$22,417.0
December 31, 2012
Commercial
Corporate Finance – Other	$–	$0.3	$4.0	$4.3	$7,541.0	$7,545.3
Corporate Finance – SBL	18.0	2.9	12.5	33.4	651.0	684.4
Transportation Finance	4.0	0.9	0.7	5.6	1,847.6	1,853.2
Trade Finance	79.3	3.4	5.6	88.3	2,217.0	2,305.3
Vendor Finance – U.S.	56.1	18.0	12.4	86.5	2,370.4	2,456.9
Vendor Finance – International	55.2	12.3	8.2	75.7	2,530.6	2,606.3
Total Commercial	212.6	37.8	43.4	293.8	17,157.6	17,451.4
Consumer	135.2	80.8	231.7	447.7	3,251.3	3,699.0
Total	$347.8	$118.6	$275.1	$741.5	$20,408.9	$21,150.4

Item 1:  Consolidated Financial Statements  9

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table sets forth non-accrual loans and assets received in satisfaction of loans (repossessed assets). Non-accrual loans include loans greater than $500,000 that are individually evaluated and determined to be impaired, as well as loans less than $500,000 that are delinquent (generally 90 days or more).

Finance Receivables on Non-accrual Status (dollars in millions)

	June 30, 2013			December 31, 2012
	Held for Investment	Held for Sale	Total	Held for Investment	Held for Sale	Total
Commercial
Corporate Finance – Other	$121.7	$0.3	$122.0	$148.6	$0.3	$148.9
Corporate Finance – SBL	8.0	42.6	50.6	60.3	2.7	63.0
Transportation Finance	12.9	–	12.9	40.5	–	40.5
Trade Finance	2.7	–	2.7	6.0	–	6.0
Vendor Finance – U.S.	46.6	–	46.6	45.5	–	45.5
Vendor Finance – International	41.5	2.2	43.7	24.3	2.0	26.3
Consumer	–	–	–	–	1.6	1.6
Total non-accrual loans	$233.4	$45.1	$278.5	$325.2	$6.6	$331.8
Repossessed assets			7.7			9.9
Total non-performing assets			$286.2			$341.7
Accruing loans past due 90 days or more
Government guaranteed – Consumer			$187.8			$231.4
Other			4.7			3.4
Total			$192.5			$234.8

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

10   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Impaired Loans (dollars in millions)

				Six Months Ended June 30,
	June 30, 2013			2013	2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Average Recorded Investment
With no related allowance recorded:
Commercial
Corporate Finance – Other	$139.4	$155.3	$–	$157.8	$203.8
Corporate Finance – SBL	7.9	8.1	–	28.0	42.1
Transportation Finance	4.5	5.1	–	8.4	5.1
Trade Finance	10.0	10.0	–	10.5	43.3
Vendor Finance – U.S.	5.6	6.7	–	4.9	9.3
Vendor Finance – International	13.8	21.5	–	12.4	9.1
With an allowance recorded:
Commercial
Corporate Finance – Other	81.3	89.7	37.8	92.4	110.0
Corporate Finance – SBL	–	–	–	1.7	16.1
Transportation Finance	8.9	8.9	2.7	15.8	24.5
Trade Finance	2.7	2.7	1.0	4.1	12.3
Total Commercial Impaired Loans(1)	274.1	308.0	41.5	336.0	475.6
Total Loans Impaired at Convenience Date(2)	85.2	140.7	0.9	94.6	172.0
Total	$359.3	$448.7	$42.4	$430.6	$647.6

				Year Ended
	December 31, 2012			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Commercial
Corporate Finance – Other	$179.9	$231.9	$–	$199.8
Corporate Finance – SBL	39.1	52.6	–	40.7
Transportation Finance	11.3	29.1	–	7.8
Trade Finance	10.1	13.3	–	29.7
Vendor Finance – U.S.	4.7	12.2	–	7.7
Vendor Finance – International	8.4	20.0	–	9.7
With an allowance recorded:
Commercial
Corporate Finance – Other	102.4	106.7	32.3	111.0
Corporate Finance – SBL	2.4	2.7	1.0	10.4
Transportation Finance	29.1	29.3	8.9	29.0
Trade Finance	6.0	6.0	1.3	12.2
Total Commercial Impaired Loans(1)	393.4	503.8	43.5	458.0
Total Loans Impaired at Convenience date(2)	106.7	260.8	1.5	147.4
Total	$500.1	$764.6	$45.0	$605.4

(1)	Interest income recorded while the loans were impaired was $8.8 million and $11.0 million for the six months ended June 30, 2013 and June 30, 2012, respectively, of which $0.8 million and $2.8 million was recognized using the cash-basis method. Interest income recorded for the year ended December 31, 2012 while the loans were impaired was $21.3 million, of which $4.3 million was recognized using the cash-basis method of accounting.

(2)	Details of finance receivables that were identified as impaired at the Convenience Date are presented under Loans and Debt Securities Acquired with Deteriorated Credit Quality.

Item 1:  Consolidated Financial Statements  11

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Impairment occurs when, based on current information and events, it is probable that CIT will be unable to collect all amounts due according to contractual terms of the agreement. The Company has established review and monitoring procedures designed to identify, as early as possible, customers that are experiencing financial difficulty. Credit risk is captured and analyzed based on the Company’s internal probability of obligor default (PD) and loss given default (LGD) ratings. A PD rating is determined by evaluating borrower credit-worthiness, including analyzing credit history, financial condition, cash flow adequacy, financial performance and management quality. An LGD rating is predicated on transaction structure, collateral valuation and related guarantees or recourse. Further, related considerations in determining probability of collection include the following:

■	Instances where the primary source of payment is no longer sufficient to repay the loan in accordance with terms of the loan document;

■	Lack of current financial data related to the borrower or guarantor;

■	Delinquency status of the loan;

■	Borrowers experiencing problems, such as operating losses, marginal working capital, inadequate cash flow, excessive financial leverage or business interruptions;

■	Loans secured by collateral that is not readily marketable or that has experienced or is susceptible to deterioration in realizable value; and

■	Loans to borrowers in industries or countries experiencing economic instability.

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

The following summarizes key elements of the Company’s policy regarding the determination of collateral fair value in the measurement of impairment:

■	“Orderly liquidation value” is the basis for collateral valuation;

■	Appraisals are updated annually or more often as market conditions warrant; and

■	Appraisal values are discounted in the determination of impairment if the:

■	appraisal does not reflect current market conditions; or

■	collateral consists of inventory, accounts receivable, or other forms of collateral that may become difficult to locate, collect or subject to pilferage in a liquidation.

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

Loans Acquired with Deteriorated Credit Quality (dollars in millions)

	June 30, 2013(1)			December 31, 2012(1)
	Carrying Amount	Outstanding Balance(2)	Allowance for Loan Losses	Carrying Amount	Outstanding Balance(2)	Allowance for Loan Losses
Commercial	$85.2	$140.7	$0.9	$106.7	$260.8	$1.5
Total loans	$85.2	$140.7	$0.9	$106.7	$260.8	$1.5

(1)	The table excludes amounts in Assets held for sale with carrying amounts of $13 million and $3 million at June 30, 2013 and December 31, 2012, and outstanding balances of $30 million and $16 million at June 30, 2013 and December 31, 2012.

(2)	Represents the sum of contractual principal and interest at the reporting date, calculated as pre-FSA net investment plus inception to date charge-offs.

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

CIT uses a consistent methodology across all loans to determine if a modification is with a borrower that has been determined to be in financial difficulty and was granted a concession. Specifically, the Company’s policies on TDR identification include the following examples of indicators used to determine whether the borrower is in financial difficulty:

■	Borrower is in default with CIT or other material creditor

■	Borrower has declared bankruptcy

■	Growing doubt about the borrower’s ability to continue as a going concern

■	Borrower has insufficient cash flow to service debt

■	Borrower is de-listing securities

■	Borrower’s inability to obtain funds from other sources

■	Breach of financial covenants by the borrower.

If the borrower is determined to be in financial difficulty, then CIT utilizes the following criteria to determine whether a concession has been granted to the borrower:

■	Assets used to satisfy debt are less than CIT’s recorded investment in the receivable

■	Modification of terms – interest rate changed to below market rate

■	Maturity date extension at an interest rate less than market rate

■	The borrower does not otherwise have access to funding for debt with similar risk characteristics in the market at the restructured rate and terms

■	Capitalization of interest

■	Increase in interest reserves

■	Conversion of credit to Payment-In-Kind (PIK)

■	Delaying principal and/or interest for a period of three months or more

■	Partial forgiveness of the balance.

Modified loans that meet the definition of a TDR are subject to the Company’s standard impaired loan policy, namely that non-accrual loans in excess of $500,000 are individually reviewed for impairment, while non-accrual loans less than $500,000 are considered as part of homogenous pools and are included in the determination of the non-specific allowance.

The recorded investment of TDRs at June 30, 2013 and December 31, 2012 was $244.9 million and $289.1 million, of which 32% and 29%, respectively, were on non-accrual. Corporate Finance receivables accounted for 92% of the total TDRs at June 30, 2013 and 91% at December 31, 2012. At June 30, 2013 and December 31, 2012, there were $4.8 million and $6.3 million, respectively, of commitments to lend additional funds to borrowers whose loan terms have been modified in TDRs.

Item 1:  Consolidated Financial Statements  13

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The tables that follow present additional information related to modifications qualifying as TDRs that occurred during the periods ended June 30, 2013 and 2012.

Recorded investment of TDRs that occurred during the periods ended June 30, 2013 and 2012 (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Commercial
Corporate Finance – Other	$11.1	$–	$11.1	$–
Corporate Finance – SBL	7.0	1.6	8.8	7.3
Vendor Finance – U.S.	–	0.1	0.1	2.5
Vendor Finance – International	1.8	0.2	2.3	1.3
Total	$19.9	$1.9	$22.3	$11.1

Recorded investment of TDRs at the time of default that experienced a payment default(1) in the periods presented, and for which the payment default occurred within one year of the modification (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Commercial
Corporate Finance – Other	$–	$11.9	$2.3	$11.9
Corporate Finance – SBL	0.1	0.5	0.5	4.2
Vendor Finance – U.S.	–	0.1	0.3	0.5
Vendor Finance – International	–	0.1	0.2	0.3
Total	$0.1	$12.6	$3.3	$16.9

(1)	Payment default in the table above is one missed payment.

The financial impact of the various modification strategies that the Company employs in response to borrower difficulties is described below. While the discussion focuses on current quarter amounts, the overall nature and impact of modification programs were comparable in the prior year.

■	The nature of modifications qualifying as TDR’s, based upon recorded investment at June 30, 2013 and December 31, 2012, was comprised of payment deferral for 88% and 86%, covenant relief and/or other for 11% and 8%, and interest rate reductions and debt forgiveness for 1% and 6%, respectively;

■	Payment deferrals, the Company’s most common type of modification program, result in lower net present value of cash flows and increased provision for credit losses to the extent applicable. The financial impact of these modifications is not significant given the reduction to recorded investment balances from FSA discount and the moderate length of deferral periods;

■	Interest rate reductions result in lower amounts of interest being charged to the customer, but are a relatively small part of the Company’s restructuring programs. Additionally, in some instances, modifications improve the Company’s economic return through increased interest rates and fees, but are reported as TDRs due to assessments regarding the borrowers’ ability to independently obtain similar funding in the market and assessments of the relationship between modified rates and terms and comparable market rates and terms. The weighted average change in interest rates for all TDRs occurring during the six months ended June 30, 2013 was immaterial;

■	Debt forgiveness, or the reduction in amount owed by borrower, results in incremental provision for credit losses, in the form of higher charge-offs. While these types of modifications have the greatest individual impact on the allowance, the amounts of principal forgiveness for TDRs occurring during the quarter and six month periods ended June 30, 2013 approximated $0.1 million and $0.2 million, respectively, as debt forgiveness is a relatively small component of the Company’s modification programs; and

■	The other elements of the Company’s modification programs do not have a significant impact on financial results given their relative size, or do not have a direct financial impact, as in the case of covenant changes.

14   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3 — ALLOWANCE FOR LOAN LOSSES

The following table presents changes in the allowance for loan losses.

Allowance for Loan Losses and Recorded Investment in Finance Receivables (dollars in millions)

	Quarter Ended June 30, 2013
	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Total Commercial	Consumer	Corporate and Other	Total
Beginning balance	$238.9	$29.2	$29.8	$88.1	$386.0	$–	$–	$386.0
Provision for credit losses	7.4	(0.2)	(2.2)	9.7	14.7	–	(0.1)	14.6
Other(1)	(2.2)	(0.1)	(0.7)	(1.5)	(4.5)	–	0.2	(4.3)
Gross charge-offs(2)(3)	(30.3)	–	(0.8)	(17.0)	(48.1)	–	–	(48.1)
Recoveries	8.1	0.9	1.3	8.7	19.0	–	–	19.0
Allowance balance – end of period	$221.9	$29.8	$27.4	$88.0	$367.1	$–	$0.1	$367.2

	Quarter Ended June 30, 2012
Beginning balance	$270.3	$29.2	$30.0	$90.5	$420.0	$–	$–	$420.0
Provision for credit losses	7.7	0.1	(2.2)	3.1	8.7	0.2	–	8.9
Other(1)	(0.2)	0.1	3.5	(1.3)	2.1	–	–	2.1
Gross charge-offs(2)	(7.6)	(0.9)	(1.9)	(17.2)	(27.6)	(0.4)	–	(28.0)
Recoveries	1.1	–	0.4	9.5	11.0	0.2	–	11.2
Allowance balance – end of period	$271.3	$28.5	$29.8	$84.6	$414.2	$–	$–	$414.2

	Six Months Ended June 30, 2013
	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Total Commercial	Consumer	Corporate and Other	Total
Beginning balance	$229.9	$36.3	$27.4	$85.7	$379.3	$–	$–	$379.3
Provision for credit losses	20.1	(4.2)	(0.9)	19.2	34.2	–	(0.1)	34.1
Other(1)	(4.4)	0.1	(1.4)	(2.1)	(7.8)	–	0.2	(7.6)
Gross charge-offs(2)(3)	(34.5)	(3.3)	(1.6)	(33.0)	(72.4)	–	–	(72.4)
Recoveries	10.8	0.9	3.9	18.2	33.8	–	–	33.8
Allowance balance – end of period	$221.9	$29.8	$27.4	$88.0	$367.1	$–	$0.1	$367.2

	Six Months Ended June 30, 2012
Beginning balance	$262.2	$29.3	$29.0	$87.3	$407.8	$–	$–	$407.8
Provision for credit losses	30.4	7.7	1.6	11.3	51.0	0.5	–	51.5
Other(1)	(8.1)	0.3	1.8	(0.3)	(6.3)	–	–	(6.3)
Gross charge-offs(2)	(25.6)	(8.8)	(3.4)	(33.4)	(71.2)	(1.0)	–	(72.2)
Recoveries	12.4	–	0.8	19.7	32.9	0.5	–	33.4
Allowance balance – end of period	$271.3	$28.5	$29.8	$84.6	$414.2	$–	$–	$414.2

Item 1:  Consolidated Financial Statements  15

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Total Commercial	Consumer	Corporate and Other	Total

June 30, 2013
Allowance balance:
Loans individually evaluated for impairment	$37.8	$2.7	$1.0	$–	$41.5	$–	$–	$41.5
Loans collectively evaluated for impairment	183.7	27.1	26.4	87.5	324.7	–	0.1	324.8
Loans acquired with deteriorated credit quality(4)	0.4	–	–	0.5	0.9	–	–	0.9
Allowance balance – end of period	$221.9	$29.8	$27.4	$88.0	$367.1	$–	$0.1	$367.2
Other reserves(1)	$19.1	$0.4	$7.3	$–	$26.8	$–	$0.1	$26.9
Finance receivables:
Loans individually evaluated for impairment	$228.6	$13.4	$12.7	$19.4	$274.1	$–	$–	$274.1
Loans collectively evaluated for impairment	8,554.8	1,991.5	2,299.5	4,943.0	17,788.8	3,530.2	–	21,319.0
Loans acquired with deteriorated credit quality(4)	79.5	–	–	5.7	85.2	–	–	85.2
Ending balance	$8,862.9	$2,004.9	$2,312.2	$4,968.1	$18,148.1	$3,530.2	$–	$21,678.3
Percent of loans to total loans	40.9%	9.2%	10.7%	22.9%	83.7%	16.3%	–	100.0%

June 30, 2012
Allowance balance:
Loans individually evaluated for impairment	$44.1	$3.3	$4.4	$–	$51.8	$–	$–	$51.8
Loans collectively evaluated for impairment	225.9	25.2	25.4	83.8	360.3	–	–	360.3
Loans acquired with deteriorated credit quality(4)	1.3	–	–	0.8	2.1	–	–	2.1
Allowance balance – end of period	$271.3	$28.5	$29.8	$84.6	$414.2	$–	$–	$414.2
Other reserves(1)	$16.4	$1.0	$4.2	$–	$21.6	$–	$–	$21.6
Finance receivables:
Loans individually evaluated for impairment	$408.8	$17.2	$47.7	$16.8	$490.5	$–	$–	$490.5
Loans collectively evaluated for impairment	7,003.1	1,739.6	2,323.6	4,489.3	15,555.6	3,896.9	–	19,452.5
Loans acquired with deteriorated credit quality(4)	137.8	–	–	15.8	153.6	1.3	–	154.9
Ending balance	$7,549.7	$1,756.8	$2,371.3	$4,521.9	$16,199.7	$3,898.2	$–	$20,097.9
Percent of loans to total loans	37.6%	8.7%	11.8%	22.5%	80.6%	19.4%	–	100.0%

(1)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit and for deferred purchase agreements, all of which is recorded in Other liabilities. “Other” also includes changes relating to sales and foreign currency translations.

(2)	Gross charge-offs include $8.8 million and $10.3 million that were charged directly to the specific allowance for loan losses for the quarter and six months ended June 30, 2013, respectively, related to Corporate Finance. Gross charge-offs include $2.6 million that were charged directly to the specific allowance for loan losses for the June 30, 2012 quarter, of which $1.9 million related to Corporate Finance and the remainder related to Trade Finance. Amounts for the six months ended June 30, 2012 include $13.9 million charged directly to the specific allowance, of which $8.1 million related to Corporate Finance, $5.0 million related to Transportation Finance and the remainder to Trade Finance.

(3)	Corporate Finance gross charge-offs for the quarter and six months ended June 30, 2013 include approximately $20 million of charge-offs related to the transfer of approximately $400 million of loans to Assets held for sale.

(4)	Represents loans considered impaired in FSA and are accounted for under the guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality).

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

Investment Securities (dollars in millions)

	June 30, 2013	December 31, 2012
Debt securities available-for-sale	$1,211.1	$767.6
Equity securities available-for-sale	13.2	14.3
Debt securities held-to-maturity(1)	243.9	188.4
Non-marketable equity investments(2)	89.8	95.2
Total investment securities	$1,558.0	$1,065.5

(1)	Recorded at amortized cost less impairment on securities that have credit-related impairment.

(2)	Non-marketable equity investments include $24.4 million and $27.6 million in limited partnerships at June 30, 2013 and December 31, 2012, respectively, accounted for under the equity method. The remaining investments are carried at cost and include qualified Community Reinvestment Act (CRA) investments, equity fund holdings and shares issued by customers during loan work out situations or as part of an original loan investment.

Debt securities and equity securities classified as available-for-sale (“AFS”) are carried at fair value with changes in fair value reported in other comprehensive income (“OCI”), net of applicable income taxes.

Debt securities classified as held-to-maturity (“HTM”) represent securities that the Company has both the ability and intent to hold until maturity, and are carried at amortized cost.

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

The Company conducts and documents periodic reviews of all securities with unrealized losses to evaluate whether the impairment is OTTI. For debt securities classified as held-to-maturity that are considered to have OTTI that the Company does not intend to sell and it is more likely than not that the Company will not be required to sell before recovery, the OTTI is separated into an amount representing the credit loss, which is recognized in other income in the Consolidated Statement of Operations, and the amount related to all other factors, which is recognized in OCI. OTTI on debt securities and equity securities classified as AFS and non-marketable equity investments are recognized in the Consolidated Statement of Operations in the period determined.

Realized investment gains totaled $1.4 million and $4.4 million for the quarters ended June 30, 2013 and 2012, respectively, and exclude losses from OTTI. OTTI credit-related impairments on equity securities recognized in earnings were not material for the quarters ended June 30, 2013 and June 30, 2012. Impairment amounts in accumulated other comprehensive income (“AOCI”) were not material at June 30, 2013 or December 31, 2012.

In addition, the Company maintained $5.1 billion and $6.4 billion of interest bearing deposits at June 30, 2013 and December 31, 2012, respectively that are cash equivalents and are classified separately on the balance sheet.

The following table presents interest and dividends on interest bearing deposits and investments:

Interest and Dividend Income (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest income – interest bearing deposits	$4.3	$5.1	$7.8	$10.0
Interest income – investments	1.8	1.9	3.7	4.4
Dividends – investments	1.0	1.0	2.0	1.4
Total interest and dividends	$7.1	$8.0	$13.5	$15.8

Item 1:  Consolidated Financial Statements  17

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Securities Available-for-Sale

The following table presents amortized cost and fair value of securities AFS at June 30, 2013 and December 31, 2012.

Securities Available-for-Sale — Amortized Cost and Fair Value (dollars in millions)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2013
Debt securities AFS
U.S. Treasury Securities	$1,041.4	$–	$–	$1,041.4
U.S. Government Agency Obligations	159.3	–	–	159.3
Foreign Government Treasuries	10.4	–	–	10.4
Total debt securities AFS	1,211.1	–	–	1,211.1
Equity securities AFS	13.2	–	–	13.2
Total securities AFS	$1,224.3	$–	$–	$1,224.3
December 31, 2012
Debt securities AFS
U.S. Treasury Securities	$750.3	$–	$–	$750.3
Foreign Government Treasuries	17.3	–	–	17.3
Total debt securities AFS	767.6	–	–	767.6
Equity securities AFS	13.1	1.2	–	14.3
Total securities AFS	$780.7	$1.2	$–	$781.9

Debt Securities Held-to-Maturity

The carrying value and fair value of debt securities HTM at June 30, 2013 and December 31, 2012 were as follows:

Debt Securities Held-to-Maturity — Carrying Value and Fair Value (dollars in millions)

	Carrying Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2013
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$103.1	$1.5	$(4.5)	$100.1
State and municipal	58.0	–	(2.6)	55.4
Foreign government	35.3	–	–	35.3
Corporate – Foreign	47.5	–	–	47.5
Total debt securities held-to-maturity	$243.9	$1.5	$(7.1)	$238.3
December 31, 2012
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$96.5	$3.1	$(0.3)	$99.3
State and municipal	13.1	–	–	13.1
Foreign government	28.4	–	–	28.4
Corporate – Foreign	50.4	–	–	50.4
Total debt securities held-to-maturity	$188.4	$3.1	$(0.3)	$191.2

18   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the carrying value and fair value of debt securities HTM by contractual maturity dates:

Debt Securities Held-to-Maturity — Carrying Value and Fair Value Maturities (dollars in millions)

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage-backed securities(1)
Total – Due after 10 years(2)	$103.1	$100.1	$96.5	$99.3
State and municipal
Due after 1 but within 5 years	4.9	4.9	4.9	4.9
Due after 5 but within 10 years	1.3	1.3	1.4	1.4
Due after 10 years(2)	51.8	49.2	6.8	6.8
Total	58.0	55.4	13.1	13.1
Foreign government
Due within 1 year	17.3	17.3	25.5	25.4
Due after 1 but within 5 years	18.0	18.0	2.9	3.0
Total	35.3	35.3	28.4	28.4
Corporate – Foreign
Total – Due after 5 but within 10 years	47.5	47.5	50.4	50.4
Total debt securities held-to-maturity	$243.9	$238.3	$188.4	$191.2

(1)	Includes mortgage-backed securities of U.S. federal agencies.

(2)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

NOTE 5 — LONG-TERM BORROWINGS

The following table presents outstanding long-term borrowings, net of FSA. The FSA fair value adjustment is amortized as a cost adjustment over the remaining term of the respective debt and is reflected in Interest Expense.

Long-term Borrowings (dollars in millions)

	June 30, 2013			December 31, 2012
	CIT Group Inc.	Subsidiaries	Total	Total
Senior Unsecured Notes(1)	$11,788.6	$0.9	$11,789.5	$11,824.0
Secured Borrowings	–	9,212.2	9,212.2	10,137.8
Total Long-term Borrowings	$11,788.6	$9,213.1	$21,001.7	$21,961.8

(1)	Senior Unsecured Notes comprise $6,500.0 million of Unsecured Notes issued after March 9, 2012, $5,250.0 million of Series C Notes and $39.5 million of Other Debt.

Revolving Credit Facility

At June 30, 2013 and December 31, 2012 there were no outstanding borrowings under the Revolving Credit Facility and the amount available to draw upon at each period was approximately $1.9 billion, with the remaining amount of approximately $0.1 billion utilized for issuance of letters of credit.

The total commitment amount under the Revolving Credit Facility is $2 billion, consisting of a $1.65 billion revolving loan tranche and a $350 million revolving loan tranche that can also be utilized for issuance of letters of credit. The Revolving Credit Facility matures on August 14, 2015 and accrues interest at a per annum rate of LIBOR plus a margin of 2.00% to 2.75% (with no floor) or Base Rate plus a margin of 1.00% to 1.75% (with no floor). The applicable margin is determined by reference to the current long-term senior unsecured, non-credit enhanced debt rating of the Company by S&P and Moody’s. The applicable margin for LIBOR loans was 2.50% and the applicable margin for Base Rate loans was 1.50% at June 30, 2013.

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

Other debt of $39.5 million includes senior unsecured notes issued prior to CIT’s reorganization and outstanding borrowings under a local line of credit utilized by a non-U.S. subsidiary.

See Note 14 Subsequent Event for details on a senior unsecured issuance occurring subsequent to June 30, 2013.

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

20   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Secured Borrowings and Pledged Assets Summary (dollars in millions)

	June 30, 2013		December 31, 2012
	Secured Borrowing	Pledged Assets	Secured Borrowing	Pledged Assets
Consumer(1)	$3,432.3	$3,592.8	$3,630.9	$3,772.8
Trade Finance	334.7	1,592.1	350.8	1,523.6
Corporate Finance(1)	706.2	933.2	933.9	1,190.6
Vendor Finance – U.S.	335.3	463.1	574.6	765.4
Vendor Finance – International	931.6	1,034.9	1,028.4	1,182.9
Subtotal – Finance Receivables	5,740.1	7,616.1	6,518.6	8,435.3
Transportation Finance – Aircraft	2,432.4	4,046.8	2,560.3	4,049.1
Transportation Finance – Rail	954.9	1,176.4	976.8	1,185.0
Subtotal-Equipment under operating leases(1)	3,387.3	5,223.2	3,537.1	5,234.1
Investment Securities	84.8	88.5	82.1	83.3
Total	$9,212.2	$12,927.8	$10,137.8	$13,752.7

(1)	At June 30, 2013 GSI TRS related borrowings and pledged assets, respectively, of $876.9 million and $963.0 million were included in Consumer, $149.2 million and $321.7 million in Corporate Finance, and $1.05 billion and $2.03 billion in Transportation Finance. The GSI TRS is described in Note 6 — Derivative Financial Instruments.

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

NOTE 6 — DERIVATIVE FINANCIAL INSTRUMENTS

As part of managing economic risk and exposure to interest rate and foreign currency risk, the Company enters into derivative transactions in over-the-counter markets with other financial institutions, but does not enter into derivative financial instruments for speculative purposes.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) includes measures to broaden the scope of derivative instruments subject to regulation by requiring clearing and exchange trading of certain derivatives, and imposing margin, reporting and registration requirements for certain market participants. Since the Company does not meet the definition of a Swap Dealer or Major Swap Participant under the Act, the new reporting obligations, which became effective April 10, 2013, are limited in scope to an insignificant number of derivative transactions executed with its lending customers in order to mitigate their interest rate risk.

See Note 1 — “Business and Summary of Significant Accounting Policies” in our December 31, 2012 Form 10-K for further description of the Company’s derivative transaction policies.

Item 1:  Consolidated Financial Statements  21

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents fair values and notional values of derivative financial instruments:

Fair and Notional Values of Derivative Financial Instruments(1) (dollars in millions)

	June 30, 2013			December 31, 2012
Qualifying Hedges	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount(2)	Asset Fair Value	Liability Fair Value
Cross currency swaps – net investment hedges	$142.5	$2.6	$–	$151.2	$–	$(6.1)
Foreign currency forward contracts – cash flow hedges	5.6	–	(0.4)	11.7	–	(0.9)
Foreign currency forward contracts – net investment hedges	1,328.4	36.6	(1.9)	1,232.6	1.9	(31.5)
Total Qualifying Hedges	1,476.5	39.2	(2.3)	1,395.5	1.9	(38.5)
Non-Qualifying Hedges
Cross currency swaps	145.9	5.0	(0.2)	552.8	1.7	(11.0)
Interest rate swaps	1,013.7	3.5	(30.5)	809.6	0.6	(39.3)
Written options	431.8	–	(1.1)	251.4	–	(0.1)
Purchased options	741.0	1.5	–	502.7	0.3	–
Foreign currency forward contracts	1,983.2	35.8	(4.3)	1,853.8	5.7	(25.7)
TRS	286.4	–	(8.0)	106.6	–	(5.8)
Equity Warrants	1.0	0.2	–	1.0	0.1	–
Total Non-qualifying Hedges	4,603.0	46.0	(44.1)	4,077.9	8.4	(81.9)
Total Hedges	$6,079.5	$85.2	$(46.4)	$5,473.4	$10.3	$(120.4)

(1)	Presented on a gross basis

(2)	Conformed to current period presentation using spot rates to calculate notional amounts.

Total Return Swap (“TRS”)

Two financing facilities with Goldman Sachs International (“GSI”) are structured as total return swaps (“TRS”), under which amounts available for advances are accounted for as derivatives. Pursuant to applicable accounting guidance, only the unutilized portion of the TRS is accounted for as a derivative and recorded at its estimated fair value.

The aggregate “notional amounts” of the TRS of $286.4 million at June 30, 2013 and $106.6 million at December 31, 2012 represent the aggregate unused portions under the two facilities and constitute derivative financial instruments. These notional amounts are calculated as the maximum aggregate facility commitment amounts, currently $2,125.0 million, less the aggregate actual adjusted qualifying borrowing base outstanding of $1,838.6 million at June 30, 2013 and $2,018.4 million at December 31, 2012. The notional amounts of the derivatives will increase as the adjusted qualifying borrowing base decreases due to repayment of the underlying asset-backed securities (ABS) to investors. If CIT funds additional ABS under the facilities, the aggregate adjusted qualifying borrowing base of the total return swaps will increase and the notional amount of the derivatives will decrease accordingly.

Valuation of the derivatives related to the GSI facilities is based on several factors using a discounted cash flow (DCF) methodology, including:

■	CIT’s funding costs for similar financings based on current market conditions;

■	Forecasted usage of the long-dated facilities through the final maturity date in 2028; and

■	Forecasted amortization, including prepayment assumptions, due to principal payments on the underlying ABS, which impacts the amount of the unutilized portion.

Based on the Company’s valuation, a liability of $8.0 million and $5.8 million was recorded at June 30, 2013 and December 31, 2012, respectively. The change in value is recorded in other income in the statement of operations.

Impact of Collateral and Netting Arrangements on the Total Derivative Portfolio

The following tables present a summary, as at June 30, 2013 and December 31, 2012, of the gross amounts of recognized financial assets and liabilities; the amounts offset under current GAAP in the consolidated balance sheet; the net amounts presented in the consolidated balance sheet; the amounts subject to an enforceable master netting arrangement or similar agreement that were not included in the offset amount above, and the amount of cash collateral received or pledged. Substantially the entire derivative portfolio is under an International Swaps and Derivatives Association (“ISDA”) agreement.

22   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Offsetting of Derivative Assets and Liabilities (dollars in millions)

				Gross Amounts not offset in the Consolidated Balance Sheet
	Gross Amount of Recognized Assets (Liabilities)	Gross Amount Offset in the Consolidated Balance Sheet	Net Amount Presented in the Consolidated Balance Sheet	Derivative Financial Instruments(5)	Cash Collateral Pledged/ (Received)(5)(6)	Net Amount
June 30, 2013
Derivative assets(1)	$85.2	$–	$85.2	$(6.7)	$(67.2)	$11.3
Derivative liabilities(2)	(46.4)	–	(46.4)	6.7	0.2	(39.5)
December 31, 2012
Derivative assets(3)	10.3	–	10.3	(7.6)	(1.7)	1.0
Derivative liabilities(4)	(120.4)	–	(120.4)	8.0	73.3	(39.1)

(1)	Includes $39.2 million of qualifying hedges reported in other assets and $46.0 million of non-qualifying hedges reported in Trading assets at fair value-derivatives.

(2)	Includes $(2.3) million of qualifying hedges reported in other liabilities and $(44.1) million of non-qualifying hedges reported in Trading liabilities at fair value-derivatives.

(3)	Includes $1.9 million of qualifying hedges reported in other assets and $8.4 million of non-qualifying hedges reported in Trading assets at fair value-derivatives.

(4)	Includes $(38.5) million of qualifying hedges reported in other liabilities and $(81.9) million of non-qualifying hedges reported in Trading liabilities at fair value-derivatives.

(5)	The Company’s derivative transactions are governed by ISDA agreements that allow for net settlements of certain payments as well as offsetting of all contracts (“Derivative Financial Instruments”) with a given counterparty in the event of bankruptcy or default of one of the two parties to the transaction. We believe our ISDA agreements meet the definition of a master netting arrangement or similar agreement for purposes of the above disclosure. In conjunction with the ISDA agreements, the Company has entered into collateral arrangements with its counterparties which provide for the exchange of cash depending on the change in the market valuation of the derivative contracts outstanding. Such collateral is available to be applied in settlement of the net balances upon the event of default by one of the counterparties.

(6)	Collateral pledged or received is included in Other assets or Other liabilities, respectively.

The following table presents the impact of derivatives on the statements of operations:

Derivative Instrument Gains and Losses (dollars in millions)

		Quarters Ended June 30,		Six Months Ended June 30,
Derivative Instruments	Gain / (Loss) Recognized	2013	2012	2013	2012
Qualifying Hedges
Foreign currency forward contracts – cash flow hedges	Other income	$1.0	$6.5	$0.7	$2.0
Total Qualifying Hedges		1.0	6.5	0.7	2.0
Non Qualifying Hedges
Cross currency swaps	Other income	3.2	15.8	10.0	4.5
Interest rate swaps	Other income	8.0	(0.1)	11.7	(1.0)
Interest rate options	Other income	0.1	(0.3)	0.2	(0.5)
Foreign currency forward contracts	Other income	20.7	10.6	45.4	(5.4)
Equity warrants	Other income	–	0.2	0.2	0.1
TRS	Other income	(4.9)	–	(2.2)	–
Total Non-qualifying Hedges		27.1	26.2	65.3	(2.3)
Total derivatives-income statement impact		$28.1	$32.7	$66.0	$(0.3)

Item 1:  Consolidated Financial Statements  23

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the changes in AOCI relating to derivatives:

Changes in AOCI Relating to Derivatives (dollars in millions)

Contract Type	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Quarter Ended June 30, 2013
Foreign currency forward contracts – cash flow hedges	$1.0	$–	$1.0	$1.0	$–
Foreign currency forward contracts – net investment hedges	(4.6)	–	(4.6)	24.7	29.3
Cross currency swaps – net investment hedges	(0.1)	–	(0.1)	4.9	5.0
Total	$(3.7)	$–	$(3.7)	$30.6	$34.3
Quarter Ended June 30, 2012
Foreign currency forward contracts – cash flow hedges	$6.5	$–	$6.5	$6.7	$0.2
Foreign currency forward contracts – net investment hedges	3.2	–	3.2	42.8	39.6
Cross currency swaps – net investment hedges	–	–	–	7.5	7.5
Total	$9.7	$–	$9.7	$57.0	$47.3
Six Months Ended June 30, 2013
Foreign currency forward contracts – cash flow hedges	$0.7	$–	$0.7	$0.6	$(0.1)
Foreign currency forward contracts – net investment hedges	(7.8)	–	(7.8)	44.0	51.8
Cross currency swaps – net investment hedges	(0.1)	–	(0.1)	8.7	8.8
Total	$(7.2)	$–	$(7.2)	$53.3	$60.5
Six Months Ended June 30, 2012
Foreign currency forward contracts – cash flow hedges	$2.1	$–	$2.1	$2.7	$0.6
Foreign currency forward contracts – net investment hedges	3.4	–	3.4	(5.3)	(8.7)
Cross currency swaps – net investment hedges	–	–	–	(2.7)	(2.7)
Total	$5.5	$–	$5.5	$(5.3)	$(10.8)

The estimated amount of net losses on cash flow hedges recorded in AOCI at June 30, 2013 expected to be recognized in income over the next 12 months is not significant.

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

24   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company characterizes inputs in the determination of fair value according to the fair value hierarchy. The fair value of the Company’s assets and liabilities where the measurement objective specifically requires the use of fair value are set forth in the tables below:

Assets and Liabilities Measured at Fair Value on a Recurring Basis (dollars in millions)

June 30, 2013	Total	Level 1	Level 2	Level 3
Assets
Debt Securities AFS	$1,211.1	$10.4	$1,200.7	$–
Equity Securities AFS	13.2	13.2	–	–
Trading assets at fair value – derivatives	46.0	–	46.0	–
Derivative counterparty assets at fair value	39.2	–	39.2	–
Total Assets	$1,309.5	$23.6	$1,285.9	$–
Liabilities
Trading liabilities at fair value – derivatives	$(44.1)	$–	$(36.1)	$(8.0)
Derivative counterparty liabilities at fair value	(2.3)	–	(2.3)	–
Total Liabilities	$(46.4)	$–	$(38.4)	$(8.0)
December 31, 2012
Assets
Debt Securities AFS	$767.6	$17.3	$750.3	$–
Equity Securities AFS	14.3	14.3	–	–
Trading assets at fair value – derivatives	8.4	–	8.4	–
Derivative counterparty assets at fair value	1.9	–	1.9	–
Total	$792.2	$31.6	$760.6	$–
Liabilities
Trading liabilities at fair value – derivatives	$(81.9)	$–	$(76.1)	$(5.8)
Derivative counterparty liabilities at fair value	(38.5)	–	(38.5)	–
Total	$(120.4)	$–	$(114.6)	$(5.8)

The following table presents financial instruments for which a non-recurring change in fair value has been recorded:

Assets Measured at Fair Value on a Non-recurring Basis (dollars in millions)

	Fair Value Measurements at Reporting Date Using:
	Total	Level 1	Level 2	Level 3	Total Gains and (Losses)
Assets
June 30, 2013
Assets held for sale	$212.8	$–	$–	$212.8	$(22.3)
Impaired loans	51.8	–	–	51.8	(10.3)
Total	$264.6	$–	$–	$264.6	$(32.6)
December 31, 2012
Assets held for sale	$296.7	$–	$–	$296.7	$(106.9)
Impaired loans	61.0	–	–	61.0	(40.9)
Total	$357.7	$–	$–	$357.7	$(147.8)

Loans are transferred from held for investment (“HFI”) to Assets held for sale (“HFS”) at the lower of cost or fair value. At the time of transfer, a write-down of the loan is recorded as a charge-off, if applicable. Once classified as HFS, the amount by which the carrying value exceeds fair value is recorded as a valuation allowance.

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

Level 3 Gains and Losses

The tables below set forth a summary of changes in the estimated fair value of the Company’s Level 3 financial assets and liabilities measured on a recurring basis:

Changes in Fair Value of Level 3 Financial Assets and Liabilities Measured on a Recurring Basis (dollars in millions)

	Total	Derivatives
December 31, 2012	$(5.8)	$(5.8)
Gains or losses realized/unrealized
Included in Other Income	(2.2)	(2.2)
June 30, 2013	$(8.0)	$(8.0)

Level 3 liabilities at June 30, 2013 represent the valuation of the derivatives related to the GSI facilities. There were no Level 3 assets or liabilities measured on a recurring basis at June 30, 2012.

Fair Values of Financial Instruments

The carrying and estimated fair values of financial instruments presented below exclude leases and certain other assets and liabilities, for which disclosure is not required.

Estimated Fair Value of Assets and Liabilities (dollars in millions)

	June 30, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Trading assets at fair value – derivatives	$46.0	$46.0	$8.4	$8.4
Derivative counterparty assets at fair value	39.2	39.2	1.9	1.9
Assets held for sale (excluding leases)	434.3	434.7	58.3	61.9
Loans (excluding leases)	16,063.7	15,976.4	15,685.0	15,919.9
Investment Securities	1,558.0	1,552.4	1,065.5	1,068.3
Other assets subject to fair value disclosure and unsecured counterparty receivables(1)	986.7	986.7	1,084.0	1,084.0
Liabilities
Deposits(2)	(11,204.1)	(11,306.4)	(9,721.8)	(9,931.8)
Trading liabilities at fair value – derivatives	(44.1)	(44.1)	(81.9)	(81.9)
Derivative counterparty liabilities at fair value	(2.3)	(2.3)	(38.5)	(38.5)
Long-term borrowings(2)	(21,194.7)	(21,628.7)	(22,161.4)	(23,180.8)
Other liabilities subject to fair value disclosure(3)	(1,916.0)	(1,916.0)	(1,953.1)	(1,953.1)

(1)	Other assets subject to fair value disclosure primarily include accrued interest receivable and miscellaneous receivables. These assets have carrying values that approximate fair value generally due to the short-term nature and are classified as level 3. The unsecured counterparty receivables primarily consist of amounts owed to CIT from GSI for debt discount, return of collateral posted to GSI and settlements resulting from market value changes to asset-backed securities underlying the GSI Facilities.

(2)	Deposits and long-term borrowings include accrued interest, which is included in “Other liabilities” in the Balance Sheet.

(3)	Other liabilities subject to fair value disclosure include accounts payable, accrued liabilities, customer security and maintenance deposits and miscellaneous liabilities. The fair value of these approximates carrying value and are classified as level 3.

26   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Assumptions Used to Value Financial Instruments

Derivatives – The estimated fair values of derivatives were calculated internally using observable market data and represent the net amount receivable or payable to terminate, taking into account current market rates, which represent Level 2 inputs, except for the TRS derivative that utilized Level 3 inputs. See Note 6 — Derivative Financial Instruments for notional principal amounts and fair values.

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

Loans – Since there is no liquid secondary market for most loans in the Company’s portfolio, the fair value is estimated based on discounted cash flow analyses, which are considered Level 3 inputs. In addition to the characteristics of the underlying contracts, key inputs to the analysis include interest rates, prepayment rates, and credit spreads. For the commercial loan portfolio, the market based credit spread inputs are derived from instruments with comparable credit risk characteristics obtained from independent third party vendors. For the consumer loan portfolio, the discount spread is derived based on the company’s estimate of a market participant’s required return on equity that incorporates credit loss estimates based on expected and current default rates. As these Level 3 unobservable inputs are specific to individual loans/collateral types, management does not believe that sensitivity analysis of individual inputs is meaningful, but rather that sensitivity is more meaningfully assessed through the evaluation of aggregate carrying values of the loans. The fair value of loans at June 30, 2013 was $16.0 billion, which is 99.5% of carrying value. At June 30, 2013 the fair value of the commercial loans portfolio was $12.3 billion, 97.7% of carrying value, and the fair value of the consumer portfolio was $3.7 billion, 105.6% of carrying value.

Impaired Loans – The value of impaired loans is estimated using the fair value of collateral (on an orderly liquidation basis) if the loan is collateralized, or the present value of expected cash flows utilizing the current market rate for such loan. As these Level 3 unobservable inputs are specific to individual loans / collateral types, management does not believe that sensitivity analysis of individual inputs is meaningful, but rather that sensitivity is more meaningfully assessed through the evaluation of aggregate carrying values of impaired loans relative to contractual amounts owed (unpaid principal balance or “UPB”) from customers. As of June 30, 2013, the UPB related to impaired loans, including loans for which the Company is applying the income recognition and disclosure guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality), totaled $448.7 million. Including related allowances, these loans are carried at $316.9 million, or 71% of UPB. Of these amounts, $206.7 million and $181.2 million of UPB and carrying value relate to loans with no specific allowance. The difference between UPB and carrying value reflects cumulative charge-offs on accounts remaining in process of collection, FSA discounts and allowances. See Note 2 — Loans for more information.

Deposits – The fair value of deposits was estimated based upon a present value discounted cash flow analysis. Discount rates used in the present value calculation are based on the Company’s average current deposit rates for similar terms, which are Level 3 inputs.

Long-term borrowings – Unsecured borrowings of approximately $11.8 billion par value at June 30, 2013, were valued based on quoted market prices, which are Level 1 inputs. Approximately $5.8 billion par value of the secured borrowings at June 30, 2013 utilized market inputs to estimate fair value, which are Level 2 inputs. Where market estimates were not available for approximately $3.7 billion par value at June 30, 2013, fair values were estimated using a discounted cash flow analysis with a discount rate approximating current market rates for issuances by CIT of similar term debt, which are Level 3 inputs.

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

The calculation of the Company’s regulatory capital ratios are subject to review and consultation with the Federal Reserve Bank, which may result in refinements to amounts reported at June 30, 2013.

Tier 1 Capital and Total Capital Components (dollars in millions)

	CIT				CIT Bank
Tier 1 Capital	June 30, 2013		December 31, 2012		June 30, 2013	December 31, 2012
Total stockholders’ equity	$8,677.2		$8,334.8		$2,521.7	$2,437.2
Effect of certain items in accumulated other comprehensive loss excluded from Tier 1 Capital	41.6		41.1		–	(0.4)
Adjusted total equity	8,718.8		8,375.9		2,521.7	2,436.8
Less: Goodwill	(344.5)		(345.9)		–	–
Disallowed intangible assets	(24.8)		(32.7)		–	–
Investment in certain unconsolidated subsidiaries	(32.4)		(34.4)		–	–
Other Tier 1 components(1)	(39.1)		(68.0)		–	(14.3)
Tier 1 Capital	8,278.0		7,894.9		2,521.7	2,422.5
Tier 2 Capital
Qualifying allowance for credit losses and other reserves(2)	394.1		402.6		161.4	141.2
Less: Investment in certain unconsolidated subsidiaries	(32.4)		(34.4)		–	–
Other Tier 2 components(3)	–		0.5		–	0.3
Total qualifying capital	$8,639.7		$8,263.6		$2,683.1	$2,564.0
Risk-weighted assets	$50,718.0		$48,580.1		$12,892.7	$11,289.1
Total Capital (to risk-weighted assets):
Actual	17.0%		17.0%		20.8%	22.7%
Required Ratio for Capital Adequacy Purposes	13.0	%(4)	13.0	%(4)	8.0%	8.0%
Tier 1 Capital (to risk-weighted assets):
Actual	16.3%		16.3%		19.6%	21.5%
Required Ratio for Capital Adequacy Purposes	4.0%		4.0%		4.0%	4.0%
Tier 1 Leverage Ratio:
Actual	18.7%		18.3%		18.5%	20.2%
Required Ratio for Capital Adequacy Purposes	4.0%		4.0%		4.0%	4.0%

(1)	Includes the portion of net deferred tax assets that does not qualify for inclusion in Tier 1 capital based on the capital guidelines, the Tier 1 capital charge for nonfinancial equity investments and the Tier 1 capital deduction for net unrealized losses on available-for-sale marketable securities (net of tax).

(2)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit, and deferred purchase agreements, all of which are recorded in Other Liabilities.

(3)	Banking organizations are permitted to include in Tier 2 Capital up to 45% of net unrealized pretax gains on available-for-sale equity securities with readily determinable fair values.

(4)	The Company committed to maintaining certain capital ratios above regulatory minimum levels.

28   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 9 — INCOME TAXES

The Company’s second quarter tax provision was $32.2 million, compared to $45.4 million in the year-ago quarter. The second quarter income tax expense included net discrete items of $21.7 million, of which approximately $24 million related to the establishment of valuation allowances on certain international deferred tax assets due to our international platform rationalizations. Excluding the discrete items, the current quarter’s tax provision primarily reflected the recognition of income tax expense on the earnings of certain international operations and state income tax expense in the U.S. The $45.4 million provision for the second quarter of 2012 was primarily driven by the establishment of income tax reserves on uncertain tax positions and other discrete items.

The Company’s tax provision was $47.4 million for the ix months ended June 30, 2013 compared to $85.7 million in the prior year period. The decrease from the prior year was primarily a result of the reduction in foreign income tax expense on lower international earnings. Included in the year-to-date tax provision is approximately $16.4 million of net discrete tax expense that primarily related to the establishment of valuation allowances against certain international net deferred tax assets due to our international platform rationalizations partially offset by incremental tax benefits associated with favorable settlements of prior year international tax audits.

The change in the effective tax rate each period is impacted by a number of factors, including the relative mix of domestic and foreign earnings, valuation allowances in various jurisdictions, and discrete items. The actual year-end 2013 effective tax rate may vary from the currently projected tax rate due to the changes in the factors mentioned above.

As of December 31, 2012, CIT had cumulative U.S. federal net operating loss carry-forwards (NOLs) of $4.9 billion, of which $2.3 billion was related to pre-emergence losses. These NOLs will expire beginning in 2027 through 2032. The Company generated a modest amount of domestic taxable earnings in the second quarter and year-to-date, which decreased the U.S. federal net operating loss carry-forwards and its respective valuation allowance. The Company has not recognized any tax benefit on its prior year domestic losses due to uncertainties related to the ability to realize its net deferred tax assets in the future. Pursuant to Section 382 of the Internal Revenue Code, the Company is generally subject to a $230 million annual limitation on the use of its $2.3 billion of pre-emergence NOLs. NOLs arising in post-emergence years are not subject to this limitation absent another ownership change as defined by the Internal Revenue Service (IRS) for U.S. tax purposes.

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

While certain foreign entities with net operating loss carry-forwards have been profitable, the Company continues to record a full valuation allowance on these entities’ net deferred tax assets due to their history of losses. A sustained period of profitability in each of these foreign entities is required before the Company would change its judgment regarding the need for valuation allowances against the net deferred tax assets. Management will evaluate reversing the valuation allowances and recognizing the net deferred tax assets of certain foreign reporting entities later this year provided there is continued improvement in the operating results.

Liabilities for Uncertain Tax Positions

The Company’s potential liability for uncertain tax positions totaled $319.2 million at June 30, 2013 and $317.8 million at December 31, 2012. Management estimates that this liability may be reduced by up to $5 million within the next twelve months. The Company’s accrued liability for interest and penalties totaled $12.8 million at June 30, 2013 and $12.6 million at December 31, 2012. The Company recognizes accrued interest and penalties on unrecognized tax benefits in income tax expense.

Item 1:  Consolidated Financial Statements  29

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 10 — STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss)

The following table details the components of Accumulated Other Comprehensive Income (Loss):

Components of Accumulated Other Comprehensive Income (Loss) (dollars in millions)

	June 30, 2013			December 31, 2012
	Gross Unrealized	Income Taxes	Net Unrealized	Gross Unrealized	Income Taxes	Net Unrealized
Changes in benefit plan net gain/(loss) and prior service (cost)/credit	$(42.6)	$0.3	$(42.3)	$(43.5)	$0.4	$(43.1)
Foreign currency translation adjustments	(43.9)	–	(43.9)	(36.6)	–	(36.6)
Changes in fair values of derivatives qualifying as cash flow hedges	(0.1)	–	(0.1)	(0.1)	–	(0.1)
Unrealized net gains (losses) on available for sale securities	1.4	(0.6)	0.8	3.5	(1.4)	2.1
Total accumulated other comprehensive loss	$(85.2)	$(0.3)	$(85.5)	$(76.7)	$(1.0)	$(77.7)

The following table details the changes in the components of Accumulated Other Comprehensive Income (Loss).

Changes in Accumulated Other Comprehensive Income (Loss) by Component(1) (dollars in millions)

	Changes in benefit plan net gain/(loss) and prior service (cost)/credit	Foreign currency translation adjustments	Unrealized net gains (losses) on available for sale securities	Changes in fair values of derivatives qualifying as cash flow hedges	Total accumulated other comprehensive income (loss) (“AOCI”)
Balance as of December 31, 2012	$(43.1)	$(36.6)	$2.1	$(0.1)	$(77.7)
AOCI activity before reclassifications	1.2	(14.9)	(1.7)	0.7	(14.7)
Amounts reclassed from AOCI	(0.4)	7.6	0.4	(0.7)	6.9
Net current period AOCI	0.8	(7.3)	(1.3)	–	(7.8)
Balance as of June 30, 2013	$(42.3)	$(43.9)	$0.8	$(0.1)	$(85.5)
Balance as of December 31, 2011	$(54.8)	$(28.2)	$1.1	$(0.7)	$(82.6)
AOCI activity before reclassifications	–	(7.0)	0.6	2.7	(3.7)
Amounts reclassed from AOCI	0.7	(3.4)	–	(2.0)	(4.7)
Net current period AOCI	0.7	(10.4)	0.6	0.7	(8.4)
Balance as of June 30, 2012	$(54.1)	$(38.6)	$1.7	$–	$(91.0)

(1)	All amounts are net-of-tax.

Other Comprehensive Income (Loss)

The amounts included in the Statement of Comprehensive Income (Loss) are net of income taxes. The change in income taxes associated with changes in benefit plans net gain/(loss) and prior service (cost)/credit were not significant for the quarters ended June 30, 2013 and June 30, 2012 as well as for the six months ended June 30, 2013. Changes in income taxes associated with changes in benefit plans net gain/(loss) and prior service (cost)/credit were $1.7 million for the six months ended June 30, 2012. The change in income taxes associated with net unrealized gains on available for sale securities totaled approximately ($0.6) million for the quarter ended June 30, 2013 and $0.1 million for the June 30, 2012 quarter and ($0.9) million for the six months ended June 30, 2013 and $0.8 million for the six months ended June 30, 2012. There were no income taxes associated with foreign currency translation adjustments and changes in fair values of derivatives qualifying as cash flow hedges for the quarters and six months ended June 30, 2013 and June 30, 2012.

The changes in benefit plans net gain/(loss) and prior service (cost)/credit reclassification adjustments impacting net income was $(0.5) million for the quarter and $(0.4) million for the six months ended June 30, 2013 and was $0.4 million for the quarter ended June 30, 2012 and $0.7 million for the six months ended June 30, 2102. The reclassification adjustments for unrealized gains (losses) on investments recognized through income were $0.4 million for the quarter and six months ended June 30, 2013 and were insignificant in the prior year periods.

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

Reclassifications out of Accumulated Other Comprehensive Income for Periods Ended June 30, (dollars in millions)

	Quarters Ended June 30,						Six Months Ended June 30,						Affected Income Statement
	2013			2012			2013			2012			line item
	Gross Amount	Tax	Net Amount	Gross Amount	Tax	Net Amount	Gross Amount	Tax	Net Amount	Gross Amount	Tax	Net Amount
Changes in benefit plan net gain/(loss) and prior service (cost)/credit gains/(losses)	$(0.5)	$–	$(0.5)	$0.4	$–	$0.4	$(0.4)	$–	$(0.4)	$2.5	$(1.8)	$0.7	Expenses
Foreign currency translation adjustments gains/(losses)	4.4	–	4.4	(3.2)	–	(3.2)	7.6	–	7.6	(3.4)	–	(3.4)	Other Income
Net unrealized gains (losses) on available for sale securities gains/(losses)	0.7	(0.3)	0.4	–	–	–	0.7	(0.3)	0.4	–	–	–	Other Income
Changes in fair value of derivatives qualifying as cash flow hedges gains/(losses)	(1.0)	–	(1.0)	(6.5)	–	(6.5)	(0.7)	–	(0.7)	(2.0)	–	(2.0)	Other Income
Total Reclassifications out of AOCI	$3.6	$(0.3)	$3.3	$(9.3)	$–	$(9.3)	$7.2	$(0.3)	$6.9	$(2.9)	$(1.8)	$(4.7)

NOTE 11 — COMMITMENTS

The accompanying table summarizes credit-related commitments, as well as purchase and funding commitments:

Commitments (dollars in millions)

	June 30, 2013
	Due to Expire			December 31, 2012
	Within One Year	After One Year	Total Outstanding	Total Outstanding
Financing Commitments
Financing and leasing assets	$1,128.9	$3,052.8	$4,181.7	$3,301.2
Letters of credit
Standby letters of credit	40.1	252.9	293.0	238.5
Other letters of credit	55.0	–	55.0	53.6
Guarantees
Deferred purchase agreements	2,267.7	–	2,267.7	1,841.5
Guarantees, acceptances and other recourse obligations	10.1	4.4	14.5	17.4
Purchase and Funding Commitments
Aerospace manufacturer purchase commitments	669.3	8,793.3	9,462.6	9,168.3
Rail and other manufacturer purchase commitments	720.3	609.0	1,329.3	927.4
Commercial loan portfolio purchase commitment	–	–	–	1,258.3

Item 1:  Consolidated Financial Statements  31

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Financing Commitments

Financing commitments, referred to as loan commitments or lines of credit, reflect CIT’s agreements to lend to its customers, subject to the customers’ compliance with contractual obligations. Included in the above are commitments that have been extended to and accepted by customers, clients or agents, but on which the criteria for funding have not been completed of $754 million at June 30, 2013 and $325 million at December 31, 2012. Financing commitments also include credit line agreements to Trade Finance clients that are cancellable by us only after a notice period. The notice period is typically 90 days or less. The amount available under these credit lines, net of amount of receivables assigned to us, is $292 million at June 30, 2013. As financing commitments may not be fully drawn, expire unused, be reduced or cancelled at the customer’s request, and require the customer to be in compliance with certain conditions, total commitment amounts do not necessarily reflect actual future cash flow requirements.

The table above includes approximately $0.8 billion of undrawn commitments at June 30, 2013 and $0.6 billion at December 31, 2012 for instances where the customer is not in compliance with contractual obligations, and therefore CIT does not have the contractual obligation to lend.

At June 30, 2013, substantially all undrawn financing commitments were senior facilities. Most of the Company’s undrawn and available financing commitments are in Corporate Finance.

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

Deferred Purchase Agreements

A Deferred Purchase Agreement (“DPA”) is provided in conjunction with Trade Finance factoring, whereby CIT provides a client with credit protection for trade receivables without purchasing the receivables. The trade receivable terms are generally sixty days or less. If the client’s customer is unable to pay an undisputed receivable solely as the result of credit risk, then CIT purchases the receivable from the client. The outstanding amount in the table above is the maximum potential exposure that CIT would be required to pay under all DPAs. This maximum amount would only occur if all receivables subject to DPAs default in the manner described above, thereby requiring CIT to purchase all such receivables from the DPA clients.

The table above includes $1,427 million of DPA credit protection at June 30, 2013, related to receivables which have been presented to us for credit protection after shipment of goods has occurred and the customer has been invoiced. The table also includes $841 million available under DPA credit line agreements, net of amount of DPA credit protection provided at June 30, 2013. The DPA credit line agreements specify a contractually committed amount of DPA credit protection and are cancellable by us only after a notice period. The notice period is typically 90 days or less.

The methodology used to determine the DPA liability is similar to the methodology used to determine the allowance for loan losses associated with the finance receivables, which reflects embedded losses based on various factors, including expected losses reflecting the Company’s internal customer and facility credit ratings. The liability recorded in Other Liabilities related to the DPAs totaled $6.4 million and $5.6 million at June 30, 2013 and December 31, 2012, respectively.

32   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Purchase and Funding Commitments

CIT’s purchase commitments relate primarily to purchases of commercial aircraft and rail equipment. Commitments to purchase new commercial aircraft are predominantly with Airbus Industries (“Airbus”), The Boeing Company (“Boeing”) and Embraer S.A. (“Embraer”). CIT may also commit to purchase an aircraft directly with an airline. Aerospace equipment purchases are contracted for specific models, using baseline aircraft specifications at fixed prices, which reflect discounts from fair market purchase prices prevailing at the time of commitment. The delivery price of an aircraft may change depending on final specifications. Equipment purchases are recorded at the delivery date. The estimated commitment amounts in the preceding table are based on contracted purchase prices reduced for pre-delivery payments to date and exclude buyer furnished equipment selected by the lessee. Pursuant to existing contractual commitments, 161 aircraft remain to be purchased from Airbus, Boeing and Embraer at June 30, 2013. Aircraft deliveries are scheduled periodically through 2020. Commitments exclude unexercised options to order additional aircraft.

The Company’s rail business entered into commitments to purchase railcars from multiple manufacturers. Pursuant to these contractual commitments, at June 30, 2013, approximately 10,000 railcars remain to be purchased with deliveries through 2015. Rail equipment purchase commitments are at fixed prices subject to price increases for certain materials.

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

For certain Litigation matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of established reserves and insurance. For other matters for which a loss is probable or reasonably possible, such an estimate cannot be determined. For Litigation where losses are reasonably possible, management currently estimates the aggregate range of reasonably possible losses as up to $320 million in excess of established reserves and insurance related to those matters, if any. This estimate represents reasonably possible losses (in excess of established reserves and insurance) over the life of such Litigation, which may span a currently indeterminable number of years, and is based on information currently available as of June 30, 2013. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate.

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

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

about CIT’s tax position, including past usage and retention of the various attributes on its consolidated tax return. Notwithstanding the Standstill Agreement, Tyco filed a Notice of Arbitration during the second quarter of 2011, demanding arbitration of its alleged contractual damages resulting from rejection of the Tax Agreement. CIT filed an adversary proceeding in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), seeking to subordinate Tyco’s interests under section 510(b) of the Bankruptcy Code, which would result in Tyco being treated like equity holders under CIT’s confirmed Plan of Reorganization and receiving no recovery in connection with the termination of the Tax Agreement. In December 2011, the Bankruptcy Court denied the request to subordinate Tyco’s interests (the “Decision”). In September 2012, the Second Circuit Court of Appeals affirmed the Bankruptcy Court’s decision, and thus the arbitration process is proceeding.

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

NOTE 13 — BUSINESS SEGMENT INFORMATION

Management’s Policy in Identifying Reportable Segments

CIT’s reportable segments are comprised of strategic business units that are aggregated into segments primarily based upon industry categories and, to a lesser extent, the core competencies relating to product origination, distribution methods, operations and servicing and the nature of their regulatory environment. This segment reporting is consistent with the presentation of financial information to management.

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

34   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Business Segments (dollars in millions)

	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Commercial Segments	Consumer	Total Segments	Corporate and Other	Total CIT
Quarter Ended June 30, 2013
Interest income	$133.9	$35.2	$14.6	$130.3	$314.0	$33.3	$347.3	$4.3	$351.6
Interest expense	(60.6)	(125.8)	(7.1)	(54.9)	(248.4)	(18.9)	(267.3)	(14.1)	(281.4)
Provision for credit losses	(7.4)	0.2	2.2	(9.7)	(14.7)	–	(14.7)	0.1	(14.6)
Rental income on operating leases	4.2	389.8	–	58.4	452.4	–	452.4	–	452.4
Other income	28.8	25.3	32.4	(10.8)	75.7	0.2	75.9	3.4	79.3
Depreciation on operating lease equipment	(2.5)	(112.0)	–	(26.8)	(141.3)	–	(141.3)	–	(141.3)
Operating expenses	(55.1)	(48.0)	(28.8)	(81.7)	(213.6)	(6.1)	(219.7)	(10.0)	(229.7)
Income (loss) before (provision) benefit for income taxes	$41.3	$164.7	$13.3	$4.8	$224.1	$8.5	$232.6	$(16.3)	$216.3
Quarter Ended June 30, 2012
Interest income	$171.1	$35.5	$14.1	$136.6	$357.3	$48.5	$405.8	$4.5	$410.3
Interest expense	(130.9)	(286.6)	(17.7)	(110.7)	(545.9)	(26.4)	(572.3)	(61.9)	(634.2)
Provision for credit losses	(7.7)	(0.1)	2.2	(3.1)	(8.7)	(0.2)	(8.9)	–	(8.9)
Rental income on operating leases	2.3	383.7	–	60.2	446.2	–	446.2	–	446.2
Other income	73.4	13.5	33.3	7.7	127.9	17.5	145.4	(6.0)	139.4
Depreciation on operating lease equipment	(1.2)	(102.0)	–	(27.6)	(130.8)	–	(130.8)	–	(130.8)
Operating expenses	(60.8)	(42.7)	(28.8)	(74.9)	(207.2)	(9.5)	(216.7)	(10.1)	(226.8)
Loss on debt extinguishments	–	–	–	–	–	–	–	(21.5)	(21.5)
Income (loss) before (provision) benefit for income taxes	$46.2	$1.3	$3.1	$(11.8)	$38.8	$29.9	$68.7	$(95.0)	$(26.3)
Six Months Ended June 30, 2013
Interest income	$272.8	$69.1	$29.2	$261.1	$632.2	$67.5	$699.7	$7.7	$707.4
Interest expense	(126.4)	(254.1)	(14.6)	(113.0)	(508.1)	(36.7)	(544.8)	(28.5)	(573.3)
Provision for credit losses	(20.1)	4.2	0.9	(19.2)	(34.2)	–	(34.2)	0.1	(34.1)
Rental income on operating leases	8.2	773.1	–	116.0	897.3	–	897.3	–	897.3
Other income	52.9	40.4	65.3	(12.2)	146.4	0.3	146.7	2.7	149.4
Depreciation on operating lease equipment	(4.7)	(227.8)	–	(52.1)	(284.6)	–	(284.6)	–	(284.6)
Operating expenses	(116.3)	(97.7)	(58.8)	(170.5)	(443.3)	(12.8)	(456.1)	(8.9)	(465.0)
Income (loss) before (provision) benefit for income taxes	$66.4	$307.2	$22.0	$10.1	$405.7	$18.3	$424.0	$(26.9)	$397.1
Select Period End Balances
Loans	$8,862.9	$2,004.9	$2,312.2	$4,968.1	$18,148.1	$3,530.2	$21,678.3	$–	$21,678.3
Credit balances of factoring clients	–	–	(1,205.0)	–	(1,205.0)	–	(1,205.0)	–	(1,205.0)
Assets held for sale	434.2	273.4	–	479.0	1,186.6	–	1,186.6	–	1,186.6
Operating lease equipment, net	72.0	12,034.1	–	220.1	12,326.2	–	12,326.2	–	12,326.2
Six Months Ended June 30, 2012
Interest income	$346.9	$69.5	$28.6	$283.8	$728.8	$98.7	$827.5	$9.1	$836.6
Interest expense	(349.1)	(746.6)	(50.1)	(296.7)	(1,442.5)	(91.9)	(1,534.4)	(180.4)	(1,714.8)
Provision for credit losses	(30.4)	(7.7)	(1.6)	(11.3)	(51.0)	(0.5)	(51.5)	–	(51.5)
Rental income on operating leases	5.1	759.1	–	122.6	886.8	–	886.8	–	886.8
Other income	276.9	27.0	69.6	6.5	380.0	19.9	399.9	(5.2)	394.7
Depreciation on operating lease equipment	(2.3)	(210.0)	–	(56.1)	(268.4)	–	(268.4)	–	(268.4)
Operating expenses	(128.1)	(88.5)	(60.4)	(155.9)	(432.9)	(20.4)	(453.3)	2.2	(451.1)
Loss on debt extinguishments	–	–	–	–	–	–	–	(44.4)	(44.4)
Income (loss) before (provision) benefit for income taxes	$119.0	$(197.2)	$(13.9)	$(107.1)	$(199.2)	$5.8	$(193.4)	$(218.7)	$(412.1)
Select Period End Balances
Loans	$7,549.7	$1,756.8	$2,371.3	$4,521.9	$16,199.7	$3,898.2	$20,097.9	$–	$20,097.9
Credit balances of factoring clients	–	–	(1,164.1)	–	(1,164.1)	–	(1,164.1)	–	(1,164.1)
Assets held for sale	103.8	394.5	–	376.5	874.8	559.2	1,434.0	–	1,434.0
Operating lease equipment, net	19.0	11,687.2	–	205.0	11,911.2	–	11,911.2	–	11,911.2

Item 1:  Consolidated Financial Statements  35

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 14 — SUBSEQUENT EVENT

On August 1, 2013, CIT issued $750 million aggregate principal amount of senior unsecured notes due 2023 (the “Notes”) that will bear interest at a per annum rate of 5.00%. The Notes were priced at 99.031% of the principal amount to yield 5.125% per annum.

36   CIT GROUP INC

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

and

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

OVERVIEW

CIT Group Inc., together with its subsidiaries (“we”, “our”, “CIT” or the “Company”), has provided financial solutions to its clients since its formation in 1908. CIT became a bank holding company (“BHC”) in December 2008 and a financial holding company in July 2013. CIT is regulated by the Board of Governors of the Federal Reserve System (“FRS”) and the Federal Reserve Bank of New York (“FRBNY”) under the U.S. Bank Holding Company Act of 1956. CIT Bank, a wholly-owned subsidiary, is a state chartered bank located in Salt Lake City, Utah, that offers commercial financing and leasing products as well as deposit products, such as certificates of deposits (“CDs”) and savings accounts.

We operate primarily in North America, with locations in Europe, South America and Asia. We are a commercial lender and lessor, providing financial solutions primarily to small businesses and middle market companies. Our clients operate in over 20 countries and in over 30 industries, including transportation, particularly aerospace and rail, manufacturing and retail. We have over $35 billion of financing and leasing assets at June 30, 2013.

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk” contain financial terms that are relevant to our business. You can find a glossary of key terms used in Part I Item 1. Business Overview in our Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”).

Management uses certain non-GAAP financial measures in its analysis of the financial condition and results of operations of the Company. See “Non-GAAP Financial Measurements” for a reconciliation of these to comparable financial measures based on accounting principles generally accepted in the United States of America (“GAAP”).

2013 PRIORITIES

During 2013, we continue to focus on growing earning assets, managing expenses and increasing business activity in CIT Bank in order to achieve our profitability metric targets. Enhancing internal control functions and our relationships with our regulators also remain an ongoing focus. During the quarter the Written Agreement dated August 12, 2009 between the FRBNY and the Company was terminated. On May 30, 2013, our Board of Directors approved the repurchase of up to $200 million of common stock through December 31, 2013 and in June we repurchased approximately 280 thousand shares at an average price of $44.36 per share. The following highlights additional 2013 accomplishments:

1.	Prudently Grow Assets

We plan to grow earning assets, either organically or through acquisitions, by focusing on existing products and markets as well as newer initiatives, including real estate, equipment, and maritime finance.

■	Commercial financing and leasing assets grew by approximately 1% during the second quarter to $31.7 billion at June 30, 2013, reflecting $2.9 billion of new business volume that was mostly offset by normal collections, prepayments, and asset sales. For the six months ended June 30, 2013, commercial assets increased by approximately 5%, reflecting origination volumes of $4.8 billion, supplemented by loan portfolio acquisitions in Corporate Finance and Vendor Finance in the first quarter. Newer initiatives, such as real estate, equipment and maritime finance, contributed to the growth.

2.	Execute on Expense Initiatives

In order to maintain our target pre-tax return on average earning assets of between 2.0% and 2.5%, we plan to reduce the quarterly run rate of operating expenses, excluding restructuring charges(1), to approximately $215 million in 2014.

■	Our second quarter operating expenses declined $9 million sequentially to $220 million excluding restructuring charges.

■	We have lowered headcount by over 200 since the beginning of the 2012 fourth quarter to 3,420 at June 30, 2013, reduced the use of third party resources, modified several benefit plans and consolidated some offices.

(1)	Operating expenses excluding restructuring costs is a non-GAAP measure. See “Non-GAAP Financial Measurements” for reconciliation of non-GAAP to GAAP financial information.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   37

■	We are in the process of streamlining certain of our subscale and/or international operations. In the 2013 first quarter, we decided to exit several platforms in Latin America and Asia, two of which were sold in the second quarter. We also moved approximately $450 million of financing and leasing assets in subscale platforms, mostly related to a Corporate Finance portfolio, to assets held for sale.

3.	Continue to Expand CIT Bank

CIT Bank will continue to fund virtually all of our U.S. lending and leasing volume, expand online deposit product offerings and evaluate launching a limited branch network.

■	Total assets at CIT Bank increased to $13.9 billion at June 30, 2013, up $0.6 billion for the quarter and $1.5 billion from December 31, 2012, reflecting growth in commercial financing and leasing assets. Funded new business volume totaled $1.8 billion for the quarter and $3.4 billion year-to-date, which represented essentially all U.S. volume. This volume was supplemented with a $700 million portfolio purchase in the first quarter.

■	Deposits grew by approximately $0.5 billion during the quarter and $1.5 billion year-to-date, consistent with asset growth and liquidity needs at the Bank.

4.	Continue Progress Towards Profitability Targets

We will focus on managing the business to improve profitability, grow book value and achieve our return on assets target.

■	Our second quarter pre-tax return on average earning assets was above our 2.0%-2.5% target range at 2.57%. Second quarter pre-tax income was $216 million and net income was $184 million.

■	Funding costs declined. The weighted average coupon rate of outstanding deposits and long-term borrowings was down slightly to 3.09% at June 30, 2013 from 3.13% at March 31, 2013. We also seek to increase the proportion of funding provided by deposits to between 35%-45% of total CIT funding. At June 30, 2013, we were close to that target.

■	We began to return capital through the repurchase of common stock as we move towards our target Total Capital Ratio of 13%.

SECOND QUARTER 2013 FINANCIAL OVERVIEW

During the second quarter we reported improved profitability and grew commercial business assets.

Net income for the 2013 second quarter totaled $184 million, $0.91 per diluted share, compared to a net loss of $73 million for the prior-year quarter, or $(0.36) per diluted share, and net income of $163 million for the prior quarter, $0.81 per diluted share. Year-to-date, net income for 2013 totaled $346 million, $1.71 per diluted share, compared to a net loss of $500 million for the prior year, or $(2.49) per diluted share.

Pre-tax income totaled $216 million for the 2013 second quarter compared to a pre-tax loss of $(26) million for the prior-year quarter and pre-tax income of $181 million for the prior quarter. Although pre-tax income increased on a GAAP basis compared to the prior-year quarter, pre-tax income excluding debt redemption charges(2) was $224 million in the current quarter, down from $260 million in the prior-year quarter and up from $199 million in the prior quarter. Year-to-date, pre-tax income excluding debt redemption charges for 2013 totaled $423 million, compared to $494 million for the prior year. The change in results excluding the debt redemption charges were primarily a result of lower gains on asset sales, which more than offset the decline in funding costs.

The following table presents pre-tax results adjusted for debt redemption charges, a non-GAAP measurement.

Impacts of FSA Accretion and Debt Refinancing Costs on Pre-tax Income (Loss) (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2013	2013	2012	2013	2012
Pre-tax income/(loss)	$216.3	$180.8	$(26.3)	$397.1	$(412.1)
Accelerated FSA net discount/(premium) on debt extinguishments and repurchases	8.1	17.8	264.9	25.9	861.8
Debt related – loss on debt extinguishments	–	–	21.5	–	44.4
Total debt redemption charges	8.1	17.8	286.4	25.9	906.2
Pre-tax income – excluding debt redemption charges	$224.4	$198.6	$260.1	$423.0	$494.1

Net finance revenue(3) (“NFR”) totaled $381 million for the 2013 second quarter, increased from $92 million in the prior-year and $366 million in the prior quarter. This improvement reflected lower funding costs that resulted primarily from a higher proportion of deposit funding and lower debt redemption costs. Excluding debt redemption charges, NFR was $389 million, up from $356 million in the prior-year quarter, primarily reflecting lower funding

(2)	Pre-tax income excluding debt redemption charges is a non-GAAP measure. Debt redemption charges include accelerated fresh start accounting debt discount amortization and loss on debt extinguishments. See “Non-GAAP Financial Measurements” for components and for reconciliation of non-GAAP to GAAP financial information.

(3)	Net finance revenue and average earning assets are non-GAAP measures; see “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

38   CIT GROUP INC

costs, and $383 million in the prior quarter. Year-to-date, excluding debt redemption charges, NFR was $773 million, up from $602 million in the prior year as the benefit of lower funding costs offset lower FSA loan accretion. While other institutions may use net interest margin (“NIM”) to measure earnings on interest bearing assets, defined as interest income less interest expense, we discuss NFR, which includes operating lease rental revenue and depreciation expense, due to the underlying assets significant impact on revenue and expense. Net operating lease revenue for the 2013 second quarter was down slightly from the prior-year quarter and up from the prior quarter. Year-to-date, net operating lease revenue for 2013 was down slightly from last year.

Average earning assets(3) (“AEA”) were $33.7 billion for the 2013 second quarter, up from $32.3 billion in the prior-year quarter, and $33.0 billion in the prior quarter. Average commercial earning assets totaled $30.1 billion in the current quarter, up from $27.3 billion for the prior-year quarter and $29.4 billion in the prior quarter. For the six months ended June 30, 2013, AEA totaled $33.3 billion, up from $32.7 billion a year ago, reflecting growth in commercial loans and leases, partially offset by sales of student loans last year.

NFR as a percentage of AEA (“net finance margin” or “NFM”) improved from the year-ago and prior quarters. Excluding debt redemption charges, NFM was 4.62% for the 2013 second quarter, improved from 4.41% in the prior-year quarter, primarily reflecting lower funding costs, and essentially flat with the prior quarter as lower FSA accretion and interest recoveries were partially offset by higher net operating lease revenue. Year-to-date, excluding debt redemption charges, NFM was 4.64%, up from 3.68% in the prior year.

Provision for credit losses for the 2013 second quarter was $15 million, compared to $9 million in the prior-year quarter, and $20 million in the prior quarter. Year-to-date, provision for credit losses for 2013 was $34 million, down from $52 million last year. The change in provision is largely reflective of the portfolio growth trends.

Other income for the 2013 second quarter of $79 million declined from $139 million in the year-ago quarter and increased from $70 million in the prior quarter. The decline from the year-ago quarter is attributable to several items, most notably lower counterparty receivable accretion, losses on loan and portfolio sales compared to gains in the prior periods, and fewer recoveries on pre-emergence charge-offs, which were partly offset by higher gains on leasing equipment sales and fee revenue. The sequential quarter increase is primarily due to higher gains on leasing equipment and an increase in fees, partially offset by the losses on loan and portfolio sales. Three notable components of other income – factoring commissions, gains on sales of leasing equipment, and fee revenues – increased in aggregate $16 million from the year-ago quarter and $18 million sequentially. Year-to-date, other income for 2013 was $149 million, down from $395 million last year, primarily due to lower gains on asset sales and counterparty receivable accretion.

Operating expenses for the 2013 second quarter were $230 million, up slightly from $227 million in the prior-year quarter on higher restructuring charges associated with our expense savings initiatives, and down from $235 million in the prior quarter. Excluding restructuring charges, operating expenses were down from both quarters. Headcount was 3,420, down from 3,570 at June 30, 2012 and 3,490 at March 31, 2013. Year-to-date, operating expenses excluding restructuring charges for 2013 were $450 million, up 1% from last year.

Provision for income taxes in the second quarter of 2013 was $32 million and included approximately $24 million related to the establishment of valuation allowances on certain international deferred tax assets due to our international platform rationalizations. Excluding this item, the current quarter’s effective tax rate reflected the recognition of tax expense on international earnings and state tax expense in the U.S. The provision for taxes in the year-ago quarter of $45 million included the establishment of income tax reserves on uncertain tax positions and other discrete items. Year-to-date, provision for income taxes for 2013 was $47 million, down from $86 million last year.

Total assets at June 30, 2013 were $44.6 billion, up $0.6 billion from December 31, 2012, and up $1.8 billion from June 30, 2012, reflecting growth in commercial financing and leasing assets (“Commercial FLA”). Commercial FLA increased to $31.7 billion, up $1.5 billion from December 31, 2012, and up $2.7 billion from June 30, 2012, reflecting new origination volume, supplemented by approximately $850 million of portfolio purchases in the 2013 first quarter. Consumer loans totaled $3.5 billion, down by approximately $170 million from December 31, 2012, reflecting the continued run off of student loans, and by over $0.9 billion from June 30, 2012, due to the sale of student loans in the 2012 fourth quarter and run-off. Cash and short-term investments totaled $6.9 billion, down from $7.6 billion at December 31, 2012 and down slightly from June 30, 2012.

Credit metrics remained stable at cycle lows. Net charge-offs were $29 million (0.53% of average finance receivables), up from $17 million (0.33%) in the prior-year quarter and $10 million (0.18%) in the prior quarter. Included in the current quarter was approximately $20 million of charge-offs related to the transfer of loans to assets held for sale in Corporate Finance. Absent this action, net charge-off comparisons were generally stable across the commercial segments. Year-to-date, net charge-offs for 2013 were $39 million (0.36%), essentially unchanged from last year. Non-accrual balances declined to $279 million at June 30, 2013 from $332 million at December 31, 2012 and $455 million at June 30, 2012.

(3)	Net finance revenue and average earning assets are non-GAAP measures; see “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   39

NET FINANCE REVENUE

The following tables present management’s view of consolidated NFR and NFM and includes revenues from loans and leased equipment, net of interest expense and depreciation, in dollars and as a percent of AEA.

Net Finance Revenue(1) and Net Finance Margin (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2013	2013	2012	2013	2012
Interest income	$351.6	$355.8	$410.3	$707.4	$836.6
Rental income on operating leases	452.4	444.9	446.2	897.3	886.8
Finance revenue	804.0	800.7	856.5	1,604.7	1,723.4
Interest expense	(281.4)	(291.9)	(634.2)	(573.3)	(1,714.8)
Depreciation on operating lease equipment	(141.3)	(143.3)	(130.8)	(284.6)	(268.4)
Net finance revenue	$381.3	$365.5	$91.5	$746.8	$(259.8)
Average Earning Assets(1)(2) (“AEA”)	$33,678.1	$33,022.8	$32,337.5	$33,315.5	$32,704.9
As a % of AEA:
Interest income	4.18%	4.31%	5.07%	4.25%	5.12%
Rental income on operating leases	5.37%	5.39%	5.52%	5.38%	5.42%
Finance revenue	9.55%	9.70%	10.59%	9.63%	10.54%
Interest expense	(3.34)%	(3.53)%	(7.84)%	(3.44)%	(10.49)%
Depreciation on operating lease equipment	(1.68)%	(1.74)%	(1.62)%	(1.71)%	(1.64)%
Net finance margin	4.53%	4.43%	1.13%	4.48%	(1.59)%
Net Finance Margin by Segment:
Corporate Finance	3.25%	3.45%	2.21%	3.36%	0.02%
Transportation Finance	5.26%	4.88%	0.89%	5.07%	(1.89)%
Trade Finance	2.83%	2.66%	(1.31)%	2.75%	(3.74)%
Vendor Finance	7.67%	7.72%	4.62%	7.71%	2.12%
Commercial Segments	5.00%	4.90%	1.86%	4.96%	(0.70)%
Consumer	1.62%	1.80%	1.76%	1.71%	0.24%

(1)	NFR and AEA are non-GAAP measures; see reconciliation of non-GAAP to GAAP financial information.

(2)	AEA are less than comparable balances displayed later in this document in ‘Select Data’ (Quarterly Average Balances) due to the exclusion of deposits with banks and other investments and the inclusion of credit balances of factoring clients.

NFR and NFR as a percentage of AEA (“NFM”) are key metrics used by management to measure the profitability of our lending and leasing assets. NFR includes interest and fee income on our loans and capital leases, rental income and depreciation from our leased equipment, interest and dividend income on cash and investments, as well as funding costs. Since our asset composition includes a high level of operating lease equipment (37% of AEA for the June 30, 2013 quarter), NFM is a more appropriate metric for CIT than net interest margin (“NIM”) (a common metric used by other bank holding companies), as NIM does not fully reflect the earnings of our portfolio because it includes the impact of debt costs on all our assets but excludes the net revenue (rental income less depreciation) from operating leases.

NFR increased from the prior-year quarter, largely due to the negative impact of accelerated debt FSA accretion in the prior-year quarter reflecting repayments of high cost debt, and increased from the prior quarter, reflecting increased assets. Accelerated FSA accretion on debt extinguishments decreased NFR by $8 million in the current quarter, $265 million in the prior-year quarter and $18 million in the prior quarter. Year-to-date, accelerated FSA accretion decreased NFR by $26 million in 2013 and $862 million in 2012. See Fresh Start Accounting section for FSA accretion details and the first table in Results by Business Segment for accelerated debt FSA accretion impact on each segment.

As detailed in the following table, excluding debt redemption charges, adjusted NFR was up from the prior-year quarter primarily on lower funding costs. Adjusted NFR was essentially flat with the prior quarter as discussed below in NFM.

40   CIT GROUP INC

Adjusted NFR ($) and NFM (%) (dollars in millions)

	Quarters Ended
	June 30, 2013		March 31, 2013		June 30, 2012
NFR / NFM	$381.3	4.53%	$365.5	4.43%	$91.5	1.13%
Accelerated FSA net discount/(premium) on debt extinguishments and repurchases	8.1	0.09%	17.8	0.21%	264.9	3.28%
Adjusted NFR / NFM	$389.4	4.62%	$383.3	4.64%	$356.4	4.41%

	Six Months Ended June 30,
	2013		2012
NFR / NFM	$746.8	4.48%	$(259.8)	(1.59)%
Accelerated FSA net discount/(premium) on debt extinguishments and repurchases	25.9	0.16%	861.8	5.27%
Adjusted NFR / NFM	$772.7	4.64%	$602.0	3.68%

NFR and Adjusted NFR are non-GAAP measures, see “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

NFM was up from the prior-year quarter and the prior quarter primarily reflecting lower accelerated debt FSA accretion. Adjusted NFM improved over the respective 2012 periods primarily reflecting lower funding costs, and was essentially flat with the prior quarter as the minor improvement in funding costs was offset primarily by declining interest recoveries. Lower funding costs resulted from our liability management actions, which included paying off high cost debt in 2012 and increasing the proportion of deposits in our funding mix. Interest recoveries, which result from events such as prepayments on or sales of non-accrual assets and assets returning to accrual status, declined during the quarter. NFM also benefits from suspended depreciation on operating lease equipment held for sale. No depreciation is recorded while this equipment is held for sale (detailed further below); however, revenue from these assets is reflected in NFM.

Interest income was down from the prior-year quarter and prior quarter, primarily reflecting lower benefit of FSA income accretion, which totaled $28 million in the current quarter, compared to $77 million in the prior-year quarter and $31 million in the prior quarter. Year-to-date, interest income was down from the prior-year and included $59 million of FSA income accretion compared to $168 million last year. The remaining accretable FSA discount on loans was $261 million at June 30, 2013, the majority of which is related to student loans and expected to accrete over the next 10 years. The declines in FSA accretion were partially offset by higher commercial earning assets. While total AEA was up 4% from June 30, 2012 and 2% from March 31, 2013, commercial segment AEA increased 10% and 3%, respectively.

Interest expense declined reflecting our liability management actions, primarily the repayment of high cost debt and the increasing proportion of deposits in total funding. Total FSA expense accretion was $19 million, compared to $308 million in the prior-year quarter and $34 million in the prior quarter. Year-to-date, FSA expense accretion totaled $53 million, compared to $995 million in 2012. The higher 2012 FSA expense accretion amounts reflect repayments of Series A and C Notes. The 2013 accelerated FSA discount related to the repayment of senior unsecured notes issued under CIT’s InterNotes retail notes program. See “InterNotes” in Funding and Liquidity.

As a result of our debt redemption activities and the increased proportion of deposits to total funding, we reduced weighted average coupon rates of outstanding deposits and long-term borrowings to 3.09% at June 30, 2013, from 3.81% at June 30, 2012 and 3.13% at March 31, 2013. Deposits were nearly 35% of total CIT funding at March 31, 2013, compared to 23% at June 30, 2012 and 33% at March 31, 2013. The weighted average rate of total CIT deposits at June 30, 2013 was 1.59%, compared to 2.15% at June 30, 2012 and 1.71% at March 31, 2013. The weighted average coupon rate of long-term borrowings at June 30, 2013 was 3.87%, compared to 4.25% at June 30, 2012 and 3.83% at March 31, 2013. Long-term borrowings and deposits are discussed in Funding and Liquidity. See Select Financial Data section for more information on Long-term borrowing rates.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   41

The following table sets forth the details on net operating lease revenue(4), before and after the impact of FSA:

Net Operating Lease Revenue as a % of Average Operating Leases(1) (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2013	2013	2012	2013	2012
Rental income on operating leases	14.72%	14.39%	14.86%	14.54%	14.77%
Depreciation on operating lease equipment	(4.60)%	(4.64)%	(4.36)%	(4.61)%	(4.47)%
Net operating lease revenue %	10.12%	9.75%	10.50%	9.93%	10.30%
Net operating lease revenue %, excluding FSA	7.16%	6.85%	7.27%	7.00%	7.07%
Net operating lease revenue	$311.1	$301.6	$315.4	$612.7	$618.4
Average Operating Lease Equipment (“AOL”)	$12,295.8	$12,369.1	$12,014.5	$12,338.4	$12,004.7

(1)	Net operating lease revenue and average operating lease equipment are non-GAAP measures; see reconciliation of non-GAAP to GAAP financial information.

Net operating lease revenue decreased from the prior-year quarter as the benefit of increased assets was offset by lower renewal rates and was up from the prior quarter, which included higher depreciation costs. These factors are also reflected in the net operating lease revenue as a percent of AOL. Net operating lease revenue included benefits from net FSA accretion of approximately $47 million for each of the quarters and $95 million for each of the year-to-date periods.

Net operating lease revenue, which was primarily generated from the commercial air and rail portfolios, decreased from a year ago on higher depreciation expense and increased sequentially on higher rental income.

Rental income increased slightly from both the prior year quarter and the prior quarter. Commercial aircraft utilization remained strong with 100% leased or under a commitment at June 30, 2013, and rail fleet utilization, including commitments, was essentially unchanged at 98%. Rail lease renewal rates continued to be strong while there had been some pressure on renewal rates for select aircraft.

Depreciation on operating lease equipment increased from the prior-year quarter and year-to-date reflecting lower benefit from FSA adjustments and higher asset balances. Depreciation expense was reduced by FSA adjustments of $50 million for the current quarter, $54 million for the prior-year quarter and $51 million in the prior quarter and by $102 million and $112 million year-to-date 2013 and 2012, respectively.

Depreciation expense for the periods presented benefit from certain operating lease equipment being recorded as held for sale. Once a long-lived asset is classified as held for sale, depreciation expense is no longer recognized, but the asset is evaluated for impairment with any such charge recorded in other income. Consequently, net operating lease revenue includes rental income on operating lease equipment classified as held for sale, but there is no related depreciation expense. The amount of depreciation not recognized on operating lease equipment in assets held for sale totaled $24 million for the current quarter, $21 million for the prior-year quarter and $25 million for the prior quarter. The amount of depreciation not recognized on operating lease equipment in assets held for sale year-to-date totaled $49 million for 2013 and $42 million in 2012.The amount of impairment recorded on operating lease assets held for sale totaled $21 million, $29 million and $22 million for the quarters ended June 30, 2013 and 2012, and March 31, 2013, respectively. Impairments recorded year-to-date totaled $43 million for 2013 and $50 million in 2012. Operating lease equipment in assets held for sale totaled $448 million at June 30, 2013, $546 million at June 30, 2012 and $376 million at March 31, 2013, primarily reflecting assets relating to the previously announced Dell Europe platform sale in Vendor Finance and transportation equipment. See discussion of Dell Europe platform sale in Results by Business Segment — Vendor Finance.

See “Non-interest Income — Impairment on assets held for sale”, “Expenses — Depreciation on operating lease equipment” and “Concentrations — Operating Leases” for additional information.

(4)	Net operating lease revenue and average operating lease equipment are non-GAAP measures; see reconciliation of non-GAAP to GAAP financial information.

42   CIT GROUP INC

CREDIT METRICS

Credit quality metrics remained stable at favorable levels, but were impacted this quarter by actions taken to rationalize certain subscale operations. As a result, the decline in non-accrual loans continued while reported charge-offs increased from prior periods due to the accounting for loans transferred from portfolio to assets held for sale (HFS) status.

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

As a percentage of average finance receivables, net charge-offs in the Commercial segments was 0.63% in the current quarter, versus 0.42% in the second quarter of 2012 and 0.22% in the prior quarter. The current quarter included approximately $20 million of charge-offs related to the transfer of loans to HFS in the Corporate Finance segment, as reserves related to the transferred loans become an element of the HFS carrying value. Absent this factor, Commercial segment net charge-offs were 0.19% in the current quarter.

For the first half, net Commercial segment net charge-offs were 0.43%, versus 0.49% in 2012, as Trade Finance was in a net recovery position and Transportation Finance was at particularly low levels. Comparable current period net charge-offs excluding those associated with the HFS transfer were 0.20%.

Non-accrual loans in the Commercial segments declined to $279 million (1.53% of Finance receivables) at June 30, 2013 from $330 million (1.93%) at December 31, 2012 and $294 million (1.59%) at the end of the prior quarter. With the exception of an increase from both prior periods in Vendor Finance, all other segment comparisons were favorable, both in amount and percentage.

The provision for credit losses was $15 million for the current quarter, versus $9 million and $20 million in the prior-year quarter and the prior quarter. These provision comparisons largely reflect the underlying charge-off and portfolio growth trends. The HFS transfer, which resulted in net charge-offs during the quarter of approximately $20 million, had no impact on the provision in the quarter. For the six months, the provision was $34 million in the current period, versus $52 million in 2012, largely reflecting the reduced charge-offs.

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

Our allowance for loan losses includes: (1) specific reserves for impaired loans, (2) non-specific reserves for losses inherent in non-impaired loans utilizing the Company’s internal probability of default / loss given default ratings system, generally assuming a two year loss emergence period to determine estimated loss levels and (3) qualitative adjustments for economic risks, industry and geographic concentrations, and other factors not adequately captured in our methodology and grading systems. Our policy is to recognize losses through charge-offs when the loan (or portion of the loan) is determined to be uncollectible, after considering the borrower’s financial condition, underlying collateral and guarantees, and the finalization of collection activities.

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

The following table presents detail on our allowance for loan losses, including charge-offs and recoveries and provides summarized components of the provision and allowance:

Allowance for Loan Losses and Provision for Credit Losses (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2013	2013	2012	2013	2012
Allowance – beginning of period	$386.0	$379.3	$420.0	$379.3	$407.8
Provision for credit losses(1)	14.6	19.5	8.9	34.1	51.5
Other(1)	(4.3)	(3.3)	2.1	(7.6)	(6.3)
Net additions	10.3	16.2	11.0	26.5	45.2
Gross charge-offs(2)	(48.1)	(24.3)	(28.0)	(72.4)	(72.2)
Recoveries(3)	19.0	14.8	11.2	33.8	33.4
Net Charge-offs	(29.1)	(9.5)	(16.8)	(38.6)	(38.8)
Allowance – end of period	$367.2	$386.0	$414.2	$367.2	$414.2
Loans
Commercial Segments	$18,148.1	$18,519.7	$16,199.7
Consumer	3,530.2	3,600.7	3,898.2
Total loans	$21,678.3	$22,120.4	$20,097.9
Allowance
Commercial Segments	$367.2	$386.0	$414.2
Consumer	–	–	–
Total allowance	$367.2	$386.0	$414.2
Ratios
Allowance for loan losses as a percentage of total loans	1.69%	1.74%	2.06%
Allowance for loan losses as a percentage of commercial loans	2.02%	2.08%	2.56%

	Provision for Credit Losses
	Quarters Ended			Six Months Ended		Allowance for Loan Losses
	June 30,	March 31,	June 30,	June 30,		June 30,	December 31,
	2013	2013	2012	2013	2012	2013	2012
Specific reserves on commercial impaired loans	$1.3	$(3.6)	$9.3	$(2.3)	$(0.7)	$42.9	$45.2
Non-specific reserves – commercial	(15.8)	13.6	(17.2)	(2.2)	13.4	324.3	334.1
Net charge-offs – commercial	29.1	9.5	16.6	38.6	38.3	–	–
Net charge-offs – consumer	–	–	0.2	–	0.5	–	–
Total	$14.6	$19.5	$8.9	$34.1	$51.5	$367.2	$379.3

(1)	Includes amounts related to reserves on unfunded loan commitments, letters of credit and for deferred purchase agreements, as well as foreign currency translation adjustments which are reflected in other liabilities. Related other liabilities totaled $27 million, $25 million and $22 million at June 30, 2013, March 31, 2013 and June 30, 2012, respectively.

(2)	Gross charge-offs include approximately $20 million of charge-offs related to the transfer of approximately $400 million of Corporate Finance loans to assets held for sale for the quarter and six months ended June 30, 2013.

(3)	Recoveries for the quarters ended June 30, 2013, March 31, 2013 and June 30, 2012 do not include $6 million, $4 million and $19 million, respectively, and for the six months ended June 30, 2013 and 2012 do not include $10 million and $29 million, respectively, of recoveries of loans charged off pre-emergence and loans charged off prior to transfer to assets held for sale, which are included in Other Income.

The allowance for loan losses as a percentage of finance receivables for the Commercial Segments (i.e. excluding U.S. government-guaranteed student loans) was 2.02%, 2.56% and 2.21% as of June 30, 2013, June 30, 2012 and December 31, 2012, respectively. The declining trend over these periods reflects the continued liquidation of lower credit quality legacy assets, which had higher expected losses than new originations.

Including the U.S. government-guaranteed student loans, which have no related reserves, the comparable consolidated allowance for loan loss percentages were 1.69%, 2.06% and 1.82%, as of June 30, 2013, June 30, 2012 and

44   CIT GROUP INC

December 31, 2012, respectively. The declining proportion of student loans in the periods presented narrowed the gap between the consolidated and commercial allowance rates over the periods presented.

Despite the modest increase in Corporate Finance specific reserves during the quarter, amounts remain below the prior year quarter consistent with the reduction in non-accrual loans.

Recoveries on pre-emergence (2009 and prior) charge-offs, and on charge-offs prior to transfer to assets held for sale, are recorded in non-interest income, and totaled $6 million, $19 million and $4 million for the current quarter, the prior year quarter and the prior quarter, respectively. For the six months, amounts were $10 million and $29 million for 2013 and 2012, respectively.

Finance receivable and allowance balances by segment are presented in the following tables:

Segment Finance Receivables and Allowance for Loan Losses (dollars in millions)

	Finance Receivables(1)	Allowance for Loan Losses	Net Carrying Value
June 30, 2013
Corporate Finance	$8,862.9	$(222.0)	$8,640.9
Transportation Finance	2,004.9	(29.8)	1,975.1
Trade Finance	2,312.2	(27.4)	2,284.8
Vendor Finance	4,968.1	(88.0)	4,880.1
Commercial Segments	18,148.1	(367.2)	17,780.9
Consumer	3,530.2	–	3,530.2
Total	$21,678.3	$(367.2)	$21,311.1
December 31, 2012
Corporate Finance	$8,173.0	$(229.9)	$7,943.1
Transportation Finance	1,853.2	(36.3)	1,816.9
Trade Finance	2,305.3	(27.4)	2,277.9
Vendor Finance	4,818.7	(85.7)	4,733.0
Commercial Segments	17,150.2	(379.3)	16,770.9
Consumer	3,697.4	–	3,697.4
Total	$20,847.6	$(379.3)	$20,468.3

(1)	Finance receivables include an accretable FSA discount of $261 million at June 30, 2013 as follows: Corporate Finance $15 million, Transportation Finance $34 million, Vendor Finance $10 million and Consumer $203 million. Non-accretable discount totaled $14 million at June 30, 2013, $13 million of which is included in the Corporate Finance balance, with the remaining in the Vendor Finance balance.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   45

The following table presents charge-offs, by business segment. See Results by Business Segment for additional information.

Charge-offs as a Percentage of Average Finance Receivables (dollars in millions)

	Quarters Ended						Six Months Ended June 30,
	June 30, 2013		March 31, 2013		June 30, 2012		2013		2012
Gross Charge-offs
Corporate Finance(1)	$30.3	1.33%	$4.2	0.19%	$7.6	0.41%	$34.5	0.78%	$25.6	0.71%
Transportation Finance	–	–	3.3	0.71%	0.9	0.22%	3.3	0.35%	8.8	1.06%
Trade Finance	0.8	0.13%	0.8	0.14%	1.9	0.33%	1.6	0.13%	3.4	0.29%
Vendor Finance	17.0	1.38%	16.0	1.33%	17.2	1.53%	33.0	1.36%	33.4	1.50%
Commercial Segments	48.1	1.04%	24.3	0.55%	27.6	0.69%	72.4	0.81%	71.2	0.91%
Consumer	–	–	–	–	0.4	0.03%	–	–	1.0	0.04%
Total	$48.1	0.87%	$24.3	0.46%	$28.0	0.55%	$72.4	0.67%	$72.2	0.71%
Recoveries(2)
Corporate Finance	$8.1	0.36%	$2.7	0.12%	$1.1	0.06%	$10.8	0.24%	$12.4	0.34%
Transportation Finance	0.9	0.18%	–	–	–	–	0.9	0.10%	–	–
Trade Finance	1.3	0.21%	2.6	0.45%	0.4	0.07%	3.9	0.32%	0.8	0.06%
Vendor Finance	8.7	0.71%	9.5	0.79%	9.5	0.84%	18.2	0.75%	19.7	0.88%
Commercial Segments	19.0	0.41%	14.8	0.33%	11.0	0.27%	33.8	0.38%	32.9	0.42%
Consumer	–	–	–	–	0.2	0.01%	–	–	0.5	0.02%
Total	$19.0	0.34%	$14.8	0.28%	$11.2	0.22%	$33.8	0.31%	$33.4	0.33%
Net Charge-offs(2)
Corporate Finance(1)	$22.2	0.97%	$1.5	0.07%	$6.5	0.35%	$23.7	0.54%	$13.2	0.37%
Transportation Finance	(0.9)	(0.18)%	3.3	0.71%	0.9	0.22%	2.4	0.25%	8.8	1.06%
Trade Finance	(0.5)	(0.08)%	(1.8)	(0.31)%	1.5	0.26%	(2.3)	(0.19)%	2.6	0.23%
Vendor Finance	8.3	0.67%	6.5	0.54%	7.7	0.69%	14.8	0.61%	13.7	0.62%
Commercial Segments	29.1	0.63%	9.5	0.22%	16.6	0.42%	38.6	0.43%	38.3	0.49%
Consumer	–	–	–	–	0.2	0.02%	–	–	0.5	0.02%
Total	$29.1	0.53%	$9.5	0.18%	$16.8	0.33%	$38.6	0.36%	$38.8	0.38%

(1)	Charge-offs for the quarter and six months ended June 30, 2013 include approximately $20 million related to the transfer of receivables to assets held for sale.

(2)	Net charge-offs do not include recoveries of loans charged off pre-emergence and loans charged off prior to transfer to assets held for sale, which are recorded in Other Income.

Absent the amounts related to the Corporate Finance HFS transfer discussed previously, net charge-offs remained at low levels, benefiting from strong recoveries, as Transportation Finance and Trade Finance posted net recoveries in the second quarter and Corporate Finance results reflected a large recovery in the Canadian healthcare unit. Current quarter gross charge-offs, absent the $20 million of charge-offs related to the HFS transfer (0.43% and 0.60% for Corporate Finance and the Commercial segment, respectively) were comparable in the three quarters presented above, as reduced charge-offs in Trade Finance and Transportation Finance offset increases from the prior periods in Corporate Finance. For the six months, recovery levels were comparable in 2013 and 2012 and net charge-off trends, exclusive of the HFS transfer, reflected improved gross charge-offs, primarily in Corporate Finance and Transportation Finance. As discussed previously, management expects changes in charge-off levels in these segments to be more episodic in nature.

The Consumer portfolio consists of student loans that are 97%–98% guaranteed by the U.S. government, thereby mitigating our ultimate credit risk.

46   CIT GROUP INC

The tables below present information on non-accrual loans, which includes assets held for sale for each period:

Non-accrual and Accruing Past Due Loans (dollars in millions)

	June 30, 2013	December 31, 2012
Non-accrual loans
U.S.	$221.7	$273.2
Foreign	56.8	57.0
Commercial Segments	278.5	330.2
Consumer	–	1.6
Non-accrual loans	$278.5	$331.8
Troubled Debt Restructurings
U.S.	$239.8	$263.2
Foreign	5.1	25.9
Restructured loans	$244.9	$289.1
Accruing loans past due 90 days or more
Government guaranteed accruing student loans past due 90 days or more	$187.8	$231.4
Other accruing loans past due 90 days or more	4.7	3.4
Accruing loans past due 90 days or more	$192.5	$234.8

Segment Non-accrual Loans as a Percentage of Finance Receivables (dollars in millions)

	June 30, 2013		March 31, 2013		December 31, 2012
Corporate Finance	$172.6	1.95%	$184.9	2.03%	$211.9	2.59%
Transportation Finance	12.9	0.65%	18.9	0.97%	40.5	2.18%
Trade Finance	2.7	0.12%	3.9	0.15%	6.0	0.26%
Vendor Finance	90.3	1.82%	86.4	1.75%	71.8	1.49%
Commercial Segments	278.5	1.53%	294.1	1.59%	330.2	1.93%
Consumer	–	–	–	–	1.6	0.04%
Total	$278.5	1.28%	$294.1	1.33%	$331.8	1.59%

Non-accrual loans declined $16 million in the second quarter, as reductions in Corporate Finance and Transportation Finance more than offset a $4 million increase in Vendor Finance. The reduction in Corporate Finance primarily reflected the charge-off of an energy transaction in the second quarter and repayments, while the reduction in Transportation Finance reflected repayment activity. Vendor Finance increased largely in the international regions. There were minimal amounts of both new non-accrual loans and loans returned to accrual status in the quarter.

Approximately 71% of our non-accrual accounts were paying currently at June 30, 2013, and our impaired loan carrying value (including FSA discount, specific reserves and charge-offs) to estimated outstanding contractual balances approximated 80%. For this purpose, impaired loans are comprised principally of non-accrual loans over $500,000 and TDRs.

Foregone Interest on Non-accrual Loans and Troubled Debt Restructurings (dollars in millions)

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	U.S.	Foreign	Total	U.S.	Foreign	Total
Interest revenue that would have been earned at original terms	$41.0	$6.4	$47.4	$51.4	$7.5	$58.9
Less: Interest recorded	8.1	1.2	9.3	13.1	2.5	15.6
Foregone interest revenue	$32.9	$5.2	$38.1	$38.3	$5.0	$43.3

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   47

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

The tables that follow reflect loan carrying values as of June 30, 2013 and December 31, 2012 of accounts that have been modified.

Troubled Debt Restructurings and Modifications (dollars in millions)

	June 30, 2013			December 31, 2012
	Excluding FSA	Including FSA	% Compliant(1)	Excluding FSA	Including FSA	% Compliant(1)
Troubled Debt Restructurings
Deferral of principal and/or interest	$221.9	$216.5	99%	$258.2	$248.5	98%
Debt forgiveness	1.0	1.0	99%	2.8	2.5	95%
Interest rate reductions	1.8	1.7	100%	14.9	14.8	100%
Covenant relief and other	27.8	25.7	85%	25.4	23.3	80%
Total TDRs	$252.5	$244.9	98%	$301.3	$289.1	97%
Percent non accrual	33%	32%		29%	29%

Modifications(2)	Excluding FSA	Including FSA	% Compliant(1)	Excluding FSA	Including FSA	% Compliant(1)
Extended maturity	$62.6	$58.5	100%	$124.7	$111.5	97%
Covenant relief	142.6	139.9	99%	115.5	113.6	100%
Interest rate increase/additional collateral	40.2	40.1	100%	80.3	79.6	100%
Other	82.7	71.4	74%	62.8	62.4	100%
Total Modifications	$328.1	$309.9	94%	$383.3	$367.1	99%
Percent non-accrual	27%	24%		27%	25%

(1)	% Compliant is calculated using carrying values including FSA for Troubled Debt Restructurings and Modifications.

(2)	Table depicts the predominant element of each modification, which may contain several of the characteristics listed.

See Note 2 — Loans for additional information regarding TDRs and other credit quality information.

48   CIT GROUP INC

NON-INTEREST INCOME

Non-interest Income (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2013	2013	2012	2013	2012
Rental income on operating leases	$452.4	$444.9	$446.2	$897.3	$886.8
Other Income:
Factoring commissions	$29.0	$30.0	$28.9	$59.0	$61.2
Gains on sales of leasing equipment	33.8	22.3	23.1	56.1	42.5
Fee revenues	27.4	20.4	22.6	47.8	44.8
Gains (losses) on loan and portfolio sales	(4.5)	5.3	24.9	0.8	167.8
Counterparty receivable accretion	2.0	3.1	39.0	5.1	49.2
Recoveries of loans charged off pre-emergence and loans charged off prior to transfer to assets held for sale	6.3	4.2	18.6	10.5	29.0
Gain on investments	1.2	2.4	4.3	3.6	23.3
Gains (losses) on derivatives and foreign currency exchange	2.4	(0.6)	(3.3)	1.8	(5.5)
Impairment on assets held for sale	(22.1)	(22.6)	(28.9)	(44.7)	(50.5)
Other revenues	3.8	5.6	10.2	9.4	32.9
Total other income	79.3	70.1	139.4	149.4	394.7
Total non-interest income	$531.7	$515.0	$585.6	$1,046.7	$1,281.5

Non-interest Income includes Rental Income on Operating Leases and Other Income.

Rental income on operating leases from equipment we lease is recognized on a straight line basis over the lease term. Rental income is discussed in “Net Finance Revenues” and “Results by Business Segment”. See also “Concentrations — Operating Leases” for additional information on operating leases.

Other income increased from the prior quarter and declined as compared to the prior-year quarter reflecting the following:

Factoring commissions were essentially flat with both the year-ago and prior quarters, and declined slightly year-to-date as changes in the underlying portfolio mix offset increased year to date factoring volume. Factoring volume was $6.0 billion, up slightly from the year-ago quarter and down 6% sequentially.

Gains on sales of leasing equipment resulted from approximately $420 million of equipment sales in the current quarter, $220 million in the prior quarter and $340 million in the prior-year quarter. Gains as a percentage of equipment sold decreased from the prior quarter and increased from the prior-year quarter and will vary based on the type and age of equipment sold. Equipment sales for the current quarter consisted of approximately $330 million in Transportation Finance, $60 million in Vendor Finance and $30 million in Corporate Finance. Prior quarter equipment sales consisted of approximately $130 million in Transportation Finance, $55 million in Vendor Finance and $35 million in Corporate Finance. Prior-year quarter equipment sales consisted of approximately $200 million in Transportation Finance, $90 million in Vendor Finance and $50 million in Corporate Finance. Gains for the six months ended June 30, 2013 and 2012 resulted from the sales of $640 million and $575 million of equipment, respectively.

Fee revenues include fees on lines of credit and letters of credit, capital markets related fees, agent and advisory fees, and servicing fees for the loans we sell but retain servicing. Fee revenues are mainly driven by our Corporate Finance segment, and increased from comparable periods, primarily reflecting a modest increase in capital markets fee income.

Gains (losses) on loan and portfolio sales in the current quarter reflected approximately $55 million of sales, the majority of which was in Vendor Finance, including portfolio sales related to the international platform rationalization, which resulted in a $5 million loss primarily due to the recognition of foreign currency translations that were previously recorded in OCI. Prior quarter sales were approximately $80 million and were primarily in Corporate Finance. Prior-year quarter sales totaled over $1.1 billion and consisted of $1.0 billion in Consumer (primarily student loans; $14 million gain) and $0.1 billion in Corporate Finance ($10 million gain). Gains for the six months ended June 30, 2012 also included a $138 million first quarter 2012 gain related to completion of the final phases of a Corporate Finance loan portfolio sale in which many of the loans were non-accrual with low carrying values.

Counterparty receivable accretion relates to the FSA accretion of a fair value discount on the receivable from Goldman Sachs International (“GSI”) related to the GSI Facilities, which are total return swaps (as discussed in Funding and Liquidity). The discount is accreted into income over the expected term of the payout of the associated receivables. FSA accretion on the counterparty receivable was accelerated during the 2012 second quarter to reflect a return of cash to CIT due to higher valuation of pledged assets in the GSI Facilities. FSA accretion remaining on the counterparty receivable was $16 million at June 30, 2013.

Recoveries of loans charged off pre-emergence and loans charged off prior to transfer to assets held for sale reflected repayments or other workout resolutions on loans charged off prior to

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   49

emergence from bankruptcy and loans charged off prior to classification as assets held for sale. Unlike recoveries on loans charged off after our restructuring, these recoveries are recorded as other income, and not incorporated into our reserve adequacy analysis that determines the provision for credit losses. The decreases from the prior year were expected as the Company moves further away from its emergence date, but future recoveries could increase if specific workouts occur.

Gains on investments reflected sales of equity investments, primarily in Corporate Finance.

Gains (losses) on derivatives and foreign currency exchange include the impact of transactional foreign currency movements, which resulted in losses of $26 million in the current quarter, $38 million in the prior quarter and $36 million in the prior year quarter, respectively, as the US dollar strengthened against other currency exposures. These were partially offset by gains of $33 million in the current quarter, $35 million in the prior quarter and $33 million in the prior year quarter, respectively, on derivatives that economically hedge foreign currency movements and other exposures. In addition, a loss of $5 million in the current quarter, a gain of $3 million in the prior quarter, and no gain or loss in the prior-year quarter were recorded related to the valuation of the derivatives within the GSI facility. Gains and losses from realization of cumulative translation adjustment (CTA) were not significant for the current quarter or prior-year and prior quarters. For additional information on the impact of derivatives on the income statement, please refer to Note 6 — Derivative Financial Instruments.

Impairment on assets held for sale in the current quarter included $21 million of charges related to Vendor Finance operating lease equipment and $1 million related to the Vendor Finance exit from certain international operations. The prior quarter included $21 million for Vendor Finance, primarily related to operating lease equipment, and $2 million for Transportation Finance aerospace equipment. The prior year quarter included $20 million for Vendor Finance operating leases and $9 million of transportation equipment, mostly aerospace assets. The 2013 six month period included $43 million for Vendor Finance and $2 million for Transportation Finance; and the 2012 six month period included $40 million for Vendor Finance, $10 million for Transportation Finance and $1 million for Corporate Finance. When a long-lived asset is classified as held for sale, depreciation expense is suspended and the asset is evaluated for impairment with any such charge recorded in other income. (See Expenses for related discussion on depreciation on operating lease equipment). The Vendor Finance charges primarily relate to the pending sale of the Dell European portfolio.

Other revenues include items that are more episodic in nature, such as proceeds received in excess of carrying value on non-accrual accounts held for sale, which were repaid or had another workout resolution, and insurance proceeds in excess of carrying value on damaged leased equipment, and also includes income from joint ventures.

EXPENSES

Other Expenses (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2013	2013	2012	2013	2012
Depreciation on operating lease equipment	$141.3	$143.3	$130.8	$284.6	$268.4
Operating expenses:
Compensation and benefits	$135.9	$137.0	$136.7	$272.9	$270.3
Technology	20.1	19.8	17.8	39.9	36.6
Professional fees	12.2	18.7	13.3	30.9	33.3
Net occupancy expense	8.6	9.4	9.8	18.0	18.9
Advertising and marketing	6.3	7.7	11.2	14.0	17.1
Provision for severance and facilities exiting activities	9.5	5.7	1.5	15.2	6.0
Other expenses	37.1	37.0	36.5	74.1	68.9
Total operating expenses	229.7	235.3	226.8	465.0	451.1
Loss on debt extinguishments	–	–	21.5	–	44.4
Total other expenses	$371.0	$378.6	$379.1	$749.6	$763.9
Headcount	3,420	3,490	3,570

Depreciation on operating lease equipment is recognized on owned equipment over the lease term or estimated useful life of the asset. Depreciation expense is primarily driven by the Transportation Finance operating lease equipment portfolio, which includes long-lived assets such as railcars and aircraft. Certain ownership costs and also impairments recorded on equipment held in portfolio are reported as depreciation expense. Assets held for sale also impact the balance (as depreciation is suspended). See “Net Finance Revenues” for details on depreciation expense and “Non-interest Income” for impairment charges on operating lease equipment classified as held for sale.

50   CIT GROUP INC

Operating expenses were down from the prior quarter and up 1% from the prior-year quarter. Excluding restructuring charges, operating expenses were down 4% from the prior quarter and 2% from the prior-year quarter. Bank deposit raising costs totaled approximately $8 million for the current quarter, which are reflected across various expense categories, but mostly within advertising and marketing, compared to $9 million for the prior quarter and $11 million for the prior-year quarter. Operating expenses reflect the following:

■	Compensation and benefits decreased from the prior quarter, though not to the same degree as headcount due to the timing of the reductions. Compared to the prior-year quarter, the benefit from lower headcount was offset by higher employee costs from 2013 equity grants, along with higher 401(k) plan match. Headcount was down 2% from the prior quarter and 3% from the prior year quarter.

■	Professional fees include legal and other professional fees such as tax, audit, and consulting services. The current quarter benefited from a workout-related settlement.

■	Advertising and marketing expenses reflect costs associated with raising deposits plus other corporate marketing costs. Bank-related costs totaled $4 million in the current quarter, $6 million in the prior quarter and $8 million in the prior-year quarter.

■	Provision for severance and facilities exiting activities reflects employee termination charges and other costs associated with various organization efficiency initiatives.

■	Other expenses includes items such as travel and entertainment, insurance, FDIC costs, office equipment and supply costs and miscellaneous taxes (other than income taxes), such as VAT (value added tax), and sales and property taxes. The year to date increase primarily relates to an increase in miscellaneous taxes.

We have initiated plans to reduce the quarterly run rate of operating expenses, excluding restructuring charges, to approximately $215 million in 2014. These expense reductions are being phased in over 2013 through improved operating efficiencies, and the benefits of these actions will likely be realized later in 2013 and in 2014.

■	Since we started this initiative in the 2012 fourth quarter, we have reduced headcount by approximately 200, reduced the use of third party resources, modified several benefit plans in the 2012 fourth quarter, and consolidated some offices.

■	We are in the process of streamlining certain of our subscale and/or international operations. In the 2013 first quarter we decided to exit several subscale platforms in Latin America and Asia two of which were sold in the second quarter. We also moved approximately $450 million of financing and leasing assets in sub-scale platforms, mostly related to a Corporate Finance portfolio, to assets held for sale.

Losses on debt extinguishments in the prior year quarter reflected underwriting costs and accelerated fees related to liability management actions.

FRESH START ACCOUNTING

Upon emergence from bankruptcy in 2009, CIT applied Fresh Start Accounting (FSA) in accordance with generally accepted accounting principles in the United States of America (GAAP). FSA had a significant impact on our operating results in 2012, while in 2013, the impact has lessened. Net finance revenue included the accretion of the FSA adjustments to the loans, leases and debt, as well as to depreciation and, to a lesser extent, rental income related to operating lease equipment. As the FSA discount on debt has diminished due to the significant acceleration of debt repayment activity in 2012, the remaining amortization of FSA discount on long-term borrowings (most of which is on secured borrowings) will more closely match the accretion of FSA discount on loans, reducing volatility of net finance revenue. The most significant remaining discount of $2.4 billion relates to operating lease equipment, which will accrete over a long period of time.

The following table presents the remaining FSA adjustments by balance sheet caption:

Accretable Fresh Start Accounting (Discount) / Premium (dollars in millions)

	June 30, 2013	December 31, 2012
Loans	$(261.1)	$(355.3)
Operating lease equipment, net	(2,398.3)	(2,550.6)
Intangible assets, net	24.8	31.9
Other assets	(15.7)	(20.8)
Total assets	$(2,650.3)	$(2,894.8)
Deposits	$0.7	$3.5
Long-term borrowings	(313.7)	(369.4)
Other liabilities	0.4	1.7
Total liabilities	$(312.6)	$(364.2)

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   51

Interest income is increased by the FSA accretion on loans. Of the remaining $261 million balance as of June 30, 2013, approximately $203 million is associated with the student loan portfolio. Due to the contractual maturity of the underlying loans, the majority of the accretion on consumer loans will be over a long time period, generally 10 years, while the majority of the remaining commercial loan accretion income is expected to be realized within the next 2 years.

Interest expense is increased by the amortization of the FSA discounts on long-term borrowings, which is recognized over the time to contractual maturity of the underlying debt. When we repay debt prior to its contractual maturity, and the repayments are accounted for as a debt extinguishment, the FSA discount is accelerated resulting in an increase to interest expense. This quarter we recognized approximately $8 million related to debt redemptions, compared to $265 million in the prior-year quarter and $18 million in the prior quarter.

At June 30, 2013, long-term borrowings included $301 million of remaining FSA discount on secured borrowings, including 80% secured by student loans and 16% secured by aircraft. The maturity dates for the secured borrowings at June 30, 2013, range from 2013–2040. Nearly 80% of the FSA discount is expected to be recognized by the end of 2022. The remaining $13 million of FSA accretion on long term borrowings relates to unsecured borrowings.

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

INCOME TAXES

Income Tax Data (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2013	2013	2012	2013	2012
Provision for income taxes, before discrete items	$10.5	$20.5	$14.1	$31.0	$55.8
Discrete items	21.7	(5.3)	31.3	16.4	29.9
Provision for income taxes	$32.2	$15.2	$45.4	$47.4	$85.7
Effective tax rate	14.9%	8.4%	(172.6)%	11.9%	(20.8)%

The Company’s second quarter tax provision was $32.2 million, compared to $15.2 million in the prior quarter and $45.4 million in the year-ago quarter. The second quarter income tax expense included net discrete items of $21.7 million, of which approximately $24 million related to the establishment of valuation allowances on certain international deferred tax assets due to our international platform rationalizations. Excluding the discrete items, the current quarter’s tax provision primarily reflected the recognition of income tax expense on the earnings of certain international operations and state income tax expense in the U.S. The $45.4 million provision for the second quarter of 2012 was primarily driven by the establishment of income tax reserves on uncertain tax positions and other discrete items.

The Company’s tax provision was $47.4 million for the six months ended June 30, 2013 compared to $85.7 million in the prior year period. The decrease from the prior year was primarily a result of the reduction in foreign income tax expense on lower international earnings. Included in the year-to-date tax provision is approximately $16.4 million of net discrete tax expense that primarily related to the establishment of valuation allowances against certain international net deferred tax assets due to our international platform rationalizations, partially offset by incremental tax benefits associated with favorable settlements of prior year international tax audits.

The change in the effective tax rate each period is impacted by a number of factors, including the relative mix of domestic and foreign earnings, valuation allowances in various jurisdictions, and discrete items. The actual year-end 2013 effective tax rate may vary from the currently projected tax rate due to the changes in the factors mentioned above.

See Note 9 — Income Taxes for additional information, including deferred tax assets.

52   CIT GROUP INC

RESULTS BY BUSINESS SEGMENT

As presented in the following table, and explained in each of the segment sections, pre-tax results improved from the prior-year quarter on a GAAP basis in each commercial segment except Corporate Finance, while results were mixed when excluding the impact of debt redemption charges, which is a non-GAAP measure. Sequentially, pre-tax results improved in each commercial segment except Vendor Finance, which reflected a modest decline. Financing and leasing assets grew in all of the commercial segments both sequentially and from June 2012, except for declines from both periods in Trade Finance.

See Note 13 — Business Segment Information for additional details.

The following table summarizes reported pre-tax earnings of each segment and the impacts of certain debt redemption actions. Pre-tax amounts excluding these actions are non-GAAP measurements, but are used by management in managing the business, as debt redemption activities could have significant impacts on the segment results. See Non-GAAP Financial Measurements for further discussion on the use of non-GAAP measurements.

Impacts of FSA Accretion and Debt Redemption Charges on Pre-tax Income (Loss) by Segment (dollars in millions)

	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Consumer	Corporate & Other	Total
Quarter Ended June 30, 2013
Income (loss) before (provision) benefit for income taxes	$41.3	$164.7	$13.3	$4.8	$8.5	$(16.3)	$216.3
Accelerated FSA net discount/(premium) on debt extinguishments and repurchases	1.3	4.6	0.3	1.2	0.3	0.4	8.1
Pre-tax income (loss) – excluding debt redemptions	$42.6	$169.3	$13.6	$6.0	$8.8	$(15.9)	$224.4
Quarter Ended March 31, 2013
Income (loss) before (provision) benefit for income taxes	$25.1	$142.5	$8.7	$5.3	$9.8	$(10.6)	$180.8
Accelerated FSA net discount/(premium) on debt extinguishments and repurchases	2.9	9.9	0.8	2.8	0.7	0.7	17.8
Pre-tax income (loss) – excluding debt redemptions	$28.0	$152.4	$9.5	$8.1	$10.5	$(9.9)	$198.6
Quarter Ended June 30, 2012
Income (loss) before (provision) benefit for income taxes	$46.2	$1.3	$3.1	$(11.8)	$29.9	$(95.0)	$(26.3)
Accelerated FSA net discount/(premium) on debt extinguishments and repurchases	44.0	129.5	8.8	38.9	6.5	37.2	264.9
Debt related – loss on debt extinguishments	–	–	–	–	–	21.5	21.5
Pre-tax income (loss) – excluding debt redemptions	$90.2	$130.8	$11.9	$27.1	$36.4	$(36.3)	$260.1
Six Months Ended June 30, 2013
Income (loss) before (provision) benefit for income taxes	$66.4	$307.2	$22.0	$10.1	$18.3	$(26.9)	$397.1
Accelerated FSA net discount/(premium) on debt extinguishments and repurchases	4.2	14.5	1.1	4.0	1.0	1.1	25.9
Pre-tax income (loss) – excluding debt redemptions	$70.6	$321.7	$23.1	$14.1	$19.3	$(25.8)	$423.0
Six Months Ended June 30, 2012
Income (loss) before (provision) benefit for income taxes	$119.0	$(197.2)	$(13.9)	$(107.1)	$5.8	$(218.7)	$(412.1)
Accelerated FSA net discount/(premium) on debt extinguishments and repurchases	151.1	408.3	30.0	138.0	22.4	112.0	861.8
Debt related – loss on debt extinguishments	–	–	–	–	–	44.4	44.4
Pre-tax income (loss) – excluding debt redemptions	$270.1	$211.1	$16.1	$30.9	$28.2	$(62.3)	$494.1

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   53

Corporate Finance

Corporate Finance provides a range of financing options and offers advisory services to small and medium size companies in the U.S. and Canada and has a specialized lending unit focused on financial sponsors in Europe. Corporate Finance core products include asset-based and cash flow lending, fee-based products (e.g., financial advisory, M&A), equipment leasing and financing, and commercial real estate financing. Corporate Finance offers a product suite primarily composed of senior secured loans collateralized by accounts receivable, inventory, machinery & equipment and intangibles to finance various needs of our customers, such as working capital, plant expansion, acquisitions and recapitalizations. These loans include revolving lines of credit and term loans and, depending on the nature and quality of the collateral, may be referred to as asset-based loans or cash flow loans. We also have a portfolio of SBA 7(a) guaranteed loans, which are partially guaranteed by the U.S. Small Business Administration (“SBA”). The middle market lending business provides financing to customers in a wide range of industries (including Commercial & Industrial, Communications, Media & Entertainment, Healthcare, and Energy). Revenue is generated primarily from interest earned on loans, supplemented by fees collected for services provided.

Corporate Finance – Financial Data and Metrics (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2013	2013	2012	2013	2012
Earnings Summary
Interest income	$133.9	$138.9	$171.1	$272.8	$346.9
Interest expense	(60.6)	(65.8)	(130.9)	(126.4)	(349.1)
Provision for credit losses	(7.4)	(12.7)	(7.7)	(20.1)	(30.4)
Rental income on operating leases	4.2	4.0	2.3	8.2	5.1
Other income	28.8	24.1	73.4	52.9	276.9
Depreciation on operating lease equipment	(2.5)	(2.2)	(1.2)	(4.7)	(2.3)
Operating expenses	(55.1)	(61.2)	(60.8)	(116.3)	(128.1)
Income before provision for income taxes	$41.3	$25.1	$46.2	$66.4	$119.0
Pre-tax income – excluding debt redemption charges(1)	$42.6	$28.0	$90.2	$70.6	$270.1
Select Average Balances
Average finance receivables (AFR)	$9,147.2	$8,591.5	$7,374.2	$8,834.2	$7,214.5
Average earning assets (AEA)	9,232.1	8,680.0	7,459.5	8,921.4	7,331.3
Statistical Data
Net finance revenue (interest and rental income, net of interest and depreciation expense) as a % of AEA	3.25%	3.45%	2.21%	3.36%	0.02%
Funded new business volume	$1,326.1	$959.7	$969.4	$2,285.8	$2,007.5

(1)	Non-GAAP measurement, see table at the beginning of this section for a reconciliation of non-GAAP to GAAP financial information.

Pre-tax earnings were modestly reduced by accelerated debt FSA interest expense accretion of $1 million in the 2013 second quarter, compared to $44 million in the prior year quarter and $3 million in the prior quarter. Debt prepayment activities by CIT were not significant in either the 2013 second quarter or year-to-date, but were material in the respective prior-year periods. Excluding accelerated debt FSA accretion, pre-tax income was down from both the prior-year quarter and year-to date primarily due to lower counterparty accretion and gains on asset sales, and was up sequentially reflecting higher fee income and lower credit costs.

Financing and leasing assets growth during the second quarter benefited from strong new business volume, which was mostly offset by prepayment and collections, while year-to-date growth included a portfolio acquisition. CIT Bank originated the vast majority of the U.S. funded volume in each of the periods presented. At June 30, 2013, approximately 73% of this segment’s financing and leasing assets were in CIT Bank. New business yields remain pressured reflecting a high level of refinancing activity resulting in an elevated level of loan prepayments where we chose to limit our participation due to price or structure.

Highlights included:

■	Excluding accelerated debt FSA accretion, NFR was $76 million, down from $85 million in the prior-year quarter and $78 million in the prior quarter. Year-to-date, excluding accelerated debt FSA accretion, NFR was $154 million, up slightly from $152 million in the prior-year. The comparisons to the prior year periods generally reflect the impact of higher assets that offset lower benefits from net FSA accretion. Net FSA accretion, excluding the accelerated debt FSA accretion, increased NFR by $7 million for the 2013 second quarter, compared to increases of $29 million in the prior-year quarter and $4 million in the prior quarter. Year-to-date, the net FSA accretion excluding the accelerated debt FSA accretion benefit for 2013 was $11 million, down from $59 million for 2012.

54   CIT GROUP INC

■	Other income was down from the prior-year quarter primarily due to lower counterparty receivable accretion and gains on asset sales, and up sequentially on higher fee income.

■	FSA-related counterparty receivable accretion was $2 million in the 2013 second quarter, compared to $30 million in the prior-year quarter and $2 million in the prior quarter. Year-to-date, counterparty receivable accretion totaled $4 million compared to $38 million last year.

■	Gains on sales (including receivables, equipment and investments) totaled $2 million in the 2013 second quarter, down from $15 million in the prior-year quarter and $8 million in the prior quarter. Contributing to the decline was the lower amount of assets sold, which included $47 million of equipment and receivables in the second quarter of 2013, compared to $130 million in the prior-year quarter and $96 million in the prior quarter. Year-to-date, gains on sales totaled $10 million compared to $182 million last year, due to a decline in assets sold from $448 million in 2012 to $143 million in 2013.

■	Fee revenue was $18 million for the current quarter, up from $13 million in the prior-year quarter and $11 million in the prior quarter, reflecting higher capital markets fees. Year-to-date, fee revenue totaled $29 million compared to $25 million last year.

■	Recoveries of loans charged off pre-emergence and loans charged off prior to transfer to assets held for sale totaled $4 million in the 2013 second quarter, down from $12 million in the prior-year quarter and up from $1 million in the prior quarter. Year-to-date, these type of recoveries totaled $6 million compared to $18 million last year. As we move further away from our emergence date, both recoveries and FSA counterparty receivable accretion is expected to continue to decline.

■	Credit trends remained strong. Non-accrual loans declined to $173 million (1.95% of finance receivables) at June 30, 2013 from $212 million (2.59%) at December 31, 2012 and $316 million (4.18%) at June 30, 2012. Net charge-offs were $22 million (0.97% of average finance receivables) in the 2013 second quarter, including approximately $20 million of charge-offs related to the transfer of approximately $400 million of loans to assets held for sale (offset by a reduction in reserves). Exclusive of these charge-offs on loans transferred to assets held for sale, net charge-offs were 0.08%, down from $6 million (0.35%) in the prior-year quarter and essentially unchanged from $2 million (0.07%) in the prior quarter. The 2013 provision for credit losses primarily reflects reserves established on asset growth and a modest increase in specific reserves.

■	Financing and leasing assets at June 30, 2013 totaled $9.4 billion, up from $8.3 billion at December 31, 2012, driven by approximately $720 million of loans from a commercial loan portfolio purchase and new business volume, and $7.7 billion at June 30, 2012. At the end of the second quarter, a sub-scale platform of approximately $400 million of loans was transferred to assets held for sale.

■	Operating expenses were down for the quarter reflecting lower professional fees and benefited from a litigation settlement.

Transportation Finance

Transportation Finance is among the leading providers of large ticket equipment leases and other secured financing in the aerospace and rail sectors. The principal asset within the Transportation Finance portfolio is leased equipment, whereby the business invests in equipment (primarily commercial aircraft and railcars) and leases it to commercial end-users, primarily operating leases. Transportation Finance operating lease clients primarily consist of global commercial airlines, and North American major railroads and material transport companies (including mining and agricultural firms). This business also provides secured lending and other financing products to companies in transportation and defense, offers financing and leasing programs for corporate and private owners of business jet aircraft, and provides secured lending in the maritime sector. Revenue is generated from rents collected on leased assets, and to a lesser extent from interest on loans, fees, and gains from assets sold.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   55

Transportation Finance – Financial Data and Metrics (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2013	2013	2012	2013	2012
Earnings Summary
Interest income	$35.2	$33.9	$35.5	$69.1	$69.5
Interest expense	(125.8)	(128.3)	(286.6)	(254.1)	(746.6)
Provision for credit losses	0.2	4.0	(0.1)	4.2	(7.7)
Rental income on operating leases	389.8	383.3	383.7	773.1	759.1
Other income	25.3	15.1	13.5	40.4	27.0
Depreciation on operating lease equipment	(112.0)	(115.8)	(102.0)	(227.8)	(210.0)
Operating expenses	(48.0)	(49.7)	(42.7)	(97.7)	(88.5)
Income (loss) before (provision) benefit for income taxes	$164.7	$142.5	$1.3	$307.2	$(197.2)
Pre-tax income – excluding debt redemption charges(1)	$169.3	$152.4	$130.8	$321.7	$211.1
Select Average Balances
Average finance receivables (AFR)	$1,978.0	$1,874.5	$1,722.8	$1,924.6	$1,653.5
Average operating leases (AOL)	12,013.4	12,113.5	11,788.0	12,070.4	11,770.3
Average earning assets (AEA)	14,245.0	14,187.8	13,703.1	14,223.4	13,564.5
Statistical Data
Net finance revenue as a % of AEA	5.26%	4.88%	0.89%	5.07%	(1.89)%
Operating lease margin as a % of AOL	9.25%	8.83%	9.56%	9.04%	9.33%
Funded new business volume	$707.9	$331.8	$640.0	$1,039.7	$929.7

(1)	Non-GAAP measurement, see table at the beginning of this section for a reconciliation of non-GAAP to GAAP financial information.

Pre-tax earnings were reduced by accelerated debt FSA interest expense accretion of $5 million in the current quarter, compared to $130 million in the prior-year quarter, and $10 million in the prior quarter. Excluding accelerated debt FSA, 2013 second quarter pre-tax earnings were up from the prior quarter primarily due to increased asset sales gains and higher NFR. The year over year increases for the quarter and year-to-date also reflected lower funding costs and asset growth.

Results for 2013 reflect the continued high utilization of both our aircraft and railcars and increased AEA, reflecting higher new business volumes. During the quarter, we committed to additional equipment orders as noted below.

Highlights included:

■	Excluding accelerated debt FSA, NFR was $192 million, up from $160 million in the prior-year quarter and from $183 million in the prior quarter. Year-to-date, excluding accelerated debt FSA accretion, NFR was $375 million, up from $280 million in the prior-year. The increases from the prior year largely reflect lower funding costs and higher assets. Net FSA accretion, excluding the accelerated debt FSA accretion, increased NFR by $46 million in the 2013 second quarter, $30 million in the prior-year quarter and $44 million in the prior quarter. Year-to-date, net FSA accretion excluding the accelerated debt FSA accretion added $89 million to NFR in 2013 and $55 million in 2012.

■	Net operating lease revenue (rental income on operating leases less depreciation on operating lease equipment), which is a component of NFR, was down modestly from the prior-year quarter, as higher asset balances and continued strong utilization were offset by increased depreciation. Net operating lease revenue increased sequentially, reflecting rail unit asset growth and higher yields, and lower equipment related costs in air. Also, as discussed in Net Finance Revenue, depreciation is suspended on operating lease equipment held for sale. The suspended depreciation totaled $3 million in the 2013 second quarter, compared to $1 million in the prior-year quarter and $5 million in the prior quarter. Year-to-date, suspended depreciation totaled $8 million in 2013 and less than $2 million in 2012.

■	Aerospace equipment utilization remained strong at June 30, 2013, with all commercial aircraft on lease or under a commitment. Rail utilization rates were essentially unchanged from the prior quarter at 98%.

■	Financing and leasing assets totaled $14.3 billion at June 30, 2013, increased from $13.8 billion a year ago and $14.2 billion at December 31, 2012.

■	New business volume of $0.7 billion for the quarter included the delivery of seven aircraft and approximately 1,100 railcars and funding of over $200 million of new loans. All of the 2013 loan volume and substantially all of the rail volume was originated by CIT Bank.

■	At June 30, 2013, we had 161 aircraft on order from manufacturers (up from 160 at March 31, 2013), with deliveries scheduled through 2020. During the quarter, seven aircraft were delivered and we ordered 30 new 737 MAX 8 aircraft, which included 20 aircraft that were converted from existing orders for 737NG aircraft, for a net increase in our order book of 10 aircraft. All but three aircraft scheduled for delivery in the next

56   CIT GROUP INC

twelve months have lease commitments. We ordered over 3,300 railcars, consisting primarily of tank cars and covered hoppers, during the 2013 quarter and now have future purchase commitments for approximately 10,000 railcars at June 30, 2013, with scheduled deliveries through 2015, of which over 70% have lease commitments. See Note 11 — Commitments.

■	Other income principally includes items related to asset sales, primarily equipment. For the current quarter, gains on equipment sales totaled $27 million on $333 million of equipment sales, compared to $15 million of gains on $200 million of sales in the prior-year quarter and $14 million of gains on $129 million of sales in the prior quarter. Year-to-date, gains on sales totaled $41 million on sales of $462 million in 2013 and gains of $24 million on sales of $294 million in 2012. Impairment on operating lease equipment held for sale in the current quarter was not significant, compared to $9 million in the prior-year quarter and $2 million in the prior quarter. Year-to-date, impairment charges totaled $2 million in 2013 and $10 million in 2012.

■	Non-accrual loans were $13 million (0.65% of finance receivables) at June 30, 2013, down from $40 million (2.18%) at December 31, 2012 and $17 million (0.99%) at June 30, 2012. There was a net recovery of $1 million in the current quarter, compared to net charge-offs of $1 million (0.22% of average finance receivables) in the prior-year quarter and $3 million (0.71%) in the prior quarter. Year-to-date, net charge-offs were $2 million (0.25%), down from $9 million (1.06%) in 2012.

Trade Finance

Trade Finance provides factoring, receivable management products, and secured financing to businesses (our clients, generally manufacturers or importers of goods) that operate in several industries, including apparel, textile, furniture, home furnishings and consumer electronics. Factoring entails the factor’s assumption of credit risk with respect to trade accounts receivable arising from the sale of goods by our clients to their customers (generally retailers), which have been factored (i.e. sold or assigned to the factor). Although primarily U.S.-based, Trade Finance also conducts business with clients and their customers internationally. Revenue is principally generated from commissions earned on factoring and related activities, interest on loans, and other fees for services rendered.

Trade Finance – Financial Data and Metrics (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2013	2013	2012	2013	2012
Earnings Summary
Interest income	$14.6	$14.6	$14.1	$29.2	$28.6
Interest expense	(7.1)	(7.5)	(17.7)	(14.6)	(50.1)
Provision for credit losses	2.2	(1.3)	2.2	0.9	(1.6)
Other income, commissions	29.0	30.0	28.9	59.0	65.2
Other income, excluding commissions	3.4	2.9	4.4	6.3	4.4
Operating expenses	(28.8)	(30.0)	(28.8)	(58.8)	(60.4)
Income (loss) before (provision) benefit for income taxes	$13.3	$8.7	$3.1	$22.0	$(13.9)
Pre-tax income – excluding debt redemption charges(1)	$13.6	$9.5	$11.9	$23.1	$16.1
Select Average Balances
Average finance receivables (AFR)	$2,390.2	$2,395.3	$2,346.7	$2,373.9	$2,348.8
Average earning assets (AEA)(2)	1,059.1	1,065.8	1,100.6	1,062.4	1,148.7
Statistical Data
Net finance revenue as a % of AEA	2.83%	2.66%	(1.31)%	2.75%	(3.74)%
Factoring volume	$5,955.6	$6,354.5	$5,894.4	$12,310.1	$11,898.2

(1)	Non-GAAP measurement, see table at the beginning of this section for a reconciliation of non-GAAP to GAAP financial information.

(2)	AEA is lower than AFR as it is reduced by the average credit balances for factoring clients.

Pre-tax income was reduced by accelerated debt FSA interest expense accretion of less than $1 million in each of the 2013 quarters and $9 million in the prior-year quarter. Excluding accelerated debt FSA accretion, pre-tax income was up from the prior-year quarter and on a year-to date basis reflecting an improvement in funding costs, and up from the prior quarter on lower credit costs.

Highlights included:

■	Excluding accelerated debt FSA, NFR was $8 million in the current quarter, compared to $5 million during the prior-year quarter and $8 million in the prior quarter. Year-to-date, NFR excluding accelerated debt FSA accretion was up. The improvements from the prior year periods primarily reflected lower funding costs.

■	Factoring commissions were essentially flat with the prior-year quarter, as increased factoring volume slightly offset changes in the underlying portfolio mix.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   57

Sequentially, the slight decline reflects lower factoring volume. We continued to diversify our client base, resulting in more factoring volume from non-apparel industries.

■	Credit metrics remain favorable. Non-accrual loans remained low at $3 million (0.12% of finance receivables), down from $6 million (0.26%) at December 31, 2012 and $48 million (2.01%) at June 30, 2012. Net recoveries totaled less than $1 million (0.08% of average finance receivables) in the current quarter and $2 million (0.31%) in the prior quarter, compared to net charge-offs of approximately $2 million (0.26%) in the prior-year quarter. Year-to date, net recoveries totaled $2 million (0.19%) for 2013 compared to net charge-offs of $3 million (0.23%) in 2012.

■	Finance receivables were $2.3 billion, essentially flat with December 31, 2012 and down slightly from $2.4 billion at June 30, 2012. In addition, deferred purchase credit protection was provided on $1.4 billion of receivables at June 30, 2013, $1.8 billion at December 31, 2012, and $1.3 billion at June 30, 2012. See Note 11 — Commitments for additional information regarding deferred purchase credit protection.

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

Vendor Finance – Financial Data and Metrics (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2013	2013	2012	2013	2012
Earnings Summary
Interest income	$130.3	$130.8	$136.6	$261.1	$283.8
Interest expense	(54.9)	(58.1)	(110.7)	(113.0)	(296.7)
Provision for credit losses	(9.7)	(9.5)	(3.1)	(19.2)	(11.3)
Rental income on operating leases	58.4	57.6	60.2	116.0	122.6
Other income	(10.8)	(1.4)	7.7	(12.2)	6.5
Depreciation on operating lease equipment	(26.8)	(25.3)	(27.6)	(52.1)	(56.1)
Operating expenses	(81.7)	(88.8)	(74.9)	(170.5)	(155.9)
Income (loss) before (provision) benefit for income taxes	$4.8	$5.3	$(11.8)	$10.1	$(107.1)
Pre-tax income – excluding debt redemption charges(1)	$6.0	$8.1	$27.1	$14.1	$30.9
Select Average Balances
Average finance receivables (AFR)	$4,926.0	$4,811.0	$4,479.2	$4,858.0	$4,462.2
Average operating leases (AOL)	219.1	213.1	206.2	216.4	210.5
Average earning assets (AEA)	5,578.8	5,438.1	5,065.2	5,500.3	5,050.4
Statistical Data
Net finance revenue as a % of AEA	7.67%	7.72%	4.62%	7.71%	2.12%
Funded new business volume	$842.6	$649.9	$761.8	$1,492.5	$1,434.4

(1)	Non-GAAP measurement, see table at the beginning of this section for a reconciliation of non-GAAP to GAAP financial information.

Pre-tax earnings were reduced by accelerated debt FSA interest expense accretion of $1 million in the current quarter, $39 million in the prior-year quarter and $3 million in the prior quarter. Excluding accelerated debt FSA, the current quarter pre-tax earnings decreased from the prior-year quarter, reflecting charges from our international platform rationalization efforts as discussed further below, as well as higher credit and operating costs that more than offset lower funding cost. The modest sequential quarter decline was also impacted by the international platform rationalizations which nearly offset the decline in operating expenses. Year-to-date, excluding accelerated debt FSA accretion, pre-tax income was down.

Financing and leasing assets grew to $5.7 billion, an 11% increase from the prior year and a 4% increase from December 31, 2012. Funded new business volume increased 11% from the year-ago quarter and 30% sequentially. The growth in assets in 2013 also reflects a portfolio purchase of approximately $150 million in the first quarter. Assets held for sale increased during the quarter reflecting the addition of approximately $45 million related to international operations, as we continued to make progress on our international platform rationalization efforts. The remaining balance included financing and leasing assets related to the sale of the Dell Europe portfolio, part of which was recently completed in the third quarter and the remainder is on course to be completed by year end. The sale will reduce

58   CIT GROUP INC

financing and leasing assets, reduce net finance revenue and will result in the reduction of asset impairments, which have been recorded in other income, and lower related operating expenses.

We continued to make progress on our local funding initiatives. During the second quarter we renewed a committed multi-year $1 billion U.S. Vendor Finance conduit facility in CIT Bank and renewed and upsized a committed multi-year U.K. conduit facility to GBP 125 million, both at more attractive terms. In the first quarter we closed a CAD 250 million committed multi-year conduit facility that allows the Canadian Vendor Finance business to fund both existing assets and new originations at attractive terms.

Highlights included:

■	Excluding accelerated debt FSA accretion, NFR was $108 million in the current quarter, up from $97 million in the prior-year quarter, primarily reflecting lower funding costs partially offset by the impact of business and regional mix on finance revenue, and unchanged from the prior quarter. Year-to-date, excluding accelerated debt FSA accretion, NFR was $216 million, up from $192 million in the prior-year. Net FSA accretion, excluding the accelerated debt FSA accretion, increased NFR by $5 million in the 2013 second quarter, $9 million in the prior-year quarter and $7 million in the prior quarter. Year-to-date, net FSA accretion, excluding the accelerated debt FSA accretion, added $11 million to NFR in 2013 and $18 million in 2012.

■	Net operating lease revenue was $32 million, down slightly from the prior-year quarter and prior quarter. Depreciation is suspended on operating lease equipment classified as assets held for sale. The amount suspended totaled approximately $21 million in the current quarter, compared to approximately $20 million in each of the prior-year quarter and prior quarter. Year-to-date, suspended depreciation totaled $41 million for 2013 and $40 million for 2012. These amounts are essentially offset by an impairment charge in other income.

■	Other income declined from the prior-year and prior quarters, driven by $5 million of losses on receivable sales related to our international platform rationalization activities, primarily due to the recognition of foreign currency translations that were previously recorded in OCI. Gains totaling $6 million on $59 million of equipment sales were down compared to $8 million on $91 million of equipment and receivable sales in the prior-year quarter and $8 million on $57 million of sales in the prior quarter. Impairment on operating lease equipment held for sale in the current quarter was $21 million, compared to $20 million in the prior-year quarter and $20 million in the prior quarter. Year-to-date, impairment charges totaled $41 million compared to $40 million last year. These impairments had a nearly offsetting benefit in net finance revenue related to suspended depreciation. See “Non-interest Income” and “Expenses” for discussions on impairment charges and suspended depreciation on operating lease equipment held for sale.

■	Operating expenses remained above the prior-year quarter, but were down from the prior quarter. Cost savings initiatives are progressing as we sold two of the sub-scale operating platforms in Latin America during the second quarter and have progressed on our platform rationalization strategies in certain other sub-scale Latin American and Asian countries, but maintain a continued presence in both regions. We are also evaluating our European vendor platform in light of the Dell portfolio sale in that region. These initiatives will likely deliver cost savings later this year and into 2014.

■	Credit metrics remained relatively stable. Non-accrual loans were $90 million (1.82% of finance receivables) at June 30, 2013, compared to $72 million (1.49%) at December 31, 2012, and $74 million (1.63%) at June 30, 2013. Net charge-offs were $8 million (0.67% of average finance receivables) in the current quarter, unchanged compared to the prior-year quarter and increased modestly from the prior quarter. Year-to date, net charge-offs totaled $15 million (0.61%) for 2013, up slightly from 2012.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   59

Consumer

Consumer consists of our liquidating government-guaranteed student loans.

Consumer – Financial Data and Metrics (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2013	2013	2012	2013	2012
Earnings Summary
Interest income	$33.3	$34.2	$48.5	$67.5	$98.7
Interest expense	(18.9)	(17.8)	(26.4)	(36.7)	(91.9)
Provision for credit losses	–	–	(0.2)	–	(0.5)
Other income	0.2	0.1	17.5	0.3	19.9
Operating expenses	(6.1)	(6.7)	(9.5)	(12.8)	(20.4)
Income before provision for income taxes	$8.5	$9.8	$29.9	$18.3	$5.8
Pre-tax income – excluding debt redemption charges(1)	$8.8	$10.5	$36.4	$19.3	$28.2
Select Average Balances
Average finance receivables (AFR)	$3,563.1	$3,650.0	$4,509.7	$3,607.4	$4,572.7
Average earning assets (AEA)	3,563.1	3,651.1	5,009.1	3,608.0	5,610.0
Statistical Data
Net finance revenue as a % of AEA	1.62%	1.80%	1.76%	1.71%	0.24%

(1)	Non-GAAP measurement, see table at the beginning of this section for a reconciliation of non-GAAP to GAAP financial information.

Pre-tax income was reduced by accelerated debt FSA interest expense accretion of less than $1 million in each of the 2013 quarters and $7 million in the prior-year quarter. Excluding accelerated debt FSA, pre-tax earnings were down from the prior year periods as 2012 gains on asset sales of approximately $14 million (reflected in Other Income) offset lower expenses in 2013, which is reflective of the run-off portfolio.

At June 30, 2013, the student loan portfolio totaled approximately $3.5 billion, down from $3.7 billion at December 31, 2012 due to run-off and $4.5 billion at June 30, 2012, due to loan sales and run-off, and was funded through securitizations.

60   CIT GROUP INC

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

Corporate and Other – Financial Data (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2013	2013	2012	2013	2012
Earnings Summary
Interest income	$4.3	$3.4	$4.5	$7.7	$9.1
Interest expense	(14.1)	(14.4)	(61.9)	(28.5)	(180.4)
Provision for credit losses	0.1	–	–	0.1	–
Other income	3.4	(0.7)	(6.0)	2.7	(5.2)
Operating expenses	(10.0)	1.1	(10.1)	(8.9)	2.2
Loss on debt extinguishments	–	–	(21.5)	–	(44.4)
Loss before provision for income taxes	$(16.3)	$(10.6)	$(95.0)	$(26.9)	$(218.7)
Pre-tax loss – excluding debt redemption charges(1)	$(15.9)	$(9.9)	$(36.3)	$(25.8)	$(62.3)

(1)	Non-GAAP measurement, see table at the beginning of this section for a reconciliation of non-GAAP to GAAP financial information.

■	Interest income consists of interest and dividend income primarily from deposits held at other depository institutions and U.S. Treasury Securities.

■	Interest expense included less than $1 million of accelerated FSA debt accretion in each of the 2013 quarters, compared to $37 million in the prior-year quarter ($112 million year-to-date).

■	Other income primarily reflects gains and (losses) on derivatives and foreign currency exchange.

■	Operating expenses reflects salary and general and administrative expenses in excess of amounts allocated to the business segments, litigation-related costs and provision for severance and facilities exiting activities. The provision for severance and facilities exiting activities totaled approximately $10 million in the current quarter, $2 million in the prior-year quarter and $6 million in the prior quarter, while the year-to-date amounts for 2013 and 2012 totaled $15 million and $6 million, respectively.

■	The prior year loss on debt extinguishments resulted primarily from repayments of Series A and C Notes.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   61

FINANCING AND LEASING ASSETS

We grew commercial assets during the 2013 second quarter and year to date, driven by portfolio purchases and new business volume as presented in the following tables and discussions.

The following table presents our financing and leasing assets by segment:

Financing and Leasing Asset Composition (dollars in millions)

	June 30, 2013	December 31, 2012	% Change
Corporate Finance
Loans	$8,862.9	$8,173.0	8.4%
Operating lease equipment, net	72.0	23.9	201.3%
Assets held for sale	434.2	56.8	664.4%
Financing and leasing assets	9,369.1	8,253.7	13.5%
Transportation Finance
Loans	2,004.9	1,853.2	8.2%
Operating lease equipment, net	12,034.1	12,173.6	(1.1)%
Assets held for sale	273.4	173.6	57.5%
Financing and leasing assets	14,312.4	14,200.4	0.8%
Trade Finance
Loans – factoring receivables	2,312.2	2,305.3	0.3%
Vendor Finance
Loans	4,968.1	4,818.7	3.1%
Operating lease equipment, net	220.1	214.2	2.8%
Assets held for sale	479.0	414.5	15.6%
Financing and leasing assets	5,667.2	5,447.4	4.0%
Commercial
Loans	18,148.1	17,150.2	5.8%
Operating lease equipment, net	12,326.2	12,411.7	(0.7)%
Assets held for sale	1,186.6	644.9	84.0%
Total commercial financing and leasing assets	31,660.9	30,206.8	4.8%
Consumer
Loans – student lending	3,523.0	3,694.5	(4.6)%
Loans – other(1)	7.2	2.9	148.3%
Assets held for sale	–	1.5	(100.0)%
Financing and leasing assets	3,530.2	3,698.9	(4.6)%
Consolidated Totals:
Loans	$21,678.3	$20,847.6	4.0%
Operating lease equipment, net	12,326.2	12,411.7	(0.7)%
Assets held for sale	1,186.6	646.4	83.6%
Total financing and leasing assets	$35,191.1	$33,905.7	3.8%

(1)	Reflects certain non-consumer loans at CIT Bank.

Commercial financing and leasing assets increased slightly in the second quarter of 2013, as strong new business volumes were partially offset by prepayments in Corporate Finance, equipment sales in Transportation Finance and a decline in Trade Finance due in part to seasonal trends, along with portfolio collections. In the second quarter, we transferred a portfolio of approximately $400 million of loans in Corporate Finance to assets held for sale in conjunction with our review of sub-scale platforms. Year-to-date, growth included portfolio purchases of approximately $720 million in Corporate Finance and $150 million in Vendor Finance. Operating lease equipment increased, reflecting scheduled equipment deliveries in Transportation Finance. Assets held for sale totaled $1.2 billion, which included the Corporate Finance loans, the remaining included Dell Europe financing and leasing assets (which we expect to sell before the end of 2013) and other financing and leasing assets associated with our international platform rationalization efforts in Vendor Finance, and aerospace equipment. Financing and leasing asset trends are also discussed in the respective segment descriptions in “Results by Business Segment”.

62   CIT GROUP INC

The following table presents the changes to our financing and leasing assets:

Financing and Leasing Assets Roll Forward (dollars in millions)

	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Commercial Segments	Consumer	Total
Balance at March 31, 2013	$9,198.8	$14,167.3	$2,525.2	$5,565.8	$31,457.1	$3,600.7	$35,057.8
New business volume	1,326.1	707.9	–	842.6	2,876.6	–	2,876.6
Portfolio purchases	26.0	–	–	–	26.0	–	26.0
Loan sales	(16.9)	–	–	(36.5)	(53.4)	–	(53.4)
Equipment sales	(30.3)	(332.7)	–	(59.3)	(422.3)	–	(422.3)
Depreciation	(2.5)	(112.0)	–	(26.8)	(141.3)	–	(141.3)
Gross charge-offs	(30.3)	–	(0.8)	(17.0)	(48.1)	–	(48.1)
Collections and other	(1,101.8)	(118.1)	(212.2)	(601.6)	(2,033.7)	(70.5)	(2,104.2)
Balance at June 30, 2013	$9,369.1	$14,312.4	$2,312.2	$5,667.2	$31,660.9	$3,530.2	$35,191.1
Balance at December 31, 2012	$8,253.7	$14,200.4	$2,305.3	$5,447.4	$30,206.8	$3,698.9	$33,905.7
New business volume	2,285.8	1,039.7	–	1,492.5	4,818.0	–	4,818.0
Portfolio purchases	720.4	–	–	154.3	874.7	–	874.7
Loan sales	(78.7)	(5.0)	–	(36.5)	(120.2)	(12.0)	(132.2)
Equipment sales	(64.5)	(461.7)	–	(116.7)	(642.9)	–	(642.9)
Depreciation	(4.7)	(227.8)	–	(52.1)	(284.6)	–	(284.6)
Gross charge-offs	(34.5)	(3.3)	(1.6)	(33.0)	(72.4)	–	(72.4)
Collections and other	(1,708.4)	(229.9)	8.5	(1,188.7)	(3,118.5)	(156.7)	(3,275.2)
Balance at June 30, 2013	$9,369.1	$14,312.4	$2,312.2	$5,667.2	$31,660.9	$3,530.2	$35,191.1

The following tables present our business volumes and loan and equipment sales:

Business Volumes (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2013	2013	2012	2013	2012
Funded Volume
Corporate Finance	$1,326.1	$959.7	$969.4	$2,285.8	$2,007.5
Transportation Finance	707.9	331.8	640.0	1,039.7	929.7
Vendor Finance	842.6	649.9	761.8	1,492.5	1,434.4
Commercial Segments	$2,876.6	$1,941.4	$2,371.2	$4,818.0	$4,371.6
Factored Volume	$5,955.6	$6,354.5	$5,894.4	$12,310.1	$11,898.2
Committed Volume
Corporate Finance	$1,822.6	$1,369.5	$1,300.8	$3,192.1	$2,804.3
Transportation Finance	718.7	291.5	647.0	1,010.2	955.2
Vendor Finance	842.6	649.9	761.8	1,492.5	1,434.4
Commercial Segments	$3,383.9	$2,310.9	$2,709.6	$5,694.8	$5,193.9

Funded new business volume increased 23% from the prior-year quarter, reflecting solid demand across commercial segments. The sequential change reflected increased order book deliveries of aircraft in Transportation Finance, strong volumes in Corporate Finance and Vendor Finance. Volumes for Corporate Finance and Vendor Finance do not include certain first quarter portfolio purchases. Committed new business volume reflected similar trends.

Trade Finance factoring volume increased modestly from the prior-year quarter and over 3% for the six months, while seasonally down from the prior quarter.

Business volumes are discussed in the respective segment descriptions in “Results by Business Segment”.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   63

Loan Sales (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2013	2013	2012	2013	2012
Corporate Finance	$16.9	$61.8	$77.7	$78.7	$330.6
Transportation Finance	–	5.0	1.3	5.0	1.3
Vendor Finance	36.5	–	–	36.5	–
Commercial Segments	53.4	66.8	79.0	120.2	331.9
Consumer	–	12.0	1,039.9	12.0	1,546.1
Total	$53.4	$78.8	$1,118.9	$132.2	$1,878.0

Sales in Vendor Finance primarily reflect operations that were exited in conjunction with that segment’s international platform rationalization initiatives. The Consumer activities reflect sales of student loans.

Equipment Sales (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2013	2013	2012	2013	2012
Corporate Finance	$30.3	$34.2	$52.2	$64.5	$117.2
Transportation Finance	332.7	129.0	198.6	461.7	293.7
Vendor Finance	59.3	57.4	90.6	116.7	164.5
Total	$422.3	$220.6	$341.4	$642.9	$575.4

Asset sales in Transportation Finance primarily reflect aerospace assets.

CONCENTRATIONS

Ten Largest Accounts

Our ten largest financing and leasing asset accounts in the aggregate represented 8.4% of our total financing and leasing assets at June 30, 2013 (the largest account was less than 2.0%). Excluding student loans, the top ten accounts in aggregate represented 9.3% of total owned assets (the largest account totaled 2%). The largest accounts represent Transportation Finance (airlines and rail) assets. The top ten accounts were 8.7% (9.8% excluding student loans) at December 31, 2012.

Geographic Concentrations

The following table represents the financing and leasing assets by obligor geography:

Financing and Leasing Assets by Obligor – Geographic Region (dollars in millions)

	June 30, 2013		December 31, 2012
Northeast	$6,133.1	17.4%	$5,387.7	15.9%
Midwest	4,945.9	14.1%	4,898.3	14.4%
West	4,096.4	11.6%	3,862.7	11.4%
Southwest	3,517.9	10.0%	3,432.7	10.1%
Southeast	3,343.3	9.5%	3,362.2	9.9%
Total U.S.	22,036.6	62.6%	20,943.6	61.7%
Asia / Pacific	3,875.3	11.0%	3,721.6	11.0%
Europe	3,639.4	10.4%	3,372.8	10.0%
Canada	2,194.1	6.2%	2,257.6	6.7%
Latin America	1,820.7	5.2%	2,035.5	6.0%
All other countries	1,625.0	4.6%	1,574.6	4.6%
Total	$35,191.1	100.0%	$33,905.7	100.0%

64   CIT GROUP INC

The following table summarizes both state concentrations greater than 5.0% and international country concentrations in excess of 1.0% of our financing and leasing assets:

Financing and Leasing Assets by Obligor – State and Country (dollars in millions)

	June 30, 2013		December 31, 2012
State
Texas	$2,848.2	8.1%	$2,694.3	7.9%
New York	2,288.8	6.5%	2,111.5	6.2%
California	1,986.9	5.6%	1,941.3	5.7%
All other states	14,912.7	42.4%	14,196.5	41.9%
Total U.S.	$22,036.6	62.6%	$20,943.6	61.7%
Country
Canada	$2,194.1	6.2%	$2,257.6	6.7%
China	1,196.5	3.4%	1,112.1	3.3%
United Kingdom	1,191.1	3.4%	946.5	2.8%
Australia	994.8	2.8%	1,042.7	3.1%
Mexico	903.8	2.6%	940.6	2.8%
Brazil	661.5	1.9%	685.6	2.0%
Spain	454.0	1.3%	459.0	1.3%
Korea	367.0	1.1%	377.2	1.1%
Russia	360.4	1.0%	322.9	1.0%
Italy	346.9	1.0%	340.7	1.0%
All other countries	4,484.4	12.7%	4,477.2	13.2%
Total International	$13,154.5	37.4%	$12,962.1	38.3%

In its normal course of business, CIT extends credit or leases equipment to obligors located in Spain, Italy, Ireland, Greece and Portugal. The total balance of financing and leasing assets to obligors located in these countries was $926 million and $918 million at June 30, 2013 and December 31, 2012, respectively, of which approximately 70% in both periods represented operating lease equipment, primarily in Transportation Finance. CIT does not have sovereign debt exposure to these countries.

Industry Concentrations

The following table represents financing and leasing assets by industry of obligor:

Financing and Leasing Assets by Obligor – Industry (dollars in millions)

	June 30, 2013		December 31, 2012
Commercial airlines (including regional airlines)(1)	$8,798.8	25.0%	$9,039.2	26.7%
Manufacturing(2)	5,509.6	15.6%	5,107.6	15.1%
Student lending(3)	3,523.0	10.0%	3,697.5	10.9%
Service industries	3,237.2	9.2%	3,057.1	9.0%
Retail(4)	3,155.0	9.0%	3,010.7	8.9%
Transportation(5)	2,367.7	6.7%	2,277.9	6.7%
Healthcare	1,452.6	4.1%	1,466.7	4.3%
Commercial real estate	1,229.1	3.5%	694.5	2.1%
Energy and utilities	1,107.8	3.1%	992.8	2.9%
Oil and gas extraction / services	832.2	2.4%	718.7	2.1%
Other (no industry greater than 2%)	3,978.1	11.4%	3,843.0	11.3%
Total	$35,191.1	100.0%	$33,905.7	100.0%

(1)	Includes the Commercial Aerospace Portfolio and additional financing and leasing assets that are not commercial aircraft.

(2)	At June 30, 2013, includes manufacturers of chemicals, including pharmaceuticals (2.7%), petroleum and coal, including refining (2.2%), food (1.9%), apparel (1.0%), rubber and plastics (1.0%), and transportation equipment (1.0%).

(3)	See Student Lending section for further information.

(4)	At June 30, 2013, includes retailers of apparel (3.6%) and general merchandise (1.9%).

(5)	Includes rail (3.8%), trucking and shipping.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   65

Operating Lease Equipment

The following table represents the operating lease equipment by segment:

Operating Lease Equipment by Segment (dollars in millions)

	June 30, 2013	December 31, 2012
Transportation Finance – Aerospace(1)	$7,845.2	$8,112.9
Transportation Finance – Rail and Other	4,188.9	4,060.7
Vendor Finance	220.1	214.2
Corporate Finance	72.0	23.9
Total	$12,326.2	$12,411.7

(1)	Aerospace includes commercial, regional and corporate aircraft and equipment.

At June 30, 2013, Transportation Finance primarily included 262 commercial aircraft, approximately 104,000 railcars and 400 locomotives on operating lease. We also have commitments to purchase aircraft and railcars, as disclosed in Note 11 — Commitments in Item 8 Financial Statements and Supplementary Data.

Commercial Aerospace

The following tables present detail on our commercial and regional aerospace portfolio concentrations, which we call our Commercial Aerospace portfolio. The net investment in regional aerospace financing and leasing assets was $54.0 million at June 30, 2013 and $79.8 million at December 31, 2012 and was substantially comprised of loans and capital leases.

The information presented below, by region, manufacturer, and body type, includes our operating lease aircraft portfolio, which comprises over 90% of our total commercial aerospace portfolio and substantially all of our owned fleet of leased aircraft at June 30, 2013.

Commercial Aerospace Portfolio (dollars in millions)

	June 30, 2013		December 31, 2012
	Net Investment	Number	Net Investment	Number
By Product:
Operating lease(1)	$8,076.8	262	$8,238.6	268
Loan(2)	613.8	60	666.7	64
Capital lease	16.7	7	40.5	10
Total	$8,707.3	329	$8,945.8	342

Commercial Aerospace Operating Lease Portfolio (dollars in millions)(1)

	June 30, 2013		December 31, 2012
	Net Investment	Number	Net Investment	Number
By Region:
Asia / Pacific	$3,032.2	81	$3,071.3	83
Europe	2,399.7	88	2,343.2	86
U.S. and Canada	1,011.2	37	1,049.9	38
Latin America	949.3	39	1,020.2	42
Africa / Middle East	684.4	17	754.2	19
Total	$8,076.8	262	$8,238.8	268
By Manufacturer:
Airbus	$5,602.0	160	$5,602.6	162
Boeing	2,118.7	89	2,301.0	94
Embraer	350.2	13	324.8	12
Other(3)	5.9	–	10.4	–
Total	$8,076.8	262	$8,238.8	268

66   CIT GROUP INC

Commercial Aerospace Operating Lease Portfolio (dollars in millions)(1) continued

	June 30, 2013		December 31, 2012
	Net Investment	Number	Net Investment	Number
By Body Type(4):
Narrow body	$5,791.6	221	$5,966.6	227
Intermediate	2,277.7	40	2,222.6	39
Wide body	–	–	37.5	1
Regional and other(3)	7.5	1	12.1	1
Total	$8,076.8	262	$8,238.8	268
Number of customers		94		97
Weighted average age of fleet (years)		6		5

(1)	Includes operating lease equipment held for sale of $268.6 million at June 30, 2013 and $171.7 million at December 31, 2012.

(2)	Plane count excludes aircraft in which our net investment consists of syndicated financings against multiple aircraft. The net investment associated with such financings was $47.7 million at June 30, 2013 and $50.2 million at December 31, 2012.

(3)	Includes engines.

(4)	Narrow body are single aisle design and consist primarily of Boeing 737 and 757 series, Airbus A320 series, and Embraer E170 and E190 aircraft. Intermediate body are smaller twin aisle design and consist primarily of Boeing 767 series and Airbus A330 series aircraft. Regional and Other includes aircraft and related equipment such as engines.

Our top five commercial aerospace outstanding exposures totaled $1,786.5 million and $1,880.8 million at June 30, 2013 and December 31, 2012, respectively; all of which were to carriers outside the U.S. The largest individual outstanding exposure totaled $644.9 million at June 30, 2013 and $775.4 million at December 31, 2012. The largest individual outstanding exposure to a U.S. carrier totaled $156.6 million at June 30, 2013 and $163.4 million at December 31, 2012. See Note 11 — Commitments for additional information regarding commitments to purchase additional aircraft.

Student Lending Receivables

Consumer includes our liquidating student loan portfolio. See Note 5 — Long-Term Borrowings for description of related financings.

Student Lending Receivables by Product Type (dollars in millions)

	June 30, 2013	December 31, 2012
Consolidation loans	$3,510.4	$3,676.9
Other U.S. Government guaranteed loans	12.6	19.1
Private (non-guaranteed) loans and other	–	1.5
Total	$3,523.0	$3,697.5
Delinquencies (sixty days or more)	$249.9	$312.5
Top state concentrations (%)	34%	34%
Top state concentrations	California, New York, Texas, Pennsylvania, Florida

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   67

OTHER ASSETS / OTHER LIABILITIES

The following tables present components of other assets and other liabilities.

Other Assets (dollars in millions)

	June 30, 2013	December 31, 2012
Deposits on commercial aerospace equipment	$612.9	$615.3
Deferred debt costs and other deferred charges	156.4	172.2
Executive retirement plan and deferred compensation	104.0	109.7
Tax receivables, other than income taxes	99.4	81.7
Accrued interest and dividends	95.3	93.9
Furniture and fixtures	79.5	75.4
Prepaid expenses	66.1	73.8
Other counterparty receivables	5.6	115.7
Other(1)	253.8	225.8
Total other assets	$1,473.0	$1,563.5

(1)	Other includes investments in and receivables from non-consolidated subsidiaries, deferred federal and state tax assets, servicing assets, and other miscellaneous assets.

Other Liabilities (dollars in millions)

	June 30, 2013	December 31, 2012
Equipment maintenance reserves	$862.6	$850.0
Accrued expenses	373.5	440.3
Security and other deposits	263.4	231.6
Accrued interest payable	225.8	236.9
Valuation adjustment relating to aerospace commitments(1)	158.9	188.1
Current taxes payable and deferred taxes	134.1	185.5
Accounts payable	94.2	129.9
Other(2)	410.9	425.5
Total other liabilities	$2,523.4	$2,687.8

(1)	In conjunction with FSA, a liability was recorded to reflect the current fair value of aircraft purchase commitments outstanding at the time. When the aircraft are purchased, the cost basis of the assets will be reduced by the associated liability.

(2)	Other consist of other taxes, property tax reserves and other miscellaneous liabilities.

RISK MANAGEMENT

We are subject to a variety of risks that can manifest themselves in the course of the business that we operate in. We consider the following to be the principal forms of risk:

■	Credit and asset risk (including lending, leasing, counterparty, equipment valuation, country and industry, and residual risk)

■	Market risk (including interest rate and foreign currency)

■	Liquidity risk

■	Legal, regulatory and compliance risks (including compliance with laws and regulations)

■	Operational risks (risk of financial loss or potential damage to a firm’s reputation, or other adverse impacts resulting from inadequate or failed internal processes and systems, people or external events)

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

Our policies and procedures relating to Risk Management are described in our Form 10-K for the year ended December 31, 2012.

68   CIT GROUP INC

Interest Rate Risk

At June 30, 2013, over 60% of the Company’s loan, lease, and investment portfolio was fixed rate, with the balance floating rate, while approximately 70% of our interest-bearing liabilities were fixed rate. As a result, our portfolio is in an asset-sensitive position, mostly to moves in LIBOR, whereby our assets will reprice faster than our liabilities. Further, our current portfolio is more sensitive to moves in short-term interest rates, as the recent increase in longer term interest rates did not have a material impact on our results. Therefore, in the near term, our net interest margin may increase if interest rates rise, or decrease if interest rates decline. (See Net Finance Revenue for discussion on the portfolio margin.) The following table summarizes the composition of interest rate sensitive assets and liabilities.

	June 30, 2013		March 31, 2013		December 31, 2012
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate
Assets	63%	37%	63%	37%	63%	37%
Liabilities	69%	31%	69%	31%	71%	29%

We evaluate and monitor interest rate risk through two primary metrics.

■	Net Interest Income Sensitivity (“NII Sensitivity”), which measures the impact of hypothetical changes in interest rates on net finance revenue; and

■	Economic Value of Equity (“EVE”), which measures the net economic value of equity by assessing the market value of assets, liabilities and derivatives.

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

	June 30, 2013		March 31, 2013		December 31, 2012
	+100 bps	–100 bps	+100 bps	–100 bps	+100 bps	–100 bps
Net Interest Income	9.0%	(2.2)%	8.9%	(2.2)%	7.6%	(1.9)%
Economic Value of Equity	2.1%	(2.1)%	1.9%	(1.3)%	1.8%	(1.4)%

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

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   69

unrestricted cash and portfolio cash inflows, liquidity sources include:

■	a $2 billion multi-year committed revolving credit facility, of which $1.9 billion was available at June 30, 2013;

■	committed securitization facilities and secured bank lines aggregating $4.5 billion, of which $1.9 billion was available at June 30, 2013, provided that eligible assets are available that can be funded through these facilities; and

■	portfolio assets, which could be sold or syndicated to access liquidity and manage credit exposure.

Cash and short-term investment securities totaled $6.9 billion at June 30, 2013 ($5.7 billion of cash and $1.2 billion of short-term investments), unchanged from March 31, 2013 and down from $7.6 billion at December 31, 2012. Cash and short-term investment securities at June 30, 2013 consisted of $2.6 billion related to the bank holding company and $2.5 billion at CIT Bank with the remainder comprised of cash at operating subsidiaries and restricted balances.

Our short-term investment securities include U.S. Treasury bills and Government Agency bonds. These investments are classified as available for sale and have maturities of less than 50 days as of the investment date. We anticipate continued investment of our cash in various types of liquid, high-grade investments.

One measurement of our liquidity is its relation to total assets, which was approximately 20% at June 30, 2013. For this measurement, liquidity includes all cash (including restricted cash) and short-term investments and the unused portion of the Revolving Credit Facility.

As a result of our continued funding and liability management initiatives, we reduced the weighted average coupon rates on outstanding deposits and long-term borrowings to 3.09% at June 30, 2013 from 3.18% and 3.81% at December 31, 2012 and June 30, 2012, respectively. We also continued to make progress towards achieving our targeted funding mix as detailed in the following table:

Target Funding Mix (dollars in millions)

	Target	June 30, 2013	December 31, 2012	June 30, 2012
Deposits	35%–45%	35%	31%	23%
Secured	25%–35%	28%	32%	33%
Unsecured	25%–35%	37%	37%	44%

Deposits

Deposits totaled $11.2 billion at June 30, 2013, up from $9.7 billion at December 31, 2012 and $7.2 billion at June 30, 2012. The weighted average interest rate on deposits was 1.59% at June 30, 2013, down from 1.75% at December 31, 2012 and 2.15% at June 30, 2012.

The following table details our deposits by type:

Deposits (dollars in millions)

	June 30, 2013	December 31, 2012
Online deposits	$6,032.6	$4,643.4
Brokered CDs / sweeps	3,763.0	4,251.6
Other(1)	1,375.7	789.5
Total	$11,171.3	$9,684.5

(1)	Other primarily includes a deposit sweep arrangement related to Healthcare Savings Accounts and deposits at our Brazil bank.

Long-term Borrowings – Unsecured

Revolving Credit Facility

The total commitment amount under the Revolving Credit Facility is $2 billion. The amount available to draw upon at June 30, 2013 was approximately $1.9 billion, with the balance of approximately $0.1 billion being utilized for the issuance of letters of credit. The applicable margin for LIBOR loans is 2.50% and the applicable margin for Base Rate loans is 1.50% at June 30, 2013. Further improvement in CIT’s long-term senior unsecured, non-credit enhanced debt ratings to either BB by S&P or Ba2 by Moody’s would result in a reduction in the applicable margin to 2.25% for LIBOR based loans and to 1.25% for Base Rate loans.

The facility is currently guaranteed by eight of the Company’s domestic operating subsidiaries and subject to an asset coverage covenant (based on the book value of eligible assets of the Continuing Guarantors) of 2.0x the sum of: (i) the committed facility size and (ii) all outstanding indebtedness (including, without duplication, guarantees of such indebtedness) for borrowed money (excluding subordinated intercompany indebtedness) of the Continuing Guarantors, tested monthly and upon certain dispositions or encumbrances of eligible assets of the Continuing Guarantors. At June 30, 2013, the asset coverage ratio was 2.3x.

70   CIT GROUP INC

Senior Unsecured Notes and Series C Unsecured Notes

At June 30, 2013, we had $6.5 billion of senior unsecured notes outstanding and $5.25 billion of Series C Unsecured Notes outstanding.

See Note 5 — Long-term Borrowings for further detail.

InterNotes Retail Note Program

During the 2013 second quarter, we redeemed at par the remaining $20 million of senior unsecured notes issued under CIT’s InterNotes retail note program (“InterNotes”) that resulted in the acceleration of $8 million of FSA interest expense. During the 2013 first quarter, we redeemed at par $41 million in principal amount of InterNotes that resulted in the acceleration of $18 million of FSA interest expense. The weighted average coupon on the InterNotes was approximately 6.1%.

Long-term Borrowings – Secured

Secured borrowings totaled $9.2 billion at June 30, 2013 and $10.1 billion at December 31, 2012.

Our secured financing transactions (which include securitizations) do not meet accounting requirements for sale treatment and are recorded as secured borrowings, with the assets remaining on-balance sheet for GAAP. The debt associated with these transactions is collateralized by receivables, leases and/or equipment. Certain related cash balances are restricted.

CIT Bank is a member of the Federal Home Loan Bank (“FHLB”) of Seattle and may borrow under lines of credit with FHLB Seattle that are secured by a blanket lien on CIT Bank’s assets and collateral pledged to FHLB Seattle. At June 30, 2013, no collateral was pledged and no advances were outstanding with FHLB Seattle. A subsidiary of CIT Bank is a member of FHLB Des Moines and may borrow under lines of credit with FHLB Des Moines that are secured by a blanket lien on the subsidiary’s assets and collateral pledged to FHLB Des Moines. At June 30, 2013, $41 million of collateral was pledged and $37 million of advances were outstanding with FHLB Des Moines.

During the second quarter CIT renewed two Vendor Finance conduit facilities, one at CIT Bank and one in the U.K., both at more attractive terms. In March 2013, CIT closed a CAD250 million committed multi-year conduit facility that allows the Canadian Vendor Finance business to fund both existing assets and new originations at attractive terms.

GSI Facilities

At June 30, 2013, a total of $3,310 million of financing and leasing assets and secured debt totaling $2,072 million issued to investors was outstanding under the GSI Facilities. After adjustment to the amount of actual qualifying borrowing base under terms of the GSI Facilities, this secured debt provided for usage of $1,839 million of the maximum notional amount of the GSI Facilities. The remaining $286 million of the maximum notional amount represents the unused portion of the GSI Facilities and constitutes the notional amount of derivative financial instruments. Unsecured counterparty receivable of $643 million, net of FSA, is owed to CIT from GSI for debt discount, return of collateral posted to GSI and settlements resulting from market value changes to asset-backed securities underlying the structures at June 30, 2013.

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

See Note 6 — Derivative Financial Instruments for further information.

Debt Ratings

Our debt ratings at June 30, 2013 as rated by Standard & Poor’s Ratings Services (“S&P”), Moody’s Investors Service (“Moody’s”) and Dominion Bond Rating Service (“DBRS”) are presented in the following table.

Debt Ratings as of June 30, 2013

	S&P Ratings Services	Moody’s Investors Service	DBRS
Issuer / Counterparty Credit Rating	BB–	Ba3	BB
Revolving Credit Facility Rating	BB–	Ba3	BBB (Low)
Series C Notes / Senior Unsecured Debt Rating	BB–	Ba3	BB
Outlook	Positive	Stable	Positive

There were no changes to our debt ratings during the 2013 second quarter. Changes that occurred during the 2013 first quarter included: (1) On January 8, 2013, Moody’s upgraded our issuer / counterparty credit and Series C/senior unsecured debt rating by one notch to Ba3/Stable from B1/Stable and (2) On February 12, 2013 S&P changed our debt ratings outlook to positive from stable.

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

Tax Implications of Cash in Foreign Subsidiaries

Cash and short term investments held by foreign subsidiaries, including cash available to the BHC and restricted cash, at June 30, 2013 and December 31, 2012 totaled $1.9 billion and $1.6 billion, respectively.

With respect to the Company’s investments in foreign subsidiaries, management had historically asserted the intent to indefinitely reinvest the unremitted earnings of its foreign subsidiaries with very limited exceptions.

In the quarter ended December 31, 2011, Management decided to no longer assert its intent to indefinitely reinvest its foreign earnings, except for foreign subsidiaries in select jurisdictions. This decision was driven by events during the course of the year that culminated in Management’s conclusion during the quarter that it may need to repatriate foreign earnings to address certain long-term investment and funding strategies. As of June 30, 2013, Management continues to maintain the position with regard to its assertion.

Contractual Payments and Commitments

The following tables summarize significant contractual payments and contractual commitment expirations at June 30, 2013. Certain amounts in the payments table are not the same as the respective balance sheet totals, because this table is based on contractual amounts and excludes FSA discounts, in order to better reflect projected contractual payments. Likewise, actual cash flows will vary materially from those depicted in the payments table as further explained in the table footnotes.

Payments for the Twelve Months Ended June 30(1) (dollars in millions)

	Total	2014	2015	2016	2017	2018+
Secured borrowings(2)	$9,517.2	$1,276.8	$1,293.6	$971.6	$841.8	$5,133.4
Senior unsecured	11,802.3	1,300.9	1,500.0	–	1,250.0	7,751.4
Total Long-term borrowings	21,319.5	2,577.7	2,793.6	971.6	2,091.8	12,884.8
Deposits	11,170.6	6,080.9	1,773.6	803.1	601.3	1,911.7
Credit balances of factoring clients	1,205.0	1,205.0	–	–	–	–
Lease rental expense	200.6	61.2	27.4	24.4	22.3	65.3
Total contractual payments	$33,895.7	$9,924.8	$4,594.6	$1,799.1	$2,715.4	$14,861.8

(1)	Projected payments of debt interest expense and obligations relating to postretirement programs are excluded.

(2)	Includes non-recourse secured borrowings, which are generally repaid in conjunction with the pledged receivable maturities.

72   CIT GROUP INC

Commitment Expiration by Twelve Month Periods Ended June 30 (dollars in millions)

	Total	2014	2015	2016	2017	2018+
Financing commitments(1)	$4,181.7	$1,128.9	$222.7	$887.1	$1,086.7	$856.3
Aerospace manufacturer purchase commitments(2)	9,462.6	669.3	894.6	1,452.6	819.5	5,626.6
Rail and other manufacturer purchase commitments	1,329.3	720.3	387.9	221.1	–	–
Letters of credit	348.0	95.1	16.1	60.8	94.7	81.3
Deferred purchase agreements	2,267.7	2,267.7	–	–	–	–
Guarantees, acceptances and other recourse obligations	14.5	10.1	3.1	1.3	–	–
Liabilities for unrecognized tax obligations(3)	319.2	5.0	314.2	–	–	–
Total contractual commitments	$17,923.0	$4,896.4	$1,838.6	$2,622.9	$2,000.9	$6,564.2

(1)	Financing commitments do not include certain unused, cancelable lines of credit to customers in connection with third-party vendor programs, which can be reduced or cancelled by CIT at any time without notice.

(2)	Aerospace commitments are net of amounts on deposit with manufacturers.

(3)	The balance cannot be estimated past 2015; therefore the remaining balance is reflected in 2015.

Financing commitments increased from $3.3 billion at December 31, 2012 to $4.2 billion at June 30, 2013. This includes commitments that have been extended to and accepted by customers or agents, but on which the criteria for funding have not been completed of $754 million at June 30, 2013 and $325 million at December 31, 2012. Also included are Trade Finance credit line agreements with an amount available, net of amount of receivables assigned to us, of $292 million at June 30, 2013.

At June 30, 2013, substantially all our undrawn financing commitments were senior facilities, with approximately 77% secured by equipment or other assets and the remainder comprised of cash flow or enterprise value facilities. Most of our undrawn and available financing commitments are in Corporate Finance. The top ten undrawn commitments totaled $381 million at June 30, 2013.

The table above includes approximately $0.8 billion of undrawn financing commitments at June 30, 2013 and $0.6 billion at December 31, 2012 that were not available for draw due to requirements for collateral availability or covenant conditions.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   73

CAPITAL

The Company is subject to various regulatory capital requirements set by the Federal Reserve Board. Upon attaining Bank Holding Company status, CIT committed to its regulators to maintain a 13% Total Capital Ratio at the BHC. CIT’s capital ratios have been consistently strong. Capital ratio trends and capital levels reflect growth in underlying assets as well as the FSA impact of accelerated refinancing and repayment of high cost debt.

Tier 1 Capital and Total Capital Components (dollars in millions)

Tier 1 Capital	June 30, 2013	December 31, 2012
Total stockholders’ equity	$8,677.2	$8,334.8
Effect of certain items in accumulated other comprehensive loss excluded from Tier 1 Capital	41.6	41.1
Adjusted total equity	8,718.8	8,375.9
Less: Goodwill	(344.5)	(345.9)
Disallowed intangible assets	(24.8)	(32.7)
Investment in certain unconsolidated subsidiaries	(32.4)	(34.4)
Other Tier 1 components(1)	(39.1)	(68.0)
Tier 1 Capital	8,278.0	7,894.9
Tier 2 Capital
Qualifying reserve for credit losses and other reserves(2)	394.1	402.6
Less: Investment in certain unconsolidated subsidiaries	(32.4)	(34.4)
Other Tier 2 components(3)	–	0.5
Total qualifying capital	$8,639.7	$8,263.6
Risk-weighted assets	$50,718.0	$48,580.1
BHC Ratios
Tier 1 Capital Ratio	16.3%	16.3%
Total Capital Ratio	17.0%	17.0%
Tier 1 Leverage Ratio	18.7%	18.3%
CIT Bank Ratios
Tier 1 Capital Ratio	19.6%	21.5%
Total Capital Ratio	20.8%	22.7%
Tier 1 Leverage Ratio	18.5%	20.2%

(1)	Includes the portion of net deferred tax assets that does not qualify for inclusion in Tier 1 capital based on the capital guidelines, the Tier 1 capital charge for nonfinancial equity investments and the Tier 1 capital deduction for net unrealized losses on available-for-sale marketable securities (net of tax).

(2)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit, and deferred purchase agreements, all of which are recorded in Other Liabilities.

(3)	Banking organizations are permitted to include in Tier 2 Capital up to 45% of net unrealized pre-tax gains on available for sale equity securities with readily determinable fair values.

On May 30, 2013, our Board of Directors approved the repurchase of up to $200 million of common stock through December 31, 2013. Management will determine the timing and amount of any share repurchases under the share repurchase authorizations based on market conditions and other considerations. The repurchases may be effected in the open market through derivative, accelerated repurchase and other negotiated transactions, and through plans designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. We repurchased 281 thousand shares in June at an average price of $44.36 per share.

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

74   CIT GROUP INC

The reconciliation of balance sheet assets to risk-weighted assets is presented below:

Risk-Weighted Assets (dollars in millions)

	June 30, 2013	December 31, 2012
Balance sheet assets	$44,631.0	$44,012.0
Risk weighting adjustments to balance sheet assets	(9,443.7)	(9,960.4)
Off balance sheet items(1)	15,530.7	14,528.5
Risk-weighted assets	$50,718.0	$48,580.1

(1)	Primarily reflects commitments to purchase aircraft, unused lines of credit, letters of credit and deferred purchase agreements. For 2012, also includes commitment for a portfolio of commercial loans purchased in 2013.

Regulatory Capital Guidelines and Changes

The regulatory capital guidelines currently applicable to the Company are based on the Capital Accord of the Basel Committee on Banking Supervision (Basel I). We compute capital ratios in accordance with Federal Reserve capital guidelines for assessing adequacy of capital. To be well capitalized, a BHC generally must maintain Tier 1 and Total Capital Ratios of at least 6% and 10%, respectively. The Federal Reserve Board also has established minimum guidelines. The minimum ratios are: Tier 1 Capital Ratio of 4.0%, Total Capital Ratio of 8.0% and Tier 1 Leverage Ratio of 4.0%. In order to be considered a “well capitalized” depository institution under FDIC guidelines, CIT Bank must maintain a Tier 1 Capital Ratio of at least 6%, a Total Capital Ratio of at least 10%, and a Tier 1 Leverage Ratio of at least 5%.

In December 2010, the Basel Committee on Banking Supervision released its final framework for strengthening international capital and liquidity regulation (“Basel III”). In July 2013, the Board of Governors of the Federal Reserve and the Federal Deposit Insurance Corporation issued a final rule (“Basel III Final Rule”) implementing revised risk-based capital and leverage requirements for banking organizations proposed under Basel III. CIT Group, as well as CIT Bank, will be subject to the Basel III Final Rule as of January 1, 2015.

Among other matters, the Basel III Final Rule: (i) introduces a new capital measure called “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandates that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expands the scope of the deductions from and adjustments to capital as compared to existing regulations. For most banking organizations, the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock and the most common form of Tier 2 capital is subordinated notes which will be subject to the Basel III Final Rule specific requirements. The Company does not currently have either of these forms of capital outstanding.

The Basel III Final Rule also introduces a new “capital conservation buffer”, composed entirely of CET1, on top of these minimum risk-weighted asset ratios, which excludes the Tier 1 leverage ratio. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The Basel III Final Rule provides for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, certain portions of deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1.

In addition, under the current general risk-based capital rules, the effects of certain components of AOCI included in shareholders’ equity (for example, marks-to-market of securities held in the available for sale portfolio) under U.S. GAAP are reversed for the purposes of determining regulatory capital ratios. Pursuant to the Basel III Final Rule, the effects of these AOCI items are not excluded; however, non-advanced approaches banking organizations, including the Company and CIT Bank, may make a one-time permanent election to continue to exclude the AOCI items currently excluded under Basel I. This election must be made concurrently with the first filing of certain of the Company’s and CIT Bank’s periodic regulatory reports in the beginning of 2015. The Company and CIT Bank are considering whether to make such election. The Basel III Final Rule also precludes certain hybrid securities, such as trust preferred securities, from inclusion in bank holding companies’ Tier 1 capital. CIT Group does not have any hybrid securities, such as trust preferred securities, outstanding.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2015 and will be phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   75

Per the Basel III final rule, CIT will be required to maintain risk-based capital ratios at January 1, 2019 as follows:

	Minimum Capital Requirements – January 1, 2019
	Tier 1 Common Equity	Tier 1 Capital	Total Capital	Leverage Ratio
Stated minimum Ratio	4.5%	6.0%	8.0%	4.0%
Capital conservation buffer	2.5%	2.5%	2.5%	NA
Effective minimum ratio	7.0%	8.5%	10.5%	4.0%

The Basel III Final Rule prescribes a new approach for risk weightings for bank holding companies and banks that follow the Standardized approach, which currently applies to CIT. This approach expands the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset classes. Overall, CIT expects a modest negative impact to risk-weighted assets because of the similarity of the Standardized Approach risk-weighting methodologies to the current Basel I risk-weighting methodology with respect to the Company’s and the Bank’s assets and off-balance sheet items.

With respect to CIT Bank, the Basel III Final Rule revises the “prompt corrective action” (“PCA”) regulations adopted pursuant to Section 38 of the Federal Deposit Insurance Act, by: (i) introducing a CET1 ratio requirement at each PCA category (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The Basel III Final Rule does not change the total risk-based capital requirement for any PCA category.

At June 30, 2013, the Company’s and CIT Bank’s capital ratios and capital composition exceed the post-transition minimum capital requirements at January 2019. CIT’s capital stock is substantially all Tier 1 Common equity and generally does not include non-qualifying capital instruments subject to transitional deductions. Both CIT and CIT Bank are subject to a minimum tier 1 leverage ratio of 4%. We believe that, as of June 30, 2013, the Company and CIT Bank would meet all capital requirements under the Basel III Final Rule, including the capital conservation buffer, on a fully phased-in basis as if such requirements were currently effective. As non-advanced approaches banking organizations, CIT Group and CIT Bank will not be subject to the Countercyclical Buffer or the supplementary leverage ratio.

US regulatory agencies have not issued final rules implementing the Liquidity Coverage Ratio test or the Net Stable Funding Ratio test called for by the Basel III proposals.

See the “Regulation” section of Item 1 Business Overview in our 2012 Form 10-K for further detail regarding regulatory matters.

CIT BANK

CIT Bank is a state-chartered commercial bank headquartered in Salt Lake City, Utah, that is subject to regulation and examination by the Federal Deposit Insurance Corporation and the Utah Department of Financial Institutions and is our principal bank subsidiary. CIT Bank originates and funds lending and leasing activity in the U.S. for CIT’s commercial business segments. The Bank continued to grow its commercial loans and leasing assets as it funded essentially all of the U.S. new business volume, while deposits grew in support of the increased business.

Total assets were $13.9 billion at June 30, 2013, up $1.6 billion from December 31, 2012 and $3.8 billion from a year ago, and comprised mainly of commercial financing and leasing assets and cash. Cash was $2.5 billion at June 30, 2013, down from $3.4 billion at December 31, 2012, as the decline reflected amounts used for the first quarter purchase of a commercial loan portfolio, and down from $3.0 billion at June 30, 2012.

Commercial loans totaled $10.2 billion at June 30, 2013, up from $8.0 billion at December 31, 2012 and $6.0 billion at June 30, 2012. Commercial loans expanded during the quarter, reflecting solid new business, while the year-to-date increase also reflected the purchase of an approximately $720 million portfolio. The Bank funded $1.8 billion of new business volume, which represented essentially all of the new U.S. volumes for Corporate Finance, Transportation Finance and Vendor Finance. Funded volumes were up 26% from the year-ago quarter and 22% sequentially. The increases reflected higher volumes in each of the three segments, including financing in newer initiatives such as maritime finance and real estate lending. Operating lease equipment of $0.9 billion,

76   CIT GROUP INC

comprised primarily of railcars, increased from $0.7 billion at December 31, 2012 and $0.3 billion at June 30, 2012.

CIT Bank’s capital and leverage ratios are noted below and remain well above required levels.

CIT Bank deposits at June 30, 2013 were $11.1 billion, up from $9.6 billion at December 31, 2012 and $7.1 billion at June 30, 2012. The weighted average rate on outstanding deposits was 1.5% at quarter-end, down from 1.6% at December 31, 2012 and 2.0% at June 30, 2012. Deposits originated through our online bank surpassed $6 billion and represent more than half of total deposits. CIT Bank began offering on-line Individual Retirement Accounts (“IRAs”) in March 2013 to supplement its growing suite of product offerings.

The following presents condensed financial information for CIT Bank.

Condensed Balance Sheets (dollars in millions)

	June 30, 2013	December 31, 2012
ASSETS:
Cash and deposits with banks	$2,549.4	$3,351.3
Investment securities	174.4	123.3
Assets held for sale	17.8	32.9
Commercial loans	10,208.1	8,036.9
Allowance for loan losses	(165.2)	(133.7)
Operating lease equipment, net	946.8	650.0
Other assets	135.3	164.6
Total Assets	$13,866.6	$12,225.3
LIABILITIES AND EQUITY:
Deposits	$11,111.1	$9,615.8
Long-term borrowings	49.3	49.6
Other liabilities	184.5	122.7
Total Liabilities	11,344.9	9,788.1
Total Equity	2,521.7	2,437.2
Total Liabilities and Equity	$13,866.6	$12,225.3
Capital Ratios:
Tier 1 Capital Ratio	19.6%	21.5%
Total Capital Ratio	20.8%	22.7%
Tier 1 Leverage ratio	18.5%	20.2%
Financing and Leasing Assets by Segment:
Corporate Finance	$6,892.2	$5,314.4
Transportation Finance	2,282.9	1,807.8
Vendor Finance	1,946.3	1,539.5
Trade Finance	51.3	58.1
Total	$11,172.7	$8,719.8

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   77

Condensed Statements of Operations (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2013	2013	2012	2013	2012
Interest income	$134.7	$121.9	$87.5	$256.6	$171.1
Interest expense	(44.2)	(40.7)	(35.5)	(84.9)	(73.0)
Net interest revenue	90.5	81.2	52.0	171.7	98.1
Provision for credit losses	(16.9)	(20.8)	(20.6)	(37.7)	(33.5)
Net interest revenue, after credit provision	73.6	60.4	31.4	134.0	64.6
Rental income on operating leases	31.5	25.5	6.0	57.0	8.9
Other income	30.6	27.9	43.6	58.5	67.9
Total net revenue, net of interest expense and credit provision	135.7	113.8	81.0	249.5	141.4
Operating expenses	(75.8)	(66.2)	(42.8)	(142.0)	(72.8)
Depreciation on operating lease equipment	(14.8)	(10.8)	(3.8)	(25.6)	(6.2)
Income before provision for income taxes	45.1	36.8	34.4	81.9	62.4
Provision for income taxes	(18.3)	(14.6)	(12.1)	(32.9)	(21.7)
Net income	$26.8	$22.2	$22.3	$49.0	$40.7
New business volume – funded	$1,841.6	$1,513.2	$1,462.3	$3,354.8	$2,622.6

The Bank’s results benefited from higher earning assets and credit metrics remained solid, with net charge-offs as a percentage of average finance receivables of 0.14%, 0.34% and 0.13%, for the current quarter, prior-year quarter and prior quarter, respectively.

Other income was down from the prior-year quarter, which included gains on student loans sold and up modestly from the prior quarter. Operating expenses increased from the prior-year quarter due to higher employee costs reflecting the transfer of employees in 2012 from the bank holding company into the bank. Both sequential and year-over-year results include higher expenses related to growth.

Net Finance Revenue (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2013	2013	2012	2013	2012
Interest income	$134.7	$121.9	$87.5	$256.6	$171.1
Rental income on operating leases	31.5	25.5	6.0	57.0	8.9
Finance revenue	166.2	147.4	93.5	313.6	180.0
Interest expense	(44.2)	(40.7)	(35.5)	(84.9)	(73.0)
Depreciation on operating lease equipment	(14.8)	(10.8)	(3.8)	(25.6)	(6.2)
Net finance revenue	$107.2	$95.9	$54.2	$203.1	$100.8
Average Earning Assets (“AEA”)	$10,697.9	$9,467.5	$6,653.6	$10,040.0	$6,602.6
As a % of AEA:
Finance revenue	6.21%	6.23%	5.62%	6.25%	5.45%
Interest expense and depreciation	(2.20)%	(2.18)%	(2.36)%	(2.20)%	(2.40)%
Net finance revenue	4.01%	4.05%	3.26%	4.05%	3.05%
Net finance revenue is a non-GAAP measure.

As detailed in the above table, NFR increased primarily on commercial asset growth. Average earning assets increased reflecting new business volumes and compared to the prior-year quarter, the increase in commercial assets offset the decline in consumer assets (student loans), the remaining of which were sold in 2012. Partially offsetting the increased revenues was lower net FSA accretion of $2 million during the current quarter, compared to $6 million in the prior-year quarter and $2 million in the prior quarter. The Bank continued to grow its operating lease portfolio. Net operating lease revenue was $17 million for the current quarter, reflecting a margin of 7.9% of average operating leases in 2013, compared to net operating lease revenue of $2 million and $15 million in the prior-year and prior quarters, respectively.

NFM increased from the prior-year quarter as the revenue earned from higher yielding commercial assets offset lower yielding consumer assets, principally student loans that were sold or ran-off in 2012, and a decrease in FSA accretion. NFM was down slightly from the prior quarter.

78   CIT GROUP INC

SELECT DATA AND AVERAGE BALANCES

Select Data (dollars in millions)

	At or for the Quarters Ended			For the Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2013	2013	2012	2013	2012
Select Statement of Operations Data
Net interest revenue	$70.2	$63.9	$(223.9)	$134.1	$(878.2)
Provision for credit losses	(14.6)	(19.5)	(8.9)	(34.1)	(51.5)
Total non-interest income	531.7	515.0	585.6	1,046.7	1,281.5
Total other expenses	(371.0)	(378.6)	(379.1)	(749.6)	(763.9)
Net income (loss)	183.6	162.6	(72.9)	346.2	(499.9)
Per Common Share Data
Diluted income (loss) per common share	$0.91	$0.81	$(0.36)	$1.71	$(2.49)
Book value per common share	$43.16	$42.21	$41.79
Tangible book value per common share	$41.33	$40.35	$39.86
Performance Ratios
Return on average common stockholders’ equity	8.5%	7.7%	(3.5)%	8.1%	(11.6)%
Net finance revenue as a percentage of average earning assets	4.53%	4.43%	1.13%	4.48%	(1.59)%
Return on average total assets	1.64%	1.47%	(0.67)%	1.56%	(2.25)%
Total ending equity to total ending assets	19.5%	19.1%	19.6%
Balance Sheet Data
Loans including receivables pledged	$21,678.3	$22,120.4	$20,097.9
Allowance for loan losses	(367.2)	(386.0)	(414.2)
Operating lease equipment, net	12,326.2	12,290.6	11,911.2
Goodwill and intangible assets, net	369.3	373.6	388.2
Total cash and short-term investments	6,918.9	6,941.3	7,044.2
Total assets	44,631.0	44,563.4	42,806.2
Deposits	11,171.3	10,701.9	7,163.6
Total long-term borrowings	21,001.7	21,577.0	23,553.5
Total common stockholders’ equity	8,677.2	8,494.4	8,393.8
Credit Quality
Non-accrual loans as a percentage of finance receivables	1.28%	1.33%	2.26%
Net charge-offs as a percentage of average finance receivables	0.53%	0.18%	0.33%	0.36%	0.38%
Allowance for loan losses as a percentage of finance receivables	1.69%	1.74%	2.06%
Financial Ratios
Tier 1 Capital Ratio	16.3%	16.4%	18.0%
Total Capital Ratio	17.0%	17.1%	18.9%

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   79

Quarterly Average Balances(1) and Associated Income (dollars in millions)

	June 30, 2013			March 31, 2013			June 30, 2012
	Average Balance	Revenue / Expense	Average Rate (%)	Average Balance	Revenue / Expense	Average Rate (%)	Average Balance	Revenue / Expense	Average Rate (%)
Interest bearing deposits	$5,315.6	$4.3	0.32%	$5,773.7	$3.5	0.24%	$6,445.3	$5.1	0.32%
Investments	1,658.3	2.8	0.68%	1,536.2	2.9	0.76%	1,287.4	2.9	0.90%
Loans (including held for sale)(2)(3)
U.S.	18,106.2	248.1	5.88%	17,435.4	254.5	6.27%	16,998.0	298.9	7.55%
Non-U.S.	4,188.6	96.4	9.21%	4,182.5	94.9	9.08%	4,024.7	103.4	10.28%
Total loans(2)	22,294.8	344.5	6.54%	21,617.9	349.4	6.84%	21,022.7	402.3	8.10%
Total interest earning assets / interest income(2)(3)	29,268.7	351.6	5.01%	28,927.8	355.8	5.13%	28,755.4	410.3	5.95%
Operating lease equipment, net (including held for sale)(4)
U.S.(4)	6,447.0	156.8	9.73%	6,391.2	147.4	9.23%	6,149.2	149.1	9.70%
Non-U.S.(4)	6,267.5	154.3	9.85%	6,343.4	154.2	9.72%	6,207.0	166.3	10.72%
Total operating lease equipment, net(4)	12,714.5	311.1	9.79%	12,734.6	301.6	9.47%	12,356.2	315.4	10.21%
Total earning assets(2)	41,983.2	$662.7	6.50%	41,662.4	$657.4	6.50%	41,111.6	$725.7	7.27%
Non-interest earning assets
Cash due from banks	512.4			408.8			454.0
Allowance for loan losses	(376.0)			(378.1)			(415.1)
All other non-interest earning assets	2,565.1			2,597.7			2,683.9
Total Average Assets	$44,684.7			$44,290.8			$43,834.4
Borrowings
Deposits	$11,009.6	$44.8	1.63%	$10,199.7	$42.3	1.66%	$6,922.6	$35.3	2.04%
Long-term borrowings(5)	21,320.7	236.6	4.44%	21,794.9	249.6	4.58%	24,715.2	598.9	9.69%
Total interest-bearing liabilities	32,330.3	$281.4	3.48%	31,994.6	$291.9	3.65%	31,637.8	$634.2	8.02%
Credit balances of factoring clients	1,222.2			1,187.3			1,160.4
Other non-interest bearing liabilities	2,517.5			2,679.8			2,591.3
Noncontrolling interests	9.1			6.7			4.5
Stockholders’ equity	8,605.6			8,422.4			8,440.4
Total Average Liabilities and Stockholders’ Equity	$44,684.7			$44,290.8			$43,834.4
Net revenue spread			3.02%			2.85%			(0.75)%
Impact of non-interest bearing sources			0.72%			0.76%			1.67%
Net revenue/yield on earning assets(2)		$381.3	3.74%		$365.5	3.61%		$91.5	0.92%

(1)	The average balances presented are derived based on month end balances during the year. Tax exempt income was not significant in any of the years presented. Average rates are impacted by FSA accretion and amortization.

(2)	The rate presented is calculated net of average credit balances for factoring clients.

(3)	Non-accrual loans and related income are included in the respective categories.

(4)	Operating lease rental income is a significant source of revenue; therefore, we have presented the rental revenues net of depreciation.

(5)	Interest and average rates include FSA accretion, including amounts accelerated due to redemptions or extinguishments, and accelerated original issue discount on debt extinguishment related to the GSI facility.

80   CIT GROUP INC

Year to Date Average Balances(1) and Associated Income (dollars in millions)

	June 30, 2013			June 30, 2012
	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)
Interest bearing deposits	$5,609.2	$7.8	0.28%	$6,419.9	$10.0	0.31%
Investments	1,579.1	5.7	0.72%	1,524.1	5.8	0.76%
Loans (including held for sale)(2)(3)
U.S.	17,715.0	502.6	6.09%	17,358.6	620.5	7.66%
Non-U.S.	4,179.1	191.3	9.16%	4,008.9	200.3	10.00%
Total loans(2)	21,894.1	693.9	6.71%	21,367.5	820.8	8.12%
Total interest earning assets / interest income(2)(3)	29,082.4	707.4	5.07%	29,311.5	836.6	5.94%
Operating lease equipment, net (including held for sale)(4)
U.S.(4)	6,429.0	304.2	9.46%	6,024.9	288.2	9.57%
Non-U.S.(4)	6,303.8	308.5	9.79%	6,271.3	330.2	10.53%
Total operating lease equipment, net(4)	12,732.8	612.7	9.62%	12,296.2	618.4	10.06%
Total earning assets(2)	41,815.2	$1,320.1	6.50%	41,607.7	$1,455.0	7.19%
Non interest earning assets
Cash due from banks	462.3			444.7
Allowance for loan losses	(375.8)			(411.8)
All other non-interest earning assets	2,575.3			2,761.4
Total Average Assets	$44,477.0			$44,402.0
Borrowings
Deposits	$10,590.7	$87.1	1.64%	$6,726.5	$71.6	2.13%
Long-term borrowings(5)	21,555.1	486.2	4.51%	25,242.4	1,643.2	13.02%
Total interest-bearing liabilities	32,145.8	$573.3	3.57%	31,968.9	$1,714.8	10.73%
Credit balances of factoring clients	1,200.0			1,157.9
Other non-interest bearing liabilities	2,606.4			2,640.0
Noncontrolling interests	8.0			4.2
Stockholders’ equity	8,516.8			8,631.0
Total Average Liabilities and Stockholders’ Equity	$44,477.0			$44,402.0
Net revenue spread			2.93%			(3.54)%
Impact of non-interest bearing sources			0.75%			2.26%
Net revenue/yield on earning assets(2)		$746.8	3.68%		($259.8)	(1.28)%

(1)	The average balances presented are derived based on month end balances during the year. Tax exempt income was not significant in any of the years presented. Average rates are impacted by FSA accretion and amortization.

(2)	The rate presented is calculated net of average credit balances for factoring clients.

(3)	Non-accrual loans and related income are included in the respective categories.

(4)	Operating lease rental income is a significant source of revenue; therefore, we have presented the rental revenues net of depreciation.

(5)	Interest and average rates include FSA accretion, including amounts accelerated due to redemptions or extinguishments, and accelerated original issue discount on debt extinguishment related to the GSI facility.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   81

The average long-term borrowings balances presented below were derived based on daily balances and the average rates are based on a 30 days per month day count convention. The average rates include FSA accretion, including amounts accelerated due to redemptions or extinguishments and prepayment costs.

Average Daily Long-term Borrowings Balances and Rates (dollars in millions)

	Quarters Ended
	June 30, 2013			March 31, 2013			June 30, 2012
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Revolving Credit Facility(1)	$–	$4.0	–	$–	$3.9	–	$457.5	$5.5	4.80%
Senior Unsecured Notes(2)	11,795.5	162.4	5.51%	11,817.0	173.0	5.86%	14,009.6	521.8	14.90%
Secured Borrowings(2)	9,557.2	70.2	2.94%	9,919.0	72.7	2.93%	10,243.4	71.6	2.79%
Long-term Borrowings	$21,352.7	$236.6	4.43%	$21,736.0	$249.6	4.59%	$24,710.5	$598.9	9.69%

	Six Months Ended
	June 30, 2013			June 30, 2012
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Revolving Credit Facility(1)	$–	$7.9	–	$334.2	$9.7	–
Senior Unsecured Notes(2)	11,806.3	335.4	5.68%	13,143.8	772.9	11.76%
Secured Borrowings(2)	9,738.1	142.9	2.93%	10,295.6	176.8	3.43%
Series A Notes	–	–	–	1,712.4	683.8	79.86%
Long-term Borrowings	$21,544.4	$486.2	4.51%	$25,486.0	$1,643.2	12.89%

(1)	Interest expense and average rate includes Facility commitment fees and amortization of Facility deal costs.

(2)	Interest expense includes accelerated FSA accretion (amortization) on debt extinguishment, as presented in the following table.

Accelerated FSA Accretion (Amortization) on Debt Extinguishment (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30, 2013	March 31, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Senior Unsecured Notes	$8.1	$17.8	$264.9	$25.9	$264.9
Series A Notes	–	–	–	–	596.9
Total	$8.1	$17.8	$264.9	$25.9	$861.8

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

82   CIT GROUP INC

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

Total Net Revenues(1) and Net Operating Lease Revenues(2) (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2013	2013	2012	2013	2012
Total Net Revenue(1)
Interest income	$351.6	$355.8	$410.3	$707.4	$836.6
Rental income on operating leases	452.4	444.9	446.2	897.3	886.8
Finance revenue	804.0	800.7	856.5	1,604.7	1,723.4
Interest expense	(281.4)	(291.9)	(634.2)	(573.3)	(1,714.8)
Depreciation on operating lease equipment	(141.3)	(143.3)	(130.8)	(284.6)	(268.4)
Net finance revenue (NFR)	381.3	365.5	91.5	746.8	(259.8)
Other income	79.3	70.1	139.4	149.4	394.7
Total net revenues	$460.6	$435.6	$230.9	$896.2	$134.9
Net Operating Lease Revenue(2)
Rental income on operating leases	$452.4	$444.9	$446.2	$897.3	$886.8
Depreciation on operating lease equipment	(141.3)	(143.3)	(130.8)	(284.6)	(268.4)
Net operating lease revenue	$311.1	$301.6	$315.4	$612.7	$618.4

Adjusted NFR ($) and NFM (%) (dollars in millions)

	Quarters Ended
	June 30, 2013		March 31, 2013		June 30, 2012
NFR / NFM	$381.3	4.53%	$365.5	4.43%	$91.5	1.13%
Accelerated FSA net discount/(premium) on debt extinguishments and repurchases	8.1	0.09%	17.8	0.21%	264.9	3.28%
Adjusted NFR / NFM	$389.4	4.62%	$383.3	4.64%	$356.4	4.41%

	Six Months Ended June 30,
	2013		2012
NFR / NFM	$746.8	4.48%	$(259.8)	(1.59)%
Accelerated FSA net discount/(premium) on debt extinguishments and repurchases	25.9	0.16%	861.8	5.27%
Adjusted NFR / NFM	$772.7	4.64%	$602.0	3.68%

Operating Expenses(3) (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2013	2013	2012	2013	2012
Operating expenses	$(229.7)	$(235.3)	$(226.8)	$(465.0)	$(451.1)
Provision for severance and facilities exiting activities	9.5	5.7	1.5	15.2	6.0
Operating expenses excluding restructuring costs	$(220.2)	$(229.6)	$(225.3)	$(449.8)	$(445.1)

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   83

Impacts of Debt Redemption Charges on Pre-tax Income (Loss) (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2013	2013	2012	2013	2012
Pre-tax income/(loss)	$216.3	$180.8	$(26.3)	$397.1	$(412.1)
Accelerated FSA net discount/(premium) on debt extinguishments and repurchases	8.1	17.8	264.9	25.9	861.8
Debt related – loss on debt extinguishments	–	–	21.5	–	44.4
Total debt redemption charges	8.1	17.8	286.4	25.9	906.2
Pre-tax income – excluding debt redemption charges(4)	$224.4	$198.6	$260.1	$423.0	$494.1

Earning Assets(5) (dollars in millions)

	June 30, 2013	March 31, 2013	June 30, 2012
Loans	$21,678.3	$22,120.4	$20,097.9
Operating lease equipment, net	12,326.2	12,290.6	11,911.2
Assets held for sale	1,186.6	646.8	1,434.0
Credit balances of factoring clients	(1,205.0)	(1,237.7)	(1,164.1)
Total earning assets	$33,986.1	$33,820.1	$32,279.0
Commercial segments earning assets	$30,455.9	$30,219.4	$27,821.6

Tangible Book Value (dollars in millions)

	June 30, 2013	March 31, 2013	June 30, 2012
Total common stockholders’ equity	$8,677.2	$8,494.4	$8,393.8
Less: Goodwill	(344.5)	(345.9)	(345.9)
Intangible assets	(24.8)	(27.7)	(42.3)
Tangible book value	$8,307.9	$8,120.8	$8,005.6

(1)	Total net revenues is a non-GAAP measure that represents the combination of net finance revenue and other income and is an aggregation of all sources of revenue for the Company. Total net revenues is used by management to monitor business performance. Given our asset composition includes a high level of operating lease equipment (37% of average earning assets), NFM is a more appropriate metric than net interest margin (“NIM”) (a common metric used by other bank holding companies), as NIM does not fully reflect the earnings of our portfolio because it includes the impact of debt costs of all our assets but excludes the net revenue (rental revenue less depreciation) from operating leases.

(2)	Net operating lease revenue is a non-GAAP measure that represents the combination of rental income on operating leases less depreciation on operating lease equipment. Net operating lease revenues is used by management to monitor portfolio performance.

(3)	Operating expenses excluding restructuring charges is a non-GAAP measure used by management to compare period over period expenses.

(4)	Pre-tax income excluding debt redemption charges is a non-GAAP measure used by management to compare period over period operating results.

(5)	Earning assets is a non-GAAP measure and are utilized in certain revenue and earnings ratios. Earning assets are net of credit balances of factoring clients. This net amount represents the amounts we fund.

84   CIT GROUP INC

FORWARD-LOOKING STATEMENTS

Certain statements contained in this document are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All statements contained herein that are not clearly historical in nature are forward-looking and the words “anticipate,” “believe,” “could,” “expect,” “estimate,” “forecast,” “intend,” “plan,” “potential,” “project,” “target” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to known and unknown risks, uncertainties and contingencies. Forward-looking statements are included, for example, in the discussions about:

■	our liquidity risk and capital management, including our capital plan, leverage, capital ratios, and credit ratings, our liquidity plan, and our plans and the potential transactions designed to enhance our liquidity and capital, and for a potential return of capital,

■	our plans to change our funding mix and to access new sources of funding to broaden our use of deposit taking capabilities,

■	our credit risk management and credit quality,

■	our asset/liability risk management,

■	accretion and amortization of FSA adjustments,

■	our funding, borrowing costs and net finance revenue,

■	our operational risks, including success of systems enhancements and expansion of risk management and control functions,

■	our mix of portfolio asset classes, including growth initiatives, new business initiatives, new products, acquisitions and divestitures, new business and customer retention,

■	legal risks,

■	our growth rates,

■	our commitments to extend credit or purchase equipment, and

■	how we may be affected by legal proceedings.

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

Therefore, actual results may differ materially from those expressed or implied in those statements. Factors, in addition to those disclosed in “Risk Factors”, that could cause such differences include, but are not limited to:

■	capital markets liquidity,

■	risks of and/or actual economic slowdown, downturn or recession,

■	industry cycles and trends,

■	uncertainties associated with risk management, including credit, prepayment, asset/liability, interest rate and currency risks,

■	estimates and assumptions used to fair value the balance sheet in accordance with FSA and actual variation between the estimated fair values and the realized values,

■	adequacy of reserves for credit losses,

■	risks inherent in changes in market interest rates and quality spreads,

■	funding opportunities, deposit taking capabilities and borrowing costs,

■	conditions and/or changes in funding markets and our access to such markets, including commercial paper, secured and unsecured term debt and the asset-backed securitization markets,

■	risks of implementing new processes, procedures, and systems,

■	risks associated with the value and recoverability of leased equipment and lease residual values,

■	risks of achieving the projected revenue growth from new business initiatives or the projected expense reductions from efficiency improvements,

■	application of fair value accounting in volatile markets,

■	application of goodwill accounting in a recessionary economy,

■	changes in laws or regulations governing our business and operations,

■	changes in competitive factors,

■	demographic trends,

■	customer retention rates,

■	future acquisitions and dispositions of businesses or asset portfolios, and

■	regulatory changes and/or developments.

Any or all of our forward-looking statements here or in other publications may turn out to be wrong, and there are no guarantees about our performance. We do not assume the obligation to update any forward-looking statement for any reason.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   85

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the ”Exchange Act“) as of June 30, 2013. Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.

(b) Changes In Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

86   CIT GROUP INC

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information related to purchases by the Company of its common shares during the quarter ended June 30, 2013:

	Total Number of Shares Purchased	Avererage Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
				(dollars in millions)(1)
June 1–30, 2013	280,933	$44.36	280,933	$187.5
Total Purchases	280,933		280,933

(1)	Shares repurchases were initiated in June 2013, subject to a $200 million total.

On May 30, 2013, our Board of Directors approved the repurchase of up to $200 million through December 31, 2013 of the Company’s common stock. Management will determine the timing and amount of any share repurchases under the share repurchase authorizations based on market conditions and other considerations. The repurchases may be effected in the open market through derivative, accelerated repurchase and other negotiated transactions, and through plans designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The repurchased common stock is held as treasury shares and may be used for the issuance of shares under CIT’s employee stock plans.

Item 1.  Legal Proceedings  87

ITEM 4.  Mine Safety Disclosure

Not applicable.

ITEM 6.  Exhibits

(a)	Exhibits

3.1	Third Amended and Restated Certificate of Incorporation of the Company, dated December 8, 2009 (incorporated by reference to Exhibit 3.1 to Form 8-K filed December 9, 2009).

3.2	Amended and Restated By-laws of the Company, as amended through December 8, 2009 (incorporated by reference to Exhibit 3.2 to Form 8-K filed December 9, 2009).

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

88   CIT GROUP INC

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

Item 6:  Exhibits  89

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

4.23
Fourth Supplemental Indenture, dated as of August 1, 2013, among CIT Group Inc., Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, security registrar and authenticating agent (including the Form of 5.00% Senior Unsecured Note due 2023) (incorporated by reference to Exhibit 4.2 to Form 8-K filed August 1, 2013).

90   CIT GROUP INC

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

10.3*	Amended and Restated CIT Group Inc. Long-Term Incentive Plan (as amended and restated effective December 10, 2009) (incorporated by reference to Exhibit 4.1 to Form S-8 filed January 11, 2010).

10.4*	CIT Group Inc. Supplemental Retirement Plan (As Amended and Restated Effective as of January 1, 2008) (incorporated by reference to Exhibit 10.27 to Form 10-Q filed May 12, 2008).

10.5*	CIT Group Inc. Supplemental Savings Plan (As Amended and Restated Effective as of January 1, 2008) (incorporated by reference to Exhibit 10.28 to Form 10-Q filed May 12, 2008).

10.6*	New Executive Retirement Plan of CIT Group Inc. (As Amended and Restated as of January 1, 2008) (incorporated by reference to Exhibit 10.29 to Form 10-Q filed May 12, 2008).

10.7*	Letter Agreement, effective February 8, 2010, between CIT Group Inc. and John A. Thain (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 8, 2010).

10.8*	Form of CIT Group Inc. Three Year Stock Salary Award Agreement, dated February 8, 2010 (incorporated by reference to Exhibit 10.2 to Form 8-K filed February 8, 2010).

10.9	Written Agreement, dated August 12, 2009, between CIT Group Inc. and the Federal Reserve Bank of New York (incorporated by reference to Exhibit 10.1 of Form 8-K filed August 13, 2009).

10.10	Form of CIT Group Inc. Two Year Restricted Stock Unit Award Agreement, dated July 29, 2010 (incorporated by reference to Exhibit 10.31 to Form 10-Q filed August 9, 2010).

10.11*	Letter Agreement, dated June 2, 2010, between CIT Group Inc. and Scott T. Parker (incorporated by reference to Exhibit 99.3 to Form 8-K filed July 6, 2010).

10.12	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Unit Retention Award Agreement (incorporated by reference to Exhibit 10.33 to Form 10-Q filed August 9, 2010).

10.13	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.34 to Form 10-Q filed August 9, 2010).

10.14	Form of CIT Group Inc. Long-term Incentive Plan Stock Option Award Agreement (One Year Vesting) (incorporated by reference to Exhibit 10.35 to Form 10-Q filed August 9, 2010).

10.15	Form of CIT Group Inc. Long-term Incentive Plan Stock Option Award Agreement (Three Year Vesting) (incorporated by reference to Exhibit 10.36 to Form 10-Q filed August 9, 2010).

10.16	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Award Agreement (One Year Vesting) (incorporated by reference to Exhibit 10.37 to Form 10-Q filed August 9, 2010).

10.17	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Award Agreement (Three Year Vesting) (incorporated by reference to Exhibit 10.38 to Form 10-Q filed August 9, 2010).

10.18	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Unit Director Award Agreement (Initial Grant) (incorporated by reference to Exhibit 10.39 to Form 10-Q filed August 9, 2010).

10.19	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Unit Director Award Agreement (Annual Grant) (incorporated by reference to Exhibit 10.40 to Form 10-Q filed August 9, 2010).

10.20	Form of Tax Agreement by and between Tyco International Ltd. and CIT (incorporated by reference to Exhibit 10.27 to Amendment No. 2 to the Registration Statement on Form S-1 filed June 12, 2002).

10.21*	Amended and Restated Employment Agreement, dated as of May 7, 2008, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.35 to Form 10-K filed March 2, 2009).

Item 6:  Exhibits  91

10.22*	Amendment to Employment Agreement, dated December 22, 2008, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.37 to Form 10-K filed March 2, 2009).

10.23*	Extension of Term of Employment Agreement, dated March 14, 2011, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.30 of Form 10-Q filed August 9, 2011).

10.24*	Letter Agreement, dated April 21, 2010, between CIT Group Inc. and Nelson J. Chai (incorporated by reference to Exhibit 10.31 of Form 10-Q filed August 9, 2011).

10.25*	Letter Agreement, dated April 8, 2010, between CIT Group Inc. and Lisa K. Polsky (incorporated by reference to Exhibit 10.32 of Form 10-Q filed August 9, 2011).

10.26	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (with Good Reason) (incorporated by reference to Exhibit 10.33 of Form 10-Q filed August 9, 2011).

10.27	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (without Good Reason) (incorporated by reference to Exhibit 10.34 of Form 10-Q filed August 9, 2011).

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

92   CIT GROUP INC

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

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.

**	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for granting confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

***	This information is furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not incorporated by reference into any filing under the Securities Act of 1933.

Item 6:  Exhibits  93

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 7, 2013	CIT GROUP INC.

/s/ Scott T. Parker
Scott T. Parker
Executive Vice President and Chief Financial Officer

/s/ E. Carol Hayles
E. Carol Hayles
Executive Vice President and Controller

94   CIT GROUP INC