Form 10-Q
period 2013-09-30
CIT GROUP INC
filed 2013-11-06
CIK 1171825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X|	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2013	| |	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-31369

CIT GROUP INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-1051192 (IRS Employer Identification Number)

11 West 42nd Street New York, New York (Address of Registrant’s principal executive offices)	10036 (Zip Code)

(212) 461-5200 (Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of ‘large accelerated filer,’ ‘accelerated filer’ and ‘smaller reporting company’ in Rule 12b-2 of the Exchange Act. Large accelerated filer |X| Accelerated filer |_| Non-accelerated filer |_| Smaller reporting company |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

As of October 31, 2013 there were 200,164,479 shares of the registrant’s common stock outstanding.

Table of Contents   1

Part One—Financial Information

ITEM 1. Consolidated Financial Statements

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited) (dollars in millions – except share data)

	September 30, 2013	December 31, 2012
Assets
Cash and due from banks, including restricted balances of $602.9 and $497.6 at September 30, 2013 and December 31, 2012(1)	$1,488.1	$877.1
Interest bearing deposits, including restricted balances of $501.8 and $687.5 at September 30, 2013 and December 31, 2012(1)	4,486.2	5,944.2
Investment securities	2,498.9	1,065.5
Trading assets at fair value – derivatives	17.5	8.4
Assets held for sale(1)	1,122.2	646.4
Loans (see Note 5 for amounts pledged)	21,822.7	20,847.6
Allowance for loan losses	(356.1)	(379.3)
Total loans, net of allowance for loan losses(1)	21,466.6	20,468.3
Operating lease equipment, net (see Note 5 for amounts pledged)(1)	12,577.1	12,411.7
Unsecured counterparty receivable	626.2	649.1
Goodwill	338.3	345.9
Intangible assets, net	22.4	31.9
Other assets	1,580.5	1,563.5
Total Assets	$46,224.0	$44,012.0
Liabilities
Deposits	$11,806.1	$9,684.5
Trading liabilities at fair value – derivatives	77.5	81.9
Credit balances of factoring clients	1,278.4	1,256.5
Other liabilities	2,818.1	2,687.8
Long-term borrowings, including $2,454.9 and $1,425.9 contractually due within twelve months at September 30, 2013 and December 31, 2012	21,390.2	21,961.8
Total Liabilities	37,370.3	35,672.5
Stockholders’ Equity
Common stock: $0.01 par value, 600,000,000 authorized
Issued: 202,146,483 and 201,283,063 at September 30, 2013 and December 31, 2012	2.0	2.0
Outstanding: 200,302,140 and 200,868,802 at September 30, 2013 and December 31, 2012
Paid-in capital	8,543.1	8,501.8
Retained earnings / (Accumulated deficit)	471.2	(74.6)
Accumulated other comprehensive loss	(88.0)	(77.7)
Treasury stock: 1,844,343 and 414,261 shares at September 30, 2013 and December 31, 2012 at cost	(83.3)	(16.7)
Total Common Stockholders’ Equity	8,845.0	8,334.8
Noncontrolling minority interests	8.7	4.7
Total Equity	8,853.7	8,339.5
Total Liabilities and Equity	$46,224.0	$44,012.0

(1)	The following table presents information on assets and liabilities related to Variable Interest Entities (VIEs) that are consolidated by the Company. The difference between VIE total assets and total liabilities represents the Company’s interests in those entities, which were eliminated in consolidation. The assets of the consolidated VIEs will be used to settle the liabilities of those entities and, except for the Company’s interest in the VIEs, are not available to the creditors of CIT or any affiliates of CIT.

Assets
Cash and interest bearing deposits, restricted	$598.0	$751.5
Assets held for sale	159.7	8.7
Total loans, net of allowance for loan losses	6,219.2	7,135.5
Operating lease equipment, net	4,466.4	4,508.8
Total Assets	$11,443.3	$12,404.5
Liabilities
Beneficial interests issued by consolidated VIEs (classified as long-term borrowings)	$8,032.4	$9,241.3
Total Liabilities	$8,032.4	$9,241.3

The accompanying notes are an integral part of these consolidated financial statements.

2   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (dollars in millions – except per share data)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income
Interest and fees on loans	$330.6	$367.5	$1,024.5	$1,188.3
Interest and dividends on interest bearing deposits and investments	6.8	8.0	20.3	23.8
Interest income	337.4	375.5	1,044.8	1,212.1
Interest expense
Interest on long-term borrowings	(233.8)	(777.6)	(720.0)	(2,420.8)
Interest on deposits	(44.2)	(38.4)	(131.3)	(110.0)
Interest expense	(278.0)	(816.0)	(851.3)	(2,530.8)
Net interest revenue	59.4	(440.5)	193.5	(1,318.7)
Provision for credit losses	(16.4)	–	(50.5)	(51.5)
Net interest revenue, after credit provision	43.0	(440.5)	143.0	(1,370.2)
Non-interest income
Rental income on operating leases	441.1	445.8	1,338.4	1,332.6
Other income	104.8	86.7	254.2	481.4
Total non-interest income	545.9	532.5	1,592.6	1,814.0
Total revenue, net of interest expense and credit provision	588.9	92.0	1,735.6	443.8
Other expenses
Depreciation on operating lease equipment	(143.0)	(134.5)	(427.6)	(402.9)
Operating expenses	(232.2)	(235.2)	(697.2)	(686.3)
Loss on debt extinguishments	–	(16.8)	–	(61.2)
Total other expenses	(375.2)	(386.5)	(1,124.8)	(1,150.4)
Income (loss) before provision for income taxes	213.7	(294.5)	610.8	(706.6)
Provision for income taxes	(13.9)	(3.9)	(61.3)	(89.6)
Income (loss) before noncontrolling interests	199.8	(298.4)	549.5	(796.2)
Net income attributable to noncontrolling interests, after tax	(0.2)	(0.8)	(3.7)	(2.9)
Net Income (loss)	$199.6	$(299.2)	$545.8	$(799.1)
Basic income (loss) per common share	$0.99	$(1.49)	$2.71	$(3.98)
Diluted income (loss) per common share	$0.99	$(1.49)	$2.70	$(3.98)
Average number of common shares – basic (thousands)	200,811	200,917	201,089	200,877
Average number of common shares – diluted (thousands)	202,329	200,917	202,139	200,877

The accompanying notes are an integral part of these consolidated financial statements.

Item 1:  Consolidated Financial Statements  3

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited) (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income (loss) before noncontrolling interests	$199.8	$(298.4)	$549.5	$(796.2)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1.7)	4.0	(9.0)	(6.3)
Changes in fair values of derivatives qualifying as cash flow hedges	–	–	–	0.6
Net unrealized gains (losses) on available for sale securities	(0.4)	0.5	(1.7)	1.1
Changes in benefit plans net gain (loss) and prior service (cost)/credit	(0.4)	0.5	0.4	1.2
Other comprehensive income (loss), net of tax	(2.5)	5.0	(10.3)	(3.4)
Comprehensive income (loss) before noncontrolling interests	197.3	(293.4)	539.2	(799.6)
Comprehensive income attributable to noncontrolling interests	(0.2)	(0.8)	(3.7)	(2.9)
Comprehensive income (loss)	$197.1	$(294.2)	$535.5	$(802.5)

The accompanying notes are an integral part of these consolidated financial statements.

4   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (dollars in millions)

	Common Stock	Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Minority Interests	Total Equity
December 31, 2012	$2.0	$8,501.8	$(74.6)	$(77.7)	$(16.7)	$4.7	$8,339.5
Net income			545.8			3.7	549.5
Other comprehensive loss, net of tax				(10.3)			(10.3)
Amortization of restricted stock, stock option and performance shares expenses and shares withheld to cover taxes upon vesting		40.5			(15.2)		25.3
Repurchase of common stock					(51.4)		(51.4)
Employee stock purchase plan		0.8					0.8
Distribution of earnings and capital						0.3	0.3
September 30, 2013	$2.0	$8,543.1	$471.2	$(88.0)	$(83.3)	$8.7	$8,853.7
December 31, 2011	$2.0	$8,459.3	$517.7	$(82.6)	$(12.8)	$2.5	$8,886.1
Net income (loss)			(799.1)			2.9	(796.2)
Other comprehensive income, net of tax				(3.4)			(3.4)
Amortization of restricted stock and stock option expenses		30.8			(3.9)		26.9
Employee stock purchase plan		0.9					0.9
Distribution of earnings and capital						(0.5)	(0.5)
September 30, 2012	$2.0	$8,491.0	$(281.4)	$(86.0)	$(16.7)	$4.9	$8,113.8

The accompanying notes are an integral part of these consolidated financial statements.

Item 1:  Consolidated Financial Statements  5

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (dollars in millions)

	Nine Months Ended September 30,
	2013	2012
Cash Flows From Operations
Net income (loss)	$545.8	$(799.1)
Adjustments to reconcile net income (loss) to net cash flows from operations:
Provision for credit losses	50.5	51.5
Net depreciation, amortization and (accretion)	521.3	1,733.3
Net gains on equipment, receivable and investment sales	(115.6)	(271.0)
Loss on debt extinguishments	–	21.1
Provision for deferred income taxes	38.7	22.8
Decrease (increase) in finance receivables held for sale	139.8	(45.5)
Increase in other assets	(89.9)	(174.3)
Increase (decrease) in accrued liabilities and payables	182.1	(161.6)
Net cash flows provided by operations	1,272.7	377.2
Cash Flows From Investing Activities
Loans originated and purchased	(13,083.0)	(13,362.6)
Principal collections of loans	10,797.6	11,695.4
Purchases of investment securities	(14,264.3)	(13,961.2)
Proceeds from maturities of investment securities	12,857.6	14,255.2
Proceeds from asset and receivable sales	1,465.0	3,404.6
Purchases of assets to be leased and other equipment	(1,275.4)	(1,228.0)
Net increase in short-term factoring receivables	22.0	5.8
Change in restricted cash	80.4	(212.7)
Net cash flows (used in) provided by investing activities	(3,400.1)	596.5
Cash Flows From Financing Activities
Proceeds from the issuance of term debt	1,171.5	12,679.5
Repayments of term debt	(1,902.5)	(17,509.3)
Net increase in deposits	2,125.1	2,522.9
Collection of security deposits and maintenance funds	416.1	408.9
Use of security deposits and maintenance funds	(398.0)	(269.7)
Repurchase of common stock	(51.4)	–
Net cash flows provided by (used in) financing activities	1,360.8	(2,167.7)
Decrease in cash and cash equivalents	(766.6)	(1,194.0)
Unrestricted cash and cash equivalents, beginning of period	5,636.2	6,565.7
Unrestricted cash and cash equivalents, end of period	$4,869.6	$5,371.7
Supplementary Cash Flow Disclosure
Interest paid	$(786.6)	$(972.3)
Federal, foreign, state and local income taxes (paid) collected, net	$(59.8)	$7.1
Supplementary Non Cash Flow Disclosure
Transfer of assets from held for investment to held for sale	$1,372.9	$1,342.9
Transfer of assets from held for sale to held for investment	$30.3	$0.5

The accompanying notes are an integral part of these consolidated financial statements.

6   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CIT Group Inc., together with its subsidiaries (collectively “CIT” or the “Company”), has provided financial solutions to its clients since its formation in 1908. The Company provides financing, leasing and advisory services principally to middle market companies in a wide variety of industries and offers vendor, equipment, commercial and structured financing products, as well as factoring and management advisory services. CIT became a bank holding company (“BHC”) in December 2008 and a financial holding company in July 2013. CIT is regulated by the Board of Governors of the Federal Reserve System (“FRS”) and the Federal Reserve Bank of New York (“FRBNY”) under the U.S. Bank Holding Company Act of 1956. CIT Bank (the “Bank”), a wholly-owned subsidiary, is a state-chartered bank located in Salt Lake City, Utah. The Company operates primarily in North America, with locations in Europe, South America and Asia.

BASIS OF PRESENTATION

Principles of Consolidation

The accompanying consolidated financial statements include financial information related to CIT Group Inc., a Delaware Corporation, and its majority owned subsidiaries, including the Bank, and those variable interest entities (“VIEs”) where the Company is the primary beneficiary. Assets held in an agency or fiduciary capacity are not included in the consolidated financial statements.

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

In preparing the quarterly financial statements for September 30, 2013, the Company discovered and corrected an immaterial error impacting the classification of cash and due from banks and interest bearing deposits in the amount of $430 million as of December 31, 2012. The reclassification error had no impact on the Company’s statements of operations or cash flows for any periods.

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

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Federal Funds Effective Swap Rate Allowed as Benchmark Interest Rate

In July 2013, the FASB issued ASU No. 2013-10 Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes, which permits the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under ASC 815, in addition to U.S. Treasury and LIBOR. The amended guidance also removed a previous scope reference that required the same benchmark interest rate be used for similar hedges and that using different rates be rare and justified. The amended guidance is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The inclusion of the OIS as a benchmark rate had no immediate implication to CIT. At September 30, 2013, all our existing interest rate swaps reference LIBOR and do not receive hedge accounting treatment.

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). This pronouncement amends guidance on exceptions as to when an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.

To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date.

The amended guidance is effective for fiscal years (and interim periods within those fiscal years) beginning on or after December 15, 2013, with early adoption permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company will adopt the amended guidance on January 1, 2014. The Company is evaluating the impact of adoption of this guidance on its financial statements and disclosures.

NOTE 2 — LOANS

Finance receivables consist of the following:

Finance Receivables by Product (dollars in millions)

	September 30, 2013	December 31, 2012
Loans(1)	$16,995.4	$16,082.3
Direct financing leases and leveraged leases(1)	4,827.3	4,765.3
Finance receivables	21,822.7	20,847.6
Finance receivables held for sale	885.5	302.8
Finance and held for sale receivables(2)	$22,708.2	$21,150.4

(1)	In the current quarter the Company discovered and corrected an immaterial error related to the classification of loans and leases at December 31, 2012.

(2)	Assets held for sale on the Balance Sheet include both finance receivables and operating lease equipment. Balances in this disclosure include only finance receivables in Assets held for sale, which are measured at the lower of cost or fair value (i.e. do not include operating leases). ASU 2010-20 does not require inclusion of these finance receivables in the disclosures above. However, until they are disposed of, the Company manages the credit risk and collections of finance receivables held for sale consistently with its finance receivables held for investment so that Company data are tracked and used for management purposes on an aggregated basis as presented above.

8   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents finance receivables by segment, based on obligor location:

Finance Receivables (dollars in millions)

	September 30, 2013			December 31, 2012
	Domestic	Foreign	Total	Domestic	Foreign	Total
Corporate Finance	$8,111.6	$1,121.2	$9,232.8	$7,159.8	$1,013.2	$8,173.0
Transportation Finance	1,036.8	936.8	1,973.6	1,219.8	633.4	1,853.2
Trade Finance	2,160.3	135.5	2,295.8	2,177.2	128.1	2,305.3
Vendor Finance	2,585.0	2,275.8	4,860.8	2,459.1	2,359.6	4,818.7
Consumer	3,450.3	9.4	3,459.7	3,687.3	10.1	3,697.4
Total	$17,344.0	$4,478.7	$21,822.7	$16,703.2	$4,144.4	$20,847.6

The following table presents selected components of the net investment in finance receivables.

Components of Net Investment in Finance Receivables (dollars in millions)

	September 30, 2013	December 31, 2012
Unearned income	$(921.1)	$(995.2)
Unamortized (discounts)	(50.5)	(40.5)
Net unamortized deferred costs and (fees)	54.5	51.4

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

The definitions of these ratings are as follows:

■	Pass – finance receivables in this category do not meet the criteria for classification in one of the categories below.

■	Special mention – a special mention asset exhibits potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects.

■	Classified – a classified asset ranges from: (1) assets that exhibit a well-defined weakness and are inadequately protected by the current sound worth and paying capacity of the borrower, and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected to (2) assets with weaknesses that make collection or liquidation in full unlikely on the basis of current facts, conditions, and values. Assets in this classification can be accruing or on non-accrual depending on the evaluation of these factors.

Item 1:  Consolidated Financial Statements  9

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Finance and Held for Sale Receivables – by Risk Rating (dollars in millions)

Grade:	Corporate Finance – Other	Corporate Finance – SBL	Transportation Finance	Trade Finance	Vendor Finance U.S.	Vendor Finance International	Total Commercial	Consumer	Total
September 30, 2013
Pass	$7,984.9	$148.9	$1,770.9	$1,784.6	$2,195.0	$2,318.4	$16,202.7	$3,055.4	$19,258.1
Special mention	731.1	302.1	98.8	334.5	199.4	211.2	1,877.1	105.3	1,982.4
Classified – accruing	323.3	77.4	114.0	170.1	145.7	79.9	910.4	299.0	1,209.4
Classified – non-accrual	108.0	47.4	–	6.6	45.0	51.3	258.3	–	258.3
Total	$9,147.3	$575.8	$1,983.7	$2,295.8	$2,585.1	$2,660.8	$19,248.5	$3,459.7	$22,708.2
December 31, 2012
Pass	$6,228.7	$166.1	$1,492.4	$1,913.2	$2,057.0	$2,340.5	$14,197.9	$3,254.1	$17,452.0
Special mention	759.5	358.6	184.1	266.9	194.0	161.8	1,924.9	213.5	2,138.4
Classified – accruing	408.2	96.7	136.2	119.2	160.4	77.7	998.4	229.8	1,228.2
Classified – non-accrual	148.9	63.0	40.5	6.0	45.5	26.3	330.2	1.6	331.8
Total	$7,545.3	$684.4	$1,853.2	$2,305.3	$2,456.9	$2,606.3	$17,451.4	$3,699.0	$21,150.4

Past Due and Non-accrual Loans

The table that follows presents portfolio delinquency status, regardless of accrual/non-accrual classification:

Finance and Held for Sale Receivables — Delinquency Status (dollars in millions)

	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater	Total Past Due 30 Days or Greater	Current	Total Finance Receivables
September 30, 2013
Commercial
Corporate Finance – Other	$30.6	$1.3	$0.3	$32.2	$9,115.1	$9,147.3
Corporate Finance – SBL	2.2	4.4	7.9	14.5	561.3	575.8
Transportation Finance	–	1.4	0.5	1.9	1,981.8	1,983.7
Trade Finance	27.5	1.4	3.7	32.6	2,263.2	2,295.8
Vendor Finance – U.S.	47.1	15.5	9.5	72.1	2,513.0	2,585.1
Vendor Finance – International	50.6	18.6	24.3	93.5	2,567.3	2,660.8
Total Commercial	158.0	42.6	46.2	246.8	19,001.7	19,248.5
Consumer	104.4	72.5	226.2	403.1	3,056.6	3,459.7
Total	$262.4	$115.1	$272.4	$649.9	$22,058.3	$22,708.2
December 31, 2012
Commercial
Corporate Finance – Other	$–	$0.3	$4.0	$4.3	$7,541.0	$7,545.3
Corporate Finance – SBL	18.0	2.9	12.5	33.4	651.0	684.4
Transportation Finance	4.0	0.9	0.7	5.6	1,847.6	1,853.2
Trade Finance	79.3	3.4	5.6	88.3	2,217.0	2,305.3
Vendor Finance – U.S.	56.1	18.0	12.4	86.5	2,370.4	2,456.9
Vendor Finance – International	55.2	12.3	8.2	75.7	2,530.6	2,606.3
Total Commercial	212.6	37.8	43.4	293.8	17,157.6	17,451.4
Consumer	135.2	80.8	231.7	447.7	3,251.3	3,699.0
Total	$347.8	$118.6	$275.1	$741.5	$20,408.9	$21,150.4

10   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table sets forth non-accrual loans and assets received in satisfaction of loans (repossessed assets). Non-accrual loans include loans that are individually evaluated and determined to be impaired (generally loans with balances greater than $500,000), as well as other, smaller balance loans placed on non-accrual due to delinquency (generally 90 days or more).

Finance Receivables on Non-accrual Status (dollars in millions)

	September 30, 2013			December 31, 2012
	Held for Investment	Held for Sale	Total	Held for Investment	Held for Sale	Total
Commercial
Corporate Finance – Other	$96.1	$11.9	$108.0	$148.6	$0.3	$148.9
Corporate Finance – SBL	6.5	40.9	47.4	60.3	2.7	63.0
Transportation Finance	–	–	–	40.5	–	40.5
Trade Finance	6.6	–	6.6	6.0	–	6.0
Vendor Finance – U.S.	45.0	–	45.0	45.5	–	45.5
Vendor Finance – International	43.7	7.6	51.3	24.3	2.0	26.3
Consumer	–	–	–	–	1.6	1.6
Total non-accrual loans	$197.9	$60.4	$258.3	$325.2	$6.6	$331.8
Repossessed assets			8.3			9.9
Total non-performing assets			$266.6			$341.7
Accruing loans past due 90 days or more
Government guaranteed – Consumer			$226.2			$231.4
Other			5.4			3.4
Total			$231.6			$234.8

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

Item 1:  Consolidated Financial Statements  11

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Impaired Loans (dollars in millions)

				Nine Months Ended September 30,
	September 30, 2013			2013	2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Average Recorded Investment
With no related allowance recorded:
Commercial
Corporate Finance – Other	$149.0	$163.8	$–	$155.6	$204.8
Corporate Finance – SBL	7.8	8.0	–	23.0	41.1
Transportation Finance	9.1	9.1	–	8.6	6.9
Trade Finance	9.7	9.7	–	10.3	34.6
Vendor Finance – U.S.	3.8	3.9	–	4.7	8.5
Vendor Finance – International	18.6	29.4	–	14.0	10.0
With an allowance recorded:
Commercial
Corporate Finance – Other	52.8	53.3	30.5	82.5	113.1
Corporate Finance – SBL	–	–	–	1.3	12.4
Transportation Finance	–	–	–	11.9	29.0
Trade Finance	6.5	6.5	2.0	4.7	13.8
Total Commercial Impaired Loans(1)	257.3	283.7	32.5	316.6	474.2
Total Loans Impaired at Convenience Date(2)	64.7	99.6	1.0	87.1	157.6
Total	$322.0	$383.3	$33.5	$403.7	$631.8

				Year Ended
	December 31, 2012			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Commercial
Corporate Finance – Other	$179.9	$231.9	$–	$199.8
Corporate Finance – SBL	39.1	52.6	–	40.7
Transportation Finance	11.3	29.1	–	7.8
Trade Finance	10.1	13.3	–	29.7
Vendor Finance – U.S.	4.7	12.2	–	7.7
Vendor Finance – International	8.4	20.0	–	9.7
With an allowance recorded:
Commercial
Corporate Finance – Other	102.4	106.7	32.3	111.0
Corporate Finance – SBL	2.4	2.7	1.0	10.4
Transportation Finance	29.1	29.3	8.9	29.0
Trade Finance	6.0	6.0	1.3	12.2
Total Commercial Impaired Loans(1)	393.4	503.8	43.5	458.0
Total Loans Impaired at Convenience date(2)	106.7	260.8	1.5	147.4
Total	$500.1	$764.6	$45.0	$605.4

(1)	Interest income recorded while the loans were impaired was $13.8 million and $15.9 million for the nine months ended September 30, 2013 and September 30, 2012, respectively, of which $2.5 million and $3.6 million was recognized using the cash-basis method. Interest income recorded for the year ended December 31, 2012 while the loans were impaired was $21.3 million, of which $4.3 million was recognized using the cash-basis method of accounting.

(2)	Details of finance receivables that were identified as impaired at the Convenience Date are presented under Loans and Debt Securities Acquired with Deteriorated Credit Quality.

12   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Impairment occurs when, based on current information and events, it is probable that CIT will be unable to collect all amounts due according to contractual terms of the agreement. The Company has established review and monitoring procedures designed to identify, as early as possible, customers that are experiencing financial difficulty. Credit risk is captured and analyzed based on the Company’s internal probability of obligor default (PD) and loss given default (LGD) ratings. A PD rating is determined by evaluating borrower credit-worthiness, including analyzing credit history, financial condition, cash flow adequacy, financial performance and management quality. An LGD rating is predicated on transaction structure, collateral valuation and related guarantees or recourse. Further, related considerations in determining probability of collection include the following:

■	Instances where the primary source of payment is no longer sufficient to repay the loan in accordance with terms of the loan document;

■	Lack of current financial data related to the borrower or guarantor;

■	Delinquency status of the loan;

■	Borrowers experiencing problems, such as operating losses, marginal working capital, inadequate cash flow, excessive financial leverage or business interruptions;

■	Loans secured by collateral that is not readily marketable or that has experienced or is susceptible to deterioration in realizable value; and

■	Loans to borrowers in industries or countries experiencing severe economic instability.

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

Loans Acquired with Deteriorated Credit Quality (dollars in millions)

	September 30, 2013(1)			December 31, 2012(1)
	Carrying Amount	Outstanding Balance(2)	Allowance for Loan Losses	Carrying Amount	Outstanding Balance(2)	Allowance for Loan Losses
Commercial	$64.7	$99.6	$1.0	$106.7	$260.8	$1.5
Total loans	$64.7	$99.6	$1.0	$106.7	$260.8	$1.5

(1)	The table excludes amounts in Assets held for sale with carrying amounts of $13 million and $3 million at September 30, 2013 and December 31, 2012, and outstanding balances of $29 million and $16 million at September 30, 2013 and December 31, 2012.

(2)	Represents the sum of contractual principal and interest at the reporting date, calculated as pre-FSA net investment plus inception to date charge-offs.

Item 1:  Consolidated Financial Statements  13

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

CIT uses a consistent methodology across all loans to determine if a modification is with a borrower that has been determined to be in financial difficulty and was granted a concession. Specifically, the Company’s policies on TDR identification include the following examples of indicators used to determine whether the borrower is in financial difficulty:

■	Borrower is in default with CIT or other material creditor

■	Borrower has declared bankruptcy

■	Growing doubt about the borrower’s ability to continue as a going concern

■	Borrower has (or is expected to have) insufficient cash flow to service debt

■	Borrower is de-listing securities

■	Borrower’s inability to obtain funds from other sources

■	Breach of financial covenants by the borrower.

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

The recorded investment of TDRs at September 30, 2013 and December 31, 2012 was $239.2 million and $289.1 million, of which 31% and 29%, respectively were on non-accrual. Corporate Finance receivables accounted for 93% of the total TDRs at September 30, 2013 and 91% at December 31, 2012. At September 30, 2013 and December 31, 2012, there were $6.4 million and $6.3 million, respectively, of commitments to lend additional funds to borrowers whose loan terms have been modified in TDRs.

14   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The tables that follow present additional information related to modifications qualifying as TDRs that occurred during the periods ended September 30, 2013 and 2012.

Recorded investment of TDRs that occurred during the periods ended September 30, 2013 and 2012 (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Commercial
Corporate Finance – Other	$2.0	$22.7	$12.7	$31.3
Corporate Finance – SBL	1.0	4.6	9.7	11.6
Vendor Finance – U.S.	–	0.2	0.1	2.4
Vendor Finance – International	–	0.4	2.1	1.4
Total	$3.0	$27.9	$24.6	$46.7

Recorded investment of TDRs at the time of default that experienced a payment default(1) in the periods presented, and for which the payment default occurred within one year of the modification (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Commercial
Corporate Finance – Other	$–	$–	$–	$12.0
Corporate Finance – SBL	1.5	1.0	1.5	3.7
Vendor Finance – U.S.	–	0.1	0.2	0.5
Vendor Finance – International	0.1	0.1	0.1	0.1
Total	$1.6	$1.2	$1.8	$16.3

(1)	Payment default in the table above is one missed payment.

The financial impact of the various modification strategies that the Company employs in response to borrower difficulties is described below. While the discussion focuses on current quarter amounts, the overall nature and impact of modification programs were comparable in the prior year.

■	The nature of modifications qualifying as TDR’s, based upon recorded investment at September 30, 2013 and December 31, 2012, was comprised of payment deferral for 89% and 86%, covenant relief and/or other for 9% and 8%, and interest rate reductions and debt forgiveness for 2% and 6%, respectively;

■	Payment deferrals, the Company’s most common type of modification program, result in lower net present value of cash flows and increased provision for credit losses to the extent applicable. The financial impact of these modifications is not significant given the reduction to recorded investment balances from FSA discount and the moderate length of deferral periods;

■	Interest rate reductions result in lower amounts of interest being charged to the customer, but are a relatively small part of the Company’s restructuring programs. Additionally, in some instances, modifications improve the Company’s economic return through increased interest rates and fees, but are reported as TDRs due to assessments regarding the borrowers’ ability to independently obtain similar funding in the market and assessments of the relationship between modified rates and terms and comparable market rates and terms. The weighted average change in interest rates for all TDRs occurring during the nine months ended September 30, 2013 was immaterial;

■	Debt forgiveness, or the reduction in amount owed by borrower, results in incremental provision for credit losses, in the form of higher charge-offs. While these types of modifications have the greatest individual impact on the allowance, the amounts of principal forgiveness for TDRs occurring during the quarter and nine month periods ended September 30, 2013 approximated $9.4 million and $9.5 million, respectively, as debt forgiveness is a relatively small component of the Company’s modification programs; and

■	The other elements of the Company’s modification programs do not have a significant impact on financial results given their relative size, or do not have a direct financial impact, as in the case of covenant changes.

Item 1:  Consolidated Financial Statements  15

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3 — ALLOWANCE FOR LOAN LOSSES

The following table presents changes in the allowance for loan losses.

Allowance for Loan Losses and Recorded Investment in Finance Receivables (dollars in millions)

	Quarter Ended September 30, 2013
	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Total Commercial	Consumer	Corporate and Other	Total
Beginning balance	$221.9	$29.8	$27.4	$88.0	$367.1	$–	$0.1	$367.2
Provision for credit losses	4.4	(0.7)	(0.8)	13.5	16.4	–	–	16.4
Other(1)	0.6	(0.4)	(1.4)	0.8	(0.4)	–	–	(0.4)
Gross charge-offs(2)(3)	(9.1)	(1.2)	(0.7)	(25.6)	(36.6)	–	–	(36.6)
Recoveries	0.2	1.1	1.4	6.8	9.5	–	–	9.5
Allowance balance – end of period	$218.0	$28.6	$25.9	$83.5	$356.0	$–	$0.1	$356.1

	Quarter Ended September 30, 2012
Beginning balance	$271.3	$28.5	$29.8	$84.6	$414.2	$–	$–	$414.2
Provision for credit losses	(22.0)	8.9	4.3	8.8	–	–	–	–
Other(1)	3.4	0.5	(3.2)	1.0	1.7	–	–	1.7
Gross charge-offs(2)	(10.9)	(2.9)	(3.2)	(18.5)	(35.5)	–	–	(35.5)
Recoveries	5.9	–	3.2	8.4	17.5	–	–	17.5
Allowance balance – end of period	$247.7	$35.0	$30.9	$84.3	$397.9	$–	$–	$397.9

	Nine Months Ended September 30, 2013
	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Total Commercial	Consumer	Corporate and Other	Total
Beginning balance	$229.9	$36.3	$27.4	$85.7	$379.3	$–	$–	$379.3
Provision for credit losses	24.5	(4.9)	(1.7)	32.7	50.6	–	(0.1)	50.5
Other(1)	(3.8)	(0.3)	(2.8)	(1.3)	(8.2)	–	0.2	(8.0)
Gross charge-offs(2)(3)	(43.6)	(4.5)	(2.3)	(58.6)	(109.0)	–	–	(109.0)
Recoveries	11.0	2.0	5.3	25.0	43.3	–	–	43.3
Allowance balance – end of period	$218.0	$28.6	$25.9	$83.5	$356.0	$–	$0.1	$356.1

	Nine Months Ended September 30, 2012
Beginning balance	$262.2	$29.3	$29.0	$87.3	$407.8	$–	$–	$407.8
Provision for credit losses	8.4	16.6	5.9	20.1	51.0	0.5	–	51.5
Other(1)	(4.7)	0.8	(1.4)	0.7	(4.6)	–	–	(4.6)
Gross charge-offs(2)	(36.5)	(11.7)	(6.6)	(51.9)	(106.7)	(1.0)	–	(107.7)
Recoveries	18.3	–	4.0	28.1	50.4	0.5	–	50.9
Allowance balance – end of period	$247.7	$35.0	$30.9	$84.3	$397.9	$–	$–	$397.9

(1)–(3)	See following table for footnote explanation.

16   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Total Commercial	Consumer	Corporate and Other	Total

September 30, 2013
Allowance balance:
Loans individually evaluated for impairment	$30.5	$–	$2.0	$–	$32.5	$–	$–	$32.5
Loans collectively evaluated for impairment	187.0	28.6	23.9	83.0	322.5	–	0.1	322.6
Loans acquired with deteriorated credit quality(4)	0.5	–	–	0.5	1.0	–	–	1.0
Allowance balance – end of period	$218.0	$28.6	$25.9	$83.5	$356.0	$–	$0.1	$356.1
Other reserves(1)	$19.4	$0.9	$8.8	$–	$29.1	$–	$–	$29.1
Finance receivables:
Loans individually evaluated for impairment	$209.6	$9.1	$16.2	$22.4	$257.3	$–	$–	$257.3
Loans collectively evaluated for impairment	8,962.9	1,964.5	2,279.6	4,834.0	18,041.0	3,459.7	–	21,500.7
Loans acquired with deteriorated credit quality(4)	60.3	–	–	4.4	64.7	–	–	64.7
Ending balance	$9,232.8	$1,973.6	$2,295.8	$4,860.8	$18,363.0	$3,459.7	$–	$21,822.7
Percent of loans to total loans	42.3%	9.0%	10.5%	22.3%	84.1%	15.9%	–	100.0%

September 30, 2012
Allowance balance:
Loans individually evaluated for impairment	$40.6	$9.4	$4.0	$–	$54.0	$–	$–	$54.0
Loans collectively evaluated for impairment	205.8	25.6	26.9	83.8	342.1	–	–	342.1
Loans acquired with deteriorated credit quality(4)	1.3	–	–	0.5	1.8	–	–	1.8
Allowance balance – end of period	$247.7	$35.0	$30.9	$84.3	$397.9	$–	$–	$397.9
Other reserves(1)	$14.4	$0.5	$7.4	$–	$22.3	$–	$–	$22.3
Finance receivables:
Loans individually evaluated for impairment	$369.7	$54.8	$27.2	$18.6	$470.3	$–	$–	$470.3
Loans collectively evaluated for impairment	7,328.7	1,736.1	2,381.1	4,598.7	16,044.6	3,754.3	–	19,798.9
Loans acquired with deteriorated credit quality(4)	102.0	–	–	10.7	112.7	1.5	–	114.2
Ending balance	$7,800.4	$1,790.9	$2,408.3	$4,628.0	$16,627.6	$3,755.8	$–	$20,383.4
Percent of loans to total loans	38.3%	8.8%	11.8%	22.7%	81.6%	18.4%	–	100.0%

(1)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit and for deferred purchase agreements, all of which is recorded in Other liabilities. “Other” also includes changes relating to sales and foreign currency translations,

(2)	Gross charge-offs include $6.2 million and $16.5 million that were charged directly to the specific allowance for loan losses for the quarter and nine months ended September 30, 2013, respectively, related to Corporate Finance. Gross charge-offs include $11.5 million that were charged directly to the specific allowance for loan losses for the September 30, 2012 quarter, of which $8.6 million related to Corporate Finance and the remainder related to Transportation Finance. Amounts for the nine months ended September 30, 2012 include $25.4 million charged directly to the specific allowance, of which $16.7 million related to Corporate Finance, $7.9 million related to Transportation Finance and the remainder to Trade Finance.

(3)	Corporate Finance gross charge-offs for the quarter and nine months ended September 30, 2013 include approximately $5 million and $27 million, respectively, of charge-offs related to the transfer of approximately $0.6 billion of loans to Assets held for sale. Vendor Finance gross charge-offs for the quarter and the nine months ended September 30, 2013 include approximately $7 million and $8 million, respectively, related to the transfer of approximately $250 million of loans to Assets held for sale.

(4)	Represents loans considered impaired in FSA and are accounted for under the guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality).

Item 1:  Consolidated Financial Statements  17

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 4 — INVESTMENT SECURITIES

Investments include debt and equity securities. The Company’s debt securities primarily include U.S. Treasury securities, U.S. Government Agency securities, supranational and foreign government securities that typically mature in 91 days or less, and the carrying value approximates fair value. Equity securities include common stock and warrants.

Investment Securities (dollars in millions)

	September 30, 2013	December 31, 2012
Debt securities available-for-sale	$1,418.5	$767.6
Equity securities available-for-sale	13.3	14.3
Debt securities held-to-maturity(1)	978.3	188.4
Non-marketable equity investments(2)	88.8	95.2
Total investment securities	$2,498.9	$1,065.5

(1)	Recorded at amortized cost less impairment on securities that have credit-related impairment.

(2)	Non-marketable equity investments include $23.5 million and $27.6 million in limited partnerships at September 30, 2013 and December 31, 2012, respectively, accounted for under the equity method. The remaining investments are carried at cost and include qualified Community Reinvestment Act (CRA) investments, equity fund holdings and shares issued by customers during loan work out situations or as part of an original loan investment.

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

The Company conducts and documents periodic reviews of all securities with unrealized losses to evaluate whether the impairment is OTTI. For debt securities classified as HTM that are considered to have OTTI that the Company does not intend to sell and it is more likely than not that the Company will not be required to sell before recovery, the OTTI is separated into an amount representing the credit loss, which is recognized in other income in the Consolidated Statement of Operations, and the amount related to all other factors, which is recognized in OCI. OTTI on debt securities and equity securities classified as AFS and non-marketable equity investments are recognized in the Consolidated Statement of Operations in the period determined.

Realized investment gains totaled $1.0 million and $5.0 million for the quarters ended September 30, 2013 and 2012, respectively, and exclude losses from OTTI. Realized investment gains totaled $4.9 million and $28.4 million for the nine month periods ended September 30, 2013 and 2012, respectively. OTTI credit-related impairments on equity securities recognized in earnings were not material for the quarters and nine month periods ended September 30, 2013 and September 30, 2012. Impairment amounts in accumulated other comprehensive income (“AOCI”) were not material at September 30, 2013 or December 31, 2012.

In addition, the Company maintained $4.5 billion and $5.9 billion of interest bearing deposits at September 30, 2013 and December 31, 2012, respectively that are cash equivalents and are classified separately on the balance sheet.

The following table presents interest and dividends on interest bearing deposits and investments:

Interest and Dividend Income (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income – interest bearing deposits	$4.0	$5.7	$11.8	$15.7
Interest income – investments	2.1	1.7	5.8	6.1
Dividends – investments	0.7	0.6	2.7	2.0
Total interest and dividends	$6.8	$8.0	$20.3	$23.8

18   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Securities Available-for-Sale

The following table presents amortized cost and fair value of securities AFS at September 30, 2013 and December 31, 2012.

Securities Available for Sale — Amortized Cost and Fair Value (dollars in millions)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2013
Debt securities AFS
U.S. Treasury securities	$658.3	$–	$–	$658.3
U.S. government agency obligations	250.0	–	–	250.0
Supranational and foreign government securities	510.2	–	–	510.2
Total debt securities AFS	1,418.5	–	–	1,418.5
Equity securities AFS	13.3	–	–	13.3
Total securities AFS	$1,431.8	$–	$–	$1,431.8
December 31, 2012
Debt securities AFS
U.S. Treasury securities	$750.3	$–	$–	$750.3
Supranational and foreign government securities	17.3	–	–	17.3
Total debt securities AFS	767.6	–	–	767.6
Equity securities AFS	13.1	1.2	–	14.3
Total securities AFS	$780.7	$1.2	$–	$781.9

Debt Securities Held-to-Maturity

The carrying value and fair value of debt securities HTM at September 30, 2013 and December 31, 2012 were as follows:

Debt Securities Held-to-Maturity — Carrying Value and Fair Value (dollars in millions)

	Carrying Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
September 30, 2013
U.S. government agency obligations	$735.4	$0.2	$–	$735.6
Mortgage-backed securities – U.S. government owned and sponsored agencies	99.3	2.0	(4.6)	96.7
State and municipal	57.4	–	(2.7)	54.7
Foreign government	37.7	0.2	–	37.9
Corporate – foreign	48.5	–	–	48.5
Total debt securities held-to-maturity	$978.3	$2.4	$(7.3)	$973.4
December 31, 2012
Mortgage-backed securities – U.S. government owned and sponsored agencies	$96.5	$3.1	$(0.3)	$99.3
State and municipal	13.1	–	–	13.1
Foreign government	28.4	–	–	28.4
Corporate – foreign	50.4	–	–	50.4
Total debt securities held-to-maturity	$188.4	$3.1	$(0.3)	$191.2

Item 1:  Consolidated Financial Statements  19

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the carrying value and fair value of debt securities HTM by contractual maturity dates:

Debt Securities Held-to-Maturity — Carrying Value and Fair Value Maturities (dollars in millions)

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
U.S. government sponsored agency obligations
Total – Due within 1 year	$735.4	$735.6	$–	$–
Mortgage-backed securities – U.S. government owned and sponsored agencies
Total – Due after 10 years(1)	99.3	96.7	96.5	99.3
State and municipal
Due within 1 year	0.7	0.7	–	–
Due after 1 but within 5 years	4.4	4.4	4.9	4.9
Due after 5 but within 10 years	0.7	0.7	1.4	1.4
Due after 10 years(1)	51.6	48.9	6.8	6.8
Total	57.4	54.7	13.1	13.1
Foreign government
Due within 1 year	30.5	30.6	25.5	25.4
Due after 1 but within 5 years	7.2	7.3	2.9	3.0
Total	37.7	37.9	28.4	28.4
Corporate – foreign
Total – Due after 5 but within 10 years	48.5	48.5	50.4	50.4
Total debt securities held-to-maturity	$978.3	$973.4	$188.4	$191.2

(1)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

NOTE 5 — LONG-TERM BORROWINGS

The following table presents outstanding long-term borrowings, net of FSA. The FSA fair value adjustment is amortized as a cost adjustment over the remaining term of the respective debt and is reflected in Interest Expense.

Long-term Borrowings (dollars in millions)

	September 30, 2013			December 31, 2012
	CIT Group Inc.	Subsidiaries	Total	Total
Senior Unsecured Notes(1)	$12,531.5	$–	$12,531.5	$11,824.0
Secured Borrowings	–	8,858.7	8,858.7	10,137.8
Total Long-term Borrowings	$12,531.5	$8,858.7	$21,390.2	$21,961.8

(1)	Senior Unsecured Notes at September 30, 2013 were comprised of $7,242.8 million of Unsecured Notes issued after March 9, 2012, $5,250 million of Series C Notes and $38.7 million of other unsecured debt.

Revolving Credit Facility

There were no outstanding borrowings under the Revolving Credit Facility at September 30, 2013 and December 31, 2012 and the amount available to draw upon at each period was approximately $1.9 billion, with the remaining amount of approximately $0.1 billion utilized for issuance of letters of credit.

The total commitment amount under the Revolving Credit Facility is $2 billion, consisting of a $1.65 billion revolving loan tranche and a $350 million revolving loan tranche that can also be utilized for issuance of letters of credit. The Revolving Credit Facility matures on August 14, 2015 and accrues interest at a per annum rate of LIBOR plus a margin of 2.00% to 2.75% (with no floor) or Base Rate plus a margin of 1.00% to 1.75% (with no floor). The applicable margin is determined by reference to the current long-term senior unsecured, non-credit enhanced debt rating of the Company by S&P and Moody’s. The applicable margin for LIBOR loans was 2.50% and the applicable margin for Base Rate loans was 1.50% at September 30, 2013.

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

Senior Unsecured Notes (dollars in millions)

Maturity Date	Rate (%)	Date of Issuance	Par Value
May 2017	5.000%	May 2012	$1,250.0
August 2017	4.250%	August 2012	1,750.0
March 2018	5.250%	March 2012	1,500.0
May 2020	5.375%	May 2012	750.0
August 2022	5.000%	August 2012	1,250.0
August 2023	5.000%	August 2013	750.0
Weighted average and total	4.91%		$7,250.0

Series C Unsecured Notes (dollars in millions)

Maturity Date	Rate (%)	Date of Issuance	Par Value
March 2014	5.250%	March 2011	$1,300.0
February 2015	4.750%	February 2012	1,500.0
March 2018	6.625%	March 2011	700.0
February 2019	5.500%	February 2012	1,750.0
Weighted average and total	5.37%		$5,250.0

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

Other debt of $38.7 million includes senior unsecured notes issued prior to CIT’s reorganization.

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

Item 1:  Consolidated Financial Statements  21

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Secured Borrowings and Pledged Assets Summary (dollars in millions)

	September 30, 2013		December 31, 2012
	Secured Borrowing	Pledged Assets	Secured Borrowing	Pledged Assets
Consumer(1)	$3,348.9	$3,514.6	$3,630.9	$3,772.8
Trade Finance	334.7	1,641.1	350.8	1,523.6
Corporate Finance(1)	587.1	804.4	933.9	1,190.6
Vendor Finance – U.S.	364.9	506.7	574.6	765.4
Vendor Finance – International	824.2	981.6	1,028.4	1,182.9
Subtotal – Finance Receivables	5,459.8	7,448.4	6,518.6	8,435.3
Transportation Finance – Aircraft	2,369.5	4,046.9	2,560.3	4,049.1
Transportation Finance – Rail	943.6	1,169.8	976.8	1,185.0
Subtotal – Equipment under operating leases(1)	3,313.1	5,216.7	3,537.1	5,234.1
Investment Securities	85.8	95.9	82.1	83.3
Total	$8,858.7	$12,761.0	$10,137.8	$13,752.7

(1)	At September 30, 2013 GSI TRS related borrowings and pledged assets, respectively, of $847.3 million and $937.6 million were included in Consumer, $80.4 million and $244.8 million in Corporate Finance, and $1.02 billion and $2.01 billion in Transportation Finance. The GSI TRS is described in Note 6 — Derivative Financial Instruments.

Variable Interest Entities

The Company utilizes VIEs in the ordinary course of business to support its own and its customers’ financing needs.

The most significant types of VIEs that CIT utilizes are ‘on balance sheet’ secured financings of pools of leases and loans originated by the Company. The Company originates pools of assets and sells these to special purpose entities, which, in turn, issue debt instruments backed by the asset pools or sell individual interests in the assets to investors. CIT retains the servicing rights and participates in certain cash flows. These VIEs are typically organized as trusts or limited liability companies, and are intended to be bankruptcy remote, from a legal standpoint.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) includes measures to broaden the scope of derivative instruments subject to regulation by requiring clearing and exchange trading of certain derivatives, and imposing margin, reporting and registration requirements for certain market participants. Since the Company does not meet the definition of a Swap Dealer or Major Swap Participant under the Act, the new reporting obligations, which became effective April 10, 2013, apply to a limited number of derivative transactions executed with its lending customers in order to mitigate their interest rate risk.

See Note 1 — “Business and Summary of Significant Accounting Policies” in our December 31, 2012 Form 10-K for further description of the Company’s derivative transaction policies.

22   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents fair values and notional values of derivative financial instruments:

Fair and Notional Values of Derivative Financial Instruments(1) (dollars in millions)

	September 30, 2013			December 31, 2012
Qualifying Hedges	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount(2)	Asset Fair Value	Liability Fair Value
Cross currency swaps – net investment hedges	$145.5	$0.1	$(0.4)	$151.2	$–	$(6.1)
Foreign currency forward contracts – cash flow hedges	3.8	–	(0.2)	11.7	–	(0.9)
Foreign currency forward contracts – net investment hedges	1,404.6	12.5	(19.7)	1,232.6	1.9	(31.5)
Total Qualifying Hedges	1,553.9	12.6	(20.3)	1,395.5	1.9	(38.5)
Non-Qualifying Hedges
Cross currency swaps	135.8	2.2	–	552.8	1.7	(11.0)
Interest rate swaps	1,321.0	5.6	(29.3)	809.6	0.6	(39.3)
Written options	498.0	–	(0.9)	251.4	–	(0.1)
Purchased options	894.1	1.4	–	502.7	0.3	–
Foreign currency forward contracts	2,101.0	8.0	(39.3)	1,853.8	5.7	(25.7)
TRS	391.0	–	(8.0)	106.6	–	(5.8)
Equity Warrants	1.0	0.3	–	1.0	0.1	–
Total Non-qualifying Hedges	5,341.9	17.5	(77.5)	4,077.9	8.4	(81.9)
Total Hedges	$6,895.8	$30.1	$(97.8)	$5,473.4	$10.3	$(120.4)

(1)	Presented on a gross basis

(2)	Conformed to current period presentation using spot rates to calculate notional amounts.

Total Return Swap (“TRS”)

Two financing facilities with Goldman Sachs International (“GSI”) are structured as total return swaps (“TRS”), under which amounts available for advances are accounted for as derivatives. Pursuant to applicable accounting guidance, only the unutilized portion of the TRS is accounted for as a derivative and recorded at its estimated fair value.

The aggregate “notional amounts” of the TRS of $391.0 million at September 30, 2013 and $106.6 million at December 31, 2012 represent the aggregate unused portions under the two facilities and constitute derivative financial instruments. These notional amounts are calculated as the maximum aggregate facility commitment amounts, currently $2,125.0 million, less the aggregate actual adjusted qualifying borrowing base outstanding of $1,734.0 million at September 30, 2013 and $2,018.4 million at December 31, 2012. The notional amounts of the derivatives will increase as the adjusted qualifying borrowing base decreases due to repayment of the underlying asset-backed securities (“ABS”) to investors. If CIT funds additional ABS under the facilities, the aggregate adjusted qualifying borrowing base of the total return swaps will increase and the notional amount of the derivatives will decrease accordingly.

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

Based on the Company’s valuation, a liability of $8.0 million and $5.8 million was recorded at September 30, 2013 and December 31, 2012, respectively. The change in value is recorded in other income in the statement of operations.

Impact of Collateral and Netting Arrangements on the Total Derivative Portfolio

The following tables present a summary, as at September 30, 2013 and December 31, 2012, of the gross amounts of recognized financial assets and liabilities; the amounts offset under current GAAP in the consolidated balance sheet; the net amounts presented in the consolidated balance sheet; the amounts subject to an enforceable master netting arrangement or similar agreement that were not included in the offset amount above, and the amount of cash collateral received or pledged. Substantially the entire derivative portfolio is under an International Swaps and Derivatives Association (“ISDA”) agreement.

Item 1:  Consolidated Financial Statements  23

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Offsetting of Derivative Assets and Liabilities (dollars in millions)

				Gross Amounts not offset in the Consolidated Balance Sheet
	Gross Amount of Recognized Assets (Liabilities)	Gross Amount Offset in the Consolidated Balance Sheet	Net Amount Presented in the Consolidated Balance Sheet	Derivative Financial Instruments(5)	Cash Collateral Pledged/(Received)(5)(6)	Net Amount
September 30, 2013
Derivative assets(1)	$30.1	$–	$30.1	$(21.5)	$(3.3)	$5.3
Derivative liabilities(2)	(97.8)	–	(97.8)	21.5	36.9	(39.4)
December 31, 2012
Derivative assets(3)	$10.3	$–	$10.3	$(7.6)	$(1.7)	$1.0
Derivative liabilities(4)	(120.4)	–	(120.4)	8.0	73.3	(39.1)

(1)	Includes $12.6 million of qualifying hedges reported in other assets and $17.5 million reported in Trading assets at fair value – derivatives.

(2)	Includes $(20.3) million of qualifying hedges reported in other liabilities and $(77.5) million reported in Trading liabilities at fair value – derivatives.

(3)	Includes $1.9 million of qualifying hedges reported in other assets and $8.4 million reported in Trading assets at fair value – derivatives.

(4)	Includes $(38.5) million of qualifying hedges reported in other liabilities and $(81.9) million reported in Trading liabilities at fair value – derivatives.

(5)	The Company’s derivative transactions are governed by ISDA agreements that allow for net settlements of certain payments as well as offsetting of all contracts (“Derivative Financial Instruments”) with a given counterparty in the event of bankruptcy or default of one of the two parties to the transaction. We believe our ISDA agreements meet the definition of a master netting arrangement or similar agreement for purposes of the above disclosure. In conjunction with the ISDA agreements, the Company has entered into collateral arrangements with its counterparties which provide for the exchange of cash depending on the change in the market valuation of the derivative contracts outstanding. Such collateral is available to be applied in settlement of the net balances upon the event of default by one of the counterparties.

(6)	Collateral pledged or received is included in Other assets or Other liabilities, respectively.

The following table presents the impact of derivatives on the statements of operations:

Derivative Instrument Gains and Losses (dollars in millions)

		Quarters Ended September 30,		Nine Months Ended September 30,
Derivative Instruments	Gain/(Loss) Recognized	2013	2012	2013	2012
Qualifying Hedges
Foreign currency forward contracts – cash flow hedges	Other income	$–	$(0.9)	$0.7	$1.1
Total Qualifying Hedges		–	(0.9)	0.7	1.1
Non Qualifying Hedges
Cross currency swaps	Other income	(2.7)	(16.5)	7.3	(12.0)
Interest rate swaps	Other income	3.3	(1.9)	15.0	(2.7)
Interest rate options	Other income	(0.2)	(0.2)	–	(0.7)
Foreign currency forward contracts	Other income	(60.9)	(11.2)	(15.5)	(16.7)
Equity warrants	Other income	0.1	0.1	0.3	0.2
TRS	Other income	–	–	(2.2)	–
Total Non-qualifying Hedges		(60.4)	(29.7)	4.9	(31.9)
Total derivatives-income statement impact		$(60.4)	$(30.6)	$5.6	$(30.8)

24   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the changes in AOCI relating to derivatives:

Changes in AOCI Relating to Derivatives (dollars in millions)

Contract Type	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Quarter Ended September 30, 2013
Foreign currency forward contracts – cash flow hedges	$–	$–	$–	$–	$–
Foreign currency forward contracts – net investment hedges	0.1	–	0.1	(40.5)	(40.6)
Cross currency swaps – net investment hedges	–	–	–	(2.9)	(2.9)
Total	$0.1	$–	$0.1	$(43.4)	$(43.5)
Quarter Ended September 30, 2012
Foreign currency forward contracts – cash flow hedges	$(0.9)	$–	$(0.9)	$(0.9)	$–
Foreign currency forward contracts – net investment hedges	(5.2)	–	(5.2)	(42.5)	(37.3)
Cross currency swaps – net investment hedges	–	–	–	(12.8)	(12.8)
Total	$(6.1)	$–	$(6.1)	$(56.2)	$(50.1)
Nine Months Ended September 30, 2013
Foreign currency forward contracts – cash flow hedges	$0.7	$–	$0.7	$0.7	$–
Foreign currency forward contracts – net investment hedges	(7.7)	–	(7.7)	3.5	11.2
Cross currency swaps – net investment hedges	(0.1)	–	(0.1)	5.8	5.9
Total	$(7.1)	$–	$(7.1)	$10.0	$17.1
Nine Months Ended September 30, 2012
Foreign currency forward contracts – cash flow hedges	$1.2	$–	$1.2	$1.8	$0.6
Foreign currency forward contracts – net investment hedges	(1.9)	–	(1.9)	(47.8)	(45.9)
Cross currency swaps – net investment hedges	–	–	–	(15.5)	(15.5)
Total	$(0.7)	$–	$(0.7)	$(61.5)	$(60.8)

The estimated amount of net losses on cash flow hedges recorded in AOCI at September 30, 2013 expected to be recognized in income over the next 12 months is not significant.

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

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company characterizes inputs in the determination of fair value according to the fair value hierarchy. The fair value of the Company’s assets and liabilities where the measurement objective specifically requires the use of fair value are set forth in the tables below:

Assets and Liabilities Measured at Fair Value on a Recurring Basis (dollars in millions)

September 30, 2013	Total	Level 1	Level 2	Level 3
Assets
Debt Securities AFS	$1,418.5	$11.2	$1,407.3	$–
Equity Securities AFS	13.3	13.3	–	–
Trading assets at fair value – derivatives	17.5	–	17.5	–
Derivative counterparty assets at fair value	12.6	–	12.6	–
Total Assets	$1,461.9	$24.5	$1,437.4	$–
Liabilities
Trading liabilities at fair value – derivatives	$(77.5)	$–	$(69.5)	$(8.0)
Derivative counterparty liabilities at fair value	(20.3)	–	(20.3)	–
Total Liabilities	$(97.8)	$–	$(89.8)	$(8.0)
December 31, 2012
Assets
Debt Securities AFS	$767.6	$17.3	$750.3	$–
Equity Securities AFS	14.3	14.3	–	–
Trading assets at fair value – derivatives	8.4	–	8.4	–
Derivative counterparty assets at fair value	1.9	–	1.9	–
Total	$792.2	$31.6	$760.6	$–
Liabilities
Trading liabilities at fair value – derivatives	$(81.9)	$–	$(76.1)	$(5.8)
Derivative counterparty liabilities at fair value	(38.5)	–	(38.5)	–
Total	$(120.4)	$–	$(114.6)	$(5.8)

The following table presents financial instruments for which a non-recurring change in fair value has been recorded:

Assets Measured at Fair Value on a Non-recurring Basis (dollars in millions)

	Fair Value Measurements at Reporting Date Using:
	Total	Level 1	Level 2	Level 3	Total Gains and (Losses)
Assets
September 30, 2013
Assets held for sale	$1,067.4	$–	$–	$1,067.4	$(44.6)
Impaired loans	24.0	–	–	24.0	(6.5)
Total	$1,091.4	$–	$–	$1,091.4	$(51.1)
December 31, 2012
Assets held for sale	$296.7	$–	$–	$296.7	$(106.9)
Impaired loans	61.0	–	–	61.0	(40.9)
Total	$357.7	$–	$–	$357.7	$(147.8)

Loans are transferred from held for investment (“HFI”) to Assets held for sale (“HFS”) at the lower of cost or fair value. At the time of transfer, a write-down of the loan is recorded as a charge-off, if applicable. Once classified as HFS, the amount by which the carrying value exceeds fair value is recorded as a valuation allowance.

Impaired finance receivables of $500,000 or greater that are placed on non-accrual status are subject to periodic individual review in conjunction with the Company’s ongoing problem loan management (PLM) function. Impairment occurs when, based on current information

26   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

and events, it is probable that CIT will be unable to collect all amounts due according to contractual terms of the agreement. Impairment is measured as the shortfall between estimated value and recorded investment in the finance receivable, with the estimated value determined using fair value of collateral and other cash flows if the finance receivable is collateralized, or the present value of expected future cash flows discounted at the contract’s effective interest rate.

Level 3 Gains and Losses

The tables below set forth a summary of changes in the estimated fair value of the Company’s Level 3 financial assets and liabilities measured on a recurring basis:

Changes in Fair Value of Level 3 Financial Assets and Liabilities Measured on a Recurring Basis (dollars in millions)

	Total	Derivatives
December 31, 2012	$(5.8)	$(5.8)
Gains or losses realized/unrealized
Included in Other Income	(2.2)	(2.2)
September 30, 2013	$(8.0)	$(8.0)

Level 3 liabilities at September 30, 2013 represent the valuation of the derivatives related to the GSI facilities. There were no changes in fair value of Level 3 assets or liabilities measured on a recurring basis at September 30, 2012.

Fair Values of Financial Instruments

The carrying and estimated fair values of financial instruments presented below exclude leases and certain other assets and liabilities, for which disclosure is not required.

Estimated Fair Value of Assets and Liabilities (dollars in millions)

	September 30, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Trading assets at fair value – derivatives	$17.5	$17.5	$8.4	$8.4
Derivative counterparty assets at fair value	12.6	12.6	1.9	1.9
Assets held for sale (excluding leases)	507.2	507.8	58.3	61.9
Loans (excluding leases)(4)	15,768.5	15,882.2	15,941.9	16,177.7
Investment Securities	2,498.9	2,494.0	1,065.5	1,068.3
Other assets subject to fair value disclosure and unsecured counterparty receivables(1)	1,015.7	1,015.7	1,084.0	1,084.0
Liabilities
Deposits(2)	(11,846.4)	(11,979.3)	(9,721.8)	(9,931.8)
Trading liabilities at fair value – derivatives	(77.5)	(77.5)	(81.9)	(81.9)
Derivative counterparty liabilities at fair value	(20.3)	(20.3)	(38.5)	(38.5)
Long-term borrowings(2)	(21,549.4)	(22,118.2)	(22,161.4)	(23,180.8)
Other liabilities subject to fair value disclosure(3)	(1,907.0)	(1,907.0)	(1,953.1)	(1,953.1)

(1)	Other assets subject to fair value disclosure primarily include accrued interest receivable and miscellaneous receivables. These assets have carrying values that approximate fair value generally due to the short-term nature and are classified as level 3. The unsecured counterparty receivables primarily consist of amounts owed to CIT from GSI for debt discount, return of collateral posted to GSI and settlements resulting from market value changes to asset-backed securities underlying the GSI Facilities.

(2)	Deposits and long-term borrowings include accrued interest, which is included in “Other liabilities” in the Balance Sheet.

(3)	Other liabilities subject to fair value disclosure include accounts payable, accrued liabilities, customer security and maintenance deposits and miscellaneous liabilities. The fair value of these approximates carrying value and are classified as level 3.

(4)	In the current quarter the Company discovered and corrected an immaterial error related to the classification of loans and leases at December 31, 2012.

Item 1:  Consolidated Financial Statements  27

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

Loans – Since there is no liquid secondary market for most loans in the Company’s portfolio, the fair value is estimated based on discounted cash flow analyses which use Level 3 inputs. In addition to the characteristics of the underlying contracts, key inputs to the analysis include interest rates, prepayment rates, and credit spreads. For the commercial loan portfolio, the market based credit spread inputs are derived from instruments with comparable credit risk characteristics obtained from independent third party vendors. For the consumer loan portfolio, the discount spread is derived based on the company’s estimate of a market participant’s required return on equity that incorporates credit loss estimates based on expected and current default rates. As these Level 3 unobservable inputs are specific to individual loans/collateral types, management does not believe that sensitivity analysis of individual inputs is meaningful, but rather that sensitivity is more meaningfully assessed through the evaluation of aggregate carrying values of the loans. The fair value of loans at September 30, 2013 was $15.9 billion, which is 100.7% of carrying value. At September 30, 2013 the fair value of the commercial loans portfolio was $12.2 billion, 99.1% of carrying value, and the fair value of the consumer portfolio was $3.7 billion, 106.6% of carrying value.

Impaired Loans – The value of impaired loans is estimated using the fair value of collateral (on an orderly liquidation basis) if the loan is collateralized, or the present value of expected cash flows utilizing the current market rate for such loan. As these Level 3 unobservable inputs are specific to individual loans / collateral types, management does not believe that sensitivity analysis of individual inputs is meaningful, but rather that sensitivity is more meaningfully assessed through the evaluation of aggregate carrying values of impaired loans relative to contractual amounts owed (unpaid principal balance or “UPB”) from customers. As of September 30, 2013, the UPB related to impaired loans, including loans for which the Company is applying the income recognition and disclosure guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality), totaled $383.3 million. Including related allowances, these loans are carried at $288.5 million, or 75% of UPB. Of these amounts, $223.9 million and $198.0 million of UPB and carrying value, respectively, relate to loans with no specific allowance. The difference between UPB and carrying value reflects cumulative charge-offs on accounts remaining in process of collection, FSA discounts and allowances. See Note 2 — Loans for more information.

Deposits – The fair value of deposits was estimated based upon a present value discounted cash flow analysis. Discount rates used in the present value calculation are based on the Company’s average current deposit rates for similar terms, which are Level 3 inputs.

Long-term borrowings – Unsecured borrowings of approximately $12.5 billion par value at September 30, 2013, were valued based on quoted market prices, which are Level 1 inputs. Approximately $5.5 billion par value of the secured borrowings at September 30, 2013 utilized market inputs to estimate fair value, which are Level 2 inputs. Where market estimates were not available for approximately $3.6 billion par value at September 30, 2013, fair values were estimated using a discounted cash flow analysis with a discount rate approximating current market rates for issuances by CIT of similar term debt, which are Level 3 inputs.

28   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 8 — REGULATORY CAPITAL

The Company and the Bank are each subject to various regulatory capital requirements administered by the Federal Reserve Bank (“FRB”) and the Federal Deposit Insurance Corporation (“FDIC”).

Quantitative measures established by regulation to ensure capital adequacy require that the Company and the Bank each maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets, subject to any agreement with regulators to maintain higher capital levels.

The calculation of the Company’s regulatory capital ratios are subject to review and consultation with the FRB, which may result in refinements to amounts reported at September 30, 2013.

Tier 1 Capital and Total Capital Components (dollars in millions)

	CIT		CIT Bank
Tier 1 Capital	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Total stockholders’ equity	$8,845.0	$8,334.8	$2,553.3	$2,437.2
Effect of certain items in accumulated other comprehensive loss excluded from Tier 1 Capital	42.5	41.1	–	(0.4)
Adjusted total equity	8,887.5	8,375.9	2,553.3	2,436.8
Less: Goodwill	(341.2)	(345.9)	–	–
Disallowed intangible assets	(22.4)	(32.7)	–	–
Investment in certain unconsolidated subsidiaries	(33.1)	(34.4)	–	–
Other Tier 1 components(1)	(39.7)	(68.0)	–	(14.3)
Tier 1 Capital	8,451.1	7,894.9	2,553.3	2,422.5
Tier 2 Capital
Qualifying allowance for credit losses and other reserves(2)	385.2	402.6	172.8	141.2
Less: Investment in certain unconsolidated subsidiaries	(33.1)	(34.4)	–	–
Other Tier 2 components(3)	–	0.5	–	0.3
Total qualifying capital	$8,803.2	$8,263.6	$2,726.1	$2,564.0

Risk-weighted assets	$50,533.0	$48,580.1	$13,787.7	$11,289.1
Total Capital (to risk-weighted assets):
Actual	17.4%	17.0%	19.8%	22.7%
Required Ratio for Capital Adequacy Purposes	8.0%	8.0%	8.0%	8.0%
Tier 1 Capital (to risk-weighted assets):
Actual	16.7%	16.3%	18.5%	21.5%
Required Ratio for Capital Adequacy Purposes	4.0%	4.0%	4.0%	4.0%
Tier 1 Leverage Ratio:
Actual	18.7%	18.3%	17.9%	20.2%
Required Ratio for Capital Adequacy Purposes	4.0%	4.0%	4.0%	4.0%

(1)	Includes the portion of net deferred tax assets that does not qualify for inclusion in Tier 1 capital based on the capital guidelines, the Tier 1 capital charge for nonfinancial equity investments and the Tier 1 capital deduction for net unrealized losses on available-for-sale marketable securities (net of tax).

(2)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit, and deferred purchase agreements, all of which are recorded in Other Liabilities.

(3)	Banking organizations are permitted to include in Tier 2 Capital up to 45% of net unrealized pretax gains on available-for-sale equity securities with readily determinable fair values.

Item 1:  Consolidated Financial Statements  29

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 9 — INCOME TAXES

The Company’s third quarter tax provision was $13.9 million, compared to $3.9 million in the year-ago quarter. The current quarter’s tax provision primarily reflected income tax expense on the earnings of certain international operations and state income tax expense in the U.S. The $3.9 million provision for the third quarter of 2012 was primarily driven by changes in the geographic mix of earnings.

The Company’s tax provision was $61.3 million for the nine months ended September 30, 2013 compared to $89.6 million in the prior year period. The decrease from the prior year was primarily a result of the reduction in foreign income tax expense on lower international earnings combined with reduction in net discrete tax expense. Included in the year-to-date tax provision is approximately $12.2 million of net discrete tax expense that primarily related to the establishment of valuation allowances against certain international net deferred tax assets due to our international platform rationalizations, partially offset by incremental tax benefits associated with favorable settlements of prior year international tax audits.

The change in the effective tax rate each period is impacted by a number of factors, including the relative mix of domestic and foreign earnings, valuation allowances in various jurisdictions, and discrete items. The actual year-end 2013 effective tax rate may vary from the currently projected tax rate due to the changes in the factors mentioned above.

As of December 31, 2012, CIT had cumulative U.S. federal net operating loss carry-forwards (NOLs) of $4.9 billion, of which $2.3 billion was related to pre-emergence losses. These NOLs will expire beginning in 2027 through 2032. The Company generated a modest amount of domestic taxable earnings year-to-date, which decreased the U.S. federal net operating loss carry-forwards and its respective valuation allowance. The Company has not recognized any tax benefit on its prior year domestic losses due to uncertainties related to the ability to realize its net deferred tax assets in the future. Pursuant to Section 382 of the Internal Revenue Code, the Company is generally subject to a $230 million annual limitation on the use of its $2.3 billion of pre-emergence NOLs. NOLs arising in post-emergence years are not subject to this limitation absent another ownership change as defined by the Internal Revenue Service (IRS) for U.S. tax purposes.

At December 31, 2012, the Company maintained a valuation allowance of $1.6 billion against its net deferred tax assets. Of the $1.6 billion valuation allowance, approximately $1.4 billion related to domestic reporting entities and approximately $190 million related to foreign reporting entities. Management’s decision to maintain the valuation allowances on certain reporting entities’ net deferred tax assets requires significant judgment and an analysis of all the positive and negative evidence regarding the likelihood that these future benefits will be realized. The most recent three years of cumulative losses, adjusted for any non-recurring items, was considered a significant negative factor supporting the need for a valuation allowance. At the point when each of these entities transition into a cumulative income position, Management will consider this profitability measure along with other facts and circumstances in determining whether to release any of the valuation allowances. The other facts and circumstances that are considered in evaluating the need for or release of a valuation allowance include sustained profitability, both historical and forecast, and business/tax planning strategies.

While certain foreign entities with net operating loss carry-forwards have been profitable, the Company continues to record a full valuation allowance on these entities’ net deferred tax assets due to their history of losses. Management regularly evaluates the need for a valuation allowance on deferred tax assets. Given the continued improvement in earnings in certain foreign reporting entities, which is one factor considered in the evaluation process, it is possible that the valuation allowance for those entities may be reversed at some time in the next several quarters if these trends continue and other factors do not outweigh this evidence.

Liabilities for Uncertain Tax Positions

The Company’s potential liability for uncertain tax positions totaled $320.8 million at September 30, 2013 and $317.8 million at December 31, 2012. Management estimates that this liability may be reduced by up to $5 million within the next twelve months. The Company’s accrued liability for interest and penalties totaled $13.0 million at September 30, 2013 and $12.6 million at December 31, 2012. The Company recognizes accrued interest and penalties on unrecognized tax benefits in income tax expense.

30   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 10 — STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss)

The following table details the components of Accumulated Other Comprehensive Income (Loss):

Components of Accumulated Other Comprehensive Income (Loss) (dollars in millions)

	September 30, 2013			December 31, 2012
	Gross Unrealized	Income Taxes	Net Unrealized	Gross Unrealized	Income Taxes	Net Unrealized
Changes in benefit plan net gain (loss) and prior service (cost)/credit	$(43.0)	$0.3	$(42.7)	$(43.5)	$0.4	$(43.1)
Foreign currency translation adjustments	(45.6)	–	(45.6)	(36.6)	–	(36.6)
Changes in fair values of derivatives qualifying as cash flow hedges	(0.1)	–	(0.1)	(0.1)	–	(0.1)
Unrealized net gains (losses) on available for sale securities	0.7	(0.3)	0.4	3.5	(1.4)	2.1
Total accumulated other comprehensive loss	$(88.0)	$–	$(88.0)	$(76.7)	$(1.0)	$(77.7)

The following table details the changes in the components of Accumulated Other Comprehensive Income (Loss).

Changes in Accumulated Other Comprehensive Income (Loss) by Component(1) (dollars in millions)

	Changes in benefit plan net gain (loss) and prior service (cost) credit	Foreign currency translation adjustments	Unrealized net gains (losses) on available for sale securities	Changes in fair values of derivatives qualifying as cash flow hedges	Total accumulated other comprehensive income (loss) (“AOCI”)
Balance as of December 31, 2012	$(43.1)	$(36.6)	$2.1	$(0.1)	$(77.7)
AOCI activity before reclassifications	0.7	(16.5)	(2.1)	0.7	(17.2)
Amounts reclassed from AOCI	(0.3)	7.5	0.4	(0.7)	6.9
Net current period AOCI	0.4	(9.0)	(1.7)	–	(10.3)
Balance as of September 30, 2013	$(42.7)	$(45.6)	$0.4	$(0.1)	$(88.0)
Balance as of December 31, 2011	$(54.8)	$(28.2)	$1.1	$(0.7)	$(82.6)
AOCI activity before reclassifications	–	(12.5)	1.1	1.8	(9.6)
Amounts reclassed from AOCI	1.2	6.2	–	(1.2)	6.2
Net current period AOCI	1.2	(6.3)	1.1	0.6	(3.4)
Balance as of September 30, 2012	$(53.6)	$(34.5)	$2.2	$(0.1)	$(86.0)

(1)	All amounts are net-of-tax.

Other Comprehensive Income (Loss)

The amounts included in the Statement of Comprehensive Income (Loss) are net of income taxes. The change in income taxes associated with changes in benefit plans net gain/(loss) and prior service (cost)/credit were not significant for the quarters ended September 30, 2013 and September 30, 2012 as well as for the nine months ended September 30, 2013. Changes in income taxes associated with changes in benefit plans net gain/(loss) and prior service (cost)/credit were $1.8 million for the nine months ended September 30, 2012. The change in income taxes associated with net unrealized gains on available for sale securities totaled approximately ($0.3) million for the quarter ended September 30, 2013 and $0.3 million for the September 30, 2012 quarter and ($1.1) million for the nine months ended September 30, 2013 and $1.1 million for the nine months ended September 30, 2012. There were no income taxes associated with foreign currency translation adjustments and changes in fair values of derivatives qualifying as cash flow hedges for the quarters and nine months ended September 30, 2013 and 2012.

The changes in benefit plans net gain/(loss) and prior service (cost)/credit reclassification adjustments impacting net income was $0.1 million for the quarter and $(0.3) million for the nine months ended September 30, 2013 and was $0.5 million for the quarter ended September 30, 2012 and $1.2 million for the nine months ended September 30, 2012. There were no reclassification adjustments for unrealized gains (losses) on investments recognized through income for the quarter ended September 30, 2013, but reclassification adjustments were $0.4 million for the nine months ended September 30, 2013 and were insignificant in the prior year periods.

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

Reclassifications out of Accumulated Other Comprehensive Income for Periods Ended September 30, (dollars in millions)

	Quarters Ended September 30,						Nine Months Ended September 30,						Affected Income Statement
	2013			2012			2013			2012			line item
	Gross Amount	Tax	Net Amount	Gross Amount	Tax	Net Amount	Gross Amount	Tax	Net Amount	Gross Amount	Tax	Net Amount
Changes in benefit plan net gain/(loss) and prior service (cost)/credit gains (losses)	$0.1	$–	$0.1	$0.5	$–	$0.5	$(0.3)	$–	$(0.3)	$3.0	$(1.8)	$1.2	Expenses
Foreign currency translation adjustments gains (losses)	(0.1)	–	(0.1)	9.6	–	9.6	7.5	–	7.5	6.2	–	6.2	Other Income
Net unrealized gains (losses) on available for sale securities gains (losses)	–	–	–	–	–	–	0.7	(0.3)	0.4	–	–	–	Other Income
Changes in fair value of derivatives qualifying as cash flow hedges gains (losses)	–	–	–	0.8	–	0.8	(0.7)	–	(0.7)	(1.2)	–	(1.2)	Other Income
Total Reclassifications out of AOCI	$–	$–	$–	$10.9	$–	$10.9	$7.2	$(0.3)	$6.9	$8.0	$(1.8)	$6.2

NOTE 11 — COMMITMENTS

The accompanying table summarizes credit-related commitments, as well as purchase and funding commitments:

Commitments (dollars in millions)

	September 30, 2013
	Due to Expire			December 31, 2012
	Within One Year	After One Year	Total Outstanding	Total Outstanding
Financing Commitments
Financing and leasing assets	$645.9	$3,594.4	$4,240.3	$3,301.2
Letters of credit
Standby letters of credit	32.3	269.4	301.7	238.5
Other letters of credit	35.6	–	35.6	53.6
Guarantees
Deferred purchase agreements	2,044.7	–	2,044.7	1,841.5
Guarantees, acceptances and other recourse obligations	14.8	3.6	18.4	17.4
Purchase and Funding Commitments
Aerospace manufacturer purchase commitments	1,156.5	8,097.1	9,253.6	9,168.3
Rail and other manufacturer purchase commitments	1,008.4	477.2	1,485.6	927.4
Commercial loan portfolio purchase commitment	–	–	–	1,258.3

32   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Financing Commitments

Financing commitments, referred to as loan commitments or lines of credit, reflect CIT’s agreements to lend to its customers, subject to the customers’ compliance with contractual obligations. Included in the above are commitments that have been extended to and accepted by customers, clients or agents, but on which the criteria for funding have not been completed of $546 million at September 30, 2013 and $325 million at December 31, 2012. Financing commitments also include credit line agreements to Trade Finance clients that are cancellable by us only after a notice period. The notice period is typically 90 days or less. The amount available under these credit lines, net of amount of receivables assigned to us, is $266 million at September 30, 2013. As financing commitments may not be fully drawn, expire unused, be reduced or cancelled at the customer’s request, and require the customer to be in compliance with certain conditions, total commitment amounts do not necessarily reflect actual future cash flow requirements.

The table above includes approximately $0.9 billion of undrawn financing commitments at September 30, 2013 and $0.6 billion at December 31, 2012 for instances where the customer is not in compliance with contractual obligations, and therefore CIT does not have the contractual obligation to lend.

At September 30, 2013, substantially all undrawn financing commitments were senior facilities. Most of the Company’s undrawn and available financing commitments are in Corporate Finance.

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

The table above includes $1,805 million of DPA credit protection at September 30, 2013, related to receivables which have been presented to us for credit protection after shipment of goods has occurred and the customer has been invoiced. The table also includes $240 million available under DPA credit line agreements, net of amount of DPA credit protection provided at September 30, 2013. The DPA credit line agreements specify a contractually committed amount of DPA credit protection and are cancellable by us only after a notice period. The notice period is typically 90 days or less.

The methodology used to determine the DPA liability is similar to the methodology used to determine the allowance for loan losses associated with the finance receivables, which reflects embedded losses based on various factors, including expected losses reflecting the Company’s internal customer and facility credit ratings. The liability recorded in Other Liabilities related to the DPAs totaled $6.8 million and $5.6 million at September 30, 2013 and December 31, 2012, respectively.

Purchase and Funding Commitments

CIT’s purchase commitments relate primarily to purchases of commercial aircraft and rail equipment. Commitments to purchase new commercial aircraft are predominantly with Airbus Industries (“Airbus”), The Boeing Company (“Boeing”) and Embraer S.A. (“Embraer”). CIT may also commit to purchase an aircraft directly with an airline. Aerospace equipment purchases are contracted for specific models, using baseline aircraft specifications at fixed prices, which reflect discounts from fair market purchase prices prevailing at the time of commitment. The delivery price of an aircraft may change depending on final specifications. Equipment purchases are recorded at the delivery date. The estimated commitment amounts in the preceding table are based on contracted purchase prices reduced for pre-delivery payments to date and exclude buyer furnished equipment selected by the lessee. Pursuant to existing contractual commitments, 156 aircraft remain to be purchased from Airbus, Boeing and Embraer at September 30, 2013. Aircraft deliveries are scheduled periodically through 2020. Commitments exclude unexercised options to order additional aircraft.

The Company’s rail business entered into commitments to purchase railcars from multiple manufacturers. Pursuant to these contractual commitments, at September 30, 2013,

Item 1:  Consolidated Financial Statements  33

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

approximately 9,100 railcars remain to be purchased with deliveries through 2015. Rail equipment purchase commitments are at fixed prices subject to price increases for certain materials. Other vendor purchase commitments relate to Vendor Finance equipment.

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

For certain Litigation matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of established reserves and insurance. For other matters for which a loss is probable or reasonably possible, such an estimate cannot reasonably be determined. For Litigation where losses are reasonably possible and estimable, management currently estimates the aggregate range of reasonably possible losses as up to $370 million in excess of established reserves and insurance related to those matters, if any. This estimate represents reasonably possible losses (in excess of established reserves and insurance) over the life of such Litigation, which may span a currently indeterminable number of years, and is based on information available as of September 30, 2013. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate.

Those Litigation matters for which an estimate is not reasonably possible or as to which a loss does not appear to be reasonably possible, based on current information, are not included within this estimated range and, therefore, this estimated range does not represent the Company’s maximum loss exposure.

The foregoing statements about CIT’s Litigation are based on the Company’s judgments, assumptions, and estimates and are necessarily subjective and uncertain. Two of the Company’s pending Litigation matters are described below.

Tyco Tax Agreement

In connection with the Company’s separation from Tyco International Ltd (“Tyco”) in 2002, CIT and Tyco entered into a Tax Agreement pursuant to which, among other things, CIT agreed to pay Tyco for tax savings actually realized by CIT, if any, as a result of the use of certain net operating losses arising during the period that Tyco owned CIT (the “Tyco Tax Attribute”), which savings would not have been realized absent the existence of the Tyco Tax Attribute. During CIT’s bankruptcy, CIT rejected the Tax Agreement and Tyco and CIT entered into a Standstill Agreement pursuant to which (a) CIT agreed that it would defer bringing its subordination claim against Tyco and (b) Tyco agreed that it would defer bringing its damage claim against CIT while the parties exchanged information about CIT’s tax position, including past usage and retention of the various attributes on its consolidated tax return. Notwithstanding the Standstill Agreement, in the second quarter of 2011, Tyco filed a Notice of Arbitration demanding arbitration of its alleged contractual damages resulting from rejection of the Tax Agreement. CIT filed an adversary proceeding in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), seeking to subordinate Tyco’s interests under section 510(b) of the Bankruptcy Code, which would result in Tyco being treated like equity holders under CIT’s confirmed Plan of Reorganization and receiving no recovery in connection with the termination of the Tax Agreement. In December 2011, the Bankruptcy Court denied the request to subordinate Tyco’s interests. In September 2012, the Second Circuit Court of Appeals affirmed the Bankruptcy Court’s decision. The arbitration hearing is currently scheduled to begin in December 2013.

The amount of the federal Tyco Tax Attribute could be as much as approximately $794 million and the state Tyco Tax Attribute could be as much as approximately $180 million as of the separation date. CIT’s approximate federal and state tax rates are currently 35% and 6.5%, respectively. CIT has recorded a valuation allowance against its federal net deferred tax assets and substantially all of its state net deferred tax assets, which include the deferred tax assets associated with the Tyco Tax Attribute, as the Company does not currently meet the criteria to recognize these assets. It is CIT’s position that it has not received federal tax benefits from the Tyco Tax Attribute within the meaning of the Tax Agreement and that it is speculative as to when, if ever, CIT will exhaust its own NOLs such that it might realize any benefits from the Tyco Tax Attributes in the future.

34   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Lac-Mégantic, Quebec Derailment

On July 6, 2013, a freight train including five locomotives and seventy-two tank cars carrying crude oil derailed in the town of Lac-Mégantic, Quebec. Nine of the tank cars were owned by The CIT Group/Equipment Financing, Inc. (“CIT/EF”) (a wholly-owned subsidiary of the Company) and leased to Western Petroleum Company (“WPC”), a subsidiary of World Fuel Services Corp. (“WFS”). Two of the locomotives were owned by CIT/EF and were leased to Montreal, Maine & Atlantic Railway, Ltd. (“MMA”), the railroad operating the freight train at the time of the derailment, a subsidiary of Rail World, Inc.

The derailment was followed by explosions and fire which resulted in the deaths of over forty people, the destruction of more than thirty buildings in Lac-Mégantic, the release of crude oil on land and into the Chaudière River and an unknown number of personal injuries. The extent of the property and environmental damage has not yet been determined. Twenty lawsuits have been filed in Illinois by representatives of the deceased in connection with the derailment. The Company is named as a defendant in seven of the twenty lawsuits, together with 13 other defendants, including WPC, MMA (who has since been dismissed without prejudice as a result of its chapter 11 bankruptcy filing on August 7, 2013), and the lessors of the other locomotives and tank cars. Liability, if any, could be joint and several among some or all of the defendants. All but two of these cases have been consolidated in the U.S. District Court in the Northern District of Illinois. The Company has joined a motion to move these cases to the U.S. District Court in Maine. Other cases may be filed in U.S. and Canadian courts. The plaintiffs assert claims of negligence and strict liability based upon alleged design defect against the Company in connection with the CIT/EF tank cars. The Company has rights of indemnification and defense against its lessees, WPC and MMA, and also has rights as an additional insured under liability coverage maintained by the lessees. In addition, the Company and its subsidiaries maintain contingent and general liability insurance for claims of this nature, and the Company and its insurers are working cooperatively with respect to these claims.

The Lac-Mégantic derailment has triggered a number of regulatory investigations and actions. The Transportation Safety Board of Canada is investigating the cause of the derailment, with assistance from Transport Canada. In addition, Quebec’s Environment Ministry has issued an order to WFS, WPC, MMA, and Canadian Pacific Railway (which allegedly subcontracted with MMA) to pay for the full cost of environmental clean-up and damage assessment related to the derailment.

As the Company is unable to predict the outcome of the foregoing legal proceedings or whether and the extent to which additional lawsuits or claims will be brought against the Company or its subsidiaries, the regulatory investigations have not been concluded, the total damages have not been quantified, there are a large number of parties named as defendants, and the extent to which resulting liability will be assessed against other parties and their financial ability to bear such responsibilities is unknown, the Company cannot reasonably estimate the amount or range of loss that may be incurred in connection with the derailment. The Company is vigorously defending the claims that have been asserted, including pursuing its rights under indemnification agreements and insurance policies.

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

Item 1:  Consolidated Financial Statements  35

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Business Segments (dollars in millions)

	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Commercial Segments	Consumer	Total Segments	Corporate and Other	Total CIT
Quarter Ended September 30, 2013
Interest income	$126.0	$37.4	$13.1	$124.5	$301.0	$31.9	$332.9	$4.5	$337.4
Interest expense	(58.3)	(126.0)	(6.1)	(53.1)	(243.5)	(21.3)	(264.8)	(13.2)	(278.0)
Provision for credit losses	(4.4)	0.7	0.8	(13.5)	(16.4)	–	(16.4)	–	(16.4)
Rental income on operating leases	4.8	381.5	–	54.8	441.1	–	441.1	–	441.1
Other income	28.7	29.5	38.2	5.5	101.9	0.2	102.1	2.7	104.8
Depreciation on operating lease equipment	(2.7)	(113.4)	–	(26.9)	(143.0)	–	(143.0)	–	(143.0)
Operating expenses	(57.6)	(49.0)	(28.5)	(83.1)	(218.2)	(5.7)	(223.9)	(8.3)	(232.2)
Income (loss) before (provision) benefit for income taxes	$36.5	$160.7	$17.5	$8.2	$222.9	$5.1	$228.0	$(14.3)	$213.7
Quarter Ended September 30, 2012
Interest income	$140.1	$34.1	$15.0	$136.5	$325.7	$44.9	$370.6	$4.9	$375.5
Interest expense	(146.9)	(375.1)	(24.1)	(122.7)	(668.8)	(43.0)	(711.8)	(104.2)	(816.0)
Provision for credit losses	22.0	(8.9)	(4.3)	(8.8)	–	–	–	–	–
Rental income on operating leases	1.7	386.9	–	57.2	445.8	–	445.8	–	445.8
Other income	26.3	18.4	39.0	0.9	84.6	1.2	85.8	0.9	86.7
Depreciation on operating lease equipment	(1.0)	(106.3)	–	(27.2)	(134.5)	–	(134.5)	–	(134.5)
Operating expenses	(65.8)	(43.5)	(28.8)	(83.5)	(221.6)	(10.0)	(231.6)	(3.6)	(235.2)
Loss on debt extinguishments	–	–	–	–	–	–	–	(16.8)	(16.8)
Income (loss) before (provision) benefit for income taxes	$(23.6)	$(94.4)	$(3.2)	$(47.6)	$(168.8)	$(6.9)	$(175.7)	$(118.8)	$(294.5)
Nine Months Ended September 30, 2013
Interest income	$398.8	$106.5	$42.3	$385.6	$933.2	$99.4	$1,032.6	$12.2	$1,044.8
Interest expense	(184.7)	(380.1)	(20.7)	(166.1)	(751.6)	(58.0)	(809.6)	(41.7)	(851.3)
Provision for credit losses	(24.5)	4.9	1.7	(32.7)	(50.6)	–	(50.6)	0.1	(50.5)
Rental income on operating leases	13.0	1,154.6	–	170.8	1,338.4	–	1,338.4	–	1,338.4
Other income	81.6	69.9	103.5	(6.7)	248.3	0.5	248.8	5.4	254.2
Depreciation on operating lease equipment	(7.4)	(341.2)	–	(79.0)	(427.6)	–	(427.6)	–	(427.6)
Operating expenses	(173.9)	(146.7)	(87.3)	(253.6)	(661.5)	(18.5)	(680.0)	(17.2)	(697.2)
Income (loss) before (provision) benefit for income taxes	$102.9	$467.9	$39.5	$18.3	$628.6	$23.4	$652.0	$(41.2)	$610.8
Select Period End Balances
Loans	$9,232.8	$1,973.6	$2,295.8	$4,860.8	$18,363.0	$3,459.7	$21,822.7	$–	$21,822.7
Credit balances of factoring clients	–	–	(1,278.4)	–	(1,278.4)	–	(1,278.4)	–	(1,278.4)
Assets held for sale	490.3	77.2	–	554.7	1,122.2	–	1,122.2	–	1,122.2
Operating lease equipment, net	70.6	12,296.4	–	210.1	12,577.1	–	12,577.1	–	12,577.1
Nine Months Ended September 30, 2012
Interest income	$487.0	$103.6	$43.6	$420.3	$1,054.5	$143.6	$1,198.1	$14.0	$1,212.1
Interest expense	(496.0)	(1,121.7)	(74.2)	(419.4)	(2,111.3)	(134.9)	(2,246.2)	(284.6)	(2,530.8)
Provision for credit losses	(8.4)	(16.6)	(5.9)	(20.1)	(51.0)	(0.5)	(51.5)	–	(51.5)
Rental income on operating leases	6.8	1,146.0	–	179.8	1,332.6	–	1,332.6	–	1,332.6
Other income	303.2	45.4	108.6	7.4	464.6	21.1	485.7	(4.3)	481.4
Depreciation on operating lease equipment	(3.3)	(316.3)	–	(83.3)	(402.9)	–	(402.9)	–	(402.9)
Operating expenses	(193.9)	(132.0)	(89.2)	(239.4)	(654.5)	(30.4)	(684.9)	(1.4)	(686.3)
Loss on debt extinguishments	–	–	–	–	–	–	–	(61.2)	(61.2)
Income (loss) before (provision) benefit for income taxes	$95.4	$(291.6)	$(17.1)	$(154.7)	$(368.0)	$(1.1)	$(369.1)	$(337.5)	$(706.6)
Select Period End Balances
Loans	$7,800.4	$1,790.9	$2,408.3	$4,628.0	$16,627.6	$3,755.8	$20,383.4	$–	$20,383.4
Credit balances of factoring clients	–	–	(1,224.9)	–	(1,224.9)	–	(1,224.9)	–	(1,224.9)
Assets held for sale	110.8	371.4	–	398.1	880.3	540.8	1,421.1	–	1,421.1
Operating lease equipment, net	14.6	11,862.1	–	210.0	12,086.7	–	12,086.7	–	12,086.7

36   CIT GROUP INC

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

and

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

OVERVIEW

CIT Group Inc., together with its subsidiaries (“we”, “our”, “CIT” or the “Company”) has provided financial solutions to its clients since its formation in 1908. We provide financing, leasing and advisory services principally to middle market companies in a wide variety of industries and offer vendor, equipment, commercial and structured financing products, as well as factoring and management advisory services. We have over $35 billion of financing and leasing assets at September 30, 2013. CIT became a bank holding company (“BHC”) in December 2008 and a financial holding company in July 2013. CIT is regulated by the Board of Governors of the Federal Reserve System (“FRS”) and the Federal Reserve Bank of New York (“FRBNY”) under the U.S. Bank Holding Company Act of 1956. CIT Bank (the “Bank”), a wholly-owned subsidiary, is a state chartered bank located in Salt Lake City, Utah, that offers commercial financing and leasing products as well a suite of savings options.

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

2013 PRIORITIES

During 2013, we have focused on growing earning assets, meeting our profitability target, expanding the Bank and returning capital to our shareholders. Enhancing internal control functions and our relationships with our regulators also remain an ongoing focus. The following highlights certain accomplishments towards these goals in 2013:

1.	Prudently Grow Assets

We plan to grow earning assets, either organically and/or through acquisitions, by focusing on existing products and markets as well as newer initiatives, including real estate, equipment, and maritime finance.

■	Commercial financing and leasing assets grew 1% during the third quarter to $32.1 billion at September 30, 2013, reflecting $2.6 billion of new business volume that was mostly offset by collections and asset sales.

For the nine months ended September 30, 2013, commercial assets grew approximately 6%, reflecting origination volumes of $7.4 billion, supplemented by loan portfolio acquisitions in Corporate Finance and Vendor Finance in the first quarter. Newer initiatives, such as real estate, equipment finance and maritime finance, have each contributed to this growth.

2.	Continue to Achieve Profit Target

We will focus on managing the business to improve profitability in order to maintain our target pre-tax return on average earning assets of between 2.0% and 2.5%.

■	Our third quarter pre-tax return on average earning assets (“AEA”)(1) was 2.52%, at the upper end of the target range. Third quarter pre-tax income was $213.7 million and net income was $199.6 million.

■	NFR as a percentage of AEA (“net finance margin” or “NFM”) was 4.22%, improved from the year-ago quarter. The weighted average coupon rate of outstanding deposits and long-term borrowings was 3.09% at September 30, 2013, down from the year-ago quarter. At September 30, 2013, deposits were 35% of total CIT funding, at the low end of our 35%–45% target range.

■	Operating expenses excluding restructuring charges(2) were 2.70% as a percentage of AEA, above the target range of 2.00%–2.50%. Our target for the quarterly run rate of operating expenses, excluding restructuring

(1)	Average earning assets is a non-GAAP measure; see “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

(2)	Operating expenses excluding restructuring costs is a non-GAAP measure. See “Non-GAAP Financial Measurements” for reconciliation of non-GAAP to GAAP financial information.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   37

charges, is approximately $215 million in 2014. Operating efficiency improvements are being phased in over 2013 and the full benefits of these actions will likely be realized later in 2014. The complexities of exiting certain countries and platforms will result in an elevated level of restructuring, legal and other related costs for another few quarters.

■	We have lowered headcount by approximately 250 since a year ago to 3,380 at September 30, 2013, modified several benefit plans and consolidated some offices.

■	We are progressing on our subscale platform rationalization strategy and have concluded our review of the Vendor Europe business. In total we plan to exit over 20 countries across Europe, South America and Asia, although we continue to have a presence in these regions. As a result of these decisions, we have moved portfolios of financing and leasing assets to assets held for sale, including our small business lending portfolio in Corporate Finance.

3.	Expand CIT Bank Assets and Funding

The Bank is funding virtually all of our U.S. lending and leasing volume, expanding online deposit product offerings and evaluating launching a limited branch network.

■	Total assets at the Bank increased to $14.7 billion at September 30, 2013, up $0.8 billion since June 30, 2013 and up $2.4 billion from December 31, 2012, reflecting growth in commercial financing and leasing assets. Funded new business volume totaled $1.7 billion for the quarter and $5.0 billion year-to-date, which represented nearly all U.S. new business volume for Corporate Finance, Transportation Finance and Vendor Finance. This volume was supplemented with a $720 million portfolio purchase in the first quarter.

■	Deposits grew by approximately $0.7 billion during the quarter and $2.2 billion year-to-date, consistent with asset growth and the overall liquidity position of the Bank.

4.	Begin to Return Capital

On May 30, 2013, our Board of Directors approved the repurchase of up to $200 million of common stock through December 31, 2013.

■	During the third quarter, we repurchased over 800,000 shares for a total of $39 million, bringing total shares repurchased to 1.1 million, or $51 million.

In addition, on October 21, 2013, our Board of Directors declared a cash dividend in the amount of $0.10 per share on our outstanding common stock payable on November 29 to holders of record November 15.

THIRD QUARTER 2013 FINANCIAL OVERVIEW

Net income for the 2013 third quarter totaled $200 million, $0.99 per diluted share, compared to a net loss of $299 million for the year-ago quarter, or $(1.49) per diluted share, and net income of $184 million for the prior quarter, $0.91 per diluted share. Year-to-date, net income for 2013 totaled $546 million, $2.70 per diluted share, compared to a net loss of $799 million for the prior year, or $(3.98) per diluted share.

Pre-tax income totaled $214 million for the 2013 third quarter compared to a pre-tax loss of $(295) million for the year-ago quarter and pre-tax income of $216 million for the prior quarter. On an adjusted basis, pre-tax income excluding debt redemption charges(3) was up from $176 million in the year-ago quarter and down from $224 million in the prior quarter. Year-to-date, pre-tax income excluding debt redemption charges for 2013 totaled $637 million, compared to $670 million for 2012. The lower results excluding the debt redemption charges were primarily a result of lower gains on asset sales, which more than offset the decline in funding costs.

The following table presents pre-tax results adjusted for debt redemption charges, a non-GAAP measurement.

Impacts of FSA Accretion and Debt Refinancing Costs on Pre-tax Income (Loss) (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2013	2013	2012	2013	2012
Pre-tax income (loss)	$213.7	$216.3	$(294.5)	$610.8	$(706.6)
Accelerated FSA net discount/(premium) on debt extinguishments and repurchases	–	8.1	453.9	25.9	1,315.7
Debt related – loss on debt extinguishments	–	–	16.8	–	61.2
Total debt redemption charges	–	8.1	470.7	25.9	1,376.9
Pre-tax income – excluding debt redemption charges	$213.7	$224.4	$176.2	$636.7	$670.3

(3)	Pre-tax income excluding debt redemption charges is a non-GAAP measure. Debt redemption charges include accelerated fresh start accounting debt discount amortization and loss on debt extinguishments. See “Non-GAAP Financial Measurements” for components and for reconciliation of non-GAAP to GAAP financial information.

38   CIT GROUP INC

Net finance revenue(4) (“NFR”) totaled $357 million for the 2013 third quarter, compared to $(129) million in the year-ago quarter and $381 million in the prior quarter. The improvement from last year reflected lower debt redemption charges and lower funding costs that resulted primarily from a higher proportion of deposit funding. The sequential decline reflected lower revenues due to the sale of higher yielding Vendor Finance assets, a decline in operating lease revenue, along with lower yield-related fees and net FSA accretion. Excluding debt redemption charges, NFR was up from $325 million in the year-ago quarter on higher assets and down from $389 million in the prior quarter. Year-to-date, excluding debt redemption charges, NFR was $1.1 billion, up from $927 million in the prior year as the benefit of lower funding costs offset lower FSA loan accretion. While other institutions may use net interest margin (“NIM”) to measure earnings on interest bearing assets, defined as interest income less interest expense, we discuss NFR, which includes operating lease rental revenue and depreciation expense, due to the underlying assets significant impact on revenue and expense. While asset utilization remained strong, net operating lease revenue for the 2013 third quarter was down from the year-ago quarter and prior quarter. Year-to-date, net operating lease revenue for 2013 was slightly below last year.

AEA was $33.9 billion for the 2013 third quarter, up from $32.3 billion in the year-ago quarter, and $33.7 billion in the prior quarter. Average commercial earning assets totaled $30.4 billion in the current quarter, up from $27.9 billion for the year-ago quarter and $30.1 billion in the prior quarter. Year-to-date, AEA totaled $33.5 billion, up from $32.6 billion in 2012, reflecting growth in commercial loans and leases, partially offset by prior year sales of student loans.

NFM was 4.22%, improved from the year-ago quarter. Excluding debt redemption charges in the prior period, NFM improved from 4.02% in the year-ago quarter, primarily reflecting lower funding costs, and declined from 4.62% in the prior quarter. About half of the sequential decline was driven by the combination of lower interest recoveries, less benefit from suspended depreciation and lower FSA loan accretion. The remaining decline was primarily due to lower lease revenue, reflecting pressure on certain renewal lease rates in the commercial air portfolio, and the sale of Dell Europe assets, which had higher yields. The fourth quarter will include the full impact of that portfolio sale, as the remaining assets were sold at the start of the fourth quarter. Year-to-date, NFM was 4.50%, excluding debt redemption charges, up from 3.79% in 2012.

Provision for credit losses for the 2013 third quarter was $16 million, compared to an insignificant amount in the year-ago quarter, and $15 million in the prior quarter. Year-to-date, provision for credit losses for 2013 was $51 million, essentially flat with last year. The nine-month provision was essentially flat with the prior year despite higher net charge-offs in 2013. The current year charge-offs included amounts related to receivables transferred to assets held for sale, which had no net provision impact.

Other income for the 2013 third quarter of $105 million increased from $87 million in the year-ago quarter and $79 million in the prior quarter. The sequential increase is attributable to higher gains on asset sales and other revenue, including gains related to the sale of Vendor Finance and Transportation Finance assets in the current quarter, partially offset by impairments on loans and leases transferred to assets held for sale in conjunction with our international rationalization efforts. Year-to-date, other income was $254 million, down from $481 million in 2012, predominantly due to lower gains on asset sales, and to a lesser extent, lower recoveries on loans charged off pre-emergence and loans charged off prior to transfer to assets held for sale, and lower counterparty receivable accretion.

Operating expenses were $232 million compared to $235 million in the year-ago quarter and $230 million in the prior quarter. Excluding restructuring costs(5), operating expenses were $229 million, compared to $230 million in the year-ago quarter and $220 million in the prior quarter. The current period includes costs related to certain legal matters and our international rationalization efforts, while the prior quarter included a benefit in professional fees from a workout-related settlement. Headcount at September 30, 2013 was approximately 3,380, down from 3,630 a year ago and 3,420 at June 30, 2013. Year-to-date, operating expenses excluding restructuring charges of $18 million and $11 million, were $679 million for 2013 and $675 million for 2012.

Provision for income taxes in the third quarter of 2013 was $14 million, which primarily reflected the recognition of tax expense on international earnings and state tax expense in the U.S. The $4 million provision for taxes in the year-ago quarter reflected the change in geographic mix of earnings for that period. The $32 million provision in the prior quarter included over $20 million related to the establishment of valuation allowances on certain international deferred tax assets due to our international platform rationalizations. Year-to-date, provision for income taxes for 2013 was $61 million, down from $90 million last year.

Total assets at September 30, 2013 were $46.2 billion, up $1.6 billion from June 30, 2013 and $2.3 billion from December 31, 2012. Commercial financing and leasing assets (“Commercial FLA”) increased to $32.1 billion, up $0.4 billion from June 30, 2013, and $1.9 billion from December 31, 2012, as new origination volume and portfolio purchases more than offset collections and sales. Consumer loans totaled $3.5 billion, down by approximately $70 million from June 20, 2013 and $240 million from December 31, 2012, reflecting the continued run off of student loans. Cash and investments totaled $8.5 billion, compared to $7.3 billion at June 30, 2013 and $7.9 billion at December 31, 2012.

(4)	Net finance revenue and average earning assets are non-GAAP measures; see “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

(5)	Operating expenses excluding restructuring costs is a non-GAAP measure. See “Non-GAAP Financial Measurements” for reconciliation of non-GAAP to GAAP financial information.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   39

Credit metrics remained stable at cyclical lows, although, as in the prior quarter, charge-offs were elevated by amounts related to the transfer of loans to assets held for sale. Net charge-offs were $27 million (0.50% of average finance receivables), compared to $18 million (0.36%) in the year-ago quarter and $29 million (0.53%) in the prior quarter. Net charge-offs in the commercial segments were 0.59% of average finance receivables, compared to 0.44% in the year-ago quarter and 0.63% in the prior quarter. Recoveries of $9 million were lower than in recent quarters. Net charge-offs were negligible in Transportation Finance, and Trade Finance had net recoveries for the quarter and year-to-date. Charge-offs in Corporate Finance and Vendor Finance included $5 million and $7 million, respectively, related to transfers of loans to assets held for sale, while the prior quarter included $20 million of such charge-offs in Corporate Finance. Year-to-date, net charge-offs for 2013 were $66 million (0.40%) and $57 million (0.37%) last year. Non-accrual balances declined to $258 million (1.18% of finance receivables) at September 30, 2013 from $279 million (1.28%) at June 30, 2013 and $332 million (1.59%) at December 31, 2012.

NET FINANCE REVENUE

The following tables present management’s view of consolidated NFR and NFM and includes revenues from loans and leased equipment, net of interest expense and depreciation, in dollars and as a percent of AEA.

Net Finance Revenue(1) and Net Finance Margin (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2013	2013	2012	2013	2012
Interest income	$337.4	$351.6	$375.5	$1,044.8	$1,212.1
Rental income on operating leases	441.1	452.4	445.8	1,338.4	1,332.6
Finance revenue	778.5	804.0	821.3	2,383.2	2,544.7
Interest expense	(278.0)	(281.4)	(816.0)	(851.3)	(2,530.8)
Depreciation on operating lease equipment	(143.0)	(141.3)	(134.5)	(427.6)	(402.9)
Net finance revenue	$357.5	$381.3	$(129.2)	$1,104.3	$(389.0)
Average Earning Assets(1)(2) (“AEA”)	$33,904.8	$33,678.1	$32,264.0	$33,495.5	$32,592.0
As a % of AEA:
Interest income	3.98%	4.18%	4.66%	4.16%	4.96%
Rental income on operating leases	5.20%	5.37%	5.53%	5.33%	5.45%
Finance revenue	9.18%	9.55%	10.19%	9.49%	10.41%
Interest expense	(3.28)%	(3.34)%	(10.12)%	(3.39)%	(10.35)%
Depreciation on operating lease equipment	(1.68)%	(1.68)%	(1.67)%	(1.70)%	(1.65)%
Net finance margin	4.22%	4.53%	(1.60)%	4.40%	(1.59)%
Net Finance Margin by Segment:
Corporate Finance	2.90%	3.25%	(0.31)%	3.20%	(0.10)%
Transportation Finance	5.05%	5.26%	(1.74)%	5.07%	(1.84)%
Trade Finance	2.93%	2.83%	(3.43)%	2.81%	(3.65)%
Vendor Finance	7.06%	7.67%	3.40%	7.50%	2.55%
Commercial Segments	4.68%	5.00%	(0.46)%	4.87%	(0.62)%
Consumer	1.21%	1.62%	0.17%	1.55%	0.22%

(1)	NFR and AEA are non-GAAP measures; see reconciliation of non-GAAP to GAAP financial information.

(2)	AEA are less than comparable balances displayed later in this document in ‘Select Data’ (Quarterly Average Balances) due to the exclusion of deposits with banks and other investments and the inclusion of credit balances of factoring clients.

NFR and NFM are key metrics used by management to measure the profitability of our lending and leasing assets. NFR includes interest and fee income on our loans and capital leases, rental income and depreciation from our operating lease equipment, interest and dividend income on cash and investments, as well as funding costs. Since our asset composition includes a high level of operating lease equipment (37% of AEA for the September 30, 2013 quarter), NFM is a more appropriate metric for CIT than net interest margin (“NIM”) (a common metric used by other bank holding companies), as NIM does not fully reflect the earnings of our portfolio because it includes the impact of debt costs on all our assets but excludes the net revenue (rental income less depreciation) from operating leases.

NFR increased from the year-ago quarter largely due to the negative impact of accelerated debt FSA accretion in the year-ago quarter, reflecting repayments of high cost debt,

40   CIT GROUP INC

and decreased from the prior quarter, as lower revenues and FSA accretion offset revenue earned on the higher level of assets. There was no accelerated FSA accretion on debt extinguishments this quarter, while the year-ago quarter included $454 million and the prior quarter had $8 million. Year-to-date, accelerated FSA accretion on debt extinguishments decreased NFR by $26 million in 2013 and $1.3 billion in 2012. The higher 2012 FSA interest expense accretion amounts reflect repayments of Series A and C Notes. The 2013 accelerated FSA discount related to the repayment of senior unsecured notes issued under CIT’s InterNotes retail notes program. See “InterNotes” in Funding and Liquidity. See Fresh Start Accounting section for FSA accretion details and the first table in Results by Business Segment for accelerated debt FSA accretion impact on each segment.

As detailed in the following table, excluding debt redemption charges, adjusted NFR was up from the year-ago quarter primarily on lower funding costs. Adjusted NFR was down from the prior quarter as discussed below.

Adjusted NFR(1) ($) and NFM(1) (%) (dollars in millions)

	Quarters Ended
	September 30, 2013		June 30, 2013		September 30, 2012
NFR / NFM	$357.5	4.22%	$381.3	4.53%	$(129.2)	(1.60)%
Accelerated FSA net discount/(premium) on debt extinguishments and repurchases	–	–	8.1	0.09%	453.9	5.62%
Adjusted NFR / NFM	$357.5	4.22%	$389.4	4.62%	$324.7	4.02%

	Nine Months Ended September 30,
	2013		2012
NFR / NFM	$1,104.3	4.40%	$(389.0)	(1.59)%
Accelerated FSA net discount/(premium) on debt extinguishments and repurchases	25.9	0.10%	1,315.7	5.38%
Adjusted NFR / NFM	$1,130.2	4.50%	$926.7	3.79%

(1)	Adjusted NFR and NFM are non-GAAP measures, see “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

NFM was up from the year-ago quarter and year-to-date primarily reflecting lower accelerated debt FSA accretion. Adjusted NFM improved over the respective 2012 periods primarily reflecting lower funding costs. Lower funding costs resulted from our liability management actions, which included paying off high cost debt in 2012 and increasing the proportion of deposits in our funding mix.

The adjusted net finance margin declined 40 basis points from the prior quarter to 4.22%. About half the decline related to three noteworthy items: lower interest recoveries, less benefit from suspended depreciation and lower FSA loan accretion. Interest recoveries, which result from events such as prepayments on or sales of non-accrual assets and assets returning to accrual status, declined during the quarter from previous elevated levels. NFM also benefits from suspended depreciation on operating lease equipment held for sale, since no depreciation is recorded while this equipment is held for sale (detailed further below). This benefit declined in the third quarter primarily due to the sale of the first tranche of the Dell Europe portfolio, and will decline further in the fourth quarter as a result of the sale of the remaining Dell Europe assets in October. See Segments – Vendor Finance for further discussion on the Dell Europe portfolio sale.

The remaining sequential decline was primarily due to lower revenue, reflecting pressure on certain renewal lease rates in the commercial air portfolio, and the sale of the first tranche of the Dell Europe portfolio, which contained high-yielding assets. The fourth quarter results will include the full impact of that portfolio sale, as the remaining assets were sold on October 1.

Interest income was down from the year-ago quarter and prior quarter, reflecting lower benefit of FSA income accretion. FSA income accretion totaled $20 million in the current quarter, compared to $59 million in the year-ago quarter and $28 million in the prior quarter. Year-to-date, interest income was down from the prior year and included $79 million of FSA income accretion compared to $227 million last year. The remaining accretable FSA discount on loans was $238 million at September 30, 2013, the majority of which is related to student loans and expected to accrete over the next 10 years. The declines in FSA accretion were partially offset by higher quarterly commercial average earning assets, up 9% from September 30, 2012 and up slightly from June 30, 2013.

Interest expense declined reflecting our liability management actions, primarily the repayment of high cost debt and the increasing proportion of deposits in total funding. As a result of our debt redemption activities and the increased proportion of deposits to total funding, we reduced weighted average coupon rates of outstanding deposits and long-term borrowings to 3.09% at September 30, 2013, from 3.25% at September 30, 2012 and unchanged from June 30, 2013. Deposits were 35% of total CIT funding at September 30, 2013, compared to 28% at September 30, 2012 and nearly 35% at June 30, 2013. The weighted average rate of total CIT deposits at September 30, 2013 was 1.54%, compared to 1.93% at September 30, 2012 and

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   41

1.59% at June 30, 2013. The weighted average coupon rate of long-term borrowings at September 30, 2013 was 3.93%, compared to 3.74% at September 30, 2012 and 3.87% at June 30, 2013. Long-term borrowings and deposits are discussed in Funding and Liquidity. See Select Financial Data section for more information on Long-term borrowing rates.

The following table sets forth the details on net operating lease revenue(6), before and after the impact of FSA:

Net Operating Lease Revenue as a % of Average Operating Leases(1) (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2013	2013	2012	2013	2012
Rental income on operating leases	14.25%	14.72%	14.84%	14.44%	14.78%
Depreciation on operating lease equipment	(4.62)%	(4.60)%	(4.48)%	(4.61)%	(4.47)%
Net operating lease revenue %	9.63%	10.12%	10.36%	9.83%	10.31%
Net operating lease revenue %, excluding FSA	6.80%	7.16%	7.27%	6.93%	7.13%
Net operating lease revenue	$298.1	$311.1	$311.3	$910.8	$929.7
Average Operating Lease Equipment (“AOL”)	$12,383.9	$12,295.8	$12,017.3	$12,357.8	$12,019.9

(1)	Net operating lease revenue and AOL are non-GAAP measures; see reconciliation of non-GAAP to GAAP financial information.

Net operating lease revenue decreased from the year-ago quarter and prior quarter, as the benefit of increased assets was more than offset by lower renewal rates. These factors are also reflected in the net operating lease revenue as a percent of AOL. Net operating lease revenue included benefits from net FSA accretion, primarily in the form of lower depreciation expense, of approximately $47 million for the current quarter, $45 million for the year-ago quarter and $47 million last quarter and $142 million for each of the 2013 and 2012 year-to-date periods, respectively. Equipment sales were down modestly, contributing to a relatively flat AOL compared to last quarter.

Net operating lease revenue, which was primarily generated from the commercial air and rail portfolios, decreased from both prior periods due to higher depreciation expense and lower rental income. On average, lease renewal rates in the rail portfolio were re-pricing higher, while the commercial air portfolio has been re-pricing slightly down, putting pressure on overall rental revenue.

Rental income decreased from both the year-ago quarter and the prior quarter. While utilization and asset levels remained strong, lower rental revenue reflected asset sales and pressure on certain aircraft renewal rates. Commercial aircraft utilization remained strong with 100% leased or under a commitment at September 30, 2013, and rail fleet utilization, including commitments, held relatively steady at 98%. All but two aircraft from our order book have leases in place through 2014. As of September 30, 2013, approximately 50 commercial aircraft have scheduled lease expirations in 2014, although portfolio management activities could cause actual renewals to differ from those scheduled. This level is significantly higher than in recent years, which will likely put pressure on the finance margin in 2014. We expect lease expirations for rail equipment in 2014 will represent slightly over 20% of the rail portfolio, a level that is lower than recent experience.

Depreciation on operating lease equipment increased from the year-ago quarter and year-to-date reflecting higher asset balances. Depreciation expense was reduced by FSA adjustments of approximately $50 million for each of the presented quarters and by $152 million and $161 million year-to-date 2013 and 2012, respectively.

Depreciation expense for the periods presented benefit from certain operating lease equipment being recorded as assets held for sale. Once a long-lived asset is classified as assets held for sale, depreciation expense is no longer recognized, but the asset is evaluated for impairment with any such charge recorded in other income. Consequently, net operating lease revenue includes rental income on operating lease equipment classified as assets held for sale, but there is no related depreciation expense. The amount of depreciation not recognized on operating lease equipment in assets held for sale totaled $19 million for the current quarter, $26 million for the year-ago quarter and $24 million for the prior quarter. The decrease primarily reflects the sale by Vendor Finance during the quarter of the first tranche of the previously announced Dell Europe portfolio, which included operating lease equipment. The amount of depreciation not recognized on operating lease equipment in assets held for sale year-to-date totaled $68 million for 2013 and $68 million in 2012.The amount of impairment recorded on operating lease assets held for sale totaled $26 million, $27 million and $21 million for the quarters ended September 30, 2013 and 2012, and June 30, 2013, respectively. Impairments recorded year-to-date totaled $69 million for 2013 and $76 million in 2012. Operating

(6)	Net operating lease revenue and average operating lease equipment are non-GAAP measures; see reconciliation of non-GAAP to GAAP financial information.

42   CIT GROUP INC

lease equipment in assets held for sale totaled $237 million at September 30, 2013, $532 million at September 30, 2012 and $448 million at June 30, 2013, primarily reflecting the remaining Dell Europe platform assets, which were sold in the fourth quarter, and transportation equipment. See discussion of Dell Europe platform sale in Results by Business Segment — Vendor Finance.

See “Non-interest Income — Impairment on assets held for sale”, “Expenses — Depreciation on operating lease equipment” and “Concentrations — Operating Leases” for additional information.

CREDIT METRICS

Credit quality metrics remained stable at cyclical lows. Similar to the prior quarter, charge-offs were elevated by amounts related to loans transferred to assets held for sale (“HFS”) status. The current quarter included $12 million ($7 million in Vendor Finance and $5 million in Corporate Finance) and the prior quarter included $20 million in Corporate Finance.

Management continues to believe that credit metrics are at, or near, cyclical lows, and does not expect sustained improving trends from these levels. At current levels, sequential quarterly movements in non-accrual loans and charge-offs in Corporate Finance, Trade Finance and Transportation Finance are subject to volatility around longer term trends if larger accounts migrate in and out of non-accrual status or get resolved. Given the smaller ticket, flow nature of Vendor Finance, we do not expect significant quarter-over-quarter movement, absent sales activities in this business.

The analysis that follows focuses on credit trends in the Commercial segments, as charge-offs, reserves and non-accrual loans are not significant in our Consumer portfolio of U.S. government guaranteed student loans.

As a percentage of average finance receivables, net charge-offs in the Commercial segments were 0.59% in the current quarter, versus 0.44% in the year-ago quarter and 0.63% in the prior quarter. Comparable current and prior year nine-month percentages were 0.48% and 0.47%. Absent HFS transfer-related charge-offs, Commercial segment net charge-offs were 0.32% and 0.23% for the quarter and nine months, as Trade Finance was in a net recovery position for both the quarter and nine months and Transportation Finance remained at particularly low levels. Recoveries were down from prior year and prior quarter, particularly in Corporate Finance and Vendor Finance.

Non-accrual loans in the Commercial segments declined to $258 million (1.41% of finance receivables) at September 30, 2013 from $330 million (1.93%) at December 31, 2012 and $279 million (1.53%) at the end of the prior quarter. The improvement for the quarter was driven by Corporate Finance and Transportation Finance.

The provision for credit losses was $16 million for the current quarter, compared to essentially zero and $15 million in the year-ago quarter and the prior quarter, respectively. Net charge-offs exceeded the provision in each of the three periods. Year-to-date, the provision was $51 million in the current period versus $52 million in 2012, despite a $9 million increase in net charge-offs, reflecting the HFS transfer-related charge-offs in the current year of $35 million; there was no similar impact on the respective prior year provisions.

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

The following table presents detail on our allowance for loan losses, including charge-offs and recoveries and provides summarized components of the provision and allowance:

Allowance for Loan Losses and Provision for Credit Losses (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2013	2013	2012	2013	2012
Allowance – beginning of period	$367.2	$386.0	$414.2	$379.3	$407.8
Provision for credit losses(1)	16.4	14.6	–	50.5	51.5
Other(1)	(0.4)	(4.3)	1.7	(8.0)	(4.6)
Net additions	16.0	10.3	1.7	42.5	46.9
Gross charge-offs(2)	(36.6)	(48.1)	(35.5)	(109.0)	(107.7)
Recoveries(3)	9.5	19.0	17.5	43.3	50.9
Net Charge-offs	(27.1)	(29.1)	(18.0)	(65.7)	(56.8)
Allowance – end of period	$356.1	$367.2	$397.9	$356.1	$397.9
Loans
Commercial Segments	$18,363.0	$18,148.1	$16,627.6
Consumer	3,459.7	3,530.2	3,755.8
Total loans	$21,822.7	$21,678.3	$20,383.4
Allowance
Commercial Segments	$356.1	$367.2	$397.9
Consumer	–	–	–
Total allowance	$356.1	$367.2	$397.9
Ratios
Allowance for loan losses as a percentage of total loans	1.63%	1.69%	1.95%
Allowance for loan losses as a percentage of commercial loans	1.94%	2.02%	2.39%

	Provision for Credit Losses
	Quarters Ended			Nine Months Ended		Allowance for Loan Losses
	September 30,	June 30,	September 30,	September 30,		September 30,	December 31,
	2013	2013	2012	2013	2012	2013	2012
Specific reserves on commercial impaired loans	$(9.0)	$1.3	$1.6	$(11.3)	$0.9	$33.9	$45.2
Non-specific reserves – commercial	(1.7)	(15.8)	(19.6)	(3.9)	(6.2)	322.2	334.1
Net charge-offs – commercial	27.1	29.1	18.0	65.7	56.3	–	–
Net charge-offs – consumer	–	–	–	–	0.5	–	–
Total	$16.4	$14.6	$–	$50.5	$51.5	$356.1	$379.3

(1)	Includes amounts related to reserves on unfunded loan commitments, letters of credit and for deferred purchase agreements, which are reflected in other liabilities, as well as foreign currency translation adjustments. Related other liabilities totaled $29 million, $27 million and $22 million for the quarters ended September 30, 2013, June 30, 2013 and September 30, 2012, respectively.

(2)	Gross charge-offs included $12 million, $21 million and $35 million of charge-offs related to the transfer of loans to assets held for sale for the quarters ended September 30 and June 30, 2013 and nine months ended September 30, 2013, respectively.

(3)	Recoveries for the quarters ended September 30, 2013, June 30, 2013 and September 30, 2012 do not include $6 million, $6 million and $9 million, respectively, and for the nine months ended September 30, 2013 and 2012 do not include $17 million and $38 million , respectively, of recoveries of loans charged off pre-emergence and loans charged off prior to the transfer to assets held for sale, which are included in Other Income.

The allowance for loan losses as a percentage of finance receivables for the Commercial Segments (i.e. excluding U.S. government-guaranteed student loans) was 1.94%, 2.39% and 2.21% as of September 30, 2013, September 30, 2012 and December 31, 2012, respectively. The declining trend over these periods reflects the continued liquidation of lower credit quality assets, which had higher expected losses than new originations. Specific reserves declined from prior periods consistent with the reduction in non-accrual loans.

44   CIT GROUP INC

Including the U.S. government-guaranteed student loans, which have no related reserves, the comparable consolidated allowance for loan loss percentages were 1.63%, 1.95% and 1.82%, as of September 30, 2013, September 30, 2012 and December 31, 2012, respectively. The declining proportion of student loans in the periods presented caused the narrowing of the gap between the consolidated and commercial allowance rates over the periods presented.

Recoveries on pre-emergence (2009 and prior) charge-offs, and on charge-offs prior to transfer to assets held for sale, are recorded in non-interest income, and totaled $6 million, $9 million and $6 million for the current quarter, the year-ago quarter and the prior quarter, respectively. For the year-to-date periods, such amounts were $17 million and $38 million for 2013 and 2012, respectively. While prospective quarterly amounts could reflect episodic activity, management expects these amounts to generally decline as we move further away from the emergence date.

Finance receivable and allowance balances by segment are presented in the following tables:

Segment Finance Receivables and Allowance for Loan Losses (dollars in millions)

	Finance Receivables(1)	Allowance for Loan Losses	Net Carrying Value
September 30, 2013
Corporate Finance	$9,232.8	$(218.1)	$9,014.7
Transportation Finance	1,973.6	(28.6)	1,945.0
Trade Finance	2,295.8	(25.9)	2,269.9
Vendor Finance	4,860.8	(83.5)	4,777.3
Commercial Segments	18,363.0	(356.1)	18,006.9
Consumer	3,459.7	–	3,459.7
Total	$21,822.7	$(356.1)	$21,466.6
December 31, 2012
Corporate Finance	$8,173.0	$(229.9)	$7,943.1
Transportation Finance	1,853.2	(36.3)	1,816.9
Trade Finance	2,305.3	(27.4)	2,277.9
Vendor Finance	4,818.7	(85.7)	4,733.0
Commercial Segments	17,150.2	(379.3)	16,770.9
Consumer	3,697.4	–	3,697.4
Total	$20,847.6	$(379.3)	$20,468.3

(1)	Finance receivables include an accretable FSA discount of $238 million at September 30, 2013 as follows: Corporate Finance $11 million, Transportation Finance $27 million, Vendor Finance $6 million and Consumer $194 million. Non-accretable discount totaled $13 million at September 30, 2013, $12 million of which is included in the Corporate Finance balance, with the remaining in the Vendor Finance balance.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   45

The following table presents charge-offs, by business segment. See Results by Business Segment for additional information.

Charge-offs as a Percentage of Average Finance Receivables (dollars in millions)

	Quarters Ended						Nine Months Ended September 30,
	September 30, 2013		June 30, 2013		September 30, 2012		2013		2012
Gross Charge-offs
Corporate Finance(1)	$9.1	0.40%	$30.3	1.33%	$10.9	0.57%	$43.6	0.65%	$36.5	0.66%
Transportation Finance	1.2	0.23%	–	–	2.9	0.67%	4.5	0.31%	11.7	0.93%
Trade Finance	0.7	0.13%	0.8	0.13%	3.2	0.53%	2.3	0.13%	6.6	0.37%
Vendor Finance(1)	25.6	2.07%	17.0	1.38%	18.5	1.63%	58.6	1.60%	51.9	1.54%
Commercial Segments	36.6	0.80%	48.1	1.04%	35.5	0.87%	109.0	0.80%	106.7	0.90%
Consumer	–	–	–	–	–	–	–	–	1.0	0.03%
Total	$36.6	0.67%	$48.1	0.87%	$35.5	0.71%	$109.0	0.67%	$107.7	0.71%
Recoveries(2)
Corporate Finance	0.2	0.01%	$8.1	0.36%	$5.9	0.31%	$11.0	0.16%	$18.3	0.33%
Transportation Finance	1.1	0.22%	0.9	0.18%	–	–	2.0	0.14%	–	–
Trade Finance	1.4	0.25%	1.3	0.21%	3.2	0.53%	5.3	0.30%	4.0	0.22%
Vendor Finance	6.8	0.55%	8.7	0.71%	8.4	0.75%	25.0	0.68%	28.1	0.83%
Commercial Segments	9.5	0.21%	19.0	0.41%	17.5	0.43%	43.3	0.32%	50.4	0.43%
Consumer	–	–	–	–	–	–	–	–	0.5	0.01%
Total	$9.5	0.17%	$19.0	0.34%	$17.5	0.35%	$43.3	0.27%	$50.9	0.34%
Net Charge-offs(2)
Corporate Finance(1)	$8.9	0.39%	$22.2	0.97%	$5.0	0.26%	$32.6	0.49%	$18.2	0.33%
Transportation Finance	0.1	0.01%	(0.9)	(0.18%)	2.9	0.67%	2.5	0.17%	11.7	0.93%
Trade Finance	(0.7)	(0.12%)	(0.5)	(0.08%)	–	–	(3.0)	(0.17%)	2.6	0.15%
Vendor Finance(1)	18.8	1.52%	8.3	0.67%	10.1	0.88%	33.6	0.92%	23.8	0.71%
Commercial Segments	27.1	0.59%	29.1	0.63%	18.0	0.44%	65.7	0.48%	56.3	0.47%
Consumer	–	–	–	–	–	–	–	–	0.5	0.02%
Total	$27.1	0.50%	$29.1	0.53%	$18.0	0.36%	$65.7	0.40%	$56.8	0.37%

(1)	Corporate Finance charge-offs for the quarters ended September 30 and June 30, 2013 included approximately $5 million and $20 million, respectively, related to the transfer of receivables to assets held for sale and the nine months ended September 30, 2013 included $27 million. Vendor Finance charge-offs for the quarter and nine months ended September 30, 2013 included approximately $7 million and $8 million, respectively, related to the transfer of receivables to assets held for sale.

(2)	Net charge-offs do not include recoveries of loans charged off pre-emergence and loans charged off prior to transfer to held for sale, which are recorded in Other Income.

Absent the previously discussed amounts related to HFS transfers, charge-offs remained at low levels in all segments, consistent with the continued decline in non-accrual loans. On this basis, current quarter, prior quarter and current year nine month gross charge-offs in the Commercial segments were 0.53%, 0.58% and 0.55%.

Recovery levels were down from recent quarters, particularly in Corporate Finance, which benefitted from a large recovery in the Canadian healthcare unit in the prior quarter. While prospective quarterly amounts could reflect episodic activity, management expects recoveries to generally decline due to the reduced level of gross charge-offs.

The Consumer portfolio consists of student loans that are 97%–98% guaranteed by the U.S. government, thereby mitigating our ultimate credit risk.

46   CIT GROUP INC

The tables below present information on non-accrual loans, which includes assets held for sale for each period:

Non-accrual and Accruing Past Due Loans (dollars in millions)

	September 30, 2013	December 31, 2012
Non-accrual loans
U.S.	$206.0	$273.2
Foreign	52.3	57.0
Commercial Segments	258.3	330.2
Consumer	–	1.6
Non-accrual loans	$258.3	$331.8
Troubled Debt Restructurings
U.S.	$234.6	$263.2
Foreign	4.6	25.9
Restructured loans	$239.2	$289.1
Accruing loans past due 90 days or more
Government guaranteed accruing student loans past due 90 days or more	$226.2	$231.4
Other accruing loans past due 90 days or more	5.4	3.4
Accruing loans past due 90 days or more	$231.6	$234.8

Segment Non-accrual Loans as a Percentage of Finance Receivables (dollars in millions)

	September 30, 2013		June 30, 2013		December 31, 2012
Corporate Finance	$155.4	1.68%	$172.6	1.95%	$211.9	2.59%
Transportation Finance	–	–	12.9	0.65%	40.5	2.18%
Trade Finance	6.6	0.29%	2.7	0.12%	6.0	0.26%
Vendor Finance	96.3	1.98%	90.3	1.82%	71.8	1.49%
Commercial Segments	258.3	1.41%	278.5	1.53%	330.2	1.93%
Consumer	–	–	–	–	1.6	0.04%
Total	$258.3	1.18%	$278.5	1.28%	$331.8	1.59%

Non-accrual loans declined $20 million in the third quarter, as reductions in Corporate Finance and Transportation Finance more than offset an increase in Vendor Finance. The reduction in Corporate Finance reflected both charge-offs and repayments, while the reduction in Transportation Finance was primarily repayment activity. Approximately $60 million of the non-accrual loan balance at September 30, 2013 relates to HFS assets.

Approximately 65% of our non-accrual accounts at September 30, 2013 were current with payments and our impaired loan carrying value (including FSA discount, specific reserves and charge-offs) to estimated outstanding contractual balances approximated 84%. For this purpose, impaired loans are comprised principally of non-accrual loans over $500,000 and TDRs.

Foregone Interest on Non-accrual Loans and Troubled Debt Restructurings (dollars in millions)

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	U.S.	Foreign	Total	U.S.(1)	Foreign	Total
Interest revenue that would have been earned at original terms	$41.9	$9.3	$51.2	$61.7	$9.4	$71.1
Less: Interest recorded	14.2	2.5	16.7	17.2	2.6	19.8
Foregone interest revenue	$27.7	$6.8	$34.5	$44.5	$6.8	$51.3

(1)	Prior period balances have been conformed to current period presentation.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   47

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

The tables that follow reflect loan carrying values as of September 30, 2013 and December 31, 2012 of accounts that have been modified.

Troubled Debt Restructurings and Modifications (dollars in millions)

	September 30, 2013			December 31, 2012
	Excluding FSA	Including FSA	% Compliant(1)	Excluding FSA	Including FSA	% Compliant(1)
Troubled Debt Restructurings
Deferral of principal and/or interest	$217.1	$212.8	99%	$258.2	$248.5	98%
Debt forgiveness	2.9	2.9	100%	2.8	2.5	95%
Interest rate reductions	1.7	1.7	100%	14.9	14.8	100%
Covenant relief and other	23.9	21.8	93%	25.4	23.3	80%
Total TDRs	$245.6	$239.2	99%	$301.3	$289.1	97%
Percent non accrual	32%	31%		29%	29%

Modifications(2)	Excluding FSA	Including FSA	% Compliant(1)	Excluding FSA	Including FSA	% Compliant(1)
Extended maturity	$49.2	$45.1	53%	$124.7	$111.5	97%
Covenant relief	98.2	96.2	93%	115.5	113.6	100%
Interest rate increase/additional collateral	21.8	21.8	100%	80.3	79.6	100%
Other	113.2	102.1	100%	62.8	62.4	100%
Total Modifications	$282.4	$265.2	95%	$383.3	$367.1	99%
Percent non-accrual	24%	20%		27%	25%

(1)	% Compliant is calculated using carrying values including FSA for Troubled Debt Restructurings and Modifications.

(2)	Table depicts the predominant element of each modification, which may contain several of the characteristics listed.

See Note 2 — Loans for additional information regarding TDRs and other credit quality information.

48   CIT GROUP INC

NON-INTEREST INCOME

Non-interest Income (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2013	2013	2012	2013	2012
Rental income on operating leases	$441.1	$452.4	$445.8	$1,338.4	$1,332.6
Other Income:
Factoring commissions	$32.3	$29.0	$33.1	$91.3	$94.3
Gains on sales of leasing equipment	30.7	33.8	34.6	86.8	77.1
Fee revenues	25.3	27.4	18.6	73.1	63.4
Gains (losses) on loan and portfolio sales	23.5	(4.5)	4.7	24.3	172.5
Recoveries of loans charged off pre-emergence and loans charged off prior to transfer to assets held for sale	6.3	6.3	8.6	16.8	37.6
Counterparty receivable accretion	1.0	2.0	3.3	6.1	52.5
Gain on investments	1.0	1.2	5.0	4.6	28.3
Gains (losses) on derivatives and foreign currency exchange	0.9	2.4	0.5	2.7	(5.0)
Impairment on assets held for sale	(44.6)	(22.1)	(27.7)	(89.3)	(78.2)
Other revenues	28.4	3.8	6.0	37.8	38.9
Total other income	104.8	79.3	86.7	254.2	481.4
Total non-interest income	$545.9	$531.7	$532.5	$1,592.6	$1,814.0

Non-interest Income includes Rental Income on Operating Leases and Other Income.

Rental income on operating leases from equipment we lease is recognized on a straight line basis over the lease term. Rental income is discussed in “Net Finance Revenues” and “Results by Business Segment”. See also “Concentrations — Operating Leases” for additional information on operating leases.

Other income increased from the prior quarter and the year-ago quarter reflecting the following:

Factoring commissions of $32.3 million were down slightly from the year-ago period, as changes in the underlying portfolio mix offset increased year to date factoring volume. The 11% increase from the prior quarter was consistent with the increase in volume. Factoring volume was $6.6 billion, up 4% from the year-ago quarter, and 11% sequentially reflecting normal seasonality.

Gains on sales of leasing equipment resulted from the sale of approximately $410 million of equipment in the current quarter, $275 million in the year-ago quarter and $420 million in the prior quarter. Gains as a percentage of equipment sold decreased from the year-ago quarter and prior quarter and will vary based on the type and age of equipment sold. Equipment sales for the current quarter consisted of approximately $310 million in Transportation Finance, $70 million in Vendor Finance and $30 million in Corporate Finance. Year-ago quarter equipment sales consisted of approximately $135 million in Transportation Finance, $60 million in Vendor Finance and $80 million in Corporate Finance. Prior quarter equipment sales consisted of approximately $330 million in Transportation Finance, $60 million in Vendor Finance and $30 million in Corporate Finance. Gains for the nine months ended September 30, 2013 and 2012 resulted from the sales of $1,050 million and $850 million of equipment, respectively.

Fee revenues include fees on lines of credit and letters of credit, capital markets-related fees, agent and advisory fees, and servicing fees for the loans we sell but retain servicing, including servicing fees in the small business lending portfolio, which is in assets held for sale. Fee revenues are mainly driven by our Corporate Finance segment and decreased $2 million from the prior quarter. The increases from the prior year periods include higher fees from capital markets activities. Fee revenue generated for servicing the small business lending portfolio which approximated $3 million per quarter in 2013, will go away upon the sale of that portfolio.

Gains (losses) on loan and portfolio sales in the current quarter reflected $290 million of sales, the majority of which was in Vendor Finance ($21 million gain), reflecting the sale of the first tranche of the Dell Europe portfolio. On October 1, 2013 we sold the remainder of the Dell Europe portfolio and we anticipate a similar amount of gain to be recorded in the fourth quarter as was recorded in the third quarter. Sales in the year-ago quarter totaled $85 million, mostly in Corporate Finance ($4 million gain). Prior quarter sales totaled $55 million, the majority of which was in Vendor Finance, including portfolio sales related to the international platform rationalization, which resulted in a $5 million loss primarily due to the recognition of foreign currency translations that were previously recorded in OCI. Gains for the nine months ended September 30, 2012 included a gain of $138 million in the first quarter of 2012 related to the completion of the final phases of a Corporate Finance loan portfolio sale.

Recoveries of loans charged off pre-emergence and loans charged off prior to transfer to assets held for sale reflected repayments or other workout resolutions on loans charged off prior to emergence from bankruptcy and loans charged off prior to classification as assets held for sale. Unlike recoveries on loans charged off post emergence, these recoveries are recorded as other income, not as part of the provision for

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   49

credit losses. The decreases from the prior year were expected as the Company moves further away from its emergence date, but future recoveries could be elevated if specific workouts occur.

Counterparty receivable accretion relates to the FSA accretion of a fair value discount on the receivable from Goldman Sachs International (“GSI”) related to the GSI Facilities, which are total return swaps (as discussed in Funding and Liquidity). The discount is accreted into income over the expected term of the payout of the associated receivables. FSA accretion on the counterparty receivable was accelerated during the 2012 second quarter to reflect a return of cash to CIT due to higher valuation of pledged assets in the GSI Facilities. FSA accretion remaining on the counterparty receivable was $15 million at September 30, 2013.

Gains on investments reflected sales of equity investments, primarily in Corporate Finance.

Gains (losses) on derivatives and foreign currency exchange include the impact of transactional foreign currency movements, which resulted in gains of $61 million in the current quarter as the U.S. dollar weakened against other currency exposures, losses of $26 million in the prior quarter as the U.S. dollar strengthened against other currency exposures and gains of $35 million in the year-ago quarter. These were partially offset by losses of $60 million in the current quarter, gains of $33 million in the prior quarter and losses of $31 million in the year-ago quarter, respectively, on derivatives that economically hedge foreign currency movements and other exposures. In addition, there was an insignificant loss in the current quarter, a loss of $5 million in the prior quarter, and no gain or loss in the year-ago quarter recorded for valuation of the derivatives within the GSI facility. Gains and losses from realization of cumulative translation adjustment (CTA) were not significant for the current and prior quarter, with a loss of $4 million in the year-ago quarter upon sale of a subsidiary. For additional information on the impact of derivatives on the income statement, please refer to Note 6 — Derivative Financial Instruments.

Impairment on assets held for sale in the current quarter included $18 million of charges related to Vendor Finance’s Dell Europe portfolio operating lease equipment, $16 million on assets transferred to assets held for sale related to the exit from Vendor Finance subscale international operations, $7 million related to commercial aerospace equipment and $3 million for Corporate Finance loans. The year-ago quarter primarily consisted of $21 million for Dell Europe and $6 million of transportation equipment, mostly aerospace assets. The prior quarter included $21 million of charges related to Dell Europe and $1 million related to the exit from subscale international operations. The decline in Vendor Finance operating lease asset held for sale impairments relates to the sale of the first tranche of the Dell Europe portfolio that occurred in the third quarter. The sale of the remaining assets related to the Dell Europe portfolio was completed early in the 2013 fourth quarter. The 2013 nine month period included $77 million of charges for Vendor Finance, $9 million for Transportation Finance and $3 million for Corporate Finance; and the 2012 nine month period included $60 million for Vendor Finance, $16 million for Transportation Finance and $2 million for Corporate Finance. When a long-lived asset is classified as held for sale, depreciation expense is suspended and the asset is evaluated for impairment with any such charge recorded in other income. (See Expenses for related discussion on depreciation on operating lease equipment).

Other revenues include items that are more episodic in nature, such as proceeds received in excess of carrying value on non-accrual accounts held for sale, which were repaid or had another workout resolution, and insurance proceeds in excess of carrying value on damaged leased equipment. The current quarter includes a $13 million gain on the sale of a workout-related claim in Transportation Finance plus approximately $6 million of revenues related to the Dell Europe portfolio.

EXPENSES

Other Expenses (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2013	2013	2012	2013	2012
Depreciation on operating lease equipment	$143.0	$141.3	$134.5	$427.6	$402.9
Operating expenses:
Compensation and benefits	$133.2	$135.9	$138.5	$406.1	$408.8
Technology	22.3	20.1	19.4	62.2	56.0
Professional fees	24.5	12.2	18.1	55.4	51.4
Net occupancy expense	9.0	8.6	9.2	27.0	28.1
Provision for severance and facilities exiting activities	3.2	9.5	5.0	18.4	11.0
Advertising and marketing	3.7	6.3	10.2	17.7	27.3
Other expenses	36.3	37.1	34.8	110.4	103.7
Total operating expenses	232.2	229.7	235.2	697.2	686.3
Loss on debt extinguishments	–	–	16.8	–	61.2
Total other expenses	$375.2	$371.0	$386.5	$1,124.8	$1,150.4
Headcount	3,380	3,420	3,630

50   CIT GROUP INC

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

Operating expenses were up 1% from the prior quarter and down 1% from the year-ago quarter. Excluding restructuring charges, operating expenses were up 4% from the prior quarter, as an increase in certain professional fees offset lower employee costs, and down $1 million from the year-ago quarter. Bank deposit raising costs, which are reflected across various expense categories, but mostly within advertising and marketing and within other expense for FDIC insurance costs, totaled approximately $8 million for the current quarter, compared to $10 million for the year-ago quarter and $8 million for the prior quarter. Operating expenses reflect the following:

■	Compensation and benefits decreased 2% from the prior quarter while headcount decreased 1%. Compared to the year-ago quarter, there was a 4% decrease in expenses resulting from a 7% decrease in headcount and a change in the benefit plans, which was partially offset by higher employee costs from 2013 equity grants.

■	Professional fees include legal costs and other professional fees, such as tax, audit, and consulting services. Professional fees were up in the current quarter related to certain legal matters and our international rationalization efforts, while the prior quarter benefited from a workout-related settlement.

■	Provision for severance and facilities exiting activities reflects employee termination charges and costs associated with exiting facilities, such as lease termination costs.

■	Advertising and marketing expenses reflect costs associated with raising deposits plus other corporate marketing costs. Bank-related costs totaled $3 million in the current quarter, $7 million in the year-ago quarter and $4 million in the prior quarter.

■	Other expenses includes items such as travel and entertainment, insurance, FDIC costs, office equipment and supply costs and miscellaneous taxes (other than income taxes), such as VAT (value added tax), and sales and property taxes. The year to date increase primarily relates to an increase in miscellaneous taxes.

Operating expenses excluding restructuring charges were 2.70% as a percentage of AEA, above the target range of 2.00%–2.50%. Our target for the quarterly run rate of operating expenses, excluding restructuring charges, is approximately $215 million in 2014. Operating efficiency improvements are being phased in over 2013 and the full benefits of these actions will likely be realized later in 2014. The complexities of exiting certain countries and platforms will result in an elevated level of restructuring, legal and other related costs for another few quarters.

■	We have lowered headcount by approximately 250 since a year ago to 3,380 at September 30, 2013, modified several benefit plans and consolidated some offices.

■	We are progressing on our subscale platform rationalization strategy and have concluded our review of the Vendor Europe business. In total we plan to exit over 20 countries across Europe, South America and Asia, although we continue to have a presence in these regions. As a result of these decisions, we have moved portfolios of financing and leasing assets to assets held for sale, including our small business lending portfolio in Corporate Finance.

Losses on debt extinguishments in the year-ago quarter reflected underwriting costs and accelerated fees related to liability management actions.

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

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   51

The following table presents the remaining FSA adjustments by balance sheet caption:

Accretable Fresh Start Accounting (Discount) / Premium (dollars in millions)

	September 30, 2013	December 31, 2012
Loans	$(238.3)	$(355.3)
Operating lease equipment, net	(2,350.2)	(2,550.6)
Intangible assets, net	22.4	31.9
Other assets	(14.7)	(20.8)
Total assets	$(2,580.8)	$(2,894.8)
Deposits	$(0.1)	$3.5
Long-term borrowings	(303.5)	(369.4)
Other liabilities	0.3	1.7
Total liabilities	$(303.3)	$(364.2)

Interest income is increased by the FSA accretion on loans. Of the remaining $238 million balance as of September 30, 2013, $194 million is associated with the student loan portfolio. Due to the contractual maturity of the underlying loans, the majority of the accretion on consumer loans will be over a long time period, generally 10 years, while the majority of the remaining commercial loan accretion income is expected to be realized within the next 2 years.

Interest expense is increased by the amortization of the FSA discounts on long-term borrowings, which is recognized over the time to contractual maturity of the underlying debt. When we repay debt prior to its contractual maturity, and the repayments are accounted for as a debt extinguishment, the FSA discount is accelerated resulting in an increase to interest expense. Year-to-date, we recognized approximately $26 million related to debt redemptions, compared to $1.3 billion in 2012.

At September 30, 2013, long-term borrowings included $291 million of remaining FSA discount on secured borrowings, including 80% secured by student loans and 16% secured by aircraft. The maturity dates for the secured borrowings at September 30, 2013, range from 2013–2040. Over 75% of the FSA discount is expected to be recognized by the end of 2022. The remaining $13 million of FSA accretion on long term borrowings relates to unsecured borrowings.

Depreciation expense is reduced by the amortization of the operating lease equipment discount, essentially all of which is related to Transportation Finance aircraft and rail operating lease assets. We estimated an economic average life before disposal of these assets of approximately 15 years for aerospace assets and 30 years for rail assets.

An intangible asset was recorded to adjust operating lease rents that were, in aggregate, above then current market rental rates. These adjustments (net) are being amortized over the remaining term of the lease agreements on a straight line basis, thereby lowering rental income (a component of Non-interest Income and Net Finance Margin). The majority of the remaining accretion has a contractual maturity of less than two years.

Other assets relates primarily to a discount on receivables from GSI in conjunction with the GSI Facilities. The discount is accreted into other income as ’counterparty receivable accretion’ over the expected payout of the associated receivables. The GSI Facilities are discussed in “Funding and Liquidity” and also in Note 5 — Long-term Borrowings, and Note 6 — Derivative Financial Instruments in Item 1 Consolidated Financial Statements.

INCOME TAXES

Income Tax Data (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2013	2013	2012	2013	2012
Provision for income taxes, before discrete items	$18.1	$10.5	$5.7	$49.1	$61.5
Discrete items	(4.2)	21.7	(1.8)	12.2	28.1
Provision for income taxes	$13.9	$32.2	$3.9	$61.3	$89.6
Effective tax rate	6.5%	14.9%	(1.3)%	10.0%	(12.7)%

52   CIT GROUP INC

The Company’s third quarter tax provision was $13.9 million, compared to $32.2 million in the prior quarter and $3.9 million in the year-ago quarter. The current quarter’s tax provision primarily reflected income tax expense on the earnings of certain international operations and state income tax expense in the U.S. The $32.2 million second quarter tax provision included net discrete items of $21.7 million, of which approximately $24 million related to the establishment of valuation allowances on certain international deferred tax assets due to our international platform rationalizations. The $3.9 million provision for the third quarter of 2012 was primarily driven by changes in the geographic mix of earnings.

The Company’s tax provision was $61.3 million for the nine months ended September 30, 2013 compared to $89.6 million in the prior year period. The decrease from the prior year was primarily a result of the reduction in foreign income tax expense on lower international earnings combined with reduction in net discrete tax expense. Included in the year-to-date tax provision is approximately $12.2 million of net discrete tax expense that primarily related to the establishment of valuation allowances against certain international net deferred tax assets due to our international platform rationalizations, partially offset by incremental tax benefits associated with favorable settlements of prior year international tax audits.

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

RESULTS BY BUSINESS SEGMENT

As presented in the following table, and explained in each of the segment sections, pre-tax results improved from the year-ago quarter in each commercial segment, while results were mixed when excluding the impact of debt redemption charges, which is a non-GAAP measure. Sequentially, pre-tax results were down in Transportation Finance and Corporate Finance, while Trade Finance and Vendor Finance results reflected modest increases. Financing and leasing assets grew in most of the commercial segments from September 30, 2012, but were modestly down in Trade Finance. Sequentially, financing and leasing assets were up in Corporate Finance, and essentially flat in the other commercial segments.

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

Impacts of FSA Accretion and Debt Redemption Charges on Pre-tax Income (Loss) by Segment (dollars in millions)

	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Consumer	Corporate & Other	Total
Quarter Ended September 30, 2013
Income (loss) before (provision) benefit for income taxes	$36.5	$160.7	$17.5	$8.2	$5.1	$(14.3)	$213.7
Accelerated FSA net discount/(premium) on debt extinguishments and repurchases	–	–	–	–	–	–	–
Pre-tax income (loss) – excluding debt redemptions	$36.5	$160.7	$17.5	$8.2	$5.1	$(14.3)	$213.7
Quarter Ended June 30, 2013
Income (loss) before (provision) benefit for income taxes	$41.3	$164.7	$13.3	$4.8	$8.5	$(16.3)	$216.3
Accelerated FSA net discount/(premium) on debt extinguishments and repurchases	1.3	4.6	0.3	1.2	0.3	0.4	8.1
Pre-tax income (loss) – excluding debt redemptions	$42.6	$169.3	$13.6	$6.0	$8.8	$(15.9)	$224.4

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   53

Impacts of FSA Accretion and Debt Redemption Charges on Pre-tax Income (Loss) by Segment (dollars in millions) continued

	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Consumer	Corporate & Other	Total
Quarter Ended September 30, 2012
Income (loss) before (provision) benefit for income taxes	$(23.6)	$(94.4)	$(3.2)	$(47.6)	$(6.9)	$(118.8)	$(294.5)
Accelerated FSA net discount/(premium) on debt extinguishments and repurchases	69.8	229.1	16.1	59.1	12.1	67.7	453.9
Debt related – loss on debt extinguishments	–	–	–	–	–	16.8	16.8
Pre-tax income (loss) – excluding debt redemptions	$46.2	$134.7	$12.9	$11.5	$5.2	$(34.3)	$176.2
Nine Months Ended September 30, 2013
Income (loss) before (provision) benefit for income taxes	$102.9	$467.9	$39.5	$18.3	$23.4	$(41.2)	$610.8
Accelerated FSA net discount/(premium) on debt extinguishments and repurchases	4.2	14.5	1.1	4.0	1.0	1.1	25.9
Pre-tax income (loss) – excluding debt redemptions	$107.1	$482.4	$40.6	$22.3	$24.4	$(40.1)	$636.7
Nine Months Ended September 30, 2012
Income (loss) before (provision) benefit for income taxes	$95.4	$(291.6)	$(17.1)	$(154.7)	$(1.1)	$(337.5)	$(706.6)
Accelerated FSA net discount/(premium) on debt extinguishments and repurchases	220.9	637.4	46.1	197.1	34.5	179.7	1,315.7
Debt related – loss on debt extinguishments	–	–	–	–	–	61.2	61.2
Pre-tax income (loss) – excluding debt redemptions	$316.3	$345.8	$29.0	$42.4	$33.4	$(96.6)	$670.3

54   CIT GROUP INC

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

Corporate Finance – Financial Data and Metrics (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2013	2013	2012	2013	2012
Earnings Summary
Interest income	$126.0	$133.9	$140.1	$398.8	$487.0
Interest expense	(58.3)	(60.6)	(146.9)	(184.7)	(496.0)
Provision for credit losses	(4.4)	(7.4)	22.0	(24.5)	(8.4)
Rental income on operating leases	4.8	4.2	1.7	13.0	6.8
Other income	28.7	28.8	26.3	81.6	303.2
Depreciation on operating lease equipment	(2.7)	(2.5)	(1.0)	(7.4)	(3.3)
Operating expenses	(57.6)	(55.1)	(65.8)	(173.9)	(193.9)
Income before provision for income taxes	$36.5	$41.3	$(23.6)	$102.9	$95.4
Pre-tax income – excluding debt redemption charges(1)	$36.5	$42.6	$46.2	$107.1	$316.3
Select Average Balances
Average finance receivables (AFR)	$9,119.8	$9,147.2	$7,683.0	$8,945.0	$7,368.4
Average earning assets (AEA)	9,621.4	9,232.1	7,792.3	9,156.6	7,481.6
Statistical Data
Net finance revenue (interest and rental income, net of interest and depreciation expense) as a % of AEA	2.90%	3.25%	(0.31)%	3.20%	(0.10)%
Funded new business volume	$1,081.4	$1,326.1	$903.4	$3,367.2	$2,910.9

(1)	Non-GAAP measurement, see table at the beginning of this section for a reconciliation of non-GAAP to GAAP financial information.

Pre-tax earnings were not impacted by accelerated debt FSA interest expense accretion in the 2013 third quarter, but were reduced by $70 million in the year-ago quarter and $1 million in the prior quarter. Excluding accelerated debt FSA accretion, pre-tax income was down from the year-ago quarter, due to lower FSA accretion on loans and the prior year included a benefit from credit provisioning. These offset the benefit from lower borrowing costs in the current quarter. The year-to-date decline also included lower gains on asset sales. The market remains competitive in our middle market lending business. Pricing seems to have stabilized in the core middle market lending business, but at lower yields. In addition, competitive pressures have shifted more to leverage than pricing.

Financing and leasing assets grew nearly 5% during the quarter, reflecting strong third quarter new business volume and a slowdown of prepayment activity, while year-to-date growth of 19% included a portfolio acquisition. Newer initiatives, such as commercial real estate lending and equipment financing continued to contribute to growth. The Bank originated the vast majority of the U.S. funded volume in each of the periods presented. At September 30, 2013, approximately 75% of this segment’s financing and leasing assets were in the Bank.

Highlights included:

■	Net finance revenue (“NFR”) was $70 million and $220 million for the 2013 third quarter and year-to-date, respectively. Excluding accelerated debt FSA accretion, NFR was up from $64 million in the year-ago quarter and down from $76 million in the prior quarter. Year-to-date, excluding accelerated debt FSA accretion, NFR was $224 million, up from $215 million in the prior-year. The increases to the prior year periods generally reflect the impact of higher assets and improved funding costs that offset lower benefits from net FSA accretion. The sequential decline included lower fee-related revenue, reflecting less accelerated fees due to the slowdown in prepayment activity. Net FSA accretion, excluding the accelerated debt FSA accretion, increased NFR by $2 million for the 2013 third quarter, compared to increases of $21 million in the year-ago quarter and $7 million in the prior quarter. Year-to-date, the net

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   55

FSA accretion excluding the accelerated debt FSA accretion benefit for 2013 was $13 million, down from $80 million for 2012.

■	Other income was up from the year-ago quarter and flat sequentially.

■	Fee revenue was $16 million for the current quarter, including servicing fees related to the small business lending portfolio, up from $9 million in the year-ago quarter, reflecting higher capital markets fees, and down from $18 million in the prior quarter. Year-to-date, fee revenue totaled $46 million compared to $34 million last year. Fee revenue generated for servicing the small business lending portfolio, which approximated $3 million per quarter in 2013, will go away upon the sale of that portfolio.

■	Gains on asset sales (including receivables, equipment and investments) totaled $4 million in the 2013 current quarter, down from $12 million in the year-ago quarter and $2 million in the prior quarter. Contributing to the decline was the lower amount of assets sold, which included $75 million of equipment and receivables in the third quarter of 2013, compared to $149 million in the year-ago quarter and $47 million in the prior quarter. Year-to-date, gains on sales totaled $15 million compared to $194 million last year, due to a decline in assets sold from $597 million in 2012 to $218 million in 2013.

■	Recoveries of loans charged off pre-emergence and loans charged off prior to transfer to assets held for sale totaled $4 million in the 2013 third quarter, compared to $2 million in the year-ago quarter and $4 million in the prior quarter. Year-to-date, these type of recoveries totaled $10 million compared to $20 million last year. As we move further away from our emergence date, both recoveries and FSA counterparty receivable accretion are expected to continue to decline, but future recoveries could be elevated if specific workouts occur.

■	FSA-related counterparty receivable accretion was $1 million in the 2013 current quarter, compared to $2 million in each of the prior-year and prior quarters. Year-to-date, counterparty receivable accretion totaled $5 million compared to $40 million last year.

■	Credit trends remained stable. Non-accrual loans declined to $155 million (1.68% of finance receivables) at September 30, 2013 from $212 million (2.59%) at December 31, 2012 and $256 million (3.28%) at September 30, 2012. Net charge-offs were $9 million (0.39% of average finance receivables) in the 2013 third quarter, compared to $5 million (0.26%) in the year-ago quarter and down from $22 million (0.97%) in the prior quarter. The current and prior quarters included approximately $5 million and $20 million of charge-offs related to the transfer of loans to assets held for sale.

■	Financing and leasing assets at September 30, 2013 totaled $9.8 billion, up from $8.3 billion at December 31, 2012 and $7.9 billion at September 30, 2012, driven by new business volume and approximately $720 million of loans from a commercial loan portfolio purchase in the first quarter. In October, we entered into a definitive agreement to sell our small business lending portfolio (financing and leasing assets of approximately $0.5 billion at September 30, 2013), which represented the majority of the assets held for sale at both September 30, 2013 and June 30, 2013. The sale is expected to be completed in the first quarter of 2014 subject to approval by the Small Business Administration.

■	Operating expenses were down from the prior year periods and up sequentially, as the prior quarter benefited from a favorable litigation settlement.

56   CIT GROUP INC

Transportation Finance

Transportation Finance is among the leading providers of large ticket equipment leases and other secured financing in the aerospace and rail sectors. The principal asset within the Transportation Finance portfolio is leased equipment, whereby we invest in equipment (primarily commercial aircraft and railcars) and lease it to commercial end-users, primarily operating leases. Transportation Finance operating lease clients primarily consist of global commercial airlines, and North American major railroads and material transport companies (including mining and agricultural firms). This business also provides secured lending and other financing products to companies in the transportation and defense industries, offers financing and leasing programs for corporate and private owners of business jet aircraft, and provides secured lending in the maritime sector. Revenue is generated from rents collected on leased assets, and to a lesser extent from interest on loans, fees, and gains from assets sold.

Transportation Finance – Financial Data and Metrics (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2013	2013	2012	2013	2012
Earnings Summary
Interest income	$37.4	$35.2	$34.1	$106.5	$103.6
Interest expense	(126.0)	(125.8)	(375.1)	(380.1)	(1,121.7)
Provision for credit losses	0.7	0.2	(8.9)	4.9	(16.6)
Rental income on operating leases	381.5	389.8	386.9	1,154.6	1,146.0
Other income	29.5	25.3	18.4	69.9	45.4
Depreciation on operating lease equipment	(113.4)	(112.0)	(106.3)	(341.2)	(316.3)
Operating expenses	(49.0)	(48.0)	(43.5)	(146.7)	(132.0)
Income (loss) before (provision) benefit for income taxes	$160.7	$164.7	$(94.4)	$467.9	$(291.6)
Pre-tax income – excluding debt redemption charges(1)	$160.7	$169.3	$134.7	$482.4	$345.8
Select Average Balances
Average finance receivables (AFR)	$1,996.7	$1,978.0	$1,742.9	$1,945.4	$1,678.9
Average operating leases (AOL)	12,091.1	12,013.4	11,794.2	12,082.3	11,788.2
Average earning assets (AEA)	14,204.2	14,245.0	13,921.0	14,206.9	13,679.8
Statistical Data
Net finance revenue as a % of AEA	5.05%	5.26%	(1.74)%	5.07%	(1.84)%
Operating lease margin as a % of AOL	8.87%	9.25%	9.52%	8.98%	9.38%
Funded new business volume	$732.8	$707.9	$562.8	$1,772.5	$1,492.5

(1)	Non-GAAP measurement, see table at the beginning of this section for a reconciliation of non-GAAP to GAAP financial information.

Pre-tax earnings were not impacted by accelerated debt FSA interest expense accretion in the 2013 third quarter, but were reduced by $229 million in the year-ago quarter and $5 million in the prior quarter. Excluding accelerated debt FSA, 2013 third quarter and year-to-date pre-tax earnings were up from the 2012 period reflecting lower funding costs, higher other income and asset growth. Lower rental revenue contributed to the sequential decline. On average, lease renewal rates in the Rail portfolio were re-pricing higher, while the commercial air portfolio is re-pricing slightly down, putting pressure on overall rental revenue.

Results for 2013 reflect continued high utilization of our aircraft and railcars, modest asset growth despite increased sales activity, and strong credit performance. Transportation Finance assets in the Bank grew to approximately $2.5 billion, including nearly $1 billion of railcars. We also continue to proactively manage our equipment fleets, order books and lease expirations as noted below.

Highlights included:

■	Net finance revenue (“NFR”) was $180 million and $540 million for the 2013 third quarter and year-to-date, respectively. Excluding accelerated debt FSA accretion, NFR was up from $169 million in the year-ago quarter and down from $192 million in the prior quarter. Year-to-date, excluding accelerated debt FSA accretion, NFR was $554 million, up from $449 million in the prior year. The increases from the prior year largely reflect lower funding costs and higher assets. The sequential decline reflects pressure on renewal rents on our aircraft portfolio, which offset higher rail rentals and the continued high utilization of air and rail assets. Net FSA accretion, excluding the accelerated debt FSA accretion, increased NFR by $49 million in the 2013 third quarter, $33 million in the year-ago quarter and $46 million in the prior quarter. Year-to-date, net FSA accretion excluding the accelerated debt FSA accretion added $138 million to NFR in 2013 and $88 million in 2012.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   57

■	Net operating lease revenue (rental income on operating leases less depreciation on operating lease equipment), which is a component of NFR, was down modestly from the prior periods, reflecting pressure on renewal rents on certain aircraft and higher depreciation, which offset continued improvements in rail portfolio lease rates, the benefit from higher asset balances and continued strong utilization. The trend also is reflected in the lower operating lease margin. As of September 30, 2013, approximately 50 commercial aircraft have scheduled lease expirations in 2014, although portfolio management activities could cause actual renewals to differ from those scheduled. This level is significantly higher than in recent years, which will likely put pressure on the finance margin in 2014. We expect lease expirations for rail equipment in 2014 will represent slightly over 20% of the rail portfolio, a level that is lower than recent experience. The suspended depreciation totaled $1 million in the 2013 third quarter, compared to $6 million in the prior-year quarter and $3 million in the prior quarter. Year-to-date, suspended depreciation totaled $9 million in 2013 and $8 million in 2012.

■	Commercial aircraft utilization remained strong with 100% leased or under a commitment at September 30, 2013, and rail fleet utilization, including commitments, held relatively steady at 98%.

■	Financing and leasing assets totaled $14.3 billion at September 30, 2013, increased from $14.2 billion at December 31, 2012 and $14.0 billion a year ago.

■	New business volume of $0.7 billion for the quarter included the delivery of five aircraft and approximately 1,500 railcars and funding of approximately $270 million of new loans. All of the 2013 loan volume, and the vast majority of the rail operating lease volume, was originated by the Bank.

■	At September 30, 2013, we had 156 aircraft on order from manufacturers (down from 161 at June 30, 2013), with deliveries scheduled through 2020. During the quarter, we added 13 aircraft to our order book, the purchase of which is conditional upon lease to a single U.S. carrier, American Airlines, cancelled 13 Embraer aircraft orders (the cancellation cost of which was not significant) and took delivery of 5 aircraft. We had future purchase commitments for approximately 9,100 railcars, with scheduled deliveries through 2015, of which approximately 75% have lease commitments. See Note 11 — Commitments.

■	Other income principally includes items related to asset sales, primarily equipment. For the current quarter, gains on equipment sales totaled $23 million on $311 million of equipment sales, compared to $23 million of gains on $134 million of sales in the year-ago quarter and $27 million of gains on $333 million of sales in the prior quarter. Year-to-date, gains totaled $64 million on equipment sales of $773 million in 2013 and gains of $45 million on equipment sales of $427 million in 2012. Impairment on operating lease equipment held for sale in the current quarter was $7 million, compared to $6 million in the year-ago quarter and an insignificant amount last quarter. Year-to-date, impairment charges totaled $9 million in 2013 and $16 million in 2012. The current quarter benefited from a $13 million gain on the sale of a workout-related claim.

■	There were virtually no non-accrual loans at September 30, 2013, down from $40 million (2.18% of finance receivables) at December 31, 2012 and $55 million (3.08%) at September 30, 2012. Net charge-offs were not significant in the current quarter, compared to net charge-offs of $3 million (0.67% of average finance receivables) in the year-ago quarter and a net $1 million recovery in the prior quarter. Year-to-date, net charge-offs were $3 million (0.17%), down from $12 million (0.93%) in 2012.

58   CIT GROUP INC

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

Trade Finance – Financial Data and Metrics (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2013	2013	2012	2013	2012
Earnings Summary
Interest income	$13.1	$14.6	$15.0	$42.3	$43.6
Interest expense	(6.1)	(7.1)	(24.1)	(20.7)	(74.2)
Provision for credit losses	0.8	2.2	(4.3)	1.7	(5.9)
Other income, commissions	32.3	29.0	33.1	91.3	94.3
Other income, excluding commissions	5.9	3.4	5.9	12.2	14.3
Operating expenses	(28.5)	(28.8)	(28.8)	(87.3)	(89.2)
Income (loss) before (provision) benefit for income taxes	$17.5	$13.3	$(3.2)	$39.5	$(17.1)
Pre-tax income – excluding debt redemption charges(1)	$17.5	$13.6	$12.9	$40.6	$29.0
Select Average Balances
Average finance receivables (AFR)	$2,322.6	$2,390.2	$2,368.4	$2,359.5	$2,354.4
Average earning assets (AEA)(2)	955.3	1,059.1	1,059.9	1,026.4	1,118.8
Statistical Data
Net finance revenue as a % of AEA	2.93%	2.83%	(3.43)%	2.81%	(3.65)%
Factoring volume	$6,600.8	$5,955.6	$6,366.2	$18,910.9	$18,264.4

(1)	Non-GAAP measurement, see table at the beginning of this section for a reconciliation of non-GAAP to GAAP financial information.

(2)	AEA is lower than AFR as it is reduced by the average credit balances for factoring clients.

Pre-tax earnings were not impacted by accelerated debt FSA interest expense accretion in the third quarter 2013, but were reduced by $16 million in the year-ago quarter and by less than $1 million in the prior quarter. Excluding accelerated debt FSA accretion, pre-tax income was up from the year-ago quarter and on a year-to-date basis reflecting an improvement in funding costs, and up from the prior quarter on higher commissions and other income.

Highlights included:

■	Net finance revenue (“NFR”) was $7 million and $22 million for the 2013 third quarter and year-to-date, respectively. Excluding accelerated debt, NFR was relatively flat with $7 million in the year-ago quarter and $8 million in the prior quarter. Year-to-date, excluding accelerated debt FSA accretion, NFR was $23 million, up from $15 million in the year-ago quarter, primarily driven by lower funding costs.

■	Factoring commissions were down from the year-ago quarter and on a year-to-date comparison, as increased factoring volume was offset by changes in the underlying portfolio mix. The sequential quarter increase reflects higher factoring volume primarily due to seasonality. We continued to increase factoring volume from non-apparel industries.

■	Credit metrics remain favorable. Non-accrual loans remained low at $7 million (0.29% of finance receivables), up from $6 million (0.26%) at December 31, 2012 and down from $27 million (1.13%) at September 30, 2012. Net recoveries totaled under $1 million in each of the current and prior quarters, while net charge-offs were insignificant in the year-ago quarter. Year-to date, net recoveries totaled $3 million compared to net charge-offs of $3 million (0.15%) in 2012.

■	Finance receivables were $2.3 billion, flat with December 31, 2012 and down slightly from $2.4 billion at September 30, 2012. In addition, deferred purchase credit protection was provided on $1.8 billion of receivables at September 30, 2013, $1.8 billion at December 31, 2012, and $1.9 billion at September 30, 2012. See Note 11 — Commitments for additional information regarding deferred purchase credit protection.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   59

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

Vendor Finance – Financial Data and Metrics (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2013	2013	2012	2013	2012
Earnings Summary
Interest income	$124.5	$130.3	$136.5	$385.6	$420.3
Interest expense	(53.1)	(54.9)	(122.7)	(166.1)	(419.4)
Provision for credit losses	(13.5)	(9.7)	(8.8)	(32.7)	(20.1)
Rental income on operating leases	54.8	58.4	57.2	170.8	179.8
Other income	5.5	(10.8)	0.9	(6.7)	7.4
Depreciation on operating lease equipment	(26.9)	(26.8)	(27.2)	(79.0)	(83.3)
Operating expenses	(83.1)	(81.7)	(83.5)	(253.6)	(239.4)
Income (loss) before (provision) benefit for income taxes	$8.2	$4.8	$(47.6)	$18.3	$(154.7)
Pre-tax income – excluding debt redemption charges(1)	$8.2	$6.0	$11.5	$22.3	$42.4
Select Average Balances
Average finance receivables (AFR)	$4,948.4	$4,926.0	$4,555.2	$4,883.1	$4,493.4
Average operating leases (AOL)	221.3	219.1	205.6	218.0	209.0
Average earning assets (AEA)	5,630.0	5,578.8	5,146.4	5,535.5	5,083.5
Statistical Data
Net finance revenue as a % of AEA	7.06%	7.67%	3.40%	7.50%	2.55%
Funded new business volume	$761.2	$842.6	$705.0	$2,253.7	$2,139.4

(1)	Non-GAAP measurement, see table at the beginning of this section for a reconciliation of non-GAAP to GAAP financial information.

Pre-tax earnings continue to be impacted by our international platform rationalization efforts. Pre-tax earnings in the 2013 third quarter was not impacted by accelerated debt FSA interest expense accretion, but were reduced by $59 million in the year-ago quarter and $1 million in the prior quarter. Excluding accelerated debt FSA, pre-tax earnings were down from the prior-year as lower revenue, net FSA accretion and higher credit costs offset lower funding costs.

Financing and leasing assets totaled $5.6 billion at September 30, 2013, a 7% increase from the prior year and a 3% increase from December 31, 2012. Funded new business volume, while down sequentially due to seasonality and lower Dell Europe volume due to the sale, was up 8% compared to the year-ago quarter. Asset growth was also supplemented by portfolio purchases, including one for approximately $150 million in the first quarter of 2013. Assets held for sale increased during the third quarter in conjunction with decisions made regarding platform rationalization efforts and now includes portfolios in Europe, South America and Asia. During the quarter we sold the first tranche of the Dell Europe portfolio, approximately $200 million of financing and leasing assets that had been in assets held for sale. On October 1, 2013, we sold the remainder of this portfolio, approximately $300 million of financing and leasing assets. The sales will reduce financing and leasing assets and net finance revenue. It will also increase other income (which was negatively impacted by the impairment charge recorded while the assets were held for sale, net of fees earned from Dell in the transition period), as well as result in lower operating expenses.

In 2013, we continued to make progress on funding initiatives. During the second quarter we renewed a committed multi-year $1 billion U.S. Vendor Finance conduit facility in the Bank and renewed and upsized a committed multi-year U.K. conduit facility to GBP 125 million, both at more attractive terms. In the first quarter we closed a CAD 250 million committed multi-year conduit facility that allows the Canadian Vendor Finance business to fund both existing assets and new originations at attractive terms.

Highlights included:

■	Net finance revenue (“NFR”) was $99 million and $311 million for the 2013 third quarter and year-to-date, respectively. Excluding accelerated debt FSA accretion, NFR was down from $103 million in the year-ago quarter and $108 million in the prior quarter. Year-to-date, excluding accelerated debt FSA accretion, NFR was $315 million, up from $295 million in the prior-year. The results reflect reduced

60   CIT GROUP INC

funding costs offset by lower interest and renewal income, as the portfolios that are being sold or are maturing have higher yields than on the new business volume additions. Net FSA accretion, excluding the accelerated debt FSA accretion, increased NFR by $4 million in the 2013 third quarter, $9 million in the year-ago quarter and $5 million in the prior quarter. Year-to-date, net FSA accretion, excluding the accelerated debt FSA accretion, added $15 million to NFR in 2013 and $27 million in 2012.

■	Net operating lease revenue was $28 million, down slightly from the year-ago quarter and prior quarter. Depreciation is suspended on operating lease equipment classified as assets held for sale. The amount suspended totaled approximately $18 million in the current quarter, down from approximately $21 million in each of the year-ago quarter and prior quarter, due to the sale of the first tranche of the Dell Europe portfolio in the current quarter. Year-to-date, suspended depreciation totaled approximately $60 million in each of 2013 and 2012. These amounts are essentially offset by an impairment charge in other income, as noted below. With the sale of the remaining Dell Europe portfolio in October, no additional amounts of suspended depreciation will be recognized for that portfolio.

■	Other income increased from the prior-year and prior quarters, driven by a gain on sale of assets.

■	Gains totaling $28 million on $261 million of receivable and equipment sales were up, primarily reflecting the $21 million gain on the first tranche of approximately $200 million of the Dell Europe portfolio sale, compared to $10 million on $62 million of sales in the year-ago quarter and $1 million on $96 million of sales in the prior quarter. The prior quarter included $5 million of losses in connection with our international platform rationalization activities primarily related to the recognition of foreign currency translations that were previously recorded in OCI. On October 1, 2013 we sold the remainder of the Dell Europe portfolio and we anticipate a similar amount of gain to be recorded in the fourth quarter as was recorded in the third quarter.

■	Impairment on assets held for sale during the current quarter was $34 million (of which $16 million related to assets transferred to held for sale), compared to approximately $21 million in each of the prior-year and prior quarters. Year-to-date, impairment charges totaled $77 million compared to $60 million last year. Excluding the impairment on assets transferred to assets held for sale in the quarter, the decrease was due to the sale of the first tranche of the Dell Europe portfolio. Most of the impairment charges (other than the amount related to assets transferred to held for sale) had a nearly offsetting benefit in net finance revenue related to suspended depreciation. See “Non-interest Income” and “Expenses” for discussions on impairment charges and suspended depreciation on operating lease equipment held for sale.

■	Other revenues included approximately $6 million of fees related to the Dell Europe portfolio in the 2013 third quarter, compared to $2 million in the previous quarter. With the sale of the remaining Dell Europe portfolio in October 2013, these fees will not recur in future periods.

■	Operating expenses were down slightly from the prior-year quarter, and were up from the prior quarter. We are progressing on our subscale platform rationalization strategy and have concluded our review of the Vendor Europe business. In total we plan to exit over 20 countries across Europe, South America and Asia, although we continue to have a presence in these regions. While these initiatives are expected to result in cost savings, in the near term expenses will remain elevated while we take the actions necessary to complete the platform rationalization.

■	Non-accrual loans were $96 million (1.98% of finance receivables) at September 30, 2013, compared to $72 million (1.49%) at December 31, 2012, and $74 million (1.59%) at September 30, 2012. Net charge-offs were $19 million (1.52% of average finance receivables) in the current quarter, and included $7 million related to the transfer of approximately $200 million of loans to assets held for sale. Exclusive of these charge-offs on loans transferred to assets held for sale, net charge-offs were 0.92% in the quarter, increasing modestly compared to both the year-ago quarter and the prior quarter. Year-to date, net charge-offs totaled $34 million (0.92%) for 2013, up slightly from 2012 excluding the impact from the charge-offs recorded on assets transferred to assets held for sale.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   61

Consumer

Consumer consists of our liquidating government-guaranteed student loans.

Consumer – Financial Data and Metrics (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2013	2013	2012	2013	2012
Earnings Summary
Interest income	$31.9	$33.3	$44.9	$99.4	$143.6
Interest expense	(21.3)	(18.9)	(43.0)	(58.0)	(134.9)
Provision for credit losses	–	–	–	–	(0.5)
Other income	0.2	0.2	1.2	0.5	21.1
Operating expenses	(5.7)	(6.1)	(10.0)	(18.5)	(30.4)
Income before provision for income taxes	$5.1	$8.5	$(6.9)	$23.4	$(1.1)
Pre-tax income – excluding debt redemption charges(1)	$5.1	$8.8	$5.2	$24.4	$33.4
Select Average Balances
Average finance receivables (AFR)	$3,493.9	$3,563.1	$3,730.2	$3,569.7	$4,339.8
Average earning assets (AEA)	3,493.9	3,563.1	4,344.5	3,570.1	5,228.3
Statistical Data
Net finance revenue as a % of AEA	1.21%	1.62%	0.17%	1.55%	0.22%

(1)	Non-GAAP measurement, see table at the beginning of this section for a reconciliation of non-GAAP to GAAP financial information.

Pre-tax earnings were not impacted by accelerated debt FSA interest expense accretion in the 2013 third quarter, but were reduced by $12 million in the year-ago quarter and less than $1 million in the prior quarter. Excluding accelerated debt FSA, pre-tax earnings were down, generally resulting from lower AEA, and higher 2012 gains on asset sales (reflected in Other Income).

At September 30, 2013, the student loan portfolio declined to under $3.5 billion, down from nearly $3.7 billion at December 31, 2012 primarily due to run-off and $4.3 billion at September 30, 2012, due to loan sales and run-off, and was funded through securitizations.

62   CIT GROUP INC

Corporate and Other

Certain activities are not attributed to operating segments and are included in Corporate and Other. Some of the more significant items include loss on debt extinguishments, costs associated with excess cash liquidity (Interest Expense), mark-to-market adjustments on non-qualifying derivatives (Other Income) and restructuring charges for severance and facilities exit activities (Operating Expenses).

Corporate and Other – Financial Data (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2013	2013	2012	2013	2012
Earnings Summary
Interest income	$4.5	$4.3	$4.9	$12.2	$14.0
Interest expense	(13.2)	(14.1)	(104.2)	(41.7)	(284.6)
Provision for credit losses	–	0.1	–	0.1	–
Other income	2.7	3.4	0.9	5.4	(4.3)
Operating expenses	(8.3)	(10.0)	(3.6)	(17.2)	(1.4)
Loss on debt extinguishments	–	–	(16.8)	–	(61.2)
Loss before provision for income taxes	$(14.3)	$(16.3)	$(118.8)	$(41.2)	$(337.5)
Pre-tax loss – excluding debt redemption charges(1)	$(14.3)	$(15.9)	$(34.3)	$(40.1)	$(96.6)

(1)	Non-GAAP measurement, see table at the beginning of this section for a reconciliation of non-GAAP to GAAP financial information.

■	Interest income consists of interest and dividend income primarily from deposits held at other depository institutions and U.S. Treasury and Government Agency securities.

■	Interest expense was not impacted by accelerated FSA debt accretion in the current quarter, compared to $68 million in the year-ago quarter ($180 million prior year-to-date) and less than $1 million last quarter.

■	Other income primarily reflects gains and (losses) on derivatives, foreign currency exchange, and certain legal settlements.

■	Operating expenses reflects salary and general and administrative expenses in excess of amounts allocated to the business segments, litigation-related costs and provision for severance and facilities exiting activities. The provision for severance and facilities exiting activities totaled approximately $3 million in the current quarter, $5 million in the year-ago quarter and $10 million in the prior quarter, while the year-to-date amounts for 2013 and 2012 totaled $18 million and $11 million, respectively.

■	The prior year loss on debt extinguishments resulted from repayments of Series A and C Notes.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   63

FINANCING AND LEASING ASSETS

We grew commercial assets each quarter during 2013, driven by new business volume and portfolio purchases as presented in the following tables and discussions.

The following table presents our financing and leasing assets by segment:

Financing and Leasing Asset Composition (dollars in millions)

	September 30, 2013	December 31, 2012	% Change
Corporate Finance
Loans	$9,232.8	$8,173.0	13.0%
Operating lease equipment, net	70.6	23.9	195.4%
Assets held for sale	490.3	56.8	763.2%
Financing and leasing assets	9,793.7	8,253.7	18.7%
Transportation Finance
Loans	1,973.6	1,853.2	6.5%
Operating lease equipment, net	12,296.4	12,173.6	1.0%
Assets held for sale	77.2	173.6	(55.5)%
Financing and leasing assets	14,347.2	14,200.4	1.0%
Trade Finance
Loans – factoring receivables	2,295.8	2,305.3	(0.4)%
Vendor Finance
Loans	4,860.8	4,818.7	0.9%
Operating lease equipment, net	210.1	214.2	(1.9)%
Assets held for sale	554.7	414.5	33.8%
Financing and leasing assets	5,625.6	5,447.4	3.3%
Commercial
Loans	18,363.0	17,150.2	7.1%
Operating lease equipment, net	12,577.1	12,411.7	1.3%
Assets held for sale	1,122.2	644.9	74.0%
Total commercial financing and leasing assets	32,062.3	30,206.8	6.1%
Consumer
Loans – student lending	3,451.7	3,694.5	(6.6)%
Loans – other(1)	8.0	2.9	175.9%
Assets held for sale	–	1.5	(100.0)%
Financing and leasing assets	3,459.7	3,698.9	(6.5)%
Consolidated Totals:
Loans	$21,822.7	$20,847.6	4.7%
Operating lease equipment, net	12,577.1	12,411.7	1.3%
Assets held for sale	1,122.2	646.4	73.6%
Total financing and leasing assets	$35,522.0	$33,905.7	4.8%

(1)	Reflects certain non-consumer loans at CIT Bank.

Commercial financing and leasing assets increased in each of the first three quarters of 2013, reflecting strong new business volumes, partially offset by prepayments in Corporate Finance, equipment sales in Transportation Finance and portfolio sales in Vendor Finance, along with portfolio collections. Supplementing new business volume, growth included portfolio purchases in Corporate Finance and Vendor Finance. Operating lease equipment increased, reflecting scheduled equipment deliveries in Transportation Finance.

Assets held for sale totaled $1.1 billion at September 30, 2013, down slightly from $1.2 billion at June 30, 2013. During the quarter, we sold the first tranche of approximately $200 million of Dell Europe financing and leasing assets in Vendor Finance, and approximately $350 million of transportation equipment. These were mostly offset by additional transfers, primarily in conjunction with our review of sub-scale platforms associated with our international platform rationalization efforts in Vendor Finance. The Vendor Finance September 30, 2013 balance primarily consisted of portfolios in Europe, along with portfolios in South America and Asia. The Corporate Finance balance primarily included approximately $0.5 billion related to the small business lending portfolio and Transportation Finance included mostly aerospace

64   CIT GROUP INC

equipment. On October 1, 2013, we sold the remaining amount of Dell Europe assets of approximately $300 million. The sale of the small business lending portfolio is expected to be completed in the first quarter of 2014, subject to approval by the Small Business Administration. Financing and leasing asset trends are also discussed in the respective segment descriptions in “Results by Business Segment”.

The following table presents the changes to our financing and leasing assets:

Financing and Leasing Assets Roll Forward (dollars in millions)

	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Commercial Segments	Consumer	Total
Balance at June 30, 2013	$9,369.1	$14,312.4	$2,312.2	$5,667.2	$31,660.9	$3,530.2	$35,191.1
New business volume	1,081.4	732.8	–	761.2	2,575.4	–	2,575.4
Loan and portfolio sales	(47.8)	(54.2)	–	(191.2)	(293.2)	–	(293.2)
Equipment sales	(27.3)	(311.2)	–	(70.1)	(408.6)	–	(408.6)
Depreciation	(2.7)	(113.4)	–	(26.9)	(143.0)	–	(143.0)
Gross charge-offs	(9.1)	(1.2)	(0.7)	(25.6)	(36.6)	–	(36.6)
Collections and other	(569.9)	(218.0)	(15.7)	(489.0)	(1,292.6)	(70.5)	(1,363.1)
Balance at September 30, 2013	$9,793.7	$14,347.2	$2,295.8	$5,625.6	$32,062.3	$3,459.7	$35,522.0
Balance at December 31, 2012	$8,253.7	$14,200.4	$2,305.3	$5,447.4	$30,206.8	3,698.9	33,905.7
New business volume	3,367.2	1,772.5	–	2,253.7	7,393.4	–	7,393.4
Portfolio purchases	720.4	–	–	154.3	874.7	–	874.7
Loan and portfolio sales	(126.5)	(59.2)	–	(227.7)	(413.4)	(12.0)	(425.4)
Equipment sales	(91.8)	(772.9)	–	(186.8)	(1,051.5)	–	(1,051.5)
Depreciation	(7.4)	(341.2)	–	(79.0)	(427.6)	–	(427.6)
Gross charge-offs	(43.6)	(4.5)	(2.3)	(58.6)	(109.0)	–	(109.0)
Collections and other	(2,278.3)	(447.9)	(7.2)	(1,677.7)	(4,411.1)	(227.2)	(4,638.3)
Balance at September 30, 2013	$9,793.7	$14,347.2	$2,295.8	$5,625.6	$32,062.3	$3,459.7	$35,522.0

The following tables present our business volumes and loan and equipment sales:

Business Volumes (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2013	2013	2012	2013	2012
Funded Volume
Corporate Finance	$1,081.4	$1,326.1	$903.4	$3,367.2	$2,910.9
Transportation Finance	732.8	707.9	562.8	1,772.5	1,492.5
Vendor Finance	761.2	842.6	705.0	2,253.7	2,139.4
Commercial Segments	$2,575.4	$2,876.6	$2,171.2	$7,393.4	$6,542.8
Factored Volume	$6,600.8	$5,955.6	$6,366.2	$18,910.9	$18,264.4
Committed Volume
Corporate Finance	$1,560.6	$1,822.6	$1,210.1	$4,752.7	$4,014.4
Transportation Finance	907.0	718.7	564.9	1,917.2	1,520.1
Vendor Finance	761.2	842.6	705.0	2,253.7	2,139.4
Commercial Segments	$3,228.8	$3,383.9	$2,480.0	$8,923.6	$7,673.9

Funded new business volume increased 19% from the year-ago quarter, reflecting solid demand across all commercial segments. The sequential decline reflected seasonal trends in Corporate Finance and Vendor Finance, which offset increased order book deliveries of aircraft in Transportation Finance. Year-to-date volumes for Corporate Finance and Vendor Finance do not include certain portfolio purchases. Committed new business volume reflected similar trends.

Trade Finance factoring volume increased approximately 4% from the year-ago quarter and for the nine months, while seasonally up from the prior quarter.

Business volumes are discussed in the respective segment descriptions in “Results by Business Segment”.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   65

Loan and Portfolio Sales (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2013	2013	2012	2013	2012
Corporate Finance	$47.8	$16.9	$68.2	$126.5	$398.8
Transportation Finance	54.2	—	15.4	59.2	16.7
Vendor Finance	191.2	36.5	—	227.7	—
Commercial Segments	293.2	53.4	83.6	413.4	415.5
Consumer	—	—	—	12.0	1,546.1
Total	$293.2	$53.4	$83.6	$425.4	$1,961.6

Vendor Finance sales in the third quarter primarily consisted of the first tranche of the Dell Europe portfolio. The remaining sales in the current quarter primarily reflect operations that were exited in conjunction with that segment’s international platform rationalization initiatives. Consumer reflects sales of student loans.

Equipment Sales (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2013	2013	2012	2013	2012
Corporate Finance	$27.3	$30.3	$80.8	$91.8	$198.0
Transportation Finance	311.2	332.7	133.5	772.9	427.2
Vendor Finance	70.1	59.3	62.2	186.8	226.7
Total	$408.6	$422.3	$276.5	$1,051.5	$851.9

Asset sales in Transportation Finance primarily reflect aerospace assets.

CONCENTRATIONS

Ten Largest Accounts

Our ten largest financing and leasing asset accounts in the aggregate represented 8.3% of our total financing and leasing assets at September 30, 2013 (the largest account was less than 2.0%). Excluding student loans, the top ten accounts in aggregate represented 9.2% of total owned assets (the largest account totaled 2.0%). The largest accounts represent Transportation Finance (airlines and rail) assets. The top ten accounts were 8.7% (9.8% excluding student loans) at December 31, 2012.

Geographic Concentrations

The following table represents the financing and leasing assets by obligor geography:

Financing and Leasing Assets by Obligor – Geographic Region (dollars in millions)

	September 30, 2013		December 31, 2012
Northeast	$6,340.0	17.9%	$5,387.7	15.9%
Midwest	4,804.3	13.5%	4,898.3	14.4%
West	4,031.4	11.4%	3,862.7	11.4%
Southwest	3,722.6	10.5%	3,432.7	10.1%
Southeast	3,388.0	9.5%	3,362.2	9.9%
Total U.S.	22,286.3	62.8%	20,943.6	61.7%
Asia / Pacific	3,884.5	10.9%	3,721.6	11.0%
Europe	3,730.8	10.5%	3,372.8	10.0%
Canada	2,272.5	6.4%	2,257.6	6.7%
Latin America	1,748.9	4.9%	2,035.5	6.0%
All other countries	1,599.0	4.5%	1,574.6	4.6%
Total	$35,522.0	100.0%	$33,905.7	100.0%

66   CIT GROUP INC

The following table summarizes both state concentrations greater than 5.0% and international country concentrations in excess of 1.0% of our financing and leasing assets:

Financing and Leasing Assets by Obligor – State and Country (dollars in millions)

	September 30, 2013		December 31, 2012
State
Texas	$3,037.1	8.6%	$2,694.3	7.9%
New York	2,349.0	6.6%	2,111.5	6.2%
California	1,964.3	5.5%	1,941.3	5.7%
All other states	14,935.9	42.1%	14,196.5	41.9%
Total U.S.	$22,286.3	62.8%	$20,943.6	61.7%
Country
Canada	$2,272.5	6.4%	$2,257.6	6.7%
China	1,238.4	3.5%	1,112.1	3.3%
United Kingdom	1,164.2	3.3%	946.5	2.8%
Australia	986.2	2.8%	1,042.7	3.1%
Mexico	858.5	2.4%	940.6	2.8%
Brazil	658.7	1.8%	685.6	2.0%
Spain	450.4	1.3%	459.0	1.3%
Italy	383.3	1.0%	340.7	1.0%
Korea	365.2	1.0%	377.2	1.1%
Russia	359.6	1.0%	322.9	1.0%
All other countries	4,498.7	12.7%	4,477.2	13.2%
Total International	$13,235.7	37.2%	$12,962.1	38.3%

Industry Concentrations

The following table represents financing and leasing assets by industry of obligor:

Financing and Leasing Assets by Obligor – Industry (dollars in millions)

	September 30, 2013		December 31, 2012
Commercial airlines (including regional airlines)(1)	$8,622.4	24.3%	$9,039.2	26.7%
Manufacturing(2)	5,624.8	15.8%	5,107.6	15.1%
Student lending(3)	3,451.7	9.7%	3,697.5	10.9%
Service industries	3,207.1	9.0%	3,057.1	9.0%
Retail(4)	3,186.3	9.0%	3,010.7	8.9%
Transportation(5)	2,456.1	6.9%	2,277.9	6.7%
Healthcare	1,388.7	3.9%	1,466.7	4.3%
Energy and utilities	1,161.0	3.3%	992.8	2.9%
Commercial real estate	1,158.4	3.3%	694.5	2.1%
Oil and gas extraction / services	911.7	2.6%	718.7	2.1%
Other (no industry greater than 2%)	4,353.8	12.2%	3,843.0	11.3%
Total	$35,522.0	100.0%	$33,905.7	100.0%

(1)	Includes the Commercial Aerospace Portfolio and additional financing and leasing assets that are not commercial aircraft.

(2)	At September 30, 2013, includes manufacturers of chemicals, including pharmaceuticals (2.9%), petroleum and coal, including refining (2.4%), food (1.9%), transportation equipment (1.2%), and rubber and plastics (1.0%).

(3)	See Student Lending section for further information.

(4)	At September 30, 2013, includes retailers of apparel (3.5%) and general merchandise (2.1%).

(5)	At September 30, 2013, includes rail (3.8%), trucking and shipping (1.4%) and maritime (1.2%).

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   67

Operating Lease Equipment

The following table represents the operating lease equipment by segment:

Operating Lease Equipment by Segment (dollars in millions)

	September 30, 2013	December 31, 2012
Transportation Finance – Aerospace(1)	$7,963.6	$8,112.9
Transportation Finance – Rail and Other	4,332.8	4,060.7
Vendor Finance	210.1	214.2
Corporate Finance	70.6	23.9
Total	$12,577.1	$12,411.7

(1)	Aerospace includes commercial, regional and corporate aircraft and equipment.

At September 30, 2013, Transportation Finance primarily included 261 commercial aircraft, approximately 105,000 railcars and 400 locomotives on operating lease. We also have commitments to purchase aircraft and railcars, as disclosed in Note 11 — Commitments in Item 8 Financial Statements and Supplementary Data.

Commercial Aerospace

The following tables present detail on our commercial and regional aerospace portfolio concentrations, which we call our Commercial Aerospace portfolio. The net investment in regional aerospace financing and leasing assets was $53.4 million at September 30, 2013 and $79.8 million at December 31, 2012 and was substantially comprised of loans and capital leases.

The information presented below, by region, manufacturer, and body type, includes our operating lease aircraft portfolio, which comprises over 90% of our total commercial aerospace portfolio and substantially all of our owned fleet of leased aircraft at September 30, 2013.

Commercial Aerospace Portfolio (dollars in millions)

	September 30, 2013		December 31, 2012
	Net Investment	Number	Net Investment	Number
By Product:
Operating lease(1)	$7,988.4	261	$8,238.6	268
Loan(2)	553.1	56	666.7	64
Capital lease	17.5	7	40.5	10
Total	$8,559.0	324	$8,945.8	342

Commercial Aerospace Operating Lease Portfolio (dollars in millions)(1)

	September 30, 2013		December 31, 2012
	Net Investment	Number	Net Investment	Number
By Region:
Asia / Pacific	$2,974.3	80	$3,071.3	83
Europe	2,403.7	89	2,343.2	86
U.S. and Canada	1,034.3	38	1,049.9	38
Latin America	899.4	37	1,020.2	42
Africa / Middle East	676.7	17	754.2	19
Total	$7,988.4	261	$8,238.8	268
By Manufacturer:
Airbus	$5,543.6	159	$5,602.6	162
Boeing	2,093.9	89	2,301.0	94
Embraer	346.5	13	324.8	12
Other(3)	4.4	–	10.4	–
Total	$7,988.4	261	$8,238.8	268

68   CIT GROUP INC

Commercial Aerospace Operating Lease Portfolio (dollars in millions)(1) continued

	September 30, 2013		December 31, 2012
	Net Investment	Number	Net Investment	Number
By Body Type(4):
Narrow body	$5,729.9	220	$5,966.6	227
Intermediate	2,252.6	40	2,222.6	39
Regional and other(3)	5.9	1	12.1	1
Wide body	–	–	37.5	1
Total	$7,988.4	261	$8,238.8	268
Number of customers		98		97
Weighted average age of fleet (years)		6		5

(1)	Includes operating lease equipment held for sale of $72.9 million at September 30, 2013 and $171.7 million at December 31, 2012.

(2)	Plane count excludes aircraft in which our net investment consists of syndicated financings against multiple aircraft. The net investment associated with such financings was $45.4 million at September 30, 2013 and $50.2 million at December 31, 2012.

(3)	Includes engines.

(4)	Narrow body are single aisle design and consist primarily of Boeing 737 and 757 series, Airbus A320 series, and Embraer E170 and E190 aircraft. Intermediate body are smaller twin aisle design and consist primarily of Boeing 767 series and Airbus A330 series aircraft. Wide body are large twin aisle design, such as Boeing 747 and 777 series aircraft. Regional and Other includes aircraft and related equipment such as engines.

Our top five commercial aerospace outstanding exposures totaled $1,770.4 million and $1,880.8 million at September 30, 2013 and December 31, 2012, respectively; all of which were to carriers outside the U.S. The largest individual outstanding exposure totaled $638.5 million at September 30, 2013 and $775.4 million at December 31, 2012. The largest individual outstanding exposure to a U.S. carrier totaled $153.0 million at September 30, 2013 and $163.4 million at December 31, 2012. See Note 11 — Commitments for additional information regarding commitments to purchase additional aircraft.

Student Lending Receivables

Consumer includes our liquidating student loan portfolio. See Note 5 — Long-Term Borrowings for description of related financings.

Student Lending Receivables by Product Type (dollars in millions)

	September 30, 2013	December 31, 2012
Consolidation loans	$3,439.4	$3,676.9
Other U.S. Government guaranteed loans	12.3	19.1
Private (non-guaranteed) loans and other	–	1.5
Total	$3,451.7	$3,697.5
Delinquencies (sixty days or more)	$298.7	$312.5
Top state concentrations (%)	34%	34%
Top state concentrations	California, New York, Texas, Pennsylvania, Florida

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   69

OTHER ASSETS / OTHER LIABILITIES

The following tables present components of other assets and other liabilities.

Other Assets (dollars in millions)

	September 30, 2013	December 31, 2012
Deposits on commercial aerospace equipment	$693.0	$615.3
Deferred costs, including debt related costs	153.0	172.2
Tax receivables, other than income taxes	110.0	81.7
Executive retirement plan and deferred compensation	100.4	109.7
Accrued interest and dividends	94.1	93.9
Furniture and fixtures	84.9	75.4
Prepaid expenses	63.4	73.8
Other counterparty receivables	57.0	115.7
Other	224.7	225.8
Total other assets	$1,580.5	$1,563.5

(1)	Other includes investments in and receivables from non-consolidated entities, deferred federal and state tax assets, servicing assets, and other miscellaneous assets.

Other Liabilities (dollars in millions)

	September 30, 2013	December 31, 2012
Equipment maintenance reserves	$879.8	$850.0
Accrued expenses	396.6	440.3
Security and other deposits	219.0	231.6
Accrued interest payable	199.6	236.9
Current taxes payable and deferred taxes	158.8	185.5
Valuation adjustment relating to aerospace commitments(1)	142.4	188.1
Accounts payable	117.0	129.9
Other(2)	704.9	425.5
Total other liabilities	$2,818.1	$2,687.8

(1)	In conjunction with FSA, a liability was recorded to reflect the current fair value of aircraft purchase commitments outstanding at the time. When the aircraft are purchased, the cost basis of the assets will be reduced by the associated liability.

(2)	Other generally consist of other taxes, property tax reserves and other miscellaneous liabilities. The increase primarily reflects payments received prior to the closing of the Dell Europe portfolio sale in October 2013.

RISK MANAGEMENT

We are subject to a variety of risks that can manifest themselves in the course of conducting our business. We consider the following to be the principal forms of risk:

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

Managing risk is essential to conducting our businesses and to our profitability. This starts with defining our risk appetite, setting risk acceptance criteria, and establishing credit authorities, limits and target performance metrics. Ensuring appropriate risk governance and oversight includes establishing and enforcing policies, procedures and processes to manage risk. Adequately identifying, monitoring and reporting on risk are essential to ensure that actions are taken to proactively manage risk. This requires appropriate data, tools, models, analytics and management information systems. Finally, ensuring the appropriate expertise through staffing and training is key to effective risk management.

Our policies and procedures relating to Risk Management are described in our Form 10-K for the year ended December 31, 2012.

70   CIT GROUP INC

Interest Rate Risk

At September 30, 2013, 68% of the Company’s loan, lease, and investment portfolio was fixed rate, with the balance floating rate, while 69% of our interest-bearing liabilities were fixed rate. Our portfolio is in a slightly asset-sensitive position, mostly to moves in LIBOR, whereby our assets will reprice faster than our liabilities. Further, our current portfolio is more sensitive to moves in short-term interest rates. Therefore, in the near term, our net finance margin may increase if short-term interest rates rise, or decrease if short-term interest rates decline. (See Net Finance Revenue for discussion on the portfolio margin.) The following table summarizes the fixed/float breakout of these assets and liabilities.

	September 30, 2013		June 30, 2013		December 31, 2012
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate
Assets*	68%	32%	69%	31%	67%	33%
Liabilities	69%	31%	69%	31%	71%	29%

*	Fixed rate investments with short-term maturities (i.e., less than 90 days) were previously considered as floating rate assets due to their near term re-pricing, however, in the current period those investments have been included as fixed rate assets. Prior periods have been conformed to the current period presentation.

We evaluate and monitor interest rate risk through two primary metrics.

■	Net Interest Income Sensitivity (“NII Sensitivity”), which measures the impact of hypothetical changes in interest rates on net finance revenue; and

■	Economic Value of Equity (“EVE”), which measures the net economic value of equity by assessing the market value of assets, liabilities and derivatives.

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

	September 30, 2013		June 30, 2013		December 31, 2012
	+100 bps	–100 bps	+100 bps	–100 bps	+100 bps	–100 bps
NII Sensitivity	9.3%	(1.0)%	8.0%	(2.0)%	6.7%	(1.7)%
Economic Value of Equity	2.2%	(2.0)%	2.1%	(2.1)%	1.8%	(1.4)%

The NII Sensitivity figures reflect a consistent mismatch between floating rate assets and liabilities over the past quarter, as well as a slightly higher interest rate environment from year end. The methodology with which the operating lease assets are assessed in the table above reflects the existing contractual rental cash flows and the expected residual value at the end of the existing contract term. The simulation modeling for both NII Sensitivity and EVE assumes we take no action in response to the changes in interest rates.

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

FUNDING AND LIQUIDITY

Portfolio collections, deposits, securitizations and secured borrowings, various credit facilities, and capital markets provide our sources of funding and liquidity.

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

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   71

■	a $2 billion multi-year committed revolving credit facility, of which $1.9 billion was available at September 30, 2013;

■	committed securitization facilities and secured bank lines aggregating $4.5 billion, of which $1.8 billion was available at September 30, 2013, provided that eligible assets are available that can be funded through these facilities; and

■	portfolio assets, which could be sold or syndicated to access liquidity and manage credit exposure.

Cash and short-term investment securities totaled $7.4 billion at September 30, 2013 ($6.0 billion of cash and $1.4 billion of short-term investments), compared to $6.9 billion at June 30, 2013 and $7.6 billion at December 31, 2012. Cash and short-term investment securities at September 30, 2013 consisted of $2.7 billion related to the bank holding company and $2.5 billion at the Bank with the remainder comprised of cash at operating subsidiaries and restricted balances.

Included in short-term investment securities are U.S. Treasury bills, Government Agency bonds, and other highly-rated securities, which were classified as AFS and had maturity dates of less than 70 days as of the investment date. During the quarter, we invested approximately $0.7 billion in highly-rated securities. These securities are classified as HTM, and although their maturity is less than one year, they are not included in the above short-term investment securities. We anticipate continued investment of our cash in various types of liquid, high-grade investments.

One measurement of our liquidity is its relation to total assets, which was approximately 20% at September 30, 2013. For this measurement, liquidity includes all cash (including restricted cash) and short-term investments and the unused portion of the Revolving Credit Facility.

As a result of our continued funding and liability management initiatives, we reduced the weighted average coupon rates on outstanding deposits and long-term borrowings to 3.09% at September 30, 2013 from 3.18% and 3.25% at December 31, 2012 and September 30, 2012, respectively. We also continued to make progress towards achieving our targeted funding mix as detailed in the following table:

Target Funding Mix (dollars in millions)

	Target	September 30, 2013	December 31, 2012	September 30, 2012
Deposits	35%–45%	35%	31%	28%
Secured	25%–35%	27%	32%	33%
Unsecured	25%–35%	38%	37%	39%

Deposits

Deposits totaled $11.8 billion at September 30, 2013, up from $9.7 billion at December 31, 2012 and $8.7 billion at September 30, 2012. The weighted average interest rate on deposits was 1.54% at September 30, 2013, down from 1.75% at December 31, 2012 and 1.93% at September 30, 2012.

The following table details our deposits by type:

Deposits (dollars in millions)

	September 30, 2013	December 31, 2012
Online deposits	$5,940.8	$4,643.4
Brokered CDs / sweeps	4,903.1	4,251.6
Other(1)	962.2	789.5
Total	$11,806.1	$9,684.5

(1)	Other primarily includes a deposit sweep arrangement related to Healthcare Savings Accounts and deposits at our Brazil bank.

Long-term Borrowings — Unsecured

Revolving Credit Facility

The total commitment amount under the Revolving Credit Facility is $2 billion. The amount available to draw upon at September 30, 2013 was approximately $1.9 billion, with the balance of approximately $0.1 billion being utilized for the issuance of letters of credit. The applicable margin for LIBOR loans is 2.50% and the applicable margin for Base Rate loans is 1.50% at September 30, 2013. Further improvement in CIT’s long-term senior unsecured, non-credit enhanced debt ratings to either BB by S&P or Ba2 by Moody’s would result in a reduction in the applicable margin to 2.25% for LIBOR based loans and to 1.25% for Base Rate loans.

The facility is currently guaranteed by eight of the Company’s domestic operating subsidiaries and subject to an asset coverage covenant (based on the book value of eligible assets of the Continuing Guarantors) of 2.0x the sum of: (i) the committed facility size and (ii) all outstanding indebtedness (including, without duplication, guarantees of such indebtedness) for borrowed money

72   CIT GROUP INC

(excluding subordinated intercompany indebtedness) of the Continuing Guarantors, tested monthly and upon certain dispositions or encumbrances of eligible assets of the Continuing Guarantors. At September 30, 2013, the asset coverage ratio was 2.3x.

Senior Unsecured Notes and Series C Unsecured Notes

At September 30, 2013, we had outstanding $7.2 billion of unsecured notes and $5.25 billion of Series C unsecured notes. On August 1, 2013, CIT issued $750 million aggregate principal amount of senior unsecured notes due 2023 (the “Notes”) that bear interest at a per annum rate of 5.00%. The Notes were priced at 99.031% of the principal amount to yield 5.125% per annum.

See Note 5 — Long-term Borrowings for further detail.

InterNotes Retail Note Program

During the first six months of 2013, we redeemed at par $61 million of senior unsecured notes issued under CIT’s InterNotes retail note program (“InterNotes”) that resulted in the acceleration of $26 million of FSA interest expense. The weighted average coupon on the InterNotes was approximately 6.1%.

Long-term Borrowings – Secured

Secured borrowings totaled $8.9 billion at September 30, 2013 and $10.1 billion at December 31, 2012.

Our secured financing transactions (which include securitizations) do not meet accounting requirements for sale treatment and are recorded as secured borrowings, with the assets remaining on-balance sheet for GAAP. The debt associated with these transactions is collateralized by receivables, leases and/or equipment. Certain related cash balances are restricted.

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Seattle and may borrow under lines of credit with FHLB Seattle that are secured by a blanket lien on the Bank’s assets and collateral pledged to FHLB Seattle. At September 30, 2013, no collateral was pledged and no advances were outstanding with FHLB Seattle. A subsidiary of the Bank is a member of FHLB Des Moines and may borrow under lines of credit with FHLB Des Moines that are secured by a blanket lien on the subsidiary’s assets and collateral pledged to FHLB Des Moines. At September 30, 2013, $47 million of collateral was pledged and $37 million of advances were outstanding with FHLB Des Moines.

We renewed a $500 million committed secured facility during the third quarter and extended the revolving period by one year to September 2015. During the second quarter CIT renewed two Vendor Finance conduit facilities, one at the Bank and one in the U.K., both at more attractive terms. In March 2013, CIT closed a CAD250 million committed multi-year conduit facility that allows the Canadian Vendor Finance business to fund both existing assets and new originations at attractive terms.

GSI Facilities

At September 30, 2013, a total of $3,195 million of financing and leasing assets and secured debt totaling $1,952 million issued to investors was outstanding under the GSI Facilities. After adjustment to the amount of actual qualifying borrowing base under terms of the GSI Facilities, this secured debt provided for usage of $1,734 million of the maximum notional amount of the GSI Facilities. The remaining $391 million of the maximum notional amount represents the unused portion of the GSI Facilities and constitutes the notional amount of derivative financial instruments. Unsecured counterparty receivable of $626 million, net of FSA, is owed to CIT from GSI for debt discount, return of collateral posted to GSI and settlements resulting from market value changes to asset-backed securities underlying the structures at September 30, 2013.

Interest expense related to the GSI Facilities is affected by the following:

■	A fixed facility fee of 2.85% per annum times the maximum facility commitment amount,

■	A variable amount based on one-month or three-month USD LIBOR times the “utilized amount” (effectively the “adjusted qualifying borrowing base”) of the total return swap, and

■	A reduction in interest expense due to the recognition of the payment of any OID from GSI on the various asset-backed securities.

See Note 6 — Derivative Financial Instruments for further information.

Debt Ratings

Our debt ratings at September 30, 2013 as rated by Standard & Poor’s Ratings Services (“S&P”), Moody’s Investors Service (“Moody’s”) and Dominion Bond Rating Service (“DBRS”) are presented in the following table.

Debt Ratings as of September 30, 2013

	S&P Ratings Services	Moody’s Investors Service	DBRS
Issuer / Counterparty Credit Rating	BB–	Ba3	BB
Revolving Credit Facility Rating	BB–	Ba3	BBB (Low)
Series C Notes / Senior Unsecured Debt Rating	BB–	Ba3	BB
Outlook	Positive	Stable	Positive

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   73

There were no changes to our debt ratings during the 2013 third quarter. Changes that occurred during the 2013 first quarter included: (1) On January 8, 2013, Moody’s upgraded our issuer / counterparty credit and Series C/senior unsecured debt rating by one notch to Ba3/Stable from B1/Stable and (2) On February 12, 2013 S&P changed our debt ratings outlook to positive from stable.

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

Rating agencies indicate that they base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix, level and quality of earnings, and the current legislative and regulatory environment, including implied government support. In addition, rating agencies themselves have been subject to scrutiny arising from the financial crisis and could make or be required to make substantial changes to their ratings policies and practices, particularly in response to legislative and regulatory changes, including as a result of provisions in Dodd-Frank. Potential changes in the legislative and regulatory environment and the timing of those changes could impact our ratings, which as noted above could impact our liquidity and financial condition.

A debt rating is not a recommendation to buy, sell or hold securities, and the ratings are subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

Tax Implications of Cash in Foreign Subsidiaries

Cash and short term investments held by foreign subsidiaries, including cash available to the BHC and restricted cash, at September 30, 2013 and December 31, 2012 totaled $2.2 billion and $1.6 billion, respectively.

With respect to the Company’s investments in foreign subsidiaries, management had historically asserted the intent to indefinitely reinvest the unremitted earnings of its foreign subsidiaries with very limited exceptions.

In the quarter ended December 31, 2011, Management decided to no longer assert its intent to indefinitely reinvest its foreign earnings, except for foreign subsidiaries in select jurisdictions. This decision was driven by events during the course of the year that culminated in Management’s conclusion during the quarter that it may need to repatriate foreign earnings to address certain long-term investment and funding strategies. As of September 30, 2013, Management continues to maintain the position with regard to its assertion.

Contractual Payments and Commitments

The following tables summarize significant contractual payments and contractual commitment expirations at September 30, 2013. Certain amounts in the payments table are not the same as the respective balance sheet totals, because this table is based on contractual amounts and excludes FSA discounts, in order to better reflect projected contractual payments. Likewise, actual cash flows will vary materially from those depicted in the payments table as further explained in the table footnotes.

Payments for the Twelve Months Ended September 30(1) (dollars in millions)

	Total	2014	2015	2016	2017	2018+
Secured borrowings(2)	$9,153.5	$1,154.9	$1,275.4	$1,034.9	$744.3	$4,944.0
Senior unsecured	12,551.4	1,300.0	1,500.0	–	3,000.0	6,751.4
Total Long-term borrowings	21,704.9	2,454.9	2,775.4	1,034.9	3,744.3	11,695.4
Deposits	11,806.2	6,300.4	1,685.5	818.0	709.2	2,293.1
Credit balances of factoring clients	1,278.4	1,278.4	–	–	–	–
Lease rental expense	193.5	60.6	26.9	23.6	22.3	60.1
Total contractual payments	$34,983.0	$10,094.3	$4,487.8	$1,876.5	$4,475.8	$14,048.6

(1)	Projected payments of debt interest expense and obligations relating to postretirement programs are excluded.

(2)	Includes non-recourse secured borrowings, which are generally repaid in conjunction with the pledged receivable maturities.

As detailed in the table above, we have $2.8 billion of unsecured debt maturities over the next two years that have an average cost of about 5%. We plan to pay them off in part through cash generating activities at the BHC, including proceeds from sales of assets and platforms.

74   CIT GROUP INC

Commitment Expiration by Twelve Month Periods Ended September 30 (dollars in millions)

	Total	2014	2015	2016	2017	2018+
Financing commitments	$4,240.3	$645.9	$255.7	$1,087.3	$844.7	$1,406.7
Aerospace manufacturer purchase commitments(1)	9,253.6	1,156.5	688.9	1,127.7	814.7	5,465.8
Rail and other manufacturer purchase commitments	1,485.6	1,008.4	406.0	71.2	–	–
Letters of credit	337.3	67.9	13.3	56.4	84.6	115.1
Deferred purchase agreements	2,044.7	2,044.7	–	–	–	–
Guarantees, acceptances and other recourse obligations	18.4	14.8	2.6	1.0	–	–
Liabilities for unrecognized tax obligations(2)	320.8	5.0	315.8	–	–	–
Total contractual commitments	$17,700.7	$4,943.2	$1,682.3	$2,343.6	$1,744.0	$6,987.6

(1)	Aerospace commitments are net of amounts on deposit with manufacturers.

(2)	The balance cannot be estimated past 2015; therefore the remaining balance is reflected in 2015.

Financing commitments increased from $3.3 billion at December 31, 2012 to $4.2 billion at September 30, 2013. This includes commitments that have been extended to and accepted by customers or agents, but on which the criteria for funding have not been completed of $546 million at September 30, 2013 and $325 million at December 31, 2012. Also included are Trade Finance credit line agreements with an amount available, net of amount of receivables assigned to us, of $266 million at September 30, 2013.

At September 30, 2013, substantially all our undrawn financing commitments were senior facilities, with approximately 81% secured by equipment or other assets and the remainder comprised of cash flow or enterprise value facilities. Most of our undrawn and available financing commitments are in Corporate Finance. The top ten undrawn commitments totaled $371 million at September 30, 2013.

The table above includes approximately $0.9 billion of undrawn financing commitments at September 30, 2013 and $0.6 billion at December 31, 2012 that were not in compliance with contractual obligations, and therefore CIT does not have the contractual obligation to lend.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   75

CAPITAL

The Company is subject to various regulatory capital requirements. CIT’s capital ratios have been consistently strong. Capital ratio trends and capital levels reflect growth in underlying assets as well as the FSA impact of accelerated refinancing and repayment of high cost debt.

Tier 1 Capital and Total Capital Components (dollars in millions)

Tier 1 Capital	September 30, 2013	December 31, 2012
Total stockholders’ equity	$8,845.0	$8,334.8
Effect of certain items in accumulated other comprehensive loss excluded from Tier 1 Capital	42.5	41.1
Adjusted total equity	8,887.5	8,375.9
Less: Goodwill	(341.2)	(345.9)
Disallowed intangible assets	(22.4)	(32.7)
Investment in certain subsidiaries	(33.1)	(34.4)
Other Tier 1 components(1)	(39.7)	(68.0)
Tier 1 Capital	8,451.1	7,894.9
Tier 2 Capital
Qualifying reserve for credit losses and other reserves(2)	385.2	402.6
Less: Investment in certain subsidiaries	(33.1)	(34.4)
Other Tier 2 components(3)	–	0.5
Total qualifying capital	$8,803.2	$8,263.6
Risk-weighted assets	$50,533.0	$48,580.1
BHC Ratios
Tier 1 Capital Ratio	16.7%	16.3%
Total Capital Ratio	17.4%	17.0%
Tier 1 Leverage Ratio	18.7%	18.3%
CIT Bank Ratios
Tier 1 Capital Ratio	18.5%	21.5%
Total Capital Ratio	19.8%	22.7%
Tier 1 Leverage Ratio	17.9%	20.2%

(1)	Includes the portion of net deferred tax assets that does not qualify for inclusion in Tier 1 capital based on the capital guidelines, the Tier 1 capital charge for nonfinancial equity investments and the Tier 1 capital deduction for net unrealized losses on available-for-sale marketable securities (net of tax).

(2)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit, and deferred purchase agreements, all of which are recorded in Other Liabilities.

(3)	Banking organizations are permitted to include in Tier 2 Capital up to 45% of net unrealized pre-tax gains on available for sale equity securities with readily determinable fair values.

On May 30, 2013, our Board of Directors approved the repurchase of up to $200 million of common stock through December 31, 2013. As of September 30, 2013, we have repurchased 1.1 million shares at an average price of $47.36 per share ($51 million). Management will determine the timing and amount of any share repurchases under the share repurchase authorizations based on market conditions and other considerations. The repurchases will be effected in the open market through derivative, accelerated repurchase and other negotiated transactions, or through plans designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended.

On October 21, 2013, the Board of Directors declared a quarterly cash dividend of $0.10 per share on its outstanding common stock. The common stock dividend is payable on November 29, 2013 to common shareholders of record November 15, 2013.

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

76   CIT GROUP INC

The reconciliation of balance sheet assets to risk-weighted assets is presented below:

Risk-Weighted Assets (dollars in millions)

	September 30, 2013	December 31, 2012
Balance sheet assets	$46,224.0	$44,012.0
Risk weighting adjustments to balance sheet assets	(10,161.8)	(9,960.4)
Off balance sheet items(1)	14,470.8	14,528.5
Risk-weighted assets	$50,533.0	$48,580.1

(1)	Primarily reflects commitments to purchase aircraft and rail, unused lines of credit, letters of credit and deferred purchase agreements. For 2012, also includes commitment for a portfolio of commercial loans purchased in 2013.

Regulatory Capital Guidelines and Changes

The regulatory capital guidelines currently applicable to the Company are based on the Capital Accord of the Basel Committee on Banking Supervision (Basel I). We compute capital ratios in accordance with Federal Reserve capital guidelines for assessing adequacy of capital. To be well capitalized, a BHC generally must maintain Tier 1 and Total Capital Ratios of at least 6% and 10%, respectively. The Federal Reserve Board also has established minimum guidelines. The minimum ratios are: Tier 1 Capital Ratio of 4.0%, Total Capital Ratio of 8.0% and Tier 1 Leverage Ratio of 4.0%. In order to be considered a “well capitalized” depository institution under FDIC guidelines, the Bank must maintain a Tier 1 Capital Ratio of at least 6%, a Total Capital Ratio of at least 10%, and a Tier 1 Leverage Ratio of at least 5%.

In December 2010, the Basel Committee on Banking Supervision released its final framework for strengthening international capital and liquidity regulation (“Basel III”). In July 2013, the Board of Governors of the Federal Reserve and the Federal Deposit Insurance Corporation issued a final rule (“Basel III Final Rule”) implementing revised risk-based capital and leverage requirements for banking organizations proposed under Basel III. CIT Group, as well as the Bank, will be subject to the Basel III Final Rule as of January 1, 2015.

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

In addition, under the current general risk-based capital rules, the effects of certain components of AOCI included in shareholders’ equity (for example, marks-to-market of securities held in the AFS portfolio) under U.S. GAAP are reversed for the purposes of determining regulatory capital ratios. Pursuant to the Basel III Final Rule, the effects of these AOCI items are not excluded; however, non-advanced approaches banking organizations, including the Company and the Bank, may make a one-time permanent election to continue to exclude the AOCI items currently excluded under Basel I. This election must be made concurrently with the first filing of certain of the Company’s and the Bank’s periodic regulatory reports in the beginning of 2015. The Company and the Bank are considering whether to make such election. The Basel III Final Rule also precludes certain hybrid securities, such as trust preferred securities, from inclusion in bank holding companies’ Tier 1 capital. CIT Group does not have any hybrid securities, such as trust preferred securities, outstanding at September 30, 2013.

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

With respect to the Bank, the Basel III Final Rule revises the “prompt corrective action” (“PCA”) regulations adopted pursuant to Section 38 of the Federal Deposit Insurance Act, by: (i) introducing a CET1 ratio requirement at each PCA category (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The Basel III Final Rule does not change the total risk-based capital requirement for any PCA category.

At September 30, 2013, the Company’s and the Bank’s capital ratios and capital composition exceed the post-transition minimum capital requirements at January 2019. CIT’s capital stock is substantially all Tier 1 Common equity and generally does not include non-qualifying capital instruments subject to transitional deductions. Both CIT and the Bank are subject to a minimum Tier 1 Leverage ratio of 4%. We continue to believe that, as of September 30, 2013, the Company and the Bank would meet all capital requirements under the Basel III Final Rule, including the capital conservation buffer, on a fully phased-in basis as if such requirements were currently effective. As non-advanced approaches banking organizations, CIT Group and the Bank will not be subject to the Countercyclical Buffer or the supplementary leverage ratio.

Liquidity Coverage Ratio Test

On October 24, 2013, the Board of Governors of the Federal Reserve System issued a proposed rule to create a standardized minimum liquidity requirement for large and internationally active banking organizations. These institutions would be required to hold minimum amounts of high-quality, liquid assets, such as central bank reserves and government and corporate debt that can be converted easily and quickly into cash. Each institution would be required to hold these high quality, liquid assets in an amount equal to or greater than its projected cash outflows minus its projected cash inflows during a short-term stress period. The ratio of the firms’ liquid assets to its projected net cash outflow is its “liquidity coverage ratio” (“LCR”).

The LCR would apply to all internationally active banking organizations – generally those with $250 billion or more in total consolidated assets or $10 billion or more in on-balance sheet foreign exposure – and to systemically important, non-bank financial institutions. The proposed rule also would apply a less stringent, modified LCR to bank holding companies that have more than $50 billion in total assets.

The liquidity proposal is based on a standard agreed to by the Basel Committee on Banking Supervision and would establish an enhanced prudential liquidity standard consistent with Section 165 of the Dodd-Frank Act. Comments on the notice of proposed rulemaking must be received by January 31, 2014. Since the Company is currently below $50 billion in total assets and $10 billion in on-balance sheet foreign exposure, the proposed rule would not apply to us at the present time if implemented in its current form.

Net Stable Funding Ratio Test

The U.S. bank regulatory agencies have not issued final rules implementing the Net Stable Funding Ratio test called for by the Basel III proposals.

See the “Regulation” section of Item 1 Business Overview in our 2012 Form 10-K for further detail regarding regulatory matters.

78   CIT GROUP INC

CIT BANK

The Bank is a state-chartered commercial bank headquartered in Salt Lake City, Utah, that is subject to regulation and examination by the Federal Deposit Insurance Corporation and the Utah Department of Financial Institutions and is our principal bank subsidiary. The Bank originates and funds lending and leasing activity in the U.S. for CIT’s commercial business segments. The Bank continued to grow its assets in 2013 as it funded essentially all of the U.S. loan and lease volume, while deposits grew in support of the increased business. The Bank’s capital and leverage ratios are included in the tables that follow and remain well above required levels.

Total assets were $14.7 billion at September 30, 2013, up from $12.2 billion at December 31, 2012 and $11.6 billion a year ago, and comprised mainly of commercial financing and leasing assets and cash. Cash and cash equivalents was $2.5 billion at September 30, 2013, down from $3.4 billion at December 31, 2012 and from $3.6 billion at September 30, 2012. The decline reflected amounts used for the funding of new business volume and first quarter purchase of a commercial loan portfolio.

Commercial loans totaled $10.9 billion at September 30, 2013, up from $8.0 billion at December 31, 2012 and $6.8 billion at September 30, 2012. Commercial loans grew during the quarter, reflecting solid new business activity, while the year-to-date increase also reflected the purchase of an approximately $720 million portfolio of corporate loans. The Bank funded $1.7 billion of new business volume during the quarter, which represented nearly all of the new U.S. volumes for Corporate Finance, Transportation Finance and Vendor Finance. Funded volumes were up 20% from the year-ago quarter and down 10% sequentially due to seasonality. Year-to-date, funded volumes were up 25%. The year over year increases reflected higher volumes in each of the three segments, including financing in newer initiatives such as maritime finance and real estate lending. Operating lease equipment of $1.1 billion, comprised primarily of railcars, increased from $0.7 billion at December 31, 2012 and $0.5 billion at September 30, 2012.

Deposits at September 30, 2013 were $11.8 billion, up from $9.6 billion at December 31, 2012 and $8.6 billion at September 30, 2012. The weighted average rate on outstanding deposits was 1.5% at quarter end, down from 1.6% at December 31, 2012 and 1.8% at September 30, 2012. Deposits originated through our online bank represent more than half of total deposits. The Bank began offering on-line Individual Retirement Accounts (“IRAs”) in March 2013 to supplement its growing suite of product offerings.

The following presents condensed financial information for the Bank.

Condensed Balance Sheets (dollars in millions)

	September 30, 2013	December 31, 2012
ASSETS:
Cash and deposits with banks	$2,459.7	$3,351.3
Investment securities	170.0	123.3
Assets held for sale	79.0	32.9
Commercial loans	10,850.6	8,036.9
Allowance for loan losses	(189.7)	(133.7)
Operating lease equipment, net	1,100.4	650.0
Other assets	196.3	164.6
Total Assets	$14,666.3	$12,225.3
LIABILITIES AND EQUITY:
Deposits	$11,784.4	$9,615.8
Long-term borrowings	147.1	49.6
Other liabilities	181.5	122.7
Total Liabilities	12,113.0	9,788.1
Total Equity	2,553.3	2,437.2
Total Liabilities and Equity	$14,666.3	$12,225.3
Capital Ratios:
Tier 1 Capital Ratio	18.5%	21.5%
Total Capital Ratio	19.8%	22.7%
Tier 1 Leverage ratio	17.9%	20.2%

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   79

Condensed Balance Sheets (dollars in millions) continued

	September 30, 2013	December 31, 2012
Financing and Leasing Assets by Segment:
Corporate Finance	$7,344.1	$5,314.4
Transportation Finance	2,483.1	1,807.8
Vendor Finance	2,145.7	1,539.5
Trade Finance	57.1	58.1
Total	$12,030.0	$8,719.8

Condensed Statements of Operations (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2013	2013	2012	2013	2012
Interest income	$141.8	$134.7	$98.9	$398.4	$270.0
Interest expense	(42.6)	(42.8)	(38.0)	(124.7)	(110.2)
Net interest revenue	99.2	91.9	60.9	273.7	159.8
Provision for credit losses	(29.6)	(16.9)	(12.1)	(67.3)	(45.6)
Net interest revenue, after credit provision	69.6	75.0	48.8	206.4	114.2
Rental income on operating leases	36.1	31.5	12.0	93.1	20.9
Other income	31.5	30.6	28.2	90.0	96.1
Total net revenue, net of interest expense and credit provision	137.2	137.1	89.0	389.5	231.2
Operating expenses	(78.8)	(77.2)	(50.7)	(223.6)	(124.3)
Depreciation on operating lease equipment	(16.9)	(14.8)	(5.8)	(42.5)	(12.0)
Income before provision for income taxes	41.5	45.1	32.5	123.4	94.9
Provision for income taxes	(16.6)	(18.3)	(13.1)	(49.5)	(34.8)
Net income	$24.9	$26.8	$19.4	$73.9	$60.1
New business volume – funded	$1,651.5	$1,841.6	$1,378.6	$5,006.3	$4,001.2

The Bank’s results benefited from higher earning assets and credit metrics remained solid, with net charge-offs as a percentage of average finance receivables (“AFR”) of 0.19%, 0.14% and 0.14%, for the current quarter, year-ago quarter and prior quarter, respectively. Net charge-offs as a percentage of AFR were 0.16% and 0.18% for the nine months ended September 30, 2013 and 2012, respectively. The increase in provision for credit losses from prior periods largely corresponds to asset growth. The Bank’s provision in 2013 is partially offset by reserve release in the BHC entities due to asset run-off outside the Bank.

Other income was up modestly from the year-ago quarter and prior quarter. Operating expenses increased from the year-ago quarter due to higher employee costs, reflecting the transfer of employees in 2012 from the bank holding company into the bank. Both sequential and year-over-year results include higher expenses related to growth.

Net Finance Revenue(1) and Net Finance Margin (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2013	2013	2012	2013	2012
Interest income	$141.8	$134.7	$98.9	$398.4	$270.0
Rental income on operating leases	36.1	31.5	12.0	93.1	20.9
Finance revenue	177.9	166.2	110.9	491.5	290.9
Interest expense	(42.6)	(42.8)	(38.0)	(124.7)	(110.2)
Depreciation on operating lease equipment	(16.9)	(14.8)	(5.8)	(42.5)	(12.0)
Net finance revenue	$118.4	$108.6	$67.1	$324.3	$168.7
Average Earning Assets (“AEA”)	$11,598.1	$10,697.9	$7,303.6	$10,549.7	$6,865.7
Average Operating Lease Equipment (“AOL”)	$1,000.1	$850.8	$349.2	$854.8	$191.2
As a % of AEA:
Finance revenue	6.13%	6.21%	6.08%	6.21%	5.65%
Interest expense and depreciation on operating lease equipment	(2.05)%	(2.15)%	(2.40)%	(2.11)%	(2.37)%
Net finance margin (“NFM”)	4.08%	4.06%	3.68%	4.10%	3.28%
Net operating lease revenue %	7.68%	7.85%	7.10%	7.89%	6.21%

(1)	Net finance revenue and AEA are non-GAAP measures.

80   CIT GROUP INC

As detailed in the above table, NFR increased primarily on commercial asset growth. Average earning assets increased reflecting new business. Partially offsetting the increased revenues was lower net FSA accretion, which totaled less than $1 million during the current quarter, compared to $4 million in the year-ago quarter and $2 million in the prior quarter. Year-to-date, FSA accretion totaled $4 million in 2013 and $22 million in 2012. The Bank continued to grow its operating lease portfolio. Net operating lease revenue was $17 million for the current quarter, compared to net operating lease revenue of $6 million and $17 million in the prior-year and prior quarters, respectively.

NFM increased from the year-ago quarter, reflecting lower funding costs. Year-to-date also highlights the benefits of the change in portfolio mix, revenue earned on higher yielding commercial assets in 2013, while the prior year included revenue from lower yielding consumer assets, principally student loans that were sold or ran off, all partially offset by a decrease in FSA accretion.

SELECT DATA AND AVERAGE BALANCES

Select Data (dollars in millions)

	At or for the Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2013	2013	2012	2013	2012
Select Statement of Operations Data
Net interest revenue	$59.4	$70.2	$(440.5)	$193.5	$(1,318.7)
Provision for credit losses	(16.4)	(14.6)	–	(50.5)	(51.5)
Total non-interest income	545.9	531.7	532.5	1,592.6	1,814.0
Total other expenses	(375.2)	(371.0)	(386.5)	(1,124.8)	(1,150.4)
Net income (loss)	199.6	183.6	(299.2)	545.8	(799.1)
Per Common Share Data
Diluted income (loss) per common share	$0.99	$0.91	$(1.49)	$2.70	$(3.98)
Book value per common share	$44.16	$43.16	$40.37
Tangible book value per common share	$42.36	$41.33	$38.47
Performance Ratios
Return on average common stockholders’ equity	9.1%	8.5%	(14.3)%	8.5%	(12.5)%
Net finance revenue as a percentage of average earning assets	4.22%	4.53%	(1.60)%	4.40%	(1.59)%
Return on average total assets	1.76%	1.64%	(2.71)%	1.62%	(2.40)%
Total ending equity to total ending assets	19.2%	19.5%	18.6%
Balance Sheet Data
Loans	$21,822.7	$21,678.3	$20,383.4
Allowance for loan losses	(356.1)	(367.2)	(397.9)
Operating lease equipment, net	12,577.1	12,326.2	12,086.7
Goodwill and intangible assets, net	360.7	369.3	383.2
Total cash and short-term investments	7,381.6	6,918.9	7,205.6
Total assets	46,224.0	44,631.0	43,600.1
Deposits	11,806.1	11,171.3	8,709.3
Total long-term borrowings	21,390.2	21,001.7	22,925.5
Total common stockholders’ equity	8,845.0	8,677.2	8,108.9
Credit Quality
Non-accrual loans as a percentage of finance receivables	1.18%	1.28%	2.02%
Net charge-offs as a percentage of average finance receivables	0.50%	0.53%	0.36%	0.40%	0.37%
Allowance for loan losses as a percentage of finance receivables	1.63%	1.69%	1.95%
Financial Ratios
Tier 1 Capital Ratio	16.7%	16.3%	16.7%
Total Capital Ratio	17.4%	17.0%	17.5%

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   81

Quarterly Average Balances(1) and Associated Income (dollars in millions)

	September 30, 2013			June 30, 2013			September 30, 2012
	Average Balance	Revenue / Expense	Average Rate (%)	Average Balance	Revenue / Expense	Average Rate (%)	Average Balance	Revenue / Expense	Average Rate (%)
Interest bearing deposits	$4,604.2	$4.0	0.35%	$4,760.0	$4.3	0.36%	$6,408.1	$5.8	0.36%
Investments	2,041.3	2.8	0.55%	1,658.3	2.8	0.68%	1,115.3	2.2	0.79%
Loans (including held for sale)(2)(3)
U.S.	18,425.6	241.4	5.63%	18,106.2	248.1	5.88%	17,067.8	260.8	6.57%
Non-U.S.	4,193.5	89.2	8.51%	4,188.6	96.4	9.21%	3,965.9	106.7	10.76%
Total loans(2)	22,619.1	330.6	6.19%	22,294.8	344.5	6.54%	21,033.7	367.5	7.41%
Total interest earning assets / interest income(2)(3)	29,264.6	337.4	4.82%	28,713.1	351.6	5.12%	28,557.1	375.5	5.49%
Operating lease equipment, net (including held for sale)(4)
U.S.(4)	6,497.9	148.2	9.12%	6,447.0	156.8	9.73%	6,302.6	147.5	9.36%
Non-U.S.(4)	6,155.1	149.9	9.74%	6,267.5	154.3	9.85%	6,252.1	163.8	10.48%
Total operating lease equipment, net(4)	12,653.0	298.1	9.42%	12,714.5	311.1	9.79%	12,554.7	311.3	9.92%
Total earning assets(2)	41,917.6	$635.5	6.25%	41,427.6	$662.7	6.59%	41,111.8	$686.8	6.88%
Non-interest earning assets
Cash and due from banks	1,360.6			1,068.0			941.0
Allowance for loan losses	(363.4)			(376.0)			(406.6)
All other non-interest earning assets	2,567.1			2,565.1			2,559.5
Total Average Assets	$45,481.9			$44,684.7			$44,205.7
Borrowings
Deposits	$11,501.4	$44.2	1.54%	$11,009.6	$44.8	1.63%	$7,977.5	$38.4	1.93%
Long-term borrowings(5)	21,214.0	233.8	4.41%	21,320.7	236.6	4.44%	24,017.8	777.6	12.95%
Total interest-bearing liabilities	32,715.4	$278.0	3.40%	32,330.3	$281.4	3.48%	31,995.3	$816.0	10.20%
Credit balances of factoring clients	1,264.8			1,222.2			1,190.7
Other non-interest bearing liabilities	2,712.0			2,517.5			2,652.7
Noncontrolling interests	9.8			9.1			5.7
Stockholders’ equity	8,779.9			8,605.6			8,361.3
Total Average Liabilities and Stockholders’ Equity	$45,481.9			$44,684.7			$44,205.7
Net revenue spread			2.85%			3.11%			(3.32)%
Impact of non-interest bearing sources			0.67%			0.68%			2.03%
Net revenue/yield on earning assets(2)		$357.5	3.52%		$381.3	3.79%		($129.2)	(1.29)%

(1) – (5)	See following table for footnote explanations.

82   CIT GROUP INC

Year to Date Average Balances(1) and Associated Income (dollars in millions)

	September 30, 2013			September 30, 2012
	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)
Interest bearing deposits	$4,990.4	$11.8	0.32%	$6,132.1	$15.8	0.34%
Investments	1,766.1	8.5	0.64%	1,393.6	8.0	0.77%
Loans (including held for sale)(2)(3)
U.S.	17,947.5	744.0	5.93%	17,277.2	881.3	7.29%
Non-U.S.	4,184.3	280.5	8.94%	3,995.6	307.0	10.25%
Total loans(2)	22,131.8	1,024.5	6.53%	21,272.8	1,188.3	7.88%
Total interest earning assets / interest income(2)(3)	28,888.3	1,044.8	5.04%	28,798.5	1,212.1	5.85%
Operating lease equipment, net (including held for sale)(4)
U.S.(4)	6,443.1	452.4	9.36%	6,104.0	435.7	9.52%
Non-U.S.(4)	6,253.7	458.4	9.77%	6,279.5	494.0	10.49%
Total operating lease equipment, net(4)	12,696.8	910.8	9.56%	12,383.5	929.7	10.01%
Total earning assets(2)	41,585.1	$1,955.6	6.46%	41,182.0	$2,141.8	7.14%
Non interest earning assets
Cash and due from banks	1,073.7			1,003.3
Allowance for loan losses	(371.7)			(409.5)
All other non-interest earning assets	2,576.5			2,707.3
Total Average Assets	$44,863.6			$44,483.1
Borrowings
Deposits	$10,897.0	$131.3	1.61%	$7,183.2	$110.0	2.04%
Long-term borrowings(5)	21,474.0	720.0	4.47%	24,921.5	2,420.8	12.95%
Total interest-bearing liabilities	32,371.0	$851.3	3.51%	32,104.7	$2,530.8	10.51%
Credit balances of factoring clients	1,225.4			1,170.4
Other non-interest bearing liabilities	2,652.5			2,656.4
Noncontrolling interests	8.7			4.8
Stockholders’ equity	8,606.0			8,546.8
Total Average Liabilities and Stockholders’ Equity	$44,863.6			$44,483.1
Net revenue spread			2.95%			(3.37)%
Impact of non-interest bearing sources			0.70%			2.07%
Net revenue/yield on earning assets(2)		$1,104.3	3.65%		($389.0)	(1.30)%

(1)	The average balances presented are derived based on month end balances during the year. Tax exempt income was not significant in any of the years presented. Average rates are impacted by FSA accretion and amortization.

(2)	The rate presented is calculated net of average credit balances for factoring clients.

(3)	Non-accrual loans and related income are included in the respective categories.

(4)	Operating lease rental income is a significant source of revenue; therefore, we have presented the rental revenues net of depreciation.

(5)	Interest and average rates include FSA accretion, including amounts accelerated due to redemptions or extinguishments, and accelerated original issue discount on debt extinguishment related to the GSI facility.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   83

The average long-term borrowings balances presented below were derived based on daily balances and the average rates are based on a 30 days per month day count convention. The average rates include FSA accretion, including amounts accelerated due to redemptions or extinguishments and prepayment costs.

Average Daily Long-term Borrowings Balances and Rates (dollars in millions)

	Quarters Ended
	September 30, 2013			June 30, 2013			September 30, 2012
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Revolving Credit Facility(1)	$–	$3.9	–	$–	$4.0	–	$354.6	$5.1	5.75%
Senior Unsecured Notes(2)	12,283.8	160.7	5.23%	11,795.5	162.4	5.51%	13,707.2	676.8	19.75%
Secured borrowings(2)	9,035.6	69.2	3.06%	9,557.2	70.2	2.94%	10,544.7	95.7	3.63%
Long-term Borrowings	$21,319.4	$233.8	4.38%	$21,352.7	$236.6	4.43%	$24,606.5	$777.6	12.64%

	Nine Months Ended
	September 30, 2013			September 30, 2012
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Revolving Credit Facility(1)	$–	$11.8	–	$341.0	$14.8	5.79%
Senior Unsecured Notes(2)	11,965.4	496.1	5.53%	13,331.6	1,449.7	14.50%
Secured borrowings(2)	9,530.0	212.1	2.97%	10,378.6	272.5	3.50%
Series A Notes	–	–	–	1,141.6	683.8	79.86%
Long-term Borrowings	$21,495.4	$720.0	4.47%	$25,192.8	$2,420.8	12.81%

(1)	Interest expense and average rate includes Facility commitment fees and amortization of Facility deal costs.

(2)	Interest expense includes accelerated FSA accretion (amortization) on debt extinguishment, as presented in the following table.

Accelerated FSA accretion (amortization) on debt extinguishment (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2013	2013	2012	2013	2012
Senior Unsecured Notes	$–	$8.1	$453.9	$25.9	$718.8
Series A Notes	–	–	–	–	596.9
Total	$–	$8.1	$453.9	$25.9	$1,315.7

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

84   CIT GROUP INC

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

Total Net Revenues(1) and Net Operating Lease Revenues(2) (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2013	2013	2012	2013	2012
Total Net Revenue(1)
Interest income	$337.4	$351.6	$375.5	$1,044.8	$1,212.1
Rental income on operating leases	441.1	452.4	445.8	1,338.4	1,332.6
Finance revenue	778.5	804.0	821.3	2,383.2	2,544.7
Interest expense	(278.0)	(281.4)	(816.0)	(851.3)	(2,530.8)
Depreciation on operating lease equipment	(143.0)	(141.3)	(134.5)	(427.6)	(402.9)
Net finance revenue (NFR)	357.5	381.3	(129.2)	1,104.3	(389.0)
Other income	104.8	79.3	86.7	254.2	481.4
Total net revenues	$462.3	$460.6	$(42.5)	$1,358.5	$92.4
Net Operating Lease Revenue(2)
Rental income on operating leases	$441.1	$452.4	$445.8	$1,338.4	$1,332.6
Depreciation on operating lease equipment	(143.0)	(141.3)	(134.5)	(427.6)	(402.9)
Net operating lease revenue	$298.1	$311.1	$311.3	$910.8	$929.7

Adjusted NFR ($) and NFM (%) (dollars in millions)

	Quarters Ended
	September 30, 2013		June 30, 2013		September 30, 2012
NFR / NFM	$357.5	4.22%	$381.3	4.53%	$(129.2)	(1.60)%
Accelerated FSA net discount/(premium) on debt extinguishments and repurchases	–	–	8.1	0.09%	453.9	5.62%
Adjusted NFR / NFM	$357.5	4.22%	$389.4	4.62%	$324.7	4.02%

	Nine Months Ended September 30,
	2013		2012
NFR / NFM	$1,104.3	4.40%	$(389.0)	(1.59)%
Accelerated FSA net discount/(premium) on debt extinguishments and repurchases	25.9	0.10%	1,315.7	5.38%
Adjusted NFR / NFM	$1,130.2	4.50%	$926.7	3.79%

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   85

Operating Expenses(3) (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2013	2013	2012	2013	2012
Operating expenses	$(232.2)	$(229.7)	$(235.2)	$(697.2)	$(686.3)
Provision for severance and facilities exiting activities	3.2	9.5	5.0	18.4	11.0
Operating expenses excluding restructuring costs	$(229.0)	$(220.2)	$(230.2)	$(678.8)	$(675.3)

Impacts of Debt Redemption Charges on Pre-tax Income (Loss) (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2013	2013	2012	2013	2012
Pre-tax income/(loss)	$213.7	$216.3	$(294.5)	$610.8	$(706.6)
Accelerated FSA net discount/(premium) on debt extinguishments and repurchases	–	8.1	453.9	25.9	1,315.7
Debt related – loss on debt extinguishments	–	–	16.8	–	61.2
Total debt redemption charges	–	8.1	470.7	25.9	1,376.9
Pre-tax income – excluding debt redemption charges(4)	$213.7	$224.4	$176.2	$636.7	$670.3

Earning Assets(5) (dollars in millions)

	September 30, 2013	June 30, 2013	September 30, 2012
Loans	$21,822.7	$21,678.3	$20,383.4
Operating lease equipment, net	12,577.1	12,326.2	12,086.7
Assets held for sale	1,122.2	1,186.6	1,421.1
Credit balances of factoring clients	(1,278.4)	(1,205.0)	(1,224.9)
Total earning assets	$34,243.6	$33,986.1	$32,666.3
Commercial segments earning assets	$30,783.9	$30,455.9	$28,369.7

Tangible Book Value (dollars in millions)

	September 30, 2013	June 30, 2013	September 30, 2012
Total common stockholders’ equity	$8,845.0	$8,677.2	$8,108.9
Less: Goodwill	(338.3)	(344.5)	(345.9)
Intangible assets	(22.4)	(24.8)	(37.3)
Tangible book value	$8,484.3	$8,307.9	$7,725.7

(1)	Total net revenues is a non-GAAP measure that represents the combination of net finance revenue and other income and is an aggregation of all sources of revenue for the Company. Total net revenues is used by management to monitor business performance. Given our asset composition includes a high level of operating lease equipment (37% of average earning assets), NFM is a more appropriate metric than net interest margin (“NIM”) (a common metric used by other bank holding companies), as NIM does not fully reflect the earnings of our portfolio because it includes the impact of debt costs of all our assets but excludes the net revenue (rental revenue less depreciation) from operating leases.

(2)	Net operating lease revenue is a non-GAAP measure that represents the combination of rental income on operating leases less depreciation on operating lease equipment. Net operating lease revenues is used by management to monitor portfolio performance.

(3)	Operating expenses excluding restructuring charges is a non-GAAP measure used by management to compare period over period expenses.

(4)	Pre-tax income excluding debt redemption charges is a non-GAAP measure used by management to compare period over period operating results.

(5)	Earning assets is a non-GAAP measure and are utilized in certain revenue and earnings ratios. Earning assets are net of credit balances of factoring clients. This net amount represents the amounts we fund.

86   CIT GROUP INC

FORWARD-LOOKING STATEMENTS

Certain statements contained in this document are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All statements contained herein that are not clearly historical in nature are forward-looking and the words “anticipate,” “believe,” “could,” “expect,” “estimate,” “forecast,” “intend,” “plan,” “potential,” “project,” “target” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to known and unknown risks, uncertainties and contingencies. Forward-looking statements are included, for example, in the discussions about:

■	our liquidity risk and capital management, including our capital plan, leverage, capital ratios, and credit ratings, our liquidity plan, and our plans and the potential transactions designed to enhance our liquidity and capital, and for a return of capital,

■	our plans to change our funding mix and to access new sources of funding to broaden our use of deposit taking capabilities,

■	our credit risk management and credit quality,

■	our asset/liability risk management,

■	accretion and amortization of FSA adjustments,

■	our funding, borrowing costs and net finance revenue,

■	our operational risks, including success of systems enhancements and expansion of risk management and control functions,

■	our mix of portfolio asset classes, including growth initiatives, new business initiatives, new products, acquisitions and divestitures, new business and customer retention,

■	legal risks,

■	our growth rates,

■	our commitments to extend credit or purchase equipment, and

■	how we may be affected by legal proceedings.

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

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   87

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2013. Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.

(b) Changes In Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

88   CIT GROUP INC

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information related to purchases by the Company of its common shares during the quarter ended September 30, 2013:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Total Dollar Amount Purchased Under the Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
				(dollars in millions)	(dollars in millions)
Balance at June 30, 2013			280,933	$12.5	$187.5
Third Quarter Purchases
July 1–31, 2013	–	$–	–	$–
August 1–31, 2013	804,584	$48.40	804,584	38.9
September 1–30, 2013	–	$–	–	–
	804,584	$48.40	804,584	$38.9
Balance at September 30, 2013			1,085,517	$51.4	$148.6

(1)	Shares repurchases subject to a $200 million total.

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

Item 1.  Legal Proceedings  89

ITEM 4.  Mine Safety Disclosure

Not applicable.

ITEM 6.  Exhibits

(a)	Exhibits

3.1	Third Amended and Restated Certificate of Incorporation of the Company, dated December 8, 2009 (incorporated by reference to Exhibit 3.1 to Form 8-K filed December 9, 2009).

3.2	Amended and Restated By-laws of the Company, as amended through December 8, 2009 (incorporated by reference to Exhibit 3.2 to Form 8-K filed December 9, 2009).

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

90   CIT GROUP INC

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

Item 6:  Exhibits  91

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

92   CIT GROUP INC

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

10.3*	Amended and Restated CIT Group Inc. Long-Term Incentive Plan (as amended and restated effective December 10, 2009) (incorporated by reference to Exhibit 4.1 to Form S-8 filed January 11, 2010).

10.4*	CIT Group Inc. Supplemental Retirement Plan (As Amended and Restated Effective as of January 1, 2008) (incorporated by reference to Exhibit 10.27 to Form 10-Q filed May 12, 2008).

10.5*	CIT Group Inc. Supplemental Savings Plan (As Amended and Restated Effective as of January 1, 2008) (incorporated by reference to Exhibit 10.28 to Form 10-Q filed May 12, 2008).

10.6*	New Executive Retirement Plan of CIT Group Inc. (As Amended and Restated as of January 1, 2008) (incorporated by reference to Exhibit 10.29 to Form 10-Q filed May 12, 2008).

10.7*	Letter Agreement, effective February 8, 2010, between CIT Group Inc. and John A. Thain (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 8, 2010).

10.8*	Form of CIT Group Inc. Three Year Stock Salary Award Agreement, dated February 8, 2010 (incorporated by reference to Exhibit 10.2 to Form 8-K filed February 8, 2010).

10.9	Written Agreement, dated August 12, 2009, between CIT Group Inc. and the Federal Reserve Bank of New York (incorporated by reference to Exhibit 10.1 of Form 8-K filed August 13, 2009).

10.10	Form of CIT Group Inc. Two Year Restricted Stock Unit Award Agreement, dated July 29, 2010 (incorporated by reference to Exhibit 10.31 to Form 10-Q filed August 9, 2010).

10.11*	Letter Agreement, dated June 2, 2010, between CIT Group Inc. and Scott T. Parker (incorporated by reference to Exhibit 99.3 to Form 8-K filed July 6, 2010).

10.12	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Unit Retention Award Agreement (incorporated by reference to Exhibit 10.33 to Form 10-Q filed August 9, 2010).

10.13	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.34 to Form 10-Q filed August 9, 2010).

10.14	Form of CIT Group Inc. Long-term Incentive Plan Stock Option Award Agreement (One Year Vesting) (incorporated by reference to Exhibit 10.35 to Form 10-Q filed August 9, 2010).

10.15	Form of CIT Group Inc. Long-term Incentive Plan Stock Option Award Agreement (Three Year Vesting) (incorporated by reference to Exhibit 10.36 to Form 10-Q filed August 9, 2010).

10.16	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Award Agreement (One Year Vesting) (incorporated by reference to Exhibit 10.37 to Form 10-Q filed August 9, 2010).

10.17	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Award Agreement (Three Year Vesting) (incorporated by reference to Exhibit 10.38 to Form 10-Q filed August 9, 2010).

10.18	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Unit Director Award Agreement (Initial Grant) (incorporated by reference to Exhibit 10.39 to Form 10-Q filed August 9, 2010).

10.19	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Unit Director Award Agreement (Annual Grant) (incorporated by reference to Exhibit 10.40 to Form 10-Q filed August 9, 2010).

10.20	Form of Tax Agreement by and between Tyco International Ltd. and CIT (incorporated by reference to Exhibit 10.27 to Amendment No. 2 to the Registration Statement on Form S-1 filed June 12, 2002).

10.21*	Amended and Restated Employment Agreement, dated as of May 7, 2008, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.35 to Form 10-K filed March 2, 2009).

Item 6:  Exhibits  93

10.22*	Amendment to Employment Agreement, dated December 22, 2008, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.37 to Form 10-K filed March 2, 2009).

10.23*	Letter Agreement, dated April 21, 2010, between CIT Group Inc. and Nelson J. Chai (incorporated by reference to Exhibit 10.31 of Form 10-Q filed August 9, 2011).

10.24*	Letter Agreement, dated April 8, 2010, between CIT Group Inc. and Lisa K. Polsky (incorporated by reference to Exhibit 10.32 of Form 10-Q filed August 9, 2011).

10.25	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (with Good Reason) (incorporated by reference to Exhibit 10.33 of Form 10-Q filed August 9, 2011).

10.26	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (without Good Reason) (incorporated by reference to Exhibit 10.34 of Form 10-Q filed August 9, 2011).

10.27**
Airbus A320 NEO Family Aircraft Purchase Agreement, dated as of July 28, 2011, between Airbus S.A.S. and C.I.T. Leasing Corporation (incorporated by reference to Exhibit 10.35 of Form 10-Q/A filed February 1, 2012).

10.28**
Amended and Restated Confirmation, dated June 28, 2012, between CIT TRS Funding B.V. and Goldman Sachs International, and Credit Support Annex and ISDA Master Agreement and Schedule, each dated October 26, 2011, between CIT TRS Funding B.V. and Goldman Sachs International, evidencing a $625 billion securities based financing facility.

10.29**
Third Amended and Restated Confirmation, dated June 28, 2012, between CIT Financial Ltd. and Goldman Sachs International, and Amended and Restated ISDA Master Agreement Schedule, dated October 26, 2011 between CIT Financial Ltd. and Goldman Sachs International, evidencing a $1.5 billion securities based financing facility.

10.30**
ISDA Master Agreement and Credit Support Annex, each dated June 6, 2008, between CIT Financial Ltd. and Goldman Sachs International related to a $1.5 billion securities based financing facility (incorporated by reference to Exhibit 10.34 to Form 10-Q filed August 11, 2008).

10.31*	Letter Agreement, dated February 24, 2012, between CIT Group Inc. and Andrew T. Brandman (incorporated by reference to Exhibit 99.2 of Form 8-K filed April 12, 2012).

10.32	Form of CIT Group Inc. Long-Term Incentive Plan Performance Stock Unit Award Agreement (with Good Reason) (incorporated by reference to Exhibit 10.36 to Form 10-K filed May 10, 2012).

10.33	Form of CIT Group Inc. Long-Term Incentive Plan Performance Stock Unit Award Agreement (without Good Reason) (incorporated by reference to Exhibit 10.37 to Form 10-K filed May 10, 2012).

10.34*	Assignment and extension of Employment Agreement, dated February 6, 2013, by and among CIT Group Inc., C. Jeffrey Knittel and C.I.T. Leasing Corporation.

10.35*	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.36 to Form 10-K filed March 1, 2013).

10.36*
Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (Executives with Employment Agreements) (incorporated by reference to Exhibit 10.37 to Form 10-K filed March 1, 2013).

10.37*	CIT Employee Severance Plan (Effective as of November 6, 2013).

12.1	CIT Group Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges.

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

94   CIT GROUP INC

101.INS
XBRL Instance Document (Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.)

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.

**	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for granting confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

***	This information is furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not incorporated by reference into any filing under the Securities Act of 1933.

Item 6:  Exhibits  95

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 6, 2013	CIT GROUP INC.

/s/ Scott T. Parker
Scott T. Parker
Executive Vice President and Chief Financial Officer

/s/ E. Carol Hayles
E. Carol Hayles
Executive Vice President and Controller

96   CIT GROUP INC