Form 10-K
period 2013-12-31
CIT GROUP INC
filed 2014-02-28
CIK 1171825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2013	or	| | Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-31369

CIT GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-1051192 (IRS Employer Identification No.)

11 West 42nd Street, New York, New York (Address of Registrant’s principal executive offices)	10036 (Zip Code)

(212) 461-5200 Registrant’s telephone number including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $0.01 per share	Name of each exchange on which registered New York Stock Exchange

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

At February 21, 2014, there were 195,397,208 shares of CIT’s common stock, par value $0.01 per share, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |  | No |X|

The aggregate market value of voting common stock held by non-affiliates of the registrant, based on the New York Stock Exchange Composite Transaction closing price of Common Stock ($46.63 per share, 200,467,936 shares of common stock outstanding), which occurred on June 30, 2013, was $9,347,819,855. For purposes of this computation, all officers and directors of the registrant are deemed to be affiliates. Such determination shall not be deemed an admission that such officers and directors are, in fact, affiliates of the registrant.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes |X| No |  |

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III hereof to the extent described herein.

CIT ANNUAL REPORT 2013    1

Table of Contents

2    CIT ANNUAL REPORT 2013

PART ONE

Item 1: Business Overview

BUSINESS DESCRIPTION

CIT Group Inc., together with its subsidiaries (“we”, “our”, “CIT” or the “Company”) has provided financial solutions to its clients since its formation in 1908. We provide financing, leasing and advisory services principally to middle market companies in a wide variety of industries and offer vendor, equipment, commercial and structured financing products, as well as factoring services. We had over $36 billion of financing and leasing assets at December 31, 2013. CIT became a bank holding company (“BHC”) in December 2008 and a financial holding company (“FHC”) in July 2013. CIT is regulated by the Board of Governors of the Federal Reserve System (“FRB”) and the Federal Reserve Bank of New York (“FRBNY”) under the U.S. Bank Holding Company Act of 1956 (“Bank Act”).

Our primary bank subsidiary is CIT Bank (the “Bank”), a state chartered bank headquartered in Salt Lake City, Utah, which offers commercial financing and leasing products as well as a suite of savings options. The Bank is subject to regulation and examination by the Federal Deposit Insurance Corporation (“FDIC”) and the Utah Department of Financial Institutions (“UDFI”). As of December 31, 2013, over 40% of CIT’s commercial financing and leasing assets were in the Bank and essentially all new U.S. business volume and asset growth is being originated by the Bank.

Each business has industry alignment and focuses on specific sectors, products and markets, with portfolios diversified by client and geography. Our principal product and service offerings include:

Products and Services
• Account receivables collection	• Factoring services
• Acquisition and expansion financing	• Financial risk management
• Asset management and servicing	• Import and export financing
• Asset-based loans	• Insurance services
• Credit protection	• Operating and capital leases
• Debt restructuring	• Letters of credit / trade acceptances
• Debt underwriting and syndication	• Mergers and acquisition advisory services (“M&A”)
• Debtor-in-possession / turnaround financing	• Secured lines of credit
• Deposits (certificates of deposit, savings accounts, individual retirement accounts)	• Vendor financing
• Enterprise value and cash flow loans

We source business through marketing efforts directly to borrowers, lessees, manufacturers, vendors and distributors, and through referral sources and other intermediaries. We also buy participations in syndications of finance receivables and lines of credit and periodically purchase finance receivables on a whole-loan basis.

We generate revenue by earning interest on loans we hold on our balance sheet, collecting rentals on equipment we lease, and earning commissions, fees and other income for services we provide. We syndicate and sell certain finance receivables and equipment to leverage our origination capabilities, reduce concentrations and manage our balance sheet.

We set underwriting standards for each business unit and employ portfolio risk management models to achieve desired portfolio demographics. Our collection and servicing operations are organized by business and geography in order to provide efficient client interfaces and uniform customer experiences.

CIT ANNUAL REPORT 2013    3

BUSINESS SEGMENTS

CIT delivers customer financing products and services through five reportable business segments.

SEGMENT	MARKET AND SERVICES

Corporate Finance	Lending, leasing and other financial and advisory services to small and middle-market companies across select industries.

Transportation Finance	Large ticket equipment leases and other secured financing, primarily to companies in aerospace, rail and maritime industries.

Trade Finance	Factoring, receivables management products and secured financing to retail supply chain companies.

Vendor Finance	Partners with manufacturers, distributors, dealers and resellers to deliver financing and leasing solutions to end-user customers for the acquisition of equipment.

Consumer	Government-guaranteed student loan portfolios, which are in run-off.

Financial information about our segments and our geographic areas of operation are located in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data (Note 23 — Business Segment Information).

Item 1:  Business Overview

4    CIT ANNUAL REPORT 2013

CORPORATE FINANCE

Corporate Finance provides a range of financing options and offers advisory services to small and medium size companies in the U.S. and Canada and has a specialized lending unit in the U.K. focused on financial sponsors in Europe. Corporate Finance core products include asset-based and cash flow lending, fee-based advisory products (e.g., financial advisory, M&A) for middle-market customers, equipment leasing and financing, and commercial real estate financing.

Corporate Finance offers a product suite primarily composed of senior secured loans collateralized by accounts receivable, inventory, machinery & equipment and intangibles to finance various needs of our customers, such as working capital, plant expansion, acquisitions and recapitalizations. These loans include revolving lines of credit and term loans and, depending on the nature and quality of the collateral, may be referred to as asset-based loans or cash flow loans. We also have a portfolio of SBA 7(a) guaranteed loans, most of which are in assets held for sale (“AHFS”), which are partially guaranteed by the U.S. Small Business Administration (“SBA”).

Middle Market Lending business provides financing to customers in a wide range of industries (including Commercial & Industrial, Communications, Media & Entertainment, Healthcare, and Energy):

-	Commercial & Industrial includes wholesale trade (both durable and non-durable goods), business services, miscellaneous retail, chemicals and allied products, food and kindred products and numerous other industries.

-	Communications, Media, & Entertainment includes broadcast, cable, entertainment, gaming, sports franchise, telephony, wireless and tower, and other related industries.

-	Healthcare includes skilled nursing facilities, home health and hospice companies, acute care hospitals, dialysis companies and outpatient services, among others.

-	Energy includes conventional and renewable power generation, coal mining, oil and gas production, and energy services.

Commercial Real Estate Finance (“REF”) provides senior secured commercial real estate loans to developers and other commercial real estate professionals. REF focuses on stable, cash flowing properties and originates construction loans to highly experienced and well capitalized developers.

Equipment Finance (“EF”) provides commercial equipment financing solutions for middle market companies in a wide range of industries. EF structures transactions that consider our customers’ unique requirements and industry characteristics, while designing specific solutions that add value to our customers’ businesses.

Key risks faced by Corporate Finance are credit risk, business risk and to a lesser extent, asset risk. Risks associated with secured financings relate to the ability of the borrower to repay its loan and the value of the collateral underlying the loan should the borrower default on its obligations.

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

Specific to syndications activity, Corporate Finance is exposed to business risk related to fee income from syndication/club deal activity. In such transactions CIT earns fees for arranging and selling loan exposures to other lenders. Under adverse market circumstances, CIT would be exposed to risk arising from the inability to sell loans on to other lenders, resulting in lower fee income and higher than expected credit exposure to certain borrowers.

In our small business lending unit, the collateral in most instances consists of real estate, which may be subject to fluctuations in market value. If it was determined that an SBA loan was not underwritten or serviced correctly, the SBA guarantee would not be partially or fully honored.

TRANSPORTATION FINANCE

Transportation Finance is a leading provider of aircraft and railcar leasing and financing solutions to operators and suppliers in the global aviation and railcar industries. We also provide lending and other financial products and services to companies in the transportation sector, including those in the business aircraft, maritime, aerospace and defense industries. Transportation Finance operates through five specialized business units: Commercial Air, Rail, Business Air, Transportation Lending, and Maritime Finance, with Commercial Air and Rail accounting for the vast majority of the segment’s assets, revenues and earnings. Maritime Finance was launched as a distinct business in the fourth quarter of 2012, although CIT had periodically financed assets within the sector on a small scale.

We have achieved a leadership position in transportation finance by leveraging our deep industry experience and core strengths in technical asset management, customer relationship management, and credit analysis. We have extensive experience in managing equipment over its full life cycle, including purchasing new equipment, estimating residual values, and remarketing by re-leasing or selling equipment. Transportation Finance is a global business, with leasing operations (primarily aerospace) around the world and expanding lending platforms.

Commercial Air provides aircraft leasing and lending, asset management, aircraft valuation and advisory services. The unit’s primary clients include global and regional airlines around the world. Offices are located in the U.S., Europe and Asia. As of December 31, 2013, our commercial aerospace financing and leasing portfolio consists of over 300 aircraft with a weighted average age of 5 years, which are placed with about 100 clients.

Rail leases railcar equipment to railroads and shippers throughout North America, and now Europe resulting from a 2014 acquisition. (See Item 8. Financial Statements and Supplementary Data, Note 28 — Subsequent Events for further information.) We serve approximately 500 customers, including all of the U.S. and Canadian Class I railroads (railroads with annual revenues of at least $250 million) and other non-rail companies, such as shippers and power and energy companies. Our operating lease fleet consists of more than 100,000 railcars and approximately 350 locomotives. Railcar types include covered hopper cars used to

CIT ANNUAL REPORT 2013    5

ship grain and agricultural products, plastic pellets and cement, gondola cars for coal, steel coil and mill service, open hopper cars for coal and aggregates, center beam flat cars for lumber, boxcars for paper and auto parts, tank cars for energy products and chemicals.

Business Air offers financing and leasing programs for corporate and private owners of business jet aircraft, primarily in the U.S.

Transportation Lending provides loan and lease financing solutions to companies within the aerospace, defense and other transportation sectors, directly or through financial sponsors and intermediaries.

Maritime Finance offers secured loans to owners and operators of oceangoing and inland cargo vessels, as well as offshore vessels and drilling rigs.

The primary asset type held by Transportation Finance is equipment that the business purchases (predominantly commercial aircraft and railcars) and leases to commercial end-users. The typical structure for leasing of large ticket transportation assets is an operating lease. Transportation Finance also has a loan portfolio consisting primarily of senior, secured loans. The primary source of revenue for Transportation Finance is rent collected on leased assets, and to a lesser extent interest on loans, fees for services provided, and gains from assets sold.

The primary risks for Transportation Finance are asset risk (resulting from ownership of the equipment on operating lease) and credit risk. Asset risk arises from fluctuations in supply and demand for underlying equipment leased. Transportation Finance invests in long-lived equipment; commercial aircraft have economic useful lives of approximately 20-25 years and railcars/locomotives have economic useful lives of approximately 35-50 years. This equipment is then leased to commercial end-users with average lease terms of approximately 5-10 years. CIT is exposed to the risk that, at the end of the lease term, the value of the asset will be lower than expected, resulting in reduced future lease income over the remaining life of the asset or a lower sale value.

Asset risk is generally recognized through changes to lease income streams from fluctuations in lease rates and/or utilization. Changes to lease income occur when the existing lease contract expires, the asset comes off lease, and Transportation Finance seeks to enter a new lease agreement. Asset risk may also change depreciation, resulting from changes in the residual value of the operating lease asset or through impairment of the asset carrying value, which can occur at any time during the life of the asset.

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

TRADE FINANCE

Trade Finance offers a full range of domestic and international customized credit protection, lending and outsourcing services that include working capital and term loans, factoring, receivables management, bulk purchases of accounts receivable, import and export financing and letter of credit programs to clients. A client (typically a manufacturer or importer of goods) is the counterparty to any factoring agreement, financing agreement, or receivables purchasing agreement that has been entered into with Trade Finance. Trade Finance services businesses that operate in several industries, including apparel, textile, furniture, home furnishings and consumer electronics. Trade Finance also can arrange for letters of credit, collateralized by accounts receivable and other assets, to be opened for the benefit of its clients’ suppliers. Although primarily U.S. based, Trade Finance also conducts business with clients and their customers internationally. Revenue is generated from commissions earned on factoring and related activities, interest on loans and other service fees.

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

The products and services provided by Trade Finance entail two dimensions of credit risk, customer and client. The largest risk for Trade Finance is customer credit risk in factoring transactions. Customer risk relates to the financial inability of a customer to pay on undisputed trade accounts receivable due from such

Item 1:  Business Overview

6    CIT ANNUAL REPORT 2013

customer to the factor. While smaller than customer credit exposure, there is also client credit risk in providing cash advances to factoring clients. Client risk relates to a decline in the credit worthiness of a borrowing client, their consequent inability to repay their loan and the possible insufficiency of the underlying collateral (including the aforementioned customer accounts receivable) to cover any loan repayment shortfall. At December 31, 2013, client credit risk accounted for less than 10% of total Trade Finance credit exposure while customer credit risk accounted for the remainder.

Trade Finance is also subject to a variety of business risks including operational, regulatory, financial as well as business risks related to competitive pressures from other banks, boutique factors, and credit insurers. These pressures create risk of reduced pricing and factoring volume for CIT. In addition, client de-factoring can occur if retail credit conditions are benign for a long period and clients no longer demand factoring services for credit protection.

VENDOR FINANCE

Vendor Finance develops customized business solutions for small businesses and middle market companies, providing equipment financing and value-added services. Working with manufacturers, distributors and product resellers across multiple industries, we develop financing programs and financial solutions tailored to the commercial end-user customer’s needs that can enable increased sales by our vendor partners.

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

Vendor Finance end-user customers are diverse, ranging from sole proprietors to multi-national corporations, but we are largely focused on small and middle-market customers across a diversified set of industries.

Vendor Finance finances three primary types of equipment, information technology, telecom, and office equipment, but in some geographies, Vendor Finance also finances other types of equipment, such as healthcare, transportation, industrial equipment, printing and construction.

Vendor Finance offers in-country origination and servicing centers in certain major markets around the world, industry and geographic expertise, and dedicated sales and credit teams. Our products include standard and customized financial solutions that meet vendor partner and end-user customer requirements, including asset-backed loans, capital leases and usage-based programs. During 2013 we progressed on our strategy to rationalize subscale international platforms, including a review of the European business. In total we plan to exit over 20 countries across Europe, Latin America and Asia. As a result of these decisions, we have sold various portfolios and moved other portfolios of financing and leasing assets to AHFS.

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

CONSUMER

Our Consumer segment consists of a portfolio of U.S. Government-guaranteed student loans that is in run-off and was transferred to AHFS at the end of 2013. CIT’s risk relates mainly to the ability of the borrower to repay its loan and is primarily limited to the portion, generally 2%–3%, that is not guaranteed by the U.S. Government. CIT also has a risk that it will be denied payment under the guarantee if it is determined that CIT committed a violation of applicable law or regulation in connection with its origination or servicing of the loan. CIT does not consider this risk material.

See “Concentrations” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information on our student lending portfolios.

CORPORATE AND OTHER

Certain activities are not attributed to our operating segments and are included in Corporate and Other. A significant item for 2013 and 2012 was unallocated interest expense, primarily related to corporate liquidity costs. In 2013, Corporate and Other included a sizable legal settlement, while in 2012 and 2011, Corporate and Other included net losses on debt extinguishments and 2011 also contained prepayment penalties associated with debt repayments. Other items include mark-to-market adjustments on non-qualifying derivatives and restructuring charges for severance and facilities exit activities.

CIT ANNUAL REPORT 2013    7

CIT BANK

CIT Bank (Member FDIC) is a wholly-owned subsidiary of CIT Group Inc. that is regulated by the FDIC and the UDFI. Since its founding in 2000, the Bank has expanded its assets, deposits and product offerings. The Bank continued to grow in 2013, with increased deposits, expanded business activities, and new initiatives that include maritime financing, to supplement other recent new activities such as equipment financing, commercial real estate lending and railcar leasing.

The Bank raises deposits from retail and institutional investors primarily through its online bank (www.BankOnCIT.com) and through broker channels in order to fund its lending and leasing activities. Its existing suite of deposit products include Certificates of Deposit (Achiever, Jumbo, and Term), and Savings Accounts, and it added Individual Retirement Accounts in 2013. In 2013, the bank also closed a secured funding facility.

The Bank’s assets are primarily commercial loans and leases of CIT’s commercial segments. The commercial loans and leases originated by the Bank are reported in the respective commercial segment (i.e. Corporate Finance, Transportation Finance, Vendor Finance and Trade Finance). The Bank’s growing operating lease portfolio primarily consists of railcars. In 2013, the Bank originated nearly all of CIT’s U.S. new business volumes.

At year-end, CIT Bank remained well capitalized, maintaining Tier 1 and Total Capital ratios well above required levels.

EMPLOYEES

CIT employed approximately 3,240 people at December 31, 2013, of which approximately 2,530 were employed in the U.S. and 710 outside the U.S.

COMPETITION

Our markets are competitive, based on factors that vary by product, customer, and geographic region. Our competitors include global and domestic commercial banks, regional and community banks, captive finance companies, and leasing companies. In most of our business segments, we have a few large competitors with significant penetration and many smaller niche competitors.

Many of our competitors are large companies with substantial financial, technological, and marketing resources. Our customer value proposition is primarily based on financing terms, structure, and client service. From time to time, due to highly competitive markets, we may (i) lose market share if we are unwilling to match product structure, pricing, or terms of our competitors that do not meet our credit standards or return requirements or (ii) receive lower returns or incur higher credit losses if we match our competitors’ product structure, pricing, or terms.

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

2009 RESTRUCTURING

On November 1, 2009, the parent company (CIT Group Inc.) and one non-operating subsidiary, CIT Group Funding Company of Delaware LLC, filed prepackaged voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. CIT emerged from bankruptcy on December 10, 2009. None of the documents filed with the bankruptcy court are incorporated by reference into this Form 10-K and such documents should not be considered or relied on in making any investment decisions involving our common stock or other securities.

The information contained in this annual report about CIT for the years ended December 31, 2013, 2012, 2011 and 2010, reflect the impact of fresh start accounting adjustments, and is not necessarily comparable with information provided for prior periods. Further discussions of these events were disclosed in our Form 10-K for the year ended December 31, 2011, Item 8. Financial Statements and Supplementary Data (Notes 1 and 26).

Item 1:  Business Overview

8    CIT ANNUAL REPORT 2013

REGULATION

We are regulated by federal and state banking laws, regulations and policies. Such laws and regulations are intended primarily for the protection of depositors, customers and the federal deposit insurance fund (DIF), as well as to minimize risk to the banking system as a whole, and not for the protection of our shareholders or non-depository creditors. Bank regulatory agencies have broad examination and enforcement power over bank holding companies (BHCs) and their subsidiaries, including the power to impose substantial fines, limit dividends, restrict operations and acquisitions and require divestitures. BHCs and banks, as well as subsidiaries of both, are prohibited by law from engaging in practices that the relevant regulatory authority deems unsafe or unsound. CIT is a BHC, and has elected to become a financial holding company (FHC), subject to regulation and examination by the Board of Governors of the Federal Reserve System (FRB) and the FRBNY under the BHC Act. As an FHC, CIT is subject to certain limitations on our activities, transactions with affiliates, and payment of dividends and certain standards for capital and liquidity, safety and soundness, and incentive compensation, among other matters. Under the system of “functional regulation” established under the BHC Act, the FRB supervises CIT, including all of its non-bank subsidiaries, as an “umbrella regulator” of the consolidated organization. CIT Bank is chartered as a state bank by the UDFI and is not a member bank of the Federal Reserve System. CIT’s principal regulator is the FRB and CIT Bank’s principal regulators are the FDIC and the UDFI. Both CIT and CIT Bank are regulated by the Consumer Financial Protection Bureau (CFPB), which regulates consumer financial products.

CIT Capital Securities L.L.C., a Delaware limited liability company, is a broker-dealer licensed by the Financial Industry Regulatory Authority (FINRA), and is subject to regulation by FINRA and the Securities and Exchange Commission (SEC). Certain of our subsidiaries are subject to regulation by other governmental agencies. Student Loan Xpress, Inc., a Delaware corporation, conducts its business through various third party banks, including Fifth Third Bank, Manufacturers and Traders Trust Company, and The Bank of New York Mellon, as eligible lender trustees, and is regulated by the U.S. Department of Education and the CFPB. CIT Small Business Lending Corporation, a Delaware corporation, is licensed by and subject to regulation and examination by the U.S. Small Business Administration (SBA). The portfolio of SBA guaranteed loans in CIT Bank are also subject to regulation and examination by the SBA.

Our insurance operations are primarily conducted through The Equipment Insurance Company, a Vermont corporation; CIT Insurance Company Limited, a Missouri corporation; CIT Insurance Agency, Inc., a Delaware corporation; and Equipment Protection Services (Europe) Limited, an Irish company. Each company is licensed to enter into insurance contracts and is subject to regulation and examination by insurance regulators. CIT Bank Limited, an English corporation, is licensed as a bank and broker-dealer and is subject to regulation and examination by the Financial Conduct Authority and the Prudential Regulation Authority of the United Kingdom. We have various other banking corporations in Brazil, France, Italy, and Sweden, each of which is subject to regulation and examination by banking and securities regulators.

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

Written Agreement

On August 12, 2009, CIT entered into a Written Agreement with the FRBNY. The Written Agreement required regular reporting to the FRBNY, the submission of plans related to corporate governance, credit risk management, capital, liquidity and funds management, the Company’s business and the review and revision, as appropriate, of the Company’s consolidated allowances for loan and lease losses methodology. CIT was required to obtain prior written approval by the FRBNY for payment of dividends and distributions; incurrence of debt, other than in the ordinary course of business; and the purchase or redemption of stock. The Written Agreement also required CIT to notify the FRBNY prior to the appointment of new directors or senior executive officers; and placed restrictions on indemnification and severance payments. On May 30, 2013, the FRBNY terminated the Written Agreement. The termination of the Written Agreement did not have any significant impact on CIT’s business or operations.

Banking Supervision and Regulation

Permissible Activities

CIT is a BHC registered under the BHC Act and elected to become a FHC under the BHC Act, effective July 23, 2013. In general the BHC Act limits the business of BHCs that have not elected to be treated as financial holding companies under the BHC Act to banking, managing or controlling banks, performing servicing activities for subsidiaries, and engaging in activities that the FRB has determined, by order or regulation, are so closely related to banking as to be a proper incident thereto. An FHC, however, may engage in other activities, or acquire and retain the shares of a company engaged in activities that are financial in nature or incidental or complementary to activities that are financial in nature as long as the FHC continues to meet the eligibility requirements for FHCs. These requirements include that the FHC

CIT ANNUAL REPORT 2013    9

and each of its U.S. depository institution subsidiaries maintain their status as “well-capitalized” and “well-managed.”

A depository institution subsidiary is considered to be “well-capitalized” if it satisfies the requirements for this status discussed below under “Prompt Corrective Action.” A depository institution subsidiary is considered “well-managed” if it received a composite rating and management rating of at least “satisfactory” in its most recent examination. An FHC’s status will also depend upon its maintaining its status as “well-capitalized” and “well-managed” under applicable FRB regulations. If an FHC ceases to meet these capital and management requirements, the FRB’s regulations provide that the FHC must enter into an agreement with the FRB to comply with all applicable capital and management requirements. Until the FHC returns to compliance, the FRB may impose limitations or conditions on the conduct of its activities, and the company may not commence any non-banking financial activities permissible for FHCs or acquire a company engaged in such financial activities without prior approval of the FRB. If the company does not return to compliance within 180 days, the FRB may require divestiture of the FHC’s depository institutions. BHCs and banks must also be both well-capitalized and well-managed in order to acquire banks located outside their home state. An FHC will also be limited in its ability to commence non-banking financial activities or acquire a company engaged in such financial activities if any of its insured depository institution subsidiaries fails to maintain a “satisfactory” rating under the Community Reinvestment Act, as described below under “Community Reinvestment Act.”

Activities that are “financial in nature” include securities underwriting, dealing and market making, advising mutual funds and investment companies, insurance underwriting and agency, merchant banking, and activities that the FRB, in consultation with the Secretary of the Treasury, determines to be financial in nature or incidental to such financial activity. “Complementary activities” are activities that the FRB determines upon application to be complementary to a financial activity and that do not pose a safety and soundness issue. CIT is primarily engaged in activities that are permissible for a BHC that is not an FHC.

The Dodd-Frank Act places additional limits on the activities of banks and their affiliates by prohibiting them from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). This statutory provision is commonly called the “Volcker Rule”. The statutory provision became effective in July 2012 and required banking entities subject to the Volcker Rule to bring their activities and investments into compliance with applicable requirements by July 2014. On December 10, 2013, the federal banking agencies, the SEC, and the CFTC adopted final rules to implement the Volcker Rule, and the FRB, by order, extended the compliance period to July 2015. The final rules are highly complex, but CIT does not currently anticipate that the Volcker Rule will have a material effect on its business and activities. CIT will incur additional costs to revise its policies and procedures, and will need to upgrade its operating and monitoring systems to ensure compliance with the Volcker Rule. We cannot yet determine the precise financial impact of the rule on CIT and its customers.

Capital Requirements

As a BHC, CIT is subject to consolidated regulatory capital requirements administered by the FRB. CIT Bank is subject to similar capital requirements administered by the FDIC. The current risk-based capital guidelines applicable to CIT are based upon the 1988 Capital Accord (Basel I) of the Basel Committee on Banking Supervision (the Basel Committee).

General Risk-Based Capital Requirements. CIT computes and reports its risk-based capital ratios in accordance with the general risk-based capital rules set by the U.S. banking agencies and based upon Basel I. As applicable to CIT, Tier 1 capital generally includes common shareholders’ equity, retained earnings, and minority interests in equity accounts of consolidated subsidiaries, less the effect of certain items in accumulated other comprehensive income, goodwill and intangible assets, one-half of the investment in unconsolidated subsidiaries and other adjustments. Under currently applicable guidelines, Tier 1 capital can also include qualifying non-cumulative perpetual preferred stock and a limited amount of trust preferred securities and qualifying cumulative perpetual preferred stock, none of which CIT currently has outstanding. Tier 2 capital consists of the allowance for credit losses up to 1.25 percent of risk-weighted assets less one-half of the investment in unconsolidated subsidiaries and other adjustments. In addition, Tier 2 capital includes perpetual preferred stock not qualifying as Tier 1 capital, qualifying mandatory convertible debt securities, and qualifying subordinated debt, none of which CIT currently has outstanding. The sum of Tier 1 and Tier 2 capital represents our qualifying “total capital”. Our Tier 1 capital must represent at least half of our qualifying “total capital”. Under the capital guidelines of the FRB, assets and certain off-balance sheet commitments and obligations are converted into risk-weighted assets against which regulatory capital is measured. Risk weighted assets are determined by dividing assets and certain off-balance sheet commitments and obligations into risk categories, each of which is assigned a risk weighting ranging from 0% (e.g., for U.S. Treasury Bonds) to 100%.

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

CIT’s Tier 1 capital and total capital ratios at December 31, 2013 were 16.7% and 17.4%, respectively. CIT Bank’s Tier 1 capital and total capital ratios at December 31, 2013 were 16.8% and 18.1%, respectively. The calculation of regulatory capital ratios by CIT is subject to review and consultation with the FRB, or the FDIC in the case of CIT Bank, which may result in refinements to estimated amounts.

Leverage Requirements. BHCs and depository institutions are also required to comply with minimum Tier 1 Leverage ratio requirements. The Tier 1 Leverage ratio is the ratio of a banking organization’s Tier 1 capital to its total adjusted quarterly average

Item 1:  Business Overview

10    CIT ANNUAL REPORT 2013

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

At December 31, 2013, CIT’s Tier 1 leverage ratio was 18.1% and CIT Bank’s Tier 1 leverage ratio was 16.9%.

Basel III and the New Standardized Risk-based Approach. In December 2010, the Basel Committee released its final framework for strengthening capital and liquidity regulation (Basel III). In June 2012, the U.S. banking agencies issued three joint notices of proposed rulemaking (NPRs) that contained substantial revisions to the risk-based capital requirements applicable to BHCs and depository institutions, such as CIT and CIT Bank, compared to the current U.S. risk-based capital rules based on Basel I. The NPRs proposed changes to implement Basel III for U.S. banking organizations largely as proposed by the Basel Committee, and also included changes consistent with the Dodd-Frank Act. The first NPR, the Basel III NPR, proposed restrictions on the definition of regulatory capital, introduced a new common equity Tier 1 capital requirement, and proposed higher minimum regulatory capital requirements, including a requirement that institutions maintain a capital conservation buffer above the heightened minimum regulatory capital requirements to absorb losses during periods of economic stress. The Basel III NPR also limited the ability of institutions to pay dividends and other capital distributions and certain discretionary bonuses if regulatory capital levels declined into the capital conservation buffer. The second NPR, the Standardized Approach NPR, proposed revisions to the methodologies for calculating risk-weighted assets in the general risk-based capital rules, incorporating aspects of the Basel II standardized approach, and established alternative standards of creditworthiness in place of credit ratings, consistent with the Dodd-Frank Act. The third NPR, the Advanced Approaches NPR, included proposed changes to the current advanced approaches risk-based capital rules to incorporate the applicable provisions of Basel III and the enhancements to the Basel II framework published in July 2009 and subsequent consultative papers, and removed references to credit ratings.

In July 2013, the FRB and the FDIC issued a final rule (Basel III Final Rule) that adopted the Basel III NPR, Standardized Approach NPR, and Advanced Approaches NPR, with certain changes to the proposals, implementing revised risk-based capital and leverage requirements for banking organizations proposed under Basel III. The Company, as well as the Bank, will be subject to the Basel III Final Rule as of January 1, 2015.

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

In addition, under the current general risk-based capital rules, the effects of certain components of accumulated other comprehensive income (“AOCI”) included in shareholders’ equity (for example, mark-to-market of securities held in the available-for-sale (“AFS”) portfolio) under U.S. GAAP are reversed for the purpose of determining regulatory capital ratios. Pursuant to the Basel III Final Rule, the effects of these AOCI items are not excluded; however, non-advanced approaches banking organizations, including the Company and CIT Bank, may make a one-time permanent election to continue to exclude the AOCI items currently excluded under Basel I. This election must be made concurrently with the first filing of certain of the Company’s and CIT Bank’s periodic regulatory reports in the beginning of 2015. The Company and CIT Bank are considering whether to make such election. The Basel III Final Rule also precludes certain hybrid securities, such as trust preferred securities, from inclusion in bank holding companies’ Tier 1 capital. The Company does not have any hybrid securities, such as trust preferred securities, outstanding at December 31, 2013.

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

CIT ANNUAL REPORT 2013    11

Per the Basel III Final Rule, CIT will be required to maintain risk-based capital ratios at January 1, 2019 as follows:

	Minimum Capital Requirements – January 1, 2019
	Tier 1 Common Equity	Tier 1 Capital	Total Capital
Stated minimum ratio	4.5%	6.0%	8.0%
Capital conservation buffer	2.5%	2.5%	2.5%
Effective minimum ratio	7.0%	8.5%	10.5%

The Basel III Final Rule prescribes a new approach for risk weightings for BHCs and banks that follow the Standardized approach, which currently applies to CIT. This approach expands the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset classes. Overall, CIT expects a modest increase in risk-weighted assets, and a modest decrease in our risk-based capital ratios, because of the similarity of the Standardized Approach risk-weighting methodologies to the current Basel I risk-weighting methodology with respect to the Company’s and CIT Bank’s assets and off-balance sheet items.

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

At December 31, 2013, the Company’s and CIT Bank’s capital ratios and capital composition exceed the post-transition minimum capital requirements at January 2019. CIT’s capital stock is substantially all Tier 1 Common equity and generally does not include non-qualifying capital instruments subject to transitional deductions. Both CIT and CIT Bank are subject to a minimum Tier 1 Leverage ratio of 4%. We continue to believe that, as of December 31, 2013, the Company and CIT Bank would meet all capital requirements under the Basel III Final Rule, including the capital conservation buffer, on a fully phased-in basis as if such requirements were currently effective. As non-advanced approaches banking organizations, the Company and CIT Bank will not be subject to the Basel III Final Rule’s countercyclical buffer or the supplementary leverage ratio.

Stress Test and Capital Plan Requirements

In October 2012, the FRB issued final regulations detailing stress test requirements for BHCs, savings and loan companies and state member banks with total consolidated assets greater than $10 billion.

With assets at December 31, 2013 of $47.1 billion, CIT is required to conduct annual stress tests using scenarios provided by the FRB, beginning with the 2014 stress test cycle. A stress test is defined as processes to assess the potential impact of adverse scenarios on the consolidated earnings, losses, and capital of a company over a planning horizon, taking into account the company’s current condition, risks, exposures, strategies, and activities. CIT will conduct annual stress tests based on its financial results at September 30 each year for a 9 quarter planning horizon and using the FRB or supervisory scenarios issued prior to November 15 of each year. CIT must submit its annual stress test results to the FRB by March 31 of each year. For the 2014 stress test cycle, the planning horizon covers the fourth quarter of 2013 and all of 2014 and 2015, and must be submitted by March 31, 2014. Beginning with the 2015 stress test cycle, CIT will be required to publicly disclose the results of the “severely adverse” scenario in a forum easily accessible to the public, such as CIT’s website, between June 15 and June 30 following the submission to the FRB.

Similarly, the FDIC published regulations requiring annual stress tests for FDIC-insured state nonmember banks and FDIC-insured state-chartered savings organizations with total consolidated assets averaging $10 billion or more for four consecutive quarters. CIT Bank is an FDIC-insured state nonmember bank with total assets of $16.1 billion as of December 31, 2013. CIT Bank exceeds $10 billion in assets and conducted its required annual stress tests using scenarios provided by the FDIC in the fall of 2013. Annual stress test results must be submitted before March 31 to the FDIC and the FRB starting with the 2014 stress test cycle, with public disclosure of the “severely adverse” scenario, starting with the 2015 stress test cycle, between June 15 and June 30 following the submission of stress test results to the FDIC and FRB.

Should our total consolidated assets average $50 billion or more for four consecutive quarters, CIT would be required to submit a capital plan annually to the FRB under the capital plan rule finalized in November 2011 as well as updated instructions and guidance published annually. While CIT is not currently subject to the capital plan rule, the FRB has the authority to require any BHC to submit annual capital plans based on the institution’s size, level of complexity, risk profile, scope of operations, or financial condition.

Furthermore, if our total consolidated assets average $50 billion or more for four consecutive quarters, CIT would also be subject to stress test requirements for covered companies (subpart G of the FRB’s Regulation YY). Annually, CIT would be required to complete and submit a supervisory stress test with the FRB’s economic scenarios, as part of its capital plan, by January 5. Summary stress test results for the “severely adverse” scenario

Item 1:  Business Overview

12    CIT ANNUAL REPORT 2013

would be publicly disclosed between March 15 and March 31. Furthermore, CIT would also be required to conduct annual and mid-cycle Company-run stress tests with company-developed economic scenarios for submission to the FRB by July 5. Public disclosure of the summary stress test results for the bank holding company’s “severely adverse” scenario would be made between September 15 and September 30.

Although CIT is currently not required to take part in the Comprehensive Capital Analysis and Review (“CCAR”), we produce a capital plan that we believe is aligned with the supervisory expectations for large BHCs, which includes and considers stress test results for supervisory scenarios. Our annual capital plan is subject to review by the FRBNY.

Liquidity Requirements

Historically, regulation and monitoring of bank and BHC liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III final framework requires banks and BHCs to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward will be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. The Basel III liquidity framework contemplates that the LCR will begin a phased implementation process starting on January 1, 2015 that is expected to be completed by January 1, 2019. The Basel III liquidity framework contemplates that the NSFR will be subject to an observation period through mid-2016 and, subject to any revisions resulting from the analyses conducted and data collected during the observation period, implemented as a minimum standard by January 1, 2018.

On October 24, 2013, the FRB issued a proposed rule to create a standardized minimum liquidity requirement for large and internationally active banking organizations, similar to the LCR in Basel III. These institutions would be required to hold minimum amounts of high-quality, liquid assets, such as central bank reserves and government and corporate debt that can be converted easily and quickly into cash. Each institution would be required to hold these high quality, liquid assets in an amount equal to or greater than its projected cash outflows minus its projected cash inflows during a short-term stress period. The ratio of the firms’ liquid assets to its projected net cash outflow is its LCR.

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

The proposed rule will implement the LCR proposed in the Basel III final framework and will establish an enhanced prudential liquidity standard consistent with Section 165 of the Dodd-Frank Act. Comments on the notice of proposed rulemaking were due by January 31, 2014. Since the Company is currently below $50 billion in total assets and $10 billion in on-balance sheet foreign exposure, the proposed rule would not apply to us at the present time if implemented in its current form. The U.S. bank regulatory agencies have not issued final rules implementing the NSFR test called for by the Basel III final framework.

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, establishes five capital categories for FDIC-insured banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A depository institution is deemed to be “well capitalized,” the highest category, if it has a total capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater and a Tier 1 leverage ratio of 5% or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure. CIT Bank’s capital ratios were all in excess of minimum guidelines for well capitalized at December 31, 2013 and 2012. Neither CIT nor CIT Bank is subject to any order or written agreement regarding any capital requirements.

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

CIT ANNUAL REPORT 2013    13

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

Acquisitions

Federal and state laws impose notice and approval requirements for mergers and acquisitions involving depository institutions or BHCs. The BHC Act requires the prior approval of the FRB for (1) the acquisition by a BHC of direct or indirect ownership or control of more than 5% of any class of voting shares of a bank, savings association, or BHC, (2) the acquisition of all or substantially all of the assets of any bank or savings association by any subsidiary of a BHC other than a bank, or (3) the merger or consolidation of any BHC with another BHC. The Bank Merger Act requires the prior approval of the FDIC for CIT Bank to merge or consolidate with any other insured depository institution or to acquire the assets of or assume liability to pay any deposits made in another insured depository institution, as well as for certain other transactions involving uninsured institutions. In reviewing acquisition and merger applications, the bank regulatory authorities will consider, among other things, the competitive effect of the transaction, financial and managerial issues including the capital position of the combined organization, convenience and needs factors, including the applicant’s record under the Community Reinvestment Act of 1977 (“CRA”), the effectiveness of the subject organizations in combating money laundering activities and the transaction’s effect on the stability of the U.S. banking and financial systems. In addition, an FHC must obtain prior approval of the FRB before acquiring certain non-bank financial companies with assets exceeding $10 billion.

Dividends

CIT is a legal entity separate and distinct from CIT Bank and CIT’s other subsidiaries. CIT provides a significant amount of funding to its subsidiaries, which is generally recorded as intercompany loans or equity. Most of CIT’s cash inflow is comprised of interest on intercompany loans to its subsidiaries and dividends from its subsidiaries.

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

It is the policy of the FRB that a BHC generally only pay dividends on common stock out of net income available to common shareholders over the past year, only if the prospective rate of earnings retention appears consistent with capital needs, asset quality, and overall financial condition, and only if the BHC is not in danger of failing to meet its minimum regulatory capital adequacy ratios. In the current financial and economic environment, the FRB indicated that BHCs should not maintain high dividend pay-out ratios unless both asset quality and capital are very strong. A BHC should not maintain a dividend level that places undue pressure on the capital of bank subsidiaries, or that may undermine the BHC’s ability to serve as a source of strength.

We anticipate that our capital ratios reflected in the stress test calculations required of us and the capital plan that we prepare as described under “Stress Test and Capital Requirements”, above, will be an important factor considered by the FRB in evaluating whether our proposed return of capital may be an unsafe or unsound practice. Additionally, should our total consolidated assets equal or exceed $50 billion, we would likely also be limited to paying dividends and repurchasing stock only in accordance with our annual capital plan submitted to the FRB under the capital plan rule. FRB guidance in the 2013 capital plan review instructions provide that capital plans contemplating dividend payout ratios exceeding 30% of projected after-tax net income will receive particularly close scrutiny.

Source of Strength Doctrine and Support for Subsidiary Banks

FRB policy and federal statute require BHCs such as CIT to serve as a source of strength and to commit capital and other financial resources to subsidiary banks. This support may be required at times when CIT may not be able to provide such support without adversely affecting its ability to meet other obligations. If CIT is

Item 1:  Business Overview

14    CIT ANNUAL REPORT 2013

unable to provide such support, the FRB could instead require the divestiture of CIT Bank and impose operating restrictions pending the divestiture. Any capital loans by a BHC to any of its subsidiary banks are subordinate in right of payment to depositors and to certain other indebtedness of the subsidiary bank. If a BHC commits to a federal bank regulator that it will maintain the capital of its bank subsidiary, whether in response to the FRB’s invoking its source of strength authority or in response to other regulatory measures, that commitment will be assumed by the bankruptcy trustee and the bank will be entitled to priority payment in respect of that commitment.

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

An Orderly Liquidation Fund will fund OLA liquidation proceedings through borrowings from the Treasury and risk-based assessments made, first, on entities that received more in the resolution than they would have received in liquidation to the extent of such excess, and second, if necessary, on BHCs with total consolidated assets of $50 billion or more, any non-bank financial company supervised by the FRB, and certain other financial companies with total consolidated assets of $50 billion or more. If an orderly liquidation is triggered, CIT, if its total consolidated assets increase to $50 billion or more, could face assessments for the Orderly Liquidation Fund. We do not yet have an indication of the level of such assessments. Furthermore, were CIT to become subject to the OLA, the regime may also require changes to CIT’s structure, organization and funding pursuant to the guidelines described above.

FDIC Deposit Insurance

Deposits of CIT Bank are insured by the FDIC Deposit Insurance Fund (DIF) up to applicable limits and are subject to premium assessments.

The current assessment system applies different methods to small institutions with assets of less than $10 billion, which are classified as small institutions, and large institutions with assets of greater than $10 billion for more than four consecutive quarters. CIT Bank is an FDIC-insured state nonmember bank with total assets of $16.1 billion as of December 31, 2013, and is considered a large institution.

For larger institutions, the FDIC uses a two scorecard system, one for most large institutions that have had more than $10 billion in assets as of December 31, 2006 (unless the institution subsequently reported assets of less than $10 billion for four consecutive quarters) or have had more than $10 billion in total assets for at least four consecutive quarters since December 31, 2006 and another for (i) “highly complex” institutions that have had over $50 billion in assets for at least four consecutive quarters and are directly or indirectly controlled by a U.S. parent with over $500 billion in assets for four consecutive quarters and (ii) certain processing banks and trust companies with total fiduciary assets of $500 billion or more for at least four consecutive quarters. Each scorecard has a performance score and a loss-severity score that is combined to produce a total score, which is translated into an initial assessment rate. In calculating these scores, the FDIC utilizes a bank’s capital level and CAMELS ratings and certain financial measures designed to assess an institution’s ability to withstand asset-related stress and funding-related stress. The FDIC also has the ability to make discretionary adjustments to the total score, up or down, by a maximum of 15 basis points, based upon significant risk factors that are not adequately captured in the scorecard. The total score translates to an initial base assessment rate on a non-linear, sharply increasing scale. For large institutions, the initial base assessment rate ranges from 5 to 35 basis points on an annualized basis. After the effect of potential base rate adjustments described below (but not including the depository institution debt adjustment), the total base assessment rate could range from 2.5 to 45 basis points on an annualized basis.

CIT ANNUAL REPORT 2013    15

The potential adjustments to an institution’s initial base assessment rate include (i) potential decrease of up to 5 basis points for certain long-term unsecured debt (unsecured debt adjustment) and, (ii) except for well capitalized institutions with a CAMELS rating of 1 or 2, a potential increase of up to 10 basis points for brokered deposits in excess of 10% of domestic deposits (brokered deposit adjustment). As the DIF reserve ratio grows, the rate schedule will be adjusted downward. Additionally, an institution must pay an additional premium (the depository institution debt adjustment) equal to 50 basis points on every dollar above 3% of an institution’s Tier 1 capital of long-term, unsecured debt held that was issued by another insured depository institution (excluding debt guaranteed under the Temporary Liquidity Guarantee Program).

Under the Federal Deposit Insurance Act (FDIA), the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Transactions with Affiliates

Transactions between CIT Bank and its subsidiaries, and CIT and its other subsidiaries and affiliates, are regulated by the FRB and the FDIC pursuant to Sections 23A and 23B of the Federal Reserve Act. These regulations limit the types and amounts of transactions (including loans due and credit extensions from CIT Bank or its subsidiaries to CIT and its other subsidiaries and affiliates) as well as restrict certain other transactions (such as the purchase of existing loans or other assets by CIT Bank or its subsidiaries from CIT and its other subsidiaries and affiliates) that may otherwise take place and generally require those transactions to be on an arms-length basis and, in the case of extensions of credit, be secured by specified amounts and types of collateral. These regulations generally do not apply to transactions between CIT Bank and its subsidiaries.

All transactions subject to Sections 23A and 23B between CIT Bank and its affiliates are done on an arms-length basis. In 2013, the Bank purchased $272 million of loans from BHC affiliates, subject to Section 23A and received $67 million of loans transferred in the form of capital infusions from the BHC. During 2012, approximately $280 million in loans and cash was transferred to CIT Bank and its subsidiaries from CIT as equity contributions in support of capital agreements related to student loans purchased from affiliates under a 23A and 23B exemption granted by the FRB. Furthermore, to ensure ongoing compliance with Sections 23A and 23B, CIT Bank maintains sufficient collateral in the form of cash deposits and pledged loans to cover any extensions of credit to affiliates.

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

Item 1:  Business Overview

16    CIT ANNUAL REPORT 2013

institution, in the liquidation or other resolution of such an institution by any receiver. As a result, whether or not the FDIC ever seeks to repudiate any debt obligations of CIT Bank, the debt holders would be treated differently from, and could receive, if anything, substantially less than CIT Bank’s depositors.

Consumer Financial Protection Bureau Supervision

The CFPB is authorized to interpret and administer federal consumer financial laws, as well as to directly examine and enforce compliance with those laws by depository institutions with assets over $10 billion, such as CIT Bank.

Community Reinvestment Act (“CRA”)

The CRA requires depository institutions like CIT Bank to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low-and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. Furthermore, banking regulators take into account CRA ratings when considering approval of a proposed transaction. CIT Bank received a rating of “Satisfactory” on its most recent CRA examination by the FDIC.

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

Anti-corruption

The Company is subject to the Foreign Corrupt Practices Act (“FCPA”), which prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action or otherwise gain an unfair business advantage, such as to obtain or retain business. The Company is also subject to applicable anti-corruption laws in the jurisdictions in which it operates, such as the U.K. Bribery Act, which became effective on July 1, 2011 and which generally prohibits commercial bribery, the receipt of a bribe, and the failure to prevent bribery by an associated person, in addition to prohibiting improper payments to foreign government officials. The Company has implemented policies, procedures, and internal controls that are designed to comply with such laws, rules, and regulations.

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

CIT ANNUAL REPORT 2013    17

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

The Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as well as our Proxy Statement, are available free of charge on the Company’s Internet site at http://www.cit.com as soon as reasonably practicable after such material is electronically filed or furnished with the SEC. Copies of our Corporate Governance Guidelines, the Charters of the Audit Committee, the Compensation Committee, the Nominating and Governance Committee, and the Risk Management Committee, and our Code of Business Conduct are available, free of charge, on our internet site at www.cit.com/investor, and printed copies are available by contacting Investor Relations, 1 CIT Drive, Livingston, NJ 07039 or by telephone at (973) 740-5000.

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

Available-for-sale (“AFS”) is a classification that pertains to debt and equity securities. We classify these securities as AFS when they are neither trading securities nor held-to-maturity securities. Loans and equipment that we classify in assets held for sale (“AHFS”) generally pertain to assets we no longer have the intent or ability to hold until maturity.

Average Earning Assets (“AEA”) is computed using month end balances and is the average of finance receivables (defined below), operating lease equipment, and financing and leasing assets held for sale, less the credit balances of factoring clients. We use this average for certain key profitability ratios, including return on AEA, Net Finance Revenue as a percentage of AEA and operating expenses as a percentage of AEA.

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

Item 1:  Business Overview

18    CIT ANNUAL REPORT 2013

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

Net Finance Revenue (“NFR”) is a non-GAAP measurement and reflects Net Interest Revenue (defined below) plus rental income on operating leases less depreciation on operating lease equipment, which is a direct cost of equipment ownership. When divided by AEA, the product is defined as Net Finance Margin. These are key measures in the evaluation of the financial performance of our business.

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

New business volume represents the initial cash outlay related to new loan or lease transactions entered into during the period. The amount includes CIT’s portion of a syndicated transaction, whether it acts as the agent or a participant, and in certain instances, it includes portfolio purchases from third parties.

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

CIT ANNUAL REPORT 2013    19

example loan commitments, purchase commitments or derivative contracts), all of which are adjusted by certain risk-weightings as defined by the regulators, which are based upon, among other things, the relative credit risk of the counterparty.

Syndication and Sale of Receivables result from originating finance receivables with the intent to sell a portion, or the entire balance, of these assets to other institutions. We earn and recognize fees and/or gains on sales, which are reflected in other income, for acting as arranger or agent in these transactions.

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

Total Net Revenue is a non-GAAP measurement and is the combination of NFR and other income and is a measurement of our revenue growth.

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

Troubled Debt Restructuring (“TDR”) occurs when a lender, for economic or legal reasons, grants a concession to the borrower related to the borrower’s financial difficulties that it would not otherwise consider.

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

Item 1A. Risk Factors

The operation of our business, and the economic climate in the U.S. and other regions of the world involve various elements of risk and uncertainty. You should carefully consider the risks and uncertainties described below before making a decision whether to invest in the Company. This is a discussion of the risks that we believe are material to our business and does not include all risks, material or immaterial, that may possibly affect our business. Any of the following risks, as well as additional risks that are presently unknown to us or that we currently deem immaterial, could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Our Strategy and Business Plan

If the assumptions and analyses underlying our strategy and business plan, including with respect to market conditions, capital and liquidity, business strategy, and operations are incorrect, we may be unsuccessful in executing our strategy and business plan.

A number of strategic issues affect our business, including how we allocate our capital and liquidity, our business strategy, and the quality and efficiency of operations. Among the capital and liquidity issues, we must address how we will use our excess capital, and our funding model, including the amount, availability, and cost of secured and unsecured debt in the capital markets and bank deposits in a bank-centric model. See “Risks Related to Capital and Liquidity.” Among the business strategy issues, we must continue to evaluate which platforms to operate within CIT Bank or at the holding company, the scope of our international operations, and whether to acquire any new business platforms, or to expand, contract, or sell any existing platforms, some of which may be material. Among operational issues, we must continuously originate new business, service our existing portfolio, and review and/or upgrade our policies, procedures, systems, and internal controls.

We developed our strategy and business plan based upon certain assumptions, analyses, and financial forecasts, including with respect to our capital levels, funding model, credit ratings, revenue growth, earnings, interest margins, expense levels, cash flow, credit losses, liquidity and financing sources, lines of business and scope of our international operations, acquisitions and divestitures, equipment residual values, capital expenditures, retention of key employees, and the overall strength and stability of general economic conditions. Financial forecasts are inherently subject to many uncertainties and are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. Accordingly, our actual financial condition and results of operations may differ materially from what we have forecast. If we are unable to implement our strategic decisions effectively, we may need to refine, supplement, or modify our business plan and strategy in significant ways. If we are unable to fully implement our business plan and strategy, it may have a material adverse

Item 1A:  Risk Factors

20    CIT ANNUAL REPORT 2013

effect on our business, results of operations and financial condition.

Risks Related to Capital and Liquidity

If we fail to maintain sufficient capital or adequate liquidity to meet regulatory capital guidelines, there could be a material adverse effect on our business, results of operations, and financial condition.

New and evolving capital and liquidity standards will have a significant effect on banks and BHCs. In July 2013, the FRB and the FDIC approved the Basel III Final Rule, which requires BHCs to maintain more and higher quality capital than in the past. In October 2013, the FRB issued a proposed rule to create a standardized minimum liquidity requirement for large and internationally active banking organizations, referred to as the “liquidity coverage ratio”, or “LCR”. The U.S. bank regulatory agencies are also expected to issue a rule implementing the net stable funding ratio, or “NSFR”, called for by the Basel III Final Framework. If we incur future losses that reduce our capital levels or affect our liquidity, we may fail to maintain our regulatory capital or our liquidity above regulatory minimums and at economically satisfactory levels. Failure to maintain the appropriate capital levels or adequate liquidity would have a material adverse effect on the Company’s financial condition and results of operations, and subject the Company to a variety of formal or informal enforcement actions, which may include restrictions on our business activities, including limiting lending and leasing activities, limiting the expansion of our business, either organically or through acquisitions, requiring the raising of additional capital, which may be dilutive to shareholders, or requiring prior regulatory approval before taking certain actions, such as payment of dividends or otherwise returning capital to shareholders. The new liquidity standards could also require CIT to hold higher levels of short-term investments, thereby reducing our ability to reduce our excess liquidity and invest in longer-term or less liquid assets. In addition to the requirement to be well-capitalized, the Company and CIT Bank are subject to regulatory guidelines that involve qualitative judgments by regulators about the entities’ status as well-managed, about the safety and soundness of the entities’ operations, including their risk management, and about the entities’ compliance with obligations under the Community Reinvestment Act of 1977, and failure to meet any of those standards may have a material adverse effect on our business.

If we fail to maintain adequate liquidity or to generate sufficient cash flow to satisfy our obligations as they come due, it could materially adversely affect our future business operations.

CIT’s liquidity is essential for the operation of our business. Our liquidity, and our ability to issue debt in the capital markets or fund our activities through bank deposits, could be affected by a number of factors, including market conditions, our capital structure, our credit ratings, and the performance of our business. An adverse change in any of those factors, and particularly a downgrade in our credit ratings, could negatively affect CIT’s liquidity and competitive position, increase our funding costs, or limit our access to the capital markets or deposit markets. Further, an adverse change in the performance of our business could have a negative impact on our operating cash flow. CIT’s credit ratings are subject to ongoing review by the rating agencies, which consider a number of factors, including CIT’s own financial strength, performance, prospects, and operations, as well as factors not within our control, including conditions affecting the financial services industry generally. There can be no assurance that we will maintain or increase our current ratings, which currently are not investment grade. If we experience a substantial, unexpected, or prolonged change in the level or cost of liquidity, or fail to generate sufficient cash flow to satisfy our obligations, it could adversely affect our business, financial condition, or results of operations.

Our business may be adversely affected if we fail to successfully expand our sources of deposits at CIT Bank.

CIT Bank currently does not have a branch network and relies on its online bank, brokered deposits, and certain deposit sweep accounts to raise deposits. Continued expansion of CIT Bank’s retail online banking platform to diversify the types of deposits that it accepts may require significant time, effort, and expense to implement. CIT Bank anticipates launching a retail branch in Salt Lake City. In addition, an acquisition of a retail branch network would be subject to regulatory approval, which may not be obtained. We are likely to face significant competition for deposits from larger BHCs who are similarly seeking larger and more stable pools of funding. If CIT Bank fails to expand and diversify its deposit-taking capability, it could have an adverse effect on our business, results of operations, and financial condition.

Risks Related to Regulatory Obligations

We could be adversely affected by banking or other regulations, including new regulations or changes in existing regulations or the application thereof.

The financial services industry, in general, is heavily regulated. We are subject to the comprehensive, consolidated supervision of the FRB, including risk-based and leverage capital requirements and information reporting requirements. In addition, CIT Bank is subject to supervision by the FDIC and UDFI, including risk-based capital requirements and information reporting requirements. This regulatory oversight is established to protect depositors, federal deposit insurance funds and the banking system as a whole, and is not intended to protect debt and equity security holders.

Proposals for legislation to further regulate, restrict, and tax certain financial services activities are continually being introduced in the United States Congress and in state legislatures. The Dodd-Frank Act, which was adopted in 2010, constitutes the most wide-ranging overhaul of financial services regulation in decades, including provisions affecting, among other things, (i) corporate governance and executive compensation of companies whose securities are registered with the SEC, (ii) FDIC insurance assessments based on asset levels rather than deposits, (iii) minimum capital levels for BHCs, (iv) derivatives activities, proprietary trading, and private investment funds offered by financial institutions, and (v) the regulation of large financial institutions. In addition, the Dodd-Frank Act established additional regulatory bodies, including the FSOC, which is charged with identifying systemic risks, promoting stronger financial regulation, and identifying those non-bank companies that are “systemically important”, and the CFPB, which has broad authority to examine and regulate a federal regulatory framework for consumer financial protection. The agencies regulating the financial services industry

CIT ANNUAL REPORT 2013    21

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

Our Aerospace, Rail, Marine, and other equipment financing operations are subject to various laws, rules, and regulations administered by authorities in jurisdictions where we do business. In the U.S., our equipment leasing operations, including for aircraft, railcars, ships, and other equipment, are subject to rules and regulations relating to safety, operations, maintenance, and mechanical standards promulgated by various federal and state agencies and industry organizations, including the U.S. Department of Transportation, the Federal Aviation Administration, the Federal Railroad Administration, the Association of American Railroads, the Maritime Administration, the U.S. Coast Guard, and the U.S. Environmental Protection Agency. In addition, state agencies regulate some aspects of rail and maritime operations with respect to health and safety matters not otherwise preempted by federal law. Our business operations and our equipment leasing portfolios may be adversely impacted by rules and regulations promulgated by governmental and industry agencies, which could require substantial modification, maintenance, or refurbishment of our aircraft, railcars, ships, or other equipment, or potentially make such equipment inoperable or obsolete. Violations of these rules and regulations can result in substantial fines and penalties, including potential limitations on operations or forfeitures of assets.

The financial services industry is also heavily regulated in many jurisdictions outside of the United States. We have subsidiaries in various countries that are licensed as banks, banking corporations and broker-dealers, all of which are subject to regulation and examination by banking and securities regulators in their home jurisdiction. In certain jurisdictions, including the United Kingdom, the local banking regulators expect the local regulated entity to maintain contingency plans to operate on a stand-alone basis in the event of a crisis. Given the evolving nature of regulations in many of these jurisdictions, it may be difficult for us to meet all of the regulatory requirements, establish operations and receive approvals. Our inability to remain in compliance with regulatory requirements in a particular jurisdiction could have a material adverse effect on our operations in that market and on our reputation generally.

In addition, our equipment leasing operations outside of the U.S. are subject to the jurisdiction of authorities in the countries in which we do business. Failure to comply with, or future changes to, any of the foregoing laws, rules, or regulations could restrict the use or reduce the economic value of our leased equipment, including loss of revenue, or cause us to incur significant expenditures to comply, thereby increasing operating expenses. Certain changes to laws, rules, and regulations, or actions by authorities under existing laws, rules, or regulations, could result in the obsolescence of various assets or impose compliance costs that are so significant as to render such assets economically obsolete.

We could be adversely affected by the actions and commercial soundness of other financial institutions.

CIT’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. CIT has exposure to many different industries and counterparties, and it routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial institutions, or the financial services industry generally, could affect market liquidity and could lead to losses or defaults by us or by other institutions. Many of these transactions could expose CIT to credit risk in the event of default by its counterparty or client. In addition, CIT’s credit risk may be impacted if the collateral held by it cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due to CIT. There is no assurance that any such losses would not adversely affect, possibly materially, CIT.

We may be restricted from paying dividends or repurchasing our common stock.

BHCs with assets in excess of $50 billion must develop an annual capital plan detailing their plans for the payment of dividends on their common or preferred stock or the repurchase of common stock. Although our assets currently are less than $50 billion, we would become subject to the capital plan requirement if our assets exceed $50 billion in the future. Furthermore, we still consult with the FRBNY prior to declaring dividends on our common stock or implementing a plan to repurchase our common stock. We cannot determine whether the FRBNY will object to future capital returns consistent with our past practice.

Risks Related to the Operation of Our Businesses

Revenue growth from new business initiatives and expense reductions from efficiency improvements may not be achieved.

As part of its ongoing business, CIT from time to time enters into new business initiatives. In addition, CIT has targeted certain expense reductions to be phased in during 2013 and 2014. The new business initiatives may not be successful in increasing revenue, whether due to significant levels of competition, lack of demand for services, lack of name recognition or a record of prior performance, or otherwise, or may require higher expenditures than anticipated to generate new business volume. The expense initiatives may not reduce expenses as much as anticipated, whether due to delays in implementation, higher than expected or unanticipated costs to implement them, increased costs for new regulatory obligations, or for other reasons. If CIT is unable to achieve the anticipated revenue growth from its new business

Item 1A:  Risk Factors

22    CIT ANNUAL REPORT 2013

initiatives or the projected expense reductions from efficiency improvements, its results of operations and profitability may be adversely affected.

Our Commercial Aerospace business is concentrated by industry and any downturn in that industry may have a material adverse effect on our business.

Most of our business is diversified by customer, industry, and geography. However, although our Commercial Aerospace business is diversified by customer and geography, it is concentrated in one industry and represents over 24% of our financing and leasing assets. If there is a significant downturn in commercial air travel, it could have a material adverse effect on our business and results of operations.

If we fail to maintain adequate internal control over financial reporting, it could result in a material misstatement of the Company’s annual or interim financial statements.

Management of CIT is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. If we identify material weaknesses or other deficiencies in our internal controls, or if material weaknesses or other deficiencies exist that we fail to identify, our risk will be increased that a material misstatement to our annual or interim financial statements will not be prevented or detected on a timely basis. Any such potential material misstatement, if not prevented or detected, could require us to restate previously released financial statements and could otherwise have a material adverse effect on our business, results of operations, and financial condition.

Our allowance for loan losses may prove inadequate.

The quality of our financing and leasing assets depends on the creditworthiness of our customers and their ability to fulfill their obligations to us. We maintain a consolidated allowance for loan losses on our financing and leasing assets to provide for loan defaults and non-performance. The amount of our allowance reflects management’s judgment of losses inherent in the portfolio. Our credit losses were significantly more severe from 2007 to 2009 than in prior economic downturns, due to a significant decline in real estate values, an increase in the proportion of cash flow loans versus asset based loans in our corporate finance segment, the limited ability of borrowers to restructure their liabilities or their business, and reduced values of the collateral underlying the loans.

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

If the models that we use in our business are poorly designed, our business or results of operations may be adversely affected.

We rely on quantitative models to measure risks and to estimate certain financial values. Models may be used in such processes as determining the pricing of various products, grading loans and extending credit, measuring interest rate and other market risks, predicting losses, assessing capital adequacy, and calculating regulatory capital levels, as well as to estimate the value of financial instruments and balance sheet items. Poorly designed or implemented models present the risk that our business decisions based on information incorporating models will be adversely affected due to the inadequacy of that information. Also, information we provide to the public or to our regulators based on poorly designed or implemented models could be inaccurate or misleading. Some of the decisions that our regulators make, including those related to capital distributions to our shareholders, could be affected adversely due to their perception that the quality of the models used to generate the relevant information are insufficient.

We may not be able to achieve the expected benefits from acquiring a business or assets or receive adequate consideration for disposing of a business or assets.

As part of our strategy and business plan, we may consider a number of measures designed to manage our business, the products and services we offer, and our asset levels, credit exposures, or liquidity position, including potential business or asset acquisitions or sales. We may fail to complete any of these transactions, or if we complete any transactions, we may fail to realize any benefits from the transactions.

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

CIT ANNUAL REPORT 2013    23

from an acquisition could have a material adverse effect on our business, financial condition, and results of operations.

CIT must generally receive regulatory approval before it can acquire a bank or BHC or for any acquisition in which the assets acquired exceeds $10 billion. We cannot be certain when or if, or on what terms and conditions, any required regulatory approval may be granted. We may be required to sell assets or business units as a condition to receiving regulatory approval.

As a result of economic cycles and other factors, the value of certain asset classes may fluctuate and decline below their historic cost. If CIT is holding such businesses or asset classes, we may not recover our carrying value if we sell such businesses or assets. In addition, potential purchasers may be unwilling to pay an amount equal to the face value of a loan or lease if the purchaser is concerned about the quality of our credit underwriting. We may not receive adequate consideration for our dispositions. These transactions, if completed, may reduce the size of our business and we may not be able to replace the lending and leasing activity associated with these businesses. As a result, our future disposition of assets could have a material adverse effect on our business, financial condition and results of operations.

It could adversely affect our business if we fail to retain and/or attract skilled employees.

Our business and results of operations will depend in part upon our ability to retain and attract highly skilled and qualified executive officers and management, financial, compliance, technical, marketing, sales, and support employees. Competition for qualified executive officers and employees can be challenging, and CIT cannot ensure success in attracting or retaining such individuals. This competition can lead to increased expenses in many areas. If we fail to attract and retain qualified executive officers and employees, it could materially adversely affect our ability to compete and it could have a material adverse effect on our ability to successfully operate our business or to meet our operations, risk management, compliance, regulatory, funding and financial reporting requirements.

We may not be able to realize our entire investment in the equipment we lease to our customers.

Our financing and leasing assets include a significant portion of leased equipment, including but not limited to aircraft, railcars and locomotives, technology and office equipment, and medical equipment. The realization of equipment values (residual values) during the life and at the end of the term of a lease is an important element in the profitability of our leasing business. At the inception of each lease, we record a residual value for the leased equipment based on our estimate of the future value of the equipment at the expected disposition date. Internal equipment management specialists, as well as external consultants, determine residual values.

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

The degree of residual realization risk varies by transaction type. Capital leases bear the least risk because contractual payments usually cover approximately 90% of the equipment’s cost at the inception of the lease. Operating leases have a higher degree of risk because a smaller percentage of the equipment’s value is covered by contractual cash flows over the term of the lease. A significant portion of our leasing portfolios are comprised of operating leases, which increase our residual realization risk.

We are currently involved in a number of legal proceedings, and may from time to time be involved in government investigations and inquiries, related to the conduct of our business, the results of which could have a material adverse effect on our business, financial condition, or results of operation.

We are currently involved in a number of legal proceedings, and may from time to time be involved in government investigations and inquiries, relating to matters that arise in connection with the conduct of our business (collectively, “Litigation”). We are also at risk when we have agreed to indemnify others for losses related to Litigation they face, such as in connection with the sale of a business or assets by us. It is inherently difficult to predict the outcome of Litigation matters, particularly when such matters are in their early stages or where the claimants seek indeterminate damages. We cannot state with certainty what the eventual outcome of the pending Litigation will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines, or penalties related to each pending matter will be, if any. The actual results of resolving Litigation matters may be substantially higher than the amounts reserved, or judgments may be rendered, or fines or penalties assessed in matters for which we have no reserves. Adverse judgments, fines or penalties in one or more Litigation matters could have a material adverse effect on our business, financial condition, or results of operation.

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

Item 1A:  Risk Factors

24    CIT ANNUAL REPORT 2013

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

Foreign countries have various compliance requirements for financial statement audits and tax filings, which are required in order to obtain and maintain licenses to transact business and may be different in some respects from GAAP in the U.S. or the tax laws and regulations of the U.S. If we are unable to properly complete and file our statutory audit reports or tax filings, regulators or tax authorities in the applicable jurisdiction may restrict our ability to do business.

Furthermore, our international operations could expose us to trade and economic sanctions or other restrictions imposed by the United States or other governments or organizations. The U.S. Department of Justice (“DOJ”) and other federal agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of trade sanction laws, the Foreign Corrupt Practices Act (“FCPA”) and other federal statutes. Under trade sanction laws, the government may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries, and modifications to compliance programs, which may increase compliance costs, and may subject us to fines, penalties and other sanctions. If any of the risks described above materialize, it could adversely impact our operating results and financial condition.

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

In addition to our equity capital, we rely on borrowed money from unsecured debt, secured debt, and deposits to fund our business. We derive the bulk of our income from net finance revenue, which is the difference between interest and rental income on our financing and leasing assets and interest expense on deposits and other borrowings and depreciation on our operating lease equipment. Prevailing economic conditions, the trade, fiscal, and monetary policies of the federal government and the policies of various regulatory agencies all affect market rates of interest and the availability and cost of credit, which in turn significantly affects our net finance revenue. Volatility in interest rates can also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as federal government and corporate securities and other investment vehicles, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than financial institutions.

Although interest rates are currently lower than usual, any significant decrease in market interest rates may result in a change in net interest margin and net finance revenue. A substantial portion of our loans and other financing products, as well as our deposits and other borrowings, bear interest at floating interest rates. If interest rates increase, monthly interest obligations owed by our customers to us will also increase, as will our own interest expense. Demand for our loans or other financing products may decrease as interest rates rise or if interest rates are expected to rise in the future. In addition, if prevailing interest rates increase, some of our customers may not be able to make the increased interest payments or refinance their balloon and bullet payment transactions, resulting in payment defaults and loan impairments. Conversely, if interest rates remain low, our interest expense may decrease, but our customers may refinance the loans they have with us at lower interest rates, or with others, leading to lower revenues. As interest rates rise and fall over time, any significant change in market rates may result in a decrease in net finance revenue, particularly if the interest rates we pay on our deposits and other borrowings and the interest rates we charge our customers do not change in unison, which may have a material adverse effect on our business, operating results, and financial condition.

We may be adversely affected by deterioration in economic conditions that is general in scope or affects specific industries, products or geographic areas.

Given the high percentage of our financing and leasing assets represented directly or indirectly by loans and leases, and the importance of lending and leasing to our overall business, weak economic conditions are likely to have a negative impact on our

CIT ANNUAL REPORT 2013    25

business and results of operations. Prolonged economic weakness or other adverse economic or financial developments in the U.S. or global economies in general, or affecting specific industries, geographic locations and/or products, would likely adversely impact credit quality as borrowers may fail to meet their debt payment obligations, particularly customers with highly leveraged loans. Adverse economic conditions have in the past and could in the future result in declines in collateral values, which also decreases our ability to fund against collateral. This would result in higher levels of nonperforming loans, net charge-offs, provision for credit losses, and valuation adjustments on loans held for sale. The value to us of other assets such as investment securities, most of which are debt securities or other financial instruments supported by loans, similarly would be negatively impacted by widespread decreases in credit quality resulting from a weakening of the economy. Accordingly, higher credit and collateral related losses and decreases in the value of financial instruments could impact our financial position or operating results.

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

We are also affected by the economic and other policies adopted by various governmental authorities in the U.S. and other jurisdictions in reaction to economic conditions. Changes in monetary policies of the FRB and non-U.S. central banking authorities directly impact our cost of funds for lending, capital raising, and investment activities, and may impact the value of financial instruments we hold. In addition, such changes may affect the credit quality of our customers. Changes in domestic and international monetary policies are beyond our control and difficult to predict.

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

We compete primarily on the basis of pricing (including the interest rates charged on loans or paid on deposits and the pricing for equipment leases), product terms and structure, the range of products and services offered, and the quality of customer service (including convenience and responsiveness to customer needs and concerns). The ability to access and use technology is an increasingly important competitive factor in the financial services industry, and it is a critically important component to customer satisfaction as it affects our ability to deliver the right products and services.

If we are unable to address the competitive pressures that we face, we could lose market share. On the other hand, if we meet those competitive pressures, it is possible that we could incur significant additional expense, experience lower returns due to compressed net finance revenue, and/or incur increased losses due to less rigorous risk standards.

We may be exposed to risk of environmental liability or claims for negligence, property damage, or personal injury when we take title to properties or lease certain equipment.

In the course of our business, we may foreclose on and take title to real estate that contains or was used in the manufacture or processing of hazardous materials, or that is subject to other hazardous risks. In addition, we may lease equipment to our customers that is used to mine, develop, process, or transport hazardous materials. As a result, we could be subject to environmental liabilities or claims for negligence, property damage, or personal injury with respect to these properties or equipment. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation, and clean-up costs incurred by these parties in connection with environmental contamination, accidents or other hazardous risks, or may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site or equipment involved in a hazardous incident, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination, property damage, personal injury or other hazardous risks emanating from the property or related to the equipment. If we become subject to significant environmental liabilities or claims for negligence, property damage, or personal injury, our financial condition and results of operations could be adversely affected.

We rely on our systems, employees, and certain third party vendors and service providers in conducting our operations, and certain failures, including internal or external fraud, operational errors, systems malfunctions, disasters, or terrorist activities, could materially adversely affect our operations.

We are exposed to many types of operational risk, including the risk of fraud by employees and outsiders, clerical and recordkeeping errors, and computer or telecommunications systems malfunctions. Our businesses depend on our ability to process a large number of increasingly complex transactions. If any of our operational, accounting, or other data processing systems fail or have other significant shortcomings, we could be materially adversely affected. We are similarly dependent on our employees. We could be materially adversely affected if one of our employees causes a significant operational break-down or failure, either as a result of human error or intentional sabotage or fraudulent manipulation of our operations or systems. Third parties with which we do business, including vendors that provide internet access, portfolio servicing, deposit products, or security solutions for our operations, could also be sources of operational and information security risk to us, including from breakdowns, failures, or capacity constraints of their own systems

Item 1A:  Risk Factors

26    CIT ANNUAL REPORT 2013

or employees. Any of these occurrences could diminish our ability to operate one or more of our businesses, or cause financial loss, potential liability to clients, inability to secure insurance, reputational damage, or regulatory intervention, which could have a material adverse effect on our business.

We may also be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control, which may include, for example, electrical or telecommunications outages, natural or man-made disasters, such as fires, earthquakes, hurricanes, floods, or tornados, disease pandemics, or events arising from local or regional politics, including terrorist acts or international hostilities. Such disruptions may give rise to losses in service to clients and loss or liability to us. In addition, there is the risk that our controls and procedures as well as business continuity and data security systems prove to be inadequate. The computer systems and network systems we and others use could be vulnerable to unforeseen problems. These problems may arise in both our internally developed systems and the systems of third-party hardware, software, and service providers. In addition, our computer systems and network infrastructure present security risks, and could be susceptible to hacking, computer viruses, or identity theft. Any such failure could affect our operations and could materially adversely affect our results of operations by requiring us to expend significant resources to correct the defect, as well as by exposing us to litigation or losses not covered by insurance. The adverse impact of disasters, terrorist activities, or international hostilities also could be increased to the extent that there is a lack of preparedness on the part of national or regional emergency responders or on the part of other organizations and businesses that we deal with, particularly those that we depend upon but have no control over.

We continually encounter technological change, and if we are unable to implement new or upgraded technology when required, it may have a material adverse effect on our business.

The financial services industry is continually undergoing rapid technological change with frequent introduction of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs Our continued success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that satisfy customer demands and create efficiencies in our operations. If we are unable to effectively implement new technology-driven products and services that allow us to remain competitive or be successful in marketing these products and services to our customers, it may have a material adverse effect on our business.

We could be adversely affected by information security breaches or cyber security attacks.

Information security risks for large financial institutions such as CIT have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties, some of which may be linked to terrorist organizations or hostile foreign governments. Our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. Our businesses rely on our digital technologies, computer and email systems, software, and networks to conduct their operations. Our technologies, systems, networks, and our customers’ devices may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of CIT’s or our customers’ confidential, proprietary and other information, or otherwise disrupt CIT’s or its customers’ or other third parties’ business operations.

Recently, there have been several well-publicized series of apparently related denial of service attacks on large financial services companies. In a denial of service attack, hackers flood commercial websites with extraordinarily high volumes of traffic, with the goal of disrupting the ability of commercial enterprises to process transactions and possibly making their websites unavailable to customers for extended periods of time. We recently experienced denial of service attacks that targeted a third party service provider that provides software and customer services with respect to our online deposit taking activities, which resulted in temporary disruptions in customers’ ability to perform online banking transactions, although no customer data was lost or compromised. Even if not directed at CIT specifically, attacks on other entities with whom we do business or on whom we otherwise rely or attacks on financial or other institutions important to the overall functioning of the financial system could adversely affect, directly or indirectly, aspects of our business.

Since January 1, 2011, we have not experienced any material information security breaches involving either proprietary or customer information. However, if we experience cyber attacks or other information security breaches in the future, either the company or its customers may suffer material losses. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the prominent size and scale of CIT and its role in the financial services industry, our plans to continue to implement our online banking channel strategies and develop additional remote connectivity solutions to serve our customers when and how they want to be served, our expanded geographic footprint and international presence, the outsourcing of some of our business operations, and the continued uncertain global economic environment. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

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

CIT ANNUAL REPORT 2013    27

Item 1B. Unresolved Staff Comments

There are no unresolved SEC staff comments.

Item 2. Properties

CIT primarily operates in North America, with additional locations in Europe, Latin America, and Asia. CIT occupies approximately 1.3 million square feet of office space, the majority of which is leased.

Item 3: Legal Proceedings

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 1B.  Unresolved Staff Comments

28    CIT ANNUAL REPORT 2013

PART TWO

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information – CIT’s common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “CIT.”

The following tables set forth the high and low reported closing prices for CIT’s common stock.

	2013		2012
Common Stock	High	Low	High	Low
First Quarter	$44.72	$39.04	$43.19	$34.84
Second Quarter	$47.56	$40.88	$41.60	$32.57
Third Quarter	$51.33	$46.84	$41.38	$34.20
Fourth Quarter	$52.13	$47.21	$40.81	$36.12

Holders of Common Stock – As of February 10, 2014, there were 131,238 beneficial holders of common stock.

Dividends – We declared and paid a $0.10 cash dividend on our common stock during the 2013 fourth quarter. On January 21, 2014, the Board of Directors declared a quarterly cash dividend of $0.10 per share payable on February 28, 2014. We expect quarterly cash dividends will continue to be paid in the future. There were no other dividends paid to shareholders during 2013 and 2012.

Shareholder Return – The following graph shows the annual cumulative total shareholder return for common stock during the period from December 10, 2009 to December 31, 2013. Five year historical data is not presented since we emerged from bankruptcy on December 10, 2009 and the performance of CIT’s common stock since December 10, 2009 is not comparable to the pre-bankruptcy performance of CIT’s common stock. The chart also shows the cumulative returns of the S&P 500 Index and S&P Banks Index for the same period. The comparison assumes $100 was invested on December 10, 2009 (the date our new common stock began trading on the NYSE). Each of the indices shown assumes that all dividends paid were reinvested.

CIT STOCK PERFORMANCE DATA

CIT ANNUAL REPORT 2013    29

Securities Authorized for Issuance Under Equity Compensation Plans – Our equity compensation plans in effect following the Effective Date were approved by the Court and do not require shareholder approval. Equity awards associated with these plans are presented in the following table.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plan approved by the Court	59,095	$31.23	6,157,903	*

* Excludes the number of securities to be issued upon exercise of outstanding options and 2,234,529 shares underlying outstanding awards granted to employees and/or directors that are unvested and/or unsettled.

During 2013, we had no equity compensation plans that were not approved by the Court or by shareholders. For further information on our equity compensation plans, including the weighted average exercise price, see Item 8. Financial Statements and Supplementary Data, Note 18 — Retirement, Other Postretirement and Other Benefit Plans.

Issuer Purchases of Equity Securities – On May 30, 2013, our Board of Directors approved the repurchase of up to $200 million of the Company’s common stock through December 31, 2013. Management determined the timing and amount of shares repurchased under the share repurchase authorizations based on market conditions and other considerations. The repurchases were effected via open market purchases and through plans designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The repurchased common stock is held as treasury shares and may be used for the issuance of shares under CIT’s employee stock plans.

The following table provides information related to purchases by the Company of its common shares during the quarter ended December 31, 2013:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Total Dollar Amount Purchased Under the Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
				(dollars in millions)	(dollars in millions)
September 30, 2013			1,085,517	$51.4	$148.6
Fourth Quarter Purchases
October 1–31, 2013	1,028,386	$48.61	1,028,386	$50.0
November 1–30, 2013	1,155,000	$47.85	1,155,000	55.3
December 1–31, 2013	738,038	$49.77	738,038	36.7
	2,921,424	$48.60	2,921,424	$142.0
December 31, 2013			4,006,941	$193.4 (1)	$–

(1)	Shares repurchases were subject to a $200 million total, that expired on December 31, 2013.

On January 21, 2014, the Board of Directors approved the repurchase of up to $300 million of common stock through December 31, 2014. In addition, the Board also approved the repurchase of an additional $7 million of common stock, which was the amount unused from our 2013 share repurchase authorization.

Unregistered Sales of Equity Securities – There were no sales of common stock during 2013. However, there were issuances of common stock under equity compensation plans and an employee stock purchase plan, both of which are subject to registration statements.

Item 5:  Market for Registrant’s Common Equity

30    CIT ANNUAL REPORT 2013

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial information regarding our results of operations, balance sheets and certain ratios.

Upon emergence from bankruptcy on December 10, 2009, CIT adopted fresh start accounting effective December 31, 2009, which resulted in data subsequent to adoption not being comparable to data in periods prior to emergence. Data for the year ended December 2009 represent amounts for Predecessor CIT.

The data presented below is explained further in, and should be read in conjunction with, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures about Market Risk and Item 8. Financial Statements and Supplementary Data.

Select Data (dollars in millions)

	At or for the Years Ended December 31,
	CIT					Predecessor CIT
	2013	2012	2011	2010	2009	2009
Select Statement of Operations Data
Net interest revenue	$244.8	$(1,328.3)	$(565.7)	$639.3	$–	$(308.1)
Provision for credit losses	(64.9)	(51.6)	(269.7)	(820.3)	–	(2,660.8)
Total non-interest income	2,152.4	2,437.7	2,620.3	2,653.3	–	1,560.2
Total other expenses	(1,558.2)	(1,512.6)	(1,606.5)	(1,700.9)	–	(2,795.7)
Reorganization items and fresh start adjustments	–	–	–	–	–	4,240.2
Net income (loss)	675.7	(592.3)	14.8	521.3	–	(3.8)
Per Common Share Data
Diluted income (loss) per common share	$3.35	$(2.95)	$0.07	$2.60	–	$(0.01)
Book value per common share	$44.78	$41.49	$44.27	$44.54	$41.99	$–
Tangible book value per common share	$42.98	$39.61	$42.23	$42.17	$39.06	$–
Dividends declared per common share	$0.10	–	–	–	–	$0.02
Dividend payout ratio	3.0%	–	–	–	–	N/M
Performance Ratios
Return on average common stockholders’ equity	7.8%	(7.0)%	0.2%	6.0%	–	N/M
Net finance revenue as a percentage of average earning assets	4.28%	(0.24)%	1.53%	3.95%	–	0.75%
Return on average total assets	1.49%	(1.34)%	0.03%	0.93%	–	N/M
Total ending equity to total ending assets	18.8%	18.9%	19.6%	17.3%	13.9%	–
Balance Sheet Data
Loans including receivables pledged	$18,629.2	$20,847.6	$19,905.9	$24,648.4	$35,185.1	$
Allowance for loan losses	(356.1)	(379.3)	(407.8)	(416.2)	–	–
Operating lease equipment, net	13,035.4	12,411.7	12,006.4	11,155.0	10,927.5	–
Goodwill and intangible assets, net	354.9	377.8	409.5	474.7	586.6	–
Total cash and short-term investments	7,600.2	7,571.6	8,374.0	11,205.4	9,826.2	–
Total assets	47,139.0	44,012.0	45,263.4	51,453.4	60,561.5	–
Deposits	12,526.5	9,684.5	6,193.7	4,536.2	5,177.7	–
Total long-term borrowings	21,750.0	21,961.8	26,307.7	34,049.3	43,333.1	–
Total common stockholders’ equity	8,838.8	8,334.8	8,883.6	8,929.1	8,400.0	–
Credit Quality
Non-accrual loans as a percentage of finance receivables	1.29%	1.59%	3.53%	6.57%	4.47%	6.86%
Net charge-offs as a percentage of average finance receivables	0.37%	0.37%	1.16%	1.53%	–	4.04%
Allowance for loan losses as a percentage of finance receivables	1.91%	1.82%	2.05%	1.69%	–	4.33%
Financial Ratios
Tier 1 Capital Ratio	16.7%	16.2%	18.8%	19.0%	14.2%	–
Total Capital Ratio	17.4%	17.0%	19.7%	19.9%	14.2%	–

N/M — Not meaningful

CIT ANNUAL REPORT 2013    31

Average Balances(1) and Associated Income for the year ended: (dollars in millions)

	December 31, 2013			December 31, 2012			December 31, 2011
	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)
Interest bearing deposits	$5,108.8	$16.6	0.32%	$6,075.7	$21.8	0.36%	$6,395.4	$24.2	0.38%
Investment securities	1,886.0	12.3	0.65%	1,320.9	10.5	0.79%	1,962.3	10.6	0.54%
Loans (including held for sale)(2)(3)
U.S.	18,145.2	986.0	5.84%	17,190.7	1,131.7	7.07%	19,452.5	1,608.3	8.76%
Non-U.S.	4,123.6	367.9	8.92%	4,029.1	405.1	10.06%	4,566.2	585.6	12.83%
Total loans(2)	22,268.8	1,353.9	6.44%	21,219.8	1,536.8	7.67%	24,018.7	2,193.9	9.57%
Total interest earning assets / interest income(2)(3)	29,263.6	1,382.8	4.94%	28,616.4	1,569.1	5.72%	32,376.4	2,228.7	7.13%
Operating lease equipment, net (including held for sale)(4)
U.S.(4)	6,559.0	613.1	9.35%	6,139.0	596.9	9.72%	5,186.7	428.1	8.25%
Non-U.S.(4)	6,197.1	583.7	9.42%	6,299.0	654.5	10.39%	6,220.0	664.3	10.68%
Total operating lease equipment, net(4)	12,756.1	1,196.8	9.38%	12,438.0	1,251.4	10.06%	11,406.7	1,092.4	9.58%
Total earning assets(2)	42,019.7	$2,579.6	6.33%	41,054.4	$2,820.5	7.08%	43,783.1	$3,321.1	7.78%
Non interest earning assets
Cash due from banks	1,062.8			971.9			1,575.5
Allowance for loan losses	(367.8)			(405.1)			(412.0)
All other non-interest earning assets	2,586.5			2,671.1			3,094.0
Total Average Assets	$45,301.2			$44,292.3			$48,040.6
Average Liabilities
Borrowings
Deposits	$11,212.1	$179.8	1.60%	$7,707.9	$152.5	1.98%	$4,796.6	$111.2	2.32%
Long-term borrowings(5)	21,506.4	958.2	4.46%	24,235.5	2,744.9	11.33%	30,351.5	2,683.2	8.84%
Total interest-bearing liabilities	32,718.5	$1,138.0	3.48%	31,943.4	$2,897.4	9.07%	35,148.1	$2,794.4	7.95%
Credit balances of factoring clients	1,258.6			1,194.4			1,098.1
Other non-interest bearing liabilities	2,650.5			2,665.5			2,834.1
Noncontrolling interests	9.2			5.0			1.1
Stockholders’ equity	8,664.4			8,484.0			8,959.2
Total Average Liabilities and Stockholders’ Equity	$45,301.2			$44,292.3			$48,040.6
Net revenue spread			2.85%			(1.99)%			(0.17)%
Impact of non-interest bearing sources			0.69%			1.80%			1.40%
Net revenue/yield on earning assets(2)		$1,441.6	3.54%		$(76.9)	(0.19)%		$526.7	1.23%

(1)	The average balances presented are derived based on month end balances during the year. Tax exempt income was not significant in any of the years presented. Average rates are impacted by FSA accretion and amortization.

(2)	The rate presented is calculated net of average credit balances for factoring clients.

(3)	Non-accrual loans and related income are included in the respective categories.

(4)	Operating lease rental income is a significant source of revenue; therefore, we have presented the rental revenues net of depreciation.

(5)	Interest and average rates include FSA accretion, including amounts accelerated due to redemptions or extinguishments, and accelerated original issue discount on debt extinguishment related to the GSI facility.

Interest income on interest bearing deposits and investment securities was not significant in any of the years presented. The decline in average interest bearing deposits reflects the investment of cash in investment securities to earn a higher yield. The vast majority of our investment securities are high quality debt, primarily U.S. Treasury securities, U.S. Government Agency securities, and supranational and foreign government securities that typically mature in 91 days or less. We anticipate continued investment of our cash in various types of liquid, high-grade investments.

While interest income on loans benefited in 2013 from higher balances, interest income was down from 2012 and 2011 reflecting lower FSA accretion, which totaled $97 million in 2013, $268 million in 2012 and $745 million in 2011, change in product mix in Corporate Finance and sales of higher-yielding portfolios in Vendor Finance.

Net operating lease revenue was primarily generated from the commercial air and rail portfolios in each of the years presented. Net operating lease revenue decreased from 2012, as the benefit of increased assets from the growing aerospace and rail

Item 6:  Selected Financial Data

32    CIT ANNUAL REPORT 2013

portfolios was more than offset by higher depreciation expense and lower renewal rates. During 2013, on average, lease renewal rates in the rail portfolio were re-pricing higher, while the commercial air portfolio has been re-pricing slightly lower, putting pressure on overall rental revenue. Net operating lease revenue increased in 2012 from 2011 driven by higher assets in Transportation Finance and lower depreciation expense in Vendor Finance. The average rate on U.S. operating lease equipment, net increased in 2012 from 2011 reflecting strong asset utilization, including increased rail fleet utilization.

As a result of our debt redemption activities and the increased proportion of deposits to total funding, we reduced weighted average coupon rates of interest bearing liabilities to 3.07% at December 31, 2013 from 3.18% at December 31, 2012 and 4.69% at December 31, 2011. Deposits have increased, both in dollars and proportion of total CIT funding to 36% at December 31, 2013 compared to 31% at December 31, 2012 and 19% at December 31, 2011.

We continued to grow deposits during 2013 to fund lending activity in CIT Bank. The increase in interest expense in 2013 and 2012 was driven by higher balances. Online deposits, which were initiated in late 2011, grew $4.3 billion during 2012 and $1.5 billion in 2013. Brokered CDs and sweeps declined $1.1 billion during 2012 and increased $1.1 billion in 2013. The weighted average rate of total CIT deposits at December 31, 2013 was 1.65%, compared to 1.75% at December 31, 2012 and 2.68% at December 31, 2011.

Interest expense on long-term borrowings declined significantly from 2012 due to less FSA accretion and lower rates. FSA accretion increased interest expense by $82 million, $1.6 billion and $904 million for the years ended December 31, 2013, 2012 and 2011, respectively. The higher 2012 amounts resulted from accelerated FSA net discount on repayments of over $15 billion in high cost debt in the first three quarters and $1.0 billion of secured debt in the last quarter of 2012. During 2011, CIT had $9.5 billion in debt redemptions and extinguishments. The weighted average coupon rate of long-term borrowings at December 31, 2013 was 3.87%, compared to 3.81% at December 31, 2012 and 5.12% at December 31, 2011.

The table below disaggregates CIT’s year-over-year changes (2013 versus 2012 and 2012 versus 2011) in net interest revenue and operating lease margins as presented in the preceding tables between volume (level of lending or borrowing) and rate (rates charged customers or incurred on borrowings). See ‘Net Finance Revenue’ section for further discussion.

Changes in Net Finance Revenue (dollars in millions)

	2013 Compared to 2012			2012 Compared to 2011
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
	Volume	Rate	Net	Volume	Rate	Net
Interest Income
Loans (including held for sale)
U.S.	$55.7	$(201.4)	$(145.7)	$(160.0)	$(316.6)	$(476.6)
Non-U.S.	8.4	(45.6)	(37.2)	(54.0)	(126.5)	(180.5)
Total loans	64.1	(247.0)	(182.9)	(214.0)	(443.1)	(657.1)
Interest bearing deposits	(3.1)	(2.0)	(5.1)	(1.1)	(1.4)	(2.5)
Investments	3.7	(2.0)	1.7	(5.1)	5.1	–
Interest income	64.7	(251.0)	(186.3)	(220.2)	(439.4)	(659.6)
Operating lease equipment, net (including held for sale)(1)	29.7	(84.3)	(54.6)	100.8	58.2	159.0
Interest Expense
Interest on deposits	56.2	(28.9)	27.3	57.6	(16.3)	41.3
Interest on long-term borrowings(2)	(121.6)	(1,665.1)	(1,786.7)	(692.7)	754.4	61.7
Interest expense	(65.4)	(1,694.0)	(1,759.4)	(635.1)	738.1	103.0
Net finance revenue	$159.8	$1,358.7	$1,518.5	$515.7	$(1,119.3)	$(603.6)

(1)	Operating lease rental income is a significant source of revenue; therefore, we have presented the net revenues.

(2)	Includes acceleration of FSA accretion resulting from redemptions or extinguishments, prepayment penalties, and accelerated original issue discount on debt extinguishment related to the TRS facility.

CIT ANNUAL REPORT 2013    33

Average Daily Long-term Borrowings Balances and Rates (dollars in millions)

	Years Ended
	December 31, 2013			December 31, 2012			December 31, 2011
	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)
Revolving Credit Facility(1)	$–	$15.6	–	$284.1	$18.6	6.56%	$–	$–	–
Senior Unsecured Notes(2)	12,107.0	660.0	5.45%	12,957.2	1,613.8	12.45%	–	–	–
Secured borrowings(2)	9,408.1	282.6	3.00%	10,355.1	428.7	4.14%	18,339.9	1,145.2	6.24%
Series A Notes(2)	–	–	–	856.2	683.8	79.86%	11,970.8	1,538.0	12.85%
Total Long-term Borrowings	$21,515.1	$958.2	4.45%	$24,452.6	$2,744.9	11.22%	$30,310.7	$2,683.2	8.85%

(1)	Interest expense and average rate includes Facility commitment fees and amortization of Facility deal costs.

(2)	Interest expense includes accelerated FSA accretion (amortization), accelerated original issue discount and prepayment penalties on debt extinguishment, as presented in the following table.

Accelerated FSA accretion (amortization), accelerated original issue discount and prepayment penalties on debt extinguishment (dollars in millions)

	Years Ended December 31,
	2013	2012	2011
Senior Unsecured Notes	$25.9	$718.8	$–
Secured Borrowings	4.6	82.6	4.5
Series A Notes	–	596.9	388.9
Total	$30.5	$1,398.3	$393.4

Item 6:  Selected Financial Data

34    CIT ANNUAL REPORT 2013

Item 7:    Management’s Discussion and Analysis of Financial Condition and Results of Operations and

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

BACKGROUND

CIT Group Inc., together with its subsidiaries (“we”, “our”, “CIT” or the “Company”) has provided financial solutions to its clients since its formation in 1908. We provide financing, leasing and advisory services principally to middle market companies in a wide variety of industries and offer vendor, equipment, commercial and structured financing products, as well as factoring and management advisory services. We have $36 billion of financing and leasing assets at December 31, 2013. CIT became a bank holding company (“BHC”) in December 2008 and a financial holding company in July 2013. CIT is regulated by the Board of Governors of the Federal Reserve System (“FRB”) and the Federal Reserve Bank of New York (“FRBNY”) under the U.S. Bank Holding Company Act of 1956. CIT Bank (the “Bank”), a wholly-owned subsidiary, is a state chartered bank located in Salt Lake City, Utah, that offers commercial financing and leasing products as well as a suite of savings options and is subject to regulation by the Federal Depository Insurance Corporation (“FDIC”) and the Utah Department of Financial Institutions (“UDFI”).

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk” contain financial terms that are relevant to our business and a glossary of key terms used is included in Part I Item 1. Business Overview.

Management uses certain non-GAAP financial measures in its analysis of the financial condition and results of operations of the Company. See “Non-GAAP Financial Measurements” for a reconciliation of these to comparable financial measures based on accounting principles generally accepted in the United States of America (“GAAP”).

2013 PRIORITIES

During 2013, we focused on growing earning assets, meeting our profitability target, expanding the Bank and returning capital to our shareholders. Enhancing internal control functions and our relationships with our regulators also remained an ongoing focus. The following examples highlight certain accomplishments towards these goals in 2013:

1.	Prudently Grow Assets

We grew earning assets both organically through new originations and through portfolio acquisitions. We focused growth on existing products and markets as well as newer initiatives, such as real estate, equipment finance, and maritime finance.

-	Commercial financing and leasing assets grew 8%, reflecting origination volumes of over $10 billion, supplemented by loan portfolio acquisitions in Corporate Finance and Vendor Finance, which offset portfolio collections and sales. Newer initiatives, such as real estate, equipment finance and maritime finance, each contributed to this growth.

2.	Continue to Achieve Profit Target

We focused on managing the business to improve profitability in order to achieve our target pre-tax return on average earning assets (“AEA”)(1) of between 2.0% and 2.5%.

-	Our pre-tax return on AEA was 2.3%.

-	Net Finance Revenue (“NFR”)(2) as a percentage of AEA (“net finance margin” or “NFM”) was 4.28%, improved from 2012. Excluding debt redemption charges, net finance margin was 4.37% for 2013, improved from 4.06% in 2012, driven by lower funding costs and the reduction of low yielding student loan assets. The weighted average coupon rate of outstanding deposits and long-term borrowings was 3.07% at December 31, 2013, down from 3.18% last year. At December 31, 2013, deposits were 36% of total CIT funding, up from last year and at the low end of our 35%–45% target range.

-	For 2013, operating expenses were $985 million, including restructuring charges of $37 million. Operating expenses excluding restructuring charges(3) were 2.82% as a percentage of AEA, above the target range of 2.00%–2.50% and included $50 million related to the Tyco tax agreement settlement charge, and other costs resulting from our international rationalization efforts. Operating efficiency improvements were phased in over 2013 and the full benefits of these actions will likely be realized later in 2014. The complexities of exiting certain countries and platforms resulted in an elevated level of restructuring, legal and other related costs in 2013 and these costs may remain high for another few quarters.

-	We lowered headcount by about 320 during 2013 to approximately 3,240, modified several benefit plans and consolidated some offices.

-	The review of our Vendor Finance business resulted in the plan to exit over 20 countries across Europe, South America and Asia. During 2013, we exited countries and moved various portfolios of financing and leasing assets to assets held for sale. In addition, we are in the process of selling our small business lending portfolio in Corporate Finance, most of which is in Assets held for sale (“AHFS”).

(1)	Average earning assets is a non-GAAP measure: see “Non-GAAP Financial Measuements” for a reconciliation of non-GAAP to GAAP financial information.

(2)	Net finance revenue is a non-GAAP measure; see “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

(3)	Operating expenses excluding restructuring charges is a non-GAAP measure; see “Non-GAAP Financial Measurements” for reconciliation of non-GAAP to GAAP financial information.

CIT ANNUAL REPORT 2013    35

3.	Expand CIT Bank Assets and Funding

The Bank originated virtually all of our U.S. lending and leasing volume, expanding online deposit product offerings and anticipates launching a retail branch in Salt Lake City.

-	Total assets at the Bank surpassed $16 billion at December 31, 2013, up nearly $4 billion from December 31, 2012. Growth in commercial financing and leasing assets was funded through deposits and cash. New business volume totaled $7.1 billion in 2013, which represented nearly all U.S. new business volume for Corporate Finance, Transportation Finance and Vendor Finance. This volume was supplemented with a $720 million portfolio purchase early in the year, $272 million of loans purchased from BHC affiliates, and $67 million of loans transferred in the form of capital infusions from the BHC.

-	Deposits grew nearly $3 billion, consistent with asset growth and the overall liquidity position of the Bank.

4.	Begin to Return Capital

On May 30, 2013, our Board of Directors approved the repurchase of up to $200 million of common stock through December 31, 2013 and on October 21, 2013, declared a cash dividend in the amount of $0.10 per share on our outstanding common stock.

-	We repurchased over four million shares for approximately $193 million.

-	We paid a cash dividend of $0.10 per common share (approximately $20 million) on November 29, 2013.

On January 21, 2014, the Board of Directors declared a quarterly cash dividend of $0.10 per share payable on February 28, 2014, and approved the repurchase of up to $300 million of common stock through December 31, 2014. In addition, the Board also approved the repurchase of an additional $7 million of common stock, which was the amount unused from its 2013 share repurchase authorization.

2013 FINANCIAL OVERVIEW

As discussed below, our 2013 operating results reflected increased commercial business activity that resulted in asset growth, continued credit quality at cyclical lows and strategic business decisions that elevated operating expenses.

Net income for 2013 totaled $676 million, $3.35 per diluted share, compared to a net loss of $592 million for 2012, $2.95 per diluted share, and net income of $15 million for 2011, or $0.07 per diluted share. Debt redemption charges were significant in 2012 and 2011 and totaled $1.5 billion and $528 million, respectively, compared to $31 million in 2013.

Pre-tax income totaled $774 million for 2013, improved from a pre-tax loss in 2012 and pre-tax income of $178 million in 2011. Although higher on a GAAP basis, as detailed in the following table, adjusted pre-tax income excluding debt redemption charges(4) were mixed, down from 2012 and up from 2011. The decline from 2012 reflected a lower benefit from FSA accretion and a decline in other income, partially offset by improved funding costs. The increase from 2011 reflected improved funding costs and lower credit costs.

The following table presents pre-tax results adjusted for debt redemption charges, a non-GAAP measurement.

Pre-tax Income (Loss) Excluding Debt Redemption Charges (dollars in millions)

	Years Ended December 31,
	2013	2012	2011
Pre-tax income/(loss)	$774.1	$(454.8)	$178.4
Accelerated FSA net discount/(premium) on debt extinguishments and repurchases	35.7	1,450.9	279.2
Debt related – loss on debt extinguishments	–	61.2	134.8
Accelerated OID on debt extinguishments related to the GSI facility	(5.2)	(52.6)	114.2
Debt redemption charges and OID acceleration	30.5	1,459.5	528.2
Pre-tax income (loss) – excluding debt redemption charges(4)	$804.6	$1,004.7	$706.6

Net finance revenue was $1.4 billion in 2013, compared to ($77) million in 2012 and $527 million in 2011, reflecting improved funding costs. The negative NFR for 2012 was driven by the acceleration of FSA discount accretion resulting from repayments of over $15 billion high cost debt. Growth in the commercial financing and leasing assets and improved funding costs increased NFR in 2013. AEA was $33.6 billion in 2013, up from $32.5 billion in 2012, due to growth in commercial financing and leasing assets, and down from $34.4 billion in 2011, primarily due to student loan sales. AEA in our commercial segments increased during 2013 to $30.1 billion from $27.6 billion in 2012 and $26.7 billion in 2011.

NFM was up in 2013. Excluding debt redemption charges, NFM was 4.37% for 2013, improved from 4.06% in 2012 and 2.67% in 2011, driven by lower funding costs and the reduction of low yielding assets. While other institutions may use net interest margin (“NIM”), defined as interest income less interest expense, we discuss NFM, which includes operating lease rental revenue and depreciation expense, due to their significant impact on revenue and expense. While asset utilization remained strong in 2013, net operating lease revenue was down slightly from 2012, reflecting pressure in certain renewal lease rates in the commercial air portfolio, and up compared to 2011 on higher assets.

Provision for credit losses for 2013 was $65 million, up from $52 million last year and down from $270 million in 2011. The increase from last year reflects growth in the loan portfolio, while overall credit quality remained at cyclical lows.

(4)	Pre-tax income excluding debt redemption charges is a non-GAAP measure. Debt redemption charges include accelerated fresh start accounting debt discount amortization, accelerated original issue discount (“OID”) on debt extinguishment related to the GSI facility and loss on debt extinguishments is a non-GAAP measure. See “Non-GAAP Financial Measements” for reconciliation of non-GAAP to GAAP financial information.

Item 7:  Management’s Discussion and Analysis

36    CIT ANNUAL REPORT 2013

Other income of $382 million decreased from $653 million in 2012 and $953 million in 2011, largely due to reduced gains on assets sold, fewer recoveries of loans charged off pre-emergence and loans charged off prior to transfer to held for sale, and lower counterparty receivable accretion.

Operating expenses were $985 million, up from $918 million in 2012 and $897 million in 2011. Excluding restructuring costs, operating expenses were $948 million, $896 million and $884 million for 2013, 2012 and 2011, respectively. The current year included costs for certain legal matters, including $50 million of charges relating to the tax agreement settlement, and costs resulting from our international rationalization efforts. Headcount at December 31, 2013, 2012 and 2011 was approximately 3,240, 3,560, and 3,530, respectively.

Provision for income taxes was $92 million for 2013, and primarily related to income tax expense on the earnings of certain international operations, state income tax expense in the U.S. and the establishment of valuation allowances of over $20 million on certain international deferred tax assets due to our international platform rationalizations. The provision for income taxes was $134 million for 2012 and $159 million for 2011, which predominantly reflected provisions for taxable income generated by our international operations and no income tax benefit on our U.S. losses.

Total assets at December 31, 2013 were $47.1 billion, up from $44.0 billion at December 31, 2012 and $45.3 billion at December 31, 2011. Commercial financing and leasing assets (“Commercial FLA”) increased to $32.7 billion, up from $30.2 billion at December 31, 2012, and $27.9 billion at December 31, 2011, as new origination volume and portfolio purchases more than offset collections and sales. The Consumer loan portfolio, which was included in AHFS, totaled $3.4 billion at December 31, 2013, down $321 million from December 31, 2012 and down nearly $3 billion from December 31, 2011, reflecting sales during 2012 and collections of student loans. Cash and short-term investments totaled $7.6 billion, essentially unchanged from last year and down from $8.4 billion at December 31, 2011.

Credit metrics remained at cyclical lows, although net charge-offs in 2013 were elevated by amounts related to loans transferred to AHFS. Net charge-offs were $81 million (0.37% of average finance receivables) and included $39 million related to loans transferred to assets held for sale, compared to $74 million (0.37%) in 2012 and $265 million (0.53%) in 2011. Non-accrual balances declined to $241 million (1.29% of finance receivables) at December 31, 2013 from $332 million (1.59%) a year ago and $702 million (3.53%) at December 31, 2011.

2014 PRIORITIES

During 2014, we will focus on continued progress toward profitability targets by growing earning assets, managing expenses and growing CIT Bank assets and deposits. Enhancing internal control functions and our relationships with our regulators will also remain a focus for 2014.

Specific business objectives established for 2014 include:

-	Grow Earning Assets – We plan to grow earning assets, organically and through portfolio acquisitions, by focusing on existing products and markets as well as newer initiatives.

-	Continue to Achieve Profit Targets – Our pre-tax return on asset target is currently within the targeted range of 2.0% and 2.5% of AEA, but we need to improve our operating expense metric to sustain this level through the business cycle. We plan to achieve operating leverage through growth and cost reduction initiatives.

-	Expand CIT Bank Assets and Funding – CIT Bank will continue to fund virtually all of our U.S. lending and leasing volume, expand on-line deposit offerings and anticipates launching a retail branch in Salt Lake City.

-	Continue to Return Capital – We plan to prudently deploy our capital, which will include returning capital to our shareholders through share repurchases and dividends, while maintaining our strong capital ratios.

2014 SEGMENT REORGANIZATION

In December 2013, we announced organization changes that became effective January 1, 2014. In conjunction with management’s plans to (i) realign and simplify its businesses and organizational structure, (ii) streamline and consolidate certain business processes to achieve greater operating efficiencies, and (iii) leverage CIT’s operational capabilities for the benefit of its clients and customers, CIT will manage its business and report its financial results in three operating segments (the “New Segments”): (1) Transportation and International Finance; (2) North American Commercial Finance; and (3) Non-Strategic Portfolios. CIT’s New Segments will be established based on how CIT’s business units will be managed prospectively and how products and services will be provided to clients and customers by each business unit. The change in segment reporting will have no effect on CIT’s historical consolidated results of operations.

-	“Transportation and International Finance” will include CIT’s commercial aircraft, business aircraft, rail, and maritime finance business units. Each of these businesses is currently included in CIT’s Transportation Finance segment. The Transportation and International Finance segment will also include corporate lending businesses outside of North America (currently part of the Corporate Finance Segment) and vendor finance businesses outside of North America (currently part of the Vendor Finance Segment). CIT’s transportation lending business, which offers cash flow and asset-based loan products to commercial businesses in the transportation sector, is currently part of the Transportation Segment and will be included in the North American Commercial Finance segment.

-	“North American Commercial Finance” will consist of CIT’s former Trade Finance segment, North American business units currently in the Corporate Finance and Vendor Finance segments, and the transportation lending business, which is currently reflected in the Transportation Finance segment.

-	“Non-Strategic Portfolios” will consist of CIT’s run-off government-guaranteed student loan portfolio, small business lending portfolio and other portfolios, including over 20 countries in Europe, Asia and South America we identified as subscale platforms during our international rationalization.

The discussions below for 2013, 2012 and 2011 relate to segment operations on the basis of the segments that existed prior to the reorganization at January 1, 2014 and was consistent with the presentation of financial information to management.

CIT ANNUAL REPORT 2013    37

PERFORMANCE MEASUREMENTS

The following chart reflects key performance indicators evaluated by management and used throughout this management discussion and analysis:

KEY PERFORMANCE METRICS	MEASUREMENTS
Asset Generation – to originate new business and build earning assets.	-Origination volumes; and -Financing and leasing assets balances.
Revenue Generation – lend money at rates in excess of cost of borrowing, earn rentals on the equipment we lease commensurate with the risk, and generate other revenue streams.
-Net finance revenue and other income;
-Asset yields and funding costs;
-Net finance revenue as a percentage of average earning assets (AEA); and
-Operating lease revenue as a percentage of average operating lease equipment.

Credit Risk Management – accurately evaluate credit worthiness of customers, maintain high-quality assets and balance income potential with loss expectations.	-Net charge-offs; -Non-accrual loans; classified assets; delinquencies; and -Loan loss reserve.
Equipment and Residual Risk Management – appropriately evaluate collateral risk in leasing transactions and remarket or sell equipment at lease termination.	-Equipment utilization; -Value of equipment; and -Gains and losses on equipment sales.
Expense Management – maintain efficient operating platforms and related infrastructure.	-Operating expenses and trends; and -Operating expenses as a percentage of AEA.
Profitability – generate income and appropriate returns to shareholders.	-Net income per common share (EPS); -Net income and pre-tax income, each as a percentage of average earning assets (ROA); and -Net income as a percentage of average common equity (ROE).
Capital Management – maintain a strong capital position.	-Tier 1 and Total capital ratio; and -Tier 1 capital as a percentage of adjusted average assets (“Tier 1 Leverage Ratio”).
Liquidity Risk – maintain access to ample funding at competitive rates.	-Cash and short term investment securities; -Committed and available funding facilities; -Debt maturity profile; and -Debt ratings.
Market Risk – substantially insulate profits from movements in interest and foreign currency exchange rates.	-Net Interest Income Sensitivity; and -Economic Value of Equity (EVE).

Item 7:  Management’s Discussion and Analysis

38    CIT ANNUAL REPORT 2013

NET FINANCE REVENUE

The following tables present management’s view of consolidated NFR and NFM and include revenues from loans and leased equipment, net of interest expense and depreciation, in dollars and as a percent of AEA.

Net Finance Revenue(1) (dollars in millions)

	Years Ended December 31,
	2013	2012	2011
Interest income	$1,382.8	$1,569.1	$2,228.7
Rental income on operating leases	1,770.3	1,784.6	1,667.5
Finance revenue	3,153.1	3,353.7	3,896.2
Interest expense	(1,138.0)	(2,897.4)	(2,794.4)
Depreciation on operating lease equipment	(573.5)	(533.2)	(575.1)
Net finance revenue	$1,441.6	$(76.9)	$526.7
Average Earning Assets(2) (“AEA”)	$33,649.6	$32,522.0	$34,371.6
AEA commercial segments	$30,117.8	$27,601.8	$26,655.4
As a % of AEA:
Interest income	4.11%	4.82%	6.48%
Rental income on operating leases	5.26%	5.49%	4.85%
Finance revenue	9.37%	10.31%	11.33%
Interest expense	(3.38)%	(8.91)%	(8.13)%
Depreciation on operating lease equipment	(1.71)%	(1.64)%	(1.67)%
Net finance revenue	4.28%	(0.24)%	1.53%
As a % of AEA by Segment:
Corporate Finance	3.09%	0.83%	3.02%
Transportation Finance	5.05%	0.14%	2.14%
Trade Finance	2.86%	(2.06)%	(1.27)%
Vendor Finance	7.15%	4.08%	6.90%
Commercial Segments	4.75%	0.98%	3.18%
Consumer	1.51%	(1.06)%	(0.31)%

(1)	NFR and AEA are non-GAAP measures; see “Non-GAAP Financial Measeurements” sections for a reconciliation of non-GAAP to GAAP financial information.

(2)	AEA are less than comparable balances displayed in this document in Item 6. Selected Financial Data (Average Balances) due to the exclusion of deposits with banks and other investments and the inclusion of credit balances of factoring clients.

NFR and NFM are key metrics used by management to measure the profitability of our lending and leasing assets. NFR includes interest and yield-related fee income on our loans and capital leases, rental income and depreciation from our operating lease equipment, interest and dividend income on cash and investments, as well as funding costs. Since our asset composition includes a high level of operating lease equipment (37% of AEA for the year ended December 31, 2013), NFM is a more appropriate metric for CIT than net interest margin (“NIM”) (a common metric used by other BHCs), as NIM does not fully reflect the earnings of our portfolio because it includes the impact of debt costs on all our assets but excludes the net revenue (rental income less depreciation) from operating leases.

NFR increased from 2012 and 2011 largely due to the negative impact of significantly higher debt FSA discount accretion, resulting from repayments of high cost debt in those years. The adjustments, accelerated debt FSA accretion and accelerated OID on debt extinguishment related to the GSI facility (“accelerated OID accretion”), which when discussed in combination, is referred to as “accelerated debt FSA and OID accretion”. As detailed in the following table, absent accelerated debt FSA and OID accretion and prepayment costs, adjusted NFR was up, benefiting from lower funding costs and higher commercial assets. The 2013 accelerated debt FSA and OID accretion resulted from the repayment of senior unsecured notes issued under our InterNotes retail note program and $5 million on the redemption of secured debt related to the sale of a small business loan portfolio. The 2012 and 2011 FSA interest expense accretion amounts reflect repayments of Series A and C Notes. See “InterNotes” in Funding and Liquidity.

CIT ANNUAL REPORT 2013    39

The following table reflects NFR and NFM, before and after accelerated debt FSA and OID accretion and prepayment costs.

Adjusted NFR(1) ($) and NFM(1) (%) (dollars in millions)

	Years Ended December 31,
	2013		2012		2011
NFR / NFM	$1,441.6	4.28%	$(76.9)	(0.24)%	$526.7	1.53%
Accelerated FSA net discount/(premium) on debt extinguishments and repurchases	35.7	0.11%	1,450.9	4.46%	279.2	0.81%
Debt related – prepayment costs	–	–	–	–	114.2	0.33%
Accelerated OID accretion	(5.2)	(0.02)%	(52.6)	(0.16)%	–	–
Adjusted NFR / NFM	$1,472.1	4.37%	$1,321.4	4.06%	$920.1	2.67%

(1)	Adjusted NFR and NFM are non-GAAP measures; see “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

NFM was up from 2012 and 2011, primarily reflecting lower accelerated debt FSA accretion while adjusted NFM improved over the 2012 and 2011 periods, primarily reflecting lower funding costs.

The adjusted net finance margin increased, reflecting continued benefits from lower funding costs, elevated levels of interest recoveries and suspended depreciation, partially offset by lower FSA loan accretion and yield compression on certain assets.

-	Lower finance revenue in 2013 reflected pressure on certain renewal lease rates in the commercial air portfolio and the sale of the Dell Europe portfolio, which contained high-yielding assets. The revenue decline from 2012 and 2011 was partially offset by higher commercial earning assets. While total AEA was up 3% from 2012 and down 2% from 2011, commercial segment AEA increased 9% from 2012 and 13% from 2011. Interest income was down from 2012 and 2011 reflecting lower FSA accretion, which totaled $97 million in 2013, $268 million in 2012 and $745 million in 2011. The remaining accretable FSA discount on loans was $35 million at December 31, 2013. See Fresh Start Accounting section later in this document.

-	Interest recoveries, which result from events such as prepayments on or sales of non-accrual assets and assets returning to accrual status, and certain other yield-related fees, were up in 2012, but moderated in 2013.

-	NFM continued to benefit from suspended depreciation, $73 million in 2013, on operating lease equipment held for sale, since depreciation is not recorded while this equipment is held for sale (detailed further below). This benefit was down from 2012, primarily due to the sale of the Dell Europe portfolio in the third and fourth quarters, but slightly higher compared to 2011. We expect this benefit will decline further reflecting lower operating lease assets held for sale. See Results by Business Segment – Vendor Finance for further discussion on the Dell Europe portfolio sale.

-	Lower funding costs of 3.07% at December 31, 2013 resulted from our liability management actions, which included paying off high cost debt in 2012 and 2011, and increasing the proportion of deposits in our funding mix to 36%, as discussed further below.

-	Net FSA accretion (excluding accelerated FSA on debt extinguishments and repurchases noted in the above table) increased NFR by $243 million in 2013, $269 million in 2012 and $305 million in 2011.

Interest expense was increased by the accretion of FSA discounts on long-term borrowings of $82 million, $1.6 billion and $904 million for the years ended December 31, 2013, 2012 and 2011, respectively. The 2013 accelerated debt FSA and OID accretion resulted from the repayment of senior unsecured notes issued under our InterNotes retail note program and $5 million on the redemption of secured debt related to the sale of a small business loan portfolio. The higher 2012 amounts resulted from repayments of over $15 billion in high cost debt in the first three quarters and $1.0 billion of secured debt in the last quarter of 2012. During 2011, CIT had $9.5 billion in debt redemptions and extinguishments. At December 31, 2013, long-term borrowings included $271 million of remaining FSA discount on secured borrowings (including $231 million secured by student loans) and $13 million on unsecured other debt.

As a result of our debt redemption activities and the increased proportion of deposits to total funding, we reduced weighted average coupon rates of outstanding deposits and long-term borrowings to 3.07% at December 31, 2013 from 3.18% at December 31, 2012 and 4.69% at December 31, 2011. The weighted average coupon rate of long-term borrowings at December 31, 2013 was 3.87%, compared to 3.81% at December 31, 2012 and 5.12% at December 31, 2011.

Deposits have increased, both in dollars and proportion of total CIT funding to 36% at December 31, 2013 compared to 31% at December 31, 2012 and 19% at December 31, 2011. The weighted average rate of total CIT deposits at December 31, 2013 was 1.65%, compared to 1.75% at December 31, 2012 and 2.68% at December 31, 2011. Deposits and long-term borrowings are discussed in Funding and Liquidity. See Select Financial Data section for more information on Long-term borrowing rates.

Item 7:  Management’s Discussion and Analysis

40    CIT ANNUAL REPORT 2013

The following table sets forth the details on net operating lease revenues(5):

Net Operating Lease Revenue as a % of Average Operating Leases (dollars in millions)

	Years Ended December 31,
	2013		2012		2011
Rental income on operating leases	$1,770.3	14.20%	$1,784.6	14.78%	$1,667.5	14.85%
Depreciation on operating lease equipment	(573.5)	(4.60)%	(533.2)	(4.42)%	(575.1)	(5.12)%
Net operating lease revenue and %	$1,196.8	9.60%	$1,251.4	10.36%	$1,092.4	9.73%
Average Operating Lease Equipment (“AOL”)	$12,463.8		$12,072.9		$11,228.9

Net operating lease revenue was primarily generated from the commercial air and rail portfolios. Net operating lease revenue decreased from 2012, as the benefit of increased assets from the growing aerospace and rail portfolios was more than offset by higher depreciation expense and lower renewal rates. During 2013, on average, lease renewal rates in the rail portfolio were re-pricing higher, while the commercial air portfolio has been re-pricing slightly lower, putting pressure on overall rental revenue. These factors are also reflected in the net operating lease revenue as a percent of AOL. Net operating lease revenue increased in 2012 from 2011 driven by higher assets in Transportation Finance and lower depreciation expense in Vendor Finance.

While utilization and asset levels remained strong in 2013, rental income decreased slightly from 2012 reflecting asset sales and pressure on certain aircraft renewal rates through most of the year that moderated by year end. Commercial aircraft utilization remained strong throughout 2013 with nearly all of our portfolio leased or under a commitment, and was consistent with 2012 and 2011. During 2013, our rail fleet utilization remained relatively steady. Including commitments, rail fleet utilization was over 98% at December 31, 2013, at about the same level as December 31, 2012 and up from 97% at December 31, 2011.

We have 20 new aircraft deliveries scheduled for 2014, all of which are placed. We expect to re-lease approximately 50 commercial aircraft in 2014, a level that is significantly higher than in recent years and will likely put pressure on the finance margin in 2014 if lease rates for certain aircraft remain at current levels. We expect delivery of approximately 4,600 railcars from our order book during 2014, all of which are placed. We expect lease expirations for rail equipment in 2014 will represent slightly over 20% of the rail portfolio, a level that is lower than recent experience.

Depreciation on operating lease equipment increased from 2012, reflecting higher asset balances and changes to residual value assumptions. Depreciation expense is adjusted when projected fair value at the end of the lease term is below the projected book value at the end of the lease term. The 2012 results compared to 2011 benefited from lower depreciation expense, primarily in the Vendor Finance business, as a result of certain operating lease equipment being recorded as held for sale. Once a long-lived asset is classified as assets held for sale, depreciation expense is no longer recognized, but the asset is evaluated for impairment with any such charge recorded in other income. (See “Non-interest Income – Impairment on assets held for sale” for discussion on impairment charges). Consequently, net operating lease revenue includes rental income on operating lease equipment classified as assets held for sale, but there is no related depreciation expense. The amount of suspended depreciation on operating lease equipment in assets held for sale totaled $73 million for 2013, $96 million for 2012 and $68 million for 2011. The decrease from 2012 primarily reflects the sale of the Dell Europe portfolio in the third and fourth quarters of 2013.

Operating lease equipment in assets held for sale totaled $205 million at December 31, 2013, primarily reflecting aerospace assets and to a lesser extent, assets related to the Vendor Finance international rationalization. Operating lease equipment in assets held for sale totaled $344 million at December 31, 2012 and $237 million at December 31, 2011, primarily reflecting the Dell Europe platform assets, which were sold in 2013, and transportation equipment. See discussion of Dell Europe platform sale in Results by Business Segment – Vendor Finance.

See “Expenses – Depreciation on operating lease equipment” and “Concentrations – Operating Leases” for additional information.

(5)	Net operating lease revenue is a non-GAAP measure. See “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

CIT ANNUAL REPORT 2013    41

CREDIT METRICS

Management believes that credit metrics are at, or near, cyclical lows, and does not expect sustained improving trends from these levels. Given current levels, sequential quarterly movements in non-accrual loans and charge-offs in Corporate Finance, Trade Finance and Transportation Finance are subject to volatility as larger accounts migrate in and out of non-accrual status or get resolved. Given the smaller ticket, flow nature of Vendor Finance, we do not expect quarter-over-quarter movements in these metrics to be as significant in this business.

As a percentage of average finance receivables, net charge-offs in the Commercial segments were 0.44% in the current year, versus 0.46% in 2012 and 1.68% in 2011. Absent AHFS transfer related charge-offs, net charge-offs in the Commercial segments were 0.23% for the year ended December 31, 2013. Non-accrual loans in the Commercial segments declined an additional 27% to $241 million (1.29% of Finance receivables) from $330 million (1.93%) at December 31, 2012 and $701 million (4.61%) at December 31, 2011. The improvement was driven by Corporate Finance and Transportation Finance.

The provision for credit losses was $65 million for the current year, up from $52 million in 2012 following a significant decline from $270 million in 2011. The increase in 2013 reflected asset growth and $39 million of charge-offs due to loans transferred to AHFS. The improvement in 2012 reflected lower net charge-offs.

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

Our allowance for loan losses includes: (1) specific reserves for impaired loans, (2) non-specific reserves for losses inherent in non-impaired loans utilizing the Company’s internal probability of default / loss given default ratings system, generally with a two year loss emergence period assumption, to determine estimated loss levels and (3) a qualitative adjustment to the non-specific reserve for economic risks, industry and geographic concentrations, and other factors not adequately captured in our methodology. Our policy is to recognize losses through charge-offs when there is high likelihood of loss after considering the borrower’s financial condition, underlying collateral and guarantees, and the finalization of collection activities.

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

42    CIT ANNUAL REPORT 2013

The following table presents detail on our allowance for loan losses, including charge-offs and recoveries and provides summarized components of the provision and allowance:

Allowance for Loan Losses and Provision for Credit Losses (dollars in millions)

	Years ended December 31
	CIT				Predecessor CIT
	2013	2012	2011	2010	2009
Allowance – beginning of period	$379.3	$407.8	$416.2	$–	$1,096.2
Provision for credit losses(1)	64.9	51.6	269.7	820.3	2,660.8
Change related to new accounting guidance(2)	–	–	–	68.6	–
Other(1)	(7.4)	(5.9)	(12.9)	(8.2)	(12.2)
Net additions	57.5	45.7	256.8	880.7	2,648.6
Gross charge-offs(3)	(138.6)	(141.8)	(368.8)	(510.3)	(2,068.2)
Recoveries(4)	57.9	67.6	103.6	45.8	109.6
Net Charge-offs	(80.7)	(74.2)	(265.2)	(464.5)	(1,958.6)
Allowance before fresh start adjustments	356.1	379.3	407.8	416.2	1,786.2
Fresh start adjustments	–	–	–	–	(1,786.2)
Allowance – end of period	$356.1	$379.3	$407.8	$416.2	$–
Provision for credit losses
Specific reserves on commercial impaired loans	$(14.8)	$(9.4)	$(66.7)	$121.3
Non-specific reserves – commercial	(1.0)	(13.2)	71.2	234.5
Net charge-offs – commercial	80.7	73.7	262.1	439.2
Net charge-offs – consumer	–	0.5	3.1	25.3
Total	$64.9	$51.6	$269.7	$820.3
Allowance for loan losses
Specific reserves on commercial impaired loans	$30.4	$45.2	$54.6	$121.3
Non-specific reserves – commercial	325.7	334.1	353.2	294.9
Total	$356.1	$379.3	$407.8	$416.2
Ratios
Allowance for loan losses as a percentage of total loans	1.91%	1.82%	2.05%	1.69%
Allowance for loan losses as a percentage of commercial loans	1.91%	2.21%	2.68%	2.51%

(1)	Includes amounts related to reserves on unfunded loan commitments and letters of credit, and for deferred purchase agreements, which are reflected in other liabilities, as well as foreign currency translation adjustments. These related other liabilities totaled $28 million, $23 million, $22 million and $12 million at December 31, 2013, 2012, 2011 and 2010, respectively.

(2)	Reflects reserves associated with loans consolidated in accordance with 2010 adoption of accounting guidance on consolidation of variable interest entities.

(3)	Gross charge-offs included $39 million of charge-offs related to the transfer of receivables to assets held for sale for the year ended December 31, 2013. Prior year amounts were not significant.

(4)	Recoveries for the years ended December 31, 2013, 2012, 2011 and 2010 do not include $22 million, $55 million, $124 million and $279 million, respectively, of recoveries of loans charged off pre-emergence and loans charged off prior to the transfer to assets held for sale, which are included in Other Income.

The trend in lower allowance rate to commercial loans reflects the relative benign credit environment, as well as the better quality of the new originations relative to the lower credit quality legacy assets that had higher expected losses. Non-commercial loans (predominately U.S. government guaranteed student loans which carry no related reserves) were moved to assets held for sale as of December 31, 2013 and as such are no longer included in total loans. The decline in specific reserves over the past two years is consistent with reduced non-accrual inflows and balances.

CIT ANNUAL REPORT 2013    43

Segment Finance Receivables and Allowance for Loan Losses (dollars in millions)

	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Commercial Segments	Consumer	Total
December 31, 2013
Finance Receivables	$9,465.9	$2,181.3	$2,262.4	$4,719.6	$18,629.2	$–	$18,629.2
Allowance for Loan Losses	(217.5)	(32.0)	(25.5)	(81.1)	(356.1)	–	(356.1)
Net Carrying Value	$9,248.4	$2,149.3	$2,236.9	$4,638.5	$18,273.1	$–	$18,273.1
December 31, 2012							–
Finance Receivables	$8,175.9	$1,853.2	$2,305.3	$4,818.7	$17,153.1	$3,694.5	$20,847.6
Allowance for Loan Losses	(229.9)	(36.3)	(27.4)	(85.7)	(379.3)	–	(379.3)
Net Carrying Value	$7,946.0	$1,816.9	$2,277.9	$4,733.0	$16,773.8	$3,694.5	$20,468.3
December 31, 2011
Finance Receivables	$6,865.4	$1,487.0	$2,431.4	$4,442.0	$15,225.8	$4,680.1	$19,905.9
Allowance for Loan Losses	(262.2)	(29.3)	(29.0)	(87.3)	(407.8)	–	(407.8)
Net Carrying Value	$6,603.2	$1,457.7	$2,402.4	$4,354.7	$14,818.0	$4,680.1	$19,498.1
December 31, 2010
Finance Receivables	$8,072.9	$1,390.3	$2,387.4	$4,721.9	$16,572.5	$8,075.9	$24,648.4
Allowance for Loan Losses	(304.0)	(23.7)	(29.9)	(58.6)	(416.2)	–	(416.2)
Net Carrying Value	$7,768.9	$1,366.6	$2,357.5	$4,663.3	$16,156.3	$8,075.9	$24,232.2

The following table presents charge-offs, by business segment. See Results by Business Segment for additional information.

Charge-offs as a Percentage of Average Finance Receivables (dollars in millions)

	Years Ended December 31,
	CIT								Predecessor CIT
	2013		2012		2011		2010		2009
Gross Charge-offs
Corporate Finance(1)	$44.8	0.50%	$52.7	0.70%	$239.6	3.31%	$257.7	2.49%	$1,427.2	7.92%
Transportation Finance	4.5	0.23%	11.7	0.69%	6.6	0.48%	4.8	0.29%	3.4	0.14%
Trade Finance	4.4	0.19%	8.6	0.36%	21.1	0.85%	29.8	1.12%	111.8	2.42%
Vendor Finance(1)	84.9	1.74%	67.8	1.49%	97.2	2.16%	191.9	2.81%	386.4	3.36%
Commercial Segments	138.6	0.76%	140.8	0.87%	364.5	2.34%	484.2	2.25%	1,928.8	5.27%
Consumer	–	–	1.0	0.02%	4.3	0.06%	26.1	0.30%	139.4	1.17%
Total	$138.6	0.64%	$141.8	0.70%	$368.8	1.61%	$510.3	1.68%	$2,068.2	4.27%
Recoveries(2)
Corporate Finance	$17.5	0.20%	$20.3	0.27%	$33.5	0.46%	$12.0	0.12%	$40.4	0.22%
Transportation Finance	2.0	–	–	–	0.1	0.01%	–	–	0.9	0.04%
Trade Finance	7.8	0.33%	7.8	0.33%	10.9	0.44%	1.2	0.04%	3.2	0.07%
Vendor Finance	30.6	0.62%	39.0	0.86%	57.9	1.29%	31.8	0.47%	58.0	0.50%
Commercial Segments	57.9	0.32%	67.1	0.41%	102.4	0.66%	45.0	0.21%	102.5	0.28%
Consumer	–	–	0.5	0.01%	1.2	0.02%	0.8	0.01%	7.1	0.06%
Total	$57.9	0.27%	$67.6	0.33%	$103.6	0.45%	$45.8	0.15%	$109.6	0.23%
Net Charge-offs(1)
Corporate Finance	$27.3	0.30%	$32.4	0.43%	$206.1	2.85%	$245.7	2.37%	$1,386.8	7.70%
Transportation Finance	2.5	0.13%	11.7	0.69%	6.5	0.47%	4.8	0.29%	2.5	0.10%
Trade Finance	(3.4)	(0.14)%	0.8	0.03%	10.2	0.41%	28.6	1.08%	108.6	2.35%
Vendor Finance	54.3	1.12%	28.8	0.63%	39.3	0.87%	160.1	2.34%	328.4	2.86%
Commercial Segments	80.7	0.44%	73.7	0.46%	262.1	1.68%	439.2	2.04%	1,826.3	4.99%
Consumer	–	–	0.5	0.01%	3.1	0.04%	25.3	0.29%	132.3	1.11%
Total	$80.7	0.37%	$74.2	0.37%	$265.2	1.16%	$464.5	1.53%	$1,958.6	4.04%

(1)	Corporate Finance charge-offs for the years ended December 31, 2013 included approximately $28 million related to the transfer of receivables to assets held for sale. Vendor Finance charge-offs for the year ended December 31, 2013 included approximately $11 million related to the transfer of receivables to assets held for sale.

(2)	Does not include recoveries of loans charged off pre-emergence and loans charged off prior to transfer to held for sale, which are recorded in Other Income.

Item 7:  Management’s Discussion and Analysis

44    CIT ANNUAL REPORT 2013

Net charge-offs in the Commercial segments declined in 2013 to 0.44% from 0.46% in 2012, although increased in dollar terms to $81 million in 2013 from $74 million in 2012, with all segments, except Vendor Finance, contributing to the decline. Absent the charge-offs related to loans transferred to AHFS ($39 million) in the year ended December 31, 2013, the net charge-offs would have been $41 million (0.23% of commercial segments’ AFR). The Vendor Finance net charge-offs increased to $54 million at December 31, 2013 from $29 million at December 31, 2012, reflecting increased charge-offs in the international operations, lower recoveries in 2013, and charge-offs of $11 million related to loans transferred to AHFS. Recoveries, while down from 2012 in amount, remained strong in relation to gross charge-offs.

The tables below present information on non-performing loans, which includes non-performing loans related to assets held for sale for each period:

Non-accrual and Accruing Past Due Loans at December 31 (dollars in millions)

	2013	2012	2011	2010	2009
Non-accrual loans
U.S.	$176.3	$273.2	$623.3	$1,336.1	$1,465.5
Foreign	64.4	57.0	77.8	280.7	108.8
Commercial Segments	240.7	330.2	701.1	1,616.8	1,574.3
Consumer	–	1.6	0.9	0.7	0.1
Non-accrual loans	$240.7	$331.8	$702.0	$1,617.5	$1,574.4
Troubled Debt Restructurings
U.S.	$218.0	$263.2	$427.5	$412.4	$116.5
Foreign	2.9	25.9	17.7	49.3	4.5
Restructured loans	$220.9	$289.1	$445.2	$461.7	$121.0
Accruing loans past due 90 days or more
Government guaranteed accruing student loans past due 90 days or more	$223.7	$231.4	$390.3	$433.6	$480.7
Other accruing loans past due 90 days or more	10.0	3.4	2.2	1.7	89.4
Accruing loans past due 90 days or more	$233.7	$234.8	$392.5	$435.3	$570.1

Segment Non-accrual Loans as a Percentage of Finance Receivables at December 31 (dollars in millions)

	2013		2012		2011
Corporate Finance	$126.7	1.34%	$211.9	2.59%	$497.9	7.26%
Transportation Finance	14.3	0.66%	40.5	2.18%	45.0	3.03%
Trade Finance	4.2	0.19%	6.0	0.26%	75.3	3.10%
Vendor Finance	95.5	2.02%	71.8	1.49%	82.9	1.87%
Commercial Segments	240.7	1.29%	330.2	1.93%	701.1	4.61%
Consumer	–	–	1.6	0.04%	0.9	0.02%
Total	$240.7	1.29%	$331.8	1.59%	$702.0	3.53%

Similar to last year, non-accrual loans declined from the prior year, with all commercial segments other than Vendor Finance reporting reductions, both in amount and as a percentage of finance receivables. The improvement in 2013 was particularly noteworthy in Corporate Finance, which reflected repayments and resolutions, as well as returns to accrual status where appropriate. Although total foreign non-accruals were up $7 million from December 31, 2012, there was a larger increase in Vendor Finance international operations, which was partially offset by a reduction in Transportation Finance. As mentioned earlier, Transportation Finance is subject to volatility as larger accounts migrate in and out of non-accrual status or get resolved, which is reflective of the decline in 2013.

Approximately 60% of our non-accrual accounts were paying currently at December 31, 2013, and our impaired loan carrying value (including FSA discount, specific reserves and charge-offs) to estimated outstanding contractual balances approximated 80%. For this purpose, impaired loans are comprised principally of non-accrual loans over $500,000 and TDRs.

Total delinquency (30 days or more) in our commercial segments were up as a percentage of finance receivables at 2.0%, an increase of $69 million compared to December 31, 2012. The 30–59 day category increased $31 million, reflecting certain non-credit (administrative) delinquencies in Vendor Finance, which offset a decline in Trade Finance. Increases in the 60–89 and 90+ categories reflected higher Vendor Finance balances, primarily in the International businesses.

CIT ANNUAL REPORT 2013    45

Foregone Interest on Non-accrual Loans and Troubled Debt Restructurings (dollars in millions)

	2013			2012			2011
	U.S.	Foreign	Total	U.S.	Foreign	Total	U.S.	Foreign	Total
Interest revenue that would have been earned at original terms	$52.9	$12.4	$65.3	$66.5	$12.1	$78.6	$169.4	$18.6	$188.0
Less: Interest recorded	18.4	4.2	22.6	23.7	3.7	27.4	18.7	6.0	24.7
Foregone interest revenue	$34.5	$8.2	$42.7	$42.8	$8.4	$51.2	$150.7	$12.6	$163.3

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

The tables that follow reflect loan carrying values as of December 31, 2013 and 2012 of accounts that have been modified.

Troubled Debt Restructurings and Modifications at December 31 (dollars in millions)

	2013		2012		2011
		% Compliant		% Compliant		% Compliant
Troubled Debt Restructurings
Deferral of principal and/or interest	$194.6	99%	$248.5	98%	$394.8	94%
Debt forgiveness	2.4	77%	2.5	95%	12.5	96%
Interest rate reductions	–	–	14.8	100%	19.0	100%
Covenant relief and other	23.9	74%	23.3	80%	18.9	77%
Total TDRs	$220.9	96%	$289.1	97%	$445.2	94%
Percent non accrual	33%		29%		63%
Modifications(1)
Extended maturity	$14.9	37%	$111.5	97%	$172.8	100%
Covenant relief	50.6	100%	113.6	100%	153.5	100%
Interest rate increase/additional collateral	21.8	100%	79.6	100%	14.6	100%
Other	62.6	87%	62.4	100%	112.5	100%
Total Modifications	$149.9	91%	$367.1	99%	$453.4	100%
Percent non-accrual	23%		25%		7%

(1)	Table depicts the predominant element of each modification, which may contain several of the characteristics listed.

See Note 2 — Loans for additional information regarding TDRs and other credit quality information.

Item 7:  Management’s Discussion and Analysis

46    CIT ANNUAL REPORT 2013

NON-INTEREST INCOME

Non-interest Income (dollars in millions)

	Years Ended December 31,
	2013	2012	2011
Rental income on operating leases	$1,770.3	$1,784.6	$1,667.5
Other Income:
Gains on sales of leasing equipment	$130.5	$117.6	$148.4
Factoring commissions	122.3	126.5	132.5
Fee revenues	101.5	86.1	97.5
Gains on loan and portfolio sales	48.6	192.3	305.9
Recoveries of loans charged off pre-emergence and loans charged off prior to transfer to held for sale	21.9	55.0	124.1
Counterparty receivable accretion	9.3	96.1	109.9
Gain on investments	8.2	40.2	45.7
Gains (losses) on derivatives and foreign currency exchange	1.0	(5.7)	(5.2)
Impairment on assets held for sale	(124.0)	(115.6)	(113.1)
Other revenues	62.8	60.6	107.1
Other income	382.1	653.1	952.8
Non-interest income	$2,152.4	$2,437.7	$2,620.3

Non-interest Income includes Rental Income on Operating Leases and Other Income.

Rental income on operating leases from equipment we lease is recognized on a straight line basis over the lease term. Rental income is discussed in “Net Finance Revenues” and “Results by Business Segment”. See also “Concentrations – Operating Leases” and “Note 4 — Operating Lease Equipment” for additional information on operating leases.

Other income declined in 2013 and 2012 reflecting the following:

Gains on sales of leasing equipment resulted from the sale of leasing equipment of approximately $1.2 billion in 2013, $1.3 billion in 2012, and $1.1 billion in 2011. Gains as a percentage of equipment sold increased from the prior year and were less than 2011 and will vary based on the type and age of equipment sold. Equipment sales for 2013 consisted of $0.8 billion in Transportation Finance assets, $0.3 billion in Vendor Finance assets and $0.1 billion in Corporate Finance assets. Equipment sales for 2012 consisted of $0.7 billion in Transportation Finance assets, with the remainder split between Vendor Finance assets and Corporate Finance assets. Equipment sales for 2011 consisted of $0.5 billion in Transportation Finance assets, $0.4 billion in Vendor Finance assets and $0.2 billion in Corporate Finance assets.

Factoring commissions declined slightly, reflecting the change in the underlying portfolio product mix, which offset a modest increase in factoring volume in 2013 compared to 2012, while 2012 was down from 2011 mostly due to lower factoring volume.

Fee revenues include fees on lines of credit and letters of credit, capital markets-related fees, agent and advisory fees, and servicing fees for the loans we sell but retain servicing, including servicing fees in the small business lending portfolio, which is in assets held for sale at December 31, 2013. Fee revenues are mainly driven by our Corporate Finance segment. The increase from the prior year periods include higher fees from capital markets activities. Fee revenues generated for servicing the small business lending portfolio totaled approximately $11 million for 2013 and 2012 and $14 million in 2011. These fees will no longer be earned upon the sale of that portfolio, which is expected to close in 2014.

Gains on loan and portfolio sales reflected 2013 sales volume of $0.9 billion, which consisted of $0.6 billion in Vendor Finance, $0.2 billion in Corporate Finance, and $0.1 billion in Transportation Finance. Over 80% of 2013 gains related to Vendor Finance and included gains from the sale of the Dell Europe portfolio. The 2012 sales volume totaled $2.5 billion, which consisted of $2.1 billion in Consumer (student loans) and $0.4 billion in Corporate Finance. Corporate Finance generated over 80% of the 2012 gains as a result of high gains as a percentage of sales from sales of low carrying value loans that were on non-accrual and included FSA adjustments. Sales volume was $2.5 billion in 2011, which consisted of $1.3 billion in Consumer, $0.7 billion in Corporate Finance (which generated over 70% of 2011 gains), $0.4 billion in Vendor Finance, and approximately $0.1 billion in Transportation Finance.

CIT ANNUAL REPORT 2013    47

Recoveries of loans charged off pre-emergence and loans charged off prior to transfer to held for sale reflected repayments or other workout resolutions on loans charged off prior to emergence from bankruptcy and loans charged off prior to classification as held for sale. Unlike recoveries on loans charged off after our restructuring, these recoveries are recorded as other income, not as a reduction to the provision for loan losses. The decrease from the prior years reflected a general downward trend of recoveries of loans charged off pre-emergence as the Company moves further away from its emergence date. Recoveries of loans charged off prior to transfer to held for sale were higher in 2011 as Corporate Finance moved a pool of predominantly non-accrual loans to held for sale on which there was subsequent recovery activity.

Counterparty receivable accretion relates to the FSA accretion of a fair value discount on the receivable from Goldman Sachs International (“GSI”) related to the GSI Facilities, which are total return swaps (as discussed in Funding and Liquidity and Note 8 — Long-term Borrowings and Note 9 — Derivative Financial Instruments). The discount is accreted into income over the expected term of the payout of the associated receivables. FSA accretion remaining on the counterparty receivable was $12 million at December 31, 2013.

Gains on investments primarily reflected sales of equity investments that were received as part of a lending transaction, or in some cases, a workout situation. The gains were primarily in Corporate Finance and declined on fewer transactions.

Gains (losses) on derivatives and foreign currency exchange Transactional foreign currency movements resulted in losses of $(14) million in 2013, gains of $37 million in 2012, and losses of $(42) million in 2011. These were partially offset by gains of $20 million in 2013, losses of $(33) million in 2012, and gains of $35 million in 2011 on derivatives that economically hedge foreign currency movements and other exposures. In addition, derivative losses related to the valuation of the derivatives within the GSI facility were $(4) million for 2013 and $(6) million for 2012. In addition, there were losses of $(1) million and $(4) million in 2013 and 2012, respectively, and gains of $2 million in 2011 on the realization of cumulative translation adjustment (CTA) amounts from AOCI upon the sale or substantial liquidation of a subsidiary. For additional information on the impact of derivatives on the income statement, refer to Note 9 — Derivative Financial Instruments.

Impairment on assets held for sale in 2013 includes $102 million of charges related to Vendor Finance, $19 million for Transportation Finance operating lease equipment (mostly aerospace related) and $3 million for Corporate Finance. Vendor Finance activity included $62 million of charges related to operating lease equipment (including $59 million for the Dell Europe portfolio) and the remaining 2013 impairment related mostly to the international platform rationalization. When a long-lived asset is classified as held for sale, depreciation expense is suspended and the asset is evaluated for impairment with any such charge recorded in other income. (See Expenses for related discussion on depreciation on operating lease equipment.) 2012 included $80 million of charges related to Vendor Finance Dell Europe operating lease equipment and $34 million related to Transportation Finance equipment, mostly aerospace related. The 2011 balance included $61 million of impairment charges related to Vendor Finance, $24 million related to $2.2 billion of government-guaranteed student loans and $22 million related to idle center beam railcars.

Other revenues include items that are more episodic in nature, such as gains on work-out related claims, proceeds received in excess of carrying value on non-accrual accounts held for sale, which were repaid or had another workout resolution, insurance proceeds in excess of carrying value on damaged leased equipment, and also includes income from joint ventures. The current year includes gains on workout related claims of $19 million in Corporate Finance and $13 million in Transportation Finance. The 2012 amount includes a Vendor Finance $14 million gain on a sale of a platform, related to the Dell Europe transaction. The 2011 balance includes $59 million of proceeds received in excess of carrying value on non-accrual accounts held for sale, primarily Corporate Finance loans; the comparable amounts for 2013 and 2012 were $4 million and $8 million respectively. Principal recovery on these accounts was reported in recoveries of loans charged off prior to transfer to held for sale.

Item 7:  Management’s Discussion and Analysis

48    CIT ANNUAL REPORT 2013

EXPENSES

Other Expenses (dollars in millions)

	Years Ended December 31,
	2013	2012	2011
Depreciation on operating lease equipment	$573.5	$533.2	$575.1
Operating expenses:
Compensation and benefits	$536.1	$538.7	$494.8
Technology	83.3	81.6	75.3
Professional fees	69.6	64.8	120.9
Provision for severance and facilities exiting activities	36.9	22.7	13.1
Net occupancy expense	35.3	36.2	39.4
Advertising and marketing	25.2	36.5	10.5
Other expenses(1)	198.3	137.7	142.6
Operating expenses	984.7	918.2	896.6
Loss on debt extinguishments	–	61.2	134.8
Total other expenses	$1,558.2	$1,512.6	$1,606.5
Headcount	3,240	3,560	3,530

(1)	The year ended December 31, 2013 included $50 million related to the Tyco tax agreement settlement charge.

Depreciation on operating lease equipment is recognized on owned equipment over the lease term or estimated useful life of the asset. Depreciation expense is primarily driven by the Transportation Finance operating lease equipment portfolio, which includes long-lived assets such as railcars and aircraft. To a lesser extent, depreciation expense includes amounts on smaller ticket equipment, such as office equipment, leased by Vendor Finance. Certain ownership costs and also impairments recorded on equipment held in portfolio are reported as depreciation expense. Assets held for sale also impact the balance (as depreciation expense is suspended on operating lease equipment once it is transferred to assets held for sale). Depreciation expense is discussed further in “Net Finance Revenues,” as it is a component of our asset margin. See “Non-interest Income” for impairment charges on operating lease equipment classified as held for sale.

Operating expenses were up 7% in 2013, driven by the Tyco International Ltd. (“Tyco”) tax agreement settlement charge of $50 million, discussed below in Other expenses, and costs associated with restructuring initiatives. Operating expenses also include Bank deposit raising costs, which totaled $35 million each in 2013 and 2012 and $10 million in 2011, and are reflected across various expense categories, but mostly within advertising and marketing and other, reflecting deposit insurance costs. Operating expenses reflect the following changes:

-	Compensation and benefits were down slightly from 2012 as lower salaries and benefit costs from the reduction in employees was partially offset by higher incentive compensation, which includes the amortization of deferred compensation. Deferred compensation plans were re-instated post emergence and the costs associated with the plans are amortized over the vesting period, typically three years. Thus, 2013 included three years of amortization of deferred costs compared to two years in 2012. Similarly, the increase in 2012 was driven by higher incentive compensation expense, two years of amortization of deferred costs compared to one year in 2011, and a higher number of employees. See Note 18 — Retirement, Postretirement and Other Benefit Plans.

-	Professional fees includes legal and other professional fees such as tax, audit, and consulting services. The increase from 2012 primarily reflected costs associated with our international rationalization efforts, while 2012 benefited from higher amounts received on favorable legal and tax resolutions. The elevated amount in 2011 was primarily due to higher risk management consulting fees and litigation-related costs.

-	Advertising and marketing expenses decreased in 2013 after a large increase in 2012 associated with CIT Bank. CIT Bank advertising and marketing costs associated with raising deposits totaled $15 million in 2013, $24 million in 2012, and $1 million in 2011.

-	Provision for severance and facilities exiting activities reflects costs associated with various organization efficiency initiatives. Severance costs were $33 million of the 2013 charges and related to approximately 275 employee terminations and the associated benefits costs incurred in conjunction with the initiatives. The facility exiting activities totaled $4 million and related to exiting three locations. See Note 25 — Severance and Facility Exiting Liabilities for additional information.

-	Other expenses includes items such as travel and entertainment, insurance, FDIC costs, office equipment and supply costs and taxes (other than income taxes). On December 20, 2013, we reached an agreement with Tyco to settle contract claims asserted by Tyco related to a tax agreement that CIT and Tyco entered into in 2002 in connection with CIT’s separation from Tyco. CIT agreed to pay Tyco $60 million, including $50 million that was recorded as an expense in 2013 and $10 million that had been previously accrued.

CIT ANNUAL REPORT 2013    49

Operating expenses excluding restructuring charges for 2013 were 2.82% as a percentage of AEA, above the target range of 2.00%–2.50%, and includes the mentioned tax settlement charge. Operating efficiency improvements will continue in 2014 and the full benefits of the actions taken in 2013 will likely be realized later in 2014. The complexities of exiting certain countries and platforms will result in an elevated level of restructuring, legal and other related costs for another few quarters.

-	We have lowered headcount by approximately 320 since a year ago to 3,240 at December 31, 2013, modified several benefit plans and consolidated some offices.

-	During 2013 we began to rationalize subscale platforms. In total we plan to exit over 20 countries across Europe, South America and Asia. As a result of these decisions, we have sold several portfolios of financing and leasing assets and moved other portfolios to assets held for sale, including our small business lending portfolio in Corporate Finance.

Loss on debt extinguishments for 2012 reflect the write-off of accelerated fees and underwriting costs related to liability management actions taken, which included the repayment of the remaining Series A Notes and all of the 7% Series C Notes. The 2011 loss is primarily due to the write-off of original issue discount and fees associated with the repayment of the first lien term loan, partially offset by a modest gain from the repurchase of approximately $400 million of Series A debt at a discount in open market transactions.

FRESH START ACCOUNTING

Upon emergence from bankruptcy in 2009, CIT applied Fresh Start Accounting (FSA) in accordance with generally accepted accounting principles in the United States of America (GAAP). See Note 1 — Business and Summary of Significant Accounting Policies.

FSA had a significant impact on our operating results in 2011 and 2012, while in 2013, the impact has significantly lessened. Net finance revenue includes the accretion of the FSA adjustments to the loans, leases and debt, as well as to depreciation and, to a lesser extent, rental income related to operating lease equipment. The most significant remaining discount of $2.3 billion relates to operating lease equipment, which in effect was an impairment of the operating lease equipment upon emergence from bankruptcy, as the assets were recorded at their fair value, which was less than their carrying value. The recording of this FSA adjustment reduced the asset balance subject to depreciation and thus decreases depreciation expense over the remaining life of the operating lease equipment.

The following table presents the remaining FSA adjustments by balance sheet caption:

Accretable Fresh Start Accounting (Discount)/Premium (dollars in millions)

	December 31, 2013	December 31, 2012	December 31, 2011
Loans	$(35.0)	$(355.3)	$(621.8)
Operating lease equipment, net	(2,276.9)	(2,550.6)	(2,803.1)
Intangible assets, net	20.3	31.9	63.6
Other assets	(11.6)	(20.8)	(117.1)
Total assets	$(2,303.2)	$(2,894.8)	$(3,478.4)
Deposits	$(0.8)	$3.5	$14.5
Long-term borrowings	(283.6)	(369.4)	(2,018.9)
Other liabilities	–	1.7	25.7
Total liabilities	$(284.4)	$(364.2)	$(1,978.7)

As discussed in Net Finance Revenue, interest income was increased by the FSA accretion on loans. The decline in the balance from last year resulted from the transfer of student loans to AHFS (which caused the remaining $184 million accretable discount to be netted against the carrying value of those assets). The remaining balance at December 31, 2013 mostly related to Corporate Finance loans and is expected to be accreted into income within the next 2 years. In addition to the yield related accretion on loans, the decline in accretable balance has been accelerated, primarily as a result of asset sales and prepayments.

As discussed in Net Finance Revenue, interest expense was increased by the accretion of the FSA discounts on long-term borrowings. We repaid debt prior to its contractual maturity, and the repayments were accounted for as a debt extinguishment, which accelerated the accretion of the FSA discount on the underlying debt. At December 31, 2013, long-term borrowings included $271 million of remaining FSA discount on secured borrowings, consisting of $231 million secured by student loans and $40 million secured by transportation equipment. Upon sale of the student loans that are in AHFS at December 31, 2013, the

Item 7:  Management’s Discussion and Analysis

50    CIT ANNUAL REPORT 2013

associated secured borrowings will be paid down and the FSA discount will be accelerated. Based on market conditions subsequent to year-end, we currently believe that we will realize a net gain on the sale of the student loans. The net gain to be recognized on the sale of the student loans will consist primarily of (1) the gain on the sale of the loans (which are carried net of a discount of $184 million) and any proceeds received for the sale of the servicing of those loans and (2) the expense to be recognized based on the acceleration of the debt FSA ($231 million) upon the extinguishment of the related debt.

Depreciation expense is reduced by the lower carrying value of operating lease equipment subject to depreciation due to the operating lease equipment discount, essentially all of which is related to Transportation Finance aircraft and rail operating lease assets. We estimated an economic average life before disposal of these assets of approximately 15 years for aerospace assets and 30 years for rail assets. FSA accretion amounts are disclosed in Net Finance Revenue section.

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

Other assets relates primarily to a discount on receivables from GSI in conjunction with the GSI Facilities. The discount is accreted into other income as ‘counterparty receivable accretion’ over the expected payout of the associated receivables. The accretion is discussed in “Non-interest Income” and the GSI Facilities are discussed in “Funding and Liquidity” and also in Note 8 — Long-term Borrowings, and Note 9 — Derivative Financial Instruments in Item 8 Financial Statements and Supplementary Data.

INCOME TAXES

Income Tax Data (dollars in millions)

	Years Ended December 31,
	2013	2012	2011
Provision for income taxes, before discrete items	$63.0	$93.3	$139.4
Discrete items	29.5	40.5	19.2
Provision for income taxes	$92.5	$133.8	$158.6
Effective tax rate	11.9%	(29.4)%	89.0%

The Company’s 2013 tax provision is $92.5 million as compared to $133.8 million in 2012 and $158.6 million in 2011. The current year tax provision reflects income tax expense on the earnings of certain international operations and state income tax expense in the U.S. The decrease from the prior years’ tax provisions primarily reflect a reduction in foreign income tax expense driven by lower international earnings, and changes in discrete tax expense. Included in the 2013 tax provision is approximately $30 million of net discrete tax expense that primarily relates to the establishment of valuation allowances against certain international net deferred tax assets due to our international platform rationalizations, and deferred tax expense due to sale of a leverage lease. The discrete tax expense items were partially offset by incremental tax benefits associated with favorable settlements of prior year international tax audits.

The 2012 provision of $93.3 million before discrete items reflects income tax expense on the earnings of certain international operations and state income tax expense in the U.S. The discrete items of $40.5 million includes incremental taxes associated with international audit settlements and an increase in a U.S. deferred tax liability on certain indefinite life assets that cannot be used as a source of future taxable income in the assessment of the domestic valuation allowance. Also, included in 2012 was a discrete tax benefit of $146.5 million caused by a release of tax reserves established on an uncertain tax position taken on certain tax losses following a favorable ruling from the tax authorities and a $98.4 million tax benefit associated with a tax position taken on a prior-year restructuring transaction. Both of these benefits were fully offset by corresponding increases to the domestic valuation allowance.

The 2011 tax provision of $139.4 million before discrete items was primarily related to income tax expense on the earnings of certain international operations and no income tax benefit on its domestic losses. The discrete items of $19.2 million includes an increase to an uncertain federal and state tax position that the Company has taken with respect to the recognition of certain losses, offset by a reduction in the domestic valuation allowance. Also, the Company recorded deferred tax expense of $12.2 million of foreign withholding taxes consequent to a change in the Company’s assertion regarding the indefinite reinvestment of its unremitted foreign earnings.

The change in the effective tax rate each period is impacted by a number of factors, including the relative mix of domestic and foreign earnings, valuation allowances in various jurisdictions, and discrete items. The actual year-end 2013 effective tax rate may vary from near term future periods due to the changes in these factors.

CIT ANNUAL REPORT 2013    51

The Company has not recognized any tax benefit on its prior year domestic losses and certain prior year foreign losses due to uncertainties related to its ability to realize its net deferred tax assets in the future. Due to the future uncertainties, combined with the recent three years of cumulative losses by certain domestic and foreign reporting entities, the Company has concluded that it does not currently meet the criteria to recognize its net deferred tax assets, inclusive of the deferred tax assets related to NOLs in these entities. Accordingly, the Company maintained valuation allowances of $1.5 billion and $1.6 billion against their net deferred tax assets at December 31, 2013 and 2012, respectively. Of the $1.5 billion valuation allowance at December 31, 2013, approximately $1.3 billion relates to domestic reporting entities and $211 million relates to the foreign reporting entities.

Management’s decision to maintain the valuation allowances on certain reporting entities’ net deferred tax assets requires significant judgment and an analysis of all the positive and negative evidence regarding the likelihood that these future benefits will be realized. The most recent three years of cumulative losses, adjusted for any non-recurring items, was considered a significant negative factor supporting the need for a valuation allowance. At the point when any of these reporting entities transition into a cumulative three year income position, Management will consider this profitability measure along with other facts and circumstances in determining whether to release any of the valuation allowances. The other facts and circumstances that are considered in evaluating the need for or release of a valuation allowance include sustained profitability, both historical and forecast, tax planning strategies, and the carry-forward periods for the NOLs.

While certain foreign and domestic entities with net operating loss carry-forwards have been profitable, the Company continues to record a full valuation allowance on these entities’ net deferred tax assets due to their history of losses. Given the continued improvement in earnings in certain foreign and domestic reporting entities, which is one factor considered in the evaluation process, it is possible that the valuation allowance for those entities may be reduced if these trends continue and other factors do not outweigh this positive evidence.

At the point a determination is made that it is “more likely than not” that a reporting entity generates sufficient future taxable income to realize its respective net deferred tax assets, the Company will reduce the entity’s respective valuation allowance (in full or in part), resulting in an income tax benefit in the period such a determination is made. Subsequently, the provision for income taxes will be provided for future earnings; however, there will be a minimal impact on cash taxes paid for until the NOL carry-forward is fully utilized.

See Note 17 — Income Taxes for additional information.

RESULTS BY BUSINESS SEGMENT

Although higher on a GAAP basis, pre-tax income was down from 2012 when excluding debt redemption charges, primarily reflecting lower gains on asset sales in Corporate Finance, and lower results in Vendor Finance. Financing and leasing assets were up from both 2012 and 2011 in three of the commercial segments, while Trade Finance was down slightly.

See Note 23 — Business Segment Information for additional details.

The following table summarizes the reported pre-tax earnings of each segment, and the impacts of certain debt redemption actions. The pre-tax amounts excluding these actions are Non-GAAP measurements. See Non-GAAP Financial Measurements for discussion on the use of non-GAAP measurements.

Item 7:  Management’s Discussion and Analysis

52    CIT ANNUAL REPORT 2013

Impacts of FSA Accretion and Debt Redemption Charges on Pre-tax Income (Loss) by Segment (dollars in millions)

	Year Ended December 31, 2013
	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Consumer	Corporate & Other	Total
Income (loss) before (provision) benefit for income taxes	$183.8	$600.4	$55.6	$23.3	$31.0	$(120.0)	$774.1
Accelerated FSA net discount/(premium) on debt extinguishments and repurchases	14.0	14.5	1.1	4.0	1.0	1.1	35.7
Accelerated OID on debt extinguishments related to the GSI facility	(5.2)	–	–	–	–	–	(5.2)
Pre-tax income (loss) – excluding debt redemptions and OID acceleration	$192.6	$614.9	$56.7	$27.3	$32.0	$(118.9)	$804.6

	Year Ended December 31, 2012
Income (loss) before (provision) benefit for income taxes	$200.2	$(122.7)	$4.1	$(107.9)	$(52.0)	$(376.5)	$(454.8)
Accelerated FSA net discount/(premium) on debt extinguishments and repurchases	222.2	647.1	46.4	198.2	156.0	181.0	1,450.9
Debt related – loss on debt extinguishments	–	–	–	–	–	61.2	61.2
Accelerated OID on debt extinguishments related to the GSI facility	–	(6.9)	–	–	(45.7)	–	(52.6)
Pre-tax income (loss) – excluding debt redemptions and OID acceleration	$422.4	$517.5	$50.5	$90.3	$58.3	$(134.3)	$1,004.7

	Year Ended December 31, 2011
Income (loss) before (provision) benefit for income taxes	$368.3	$190.2	$16.9	$144.8	$(90.6)	$(451.2)	$178.4
Accelerated FSA net discount/(premium) on debt extinguishments and repurchases	43.3	78.9	8.2	36.0	93.3	19.5	279.2
Debt related – loss on debt extinguishments	–	–	–	–	–	134.8	134.8
Debt related – prepayment costs	–	–	–	–	–	114.2	114.2
Pre-tax income (loss) – excluding debt redemptions	$411.6	$269.1	$25.1	$180.8	$2.7	$(182.7)	$706.6

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

CIT ANNUAL REPORT 2013    53

Corporate Finance – Financial Data and Metrics (dollars in millions)

	Years Ended December 31,
	2013	2012	2011
Earnings Summary
Interest income	$525.1	$623.6	$923.7
Interest expense	(244.6)	(564.6)	(706.1)
Provision for credit losses	(19.0)	(7.3)	(173.3)
Rental income on operating leases	18.0	8.9	18.0
Other income	147.8	387.9	546.5
Depreciation on operating lease equipment	(10.3)	(4.3)	(7.8)
Operating expenses	(233.2)	(244.0)	(232.7)
Income before provision for income taxes	$183.8	$200.2	$368.3
Pre-tax income – excluding debt redemption charges and accelerated OID on debt extinguishment related to the GSI facility(1)	$192.6	$422.4	$411.6
Select Average Balances
Average finance receivables (AFR)	$9,038.6	$7,510.3	$7,225.9
Average earning assets (AEA)	9,317.8	7,617.2	7,538.7
Statistical Data
Net finance margin (interest and rental income, net of interest and depreciation expense as a % of AEA)	3.09%	0.83%	3.02%
Funded new business volume	$4,633.3	$4,377.0	$2,702.6

(1)	Non-GAAP measurement, see table at the beginning of this section for a reconciliation of non-GAAP to GAAP financial information.

Pre-tax earnings included accelerated debt FSA accretion and OID accretion of $9 million in 2013, compared to $222 million in 2012 and $43 million in 2011, which reduced profitability. Excluding accelerated debt FSA accretion and OID accretion, pre-tax income was down from 2012 and 2011 as higher assets and lower funding costs were offset by significantly lower other income and lower FSA net accretion. The lower provision for credit losses in 2013 and 2012 reflect credit metrics that were at cyclical lows.

Asset growth was driven by continued annual increases in new business volumes. New business volume grew 6% from 2012, which was significantly higher than 2011. Newer initiatives such as commercial real estate lending and equipment financing continued to contribute to growth. CIT Bank originated the vast majority of the U.S. funded volume in each of the periods presented. At December 31, 2013, approximately 80% of this segment’s financing and leasing assets were in the Bank. We also look for opportunities to supplement volume with portfolio purchases. In early 2013 we purchased approximately $720 million of corporate loans.

The market remains competitive in our middle market lending business. During 2013, pricing seemed to have stabilized in the core middle market lending business, but at relatively lower yields then 2012. In addition, competitive pressures have shifted transactions more to higher leverage than lower pricing. During 2012, new business yields were relatively stable within product types, whereas in 2011, new business yields were up modestly on average.

Highlights included:

-	Net finance revenue (“NFR”) was $288 million for 2013, up from 2012 and 2011. Because of the significant impact accelerated debt repayments had on prior periods, a more meaningful measure is to exclude the accelerated accretion.

-	Excluding accelerated debt FSA and OID accretion, NFR was $297 million, up modestly from $286 million in 2012 and $271 million in 2011. NFR benefited from increasing assets and lower funding costs in 2013 and 2012, partially offset by a declining impact of FSA net accretion and lower yields in certain loan products. The accelerated debt FSA and OID accretion caused NFM in 2012 to be significantly below 2013. FSA and OID accretion had minimal net impact to NFR in 2013 in comparison to prior years. Net FSA accretion, excluding the accelerated FSA and OID accretion, increased NFR by $17 million in 2013, $93 million in 2012 and $148 million in 2011.

-	Other income was down from the prior years reflecting the following:

-	Lower gains on asset sales (including receivables, equipment and investments), which totaled $35 million, down from $217 million in 2012 and $278 million in 2011. Contributing to the decline was a lower amount of assets sold, $354 million of equipment and receivable sales in 2013, down from $717 million in 2012 and $913 million in 2011.

-	Higher fee revenue of $62 million in 2013, reflected improvement in capital market transactions, up from $47 million in 2012 and $53 million in 2011. Fee revenue includes servicing fees related to the small business lending portfolio and capital markets fees. Fee revenue generated for servicing the small business lending portfolio, which totaled $11 million in 2013, will no longer be earned upon the sale of that portfolio in 2014.

Item 7:  Management’s Discussion and Analysis

54    CIT ANNUAL REPORT 2013

-	Lower recoveries of loans charged off pre-emergence and loans charged off prior to transfer to assets held for sale, which totaled $13 million in 2013, down from $34 million in 2012 and $86 million in 2011. As we move further away from our emergence date, both recoveries and FSA counterparty receivable accretion are expected to continue to decline, but future recoveries could be elevated if specific workouts occur.

-	Lower FSA-related counterparty receivable accretion, which totaled $7 million, down from $74 million in 2012 and $85 million in 2011. The remaining balance is not significant at December 31, 2013.

-	The current year also includes gains on workout related claims of $19 million.

-	Credit trends remained stable in 2013. Non-accrual loans declined to $127 million (1.34% of finance receivables), from $212 million (2.59%) at December 31, 2012 and $498 million (7.26%) at December 31, 2011. Net charge-offs were $27 million (0.30% of average finance receivables) in 2013, down from $32 million (0.43%) and down significantly from $206 million (2.85%) in 2011. The current year included $28 million of charge-offs related to the transfer of loans to assets held for sale.

-	Financing and leasing assets totaled $10.0 billion, up from $8.3 billion at December 31, 2012 and $7.1 billion at December 31, 2011, driven primarily by new business volume, and to a lesser extent, the remaining balance from the approximately $720 million corporate loan portfolio purchase early in 2013. Cash flow loans approximated 44% of the portfolio, while asset secured loans approximated 51%, and the remaining portfolio consisted primarily of SBA loans. In October 2013, we entered into a definitive agreement to sell our small business lending portfolio, which represented the majority of the assets held for sale at December 31, 2013. The sale is expected to be completed in 2014, subject to approval by the Small Business Administration.

Transportation Finance

Transportation Finance is among the leading providers of large ticket equipment leases and other secured financing in the aerospace and rail sectors. The principal asset within the Transportation Finance portfolio is leased equipment, whereby we invest in equipment (primarily commercial aircraft and railcars) and lease it to commercial end-users, primarily operating leases. Transportation Finance clients primarily consist of global commercial airlines, and North American major railroads and material transport companies (including mining and agricultural firms). This business also provides secured lending and other financing products to companies in the transportation and defense industries, offers financing and leasing programs for corporate and private owners of business jet aircraft, and provides secured lending in the maritime sector. Revenue is generated from rents collected on leased assets, and to a lesser extent from interest on loans, fees, and gains from assets sold.

Transportation Finance – Financial Data and Metrics (dollars in millions)

	Years Ended December 31,
	2013	2012	2011
Earnings Summary
Interest income	$145.9	$135.2	$155.9
Interest expense	(510.4)	(1,233.5)	(885.2)
Provision for credit losses	1.0	(18.0)	(12.8)
Rental income on operating leases	1,546.9	1,536.6	1,375.6
Other income	77.0	56.3	99.1
Depreciation on operating lease equipment	(459.4)	(419.7)	(382.2)
Operating expenses	(200.6)	(179.6)	(160.2)
Income (loss) before (provision) benefit for income taxes	$600.4	$(122.7)	$190.2
Pre-tax income – excluding debt redemption charges and accelerated OID on debt extinguishment related to the GSI facility(1)	$614.9	$517.5	$269.1
Select Average Balances
Average finance receivables (AFR)	$1,977.5	$1,706.4	$1,378.3
Average operating leases (AOL)	12,187.9	11,843.5	10,850.2
Average earning assets (AEA)	14,324.7	13,760.7	12,341.0
Statistical Data
Net finance margin (interest and rental income, net of interest and depreciation expense as a % of AEA)	5.05%	0.14%	2.14%
Operating lease margin as a % of AOL	8.92%	9.43%	9.16%
Funded new business volume	$2,937.5	$2,216.3	$2,523.6

(1)	Non-GAAP measurement, see table at the beginning of this section for a reconciliation of non-GAAP to GAAP financial information.

CIT ANNUAL REPORT 2013    55

Pre-tax earnings were impacted by accelerated debt FSA and OID accretion, which resulted from debt prepayment activities, of $15 million in 2013, $640 million in 2012 and $79 million in 2011. Excluding accelerated debt FSA and OID accretion, pre-tax income increased from 2012 and 2011. Results continued to reflect high utilization rates of our aircraft and railcars, increased asset levels and lower funding costs with rail lease renewals generally re-pricing higher and commercial air renewal rates re-pricing down on average.

We grew financing and leasing assets during 2013, further expanding our aircraft and railcar fleets, building our business air, transportation lending and maritime finance portfolios. We also continued to proactively manage our equipment fleets in 2013, selling over $800 million of equipment and ordering 23 additional aircraft and approximately 4,800 railcars.Assets in the Bank grew to $3.0 billion, including over $1.1 billion of railcars. As discussed in Note 28 — Subsequent Events, on January 31, 2014, CIT acquired Paris-based Nacco SAS (“Nacco”), an independent full service railcar lessor in Europe. Leasing assets acquired totaled approximately $650 million, including more than 9,500 railcars.

Highlights included:

-	Net finance revenue (“NFR”) was $723 million, up from 2012 and 2011. Because of the significant impact accelerated debt repayments had on prior periods, a more meaningful measure is to exclude the accelerated accretion. Excluding accelerated debt FSA and OID accretion, NFR was $738 million, up from $658 million in 2012 and $344 million in 2011. The increases from 2012 and 2011 largely reflect lower funding costs and higher assets. Net FSA accretion, excluding the accelerated debt FSA and OID accretion, increased NFR by $191 million in 2013, $128 million in 2012 and $79 million in 2011. Remaining net FSA accretion benefits, which will decline over time, are primarily recorded in depreciation expense.

-	Net operating lease revenue (rental income on operating leases less depreciation on operating lease equipment), which is a component of NFR, was down modestly from 2012. The decline reflected pressure on renewal rents on certain aircraft, and higher depreciation, reflecting adjustments to residual balances and higher assets. These offset improvements in rail portfolio lease rates, the net benefit from higher asset balances and continued strong utilization. The decline in operating lease margin reflected these trends, whereby the growth in assets was offset by pressures on certain lease renewal rents. We expect to re-lease approximately 50 commercial aircraft in 2014, a level that is significantly higher than in recent years and will likely put pressure on the finance margin in 2014 if lease rates for certain aircraft remain at current levels. We expect lease expirations for rail equipment in 2014 will represent slightly over 20% of the rail portfolio, a level that is lower than recent experience.

-	Financing and leasing assets grew to $15.1 billion from $14.2 billion in 2012 and $13.3 billion in 2011, with new business volume partially offset by equipment sales, depreciation and other activity.

-	New business volume for 2013 included the delivery of 24 aircraft and approximately 5,400 railcars and funding of approximately $1.1 billion of new loans. All of the 2013 loan volume, and the vast majority of the rail operating lease volume, was originated by the Bank. New business volume for 2012 reflected the addition of 21 operating lease aircraft and approximately 7,000 railcars, and also included over $600 million of finance receivables. 2011 new business volume included 20 aircraft purchased from our order book and over 2,800 railcars.

-	At December 31, 2013, we had 147 aircraft on order from manufacturers (down from 161 at December 31, 2012), with deliveries scheduled through 2020. All of the 20 scheduled aircraft deliveries for 2014 have lease commitments. We had future purchase commitments for approximately 7,500 railcars, with scheduled deliveries through 2015. All of the approximately 4,600 scheduled railcar deliveries for 2014 have lease commitments. See Note 19 — Commitments.

Equipment utilization remained strong throughout 2013 and ended the year with over 99% of commercial air and 98% of rail equipment on lease or under a commitment. Rail utilization rates were up from 2012 and 2011, while air utilization remained consistently strong over the 3-year period.

-	Other income primarily reflected the following:

-	Gains on asset sales totaled $78 million on $907 million of equipment and receivable sales, compared to $66 million of gains on $732 million of asset sales in 2012 and $81 million of gains on $511 million of asset sales in 2011.

-	Impairment on operating lease equipment held for sale totaled $19 million in 2013 and $34 million in 2012, mostly related to commercial aircraft and $24 million in 2011, primarily related to idle center-beam railcars that were scrapped.

-	FSA accretion on counterparty receivable totaled $1 million, $15 million and $17 million for the years ended December 31, 2013, 2012 and 2011, respectively. The remaining balance is not significant at December 31, 2013.

-	Other income for 2013 included $13 million related to a work-out related claim. 2011 included $14 million related to an aircraft insurance claim and $11 million related to a change in the aircraft order book and corresponding acceleration of FSA.

-	Operating expenses were up about 12% in both 2013 and 2012, primarily reflecting investments in new initiatives and growth in existing businesses.

-	Non-accrual loans were $14 million (0.66% of finance receivables) at December 31, 2013, down from $40 million (2.18%) at December 31, 2012 and $45 million (3.03%) at December 31, 2011. Net charge-offs were $3 million (0.13% of average finance receivables) in 2013, down from $12 million (0.69%) and $7 million (0.47%) in 2012 and 2011, respectively. The provision for credit losses reflected the improved credit quality in 2013, and increased during 2012 reflecting higher loan volumes and the establishment of specific reserves.

Item 7:  Management’s Discussion and Analysis

56    CIT ANNUAL REPORT 2013

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

Trade Finance – Financial Data and Metrics (dollars in millions)

	Years Ended December 31,
	2013	2012	2011
Earnings Summary
Interest income	$54.9	$57.6	$73.3
Interest expense	(26.2)	(80.0)	(90.9)
Provision for credit losses	4.4	0.9	(11.2)
Other income, commissions	122.3	126.5	132.5
Other income, excluding commissions	15.9	17.5	23.6
Operating expenses	(115.7)	(118.4)	(110.4)
Income before provision for income taxes	$55.6	$4.1	$16.9
Pre-tax income – excluding debt redemption charges(1)	$56.7	$50.5	$25.1
Select Average Balances
Average finance receivables (AFR)	$2,358.2	$2,356.6	$2,486.5
Average earning assets (AEA)(2)	1,003.7	1,087.9	1,383.9
Statistical Data
Net finance margin (interest income net of interest expense as a % of AEA)	2.86%	(2.06)%	(1.27)%
Factoring volume	$25,712.2	$25,123.9	$25,943.9

(1)	Non-GAAP measurement, see table at the beginning of this section for a reconciliation of non-GAAP to GAAP financial information.

(2)	AEA is lower than AFR as it is reduced by the average credit balances for factoring clients.

Pre-tax income was impacted by accelerated debt FSA accretion of $1 million in 2013, compared to $46 million in 2012 and $8 million in 2011, as debt prepayment activities lessened. Excluding accelerated FSA interest expense, pre-tax earnings were up in 2013 reflecting improved funding costs and net recoveries in the provision for credit losses.

Highlights included:

-	Net finance revenue (“NFR”) was $29 million, up from 2012 and 2011. Net finance revenue excluding accelerated debt FSA accretion was $30 million in 2013, improved from $24 million in 2012 and $(9) million in 2011. The improvements from the prior years reflected lower funding costs, and compared to 2011, lower non-accrual loans.

-	Factoring commissions have trended lower reflecting the underlying portfolio product mix, which also offset the modest increase in factoring volume in 2013 compared to 2012.

-	Other income included $1 million, $5 million and $9 million of recoveries on accounts charged off pre-emergence for the years ended December 31, 2013, 2012 and 2011, respectively.

-	Non-accrual loans remained low throughout 2013 and ended at $4 million (0.19% of finance receivables) at December 31, 2013, down from $6 million (0.26%) at December 31, 2012 and $75 million (3.10%) at December 31, 2011, primarily due to accounts returning to accrual status and reductions in exposures. There were net recoveries in 2013 of $3 million, compared to net charge-offs of $1 million in 2012 and $10 million in 2011. The provision for credit losses improved during 2013 and 2012 due to decreased client charge-offs.

-	Finance receivables were $2.3 billion, essentially unchanged from both December 31, 2012 and 2011. Off-balance sheet exposures, resulting from clients with deferred purchase factoring agreements, were $1.8 billion at December 31, 2013 and $1.8 billion at December 31, 2012 and 2011.

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

CIT ANNUAL REPORT 2013    57

Vendor Finance – Financial Data and Metrics (dollars in millions)

	Years Ended December 31,
	2013	2012	2011
Earnings Summary
Interest income	$509.0	$553.5	$788.4
Interest expense	(219.4)	(473.6)	(505.1)
Provision for credit losses	(51.3)	(26.5)	(69.3)
Rental income on operating leases	205.4	239.1	273.9
Other income	11.3	27.6	154.8
Depreciation on operating lease equipment	(103.8)	(109.2)	(185.1)
Operating expenses	(327.9)	(318.8)	(312.8)
Income (loss) before (provision) benefit for income taxes	$23.3	$(107.9)	$144.8
Pre-tax income – excluding debt redemption charges(1)	$27.3	$90.3	$180.8
Select Average Balances
Average finance receivables (AFR)	$4,869.0	$4,540.3	$4,492.0
Average operating leases (AOL)	214.5	208.8	325.8
Average earning assets (AEA)	5,471.6	5,136.0	5,391.8
Statistical Data
Net finance margin (interest and rental income, net of interest and depreciation expense as a % of AEA)	7.15%	4.08%	6.90%
Funded new business volume	$2,965.1	$3,006.9	$2,577.5

(1)	Non-GAAP measurement, see table at the beginning of this section for a reconciliation of non-GAAP to GAAP financial information.

Pre-tax earnings in 2013 were reduced by accelerated debt FSA interest expense accretion of $4 million, compared to $198 million in 2012 and $36 million in 2011. Excluding accelerated debt FSA, pre-tax earnings, which were impacted in 2013 by our continued international platform rationalization efforts, were down from the prior years as lower revenue, higher credit costs, less net FSA accretion and low other income offset lower funding costs.

Financing and leasing assets totaled $5.3 billion at December 31, 2013, a slight decrease from the prior year but up 6% from December 31, 2011. The current year decline reflected decisions made to rationalize some of our international platforms, which includes portfolios in Europe, Latin America and Asia. During 2013, we completed the sale of the Dell Europe portfolio, approximately $470 million of financing and leasing assets, as well as certain other foreign portfolios. We had $438 million of AHFS at December 31, 2013, up slightly from a year ago. The sales of these assets will reduce financing and leasing assets and net finance revenue, as well as result in lower operating expenses.

In 2013, we continued to make progress on funding initiatives. We renewed a committed multi-year $1 billion U.S. Vendor Finance conduit facility in the Bank and we renewed and upsized a committed multi-year U.K. conduit facility to GBP 125 million, both at more attractive terms. We entered into a $750 million equipment lease securitization in the Bank that had a weighted average coupon of 1.02% that is secured by a pool of U.S. Vendor Finance equipment receivables. We also closed a CAD 250 million committed multi-year conduit facility that allows the Canadian Vendor Finance business to fund both existing assets and new originations at attractive terms and increased the commitment amount on our China facility.

Highlights included:

-	Net finance revenue (“NFR”) was $391 million, $210 million and $372 million for 2013, 2012 and 2011, respectively. Because of the significant impact accelerated debt repayments had on prior periods, a more meaningful measure is to exclude the accelerated accretion. Excluding accelerated debt FSA accretion, NFR was $395 million, down from $408 million in both 2012 and in 2011. NFR reflected reduced funding costs offset by lower interest and renewal income, as the portfolios that are being sold or are maturing have higher yields than the new business volume additions. NFR reflected a declining impact of FSA net accretion. Net FSA accretion, excluding the accelerated FSA accretion, increased NFR by $17 million in 2013, $35 million in 2012 and $93 million in 2011.

-	Net operating lease revenue was $102 million, down from $130 million in 2012 and up from $89 million in 2011. Depreciation was lower because of operating lease equipment classified as held for sale on which depreciation is suspended. The amount suspended totaled $62 million in 2013, compared to $80 million for 2012 and $63 million for 2011. These amounts are essentially offset by an impairment charge in other income.

-	Other income declined from the prior years, reflecting:

-	Gains totaled $73 million on $812 million of receivable and equipment sales in 2013, which included approximately $470 million of assets related to the Dell Europe portfolio sale. Gains totaled $37 million on $292 million of equipment and receivable sales in 2012 and $126 million on $853 million of equipment and receivable sales in 2011. 2013 included a $50 million gain on the sale of the Dell Europe portfolio to Dell, whereas 2012 included a gain of $14 million related to

Item 7:  Management’s Discussion and Analysis

58    CIT ANNUAL REPORT 2013

the sale of our Dell Europe operating platform. In 2011, we sold approximately $125 million of underperforming finance receivables in Europe and sold Dell Financial Services Canada Ltd. (“DFS Canada”) to Dell, which included financing and leasing assets of approximately $360 million.

-	Impairment on assets held for sale during 2013 totaled $102 million, compared to approximately $80 million in 2012 and $61 million in 2011. Most of the impairments related to charges on operating leases recorded in held for sale ($62 million in 2013, $80 million in 2012 and $61 million in 2011), which had a nearly offsetting benefit in net finance revenue related to suspended depreciation. The decline related to operating lease equipment is due to the sale of Dell Europe assets during the year, while 2012 had a full year of activity. The remaining 2013 impairment related mostly to the international platform rationalization. See “Non-interest Income” and “Expenses” for discussions on impairment charges and suspended depreciation on operating lease equipment held for sale.

-	The remaining balance includes fee income, recoveries of loans charged off pre-emergence and loans charged off prior to transfer to held for sale and other revenues.

-	Operating expenses were elevated in 2013, as we made progress rationalizing our subscale international platforms and concluded our review of the Vendor Europe business. In total we plan to exit over 20 countries across Europe, Latin America and Asia. As a result of these decisions, we have sold various portfolios and moved other portfolios of financing and leasing assets to assets held for sale. While these initiatives are expected to result in cost savings, in the near term, expenses will remain elevated while we take the actions necessary to complete the platform rationalization.

-	Portfolio credit metrics deteriorated as non-accrual loans and net charge-offs were up from 2012 and 2011. Non-accrual loans were $96 million (2.02% of finance receivables), up from $72 million (1.49%) at December 31, 2012 and $83 million (1.87%) at December 31, 2011. Net charge-offs were $54 million (1.12% of average finance receivables) in 2013, and included $11 million related to the transfer of loans to assets held for sale. Net charge-offs were $29 million (0.63%) in 2012 and $39 million (0.87%) in 2011. Delinquency (30 days or more) were $249 million, up 53%, or $86 million, compared to December 31, 2012. The 30–59 day category increased $53 million, primarily reflecting certain non-credit (administrative) delinquencies. Increases in the 60–89 and 90+ categories were primarily in the International businesses.

Consumer

Consumer consists of our liquidating government-guaranteed student loans.

Consumer – Financial Data and Metrics (dollars in millions)

	Years Ended December 31,
	2013	2012	2011
Earnings Summary
Interest income	$130.7	$179.6	$266.5
Interest expense	(77.2)	(231.7)	(290.6)
Provision for credit losses	–	(0.7)	(3.1)
Other income	0.9	40.3	2.0
Operating expenses	(23.4)	(39.5)	(65.4)
Income (loss) before (provision) benefit for income taxes	$31.0	$(52.0)	$(90.6)
Pre-tax income – excluding debt redemption charges and accelerated OID on debt extinguishment related to the GSI facility(1)	$32.0	$58.3	$2.7
Select Average Balances
Average finance receivables (AFR)	$3,531.4	$4,194.3	$7,331.4
Average earning assets (AEA)	3,531.8	4,920.2	7,716.2
Statistical Data
Net finance margin (interest income net of interest expense as a % of AEA)	1.51%	(1.06)%	(0.31)%

(1)	Non-GAAP measurement, see table at the beginning of this section for a reconciliation of non-GAAP to GAAP financial information.

CIT ANNUAL REPORT 2013    59

The portfolio of student loans continued to decline during 2013, principally through repayments. During the 2013 fourth quarter, management determined that it no longer had the intent to hold these assets until maturity and transferred the portfolio to AHFS. When the portfolio was transferred, the remaining FSA discount associated with the loan receivable balance ($184 million) became a component of the $3.4 billion carrying amount, thus there will be no further FSA accretion to interest income. The loans collateralized $3.3 billion of secured debt at December 31, 2013, which is net of $231 million FSA adjustment. The FSA adjustment on this secured debt will continue to accrete to interest expense until the debt is extinguished. The transfer of the loans receivable to AHFS did not result in any impairment. Based on market conditions subsequent to year-end, we currently believe that we will realize a net gain on the sale of the student loans. The net gain to be recognized on the sale of the student loans will consist primarily of (1) the gain on the sale of the loans (which are carried net of a discount of $184 million) and any proceeds received for the sale of the servicing of those loans and (2) the expense to be recognized based on the acceleration of the debt FSA ($231 million) upon the extinguishment of the related debt.

While being minimally affected in 2013, pre-tax income was impacted by accelerated debt FSA and OID accretion of $110 million in 2012, as a result of debt prepayment activities, and $93 million in 2011. Excluding accelerated debt FSA, pre-tax income was down from 2012, reflecting lower other income, partially offset by a decline in operating expenses.

Highlights included:

-	Net finance revenue (“NFR”) was $54 million for 2013, up from 2012 and 2011. Excluding accelerated debt FSA and OID accretion, net finance revenue was down from $58 million in 2012 and $70 million in 2011, reflecting portfolio run-off.

-	Other income was not significant in 2013. Other income for 2012 was driven by net gains of $31 million on loan sales and $7 million of FSA accretion on a counterparty receivable. 2011 included $15 million of gains on loan sales, $8 million of FSA accretion on a counterparty receivable and impairment on assets held for sale of $24 million.

-	Operating expenses decreased, primarily reflecting a decrease in AEA.

Corporate and Other

Certain activities are not attributed to operating segments and are included in Corporate and Other. Some of the more significant items include loss on debt extinguishments, the Tyco tax agreement settlement charge, costs associated with excess cash liquidity (Interest Expense), mark-to-market adjustments on non-qualifying derivatives (Other Income) and restructuring charges for severance and facilities exit activities (Operating Expenses).

Corporate and Other – Financial Data (dollars in millions)

	Years Ended December 31,
	2013	2012	2011
Earnings Summary
Interest income	$17.2	$19.6	$20.9
Interest expense	(60.2)	(314.0)	(316.5)
Other income	6.9	(3.0)	(5.7)
Operating expenses	(83.9)	(17.9)	(15.1)
Loss on debt extinguishments	–	(61.2)	(134.8)
Loss before provision for income taxes	$(120.0)	$(376.5)	$(451.2)
Pre-tax income – excluding debt redemption charges(1)	$(118.9)	$(134.3)	$(182.7)

(1)	Non-GAAP measurement, see table at the beginning of this section for a reconciliation of non-GAAP to GAAP financial information.

-	Interest income consists of interest and dividend income primarily from deposits held at other depository institutions and U.S. Treasury and Government Agency securities.

-	Interest expense in 2013 reflected accelerated FSA debt accretion of $1 million, while 2012 and 2011 included $181 million and $134 million, respectively, of combined accelerated FSA accretion and prepayment penalties.

-	Other income primarily reflects gains and (losses) on derivatives and foreign currency exchange.

-	Operating expenses reflects salary and general and administrative expenses in excess of amounts allocated to the business segments and litigation-related costs, including $50 million in 2013 related to the Tyco tax agreement settlement, as discussed in Operating Expenses. Operating expenses also included $37 million, $23 million and $13 million related to provision for severance and facilities exiting activities during 2013, 2012 and 2011, respectively.

-	The loss on debt extinguishments resulted primarily from repayments of Series C Notes in 2012 while the 2011 loss primarily resulted from the repayment of the first lien term loan.

Item 7:  Management’s Discussion and Analysis

60    CIT ANNUAL REPORT 2013

FINANCING AND LEASING ASSETS

The following table presents our financing and leasing assets by segment.

Financing and Leasing Asset Composition (dollars in millions)

	December 31,
	2013	2012	2011	$ Change 2013 vs 2012	$ Change 2012 vs 2011
Corporate Finance
Loans	$9,465.9	$8,175.9	$6,865.4	$1,290.0	$1,310.5
Operating lease equipment, net	79.1	23.9	35.0	55.2	(11.1)
Assets held for sale	413.7	56.8	214.0	356.9	(157.2)
Financing and leasing assets	9,958.7	8,256.6	7,114.4	1,702.1	1,142.2
Transportation Finance
Loans	2,181.3	1,853.2	1,487.0	328.1	366.2
Operating lease equipment, net	12,771.8	12,173.6	11,754.2	598.2	419.4
Assets held for sale	152.0	173.6	84.0	(21.6)	89.6
Financing and leasing assets	15,105.1	14,200.4	13,325.2	904.7	875.2
Trade Finance
Loans – factoring receivables	2,262.4	2,305.3	2,431.4	(42.9)	(126.1)
Vendor Finance
Loans	4,719.6	4,818.7	4,442.0	(99.1)	376.7
Operating lease equipment, net	184.5	214.2	217.2	(29.7)	(3.0)
Assets held for sale	437.7	414.5	371.6	23.2	42.9
Financing and leasing assets	5,341.8	5,447.4	5,030.8	(105.6)	416.6
Total commercial financing and leasing assets	32,668.0	30,209.7	27,901.8	2,458.3	2,307.9
Consumer
Loans – student lending	–	3,694.5	4,680.1	(3,694.5)	(985.6)
Assets held for sale	3,374.5	1.5	1,662.7	3,373.0	(1,661.2)
Financing and leasing assets	3,374.5	3,696.0	6,342.8	(321.5)	(2,646.8)
Total financing and leasing assets	$36,042.5	$33,905.7	$34,244.6	$2,136.8	$(338.9)

Commercial financing and leasing assets increased in 2013, reflecting strong new business volumes, partially offset by portfolio collections and prepayments, and asset sales. Supplementing new business volume, growth included portfolio purchases in Corporate Finance and Vendor Finance. Operating lease equipment increased, primarily reflecting scheduled equipment deliveries in Transportation Finance.

Assets held for sale totaled $4.4 billion at December 31, 2013, which included a nearly $3.4 billion portfolio of student loans. The remaining amounts included assets associated with our subscale and international platform rationalization efforts, primarily portfolios in Europe and South America. Corporate Finance was primarily comprised of the small business lending portfolio, and Transportation Finance included mostly aerospace equipment. The sale of the small business lending portfolio is expected to be completed in 2014, subject to approval by the Small Business Administration.

Commercial financing and leasing assets increased in 2012, reversing a trend of declining asset levels, reflecting strong new business volumes, while the consumer portfolio of student loans continued to run-off, primarily through sales. Operating lease equipment increased, but at a slower rate than 2011. Assets held for sale totaled $0.6 billion at December 31, 2012, the majority of which included Dell Europe assets in Vendor Finance and aerospace assets in Transportation Finance.

Financing and leasing asset trends are discussed in the respective segment descriptions in “Results by Business Segment”.

CIT ANNUAL REPORT 2013    61

The following table reflects the contractual maturities of our finance receivables:

Contractual Maturities of Finance Receivables at December 31, 2013 (dollars in millions)

	U.S. Commercial	Foreign	Total
Fixed-rate
1 year or less	$3,170.0	$954.7	$4,124.7
Year 2	959.8	585.4	1,545.2
Year 3	665.1	379.7	1,044.8
Year 4	414.1	196.7	610.8
Year 5	234.9	96.1	331.0
2-5 years	2,273.9	1,257.9	3,531.8
After 5 years	260.0	110.2	370.2
Total fixed-rate	5,703.9	2,322.8	8,026.7
Adjustable-rate
1 year or less	758.8	167.3	926.1
Year 2	745.1	160.7	905.8
Year 3	1,718.7	167.0	1,885.7
Year 4	1,733.9	221.8	1,955.7
Year 5	2,176.4	315.5	2,491.9
2-5 years	6,374.1	865.0	7,239.1
After 5 years	2,170.7	315.1	2,485.8
Total adjustable-rate	9,303.6	1,347.4	10,651.0
Total	$15,007.5	$3,670.2	$18,677.7

Item 7:  Management’s Discussion and Analysis

62    CIT ANNUAL REPORT 2013

The following table presents the changes to our financing and leasing assets:

Financing and Leasing Assets Rollforward (dollars in millions)

	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Commercial Segments	Consumer	Total
Balance at December 31, 2010	$8,366.6	$12,027.5	$2,387.4	$5,925.4	$28,706.9	$8,322.6	$37,029.5
New business volume	2,702.6	2,523.6	–	2,577.5	7,803.7	–	7,803.7
Loan and portfolio sales	(705.5)	(40.4)	–	(415.9)	(1,161.8)	(1,299.6)	(2,461.4)
Equipment sales	(207.8)	(470.6)	–	(437.0)	(1,115.4)	–	(1,115.4)
Depreciation	(7.8)	(382.2)	–	(185.1)	(575.1)	–	(575.1)
Gross charge-offs	(239.6)	(6.6)	(21.1)	(97.2)	(364.5)	(4.3)	(368.8)
Collections and other	(2,794.1)	(326.1)	65.1	(2,336.9)	(5,392.0)	(675.9)	(6,067.9)
Balance at December 31, 2011	7,114.4	13,325.2	2,431.4	5,030.8	27,901.8	6,342.8	34,244.6
New business volume	4,377.0	2,216.3	–	3,006.9	9,600.2	–	9,600.2
Portfolio purchases	–	198.0	–	–	198.0	–	198.0
Loan and portfolio sales	(442.0)	(16.7)	–	–	(458.7)	(2,071.0)	(2,529.7)
Equipment sales	(275.3)	(715.2)	–	(291.6)	(1,282.1)	–	(1,282.1)
Depreciation	(4.3)	(419.7)	–	(109.2)	(533.2)	–	(533.2)
Gross charge-offs	(52.7)	(11.7)	(8.6)	(67.8)	(140.8)	(1.0)	(141.8)
Collections and other	(2,460.5)	(375.8)	(117.5)	(2,121.7)	(5,075.5)	(574.8)	(5,650.3)
Balance at December 31, 2012	8,256.6	14,200.4	2,305.3	5,447.4	30,209.7	3,696.0	33,905.7
New business volume	4,633.3	2,937.5	–	2,965.1	10,535.9	–	10,535.9
Portfolio purchases	720.4	–	–	154.3	874.7	–	874.7
Loan and portfolio sales	(224.7)	(69.3)	–	(559.6)	(853.6)	(12.0)	(865.6)
Equipment sales	(128.9)	(837.6)	–	(252.6)	(1,219.1)	–	(1,219.1)
Depreciation	(10.3)	(459.4)	–	(103.8)	(573.5)	–	(573.5)
Gross charge-offs	(44.8)	(4.5)	(4.4)	(84.9)	(138.6)	–	(138.6)
Collections and other	(3,242.9)	(662.0)	(38.5)	(2,224.1)	(6,167.5)	(309.5)	(6,477.0)
Balance at December 31, 2013	$9,958.7	$15,105.1	$2,262.4	$5,341.8	$32,668.0	$3,374.5	$36,042.5

New business volume in 2013 increased 10% from 2012 and 35% from 2011, reflecting solid demand across the commercial segments. Corporate Finance maintained its strong performance from 2012 and continued to expand in newer initiatives such as real estate lending. Transportation Finance new business volume primarily reflects scheduled aircraft and railcar deliveries, and 2013 also reflects maritime finance lending. Vendor Finance was essentially flat with 2012, reflecting lower new business volume due to the sale of the Dell portfolio and international platform rationalization.

Portfolio purchases mainly consisted of a commercial loan portfolio purchased by the Bank and reflected in Corporate Finance and a portfolio in Vendor Finance.

Loan and portfolio sales had been trending down in 2012 and 2011 in the commercial segments, as we had been very active optimizing the balance sheet and selling non-strategic assets. The increase in 2013 reflected sales of sub-scale platforms associated with our international platform rationalization efforts and approximately $470 million of Dell Europe receivables in Vendor Finance. During 2011 and 2012, we sold student loans, which are in Consumer.

Equipment sales in Transportation Finance consisted of aerospace and rail assets in conjunction with its portfolio management activities. Vendor Finance sales included Dell Europe assets in 2013 and 2012 and Dell Canada assets in 2011.

Portfolio activities are discussed in the respective segment descriptions in “Results by Business Segment”.

CIT ANNUAL REPORT 2013    63

CONCENTRATIONS

Ten Largest Accounts

Our ten largest financing and leasing asset accounts in the aggregate represented 8.9% of our total financing and leasing assets at December 31, 2013 (the largest account was less than 2.0%). Excluding student loans, the top ten accounts in aggregate represented 9.8% of total owned assets (the largest account totaled 1.9%). The largest accounts represent Transportation Finance (airlines and rail) assets.

The ten largest financing and leasing asset accounts were 8.7% (9.8% excluding student loans) at December 31, 2012 and 8.5% (10.5% excluding student loans) at December 31, 2011.

Geographic Concentrations

The following table represents the financing and leasing assets by obligor geography:

Financing and Leasing Assets by Obligor – Geographic Region (dollars in millions)

	December 31, 2013		December 31, 2012		December 31, 2011
Northeast	$6,741.6	18.7%	$5,387.7	15.9%	$5,157.7	15.1%
Midwest	4,606.7	12.8%	4,898.3	14.4%	5,421.7	15.8%
West	3,943.5	10.9%	3,862.7	11.4%	4,597.8	13.4%
Southwest	3,920.2	10.9%	3,432.7	10.1%	3,831.1	11.2%
Southeast	3,379.5	9.4%	3,362.2	9.9%	2,837.8	8.3%
Total U.S.	22,591.5	62.7%	20,943.6	61.7%	21,846.1	63.8%
Asia / Pacific	4,019.7	11.1%	3,721.6	11.0%	3,341.2	9.8%
Europe	3,698.8	10.3%	3,372.8	10.0%	2,996.0	8.7%
Canada	2,289.2	6.4%	2,257.6	6.7%	2,599.6	7.6%
Latin America	1,744.5	4.8%	2,035.5	6.0%	1,764.5	5.1%
All other countries	1,698.8	4.7%	1,574.6	4.6%	1,697.2	5.0%
Total	$36,042.5	100.0%	$33,905.7	100.0%	$34,244.6	100.0%

The following table summarizes both state concentrations greater than 5.0% and international country concentrations in excess of 1.0% of our financing and leasing assets:

Financing and Leasing Assets by Obligor – State and Country (dollars in millions)

	December 31, 2013		December 31, 2012		December 31, 2011
State
Texas	$3,232.0	9.0%	$2,694.3	7.9%	$2,108.5	6.2%
New York	2,570.5	7.1%	2,111.5	6.2%	1,924.4	5.6%
California	1,949.0	5.4%	1,941.3	5.7%	2,266.0	6.6%
All other states	14,840.0	41.2%	14,196.5	41.9%	15,547.2	45.4%
Total U.S.	$22,591.5	62.7%	$20,943.6	61.7%	$21,846.1	63.8%
Country
Canada	$2,289.2	6.4%	$2,257.6	6.7%	$2,599.6	7.6%
England	1,171.6	3.2%	946.5	2.8%	757.6	2.2%
Australia	975.2	2.7%	1,042.7	3.1%	1,014.6	3.0%
China	969.1	2.7%	1,112.1	3.3%	959.2	2.8%
Mexico	821.0	2.3%	940.6	2.8%	856.9	2.5%
Brazil	710.2	2.0%	685.6	2.0%	574.6	1.7%
Korea	460.1	1.3%	377.2	1.1%	290.5	0.8%
Spain	451.0	1.2%	459.0	1.3%	446.1	1.3%
Russia	355.9	1.0%	322.9	1.0%	94.9	0.3%
Taiwan	343.4	1.0%	5.2	–	6.2	–
All other countries	4,904.3	13.5%	4,812.7	14.2%	4,798.3	14.0%
Total International	$13,451.0	37.3%	$12,962.1	38.3%	$12,398.5	36.2%

Item 7:  Management’s Discussion and Analysis

64    CIT ANNUAL REPORT 2013

Cross-Border Transactions

Cross-border transactions reflect monetary claims on borrowers domiciled in foreign countries and primarily include cash deposited with foreign banks and receivables from residents of a foreign country, reduced by amounts funded in the same currency and recorded in the same jurisdiction. The following table includes all countries that we have cross-border claims of 0.75% or greater of total consolidated assets at December 31, 2013:

Cross-border Outstandings as of December 31 (dollars in millions)

	2013						2012		2011
Country	Banks(**)	Government	Other	Net Local Country Claims	Total Exposure	Exposure as a Percentage of Total Assets	Total Exposure	Exposure as a Percentage of Total Assets	Total Exposure	Exposure as a Percentage of Total Assets
Canada	$79	$–	$203	$1,502	$1,784	3.78%	$1,285.0	2.92%	$2,079	4.59%
United Kingdom	410	1	128	778	1,317	2.79%	449.0	1.02%	(*)	–
China	–	–	97	784	881	1.87%	335.0	0.76%	360	0.80%
France	2	2	558	24	586	1.24%	566.0	1.29%	443	0.98%
Germany	134	191	98	19	442	0.94%	(*)	–	570	1.26%
Mexico	–	–	31	375	406	0.86%	(*)	–	(*)	–
Netherlands	–	–	–	–	(*)	–	364.0	0.83%	(*)	–

(*)	Cross-border outstandings were less than 0.75% of total consolidated assets

(**)	Claims from Bank counterparts include claims outstanding from derivative products.

Industry Concentrations

The following table represents financing and leasing assets by industry of obligor:

Financing and Leasing Assets by Obligor – Industry (dollars in millions)

	December 31, 2013		December 31, 2012		December 31, 2011
Commercial airlines (including regional airlines)(1)	$8,972.4	24.9%	$9,039.2	26.7%	$8,844.7	25.8%
Manufacturing(2)	5,542.1	15.4%	5,107.6	15.1%	4,420.7	12.9%
Student lending(3)	3,374.5	9.4%	3,697.5	10.9%	6,331.7	18.5%
Service industries	3,144.3	8.7%	3,057.1	9.0%	2,804.9	8.2%
Retail(4)	3,063.1	8.5%	3,010.7	8.9%	3,252.7	9.5%
Transportation(5)	2,404.2	6.7%	2,277.9	6.7%	2,117.8	6.2%
Healthcare	1,393.1	3.9%	1,466.7	4.3%	1,699.4	5.0%
Real Estate	1,351.4	3.7%	694.5	2.1%	23.0	–
Energy and utilities	1,256.7	3.5%	992.8	2.9%	779.3	2.3%
Oil and gas extraction / services	1,018.7	2.8%	718.7	2.1%	444.4	1.3%
Finance and insurance	760.1	2.1%	697.3	2.1%	728.2	2.1%
Other (no industry greater than 2%)	3,761.9	10.4%	3,145.7	9.2%	2,797.9	8.2%
Total	$36,042.5	100.0%	$33,905.7	100.0%	$34,244.7	100.0%

(1)	Includes the Commercial Aerospace Portfolio and additional financing and leasing assets that are not commercial aircraft.

(2)	At December 31, 2013, includes petroleum and coal, including refining (2.8%),manufacturers of chemicals, including pharmaceuticals (2.7%), and food (1.8%).

(3)	See Student Lending section for further information.

(4)	At December 31, 2013, includes retailers of apparel (3.3%) and general merchandise (1.9%).

(5)	At December 31, 2013, includes rail (3.7%), trucking and shipping (1.4%) and maritime (1.1%).

CIT ANNUAL REPORT 2013    65

Operating Lease Equipment

The following table represents the operating lease equipment by segment:

Operating Lease Equipment by Segment (dollars in millions)

	At December 31,
	2013	2012	2011
Transportation Finance – Aerospace(1)	$8,267.9	$8,112.9	$8,242.8
Transportation Finance – Rail and Other	4,503.9	4,060.7	3,511.4
Vendor Finance	184.5	214.2	217.2
Corporate Finance	79.1	23.9	35.0
Total	$13,035.4	$12,411.7	$12,006.4

(1)	Aerospace includes commercial, regional and corporate aircraft and equipment.

As detailed in the following tables, at December 31, 2013, Transportation Finance had 270 commercial aircraft, and approximately 105,000 railcars and approximately 350 locomotives on operating lease. We also have commitments to purchase aircraft and railcars, as disclosed in Item 8. Financial Statements and Supplementary Data, Note 19 — Commitments.

Aircraft Type	Owned Fleet	Order Book
Airbus A319/320/321	134	60
Airbus A330	32	9
Airbus A350	–	15
Boeing 737	73	48
Boeing 757	8	–
Boeing 767	6	–
Boeing 787	–	10
Embraer 175	4	–
Embraer 190/195	11	5
Other	2	–
Total	270	147

Railcar Type	Owned Fleet	Order Book
Covered Hoppers	42,753	27
Tank Cars	21,513	7,487
Coal	12,507	–
Mill/Coil Gondolas	12,298	–
Boxcars	8,613	–
Flatcars	4,807	–
Locomotives	348	–
Other	2,710	–
Total	105,549	7,514

On January 31, 2014, CIT acquired Nacco, an independent full service railcar lessor in Europe, including more than 9,500 railcars, consisting of tank cars, flat cars, gondolas and hopper cars.

Commercial Aerospace

The following tables present detail on our commercial and regional aerospace portfolio concentrations, which we call our Commercial Aerospace portfolio. The net investment in regional aerospace financing and leasing assets were $52.1 million, $79.8 million and $85.0 million at December 31, 2013 and 2012 and 2011, respectively; and were substantially comprised of loans and capital leases.

The information presented below by region, manufacturer, and body type, is based on our operating lease aircraft portfolio which comprises 94% of our total commercial aerospace portfolio and substantially all of our owned fleet of leased aircraft at December 31, 2013.

Item 7:  Management’s Discussion and Analysis

66    CIT ANNUAL REPORT 2013

Commercial Aerospace Portfolio (dollars in millions)

	December 31, 2013		December 31, 2012		December 31, 2011
	Net Investment	Number	Net Investment	Number	Net Investment	Number
By Product:
Operating lease(1)	$8,379.3	270	$8,238.8	268	$8,243.0	265
Loan(2)	505.3	39	666.7	64	394.3	52
Capital lease	31.7	8	40.4	10	61.8	11
Total	$8,916.3	317	$8,945.9	342	$8,699.1	328

Commercial Aerospace Operating Lease Portfolio (dollars in millions)(1)

	December 31, 2013		December 31, 2012		December 31, 2011
	Net Investment	Number	Net Investment	Number	Net Investment	Number
By Region:
Asia / Pacific	$3,065.1	81	$3,071.3	83	$2,986.0	82
Europe	2,408.8	91	2,343.2	86	2,270.6	79
U.S. and Canada	1,276.5	43	1,049.9	38	1,041.9	37
Latin America	940.3	38	1,020.2	42	1,007.1	43
Africa / Middle East	688.6	17	754.2	19	937.4	24
Total	$8,379.3	270	$8,238.8	268	$8,243.0	265
By Manufacturer:
Airbus	$5,899.1	167	$5,602.6	162	$5,566.4	158
Boeing	2,038.7	87	2,301.0	94	2,515.2	102
Embraer	441.5	16	324.8	12	147.4	5
Other	–	–	10.4	–	14.0	–
Total	$8,379.3	270	$8,238.8	268	$8,243.0	265
By Body Type(3):
Narrow body	$6,080.6	230	$5,966.6	227	$5,868.3	225
Intermediate	2,297.3	39	2,222.6	39	2,312.5	39
Wide body	–	–	37.5	1	48.4	1
Regional and other	1.4	1	12.1	1	13.8	–
Total	$8,379.3	270	$8,238.8	268	$8,243.0	265
Number of customers		98		97		97
Weighted average age of fleet (years)		5		5		5

(1)	Includes operating lease equipment held for sale.

(2)	Plane count excludes aircraft in which our net investment consists of syndicated financings against multiple aircraft. The net investment associated with such financings was $45 million at December 31, 2013, $50.2 million at December 31, 2012, and none at December 31, 2011.

(3)	Narrow body are single aisle design and consist primarily of Boeing 737 and 757 series, Airbus A320 series, and Embraer E170 and E190 aircraft. Intermediate body are smaller twin aisle design and consist primarily of Boeing 767 series and Airbus A330 series aircraft. Wide body are large twin aisle design, such as Boeing 747 and 777 series aircraft. Regional and Other includes aircraft and related equipment, such as engines.

Our top five commercial aerospace outstanding exposures totaled $1,891.1 million at December 31, 2013. The largest individual outstanding exposure totaled $632.1 at December 31, 2013. The largest individual outstanding exposure to a U.S. carrier totaled $348.6 million at December 31, 2013. See Note 19 — Commitments for additional information regarding commitments to purchase additional aircraft.

Student Lending Receivables

Consumer includes our liquidating student loan portfolio in assets held for sale at December 31, 2013. During 2012 and 2011, we sold $2.1 billion and $1.3 billion, respectively. The remaining decrease reflects collections and FSA accretion. See Note 8 — Long-Term Borrowings for description of related financings.

CIT ANNUAL REPORT 2013    67

Student Lending Receivables by Product Type (dollars in millions)

	At December 31,
	2013	2012	2011
Consolidation loans	$3,362.4	$3,676.9	$5,315.7
Other U.S. Government guaranteed loans	12.1	19.1	1,014.2
Private (non-guaranteed) loans and other	–	1.5	1.8
Total	$3,374.5	$3,697.5	$6,331.7
Delinquencies (sixty days or more)	$297.8	$318.0	$513.5
Top state concentrations (%)	34%	34%	36%
Top state concentrations	California, New York, Texas, Pennsylvania, Florida		California, New York, Texas, Ohio, Pennsylvania

RISK MANAGEMENT

CIT is subject to a variety of risks that may arise through the Company’s business activities, including the following principal forms of risk:

-	Credit risk, which is the risk of loss (including the incurrence of additional expenses) when a borrower does not meet its financial obligations to the Company. Credit risk may arise from lending, leasing, and/or counterparty activities.

-	Asset risk, which is the equipment valuation and residual risk of lease equipment owned by the Company that arises from fluctuations in the supply and demand for the underlying leased equipment. The Company is exposed to the risk that, at the end of the lease term, the value of the asset will be lower than expected, resulting in either reduced future lease income over the remaining life of the asset or a lower sale value.

-	Market risk, which includes interest rate and foreign currency risk. Interest rate risk refers to the impact that fluctuations in interest rates will have on the Company’s net finance revenue and on the market value of the Company’s assets, liabilities and derivatives. Foreign exchange risk refers to the economic impact that fluctuations in exchange rates between currencies will have on the Company’s non-dollar denominated assets and liabilities.

-	Liquidity risk, which is the risk that the Company has an inability to maintain adequate cash resources and funding capacity to meet its obligations, including under liquidity stress scenarios.

-	Legal, regulatory and compliance risk, which is the risk that the Company is not in compliance with applicable laws and regulations, which may result in fines, regulatory criticism or business restrictions, or damage to the Company’s reputation.

-	Operational risk, which is the risk of financial loss, damage to the Company’s reputation, or other adverse impacts resulting from inadequate or failed internal processes and systems, people or external events.

In order to effectively manage risk, the Company has established a governance and oversight structure that includes defining the Company’s risk appetite, setting limits, underwriting standards and target performance metrics that are aligned with the risk appetite, and establishing credit approval authorities. The Company ensures effective risk governance and oversight through the establishment and enforcement of policies and procedures, risk governance committees, management information systems, models and analytics, staffing and training to ensure appropriate expertise, and the identification, monitoring and reporting of risks so that they are proactively managed.

GOVERNANCE AND SUPERVISION

CIT has established a risk appetite framework to facilitate the identification and management of the Company’s various risks. The risk appetite framework begins with a risk appetite statement approved by the Board of Directors (the “Board”). The risk appetite statement qualitatively and quantitatively defines CIT’s risk appetite and serves as a basis for more detailed risk tolerance limits established by the Risk Management Committee (“RMC”) of the Board and applicable management-level committees.

In addition to the risk appetite statement and risk tolerance limits, a third key component of the CIT risk appetite framework is a governance and oversight structure to effectively monitor, manage and mitigate the risks faced by CIT. The governance and oversight structure includes established approval and reporting lines for the risk appetite statement and risk tolerance limits, as well as various risk management tools (e.g. underwriting standards, credit authorities, key risk indicators, etc.). Various management-level governance committees have been organized to ensure appropriate approval, monitoring and reporting of various risks. These committees derive authority from the Board through the RMC.

The RMC oversees the major risks inherent to CIT’s business activities and the control processes with respect to such risks. The Chief Risk Officer (“CRO”) supervises CIT’s risk management functions through the Risk Management Group (“RMG”) and reports regularly to the RMC on the status of CIT’s risk management program. Within the RMG, officers with reporting lines to the CRO supervise and manage groups and departments with specific risk management responsibilities.

Item 7:  Management’s Discussion and Analysis

68    CIT ANNUAL REPORT 2013

The Credit Risk Management (“CRM”) group manages and approves all credit risk throughout CIT. This group is managed by the Chief Credit Officer (“CCO”), and includes the heads of credit for each business, the head of Problem Loan Management, Credit Control and Credit Administration. The CCO chairs several key governance committees, including the Corporate Credit Committee (“CCC”), Corporate Credit Governance Committee, Credit Policy Committee and Criticized Asset Committee.

The Enterprise Risk Management (“ERM”) group is responsible for oversight of asset risk, market risk, liquidity risk and operational risk. ERM works in conjunction with our Treasury Department and Asset Liability Committee (“ALCO”) in the management of market and liquidity risks. ERM is also responsible for risk management processes relating to risk model development and monitoring, credit analytics and risk data and reporting. An independent model validation group reports directly to the CRO.

Loan Risk Review (“LRR”) is an independent oversight function which is responsible for performing internal credit related asset reviews for the organization as well as the ongoing monitoring, testing, and measurement of credit quality and credit process risk in enterprise-wide lending and leasing activities. LRR reports to the RMC of the Board and administratively into the CRO.

The Compliance function reports to the Audit Committee of the Board and administratively into the CRO. Regulatory Relations reports to Internal Audit Services (“IAS”) and the Chief Audit Executive. The Audit Committee and the Regulatory Compliance Committee (formerly the Special Compliance Committee) of the Board oversee financial, legal, compliance, regulatory and audit risk management practices.

CIT’s governance framework includes a suite of risk monitoring tools. These tools provide a comprehensive assessment of CIT’s risks, enabling Senior Management and the Board to continually evaluate the Company’s risk profile and act to mitigate risk when warranted.

CREDIT RISK

Lending Risk

The extension of credit through our lending and leasing activities is the fundamental purpose of our businesses. As such, CIT’s credit risk management process is centralized in the RMG, reporting into the CRO through the CCO. This group establishes the Company’s underwriting standards, approves all extensions of credit, and is responsible for portfolio management, including credit grading and problem loan management. RMG reviews and monitors credit exposures to identify, as early as possible, customers that are experiencing declining creditworthiness or financial difficulty. The CCO evaluates reserves through our Allowance for Loan and Lease Losses (“ALLL”) process for performing loans and non-accrual loans, as well as establishing nonspecific reserves to cover losses inherent in the portfolio. CIT’s portfolio is managed by setting limits and target performance metrics, and monitoring risk concentrations by borrower, industry, geography and equipment type. We set or modify Risk Acceptance Criteria (underwriting standards) as conditions warrant, based on borrower risk, collateral, industry risk, portfolio size and concentrations, credit concentrations and risk of substantial credit loss. We evaluate our collateral and test for asset impairment based upon collateral value and projected cash flows and relevant market data with any impairment in value charged to earnings.

Using our underwriting policies, procedures and practices, combined with credit judgment and quantitative tools, we evaluate financing and leasing assets for credit and collateral risk during the credit decisioning process and after the advancement of funds. We set forth our underwriting parameters based on: (1) Target Market Definitions, which delineate risk by market, industry, geography and product, (2) Risk Acceptance Criteria, which detail acceptable structures, credit profiles and risk-adjusted returns, and (3) through our Corporate Credit Policies. We capture and analyze credit risk based on probability of obligor default (“PD”) and loss given default (“LGD”). PD is determined by evaluating borrower creditworthiness, including analyzing credit history, financial condition, cash flow adequacy, financial performance and management quality. LGD ratings, which estimate loss if an account goes into default, are predicated on transaction structure, collateral valuation and related guarantees (including recourse to manufacturers, dealers or governments).

We have executed derivative transactions with our customers in order to help them mitigate their interest rate and currency risks. We typically enter into offsetting derivative transactions with third parties in order to neutralize CIT’s exposure to these customer related derivative transactions. The counterparty credit exposure related to these transactions is monitored and evaluated as part of our credit risk management process.

Commercial Lending and Leasing. Commercial credit management begins with the initial evaluation of credit risk and underlying collateral at the time of origination and continues over the life of the finance receivable or operating lease, including normal collection, recovery of past due balances and liquidating underlying collateral.

Credit personnel review potential borrowers’ financial condition, results of operations, management, industry, business model, customer base, operations, collateral and other data, such as third party credit reports and appraisals, to evaluate the potential customer’s borrowing and repayment ability. Transactions are graded by PD and LGD, as described above. Credit facilities are subject to our overall credit approval process and underwriting guidelines and are issued commensurate with the credit evaluation performed on each prospective borrower, as well as portfolio concentrations. Credit personnel continue to review the PD and LGD periodically. Decisions on continued creditworthiness or impairment of borrowers are determined through these periodic reviews.

Small-Ticket Lending and Leasing. For small-ticket lending and leasing transactions, we employ automated credit scoring models for origination (scorecards) and for re-grading (auto re-grade algorithms). These are supplemented by business rules and expert judgment. The models evaluate, among other things, financial performance metrics, length of time in business, industry category and geography, and are used to assess a potential borrower’s credit standing and repayment ability, including the value of collateral. We utilize external credit bureau scoring, when available, and behavioral models, as well as judgment in the credit adjudication, evaluation and collection processes.

CIT ANNUAL REPORT 2013    69

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

Counterparty Risk

We enter into interest rate and currency swaps and foreign exchange forward contracts as part of our overall risk management practices. We establish limits and evaluate and manage the counterparty risk associated with these derivative instruments through our RMG.

The primary risk of derivative instruments is counterparty credit exposure, which is defined as the ability of a counterparty to perform financial obligations under the derivative contract. We control credit risk of derivative agreements through counterparty credit approvals, pre-established exposure limits and monitoring procedures.

The CCC, in conjunction with ERM, approves each counterparty and establishes exposure limits based on credit analysis of each counterparty. Derivative agreements entered into for our own risk management purposes are generally entered into with major financial institutions rated investment grade by nationally recognized rating agencies.

We also monitor and manage counterparty credit risk related to our cash and short-term investment portfolio.

ASSET RISK

Asset risk in our leasing business is evaluated and managed in the business units and overseen by RMG. Our business process consists of: (1) setting residual values at transaction inception, (2) systematic residual value reviews, and (3) monitoring actual levels of residual realizations. Residual realizations, by business and product, are reviewed as part of our quarterly financial and asset quality review. Reviews for impairment are performed at least annually.

The RMG teams closely follow the air and rail markets; monitoring traffic flows, measuring supply and demand trends, and evaluating the impact of new technology or regulatory requirements on supply and demand for different types of equipment. Demand for both passenger and freight equipment is highly correlated with GDP growth trends for the markets the equipment serves as well as the more immediate conditions of those markets. Due to the moveable nature of commercial air equipment, air markets are global, while for CIT, the rail market is primarily centered in North America. So cyclicality in the economy and shifts in travel and trade flows from specific events (e.g., natural disasters, conflicts, political upheaval, disease, terrorism) represent risks to the earnings that are realized by these businesses. CIT mitigates these risks by maintaining young fleets of assets with wide operator bases so that our assets can maintain attractive lease and utilization rates.

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

The table below summarizes the results of simulation modeling produced by our asset/liability management system. The results reflect the percentage change in the EVE and NII Sensitivity over the next twelve months assuming an immediate 100 basis point parallel increase or decrease in interest rates. This year’s NII Sensitivity metrics reflect an increased level of net interest income consistent with reported results.

	December 31, 2013		December 31, 2012
	+100 bps	–100 bps	+100 bps	–100 bps
NII Sensitivity	6.1%	(0.9)%	7.6%	(1.9)%
EVE	1.8%	(2.0)%	1.8%	(1.4)%

Item 7:  Management’s Discussion and Analysis

70    CIT ANNUAL REPORT 2013

Our portfolio is in a slight asset-sensitive position, mostly to moves in LIBOR, whereby our assets will reprice faster than our liabilities. This is primarily driven by our commercial floating rate loan portfolio and short-term cash and investment position. As a result, our current portfolio is more sensitive to moves in short-term interest rates in the near term, and therefore our net finance margin may increase if short-term interest rates rise, or decrease if short-term interest rates decline. Furthermore, the duration, or price sensitivity, of our liabilities is greater than that of our assets causing EVE to increase under increasing rates and decrease under decreasing rates. The methodology with which the operating lease assets are assessed in the table above reflects the existing contractual rental cash flows and the expected residual value at the end of the existing contract term. The simulation modeling for both NII Sensitivity and EVE assumes we take no action in response to the changes in interest rates.

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

LIQUIDITY RISK

Our liquidity risk management and monitoring process is designed to ensure the availability of adequate cash resources and funding capacity to meet our obligations. Our overall liquidity management strategy is intended to ensure ample liquidity to meet expected and contingent funding needs under both normal and stress environments. Consistent with this strategy, we maintain large pools of cash and highly liquid investments. Additional sources of liquidity include the Amended and Restated Revolving Credit and Guaranty Agreement, (the “Revolving Credit Facility”); other committed financing facilities and cash collections generated by portfolio assets originated in the normal course of business.

We utilize a series of measurement tools to assess and monitor the level and adequacy of our liquidity position, liquidity conditions and trends. The primary tool is a cash forecast designed to identify material movements in cash flows. Stress scenarios are applied to measure the resiliency of the liquidity position and to identify stress points requiring remedial action. Also included among our liquidity measurement tools is an early warning system (summarized on a liquidity scorecard) that monitors key macro-environmental and company specific metrics that serve as early warning signals of potential impending liquidity stress events. The scorecard gauges the likelihood of a liquidity stress event by evaluating metrics that reflect: cash liquidity coverage of funding requirements; elevated funding needs; capital and liquidity at risk; funding sources at risk and market indicators. The scorecard contains a short-term liquidity assessment which is derived objectively via a quantitative measurement of each metric’s severity and overall impact on liquidity. Assessments below defined thresholds trigger contingency funding actions, which are detailed in the Company’s Contingency Funding Plan.

Integral to our liquidity management practices is our contingency funding plan, which outlines actions and protocols under liquidity stress conditions, whether they are idiosyncratic or systemic in nature. The objective of the plan is to ensure an adequately sustained level of liquidity under stress conditions.

LEGAL, REGULATORY AND COMPLIANCE RISK

Corporate Compliance is an independent function responsible for maintaining an enterprise-wide compliance risk management program commensurate with the size, scope and complexity of our businesses, operations, and the countries in which we operate. The Compliance function (1) oversees programs and processes to evaluate and monitor compliance with laws and regulations pertaining to our business, (2) tests the adequacy of the compliance control environment in each business, and (3) monitors and promotes compliance with the Company’s ethical standards as set forth in our Code of Business Conduct and compliance policies. The Company, under the leadership of its executive management and the Board of Directors, maintains a strong and prominent compliance culture across the Company.

The Compliance function provides leadership, guidance and oversight to help business units and staff functions identify applicable laws and regulations and implement effective measures to meet the requirements and mitigate the risk of violations of or failures to meet our legal and regulatory obligations.

The global compliance risk management program includes training (in collaboration with a centralized Learning and Development team within Human Resources), testing, monitoring, risk assessment, and other disciplines necessary to effectively manage compliance and regulatory risks. The Company relies on subject matter experts in the areas of privacy, sanctions, anti-money laundering, anti-corruption compliance and other areas typically addressed by BHCs with complex profiles.

Corporate Compliance has implemented comprehensive compliance policies and procedures and employs Business Unit Compliance Officers and Regional Compliance Officers who work

CIT ANNUAL REPORT 2013    71

with each business to advise business staff and leadership in the prudent conduct of business within a regulated environment and within the requirements of law, rule, regulation and the control environment we maintain to minimize the risk of violations or other adverse outcomes. They advise business leadership and staff with respect to the implementation of procedures to operationalize compliance policies and other requirements. Corporate Compliance also provides and monitors adherence to mandatory employee compliance training programs in collaboration with the Learning and Development team.

Corporate Compliance, led by the Chief Compliance Officer, is responsible for setting the overall global compliance framework and standards, using a risk based approach to identify and manage key compliance obligations and risks. The head of each business and staff function is responsible for ensuring compliance within their respective areas of authority. Corporate Compliance, through the Chief Compliance Officer, reports administratively to the CRO and to the Chairperson of the Audit Committee of the Board of Directors.

OPERATIONAL RISK

Operational Risk may result from fraud by employees or persons outside the Company, transaction processing errors, employment practices and workplace safety issues, unintentional or negligent failure to meet professional obligations to clients, business interruption due to system failures, or other external events.

Operational risk is managed within individual business units. The head of each business and functional area is responsible for maintaining an effective system of internal controls to mitigate operational risks. The business segment Chief Operating Officers (“COO”) designate Operational Risk Managers responsible for implementation of the Operational Risk framework programs. The Enterprise Operational Risk function provides oversight in managing operational risk, designs and supports the enterprise-wide Operational Risk framework programs, promotes awareness by providing training to employees and Operational Risk Managers within business units and functional areas. Additionally, Enterprise Operational Risk maintains the Loss Data Collection and Risk Assessment programs. CIT’s IAS monitors and tests the overall effectiveness of internal control and operational systems on an ongoing basis and reports results to senior management and to the Audit Committee of the Board. Oversight of the operational risk management function is provided by RMG, the RMC, the Enterprise Risk Committee and the Operational and Information Technology Risk Working Group.

FUNDING AND LIQUIDITY

CIT actively manages and monitors its funding and liquidity sources against relevant limits and targets. These sources satisfy funding and other operating obligations, while also providing protection against unforeseen stress events like unanticipated funding obligations, such as customer line draws, or disruptions to capital markets or other funding sources. In addition to its unrestricted cash, short-term investments and portfolio cash inflows, liquidity sources include:

-	a $2 billion multi-year committed revolving credit facility, of which $1.9 billion was available at December 31, 2013 (see below for 2014 amendment of this facility to reduce the total commitment amount); and

-	committed securitization facilities and secured bank lines aggregating $4.7 billion, of which $2.1 billion was available at December 31, 2013, provided that eligible assets are available that can be funded through these facilities.

Asset liquidity is further enhanced by our ability to sell or syndicate portfolio assets in secondary markets, which also enables us to manage credit exposure, and to pledge assets to access secured borrowing facilities through the Federal Home Loan Banks (“FHLB”) and FRB.

Cash and short-term investment securities totaled $7.6 billion at December 31, 2013 ($6.1 billion of cash and $1.5 billion of short-term investments), essentially unchanged from $7.6 billion at December 31, 2012 and down from $8.4 billion at December 31, 2011. Cash and short-term investment securities at December 31, 2013 consisted of $3.4 billion related to the bank holding company and $2.5 billion at the Bank with the remainder comprised of cash at operating subsidiaries and in restricted balances.

Included in short-term investment securities are U.S. Treasury bills, Government Agency bonds, and other highly-rated securities, which were classified as AFS and had maturity dates of approximately 90 days or less as of the investment date. We also have approximately $0.7 billion of securities that are classified as HTM, and although their maturity is less than 90 days, they are not included in the above short-term investment securities. This investment matures prior to the $1.3 billion of series debt that matures on April 1, 2014. We anticipate continued investment of our cash in various types of liquid, high-grade investments.

As a result of our continued funding and liability management initiatives, we reduced the weighted average coupon rates on outstanding deposits and long-term borrowings to 3.07% at December 31, 2013 from 3.18% and 4.69% at December 31, 2012 and December 31, 2011, respectively. We also continued to make progress towards achieving our long term targeted funding mix as detailed in the following table:

Target Funding Mix at December 31 (dollars in millions)

	Target	2013	2012	2011
Deposits	35%–45%	36%	31%	19%
Secured	25%–35%	27%	32%	81%
Unsecured	25%–35%	37%	37%	–

Item 7:  Management’s Discussion and Analysis

72    CIT ANNUAL REPORT 2013

Deposits

We continued to grow our deposits during 2013 to fund our bank lending and leasing activities. Deposits totaled $12.5 billion at December 31, 2013, up from $9.7 billion at December 31, 2012 and $6.2 billion at December 31, 2011. The weighted average interest rate on deposits was 1.65% at December 31, 2013, down from 1.75% at December 31, 2012 and 2.68% at December 31, 2011.

The following table details our deposits by type:

Deposits at December 31 (dollars in millions)

	2013	2012	2011
Online deposits	$6,117.5	$4,643.4	$341.1
Brokered CDs / sweeps	5,365.4	4,251.6	5,377.4
Other(1)	1,043.6	789.5	475.2
Total	$12,526.5	$9,684.5	$6,193.7

(1)	Other primarily includes a deposit sweep arrangement related to Healthcare Savings Accounts and deposits at our Brazil bank.

Long-term Borrowings – Unsecured

Revolving Credit Facility

The Revolving Credit Facility was amended in January 2014 to reduce the total commitment amount from $2.0 billion to $1.5 billion and to extend the maturity date of the commitments to January 27, 2017. The total commitment amount now consists of a $1.15 billion revolving loan tranche and a $350 million revolving loan tranche that can also be utilized for issuance of letters of credit. The applicable margin charged under the facility was unchanged; 2.50% for LIBOR loans and 1.50% for Base Rate loans. Further improvement in CIT’s long-term senior unsecured, non-credit enhanced debt ratings to either BB by S&P or Ba2 by Moody’s would result in a reduction in the applicable margin to 2.25% for LIBOR based loans and to 1.25% for Base Rate loans.

On the closing date, no amounts were drawn under the Revolving Credit Facility. However, there was approximately $0.1 billion utilized for the issuance of letters of credit. Any amounts drawn under the facility will be used for general corporate purposes.

The Revolving Credit Facility is unsecured and is guaranteed by eight of the Company’s domestic operating subsidiaries. The facility was amended to modify the covenant requiring a minimum guarantor asset coverage ratio and the criteria for calculating the ratio. The amended covenant requires a minimum guarantor asset coverage ratio ranging from 1.25:1.0 to 1.5:1.0 depending on the Company’s long-term senior unsecured, non-credit enhanced debt rating. As at the Closing Date, the applicable minimum guarantor asset coverage ratio was 1.5:1.0.

Senior Unsecured Notes and Series C Unsecured Notes

At December 31, 2013, we had outstanding $12.5 billion of unsecured notes, compared to $11.8 billion at December 31, 2012. On August 1, 2013, CIT issued $750 million aggregate principal amount of senior unsecured notes due 2023 (the “Notes”) that bear interest at a per annum rate of 5.00%. The Notes were priced at 99.031% of the principal amount to yield 5.125% per annum. In 2012, CIT raised nearly $10 billion of term unsecured debt with an average maturity of approximately 6 years and a weighted average coupon of approximately 5%. During 2012, CIT eliminated or refinanced $15.2 billion of high cost debt ($8.8 billion of 7% Series C Notes and $6.5 billion of 7% Series A Notes).

See Note 28 — Subsequent Events related to an issuance on February 19, 2014 of $1 billion of senior unsecured notes and Note 8 — Long-term Borrowings for further detail.

InterNotes Retail Note Program

During 2013, we redeemed at par the remaining $61 million of callable senior unsecured notes issued under CIT’s InterNotes retail note program (“InterNotes”) that resulted in the acceleration of $26 million of FSA interest expense. The weighted average coupon on the InterNotes was approximately 6.1%.

Long-term Borrowings – Secured

Secured borrowings totaled $9.2 billion at December 31, 2013, compared to $10.1 billion at December 31, 2012.

During the 2013 fourth quarter, CIT Bank closed a $750 million equipment lease securitization that had a weighted average coupon of 1.02% and is secured by a pool of U.S. Vendor Finance equipment receivables. We renewed a $500 million committed secured facility during the third quarter and extended the revolving period by one year to September 2015. During the second quarter CIT renewed a committed multi-year $1 billion U.S. Vendor Finance conduit facility at CIT Bank and renewed and upsized a committed multi-year U.K. conduit facility to GBP 125 million, both at more attractive terms. In March 2013, CIT closed a CAD 250 million committed multi-year conduit facility that allows the Canadian Vendor Finance business to fund both existing assets and new originations at attractive terms.

As part of our liquidity management strategy, we may pledge assets to secure financing transactions (which include securitizations), borrowings from the FHLB and for other purposes as required or permitted by law. Our secured financing transactions do not meet accounting requirements for sale treatment and are recorded as secured borrowings, with the assets remaining on-balance sheet for GAAP. The debt associated with these transactions is collateralized by receivables, leases and/or equipment. Certain related cash balances are restricted.

The Bank is a member of the FHLB of Seattle and may borrow under lines of credit with FHLB Seattle that are secured by a blanket lien on the Bank’s assets and collateral pledged to FHLB Seattle. At December 31, 2013, no collateral was pledged and no advances were outstanding with FHLB Seattle. A subsidiary of the

CIT ANNUAL REPORT 2013    73

Bank is a member of FHLB Des Moines and may borrow under lines of credit with FHLB Des Moines that are secured by a blanket lien on the subsidiary’s assets and collateral pledged to FHLB Des Moines. At December 31, 2013, $46 million of collateral was pledged and $35 million of advances were outstanding with FHLB Des Moines.

See Note 8 — Long-Term Borrowings for a table displaying our secured financings and pledged assets.

GSI Facilities

Two financing facilities between two wholly-owned subsidiaries of CIT and Goldman Sachs International (“GSI”) are structured as total return swaps (“TRS”), under which amounts available for advances are accounted for as derivatives. Pursuant to applicable accounting guidance, only the unutilized portion of the TRS is accounted for as a derivative and recorded at its estimated fair value.The size of the CIT Financial Ltd. (“CFL”) facility is $1.5 billion and the CIT TRS Funding B.V. (“BV”) facility is $625 million.

At December 31, 2013, a total of $3,029 million of assets and secured debt totaling $1,845 million issued to investors was outstanding under the GSI Facilities. After adjustment to the amount of actual qualifying borrowing base under terms of the GSI Facilities, this secured debt provided for usage of $1,640 million of the maximum notional amount of the GSI Facilities. The remaining $485 million of the maximum notional amount represents the unused portion of the GSI Facilities and constitutes the notional amount of derivative financial instruments. Unsecured counterparty receivable of $584 million, net of FSA, is owed to CIT from GSI for debt discount, return of collateral posted to GSI and settlements resulting from market value changes to asset-backed securities underlying the structures at December 31, 2013.

The CFL Facility was originally executed on June 6, 2008, and under an October 28, 2009 amendment, the maximum notional amount of the CFL Facility was reduced from $3.0 billion to $2.125 billion. During the first half of 2008, CIT experienced significant constraints on its ability to raise funding through the debt capital markets and access the Company’s historical sources of funding. The CFL Facility provided a swapped rate on qualifying secured funding at a lower cost than available to CIT through other funding sources at the time. The CFL Facility was structured as a TRS to satisfy the specific requirements to obtain this funding commitment from GSI. Pursuant to applicable accounting guidance, only the unutilized portion of the total return swap is accounted for as a derivative and recorded at fair value. Under the terms of the GSI Facilities, CIT raises cash from the issuance of ABS to investors designated by GSI under the total return swap, equivalent to the face amount of the ABS less an adjustment for any OID which equals the market price of the ABS. CIT is also required to deposit a portion of the face amount of the ABS with GSI as additional collateral prior to funding ABS through the GSI Facilities.

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

Valuation of the derivatives related to the GSI Facilities is based on several factors using a discounted cash flow (DCF) methodology, including:

-	CIT’s funding costs for similar financings based on the current market environment;

-	Forecasted usage of the long-dated GSI Facilities through the final maturity date in 2028; and

-	Forecasted amortization, due to principal payments on the underlying ABS, which impacts the amount of the unutilized portion.

Based on the Company’s valuation, we recorded a liability of $10 million and $6 million at December 31, 2013 and 2012, respectively. During 2013 and 2012, we recognized $4 million and $6 million, respectively, as a reduction to other income associated with the change in liability. There was no impact in the year ended December 31, 2011.

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

See Note 9 — Derivative Financial Instruments for further information.

Debt Ratings

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

Item 7:  Management’s Discussion and Analysis

74    CIT ANNUAL REPORT 2013

Our debt ratings at December 31, 2013 as rated by Standard & Poor’s Ratings Services (“S&P”), Moody’s Investors Service (“Moody’s”) and Dominion Bond Rating Service (“DBRS”) are presented in the following table.

Debt Ratings as of December 31, 2013	S&P Ratings Services	Moody’s Investors Service	DBRS
Issuer / Counterparty Credit Rating	BB–	Ba3	BB
Revolving Credit Facility Rating	BB–	Ba3	BBB (Low)
Series C Notes / Senior Unsecured Debt Rating	BB–	Ba3	BB
Outlook	Positive	Stable	Positive

Changes that occurred during 2013 included: (1) on January 8, 2013, Moody’s upgraded our issuer / counterparty credit and Series C/senior unsecured debt rating by one notch to Ba3/Stable from B1/Stable and (2) on February 12, 2013 S&P changed our debt ratings outlook to positive from stable.

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

Tax Implications of Cash in Foreign Subsidiaries

Cash and short term investments held by foreign subsidiaries totaled $1.8 billion, including cash available to the BHC and restricted cash, at December 31, 2013, compared to $1.6 billion at both December 31, 2012 and 2011.

In 2011, Management decided to no longer assert its intent to indefinitely reinvest its foreign earnings with limited exceptions in select jurisdictions. This decision was driven by events during the course of the year that culminated in Management’s conclusion that it may need to repatriate foreign earnings to address certain long-term investment and funding strategies. As of December 31, 2013, Management continues to maintain this position with regard to its assertion.

Contractual Payments and Commitments

The following tables summarize significant contractual payments and contractual commitment expirations at December 31, 2013. Certain amounts in the payments table are not the same as the respective balance sheet totals, because this table is based on contractual amounts and excludes FSA discounts, in order to better reflect projected contractual payments. Likewise, actual cash flows could vary materially from those depicted in the payments table as further explained in the table footnotes.

Payments for the Twelve Months Ended December 31(1) (dollars in millions)

	Total	2014	2015	2016	2017	2018+
Secured borrowings(2)	$9,493.3	$1,339.1	$1,577.4	$1,026.8	$755.1	$4,794.9
Senior unsecured	12,551.4	1,300.0	1,500.0	–	3,000.0	6,751.4
Total Long-term borrowings	22,044.7	2,639.1	3,077.4	1,026.8	3,755.1	11,546.3
Deposits	12,527.3	5,587.8	2,190.0	766.3	1,947.3	2,035.9
Credit balances of factoring clients	1,336.1	1,336.1	–	–	–	–
Lease rental expense	186.6	31.6	29.5	26.8	23.1	75.6
Total contractual payments	$36,094.7	$9,594.6	$5,296.9	$1,819.9	$5,725.5	$13,657.8

(1)	Projected payments of debt interest expense and obligations relating to postretirement programs are excluded.

(2)	Includes non-recourse secured borrowings, which are generally repaid in conjunction with the pledged receivable maturities.

As detailed in the table above, we have $2.8 billion of unsecured debt maturities over the next two years that have an average cost of about 5%. We plan to pay them off in part through cash generating activities at the BHC, including proceeds from sales of assets and platforms, cash on hand and maturing investments.

CIT ANNUAL REPORT 2013    75

Commitment Expiration by Twelve Month Periods Ended December 31 (dollars in millions)

	Total	2014	2015	2016	2017	2018+
Financing commitments	$4,325.8	$799.7	$347.5	$1,114.2	$905.2	$1,159.2
Aerospace manufacturer purchase commitments(1)	8,744.5	729.3	1,042.5	959.5	826.4	5,186.8
Rail and other manufacturer purchase commitments	1,054.0	648.9	405.1	–	–	–
Letters of credit	338.2	72.7	8.9	66.2	68.5	121.9
Deferred purchase agreements	1,771.6	1,771.6	–	–	–	–
Guarantees, acceptances and other recourse obligations	3.9	3.9	–	–	–	–
Liabilities for unrecognized tax obligations(2)	320.1	5.0	315.1	–	–	–
Total contractual commitments	$16,558.1	$4,031.1	$2,119.1	$2,139.9	$1,800.1	$6,467.9

(1)	Aerospace commitments are net of amounts on deposit with manufacturers.

(2)	The balance cannot be estimated past 2015; therefore the remaining balance is reflected in 2015.

Financing commitments increased from $3.3 billion at December 31, 2012 to $4.3 billion at December 31, 2013. This includes commitments that have been extended to and accepted by customers or agents, but on which the criteria for funding have not been completed of $548 million at December 31, 2013 and $325 million at December 31, 2012. Also included are Trade Finance credit line agreements with an amount available, net of amount of receivables assigned to us, of $157 million at December 31, 2013.

At December 31, 2013, substantially all our undrawn financing commitments were senior facilities, with approximately 79% secured by equipment or other assets and the remainder comprised of cash flow or enterprise value facilities. Most of our undrawn and available financing commitments are in Corporate Finance. The top ten undrawn commitments totaled $381 million at December 31, 2013.

The table above includes approximately $0.9 billion of undrawn financing commitments at December 31, 2013 and $0.6 billion at December 31, 2012 that were not in compliance with contractual obligations, and therefore CIT does not have the contractual obligation to lend.

CAPITAL

Capital Management

CIT manages its capital position to ensure capital is adequate to support the risks of its businesses and capital distributions to its shareholders. CIT uses a complement of capital metrics and related thresholds to measure capital adequacy. The Company takes into account the existing regulatory capital framework and the evolution under the Basel III rules. CIT further evaluates capital adequacy through the enterprise stress testing and economic capital (“ECAP”) approaches, which constitute our internal capital adequacy assessment process (“ICAAP”).

CIT regularly monitors regulatory capital ratios, ECAP measures and liquidity metrics under baseline and stress scenario forecasts to support the capital adequacy assessment process. Regulatory capital ratios indicate CIT’s capital adequacy using regulatory definitions of available capital, such as Tier 1 Capital and Total Risk Based Capital, and regulatory measures of portfolio risk such as risk weighted assets. CIT currently reports regulatory capital under the general risk-based capital rules based on the Basel I framework. Beginning in January 2015, CIT expects to report regulatory capital ratios in accordance with the Basel III Final Rule and to determine risk weighted assets under the Standardized Approach.

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

As part of the capital and strategic planning processes, CIT forecasts capital adequacy under baseline and stress scenarios, including the supervisory scenarios provided by the Federal Reserve for consideration in Dodd-Frank Act stress testing. Per the Dodd-Frank Act, both CIT Group and CIT Bank are required to perform annual stress tests as prescribed for institutions with total assets greater than $10 billion but less than $50 billion.

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

Item 7:  Management’s Discussion and Analysis

76    CIT ANNUAL REPORT 2013

Return of Capital

On May 30, 2013, our Board of Directors approved the repurchase of up to $200 million of common stock through December 31, 2013. During 2013, we repurchased over 4 million shares at an average price of $48.27 per share, approximately $193 million. The repurchases were effected via open market purchases and through plans designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended.

On October 21, 2013, the Board of Directors declared a quarterly cash dividend of $0.10 per share on its outstanding common stock. The dividend totaled $20 million and was paid on November 29, 2013 to common shareholders of record on November 15, 2013.

On January 21, 2014, the Board of Directors declared a quarterly cash dividend of $0.10 per share payable on February 28, 2014, and the repurchase of up to $307 million of common stock through December 31, 2014, which included the amount that was not used from the 2013 share repurchase.

Capital Composition and Ratios

The Company is subject to various regulatory capital requirements. CIT’s capital ratios have been consistently above required regulatory ratios and its policy minimums. Capital ratio trends and capital levels reflect growth in underlying assets as well as the FSA impact of accelerated refinancing and repayment of high cost debt. In 2012 and 2011, CIT refinanced or accelerated the repayment of $31 billion of high cost debt. While these actions economically benefited the Company, they resulted in the acceleration of FSA debt discount, thus increasing interest expense and contributed to the net loss.

In the event that management reverses any of our NOL valuation allowance, the benefit to GAAP earnings will be much more noticeable than the impact on our regulatory capital ratios. While total stockholders’ equity in the following table would increase, there would also be an increase in amount of disallowed deferred taxes in the Other Tier 1 components, which would offset most of the benefit.

Tier 1 Capital and Total Capital Components (dollars in millions)

	December 31,
Tier 1 Capital	2013	2012	2011
Total stockholders’ equity	$8,838.8	$8,334.8	$8,883.6
Effect of certain items in accumulated other comprehensive loss excluded from Tier 1 Capital	24.2	41.1	54.3
Adjusted total equity	8,863.0	8,375.9	8,937.9
Less: Goodwill	(338.3)	(345.9)	(353.2)
Disallowed intangible assets	(20.3)	(32.7)	(63.6)
Investment in certain subsidiaries	(32.3)	(34.4)	(36.6)
Other Tier 1 components(1)	(32.6)	(68.0)	(58.6)
Tier 1 Capital	8,439.5	7,894.9	8,425.9
Tier 2 Capital
Qualifying reserve for credit losses and other reserves(2)	383.9	402.6	429.9
Less: Investment in certain subsidiaries	(32.3)	(34.4)	(36.6)
Other Tier 2 components(3)	0.1	0.5	–
Total qualifying capital	$8,791.2	$8,263.6	$8,819.2
Risk-weighted assets	$50,571.2	$48,616.9	$44,824.1
BHC Ratios
Tier 1 Capital Ratio	16.7%	16.2%	18.8%
Total Capital Ratio	17.4%	17.0%	19.7%
Tier 1 Leverage Ratio	18.1%	18.3%	18.8%
CIT Bank Ratios
Tier 1 Capital Ratio	16.8%	21.5%	36.5%
Total Capital Ratio	18.1%	22.7%	37.5%
Tier 1 Leverage Ratio	16.9%	20.2%	24.7%

(1)	Includes the portion of net deferred tax assets that does not qualify for inclusion in Tier 1 capital based on the capital guidelines, the Tier 1 capital charge for nonfinancial equity investments and the Tier 1 capital deduction for net unrealized losses on available-for-sale marketable securities (net of tax).

(2)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit, and deferred purchase agreements, all of which are recorded in Other Liabilities.

(3)	Banking organizations are permitted to include in Tier 2 Capital up to 45% of net unrealized pre-tax gains on available for sale equity securities with readily determinable fair values.

CIT ANNUAL REPORT 2013    77

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

For a BHC, capital adequacy is based upon risk-weighted asset ratios calculated in accordance with quantitative measures established by the Federal Reserve. Under the Basel 1 guidelines, certain commitments and off-balance sheet transactions are assigned asset equivalent balances, and together with on-balance sheet assets, are divided into risk categories, each of which is assigned a risk weighting ranging from 0% (for example U.S. Treasury Bonds) to 100% (for example commercial loans).

The reconciliation of balance sheet assets to risk-weighted assets is presented below:

Risk-Weighted Assets (dollars in millions)

	December 31,
	2013	2012	2011
Balance sheet assets	$47,139.0	$44,012.0	$45,263.4
Risk weighting adjustments to balance sheet assets	(10,328.1)	(9,960.4)	(12,352.7)
Off balance sheet items(1)	13,760.3	14,565.3	11,913.4
Risk-weighted assets	$50,571.2	$48,616.9	$44,824.1

(1)	2013 primarily reflects commitments to purchase aircraft and rail ($9.6 billion), unused lines of credit ($1.8 billion) and deferred purchase agreements ($1.8 billion). 2012 also includes commitment for a portfolio of commercial loans purchased in 2013.

See the “Regulation” section of Item 1 Business Overview for further detail regarding regulatory matters, including “Capital Requirements” and “Leverage Requirements”.

Tangible Book Value and Tangible Book Value per Share

Tangible book value represents common equity less goodwill and other intangible assets. A reconciliation of CIT’s total common stockholders’ equity to tangible book value, a non-GAAP measure, follows:

	2013	2012	2011
Total common stockholders’ equity	$8,838.8	$8,334.8	$8,883.6
Less: Goodwill	(334.6)	(345.9)	(345.9)
Intangible assets	(20.3)	(31.9)	(63.6)
Tangible book value	$8,483.9	$7,957.0	$8,474.1
Book value per share	$44.78	$41.49	$44.27
Tangible book value per share	$42.98	$39.61	$42.23

(1)	Tangible book value and tangible book value per share are non-GAAP measures.

CIT BANK

The Bank is a state-chartered commercial bank headquartered in Salt Lake City, Utah, that is subject to regulation and examination by the FDIC and the UDFI and is our principal bank subsidiary. The Bank originates and funds lending and leasing activity in the U.S. for CIT’s commercial business segments. Asset growth during 2013, 2012 and 2011 reflected higher commercial lending and leasing volume. Deposits grew in support of the increased business and we expanded product offerings. The Bank’s capital and leverage ratios are included in the tables that follow and remain well above required levels.

As detailed in the following Consolidated Balance Sheet table, total assets increased to $16.1 billion, up nearly $4 billion from last year and increased from $9.0 billion at December 31, 2011, primarily related to growth in commercial financing and leasing assets. Cash and deposits with banks was $2.5 billion at December 31, 2013, down from $3.4 billion at December 31, 2012, as cash was used to partially fund portfolio growth and unchanged from December 31, 2011.

Item 7:  Management’s Discussion and Analysis

78    CIT ANNUAL REPORT 2013

Commercial loans totaled $12.0 billion at December 31, 2013, up from $8.1 billion at December 31, 2012 and $3.9 billion at December 31, 2011. Commercial loans grew, reflecting solid new business activity, the acquisition of a $720 million portfolio of corporate loans at the beginning of 2013, $272 million of loans purchased from BHC affiliates, and $67 million of loans transferred in the form of capital infusions from the BHC. The Bank funded $7.1 billion of new business volume during 2013, which represented nearly all of the new U.S. volumes for Corporate Finance, Transportation Finance and Vendor Finance. Funded volumes were up and included financing in newer initiatives such as maritime finance and commercial real estate lending, plus additional aerospace lending. The Bank also expanded its portfolio of operating lease equipment, which totaled $1.2 billion at December 31, 2013 and was comprised primarily of railcars.

CIT Bank deposits were $12.5 billion at December 31, 2013, up from $9.6 billion at December 31, 2012 and $6.1 billion at December 31, 2011. The weighted average interest rate was 1.5% at December 31, 2013, down slightly from December 31, 2012 and down from 2.5% at December 31, 2011. The Bank began offering on-line Individual Retirement Accounts (“IRAs”) in March 2013 to supplement its growing suite of product offerings.

The following presents condensed financial information for CIT Bank.

CONDENSED BALANCE SHEETS (dollars in millions)

	At December 31,
	2013	2012	2011
ASSETS:
Cash and deposits with banks	$2,528.6	$3,351.3	$2,462.1
Investment securities	234.6	123.3	166.7
Assets held for sale	104.5	37.7	1,627.5
Commercial loans	12,032.6	8,060.5	3,934.6
Consumer loans	–	–	565.5
Allowance for loan losses	(212.9)	(134.6)	(49.4)
Operating lease equipment, net	1,248.9	621.6	9.2
Other assets	195.0	164.6	249.3
Total Assets	$16,131.3	$12,224.4	$8,965.5
LIABILITIES AND EQUITY:
Deposits	$12,496.2	$9,614.7	$6,123.8
Long-term borrowings	854.6	49.6	576.7
Other liabilities	183.9	122.7	148.0
Total Liabilities	13,534.7	9,787.0	6,848.5
Total Equity	2,596.6	2,437.4	2,117.0
Total Liabilities and Equity	$16,131.3	$12,224.4	$8,965.5
Capital Ratios:
Tier 1 Capital Ratio	16.8%	21.5%	36.5%
Total Capital Ratio	18.1%	22.7%	37.5%
Tier 1 Leverage ratio	16.9%	20.2%	24.7%
Financing and Leasing Assets by Segment:
Corporate Finance	$7,924.8	$5,314.4	$2,750.6
Transportation Finance	3,018.3	1,807.8	650.5
Vendor Finance	2,393.8	1,539.5	529.6
Trade Finance	49.1	58.1	13.1
Consumer	–	–	2,193.0
Total	$13,386.0	$8,719.8	$6,136.8

CIT ANNUAL REPORT 2013    79

CONDENSED STATEMENTS OF OPERATIONS (dollars in millions)

	Years Ended December 31,
	2013	2012	2011
Interest income	$550.5	$381.0	$273.1
Interest expense	(172.1)	(191.7)	(118.6)
Net interest revenue	378.4	189.3	154.5
Provision for credit losses	(93.1)	(93.9)	(42.5)
Net interest revenue, after credit provision	285.3	95.4	112.0
Rental income on operating leases	110.2	26.8	0.9
Other income	123.7	144.7	69.6
Total net revenue, net of interest expense and credit provision	519.2	266.9	182.5
Operating expenses	(296.9)	(176.6)	(68.3)
Depreciation on operating lease equipment	(44.4)	(9.8)	(0.8)
Income before provision for income taxes	177.9	80.5	113.4
Provision for income taxes	(69.4)	(39.4)	(45.8)
Net income	$108.5	$41.1	$67.6
New business volume – funded	$7,148.2	$6,024.7	$3,160.7

The Bank’s 2013 results benefited from higher earning assets while 2012 results include a $40 million pre-tax acceleration of FSA discount that increased interest expense. The Bank’s provision for credit losses reflects continued growth in commercial loans, credit metrics that remain at cyclical lows and the 2012 provision for credit losses included an increase of $34 million as a change in estimate. For 2013, 2012 and 2011, net charge-offs as a percentage of average finance receivables were 0.15%, 0.14% and 0.15%, respectively.

Other income in 2013 was down from 2012, as lower gains and portfolio servicing fees offset increased fee revenue. Other income in 2012 was up from 2011, driven by gains on student loans sold and higher fee revenue. Operating expenses increased reflecting increased Bank activities, including increased employees along with higher deposit costs on growth in online deposits.

Net Finance Revenue (dollars in millions)

	Years Ended December 31,
	2013	2012	2011
Interest income	$550.5	$381.0	$273.1
Rental income on operating leases	110.2	26.8	0.9
Finance revenue	660.7	407.8	274.0
Interest expense	(172.1)	(191.7)	(118.6)
Depreciation on operating lease equipment	(44.4)	(9.8)	(0.8)
Net finance revenue	$444.2	$206.3	$154.6
Average Earning Assets (“AEA”)	$11,048.2	$7,181.6	$5,793.2
As a % of AEA:
Interest income	4.98%	5.31%	4.71%
Rental income on operating leases	1.00%	0.37%	0.02%
Finance revenue	5.98%	5.68%	4.73%
Interest expense	(1.56)%	(2.67)%	(2.05)%
Depreciation on operating lease equipment	(0.40)%	(0.14)%	(0.01)%
Net finance revenue	4.02%	2.87%	2.67%

Net finance revenue is a non-GAAP measure.

Item 7:  Management’s Discussion and Analysis

80    CIT ANNUAL REPORT 2013

Net finance revenue (“NFR”) and NFR as a percentage of AEA (net finance margin or “NFM”) are key metrics used by management to measure the profitability of our lending and leasing assets. NFR includes interest and fee income on our loans and capital leases, interest and dividend income on cash and investments, rental revenue and depreciation from our leased equipment, as well as funding costs. Since our asset composition includes an increasing level of operating lease equipment, NFM is a more appropriate metric for CIT than net interest margin (“NIM”) (a common metric used by other banks), as NIM does not fully reflect the earnings of our portfolio because it includes the impact of debt costs on all our assets but excludes the net revenue (rental revenue less depreciation) from operating leases.

NFR increased primarily on commercial asset growth. Average earning assets increased, as growth in commercial assets offset the decline in consumer assets (student loans), which decreased due to loan sales in 2012 and 2011 and repayments in all periods. Partially offsetting the higher AEA was lower net FSA accretion, which decreased NFR by $5 million during 2013, compared to increases of $15 million in 2012 and $83 million in 2011. The declines were driven by the combination of lower interest income accretion and accelerated FSA discount of $40 million on debt extinguishments in 2012. During 2013, the Bank grew its operating lease portfolio, which contributed $66 million and $17 million to NFR in 2013 and 2012, respectively, and a minor amount in 2011.

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

The allowance for loan losses on finance receivables is determined based on three key components: (1) specific allowances for loans that are impaired, based upon the value of underlying collateral or projected cash flows, (2) non-specific allowances for losses inherent in non-impaired loans in the portfolio based upon estimated loss levels, and (3) a qualitative adjustment to the allowance for economic risks, industry and geographic concentrations, and other factors not adequately captured in our methodology. The non-specific allowance for credit losses has been based on the Company’s internal probability of default (PD) and loss given default (LGD) ratings using loan-level data, generally with a two-year loss emergence period assumption. As of December 31, 2013, the allowance was comprised of non-specific reserves of $326 million and specific reserves of $30 million, all related to commercial loans.

As a result, the allowance is sensitive to the risk ratings assigned to loans and leases in our portfolio. Assuming a one level PD downgrade across the 14 grade internal scale for all non-impaired loans and leases, the allowance would have increased by $236 million to $592 million at December 31, 2013. Assuming a one level LGD downgrade across the 11 grade internal scale for all non-impaired loans and leases, the allowance would have increased by $106 million to $462 million at December 31, 2013. As a percentage of finance receivables for the commercial segments, the allowance would be 3.18% under the PD hypothetical stress scenario and 2.48% under the hypothetical LGD stress scenario, compared to the reported 1.91%.

These sensitivity analyses do not represent management’s expectations of the deterioration in risk ratings, or the increases in allowance and loss rates, but are provided as hypothetical scenarios to assess the sensitivity of the allowance for loan losses to changes in key inputs. We believe the risk ratings utilized in the

CIT ANNUAL REPORT 2013    81

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

Fair Value Determination – At December 31, 2013, only selected assets (certain debt and equity securities, trading derivatives and derivative counterparty assets) and liabilities (trading derivatives and derivative counterparty liabilities) were measured at fair value.

Debt and equity securities classified as available for sale (“AFS”) were carried at fair value, as determined either by Level 1 or Level 2 inputs. Debt securities classified as AFS included investments in U.S. Treasury and federal government agency securities and were valued using Level 1 inputs, primarily quoted prices for similar securities. Certain equity securities classified as AFS were valued using Level 1 inputs, primarily quoted prices in active markets, while other equity securities used Level 2 inputs, due to being less frequently traded or having limited quoted market prices. Assets held for sale were recorded at lower of cost or fair value on the balance sheet. Most of the assets were subject to a binding contract, current letter of intent or third-party valuation, which are Level 3 inputs. The value of impaired loans was estimated using the fair value of collateral (on an orderly liquidation basis) if the loan was collateralized, or the present value of expected cash flows utilizing the current market rate for such loan. The estimated fair values of derivatives were calculated internally using observable market data and represent the net amount receivable or payable to terminate, taking into account current market rates, which represent Level 2 inputs.

The fair value of assets related to net employee projected benefit obligations was determined largely via level 2.

Lease Residual Values – Operating lease equipment is carried at cost less accumulated depreciation and is depreciated to estimated residual value using the straight-line method over the lease term or estimated useful life of the asset. Direct financing leases are recorded at the aggregated future minimum lease payments plus estimated residual values less unearned finance income. We generally bear greater risk in operating lease transactions (versus finance lease transactions) as the duration of an operating lease is shorter relative to the equipment useful life than a finance lease. Management performs periodic reviews of residual values, with other than temporary impairment recognized in the current period as an increase to depreciation expense for operating lease residual impairment, or as an adjustment to yield for value adjustments on finance leases. Data regarding current equipment values, including appraisals, and historical residual realization experience are among the factors considered in evaluating estimated residual values. As of December 31, 2013, our direct financing lease residual balance was $0.7 billion and our total operating lease equipment balance totaled $13.0 billion.

Liabilities for Uncertain Tax Positions – The Company has open tax years in the U.S., Canada, and other international jurisdictions that are currently under examination, or may be subject to examination in the future, by the applicable taxing authorities. We evaluate the adequacy of our income tax reserves in accordance with accounting standards on uncertain tax positions, taking into account open tax return positions, tax assessments received, and tax law changes. The process of evaluating liabilities and tax reserves involves the use of estimates and a high degree of management judgment. The final determination of tax audits could affect our tax reserves.

Realizability of Deferred Tax Assets – The recognition of certain net deferred tax assets of the Company’s reporting entities is dependent upon, but not limited to, the future profitability of the reporting entity, when the underlying temporary differences will reverse, and tax planning strategies. Further, Management’s judgment regarding the use of estimates and projections is required in assessing our ability to realize the deferred tax assets relating to net operating loss carry forwards (“NOL’s”) as most of these assets are subject to limited carry-forward periods some of which began to expire in 2013. In addition, the domestic NOLs are subject to annual use limitations under the Internal Revenue Code and certain state laws. Management utilizes historical and projected data in evaluating positive and negative evidence regarding recognition of deferred tax assets. See Notes 1 and 17 for additional information regarding income taxes.

Goodwill Assets – CIT’s goodwill originated as the excess reorganization value over the fair value of tangible and identified intangible assets, net of liabilities, recorded in conjunction with FSA in 2009, and was allocated to Trade Finance, Transportation Finance and Vendor Finance. The consolidated balance totaled $335 million at December 31, 2013, or less than 1% of total assets. Though the goodwill balance is not significant compared to total assets, management believes the judgmental nature in determining the values of the units when measuring for potential impairment is significant enough to warrant additional discussion. CIT tested for impairment as of September 30, 2013, at which time CIT’s share price was $48.77, trading at a premium to the September 30, 2013 tangible book value (“TBV”) per share of $42.36. This is as compared to December 31, 2009, CIT’s emergence date when the Company was valued at a discount of 30% to TBV per share of $39.06. At September 30, 2013, CIT’s share price was trading at 77% above the convenience date share price of $27.61, while the TBV per share of $42.36 was approximately 8% higher than the TBV at December 31, 2009. In addition, the Company’s Price to TBV multiple of 1.15 improved 12% from the 2012 goodwill evaluation.

Item 7:  Management’s Discussion and Analysis

82    CIT ANNUAL REPORT 2013

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

For 2013, we performed Step 1 analysis utilizing estimated fair value based on peer price to earnings (“PE”) and TBV multiples for the Transportation Finance, Trade Finance and Vendor Finance goodwill assessments. The current PE method was based on annualized pre-FSA income after taxes and actual peers’ multiples as of September 30, 2013. Pre-FSA income after taxes is utilized for valuations as this was considered more appropriate for determining the company’s profitability without the impact of FSA adjustment from the Company’s emergence from bankruptcy in 2009.

The TBV method is based on the reporting unit’s estimated equity carrying amount and peer ratios using TBV as of September 30, 2013. CIT estimates reporting each unit’s equity carrying amounts by applying the Company’s economic capital ratios to the unit’s risk weighted assets.

In addition, the Company applies a 36.5% control premium. The control premium is management’s estimate of how much a market participant would be willing to pay over the market fair value for control of the business. Management concluded, based on performing Step 1 analysis, that the fair values of the Transportation Finance, Trade Finance and Vendor Finance reporting units exceed their respective carrying values, including goodwill.

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

NON-GAAP FINANCIAL MEASUREMENTS

The SEC adopted regulations that apply to any public disclosure or release of material information that includes a non-GAAP financial measure. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosure about Market Risk contain certain non-GAAP financial measures. Due to the nature of our financing and leasing assets, which include a higher proportion of operating lease equipment than most BHCs, and the impact of FSA following our 2009 restructuring, certain financial measures commonly used by other BHCs are not as meaningful for our Company. Therefore, management uses certain non-GAAP financial measures to evaluate our performance. We intend our non-GAAP financial measures to provide additional information and insight regarding operating results and financial position of the business and in certain cases to provide financial information that is presented to rating agencies and other users of financial information. These measures are not in accordance with, or a substitute for, GAAP and may be different from or inconsistent with non-GAAP financial measures used by other companies. See footnotes below the tables for additional explanation of non-GAAP measurements.

CIT ANNUAL REPORT 2013    83

Total Net Revenue and Net Operating Lease Revenue (dollars in millions)

	Years Ended December 31,
	2013	2012	2011
Total Net Revenue(1)
Interest income	$1,382.8	$1,569.1	$2,228.7
Rental income on operating leases	1,770.3	1,784.6	1,667.5
Finance revenue	3,153.1	3,353.7	3,896.2
Interest expense	(1,138.0)	(2,897.4)	(2,794.4)
Depreciation on operating lease equipment	(573.5)	(533.2)	(575.1)
Net finance revenue	1,441.6	(76.9)	526.7
Other income	382.1	653.1	952.8
Total net revenue	$1,823.7	$576.2	$1,479.5
Net Operating Lease Revenue(2)
Rental income on operating leases	$1,770.3	$1,784.6	$1,667.5
Depreciation on operating lease equipment	(573.5)	(533.2)	(575.1)
Net operating lease revenue	$1,196.8	$1,251.4	$1,092.4

Adjusted NFR ($) and NFM (%) (dollars in millions)

	Years Ended December 31,
	2013		2012		2011
NFR / NFM	$1,441.6	4.28%	$(76.9)	(0.24)%	$526.7	1.53%
Accelerated FSA net discount/(premium) on debt extinguishments and repurchases	35.7	0.11%	1,450.9	4.46%	279.2	0.81%
Accelerated OID on debt extinguishments related to the GSI facility	(5.2)	(0.02)%	(52.6)	(0.16)%	–	–
Debt related – prepayment costs	–	–	–	–	114.2	0.33%
Adjusted NFR and NFM	$1,472.1	4.37%	$1,321.4	4.06%	$920.1	2.67%

Operating Expenses Excluding Restructuring Costs (dollars in millions)

	Years Ended December 31,
	2013	2012	2011
Operating expenses	$(984.7)	$(918.2)	$(896.6)
Provision for severance and facilities exiting activities	36.9	22.7	13.1
Operating expenses excluding restructuring costs(3)	$(947.8)	$(895.5)	$(883.5)

Pre-tax Income (Loss) Excluding Debt Redemption Charges (dollars in millions)

	Years Ended December 31,
	2013	2012	2011
Pre-tax income/(loss)	$774.1	$(454.8)	$178.4
Accelerated FSA net discount/(premium) on debt extinguishments and repurchases	35.7	1,450.9	279.2
Debt related – loss on debt extinguishments	–	61.2	134.8
Accelerated OID on debt extinguishments related to the GSI facility	(5.2)	(52.6)	114.2
Debt redemption charges and OID acceleration	30.5	1,459.5	528.2
Pre-tax income – excluding debt redemption charges and OID acceleration(4)	$804.6	$1,004.7	$706.6

Item 7:  Management’s Discussion and Analysis

84    CIT ANNUAL REPORT 2013

Earning Assets (dollars in millions)

	Years Ended December 31,
Earning Assets(5)	2013	2012	2011
Loans	$18,629.2	$20,847.6	$19,905.9
Operating lease equipment, net	13,035.4	12,411.7	12,006.4
Assets held for sale	4,377.9	646.4	2,332.3
Credit balances of factoring clients	(1,336.1)	(1,256.5)	(1,225.5)
Total earning assets	$34,706.4	$32,649.2	$33,019.1
Commercial segments earning assets	$31,331.9	$28,953.2	$26,676.3

Tangible Book Value (dollars in millions)

	Years Ended December 31,
Tangible Book Value(6)	2013	2012	2011
Total common stockholders’ equity	$8,838.8	$8,334.8	$8,883.6
Less: Goodwill	(334.6)	(345.9)	(345.9)
Intangible assets	(20.3)	(31.9)	(63.6)
Tangible book value	$8,483.9	$7,957.0	$8,474.1

(1)	Total net revenues is a non-GAAP measure that represents the combination of net finance revenue and other income and is an aggregation of all sources of revenue for the Company. Total net revenues is used by management to monitor business performance. Given our asset composition includes a high level of operating lease equipment, NFM is a more appropriate metric than net interest margin (“NIM”) (a common metric used by other bank holding companies), as NIM does not fully reflect the earnings of our portfolio because it includes the impact of debt costs of all our assets but excludes the net revenue (rental revenue less depreciation) from operating leases.

(2)	Net operating lease revenue is a non-GAAP measure that represents the combination of rental income on operating leases less depreciation on operating lease equipment. Net operating lease revenues is used by management to monitor portfolio performance.

(3)	Operating expenses excluding restructuring costs is a non-GAAP measure used by management to compare period over period expenses.

(4)	Pre-tax income excluding debt redemption charges is a non-GAAP measure used by management to compare period over period operating results.

(5)	Earning assets is a non-GAAP measure and are utilized in certain revenue and earnings ratios. Earning assets are net of credit balances of factoring clients. This net amount represents the amounts we fund.

(6)	Tangible book value is a non-GAAP measure, which represents an adjusted common shareholders’ equity balance that has been reduced by goodwill and intangiible assets. Tangible book value is used to compute a per common share amount, which is used to evaluate our use of equity.

CIT ANNUAL REPORT 2013    85

FORWARD-LOOKING STATEMENTS

Certain statements contained in this document are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All statements contained herein that are not clearly historical in nature are forward-looking and the words “anticipate,” “believe,” “could,” “expect,” “estimate,” “forecast,” “intend,” “plan,” “potential,” “project,” “target” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to known and unknown risks, uncertainties and contingencies. Forward-looking statements are included, for example, in the discussions about:

-	our liquidity risk and capital management, including our capital plan, leverage, capital ratios, and credit ratings, our liquidity plan, and our plans and the potential transactions designed to enhance our liquidity and capital, and for a return of capital,

-	our plans to change our funding mix and to access new sources of funding to broaden our use of deposit taking capabilities,

-	our credit risk management and credit quality,

-	our asset/liability risk management,

-	accretion and amortization of FSA adjustments,

-	our funding, borrowing costs and net finance revenue,

-	our operational risks, including success of systems enhancements and expansion of risk management and control functions,

-	our mix of portfolio asset classes, including growth initiatives, new business initiatives, new products, acquisitions and divestitures, new business and customer retention,

-	legal risks,

-	our growth rates,

-	our commitments to extend credit or purchase equipment, and

-	how we may be affected by legal proceedings.

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

Therefore, actual results may differ materially from those expressed or implied in those statements. Factors, in addition to those disclosed in “Risk Factors”, that could cause such differences include, but are not limited to:

-	capital markets liquidity,

-	risks of and/or actual economic slowdown, downturn or recession,

-	industry cycles and trends,

-	uncertainties associated with risk management, including credit, prepayment, asset/liability, interest rate and currency risks,

-	estimates and assumptions used to fair value the balance sheet in accordance with FSA and actual variation between the estimated fair values and the realized values,

-	adequacy of reserves for credit losses,

-	risks inherent in changes in market interest rates and quality spreads,

-	funding opportunities, deposit taking capabilities and borrowing costs,

-	conditions and/or changes in funding markets and our access to such markets, including secured and unsecured term debt and the asset-backed securitization markets,

-	risks of implementing new processes, procedures, and systems,

-	risks associated with the value and recoverability of leased equipment and lease residual values,

-	risks of achieving the projected revenue growth from new business initiatives or the projected expense reductions from efficiency improvements,

-	application of fair value accounting in volatile markets,

-	application of goodwill accounting in a recessionary economy,

-	changes in laws or regulations governing our business and operations,

-	changes in competitive factors,

-	demographic trends,

-	customer retention rates,

-	future acquisitions and dispositions of businesses or asset portfolios, and

-	regulatory changes and/or developments.

Any or all of our forward-looking statements here or in other publications may turn out to be wrong, and there are no guarantees about our performance. We do not assume the obligation to update any forward-looking statement for any reason.

Item 7:  Management’s Discussion and Analysis

86    CIT ANNUAL REPORT 2013

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CIT Group Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of CIT Group Inc. and its subsidiaries (“the Company”) at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control–Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits (which were integrated audits in 2013 and 2012). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

New York, New York
February 28, 2014

CIT ANNUAL REPORT 2013    87

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (dollars in millions – except per share data)

	December 31, 2013	December 31, 2012
Assets
Cash and due from banks, including restricted balances of $178.1 and $497.6 at December 31, 2013 and 2012(1), respectively	$980.6	$877.1
Interest bearing deposits, including restricted balances of $880.0 and $687.5 at December 31, 2013 and 2012(1), respectively	5,158.6	5,944.2
Investment securities	2,630.7	1,065.5
Trading assets at fair value – derivatives	37.4	8.4
Assets held for sale(1)	4,377.9	646.4
Loans (see Note 8 for amounts pledged)	18,629.2	20,847.6
Allowance for loan losses	(356.1)	(379.3)
Total loans, net of allowance for loan losses(1)	18,273.1	20,468.3
Operating lease equipment, net (see Note 8 for amounts pledged)(1)	13,035.4	12,411.7
Unsecured counterparty receivable	584.1	649.1
Goodwill	334.6	345.9
Intangible assets, net	20.3	31.9
Other assets	1,706.3	1,563.5
Total Assets	$47,139.0	$44,012.0
Liabilities
Deposits	$12,526.5	$9,684.5
Trading liabilities at fair value – derivatives	86.9	81.9
Credit balances of factoring clients	1,336.1	1,256.5
Other liabilities	2,589.5	2,687.8
Long-term borrowings, including $2,639.1 and $1,425.9 contractually due within twelve months at December 31, 2013 and December 31, 2012, respectively	21,750.0	21,961.8
Total Liabilities	38,289.0	35,672.5
Stockholders’ Equity
Common stock: $0.01 par value, 600,000,000 authorized Issued: 202,182,395 and 201,283,063 at December 31, 2013 and December 31, 2012, respectively Outstanding: 197,403,751 and 200,868,802 at December 31, 2013 and December 31, 2012, respectively	2.0	2.0
Paid-in capital	8,555.4	8,501.8
Retained earnings / (Accumulated deficit)	581.0	(74.6)
Accumulated other comprehensive loss	(73.6)	(77.7)
Treasury stock: 4,778,644 and 414,261 shares at December 31, 2013 and December 31, 2012 at cost, respectively	(226.0)	(16.7)
Total Common Stockholders’ Equity	8,838.8	8,334.8
Noncontrolling minority interests	11.2	4.7
Total Equity	8,850.0	8,339.5
Total Liabilities and Equity	$47,139.0	$44,012.0

(1)	The following table presents information on assets and liabilities related to Variable Interest Entities (VIEs) that are consolidated by the Company. The difference between VIE total assets and total liabilities represents the Company’s interest in those entities, which were eliminated in consolidation. The assets of the consolidated VIEs will be used to settle the liabilities of those entities and, except for the Company’s interest in the VIEs, are not available to the creditors of CIT or any affiliates of CIT.

Assets
Cash and interest bearing deposits, restricted	$610.9	$751.5
Assets held for sale	3,440.4	8.7
Total loans, net of allowance for loan losses	3,109.5	7,135.5
Operating lease equipment, net	4,569.9	4,508.8
Total Assets	$11,730.7	$12,404.5
Liabilities
Beneficial interests issued by consolidated VIEs (classified as long-term borrowings)	$8,422.0	$9,241.3
Total Liabilities	$8,422.0	$9,241.3

The accompanying notes are an integral part of these consolidated financial statements.

Item 8:  Financial Statements and Supplementary Data

88    CIT ANNUAL REPORT 2013

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (dollars in millions – except per share data)

	Years Ended December 31,
	2013	2012	2011
Interest income
Interest and fees on loans	$1,353.9	$1,536.8	$2,193.9
Interest and dividends on interest bearing deposits and investments	28.9	32.3	34.8
Interest income	1,382.8	1,569.1	2,228.7
Interest expense
Interest on long-term borrowings	(958.2)	(2,744.9)	(2,683.2)
Interest on deposits	(179.8)	(152.5)	(111.2)
Interest expense	(1,138.0)	(2,897.4)	(2,794.4)
Net interest revenue	244.8	(1,328.3)	(565.7)
Provision for credit losses	(64.9)	(51.6)	(269.7)
Net interest revenue, after credit provision	179.9	(1,379.9)	(835.4)
Non-interest income
Rental income on operating leases	1,770.3	1,784.6	1,667.5
Other income	382.1	653.1	952.8
Total non-interest income	2,152.4	2,437.7	2,620.3
Total revenue, net of interest expense and credit provision	2,332.3	1,057.8	1,784.9
Other expenses
Depreciation on operating lease equipment	(573.5)	(533.2)	(575.1)
Operating expenses	(984.7)	(918.2)	(896.6)
Loss on debt extinguishments	–	(61.2)	(134.8)
Total other expenses	(1,558.2)	(1,512.6)	(1,606.5)
Income (loss) before provision for income taxes	774.1	(454.8)	178.4
Provision for income taxes	(92.5)	(133.8)	(158.6)
Income (loss) before noncontrolling interests	681.6	(588.6)	19.8
Net income attributable to noncontrolling interests, after tax	(5.9)	(3.7)	(5.0)
Net income (loss)	$675.7	$(592.3)	$14.8
Basic income (loss) per common share	$3.37	$(2.95)	$0.07
Diluted income (loss) per common share	$3.35	$(2.95)	$0.07
Average number of common shares – basic (thousands)	200,503	200,887	200,678
Average number of common shares – diluted (thousands)	201,695	200,887	200,815

The accompanying notes are an integral part of these consolidated financial statements.

CIT ANNUAL REPORT 2013    89

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (dollars in millions)

	Years Ended December 31,
	2013	2012	2011
Income (loss) before noncontrolling interests	$681.6	$(588.6)	$19.8
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(12.8)	(8.4)	(23.9)
Changes in fair values of derivatives qualifying as cash flow hedges	(0.1)	0.6	0.9
Net unrealized gains (losses) on available for sale securities	(2.0)	1.0	(0.9)
Changes in benefit plans net gain (loss) and prior service (cost)/credit	19.0	11.7	(57.6)
Other comprehensive income (loss), net of tax	4.1	4.9	(81.5)
Comprehensive income (loss) before noncontrolling interests	685.7	(583.7)	(61.7)
Comprehensive loss attributable to noncontrolling interests	(5.9)	(3.7)	(5.0)
Comprehensive income (loss)	$679.8	$(587.4)	$(66.7)

The accompanying notes are an integral part of these consolidated financial statements.

Item 8:  Financial Statements and Supplementary Data

90    CIT ANNUAL REPORT 2013

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (dollars in millions)

	Common Stock	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Minority Interests	Total Equity
December 31, 2010	$2.0	$8,434.1	$502.9	$(1.1)	$(8.8)	$(2.3)	$8,926.8
Net income			14.8			5.0	19.8
Other comprehensive loss, net of tax				(81.5)			(81.5)
Amortization of restricted stock and stock option expenses		24.6			(4.0)		20.6
Employee stock purchase plan		0.6					0.6
Distribution of earnings and capital						(0.2)	(0.2)
December 31, 2011	$2.0	$8,459.3	$517.7	$(82.6)	$(12.8)	$2.5	$8,886.1
Net income (loss)			(592.3)			3.7	(588.6)
Other comprehensive loss, net of tax				4.9			4.9
Amortization of restricted stock, stock option, and performance share expenses		41.6			(3.9)		37.7
Employee stock purchase plan		1.1					1.1
Distribution of earnings and capital		(0.2)				(1.5)	(1.7)
December 31, 2012	$2.0	$8,501.8	$(74.6)	$(77.7)	$(16.7)	$4.7	$8,339.5
Net income			675.7			5.9	681.6
Other comprehensive income, net of tax				4.1			4.1
Dividends paid			(20.1)				(20.1)
Amortization of restricted stock, stock option and performance shares expenses		52.5			(15.9)		36.6
Repurchase of common stock					(193.4)		(193.4)
Employee stock purchase plan		1.1					1.1
Distribution of earnings and capital						0.6	0.6
December 31, 2013	$2.0	$8,555.4	$581.0	$(73.6)	$(226.0)	$11.2	$8,850.0

The accompanying notes are an integral part of these consolidated financial statements.

CIT ANNUAL REPORT 2013    91

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in millions)

	Years Ended December 31
	2013	2012	2011
Cash Flows From Operations
Net income (loss)	$675.7	$(592.3)	$14.8
Adjustments to reconcile net income (loss) to net cash flows from operations:
Provision for credit losses	64.9	51.6	269.7
Net depreciation, amortization and accretion	705.5	1,985.9	751.8
Net gains on equipment, receivable and investment sales	(187.2)	(342.8)	(502.5)
Loss on debt extinguishments	–	21.1	109.8
Provision for deferred income taxes	59.1	32.7	57.0
(Increase) decrease in finance receivables held for sale	404.8	(54.9)	46.9
(Increase) decrease in other assets	(251.1)	(106.2)	503.3
Decrease in accrued liabilities and payables	(18.1)	(86.6)	(394.8)
Net cash flows provided by operations	1,453.6	908.5	856.0
Cash Flows From Investing Activities
Loans originated and purchased	(18,243.1)	(18,983.6)	(20,576.2)
Principal collections of loans	15,310.4	16,673.7	21,670.7
Purchases of investment securities	(16,538.8)	(16,322.0)	(14,971.8)
Proceeds from maturities of investment securities	15,084.5	16,580.0	14,085.9
Proceeds from asset and receivable sales	1,875.4	4,499.3	4,315.7
Purchases of assets to be leased and other equipment	(2,071.8)	(1,776.6)	(2,136.9)
Net increase in short-term factoring receivables	105.2	134.1	196.8
Net change in restricted cash	127.0	(314.0)	1,683.9
Net cash flows (used in) provided by investing activities	(4,351.2)	490.9	4,268.1
Cash Flows From Financing Activities
Proceeds from the issuance of term debt	2,107.6	13,523.9	6,680.5
Repayments of term debt	(2,445.8)	(19,542.2)	(15,626.3)
Net increase in deposits	2,846.1	3,499.8	1,680.9
Collection of security deposits and maintenance funds	543.9	563.4	554.6
Use of security deposits and maintenance funds	(495.8)	(373.8)	(498.5)
Repurchase of common stock	(193.4)	–	–
Dividends paid	(20.1)	–	–
Net cash flows provided by (used in) financing activities	2,342.5	(2,328.9)	(7,208.8)
Decrease in cash and cash equivalents	(555.1)	(929.5)	(2,084.7)
Unrestricted cash and cash equivalents, beginning of period	5,636.2	6,565.7	8,650.4
Unrestricted cash and cash equivalents, end of period	$5,081.1	$5,636.2	$6,565.7
Supplementary Cash Flow Disclosure
Interest paid	$(997.8)	$(1,240.0)	$(1,939.8)
Federal, foreign, state and local income taxes (paid) collected, net	$(68.0)	$18.4	$94.5
Supplementary Non Cash Flow Disclosure
Transfer of assets from held for investment to held for sale	$5,141.9	$1,421.2	$3,959.4
Transfer of assets from held for sale to held for investment	$18.0	$11.0	$229.8

The accompanying notes are an integral part of these consolidated financial statements.

Item 8:  Financial Statements and Supplementary Data

92    CIT ANNUAL REPORT 2013

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CIT Group Inc., together with its subsidiaries (collectively “CIT” or the “Company”), has provided financial solutions to its clients since its formation in 1908. The Company provides financing, leasing and advisory services principally to middle market companies in a wide variety of industries and offers vendor, equipment, commercial and structured financing products, as well as factoring and management advisory services. CIT became a bank holding company (“BHC”) in December 2008 and a financial holding company (“FHC”) in July 2013. CIT is regulated by the Board of Governors of the Federal Reserve System (“FRB”) and the Federal Reserve Bank of New York (“FRBNY”) under the U.S. Bank Holding Company Act of 1956. CIT Bank (the “Bank”), a wholly-owned subsidiary, is a state-chartered bank located in Salt Lake City, Utah, and is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the Utah Department of Financial Institutions (“UDFI”). The Company operates primarily in North America, with locations in Europe, South America and Asia.

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

Principles of Consolidation

The accompanying consolidated financial statements include financial information related to CIT Group Inc. and its majority-owned subsidiaries and those variable interest entities (“VIEs”) where the Company is the primary beneficiary.

In preparing the consolidated financial statements, all significant inter-company accounts and transactions have been eliminated. Assets held in an agency or fiduciary capacity are not included in the consolidated financial statements.

SIGNIFICANT ACCOUNTING POLICIES

Financing and Leasing Assets

CIT extends credit to customers through a variety of financing arrangements; including term loans, revolving credit facilities, capital leases (direct finance leases) and operating leases. The amounts outstanding on term loans, revolving credit facilities and capital leases are referred to as finance receivables. In certain instances, we use the term “Loans” synonymously, as presented on the balance sheet. These finance receivables, when combined with Assets held for sale and Operating lease equipment, net are referred to as financing and leasing assets.

It is CIT’s expectation that the majority of the loans and leases originated will be held for the foreseeable future or until maturity. In certain situations, for example to manage concentrations and/or credit risk or where returns no longer meet specified targets, some or all of certain exposures are sold. Loans for which the Company has the intent and ability to hold for the foreseeable future or until maturity are classified as held for investment (“HFI”). If the Company no longer has the intent or ability to hold loans for the foreseeable future, then the loans are transferred to assets held for sale (“AHFS”). Loans originated with the intent to resell are classified as AHFS.

Loans originated and classified as HFI are recorded at amortized cost. Loan origination fees and certain direct origination costs are deferred and recognized as adjustments to interest income over the lives of the related loans. Unearned income on leases and discounts and premiums on loans purchased are amortized to interest income using the effective interest method. Direct financing leases originated and classified as HFI are recorded at the aggregate future minimum lease payments plus estimated residual values less unearned finance income. Management performs periodic reviews of estimated residual values, with other than temporary impairment (“OTTI”) recognized in current period earnings.

Operating lease equipment is carried at cost less accumulated depreciation. Operating lease equipment is depreciated to its estimated residual value using the straight-line method over the lease term or estimated useful life of the asset.

In the operating lease portfolio, maintenance costs incurred that exceed maintenance funds collected for commercial aircraft are expensed if they do not provide a future economic benefit and do not extend the useful life of the aircraft. Such costs may include costs of routine aircraft operation and costs of maintenance and spare parts incurred in connection with re-leasing an aircraft and during the transition between leases. For such maintenance costs that are not capitalized, a charge is recorded in expense at the time the costs are incurred. Income recognition related to maintenance funds collected and not used during the life of the lease is deferred to the extent management estimates costs will be incurred by subsequent lessees performing scheduled maintenance. Upon the disposition of an aircraft, any excess maintenance funds that exist are recognized as Other Income.

If it is determined that a loan should be transferred from HFI to AHFS, then the balance is transferred at the lower of cost or fair value. At the time of transfer, a write-down of the loan is recorded as a charge-off when the carrying amount exceeds fair value and the difference relates to credit quality, otherwise the write-down is recorded as a reduction in Other Income, and any allowance for loan loss is reversed. Once classified as AHFS, the amount by which the carrying value exceeds fair value is recorded as a valuation allowance and is reflected as a reduction to Other Income.

If it is determined that a loan should be transferred from AHFS to HFI, the loan is transferred at the lower of cost or fair value on the transfer date, which coincides with the date of change in management’s intent. The difference between the carrying value of the loan and the fair value, if lower, is reflected as a loan discount at the transfer date, which reduces its carrying value. Subsequent to the transfer, the discount is accreted into earnings

CIT ANNUAL REPORT 2013    93

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

as an increase to interest income over the life of the loan using the effective interest method.

Revenue Recognition

Interest income on loans (both HFI and AHFS) and direct financing leases is recognized using the effective interest method or on a basis approximating a level rate of return over the life of the asset. Interest income includes a component of accretion of the fair value discount on loans and lease receivables recorded in connection with Fresh Start Accounting (“FSA”), which is accreted using the effective interest method as a yield adjustment over the remaining term of the loan and recorded in interest income. See Fresh Start Accounting further in this section.

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

With respect to assets transferred from HFI to AHFS, a charge off is recognized to the extent carrying value exceeds the expected cash flows and the difference relates to credit quality.

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

Finance receivables are divided into the following five portfolio segments, which correspond to the Company’s business segments; Corporate Finance; Transportation Finance; Trade Finance; Vendor Finance and Consumer. Within each portfolio segment, credit risk is assessed and monitored in the following classes of loans; Corporate Finance – SBL (Small Business Lending); Corporate Finance – commercial real estate (CRE); Corporate Finance – other; Transportation Finance; Trade Finance; Vendor Finance – U.S.; Vendor Finance – International; and Consumer. The allowance is estimated based upon the finance receivables in the respective class.

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

Item 8:  Financial Statements and Supplementary Data

94    CIT ANNUAL REPORT 2013

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Company’s internal system of probability of default and loss severity ratings, among other factors, is applicable to all the portfolio segments.

Impaired Finance Receivables

Impaired finance receivables (including loans or capital leases) of $500 thousand or greater that are placed on non-accrual status, largely in the Corporate Finance – Real Estate Finance, Corporate Finance – other, Trade Finance and Transportation Finance loan classes, are subject to periodic individual review by the Company’s problem loan management (“PLM”) function. The Company excludes consumer loans and small-ticket loan and lease receivables, largely in the two Vendor Finance and Corporate Finance – SBL loan classes, that have not been modified in a troubled debt restructuring, as well as short-term factoring receivables, from its impaired finance receivables disclosures as charge-offs are typically determined and recorded for such loans beginning at 120-150 days of contractual delinquency.

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

Charge-off of Finance Receivables

Charge-offs on commercial loans are recorded after considering such factors as the borrower’s financial condition, the value of underlying collateral and guarantees (including recourse to dealers and manufacturers), and the status of collection activities. Such charge-offs are deducted from the carrying value of the related finance receivables. This policy is largely applicable in the Corporate Finance – Real Estate Finance, Corporate Finance – other, Trade Finance and Transportation Finance loan classes. Charge-offs on consumer and certain small ticket commercial finance receivables, primarily in the Vendor Finance and Consumer segments and the Corporate Finance – SBL loan class, are recorded beginning at 120 to150 days of contractual delinquency. Charge-offs on loans originated are reflected in the provision for credit losses. Charge-offs on loans with an FSA discount are first allocated to the respective loan’s fresh start discount, then to the extent a charge-off amount exceeds such discount, to provision for credit losses. Collections on accounts previously charged off in the post-emergence period are recorded as recoveries in the provision for credit losses. Collections on accounts previously charged off in the pre-emergence period are recorded as recoveries in other income. Collections on accounts previously charged off prior to transfer to AHFS are recorded as recoveries in other income.

Delinquent Finance Receivables

A loan is considered past due for financial reporting purposes if default of contractual principal or interest exists for a period of 30 days or more. Past due loans consist of both loans that are still accruing interest as well as loans on non-accrual status.

Long-Lived Assets

A review for impairment of long-lived assets, such as operating lease equipment, is performed at least annually or when events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Impairment of assets is determined by comparing the carrying amount to future undiscounted net cash flows expected to be generated. If an asset is impaired, the impairment is the amount by which the carrying amount exceeds the fair value of the asset. Fair value is based upon discounted cash flow analysis and available market data. Current lease rentals, as well as relevant and available market information (including third party sales for similar equipment, and published appraisal data), are considered both in determining undiscounted future cash flows when testing for the existence of impairment and in determining estimated fair value in measuring impairment. Depreciation expense is adjusted when projected fair value at the end of the lease term is below the projected book value at the end of the lease term. Assets to be disposed of are included in assets held for sale in the Consolidated Balance Sheet and reported at the lower of the carrying amount or fair value less disposal costs.

Investments

Debt and equity securities classified as “available-for-sale” (“AFS”) are carried at fair value with changes in fair value reported in accumulated other comprehensive income (“AOCI”), net of applicable income taxes. Credit- related declines in fair value that are determined to be OTTI are immediately recorded in earnings. Realized gains and losses on sales are included in Other income on a specific identification basis, and interest and dividend income on AFS securities is included in Interest and dividends on interest bearing deposits and investments.

Debt securities classified as “held-to-maturity” (“HTM”) represent securities that the Company has both the ability and the intent to hold until maturity, and are carried at amortized cost. Interest on such securities is included in Interest and dividends on interest bearing deposits and investments.

Debt and marketable equity security purchases and sales are recorded as of the trade date.

Equity securities without readily determinable fair values are generally carried at cost or the equity method of accounting and periodically assessed for OTTI, with the net asset values reduced when impairment is deemed to be other-than-temporary. Equity method investments are recorded at cost, adjusted to reflect the Company’s portion of income, loss or dividend of the investee.

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

CIT ANNUAL REPORT 2013    95

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Amortized cost is defined as the original purchase cost, plus or minus any accretion or amortization of a purchase discount or premium. Regardless of the classification of the securities as AFS or HTM, the Company assesses each investment with an unrealized loss for impairment.

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

Goodwill and Other Identified Intangibles

The Company’s goodwill represents the excess of the reorganization equity value over the fair value of tangible and identifiable intangible assets, net of liabilities as of the emergence date. The goodwill was assigned to reporting units at the date the goodwill was initially recorded. Once the goodwill was assigned to the segment (or “reporting unit”) level, it no longer retained its association with a particular transaction, and all of the activities within the reporting unit, whether acquired or internally generated, are available to evaluate the value of goodwill.

Goodwill is not amortized but it is subject to impairment testing at the reporting unit on an annual basis, or more often if events or circumstances indicate there may be impairment. The Company follows guidance in ASU 2011-08, Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment that includes the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two-step impairment test as required in ASC 350, Intangibles – Goodwill and Other. Examples of qualitative factors to assess include macroeconomic conditions, industry and market considerations, market changes affecting the Company’s products and services, overall financial performance, and company specific events affecting operations.

If the Company does not perform the qualitative assessment or upon performing the qualitative assessment concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, CIT would be required to perform the first step of the two-step goodwill impairment test for that reporting unit. The first step involves comparing the fair value of the reporting unit with its carrying value, including goodwill as measured by allocated equity. If the fair value of the reporting unit exceeds its carrying value, goodwill in that unit is not considered impaired. However, if the carrying value exceeds its fair value, step two must be performed to assess potential impairment. In step two, the implied fair value of the reporting unit’s goodwill (the reporting unit fair value less its carrying amount, excluding goodwill) is compared with the carrying amount of the goodwill. An impairment loss would be recorded in the amount that the carrying amount of goodwill exceeds its implied fair value. Reporting unit fair values are primarily estimated using discounted cash flow models. See Note 24 for further details.

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

Item 8:  Financial Statements and Supplementary Data

96    CIT ANNUAL REPORT 2013

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Fair Value

CIT measures the fair value of its financial assets and liabilities in accordance with ASC 820 Fair Value Measurements, which defines fair value, establishes a consistent framework for measuring fair value and requires disclosures about fair value measurements. The Company categorizes its financial instruments, based on the priority of inputs to the valuation techniques, according to the following three-tier fair value hierarchy:

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

Income Taxes

Deferred tax assets and liabilities are recognized for the expected future taxation of events that have been reflected in the Consolidated Financial Statements. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax basis of particular assets and liabilities, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to reduce the reported amount of any net deferred tax assets of a reporting entity if, based upon the relevant facts and circumstances, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company is subject to the income tax laws of the United States, its states and municipalities and those of the foreign jurisdictions in which the Company operates. These tax laws are complex, and the manner in which they apply to the taxpayer’s facts is sometimes open to interpretation. Given these inherent complexities, the Company must make judgments in assessing the likelihood that a beneficial income tax position will be

CIT ANNUAL REPORT 2013    97

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

sustained upon examination by the taxing authorities based on the technical merits of the tax position. An income tax benefit is recognized only when, based on management’s judgment regarding the application of income tax laws, it is more likely than not that the tax position will be sustained upon examination. The amount of benefit recognized for financial reporting purposes is based on management’s best judgment of the most likely outcome resulting from examination given the facts, circumstances and information available at the reporting date. The Company adjusts the level of unrecognized tax benefits when there is new information available to assess the likelihood of the outcome. Liabilities for uncertain income tax positions are included in current taxes payable, which is reflected in accrued liabilities and payables. Accrued interest and penalties for unrecognized tax positions are recorded in income tax expense.

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

The Company accounts for its VIEs in accordance with Accounting Standards Update (“ASU”) No. 2009-16, Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets and ASU No. 2009-17, Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. ASU 2009-17 amended the VIEs Subsections of ASC Subtopic 810-10 to require former qualified special purpose entities to be evaluated for consolidation and also changed the approach to determining a VIE’s primary beneficiary (“PB”) and required companies to more frequently reassess whether they must consolidate VIEs. Under the new guidance, the PB is the party that has both (1) the power to direct the activities of an entity that most significantly impact the VIE’s economic performance; and (2) through its interests in the VIE, the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

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

Item 8:  Financial Statements and Supplementary Data

98    CIT ANNUAL REPORT 2013

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-interest Income

Non-interest income is recognized in accordance with relevant authoritative pronouncements and includes rental income on operating leases and other income. Other income includes (1) factoring commissions, (2) gains and losses on sales of equipment (3) fee revenues, including fees on lines of credit, letters of credit, capital markets related fees, agent and advisory fees and servicing fees (4) gains and losses on loan and portfolio sales, (5) recoveries on loans charged-off pre-emergence and loans charged-off prior to transfer to AHFS, (6) gains and losses on investments, (7) gains and losses on derivatives and foreign currency exchange, (8) counterparty receivable accretion, (9) impairment on assets held for sale, and (10) other revenues.

Other Expenses

Other expenses include (1) depreciation on operating lease equipment, (2) operating expenses, which include compensation and benefits, technology costs, professional fees, occupancy expenses, provision for severance and facilities exiting activities, advertising and marketing, and other expenses and (3) losses on debt extinguishments.

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

Earnings per Share (“EPS”)

Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted-average number of common shares outstanding increased by the weighted-average potential impact of dilutive securities. The Company’s potential dilutive instruments include restricted unvested stock grants, performance stock grants and stock options. The dilutive effect is computed using the treasury stock method, which assumes the conversion of these instruments. However, in periods when there is a net loss, these shares would not be included in the EPS computation as the result would have an anti-dilutive effect.

Accounting for Costs Associated with Exit or Disposal Activities

A liability for costs associated with exit or disposal activities, other than in a business combination, is recognized when the liability is incurred. The liability is measured at fair value, with adjustments for changes in estimated cash flows recognized in earnings.

Consolidated Statements of Cash Flows

Unrestricted cash and cash equivalents includes cash and interest-bearing deposits, which are primarily overnight money market investments and short term investments in mutual funds. The Company maintains cash balances principally at financial institutions located in the U.S. and Canada. The balances are not insured in all cases. Cash and cash equivalents also include amounts at CIT Bank, which are only available for the bank’s funding and investment requirements. Cash inflows and outflows from customer deposits are generally greater than 90 days and are presented on a net basis. Most factoring receivables are presented on a net basis in the Statements of Cash Flows, as factoring receivables are generally less than 90 days.

Cash receipts and cash payments resulting from purchases and sales of loans, securities, and other financing and leasing assets are classified as operating cash flows in accordance with ASC 230-10-45-21 when these assets are originated/acquired and designated specifically for resale.

Activity for loans originated or acquired for investment purposes, including those subsequently transferred to AHFS, is classified in the investing section of the statement of cash flows in accordance with ASC 230-10-45-12 and 230-10-45-13. The vast majority of the Company’s loan originations are for investment purposes. Cash receipts resulting from sales of loans, beneficial interests and other financing and leasing assets that were not specifically originated and/or acquired and designated for resale are classified as investing cash inflows regardless of subsequent classification.

Fresh Start Accounting

The consolidated financial statements include the effects of adopting Fresh Start Accounting (“FSA”) upon the Company’s emergence from bankruptcy on December 10, 2009, based on a convenience date of December 31, 2009 (the “Convenience Date”), as required by U.S. GAAP. Accretion and amortization of certain FSA adjustments are included in the consolidated Statements of Operations and Cash Flows.

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

For finance receivables that were considered impaired at the FSA date and for which the cash flows were evaluated based on expected cash flows that were less than contractual cash flows, there is an accretable and a non-accretable discount. The accretable discount is accreted using the effective interest method as a yield adjustment over the remaining term of the loan and recorded in Interest Income. The non-accretable discount reflects the present value of the difference between the excess of cash flows contractually required to be paid and expected cash flows (i.e. credit component). The non-accretable discount is recorded as a reduction to finance receivables and serves to reduce future charge-offs or is reclassified to accretable discount should expected cash flows improve. The accretable discount on finance receivables that are on non-accrual does not accrete until the account returns to performing status. Operating lease equipment purchased prior to emergence from bankruptcy in 2009 was recorded at estimated fair value at emergence and is carried at that new basis less accumulated depreciation.

CIT ANNUAL REPORT 2013    99

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revisions

In preparing the interim financial statements for September 30, 2013, the Company discovered and corrected in its third quarter report on Form 10-Q an immaterial error impacting the classification of cash and due from banks and interest bearing deposits in the amount of $430 million as of December 31, 2012. The reclassification error had no impact on the Company’s statements of operations or cash flows for any periods.

NEW ACCOUNTING PRONOUNCEMENTS

Foreign Currency Matters

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, which provides that a cumulative translation adjustment (“CTA”) is attached to the parent’s investment in a foreign entity and should be released in a manner consistent with the derecognition guidance on investments in entities. Thus, the entire amount of the CTA associated with the foreign entity would be released when there has been a:

-	Sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity.

-	Loss of a controlling financial interest in an investment in a foreign entity (i.e., the foreign entity is deconsolidated).

-	Step acquisition for a foreign entity (i.e., when an entity has changed from applying the equity method for an investment in a foreign entity to consolidating the foreign entity).

The ASU does not change the requirement to release a pro rata portion of the CTA of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity.

The guidance is effective for fiscal years (and interim periods within those fiscal years) beginning on or after December 15, 2013, with early adoption permitted. The ASU should be applied prospectively from the beginning of the fiscal year of adoption. The adoption of this guidance will not have a significant impact on CIT’s financial statements or disclosures.

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

To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date.

The amended guidance is effective for fiscal years (and interim periods within those fiscal years) beginning on or after December 15, 2013, with early adoption permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this guidance will not have a significant impact on CIT’s financial statements or disclosures.

Item 8:  Financial Statements and Supplementary Data

100    CIT ANNUAL REPORT 2013

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — LOANS

Finance receivables consist of the following:

Finance Receivables by Product (dollars in millions)

	December 31, 2013	December 31, 2012
Loans(1)	$13,814.3	$16,082.3
Direct financing leases and leveraged leases(1)	4,814.9	4,765.3
Finance receivables	18,629.2	20,847.6
Finance receivables held for sale	4,168.8	302.8
Finance receivables and held for sale receivables(2)	$22,798.0	$21,150.4

(1)	In 2013, the Company discovered and corrected an immaterial error related to the classification of loans and leases at December 31, 2012. The 2012 amount has been conformed to the current year presentation.

(2)	Assets held for sale in the balance sheet includes finance receivables and operating lease equipment. As discussed in subsequent tables, since the Company manages the credit risk and collections of finance receivables held for sale consistently with its finance receivables held for investment, the applicable amount is presented.

The following table presents finance receivables by segment, based on obligor location:

Finance Receivables (dollars in millions)

	December 31, 2013			December 31, 2012
	Domestic	Foreign	Total	Domestic	Foreign	Total
Corporate Finance	$8,310.2	$1,155.7	$9,465.9	$7,162.7	$1,013.2	$8,175.9
Transportation Finance	900.1	1,281.2	2,181.3	1,219.8	633.4	1,853.2
Trade Finance	2,134.3	128.1	2,262.4	2,177.2	128.1	2,305.3
Vendor Finance	2,635.8	2,083.8	4,719.6	2,459.1	2,359.6	4,818.7
Consumer	–	–	–	3,684.4	10.1	3,694.5
Total	$13,980.4	$4,648.8	$18,629.2	$16,703.2	$4,144.4	$20,847.6

The following table presents selected components of the net investment in finance receivables.

Components of Net Investment in Finance Receivables (dollars in millions)

	December 31, 2013	December 31, 2012
Unearned income	$(942.0)	$(995.2)
Equipment residual values	669.2	694.5
Unamortized (discounts)	(47.9)	(40.5)
Net unamortized deferred costs and (fees)	49.7	51.4
Leveraged lease third party non-recourse debt payable	(203.8)	(227.9)

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

The definitions of these ratings are as follows:

-	Pass – finance receivables in this category do not meet the criteria for classification in one of the categories below.

-	Special mention – a special mention asset exhibits potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects.

-	Classified – a classified asset ranges from: (1) assets that exhibit a well-defined weakness and are inadequately protected by the current sound worth and paying capacity of the borrower, and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected to (2) assets with weaknesses that make collection or liquidation in full unlikely on the basis of current facts, conditions, and values. Assets in this classification can be accruing or on non-accrual depending on the evaluation of these factors.

CIT ANNUAL REPORT 2013    101

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Finance and Held for Sale Receivables — By Risk Rating (dollars in millions)

Grade:	Corporate Finance – Other	Corporate Finance – Real Estate Finance	Corporate Finance – SBL	Transportation Finance	Trade Finance	Vendor Finance U.S.	Vendor Finance International	Commercial	Consumer	Total
December 31, 2013
Pass	$6,579.0	$1,554.8	$114.8	$1,980.9	$1,804.6	$2,154.8	$2,158.9	$16,347.8	$2,954.2	$19,302.0
Special mention	864.5	–	262.4	79.3	314.7	246.7	196.6	1,964.2	121.4	2,085.6
Classified – accruing	309.8	–	67.6	106.8	138.9	184.0	63.7	870.8	298.9	1,169.7
Classified – non-accrual	84.5	–	42.2	14.3	4.2	50.3	45.2	240.7	–	240.7
Total	$7,837.8	$1,554.8	$487.0	$2,181.3	$2,262.4	$2,635.8	$2,464.4	$19,423.5	$3,374.5	$22,798.0
December 31, 2012
Pass	$5,615.5	$616.1	$166.1	$1,492.4	$1,913.2	$2,057.0	$2,340.5	$14,200.8	$3,251.2	$17,452.0
Special mention	759.5	–	358.6	184.1	266.9	194.0	161.8	1,924.9	213.5	2,138.4
Classified – accruing	408.2	–	96.7	136.2	119.2	160.4	77.7	998.4	229.8	1,228.2
Classified – non-accrual	148.9	–	63.0	40.5	6.0	45.5	26.3	330.2	1.6	331.8
Total	$6,932.1	$616.1	$684.4	$1,853.2	$2,305.3	$2,456.9	$2,606.3	$17,454.3	$3,696.1	$21,150.4

Past Due and Non-accrual Loans

The table that follows presents portfolio delinquency status, regardless of accrual/non-accrual classification:

Finance and Held for Sale Receivables — Delinquency Status (dollars in millions)

	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Finance Receivables
December 31, 2013
Commercial
Corporate Finance – Other	$1.6	$0.6	$18.1	$20.3	$7,817.5	$7,837.8
Corporate Finance – Real Estate Finance	–	–	–	–	1,554.8	1,554.8
Corporate Finance – SBL	11.3	3.8	7.6	22.7	464.3	487.0
Transportation Finance	18.3	0.9	0.5	19.7	2,161.6	2,181.3
Trade Finance	47.9	2.4	1.0	51.3	2,211.1	2,262.4
Vendor Finance – U.S.	102.4	24.5	15.9	142.8	2,493.0	2,635.8
Vendor Finance – International	61.7	20.6	23.5	105.8	2,358.6	2,464.4
Total Commercial	243.2	52.8	66.6	362.6	19,060.9	19,423.5
Consumer	113.0	74.1	223.7	410.8	2,963.7	3,374.5
Total	$356.2	$126.9	$290.3	$773.4	$22,024.6	$22,798.0
December 31, 2012
Commercial
Corporate Finance – Other	$–	$0.3	$4.0	$4.3	$6,927.8	$6,932.1
Corporate Finance – Real Estate Finance	–	–	–	–	616.1	616.1
Corporate Finance – SBL	18.0	2.9	12.5	33.4	651.0	684.4
Transportation Finance	4.0	0.9	0.7	5.6	1,847.6	1,853.2
Trade Finance	79.3	3.4	5.6	88.3	2,217.0	2,305.3
Vendor Finance – U.S.	56.1	18.0	12.4	86.5	2,370.4	2,456.9
Vendor Finance – International	55.2	12.3	8.2	75.7	2,530.6	2,606.3
Total Commercial	212.6	37.8	43.4	293.8	17,160.5	17,454.3
Consumer	135.2	80.8	231.7	447.7	3,248.4	3,696.1
Total	$347.8	$118.6	$275.1	$741.5	$20,408.9	$21,150.4

Item 8:  Financial Statements and Supplementary Data

102    CIT ANNUAL REPORT 2013

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

Finance Receivables on Non-accrual Status (dollars in millions)

	December 31, 2013			December 31, 2012
	Held for Investment	Held for Sale	Total	Held for Investment	Held for Sale	Total
Commercial
Corporate Finance – Other	$84.2	$0.3	$84.5	$148.6	$0.3	$148.9
Corporate Finance – SBL	7.0	35.2	42.2	60.3	2.7	63.0
Transportation Finance	14.3	–	14.3	40.5	–	40.5
Trade Finance	4.2	–	4.2	6.0	–	6.0
Vendor Finance – U.S.	50.3	–	50.3	45.5	–	45.5
Vendor Finance – International	40.0	5.2	45.2	24.3	2.0	26.3
Consumer	–	–	–	–	1.6	1.6
Total non-accrual loans	$200.0	$40.7	$240.7	$325.2	$6.6	$331.8
Repossessed assets			7.0			9.9
Total non-performing assets			$247.7			$341.7
Accruing loans past due 90 days or more
Government guaranteed – Consumer			$223.7			$231.4
Other			10.0			3.4
Total			$233.7			$234.8

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

The following table contains information about impaired finance receivables and the related allowance for loan losses, exclusive of finance receivables that were identified as impaired at the Convenience Date for which the Company is applying the income recognition and disclosure guidance in ASC 310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality, which are disclosed further below in this note.

CIT ANNUAL REPORT 2013    103

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired Loans at or for the year ended December 31, 2013 (dollars in millions)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Commercial
Corporate Finance – Other	$144.5	$159.3	$–	$153.4
Corporate Finance – SBL	7.6	7.8	–	19.9
Transportation Finance	–	–	–	6.8
Trade Finance	9.1	9.1	–	10.0
Vendor Finance – U.S.	4.2	5.4	–	4.6
Vendor Finance – International	11.1	31.6	–	13.4
With an allowance recorded:
Commercial
Corporate Finance – Other	42.2	42.6	28.8	74.5
Corporate Finance – SBL	–	–	–	1.0
Transportation Finance	14.3	14.3	0.6	12.4
Trade Finance	4.2	4.2	1.0	4.6
Total Commercial Impaired Loans(1)	237.2	274.3	30.4	300.6
Total Loans Impaired at Convenience Date(2)	54.1	87.7	1.0	80.5
Total	$291.3	$362.0	$31.4	$381.1

Impaired Loans at or for the year ended December 31, 2012 (dollars in millions)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Commercial
Corporate Finance – Other	$179.9	$231.9	$–	$199.8
Corporate Finance – SBL	39.1	52.6	–	40.7
Transportation Finance	11.3	29.1	–	7.8
Trade Finance	10.1	13.3	–	29.7
Vendor Finance – U.S.	4.7	12.2	–	7.7
Vendor Finance – International	8.4	20.0	–	9.7
With an allowance recorded:
Commercial
Corporate Finance – Other	102.4	106.7	32.3	111.0
Corporate Finance – SBL	2.4	2.7	1.0	10.4
Transportation Finance	29.1	29.3	8.9	29.0
Trade Finance	6.0	6.0	1.3	12.2
Total Commercial Impaired Loans	393.4	503.8	43.5	458.0
Total Loans Impaired at Convenience date(2)	106.7	260.8	1.5	147.4
Total	$500.1	$764.6	$45.0	$605.4

(1)	Interest income recorded for the year ended December 31, 2013 while the loans were impaired was $17.7 million of which $3.5 million was interest recognized using cash-basis method of accounting. Interest income recorded for the year ended December 31, 2012 while the loans were impaired was $21.3 million of which $4.3 million was interest recognized using the cash-basis method of accounting.

(2)	Details of finance receivables that were identified as impaired at the Convenience date are presented under Loans and Debt Securities Acquired with Deteriorated Credit Quality.

Item 8:  Financial Statements and Supplementary Data

104    CIT ANNUAL REPORT 2013

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment occurs when, based on current information and events, it is probable that CIT will be unable to collect all amounts due according to contractual terms of the agreement. The Company has established review and monitoring procedures designed to identify, as early as possible, customers that are experiencing financial difficulty. Credit risk is captured and analyzed based on the Company’s internal probability of obligor default (PD) and loss given default (LGD) ratings. A PD rating is determined by evaluating borrower credit-worthiness, including analyzing credit history, financial condition, cash flow adequacy, financial performance and management quality. An LGD rating is predicated on transaction structure, collateral valuation and related guarantees or recourse. Further, related considerations in determining probability of collection include the following:

-	Instances where the primary source of payment is no longer sufficient to repay the loan in accordance with terms of the loan document;

-	Lack of current financial data related to the borrower or guarantor;

-	Delinquency status of the loan;

-	Borrowers experiencing problems, such as operating losses, marginal working capital, inadequate cash flow, excessive financial leverage or business interruptions;

-	Loans secured by collateral that is not readily marketable or that has experienced or is susceptible to deterioration in realizable value; and

-	Loans to borrowers in industries or countries experiencing severe economic instability.

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

The following summarizes key elements of the Company’s policy regarding the determination of collateral fair value in the measurement of impairment:

-	“Orderly liquidation value” is the basis for collateral valuation;

-	Appraisals are updated annually or more often as market conditions warrant; and

-	Appraisal values are discounted in the determination of impairment if the:

-	appraisal does not reflect current market conditions; or

-	collateral consists of inventory, accounts receivable, or other forms of collateral that may become difficult to locate, collect or subject to pilferage in a liquidation.

Loans and Debt Securities Acquired with Deteriorated Credit Quality

For purposes of this presentation, finance receivables that were identified as impaired at the Convenience Date are presented separately below. The Company is applying the income recognition and disclosure guidance in ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, to loans considered impaired under FSA at the time of emergence.

Loans Acquired with Deteriorated Credit Quality (dollars in millions)

	December 31, 2013(1)			December 31, 2012(1)
	Carrying Amount	Outstanding Balance(2)	Allowance for Loan Losses	Carrying Amount	Outstanding Balance(2)	Allowance for Loan Losses
Commercial	$54.1	$87.7	$1.0	$106.7	$260.8	$1.5
Total loans	$54.1	$87.7	$1.0	$106.7	$260.8	$1.5

(1)	The table excludes amounts in Assets Held for Sale with a carrying amount of $12 million and $3 million at December 31, 2013 and December 31, 2012, respectively, and outstanding balances of $26 million and $16 million, respectively.

(2)	Represents the sum of contractual principal, interest and fees earned at the reporting date, calculated as pre-FSA net investment plus inception to date charge-offs.

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

CIT uses a consistent methodology across all loans to determine if a modification is with a borrower that has been determined to be in financial difficulty and was granted a concession. Specifically, the Company’s policies on TDR identification include the following examples of indicators used to determine whether the borrower is in financial difficulty:

-	Borrower is in default with CIT or other material creditor

-	Borrower has declared bankruptcy

-	Growing doubt about the borrower’s ability to continue as a going concern

-	Borrower has (or is expected to have) insufficient cash flow to service debt

-	Borrower is de-listing securities

-	Borrower’s inability to obtain funds from other sources

-	Breach of financial covenants by the borrower.

If the borrower is determined to be in financial difficulty, then CIT utilizes the following criteria to determine whether a concession has been granted to the borrower:

-	Assets used to satisfy debt are less than CIT’s recorded investment in the receivable

-	Modification of terms – interest rate changed to below market rate

-	Maturity date extension at an interest rate less than market rate

-	The borrower does not otherwise have access to funding for debt with similar risk characteristics in the market at the restructured rate and terms

CIT ANNUAL REPORT 2013    105

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-	Capitalization of interest

-	Increase in interest reserves

-	Conversion of credit to Payment-In-Kind (PIK)

-	Delaying principal and/or interest for a period of three months or more

-	Partial forgiveness of the balance.

Modified loans that meet the definition of a TDR are subject to the Company’s standard impaired loan policy, namely that non-accrual loans in excess of $500,000 are individually reviewed for impairment, while non-accrual loans less than $500,000 are considered as part of homogenous pools and are included in the determination of the non-specific allowance.

The recorded investment of TDRs at December 31, 2013 and December 31, 2012 was $220.9 million and $289.1 million, of which 33% and 29%, respectively were on non-accrual. Corporate Finance receivables accounted for 93% of the total TDRs at December 31, 2013 and 91% at December 31, 2012. At December 31, 2013 and 2012, there were $7.1 million and $6.3 million, respectively, of commitments to lend additional funds to borrowers whose loan terms have been modified in TDRs.

The tables that follow present additional information related to modifications qualifying as TDRs that occurred during the years ended December 31, 2013 and 2012.

Recorded investment of TDRs that occurred during the year ended December 31, 2013 and 2012 (dollars in millions)

	Years Ended December 31,
	2013	2012
Commercial
Corporate Finance – Other	$12.2	$31.4
Corporate Finance – SBL	9.7	15.1
Vendor Finance – U.S.	0.2	2.1
Vendor Finance – International	2.5	1.3
Total	$24.6	$49.9

Recorded investment of TDRs that experience a payment default(1) at the time of default, in the period presented, and for which the payment default occurred within one year of the modification (dollars in millions)

	Years Ended December 31,
	2013	2012
Commercial
Corporate Finance – Other	$0.5	$0.2
Corporate Finance – SBL	3.0	3.9
Vendor Finance – U.S.	0.2	0.2
Vendor Finance – International	2.0	0.1
Total	$5.7	$4.4

(1)	Payment default in the table above is one missed payment.

The financial impact of the various modification strategies that the Company employs in response to borrower difficulties is described below. While the discussion focuses on current year amounts, the overall nature and impact of modification programs were comparable in the prior year.

-	The nature of modifications qualifying as TDR’s, based upon recorded investment at December 31, 2013 and December 31, 2012, was comprised of payment deferral for 88% and 86%, covenant relief and/or other for 11% and 8%, and interest rate reductions and debt forgiveness for 1% and 6%, respectively;

-	Payment deferrals, the Company’s most common type of modification program, result in lower net present value of cash flows and increased provision for credit losses to the extent applicable. The financial impact of these modifications is not significant given the moderate length of deferral periods;

-	Interest rate reductions result in lower amounts of interest being charged to the customer, but are a relatively small part of the Company’s restructuring programs. Additionally, in some instances, modifications improve the Company’s economic return through increased interest rates and fees, but are reported as TDRs due to assessments regarding the borrowers’ ability to independently obtain similar funding in the market and assessments of the relationship between modified rates and terms and comparable market rates and terms. The weighted average change in interest rates for all TDRs occurring during the years ended December 31, 2013 and 2012 were immaterial;

-	Debt forgiveness, or the reduction in amount owed by borrower, results in incremental provision for credit losses, in the form of higher charge-offs. While these types of modifications have the greatest individual impact on the allowance, the amounts of principal forgiveness for TDRs occurring during 2013 and 2012 totaled $12.2 million and $1.4 million, respectively, as debt forgiveness is a relatively small component of the Company’s modification programs; and

-	The other elements of the Company’s modification programs do not have a significant impact on financial results given their relative size, or do not have a direct financial impact, as in the case of covenant changes.

Item 8:  Financial Statements and Supplementary Data

106    CIT ANNUAL REPORT 2013

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — ALLOWANCE FOR LOAN LOSSES

Allowance for Loan Losses and Recorded Investment in Finance Receivables

As of and for the Years Ended December 31 (dollars in millions)

	2013
	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Total Commercial	Consumer	Total
Beginning balance	$229.9	$36.3	$27.4	$85.7	$379.3	$–	$379.3
Provision for credit losses	19.0	(1.0)	(4.4)	51.3	64.9	–	64.9
Other(1)	(4.1)	(0.8)	(0.9)	(1.6)	(7.4)	–	(7.4)
Gross charge-offs(2)	(44.8)	(4.5)	(4.4)	(84.9)	(138.6)	–	(138.6)
Recoveries	17.5	2.0	7.8	30.6	57.9	–	57.9
Allowance balance – end of period	$217.5	$32.0	$25.5	$81.1	$356.1	$–	$356.1
Allowance balance:
Loans individually evaluated for impairment	$28.8	$0.6	$1.0	$–	$30.4	$–	$30.4
Loans collectively evaluated for impairment	188.2	31.4	24.5	80.6	324.7	–	324.7
Loans acquired with deteriorated credit quality(3)	0.5	–	–	0.5	1.0	–	1.0
Allowance balance – end of period	$217.5	$32.0	$25.5	$81.1	$356.1	$–	$356.1
Other reserves(1)	$19.4	$1.5	$6.9	$–	$27.8	$–	$27.8
Finance receivables:
Loans individually evaluated for impairment	$194.3	$14.3	$13.3	$15.3	$237.2	$–	$237.2
Loans collectively evaluated for impairment	9,219.5	2,167.0	2,249.1	4,702.3	18,337.9	–	18,337.9
Loans acquired with deteriorated credit quality(3)	52.1	–	–	2.0	54.1	–	54.1
Ending balance	$9,465.9	$2,181.3	$2,262.4	$4,719.6	$18,629.2	$–	$18,629.2
Percent of loans to total loans	50.8%	11.7%	12.2%	25.3%	100.0%	–	100.0%

	2012
Beginning balance	$262.2	$29.3	$29.0	$87.3	$407.8	$–	$407.8
Provision for credit losses	7.3	18.0	(0.9)	26.5	50.9	0.7	51.6
Other(1)	(7.2)	0.7	0.1	0.7	(5.7)	(0.2)	(5.9)
Gross charge-offs(2)	(52.7)	(11.7)	(8.6)	(67.8)	(140.8)	(1.0)	(141.8)
Recoveries	20.3	–	7.8	39.0	67.1	0.5	67.6
Allowance balance – end of period	$229.9	$36.3	$27.4	$85.7	$379.3	$–	$379.3
Allowance balance:
Loans individually evaluated for impairment	$33.3	$8.9	$1.3	$–	$43.5	$–	$43.5
Loans collectively evaluated for impairment	195.7	27.4	26.1	85.1	334.3	–	334.3
Loans acquired with deteriorated credit quality(3)	0.9	–	–	0.6	1.5	–	1.5
Allowance balance – end of period	$229.9	$36.3	$27.4	$85.7	$379.3	$–	$379.3
Other reserves(1)	$16.4	$0.6	$6.0	$–	$23.0	$0.2	$23.2
Finance receivables:
Loans individually evaluated for impairment	$323.8	$40.4	$16.1	$13.1	$393.4	$–	$393.4
Loans collectively evaluated for impairment	7,754.1	1,812.8	2,289.2	4,796.9	16,653.0	3,694.5	20,347.5
Loans acquired with deteriorated credit quality(3)	98.0	–	–	8.7	106.7	–	106.7
Ending balance	$8,175.9	$1,853.2	$2,305.3	$4,818.7	$17,153.1	$3,694.5	$20,847.6
Percent of loans to total loans	39.2%	8.9%	11.1%	23.1%	82.3%	17.7%	100.0%

(1)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit and for deferred purchase agreements, all of which is recorded in Other Liabilities. “Other” also includes changes relating to sales and foreign currency translations.

(2)	Gross charge-offs included $18 million and $38 million charged directly to the Allowance for loan losses for the years ended December 31, 2013 and 2012, respectively. In 2013, $17 million related to Corporate Finance and $1 million related to Trade Finance. In 2012, $28 million related to Corporate Finance, $8 million related to Transportation Finance and $2 million related to Trade Finance.

(3)	Represents loans considered impaired in FSA and are accounted for under the guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality).

CIT ANNUAL REPORT 2013    107

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — OPERATING LEASE EQUIPMENT

The following table provides the net book value (net of accumulated depreciation of $1.5 billion at December 31, 2013 and $1.2 billion at December 31, 2012) of operating lease equipment, by equipment type.

Operating Lease Equipment (dollars in millions)

	December 31, 2013	December 31, 2012
Commercial aircraft (including regional aircraft)	$8,229.1	$8,061.4
Railcars and locomotives	4,500.1	4,053.1
Other equipment	306.2	297.2
Total(1)	$13,035.4	$12,411.7

(1)	Includes equipment off-lease of $144.7 million and $202.5 million at December 31, 2013 and 2012, respectively, primarily consisting of rail and aerospace assets.

The following table presents future minimum lease rentals due on non-cancelable operating leases at December 31, 2013. Excluded from this table are variable rentals calculated on asset usage levels, re-leasing rentals, and expected sales proceeds from remarketing equipment at lease expiration, all of which are components of operating lease profitability.

Minimum Lease Rentals Due (dollars in millions)

Years Ended December 31,

2014	$1,607.6
2015	1,382.0
2016	1,142.9
2017	881.1
2018	650.7
Thereafter	1,516.7
Total	$7,181.0

NOTE 5 — INVESTMENT SECURITIES

Investments include debt and equity securities. The Company’s debt securities primarily include U.S. Treasury securities, U.S. Government Agency securities, and supranational and foreign government securities that typically mature in 91 days or less, and the carrying value approximates fair value. Equity securities include common stock and warrants.

Investment Securities (dollars in millions)

	December 31, 2013	December 31, 2012
Debt securities available-for-sale	$1,487.8	$767.6
Equity securities available-for-sale	13.7	14.3
Debt securities held-to-maturity(1)	1,042.3	188.4
Non-marketable equity investments(2)	86.9	95.2
Total investment securities	$2,630.7	$1,065.5

(1)	Recorded at amortized cost less impairment on securities that have credit-related impairment.

(2)	Non-marketable equity investments include $23.6 million and $27.6 million in limited partnerships at December 31, 2013 and 2012, respectively, accounted for under the equity method. The remaining investments are carried at cost and include qualified Community Reinvestment Act (CRA) investments, equity fund holdings and shares issued by customers during loan work out situations or as part of an original loan investment.

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

Item 8:  Financial Statements and Supplementary Data

108    CIT ANNUAL REPORT 2013

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OTTI on debt securities and equity securities classified as AFS and non-marketable equity investments are recognized in the Consolidated Statement of Operations in the period determined.

Realized investment gains totaled $8.9 million, $40.4 million and $53.9 million for the years ended December 31, 2013, 2012 and 2011, respectively, and exclude losses from OTTI. OTTI credit-related impairments on equity securities recognized in earnings were $0.7 million, $0.2 million and $8.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. Impairment amounts in accumulated other comprehensive income (“AOCI”) were not material at December 31, 2013 or December 31, 2012.

In addition, the Company maintained $5.2 billion and $5.9 billion of interest bearing deposits at December 31, 2013 and 2012, respectively, that are cash equivalents and are classified separately on the balance sheet.

The following table presents interest and dividends on interest bearing deposits and investments:

Interest and Dividend Income (dollars in millions)

	Year Ended December 31,
	2013	2012	2011
Interest income – interest bearing deposits	$16.6	$21.8	$24.2
Interest income – investments	8.9	7.8	9.3
Dividends – investments	3.4	2.7	1.3
Total interest and dividends	$28.9	$32.3	$34.8

Securities Available-for-Sale

The following table presents amortized cost and fair value of securities AFS at December 31, 2013 and 2012.

Securities AFS – Amortized Cost and Fair Value (dollars in millions)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013
Debt securities AFS
U.S. Treasury Securities	$649.1	$–	$–	$649.1
U.S. government agency obligations	711.9	–	–	711.9
Supranational and foreign government securities	126.8	–	–	126.8
Total debt securities AFS	1,487.8	–	–	1,487.8
Equity securities AFS	13.5	0.4	(0.2)	13.7
Total securities AFS	$1,501.3	$0.4	$(0.2)	$1,501.5
December 31, 2012
Debt securities AFS
U.S. Treasury Securities	$750.3	$–	$–	$750.3
Brazilian Government Treasuries	17.3	–	–	17.3
Total debt securities AFS	767.6	–	–	767.6
Equity securities AFS	13.1	1.2	–	14.3
Total securities AFS	$780.7	$1.2	$–	$781.9

CIT ANNUAL REPORT 2013    109

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Securities Held-to-Maturity

The carrying value and fair value of securities HTM at December 31, 2013 and December 31, 2012 were as follows:

Debt Securities HTM – Carrying Value and Fair Value (dollars in millions)

	Carrying Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2013
U.S. government agency obligations	$735.5	$0.1	$–	$735.6
Mortgage-backed securities
U.S. government owned and sponsored agencies	96.3	1.7	(5.8)	92.2
State and municipal	57.4	–	(6.5)	50.9
Foreign government	38.3	–	–	38.3
Corporate – Foreign	114.8	9.0	–	123.8
Total debt securities held-to-maturity	$1,042.3	$10.8	$(12.3)	$1,040.8
December 31, 2012
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$96.5	$3.1	$(0.3)	$99.3
State and municipal	13.1	–	–	13.1
Foreign government	28.4	–	–	28.4
Corporate – Foreign	50.4	8.2	–	58.6
Total debt securities held-to-maturity	$188.4	$11.3	$(0.3)	$199.4

The following table presents the amortized cost and fair value of debt securities HTM by contractual maturity dates:

Securities Held To Maturity – Amortized Cost and Fair Value Maturities (dollars in millions)

	December 31, 2013		December 31, 2012
	Carrying Cost	Fair Value	Carrying Cost	Fair Value
U.S. government agency obligations
Total – Due within 1 year	$735.5	$735.6	$–	$–
Mortgage-backed securities
U.S. government owned and sponsored agencies
Total – Due after 10 years(1)	96.3	92.2	96.5	99.3
State and municipal
Due within 1 year	0.7	0.7	–	–
Due after 1 but within 5 years	4.4	4.4	4.9	4.9
Due after 5 but within 10 years	0.7	0.7	1.4	1.4
Due after 10 years(1)	51.6	45.1	6.8	6.8
Total	57.4	50.9	13.1	13.1
Foreign government
Due within 1 year	29.8	29.8	25.5	25.4
Due after 1 but within 5 years	8.5	8.5	2.9	3.0
Total	38.3	38.3	28.4	28.4
Corporate – Foreign
Due within 1 year	0.8	0.8	–	–
Due after 1 but within 5 years	48.6	56.1	–	–
Due after 5 but within 10 years	65.4	66.9	50.4	58.6
Total	114.8	123.8	50.4	58.6
Total debt securities held-to-maturity	$1,042.3	$1,040.8	$188.4	$199.4

(1)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

Item 8:  Financial Statements and Supplementary Data

110    CIT ANNUAL REPORT 2013

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — OTHER ASSETS

The following table presents the components of other assets.

Other Assets (dollars in millions)

	December 31, 2013	December 31, 2012
Deposits on commercial aerospace equipment	$831.3	$615.3
Deferred debt costs and other deferred charges	158.5	172.2
Tax receivables, other than income taxes	132.2	81.7
Executive retirement plan and deferred compensation	101.3	109.7
Accrued interest and dividends	96.8	93.9
Furniture and fixtures	85.3	75.4
Prepaid expenses	64.3	73.8
Other counterparty receivables	45.9	115.7
Other(1)	190.7	225.8
Total other assets	$1,706.3	$1,563.5

(1)	Other includes investments in and receivables from non-consolidated entities, deferred federal and state tax assets, servicing assets, and other miscellaneous assets.

NOTE 7 — DEPOSITS

The following table presents deposits detail, maturities and weighted average interest rates.

Deposits (dollars in millions)

	December 31, 2013	December 31, 2012
Deposits Outstanding	$12,526.5	$9,684.5
Weighted average contractual interest rate	1.65%	1.75%
Weighted average remaining number of days to maturity(1)	1,014 days	725 days
Contractual Maturities and Rates
Due in 2014 – (1.41%)(2)	$5,587.8
Due in 2015 – (1.53%)	2,190.0
Due in 2016 – (2.14%)	766.3
Due in 2017 – (1.38%)	1,947.3
Due in 2018 – (1.84%)	793.4
Due after 2018 – (2.92%)	1,242.5
Deposits outstanding, excluding fresh start adjustments	$12,527.3

(1)	Excludes deposit accounts with no stated maturity.

(2)	Includes deposit accounts with no stated maturity.

	Years Ended December 31,
	2013	2012
Daily average deposits	$11,254.3	$7,699.6
Maximum amount outstanding	$12,605.3	$9,690.7
Weighted average contractual interest rate for the year	1.56%	1.98%

CIT ANNUAL REPORT 2013    111

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the maturity profile of deposits with a denomination of $100,000 or more.

Certificates of Deposits $100,000 or More (dollars in millions)

	At December 31,
	2013	2012
U.S. Bank
Three months or less	$317.7	$241.6
After three months through six months	258.1	234.6
After six months through twelve months	601.7	619.8
After twelve months	1,501.9	1,119.3
Total U.S. Bank	$2,679.4	$2,215.3
Foreign Bank	$88.3	$98.6

Deposits were adjusted to estimated fair value at December 31, 2009 in FSA, and the net fair value premium will be recognized as a yield adjustment over the deposit lives. During 2013 and 2012, $4.3 million and $3.5 million, respectively of the fair value premium was recognized as a reduction to Interest Expense.

NOTE 8 — LONG-TERM BORROWINGS

The following table presents outstanding long-term borrowings, net of FSA.

(dollars in millions)	December 31, 2013			December 31, 2012
	CIT Group Inc.	Subsidiaries	Total	Total
Senior unsecured(1)	$12,531.6	$–	$12,531.6	$11,824.0
Secured borrowings	–	9,218.4	9,218.4	10,137.8
Total Long-term Borrowings	$12,531.6	$9,218.4	$21,750.0	$21,961.8

(1)	Senior Unsecured Notes were comprised of $5,250 million of Series C Notes, $7,243 million of Unsecured Notes and $38.6 million of other unsecured debt.

Upon emergence from bankruptcy in December 2009, all components of long-term borrowings were fair valued in FSA. The fair value adjustment is amortized as a cost adjustment over the remaining term of the respective debt and is reflected in Interest Expense. The following table summarizes contractual maturities of total long-term borrowings outstanding excluding issue discounts and FSA adjustments as of December 31, 2013:

Contractual Maturities – Long-term Borrowings (dollars in millions)

	2014	2015	2016	2017	2018	Thereafter	Contractual Maturities
Senior unsecured	$1,300.0	$1,500.0	$–	$3,000.0	$2,200.0	$4,551.4	$12,551.4
Secured borrowings	1,339.1	1,577.4	1,026.8	755.1	641.1	4,153.8	9,493.3
	$2,639.1	$3,077.4	$1,026.8	$3,755.1	$2,841.1	$8,705.2	$22,044.7

Unsecured

Revolving Credit Facility

The following information was in effect prior to the 2014 Revolving Credit Facility amendment. See Note 28 — Subsequent Events for changes to this facility.

There were no outstanding borrowings under the Revolving Credit Facility at December 31, 2013 and 2012 and the amount available to draw upon at each period was approximately $1.9 billion, with the remaining amount of approximately $0.1 billion utilized for issuance of letters of credit.

The total commitment amount under the Revolving Credit Facility was $2 billion and consisted of a $1.65 billion revolving loan tranche and a $350 million revolving loan tranche that can also be utilized for issuance of letters of credit. The Revolving Credit Facility accrued interest at a per annum rate of LIBOR plus a margin of 2.00% to 2.75% (with no floor) or Base Rate plus a margin of 1.00% to 1.75% (with no floor). The applicable margin was determined by reference to the current long-term senior unsecured, non-credit enhanced debt rating of the Company by S&P and Moody’s. The applicable margin for LIBOR loans was 2.50% and the applicable margin for Base Rate loans was 1.50% at December 31, 2013.

The Revolving Credit Facility may be drawn and prepaid at the option of CIT. The unutilized portion of any commitment under the Revolving Credit Facility may be reduced permanently or terminated by CIT at any time without penalty.

The facility was guaranteed by eight of the Company’s domestic operating subsidiaries and subject to an asset coverage covenant (based on the book value of eligible assets of the Continuing Guarantors) of 2.0x the sum of: (i) the committed facility size and (ii) all outstanding indebtedness (including, without duplication, guarantees of such indebtedness) for borrowed money (excluding subordinated intercompany indebtedness) of the Continuing

Item 8:  Financial Statements and Supplementary Data

112    CIT ANNUAL REPORT 2013

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Guarantors, tested monthly and upon certain dispositions or encumbrances of eligible assets of the Continuing Guarantors.

The Revolving Credit Facility was also subject to a $6 billion minimum consolidated net worth covenant of the Company, tested quarterly, and limits the Company’s ability to create liens, merge or consolidate, sell, transfer, lease or dispose of all or substantially all of its assets, grant a negative pledge or make certain restricted payments during the occurrence and continuance of an event of default.

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

Senior Unsecured Notes (dollars in millions)

Maturity Date	Rate (%)	Date of Issuance	Par Value
May 2017	5.000%	May 2012	$1,250.0
August 2017	4.250%	August 2012	1,750.0
March 2018	5.250%	March 2012	1,500.0
May 2020	5.375%	May 2012	750.0
August 2022	5.000%	August 2012	1,250.0
August 2023	5.000%	August 2013	750.0
Weighted average and total	4.91%		$7,250.0

Series C Unsecured Notes (dollars in millions)

Maturity Date	Rate (%)	Date of Issuance	Par Value
April 2014	5.250%	March 2011	$1,300.0
February 2015	4.750%	February 2012	1,500.0
April 2018	6.625%	March 2011	700.0
February 2019	5.500%	February 2012	1,750.0
Weighted average and total	5.37%		$5,250.0

See Note 28 — Subsequent Events related to an issuance on February 19, 2014 of $1 billion of senior unsecured notes.

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

Other debt of $38.6 million includes senior unsecured notes issued prior to CIT’s reorganization.

Secured

Secured Borrowings

At December 31, 2013, the secured borrowings had a weighted average interest rate of 2.24%, which ranged from 0.25% to 8.60% with maturities ranging from 2014 through 2043. Set forth below are borrowings and pledged assets primarily owned by consolidated variable interest entities. Creditors of these entities received ownership and/or security interests in the assets. These entities are intended to be bankruptcy remote so that such assets are not available to creditors of CIT or any affiliates of CIT until and unless the related secured borrowings have been fully discharged. These transactions do not meet accounting requirements for sales treatment and are recorded as secured borrowings.

CIT ANNUAL REPORT 2013    113

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Secured Borrowings and Pledged Assets Summary (dollars in millions)

	December 31, 2013			December 31, 2012
	Secured Borrowing	Pledged Assets		Secured Borrowing	Pledged Assets
Consumer(1)	$3,265.6	$3,438.2		$3,630.9	$3,772.8
Trade Finance	334.7	1,453.2		350.8	1,523.6
Corporate Finance(1)	475.7	622.0		933.9	1,190.6
Vendor Finance – U.S.	1,017.7	1,262.5		574.6	765.4
Vendor Finance – International	745.9	938.2		1,028.4	1,182.9
Transportation Finance – Aircraft(1)	2,366.1	4,126.7		2,560.3	4,049.1
Transportation Finance – Rail(1)	931.0	1,163.1		976.8	1,185.0
Other	81.7	92.6		82.1	83.3
Total	$9,218.4	$13,096.5	(2)	$10,137.8	$13,752.7	(3)

(1)	At December 31, 2013 GSI TRS related borrowings and pledged assets, respectively, of $820.4 million and $913.9 million were included in Consumer, $25.8 million and $119.4 million in Corporate Finance, and $998.4 million and $1.99 billion in Transportation Finance. The GSI TRS is described in Note 9 — Derivative Financial Instruments.

(2)	Includes operating lease equipment of $4.7 billion, loans of $3.8 billion, assets held for sale of $3.5 billion, cash of $1.0 billion and investment securities of $0.1 billion.

(3)	Includes operating lease equipment of $4.7 billion, loans of $7.9 billion, cash of $1.1 billion and investment securities of $0.1 billion.

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

The most significant types of VIEs that CIT utilizes are ’on balance sheet’ secured financings of pools of leases and loans originated by the Company. The Company originates pools of assets and sells these to special purpose entities, which, in turn, issue debt instruments backed by the asset pools or sell individual interests in the assets to investors. CIT retains the servicing rights and participates in certain cash flows. These VIEs are typically organized as trusts or limited liability companies, and are intended to be bankruptcy remote, from a legal standpoint.

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

Item 8:  Financial Statements and Supplementary Data

114    CIT ANNUAL REPORT 2013

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents fair values and notional values of derivative financial instruments:

Fair and Notional Values of Derivative Financial Instruments(1) (dollars in millions)

	December 31, 2013			December 31, 2012
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount(2)	Asset Fair Value	Liability Fair Value
Qualifying Hedges
Cross currency swaps – net investment hedges	$47.1	$1.1	$–	$151.2	$–	$(6.1)
Foreign currency forward contracts – cash flow hedges	3.8	–	(0.3)	11.7	–	(0.9)
Foreign currency forward contracts – net investment hedges	1,436.8	11.8	(23.8)	1,232.6	1.9	(31.5)
Total Qualifying Hedges	1,487.7	12.9	(24.1)	1,395.5	1.9	(38.5)
Non-Qualifying Hedges
Cross currency swaps	$131.8	$6.3	$–	$552.8	$1.7	$(11.0)
Interest rate swaps	1,386.0	5.7	(25.4)	809.6	0.6	(39.3)
Written options	566.0	–	(1.0)	251.4	–	(0.1)
Purchased options	816.8	1.2	–	502.7	0.3	–
Foreign currency forward contracts	1,979.9	23.4	(50.8)	1,853.8	5.7	(25.7)
Total Return Swap (TRS)	485.2	–	(9.7)	106.6	–	(5.8)
Equity Warrants	1.0	0.8	–	1.0	0.1	–
Total Non-qualifying Hedges	5,366.7	37.4	(86.9)	4,077.9	8.4	(81.9)
Total Hedges	$6,854.4	$50.3	$(111.0)	$5,473.4	$10.3	$(120.4)

(1)	Presented on a gross basis.

Total Return Swaps (“TRS”)

Two financing facilities between two wholly-owned subsidiaries of CIT and Goldman Sachs International (“GSI”) are structured as total return swaps (“TRS”), under which amounts available for advances are accounted for as derivatives. Pursuant to applicable accounting guidance, only the unutilized portion of the TRS is accounted for as a derivative and recorded at its estimated fair value. The size of the CIT Financial Ltd. (“CFL”) facility is $1.5 billion and the CIT TRS Funding B.V. (“BV”) facility is $625 million.

The aggregate “notional amounts” of the total return swaps of $485.2 million at December 31, 2013 and $106.6 million at December 31, 2012 represent the aggregate unused portions under the CFL and BV facilities and constitute derivative financial instruments. These notional amounts are calculated as the maximum aggregate facility commitment amounts, currently $2,125.0 million, less the aggregate actual adjusted qualifying borrowing base outstanding of $1,639.8 million at December 31, 2013 and $2,018.4 million at December 31, 2012 under the CFL and BV facilities. The notional amounts of the derivatives will increase as the adjusted qualifying borrowing base decreases due to repayment of the underlying asset-backed securities (ABS) to investors. If CIT funds additional ABS under the CFL or BV facilities, the aggregate adjusted qualifying borrowing base of the total return swaps will increase and the notional amount of the derivatives will decrease accordingly.

Valuation of the derivatives related to the GSI facilities is based on several factors using a discounted cash flow (DCF) methodology, including:

-	CIT’s funding costs for similar financings based on current market conditions;

-	Forecasted usage of the long-dated CFL and BV facilities through the final maturity date in 2028; and

-	Forecasted amortization, due to principal payments on the underlying ABS, which impacts the amount of the unutilized portion.

Based on the Company’s valuation, a liability of $10 million and $6 million was recorded at December 31, 2013 and December 31, 2012, respectively. The change in value is recorded in Other Income in the Consolidated Statements of Operations.

CIT ANNUAL REPORT 2013    115

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impact of Collateral and Netting Arrangements on the Total Derivative Portfolio

The following tables present a summary as at December 31, 2013 and 2012, of the gross amounts of recognized financial assets and liabilities; the amounts offset under current GAAP in the consolidated balance sheet; the net amounts presented in the consolidated balance sheet; the amounts subject to an enforceable master netting arrangement or similar agreement that were not included in the offset amount above, and the amount of cash collateral received or pledged. Substantially all derivative transactions are documented under International Swaps and Derivatives Association (“ISDA”) agreements.

				Gross Amounts not offset in the Consolidated Balance Sheet
	Gross Amount of Recognized Assets (Liabilities)	Gross Amount Offset in the Consolidated Balance Sheet	Net Amount Presented in the Consolidated Balance Sheet	Derivative Financial Instruments(5)	Cash Collateral Pledged/ (Received)(5)(6)	Net Amount
December 31, 2013
Derivative assets(1)	$50.3	$–	$50.3	$(33.4)	$(5.0)	$11.9
Derivative liabilities(2)	(111.0)	–	(111.0)	33.4	41.0	(36.6)

December 31, 2012
Derivative assets(3)	$10.3	$–	$10.3	$(7.6)	$(1.7)	$1.0
Derivative liabilities(4)	(120.4)	–	(120.4)	8.0	73.3	(39.1)

(1)	Includes $12.9 million of qualifying hedges reported in Other assets and $37.4 million reported in Trading assets at fair value – derivatives.

(2)	Includes $(24.1) million of qualifying hedges reported in Other liabilities and $(86.9) million reported in Trading liabilities at fair value – derivatives.

(3)	Includes $1.9 million of qualifying hedges reported in Other assets and $8.4 million reported in Trading assets at fair value – derivatives.

(4)	Includes $(38.5) million of qualifying hedges reported in Other liabilities and $(81.9) million reported in Trading liabilities at fair value – derivatives.

(5)	The Company’s derivative transactions are governed by ISDA agreements that allow for net settlements of certain payments as well as offsetting of all contracts (“Derivative Financial Instruments”) with a given counterparty in the event of bankruptcy or default of one of the two parties to the transaction. We believe our ISDA agreements meet the definition of a master netting arrangement or similar agreement for purposes of the above disclosure. In conjunction with the ISDA agreements, the Company has entered into collateral arrangements with its counterparties which provide for the exchange of cash depending on the change in the market valuation of the derivative contracts outstanding. Such collateral is available to be applied in settlement of the net balances upon the event of default by one of the counterparties.

(6)	Collateral pledged or received are included in Other assets or Other liabilities, respectively.

The following table presents the impact of derivatives on the statements of operations:

Derivative Instrument Gains and Losses (dollars in millions)

		Years Ended December 31,
Contract Type	Gain / (Loss) Recognized	2013	2012	2011
Qualifying Hedges
Foreign currency forward contracts – cash flow hedges	Other income	$0.7	$1.1	$(0.9)
Total Qualifying Hedges		0.7	1.1	(0.9)
Non Qualifying Hedges
Cross currency swaps	Other income	11.5	(10.5)	29.2
Interest rate swaps	Other income	19.1	1.2	(14.6)
Interest rate options	Other income	–	(0.7)	(0.9)
Foreign currency forward contracts	Other income	(12.1)	(23.7)	30.0
Equity warrants	Other income	0.8	(0.3)	(0.8)
Total Return Swap (TRS)	Other income	(3.9)	(5.8)	–
Total Non-qualifying Hedges		15.4	(39.8)	42.9
Total derivatives - income statement impact		$16.1	$(38.7)	$42.0

Item 8:  Financial Statements and Supplementary Data

116    CIT ANNUAL REPORT 2013

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in AOCI relating to derivatives:

Changes in AOCI Relating to Derivatives (dollars in millions)

Contract Type	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly to income	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Year Ended December 31, 2013
Foreign currency forward contracts – cash flow hedges	$0.7	$–	$0.7	$0.6	$(0.1)
Foreign currency forward contracts – net investment hedges	(7.7)	–	(7.7)	5.8	13.5
Cross currency swaps – net investment hedges	(0.1)	–	(0.1)	10.0	10.1
Total	$(7.1)	$–	$(7.1)	$16.4	$23.5
Year Ended December 31, 2012
Foreign currency forward contracts – cash flow hedges	$1.1	$–	$1.1	$1.7	$0.6
Foreign currency forward contracts – net investment hedges	(4.1)	–	(4.1)	(59.4)	(55.3)
Cross currency swaps – net investment hedges	–	–	–	(12.9)	(12.9)
Total	$(3.0)	$–	$(3.0)	$(70.6)	$(67.6)
Year Ended December 31, 2011
Foreign currency forward contracts – cash flow hedges	$(1.0)	$–	$(1.0)	$(0.1)	$0.9
Foreign currency forward contracts – net investment hedges	(9.7)	–	(9.7)	26.4	36.1
Cross currency swaps – net investment hedges	–	–	–	9.0	9.0
Total	$(10.7)	$–	$(10.7)	$35.3	$46.0

Estimated amount of net losses on cash flow hedges recorded in AOCI at December 31, 2013 expected to be recognized in income over the next 12 months is $0.2 million.

NOTE 10 — OTHER LIABILITIES

The following table presents components of other liabilities:

Other Liabilities (dollars in millions)

	December 31, 2013	December 31, 2012
Equipment maintenance reserves	$904.2	$850.0
Accrued expenses and accounts payable	490.1	570.2
Accrued interest payable	247.1	236.9
Security and other deposits	227.4	231.6
Current taxes payable and deferred taxes	179.8	185.5
Valuation adjustment relating to aerospace commitments(1)	137.5	188.1
Other(2)	403.4	425.5
Total other liabilities	$2,589.5	$2,687.8

(1)	In conjunction with FSA, a liability was recorded to reflect the current fair value of aircraft purchase commitments outstanding at the time. When the aircraft are purchased, the cost basis of the assets is reduced by the associated liability.

(2)	Other liabilities consist of other taxes, property tax reserves and other miscellaneous liabilities.

CIT ANNUAL REPORT 2013    117

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

The Company characterizes inputs in the determination of fair value according to the fair value hierarchy. The fair value of the Company’s assets and liabilities where the measurement objective specifically requires the use of fair value are set forth in the tables below:

Assets and Liabilities Measured at Fair Value on a Recurring Basis (dollars in millions)

	Total	Level 1	Level 2	Level 3
December 31, 2013
Assets
Debt Securities AFS	$1,487.8	$675.9	$811.9	$–
Equity Securities AFS	13.7	13.7	–	–
Trading assets at fair value – derivatives	37.4	–	37.4	–
Derivative counterparty assets at fair value	12.9	–	12.9	–
Total	$1,551.8	$689.6	$862.2	$–
Liabilities
Trading liabilities at fair value – derivatives	$(86.9)	$–	$(77.2)	$(9.7)
Derivative counterparty liabilities at fair value	(24.1)	–	(24.1)	–
Total	$(111.0)	$–	$(101.3)	$(9.7)
December 31, 2012
Assets
Debt Securities AFS(1)	$767.6	$767.6	$–	$–
Equity Securities AFS	14.3	14.3	–	–
Trading assets at fair value – derivatives	8.4	–	8.4	–
Derivative counterparty assets at fair value	1.9	–	1.9	–
Total	$792.2	$781.9	$10.3	$–
Liabilities
Trading liabilities at fair value – derivatives	$(81.9)	$–	$(76.1)	$(5.8)
Derivative counterparty liabilities at fair value	(38.5)	–	(38.5)	–
Total	$(120.4)	$–	$(114.6)	$(5.8)

(1)	Debt securities AFS fair value hierarchy at December 31, 2012 has been conformed to the current presentation.

The following table presents financial instruments for which a non-recurring change in fair value has been recorded:

Assets Measured at Fair Value on a Non-recurring Basis (dollars in millions)

		Fair Value Measurements at Reporting Date Using:
	Total	Level 1	Level 2	Level 3	Total Gains and (Losses)
Assets
December 31, 2013
Assets Held for Sale	$731.1	$–	$–	$731.1	$(59.4)
Impaired loans	18.5	–	–	18.5	(1.6)
Total	$749.6	$–	$–	$749.6	$(61.0)
December 31, 2012
Assets Held for Sale	$296.7	$–	$–	$296.7	$(106.9)
Impaired loans	61.0	–	–	61.0	(40.9)
Total	$357.7	$–	$–	$357.7	$(147.8)

Loans are transferred from HFI to AHFS at the lower of cost or fair value. At the time of transfer, a write-down of the loan is recorded as a charge-off, if applicable. Once classified as AHFS, the amount by which the carrying value exceeds fair value is recorded as a valuation allowance.

Item 8:  Financial Statements and Supplementary Data

118    CIT ANNUAL REPORT 2013

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Level 3 Gains and Losses

Changes in Fair Value of Level 3 Financial Assets and Liabilities Measured on a Recurring Basis (dollars in millions)

	Total	Derivatives
December 31, 2011	$–	$–
Gains or losses realized/unrealized
Included in Other Income(1)	(5.8)	(5.8)
December 31, 2012	(5.8)	(5.8)
Gains or losses realized/unrealized
Included in Other Income(1)	(3.9)	(3.9)
December 31, 2013	$(9.7)	$(9.7)

(1)	Valuation of the derivative related to the GSI facilities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying and estimated fair values of financial instruments presented below exclude leases and certain other assets and liabilities, which are not required for disclosure. Assumptions used in valuing financial instruments at December 31, 2013 are disclosed below.

Financial Instruments (dollars in millions)

	December 31, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Trading assets at fair value – derivatives	$37.4	$37.4	$8.4	$8.4
Derivative counterparty assets at fair value	12.9	12.9	1.9	1.9
Assets held for sale (excluding leases)	3,789.7	4,013.6	58.3	61.9
Loans (excluding leases)	12,628.2	12,690.2	15,941.9	16,177.7
Investment Securities	2,630.7	2,629.2	1,065.5	1,068.3
Other assets subject to fair value disclosure and unsecured counterparty receivables(1)	938.9	938.9	1,084.0	1,084.0
Liabilities
Deposits(2)	$(12,565.0)	$(12,751.9)	$(9,721.8)	$(9,931.8)
Trading liabilities at fair value – derivatives	(86.9)	(86.9)	(81.9)	(81.9)
Derivative counterparty liabilities at fair value	(24.1)	(24.1)	(38.5)	(38.5)
Long-term borrowings(2)	(21,958.6)	(22,682.1)	(22,161.4)	(23,180.8)
Other liabilities subject to fair value disclosure(3)	(1,931.2)	(1,931.2)	(1,953.1)	(1,953.1)

(1)	Other assets subject to fair value disclosure primarily include accrued interest receivable and miscellaneous receivables. These assets have carrying values that approximate fair value generally due to the short-term nature and are classified as Level 3. The unsecured counterparty receivables primarily consist of amounts owed to CIT from GSI for debt discount, return of collateral posted to GSI and settlements resulting from market value changes to asset-backed securities underlying the GSI Facilities.

(2)	Deposits and long-term borrowings include accrued interest, which is included in “Other liabilities” in the Balance Sheet.

(3)	Other liabilities subject to fair value disclosure include accounts payable, accrued liabilities, customer security and maintenance deposits and miscellaneous liabilities. The fair value of these approximates carrying value and use Level 3 inputs.

CIT ANNUAL REPORT 2013    119

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumptions used in 2013 to value financial instruments are set forth below:

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

Investment Securities – Debt and equity securities classified as AFS are carried at fair value, as determined either by Level 1 or Level 2 inputs. Debt securities classified as AFS included investments in U.S. Treasury (Level 1) and federal government agency securities and were valued using Level 2 inputs, primarily quoted prices for similar securities. Certain equity securities classified as AFS were valued using Level 1 inputs, primarily quoted prices in active markets, while other equity securities used Level 2 inputs, due to being less frequently traded or having limited quoted market prices. Debt securities classified as HTM are securities that the Company has both the ability and the intent to hold until maturity and are carried at amortized cost and periodically assessed for OTTI, with the cost basis reduced when impairment is deemed to be other-than-temporary. Non-marketable equity investments are generally recorded under the cost or equity method of accounting and are periodically assessed for OTTI, with the net asset values reduced when impairment is deemed to be other-than-temporary. For investments in limited equity partnership interests, we use the net asset value provided by the fund manager as an appropriate measure of fair value.

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

Loans – Since there is no liquid secondary market for most loans in the Company’s portfolio, the fair value is estimated based on discounted cash flow analyses which use Level 3 inputs. In addition to the characteristics of the underlying contracts, key inputs to the analysis include interest rates, prepayment rates, and credit spreads. For the commercial loan portfolio, the market based credit spread inputs are derived from instruments with comparable credit risk characteristics obtained from independent third party vendors. For the consumer loan portfolio, the discount spread is derived based on the company’s estimate of a market participant’s required return on equity that incorporates credit loss estimates based on expected and current default rates. As these Level 3 unobservable inputs are specific to individual loans/collateral types, management does not believe that sensitivity analysis of individual inputs is meaningful, but rather that sensitivity is more meaningfully assessed through the evaluation of aggregate carrying values of the loans. The fair value of loans at December 31, 2013 was $12.7 billion, which is 100.5% of carrying value.

Impaired Loans – The value of impaired loans is estimated using the fair value of collateral (on an orderly liquidation basis) if the loan is collateralized, or the present value of expected cash flows utilizing the current market rate for such loan. As these Level 3 unobservable inputs are specific to individual loans / collateral types, management does not believe that sensitivity analysis of individual inputs is meaningful, but rather that sensitivity is more meaningfully assessed through the evaluation of aggregate carrying values of impaired loans relative to contractual amounts owed (unpaid principal balance or “UPB”) from customers. As of December 31, 2013, the UPB related to impaired loans, including loans for which the Company is applying the income recognition and disclosure guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality), totaled $362.0 million. Including related allowances, these loans are carried at $259.9 million, or 72% of UPB. Of these amounts, $213.2 million and $176.5 million of UPB and carrying value relate to loans with no specific allowance. The difference between UPB and carrying value reflects cumulative charge-offs on accounts remaining in process of collection, FSA discounts and allowances. See Note 2 — Loans for more information.

Deposits – The fair value of deposits was estimated based upon a present value discounted cash flow analysis. Discount rates used in the present value calculation are based on the Company’s average current deposit rates for similar terms, which are Level 3 inputs.

Long-term borrowings – Unsecured borrowings of approximately $12.5 billion par value at December 31, 2013, were valued based on quoted market prices, which are Level 1 inputs. Approximately $5.9 billion par value of the secured borrowings at December 31, 2013 utilized market inputs to estimate fair value, which are Level 2 inputs. Where market estimates were not available for approximately $3.6 billion par value at December 31, 2013, values were estimated using a discounted cash flow analysis with a discount rate approximating current market rates for issuances by CIT of similar term debt, which are Level 3 inputs.

Item 8:  Financial Statements and Supplementary Data

120    CIT ANNUAL REPORT 2013

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — STOCKHOLDERS’ EQUITY

A roll forward of common stock activity is presented in the following table.

Number of Shares of Common Stock

	Issued	Less Treasury	Outstanding
Common Stock – December 31, 2011	200,980,752	(320,438)	200,660,314
Restricted/performance shares issued	272,702	–	272,702
Shares held to cover taxes on vesting restricted shares and other	–	(93,823)	(93,823)
Employee stock purchase plan participation	29,609	–	29,609
Common Stock – December 31, 2012	201,283,063	(414,261)	200,868,802
Restricted stock issued	873,842	–	873,842
Repurchase of common stock	–	(4,006,941)	(4,006,941)
Shares held to cover taxes on vesting restricted shares and other	–	(357,442)	(357,442)
Employee stock purchase plan participation	25,490	–	25,490
Common Stock – December 31, 2013	202,182,395	(4,778,644)	197,403,751

We declared and paid a $0.10 cash dividend on our common stock during the 2013 fourth quarter. No other dividends were declared or paid in 2013 or 2012.

Accumulated Other Comprehensive Income/(Loss)

Total comprehensive income was $679.8 million for the year ended December 31, 2013, versus comprehensive losses of $587.4 million and $66.7 million for the years ended December 31, 2012 and 2011, respectively, including accumulated other comprehensive loss of $73.6 million and $77.7 million at December 2013 and 2012, respectively.

The following table details the components of Accumulated Other Comprehensive Loss, net of tax:

Components of Accumulated Other Comprehensive Income (Loss) (dollars in millions)

	December 31, 2013			December 31, 2012
	Gross Unrealized	Income Taxes	Net Unrealized	Gross Unrealized	Income Taxes	Net Unrealized
Changes in benefit plan net gain/(loss) and prior service (cost)/credit	$(24.3)	$0.2	$(24.1)	$(43.5)	$0.4	$(43.1)
Foreign currency translation adjustments	(49.4)	–	(49.4)	(36.6)	–	(36.6)
Changes in fair values of derivatives qualifying as cash flow hedges	(0.2)	–	(0.2)	(0.1)	–	(0.1)
Unrealized net gains (losses) on available for sale securities	0.2	(0.1)	0.1	3.5	(1.4)	2.1
Total accumulated other comprehensive loss	$(73.7)	$0.1	$(73.6)	$(76.7)	$(1.0)	$(77.7)

The following table details the changes in the components of Accumulated Other Comprehensive Income (Loss).

	Changes in benefit plan net gain (loss) and prior service (cost) credit	Foreign currency translation adjustments	Unrealized net gains (losses) on available for sale securities	Changes in fair values of derivatives qualifying as cash flow hedges	Total accumulated other comprehensive income (loss) (“AOCI”)
Balance as of December 31, 2011	$(54.8)	$(28.2)	$1.1	$(0.7)	$(82.6)
AOCI activity before reclassifications	10.3	(16.8)	1.0	1.7	(3.8)
Amounts reclassed from AOCI	1.4	8.4	–	(1.1)	8.7
Net current period AOCI	11.7	(8.4)	1.0	0.6	4.9
Balance as of December 31, 2012	$(43.1)	$(36.6)	$2.1	$(0.1)	$(77.7)
AOCI activity before reclassifications	19.2	(21.2)	(2.8)	0.6	(4.2)
Amounts reclassed from AOCI	(0.2)	8.4	0.8	(0.7)	8.3
Net current period AOCI	19.0	(12.8)	(2.0)	(0.1)	4.1
Balance as of December 31, 2013	$(24.1)	$(49.4)	$0.1	$(0.2)	$(73.6)

CIT ANNUAL REPORT 2013    121

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Comprehensive Income/(Loss)

The amounts included in the Statement of Comprehensive Income (Loss) are net of income taxes. The income taxes associated with changes in benefit plans net gain/(loss) and prior service (cost)/credit totaled $(0.2) million for 2013 and $0.2 million for 2012 and was not significant in 2011. The income taxes associated with changes in fair values of derivatives qualifying as cash flow hedges were not significant for 2013, 2012 and 2011. The change in income taxes associated with net unrealized gains on available for sale securities totaled $1.3 million for 2013 and $(1.0) million for 2012 and 2011.The changes in benefit plans net gain/(loss) and prior service (cost)/credit reclassification adjustments impacting net income was $(0.2) million for 2013 and $1.4 million for 2012. These amounts were insignificant in 2011. The reclassification adjustments for unrealized gains (losses) on investments recognized through income were $0.8 million for 2013 and were not significant for 2012 and 2011.

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

	Years Ended December 31,
	2013			2012
	Gross Amount	Tax	Net Amount	Gross Amount	Tax	Net Amount
Changes in benefit plan net gain/(loss) and prior service (cost)/credit
Gains (Losses)	$(0.2)	$–	$(0.2)	$1.3	$0.1	$1.4
Foreign currency translation adjustments
Gains (Losses)	8.4	–	8.4	8.4	–	8.4
Net unrealized gains (losses) on available for sale securities
Gains (Losses)	1.3	(0.5)	0.8	–	–	–
Changes in fair value of derivatives qualifying as cash flow hedges
Gains (Losses)	(0.7)	–	(0.7)	(1.1)	–	(1.1)
Total Reclassifications out of AOCI	$8.8	$(0.5)	$8.3	$8.6	$0.1	$8.7

Item 8:  Financial Statements and Supplementary Data

122    CIT ANNUAL REPORT 2013

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

The calculation of the Company’s regulatory capital ratios are subject to review and consultation with the FRB, which may result in refinements to amounts reported at December 31, 2013.

Tier 1 Capital and Total Capital Components (dollars in millions)

	CIT			CIT Bank
Tier 1 Capital	December 31, 2013	December 31, 2012		December 31, 2013		December 31, 2012
Total stockholders’ equity	$8,838.8	$8,334.8		$2,596.6		$2,437.4
Effect of certain items in accumulated other comprehensive loss excluded from Tier 1 Capital	24.2	41.1		–		(0.4)
Adjusted total equity	8,863.0	8,375.9		2,596.6		2,437.0
Less: Goodwill(1)	(338.3)	(345.9)		–		–
Disallowed intangible assets(1)	(20.3)	(32.7)		–		–
Investment in certain subsidiaries	(32.3)	(34.4)		–		–
Other Tier 1 components(2)	(32.6)	(68.0)		–		(14.3)
Tier 1 Capital	8,439.5	7,894.9		2,596.6		2,422.7
Tier 2 Capital
Qualifying allowance for credit losses and other reserves(3)	383.9	402.6		193.6		141.2
Less: Investment in certain subsidiaries	(32.3)	(34.4)		–		–
Other Tier 2 components(4)	0.1	0.5		–		0.3
Total qualifying capital	$8,791.2	$8,263.6		$2,790.2		$2,564.2
Risk-weighted assets	$50,571.2	$48,616.9		$15,451.9		$11,288.3
Total Capital (to risk-weighted assets):
Actual	17.4%	17.0%		18.1%		22.7%
Required Ratio for Capital Adequacy Purposes to be well capitalized	10.0%	13.0	%(5)	10.0%		10.0%
Tier 1 Capital (to risk-weighted assets):
Actual	16.7%	16.2%		16.8%		21.5%
Required Ratio for Capital Adequacy Purposes to be well capitalized	6.0%	6.0%		6.0%		6.0%
Tier 1 Leverage Ratio:
Actual	18.1%	18.3%		16.9%		20.2%
Required Ratio for Capital Adequacy Purposes	4.0%	4.0%		5.0	%(6)	5.0	%(6)

(1)	Goodwill and disallowed intangible assets adjustments also reflect the portion included within assets held for sale.

(2)	Includes the portion of net deferred tax assets that does not qualify for inclusion in Tier 1 capital based on the capital guidelines, the Tier 1 capital charge for nonfinancial equity investments and the Tier 1 capital deduction for net unrealized losses on available-for-sale marketable securities (net of tax).

(3)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit, and deferred purchase agreements, all of which are recorded in Other Liabilities.

(4)	Banking organizations are permitted to include in Tier 2 Capital up to 45% of net unrealized pretax gains on available-for-sale equity securities with readily determinable fair values.

(5)	The Company previously had committed to maintaining capital the ratio above regulatory minimum levels.

(6)	Required ratio for capital adequacy purposes to be well capitalized.

CIT ANNUAL REPORT 2013    123

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — EARNINGS PER SHARE

The reconciliation of the numerator and denominator of basic EPS with that of diluted EPS is presented below:

Earnings Per Share (dollars in millions, except per share amount; shares in thousands)

	Years Ended December 31,
	2013	2012	2011
Earnings / (Loss)
Net income (loss)	$675.7	$(592.3)	$14.8
Weighted Average Common Shares Outstanding
Basic shares outstanding	200,503	200,887	200,678
Stock-based awards(1)	1,192	–	137
Diluted shares outstanding	201,695	200,887	200,815
Basic Earnings Per common share data
Income (loss) per common share	$3.37	$(2.95)	$0.07
Diluted Earnings Per common share data
Income (loss) per common share	$3.35	$(2.95)	$0.07

(1)	Represents the incremental shares from in-the-money non-qualified restricted stock awards, performance shares, and stock options. Weighted average options and restricted shares that were out-of-the money were excluded from diluted earnings per share and totaled 0.9 million, 1.5 million, and 0.9 million, for the December 31, 2013, 2012 and 2011 periods, respectively. Additionally, in 2013 there were approximately 0.2 million performance shares that were out of the money and also excluded from diluted earnings per share.

NOTE 15 — NON-INTEREST INCOME

The following table sets forth the components of non-interest income:

Non-interest Income (dollars in millions)

	Years Ended December 31,
	2013	2012	2011
Rental income on operating leases	$1,770.3	$1,784.6	$1,667.5
Other Income:
Gains on sales of leasing equipment	$130.5	$117.6	$148.4
Factoring commissions	122.3	126.5	132.5
Fee revenues	101.5	86.1	97.5
Gains on loan and portfolio sales	48.6	192.3	305.9
Recoveries of loans charged off pre-emergence and loans charged off prior to transfer to held for sale	21.9	55.0	124.1
Counterparty receivable accretion	9.3	96.1	109.9
Gain on investments	8.2	40.2	45.7
Gains (losses) on derivatives and foreign currency exchange	1.0	(5.7)	(5.2)
Impairment on assets held for sale	(124.0)	(115.6)	(113.1)
Other revenues	62.8	60.6	107.1
Total other income	382.1	653.1	952.8
Total non-interest income	$2,152.4	$2,437.7	$2,620.3

Item 8:  Financial Statements and Supplementary Data

124    CIT ANNUAL REPORT 2013

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — OTHER EXPENSES

The following table sets forth the components of other expenses:

Other Expenses (dollars in millions)

	Years Ended December 31,
	2013	2012	2011
Depreciation on operating lease equipment	$573.5	$533.2	$575.1
Operating expenses:
Compensation and benefits	536.1	538.7	494.8
Technology	83.3	81.6	75.3
Professional fees	69.6	64.8	120.9
Provision for severance and facilities exiting activities	36.9	22.7	13.1
Net occupancy expense	35.3	36.2	39.4
Advertising and marketing	25.2	36.5	10.5
Other expenses(1)	198.3	137.7	142.6
Total operating expenses	984.7	918.2	896.6
Loss on debt extinguishments	–	61.2	134.8
Total other expenses	$1,558.2	$1,512.6	$1,606.5

(1)	Includes $50 million related to a tax settlement agreement with Tyco International Ltd.

NOTE 17 — INCOME TAXES

The following table presents the U.S. and non-U.S. components of income (loss) before provision for income taxes:

Income (Loss) Before Provision for Income Taxes (dollars in millions)

	Years Ended December 31,
	2013	2012	2011
U.S.	$467.8	$(1,043.7)	$(660.5)
Non-U.S.	306.3	588.9	838.9
Income (loss) before provision for income taxes	$774.1	$(454.8)	$178.4

The provision for income taxes is comprised of the following:

Provision for Income Taxes (dollars in millions)

	Years Ended December 31,
	2013	2012	2011
Current federal income tax provision	$0.1	$1.5	$1.1
Deferred federal income tax provision	18.9	9.5	18.6
Total federal income tax provision	19.0	11.0	19.7
Current state and local income tax provision	6.0	16.1	10.8
Deferred state and local income tax provision/(benefit)	1.0	(2.1)	1.0
Total state and local income tax provision	7.0	14.0	11.8
Total foreign income tax provision	66.5	108.8	127.1
Total provision for income taxes	$92.5	$133.8	$158.6

CIT ANNUAL REPORT 2013    125

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation from the U.S. Federal statutory rate to the Company’s actual effective income tax rate is as follows:

Percentage of Pretax Income Years Ended December 31 (dollars in millions)

	Effective Tax Rate
	2013			2012			2011
	Pretax Income	Income tax expense (benefit)	Percent of pretax income	Pretax (loss)	Income tax expense (benefit)	Percent of pretax (loss)	Pretax income	Income tax expense (benefit)	Percent of pretax income
Federal income tax rate	$774.1	$270.9	35.0%	$(454.8)	$(159.1)	35.0%	$178.4	$62.4	35.0%
Increase (decrease) due to:
State and local income taxes, net of federal income tax benefit		6.9	0.9		14.0	(3.1)		11.8	6.6
Lower tax rates applicable to non-U.S. earnings		(81.7)	(10.6)		(140.9)	31.0		(177.4)	(99.5)
Foreign income subject to U.S. tax		37.8	4.9		305.1	(67.1)		306.9	172.1
Unrecognized tax benefits		0.3	–		(227.8)	50.1		101.3	56.8
Deferred income taxes on foreign unremitted earnings		(24.7)	(3.2)		112.0	(24.6)		86.3	48.4
Valuation allowances		(104.2)	(13.5)		247.2	(54.4)		(201.8)	(113.2)
International tax settlements		(11.2)	(1.4)		–	–		–	–
Other		(1.6)	(0.2)		(16.7)	3.7		(30.9)	(17.2)
Total Effective Tax Rate		$92.5	11.9%		$133.8	(29.4)%		$158.6	89.0%

The tax effects of temporary differences that give rise to deferred income tax assets and liabilities are presented below:

Components of Deferred Income Tax Assets and Liabilities (dollars in millions)

	December 31,
	2013	2012
Deferred Tax Assets:
Net operating loss (NOL) carry forwards	$2,694.7	$2,552.9
Loans and direct financing leases	166.4	232.7
Provision for credit losses	147.9	153.4
Accrued liabilities and reserves	97.2	116.8
FSA adjustments – aircraft and rail contracts	52.8	73.6
Other	114.0	176.2
Total gross deferred tax assets	3,273.0	3,305.6
Deferred Tax Liabilities:
Operating leases	(1,549.3)	(1,317.6)
Foreign unremitted earnings	(168.5)	(198.4)
Debt	(97.7)	(115.7)
Goodwill and intangibles	(47.3)	(32.8)
Other	(71.4)	(152.8)
Total deferred tax liabilities	(1,934.2)	(1,817.3)
Total net deferred tax asset before valuation allowances	1,338.8	1,488.3
Less: Valuation allowances	(1,495.3)	(1,578.9)
Net deferred tax liability after valuation allowances	$(156.5)	$(90.6)

Item 8:  Financial Statements and Supplementary Data

126    CIT ANNUAL REPORT 2013

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2009 Bankruptcy

CIT filed prepackaged voluntary petitions for bankruptcy for relief under the U.S. bankruptcy Code on November 1, 2009 and emerged from bankruptcy on December 10, 2009. As a consequence of the bankruptcy, CIT realized cancellation of indebtedness income (“CODI”). The Internal Revenue Service Code generally requires CODI to be recognized and included in taxable income. However, if CODI is realized pursuant to a confirmed plan of reorganization, then CODI is not recognized in taxable income but instead reduces certain favorable tax attributes. CIT tax attribute reductions included a reduction to the Company’s federal net operating loss carry-forwards (“NOLs”) of approximately $5.1 billion and the tax bases in its assets of $2.6 billion. In 2009, the Company established a deferred tax liability of $3.1 billion to account for the future tax effects of the CODI adjustments. This deferred tax liability was applied as a reduction to our domestic net deferred tax assets at the beginning of 2010.

CIT’s reorganization in 2009 constituted an ownership change under Section 382 of the Code, which placed an annual dollar limit on the use of the remaining pre-bankruptcy NOLs. Under the relief provision elected by the Company, Sec. 382(l)(6), the NOLs that the Company may use annually is limited to the product of a prescribed rate of return applied against the value of equity immediately after any ownership change. Based on an equity value determined by the Company’s opening stock price on December 10, 2009, the Company’s estimated usage of pre-bankruptcy NOLs will be limited to $230 million per annum. NOLs arising in post-emergence years are not subject to this limitation absent another ownership change as defined by the Internal Revenue Service (IRS) for U.S. tax purposes.

Net Operating Loss Carry-forwards

As of December 31, 2013, CIT has deferred tax assets totaling $2.7 billion on its global NOLs. This includes a deferred tax asset of: (1) $1.8 billion relating to its cumulative U.S. Federal NOLs of $5.2 billion, after the CODI reduction described in the paragraph above; (2) $453 million relating to cumulative state NOLs of $9.6 billion, and (3) $408 million relating to cumulative foreign NOLs of $3.0 billion.

Of the $5.2 billion U.S. Federal NOLs, approximately $2.6 billion relates to the pre-emergence period which is subject to the Sec. 382 limitation discussed above. Domestic taxable income was essentially break-even for the current year, primarily due to one-time items in the fourth quarter, such as the Tyco tax agreement settlement, and the realization of tax losses from the sale of certain loan portfolios. The net increase in the U.S. Federal NOLs from the prior year balance of $4.9 billion is primarily attributable to ongoing audit adjustments related to prior years as well as certain adjustments related to the finalization of the 2012 tax return filed during 2013. The U.S. Federal NOL’s will expire beginning in 2027 through 2033. $308 million of state NOLs will expire in 2014, and certain of the foreign NOLs will expire over various periods, with an insignificant amount expiring in 2014.

The Company has not recognized any tax benefit on its prior year domestic losses and certain prior year foreign losses due to uncertainties related to its ability to realize its net deferred tax assets in the future. Due to the future uncertainties, combined with the recent three years of cumulative losses by certain domestic and foreign reporting entities, the Company has concluded that it does not currently meet the criteria to recognize its net deferred tax assets, inclusive of the deferred tax assets related to NOLs in these entities. Accordingly, the Company maintained valuation allowances of $1.5 billion and $1.6 billion against their net deferred tax assets at December 31, 2013 and 2012, respectively. Of the $1.5 billion valuation allowance at December 31, 2013, approximately $1.3 billion relates to domestic reporting entities and $211 million relates to the foreign reporting entities.

Management’s decision to maintain the valuation allowances on certain reporting entities’ net deferred tax assets requires significant judgment and an analysis of all the positive and negative evidence regarding the likelihood that these future benefits will be realized. The most recent three years of cumulative losses, adjusted for any non-recurring items, was considered a significant negative factor supporting the need for a valuation allowance. At the point when any of these reporting entities transition into a cumulative three year income position, Management will consider this profitability measure along with other facts and circumstances in determining whether to release any of the valuation allowances. The other facts and circumstances that are considered in evaluating the need for or release of a valuation allowance include sustained profitability, both historical and forecast, tax planning strategies, and the carry-forward periods for the NOLs.

While certain foreign and domestic entities with net operating loss carry-forwards have been profitable, the Company continues to record a full valuation allowance on these entities’ net deferred tax assets due to their history of losses. Given the continued improvement in earnings in certain foreign and domestic reporting entities, which is one factor considered in the evaluation process, it is possible that the valuation allowance for those entities may be reduced if these trends continue and other factors do not outweigh this positive evidence.

At the point a determination is made that it is “more likely than not” that a reporting entity generates sufficient future taxable income to realize its respective net deferred tax assets, the Company will reduce the entity’s respective valuation allowance (in full or in part), resulting in an income tax benefit in the period such a determination is made. Subsequently, the provision for income taxes will be provided for future earnings; however, there will be a minimal impact on cash taxes paid for until the NOL carry-forward is fully utilized.

Indefinite Reinvestment Assertion

In 2011, management decided to no longer assert its intent to indefinitely reinvest its foreign earnings, except for foreign subsidiaries in select jurisdictions. This decision was driven by events during the course of the year that culminated in Management’s conclusion that it may need to repatriate foreign earnings to address certain long-term investment and funding strategies.

As of December 31, 2013, Management continues to maintain the position with regards to its assertion. During 2013, the Company reduced its deferred tax liabilities for foreign withholding taxes by $10.2 million and the domestic deferred income tax liabilities by $19.6 million. As of December 31, 2013, the Company has recorded $1.4 million for foreign withholding taxes and $167.1

CIT ANNUAL REPORT 2013    127

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million for domestic deferred income tax liabilities which represents the Company’s best estimate of the tax cost associated with the potential future repatriation of undistributed earnings of its foreign subsidiaries. The $167.1 million of cumulative deferred income taxes were offset by a corresponding adjustment to the domestic valuation allowance resulting in no impact to the income tax provision.

Liabilities for Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits (dollars in millions)

	Liabilities for Unrecognized Tax Benefits	Interest/ Penalties	Grand Total
Balance at December 31, 2012	$317.8	$12.6	$330.4
Additions for tax positions related to current year	1.4	0.2	1.6
Additions for tax positions related to prior years	2.0	0.8	2.8
Settlements and payments	(0.5)	–	(0.5)
Expiration of statutes of limitations	(0.8)	–	(0.8)
Foreign currency revaluation	0.2	(0.3)	(0.1)
Balance at December 31, 2013	$320.1	$13.3	$333.4

During the year ended December 31, 2013, the Company recorded a $3.0 million income tax expense on uncertain tax positions, including interest, penalties, and net of a $0.1 million decrease attributable to foreign currency revaluation. The majority of the current year additions relate to prior-year uncertain tax positions. As required by ASC 740, Income Taxes, the deferred tax assets shown in the deferred tax asset and liability table above do not include any benefits associated with these uncertain tax positions.

During the year ended December 31, 2013, the Company recognized a $0.7 million income tax expense relating to interest and penalties on its uncertain tax positions, net of a $0.3 million decrease attributable to foreign currency translation. As of December 31, 2013, the accrued liability for interest and penalties is $13.3 million. The Company recognizes accrued interest and penalties on unrecognized tax benefits in income tax expense.

The entire $320.1 million of unrecognized tax benefits at December 31, 2013 would lower the Company’s effective tax rate, if realized, absent a corresponding adjustment of the Company’s valuation allowance for net deferred tax assets. The Company believes that the total unrecognized tax benefits may decrease, in the range of $0 to $5 million, due to the settlements of audits and the expiration of various statutes of limitations prior to December 31, 2014.

Income Tax Audits

On April 3, 2012, the Company and Internal Revenue Service (IRS) concluded the audit examination of the Company’s U.S. federal income tax returns for the taxable years ended December 31, 2005 through December 31, 2007. The audit settlement resulted in the imposition of a $1.4 million alternative minimum tax that can be used in the future as a credit to offset the Company’s regular tax liability. In 2012, the IRS commenced its audit examination of the Company’s U.S. Federal income tax returns for the taxable years ending December 31, 2008 through December 31, 2010. The IRS is currently targeting completing the examination during 2014.

The Company and its subsidiaries are under examination in various states, provinces and countries for years ranging from 2005 through 2011. Management does not anticipate that these examination results will have any material financial impact.

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

The Company’s largest plan is the CIT Group Inc. Retirement Plan (the “Plan”), which accounts for 73.4% of the Company’s total pension projected benefit obligation at December 31, 2013.

The Company also maintains a U.S. noncontributory supplemental retirement plan, the CIT Group Inc. Supplemental Retirement Plan (the “Supplemental Plan”), for participants whose benefit in the Plan is subject to Internal Revenue Code limitations, and an executive retirement plan, which has been closed to new members since 2006. In aggregate, these two plans account for 18.2% of the total pension projected benefit obligation at December 31, 2013.

On October 16, 2012, the Board of Directors of the Company approved amendments to freeze the benefits earned under both the Plan and the Supplemental Plan. These actions became effective on December 31, 2012. These changes resulted in a reduction in the pension liability, a gain to AOCI and eliminated

Item 8:  Financial Statements and Supplementary Data

128    CIT ANNUAL REPORT 2013

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

future service cost accruals. The freeze discontinued credit for services after December 31, 2012; however, accumulated balances under the cash balance formula will continue to receive periodic interest, subject to certain government limits. The interest credit was 2.47%, 2.67%, and 4.17% for the years ended December 31, 2013, 2012, and 2011, respectively. Participants under the traditional formula accrued a benefit through December 31, 2012, after which the benefit amount was frozen, and no further credits will be earned.

Employees generally become vested in both plans after completing three years of service, or upon attaining normal retirement age, as defined. Upon termination or retirement, vested participants under the “cash balance” formula have the option of receiving their benefit in a lump sum, deferring their payment to age 65 or converting their vested benefit to an annuity. Traditional formula participants can only receive an annuity upon a qualifying retirement.

During 2012, CIT offered a voluntary cash out option to Plan participants who are former employees of the Company and who had not yet started to receive monthly pension benefit payments. The payments made from the Plan in 2012 as a result of this offer totaled $19.8 million.

Postretirement Benefits

CIT provides healthcare and life insurance benefits to eligible retired employees. U.S. retiree healthcare and life insurance benefits account for 46.8% and 48.4% of the total postretirement benefit obligation, respectively. For most eligible retirees, healthcare is contributory and life insurance is non-contributory. The U.S. retiree healthcare plan pays a stated percentage of most medical expenses, reduced by a deductible and any payments made by the government and other programs. The U.S. retiree healthcare benefit includes a maximum limit on CIT’s share of costs for employees who retired after January 31, 2002. All postretirement benefit plans are funded on a pay-as-you-go basis.

On October 16, 2012, the Board of Directors of the Company approved amendments that discontinue benefits under CIT’s postretirement benefit plans. These changes resulted in a gain to AOCI and will reduce future service cost accruals. CIT will no longer offer retiree medical, dental and life insurance benefits to those who did not meet the eligibility criteria for these benefits by December 31, 2013. Employees who met the eligibility requirements for retiree health insurance by December 31, 2013 will be offered retiree medical and dental coverage upon retirement. To receive retiree life insurance, employees must have met the eligibility criteria for retiree life insurance by December 31, 2013 and must have retired from CIT on or before December 31, 2013.

CIT ANNUAL REPORT 2013    129

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Obligations and Funded Status

The following tables set forth changes in benefit obligation, plan assets, funded status and net periodic benefit cost of the retirement plans and postretirement plans:

Obligations and Funded Status (dollars in millions)

	Retirement Benefits		Post-Retirement Benefits
	2013	2012	2013	2012
Change in benefit obligation
Benefit obligation at beginning of year	$480.8	$470.3	$42.3	$50.2
Service cost(1)	0.5	14.5	0.1	0.8
Interest cost	17.8	19.9	1.6	1.9
Plan amendments, curtailments and settlements	(1.7)	(22.4)	0.6	(9.0)
Actuarial loss/(gain)	(20.1)	41.7	(2.8)	1.2
Benefits paid	(25.3)	(44.7)	(4.7)	(4.7)
Other(2)	0.4	1.5	1.7	1.9
Benefit obligation at end of year	452.4	480.8	38.8	42.3
Change in plan assets
Fair value of plan assets at beginning of period	346.3	324.6	–	–
Actual return on plan assets	16.0	41.3	–	–
Employer contributions	21.1	24.0	3.0	3.4
Plan settlements	(1.7)	(0.2)	(0.1)	(0.7)
Benefits paid	(25.3)	(44.7)	(4.7)	(4.7)
Other(2)	0.5	1.3	1.8	2.0
Fair value of plan assets at end of period	356.9	346.3	–	–
Funded status at end of year(3)(4)	$(95.5)	$(134.5)	$(38.8)	$(42.3)

(1)	The retirement benefit plan was frozen and the post-retirement benefit plan discontinued benefits effective December 31, 2012, as such, there was no service cost incurred on those plans in the year ended December 31, 2013.

(2)	Consists of any of the following: plan participants’ contributions, termination benefits, retiree drug subsidy, and currency translation adjustments.

(3)	These amounts were recognized as liabilities in the Consolidated Balance Sheet at December 31, 2013 and 2012.

(4)	Company assets of $95.7 million and $99.2 million as of December 31, 2013 and December 31, 2012, respectively, related to the non-qualified U.S. executive retirement plan obligation are not included in plan assets but related liabilities are in the benefit obligation.

During 2013, the Company entered into a buy-in/buy-out transaction in the United Kingdom with an insurance company that is expected to result in a full buy-out of the related pension plan in 2014. This contract did not meet the settlement requirements in ASC 715, Compensation – Retirement Benefits as of the year ended December 31, 2013 and resulted in an $8 million actuarial loss that is included in the net actuarial gain of $20.1 million as of December 31, 2013, as the plan’s pension liabilities were valued at their buy-in value basis. The loss of $8 million will be recognized in the Statement of Operations when the transaction meets settlement accounting requirements, which is expected in 2014.

The accumulated benefit obligation for all defined benefit pension plans was $449.8 million and $477.5 million, at December 31, 2013 and 2012, respectively. Information for those defined benefit plans with an accumulated benefit obligation in excess of plan assets is as follows:

Defined Benefit Plans with an Accumulated Benefit Obligation in Excess of Plan Assets (dollars in millions)

	December 31,
	2013	2012
Projected benefit obligation	$421.4	$458.8
Accumulated benefit obligation	418.8	455.6
Fair value of plan assets	325.9	319.0

Item 8:  Financial Statements and Supplementary Data

130    CIT ANNUAL REPORT 2013

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net periodic benefit cost and other amounts recognized in AOCI consisted of the following:

Net Periodic Benefit Costs and Other Amounts (dollars in millions)

	Retirement Benefits			Post-Retirement Benefits
	2013	2012	2011	2013	2012	2011
Service cost	$0.5	$14.5	$13.0	$0.1	$0.8	$0.9
Interest cost	17.8	19.9	22.5	1.6	1.9	2.4
Expected return on plan assets	(18.9)	(18.4)	(20.3)	–	–	–
Amortization of prior service cost	–	–	–	(0.6)	(0.3)	–
Amortization of net loss/(gain)	1.0	2.1	–	(0.2)	(0.4)	(0.2)
Settlement and curtailment (gain)/loss	0.2	(0.6)	0.9	(0.3)	–	–
Termination benefits	–	0.3	–	–	–	–
Net periodic benefit cost	0.6	17.8	16.1	0.6	2.0	3.1
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net (gain)/loss	(17.1)	(2.6)	58.0	(2.5)	0.6	1.6
Prior service cost (credit)	–	–	–	–	(7.7)	–
Amortization, settlement or curtailment recognition of net gain/(loss)	(1.1)	(2.2)	(0.3)	0.1	0.4	0.2
Amortization, settlement or curtailment recognition of prior service (cost)/credit	–	–	–	1.4	0.2	–
Total recognized in OCI	(18.2)	(4.8)	57.7	(1.0)	(6.5)	1.8
Total recognized in net periodic benefit cost and OCI	$(17.6)	$13.0	$73.8	$(0.4)	$(4.5)	$4.9

The amounts recognized in AOCI during the year ended December 31, 2013 were net gains (before taxes) of $18.2 million for retirement benefits. The net retirement benefits AOCI gains were primarily driven by a reduction in benefit obligations of $17.1 million resulting from changes in assumptions. The discount rate for the U.S. pension and postretirement plans increased by 100 basis points from 3.75% at December 31, 2012 to 4.75% at December 31, 2013 and accounted for the majority of the AOCI gains arising from assumption changes.

The postretirement AOCI net gains (before taxes) of $1.0 million during the year ended December 31, 2013 were primarily driven by a 75 basis point increase in the discount rate from 3.75% at December 31, 2012 to 4.50% at December 31, 2013.

The plan changes approved on October 16, 2012 resulted in plan curtailments and amendments which reduced the liability for the affected plans as indicated in the table above. Each of the amended plans was re-measured at October 1, 2012 using a discount rate of 3.75%.

The amounts recognized in AOCI during the year ended December 31, 2012 were net gains (before taxes) of $4.8 million for retirement benefits. The net retirement benefits AOCI gains were primarily driven by a reduction in benefit obligations of $20.4 million resulting from the decision to freeze benefits under certain plans, an increase in asset values of $23.8 million due to favorable asset performance, and the settlement of obligations of approximately $8.7 million as a result of the lump sum cash out offering. These gains were largely offset by changes in assumptions, which resulted in an increase in plan obligations of approximately $48.1 million.

The postretirement AOCI net gains (before taxes) of $6.5 million during the year ended December 31, 2012 were primarily driven by the reduction in benefit obligations of $8.3 million primarily due to the discontinuation of benefits under certain plans, partially offset by the impacts of assumption changes of approximately $1.8 million.

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

CIT ANNUAL REPORT 2013    131

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average assumptions used in the measurement of benefit obligations are as follows:

Weighted Average Assumptions

	Retirement Benefits		Post-Retirement Benefits
	2013	2012	2013	2012
Discount rate	4.59%	3.80%	4.50%	3.74%
Rate of compensation increases	3.03%	3.03%	(1)	3.00%
Health care cost trend rate
Pre-65	(1)	(1)	7.40%	7.60%
Post-65	(1)	(1)	7.60%	7.80%
Ultimate health care cost trend rate	(1)	(1)	4.50%	4.50%
Year ultimate reached	(1)	(1)	2029	2029

The weighted average assumptions used to determine net periodic benefit costs for the years ended December 31, 2013 and 2012 are as follows:

Weighted Average Assumptions

	Retirement Benefits		Post-Retirement Benefits
	2013	2012	2013	2012
Discount rate	3.81%	4.30%	3.86%	4.31%
Expected long-term return on plan assets	5.57%	5.56%	(1)	(1)
Rate of compensation increases	3.03%	3.00%	3.00%	3.00%

(1)	Not applicable.

Healthcare rate trends have a significant effect on healthcare plan costs. The Company uses both external and historical data to determine healthcare rate trends. An increase (decrease) of one-percentage point in assumed healthcare rate trends would increase (decrease) the postretirement benefit obligation by $1.2 million and ($1.0 million), respectively. The service and interest cost are not material.

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

Plan investments are stated at fair value. Common stock traded on security exchanges as well as mutual funds and exchange traded funds are valued at closing market prices; when no trades are reported, they are valued at the most recent bid quotation (Level 1). Investments in common/collective trusts are carried at fair value based upon net asset value (“NAV”) (Level 2). Funds that invest in alternative assets that do not have quoted market prices are valued at estimated fair value based on capital and financial statements received from fund managers (Level 3). Given the valuation of Level 3 assets is dependent upon assumptions and expectations, management, with the assistance of third party experts, periodically assesses the controls and governance employed by the investment firms that manage Level 3 assets.

Item 8:  Financial Statements and Supplementary Data

132    CIT ANNUAL REPORT 2013

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables below set forth asset fair value measurements.

Fair Value Measurements (dollars in millions)

December 31, 2013	Level 1	Level 2	Level 3	Total Fair Value
Cash	$0.2	$–	$–	$0.2
Mutual Funds	70.4	–	–	70.4
Common Collective Trusts	–	179.3	–	179.3
Common Stock	18.1	–	–	18.1
Exchange Traded Funds	21.2	–	–	21.2
Short Term Investment Fund	–	4.1	–	4.1
Partnership	–	–	9.7	9.7
Hedge Fund	–	–	22.9	22.9
Insurance Contracts	–	–	31.0	31.0
	$109.9	$183.4	$63.6	$356.9
December 31, 2012
Cash	$0.3	$–	$–	$0.3
Mutual Funds	62.7	–	–	62.7
Common Collective Trusts	–	183.0	–	183.0
Common Stock	23.3	–	–	23.3
Exchange Traded Funds	19.6	–	–	19.6
Short Term Investment Fund	–	5.5	–	5.5
Partnership	–	–	10.5	10.5
Hedge Fund	–	–	13.9	13.9
Unitized Insurance Fund	–	27.2	–	27.2
Insurance Contracts	–	–	0.3	0.3
	$105.9	$215.7	$24.7	$346.3

Certain reclassifications were made to prior year investment classifications and fair value levels to conform to the current year presentation.

The table below sets forth changes in the fair value of the Plan’s Level 3 assets for the year ended December 31, 2013:

Fair Value of Level 3 Assets (dollars in millions)

	Total	Partnership	Hedge Funds	Insurance Contracts
December 31, 2012	$24.7	$10.5	$13.9	$0.3
Realized and Unrealized Gains (Losses)	1.1	(0.8)	1.9	–
Purchases, sales, and settlements, net	37.8	–	7.1	30.7
December 31, 2013	$63.6	$9.7	$22.9	$31.0
Change in Unrealized Gains (Losses) for Investments still held at December 31, 2013	$1.0	$(0.8)	$1.8	$–

Contributions

The Company’s policy is to make contributions so that they exceed the minimum required by laws and regulations, are consistent with the Company’s objective of ensuring sufficient funds to finance future retirement benefits and are tax deductible. CIT currently expects to contribute $22.0 million to the U.S. Retirement Plan during 2014. For all other plans, CIT currently expects to contribute $10.0 million during 2014.

CIT ANNUAL REPORT 2013    133

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated Future Benefit Payments

The following table depicts benefits projected to be paid from plan assets or from the Company’s general assets calculated using current actuarial assumptions. Actual benefit payments may differ from projected benefit payments.

Projected Benefits (dollars in millions)

For the years ended December 31,	Retirement Benefits	Gross Postretirement Benefits	Medicare Subsidy
2014	$26.3	$3.5	$0.4
2015	26.4	3.4	0.4
2016	26.3	3.3	0.4
2017	25.9	3.3	0.4
2018	26.5	3.2	0.5
2019–2023	136.1	14.1	1.2

Savings Incentive Plan

CIT has a number of defined contribution retirement plans covering certain of its U.S. and non-U.S. employees designed in accordance with conditions and practices in the respective countries. The U.S. plan, which qualifies under section 401(k) of the Internal Revenue Code, is the largest and accounts for 87% of the Company’s total defined contribution retirement expense for the year ended December 31, 2013. Generally, employees may contribute a portion of their eligible compensation, as defined, subject to regulatory limits and plan provisions, and the Company matches these contributions up to a threshold. On October 16, 2012, the Board of Directors of the Company approved plan enhancements which provide participants with additional company contributions in the plan effective January 1, 2013. The cost of these plans totaled $24.9 million, $16.9 million and $15.1 million for the years ended December 31, 2013, 2012, and 2011, respectively.

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

Operating expenses includes $52.5 million of compensation expense related to equity-based awards granted to employees or members of the Board of Directors for the year ended December 31, 2013, including $52.3 million related to restricted and retention stock and unit awards and the remaining related to stock purchases. Compensation expense related to equity-based awards included $41.9 million in 2012 and $24.8 million in 2011, respectively.

Stock Options

Stock options were not significant and no stock options were granted during 2013, 2012 and 2011.

Employee Stock Purchase Plan

In December 2010, the Company adopted the CIT Group Inc. 2011 Employee Stock Purchase Plan (the “ESPP”), which was approved by shareholders in May 2011. Eligibility for participation in the ESPP includes employees of CIT and its participating subsidiaries who are customarily employed for at least 20 hours per week, except that any employees designated as highly compensated are not eligible to participate in the ESPP. The ESPP is available to employees in the United States and to certain international employees. Under the ESPP, CIT is authorized to issue up to 2,000,000 shares of common stock to eligible employees. Eligible employees can choose to have between 1% and 10% of their base salary withheld to purchase shares quarterly, at a purchase price equal to 85% of the fair market value of CIT common stock on the last business day of the quarterly offering period. The amount of common stock that may be purchased by a participant through the ESPP is generally limited to $25,000 per year. A total of 25,490 and 29,609 shares were purchased under the plan in 2013 and 2012, respectively.

Restricted Stock / Performance Units

Under the LTIP, Restricted Stock Units (“RSUs”) are awarded at no cost to the recipient upon grant. RSUs are generally granted annually at the discretion of the Company, but may also be granted during the year to new hires or for retention or other purposes. RSUs granted to employees and restricted stock granted to members of the Board during 2013 and 2012 generally were scheduled to vest either one third per year for three years or 100% after three years. Certain vested stock awards were scheduled to remain subject to transfer restrictions through the first anniversary of the grant date for members of the Board who elected to receive stock in lieu of cash compensation for their retainer. Vested stock salary awards granted to a limited number of executives were scheduled to remain subject to transfer restrictions through the first and/or third anniversaries of the

Item 8:  Financial Statements and Supplementary Data

134    CIT ANNUAL REPORT 2013

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

grant date. Certain RSUs granted to directors, and in limited instances to employees, are designed to settle in cash and are accounted for as “liability” awards as prescribed by ASC 718. The values of these cash-settled RSUs are re-measured at the end of each reporting period until the award is settled.

During 2013 and 2012, Performance Stock Units (“PSUs”) were awarded to certain senior executives. The awards become payable only if CIT achieves certain growth and margin targets over a three-year performance period. PSU share payouts may increase or decrease from the target grant based on performance against these pre-established performance measures, with the actual number of shares ranging from 0% to a maximum of 150% of the target grant for PSUs granted in 2013, and a maximum of 200% of the target grant for PSUs granted in 2012. Both performance measures have a minimum threshold level of performance that must be achieved to trigger any payout; if the threshold level of performance is not achieved for either performance measure, then no portion of the PSU target will be payable. Achievement against either performance measures is calculated independently of the other performance measure and each measure is weighted equally.

The fair value of restricted stock and RSUs that vested and settled in stock during 2013 and 2012 was $38.6 million and $10.8 million, respectively. The fair value of RSUs that vested and settled in cash during 2013 and 2012 was $0.4 million in both periods.

The following tables summarize restricted stock and RSU activity for 2013 and 2012:

Stock and Cash – Settled Awards Outstanding

	Stock-Settled Awards		Cash-Settled Awards
	Number of Shares	Weighted Average Grant Date Value	Number of Shares	Weighted Average Grant Date Value
December 31, 2013
Unvested at beginning of period	1,883,292	$40.15	9,677	$39.56
Vested / unsettled Stock Salary at beginning of period	114,119	38.20	3,247	39.05
PSUs – granted to employees	111,046	42.55	–	–
RSUs – granted to employees	1,015,861	42.76	–	–
RSUs – granted to directors	23,551	44.27	2,549	44.14
Forfeited / cancelled	(40,697)	41.62	–	n/a
Vested / settled awards	(872,643)	39.81	(7,800)	39.31
Vested / unsettled Stock Salary Awards	(15,066)	41.46	(2,165)	39.05
Unvested at end of period	2,219,463	$41.51	5,508	$41.93
December 31, 2012
Unvested at beginning of period	979,393	$42.40	13,964	$40.12
Vested / unsettled Stock Salary at beginning of period	72,238	39.27	–	–
PSUs – granted to employees	106,511	41.31	–	–
RSUs – granted to employees	1,130,494	38.90	8,117	39.05
RSUs – granted to directors	30,409	35.84	1,815	35.80
Forfeited / cancelled	(56,735)	40.28	–	–
Vested / settled awards	(264,899)	43.68	(10,972)	39.42
Vested / unsettled Stock Salary Awards	(114,119)	38.20	(3,247)	39.05
Unvested at end of period	1,883,292	$40.15	9,677	$39.56

CIT ANNUAL REPORT 2013    135

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 — COMMITMENTS

The accompanying table summarizes credit-related commitments, as well as purchase and funding commitments:

Commitments (dollars in millions)

	December 31, 2013
	Due to Expire			December 31, 2012
	Within One Year	After One Year	Total Outstanding	Total Outstanding
Financing Commitments
Financing and leasing assets	$799.7	$3,526.1	$4,325.8	$3,301.2
Letters of credit
Standby letters of credit	36.8	265.5	302.3	238.5
Other letters of credit	35.9	–	35.9	53.6
Guarantees
Deferred purchase credit protection agreements	1,771.6	–	1,771.6	1,841.5
Guarantees, acceptances and other recourse obligations	3.9	–	3.9	17.4
Purchase and Funding Commitments
Aerospace manufacturer purchase commitments	729.3	8,015.2	8,744.5	9,168.3
Rail and other manufacturer purchase commitments	648.9	405.1	1,054.0	927.4
Commercial loan portfolio purchase commitment	–	–	–	1,258.3

Financing commitments, referred to as loan commitments or lines of credit, reflect CIT’s agreements to lend to its customers, subject to the customers’ compliance with contractual obligations. Included in the table above are commitments that have been extended to and accepted by customers, clients or agents, but on which the criteria for funding have not been completed of $548 million at December 31, 2013 and $325 million at December 31, 2012. Financing commitments also include credit line agreements to Trade Finance clients that are cancellable by us only after a notice period. The notice period is typically 90 days or less. The amount available under these credit lines, net of amount of receivables assigned to us, is $157 million at December 31, 2013. As financing commitments may not be fully drawn, may expire unused, may be reduced or cancelled at the customer’s request, and may require the customer to be in compliance with certain conditions, total commitment amounts do not necessarily reflect actual future cash flow requirements.

The table above includes approximately $0.9 billion of undrawn financing commitments at December 31, 2013 and $0.6 billion at December 31, 2012 for instances where the customer is not in compliance with contractual obligations, and therefore CIT does not have the contractual obligation to lend.

At December 31, 2013, substantially all undrawn financing commitments were senior facilities. Most of the Company’s undrawn and available financing commitments are in Corporate Finance.

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

The table above includes $1,690 million of DPA credit protection at December 31, 2013, related to receivables which have been presented to us for credit protection after shipment of goods has occurred and the customer has been invoiced. The table also includes $82 million available under DPA credit line agreements, net of amount of DPA credit protection provided at December 31, 2013. The DPA credit line agreements specify a contractually committed amount of DPA credit protection and are

Item 8:  Financial Statements and Supplementary Data

136    CIT ANNUAL REPORT 2013

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

cancellable by us only after a notice period. The notice period is typically 90 days or less.

The methodology used to determine the DPA liability is similar to the methodology used to determine the allowance for loan losses associated with the finance receivables, which reflects embedded losses based on various factors, including expected losses reflecting the Company’s internal customer and facility credit ratings. The liability recorded in Other Liabilities related to the DPAs totaled $6.0 million and $5.6 million at December 31, 2013 and December 31, 2012, respectively.

Purchase and Funding Commitments

CIT’s purchase commitments relate primarily to purchases of commercial aircraft and rail equipment. Commitments to purchase new commercial aircraft are predominantly with Airbus Industries (“Airbus”), The Boeing Company (“Boeing”), and Embraer S.A. (“Embraer”). CIT may also commit to purchase an aircraft directly from an airline. Aerospace equipment purchases are contracted for specific models, using baseline aircraft specifications at fixed prices, which reflect discounts from fair market purchase prices prevailing at the time of commitment. The delivery price of an aircraft may change depending on final specifications. Equipment purchases are recorded at the delivery date. The estimated commitment amounts in the preceding table are based on contracted purchase prices reduced for pre-delivery payments to date and exclude buyer furnished equipment selected by the lessee. Pursuant to existing contractual commitments, 147 aircraft remain to be purchased from Airbus, Boeing and Embraer at December 31, 2013. Aircraft deliveries are scheduled periodically through 2020. Commitments exclude unexercised options to order additional aircraft.

The Company’s rail business entered into commitments to purchase railcars from multiple manufacturers. At December 31, 2013, approximately 7,500 railcars remain to be purchased with deliveries through 2015. Rail equipment purchase commitments are at fixed prices subject to price increases for certain materials.

Other vendor purchase commitments relate to Vendor Finance equipment.

The prior year amount includes $1.3 billion related to December 2012 agreement to acquire commercial loan commitments.

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

For certain Litigation matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of established reserves and insurance. For other matters for which a loss is probable or reasonably possible, such an estimate cannot be determined. For Litigation where losses are reasonably possible, management currently estimates the aggregate range of reasonably possible losses as up to $90 million in excess of established reserves and insurance related to those matters, if any. This estimate represents reasonably possible losses (in excess of established reserves and insurance) over the life of such Litigation, which may span a currently indeterminable number of years, and is based on information currently available as of December 31, 2013. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate.

Those Litigation matters for which an estimate is not reasonably possible or as to which a loss does not appear to be reasonably possible, based on current information, are not included within this estimated range and, therefore, this estimated range does not represent the Company’s maximum loss exposure.

The foregoing statements about CIT’s Litigation are based on the Company’s judgments, assumptions, and estimates and are necessarily subjective and uncertain. Several of the Company’s Litigation matters are described below.

TYCO TAX AGREEMENT

In connection with the Company’s separation from Tyco International Ltd (“Tyco”) in 2002, CIT and Tyco entered into a Tax Agreement pursuant to which, among other things, CIT agreed to pay Tyco for tax savings actually realized by CIT, if any, as a result of the use of certain net operating losses arising during the period that Tyco owned CIT (the “Tyco Tax Attribute”), which savings would not have been realized absent the existence of the Tyco Tax Attribute. During CIT’s bankruptcy, CIT rejected the Tax Agreement. Tyco filed a Notice of Arbitration during the second quarter of 2011, seeking arbitration of its alleged contractual damages resulting from rejection of the Tax Agreement. The arbitration hearing was scheduled to begin in December 2013. In November 2013, the parties engaged in a mediation and settlement negotiations resulting in a settlement of the matter. Pursuant to the settlement, CIT paid Tyco $60 million in December 2013 and Tyco released all claims that it had with respect to the federal Tyco Tax Attribute, which could have been as much as approximately $794 million and the state Tyco Tax Attribute which could have been as much as approximately $180 million. The settlement has been fully consummated and the matter is resolved.

CIT ANNUAL REPORT 2013    137

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LAC-MÉGANTIC, QUEBEC DERAILMENT

On July 6, 2013, a freight train including five locomotives and seventy-two tank cars carrying crude oil derailed in the town of Lac-Mégantic, Quebec. Nine of the tank cars were owned by The CIT Group/Equipment Financing, Inc. (“CIT/EF”) (a wholly-owned subsidiary of the Company) and leased to Western Petroleum Company (“WPC”), a subsidiary of World Fuel Services Corp. (“WFS”). Two of the locomotives are owned by CIT/EF and were leased to Montreal, Maine & Atlantic Railway, Ltd. (“MMA”), the railroad operating the freight train at the time of the derailment, a subsidiary of Rail World, Inc.

The derailment was followed by explosions and fire, which resulted in the deaths of over forty people and an unknown number of injuries, the destruction of more than thirty buildings in Lac-Mégantic, and the release of crude oil on land and into the Chaudière River. The extent of the property and environmental damage has not yet been determined. Twenty lawsuits have been filed in Illinois by representatives of the deceased in connection with the derailment. The Company is named as a defendant in seven of the twenty lawsuits, together with 13 other defendants, including WPC, MMA (who has since been dismissed without prejudice as a result of its chapter 11 bankruptcy filing on August 7, 2013), and the lessors of the other locomotives and tank cars. Liability could be joint and several among some or all of the defendants. All but two of these cases have been consolidated in the U.S. District Court in the Northern District of Illinois. The Company has joined a motion to move these cases to the U.S. District Court in Maine. The Company has been named as an additional defendant in a pending class action in the Superior Court of Quebec, Canada. Other cases may be filed in U.S. and Canadian courts. The plaintiffs in the pending U.S. and Canadian actions assert claims of negligence and strict liability based upon alleged design defect against the Company in connection with the CIT/EF tank cars. The Company has rights of indemnification and defense against its lessees, WPC and MMA, and also has rights as an additional insured under liability coverage maintained by the lessees. In addition, the Company and its subsidiaries maintain contingent and general liability insurance for claims of this nature, and the Company and its insurers are working cooperatively with respect to these claims.

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

BRAZILIAN TAX MATTERS

Banco CIT, CIT’s Brazilian bank subsidiary, is pursuing seven tax appeals relating to disputed local tax assessments on leasing services and importation of equipment. The disputes primarily involve questions of whether the correct taxing authorities were paid and whether the proper tax rate was applied.

ISS Tax Appeals

Notices of infraction were received relating to the payment of Imposto sobre Serviços (“ISS”), charged by municipalities in connection with services. The Brazilian municipalities of Itu and Cascavale claim that Banco CIT should have paid them ISS tax on leasing services for tax years 2006-2011. Instead, Banco CIT paid the ISS tax to Barueri, the municipality in which it is domiciled in São Paulo, Brazil. The disputed issue is whether the ISS tax should be paid to the municipality in which the leasing company is located or the municipality in which the services were rendered or the customer is located. The amounts claimed by the taxing authorities of Itu and Cascavel collectively for tax assessments and penalties are approximately 850 thousand Reais (approximately $350 thousand). Recent favorable legal precedent in a similar tax appeal has been issued by Brazil’s highest court resolving the conflict between the municipalities.

ICMS Tax Appeals

Notices of infraction were received relating to the payment of Imposto sobre Circulaco de Mercadorias e Servicos (“ICMS”) taxes charged by states in connection with the importation of equipment. The state of São Paulo claims that Banco CIT should have paid it ICMS tax for tax years 2006-2009 because Banco CIT, the purchaser, is located in São Paulo. Instead, Banco CIT paid ICMS tax to the states of Espirito Santo, Espirito Santa Caterina, and Alagoas, where the imported equipment arrived. A recent regulation issued by São Paulo in December 2013 reaffirms a 2009 agreement by São Paulo to conditionally recognize ICMS tax payments made to Espirito Santo. The amounts claimed by São Paulo collectively for tax assessments and penalties are approximately: (i) 79 million Reais (approximately $34 million) for goods imported into the state of Espirito Santo from 2006–2009 and the states of Espirito Santa Caterina and Alagoas in 2007 and 2008.

A notice of infraction was received relating to São Paulo’s challenge of the ICMS tax rate paid by Banco CIT for tax years 2004–2007. São Paulo alleges that Banco CIT paid a lower rate of ICMS tax on imported equipment than was required (8.8% instead of 18%). Banco CIT challenged the notice of infraction and was partially successful – the period from January 1, 2004 through December 22, 2004 has been excluded from the amounts claimed to be due by São Paulo. Banco CIT has commenced a judicial proceeding challenging the unfavorable portion of the administrative ruling. The amount claimed by São Paulo for tax assessments and penalties is approximately 4 million Reais (approximately $1.6 million).

The current potential aggregate exposure in taxes, fines and interest for the ISS and the ICMS tax matters could be up to approximately 84 million Reais (approximately $36 million).

Item 8:  Financial Statements and Supplementary Data

138    CIT ANNUAL REPORT 2013

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 — PLEDGED ASSETS AND LEASE COMMITMENTS

Pledged Assets

As part of our liquidity management strategy, we pledge assets to secure financing transactions (which include securitizations), borrowings from the FHLB and FRB, and for other purposes as required or permitted by law. Our financing transactions do not meet accounting requirements for sale treatment and are recorded as secured borrowings, with the assets remaining on-balance sheet for GAAP. The debt associated with these transactions is collateralized by receivables, leases and/or equipment. Certain related cash balances are restricted. The amounts that follow reflect pledged assets associated with secured financing transactions, which include pledged assets related to variable interest entities (“VIEs”) and borrowings from the FHLB. We do not have outstanding borrowings with the FRB. See Note 8 — Long Term Borrowings for associated debt balances.

At December 31, 2013 we had pledged assets of $15.3 billion, which included $9.4 billion of loans (including amounts held for sale), $4.8 billion of operating lease assets, $1.0 billion of cash and $0.1 billion of investment securities.

Lease Commitments

The following table presents future minimum rental payments under non-cancellable long-term lease agreements for premises and equipment at December 31, 2013:

Future Minimum Rentals (dollars in millions)

Years Ended December 31,
2014	$31.6
2015	29.5
2016	26.8
2017	23.1
2018	22.4
Thereafter	53.2
Total	$186.6

In addition to fixed lease rentals, leases generally require payment of maintenance expenses and real estate taxes, both of which are subject to escalation provisions. Minimum payments include $85.3 million ($13.1 million for 2014) which will be recorded against the facility exiting liability when paid and therefore will not be recorded as rental expense in future periods. Minimum payments have not been reduced by minimum sublease rentals of $63.6 million due in the future under non-cancellable subleases which will be recorded against the facility exiting liability when received. See Note 25 — “Severance and Facility Exiting Liabilities” for the liability related to closing facilities.

Rental expense for premises, net of sublease income (including restructuring charges from exiting office space), and equipment, was as follows.

	Years Ended December 31,
(dollars in millions)	2013	2012	2011
Premises	$19.0	$19.8	$22.7
Equipment	3.0	2.9	2.7
Total	$22.0	$22.7	$25.4

NOTE 22 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CIT invests in various trusts, partnerships, and limited liability corporations established in conjunction with structured financing transactions of equipment, power and infrastructure projects. CIT’s interests in these entities were entered into in the ordinary course of business. Other assets included approximately $65 million and $69 million at December 31, 2013 and 2012, respectively, of investments in non-consolidated entities relating to such transactions that are accounted for under the equity or cost methods.

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

Types of Products and Services

CIT has five reportable segments: Corporate Finance, Transportation Finance, Trade Finance, Vendor Finance and Consumer. Corporate Finance and Trade Finance offer secured lending as well as other financial products and services predominately to small and midsize companies. These include secured revolving lines of credit and term loans, factoring, accounts receivable credit protection, accounts receivable collection, import and export financing, debtor-in-possession and turnaround financing and receivable advisory services. Transportation Finance offers leasing products and secured lending to midsize and larger companies across the aerospace, rail and maritime industries. Vendor Finance partners with manufacturers and distributors to offer secured lending and leasing products predominantly to small and mid-size companies primarily in information technology, telecommunication and office equipment markets. Consumer includes a liquidating portfolio of government-guaranteed student loans, which are all in assets held for sale at December 31, 2013.

Segment Profit and Assets

Certain activities are not attributed to operating segments and are included in Corporate and Other. Some of the more significant items include loss on debt extinguishments, costs associated with excess cash liquidity (Interest Expense), mark-to-market adjustments on non-qualifying derivatives (Other Income) and restructuring charges for severance and facilities exit activities (Operating Expenses). In 2011, Corporate and Other also included prepayment penalties associated with debt repayments (Interest Expense).

CIT ANNUAL REPORT 2013    139

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions)	Corporate Finance	Transportation Finance	Trade Finance	Vendor Finance	Commercial Segments	Consumer	Total Segments	Corporate and Other	Total CIT
For the year ended December 31, 2013
Interest income	$525.1	$145.9	$54.9	$509.0	$1,234.9	$130.7	$1,365.6	$17.2	$1,382.8
Interest expense	(244.6)	(510.4)	(26.2)	(219.4)	(1,000.6)	(77.2)	(1,077.8)	(60.2)	(1,138.0)
Provision for credit losses	(19.0)	1.0	4.4	(51.3)	(64.9)	–	(64.9)	–	(64.9)
Rental income on operating leases	18.0	1,546.9	–	205.4	1,770.3	–	1,770.3	–	1,770.3
Other income	147.8	77.0	138.2	11.3	374.3	0.9	375.2	6.9	382.1
Depreciation on operating lease equipment	(10.3)	(459.4)	–	(103.8)	(573.5)	–	(573.5)	–	(573.5)
Operating expenses	(233.2)	(200.6)	(115.7)	(327.9)	(877.4)	(23.4)	(900.8)	(83.9)	(984.7)
Income (loss) before (provision) benefit for income taxes	$183.8	$600.4	$55.6	$23.3	$863.1	$31.0	$894.1	$(120.0)	$774.1
Select Period End Balances
Loans	$9,465.9	$2,181.3	$2,262.4	$4,719.6	$18,629.2	$–	$18,629.2	$–	$18,629.2
Credit balances of factoring clients	–	–	(1,336.1)	–	(1,336.1)	–	(1,336.1)	–	(1,336.1)
Assets held for sale	413.7	152.0	–	437.7	1,003.4	3,374.5	4,377.9	–	4,377.9
Operating lease equipment, net	79.1	12,771.8	–	184.5	13,035.4	–	13,035.4	–	13,035.4
For the year ended December 31, 2012
Interest income	$623.6	$135.2	$57.6	$553.5	$1,369.9	$179.6	$1,549.5	$19.6	$1,569.1
Interest expense	(564.6)	(1,233.5)	(80.0)	(473.6)	(2,351.7)	(231.7)	(2,583.4)	(314.0)	(2,897.4)
Provision for credit losses	(7.3)	(18.0)	0.9	(26.5)	(50.9)	(0.7)	(51.6)	–	(51.6)
Rental income on operating leases	8.9	1,536.6	–	239.1	1,784.6	–	1,784.6	–	1,784.6
Other income	387.9	56.3	144.0	27.6	615.8	40.3	656.1	(3.0)	653.1
Depreciation on operating lease equipment	(4.3)	(419.7)	–	(109.2)	(533.2)	–	(533.2)	–	(533.2)
Operating expenses	(244.0)	(179.6)	(118.4)	(318.8)	(860.8)	(39.5)	(900.3)	(17.9)	(918.2)
Loss on debt extinguishments	–	–	–	–	–	–	–	(61.2)	(61.2)
Income (loss) before (provision) benefit for income taxes	$200.2	$(122.7)	$4.1	$(107.9)	$(26.3)	$(52.0)	$(78.3)	$(376.5)	$(454.8)
Select Period End Balances
Loans	$8,175.9	$1,853.2	$2,305.3	$4,818.7	$17,153.1	$3,694.5	$20,847.6	$–	$20,847.6
Credit balances of factoring clients	–	–	(1,256.5)	–	(1,256.5)	–	(1,256.5)	–	(1,256.5)
Assets held for sale	56.8	173.6	–	414.5	644.9	1.5	646.4	–	646.4
Operating lease equipment, net	23.9	12,173.6	–	214.2	12,411.7	–	12,411.7	–	12,411.7
For the year ended December 31, 2011
Interest income	$923.7	$155.9	$73.3	$788.4	$1,941.3	$266.5	$2,207.8	$20.9	$2,228.7
Interest expense	(706.1)	(885.2)	(90.9)	(505.1)	(2,187.3)	(290.6)	(2,477.9)	(316.5)	(2,794.4)
Provision for credit losses	(173.3)	(12.8)	(11.2)	(69.3)	(266.6)	(3.1)	(269.7)	–	(269.7)
Rental income on operating leases	18.0	1,375.6	–	273.9	1,667.5	–	1,667.5	–	1,667.5
Other income	546.5	99.1	156.1	154.8	956.5	2.0	958.5	(5.7)	952.8
Depreciation on operating lease equipment	(7.8)	(382.2)	–	(185.1)	(575.1)	–	(575.1)	–	(575.1)
Operating expenses	(232.7)	(160.2)	(110.4)	(312.8)	(816.1)	(65.4)	(881.5)	(15.1)	(896.6)
Loss on debt extinguishments	–	–	–	–	–	–	–	(134.8)	(134.8)
Income (loss) before (provision) benefit for income taxes	$368.3	$190.2	$16.9	$144.8	$720.2	$(90.6)	$629.6	$(451.2)	$178.4
Select Period End Balances
Loans	$6,865.4	$1,487.0	$2,431.4	$4,442.0	$15,225.8	$4,680.1	$19,905.9	$–	$19,905.9
Credit balances of factoring clients	–	–	(1,225.5)	–	(1,225.5)	–	(1,225.5)	–	(1,225.5)
Assets held for sale	214.0	84.0	–	371.6	669.6	1,662.7	2,332.3	–	2,332.3
Operating lease equipment, net	35.0	11,754.2	–	217.2	12,006.4	–	12,006.4	–	12,006.4

In December 2013 we announced organization changes effective January 1, 2014. In conjunction with management’s plans to (i) realign and simplify its businesses and organizational structure, (ii) streamline and consolidate certain business processes to achieve greater operating efficiencies, and (iii) leverage CIT’s operational capabilities for the benefit of its clients and customers, CIT will manage its business and report its financial results in three operating segments (the “New Segments”): (1) Transportation and International Finance; (2) North American Commercial Finance; and (3) Non-Strategic Portfolios. CIT’s New Segments will be established based on how CIT’s business units will be managed prospectively and how products and services will be provided to clients and customers by each business unit.

Item 8:  Financial Statements and Supplementary Data

140    CIT ANNUAL REPORT 2013

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The change in segment reporting will have no effect on CIT’s historical consolidated results of operations.

-	“Transportation and International Finance” will include CIT’s commercial aircraft, business aircraft, rail, and maritime finance business units. Each of these businesses is currently included in CIT’s Transportation Finance segment. CIT’s transportation lending business, which offers cash flow and asset-based loan products to commercial businesses in the transportation sector, is currently part of the Transportation Segment and will be included in the North American Commercial Finance segment. The Transportation and International Finance segment will also include corporate lending businesses outside of North America (currently part of the Corporate Finance Segment) and vendor finance businesses outside of North America (currently part of the Vendor Finance Segment).

-	“North American Commercial Finance” will consist of CIT’s former Trade Finance segment, North American business units currently in the Corporate Finance and Vendor Finance segments, and the transportation lending business, which is currently reflected in the Transportation Finance segment.

-	“Non-Strategic Portfolios” will consist of CIT’s run-off government-guaranteed student loan portfolio plus the small business lending portfolio, and other portfolios, including the subscale platforms identified in our international rationalization actions.

Geographic Information

The following table presents information by major geographic region based upon the location of the Company’s legal entities.

Geographic Regions (dollars in millions)

		Total Assets	Total Revenue	Income (loss) before income taxes	Income (loss) before noncontrolling interests
U.S.	2013	$34,121.0	$2,213.5	$467.8	$438.9
	2012	30,829.1	2,566.0	(1,043.7)	(1,102.7)
	2011	32,338.3	3,042.6	(660.5)	(687.6)
Europe	2013	7,679.6	807.4	167.3	121.5
	2012	7,274.9	822.7	224.7	195.4
	2011	6,938.2	897.6	238.8	196.3
Other foreign(1)(2)	2013	5,338.4	514.3	139.0	121.2
	2012	5,908.0	618.1	364.2	318.7
	2011	5,986.9	908.8	600.1	511.1
Total consolidated	2013	47,139.0	3,535.2	774.1	681.6
	2012	44,012.0	4,006.8	(454.8)	(588.6)
	2011	45,263.4	4,849.0	178.4	19.8

(1)	Includes Canada region results which had income before income taxes of $79.5 million in 2013, $164.3 million in 2012 and $257.7 million in 2011 and income before noncontrolling interests of $69.2 million in 2013, $112.0 million in 2012 and $207.0 million in 2011.

(2)	Includes Caribbean region results which had income before income taxes of $49.6 million in 2013, $203.5 million in 2012 and $230.4 million in 2011 and income before noncontrolling interests of $50.4 million in 2013, $199.7 million in 2012 and $228.2 million in 2011.

NOTE 24 — GOODWILL AND INTANGIBLE ASSETS

The following tables summarize goodwill and intangible assets, net balances by segment:

Goodwill (dollars in millions)

	Transportation Finance	Trade Finance	Vendor Finance	Total
December 31, 2011	$183.1	$43.4	$119.4	$345.9
December 31, 2012	183.1	43.4	119.4	345.9
Activity	–	–	(11.3)	(11.3)
December 31, 2013	$183.1	$43.4	$108.1	$334.6

Goodwill was recorded in conjunction with FSA and represented the excess of reorganization equity value over the fair value of tangible and identifiable intangible assets, net of liabilities. Goodwill was allocated to the Transportation Finance, Trade Finance and Vendor Finance segments based on the respective segment’s estimated fair value of equity. Goodwill is assigned to a segment (or “reporting unit”) at the date the goodwill is initially recorded. Once goodwill has been assigned, it no longer retains its association with a particular event or acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill. The activity in Vendor Finance reflected the allocated amounts to

CIT ANNUAL REPORT 2013    141

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

non-U.S. portfolios that were either sold during the year or included in assets held for sale at December 31, 2013.

The Company periodically reviews and evaluates its goodwill and intangible assets for potential impairment. In 2013, CIT performed Step 1 goodwill impairment testing utilizing estimated fair value based on peer price to earnings (PE) and tangible book value (TBV) multiples for Transportation Finance, Trade Finance and Vendor Finance. Management concluded, based on performing the Step 1 analysis, that the fair values of each of the reporting units exceeded their respective carrying values, including goodwill. As the results of the first step test showed no indication of impairment in any of the reporting units, the Company did not perform the second step of the impairment test for any of the reporting units.

CIT performed the qualitative assessment for Trade Finance goodwill impairment testing in 2012. In such assessment, the Company concluded that it was more likely than not that the fair value of the Trade Finance reporting unit was more than its carrying amount, including goodwill as of December 31, 2012. The qualitative factors considered in this assessment included the Company’s market valuation, the reporting unit’s profitability and the general economic outlook.

For the Transportation Finance and Vendor Finance segments, Step 1 of goodwill impairment testing was completed by comparing the segments’ estimated fair value with their carrying values, including goodwill as of December 31, 2012. The Company concluded that for Transportation Finance and Vendor Finance, fair value was in excess of carrying value, including goodwill. For the purposes of this first step impairment analysis, the Company primarily utilized valuation multiples for publicly traded companies comparable to its reporting segments to determine the fair market value of its reporting units. As the results of the impairment assessment and first step test showed no indication of impairment in either of the reporting units, the Company did not perform the second step of the impairment test for either of the reporting units.

Intangible Assets (dollars in millions)

Transportation Finance
December 31, 2011	$63.6
Amortization	(24.8)
Activity	(6.9)
December 31, 2012	31.9
Amortization	(11.6)
December 31, 2013	$20.3

The Transportation Finance intangible assets recorded in conjunction with FSA is comprised of amounts related to favorable (above current market rates) operating leases. The net intangible asset will be amortized as an offset to rental income over the remaining life of the leases, generally 5 years or less.

Accumulated amortization totaled $198.3 million at December 31, 2013. Projected amortization for the years ended December 31, 2014 through December 31, 2018 is approximately $7.5 million, $5.3 million, $2.8 million, $1.0 million, and $1.2 million, respectively.

NOTE 25 — SEVERANCE AND FACILITY EXITING LIABILITIES

The following table summarizes liabilities (pre-tax) related to closing facilities and employee severance:

Severance and Facility Exiting Liabilities (dollars in millions)

	Severance		Facilities
	Number of Employees	Liability	Number of Facilities	Liability	Total Liabilities
December 31, 2011	79	$3.5	19	$44.8	$48.3
Additions and adjustments	193	20.5	5	3.4	23.9
Utilization	(209)	(16.7)	(8)	(9.4)	(26.1)
December 31, 2012	63	7.3	16	38.8	46.1
Additions and adjustments	274	33.4	3	3.7	37.1
Utilization	(212)	(23.0)	(3)	(9.2)	(32.2)
December 31, 2013	125	$17.7	16	$33.3	$51.0

CIT continued to implement various organization efficiency and cost reduction initiatives, such as our international rationalization activities. The severance additions primarily relate to employee termination benefits incurred in conjunction with these initiatives. The facility additions primarily relate to location closings and consolidations in connection with these initiatives. These additions, along with charges related to accelerated vesting of equity and other benefits, were recorded as part of the $36.9 million and $22.7 million provisions for the years ended December 31, 2013 and 2012, respectively.

Item 8:  Financial Statements and Supplementary Data

142    CIT ANNUAL REPORT 2013

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 26 — PARENT COMPANY FINANCIAL STATEMENTS

The following tables present the Parent Company only financial statements:

Condensed Parent Company Only Balance Sheet (dollars in millions)

	December 31, 2013	December 31, 2012
Assets:
Cash and deposits	$1,533.5	$1,307.4
Cash held at bank subsidiary	62.0	15.2
Investment securities	2,096.6	750.3
Receivables from nonbank subsidiaries	12,871.1	15,197.9
Receivables from bank subsidiaries	5.6	15.6
Investment in nonbank subsidiaries	6,533.4	6,547.2
Investment in bank subsidiaries	2,599.6	2,437.2
Goodwill	334.6	345.9
Other assets	853.2	547.7
Total Assets	$26,889.6	$27,164.4
Liabilities and Equity:
Long-term borrowings	$12,531.6	$11,822.6
Liabilities to nonbank subsidiaries	4,840.9	6,386.8
Other liabilities	678.3	620.2
Total Liabilities	18,050.8	18,829.6
Total Stockholders’ Equity	8,838.8	8,334.8
Total Liabilities and Equity	$26,889.6	$27,164.4

Condensed Parent Company Only Statements of Operations and Comprehensive Income (dollars in millions)

	Years Ended December 31,
	2013	2012	2011
Income
Interest income from nonbank subsidiaries	$636.6	$737.6	$730.0
Interest and dividends on interest bearing deposits and investments	2.0	2.6	3.2
Dividends from nonbank subsidiaries	551.1	834.0	–
Other income from subsidiaries	50.8	181.0	413.7
Other income	(4.6)	(37.7)	47.8
Total income	1,235.9	1,717.5	1,194.7
Expenses
Interest expense	(686.9)	(2,345.9)	(2,141.5)
Interest expense on liabilities to subsidiaries	(199.6)	(293.6)	(568.1)
Other expenses	(220.4)	(242.3)	(420.4)
Total expenses	(1,106.9)	(2,881.8)	(3,130.0)
Income (loss) before income taxes and equity in undistributed net income of subsidiaries	129.0	(1,164.3)	(1,935.3)
Benefit for income taxes	367.9	482.2	656.6
Income (loss) before equity in undistributed net income of subsidiaries	496.9	(682.1)	(1,278.7)
Equity in undistributed net income of bank subsidiaries	95.9	41.3	67.2
Equity in undistributed net income of nonbank subsidiaries	82.9	48.5	1,226.3
Net income (loss)	675.7	(592.3)	14.8
Other Comprehensive income (loss), net of tax	4.1	4.9	(81.5)
Comprehensive income (loss)	$679.8	$(587.4)	$(66.7)

CIT ANNUAL REPORT 2013    143

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Parent Company Only Statements of Cash Flows (dollars in millions)

	Years Ended December 31,
	2013	2012	2011
Cash Flows From Operating Activities:
Net income (loss)	$675.7	$(592.3)	$14.8
Equity in undistributed (earnings) losses of subsidiaries	(178.8)	(89.8)	(1,293.5)
Other operating activities, net	(88.2)	1,524.3	2,704.1
Net cash flows provided by operations	408.7	842.2	1,425.4
Cash Flows From Investing Activities:
Decrease (Increase) in investments and advances to subsidiaries	21.0	4,053.1	17,291.2
(Increase) decrease in Investment securities	(1,346.2)	89.1	(839.4)
Net cash flows (used in) provided by investing activities	(1,325.2)	4,142.2	16,451.8
Cash Flows From Financing Activities:
Proceeds from the issuance of term debt	735.2	9,750.0	2,000.0
Repayments of term debt	(60.5)	(15,239.8)	(6,020.6)
Repurchase of common stock	(193.4)	–	–
Dividends paid	(20.1)	–	–
Net change in liabilities to subsidiaries	728.2	(1,139.5)	(13,614.7)
Net cash flows provided by (used in) financing activities	1,189.4	(6,629.3)	(17,635.3)
Net increase (decrease) in unrestricted cash and cash equivalents	272.9	(1,644.9)	241.9
Unrestricted cash and cash equivalents, beginning of period	1,322.6	2,967.5	2,725.6
Unrestricted cash and cash equivalents, end of period	$1,595.5	$1,322.6	$2,967.5

Item 8:  Financial Statements and Supplementary Data

144    CIT ANNUAL REPORT 2013

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 27 — SELECTED QUARTERLY FINANCIAL DATA

Selected Quarterly Financial Data (dollars in millions)

	Unaudited
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
For the year ended December 31, 2013
Interest income	$338.0	$337.4	$351.6	$355.8
Interest expense	(286.7)	(278.0)	(281.4)	(291.9)
Provision for credit losses	(14.4)	(16.4)	(14.6)	(19.5)
Rental income on operating leases	431.9	441.1	452.4	444.9
Other income	127.9	104.8	79.3	70.1
Depreciation on operating lease equipment	(145.9)	(143.0)	(141.3)	(143.3)
Operating expenses	(287.5)	(232.2)	(229.7)	(235.3)
Provision for income taxes	(31.2)	(13.9)	(32.2)	(15.2)
Noncontrolling interests, after tax	(2.2)	(0.2)	(0.5)	(3.0)
Net income	$129.9	$199.6	$183.6	$162.6
Net income per diluted share	$0.65	$0.99	$0.91	$0.81

For the year ended December 31, 2012
Interest income	$357.0	$375.5	$410.3	$426.3
Interest expense	(366.6)	(816.0)	(634.2)	(1,080.6)
Provision for credit losses	(0.1)	–	(8.9)	(42.6)
Rental income on operating leases	452.0	445.8	446.2	440.6
Other income	171.7	86.7	139.4	255.3
Depreciation on operating lease equipment	(130.3)	(134.5)	(130.8)	(137.6)
Operating expenses	(231.9)	(235.2)	(226.8)	(224.3)
Loss on debt extinguishments	–	(16.8)	(21.5)	(22.9)
Provision for income taxes	(44.2)	(3.9)	(45.4)	(40.3)
Noncontrolling interests, after tax	(0.8)	(0.8)	(1.2)	(0.9)
Net income (loss)	$206.8	$(299.2)	$(72.9)	$(427.0)
Net income (loss) per diluted share	$1.03	$(1.49)	$(0.36)	$(2.13)

NOTE 28 — SUBSEQUENT EVENTS

Unsecured Debt Issuance

On February 19, 2014, CIT issued $1 billion aggregate principal amount of senior unsecured notes due 2019 (the “Notes”) that will bear interest at a per annum rate of 3.875%.

Rail Acquisition

On January 31, 2014, CIT acquired Paris-based Nacco SAS (Nacco), an independent full service railcar lessor in Europe. Leasing assets acquired totaled approximately $650 million, which were acquired with existing secured debt, and include more than 9,500 railcars.

Revolving Credit Facility Amendment

On January 27, 2014, the Revolving Credit Facility was amended to reduce the total commitment amount from $2.0 billion to $1.5 billion and to extend the maturity date of the commitments to January 27, 2017. The total commitment amount now consists of a $1.15 billion revolving loan tranche and a $350 million revolving loan tranche that can also be utilized for issuance of letters of credit.

On the closing date, no amounts were drawn under the Revolving Credit Facility. However, there was approximately $0.1 billion utilized for the issuance of letters of credit. Any amounts drawn under the facility will be used for general corporate purposes.

The Revolving Credit Agreement is unsecured and is guaranteed by eight of the Company’s domestic operating subsidiaries. The facility was amended to modify the covenant requiring a minimum guarantor asset coverage ratio and the criteria for calculating the ratio. The amended covenant requires a minimum guarantor asset coverage ratio ranging from 1.25:1.0 to 1.5:1.0 depending on the Company’s long-term senior unsecured, non-credit enhanced debt rating.

Dividend Declared and Share Repurchase Authorization

On January 21, 2014, the Board of Directors declared a quarterly dividend of $0.10 per share payable on February 28, 2014. On January 21, 2014, the Board of Directors approved the repurchase of up to $300 million of common stock through December 31, 2014. In addition, the Board also approved the repurchase of an additional $7 million of common stock, the amount that was unused at the expiration of the Company’s prior share repurchase authorization.

CIT ANNUAL REPORT 2013    145

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 9:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision of and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2013. Based on such evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective.

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

Management of CIT, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (1992). Management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992).

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

Item 9:  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

146    CIT ANNUAL REPORT 2013

PART THREE

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by Item 10 is incorporated by reference from the information under the captions “Directors”, “Corporate Governance” and “Executive Officers” in our Proxy Statement for our 2014 annual meeting of stockholders.

Item 11. Executive Compensation

The information called for by Item 11 is incorporated by reference from the information under the captions “Director Compensation”, “Executive Compensation”, including “Compensation Discussion and Analysis” and “2014 Compensation Committee Report” in our Proxy Statement for our 2014 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for our 2014 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 is incorporated by reference from the information under the captions “Corporate Governance-Director Independence” and “Related Person Transactions Policy” in our Proxy Statement for our 2014 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services

The information called for by Item 14 is incorporated by reference from the information under the caption “Proposal 2 — Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement for our 2014 annual meeting of stockholders.

CIT ANNUAL REPORT 2013    147

PART FOUR

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed with the Securities and Exchange Commission as part of this report (see Item 8):

1.	The following financial statements of CIT and Subsidiaries:
Report of Independent Registered Public Accounting Firm Consolidated Balance Sheets at December 31, 2013 and December 31, 2012.
Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011.
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011.
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011.
Notes to Consolidated Financial Statements.

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

148    CIT ANNUAL REPORT 2013

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

4.18
Amended and Restated Revolving Credit and Guaranty Agreement, dated as of January 27, 2014 among CIT Group Inc., certain subsidiaries of CIT Group Inc., as Guarantors, the Lenders party thereto from time to time and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 28, 2014).

CIT ANNUAL REPORT 2013    149

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

4.24
Fifth Supplemental Indenture, dated as of February 19, 2014, among CIT Group Inc., Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, security registrar and authenticating agent (including the Form of 3.875% Senior Unsecured Note due 2019) (incorporated by reference to Exhibit 4.2 to Form 8-K filed February 19, 2014).

10.1*	Amended and Restated CIT Group Inc. Long-Term Incentive Plan (as amended and restated effective December 10, 2009) (incorporated by reference to Exhibit 4.1 to Form S-8 filed January 11, 2010).
10.2*	CIT Group Inc. Supplemental Retirement Plan (As Amended and Restated Effective as of January 1, 2008) (incorporated by reference to Exhibit 10.27 to Form 10-Q filed May 12, 2008).
10.3*	CIT Group Inc. Supplemental Savings Plan (As Amended and Restated Effective as of January 1, 2008) (incorporated by reference to Exhibit 10.28 to Form 10-Q filed May 12, 2008).
10.4*	New Executive Retirement Plan of CIT Group Inc. (As Amended and Restated as of January 1, 2008) (incorporated by reference to Exhibit 10.29 to Form 10-Q filed May 12, 2008).
10.5*	Letter Agreement, effective February 8, 2010, between CIT Group Inc. and John A. Thain (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 8, 2010).
10.6*	Form of CIT Group Inc. Three Year Stock Salary Award Agreement, dated February 8, 2010 (incorporated by reference to Exhibit 10.2 to Form 8-K filed February 8, 2010).
10.7	Written Agreement, dated August 12, 2009, between CIT Group Inc. and the Federal Reserve Bank of New York (incorporated by reference to Exhibit 10.1 of Form 8-K filed August 13, 2009).
10.8*	Letter Agreement, dated June 2, 2010, between CIT Group Inc. and Scott T. Parker (incorporated by reference to Exhibit 99.3 to Form 8-K filed July 6, 2010).
10.9*	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Unit Retention Award Agreement (incorporated by reference to Exhibit 10.33 to Form 10-Q filed August 9, 2010).
10.10*	Form of CIT Group Inc. Long-term Incentive Plan Stock Option Award Agreement (One Year Vesting) (incorporated by reference to Exhibit 10.35 to Form 10-Q filed August 9, 2010).
10.11*	Form of CIT Group Inc. Long-term Incentive Plan Stock Option Award Agreement (Three Year Vesting) (incorporated by reference to Exhibit 10.36 to Form 10-Q filed August 9, 2010).
10.12*	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Award Agreement (Three Year Vesting) (incorporated by reference to Exhibit 10.38 to Form 10-Q filed August 9, 2010).
10.13*	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Unit Director Award Agreement (Initial Grant) (incorporated by reference to Exhibit 10.39 to Form 10-Q filed August 9, 2010).

Item 15:  Exhibits and Financial Statement Schedules

150    CIT ANNUAL REPORT 2013

10.14*	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Unit Director Award Agreement (Annual Grant) (incorporated by reference to Exhibit 10.40 to Form 10-Q filed August 9, 2010).
10.15	Form of Tax Agreement by and between Tyco International Ltd. and CIT (incorporated by reference to Exhibit 10.27 to Amendment No. 2 to the Registration Statement on Form S-1 filed June 12, 2002).
10.16*	Amended and Restated Employment Agreement, dated as of May 7, 2008, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.35 to Form 10-K filed March 2, 2009).
10.17*	Amendment to Employment Agreement, dated December 22, 2008, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.37 to Form 10-K filed March 2, 2009).
10.18*	Letter Agreement, dated April 21, 2010, between CIT Group Inc. and Nelson J. Chai (incorporated by reference to Exhibit 10.31 of Form 10-Q filed August 9, 2011).
10.19*	Letter Agreement, dated April 8, 2010, between CIT Group Inc. and Lisa K. Polsky (incorporated by reference to Exhibit 10.32 of Form 10-Q filed August 9, 2011).
10.20*	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (with Good Reason) (incorporated by reference to Exhibit 10.33 of Form 10-Q filed August 9, 2011).
10.21*	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (without Good Reason) (incorporated by reference to Exhibit 10.34 of Form 10-Q filed August 9, 2011).
10.22**
Airbus A320 NEO Family Aircraft Purchase Agreement, dated as of July 28, 2011, between Airbus S.A.S. and C.I.T. Leasing Corporation (incorporated by reference to Exhibit 10.35 of Form 10-Q/A filed February 1, 2012).

10.23**
Amended and Restated Confirmation, dated June 28, 2012, between CIT TRS Funding B.V. and Goldman Sachs International, and Credit Support Annex and ISDA Master Agreement and Schedule, each dated October 26, 2011, between CIT TRS Funding B.V. and Goldman Sachs International, evidencing a $625 billion securities based financing facility.

10.24**
Third Amended and Restated Confirmation, dated June 28, 2012, between CIT Financial Ltd. and Goldman Sachs International, and Amended and Restated ISDA Master Agreement Schedule, dated October 26, 2011 between CIT Financial Ltd. and Goldman Sachs International, evidencing a $1.5 billion securities based financing facility.

10.25**
ISDA Master Agreement and Credit Support Annex, each dated June 6, 2008, between CIT Financial Ltd. and Goldman Sachs International related to a $1.5 billion securities based financing facility (incorporated by reference to Exhibit 10.34 to Form 10-Q filed August 11, 2008).

10.26*	Letter Agreement, dated February 24, 2012, between CIT Group Inc. and Andrew T. Brandman (incorporated by reference to Exhibit 99.2 of Form 8-K filed April 12, 2012).
10.27	Form of CIT Group Inc. Long-Term Incentive Plan Performance Stock Unit Award Agreement (with Good Reason) (incorporated by reference to Exhibit 10.36 to Form 10-K filed May 10, 2012).
10.28	Form of CIT Group Inc. Long-Term Incentive Plan Performance Stock Unit Award Agreement (without Good Reason) (incorporated by reference to Exhibit 10.37 to Form 10-K filed May 10, 2012).
10.29*
Assignment and extension of Employment Agreement, dated February 6, 2013, by and among CIT Group Inc., C. Jeffrey Knittel and C.I.T. Leasing Corporation (incorporated by reference to Exhibit 10.34 to Form 10-Q filed November 6, 2013).

10.30*	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.36 to Form 10-K filed March 1, 2013).
10.31*
Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (Executives with Employment Agreements) (incorporated by reference to Exhibit 10.37 to Form 10-K filed March 1, 2013) (incorporated by reference to Exhibit 10.37 to Form 10-Q filed November 6, 2013).

10.32*	CIT Employee Severance Plan (Effective as of November 6, 2013).
12.1	CIT Group Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges.
21.1	Subsidiaries of CIT Group Inc.
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Powers of Attorney.
31.1
Certification of John A. Thain pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Commission, as promulgated pursuant to Section 13(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

CIT ANNUAL REPORT 2013    151

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
101.INS
XBRL Instance Document (Includes the following financial information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.)

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

152    CIT ANNUAL REPORT 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIT GROUP INC.
February 28, 2014	By: /s/ John A. Thain
John A. Thain
Chairman and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 28, 2014 in the capacities indicated below.

NAME	NAME

/s/ John A. Thain	Gerald Rosenfeld*
John A. Thain Chairman and Chief Executive Officer and Director	Gerald Rosenfeld Director

Ellen R. Alemany*	Sheila A. Stamps*
Ellen R. Alemany Director	Sheila A. Stamps Director

Michael J. Embler*	Seymour Sternberg*
Michael J. Embler Director	Seymour Sternberg Director

William M. Freeman*	Peter J. Tobin*
William M. Freeman Director	Peter J. Tobin Director

David M. Moffett*	Laura S. Unger*
David M. Moffett Director	Laura S. Unger Director

R. Brad Oates*	/s/ Scott T. Parker
R. Brad Oates Director	Scott T. Parker Executive Vice President and Chief Financial Officer

Marianne Miller Parrs*	/s/ E. Carol Hayles
Marianne Miller Parrs Director	E. Carol Hayles Executive Vice President and Controller

John A. Ryan*	/s/ James P. Shanahan
John R. Ryan Director	James P. Shanahan Senior Vice President, Chief Regulatory Counsel Attorney-in-Fact

*	Original powers of attorney authorizing Robert J. Ingato, Christopher H. Paul, and James P. Shanahan and each of them to sign on behalf of the above-mentioned directors are held by the Corporation and available for examination by the Securities and Exchange Commission pursuant to Item 302(b) of Regulation S-T.