Form 10-Q
period 2014-03-31
CIT GROUP INC
filed 2014-05-09
CIK 1171825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2014	[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-31369

CIT GROUP INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-1051192 (IRS Employer Identification Number)

11 West 42nd Street New York, New York (Address of Registrant’s principal executive offices)	10036 (Zip Code)

(212) 461-5200 (Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of ‘large accelerated filer,’ ‘accelerated filer’ and ‘smaller reporting company’ in Rule 12b-2 of the Exchange Act. (Check One): Large accelerated filer [X] Accelerated filer [_] Non-accelerated filer [_] Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [_]

As of April 30, 2014 there were 193,441,985 shares of the registrant’s common stock outstanding.

Table of Contents   1

Part One—Financial Information

ITEM 1. Consolidated Financial Statements

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited) (dollars in millions – except share data)

	March 31, 2014	December 31, 2013
Assets
Cash and due from banks, including restricted balances of $1,567.4 and $178.1 at March 31, 2014 and December 31, 2013(1), respectively	$2,145.1	$680.1
Interest bearing deposits, including restricted balances of $855.9 and $880.0 at March 31, 2014 and December 31, 2013(1), respectively	4,636.7	5,459.1
Investment securities(1)	2,255.0	2,630.7
Assets held for sale(1)	4,403.0	4,377.9
Loans (see Note 5 for amounts pledged)	18,571.7	18,629.2
Allowance for loan losses	(352.6)	(356.1)
Total loans, net of allowance for loan losses(1)	18,219.1	18,273.1
Operating lease equipment, net (see Note 5 for amounts pledged)(1)	14,182.4	13,035.4
Unsecured counterparty receivable	559.5	584.1
Goodwill	403.5	334.6
Other assets, including $91.1 and $50.3 at March 31, 2014 and December 31, 2013, respectively, at fair value	1,773.8	1,764.0
Total Assets	$48,578.1	$47,139.0
Liabilities
Deposits	$13,189.3	$12,526.5
Credit balances of factoring clients	1,213.5	1,336.1
Other liabilities, including $117.1 and $111.0 at March 31, 2014 and December 31, 2013, respectively, at fair value	2,704.4	2,676.4
Long-term borrowings, including $4,144.4 and $2,639.1 contractually due within twelve months at March 31, 2014 and December 31, 2013, respectively	22,669.1	21,750.0
Total Liabilities	39,776.3	38,289.0
Stockholders’ Equity
Common stock: $0.01 par value, 600,000,000 authorized
Issued: 203,064,247 and 202,182,395 at March 31, 2014 and December 31, 2013, respectively	2.0	2.0
Outstanding: 195,029,842 and 197,403,751 at March 31, 2014 and December 31, 2013, respectively
Paid-in capital	8,569.7	8,555.4
Retained earnings	678.4	581.0
Accumulated other comprehensive loss	(76.0)	(73.6)
Treasury stock: 8,034,405 and 4,778,644 shares at March 31, 2014 and December 31, 2013 at cost, respectively	(378.1)	(226.0)
Total Common Stockholders’ Equity	8,796.0	8,838.8
Noncontrolling minority interests	5.8	11.2
Total Equity	8,801.8	8,850.0
Total Liabilities and Equity	$48,578.1	$47,139.0

(1)	The following table presents information on assets and liabilities related to Variable Interest Entities (VIEs) that are consolidated by the Company. The difference between VIE total assets and total liabilities represents the Company’s interests in those entities, which were eliminated in consolidation. The assets of the consolidated VIEs will be used to settle the liabilities of those entities and, except for the Company’s interest in the VIEs, are not available to the creditors of CIT or any affiliates of CIT.

Assets
Cash and interest bearing deposits, restricted	$599.0	$610.9
Assets held for sale	3,312.9	3,440.4
Total loans, net of allowance for loan losses	3,102.7	3,109.7
Operating lease equipment, net	4,497.3	4,569.9
Other	10.7	11.9
Total Assets	$11,522.6	$11,742.8
Liabilities
Beneficial interests issued by consolidated VIEs (classified as long-term borrowings)	$7,956.4	$8,422.0
Total Liabilities	$7,956.4	$8,422.0

The accompanying notes are an integral part of these consolidated financial statements.

2   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (dollars in millions – except per share data)

	Quarters Ended March 31,
	2014	2013
Interest income
Interest and fees on loans	$314.5	$350.3
Interest and dividends on interest bearing deposits and investments	8.8	6.4
Interest income	323.3	356.7
Interest expense
Interest on long-term borrowings	(239.0)	(249.6)
Interest on deposits	(51.9)	(42.3)
Interest expense	(290.9)	(291.9)
Net interest revenue	32.4	64.8
Provision for credit losses	(36.7)	(19.5)
Net interest revenue, after credit provision	(4.3)	45.3
Non-interest income
Rental income on operating leases	491.9	476.4
Other income	74.2	70.1
Total non-interest income	566.1	546.5
Total revenue, net of interest expense and credit provision	561.8	591.8
Other expenses
Depreciation on operating lease equipment	(148.8)	(133.3)
Maintenance and other operating lease expenses	(51.6)	(42.4)
Operating expenses	(235.7)	(235.3)
Total other expenses	(436.1)	(411.0)
Income before provision for income taxes	125.7	180.8
Provision for income taxes	(14.2)	(15.2)
Income before noncontrolling interests	111.5	165.6
Net loss (income) attributable to noncontrolling interests, after tax	5.7	(3.0)
Net Income	$117.2	$162.6
Basic income per common share	$0.60	$0.81
Diluted income per common share	$0.59	$0.81
Average number of common shares – basic (thousands)	196,089	201,149
Average number of common shares – diluted (thousands)	197,047	201,779
Dividends declared per common share	$0.10	$–

The accompanying notes are an integral part of these consolidated financial statements.

Item 1. Consolidated Financial Statements  3

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited) (dollars in millions)

	Quarters Ended March 31,
	2014	2013
Income before noncontrolling interests	$111.5	$165.6
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(4.3)	(5.0)
Changes in fair values of derivatives qualifying as cash flow hedges	–	(0.1)
Net unrealized gains (losses) on available for sale securities	0.3	(0.3)
Changes in benefit plans net gain (loss) and prior service (cost)/credit	1.6	(0.2)
Other comprehensive loss, net of tax	(2.4)	(5.6)
Comprehensive income before noncontrolling interests	109.1	160.0
Comprehensive loss (income) attributable to noncontrolling interests	5.7	(3.0)
Comprehensive income	$114.8	$157.0

The accompanying notes are an integral part of these consolidated financial statements.

4   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (dollars in millions)

	Common Stock	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Minority Interests	Total Equity
December 31, 2013	$2.0	$8,555.4	$581.0	$(73.6)	$(226.0)	$11.2	$8,850.0
Net income			117.2			(5.7)	111.5
Other comprehensive loss, net of tax				(2.4)			(2.4)
Dividends paid			(19.8)				(19.8)
Amortization of restricted stock, stock option and performance shares expenses and shares withheld to cover taxes upon vesting		14.0			(16.5)		(2.5)
Repurchase of common stock					(135.6)		(135.6)
Employee stock purchase plan		0.3					0.3
Distribution of earnings and capital						0.3	0.3
March 31, 2014	$2.0	$8,569.7	$678.4	$(76.0)	$(378.1)	$5.8	$8,801.8
December 31, 2012	$2.0	$8,501.8	$(74.6)	$(77.7)	$(16.7)	$4.7	$8,339.5
Net income (loss)			162.6			3.0	165.6
Other comprehensive income, net of tax				(5.6)			(5.6)
Amortization of restricted stock and stock option expenses		12.4			(10.0)		2.4
Employee stock purchase plan		0.2					0.2
Distribution of earnings and capital						–	–
March 31, 2013	$2.0	$8,514.4	$88.0	$(83.3)	$(26.7)	$7.7	$8,502.1

The accompanying notes are an integral part of these consolidated financial statements.

Item 1. Consolidated Financial Statements  5

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (dollars in millions)

	Three Months Ended March 31,
	2014	2013
Cash Flows From Operations
Net income	$117.2	$162.6
Adjustments to reconcile net income to net cash flows from operations:
Provision for credit losses	36.7	19.5
Net depreciation, amortization and (accretion)	163.2	173.1
Net gains on equipment, receivable and investment sales	(14.4)	(29.9)
Provision for deferred income taxes	3.4	6.7
Increase in finance receivables held for sale	(12.8)	(4.3)
Increase in other assets	(4.2)	(61.5)
Decrease in accrued liabilities and payables	(62.2)	(197.3)
Net cash flows provided by operations	226.9	68.9
Cash Flows From Investing Activities
Loans originated and purchased	(4,044.4)	(4,613.7)
Principal collections of loans	3,618.9	3,420.4
Purchases of investment securities	(3,262.4)	(3,912.7)
Proceeds from maturities of investment securities	3,642.7	3,255.1
Proceeds from asset and receivable sales	484.1	364.8
Purchases of assets to be leased and other equipment	(734.6)	(190.7)
Net increase in short-term factoring receivables	(118.3)	(243.8)
Acquisitions, net of cash received	(245.5)	–
Change in restricted cash	(1,365.2)	(18.0)
Net cash flows used in investing activities	(2,024.7)	(1,938.6)
Cash Flows From Financing Activities
Proceeds from the issuance of term debt	1,136.7	110.4
Repayments of term debt	(578.5)	(562.5)
Net increase in deposits	663.4	1,018.9
Collection of security deposits and maintenance funds	137.5	122.2
Use of security deposits and maintenance funds	(128.5)	(117.8)
Repurchase of common stock	(135.6)	–
Dividends paid	(19.8)	–
Net cash flows provided by financing activities	1,075.2	571.2
Decrease in cash and cash equivalents	(722.6)	(1,298.5)
Unrestricted cash and cash equivalents, beginning of period	5,081.1	5,636.2
Unrestricted cash and cash equivalents, end of period	$4,358.5	$4,337.7
Supplementary Cash Flow Disclosure
Interest paid	$(299.5)	$(301.3)
Federal, foreign, state and local income taxes paid, net	$(6.6)	$(39.2)
Supplementary Non Cash Flow Disclosure
Transfer of assets from held for investment to held for sale	$464.4	$186.9
Transfer of assets from held for sale to held for investment	$31.0	$8.0

The accompanying notes are an integral part of these consolidated financial statements.

6   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CIT Group Inc., together with its subsidiaries (collectively “CIT” or the “Company”), has provided financial solutions to its clients since its formation in 1908. The Company provides financing, leasing and advisory services principally to middle market companies in a wide variety of industries primarily in North America, and equipment financing and leasing solutions to the transportation industry worldwide. CIT became a bank holding company (“BHC”) in December 2008 and a financial holding company (“FHC”) in July 2013. CIT is regulated by the Board of Governors of the Federal Reserve System (“FRB”) and the Federal Reserve Bank of New York (“FRBNY”) under the U.S. Bank Holding Company Act of 1956. CIT Bank (the “Bank”), a wholly-owned subsidiary, is a state-chartered bank located in Salt Lake City, Utah, and is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the Utah Department of Financial Institutions (“UDFI”). The Company operates primarily in North America, with locations in Europe and Asia.

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

Revisions

In preparing the financial statements for the quarter ended March 31, 2014, the Company discovered and corrected an immaterial error impacting the classification of Interest Bearing Deposits and Cash and due from Banks in the amount of $300 million as of December 31, 2013.

The Company also discovered and corrected an immaterial error impacting the classification of railcar maintenance expenses. Management determined that railcar maintenance expenses, which reduced “Rental income on operating leases”, should be reflected as a separate line item in the “Other expenses” section of the Company's Consolidated Statement of Operations (i.e., gross presentation). These classification errors had no impact on the Company’s Consolidated Balance Sheet or Consolidated Statement of Cash Flows in any period.

NEW ACCOUNTING PRONOUNCEMENTS

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

On April 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements.

The final guidance raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The ASU is aimed at reducing the frequency of disposals reported as discontinued operations by focusing on strategic shifts that have or will have a major effect on an entity’s operations and financial results. In another change from current US GAAP, the guidance permits companies to have continuing cash flows and significant continuing involvement with the disposed component.

The ASU eliminates most of the scope exceptions in current US GAAP.

Item 1. Consolidated Financial Statements  7

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Under the revised standard, a discontinued operation is (1) a component of an entity or group of components that has been disposed of by sale, disposed of other than by sale or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results or (2) an acquired business or nonprofit activity that is classified as held for sale on the date of the acquisition.

The guidance does not change the presentation requirements for discontinued operations in the statement where net income is presented. Although it permits significant continuing involvement, the standard does not address how companies should present continuing involvement with a discontinued operation prior to the disposal. Also, the ASU requires the reclassification of assets and liabilities of a discontinued operation in the statement of financial position for all prior periods presented.

The standard expands the disclosures for discontinued operations and requires new disclosures related to individually material disposals that do not meet the definition of a discontinued operation, an entity’s continuing involvement with a discontinued operation following the disposal date, and retained equity method investments in a discontinued operation.

For public entities, the guidance is effective for annual periods beginning on or after December 15, 2014 and interim periods within that year. The ASU is applied prospectively. However, all entities may early adopt the guidance for new disposals (or new classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. CIT expects to classify its guaranteed student loan business as a discontinued operation in the second quarter of 2014 due to the sale of this business in April 2014. CIT will evaluate any future dispositions under this ASU.

NOTE 2 — LOANS

Finance receivables consist of the following:

Finance Receivables by Product (dollars in millions)

	March 31, 2014	December 31, 2013
Loans	$13,980.0	$13,814.3
Direct financing leases and leveraged leases	4,591.7	4,814.9
Finance receivables	18,571.7	18,629.2
Finance receivables held for sale	4,353.4	4,168.8
Finance and held for sale receivables(1)	$22,925.1	$22,798.0

(1)	Assets held for sale on the Balance Sheet includes finance receivables and operating lease equipment. As discussed in subsequent tables, since the Company manages the credit risk and collections of finance receivables held for sale consistently with its finance receivables held for investment, the applicable amount is presented in this table.

The following table presents finance receivables by segment, based on obligor location:

Finance Receivables (dollars in millions)

	March 31, 2014			December 31, 2013
	Domestic	Foreign	Total	Domestic	Foreign	Total
Transportation & International Finance	$660.0	$2,893.5	$3,553.5	$666.6	$2,827.8	$3,494.4
North American Commercial Finance	13,500.1	1,402.7	14,902.8	13,196.7	1,496.4	14,693.1
Non-Strategic Portfolios	114.8	0.6	115.4	117.9	323.8	441.7
Total	$14,274.9	$4,296.8	$18,571.7	$13,981.2	$4,648.0	$18,629.2

8   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents selected components of the net investment in finance receivables.

Components of Net Investment in Finance Receivables (dollars in millions)

	March 31, 2014	December 31, 2013
Unearned income	$(959.0)	$(942.0)
Unamortized (discounts)	(42.8)	(47.9)
Net unamortized deferred costs and (fees)	52.0	49.7

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

Credit Quality Information

The following table summarizes finance receivables by the risk ratings that bank regulatory agencies utilize to classify credit exposure and which are consistent with indicators the Company monitors. Customer risk ratings are reviewed on a regular basis by Credit Risk Management and are adjusted as necessary for updated information affecting the borrowers’ ability to fulfill their obligations.

The definitions of these ratings are as follows:

■	Pass – finance receivables in this category do not meet the criteria for classification in one of the categories below.

■	Special mention – a special mention asset exhibits potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects.

■	Classified – a classified asset ranges from: (1) assets that exhibit a well-defined weakness and are inadequately protected by the current sound worth and paying capacity of the borrower, and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected to (2) assets with weaknesses that make collection or liquidation in full unlikely on the basis of current facts, conditions, and values. Assets in this classification can be accruing or on non-accrual depending on the evaluation of these factors.

Finance and Held for Sale Receivables — by Risk Rating (dollars in millions)

	Transportation & International Finance		North American Commercial Finance
Grade:	Transportation Finance	International Finance	Corporate Finance	Equipment Finance	Real Estate Finance	Commercial Services	Subtotal	Non-Strategic Portfolios	Total
March 31, 2014
Pass	$1,760.0	$1,578.7	$6,208.5	$3,440.2	$1,534.3	$1,798.3	$16,320.0	$3,658.8	$19,978.8
Special mention	62.1	94.7	593.8	288.7	80.9	293.2	1,413.4	285.3	1,698.7
Classified – accruing	62.5	26.0	175.3	247.0	–	178.3	689.1	340.1	1,029.2
Classified – non-accrual	15.6	20.3	63.7	65.7	–	1.9	167.2	51.2	218.4
Total	$1,900.2	$1,719.7	$7,041.3	$4,041.6	$1,615.2	$2,271.7	$18,589.7	$4,335.4	$22,925.1
December 31, 2013
Pass	$1,627.3	$1,530.3	$5,783.1	$3,355.2	$1,554.8	$1,804.6	$15,655.3	$3,637.0	$19,292.3
Special mention	28.6	145.8	769.6	363.5	–	314.7	1,622.2	472.0	2,094.2
Classified – accruing	97.2	36.2	233.6	266.0	–	138.9	771.9	398.9	1,170.8
Classified – non-accrual	14.3	21.0	83.8	59.4	–	4.2	182.7	58.0	240.7
Total	$1,767.4	$1,733.3	$6,870.1	$4,044.1	$1,554.8	$2,262.4	$18,232.1	$4,565.9	$22,798.0

Item 1. Consolidated Financial Statements  9

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Past Due and Non-accrual Loans

The table that follows presents portfolio delinquency status, regardless of accrual/non-accrual classification:

Finance and Held for Sale Receivables — Delinquency Status (dollars in millions)

	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater	Total Past Due 30 Days or Greater	Current	Total Finance Receivables
March 31, 2014
Transportation Finance	$7.1	$0.6	$16.4	$24.1	$1,876.1	$1,900.2
International Finance	38.1	14.8	17.0	69.9	1,649.8	1,719.7
Corporate Finance	–	–	0.5	0.5	7,040.8	7,041.3
Equipment Finance	100.7	20.6	17.1	138.4	3,903.2	4,041.6
Real Estate Finance	–	–	–	–	1,615.2	1,615.2
Commercial Services	26.1	1.5	0.8	28.4	2,243.3	2,271.7
Sub-total	172.0	37.5	51.8	261.3	18,328.4	18,589.7
Non-Strategic Portfolios	148.1	61.5	210.5	420.1	3,915.3	4,335.4
Total	$320.1	$99.0	$262.3	$681.4	$22,243.7	$22,925.1
December 31, 2013
Transportation Finance	$18.3	$0.9	$0.5	$19.7	$1,747.7	$1,767.4
International Finance	30.6	11.6	12.6	54.8	1,678.5	1,733.3
Corporate Finance	–	–	17.8	17.8	6,852.3	6,870.1
Equipment Finance	116.6	30.0	18.6	165.2	3,878.9	4,044.1
Real Estate Finance	–	–	–	–	1,554.8	1,554.8
Commercial Services	47.9	2.4	1.0	51.3	2,211.1	2,262.4
Sub-total	213.4	44.9	50.5	308.8	17,923.3	18,232.1
Non-Strategic Portfolios	142.8	82.0	239.8	464.6	4,101.3	4,565.9
Total	$356.2	$126.9	$290.3	$773.4	$22,024.6	$22,798.0

The following table sets forth non-accrual loans and assets received in satisfaction of loans (repossessed assets). Non-accrual loans include loans that are individually evaluated and determined to be impaired (generally loans with balances greater than $500,000), as well as other, smaller balance loans placed on non-accrual due to delinquency (generally 90 days or more).

Finance Receivables on Non-accrual Status (dollars in millions)

	March 31, 2014			December 31, 2013
	Held for Investment	Held for Sale	Total	Held for Investment	Held for Sale	Total
Transportation Finance	$15.6	$–	$15.6	$14.3	$–	$14.3
International Finance	20.3	–	20.3	21.0	–	21.0
Corporate Finance	63.7	–	63.7	83.5	0.3	83.8
Equipment Finance	65.7	–	65.7	59.4	–	59.4
Real Estate Finance	–	–	–	–	–	–
Commercial Services	1.9	–	1.9	4.2	–	4.2
Sub-total	167.2	–	167.2	182.4	0.3	182.7
Non-Strategic Portfolios	4.4	46.8	51.2	17.6	40.4	58.0
Total	$171.6	$46.8	$218.4	$200.0	$40.7	$240.7
Repossessed assets			6.2			7.0
Total non-performing assets			$224.6			$247.7
Accruing loans past due 90 days or more
Government guaranteed – Consumer			$195.6			$223.7
Other			12.6			10.0
Total			$208.2			$233.7

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

Impaired Loans (dollars in millions)

				Three Months Ended March 31,
	March 31, 2014			2014	2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Average Recorded Investment
With no related allowance recorded:
Transportation Finance	$–	$–	$–	$–	$3.2
International Finance	5.1	17.9	–	6.0	5.0
Corporate Finance	125.1	131.3	–	130.6	174.1
Equipment Finance	6.7	7.6	–	6.3	7.8
Commercial Services	8.5	8.5	–	8.8	10.7
Non-Strategic Portfolios	6.6	6.7	–	8.4	41.8
With an allowance recorded:
Transportation Finance	15.5	15.5	0.7	14.9	19.3
Corporate Finance	50.2	51.4	24.0	50.4	98.0
Commercial Services	1.9	2.0	1.0	3.1	4.8
Non-Strategic Portfolios	–	–	–	–	2.5
Total Impaired Loans(1)	219.6	240.9	25.7	228.5	367.2
Total Loans Impaired at Convenience Date(2)	54.7	95.5	1.0	54.4	99.3
Total	$274.3	$336.4	$26.7	$282.9	$466.5

(1), (2)	See following table for footnote explanations.

Item 1. Consolidated Financial Statements  11

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Impaired Loans (dollars in millions) continued

				Year Ended
	December 31, 2013			December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Transportation Finance	$–	$–	$–	$2.2
International Finance	6.9	24.5	–	6.9
Corporate Finance	136.1	150.1	–	152.8
Equipment Finance	5.8	7.9	–	7.0
Commercial Services	9.1	9.1	–	10.0
Non-Strategic Portfolios	10.2	12.5	–	24.0
With an allowance recorded:
Transportation Finance	14.3	14.3	0.6	12.4
Corporate Finance	50.6	51.7	28.8	79.7
Commercial Services	4.2	4.2	1.0	4.6
Non-Strategic Portfolios	–	–	–	1.0
Total Impaired Loans(1)	237.2	274.3	30.4	300.6
Total Loans Impaired at Convenience date(2)	54.1	95.8	1.0	80.5
Total	$291.3	$370.1	$31.4	$381.1

(1)	Interest income recorded for the quarters ended March 31, 2014 and 2013 while the loans were impaired was $0.7 million and $4.7 million, respectively, of which $0.4 million and $0.3 million was interest recognized using the cash-basis method of accounting. Interest income recorded for the year ended December 31, 2013 while the loans were impaired was $17.7 million, of which $3.5 million was interest recognized using the cash-basis method of accounting.

(2)	Details of finance receivables that were identified as impaired at the Convenience Date are presented under Loans and Debt Securities Acquired with Deteriorated Credit Quality.

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

Impairment is measured as the shortfall between estimated value and recorded investment in the finance receivable. A specific allowance or charge-off is recorded for the shortfall. In instances where the estimated value exceeds the recorded investment, no specific allowance is recorded. The estimated value is determined using fair value of collateral and other cash flows if the finance receivable is collateralized, the present value of expected future cash flows discounted at the contract’s effective interest rate or market price. In instances when the Company measures impairment based on the present value of expected future cash flows, the change in present value is reported in the provision for credit losses.

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

Loans and Debt Securities Acquired with Deteriorated Credit Quality

For purposes of this presentation, finance receivables that were identified as impaired at the Convenience Date are discussed below. The Company is applying the income recognition and disclosure guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality) to loans considered impaired under FSA at the time of emergence. At both March 31, 2014 and December 31, 2013, the carrying amounts approximated $55 million and the outstanding balance approximated $95 million. The outstanding balance represents the sum of contractual principal, interest and fees earned at the reporting date, calculated as pre-FSA net investment plus inception to date charge-offs. For both periods, the allowance for loan losses on these loans was $1.0 million.

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

The recorded investment of TDRs at March 31, 2014 and December 31, 2013 was $206.8 million and $220.9 million, of which 32% and 33%, respectively were on non-accrual. North American Commercial Finance receivables accounted for 82% of the total TDRs at March 31, 2014 and 80% at December 31, 2013, there were $6.7 million and $7.1 million, respectively, of commitments to lend additional funds to borrowers whose loan terms have been modified in TDRs.

Recorded investment related to modifications qualifying as TDRs that occurred during the quarters ended March 31, 2014 and 2013 were $10.3 million and $5.3 million, respectively. The recorded investment of TDRs that experience a payment default (payment default is one missed payment) at the time of default, during the quarters ended March 31, 2014 and 2013, and for which the payment default occurred within one year of the modification totaled $0.3 million and $26.1 million, respectively. The March 31, 2014 defaults related to Equipment Financing and Non-Strategic Portfolios and essentially all of the March 31, 2013 defaults related to Corporate Finance.

The financial impact of the various modification strategies that the Company employs in response to borrower difficulties is described below. While the discussion focuses on first quarter of 2014 amounts, the overall nature and impact of modification programs were comparable in the prior year.

■	The nature of modifications qualifying as TDR’s, based upon recorded investment at March 31, 2014 and December 31, 2013, was comprised of payment deferral for 86% and 88%, covenant relief and/or other for 13% and 11%, and interest rate reductions and debt forgiveness for 1% and 1%, respectively;

Item 1. Consolidated Financial Statements  13

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

■	Payment deferrals, the Company’s most common type of modification program, result in lower net present value of cash flows and increased provision for credit losses to the extent applicable. The financial impact of these modifications is not significant given the moderate length of deferral periods;

■	Interest rate reductions result in lower amounts of interest being charged to the customer, but are a relatively small part of the Company’s restructuring programs. Additionally, in some instances, modifications improve the Company’s economic return through increased interest rates and fees, but are reported as TDRs due to assessments regarding the borrowers’ ability to independently obtain similar funding in the market and assessments of the relationship between modified rates and terms and comparable market rates and terms. The weighted average change in interest rates for all TDRs occurring during the quarter ended March 31, 2014 was immaterial;

■	Debt forgiveness, or the reduction in amount owed by borrower, results in incremental provision for credit losses, in the form of higher charge-offs. While these types of modifications have the greatest individual impact on the allowance, the amounts of principal forgiveness for TDRs occurring during the quarter ended March 31, 2014 were not significant, as debt forgiveness is a relatively small component of the Company’s modification programs; and

■	The other elements of the Company’s modification programs do not have a significant impact on financial results given their relative size, or do not have a direct financial impact, as in the case of covenant changes.

14   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3 — ALLOWANCE FOR LOAN LOSSES

The following table presents changes in the allowance for loan losses.

Allowance for Loan Losses and Recorded Investment in Finance Receivables (dollars in millions)

	Quarter Ended March 31, 2014					Quarter Ended March 31, 2013
	Transportation & International Finance	North American Commercial Finance	Non- Strategic Portfolios	Corporate and Other	Total	Transportation & International Finance	North American Commercial Finance	Non- Strategic Portfolios	Corporate and Other	Total
Beginning balance	$46.7	$303.8	$5.6	$–	$356.1	$44.3	$293.7	$41.3	$–	$379.3
Provision for credit losses	12.4	23.2	1.0	0.1	36.7	(5.6)	24.9	0.3	(0.1)	19.5
Other(1)	(0.4)	(4.1)	–	(0.1)	(4.6)	(0.5)	(2.8)	(0.1)	0.1	(3.3)
Gross charge-offs(2)	(14.3)	(22.6)	(7.5)	–	(44.4)	(4.2)	(14.2)	(5.9)	–	(24.3)
Recoveries	1.3	6.6	0.9	–	8.8	3.1	8.4	3.3	–	14.8
Allowance balance – end of period	$45.7	$306.9	$–	$–	$352.6	$37.1	$310.0	$38.9	$–	$386.0

	March 31, 2014					March 31, 2013
Allowance balance:
Loans individually evaluated for impairment	$0.7	$25.0	$–	$–	$25.7	$2.7	$36.5	$1.0	$–	$40.2
Loans collectively evaluated for impairment	45.0	280.9	–	–	325.9	34.4	272.4	36.7	–	343.5
Loans acquired with deteriorated credit quality(3)	–	1.0	–	–	1.0	–	1.1	1.2	–	2.3
Allowance balance – end of period	$45.7	$306.9	$–	–	$352.6	$37.1	$310.0	$38.9	$–	$386.0
Other reserves(1)	$0.4	$30.6	$–	$–	$31.0	$–	$24.7	$0.2	$0.2	$25.1
Finance receivables:
Loans individually evaluated for impairment	$20.6	$192.4	$6.6	$–	$219.6	$20.3	$275.2	$45.3	$–	$340.8
Loans collectively evaluated for impairment	3,532.8	14,657.6	107.0	–	18,297.4	2,937.4	13,743.4	5,006.9	–	21,687.7
Loans acquired with deteriorated credit quality(3)	0.1	52.8	1.8	–	54.7	0.3	75.6	16.0	–	91.9
Ending balance	$3,553.5	$14,902.8	$115.4	$–	$18,571.7	$2,958.0	$14,094.2	$5,068.2	$–	$22,120.4
Percent of loans to total loans	19.1%	80.3%	0.6%	–	100.0%	13.4%	63.7%	22.9%	–	100.0%

(1)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit and for deferred purchase agreements, all of which is recorded in Other liabilities. “Other” also includes changes relating to sales and foreign currency translations.

(2)	Gross charge-offs include $6.2 million and $1.5 million charged directly to the Allowance for loan losses for the quarters ended March 31, 2014 and 2013, respectively. In 2014, $6.2 million related to North American Commercial Finance. In 2013, $1.0 million related to Non-Strategic Portfolios and $0.5 million related to North American Commercial Finance.

(3)	Represents loans considered impaired in FSA and are accounted for under the guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality).

Item 1. Consolidated Financial Statements  15

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

Investment Securities (dollars in millions)

	March 31, 2014	December 31, 2013
Debt securities available-for-sale	$1,846.9	$1,487.8
Equity securities available-for-sale	14.3	13.7
Debt securities held-to-maturity(1)	304.7	1,042.3
Non-marketable equity investments(2)	89.1	86.9
Total investment securities	$2,255.0	$2,630.7

(1)	Recorded at amortized cost less impairment on securities that have credit-related impairment.

(2)	Non-marketable equity investments include $25.2 million and $23.6 million in limited partnerships at March 31, 2014 and December 31, 2013, respectively, accounted for under the equity method. The remaining investments are carried at cost and include qualified Community Reinvestment Act (“CRA”) investments, equity fund holdings and shares issued by customers during loan work out situations or as part of an original loan investment.

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

Realized investment gains totaled $3.3 million and $2.5 million for the quarters ended March 31, 2014 and 2013, respectively, and exclude losses from OTTI. OTTI impairments on equity securities recognized in earnings were not material for the quarters ended March 31, 2014 and March 31, 2013. Impairment amounts in accumulated other comprehensive income (“AOCI”) were not material at March 31, 2014 or December 31, 2013.

In addition, the Company maintained $4.6 billion and $5.5 billion of interest bearing deposits at March 31, 2014 and December 31, 2013, respectively that are cash equivalents and are classified separately on the balance sheet.

The following table presents interest and dividends on interest bearing deposits and investments:

Interest and Dividend Income (dollars in millions)

	Three Months Ended March 31,
	2014	2013
Interest income – interest bearing deposits	$4.6	$3.5
Interest income – investments	3.3	1.9
Dividends – investments	0.9	1.0
Total interest and dividends	$8.8	$6.4

16   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Securities Available-for-Sale

The following table presents amortized cost and fair value of securities AFS at March 31, 2014 and December 31, 2013.

Securities Available for Sale — Amortized Cost and Fair Value (dollars in millions)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2014
Debt securities AFS
U.S. Treasury securities	$1,221.2	$–	$–	$1,221.2
U.S. government agency obligations	591.2	0.1	–	591.3
Supranational and foreign government securities	34.4	–	–	34.4
Total debt securities AFS	1,846.8	0.1	–	1,846.9
Equity securities AFS	13.8	0.6	(0.1)	14.3
Total securities AFS	$1,860.6	$0.7	$(0.1)	$1,861.2
December 31, 2013
Debt securities AFS
U.S. Treasury securities	$649.1	$–	$–	$649.1
U.S. government agency obligations	711.9	–	–	711.9
Supranational and foreign government securities	126.8	–	–	126.8
Total debt securities AFS	1,487.8	–	–	1,487.8
Equity securities AFS	13.5	0.4	(0.2)	13.7
Total securities AFS	$1,501.3	$0.4	$(0.2)	$1,501.5

Debt Securities Held-to-Maturity

The carrying value and fair value of debt securities HTM at March 31, 2014 and December 31, 2013 were as follows:

Debt Securities Held-to-Maturity — Carrying Value and Fair Value (dollars in millions)

	Carrying Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
March 31, 2014
Mortgage-backed securities – U.S. government owned and sponsored agencies	$104.0	$1.9	$(4.9)	$101.0
State and municipal	51.6	–	(3.1)	48.5
Foreign government	36.3	–	–	36.3
Corporate – foreign	112.8	10.4	–	123.2
Total debt securities held-to-maturity	$304.7	$12.3	$(8.0)	$309.0
December 31, 2013
U.S. government agency obligations	$735.5	$0.1	$–	$735.6
Mortgage-backed securities – U.S. government owned and sponsored agencies	96.3	1.7	(5.8)	92.2
State and municipal	57.4	–	(6.5)	50.9
Foreign government	38.3	–	–	38.3
Corporate – foreign	114.8	9.0	–	123.8
Total debt securities held-to-maturity	$1,042.3	$10.8	$(12.3)	$1,040.8

Item 1. Consolidated Financial Statements  17

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the carrying value and fair value of debt securities HTM by contractual maturity dates:

Debt Securities Held-to-Maturity — Carrying Value and Fair Value Maturities (dollars in millions)

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
U.S. government agency obligations
Total – Due within 1 year	$–	$–	$735.5	$735.6
Mortgage-backed securities – U.S. government owned and sponsored agencies
Due after 5 but within 10 years	1.4	1.4	–	–
Due after 10 years(1)	102.6	99.6	96.3	92.2
Total	104.0	101.0	96.3	92.2
State and municipal
Due within 1 year	0.6	0.6	0.7	0.7
Due after 1 but within 5 years	3.9	3.9	4.4	4.4
Due after 5 but within 10 years	0.6	0.6	0.7	0.7
Due after 10 years(1)	46.5	43.4	51.6	45.1
Total	51.6	48.5	57.4	50.9
Foreign government
Due within 1 year	30.9	30.9	29.8	29.8
Due after 1 but within 5 years	5.4	5.4	8.5	8.5
Total	36.3	36.3	38.3	38.3
Corporate – Foreign
Due within 1 year	0.8	0.8	0.8	0.8
Due after 1 but within 5 years	46.6	54.6	48.6	56.1
After 5 but within 10 years	65.4	67.8	65.4	66.9
Total	112.8	123.2	114.8	123.8
Total debt securities held-to-maturity	$304.7	$309.0	$1,042.3	$1,040.8

(1)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to exercise of call or prepayment rights.

NOTE 5 — LONG-TERM BORROWINGS

The following table presents outstanding long-term borrowings, net of FSA. The FSA fair value adjustment is amortized as a cost adjustment over the remaining term of the respective debt and is reflected in Interest Expense.

Long-term Borrowings (dollars in millions)

	March 31, 2014			December 31, 2013
	CIT Group Inc.	Subsidiaries	Total	Total
Senior Unsecured Notes(1)	$13,531.8	$0.5	$13,532.3	$12,531.6
Secured Borrowings – excluding student loan debt	–	5,976.5	5,976.5	5,944.9
Secured Borrowings – student loan debt(2)	–	3,160.3	3,160.3	3,273.5
Total Long-term Borrowings	$13,531.8	$9,137.3	$22,669.1	$21,750.0

(1)	Senior Unsecured Notes at March 31, 2014 were comprised of $8,243.1 million of Unsecured Notes, $5,250.0 million of Series C Notes and $39.2 million of other unsecured debt.

(2)	In April 2014, the Company sold the student loan business and the debt secured by the loans was extinguished.

18   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Revolving Credit Facility

There were no outstanding borrowings under the Revolving Credit Facility at March 31, 2014 and December 31, 2013. The amount available to draw upon at March 31, 2014 was approximately $1.4 billion, with the remaining amount of approximately $0.1 billion utilized for issuance of letters of credit.

The Revolving Credit Facility was amended in January 2014 to reduce the total commitment amount from $2.0 billion to $1.5 billion and to extend the maturity date of the commitments to January 27, 2017. The total commitment amount now consists of a $1.15 billion revolving loan tranche and a $350 million revolving loan tranche that can also be utilized for issuance of letters of credit. The applicable margin charged under the facility was unchanged, and for LIBOR loans was 2.50% and for Base Rate loans was 1.50% at March 31, 2014. Further improvement in CIT’s long-term senior unsecured debt ratings to either BB by S&P or Ba2 by Moody’s would result in a reduction in the applicable margin to 2.25% for LIBOR based loans and to 1.25% for Base Rate loans.

The Revolving Credit Facility may be drawn and prepaid at the option of CIT. The unutilized portion of any commitment under the Revolving Credit Facility may be reduced permanently or terminated by CIT at any time without penalty.

The Revolving Credit Facility is unsecured and is guaranteed by eight of the Company’s domestic operating subsidiaries. The facility was amended to modify the covenant requiring a minimum guarantor asset coverage ratio and the criteria for calculating the ratio. The amended covenant requires a minimum guarantor asset coverage ratio ranging from 1.25:1.0 to the current requirements of 1.5:1.0 depending on the Company’s long-term senior unsecured, debt rating.

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

Senior Unsecured Notes (dollars in millions)

Maturity Date	Rate (%)	Date of Issuance	Par Value
April 2014*	5.250%	March 2011	$1,300.0
February 2015*	4.750%	February 2012	1,500.0
May 2017	5.000%	May 2012	1,250.0
August 2017	4.250%	August 2012	1,750.0
March 2018	5.250%	March 2012	1,500.0
April 2018*	6.625%	March 2011	700.0
February 2019*	5.500%	February 2012	1,750.0
February 2019	3.875%	February 2014	1,000.0
May 2020	5.375%	May 2012	750.0
August 2022	5.000%	August 2012	1,250.0
August 2023	5.000%	August 2013	750.0
Weighted average and total	5.01%		$13,500.0

*	Series C Unsecured Notes

On April 1, 2014, we repaid the maturing $1.3 billion Series C Unsecured Notes.

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

Other debt of $39.2 million includes senior unsecured notes issued prior to CIT’s reorganization.

Item 1. Consolidated Financial Statements  19

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Secured Borrowings

Set forth below are borrowings and pledged assets primarily owned by consolidated variable interest entities (“VIEs”). Creditors of these entities received ownership and/or security interests in the assets. The assets of the consolidated VIEs will be used to settle the liabilities of those entities and, except for the Company’s interest in the VIEs, are not available to the creditors or any affiliates of CIT.

Secured Borrowings and Pledged Assets Summary(1)(2) (dollars in millions)

	March 31, 2014		December 31, 2013
	Secured Borrowing	Pledged Assets	Secured Borrowing	Pledged Assets
Rail(3)	$1,296.3	$1,776.9	$931.0	$1,163.1
Aerospace(3)	2,288.4	4,010.3	2,366.1	4,126.7
International Finance	604.2	777.3	583.5	748.1
Subtotal – Transportation & International Finance	4,188.9	6,564.5	3,880.6	6,037.9
Corporate Finance	227.8	259.7	320.2	447.4
Commercial Services	334.7	1,748.9	334.7	1,453.2
Equipment Finance	1,044.3	1,328.1	1,227.2	1,499.7
Subtotal – North American Commercial Finance	1,606.8	3,336.7	1,882.1	3,400.3
Consumer (Student Loans)(3)(4)	3,160.3	3,332.9	3,265.6	3,438.2
Small Business Loans	180.8	209.2	190.1	220.1
Subtotal – Non Strategic Portfolios	3,341.1	3,542.1	3,455.7	3,658.3
Total	$9,136.8	$13,443.3	$9,218.4	$13,096.5

(1)	As part of our liquidity management strategy, we pledge assets to secure financing transactions (which include securitizations), borrowings from the FHLB and FRB, and for other purposes as required or permitted by law.

(2)	At March 31, 2014 we had pledged assets (including collateral for the FRB discount window not in the table above) of $15.6 billion, which included $9.3 billion of loans (including amounts held for sale), $5.3 billion of operating lease assets, $0.9 billion of cash and $0.1 billion of investment securities.

(3)	At March 31, 2014 the GSI TRS related borrowings and pledged assets, respectively, of $963.6 million and $1.96 billion were included in Transportation & International Finance and $783.2 million and $879.8 million in Non-Strategic Portfolios. The GSI TRS is described in Note 6 — Derivative Financial Instruments.

(4)	In April 2014, the Company sold the student loan assets and the debt secured by these loans was extinguished.

Variable Interest Entities

The Company utilizes VIEs in the ordinary course of business to support its own and its customers’ financing needs.

The most significant types of VIEs that CIT utilizes are ‘on balance sheet’ secured financings of pools of leases and loans originated by the Company where the Company is the primary beneficiary. The Company originates pools of assets and sells these to special purpose entities, which, in turn, issue debt instruments backed by the asset pools or sell individual interests in the assets to investors. CIT retains the servicing rights and participates in certain cash flows. These VIEs are typically organized as trusts or limited liability companies, and are intended to be bankruptcy remote, from a legal standpoint.

The main risks inherent in these secured borrowing structures are deterioration in the credit performance of the vehicle’s underlying asset portfolio and risk associated with the servicing of the underlying assets.

Lenders typically have recourse to the assets in the VIEs and may benefit from other credit enhancements, such as: (1) a reserve or cash collateral account that requires the Company to deposit cash in an account, which will first be used to cover any defaulted obligor payments, (2) over-collateralization in the form of excess assets in the VIE, or (3) subordination, whereby the Company retains a subordinate position in the secured borrowing which would absorb losses due to defaulted obligor payments before the senior certificate holders. The VIE may also enter into derivative contracts in order to convert the debt issued by the VIEs to match the underlying assets or to limit or change the risk of the VIE.

With respect to events or circumstances that could expose CIT to a loss, as these are accounted for as on balance sheet, the Company records an allowance for loan losses for the credit risks associated with the underlying leases and loans. The VIE has an obligation to pay the debt in accordance with the terms of the underlying agreements.

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

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS

As part of managing economic risk and exposure to interest rate and foreign currency risk, the Company enters into derivative transactions in over-the-counter markets with other financial institutions, The Company does not enter into derivative financial instruments for speculative purposes.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) includes measures to broaden the scope of derivative instruments subject to regulation by requiring clearing and exchange trading of certain derivatives, and imposing margin, reporting and registration requirements for certain market participants. Since the Company does not meet the definition of a Swap Dealer or Major Swap Participant under the Act, the new reporting and clearing obligations, which became effective April 10, 2013, apply to a limited number of derivative transactions executed with its lending customers in order to manage their interest rate risk.

See Note 1 — “Business and Summary of Significant Accounting Policies” in our December 31, 2013 Form 10-K for further description of the Company’s derivative transaction policies.

The following table presents fair values and notional values of derivative financial instruments:

Fair and Notional Values of Derivative Financial Instruments(1) (dollars in millions)

	March 31, 2014			December 31, 2013
Qualifying Hedges	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Cross currency swaps – net investment hedges	$45.2	$2.9	$–	$47.1	$1.1	$–
Foreign currency forward contracts – cash flow hedges	3.8	–	(0.3)	3.8	–	(0.3)
Foreign currency forward contracts – net investment hedges	1,667.7	24.0	(31.8)	1,436.8	11.8	(23.8)
Total Qualifying Hedges	1,716.7	26.9	(32.1)	1,487.7	12.9	(24.1)
Non-Qualifying Hedges
Cross currency swaps	126.7	11.5	–	131.8	6.3	–
Interest rate swaps	1,579.1	8.5	(29.4)	1,386.0	5.7	(25.4)
Written options	563.8	–	(0.9)	566.0	–	(1.0)
Purchased options	813.5	1.0	–	816.8	1.2	–
Foreign currency forward contracts	1,875.1	42.6	(43.9)	1,979.9	23.4	(50.8)
TRS	584.0	–	(11.4)	485.2	–	(9.7)
Equity Warrants	1.0	0.6	–	1.0	0.8	–
Total Non-qualifying Hedges	5,543.2	64.2	(85.6)	5,366.7	37.4	(86.9)
Total Hedges	$7,259.9	$91.1	$(117.7)	$6,854.4	$50.3	$(111.0)

(1)	Presented on a gross basis

Total Return Swaps

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

The aggregate “notional amounts” of the TRS of $584.0 million at March 31, 2014 and $485.2 million at December 31, 2013 represent the aggregate unused portions under the CFL and BV facilities and constitute derivative financial instruments. These notional amounts are calculated as the maximum aggregate facility commitment amounts, currently $2,125.0 million, less the aggregate actual adjusted qualifying borrowing base outstanding of $1,541.0 million at March 31, 2014 and $1,639.8 million at December 31, 2013. The notional amounts of the derivatives will increase as the adjusted qualifying borrowing base decreases due to repayment of the underlying asset-backed securities (“ABS”) to investors. If CIT funds additional ABS under the CFL or BV facilities, the aggregate adjusted qualifying borrowing base of the total return swaps will increase and the notional amount of the derivatives will decrease accordingly.

Item 1. Consolidated Financial Statements  21

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Valuation of the derivatives related to the GSI facilities is based on several factors using a discounted cash flow (“DCF”) methodology, including:

■	CIT’s funding costs for similar financings based on current market conditions;

■	Forecasted usage of the facilities through the final maturity date in 2028; and

■	Forecasted amortization, including prepayment assumptions, due to principal payments on the underlying ABS, which impacts the amount of the unutilized portion.

Based on the Company’s valuation, a liability of $11.4 million and $9.7 million was recorded at March 31, 2014 and December 31, 2013, respectively. The change in value is recorded in other income in the statement of operations.

In April 2014, the Company sold its student loan assets and extinguished the debt secured by these loans. Approximately $0.8 billion of the extinguished debt served as reference obligations under the TRS. The extinguishment of this debt increases the unfunded portion of the TRS and thus increases the derivative. Management is structuring additional transactions that will utilize the facility and expects the transactions to close in either the second or third quarter.

Impact of Collateral and Netting Arrangements on the Total Derivative Portfolio

The following tables present a summary, as at March 31, 2014 and December 31, 2013, of the gross amounts of recognized financial assets and liabilities; the amounts offset in the consolidated balance sheet; the net amounts presented in the consolidated balance sheet; the amounts subject to an enforceable master netting arrangement or similar agreement that were not included in the offset amount above, and the amount of cash collateral received or pledged. Substantially the entire derivative portfolio is under an International Swaps and Derivatives Association (“ISDA”) agreement.

Offsetting of Derivative Assets and Liabilities (dollars in millions)

				Gross Amounts not offset in the Consolidated Balance Sheet
	Gross Amount of Recognized Assets (Liabilities)	Gross Amount Offset in the Consolidated Balance Sheet	Net Amount Presented in the Consolidated Balance Sheet	Derivative Financial Instruments(1)	Cash Collateral Pledged/(Received)(1)(2)	Net Amount
March 31, 2014
Derivative assets	$91.1	$–	$91.1	$(51.4)	$(23.8)	$15.9
Derivative liabilities	(117.7)	–	(117.7)	51.4	23.5	(42.8)
December 31, 2013
Derivative assets	$50.3	$–	$50.3	$(33.4)	$(5.0)	$11.9
Derivative liabilities	(111.0)	–	(111.0)	33.4	41.0	(36.6)

(1)	The Company’s derivative transactions are governed by ISDA agreements that allow for net settlements of certain payments as well as offsetting of all contracts (“Derivative Financial Instruments”) with a given counterparty in the event of bankruptcy or default of one of the two parties to the transaction. We believe our ISDA agreements meet the definition of a master netting arrangement or similar agreement for purposes of the above disclosure. In conjunction with the ISDA agreements, the Company has entered into collateral arrangements with its counterparties which provide for the exchange of cash depending on the change in the market valuation of the derivative contracts outstanding. Such collateral is available to be applied in settlement of the net balances upon the event of default by one of the counterparties.

(2)	Collateral pledged or received is included in Other assets or Other liabilities, respectively.

22   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the impact of derivatives on the statements of operations:

Derivative Instrument Gains and Losses (dollars in millions)

		Quarters Ended March 31,
Derivative Instruments	Gain / (Loss) Recognized	2014	2013
Qualifying Hedges
Foreign currency forward contracts – cash flow hedges	Other income	$–	$(0.3)
Total Qualifying Hedges		–	(0.3)
Non Qualifying Hedges
Cross currency swaps	Other income	5.1	6.8
Interest rate swaps	Other income	3.8	3.8
Interest rate options	Other income	(0.1)	–
Foreign currency forward contracts	Other income	29.1	24.7
Equity warrants	Other income	(0.2)	0.2
TRS	Other income	(1.7)	2.7
Total Non-qualifying Hedges		36.0	38.2
Total derivatives-income statement impact		$36.0	$37.9

The following table presents the changes in AOCI relating to derivatives:

Changes in AOCI Relating to Derivatives (dollars in millions)

Contract Type	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Quarter Ended March 31, 2014
Foreign currency forward contracts – cash flow hedges	$–	$–	$–	$–	$–
Foreign currency forward contracts – net investment hedges	(3.1)	–	(3.1)	4.5	7.6
Cross currency swaps – net investment hedges	–	–	–	1.8	1.8
Total	$(3.1)	$–	$(3.1)	$6.3	$9.4
Quarter Ended March 31, 2013
Foreign currency forward contracts – cash flow hedges	$(0.3)	$–	$(0.3)	$(0.4)	$(0.1)
Foreign currency forward contracts – net investment hedges	(3.2)	–	(3.2)	19.2	22.4
Cross currency swaps – net investment hedges	–	–	–	3.8	3.8
Total	$(3.5)	$–	$(3.5)	$22.6	$26.1

The estimated amount of net losses on cash flow hedges recorded in AOCI at March 31, 2014 expected to be recognized in income over the next 12 months is $(0.2) million.

NOTE 7 — FAIR VALUE

Fair Value Hierarchy

The Company is required to report fair value measurements for specified classes of assets and liabilities. See Note 1 — “Business and Summary of Significant Accounting Policies” in our December 31, 2013 Form 10-K for further description of the Company’s fair value measurement policy.

Item 1. Consolidated Financial Statements  23

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company characterizes inputs in the determination of fair value according to the fair value hierarchy. The fair value of the Company’s assets and liabilities where the measurement objective specifically requires the use of fair value are set forth in the tables below:

Assets and Liabilities Measured at Fair Value on a Recurring Basis (dollars in millions)

March 31, 2014	Total	Level 1	Level 2	Level 3
Assets
Debt Securities AFS	$1,846.9	$1,255.6	$591.3	$–
Equity Securities AFS	14.3	14.3	–	–
Trading assets at fair value – derivatives	64.2	–	64.2	–
Derivative counterparty assets at fair value	26.9	–	26.9	–
Total Assets	$1,952.3	$1,269.9	$682.4	$–
Liabilities
Trading liabilities at fair value – derivatives	$(85.6)	$–	$(74.2)	$(11.4)
Derivative counterparty liabilities at fair value	(32.1)	–	(32.1)	–
Total Liabilities	$(117.7)	$–	$(106.3)	$(11.4)
December 31, 2013
Assets
Debt Securities AFS	$1,487.8	$675.9	$811.9	$–
Equity Securities AFS	13.7	13.7	–	–
Trading assets at fair value – derivatives	37.4	–	37.4	–
Derivative counterparty assets at fair value	12.9	–	12.9	–
Total	$1,551.8	$689.6	$862.2	$–
Liabilities
Trading liabilities at fair value – derivatives	$(86.9)	$–	$(77.2)	$(9.7)
Derivative counterparty liabilities at fair value	(24.1)	–	(24.1)	–
Total	$(111.0)	$–	$(101.3)	$(9.7)

The following table presents financial instruments for which a non-recurring change in fair value has been recorded:

Assets Measured at Fair Value on a Non-recurring Basis with a Change in Fair Value Recorded (dollars in millions)

		Fair Value Measurements at Reporting Date Using:
	Total	Level 1	Level 2	Level 3	Total Gains and (Losses)
Assets
March 31, 2014
Assets held for sale	$19.6	$–	$–	$19.6	$(1.8)
Impaired loans	37.6	–	–	37.6	(2.7)
Total	$57.2	$–	$–	$57.2	$(4.5)
December 31, 2013
Assets held for sale	$731.1	$–	$–	$731.1	$(59.4)
Impaired loans	18.5	–	–	18.5	(1.6)
Total	$749.6	$–	$–	$749.6	$(61.0)

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

Level 3 Gains and Losses

The tables below set forth a summary of changes in the estimated fair value of the Company’s Level 3 financial assets and liabilities measured on a recurring basis:

Changes in Fair Value of Level 3 Financial Assets and Liabilities Measured on a Recurring Basis (dollars in millions)

	Total	Derivatives
December 31, 2013	$(9.7)	$(9.7)
Gains or losses realized/unrealized
Included in Other Income	(1.7)	(1.7)
March 31, 2014	$(11.4)	$(11.4)
December 31, 2012	$(5.8)	$(5.8)
Gains or losses realized/unrealized
Included in Other Income	2.7	2.7
March 31, 2013	$(3.1)	$(3.1)

Level 3 liabilities at March 31, 2014 and 2013 represent the valuation of the derivatives related to the GSI facilities.

Fair Values of Financial Instruments

The carrying and estimated fair values of financial instruments presented below exclude leases and certain other assets and liabilities, for which disclosure is not required.

Estimated Fair Value of Assets and Liabilities (dollars in millions)

	March 31, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Trading assets at fair value – derivatives	$64.2	$64.2	$37.4	$37.4
Derivative counterparty assets at fair value	26.9	26.9	12.9	12.9
Assets held for sale (excluding leases)	3,753.1	3,947.0	3,789.7	4,013.6
Loans (excluding leases)	12,894.0	13,019.5	12,628.2	12,690.2
Investment Securities	2,255.0	2,259.3	2,630.7	2,629.2
Other assets subject to fair value disclosure and unsecured counterparty receivables(1)	956.5	956.5	938.9	938.9
Liabilities
Deposits(2)	(13,240.7)	(13,451.7)	(12,565.0)	(12,751.9)
Trading liabilities at fair value – derivatives	(85.6)	(85.6)	(86.9)	(86.9)
Derivative counterparty liabilities at fair value	(32.1)	(32.1)	(24.1)	(24.1)
Long-term borrowings(2)	(22,832.9)	(23,673.9)	(21,958.6)	(22,682.1)
Other liabilities subject to fair value disclosure(3)	(1,856.4)	(1,856.4)	(1,931.2)	(1,931.2)

(1)	Other assets subject to fair value disclosure primarily include accrued interest receivable and miscellaneous receivables. These assets have carrying values that approximate fair value generally due to the short-term nature and are classified as level 3. The unsecured counterparty receivables primarily consist of amounts owed to CIT from GSI for debt discount, return of collateral posted to GSI and settlements resulting from market value changes to asset-backed securities underlying the GSI Facilities.

(2)	Deposits and long-term borrowings include accrued interest, which is included in “Other liabilities” in the Balance Sheet.

(3)	Other liabilities subject to fair value disclosure include accounts payable, accrued liabilities, customer security and maintenance deposits and miscellaneous liabilities. The fair value of these approximates carrying value and are classified as level 3.

Item 1. Consolidated Financial Statements  25

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

Loans – Since there is no liquid secondary market for most loans in the Company’s portfolio, the fair value is estimated based on discounted cash flow analyses which use Level 3 inputs. In addition to the characteristics of the underlying contracts, key inputs to the analysis include interest rates, prepayment rates, and credit spreads. For the commercial loan portfolio, the market based credit spread inputs are derived from instruments with comparable credit risk characteristics obtained from independent third party vendors. For the consumer loan portfolio, the discount spread is derived based on the Company’s estimate of a market participant’s required return on equity that incorporates credit loss estimates based on expected and current default rates. As these Level 3 unobservable inputs are specific to individual loans/collateral types, management does not believe that sensitivity analysis of individual inputs is meaningful, but rather that sensitivity is more meaningfully assessed through the evaluation of aggregate carrying values of the loans. The fair value of loans at March 31, 2014 was $13.0 billion, which is 101.0% of carrying value.

Impaired Loans – The value of impaired loans is estimated using the fair value of collateral (on an orderly liquidation basis) if the loan is collateralized, or the present value of expected cash flows utilizing the current market rate for such loan. As these Level 3 unobservable inputs are specific to individual loans / collateral types, management does not believe that sensitivity analysis of individual inputs is meaningful, but rather that sensitivity is more meaningfully assessed through the evaluation of aggregate carrying values of impaired loans relative to contractual amounts owed (unpaid principal balance or “UPB”) from customers. As of March 31, 2014, the UPB related to impaired loans, including loans for which the Company is applying the income recognition and disclosure guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality), totaled $336.4 million. Including related allowances, these loans are carried at $247.6 million, or 74% of UPB. Of these amounts, $172.0 million and $152.0 million of UPB and carrying value, respectively, relate to loans with no specific allowance. The difference between UPB and carrying value reflects cumulative charge-offs on accounts remaining in process of collection, FSA discounts and allowances. See Note 2 — Loans for more information.

Deposits – The fair value of deposits was estimated based upon a present value discounted cash flow analysis. Discount rates used in the present value calculation are based on the Company’s average current deposit rates for similar terms, which are Level 3 inputs.

Long-term borrowings – Unsecured borrowings of approximately $13.5 billion par value at March 31, 2014, were valued based on quoted market prices, which are Level 1 inputs. Approximately $5.5 billion par value of the secured borrowings at March 31, 2014 utilized market inputs to estimate fair value, which are Level 2 inputs. Where market estimates were not available for approximately $3.9 billion par value at March 31, 2014, fair values were estimated using a discounted cash flow analysis with a discount rate approximating current market rates for issuances by CIT of similar term debt, which are Level 3 inputs.

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

The calculation of the Company’s regulatory capital ratios are subject to review and consultation with the FRB, which may result in refinements to amounts reported at March 31, 2014.

Tier 1 Capital and Total Capital Components (dollars in millions)

	CIT		CIT Bank
Tier 1 Capital	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Total stockholders’ equity	$8,796.0	$8,838.8	$2,629.3	$2,596.6
Effect of certain items in accumulated other comprehensive loss excluded from Tier 1 Capital	22.3	24.2	–	–
Adjusted total equity	8,818.3	8,863.0	2,629.3	2,596.6
Less: Goodwill(1)	(407.2)	(338.3)	–	–
Disallowed intangible assets	(18.2)	(20.3)	–	–
Investment in certain unconsolidated subsidiaries	(31.0)	(32.3)	–	–
Other Tier 1 components(2)	(28.5)	(32.6)	–	–
Tier 1 Capital	8,333.4	8,439.5	2,629.3	2,596.6
Tier 2 Capital
Qualifying allowance for credit losses and other reserves(3)	383.6	383.9	204.1	193.6
Less: Investment in certain unconsolidated subsidiaries	(31.0)	(32.3)	–	–
Other Tier 2 components(4)	0.2	0.1	–	–
Total qualifying capital	$8,686.2	$8,791.2	$2,833.4	$2,790.2
Risk-weighted assets	$51,752.3	$50,571.2	$16,284.4	$15,451.9
Total Capital (to risk-weighted assets):
Actual	16.8%	17.4%	17.4%	18.1%
Required Ratio for Capital Adequacy Purposes to be well capitalized	10.0%	10.0%	10.0%	10.0%
Tier 1 Capital (to risk-weighted assets):
Actual	16.1%	16.7%	16.1%	16.8%
Required Ratio for Capital Adequacy Purposes to be well capitalized	6.0%	6.0%	6.0%	6.0%
Tier 1 Leverage Ratio:
Actual	17.5%	18.1%	15.9%	16.9%
Required Ratio for Capital Adequacy Purposes	4.0%	4.0%	5.0%	5.0%

(1)	Goodwill and disallowed intangible assets adjustments also reflect the portion included within assets held for sale.

(2)	Includes the portion of net deferred tax assets that does not qualify for inclusion in Tier 1 capital based on the capital guidelines, the Tier 1 capital charge for nonfinancial equity investments, qualifying noncontrolling minority interests and the Tier 1 capital deduction for net unrealized losses on available-for-sale marketable securities (net of tax).

(3)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit, and deferred purchase agreements, all of which are recorded in Other Liabilities.

(4)	Banking organizations are permitted to include in Tier 2 Capital up to 45% of net unrealized pretax gains on available-for-sale equity securities with readily determinable fair values.

Item 1. Consolidated Financial Statements  27

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 9 — INCOME TAXES

The Company’s first quarter income tax provision was $14.2 million compared to $15.2 million in the year-ago quarter. The first quarter of 2014’s tax provision primarily reflected income tax expense on the earnings of certain international operations and state income tax expense in the U.S. The higher year-ago quarter’s income tax provision was driven by higher pre-tax income, a higher tax rate due to a less favorable geographic mix of earnings partially offset by certain net discrete tax benefits that were recorded in the prior year. The year-ago quarter’s income tax provision included $5 million of net discrete tax benefits which primarily related to favorable settlements of international tax audits partially offset by the establishment of valuation allowances against certain international net deferred tax assets.

The change in the effective tax rate each period is impacted by a number of factors, including the relative mix of domestic and foreign earnings, adjustments to the valuation allowances, and discrete items. The actual year-end 2014 effective tax rate may vary from the currently projected tax rate due to changes in these factors.

As of December 31, 2013, CIT had cumulative U.S. federal net operating loss carry-forwards (NOLs) of $5.2 billion, of which $2.6 billion was related to pre-emergence losses. These NOLs will expire between 2027 and 2033. The Company generated a modest amount of domestic taxable losses in the first quarter of 2014, which marginally increases the U.S. federal net operating loss carry-forwards and its respective valuation allowance. Pursuant to Section 382 of the Internal Revenue Code, the Company is generally subject to a $230 million annual limitation on the use of its $2.6 billion of pre-emergence NOLs. NOLs arising in post-emergence years are not subject to this limitation absent another ownership change as defined by the Internal Revenue Service (IRS) for U.S. tax purposes.

The Company has not recognized any tax benefit on its prior year domestic losses and certain prior year foreign losses due to uncertainties related to its ability to realize its net deferred tax assets in the future. Due to these uncertainties, combined with the recent three years of cumulative losses by certain domestic and foreign reporting entities, the Company has concluded that it does not currently meet the criteria to recognize its net deferred tax assets, inclusive of the deferred tax assets related to NOLs in these entities. Accordingly, the Company maintained a valuation allowance of $1.5 billion against its net deferred tax assets at December 31, 2013. Of the $1.5 billion valuation allowance, approximately $1.3 billion relates to domestic reporting entities and $211 million relates to foreign reporting entities.

Management’s decision to maintain the valuation allowances on certain reporting entities’ net deferred tax assets requires significant judgment and an analysis of all the positive and negative evidence regarding the likelihood that these future benefits will be realized. The most recent three years of cumulative losses, adjusted for any non-recurring items, was considered a significant negative factor supporting the need for a valuation allowance. At the point when any of these reporting entities transition into a cumulative three year income position, management will take this trend into consideration, along with other facts and circumstances, in determining whether to release any of the valuation allowances. The other facts and circumstances that are considered in evaluating the need for or release of a valuation allowance include sustained profitability, both historical and forecast, tax planning strategies, and the carry-forward periods for the NOLs.

Certain foreign and domestic entities with net operating loss carry-forwards have been profitable in some of the most recent periods but remain in a cumulative three year loss position. Thus, the Company continues to record a full valuation allowance on these entities’ net deferred tax assets due to their history of losses. Given the continued improvement in earnings in certain of these entities, which is one factor considered in the evaluation process, it is possible that the valuation allowance for these entities may be reduced if these trends continue and other factors do not outweigh this positive evidence.

At the point a determination is made that it is “more likely than not” that a reporting entity will generate sufficient future taxable income to realize its respective net deferred tax assets within the carry-forward period available under the tax law for each applicable tax jurisdiction, the Company will reduce the entity’s respective valuation allowance (in full or in part), resulting in an income tax benefit in the period such a determination is made. Subsequently, a provision for income taxes will be provided for future earnings; however there will be a minimal impact on cash taxes paid for until the related NOL carry-forward is fully utilized. In addition, while GAAP equity will increase as a result of a valuation allowance reversal, we expect minimal benefit, if any, on regulatory capital.

Liabilities for Uncertain Tax Positions

The Company’s potential liability for uncertain tax positions totaled $320.3 million at March 31, 2014 and $320.1 million at December 31, 2013. Management estimates that this liability may be reduced by up to $5 million within the next twelve months. The Company’s accrued liability for interest and penalties totaled $13.7 million at March 31, 2014 and $13.3 million at December 31, 2013. The Company recognizes accrued interest and penalties on unrecognized tax benefits in income tax expense.

28   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 10 — STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss)

The following table details the components of Accumulated Other Comprehensive Income (Loss):

Components of Accumulated Other Comprehensive Income (Loss) (dollars in millions)

	March 31, 2014			December 31, 2013
	Gross Unrealized	Income Taxes	Net Unrealized	Gross Unrealized	Income Taxes	Net Unrealized
Foreign currency translation adjustments	$(53.7)	$–	$(53.7)	$(49.4)	$–	$(49.4)
Changes in benefit plan net gain (loss) and prior service (cost)/credit	(22.7)	0.2	(22.5)	(24.3)	0.2	(24.1)
Changes in fair values of derivatives qualifying as cash flow hedges	(0.2)	–	(0.2)	(0.2)	–	(0.2)
Unrealized net gains (losses) on available for sale securities	0.6	(0.2)	0.4	0.2	(0.1)	0.1
Total accumulated other comprehensive loss	$(76.0)	$–	$(76.0)	$(73.7)	$0.1	$(73.6)

The following table details the changes in the components of Accumulated Other Comprehensive Income (Loss).

Changes in Accumulated Other Comprehensive Income (Loss) by Component(1) (dollars in millions)

	Foreign currency translation adjustments	Changes in benefit plan net gain (loss) and prior service (cost) credit	Changes in fair values of derivatives qualifying as cash flow hedges	Unrealized net gains (losses) on available for sale securities	Total accumulated other comprehensive income (loss) (“AOCI”)
Balance as of December 31, 2013	$(49.4)	$(24.1)	$(0.2)	$0.1	$(73.6)
AOCI activity before reclassifications	(6.2)	–	–	0.3	(5.9)
Amounts reclassified from AOCI	1.9	1.6	–	–	3.5
Net current period AOCI	(4.3)	1.6	–	0.3	(2.4)
Balance as of March 31, 2014	$(53.7)	$(22.5)	$(0.2)	$0.4	$(76.0)
Balance as of December 31, 2012	$(36.6)	$(43.1)	$(0.1)	$2.1	$(77.7)
AOCI activity before reclassifications	(8.2)	(0.2)	(0.4)	(0.3)	(9.1)
Amounts reclassified from AOCI	3.2	–	0.3	–	3.5
Net current period AOCI	(5.0)	(0.2)	(0.1)	(0.3)	(5.6)
Balance as of March 31, 2013	$(41.6)	$(43.3)	$(0.2)	$1.8	$(83.3)

(1)	All amounts are net-of-tax.

Other Comprehensive Income (Loss)

The amounts included in the Statement of Comprehensive Income (Loss) are net of income taxes. The change in income taxes associated with changes in benefit plans net gain/(loss) and prior service (cost)/credit were not significant for the quarters ended March 31, 2014 and March 31, 2013. The change in income taxes associated with net unrealized gains on available for sale securities totaled approximately ($0.1) million for the quarter ended March 31, 2014 and $0.2 million for the March 31, 2013. There were no income taxes associated with foreign currency translation adjustments and changes in fair values of derivatives qualifying as cash flow hedges for the quarters ended March 31, 2014 and March 31, 2013.

The changes in benefit plans net gain/(loss) and prior service (cost)/credit reclassification adjustments impacting net income was $1.6 million for the quarter ended March 31, 2014 and was insignificant for the prior year quarter. Foreign currency translation reclassification adjustments impacting net income were $1.9 million and $3.2 million for the quarters ended March 31, 2014 and March 31, 2013, respectively. There were no reclassification adjustments for unrealized gains (losses) on investments recognized through income for the quarters ended March 31, 2014 and March 31, 2013. Reclassification adjustments impacting net income related to changes in fair value of derivatives qualifying as cash flow hedges was insignificant for the quarter ended March 31, 2014 and was $0.3 million for the prior year quarter ended March 31, 2013.

Item 1. Consolidated Financial Statements  29

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company has operations in Canada, Europe and other countries. The functional currency for foreign operations is generally the local currency. The value of assets and liabilities of these operations is translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Revenue and expense items are translated at the average exchange rates during the year. The resulting foreign currency translation gains and losses, as well as offsetting gains and losses on hedges of net investments in foreign operations, are reflected in AOCI. Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than the functional currency are recorded in Other Income.

Reclassifications out of Accumulated Other Comprehensive Income (dollars in millions)

	Quarters Ended March 31,						Affected Income Statement
	2014			2013			line item
	Gross Amount	Tax	Net Amount	Gross Amount	Tax	Net Amount
Changes in benefit plan net gain/(loss) and prior service (cost)/credit gains (losses)	$1.6	$–	$1.6	$–	$–	$–	Operating Expenses
Foreign currency translation adjustments gains (losses)	1.9	–	1.9	3.2	–	3.2	Other Income
Changes in fair value of derivatives qualifying as cash flow hedges gains (losses)	–	–	–	0.3	–	0.3	Other Income
Total Reclassifications out of AOCI	$3.5	$–	$3.5	$3.5	$–	$3.5

NOTE 11 — COMMITMENTS

The accompanying table summarizes credit-related commitments, as well as purchase and funding commitments:

Commitments (dollars in millions)

	March 31, 2014			December 31,
	Due to Expire			2013
	Within One Year	After One Year	Total Outstanding	Total Outstanding
Financing Commitments
Financing and leasing assets	$970.1	$3,566.1	$4,536.2	$4,325.8
Letters of credit
Standby letters of credit	32.1	318.5	350.6	302.3
Other letters of credit	33.9	–	33.9	35.9
Guarantees
Deferred purchase agreements	1,681.5	–	1,681.5	1,771.6
Guarantees, acceptances and other recourse obligations	2.5	–	2.5	3.9
Purchase Commitments
Aerospace equipment purchase commitments	1,211.4	7,725.2	8,936.6	8,744.5
Rail and other equipment purchase commitments	771.0	409.5	1,180.5	1,054.0

Financing Commitments

Financing commitments, referred to as loan commitments or lines of credit, reflect CIT’s agreements to lend to its customers, subject to the customers’ compliance with contractual obligations. Included in the above are commitments that have been extended to and accepted by customers, clients or agents, but on which the criteria for funding have not been completed of $804 million at March 31, 2014 and $548 million at December 31, 2013. Financing commitments also include credit line agreements to Commercial Services clients that are cancellable by us only after a notice period. The notice period is typically 90 days or less. The amount available under these credit lines, net of amount of receivables assigned to us, is $214 million at March 31, 2014. As financing commitments may not be fully drawn, may expire unused, may be reduced or cancelled at the customer’s request, or may require the customer to be in compliance with certain conditions, total commitment amounts do not necessarily reflect actual future cash flow requirements.

30   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The table above includes approximately $1.0 billion of undrawn financing commitments at March 31, 2014 and $0.9 billion at December 31, 2013 where CIT does not have the contractual obligation to lend as the customer is not in compliance with contractual obligations.

At March 31, 2014, substantially all undrawn financing commitments were senior facilities. Most of the Company’s undrawn and available financing commitments are in the Corporate Finance division.

The table above excludes uncommitted revolving credit facilities extended by Commercial Services to its clients for working capital purposes. In connection with these facilities, Commercial Services has the sole discretion throughout the duration of these facilities to determine the amount of credit that may be made available to its clients at any time and whether to honor any specific advance requests made by its clients under these credit facilities.

Letters of Credit

In the normal course of meeting the needs of clients, CIT sometimes enters into agreements to provide financing and letters of credit. Standby letters of credit obligate the issuer of the letter of credit to pay the beneficiary if a client on whose behalf the letter of credit was issued does not meet its obligation. These financial instruments generate fees and involve, to varying degrees, elements of credit risk in excess of amounts recognized in the Consolidated Balance Sheets. To minimize potential credit risk, CIT generally requires collateral and in some cases additional forms of credit support from the client. Most of the Company’s letters of credit are in the Corporate Finance division.

Deferred Purchase Agreements

A Deferred Purchase Agreement (“DPA”) is provided in conjunction with Commercial Services factoring, whereby CIT provides a client with credit protection for trade receivables without purchasing the receivables. The trade receivable terms are generally sixty days or less. If the client’s customer is unable to pay an undisputed receivable solely as the result of credit risk, then CIT purchases the receivable from the client. The outstanding amount in the table above is the maximum potential exposure that CIT would be required to pay under all DPAs. This maximum amount would only occur if all receivables subject to DPAs default in the manner described above, thereby requiring CIT to purchase all such receivables from the DPA clients.

The table above includes $1,595 million of DPA credit protection at March 31, 2014, related to receivables which have been presented to us for credit protection after shipment of goods has occurred and the customer has been invoiced. The table also includes $87 million available under DPA credit line agreements, net of amount of DPA credit protection provided at March 31, 2014. The DPA credit line agreements specify a contractually committed amount of DPA credit protection and are cancellable by us only after a notice period. The notice period is typically 90 days or less.

The methodology used to determine the DPA liability is similar to the methodology used to determine the allowance for loan losses associated with the finance receivables, which reflects embedded losses based on various factors, including expected losses reflecting the Company’s internal customer and facility credit ratings. The liability recorded in Other Liabilities related to the DPAs totaled $6.9 million and $6.0 million at March 31, 2014 and December 31, 2013, respectively.

Purchase Commitments

CIT’s equipment purchase commitments relate primarily to purchases of commercial aircraft and rail equipment. Commitments to purchase new commercial aircraft are predominantly with Airbus Industries (“Airbus”), The Boeing Company (“Boeing”) and Embraer S.A. (“Embraer”). Aerospace equipment purchases are contracted for specific models, using baseline aircraft specifications at fixed prices, which reflect discounts from fair market purchase prices prevailing at the time of commitment. The delivery price of an aircraft may change depending on final specifications. Equipment purchases are recorded at the delivery date. The estimated commitment amounts in the preceding table are based on contracted purchase prices reduced for pre-delivery payments to date and exclude buyer furnished equipment selected by the lessee. Pursuant to existing contractual commitments, at March 31, 2014 139 aircraft remain to be purchased from Airbus, Boeing and Embraer. Aircraft deliveries are scheduled periodically through 2020. Commitments exclude unexercised options to order additional aircraft.

The Company’s rail business entered into commitments to purchase railcars from multiple manufacturers. Pursuant to these contractual commitments, at March 31, 2014, approximately 8,000 railcars remain to be purchased with deliveries through 2015. Rail equipment purchase commitments are at fixed prices subject to price increases for certain materials. Other purchase commitments relate to Equipment Finance and Maritime equipment.

Purchase commitments also include $0.6 billion of equipment to be purchased in 2014 pursuant to sale and lease-back agreements, principally with airlines and with other equipment end-users.

Item 1. Consolidated Financial Statements  31

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

For certain Litigation matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of established reserves and insurance. For other matters for which a loss is probable or reasonably possible, such an estimate cannot be determined. For Litigation where losses are reasonably possible, management currently estimates the aggregate range of reasonably possible losses as up to $90 million in excess of established reserves and insurance related to those matters, if any. This estimate represents reasonably possible losses (in excess of established reserves and insurance) over the life of such Litigation, which may span a currently indeterminable number of years, and is based on information currently available as of March 31, 2014. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate.

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

The derailment was followed by explosions and fire, which resulted in the deaths of over forty people and an unknown number of injuries, the destruction of more than thirty buildings in Lac-Mégantic, and the release of crude oil on land and into the Chaudiègere River. The extent of the property and environmental damage has not yet been determined. Twenty lawsuits have been filed in Illinois by representatives of the deceased in connection with the derailment. The Company is named as a defendant in seven of the Illinois lawsuits, together with 13 other defendants, including WPC, MMA (who has since been dismissed without prejudice as a result of its chapter 11 bankruptcy filing on August 7, 2013), and the lessors of the other locomotives and tank cars. Liability could be joint and several among some or all of the defendants. All but two of these cases have been consolidated in the U.S. District Court in the Northern District of Illinois and transferred to the U.S. District Court in Maine. The Company has been named as an additional defendant in a pending class action in the Superior Court of Quebec, Canada. Other cases may be filed in U.S. and Canadian courts. The plaintiffs in the pending U.S. and Canadian actions assert claims of negligence and strict liability based upon alleged design defect against the Company in connection with the CIT/EF tank cars. The Company has rights of indemnification and defense against its lessees, WPC and MMA, and also has rights as an additional insured under liability coverage maintained by the lessees. In addition, the Company and its subsidiaries maintain contingent and general liability insurance for claims of this nature, and the Company and its insurers are working cooperatively with respect to these claims.

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

As the Company is unable to predict the outcome of the foregoing legal proceedings or whether and the extent to which additional lawsuits or claims will be brought against

32   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

the Company or its subsidiaries, the regulatory investigations have not been concluded, the total damages have not been quantified, there are a large number of parties named as defendants, and the extent to which resulting liability will be assessed against other parties and their financial ability to bear such responsibilities is unknown, the Company cannot reasonably estimate the amount or range of loss that may be incurred in connection with the derailment. The Company is vigorously defending the claims that have been asserted, including pursuing its rights under indemnification agreements and insurance policies. MMA’s U.S. bankruptcy trustee together with its Canadian bankruptcy monitor are exploring potential settlement with various parties, including CIT.

BRAZILIAN TAX MATTERS

Banco Commercial Investment Trust do Brasil S.A. (“Banco CIT”), CIT’s Brazilian bank subsidiary, is pursuing seven tax appeals relating to disputed local tax assessments on leasing services and importation of equipment. The disputes primarily involve questions of whether the correct taxing authorities were paid and whether the proper tax rate was applied.

ISS Tax Appeals

Notices of infraction were received relating to the payment of Imposto sobre Serviços (“ISS”), charged by municipalities in connection with services. The Brazilian municipalities of Itu and Cascavel claim that Banco CIT should have paid them ISS tax on leasing services for tax years 2006 – 2011. Instead, Banco CIT paid the ISS tax to Barueri, the municipality in which it is domiciled in São Paulo, Brazil. The disputed issue is whether the ISS tax should be paid to the municipality in which the leasing company is located or the municipality in which the services were rendered or the customer is located. The amounts claimed by the taxing authorities of Itu and Cascavel collectively for tax assessments and penalties are approximately 850 thousand Reais (approximately $375 thousand). Recent favorable legal precedent in a similar tax appeal has been issued by Brazil’s highest court resolving the conflict between the municipalities.

ICMS Tax Appeals

Notices of infraction were received relating to the payment of Imposto sobre Circulaco de Mercadorias e Servicos (“ICMS”) taxes charged by states in connection with the importation of equipment. The state of São Paulo claims that Banco CIT should have paid it ICMS tax for tax years 2006-2009 because Banco CIT, the purchaser, is located in São Paulo. Instead, Banco CIT paid ICMS tax to the states of Espirito Santo, Espirito Santa Caterina, and Alagoas, where the imported equipment arrived. A recent regulation issued by São Paulo in December 2013 reaffirms a 2009 agreement by São Paulo to conditionally recognize ICMS tax payments made to Espirito Santo. The amounts claimed by São Paulo collectively for tax assessments and penalties are approximately 72 million Reais (approximately $32 million) for goods imported into the state of Espirito Santo from 2006 – 2009 and the states of Espirito Santa Caterina and Alagoas in 2007 and 2008.

A notice of infraction was received relating to São Paulo’s challenge of the ICMS tax rate paid by Banco CIT for tax years 2004 – 2007. São Paulo alleges that Banco CIT paid a lower rate of ICMS tax on imported equipment than was required (8.8% instead of 18%). Banco CIT challenged the notice of infraction and was partially successful — the period from January 1, 2004 through December 22, 2004 has been excluded from the amounts claimed to be due by São Paulo. Banco CIT has commenced a judicial proceeding challenging the unfavorable portion of the administrative ruling. The amount claimed by São Paulo for tax assessments and penalties is approximately 4 million Reais (approximately $1.8 million).

The current potential aggregate exposure in taxes, fines and interest for the ISS and the ICMS tax matters could be up to approximately 77 million Reais (approximately $34 million).

NOTE 13 — BUSINESS SEGMENT INFORMATION

Management’s Policy in Identifying Reportable Segments

CIT’s reportable segments are comprised of business units that are aggregated into segments primarily based upon industry categories, geography, target markets and customers served, and, to a lesser extent, the core competencies relating to product origination, distribution methods, operations and servicing and the nature of their regulatory environment. This segment reporting is consistent with the presentation of financial information to management.

Types of Products and Services

In December 2013, the Company announced organization changes that became effective January 1, 2014. Management changed its operating segments to (i) realign and simplify its businesses and organizational structure, (ii) streamline and consolidate certain business processes to achieve greater operating efficiencies, and (iii) leverage CIT’s operational capabilities for the benefit of its clients and customers. Effective January 1, 2014, CIT manages its business and reports financial results in three operating segments: (1) Transportation & International Finance (“TIF”); (2) North American Commercial Finance (“NACF”); and (3) Non-Strategic Portfolios (“NSP”). These are discussed further in “Results By Business Segments”.

The change in segment reporting does not affect CIT’s historical consolidated results of operations. The discussions below reflect the new reporting segments; all prior period comparisons have been conformed and are consistent with the presentation of financial information to management.

TIF offers secured lending and leasing products to midsize and larger companies across the aerospace, rail and maritime industries, as well as international finance, which includes corporate lending and equipment financing businesses in

Item 1. Consolidated Financial Statements  33

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

China and the U.K. Revenues generated by TIF include rents collected on leased assets, interest on loans, fees, and gains from assets sold.

NACF offers secured lending as well as other financial products and services predominately to small and midsize companies in the U.S. and Canada. These include secured revolving lines of credit and term loans, leases, accounts receivable credit protection, accounts receivable collection, import and export financing, factoring, debtor-in-possession and turnaround financing and receivable advisory services. Revenues generated by NACF include interest earned on loans, rents collected on leased assets, fees and other revenue from leasing activities and capital markets transactions, and commissions earned on factoring and related activities.

Non-Strategic Portfolios (“NSP”) consists of portfolios that were determined to be subscale or no longer part of our long-term strategy. Included in NSP at March 31, 2014 are a run-off government-guaranteed student loan business, small business lending portfolio and other international portfolios, including certain ones in Latin America (including Mexico) and Europe.

Segment Income Statement and Assets

In the table that follows, Corporate and Other includes certain non-allocated items such as unallocated interest expense, primarily related to corporate liquidity costs (Interest Expense), mark-to-market adjustments on non-qualifying derivatives (Other Income) and restructuring charges for severance and facilities exit activities (Operating Expenses).

Business Segments (dollars in millions)

	Transportation & International Finance	North American Commercial Finance	Non-Strategic Portfolios	Corporate & Other	Total CIT
Quarter Ended March 31, 2014
Interest income	$76.7	$193.4	$49.5	$3.7	$323.3
Interest expense	(160.7)	(68.9)	(43.9)	(17.4)	(290.9)
Provision for credit losses	(12.4)	(23.2)	(1.0)	(0.1)	(36.7)
Rental income on operating leases	459.6	22.8	9.5	–	491.9
Other income	7.2	61.8	7.5	(2.3)	74.2
Depreciation on operating lease equipment	(121.7)	(21.9)	(5.2)	–	(148.8)
Maintenance and other operating lease expenses	(51.6)	–	–	–	(51.6)
Operating expenses	(79.5)	(121.5)	(22.2)	(12.5)	(235.7)
Income (loss) before (provision) benefit for income taxes	$117.6	$42.5	$(5.8)	$(28.6)	$125.7
Select Period End Balances
Loans	$3,553.5	$14,902.8	$115.4	$–	$18,571.7
Credit balances of factoring clients	–	(1,213.5)	–	–	(1,213.5)
Assets held for sale	92.6	67.0	4,243.4	–	4,403.0
Operating lease equipment, net	13,926.9	210.1	45.4	–	14,182.4
Quarter Ended March 31, 2013
Interest income	$56.6	$219.3	$78.1	$2.7	$356.7
Interest expense	(144.1)	(78.6)	(54.6)	(14.6)	(291.9)
Provision for credit losses	5.6	(24.9)	(0.3)	0.1	(19.5)
Rental income on operating leases	417.4	23.8	35.2	–	476.4
Other income	16.8	63.7	(9.7)	(0.7)	70.1
Depreciation on operating lease equipment	(108.0)	(16.3)	(9.0)	–	(133.3)
Maintenance and other operating lease expenses	(42.4)	–	–	–	(42.4)
Operating expenses	(63.4)	(128.1)	(45.1)	1.3	(235.3)
Income (loss) before (provision) benefit for income taxes	$138.5	$58.9	$(5.4)	$(11.2)	$180.8
Select Period End Balances
Loans	$2,958.0	$14,094.2	$5,068.2	$–	$22,120.4
Credit balances of factoring clients	–	(1,237.7)	–	–	(1,237.7)
Assets held for sale	214.1	8.5	424.2	–	646.8
Operating lease equipment, net	12,024.6	183.8	82.2	–	12,290.6

34   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 14 — GOODWILL

The following table summarizes goodwill assets by segment:

Goodwill (dollars in millions)

	Transportation & International Finance	North American Commercial Finance	Total
Balance at December 31, 2013	$183.1	$151.5	$334.6
Acquisitions	68.9	—	68.9
Balance at March 31, 2014	$252.0	$151.5	$403.5

Goodwill balances as of December 31, 2013 were recorded in conjunction with FSA and represented the excess of reorganization equity value over the fair value of tangible and identifiable intangible assets, net of liabilities. Effective January 1, 2014, this goodwill was reallocated to the Company’s new TIF and NACF reporting units based on the respective reporting unit’s estimated fair value of equity. The Company evaluated goodwill for impairment immediately before and after the reallocation of goodwill to the reporting units and identified no impairment.

On January 31, 2014, CIT acquired 100% of the outstanding shares of Paris-based Nacco, an independent full service railcar lessor in Europe. The Nacco acquisition was accounted for under the purchase method. The purchase price was approximately $250 million and the acquired assets and liabilities were recorded at their estimated fair values as of the acquisition date resulting in $68.9 million of goodwill. The assets acquired included approximately $650 million of leasing assets, along with existing secured debt.

Once goodwill has been assigned, it no longer retains its association with a particular event or acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill.

NOTE 15 — SUBSEQUENT EVENTS

Debt Repayment

On April 1, 2014 the Company repaid $1.3 billion of maturing unsecured debt that had a coupon of 5.25%.

Dividend Declared and Share Repurchase Authorization

In April 2014, the Board of Directors declared a quarterly cash dividend of $0.10 per share payable on May 30, 2014 and authorized an additional share repurchase of up to $300 million of common stock through December 31, 2014, bringing the total authorized repurchase to $607 million for 2014.

Student Loan Sale

On April 25, 2014, the Company completed the sale of the student loan business, which was included in AHFS, along with certain secured debt and servicing rights. Approximately $3.2 billion of debt was extinguished, including $0.8 billion that was repaid using a portion of the cash proceeds. As a result, in the second quarter the student loan business will be reported as discontinued operations in which we expect to recognize a net gain of over $50 million and will record incremental expense related to exiting the business.

Aircraft Securitization Debt Redemption

On April 18, 2014, CIT gave notice to the indenture trustee of our intention to redeem on May 20, 2014 $366 million of outstanding secured debt related to two aircraft securitization vehicles. These notes are also included as reference obligations in the GSI TRS. As a result of this redemption, during the second quarter, CIT expects to recognize income of approximately $16 million from acceleration of the debt FSA and reimbursement of the debt original issue discount related to these notes.

Item 1. Consolidated Financial Statements  35

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

and

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

OVERVIEW

CIT Group Inc., together with its subsidiaries (“we”, “our”, “CIT” or the “Company”) has provided financial solutions to its clients since its formation in 1908. We provide financing, leasing and advisory services principally to middle market companies in a wide variety of industries primarily in North America, and equipment financing and leasing solutions to the transportation industry worldwide. We had $37 billion of financing and leasing assets at March 31, 2014. CIT became a bank holding company (“BHC”) in December 2008 and a financial holding company in July 2013.

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

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk” contain financial terms that are relevant to our business. You can find a glossary of key financial terms that we use in Part I Item 1. Business Overview in our Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”), and any new terms used are defined within this Form 10-Q.

Management uses certain non-GAAP financial measures in its analysis of the financial condition and results of operations of the Company. See “Non-GAAP Financial Measurements” for a reconciliation of these to comparable financial measures based on accounting principles generally accepted in the United States of America (“GAAP”).

Segment Changes

In December 2013, we announced organization changes that became effective January 1, 2014. Management changed our operating segments to (i) realign and simplify its businesses and organizational structure, (ii) streamline and consolidate certain business processes to achieve greater operating efficiencies, and (iii) leverage CIT’s operational capabilities for the benefit of its clients and customers. Effective January 1, 2014, CIT manages its business and reports financial results in three operating segments: (1) Transportation & International Finance (“TIF”); (2) North American Commercial Finance (“NACF”); and (3) Non-Strategic Portfolios (“NSP”). These are discussed further in “Results By Business Segments”.

The change in segment reporting does not affect CIT’s historical consolidated results of operations. The discussions below reflect the new reporting segments; all prior period comparisons have been conformed and are consistent with the presentation of financial information to management.

2014 FINANCIAL OVERVIEW

The Company has adjusted its financial results for the quarter ended March 31, 2014 from the results released in the Company’s April 29, 2014 Earnings Release and Current Report on Form 8-K filing. The adjustment relates to the correction of Net loss (income) attributable to noncontrolling interests, most of which applied to prior periods. The impact of the correction is a $8.1 million increase in Net Income for the quarter ended March 31, 2014, a $0.04 increase in Diluted Income per Common Share for the quarter ended March 31, 2014 and a $0.04 increase in Tangible Book Value per Share as of March 31, 2014. There was no change in the Company’s Income before Provision for Income Taxes or in the Income before Provision for Income Taxes for any of the Company’s operating segments.

We grew commercial business assets, new business activity continued to be solid and credit quality remained at cyclical lows.

Net income for the first quarter of 2014 totaled $117 million, $0.59 per diluted share, compared to net income of $163 million for the year-ago quarter, or $0.81 per diluted share and $130 million for the prior quarter, $0.65 per diluted share.

Pre-tax income totaled $126 million for the first quarter of 2014 compared to $181 million for the year-ago quarter and $163 million for the prior quarter. First quarter results were primarily impacted by lower levels of interest income, higher maintenance and other operating lease expenses, and an increase in the provision for credit losses.

Net finance revenue(1) (“NFR”) was $324 million compared to $366 million in the year-ago quarter and $337 million in the prior quarter. Average earning assets(1) (“AEA”) were

(1)	Net finance revenue and average earning assets are non-GAAP measures; see “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

36   CIT GROUP INC

$35.4 billion in the first quarter of 2014, up from $33.0 billion in the year-ago quarter and $34.2 billion in the prior quarter. NFR as a percentage of AEA (“net finance margin” or “NFM”) was 3.66%, compared to 4.43% in the year-ago quarter and 3.95% in the prior quarter. Excluding the impact of debt redemptions(2) in prior periods, net finance margin declined from 4.64% and 4.00% in the year-ago quarter and the prior quarter respectively. The reduction from the year-ago quarter primarily reflects the sale of higher-yielding Dell Europe assets and declines in operating lease margin and net FSA accretion. The reduction from the prior quarter reflects higher maintenance and other operating lease expenses, as well as lower portfolio yields and net FSA accretion related to the student loan business.

While other financial institutions may use net interest margin (“NIM”) to measure earnings on interest bearing assets, defined as interest income less interest expense, we discuss NFR, which includes net operating lease revenue (operating lease rental revenue, depreciation expense and maintenance and other operating lease expenses), due to the significant impact of operating lease equipment on revenue and expense. Net operating lease revenue decreased modestly from the year-ago quarter, as revenue earned on higher average assets and consistently high aircraft and railcar utilization rates were offset by higher maintenance costs and pressure on revenues from lower remarketing rates.

Provision for credit losses was $37 million in the first quarter of 2014, up from $20 million in the year-ago quarter and $14 million in the prior quarter, reflecting an increase in non-specific reserves, reserve build, including amounts on new originations, and lower recoveries.

Other income of $74 million increased from $70 million in the year-ago quarter and declined from $128 million in the prior quarter. The prior quarter included net benefits of $44 million from asset sales and a workout related claim.

Operating expenses were $236 million compared to $235 million in the year-ago quarter and $288 million in the prior quarter. Excluding restructuring costs,(3) operating expenses were $226 million, compared to $230 million in the year-ago quarter and $269 million in the prior quarter. The current period included costs related to the European rail business, while the prior quarter included a $45 million charge related to the Tyco Tax Agreement settlement and a benefit from the recovery of legal expenses. Headcount at March 31, 2014 was approximately 3,200, down from approximately 3,490 a year ago and approximately 3,240 at December 31, 2013.

Provision for income taxes was $14 million, primarily reflecting the recognition of income tax expense on international earnings, down slightly from $15 million in the year-ago quarter and down from $31 million in the prior quarter. The change from the prior year, in which pretax income was higher, was primarily due to the recognition of discrete tax benefits which offset the higher tax expense, which included a $13 million income tax expense related to the sale of a leveraged lease.

Total assets at March 31, 2014 were $48.6 billion, up from $47.1 billion at December 31, 2013 and from $44.6 billion at March 31, 2013. Financing and leasing assets in NACF and TIF increased to $32.8 billion, an increase of $1.3 billion from the prior quarter and $3.3 billion from the year-ago quarter. The increase was driven by the acquisition in the first quarter of Nacco SAS (“Nacco”), an independent full service railcar lessor in Europe, which added approximately $650 million of financing and leasing assets, as well as solid origination volumes. NSP, which includes $3.3 billion of student loans, declined by $235 million from December 31, 2013 to $4.4 billion and by $1.2 billion from the year-ago quarter, reflecting portfolio run off and asset sales. The student loan business was sold in April 2014. Total loans of $18.6 billion declined slightly from December 31, 2013 and by $3.5 billion from a year ago, reflecting the movement of the student loan business into assets held for sale (“AHFS”) in the fourth quarter of 2013. Operating lease equipment increased $1.1 billion from December 31, 2013 and $1.9 billion from the year-ago quarter to $14.2 billion, reflecting the European rail and other equipment purchases. Cash and investments of $9.0 billion were up $0.3 billion from December 31, 2013 and $1.8 billion from March 31, 2013. We used $1.3 billion of restricted cash to repay a maturing unsecured note on April 1, 2014.

Credit metrics remained at or near cycle lows. Non-accrual loans declined to $218 million, or 1.18% of finance receivables, at March 31, 2014 from $241 million (1.29%) at December 31, 2013 and $294 million (1.33%) at March 31, 2013.

Net charge-offs were $36 million, or 0.76% as a percentage of average finance receivables, versus $10 million (0.18%) in the year-ago quarter (0.22% excluding the student loan business that was transferred to held for sale in December 2013) and $15 million (0.27%) in the prior quarter. Recoveries of $9 million were lower than the $15 million of recoveries recorded in both the year-ago and prior quarters. Net charge-offs in TIF were up from year-ago levels, but in line with the prior quarter. Net charge-offs in NACF remain at historically low levels, but were up from both the year-ago and prior quarters, primarily reflecting charge-offs on previously reserved loans. Net charge-offs in NSP, which totaled $7 million this quarter compared to $3 million in the year-ago and $6 million in the prior quarter, were essentially the result of the transfer of receivables to AHFS on which there was a corresponding reserve reversal.

2014 PRIORITIES

We continue to focus on achieving our profitability targets by growing earning assets, managing expenses and growing CIT Bank assets and deposits. Enhancing internal control functions and maintaining relationships with our regulators also remain a priority.

(2)	Debt redemption impacts include accelerated FSA net discount/(premium) accretion. See “Non-GAAP Measurements” for reconciliation of non-GAAP to GAAP financial information.

(3)	Operating expenses excluding restructuring costs is a non-GAAP measure. See ”Non-GAAP Measurements“ for reconciliation of non-GAAP to GAAP financial information.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   37

1.	Grow Earning Assets

We plan to grow earning assets, organically and through portfolio acquisitions, by focusing on existing products and markets as well as newer initiatives.

■	Financing and leasing assets (“FLA”) totaled $37.2 billion, of which TIF and NACF totaled $32.8 billion, up $1.3 billion from the prior quarter and $3.3 billion from the year-ago quarter. The increase was driven by an acquisition in TIF, as well as solid origination volumes in both segments. NSP makes up the remaining balance of FLA and is expected to decline as portfolios are sold or otherwise liquidated.

2.	Achieve Profit Targets

In the 2014 first quarter our pre-tax return on AEA was 1.4%, below our target range of 2-2.5%, driven by lower Net finance margin and Other Income, while Operating expenses were elevated.

■	NFR and NFM were down from the year-ago and prior quarters, and were negatively impacted by the suspension of FSA income accretion on the student loan business and higher maintenance and other operating lease expenses related to the remarketing of aircraft. NFM is also being pressured as the yield on new loans and leases originated are generally lower than yields on the current portfolio.

■	Other Income was below our target range as we had minimal gains on asset sales, a low level of capital markets fees, and a loss on foreign exchange translations. We will focus on increasing fees through capital market activities in the middle market.

■	Operating expenses were $236 million, including restructuring charges of $10 million. Excluding restructuring costs operating expenses were 2.55% of AEA, above the target range.

■	We lowered headcount by about 40 during the 2014 first quarter to approximately 3,200, an 8% decline from a year-ago, although the current quarter expenses are elevated due to the annual restart of benefit costs, which are expected to be lower for the remainder of the year.

■	We continue to make progress reducing the Non-Strategic Portfolios, and have exited all the sub-scale countries in Asia, and several in Latin America and Europe. Our primary focus is now on the remaining countries in Europe and Latin America (including Mexico). Upon completion of the exits, we expect to eliminate approximately $15 million from our quarterly expenses.

3.	Expand CIT Bank Assets and Funding

CIT Bank will continue to fund most of our U.S. lending and leasing volume, expand on-line deposit offerings and anticipates opening a retail branch in Salt Lake City later this year.

■	Total CIT Bank assets were $16.8 billion at March 31, 2014, up from December 31, 2013 and a year ago. CIT Bank funded $1.7 billion of new business volume, which included, for the first time, aircraft purchases.

■	Deposits at quarter-end were $13.1 billion, up from December 31, 2013 and March 31, 2013. The weighted average rate on outstanding deposits was 1.58% at March 31, 2014.

■	After the sale of the student lending business in April 2014, CIT Bank assets and deposits will be over 40% of financing and leasing assets and of the total CIT funding mix, respectively.

4.	Continue to Return Capital

We plan to prudently deploy our capital, as well as return capital to our shareholders through share repurchases and dividends, while maintaining our strong capital ratios.

■	In January 2014, our Board of Directors approved the repurchase of up to $307 million of common stock through December 31, 2014. During the first quarter we repurchased about 3 million shares at an average price of $46.66 or $136 million. In April 2014, we repurchased nearly 1.6 million shares, bringing the year-to-date amount to approximately $210 million.

■	In April 2014, the Board of Directors authorized an additional share repurchase of up to $300 million of common stock, bringing the total authorization for 2014 to $607 million.

■	In April 2014, the Board of Directors declared a quarterly cash dividend of $0.10 per share payable on May 30, 2014.

38   CIT GROUP INC

NET FINANCE REVENUE

The following tables present management’s view of consolidated NFR and NFM:

Net Finance Revenue(1) and Net Finance Margin (dollars in millions)

	Quarters Ended
	March 31, 2014	December 31, 2013	March 31, 2013
Interest income	$323.3	$338.7	$356.7
Rental income on operating leases	491.9	463.8	476.4
Finance revenue	815.2	802.5	833.1
Interest expense	(290.9)	(286.7)	(291.9)
Depreciation on operating lease equipment	(148.8)	(139.5)	(133.3)
Maintenance and other operating lease expenses	(51.6)	(39.0)	(42.4)
Net finance revenue	$323.9	$337.3	$365.5
Average Earning Assets(1)(2) (“AEA”)	$35,399.8	$34,168.5	$33,022.8
As a % of AEA:
Interest income	3.65%	3.97%	4.32%
Rental income on operating leases	5.56%	5.43%	5.77%
Finance revenue	9.21%	9.40%	10.09%
Interest expense	(3.29)%	(3.36)%	(3.53)%
Depreciation on operating lease equipment	(1.68)%	(1.63)%	(1.62)%
Maintenance and other operating lease expenses	(0.58)%	(0.46)%	(0.51)%
Net finance margin	3.66%	3.95%	4.43%

(1)	NFR and AEA are non-GAAP measures; see reconciliation of non-GAAP to GAAP financial information.

(2)	AEA balances are less than comparable balances displayed in this document in ‘Select Data’ (Quarterly Average Balances) due to the exclusion of deposits with banks and other investments and the inclusion of credit balances of factoring clients.

NFR and NFM are key metrics used by management to measure the profitability of our lending and leasing assets. NFR includes interest and yield-related fee income on our loans and capital leases, rental income on our operating lease equipment and interest and dividend income on cash and investments, reduced by funding costs, depreciation from our operating lease equipment, and maintenance and other operating lease expenses. Since our asset composition includes a high level of operating lease equipment (39% of AEA for the quarter ended March 31, 2014), NFM is a more appropriate metric for CIT than net interest margin (“NIM”) (a common metric used by other financial institutions), as NIM does not fully reflect the earnings of our portfolio, because it includes the impact of debt costs on all our assets, but excludes the net operating lease revenue (rental income less depreciation and maintenance and other operating lease expenses).

NFR decreased from the year-ago quarter reflecting compression on portfolio yields across most of our business, sales of higher-yielding portfolios last year, suspended depreciation in the prior year, lower yield-related fees and lower fresh start accounting (“FSA”) accretion. The $13 million sequential decline was largely driven by approximately $10 million of suspended FSA income accretion on our student loan business due to the transfer to AHFS last quarter, $13 million of higher maintenance and operating lease expenses on transportation equipment, and $4 million of higher interest expense. These items were partially offset by higher revenues on increased earning assets. In the second quarter, we expect our recent debt actions (the debt issued in February and maturing debt repaid on April 1) to reduce interest expense by about $10 million, but we still expect overall net finance revenue to decline slightly due to continued pricing pressures and higher operating lease expenses, primarily associated with aircraft lease renewals.

While NFR will decrease slightly from the sale of the student loans, NFM will increase from 3.66% as the student loan portfolio’s NFM of less than 1.00% was much lower than the consolidated level.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   39

Adjusted NFR ($) and Net Finance Margin (NFM) (%) (dollars in millions)

	Quarters Ended
	March 31, 2014		December 31, 2013		March 31, 2013
NFR / NFM	$323.9	3.66%	$337.3	3.95%	$365.5	4.43%
Accelerated FSA net discount/(premium) on debt extinguishments and repurchases	–	–	9.8	0.11%	17.8	0.21%
Accelerated OID on debt extinguishments related to the GSI facility	–	–	(5.2)	(0.06)%	–	–
Adjusted NFR / NFM	$323.9	3.66%	$341.9	4.00%	$383.3	4.64%

The accelerated debt FSA accretion and accelerated OID on debt extinguishment related to the GSI facility (“accelerated OID accretion”), when discussed in combination, is referred to as “accelerated debt FSA and OID accretion”.

Adjusted NFM declined 34 basis points (bps) to 3.66% from the prior quarter. As mentioned above, the decline was related to the discontinuance of FSA income accretion on the student loan portfolio after it was transferred to AHFS, higher operating lease expenses associated with maintenance and remarketing of our Transportation equipment and the cost of maintaining excess liquidity in advance of the April 1st debt repayment.

Adjusted NFM was down 98 bps from the year-ago quarter.

■	Lower finance revenue in 2014 reflected lower yields in the NACF portfolios (as detailed in the following table) and the sale of the Dell Europe portfolio (within NSP), which contained high-yielding assets. The revenue decline was partially offset by a higher level of earning assets. FSA accretion on loans continues to have a diminishing impact, as the FSA accretion benefit to interest income in the first quarter of 2014 was $15 million, down from $31 million in the year-ago quarter. The remaining accretable FSA discount on loans is not significant. See Fresh Start Accounting section.

■	Interest recoveries, which result from events such as prepayments on or sales of non-accrual assets and from assets returning to accrual status, and certain other yield-related fees, were down in the first quarter of 2014, compared to the year-ago quarter.

■	NFM had a diminished benefit from suspended depreciation on operating lease equipment held for sale, as depreciation is not recorded while this equipment is held for sale (detailed further below).

■	Weighted average coupon rate of outstanding deposits and long-term borrowings of 3.09% at March 31, 2014 was down from 3.13% at March 31, 2013, as the portion of our funding derived from deposits increased to 37%.

40   CIT GROUP INC

The following table depicts select yields and margin related data for our segments, plus select divisions within TIF and NACF.

Select Segment and Division Margin Metrics (dollars in millions)

	March 31, 2014	December 31, 2013	March 31, 2013
Transportation & International Finance
AEA	$17,119.7	$15,928.8	$15,084.0
Gross yield	12.53%	12.44%	12.57%
NFM	4.73%	4.83%	4.76%
Adjusted NFM	4.73%	4.83%	5.02%
AEA
Commercial Aerospace	$9,773.9	$9,346.0	$9,400.0
Rail	$5,137.9	$4,515.5	$4,212.2
Maritime Finance	$473.9	$376.4	$208.3
International Finance	$1,734.0	$1,690.9	$1,263.5
Gross yield
Commercial Aerospace	12.56%	12.14%	12.18%
Rail	14.56%	14.67%	14.58%
Maritime Finance	4.88%	9.53%	7.44%
International Finance	8.46%	8.81%	9.58%
North American Commercial Finance
AEA	$13,764.7	$13,456.5	$12,292.7
Gross yield	6.28%	6.74%	7.91%
NFM	3.64%	4.14%	4.82%
Adjusted NFM	3.64%	4.14%	5.02%
AEA
Real Estate Finance	$1,592.9	$1,391.9	$773.1
Corporate Finance	$6,991.6	$6,916.2	$6,538.5
Equipment Finance	$4,239.5	$4,212.4	$3,915.3
Commercial Services	$940.7	$936.0	$1,065.8
Gross yield
Real Estate Finance	3.99%	4.02%	4.31%
Corporate Finance	5.02%	5.34%	6.58%
Equipment Finance	9.54%	10.25%	11.51%
Commercial Services	4.86%	5.39%	5.47%
Non-Strategic Portfolios
AEA	$4,515.4	$4,783.2	$5,646.1
Gross yield	5.23%	6.35%	8.03%
NFM	0.88%	1.66%	3.52%
Adjusted NFM	0.88%	2.05%	3.61%

Gross yields (interest income plus rental income on operating leases as a % of AEA) in TIF held steady, while NFM declined modestly. Maritime Finance gross yield in December was elevated, reflecting a prepayment that accelerated fee recognition. NACF gross yields and NFM reflect continued pressures on the portfolios. NSP declines reflect the sales of higher yielding portfolios, which increased the weighting of the low yielding student loans.

Interest expense was relatively flat compared to the year-ago and prior quarters, but the year-ago quarter included $18 million of accelerated debt FSA accretion and the prior quarter included $5 million of accelerated debt FSA and OID accretion. Interest expense in the 2014 first quarter was up reflecting the February debt issuance in anticipation of the debt repayment on April 1. At March 31, 2014, long-term borrowings included $270 million of remaining FSA discount on secured borrowings (including $226 million secured by student loans, which was extinguished in conjunction with the sale of the student loan business in April 2014).

The weighted average coupon rate of outstanding deposits and long-term borrowings was 3.09% at March 31, 2014, compared to 3.07% at December 31, 2013 and 3.13% at March 31, 2013. We expect this rate to increase upon the sale of the student loan business and the extinguishment of the related secured borrowing, which had a weighted average coupon rate of 0.72%, partially offset by the redemption of $1.3 billion of unsecured 5.25% notes. Pro forma for these events, the weighted average coupon rate

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   41

would have been 3.25% at March 31, 2014. The weighted average coupon rate of long-term borrowings at March 31, 2014 was 3.90%, compared to 3.87% at December 31, 2013 and 3.83% at March 31, 2013.

Deposits represented 37% of the total deposits and long-term borrowing at March 31, 2014, while unsecured debt was 38% and secured debt was 25%. These proportions will change with the extinguishment of secured debt related to the student loan business, and will fluctuate in the future depending upon our capital markets activities.

Deposits have increased, both in dollars and proportion of total CIT funding. The weighted average rate of total CIT deposits was 1.67%, 1.65% and 1.71% at March 31, 2014, December 31, 2013 and March 31, 2013, respectively. Deposits and long-term borrowings are discussed in Funding and Liquidity. See Select Data and Average Balances section for more information on Long-term borrowing rates.

The following table sets forth the details on net operating lease revenue.(4) We changed the presentation of net operating lease revenue in the first quarter of 2014 and have revised the prior periods for the new presentation. A new line item reflects maintenance and other operating lease expenses associated with our operating lease equipment. Previously, maintenance costs reduced rental income, while other operating lease expenses were included with depreciation. Total net operating lease revenue did not change with the new presentation.

Net Operating Lease Revenue as a % of Average Operating Leases (dollars in millions)

	Quarters Ended
	March 31, 2014		December 31, 2013		March 31, 2013
Rental income on operating leases	$491.9	14.32%	$463.8	14.54%	$476.4	15.40%
Depreciation on operating lease equipment	(148.8)	(4.33)%	(139.5)	(4.37)%	(133.3)	(4.31)%
Maintenance and other operating lease expenses	(51.6)	(1.50)%	(39.0)	(1.22)%	(42.4)	(1.37)%
Net operating lease revenue	$291.5	8.49%	$285.3	8.95%	$300.7	9.72%
Average Operating Lease Equipment (“AOL”)	$13,735.8		$12,757.1		$12,369.1

Net operating lease revenue was primarily generated from the commercial air and rail portfolios. Net operating lease revenue decreased from the year-ago quarter, as the benefit of increased assets from the growing aerospace and rail portfolios was more than offset by higher depreciation expense and increased maintenance and other operating lease expenses. Rental income increased from the year-ago and prior quarters as did depreciation expense, reflecting the growing portfolio. The increase in maintenance and other operating lease expenses reflects the growing rail portfolio, and aerospace remarketing expenses resulting from the elevated levels of aircraft re-leasing activity in 2014. During the quarter, on average, lease renewal rates in the rail portfolio were re-pricing higher, while the commercial air portfolio has been re-pricing slightly lower, putting pressure on overall rental revenue. These factors are also reflected in the net operating lease revenue as a percent of AOL. The European rail acquisition reduced that portfolio’s yields, as the acquired portfolio’s net yields were lower.

Utilization and asset levels remained strong in 2014. Our commercial air portfolio was essentially fully leased, or under a commitment and our rail fleet utilization remained relatively steady. Including commitments, rail fleet utilization was 98% at March 31, 2014, at about the same level as December 31, 2013 and up from 97% at March 31, 2013.

All new aircraft deliveries scheduled for the next twelve months are placed. We expect delivery of approximately 3,800 railcars from our order book over the next twelve months, all of which are placed.

Depreciation on operating lease equipment increased from the prior-year and prior quarters, reflecting higher asset balances. Consequently, net operating lease revenue includes rental income on operating lease equipment classified as AHFS, but there is no related depreciation expense. Once a long-lived asset is classified as AHFS, depreciation expense is no longer recognized, but the asset is evaluated periodically for impairment with any such charge recorded in other income. (See “Non-interest Income – Impairment on assets held for sale” for discussion on impairment charges). As such, the prior-year quarter benefitted from suspended depreciation, primarily in NSP as a result of certain operating lease equipment being recorded as AHFS. The amount of suspended depreciation on operating lease equipment in AHFS totaled $3 million for the first quarter of 2014, $25 million for the prior-year quarter and $5 million for the prior quarter. The decrease from the prior-year quarter primarily reflects the sale of the Dell Europe portfolio in the second half of 2013.

Operating lease equipment in AHFS totaled $46 million at March 31, 2014, $205 million at December 31, 2013, and $376 million at March 31, 2013.

See “Non-interest Income — Impairment on assets held for sale”, “Expenses — Depreciation on operating lease equipment” and “Concentrations — Operating Leases” for additional information.

(4)	Net operating lease revenue and average operating lease equipment are non-GAAP measures; see reconciliation of non-GAAP to GAAP financial information.

42   CIT GROUP INC

CREDIT METRICS

Credit metrics remain at or near cyclical lows, and given current levels, sequential quarterly movements in non-accrual loans and charge-offs are subject to volatility as individual larger accounts migrate in and out of non-accrual status or get resolved.

Net charge-offs were $36 million, or 0.76% as a percentage of average finance receivables, versus $10 million (0.18%) in the year-ago quarter (0.22%, excluding the student loan business that was moved into held for sale in December 2013) and $15 million (0.27%) in the prior quarter. Recoveries of $9 million were lower than $15 million in both the year-ago quarter and the prior quarter. The first quarter of 2014 charge-offs also include $14 million related to loans transferred to AHFS, as compared with $1 million and $5 million in the year-ago and prior quarter, respectively. These charge-offs reduce the Allowance for Loan Losses, and therefore do not have an impact on the total provision for credit losses. Net charge offs in TIF were up from year-ago levels, but in line with the prior quarter. Net charge offs in NACF remain at low levels, but were up from both the year-ago and prior quarters. Net charge offs in NSP were $7 million this quarter, essentially the result of the transfer of receivables to AHFS, versus $3 million in the year-ago quarter and $6 million in the prior quarter.

Non-accrual loans declined to $218 million (1.18% of Finance receivables) from $294 million (1.33%) at March 31, 2013 and $241 million (1.29%) at December 31, 2013. The decrease, predominately in North American Commercial Finance, reflects repayments, as well as returns to accrual status where appropriate, and charge-offs.

The provision for credit losses was $37 million for the first quarter of 2014, up from $20 million in the year-ago quarter and $14 million in the prior quarter. The increase in the quarter reflected reduced recoveries on previously charged-off loans and reserve builds for new loans.

The allowance for loan losses is intended to provide for losses inherent in the portfolio based on estimates of the ultimate outcome of collection efforts, realization of collateral values, and other pertinent factors, such as estimation risk related to performance in prospective periods. We may make adjustments to the allowance depending on general economic conditions and specific industry weakness or trends in our portfolio credit metrics, including non-accrual loans, charge-off levels, and realization rates on collateral.

Our allowance for loan losses includes: (1) specific reserves for impaired loans, (2) non-specific reserves for losses inherent in non-impaired loans utilizing the Company’s internal probability of default/loss given default ratings system, generally with a two year loss emergence period assumption, to determine estimated loss levels, and (3) a qualitative adjustment to the non-specific reserve for economic risks, industry and geographic concentrations, and other factors not adequately captured in our methodology. Our policy is to recognize losses through charge-offs when there is a high likelihood of loss after considering the borrower’s financial condition, underlying collateral and guarantees, and the finalization of collection activities.

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

The following table presents detail on our allowance for loan losses, including charge-offs and recoveries and provides summarized components of the provision and allowance:

Allowance for Loan Losses and Provision for Credit Losses (dollars in millions)

	Quarters Ended
	March 31,	December 31,	March 31,
	2014	2013	2013
Allowance – beginning of period	$356.1	$356.1	$379.3
Provision for credit losses(1)	36.7	14.4	19.5
Other(1)	(4.6)	0.6	(3.3)
Net additions	32.1	15.0	16.2
Gross charge-offs(2)	(44.4)	(29.6)	(24.3)
Recoveries	8.8	14.6	14.8
Net Charge-offs	(35.6)	(15.0)	(9.5)
Allowance – end of period	$352.6	$356.1	$386.0
Loans
Transportation & International Finance	$3,553.5	$3,494.4	$2,958.0
North American Commercial Finance	14,902.8	14,693.1	14,094.2
Non-Strategic Portfolios	115.4	441.7	5,068.2
Total loans	$18,571.7	$18,629.2	$22,120.4
Allowance
Transportation & International Finance	$45.7	$46.7	$37.1
North American Commercial Finance	306.9	303.8	310.0
Non-Strategic Portfolios	–	5.6	38.9
Total allowance	$352.6	$356.1	$386.0

	Provision for Credit Losses
	Quarters Ended			Allowance for Loan Losses
	March 31,	December 31,	March 31,	March 31,	December 31,
	2014	2013	2013	2014	2013
Specific reserves on impaired loans	$(4.7)	$(3.5)	$(3.6)	$25.7	$30.4
Non-specific reserves	5.8	2.9	13.6	326.9	325.7
Net charge-offs	35.6	15.0	9.5	–	–
Total	$36.7	$14.4	$19.5	$352.6	$356.1
Ratios
Allowance for loan losses as a percentage of total loans				1.90%	1.91%
Allowance for loan losses as a percentage of loans, excluding Non-Strategic Portfolios				1.91%	1.93%

(1)	Includes amounts related to reserves on unfunded loan commitments and letters of credit, and for deferred purchase agreements, which are reflected in other liabilities, as well as foreign currency translation adjustments. These related other liabilities totaled $31 million, $28 million and $25 million at March 31, 2014, December 31, 2013 and March 31, 2013, respectively.

(2)	Gross charge-offs included $14 million, $5 million and $1 million related to the transfer of receivables to assets held for sale for the quarters ended March 31, 2014, December 31, 2013 and March 31, 2013, respectively.

44   CIT GROUP INC

The allowance rate reflects the relatively benign credit environment. Reserves in the TIF and NACF segments have remained fairly consistent from year-ago and prior quarter periods. NSP currently carries no reserves, as the portfolio consists almost entirely of AHFS. The student loan business, predominately U.S. government guaranteed loans which carried no related reserves, was moved to AHFS as of December 31, 2013 and as such are no longer included in total loans. The decline in specific reserves is consistent with reduced non-accrual inflows and balances.

Segment Finance Receivables and Allowance for Loan Losses (dollars in millions)

	Finance Receivables	Allowance for Loan Losses	Net Carrying Value
March 31, 2014
Transportation & International Finance	$3,553.5	$(45.7)	$3,507.8
North American Commercial Finance	14,902.8	(306.9)	14,595.9
Non-Strategic Portfolios	115.4	–	115.4
Total	$18,571.7	$(352.6)	$18,219.1
December 31, 2013
Transportation & International Finance	$3,494.4	$(46.7)	$3,447.7
North American Commercial Finance	14,693.1	(303.8)	14,389.3
Non-Strategic Portfolios	441.7	(5.6)	436.1
Total	$18,629.2	$(356.1)	$18,273.1

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   45

The following table presents charge-offs, by class. See Results by Business Segment for additional information.

Charge-offs as a Percentage of Average Finance Receivables by Class (dollars in millions)

	Quarters Ended
	March 31, 2014		December 31, 2013		March 31, 2013
Gross Charge-offs(1)
Transportation Finance	$–	–	$–	–	$–	–
International Finance	14.3	3.35%	13.0	3.08%	4.2	1.33%
Transportation & International Finance	14.3	1.61%	13.0	1.55%	4.2	0.60%
Corporate Finance	10.4	0.60%	0.9	0.05%	4.6	0.28%
Equipment Finance	9.2	0.91%	7.4	0.74%	8.8	0.94%
Real Estate Finance	–	–	–	–	–	–
Commercial Services	3.0	0.53%	2.1	0.36%	0.8	0.14%
North American Commercial Finance	22.6	0.61%	10.4	0.28%	14.2	0.42%
Non-Strategic Portfolios	7.5	9.94%	6.2	0.62%	5.9	0.46%
Total	$44.4	0.95%	$29.6	0.54%	$24.3	0.46%
Recoveries
Transportation Finance	$–	–	$–	–	$–	–
International Finance	1.3	0.28%	1.3	0.29%	3.1	0.99%
Transportation & International Finance	1.3	0.14%	1.3	0.15%	3.1	0.45%
Corporate Finance	0.1	0.01%	6.4	0.37%	0.6	0.03%
Equipment Finance	5.2	0.51%	3.8	0.38%	5.2	0.55%
Real Estate Finance	–	–	–	–	–	–
Commercial Services	1.3	0.23%	2.5	0.42%	2.6	0.45%
North American Commercial Finance	6.6	0.18%	12.7	0.34%	8.4	0.25%
Non-Strategic Portfolios	0.9	1.17%	0.6	0.07%	3.3	0.26%
Total	$8.8	0.19%	$14.6	0.27%	$14.8	0.28%
Net Charge-offs(1)
Transportation Finance	$–	–	$–	–	$–	–
International Finance	13.0	3.07%	11.7	2.79%	1.1	0.34%
Transportation & International Finance	13.0	1.47%	11.7	1.40%	1.1	0.15%
Corporate Finance	10.3	0.59%	(5.5)	(0.32)%	4.0	0.25%
Equipment Finance	4.0	0.40%	3.6	0.36%	3.6	0.39%
Real Estate Finance	–	–	–	–	–	–
Commercial Services	1.7	0.30%	(0.4)	(0.06)%	(1.8)	(0.31)%
North American Commercial Finance	16.0	0.43%	(2.3)	(0.06)%	5.8	0.17%
Non-Strategic Portfolios	6.6	8.77%	5.6	0.55%	2.6	0.20%
Total	$35.6	0.76%	$15.0	0.27%	$9.5	0.18%

(1)	TIF charge-offs for the quarter ended March 31, 2014 included $3 million related to the transfer of receivables to assets held for sale, and none for the year-ago quarter and prior quarter. NACF charge-offs for the quarter ended March 31, 2014, included $4 million related to the transfer of receivables to assets held for sale and $1 million for each of the quarters ended December 31, 2013 and March 31, 2013. NSP charge-offs for the quarters ended March 31, 2014 and December 31, 2013 included approximately $7 million and $4 million, respectively, related to the transfer of receivables to assets held for sale and none for the year-ago quarter.

Absent the previously discussed amounts related to AHFS transfers, charge-offs remain at relatively low levels. The increase in the first quarter of 2014 is reflective of the episodic volatility that is to be expected with credit metrics at such low levels and does not represent a change in the credit quality of the portfolio. Recoveries are down in amount from prior periods and are expected to continue to decline as the low level of more recent charge-offs afford fewer opportunities for recoveries. Additionally, charge-offs associated with AHFS do not generate future recoveries as the loans are generally sold before recoveries can be realized.

46   CIT GROUP INC

The tables below present information on non-performing loans, which includes non-performing loans related to AHFS for each period:

Non-accrual and Accruing Past Due Loans (dollars in millions)

	March 31, 2014	December 31, 2013
Non-accrual loans
U.S.	$151.2	$176.3
Foreign	67.2	64.4
Non-accrual loans	$218.4	$240.7
Troubled Debt Restructurings
U.S.	$203.6	$218.0
Foreign	3.2	2.9
Restructured loans	$206.8	$220.9
Accruing loans past due 90 days or more
Government guaranteed accruing student loans past due 90 days or more	$195.6	$223.7
Other accruing loans past due 90 days or more	12.6	10.0
Accruing loans past due 90 days or more	$208.2	$233.7

Non-accrual Loans as a Percentage of Finance Receivables by Class (dollars in millions)

	March 31, 2014		December 31, 2013
Transportation Finance	$15.6	0.82%	$14.3	0.81%
International Finance	20.3	1.23%	21.0	1.21%
Transportation & International Finance	35.9	1.01%	35.3	1.01%
Corporate Finance	63.7	0.91%	83.8	1.23%
Equipment Finance	65.7	1.63%	59.4	1.47%
Real Estate Finance	–	–	–	–
Commercial Services	1.9	0.08%	4.2	0.19%
North American Commercial Finance	131.3	0.88%	147.4	1.00%
Non-Strategic Portfolios	51.2	44.37%	58.0	13.14%
Total	$218.4	1.18%	$240.7	1.29%

Non-accrual loans declined from the prior period, both in amount and as a percentage of finance receivables. The improvements reflect repayments, as well as returns to accrual status and charge-offs.

Approximately 65% of our non-accrual accounts were paying currently at March 31, 2014, and our impaired loan carrying value (including specific reserves and charge-offs) to estimated outstanding contractual balances approximated 80%. For this purpose, impaired loans are comprised principally of non-accrual loans over $500,000 and TDRs.

Total delinquency (30 days or more) was down as a percentage of finance receivables at 3.67%, as last quarter’s non-credit (administrative) delinquencies in the Equipment Finance portfolio were largely resolved.

Foregone Interest on Non-accrual Loans and Troubled Debt Restructurings (dollars in millions)

	Quarter Ended March 31, 2014			Quarter Ended March 31, 2013
	U.S.	Foreign	Total	U.S.	Foreign	Total
Interest revenue that would have been earned at original terms	$11.3	$2.8	$14.1	$22.5	$4.2	$26.7
Less: Interest recorded	(3.3)	–	(3.3)	(3.6)	(1.4)	(5.0)
Foregone interest revenue	$8.0	$2.8	$10.8	$18.9	$2.8	$21.7

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   47

The Company periodically modifies the terms of loans/finance receivables in response to borrowers’ difficulties. Modifications that include a financial concession to the borrower, which otherwise would not have been considered, are accounted for as troubled debt restructurings (“TDRs”). For those accounts that were modified but were not considered to be TDRs, it was determined that no concessions had been granted by CIT to the borrower. Borrower compliance with the modified terms is the primary measurement that we use to determine the success of these programs.

The tables that follow reflect loan carrying values as of March 31, 2014 and December 31, 2013 of accounts that have been modified.

Troubled Debt Restructurings and Modifications (dollars in millions)

	March 31, 2014		December 31, 2013
		% Compliant		% Compliant
Troubled Debt Restructurings(1)
Deferral of principal and/or interest	$176.8	99%	$194.6	99%
Debt forgiveness	2.2	74%	2.4	77%
Covenant relief and other	27.8	86%	23.9	74%
Total TDRs	$206.8	97%	$220.9	96%
Percent non-accrual	32%		33%

		% Compliant		% Compliant
Modifications(1)
Extended maturity	$3.6	100%	$14.9	37%
Covenant relief	62.9	100%	50.6	100%
Interest rate increase/additional collateral	21.0	100%	21.8	100%
Other	87.1	100%	62.6	87%
Total Modifications	$174.6	100%	$149.9	91%
Percent non-accrual	9%		23%

(1)	Table depicts the predominant element of each modification, which may contain several of the characteristics listed.

See Note 2 — Loans for additional information regarding TDRs and other credit quality information.

NON-INTEREST INCOME

Non-interest Income (dollars in millions)

	Quarters Ended
	March 31, 2014	December 31, 2013	March 31, 2013
Rental income on operating leases	$491.9	$463.8	$476.4
Other Income:
Factoring commissions	28.6	31.0	30.0
Fee revenues	21.6	28.4	20.4
Gains on sales of leasing equipment	8.4	43.7	22.3
Recoveries of loans charged off pre-emergence and loans charged off prior to transfer to assets held for sale	5.2	5.1	4.2
Gains on loan and portfolio sales	3.5	24.3	5.3
Gain on investments	3.5	3.6	2.4
Counterparty receivable accretion	2.2	3.2	3.1
Impairment on assets held for sale	(1.1)	(34.7)	(22.6)
Losses on derivatives and foreign currency exchange	(7.1)	(1.7)	(0.6)
Other revenues	9.4	25.0	5.6
Total other income	74.2	127.9	70.1
Total non-interest income	$566.1	$591.7	$546.5

48   CIT GROUP INC

Non-interest Income includes Rental Income on Operating Leases and Other Income.

Rental income on operating leases from equipment we lease is recognized on a straight line basis over the lease term. Rental income is discussed in “Net Finance Revenues” and “Results by Business Segment”. See also “Concentrations — Operating Leases” for additional information on operating leases.

Other income declined from the prior quarter and increased slightly from the prior year quarter reflecting the following:

Factoring commissions were down modestly from the year-ago quarter. Sequentially, the decline reflects seasonally lower factoring volume.

Fee revenues include fees on lines of credit and letters of credit, capital markets-related fees, agent and advisory fees, and servicing fees for the loans we sell but retain servicing, including servicing fees in the small business lending portfolio, which is in AHFS at March 31, 2014. Fee revenues are mainly driven by our NACF segment. The prior quarter included higher fees from capital markets activities. NSP segment fee revenues generated for servicing the small business lending portfolio totaled approximately $2 million for the current and the prior quarter and $3 million for the year-ago quarter. These fees will no longer be earned upon the sale of that portfolio. In addition, during the first quarter of 2014 there was $3 million of fee revenue from our student lending business, which was sold in April 2014.

Gains on sales of leasing equipment resulted from approximately $255 million of equipment sales in the first quarter of 2014, $220 million in the year-ago quarter, and $170 million in the 2013 fourth quarter. Gains as a percentage of equipment sold decreased from last quarter and the year-ago quarter and will vary based on the type and age of equipment sold. The prior quarter benefitted from a $17 million gain on the sale of a leveraged lease in NACF and from higher gains on the sale of operating lease equipment in TIF. Equipment sales for the first quarter of 2014 included approximately $185 million in TIF, mostly aircraft, and $70 million in NACF. Equipment sales for the year-ago quarter consisted of approximately $135 million in TIF, $75 million in NACF and $10 million in NSP. Equipment sales for the 2013 fourth quarter consisted of approximately $80 million in TIF and $90 million in NACF.

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

Gains on loan and portfolio sales in the first quarter of 2014 reflected approximately $150 million of sales, with approximately $70 million in NACF, $65 million in NSP, and $15 million in TIF. Essentially all of the first quarter of 2014 gains were due to NACF sales. The year-ago quarter sales totaled approximately $80 million, which consisted of approximately $70 million in NACF (which generated essentially all of the gains), and $10 million in NSP. The prior quarter sales totaled approximately $440 million, with approximately $390 million in NSP that generated gains of $24 million from the sale of the remaining Dell Europe portfolio, and $50 million in TIF.

Gains on investments reflected sales of equity investments, primarily in NACF.

Counterparty receivable accretion relates to the FSA accretion of a fair value discount on the receivable from Goldman Sachs International (“GSI”) related to the GSI Facilities, which are total return swaps (as discussed in Funding and Liquidity and Note 5 — Long-term Borrowings and Note 6 — Derivative Financial Instruments). The discount is accreted into income over the expected term of the payout of the associated receivables. FSA accretion remaining on the counterparty receivable was $9 million at March 31, 2014.

Impairment on assets held for sale in the first quarter of 2014 of $1 million reflects TIF and NSP impairment charges and was down from the year-ago and prior quarters on lower operating lease equipment in AHFS. The prior year quarter included $21 million of charges related to NSP Europe assets, essentially all of which related to operating lease equipment for which there was a similar offsetting benefit in depreciation expense, and $2 million related to TIF aerospace equipment. The prior quarter included $25 million of impairments related to our NSP segment international platform rationalization efforts and $10 million of TIF charges which primarily related to aerospace equipment. When a long-lived asset is classified as held for sale, depreciation expense is suspended and the asset is evaluated periodically for impairment, with any such charge recorded in other income. (See Expenses for related discussion of Depreciation on operating lease equipment.)

Losses on derivatives and foreign currency exchange include the impact of transactional foreign currency movements, which resulted in losses of $(41) million in the first quarter of 2014, as the US dollar strengthened against other currency exposures, and losses of $(38) million and $(11) million in the year-ago and prior quarters, respectively. These were partially offset by gains of $37 million in the first quarter of 2014 and gains of $35 million and $12 million in the year-ago and prior quarters, respectively, on derivatives that economically hedge foreign currency movements and other exposures. In addition, a loss of $(2) million in the first quarter of 2014, a gain of $3 million in the year-ago quarter and a loss of $(2) million in the prior quarter were recorded related to the valuation of the derivatives within the GSI facility. Gains and losses from realization of cumulative translation adjustment (“CTA”) amounts from AOCI upon sale or substantial liquidation of a subsidiary were approximately $2 million for the first quarter of 2014 and not significant for year-ago and prior quarters. For additional information on the impact of derivatives on the income statement, please refer to Note 6 — Derivative Financial Instruments.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   49

Other revenues include items that are more episodic in nature, such as proceeds received in excess of carrying value on non-accrual accounts held for sale, which were repaid or had another workout resolution, and insurance proceeds in excess of carrying value on damaged leased equipment, and also includes income from joint ventures. In the 2013 fourth quarter, NACF recognized a $19 million gain on a workout-related claim.

EXPENSES

Other Expenses (dollars in millions)

	Quarters Ended
	March 31, 2014	December 31, 2013	March 31, 2013
Depreciation on operating lease equipment	$148.8	$139.5	$133.3
Maintenance and other operating lease expenses	51.6	39.0	42.4
Operating expenses:
Compensation and benefits	139.1	130.0	137.0
Technology	21.1	21.1	19.8
Professional fees	18.0	19.2	18.7
Provision for severance and facilities exiting activities	9.9	18.5	5.7
Net occupancy expense	8.9	8.3	9.4
Advertising and marketing	7.9	7.5	7.7
Other expenses	30.8	82.9	37.0
Total operating expenses	235.7	287.5	235.3
Total other expenses	$436.1	$466.0	$411.0
Headcount	3,200	3,240	3,490

Depreciation on operating lease equipment is recognized on owned equipment over the lease term or estimated useful life of the asset. Depreciation expense is primarily driven by the TIF operating lease equipment portfolio, which includes long-lived assets such as aircraft and railcars. To a lesser extent, depreciation expense includes amounts on smaller ticket equipment, such as office equipment. Impairments recorded on equipment held in portfolio are reported as depreciation expense. AHFS also impact the balance (as depreciation expense is suspended on operating lease equipment once it is transferred to AHFS). Depreciation expense is discussed further in “Net Finance Revenues,” as it is a component of our asset margin. See “Non-interest Income” for impairment charges on operating lease equipment classified as held for sale.

Maintenance and other operating lease expenses primarily relate to the TIF operating lease portfolio. Previously these maintenance expenses were included as a reduction to rental income on operating leases, while other operating lease expenses were recorded as an increase to depreciation on operating lease equipment. The majority of costs are railcar fleet maintenance. CIT Rail provides railcars primarily pursuant to full-service lease contracts under which CIT Rail as lessor is responsible for railcar maintenance and repair. Under our aircraft leases, the lessee is generally responsible for normal maintenance and repairs, airframe and engine overhauls, compliance with airworthiness directives, and compliance with return conditions of aircraft on lease. As a result, aircraft maintenance costs primarily relate to transition costs incurred in connection with re-leasing an aircraft.

The increase in maintenance and other operating lease expenses reflects the growing rail portfolio, and aerospace remarketing expenses resulting from the elevated levels of aircraft re-leasing activity in 2014.

Operating expenses were flat as compared to the year-ago quarter and down 18% sequentially, with the sequential decline driven by the fourth quarter 2013 Tyco International Ltd. (“Tyco”) tax agreement settlement charge of $45 million, discussed below in Other expenses. Operating expenses for the 2014 quarter included amounts related to the European rail business that was acquired during the quarter. Operating expenses also include Bank deposit raising costs, which totaled $13 million in the first quarter of 2014, compared to $9 million for the year-ago quarter and $10 million for the prior quarter, and are reflected across various expense categories, but mostly within advertising and marketing and in other expenses, reflecting deposit insurance costs. Operating expenses reflect the following changes:

■	Compensation and benefits increased slightly from the year-ago and prior quarters. Over the past year, we have made progress on various expense initiatives and reduced our headcount by about 290, which lowered our compensation costs this quarter. However, the annual restart of employee benefits, and costs associated with curtailing legacy pension plans more than offset the lower headcount.

■	Professional fees include legal and other professional fees such as tax, audit, and consulting services and were flat over the presented quarters.

50   CIT GROUP INC

■	Advertising and marketing expenses include CIT Bank advertising and marketing costs associated with raising deposits, which totaled $6 million in the first quarter of 2014, $5 million in the year-ago quarter, and $3 million in the prior quarter.

■	Provision for severance and facilities exiting activities reflects employee terminations charges and other costs associated with various organization efficiency initiatives.

■	Other expenses include items such as travel and entertainment, insurance, FDIC costs, office equipment and supply costs and taxes (other than income taxes). The prior quarter includes a $45 million charge related to a December 2013 Tyco Tax Agreement settlement which related to a tax agreement that CIT and Tyco entered into in 2002 in connection with CIT’s separation from Tyco.

We continue to make progress reducing non-strategic portfolios, and have exited all the sub-scale countries in Asia, and several in Latin America and Europe. In April 2014 we sold the remaining student loan business, and we expect to close on the sale of the SBL portfolio later in the second quarter, subject to regulatory approval. Our primary focus is on the remaining countries in Europe and Latin America (including Mexico). The primary driver for our cost reductions will be the exit of our non-strategic portfolios, which will eliminate about $15 million from our quarterly expenses.

FRESH START ACCOUNTING

Upon emergence from bankruptcy in 2009, CIT applied Fresh Start Accounting (FSA) in accordance with GAAP. FSA had a significant impact on our operating results in prior years but the impact has significantly lessened. NFR includes the accretion of the FSA adjustments to the loans, leases and debt, as well as to depreciation and, to a lesser extent rental income related to operating lease equipment.

The most significant remaining discount at March 31, 2014, $2.2 billion, relates to operating lease equipment ($1.4 billion related to rail operating lease assets and $0.8 billion related to aircraft operating lease assets). The discount on the operating lease equipment was, in effect, an impairment of the operating lease equipment upon emergence from bankruptcy, as the assets were recorded at their fair value, which was less than their carrying value. The recording of the FSA adjustment reduced the asset balances subject to depreciation and thus decreases depreciation expense over the remaining useful life of the operating lease equipment or until it is sold.

At March 31, 2014 the remaining accretable balance on loans was $30 million, and is expected to accrete into income within the next 2 years. The remaining FSA discount on borrowings at March 31, 2014 was $270 million, of which $226 million related to borrowings secured by student loans. The borrowings secured by student loans were extinguished in April 2014, and at that time the remaining FSA balance associated with those borrowings was accelerated. In addition, the Company has filed a redemption notice that it will redeem borrowings secured by aircraft in the 2014 second quarter. The repayment of these borrowings will result in acceleration of the FSA discount of approximately $40 million in the second quarter. The remaining FSA discount on secured borrowings after these extinguishments will be approximately $5 million.

INCOME TAXES

Income Tax Data (dollars in millions)

	Quarters Ended
	March 31, 2014	December 31, 2013	March 31, 2013
Provision for income taxes, before discrete items	$10.9	$13.9	$20.5
Discrete items	3.3	17.3	(5.3)
Provision for income taxes	$14.2	$31.2	$15.2
Effective tax rate	11.3%	19.1%	8.4%

The Company’s first quarter income tax provision was $14.2 million compared to $31.2 million in the prior quarter and $15.2 million in the year-ago quarter. The first quarter of 2014’s tax provision primarily reflected income tax expense on the earnings of certain international operations and state income tax expense in the U.S. Included in the prior quarter’s discrete items was the recognition of approximately $13 million of deferred tax

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   51

expense due to the sale of a leverage lease, which contributed to the higher tax provision. The higher year-ago quarter’s income tax provision was driven by higher pre-tax earnings, a higher tax rate due to a less favorable geographic mix of earnings partially offset by certain net discrete tax benefits. The year-ago quarter’s income tax provision included $5.3 million of net discrete tax benefits which primarily related to favorable settlements of prior year international tax audits partially offset by the establishment of valuation allowances against certain international net deferred tax assets.

The change in the effective tax rate each period is impacted by a number of factors, including the relative mix of domestic and foreign earnings, adjustments to the valuation allowances, and discrete items. The actual year-end 2014 effective tax rate may vary from the currently projected tax rate due to changes in these factors.

The Company has not recognized any tax benefit on its prior year domestic losses and certain prior year foreign losses due to uncertainties related to its ability to realize its net deferred tax assets in the future. Due to these uncertainties, combined with the recent three years of cumulative losses by certain domestic and foreign reporting entities, the Company has concluded that it does not currently meet the criteria to recognize its net deferred tax assets, inclusive of the deferred tax assets related to NOLs in these entities. Accordingly, the Company maintained a valuation allowance of $1.5 billion against its net deferred tax assets at December 31, 2013. Of the $1.5 billion valuation allowance, approximately $1.3 billion relates to domestic reporting entities and $211 million relates to foreign reporting entities.

Management’s decision to maintain the valuation allowances on certain reporting entities’ net deferred tax assets requires significant judgment and an analysis of all the positive and negative evidence regarding the likelihood that these future benefits will be realized. The most recent three years of cumulative losses, adjusted for any non-recurring items, was considered a significant negative factor supporting the need for a valuation allowance. At the point when any of these reporting entities transition into a cumulative three year income position, management will take this trend into consideration, along with other facts and circumstances, in determining whether to release any of the valuation allowances. The other facts and circumstances that are considered in evaluating the need for or release of a valuation allowance include sustained profitability, both historical and forecast, tax planning strategies, and the carry-forward periods for the NOLs.

Certain foreign and domestic entities with net operating loss carry-forwards have been profitable in some of the most recent periods but remain in a cumulative three year loss position. Thus, the Company continues to record a full valuation allowance on these entities’ net deferred tax assets due to their history of losses. Given the continued improvement in earnings in certain of these entities, which is one factor considered in the evaluation process, it is possible that the valuation allowance for these entities may be reduced if these trends continue and other factors do not outweigh this positive evidence.

At the point a determination is made that it is “more likely than not” that a reporting entity will generate sufficient future taxable income to realize its respective net deferred tax assets within the carry-forward period available under the tax law for each applicable tax jurisdiction, the Company will reduce the entity’s respective valuation allowance (in full or in part), resulting in an income tax benefit in the period such a determination is made. Subsequently, a provision for income taxes will be provided for future earnings; however there will be a minimal impact on cash taxes paid for until the related NOL carry-forward is fully utilized. In addition, while GAAP equity will increase as a result of a valuation allowance reversal, we expect minimal benefit, if any, on regulatory capital.

See Note 9 — Income Taxes for additional information, including deferred tax assets.

RESULTS BY BUSINESS SEGMENT

In December 2013, we announced organization changes that became effective January 1, 2014. Management changed our operating segments to (i) realign and simplify its businesses and organizational structure, (ii) streamline and consolidate certain business processes to achieve greater operating efficiencies, and (iii) leverage CIT’s operational capabilities for the benefit of its clients and customers. Effective January 1, 2014, CIT manages its business and reports financial results in three operating segments: (1) Transportation & International Finance (“TIF”); (2) North American Commercial Finance (“NACF”); and (3) Non-Strategic Portfolios (“NSP”).

The change in segment reporting does not affect CIT’s historical consolidated results of operations. The discussions below reflect the new reporting segments, and all prior period comparisons have been conformed and are consistent with the presentation of financial information to management.

See Note 13 — Business Segment Information for additional details.

Transportation & International Finance

Our Transportation & International Finance segment (“TIF”) includes several divisions: aerospace (commercial aircraft and business aircraft), rail, and maritime finance, as well as international finance, which includes corporate lending and equipment financing businesses in China and the U.K. Revenues generated by TIF include rents collected on leased assets, interest on loans, fees, and gains from assets sold.

Aerospace–Commercial Air provides leasing and financing solutions — including operating leases, capital leases, loans and structuring and advisory services — for commercial airlines worldwide. We own and finance a fleet of more than 300 commercial aircraft and have about 100 customers in approximately 50 countries.

52   CIT GROUP INC

Aerospace–Business Air provides financing solutions to business jet operators. Serving clients around the globe, we provide financing that is tailored to our clients’ unique business requirements. Products include term loans, leases, predelivery financing, fractional share financing and vendor/ manufacturer financing.

Rail offers customized leasing and financing solutions and a highly efficient, diversified fleet of railcar assets to freight shippers and carriers throughout North America and Europe. We expanded our operations to Europe through a 2014 acquisition. See “Concentrations — Leased Railcars” section.

Maritime Finance offers senior secured loans, sale-leasebacks and bareboat charters to owners and operators of oceangoing cargo vessels, including tankers, bulkers, container ships, car carriers, and offshore vessels and drilling rigs.

International Finance offers corporate lending and advisory services as well as equipment financing and leasing to small and middle market businesses in the UK and China.

Transportation & International Finance – Financial Data and Metrics (dollars in millions)

	Quarters Ended
	March 31, 2014	December 31, 2013	March 31, 2013
Earnings Summary
Interest income	$76.7	$69.6	$56.6
Interest expense	(160.7)	(151.1)	(144.1)
Provision for credit losses	(12.4)	(14.6)	5.6
Rental income on operating leases	459.6	425.7	417.4
Other income	7.2	7.1	16.8
Depreciation on operating lease equipment	(121.7)	(113.0)	(108.0)
Maintenance and other operating lease expenses	(51.6)	(39.0)	(42.4)
Operating expenses	(79.5)	(67.9)	(63.4)
Income before provision for income taxes	$117.6	$116.8	$138.5
Select Average Balances
Average finance receivables (AFR)	$3,555.0	$3,354.3	$2,762.0
Average operating leases (AOL)	$13,457.5	$12,486.0	$12,122.2
Average earning assets (AEA)	$17,119.7	$15,928.8	$15,084.0
Statistical Data
Net finance margin – net finance revenue (interest and rental income, net of interest and depreciation and maintenance and other operating lease expenses) as a % of AEA	4.73%	4.83%	4.76%
Operating lease margin (rental income less depreciation and maintenance and other operating lease expenses) as a % of AOL	8.51%	8.77%	8.81%
New business volume	$1,054.6	$1,265.7	$423.0

Pre-tax earnings for the quarter were $118 million, down from $139 million in the year-ago quarter primarily due to higher credit costs and operating expenses, partially offset by higher net finance revenue. Pre-tax earnings were essentially flat sequentially.

We entered the European rail leasing market this past quarter with the January 31, 2014 acquisition of Nacco, an independent full service railcar lessor in Europe, which included more than 9,500 railcars, consisting of tank cars, flat cars, gondolas and hopper cars. We expect this acquisition to be slightly accretive to earnings this year, inclusive of integration costs and infrastructure investments, as we build this growth platform.

Financing and leasing assets grew to $17.6 billion at March 31, 2014, up sequentially from $16.4 billion and from $15.2 billion a year ago. The sequential increase included $0.8 billion of growth in Rail, due in large part to the European acquisition which added approximately $650 million in operating lease equipment, over $200 million in Aerospace and $100 million in Maritime.

New business volume remained strong and asset utilization remained high. CIT Bank continued to fund our U.S. new business volume, which included for the first time commercial aircraft operating leases.

Other highlights included:

■	Net finance revenue (“NFR”) was $202 million, up from $180 million in the year-ago quarter and $192 million in the prior quarter. The increases over the prior periods generally reflect higher asset balances and higher prepayments of loans in the current period.

■	Net operating lease revenue (rental income on operating leases less depreciation on operating lease equipment and maintenance and other operating lease expenses), which is a component of NFR, was $286 million, up modestly from the year-ago and prior quarters. Growth in the Aerospace and Rail portfolios offset an increase in maintenance expense and higher depreciation expense. The decline in the net operating lease margin (as a % of average operating lease equipment) reflected pressure on

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   53

renewal rents on certain aircraft, and higher maintenance costs in Rail and other operating lease expenses in Aerospace. These offset the net benefit from higher asset balances and continued strong utilization. We entered 2014 with approximately 50 aircraft to remarket, a level that is higher than in recent years and will increase transition costs and pressure yields if rates for certain aircraft remain soft. We made good progress placing these expirations and have lease commitments for approximately 70% of those aircraft. We expect lease expirations for rail equipment in 2014 will represent slightly over 20% of the rail portfolio, a level that is lower than recent experience.
■	At March 31, 2014, TIF had 272 commercial aircraft, and approximately 115,000 railcars and 350 locomotives on operating lease.

■	New business volume for the first quarter was over $1.0 billion as we took delivery of 9 aircraft and approximately 1,400 railcars and funded slightly over $400 million of finance receivables. Included in the deliveries for the first time were planes funded by CIT Bank.

■	At March 31, 2014, we had 139 aircraft on order from manufacturers (down from 147 at December 31, 2013), with deliveries scheduled through 2020. All new aircraft deliveries scheduled for the next twelve months have lease commitments. We had future purchase commitments for approximately 8,000 railcars, with scheduled deliveries through 2015, of which 84% have lease commitments. See Item 1. Consolidated Financial Statements, Note 11 — Commitments.

■	Aerospace equipment utilization remained strong at March 31, 2014, with 99% of commercial aircraft on lease or under a commitment. Rail utilization rates remained steady at 98%.

■	Other income primarily includes gains on sales of equipment, partially offset by impairment charges. For the first quarter of 2014, gains on equipment and receivable sales totaled $4 million on $199 million of equipment and receivable sales, compared to $15 million of gains on $135 million of sales in the year-ago quarter and $16 million of gains on $127 million of sales last quarter. Impairment on operating lease equipment held for sale totaled $1 million in the first quarter of 2014, compared to $2 million in the year-ago quarter and $10 million last quarter.

■	Provision for credit losses was $12 million, compared to a net recovery in the year-ago quarter, which benefited from a reserve release in Aerospace and down slightly sequentially. Non-accrual loans were $36 million (1.01% of finance receivables) at March 31, 2014, essentially unchanged from December 31, 2013 and up from $24 million (0.80%) at March 31, 2013. Net charge-offs were $13 million (1.47% of average finance receivables) in the first quarter of 2014, up from $1 million (0.15%) in the year-ago quarter and up from $12 million (1.40%) last quarter. Charge-offs were concentrated in the International portfolio.

■	Operating expenses were $80 million, up $16 million from a year ago and $12 million sequentially and reflecting the acquisition of Nacco in Rail, and our continued build of the Maritime platform.

North American Commercial Finance

Our North American Commercial Finance segment is comprised of four divisions: Corporate Finance, Equipment Finance, Real Estate Finance and Commercial Services. Revenue is generated from interest earned on loans, rents on leases, fees and other revenue from lending activities and capital markets transactions and commissions earned on factoring and related activities.

Corporate Finance provides a range of financing options and offers advisory services to small and medium size companies. Its core products include both loan and fee-based products. Loans offered are primarily senior secured loans collateralized by accounts receivable, inventory, machinery & equipment and/or intangibles that are often used for working capital, plant expansion, acquisitions or recapitalizations. These loans include revolving lines of credit and term loans and, depending on the nature and quality of the collateral, may be referred to as asset-based loans or cash flow loans. We provide financing to customers in a wide range of industries, including Commercial & Industrial, Communications, Media & Entertainment, Energy and Healthcare.

Equipment Finance provides leasing and equipment loan solutions to small businesses and middle market companies in a wide range of industries. We provide financing solutions for our borrowers and lessees, and assist manufacturers and distributors in growing sales, profitability and customer loyalty by providing customized, value-added finance solutions to their commercial clients. We offer both capital and operating leases.

Real Estate Finance provides senior secured commercial real estate loans to developers and other commercial real estate professionals. We focus on stable, cash flowing properties and originate construction loans to highly experienced and well capitalized developers.

Commercial Services provides factoring, receivable management products, and secured financing to businesses (our clients, generally manufacturers or importers of goods) that operate in several industries, including apparel, textile, furniture, home furnishings and consumer electronics. Factoring entails the assumption of credit risk with respect to trade accounts receivable arising from the sale of goods by our clients to their customers (generally retailers) that have been factored (i.e. sold or assigned to the factor). Although primarily U.S.-based, Commercial Services also conducts business with clients and their customers internationally.

54   CIT GROUP INC

North American Commercial Finance – Financial Data and Metrics (dollars in millions)

	Quarters Ended
	March 31, 2014	December 31, 2013	March 31, 2013
Earnings Summary
Interest income	$193.4	$199.7	$219.3
Interest expense	(68.9)	(67.2)	(78.6)
Provision for credit losses	(23.2)	2.5	(24.9)
Rental income on operating leases	22.8	27.2	23.8
Other income	61.8	106.5	63.7
Depreciation on operating lease equipment	(21.9)	(20.4)	(16.3)
Operating expenses	(121.5)	(113.3)	(128.1)
Income before provision for income taxes	$42.5	$135.0	$58.9
Select Average Balances
Average finance receivables (AFR)	$14,800.1	$14,593.3	$13,427.2
Average earning assets (AEA)	$13,764.7	$13,456.5	$12,292.7
Statistical Data
Net finance revenue as a % of AEA	3.64%	4.14%	4.82%
Funded new business volume	$1,372.9	$1,778.7	$1,333.0
Factoring volume	$6,271.1	$6,801.3	$6,354.5

Pre-tax earnings were down from both the year-ago and prior quarters. The decline from the year-ago quarter reflected lower interest income that resulted from lower yields in certain portfolios and fewer interest recoveries. The sequential quarter decline primarily reflected lower other income and higher operating expenses, as the prior quarter included significant benefits related to asset sales and workouts.

Financing and leasing assets grew 6% from a year ago to $15.2 billion, and were up 1% sequentially, reflecting strong growth in our real estate finance division, partially offset by lower factoring receivables. Funded new business volume totaled $1.4 billion, up from $1.3 billion in the year-ago quarter, and down from $1.8 billion in the prior quarter, in line with typical seasonal trends. The increase in volume from the year-ago quarter primarily reflected an increase in middle market corporate lending.

CIT Bank originated the vast majority of the U.S. funded volume in each of the quarters. At March 31, 2014, over 70% of this segment’s financing and leasing assets were in CIT Bank.

Other highlights included:

■	Net finance revenue was $125 million, down from $148 million in the year-ago quarter and $139 million in the prior quarter. Net finance margin was 3.64% compared to 4.82% and 4.14% in the year-ago and prior quarters, respectively. The decline in net finance margin from prior periods reflects the reduction of benefits from interest recoveries, lower portfolio yields in Corporate Finance and Equipment Finance, as well as a lower benefit from net FSA accretion.

■	Other income was down from the year-ago quarter and prior quarter reflecting lower gains on asset sales (including receivables, equipment and investments), and, when compared to the prior quarter, lower fee revenue. The prior quarter included a $19 million gain on a workout-related claim.

■	Factoring commissions were $29 million, compared to $30 million in the year-ago quarter and $31 million in the prior quarter, on lower factored volume.

■	Gains on equipment, receivables and investments totaled $10 million, down from $12 million in the year-ago quarter and $24 million in the prior quarter. Equipment and receivables sold totaled $138 million in the first quarter of 2014, compared to $144 million in the year-ago quarter and $88 million in the prior quarter. The prior quarter gain included $17 million resulting from a sale of a leveraged lease.

■	Fee revenue was $17 million, up from $16 million in the year-ago quarter, and down from $24 million in the prior quarter. The sequential quarter decline reflected lower syndication and arranger fees.

■	Credit metrics remained at or near cycle lows. Non-accrual loans declined to $131 million (0.88% of finance receivables) from $147 million (1.00%) at December 31, 2013 and $197 million (1.39%) a year ago. The provision for credit losses was $23 million, modestly lower than in the year-ago quarter, but up from the prior quarter, in which there were net recoveries. Net charge-offs were $16 million (0.43% of average finance receivables), compared to $6 million (0.17%) in the year-ago quarter and a net recovery of $2 million last quarter. The current period had a lower level of recoveries, and a higher level of charged-off accounts that had specific reserves in Corporate Finance. The current period provision for credit losses primarily reflects lower recoveries as well as asset growth.

■	Operating expenses declined from the year-ago quarter, largely reflecting fewer employees, but rose sequentially, as the prior quarter included benefits from the recovery of legal expenses.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   55

Non-Strategic Portfolios

Non-Strategic Portfolios segment (“NSP”) consists of portfolios that we no longer consider strategic. Included in NSP at March 31, 2014 are a run-off government-guaranteed student loan business, small business lending portfolio and other equipment finance portfolios, including certain ones in Latin America (including Mexico) and Europe that we identified as subscale platforms during our international rationalization.

Non-Strategic Portfolios – Financial Data and Metrics (dollars in millions)

	Quarters Ended
	March 31, 2014	December 31, 2013	March 31, 2013
Earnings Summary
Interest income	$49.5	$65.0	$78.1
Interest expense	(43.9)	(49.9)	(54.6)
Provision for credit losses	(1.0)	(2.2)	(0.3)
Rental income on operating leases	9.5	10.9	35.2
Other income	7.5	12.7	(9.7)
Depreciation on operating lease equipment	(5.2)	(6.1)	(9.0)
Operating expenses	(22.2)	(39.5)	(45.1)
Loss before provision for income taxes	$(5.8)	$(9.1)	$(5.4)
Select Average Balances
Average finance receivables (AFR)	$300.0	$4,030.4	$5,133.1
Average earning assets (AEA)	4,515.4	4,783.2	5,646.1
Statistical Data
Net finance revenue as a % of AEA	0.88%	1.66%	3.52%
Funded new business volume	$51.8	$98.1	$185.4

Pre-tax losses for the quarter were $6 million, compared to pre-tax losses of $5 million in the year-ago quarter and $9 million in the prior quarter. The changes from both the year-ago quarter and the sequential quarter reflect lower operating expenses offset by reduced net finance margin from the continued decline in asset levels.

Financing and leasing assets at March 31, 2014 totaled $4.4 billion, which included the student loan business of approximately $3.3 billion, the small business lending portfolio of approximately $0.4 billion and approximately $0.7 billion related to international small ticket platforms identified as subscale platforms during our international rationalization. The financing and leasing assets were down from $4.6 billion at December 31, 2013 and from $5.6 billion at March 31, 2013, primarily due to loan sales and runoff.

We have exited all the small countries in Asia and several countries in Latin America and Europe and continue to market the remaining portfolios in Europe and Latin America (including Mexico). In April 2014 we sold the student loan business of approximately $3.3 billion. Approximately $3.2 billion of debt was extinguished, including $0.8 billion of debt that was repaid using a portion of the cash proceeds. As a result, in the second quarter the student loan business will be reported as discontinued operations and we expect to record a net gain of over $50 million related to the sale and extinguishment of the related debt and will record incremental expense related to exiting the business.

56   CIT GROUP INC

Corporate and Other

Certain items are not allocated to operating segments and are included in Corporate and Other, including unallocated interest expense, primarily related to corporate liquidity costs (Interest Expense), mark-to-market adjustments on non-qualifying derivatives (Other Income), restructuring charges for severance and facilities exit activities and certain legal costs (Operating Expenses).

Corporate and Other – Financial Data (dollars in millions)

	Quarters Ended
	March 31, 2014	December 31, 2013	March 31, 2013
Earnings Summary
Interest income	$3.7	$4.4	$2.7
Interest expense	(17.4)	(18.5)	(14.6)
Provision for credit losses	(0.1)	(0.1)	0.1
Other income	(2.3)	1.6	(0.7)
Operating expenses	(12.5)	(66.8)	1.3
Loss before provision for income taxes	$(28.6)	$(79.4)	$(11.2)

■	Interest income consists of interest and dividend income, primarily from deposits held at other depository institutions and U.S. Treasury Securities.

■	Other income primarily reflects gains and (losses) on derivatives and foreign currency exchange.

■	Operating expenses reflects salary and general and administrative expenses in excess of amounts allocated to the business segments, litigation-related costs and provision for severance and facilities exiting activities. Restructuring charges totaled $10 million in the first quarter of 2014, compared to $6 million in the year-ago quarter and $18 million in the prior quarter, and the prior quarter also included $45 million related to the Tyco tax settlement agreement.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   57

FINANCING AND LEASING ASSETS

The following table presents our financing and leasing assets by segment and divisions within these segments.

Financing and Leasing Asset Composition (dollars in millions)

	March 31, 2014	December 31, 2013	% Change
Transportation & International Finance
Segment Total
Loans	$3,553.5	$3,494.4	1.7%
Operating lease equipment, net	13,926.9	12,778.5	9.0%
Assets held for sale	92.6	158.5	(41.6)%
Financing and leasing assets	17,573.0	16,431.4	6.9%
Aerospace
Loans	1,247.1	1,247.7	–%
Operating lease equipment, net	8,595.5	8,267.9	4.0%
Assets held for sale	24.8	148.8	(83.3)%
Financing and leasing assets	9,867.4	9,664.4	2.1%
Rail
Loans	123.3	107.2	15.0%
Operating lease equipment, net	5,325.0	4,503.9	18.2%
Assets held for sale	1.4	3.3	(57.6)%
Financing and leasing assets	5,449.7	4,614.4	18.1%
Maritime Finance
Loans	529.8	412.6	28.4%
Financing and leasing assets	529.8	412.6	28.4%
International Finance
Loans	1,653.3	1,726.9	(4.3)%
Operating lease equipment, net	6.4	6.7	(4.5)%
Assets held for sale	66.4	6.4	>100%
Financing and leasing assets	1,726.1	1,740.0	(0.8)%
North American Commercial Finance
Segment Total
Loans	14,902.8	14,693.1	1.4%
Operating lease equipment, net	210.1	240.5	(12.6)%
Assets held for sale	67.0	38.2	75.4%
Financing and leasing assets	15,179.9	14,971.8	1.4%
Real Estate Finance
Loans	1,615.2	1,554.8	3.9%
Financing and leasing assets	1,615.2	1,554.8	3.9%
Corporate Finance
Loans	6,974.3	6,831.8	2.1%
Operating lease equipment, net	11.5	6.2	85.5%
Assets held for sale	67.0	38.2	75.4%
Financing and leasing assets	7,052.8	6,876.2	2.6%
Equipment Finance
Loans	4,041.6	4,044.1	(0.1)%
Operating lease equipment, net	198.6	234.3	(15.2)%
Financing and leasing assets	4,240.2	4,278.4	(0.9)%
Commercial Services
Loans – factoring receivables	2,271.7	2,262.4	0.4%
Financing and leasing assets	2,271.7	2,262.4	0.4%
Non-Strategic Portfolios
Loans	115.4	441.7	(73.9)%
Operating lease equipment, net	45.4	16.4	>100%
Assets held for sale	4,243.4	4,181.2	1.5%
Financing and leasing assets	4,404.2	4,639.3	(5.1)%
Consolidated Totals:
Loans	$18,571.7	$18,629.2	(0.3)%
Operating lease equipment, net	14,182.4	13,035.4	8.8%
Assets held for sale	4,403.0	4,377.9	0.6%
Total financing and leasing assets	$37,157.1	$36,042.5	3.1%

58   CIT GROUP INC

Growth in TIF financing and leasing assets reflects the acquisition of a European railcar lessor of approximately $650 million of assets (operating lease equipment), along with solid new business volume, which included the delivery of 9 aircraft and approximately 1,400 railcars and funding of slightly over $400 million of loans. NACF growth was led by its Corporate Finance division, which included solid commercial and industrial and energy activity.

AHFS totaled $4.4 billion at March 31, 2014, the majority of which was in NSP and included $3.3 billion of student loans that were sold in April 2014, approximately $0.3 billion of small business loans and approximately $0.7 billion of various other equipment financing portfolios primarily in Latin America (including Mexico) and certain European countries we identified as subscale platforms during our international rationalization.

Financing and leasing asset trends are also discussed in the respective segment descriptions in “Results by Business Segment”.

The following table presents the changes to our financing and leasing assets:

Financing and Leasing Assets Roll Forward (dollars in millions)

	Transportation and International Finance	North American Commercial Finance	Non-Strategic Portfolios	Total
Balance at December 31, 2013	$16,431.4	$14,971.8	$4,639.3	$36,042.5
New business volume	1,054.6	1,372.9	51.8	2,479.3
Portfolio / business acquisitions	649.2	–	–	649.2
Loan sales	(14.2)	(69.8)	(63.6)	(147.6)
Equipment sales	(184.3)	(68.4)	(3.8)	(256.5)
Depreciation	(121.7)	(21.9)	(5.2)	(148.8)
Gross charge-offs	(14.3)	(22.6)	(7.5)	(44.4)
Collections and other	(227.7)	(982.1)	(206.8)	(1,416.6)
Balance at March 31, 2014	$17,573.0	$15,179.9	$4,404.2	$37,157.1
Balance at December 31, 2012	$14,908.1	$13,277.4	$5,720.2	$33,905.7
New business volume	423.0	1,333.0	185.4	1,941.4
Portfolio purchases	154.3	694.4	–	848.7
Loan sales (pre-FSA)	–	(66.8)	(12.0)	(78.8)
Equipment sales (pre-FSA)	(135.3)	(77.4)	(8.0)	(220.7)
Depreciation (pre-FSA)	(108.0)	(16.3)	(9.0)	(133.3)
Gross charge-offs (pre-FSA)	(4.2)	(14.2)	(5.9)	(24.3)
Collections and other	(41.2)	(843.6)	(296.1)	(1,180.9)
Balance at March 31, 2013	$15,196.7	$14,286.5	$5,574.6	$35,057.8

The following tables present our segment volumes and loan and equipment sales:

Total Business Volumes (dollars in millions)

	Quarters Ended
	March 31, 2014	December 31, 2013	March 31, 2013
Transportation and International Finance	$1,054.6	$1,265.7	$423.0
North American Commercial Finance	1,372.9	1,778.7	1,333.0
Non-Strategic Portfolios	51.8	98.1	185.4
Total	$2,479.3	$3,142.5	$1,941.4
Factored Volume	$6,271.1	$6,801.3	$6,354.5

Funded new business volume increased nearly 28% from the year-ago quarter as an increase in TIF offset a decline in NACF activity. Sequentially, the decline reflects normal seasonality in NACF and fewer equipment deliveries in TIF.

Factoring volume was down slightly from the year-ago quarter, while seasonally down from the prior quarter.

Business volumes are discussed in the respective segment descriptions in “Results by Business Segment”.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   59

Loan Sales (dollars in millions)

	Quarters Ended
	March 31, 2014	December 31, 2013	March 31, 2013
Transportation and International Finance	$14.2	$50.9	$–
North American Commercial Finance	69.8	–	66.8
Non-Strategic Portfolios	63.6	393.3	12.0
Total	$147.6	$444.2	$78.8

The NSP 2013 fourth quarter activity primarily consisted of the sale of a portion of the small business portfolio and international portfolios.

Equipment Sales (dollars in millions)

	Quarters Ended
	March 31, 2014	December 31, 2013	March 31, 2013
Transportation and International Finance	$184.3	$75.8	$135.3
North American Commercial Finance	68.4	88.0	77.4
Non-Strategic Portfolios	3.8	3.7	8.0
Total	$256.5	$167.5	$220.7

Asset sales in Transportation Finance primarily reflect aerospace assets.

CONCENTRATIONS

Ten Largest Accounts

Our ten largest financing and leasing asset accounts in the aggregate represented 9.1% of our total financing and leasing assets at March 31, 2014 (the largest account was less than 2.0%). Excluding student loans, the top ten accounts in aggregate represented 10.0% of total owned assets (the largest account totaled 1.9%). The largest accounts represent aerospace and rail assets.

The ten largest financing and leasing asset accounts were 8.9% (9.8% excluding student loans) at December 31, 2013.

Geographic Concentrations

The following table represents the financing and leasing assets by obligor geography:

Financing and Leasing Assets by Obligor – Geographic Region (dollars in millions)

	March 31, 2014		December 31, 2013
Northeast	$6,745.9	18.2%	$6,742.9	18.7%
Midwest	4,792.7	12.9%	4,606.9	12.8%
Southwest	4,065.7	10.9%	3,920.5	10.9%
West	3,881.7	10.5%	3,943.2	10.9%
Southeast	3,566.0	9.6%	3,378.8	9.4%
Total U.S.	23,052.0	62.1%	22,592.3	62.7%
Asia / Pacific	4,197.2	11.3%	4,019.7	11.1%
Europe	4,113.4	11.1%	3,695.2	10.3%
Canada	2,278.9	6.1%	2,289.3	6.4%
Latin America	1,722.5	4.6%	1,743.7	4.8%
All other countries	1,793.1	4.8%	1,702.3	4.7%
Total	$37,157.1	100.0%	$36,042.5	100.0%

60   CIT GROUP INC

The following table summarizes both state concentrations greater than 5.0% and international country concentrations in excess of 1.0% of our financing and leasing assets:

Financing and Leasing Assets by Obligor – State and Country (dollars in millions)

	March 31, 2014		December 31, 2013
State
Texas	$3,412.6	9.2%	$3,232.5	9.0%
New York	2,604.9	7.0%	2,571.3	7.1%
California	1,909.7	5.2%	1,949.2	5.4%
All other states	15,124.8	40.7%	14,839.3	41.2%
Total U.S.	$23,052.0	62.1%	$22,592.3	62.7%
Country
Canada	$2,278.9	6.1%	$2,289.3	6.4%
England	1,142.1	3.1%	1,168.0	3.2%
China	971.5	2.6%	969.1	2.7%
Australia	965.0	2.6%	975.2	2.7%
Mexico	779.9	2.1%	820.0	2.3%
Brazil	696.5	1.9%	710.3	2.0%
France	498.8	1.3%	294.7	0.8%
Korea	453.6	1.2%	460.1	1.3%
Germany	424.0	1.1%	251.3	0.7%
Spain	396.5	1.1%	451.0	1.2%
All other countries	5,498.3	14.8%	5,061.2	14.0%
Total International	$14,105.1	37.9%	$13,450.2	37.3%

Industry Concentrations

The following table represents financing and leasing assets by industry of obligor:

Financing and Leasing Assets by Obligor – Industry (dollars in millions)

	March 31, 2014		December 31, 2013
Commercial airlines (including regional airlines)(1)	$9,239.2	24.9%	$8,972.4	24.9%
Manufacturing(2)	6,025.2	16.2%	5,542.1	15.4%
Student lending	3,283.6	8.8%	3,374.5	9.4%
Retail(3)	3,023.7	8.1%	3,063.1	8.5%
Service industries	3,011.5	8.1%	3,144.3	8.7%
Transportation(4)	2,777.3	7.5%	2,404.2	6.7%
Energy and utilities	1,406.2	3.8%	1,256.7	3.5%
Real Estate	1,350.1	3.6%	1,351.4	3.7%
Healthcare	1,331.3	3.6%	1,393.1	3.9%
Oil and gas extraction / services	1,138.2	3.1%	1,018.7	2.8%
Finance and insurance	715.7	1.9%	760.1	2.1%
Other (no industry greater than 2%)	3,855.1	10.4%	3,761.9	10.4%
Total	$37,157.1	100.0%	$36,042.5	100.0%

(1)	Includes the Commercial Aerospace Portfolio and additional financing and leasing assets that are not commercial aircraft.

(2)	At March 31, 2014, includes manufacturers of chemicals, including pharmaceuticals (3.4%), petroleum and coal, including refining (2.7%), and food (1.9%).

(3)	At March 31, 2014, includes retailers of apparel (3.5%) and general merchandise (1.6%).

(4)	At March 31, 2014, includes rail (4.0%), maritime (1.6%) and trucking and shipping (1.3%).

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   61

Commercial Aerospace

The following tables present detail on our commercial and regional aerospace portfolio concentrations, which we call our Commercial Aerospace portfolio. The net investment in regional aerospace financing and leasing assets was $51.5 million and $52.1 million at March 31, 2014 and December 31, 2013, respectively, and was substantially comprised of loans and capital leases.

The information presented below by region, manufacturer, and body type, is based on our operating lease aircraft portfolio, which comprises 94% of our total commercial aerospace portfolio and substantially all of our owned fleet of leased aircraft at March 31, 2014.

Commercial Aerospace Portfolio (dollars in millions)

	March 31, 2014		December 31, 2013
	Net Investment	Number	Net Investment	Number
By Product:
Operating lease(1)	$8,585.6	272	$8,379.3	270
Loan(2)	450.3	40	505.3	39
Capital lease	128.1	12	31.7	8
Total	$9,164.0	324	$8,916.3	317

Commercial Aerospace Operating Lease Portfolio (dollars in millions)(1)

	March 31, 2014		December 31, 2013
	Net Investment	Number	Net Investment	Number
By Region:
Asia / Pacific	$3,259.1	86	$3,065.1	81
Europe	2,272.7	86	2,408.8	91
U.S. and Canada	1,477.5	47	1,276.5	43
Latin America	959.2	38	940.3	38
Africa / Middle East	617.1	15	688.6	17
Total	$8,585.6	272	$8,379.3	270
By Manufacturer:
Airbus	$5,960.3	166	$5,899.1	167
Boeing	2,188.3	90	2,038.7	87
Embraer	437.0	16	441.5	16
Total	$8,585.6	272	$8,379.3	270
By Body Type(3):
Narrow body	$6,220.2	231	$6,080.6	230
Intermediate	2,364.0	40	2,297.3	39
Regional and other	1.4	1	1.4	1
Total	$8,585.6	272	$8,379.3	270
Number of customers		98		98
Weighted average age of fleet (years)		6		5

(1)	Includes operating lease equipment held for sale.

(2)	Plane count excludes aircraft in which our net investment consists of syndicated financings against multiple aircraft. The net investment associated with such financings was $43 million at March 31, 2014 and $45 million at December 31, 2013.

(3)	Narrow body are single aisle design and consist primarily of Boeing 737 and 757 series, Airbus A320 series, and Embraer E170 and E190 aircraft. Intermediate body are smaller twin aisle design and consist primarily of Boeing 767 series and Airbus A330 series aircraft. Regional and Other includes aircraft and related equipment, such as engines.

Our top five commercial aerospace outstanding exposures totaled $1,981.9 million at March 31, 2014. The largest individual outstanding exposure totaled $625.7 million at March 31, 2014. The largest individual outstanding exposure to a U.S. carrier totaled $444.1 million at March 31, 2014. See Note 11 — Commitments for additional information regarding commitments to purchase additional aircraft.

Leased Railcars

TIF’s Rail business owns approximately 115,000 railcars, including approximately 27,900 tank cars, of which approximately 17,000 are used in the transport of crude oil, ethanol and other flammable liquids (collectively, “Flammable Liquids”) in North America.

62   CIT GROUP INC

Following several highly-publicized derailments of tank cars since mid-2013, U.S. and Canadian government agencies and industry groups agreed to implement a number of operational changes, including requiring multiple crew members on all trains carrying hazardous materials, prohibiting unattended trains on main lines, increasing track inspections, reducing speeds in populated areas, redirecting trains around high-risk areas, and mandating the testing and classification of crude oil prior to shipment. In addition, in April, 2014, Transport Canada (“TC”) issued an order prohibiting the use of certain older tank cars in dangerous goods service in Canada effective immediately. We do not expect these operational changes and restrictions will have a material impact on our business or financial results.

In September 2013, the Pipeline and Hazardous Materials Safety Administration of the U.S. Department of Transportation (“PHMSA”) issued an Advance Notice of Proposed Rulemaking seeking public comment on potential design enhancements to certain tank cars, commonly referred to as DOT 111 tank cars, used to transport Flammable Liquids. Similarly, in April, 2014, TC announced that it intends to propose rules requiring all tank cars in crude and ethanol service in Canada that do not comply with the rail industry’s CPC-1232 design standard to be either phased out or retrofitted by May 1, 2017. The CPC-1232 standard was voluntarily adopted by the rail industry in 2011 and includes design enhancements intended to improve tank car safety. Of the approximately 17,000 tank cars in our North American fleet currently in Flammable Liquids service, approximately 10,500 were manufactured prior to adoption of the CPC-1232 standard. TC also announced that it intends to coordinate with U.S. regulators to determine whether additional requirements may be needed for the entire North American fleet of DOT 111 tank cars in Flammable Liquids service.

Until PHMSA and TC release their proposed rules, we will be unable to assess how any final regulations may impact CIT and what changes may be required with respect to our tank cars in Flammable Liquids service, including the scope and cost to CIT of any retrofit program and the timing of required implementation of any retrofitting requirements.

OTHER ASSETS / OTHER LIABILITIES

The following tables present components of other assets and other liabilities.

Other Assets (dollars in millions)

	March 31, 2014	December 31, 2013
Deposits on commercial aerospace equipment	$761.2	$831.3
Deferred debt costs and other deferred charges	160.8	158.5
Tax receivables, other than income taxes	143.0	132.2
Executive retirement plan and deferred compensation	100.0	101.3
Other(1)	608.8	540.7
Total other assets	$1,773.8	$1,764.0

(1)	Other includes items such as: accrued interest/dividends, fixed assets, prepaid expenses, investments in and receivables from non-consolidated entities, deferred federal and state tax assets, and other miscellaneous assets, none of which are individually in excess of $100 million.

Other Liabilities (dollars in millions)

	March 31, 2014	December 31, 2013
Equipment maintenance reserves	$915.2	$904.2
Accrued expenses and accounts payable	374.8	490.1
Accrued interest payable	215.2	247.1
Security and other deposits	245.4	227.4
Current taxes payable and deferred taxes	316.6	179.8
Valuation adjustment relating to aerospace commitments	128.3	137.5
Other(1)	508.9	490.3
Total other liabilities	$2,704.4	$2,676.4

(1)	Other consists of other taxes, property tax liabilities and other miscellaneous liabilities.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   63

RISK MANAGEMENT

CIT is subject to a variety of risks that may arise through the Company’s business activities, including the following principal forms of risk:

■	Credit risk, which is the risk of loss (including the incurrence of additional expenses) when a borrower does not meet its financial obligations to the Company. Credit risk may arise from lending, leasing, and/or counterparty activities.
■	Asset risk, which is the equipment valuation and residual risk of lease equipment owned by the Company that arises from fluctuations in the supply and demand for the underlying leased equipment. The Company is exposed to the risk that, at the end of the lease term, the value of the asset will be lower than expected, resulting in either reduced future lease income over the remaining life of the asset or a lower sale value.
■	Market risk, which includes interest rate and foreign currency risk. Interest rate risk refers to the impact that fluctuations in interest rates will have on the Company’s NFR and on the market value of the Company’s assets, liabilities and derivatives. Foreign exchange risk refers to the economic impact that fluctuations in exchange rates between currencies will have on the Company’s non-dollar denominated assets and liabilities.
■	Liquidity risk, which is the risk that the Company has an inability to maintain adequate cash resources and funding capacity to meet its obligations, including under liquidity stress scenarios.
■	Legal, regulatory and compliance risk, which is the risk that the Company is not in compliance with applicable laws and regulations, which may result in fines, regulatory criticism or business restrictions, or damage to the Company’s reputation.
■	Operational risk, which is the risk of financial loss, damage to the Company’s reputation, or other adverse impacts resulting from inadequate or failed internal processes and systems, people or external events.

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

Our policies and procedures relating to Risk Management are detailed in our Form 10-K for the year ended December 31, 2013.

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

The table below summarizes the results of simulation modeling produced by our asset/liability management system. The results reflect the percentage change in the EVE and NII Sensitivity over the next twelve months assuming an immediate 100 basis point parallel increase or decrease in interest rates. The 2014 first quarter’s NII Sensitivity metrics reflect a lower level of net interest income consistent with reported results.

Change to NII Sensitivity and EVE

	March 31, 2014		December 31, 2013
	+100 bps	–100 bps	+100 bps	–100 bps
NII Sensitivity	5.7%	(0.2)%	6.1%	(0.9)%
EVE	1.8%	(1.7)%	1.8%	(2.0)%

Our portfolio is in a slight asset-sensitive position, mostly related to moves in LIBOR, whereby our assets will reprice faster than our liabilities. This is primarily driven by our short-term cash and investment position and commercial floating rate loan portfolio. As a result, our current portfolio is more sensitive to near-term moves in short-term interest

64   CIT GROUP INC

rates, whereby our NFM may increase if short-term interest rates rise, or decrease if short-term interest rates decline. Furthermore, the duration, or price sensitivity, of our liabilities is greater than that of our assets causing EVE to increase under increasing rates and decrease under decreasing rates. The methodology with which the operating lease assets are assessed in the table above reflects the existing contractual rental cash flows and the expected residual value at the end of the existing contract term. The simulation modeling for both NII Sensitivity and EVE assumes we take no action in response to the changes in interest rates.

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

FUNDING AND LIQUIDITY

CIT actively manages and monitors its funding and liquidity sources against relevant limits and targets. These sources satisfy funding and other operating obligations, while also providing protection against unforeseen stress events like unanticipated funding obligations, such as customer line draws, or disruptions to capital markets or other funding sources. In addition to its unrestricted cash, short-term investments and portfolio cash inflows, liquidity sources include:

■	a $1.5 billion multi-year committed revolving credit facility, of which $1.4 billion was available at March 31, 2014; and

■	committed securitization facilities and secured bank lines aggregating $4.6 billion, of which $2.1 billion was available at March 31, 2014, provided that eligible assets are available that can be funded through these facilities.

Asset liquidity is further enhanced by our ability to sell or syndicate portfolio assets in secondary markets, which also enables us to manage credit exposure, and to pledge assets to access secured borrowing facilities through the Federal Home Loan Banks (“FHLB”) and FRB.

Cash and short-term investment securities totaled $8.6 billion at March 31, 2014 ($6.8 billion of cash and $1.8 billion of short-term investments), up from $7.6 billion at December 31, 2013. Cash and short-term investment securities at March 31, 2014 consisted of $3.0 billion related to the bank holding company and $2.4 billion at the Bank with the remainder comprised of cash at operating subsidiaries and in restricted balances, of which $1.3 billion of cash in restricted balances was used to repay maturing unsecured debt on April 1, 2014.

Included in short-term investment securities are U.S. Treasury bills, Government Agency bonds, and other highly-rated securities, which were classified as AFS and most of which had maturity dates of approximately 90 days or less as of the investment date.

The weighted average coupon rates on outstanding deposits and long-term borrowings rose slightly to 3.09% at March 31, 2014 from 3.07% at December 31, 2013 and down from 3.13% at March 31, 2013, reflecting the $1 billion unsecured issuance in February 2014 and a slight increase in the weighted average interest rate on deposits. Transactions in the second quarter will impact the rates and funding mix, such as the repayment of $1.3 billion of 5.25% unsecured notes on April 1, 2014 and the extinguishment of $3.2 billion of secured debt upon the sale of the student lending business on April 25, 2014. Our pro-forma weighted average coupon rate including these items would have been 3.25% at March 31, 2014. The following table reflects our long term targeted funding mix:

Target Funding Mix (dollars in millions)

	Target	March 31, 2014	December 31, 2013
Deposits	35%–45%	37%	36%
Secured	25%–35%	25%	27%
Unsecured	25%–35%	38%	37%

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   65

Deposits

We continued to grow deposits during the quarter to fund our bank lending and leasing activities.

Deposits totaled $13.2 billion at March 31, 2014, up from $12.5 billion at December 31, 2013 and $10.7 billion at March 31, 2013. The weighted average interest rate on deposits was 1.67% at March 31, 2014, 1.65% at December 31, 2013 and 1.71% at March 31, 2013.

The following table details our deposits by type:

Deposits (dollars in millions)

	March 31, 2014	December 31, 2013
Online deposits	$6,723.1	$6,117.5
Brokered CDs / sweeps	5,483.6	5,365.4
Other(1)	982.6	1,043.6
Total	$13,189.3	$12,526.5

(1)	Other primarily includes a deposit sweep arrangement related to Healthcare Savings Accounts and deposits at our Brazil bank.

Long-term Borrowings – Unsecured

Revolving Credit Facility

The Revolving Credit Facility was amended in January 2014 to reduce the total commitment amount from $2.0 billion to $1.5 billion and to extend the maturity date of the commitment to January 27, 2017. The total commitment amount now consists of a $1.15 billion revolving loan tranche and a $350 million revolving loan tranche that can also be utilized for issuance of letters of credit. The applicable margin charged under the facility was unchanged; 2.50% for LIBOR loans and 1.50% for Base Rate loans. Further improvement in CIT’s long-term senior unsecured debt ratings to either BB by S&P or Ba2 by Moody’s would result in a reduction in the applicable margin to 2.25% for LIBOR-based loans and to 1.25% for Base Rate loans.

At March 31, 2014, no amounts were drawn under the Revolving Credit Facility. However, there was approximately $0.1 billion utilized for the issuance of letters of credit. Any amounts drawn under the facility will be used for general corporate purposes.

The Revolving Credit Facility is unsecured and is guaranteed by eight of the Company’s domestic operating subsidiaries. The facility was amended to modify the covenant requiring a minimum guarantor asset coverage ratio and the criteria for calculating the ratio. The amended covenant requires a minimum guarantor asset coverage ratio ranging from 1.25:1.0 to the current requirement of 1.5:1.0 depending on the Company’s long-term senior unsecured debt rating. At March 31, 2014, the reported asset coverage ratio was 2.79x.

Senior Unsecured Notes and Series C Unsecured Notes

At March 31, 2014, we had outstanding $13.5 billion of unsecured notes, compared to $12.5 billion at December 31, 2013 and $11.8 billion at March 31, 2013. On February 19, 2014, CIT issued, at par value, $1 billion aggregate principal amount of senior unsecured notes due 2019 that bear interest at a per annum rate of 3.875%. On April 1, 2014, we repaid $1.3 billion of maturing 5.25% unsecured notes.

See Note 5 — Long-term Borrowings for further detail.

Long-term Borrowings – Secured

Secured borrowings totaled $9.1 billion at March 31, 2014 and $9.2 billion at December 31, 2013. In April 2014, we sold the student lending business and extinguished $3.2 billion of debt secured by the student loans.

During the quarter CIT renewed a CAD 250 million committed multi-year conduit facility that allows the Canadian Equipment Finance business to fund both existing assets and new originations at attractive terms.

As part of our liquidity management strategy: we may pledge assets to secure financing transactions (which include securitizations), to secure borrowings from the FHLB or for other purposes as required or permitted by law. Our secured financing transactions do not meet accounting requirements for sale treatment and are recorded as secured borrowings, with the assets remaining on-balance sheet for GAAP. The debt associated with these transactions is collateralized by receivables, leases and/or equipment. Certain related cash balances are restricted.

The Bank is a member of the FHLB of Seattle and may borrow under lines of credit with FHLB Seattle that are secured by a blanket lien on the Bank’s assets and collateral pledged to FHLB Seattle. At March 31, 2014, no collateral was pledged and no advances were outstanding with FHLB Seattle. A subsidiary of the Bank is a member of FHLB Des Moines and may borrow under lines of credit with FHLB Des Moines that are secured by a blanket lien on the subsidiary’s assets and collateral pledged to FHLB Des Moines. At March 31, 2014, $43.9 million of collateral was pledged and $36.7 million of advances were outstanding with FHLB Des Moines.

See Note 5 — Long-Term Borrowings for a table displaying our secured financings and pledged assets.

GSI Facilities

Two financing facilities between two wholly-owned subsidiaries of CIT and Goldman Sachs International (“GSI”) are structured as total return swaps (“TRS”), under

66   CIT GROUP INC

which amounts available for advances are accounted for as derivatives. Pursuant to applicable accounting guidance, only the unutilized portion of the TRS is accounted for as a derivative and recorded at its estimated fair value. The size of the CIT Financial Ltd. (“CFL”) facility is $1.5 billion and the CIT TRS Funding B.V. (“BV”) facility is $625 million.

At March 31, 2014, a total of $2,840.2 million of assets and $1,746.8 million of secured debt issued to investors was outstanding under the GSI Facilities. After adjustment to the amount of actual qualifying borrowing base under terms of the GSI Facilities, this secured debt provided for usage of $1,541.0 million of the maximum notional amount of the GSI Facilities. The remaining $584.0 million of the maximum notional amount represents the unused portion of the GSI Facilities and constitutes the notional amount of derivative financial instruments. An unsecured counterparty receivable of $559.5 million is owed to CIT from GSI for debt discount, return of collateral posted to GSI and settlements resulting from market value changes to asset-backed securities underlying the structures at March 31, 2014.

Based on the Company’s valuation, we recorded a liability of $11.4 million at March 31, 2014 and $9.7 million at December 31, 2013. We also recognized $1.7 million as a reduction to Other Income in the first quarter associated with the change in liability.

In April 2014, the Company sold its student loan assets and extinguished the debt secured by these loans. Approximately $0.8 billion of the extinguished debt served as reference obligations under the TRS. The extinguishment of this debt increases the unfunded portion of the TRS and thus increases the derivative. Management is structuring additional transactions that will utilize the facility and expects the transactions to close in either the second or third quarter.

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

Our debt ratings at March 31, 2014 as rated by Standard & Poor’s Ratings Services (“S&P”), Moody’s Investors Service (“Moody’s”) and Dominion Bond Rating Service (“DBRS”) are presented in the following table and were unchanged from December 31, 2013.

Debt Ratings as of March 31, 2014

	S&P Ratings Services	Moody’s Investors Service	DBRS
Issuer / Counterparty Credit Rating	BB-	Ba3	BB
Revolving Credit Facility Rating	BB-	Ba3	BBB (Low)
Series C Notes / Senior Unsecured Debt Rating	BB-	Ba3	BB
Outlook	Positive	Stable	Positive

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

Tax Implications of Cash in Foreign Subsidiaries

Cash and short term investments held by foreign subsidiaries, including cash available to the BHC and restricted cash, totaled $1.8 billion at March 31, 2014, unchanged from December 31, 2013.

Other than in a limited number of jurisdictions, Management does not intend to indefinitely reinvest foreign earnings.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   67

Contractual Payments and Commitments

The following tables summarize significant contractual payments and contractual commitment expirations at March 31, 2014. Certain amounts in the payments table are not the same as the respective balance sheet totals, because this table is based on contractual amounts and excludes FSA discounts, in order to better reflect projected contractual payments. Likewise, actual cash flows could vary materially from those depicted in the payments table as further explained in the table footnotes.

Payments for the Twelve Months Ended March 31(1) (dollars in millions)

	Total	2015	2016	2017	2018	2019+
Secured borrowings – excluding student loan debt(2)	$6,007.8	$1,192.8	$1,524.9	$833.2	$511.9	$1,945.0
Secured borrowings – student loan debt(2)(3)	3,390.1	151.1	193.6	193.4	208.7	2,643.3
Senior unsecured	13,551.8	2,800.5	–	–	4,500.0	6,251.3
Total Long-term borrowings	22,949.7	4,144.4	1,718.5	1,026.6	5,220.6	10,839.6
Deposits	13,190.7	5,730.9	2,287.1	821.1	2,034.7	2,316.9
Credit balances of factoring clients	1,213.5	1,213.5	–	–	–	–
Lease rental expense	178.9	60.1	26.1	22.8	21.9	48.0
Total contractual payments	$37,532.8	$11,148.9	$4,031.7	$1,870.5	$7,277.2	$13,204.5

(1)	Projected payments of debt interest expense and obligations relating to postretirement programs are excluded.

(2)	Includes non-recourse secured borrowings, which are generally repaid in conjunction with the pledged receivable maturities.

(3)	In April 2014, the Company sold the student loan business and the debt secured by the loans was extinguished.

$1.3 billion of unsecured debt with a coupon rate of 5.25% matured and was paid on April 1, 2014, while another $1.5 billion principal balance with a coupon rate of 4.75% comes due in February 2015.

Commitment Expiration by Twelve Month Periods Ended March 31 (dollars in millions)

	Total	2015	2016	2017	2018	2019+
Financing commitments	$4,536.2	$970.1	$315.6	$1,173.7	$911.5	$1,165.3
Aerospace equipment purchase commitments(1)	8,936.6	1,211.4	941.5	735.0	1,450.3	4,598.4
Rail and other equipment purchase commitments	1,180.5	771.0	409.5	–	–	–
Letters of credit	384.5	66.0	5.3	93.0	60.5	159.7
Deferred purchase agreements	1,681.5	1,681.5	–	–	–	–
Guarantees, acceptances and other recourse obligations	2.5	2.5	–	–	–	–
Liabilities for unrecognized tax obligations(2)	320.3	5.0	315.3	–	–	–
Total contractual commitments	$17,042.1	$4,707.5	$1,987.2	$2,001.7	$2,422.3	$5,923.4

(1)	Aerospace commitments are net of amounts on deposit with manufacturers.

(2)	The balance cannot be estimated past 2016; therefore the remaining balance is reflected in 2016.

Financing commitments increased from $4.3 billion at December 31, 2013 to $4.5 billion at March 31, 2014. This includes commitments that have been extended to and accepted by customers or agents, but on which the criteria for funding have not been completed of $804 million at March 31, 2014 and $548 million at December 31, 2013. Also included are Commercial Services credit line agreements with an amount available, net of amount of receivables assigned to us, of $214 million at March 31, 2014 and $157 million at December 31, 2013.

At March 31, 2014, substantially all our undrawn financing commitments were senior facilities, with approximately 80% secured by equipment or other assets and the remainder comprised of cash flow or enterprise value facilities. Most of our undrawn and available financing commitments are in Corporate Finance. The top ten undrawn commitments totaled $389 million at March 31, 2014.

The table above includes approximately $1.0 billion of undrawn financing commitments at March 31, 2014 and $0.9 billion at December 31, 2013 that were not in compliance with contractual obligations, and therefore CIT does not have the contractual obligation to lend.

CAPITAL

Capital Management

CIT manages its capital position to ensure capital is adequate to support the risks of its businesses and capital distributions to its shareholders. CIT’s capital management is discussed in its Form 10-K for the year ended December 31, 2013.

Return of Capital

In January 2014, the Board of Directors declared a quarterly cash dividend of $0.10 per share, which was paid on February 28, 2014, and approved the repurchase of up to $307 million of common stock through December 31, 2014, which included the amount that was not used from the 2013 share repurchase. During the 2014 first quarter, we

68   CIT GROUP INC

repurchased over 2.9 million shares at an average price of $46.66 per share, totaling nearly $136 million. In April 2014, we repurchased nearly 1.6 million shares, bringing the year-to-date amount through April to approximately $210 million. The repurchases were effected via open market purchases and through plans designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended.

In April 2014, the Board of Directors declared a quarterly cash dividend of $0.10 per share payable on May 30, 2014 and authorized an additional share repurchase of up to $300 million of common stock through December 31, 2014, bringing the total authorization for 2014 to $607 million.

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

In the event that management reverses any of our NOL valuation allowance, there will be a benefit to GAAP earnings but minimal impact on our regulatory capital ratios. While total stockholders’ equity in the following table would increase, there would also be an increase in the amount of disallowed deferred taxes in the Other Tier 1 components, which would offset most of the benefit with respect to Tier 1 and Total Capital.

Tier 1 Capital and Total Capital Components (dollars in millions)

Tier 1 Capital	March 31, 2014	December 31, 2013
Total stockholders’ equity	$8,796.0	$8,838.8
Effect of certain items in accumulated other comprehensive loss excluded from Tier 1 Capital	22.3	24.2
Adjusted total equity	8,818.3	8,863.0
Less: Goodwill(1)	(407.2)	(338.3)
Disallowed intangible assets	(18.2)	(20.3)
Investment in certain subsidiaries	(31.0)	(32.3)
Other Tier 1 components(2)	(28.5)	(32.6)
Tier 1 Capital	8,333.4	8,439.5
Tier 2 Capital
Qualifying reserve for credit losses and other reserves(3)	383.6	383.9
Less: Investment in certain subsidiaries	(31.0)	(32.3)
Other Tier 2 components(4)	0.2	0.1
Total qualifying capital	$8,686.2	$8,791.2
Risk-weighted assets	$51,752.3	$50,571.2
BHC Ratios
Tier 1 Capital Ratio	16.1%	16.7%
Total Capital Ratio	16.8%	17.4%
Tier 1 Leverage Ratio	17.5%	18.1%
CIT Bank Ratios
Tier 1 Capital Ratio	16.1%	16.8%
Total Capital Ratio	17.4%	18.1%
Tier 1 Leverage Ratio	15.9%	16.9%

(1)	Goodwill and disallowed intangible assets adjustments also reflect the portion included within assets held for sale.

(2)	Includes the portion of net deferred tax assets that does not qualify for inclusion in Tier 1 capital based on the capital guidelines, the Tier 1 capital charge for nonfinancial equity investments, qualifying noncontrolling minority interests and the Tier 1 capital deduction for net unrealized losses on available-for-sale marketable securities (net of tax).

(3)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit, and deferred purchase agreements, all of which are recorded in Other Liabilities.

(4)	Banking organizations are permitted to include in Tier 2 Capital up to 45% of net unrealized pre-tax gains on available for sale equity securities with readily determinable fair values.

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

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   69

The reconciliation of balance sheet assets to risk-weighted assets is presented below:

Risk-Weighted Assets (dollars in millions)

	March 31, 2014	December 31, 2013
Balance sheet assets	$48,578.1	$47,139.0
Risk weighting adjustments to balance sheet assets	(10,526.1)	(10,328.1)
Off balance sheet items(1)	13,700.3	13,760.3
Risk-weighted assets	$51,752.3	$50,571.2

(1)	2014 primarily reflects commitments to purchase aircraft and rail ($9.9 billion), unused lines of credit ($1.7 billion largely related to Corporate Finance division) and deferred purchase agreements ($1.7 billion related to Commercial Services division).

See the “Regulation” section of Item 1 Business Overview for further detail regarding regulatory matters, including “Capital Requirements” and “Leverage Requirements”.

Future Regulatory Capital Guidelines

On April 15, 2014, the Basel Committee on Banking Supervision (“BCBS”) released the final standard of its “Supervisory Framework for Measuring and Controlling Large Exposures” (“SFLE”), which will take effect on January 1, 2019, and replace the BCBS 1991 standard on measuring and controlling large exposures. SFLE includes a general limit on all of a bank’s exposures to a single counterparty of 25% of a bank’s Tier 1 Capital. This limit also applies to identified groups of connected counterparties, which are interdependent and likely to fail simultaneously. A tighter limit of 15% of Tier 1 Capital will apply to exposures between banks that have been designated as global systematically important banks (GSIBs).

We described in detail in the “Regulation” section of Item 1 Business Overview in our 2013 Form 10-K details regarding Basel III and other regulatory matters. A brief summary follows:

In July 2013, the Board of Governors of the Federal Reserve and the Federal Deposit Insurance Corporation issued a final rule (“Basel III Final Rule”) implementing revised risk-based capital and leverage requirements for banking organizations proposed under Basel III. CIT, as well as the Bank, will be subject to the Basel III Final Rule as of January 1, 2015.

Among other matters, the Basel III Final Rule: (i) introduces a new capital measure called “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandates that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expands the scope of the deductions from and adjustments to capital as compared to existing regulations. For most banking organizations, the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock and the most common form of Tier 2 capital is subordinated notes, which will be subject to the Basel III Final Rule specific requirements. CIT does not currently have either of these forms of capital outstanding.

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

70   CIT GROUP INC

capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The Basel III Final Rule does not change the total risk-based capital requirement for any PCA category.

At March 31, 2014, CIT’s and the Bank’s capital ratios and capital composition exceed the post-transition minimum capital requirements at January 2019. CIT’s capital stock is substantially all Tier 1 Common equity and generally does not include non-qualifying capital instruments subject to transitional deductions. Both CIT and the Bank are subject to a minimum Tier 1 Leverage ratio of 4%. We continue to believe that, as of March 31, 2014, CIT and the Bank would meet all capital requirements under the Basel III Final Rule, including the capital conservation buffer, on a fully phased-in basis as if such requirements were currently effective. As non-advanced approaches banking organizations, CIT and the Bank will not be subject to the Countercyclical Buffer or the supplementary leverage ratio.

Tangible Book Value and Tangible Book Value per Share

Tangible book value represents common equity less goodwill and other intangible assets. A reconciliation of CIT’s total common stockholders’ equity to tangible book value, a non-GAAP measure, follows:

Tangible Book Value and per Share Amounts (dollars in millions, except per share amounts)

	March 31, 2014	December 31, 2013
Total common stockholders’ equity	$8,796.0	$8,838.8
Less: Goodwill	(403.5)	(334.6)
Intangible assets	(18.2)	(20.3)
Tangible book value	$8,374.3	$8,483.9
Book value per share	$45.10	$44.78
Tangible book value per share	$42.94	$42.98

Tangible book value (“TBV”) was down, as the increase in shares repurchased and held in treasury and the goodwill recorded with the Nacco acquisition offset the increase due to net income. TBV per share declined slightly, as the benefits of a decline in outstanding shares and net income were offset by the cost of shares repurchased and the additional goodwill. Book value per share increased as the decline in outstanding shares offset the decrease in common equity.

CIT BANK

The Bank is a state-chartered commercial bank headquartered in Salt Lake City, Utah, that is subject to regulation and examination by the FDIC and the UDFI and is our principal bank subsidiary. The Bank originates and funds lending and leasing activity in the U.S. for CIT’s segments. Asset growth during 2014 reflected solid lending and leasing volume. Deposits grew in support of the increased business. The Bank’s capital and leverage ratios are included in the tables that follow and remain well above required levels.

As detailed in the following Consolidated Balance Sheet table, total assets increased to $16.8 billion, up $0.7 billion from December 31, 2013, related to growth in financing and leasing assets. Cash and deposits with banks was $2.4 billion at March 31, 2014, down slightly from December 31, 2013.

Commercial loans totaled $12.6 billion at March 31, 2014, up from $12.0 billion at December 31, 2013. The increase reflects solid new business activity. The Bank funded $1.7 billion of new business volume during 2014, up 10% from the year-ago quarter and down 22% sequentially. Most of the volume, $1.2 billion, related to NACF, which included various divisions, as well as real estate finance. The remaining amount funded aerospace, rail and maritime transactions in TIF. The Bank also expanded its portfolio of operating lease equipment, which totaled $1.5 billion at March 31, 2014 and comprised primarily of railcars, and now includes aircraft.

CIT Bank deposits were $13.1 billion at March 31, 2014, up from $12.5 billion at December 31, 2013. The weighted average interest rate was 1.58% at March 31, 2014, up slightly from December 31, 2013.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   71

The following presents condensed financial information for CIT Bank.

Condensed Balance Sheets (dollars in millions)

	March 31, 2014	December 31, 2013
ASSETS:
Cash and deposits with banks	$2,377.2	$2,528.6
Investment securities	236.4	234.6
Assets held for sale	95.0	104.5
Commercial loans	12,562.0	12,032.6
Allowance for loan losses	(223.3)	(212.9)
Operating lease equipment, net	1,530.6	1,248.9
Other assets	188.5	195.0
Total Assets	$16,766.4	$16,131.3
LIABILITIES AND EQUITY:
Deposits	$13,129.8	$12,496.2
Long-term borrowings	762.5	854.6
Other liabilities	244.8	183.9
Total Liabilities	14,137.1	13,534.7
Total Equity	2,629.3	2,596.6
Total Liabilities and Equity	$16,766.4	$16,131.3
Capital Ratios
Tier 1 Capital Ratio	16.1%	16.8%
Total Capital Ratio	17.4%	18.1%
Tier 1 Leverage ratio	15.9%	16.9%
Financing and Leasing Assets by Segment (dollars in millions)
North American Commercial Finance	$11,105.6	$10,701.1
Transportation and International Finance	3,006.2	2,606.8
Non-Strategic Portfolios	75.8	78.1
Total	$14,187.6	$13,386.0

Condensed Statements of Operations (dollars in millions)

	Quarters Ended
	March 31, 2014	December 31, 2013	March 31, 2013
Interest income	$157.8	$149.0	$122.8
Interest expense	(51.4)	(47.4)	(39.3)
Net interest revenue	106.4	101.6	83.5
Provision for credit losses	(24.8)	(25.3)	(21.0)
Net interest revenue, after credit provision	81.6	76.3	62.5
Rental income on operating leases	45.8	35.2	20.4
Other income	27.0	33.7	27.4
Total net revenue, net of interest expense and credit provision	154.4	145.2	110.3
Operating expenses	(85.4)	(73.2)	(67.5)
Depreciation on operating lease equipment	(18.2)	(14.7)	(7.2)
Income before provision for income taxes	50.8	57.3	35.6
Provision for income taxes	(17.8)	(19.9)	(14.6)
Net income	$33.0	$37.4	$21.0
New business volume – funded	$1,660.4	$2,141.7	$1,513.2

The Bank’s 2014 results benefited from higher earning assets. The Bank’s provision for credit losses reflects continued growth in loans, while credit metrics remain at or near cyclical lows. For the quarter ended March 31, 2014, net charge-offs as a percentage of average finance receivables were 0.47%, up from 0.13% in each of the year-ago quarter and prior quarter.

Other income in 2014 was down from the year-ago and prior quarters reflecting lower fee revenue. Operating expenses increased reflecting increased Bank activities.

72   CIT GROUP INC

Net Finance Revenue (dollars in millions)

	Quarters Ended
	March 31, 2014	December 31, 2013	March 31, 2013
Interest income	$157.8	$149.0	$122.8
Rental income on operating leases	45.8	35.2	20.4
Finance revenue	203.6	184.2	143.2
Interest expense	(51.4)	(47.4)	(39.3)
Depreciation on operating lease equipment	(18.2)	(14.7)	(7.2)
Maintenance and other operating lease expenses*	(1.8)	(1.1)	(0.8)
Net finance revenue	$132.2	$121.0	$95.9
Average Earning Assets (“AEA”)	$13,832.5	$12,540.8	$9,467.5
As a % of AEA:
Interest income	4.56%	4.75%	5.19%
Rental income on operating leases	1.33%	1.13%	0.86%
Finance revenue	5.89%	5.88%	6.05%
Interest expense	(1.49)%	(1.51)%	(1.66)%
Depreciation on operating lease equipment	(0.52)%	(0.47)%	(0.30)%
Maintenance and other operating lease expenses	(0.05)%	(0.04)%	(0.04)%
Net finance revenue	3.83%	3.86%	4.05%

*	Amounts included in CIT Bank operating expenses.

NFR and NFR as a percentage of AEA (“NFM”) are key metrics used by management to measure the profitability of our lending and leasing assets. NFR includes interest and fee income on our loans and capital leases, interest and dividend income on cash and investments, rental revenue and depreciation from our leased equipment, as well as funding costs. Since our asset composition includes an increasing level of operating lease equipment, NFM is a more appropriate metric for CIT than net interest margin (“NIM”) (a common metric used by other banks), as NIM does not fully reflect the earnings of our portfolio because it includes the impact of debt costs on all our assets but excludes the net revenue (rental income less depreciation and maintenance and other operating lease expenses) from operating leases.

NFR and AEA increased on asset growth. During the first quarter of 2014, the Bank grew its operating lease portfolio, by adding aircraft and railcars which contributed net operating lease revenue of $26 million, up from $12 million in the year-ago quarter and $19 million in the prior quarter.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   73

SELECT DATA AND AVERAGE BALANCES

The following table sets forth selected consolidated financial information regarding our results of operations, balance sheets and certain ratios.

Select Data (dollars in millions)

	At or for the Quarters Ended
	March 31, 2014	December 31, 2013	March 31, 2013
Select Statement of Operations Data
Net interest revenue	$32.4	$52.0	$64.8
Provision for credit losses	(36.7)	(14.4)	(19.5)
Total non-interest income	566.1	591.7	546.5
Total other expenses	(436.1)	(466.0)	(411.0)
Net income	117.2	129.9	162.6
Per Common Share Data
Diluted income per common share	$0.59	$0.65	$0.81
Book value per common share	$45.10	$44.78	$42.21
Tangible book value per common share	$42.94	$42.98	$40.35
Dividends declared per common share	$0.10	$0.10	$–
Performance Ratios
Return on average common stockholders’ equity	5.3%	5.9%	7.7%
Net finance revenue as a percentage of average earning assets	3.66%	3.95%	4.43%
Return on average total assets	0.98%	1.11%	1.47%
Total ending equity to total ending assets	18.1%	18.8%	19.1%
Balance Sheet Data
Loans including receivables pledged	$18,571.7	$18,629.2	$22,120.4
Allowance for loan losses	(352.6)	(356.1)	(386.0)
Operating lease equipment, net	14,182.4	13,035.4	12,290.6
Goodwill	403.5	334.6	345.9
Total cash and short-term investments	8,594.3	7,600.2	6,941.3
Total assets	48,578.1	47,139.0	44,563.4
Deposits	13,189.3	12,526.5	10,701.9
Total long-term borrowings	22,669.1	21,750.0	21,577.0
Total common stockholders’ equity	8,796.0	8,838.8	8,494.4
Credit Quality
Non-accrual loans as a percentage of finance receivables	1.18%	1.29%	1.33%
Net charge-offs as a percentage of average finance receivables	0.76%	0.27%	0.18%
Allowance for loan losses as a percentage of finance receivables	1.90%	1.91%	1.74%
Financial Ratios
Tier 1 Capital Ratio	16.1%	16.7%	16.4%
Total Capital Ratio	16.8%	17.4%	17.1%

74   CIT GROUP INC

Quarterly Average Balances(1) and Associated Income (dollars in millions)

	March 31, 2014			December 31, 2013			March 31, 2013
	Average Balance	Revenue / Expense	Average Rate (%)	Average Balance	Revenue / Expense	Average Rate (%)	Average Balance	Revenue / Expense	Average Rate (%)
Interest bearing deposits	$5,298.1	$4.6	0.35%	$5,660.4	$4.8	0.34%	$5,866.9	$3.5	0.24%
Investments	2,499.7	4.2	0.67%	2,338.8	3.8	0.65%	1,536.2	2.9	0.76%
Loans (including held for sale)(2)(3)
U.S.	19,145.9	235.5	5.27%	18,738.9	242.0	5.56%	17,435.4	254.5	6.27%
Non-U.S.	3,736.7	79.0	8.45%	3,982.0	88.1	8.85%	4,182.5	95.8	9.16%
Total loans(2)	22,882.6	314.5	5.82%	22,720.9	330.1	6.18%	21,617.9	350.3	6.86%
Total interest earning assets / interest income(2)(3)	30,680.4	323.3	4.40%	30,720.1	338.7	4.61%	29,021.0	356.7	5.13%
Operating lease equipment, net (including held for sale)(4)
U.S.(4)	7,349.6	156.2	8.50%	6,885.6	160.7	9.34%	6,391.2	147.4	9.23%
Non-U.S.(4)	6,551.2	135.3	8.26%	6,033.3	124.6	8.26%	6,343.4	153.3	9.67%
Total operating lease equipment, net(4)	13,900.8	291.5	8.39%	12,918.9	285.3	8.83%	12,734.6	300.7	9.45%
Total earning assets(2)	44,581.2	$614.8	5.68%	43,639.0	$624.0	5.90%	41,755.6	$657.4	6.48%
Non-interest earning assets
Cash due from banks	1,055.0			730.5			315.5
Allowance for loan losses	(357.8)			(355.2)			(378.1)
All other non-interest earning assets	2,710.8			2,611.8			2,597.8
Total Average Assets	$47,989.2			$46,626.1			$44,290.8
Borrowings
Deposits	$12,812.2	$51.9	1.62%	$12,148.5	$48.5	1.60%	$10,199.7	$42.3	1.66%
Long-term borrowings(5)	22,252.2	239.0	4.30%	21,558.2	238.2	4.42%	21,794.9	249.6	4.58%
Total interest-bearing liabilities	35,064.4	$290.9	3.32%	33,706.7	$286.7	3.40%	31,994.6	$291.9	3.65%
Credit balances of factoring clients	1,276.3			1,346.5			1,187.3
Other non-interest bearing liabilities	2,829.6			2,706.7			2,679.8
Noncontrolling interests	11.1			10.6			6.7
Stockholders’ equity	8,807.8			8,855.6			8,422.4
Total Average Liabilities and Stockholders’ Equity	$47,989.2			$46,626.1			$44,290.8
Net revenue spread			2.36%			2.50%			2.83%
Impact of non-interest bearing sources			0.63%			0.69%			0.77%
Net revenue/yield on earning assets(2)		$323.9	2.99%		$337.3	3.19%		$365.5	3.60%

(1)	The average balances presented are derived based on month end balances during the year. Tax exempt income was not significant in any of the years presented. Average rates are impacted by FSA accretion and amortization.

(2)	The rate presented is calculated net of average credit balances for factoring clients.

(3)	Non-accrual loans and related income are included in the respective categories.

(4)	Operating lease rental income is a significant source of revenue; therefore, we have presented the rental revenues net of depreciation and net of Maintenance and other operating lease expenses.

(5)	Interest and average rates include FSA accretion, including amounts accelerated due to redemptions or extinguishments, and accelerated original issue discount on debt extinguishment related to the GSI facility.

Interest income on interest bearing deposits and investment securities was not significant in any of the quarters presented. The decline in average interest bearing deposits reflects the investment of cash in investment securities to earn a higher yield. The vast majority of our investment securities are high quality debt, primarily U.S. Treasury securities, U.S. Government Agency securities, and

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   75

supranational and foreign government securities that typically mature in 91 days or less.

Average rates on loans and operating lease equipment decreased from the year-ago quarter reflecting compression on portfolio yields across most of our business, sales of higher-yielding portfolios last year, higher suspended depreciation in the prior year, and lower margin-related fees and lower FSA accretion in the first quarter of 2014. The sequential decline was largely driven by suspended FSA income accretion on our student loan business, higher maintenance and operating lease expenses on transportation equipment, and higher interest expense. These items were partially offset by higher revenues on increased earning assets. The consolidated portfolio yield is expected to benefit from the sale in the second quarter of the student loan business, which had a NFM below 1.00%.

Net operating lease revenue was primarily generated from the commercial air and rail portfolios. Net operating lease revenue decreased from the year-ago quarter, as the benefit of increased assets from the growing aerospace and rail portfolios was more than offset by higher depreciation expense and increased maintenance and other operating lease expenses. Rental income increased from the year-ago and prior quarters as did depreciation expense, reflecting the growing portfolio. The increase in maintenance and other operating lease expenses reflects the growing rail portfolio, and aerospace remarketing expenses resulting from the elevated levels of aircraft re-leasing activity in 2014. During the quarter, on average, lease renewal rates in the rail portfolio were re-pricing higher, while the commercial air portfolio has been re-pricing slightly lower, putting pressure on overall rental revenue. These factors are also reflected in the net operating lease revenue as a percent of AOL. The European rail acquisition reduced that portfolio’s yields, as the acquired portfolio’s net yields were lower.

Interest expense was relatively flat compared to the year-ago and prior quarters, but the year-ago quarter included $18 million of accelerated debt FSA accretion and the prior quarter included $5 million of accelerated debt FSA and OID accretion. Interest expense in the 2014 first quarter was up reflecting the February debt issuance in anticipation of the debt repayment on April 1. At March 31, 2014, long-term borrowings included $270 million of remaining FSA discount on secured borrowings (including $226 million secured by student loans, which was extinguished in conjunction with the sale of the student loan business in April 2014).

The weighted average coupon rate of outstanding deposits and long-term borrowings was 3.09% at March 31, 2014, compared to 3.07% at December 31, 2013 and 3.13% at March 31, 2013. We expect this rate to increase upon sale of the student loan business and the extinguishment of the related secured borrowing, which had a weighted average coupon rate of 0.72%, partially offset by the redemption of $1.3 billion of unsecured 5.25% notes. Pro forma for these events, the weighted average coupon rate would have been 3.25% at March 31, 2014. The weighted average coupon rate of long-term borrowings at March 31, 2014 was 3.90%, compared to 3.87% at December 31, 2013 and 3.83% at March 31, 2013.

Deposits represented 37% of the total deposits and long-term borrowing at March 31, 2013, while unsecured debt was 38% and secured debt was 25%. These proportions will change with the repayment of debt related to the student loan business, and will fluctuate in the future depending upon our capital markets activities.

Deposits have increased, both in dollars and proportion of total CIT funding. The weighted average rate of total CIT deposits was 1.67%, 1.65% and 1.71% at March 31, 2014, December 31, 2013 and March 31, 2013, respectively. Deposits and long-term borrowings are discussed in Funding and Liquidity.

The average long-term borrowings balances presented below were derived based on daily balances and the average rates are based on a 30 days per month day count convention. The average rates include FSA accretion, including amounts accelerated due to redemptions or extinguishments and prepayment costs.

Average Daily Long-term Borrowings Balances and Rates (dollars in millions)

	Quarters Ended
	March 31, 2014			December 31, 2013			March 31, 2013
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Revolving Credit Facility(1)	$–	$4.3	–	$–	$3.8	–	$–	$3.9	–
Senior Unsecured Notes	12,998.4	168.7	5.19%	12,531.6	163.9	5.23%	11,817.0	173.0	5.86%
Secured borrowings	9,302.7	66.0	2.84%	9,042.7	70.5	3.12%	9,997.1	72.7	2.91%
Long-term Borrowings	$22,301.1	$239.0	4.29%	$21,574.3	$238.2	4.42%	$21,814.1	$249.6	4.58%

(1)	Interest expense and average rate includes Facility commitment fees and amortization of Facility deal costs.

76   CIT GROUP INC

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

There have been no significant changes to the methodologies and processes used in developing estimates relating to these items from those described in our 2013 Annual Report on Form 10-K.

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

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   77

Total Net Revenues(1) and Net Operating Lease Revenues(2) (dollars in millions)

	Quarters Ended
	March 31, 2014	December 31, 2013	March 31, 2013
Total Net Revenue
Interest income	$323.3	$338.7	$356.7
Rental income on operating leases	491.9	463.8	476.4
Finance revenue	815.2	802.5	833.1
Interest expense	(290.9)	(286.7)	(291.9)
Depreciation on operating lease equipment	(148.8)	(139.5)	(133.3)
Maintenance and other operating lease expenses	(51.6)	(39.0)	(42.4)
Net finance revenue (NFR)	323.9	337.3	365.5
Other income	74.2	127.9	70.1
Total net revenues	$398.1	$465.2	$435.6
Net Operating Lease Revenue
Rental income on operating leases	$491.9	$463.8	$476.4
Depreciation on operating lease equipment	(148.8)	(139.5)	(133.3)
Maintenance and other operating lease expenses	(51.6)	(39.0)	(42.4)
Net operating lease revenue	$291.5	$285.3	$300.7

Adjusted NFR ($) and Net Finance Margin (NFM) (%) (dollars in millions)

	Quarters Ended
	March 31, 2014		December 31, 2013		March 31, 2013
NFR / NFM	$323.9	3.66%	$337.3	3.95%	$365.5	4.43%
Accelerated FSA net discount/(premium) on debt extinguishments and repurchases	–	–	9.8	0.11%	17.8	0.21%
Accelerated OID on debt extinguishments related to the GSI facility	–	–	(5.2)	(0.06)%	–	–
Adjusted NFR / NFM	$323.9	3.66%	$341.9	4.00%	$383.3	4.64%

The accelerated debt FSA accretion and accelerated OID on debt extinguishment related to the GSI facility (“accelerated OID accretion”), when discussed in combination, is referred to as “accelerated debt FSA and OID accretion”.

Operating Expenses Excluding Restructuring Costs(3) (dollars in millions)

	Quarters Ended
	March 31, 2014	December 31, 2013	March 31, 2013
Operating expenses	$(235.7)	$(287.5)	$(235.3)
Provision for severance and facilities exiting activities	9.9	18.5	5.7
Operating expenses excluding restructuring costs	$(225.8)	$(269.0)	$(229.6)

Earning Assets(4) (dollars in millions)

	March 31, 2014	December 31, 2013	March 31, 2013
Loans	$18,571.7	$18,629.2	$22,120.4
Operating lease equipment, net	14,182.4	13,035.4	12,290.6
Assets held for sale	4,403.0	4,377.9	646.8
Credit balances of factoring clients	(1,213.5)	(1,336.1)	(1,237.7)
Total earning assets	$35,943.6	$34,706.4	$33,820.1

78   CIT GROUP INC

Tangible Book Value(5) (dollars in millions)

	March 31, 2014	December 31, 2013	March 31, 2013
Total common stockholder’s equity	$8,796.0	$8.838.8	$8,494.4
Less: Goodwill	(403.5)	(334.6)	(345.9)
Intangible assets	(18.2)	(20.3)	(27.7)
Tangible book value	$8,374.3	$8,483.9	$8,120.8

(1)	Total net revenues is a non-GAAP measure that represents the combination of net finance revenue and other income and is an aggregation of all sources of revenue for the Company. Total net revenues is used by management to monitor business performance. Given our asset composition includes a high level of operating lease equipment, NFM is a more appropriate metric than net interest margin (“NIM”) (a common metric used by other bank holding companies), as NIM does not fully reflect the earnings of our portfolio because it includes the impact of debt costs of all our assets but excludes the net revenue (rental revenue less depreciation and maintenance and other operating lease expenses) from operating leases.

(2)	Net operating lease revenue is a non-GAAP measure that represents the combination of rental income on operating leases less depreciation on operating lease equipment and maintenance and other operating lease expenses. Net operating lease revenues is used by management to monitor portfolio performance.

(3)	Operating expenses excluding restructuring costs is a non-GAAP measure used by management to compare period over period expenses.

(4)	Earning assets is a non-GAAP measure and are utilized in certain revenue and earnings ratios. Earning assets are net of credit balances of factoring clients. This net amount represents the amounts we fund.

(5)	Tangible book value is a non-GAAP measure, which represents an adjusted common shareholders’ equity balance that has been reduced by goodwill and intangible assets. Tangible book value is used to compute a per common share amount, which is used to evaluate our use of equity.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2014. Based on such evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective.

(b) Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

80   CIT GROUP INC

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

ITEM 1A.  Risk Factors

For a discussion of certain risk factors affecting CIT, see Part I, Item 1A: Risk Factors, of CIT’s 2013 Annual Report on Form 10-K, and Forward-Looking Statements of this Form 10-Q.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information related to purchases by the Company of its common shares during the quarter ended March 31, 2014:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Total Dollar Amount Purchased Under the Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
				(dollars in millions)	(dollars in millions)
December 31, 2013(1)			4,006,941	$193.4	$–
First Quarter Purchases
January 1–31, 2014	550,000	$47.00	550,000	$25.9
February 1–28, 2014	2,333,133	$46.57	2,333,133	108.6
March 1–31, 2014	22,215	$47.90	22,215	1.1
	2,905,348	$46.66	2,905,348	$135.6
March 31, 2014(2)			2,905,348	$135.6	$171.4

(1)	Shares repurchases were subject to a $200 million total that expired on December 31, 2013.

(2)	Shares repurchases are subject to a $307 million total that expires on December 31, 2014.

On January 21, 2014, the Board of Directors approved the repurchase of up to $300 million of common stock through December 31, 2014. In addition, the Board also approved the repurchase of an additional $7 million of common stock, which was the amount unused from our 2013 share repurchase authorization. In April 2014, the Board of Directors authorized an additional share repurchase of up to $300 million of common stock through December 31, 2014, bringing the total authorization for 2014 to $607 million. Management will determine the timing and amount of any share repurchases

Item 1.  Legal Proceedings  81

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

82   CIT GROUP INC

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

Item 6:  Exhibits  83

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

84   CIT GROUP INC

4.24
Fifth Supplemental Indenture, dated as of February 19, 2014, among CIT Group Inc., Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, security registrar and authenticating agent (including the Form of 3.875% Senior Unsecured Note due 2019) (incorporated by reference to Exhibit 4.2 to Form 8-K filed February 19, 2014).

10.1*	Amended and Restated CIT Group Inc. Long-Term Incentive Plan (as amended and restated effective December 10, 2009) (incorporated by reference to Exhibit 4.1 to Form S-8 filed January 11, 2010).

10.2*	CIT Group Inc. Supplemental Retirement Plan (As Amended and Restated Effective as of January 1, 2008) (incorporated by reference to Exhibit 10.27 to Form 10-Q filed May 12, 2008).

10.3*	CIT Group Inc. Supplemental Savings Plan (As Amended and Restated Effective as of January 1, 2008) (incorporated by reference to Exhibit 10.28 to Form 10-Q filed May 12, 2008).

10.4*	New Executive Retirement Plan of CIT Group Inc. (As Amended and Restated as of January 1, 2008) (incorporated by reference to Exhibit 10.29 to Form 10-Q filed May 12, 2008).

10.5*	Letter Agreement, effective February 8, 2010, between CIT Group Inc. and John A. Thain (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 8, 2010).

10.6*	Form of CIT Group Inc. Three Year Stock Salary Award Agreement, dated February 8, 2010 (incorporated by reference to Exhibit 10.2 to Form 8-K filed February 8, 2010).

10.7*	Letter Agreement, dated June 2, 2010, between CIT Group Inc. and Scott T. Parker (incorporated by reference to Exhibit 99.3 to Form 8-K filed July 6, 2010).

10.8*	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Unit Retention Award Agreement (incorporated by reference to Exhibit 10.33 to Form 10-Q filed August 9, 2010).

10.9*	Form of CIT Group Inc. Long-term Incentive Plan Stock Option Award Agreement (One Year Vesting) (incorporated by reference to Exhibit 10.35 to Form 10-Q filed August 9, 2010).

10.10*	Form of CIT Group Inc. Long-term Incentive Plan Stock Option Award Agreement (Three Year Vesting) (incorporated by reference to Exhibit 10.36 to Form 10-Q filed August 9, 2010).

10.11*	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Award Agreement (Three Year Vesting) (incorporated by reference to Exhibit 10.38 to Form 10-Q filed August 9, 2010).

10.12*	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Unit Director Award Agreement (Initial Grant) (incorporated by reference to Exhibit 10.39 to Form 10-Q filed August 9, 2010).

10.13*	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Unit Director Award Agreement (Annual Grant) (incorporated by reference to Exhibit 10.40 to Form 10-Q filed August 9, 2010).

10.14*	Amended and Restated Employment Agreement, dated as of May 7, 2008, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.35 to Form 10-K filed March 2, 2009).

10.15*	Amendment to Employment Agreement, dated December 22, 2008, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.37 to Form 10-K filed March 2, 2009).

10.16*	Letter Agreement, dated April 21, 2010, between CIT Group Inc. and Nelson J. Chai (incorporated by reference to Exhibit 10.31 of Form 10-Q filed August 9, 2011).

10.17*	Letter Agreement, dated April 8, 2010, between CIT Group Inc. and Lisa K. Polsky (incorporated by reference to Exhibit 10.32 of Form 10-Q filed August 9, 2011).

10.18*	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (with Good Reason) (incorporated by reference to Exhibit 10.33 of Form 10-Q filed August 9, 2011).

10.19*	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (without Good Reason) (incorporated by reference to Exhibit 10.34 of Form 10-Q filed August 9, 2011).

Item 6:  Exhibits  85

10.20**
Airbus A320 NEO Family Aircraft Purchase Agreement, dated as of July 28, 2011, between Airbus S.A.S. and C.I.T. Leasing Corporation (incorporated by reference to Exhibit 10.35 of Form 10-Q/A filed February 1, 2012).

10.21**
Amended and Restated Confirmation, dated June 28, 2012, between CIT TRS Funding B.V. and Goldman Sachs International, and Credit Support Annex and ISDA Master Agreement and Schedule, each dated October 26, 2011, between CIT TRS Funding B.V. and Goldman Sachs International, evidencing a $625 billion securities based financing facility (incorporated by reference to Exhibit 10.32 to Form 10-Q filed August 9, 2012).

10.22**
Third Amended and Restated Confirmation, dated June 28, 2012, between CIT Financial Ltd. and Goldman Sachs International, and Amended and Restated ISDA Master Agreement Schedule, dated October 26, 2011 between CIT Financial Ltd. and Goldman Sachs International, evidencing a $1.5 billion securities based financing facility (incorporated by reference to Exhibit 10.33 to Form 10-Q filed August 9, 2012).

10.23**
ISDA Master Agreement and Credit Support Annex, each dated June 6, 2008, between CIT Financial Ltd. and Goldman Sachs International related to a $1.5 billion securities based financing facility (incorporated by reference to Exhibit 10.34 to Form 10-Q filed August 11, 2008).

10.24*	Letter Agreement, dated February 24, 2012, between CIT Group Inc. and Andrew T. Brandman (incorporated by reference to Exhibit 99.2 of Form 8-K filed April 12, 2012).

10.25	Form of CIT Group Inc. Long-Term Incentive Plan Performance Stock Unit Award Agreement (with Good Reason) (incorporated by reference to Exhibit 10.36 to Form 10-Q filed May 10, 2012).

10.26	Form of CIT Group Inc. Long-Term Incentive Plan Performance Stock Unit Award Agreement (without Good Reason) (incorporated by reference to Exhibit 10.37 to Form 10-Q filed May 10, 2012).

10.27*
Assignment and Extension of Employment Agreement, dated February 6, 2013, by and among CIT Group Inc., C. Jeffrey Knittel and C.I.T. Leasing Corporation (incorporated by reference to Exhibit 10.34 to Form 10-Q filed November 6, 2013).

10.28*	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement.

10.29*
Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (Executives with Employment Agreements) (incorporated by reference to Exhibit 10.37 to Form 10-K filed March 1, 2013) (incorporated by reference to Exhibit 10.37 to Form 10-Q filed November 6, 2013).

10.30*	CIT Employee Severance Plan (Effective as of November 6, 2013)(incorporated by reference to Exhibit 10.37 in Form 10-Q filed November 6, 2013).

12.1	CIT Group Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges.

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

101.INS
XBRL Instance Document (Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Comprehensive Income (Loss), (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

101.SCH	XBRL Taxonomy Extension Schema Document.

86   CIT GROUP INC

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.

**	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for granting confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

***	This information is furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not incorporated by reference into any filing under the Securities Act of 1933.

Item 6:  Exhibits  87

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 9, 2014	CIT GROUP INC.

/s/ Scott T. Parker
Scott T. Parker
Executive Vice President and Chief Financial Officer

/s/ E. Carol Hayles
E. Carol Hayles
Executive Vice President and Controller

88   CIT GROUP INC