Form 10-Q
period 2014-06-30
CIT GROUP INC
filed 2014-08-06
CIK 1171825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X|	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2014	| |	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-31369

CIT GROUP INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-1051192 (IRS Employer Identification Number)

11 West 42nd Street New York, New York (Address of Registrant’s principal executive offices)	10036 (Zip Code)

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

As of July 31, 2014 there were 185,651,618 shares of the registrant’s common stock outstanding.

Table of Contents   1

Part One—Financial Information

ITEM 1. Consolidated Financial Statements

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited) (dollars in millions – except share data)

	June 30, 2014	December 31, 2013
Assets
Cash and due from banks, including restricted balances of $244.8 and $178.1 at June 30, 2014 and December 31, 2013(1), respectively	$1,055.0	$680.1
Interest bearing deposits, including restricted balances of $557.8 and $785.5 at June 30, 2014 and December 31, 2013(1), respectively	5,372.6	5,364.6
Investment securities	823.1	2,630.7
Assets held for sale(1)	1,328.9	1,003.4
Loans (see Note 6 for amounts pledged)	18,604.4	18,629.2
Allowance for loan losses	(341.0)	(356.1)
Total loans, net of allowance for loan losses(1)	18,263.4	18,273.1
Operating lease equipment, net (see Note 6 for amounts pledged)(1)	14,788.3	13,035.4
Unsecured counterparty receivable	565.8	301.6
Goodwill	403.1	334.6
Other assets, including $36.4 and $50.3 at June 30, 2014 and December 31, 2013, respectively, at fair value	1,551.5	1,694.1
Assets of discontinued operation(1)	1.0	3,821.4
Total Assets	$44,152.7	$47,139.0
Liabilities
Deposits	$13,939.0	$12,526.5
Credit balances of factoring clients	1,296.5	1,336.1
Other liabilities, including $118.4 and $111.0 at June 30, 2014 and December 31, 2013, respectively, at fair value	2,741.5	2,664.3
Long-term borrowings, including $2,571.1 and $2,510.4 contractually due within twelve months at June 30, 2014 and December 31, 2013, respectively	17,545.5	18,484.5
Liabilities of discontinued operation(1)	0.9	3,277.6
Total Liabilities	35,523.4	38,289.0
Stockholders’ Equity
Common stock: $0.01 par value, 600,000,000 authorized
Issued: 203,092,918 and 202,182,395 at June 30, 2014 and December 31, 2013, respectively	2.0	2.0
Outstanding: 185,645,226 and 197,403,751 at June 30, 2014 and December 31, 2013, respectively
Paid-in capital	8,582.0	8,555.4
Retained earnings	905.8	581.0
Accumulated other comprehensive loss	(77.5)	(73.6)
Treasury stock: 17,447,692 and 4,778,644 shares at June 30, 2014 and December 31, 2013 at cost, respectively	(794.7)	(226.0)
Total Common Stockholders’ Equity	8,617.6	8,838.8
Noncontrolling minority interests	11.7	11.2
Total Equity	8,629.3	8,850.0
Total Liabilities and Equity	$44,152.7	$47,139.0

(1)	The following table presents information on assets and liabilities related to Variable Interest Entities (VIEs) that are consolidated by the Company. The difference between VIE total assets and total liabilities represents the Company’s interests in those entities, which were eliminated in consolidation. The assets of the consolidated VIEs will be used to settle the liabilities of those entities and, except for the Company’s interest in the VIEs, are not available to the creditors of CIT or any affiliates of CIT.

Assets
Cash and interest bearing deposits, restricted	$357.1	$516.4
Assets held for sale	–	96.7
Total loans, net of allowance for loan losses	2,802.2	3,109.7
Operating lease equipment, net	3,514.5	4,569.9
Other	9.4	11.9
Assets of discontinued operation	–	3,438.2
Total Assets	$6,683.2	$11,742.8
Liabilities
Beneficial interests issued by consolidated VIEs (classified as long-term borrowings)	$4,112.3	$5,156.4
Liabilities of discontinued operation	–	3,265.6
Total Liabilities	$4,112.3	$8,422.0

The accompanying notes are an integral part of these consolidated financial statements.

2   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (dollars in millions – except share data)

	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest income
Interest and fees on loans	$301.4	$312.0	$594.8	$628.1
Interest and dividends on interest bearing deposits and investments	8.4	7.1	17.2	13.5
Interest income	309.8	319.1	612.0	641.6
Interest expense
Interest on long-term borrowings	(206.1)	(217.8)	(426.1)	(449.6)
Interest on deposits	(56.1)	(44.8)	(108.0)	(87.1)
Interest expense	(262.2)	(262.6)	(534.1)	(536.7)
Net interest revenue	47.6	56.5	77.9	104.9
Provision for credit losses	(10.2)	(14.6)	(46.9)	(34.1)
Net interest revenue, after credit provision	37.4	41.9	31.0	70.8
Non-interest income
Rental income on operating leases	519.6	484.3	1,011.5	960.7
Other income	93.7	79.2	164.8	149.2
Total non-interest income	613.3	563.5	1,176.3	1,109.9
Total revenue, net of interest expense and credit provision	650.7	605.4	1,207.3	1,180.7
Other expenses
Depreciation on operating lease equipment	(157.3)	(133.6)	(306.1)	(266.9)
Maintenance and other operating lease expenses	(49.0)	(40.3)	(100.6)	(82.7)
Operating expenses	(225.0)	(226.1)	(458.5)	(457.0)
Loss on debt extinguishment	(0.4)	–	(0.4)	–
Total other expenses	(431.7)	(400.0)	(865.6)	(806.6)
Income from continuing operations before provision for income taxes	219.0	205.4	341.7	374.1
Provision for income taxes	(18.1)	(29.3)	(31.6)	(42.1)
Income from continuing operations, before attribution of noncontrolling interests	200.9	176.1	310.1	332.0
Net income attributable to noncontrolling interests, after tax	(5.7)	(0.5)	–	(3.5)
Income from continuing operations	195.2	175.6	310.1	328.5
Discontinued Operation
Income (loss) from discontinued operation, net of taxes	(231.1)	8.0	(228.8)	17.7
Gain on sale of discontinued operation	282.8	–	282.8	–
Income from discontinued operation, net of taxes	51.7	8.0	54.0	17.7
Net Income	$246.9	$183.6	$364.1	$346.2
Basic income per common share
Income from continuing operations	$1.03	$0.87	$1.61	$1.63
Income from discontinued operation	0.27	0.04	0.28	0.09
Basic income per share	$1.30	$0.91	$1.89	$1.72
Diluted income per common share
Income from continuing operations	$1.02	$0.87	$1.60	$1.62
Income from discontinued operation	0.27	0.04	0.28	0.09
Diluted income per share	$1.29	$0.91	$1.88	$1.71
Average number of common shares (thousands)
Basic	190,231	201,313	193,134	201,231
Diluted	191,077	202,313	194,036	202,046
Dividends declared per common share	$0.10	$–	$0.20	$–

The accompanying notes are an integral part of these consolidated financial statements.

Item 1.  Consolidated Financial Statements  3

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited) (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income from continuing operations, before attribution of noncontrolling interests	$200.9	$176.1	$310.1	$332.0
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(3.0)	(2.3)	(7.3)	(7.3)
Changes in fair values of derivatives qualifying as cash flow hedges	(0.1)	–	(0.1)	–
Net unrealized gains (losses) on available for sale securities	0.1	(0.9)	0.3	(1.3)
Changes in benefit plans net gain (loss) and prior service (cost)/credit	1.6	0.9	3.2	0.8
Other comprehensive loss, net of tax	(1.4)	(2.3)	(3.9)	(7.8)
Comprehensive income before noncontrolling interests and discontinued operation	199.5	173.8	306.2	324.2
Comprehensive loss (income) attributable to noncontrolling interests	(5.7)	(0.5)	–	(3.5)
Income from discontinued operation, net of taxes	51.7	8.0	54.0	17.7
Comprehensive income	$245.5	$181.3	$360.2	$338.4

The accompanying notes are an integral part of these consolidated financial statements.

4   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (dollars in millions)

	Common Stock	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Minority Interests	Total Equity
December 31, 2013	$2.0	$8,555.4	$581.0	$(73.6)	$(226.0)	$11.2	$8,850.0
Net income			364.1				364.1
Other comprehensive loss, net of tax				(3.9)			(3.9)
Dividends paid			(39.3)				(39.3)
Amortization of restricted stock, stock option and performance shares expenses and shares withheld to cover taxes upon vesting		25.9			(16.6)		9.3
Repurchase of common stock					(552.1)		(552.1)
Employee stock purchase plan		0.7					0.7
Distribution of earnings and capital						0.5	0.5
June 30, 2014	$2.0	$8,582.0	$905.8	$(77.5)	$(794.7)	$11.7	$8,629.3
December 31, 2012	$2.0	$8,501.8	$(74.6)	$(77.7)	$(16.7)	$4.7	$8,339.5
Net income (loss)			346.2			3.5	349.7
Other comprehensive income, net of tax				(7.8)			(7.8)
Amortization of restricted stock and stock option expenses		27.9			(11.9)		16.0
Repurchase of common stock					(12.5)		(12.5)
Employee stock purchase plan		0.5					0.5
Distribution of earnings and capital						0.1	0.1
June 30, 2013	$2.0	$8,530.2	$271.6	$(85.5)	$(41.1)	$8.3	$8,685.5

The accompanying notes are an integral part of these consolidated financial statements.

Item 1.  Consolidated Financial Statements  5

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (dollars in millions)

	Six Months Ended June 30,
	2014	2013
Cash Flows From Operations
Net income	$364.1	$346.2
Adjustments to reconcile net income to net cash flows from operations:
Provision for credit losses	46.9	34.1
Net depreciation, amortization and (accretion)	586.3	331.4
Net gains on equipment, receivable and investment sales	(308.7)	(60.4)
Provision for deferred income taxes	5.6	30.8
Increase in finance receivables held for sale	(64.5)	(22.6)
Decrease in other assets	148.1	31.8
Increase (decrease) in accrued liabilities and payables	27.9	(163.7)
Net cash flows provided by operations	805.7	527.6
Cash Flows From Investing Activities
Loans originated and purchased	(7,839.8)	(9,170.7)
Principal collections of loans	6,627.2	7,614.7
Purchases of investment securities	(7,188.8)	(8,332.1)
Proceeds from maturities of investment securities	9,007.5	7,837.3
Proceeds from asset and receivable sales	2,120.5	867.5
Purchases of assets to be leased and other equipment	(1,725.7)	(743.3)
Net increase in short-term factoring receivables	(15.8)	(66.4)
Acquisitions, net of cash received	(245.5)	–
Change in restricted cash	255.5	221.7
Net cash flows provided by (used in) investing activities	995.1	(1,771.3)
Cash Flows From Financing Activities
Proceeds from the issuance of term debt	1,356.4	170.5
Repayments of term debt	(3,475.0)	(1,281.9)
Net increase in deposits	1,412.8	1,489.5
Collection of security deposits and maintenance funds	261.3	278.3
Use of security deposits and maintenance funds	(221.0)	(281.6)
Repurchase of common stock	(552.1)	(12.5)
Dividends paid	(39.3)	–
Net cash flows (used in) provided by financing activities	(1,256.9)	362.3
Increase (decrease) in unrestricted cash and cash equivalents	543.9	(881.4)
Unrestricted cash and cash equivalents, beginning of period	5,081.1	5,636.2
Unrestricted cash and cash equivalents, end of period	$5,625.0	$4,754.8
Supplementary Cash Flow Disclosure
Interest paid	$(524.7)	$(507.3)
Federal, foreign, state and local income taxes paid, net	$(16.3)	$(68.6)
Supplementary Non Cash Flow Disclosure
Transfer of assets from held for investment to held for sale	$1,213.9	$950.3
Transfer of assets from held for sale to held for investment	$31.0	$8.0

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

Discontinued Operation

On April 25, 2014, the Company completed the sale of its student lending business. As a result, the student lending business is reported as a discontinued operation. The business had been included in the Non-Strategic Portfolios segment and consisted of a portfolio of U.S. Government-guaranteed student loans. The portfolio was in run-off and had been transferred to assets held for sale (“AHFS”) at the end of 2013. See Note 2 — Discontinued Operation.

Revisions

In preparing the financial statements for the quarter ended March 31, 2014, the Company discovered and corrected in its first quarter report on Form 10-Q an immaterial error impacting the classification of Interest Bearing Deposits and Cash and due from Banks in the amount of $300 million as of December 31, 2013.

The Company also discovered and corrected an immaterial error impacting the classification of railcar maintenance expenses. Management determined that railcar maintenance expenses, which reduced “Rental income on operating leases”, should be reflected as a separate line item in the “Other expenses” section of the Company’s Consolidated Statement of Operations (i.e., gross presentation). These classification errors had no impact on the Company’s Consolidated Balance Sheet or Consolidated Statement of Cash Flows in any period.

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

For public entities, the guidance is effective for annual periods beginning on or after December 15, 2014 and interim periods within that year. The ASU is applied prospectively. However, all entities may early adopt the guidance for new disposals (or new classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. CIT did not early adopt the ASU as it pertains to the student lending business, which was classified as held for sale since December 2013 and reported as a discontinued operation as of June 30, 2014. CIT will evaluate any future dispositions under this ASU.

Revenue Recognition

The FASB issued ASU No. 2014-09, Revenue from Contracts with Customer, which will supersede virtually all of the revenue recognition guidance in US GAAP.

The core principle of the five-step model is that a company will recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. In doing so, many companies will have to make more estimates and use more judgment than they do under current US GAAP. The five-step analysis of transactions, to determine when and how revenue is recognized, includes:

1.	Identify the contract with the customer.

2.	Identify the performance obligations in the contract.

3.	Determine the transaction price.

4.	Allocate the transaction price to the performance obligations.

5.	Recognize revenue when or as each performance obligation is satisfied.

Companies can choose to apply the standard using either the full retrospective approach or a modified retrospective approach. Under the modified approach, financial statements will be prepared for the year of adoption using the new standard, but prior periods won’t be adjusted. Instead, companies will recognize a cumulative catch-up adjustment to the opening balance of retained earnings at the effective date for contracts that still require performance by the company and disclose all line items in the year of adoption as if they were prepared under today’s revenue guidance.

The FASB has set an effective date of fiscal years beginning after December 15, 2016 for public entities. However, public companies that choose full retrospective application will need to apply the standard to amounts they report for 2015 and 2016 on the face of their 2017 financial statements. They also will have to apply the standard to earlier periods to produce the five-year selected financial data table unless SEC staff provides relief from this requirement. CIT is currently evaluating the impact of adopting this ASU.

Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period

The FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, in June 2014.

The ASU directs that a performance target that affects vesting and can be achieved after the requisite service period is a performance condition. That is, compensation cost would be recognized over the required service period if it is probable that the performance condition would be achieved. The total amount of compensation cost recognized during and after the requisite service period would reflect the number of awards that are expected to vest and would be adjusted to reflect those awards that ultimately vest.

The ASU does not require additional disclosures. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the

8   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this ASU as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost.

The ASU is effective for annual periods beginning after December 15, 2015 and interim periods within those years. Early adoption is permitted. CIT is currently evaluating the impact of adopting this ASU and is reviewing existing awards for applicability.

NOTE 2 — DISCONTINUED OPERATION

On April 25, 2014 the Company completed the sale of its student lending business, along with certain secured debt and servicing rights. As a result, the student lending business is reported as a discontinued operation for all periods presented. The business was in run-off and $3.4 billion in portfolio assets were classified as assets held for sale as of December 31, 2013.

The operating results and the assets and liabilities of the discontinued operation, which was formerly included in the Non-Strategic Portfolios segment, are presented separately in the Company’s Consolidated Financial Statements. Summarized financial information for the discontinued business is shown below. Prior period balances have been adjusted to present the operations of the student lending business as a discontinued operation.

In connection with the classification of the student lending business as a discontinued operation, certain indirect operating expenses that previously had been allocated to the business, have instead been allocated to Corporate and Other as part of continuing operations and are not included in the summary of discontinued operation presented in the table below. The total incremental pretax amounts of indirect overhead expense that were previously allocated to the student lending business and remain in continuing operations were approximately $0.8 million and $2.2 million for the quarters ended June 30, 2014 and 2013 and $1.7 million and $4.4 million for the six months ended June 30, 2014 and 2013, respectively.

Interest expense allocated to discontinued operation corresponds to debt of approximately $3.2 billion, net of $224 million of FSA, including $0.8 billion that was repaid using a portion of the cash proceeds. Salaries and general operating expenses included in discontinued operation consists of direct expenses of the student lending business that are separate from ongoing CIT operations and will not continue post disposal.

Income from the discontinued operation was $51.7 million for the quarter ended June 30, 2014, reflecting the benefit of proceeds received in excess of the net carrying value of assets and liabilities sold. The interest expense primarily reflects the acceleration of FSA accretion of $224 million on the extinguishment of the debt, while the gain on sale mostly reflects the excess of purchase price over net assets, and amounts received for the sale of servicing rights.

Assets and Liabilities of Discontinued Operation (dollars in millions)

	June 30, 2014	December 31, 2013
Assets:
Assets held for sale	$–	$3,374.5
Cash	0.9	94.5
Other assets	0.1	352.4
Total assets	$1.0	$3,821.4
Liabilities:
Long-term borrowings (secured)	$–	$3,265.6
Other liabilities	0.9	12.0
Total Liabilities	$0.9	$3,277.6

Item 1.  Consolidated Financial Statements  9

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Operating Results of Discontinued Operation (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total interest income	$5.8	$33.3	$27.0	$67.4
Total interest expense	(229.2)	(18.9)	(248.2)	(36.7)
Other income	(5.1)	0.2	(2.1)	0.3
Operating expenses	(1.3)	(3.7)	(3.5)	(8.0)
Income (loss) from discontinued operation before provision for income taxes	(229.8)	10.9	(226.8)	23.0
Provision for income taxes	(1.3)	(2.9)	(2.0)	(5.3)
Income (loss) from discontinued operation, net of taxes	(231.1)	8.0	(228.8)	17.7
Gain on sale of discontinued operation	282.8	–	282.8	–
Income from discontinued operation, net of taxes	$51.7	$8.0	$54.0	$17.7

The individual assets and liabilities of the discontinued Student Lending operation are combined in the captions “Assets of discontinued operation” and “Liabilities of discontinued operation” in the consolidated Balance Sheet.

NOTE 3 — LOANS

Finance receivables consist of the following:

Finance Receivables by Product (dollars in millions)

	June 30, 2014	December 31, 2013
Loans	$13,895.6	$13,814.3
Direct financing leases and leveraged leases	4,708.8	4,814.9
Finance receivables	18,604.4	18,629.2
Finance receivables held for sale	1,102.4	794.3
Finance and held for sale receivables(1)	$19,706.8	$19,423.5

(1)	Assets held for sale on the Balance Sheet includes finance receivables and operating lease equipment. As discussed in subsequent tables, since the Company manages the credit risk and collections of finance receivables held for sale consistently with its finance receivables held for investment, the aggregate amount is presented in this table.

The following table presents finance receivables by segment, based on obligor location:

Finance Receivables (dollars in millions)

	June 30, 2014			December 31, 2013
	Domestic	Foreign	Total	Domestic	Foreign	Total
Transportation & International Finance	$765.8	$2,462.5	$3,228.3	$666.6	$2,827.8	$3,494.4
North American Commercial Finance	13,893.2	1,482.9	15,376.1	13,196.7	1,496.4	14,693.1
Non-Strategic Portfolios	–	–	–	117.9	323.8	441.7
Total	$14,659.0	$3,945.4	$18,604.4	$13,981.2	$4,648.0	$18,629.2

The following table presents selected components of the net investment in finance receivables:

Components of Net Investment in Finance Receivables (dollars in millions)

	June 30, 2014	December 31, 2013
Unearned income	$(935.3)	$(942.0)
Unamortized (discounts)	(27.1)	(47.9)
Net unamortized deferred costs and (fees)	58.9	49.7

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

The definitions of these ratings are as follows:

■	Pass – finance receivables in this category do not meet the criteria for classification in one of the categories below.

■	Special mention – a special mention asset exhibits potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects.

■	Classified – a classified asset ranges from: (1) assets that exhibit a well-defined weakness and are inadequately protected by the current sound worth and paying capacity of the borrower, and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected to (2) assets with weaknesses that make collection or liquidation in full unlikely on the basis of current facts, conditions, and values. Assets in this classification can be accruing or on non-accrual depending on the evaluation of these factors.

Finance and Held for Sale Receivables — by Risk Rating (dollars in millions)

	Transportation & International Finance		North American Commercial Finance
Grade:	Transportation Finance	International Finance	Corporate Finance	Equipment Finance	Real Estate Finance	Commercial Services	Subtotal	Non-Strategic Portfolios	Total
June 30, 2014
Pass	$2,065.6	$1,382.4	$6,403.3	$3,547.6	$1,661.0	$1,798.3	$16,858.2	$478.5	$17,336.7
Special mention	11.8	98.9	677.8	258.3	76.6	273.6	1,397.0	68.4	1,465.4
Classified – accruing	48.7	59.3	189.0	215.4	–	176.6	689.0	25.3	714.3
Classified – non-accrual	15.1	25.7	58.9	73.4	–	–	173.1	17.3	190.4
Total	$2,141.2	$1,566.3	$7,329.0	$4,094.7	$1,737.6	$2,248.5	$19,117.3	$589.5	$19,706.8
December 31, 2013
Pass	$1,627.4	$1,530.3	$5,783.1	$3,355.2	$1,554.8	$1,804.6	$15,655.4	$685.5	$16,340.9
Special mention	28.6	145.8	769.5	363.5	–	314.7	1,622.1	350.1	1,972.2
Classified – accruing	97.2	36.2	233.6	266.0	–	138.9	771.9	97.8	869.7
Classified – non-accrual	14.3	21.0	83.8	59.4	–	4.2	182.7	58.0	240.7
Total	$1,767.5	$1,733.3	$6,870.0	$4,044.1	$1,554.8	$2,262.4	$18,232.1	$1,191.4	$19,423.5

Item 1.  Consolidated Financial Statements  11

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Past Due and Non-accrual Loans

The table that follows presents portfolio delinquency status, regardless of accrual/non-accrual classification:

Finance and Held for Sale Receivables — Delinquency Status (dollars in millions)

	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater	Total Past Due 30 Days or Greater	Current	Total Finance Receivables
June 30, 2014
Transportation Finance	$–	$0.6	$16.4	$17.0	$2,124.2	$2,141.2
International Finance	45.5	25.2	16.7	87.4	1,478.9	1,566.3
Corporate Finance	–	–	6.6	6.6	7,322.4	7,329.0
Equipment Finance	101.7	28.0	20.5	150.2	3,944.5	4,094.7
Real Estate Finance	–	–	–	–	1,737.6	1,737.6
Commercial Services	30.2	2.2	1.3	33.7	2,214.8	2,248.5
Sub-total	177.4	56.0	61.5	294.9	18,822.4	19,117.3
Non-Strategic Portfolios	19.0	5.8	5.6	30.4	559.1	589.5
Total	$196.4	$61.8	$67.1	$325.3	$19,381.5	$19,706.8
December 31, 2013
Transportation Finance	$18.3	$0.9	$0.5	$19.7	$1,747.8	$1,767.5
International Finance	30.6	11.6	12.6	54.8	1,678.5	1,733.3
Corporate Finance	–	–	17.8	17.8	6,852.2	6,870.0
Equipment Finance	116.6	30.0	18.6	165.2	3,878.9	4,044.1
Real Estate Finance	–	–	–	–	1,554.8	1,554.8
Commercial Services	47.9	2.4	1.0	51.3	2,211.1	2,262.4
Sub-total	213.4	44.9	50.5	308.8	17,923.3	18,232.1
Non-Strategic Portfolios	29.7	7.9	16.2	53.8	1,137.6	1,191.4
Total	$243.1	$52.8	$66.7	$362.6	$19,060.9	$19,423.5

The following table sets forth non-accrual loans and assets received in satisfaction of loans (repossessed assets). Non-accrual loans include loans that are individually evaluated and determined to be impaired (generally loans with balances greater than $500,000), as well as other, smaller balance loans placed on non-accrual due to delinquency (generally 90 days or more).

Finance Receivables on Non-accrual Status (dollars in millions)

	June 30, 2014			December 31, 2013
	Held for Investment	Held for Sale	Total	Held for Investment	Held for Sale	Total
Transportation Finance	$15.1	$–	$15.1	$14.3	$–	$14.3
International Finance	25.7	–	25.7	21.0	–	21.0
Corporate Finance	58.9	–	58.9	83.5	0.3	83.8
Equipment Finance	73.4	–	73.4	59.4	–	59.4
Commercial Services	–	–	–	4.2	–	4.2
Sub-total	173.1	–	173.1	182.4	0.3	182.7
Non-Strategic Portfolios	–	17.3	17.3	17.6	40.4	58.0
Total	$173.1	$17.3	$190.4	$200.0	$40.7	$240.7
Repossessed assets			1.2			7.0
Total non-performing assets			$191.6			$247.7
Total Accruing loans past due 90 days or more			$10.6			$9.9

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

Impaired Loans (dollars in millions)

				Six Months Ended June 30,
	June 30, 2014			2014	2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Average Recorded Investment
With no related allowance recorded:
Transportation Finance	$–	$–	$–	$–	$3.6
International Finance	13.6	20.9	–	8.5	5.5
Corporate Finance	132.2	139.5	–	131.1	159.5
Equipment Finance	5.9	6.9	–	6.1	7.8
Real Estate Finance	–	–	–	–	–
Commercial Services	7.0	7.0	–	8.2	10.5
Non-Strategic Portfolios	–	–	–	5.6	32.1
With an allowance recorded:
Transportation Finance	15.1	15.1	0.7	15.0	15.8
International Finance	2.4	2.4	2.0	0.8	–
Corporate Finance	46.0	47.2	19.3	48.9	95.4
Equipment Finance	1.1	1.1	0.2	0.4	–
Real Estate Finance	–	–	–	–	–
Commercial Services	–	–	–	2.0	4.1
Non-Strategic Portfolios	–	–	–	–	1.7
Total Impaired Loans(1)	223.3	240.1	22.2	226.6	336.0
Total Loans Impaired at Convenience Date(2)	20.8	50.0	0.6	43.2	90.3
Total	$244.1	$290.1	$22.8	$269.8	$426.3

Item 1.  Consolidated Financial Statements  13

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Impaired Loans (dollars in millions) continued

				Year Ended
	December 31, 2013			December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Transportation Finance	$–	$–	$–	$2.2
International Finance	6.9	24.5	–	6.9
Corporate Finance	136.1	150.1	–	152.8
Equipment Finance	5.8	7.9	–	7.0
Commercial Services	9.1	9.1	–	10.0
Non-Strategic Portfolios	10.2	12.5	–	24.0
With an allowance recorded:
Transportation Finance	14.3	14.3	0.6	12.4
Corporate Finance	50.6	51.7	28.8	79.7
Commercial Services	4.2	4.2	1.0	4.6
Non-Strategic Portfolios	–	–	–	1.0
Total Impaired Loans(1)	237.2	274.3	30.4	300.6
Total Loans Impaired at Convenience date(2)	54.1	95.8	1.0	77.9
Total	$291.3	$370.1	$31.4	$378.5

(1)	Interest income recorded for the six months ended June 30, 2014 and 2013 while the loans were impaired was $6.2 million and $8.8 million, respectively, of which $0.8 million was interest recognized using the cash-basis method of accounting in both years. Interest income recorded for the year ended December 31, 2013 while the loans were impaired was $17.7 million, of which $3.5 million was interest recognized using the cash-basis method of accounting.

(2)	Details of finance receivables that were identified as impaired at the Convenience Date are presented under Loans and Debt Securities Acquired with Deteriorated Credit Quality.

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

Impairment is measured as the shortfall between estimated value and recorded investment in the finance receivable. A specific allowance or charge-off is recorded for the shortfall. In instances where the estimated value exceeds the recorded investment, no specific allowance is recorded. The estimated value is determined using fair value of collateral and other cash flows if the finance receivable is collateralized, the present value of expected future cash flows discounted at the contract’s effective interest rate, or market price. In instances when the Company measures impairment based on the present value of expected future cash flows, the change in present value is reported in the provision for credit losses.

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

At June 30, 2014 and December 31, 2013, the carrying amounts approximated $20 million and $55 million, respectively, and the outstanding balance approximated $50 million and $95 million, respectively. The outstanding balance represents the sum of contractual principal, interest and fees earned at the reporting date, calculated as pre-FSA net investment plus inception to date charge-offs. The allowance for loan losses on these loans was $0.6 million and $1.0 million at June 30, 2014 and December 31, 2013.

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

The recorded investment of TDRs at June 30, 2014 and December 31, 2013 was $162.8 million and $220.9 million, of which 22% and 33%, respectively were on non-accrual. North American Commercial Finance receivables accounted for 98% of the total TDRs at June 30, 2014 and 80% at December 31, 2013, and there were $6.1 million and $7.1 million, respectively, of commitments to lend additional funds to borrowers whose loan terms have been modified in TDRs.

Recorded investment related to modifications qualifying as TDRs that occurred during the quarters ended June 30, 2014 and 2013 were $2.1 million and $19.9 million, respectively, and $10.7 million and $22.3 million for the six month periods. The recorded investment of TDRs that experience a payment default (payment default is one missed payment) at the time of default, during the quarters ended June 30, 2014 and 2013, and for which the payment default occurred within one year of the modification totaled $0.2 million and $0.1 million, respectively, and $0.5 million and $3.3 million for the six month periods. The June 30, 2014 defaults related to Equipment Financing and Non-Strategic Portfolios and essentially all of the June 30, 2013 defaults related to Corporate Finance.

The financial impact of the various modification strategies that the Company employs in response to borrower difficulties is described below. While the discussion focuses on the second quarter of 2014 amounts, the overall nature and impact of modification programs were comparable in the prior year.

Item 1.  Consolidated Financial Statements  15

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

■	The nature of modifications qualifying as TDR's based upon recorded investment at June 30, 2014 was comprised of payment deferrals for 92% and covenant relief and/or other for 8%. December 31, 2013 TDR recorded investment was comprised of payment deferrals for 88%, covenant relief and/or other for 11%, and interest rate reductions and debt forgiveness for 1%;

■	Payment deferrals, the Company’s most common type of modification program, result in lower net present value of cash flows and increased provision for credit losses to the extent applicable. The financial impact of these modifications is not significant given the moderate length of deferral periods;

■	Interest rate reductions result in lower amounts of interest being charged to the customer, but are a relatively small part of the Company’s restructuring programs. Additionally, in some instances, modifications improve the Company’s economic return through increased interest rates and fees, but are reported as TDRs due to assessments regarding the borrowers’ ability to independently obtain similar funding in the market and assessments of the relationship between modified rates and terms and comparable market rates and terms. The weighted average change in interest rates for all TDRs occurring during the quarter ended June 30, 2014 was immaterial;

■	Debt forgiveness, or the reduction in amount owed by borrower, results in incremental provision for credit losses, in the form of higher charge-offs. While these types of modifications have the greatest individual impact on the allowance, the amounts of principal forgiveness for TDRs occurring during the quarter ended June 30, 2014 were not significant, as debt forgiveness is a relatively small component of the Company’s modification programs; and

■	The other elements of the Company’s modification programs do not have a significant impact on financial results given their relative size, or do not have a direct financial impact, as in the case of covenant changes.

16   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 4 — ALLOWANCE FOR LOAN LOSSES

The following table presents changes in the allowance for loan losses:

Allowance for Loan Losses and Recorded Investment in Finance Receivables (dollars in millions)

	Quarter Ended June 30, 2014					Quarter Ended June 30, 2013
	Transportation & International Finance	North American Commercial Finance	Non- Strategic Portfolios	Corporate and Other	Total	Transportation & International Finance	North American Commercial Finance	Non- Strategic Portfolios	Corporate and Other	Total
Beginning balance	$45.7	$306.9	$–	$–	$352.6	$37.1	$310.0	$38.9	$–	$386.0
Provision for credit losses	8.3	2.6	(0.7)	–	10.2	3.7	4.8	6.1	–	14.6
Other(1)	(1.2)	0.6	–	–	(0.6)	(0.1)	(3.0)	(1.2)	–	(4.3)
Gross charge-offs(2)	(15.9)	(13.2)	–	–	(29.1)	(1.3)	(17.3)	(29.5)	–	(48.1)
Recoveries	2.8	4.4	0.7	–	7.9	2.2	13.0	3.8	–	19.0
Allowance balance – end of period	$39.7	$301.3	$–	$–	$341.0	$41.6	$307.5	$18.1	$–	$367.2

	Six Months Ended June 30, 2014					Six Months Ended June 30, 2013
Beginning balance	$46.7	$303.8	$5.6	$–	$356.1	$44.3	$293.7	$41.3	$–	$379.3
Provision for credit losses	20.7	25.8	0.3	0.1	46.9	(1.9)	29.7	6.4	(0.1)	34.1
Other(1)	(1.6)	(3.5)	–	(0.1)	(5.2)	(0.6)	(5.8)	(1.3)	0.1	(7.6)
Gross charge-offs(2)	(30.2)	(35.8)	(7.5)	–	(73.5)	(5.5)	(31.5)	(35.4)	–	(72.4)
Recoveries	4.1	11.0	1.6	–	16.7	5.3	21.4	7.1	–	33.8
Allowance balance – end of period	$39.7	$301.3	$–	$–	$341.0	$41.6	$307.5	$18.1	$–	$367.2

	June 30, 2014					June 30, 2013
Allowance balance:
Loans individually evaluated for impairment	$2.7	$19.5	$–	$–	$22.2	$2.7	$38.8	$–	$–	$41.5
Loans collectively evaluated for impairment	37.0	281.2	–	–	318.2	38.9	267.8	18.1	–	324.8
Loans acquired with deteriorated credit quality(3)	–	0.6	–	–	0.6	–	0.9	–	–	0.9
Allowance balance – end of period	$39.7	$301.3	$–	$–	$341.0	$41.6	$307.5	$18.1	$–	$367.2
Other reserves(1)	$0.5	$30.9	$–	$–	$31.4	$–	$26.7	$0.1	$0.1	$26.9
Finance receivables:
Loans individually evaluated for impairment	$31.1	$192.2	$–	$–	$223.3	$19.9	$241.4	$12.8	$–	$274.1
Loans collectively evaluated for impairment	3,197.1	15,163.2	–	–	18,360.3	3,094.5	13,737.8	976.6	–	17,808.9
Loans acquired with deteriorated credit quality(3)	0.1	20.7	–	–	20.8	0.2	69.9	2.2		72.3
Ending balance	$3,228.3	$15,376.1	$–	$–	$18,604.4	$3,114.6	$14,049.1	$991.6	$–	$18,155.3
Percent of loans to total loans	17.4%	82.6%	–	–	100.0%	17.2%	77.4%	5.5%	–	100.0%

(1)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit and for deferred purchase agreements, all of which is recorded in Other liabilities. “Other” also includes changes relating to sales and foreign currency translations.

(2)	Gross charge-offs include $3 million and $9 million charged directly to the Allowance for loan losses for the quarter and six months ended June 30, 2014, respectively, related to North American Commercial Finance. Gross charge-offs include $9 million and $10 million charged directly to the Allowance for the loan losses for the quarter and six months ended June 30, 2013, respectively, of which $8 million related to North American Commercial Finance and $2 million related to Non-Strategic Portfolios.

(3)	Represents loans considered impaired in FSA and are accounted for under the guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality).

Item 1.  Consolidated Financial Statements  17

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

Investment Securities (dollars in millions)

	June 30, 2014	June 30, 2013
Debt securities available-for-sale	$380.7	$1,487.8
Equity securities available-for-sale	14.2	13.7
Debt securities held-to-maturity(1)	337.4	1,042.3
Non-marketable equity investments(2)	90.8	86.9
Total investment securities	$823.1	$2,630.7

(1)	Recorded at amortized cost less impairment on securities that have credit-related impairment.

(2)	Non-marketable equity investments include $26.4 million and $23.6 million in limited partnerships at June 30, 2014 and December 31, 2013, respectively, accounted for under the equity method. The remaining investments are carried at cost and include qualified Community Reinvestment Act (“CRA”) investments, equity fund holdings and shares issued by customers during loan work out situations or as part of an original loan investment.

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

Realized investment gains totaled $5.6 million and $1.4 million for the quarters and $9.1 million and $3.9 million for the six month periods ended June 30, 2014 and 2013, respectively, and exclude losses from OTTI. OTTI impairments on equity securities recognized in earnings were not material for the quarters and six month periods ended June 30, 2014 and 2013. Impairment amounts in accumulated other comprehensive income (“AOCI”) were not material at June 30, 2014 or December 31, 2013.

In addition, the Company maintained $5.4 billion of interest bearing deposits at June 30, 2014 and December 31, 2013, that are cash equivalents and are classified separately on the balance sheet.

The following table presents interest and dividends on interest bearing deposits and investments:

Interest and Dividend Income (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest income – interest bearing deposits	$4.5	$4.3	$9.1	$7.8
Interest income – investments	3.1	1.8	6.4	3.7
Dividends – investments	0.8	1.0	1.7	2.0
Total interest and dividends	$8.4	$7.1	$17.2	$13.5

18   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Securities Available-for-Sale

The following table presents amortized cost and fair value of securities AFS at June 30, 2014 and December 31, 2013.

Securities Available for Sale — Amortized Cost and Fair Value (dollars in millions)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2014
Debt securities AFS
U.S. government agency obligations	$344.3	$–	$–	$344.3
Supranational and foreign government securities	36.4	–	–	36.4
Total debt securities AFS	380.7	–	–	380.7
Equity securities AFS	13.6	0.6	–	14.2
Total securities AFS	$394.3	$0.6	$–	$394.9
December 31, 2013
Debt securities AFS
U.S. Treasury securities	$649.1	$–	$–	$649.1
U.S. government agency obligations	711.9	–	–	711.9
Supranational and foreign government securities	126.8	–	–	126.8
Total debt securities AFS	1,487.8	–	–	1,487.8
Equity securities AFS	13.5	0.4	(0.2)	13.7
Total securities AFS	$1,501.3	$0.4	$(0.2)	$1,501.5

Debt Securities Held-to-Maturity

The carrying value and fair value of debt securities HTM at June 30, 2014 and December 31, 2013 were as follows:

Debt Securities Held-to-Maturity — Carrying Value and Fair Value (dollars in millions)

	Carrying Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2014
Mortgage-backed securities – U.S. government owned and sponsored agencies	$136.1	$2.2	$(3.2)	$135.1
State and municipal	51.6	–	(2.1)	49.5
Foreign government	35.5	–	–	35.5
Corporate – foreign	114.2	13.4	–	127.6
Total debt securities held-to-maturity	$337.4	$15.6	$(5.3)	$347.7
December 31, 2013
U.S. government agency obligations	$735.5	$0.1	$–	$735.6
Mortgage-backed securities – U.S. government owned and sponsored agencies	96.3	1.7	(5.8)	92.2
State and municipal	57.4	–	(6.5)	50.9
Foreign government	38.3	–	–	38.3
Corporate – foreign	114.8	9.0	–	123.8
Total debt securities held-to-maturity	$1,042.3	$10.8	$(12.3)	$1,040.8

Item 1.  Consolidated Financial Statements  19

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the carrying value and fair value of debt securities HTM by contractual maturity dates:

Debt Securities Held-to-Maturity — Carrying Value and Fair Value Maturities (dollars in millions)

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
U.S. government agency obligations
Total – Due within 1 year	$–	$–	$735.5	$735.6
Mortgage-backed securities – U.S. government owned and sponsored agencies
Due after 5 but within 10 years	1.3	1.3	–	–
Due after 10 years(1)	134.8	133.8	96.3	92.2
Total	136.1	135.1	96.3	92.2
State and municipal
Due within 1 year	0.6	0.6	0.7	0.7
Due after 1 but within 5 years	3.9	3.9	4.4	4.4
Due after 5 but within 10 years	0.6	0.6	0.7	0.7
Due after 10 years(1)	46.5	44.4	51.6	45.1
Total	51.6	49.5	57.4	50.9
Foreign government
Due within 1 year	29.9	29.9	29.8	29.8
Due after 1 but within 5 years	5.6	5.6	8.5	8.5
Total	35.5	35.5	38.3	38.3
Corporate – Foreign
Due within 1 year	0.8	0.9	0.8	0.8
Due after 1 but within 5 years	48.1	55.6	48.6	56.1
After 5 but within 10 years	65.3	71.1	65.4	66.9
Total	114.2	127.6	114.8	123.8
Total debt securities held-to-maturity	$337.4	$347.7	$1,042.3	$1,040.8

(1)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to exercise of call or prepayment rights.

NOTE 6 — LONG-TERM BORROWINGS

The following table presents outstanding long-term borrowings:

Long-term Borrowings (dollars in millions)

	June 30, 2014			December 31, 2013
	CIT Group Inc.	Subsidiaries	Total	Total
Senior Unsecured Notes(1)	$12,232.0	$0.4	$12,232.4	$12,531.6
Secured Borrowings	–	5,313.1	5,313.1	5,952.9
Total Long-term Borrowings	$12,232.0	$5,313.5	$17,545.5	$18,484.5

(1)	Senior Unsecured Notes at June 30, 2014 were comprised of $8,243.2 million of Unsecured Notes, $3,950.0 million of Series C Notes and $39.2 million of other unsecured debt.

20   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Revolving Credit Facility

There were no outstanding borrowings under the Revolving Credit Facility at June 30, 2014 and December 31, 2013. The amount available to draw upon at June 30, 2014 was approximately $1.4 billion, with the remaining amount of approximately $0.1 billion being utilized for issuance of letters of credit.

The Revolving Credit Facility has a total commitment amount of $1.5 billion and the maturity date of the commitment is January 27, 2017. The total commitment amount consists of a $1.15 billion revolving loan tranche and a $350 million revolving loan tranche that can also be utilized for issuance of letters of credit. The applicable margin charged under the facility is 2.50% for LIBOR-based loans and 1.50% for Base Rate loans.

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

The Revolving Credit Facility is subject to a $6 billion minimum consolidated net worth covenant of the Company, tested quarterly, and also limits the Company’s ability to create liens, merge or consolidate, sell, transfer, lease or dispose of all or substantially all of its assets, grant a negative pledge or make certain restricted payments during the occurrence and continuance of an event of default.

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

Senior Unsecured Notes (dollars in millions)

Maturity Date	Rate (%)	Date of Issuance	Par Value
February 2015*	4.750%	February 2012	$1,500.0
May 2017	5.000%	May 2012	1,250.0
August 2017	4.250%	August 2012	1,750.0
March 2018	5.250%	March 2012	1,500.0
April 2018*	6.625%	March 2011	700.0
February 2019*	5.500%	February 2012	1,750.0
February 2019	3.875%	February 2014	1,000.0
May 2020	5.375%	May 2012	750.0
August 2022	5.000%	August 2012	1,250.0
August 2023	5.000%	August 2013	750.0
Weighted average and total	4.99%		$12,200.0

*	Series C Unsecured Notes

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

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Secured Borrowings

Set forth below are borrowings and pledged assets primarily owned by consolidated variable interest entities (“VIE”). Creditors of these entities received ownership and/or security interests in the assets. The assets of the consolidated VIEs will be used to settle the liabilities of those entities and, except for the Company’s interest in the VIEs, are not available to the creditors or any affiliates of CIT.

Secured Borrowings and Pledged Assets Summary(1)(2) (dollars in millions)

	June 30, 2014		December 31, 2013
	Secured Borrowing	Pledged Assets	Secured Borrowing	Pledged Assets
Rail(3)	$1,269.1	$1,815.3	$931.0	$1,163.1
Aerospace	1,894.3	2,929.9	2,366.1	4,126.7
International Finance	601.2	751.6	583.5	748.1
Subtotal – Transportation & International Finance	3,764.6	5,496.8	3,880.6	6,037.9
Corporate Finance	199.6	292.5	320.2	447.4
Real Estate Finance	125.0	179.7	–	–
Commercial Services	334.7	1,661.0	334.7	1,453.2
Equipment Finance	889.2	1,164.2	1,227.2	1,499.7
Subtotal – North American Commercial Finance	1,548.5	3,297.4	1,882.1	3,400.3
Small Business Loans – Non-Strategic Portfolios	–	–	190.1	220.1
Total	$5,313.1	$8,794.2	$5,952.8	$9,658.3

(1)	As part of our liquidity management strategy, the Company pledges assets to secure financing transactions (which include securitizations), and for other purposes as required or permitted by law, while CIT Bank also pledges assets to secure borrowings from the FHLB and FRB.

(2)	At June 30, 2014 we had pledged assets (including collateral for the FRB discount window not in the table above) of $10.1 billion, which included $4.9 billion of loans (including amounts held for sale), $4.3 billion of operating lease equipment, $0.7 billion of cash and $0.2 billion of investment securities.

(3)	At June 30, 2014 the GSI TRS related borrowings and pledged assets, respectively, of $613.7 million and $874.5 million were included in Transportation & International Finance. The GSI TRS is described in Note 7 — Derivative Financial Instruments.

The Bank is a member of the FHLB of Seattle and may borrow under a line of credit that is secured by collateral pledged to FHLB Seattle. During the second quarter, CIT Bank made a draw of $125 million and approximately $180 million of commercial real estate assets were pledged as collateral. A subsidiary of the Bank is a member of FHLB Des Moines and may borrow under lines of credit that are secured by a blanket lien on the subsidiary’s assets and collateral pledged to FHLB Des Moines. At June 30, 2014, $136 million of collateral was pledged and $69 million of advances were outstanding with FHLB Des Moines. These secured borrowings are included in the table above.

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

Generally, third-party investors in the obligations of the consolidated VIEs have legal recourse only to the assets of the VIEs and do not have recourse to the Company beyond certain specific provisions that are customary for secured financing transactions, such as asset repurchase obligations for breaches of representations and warranties. In addition, the assets are generally restricted to pay only such liabilities.

NOTE 7 — DERIVATIVE FINANCIAL INSTRUMENTS

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

The following table presents fair values and notional values of derivative financial instruments:

Fair and Notional Values of Derivative Financial Instruments(1) (dollars in millions)

	June 30, 2014			December 31, 2013
Qualifying Hedges	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Cross currency swaps – net investment hedges	$–	$–	$–	$47.1	$1.1	$–
Foreign currency forward contracts – cash flow hedges	3.9	–	(0.4)	3.8	–	(0.3)
Foreign currency forward contracts – net investment hedges	1,525.7	2.3	(37.7)	1,436.8	11.8	(23.8)
Total Qualifying Hedges	1,529.6	2.3	(38.1)	1,487.7	12.9	(24.1)
Non-Qualifying Hedges
Cross currency swaps	–	–	–	131.8	6.3	–
Interest rate swaps	1,364.3	9.7	(20.6)	1,386.0	5.7	(25.4)
Written options	629.5	–	(0.5)	566.0	–	(1.0)
Purchased options	830.9	0.6	–	816.8	1.2	–
Foreign currency forward contracts	2,243.8	23.5	(59.2)	1,979.9	23.4	(50.8)
TRS	1,576.6	–	–	485.2	–	(9.7)
Equity Warrants	1.0	0.3	–	1.0	0.8	–
Total Non-qualifying Hedges	6,646.1	34.1	(80.3)	5,366.7	37.4	(86.9)
Total Hedges	$8,175.7	$36.4	$(118.4)	$6,854.4	$50.3	$(111.0)

(1)	Presented on a gross basis

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

The aggregate “notional amounts” of the TRS of $1,576.6 million at June 30, 2014 and $485.2 million at December 31, 2013 represent the aggregate unused portions under the CFL and BV facilities and constitute derivative financial instruments. These notional amounts are calculated as the maximum aggregate facility commitment amounts, currently $2,125.0 million, less the aggregate actual adjusted qualifying borrowing base outstanding of $548.4 million at June 30, 2014 and $1,639.8 million at December 31, 2013. The notional amounts of the derivatives will increase as the adjusted qualifying borrowing base decreases due to repayment of the underlying asset-backed securities (“ABS”) to investors. If CIT funds additional ABS under the CFL or BV facilities, the aggregate adjusted qualifying borrowing base of the total return swaps will increase and the notional amount of the derivatives will decrease accordingly.

In April 2014, the Company sold its student loan assets and extinguished the debt of $787 million, which was secured

Item 1.  Consolidated Financial Statements  23

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

by these loans. This debt served as reference obligations under the TRS. In addition, two aircraft securitizations financed through the TRS with $300 million of debt as reference obligations were extinguished during the second quarter, which accelerated FSA accretion. The extinguishment of the debt resulted in an increase of the notional amount related to the TRS to $1.6 billion.

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

Based on the Company’s valuation, the liability related to the GSI facilities was reduced to zero at June 30, 2014 from $11.4 million at March 31, 2014 and $9.7 million at December 31, 2013. The change in value of $11.4 million was recognized as a benefit in Other Income in the second quarter, while the six month amount was a benefit of $9.7 million.

Impact of Collateral and Netting Arrangements on the Total Derivative Portfolio

The following tables present a summary, at June 30, 2014 and December 31, 2013, of the gross amounts of recognized financial assets and liabilities; the amounts offset in the consolidated balance sheet; the net amounts presented in the consolidated balance sheet; the amounts subject to an enforceable master netting arrangement or similar agreement that were not included in the offset amount above, and the amount of cash collateral received or pledged. Substantially all of the derivative transactions are under an International Swaps and Derivatives Association (“ISDA”) agreement.

Offsetting of Derivative Assets and Liabilities (dollars in millions)

				Gross Amounts not offset in the Consolidated Balance Sheet
	Gross Amount of Recognized Assets (Liabilities)	Gross Amount Offset in the Consolidated Balance Sheet	Net Amount Presented in the Consolidated Balance Sheet	Derivative Financial Instruments(1)	Cash Collateral Pledged/(Received)(1)(2)	Net Amount
June 30, 2014
Derivative assets	$36.4	$–	$36.4	$(25.3)	$(1.8)	$9.3
Derivative liabilities	(118.4)	–	(118.4)	25.3	71.2	(21.9)
December 31, 2013
Derivative assets	$50.3	$–	$50.3	$(33.4)	$(5.0)	$11.9
Derivative liabilities	(111.0)	–	(111.0)	33.4	41.0	(36.6)

(1)	The Company’s derivative transactions are governed by ISDA agreements that allow for net settlements of certain payments as well as offsetting of all contracts (“Derivative Financial Instruments”) with a given counterparty in the event of bankruptcy or default of one of the two parties to the transaction. We believe our ISDA agreements meet the definition of a master netting arrangement or similar agreement for purposes of the above disclosure. In conjunction with the ISDA agreements, the Company has entered into collateral arrangements with its counterparties which provide for the exchange of cash depending on the change in the market valuation of the derivative contracts outstanding. Such collateral is available to be applied in settlement of the net balances upon an event of default by one of the counterparties.

(2)	Collateral pledged or received is included in Other assets or Other liabilities, respectively.

24   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the impact of derivatives on the statements of operations:

Derivative Instrument Gains and Losses (dollars in millions)

		Quarters Ended June 30,		Six Months Ended June 30,
Derivative Instruments	Gain / (Loss) Recognized	2014	2013	2014	2013
Qualifying Hedges
Foreign currency forward contracts – cash flow hedges	Other income	$–	$1.0	$–	$0.7
Total Qualifying Hedges		–	1.0	–	0.7
Non Qualifying Hedges
Cross currency swaps	Other income	(1.0)	3.2	4.1	10.0
Interest rate swaps	Other income	–	8.0	3.8	11.7
Interest rate options	Other income	(0.1)	0.1	(0.2)	0.2
Foreign currency forward contracts	Other income	(42.6)	20.7	(13.5)	45.4
Equity warrants	Other income	(0.3)	–	(0.5)	0.2
TRS	Other income	11.4	(4.9)	9.7	(2.2)
Total Non-qualifying Hedges		(32.6)	27.1	3.4	65.3
Total derivatives-income statement impact		$(32.6)	$28.1	$3.4	$66.0

The following table presents the changes in AOCI relating to derivatives:

Changes in AOCI Relating to Derivatives (dollars in millions)

Contract Type	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Quarter Ended June 30, 2014
Foreign currency forward contracts – cash flow hedges	$–	$–	$–	$–	$–
Foreign currency forward contracts – net investment hedges	(3.0)	–	(3.0)	(23.0)	(20.0)
Cross currency swaps – net investment hedges	–	–	–	(0.7)	(0.7)
Total	(3.0)	–	(3.0)	(23.7)	(20.7)
Quarter Ended June 30, 2013
Foreign currency forward contracts – cash flow hedges	$1.0	$–	$1.0	$1.0	$–
Foreign currency forward contracts – net investment hedges	(4.6)	–	(4.6)	24.7	29.3
Cross currency swaps – net investment hedges	(0.1)	–	(0.1)	4.9	5.0
Total	(3.7)	–	(3.7)	30.6	34.3
Six Months Ended June 30, 2014
Foreign currency forward contracts – cash flow hedges	$–	$–	$–	$(0.1)	$(0.1)
Foreign currency forward contracts – net investment hedges	(6.1)	–	(6.1)	(18.5)	(12.4)
Cross currency swaps – net investment hedges	–	–	–	1.1	1.1
Total	(6.1)	–	(6.1)	(17.5)	(11.4)
Six Months Ended June 30, 2013
Foreign currency forward contracts – cash flow hedges	$0.7	$–	$0.7	$0.6	$(0.1)
Foreign currency forward contracts – net investment hedges	(7.8)	–	(7.8)	44.0	51.8
Cross currency swaps – net investment hedges	(0.1)	–	(0.1)	8.7	8.8
Total	(7.2)	–	(7.2)	53.3	60.5

Item 1.  Consolidated Financial Statements  25

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The estimated amount of net losses on cash flow hedges recorded in AOCI at June 30, 2014 expected to be recognized in income over the next 12 months is $0.2 million.

NOTE 8 — FAIR VALUE

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

The Company characterizes inputs in the determination of fair value according to the fair value hierarchy. The fair value of the Company’s assets and liabilities where the measurement objective specifically requires the use of fair value are set forth in the tables below:

Assets and Liabilities Measured at Fair Value on a Recurring Basis (dollars in millions)

June 30, 2014	Total	Level 1	Level 2	Level 3
Assets
Debt Securities AFS	$380.7	$36.4	$344.3	$–
Equity Securities AFS	14.2	14.2	–	–
Trading assets at fair value – derivatives	34.1	–	34.1	–
Derivative counterparty assets at fair value	2.3	–	2.3	–
Total Assets	$431.3	$50.6	$380.7	$–
Liabilities
Trading liabilities at fair value – derivatives	$(80.3)	$–	$(80.3)	$–
Derivative counterparty liabilities at fair value	(38.1)	–	(38.1)	–
Total Liabilities	$(118.4)	$–	$(118.4)	$–
December 31, 2013
Assets
Debt Securities AFS	$1,487.8	$675.9	$811.9	$–
Equity Securities AFS	13.7	13.7	–	–
Trading assets at fair value – derivatives	37.4	–	37.4	–
Derivative counterparty assets at fair value	12.9	–	12.9	–
Total	$1,551.8	$689.6	$862.2	$–
Liabilities
Trading liabilities at fair value – derivatives	$(86.9)	$–	$(77.2)	$(9.7)
Derivative counterparty liabilities at fair value	(24.1)	–	(24.1)	–
Total	$(111.0)	$–	$(101.3)	$(9.7)

The following table presents financial instruments for which a non-recurring change in fair value has been recorded:

Assets Measured at Fair Value on a Non-recurring Basis with a Change in Fair Value Recorded (dollars in millions)

		Fair Value Measurements at Reporting Date Using:
	Total	Level 1	Level 2	Level 3	Total Gains and (Losses)
Assets
June 30, 2014
Assets held for sale	$249.5	$–	$–	$249.5	$(13.6)
Impaired loans	28.7	–	–	28.7	(1.6)
Total	$278.2	$–	$–	$278.2	$(15.2)
December 31, 2013
Assets held for sale	$731.1	$–	$–	$731.1	$(59.4)
Impaired loans	18.5	–	–	18.5	(1.6)
Total	$749.6	$–	$–	$749.6	$(61.0)

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

Level 3 Gains and Losses

The tables below set forth a summary of changes in the estimated fair value of the Company’s Level 3 financial assets and liabilities measured on a recurring basis:

Changes in Fair Value of Level 3 Financial Assets and Liabilities Measured on a Recurring Basis (dollars in millions)

	Total	Derivatives
December 31, 2013	$(9.7)	$(9.7)
Gains or losses realized/unrealized
Included in Other Income	9.7	9.7
June 30, 2014	$–	$–
December 31, 2012	$(5.8)	$(5.8)
Gains or losses realized/unrealized
Included in Other Income	(2.2)	(2.2)
June 30, 2013	$(8.0)	$(8.0)

Level 3 liabilities at June 30, 2014 and 2013 represent the valuation of the derivatives related to the GSI facilities.

Fair Values of Financial Instruments

The carrying and estimated fair values of financial instruments presented below exclude leases and certain other assets and liabilities, for which disclosure is not required.

Estimated Fair Value of Assets and Liabilities (dollars in millions)

	June 30, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Trading assets at fair value – derivatives	$34.1	$34.1	$37.4	$37.4
Derivative counterparty assets at fair value	2.3	2.3	12.9	12.9
Assets held for sale (excluding leases)	538.8	550.2	415.2	416.4
Loans (excluding leases)	13,317.0	13,452.0	12,619.4	12,681.6
Investment securities	823.1	833.4	2,630.7	2,629.2
Other assets subject to fair value disclosure and unsecured counterparty receivables(1)	942.3	942.3	606.9	606.9
Liabilities
Deposits(2)	(13,982.8)	(14,171.5)	(12,565.0)	(12,751.9)
Trading liabilities at fair value – derivatives	(80.3)	(80.3)	(86.9)	(86.9)
Derivative counterparty liabilities at fair value	(38.1)	(38.1)	(24.1)	(24.1)
Long-term borrowings(2)	(17,751.5)	(18,634.8)	(18,693.1)	(19,340.8)
Other liabilities subject to fair value disclosure(3)	(1,856.0)	(1,856.0)	(1,919.1)	(1,919.1)

(1)	Other assets subject to fair value disclosure primarily include accrued interest receivable and miscellaneous receivables. These assets have carrying values that approximate fair value generally due to the short-term nature and are classified as level 3. The unsecured counterparty receivables primarily consist of amounts owed to CIT from GSI for debt discount, return of collateral posted to GSI and settlements resulting from market value changes to asset-backed securities underlying the GSI Facilities

(2)	Deposits and long-term borrowings include accrued interest, which is included in “Other liabilities” in the Balance Sheet.

(3)	Other liabilities subject to fair value disclosure include accounts payable, accrued liabilities, customer security and maintenance deposits and miscellaneous liabilities. The fair value of these approximate carrying value and are classified as level 3.

Item 1.  Consolidated Financial Statements  27

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Assumptions Used to Value Financial Instruments

Derivatives – The estimated fair values of derivatives were calculated internally using observable market data and represent the net amount receivable or payable to terminate, taking into account current market rates, which represent Level 2 inputs, except for the TRS derivative that utilized Level 3 inputs. See Note 7 — Derivative Financial Instruments for notional principal amounts and fair values.

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

Loans – Since there is no liquid secondary market for most loans in the Company’s portfolio, the fair value is estimated based on discounted cash flow analyses which use Level 3 inputs. In addition to the characteristics of the underlying contracts, key inputs to the analysis include interest rates, prepayment rates, and credit spreads. For the commercial loan portfolio, the market based credit spread inputs are derived from instruments with comparable credit risk characteristics obtained from independent third party vendors. As these Level 3 unobservable inputs are specific to individual loans / collateral types, management does not believe that sensitivity analysis of individual inputs is meaningful, but rather that sensitivity is more meaningfully assessed through the evaluation of aggregate carrying values of the loans. The fair value of loans at June 30, 2014 was $13.5 billion, which is 101.0% of carrying value.

Impaired Loans – The value of impaired loans is estimated using the fair value of collateral (on an orderly liquidation basis) if the loan is collateralized, or the present value of expected cash flows utilizing the current market rate for such loan. As these Level 3 unobservable inputs are specific to individual loans / collateral types, management does not believe that sensitivity analysis of individual inputs is meaningful, but rather that sensitivity is more meaningfully assessed through the evaluation of aggregate carrying values of impaired loans relative to contractual amounts owed (unpaid principal balance or “UPB”) from customers. As of June 30, 2014, the UPB related to impaired loans, including loans for which the Company is applying the income recognition and disclosure guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality), totaled $290.1 million. Including related allowances, these loans are carried at $221.3 million, or 76% of UPB. Of these amounts, $174.3 million and $158.7 million of UPB and carrying value, respectively, relate to loans with no specific allowance. The difference between UPB and carrying value reflects cumulative charge-offs on accounts remaining in process of collection, FSA discounts and allowances. See Note 3 — Loans for more information.

Deposits – The fair value of deposits was estimated based upon a present value discounted cash flow analysis. Discount rates used in the present value calculation are based on the Company’s average current deposit rates for similar terms, which are Level 3 inputs.

Long-term borrowings – Unsecured borrowings of approximately $12.3 billion par value at June 30, 2014, were valued based on quoted market prices, which are Level 1 inputs. Approximately $1.6 billion par value of the secured borrowings at June 30, 2014 utilized market inputs to estimate fair value, which are Level 2 inputs. Where market estimates were not available for approximately $3.7 billion par value at June 30, 2014, fair values were estimated using a discounted cash flow analysis with a discount rate approximating current market rates for issuances by CIT of similar term debt, which are Level 3 inputs.

NOTE 9 — REGULATORY CAPITAL

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

28   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The calculation of the Company’s regulatory capital ratios are subject to review and consultation with the FRB, which may result in refinements to amounts reported at June 30, 2014.

Tier 1 Capital and Total Capital Components (dollars in millions)

	CIT		CIT Bank
Tier 1 Capital	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Total stockholders’ equity	$8,617.6	$8,838.8	$2,669.8	$2,596.6
Effect of certain items in accumulated other comprehensive loss excluded from Tier 1 Capital	32.5	24.2	–	–
Adjusted total equity	8,650.1	8,863.0	2,669.8	2,596.6
Less: Goodwill(1)	(406.8)	(338.3)	–	–
Disallowed intangible assets(1)	(16.6)	(20.3)	–	–
Investment in certain unconsolidated subsidiaries	(32.2)	(32.3)	–	–
Other Tier 1 components(2)	(32.8)	(32.6)	–	–
Tier 1 Capital	8,161.7	8,439.5	2,669.8	2,596.6
Tier 2 Capital
Qualifying allowance for credit losses and other reserves(3)	372.4	383.9	219.8	193.6
Less: Investment in certain unconsolidated subsidiaries	(32.2)	(32.3)	–	–
Other Tier 2 components(4)	0.3	0.1	–	–
Total qualifying capital	$8,502.2	$8,791.2	$2,889.6	$2,790.2
Risk-weighted assets	$51,001.8	$50,571.2	$17,555.7	$15,451.9
Total Capital (to risk-weighted assets):
Actual	16.7%	17.4%	16.5%	18.1%
Required Ratio for Capital Adequacy Purposes to be well capitalized	10.0%	10.0%	10.0%	10.0%
Tier 1 Capital (to risk-weighted assets):
Actual	16.0%	16.7%	15.2%	16.8%
Required Ratio for Capital Adequacy Purposes to be well capitalized	6.0%	6.0%	6.0%	6.0%
Tier 1 Leverage Ratio:
Actual	18.3%	18.1%	15.4%	16.9%
Required Ratio for Capital Adequacy Purposes	4.0%	4.0%	5.0%	5.0%

(1)	The adjustments for Goodwill and Disallowed intangible assets also reflect the portion included within assets held for sale.

(2)	Includes the portion of net deferred tax assets that does not qualify for inclusion in Tier 1 capital based on the capital guidelines, the Tier 1 capital charge for nonfinancial equity investments, qualifying noncontrolling interests and the Tier 1 capital deduction for net unrealized losses on available-for-sale marketable securities (net of tax).

(3)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit, and deferred purchase agreements, all of which are recorded in Other Liabilities.

(4)	Banking organizations are permitted to include in Tier 2 Capital up to 45% of net unrealized pretax gains on available-for-sale equity securities with readily determinable fair values.

NOTE 10 — INCOME TAXES

The Company’s second quarter and six months ended June 30, 2014 income tax provision from continuing operations was $18.1 million and $31.6 million, respectively. This compares to $29.3 million in the year-ago second quarter and $42.1 million in the year-ago six month period. Excluding discrete items, the income tax provisions primarily reflected income tax expense on the earnings of certain international operations and state income tax expense in the U.S. The higher year-ago second quarter income tax provision was primarily driven by net discrete tax items of $22 million, of which approximately $24 million related to the establishment of valuation allowances on certain international deferred tax assets due to our international platform rationalizations. Included in the year-ago six month period income tax provision was approximately $16 million of net discrete tax expense that primarily related to the establishment of aforementioned valuation allowances partially offset by incremental tax benefits associated with favorable settlements of prior year international tax audits.

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

As of December 31, 2013, CIT had cumulative U.S. federal net operating loss carry-forwards (NOLs) of $5.2 billion, of which $2.6 billion was related to pre-emergence losses. These NOLs will expire between 2027 and 2033. The Company generated a modest amount of domestic taxable income year-to-date, which marginally decreases the U.S. federal net operating loss carry-forwards and its respective valuation allowance. Pursuant to Section 382 of the Internal Revenue Code, the Company is generally subject to a $230 million annual limitation on the use of its $2.6 billion of pre-emergence NOLs, of which approximately $685 million is no longer subject to the limitation. NOLs arising in post-emergence years are not subject to this limitation absent another ownership change as defined by the Internal Revenue Service (IRS) for U.S. tax purposes.

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

Management’s decision to maintain the valuation allowances on certain reporting entities’ net deferred tax assets requires significant judgment and an analysis of all the positive and negative evidence regarding the likelihood that these future benefits will be realized. ASC 740-10-30-18 states that “future realization of the tax benefit of an existing deductible temporary difference or NOL carry-forward ultimately depends on the existence of sufficient taxable income within the carryback and carry-forward periods available under the tax law.” As such, the Company has considered the following potential sources of taxable income in its assessment of a reporting entity’s ability to recognize its net deferred tax asset:

■	Taxable income in carryback years,

■	Future reversals of existing taxable temporary differences (deferred tax liabilities),

■	Prudent and feasible tax planning strategies, and

■	Future taxable income forecasts.

The above types of positive evidence are weighed against other negative evidence, including a recent history of losses, in determining the need for a valuation allowance. Specifically, Management considers a reporting entity’s most recent three years of cumulative losses, adjusted for any non-recurring items, as significant objective and verifiable negative evidence. Such evidence is heavily weighted and difficult to overcome and supports the need for a valuation allowance. At the point in time when any of these reporting entities transition into a cumulative three year income position, Management will take this trend into consideration along with the other aforementioned factors in its evaluation of the valuation allowances.

The domestic reporting entities with net operating loss carry-forwards have been profitable in some of the most recent periods but remain in a cumulative three year loss position. In the U.S., the Company files a U.S. consolidated federal tax return and combined unitary state tax returns in various jurisdictions. Thus, the tax reporting entity for U.S. GAAP reporting purposes is the “U.S. Affiliated Group”. As the loss from 2011 rolls off the three year rolling analysis and is replaced by expected profitability in 2014, Management anticipates that the “U.S. Affiliated Group” will achieve three year income position later in 2014. However, as of June 30, 2014, sustained profitability was not demonstrated and the Company did not have sufficient objective and verifiable positive evidence on which to place a significant weight on forecasts of future taxable income. Furthermore, the Company has yet to demonstrate the ability to consistently generate sufficient taxable income to utilize the NOLs and has not concluded on any prudent and feasible tax planning strategies to ensure the utilization of the U.S. NOLs before they expire. Thus, the negative evidence continues to outweigh the positive evidence, and the Company continues to maintain a full valuation allowance on these entities’ net deferred tax assets.

In the evaluation process related to the net deferred tax assets of the Company’s foreign reporting entities, uncertainties surrounding the international business plans, the recent international platform rationalizations, and the “cumulative losses in recent years” have made it challenging to reliably project future taxable income. The primary inputs for the forecast of future taxable income will continue to be identified as the business plans for the international operations evolve, and potential tax planning strategies are identified. Thus, as of this reporting period, the negative evidence continues to outweigh the positive evidence, and the Company continues to maintain a full valuation allowance on these entities’ net deferred tax assets.

At the point a determination is made that it is “more likely than not” that a reporting entity will generate sufficient future taxable income to realize its respective net deferred tax assets, the Company will reduce the entity’s respective valuation allowance (in full or in part), resulting in an income tax benefit in the period such a determination is made. Subsequently, income tax expense will be reported on future earnings; however there will be a minimal impact on cash taxes paid until the related NOL carry-forward is fully utilized. In addition, while GAAP equity will increase as a result of a valuation allowance reversal and recognition of the net deferred tax asset, we expect minimal benefit, if any, on regulatory capital.

30   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Liabilities for Uncertain Tax Positions

The Company’s potential liability for uncertain tax positions totaled $320.5 million at June 30, 2014 and $320.1 million at December 31, 2013. Management estimates that this liability may be reduced by up to $275 million within the next twelve months. Approximately $5 million of the reduction would impact the total income tax provision. The remaining $270 million reduction may impact the total income tax provision or could result in an increase to the Company’s deferred tax asset with an offsetting increase to its valuation allowance depending on the Company’s determination of the need for a valuation allowance. The Company’s accrued liability for interest and penalties totaled $14.2 million at June 30, 2014 and $13.3 million at December 31, 2013. The Company recognizes accrued interest and penalties on unrecognized tax benefits in income tax expense.

NOTE 11 — STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss)

The following table details the components of Accumulated Other Comprehensive Income (Loss):

Components of Accumulated Other Comprehensive Income (Loss) (dollars in millions)

	June 30, 2014			December 31, 2013
	Gross Unrealized	Income Taxes	Net Unrealized	Gross Unrealized	Income Taxes	Net Unrealized
Foreign currency translation adjustments	$(56.7)	$–	$(56.7)	$(49.4)	$–	$(49.4)
Changes in benefit plan net gain (loss) and prior service (cost)/credit	(21.0)	0.1	(20.9)	(24.3)	0.2	(24.1)
Changes in fair values of derivatives qualifying as cash flow hedges	(0.3)	–	(0.3)	(0.2)	–	(0.2)
Unrealized net gains (losses) on available for sale securities	0.6	(0.2)	0.4	0.2	(0.1)	0.1
Total accumulated other comprehensive loss	$(77.4)	$(0.1)	$(77.5)	$(73.7)	$0.1	$(73.6)

The following table details the changes in the components of Accumulated Other Comprehensive Income (Loss):

Changes in Accumulated Other Comprehensive Income (Loss) by Component(1) (dollars in millions)

	Foreign currency translation adjustments	Changes in benefit plan net gain (loss) and prior service (cost) credit	Changes in fair values of derivatives qualifying as cash flow hedges	Unrealized net gains (losses) on available for sale securities	Total AOCI
Balance as of December 31, 2013	$(49.4)	$(24.1)	$(0.2)	$0.1	$(73.6)
AOCI activity before reclassifications	(9.6)	(0.1)	(0.1)	0.1	(9.7)
Amounts reclassified from AOCI	2.3	3.3	–	0.2	5.8
Net current period AOCI	(7.3)	3.2	(0.1)	0.3	(3.9)
Balance as of June 30, 2014	$(56.7)	$(20.9)	$(0.3)	$0.4	$(77.5)
Balance as of December 31, 2012	$(36.6)	$(43.1)	$(0.1)	$2.1	$(77.7)
AOCI activity before reclassifications	(14.9)	1.2	0.7	(1.7)	(14.7)
Amounts reclassified from AOCI	7.6	(0.4)	(0.7)	0.4	6.9
Net current period AOCI	(7.3)	0.8	–	(1.3)	(7.8)
Balance as of June 30, 2013	$(43.9)	$(42.3)	$(0.1)	$0.8	$(85.5)

(1)	All amounts are net-of-tax.

Other Comprehensive Income (Loss)

The amounts included in the Statement of Comprehensive Income (Loss) are net of income taxes. The change in income taxes associated with changes in benefit plans net gain/(loss) and prior service (cost)/credit were not significant for the quarters and year-to-date periods ended June 30, 2014 and June 30, 2013. The change in income taxes associated with net unrealized gains on available for sale securities was not significant for the quarter ended June 30, 2014 and $(0.6) million for the quarter ended June 30, 2013. The change in income taxes associated with net unrealized gains on available for sale securities was $0.2 million for the six months ended June 30, 2014 and $(0.9) million for the six months ended June 30, 2013. There were no income taxes associated with foreign currency translation adjustments and changes in fair values of derivatives

Item 1.  Consolidated Financial Statements  31

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

qualifying as cash flow hedges for the quarters and year-to-date periods ended June 30, 2014 and June 30, 2013.

The changes in benefit plans net gain/(loss) and prior service (cost)/credit reclassification adjustments impacting net income was $1.7 million and $(0.5) million for the quarters ended June 30, 2014 and June 30, 2013 and $3.3 million and $(0.4) million for the six months ended June 30, 2014 and June 30, 2013, respectively. Foreign currency translation reclassification adjustments impacting net income were $0.5 million and $4.4 million for the quarters ended June 30, 2014 and June 30, 2013 and were $2.3 million and $7.6 million for the six months ended June 30, 2014 and June 30, 2013, respectively. Reclassification adjustments impacting net income for unrealized gains (losses) on investments was $0.2 million and $0.4 million for the quarters and six months ended June 30, 2014 and June 30, 2013, respectively. Reclassification adjustments impacting net income related to changes in fair value of derivatives qualifying as cash flow hedges was insignificant for the quarter and six months ended June 30, 2014 and was $(1.0) million for the prior year quarter and $(0.7) million for the six months ended June 30, 2013.

The Company has operations in Canada and other countries. The functional currency for foreign operations is generally the local currency. The value of assets and liabilities of these operations is translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Revenue and expense items are translated at the average exchange rates during the year. The resulting foreign currency translation gains and losses, as well as offsetting gains and losses on hedges of net investments in foreign operations, are reflected in AOCI. Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than the functional currency are recorded in Other Income.

Reclassifications out of Accumulated Other Comprehensive Income (dollars in millions)

	Quarters Ended June 30,						Six Months Ended June 30,
	2014			2013			2014			2013			Affected Income Statement line item
	Gross Amount	Tax	Net Amount	Gross Amount	Tax	Net Amount	Gross Amount	Tax	Net Amount	Gross Amount	Tax	Net Amount
Foreign currency translation adjustments gains (losses)	$0.5	$–	$0.5	$4.4	$–	$4.4	$2.3	$–	$2.3	$7.6	$–	$7.6	Operating Expenses
Changes in benefit plan net gain/(loss) and prior service (cost)/credit gains (losses)	1.7	–	1.7	(0.5)	–	(0.5)	3.3	–	3.3	(0.4)	–	(0.4)	Other Income
Changes in fair value of derivatives qualifying as cash flow hedges gains (losses)	–	–	–	(1.0)	–	(1.0)	–	–	–	(0.7)	–	(0.7)	Other Income
Unrealized net gains (losses) on available for sale securities	0.3	(0.1)	0.2	0.7	(0.3)	0.4	0.3	(0.1)	0.2	0.7	(0.3)	0.4	Other Income
Total Reclassifications out of AOCI	$2.5	$(0.1)	$2.4	$3.6	$(0.3)	$3.3	$5.9	$(0.1)	$5.8	$7.2	$(0.3)	$6.9

NOTE 12 — COMMITMENTS

Commitments (dollars in millions)

	June 30, 2014
	Due to Expire			December 31, 2013
	Within One Year	After One Year	Total Outstanding	Total Outstanding
Financing Commitments
Financing and leasing assets	$658.2	$3,747.7	$4,405.9	$4,325.8
Letters of credit
Standby letters of credit	26.7	342.5	369.2	302.3
Other letters of credit	37.7	–	37.7	35.9
Guarantees
Deferred purchase agreements	1,508.5	–	1,508.5	1,771.6
Guarantees, acceptances and other recourse obligations	3.1	–	3.1	3.9
Purchase and Funding Commitments
Aerospace manufacturer purchase commitments	830.1	7,599.1	8,429.2	8,744.5
Rail and other manufacturer purchase commitments	635.4	425.4	1,060.8	1,054.0

32   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Financing Commitments

Financing commitments, referred to as loan commitments or lines of credit, reflect CIT’s agreements to lend to its customers, subject to the customers’ compliance with contractual obligations. Included in the above are commitments that have been extended to and accepted by customers, clients or agents, but on which the criteria for funding have not been completed of $435 million at June 30, 2014 and $548 million at December 31, 2013. Financing commitments also include credit line agreements to Commercial Services clients that are cancellable by us only after a notice period. The notice period is typically 90 days or less. The amount available under these credit lines, net of amount of receivables assigned to us, is $231 million at June 30, 2014. As financing commitments may not be fully drawn, may expire unused, may be reduced or cancelled at the customer’s request, or may require the customer to be in compliance with certain conditions, total commitment amounts do not necessarily reflect actual future cash flow requirements.

The table above includes approximately $1.3 billion of undrawn financing commitments at June 30, 2014 and $0.9 billion at December 31, 2013 where CIT does not have the contractual obligation to lend as the customer is not in compliance with contractual obligations.

At June 30, 2014, substantially all undrawn financing commitments were senior facilities. Most of the Company’s undrawn and available financing commitments are in the Corporate Finance division.

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

The table above includes $1,425 million of DPA credit protection at June 30, 2014, related to receivables which have been presented to us for credit protection after shipment of goods has occurred and the customer has been invoiced. The table also includes $84 million available under DPA credit line agreements, net of amount of DPA credit protection provided at June 30, 2014. The DPA credit line agreements specify a contractually committed amount of DPA credit protection and are cancellable by us only after a notice period. The notice period is typically 90 days or less.

The methodology used to determine the DPA liability is similar to the methodology used to determine the allowance for loan losses associated with the finance receivables, which reflects embedded losses based on various factors, including expected losses reflecting the Company’s internal customer and facility credit ratings. The liability recorded in Other Liabilities related to the DPAs totaled $4.9 million and $6.0 million at June 30, 2014 and December 31, 2013, respectively.

Purchase Commitments

CIT’s equipment purchase commitments relate primarily to purchases of commercial aircraft and rail equipment. Commitments to purchase new commercial aircraft are predominantly with Airbus Industries (“Airbus”), The Boeing Company (“Boeing”) and Embraer S.A. (“Embraer”). Aerospace equipment purchases are contracted for specific models, using baseline aircraft specifications at fixed prices, which reflect discounts from list prices prevailing at the time of commitment. The delivery price of an aircraft may change depending on final specifications. Equipment purchases are recorded at the delivery date. The estimated commitment amounts in the preceding table are based on contracted purchase prices reduced for pre-delivery payments to date and exclude buyer furnished equipment selected by the lessee. Pursuant to existing contractual commitments, at June 30, 2014, 130 aircraft remain to be purchased from Airbus, Boeing and Embraer. Aircraft deliveries are scheduled periodically through 2020. Commitments exclude unexercised options to order additional aircraft. As discussed in Note 16 — Subsequent Events, the Company entered into purchase commitments for 30 commercial aircraft in July 2014. These are not included in the above table.

The Company’s rail business entered into commitments to purchase railcars from multiple manufacturers. Pursuant to

Item 1.  Consolidated Financial Statements  33

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

these contractual commitments, at June 30, 2014, approximately 7,400 railcars remain to be purchased with deliveries through 2016. Rail equipment purchase commitments are at fixed prices subject to price increases for certain materials. Other purchase commitments primarily relate to Equipment Finance.

Purchase commitments also include $0.3 billion of equipment to be purchased in 2014 pursuant to sale and lease-back agreements with airlines.

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

For certain Litigation matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of established reserves and insurance. For other matters for which a loss is probable or reasonably possible, such an estimate cannot be determined. For Litigation where losses are reasonably possible, management currently estimates the aggregate range of reasonably possible losses as up to $95 million in excess of established reserves and insurance related to those matters, if any. This estimate represents reasonably possible losses (in excess of established reserves and insurance) over the life of such Litigation, which may span a currently indeterminable number of years, and is based on information currently available as of June 30, 2014. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate.

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

The derailment was followed by explosions and fire, which resulted in the deaths of over forty people and an unknown number of injuries, the destruction of more than thirty buildings in Lac-Mégantic, and the release of crude oil on land and into the Chaudiègere River. The extent of the property and environmental damage has not yet been determined. Twenty lawsuits have been filed in Illinois by representatives of the deceased in connection with the derailment. The Company is named as a defendant in seven of the Illinois lawsuits, together with 13 other defendants, including WPC, MMA (who has since been dismissed without prejudice as a result of its chapter 11 bankruptcy filing on August 7, 2013), and the lessors of the other locomotives and tank cars. Liability could be joint and several among some or all of the defendants. All but two of these cases have been consolidated in the U.S. District Court in the Northern District of Illinois and transferred to the U.S. District Court in Maine. The Company has been named as an additional defendant in a pending class action in the Superior Court of Quebec, Canada. Other cases may be filed in U.S. and Canadian courts. The plaintiffs in the pending U.S. and Canadian actions assert claims of negligence and strict liability based upon alleged design defect against the Company in connection with the CIT/EF tank cars. The Company has rights of indemnification and defense against its lessees, WPC and MMA (a debtor in bankruptcy), and also has rights as an additional insured under liability coverage maintained by the lessees. On July 28, 2014, the Company commenced a lawsuit against WPC in the U.S. District Court in the District of Minnesota to enforce its rights of indemnification and defense. In addition to its indemnification and insurance rights against its lessees, the Company and its subsidiaries maintain contingent and general liability insurance for claims of this nature, and the Company and its insurers are working cooperatively with respect to these claims.

34   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Lac-Mégantic derailment triggered a number of regulatory investigations and actions. The Transportation Safety Board of Canada continues its investigation into the cause of the derailment, with assistance from Transport Canada. In addition, Quebec’s Environment Ministry has issued an order to WFS, WPC, MMA, and Canadian Pacific Railway (which allegedly subcontracted with MMA) to pay for the full cost of environmental clean-up and damage assessment related to the derailment.

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

BRAZILIAN TAX MATTERS

Banco Commercial Investment Trust do Brasil S.A. (“Banco CIT”), CIT’s Brazilian bank subsidiary, is pursuing a number of tax appeals relating to disputed local tax assessments on leasing services and importation of equipment. The disputes primarily involve questions of whether the correct taxing authorities were paid and whether the proper tax rate was applied.

ISS Tax Appeals

Notices of infraction were received relating to the payment of Imposto sobre Serviços (“ISS”), charged by municipalities in connection with services. The Brazilian municipalities of Itu and Cascavel claim that Banco CIT should have paid them ISS tax on leasing services for tax years 2006 – 2011. Instead, Banco CIT paid the ISS tax to Barueri, the municipality in which it is domiciled in São Paulo, Brazil. The disputed issue is whether the ISS tax should be paid to the municipality in which the leasing company is located or the municipality in which the services were rendered or the customer is located. One of the pending ISS tax matters was resolved in favor of Banco CIT in April 2014. The amounts claimed by the taxing authorities of Itu and Cascavel collectively for open tax assessments and penalties are approximately 600,000 Reais (approximately $270,000). Favorable legal precedent in a similar tax appeal has been issued by Brazil’s highest court resolving the conflict between municipalities.

ICMS Tax Appeals

Notices of infraction were received relating to the payment of Imposto sobre Circulaco de Mercadorias e Servicos (“ICMS”) taxes charged by states in connection with the importation of equipment. The state of São Paulo claims that Banco CIT should have paid it ICMS tax for tax years 2006 – 2009 because Banco CIT, the purchaser, is located in São Paulo. Instead, Banco CIT paid ICMS tax to the states of Espirito Santo, Espirito Santa Caterina, and Alagoas, where the imported equipment arrived. A recent regulation issued by São Paulo in December 2013 reaffirms a 2009 agreement by São Paulo to conditionally recognize ICMS tax payments made to Espirito Santo. One of the pending notices of infraction against Banco CIT was extinguished in May 2014. Petitions seeking recognition of the taxes paid to Espirito Santo have been filed with respect to the remaining notices of infraction. The amounts claimed by São Paulo collectively for open tax assessments and penalties are approximately 71 million Reais (approximately $32.0 million) for goods imported into the state of Espirito Santo from 2006 – 2009 and the states of Espirito Santa Caterina and Alagoas in 2007 and 2008.

A notice of infraction was received relating to São Paulo’s challenge of the ICMS tax rate paid by Banco CIT for tax years 2004 – 2007. São Paulo alleges that Banco CIT paid a lower rate of ICMS tax on imported equipment than was required (8.8% instead of 18%). Banco CIT challenged the notice of infraction and was partially successful based upon the type of equipment imported. Banco CIT has commenced a judicial proceeding challenging the unfavorable portion of the administrative ruling. The amount claimed by São Paulo for tax assessments and penalties is approximately 4 million Reais (approximately $1.8 million).

The current potential aggregate exposure in taxes, fines and interest for the ISS and the ICMS tax matters is approximately 76 million Reais (approximately $34.3 million).

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

Item 1.  Consolidated Financial Statements  35

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

NSP consists of portfolios that were determined to be subscale or no longer part of our long-term strategy. NSP at June 30, 2014 is primarily comprised of international portfolios, including certain portfolios in Latin America and Europe.

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

Business Segments (dollars in millions)

	Transportation & International Finance	North American Commercial Finance	Non-Strategic Portfolios	Corporate & Other	Total CIT
Quarter Ended June 30, 2014
Interest income	$72.2	$208.8	$25.6	$3.2	$309.8
Interest expense	(155.1)	(68.1)	(23.0)	(16.0)	(262.2)
Provision for credit losses	(8.3)	(2.6)	0.7	–	(10.2)
Rental income on operating leases	485.1	25.1	9.4	–	519.6
Other income	10.4	69.7	3.9	9.7	93.7
Depreciation on operating lease equipment	(131.6)	(20.0)	(5.7)	–	(157.3)
Maintenance and other operating lease expenses	(49.0)	–	–	–	(49.0)
Operating expenses	(75.5)	(120.2)	(20.5)	(8.8)	(225.0)
Loss on debt extinguishments	–	–	–	(0.4)	(0.4)
Income (loss) before (provision) benefit for income taxes	$148.2	$92.7	$(9.6)	$(12.3)	$219.0
Quarter Ended June 30, 2013
Interest income	$62.6	$210.0	$42.8	$3.7	$319.1
Interest expense	(143.9)	(71.6)	(32.8)	(14.3)	(262.6)
Provision for credit losses	(3.7)	(4.8)	(6.1)	–	(14.6)
Rental income on operating leases	423.8	25.8	34.7	–	484.3
Other income	26.9	64.8	(16.0)	3.5	79.2
Depreciation on operating lease equipment	(106.2)	(18.6)	(8.8)	–	(133.6)
Maintenance and other operating lease expenses	(40.2)	–	(0.1)	–	(40.3)
Operating expenses	(61.5)	(118.4)	(34.2)	(12.0)	(226.1)
Income (loss) before (provision) benefit for income taxes	$157.8	$87.2	$(20.5)	$(19.1)	$205.4
Six Months Ended June 30, 2014
Interest income	$148.9	$402.2	$54.0	$6.9	$612.0
Interest expense	(315.8)	(137.0)	(47.9)	(33.4)	(534.1)
Provision for credit losses	(20.7)	(25.8)	(0.3)	(0.1)	(46.9)
Rental income on operating leases	944.7	47.9	18.9	–	1,011.5
Other income	17.6	131.5	8.3	7.4	164.8
Depreciation on operating lease equipment	(253.3)	(41.9)	(10.9)	–	(306.1)
Maintenance and other operating lease costs	(100.6)	–	–	–	(100.6)
Operating expenses	(155.0)	(241.7)	(39.7)	(22.1)	(458.5)
Loss on debt extinguishments	–	–	–	(0.4)	(0.4)
Income (loss) before (provision) benefit for income taxes	$265.8	$135.2	$(17.6)	$(41.7)	$341.7
Select Period End Balances
Loans	$3,228.3	$15,376.1	$–	$–	$18,604.4
Credit balances of factoring clients	–	(1,296.5)	–	–	(1,296.5)
Assets held for sale	671.7	33.7	623.5	–	1,328.9
Operating lease equipment, net	14,512.9	240.2	35.2	–	14,788.3

Item 1.  Consolidated Financial Statements  37

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Business Segments (dollars in millions) continued

	Transportation & International Finance	North American Commercial Finance	Non-Strategic Portfolios	Corporate & Other	Total CIT
Six Months Ended June 30, 2013
Interest income	$119.2	$429.3	$86.7	$6.4	$641.6
Interest expense	(288.0)	(150.2)	(69.6)	(28.9)	(536.7)
Provision for credit losses	1.9	(29.7)	(6.4)	0.1	(34.1)
Rental income on operating leases	841.2	49.6	69.9	–	960.7
Other income	43.7	128.5	(25.9)	2.9	149.2
Depreciation on operating lease equipment	(214.2)	(34.9)	(17.8)	–	(266.9)
Maintenance and other operating lease costs	(82.6)	–	(0.1)	–	(82.7)
Operating expenses	(124.9)	(246.5)	(72.7)	(12.9)	(457.0)
Income (loss) before (provision) benefit for income taxes	$296.3	$146.1	$(35.9)	$(32.4)	$374.1
Select Period End Balances
Loans	$3,114.6	$14,049.1	$991.6	$–	$18,155.3
Credit balances of factoring clients	–	(1,205.0)	–	–	(1,205.0)
Assets held for sale	273.4	18.1	895.1	–	1,186.6
Operating lease equipment, net	12,041.9	218.5	65.8	–	12,326.2

NOTE 15 — GOODWILL

The following table summarizes goodwill assets by segment:

Goodwill (dollars in millions)

	Transportation & International Finance	North American Commercial Finance	Total
Balance at December 31, 2013	$183.1	$151.5	$334.6
Acquisitions, other(1)	68.5	–	68.5
Balance at June 30, 2014	$251.6	$151.5	$403.1

(1)	Includes foreign exchange translation.

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

On January 31, 2014, CIT acquired 100% of the outstanding shares of Paris-based Nacco, an independent full service railcar lessor in Europe. The Nacco acquisition was accounted for under the purchase method. The purchase price was approximately $250 million and the acquired assets and liabilities were recorded at their estimated fair values as of the acquisition date resulting in approximately $70 million of goodwill. The assets acquired included approximately $650 million of leasing assets along with existing secured debt.

Once goodwill has been assigned, it no longer retains its association with a particular event or acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill.

38   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 16 — SUBSEQUENT EVENTS

Announcement of Definitive Agreement to Acquire OneWest Bank

On July 22, 2014, CIT announced that it had entered into a definitive agreement and plan of merger with IMB Holdco LLC, the parent company of OneWest Bank N.A. (“OneWest Bank”), for $3.4 billion in cash and stock. Under the terms of the Agreement, IMB Holdco LLC shareholders will receive $2.0 billion in cash and 31.3 million shares of CIT Group Inc. common stock valued at $1.4 billion using the fixed CIT stock price of $44.33 specified in the Merger Agreement. The transaction is subject to customary closing conditions and regulatory approvals. At June 30, 2014, OneWest Bank had 73 branches in Southern California, with approximately $23 billion of assets and $15 billion of deposits.

Direct Capital Corporation Acquisition

On August 1, 2014, CIT Bank completed the acquisition of Capital Direct Group, Inc. and its wholly owned subsidiary Direct Capital Corporation (together “Direct Capital”), a provider of financing to small and mid-sized businesses. Direct Capital has assets of approximately $500 million and employs 250 individuals.

Aircraft Purchase Commitments

On July 15, 2014, CIT announced it had entered into commitments to purchase 30 commercial aircraft from two aircraft manufacturers. Actual purchase prices at delivery will be lower than the list prices based upon available discount levels, offset by price escalators based on changes in certain specified price indexes, and will be further affected by the aircraft specifications. Deliveries of these new commercial aircraft are scheduled to begin in 2014.

Share Repurchase

On July 22, 2014, CIT announced that its Board of Directors approved the repurchase of up to $500 million of common stock through June 30, 2015.

Dividend Declared

On July 15, 2014, the Board approved an increase to CIT’s quarterly cash dividend from $0.10 per share to $0.15 per share. The dividend is payable on August 29, 2014 to shareholders of record on August 15, 2014.

Item 1.  Consolidated Financial Statements  39

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

and

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

OVERVIEW

CIT Group Inc., together with its subsidiaries (“we”, “our”, “CIT” or the “Company”) has provided financial solutions to its clients since its formation in 1908. We provide financing, leasing and advisory services principally to middle market companies in a wide variety of industries primarily in North America, and equipment financing and leasing solutions to the transportation industry worldwide. We had approximately $35 billion of financing and leasing assets at June 30, 2014. CIT became a bank holding company (“BHC”) in December 2008 and a financial holding company in July 2013.

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

On July 22, 2014, CIT announced that it had entered into a definitive agreement and plan of merger to acquire IMB Holdco LLC, the parent company of OneWest Bank N.A. for $3.4 billion in cash and stock. IMB Holdco is regulated by the FRB and OneWest is regulated by the Office of the Comptroller of the Currency, U.S. Department of the Treasury. The transaction is subject to certain customary closing conditions and regulatory approval by the Federal Reserve Board and the Office of the Comptroller of the Currency. Following the closing, based on current definitions and requirements at the time of the announcement, CIT will become subject to the enhanced regulatory mandates applicable to bank holding companies with $50 billion or more in total consolidated assets, commonly referred to as systemically important financial institutions, or SIFIs, including but not limited to submitting an annual capital plan, undergoing an annual supervisory stress test and two company-run stress tests, submitting a resolution plan, implementation of an enhanced compliance program under the Volcker Rule, and payment of additional FRB assessments. The date on which CIT becomes subject to each SIFI requirement will vary depending on the terms of the individual regulation.

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

Segment Changes

As discussed in our 2014 first quarter Form 10-Q, we announced organization changes that became effective January 1, 2014. Management changed our operating segments to (i) realign and simplify its businesses and organizational structure, (ii) streamline and consolidate certain business processes to achieve greater operating efficiencies, and (iii) leverage CIT’s operational capabilities for the benefit of its clients and customers. Effective January 1, 2014, CIT manages its business and reports financial results in three operating segments: (1) Transportation & International Finance (“TIF”); (2) North American Commercial Finance (“NACF”); and (3) Non-Strategic Portfolios (“NSP”). These are discussed further in “Results By Business Segments”.

The change in segment reporting does not affect CIT’s historical consolidated results of operations. The discussions below reflect the new reporting segments; all prior period comparisons have been conformed and are consistent with the presentation of financial information to management.

Discontinued Operation

On April 25, 2014, the Company completed the sale of the $3.3 billion student lending business along with certain secured debt and servicing rights. Income from discontinued operation was $52 million for the quarter ended June 30, 2014, which included a $283 million gain on sale, partially offset by the $231 million loss on discontinued operation. The gain on sale reflected proceeds received in excess of the net carrying value of assets and liabilities sold and amounts received for the sale of servicing rights, while the loss on discontinued operation was driven primarily by the acceleration of fresh start accounting (FSA) accretion of $224 million on extinguishment of the debt.

The business had previously been included in the NSP segment. Approximately $3.2 billion of debt was extinguished, including $0.8 billion that was repaid using a

40   CIT GROUP INC

portion of the cash proceeds. The student lending business consisted of a portfolio of U.S. Government-guaranteed student loans that was in run-off and had been transferred to assets held for sale (“AHFS”) at the end of 2013. The Company had ceased offering private student loans in 2007 and government-guaranteed student loans in 2008. All prior period data has been adjusted to reflect the student lending business as a discontinued operation.

Unless specifically noted, the discussions throughout the following sections reflect CIT results on a continuing operations basis.

2014 FINANCIAL OVERVIEW

We grew commercial financing and leasing assets, new business activity continued to be solid and credit quality remained at cyclical lows.

Net income of $247 million, $1.29 per diluted share, for the second quarter of 2014, compared to net income of $184 million, $0.91 per diluted share, for the year-ago quarter and $117 million, $0.59 per diluted share, in the prior quarter. Income from continuing operations (after taxes) for the second quarter was $195 million, $1.02 per diluted share compared to $176 million, $0.87 per diluted share, for the year-ago quarter and $115 million, $0.58 per diluted share in the prior quarter.

Net Income for the six months ended June 30, 2014 was $364 million, $1.88 per diluted share, compared to $346 million, $1.71 per diluted share, for the 2013 period. Income from continuing operations for the six month period ended June 30, 2014 was $310 million, $1.60 per diluted share, compared to $329 million, $1.62 per diluted share for the 2013 period.

Income from continuing operations, before income taxes totaled $219 million for the second quarter of 2014, compared to $205 million for the year-ago quarter and $123 million for the prior quarter. Second quarter results reflect growth in earning assets and a further shift to deposit funding. Additionally, income from continuing operations reflected benefits from loan prepayments, lower credit costs as well as the restructuring of an aircraft securitization in our TRS facility that positively impacted interest expense and other income. First quarter results were primarily impacted by lower levels of interest income, higher maintenance and other operating lease expenses, and an increase in the provision for credit losses. Pre-tax income from continuing operations was $342 million for the six months ended June 30, 2014, down from $374 million for the 2013 period.

Net finance revenue(1) (“NFR”) was $361 million compared to $367 million in the year-ago quarter and $322 million in the prior quarter. Average earning assets were $33.2 billion in the current quarter, up from $30.1 billion in the year-ago quarter and $32.1 billion in the prior quarter. NFR as a percentage of average earning assets (“net finance margin”) was 4.35%, compared to 4.87% in the year-ago quarter and 4.01% in the prior quarter. Excluding the impact of debt redemptions(2), net finance margin was 4.26% compared to 4.97% in the year-ago quarter and 4.01% in the prior quarter. The reduction from the year-ago quarter primarily reflects portfolio re-pricing, the sale of higher-yielding Dell Europe assets, and declines in net FSA accretion. The increase from the prior quarter reflects lower funding costs, lower maintenance and other operating lease expenses, and higher prepayment benefits. NFR was $683 million for the six months ended June 30, 2014, down from $716 million for the 2013 period.

While other financial institutions may use net interest margin (“NIM”) to measure earnings on interest bearing assets, defined as interest income less interest expense, we discuss NFR, which includes net operating lease revenue (operating lease rental revenue, depreciation expense and maintenance and other operating lease expenses), due to the significant impact of operating lease equipment on revenue and expense. Net operating lease revenue was up modestly from the year-ago quarter, as increased revenue earned on higher average assets and consistently high aircraft and railcar utilization rates offset higher depreciation expense and maintenance and other operating lease expenses and pressure on revenues from lower remarketing rates. Compared to the prior quarter, the modest increase in net operating lease revenue reflected lower maintenance and other operating lease expenses.

Provision for credit losses was $10 million, down from $15 million in the year-ago quarter and $37 million in the prior quarter reflecting lower net charge-offs and lower reserve build due to portfolio composition. The provision for credit losses was $47 million for the six months ended June 30, 2014, up from $34 million for the 2013 period.

Other income of $94 million increased from $79 million in the year-ago quarter and from $71 million in the prior quarter. The current quarter includes an acceleration of counterparty receivable accretion of $9 million related to the aircraft securitization restructuring as well as a positive mark to market on the TRS derivative of $11 million. Other income was $165 million for the six months ended June 30, 2014, up from $149 million for the 2013 period.

Operating expenses were $225 million compared to $226 million in the year-ago quarter and $234 million in the prior quarter. Excluding restructuring costs(3), operating expenses were $219 million, relatively flat to $217 million in the year-ago quarter and down from $224 million in the prior quarter. The decline from the prior quarter is primarily due to lower employee costs while the year-ago quarter also included lower deposit related costs and a benefit in professional fees. Operating expenses were $459 million for the six months ended June 30, 2014, relatively flat to $457 million for the 2013 period. Headcount at June 30, 2014 was approximately 3,170, down from approximately 3,420 and 3,200 at June 30, 2013 and March 31, 2014, respectively.

(1)	Net finance revenue and average earning assets are non-GAAP measures; see “Non-GAAP Financial Measurements” for reconciliation of non-GAAP to GAAP financial information.

(2)	Debt redemption impacts include accelerated FSA net discount/(premium) accretion and accelerated original issue discount. See “Non-GAAP Measurements” for reconciliation of non-GAAP to GAAP financial information.

(3)	Operating expenses excluding restructuring costs is a non-GAAP measure. See “Non-GAAP Measurements” for reconciliation of non-GAAP to GAAP financial information.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   41

Provision for income taxes was $18 million, primarily reflecting the recognition of income tax expense on international earnings, down from $29 million in the year-ago quarter and up from $14 million in the prior quarter. The year-ago quarter included over $20 million related to the establishment of valuation allowances on certain international deferred tax assets. The provision for income taxes was $32 million for the six months ended June 30, 2014, down from $42 million for the 2013 period.

Total assets from continuing operations(4) at June 30, 2014 were $44.2 billion, down from $44.9 billion at March 31, 2014, reflecting the use of cash to repay the $1.3 billion debt maturity on April 1, 2014, and up from $40.7 billion at June 30, 2013. Financing and leasing assets in NACF and TIF increased to $34.1 billion, an increase of $1.3 billion (4%) from March 31, 2014 and $4.3 billion (15%) from a year ago. The sequential quarter increase was driven by solid origination volumes while the increase from the year-ago quarter also included the acquisition of Nacco in the first quarter of 2014, which added approximately $0.65 billion of financing and leasing assets. NSP, declined by approximately $0.5 billion from March 31, 2014, and by $1.3 billion from a year ago, to $0.7 billion, reflecting portfolio run off and asset sales, including the completion of the sale of the Small Business Lending portfolio in June 2014. Total loans of $18.6 billion increased slightly from March 31, 2014 and by $0.4 billion from a year ago, reflecting new loan originations partially offset by asset sales. Operating lease equipment increased $0.6 billion from March 31, 2014 and $2.5 billion from a year ago to $14.8 billion, reflecting the Nacco acquisition and other equipment purchases. Cash and investments of $7.3 billion were down $1.7 billion from March 31, 2014 and were relatively flat from June 30, 2013.

Credit metrics remained at or near cycle lows. Non-accrual loans declined to $190 million, or 1.02% of finance receivables, at June 30, 2014 from $218 million (1.18%) at March 31, 2014 and $279 million (1.53%) at June 30, 2013. Net charge-offs were $21 million, or 0.45% of average finance receivables (AFR), versus $29 million (0.63%) in the year-ago quarter and $36 million (0.76%) in the prior quarter. Recoveries of $8 million were lower than the $19 million recorded in the year-ago quarter and essentially flat with the prior quarter.

2014 PRIORITIES

Our priorities continue to be focused on achieving our profitability targets by growing earning assets and managing expenses, growing CIT Bank assets and deposits, and returning capital to our shareholders. Enhancing internal control functions and maintaining relationships with our regulators also remain a priority.

1.	Grow Earning Assets

We plan to grow earning assets, organically and through portfolio acquisitions, by focusing on existing products and markets as well as newer initiatives.

■	Financing and leasing assets (“FLA”) totaled $34.7 billion, of which TIF and NACF totaled $34.1 billion, up $0.8 billion from the prior quarter and $3.1 billion from the year-ago quarter. The sequential increase was driven by solid second quarter origination volumes in both segments and an acquisition in TIF in the 2014 first quarter contributed to the increase from the year-ago quarter. NSP makes up the remaining balance of FLA and is expected to decline as portfolios are sold or otherwise liquidated.

■	On August 1, 2014, CIT Bank completed the acquisition of Capital Direct Group, Inc. and its wholly owned subsidiary Direct Capital Corporation (together, “Direct Capital”), a provider of financing to small and mid-sized businesses. Direct Capital has assets of approximately $500 million and employs 250 individuals.

2.	Achieve Profit Targets

The 2014 second quarter and six months pre-tax return on AEA were 2.6% and 2.1%, respectively. While these are above our near-term outlook of approximately 2.00%, and were driven by a sequential improvement in credit costs, net finance margin and lower operating expenses, they were also benefited by notable items.

■	NFM adjusted for accelerated debt costs for the second quarter was at the top end of our near term target range of 3.75%-4.25%. The quarter benefited from a sequential decline in funding costs, lower maintenance and other operating lease expenses, and higher prepayment benefits. The quarter also benefited from accelerated FSA net discount/(premium) accretion and accelerated original issue discount (“OID”) that impacted funding costs. The benefits to NFM this quarter were offset by portfolio repricing as the yield on new loans and leases originated are generally lower than yields on the current portfolio.

■	Other Income was above our near-term outlook range of 0.75%-1.00% and included acceleration of counterparty receivable accretion of $9 million triggered by the restructure of two aircraft securitizations, as well as a positive mark to market on the TRS derivative of $11 million.

■	Operating expenses were $225 million, including restructuring charges of $6 million. Excluding restructuring charges, operating expenses were 2.64% of AEA, above the near-term outlook range of 2.00%-2.50%. Although operating expenses were down sequentially, the lower employee costs were slightly offset by increases in deposit related costs and Nacco integration costs, as we re-invested part of our savings in growth and funding initiatives. We lowered headcount by about 30 persons during the 2014 second quarter to 3,170, a 7% decline from a year-ago.

(4)	Total assets from continuing operations is a non-GAAP measure. See “Non-GAAP Measurements” for reconciliation of non-GAAP to GAAP financial information.

42   CIT GROUP INC

■	We continue to make progress reducing NSP, and have exited all the sub-scale countries in Asia, and several in Latin America and Europe. Our primary focus is now on exiting Brazil, Mexico and smaller portfolios in Europe. Upon completion of the exits, we expect to eliminate approximately $15 million from our quarterly expenses.

3.	Expand Bank Assets and Funding

CIT Bank funds most of our U.S. lending and leasing volume and continues to expand on-line deposit offerings. CIT Bank will expand its banking activities upon the closing of its recently announced bank acquisition.

■	Total assets were $18.3 billion at June 30, 2014, up from $16.8 billion at March 31, 2014. CIT Bank funded $2.0 billion of new business volume, up 11% from the year-ago quarter and up 23% sequentially.

■	Deposits at quarter-end were $13.9 billion, up from $13.1 billion at March 31, 2014. Online retail deposits surpassed $7.0 billion. The weighted average rate on outstanding deposits was 1.57% at June 30, 2014.

■	On July 22, 2014, CIT announced that it entered into a definitive agreement and plan of merger with IMB Holdco LLC, the parent company of OneWest Bank N.A. (“OneWest Bank”), for $3.4 billion in cash and stock. At June 30, 2014, OneWest Bank had 73 branches in Southern California, with approximately $23 billion of assets and $15 billion of deposits.

4.	Continue to Return Capital

We continue to prudently deploy our capital, as well as return capital to our shareholders through share repurchases and dividends, while maintaining our strong capital ratios.

■	During the second quarter, we repurchased over 9.4 million shares for an aggregate purchase price of $416 million, bringing the total repurchases for 2014 to approximately 12.3 million shares at an average price of $44.81, or an aggregate of approximately $552 million. Approximately $55 million of the 2014 $607 million authorized repurchase capacity remains.

■	On July 22, 2014, CIT announced that its Board of Directors approved the repurchase of up to an additional $500 million of common stock through June 30, 2015.

■	On July 15, 2014, the Board approved an increase to CIT’s quarterly cash dividend from $0.10 per share to $0.15 per share. The dividend is payable on August 29, 2014 to shareholders of record on August 15, 2014.

NET FINANCE REVENUE

The following tables present management’s view of consolidated NFR and NFM:

Net Finance Revenue(1) and Net Finance Margin (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2014	2014	2013	2014	2013
Interest income	$309.8	$302.2	$319.1	$612.0	$641.6
Rental income on operating leases	519.6	491.9	484.3	1,011.5	960.7
Finance revenue	829.4	794.1	803.4	1,623.5	1,602.3
Interest expense	(262.2)	(271.9)	(262.6)	(534.1)	(536.7)
Depreciation on operating lease equipment	(157.3)	(148.8)	(133.6)	(306.1)	(266.9)
Maintenance and other operating lease expenses	(49.0)	(51.6)	(40.3)	(100.6)	(82.7)
Net finance revenue	$360.9	$321.8	$366.9	$682.7	$716.0
Average Earning Assets(1)(2) (“AEA”)	$33,186.7	$32,070.2	$30,121.4	$32,669.0	$29,712.8
As a % of AEA:
Interest income	3.74%	3.77%	4.24%	3.75%	4.32%
Rental income on operating leases	6.26%	6.13%	6.43%	6.19%	6.47%
Finance revenue	10.00%	9.90%	10.67%	9.94%	10.79%
Interest expense	(3.16)%	(3.39)%	(3.49)%	(3.27)%	(3.61)%
Depreciation on operating lease equipment	(1.90)%	(1.86)%	(1.77)%	(1.87)%	(1.80)%
Maintenance and other operating lease expenses	(0.59)%	(0.64)%	(0.54)%	(0.62)%	(0.56)%
Net finance margin	4.35%	4.01%	4.87%	4.18%	4.82%

(1)	NFR and AEA are non-GAAP measures; see reconciliation of non-GAAP to GAAP financial information.

(2)	AEA balances are less than comparable balances displayed in this document in ‘Select Data’ (Quarterly Average Balances) due to the exclusion of deposits with banks and other investments and the inclusion of credit balances of factoring clients.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   43

NFR and NFM are key metrics used by management to measure the profitability of our lending and leasing assets. NFR includes interest and yield-related fee income on our loans and capital leases, rental income on our operating lease equipment and interest and dividend income on cash and investments, reduced by funding costs, depreciation from our operating lease equipment, and maintenance and other operating lease expenses. Since our asset composition includes a high level of operating lease equipment (44% of AEA for the quarter ended June 30, 2014), NFM is a more appropriate metric for CIT than net interest margin (“NIM”) (a common metric used by other financial institutions), as NIM does not fully reflect the earnings of our portfolio, because it includes the impact of debt costs on all our assets, but excludes the net operating lease revenue (rental income less depreciation and maintenance and other operating lease expenses).

NFR decreased from the year-ago quarter and year-to-date, as higher earning assets were offset by compression on portfolio yields across many of our businesses, sales of portfolios, higher maintenance and other operating lease expenses, and lower net FSA accretion. The $39 million sequential increase was largely driven by higher revenues on increased earning assets and prepayment benefits, and also included a net benefit of $7 million related to accelerated FSA discount and original issue discount (“OID”) related to certain debt transactions.

Adjusted NFR ($) and Net Finance Margin (NFM) (%) (dollars in millions)

	Quarters Ended
	June 30, 2014		March 31, 2014		June 30, 2013
NFR / NFM	$360.9	4.35%	$321.8	4.01%	$366.9	4.87%
Accelerated FSA net discount/(premium) on debt extinguishments and repurchases	34.7	0.42%	–	–	7.7	0.10%
Accelerated OID on debt extinguishments related to the GSI facility	(42.0)	(0.51)%	–	–	–	–
Adjusted NFR / NFM	$353.6	4.26%	$321.8	4.01%	$374.6	4.97%

	Six Months Ended June 30,
	2014		2013
NFR / NFM	$682.7	4.18%	$716.0	4.82%
Accelerated FSA net discount/(premium) on debt extinguishments and repurchases	34.7	0.21%	24.8	0.17%
Accelerated OID on debt extinguishments related to the GSI facility	(42.0)	(0.26)%	–	–
Adjusted NFR / NFM	$675.4	4.13%	$740.8	4.99%

The accelerated debt FSA accretion and accelerated OID on debt extinguishment related to the GSI facility (“accelerated OID accretion”), when discussed in combination, is referred to as “accelerated debt FSA and OID accretion”.

Adjusted NFM increased 25 basis points (bps) to 4.26% from the prior quarter. Improved interest expense from recent debt transactions and a higher proportion of deposit funding were the largest contributors, along with lower operating lease expenses due to timing and end of lease strategies in Aerospace, and to a lesser extent, prepayment benefits, largely in Corporate Finance. These were partially offset by continued portfolio repricing.

Adjusted NFM was down 71 bps from the year-ago quarter.

■	Finance revenue, though up in 2014 on increased earning assets, reflected lower yields in most of the TIF and NACF divisions (as detailed in the following table) and the sale of the Dell Europe portfolio (within NSP) in the second half of 2013, which contained high-yielding assets.

■	NFM had a diminished benefit from suspended depreciation on operating lease equipment held for sale, as depreciation is not recorded while this equipment is held for sale (detailed further below).

■	Net FSA benefit on adjusted NFM was down. FSA accretion on loans continues to have a diminishing impact, as the FSA accretion benefit to interest income in the second quarter of 2014 was $5 million, down from $18 million in the year-ago quarter. The remaining accretable FSA discount on loans is not significant. See Fresh Start Accounting section.

■	Higher prepayment benefits in the second quarter of 2014.

■	The second quarter of 2014 benefited from recent debt actions, which included the repayment of maturing $1.3 billion 5.25% notes. Weighted average coupon rate of outstanding deposits and long-term borrowings of 3.20% at June 30, 2014 was down from 3.39% at June 30, 2013, as the portion of our funding derived from deposits increased to 44% from 39% at June 30, 2013.

44   CIT GROUP INC

The following table depicts select yields and margin related data for our segments, plus select divisions within TIF and NACF.

Select Segment and Division Margin Metrics (dollars in millions)

	June 30,	March 31,	June 30,	Six Months Ended June 30,
	2014	2014	2013	2014	2013
Transportation & International Finance
AEA	$18,066.2	$17,119.7	$15,316.4	$17,624.8	$15,188.3
Gross yield	12.34%	12.53%	12.70%	12.41%	12.65%
NFM	4.91%	4.73%	5.12%	4.81%	4.95%
Adjusted NFM	4.75%	4.73%	5.24%	4.73%	5.14%
AEA
Aerospace	$10,260.7	$9,773.9	$9,346.6	$10,038.7	$9,383.2
Rail	$5,578.0	$5,137.9	$4,254.2	$5,373.8	$4,234.0
Maritime Finance	$576.2	$473.9	$305.7	$524.4	$238.6
International Finance	$1,651.3	$1,734.0	$1,409.9	$1,687.9	$1,332.5
Gross yield
Aerospace	12.18%	12.56%	12.40%	12.34%	12.28%
Rail	14.44%	14.56%	14.75%	14.46%	14.67%
Maritime Finance	5.58%	4.88%	7.12%	5.27%	7.81%
International Finance	8.59%	8.46%	9.77%	8.55%	9.71%
North American Commercial Finance
AEA	$14,132.4	$13,764.7	$12,843.2	$13,962.1	$12,543.9
Gross yield	6.62%	6.28%	7.34%	6.45%	7.64%
NFM	4.13%	3.64%	4.53%	3.88%	4.68%
Adjusted NFM	4.13%	3.64%	4.61%	3.88%	4.82%
AEA
Real Estate Finance	$1,668.5	$1,592.9	$1,069.9	$1,632.9	$911.4
Corporate Finance	$7,220.8	$6,991.6	$6,607.4	$7,113.8	$6,572.1
Equipment Finance	$4,269.2	$4,239.5	$4,106.8	$4,258.0	$3,998.0
Commercial Services	$973.9	$940.7	$1,059.1	$957.4	$1,062.4
Gross yield
Real Estate Finance	4.10%	3.99%	4.08%	4.04%	4.22%
Corporate Finance	5.71%	5.02%	5.94%	5.37%	6.26%
Equipment Finance	9.52%	9.54%	10.92%	9.52%	11.24%
Commercial Services	4.99%	4.86%	5.51%	4.93%	5.49%
Non-Strategic Portfolios
AEA	$988.1	$1,185.8	$1,961.8	$1,082.1	$1,980.6
Gross yield	14.17%	12.78%	15.80%	13.47%	15.81%
NFM	2.55%	2.63%	7.30%	2.61%	6.98%
Adjusted NFM	2.55%	2.63%	7.36%	2.61%	7.06%

Compared to the 2013 quarter and six month periods, gross yields (interest income plus rental income on operating leases as a % of AEA) and NFM in TIF were down, reflecting lower rental rates. NACF gross yields and NFM reflect continued pressures on the portfolios. NSP declines reflect the sales of higher yielding portfolios.

Interest expense was relatively flat compared to the 2013 periods, but the year-ago quarter included $8 million of accelerated debt FSA accretion, while the 2014 second quarter had a net benefit of $7 million of debt FSA and OID accretion. At June 30, 2014, the remaining FSA discount on long-term borrowings is not significant, approximately $5 million.

The weighted average coupon rate of outstanding deposits and long-term borrowings was 3.20% at June 30, 2014, down from 3.33% at March 31, 2014 and 3.39% at June 30, 2013, benefiting from a higher proportion of deposit funding. The weighted average coupon rate of long-term borrowings at June 30, 2014 was 4.44%, essentially unchanged from March 31, 2014 and down slightly from 4.52% at June 30, 2013.

Deposits represented 44% of the total deposits and long-term borrowing at June 30, 2014, while unsecured debt was 39% and secured debt was 17%. These proportions will fluctuate in the future depending upon our capital markets activities.

Deposits have increased, both in dollars and proportion of total CIT funding. The weighted average rate of total CIT deposits was 1.64%, 1.67% and 1.59% at June 30, 2014, March 31, 2014 and June 30, 2013, respectively. Deposits and long-term borrowings are also discussed in Funding and Liquidity. See Select Data and Average Balances section for more information on Long-term borrowing rates.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   45

The following table sets forth the details on net operating lease revenue(5). We changed the presentation of net operating lease revenue in the first quarter of 2014 and have revised the prior periods for the new presentation. A new line item reflects maintenance and other operating lease expenses associated with our operating lease equipment. Previously, maintenance costs reduced rental income, while other operating lease expenses were included with depreciation. Total net operating lease revenue did not change with the new presentation.

Net Operating Lease Revenue as a % of Average Operating Leases (dollars in millions)

	Quarters Ended
	June 30, 2014		March 31, 2014		June 30, 2013
Rental income on operating leases	$519.6	14.33%	$491.9	14.32%	$484.3	15.76%
Depreciation on operating lease equipment	(157.3)	(4.34)%	(148.8)	(4.33)%	(133.6)	(4.35)%
Maintenance and other operating lease expenses	(49.0)	(1.35)%	(51.6)	(1.50)%	(40.3)	(1.31)%
Net operating lease revenue	$313.3	8.64%	$291.5	8.49%	$310.4	10.10%
Average Operating Lease Equipment (“AOL”)	$14,505.9		$13,735.8		$12,295.8

	Six Months Ended June 30,
	2014		2013
Rental income on operating leases	$1,011.5	14.31%	$960.7	15.57%
Depreciation on operating lease equipment	(306.1)	(4.33)%	(266.9)	(4.32)%
Maintenance and other operating lease expenses	(100.6)	(1.42)%	(82.7)	(1.34)%
Net operating lease revenue	$604.8	8.56%	$611.1	9.91%
Average Operating Lease Equipment (“AOL”)	$14,137.0		$12,338.4

Net operating lease revenue was primarily generated from the commercial air and rail portfolios. Net operating lease revenue was essentially flat with the prior-year quarter, as the benefit of increased assets from the growing aerospace and rail portfolios offset lower rental rates, higher depreciation expense and increased maintenance and other operating lease expenses. Rental income increased from the year-ago periods as did depreciation expense, reflecting the growing portfolio. The increase from 2013 in maintenance and other operating lease expenses reflects the growing rail portfolio, and aerospace remarketing expenses resulting from the elevated levels of aircraft re-leasing activity in 2014. During the quarter, on average, lease renewal rates in the rail portfolio were re-pricing slightly higher, while the commercial air portfolio has been re-pricing slightly lower, putting pressure on overall rental revenue, compared to the 2013 periods. These factors are also reflected in the net operating lease revenue as a percent of AOL. The sequential improvement reflects higher AOL and slightly lower maintenance and operating lease expenses. We expect costs related to the remarketing of aircraft, which are reflected in operating lease expenses, to remain at a level in the second half of 2014 that is consistent with the first half. The 2014 first quarter European rail acquisition also impacted net yields, as the acquired portfolio’s net yields were lower.

Utilization and asset levels remained strong in 2014. All but one of our commercial aircraft was leased, or under a commitment. Including commitments, rail fleet utilization was 98% at June 30, 2014, at about the same level as last quarter and June 30, 2013.

All but one new aircraft delivery scheduled for the next twelve months are placed. We expect delivery of approximately 4,600 railcars from our order book over the next twelve months, essentially all of which are placed.

Depreciation on operating lease equipment increased from the prior-year and prior quarters in amount, reflecting higher asset balances and lower suspended depreciation (compared to the year-ago quarter), but remained relatively flat as a % of AOL. Net operating lease revenue includes rental income on operating lease equipment classified as AHFS, but there is no related depreciation expense. Once a long-lived asset is classified as AHFS, depreciation expense is no longer recognized, but the asset is evaluated periodically for impairment with any such charge recorded in other income. (See “Non-interest Income — Impairment on assets held for sale” for discussion on impairment charges). As such, the year-ago quarter benefited from suspended depreciation, primarily in NSP as a result of certain operating lease equipment being recorded as AHFS. The amount of suspended depreciation on operating lease equipment in AHFS totaled $4 million for the second quarter of 2014, $24 million for the year-ago quarter and $3 million for the prior quarter. Year-to-date, the amount of suspended depreciation totaled $7 million, down from $49 million in 2013. The decreases from 2013 primarily reflect the sale of the Dell Europe portfolio in the second half of 2013.

Operating lease equipment in AHFS totaled $223 million at June 30, 2014, $448 million at June 30, 2013, and $46 million at March 31, 2014.

See “Non-interest Income — Impairment on assets held for sale”, “Expenses — Depreciation on operating lease equipment” and “Concentrations — Operating Leases” for additional information.

(5)	Net operating lease revenue and average operating lease equipment are non-GAAP measures; see reconciliation of non-GAAP to GAAP financial information.

46   CIT GROUP INC

CREDIT METRICS

Credit metrics remain at or near cyclical lows, and given current levels, sequential quarterly movements in non-accrual loans and charge-offs are subject to volatility as individual larger accounts migrate in and out of non-accrual status or get resolved.

Net charge-offs were $21 million, or 0.45% of average finance receivables (AFR), versus $29 million (0.63%) in the year-ago quarter and $36 million (0.76%) in the prior quarter. Recoveries of $8 million were lower than the $19 million recorded in the year-ago quarter and essentially flat with the prior quarter. Net charge-offs in TIF of $13 million (1.48%) include $9 million related to the transfer of receivables to AHFS. TIF had a net recovery of $1 million (0.12%) a year-ago and net charge-offs of $13 million (1.47%) in the prior quarter. Net charge-offs in NACF were $9 million, (0.23%), up from $4 million (0.12%) a year-ago and below $16 million (0.43%) in the prior quarter. NSP had a net recovery of $1 million, compared to a net charge-off of $26 million in the year-ago quarter and $7 million in the prior quarter, as both prior periods were impacted by the transfer of receivables to AHFS.

Non-accrual loans declined to $190 million (1.02% of Finance receivables) from $279 million (1.53%) at June 30, 2013 and $241 million (1.29%) at December 31, 2013. The decrease reflects repayments, charge-offs, as well as returns to accrual status where appropriate, and the sale of the Small Business Lending unit.

The provision for credit losses was $10 million, down from $15 million in the year-ago quarter and $37 million in the prior quarter, reflecting lower net charge-offs and lower reserve build due to portfolio composition.

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

The following table presents detail on our allowance for loan losses, including charge-offs and recoveries and provides summarized components of the provision and allowance:

Allowance for Loan Losses and Provision for Credit Losses (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2014	2014	2013	2014	2013
Allowance – beginning of period	$352.6	$356.1	$386.0	$356.1	$379.3
Provision for credit losses(1)	10.2	36.7	14.6	46.9	34.1
Other(1)	(0.6)	(4.6)	(4.3)	(5.2)	(7.6)
Net additions	9.6	32.1	10.3	41.7	26.5
Gross charge-offs(2)	(29.1)	(44.4)	(48.1)	(73.5)	(72.4)
Recoveries	7.9	8.8	19.0	16.7	33.8
Net Charge-offs	(21.2)	(35.6)	(29.1)	(56.8)	(38.6)
Allowance – end of period	$341.0	$352.6	$367.2	$341.0	$367.2
Loans
Transportation & International Finance	$3,228.3	$3,553.5	$3,114.6
North American Commercial Finance	15,376.1	14,902.8	14,049.1
Non-Strategic Portfolios	–	115.4	991.6
Total loans	$18,604.4	$18,571.7	$18,155.3
Allowance
Transportation & International Finance	$39.7	$45.7	$41.6
North American Commercial Finance	301.3	306.9	307.5
Non-Strategic Portfolios	–	–	18.1
Total allowance	$341.0	$352.6	$367.2

	Provision for Credit Losses
	Quarters Ended			Six Months Ended		Allowance for Loan Losses
	June 30,	March 31,	June 30,	June 30,		June 30,	December 31,
	2014	2014	2013	2014	2013	2014	2013
Specific reserves on impaired loans	$(3.5)	$(4.7)	$1.3	$(8.2)	$(2.3)	$22.2	$30.4
Non-specific reserves	(7.5)	5.8	(15.8)	(1.7)	(2.2)	318.8	325.7
Net charge-offs	21.2	35.6	29.1	56.8	38.6	–	–
Total	$10.2	$36.7	$14.6	$46.9	$34.1	$341.0	$356.1
Allowance for loan losses as a percentage of total loans						1.83%	1.91%

(1)	Includes amounts related to reserves on unfunded loan commitments and letters of credit, and for deferred purchase agreements, which are reflected in other liabilities, as well as foreign currency translation adjustments. These related other liabilities totaled $31 million, $28 million and $27 million at June 30, 2014, December 31, 2013 and June 30, 2013, respectively.

(2)	Gross charge-offs included $12 million, $14 million and $21 million related to the transfer of receivables to assets held for sale for the quarters ended June 30, 2014, March 31, 2014, and June 30, 2013, respectively. Year to date, gross charge-offs include $26 million in 2014 and $22 million in 2013 related to the transfer of receivables to assets held for sale.

48   CIT GROUP INC

The allowance rate reflects the relatively benign credit environment. Reserves in both TIF and NACF segments have continued to decline, reflective of the current credit environment. NSP currently carries no reserves, as the portfolio consists entirely of AHFS. The decline in specific reserves is consistent with reduced non-accrual inflows and balances.

Segment Finance Receivables and Allowance for Loan Losses (dollars in millions)

	Finance Receivables	Allowance for Loan Losses	Net Carrying Value
June 30, 2014
Transportation & International Finance	$3,228.3	$(39.7)	$3,188.6
North American Commercial Finance	15,376.1	(301.3)	15,074.8
Non-Strategic Portfolios	–	–	–
Total	$18,604.4	$(341.0)	$18,263.4
December 31, 2013
Transportation & International Finance	$3,494.4	$(46.7)	$3,447.7
North American Commercial Finance	14,693.1	(303.8)	14,389.3
Non-Strategic Portfolios	441.7	(5.6)	436.1
Total	$18,629.2	$(356.1)	$18,273.1

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   49

The following table presents charge-offs, by class. See Results by Business Segment for additional information.

Charge-offs as a Percentage of Average Finance Receivables by Class (dollars in millions)

	Quarters Ended						Six Months Ended June 30,
	June 30, 2014		March 31, 2014		June 30, 2013		2014		2013
Gross Charge-offs(1)
Transportation Finance	$–	–	$–	–	$–	–	$–	–	$–	–
International Finance	15.9	4.23%	14.3	3.35%	1.3	0.37%	30.2	3.78%	5.5	0.83%
Transportation & International Finance	15.9	1.79%	14.3	1.61%	1.3	0.17%	30.2	1.70%	5.5	0.38%
Corporate Finance	4.0	0.22%	10.4	0.60%	8.1	0.49%	14.4	0.41%	12.7	0.39%
Equipment Finance	8.3	0.83%	9.2	0.91%	8.5	0.86%	17.5	0.88%	17.3	0.90%
Commercial Services	0.9	0.15%	3.0	0.53%	0.7	0.13%	3.9	0.34%	1.5	0.13%
North American Commercial Finance	13.2	0.35%	22.6	0.61%	17.3	0.50%	35.8	0.48%	31.5	0.46%
Non-Strategic Portfolios	–	–	7.5	9.94%	29.5	8.17%	7.5	5.29%	35.4	4.84%
Total	$29.1	0.62%	$44.4	0.95%	$48.1	1.04%	$73.5	0.78%	$72.4	0.80%
Recoveries
Transportation Finance	$0.2	0.05%	$–	–	$0.1	0.04%	$0.2	0.03%	$0.1	0.02%
International Finance	2.6	0.69%	1.3	0.28%	2.1	0.60%	3.9	0.48%	5.2	0.79%
Transportation & International Finance	2.8	0.31%	1.3	0.14%	2.2	0.29%	4.1	0.23%	5.3	0.37%
Corporate Finance	0.4	0.02%	0.1	0.01%	0.9	0.06%	0.5	0.02%	1.5	0.05%
Equipment Finance	3.5	0.36%	5.2	0.51%	10.9	1.11%	8.7	0.44%	16.1	0.84%
Commercial Services	0.5	0.07%	1.3	0.23%	1.2	0.21%	1.8	0.15%	3.8	0.32%
North American Commercial Finance	4.4	0.12%	6.6	0.18%	13.0	0.38%	11.0	0.15%	21.4	0.31%
Non-Strategic Portfolios	0.7	3.16%	0.9	1.17%	3.8	1.04%	1.6	1.07%	7.1	0.97%
Total	$7.9	0.17%	$8.8	0.19%	$19.0	0.41%	$16.7	0.18%	$33.8	0.37%
Net Charge-offs(1)
Transportation Finance	$(0.2)	(0.05)%	$–	–	$(0.1)	(0.04)%	$(0.2)	(0.03)%	$(0.1)	(0.02)%
International Finance	13.3	3.54%	13.0	3.07%	(0.8)	(0.23)%	26.3	3.30%	0.3	0.04%
Transportation & International Finance	13.1	1.48%	13.0	1.47%	(0.9)	(0.12)%	26.1	1.47%	0.2	0.01%
Corporate Finance	3.6	0.20%	10.3	0.59%	7.2	0.43%	13.9	0.39%	11.2	0.34%
Equipment Finance	4.8	0.47%	4.0	0.40%	(2.4)	(0.25)%	8.8	0.44%	1.2	0.06%
Commercial Services	0.4	0.08%	1.7	0.30%	(0.5)	(0.08)%	2.1	0.19%	(2.3)	(0.19)%
North American Commercial Finance	8.8	0.23%	16.0	0.43%	4.3	0.12%	24.8	0.33%	10.1	0.15%
Non-Strategic Portfolios	(0.7)	(3.16)%	6.6	8.77%	25.7	7.13%	5.9	4.22%	28.3	3.87%
Total	$21.2	0.45%	$35.6	0.76%	$29.1	0.63%	$56.8	0.60%	$38.6	0.43%

(1)	TIF charge-offs included $9 million and $3 million related to the transfer of receivables to assets held for sale for the quarters ended June 30, 2014 and March 31, 2014, respectively, and none for the year-ago quarter or six month period. NACF charge-offs included $3 million and $4 million related to the transfer of receivables to assets held for sale for the quarters ended June 30, 2014 and March 31, 2014, respectively, and $2 million for the six months ended June 30, 2013. NSP charge-offs included approximately $7 million and $21 million, respectively, related to the transfer of receivables to assets held for sale for the quarters ended March 31, 2014 and June 30, 2013 and $7 million and $21 million for the six months ended June 30, 2014 and 2013.

Charge-offs remain at relatively low levels absent the amount related to assets transferred to AHFS. While current quarter charge-offs are consistent with longer term trends, the higher charge-offs in the first quarter of 2014 are reflective of the episodic volatility that is to be expected with credit metrics at such low levels and does not represent a change in the credit quality of the portfolio. Recoveries are down in amount from prior periods and are expected to continue to decline as the low level of more recent charge-offs afford fewer opportunities for recoveries. Additionally, charge-offs associated with AHFS do not generate future recoveries as the loans are generally sold before recoveries can be realized.

50   CIT GROUP INC

The tables below present information on non-performing loans, which includes non-performing loans related to AHFS for each period:

Non-accrual and Accruing Past Due Loans (dollars in millions)

	June 30, 2014	December 31, 2013
Non-accrual loans
U.S.	$120.7	$176.3
Foreign	69.7	64.4
Non-accrual loans	$190.4	$240.7
Troubled Debt Restructurings
U.S.	$158.1	$218.0
Foreign	4.7	2.9
Restructured loans	$162.8	$220.9
Accruing loans past due 90 days or more
Total accruing loans past due 90 days or more	$10.6	$9.9

Non-accrual Loans as a Percentage of Finance Receivables by Class (dollars in millions)

	June 30, 2014		December 31, 2013
Transportation Finance	$15.1	0.71%	$14.3	0.81%
International Finance	25.7	2.32%	21.0	1.21%
Transportation & International Finance	40.8	1.26%	35.3	1.01%
Corporate Finance	58.9	0.81%	83.8	1.23%
Equipment Finance	73.4	1.79%	59.4	1.47%
Commercial Services	–	–	4.2	0.19%
North American Commercial Finance	132.3	0.86%	147.4	1.00%
Non-Strategic Portfolios	17.3	(1)	58.0	13.14%
Total	$190.4	1.02%	$240.7	1.29%

(1)	Non-accrual loans include loans held for sale. The June 2014 NSP amount reflected non-accrual loans held for sale; there were no portfolio loans, therefore no % is displayed.

Non-accrual loans declined from the prior period, both in amount and as a percentage of finance receivables. The improvements reflect the sale of the Small Business Lending unit in NSP, as well as repayments, charge-offs, and returns to accrual status.

Approximately 55% of our non-accrual accounts were paying currently at June 30, 2014, and our impaired loan carrying value (including specific reserves and charge-offs) to estimated outstanding contractual balances approximated 85%. For this purpose, impaired loans are comprised principally of non-accrual loans over $500,000 and TDRs.

Total delinquency (30 days or more) increased to 1.75% of finance receivables compared to 1.68% last quarter, but remains below the recent high of 1.95% at December 2013 when non-credit (administrative) delinquencies in the Equipment Finance portfolio resulted in an increase from prior periods.

Foregone Interest on Non-accrual Loans and Troubled Debt Restructurings (dollars in millions)

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	U.S.	Foreign	Total	U.S.	Foreign	Total
Interest revenue that would have been earned at original terms	$17.0	$6.3	$23.3	$41.0	$6.4	$47.4
Less: Interest recorded	(5.9)	(0.6)	(6.5)	(8.1)	(1.2)	(9.3)
Foregone interest revenue	$11.1	$5.7	$16.8	$32.9	$5.2	$38.1

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

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   51

The tables that follow reflect loan carrying values as of June 30, 2014 and December 31, 2013 of accounts that have been modified.

Troubled Debt Restructurings and Modifications (dollars in millions)

	June 30, 2014		December 31, 2013
		% Compliant		% Compliant
Troubled Debt Restructurings(1)
Deferral of principal and/or interest	$150.5	100%	$194.6	99%
Debt forgiveness	–	–	2.4	77%
Covenant relief and other	12.3	80%	23.9	74%
Total TDRs	$162.8	98%	$220.9	96%
Percent non-accrual	22%		33%

		% Compliant		% Compliant
Modifications(1)
Extended maturity	$0.1	100%	$14.9	37%
Covenant relief	114.1	100%	50.6	100%
Interest rate increase/additional collateral	10.9	100%	21.8	100%
Other	65.5	100%	62.6	87%
Total Modifications	$190.6	100%	$149.9	91%
Percent non-accrual	7%		23%

(1)	Table depicts the predominant element of each modification, which may contain several of the characteristics listed.

See Note 3 — Loans for additional information regarding TDRs and other credit quality information.

NON-INTEREST INCOME

Non-interest Income (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2014	2014	2013	2014	2013
Rental income on operating leases	$519.6	$491.9	$484.3	$1,011.5	$960.7
Other Income:
Factoring commissions	$28.3	$28.6	$29.0	$56.9	$59.0
Fee revenues	21.8	21.6	27.4	43.4	47.8
Gains on sales of leasing equipment	16.0	8.4	33.8	24.4	56.1
Counterparty receivable accretion	8.7	2.0	1.9	10.7	4.8
Recoveries of loans charged off pre-emergence and loans charged off prior to transfer to held for sale	5.0	5.2	6.3	10.2	10.5
Gain on investments	5.6	3.5	1.2	9.1	3.6
Gains (losses) on loan and portfolio sales	4.5	3.5	(4.5)	8.0	1.0
Gains (losses) on derivatives and foreign currency exchange	8.3	(7.1)	2.4	1.2	1.8
Impairment on assets held for sale	(14.3)	(1.1)	(22.1)	(15.4)	(44.7)
Other revenues	9.8	6.5	3.8	16.3	9.3
Total other income	93.7	71.1	79.2	164.8	149.2
Total non-interest income	$613.3	$563.0	$563.5	$1,176.3	$1,109.9

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

Other income increased from the prior quarter and the year-ago quarter reflecting the following:

Factoring commissions were down slightly from both the year-ago and prior quarters, and down modestly year-to-date as changes in the underlying portfolio mix offset increased year-to-date factoring volume. Factoring volume was $6.3 billion for the current and prior quarter and $6.0 billion for the year-ago quarter.

52   CIT GROUP INC

Fee revenues include fees on lines of credit and letters of credit, capital markets-related fees, agent and advisory fees, and servicing fees for the loans we sell but retain servicing. Fee revenues are mainly driven by our NACF segment. The prior year quarter included modestly higher fees from capital markets activities. NSP segment fee revenues generated for servicing the small business lending (“SBL”) portfolio totaled approximately $2 million each in the current and prior quarters and $3 million for the year-ago quarter. These fees will no longer be earned as the sale of the SBL portfolio was completed in June 2014.

Gains on sales of leasing equipment resulted from approximately $125 million of equipment sales in the second quarter of 2014, $255 million in the prior quarter and $420 million in the year-ago quarter. Gains as a percentage of equipment sold increased from last quarter and the year-ago quarter and will vary based on the type and age of equipment sold. The carrying amount of equipment sold for the second quarter 2014 included approximately $80 million in NACF and $35 million in TIF (which generated 50% of the gains). The carrying amount of equipment sold for the prior quarter consisted of approximately $185 million in TIF (which generated 50% of the gains) and $70 million in NACF. The carrying amount of equipment sold for the year-ago quarter consisted of approximately $340 million in TIF (which generated 80% of the gains in the quarter), $75 million in NACF and $5 million in NSP.

Counterparty receivable accretion relates to the FSA accretion of a fair value discount on the receivable from Goldman Sachs International (“GSI”) related to the GSI Facilities, which are total return swaps (as discussed in Funding and Liquidity and Note 6 — Long-term Borrowings and Note 7 — Derivative Financial Instruments). The discount is accreted into income over the expected term of the payout of the associated receivables. The current quarter includes acceleration of accretion of the remaining balance of FSA counterparty receivable, reflecting the restructuring of two aircraft securitization facilities. There was no remaining FSA on the counterparty receivable at June 30, 2014.

Recoveries of loans charged off pre-emergence and loans charged off prior to transfer to held for sale reflects repayments or other workout resolutions on loans charged off prior to emergence from bankruptcy and loans charged off prior to classification as held for sale. These recoveries are recorded as other income, unlike recoveries on loans charged off after our restructuring, which are recorded as a reduction to the provision for loan losses.

Gains on investments reflected sales of equity investments, primarily in NACF.

Gains on loan and portfolio sales in the second quarter of 2014 reflected approximately $440 million of sales, with approximately $300 million in NSP, primarily as a result of the SBL sale (gains on which were minimal), $95 million in NACF, and $45 million in TIF. The prior quarter sales totaled approximately $150 million of sales, which included approximately $70 million in NACF, $65 million in NSP, and $15 million in TIF. The year-ago quarter sales included approximately $55 million, which consisted of approximately $35 million in NSP and $15 million in NACF. NSP incurred a loss on portfolio sales in the year-ago quarter related to international platform rationalization which resulted in a $5 million loss primarily due to the recognition of foreign currency translations that were previously recorded in OCI.

Gains (losses) on derivatives and foreign currency exchange in the current quarter include gains of $11 million related to the valuation of the derivatives within the GSI facility, as compared to a loss of $(2) million last quarter and a loss of $(5) million in the year-ago quarter. Activity also includes the impact of transactional foreign currency movements, which resulted in gains of $41 million in the second quarter of 2014, as the US dollar weakened against other currency exposures, and losses of $(41) million and $(26) million in the prior and year-ago quarters, respectively. The impact of these transactional foreign currency movements were partially offset by losses of $(44) million in the second quarter of 2014 and gains of $37 million and $33 million in the prior and year-ago quarters, respectively, on derivatives that economically hedge foreign currency movements and other exposures. Gains and losses from realization of cumulative translation adjustment (CTA) were not significant for the current quarter or year-ago and prior quarters. For additional information on the impact of derivatives on the income statement, please refer to Note 7 — Derivative Financial Instruments.

Impairment on assets held for sale in the second quarter of 2014 of $14 million reflects $10 million from TIF, with $5 million related to commercial aircraft operating leases and the remainder related to the transfer of an international portfolio to AHFS. The prior quarter impairment of $1 million reflects minor amounts in TIF and NSP impairment charges. The prior year quarter included $22 million of charges related to NSP including $21 million related to NSP Europe assets, essentially all of which related to operating lease equipment for which there was a similar offsetting benefit in depreciation expense. When a long-lived asset is classified as held for sale, depreciation expense is suspended and the asset is evaluated periodically for impairment, with any such charge recorded in other income. (See Expenses for related discussion of Depreciation on operating lease equipment.)

Other revenues include items that are more episodic in nature, such as proceeds received in excess of carrying value on non-accrual accounts held for sale, which were repaid or had another workout resolution, and insurance proceeds in excess of carrying value on damaged leased equipment, and also includes income from joint ventures.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   53

EXPENSES

Other Expenses (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2014	2014	2013	2014	2013
Depreciation on operating lease equipment	$(157.3)	$(148.8)	$(133.6)	$(306.1)	$(266.9)
Maintenance and other operating lease expenses	(49.0)	(51.6)	(40.3)	(100.6)	(82.7)
Operating expenses:
Compensation and benefits	$(125.7)	$(138.9)	$(135.8)	$(264.6)	$(272.6)
Technology	(20.8)	(21.1)	(20.1)	(41.9)	(39.9)
Professional fees	(16.9)	(18.0)	(12.1)	(34.9)	(30.5)
Net occupancy expense	(8.5)	(8.9)	(8.6)	(17.4)	(18.0)
Advertising and marketing	(8.3)	(7.9)	(6.3)	(16.2)	(14.0)
Provision for severance and facilities exiting activities	(5.6)	(9.9)	(9.5)	(15.5)	(15.2)
Other expenses	(39.2)	(28.8)	(33.7)	(68.0)	(66.8)
Total operating expenses	(225.0)	(233.5)	(226.1)	(458.5)	(457.0)
Loss on debt extinguishments	(0.4)	–	–	(0.4)	–
Total other expenses	$(431.7)	$(433.9)	$(400.0)	$(865.6)	$(806.6)
Headcount	3,170	3,200	3,420

Depreciation on operating lease equipment is recognized on owned equipment over the lease term or estimated useful life of the asset. Depreciation expense is primarily driven by the TIF operating lease equipment portfolio, which includes long-lived assets such as aircraft and railcars. To a lesser extent, depreciation expense includes amounts on smaller ticket equipment, such as office equipment. Impairments recorded on equipment held in portfolio are reported as depreciation expense. AHFS also impacts the balance (as depreciation expense is suspended on operating lease equipment once it is transferred to AHFS). Depreciation expense is discussed further in “Net Finance Revenues,” as it is a component of our asset margin. See “Non-interest Income” for impairment charges on operating lease equipment classified as held for sale.

Maintenance and other operating lease expenses primarily relate to the TIF operating lease portfolio. Prior to 2014 these maintenance expenses were included as a reduction to rental income on operating leases, while other operating lease expenses were recorded as an increase to depreciation expense on operating lease equipment. The majority of the maintenance expenses are railcar fleet related. CIT Rail provides railcars primarily pursuant to full-service lease contracts under which CIT Rail as lessor is responsible for railcar maintenance and repair. Under our aircraft leases, the lessee is generally responsible for normal maintenance and repairs, airframe and engine overhauls, compliance with airworthiness directives, and compliance with return conditions of aircraft on lease. As a result, aircraft operating lease expenses primarily relate to transition costs incurred in connection with re-leasing an aircraft.

The increase in maintenance and other operating lease expenses from the prior year reflects the growing rail portfolio and aerospace remarketing expenses resulting from the elevated levels of aircraft re-leasing activity in 2014.

Operating expenses were essentially flat as compared to the year-ago periods and down 4% sequentially, as the decline in compensation and benefits was offset by higher Bank deposit-raising costs and 2014 included amounts related to the European rail business that was acquired during the first quarter. Operating expenses include Bank deposit-raising costs, which totaled $14 million in the second quarter of 2014, compared to $8 million for the year-ago quarter and $13 million for the prior quarter. These are reflected across various expense categories, but mostly within advertising and marketing and in other expenses, reflecting deposit insurance costs. Year-to-date, the deposit-raising costs were $27 million for 2014 and $17 million in 2013. Operating expenses reflect the following changes:

■	Compensation and benefits decreased from the 2013 quarter and six months, as we made progress on various expense initiatives and reduced headcount by approximately 250 from June 30, 2013. The sequential decline also includes normalization of employee benefit costs that restart at the beginning of each year.

■	Professional fees include legal and other professional fees such as tax, audit, and consulting services and were flat compared to the prior quarters and six month periods. The year-ago quarter benefited from a workout-related settlement.

■	Advertising and marketing expenses include CIT Bank advertising and marketing costs associated with raising deposits, which totaled $5 million in the second quarter of 2014, $4 million in the year-ago quarter, and $6 million in the prior quarter. Year-to-date, CIT Bank advertising and marketing costs totaled $11 million in 2014 and $9 million in 2013.

■	Provision for severance and facilities exiting activities reflects employee termination charges and other costs associated with various organization efficiency initiatives.

54   CIT GROUP INC

■	Other expenses include items such as travel and entertainment, insurance, FDIC costs, office equipment and supply costs and taxes (other than income taxes). About half of the sequential increase was due to higher miscellaneous taxes and FDIC costs.

We continue to make progress reducing non-strategic portfolios, and have exited all the sub-scale countries in Asia, and several in Latin America and Europe. In April 2014 we sold the remaining student lending business, and in June closed the sale of the remaining SBL portfolio. During the 2014 second quarter we moved an international portfolio in TIF to AHFS. Our primary focus is on exiting Brazil, Mexico and smaller portfolios in Europe. The primary driver for our cost reductions will be the exit of our non-strategic portfolios, which will eliminate about $15 million from our quarterly expenses.

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

The most significant remaining discount at June 30, 2014, related to operating lease equipment ($1.4 billion related to rail operating lease equipment and $0.8 billion to aircraft operating lease equipment). The discount on the operating lease equipment was, in effect, an impairment of the operating lease equipment upon emergence from bankruptcy, as the assets were recorded at their fair value, which was less than their carrying value. The recording of the FSA adjustment reduced the asset balances subject to depreciation and thus decreases depreciation expense over the remaining useful life of the operating lease equipment or until it is sold.

At June 30, 2014 the remaining accretable balance on loans was $27 million, and is expected to accrete into income within the next 2 years. The remaining FSA discount on borrowings at June 30, 2014 was $5 million, down from $44 million at March 31, 2014. The decline resulted from the redemption of borrowings secured by aircraft during the second quarter, which resulted in the acceleration of FSA discount of $35 million. Also, the $9 million FSA discount on the counterparty receivable at March 31, 2014 was accelerated in conjunction with the debt redemptions and recorded in other income. At June 30, 2014 there was no remaining FSA discount on the counterparty receivable.

INCOME TAXES

Income Tax Data (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2014	2014	2013	2014	2013
Provision for income taxes, before discrete items	$15.4	$10.2	$7.6	$25.6	$25.7
Discrete items	2.7	3.3	21.7	6.0	16.4
Provision for income taxes	$18.1	$13.5	$29.3	$31.6	$42.1
Effective tax rate	8.3%	11.0%	14.3%	9.2%	11.3%

The Company’s second quarter and six months ended June 30, 2014 income tax provision from continuing operations was $18.1 million and $31.6 million, respectively. This compares to $29.3 million in the year-ago second quarter, $42.1 million in the year-ago six months period, and $13.5 million last quarter. Excluding discrete items, the income tax provisions primarily reflected income tax expense on the earnings of certain international operations and state income tax expense in the U.S. The higher year-ago second quarter income tax provision was primarily driven by net discrete tax items of $22 million, of which approximately $24 million related to the establishment of valuation allowances on certain international deferred tax assets due to our international platform rationalizations. Included in the year-ago six months period income tax provision was approximately $16 million of net discrete tax expense that primarily related to the establishment of aforementioned valuation allowances partially offset by incremental tax benefits associated with favorable settlements of prior year international tax audits.

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

Management’s decision to maintain the valuation allowances on certain reporting entities’ net deferred tax assets requires significant judgment and an analysis of all the positive and negative evidence regarding the likelihood that these future benefits will be realized. ASC 740-10-30-18 states that “future realization of the tax benefit of an existing deductible temporary difference or NOL carry-forward ultimately depends on the existence of sufficient taxable income within the carryback and carry-forward periods available under the tax law.” As such, the Company has considered the following potential sources of taxable income in its assessment of a reporting entity’s ability to recognize its net deferred tax asset:

■	Taxable income in carryback years,

■	Future reversals of existing taxable temporary differences (deferred tax liabilities),

■	Prudent and feasible tax planning strategies, and

■	Future taxable income forecasts.

The above types of positive evidence are weighed against other negative evidence, including a recent history of losses, in determining the need for a valuation allowance. Specifically, Management considers a reporting entity’s most recent three years of cumulative losses, adjusted for any non-recurring items, as significant objective and verifiable negative evidence. Such evidence is heavily weighted and difficult to overcome and supports the need for a valuation allowance. At the point in time when any of these reporting entities transition into a cumulative three year income position, Management will take this trend into consideration along with the other aforementioned factors in its evaluation of the valuation allowances.

The domestic reporting entities with net operating loss carry-forwards have been profitable in some of the most recent periods but remain in a cumulative three year loss position. In the U.S., the Company files a U.S. consolidated federal tax return and combined unitary state tax returns in various jurisdictions. Thus, the tax reporting entity for U.S. GAAP reporting purposes is the “U.S. Affiliated Group”. As the loss from 2011 rolls off the three year rolling analysis and is replaced by expected profitability in 2014, Management anticipates that the “U.S. Affiliated Group” will achieve three year income position later in 2014. However, as of June 30, 2014, sustained profitability was not demonstrated and the Company did not have sufficient objective and verifiable positive evidence on which to place a significant weight on forecasts of future taxable income. Furthermore, the Company has yet to demonstrate the ability to consistently generate sufficient taxable income to utilize the NOLs and has not concluded on any prudent and feasible tax planning strategies to ensure the utilization of the U.S. NOLs before they expire. Thus, the negative evidence continues to outweigh the positive evidence, and the Company continues to maintain a full valuation allowance on these entities’ net deferred tax assets.

In the evaluation process related to the net deferred tax assets of the Company’s foreign reporting entities, uncertainties surrounding the international business plans, the recent international platform rationalizations, and the “cumulative losses in recent years” have made it challenging to reliably project future taxable income. The primary inputs for the forecast of future taxable income will continue to be identified as the business plans for the international operations evolve, and potential tax planning strategies are identified. Thus, as of this reporting period, the negative evidence continues to outweigh the positive evidence, and the Company continues to maintain a full valuation allowance on these entities’ net deferred tax assets.

At the point a determination is made that it is “more likely than not” that a reporting entity will generate sufficient future taxable income to realize its respective net deferred tax assets, the Company will reduce the entity’s respective valuation allowance (in full or in part), resulting in an income tax benefit in the period such a determination is made. Subsequently, income tax expense will be reported on future earnings; however there will be a minimal impact on cash taxes paid until the related NOL carry-forward is fully utilized. In addition, while GAAP equity will increase as a result of a valuation allowance reversal and recognition of the net deferred tax asset, we expect minimal benefit, if any, on regulatory capital.

See Note 10 — Income Taxes for additional information, including deferred tax assets.

RESULTS BY BUSINESS SEGMENT

As discussed in our 2014 first quarter Form 10-Q, we announced organization changes that became effective January 1, 2014. Management changed our operating segments to (i) realign and simplify its businesses and organizational structure, (ii) streamline and consolidate certain business processes to achieve greater operating efficiencies, and (iii) leverage CIT’s operational capabilities for the benefit of its clients and customers. Effective January 1, 2014, CIT manages its business and reports financial results in three operating segments: (1) TIF; (2) NACF; and (3) NSP.

56   CIT GROUP INC

The change in segment reporting does not affect CIT’s historical consolidated results of operations. The discussions below reflect the new reporting segments, and all prior period comparisons have been conformed and are consistent with the presentation of financial information to management.

On April 25, 2014, the Company completed the sale of the student lending business. The business had previously been included in the NSP segment. All prior period data has been adjusted to reflect the student lending business as a discontinued operation.

See Note 14 — Business Segment Information for additional details.

Transportation & International Finance

TIF includes several divisions: aerospace (commercial aircraft and business aircraft), rail, and maritime finance, as well as international finance, which includes corporate lending and equipment financing businesses in China and the U.K. Revenues generated by TIF include rents collected on leased assets, interest on loans, fees, and gains from assets sold.

Aerospace–Commercial Air provides leasing and financing solutions — including operating leases, capital leases, loans and structuring and advisory services — for commercial airlines worldwide. We own and finance a fleet of more than 300 commercial aircraft and have about 100 customers in approximately 50 countries.

Aerospace–Business Air provides financing solutions to business jet operators. Serving clients around the globe, we provide financing that is tailored to our clients’ unique business requirements. Products include term loans, leases, predelivery financing, fractional share financing and vendor/manufacturer financing.

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

International Finance offers corporate lending and advisory services as well as equipment financing and leasing to small and middle market businesses in China and the U.K.

Transportation & International Finance – Financial Data and Metrics (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2014	2014	2013	2014	2013
Earnings Summary
Interest income	$72.2	$76.7	$62.6	$148.9	$119.2
Interest expense	(155.1)	(160.7)	(143.9)	(315.8)	(288.0)
Provision for credit losses	(8.3)	(12.4)	(3.7)	(20.7)	1.9
Rental income on operating leases	485.1	459.6	423.8	944.7	841.2
Other income	10.4	7.2	26.9	17.6	43.7
Depreciation on operating lease equipment	(131.6)	(121.7)	(106.2)	(253.3)	(214.2)
Maintenance and other operating lease expenses	(49.0)	(51.6)	(40.2)	(100.6)	(82.6)
Operating expenses	(75.5)	(79.5)	(61.5)	(155.0)	(124.9)
Income before provision for income taxes	$148.2	$117.6	$157.8	$265.8	$296.3
Select Average Balances
Average finance receivables (AFR)	$3,547.0	$3,555.0	$3,040.9	$3,550.8	$2,880.9
Average operating leases (AOL)	$14,234.7	$13,457.5	$12,022.1	$13,863.4	$12,079.0
Average earning assets (AEA)	$18,066.2	$17,119.7	$15,316.4	$17,624.8	$15,188.3
Statistical Data
Net finance margin – net finance revenue (interest and rental income, net of interest and depreciation and maintenance and other operating lease expenses) as a % of AEA	4.91%	4.73%	5.12%	4.81%	4.95%
Operating lease margin (rental income less depreciation and maintenance and other operating lease expenses) as a % of AOL	8.56%	8.51%	9.23%	8.52%	9.01%
New business volume	$1,404.7	$1,054.6	$907.3	$2,459.3	$1,330.3

Pre-tax earnings for the quarter and year-to-date periods were down from the year-ago periods mostly due to higher operating expenses and lower gains on asset sales, partially offset by higher net finance revenue. Pre-tax earnings this quarter included a $5 million impairment upon the transfer to AHFS of an international loan portfolio of approximately $0.5 billion and a net benefit to interest expense of $7 million due to the refinancing of secured debt within the

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   57

TRS, while the prior year quarter included a $5 million FSA charge on debt refinancing.

Financing and leasing assets grew to $18.4 billion at June 30, 2014, up sequentially from $17.6 billion and from $15.4 billion a year ago. The sequential increase reflected growth in all divisions except International Finance with Aerospace accounting for approximately 80% of the growth. The $3.0 billion, or 19% increase from June 2013 included $1.4 billion of growth in Rail, including the European rail acquisition in the 2014 first quarter, $1.2 billion in Aerospace, and $0.3 billion in Maritime. We entered the European rail leasing market with the January 31, 2014 acquisition of Nacco, an independent full service railcar lessor in Europe, which included more than 9,500 railcars, consisting of tank cars, flat cars, gondolas and hopper cars.

New business volume remained strong and asset utilization remained high. New business volume outpaced the year-ago and prior quarters and consisted of $0.9 billion of lease equipment, including the delivery of 13 aircraft and approximately 2,500 railcars and the funding of $0.5 billion of finance receivables.

Other highlights included:

■	Net finance revenue was $222 million, up from $196 million in the year-ago quarter and from $202 million sequentially, primarily due to asset growth. NFM was 4.91% compared to 5.12% in the year-ago quarter and 4.73% in the prior quarter. Excluding the accelerated FSA and OID accretion, NFM was 4.75%, down from the prior year reflecting lower net rental yields in air, and flat sequentially, as lower maintenance and operating lease expense offset reduced loan prepayment benefits.

■	Net operating lease revenue (rental income on operating leases less depreciation on operating lease equipment and maintenance and other operating lease expenses), which is a component of NFR, was $305 million, up from $277 million from the year-ago quarter and $286 million in the prior quarter. Increased rent from growth in the Aerospace and Rail portfolios and combined strong utilization offset an increase in depreciation and maintenance and operating lease expense compared to the year-ago quarter. Net operating lease revenue was $591 million year-to-date in 2014, up from $544 million in 2013. The declines from 2013 in the net operating lease margin (as a % of average operating lease equipment) reflected pressure on renewal rents on certain aircraft, higher maintenance costs and operating lease expenses and higher depreciation rates. We entered 2014 with approximately 50 aircraft to remarket due to lease expirations, a level that was higher than in recent years, and have made good progress placing these aircraft. Lease commitments have been renewed or entered into for approximately 80% of those aircraft. Most of these have been renewed with the existing carrier, which lowers the remarketing costs.

■	At June 30, 2014, TIF had 284 commercial aircraft, and approximately 119,000 railcars and 350 locomotives on operating lease.

■	Utilization remained strong with all but one commercial aircraft and over 98% of rail equipment on lease or under a commitment at June 30, 2014.

■	At June 30, 2014, we had 130 aircraft on order from manufacturers (down from 147 at December 31, 2013), with deliveries scheduled through 2020. We had future purchase commitments for approximately 7,400 railcars, with scheduled deliveries through 2016. All but one aircraft scheduled for delivery in the next 12 months, and approximately 87% of all railcars on order, have lease commitments. See Item 1. Consolidated Financial Statements, Note 12 — Commitments.

In July, CIT signed memorandums of understanding with Airbus for the purchase of 15 A330-900neo (new engine option) aircraft and five A321-200ceo (current engine option) aircraft. Deliveries of the A330-900neo are scheduled to begin in 2018 and deliveries of the A321-200ceo are scheduled to begin in 2015. CIT also placed an order with Boeing for the purchase of 10 787-9 Dreamliner aircraft, with deliveries beginning in 2018.

■	Other income primarily includes gains on equipment and receivable sales, partially offset by impairment charges. For the second quarter of 2014, gains totaled $11 million on $81 million of equipment and receivable sales, compared to $27 million of gains on $339 million of sales in the year-ago quarter and $4 million of gains on $199 million of sales last quarter. Year-to-date, gains totaled $15 million on $280 million of sales in 2014 and $42 million of gains on $474 million of sales in 2013. Gains can vary significantly quarter to quarter, depending on various factors, including types of equipment sold. Impairment charges totaled $10 million in the second quarter of 2014, primarily reflecting aircraft equipment held for sale and transfers of international assets to assets held for sale, compared to an insignificant amount in the year-ago quarter and less than $1 million last quarter. Year-to-date, impairment charges were $11 million in 2014 and $2 million in 2013.

■	Provision for credit losses was $8 million, compared to $4 million in the year-ago quarter and $12 million in the prior quarter, reflecting fluctuations in the international portfolio charge-offs. Non-accrual loans were $41 million (1.26% of finance receivables) at June 30, 2014, up from 36 million (1.01%) at March 31, 2014 and $28 million (0.91%) at June 30, 2013. Net charge-offs were $13 million (1.48% of average finance receivables) in the second quarter of 2014, up from a net recovery in the year-ago quarter and unchanged from the prior quarter. Charge-offs for the quarters ended June 30 and March 31, 2014, included approximately $9 million and $3 million, respectively, related to the transfer of receivables to AHFS. The year-ago quarter and six month balances were not significant. Net charge-offs year-to-date were $26 million in 2014, compared to less than $1 million in 2013. Charge-offs were concentrated in the International portfolio.

58   CIT GROUP INC

■	Operating expenses were $76 million and $155 million for the quarter and year-to-date 2014, up from the 2013 periods reflecting the European rail acquisition and our continued investment in growth initiatives. Operating expenses were down from the prior quarter, reflecting lower legal and employee costs.

North American Commercial Finance

The NACF segment is comprised of four divisions: Corporate Finance, Equipment Finance, Real Estate Finance and Commercial Services. Revenue is generated from interest earned on loans, rents on leases, fees and other revenue from lending activities and capital markets transactions, and commissions earned on factoring and related activities.

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

North American Commercial Finance – Financial Data and Metrics (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2014	2014	2013	2014	2013
Earnings Summary
Interest income	$208.8	$193.4	$210.0	$402.2	$429.3
Interest expense	(68.1)	(68.9)	(71.6)	(137.0)	(150.2)
Provision for credit losses	(2.6)	(23.2)	(4.8)	(25.8)	(29.7)
Rental income on operating leases	25.1	22.8	25.8	47.9	49.6
Other income	69.7	61.8	64.8	131.5	128.5
Depreciation on operating lease equipment	(20.0)	(21.9)	(18.6)	(41.9)	(34.9)
Operating expenses	(120.2)	(121.5)	(118.4)	(241.7)	(246.5)
Income before provision for income taxes	$92.7	$42.5	$87.2	$135.2	$146.1
Select Average Balances
Average finance receivables (AFR)	$15,181.0	$14,800.1	$13,963.9	$14,952.2	$13,651.1
Average earning assets (AEA)	$14,132.4	$13,764.7	$12,843.2	$13,962.1	$12,543.9
Statistical Data
Net finance revenue as a % of AEA	4.13%	3.64%	4.53%	3.88%	4.68%
New business volume	$1,600.1	$1,372.9	$1,709.4	$2,973.0	$3,042.4
Factoring volume	$6,282.8	$6,271.1	$5,955.6	$12,553.9	$12,310.1

AEA is lower than AFR as it is reduced by the average credit balances for factoring clients.

Pre-tax earnings were up from both the year-ago and prior quarters. The increase from the year-ago quarter reflected higher assets partially offset by lower interest income that resulted from lower yields in certain portfolios. The sequential quarter increase reflected lower credit costs and a prepayment benefit. For the period ending June 30, 2014, the decline in pre-tax earnings reflected yield compression that offset asset growth and lower funding costs.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   59

Financing and leasing assets grew 10% from a year ago, and 3% sequentially, to $15.7 billion, reflecting strong growth in our corporate finance and real estate finance divisions. Funded new business volume for the quarter was down 6% from the year-ago quarter, and up 17% from the prior quarter, in line with typical seasonal trends. The decrease in new business volume from the year-ago quarter reflected modest declines in Corporate Finance and Real Estate Finance partially offset by an increase in Equipment Finance. The sequential quarterly improvement in volume was across all divisions.

CIT Bank originated the vast majority of the U.S. funded volume in each of the presented quarters. At June 30, 2014, approximately 75% of financing and leasing assets were in CIT Bank.

Other highlights included:

■	Net finance revenue was $146 million, unchanged from the year-ago quarter and up from $125 million in the prior quarter. Net finance margin was 4.13% for the quarter and 3.88% year-to-date. The declines from the respective 2013 periods reflect the reduction of benefits from prepayment benefits, lower portfolio yields in Corporate Finance and Equipment Finance, as well as a lower benefit from net FSA accretion. The sequential quarterly increase was largely due to the benefits of a prepayment in the current quarter.

■	Other income was up from the year-ago quarter and prior quarter and included benefits from both investment gains and counterparty receivable accretion.

■	Factoring commissions were $28 million, down slightly from the year-ago and prior quarters. For the six months ended June 30, 2014, factoring commissions were $57 million, down modestly from $59 million in the comparable period in 2013.

■	Fee revenue was $18 million, down from $23 million in the year-ago quarter, and flat with the prior quarter. The decline from the prior year reflected lower syndication and arranger fees. For the year-to-date period, fee revenue totaled $35 million, down from $38 million in 2013.

■	Gains on equipment, receivables and investments totaled $13 million, up from $4 million in the year-ago quarter and $10 million in the prior quarter. Equipment and receivables sold totaled $175 million, compared to $92 million in the year-ago quarter and $138 million in the prior quarter. For the six months ended June 30, 2014, gains totaled $23 million, up from $16 million in 2013.

■	Credit metrics remained at or near cycle lows. Non-accrual loans were $132 million (0.86% of finance receivables), essentially unchanged from March 31, 2014 and down from $178 million (1.27%) a year ago. The provision for credit losses was $3 million, modestly lower than the year-ago quarter, and significantly lower than the prior quarter. The current quarter provision for credit losses primarily reflects sequentially lower charge-offs, primarily in Corporate Finance, and improvements related to portfolio mix. Net charge-offs were $9 million (0.23% of average finance receivables), compared to $4 million (0.12%) in the year-ago quarter and $16 million (0.43%) last quarter. For the year-to-date period, net charge-offs were $25 million (0.33%) compared to $10 million (0.15%) in 2013, reflecting a lower level of recoveries and a higher level of charged-off accounts that had specific reserves in Corporate Finance. Charge-offs for the quarters ended June 30 and March 31, 2014, included approximately $3 million and $4 million, respectively, related to the transfer of receivables to assets held for sale. The respective amounts for the six months ended June 30, 2014 and 2013 were $7 million and $2 million.

■	Operating expenses were up slightly from year-ago quarter, which benefited from a litigation settlement, and improved slightly from the prior quarter. The decline in operating expenses for the year-to-date period largely reflected lower employee costs related to reduced headcount.

Non-Strategic Portfolios

NSP consists of portfolios that we no longer consider strategic. Included in NSP at June 30, 2014 are several international equipment finance portfolios, including Brazil, Mexico and smaller portfolios in Europe that we identified as subscale platforms during our international rationalization. On April 25, 2014, we completed the sale of the student lending business. In our March 31, 2014 Form 10-Q, that business was included in NSP. Upon sale, the business was classified as a discontinued operation, and all prior period data has been adjusted.

60   CIT GROUP INC

Non-Strategic Portfolios—Financial Data and Metrics (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2014	2014	2013	2014	2013
Earnings Summary
Interest income	$25.6	$28.4	$42.8	$54.0	$86.7
Interest expense	(23.0)	(24.9)	(32.8)	(47.9)	(69.6)
Provision for credit losses	0.7	(1.0)	(6.1)	(0.3)	(6.4)
Rental income on operating leases	9.4	9.5	34.7	18.9	69.9
Other income	3.9	4.4	(16.0)	8.3	(25.9)
Depreciation on operating lease equipment	(5.7)	(5.2)	(8.8)	(10.9)	(17.8)
Maintenance and other operating lease expenses	–	–	(0.1)	–	(0.1)
Operating expenses	(20.5)	(19.2)	(34.2)	(39.7)	(72.7)
Loss before provision for income taxes	$(9.6)	$(8.0)	$(20.5)	$(17.6)	$(35.9)
Select Average Balances
Average finance receivables (AFR)	$83.9	$300.0	$1,443.0	$280.7	$1,464.0
Average earning assets (AEA)	$988.1	$1,185.8	$1,961.8	$1,082.1	$1,980.6
Statistical Data
Net finance revenue as a % of AEA	2.55%	2.63%	7.30%	2.61%	6.98%
New business volume	$64.1	$51.8	$259.9	$115.9	$445.3

Pre-tax losses for the quarter were $10 million, compared to pre-tax losses of $21 million in the year-ago quarter, as lower operating expenses offset a decline in net revenues from lower asset levels. The higher sequential pre-tax loss reflects higher costs associated with exiting activities.

Financing and leasing assets at June 30, 2014 totaled $0.7 billion, primarily related to international small ticket platforms identified as subscale platforms during our international rationalization, with the majority of the assets in AHFS. The financing and leasing assets were down from $1.1 billion at March 31, 2014, primarily due to the sale of the remaining small business loan portfolio and from $2.0 billion at June 30, 2013, primarily due to loan sales and runoff.

We have exited all the sub-scale countries in Asia, and several countries in Latin America and Europe and continue to market the remaining non-strategic portfolios in Europe and Latin America.

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

Corporate and Other – Financial Data (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2014	2014	2013	2014	2013
Earnings Summary
Interest income	$3.2	$3.7	$3.7	$6.9	$6.4
Interest expense	(16.0)	(17.4)	(14.3)	(33.4)	(28.9)
Provision for credit losses	–	(0.1)	–	(0.1)	0.1
Other income	9.7	(2.3)	3.5	7.4	2.9
Operating expenses, including loss on debt extinguishments	(9.2)	(13.3)	(12.0)	(22.5)	(12.9)
Loss before provision for income taxes	$(12.3)	$(29.4)	$(19.1)	$(41.7)	$(32.4)

■	Interest income consists of interest and dividend income, primarily from deposits held at other depository institutions and U.S. Treasury Securities.

■	Other income primarily reflects gains and (losses) on derivatives and foreign currency exchange.

■	Operating expenses reflects salary and general and administrative expenses in excess of amounts allocated to the business segments, litigation-related costs and provision for severance and facilities exiting activities. Restructuring charges totaled $6 million in the second quarter of 2014, compared to $10 million in each of the year-ago quarter and prior quarter. Year-to-date, restructuring charges totaled $16 million, up slightly from 2013.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   61

FINANCING AND LEASING ASSETS

The following table presents our financing and leasing assets by segment and divisions within these segments.

Financing and Leasing Asset Composition (dollars in millions)

	June 30, 2014	December 31, 2013	% Change
Transportation & International Finance
Segment Total
Loans	$3,228.3	$3,494.4	(7.6)%
Operating lease equipment, net	14,512.9	12,778.5	13.6%
Assets held for sale	671.7	158.5	323.8%
Financing and leasing assets	18,412.9	16,431.4	12.1%
Aerospace
Loans	1,432.2	1,247.7	14.8%
Operating lease equipment, net	8,912.8	8,267.9	7.8%
Assets held for sale	191.8	148.8	28.9%
Financing and leasing assets	10,536.8	9,664.4	9.0%
Rail
Loans	121.4	107.2	13.2%
Operating lease equipment, net	5,593.4	4,503.9	24.2%
Assets held for sale	0.7	3.3	(78.8)%
Financing and leasing assets	5,715.5	4,614.4	23.9%
Maritime Finance
Loans	566.4	412.6	37.3%
Assets held for sale	21.2	–	–
Financing and leasing assets	587.6	412.6	42.4%
International Finance
Loans	1,108.3	1,726.9	(35.8)%
Operating lease equipment, net	6.7	6.7	–
Assets held for sale	458.0	6.4	>100%
Financing and leasing assets	1,573.0	1,740.0	(9.6)%
North American Commercial Finance
Segment Total
Loans	15,376.1	14,693.1	4.6%
Operating lease equipment, net	240.2	240.5	(0.1)%
Assets held for sale	33.7	38.2	(11.8)%
Financing and leasing assets	15,650.0	14,971.8	4.5%
Real Estate Finance
Loans	1,737.6	1,554.8	11.8%
Financing and leasing assets	1,737.6	1,554.8	11.8%
Corporate Finance
Loans	7,295.3	6,831.8	6.8%
Operating lease equipment, net	10.0	6.2	61.3%
Assets held for sale	33.7	38.2	(11.8)%
Financing and leasing assets	7,339.0	6,876.2	6.7%
Equipment Finance
Loans	4,094.7	4,044.1	1.3%
Operating lease equipment, net	230.2	234.3	(1.7)%
Financing and leasing assets	4,324.9	4,278.4	1.1%
Commercial Services
Loans and factoring receivables	2,248.5	2,262.4	(0.6)%
Financing and leasing assets	2,248.5	2,262.4	(0.6)%
Non-Strategic Portfolios
Loans	–	441.7	(100.0)%
Operating lease equipment, net	35.2	16.4	>100%
Assets held for sale	623.5	806.7	(22.7)%
Financing and leasing assets	658.7	1,264.8	(47.9)%
Consolidated Totals:
Loans	$18,604.4	$18,629.2	(0.1)%
Operating lease equipment, net	14,788.3	13,035.4	13.4%
Assets held for sale	1,328.9	1,003.4	32.4%
Total financing and leasing assets	$34,721.6	$32,668.0	6.3%

62   CIT GROUP INC

Growth in TIF financing and leasing assets reflects solid new business volume, which included the delivery of 22 aircraft and approximately 3,900 railcars and funding of $0.9 billion of loans, and supplemented with the acquisition of a European railcar lessor of approximately $650 million of assets (operating lease equipment). NACF growth was led by its Corporate Finance division, which included solid commercial and industrial and energy activity, while Real Estate Finance had double-digit growth year-to-date.

Loans were down slightly from December 31, 2013, reflecting transfers to AHFS of a TIF international portfolio of approximately $0.5 billion in the second quarter, and an international portfolio of approximately $0.3 billion in NSP in the first quarter. AHFS totaled $1.3 billion at June 30, 2014. AHFS in TIF were mainly comprised of loans in the international portfolio and aircraft and related equipment in the aerospace division. Most of the remaining AHFS at June 30, 2014 were in NSP and included various equipment financing portfolios primarily in Latin America.

Financing and leasing asset trends are also discussed in the respective segment descriptions in “Results by Business Segment”.

The following table presents the changes to our financing and leasing assets:

Financing and Leasing Assets Roll forward (dollars in millions)

	Transportation & International Finance	North American Commercial Finance	Non-Strategic Portfolios	Total
Balance at March 31, 2014	$17,573.0	$15,179.9	$1,120.6	$33,873.5
New business volume	1,404.7	1,600.1	64.1	3,068.9
Loan and portfolio sales	(45.9)	(92.9)	(299.9)	(438.7)
Equipment sales	(35.2)	(82.0)	(7.5)	(124.7)
Depreciation	(131.6)	(20.0)	(5.7)	(157.3)
Gross charge-offs	(15.9)	(13.2)	–	(29.1)
Collections and other	(336.2)	(921.9)	(212.9)	(1,471.0)
Balance at June 30, 2014	$18,412.9	$15,650.0	$658.7	$34,721.6
Balance at December 31, 2013	$16,431.4	$14,971.8	$1,264.8	$32,668.0
New business volume	2,459.3	2,973.0	115.9	5,548.2
Portfolio / business acquisitions	649.2	–	–	649.2
Loan and portfolio sales	(60.1)	(162.7)	(363.5)	(586.3)
Equipment sales	(219.5)	(150.4)	(11.3)	(381.2)
Depreciation	(253.3)	(41.9)	(10.9)	(306.1)
Gross charge-offs	(30.2)	(35.8)	(7.5)	(73.5)
Collections and other	(563.9)	(1,904.0)	(328.8)	(2,796.7)
Balance at June 30, 2014	$18,412.9	$15,650.0	$658.7	$34,721.6

The following tables present our segment volumes and loan and equipment sales:

Total Business Volumes (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2014	2014	2013	2014	2013
Transportation & International Finance	$1,404.7	$1,054.6	$907.3	$2,459.3	$1,330.3
North American Commercial Finance	1,600.1	1,372.9	1,709.4	2,973.0	3,042.4
Non-Strategic Portfolios	64.1	51.8	259.9	115.9	445.3
Total	$3,068.9	$2,479.3	$2,876.6	$5,548.2	$4,818.0
Factored Volume	$6,282.8	$6,271.1	$5,955.6	$12,553.9	$12,310.1

Funded new business volume increased nearly 7% from the year-ago quarter as an increase in TIF offset a decline in NACF activity. Sequentially, the 24% increase reflects solid activity and some normal seasonality in NACF and additional equipment deliveries in TIF.

Factoring volume was up from the year-ago quarter, and increased slightly from the prior quarter.

Business volumes are discussed in the respective segment descriptions in “Results by Business Segment”.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   63

Loan and Portfolio Sales (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2014	2014	2013	2014	2013
Transportation & International Finance	$45.9	$14.2	$–	$60.1	$–
North American Commercial Finance	92.9	69.8	16.9	162.7	83.7
Non-Strategic Portfolios	299.9	63.6	36.5	363.5	36.5
Total	$438.7	$147.6	$53.4	$586.3	$120.2

The current quarter sales in NSP primarily consisted of small business portfolio loans, along with some international portfolios.

Equipment Sales (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2014	2014	2013	2014	2013
Transportation & International Finance	$35.2	$184.3	$339.2	$219.5	$474.5
North American Commercial Finance	82.0	68.4	75.5	150.4	152.9
Non-Strategic Portfolios	7.5	3.8	7.7	11.3	15.7
Total	$124.7	$256.5	$422.4	$381.2	$643.1

Asset sales in Transportation Finance primarily reflect aerospace and rail assets. Asset and loan and portfolio sales are discussed in Non-interest Income section, along with the related gains and losses.

CONCENTRATIONS

Ten Largest Accounts

Our ten largest financing and leasing asset accounts in the aggregate represented 10.6% of our total financing and leasing assets at June 30, 2014 (the largest account was less than 2.0%). The largest accounts represent aerospace and rail assets.

The ten largest financing and leasing asset accounts were 9.8% at December 31, 2013.

Geographic Concentrations

The following table represents the financing and leasing assets by obligor geography:

Financing and Leasing Assets by Obligor – Geographic Region (dollars in millions)

	June 30, 2014		December 31, 2013
Northeast	$6,078.2	17.5%	$5,933.1	18.2%
Southwest	3,901.7	11.2%	3,606.9	11.1%
Midwest	3,845.8	11.1%	3,762.5	11.5%
West	3,209.0	9.2%	3,238.6	9.9%
Southeast	3,156.5	9.1%	2,690.2	8.2%
Total U.S.	20,191.2	58.1%	19,231.3	58.9%
Asia / Pacific	4,226.3	12.2%	4,017.9	12.3%
Europe	4,030.6	11.6%	3,692.4	11.3%
Canada	2,537.6	7.3%	2,287.0	7.0%
Latin America	1,837.6	5.3%	1,743.1	5.3%
All other countries	1,898.3	5.5%	1,696.3	5.2%
Total	$34,721.6	100.0%	$32,668.0	100.0%

64   CIT GROUP INC

The following table summarizes both state concentrations greater than 5.0% and international country concentrations in excess of 1.0% of our financing and leasing assets:

Financing and Leasing Assets by Obligor – State and Country (dollars in millions)

	June 30, 2014		December 31, 2013
State
Texas	$3,287.6	9.5%	$3,022.4	9.3%
New York	2,266.8	6.5%	2,323.3	7.1%
All other states	14,636.8	42.1%	13,885.6	42.5%
Total U.S.	$20,191.2	58.1%	$19,231.3	58.9%
Country
Canada	$2,537.6	7.3%	$2,287.0	7.0%
England	1,180.5	3.4%	1,166.5	3.6%
China	958.5	2.8%	969.1	2.9%
Australia	954.1	2.8%	974.4	3.0%
Mexico	769.4	2.2%	819.9	2.5%
Brazil	721.1	2.1%	710.3	2.2%
France	478.4	1.4%	294.6	0.9%
Korea	448.4	1.3%	460.1	1.4%
Spain	389.8	1.1%	450.7	1.4%
Russia	388.8	1.1%	355.9	1.1%
Germany	383.3	1.1%	250.9	0.8%
Philippines	354.6	1.0%	255.9	0.8%
All other countries	4,965.9	14.3%	4,441.4	13.5%
Total International	$14,530.4	41.9%	$13,436.7	41.1%

Industry Concentrations

The following table represents financing and leasing assets by industry of obligor:

Financing and Leasing Assets by Obligor – Industry (dollars in millions)

	June 30, 2014		December 31, 2013
Commercial airlines (including regional airlines)(1)	$9,875.2	28.4%	$8,972.4	27.5%
Manufacturing(2)	6,099.6	17.6%	5,542.1	17.0%
Service industries	2,914.7	8.4%	3,144.3	9.6%
Retail(3)	2,867.1	8.2%	3,063.1	9.4%
Transportation(4)	2,838.9	8.2%	2,404.2	7.4%
Real Estate	1,448.4	4.2%	1,351.4	4.1%
Energy and utilities	1,405.5	4.0%	1,256.7	3.8%
Oil and gas extraction / services	1,284.2	3.7%	1,018.7	3.1%
Healthcare	1,274.6	3.7%	1,393.1	4.3%
Wholesaling	730.8	2.1%	685.7	2.1%
Finance and insurance	688.0	2.0%	760.1	2.3%
Other (no industry greater than 2%)	3,294.6	9.5%	3,076.2	9.4%
Total	$34,721.6	100.0%	$32,668.0	100.0%

(1)	Includes the Commercial Aerospace Portfolio and additional financing and leasing assets that are not commercial aircraft.

(2)	At June 30, 2014, includes manufacturers of chemicals, including pharmaceuticals (3.6%), petroleum and coal, including refining (3.2%), and food (2.0%).

(3)	At June 30, 2014, includes retailers of apparel (3.7%) and general merchandise (1.6%).

(4)	At June 30, 2014, included rail (4.2%), maritime (1.8%) and trucking and shipping (1.4%).

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   65

Commercial Aerospace

The following tables present details on our commercial and regional aerospace portfolio concentrations, which we call our Commercial Aerospace portfolio. The net investment in regional aerospace financing and leasing assets was $50.1 million and $52.1 million at June 30, 2014 and December 31, 2013, respectively, and was substantially comprised of loans and capital leases.

Commercial Aerospace Portfolio (dollars in millions)

	June 30, 2014		December 31, 2013
	Net Investment	Number	Net Investment	Number
By Product:
Operating lease(1)	$9,070.9	284	$8,379.3	270
Loan(2)	529.4	51	505.3	39
Capital lease	197.4	15	31.7	8
Total	$9,797.7	350	$8,916.3	317

The information presented below by region, manufacturer, and body type, is based on our operating lease aircraft portfolio, which comprises 93% of our total commercial aerospace portfolio and substantially all of our owned fleet of leased aircraft at June 30, 2014.

Commercial Aerospace Operating Lease Portfolio (dollars in millions)(1)

	June 30, 2014		December 31, 2013
	Net Investment	Number	Net Investment	Number
By Region:
Asia / Pacific	$3,322.6	87	$3,065.1	81
Europe	2,298.7	87	2,408.8	91
U.S. and Canada	1,761.9	54	1,276.5	43
Latin America	1,050.6	40	940.3	38
Africa / Middle East	637.1	16	688.6	17
Total	$9,070.9	284	$8,379.3	270
By Manufacturer:
Airbus	$6,115.6	169	$5,899.1	167
Boeing	2,427.8	96	2,038.7	87
Embraer	527.5	19	441.5	16
Total	$9,070.9	284	$8,379.3	270
By Body Type(3):
Narrow body	$6,638.8	242	$6,080.6	230
Intermediate	2,430.7	41	2,297.3	39
Regional and other	1.4	1	1.4	1
Total	$9,070.9	284	$8,379.3	270
Number of customers		101		98
Weighted average age of fleet (years)		6		5

(1)	Includes operating lease equipment held for sale.

(2)	Plane count excludes aircraft in which our net investment consists of syndicated financings against multiple aircraft. The net investment associated with such financings was $42.5 million at June 30, 2014 and $45 million at December 31, 2013.

(3)	Narrow body are single aisle design and consist primarily of Boeing 737 and 757 series, Airbus A320 series, and Embraer E170 and E190 aircraft. Intermediate body are smaller twin aisle design and consist primarily of Boeing 767 series and Airbus A330 series aircraft. Regional and Other includes aircraft and related equipment, such as engines.

Our top five commercial aerospace outstanding exposures totaled $2,254.2 million at June 30, 2014. The largest individual outstanding exposure totaled $619.3 million at June 30, 2014. The largest individual outstanding exposure to a U.S. carrier totaled $538.1 million at June 30, 2014. See Note 12 — Commitments for additional information regarding commitments to purchase additional aircraft.

66   CIT GROUP INC

Leased Railcars

TIF’s Rail business has a fleet of approximately 119,000 railcars, including approximately 30,000 tank cars, of which approximately 19,000 are used in the transport of crude oil, ethanol and other flammable liquids (collectively, “Flammable Liquids”) in North America. TIF’s fleet of tank cars in Flammable Liquids service is comprised of legacy tank cars used to transport Flammable Liquids, and tank cars meeting the CPC-1232 design standards, which standards were voluntarily adopted by the rail industry in 2011 and include design enhancements intended to improve tank car safety. Of the approximately 19,000 tank cars in our North American fleet currently in Flammable Liquids service, approximately 10,500 were manufactured prior to adoption of the CPC-1232 standard.

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

On June 27, 2014, TC announced proposed amendments under the Transportation of Dangerous Goods Act, the Railway Safety Management System Regulations, and the Transportation Information Regulations that will, among other safety requirements for railways, formalize new DOT-111 tank car standards. On July 23, 2014, the U.S. Pipeline and Hazardous Materials Safety Administration (“PHMSA”) issued a Notice of Proposed Rulemaking (“NPRM”) on Enhanced Tank Car Standards and Operational Controls for High Hazard Flammable Trains seeking public comment on tank cars standards, braking systems, speed restrictions, rail routing and notifications to state emergency responders. The NPRM also requested comment on retrofit standards and schedule for existing tank cars in high-hazard flammable trains.

The NPRM is complex and will require extensive review. In addition, the PHMSA proposed three different options for new tank car standards in the NPRM and raised questions to which public comment and discussion is requested. Until PHMSA and TC release their proposed rules, we will be unable to assess how any final regulations may impact CIT and what changes may be required with respect to our tank cars in Flammable Liquids service, including the scope and cost to CIT of any retrofit program and the timing of required implementation of any retrofitting requirements.

OTHER ASSETS / OTHER LIABILITIES

The following tables present components of other assets and other liabilities.

Other Assets (dollars in millions)

	June 30, 2014	December 31, 2013
Deposits on commercial aerospace equipment	$667.2	$831.3
Deferred debt costs and other deferred charges	153.4	158.5
Tax receivables, other than income taxes	118.7	132.2
Executive retirement plan and deferred compensation	98.8	101.3
Other(1)	513.4	470.8
Total other assets	$1,551.5	$1,694.1

(1)	Other includes items such as: accrued interest/dividends, fixed assets, prepaid expenses, investments in and receivables from non-consolidated entities, deferred federal and state tax assets, and other miscellaneous assets, none of which are individually in excess of $100 million.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   67

Other Liabilities (dollars in millions)

	June 30, 2014	December 31, 2013
Equipment maintenance reserves	$942.3	$904.2
Accrued expenses and accounts payable	379.3	478.1
Current taxes payable and deferred taxes	320.0	179.8
Accrued interest payable	249.7	247.1
Security and other deposits	228.0	227.4
Valuation adjustment relating to aerospace commitments	121.9	137.5
Other(1)	500.3	490.2
Total other liabilities	$2,741.5	$2,664.3

(1)	Other consist of other taxes, property tax liabilities and other miscellaneous liabilities.

RISK MANAGEMENT

CIT is subject to a variety of risks that may arise through the Company’s business activities, including the following principal forms of risk:

■	Credit risk, which is the risk of loss (including the incurrence of additional expenses) when a borrower does not meet its financial obligations to the Company. Credit risk may arise from lending, leasing, and/or counterparty activities.

■	Asset risk, which is the equipment valuation and residual risk of lease equipment owned by the Company that arises from fluctuations in the supply and demand for the underlying leased equipment. The Company is exposed to the risk that, at the end of the lease term, the value of the asset will be lower than expected, resulting in either reduced future lease income over the remaining life of the asset or a lower sale value.

■	Market risk, which includes interest rate and foreign currency risk. Interest rate risk refers to the impact that fluctuations in interest rates will have on the Company’s NFR and on the market value of the Company’s assets, liabilities and derivatives. Foreign exchange risk refers to the economic impact that fluctuations in exchange rates between currencies will have on the Company’s non-dollar denominated assets and liabilities.

■	Liquidity risk, which is the risk that the Company has an inability to maintain adequate cash resources and funding capacity to meet its obligations, including under liquidity stress scenarios.

■	Legal, regulatory and compliance risk, which is the risk that the Company is not in compliance with applicable laws and regulations, which may result in fines, regulatory criticism or business restrictions, or damage to the Company’s reputation.

■	Operational risk, which is the risk of financial loss, damage to the Company’s reputation, or other adverse impacts resulting from inadequate or failed internal processes and systems, people or external events.

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

Interest Rate Risk

Interest rate risk arises from lending, leasing, investments, deposit taking and funding, as assets and liabilities reprice at different times and by different amounts as interest rates change. We evaluate and monitor interest rate risk through two primary metrics.

■	Net Interest Income Sensitivity (“NII Sensitivity”), which measures the impact of hypothetical changes in interest rates on net finance revenue; and

■	Economic Value of Equity (“EVE”), which measures the net economic value of equity impact by assessing the market value of assets, liabilities and derivatives.

Interest rate risk and sensitivity is influenced primarily by the composition of the balance sheet, driven by the type of products offered (fixed/floating rate loans and deposits), investments, funding and hedging activities. Our assets are primarily comprised of commercial loans, operating leases, cash and investments. We use a variety of funding sources, including retail and brokered CDs, savings accounts, secured and unsecured debt, and equity. Our leasing products are level/fixed payment transactions, whereas the interest rate on a majority of our commercial loan portfolio

68   CIT GROUP INC

is based off of a floating rate index such as short-term Libor or Prime. Our investment portfolio and interest bearing deposits (cash) have short duration and reprice frequently. With respect to liabilities, CDs and unsecured debt are fixed rate, secured debt is a mix of fixed and floating rate, and the rates on savings accounts are established based on the market environment and competition. The composition of our assets and liabilities results in a slight net asset-sensitive position at the shorter end of the curve, mostly to moves in LIBOR, whereby our assets will reprice faster than our liabilities.

Deposits continued to grow as a percent of total funding. CIT Bank sources deposits primarily through direct-to-consumer (via the internet) and brokered channels. At June 30, 2014, the Bank had nearly $14 billion in deposits, more than half of which were obtained through our direct channel while approximately 40% were sourced through brokers with the remainder from institutional and other sources. Fixed rate, term deposits represented over 60% of our deposit portfolio. The deposit rates we offer can be influenced by market conditions and competitive factors. Changes in interest rates can affect our pricing and potentially impact our ability to gather and retain deposits. Rates offered by competitors also can influence our rates and our ability to attract and hold deposits. The majority of the Bank’s deposits are fixed-rate. In a rising rate environment, the Bank may need to increase rates to renew maturing deposits and attract new deposits. Rates on our savings account deposits may fluctuate due to pricing competition and may also move with short-term interest rates, on a lagging basis. In general, retail deposits represent a low-cost source of funds and are less sensitive to interest rate changes than many non-deposit funding sources. Our ability to gather brokered deposits may be more sensitive to rate changes than other types of deposits. We manage this risk by limiting maturity concentration and emphasizing new issuance in long-dated maturities of up to ten years. We regularly stress test the effect of deposit rate changes on our margins and seek to achieve optimal alignment between assets and liabilities from an interest rate risk management perspective.

The table below summarizes the results of simulation modeling produced by our asset/liability management system. The results reflect the percentage change in the EVE and NII Sensitivity over the next twelve months assuming an immediate 100 basis point parallel increase or decrease in interest rates. NII sensitivity is based on a static balance sheet projection.

Change to NII Sensitivity and EVE

	June 30, 2014		December 31, 2013
	+100 bps	–100 bps	+100 bps	–100 bps
NII Sensitivity	6.6%	(1.1)%	6.1%	(0.9)%
EVE	2.0%	(1.9)%	1.8%	(2.0)%

A primary driver of the change in NII Sensitivity was the sale in April 2014 of the student lending business, which had as of December 31, 2013, a portfolio of $3.4 billion of government-guaranteed student loans and associated $3.3 billion of floating rate debt that was extinguished upon sale. The December 31, 2013 amounts reflect the simulation results on our portfolio at that time, which included the student lending business.

As detailed in the above table, NII sensitivity is positive to an increase in interest rates. This is primarily driven by our cash and short-term investments position, and commercial floating rate loan portfolio, which reprices frequently. On a net basis, we have more floating/repricing assets than liabilities in the near term. As a result, our current portfolio is more sensitive to moves in short-term interest rates in the near term. Therefore, our Net Finance Revenue (NFR) may increase if short-term interest rates rise, or decrease if short-term interest rates decline. Market implied forward rates over the subsequent future twelve months are used to determine a base interest rate scenario for the net interest income projection for the base case. This base projection is compared with those calculated under varying interest rate scenarios such as 100 bps parallel rate shift to arrive at NII Sensitivity.

EVE complements net interest income simulation and sensitivity analysis as it estimates risk exposures beyond twelve month horizon. EVE modeling measures the extent to which the economic value of assets, liabilities and off-balance sheet instruments may change in response to fluctuations in interest rates. EVE is calculated by subjecting the balance sheet to different rate shocks, measuring the net value of assets, liabilities and off-balance sheet instruments, and comparing those amounts with the base case of an unchanged interest rate environment. The duration of our liabilities is greater than that of our assets, in that we have more fixed rate liabilities than assets in the longer term, causing EVE to increase under increasing rates and decrease under decreasing rates. The methodology with which the operating lease assets are assessed in the results table above reflects the existing contractual rental cash flows and the expected residual value at the end of the existing contract term. The simulation modeling for both NII Sensitivity and EVE assumes we take no action in response to the changes in interest rates.

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

assume lease renewals consistent with management’s expected holding period of a particular asset. NII Sensitivity and EVE limits have been set and are monitored for certain of the key scenarios. We manage the exposure to changes in NII Sensitivity and EVE in accordance with our risk appetite and within Board approved policy limits.

We use results of our various interest rate risk analyses to formulate asset and liability management (“ALM”) strategies in order to achieve the desired risk profile, while managing our objectives for capital adequacy and liquidity risk exposures. Specifically, we manage our interest rate risk position through certain pricing strategies for loans and deposits, our investment strategy, issuing term debt with floating or fixed interest rates, and using derivatives such as interest rate swaps, which modify the interest rate characteristics of certain assets or liabilities.

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

FUNDING AND LIQUIDITY

CIT actively manages and monitors its funding and liquidity sources against relevant limits and targets. These sources satisfy funding and other operating obligations, while also providing protection against unforeseen stress events like unanticipated funding obligations, such as customer line draws, or disruptions to capital markets or other funding sources. In addition to its unrestricted cash, short-term investments and portfolio cash inflows, liquidity sources include:

■	a $1.5 billion multi-year committed revolving credit facility, of which $1.4 billion was available at June 30, 2014; and

■	committed securitization facilities and secured bank lines aggregating $4.5 billion, of which $3.0 billion was available at June 30, 2014, provided that eligible assets are available that can be funded through these facilities.

Asset liquidity is further enhanced by our ability to sell or syndicate portfolio assets in secondary markets, which also enables us to manage credit exposure, and to pledge assets to access secured borrowing facilities through the Federal Home Loan Banks (“FHLB”) and FRB.

Cash and short-term investment securities totaled $6.8 billion at June 30, 2014 ($6.4 billion of cash and $0.4 billion of short-term investments), down from $8.5 billion at March 31, 2014, reflecting a $1.3 billion repayment of unsecured debt at maturity, and $7.5 billion at December 31, 2013. Cash and short-term investment securities at June 30, 2014 consisted of $1.8 billion related to the bank holding company and $2.8 billion at the Bank with the remainder comprised of cash at operating subsidiaries and in restricted balances.

Included in short-term investment securities are U.S. Treasury bills, Government Agency bonds, and other highly-rated securities, which were classified as AFS and most of which had maturity dates of approximately 180 days or less as of the investment date.

The weighted average coupon rates on outstanding deposits and long-term borrowings was 3.20% at June 30, 2014 compared to 3.33% at December 31, 2013 and 3.39% at June 30, 2013. The following table reflects our long term targeted funding mix:

Funding Mix (dollars in millions)

	June 30, 2014	December 31, 2013
Deposits	44%	40%
Secured	17%	19%
Unsecured	39%	41%

The low percentage of secured funding at both June 30, 2014 and December 31, 2013 reflect debt related to the student lending business being reported in discontinued operation (i.e. not part of the funding mix), and extinguishment of this debt in April 2014. In addition, in the second quarter the Company restructured two aircraft securitization facilities, which resulted in the extinguishment of $300 million in secured debt. Management issued a new $640 million aerospace securitization in July 2014, and has other transactions planned, which will cause secured funding to become a greater portion of the total.

70   CIT GROUP INC

Deposits

We continued to grow deposits during 2014 to fund our bank lending and leasing activities. Deposits totaled $13.9 billion at June 30, 2014, up from $12.5 billion at December 31, 2013 and $11.2 billion at June 30, 2013. The weighted average interest rate on deposits was 1.64% at June 30, 2014, 1.65% at December 31, 2013 and 1.59% at June 30, 2013.

The following table details our deposits by type:

Deposits (dollars in millions)

	June 30, 2014	December 31, 2013
Online deposits	$7,486.6	$6,117.5
Brokered CDs / sweeps	5,468.4	5,365.4
Other(1)	984.0	1,043.6
Total	$13,939.0	$12,526.5

(1)	Other primarily includes a deposit sweep arrangement related to Healthcare Savings Accounts and deposits at our Brazil bank.

Long-term Borrowings – Unsecured

Revolving Credit Facility

The Revolving Credit Facility has a total commitment amount of $1.5 billion and the maturity date of the commitment is January 27, 2017. The total commitment amount consists of a $1.15 billion revolving loan tranche and a $350 million revolving loan tranche that can also be utilized for issuance of letters of credit. The applicable margin charged under the facility is 2.50% for LIBOR-based loans and 1.50% for Base Rate loans. Improvement in CIT’s long-term senior unsecured debt ratings to either BB by S&P or Ba2 by Moody’s would result in a reduction in the applicable margin to 2.25% for LIBOR-based loans and to 1.25% for Base Rate loans. A downgrade in CIT’s long-term senior unsecured debt ratings to B+ by S&P and B1 by Moody’s would result in an increase in the applicable margin to 2.75% for LIBOR-based loans and to 1.75% for Base Rate loans. In the event of a one notch downgrade by only one of the agencies, no change to the margin charged under the facility would occur.

There were no outstanding borrowings under the Revolving Credit Facility at June 30, 2014 and December 31, 2013. The amount available to draw upon at June 30, 2014 was approximately $1.4 billion, with the remaining amount of approximately $0.1 billion utilized for issuance of letters of credit.

The Revolving Credit Facility is unsecured and is guaranteed by eight of the Company’s domestic operating subsidiaries. The facility was amended to modify the covenant requiring a minimum guarantor asset coverage ratio and the criteria for calculating the ratio. The amended covenant requires a minimum guarantor asset coverage ratio ranging from 1.25:1.0 to the current requirement of 1.5:1.0 depending on the Company’s long-term senior unsecured debt rating. At June 30, 2014, the last reported asset coverage ratio was 2.73x.

Senior Unsecured Notes and Series C Unsecured Notes

At June 30, 2014, we had outstanding $12.2 billion of unsecured notes, compared to $12.5 billion at December 31, 2013. On February 19, 2014, CIT issued, at par value, $1 billion aggregate principal amount of senior unsecured notes due 2019 that bear interest at a per annum rate of 3.875%. On April 1, 2014, we repaid $1.3 billion of maturing 5.25% unsecured notes.

See Note 6 — Long-term Borrowings for further detail.

Long-term Borrowings – Secured

Secured borrowings totaled $5.3 billion at June 30, 2014 and $6.0 billion at December 31, 2013, which are secured by $8.8 billion and $9.7 billion at June 30, 2014 and December 31, 2013, respectively. The June 30, 2014 borrowings include $0.8 billion in CIT Bank, which are secured by $1.1 billion of assets, relatively unchanged from the respective December 31, 2013 balances. Non-bank secured borrowings were $4.5 billion and $5.1 billion at June 30, 2014 and December 31, 2013, respectively, and secured by assets of $7.7 billion and $8.6 billion, respectively.

As part of our liquidity management strategy, we may pledge assets to secure financing transactions (which include securitizations), to secure borrowings from the FHLB or for other purposes as required or permitted by law. Our secured financing transactions do not meet accounting requirements for sale treatment and are recorded as secured borrowings, with the assets remaining on-balance sheet for GAAP. The debt associated with these transactions is collateralized by receivables, leases and/or equipment. Certain related cash balances are restricted.

During the 2014 first quarter CIT renewed a CAD 250 million committed multi-year conduit facility that allows the Canadian Equipment Finance business to fund both existing assets and new originations at attractive terms. In the second quarter, CIT Bank renewed and extended to 2016 an existing $1 billion committed multi-year equipment finance conduit facility.

The Bank is a member of the FHLB of Seattle and may borrow under a line of credit that is secured by collateral pledged to FHLB Seattle. During the second quarter, CIT Bank drew $125 million under the line and approximately $180 million of commercial real estate assets were pledged as collateral. A subsidiary of the Bank is a member of FHLB Des Moines and may borrow under lines of credit that are secured by a blanket lien on the subsidiary’s assets

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   71

and collateral pledged to FHLB Des Moines. At June 30, 2014, $136 million of collateral was pledged and $69 million of advances were outstanding with FHLB Des Moines.

See Note 6 — Long-Term Borrowings for a table displaying our secured financings and pledged assets.

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

During the second quarter, notable transactions were completed related to the TRS. In April 2014, the Company sold its student loan assets and extinguished the debt secured by these loans. Approximately $0.8 billion of the extinguished debt served as reference obligations under the TRS. Also, two aircraft securitizations financed through the TRS were extinguished during the second quarter, which accelerated FSA accretion, as discussed in Net Finance Revenue. Approximately $300 million of the extinguished debt served as reference obligations under the TRS. The extinguishment of debt increased the unfunded portion of the TRS and increased the notional amount of the derivative. Management is structuring additional transactions that will utilize the facility and closed a new Aerospace securitization in July 2014 of which $0.5 billion serve as reference obligation under the TRS.

At June 30, 2014, a total of $874.5 million of pledged assets and $613.7 million of secured debt issued to investors were outstanding under the GSI Facilities. After adjustment to the amount of actual qualifying borrowing base under terms of the GSI Facilities, this secured debt provided for usage of $548.4 million of the maximum notional amount of the GSI Facilities. The remaining $1,576.6 million of the maximum notional amount represents the unused portion of the GSI Facilities and constitutes the notional amount of derivative financial instruments. An unsecured counterparty receivable of $565.8 million is owed to CIT from GSI for debt discount, return of collateral posted to GSI and settlements resulting from market value changes to asset- backed securities underlying the structures at June 30, 2014. The counterparty receivable was up from $301.6 million at December 31, 2013 as the proportionate amount of the balance was allocated to discontinued operation, i.e. the former student lending business. Upon sale of the secured assets and repayment of the secured debt, the full capacity of the facility from a presentation perspective, reverted back to the continuing operations.

Based on the Company’s valuation, the liability related to the GSI facilities was reduced to zero at June 30, 2014 from $11.4 million at March 31, 2014 and $9.7 million at December 31, 2013. The change in value of $11.4 million was recognized as a benefit in Other Income in the second quarter, while the six month amount was a benefit of $9.7 million.

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

See Note 7 — Derivative Financial Instruments for further information.

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

Our debt ratings at June 30, 2014 as rated by Standard & Poor’s Ratings Services (“S&P”), Moody’s Investors Service (“Moody’s”) and Dominion Bond Rating Service (“DBRS”) are presented in the following table and were unchanged from December 31, 2013.

Debt Ratings as of June 30, 2014

	S&P Ratings Services	Moody’s Investors Service	DBRS
Issuer / Counterparty Credit Rating	BB-	Ba3	BB
Revolving Credit Facility Rating	BB-	Ba3	BBB (Low)
Series C Notes / Senior Unsecured Debt Rating	BB-	Ba3	BB
Outlook	Positive	Stable	Positive

72   CIT GROUP INC

After the July 22, 2014 announcement of our definitive agreement to acquire OneWest Bank, Moody’s affirmed its Ba3 corporate family rating and placed our Ba3 senior unsecured rating on review for possible downgrade; S&P affirmed its BB- rating and retained its positive outlook; and DBRS placed its BB rating under review with positive implications.

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

Tax Implications of Cash in Foreign Subsidiaries

Cash and short term investments held by foreign subsidiaries, including cash available to the BHC and restricted cash, totaled $1.7 billion at June 30, 2014, down slightly from $1.8 billion at December 31, 2013.

Other than in a limited number of jurisdictions, Management does not intend to indefinitely reinvest foreign earnings.

Contractual Payments and Commitments

The following tables summarize significant contractual payments and contractual commitment expirations at June 30, 2014. Certain amounts in the payments table are not the same as the respective balance sheet totals, because this table is based on contractual amounts and excludes FSA discounts, in order to better reflect projected contractual payments. Likewise, actual cash flows could vary materially from those depicted in the payments table as further explained in the table footnotes.

Payments for the Twelve Months Ended June 30(1) (dollars in millions)

	Total	2015	2016	2017	2018	2019+
Secured borrowings(2)	$5,304.3	$1,070.7	$1,301.6	$776.3	$509.8	$1,645.9
Senior unsecured borrowings	12,251.8	1,500.4	–	1,250.0	3,950.0	5,551.4
Total Long-term borrowings	17,556.1	2,571.1	1,301.6	2,026.3	4,459.8	7,197.3
Deposits	13,940.6	6,524.6	1,736.5	872.2	2,046.7	2,760.6
Credit balances of factoring clients	1,296.5	1,296.5	–	–	–	–
Lease rental expense	172.2	30.7	28.9	25.6	22.8	64.2
Total contractual payments	$32,965.4	$10,422.9	$3,067.0	$2,924.1	$6,529.3	$10,022.1

(1)	Projected payments of debt interest expense and obligations relating to postretirement programs are excluded.

(2)	Includes non-recourse secured borrowings, which are generally repaid in conjunction with the pledged receivable maturities.

The unsecured $1.5 billion principal balance with a coupon rate of 4.75% comes due in February 2015.

Commitment Expiration by Twelve Month Periods Ended June 30 (dollars in millions)

	Total	2015	2016	2017	2018	2019+
Financing commitments	$4,405.9	$658.2	$594.6	$954.6	$853.7	$1,344.8
Aerospace equipment purchase commitments(1)	8,429.2	830.1	771.3	904.4	1,252.4	4,671.0
Rail and other equipment purchase commitments	1,060.8	635.4	425.4	–	–	–
Letters of credit	406.9	64.4	32.5	72.0	55.4	182.6
Deferred purchase agreements	1,508.5	1,508.5	–	–	–	–
Guarantees, acceptances and other recourse obligations	3.1	3.1	–	–	–	–
Liabilities for unrecognized tax obligations(2)	320.5	275.0	45.5	–	–	–
Total contractual commitments	$16,134.9	$3,974.7	$1,869.3	$1,931.0	$2,161.5	$6,198.4

(1)	Aerospace commitments are net of amounts on deposit with manufacturers. The Company entered into purchase commitments for 30 commercial aircraft in July 2014, which are not included in the above table.

(2)	The balance cannot be estimated past 2016; therefore the remaining balance is reflected in 2016.

Financing commitments increased from $4.3 billion at December 31, 2013 to $4.4 billion at June 30, 2014. This includes commitments that have been extended to and accepted by customers or agents, but on which the criteria for funding have not been completed of $435 million at June 30, 2014 and $548 million at December 31, 2013. Also included are credit line agreements to Commercial Services clients that are cancellable by us only after a notice

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   73

period. The notice period is typically 90 days or less. The amount available under these credit lines, net of amount of receivables assigned to us, were $231 million at June 30, 2014 and $157 million at December 31, 2013.

At June 30, 2014, substantially all our undrawn financing commitments were senior facilities, with approximately 80% secured by equipment or other assets and the remainder comprised of cash flow or enterprise value facilities. Most of our undrawn and available financing commitments are in Corporate Finance. The top ten undrawn commitments totaled $353 million at June 30, 2014.

The table above includes approximately $1.3 billion of undrawn financing commitments at June 30, 2014 and $0.9 billion at December 31, 2013 that were not in compliance with contractual obligations, and therefore CIT does not have the contractual obligation to lend.

CAPITAL

Capital Management

CIT manages its capital position to ensure capital is adequate to support the risks of its businesses and capital distributions to its shareholders. CIT’s capital management is discussed in its Form 10-K for the year ended December 31, 2013.

Return of Capital

In January 2014, the Board of Directors approved the repurchase of up to $307 million of common stock through December 31, 2014, which included the amount that was not used from the 2013 share repurchase. In April 2014, the Board of Directors authorized an additional share repurchase of up to $300 million of common stock through December 31, 2014. Approximately $55 million of the $607 million authorized repurchase capacity remained at June 30, 2014. On July 22, 2014, CIT announced that its Board of Directors approved an additional repurchase of up to $500 million of common stock through June 30, 2015.

During the 2014 first quarter, we repurchased over 2.9 million shares at an average price of $46.66 per share, totaling nearly $136 million. During the second quarter, we repurchased over 9.4 million shares for an aggregate purchase price of $416 million, bringing the total repurchases for 2014 to approximately 12.3 million shares at an average price of $44.81, or an aggregate of approximately $552 million. The repurchases were effected via open market purchases and through plans designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended.

In January 2014, the Board of Directors declared a quarterly cash dividend of $0.10 per share, which was paid on February 28, 2014. In April 2014, the Board of Directors declared a quarterly cash dividend of $0.10 per share, which was paid on May 30, 2014. On July 15, 2014, the Board approved an increase to CIT’s quarterly cash dividend from $0.10 per share to $0.15 per share. The dividend is payable on August 29, 2014.

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

74   CIT GROUP INC

Tier 1 Capital and Total Capital Components (dollars in millions)

Tier 1 Capital	June 30, 2014	December 31, 2013
Total stockholders’ equity	$8,617.6	$8,838.8
Effect of certain items in accumulated other comprehensive loss excluded from Tier 1 Capital	32.5	24.2
Adjusted total equity	8,650.1	8,863.0
Less: Goodwill	(406.8)	(338.3)
Disallowed intangible assets	(16.6)	(20.3)
Investment in certain subsidiaries	(32.2)	(32.3)
Other Tier 1 components(1)	(32.8)	(32.6)
Tier 1 Capital	8,161.7	8,439.5
Tier 2 Capital
Qualifying reserve for credit losses and other reserves(2)	372.4	383.9
Less: Investment in certain subsidiaries	(32.2)	(32.3)
Other Tier 2 components(3)	0.3	0.1
Total qualifying capital	$8,502.2	$8,791.2
Risk-weighted assets	$51,001.8	$50,571.2
BHC Ratios
Tier 1 Capital Ratio	16.0%	16.7%
Total Capital Ratio	16.7%	17.4%
Tier 1 Leverage Ratio	18.3%	18.1%
CIT Bank Ratios
Tier 1 Capital Ratio	15.2%	16.8%
Total Capital Ratio	16.5%	18.1%
Tier 1 Leverage Ratio	15.4%	16.9%

(1)	Includes the portion of net deferred tax assets that does not qualify for inclusion in Tier 1 capital based on the capital guidelines, the Tier 1 capital charge for nonfinancial equity investments and the Tier 1 capital deduction for net unrealized losses on available-for-sale marketable securities (net of tax).

(2)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit, and deferred purchase agreements, all of which are recorded in Other Liabilities.

(3)	Banking organizations are permitted to include in Tier 2 Capital up to 45% of net unrealized pre-tax gains on available for sale equity securities with readily determinable fair values.

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

The reconciliation of balance sheet assets to risk-weighted assets is presented below:

Risk-Weighted Assets (dollars in millions)

	June 30, 2014	December 31, 2013
Balance sheet assets	$44,152.7	$47,139.0
Risk weighting adjustments to balance sheet assets	(6,280.9)	(10,328.1)
Off balance sheet items	13,130.0	13,760.3
Risk-weighted assets	$51,001.8	$50,571.2

The decline in the balance sheet assets primarily reflects the sale of the student loan assets during the 2014 second quarter and the decline in the risk weighted adjustments to balance sheet assets reflect the low risk weighting of the student loan assets. The off balance sheet items for the current period primarily reflects commitments to purchase aircraft and railcars ($9.3 billion), unused lines of credit ($1.7 billion, largely related to Corporate Finance division) and deferred purchase agreements ($1.5 billion related to Commercial Services division).

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

The Basel III Final Rule also introduces a new “capital conservation buffer”, composed entirely of CET1, on top of these minimum risk-weighted asset ratios apart from the Tier 1 leverage ratio. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

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

At June 30, 2014, CIT’s and the Bank’s capital ratios and capital composition exceed the post-transition minimum capital requirements at January 2019. CIT’s capital stock is substantially all Tier 1 Common equity and generally does not include non-qualifying capital instruments subject to transitional deductions. CIT and the Bank are subject to a minimum Tier 1 Leverage ratio of 4% and 5%, respectively. We continue to believe that, as of June 30, 2014, CIT and the Bank would meet all capital requirements under the Basel III Final Rule, including the capital conservation buffer, on a fully phased-in basis as if such requirements were currently effective. As non-advanced approaches banking organizations, CIT and the Bank will not be subject to the Countercyclical Buffer or the supplementary leverage ratio.

76   CIT GROUP INC

Tangible Book Value and Tangible Book Value per Share

Tangible book value represents common equity less goodwill and other intangible assets. A reconciliation of CIT’s total common stockholders’ equity to tangible book value, a non-GAAP measure, follows:

Tangible Book Value and per Share Amounts (dollars in millions, except per share amounts)

	June 30, 2014	December 31, 2013
Total common stockholders’ equity	$8,617.6	$8,838.8
Less: Goodwill	(403.1)	(334.6)
Intangible assets	(16.6)	(20.3)
Tangible book value	$8,197.9	$8,483.9
Book value per share	$46.42	$44.78
Tangible book value per share	$44.16	$42.98

Book value was down as the increase in shares repurchased and held in treasury offset the increase due to net income, while the decline in Tangible book value (“TBV”) also reflected the goodwill recorded with the Nacco acquisition. Book value per share and TBV per share increased as the decline in outstanding shares offset the decrease in common equity.

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

As detailed in the following Consolidated Balance Sheet table, total assets increased to $18.3 billion, up $2.1 billion from December 31, 2013, related to growth in financing and leasing assets. Cash and deposits with banks was $2.8 billion at June 30, 2014, up from December 31, 2013, reflecting increased deposits.

Commercial loans totaled $13.4 billion at June 30, 2014, up from $12.0 billion at December 31, 2013. The increase reflects solid new business activity. The Bank funded $2.0 billion of new business volume during 2014, up 11% from the year-ago quarter and 23% sequentially. Most of the 2014 second quarter volume, $1.4 billion, related to NACF, which included various divisions, as well as Real Estate Finance. The remaining amount funded aerospace, rail and maritime transactions in TIF. Year-to-date, volumes are up 11%. The Bank also expanded its portfolio of operating lease equipment, which totaled $1.8 billion at June 30, 2014 and comprised primarily of railcars, and aircraft.

CIT Bank deposits were $13.9 billion at June 30, 2014, up from $12.5 billion at December 31, 2013. The weighted average interest rate was 1.57% at June 30, 2014, up slightly from December 31, 2013.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   77

The following presents condensed financial information for CIT Bank.

Condensed Balance Sheets (dollars in millions)

	June 30, 2014	December 31, 2013
ASSETS:
Cash and deposits with banks	$2,804.5	$2,528.6
Investment securities	268.7	234.6
Assets held for sale	54.2	104.5
Commercial loans	13,416.3	12,032.6
Allowance for loan losses	(231.1)	(212.9)
Operating lease equipment, net	1,806.4	1,248.9
Other assets	150.7	195.0
Total Assets	$18,269.7	$16,131.3
LIABILITIES AND EQUITY:
Deposits	$13,867.5	$12,496.2
Long-term borrowings	821.0	854.6
Other borrowings	700.0	–
Other liabilities	211.4	183.9
Total Liabilities	15,599.9	13,534.7
Total Equity	2,669.8	2,596.6
Total Liabilities and Equity	$18,269.7	$16,131.3
Capital Ratios
Tier 1 Capital Ratio	15.2%	16.8%
Total Capital Ratio	16.5%	18.1%
Tier 1 Leverage ratio	15.4%	16.9%
Financing and Leasing Assets by Segment (dollars in millions)
North American Commercial Finance	$11,767.5	$10,701.1
Transportation & International Finance	3,509.4	2,606.8
Non-Strategic Portfolios	–	78.1
Total	$15,276.9	$13,386.0

Condensed Statements of Operations (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2014	2014	2013	2014	2013
Interest income	$169.8	$157.8	$135.8	$327.6	$258.6
Interest expense	(55.1)	(51.4)	(42.8)	(106.5)	(82.1)
Net interest revenue	114.7	106.4	93.0	221.1	176.5
Provision for credit losses	(14.6)	(24.8)	(17.1)	(39.4)	(38.1)
Net interest revenue, after credit provision	100.1	81.6	75.9	181.7	138.4
Rental income on operating leases	53.9	45.8	25.5	99.7	45.9
Other income	23.0	27.0	29.8	50.0	57.2
Total net revenue, net of interest expense and credit provision	177.0	154.4	131.2	331.4	241.5
Operating expenses	(82.5)	(85.4)	(77.2)	(167.9)	(144.7)
Depreciation on operating lease equipment	(22.7)	(18.2)	(10.6)	(40.9)	(17.8)
Income before provision for income taxes	71.8	50.8	43.4	122.6	79.0
Provision for income taxes	(30.4)	(17.8)	(18.4)	(48.2)	(33.0)
Net income	$41.4	$33.0	$25.0	$74.4	$46.0
New business volume – funded	$2,049.3	$1,660.4	$1,841.6	$3,709.7	$3,354.8

The Bank’s 2014 results benefited from higher earning assets. The Bank’s provision for credit losses for the quarter ended June 30, 2014 reflects lower reserve build due to portfolio composition, while credit metrics remain at or near cyclical lows. For the quarter ended June 30, 2014, net charge-offs as a percentage of average finance receivables were 0.21%, compared to 0.14% in the year-ago quarter and 0.47% last quarter.

78   CIT GROUP INC

Other income in 2014 was down from the 2013 periods and sequentially reflecting lower fee revenue. Operating expenses increased from the 2013 periods reflecting increased Bank activities, while down slightly from the prior quarter.

Net Finance Revenue (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2014	2014	2013	2014	2013
Interest income	$169.8	$157.8	$135.8	$327.6	$258.6
Rental income on operating leases	53.9	45.8	25.5	99.7	45.9
Finance revenue	223.7	203.6	161.3	427.3	304.5
Interest expense	(55.1)	(51.4)	(42.8)	(106.5)	(82.1)
Depreciation on operating lease equipment	(22.7)	(18.2)	(10.6)	(40.9)	(17.8)
Maintenance and other operating lease expenses*	(1.8)	(1.8)	(0.5)	(3.6)	(1.3)
Net finance revenue	$144.1	$132.2	$107.4	$276.3	$203.3
Average Earning Assets (“AEA”)	$14,792.4	$13,832.5	$10,697.9	$14,329.9	$10,040.0
As a % of AEA:
Interest income	4.59%	4.56%	5.08%	4.57%	5.15%
Rental income on operating leases	1.46%	1.33%	0.95%	1.39%	0.92%
Finance revenue	6.05%	5.89%	6.03%	5.96%	6.07%
Interest expense	(1.49)%	(1.49)%	(1.60)%	(1.49)%	(1.64)%
Depreciation on operating lease equipment	(0.61)%	(0.52)%	(0.39)%	(0.57)%	(0.35)%
Maintenance and other operating lease expenses*	(0.05)%	(0.05)%	(0.02)%	(0.05)%	(0.03)%
Net finance revenue	3.90%	3.83%	4.02%	3.85%	4.05%

*	Amounts included in CIT Bank operating expenses.

NFR and NFR as a percentage of AEA (“NFM”) are key metrics used by management to measure the profitability of our lending and leasing assets. NFR includes interest and fee income on our loans and capital leases, interest and dividend income on cash and investments, rental revenue from our leased equipment, depreciation and maintenance and other operating lease expenses, as well as funding costs. Since our asset composition includes an increasing level of operating lease equipment (11% of AEA for the quarter ended June 30, 2014), NFM is a more appropriate metric for CIT than net interest margin (“NIM”) (a common metric used by other banks), as NIM does not fully reflect the earnings of our portfolio because it includes the impact of debt costs on all our assets but excludes the net revenue (rental income less depreciation and maintenance and other operating lease expenses) from operating leases.

NFR and AEA increased on asset growth. NFM is down from the prior year periods reflecting some pressure on loan yields, which offset lower funding costs. During the 2014, the Bank grew its operating lease portfolio, by adding aircraft and railcars which contributed net operating lease revenue of $29 million, up from $14 million in the year-ago quarter and $26 million in the prior quarter. Year-to-date, net operating lease revenue totaled $55 million, up from $27 million in 2013.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   79

SELECT DATA AND AVERAGE BALANCES

The following table sets forth selected consolidated financial information regarding our results of operations, balance sheets and certain ratios.

Select Data (dollars in millions)

	At or for the Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2014	2014	2013	2014	2013
Select Statement of Operations Data
Net interest revenue	$47.6	$30.3	$56.5	$77.9	$104.9
Provision for credit losses	(10.2)	(36.7)	(14.6)	(46.9)	(34.1)
Total non-interest income	613.3	563.0	563.5	1,176.3	1,109.9
Total other expenses	431.7	433.9	400.0	865.6	806.6
Income from continuing operations	195.2	114.9	175.6	310.1	328.5
Net income	246.9	117.2	183.6	364.1	346.2
Per Common Share Data
Diluted income per common share from continuing operations	$1.02	$0.58	$0.87	$1.60	$1.62
Diluted income per common share	$1.29	$0.59	$0.91	$1.88	$1.70
Book value per common share	$46.42	$45.10	$43.16
Tangible book value per common share	$44.16	$42.94	$41.33
Dividends declared per common share	$0.10	$0.10	$–	$0.20	$–
Performance Ratios
Return on average common stockholders’ equity	9.0%	5.2%	8.2%	7.1%	7.7%
Net finance revenue as a percentage of average earning assets	4.35%	4.01%	4.87%	4.18%	4.82%
Return on average total assets	1.75%	1.04%	1.73%	1.40%	1.63%
Total ending equity to total ending assets	19.5%	17.8%	19.3%
Balance Sheet Data
Loans including receivables pledged	$18,604.4	18,571.7	18,155.3
Allowance for loan losses	(341.0)	(352.6)	(367.2)
Operating lease equipment, net	14,788.3	14,182.4	12,326.2
Goodwill	403.1	403.5	344.5
Total cash and short-term investments	6,771.9	8,506.4	6,833.5
Assets of discontinued operation	1.0	3,721.2	3,952.1
Total assets	44,152.7	48,578.1	44,631.0
Deposits	13,939.0	13,189.3	11,171.3
Total long-term borrowings	17,545.5	19,508.8	17,569.4
Liabilities of discontinued operation	0.9	3,172.1	3,446.2
Total common stockholders’ equity	8,617.6	8,796.0	8,677.2
Credit Quality
Non-accrual loans as a percentage of finance receivables	1.02%	1.18%	1.53%
Net charge-offs as a percentage of average finance receivables	0.45%	0.76%	0.63%	0.60%	0.43%
Allowance for loan losses as a percentage of finance receivables	1.83%	1.90%	2.02%
Financial Ratios
Tier 1 Capital Ratio	16.0%	16.1%	16.3%
Total Capital Ratio	16.7%	16.8%	17.0%

80   CIT GROUP INC

Quarterly Average Balances(1) and Associated Income (dollars in millions)

	June 30, 2014			March 31, 2014			June 30, 2013
	Average Balance	Revenue / Expense	Average Rate (%)	Average Balance	Revenue / Expense	Average Rate (%)	Average Balance	Revenue / Expense	Average Rate (%)
Interest bearing deposits	$4,620.9	$4.5	0.39%	$5,188.9	$4.6	0.35%	$5,281.9	$4.3	0.33%
Investments	2,035.8	3.9	0.77%	2,499.7	4.2	0.67%	1,658.3	2.8	0.68%
Loans (including held for sale)(2)(3)
U.S.(2)	16,339.2	226.9	6.03%	15,816.3	214.4	5.90%	14,549.5	214.9	6.45%
Non-U.S.	3,510.0	74.5	8.49%	3,736.7	79.0	8.46%	4,188.6	97.1	9.27%
Total loans(2)	19,849.2	301.4	6.50%	19,553.0	293.4	6.42%	18,738.1	312.0	7.12%
Total interest earning assets / interest income(2)(3)	26,505.9	309.8	4.92%	27,241.6	302.2	4.66%	25,678.3	319.1	5.22%
Operating lease equipment, net (including held for sale)(4)
U.S.(4)	7,741.5	172.5	8.91%	7,349.6	156.2	8.50%	6,447.0	156.8	9.73%
Non-U.S.(4)	6,921.8	140.8	8.14%	6,551.2	135.3	8.26%	6,267.5	153.6	9.80%
Total operating lease equipment, net(4)	14,663.3	313.3	8.55%	13,900.8	291.5	8.39%	12,714.5	310.4	9.77%
Total earning assets(2)	41,169.2	$623.1	6.25%	41,142.4	$593.7	5.96%	38,392.8	$629.5	6.77%
Non-interest earning assets
Cash due from banks	1,213.1			1,055.0			429.6
Allowance for loan losses	(350.4)			(357.8)			(376.0)
All other non-interest earning assets	2,546.5			2,357.3			2,183.2
Assets of discontinued operation	931.2			3,792.3			4,055.1
Total Average Assets	$45,509.6			$47,989.2			$44,684.7
Borrowings
Deposits	$13,608.5	$56.1	1.65%	$12,812.2	$51.9	1.62%	$11,009.6	$44.8	1.63%
Long-term borrowings(5)	18,226.2	206.1	4.52%	19,022.1	220.0	4.63%	17,817.5	217.8	4.89%
Total interest-bearing liabilities	31,834.7	$262.2	3.29%	31,834.3	$271.9	3.42%	28,827.1	$262.6	3.64%
Credit balances of factoring clients	1,301.7			1,276.3			1,222.2
Other non-interest bearing liabilities	2,863.2			2,819.6			2,504.8
Liabilities of discontinued operation	793.9			3,240.1			3,515.9
Noncontrolling interests	8.4			11.1			9.1
Stockholders’ equity	8,707.7			8,807.8			8,605.6
Total Average Liabilities and Stockholders’ Equity	$45,509.6			$47,989.2			$44,684.7
Net revenue spread			2.96%			2.54%			3.13%
Impact of non-interest bearing sources			0.66%			0.69%			0.82%
Net revenue/yield on earning assets(2)		$360.9	3.62%		$321.8	3.23%		$366.9	3.95%

(1)	The average balances presented are derived based on month end balances during the year. Tax exempt income was not significant in any of the years presented. Average rates are impacted by FSA accretion and amortization.

(2)	The rate presented is calculated net of average credit balances for factoring clients.

(3)	Non-accrual loans and related income are included in the respective categories.

(4)	Operating lease rental income is a significant source of revenue; therefore, we have presented the rental revenues net of depreciation and net of Maintenance and other operating lease expenses.

(5)	Interest and average rates include FSA accretion, including amounts accelerated due to redemptions or extinguishments, and accelerated original issue discount on debt extinguishment related to the GSI facility.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   81

Year to Date Average Balances(1) and Associated Income (dollars in millions)

	June 30, 2014			June 30, 2013
	Average Balance	Revenue / Expense	Average Rate (%)	Average Balance	Revenue / Expense	Average Rate (%)
Interest bearing deposits	$4,955.8	$9.1	0.37%	$5,578.2	$7.8	0.28%
Investments	2,269.6	8.1	0.71%	1,579.1	5.7	0.72%
Loans (including held for sale)(2)(3)
U.S.(2)	16,087.1	441.3	5.97%	14,112.3	435.2	6.74%
Non-U.S.	3,622.5	153.5	8.47%	4,179.1	192.9	9.23%
Total loans(2)	19,709.6	594.8	6.46%	18,291.4	628.1	7.35%
Total interest earning assets / interest income(2)(3)	26,935.0	612.0	4.77%	25,448.7	641.6	5.29%
Operating lease equipment, net (including held for sale)(4)
U.S.(4)	7,556.7	328.7	8.70%	6,429.1	304.2	9.46%
Non-U.S.(4)	6,733.0	276.1	8.20%	6,303.8	306.9	9.74%
Total operating lease equipment, net(4)	14,289.7	604.8	8.46%	12,732.9	611.1	9.60%
Total earning assets(2)	41,224.7	$1,216.8	6.10%	38,181.6	$1,252.7	6.77%
Non-interest earning assets
Cash due from banks	989.6			369.4
Allowance for loan losses	(354.3)			(375.8)
All other non-interest earning assets	2,460.5			2,189.3
Assets of discontinued operation	2,167.6			4,112.5
Total Average Assets	$46,488.1			$44,477.0
Borrowings
Deposits	$13,213.3	$108.0	1.63%	$10,590.7	$87.1	1.64%
Long-term borrowings(5)	18,497.8	426.1	4.61%	18,001.7	449.6	5.00%
Total interest-bearing liabilities	31,711.1	$534.1	3.37%	28,592.4	$536.7	3.75%
Credit balances of factoring clients	1,299.8			1,200.0
Other non-interest bearing liabilities	2,862.6			2,593.0
Liabilities of discontinued operation	1,852.0			3,566.8
Noncontrolling interests	10.3			8.0
Stockholders’ equity	8,752.3			8,516.8
Total Average Liabilities and Stockholders’ Equity	$46,488.1			$44,477.0
Net revenue spread			2.73%			3.02%
Impact of non-interest bearing sources			0.69%			0.85%
Net revenue/yield on earning assets(2)		$682.7	3.42%		$716.0	3.87%

(1)	The average balances presented are derived based on month end balances during the year. Tax exempt income was not significant in any of the years presented. Average rates are impacted by FSA accretion and amortization.

(2)	The rate presented is calculated net of average credit balances for factoring clients.

(3)	Non-accrual loans and related income are included in the respective categories.

(4)	Operating lease rental income is a significant source of revenue; therefore, we have presented the rental revenues net of depreciation and net of Maintenance and other operating lease expenses.

(5)	Interest and average rates include FSA accretion, including amounts accelerated due to redemptions or extinguishments, and accelerated original issue discount on debt extinguishment related to the GSI facility.

Interest income on interest bearing deposits and investment securities was not significant in any of the quarters presented. The decline in average interest bearing deposits reflects the investment of cash in investment securities to earn a higher yield. The vast majority of our investment securities are high quality debt, primarily U.S. Treasury securities, U.S. Government Agency securities, and supranational and foreign government securities that

82   CIT GROUP INC

typically mature in 90 days or less. Investments were down sequentially, reflecting maturities, and the subsequent usage of the proceeds to repay maturing debt.

Average rates on loans and operating lease equipment decreased from the year-ago quarter and year-to-date, as compression on portfolio yields across many of our business, sales of higher-yielding portfolios last year, suspended depreciation in the prior year, lower yield-related fees and lower FSA accretion offset the higher level of earning assets. The sequential increase reflects lower maintenance and operating lease expenses on transportation equipment and modestly higher prepayments, which offset portfolio yield compression.

Net operating lease revenue was primarily generated from the commercial air and rail portfolios. Net operating lease revenue increased slightly from the prior-year quarter, as the benefit of increased assets from the growing aerospace and rail portfolios offset higher depreciation expense and increased maintenance and other operating lease expenses. Rental income increased from the year-ago periods as did depreciation expense, reflecting the growing portfolio. The increase from 2013 in maintenance and other operating lease expenses reflects the growing rail portfolio, and aerospace remarketing expenses resulting from the elevated levels of aircraft re-leasing activity in 2014. During the quarter, on average, lease renewal rates in the rail portfolio were re-pricing slightly higher, while the commercial air portfolio has been re-pricing slightly lower, putting pressure on overall rental revenue, compared to the 2013 periods. These factors are also reflected in the net operating lease revenue as a percent of AOL. The sequential improvement reflects higher AOL and slightly lower maintenance and operating lease expenses. We expect costs related to the remarketing of aircraft, which are reflected in operating lease expenses, to remain elevated in the second half of 2014, consistent with the first half. The 2014 first quarter European rail acquisition reduced the overall portfolio’s net yields, as the acquired portfolio’s net yields were lower.

Interest expense was relatively flat compared to the 2013 periods, but the year-ago quarter included $8 million of accelerated debt FSA accretion, while the 2014 second quarter had a net benefit of $7 million of debt FSA and OID accretion. At June 30, 2014, the remaining FSA discount on long-term borrowings is not significant, approximately $5 million.

The weighted average coupon rate of outstanding deposits and long-term borrowings was 3.20% at June 30, 2014, down from 3.33% at March 31, 2014 and 3.39% at June 30, 2013, benefiting from a higher proportion of deposit funding. The weighted average coupon rate of long-term borrowings at June 30, 2014 was 4.44%, essentially unchanged from March 31, 2014 and down slightly from 4.52% at June 30, 2013.

Deposits represented 44% of the total deposits and long-term borrowing at June 30, 2014, while unsecured debt was 39% and secured debt was 17%. These proportions will fluctuate in the future depending upon our capital markets activities.

Deposits have increased, both in dollars and proportion of total CIT funding. The weighted average rate of total CIT deposits was 1.64%, 1.67% and 1.59% at June 30, 2014, March 31, 2014 and June 30, 2013, respectively. Deposits and long-term borrowings are also discussed in Funding and Liquidity.

The average long-term borrowings balances presented below were derived based on daily balances and the average rates are based on a 30 days per month day count convention. The average rates include FSA accretion, including amounts accelerated due to redemptions or extinguishments and prepayment costs.

Average Daily Long-term Borrowings Balances and Rates (dollars in millions)

	Quarters Ended
	June 30, 2014			March 31, 2014			June 30, 2013
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Revolving Credit Facility(1)	$–	$3.2	–	$–	$4.3	–	$–	$4.1	–
Senior Unsecured Notes	12,231.9	156.3	5.11%	12,998.4	168.7	5.19%	11,795.5	162.4	5.51%
Secured borrowings	5,686.2	46.6	3.28%	6,059.3	47.0	3.10%	6,040.4	51.3	3.40%
Long-term Borrowings	$17,918.1	$206.1	4.60%	$19,057.7	$220.0	4.62%	$17,835.9	$217.8	4.88%

	Six Months Ended
	June 30, 2014			June 30, 2013
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Revolving Credit Facility(1)	$–	$7.5	–	$–	$8.0	–
Senior Unsecured Notes	12,615.2	325.0	5.15%	11,806.3	335.4	5.68%
Secured borrowings	5,872.7	93.6	3.19%	6,213.6	106.2	3.42%
Long-term Borrowings	$18,487.9	$426.1	4.61%	$18,019.9	$449.6	4.99%

(1)	Interest expense and average rate includes Facility commitment fees and amortization of Facility deal costs.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   83

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

INTERNAL CONTROLS

The Internal Controls Working Group (“ICWG”), which reports to the Disclosure Committee, is responsible for monitoring and improving internal controls over external financial reporting. The ICWG is chaired by the Controller and is comprised of senior executives in Finance and the Chief Auditor. See Item 4. Controls and Procedures for more information.

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

Total Net Revenues(1) and Net Operating Lease Revenues(2) (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2014	2014	2013	2014	2013
Total Net Revenue
Interest income	$309.8	$302.2	$319.1	$612.0	$641.6
Rental income on operating leases	519.6	491.9	484.3	1,011.5	960.7
Finance revenue	829.4	794.1	803.4	1,623.5	1,602.3
Interest expense	(262.2)	(271.9)	(262.6)	(534.1)	(536.7)
Depreciation on operating lease equipment	(157.3)	(148.8)	(133.6)	(306.1)	(266.9)
Maintenance and other operating lease expenses	(49.0)	(51.6)	(40.3)	(100.6)	(82.7)
Net finance revenue (NFR)	360.9	321.8	366.9	682.7	716.0
Other income	93.7	71.1	79.2	164.8	149.2
Total net revenues	$454.6	$392.9	$446.1	$847.5	$865.2
Net Operating Lease Revenue
Rental income on operating leases	$519.6	$491.9	$484.3	$1,011.5	$960.7
Depreciation on operating lease equipment	(157.3)	(148.8)	(133.6)	(306.1)	(266.9)
Maintenance and other operating lease expenses	(49.0)	(51.6)	(40.3)	(100.6)	(82.7)
Net operating lease revenue	$313.3	$291.5	$310.4	$604.8	$611.1

84   CIT GROUP INC

Adjusted NFR ($) and Net Finance Margin (NFM) (%) (dollars in millions)

	Quarters Ended
	June 30, 2014		March 31, 2014		June 30, 2013
NFR / NFM	$360.9	4.35%	$321.8	4.01%	$366.9	4.87%
Accelerated FSA net discount/(premium) on debt extinguishments and repurchases	34.7	0.42%	–	–	7.7	0.10%
Accelerated OID on debt extinguishments related to the GSI facility	(42.0)	(0.51)%	–	–	–	–
Adjusted NFR / NFM	$353.6	4.26%	$321.8	4.01%	$374.6	4.97%

	Six Months Ended June 30,
	2014		2013
NFR / NFM	$682.7	4.18%	$716.0	4.82%
Accelerated FSA net discount/(premium) on debt extinguishments and repurchases	34.7	0.21%	24.8	0.17%
Accelerated OID on debt extinguishments related to the GSI facility	(42.0)	(0.26)%	–	–
Adjusted NFR / NFM	$675.4	4.13%	$740.8	4.99%

The accelerated debt FSA accretion and accelerated OID on debt extinguishment related to the GSI facility (“accelerated OID accretion”), when discussed in combination, is referred to as “accelerated debt FSA and OID accretion”.

Operating Expenses Excluding Restructuring Costs(3) (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2014	2014	2013	2014	2013
Operating expenses	$(225.0)	$(233.5)	$(226.1)	$(458.5)	$(457.0)
Provision for severance and facilities exiting activities	5.6	9.9	9.5	15.5	15.2
Operating expenses excluding restructuring costs	$(219.4)	$(223.6)	$(216.6)	$(443.0)	$(441.8)

Earning Assets(4) (dollars in millions)

	June 30, 2014	December 31, 2013	June 30, 2013
Loans	$18,604.4	$18,629.2	$18,155.3
Operating lease equipment, net	14,788.3	13,035.4	12,326.2
Assets held for sale	1,328.9	1,003.4	1,186.6
Credit balances of factoring clients	(1,296.5)	(1,336.1)	(1,205.0)
Total earning assets	$33,425.1	$31,331.9	$30,463.1

Continuing Operations Total Assets (dollars in millions)

	June 30, 2014	March 31, 2014	December 31, 2013	June 30, 2013
Total Assets	$44,152.7	$48,578.1	$47,139.0	$44,631.0
Assets of discontinued operation	(1.0)	(3,721.2)	(3,821.4)	(3,952.1)
Continuing operations total assets	$44,151.7	$44,856.9	$43,317.6	$40,678.9

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   85

Tangible Book Value(5) (dollars in millions)

	June 30, 2014	December 31, 2013	June 30, 2013
Total common stockholders’ equity	$8,617.6	$8,838.8	$8,677.2
Less: Goodwill	(403.1)	(334.6)	(344.5)
Intangible assets	(16.6)	(20.3)	(24.8)
Tangible book value	$8,197.9	$8,483.9	$8,307.9

(1)	Total net revenues is a non-GAAP measure that represents the combination of net finance revenue and other income and is an aggregation of all sources of revenue for the Company. Total net revenues is used by management to monitor business performance. Given our asset composition includes a high level of operating lease equipment, NFM is a more appropriate metric than net interest margin (“NIM”) (a common metric used by other bank holding companies), as NIM does not fully reflect the earnings of our portfolio because it includes the impact of debt costs of all our assets but excludes the net revenue (rental revenue less depreciation and maintenance and other operating lease expenses) from operating leases.

(2)	Net operating lease revenue is a non-GAAP measure that represents the combination of rental income on operating leases less depreciation on operating lease equipment and maintenance and other operating lease expenses. Net operating lease revenues is used by management to monitor portfolio performance.

(3)	Operating expenses excluding restructuring costs is a non-GAAP measure used by management to compare period over period expenses.

(4)	Earning assets is a non-GAAP measure and are utilized in certain revenue and earnings ratios. Earning assets are net of credit balances of factoring clients. This net amount represents the amounts we fund.

(5)	Tangible book value is a non-GAAP measure, which represents an adjusted common shareholders’ equity balance that has been reduced by goodwill and intangible assets. Tangible book value is used to compute a per common share amount, which is used to evaluate our use of equity.

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

86   CIT GROUP INC

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2014. Based on such evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective.

(b) Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 4. Controls and Procedures  87

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information related to purchases by the Company of its common shares.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Total Dollar Amount Purchased Under the Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
				(dollars in millions)	(dollars in millions)
2013(1)			4,006,941	$193.4	$–
First Quarter Purchases(2)			2,905,348	$135.6
Second Quarter Purchases
April 1–30, 2014	1,589,861	$47.17	1,589,861	$75.0
May 1–31, 2014	6,353,802	$43.43	6,353,802	275.9
June 1–30, 2014	1,466,135	$44.62	1,466,135	65.4
	9,409,798	$44.24	9,409,798	$416.3
June 30, 2014(2)			12,315,146	$551.9	$55.1

(1)	Shares repurchases were subject to a $200 million total that expired on December 31, 2013.

(2)	Shares repurchases are subject to a $607 million total that expires on December 31, 2014.

88   CIT GROUP INC

On January 21, 2014, the Board of Directors approved the repurchase of up to $300 million of common stock through December 31, 2014. In addition, the Board also approved the repurchase of an additional $7 million of common stock, which was the amount unused from our 2013 share repurchase authorization. In April 2014, the Board of Directors authorized an additional share repurchase of up to $300 million of common stock through December 31, 2014. On July 22, 2014, CIT announced that its Board of Directors approved the repurchase of up to an additional $500 million of common stock through June 30, 2015.

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

2.1
Agreement and Plan of Merger, by and among CIT Group Inc., IMB Holdco LLC, Carbon Merger Sub LLC and JCF III HoldCo I L.P., dated as of July 21, 2014 (incorporated by reference to Exhibit 2.1 to Form 8-K filed July 25, 2014).

3.1	Third Amended and Restated Certificate of Incorporation of the Company, dated December 8, 2009 (incorporated by reference to Exhibit 3.1 to Form 8-K filed December 9, 2009).

3.2	Amended and Restated By-laws of the Company, as amended through July 15, 2014 (incorporated by reference to Exhibit 99.1 to Form 8-K filed July 16, 2014).

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

Item 6.  Exhibits  89

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

90   CIT GROUP INC

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

Item 6.  Exhibits  91

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

92   CIT GROUP INC

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

10.30*	CIT Employee Severance Plan (Effective as of November 6, 2013) (incorporated by reference to Exhibit 10.37 in Form 10-Q filed November 6, 2013).

10.31
Stockholders Agreement, by and among CIT Group Inc. and the parties listed on the signature pages thereto, dated as of July 21, 2014 (incorporated by reference to Exhibit 10.1 to Form 8-K filed July 25, 2014).

10.32*
Retention Letter Agreement, dated July 21, 2014, between CIT Group Inc. and Nelson Chai and Attached Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to Form 8-K filed July 25, 2014).

10.33*	Extension to Term of Employment Agreement, dated January 2, 2014, between CIT Group Inc. and C. Jeffrey Knittel (filed herein).

12.1	CIT Group Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges.

Item 6.  Exhibits  93

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

101.INS
XBRL Instance Document (Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Comprehensive Income (Loss), (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

94   CIT GROUP INC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 6, 2014	CIT GROUP INC.

/s/ Scott T. Parker
Scott T. Parker
Executive Vice President and Chief Financial Officer

/s/ E. Carol Hayles
E. Carol Hayles
Executive Vice President and Controller

    95