Form 10-Q
period 2014-09-30
CIT GROUP INC
filed 2014-11-07
CIK 1171825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X|	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2014	| |	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-31369

CIT GROUP INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-1051192 (IRS Employer Identification Number)

11 West 42nd Street New York, New York (Address of Registrant’s principal executive offices)	10036 (Zip Code)

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

As of October 31, 2014 there were 182,977,211 shares of the registrant’s common stock outstanding.

Table of Contents   1

Part One—Financial Information

ITEM 1. Consolidated Financial Statements

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited) (dollars in millions – except share data)

	September 30, 2014	December 31, 2013
Assets
Cash and due from banks, including restricted balances of $198.1 and $178.1 at September 30, 2014 and December 31, 2013(1), respectively	$892.2	$680.1
Interest bearing deposits, including restricted balances of $881.2 and $785.5 at September 30, 2014 and December 31, 2013(1), respectively	5,322.0	5,364.6
Securities purchased under agreements to resell	650.0	–
Investment securities	792.4	2,630.7
Assets held for sale(1)	1,102.7	1,003.4
Loans (see Note 7 for amounts pledged)	19,785.8	18,629.2
Allowance for loan losses	(357.7)	(356.1)
Total loans, net of allowance for loan losses(1)	19,428.1	18,273.1
Operating lease equipment, net (see Note 7 for amounts pledged)(1)	15,183.8	13,035.4
Unsecured counterparty receivable	580.1	301.6
Goodwill	557.3	334.6
Other assets, including $120.8 and $50.3 at September 30, 2014 and December 31, 2013, respectively, at fair value	1,972.4	1,694.1
Assets of discontinued operation(1)	–	3,821.4
Total Assets	$46,481.0	$47,139.0
Liabilities
Deposits	$14,483.2	$12,526.5
Credit balances of factoring clients	1,433.2	1,336.1
Other liabilities, including $60.0 and $111.0 at September 30, 2014 and December 31, 2013, respectively, at fair value	2,637.2	2,664.3
Long-term borrowings, including $3,245.9 and $2,510.4 contractually due within twelve months at September 30, 2014 and December 31, 2013, respectively	18,923.4	18,484.5
Liabilities of discontinued operation(1)	–	3,277.6
Total Liabilities	37,477.0	38,289.0
Stockholders’ Equity
Common stock: $0.01 par value, 600,000,000 authorized
Issued: 203,112,990 and 202,182,395 at September 30, 2014 and December 31, 2013, respectively	2.0	2.0
Outstanding: 183,422,634 and 197,403,751 at September 30, 2014 and December 31, 2013, respectively
Paid-in capital	8,593.6	8,555.4
Retained earnings	1,392.5	581.0
Accumulated other comprehensive loss	(82.1)	(73.6)
Treasury stock: 19,690,356 and 4,778,644 shares at September 30, 2014 and December 31, 2013 at cost, respectively	(900.8)	(226.0)
Total Common Stockholders’ Equity	9,005.2	8,838.8
Noncontrolling minority interests	(1.2)	11.2
Total Equity	9,004.0	8,850.0
Total Liabilities and Equity	$46,481.0	$47,139.0

(1)	The following table presents information on assets and liabilities related to Variable Interest Entities (VIEs) that are consolidated by the Company. The difference between VIE total assets and total liabilities represents the Company’s interests in those entities, which were eliminated in consolidation. The assets of the consolidated VIEs will be used to settle the liabilities of those entities and, except for the Company’s interest in the VIEs, are not available to the creditors of CIT or any affiliates of CIT.

Assets
Cash and interest bearing deposits, restricted	$635.9	$516.4
Assets held for sale	1.6	96.7
Total loans, net of allowance for loan losses	3,840.0	3,109.7
Operating lease equipment, net	4,018.5	4,569.9
Other	7.7	11.9
Assets of discontinued operation	–	3,438.2
Total Assets	$8,503.7	$11,742.8
Liabilities
Beneficial interests issued by consolidated VIEs (classified as long-term borrowings)	$5,383.0	$5,156.4
Liabilities of discontinued operation	–	3,265.6
Total Liabilities	$5,383.0	$8,422.0

The accompanying notes are an integral part of these consolidated financial statements.

2   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (dollars in millions – except share data)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income
Interest and fees on loans	$299.9	$299.6	$894.7	$927.7
Other interest and dividends	8.4	6.8	25.6	20.3
Interest income	308.3	306.4	920.3	948.0
Interest expense
Interest on long-term borrowings	(216.0)	(212.4)	(642.1)	(662.0)
Interest on deposits	(59.2)	(44.3)	(167.2)	(131.4)
Interest expense	(275.2)	(256.7)	(809.3)	(793.4)
Net interest revenue	33.1	49.7	111.0	154.6
Provision for credit losses	(38.2)	(16.4)	(85.1)	(50.5)
Net interest revenue, after credit provision	(5.1)	33.3	25.9	104.1
Non-interest income
Rental income on operating leases	535.0	472.9	1,546.5	1,433.6
Other income	24.2	104.5	189.0	253.7
Total non-interest income	559.2	577.4	1,735.5	1,687.3
Total revenue, net of interest expense and credit provision	554.1	610.7	1,761.4	1,791.4
Other expenses
Depreciation on operating lease equipment	(156.4)	(134.2)	(462.5)	(401.1)
Maintenance and other operating lease expenses	(46.5)	(41.4)	(147.1)	(124.1)
Operating expenses	(234.5)	(228.8)	(693.0)	(685.8)
Loss on debt extinguishment	–	–	(0.4)	–
Total other expenses	(437.4)	(404.4)	(1,303.0)	(1,211.0)
Income from continuing operations before benefit (provision) for income taxes	116.7	206.3	458.4	580.4
Benefit (provision) for income taxes	401.2	(13.2)	369.6	(55.3)
Income from continuing operations, before attribution of noncontrolling interests	517.9	193.1	828.0	525.1
Net income attributable to noncontrolling interests, after tax	(2.5)	(0.2)	(2.5)	(3.7)
Income from continuing operations	515.4	192.9	825.5	521.4
Discontinued Operation
Income (loss) from discontinued operation, net of taxes	(0.5)	6.7	(229.3)	24.4
Gain on sale of discontinued operation	–	–	282.8	–
Income (loss) from discontinued operation, net of taxes	(0.5)	6.7	53.5	24.4
Net Income	$514.9	$199.6	$879.0	$545.8
Basic income per common share
Income from continuing operations	$2.78	$0.96	$4.34	$2.59
Income from discontinued operation	–	0.03	0.28	0.12
Basic income per share	$2.78	$0.99	$4.62	$2.71
Diluted income per common share
Income from continuing operations	$2.76	$0.96	$4.31	$2.58
Income from discontinued operation	–	0.03	0.28	0.12
Diluted income per share	$2.76	$0.99	$4.59	$2.70
Average number of common shares (thousands)
Basic	185,190	200,811	190,465	201,089
Diluted	186,289	202,329	191,433	202,139
Dividends declared per common share	$0.15	$–	$0.35	$–

The accompanying notes are an integral part of these consolidated financial statements.

Item 1.  Consolidated Financial Statements  3

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited) (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income from continuing operations, before attribution of noncontrolling interests	$517.9	$193.1	$828.0	$525.1
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(6.3)	(1.7)	(13.6)	(9.0)
Changes in fair values of derivatives qualifying as cash flow hedges	0.3	–	0.2	–
Net unrealized gains (losses) on available for sale securities	(0.4)	(0.4)	(0.1)	(1.7)
Changes in benefit plans net gain (loss) and prior service (cost)/credit	1.8	(0.4)	5.0	0.4
Other comprehensive loss, net of tax	(4.6)	(2.5)	(8.5)	(10.3)
Comprehensive income before noncontrolling interests and discontinued operation	513.3	190.6	819.5	514.8
Comprehensive income attributable to noncontrolling interests	(2.5)	(0.2)	(2.5)	(3.7)
Income (loss) from discontinued operation, net of taxes	(0.5)	6.7	53.5	24.4
Comprehensive income	$510.3	$197.1	$870.5	$535.5

The accompanying notes are an integral part of these consolidated financial statements.

4   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (dollars in millions)

	Common Stock	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Minority Interests	Total Equity
December 31, 2013	$2.0	$8,555.4	$581.0	$(73.6)	$(226.0)	$11.2	$8,850.0
Net income			879.0			2.5	881.5
Other comprehensive loss, net of tax				(8.5)			(8.5)
Dividends paid			(67.5)				(67.5)
Amortization of restricted stock, stock option and performance shares expenses and shares withheld to cover taxes upon vesting		37.1			(16.8)		20.3
Repurchase of common stock					(658.0)		(658.0)
Employee stock purchase plan		1.1					1.1
Distribution of earnings and capital						(14.9)	(14.9)
September 30, 2014	$2.0	$8,593.6	$1,392.5	$(82.1)	$(900.8)	$(1.2)	$9,004.0

December 31, 2012	$2.0	$8,501.8	$(74.6)	$(77.7)	$(16.7)	$4.7	$8,339.5
Net income (loss)			545.8			3.7	549.5
Other comprehensive income, net of tax				(10.3)			(10.3)
Amortization of restricted stock and stock option expenses		40.5			(15.2)		25.3
Repurchase of common stock					(51.4)		(51.4)
Employee stock purchase plan		0.8					0.8
Distribution of earnings and capital						0.3	0.3
September 30, 2013	$2.0	$8,543.1	$471.2	$(88.0)	$(83.3)	$8.7	$8,853.7

The accompanying notes are an integral part of these consolidated financial statements.

Item 1.  Consolidated Financial Statements  5

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (dollars in millions)

	Nine Months Ended September 30,
	2014	2013
Cash Flows From Operations
Net income	$879.0	$545.8
Adjustments to reconcile net income to net cash flows from operations:
Provision for credit losses	85.1	50.5
Net depreciation, amortization and (accretion)	754.3	521.3
Net gains on equipment, receivable and investment sales	(290.7)	(115.6)
(Benefit) provision for deferred income taxes	(395.5)	38.7
(Increase) decrease in finance receivables held for sale	(144.7)	139.8
Decrease (increase) in other assets	124.4	(89.9)
(Decrease) increase in accrued liabilities and payables	(78.0)	182.1
Net cash flows provided by operations	933.9	1,272.7
Cash Flows From Investing Activities
Loans originated and purchased	(11,532.5)	(13,083.0)
Principal collections of loans	9,850.8	10,797.6
Purchases of investment securities	(8,474.8)	(14,264.3)
Proceeds from maturities of investment securities	9,688.5	12,857.6
Proceeds from asset and receivable sales	2,585.6	1,465.0
Purchases of assets to be leased and other equipment	(2,431.7)	(1,275.4)
Net (decrease) increase in short-term factoring receivables	(112.2)	22.0
Acquisitions, net of cash received	(448.2)	–
Change in restricted cash	(21.2)	80.4
Net cash flows used in investing activities	(895.7)	(3,400.1)
Cash Flows From Financing Activities
Proceeds from the issuance of term debt	2,866.0	1,171.5
Repayments of term debt	(4,116.5)	(1,902.5)
Net increase in deposits	1,957.1	2,125.1
Collection of security deposits and maintenance funds	390.2	416.1
Use of security deposits and maintenance funds	(355.7)	(398.0)
Repurchase of common stock	(658.0)	(51.4)
Dividends paid	(67.5)	–
Net cash flows provided by financing activities	15.6	1,360.8
Increase (decrease) in unrestricted cash and cash equivalents	53.8	(766.6)
Unrestricted cash and cash equivalents, beginning of period	5,081.1	5,636.2
Unrestricted cash and cash equivalents, end of period	$5,134.9	$4,869.6
Supplementary Cash Flow Disclosure
Interest paid	$(850.8)	$(786.6)
Federal, foreign, state and local income taxes paid, net	$(19.0)	$(59.8)
Supplementary Non Cash Flow Disclosure
Transfer of assets from held for investment to held for sale	$1,329.6	$1,372.9
Transfer of assets from held for sale to held for investment	$52.2	$30.3

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

Acquisitions

On January 31, 2014, CIT acquired 100% of the outstanding shares of Paris-based Nacco, an independent full service railcar lessor in Europe and on August 1, 2014, CIT Bank acquired 100% of the outstanding shares of Capital Direct Group and its subsidiaries (“Direct Capital”), a U.S. based lender providing equipment leasing and financing to small and mid-sized businesses operating across a range of industries. See Note 16 — Goodwill for further discussion.

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

Revisions

The Company discovered and corrected in the first quarter of 2014 an immaterial error impacting the classification of railcar maintenance expenses. Management determined that railcar maintenance expenses, which previously reduced “Rental income on operating leases”, should be reflected as a separate line item in the “Other expenses” section of the Company’s Consolidated Statement of Operations (i.e., gross presentation). These classification errors had no impact on the Company’s Consolidated Balance Sheet or Consolidated Statement of Cash Flows in any period. Prior periods have been conformed to the current presentation.

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

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The ASU is aimed at reducing the frequency of disposals reported as discontinued operations by focusing on strategic shifts that have or will have a major effect on an entity’s operations and financial results. In another change from current GAAP, the guidance permits companies to have continuing cash flows and significant continuing involvement with the disposed component.

The ASU eliminates most of the scope exceptions in current GAAP. Under the revised standard, a discontinued operation is (1) a component of an entity or group of components that has been disposed of by sale, disposed of other than by sale or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results or (2) an acquired business or nonprofit activity that is classified as held for sale on the date of the acquisition. The guidance does not change the presentation requirements for discontinued operations in the statement where net income is presented. Although it permits significant continuing involvement, the standard does not address how companies should present continuing involvement with a discontinued operation prior to the disposal. Also, the ASU requires the reclassification of assets and liabilities of a discontinued operation in the statement of financial position for all prior periods presented.

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

The core principle of the five-step model is that a company will recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. In doing so, many companies will have to make more estimates and use more judgment than they do under current GAAP. The five-step analysis of transactions, to determine when and how revenue is recognized, includes:

1.	Identify the contract with the customer.

2.	Identify the performance obligations in the contract.

3.	Determine the transaction price.

4.	Allocate the transaction price to the performance obligations.

5.	Recognize revenue when or as each performance obligation is satisfied.

Companies can choose to apply the standard using either the full retrospective approach or a modified retrospective approach. Under the modified approach, financial statements will be prepared for the year of adoption using the new standard, but prior periods will not be adjusted. Instead, companies will recognize a cumulative catch-up adjustment to the opening balance of retained earnings at the effective date for contracts that still require performance by the company and disclose all line items in the year of adoption as if they were prepared under today’s revenue guidance.

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

The ASU does not require additional disclosures. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this ASU as of the beginning of the earliest annual

8   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost.

The ASU is effective for annual periods beginning after December 15, 2015 and interim periods within those years. Early adoption is permitted. CIT is currently evaluating the impact of adopting this ASU and is reviewing existing awards for applicability.

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

The FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, in August 2014. This ASU describes how entities should assess their ability to meet their obligations and sets disclosure requirements about how this information should be communicated. The standard will be used along with existing auditing standards, and provides the following key guidance:

1.	Entities must perform a going concern assessment by evaluating their ability to meet their obligations for a look-forward period of one year from the financial statement issuance date (or date the financial statements are available to be issued).

2.	Disclosures are required if it is probable an entity will be unable to meet its obligations within the look-forward period. Incremental substantial doubt disclosure is required if the probability is not mitigated by management’s plans.

3.	Pursuant to the ASU, substantial doubt about an entity’s ability to continue as a going concern exists if it is probable that the entity will be unable to meet its obligations as they become due within one year after the date the annual or interim financial statements are issued or available to be issued (assessment date).

The new standard applies to all entities for the first annual period ending after December 15, 2016. Company management is responsible for assessing going concern uncertainties at each annual and interim reporting period thereafter. The adoption of this guidance is not expected to have a significant impact on CIT’s financial statements or disclosures.

NOTE 2 — DISCONTINUED OPERATION

On April 25, 2014, the Company completed the sale of its student lending business, along with certain secured debt and servicing rights. As a result, the student lending business is reported as a discontinued operation for all periods presented. The business was in run-off and $3.4 billion in portfolio assets were classified as assets held for sale as of December 31, 2013.

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

In connection with the classification of the student lending business as a discontinued operation, certain indirect operating expenses that previously had been allocated to the business, have instead been allocated to Corporate and Other as part of continuing operations and are not included in the summary of discontinued operation presented in the table below. The total incremental pretax amounts of indirect overhead expense that were previously allocated to the student lending business and remain in continuing operations were approximately $2.2 million for the quarter ended September 30, 2013 and $1.7 million and $6.6 million for the nine months ended September 30, 2014 and 2013, respectively.

Interest expense allocated to discontinued operation corresponds to debt of approximately $3.2 billion, net of $224 million of FSA. The debt included $0.8 billion that was repaid using a portion of the cash proceeds. Salaries and general operating expenses included in discontinued operation consists of direct expenses of the student lending business that are separate from ongoing CIT operations and will not continue subsequent to disposal.

Income from the discontinued operation was $53.5 million for the nine months ended September 30, 2014, reflecting the benefit of proceeds received in excess of the net carrying value of assets and liabilities sold. The interest expense primarily reflects the acceleration of FSA accretion of $224 million on the extinguishment of the debt, while the gain on sale mostly reflects the excess of purchase price over net assets, and amounts received for the sale of servicing rights.

Item 1.  Consolidated Financial Statements  9

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Assets and Liabilities of Discontinued Operation (dollars in millions)

	September 30, 2014	December 31, 2013
Assets:
Assets held for sale	$–	$3,374.5
Cash	–	94.5
Other assets	–	352.4
Total assets	$–	$3,821.4
Liabilities:
Long-term borrowings (secured)	$–	$3,265.6
Other liabilities	–	12.0
Total Liabilities	$–	$3,277.6

Operating Results of Discontinued Operation (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total interest income	$–	$31.7	$27.0	$99.1
Total interest expense	–	(21.3)	(248.2)	(58.0)
Other income	–	0.3	(2.1)	0.6
Operating expenses	–	(3.4)	(3.5)	(11.4)
Income (loss) from discontinued operation before provision for income taxes	–	7.3	(226.8)	30.3
Provision for income taxes	(0.5)	(0.6)	(2.5)	(5.9)
Income (loss) from discontinued operation, net of taxes	(0.5)	6.7	(229.3)	24.4
Gain on sale of discontinued operation	–	–	282.8	–
Income (loss) from discontinued operation, net of taxes	$(0.5)	$6.7	$53.5	$24.4

The individual assets and liabilities of the discontinued Student Lending operation are combined in the captions “Assets of discontinued operation” and “Liabilities of discontinued operation” in the consolidated Balance Sheet.

NOTE 3 — LOANS

Finance receivables consist of the following:

Finance Receivables by Product (dollars in millions)

	September 30, 2014	December 31, 2013
Loans	$14,377.5	$13,814.3
Direct financing leases and leveraged leases	5,408.3	4,814.9
Finance receivables	19,785.8	18,629.2
Finance receivables held for sale	931.9	794.3
Finance and held for sale receivables(1)	$20,717.7	$19,423.5

(1)	Assets held for sale on the Balance Sheet includes finance receivables and operating lease equipment. As discussed in subsequent tables, since the Company manages the credit risk and collections of finance receivables held for sale consistently with its finance receivables held for investment, the aggregate amount is presented in this table.

10   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents finance receivables by segment, based on obligor location:

Finance Receivables (dollars in millions)

	September 30, 2014			December 31, 2013
	Domestic	Foreign	Total	Domestic	Foreign	Total
Transportation & International Finance	$851.5	$2,836.2	$3,687.7	$666.6	$2,827.8	$3,494.4
North American Commercial Finance	14,705.2	1,392.8	16,098.0	13,196.7	1,496.4	14,693.1
Non-Strategic Portfolios	–	0.1	0.1	117.9	323.8	441.7
Total	$15,556.7	$4,229.1	$19,785.8	$13,981.2	$4,648.0	$18,629.2

The following table presents selected components of the net investment in finance receivables:

Components of Net Investment in Finance Receivables (dollars in millions)

	September 30, 2014	December 31, 2013
Unearned income	$(897.9)	$(942.0)
Unamortized (discounts)	(25.2)	(47.9)
Net unamortized deferred costs and (fees)	58.9	49.7

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

The definitions of these ratings are as follows:

■	Pass – finance receivables in this category do not meet the criteria for classification in one of the categories below.

■	Special mention – a special mention asset exhibits potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects.

■	Classified – a classified asset ranges from: (1) assets that exhibit a well-defined weakness and are inadequately protected by the current sound worth and paying capacity of the borrower, and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected to (2) assets with weaknesses that make collection or liquidation in full unlikely on the basis of current facts, conditions, and values. Assets in this classification can be accruing or on non-accrual depending on the evaluation of these factors.

Item 1.  Consolidated Financial Statements  11

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Finance and Held for Sale Receivables — by Risk Rating (dollars in millions)

	Transportation & International Finance		North American Commercial Finance
Grade:	Transportation Finance	International Finance	Corporate Finance	Equipment Finance	Real Estate Finance	Commercial Services	Subtotal	Non-Strategic Portfolios	Total
September 30, 2014
Pass	$2,566.8	$1,210.3	$6,407.6	$4,117.0	$1,675.1	$1,978.5	$17,955.3	$404.4	$18,359.7
Special mention	11.4	115.8	592.0	281.3	76.6	318.2	1,395.3	49.1	1,444.4
Classified – accruing	45.7	50.3	185.4	239.0	–	178.6	699.0	13.5	712.5
Classified – non-accrual	0.1	41.7	52.9	73.4	–	7.8	175.9	25.2	201.1
Total	$2,624.0	$1,418.1	$7,237.9	$4,710.7	$1,751.7	$2,483.1	$20,225.5	$492.2	$20,717.7
December 31, 2013
Pass	$1,627.4	$1,530.3	$5,783.1	$3,355.2	$1,554.8	$1,804.6	$15,655.4	$685.5	$16,340.9
Special mention	28.6	145.8	769.5	363.5	–	314.7	1,622.1	350.1	1,972.2
Classified – accruing	97.2	36.2	233.6	266.0	–	138.9	771.9	97.8	869.7
Classified – non-accrual	14.3	21.0	83.8	59.4	–	4.2	182.7	58.0	240.7
Total	$1,767.5	$1,733.3	$6,870.0	$4,044.1	$1,554.8	$2,262.4	$18,232.1	$1,191.4	$19,423.5

Past Due and Non-accrual Loans

The table that follows presents portfolio delinquency status, regardless of accrual/non-accrual classification:

Finance and Held for Sale Receivables — Delinquency Status (dollars in millions)

	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater	Total Past Due 30 Days or Greater	Current	Total Finance Receivables
September 30, 2014
Transportation Finance	$0.1	$1.0	$2.0	$3.1	$2,620.9	$2,624.0
International Finance	21.3	6.3	32.7	60.3	1,357.8	1,418.1
Corporate Finance	0.1	7.8	11.4	19.3	7,218.6	7,237.9
Equipment Finance	64.1	25.4	16.6	106.1	4,604.6	4,710.7
Real Estate Finance	–	–	–	–	1,751.7	1,751.7
Commercial Services	35.1	1.9	2.3	39.3	2,443.8	2,483.1
Sub-total	120.7	42.4	65.0	228.1	19,997.4	20,225.5
Non-Strategic Portfolios	7.9	6.1	9.8	23.8	468.4	492.2
Total	$128.6	$48.5	$74.8	$251.9	$20,465.8	$20,717.7
December 31, 2013
Transportation Finance	$18.3	$0.9	$0.5	$19.7	$1,747.8	$1,767.5
International Finance	30.6	11.6	12.6	54.8	1,678.5	1,733.3
Corporate Finance	–	–	17.8	17.8	6,852.2	6,870.0
Equipment Finance	116.6	30.0	18.6	165.2	3,878.9	4,044.1
Real Estate Finance	–	–	–	–	1,554.8	1,554.8
Commercial Services	47.9	2.4	1.0	51.3	2,211.1	2,262.4
Sub-total	213.4	44.9	50.5	308.8	17,923.3	18,232.1
Non-Strategic Portfolios	29.7	7.9	16.2	53.8	1,137.6	1,191.4
Total	$243.1	$52.8	$66.7	$362.6	$19,060.9	$19,423.5

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

Finance Receivables on Non-accrual Status (dollars in millions)

	September 30, 2014			December 31, 2013
	Held for Investment	Held for Sale	Total	Held for Investment	Held for Sale	Total
Transportation Finance	$0.1	$–	$0.1	$14.3	$–	$14.3
International Finance	41.7	–	41.7	21.0	–	21.0
Corporate Finance	52.9	–	52.9	83.5	0.3	83.8
Equipment Finance	73.4	–	73.4	59.4	–	59.4
Commercial Services	7.8	–	7.8	4.2	–	4.2
Sub-total	175.9	–	175.9	182.4	0.3	182.7
Non-Strategic Portfolios	–	25.2	25.2	17.6	40.4	58.0
Total	$175.9	$25.2	$201.1	$200.0	$40.7	$240.7
Repossessed assets			0.7			7.0
Total non-performing assets			$201.8			$247.7
Total Accruing loans past due 90 days or more			$13.0			$9.9

Payments received on non-accrual financing receivables are generally applied first against outstanding principal, though in certain instances where the remaining recorded investment is deemed fully collectible, interest income is recognized on a cash basis.

Impaired Loans

The Company’s policy is to review for impairment finance receivables greater than $500,000 that are on non-accrual status. Consumer loans and small-ticket loan and lease receivables that have not been modified in a troubled debt restructuring, as well as short-term factoring receivables, are included (if appropriate) in the reported non-accrual balances above, but are excluded from the impaired finance receivables disclosure below as charge-offs are typically determined and recorded for such loans when they are more than 90 – 150 days past due.

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

Item 1.  Consolidated Financial Statements  13

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Impaired Loans (dollars in millions)

				Nine Months Ended September 30,
	September 30, 2014			2014	2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Average Recorded Investment
With no related allowance recorded:
Transportation Finance	$–	$–	$–	$–	$2.7
International Finance	14.5	22.3	–	10.0	6.9
Corporate Finance	130.0	137.3	–	130.9	157.0
Equipment Finance	5.0	6.4	–	5.8	7.3
Commercial Services	5.8	5.8	–	7.6	10.3
Non-Strategic Portfolios	–	–	–	4.2	27.5
With an allowance recorded:
Transportation Finance	–	–	–	11.2	11.9
International Finance	8.6	8.6	2.7	2.8	–
Corporate Finance	41.3	42.8	20.4	47.0	87.0
Equipment Finance	2.8	2.8	1.2	1.0	–
Commercial Services	7.8	7.8	1.2	3.5	4.7
Non-Strategic Portfolios	–	–	–	–	1.3
Total Impaired Loans(1)	215.8	233.8	25.5	224.0	316.6
Total Loans Impaired at Convenience Date(2)	1.2	16.0	0.5	32.7	83.9
Total	$217.0	$249.8	$26.0	$256.7	$400.5

	December 31, 2013			Year Ended December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Transportation Finance	$–	$–	$–	$2.2
International Finance	6.9	24.5	–	6.9
Corporate Finance	136.1	150.1	–	152.8
Equipment Finance	5.8	7.9	–	7.0
Commercial Services	9.1	9.1	–	10.0
Non-Strategic Portfolios	10.2	12.5	–	24.0
With an allowance recorded:
Transportation Finance	14.3	14.3	0.6	12.4
Corporate Finance	50.6	51.7	28.8	79.7
Commercial Services	4.2	4.2	1.0	4.6
Non-Strategic Portfolios	–	–	–	1.0
Total Impaired Loans(1)	237.2	274.3	30.4	300.6
Total Loans Impaired at Convenience date(2)	54.1	95.8	1.0	77.9
Total	$291.3	$370.1	$31.4	$378.5

(1)	Interest income recorded for the nine months ended September 30, 2014 and 2013 while the loans were impaired was $8.1 million and $13.8 million, respectively, of which $0.7 million and $2.5 million was interest recognized using the cash-basis method of accounting. Interest income recorded for the year ended December 31, 2013 while the loans were impaired was $17.7 million, of which $3.5 million was interest recognized using the cash-basis method of accounting.

(2)	Details of finance receivables that were identified as impaired at the Convenience Date are presented under Loans and Debt Securities Acquired with Deteriorated Credit Quality.

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

Loans and Debt Securities Acquired with Deteriorated Credit Quality

For purposes of this presentation, the Company is applying the income recognition and disclosure guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality) to finance receivables that were identified as impaired under FSA at the Convenience Date. At September 30, 2014 and December 31, 2013, the carrying amounts approximated $1 million and $54 million, respectively, and the outstanding balance approximated $16 million and $96 million, respectively. The outstanding balance represents the sum of contractual principal, interest and fees earned at the reporting date, calculated as pre-FSA net investment plus inception to date charge-offs. The allowance for loan losses on these loans was $0.5 million at September 30, 2014 and $1.0 million at December 31, 2013. See Note 4 — Allowance for Loan Losses.

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

The recorded investment of TDRs at September 30, 2014 and December 31, 2013 was $150.9 million and $220.9 million, of which 18% and 33%, respectively were on non-accrual. North American Commercial Finance receivables accounted for 99% of the total TDRs at September 30, 2014 and 80% at December 31, 2013, and there were $0.2 million and $7.1 million, respectively, of commitments to lend additional funds to borrowers whose loan terms have been modified in TDRs.

Recorded investment related to modifications qualifying as TDRs that occurred during the quarters ended September 30, 2014 and 2013 were $1.0 million and $3.0 million, respectively, and $11.4 million and $24.6 million for the nine month periods. The recorded investment of TDRs that experience a payment default (payment default is one missed payment) at the time of default, during the quarters ended September 30, 2014 and 2013, and for which the payment default occurred within one year of the modification totaled $0.1 million and $1.6 million, respectively, and $0.4 million and $1.8 million for the nine month periods. The September 30, 2014 defaults related to Equipment Financing and essentially all of the September 30, 2013 defaults related primarily to North America Commercial Finance and Non-Strategic Portfolios.

The financial impact of the various modification strategies that the Company employs in response to borrower difficulties is described below. While the discussion focuses on the third quarter of 2014 amounts, the overall nature and impact of modification programs were comparable in the prior year.

■	The nature of modifications qualifying as TDR’s based upon recorded investment at September 30, 2014 was comprised of payment deferrals for 92% and covenant relief and/or other for 8%. December 31, 2013 TDR recorded investment was comprised of payment deferrals for 88%, covenant relief and/or other for 11%, and interest rate reductions and debt forgiveness for 1%;

■	Payment deferrals, the Company’s most common type of modification program, result in lower net present value of cash flows, if not accompanied by additional interest or fees, and increased provision for credit losses to the extent applicable. The financial impact of these modifications is not significant given the moderate length of deferral periods;

■	Interest rate reductions result in lower amounts of interest being charged to the customer, but are a relatively small part of the Company’s restructuring programs. Additionally, in some instances, modifications improve the Company’s economic return through increased interest rates and fees, but are reported as TDRs due to assessments regarding the borrowers’ ability to independently obtain similar funding in the market and assessments of the relationship between modified rates and terms and comparable market rates and terms. The weighted average change in interest rates for all TDRs occurring during the quarter ended September 30, 2014 was immaterial;

■	Debt forgiveness, or the reduction in amount owed by borrower, results in incremental provision for credit losses, in the form of higher charge-offs. While these types of modifications have the greatest individual impact on the allowance, the amounts of principal forgiveness for TDRs occurring during the quarter ended September 30, 2014 were not significant, as debt forgiveness is a relatively small component of the Company’s modification programs; and

■	The other elements of the Company’s modification programs do not have a significant impact on financial results given their relative size, or do not have a direct financial impact, as in the case of covenant changes.

16   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 4 — ALLOWANCE FOR LOAN LOSSES

The following table presents changes in the allowance for loan losses:

Allowance for Loan Losses and Recorded Investment in Finance Receivables (dollars in millions)

	Quarter Ended September 30, 2014					Quarter Ended September 30, 2013
	Transportation & International Finance	North American Commercial Finance	Non- Strategic Portfolios	Corporate and Other	Total	Transportation & International Finance	North American Commercial Finance	Non- Strategic Portfolios	Corporate and Other	Total
Beginning balance	$39.7	$301.3	$–	$–	$341.0	$41.6	$307.5	$18.1	$–	$367.2
Provision for credit losses	9.1	29.7	(0.7)	0.1	38.2	6.0	8.3	2.2	(0.1)	16.4
Other(1)	1.6	(3.8)	–	(0.1)	(2.3)	0.8	(1.6)	0.3	0.1	(0.4)
Gross charge-offs(2)	(4.5)	(20.7)	–	–	(25.2)	(7.5)	(16.4)	(12.7)	–	(36.6)
Recoveries	0.6	4.7	0.7	–	6.0	2.5	5.7	1.3	–	9.5
Allowance balance – end of period	$46.5	$311.2	$–	$–	$357.7	$43.4	$303.5	$9.2	$–	$356.1

	Nine Months Ended September 30, 2014					Nine Months Ended September 30, 2013
Beginning balance	$46.7	$303.8	$5.6	$–	$356.1	$44.3	$293.7	$41.3	$–	$379.3
Provision for credit losses	29.8	55.5	(0.4)	0.2	85.1	4.1	38.0	8.6	(0.2)	50.5
Other(1)	–	(7.3)	–	(0.2)	(7.5)	0.2	(7.4)	(1.0)	0.2	(8.0)
Gross charge-offs(2)	(34.7)	(56.5)	(7.5)	–	(98.7)	(13.0)	(47.9)	(48.1)	–	(109.0)
Recoveries	4.7	15.7	2.3	–	22.7	7.8	27.1	8.4	–	43.3
Allowance balance – end of period	$46.5	$311.2	$–	$–	$357.7	$43.4	$303.5	$9.2	$–	$356.1

	September 30, 2014					September 30, 2013
Allowance balance:
Loans individually evaluated for impairment	$2.7	$22.8	$–	$–	$25.5	$–	$33.9	$–	$–	$33.9
Loans collectively evaluated for impairment	43.8	287.9	–	–	331.7	43.4	268.6	9.2	–	321.2
Loans acquired with deteriorated credit quality(3)	–	0.5	–	–	0.5	–	1.0	–	–	1.0
Allowance balance – end of period	$46.5	$311.2	$–	$–	$357.7	$43.4	$303.5	$9.2	$–	$356.1
Other reserves(1)	$0.3	$33.3	$–	$0.1	$33.7	$0.1	$29.0	$–	$–	$29.1
Finance receivables:
Loans individually evaluated for impairment	$23.1	$192.7	$–	$–	$215.8	$11.0	$232.9	$13.5	$–	$257.4
Loans collectively evaluated for impairment	3,664.6	15,904.1	0.1	–	19,568.8	3,228.4	14,158.7	661.8	–	18,048.9
Loans acquired with deteriorated credit quality(3)	–	1.2	–	–	1.2	0.1	62.6	2.0	–	64.7
Ending balance	$3,687.7	$16,098.0	$0.1	$–	$19,785.8	$3,239.5	$14,454.2	$677.3	$–	$18,371.0
Percent of loans to total loans	18.6%	81.4%	–	–	100.0%	17.6%	78.7%	3.7%	–	100.0%

(1)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit and for deferred purchase agreements, all of which is recorded in Other liabilities. “Other” also includes changes relating to sales and foreign currency translations.

(2)	Gross charge-offs include $1 million and $10 million charged directly to the Allowance for loan losses for the quarter and nine months ended September 30, 2014, respectively, related primarily to North American Commercial Finance. Gross charge-offs include $6 million and $17 million charged directly to the Allowance for the loan losses for the quarter and nine months ended September 30, 2013, respectively, related to North American Commercial Finance and Non-Strategic Portfolios.

(3)	Represents loans considered impaired in FSA and are accounted for under the guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality).

Item 1.  Consolidated Financial Statements  17

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 5 — SECURITIES PURCHASED UNDER RESALE AGREEMENTS

During the third quarter, the Company entered into $650 million of securities purchased under resale agreements. Securities purchased under agreements to resell (reverse repos) generally do not constitute a sale or purchase of the underlying securities for accounting purposes and, therefore are treated as collateralized financing transactions. These agreements are recorded at the amounts at which the securities were acquired. See Note 9 — Fair Value for discussion of fair value. The Company’s reverse repos are short-term securities that mature within 91 days and are secured by the underlying collateral, which, along with the cash investment, are maintained by a third-party.

CIT’s policy is to obtain collateral with a market value in excess of the principal amount under resale agreements. To ensure that the market value of the underlying collateral remains sufficient, the collateral is valued on a daily basis. Collateral typically consists of government-agency securities, corporate bonds and mortgage-backed securities.

These securities financing agreements give rise to minimal credit risk as a result of the collateral provisions, therefore no allowance is considered necessary. In the event of counterparty default, the financing agreement provides the Company with the right to liquidate the collateral held. Interest earned on these financing agreements is included in ‘Other interest and dividends’ in the statement of operations.

NOTE 6 — INVESTMENT SECURITIES

Investments include debt and equity securities. The Company’s debt securities primarily include U.S. Treasury securities, U.S. Government Agency securities, and supranational and foreign government securities. Equity securities include common stock and warrants.

Investment Securities (dollars in millions)

	September 30, 2014	December 31, 2013
Debt securities available-for-sale	$342.0	$1,487.8
Equity securities available-for-sale	14.0	13.7
Debt securities held-to-maturity(1)	345.0	1,042.3
Non-marketable equity investments(2)	91.4	86.9
Total investment securities	$792.4	$2,630.7

(1)	Recorded at amortized cost less impairment on securities that have credit-related impairment.

(2)	Non-marketable equity investments include $25.8 million and $23.6 million in limited partnerships at September 30, 2014 and December 31, 2013, respectively, accounted for under the equity method. The remaining investments are carried at cost and include qualified Community Reinvestment Act (“CRA”) investments, equity fund holdings and shares issued by customers during loan work out situations or as part of an original loan investment.

Debt securities and equity securities classified as available-for-sale (“AFS”) are carried at fair value with changes in fair value reported in other comprehensive income (“OCI”), net of applicable income taxes. Debt securities classified as AFS typically mature in 91 days or less.

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

Realized investment gains totaled $5.6 million and $1.0 million for the quarters and $14.7 million and $4.9 million for the nine month periods ended September 30, 2014 and 2013, respectively, and exclude losses from OTTI. OTTI impairments on equity securities recognized in earnings were not material for the quarters and nine month periods ended September 30, 2014 and 2013. Impairment amounts in accumulated other comprehensive income (“AOCI”) were not material at September 30, 2014 or December 31, 2013.

In addition, the Company maintained $5.3 billion of interest bearing deposits at September 30, 2014 and $5.4 billion at December 31, 2013, that are cash equivalents and are classified separately on the balance sheet.

18   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents interest and dividends on interest bearing deposits, investments and reverse repurchase agreements:

Interest and Dividend Income (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income – interest bearing deposits	$4.4	$4.0	$13.5	$11.8
Interest income – investments / reverse repos	3.6	2.1	10.0	5.8
Dividends – investments	0.4	0.7	2.1	2.7
Total interest and dividends	$8.4	$6.8	$25.6	$20.3

Securities Available-for-Sale

The following table presents amortized cost and fair value of securities AFS at September 30, 2014 and December 31, 2013.

Securities Available for Sale — Amortized Cost and Fair Value (dollars in millions)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2014
Debt securities AFS
U.S. government agency obligations	$329.3	$–	$–	$329.3
Supranational and foreign government securities	12.7	–	–	12.7
Total debt securities AFS	342.0	–	–	342.0
Equity securities AFS	14.0	0.4	(0.4)	14.0
Total securities AFS	$356.0	$0.4	$(0.4)	$356.0
December 31, 2013
Debt securities AFS
U.S. Treasury securities	$649.1	$–	$–	$649.1
U.S. government agency obligations	711.9	–	–	711.9
Supranational and foreign government securities	126.8	–	–	126.8
Total debt securities AFS	1,487.8	–	–	1,487.8
Equity securities AFS	13.5	0.4	(0.2)	13.7
Total securities AFS	$1,501.3	$0.4	$(0.2)	$1,501.5

Debt Securities Held-to-Maturity

The carrying value and fair value of debt securities HTM at September 30, 2014 and December 31, 2013 were as follows:

Debt Securities Held-to-Maturity — Carrying Value and Fair Value (dollars in millions)

	Carrying Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
September 30, 2014
Mortgage-backed securities – U.S. government owned and sponsored agencies	$147.7	$1.8	$(3.5)	$146.0
State and municipal	48.1	–	(2.0)	46.1
Foreign government	37.3	0.1	–	37.4
Corporate – foreign	111.9	8.8	–	120.7
Total debt securities held-to-maturity	$345.0	$10.7	$(5.5)	$350.2
December 31, 2013
U.S. government agency obligations	$735.5	$0.1	$–	$735.6
Mortgage-backed securities – U.S. government owned and sponsored agencies	96.3	1.7	(5.8)	92.2
State and municipal	57.4	–	(6.5)	50.9
Foreign government	38.3	–	–	38.3
Corporate – foreign	114.8	9.0	–	123.8
Total debt securities held-to-maturity	$1,042.3	$10.8	$(12.3)	$1,040.8

Item 1.  Consolidated Financial Statements  19

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the carrying value and fair value of debt securities HTM by contractual maturity dates:

Debt Securities Held-To-Maturity — Carrying Value and Fair Value Maturities (dollars in millions)

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
U.S. government agency obligations
Total – Due within 1 year	$–	$–	$735.5	$735.6
Mortgage-backed securities – U.S. government owned and sponsored agencies
Due after 5 but within 10 years	$1.4	$1.3	$–	$–
Due after 10 years(1)	146.3	144.7	96.3	92.2
Total	147.7	146.0	96.3	92.2
State and municipal
Due within 1 year	1.2	1.2	0.7	0.7
Due after 1 but within 5 years	2.9	3.0	4.4	4.4
Due after 5 but within 10 years	–	–	0.7	0.7
Due after 10 years(1)	44.0	41.9	51.6	45.1
Total	48.1	46.1	57.4	50.9
Foreign government
Due within 1 year	23.1	23.1	29.8	29.8
Due after 1 but within 5 years	14.2	14.3	8.5	8.5
Total	37.3	37.4	38.3	38.3
Corporate – Foreign
Due within 1 year	0.8	0.8	0.8	0.8
Due after 1 but within 5 years	45.7	52.0	48.6	56.1
After 5 but within 10 years	65.4	67.9	65.4	66.9
Total	111.9	120.7	114.8	123.8
Total debt securities held-to-maturity	$345.0	$350.2	$1,042.3	$1,040.8

(1)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to exercise of call or prepayment rights.

NOTE 7 — LONG-TERM BORROWINGS

The following table presents outstanding long-term borrowings:

Long-term Borrowings (dollars in millions)

	September 30, 2014			December 31, 2013
	CIT Group Inc.	Subsidiaries	Total	Total
Senior Unsecured Notes(1)	$12,232.2	$0.1	$12,232.3	$12,531.6
Secured Borrowings	–	6,691.1	6,691.1	5,952.9
Total Long-term Borrowings	$12,232.2	$6,691.2	$18,923.4	$18,484.5

(1)	Senior Unsecured Notes at September 30, 2014 were comprised of $8,243.4 million Unsecured Notes, $3,950.0 million Series C Notes and $38.9 million other unsecured debt.

Revolving Credit Facility

There were no outstanding borrowings under the Revolving Credit Facility at September 30, 2014 and December 31, 2013. The amount available to draw upon at September 30, 2014 was approximately $1.4 billion, with the remaining amount of approximately $0.1 billion being utilized for issuance of letters of credit.

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

The Revolving Credit Facility is unsecured and is guaranteed by eight of the Company’s domestic operating subsidiaries. The facility was amended in January 2014 to modify the covenant requiring a minimum guarantor asset coverage ratio and the criteria for calculating the ratio. The amended covenant requires a minimum guarantor asset coverage ratio ranging from 1.25:1.0 to the current requirement of 1.5:1.0 depending on the Company’s long-term senior unsecured debt rating.

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

Other debt of $38.9 million includes senior unsecured notes issued prior to CIT’s reorganization.

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

Item 1.  Consolidated Financial Statements  21

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Secured Borrowings and Pledged Assets Summary(1)(2) (dollars in millions)

	September 30, 2014		December 31, 2013
	Secured Borrowing	Pledged Assets	Secured Borrowing	Pledged Assets
Rail(3)	$1,218.4	$1,760.1	$931.0	$1,163.1
Aerospace(3)	2,475.5	3,775.8	2,366.1	4,126.7
International Finance	596.3	746.5	583.5	748.1
Subtotal – Transportation & International Finance	4,290.2	6,282.4	3,880.6	6,037.9
Corporate Finance	129.7	151.5	320.2	447.4
Real Estate Finance	160.0	204.4	–	–
Commercial Services	334.7	1,786.9	334.7	1,453.2
Equipment Finance	1,776.5	2,306.5	1,227.3	1,499.7
Subtotal – North American Commercial Finance	2,400.9	4,449.3	1,882.2	3,400.3
Small Business Loan – Non-Strategic Portfolios	–	–	190.1	220.1
Total	$6,691.1	$10,731.7	$5,952.9	$9,658.3

(1)	As part of our liquidity management strategy, the Company pledges assets to secure financing transactions (which include securitizations), and for other purposes as required or permitted by law while CIT Bank also pledges assets to secure borrowings from the FHLB and FRB.

(2)	At September 30, 2014, we had pledged assets (including collateral for the FRB discount window not in the table above) of $12.3 billion, which included $6.3 billion of loans (including amounts held for sale), $4.8 billion of operating lease equipment, $1.0 billion of cash and $0.2 billion of investment securities.

(3)	At September 30, 2014, the GSI TRS related borrowings and pledged assets, respectively, of $1,238.5 million and $1,699.7 million were included in Transportation & International Finance. The GSI TRS is described in Note 8 — Derivative Financial Instruments.

The Bank is a member of the FHLB of Seattle and may borrow under a line of credit that is secured by collateral pledged to FHLB Seattle. CIT Bank has $160 million outstanding under the line and $204 million of commercial real estate assets were pledged as collateral at September 30, 2014. A subsidiary of the Bank is a member of the FHLB Des Moines and may borrow under lines of credit that are secured by a blanket lien on the subsidiary’s assets and collateral pledged to FHLB Des Moines. At September 30, 2014, $148 million of collateral was pledged and $130 million of advances were outstanding with FHLB Des Moines.

Variable Interest Entities

The Company utilizes VIEs in the ordinary course of business to support its own and its customers’ financing needs. Each VIE is a separate legal entity and maintains its own books and records.

The most significant types of VIEs that CIT utilizes are ‘on balance sheet’ secured financings of pools of leases and loans originated by the Company where the Company is the primary beneficiary. The Company originates pools of assets and sells these to special purpose entities, which, in turn, issue debt instruments backed by the asset pools or sells individual interests in the assets to investors. CIT retains the servicing rights and participates in certain cash flows. These VIEs are typically organized as trusts or limited liability companies, and are intended to be bankruptcy remote, from a legal standpoint.

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

NOTE 8 — DERIVATIVE FINANCIAL INSTRUMENTS

As part of managing economic risk and exposure to interest rate and foreign currency risk, the Company primarily enters into derivative transactions in over-the-counter markets with other financial institutions. The Company does not enter into derivative financial instruments for speculative purposes.

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

The following table presents fair values and notional values of derivative financial instruments:

Fair and Notional Values of Derivative Financial Instruments(1) (dollars in millions)

	September 30, 2014			December 31, 2013
Qualifying Hedges	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Cross currency swaps – net investment hedges	$–	$–	$–	$47.1	$1.1	$–
Foreign currency forward contracts – cash flow hedges	–	–	–	3.8	–	(0.3)
Foreign currency forward contracts – net investment hedges	1,410.9	46.6	(7.6)	1,436.8	11.8	(23.8)
Total Qualifying Hedges	1,410.9	46.6	(7.6)	1,487.7	12.9	(24.1)
Non-Qualifying Hedges
Cross currency swaps	–	–	–	131.8	6.3	–
Interest rate swaps	1,733.3	10.0	(19.0)	1,386.0	5.7	(25.4)
Written options	2,527.8	–	(2.7)	566.0	–	(1.0)
Purchased options	1,359.3	0.7	–	816.8	1.2	–
Foreign currency forward contracts	1,945.4	63.5	(17.3)	1,979.9	23.4	(50.8)
TRS	1,077.6	–	(13.4)	485.2	–	(9.7)
Equity Warrants	1.0	–	–	1.0	0.8	–
Total Non-qualifying Hedges	8,644.4	74.2	(52.4)	5,366.7	37.4	(86.9)
Total Hedges	$10,055.3	$120.8	$(60.0)	$6,854.4	$50.3	$(111.0)

(1)	Presented on a gross basis.

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

The aggregate “notional amounts” of the total return swaps of $1,077.6 million at September 30, 2014 and $485.2 million at December 31, 2013 represent the aggregate unused portions under the CFL and BV facilities and constitute derivative financial instruments. These notional amounts are calculated as the maximum aggregate facility commitment amounts, currently $2,125.0 million, less the aggregate actual adjusted qualifying borrowing base outstanding of $1,047.4 million at September 30, 2014 and $1,639.8 million at December 31, 2013 under the CFL and BV Facilities. The notional amounts of the derivatives will increase as the adjusted qualifying borrowing base decreases due to repayment of the underlying asset-backed securities (ABS) to investors. If CIT funds additional ABS under the CFL or BV Facilities, the aggregate adjusted qualifying borrowing base of the total return swaps will increase and the notional amount of the derivatives will decrease accordingly.

In April 2014, the Company sold its student loan assets and extinguished the debt of $787 million, which was secured by these loans. This debt secured reference obligations under the TRS. The extinguishment of the debt was the primary cause of the increase of the notional amount related to the TRS to $1,077.6 million.

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

Based on the Company’s valuation, the liability related to the GSI facilities was $13.4 million at September 30, 2014, compared to zero at June 30, 2014 and $9.7 million at December 31, 2013. The change in value of $13.4 million was recognized as a reduction to Other Income in the third quarter, while the nine month amount was a reduction of $3.7 million.

Impact of Collateral and Netting Arrangements on the Total Derivative Portfolio

The following tables present a summary, at September 30, 2014 and December 31, 2013, of the gross amounts of recognized financial assets and liabilities; the amounts offset in the consolidated balance sheet; the net amounts presented in the consolidated balance sheet; the amounts subject to an enforceable master netting arrangement or similar agreement that were not included in the offset amount above, and the amount of cash collateral received or pledged. Substantially all of the derivative transactions are under an International Swaps and Derivatives Association (“ISDA”) agreement.

Offsetting of Derivative Assets and Liabilities (dollars in millions)

				Gross Amounts not offset in the Consolidated Balance Sheet
	Gross Amount of Recognized Assets (Liabilities)	Gross Amount Offset in the Consolidated Balance Sheet	Net Amount Presented in the Consolidated Balance Sheet	Derivative Financial Instruments(1)	Cash Collateral Pledged/(Received)(1)(2)	Net Amount
September 30, 2014
Derivative assets	$120.8	$–	$120.8	$(25.9)	$(79.4)	$15.5
Derivative liabilities	(60.0)	–	(60.0)	25.9	2.8	(31.3)
December 31, 2013
Derivative assets	$50.3	$–	$50.3	$(33.4)	$(5.0)	$11.9
Derivative liabilities	(111.0)	–	(111.0)	33.4	41.0	(36.6)

(1)	The Company’s derivative transactions are governed by ISDA agreements that allow for net settlements of certain payments as well as offsetting of all contracts (“Derivative Financial Instruments”) with a given counterparty in the event of bankruptcy or default of one of the two parties to the transaction. We believe our ISDA agreements meet the definition of a master netting arrangement or similar agreement for purposes of the above disclosure. In conjunction with the ISDA agreements, the Company has entered into collateral arrangements with its counterparties which provide for the exchange of cash depending on the change in the market valuation of the derivative contracts outstanding. Such collateral is available to be applied in settlement of the net balances upon an event of default by one of the counterparties.

(2)	Collateral pledged or received is included in Other assets or Other liabilities, respectively.

24   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the impact of derivatives on the statements of operations:

Derivative Instrument Gains and Losses (dollars in millions)

		Quarters Ended September 30,		Nine Months Ended September 30,
Derivative Instruments	Gain/(Loss) Recognized	2014	2013	2014	2013
Qualifying Hedges
Foreign currency forward contracts – cash flow hedges	Other income	$–	$–	$–	$0.7
Total Qualifying Hedges		–	–	–	0.7
Non Qualifying Hedges
Cross currency swaps	Other income	–	(2.7)	4.1	7.3
Interest rate swaps	Other income	2.1	3.3	5.9	15.0
Interest rate options	Other income	(2.2)	(0.2)	(2.4)	–
Foreign currency forward contracts	Other income	80.7	(60.9)	67.2	(15.5)
Equity warrants	Other income	(0.3)	0.1	(0.8)	0.3
TRS	Other income	(13.4)	–	(3.7)	(2.2)
Total Non-qualifying Hedges		66.9	(60.4)	70.3	4.9
Total derivatives-income statement impact		$66.9	$(60.4)	$70.3	$5.6

The following table presents the changes in AOCI relating to derivatives:

Changes in AOCI Relating to Derivatives (dollars in millions)

Contract Type	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Quarter Ended September 30, 2014
Foreign currency forward contracts – cash flow hedges	$–	$–	$–	$0.2	$0.2
Foreign currency forward contracts – net investment hedges	(6.7)	–	(6.7)	82.0	88.7
Cross currency swaps – net investment hedges	–	–	–	–	–
Total	$(6.7)	$–	$(6.7)	$82.2	$88.9
Quarter Ended September 30, 2013
Foreign currency forward contracts – cash flow hedges	$–	$–	$–	$–	$–
Foreign currency forward contracts – net investment hedges	0.1	–	0.1	(40.5)	(40.6)
Cross currency swaps – net investment hedges	–	–	–	(2.9)	(2.9)
Total	$0.1	$–	$0.1	$(43.4)	$(43.5)
Nine Months Ended September 30, 2014
Foreign currency forward contracts – cash flow hedges	$–	$–	$–	$0.2	$0.2
Foreign currency forward contracts – net investment hedges	(12.8)	–	(12.8)	63.5	76.3
Cross currency swaps – net investment hedges	–	–	–	1.1	1.1
Total	$(12.8)	$–	$(12.8)	$64.8	$77.6
Nine Months Ended September 30, 2013
Foreign currency forward contracts – cash flow hedges	$0.7	$–	$0.7	$0.7	$–
Foreign currency forward contracts – net investment hedges	(7.7)	–	(7.7)	3.5	11.2
Cross currency swaps – net investment hedges	(0.1)	–	(0.1)	5.8	5.9
Total	$(7.1)	$–	$(7.1)	$10.0	$17.1

Item 1.  Consolidated Financial Statements  25

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 9 — FAIR VALUE

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

The Company characterizes inputs in the determination of fair value according to the fair value hierarchy. The fair value of the Company’s assets and liabilities where the measurement objective specifically requires the use of fair value are set forth in the tables below:

Assets and Liabilities Measured at Fair Value on a Recurring Basis (dollars in millions)

September 30, 2014	Total	Level 1	Level 2	Level 3
Assets
Debt Securities AFS	$342.0	$12.7	$329.3	$–
Equity Securities AFS	14.0	14.0	–	–
Trading assets at fair value – derivatives	74.2	–	74.2	–
Derivative counterparty assets at fair value	46.6	–	46.6	–
Total Assets	$476.8	$26.7	$450.1	$–
Liabilities
Trading liabilities at fair value – derivatives	$(52.4)	$–	$(39.0)	$(13.4)
Derivative counterparty liabilities at fair value	(7.6)	–	(7.6)	–
Total Liabilities	$(60.0)	$–	$(46.6)	$(13.4)
December 31, 2013
Assets
Debt Securities AFS	$1,487.8	$675.9	$811.9	$–
Equity Securities AFS	13.7	13.7	–	–
Trading assets at fair value – derivatives	37.4	–	37.4	–
Derivative counterparty assets at fair value	12.9	–	12.9	–
Total	$1,551.8	$689.6	$862.2	$–
Liabilities
Trading liabilities at fair value – derivatives	$(86.9)	$–	$(77.2)	$(9.7)
Derivative counterparty liabilities at fair value	(24.1)	–	(24.1)	–
Total	$(111.0)	$–	$(101.3)	$(9.7)

26   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents financial instruments for which a non-recurring change in fair value has been recorded:

Assets Measured at Fair Value on a Non-recurring Basis (dollars in millions)

		Fair Value Measurements at Reporting Date Using:
	Total	Level 1	Level 2	Level 3	Total Gains and (Losses)
Assets
September 30, 2014
Assets held for sale	$782.8	$–	$–	$782.8	$(61.7)
Impaired loans	45.8	–	–	45.8	(7.1)
Total	$828.6	$–	$–	$828.6	$(68.8)
December 31, 2013
Assets held for sale	$731.1	$–	$–	$731.1	$(59.4)
Impaired loans	18.5	–	–	18.5	(1.6)
Total	$749.6	$–	$–	$749.6	$(61.0)

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

Level 3 Gains and Losses

The tables below set forth a summary of changes in the estimated fair value of the Company’s Level 3 financial assets and liabilities measured on a recurring basis:

Changes in Fair Value of Level 3 Financial Assets and Liabilities Measured on a Recurring Basis (dollars in millions)

	Total	Derivatives
December 31, 2013	$(9.7)	$(9.7)
Gains or losses realized/unrealized
Included in Other Income	(3.7)	(3.7)
September 30, 2014	$(13.4)	$(13.4)
December 31, 2012	$(5.8)	$(5.8)
Gains or losses realized/unrealized
Included in Other Income	(2.2)	(2.2)
September 30, 2013	$(8.0)	$(8.0)

Level 3 liabilities at September 30, 2014 and 2013 represent the valuation of the derivatives related to the GSI facilities.

Item 1.  Consolidated Financial Statements  27

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Fair Values of Financial Instruments

The carrying and estimated fair values of financial instruments presented below exclude leases and certain other assets and liabilities, for which disclosure is not required.

Estimated Fair Value of Assets and Liabilities (dollars in millions)

	September 30, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Trading assets at fair value – derivatives	$74.2	$74.2	$37.4	$37.4
Derivative counterparty assets at fair value	46.6	46.6	12.9	12.9
Assets held for sale (excluding leases)	467.9	482.5	415.2	416.4
Loans (excluding leases)	13,223.6	13,102.4	12,619.4	12,681.6
Securities purchased under agreements to resell	650.0	650.0	–	–
Investment securities	792.4	797.6	2,630.7	2,629.2
Other assets subject to fair value disclosure and unsecured counterparty receivables(1)	880.3	880.3	586.5	586.5
Liabilities
Deposits(2)	(14,533.6)	(14,698.3)	(12,565.0)	(12,751.9)
Trading liabilities at fair value – derivatives	(52.4)	(52.4)	(86.9)	(86.9)
Derivative counterparty liabilities at fair value	(7.6)	(7.6)	(24.1)	(24.1)
Long-term borrowings(2)	(19,052.5)	(19,459.8)	(18,693.1)	(19,340.8)
Other liabilities subject to fair value disclosure(3)	(1,941.6)	(1,941.6)	(1,919.1)	(1,919.1)

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

Assumptions Used to Value Financial Instruments

Derivatives – The estimated fair values of derivatives were calculated internally using observable market data and represent the net amount receivable or payable to terminate, taking into account current market rates, which represent Level 2 inputs, except for the TRS derivative that utilized Level 3 inputs. See Note 8 — Derivative Financial Instruments for notional principal amounts and fair values.

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

Loans – Since there is no liquid secondary market for most loans in the Company’s portfolio, the fair value is estimated based on discounted cash flow analyses which use Level 3 inputs. In addition to the characteristics of the underlying contracts, key inputs to the analysis include interest rates, prepayment rates, and credit spreads. For the commercial loan portfolio, the market based credit spread inputs are derived from instruments with comparable credit risk characteristics obtained from independent third party vendors. As these Level 3 unobservable inputs are specific to individual loans / collateral types, management does not believe that sensitivity analysis of individual inputs is meaningful, but rather that sensitivity is more meaningfully assessed through the evaluation of aggregate carrying values of the loans. The fair value of loans at September 30, 2014 was $13.1 billion, which is 99.1% of carrying value.

28   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Impaired Loans – The value of impaired loans is estimated using the fair value of collateral (on an orderly liquidation basis) if the loan is collateralized, or the present value of expected cash flows utilizing the current market rate for such loan. As these Level 3 unobservable inputs are specific to individual loans / collateral types, management does not believe that sensitivity analysis of individual inputs is meaningful, but rather that sensitivity is more meaningfully assessed through the evaluation of aggregate carrying values of impaired loans relative to contractual amounts owed (unpaid principal balance or “UPB”) from customers. As of September 30, 2014, the UPB related to impaired loans, including loans for which the Company is applying the income recognition and disclosure guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality), totaled $249.8 million. Including related allowances, these loans are carried at $191.0 million, or 77% of UPB. Of these amounts, $171.8 million and $155.3 million of UPB and carrying value, respectively, relate to loans with no specific allowance. The difference between UPB and carrying value reflects cumulative charge-offs on accounts remaining in process of collection, FSA discounts and allowances. See Note 3 — Loans for more information.

Securities purchased under agreements to resell – The estimated fair values of securities purchased under agreements to resell were calculated internally based on discounted cash flows that utilize observable market rates for the applicable maturity and which represent Level 2 inputs.

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

Long-term borrowings – Unsecured borrowings of approximately $12.3 billion par value at September 30, 2014, were valued based on quoted market prices, which are Level 1 inputs. Approximately $1.9 billion par value of the secured borrowings at September 30, 2014 utilized market inputs to estimate fair value, which are Level 2 inputs. Where market estimates were not available for approximately $4.8 billion par value at September 30, 2014, fair values were estimated using a discounted cash flow analysis with a discount rate approximating current market rates for issuances by CIT of similar term debt, which are Level 3 inputs.

NOTE 10 — REGULATORY CAPITAL

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

The calculation of the Company’s regulatory capital ratios are subject to review and consultation with the FRB, which may result in refinements to amounts reported at September 30, 2014.

Item 1.  Consolidated Financial Statements  29

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Tier 1 Capital and Total Capital Components (dollars in millions)

	CIT		CIT Bank
Tier 1 Capital	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Total stockholders’ equity	$9,005.2	$8,838.8	$2,682.6	$2,596.6
Effect of certain items in accumulated other comprehensive loss excluded from Tier 1 Capital and qualifying noncontrolling interest	17.8	24.2	–	–
Adjusted total equity	9,023.0	8,863.0	2,682.6	2,596.6
Less: Goodwill(1)	(557.3)	(338.3)	(159.5)	–
Disallowed deferred tax assets	(333.9)	(26.6)	–	–
Disallowed intangible assets(1)	(33.5)	(20.3)	(18.7)	–
Investment in certain unconsolidated subsidiaries	(30.6)	(32.3)	–	–
Other Tier 1 components(2)	(6.0)	(6.0)	–	–
Tier 1 Capital	8,061.7	8,439.5	2,504.4	2,596.6
Tier 2 Capital
Qualifying allowance for credit losses and other reserves(3)	391.3	383.9	240.7	193.6
Less: Investment in certain unconsolidated subsidiaries	(30.6)	(32.3)	–	–
Other Tier 2 components(4)	–	0.1	–	–
Total qualifying capital	$8,422.4	$8,791.2	$2,745.1	$2,790.2
Risk-weighted assets	$56,212.0	$50,571.2	$19,220.2	$15,451.9
Total Capital (to risk-weighted assets):
Actual	15.0%	17.4%	14.3%	18.1%
Required Ratio for Capital Adequacy Purposes to be well capitalized	10.0%	10.0%	10.0%	10.0%
Tier 1 Capital (to risk-weighted assets):
Actual	14.3%	16.7%	13.0%	16.8%
Required Ratio for Capital Adequacy Purposes to be well capitalized	6.0%	6.0%	6.0%	6.0%
Tier 1 Leverage Ratio:
Actual	18.1%	18.1%	13.2%	16.9%
Required Ratio for Capital Adequacy Purposes	4.0%	4.0%	5.0%	5.0%

(1)	Goodwill and disallowed intangible assets adjustments also reflect the portion included within assets held for sale.

(2)	Includes the Tier 1 capital charge for nonfinancial equity investments and the Tier 1 capital deduction for net unrealized losses on available-for-sale marketable securities (net of tax).

(3)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit, and deferred purchase agreements, all of which are recorded in Other Liabilities.

(4)	Banking organizations are permitted to include in Tier 2 Capital up to 45% of net unrealized pretax gains on available-for-sale equity securities with readily determinable fair values.

NOTE 11 — INCOME TAXES

The Company’s income tax benefit in the third quarter and nine months ended September 30, 2014 was $401.2 million and $369.6 million, respectively. This compares to income tax provision of $13.2 million in the year-ago third quarter and $55.3 million in the year-ago nine months period. Included in the discrete tax benefit of $400.6 million and $394.6 million for the current quarter and year to date, respectively, was a $375 million reduction to the U.S. net federal deferred tax asset valuation allowance, and approximately $30 million tax benefit related to an adjustment to the U.S. federal and state valuation allowances due to the acquisition of Direct Capital, offset partially by other miscellaneous net tax expense items. Included in the year-ago nine months period income tax provision was approximately $12 million of net discrete tax expense that primarily related to the establishment of valuation allowances against certain international net deferred tax assets due to our international platform rationalizations, partially offset by incremental tax benefits associated with favorable settlements of prior year international tax audits. Excluding discrete items, the income tax provisions primarily reflected income tax expense on the earnings of certain international operations and state income tax expense in the U.S.

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

As of December 31, 2013, CIT had cumulative U.S. federal net operating loss carry-forwards (NOLs) of $5.2 billion, of which $2.6 billion was related to pre-emergence losses. These NOLs will expire between 2027 and 2033. The Company generated a modest amount of domestic taxable income year-to-date, which marginally decreased the U.S. federal net operating loss carry-forwards and its respective valuation allowance. Pursuant to Section 382 of the Internal Revenue Code, the Company is generally subject to a $230 million annual limitation on the use of its $2.6 billion of pre-emergence NOLs, of which approximately $685 million is no longer subject to the limitation. NOLs arising in post-emergence years are not subject to this limitation absent an ownership change as defined by the Internal Revenue Service (IRS) for U.S. tax purposes.

As noted in our 2013 Annual Report on Form 10-K and most recently in our June 30, 2014 Form 10-Q, the Company has not previously recognized any tax benefit on its prior year U.S. federal and U.S. state net operating losses (“NOLs”) and certain prior year foreign NOLs due to uncertainties related to its ability to realize its net deferred tax assets in the future. Due to these uncertainties, combined with the three years of cumulative losses by certain domestic and foreign reporting entities, the Company had concluded that it did not meet the criteria to recognize its net deferred tax assets, inclusive of the deferred tax assets related to the NOLs in these entities. Accordingly, the Company maintained a valuation allowance of $1.5 billion against its net deferred tax assets at December 31, 2013. Of the $1.5 billion valuation allowance, approximately $1.3 billion related to domestic reporting entities ($0.9 billion U.S. federal and $0.4 billion U.S. state) and $211 million related to foreign reporting entities.

The determination of whether or not to maintain the valuation allowances on certain reporting entities’ net deferred tax assets requires significant judgment and an analysis of all positive and negative evidence to determine whether it is more likely than not that these future benefits will be realized. ASC 740-10-30-18 states that “future realization of the tax benefit of an existing deductible temporary difference or NOL carry-forward ultimately depends on the existence of sufficient taxable income within the carryback and carry-forward periods available under the tax law.” As such, the Company has considered the following potential sources of taxable income in its assessment of a reporting entity’s ability to recognize its net deferred tax asset:

■	Taxable income in carryback years,

■	Future reversals of existing taxable temporary differences (deferred tax liabilities),

■	Prudent and feasible tax planning strategies, and

■	Future taxable income forecasts.

During the third quarter, management concluded that it is more likely than not that the Company will generate sufficient future taxable income within the applicable carry-forward periods to realize $375 million of its $930 million U.S. net federal deferred tax assets. This conclusion was reached after weighing all of the evidence and determining that the positive evidence outweighed the negative evidence. No discrete reduction to the valuation allowance related to the U.S net state deferred tax assets or the capital loss carry-forwards was recorded in the quarter. In the U.S., the Company files a U.S. consolidated federal tax return, combined unitary state tax returns, and separate state tax returns in various jurisdictions. Thus, the tax reporting entity for U.S. federal tax purposes and U.S. state combined filing purposes is the “U.S. Affiliated Group”, while the reporting entities for the separate state income tax returns are select individual affiliated group members. The positive evidence supporting this conclusion is as follows:

■	The U.S. Affiliated Group transitioned into a 3-year (12 quarter) cumulative normalized income position this quarter, resulting in the Company’s ability to significantly increase the reliance on future taxable income forecasts.

■	Management’s long-term forecast of future U.S. taxable income supports partial utilization of the U.S. federal NOLs prior to their expiration.

■	The federal NOLs will not expire until 2027 through 2033.

The forecast of future taxable income for the Company reflects a long-term view of growth and returns that management believes is more likely than not of being realized.

For the U.S. state valuation allowance, the Company analyzed the state net operating loss carry-forwards for each reporting entity to determine the amounts that are expected to expire unused. Based on this analysis, it was determined that the existing valuation allowance was still required on the U.S. state deferred tax assets on net operating loss carry-forwards. Accordingly, no discrete adjustment was made to the U.S. State valuation allowance this quarter. The negative evidence supporting this conclusion is as follows:

■	Separate State filing entities remained in a three year cumulative loss.

■	State NOLs expiration periods vary in time and availability.

Additionally, during the current year, the Company expects there will be other reductions of the U.S. federal and state valuation allowances in the normal course as the Company recognizes  U.S. taxable income.  This taxable income will reduce the deferred tax asset on NOLs, and, when combined with the increase in net deferred tax liabilities, which are mainly related to accelerated tax depreciation on the operating lease portfolios, will result in a reduction of the valuation allowances.  However, the Company expects it will retain approximately $700 million of valuation allowances, exclusive of any resolutions of uncertain tax

Item 1.  Consolidated Financial Statements  31

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

positions mentioned in the “Liabilities for Uncertain Tax Positions” section below, against our U.S. federal and state  NOLs and capital loss carry-forwards at the end of the year.  The Company currently believes these NOLs will expire unused without the implementation of effective tax planning strategies or other events.

The ability to recognize the remaining valuation allowances against the U.S. federal and state NOLs, and capital loss carry-forwards net deferred tax assets will be evaluated on a quarterly basis to determine if there are any significant events that would affect our ability to utilize these deferred tax assets. If events are identified that affect our ability to utilize our deferred tax assets, the analysis will be updated to determine if any adjustments to the valuation allowances are required. Such events may include acquisitions that support the Company’s long-term business strategies while also enabling it to accelerate the utilization of its net operating losses, as evidenced by the acquisition of Direct Capital Corporation and the announced definitive agreement and plan of merger to acquire IMB Holdco LLC, the parent company of OneWest Bank N.A. (“OneWest Bank”).

The impact of the OneWest Bank transaction on the utilization of the Company’s NOLs cannot be considered in the Company’s forecast of future taxable income until the acquisition is consummated. The acquisition is expected to accelerate the utilization of the Company’s NOLs and therefore management anticipates it will reverse the remaining U.S. federal valuation allowance after consummation of the acquisition. The Company is currently evaluating the impact of the acquisition on the U.S. state NOLs and expects the acquisition to utilize some portion of these amounts which would cause a partial reduction to the U.S. state valuation allowance.

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

Liabilities for Uncertain Tax Positions

The Company’s potential liability for uncertain tax positions totaled $325.6 million at September 30, 2014 and $320.1 million at December 31, 2013. Management estimates that this liability may be reduced by up to $280 million within the next twelve months. Approximately $10 million of the reduction would impact the total income tax provision. The remaining $270 million reduction may impact the total income tax provision or could result in an increase to the Company’s deferred tax asset with an offsetting increase to its valuation allowance depending on the Company’s determination of the need for a valuation allowance. The Company’s accrued liability for interest and penalties totaled $13.9 million at September 30, 2014 and $13.3 million at December 31, 2013. The Company recognizes accrued interest and penalties on unrecognized tax benefits in income tax expense.

NOTE 12 — STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss)

The following table details the components of Accumulated Other Comprehensive Income (Loss):

Components of Accumulated Other Comprehensive Income (Loss) (dollars in millions)

	September 30, 2014			December 31, 2013
	Gross Unrealized	Income Taxes	Net Unrealized	Gross Unrealized	Income Taxes	Net Unrealized
Foreign currency translation adjustments	$(63.0)	$–	$(63.0)	$(49.4)	$–	$(49.4)
Changes in benefit plan net gain (loss) and prior service (cost)/credit	(19.3)	0.2	(19.1)	(24.3)	0.2	(24.1)
Changes in fair values of derivatives qualifying as cash flow hedges	–	–	–	(0.2)	–	(0.2)
Unrealized net gains (losses) on available for sale securities	–	–	–	0.2	(0.1)	0.1
Total accumulated other comprehensive loss	$(82.3)	$0.2	$(82.1)	$(73.7)	$0.1	$(73.6)

32   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table details the changes in the components of Accumulated Other Comprehensive Income (Loss):

Changes in Accumulated Other Comprehensive Income by Component (dollars in millions)

	Foreign currency translation adjustments	Changes in benefit plan net gain (loss) and prior service (cost) credit	Changes in fair values of derivatives qualifying as cash flow hedges	Unrealized net gains (losses) on available for sale securities	Total AOCI
Balance as of December 31, 2013	$(49.4)	$(24.1)	$(0.2)	$0.1	$(73.6)
AOCI activity before reclassifications	(20.9)	–	0.2	(0.6)	(21.3)
Amounts reclassified from AOCI	7.3	5.0	–	0.5	12.8
Net current period AOCI	(13.6)	5.0	0.2	(0.1)	(8.5)
Balance as of September 30, 2014	$(63.0)	$(19.1)	$–	$–	$(82.1)
Balance as of December 31, 2012	$(36.6)	$(43.1)	$(0.1)	$2.1	$(77.7)
AOCI activity before reclassifications	(16.5)	0.7	0.7	(2.1)	(17.2)
Amounts reclassified from AOCI	7.5	(0.3)	(0.7)	0.4	6.9
Net current period AOCI	(9.0)	0.4	–	(1.7)	(10.3)
Balance as of September 30, 2013	$(45.6)	$(42.7)	$(0.1)	$0.4	$(88.0)

Other Comprehensive Income (Loss)

The amounts included in the Statement of Comprehensive Income (Loss) are net of income taxes. The change in income taxes associated with changes in benefit plans net gain/(loss) and prior service (cost)/credit were not significant for the quarters and year-to-date periods ended September 30, 2014 and September 30, 2013. The change in income taxes associated with net unrealized gains on available for sale securities was $0.2 million for the quarter ended September 30, 2014 and $0.3 million for the quarter ended September 30, 2013. The change in income taxes associated with net unrealized gains on available for sale securities was $0.1 million for the nine months ended September 30, 2014 and $1.2 million for the nine months ended September 30, 2013. There were no income taxes associated with foreign currency translation adjustments and changes in fair values of derivatives qualifying as cash flow hedges for the quarters and year-to-date periods ended September 30, 2014 and September 30, 2013.

The changes in benefit plans net gain/(loss) and prior service (cost)/credit reclassification adjustments impacting net income was $1.7 million and $0.1 million for the quarters ended September 30, 2014 and September 30, 2013 and $5.0 million and $(0.3) million for the nine months ended September 30, 2014 and September 30, 2013, respectively. Foreign currency translation reclassification adjustments impacting net income were $4.9 million and $(0.1) million for the quarters ended September 30, 2014 and September 30, 2013 and were $7.3 million and $7.5 million for the nine months ended September 30, 2014 and September 30, 2013, respectively. Reclassification adjustments impacting net income for unrealized gains (losses) on available for sale securities was $0.3 million and $0.5 million for the quarters and nine months ended September 30, 2014 and was insignificant and $0.4 million for the quarter and nine months ended September 30, 2013, respectively. Reclassification adjustments impacting net income related to changes in fair value of derivatives qualifying as cash flow hedges was insignificant for the quarter and nine months ended September 30, 2014 and was insignificant for the prior year quarter and $(0.7) million for the nine months ended September 30, 2013.

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

Item 1.  Consolidated Financial Statements  33

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Reclassifications out of Accumulated Other Comprehensive Income (dollars in millions)

	Quarters Ended September 30,						Nine Months Ended September 30,						Affected Income Statement
	2014			2013			2014			2013			line item
	Gross Amount	Tax	Net Amount	Gross Amount	Tax	Net Amount	Gross Amount	Tax	Net Amount	Gross Amount	Tax	Net Amount
Foreign currency translation adjustments gains (losses)	$4.9	$–	$4.9	$(0.1)	$–	$(0.1)	$7.3	$–	$7.3	$7.5	$–	$7.5	Operating Expenses
Changes in benefit plan net gain/(loss) and prior service (cost)/credit gains (losses)	1.7	–	1.7	0.1	–	0.1	5.0	–	5.0	(0.3)	–	(0.3)	Other Income
Changes in fair value of derivatives qualifying as cash flow hedges gains (losses)	–	–	–	–	–	–	–	–	–	(0.7)	–	(0.7)	Other Income
Unrealized net gains (losses) on available for sale securities	0.5	(0.2)	0.3	–	–	–	0.8	(0.3)	0.5	0.7	(0.3)	0.4	Other Income
Total Reclassifications out of AOCI	$7.1	$(0.2)	$6.9	$–	$–	$–	$13.1	$(0.3)	$12.8	$7.2	$(0.3)	$6.9

NOTE 13 — COMMITMENTS

Commitments (dollars in millions)

	September 30, 2014
	Due to Expire			December 31, 2013
	Within One Year	After One Year	Total Outstanding	Total Outstanding
Financing Commitments
Financing and leasing assets	$1,033.0	$3,896.9	$4,929.9	$4,325.8
Letters of credit
Standby letters of credit	24.8	349.3	374.1	302.3
Other letters of credit	27.4	–	27.4	35.9
Guarantees
Deferred purchase agreements	1,920.2	–	1,920.2	1,771.6
Guarantees, acceptances and other recourse obligations	3.2	–	3.2	3.9
Purchase and Funding Commitments
Aerospace manufacturer purchase commitments	779.6	8,812.7	9,592.3	8,744.5
Rail and other manufacturer purchase commitments	695.1	380.7	1,075.8	1,054.0

Financing Commitments

Financing commitments, referred to as loan commitments or lines of credit, reflect CIT’s agreements to lend to its customers, subject to the customers’ compliance with contractual obligations. Included in the above are commitments that have been extended to and accepted by customers, clients or agents, but on which the criteria for funding have not been completed of $789 million at September 30, 2014 and $548 million at December 31, 2013. Financing commitments also include credit line agreements to Commercial Services clients that are cancellable by us only after a notice period. The notice period is typically 90 days or less. The amount available under these credit lines, net of the amount of receivables assigned to us, is $236 million at September 30, 2014. As financing commitments may not be fully drawn, may expire unused, may be reduced or cancelled at the customer’s request, or may require the customer to be in compliance with certain conditions, total commitment amounts do not necessarily reflect actual future cash flow requirements.

The table above includes approximately $1.1 billion of undrawn financing commitments at September 30, 2014 and $0.9 billion at December 31, 2013 where CIT does not have the contractual obligation to lend as the customer is not in compliance with contractual obligations.

At September 30, 2014, substantially all undrawn financing commitments were senior facilities. Most of the Company’s undrawn and available financing commitments are in the Corporate Finance division.

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

The table above includes $1,836 million of DPA credit protection at September 30, 2014, related to receivables which have been presented to us for credit protection after shipment of goods has occurred and the customer has been invoiced. The table also includes $84 million available under DPA credit line agreements, net of amount of DPA credit protection provided at September 30, 2014. The DPA credit line agreements specify a contractually committed amount of DPA credit protection and are cancellable by us only after a notice period. The notice period is typically 90 days or less.

The methodology used to determine the DPA liability is similar to the methodology used to determine the allowance for loan losses associated with the finance receivables, which reflects embedded losses based on various factors, including expected losses reflecting the Company’s internal customer and facility credit ratings. The liability recorded in Other Liabilities related to the DPAs totaled $6.7 million and $6.0 million at September 30, 2014 and December 31, 2013, respectively.

Purchase Commitments

CIT’s equipment purchase commitments relate primarily to purchases of commercial aircraft and rail equipment. Commitments to purchase new commercial aircraft are predominantly with Airbus Industries (“Airbus”), The Boeing Company (“Boeing”) and Embraer S.A. (“Embraer”). Aerospace equipment purchases are contracted for specific models, using baseline aircraft specifications at fixed prices, which reflect discounts from list prices prevailing at the time of commitment. The delivery price of an aircraft may change depending on final specifications. Equipment purchases are recorded at the delivery date. The estimated commitment amounts in the preceding table are based on contracted purchase prices reduced for pre-delivery payments to date and exclude buyer furnished equipment selected by the lessee. Pursuant to existing contractual commitments, at September 30, 2014, 137 aircraft remain to be purchased from Airbus, Boeing and Embraer. Aircraft deliveries are scheduled periodically through 2020. Commitments exclude unexercised options to order additional aircraft. In July 2014, the Company signed memorandums of understanding with Airbus for the purchase of 20 commercial aircraft. These are not included in the above table.

The Company’s rail business entered into commitments to purchase railcars from multiple manufacturers. Pursuant to these contractual commitments, at September 30, 2014, approximately 7,500 railcars remain to be purchased with deliveries through 2016. Rail equipment purchase commitments are at fixed prices subject to price increases for certain materials. Other purchase commitments primarily relate to Equipment Finance.

Purchase commitments also include $0.2 billion of equipment to be purchased in 2014 pursuant to sale and lease-back agreements with airlines.

NOTE 14 — CONTINGENCIES

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

For certain Litigation matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of established reserves and insurance. For other matters for which a loss is probable or reasonably possible, such an estimate cannot be determined. For Litigation where losses are reasonably possible, management currently estimates the aggregate range of reasonably possible losses as up to $90 million in excess of established reserves and insurance related to those matters, if any. This estimate represents reasonably possible losses (in excess of established reserves and insurance) over the life of such Litigation, which may span a currently indeterminable number of years, and is based on information currently available as of September 30, 2014. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate.

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

The Lac-Mégantic derailment triggered a number of regulatory investigations and actions. The Transportation Safety Board of Canada issued its final report on the cause(s) of the derailment in September 2014. In addition, Quebec’s Environment Ministry has issued an order to WFS, WPC, MMA, and Canadian Pacific Railway (which allegedly subcontracted with MMA) to pay for the full cost of environmental clean-up and damage assessment related to the derailment.

As the Company is unable to predict the outcome of the foregoing legal proceedings or whether and the extent to which additional lawsuits or claims will be brought against the Company or its subsidiaries, the total damages have not been quantified, there are a large number of parties named as defendants, and the extent to which resulting liability will be assessed against other parties and their financial ability to bear such responsibilities is unknown, the Company cannot reasonably estimate the amount or range of loss that may be incurred in connection with the derailment. The Company is vigorously defending the claims that have been asserted, including pursuing its rights under indemnification agreements and insurance policies. MMA’s U.S. bankruptcy trustee together with its Canadian bankruptcy monitor are engaged in negotiations in pursuit of a global or close to global settlement with the various parties, including CIT.

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

ISS Tax Appeals

Notices of infraction were received relating to the payment of Imposto sobre Serviços (“ISS”), charged by municipalities in connection with services. The Brazilian municipalities of Itu and Cascavel claim that Banco CIT should have paid them ISS tax on leasing services for tax years 2006 – 2011. Instead, Banco CIT paid the ISS tax to Barueri, the municipality in which it is domiciled in São Paulo, Brazil. The disputed issue is whether the ISS tax should be paid to the municipality in which the leasing company is located or the municipality in which the services were rendered or the customer is located. One of the pending ISS tax matters was resolved in favor of Banco CIT in April 2014. The amounts claimed by the taxing authorities of Itu and Cascavel collectively for open tax assessments and penalties are approximately 454,000 Reais (approximately $186,000). Favorable legal precedent in a similar tax appeal has been issued by Brazil’s highest court resolving the conflict between municipalities.

ICMS Tax Appeals

Notices of infraction were received relating to the payment of Imposto sobre Circulaco de Mercadorias e Servicos (“ICMS”) taxes charged by states in connection with the importation of equipment. The state of São Paulo claims that Banco CIT should have paid it ICMS tax for tax years 2006 – 2009 because Banco CIT, the purchaser, is located in São Paulo. Instead, Banco CIT paid ICMS tax to the states of Espirito Santo, Espirito Santa Caterina, and Alagoas, where the imported equipment arrived. A recent regulation issued by São Paulo in December 2013 reaffirms a 2009 agreement by São Paulo to conditionally recognize ICMS tax payments made to Espirito Santo. One of the pending notices of infraction against Banco CIT related to taxes paid to Espirito Santo was extinguished in May 2014. Another assessment related to taxes paid to Espirito Santo in the amount of 63.6 million Reais ($26.0 million) was upheld in a ruling issued by the administrative court in May 2014. That ruling has been appealed. Petitions seeking recognition of the taxes paid to Espirito Santo have been filed with respect to the pending notices of infraction. Petitions were filed in a general amnesty program regarding all but one of the assessments related to taxes paid to Santa Caterina and Alagoas. Those petitions have resulted in the extinguishment of all but one of the Santa Caterina and Alagoas assessments. The amounts claimed by São Paulo collectively for open tax assessments and penalties are approximately 68.5 million Reais (approximately $28.0 million) for goods imported into the state of Espirito Santo from 2006 – 2009 and the state of Alagoas in 2008.

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

The current potential aggregate exposure in taxes, fines and interest for the ISS and the ICMS tax matters is approximately 73 million Reais (approximately $29.8 million).

NOTE 15 — BUSINESS SEGMENT INFORMATION

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

NSP consists of portfolios that were determined to be subscale or no longer part of our long-term strategy. NSP at September 30, 2014 is primarily comprised of international portfolios, including certain portfolios in Latin America and Europe.

Segment Income Statement and Assets

In the table that follows, Corporate and Other includes certain non-allocated items such as unallocated interest expense, primarily related to corporate liquidity costs (Interest Expense), mark-to-market adjustments on non-qualifying derivatives (Other Income) and restructuring charges for severance and facilities exit activities (Operating Expenses).

Business Segments (dollars in millions)

	Transportation & International Finance	North American Commercial Finance	Non-Strategic Portfolios	Corporate & Other	Total CIT
Quarter Ended September 30, 2014
Interest income	$68.8	$215.8	$20.4	$3.3	$308.3
Interest expense	(165.3)	(74.2)	(18.6)	(17.1)	(275.2)
Provision for credit losses	(9.1)	(29.7)	0.7	(0.1)	(38.2)
Rental income on operating leases	501.4	24.7	8.9	–	535.0
Other income	18.8	71.1	(47.1)	(18.6)	24.2
Depreciation on operating lease equipment	(132.8)	(20.1)	(3.5)	–	(156.4)
Maintenance and other operating lease expenses	(46.5)	–	–	–	(46.5)
Operating expenses	(73.8)	(125.9)	(16.9)	(17.9)	(234.5)
Income (loss) before (provision) benefit for income taxes	$161.5	$61.7	$(56.1)	$(50.4)	$116.7
Quarter Ended September 30, 2013
Interest income	$66.1	$199.6	$37.0	$3.7	$306.4
Interest expense	(146.4)	(66.9)	(29.9)	(13.5)	(256.7)
Provision for credit losses	(6.0)	(8.3)	(2.2)	0.1	(16.4)
Rental income on operating leases	415.5	27.2	30.2	–	472.9
Other income	31.4	71.5	(1.1)	2.7	104.5
Depreciation on operating lease equipment	(106.1)	(19.8)	(8.3)	–	(134.2)
Maintenance and other operating lease expenses	(41.4)	–	–	–	(41.4)
Operating expenses	(62.5)	(119.7)	(36.2)	(10.4)	(228.8)
Income (loss) before (provision) benefit for income taxes	$150.6	$83.6	$(10.5)	$(17.4)	$206.3
Nine Months Ended September 30, 2014
Interest income	$217.7	$618.0	$74.4	$10.2	$920.3
Interest expense	(481.1)	(211.2)	(66.5)	(50.5)	(809.3)
Provision for credit losses	(29.8)	(55.5)	0.4	(0.2)	(85.1)
Rental income on operating leases	1,446.1	72.6	27.8	–	1,546.5
Other income	36.4	202.6	(38.8)	(11.2)	189.0
Depreciation on operating lease equipment	(386.1)	(62.0)	(14.4)	–	(462.5)
Maintenance and other operating lease costs	(147.1)	–	–	–	(147.1)
Operating expenses	(228.8)	(367.6)	(56.6)	(40.0)	(693.0)
Loss on debt extinguishments	–	–	–	(0.4)	(0.4)
Income (loss) before (provision) benefit for income taxes	$427.3	$196.9	$(73.7)	$(92.1)	$458.4
Select Period End Balances
Loans	$3,687.7	$16,098.0	$0.1	$–	$19,785.8
Credit balances of factoring clients	–	(1,433.2)	–	–	(1,433.2)
Assets held for sale	464.7	85.3	552.7	–	1,102.7
Operating lease equipment, net	14,931.2	252.6	–	–	15,183.8

38   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Business Segments (dollars in millions) (continued)

	Transportation & International Finance	North American Commercial Finance	Non-Strategic Portfolios	Corporate & Other	Total CIT
Nine Months Ended September 30, 2013
Interest income	$185.3	$628.9	$123.7	$10.1	$948.0
Interest expense	(434.4)	(217.1)	(99.5)	(42.4)	(793.4)
Provision for credit losses	(4.1)	(38.0)	(8.6)	0.2	(50.5)
Rental income on operating leases	1,256.7	76.8	100.1	–	1,433.6
Other income	75.1	200.0	(27.0)	5.6	253.7
Depreciation on operating lease equipment	(320.3)	(54.7)	(26.1)	–	(401.1)
Maintenance and other operating lease costs	(124.0)	–	(0.1)	–	(124.1)
Operating expenses	(187.4)	(366.2)	(108.9)	(23.3)	(685.8)
Income (loss) before (provision) benefit for income taxes	$446.9	$229.7	$(46.4)	$(49.8)	$580.4
Select Period End Balances
Loans	$3,239.5	$14,454.2	$677.3	$–	$18,371.0
Credit balances of factoring clients	–	(1,278.4)	–	–	(1,278.4)
Assets held for sale	82.4	32.2	1,007.6	–	1,122.2
Operating lease equipment, net	12,303.5	228.4	45.2	–	12,577.1

NOTE 16 — GOODWILL

The following table summarizes goodwill assets by segment:

Goodwill (dollars in millions)

	Transportation & International Finance	North American Commercial Finance	Total
Balance at December 31, 2013	$183.1	$151.5	$334.6
Acquisitions, other(1)	63.2	159.5	222.7
Balance at September 30, 2014	$246.3	$311.0	$557.3

(1)	Includes foreign exchange translation.

Goodwill balances as of December 31, 2013 represented the excess of reorganization equity value over the fair value of tangible and identifiable intangible assets, net of liabilities. Effective January 1, 2014, this goodwill was reallocated to the Company’s new TIF and NACF reporting units based on the respective reporting unit’s estimated fair value of equity. The Company evaluated goodwill for impairment immediately before and after the reallocation of goodwill to the reporting units and identified no impairment.

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

On August 1, 2014, CIT Bank acquired 100% of the outstanding shares of Capital Direct Group and its subsidiaries (“Direct Capital”), a U.S. based lender providing equipment leasing and financing to small and mid-sized businesses operating across a range of industries. The Direct Capital acquisition was accounted for under the purchase method. The purchase price was approximately $230 million and the acquired assets and liabilities were recorded at their estimated fair values as of the acquisition date resulting in approximately $160 million of goodwill. The assets acquired included finance receivables of approximately $540 million, along with existing secured debt of $487 million. In addition, intangible assets of approximately $20 million were recorded relating mainly to the valuation of existing customer relationships and trade names.

Once goodwill has been assigned, it no longer retains its association with a particular event or acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill.

Item 1.  Consolidated Financial Statements  39

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 17 — SUBSEQUENT EVENTS

Agreement to form Joint Ventures

The Company announced in October 2014 that it has agreed to form TC-CIT Aviation Ireland and TC-CIT Aviation U.S. (together TC-CIT Aviation), joint ventures between CIT Aerospace, a global leader in aircraft finance, and Century Tokyo Leasing Corporation (“CTL”), a comprehensive financial services company in Japan with a global presence. Under the terms of the agreements, TC-CIT Aviation will acquire commercial aircraft that will be leased to airlines around the globe. Initially, CIT Aerospace expects to sell 14 commercial aircraft to TC-CIT Aviation in transactions with an aggregate value of approximately $0.6 billion and will be responsible for arranging future aircraft acquisitions, negotiating leases, servicing the aircraft and administering the entities. CIT will also make and maintain a minority equity investment in TC-CIT Aviation. CTL will make and maintain a majority equity interest in the joint venture and will be a lender to the newly-established companies.

Agreements to Sell Portfolios

In October 2014, the Company entered into separate agreements to sell (1) a TIF international loan portfolio (AHFS of $325 million) and (2) certain NSP operations in Europe (AHFS of $100 million). The Company expects minimal gain or loss from these sales.

40   CIT GROUP INC

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

and

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

OVERVIEW

CIT Group Inc., together with its subsidiaries (“we”, “our”, “CIT” or the “Company”) has provided financial solutions to its clients since its formation in 1908. We provide financing, leasing and advisory services principally to middle market companies in a wide variety of industries primarily in North America, and equipment financing and leasing solutions to the transportation industry worldwide. We had $36 billion of financing and leasing assets at September 30, 2014. CIT became a bank holding company (“BHC”) in December 2008 and a financial holding company in July 2013.

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

Discontinued Operation

On April 25, 2014, the Company completed the sale of the $3.3 billion student lending business along with certain secured debt and servicing rights. Income from discontinued operation (net of taxes) was $54 million for the nine months ended September 30, 2014, which included a $283 million gain on sale, partially offset by the $229 million loss on discontinued operation. The gain on sale reflected proceeds received in excess of the net carrying value of assets and liabilities sold and amounts received for the sale of servicing rights, while the loss on discontinued operation was driven primarily by the acceleration of fresh start accounting (FSA) accretion of $224 million on extinguishment of the debt.

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

2014 FINANCIAL OVERVIEW

We grew commercial financing and leasing assets through solid new business activity and strategic acquisitions, and credit quality remained at cyclical lows.

Net income of $515 million, $2.76 per diluted share, for the third quarter of 2014, was up from $200 million, $0.99 per diluted share, for the year-ago quarter and $247 million, $1.29 per diluted share, in the prior quarter. Income from continuing operations (after taxes) for the third quarter was $515 million, $2.76 per diluted share, up from $193 million, $0.96 per diluted share, for the year-ago quarter and $195 million, $1.02 per diluted share, in the prior quarter. Net income for the three month period ended September 30, 2014 included a $375 million, $2.01 per diluted share, income tax benefit associated with the partial reversal of a valuation allowance related to the U.S. federal deferred tax asset. In addition to the benefit from the U.S. Federal tax valuation allowance reversal, the tax provision benefited by approximately $30 million related to the acquisition of Direct Capital. Net income also reflected $48 million of after tax impairment charges in NSP related to the progress we made exiting certain portfolios, $9 million of restructuring charges, as well as higher provision for credit losses and a negative mark-to-market on our TRS facility.

Net income for the nine months ended September 30, 2014 was $879 million, $4.59 per diluted share, up from $546 million, $2.70 per diluted share, for the 2013 period. Income from continuing operations for the nine months ended September 30, 2014 was $826 million, $4.31 per diluted share, up from $521 million, $2.58 per diluted share for the 2013 period. Net income for the nine month period ended September 30, 2014 also included the $375 million, $1.96 per diluted share, income tax benefit associated with the previously mentioned partial reversal of the tax related valuation allowance.

Income from continuing operations, before income taxes totaled $117 million for the third quarter of 2014, down from $206 million for the year-ago quarter and $219 million for the prior quarter. Third quarter pre-tax results were dampened by impairment charges on AHFS, mostly related to international assets in the NSP segment, and an increase in credit provision. The prior quarter income from continuing operations reflected benefits from higher loan prepayments, lower credit costs as well as the restructuring of an aircraft securitization in our TRS facility that positively impacted interest expense and other income. Pre-tax income from continuing operations was $458 million for the nine months ended September 30, 2014, down from $580 million for the 2013 period.

Net finance revenue(1)(“NFR”) was $365 million up from $347 million in the year-ago quarter and $361 million in the prior quarter, reflecting higher asset levels. Average earning assets were $34.3 billion in the current quarter, up from $30.4 billion in the year-ago quarter and $33.2 billion in the prior quarter. NFR as a percentage of average earning assets (“net finance margin”) was 4.26%, down from 4.56% in the year-ago quarter and 4.35% in the prior quarter (4.26% excluding the impact of debt redemptions(2)). NFM remained at the high-end of our near-term outlook benefitting from lower funding costs, which was offset by portfolio re-pricing. The reduction from the year-ago quarter primarily reflects portfolio re-pricing, the sale of higher-yielding Dell Europe assets, and declines in net FSA accretion, partially offset by lower funding costs. NFR was $1,048 million for the nine months ended September 30, 2014, down slightly from the 2013 period.

While other financial institutions may use net interest margin (“NIM”) to measure earnings on interest bearing assets, defined as interest income less interest expense, we discuss NFR, which includes net operating lease revenue (operating lease rental revenue, depreciation expense and maintenance and other operating lease expenses), due to the significant impact of operating lease equipment on revenue and expense. Net operating lease revenue was up modestly from the year-ago quarter, as increased revenue earned on higher average assets and consistently high aircraft and railcar utilization rates offset higher depreciation expense and maintenance and other operating lease expenses and pressure on revenues from lower remarketing rates. Compared to the prior quarter, the modest increase in net operating lease revenue reflected higher revenues and slightly lower maintenance and other operating lease expenses.

Provision for credit losses was $38 million, up from $16 million in the year-ago quarter and $10 million in the prior quarter, reflecting higher non-specific reserves, primarily due to asset growth, and higher reserves on a small number of accounts. The provision for credit losses was $85 million for the nine months ended September 30, 2014, up from $51 million for the 2013 period.

Other income of $24 million decreased from $105 million in the year-ago quarter and from $94 million in the prior quarter. The current quarter includes total impairment charges of $54 million on AHFS, mostly on NSP international equipment finance portfolios, as well as a negative mark-to-market of $13 million on the TRS derivative, while the prior quarter included benefits from the acceleration of counterparty receivable accretion of $9 million related to the aircraft securitization restructuring and a positive mark-to-market of $11 million on the TRS derivative. Other income was $189 million for the nine months ended September 30, 2014, down from $254 million for the 2013 period, primarily from lower gains on asset sales.

(1)	Net finance revenue and average earning assets are non-GAAP measures; see “Non-GAAP Financial Measurements” for reconciliation of non-GAAP to GAAP financial information.

(2)	Debt redemption impacts include accelerated FSA net discount/(premium) accretion and accelerated original issue discount. See “Non-GAAP Measurements” for reconciliation of non-GAAP to GAAP financial information.

42   CIT GROUP INC

Operating expenses were $235 million, up from $229 million in the year-ago quarter and $225 million in the prior quarter. Excluding restructuring costs(3), operating expenses were $225 million, essentially unchanged from $226 million in the year-ago quarter and up from $219 million in the prior quarter. The increase in operating expenses from the prior quarter is primarily due to the acquisition of Direct Capital and other integration costs, offset by the benefit from the sale of our Small Business Lending portfolio last quarter. The change from the year-ago quarter also reflected costs resulting from the acquisition of Nacco in the first quarter of 2014, offset by lower tax-related expenses and benefits from our cost reduction initiatives. Operating expenses were $693 million for the nine months ended September 30, 2014, up from $686 million for the 2013 period. Headcount at September 30, 2014 was approximately 3,330, which includes the addition of 250 Direct Capital employees, down from 3,380 a year ago and up from 3,170 at June 30, 2014.

Provision for income taxes was a benefit of $401 million in the current quarter reflecting a $375 million partial reversal of the U.S. Federal deferred tax asset valuation allowance, a $30 million benefit related to the acquisition of Direct Capital and net expenses on state and international earnings. Income tax expense was $13 million in the year-ago quarter and $18 million in the prior quarter, primarily reflecting the recognition of income tax expense on international earnings and state tax expense. The benefit for income taxes was $370 million for the nine months ended September 30, 2014, compared to a provision of $55 million for the 2013 period. The decline was mainly due to the reversal of the valuation allowance and the tax benefit from the Direct Capital acquisition.

Total assets from continuing operations(4) at September 30, 2014 were $46.5 billion, up from $44.2 billion at June 30, 2014, and $42.3 billion at September 30, 2013. Financing and leasing assets in North American Commercial Finance and Transportation & International Finance increased to $35.5 billion, an increase of $1.5 billion (4%) from June 30, 2014 and $5.2 billion (17%) from a year ago. The sequential quarter increase was driven by solid origination volumes and the acquisition of Direct Capital, which added $0.54 billion of financing and leasing assets. The increase from the year-ago quarter also included the acquisition of Nacco in the first quarter of 2014, which added approximately $0.65 billion of financing and leasing assets. The Non-Strategic Portfolios declined by approximately $0.1 billion from June 30, 2014, and by $1.2 billion from a year ago, to $0.6 billion, reflecting portfolio run off and asset sales including the completion of the sale of the Small Business Lending portfolio in June 2014. Total loans of $19.8 billion increased $1.2 billion from June 30, 2014 and by $1.4 billion from a year ago, reflecting new loan originations and the purchase of Direct Capital, partially offset by asset sales. Operating lease equipment increased $0.4 billion from June 30, 2014 and $2.6 billion from a year ago to $15.2 billion, reflecting the Nacco acquisition and other equipment purchases. Cash and securities of $7.7 billion were up $0.4 billion from June 30, 2014 and down $0.7 billion from September 30, 2013.

Credit metrics remained at or near cycle lows. Non-accrual loans were $201 million, or 1.02% of finance receivables, at September 30, 2014, compared to $190 million (1.02%) at June 30, 2014 and $258 million (1.41%) at September 30, 2013. The increase from the prior quarter was primarily in international portfolios, partially offset by a reduction in the aerospace portfolio. Net charge-offs were $19 million, or 0.39% of average finance receivables (AFR), versus $27 million (0.59%) in the year-ago quarter and $21 million (0.45%) in the prior quarter.

2014 PRIORITIES

Our priorities continue to be focused on achieving our profitability targets by growing earning assets and managing expenses, growing CIT Bank assets and deposits, and returning capital to our shareholders. Enhancing internal control functions and maintaining constructive relationships with our regulators also remain a priority.

1.	Grow Earning Assets

We plan to grow earning assets, organically and through acquisitions, by focusing on existing products and markets as well as newer initiatives.

■	Financing and leasing assets (“FLA”) totaled $36.1 billion, up from $34.7 billion at June 30, 2014 and $32.1 billion at September 30, 2013. TIF and NACF comprise the vast majority of the assets and totaled $35.5 billion, up $1.5 billion sequentially, driven by solid origination volumes in both segments and $0.54 billion of financing and leasing assets from an acquisition in NACF, and increased $5.2 billion from a year ago, which also included an acquisition in TIF in the 2014 first quarter. NSP makes up the remaining balance of FLA and is expected to decline as portfolios are sold or otherwise liquidated.

2.	Achieve Profit Targets

The 2014 third quarter and nine months pre-tax return on AEA were 1.4% and 1.8%, respectively. While the consolidated CIT returns were below our near-term outlook of approximately 2.00%, the returns for both the quarter and year-to-date excluding NSP were in excess of the target.

■	NFM for the third quarter, 4.26%, remained at the high end of our near term outlook range of 3.75%-4.25%, benefiting from lower funding costs, which was offset by portfolio re-pricing.

■	Excluding the impairments on the non-strategic portfolios, Other Income for the quarter was at the low end of our near-term outlook range of 0.75%-1.00%, consistent with the current middle market deal environment.

■	Operating expenses were $235 million, including restructuring charges of $9 million. Excluding restructuring charges, operating expenses were 2.63% of AEA, above the near-term outlook range of 2.00%-2.50, but improved by about 30 basis points from a year ago, reflecting progress on several initiatives.

(3)	Operating expenses excluding restructuring costs is a non-GAAP measure. See “Non-GAAP Measurements” for reconciliation of non-GAAP to GAAP financial information.

(4)	Total assets from continuing operations is a non-GAAP measure. See “Non-GAAP Measurements” for reconciliation of non-GAAP to GAAP financial information.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   43

■	We continue to make progress reducing NSP, and have exited all the sub-scale countries in Asia, and several in Latin America and Europe, as well as our Small Business Lending (“SBL”) portfolio. Our primary focus is now on exiting Brazil, Mexico and smaller portfolios in Europe. In October we entered into separate agreements to sell a TIF international loan portfolio (AHFS of $325 million), and certain NSP operations in Europe (AHFS of $100 million). In addition, we are in the advance stages of negotiating the sale of our NSP Mexico and Brazil portfolios. Upon completion of these exits, we expect to eliminate approximately $10 million from our quarterly expenses.

3.	Expand Bank Assets and Funding

CIT Bank funds most of our U.S. lending and leasing volume and continues to expand on-line deposit offerings.

■	Total assets were $20.3 billion at September 30, 2014, up from $18.3 billion at June 30, 2014, reflecting new business volume and the August 1, 2014 acquisition of Direct Capital, a provider of financing to small and mid-sized businesses. CIT Bank funded $2.2 billion of new business volume in the current quarter, up 34% from the year-ago quarter and up 8% sequentially.

■	Deposits at quarter-end were $14.4 billion, up from $13.9 billion at June 30, 2014. The weighted average rate on outstanding deposits was 1.57% at September 30, 2014.

■	On July 22, 2014, CIT announced that it entered into a definitive agreement and plan of merger with IMB Holdco LLC, the parent company of OneWest Bank N.A. (“OneWest Bank”), for $3.4 billion in cash and stock. At September 30, 2014, OneWest Bank had 73 branches in Southern California, with nearly $22 billion of assets and over $14 billion of deposits.

4.	Continue to Return Capital

We continue to prudently deploy our capital, as well as return capital to our shareholders through share repurchases and dividends, which totaled approximately $135 million in the third quarter, while maintaining strong capital ratios.

■	During the third quarter, we repurchased over 2.2 million of our shares for an aggregate purchase price of $106 million, bringing the total repurchases for 2014 to over 14.5 million shares at an average price of $45.20, or an aggregate of approximately $658 million.

■	On July 22, 2014, CIT announced that its Board of Directors approved the repurchase of up to an additional $500 million of common stock through June 30, 2015. Approximately $450 million of the authorized repurchase capacity remains at September 30, 2014.

■	On October 14, 2014, the Board approved CIT’s quarterly cash dividend of $0.15 per share, payable on November 26, 2014 to shareholders of record on November 12, 2014.

NET FINANCE REVENUE

The following tables present management’s view of consolidated NFR and NFM:

Net Finance Revenue(1) and Net Finance Margin (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2014	2014	2013	2014	2013
Interest income	$308.3	$309.8	$306.4	$920.3	$948.0
Rental income on operating leases	535.0	519.6	472.9	1,546.5	1,433.6
Finance revenue	843.3	829.4	779.3	2,466.8	2,381.6
Interest expense	(275.2)	(262.2)	(256.7)	(809.3)	(793.4)
Depreciation on operating lease equipment	(156.4)	(157.3)	(134.2)	(462.5)	(401.1)
Maintenance and other operating lease expenses	(46.5)	(49.0)	(41.4)	(147.1)	(124.1)
Net finance revenue	$365.2	$360.9	$347.0	$1,047.9	$1,063.0
Average Earning Assets(1)(2) (“AEA”)	$34,295.3	$33,186.7	$30,418.2	$33,128.3	$29,931.2
As a % of AEA:
Interest income	3.60%	3.74%	4.03%	3.70%	4.22%
Rental income on operating leases	6.24%	6.26%	6.22%	6.23%	6.39%
Finance revenue	9.84%	10.00%	10.25%	9.93%	10.61%
Interest expense	(3.21)%	(3.16)%	(3.38)%	(3.26)%	(3.53)%
Depreciation on operating lease equipment	(1.82)%	(1.90)%	(1.77)%	(1.86)%	(1.79)%
Maintenance and other operating lease expenses	(0.55)%	(0.59)%	(0.54)%	(0.59)%	(0.55)%
Net finance margin	4.26%	4.35%	4.56%	4.22%	4.74%

(1)	NFR and AEA are non-GAAP measures; see reconciliation of non-GAAP to GAAP financial information.

(2)	AEA balances are less than comparable balances displayed in this document in ‘Select Data’ (Quarterly Average Balances) due to the exclusion of deposits with banks and other investments and the inclusion of credit balances of factoring clients.

44   CIT GROUP INC

NFR and NFM are key metrics used by management to measure the profitability of our lending and leasing assets. NFR includes interest and yield-related fee income on our loans and capital leases, rental income on our operating lease equipment and interest and dividend income on cash, investments and reverse repo securities, reduced by funding costs, depreciation from our operating lease equipment, and maintenance and other operating lease expenses. Since our asset composition includes a high level of operating lease equipment (44% of AEA for the quarter ended September 30, 2014), NFM is a more appropriate metric for CIT than net interest margin (“NIM”) (a common metric used by other financial institutions), as NIM does not fully reflect the earnings of our portfolio, because it includes the impact of debt costs on all our assets, but excludes the net operating lease revenue (rental income less depreciation and maintenance and other operating lease expenses).

NFR increased from the year-ago quarter and prior quarter, as higher earning assets offset compression on portfolio yields across many of our businesses. The prior quarter also included a net benefit of $7 million related to accelerated FSA discount and original issue discount (“OID”) related to certain secured debt restructuring transactions.

Adjusted NFR ($) and Net Finance Margin (NFM) (%) (dollars in millions)

	Quarters Ended
	September 30, 2014		June 30, 2014		September 30, 2013
NFR / NFM	$365.2	4.26%	$360.9	4.35%	$347.0	4.56%
Accelerated FSA net discount/(premium) on debt extinguishments and repurchases	–	–	34.7	0.42%	–	–
Accelerated OID on debt extinguishments related to the GSI facility	–	–	(42.0)	(0.51)%	–	–
Adjusted NFR / NFM	$365.2	4.26%	$353.6	4.26%	$347.0	4.56%

	Nine Months Ended September 30,
	2014		2013
NFR / NFM	$1,047.9	4.22%	$1,063.0	4.74%
Accelerated FSA net discount/(premium) on debt extinguishments and repurchases	34.7	0.14%	24.8	0.11%
Accelerated OID on debt extinguishments related to the GSI facility	(42.0)	(0.17)%	–	–
Adjusted NFR / NFM	$1,040.6	4.19%	$1,087.8	4.85%

The accelerated debt FSA accretion and accelerated OID on debt extinguishment related to the GSI facility (“accelerated OID accretion”), when discussed in combination, is referred to as “accelerated debt FSA and OID accretion”.

Adjusted NFM was flat sequentially, and declined from the year-ago quarter and nine-months ended September 30, 2013 as margin compression and sales offset lower debt costs:

■	Finance revenue, though up in 2014 on increased earning assets, reflected portfolio repricing, decline in benefits from FSA and the sale of higher-yielding Dell Europe portfolio (within NSP), which benefited 2013 yields primarily from suspended depreciation on operating leases.

■	Continued benefit from lower debt cost. Weighted average coupon rate of outstanding deposits and long-term borrowings of 3.16% at September 30, 2014 was down from 3.37% at September 30, 2013, as the portion of our funding derived from deposits increased to 43% from 40% at September 30, 2013.

■	NFM reflects the mentioned impacts to finance revenue and lower debt costs, and had a diminished benefit from suspended depreciation on operating lease equipment held for sale, as depreciation is not recorded while this equipment is held for sale (detailed further below).

Interest expense increased from the 2013 periods, primarily due to higher deposit balances, commensurate with asset growth. Sequentially, the increase also reflects higher debt balances associated with the Direct Capital acquisition, while the 2014 second quarter had a net benefit of $7 million of debt FSA and OID accretion. At September 30, 2014, the remaining FSA discount on long-term borrowings and deposits of approximately $7 million is not significant.

The weighted average coupon rate of outstanding deposits and long-term borrowings was 3.16% at September 30, 2014, down from 3.20% at June 30, 2014 and 3.37% at September 30, 2013, benefiting from a continued high proportion of deposit funding and an increase in proportion to secured debt. Deposits represented 43% of the total deposits and long-term borrowings at September 30, 2014, while unsecured debt was 37% and secured debt was 20%. These proportions will fluctuate in the future depending upon our capital markets activities.

The weighted average coupon rate of long-term borrowings at September 30, 2014 was 4.32%, down from 4.44% at June 30, 2014 and 4.57% at September 30, 2013. Long-term

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   45

borrowings consist of unsecured and secured debt. The weighted average coupon rate of unsecured long-term borrowings at September 30, 2014 was 4.99%, unchanged from June 30, 2014 and down from 5.11% at September 30, 2013. The weighted average coupon rate of secured long-term borrowings at September 30, 2014 was 3.11%, down from 3.17% at June 30, 2014 and 3.35% at September 30, 2013.

Deposits have increased, both in dollars and proportion of total CIT funding. The weighted average rate of total CIT deposits was 1.64%, unchanged from June 30, 2014 and up from 1.54% at September 30, 2014. Deposits and long-term borrowings are also discussed in Funding and Liquidity. See Select Data and Average Balances section for more information on Long-term borrowing rates.

The following table depicts select yields and margin related data for our segments, plus select divisions within TIF and NACF.

Select Segment and Division Margin Metrics (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2014	2014	2013	2014	2013
Transportation & International Finance
AEA	$18,724.2	$18,066.2	$15,417.8	$17,985.7	$15,255.8
Gross yield	12.18%	12.34%	12.49%	12.33%	12.60%
NFM	4.82%	4.91%	4.87%	4.81%	4.92%
Adjusted NFM	4.82%	4.75%	4.87%	4.76%	5.05%
AEA
Aerospace	$10,728.8	$10,260.7	$9,146.4	$10,264.9	$9,292.0
Rail	$5,783.4	$5,578.0	$4,339.9	$5,503.5	$4,269.3
Maritime Finance	$702.9	$576.2	$350.0	$589.5	$276.0
International Finance	$1,509.1	$1,651.3	$1,581.5	$1,627.8	$1,418.5
Gross yield
Aerospace	11.81%	12.18%	12.25%	12.16%	12.29%
Rail	14.59%	14.44%	14.77%	14.52%	14.70%
Maritime Finance	5.00%	5.58%	5.97%	5.11%	7.02%
International Finance	9.00%	8.59%	9.13%	8.69%	9.47%
North American Commercial Finance
AEA	$14,953.4	$14,132.4	$13,156.0	$14,203.9	$12,746.4
Gross yield	6.43%	6.62%	6.90%	6.48%	7.38%
NFM	3.91%	4.13%	4.26%	3.92%	4.54%
Adjusted NFM	3.91%	4.13%	4.26%	3.92%	4.63%
AEA
Real Estate Finance	$1,727.3	$1,668.5	$1,291.3	$1,660.2	$1,031.0
Corporate Finance	$7,298.8	$7,220.8	$6,767.7	$7,165.3	$6,647.4
Equipment Finance	$4,907.9	$4,269.2	$4,141.7	$4,400.2	$4,041.6
Commercial Services	$1,019.4	$973.9	$955.3	$978.2	$1,026.4
Gross yield
Real Estate Finance	4.30%	4.10%	4.22%	4.14%	4.25%
Corporate Finance	5.25%	5.71%	5.38%	5.33%	5.95%
Equipment Finance	9.06%	9.52%	10.53%	9.51%	11.01%
Commercial Services	5.92%	4.99%	5.50%	5.27%	5.50%
Non-Strategic Portfolios
AEA	$617.7	$988.1	$1,844.4	$938.7	$1,929.0
Gross yield	18.97%	14.17%	14.57%	14.52%	15.47%
NFM	4.66%	2.55%	6.29%	3.03%	6.78%
Adjusted NFM	4.66%	2.55%	6.29%	3.03%	6.84%

Compared to the 2013 quarter and nine month periods, gross yields (interest income plus rental income on operating leases as a % of AEA) and NFM in TIF were down, reflecting lower rental rates. Quarterly comparisons also reflect lower loan prepayment benefits. NACF gross yields and NFM reflect continued pressures on certain units of the business. NSP contains run-off portfolios, which can cause volatility in the gross yield due to the low AEA. The NSP year-to-date gross yield is down, generally reflecting sales of higher yielding portfolios.

46   CIT GROUP INC

The following table sets forth the details on net operating lease revenue(5). We changed the presentation of net operating lease revenue in the first quarter of 2014 and have revised the 2013 periods for the new presentation. A new line item reflects maintenance and other operating lease expenses associated with our operating lease equipment. Previously, maintenance costs reduced rental income, while other operating lease expenses were included with depreciation. Total net operating lease revenue did not change with the new presentation.

Net Operating Lease Revenue as a % of Average Operating Leases (dollars in millions)

	Quarters Ended
	September 30, 2014		June 30, 2014		September 30, 2013
Rental income on operating leases	$535.0	14.28%	$519.6	14.33%	$472.9	15.28%
Depreciation on operating lease equipment	(156.4)	(4.17)%	(157.3)	(4.34)%	(134.2)	(4.33)%
Maintenance and other operating lease expenses	(46.5)	(1.24)%	(49.0)	(1.35)%	(41.4)	(1.34)%
Net operating lease revenue	$332.1	8.87%	$313.3	8.64%	$297.3	9.61%
Average Operating Lease Equipment (“AOL”)	$14,984.6		$14,505.9		$12,383.9

	Nine Months Ended September 30,
	2014		2013
Rental income on operating leases	$1,546.5	14.31%	$1,433.6	15.47%
Depreciation on operating lease equipment	(462.5)	(4.28)%	(401.1)	(4.33)%
Maintenance and other operating lease expenses	(147.1)	(1.36)%	(124.1)	(1.34)%
Net operating lease revenue	$936.9	8.67%	$908.4	9.80%
Average Operating Lease Equipment (“AOL”)	$14,410.9		$12,357.8

Net operating lease revenue was primarily generated from the commercial aircraft and rail portfolios. Net operating lease revenue increased, as the benefit of increased assets from the growing aerospace and rail portfolios offset lower rental rates, and also when compared to the 2013 periods, higher depreciation expense and increased maintenance and other operating lease expenses. Rental income increased from the year-ago periods as did depreciation expense, reflecting the growing portfolio. Depreciation expense also includes amounts related to equipment impairments, of which the 2014 second quarter included a modest charge. The increase from 2013 in maintenance and other operating lease expenses reflects the growing rail portfolio. On average, lease renewal rates in the rail portfolio were re-pricing slightly higher, while the commercial aircraft portfolio has been re-pricing slightly lower, putting pressure on overall rental revenue, compared to the 2013 periods. These factors are also reflected in the net operating lease revenue as a percent of AOL. The sequential trends reflects higher AOL and slightly lower maintenance and operating lease expenses. The 2014 first quarter European rail acquisition also impacted net yields, as the acquired portfolio’s net yields were lower.

Utilization and asset levels remained strong in 2014. All but two of our commercial aircraft were leased or under a commitment. Including commitments, rail fleet utilization was 99% at September 30, 2014, up from the prior quarter and September 30, 2013.

All new aircraft deliveries scheduled for the next twelve months are placed. We expect delivery of approximately 4,800 railcars from our order book over the next twelve months, essentially all of which are placed.

Depreciation on operating lease equipment increased from the prior-year quarter, reflecting higher asset balances and lower suspended depreciation and was down slightly from the prior quarter, as lower impairments and suspended depreciation offset the impact of asset growth. The declines in depreciation as a % of AOL mostly reflects the continued growth of the aero and rail portfolios, which have longer-lived assets. Net operating lease revenue includes rental income on operating lease equipment classified as AHFS, but there is no related depreciation expense. Once a long-lived asset is classified as AHFS, depreciation expense is no longer recognized, but the asset is evaluated periodically for impairment with any such charge recorded in other income. (See “Non-interest Income — Impairment on assets held for sale” for discussion of impairment charges). As such, the year-ago quarter benefited from suspended depreciation, primarily in NSP as a result of certain operating lease equipment being recorded as AHFS. The amount of suspended depreciation on operating lease equipment in AHFS totaled $6 million for the third quarter of 2014, $19 million for the year-ago quarter and $4 million for the prior quarter. Year-to-date, the amount of suspended depreciation totaled $13 million, down from $69 million in 2013. The decreases from 2013 primarily reflect the sale of the Dell Europe portfolio in the second half of 2013.

Operating lease equipment in AHFS totaled $171 million at September 30, 2014, $223 million at June 30, 2014, and $237 million at September 30, 2013.

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

Net charge-offs were $19 million, or 0.39% of average finance receivables (AFR), versus $27 million (0.59%) in the year-ago quarter and $21 million (0.45%) in the prior quarter. Net charge-offs included $11 million, $12 million and $12 million related to the transfer of receivables to assets held for sale for the quarters ended September 30, 2014, June 30, 2014, and September 30, 2013, respectively. For the nine months ended September 30, 2014 net charge-offs were $76 million (0.53%), versus $66 million (0.48%) in the comparable year ago period. Year to date, net charge-offs include $36 million in 2014 and $35 million in 2013 related to the transfer of receivables to assets held for sale. Recoveries have continued to decline, totaling $6 million in the quarter as compared to $10 million a year ago and $8 million in the prior quarter. Recoveries for the nine month period ended September 30, 2014 of $23 million are down substantially from $43 million in the comparable year ago period, driven by the lower levels of charge-offs in recent periods.

Non-accrual loans totaled $201 million (1.02% of Finance receivables) at September 30 2014, down from $258 million (1.41%) at September 30, 2013 and $241 million (1.29%) at December 31, 2013. The decrease reflects the sale of the Small Business Lending unit, repayments, charge-offs, and returns to accrual status where appropriate.

The provision for credit losses was $38 million for the quarter, up from $16 million in the year-ago quarter and $10 million in the prior quarter, reflecting higher non-specific reserves, primarily due to asset growth, and higher reserves on a small number of accounts.

The allowance for loan losses as a percentage of total loans was 1.81% at September 30, 2014, compared to 1.83% at June 30, 2014 and 1.91% at December 31, 2013. The allowance for loan losses is intended to provide for losses inherent in the portfolio based on estimates of the ultimate outcome of collection efforts, realization of collateral values, and other pertinent factors, such as estimation risk related to performance in prospective periods. We may make adjustments to the allowance depending on general economic conditions and specific industry weakness or trends in our portfolio credit metrics, including non-accrual loans, charge-off levels, and realization rates on collateral.

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

48   CIT GROUP INC

The following table presents detail on our allowance for loan losses, including charge-offs and recoveries and provides summarized components of the provision and allowance:

Allowance for Loan Losses and Provision for Credit Losses (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2014	2014	2013	2014	2013
Allowance – beginning of period	$341.0	$352.6	$367.2	$356.1	$379.3
Provision for credit losses(1)	38.2	10.2	16.4	85.1	50.5
Other(1)	(2.3)	(0.6)	(0.4)	(7.5)	(8.0)
Net additions	35.9	9.6	16.0	77.6	42.5
Gross charge-offs(2)	(25.2)	(29.1)	(36.6)	(98.7)	(109.0)
Recoveries	6.0	7.9	9.5	22.7	43.3
Net Charge-offs	(19.2)	(21.2)	(27.1)	(76.0)	(65.7)
Allowance – end of period	$357.7	$341.0	$356.1	$357.7	$356.1
Loans
Transportation & International Finance	$3,687.7	$3,228.3	$3,239.5
North American Commercial Finance	16,098.0	15,376.1	14,454.2
Non-Strategic Portfolios	0.1	–	677.3
Total loans	$19,785.8	$18,604.4	$18,371.0
Allowance
Transportation & International Finance	$46.5	$39.7	$43.4
North American Commercial Finance	311.2	301.3	303.5
Non-Strategic Portfolios	–	–	9.2
Total allowance	$357.7	$341.0	$356.1

Provision for Credit Losses (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2014	2014	2013	2014	2013
Specific allowance – impaired loans	$3.3	$(3.5)	$(9.0)	$(4.9)	$(11.3)
Non-specific allowance	15.7	(7.5)	(1.7)	14.0	(3.9)
Net charge-offs	19.2	21.2	27.1	76.0	65.7
Total	$38.2	$10.2	$16.4	$85.1	$50.5

Allowance for Loan Losses (dollars in millions)

	September 30, 2014	December 31, 2013
Specific allowance – impaired loans	$25.5	$30.4
Non-specific allowance	332.2	325.7
Total	$357.7	$356.1
Allowance for loan losses as a percentage of total loans	1.81%	1.91%

(1)	Includes amounts related to reserves on unfunded loan commitments and letters of credit, and for deferred purchase agreements, which are reflected in other liabilities, as well as foreign currency translation adjustments. These related other liabilities totaled $33 million, $28 million and $29 million at September 30, 2014, December 31, 2013 and September 30, 2013, respectively.

(2)	Gross charge-offs included $11 million, $12 million and $12 million related to the transfer of receivables to assets held for sale for the quarters ended September 30, 2014, June 30, 2014, and September 30, 2013, respectively. Year to date, gross charge-offs include $36 million in 2014 and $35 million in 2013 related to the transfer of receivables to assets held for sale.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   49

The allowance rate reflects the relatively benign credit environment. The allowance in NACF increased, reflecting portfolio growth and higher reserves on certain accounts. NSP currently carries no reserves, as the portfolio almost entirely consists of AHFS. The decline in specific allowance is consistent with reduced non-accrual inflows and balances.

Segment Finance Receivables and Allowance for Loan Losses (dollars in millions)

	Finance Receivables	Allowance for Loan Losses	Net Carrying Value
September 30, 2014
Transportation & International Finance	$3,687.7	$(46.5)	$3,641.2
North American Commercial Finance	16,098.0	(311.2)	15,786.8
Non-Strategic Portfolios	0.1	–	0.1
Total	$19,785.8	$(357.7)	$19,428.1
December 31, 2013
Transportation & International Finance	$3,494.4	$(46.7)	$3,447.7
North American Commercial Finance	14,693.1	(303.8)	14,389.3
Non-Strategic Portfolios	441.7	(5.6)	436.1
Total	$18,629.2	$(356.1)	$18,273.1

50   CIT GROUP INC

The following table presents charge-offs, by class. See Results by Business Segment for additional information.

Charge-offs as a Percentage of Average Finance Receivables by Class (dollars in millions)

	Quarters Ended						Nine Months Ended September 30,
	September 30, 2014		June 30, 2014		September 30, 2013		2014		2013
Gross Charge-offs
Transportation Finance	$0.7	0.12%	$–	–	$–	–	$0.7	0.04%	$–	–
International Finance	3.8	1.39%	15.9	4.23%	7.5	1.90%	34.0	3.14%	13.0	1.23%
Transportation & International Finance(1)	4.5	0.52%	15.9	1.79%	7.5	0.93%	34.7	1.31%	13.0	0.58%
Corporate Finance	12.0	0.66%	4.0	0.22%	8.3	0.49%	26.4	0.50%	21.0	0.42%
Equipment Finance	8.0	0.69%	8.3	0.83%	7.4	0.75%	25.5	0.83%	24.7	0.85%
Commercial Services	0.7	0.11%	0.9	0.15%	0.7	0.13%	4.6	0.26%	2.2	0.13%
North American Commercial Finance(2)	20.7	0.52%	13.2	0.35%	16.4	0.46%	56.5	0.50%	47.9	0.46%
Non-Strategic Portfolios(3)	–	–	–	–	12.7	5.53%	7.5	5.04%	48.1	4.96%
Total	$25.2	0.52%	$29.1	0.62%	$36.6	0.80%	$98.7	0.69%	$109.0	0.80%
Recoveries
Transportation Finance	$–	–	$0.2	0.05%	$1.0	0.25%	$0.2	0.01%	$1.1	0.09%
International Finance	0.6	0.25%	2.6	0.69%	1.5	0.37%	4.5	0.42%	6.7	0.64%
Transportation & International Finance	0.6	0.08%	2.8	0.31%	2.5	0.30%	4.7	0.18%	7.8	0.35%
Corporate Finance	–	–	0.4	0.02%	0.1	–	0.5	0.02%	1.6	0.03%
Equipment Finance	4.4	0.38%	3.5	0.36%	4.2	0.42%	13.1	0.43%	20.3	0.70%
Commercial Services	0.3	0.04%	0.5	0.07%	1.4	0.25%	2.1	0.11%	5.2	0.30%
North American Commercial Finance	4.7	0.12%	4.4	0.12%	5.7	0.16%	15.7	0.14%	27.1	0.26%
Non-Strategic Portfolios	0.7	NM	0.7	3.16%	1.3	0.58%	2.3	1.48%	8.4	0.86%
Total	$6.0	0.13%	$7.9	0.17%	$9.5	0.21%	$22.7	0.16%	$43.3	0.32%
Net Charge-offs
Transportation Finance	$0.7	0.12%	$(0.2)	(0.05)%	$(1.0)	(0.25)%	$0.5	0.03%	$(1.1)	(0.09)%
International Finance	3.2	1.14%	13.3	3.54%	6.0	1.53%	29.5	2.72%	6.3	0.59%
Transportation & International Finance(1)	3.9	0.44%	13.1	1.48%	5.0	0.63%	30.0	1.13%	5.2	0.23%
Corporate Finance	12.0	0.66%	3.6	0.20%	8.2	0.49%	25.9	0.48%	19.4	0.39%
Equipment Finance	3.6	0.31%	4.8	0.47%	3.2	0.33%	12.4	0.40%	4.4	0.15%
Commercial Services	0.4	0.07%	0.4	0.08%	(0.7)	(0.12)%	2.5	0.15%	(3.0)	(0.17)%
North American Commercial Finance(2)	16.0	0.40%	8.8	0.23%	10.7	0.30%	40.8	0.36%	20.8	0.20%
Non-Strategic Portfolios(3)	(0.7)	NM	(0.7)	(3.16)%	11.4	4.95%	5.2	3.56%	39.7	4.10%
Total	$19.2	0.39%	$21.2	0.45%	$27.1	0.59%	$76.0	0.53%	$65.7	0.48%

(1)	TIF charge-offs for the quarter ended June 30 and nine months ended September 30, 2014, included approximately $9 million and $12 million, respectively, related to the transfer of receivables to assets held for sale (none for the quarter ended September 30, 2014). The prior-year quarter and nine months ended September 30, 2013 included $1 million related to the transfer of receivables to assets held for sale.

(2)	NACF charge-offs for the quarters ended September 30 and June 30, 2014, included approximately $11 million and $3 million, respectively, ($17 million year to date) related to the transfer of receivables to assets held for sale. The respective amounts for the quarter and nine months ended September 30, 2013 were $3 million and $5 million.

(3)	NSP charge-offs for the nine months ended September 30, 2014, included $7 million related to the transfer of receivables to assets held for sale (none for the quarters ended June 30 and September 30, 2014). Charge-offs for the quarter and nine months ended September 30, 2013 were $8 million and $29 million related to the transfer of receivables to assets held for sale.

NM — Not meaningful as the AFR for this segment is insignificant.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   51

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

The tables below present information on non-performing loans, which includes non-performing loans related to AHFS for each period:

Non-accrual and Accruing Past Due Loans (dollars in millions)

	September 30, 2014	December 31, 2013
Non-accrual loans
U.S.	$117.1	$176.3
Foreign	84.0	64.4
Non-accrual loans	$201.1	$240.7
Troubled Debt Restructurings
U.S.	$146.4	$218.0
Foreign	4.5	2.9
Restructured loans	$150.9	$220.9
Accruing loans past due 90 days or more
Total accruing loans past due 90 days or more	$13.0	$9.9

Non-accrual Loans as a Percentage of Finance Receivables by Class (dollars in millions)

	September 30, 2014		December 31, 2013
Transportation Finance	$0.1	–	$14.3	0.81%
International Finance	41.7	3.92%	21.0	1.22%
Transportation & International Finance	41.8	1.13%	35.3	1.01%
Corporate Finance	52.9	0.74%	83.8	1.23%
Equipment Finance	73.4	1.56%	59.4	1.47%
Commercial Services	7.8	0.31%	4.2	0.19%
North American Commercial Finance	134.1	0.83%	147.4	1.00%
Non-Strategic Portfolios	25.2	(1)	58.0	13.14%
Total	$201.1	1.02%	$240.7	1.29%

(1)	Non-accrual loans include loans held for sale. The September 2014 NSP amount reflected non-accrual loans held for sale; there were no portfolio loans, therefore no % is displayed.

Non-accrual loans declined from year-end, both in amount and as a percentage of finance receivables. The improvements reflect the sale of the Small Business Lending unit in NSP, as well as low levels of new non-accruals.

Approximately 53% of our non-accrual accounts were paying currently at September 30, 2014, and our impaired loan carrying value (including specific reserves and charge-offs) to estimated outstanding contractual balances approximated 87%. For this purpose, impaired loans are comprised principally of non-accrual loans over $500,000 and TDRs.

Total delinquency (30 days or more) improved to 1.27% of finance receivables compared to 1.75% at June 30, 2014, primarily due to an improvement in non-credit (administrative) delinquencies in the Equipment Finance portfolio.

Foregone Interest on Non-accrual Loans and Troubled Debt Restructurings (dollars in millions)

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	U.S.	Foreign	Total	U.S.	Foreign	Total
Interest revenue that would have been earned at original terms	$26.9	$10.6	$37.5	$41.9	$9.3	$51.2
Less: Interest recorded	(9.4)	(3.1)	(12.5)	(14.2)	(2.5)	(16.7)
Foregone interest revenue	$17.5	$7.5	$25.0	$27.7	$6.8	$34.5

52   CIT GROUP INC

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

The tables that follow reflect loan carrying values as of September 30, 2014 and December 31, 2013 of accounts that have been modified.

Troubled Debt Restructurings and Modifications (dollars in millions)

	September 30, 2014		December 31, 2013
		% Compliant		% Compliant
Troubled Debt Restructurings(1)
Deferral of principal and/or interest	$138.6	100%	$194.6	99%
Debt forgiveness	–	–	2.4	77%
Covenant relief and other	12.3	85%	23.9	74%
Total TDRs	$150.9	99%	$220.9	96%
Percent non-accrual	18%		33%

		% Compliant		% Compliant
Modifications(1)
Extended maturity	$0.1	100%	$14.9	37%
Covenant relief	94.4	100%	50.6	100%
Interest rate increase/additional collateral	10.7	100%	21.8	100%
Other	23.2	100%	62.6	87%
Total Modifications	$128.4		$149.9	91%
Percent non-accrual	17%		23%

(1)	Table depicts the predominant element of each modification, which may contain several of the characteristics listed.

See Note 3 — Loans for additional information regarding TDRs and other credit quality information.

NON-INTEREST INCOME

Non-interest Income (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2014	2014	2013	2014	2013
Rental income on operating leases	$535.0	$519.6	$472.9	$1,546.5	$1,433.6
Other Income:
Factoring commissions	$31.1	$28.3	$32.3	$88.0	$91.3
Fee revenues	23.6	21.8	25.3	67.0	73.1
Gains on sales of leasing equipment	22.0	16.0	30.7	46.4	86.8
Gains on loan and portfolio sales	9.8	4.5	23.5	17.8	24.5
Gains on investments	5.3	5.6	1.0	14.4	4.6
Recoveries of loans charged off pre-emergence and loans charged off prior to transfer to held for sale	3.6	5.0	6.3	13.8	16.8
Counterparty receivable accretion	–	8.7	0.9	10.7	5.7
Gains (losses) on derivatives and foreign currency exchange	(22.8)	8.3	0.9	(21.6)	2.7
Impairment on assets held for sale	(54.1)	(14.3)	(44.6)	(69.5)	(89.3)
Other revenues	5.7	9.8	28.2	22.0	37.5
Total other income	24.2	93.7	104.5	189.0	253.7
Total non-interest income	$559.2	$613.3	$577.4	$1,735.5	$1,687.3

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   53

Non-interest Income includes Rental Income on Operating Leases and Other Income.

Rental income on operating leases from equipment we lease is recognized on a straight line basis over the lease term. Rental income is discussed in “Net Finance Revenues” and “Results by Business Segment”. See also “Concentrations — Operating Leases” for additional information on operating leases.

Other income decreased from the prior quarter and the year-ago quarter reflecting the following:

Factoring commissions were down from the year-ago quarter and year-to-date periods as changes in underlying portfolio mix offset increased factoring volume. The 10% commission increase from the prior quarter was largely driven by an increase in volume. Factoring volume was $6.7 billion, up 2% from the year-ago quarter, and up 7% sequentially reflecting normal seasonality.

Fee revenues include capital markets-related fees, agent and advisory fees, fees on lines of credit and letters of credit, and servicing fees for the loans we sell but retain servicing. Fee revenues are mainly driven by our NACF segment. The improvement from the prior quarter reflects higher capital markets fees, partially offset by the decline in SBL fees. The NSP segment SBL portfolio was sold in June 2014 and there are no SBL servicing fee revenues in the current quarter. SBL fee revenues were approximately $2 million in the prior quarter and $3 million for the year-ago quarter.

Gains on sales of leasing equipment resulted from $212 million of equipment sales in the third quarter of 2014, $125 million in the prior quarter and $409 million in the year-ago quarter. Gains as a percentage of equipment sold decreased from last quarter and increased from the year-ago quarter and will vary based on the type and age of equipment sold. The carrying amount of equipment sold for the current quarter 2014 included $130 million in TIF (which generated 77% of the gains), $79 million in NACF and $3 million in NSP. The carrying amount of equipment sold for the prior quarter consisted of approximately $35 million in TIF (which generated 51% of the gains), $82 million in NACF and $8 million in NSP. The carrying amount of equipment sold for the year-ago quarter consisted of approximately $325 million in TIF (which generated 78% of the gains in the quarter), $69 million in NACF and $15 million in NSP. Gains for the nine months ended September 30, 2014 and 2013 resulted from the sales of $593 million and $1,052 million of equipment, respectively.

Gains on loan and portfolio sales in the third quarter of 2014 reflected $224 million of sales, with $157 million in NACF, $64 million in TIF and $3 million in NSP. The prior quarter sales totaled $439 million of sales, which included $300 million in NSP, primarily as a result of the SBL sale (gains on which were minimal), $93 million in NACF, and $46 million in TIF. The year-ago quarter sales were $293 million, which consisted of $191 million in NSP, $52 million in TIF and $50 million in NACF. NSP gains were $21 million in the year ago quarter reflecting the sale of the first tranche of the Dell Europe portfolio. Gains for the nine months ended September 30, 2014 and 2013 resulted from the sales of $811 million and $413 million, respectively.

Gains on investments reflected sales of equity investments, primarily in NACF.

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

Counterparty receivable accretion relates to the FSA accretion of a fair value discount on the receivable from Goldman Sachs International (“GSI”) related to the GSI Facilities, which are total return swaps (as discussed in Funding and Liquidity and Note 7 — Long-term Borrowings and Note 8 — Derivative Financial Instruments). The discount is accreted into income over the expected term of the payout of the associated receivables. The prior quarter includes acceleration of accretion of the remaining balance of FSA discount on the counterparty receivable, reflecting the restructuring of two aircraft securitization facilities. There was no remaining FSA discount on the counterparty receivable since June 30, 2014.

Gains (losses) on derivatives and foreign currency exchange in the current quarter include losses of $13 million related to the valuation of the derivatives within the GSI facility, as compared to gains of $11 million last quarter and no gain or loss in the year-ago quarter. Activity also includes the impact of transactional foreign currency movements, which resulted in losses of $85 million in the third quarter of 2014, as the US dollar strengthened against other currency exposures and gains of $41 million and $61 million in the prior and year-ago quarters, respectively. The impact of these transactional foreign currency movements were partially offset by gains of $80 million in the current quarter and losses of $44 million and $60 million in the prior and year-ago quarters, respectively, on derivatives that economically hedge foreign currency movements and other exposures. There was a $4 million loss from realization of cumulative translation adjustment (CTA) in the current quarter related to NSP exits, and no significant CTA gains or losses in the prior or year-ago quarters. While the realization of CTA has an impact on earnings, there is no impact to Equity. For additional information on the impact of derivatives on the income statement, please refer to Note 8 — Derivative Financial Instruments.

Impairment on assets held for sale in the current quarter includes $49 million for NSP international equipment finance portfolios identified as subscale platforms during our international rationalization and $5 million from TIF, which largely related to commercial aircraft operating lease equipment held for sale. The prior quarter reflects $4 million from NSP and $10 million from TIF, with $5 million related to commercial aircraft operating leases and the remainder related to the transfer of an international portfolio to AHFS. The prior year quarter included $37 million of NSP charges and $8 million related to commercial aerospace. The prior year quarter NSP charges

54   CIT GROUP INC

included $18 million related to Dell Europe portfolio operating lease equipment, for which there was a similar offsetting benefit in depreciation expense, $3 million for NSP loans, and the remaining impairment charges related mostly to the international platform rationalization. When a long-lived asset is classified as held for sale, depreciation expense is suspended and the asset is evaluated periodically for impairment, with any such charge recorded in other income. (See Expenses for related discussion of Depreciation on operating lease equipment.)

Other revenues include items that are more episodic in nature, such as proceeds received in excess of carrying value on non-accrual accounts held for sale, which were repaid or had another workout resolution, and insurance proceeds in excess of carrying value on damaged leased equipment, and also includes income from joint ventures. The prior year quarter included a $13 million gain on the sale of a workout related claim in TIF plus approximately $6 million of revenues related to the Dell Europe portfolio.

EXPENSES

Other Expenses (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2014	2014	2013	2014	2013
Depreciation on operating lease equipment	$(156.4)	$(157.3)	$(134.2)	$(462.5)	$(401.1)
Maintenance and other operating lease expenses	(46.5)	(49.0)	(41.4)	(147.1)	(124.1)
Operating expenses:
Compensation and benefits	$(130.3)	$(125.7)	$(133.0)	$(394.9)	$(405.6)
Technology	(19.9)	(20.8)	(22.3)	(61.8)	(62.2)
Professional fees	(22.0)	(16.9)	(19.5)	(56.9)	(50.0)
Net occupancy expense	(9.1)	(8.5)	(9.0)	(26.5)	(27.0)
Provision for severance and facilities exiting activities	(9.2)	(5.6)	(3.2)	(24.7)	(18.4)
Advertising and marketing	(7.5)	(8.3)	(3.7)	(23.7)	(17.7)
Other expenses	(36.5)	(39.2)	(38.1)	(104.5)	(104.9)
Total operating expenses	(234.5)	(225.0)	(228.8)	(693.0)	(685.8)
Loss on debt extinguishments	–	(0.4)	–	(0.4)	–
Total other expenses	$(437.4)	$(431.7)	$(404.4)	$(1,303.0)	$(1,211.0)
Headcount	3,330	3,170	3,380

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

Maintenance and other operating lease expenses relate to the TIF operating lease portfolio. Prior to 2014 these maintenance expenses were included as a reduction to rental income on operating leases, while other operating lease expenses were recorded as an increase to depreciation expense on operating lease equipment. The majority of the maintenance expenses are railcar fleet related. CIT Rail provides railcars primarily pursuant to full-service lease contracts under which CIT Rail as lessor is responsible for railcar maintenance and repair. Under our aircraft leases, the lessee is generally responsible for normal maintenance and repairs, airframe and engine overhauls, compliance with airworthiness directives, and compliance with return conditions of aircraft on lease. As a result, aircraft operating lease expenses primarily relate to transition costs incurred in connection with re-leasing an aircraft.

The increase in maintenance and other operating lease expenses from the prior year reflects the growing rail portfolio and aerospace remarketing expenses resulting from the elevated levels of aircraft re-leasing activity in 2014.

Operating expenses increased from the prior quarters, reflecting integration costs and additional employees related to the Direct Capital acquisition, and in addition from the year-ago quarter on increased provision for severance and facilities exiting activities. Operating expenses include Bank deposit-raising costs, which totaled $14 million in the current and prior quarter of 2014, compared to $8 million for the year-ago quarter. These are reflected across various expense categories, but mostly within advertising and marketing and in other expenses, reflecting deposit insurance costs. Year-to-date, the deposit-raising costs were $42 million for 2014 and $25 million in 2013. Operating expenses reflect the following changes:

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   55

■	Compensation and benefits increased sequentially primarily due to increased costs related to the Direct Capital acquisition and decreased from the 2013 periods as we made progress on various expense initiatives. Headcount at September 30, 2014 was up from the prior quarter due to the addition of approximately 250 Direct Capital employees.

■	Professional fees include legal and other professional fees such as tax, audit, and consulting services and increased from prior periods reflecting costs associated with the acquisitions in the current quarter and in the first quarter of 2014.

■	Provision for severance and facilities exiting activities reflects employee termination charges and other costs associated with various organization efficiency initiatives.

■	Advertising and marketing expenses include CIT Bank advertising and marketing costs associated with raising deposits, which totaled $5 million in the current and prior quarter and $3 million in the prior year quarter. Year-to-date, CIT Bank advertising and marketing costs totaled $17 million in 2014 and $12 million in 2013.

■	Other expenses include items such as travel and entertainment, insurance, FDIC costs, office equipment and supply costs and taxes (other than income taxes).

We continue to make progress reducing NSP, and have exited all the sub-scale countries in Asia, and several in Latin America and Europe, as well as our SBL portfolio. Our primary focus is now on exiting Brazil, Mexico and smaller portfolios in Europe. In October we entered into separate agreements to sell a TIF international loan portfolio (AHFS of $325 million), and certain NSP operations in Europe (AHFS of $100 million). In addition, we are in the advance stages of negotiating the sale of our NSP Mexico and Brazil portfolios. Upon completion of these exits, we expect to eliminate approximately $10 million from our quarterly expenses.

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

The most significant remaining discount at September 30, 2014, related to operating lease equipment ($1.3 billion related to rail operating lease equipment and $0.8 billion to aircraft operating lease equipment). The discount on the operating lease equipment was, in effect, an impairment of the operating lease equipment upon emergence from bankruptcy, as the assets were recorded at their fair value, which was less than their carrying value. The recording of the FSA adjustment reduced the asset balances subject to depreciation and thus decreases depreciation expense over the remaining useful life of the operating lease equipment or until it is sold.

At September 30, 2014 the remaining FSA balance was $3 million on loans and $7 million on borrowings and deposits.

INCOME TAXES

Income Tax Data (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2014	2014	2013	2014		2013
Provision (benefit) for income taxes, before discrete items	$(0.6)	$15.4	$17.4	$25.0		$43.1
Discrete items	(400.6)	2.7	(4.2)	(394.6)		12.2
Provision (benefit) for income taxes	$(401.2)	$18.1	$13.2	$(369.6)		$55.3
Effective tax rate	(344.1)%	8.3%	6.4%	(80.6	) %	9.5%

The Company’s income tax benefit in the third quarter and nine months ended September 30, 2014 was $401.2 million and $369.6 million, respectively. This compares to income tax provision of $13.2 million in the year-ago third quarter, $55.3 million in the year-ago nine months period, and $18.1 million last quarter. Included in the discrete tax benefit of $400.6 million and $394.6 million for the current quarter and year to date, respectively, was a $375 million reduction to the U.S. net federal deferred tax asset valuation allowance and approximately $30 million tax benefit related to an adjustment to the U.S. federal and state valuation allowances due to the acquisition of Direct Capital, offset partially by other miscellaneous net tax expense items. Included in the year-ago nine months period

56   CIT GROUP INC

income tax provision was approximately $12 million of net discrete tax expense that primarily related to the establishment of valuation allowances against certain international net deferred tax assets due to our international platform rationalizations, partially offset by incremental tax benefits associated with favorable settlements of prior year international tax audits. Excluding discrete items, the income tax provisions primarily reflected income tax expense on the earnings of certain international operations and state income tax expense in the U.S.

The change in the effective tax rate each period is impacted by a number of factors, including the relative mix of domestic and foreign earnings, adjustments to the valuation allowances, and discrete items. The actual year-end 2014 effective tax rate may vary from the currently projected tax rate due to changes in these factors.

As noted in our 2013 Annual Report on Form 10-K and most recently in our June 30, 2014 Form 10-Q, the Company has not previously recognized any tax benefit on its prior year U.S. federal and U.S. state net operating losses (“NOLs”) and certain prior year foreign NOLs due to uncertainties related to its ability to realize its net deferred tax assets in the future. Due to these uncertainties, combined with the three years of cumulative losses by certain domestic and foreign reporting entities, the Company had concluded that it did not meet the criteria to recognize its net deferred tax assets, inclusive of the deferred tax assets related to the NOLs in these entities. Accordingly, the Company maintained a valuation allowance of $1.5 billion against its net deferred tax assets at December 31, 2013. Of the $1.5 billion valuation allowance, approximately $1.3 billion related to domestic reporting entities ($0.9 billion U.S. federal and $0.4 billion U.S. state) and $211 million related to foreign reporting entities.

The determination of whether or not to maintain the valuation allowances on certain reporting entities’ net deferred tax assets requires significant judgment and an analysis of all positive and negative evidence to determine whether it is more likely than not that these future benefits will be realized. ASC 740-10-30-18 states that “future realization of the tax benefit of an existing deductible temporary difference or NOL carry-forward ultimately depends on the existence of sufficient taxable income within the carryback and carry-forward periods available under the tax law.” As such, the Company has considered the following potential sources of taxable income in its assessment of a reporting entity’s ability to recognize its net deferred tax asset:

■	Taxable income in carryback years,

■	Future reversals of existing taxable temporary differences (deferred tax liabilities),

■	Prudent and feasible tax planning strategies, and

■	Future taxable income forecasts.

During the third quarter, management concluded that it is more likely than not that the Company will generate sufficient future taxable income within the applicable carry-forward periods to realize $375 million of its $930 million U.S. net federal deferred tax assets. This conclusion was reached after weighing all of the evidence and determining that the positive evidence outweighed the negative evidence. No discrete reduction to the valuation allowance related to the U.S. net state deferred tax assets or the capital loss carry-forwards was recorded in the quarter. In the U.S., the Company files a U.S. consolidated federal tax return, combined unitary state tax returns, and separate state tax returns in various jurisdictions. Thus, the tax reporting entity for U.S. federal tax purposes and U.S. state combined filing purposes is the “U.S. Affiliated Group” while the reporting entities for the separate state income tax returns are select individual affiliated group members. The positive evidence supporting this conclusion is as follows:

■	The U.S. Affiliated Group transitioned into a 3-year (12 quarter) cumulative normalized income position this quarter, resulting in the Company’s ability to significantly increase the reliance on future taxable income forecasts.

■	Management’s long-term forecast of future U.S. taxable income supports partial utilization of the U.S. federal NOLs prior to their expiration.

■	The federal NOLs will not expire until 2027 through 2033.

The forecast of future taxable income for the Company reflects a long-term view of growth and returns that management believes is more likely than not of being realized.

For the U.S. state valuation allowance, the Company analyzed the state net operating loss carry-forwards for each reporting entity to determine the amounts that are expected to expire unused. Based on this analysis, it was determined that the existing valuation allowance was still required on the U.S. state deferred tax assets on net operating loss carry-forwards. Accordingly, no discrete adjustment was made to the U.S. state valuation allowance this quarter. The negative evidence supporting this conclusion is as follows:

■	Separate State filing entities remained in a three year cumulative loss.

■	State NOLs expiration periods vary in time and availability.

Additionally, during the current year, the Company expects there will be other reductions of the U.S. federal and state valuation allowances in the normal course as the Company recognizes  U.S. taxable income.  This taxable income will reduce the deferred tax asset on NOLs, and, when combined with the increase in net deferred tax liabilities, which are mainly related to accelerated tax depreciation on the operating lease portfolios, will result in a reduction of the valuation allowances.  However, the Company expects it will retain approximately $700 million of valuation allowances, exclusive of any resolutions of uncertain tax positions mentioned in Note 11 – Income Taxes, against our U.S. federal and state  NOLs and capital loss carry-forwards at the end of the year.  The Company currently believes these NOLs will expire unused without the implementation of effective tax planning strategies or other events.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   57

The ability to recognize the remaining valuation allowances against the U.S. federal and state NOLs, and capital loss carry-forwards net deferred tax assets will be evaluated on a quarterly basis to determine if there are any significant events that would affect our ability to utilize these deferred tax assets. If events are identified that affect our ability to utilize our deferred tax assets, the analysis will be updated to determine if any adjustments to the valuation allowances are required. Such events may include acquisitions that support the Company’s long-term business strategies while also enabling it to accelerate the utilization of its net operating losses, as evidenced by the acquisition of Direct Capital Corporation and the announced definitive agreement and plan of merger to acquire IMB Holdco, LLC, the parent company of OneWest Bank N.A. (“OneWest Bank”).

The impact of the OneWest transaction on the utilization of the Company’s NOLs cannot be considered in the Company’s forecast of future taxable income until the acquisition is consummated. The acquisition is expected to accelerate the utilization of the Company’s NOLs and therefore management anticipates it will reverse the remaining U.S. federal valuation allowance after consummation of the acquisition. The Company is currently evaluating the impact of the acquisition on the U.S. state NOLs and expects the acquisition to utilize some portion of these amounts which would cause a partial reduction to the U.S. state valuation allowance.

The income tax provision before discrete items for the remainder of 2014 is expected to remain similar to prior quarters, in the range of $10-$15 million. Beginning in 2015, income tax expense will be reported on earnings at the global effective tax rate, currently expected to be approximately 30-35%. However, there will be a minimal impact on cash taxes paid until the related NOL carry-forward is fully utilized. In addition, while GAAP equity increased as a result of the valuation allowance reversal and recognition of the net deferred tax asset, there was minimal benefit on regulatory capital.

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

See Note 11 – Income Taxes for additional information, including deferred tax assets.

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

The discussions below reflect the new reporting segments and reflect the student lending business as a discontinued operation. All prior period comparisons have been conformed and are consistent with the presentation of financial information to management.

See Note 15 — Business Segment Information for additional details.

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

Aerospace—Commercial Air provides leasing and financing solutions — including operating leases, capital leases, loans and structuring and advisory services — for commercial airlines worldwide. We own and finance a fleet of more than 300 commercial aircraft and have about 100 customers in approximately 50 countries.

Aerospace—Business Air provides financing solutions to business jet operators. Serving clients around the globe, we provide financing that is tailored to our clients’ unique business requirements. Products include term loans, leases, predelivery financing, fractional share financing and vendor/manufacturer financing.

Rail offers customized leasing and financing solutions and a highly efficient, diversified fleet of railcar assets to freight shippers and carriers throughout North America and Europe. We expanded our operations to Europe through a 2014 acquisition. See “Concentrations — Leased Railcars” section.

58   CIT GROUP INC

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

Transportation & International Finance – Financial Data and Metrics (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2014	2014	2013	2014	2013
Earnings Summary
Interest income	$68.8	$72.2	$66.1	$217.7	$185.3
Interest expense	(165.3)	(155.1)	(146.4)	(481.1)	(434.4)
Provision for credit losses	(9.1)	(8.3)	(6.0)	(29.8)	(4.1)
Rental income on operating leases	501.4	485.1	415.5	1,446.1	1,256.7
Other income	18.8	10.4	31.4	36.4	75.1
Depreciation on operating lease equipment	(132.8)	(131.6)	(106.1)	(386.1)	(320.3)
Maintenance and other operating lease expenses	(46.5)	(49.0)	(41.4)	(147.1)	(124.0)
Operating expenses	(73.8)	(75.5)	(62.5)	(228.8)	(187.4)
Income before benefit (provision) for income taxes	$161.5	$148.2	$150.6	$427.3	$446.9
Select Average Balances
Average finance receivables (AFR)	$3,432.7	$3,547.0	$3,199.2	$3,535.8	$2,984.8
Average operating leases (AOL)	$14,712.7	$14,234.7	$12,098.4	$14,138.2	$12,090.5
Average earning assets (AEA)	$18,724.2	$18,066.2	$15,417.8	$17,985.7	$15,255.8
Statistical Data
Net finance margin (NFM) – net finance revenue (interest and rental income, net of interest and depreciation and maintenance and other operating lease expenses) as a % of AEA	4.82%	4.91%	4.87%	4.81%	4.92%
Operating lease margin (rental income less depreciation and maintenance and other operating lease expenses) as a % of AOL	8.76%	8.56%	8.86%	8.61%	8.96%
New business volume	$1,326.8	$1,404.7	$982.0	$3,786.1	$2,312.3

Pre-tax earnings for the quarter were up slightly from the year-ago quarter and sequentially. The quarter reflected solid earning asset growth of nearly 4% and continued strong asset utilization. Pre-tax earnings last quarter included a $5 million impairment upon the transfer to AHFS of an international loan portfolio of approximately $0.5 billion and a net benefit to interest expense of $7 million due to the refinancing of secured debt within the TRS. In October 2014, we agreed to sell the international loan portfolio, which is expected to close in the 2014 fourth quarter. Pre-tax earnings for the year-to-date period were down mostly due to higher operating expenses, in part reflecting the first quarter European rail acquisition, and lower gains on asset sales, partially offset by higher net finance revenue.

Financing and leasing assets grew to $19.1 billion at September 30, 2014, up sequentially from $18.4 billion and from $15.6 billion a year ago. The sequential increase reflected growth in all Transportation divisions, with Aerospace accounting for approximately 70% of the growth. The $3.5 billion, or 22% increase from September 2013 included growth of $1.8 billion in Aerospace, $1.4 billion in Rail, including the European rail acquisition in the 2014 first quarter, and $0.5 billion in Maritime. We entered the European rail leasing market with the January 31, 2014 acquisition of Nacco, an independent full service railcar lessor in Europe, which included more than 9,500 railcars, consisting of tank cars, flat cars, gondolas and hopper cars.

New business volume remained strong and asset utilization remained high. New business volume outpaced the year-ago quarter, while down modestly from the prior quarter and consisted of $0.6 billion of operating lease equipment, including the delivery of 7 aircraft and approximately 1,500 railcars and the funding of $0.7 billion of finance receivables.

Other highlights included:

■	Net finance revenue was $226 million, up from $188 million in the year-ago quarter primarily due to asset growth, and from $222 million sequentially, which included a debt refinancing benefit. Year-to-date, NFR was $650 million, up from $563 million in 2013. NFM was down from the year-ago periods as lower yields offset lower funding costs. See Net Finance Revenue for table on segment gross yields.

■	Net operating lease revenue (rental income on operating leases less depreciation on operating lease equipment and maintenance and other operating lease expenses), which is a component of NFR, was $322 million, up from $268 million from the year-ago quarter and $305 million in the prior quarter. Increased rent from growth in the Aerospace and Rail portfolios and combined strong utilization offset an increase in depreciation, and maintenance and operating lease expense compared to the year-ago quarter. Net

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   59

operating lease revenue was $913 million year-to-date in 2014, up from $812 million in 2013. The declines from 2013 in the net operating lease margin (as a % of average operating lease equipment) reflected pressure on renewal rents on certain aircraft, higher maintenance costs and operating lease expenses and higher depreciation rates. We entered 2014 with approximately 50 aircraft to remarket due to lease expirations, a level that was higher than in recent years, and have made solid progress placing these aircraft. Lease commitments have been renewed or entered into for approximately 90% of those aircraft. Most of these have been renewed with the existing carrier, which lowers the remarketing costs.

■	At September 30, 2014, TIF had 285 commercial aircraft, and approximately 119,000 railcars and 390 locomotives on operating lease.

■	Utilization remained strong with all but two commercial aircraft and 99% of rail equipment on lease or under a commitment at September 30, 2014.

■	At September 30, 2014, we had 137 aircraft on order from manufacturers (down from 147 at December 31, 2013), with deliveries scheduled through 2020. In July, CIT placed an order with Boeing for the purchase of 10 787-9 Dreamliner aircraft, with deliveries beginning in 2018. In addition to the order book, CIT also signed memorandums of understanding with Airbus for the purchase of 15 A330-900neo (new engine option) aircraft and five A321-200ceo (current engine option) aircraft, which will be included in the order book count upon contract execution. Deliveries of the A330-900neo are scheduled to begin in 2018 and deliveries of the A321-200ceo are scheduled to begin in 2015.

We had future purchase commitments for approximately 7,500 railcars, with scheduled deliveries through 2016.

All aircraft scheduled for delivery in the next 12 months and approximately 80% of all railcars on order, have lease commitments. See Item 1. Consolidated Financial Statements, Note 13 — Commitments.

■	Other income primarily includes gains on equipment and receivable sales, partially offset by impairment charges. For the third quarter of 2014, gains totaled $18 million on $194 million of equipment and receivable sales, compared to $24 million of gains on $377 million of sales in the year-ago quarter and $11 million of gains on $81 million of sales last quarter. Year-to-date, gains totaled $34 million on $473 million of sales in 2014 and $66 million of gains on $851 million of sales in 2013. Gains can vary significantly quarter to quarter, depending on various factors, including types of equipment sold. Impairment charges totaled $5 million in the third quarter of 2014, primarily reflecting aircraft equipment held for sale, compared to $8 million in the year-ago quarter and $10 million last quarter. Year-to-date, impairment charges were $16 million in 2014 and $10 million in 2013.

■	Provision for credit losses was up slightly from the year-ago quarter and the prior quarter. The year-to-date increase over 2013 reflects fluctuations in the international portfolio charge-offs. Net charge-offs were $4 million (0.44% of average finance receivables) in the third quarter of 2014, down from the year-ago quarter and the prior quarter. TIF charge-offs for the quarter ended June 30 and the nine months ended September 30, 2014, included approximately $9 million and $12 million, respectively, related to the transfer of receivables to assets held for sale (none for the quarter ended September 30, 2014). The prior-year third quarter and nine months ended September 30, 2013 included $1 million related to the transfer of receivables to assets held for sale. Net charge-offs year-to-date were $30 million (1.13%) in 2014, compared to $5 million (0.23%) in 2013. Essentially all of the charge-offs for both years were concentrated in the International portfolio. Non-accrual loans were $42 million (1.13% of finance receivables) at September 30, 2014, essentially flat with June 30, 2014 and up from $23 million (0.70%) at September 30, 2013.

■	Operating expenses were $74 million and $229 million for the quarter and year-to-date 2014, up from the 2013 periods reflecting the European rail acquisition and our continued investment in growth initiatives.

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

60   CIT GROUP INC

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

North American Commercial Finance – Financial Data and Metrics (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2014	2014	2013	2014	2013
Earnings Summary
Interest income	$215.8	$208.8	$199.6	$618.0	$628.9
Interest expense	(74.2)	(68.1)	(66.9)	(211.2)	(217.1)
Provision for credit losses	(29.7)	(2.6)	(8.3)	(55.5)	(38.0)
Rental income on operating leases	24.7	25.1	27.2	72.6	76.8
Other income	71.1	69.7	71.5	202.6	200.0
Depreciation on operating lease equipment	(20.1)	(20.0)	(19.8)	(62.0)	(54.7)
Operating expenses	(125.9)	(120.2)	(119.7)	(367.6)	(366.2)
Income before benefit (provision) for income taxes	$61.7	$92.7	$83.6	$196.9	$229.7
Select Average Balances
Average finance receivables (AFR)	$16,009.3	$15,181.0	$14,274.3	$15,221.6	$13,860.6
Average earning assets (AEA)	$14,953.4	$14,132.4	$13,156.0	$14,203.9	$12,746.4
Statistical Data
Net finance margin – net finance revenue (interest and rental income, net of interest and depreciation and maintenance and other operating lease expenses) as a % of AEA	3.91%	4.13%	4.26%	3.92%	4.54%
New business volume	$1,608.0	$1,600.1	$1,423.8	$4,581.0	$4,466.2
Factoring volume	$6,746.7	$6,282.8	$6,600.8	$19,300.6	$18,910.9

AEA is lower than AFR as it is reduced by the average credit balances for factoring clients.

Pre-tax earnings were down from both the year-ago and prior quarters, primarily due to higher credit costs. Year-to-date, pre-tax earnings declined due to higher credit costs and lower yields in certain portfolios, which offset the benefit from higher earning assets.

Financing and leasing assets grew 5% sequentially, to $16.4 billion, primarily reflecting the acquisition of approximately $540 million of financing and leasing assets in Direct Capital that are reflected in the Equipment Finance division. The 12% growth from a year ago also reflected strong growth in our Real Estate Finance and Corporate Finance divisions. Funded new business volume for the quarter was up 13% from the year-ago quarter, and flat with the prior quarter. The increase in new business volume from the prior quarters reflected increases in Real Estate Finance and Equipment Finance, partially offset by a decline in Corporate Finance.

CIT Bank originated the vast majority of the U.S. funded volume in each of the presented quarters. At September 30, 2014, over 75% of financing and leasing assets were in CIT Bank.

Other highlights included:

■	Net finance revenue was $146 million, up from $140 million in the year-ago quarter reflecting higher earning assets, and unchanged from the prior quarter. Net finance margin (NFM) was 3.91%, down from the year-ago quarter primarily due to lower portfolio yields in Equipment Finance and Corporate Finance. The sequential quarter decline is largely due to benefits from higher prepayments in the prior quarter. The year-to-date decline in NFM from 2013 reflects the reduction of prepayment benefits, lower portfolio yields across all businesses, and a declining benefit from net FSA accretion.

■	Other income was essentially flat compared to the year-ago quarter and prior quarter, as well as on a year-to-date basis, and primarily consisted of the following items:

■	Factoring commissions were $31 million, down slightly from the year-ago quarter as changes in underlying portfolio mix offset increased factoring volume, and up from $28 million in the prior quarter, largely driven by an increase in volume. Factoring volume was up 2% from the year-ago quarter, and up 7% sequentially reflecting normal seasonality.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   61

■	Fee revenue was $22 million, up from $20 million in the year-ago quarter, and $18 million in the prior quarter. Fee revenue is mainly driven by syndication fees, arranger fees, agent fees and fees from issuing letters of credit and on unused lines of credit. Year-to-date period, fee revenue totaled $57 million, down slightly from 2013.

■	Gains on equipment, receivables and investments sales totaled $15 million, up from $7 million in the year-ago quarter and $13 million in the prior quarter. Equipment and receivables sold totaled $236 million, up from $118 million in the year-ago quarter and $175 million in the prior quarter. For the nine months ended September 30, 2014, gains totaled $38 million (on $549 million of equipment and receivables sold), up from $23 million (on $355 million of equipment and receivables sold) during the comparable period in 2013.

■	Credit metrics remained at or near cycle lows. Non-accrual loans were $134 million (0.83% of finance receivables), essentially unchanged from June 30, 2014 and down from $167 million (1.16%) a year ago. The current quarter provision for credit losses primarily reflects reserve build due to growth and higher reserves on a small number of accounts. Net charge-offs were $16 million (0.40% of average finance receivables), compared to $11 million (0.30%) in the year-ago quarter and $9 million (0.23%) last quarter. Net charge-offs for the current quarter included $11 million related to the transfer of receivables to AHFS, compared to $3 million in each of the year-ago and prior quarters. For the year-to-date periods, net charge-offs were $41 million (0.36%) in 2014 and included $17 million related to the transfer of receivables to AHFS compared to $21 million (0.20%) in 2013, which included $5 million related to the transfer of receivables to AHFS.

■	Operating expenses were up from the year-ago quarter due to operating costs related to Direct Capital. The nine month period largely reflected the benefits of operating efficiencies gained compared to 2013, offset by the additional costs related to Direct Capital.

Non-Strategic Portfolios

NSP consists of portfolios that we no longer consider strategic. Included in NSP at September 30, 2014 are several international equipment finance portfolios, including Brazil, Mexico and smaller portfolios in Europe that we identified as subscale platforms during our international rationalization. On April 25, 2014, we completed the sale of the student lending business. Upon sale, the business was classified as a discontinued operation, and all prior period data has been adjusted.

Non-Strategic Portfolios – Financial Data and Metrics (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2014	2014	2013	2014	2013
Earnings Summary
Interest income	$20.4	$25.6	$37.0	$74.4	$123.7
Interest expense	(18.6)	(23.0)	(29.9)	(66.5)	(99.5)
Provision for credit losses	0.7	0.7	(2.2)	0.4	(8.6)
Rental income on operating leases	8.9	9.4	30.2	27.8	100.1
Other income	(47.1)	3.9	(1.1)	(38.8)	(27.0)
Depreciation on operating lease equipment	(3.5)	(5.7)	(8.3)	(14.4)	(26.1)
Maintenance and other operating lease expenses	–	–	–	–	(0.1)
Operating expenses	(16.9)	(20.5)	(36.2)	(56.6)	(108.9)
Loss before benefit (provision) for income taxes	$(56.1)	$(9.6)	$(10.5)	$(73.7)	$(46.4)
Select Average Balances
Average finance receivables (AFR)	$0.1	$83.9	$921.4	$196.5	$1,293.5
Average earning assets (AEA)	$617.7	$988.1	$1,844.4	$938.7	$1,929.0
Statistical Data
Net finance revenue as a % of AEA	4.66%	2.55%	6.29%	3.03%	6.78%
New business volume	$64.7	$64.1	$169.6	$180.6	$614.9

Pre-tax losses for the 2014 third quarter were elevated due to impairments on AHFS. Impairment charges on international equipment finance portfolios identified as subscale platforms during our international rationalization totaled $49 million for the quarter ended September 30, 2014. HFS impairment charges were $54 million for the nine months ended September 30, 2014 and $37 million and $80 million for the quarter and nine months ended September 30, 2013. The 2014 third quarter and year-to-date also reflected declining operating expenses offset by lower net revenues from lower assets levels compared to the 2013 periods.

Financing and leasing assets at September 30, 2014 totaled $0.6 billion in AHFS, primarily related to international small ticket platforms identified as subscale platforms during our international rationalization. The financing and leasing assets were down approximately $0.1 billion from June 30, 2014, primarily due to impairment charges, runoff and currency exchange.

62   CIT GROUP INC

We have exited all the sub-scale countries in Asia, and several in Latin America and Europe, as well as our SBL portfolio, and continue to market the remaining non-strategic portfolios in Europe and Latin America. In October we entered into an agreement to sell certain operations in Europe (AHFS of $100 million). In addition, we are in the advance stages of negotiating the sale of our Mexico and Brazil portfolios.

Corporate and Other

Certain items are not allocated to operating segments and are included in Corporate and Other, including unallocated interest expense, primarily related to corporate liquidity costs (Interest Expense), mark-to-market adjustments on non-qualifying derivatives (Other Income), restructuring charges for severance and facilities exit activities and certain legal costs and unallocated expenses (Operating Expenses).

Corporate and Other – Financial Data (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2014	2014	2013	2014	2013
Earnings Summary
Interest income	$3.3	$3.2	$3.7	$10.2	$10.1
Interest expense	(17.1)	(16.0)	(13.5)	(50.5)	(42.4)
Provision for credit losses	(0.1)	–	0.1	(0.2)	0.2
Other income	(18.6)	9.7	2.7	(11.2)	5.6
Operating expenses, including loss on debt extinguishments	(17.9)	(9.2)	(10.4)	(40.4)	(23.3)
Loss before benefit (provision) for income taxes	$(50.4)	$(12.3)	$(17.4)	$(92.1)	$(49.8)

■	Interest income consists of interest and dividend income, primarily from deposits held at other depository institutions and other investment securities.

■	Other income primarily reflects gains and (losses) on derivatives, including the GSI facilities, which drove the balances in the current and prior quarters, and foreign currency exchange. The GSI derivative has a negative mark-to-market of $13 million in the current quarter and an $11 million positive mark-to-market in the prior quarter.

■	Operating expenses reflects salary and general and administrative expenses in excess of amounts allocated to the business segments, litigation-related costs and provision for severance and facilities exiting activities. Restructuring charges totaled $9 million in the third quarter of 2014, compared to $3 million in the year-ago quarter and $6 million in the prior quarter. Year-to-date, restructuring charges totaled $25 million, up from $18 million in 2013.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   63

FINANCING AND LEASING ASSETS

The following table presents our financing and leasing assets by segment and divisions within these segments.

Financing and Leasing Asset Composition (dollars in millions)

	September 30, 2014	December 31, 2013	% Change
Transportation & International Finance
Segment Total
Loans	$3,687.7	$3,494.4	5.5%
Operating lease equipment, net	14,931.2	12,778.5	16.8%
Assets held for sale	464.7	158.5	193.2%
Financing and leasing assets	19,083.6	16,431.4	16.1%
Aerospace
Loans	1,664.4	1,247.7	33.4%
Operating lease equipment, net	9,216.6	8,267.9	11.5%
Assets held for sale	109.9	148.8	(26.1)%
Financing and leasing assets	10,990.9	9,664.4	13.7%
Rail
Loans	120.1	107.2	12.0%
Operating lease equipment, net	5,708.7	4,503.9	26.8%
Assets held for sale	0.4	3.3	(87.9)%
Financing and leasing assets	5,829.2	4,614.4	26.3%
Maritime Finance
Loans	839.5	412.6	103.5%
Financing and leasing assets	839.5	412.6	103.5%
International Finance
Loans	1,063.7	1,726.9	(38.4)%
Operating lease equipment, net	5.9	6.7	(11.9)%
Assets held for sale	354.4	6.4	>100%
Financing and leasing assets	1,424.0	1,740.0	(18.2)%
North American Commercial Finance
Segment Total
Loans	16,098.0	14,693.1	9.6%
Operating lease equipment, net	252.6	240.5	5.0%
Assets held for sale	85.3	38.2	123.3%
Financing and leasing assets	16,435.9	14,971.8	9.8%
Real Estate Finance
Loans	1,751.7	1,554.8	12.7%
Financing and leasing assets	1,751.7	1,554.8	12.7%
Corporate Finance
Loans	7,152.5	6,831.8	4.7%
Operating lease equipment, net	8.5	6.2	37.1%
Assets held for sale	85.3	38.2	123.3%
Financing and leasing assets	7,246.3	6,876.2	5.4%
Equipment Finance
Loans	4,710.7	4,044.1	16.5%
Operating lease equipment, net	244.1	234.3	4.2%
Financing and leasing assets	4,954.8	4,278.4	15.8%
Commercial Services
Loans and factoring receivables	2,483.1	2,262.4	9.8%
Financing and leasing assets	2,483.1	2,262.4	9.8%
Non-Strategic Portfolios
Loans	0.1	441.7	(100)%
Operating lease equipment, net	–	16.4	(100)%
Assets held for sale	552.7	806.7	(31.5)%
Financing and leasing assets	552.8	1,264.8	(56.3)%
Consolidated Totals:
Loans	$19,785.8	$18,629.2	6.2%
Operating lease equipment, net	15,183.8	13,035.4	16.5%
Assets held for sale	1,102.7	1,003.4	9.9%
Total financing and leasing assets	$36,072.3	$32,668.0	10.4%

64   CIT GROUP INC

Growth in TIF was driven by Aerospace, Rail and Maritime Finance. The higher TIF financing and leasing assets reflects solid new business volume, which included the delivery of 29 commercial aircraft and approximately 5,400 railcars, the funding of $1.6 billion of loans, and was supplemented by the acquisition of a European railcar lessor of approximately $650 million of assets (operating lease equipment). NACF growth was led by Equipment Finance, which included the acquisition of Direct Capital that increased loans by approximately $540 million in the third quarter, Real Estate Finance, which had double-digit growth year-to-date, and Corporate Finance, which had strong activity in the commercial and industrial and energy industries. The decline in NSP primarily reflected sales in the first half of the year, and impairment charges and foreign currency fluctuations during the third quarter.

AHFS in TIF were mainly comprised of loans in the international portfolio and aircraft and related equipment in the aerospace division. Most of the remaining AHFS at September 30, 2014 were in NSP and included various equipment financing portfolios, primarily in Latin America.

Financing and leasing asset trends are also discussed in the respective segment descriptions in “Results by Business Segment”.

The following table presents the changes to our financing and leasing assets:

Financing and Leasing Assets Roll forward (dollars in millions)

	Transportation & International Finance	North American Commercial Finance	Non-Strategic Portfolios	Total
Balance at June 30, 2014	$18,412.9	$15,650.0	$658.7	$34,721.6
New business volume	1,326.8	1,608.0	64.7	2,999.5
Portfolio / business acquisitions	–	536.6	–	536.6
Loan and portfolio sales	(64.2)	(157.2)	(2.9)	(224.3)
Equipment sales	(129.5)	(79.0)	(3.3)	(211.8)
Depreciation	(132.8)	(20.1)	(3.5)	(156.4)
Gross charge-offs	(4.5)	(20.7)	–	(25.2)
Collections, impairments and other	(325.1)	(1,081.7)	(160.9)	(1,567.7)
Balance at September 30, 2014	$19,083.6	$16,435.9	$552.8	$36,072.3
Balance at December 31, 2013	$16,431.4	$14,971.8	$1,264.8	$32,668.0
New business volume	3,786.1	4,581.0	180.6	8,547.7
Portfolio / business acquisitions	649.2	536.6	–	1,185.8
Loan and portfolio sales	(124.3)	(319.9)	(366.4)	(810.6)
Equipment sales	(349.0)	(229.4)	(14.6)	(593.0)
Depreciation	(386.1)	(62.0)	(14.4)	(462.5)
Gross charge-offs	(34.7)	(56.5)	(7.5)	(98.7)
Collections, impairments and other	(889.0)	(2,985.7)	(489.7)	(4,364.4)
Balance at September 30, 2014	$19,083.6	$16,435.9	$552.8	$36,072.3

The following tables present our segment volumes and loan and equipment sales:

Total Business Volumes (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2014	2014	2013	2014	2013
Transportation & International Finance	$1,326.8	$1,404.7	$982.0	$3,786.1	$2,312.3
North American Commercial Finance	1,608.0	1,600.1	1,423.8	4,581.0	4,466.2
Non-Strategic Portfolios	64.7	64.1	169.6	180.6	614.9
Total	$2,999.5	$3,068.9	$2,575.4	$8,547.7	$7,393.4
Factored Volume	$6,746.7	$6,282.8	$6,600.8	$19,300.6	$18,910.9

Funded new business volume increased nearly 16% from the year-ago quarter and on a year-to-date basis, as increases in TIF and NACF activity offset the decline in the run-off portfolios in NSP.

Factoring volume was up from the year-ago quarter, and increased from the prior quarter, reflecting seasonal trends.

Business volumes are discussed in the respective segment descriptions in “Results by Business Segment”.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   65

Loan and Portfolio Sales (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2014	2014	2013	2014	2013
Transportation & International Finance	$64.2	$45.9	$52.3	$124.3	$52.3
North American Commercial Finance	157.2	92.9	49.7	319.9	133.4
Non-Strategic Portfolios	2.9	299.9	191.2	366.4	227.7
Total	$224.3	$438.7	$293.2	$810.6	$413.4

The prior quarter sales in NSP primarily consisted of small business portfolio loans, along with some international portfolios.

Equipment Sales (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2014	2014	2013	2014	2013
Transportation & International Finance	$129.5	$35.2	$324.6	$349.0	$799.1
North American Commercial Finance	79.0	82.0	68.6	229.4	221.5
Non-Strategic Portfolios	3.3	7.5	15.3	14.6	31.0
Total	$211.8	$124.7	$408.5	$593.0	$1,051.6

Asset sales in TIF primarily reflect aerospace and rail assets. Asset and loan and portfolio sales are discussed in Non-interest Income section, along with the related gains and losses.

CONCENTRATIONS

Ten Largest Accounts

Our ten largest financing and leasing asset accounts in the aggregate represented 11.1% of our total financing and leasing assets at September 30, 2014 (the largest account was 2.0%). The largest accounts represent aerospace and rail assets.

The ten largest financing and leasing asset accounts were 9.8% at December 31, 2013.

Geographic Concentrations

The following table represents the financing and leasing assets by obligor geography:

Financing and Leasing Assets by Obligor – Geographic Region (dollars in millions)

	September 30, 2014		December 31, 2013
Northeast	$6,361.9	17.6%	$5,933.1	18.2%
Southwest	3,984.9	11.1%	3,606.9	11.1%
Midwest	3,894.0	10.8%	3,762.5	11.5%
Southeast	3,683.2	10.2%	2,690.2	8.2%
West	3,428.6	9.5%	3,238.6	9.9%
Total U.S.	21,352.6	59.2%	19,231.3	58.9%
Asia / Pacific	4,473.6	12.4%	4,017.9	12.3%
Europe	3,811.5	10.6%	3,692.4	11.3%
Canada	2,646.8	7.3%	2,287.0	7.0%
Latin America	1,733.3	4.8%	1,743.1	5.3%
All other countries	2,054.5	5.7%	1,696.3	5.2%
Total	$36,072.3	100.0%	$32,668.0	100.0%

66   CIT GROUP INC

The following table summarizes both state concentrations greater than 5.0% and international country concentrations in excess of 1.0% of our financing and leasing assets:

Financing and Leasing Assets by Obligor – State and Country (dollars in millions)

	September 30, 2014		December 31, 2013
State
Texas	$3,327.8	9.2%	$3,022.4	9.3%
New York	2,404.7	6.7%	2,323.3	7.1%
All other states	15,620.1	43.3%	13,885.6	42.5%
Total U.S.	$21,352.6	59.2%	$19,231.3	58.9%
Country
Canada	$2,646.8	7.3%	$2,287.0	7.0%
England	1,112.3	3.1%	1,166.5	3.6%
Australia	1,040.7	2.9%	974.4	3.0%
China	938.4	2.6%	969.1	2.9%
Mexico	699.6	1.9%	819.9	2.5%
Brazil	634.7	1.8%	710.3	2.2%
Philippines	440.6	1.2%	255.9	0.8%
France	425.9	1.2%	294.7	0.9%
South Korea	415.8	1.1%	459.9	1.4%
Russia	384.0	1.1%	355.9	1.1%
Spain	381.6	1.1%	450.7	1.4%
Indonesia	349.1	1.0%	285.9	0.9%
All other countries	5,250.2	14.5%	4,406.5	13.4%
Total International	$14,719.7	40.8%	$13,436.7	41.1%

Industry Concentrations

The following table represents financing and leasing assets by industry of obligor:

Financing and Leasing Assets by Obligor – Industry (dollars in millions)

	September 30, 2014		December 31, 2013
Commercial airlines (including regional airlines)(1)	$10,296.1	28.5%	$8,972.4	27.5%
Manufacturing(2)	6,101.0	16.9%	5,542.1	17.0%
Retail(3)	3,187.9	8.8%	3,063.1	9.4%
Transportation(4)	2,784.9	7.8%	2,404.2	7.4%
Service industries	2,732.6	7.6%	3,144.3	9.6%
Energy and utilities	1,456.9	4.0%	1,256.7	3.8%
Real Estate	1,410.8	3.9%	1,351.4	4.1%
Oil and gas extraction / services	1,340.0	3.8%	1,018.7	3.1%
Healthcare	1,310.2	3.6%	1,393.1	4.3%
Finance and insurance	942.8	2.6%	760.1	2.3%
Other (no industry greater than 2%)	4,509.1	12.5%	3,761.9	11.5%
Total	$36,072.3	100.0%	$32,668.0	100.0%

(1)	Includes the Commercial Aerospace Portfolio and additional financing and leasing assets that are not commercial aircraft.

(2)	At September 30, 2014, includes manufacturers of chemicals, including pharmaceuticals (3.6%), petroleum and coal, including refining (3.1%), and food (1.8%).

(3)	At September 30, 2014, includes retailers of apparel (4.2%) and general merchandise (1.5%).

(4)	At September 30, 2014, included rail (3.9%), maritime (1.7%) and trucking and shipping (1.6%).

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   67

Commercial Aerospace

The following tables present details on our commercial and regional aerospace portfolio concentrations, which we call our Commercial Aerospace portfolio. The net investment in regional aerospace financing and leasing assets was $49.5 million and $52.1 million at September 30, 2014 and December 31, 2013, respectively, and was substantially comprised of loans and capital leases.

Commercial Aerospace Portfolio (dollars in millions)

	September 30, 2014		December 31, 2013
	Net Investment	Number	Net Investment	Number
By Product:
Operating lease(1)	$9,293.7	285	$8,379.3	270
Loan(2)	582.3	50	505.3	39
Capital lease	315.2	20	31.7	8
Total	$10,191.2	355	$8,916.3	317

The information presented below by region, manufacturer, and body type, is based on our operating lease aircraft portfolio, which comprises 91% of our total commercial aerospace portfolio and substantially all of our owned fleet of leased aircraft at September 30, 2014.

Commercial Aerospace Operating Lease Portfolio(1) (dollars in millions)

	September 30, 2014		December 31, 2013
	Net Investment	Number	Net Investment	Number
By Region:
Asia / Pacific	$3,407.5	85	$3,065.1	81
Europe	2,327.6	88	2,408.8	91
U.S. and Canada	1,942.5	59	1,276.5	43
Latin America	1,017.0	38	940.3	38
Africa / Middle East	599.1	15	688.6	17
Total	$9,293.7	285	$8,379.3	270
By Manufacturer:
Airbus	$6,184.0	168	$5,899.1	167
Boeing	2,559.9	98	2,038.7	87
Embraer	521.8	19	441.5	16
Other	28.0	–	–	–
Total	$9,293.7	285	$8,379.3	270
By Body Type(3):
Narrow body	$6,662.9	241	$6,080.6	230
Intermediate	2,601.6	43	2,297.3	39
Regional and other	29.2	1	1.4	1
Total	$9,293.7	285	$8,379.3	270
Number of customers		100		98
Weighted average age of fleet (years)		5		5

(1)	Includes operating lease equipment held for sale.

(2)	Plane count excludes aircraft in which our net investment consists of syndicated financings against multiple aircraft. The net investment associated with such financings was $40 million at September 30, 2014 and $45 million at December 31, 2013.

(3)	Narrow body are single aisle design and consist primarily of Boeing 737 and 757 series, Airbus A320 series, and Embraer E170 and E190 aircraft. Intermediate body are smaller twin aisle design and consist primarily of Boeing 767 series and Airbus A330 series aircraft. Regional and Other includes aircraft and related equipment, such as engines.

Our top five commercial aerospace outstanding exposures totaled $2,602.2 million at September 30, 2014. The largest individual outstanding exposure, which was to a U.S. carrier, totaled $722.0 million at September 30, 2014. See Note 13 — Commitments for additional information regarding commitments to purchase additional aircraft.

68   CIT GROUP INC

Leased Railcars

TIF’s Rail business has a fleet of approximately 119,000 railcars, including approximately 30,000 tank cars, of which approximately 19,000 are used in the transport of crude oil, ethanol and other flammable liquids (collectively, “Flammable Liquids”) in North America. TIF’s fleet of tank cars in Flammable Liquids service is comprised of legacy tank cars used to transport Flammable Liquids, and tank cars meeting the CPC-1232 design standards, which standards were voluntarily adopted by the rail industry in 2011 and include design enhancements intended to improve tank car safety. Of the approximately 19,000 tank cars in our North American fleet currently in Flammable Liquids service, approximately 10,500 were manufactured prior to adoption of the CPC-1232 standard and may be subject to higher costs to retrofit.

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

The NPRM is complex and will require extensive review. In addition, the PHMSA proposed three different options for new tank car standards in the NPRM and raised questions to which public comment and discussion is requested. Until PHMSA and TC release their proposed rules, we will be unable to assess how any final regulations may impact CIT and what changes may be required with respect to our tank cars in Flammable Liquids service, including the scope and cost to CIT of any retrofit program and the timing of required implementation of any retrofitting requirements. Since the average age of our affected fleet is relatively young, we expect to retrofit most, if not all, of our cars pursuant to the regulations and to amortize and recover the cost over the remaining asset life.

OTHER ASSETS / OTHER LIABILITIES

The following tables present components of other assets and other liabilities.

Other Assets (dollars in millions)

	September 30, 2014	December 31, 2013
Deposits on commercial aerospace equipment	$693.0	$831.3
Deferred federal and state tax assets	352.6	40.0
Deferred costs, including debt related costs	153.4	158.5
Furniture and fixtures	127.8	85.3
Fair value of derivative financial instruments	120.8	50.3
Tax receivables, other than income taxes	114.3	132.2
Other(1)	410.5	396.5
Total other assets	$1,972.4	$1,694.1

(1)	Other includes items such as: accrued interest/dividends, fixed assets, prepaid expenses, investments in and receivables from non-consolidated entities, and other miscellaneous assets, none of which are individually in excess of $100 million.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   69

Other Liabilities (dollars in millions)

	September 30, 2014	December 31, 2013
Equipment maintenance deposits	$941.2	$904.2
Accrued expenses and accounts payable	437.4	478.1
Security and other deposits	299.5	227.4
Current taxes payable and deferred taxes	264.4	179.8
Accrued interest payable	179.5	247.1
Valuation adjustment relating to aerospace commitments	117.9	137.5
Other(1)	397.3	490.2
Total other liabilities	$2,637.2	$2,664.3

(1)	Other consist of other taxes, property tax liabilities and other miscellaneous liabilities; none of which are individually in excess of $100 million.

RISK MANAGEMENT

CIT is subject to a variety of risks that may arise through the Company’s business activities, including the following principal forms of risk:

■	Credit risk, which is the risk of loss (including the incurrence of additional expenses) when a borrower does not meet its financial obligations to the Company. Credit risk may arise from lending, leasing, and/or counterparty activities.

■	Asset risk, which is the equipment valuation and residual risk of lease equipment owned by the Company that arises from fluctuations in the supply and demand for the underlying leased equipment. The Company is exposed to the risk that, at the end of the lease term, the value of the asset will be lower than expected, resulting in either reduced future lease income over the remaining life of the asset or a lower sale value.

■	Market risk, which includes interest rate and foreign currency risk. Interest rate risk refers to the impact that fluctuations in interest rates will have on the Company’s NFR and on the market value of the Company’s assets, liabilities and derivatives. Foreign exchange risk refers to the economic impact that fluctuations in exchange rates between currencies will have on the Company’s non-dollar denominated assets and liabilities.

■	Liquidity risk, which is the risk that the Company has an inability to maintain adequate cash resources and funding capacity to meet its obligations, including under liquidity stress scenarios.

■	Legal, regulatory and compliance risk, which is the risk that the Company is not in compliance with applicable laws and regulations, which may result in fines, regulatory criticism or business restrictions, or damage to the Company’s reputation. Following the closing of the OneWest transaction, based on current definitions and requirements at the time of the announcement, CIT will become subject to the enhanced regulatory mandates applicable to bank holding companies with $50 billion or more in total consolidated assets, commonly referred to as systemically important financial institutions, or SIFIs, including but not limited to submitting an annual capital plan, undergoing an annual supervisory stress test and two company-run stress tests, submitting a resolution plan, implementation of an enhanced compliance program under the Volcker Rule, and payment of additional FRB assessments. The date on which CIT becomes subject to each SIFI requirement will vary depending on the terms of the individual regulation.

■	Operational risk, which is the risk of financial loss, damage to the Company’s reputation, or other adverse impacts resulting from inadequate or failed internal processes and systems, people or external events.

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

70   CIT GROUP INC

■	Economic Value of Equity (“EVE”), which measures the net economic value of equity impact by assessing the market value of assets, liabilities and derivatives.

Interest rate risk and sensitivity is influenced primarily by the composition of the balance sheet, driven by the type of products offered (fixed/floating rate loans and deposits), investments, funding and hedging activities. Our assets are primarily comprised of commercial loans, operating leases, cash and investments. We use a variety of funding sources, including retail and brokered CDs, savings accounts, secured and unsecured debt, and equity. Our leasing products are level/fixed payment transactions, whereas the interest rate on a majority of our commercial loan portfolio is based off of a floating rate index such as short-term Libor or Prime. Our investment portfolio, reverse repos and interest bearing deposits (cash) have short duration and reprice frequently. With respect to liabilities, CDs and unsecured debt are fixed rate, secured debt is a mix of fixed and floating rate, and the rates on savings accounts are established based on the market environment and competition. The composition of our assets and liabilities results in a slight net asset-sensitive position at the shorter end of the curve, mostly to moves in LIBOR, whereby our assets will reprice faster than our liabilities.

Deposits continued to grow as a percent of total funding. CIT Bank sources deposits primarily through direct-to-consumer (via the internet) and brokered channels. At September 30, 2014, the Bank had over $14 billion in deposits, more than half of which were obtained through our direct channel while approximately 38% were sourced through brokers with the remainder from institutional and other sources. Fixed rate, term deposits represented over 61% of our deposit portfolio. The deposit rates we offer can be influenced by market conditions and competitive factors. Changes in interest rates can affect our pricing and potentially impact our ability to gather and retain deposits. Rates offered by competitors also can influence our rates and our ability to attract and hold deposits. The majority of the Bank’s deposits are fixed-rate. In a rising rate environment, the Bank may need to increase rates to renew maturing deposits and attract new deposits. Rates on our savings account deposits may fluctuate due to pricing competition and may also move with short-term interest rates, on a lagging basis. In general, retail deposits represent a low-cost source of funds and are less sensitive to interest rate changes than many non-deposit funding sources. Our ability to gather brokered deposits may be more sensitive to rate changes than other types of deposits. We manage this risk by limiting maturity concentration and emphasizing new issuance in long-dated maturities of up to ten years. We regularly stress test the effect of deposit rate changes on our margins and seek to achieve optimal alignment between assets and liabilities from an interest rate risk management perspective.

The table below summarizes the results of simulation modeling produced by our asset/liability management system. The results reflect the percentage change in the EVE and NII Sensitivity over the next twelve months assuming an immediate 100 basis point parallel increase or decrease in interest rates. NII sensitivity is based on a static balance sheet projection.

Change to NII Sensitivity and EVE

	September 30, 2014		December 31, 2013
	+100 bps	–100 bps	+100 bps	–100 bps
NII Sensitivity	6.3%	(1.0)%	6.1%	(0.9)%
EVE	1.8%	(1.6)%	1.8%	(2.0)%

A primary driver of the change in NII Sensitivity was the sale in April 2014 of the student lending business, which had, as of December 31, 2013, a portfolio of $3.4 billion of government-guaranteed student loans and associated $3.3 billion of floating rate debt that was extinguished upon sale. The December 31, 2013 amounts reflect the simulation results on our portfolio at that time, which included the student lending business.

As detailed in the above table, NII sensitivity is positive to an increase in interest rates. This is primarily driven by our cash and investment securities position, and commercial floating rate loan portfolio, which reprice frequently. On a net basis, we have more floating/repricing assets than liabilities in the near term. As a result, our current portfolio is more sensitive to moves in short-term interest rates in the near term. Therefore, our Net Finance Revenue (NFR) may increase if short-term interest rates rise, or decrease if short-term interest rates decline. Market implied forward rates over the subsequent future twelve months are used to determine a base interest rate scenario for the net interest income projection for the base case. This base projection is compared with those calculated under varying interest rate scenarios such as 100 bps parallel rate shift to arrive at NII Sensitivity.

EVE complements net interest income simulation and sensitivity analysis as it estimates risk exposures beyond a twelve month horizon. EVE modeling measures the extent to which the economic value of assets, liabilities and off-balance sheet instruments may change in response to fluctuations in interest rates. EVE is calculated by subjecting the balance sheet to different rate shocks, measuring the net value of assets, liabilities and off-balance sheet instruments, and comparing those amounts with the base case of an unchanged interest rate environment. The duration of our liabilities is greater than that of our assets, in that we have more fixed rate liabilities than assets in the longer term, causing EVE to increase under increasing rates and decrease under decreasing rates. The methodology with which the operating lease assets are assessed in the results table above reflects the existing contractual rental cash flows and the

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

These measurements provide an estimate of our interest rate sensitivity, however, they do not account for potential changes in credit quality, size, and prepayment characteristics of our balance sheet. They also do not account for other business developments that could affect net income, or for management actions that could affect net income or that could be taken to change our risk profile. Accordingly, we can give no assurance that actual results would not differ materially from the estimated outcomes of our simulations. Further, such simulations do not represent our current view of expected future interest rate movements.

FUNDING AND LIQUIDITY

CIT actively manages and monitors its funding and liquidity sources against relevant limits and targets. These sources satisfy funding and other operating obligations, while also providing protection against unforeseen stress events like unanticipated funding obligations, such as customer line draws, or disruptions to capital markets or other funding sources. In addition to its unrestricted cash, short-term investments and portfolio cash inflows, liquidity sources include:

■	a $1.5 billion multi-year committed revolving credit facility, of which $1.4 billion was available at September 30, 2014; and

■	committed securitization facilities and secured bank lines aggregating $4.9 billion, of which $2.4 billion was available at September 30, 2014, provided that eligible assets are available that can be funded through these facilities.

Asset liquidity is further enhanced by our ability to sell or syndicate portfolio assets in secondary markets, which also enables us to manage credit exposure, and to pledge assets to access secured borrowing facilities through the Federal Home Loan Banks (“FHLB”) and FRB.

Cash and investment securities totaled $7.2 billion at September 30, 2014, and were comprised of $6.2 billion of cash, $0.7 billion of securities purchased under resale agreements (“reverse repurchase agreements”) and $0.3 billion of other short-term investment securities, compared to $6.8 billion at June 30, 2014 and $7.3 billion at September 30, 2013. Cash and investment securities at September 30, 2014 consisted of $2.0 billion related to the bank holding company and $3.2 billion at CIT Bank with the remainder comprised of cash at operating subsidiaries and in restricted balances.

During the third quarter, CIT entered into $650 million of reverse repurchase agreements in an effort to improve returns on excess liquidity. These are short-term securities that mature within 91 days, have a weighted average yield of over 50 bps and are secured by the underlying collateral, which is maintained at a third-party custodian. Interest earned on these securities is included in ‘Other interest and dividends’ in the statement of operations.

Reverse repurchase agreements are subject to counterparty credit risk, market risk and operational risk. These risks are reduced but not eliminated through various risk management tools, including the use of collateral and initial margins, daily marking to market, position limits with counterparties and concentration limits for specific securities. See Note 5 — Securities Purchased Under Resale Agreements for further details.

Short-term investment securities at September 30, 2014 consisted of Government Agency bonds that were classified as AFS and had maturity dates of 90 days or less.

72   CIT GROUP INC

The weighted average coupon rates on outstanding deposits and long-term borrowings was 3.16% at September 30, 2014 compared to 3.20% at June 30, 2014 and 3.37% at September 30, 2013. The following table reflects our funding mix:

Funding Mix (dollars in millions)

	September 30, 2014	December 31, 2013
Deposits	43%	40%
Secured	20%	19%
Unsecured	37%	41%

The percentage of secured funding at both September 30, 2014 and December 31, 2013 reflects debt related to the student lending business being reported in discontinued operation (i.e. not part of the funding mix at December 2013), and extinguishment of this debt in April 2014. In the second quarter, the Company restructured two aircraft securitization facilities, which resulted in the extinguishment of $300 million in secured debt, however, in the third quarter, management issued a $640 million aerospace securitization and drew down $540 million on an existing CIT Bank conduit facility. Also in the third quarter, total debt of $487 million was acquired with Direct Capital.

Deposits

We continued to grow deposits during 2014 to fund our bank lending and leasing activities. Deposits totaled $14.5 billion at September 30, 2014, up from $12.5 billion at December 31, 2013 and $11.8 billion at September 30, 2013. The weighted average interest rate on deposits was 1.64% at September 30, 2014, 1.65% at December 31, 2013 and 1.54% at September 30, 2013.

The following table details our deposits by type:

Deposits (dollars in millions)

	September 30, 2014	December 31, 2013
Online deposits	$7,991.6	$6,117.5
Brokered CDs / sweeps	5,494.1	5,365.4
Other(1)	997.5	1,043.6
Total	$14,483.2	$12,526.5

(1)	Other primarily includes a deposit sweep arrangement related to Healthcare Savings Accounts and deposits at our Brazil bank.

Long-term Borrowings – Unsecured

Revolving Credit Facility

There were no outstanding borrowings under the Revolving Credit Facility at September 30, 2014 and December 31, 2013. The amount available to draw upon at September 30, 2014 was approximately $1.4 billion, with the remaining amount of approximately $0.1 billion utilized for issuance of letters of credit.

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

The Revolving Credit Facility is unsecured and is guaranteed by eight of the Company’s domestic operating subsidiaries. The facility was amended to modify the covenant requiring a minimum guarantor asset coverage ratio and the criteria for calculating the ratio. The amended covenant requires a minimum guarantor asset coverage ratio ranging from 1.25:1.0 to the current requirement of 1.5:1.0 depending on the Company’s long-term senior unsecured debt rating. At September 30, 2014, the last reported asset coverage ratio was 2.70x.

Senior Unsecured Notes and Series C Unsecured Notes

At September 30, 2014, we had outstanding $12.2 billion of unsecured notes, down slightly from $12.5 billion at December 31, 2013. On February 19, 2014, CIT issued, at par value, $1 billion aggregate principal amount of senior unsecured notes due 2019 that bear interest at a per annum rate of 3.875%. On April 1, 2014, we repaid $1.3 billion of maturing 5.25% unsecured notes.

See Note 7 — Long-term Borrowings for further detail.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   73

Long-term Borrowings – Secured

Secured borrowings totaled $6.7 billion at September 30, 2014 and $6.0 billion at December 31, 2013, which are secured by $10.7 billion and $9.7 billion of pledged assets at September 30, 2014 and December 31, 2013, respectively. Though up modestly from year end, the balance is up from $5.3 billion at June 30, 2014, primarily reflecting a $640 million aerospace securitization, $540 million draw down on an existing CIT Bank conduit facility and total debt of $487 million acquired with the Direct Capital acquisition.

Direct Capital debt included secured debt in 6 separate facilities representing $581 million in total commitments at the acquisition date. The outstanding balance for these acquired facilities totaled $486 million at the acquisition date consisting of four revolving facilities ($293 million), and two term asset-backed securitization facilities ($193 million).

The September 30, 2014 borrowings include $1.9 billion in CIT Bank, which were secured by $2.4 billion of assets, up from $1.0 billion of pledged assets and $0.8 billion of secured debt at December 31, 2013. Non-bank secured borrowings were $4.8 billion and $5.1 billion at September 30, 2014 and December 31, 2013, respectively, and were secured by assets of $8.4 billion and $8.6 billion, respectively.

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

During the 2014 first quarter, CIT renewed a CAD 250 million committed multi-year conduit facility that allows the Canadian Equipment Finance business to fund both existing assets and new originations at attractive terms. In the second quarter, CIT Bank renewed and extended to 2016 an existing $1 billion committed multi-year equipment finance conduit facility.

The Bank is a member of the FHLB of Seattle and may borrow under a line of credit that is secured by collateral pledged to FHLB Seattle. CIT Bank has $160 million outstanding under the line and $204 million of commercial real estate assets were pledged as collateral at September 30, 2014. A subsidiary of the Bank is a member of FHLB Des Moines and may borrow under lines of credit that are secured by a blanket lien on the subsidiary’s assets and collateral pledged to FHLB Des Moines. At September 30, 2014, $148 million of collateral was pledged and $130 million of advances were outstanding with FHLB Des Moines.

See Note 7 — Long-Term Borrowings for a table displaying our secured financings and pledged assets.

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

At September 30, 2014, a total of $1,699.7 million of pledged assets and $1,238.5 million of secured debt issued to investors were outstanding under the GSI Facilities. Both amounts are up substantially from June 30, 2014, primarily due to the addition of the aerospace securitization. After adjustment to the amount of actual qualifying borrowing base under terms of the GSI Facilities, this secured debt provided for usage of $1,047.4 million of the maximum notional amount of the GSI Facilities. The remaining $1,077.6 million of the maximum notional amount represents the unused portion of the GSI Facilities and constitutes the notional amount of derivative financial instruments. An unsecured counterparty receivable of $580.1 million is owed to CIT from GSI for debt discount, return of collateral posted to GSI and settlements resulting from market value changes to asset- backed securities underlying the structures at September 30, 2014. The counterparty receivable was up from $301.6 million at December 31, 2013 as the proportionate amount of the balance was allocated to discontinued operation, i.e. the former student lending business. Upon sale of the secured assets and repayment of the secured debt, the full capacity of the facility from a presentation perspective, reverted back to the continuing operations.

Based on the Company’s valuation, the liability related to the GSI facilities was $13.4 million at September 30, 2014, compared to zero at June 30, 2014 and $9.7 million at December 31, 2013. The change in value of $13.4 million was recognized as a reduction to Other Income in the third quarter, while the nine month amount was a reduction of $3.7 million.

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

See Note 8 — Derivative Financial Instruments for further information.

74   CIT GROUP INC

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

Our debt ratings at September 30, 2014 as rated by Standard & Poor’s Ratings Services (“S&P”), Moody’s Investors Service (“Moody’s”) and Dominion Bond Rating Service (“DBRS”) are presented in the following table and were unchanged from December 31, 2013.

Debt Ratings as of September 30, 2014

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

Tax Implications of Cash in Foreign Subsidiaries

Cash and short term investments held by foreign subsidiaries, including cash available to the BHC and restricted cash, totaled $1.9 billion at September 30, 2014, up slightly from $1.8 billion at December 31, 2013.

Other than in a limited number of jurisdictions, Management does not intend to indefinitely reinvest foreign earnings.

Contractual Payments and Commitments

The following tables summarize significant contractual payments and contractual commitment expirations at September 30, 2014. Certain amounts in the payments table are not the same as the respective balance sheet totals, because this table is based on contractual amounts and excludes FSA discounts, in order to better reflect projected contractual payments. Likewise, actual cash flows could vary materially from those depicted in the payments table as further explained in the table footnotes.

Payments for the Twelve Months Ended September 30(1) (dollars in millions)

	Total	2015	2016	2017	2018	2019+
Secured borrowings(2)	$6,680.1	$1,745.8	$1,239.9	$954.7	$602.3	$2,137.4
Senior unsecured borrowings	12,251.5	1,500.1	–	3,000.0	2,200.0	5,551.4
Total Long-term borrowings	18,931.6	3,245.9	1,239.9	3,954.7	2,802.3	7,688.8
Deposits	14,484.7	6,693.7	1,721.4	2,172.4	839.9	3,057.3
Credit balances of factoring clients	1,433.2	1,433.2	–	–	–	–
Lease rental expense	170.2	30.9	29.0	25.1	23.1	62.1
Total contractual payments	$35,019.7	$11,403.7	$2,990.3	$6,152.2	$3,665.3	$10,808.2

(1)	Projected payments of debt interest expense and obligations relating to postretirement programs are excluded.

(2)	Includes non-recourse secured borrowings, which are generally repaid in conjunction with the pledged receivable maturities.

The unsecured $1.5 billion principal balance with a coupon rate of 4.75% comes due in February 2015.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   75

Commitment Expiration by Twelve Month Periods Ended September 30 (dollars in millions)

	Total	2015	2016	2017	2018	2019+
Financing commitments	$4,929.9	$1,033.0	$731.6	$918.4	$939.9	$1,307,0
Aerospace equipment purchase commitments(1)	9,592.3	779.6	618.9	850.3	1,716.7	5,626.8
Rail and other equipment purchase commitments	1,075.8	695.1	362.0	18.7	–	–
Letters of credit	401.5	52.2	35.3	57.6	79.5	176.9
Deferred purchase agreements	1,920.2	1,920.2	–	–	–	–
Guarantees, acceptances and other recourse obligations	3.2	3.2	–	–	–	–
Liabilities for unrecognized tax obligations(2)	325.6	280.0	45.6	–	–	–
Total contractual commitments	$18,248.5	$4,763.3	$1,793.4	$1,845.0	$2,736.1	$7,110.7

(1)	Aerospace commitments are net of amounts on deposit with manufacturers. The Company had announced it has entered into memorandums of understanding for 20 Airbus commercial aircraft in July 2014, which are not included in the above table as the contract has not been finalized.

(2)	The balance cannot be estimated past 2016; therefore the remaining balance is reflected in 2016.

Financing commitments increased from $4.3 billion at December 31, 2013 to $4.9 billion at September 30, 2014. These include commitments that have been extended to and accepted by customers or agents, but on which the criteria for funding have not been completed of $789 million at September 30, 2014 and $548 million at December 31, 2013. Also included are credit line agreements to Commercial Services clients that are cancellable by us only after a notice period. The notice period is typically 90 days or less. The amount available under these credit lines, net of amount of receivables assigned to us, were $236 million at September 30, 2014 and $157 million at December 31, 2013.

At September 30, 2014, substantially all our undrawn financing commitments were senior facilities, with approximately 80% secured by equipment or other assets and the remainder comprised of cash flow or enterprise value facilities. Most of our undrawn and available financing commitments are in Corporate Finance. The top ten undrawn commitments totaled $377 million at September 30, 2014.

The table above includes approximately $1.1 billion of undrawn financing commitments at September 30, 2014 and $0.9 billion at December 31, 2013 that were not in compliance with contractual obligations, and therefore CIT does not have the contractual obligation to lend.

CAPITAL

Capital Management

CIT manages capital to ensure it is adequate to support and grow the businesses and return capital to its shareholders. CIT’s capital management is discussed in its Form 10-K for the year ended December 31, 2013.

Return of Capital

In January 2014, the Board of Directors approved the repurchase of up to $307 million of common stock through December 31, 2014, which included the amount that was not used from the 2013 share repurchase. In April 2014, the Board of Directors authorized an additional share repurchase of up to $300 million of common stock through December 31, 2014. On July 22, 2014, the Board of Directors approved an additional repurchase of up to $500 million of common stock through June 30, 2015. Approximately $450 million of the authorized repurchases remained at September 30, 2014.

During the 2014 first quarter, we repurchased over 2.9 million shares at an average price of $46.66 per share, totaling nearly $136 million. During the second quarter, we repurchased over 9.4 million shares at an average price of $44.24 per share, totaling $416 million. During the third quarter we repurchased over 2.2 million of our shares at an average price of $47.31 per share, totaling nearly $106 million, bringing the total repurchases for 2014 to over 14.5 million shares at an average price of $45.20, or an aggregate of approximately $658 million. The repurchases were effected via open market purchases and through plans designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended.

76   CIT GROUP INC

Our 2014 common stock dividends are as follows:

2014 Dividends

Declaration Date	Payment Date	Per Share Dividend
January	February 28, 2014	$0.10
April	May 30, 2014	$0.10
July	August 29, 2014	$0.15
October	November 26, 2014	$0.15

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

Tier 1 Capital and Total Capital Components (dollars in millions)

Tier 1 Capital	September 30, 2014	December 31, 2013
Common stockholders’ equity	$9,005.2	$8,838.8
Effect of certain items in accumulated other comprehensive loss excluded from Tier 1 Capital and qualifying noncontrolling interests	17.8	24.2
Adjusted total equity	9,023.0	8,863.0
Less: Goodwill	(557.3)	(338.3)
Disallowed deferred tax assets	(333.9)	(26.6)
Disallowed intangible assets	(33.5)	(20.3)
Investment in certain subsidiaries	(30.6)	(32.3)
Other Tier 1 components(1)	(6.0)	(6.0)
Tier 1 Capital	8,061.7	8,439.5
Tier 2 Capital
Qualifying reserve for credit losses and other reserves(2)	391.3	383.9
Less: Investment in certain subsidiaries	(30.6)	(32.3)
Other Tier 2 components(3)	–	0.1
Total qualifying capital	$8,422.4	$8,791.2
Risk-weighted assets	$56,212.0	$50,571.2
BHC Ratios
Tier 1 Capital Ratio	14.3%	16.7%
Total Capital Ratio	15.0%	17.4%
Tier 1 Leverage Ratio	18.1%	18.1%
CIT Bank Ratios
Tier 1 Capital Ratio	13.0%	16.8%
Total Capital Ratio	14.3%	18.1%
Tier 1 Leverage Ratio	13.2%	16.9%

(1)	Includes the Tier 1 capital charge for nonfinancial equity investments and the Tier 1 capital deduction for net unrealized losses on available-for-sale marketable securities (net of tax).

(2)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit, and deferred purchase agreements, all of which are recorded in Other Liabilities.

(3)	Banking organizations are permitted to include in Tier 2 Capital up to 45% of net unrealized pre-tax gains on available for sale equity securities with readily determinable fair values.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   77

The change in common stockholders’ equity from December 31, 2013 is primarily driven by Net Income of $879 million, including the benefit of the reversal of the valuation allowance on the U.S. Federal deferred tax asset of $375 million, less the impact of share repurchases, $658 million, and dividends paid, $68 million.

In addition to the changes in common stockholders’ equity, Regulatory Capital is also affected by certain adjustments. During the year the primary changes to these balances included:

■	In the third quarter, we recorded a partial reversal ($375 million) of our U.S. Federal deferred tax asset valuation allowance. This reversal benefited net income and stockholders’ equity but had minimal impact on our regulatory capital ratios as the majority of the deferred tax asset balance is disallowed for regulatory capital purposes.

■	The increase in goodwill and intangible assets of $236 million, due to the acquisitions of Direct Capital in the third quarter and Nacco in the first quarter, also reduced the amount of regulatory capital.

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

The reconciliation of balance sheet assets to risk-weighted assets is presented below:

Risk-Weighted Assets (dollars in millions)

	September 30, 2014	December 31, 2013
Balance sheet assets	$46,481.0	$47,139.0
Risk weighting adjustments to balance sheet assets	(6,989.0)	(10,328.1)
Off balance sheet items	16,720.0	13,760.3
Risk-weighted assets	$56,212.0	$50,571.2

The decline in the balance sheet assets and the risk weighting adjustments primarily reflects the sale of the student loan assets during the 2014 second quarter. The off balance sheet items for the current period primarily reflects commitments to purchase aircraft and railcars ($12.5 billion, which includes 20 Airbus aircraft under July 2014 memorandums of understanding), unused lines of credit ($1.8 billion credit equivalent, largely related to Corporate Finance division) and deferred purchase agreements ($1.9 billion related to Commercial Services division).

Future Regulatory Capital Guidelines

On April 15, 2014, the Basel Committee on Banking Supervision (“BCBS”) released the final standard of its “Supervisory Framework for Measuring and Controlling Large Exposures” (“SFLE”), which will take effect on January 1, 2019, and replace the BCBS 1991 standard on measuring and controlling large exposures. SFLE includes a general limit on all of a bank’s exposures to a single counterparty of 25% of a bank’s Tier 1 Capital. This limit also applies to identified groups of connected counterparties, which are interdependent and likely to fail simultaneously. A tighter limit of 15% of Tier 1 Capital will apply to exposures between banks that have been designated as global systemically important banks (GSIBs).

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

78   CIT GROUP INC

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

At September 30, 2014, CIT’s and the Bank’s capital ratios, as displayed in a prior table, and capital composition exceed the post-transition minimum capital requirements at January 2019. CIT’s capital stock is substantially all Tier 1 Common equity and generally does not include non-qualifying capital instruments subject to transitional deductions. CIT and the Bank are subject to a minimum Tier 1 Leverage ratio of 4% and 5%, respectively. We continue to believe that, as of September 30, 2014, CIT and the Bank would meet all capital requirements under the Basel III Final Rule, including the capital conservation buffer, on a fully phased-in basis as if such requirements were currently effective. As non-advanced approaches banking organizations, CIT and the Bank will not be subject to the Countercyclical Buffer or the supplementary leverage ratio.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   79

Tangible Book Value and Tangible Book Value per Share

Tangible book value represents common equity less goodwill and other intangible assets. A reconciliation of CIT’s total common stockholders’ equity to tangible book value, a non-GAAP measure, follows:

Tangible Book Value and per Share Amounts (dollars in millions, except per share amounts)

	September 30, 2014	December 31, 2013
Total common stockholders’ equity	$9,005.2	$8,838.8
Less: Goodwill	(557.3)	(334.6)
Intangible assets	(33.5)	(20.3)
Tangible book value	$8,414.4	$8,483.9
Book value per share	$49.10	$44.78

Tangible book value per share	$45.87	$42.98

Book value was up as the year-to-date earnings exceeds the impact of share repurchases, the value of which reduces book value while held in treasury. Tangible book value (“TBV”) was down slightly and reflected the reduction for the goodwill recorded with the Direct Capital and Nacco acquisitions. Book value per share increased reflecting the decline in outstanding shares and higher common equity. TBV per share increased, as the decline in outstanding shares offset the slight decrease in TBV.

CIT BANK

The Bank is a state-chartered commercial bank headquartered in Salt Lake City, Utah, that is subject to regulation and examination by the FDIC and the UDFI and is our principal bank subsidiary. The Bank originates and funds lending and leasing activity in the U.S. for CIT’s segments. Asset growth during 2014 reflected solid lending and leasing volume and its third quarter acquisition of Direct Capital, which added approximately $540 million of loans and $487 million of debt. Deposits grew in support of the increased organic business. The Bank’s capital and leverage ratios are included in the tables that follow and while remaining well above required levels, they are down reflecting growth activities, including the impact of goodwill and intangible assets associated with the Direct Capital acquisition.

As detailed in the following Consolidated Balance Sheet table, total assets increased to $20.3 billion, up $4.2 billion from December 31, 2013, related primarily to growth in financing and leasing assets. Cash and deposits with banks was $3.2 billion, up from December 31, 2013, reflecting increased deposits.

Commercial loans totaled $14.7 billion, up from $12.0 billion at December 31, 2013. The increase reflects solid new business activity during 2014 and the addition of $540 million from the third quarter acquisition of Direct Capital. The Bank funded $2.2 billion of new business volume during the third quarter of 2014, up 34% from the year-ago quarter and 8% sequentially. Most of the 2014 third quarter volume, $1.5 billion, related to NACF. Increases in Equipment Finance and Real Estate Finance divisions offset lower Corporate Finance activity. The remaining amount funded aerospace, maritime and rail transactions in TIF. Year-to-date, volume is up 18%. The Bank also expanded its portfolio of operating lease equipment, which totaled nearly $2.0 billion at September 30, 2014 and was comprised primarily of railcars and some aircraft.

CIT Bank deposits were $14.4 billion at September 30, 2014, up from $12.5 billion at December 31, 2013. The weighted average interest rate was 1.57% at September 30, 2014, up slightly from December 31, 2013.

80   CIT GROUP INC

The following presents condensed financial information for CIT Bank.

Condensed Balance Sheets (dollars in millions)

	September 30, 2014	December 31, 2013
ASSETS:
Cash and deposits with banks	$3,216.6	$2,528.6
Investment securities	276.7	234.6
Assets held for sale	81.4	104.5
Commercial loans	14,671.3	12,032.6
Allowance for loan losses	(253.7)	(212.9)
Operating lease equipment, net	1,962.1	1,248.9
Goodwill	159.5	–
Other assets	214.4	195.0
Total Assets	$20,328.3	$16,131.3
LIABILITIES AND EQUITY:
Deposits	$14,432.5	$12,496.2
Long-term borrowings	1,867.6	854.6
Other borrowings	1,000.0	–
Other liabilities	345.6	183.9
Total Liabilities	17,645.7	13,534.7
Total Equity	2,682.6	2,596.6
Total Liabilities and Equity	$20,328.3	$16,131.3
Capital Ratios
Tier 1 Capital Ratio	13.0%	16.8%
Total Capital Ratio	14.3%	18.1%
Tier 1 Leverage ratio	13.2%	16.9%
Financing and Leasing Assets by Segment
North American Commercial Finance	$12,575.0	$10,701.1
Transportation & International Finance	4,139.8	2,606.8
Non-Strategic Portfolios	–	78.1
Total	$16,714.8	$13,386.0

Condensed Statements of Operations (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2014	2014	2013	2014	2013
Interest income	$184.5	$169.8	$142.9	$512.1	$401.5
Interest expense	(65.1)	(55.1)	(42.6)	(171.6)	(124.7)
Net interest revenue	119.4	114.7	100.3	340.5	276.8
Provision for credit losses	(33.6)	(14.6)	(29.7)	(73.0)	(67.8)
Net interest revenue, after credit provision	85.8	100.1	70.6	267.5	209.0
Rental income on operating leases	61.6	53.9	29.1	161.3	75.0
Other income	23.6	23.0	32.8	73.6	90.0
Total net revenue, net of interest expense and credit provision	171.0	177.0	132.5	502.4	374.0
Operating expenses (including maintenance and other operating lease expenses)	(119.5)	(82.5)	(78.9)	(287.4)	(223.6)
Depreciation on operating lease equipment	(24.4)	(22.7)	(12.0)	(65.3)	(29.8)
Income before provision for income taxes	27.1	71.8	41.6	149.7	120.6
Provision for income taxes	(10.6)	(30.4)	(16.5)	(58.8)	(49.5)
Net income	$16.5	$41.4	$25.1	$90.9	$71.1

New business volume – funded	$2,207.4	$2,049.3	$1,651.5	$5,917.1	$5,006.3

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   81

The Bank’s 2014 results benefited from higher earning assets. The Bank’s provision for credit losses for the quarter ended September 30, 2014 reflects higher reserve build, including higher non-specific reserves, primarily due to asset growth including new business through Direct Capital, while credit metrics remain at or near cyclical lows. For the quarter ended September 30, 2014, net charge-offs as a percentage of average finance receivables were 0.30%, compared to 0.19% in the year-ago quarter and 0.21% last quarter.

Other income in 2014 was down from the 2013 periods, reflecting lower fee revenue. Operating expenses increased from the 2013 periods, reflecting the continued growth of both asset and deposits in the Bank, higher corporate expense allocations, the addition of 250 employees in the current quarter associated with the Direct Capital acquisition, and a charge related to the branch initiative.

Net Finance Revenue (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2014	2014	2013	2014	2013
Interest income	$184.5	$169.8	$142.9	$512.1	$401.5
Rental income on operating leases	61.6	53.9	29.1	161.3	75.0
Finance revenue	246.1	223.7	172.0	673.4	476.5
Interest expense	(65.1)	(55.1)	(42.6)	(171.6)	(124.7)
Depreciation on operating lease equipment	(24.4)	(22.7)	(12.0)	(65.3)	(29.8)
Maintenance and other operating lease expenses*	(2.3)	(1.8)	(0.5)	(5.9)	(1.3)
Net finance revenue	$154.3	$144.1	$116.9	$430.6	$320.7

Average Earning Assets (“AEA”)	$16,224.0	$14,792.4	$11,598.1	$14,881.3	$10,549.7
As a % of AEA:
Interest income	4.55%	4.59%	4.93%	4.59%	5.07%
Rental income on operating leases	1.52%	1.46%	1.00%	1.45%	0.95%
Finance revenue	6.07%	6.05%	5.93%	6.04%	6.02%
Interest expense	(1.61)%	(1.49)%	(1.47)%	(1.54)%	(1.58)%
Depreciation on operating lease equipment	(0.60)%	(0.61)%	(0.41)%	(0.59)%	(0.38)%
Maintenance and other operating lease expenses*	(0.06)%	(0.05)%	(0.02)%	(0.05)%	(0.02)%
Net finance revenue	3.80%	3.90%	4.03%	3.86%	4.04%

*	Amounts included in CIT Bank operating expenses.

NFR and NFM are key metrics used by management to measure the profitability of our lending and leasing assets. NFR includes interest and fee income on our loans and capital leases, interest and dividend income on cash and investments, rental revenue from our leased equipment, depreciation and maintenance and other operating lease expenses, as well as funding costs. Since our asset composition includes an increasing level of operating lease equipment (12% of AEA for the quarter ended September 30, 2014), NFM is a more appropriate metric for the Bank than net interest margin (“NIM”) (a common metric used by other banks), as NIM does not fully reflect the earnings of our portfolio because it includes the impact of debt costs on all our assets but excludes the net revenue (rental income less depreciation and maintenance and other operating lease expenses) from operating leases.

NFR and AEA increased on asset growth. NFM is down from the prior periods reflecting some pressure on loan yields, while higher funding costs impacted the current quarter reflecting the added debt. During 2014, the Bank grew its operating lease portfolio, by adding aircraft and railcars which contributed net operating lease revenue of $35 million, up from $17 million in the year-ago quarter and $29 million in the prior quarter. Year-to-date, net operating lease revenue totaled $90 million, up from $44 million in 2013.

82   CIT GROUP INC

SELECT DATA AND AVERAGE BALANCES

The following table sets forth selected consolidated financial information regarding our results of operations, balance sheets and certain ratios.

Select Data (dollars in millions)

	At or for the Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2014	2014	2013	2014	2013
Select Statement of Operations Data
Net interest revenue	$33.1	$47.6	$49.7	$111.0	$154.6
Provision for credit losses	(38.2)	(10.2)	(16.4)	(85.1)	(50.5)
Total non-interest income	559.2	613.3	577.4	1,735.5	1,687.3
Total other expenses	437.4	431.7	404.4	1,303.0	1,211.0
Income from continuing operations	515.4	195.2	192.9	825.5	521.4
Net income	514.9	246.9	199.6	879.0	545.8
Per Common Share Data
Diluted income per common share from continuing operations	$2.76	$1.02	$0.96	$4.31	$2.58
Diluted income per common share	$2.76	$1.29	$0.99	$4.59	$2.70
Book value per common share	$49.10	$46.42	$44.16
Tangible book value per common share	$45.87	$44.16	$42.36
Dividends declared per common share	$0.15	$0.10	$–	$0.35	$–
Performance Ratios
Return on average common stockholders’ equity	23.6%	9.0%	8.8%	12.6%	8.1%
Net finance revenue as a percentage of average earning assets	4.26%	4.35%	4.56%	4.22%	4.74%
Return on average total assets	4.54%	1.75%	1.86%	2.46%	1.70%
Total ending equity to total ending assets	19.4%	19.5%	19.2%
Balance Sheet Data
Loans including receivables pledged	$19,785.8	18,604.4	18,371.0
Allowance for loan losses	(357.7)	(341.0)	(356.1)
Operating lease equipment, net	15,183.8	14,788.3	12,577.1
Goodwill	557.3	403.1	338.3
Total cash and short-term investments	6,543.5	6,771.9	7,296.1
Assets of discontinued operation	–	1.0	3,888.3
Total assets	46,481.0	44,152.7	46,224.0
Deposits	14,483.2	13,939.0	11,806.1
Total long-term borrowings	18,923.4	17,545.5	18,041.2
Liabilities of discontinued operation	–	0.9	3,362.9
Total common stockholders’ equity	9,005.2	8,617.6	8,845.0
Credit Quality
Non-accrual loans as a percentage of finance receivables	1.02%	1.02%	1.41%
Net charge-offs as a percentage of average finance receivables	0.39%	0.45%	0.59%	0.53%	0.48%
Allowance for loan losses as a percentage of finance receivables	1.81%	1.83%	1.94%
Financial Ratios
Tier 1 Capital Ratio	14.3%	16.0%	16.7%
Total Capital Ratio	15.0%	16.7%	17.4%

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   83

Quarterly Average Balances(1) and Associated Income (dollars in millions)

	September 30, 2014			June 30, 2014			September 30, 2013
	Average Balance	Revenue / Expense	Average Rate (%)	Average Balance	Revenue / Expense	Average Rate (%)	Average Balance	Revenue / Expense	Average Rate (%)
Interest bearing deposits	$5,517.4	$4.4	0.32%	$4,620.9	$4.5	0.39%	$5,188.7	$4.0	0.31%
Securities purchased under agreements to resell(6)	275.0	0.4	0.58%	–	–	–	–	–	–
Investments	860.9	3.6	1.67%	2,035.8	3.9	0.77%	2,041.3	2.8	0.55%
Loans (including held for sale)(2)(3)
U.S.(2)	17,002.0	229.2	5.85%	16,339.2	226.9	6.03%	14,943.2	209.6	6.13%
Non-U.S.	3,186.7	70.7	8.87%	3,510.0	74.5	8.49%	4,189.3	90.0	8.59%
Total loans(2)	20,188.7	299.9	6.36%	19,849.2	301.4	6.50%	19,132.5	299.6	6.71%
Total interest earning assets / interest income(2)(3)	26,842.0	308.3	4.83%	26,505.9	309.8	4.92%	26,362.5	306.4	4.88%
Operating lease equipment, net (including held for sale)(4)
U.S.(4)	7,959.1	176.2	8.86%	7,741.5	172.5	8.91%	6,497.9	148.2	9.12%
Non-U.S.(4)	7,219.3	155.9	8.64%	6,921.8	140.8	8.14%	6,155.1	149.1	9.69%
Total operating lease equipment, net(4)	15,178.4	332.1	8.75%	14,663.3	313.3	8.55%	12,653.0	297.3	9.40%
Total earning assets(2)	42,020.4	$640.4	6.29%	41,169.2	$623.1	6.25%	39,015.5	$603.7	6.40%
Non-interest earning assets
Cash and due from banks	968.1			1,213.1			672.8
Allowance for loan losses	(345.3)			(350.4)			(363.4)
All other non-interest earning assets	2,768.3			2,546.5			2,216.9
Assets of discontinued operation	0.2			931.2			3,940.1
Total Average Assets	$45,411.7			$45,509.6			$45,481.9
Borrowings
Deposits	$14,223.6	$59.2	1.66%	$13,608.5	$56.1	1.65%	$11,501.4	$44.3	1.54%
Long-term borrowings(5)	18,430.3	216.0	4.69%	18,226.2	206.1	4.52%	17,808.3	212.4	4.77%
Total interest-bearing liabilities	32,653.9	$275.2	3.37%	31,834.7	$262.2	3.29%	29,309.7	256.7	3.50%
Credit balances of factoring clients	1,327.1			1,301.7			1,264.8
Other non-interest bearing liabilities	2,674.4			2,863.2			2,699.6
Liabilities of discontinued operation	0.2			793.9			3,418.1
Noncontrolling interests	9.9			8.4			9.8
Stockholders’ equity	8,746.2			8,707.7			8,779.9
Total Average Liabilities and Stockholders’ Equity	$45,411.7			$45,509.6			$45,481.9
Net revenue spread			2.92%			2.96%			2.90%
Impact of non-interest bearing sources			0.67%			0.66%			0.78%
Net revenue/yield on earning assets(2)		$365.2	3.59%		$360.9	3.62%		$347.0	3.68%

(1)	The average balances presented are derived based on month end balances during the year. Tax exempt income was not significant in any of the periods presented. Average rates are impacted by FSA accretion and amortization.

(2)	The rate presented is calculated net of average credit balances for factoring clients.

(3)	Non-accrual loans and related income are included in the respective categories.

(4)	Operating lease rental income is a significant source of revenue; therefore, we have presented the rental revenues net of depreciation and net of Maintenance and other operating lease expenses.

(5)	Interest and average rates include FSA accretion, including amounts accelerated due to redemptions or extinguishments, and accelerated original issue discount on debt extinguishment related to the GSI facility.

(6)	The weighted average rate for the Securities purchased under agreements to resell is approximately 0.50% for the quarter ended September 30, 2014 based on interest income and average balances in whole dollars.

84   CIT GROUP INC

Year to Date Average Balances(1) and Associated Income (dollars in millions)

	September 30, 2014			September 30, 2013
	Average Balance	Revenue / Expense	Average Rate (%)	Average Balance	Revenue / Expense	Average Rate (%)
Interest bearing deposits	$5,138.7	$13.5	0.35%	$5,478.3	$11.8	0.29%
Securities purchased under agreements to resell	110.0	0.4	0.48%	–	–	–
Investments	1,850.8	11.7	0.84%	1,766.1	8.5	0.64%
Loans (including held for sale)(2)(3)
U.S.(2)	16,430.3	670.5	5.91%	14,384.9	644.8	6.53%
Non-U.S.	3,471.3	224.2	8.61%	4,182.7	282.9	9.02%
Total loans(2)	19,901.6	894.7	6.42%	18,567.6	927.7	7.13%
Total interest earning assets / interest income(2)(3)	27,001.1	920.3	4.78%	25,812.0	948.0	5.14%
Operating lease equipment, net (including held for sale)(4)
U.S.(4)	7,678.0	504.9	8.77%	6,443.1	452.4	9.36%
Non-U.S.(4)	6,895.0	432.0	8.35%	6,253.7	456.0	9.72%
Total operating lease equipment, net(4)	14,573.0	936.9	8.57%	12,696.8	908.4	9.54%
Total earning assets(2)	41,574.1	$1,857.2	6.15%	38,508.8	$1,856.4	6.64%
Non-interest earning assets
Cash and due from banks	974.5			466.4
Allowance for loan losses	(352.0)			(371.7)
All other non-interest earning assets	2,577.2			2,200.5
Assets of discontinued operation	1,517.3			4,059.6
Total Average Assets	$46,291.1			$44,863.6
Borrowings
Deposits	$13,544.9	$167.2	1.65%	$10,897.0	$131.4	1.61%
Long-term borrowings(5)	18,566.0	642.1	4.61%	17,967.5	662.0	4.91%
Total interest-bearing liabilities	32,110.9	$809.3	3.36%	28,864.5	$793.4	3.66%
Credit balances of factoring clients	1,311.0			1,225.4
Other non-interest bearing liabilities	2,799.5			2,639.6
Liabilities of discontinued operation	1,296.4			3,519.4
Noncontrolling interests	10.0			8.7
Stockholders’ equity	8,763.3			8,606.0
Total Average Liabilities and Stockholders’ Equity	$46,291.1			$44,863.6
Net revenue spread			2.79%			2.98%
Impact of non-interest bearing sources			0.68%			0.82%
Net revenue/yield on earning assets(2)		$1,047.9	3.47%		$1,063.0	3.80%

(1)	The average balances presented are derived based on month end balances during the year. Tax exempt income was not significant in any of the years presented. Average rates are impacted by FSA accretion and amortization.

(2)	The rate presented is calculated net of average credit balances for factoring clients.

(3)	Non-accrual loans and related income are included in the respective categories.

(4)	Operating lease rental income is a significant source of revenue; therefore, we have presented the rental revenues net of depreciation and net of Maintenance and other operating lease expenses.

(5)	Interest and average rates include FSA accretion, including amounts accelerated due to redemptions or extinguishments, and accelerated original issue discount on debt extinguishment related to the GSI facility.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   85

Interest income on interest bearing deposits, securities purchased under agreements to resell and investment securities was not significant in any of the quarters presented. Average quarterly interest bearing deposits was up for the September 30, 2014 quarter, while year-to-date, the average was down reflecting the investment of cash in investment securities to earn a higher yield. Investments are typically a combination of high quality debt, primarily U.S. Treasury securities, U.S. Government Agency securities, and supranational and foreign government securities that typically mature in 91 days or less. Investments were down sequentially, reflecting maturities, and the subsequent usage of the proceeds to repay maturing debt. The sequential quarterly increase in average rate for investments reflects a reduction in lower-yielding investments, such as U.S. Treasuries.

Average rates on loans and operating lease equipment decreased from the year-ago quarter and year-to-date, as compression on portfolio yields across many of our businesses, sales of higher-yielding portfolios last year, suspended depreciation in the prior year, lower yield-related fees and lower FSA accretion offset the higher level of earning assets.

Net operating lease revenue was primarily generated from the commercial aircraft and rail portfolios. Net operating lease revenue increased, as the benefit of increased assets from the growing aerospace and rail portfolios offset lower rental rates, and also when compared to the 2013 periods, higher depreciation expense and increased maintenance and other operating lease expenses. Rental income increased from the year-ago periods as did depreciation expense, reflecting the growing portfolio. Depreciation expense also includes amounts related to equipment impairments, of which the 2014 second quarter included a modest charge. The increase from 2013 in maintenance and other operating lease expenses reflects the growing rail portfolio. On average, lease renewal rates in the rail portfolio were re-pricing slightly higher, while the commercial aircraft portfolio has been re-pricing slightly lower, putting pressure on overall rental revenue, compared to the 2013 periods. These factors are also reflected in the net operating lease revenue as a percent of AOL. The sequential trends reflects higher AOL and slightly lower maintenance and operating lease expenses. The 2014 first quarter European rail acquisition also impacted net yields, as the acquired portfolio’s net yields were lower.

Interest expense increased from the 2013 periods, primarily due to higher deposit balances, commensurate with asset growth. Sequentially, the increase also reflects higher debt balances associated with the Direct Capital acquisition, while the 2014 second quarter had a net benefit of $7 million of debt FSA and OID accretion. At September 30, 2014, the remaining FSA discount on long-term borrowings and deposits is not significant, approximately $7 million.

The weighted average coupon rate of outstanding deposits and long-term borrowings was 3.16% at September 30, 2014, down from 3.20% at June 30, 2014 and 3.37% at September 30, 2013, benefiting from a continued high proportion of deposit funding and an increase in proportion of secured debt. Deposits represented 43% of the total deposits and long-term borrowings at September 30, 2014, while unsecured debt was 37% and secured debt was 20%. These proportions will fluctuate in the future depending upon our capital markets activities.

The weighted average coupon rate of long-term borrowings at September 30, 2014 was 4.32%, down from 4.44% at June 30, 2014 and 4.57% at September 30, 2013. Long-term borrowings consist of unsecured and secured debt. The weighted average coupon rate of unsecured long-term borrowings at September 30, 2014 was 4.99%, unchanged from June 30, 2014 and down from 5.11% at September 30, 2013. The weighted average coupon rate of secured long-term borrowings at September 30, 2014 was 3.11%, down from 3.17% at June 30, 2014 and 3.35% at September 30, 2013.

Deposits have increased, both in dollars and proportion of total CIT funding. The weighted average rate of total CIT deposits was 1.64%, unchanged from June 30, 2014 and up from 1.54% at September 30, 2014. Deposits and long-term borrowings are also discussed in Funding and Liquidity.

86   CIT GROUP INC

The average long-term borrowings balances presented below were derived based on daily balances and the average rates are based on a 30 days per month day count convention. The average rates include FSA accretion, including amounts accelerated due to redemptions or extinguishments and prepayment costs.

Average Daily Long-term Borrowings Balances and Rates (dollars in millions)

	Quarters Ended
	September 30, 2014			June 30, 2014			September 30, 2013
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Revolving Credit Facility(1)	$–	$3.3	–	$–	$3.2	–	$–	$3.9	–
Senior Unsecured Notes	12,232.1	156.0	5.10%	12,231.9	156.3	5.11%	12,283.8	160.6	5.23%
Secured borrowings	6,400.5	56.7	3.54%	5,686.2	46.6	3.28%	5,618.3	47.9	3.41%
Long-term Borrowings	$18,632.6	$216.0	4.64%	$17,918.1	$206.1	4.60%	$17,902.1	$212.4	4.75%

	Nine Months Ended
	September 30, 2014			September 30, 2013
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Revolving Credit Facility(1)	$–	$10.8	–	$–	$11.9	–
Senior Unsecured Notes	12,487.5	481.0	5.14%	11,965.4	496.0	5.53%
Secured borrowings	6,049.0	150.3	3.31%	6,015.1	154.1	3.42%
Long-term Borrowings	$18,536.5	$642.1	4.62%	$17,980.5	$662.0	4.91%

(1)	Interest expense and average rate includes Facility commitment fees and amortization of Facility deal costs.

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

Except as discussed in “Income Taxes” and in Note 11 — Income Taxes of Item 1. Consolidated Financial Statements relating to the partial reversal of the U.S. federal deferred tax asset valuation allowance, there have been no significant changes to the methodologies and processes used in developing estimates relating to these items from those described in our 2013 Annual Report on Form 10-K.

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

Total Net Revenues(1) and Net Operating Lease Revenues(2) (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2014	2014	2013	2014	2013
Total Net Revenue
Interest income	$308.3	$309.8	$306.4	$920.3	$948.0
Rental income on operating leases	535.0	519.6	472.9	1,546.5	1,433.6
Finance revenue	843.3	829.4	779.3	2,466.8	2,381.6
Interest expense	(275.2)	(262.2)	(256.7)	(809.3)	(793.4)
Depreciation on operating lease equipment	(156.4)	(157.3)	(134.2)	(462.5)	(401.1)
Maintenance and other operating lease expenses	(46.5)	(49.0)	(41.4)	(147.1)	(124.1)
Net finance revenue (NFR)	365.2	360.9	347.0	1,047.9	1,063.0
Other income	24.2	93.7	104.5	189.0	253.7
Total net revenues	$389.4	$454.6	$451.5	$1,236.9	$1,316.7
Net Operating Lease Revenue
Rental income on operating leases	$535.0	$519.6	$472.9	$1,546.5	$1,433.6
Depreciation on operating lease equipment	(156.4)	(157.3)	(134.2)	(462.5)	(401.1)
Maintenance and other operating lease expenses	(46.5)	(49.0)	(41.4)	(147.1)	(124.1)
Net operating lease revenue	$332.1	$313.3	$297.3	$936.9	$908.4

Adjusted NFR ($) and NFM (%) (dollars in millions)

	Quarters Ended
	September 30, 2014		June 30, 2014		September 30, 2013
NFR / NFM	$365.2	4.26%	$360.9	4.35%	$347.0	4.56%
Accelerated FSA net discount/(premium) on debt extinguishments and repurchases	–	–	34.7	0.42%	–	–
Accelerated OID on debt extinguishments related to the GSI facility	–	–	(42.0)	(0.51)%	–	–
Adjusted NFR / NFM	$365.2	4.26%	$353.6	4.26%	$347.0	4.56%

	Nine Months Ended September 30,
	2014		2013
NFR / NFM	$1,047.9	4.22%	$1,063.0	4.74%
Accelerated FSA net discount/(premium) on debt extinguishments and repurchases	34.7	0.14%	24.8	0.11%
Accelerated OID on debt extinguishments related to the GSI facility	(42.0)	(0.17)%	–	–
Adjusted NFR / NFM	$1,040.6	4.19%	$1,087.8	4.85%

The accelerated debt FSA accretion and accelerated OID on debt extinguishment related to the GSI facility (“accelerated OID accretion”), when discussed in combination, is referred to as “accelerated debt FSA and OID accretion”.

88   CIT GROUP INC

Operating Expenses Excluding Restructuring Costs(3) (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2014	2014	2013	2014	2013
Operating expenses	$(234.5)	$(225.0)	$(228.8)	$(693.0)	$(685.8)
Provision for severance and facilities exiting activities	9.2	5.6	3.2	24.7	18.4
Operating expenses excluding restructuring costs	$(225.3)	$(219.4)	$(225.6)	$(668.3)	$(667.4)

Earning Assets(4) (dollars in millions)

	September 30, 2014	December 31, 2013	September 30, 2013
Loans	$19,785.8	$18,629.2	$18,371.0
Operating lease equipment, net	15,183.8	13,035.4	12,577.1
Assets held for sale	1,102.7	1,003.4	1,122.2
Credit balances of factoring clients	(1,433.2)	(1,336.1)	(1,278.4)
Total earning assets	$34,639.1	$31,331.9	$30,791.9

Continuing Operations Total Assets(5) (dollars in millions)

	September 30, 2014	June 30, 2014	December 31, 2013	September 30, 2013
Total Assets	$46,481.0	$44,152.7	$47,139.0	$46,224.0
Assets of discontinued operation	–	(1.0)	(3,821.4)	(3,888.3)
Continuing operations total assets	$46,481.0	$44,151.7	$43,317.6	$42,335.7

Tangible Book Value(6) (dollars in millions)

	September 30, 2014	December 31, 2013	September 30, 2013
Total common stockholders’ equity	$9,005.2	$8,838.8	$8,845.0
Less: Goodwill	(557.3)	(334.6)	(338.3)
Intangible assets	(33.5)	(20.3)	(22.4)
Tangible book value	$8,414.4	$8,483.9	$8,484.3

(1)	Total net revenues is a non-GAAP measure that represents the combination of net finance revenue and other income and is an aggregation of all sources of revenue for the Company. Total net revenues is used by management to monitor business performance. Given our asset composition includes a high level of operating lease equipment, NFM is a more appropriate metric than net interest margin (“NIM”) (a common metric used by other bank holding companies), as NIM does not fully reflect the earnings of our portfolio because it includes the impact of debt costs of all our assets but excludes the net revenue (rental revenue less depreciation and maintenance and other operating lease expenses) from operating leases.

(2)	Net operating lease revenue is a non-GAAP measure that represents the combination of rental income on operating leases less depreciation on operating lease equipment and maintenance and other operating lease expenses. Net operating lease revenues is used by management to monitor portfolio performance.

(3)	Operating expenses excluding restructuring costs is a non-GAAP measure used by management to compare period over period expenses.

(4)	Earning assets is a non-GAAP measure and are utilized in certain revenue and earnings ratios. Earning assets are net of credit balances of factoring clients. This net amount represents the amounts we fund.

(5)	Continuing operations total assets is a non-GAAP measure, which management uses for analytical purposes to compare balance sheet assets on a consistent basis.

(6)	Tangible book value is a non-GAAP measure, which represents an adjusted common shareholders’ equity balance that has been reduced by goodwill and intangible assets. Tangible book value is used to compute a per common share amount, which is used to evaluate our use of equity.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   89

FORWARD-LOOKING STATEMENTS

Certain statements contained in this document are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All statements contained herein that are not clearly historical in nature are forward-looking and the words “anticipate,” “believe,” “could,” “expect,” “estimate,” “forecast,” “intend,” “plan,” “potential,” “project,” “target” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to known and unknown risks, uncertainties and contingencies. Forward-looking statements are included, for example, in the discussions about:

■	our liquidity risk and capital management, including our capital plan, leverage, capital ratios, and credit ratings, our liquidity plan, and our plans and the potential transactions designed to enhance our liquidity and capital, and for a return of capital,

■	our plans to change our funding mix and to access new sources of funding to broaden our use of deposit taking capabilities,

■	our credit risk management and credit quality,

■	our asset/liability risk management,

■	our funding, borrowing costs and net finance revenue,

■	our operational risks, including success of systems enhancements and expansion of risk management and control functions,

■	our mix of portfolio asset classes, including growth initiatives, new business initiatives, new products, acquisitions and divestitures, new business and customer retention,

■	legal risks, including related to the enforceability of our agreements and to changes in laws and regulations,

■	our growth rates,

■	our commitments to extend credit or purchase equipment, and

■	how we may be affected by legal proceedings.

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

Therefore, actual results may differ materially from those expressed or implied in those statements. Factors, in addition to those disclosed in “Risk Factors”, that could cause such differences include, but are not limited to:

■	capital markets liquidity,

■	risks of and/or actual economic slowdown, downturn or recession,

■	industry cycles and trends,

■	uncertainties associated with risk management, including credit, prepayment, asset/liability, interest rate and currency risks,

■	adequacy of reserves for credit losses,

■	risks inherent in changes in market interest rates and quality spreads,

■	funding opportunities, deposit taking capabilities and borrowing costs,

■	conditions and/or changes in funding markets and our access to such markets, including secured and unsecured term debt and the asset-backed securitization markets,

■	risks of implementing new processes, procedures, and systems,

■	risks associated with the value and recoverability of leased equipment and lease residual values,

■	risks of achieving the projected revenue growth from new business initiatives or the projected expense reductions from efficiency improvements,

■	application of fair value accounting in volatile markets,

■	application of goodwill accounting in a recessionary economy,

■	changes in laws or regulations governing our business and operations, or affecting our assets, including our operating lease equipment

■	changes in competitive factors,

■	demographic trends,

■	customer retention rates,

■	future acquisitions and dispositions of businesses or asset portfolios, and

■	regulatory changes and/or developments.

Any or all of our forward-looking statements here or in other publications may turn out to be wrong, and there are no guarantees about our performance. We do not assume the obligation to update any forward-looking statement for any reason.

90   CIT GROUP INC

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2014. Based on such evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective.

(b) Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 4.  Controls and Procedures  91

Part Two—Other Information

ITEM 1.  Legal Proceedings

CIT is currently involved, and from time to time in the future may be involved, in a number of judicial, regulatory, and arbitration proceedings relating to matters that arise in connection with the conduct of its business (collectively, “Litigation”), certain of which Litigation matters are described in Note 14 – Contingencies of Item 1. Consolidated Financial Statements. In view of the inherent difficulty of predicting the outcome of Litigation matters, particularly when such matters are in their early stages or where the claimants seek indeterminate damages, CIT cannot state with confidence what the eventual outcome of the pending Litigation will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines, or penalties related to each pending matter may be, if any. In accordance with applicable accounting guidance, CIT establishes reserves for Litigation when those matters present loss contingencies as to which it is both probable that a loss will occur and the amount of such loss can be reasonably estimated. Based on currently available information, CIT believes that the results of Litigation that is currently pending, taken together, will not have a material adverse effect on the Company’s financial condition, but may be material to the Company’s operating results or cash flows for any particular period, depending in part on its operating results for that period. The actual results of resolving such matters may be substantially higher than the amounts reserved.

For more information about pending legal proceedings, including an estimate of certain reasonably possible losses in excess of reserved amounts, see Note 14 – Contingencies of Item 1. Consolidated Financial Statements.

ITEM 1A.  Risk Factors

For a discussion of certain risk factors affecting CIT, see Part I, Item 1A: Risk Factors, of CIT’s 2013 Annual Report on Form 10-K, and Forward-Looking Statements of this Form 10-Q.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information related to purchases by the Company of its common shares.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Total Dollar Amount Purchased Under the Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
				(dollars in millions)	(dollars in millions)
2013(1)			4,006,941	$193.4	$–
First Quarter Purchases(2)			2,905,348	$135.6
Second Quarter Purchases(2)			9,409,798	$416.3
Third Quarter Purchases(2)(3):
July 1–31, 2014	–	$–	–	$–
August 1–31, 2014	717,716	$47.89	717,716	34.4
September 1–30, 2014	1,520,431	$47.04	1,520,431	71.5
	2,238,147	$47.31	2,238,147	$105.9
September 30, 2014(3)			14,553,293	$657.8	$449.2

(1)	Shares repurchases were subject to a $200 million total that expired on December 31, 2013.

(2)	Shares repurchases are subject to a $607 million total that expires on December 31, 2014.

(3)	Remaining share repurchases are subject to a $500 million total that expires on June 30, 2015.

92   CIT GROUP INC

In January 2014, the Board of Directors approved the repurchase of up to $307 million of common stock through December 31, 2014, which included the amount that was not used from the 2013 share repurchase. In April 2014, the Board of Directors authorized an additional share repurchase of up to $300 million of common stock through December 31, 2014. On July 22, 2014, the Board of Directors approved an additional repurchase of up to $500 million of common stock through June 30, 2015.

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

Item 6.  Exhibits  93

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

94   CIT GROUP INC

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

Item 6.  Exhibits  95

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

96   CIT GROUP INC

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

10.33*	Extension to Term of Employment Agreement, dated January 2, 2014, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.33 to Form 10-Q filed August 6, 2014).

12.1	CIT Group Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges.

Item 6.  Exhibits  97

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

101.INS
XBRL Instance Document (Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Comprehensive Income (Loss), (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

November 7, 2014	CIT GROUP INC.

/s/ Scott T. Parker
Scott T. Parker
Executive Vice President and Chief Financial Officer

/s/ E. Carol Hayles
E. Carol Hayles
Executive Vice President and Controller

       99