Form 10-K
period 2014-12-31
CIT GROUP INC
filed 2015-02-20
CIK 1171825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

|X|	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2014	or	| |	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-31369

CIT GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-1051192 (IRS Employer Identification No.)

11 West 42nd Street, New York, New York (Address of Registrant’s principal executive offices)	10036 (Zip Code)

(212) 461-5200 Registrant’s telephone number including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $0.01 per share	Name of each exchange on which registered New York Stock Exchange

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

At February 6, 2015, there were 175,995,263 shares of CIT’s common stock, par value $0.01 per share, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes |  | No |X|

The aggregate market value of voting common stock held by non-affiliates of the registrant, based on the New York Stock Exchange Composite Transaction closing price of Common Stock ($45.76 per share, 184,891,451 shares of common stock outstanding), which occurred on June 30, 2014, was $8,460,632,798. For purposes of this computation, all officers and directors of the registrant are deemed to be affiliates. Such determination shall not be deemed an admission that such officers and directors are, in fact, affiliates of the registrant.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes |X| No |  |

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III hereof to the extent described herein.

CIT ANNUAL REPORT 2014    1

2    CIT ANNUAL REPORT 2014

PART ONE

Item 1: Business Overview

BUSINESS DESCRIPTION

CIT Group Inc., together with its subsidiaries (“we”, “our”, “CIT” or the “Company”) has provided financial solutions to its clients since its formation in 1908. We provide financing, leasing and advisory services principally to middle market companies in a wide variety of industries primarily in North America, and equipment financing and leasing solutions to the transportation industry worldwide. We had over $35 billion of financing and leasing assets at December 31, 2014. CIT became a bank holding company (“BHC”) in December 2008 and a financial holding company (“FHC”) in July 2013.

CIT is regulated by the Board of Governors of the Federal Reserve System (“FRB”) and the Federal Reserve Bank of New York (“FRBNY”) under the U.S. Bank Holding Company Act of 1956 (“BHC Act”). CIT Bank (the “Bank”), a wholly-owned subsidiary, is a Utah state-chartered bank located in Salt Lake City, UT that offers commercial financing and leasing products, as well as a suite of savings options, and is subject to regulation by the Federal Depository Insurance Corporation (“FDIC”) and the Utah Department of Financial Institutions (“UDFI”). As of December 31, 2014, over 48% of CIT’s financing and leasing assets were in the Bank and essentially all new U.S. business volume is being originated by the Bank.

Each business has industry alignment and focuses on specific sectors, products and markets, with portfolios diversified by client and geography. Our principal product and service offerings include:

Products and Services
• Account receivables collection	• Enterprise value and cash flow loans
• Acquisition and expansion financing	• Factoring services
• Asset management and servicing	• Financial risk management
• Asset-based loans	• Import and export financing
• Credit protection	• Insurance services
• Debt restructuring	• Equipment leases
• Debt underwriting and syndication	• Letters of credit / trade acceptances
• Debtor-in-possession / turnaround financing	• Mergers and acquisition advisory services (“M&A”)
• Deposits	• Secured lines of credit

We source business through marketing efforts directly to borrowers, lessees, manufacturers, vendors and distributors, and through referral sources and other intermediaries. We also buy participations in syndications of loans and lines of credit and periodically purchase finance receivables on a whole-loan basis.

We generate revenue by earning interest on loans and investments, collecting rentals on equipment we lease, and earning commissions, fees and other income for services we provide. We syndicate and sell certain finance receivables and equipment to leverage our origination capabilities, reduce concentrations and manage our balance sheet.

We set underwriting standards for each division and employ portfolio risk management models to achieve desired portfolio demographics. Our collection and servicing operations are organized by business and geography in order to provide efficient client interfaces and uniform customer experiences.

PENDING ACQUISITION

On July 22, 2014, we announced that we had entered into a definitive agreement and plan of merger to acquire IMB Holdco LLC, the parent company of OneWest Bank, N.A. (“OneWest Bank”) for approximately $3.4 billion (the “OneWest Transaction”), subject to the terms and conditions set forth in the merger agreement. The consideration paid will be based upon certain capital levels derived from OneWest Bank’s audited June 30, 2014 balance sheet, and is expected to approximate $2 billion in cash and 31.3 million shares of CIT Group Inc. common stock, which had a value of $1.4 billion at the time of the announcement, but will vary depending upon the share price at the time of closing. As part of the OneWest Transaction, CIT Bank, CIT’s banking subsidiary, will merge with and into OneWest Bank under the “CIT Bank, National Association” name. IMB Holdco is regulated by the FRB and OneWest Bank is regulated by the Office of the Comptroller of the Currency, U.S. Department of the Treasury (“OCC”). The OneWest Transaction is subject to certain customary closing conditions and regulatory approval by the FRB and the OCC, but not a shareholder vote. On February 6, 2015, the FRB and the OCC announced a joint public meeting on the OneWest Transaction, which will be held on February 26, 2015 at the Los Angeles branch of the Federal Reserve Bank of San Francisco.

CIT Group Inc. will continue to be led by John A. Thain, Chairman and Chief Executive Officer. Following the close of the transaction, Steven T. Mnuchin, Chairman of IMB Holdco LLC, will join CIT Group Inc. as Vice Chairman and will also become a member of its Board of Directors. Alan Frank, an independent director from OneWest Bank will also join the CIT Board, increasing its size from 13 to 15 members. Joseph Otting, President and Chief Executive Officer of OneWest Bank, will join CIT as Co-President of CIT and CEO of CIT Bank, N.A.

Following the closing, based on current definitions and requirements for a systematically important financial institution (“SIFI”), CIT will become subject to the enhanced regulatory standards applicable to bank holding companies at the end of the quarter in which the OneWest Transaction closes, including but not limited to submitting an annual capital plan, undergoing an annual supervisory stress test and two company-run stress tests, enhanced requirements for overall risk management, submitting a resolution plan, implementation of an enhanced compliance program under the Volcker Rule, and payment of additional FRB assessments. The date on which CIT must comply with each SIFI requirement will vary depending on the terms of the particular regulation and timing of deal closing.

CIT ANNUAL REPORT 2014    3

BUSINESS SEGMENTS

In December 2013, we announced organization changes that became effective January 1, 2014. In conjunction with management’s plans to (i) realign and simplify its businesses and organizational structure, (ii) streamline and consolidate certain business processes to achieve greater operating efficiencies, and (iii) leverage CIT’s operational capabilities for the benefit of its clients and customers, CIT will manage its business and report its financial results in three operating segments: Transportation & International Finance (“TIF”), North American Commercial Finance (“NACF”), and Non-Strategic Portfolios (“NSP”) and a fourth non-operating segment, Corporate and Other. See Note 25 — Business Segment Information in Item 8 Financial Statements and Supplementary Data for additional information relating to the reorganization.

SEGMENT	DIVISIONS	MARKETS AND SERVICES
Transportation & International Finance	• Aerospace • Rail • Maritime Finance • International Finance	Large ticket equipment leasing and secured financing to select transportation industries. Equipment finance and secured lending in select international geographies.
North American Commercial Finance	• Commercial Services • Corporate Finance • Equipment Finance • Real Estate Finance
Factoring, receivables management products and secured financing to retail supply chain companies.
Lending, leasing and other financial and advisory services to small and middle-market companies across select industries.

Non-Strategic Portfolios		Consists of portfolios that we do not consider strategic.
Corporate and Other		Consists of certain items not allocated to operating segments.

Financial information about our segments and our geographic areas of operation are located in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data (Note 25 — Business Segment Information).

Item 1:  Business Overview

4    CIT ANNUAL REPORT 2014

TRANSPORTATION & INTERNATIONAL FINANCE

TIF is a leading provider of leasing and financing solutions to operators and suppliers in the global aviation and railcar industries, and has a growing maritime business. TIF consists of four divisions: aerospace (commercial air and business air), rail, maritime finance, and international finance, the latter of which includes equipment financing, secured lending and leasing in China and the U.K. The U.K. Equipment Financing Portfolio was included in assets held for sale at December 31, 2014. Revenues generated by TIF primarily include rents collected on leased assets, interest on loans, fees, and gains from assets sold. Aerospace and Rail account for the vast majority of the segment’s assets, revenues and earnings. Maritime Finance was launched as a distinct business in the fourth quarter of 2012, although CIT had periodically financed assets within the sector on a small scale.

We achieved leadership positions in transportation finance by leveraging our deep industry experience and core strengths in technical asset management, customer relationship management, and credit analysis. We have extensive experience managing equipment over its full life cycle, including purchasing, leasing, remarketing and selling new and used equipment. TIF is a global business, with aircraft around the world, railcar leasing operations throughout North America and Europe and a growing loan portfolio.

Aerospace

Commercial Air provides aircraft leasing, lending, asset management, and advisory services. The division’s primary clients include global and regional airlines around the world. Offices are located in the U.S., Europe and Asia. As of December 31, 2014, our commercial aerospace financing and leasing portfolio consists of 350 aircraft, which are placed with about 100 clients in approximately 50 countries.

Business Air offers financing and leasing programs for corporate and private owners of business jets. Serving clients around the world, we provide financing that is tailored to our clients unique business requirements. Products include term loans, leases, pre-delivery financing, fractional share financing and vendor / manufacturer financing.

Rail offers customized leasing and financing solutions and a highly efficient fleet of railcars and locomotives to railroads and shippers throughout North America and Europe. We expanded our operations to Europe during 2014 through an acquisition. We serve over 650 customers, including all of the U.S. and Canadian Class I railroads (railroads with annual revenues of at least $250 million), other railroads and non-rail companies, such as shippers and power and energy companies. Our operating lease fleet consists of approximately 120,000 railcars and 390 locomotives. Railcar types include covered hopper cars used to ship grain and agricultural products, plastic pellets, sand, and cement, tank cars for energy products and chemicals, gondolas for coal, steel coil and mill service products, open hopper cars for coal and aggregates, boxcars for paper and auto parts and centerbeams and flat cars for lumber.

Maritime Finance offers senior secured loans, sale-leasebacks and bareboat charters to owners and operators of oceangoing cargo vessels, including tankers, bulkers, container ships, car carriers and offshore vessels and drilling rigs.

International Finance offers equipment financing, secured lending and leasing to small and middle-market businesses in China and the U.K., the latter of which was included in assets held for sale at December 31, 2014.

The primary asset type held by TIF is equipment (predominantly commercial aircraft and railcars) purchased and leased to commercial end-users. The typical structure for leasing of large ticket transportation assets is an operating lease. TIF also has a loan portfolio consisting primarily of senior, secured loans. The primary source of revenue for TIF is rent collected on leased assets and to a lesser extent interest on loans, gains from assets sold and fees for services provided.

The primary risks for TIF are asset risk (resulting from ownership of the equipment on operating lease) and credit risk. Asset risk arises from fluctuations in supply and demand for the underlying equipment that is leased. TIF invests in long-lived equipment; commercial aircraft have economic useful lives of approximately 20-25 years and railcars/locomotives have economic useful lives of approximately 35-50 years. This equipment is then leased to commercial end-users with lease terms of approximately 3-12 years. CIT is exposed to the risk that, at the end of the lease term, the value of the asset will be lower than expected, resulting in reduced future lease income over the remaining life of the asset or a lower sale value.

Asset risk is generally recognized through changes to lease income streams from fluctuations in lease rates and/or utilization. Changes to lease income occur when the existing lease contract expires, the asset comes off lease, and the business seeks to enter a new lease agreement. Asset risk may also change depreciation, resulting from changes in the residual value of the operating lease asset or through impairment of the asset carrying value, which can occur at any time during the life of the asset.

Credit risk in the leased equipment portfolio results from the potential default of lessees, possibly driven by obligor specific or industry-wide conditions, and is economically less significant than asset risk for TIF, because in the operating lease business, there is no extension of credit to the obligor. Instead, the lessor deploys a portion of the useful life of the asset. Credit losses manifest through multiple parts of the income statement including loss of lease/rental income due to missed payments, time off lease, or lower rental payments than the existing contract either due to a restructuring or re-leasing of the asset to another obligor as well as higher expenses due to, for example, repossession costs to recover, refurbish, and re-lease assets. Credit risk associated with loans relates to the ability of the borrower to repay its loan and the Company’s ability to realize the value of the collateral underlying the loan should the borrower default on its obligations.

See “Concentrations” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 21 — Commitments of Item 8. Financial Statements and Supplementary Data for further discussion of our aerospace and rail portfolios.

NORTH AMERICAN COMMERCIAL FINANCE

The NACF segment consists of four divisions: Commercial Services, Corporate Finance, Equipment Finance, and Real Estate Finance. Revenue is generated from interest earned on loans,

CIT ANNUAL REPORT 2014    5

rents on leases, fees and other revenue from lending activities and capital markets transactions, and commissions earned on factoring activities.

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

Corporate Finance provides a range of financing options and offers advisory services to small and medium size companies. Its core products include both loan and fee-based products. Loans offered are primarily senior secured loans collateralized by accounts receivable, inventory, machinery & equipment and/or intangibles that are often used for working capital, plant expansion, acquisitions or recapitalizations. These loans include revolving lines of credit and term loans and, depending on the nature and quality of the collateral, may be referred to as asset-based loans or cash flow loans. We provide financing to customers in a wide range of industries, including Commercial & Industrial, Communications, Media, & Entertainment, Energy, and Healthcare.

Equipment Finance provides leasing and equipment loan solutions to small businesses and middle market companies in a wide range of industries on both a private label and direct basis. We provide financing solutions for our borrowers and lessees, and assist manufacturers and distributors in growing sales, profitability and customer loyalty by providing customized, value-added finance solutions to their commercial clients. Our LendEdge platform allows small businesses to access financing through a highly automated credit approval, documentation and funding process. We offer loans and both capital and operating leases.

Real Estate Finance provides senior secured commercial real estate loans to developers and other commercial real estate professionals. We focus on stable, cash flowing properties and originate construction loans to highly experienced and well capitalized developers.

Key risks faced by NACF’s Corporate Finance, Equipment Finance and Real Estate Finance divisions are credit risk, business risk and asset risk. Credit risks associated with secured financings relate to the ability of the borrower to repay its loan and the value of the collateral underlying the loan should the borrower default on its obligations.

Business risks relate to the demand for NACF’s services that is broadly affected by the level of economic growth and is more specifically affected by the level of economic activity in CIT’s target industries. If demand for CIT’s products and services declines, then new business volume originated by NACF will decline. Likewise, changes in supply and demand of CIT’s products and services also affect the pricing CIT can command from the market. Additionally, new business volume in Equipment Finance is influenced by CIT’s ability to maintain and develop relationships with its vendor partners. With regard to pricing, NACF is subject to potential threats from competitor activity or disintermediation by vendor partners and other referral sources, which could negatively affect CIT’s margins. NACF is also exposed to business risk related to its syndication activity. Under adverse market circumstances, CIT would be exposed to risk arising from the inability to sell loans to other lenders, resulting in lower fee income and higher than expected credit exposure to certain borrowers.

Another risk to which NACF is exposed to in Equipment Finance is asset risk, namely that at the end of the lease term, the value of the asset will be lower than expected, resulting in reduced future lease income over the remaining life of the asset or a lower sale value.

The products and services provided by Commercial Services consist of two types of credit risk: customer and client. A client (typically a manufacturer or importer of goods) is the counterparty to any factoring agreement, financing agreement, or receivables purchasing agreement that has been entered into with Commercial Services. A customer (typically a wholesaler or retailer) is the account debtor and obligor on trade accounts receivable that have been factored with and assigned to the factor.

The largest risk for Commercial Services is customer credit risk in factoring transactions. Customer risk relates to the financial inability of a customer to pay on undisputed trade accounts receivable due from such customer to the factor. While smaller than customer credit exposure, there is also client credit risk in providing cash advances to factoring clients. Client risk relates to a decline in the credit worthiness of a borrowing client, their consequent inability to repay their loan and the possible insufficiency of the underlying collateral (including the aforementioned customer accounts receivable) to cover any loan repayment shortfall. At December 31, 2014, client credit risk accounted for less than 10% of total Commercial Services credit exposure while customer credit risk accounted for the remainder.

Commercial Services is also subject to a variety of business risks including operational, due to the high volume of transactions, as well as business risks related to competitive pressures from other banks, boutique factors, and credit insurers. These pressures create risk of reduced pricing and factoring volume for CIT. In addition, client de-factoring can occur if retail credit conditions are benign for a long period and clients no longer demand factoring services for credit protection.

NON-STRATEGIC PORTFOLIOS

NSP consisted of portfolios that we no longer consider strategic. At December 31, 2014 these consisted primarily of equipment financing portfolios in Mexico and Brazil. We have separate definitive agreements to sell these businesses and anticipate closing the Mexico transaction in the 2015 first quarter and Brazil in the second half of 2015.

CORPORATE AND OTHER

Certain items are not allocated to operating segments and are included in Corporate and Other, including unallocated interest expense, primarily related to corporate liquidity costs (Interest Expense), mark-to-market adjustments on non-qualifying derivatives (Other Income), restructuring charges for severance and facilities exit activities, certain legal costs and unallocated expenses (Operating Expenses). Corporate and Other also retains net gains or losses on debt extinguishments.

Item 1:  Business Overview

6    CIT ANNUAL REPORT 2014

CIT BANK

CIT Bank (Member FDIC) is a wholly-owned subsidiary of CIT Group Inc. that is regulated by the FDIC and the UDFI. Since its founding in 2000, the Bank has expanded its assets, deposits and product offerings. The Bank continued to grow in 2014, with increased deposits and expanded business activities, which included the acquisition of Direct Capital, a provider of financing to small and mid-sized businesses.

The Bank raises deposits from retail and institutional investors primarily through its online bank (www.BankOnCIT.com) and through broker channels in order to fund its lending and leasing activities. Its existing suite of deposit products includes Certificates of Deposit, Savings Accounts, and Individual Retirement Accounts.

The Bank’s assets are primarily commercial loans and operating lease equipment, which are reported in the respective commercial segment (i.e. NACF and TIF). The Bank’s growing operating lease portfolio primarily consists of railcars, with some aircraft added in 2014.

At year-end, CIT Bank remained well capitalized, maintaining Tier 1 and Total capital ratios well above required levels.

DISCONTINUED OPERATION

On April 25, 2014, the Company completed the sale of its student lending business resulting in it being reported as a discontinued operation. The business had previously been included in the Non-Strategic Portfolios segment and consisted of a portfolio of U.S. Government-guaranteed student loans. The portfolio was in run-off and had been transferred to assets held for sale (“AHFS”) at the end of 2013. The Company had ceased offering private student loans in 2007 and government-guaranteed student loans in 2008.

See Note 2 — Acquisition and Disposition Activities of Item 8. Financial Statements and Supplementary Data for further information.

EMPLOYEES

CIT employed approximately 3,360 people at December 31, 2014. Based upon the location of the Company’s legal entities, approximately 2,680 were employed in the U.S. entities and 680 in non-U.S. entities.

COMPETITION

The markets in which we operate in are competitive, based on factors that vary by product, customer, and geographic region. Our competitors include global and domestic commercial banks, regional and community banks, captive finance companies, and leasing companies. In most of our business segments, we have a few large competitors that have significant market share and many smaller niche competitors.

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

To take advantage of opportunities, we must continue to compete successfully with financial institutions that are larger and have better access to low cost funding. As a result, we tend not to compete on price, but rather on industry experience, asset and equipment knowledge, and customer service. The regulatory environment in which we and/or our customers operate also affects our competitive position.

REGULATION

We are regulated by federal and state banking laws, regulations and policies. Such laws and regulations are intended primarily for the protection of depositors, customers and the federal deposit insurance fund (“DIF”), as well as to minimize risk to the banking system as a whole, and not for the protection of our shareholders or non-depository creditors. Bank regulatory agencies have broad examination and enforcement power over bank holding companies (“BHCs”) and their subsidiaries, including the power to impose substantial fines, limit dividends, restrict operations and acquisitions, and require divestitures. BHCs and banks, as well as subsidiaries of both, are prohibited by law from engaging in practices that the relevant regulatory authority deems unsafe or unsound. CIT is a BHC, and elected to become a FHC, subject to regulation and examination by the FRB and the FRBNY under the

CIT ANNUAL REPORT 2014    7

BHC Act. As an FHC, CIT is subject to certain limitations on our activities, transactions with affiliates, and payment of dividends, and certain standards for capital and liquidity, safety and soundness, and incentive compensation, among other matters. Under the system of “functional regulation” established under the BHC Act, the FRB supervises CIT, including all of its non-bank subsidiaries, as an “umbrella regulator” of the consolidated organization. CIT Bank is chartered as a state bank by the UDFI and is not a member bank of the Federal Reserve System. CIT’s principal regulator is the FRB and CIT Bank’s principal regulators are the FDIC and the UDFI. Both CIT and CIT Bank are regulated by the Consumer Financial Protection Bureau (“CFPB”), which regulates consumer financial products. Upon completion of the merger of CIT Bank with and into OneWest Bank, the resulting bank under the CIT Bank NA name, will be a national bank and its principal regulator will be the OCC.

Certain of our subsidiaries are subject to regulation by other domestic and foreign governmental agencies. CIT Capital Securities L.L.C., a Delaware limited liability company, is a broker-dealer licensed by the Financial Industry Regulatory Authority (“FINRA”), and is subject to regulation by FINRA and the Securities and Exchange Commission (“SEC”). CIT also holds a 16% interest in CIT Group Securities (Canada) Inc., a Canadian broker dealer, which is licensed and regulated by the Ontario Securities Commission.

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

CIT Bank Limited, an English corporation, is licensed as a bank and broker-dealer and is subject to regulation and examination by the Financial Conduct Authority and the Prudential Regulation Authority of the United Kingdom. Banco Commercial Investment Trust do Brazil S.A., a Brazilian corporation, is licensed as a bank and is subject to regulation and examination by Banco Central do Brazil. In connection with the restructuring of our international Equipment Finance platform, we have surrendered other banking licenses in France, Germany, and Sweden.

The regulation and oversight of the financial services industry has undergone significant revision in the past several years. In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted in July 2010, made extensive changes to the regulatory structure and environment affecting banks, BHCs, non-bank financial companies, broker dealers, and investment advisory and management firms. The Dodd-Frank Act has resulted in extensive rulemaking by various regulatory agencies, which is ongoing. Although the Dodd-Frank Act has not significantly limited CIT from conducting the activities in which we were previously engaged, a number of regulations have affected and will continue to affect the conduct of a number of our business activities, either directly, through regulation of specific activities or indirectly through regulation of concentration risks, capital, or liquidity or through the imposition of additional compliance requirements. Furthermore, if the OneWest Transaction is approved and completed, we will become subject to additional regulations that are applicable to SIFIs, which generally include financial institutions that have average total consolidated assets for the four most recent consecutive quarters of $50 billion or more (the “$50 Billion SIFI Threshold”). We continue to devote significant resources in terms of both increased expenditures and management time to assessing the regulatory changes we are facing and implementing the new regulations.

Banking Supervision and Regulation

Permissible Activities

CIT is a BHC registered under the BHC Act and elected to become a FHC under the BHC Act, effective July 23, 2013. In general, the BHC Act limits the business of BHCs that are not financial holding companies to banking, managing or controlling banks, performing servicing activities for subsidiaries, and engaging in activities that the FRB has determined, by order or regulation, are so closely related to banking as to be a proper incident thereto. An FHC, however, may engage in other activities, or acquire and retain the shares of a company engaged in activities that are financial in nature or incidental or complementary to activities that are financial in nature as long as the FHC continues to meet the eligibility requirements for FHCs. These requirements include that the FHC and each of its U.S. depository institution subsidiaries maintain their status as “well-capitalized” and “well-managed.”

A depository institution subsidiary is considered to be “well-capitalized” if it satisfies the requirements for this status discussed below under “Prompt Corrective Action.” A depository institution subsidiary is considered “well-managed” if it received a composite rating and management rating of at least “satisfactory” in its most recent examination. An FHC’s status will also depend upon its maintaining its status as “well-capitalized” and “well-managed” under applicable FRB regulations. If an FHC ceases to meet these capital and management requirements, the FRB’s regulations provide that the FHC must enter into an agreement with the FRB to comply with all applicable capital and management requirements. Until the FHC returns to compliance, the FRB may impose limitations or conditions on the conduct of its activities, and the company may not commence any non-banking financial activities permissible for FHCs or acquire a company engaged in such financial activities without prior approval of the FRB. If the company does not return to compliance within 180 days, the FRB may require divestiture of the FHC’s depository institutions. BHCs and banks must also be well-capitalized and well-managed in order to acquire banks located outside their home state. An FHC will also be limited in its ability to commence non-banking financial activities or acquire a company engaged in such financial activities if any of its insured depository institution subsidiaries fails to maintain a “satisfactory” rating under the Community Reinvestment Act, as described below under “Community Reinvestment Act.”

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

Item 1:  Business Overview

8    CIT ANNUAL REPORT 2014

The Dodd-Frank Act places additional limits on the activities of banks and their affiliates by prohibiting them from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). This statutory provision is commonly called the “Volcker Rule”. The statutory provision became effective in July 2012 and required banking entities subject to the Volcker Rule to bring their activities and investments into compliance with applicable requirements by July 2014. In December 2013, the federal banking agencies, the SEC, and the CFTC adopted final rules to implement the Volcker Rule, and the FRB, by order, extended the compliance period to July 2015. In December 2014, the FRB, by order, extended the conformance period to July 2016 for investments in and relationships with so-called legacy covered funds and stated its intention to grant an additional extension through July 2017. The final rules are highly complex and require an extensive compliance program, including an enhanced compliance program applicable to banking entities with more than $50 billion in consolidated assets. CIT does not currently anticipate that the Volcker Rule will have a material effect on its business and activities, as we have a limited amount of trading activities and fund investments. CIT has sold certain of its fund investments, will incur additional costs to revise its policies and procedures, and will need to upgrade its operating and monitoring systems to ensure compliance with the Volcker Rule. We cannot yet determine the precise financial impact of the rule on CIT and its customers.

Capital Requirements

As a BHC, CIT is subject to consolidated regulatory capital requirements administered by the FRB. CIT Bank is subject to similar capital requirements administered by the FDIC. Upon completion of the merger with OneWest Bank, CIT Bank, N.A. would be subject to the capital requirements administered by the OCC. As of December 31, 2014 and prior, the risk-based capital guidelines applicable to CIT were based upon the 1988 Capital Accord (Basel I) of the Basel Committee on Banking Supervision (the Basel Committee). Effective January 1, 2015, CIT became subject to the risk-based capital guidelines that are based upon the Basel Committee’s final framework for strengthening capital and liquidity regulation, which was released in December 2010 and revised in June 2011 (Basel III).

General Risk-Based Capital Requirements. As of December 31, 2014 and prior, CIT computed and reported its risk-based capital ratios in accordance with the general risk-based capital rules set by the U.S. banking agencies that were based upon Basel I. Under these rules, as applicable to CIT, Tier 1 capital generally included common shareholders’ equity, retained earnings, and minority interests in equity accounts of consolidated subsidiaries, less the effect of certain items in accumulated other comprehensive income, goodwill and intangible assets, one-half of the investment in unconsolidated subsidiaries and other adjustments. Tier 1 capital could also include qualifying non-cumulative perpetual preferred stock and a limited amount of trust preferred securities and qualifying cumulative perpetual preferred stock, none of which CIT currently has outstanding. Tier 2 capital consisted of the allowance for credit losses up to 1.25 percent of risk-weighted assets less one-half of the investment in unconsolidated subsidiaries and other adjustments. In addition, Tier 2 capital included perpetual preferred stock not qualifying as Tier 1 capital, qualifying mandatory convertible debt securities, and qualifying subordinated debt, none of which CIT currently has outstanding. The sum of Tier 1 and Tier 2 capital represented our qualifying “total capital,” with Tier 1 capital representing at least half of our qualifying “total capital”.

Under the Basel I capital guidelines of the FRB, assets and certain off-balance sheet commitments and obligations were converted into risk-weighted assets against which regulatory capital was measured. Risk weighted assets were determined by dividing assets and certain off-balance sheet commitments and obligations into risk categories, each of which was assigned a risk weighting, which ranged from 0% (e.g., for U.S. Treasury Bonds) to 100%.

CIT, like other BHCs, was required to maintain Tier 1 capital and “total capital” equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance sheet items, such as long-term unfunded loan commitments). CIT Bank, like other depository institutions, was required to maintain equivalent capital levels under capital adequacy guidelines. In addition, for a BHC and a depository institution to be considered “well capitalized” its Tier 1 capital and “Total capital” ratios were required to be at least 6.0% and 10.0%, respectively.

CIT and CIT Bank both continued to meet the “well capitalized” thresholds at December 31, 2014. CIT’s Tier 1 capital and Total capital ratios were 14.5% and 15.2%, while CIT Bank’s ratios were 13.0% and 14.2%, respectively.

Leverage Requirements. Under Basel I, BHCs and depository institutions were also required to comply with minimum Tier 1 Leverage ratio requirements. The Tier 1 Leverage ratio was the ratio of a banking organization’s Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). Under these requirements, BHCs and FDIC-supervised banks that either had the highest supervisory rating or had implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk were required to maintain a minimum Tier 1 Leverage ratio of 3.0%. All other BHCs and FDIC-supervised banks were required to maintain a minimum Tier 1 Leverage ratio of 4.0%, unless a different minimum was specified by an appropriate regulatory authority. In addition, for a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action discussed under “Prompt Corrective Action” below, its Tier 1 Leverage ratio was required to be at least 5.0%.

At December 31, 2014, CIT’s Tier 1 leverage ratio was 17.4% and CIT Bank’s was 12.2%.

Basel III and the New Standardized Risk-based Approach. In December 2010, the Basel Committee released Basel III, its final framework for strengthening capital and liquidity regulation, which was revised in June 2011. In July 2013, the FRB and the FDIC issued a final rule (Basel III Final Rule) that adopted the final Basel III capital framework implementing the revised risk-based capital and leverage requirements for U.S. banking organizations proposed under Basel III. The Company, as well as the Bank, became subject to the Basel III Final Rule effective January 1, 2015.

Among other matters, the Basel III Final Rule: (i) introduces a new capital measure called “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandates that most deductions/adjustments to regulatory

CIT ANNUAL REPORT 2014    9

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

The Basel III Final Rule provides for a number of deductions from and adjustments to CET1. These include, for example, goodwill, other intangible assets, and deferred tax assets (DTAs) that arise from net operating loss and tax credit carryforwards net of any related valuation allowance. Also, mortgage servicing rights, DTAs arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial institutions must be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1. The non-DTA related deductions (goodwill, intangibles, etc.) may be reduced by netting with any associated deferred tax liabilities (DTLs). As for the DTA deductions, the netting of any remaining DTL must be allocated in portion to the DTAs arising from net operating losses and tax credit carryforwards and those arising from temporary differences.

In addition, under the Basel I general risk-based capital rules, the effects of certain components of accumulated other comprehensive income (“AOCI”) included in shareholders’ equity (for example, mark-to-market of securities held in the available-for-sale (“AFS”) portfolio) under U.S. GAAP are reversed for the purpose of determining regulatory capital ratios. Pursuant to the Basel III Final Rule, the effects of these AOCI items are not excluded; however, non-advanced approaches banking organizations, including the Company and CIT Bank, may make a one-time permanent election to continue to exclude the AOCI items currently excluded under Basel I. Both the Company and CIT Bank will elect to exclude AOCI items from regulatory capital ratios. The Basel III Final Rule also precludes certain hybrid securities, such as trust preferred securities, from inclusion in bank holding companies’ Tier 1 capital. The Company does not have any hybrid securities outstanding at December 31, 2014.

Implementation of some of these deductions to CET1 began on January 1, 2015, and will be phased-in over a 4-year period (beginning at 40% on January 1, 2015 and adding 20% per year thereafter until January 1, 2018).

The Basel III Final Rule prescribed a new approach for risk weightings for BHCs and banks that follow the Standardized approach, which applies to CIT. This approach expands the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories, depending on the nature of the exposure, ranging from 0% for U.S. government and agency securities, to as high as 1,250% for such exposures as credit-enhancing interest-only strips or unsettled security/commodity transactions. Using the reported exposure balances as of December 31, 2014, and the Basel III Final Rule’s standardized approach as fully phased in at January 1, 2019, the Company’s total risk-weighted assets would increase $1,598.5 million or 2.9% while CIT Bank’s would increase $147.3 million or 0.8%. This modest increase is due to the similarity in categorizing the assets and off-balance sheet exposures of CIT and CIT Bank in accordance with the Standardized Approach under the Basel III Final Rule compared to Basel I.

Per the Basel III Final Rule, the minimum capital ratios for CET1, Tier 1 capital, and Total capital are 4.5%, 6.0% and 8.0%, respectively. In addition, the Basel III Final Rule introduces a new “capital conservation buffer”, composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. This buffer will be implemented beginning January 1, 2016 at the 0.625% level and increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.

CIT will be required to maintain risk-based capital ratios at January 1, 2019 as follows:

	Minimum Capital Requirements — January 1, 2019
	Tier 1 Common Equity	Tier 1 Capital	Total Capital
Stated minimum ratios	4.5%	6.0%	8.0%
Capital conservation buffer	2.5%	2.5%	2.5%
Effective minimum ratios	7.0%	8.5%	10.5%

With respect to CIT Bank, the Basel III Final Rule revises the “prompt corrective action” (“PCA”) regulations adopted pursuant to Section 38 of the Federal Deposit Insurance Act, by: (i) introducing a CET1 ratio requirement at each PCA category (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The Basel III Final Rule does not change the total risk-based capital requirement for any PCA category. Both the Company and CIT Bank are subject to a minimum Tier 1 Leverage ratio of 4%.

As non-advanced approaches banking organizations, the Company and CIT Bank will not be subject to the Basel III Final Rule’s countercyclical buffer or the supplementary leverage ratio.

As of December 31, 2014, the Company and CIT Bank have met all capital requirements under the Basel III Final Rule, including the capital conservation buffer, on a fully phased-in basis as if such requirements were currently effective.

Item 1:  Business Overview

10    CIT ANNUAL REPORT 2014

The following table presents a comparison of CIT’s and CIT Bank’s capital ratios as of December 31, 2014 calculated under the Basel I rules and the fully phased-in Basel III Final Rule — Standardized approach.

Comparison of Basel I and Basel III Capital Ratios (dollars in millions)

	As of December 31, 2014
	Basel I		Basel III Final Rule(1)
	Actual	Requirement	Actual	Requirement
CIT
Capital
CET1	N/A(2)		$8,242.6
Tier 1	$8,067.3		8,242.6
Total	8,412.4		8,624.4
Risk-weighted assets	55,480.9		57,079.4
Adjusted quarterly average assets	46,327.3		46,585.9
Capital ratios
CET1	N/A(2)	N/A(2)	14.4%	7.0%(4)
Tier 1	14.5%	6.0%(3)	14.4%	8.5%(4)
Total	15.2%	10.0%(3)	15.1%	10.5%(4)
Leverage	17.4%	4.0%	17.7%	4.0%
CIT Bank
Capital
CET1	N/A(2)		$2,536.4
Tier 1	$2,536.3		2,536.4
Total	2,781.5		2,783.4
Risk-weighted assets	19,552.3		19,699.6
Adjusted quarterly average assets	20,860.9		20,860.9
Capital ratios
CET1	N/A(2)	N/A(2)	12.9%	7.0%(4)
Tier 1	13.0%	6.0%(3)	12.9%	8.5%(4)
Total	14.2%	10.0%(3)	14.1%	10.5%(4)
Leverage	12.2%	5.0%(3)	12.2%	4.0%

(1)	Basel III Final Rule calculated under the Standardized Approach on a fully phased-in basis that will be required effective January 1, 2019. These ratios are preliminary estimates based upon our present interpretation of the Basel III Final Rule.

(2)	Not applicable as the CET1 ratio was introduced with the Basel III Final Rule.

(3)	Basel I minimum requirements for “well capitalized” institution.

(4)	Required ratios under the Basel III Final Rule include the post-transition minimum capital conversation buffer effective January 1, 2019.

Stress Test and Capital Plan Requirements

In October 2012, the FRB issued final regulations, commonly referred to as Dodd Frank Act Stress Testing or DFA Stress Testing, detailing stress test requirements for BHCs, savings and loan companies and state member banks with total consolidated assets greater than $10 billion. Similarly, the FDIC published regulations requiring annual stress tests for FDIC-insured state nonmember banks and FDIC-insured state-chartered savings organizations with total consolidated assets averaging $10 billion or more for four consecutive quarters.

Both CIT and the Bank are required to conduct annual stress tests using scenarios provided by the FRB and FDIC respectively. The scenarios are typically the same since they have been jointly issued by the agencies. CIT must submit its stress test results to the FRB and the Bank to both the FDIC and the FRB by March 31 of each year. In addition, both CIT and the Bank are required to publicly disclose the summary stress test results in a forum easily accessible to the public, such as CIT’s website, between June 15 and June 30 following the submission of the stress tests. The results, at a minimum, must contain certain specific details of the “severely adverse” scenario.

In late 2014, the Federal Reserve and FDIC modified the stress test timelines. As currently applicable to CIT, beginning with the 2016 stress test program, both CIT and the Bank will submit annual stress test results to their respective regulators by July 31 with public disclosure of summary stress test results between October 15 and October 31.

If CIT exceeds the $50 Billion SIFI Threshold, as is anticipated if the OneWest Transaction is approved and completed, CIT would become subject to the capital plan rule and become a covered company. As such, CIT would be required to participate in the annual Comprehensive Capital Assessment and Review (CCAR)

CIT ANNUAL REPORT 2014    11

conducted by the FRB. For CCAR, CIT would submit a capital plan along with the annual company-run stress tests to the FRB. The FRB would conduct a separate supervisory stress test using data submitted by CIT in a format specified by the FRB. Both the FRB and CIT must publish the results of the annual supervisory stress tests and company-run stress tests. From 2016 onward, annual capital plans and company-run stress tests will be submitted by April 5 with publication of results by June 30.

A BHC subject to the capital plan may not pay dividends or take other capital actions, which includes share repurchases, except for those specified in its capital plans and in any event only if the BHC has received a “non-objection” to its capital plan from the FRB.

While CIT is not currently subject to the capital plan rule, the FRB has the authority to require any BHC to submit annual capital plans. Although CIT is currently not required to take part in the CCAR, we produce a capital plan that we believe is aligned with the supervisory expectations for large BHCs, which includes and considers stress test results for supervisory scenarios. Our annual capital plan is subject to review by the FRBNY.

If CIT exceeds the $50 Billion SIFI Threshold, CIT would also be required to conduct mid-cycle company-run stress tests with company-developed economic scenarios for submission to the FRB. Based on the aforementioned modification to the stress test timeline, the mid-cycle stress tests must be submitted by October 5 each year. Public disclosure of the summary mid-cycle stress test results would be made between October 5 and October 20.

Liquidity Requirements

Historically, regulation and monitoring of bank and BHC liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III final framework requires banks and BHCs to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward will be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon under an acute liquidity stress scenario, with a phased implementation process starting January 1, 2015 and complete implementation by January 1, 2019. The other, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon, with an observation period through mid-2016 and, subject to any revisions resulting from the analyses conducted and data collected during the observation period, implemented as a minimum standard by January 1, 2018.

On September 3, 2014, the banking regulators adopted a joint final rule implementing the LCR for certain U.S. banking institutions. The rule applies a comprehensive version of the LCR to large and internationally active U.S. banking organizations, which include banks with total consolidated assets of $250 billion or more or total consolidated on-balance sheet foreign exposure of $10 billion or more, or any depository institution with total consolidated assets of $10 billion or more that is a consolidated subsidiary of either of the foregoing. These institutions will be required to hold minimum amounts of high-quality, liquid assets, such as central bank reserves and government and corporate debt that can be converted easily and quickly into cash. Each institution would be required to hold high quality, liquid assets in an amount equal to or greater than its projected cash outflows minus its projected cash inflows capped at 75% of projected cash outflows for a 30-day stress period. The firms must calculate their LCR each business day. The final rule applies a modified version of the LCR requirements to bank holding companies with total consolidated assets of greater than $50 billion but less than $250 billion. The modified version of the LCR requirement only requires the LCR calculation to be performed on the last business day of each month and sets the denominator (that is, the calculation of net cash outflows) for the modified version at 70% of the denominator as calculated under the most comprehensive version of the rule applicable to larger institutions. Under the FRB final rule, a BHC with between $50 billion and $250 billion in total consolidated assets must comply with the first phase of the minimum LCR requirement at the later of January 1, 2016 or the first quarter after the quarter in which it exceeds the $50 Billion SIFI Threshold with the LCR requirement going into full-effect on January 1, 2017. CIT anticipates exceeding the $50 Billion SIFI Threshold if the OneWest Transaction is approved and completed, after which CIT would be required to comply with the modified version of the LCR requirement described below under Enhanced Standards for Large Bank Holding Companies.

The U.S. bank regulatory agencies have not issued final rules implementing the NSFR test called for by the Basel III final framework. The Basel Committee released its final standards on the NSFR on October 31, 2014.

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, establishes five capital categories for FDIC-insured banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under regulations in effect through December 31, 2014, a depository institution is deemed to be “well capitalized,” the highest category, if it has a total capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater and a Tier 1 leverage ratio of 5% or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure. As noted above, as of January 1, 2015, the standards for “well-capitalized” status under the prompt corrective action regulations changed by, among other things, introducing a CET1 ratio requirement of 6.5% and increasing the Tier 1 capital ratio requirement from 6.0% to 8.0%. The total capital ratio and leverage ratio requirements remain at 10.0% and 5.0%, respectively. CIT Bank’s capital ratios were all in excess of minimum guidelines for well capitalized at December 31, 2014 and 2013. Neither CIT nor CIT Bank is subject to any order or written agreement regarding any capital requirements.

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

Item 1:  Business Overview

12    CIT ANNUAL REPORT 2014

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

Enhanced Standards for Large Bank Holding Companies

In February 2014, the FRB approved a final rule to implement certain enhanced prudential standards mandated by Section 165 of the Dodd-Frank Act. The final rule applies to, among others, BHCs with at least $50 billion in total consolidated assets, based on the average of total consolidated assets for the last four quarters. The final rule implements Section 165’s risk management requirements, including requirements, duties, and qualifications for a risk management committee and chief risk officer and liquidity stress testing and buffer requirements. The liquidity buffer under these rules is separate from the LCR described above under “Liquidity Requirements”. The rule refers to the previously adopted final capital rules, capital plan and stress test requirements, discussed in “Basel III and the New Standardized Risk-based Approach” and “Stress Test and Capital Plan Requirements” above, as meeting Section 165’s requirements for U.S. BHCs. The FRB has not yet issued a final rule establishing single counterparty credit limits. The FRB has discretionary authority to establish additional prudential standards, on its own or at the FSOC’s recommendation, regarding contingent capital, enhanced public disclosures, short-term debt limits, and otherwise as it deems appropriate.

Two aspects of the final rules – requirements for annual stress testing of capital under one baseline and two stress scenarios and certain corporate governance provisions requiring, among other things, that each BHC establish a risk committee of its board of directors with a “risk management expert” as one of its members – apply to BHCs with total consolidated assets of $10 billion or more, including CIT. If the OneWest Transaction is approved and completed, CIT will exceed the $50 Billion SIFI Threshold and will become subject to other requirements of the final rule as well.

Acquisitions

Federal and state laws impose notice and approval requirements for mergers and acquisitions involving depository institutions or BHCs. The BHC Act requires the prior approval of the FRB for (1) the acquisition by a BHC of direct or indirect ownership or control of more than 5% of any class of voting shares of a bank, savings association, or BHC, (2) the acquisition of all or substantially all of the assets of any bank or savings association by any subsidiary of a BHC other than a bank, or (3) the merger or consolidation of any BHC with another BHC. Prior regulatory approval is also generally required for mergers, acquisitions and consolidations involving other insured depository institutions. In reviewing acquisition and merger applications, the bank regulatory authorities will consider, among other things, the competitive effect of the transaction, financial and managerial issues, including the capital position of the combined organization, convenience and needs factors, including the applicant’s record under the Community Reinvestment Act of 1977 (“CRA”), the effectiveness of the subject organizations in combating money laundering activities, and the transaction’s effect on the stability of the U.S. banking and financial systems. In addition, an FHC must obtain prior approval of the FRB before acquiring certain non-bank financial companies with assets exceeding $10 billion.

Dividends

CIT is a legal entity separate and distinct from CIT Bank and CIT’s other subsidiaries. CIT provides a significant amount of funding to its subsidiaries, which is generally recorded as intercompany loans or equity investments. Most of CIT’s cash inflow is comprised of interest on intercompany loans to its subsidiaries and dividends from its subsidiaries.

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

Utah state law imposes limitations on the payment of dividends by CIT Bank. A Utah state bank may declare a dividend out of the net profits of the bank after providing for all expenses, losses, interest, and taxes accrued or due from the bank. Furthermore, before declaring any dividend, a Utah bank must provide for not less than 10% of the net profits of the bank for the period covered by the dividend to be carried to a surplus fund until the surplus is equal to the bank’s capital stock, defined as the par value of all shares of the bank that have been issued. Utah law may also impose additional restrictions on the payment of dividends if CIT Bank sustains losses in excess of its reserves for loan losses and undivided profits.

If the merger of CIT Bank with OneWest Bank is completed, the OCC’s regulations would apply to the combined bank. These regulations limit dividends if the total amount of all dividends (common and preferred) declared in any current year, including the proposed dividend, exceeds the total net income for the current year to date plus any retained net income for the prior two years, less the sum of any transfers required by the OCC and any transfers required to fund the retirement of any preferred stock. If the dividend in either of the prior two years exceeded that year’s net income, the excess shall not reduce the net income for the three year period described above, provided the amount of excess

CIT ANNUAL REPORT 2014    13

dividends for either of the prior two years can be offset by retained net income in the current year minus three years or the current year minus four years.

It is the policy of the FRB that a BHC generally pay dividends on common stock out of net income available to common shareholders over the past year, only if the prospective rate of earnings retention appears consistent with capital needs, asset quality, and overall financial condition, and only if the BHC is not in danger of failing to meet its minimum regulatory capital adequacy ratios. In the current financial and economic environment, the FRB indicated that BHCs should not maintain high dividend pay-out ratios unless both asset quality and capital are very strong. A BHC should not maintain a dividend level that places undue pressure on the capital of bank subsidiaries, or that may undermine the BHC’s ability to serve as a source of strength to its subsidiary bank.

We anticipate that our capital ratios reflected in the stress test calculations required of us and the capital plan that we prepare as described under “Stress Test and Capital Requirements”, above, will be an important factor considered by the FRB in evaluating whether our proposed return of capital may be an unsafe or unsound practice. Additionally, should our total consolidated assets equal or exceed an average of $50 billion for the prior four consecutive quarters, as is anticipated if the OneWest Transaction is approved and completed, we would likely also be limited to paying dividends and repurchasing stock only in accordance with our annual capital plan submitted to the FRB under the capital plan rule.

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

Enforcement Powers of Federal Banking Agencies

The FRB and other U.S. banking agencies have broad enforcement powers with respect to an insured depository institution and its holding company, including the power to (i) impose cease and desist orders, substantial fines and other civil penalties, (ii) terminate deposit insurance, and (iii) appoint a conservator or receiver. Failure to comply with applicable laws or regulations could subject CIT or CIT Bank, as well as their officers and directors, to administrative sanctions and potentially substantial civil and criminal penalties.

Resolution Planning

As required by the Dodd-Frank Act, the FRB and FDIC have jointly issued a final rule that requires certain organizations, including BHCs with consolidated assets of $50 billion or more, to report periodically to regulators a resolution plan for their rapid and orderly resolution in the event of material financial distress or failure. Such a resolution plan must, among other things, ensure that its depository institution subsidiaries are adequately protected from risks arising from its other subsidiaries. The final rule sets specific standards for the resolution plans, including requiring a detailed resolution strategy, a description of the range of specific actions the company proposes to take in resolution, and an analysis of the company’s organizational structure, material entities, interconnections and interdependencies, and management information systems, among other elements. If CIT’s total consolidated assets exceed the $50 Billion SIFI Threshold, as is anticipated if the OneWest Transaction is approved and completed, it would become subject to this requirement.

Orderly Liquidation Authority

The Dodd-Frank Act created the Orderly Liquidation Authority (“OLA”), a resolution regime for systemically important non-bank financial companies, including BHCs and their non-bank affiliates, under which the FDIC may be appointed receiver to liquidate such a company upon a determination by the Secretary of the U.S. Department of the Treasury (Treasury), after consultation with the President, with support by a supermajority recommendation from the FRB and, depending on the type of entity, the approval of the director of the Federal Insurance Office, a supermajority vote of the SEC, or a supermajority vote of the FDIC, that the company is in danger of default, that such default presents a systemic risk to U.S. financial stability, and that the company should be subject to the OLA process. This resolution authority is similar to the FDIC resolution model for depository institutions, with certain modifications to reflect differences between depository institutions and non-bank financial companies and to reduce disparities between the treatment of creditors’ claims under the U.S. Bankruptcy Code and in an orderly liquidation authority proceeding compared to those that would exist under the resolution model for insured depository institutions.

An Orderly Liquidation Fund will fund OLA liquidation proceedings through borrowings from the Treasury and risk-based assessments made, first, on entities that received more in the resolution than they would have received in liquidation to the extent of such excess, and second, if necessary, on BHCs with total consolidated assets of $50 billion or more, any non-bank financial company supervised by the FRB, and certain other financial companies with total consolidated assets of $50 billion or more. If an orderly liquidation is triggered, CIT, if it exceeds the $50 Billion SIFI Threshold, as is anticipated if the OneWest Transaction is approved and completed, could face assessments for the Orderly Liquidation Fund. We do not yet have an indication of the level of such assessments. Furthermore, were CIT to become subject to the OLA, the regime may also require changes to CIT’s structure, organization and funding pursuant to the guidelines described above.

FDIC Deposit Insurance

Deposits of CIT Bank are insured by the FDIC Deposit Insurance Fund (“DIF”) up to applicable limits and are subject to premium assessments.

The current assessment system applies different methods to small institutions with assets of less than $10 billion, which are

Item 1:  Business Overview

14    CIT ANNUAL REPORT 2014

classified as small institutions, and large institutions with assets of greater than $10 billion for more than four consecutive quarters. CIT Bank is an FDIC-insured state nonmember bank with total assets of $21 billion as of December 31, 2014, and is considered a large institution.

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

Under the Federal Deposit Insurance Act (“FDIA”), the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

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

All transactions subject to Sections 23A and 23B between CIT Bank and its affiliates are done on an arms-length basis. During 2014, CIT Bank purchased $45 million of loans from affiliates, subject to Section 23A, and received $33 million of loans transferred in the form of capital infusions from CIT. In 2013, the Bank purchased $272 million of loans from BHC affiliates, subject to Section 23A and received $67 million of loans transferred in the form of capital infusions from the BHC. Furthermore, to ensure ongoing compliance with Sections 23A and 23B, CIT Bank maintains sufficient collateral in the form of cash deposits and pledged loans to cover any extensions of credit to affiliates.

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

CIT ANNUAL REPORT 2014    15

fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of the FDIA. See “Prompt Corrective Action” above. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil monetary penalties.

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

Consumer Financial Protection Bureau Supervision (“CFPB”)

The CFPB is authorized to interpret and administer federal consumer financial laws, as well as to directly examine and enforce compliance with those laws by depository institutions with assets over $10 billion, such as CIT Bank.

Community Reinvestment Act (“CRA”)

The CRA requires depository institutions like CIT Bank to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice by, among other things, providing credit to low-and moderate-income individuals and communities. The CRA does not establish specific lending requirements or programs for depository institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings, which are made available to the public. Failure to receive at least a “Satisfactory” rating could inhibit a depository institution or its holding company from undertaking certain activities, including engaging in activities permitted as a financial holding company under the Gramm-Leach-Bliley Act (“GLBA”). Furthermore, banking regulators take into account CRA ratings when considering approval of applications to acquire, merge, or consolidate with another banking institution or its holding company, to establish a new branch office that will accept deposits or to relocate an office, and such record may be the basis for denying the application. CIT Bank received a rating of “Satisfactory” on its most recent CRA examination by the FDIC.

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

Anti-Money Laundering (“AML”) and Economic Sanctions

In the U.S., the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, imposes significant obligations on financial institutions, including banks, to detect and deter money laundering and terrorist financing, including requirements to implement AML programs, verify the identity of customers that maintain accounts, file currency transaction reports, and monitor and report suspicious activity to appropriate law enforcement or regulatory authorities. Anti-money laundering laws outside the United States contain similar requirements to implement AML programs. The Company has implemented policies, procedures, and internal controls that are designed to comply with all applicable AML laws and regulations. The Company has also implemented policies, procedures, and internal controls that are designed to comply with the regulations and economic sanctions programs administered by the U.S. Treasury’s Office of Foreign Assets Control (“OFAC”), which administers and enforces economic and trade sanctions against targeted foreign countries and regimes, terrorists, international narcotics traffickers, those engaged in

Item 1:  Business Overview

16    CIT ANNUAL REPORT 2014

activities related to the proliferation of weapons of mass destruction, and other threats to the national security, foreign policy, or economy of the United States, as well as sanctions based on United Nations and other international mandates.

Anti-corruption

The Company is subject to the Foreign Corrupt Practices Act (“FCPA”), which prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action or otherwise gain an unfair business advantage, such as to obtain or retain business. The Company is also subject to applicable anti-corruption laws in the jurisdictions in which it operates, such as the U.K. Bribery Act, which generally prohibits commercial bribery, the receipt of a bribe, and the failure to prevent bribery by an associated person, in addition to prohibiting improper payments to foreign government officials. The Company has implemented policies, procedures, and internal controls that are designed to comply with such laws, rules, and regulations.

Protection of Customer and Client Information

Certain aspects of the Company’s business are subject to legal requirements concerning the use and protection of customer information, including those adopted pursuant to GLBA and the Fair and Accurate Credit Transactions Act of 2003 in the U.S., the E.U. Data Protection Directive, and various laws in Asia and Latin America. In the U.S., the Company is required periodically to notify its customers and clients of its policy on sharing nonpublic customer or client information with its affiliates or with third party non-affiliates, and, in some circumstances, allow its customers and clients to prevent disclosure of certain personal information to affiliates and third party non-affiliates. In many foreign jurisdictions, the Company is also restricted from sharing customer or client information with third party non-affiliates.

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

Our Aerospace, Rail, Maritime, and other equipment financing operations are subject to various laws, rules, and regulations administered by authorities in jurisdictions where we do business. In the U.S., our equipment leasing operations, including for aircraft, railcars, ships, and other equipment, are subject to rules and regulations relating to safety, operations, maintenance, and mechanical standards promulgated by various federal and state agencies and industry organizations, including the U.S. Department of Transportation, the Federal Aviation Administration, the Federal Railroad Administration, the Association of American Railroads, the Maritime Administration, the U.S. Coast Guard, and the U.S. Environmental Protection Agency. In addition, state agencies regulate some aspects of rail and maritime operations with respect to health and safety matters not otherwise preempted by federal law.

Each of CIT’s insurance subsidiaries is licensed and regulated in the states in which it conducts insurance business. The extent of such regulation varies, but most jurisdictions have laws and regulations governing the financial aspects and business conduct of insurers. State laws in the U.S. grant insurance regulatory authorities broad administrative powers with respect to, among other things: licensing companies and agents to transact business; establish statutory capital and reserve requirements and the solvency standards that must be met and maintained; regulating certain premium rates; reviewing and approving policy forms; regulating unfair trade and claims practices, including through the imposition of restrictions on marketing and sales practices, distribution arrangements and payment of inducements; approving changes in control of insurance companies; restricting the payment of dividends and other transactions between affiliates; and regulating the types, amounts and valuation of investments. Each insurance subsidiary is required to file reports, generally including detailed annual financial statements, with insurance regulatory authorities in each of the jurisdictions in which it does business, and its operations and accounts are subject to periodic examination by such authorities.

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

CIT ANNUAL REPORT 2014    17

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

Average Finance Receivables (“AFR”) is computed using month end balances and is the average of finance receivables (defined below). We use this average to measure the rate of net charge-offs for the period.

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

Derivative Contract is a contract whose value is derived from a specified asset or an index, such as an interest rate or a foreign currency exchange rate. As the value of that asset or index changes, so does the value of the derivative contract. We use derivatives to manage interest rate, foreign currency or credit risks. The derivative contracts we use may include interest-rate swaps, interest rate caps, cross-currency swaps, foreign exchange forward contracts, and credit default swaps.

Economic Value of Equity (“EVE”) measures the net economic value of equity by assessing the market value of assets, liabilities and derivatives.

Finance Receivables include loans, capital lease receivables and factoring receivables. In certain instances, we use the term “Loans” synonymously, as presented on the balance sheet.

Financing and Leasing Assets (“FLA”) include finance receivables, operating lease equipment, and AHFS.

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

Net Finance Revenue (“NFR”) is a non-GAAP measurement defined as Net Interest Revenue (defined below) plus rental income on operating lease equipment less depreciation on operating lease equipment and maintenance and other operating lease expenses. When divided by AEA, the product is defined as Net Finance Margin (“NFM”). These are key measures used by management in the evaluation of the financial performance of our business.

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

Item 1:  Business Overview

18    CIT ANNUAL REPORT 2014

can first be carried-back and applied against taxable income recorded in the two preceding years with any remaining amount being carried-forward for the next twenty years to offset future taxable income. The rules pertaining to the number of years allowed for the carryback or carryforward of an NOL varies by jurisdiction.

New business volume represents the initial cash outlay related to new loan or lease equipment transactions entered into during the period. The amount includes CIT’s portion of a syndicated transaction, whether it acts as the agent or a participant, and in certain instances, it includes asset purchases from third parties.

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

Other Income includes (1) factoring commissions, (2) gains and losses on sales of equipment (3) fee revenues, including fees on lines of credit, letters of credit, capital markets related fees, agent and advisory fees and servicing fees, (4) gains and losses on loan and portfolio sales, (5) recoveries on loans charged-off pre-emergence and loans charged-off prior to transfer to AHFS, (6) gains and losses on investments, (7) gains and losses on derivatives and foreign currency exchange, (8) counterparty receivable accretion, (9) impairment on AHFS, and (10) other revenues. Other income combined with rental income on operating leases is defined as Non-interest income.

Regulatory Credit Classifications used by CIT are as follows:

- Pass – These assets do not meet the criteria for classification in one of the other categories;

- Special Mention – These assets exhibit potential weaknesses that deserve management’s close attention and if left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects;

- Substandard – These assets are inadequately protected by the current sound worth and paying capacity of the borrower, and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected;

- Doubtful – These assets have weaknesses that make collection or liquidation in full unlikely on the basis of current facts, conditions, and values and

- Loss – These assets are considered uncollectible and of little or no value and are generally charged off.

Classified assets are rated as substandard, doubtful and loss and range from: (1) assets that exhibit a well-defined weakness and are inadequately protected by the current sound worth and paying capacity of the borrower, and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected to (2) assets with weaknesses that make collection or liquidation in full unlikely on the basis of current facts, conditions, and values. Assets in this classification can be accruing or on non-accrual depending on the evaluation of these factors. Classified loans plus special mention loans are considered criticized loans.

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

Tangible Capital excludes goodwill and intangible assets. We use tangible capital in measuring tangible book value and tangible book value per share.

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

Total Return Swap (“TRS”) is a swap where one party agrees to pay the other the “total return” of a defined underlying asset (e.g., a loan), usually in return for receiving a stream of LIBOR-based cash flows. The total returns of the asset, including interest and any default shortfall, are passed through to the counterparty. The counterparty is therefore assuming the risks and rewards of the underlying asset.

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

CIT ANNUAL REPORT 2014    19

Item 1A. Risk Factors

The operation of our business, and the economic and regulatory climate in the U.S. and other regions of the world involve various elements of risk and uncertainty. You should carefully consider the risks and uncertainties described below before making a decision whether to invest in the Company. This is a discussion of the risks that we believe are material to our business and does not include all risks, material or immaterial, that may possibly affect our business. Any of the following risks, as well as additional risks that are presently unknown to us or that we currently deem immaterial, could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Our Strategy and Business Plan

If the assumptions and analyses underlying our strategy and business plan, including with respect to market conditions, capital and liquidity, business strategy, and operations are incorrect, we may be unsuccessful in executing our strategy and business plan.

A number of strategic issues affect our business, including how we allocate our capital and liquidity, our business strategy, our funding models, and the quality and efficiency of operations. We developed our strategy and business plan based upon certain assumptions, analyses, and financial forecasts, including with respect to our capital levels, funding model, credit ratings, revenue growth, earnings, interest margins, expense levels, cash flow, credit losses, liquidity and financing sources, lines of business and scope of our international operations, acquisitions and divestitures, equipment residual values, capital expenditures, retention of key employees, and the overall strength and stability of general economic conditions. Financial forecasts are inherently subject to many uncertainties and are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. Accordingly, our actual financial condition and results of operations may differ materially from what we have forecast. If we are unable to implement our strategic initiatives effectively, we may need to refine, supplement, or modify our business plan and strategy in significant ways. If we are unable to fully implement our business plan and strategy, it may have a material adverse effect on our business, results of operations and financial condition.

We may not be able to achieve the expected benefits from acquiring a business or assets or from disposing of a business or assets, which may have an adverse effect on our business or results of operations.

As part of our strategy and business plan, we may consider engaging in business or asset acquisitions or sales to manage our business, the products and services we offer, and our asset levels, credit exposures, or liquidity position. There are a number of risks inherent in acquisition and sale transactions, including the risk that we fail to identify or to complete any of these transactions, that we enter into a transaction, but fail to complete the transaction, that we fail to sell a business or assets that are considered non-strategic or high risk, or that we complete the transaction, but fail to properly integrate the acquired company or to realize the anticipated benefits from the transaction. In 2014, CIT completed two acquisitions, Nacco and Direct Capital, and various sales, the largest being our student lending portfolio. We also entered into an agreement to acquire IMB Holdco LLC and its subsidiary, OneWest Bank, N.A., which is still pending.

If CIT engages in business acquisitions, it may be necessary to pay a premium over book and market values to complete the transaction, which may result in some dilution of our tangible book value and net income per common share. If CIT uses substantial cash or other liquid assets or incurs substantial debt to acquire a business or assets, we could become more susceptible to economic downturns and competitive pressures. Inherent uncertainties exist when integrating the operations of an acquired entity. CIT may not be able to fully achieve its strategic objectives and planned operating efficiencies in an acquisition. CIT may also be exposed to other risks inherent in an acquisition, including potential exposure to unknown or contingent liabilities, changes in our credit, liquidity, interest rate or other risk profiles, exposure to potential asset quality issues, potential disruption of our existing business and diversion of management’s time and attention, possible loss of key employees or customers of the acquired business, potential risk that certain items were not accounted for properly by the seller in accordance with financial accounting and reporting standards. In most instances, CIT and any potential acquired company will be operating pursuant to different policies, procedures, and processes, and utilizing different systems, which will require significant time, cost, and effort to integrate. If we fail to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition, or if we are unable to adequately integrate the acquired business, or experience unexpected costs, changes in our risk profile, or disruption to our business, it could have a material adverse effect on our business, financial condition, and results of operations.

CIT must generally receive regulatory approval before it can acquire a bank or BHC or for any acquisition in which the assets acquired exceeds $10 billion. We cannot be certain when or if, or on what terms and conditions, any required regulatory approval may be granted. We may be required to sell assets or business units as a condition to receiving regulatory approval. Our proposed acquisition of IMB Holdco LLC and OneWest Bank, N.A. is still subject to regulatory approval. If CIT announces an acquisition, but fails to close the transaction, whether due to a failure to obtain regulatory approvals, failure to obtain shareholder approval, a change in circumstances, or for any other reason, CIT may be exposed to potential disruption of our business, diversion of management’s time and attention, risk from a failure to diversify our business and products, and increased expenses without a commensurate increase in revenues.

As a result of economic cycles and other factors, the value of certain asset classes may fluctuate and decline below their historic cost. If CIT is holding such businesses or asset classes, we may not recover our carrying value if we sell such businesses or assets or we may end up with a higher risk exposure to specific customers, industries, asset classes, or geographic regions than we have targeted. In addition, potential purchasers may be unwilling to pay an amount equal to the face value of a loan or lease if the purchaser is concerned about the quality of our credit

Item 1A:  Risk Factors

20    CIT ANNUAL REPORT 2014

underwriting. We may not receive adequate consideration for our dispositions. These transactions, if completed, may reduce the size of our business and we may not be able to replace the lending and leasing activity associated with these businesses. As a result, future disposition of assets could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Capital and Liquidity

If we fail to maintain sufficient capital or adequate liquidity to meet regulatory capital guidelines, there could be a material adverse effect on our business, results of operations, and financial condition.

New and evolving capital and liquidity standards will have a significant effect on banks and BHCs. In July 2013, the FRB and the FDIC approved the Basel III Final Rule, which requires BHCs to maintain more and higher quality capital than in the past. In October 2014, the FRB issued a proposed rule to create a standardized minimum liquidity requirement for large and internationally active banking organizations, referred to as the “liquidity coverage ratio”, or “LCR”. The U.S. bank regulatory agencies are also expected to issue a rule implementing the net stable funding ratio, or “NSFR”, called for by the Basel III Final Framework. If we incur future losses that reduce our capital levels or affect our liquidity, we may fail to maintain our regulatory capital or our liquidity above regulatory minimums and at economically satisfactory levels. Failure to maintain the appropriate capital levels or adequate liquidity would have a material adverse effect on the Company’s financial condition and results of operations, and subject the Company to a variety of formal or informal enforcement actions, which may include restrictions on our business activities, including limiting lending and leasing activities, limiting the expansion of our business, either organically or through acquisitions, requiring the raising of additional capital, which may be dilutive to shareholders, or requiring prior regulatory approval before taking certain actions, such as payment of dividends or otherwise returning capital to shareholders. The new liquidity standards could also require CIT to hold higher levels of short-term investments, thereby reducing our ability to invest in longer-term or less liquid assets. If we are unable to meet any of these capital or liquidity standards, it may have a material adverse effect on our business, results of operations and financial condition.

If we fail to maintain adequate liquidity or to generate sufficient cash flow to satisfy our obligations as they come due, whether due to a downgrade in our credit ratings or for any other reasons, it could materially adversely affect our future business operations.

CIT’s liquidity is essential for the operation of our business. Our liquidity, and our ability to issue debt in the capital markets or fund our activities through bank deposits, could be affected by a number of factors, including market conditions, our capital structure and capital levels, our credit ratings, and the performance of our business. An adverse change in any of those factors, and particularly a downgrade in our credit ratings, could negatively affect CIT’s liquidity and competitive position, increase our funding costs, or limit our access to the capital markets or deposit markets. Further, an adverse change in the performance of our business could have a negative impact on our operating cash flow. CIT’s credit ratings are subject to ongoing review by the rating agencies, which consider a number of factors, including CIT’s own financial strength, performance, prospects, and operations, as well as factors not within our control, including conditions affecting the financial services industry generally. There can be no assurance that we will maintain or increase our current ratings, which currently are not investment grade. If we experience a substantial, unexpected, or prolonged change in the level or cost of liquidity, or fail to generate sufficient cash flow to satisfy our obligations, it could adversely affect our business, financial condition, or results of operations.

Our business may be adversely affected if we fail to successfully expand our sources of deposits at CIT Bank.

CIT Bank currently does not have a branch network and relies on its online bank, brokered deposits, and certain deposit sweep accounts to raise deposits. Our ability to obtain deposit funding and offer competitive interest rates on deposits is dependent on CIT Bank’s capital levels. Federal banking law generally prohibits a bank from accepting, renewing or rolling over brokered deposits, unless the bank is well-capitalized or it is adequately capitalized and obtains a waiver from the FDIC. There are also restrictions on interest rates that may be paid by banks that are less than well capitalized, under which such a bank generally may not pay an interest rate on any deposit of more than 75 basis points over the national rate published by the FDIC unless the FDIC determines that the bank is operating in a high-rate area. Continued expansion of CIT Bank’s retail online banking platform to diversify the types of deposits that it accepts may require significant time, effort, and expense to implement. We have agreed to acquire OneWest Bank, which has a retail branch network, but that transaction is subject to regulatory approval, which may not be obtained. We are likely to face significant competition for deposits from larger BHCs who are similarly seeking larger and more stable pools of funding. If CIT Bank fails to expand and diversify its deposit-taking capability, it could have an adverse effect on our business, results of operations, and financial condition.

Risks Related to Regulatory Obligations

We could be adversely affected by the additional banking regulations imposed on SIFIs when we complete the proposed acquisition of IMB Holdco LLC and OneWest Bank.

We have agreed to acquire IMB Holdco LLC and its subsidiary, OneWest Bank, a national bank regulated by the OCC, with CIT Bank merging into OneWest Bank, which will be renamed CIT Bank, N.A. If the transaction receives regulatory approval and is completed, CIT will exceed the $50 billion threshold for designation as a systemically important financial institution (SIFI) in the quarter in which the transaction closes and will become subject to the FRB regulations applicable to SIFIs, generally within four quarters or less of the closing. There are a number of regulations that are applicable to SIFIs (the “SIFI Rules”) that are not applicable to smaller banking organizations, including but not limited to enhanced rules on capital plans and stress testing, enhanced governance standards, enhanced liquidity requirements, enhanced reporting requirements, and a requirement to develop a resolution plan. Each of the SIFI Rules will require CIT to dedicate significant time, effort, and expense to comply with the enhanced standards and requirements. If we fail to develop at a reasonable cost the systems and processes necessary to comply

CIT ANNUAL REPORT 2014    21

with the enhanced standards and requirements imposed by the SIFI Rules, it could have a material adverse effect on our business, financial condition, or results of operations.

Our business is subject to significant government regulation and supervision and we could be adversely affected by banking or other regulations, including new regulations or changes in existing regulations or the application thereof.

The financial services industry, in general, is heavily regulated. We are subject to the comprehensive, consolidated supervision of the FRB, including risk-based and leverage capital requirements and information reporting requirements. In addition, CIT Bank is subject to supervision by the FDIC and UDFI, including risk-based capital requirements and information reporting requirements. This regulatory oversight is established to protect depositors, federal deposit insurance funds and the banking system as a whole, and is not intended to protect debt and equity security holders. If we fail to satisfy regulatory requirements applicable to bank holding companies that have elected to be treated as financial holding companies, our financial condition and results of operations could be adversely affected, and we may be restricted in our ability to undertake certain capital actions (such as declaring dividends or repurchasing outstanding shares) or engage in certain activities or acquisitions. In addition, our banking regulators have significant discretion in the examination and enforcement of applicable banking statutes and regulations, and may restrict our ability to engage in certain activities or acquisitions, or may require us to maintain more capital.

Proposals for legislation to further regulate, restrict, and tax certain financial services activities are continually being introduced in the United States Congress and in state legislatures. The Dodd-Frank Act, which was adopted in 2010, constitutes the most wide-ranging overhaul of financial services regulation in decades, including provisions affecting, among other things, (i) corporate governance and executive compensation of companies whose securities are registered with the SEC, (ii) FDIC insurance assessments based on asset levels rather than deposits, (iii) minimum capital levels for BHCs, (iv) derivatives activities, proprietary trading, and private investment funds offered by financial institutions, and (v) the regulation of large financial institutions. In addition, the Dodd-Frank Act established additional regulatory bodies, including the FSOC, which is charged with identifying systemic risks, promoting stronger financial regulation, and identifying those non-bank companies that are “systemically important”, and the CFPB, which has broad authority to examine and regulate a federal regulatory framework for consumer financial protection. The agencies regulating the financial services industry periodically adopt changes to their regulations and are still finalizing regulations to implement various provisions of the Dodd-Frank Act. In recent years, regulators have increased significantly the level and scope of their supervision and regulation of the financial services industry. We are unable to predict the form or nature of any future changes to statutes or regulation, including the interpretation or implementation thereof. Such increased supervision and regulation could significantly affect our ability to conduct certain of our businesses in a cost-effective manner, restrict the type of activities in which we are permitted to engage, or subject us to stricter and more conservative capital, leverage, liquidity, and risk management standards. Any such action could have a substantial impact on us, significantly increase our costs, limit our growth opportunities, affect our strategies and business operations and increase our capital requirements, and could have an adverse effect on our business, financial condition and results of operations.

Our Aerospace, Rail, Maritime, and other equipment financing operations are subject to various laws, rules, and regulations administered by authorities in jurisdictions where we do business. In the U.S., our equipment leasing operations, including for aircraft, railcars, ships, and other equipment, are subject to rules and regulations relating to safety, operations, maintenance, and mechanical standards promulgated by various federal and state agencies and industry organizations, including the U.S. Department of Transportation, the Federal Aviation Administration, the Federal Railroad Administration, the Association of American Railroads, the Maritime Administration, the U.S. Coast Guard, and the U.S. Environmental Protection Agency. In addition, state agencies regulate some aspects of rail and maritime operations with respect to health and safety matters not otherwise preempted by federal law. Our business operations and our equipment leasing portfolios may be adversely impacted by rules and regulations promulgated by governmental and industry agencies, which could require substantial modification, maintenance, or refurbishment of our aircraft, railcars, ships, or other equipment, or potentially make such equipment inoperable or obsolete. Violations of these rules and regulations can result in substantial fines and penalties, including potential limitations on operations or forfeitures of assets.

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

Item 1A:  Risk Factors

22    CIT ANNUAL REPORT 2014

exposure due to CIT. There is no assurance that any such losses would not adversely affect, possibly materially, CIT.

We may be restricted from paying dividends or repurchasing our common stock.

CIT is a legal entity separate and distinct from its subsidiaries, including CIT Bank, and relies on dividends from its subsidiaries for a significant portion of its cash flow. Federal banking laws and regulations limit the amount of dividends that CIT Bank can pay. BHCs with assets in excess of $50 billion must develop and submit to the FRB for review an annual capital plan detailing their plans for the payment of dividends on their common or preferred stock or the repurchase of common stock. Although our assets currently are less than $50 billion, we will exceed the $50 Billion SIFI Threshold and become subject to the capital plan requirement if the OneWest Transaction is approved and completed. Once subject to this requirement, if our capital plan were not approved or if we do not satisfy applicable capital requirements, our ability to undertake capital actions may be restricted. Furthermore, we still consult with the FRBNY prior to declaring dividends on our common stock or implementing a plan to repurchase our common stock. We cannot determine whether the FRBNY will object to future capital returns.

Risks Related to the Operation of Our Businesses

Revenue growth from new business initiatives and expense reductions from efficiency improvements may not be achieved.

As part of its ongoing business, CIT from time to time enters into new business initiatives. In addition, CIT from time to time has targeted certain expense reductions in its business. The new business initiatives may not be successful in increasing revenue, whether due to significant levels of competition, lack of demand for services, lack of name recognition or a record of prior performance, or otherwise, or may require higher expenditures than anticipated to generate new business volume. The expense initiatives may not reduce expenses as much as anticipated, whether due to delays in implementation, higher than expected or unanticipated costs of implementation, increased costs for new regulatory obligations, or for other reasons. If CIT is unable to achieve the anticipated revenue growth from its new business initiatives or the projected expense reductions from efficiency improvements, its results of operations and profitability may be adversely affected.

Our Commercial Aerospace business is concentrated by industry and any downturn in that industry may have a material adverse effect on our business.

Most of our business is diversified by customer, industry, and geography. However, although our Commercial Aerospace business is diversified by customer and geography, it is concentrated in one industry and represents 29% of our financing and leasing assets. If there is a significant downturn in commercial air travel, it could have a material adverse effect on our business and results of operations.

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

The quality of our financing and leasing assets depends on the creditworthiness of our customers and their ability to fulfill their obligations to us. We maintain a consolidated allowance for loan losses on our financing and leasing assets to provide for loan defaults and non-performance. The amount of our allowance reflects management’s judgment of losses inherent in the portfolio. However, the economic environment is dynamic, and our portfolio credit quality could decline in the future.

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

CIT ANNUAL REPORT 2014    23

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

Our financing and leasing assets include a significant portion of leased equipment, including but not limited to aircraft, railcars and locomotives, technology and office equipment, and medical equipment. The realization of equipment values (residual values) during the life and at the end of the term of a lease is an important element in the profitability of our leasing business. At the inception of each lease, we record a residual value for the leased equipment based on our estimate of the future value of the equipment at the end of lease term or end of equipment estimated useful life.

If the market value of leased equipment decreases at a rate greater than we projected, whether due to rapid technological or economic obsolescence, unusual wear and tear on the equipment, excessive use of the equipment, recession or other adverse economic conditions, or other factors, it would adversely affect the current values or the residual values of such equipment.

Further, certain equipment residual values, including commercial aerospace residuals, are dependent on the manufacturers’ or vendors’ warranties, reputation, and other factors, including market liquidity. Residual values for certain equipment, including aerospace, rail, and medical equipment, may also be affected by changes in laws or regulations that mandate design changes or additional safety features. In addition, we may not realize the full market value of equipment if we are required to sell it to meet liquidity needs or for other reasons outside of the ordinary course of business. Consequently, there can be no assurance that we will realize our estimated residual values for equipment.

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

24    CIT ANNUAL REPORT 2014

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

In addition to our equity capital, we rely on borrowed money from unsecured debt, secured debt, and deposits to fund our business. We derive the bulk of our income from net finance revenue, which is the difference between interest and rental income on our financing and leasing assets and interest expense on deposits and other borrowings, depreciation on our operating lease equipment and maintenance and other operating lease expenses. Prevailing economic conditions, the trade, fiscal, and monetary policies of the federal government and the policies of various regulatory agencies all affect market rates of interest and the availability and cost of credit, which in turn significantly affects our net finance revenue. Volatility in interest rates can also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as federal government and corporate securities and other investment vehicles, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than financial institutions.

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

Given the high percentage of our financing and leasing assets represented directly or indirectly by loans and leases, and the importance of lending and leasing to our overall business, weak economic conditions are likely to have a negative impact on our business and results of operations. Prolonged economic weakness or other adverse economic or financial developments in the U.S. or global economies in general, or affecting specific industries, geographic locations and/or products, would likely adversely impact credit quality as borrowers may fail to meet their debt payment obligations, particularly customers with highly leveraged loans. Adverse economic conditions have in the past and could in the future result in declines in collateral values, which also decreases our ability to fund against collateral. This would result in higher levels of nonperforming loans, net charge-offs, provision for credit losses, and valuation adjustments on

CIT ANNUAL REPORT 2014    25

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

We compete on the basis of pricing (including the interest rates charged on loans or paid on deposits and the pricing for equipment leases), product terms and structure, the range of products and services offered, and the quality of customer service (including convenience and responsiveness to customer needs and concerns). The ability to access and use technology is an increasingly important competitive factor in the financial services industry, and it is a critically important component to customer satisfaction as it affects our ability to deliver the right products and services.

If we are unable to address the competitive pressures that we face, we could lose market share. On the other hand, if we meet those competitive pressures, it is possible that we could incur significant additional expense, experience lower returns due to compressed net finance revenue, and/or incur increased losses due to less rigorous risk standards.

We could be adversely affected by changes in tax laws and regulations or the interpretations of such laws and regulations

We are subject to the income tax laws of the U.S., its states and municipalities and those of the foreign jurisdictions in which we have business operations. These tax laws are complex and may be subject to different interpretations. We must make judgments and interpretations about the application of these inherently complex tax laws when determining our provision for income taxes, our deferred tax assets and liabilities, and our valuation allowance. Changes to the tax laws, administrative rulings or court decisions could increase our provision for income taxes and reduce our net income.

In all likelihood, changes to the U.S. tax laws and regulations will occur within the next few years. While impossible to predict, governments’ need for additional revenue makes it likely that there will be continued proposals to change tax rules in ways that could increase our effective tax rate. In addition, these changes could include a widening of the corporate tax base by including earnings from international operations. Such changes to the tax laws could have a material impact on our income tax expense and deferred tax balances.

Conversely, should these amendments to the tax laws reduce our effective tax rate, the value of our deferred tax asset would decline resulting in a charge to our net income during the period in which the amendment is enacted. In addition, the value assigned to our deferred tax assets is dependent upon our ability to generate future taxable income. If we are not able to do so, we may need to increase our valuation allowance for deferred tax assets with a corresponding charge recorded to net income.

These changes could affect our regulatory capital ratios as calculated in accordance with the Basel III Final Rule that became effective for us on January 1, 2015. The exact impact is dependent upon the effects an amendment has on our net deferred tax assets arising from net operating loss and tax credit carry-forwards, versus our net deferred tax assets related to temporary timing differences, as the former is deduction from capital (the numerator to the ratios), while the latter is included in risk-weighted assets (the denominator). See “Regulation — Banking Supervision and Regulation — Capital Requirements” section of Item 1. Business Overview and for further discussion regarding the impact of deferred tax assets on regulatory capital.

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

Item 1A:  Risk Factors

26    CIT ANNUAL REPORT 2014

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

The financial services industry is continually undergoing rapid technological change with frequent introduction of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our continued success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that satisfy customer demands and create efficiencies in our operations. If we are unable to effectively implement new technology-driven products and services that allow us to remain competitive or be successful in marketing these products and services to our customers, it may have a material adverse effect on our business.

We could be adversely affected by information security breaches or cyber security attacks.

Information security risks for large financial institutions such as CIT have generally increased in recent years, in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties, some of which may be linked to terrorist organizations or hostile foreign governments. Our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. Our businesses rely on our digital technologies, computer and email systems, software, and networks to conduct their operations. Our technologies, systems, networks, and our customers’ devices may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of CIT’s or our customers’ confidential, proprietary and other information, or otherwise disrupt CIT’s or its customers’ or other third parties’ business operations.

Recently, there have been several well-publicized attacks on retailers and financial services companies in which the perpetrators gained unauthorized access to confidential information and customer data, often through the introduction of computer viruses or malware, cyber attacks, phishing, or other means. There have also been a series of apparently related denial of service attacks on large financial services companies. In a denial of service attack, hackers flood commercial websites with extraordinarily high volumes of traffic, with the goal of disrupting the ability of commercial enterprises to process transactions and possibly making their websites unavailable to customers for extended periods of time. We recently experienced denial of service attacks that targeted a third party service provider that provides software and customer services with respect to our online deposit taking activities, which resulted in temporary disruptions in customers’ ability to perform online banking transactions, although no customer data was lost or compromised. Even if not directed at CIT specifically, attacks on

CIT ANNUAL REPORT 2014    27

other entities with whom we do business or on whom we otherwise rely or attacks on financial or other institutions important to the overall functioning of the financial system could adversely affect, directly or indirectly, aspects of our business.

Since January 1, 2012, we have not experienced any material information security breaches involving either proprietary or customer information. However, if we experience cyber attacks or other information security breaches in the future, either the Company or its customers may suffer material losses. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the prominent size and scale of CIT and its role in the financial services industry, our plans to continue to implement our online banking channel strategies and develop additional remote connectivity solutions to serve our customers when and how they want to be served, our expanded geographic footprint and international presence, the outsourcing of some of our business operations, and the continued uncertain global economic environment. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

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

Item 2. Properties

CIT primarily operates in North America, with additional locations in Europe, Latin America, and Asia. CIT occupies approximately 1.3 million square feet of space, the majority of which is leased.

Item 3. Legal Proceedings

CIT is currently involved, and from time to time in the future may be involved, in a number of judicial, regulatory, and arbitration proceedings relating to matters that arise in connection with the conduct of its business (collectively, “Litigation”), certain of which Litigation matters are described in Note 22 — Contingencies of Item 8. Financial Statements and Supplementary Data. In view of the inherent difficulty of predicting the outcome of Litigation matters, particularly when such matters are in their early stages or where the claimants seek indeterminate damages, CIT cannot state with confidence what the eventual outcome of the pending Litigation will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines, or penalties related to each pending matter may be, if any. In accordance with applicable accounting guidance, CIT establishes reserves for Litigation when those matters present loss contingencies as to which it is both probable that a loss will occur and the amount of such loss can be reasonably estimated. Based on currently available information, CIT believes that the results of Litigation that is currently pending, taken together, will not have a material adverse effect on the Company’s financial condition, but may be material to the Company’s operating results or cash flows for any particular period, depending in part on its operating results for that period. The actual results of resolving such matters may be substantially higher than the amounts reserved.

For more information about pending legal proceedings, including an estimate of certain reasonably possible losses in excess of reserved amounts, see Note 22 — Contingencies of Item 8. Financial Statements and Supplementary Data.

Item 4. Mine Safety Disclosures

Not applicable.

Item 1A:  Risk Factors

28    CIT ANNUAL REPORT 2014

PART TWO

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information — CIT’s common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “CIT.”

The following tables set forth the high and low reported closing prices for CIT’s common stock.

	2014		2013
Common Stock	High	Low	High	Low
First Quarter	$52.15	$45.46	$44.72	$39.04
Second Quarter	$49.89	$41.52	$47.56	$40.88
Third Quarter	$49.73	$43.50	$51.33	$46.84
Fourth Quarter	$49.45	$44.15	$52.13	$47.21

Holders of Common Stock — As of February 6, 2014, there were 111,113 beneficial holders of common stock.

Dividends — We declared the following dividends in 2014:

Declaration Date	Per Share Dividend
January	$0.10
April	$0.10
July	$0.15
October	$0.15

On January 21, 2015, the Board of Directors declared a quarterly cash dividend of $0.15 per share payable on February 27, 2015 to shareholders of record on February 13, 2015. We declared a $0.10 cash dividend on our common stock during the 2013 fourth quarter. There were no other dividends declared during 2013.

Shareholder Return — The following graph shows the annual cumulative total shareholder return for common stock during the period from December 31, 2009 to December 31, 2014. The chart also shows the cumulative returns of the S&P 500 Index and S&P Banks Index for the same period. The comparison assumes $100 was invested on December 31, 2009. Each of the indices shown assumes that all dividends paid were reinvested.

CIT STOCK PERFORMANCE DATA

CIT ANNUAL REPORT 2014    29

Securities Authorized for Issuance Under Equity Compensation Plans — Our equity compensation plans in effect following the Effective Date were approved by the Bankruptcy Court and do not require shareholder approval. Equity awards associated with these plans are presented in the following table.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plan approved by the Court	59,095	$31.23	5,185,306	*
*	Excludes the number of securities to be issued upon exercise of outstanding options and 2,293,739 shares underlying outstanding awards granted to employees and/or directors that are unvested and/or unsettled.

During 2014, we had no equity compensation plans that were not approved by the Court or by shareholders. For further information on our equity compensation plans, including the weighted average exercise price, see Item 8. Financial Statements and Supplementary Data, Note 20 — Retirement, Postretirement and Other Benefit Plans.

Issuer Purchases of Equity Securities — In January and April 2014, the Board of Directors approved the repurchase of up to $307 million and $300 million, respectively, of common stock through December 31, 2014. On July 22, 2014, the Board of Directors approved an additional repurchase of up to $500 million of common stock through June 30, 2015. Management determined the timing and amount of shares repurchased under the share repurchase authorizations based on market conditions and other considerations. The repurchases were effected via open market purchases and through plans designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The repurchased common stock is held as treasury shares and may be used for the issuance of shares under CIT’s employee stock plans.

The following table provides information related to purchases by the Company of its common shares:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Total Dollar Amount Purchased Under the Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
				(dollars in millions)	(dollars in millions)
2013(1)			4,006,941	$193.4	$—
2014 – First Quarter Purchases(2)			2,905,348	$135.6
2014 – Second Quarter Purchases(2)(3)			9,409,798	$416.3
2014 – Third Quarter Purchases(3)			2,238,147	$105.9
2014 – Fourth Quarter Purchases(3)
October 1–31, 2014	447,847	$45.76	447,847	$20.5
November 1–30, 2014	—	$—	—	—
December 1–31, 2014	2,066,508	$46.94	2,066,508	97.0
	2,514,355	$46.73	2,514,355	$117.5
Year to date – December 31, 2014(3)			17,067,648	$775.3	$326.6

(1)	Shares repurchased were subject to a $200 million total that expired on December 31, 2013.

(2)	Shares repurchased were subject to a $607 million total that expired on December 31, 2014.

(3)	Remaining share repurchases are subject to a $500 million total that expires on June 30, 2015.

Through January 31, 2015, we repurchased an additional 4.7 million of our shares for an aggregate purchase price of $212 million. After these purchases, $114 million remained of the authorized repurchase capacity that expires on June 30, 2015.

Unregistered Sales of Equity Securities — There were no sales of common stock during 2014. However, there were issuances of common stock under equity compensation plans and an employee stock purchase plan, both of which are subject to registration statements.

Item 5:  Market for Registrant’s Common Equity

30    CIT ANNUAL REPORT 2014

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

Select Data (dollars in millions)

	At or for the Years Ended December 31,
	2014	2013	2012	2011	2010
Select Statement of Operations Data
Net interest revenue	$140.3	$194.3	$(1,271.7)	$(532.3)	$542.6
Provision for credit losses	(100.1)	(64.9)	(51.4)	(269.7)	(802.1)
Total non-interest income	2,398.4	2,278.7	2,515.5	2,739.8	2,760.0
Total other expenses	(1,757.8)	(1,673.9)	(1,607.8)	(1,691.9)	(1,756.4)
Income (loss) from continuing operations	1,077.5	644.4	(535.8)	83.9	502.9
Net income (loss)	1,130.0	675.7	(592.3)	14.8	521.3
Per Common Share Data
Diluted income (loss) per common share – continuing operations	$5.69	$3.19	$(2.67)	$0.42	$2.51
Diluted income (loss) per common share	$5.96	$3.35	$(2.95)	$0.07	$2.60
Book value per common share	$50.13	$44.78	$41.49	$44.27	$44.54
Tangible book value per common share	$46.83	$42.98	$39.61	$42.23	$42.17
Dividends declared per common share	$0.50	$0.10	–	–	–
Dividend payout ratio	8.4%	3.0%	–	–	–
Performance Ratios
Return on average common stockholders’ equity	12.8%	7.8%	(7.0)%	0.2%	6.0%
Net finance revenue as a percentage of average earning assets	4.25%	4.61%	(0.09)%	2.09%	4.74%
Return on average continuing operations total assets	2.37%	1.56%	(1.38)%	0.21%	1.08%
Total ending equity to total ending assets	18.9%	18.8%	18.9%	19.6%	17.4%
Balance Sheet Data
Loans including receivables pledged	$19,495.0	$18,629.2	$17,153.1	$15,225.8	$16,612.9
Allowance for loan losses	(346.4)	(356.1)	(379.3)	(407.8)	(416.2)
Operating lease equipment, net	14,930.4	13,035.4	12,411.7	12,006.4	11,155.0
Goodwill and intangible assets, net	571.3	334.6	345.9	345.9	355.6
Total cash and short-term investments	8,223.9	7,532.5	7,477.1	8,264.3	11,070.5
Assets of discontinued operation	–	3,821.4	4,202.6	7,021.8	8,555.1
Total assets	47,880.0	47,139.0	44,012.0	45,263.4	51,453.4
Deposits	15,849.8	12,526.5	9,684.5	6,193.7	4,536.2
Long-term borrowings	18,455.8	18,484.5	18,330.9	21,743.9	29,303.9
Liabilities of discontinued operation	–	3,277.6	3,648.8	4,595.4	4,798.4
Total common stockholders’ equity	9,068.9	8,838.8	8,334.8	8,883.6	8,929.0
Credit Quality
Non-accrual loans as a percentage of finance receivables	0.82%	1.29%	1.92%	4.61%	9.73%
Net charge-offs as a percentage of average finance receivables	0.52%	0.44%	0.46%	1.70%	2.07%
Allowance for loan losses as a percentage of finance receivables	1.78%	1.91%	2.21%	2.68%	2.51%
Financial Ratios
Tier 1 Capital Ratio	14.5%	16.7%	16.2%	18.8%	19.0%
Total Capital Ratio	15.2%	17.4%	17.0%	19.7%	19.9%

CIT ANNUAL REPORT 2014    31

Average Balances(1) and Associated Income for the year ended: (dollars in millions)

	December 31, 2014			December 31, 2013			December 31, 2012
	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)
Interest bearing deposits	$5,343.0	$17.7	0.33%	$5,531.6	$16.6	0.30%	$6,420.1	$21.7	0.34%
Securities purchased under agreements to resell	242.3	1.3	0.54%	–	–	–	–	–	–
Investment securities	1,667.8	16.5	0.99%	1,886.0	12.3	0.65%	1,316.7	10.5	0.80%
Loans (including held for sale)(2)(3)
U.S.(2)	16,759.1	905.1	5.88%	14,618.0	855.3	6.40%	12,403.4	953.5	8.51%
Non-U.S.	3,269.0	285.9	8.75%	4,123.6	371.0	9.00%	4,029.1	408.3	10.13%
Total loans(2)	20,028.1	1,191.0	6.38%	18,741.6	1,226.3	7.01%	16,432.5	1,361.8	8.94%
Total interest earning assets / interest income(2)(3)	27,281.2	1,226.5	4.73%	26,159.2	1,255.2	5.04%	24,169.3	1,394.0	6.07%
Operating lease equipment, net (including held for sale)(4)
U.S.(4)	7,755.0	689.6	8.89%	6,559.0	613.1	9.35%	6,139.0	596.9	9.72%
Non-U.S.(4)	7,022.3	590.9	8.41%	6,197.1	580.6	9.37%	6,299.0	651.3	10.34%
Total operating lease equipment, net(4)	14,777.3	1,280.5	8.67%	12,756.1	1,193.7	9.36%	12,438.0	1,248.2	10.04%
Total earning assets(2)	42,058.5	$2,507.0	6.16%	38,915.3	$2,448.9	6.50%	36,607.3	$2,642.2	7.46%
Non interest earning assets
Cash due from banks	945.0			522.1			441.2
Allowance for loan losses	(349.6)			(367.8)			(405.1)
All other non-interest earning assets	2,720.5			2,215.3			2,228.2
Assets of discontinued operation	1,167.2			4,016.3			5,420.7
Total Average Assets	$46,541.6			$45,301.2			$44,292.3
Average Liabilities
Borrowings
Deposits	$13,955.8	$231.0	1.66%	$11,212.1	$179.8	1.60%	$7,707.9	$152.5	1.98%
Long-term borrowings(5)	18,582.0	855.2	4.60%	18,044.5	881.1	4.88%	19,964.5	2,513.2	12.59%
Total interest-bearing liabilities	32,537.8	$1,086.2	3.34%	29,256.6	$1,060.9	3.63%	27,672.4	$2,665.7	9.63%
Credit balances of factoring clients	1,368.5			1,258.6			1,194.4
Other non-interest bearing liabilities	2,791.7			2,638.2			2,642.7
Liabilities of discontinued operation	997.2			3,474.2			4,293.8
Noncontrolling interests	7.0			9.2			5.0
Stockholders’ equity	8,839.4			8,664.4			8,484.0
Total Average Liabilities and Stockholders’ Equity	$46,541.6			$45,301.2			$44,292.3
Net revenue spread			2.82%			2.87%			(2.17)%
Impact of non-interest bearing sources			0.67%			0.82%			2.10%
Net revenue/yield on earning assets(2)		$1,420.8	3.49%		$1,388.0	3.69%		$(23.5)	(0.07)%

(1)	The average balances presented are derived based on month end balances during the year. Tax exempt income was not significant in any of the years presented. Average rates are impacted by FSA accretion and amortization.

(2)	The rate presented is calculated net of average credit balances for factoring clients.

(3)	Non-accrual loans and related income are included in the respective categories.

(4)	Operating lease rental income is a significant source of revenue; therefore, we have presented the rental revenues net of depreciation and net of Maintenance and other operating lease expenses.

(5)	Interest and average rates include FSA accretion, including amounts accelerated due to redemptions or extinguishments, and accelerated original issue discount on debt extinguishment related to the GSI facility.

Interest income on interest bearing deposits, securities purchased under agreements to resell and investment securities was not significant in any of the years presented. Average interest bearing deposits was down reflecting the investment of cash in various types of investment securities to earn a higher yield. Investments are typically a combination of high quality debt, primarily U.S. Treasury securities, U.S. Government Agency securities, and supranational and foreign government securities that typically mature in 91 days or less. In addition, during 2014 we initiated the investment in securities purchased under agreements to resell.

Item 6:  Selected Financial Data

32    CIT ANNUAL REPORT 2014

Average rates on loans and operating lease equipment decreased from 2013 and 2012, due to new business yields that are generally lower than maturing loans, sales of higher-yielding portfolios, lower suspended depreciation, lower yield-related fees and lower FSA accretion. While interest income on loans benefited in 2014 from higher balances, interest income was down from 2013 and 2012 reflecting lower FSA accretion, which totaled $31 million in 2014, $61 million in 2013 and $212 million in 2012, change in product mix in NACF and sales of higher-yielding portfolios in NSP.

Net operating lease revenue was primarily generated from the commercial air and rail portfolios. Net operating lease revenue increased in 2014 compared to 2013, as the benefit of increased assets from the growing aerospace and rail portfolios offset lower rental rates on aircraft, higher depreciation expense reflecting asset growth, and increased maintenance and other operating lease expenses. Net operating lease revenue decreased in 2013 from 2012. Higher revenues, from the growth in the aerospace and rail portfolios, were more than offset by the increased depreciation and higher maintenance and operating lease expenses.

Rental income in 2014 increased from 2013 and 2012, reflecting the growing portfolio. On average, lease renewal rates in the rail portfolio were re-pricing slightly higher, while the commercial aircraft portfolio had been re-pricing slightly lower.

Accretion of FSA discounts on long-term borrowings increased interest expense by $53 million, $69 million and $1.5 billion for the years ended December 31, 2014, 2013 and 2012, respectively. Included in these balances are accelerated amounts related to the repayment of certain debt securities. The 2012 accelerated debt FSA accretion resulted from repayments of $15 billion of Series A and C Notes that was repaid in the first three quarters and $1.0 billion of secured debt repaid in the last quarter of 2012.

As a result of our debt redemption activities and the increased proportion of deposits to total funding, we reduced weighted average coupon rates of outstanding deposits and long-term borrowings to 3.11% at December 31, 2014 from 3.33% at December 31, 2013 and 3.52% at December 31, 2012.

The weighted average coupon rate of long-term borrowings at December 31, 2014 was 4.32%, compared to 4.47% at December 31, 2013 and 4.45% at December 31, 2012. Long-term borrowings consist of unsecured and secured debt. The weighted average coupon rate of unsecured long-term borrowings at December 31, 2014 was 5.00%, compared to 5.11% at December 31, 2013 and 5.12% at December 31, 2012. The weighted average coupon rate of secured long-term borrowings at December 31, 2014 was 3.10%, compared to 3.12% at December 31, 2013 and 3.23% at December 31, 2012.

Deposits have increased, both in dollars and proportion of total CIT funding to 46% at December 31, 2014, compared to 40% at December 31, 2013 and 35% at December 31, 2012. The weighted average coupon rate of total CIT deposits at December 31, 2014 was 1.69%, compared to 1.65% at December 31, 2013 and 1.75% at December 31, 2012.

The table below disaggregates CIT’s year-over-year changes (2014 versus 2013 and 2013 versus 2012) in net interest revenue and operating lease margins as presented in the preceding tables between volume (level of lending or borrowing) and rate (rates charged customers or incurred on borrowings). See “Net Finance Revenue” section for further discussion.

Changes in Net Finance Revenue (dollars in millions)

	2014 Compared to 2013			2013 Compared to 2012
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
	Volume	Rate	Net	Volume	Rate	Net
Interest Income
Loans (including held for sale)
U.S.	$125.9	$(76.1)	$49.8	$141.7	$(239.9)	$(98.2)
Non-U.S.	(74.8)	(10.3)	(85.1)	8.5	(45.8)	(37.3)
Total loans	51.1	(86.4)	(35.3)	150.2	(285.7)	(135.5)
Interest bearing deposits	(0.6)	1.7	1.1	(2.7)	(2.4)	(5.1)
Securities purchased under agreements to resell	1.3	–	1.3	–	–	–
Investments	(2.2)	6.4	4.2	3.7	(1.9)	1.8
Interest income	49.6	(78.3)	(28.7)	151.2	(290.0)	(138.8)
Operating lease equipment, net (including held for sale)(1)	175.7	(88.9)	86.8	29.7	(84.2)	(54.5)
Interest Expense
Interest on deposits	45.5	5.7	51.2	56.1	(28.8)	27.3
Interest on long-term borrowings(2)	24.7	(50.6)	(25.9)	(93.7)	(1,538.4)	(1,632.1)
Interest expense	70.2	(44.9)	25.3	(37.6)	(1,567.2)	(1,604.8)
Net finance revenue	$155.1	$(122.3)	$32.8	$218.5	$1,193.0	$1,411.5

(1)	Operating lease rental income is a significant source of revenue; therefore, we have presented the net revenues.

(2)	Includes acceleration of FSA accretion resulting from redemptions or extinguishments and accelerated original issue discount on debt extinguishment related to the TRS facility.

CIT ANNUAL REPORT 2014    33

Average Daily Long-term Borrowings Balances and Rates (dollars in millions)

	Years Ended
	December 31, 2014			December 31, 2013			December 31, 2012
Unsecured	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)
Revolving Credit Facility(1)	$–	$14.1	–	$–	$15.6	–	$284.1	$18.6	6.56%
Senior Unsecured Notes	12,382.9	635.0	5.13%	12,107.0	660.0	5.45%	12,957.2	1,613.8	12.45%
Secured borrowings	6,184.0	206.1	3.33%	5,938.8	205.5	3.46%	6,121.9	197.0	3.22%
Series A Notes	–	–	–	–	–	–	856.2	683.8	79.86%
Total Long-term Borrowings	$18,566.9	$855.2	4.61%	$18,045.8	$881.1	4.88%	$20,219.4	$2,513.2	12.43%

(1)	Interest expense and average rate includes Facility commitment fees and amortization of Facility deal costs.

Item 6:  Selected Financial Data

34    CIT ANNUAL REPORT 2014

Item 7: Management’s Discussion and Analysis of Financial Condition and Results
of Operations and

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

BACKGROUND

CIT Group Inc., together with its subsidiaries (“we”, “our”, “CIT” or the “Company”) has provided financial solutions to its clients since its formation in 1908. We provide financing, leasing and advisory services principally to middle market companies in a wide variety of industries primarily in North America, and equipment financing and leasing solutions to the transportation industry worldwide. We had over $35 billion of financing and leasing assets at December 31, 2014. CIT became a bank holding company (“BHC”) in December 2008 and a financial holding company (“FHC”) in July 2013.

CIT is regulated by the Board of Governors of the Federal Reserve System (“FRB”) and the Federal Reserve Bank of New York (“FRBNY”) under the U.S. Bank Holding Company Act of 1956. CIT Bank (the “Bank”), a wholly-owned subsidiary, is a Utah state chartered bank located in Salt Lake City that offers commercial financing and leasing products as well as a suite of savings options and is subject to regulation by the Federal Depository Insurance Corporation (“FDIC”) and the Utah Department of Financial Institutions (“UDFI”).

On July 22, 2014, we announced that we had entered into a definitive agreement and plan of merger to acquire IMB Holdco LLC, the parent company of OneWest Bank, N.A. (“OneWest Bank”) for approximately $3.4 billion (the “OneWest Transaction”), consisting of approximately $2 billion in cash and 31.3 million shares of CIT Group Inc. common stock, which had a value of $1.4 billion at the time of the announcement, but will vary depending upon the share price at the time of closing. IMB Holdco is regulated by the FRB and OneWest Bank is regulated by the Office of the Comptroller of the Currency, U.S. Department of the Treasury (“OCC”). The OneWest Transaction is subject to certain customary closing conditions and regulatory approval by the FRB and the OCC, but not shareholder vote. See Pending Acquisition included in Part I Item 1. Business Overview for further discussion of the transaction.

The consolidated financial statements include the effects of adopting Fresh Start Accounting (“FSA”) upon the Company’s emergence from bankruptcy on December 10, 2009, based on a convenience date of December 31, 2009, as required by U.S. GAAP. Accretion and amortization of certain FSA adjustments are included in the consolidated Statements of Operations, primarily impacting discussions on Net Finance Revenue, and were more prominent in prior years. See Fresh Start Accounting and Note 1 – Business and Summary of Significant Accounting Policies in Item 8 Financial Statements and Supplementary Data for further discussion.

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

SEGMENT REORGANIZATION

In December 2013, we announced organization changes that became effective January 1, 2014. In conjunction with management’s plans to (i) realign and simplify its businesses and organizational structure, (ii) streamline and consolidate certain business processes to achieve greater operating efficiencies, and (iii) leverage CIT’s operational capabilities for the benefit of its clients and customers, CIT manages its business and reports its financial results in three operating segments (the “New Segments”): (1) Transportation & International Finance (“TIF”); (2) North American Commercial Finance (“NACF”); and (3) Non-Strategic Portfolios (“NSP”). See Note 25 — Business Segment Information in Item 8 Financial Statements and Supplementary Data for additional information relating to the reorganization.

DISCONTINUED OPERATION

On April 25, 2014, the Company completed the sale of the student lending business, which consisted of a portfolio of U.S. Government-guaranteed student loans that was in run-off, along with certain secured debt and servicing rights. As a result, the student lending business is reported as a discontinued operation and all data included has been adjusted to reflect this presentation. Income from the discontinued operation of $52 million for 2014 reflected the benefit of proceeds received in excess of the net carrying value of assets and liabilities sold.

The business was previously included in the NSP segment. During the 2013 fourth quarter, management determined that it no longer had the intent to hold these assets until maturity and transferred the portfolio to assets held for sale (“AHFS”). See Note 2 — Acquisition and Disposition Activities in Item 8 Financial Statements and Supplementary Data for additional information relating to the discontinued operation.

The following sections reflect the New Segments and discontinued operation. Unless specifically noted, the discussions and data presented throughout the following sections reflect CIT balances on a continuing operations basis.

2014 FINANCIAL OVERVIEW

As discussed below, our 2014 operating results reflected increased business activity that resulted in asset growth, continued credit quality metrics at cyclical lows and strategic business decisions that elevated operating expenses.

Net income for 2014 totaled $1,130 million, $5.96 per diluted share, compared to $676 million, $3.35 per diluted share for 2013 and a net loss of $592 million for 2012, $2.95 per diluted share. Income from continuing operations (after taxes) for 2014 totaled $1,078 million, $5.69 per diluted share, compared to $644 million, $3.19 per diluted share for 2013 and a loss of $536 million, $2.67 per diluted share, in 2012.

Net income for 2014 included $419 million, $2.21 per diluted share, of income tax benefits associated with partial reversals of valuation allowances on certain domestic and international deferred tax assets. In addition, the tax provision benefited by approximately $30 million related to the acquisition of Direct Capital. Net income also reflected continued high level of impairment charges related to the progress

CIT ANNUAL REPORT 2014    35

made exiting certain portfolios. The net loss in 2012 included $1.3 billion (pre-tax) of debt redemption charges and OID acceleration, resulting from significant extinguishments of high cost debt.

Income from continuing operations, before provision for income taxes totaled $681 million for 2014, down from $734 million for 2013 and improved from a pre-tax loss in 2012. As detailed in the following table, adjusted pre-tax income, excluding debt redemption charges and loss on debt extinguishments(1), was down from both 2013 and 2012. The 2014 pre-tax results were dampened by impairment charges on AHFS, mostly related to international assets in the NSP segment, and an increase in the provision for credit losses. The 2013 decline from 2012 reflected a lower benefit from FSA accretion and a decline in other income, partially offset by improved funding costs.

The following table presents pre-tax results adjusted for debt redemption charges, a non-GAAP measurement.

Pre-tax Income (Loss) from Continuing Operations Excluding Debt Redemption Charges (dollars in millions)

	Years Ended December 31,
	2014	2013	2012
Pre-tax income/(loss) from continuing operations	$680.8	$734.2	$(415.4)
Accelerated FSA net discount/(premium) on debt extinguishments and repurchases	34.7	34.6	1,294.9
Debt related – loss on debt extinguishments	3.5	–	61.2
Accelerated OID on debt extinguishments related to the GSI facility	(42.0)	(5.2)	(6.9)
Debt redemption charges and OID acceleration	(3.8)	29.4	1,349.2
Pre-tax income from continuing operations – excluding debt redemption charges and OID acceleration(1)	$677.0	$763.6	$933.8

Net finance revenue(2) (“NFR”) was $1.4 billion in 2014, slightly up from 2013 and up from ($23) million in 2012. Growth in Average earning assets(3) (“AEA”) and improved funding costs increased NFR in 2014 and 2013. The negative NFR for 2012 was driven by the acceleration of FSA discount accretion resulting from extinguishments of over $15 billion high cost debt. AEA was $33.4 billion in 2014, up from $30.1 billion in 2013 and from $27.6 billion in 2012.

Net Finance Margin (“NFM”) for 2014 was at the high-end of our near-term outlook benefiting from lower funding costs and continued prepayment benefits, which was offset by portfolio re-pricing. NFM excluding debt redemption charges(4) was 4.23% for 2014, down from 4.71% for 2013 and 4.58% in 2012. The reduction from 2013 primarily reflects portfolio re-pricing, the sale of higher-yielding asset portfolios, and declines in net FSA accretion, partially offset by improved funding costs. While other institutions may use net interest margin (“NIM”), defined as interest income less interest expense, we discuss NFM, which includes operating lease rental revenue and depreciation expense, due to their significant impact on revenue and expense. Net operating lease revenue was up modestly from 2013 and 2012, as increased revenue earned on higher average assets and consistently high aircraft and railcar utilization rates offset higher depreciation expense and maintenance and other operating lease expenses and lower aerospace remarketing lease rates.

Provision for credit losses for 2014 was $100 million, up from $65 million last year and $51 million in 2012, reflecting lower recoveries and higher non-specific reserves, primarily due to asset growth. The allowance for loan losses as a percent of finance receivables was 1.78%, 1.91% and 2.21% as of December 31, 2014, 2013 and 2012, respectively.

Other income of $305 million decreased from $381 million in 2013 and $615 million in 2012, largely due to reduced gains on assets sold and higher losses on derivative and foreign currency exchange.

Operating expenses were $942 million, down from $970 million in 2013 and up from $894 million in 2012. Operating expenses excluding restructuring costs(5) were $910 million, $933 million and $871 million for 2014, 2013 and 2012, respectively. The decline from 2013 was due to the $50 million tax agreement settlement charge in that year. Absent that charge, operating expenses excluding restructuring costs increased by 3% from 2013, as a result of integration-related costs and additional employee costs associated with the Direct Capital and Nacco acquisitions, which were partially offset by expense reduction initiatives. Headcount at December 31, 2014, 2013 and 2012 was approximately 3,360, 3,240, and 3,560, respectively, with the current year increase reflecting the headcount associated with the noted acquisitions.

Provision for income taxes was a benefit of $398 million in 2014 reflecting $375 million relating to a partial reversal of the U.S. Federal deferred tax asset valuation allowance, approximately $44 million related to the reversal of valuation allowance for certain international net deferred tax assets, approximately $30 million benefit related to the acquisition of Direct Capital, and net income tax expense on state and international earnings. Beginning in 2015, the Company expects to report deferred income tax expense on its domestic earnings after the above mentioned partial release of its domestic valuation allowances on net deferred tax assets. Management expects that this will result in a global effective tax rate in the range of 30-35%. The provision for income taxes was $84 million for 2013 and $117 million for 2012, as described in “Income Taxes” section.

Total assets of continuing operations(6) at December 31, 2014 were $47.9 billion, up from $43.3 billion at December 31, 2013 and $39.8 billion at December 31, 2012. Financing and leasing assets (“FLA”)

(1)	Pre-tax income from continuing operations excluding debt redemption charges and loss on debt extinguishments is a non-GAAP measure. See “Non-GAAP Financial Measurements” for reconciliation of non-GAAP to GAAP financial information.

(2)	Net finance revenue is a non-GAAP measure; see “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

(3)	Average earning assets is a non-GAAP measure; see “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

(4)	Net finance margin excluding debt redemption charges is a non-GAAP measure. See “Non-GAAP Financial Measurements” for reconciliation of non-GAAP to GAAP financial information. Debt redemption charges include accelerated fresh start accounting debt discount amortization, accelerated original issue discount (“OID”) on debt extinguishment related to the GSI facility, and prepayment costs.

(5)	Operating expenses excluding restructuring charges is a non-GAAP measure; see “Non-GAAP Financial Measurements” for reconciliation of non-GAAP to GAAP financial information.

(6)	Total assets from continuing operations is a non-GAAP measure. See “Non-GAAP Measurements” for reconciliation of non-GAAP to GAAP financial information.

Item 7:  Management’s Discussion and Analysis

36    CIT ANNUAL REPORT 2014

increased to $35.6 billion, up from $32.7 billion at December 31, 2013, and $30.2 billion at December 31, 2012, as new origination volume and business acquisitions more than offset collections and sales. Cash totaled $7.1 billion, compared to $6.0 billion at December 31, 2013 and $6.7 billion at December 31, 2012. Investment securities and securities purchased under resale agreements totaled $2.2 billion at December 31, 2014, compared to $2.6 billion and $1.1 billion at December 31, 2013 and 2012, respectively. During February 2015, $1.2 billion of cash was used to repay maturing unsecured notes.

Credit metrics remained at or near cycle lows. Non-accrual balances declined to $161 million (0.82% of finance receivables) at December 31, 2014 from $241 million (1.29%) a year ago and $330 million (1.92%) at December 31, 2012. Net charge-offs in 2014 increased due to lower recoveries and loans transferred to AHFS. Net charge-offs were $99 million (0.52% of average finance receivables (AFR)) and included $43 million related to loans transferred to AHFS, compared to $81 million (0.44%), which included $39 million related to loans transferred to AHFS, in 2013 and $74 million (0.46%) in 2012.

2014 PRIORITIES

Our priorities in 2014 focused on achieving our profitability targets by growing earning assets and managing expenses, growing CIT Bank assets and deposits, and returning capital to our shareholders.

1.	Grow Earning Assets

We grew earning assets, organically and through acquisitions, by focusing on existing products and markets as well as newer initiatives.

-	Financing and leasing assets (“FLA”) totaled $35.6 billion, up from $32.7 billion at December 31, 2013. TIF and NACF comprise the vast majority of the assets and totaled $35.3 billion, up $3.9 billion from December 31, 2013, driven by solid origination volumes, supplemented by $1.2 billion of financing and leasing assets from acquisitions (at the time of the acquisitions). NSP makes up the remaining balance of FLA, which declined $0.9 billion during 2014, and is expected to continue to decline as portfolios are sold or liquidated.

2.	Achieve Profit Targets

The 2014 pre-tax return on AEA was 2.04%, slightly above our near-term outlook of approximately 2.00%.

-	NFM of 4.25% was at the high end of our near-term outlook range of 3.75%-4.25%, benefiting from lower funding costs, suspended depreciation, interest recoveries and prepayments, but pressured by portfolio re-pricing.

-	Other Income remained within our near-term outlook range of 0.75%-1.00% but was impacted by impairment charges on AHFS.

-	Operating expenses were $942 million, including restructuring charges of $31 million. Excluding restructuring charges, operating expenses were 2.73% of AEA, above the near-term outlook range of 2.00%-2.50%, but improved from 2013. 2014 included costs associated with our Non-Strategic Portfolios as well as elevated costs from our strategic repositioning, including the Direct Capital and Nacco acquisitions, the OneWest integration planning and international exits.

-	We made significant progress exiting low-return portfolios in 2014. We exited all the sub-scale portfolios in Asia, Europe and several in Latin America, as well as our Small Business Lending (“SBL”) and Student Loan (“SLX”) portfolios. In addition, we sold a TIF international loan portfolio in the U.K., and transferred another to AHFS.

3.	Expand Bank Assets and Funding

CIT Bank funds most of our U.S. lending and leasing volume and continues to expand on-line deposit offerings.

-	Total assets were $21.1 billion at December 31, 2014, up from $16.1 billion at December 31, 2013, reflecting new business volume and the acquisition of Direct Capital. CIT Bank funded $7.8 billion of new business volume in 2014, up over 9% from 2013.

-	Deposits at year end were $15.9 billion, up from $12.5 billion at December 31, 2013. The weighted average rate on outstanding deposits was 1.63% at December 31, 2014, up from 1.55% at December 31, 2013, primarily due to an increase in term deposits with longer maturities. Online deposits grew to 56% of total deposits from 49% in 2013.

-	On July 22, 2014, CIT announced that it entered into a definitive agreement and plan of merger with IMB Holdco LLC, the parent company of OneWest Bank, N.A. (“OneWest Bank”), for $3.4 billion in cash and stock. At December 31, 2014, OneWest Bank had approximately 70 branches in Southern California, with nearly $22 billion of assets and over $14 billion of deposits.

4.	Continue to Return Capital

We continue to prudently deploy our capital, as well as return capital to our shareholders through share repurchases and dividends, which totaled approximately $870 million in 2014, while maintaining strong capital ratios.

-	During 2014, we repurchased over 17 million of our shares for an aggregate purchase price of $775 million, at an average price of $45.42. Through January 31, 2015, we repurchased an additional 4.7 million shares for an aggregate purchase price of $212 million.

-	In 2014, the Board of Directors approved share repurchases in aggregate of $1.1 billion. After the 2015 purchases, $114 million remained of the authorized repurchase capacity that expires on June 30, 2015.

-	We paid dividends of approximately $95 million in 2014. During 2014 we increased our quarterly dividend by 50% to $0.15 per share and on January 21, 2015, the Board approved CIT’s quarterly cash dividend of $0.15 per share, payable in February 2015.

2015 PRIORITIES

During 2015, we will focus on continuing to create long term value for shareholders.

Specific business objectives established for 2015 include:

-	Expand Our Commercial Banking Franchise — We will work to complete and integrate the OneWest Bank acquisition and enhance our commercial banking operations.

CIT ANNUAL REPORT 2014    37

-	Maintain Strong Risk Management Practices — We will continue to maintain credit discipline focused on maintaining appropriate risk-adjusted returns through the business cycle and continue enhancements in select areas for SIFI Readiness.

-	Grow Business Franchises — We will concentrate our growth on building franchises that meet or exceed our risk adjusted return hurdles and improve profitability by exiting non-strategic portfolios (mainly Mexico and Brazil, and the equipment finance business in the U.K.).

-	Realize embedded value — We will focus on enhancing our economic returns, which would improve the utilization of our U.S. NOL, thereby reducing the net deferred tax asset, and increase regulatory capital.

-	Return Excess Capital — We plan to prudently return capital to our shareholders through share repurchases and dividends, while maintaining strong capital ratios.

PERFORMANCE MEASUREMENTS

The following chart reflects key performance indicators evaluated by management and used throughout this management discussion and analysis:

KEY PERFORMANCE METRICS	MEASUREMENTS
Asset Generation — to originate new business and grow earning assets.	- New business volumes; and - Financing and leasing assets balances.
Revenue Generation — lend money at rates in excess of cost of borrowing and consistent with risk profile of obligor, earn rentals on the equipment we lease commensurate with the risk, and generate other revenue streams.
- Net finance revenue and other income; - Net finance margin; - Asset yields and funding costs; and - Operating lease revenue as a percentage of average operating lease equipment.
Credit Risk Management — accurately evaluate credit worthiness of customers, maintain high-quality assets and balance income potential with loss expectations.

- Net charge-offs, balances and as a percentage of AFR;

- Non-accrual loans, balances and as a percentage of loans;

- Classified assets and delinquencies balances; and

- Loan loss reserve, balance and as a percentage of loans.

Equipment and Residual Risk Management — appropriately evaluate collateral risk in leasing transactions and remarket or sell equipment at lease termination.	- Equipment utilization; - Market value of equipment relative to book value; and - Gains and losses on equipment sales.
Expense Management — maintain efficient operating platforms and related infrastructure.	- Operating expenses and trends; - Operating expenses as a percentage of AEA; and - Gross revenue as a percentage of AEA.
Profitability — generate income and appropriate returns to shareholders.

- Net income per common share (EPS);

- Net income and pre-tax income, each as a percentage of average earning assets (ROA); and

- Pre-tax income as a percentage of average tangible common equity (ROTCE).

Capital Management — maintain a strong capital position.	- Tier 1 and Total capital ratios; and - Tier 1 capital as a percentage of adjusted average assets; (“Tier 1 Leverage Ratio”).
Liquidity Management — maintain access to ample funding at competitive rates to meet obligations as they come due.	- Levels of cash, securities purchased under resale agreements and certain short term investment securities; - Committed and available funding facilities; - Debt maturity profile; and - Debt ratings.
Manage Market Risk — measure and manage risk to income statement and economic value of enterprise due to movements in interest and foreign currency exchange rates.	- Net Interest Income Sensitivity; and - Economic Value of Equity (EVE).

Item 7:  Management’s Discussion and Analysis

38    CIT ANNUAL REPORT 2014

NET FINANCE REVENUE

The following tables present management’s view of consolidated NFR and NFM and includes revenues from loans and leased equipment, net of interest expense and depreciation, in dollars and as a percent of AEA.

Net Finance Revenue(1) and Net Finance Margin (dollars in millions)

	Years Ended December 31,
	2014	2013	2012
Interest income	$1,226.5	$1,255.2	$1,394.0
Rental income on operating leases	2,093.0	1,897.4	1,900.8
Finance revenue	3,319.5	3,152.6	3,294.8
Interest expense	(1,086.2)	(1,060.9)	(2,665.7)
Depreciation on operating lease equipment	(615.7)	(540.6)	(513.2)
Maintenance and other operating lease expenses	(196.8)	(163.1)	(139.4)
Net finance revenue	$1,420.8	$1,388.0	$(23.5)
Average Earning Assets(1)(2) (“AEA”)	$33,394.7	$30,122.5	$27,608.6
As a % of AEA:
Interest income	3.67%	4.16%	5.05%
Rental income on operating leases	6.27%	6.30%	6.88%
Finance revenue	9.94%	10.46%	11.93%
Interest expense	(3.25)%	(3.52)%	(9.66)%
Depreciation on operating lease equipment	(1.85)%	(1.79)%	(1.86)%
Maintenance and other operating lease expenses	(0.59)%	(0.54)%	(0.50)%
Net finance margin	4.25%	4.61%	(0.09)%

(1)	NFR and AEA are non-GAAP measures; see “Non-GAAP Financial Measurements” sections for a reconciliation of non-GAAP to GAAP financial information.

(2)	AEA are less than comparable balances displayed later in this document in ‘Select Data’ (Average Balances) due to the exclusion of deposits with banks and other investments and the inclusion of credit balances of factoring clients.

NFR and NFM are key metrics used by management to measure the profitability of our lending and leasing assets. NFR includes interest and yield-related fee income on our loans and capital leases, rental income and depreciation, maintenance and other operating lease expenses from our operating lease equipment, interest and dividend income on cash and investments, as well as funding costs. Since our asset composition includes a high level of operating lease equipment (43% of AEA for the year ended December 31, 2014), NFM is a more appropriate metric for CIT than net interest margin (“NIM”) (a common metric used by other BHCs), as NIM does not fully reflect the earnings of our portfolio because it includes the impact of debt costs on all our assets but excludes the net revenue (rental income less depreciation) from operating leases.

NFR increased modestly from 2013, reflecting higher earning assets, which offset compression on portfolio yields as new business yields are generally lower than yields on maturing loans. The improvements from 2012 to 2013 was largely due to the negative impact of significantly higher debt FSA discount accretion in 2012 that resulted from repayments of high cost debt. The adjustments, accelerated debt FSA accretion and accelerated OID on debt extinguishment related to the GSI facility (“accelerated OID accretion”), are referred to as “accelerated debt FSA and OID accretion”. As detailed in the following table, absent accelerated debt FSA and OID accretion and prepayment costs, adjusted NFR in 2014 was flat compared to 2013 and up from 2012, benefiting from lower funding costs and higher commercial assets.

The following table reflects NFR and NFM, before and after accelerated debt FSA and OID accretion and prepayment costs.

Adjusted NFR(1) ($) and NFM(1) (%) (dollars in millions)

	Years Ended December 31,
	2014		2013		2012
NFR / NFM	$1,420.8	4.25%	$1,388.0	4.61%	$(23.5)	(0.09)%
Accelerated FSA net discount/(premium) on debt extinguishments and repurchases	34.7	0.10%	34.6	0.12%	1,294.9	4.69%
Accelerated OID on debt extinguishments related to the GSI facility	(42.0)	(0.12)%	(5.2)	(0.02)%	(6.9)	(0.02)%
Adjusted NFR and NFM	$1,413.5	4.23%	$1,417.4	4.71%	$1,264.5	4.58%

(1)	Adjusted NFR and NFM are non-GAAP measures; see “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

CIT ANNUAL REPORT 2014    39

NFM and adjusted NFM declined from 2013 as margin compression and sales of higher yielding assets offset lower debt costs.

-	Finance revenue rose in 2014 on increased earning assets. However, the margin trends reflect repricing at lower yields, a decline in benefit from FSA accretion and the sale in 2013 of a higher-yielding Dell Europe portfolio (within NSP), which benefited 2013 primarily from suspended depreciation on operating leases. AEA increased 11% from 2013. FSA accretion totaled $31 million in 2014 and $61 million in 2013. The remaining accretable discount was not significant at December 31, 2014. See Fresh Start Accounting section later in this document.

-	Funding costs declined. Weighted average coupon rate of outstanding deposits and long-term borrowings was 3.11% at December 31, 2014, down from 3.33% at December 31, 2013, as the portion of our funding derived from deposits increased to 46% from 40% at December 31, 2013.

-	NFM reflects the mentioned impacts to finance revenue and lower debt costs. During 2014, high levels of interest recoveries and prepayments continued to benefit NFM. NFM also benefited, though at a lower level, from suspended depreciation on operating lease equipment held for sale, as depreciation is not recorded while this equipment is held for sale (detailed further below). As we complete the NSP portfolio sales and aerospace asset sales to TC-CIT Aviation joint venture, the benefit to NFM from suspended depreciation will diminish.

The 2013 NFM was up from 2012, primarily reflecting lower accelerated debt FSA accretion while adjusted NFM improved over the 2012 margin on benefits from lower funding costs, continued high levels of interest recoveries and suspended depreciation, partially offset by lower FSA loan accretion and yield compression on certain assets.

-	Lower finance revenue in 2013 reflected pressure on certain renewal lease rates in the commercial air portfolio and the sale of the Dell Europe portfolio, which contained higher-yielding assets. AEA increased 9% from 2012. Interest income was down from 2012 reflecting lower FSA accretion, which totaled $61 million in 2013 and $212 million in 2012.

-	Interest recoveries, which result from events such as prepayments on or sales of non-accrual assets and assets returning to accrual status, and certain other yield-related fees, were elevated in 2012, and moderated in 2013.

-	NFM benefited from suspended depreciation on operating lease equipment held for sale in 2013, since depreciation is not recorded while this equipment is held for sale. This benefit was down from 2012, primarily due to the sale of the Dell Europe portfolio in the third and fourth quarters. (Amounts detailed below).

-	Lower funding costs at December 31, 2013 resulted from our liability management actions, which included paying off high cost debt in 2012 and increasing the proportion of deposits in our funding mix, as discussed further below.

-	Net FSA accretion (excluding accelerated FSA on debt extinguishments and repurchases noted in the above table) increased NFR by $212 million in 2013 and $238 million in 2012.

Accretion of FSA discounts on long-term borrowings increased interest expense by $53 million, $69 million and $1.5 billion for the years ended December 31, 2014, 2013 and 2012, respectively. Included in these balances are accelerated amounts. The 2014 accelerated debt FSA accretion mostly resulted from the repayment of secured debt under the GSI facility, while the 2013 accelerated debt FSA accretion resulted from the repayment of senior unsecured notes issued under our InterNotes retail note program. The 2012 accelerated debt FSA accretion resulted from repayments of $15 billion of Series A and C Notes in the first three quarters and $1.0 billion of secured debt in the last quarter of 2012. At December 31, 2014, the remaining FSA discount on long-term borrowings was not significant.

As a result of our debt redemption activities and the increased proportion of deposits to total funding, we reduced weighted average coupon rates of outstanding deposits and long-term borrowings to 3.11% at December 31, 2014 from 3.33% at December 31, 2013 and 3.52% at December 31, 2012.

The weighted average coupon rate of long-term borrowings at December 31, 2014 was 4.32%, compared to 4.47% at December 31, 2013 and 4.45% at December 31, 2012. Long-term borrowings consist of unsecured and secured debt. The weighted average coupon rate of unsecured long-term borrowings at December 31, 2014 was 5.00%, compared to 5.11% at December 31, 2013 and 5.12% at December 31, 2012. The weighted average coupon rate of secured long-term borrowings at December 31, 2014 was 3.10%, compared to 3.12% at December 31, 2013 and 3.23% at December 31, 2012.

Deposits have increased, both in dollars and proportion of total CIT funding to 46% at December 31, 2014 compared to 40% at December 31, 2013 and 35% at December 31, 2012. The weighted average coupon rate of total CIT deposits at December 31, 2014 was 1.69%, up from 1.65% at December 31, 2013, primarily due to an increase in term deposits with longer maturities, and down from 1.75% at December 31, 2012. Deposits and long-term borrowings are also discussed in Funding and Liquidity.

See Select Financial Data (Average Balances) section for more information on Long-term borrowing rates.

Item 7:  Management’s Discussion and Analysis

40    CIT ANNUAL REPORT 2014

The following table depicts select yields and margin related data for our segments, plus select divisions within TIF and NACF.

Select Segment and Division Margin Metrics (dollars in millions)

	Years Ended December 31,
	2014	2013	2012
Transportation & International Finance
AEA	$18,243.0	$15,434.6	$14,269.2
Gross yield	12.33%	12.55%	13.21%
NFM	4.84%	4.89%	0.02%
Adjusted NFM	4.80%	4.99%	4.45%
AEA
Aerospace	$10,467.4	$9,317.9	$9,358.3
Rail	$5,581.9	$4,332.4	$3,905.3
Maritime Finance	$670.0	$300.1	$–
International Finance	$1,523.7	$1,484.2	$1,005.6
Gross yield
Aerospace	12.00%	12.23%	12.53%
Rail	14.75%	14.69%	14.87%
Maritime Finance	5.18%	7.83%	–
International Finance	8.92%	9.30%	13.01%
North American Commercial Finance
AEA	$14,319.5	$12,916.2	$11,362.7
Gross yield	6.49%	7.22%	9.47%
NFM	3.93%	4.44%	2.23%
Adjusted NFM	3.93%	4.50%	6.06%
AEA
Real Estate Finance	$1,687.6	$1,119.0	$257.5
Corporate Finance	$7,138.2	$6,710.2	$6,229.5
Equipment Finance	$4,526.4	$4,083.3	$3,787.8
Commercial Services	$967.3	$1,003.7	$1,087.9
Gross yield
Real Estate Finance	4.15%	4.19%	4.01%
Corporate Finance	5.30%	5.80%	8.15%
Equipment Finance	9.53%	10.82%	13.20%
Commercial Services	5.18%	5.47%	5.30%
Non-Strategic Portfolios
AEA	$832.2	$1,771.7	$1,976.7
Gross yield	15.16%	15.14%	15.96%
NFM	3.57%	5.97%	1.14%
Adjusted NFM	3.57%	6.27%	3.14%

CIT ANNUAL REPORT 2014    41

Gross yields (interest income plus rental income on operating leases as a % of AEA) and NFM in TIF were modestly down from 2013, reflecting lower rental rates on certain aircraft, while the increase in adjusted NFM from 2012 reflect improved funding costs. NACF gross yields and NFM reflect continued pressures within Corporate Finance and Equipment Finance. NSP contains run-off portfolios, which can cause volatility in the gross yield due to the low AEA.

The following table sets forth the details on net operating lease revenues(7).

Net Operating Lease Revenue as a % of Average Operating Leases (dollars in millions)

	Years Ended December 31,
	2014		2013		2012
Rental income on operating leases	$2,093.0	14.41%	$1,897.4	15.22%	$1,900.8	15.74%
Depreciation on operating lease equipment	(615.7)	(4.24)%	(540.6)	(4.33)%	(513.2)	(4.25)%
Maintenance and other operating lease expenses	(196.8)	(1.35)%	(163.1)	(1.31)%	(139.4)	(1.15)%
Net operating lease revenue and % of AOL	$1,280.5	8.82%	$1,193.7	9.58%	$1,248.2	10.34%
Average Operating Lease Equipment (“AOL”)	$14,524.4		$12,463.8		$12,072.9

Net operating lease revenue was primarily generated from the commercial air and rail portfolios. Net operating lease revenue increased in 2014 compared to 2013, as the benefit of increased assets from the growing aerospace and rail portfolios offset lower rental rates, higher depreciation expense, and increased maintenance and other operating lease expenses. Net operating lease revenue decreased in 2013 from 2012, reflecting increased depreciation, which included residual adjustments, and higher maintenance and operating lease expenses from the rail portfolio growth, along with lower renewal rates.

Rental income in 2014 increased from 2013 and 2012, reflecting the growing portfolio. On average, lease renewal rates in the rail portfolio were re-pricing slightly higher, while the commercial aircraft portfolio has been re-pricing slightly lower.

Commercial aircraft utilization remained strong throughout 2014 with 99% of our portfolio leased or under a commitment to lease, consistent with 2013 and 2012. During 2014, our rail fleet utilization remained strong. Including commitments, rail fleet utilization was 99% at December 31, 2014, up from December 31, 2013 and 2012.

We have 16 new aircraft deliveries scheduled for 2015, substantially all of which have lease commitments with customers. We expect delivery of approximately 7,000 railcars from our order book during 2015, about 90% of which are placed.

Depreciation on operating lease equipment increased from 2013 and 2012, mostly reflecting higher transportation equipment balances. Depreciation expense also includes amounts related to equipment impairments. Depreciation expense is adjusted when projected fair value at the end of the lease term or estimated useful life is below the projected book value at the end of the lease term or estimated useful life. The prior years, 2013 and 2012, benefited from lower depreciation expense, primarily in NSP business, as a result of certain operating lease equipment being recorded as held for sale. Once a long-lived asset is classified as assets held for sale, depreciation expense is no longer recognized, but the asset is evaluated for impairment with any such charge recorded in other income. (See “Non-interest Income — Impairment on assets held for sale” for discussion on impairment charges). Consequently, net operating lease revenue includes rental income on operating lease equipment classified as assets held for sale, but there is no related depreciation expense. NFM continued to benefit from suspended depreciation due to the portfolio sales activity in NSP and aerospace assets held for sale related to the TC-CIT Aviation joint venture. The amount of suspended depreciation on operating lease equipment in assets held for sale totaled $23 million for 2014, $73 million for 2013 and $96 million for 2012. The decrease from 2012 primarily reflects the sale of the Dell Europe portfolio in the third and fourth quarters of 2013.

The increasing maintenance and other operating lease expenses primarily relate to the growing rail portfolio, and to a lesser extent, aircraft re-leasing.

The factors described in rental income, depreciation, and maintenance and other operating lease expenses are driving the decrease in the net operating lease revenue as a percent of AOL, as the higher revenue from the growth in assets is offset by the lower rental rates. The 2014 first quarter European rail acquisition also impacted net yields, as the acquired portfolio’s net yields were lower than the overall portfolio.

Operating lease equipment in assets held for sale totaled $440 million at December 31, 2014, primarily reflecting aerospace assets. Operating lease equipment in assets held for sale totaled $205 million at December 31, 2013 and $344 million at December 31, 2012, which included the Dell Europe platform assets that were sold in 2013.

See “Expenses — Depreciation on operating lease equipment” and “Concentrations — Operating Leases” for additional information.

(7)	Net operating lease revenue is a non-GAAP measure. See “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

Item 7:  Management’s Discussion and Analysis

42    CIT ANNUAL REPORT 2014

CREDIT METRICS

Credit metrics remain at or near cyclical lows, and given current levels, sequential quarterly movements in non-accrual loans and charge-offs are subject to volatility as individual larger accounts migrate in and out of non-accrual status or get resolved.

Non-accrual loans declined to $161 million (0.82% of finance receivables) from $241 million (1.29%) at December 31, 2013 and $330 million (1.92%) at December 31, 2012. The decrease reflects the sale of the Small Business Lending unit, repayments, charge-offs, and returns to accrual status where appropriate.

The provision for credit losses was $100 million for the current year, up from $65 million in 2013 and $51 million in 2012. The 2014 provision reflects lower recoveries and higher non-specific reserves, primarily due to asset growth. The increase in 2013 from 2012 reflected asset growth and charge-offs due to loans transferred to AHFS.

Net charge-offs were $99 million (0.52% as a percentage of average finance receivables) in 2014, versus $81 million (0.44%) in 2013 and $74 million (0.46%) in 2012. Net charge-offs include $43 million in 2014 and $39 million in 2013 related to the transfer of receivables to assets held for sale. Absent AHFS transfer related charge-offs, net charge-offs were 0.29% and 0.23% for the years ended December 31, 2014 and 2013, respectively. Recoveries have continued to decline, totaling $28 million in 2014, down from $58 million in 2013 and $68 million in 2012, driven by the lower levels of gross charge-offs in recent periods. Gross Charge-offs were $128 million (0.67%) in 2014 versus $139 million in 2013 (0.76%) and $142 million (0.88%) in 2012.

The following table presents detail on our allowance for loan losses, including charge-offs and recoveries and provides summarized components of the provision and allowance:

Allowance for Loan Losses and Provision for Credit Losses (dollars in millions)

	Years ended December 31,
	2014	2013	2012	2011	2010
Allowance – beginning of period	$356.1	$379.3	$407.8	$416.2	$–
Provision for credit losses(1)	100.1	64.9	51.4	269.7	802.1
Change related to new accounting guidance (2)	–	–	–	–	68.6
Other(1)	(10.7)	(7.4)	(5.8)	(12.9)	(8.2)
Net additions	89.4	57.5	45.6	256.8	862.5
Gross charge-offs(3)	(127.5)	(138.6)	(141.7)	(368.8)	(492.0)
Recoveries(4)	28.4	57.9	67.6	103.6	45.7
Net Charge-offs	(99.1)	(80.7)	(74.1)	(265.2)	(446.3)
Allowance – end of period	$346.4	$356.1	$379.3	$407.8	$416.2
Provision for credit losses
Specific reserves on impaired loans	$(18.0)	$(14.8)	$(9.4)	$(66.7)	$121.3
Non-specific reserves	19.0	(1.0)	(13.3)	71.2	234.5
Net charge-offs	99.1	80.7	74.1	265.2	446.3
Total	$100.1	$64.9	$51.4	$269.7	$802.1
Allowance for loan losses
Specific reserves on impaired loans	$12.4	$30.4	$45.2	$54.6	$121.3
Non-specific reserves	334.0	325.7	334.1	353.2	294.9
Total	$346.4	$356.1	$379.3	$407.8	$416.2
Ratio
Allowance for loan losses as a percentage of total loans	1.78%	1.91%	2.21%	2.68%	2.51%

(1)	The provision for credit losses includes amounts related to reserves on unfunded loan commitments, unused letters of credit, and for deferred purchase agreements, all of which are reflected in other liabilities, as well as foreign currency translation adjustments. The items included in other liabilities totaled $35 million, $28 million, $23 million, $22 million and $12 million at December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

(2)	Reflects reserves associated with loans consolidated in accordance with 2010 adoption of accounting guidance on consolidation of variable interest entities.

(3)	Gross charge-offs included $43 million and $39 million of charge-offs related to the transfer of receivables to assets held for sale for the year ended December 31, 2014 and 2013, respectively. Prior year amounts were not significant.

(4)	Recoveries for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 do not include $20 million, $22 million, $54 million, $124 million and $279 million, respectively, of recoveries of loans charged off pre-emergence and loans charged off prior to the transfer to assets held for sale, which are included in Other Income.

CIT ANNUAL REPORT 2014    43

The allowance rate reflects the relatively benign credit environment. NSP currently carries no reserves, as the portfolio consists almost entirely of AHFS. The decline in specific allowance is consistent with reduced non-accrual inflows and the reversal of reserves related to the resolution of a small number of larger accounts in NACF.

See Note 1 — Business and Summary of Significant Accounting Policies for discussion on policies relating to the allowance for loan losses, and Note 4 — Allowance for Loan Losses for additional segment related data in Item 8 Financial Statements and Supplementary Data and Critical Accounting Estimates for further analysis of the allowance for credit losses.

Segment Finance Receivables and Allowance for Loan Losses (dollars in millions)

	Finance Receivables	Allowance for Loan Losses	Net Carrying Value
December 31, 2014
Transportation & International Finance	$3,558.9	$(46.8)	$3,512.1
North American Commercial Finance	15,936.0	(299.6)	15,636.4
Non-Strategic Portfolio	0.1	–	0.1
Total	$19,495.0	$(346.4)	$19,148.6
December 31, 2013
Transportation & International Finance	$3,494.4	$(46.7)	$3,447.7
North American Commercial Finance	14,693.1	(303.8)	14,389.3
Non-Strategic Portfolio	441.7	(5.6)	436.1
Total	$18,629.2	$(356.1)	$18,273.1
December 31, 2012
Transportation & International Finance	$2,556.5	$(44.3)	$2,512.2
North American Commercial Finance	13,084.4	(293.7)	12,790.7
Non-Strategic Portfolio	1,512.2	(41.3)	1,470.9
Total	$17,153.1	$(379.3)	$16,773.8
December 31, 2011
Transportation & International Finance	$1,848.1	$(36.3)	$1,811.8
North American Commercial Finance	11,894.7	(309.8)	11,584.9
Non-Strategic Portfolio	1,483.0	(61.7)	1,421.3
Total	$15,225.8	$(407.8)	$14,818.0
December 31, 2010
Transportation & International Finance	$1,754.5	$(22.6)	$1,731.9
North American Commercial Finance	13,238.2	(313.7)	12,924.5
Non-Strategic Portfolio	1,620.2	(79.9)	1,540.3
Total	$16,612.9	$(416.2)	$16,196.7

Item 7:  Management’s Discussion and Analysis

44    CIT ANNUAL REPORT 2014

The following table presents charge-offs, by class. See Results by Business Segment for additional information.

Charge-offs as a Percentage of Average Finance Receivables by Class (dollars in millions)

	Years Ended December 31,
	2014		2013		2012		2011		2010
Gross Charge-offs
Transportation Finance	$0.7	0.03%	$–	–	$0.9	0.08%	$1.1	0.11%	$4.8	0.36%
International Finance	44.1	3.34%	26.0	1.76%	14.8	1.50%	16.9	2.48%	33.0	9.08%
Transportation & International Finance(1)	44.8	1.25%	26.0	0.84%	15.7	0.71%	18.0	1.06%	37.8	2.21%
Corporate Finance	29.7	0.42%	21.9	0.33%	37.8	0.61%	147.9	2.58%	130.4	1.62%
Equipment Finance	35.8	0.84%	32.0	0.82%	52.5	1.44%	125.8	3.03%	126.1	1.66%
Real Estate Finance	–	–	–	–	–	–	6.7	35.14%	24.7	15.16%
Commercial Services	9.7	0.41%	4.4	0.19%	8.6	0.36%	21.1	0.85%	29.8	1.12%
North American Commercial Finance(2)	75.2	0.49%	58.3	0.42%	98.9	0.80%	301.5	2.44%	311.0	1.68%
Non-Strategic Portfolio(3)	7.5	4.91%	54.3	4.82%	27.1	1.81%	49.3	3.23%	143.2	10.21%
Total	$127.5	0.67%	$138.6	0.76%	$141.7	0.88%	$368.8	2.36%	$492.0	2.28%
Recoveries
Transportation Finance	$0.2	0.01%	$1.1	0.07%	$–	–	$0.1	0.01%	$–	–
International Finance	6.9	0.53%	8.0	0.54%	8.7	0.88%	5.8	0.85%	4.2	1.16%
Transportation & International Finance	7.1	0.19%	9.1	0.29%	8.7	0.39%	5.9	0.35%	4.2	0.24%
Corporate Finance	0.5	0.01%	8.0	0.12%	8.3	0.13%	22.4	0.39%	8.2	0.10%
Equipment Finance	16.4	0.38%	24.0	0.61%	30.3	0.83%	42.9	1.03%	16.3	0.22%
Real Estate Finance	–	–	–	–	–	–	4.0	20.89%	0.2	0.18%
Commercial Services	2.1	0.09%	7.8	0.33%	7.8	0.33%	10.9	0.44%	1.2	0.04%
North American Commercial Finance	19.0	0.13%	39.8	0.29%	46.4	0.38%	80.2	0.65%	25.9	0.14%
Non-Strategic Portfolio	2.3	1.44%	9.0	0.81%	12.5	0.83%	17.5	1.15%	15.6	1.11%
Total	$28.4	0.15%	$57.9	0.32%	$67.6	0.42%	$103.6	0.66%	$45.7	0.21%
Net Charge-offs
Transportation Finance	$0.5	0.02%	$(1.1)	(0.07)%	$0.9	0.08%	$1.0	0.10%	$4.8	0.36%
International Finance	37.2	2.81%	18.0	1.22%	6.1	0.62%	11.1	1.63%	28.8	7.92%
Transportation & International Finance(1)	37.7	1.06%	16.9	0.55%	7.0	0.32%	12.1	0.71%	33.6	1.97%
Corporate Finance	29.2	0.41%	13.9	0.21%	29.5	0.48%	125.5	2.19%	122.2	1.52%
Equipment Finance	19.4	0.46%	8.0	0.21%	22.2	0.61%	82.9	2.00%	109.8	1.44%
Real Estate Finance	–	–	–	–	–	–	2.7	14.25%	24.5	14.98%
Commercial Services	7.6	0.32%	(3.4)	(0.14)%	0.8	0.03%	10.2	0.41%	28.6	1.08%
North American Commercial Finance(2)	56.2	0.36%	18.5	0.13%	52.5	0.42%	221.3	1.79%	285.1	1.54%
Non-Strategic Portfolio(3)	5.2	3.47%	45.3	4.01%	14.6	0.98%	31.8	2.08%	127.6	9.10%
Total	$99.1	0.52%	$80.7	0.44%	$74.1	0.46%	$265.2	1.70%	$446.3	2.07%

(1)	TIF charge-offs for 2014 and 2013 included approximately $18 million and $2 million, respectively, related to the transfer of receivables to assets held for sale.

(2)	NACF charge-offs for 2014 and 2013 included approximately $18 million and $5 million, respectively, related to the transfer of receivables to assets held for sale.

(3)	NSP charge-offs for 2014 and 2013 included approximately $7 million and $32 million, respectively, related to the transfer of receivables to assets held for sale.

CIT ANNUAL REPORT 2014    45

Charge-offs remained at relatively low levels absent the amount related to assets transferred to AHFS. Recoveries are down in amount from prior periods and are expected to continue to decline as the low level of more recent charge-offs afford fewer opportunities for recoveries. Additionally, charge-offs associated with AHFS do not generate future recoveries as the loans are generally sold before recoveries can be realized.

The tables below present information on non-performing loans, which includes non-performing loans related to assets held for sale for each period:

Non-accrual and Accruing Past Due Loans at December 31 (dollars in millions)

	2014	2013	2012	2011	2010
Non-accrual loans
U.S.	$71.9	$176.3	$273.1	$623.6	$1,336.5
Foreign	88.6	64.4	57.0	77.8	280.7
Non-accrual loans	160.5	240.7	330.1	701.4	1,617.2
Troubled Debt Restructurings
U.S.	$13.8	$218.0	$263.2	$427.5	$412.4
Foreign	3.4	2.9	25.9	17.7	49.3
Restructured loans	$17.2	$220.9	$289.1	$445.2	$461.7
Accruing loans past due 90 days or more	$10.3	$9.9	$3.4	$2.2	$1.7

Segment Non-accrual Loans as a Percentage of Finance Receivables at December 31 (dollars in millions)

	2014		2013		2012
Transportation Finance	$0.1	–	$14.3	0.81%	$31.5	2.36%
International Finance	37.1	5.93%	21.0	1.21%	7.5	0.61%
Transportation & International Finance	37.2	1.05%	35.3	1.01%	39.0	1.52%
Corporate Finance	30.9	0.45%	83.8	1.23%	156.5	2.41%
Equipment Finance	70.0	1.48%	59.4	1.47%	55.3	1.51%
Commercial Services	–	–	4.2	0.19%	6.0	0.26%
North American Commercial Finance	100.9	0.63%	147.4	1.00%	217.8	1.66%
Non-Strategic Portfolio	22.4	NM	58.0	13.14%	73.3	4.85%
Total	$160.5	0.82%	$240.7	1.29%	$330.1	1.92%

NM — not meaningful; Non-accrual loans include loans held for sale. The December 31, 2014 Non-Strategic Portfolios amount reflected non-accrual loans held for sale; since portfolio loans were insignificant, no % is displayed.

Non-accrual loans remained at low levels during 2014. The improvements in 2014 reflect the relatively low levels of new non-accruals, the resolution of a small number of larger accounts in Corporate Finance and the sale of the Small Business Lending unit in NSP. The entire NSP portfolio at December 2014 was classified as held for sale making the percentage of finance receivables not meaningful while the 2013 NSP non-accruals include $40 million related to accounts in held for sale resulting in an increase of non-accruals as a percentage of finance receivables.

Approximately 54% of our non-accrual accounts were paying currently at December 31, 2014, and our impaired loan carrying value (including FSA discount, specific reserves and charge-offs) to estimated outstanding contractual balances approximated 68%. For this purpose, impaired loans are comprised principally of non-accrual loans over $500,000 and TDRs.

Total delinquency (30 days or more) improved to 1.7% of finance receivables compared to 2.0% at December 31, 2013, primarily due to an improvement in non-credit (administrative) delinquencies in the Equipment Finance portfolio.

Foregone Interest on Non-accrual Loans and Troubled Debt Restructurings (dollars in millions)
	Years Ended December 31
	2014			2013			2012
	U.S.	Foreign	Total	U.S.	Foreign	Total	U.S.	Foreign	Total
Interest revenue that would have been earned at original terms	$22.8	$12.4	$35.2	$52.9	$12.4	$65.3	$66.5	$12.1	$78.6
Less: Interest recorded	6.7	4.2	10.9	18.4	4.2	22.6	23.7	3.7	27.4
Foregone interest revenue	$16.1	$8.2	$24.3	$34.5	$8.2	$42.7	$42.8	$8.4	$51.2

Item 7:  Management’s Discussion and Analysis

46    CIT ANNUAL REPORT 2014

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

The tables that follow reflect loan carrying values as of December 31, 2014, 2013 and 2012 of accounts that have been modified.

Troubled Debt Restructurings and Modifications at December 31 (dollars in millions)

	2014		2013		2012
		% Compliant		% Compliant		% Compliant
Troubled Debt Restructurings
Deferral of principal and/or interest	$6.0	96%	$194.6	99%	$248.5	98%
Debt forgiveness	–	–	2.4	77%	2.5	95%
Interest rate reductions	–	–	–	–	14.8	100%
Covenant relief and other	11.2	83%	23.9	74%	23.3	80%
Total TDRs	$17.2	88%	$220.9	96%	$289.1	97%
Percent non accrual	75%		33%		29%
Modifications(1)
Extended maturity	$0.1	100%	$14.9	37%	$111.5	97%
Covenant relief	70.9	100%	50.6	100%	113.6	100%
Interest rate increase	25.1	100%	21.8	100%	79.6	100%
Other	58.3	100%	62.6	87%	62.4	100%
Total Modifications	$154.4	100%	$149.9	89%	$367.1	99%
Percent non-accrual	10%		23%		25%

(1)	Table depicts the predominant element of each modification, which may contain several of the characteristics listed.

The decrease in TDRs from prior years is driven principally by the payoff of a small number of accounts and the disposition of the SBL portfolio.

See Note 3 — Loans in Item 8 Financial Statements and Supplementary Data for additional information regarding TDRs and other credit quality information.

CIT ANNUAL REPORT 2014    47

NON-INTEREST INCOME

Non-interest Income (dollars in millions)

	Years Ended December 31,
	2014	2013	2012
Rental income on operating leases	$2,093.0	$1,897.4	$1,900.8
Other Income:
Factoring commissions	120.2	122.3	126.5
Gains on sales of leasing equipment	98.4	130.5	117.6
Fee revenues	93.1	101.5	86.1
Gain on investments	39.0	8.2	40.2
Gains on loan and portfolio sales	34.3	48.8	162.3
Recoveries of loans charged off pre-emergence and loans charged off prior to transfer to held for sale	19.8	21.9	54.3
Counterparty receivable accretion	10.7	8.6	88.7
Gains (losses) on derivatives and foreign currency exchange	(37.8)	1.0	(5.7)
Impairment on assets held for sale	(100.7)	(124.0)	(115.1)
Other revenues	28.4	62.5	59.8
Other income	305.4	381.3	614.7
Non-interest income	$2,398.4	$2,278.7	$2,515.5

Non-interest Income includes Rental Income on Operating Leases and Other Income.

Rental income on operating leases from equipment we lease is recognized on a straight line basis over the lease term. Rental income is discussed in “Net Finance Revenues” and “Results by Business Segment”. See also Note 5 — Operating Lease Equipment in Item 8 Financial Statements and Supplementary Data for additional information on operating leases.

Other income declined in 2014 and 2013 reflecting the following:

Factoring commissions declined slightly, reflecting the change in the underlying portfolio mix that offset a modest increase in factoring volume. Factoring volume was $26.7 billion in 2014, up from $25.7 billion in 2013 and $25.1 billion for 2012.

Gains on sales of leasing equipment resulted from the sale of approximately $1.2 billion of leasing equipment in 2014 and 2013 and $1.3 billion in 2012. Gains as a percentage of equipment sold decreased from the prior year and approximated the 2012 percentage and will vary based on the type and age of equipment sold. Equipment sales for 2014 included $0.8 billion in TIF and over $0.3 billion in NACF. In 2014, TIF sold approximately $330 million of aircraft to TC-CIT Aviation, a joint venture with Century Tokyo Leasing, which resulted in a $30 million gain. Equipment sales for 2013 included $0.9 billion in TIF assets and $0.3 billion in NACF assets. Equipment sales for 2012 included $0.8 billion in TIF assets and $0.5 billion in NACF assets.

Fee revenues include fees on lines of credit and letters of credit, capital markets-related fees, agent and advisory fees, and servicing fees for the loans we sell but retain servicing, including servicing fees in the small business lending portfolio that was sold in June 2014. Fee revenues generated for servicing the small business lending portfolio totaled approximately $5 million for 2014 and $11 million for each of 2013 and 2012. Absent the revenues from this portfolio, fee revenues were relatively consistent with 2013. Fee revenues are mainly driven by our NACF segment, though small business lending fees are in NSP.

Gains on investments primarily reflected sales of equity investments that were received as part of a lending transaction or, in some cases, a workout situation. The gains were primarily in NACF. Gains in 2014 included $16 million from investment securities sold to comply with the Volcker Rule. Gains declined in 2013 from 2012 on fewer transactions.

Gains on loan and portfolio sales reflected 2014 sales volume of $1.4 billion, which included $0.5 billion in each of TIF and NACF and over $0.4 billion in NSP. TIF activity was primarily due to the sale of the U.K. corporate lending portfolio (gain of $11 million) and NSP sales were primarily due to the SBL sale (gains on which were minimal). The 2013 sales volume totaled $0.9 billion, which included $0.6 billion in NSP, and over $0.1 billion in both NACF and TIF. Over 80% of 2013 gains related to NSP and included gains from the sale of the Dell Europe portfolio. Sales volume was $0.5 billion in 2012, which was substantially all in NACF with high gains as a percentage of sales from sales of low carrying value loans that were on nonaccrual and included FSA adjustments.

Recoveries of loans charged off pre-emergence and loans charged off prior to transfer to held for sale reflected repayments or other workout resolutions on loans charged off prior to our emergence from bankruptcy and loans charged off prior to classification as held for sale. These recoveries are recorded as other income, unlike recoveries on loans charged-off after our restructuring, which are recorded as a reduction to the provision for loan losses. The decrease from the prior years reflected a general decline in recoveries of loans charged off pre-emergence as the Company moves further away from its emergence date.

Item 7:  Management’s Discussion and Analysis

48    CIT ANNUAL REPORT 2014

Counterparty receivable accretion related to the FSA accretion of a fair value discount on the receivable from Goldman Sachs International (“GSI”) related to the GSI Facilities, which are total return swaps (as discussed in Funding and Liquidity and Note 10 — Long-term Borrowings and Note 11 — Derivative Financial Instruments in Item 8 Financial Statements and Supplementary Data). The discount was accreted into income over the expected term of the payout of the associated receivables, and accreted to zero during 2014.

Gains (losses) on derivatives and foreign currency exchange Transactional foreign currency movements resulted in losses of $(133) million in 2014, driven by the strengthening of the U.S. currency against the Canadian dollar, Euro, Mexican Peso, and U.K. Pound Sterling, losses of $(14) million in 2013, and gains of $37 million in 2012. These were partially offset by gains of $124 million in 2014, similarly impacted by the foreign currency movements noted, gains of $20 million in 2013, and losses of $(33) million in 2012 on derivatives that economically hedge foreign currency movements and other exposures. Losses related to the valuation of the derivatives within the GSI facility were $(15) million for 2014, $(4) million for 2013 and $(6) million for 2012. The increase reflected the higher unused portion of the facility due to the sale of the student lending business in 2014. In addition, there were losses of $(14) million, $(1) million and $(4) million in 2014, 2013 and 2012, respectively, on the realization of cumulative translation adjustment (“CTA”) amounts from AOCI upon the sale or substantial liquidation of a subsidiary. As of December 31, 2014, there was approximately $(60) million of CTA losses included in accumulated other comprehensive loss in the Consolidated Balance Sheet related to the Brazil, Mexico, and U.K. portfolios in AHFS. For additional information on the impact of derivatives on the income statement, refer to Note 11 — Derivative Financial Instruments in Item 8 Financial Statements and Supplementary Data.

Impairment on assets held for sale in 2014 included $70 million for NSP identified as subscale platforms and $31 million from TIF. TIF charges include over $19 million related to commercial aircraft operating lease equipment held for sale and the remainder related to the transfer of U.K. portfolios to AHFS. The 2013 amount included $105 million of charges related to NSP and $19 million for TIF operating lease equipment (mostly aerospace related). NSP activity included $59 million of charges related to Dell Europe portfolio operating lease equipment and the remaining 2013 NSP impairment related mostly to the international platform rationalization. When a long-lived asset is classified as held for sale, depreciation expense is suspended and the asset is evaluated for impairment with any such charge recorded in other income. (See Expenses for related discussion on depreciation on operating lease equipment.) The 2012 amount included $81 million for NSP, essentially all of which related to NSP Dell Europe operating lease equipment, and $34 million related to TIF equipment, mostly aerospace related.

Other revenues included items that are more episodic in nature, such as gains on work-out related claims, proceeds received in excess of carrying value on non-accrual accounts held for sale, which were repaid or had another workout resolution, insurance proceeds in excess of carrying value on damaged leased equipment, and also includes income from joint ventures. The 2013 amount included gains on workout related claims of $19 million in NACF and $13 million in TIF. The 2012 amount included $14 million gain on a sale of a platform in NSP, related to the Dell Europe transaction.

CIT ANNUAL REPORT 2014    49

EXPENSES

Other Expenses (dollars in millions)

	Years Ended December 31,
	2014	2013	2012
Depreciation on operating lease equipment	$615.7	$540.6	$513.2
Maintenance and other operating lease expenses	196.8	163.1	139.4
Operating expenses:
Compensation and benefits	533.8	535.4	537.1
Technology	85.2	83.3	81.6
Professional fees	80.6	69.1	63.8
Net occupancy expense	35.0	35.3	36.1
Advertising and marketing	33.7	25.2	36.5
Provision for severance and facilities exiting activities	31.4	36.9	22.7
Other expenses(1)	142.1	185.0	116.2
Operating expenses	941.8	970.2	894.0
Loss on debt extinguishments	3.5	–	61.2
Total other expenses	$1,757.8	$1,673.9	$1,607.8
Headcount	3,360	3,240	3,560

(1)	The year ended December 31, 2013 included $50 million related to the Tyco tax agreement settlement charge.

Depreciation on operating lease equipment is recognized on owned equipment over the lease term or estimated useful life of the asset. Depreciation expense is primarily driven by the TIF operating lease equipment portfolio, which includes long-lived assets such as aircraft and railcars. To a lesser extent, depreciation expense includes amounts on smaller ticket equipment, such as office equipment. Impairments recorded on equipment held in portfolio are reported as depreciation expense. AHFS also impacts the balance, as depreciation expense is suspended on operating lease equipment once it is transferred to AHFS. Depreciation expense is discussed further in “Net Finance Revenues,” as it is a component of our asset margin. See “Non-interest Income” for impairment charges on operating lease equipment classified as held for sale.

Maintenance and other operating lease expenses relate to the TIF operating lease portfolio. The majority of the maintenance expenses are railcar fleet related. CIT Rail provides railcars primarily pursuant to full-service lease contracts under which CIT Rail as lessor is responsible for railcar maintenance and repair. Under our aircraft leases, the lessee is generally responsible for normal maintenance and repairs, airframe and engine overhauls, compliance with airworthiness directives, and compliance with return conditions of aircraft on lease. As a result, aircraft operating lease expenses primarily relate to transition costs incurred in connection with re-leasing an aircraft. The increase in maintenance and other operating lease expenses from 2013 reflects the growing rail portfolio.

Operating expenses decreased from 2013, due to the 2013 Tyco International Ltd. (“Tyco”) tax agreement settlement charge of $50 million, discussed below in other expenses. Absent that charge, operating expenses increased by 2%, which includes integration costs and additional employee costs related to the Direct Capital and Nacco acquisitions. Operating expenses rose over 8% from 2012 to 2013, driven by the tax agreement settlement charge, and costs associated with restructuring initiatives. Operating expenses also include Bank deposit-raising costs, which totaled $59 million in 2014 and $35 million in each of 2013 and 2012. These are reflected across various expense categories, but mostly within advertising and marketing and in other, reflecting deposit insurance costs. Operating expenses reflect the following changes:

-	Compensation and benefits decreased in 2014 as progress on various expense initiatives was partly offset by increased costs related to the acquisitions. Expenses were down slightly in 2013 from 2012 as lower salaries and benefit costs from the reduction in employees was partially offset by higher incentive compensation, which includes the amortization of deferred compensation. Headcount at December 31, 2014 was up from a year ago, driven by the Direct Capital and Nacco acquisitions, while down from 2012, resulting from efficiency initiatives. See Note 20 — Retirement, Postretirement and Other Benefit Plans in Item 8 Financial Statements and Supplementary Data.

-	Professional fees include legal and other professional fees such as tax, audit, and consulting services and increased from 2013 reflecting costs associated with acquisitions, the pending OneWest Transaction, and exits of our non-strategic portfolios. The increase from 2012 to 2013 primarily reflected costs associated with our international rationalization efforts, and 2012 also benefited from higher amounts received on favorable legal and tax resolutions.

-	Advertising and marketing expenses include costs associated with raising deposits. Bank advertising and marketing costs increased in 2014 from 2013, reflecting increased deposits and

Item 7:  Management’s Discussion and Analysis

50    CIT ANNUAL REPORT 2014

the termination of a branch under construction. Advertising and marketing costs totaled $25 million in 2014, $15 million in 2013, and $24 million in 2012.

-	Provision for severance and facilities exiting activities reflects costs associated with various organization efficiency initiatives. Severance costs were $30 million of the 2014 charges and related to the termination of approximately 150 employees and the associated benefits costs. The facility exiting activities totaled $1 million. See Note 27 — Severance and Facility Exiting Liabilities for additional information.

-	Other expenses include items such as travel and entertainment, insurance, FDIC costs, office equipment and supplies costs and taxes other than income taxes. Other expenses declined in 2014 primarily due to the 2013 $50 million Tyco tax agreement settlement charge expense. On December 20, 2013, we reached an agreement with Tyco to settle contract claims asserted by Tyco related to a tax agreement that CIT and Tyco entered into in 2002 in connection with CIT’s separation from Tyco. CIT agreed to pay Tyco $60 million, including $10 million that had been previously accrued. In 2014, other expenses also include increased Bank deposit insurance costs.

We made significant progress exiting low-returning portfolios in 2014. We exited all the sub-scale portfolios in Asia, Europe and several in Latin America, as well as our Small Business Lending (“SBL”) and Student Loan (“SLX”) portfolios. Our primary focus is now on exiting Mexico and Brazil and closing several legal entities in Europe and Asia. We have separate agreements to sell the businesses in Mexico and Brazil and anticipate finalizing the Mexico transaction in the 2015 first quarter and Brazil in the second half of 2015. Upon completion of all of our planned exits, we expect to eliminate approximately $15 million from our quarterly expenses.

Loss on debt extinguishments for 2014 primarily related to early extinguishments of unsecured debt maturing in February 2015, while the 2012 amount reflected the write-off of accelerated fees and underwriting costs related to the repayment of the remaining Series A Notes and all of the 7% Series C Notes.

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

The most significant remaining discount at December 31, 2014, related to operating lease equipment ($1.3 billion related to rail operating lease equipment and $0.7 billion to aircraft operating lease equipment). The discount on the operating lease equipment was, in effect, an impairment of the operating lease equipment upon emergence from bankruptcy, as the assets were recorded at their fair value, which was less than their carrying value. The recording of the FSA adjustment reduced the asset balances subject to depreciation and thus decreases depreciation expense over the remaining useful life of the operating lease equipment or until it is sold.

During 2014, the fair value discount on the receivable from GSI accreted to zero and the remaining FSA balances on loans and borrowings and deposits at December 31, 2014 were not significant at less than $1 million and $7 million, respectively.

INCOME TAXES

Income Tax Data (dollars in millions)

	Years Ended December 31,
	2014	2013	2012
Provision for income taxes, before discrete items	$47.4	$54.4	$76.2
Discrete items	(445.3)	29.5	40.5
(Benefit) provision for income taxes	$(397.9)	$83.9	$116.7
Effective tax rate	(58.4)%	11.4%	(28.1)%

The Company’s 2014 income tax benefit is $397.9 million. This compares to income tax provisions of $83.9 million in 2013 and $116.7 million in 2012. The change from the prior year tax provisions primarily reflects discrete tax benefits relating to the release of certain domestic and international valuation allowances, a reduction in international income tax expense driven by lower international earnings, and changes in certain other discrete tax expense (benefit). Included in the discrete tax benefit of $445.3 million for the current year is:

-	$375 million reduction to the valuation allowance on the U.S. net federal deferred tax assets,

-	$44 million reduction to the valuation allowances on certain international net deferred tax assets,

-	$30 million reduction to the U.S. federal and state valuation allowances consequent to the acquisition of Direct Capital, and

-	Miscellaneous other $4 million of net tax expense items partially offset the above mentioned tax benefits.

CIT ANNUAL REPORT 2014    51

Excluding discrete items, the income tax provisions primarily reflects income tax expense on the earnings of certain international operations and state income tax expense in the U.S.

The 2013 income tax provision of $83.9 million reflected income tax expense on the earnings of certain international operations and state income tax expense in the U.S. Included in the 2013 tax provision is approximately $30 million of net discrete tax expense that primarily related to the establishment of valuation allowances against certain international net deferred tax assets due to certain international platform rationalizations, and deferred tax expense due to the sale of a leverage lease. The discrete tax expense items were partially offset by incremental tax benefits associated with favorable settlements of prior year international tax audits.

The 2012 income tax provision of $116.7 million reflected income tax expense on the earnings of certain international operations and state income tax expense in the U.S. Included in the 2012 tax provision is $40.5 million of net discrete tax expense that primarily consisted of incremental taxes associated with international audit settlements and an increase in a U.S. deferred tax liability on certain indefinite life assets that cannot be used as a source of future taxable income in the assessment of the domestic valuation allowance. Also, included in 2012 was a discrete tax benefit of $146.5 million caused by a release of tax reserves established on an uncertain tax position taken on certain tax losses following a favorable ruling from the tax authorities and a $98.4 million tax benefit associated with a tax position taken on a prior-year restructuring transaction. Both of these benefits were fully offset by corresponding increases to the domestic valuation allowance.

The change in the effective tax rate each period is impacted by a number of factors, including the relative mix of domestic and international earnings, adjustments to the valuation allowances, and discrete items. The actual year-end 2014 effective tax rate may vary from the near term future periods due to the changes in these factors.

Beginning in 2015, the Company expects to report deferred income tax expense on its domestic earnings after the 2014 partial release of its domestic valuation allowances on net deferred tax assets. Management expects that this will result in a global effective tax rate in the range of 30-35%. However, there will be a minimal impact on cash taxes paid until the related NOL carry-forward is fully utilized. In addition, while GAAP equity increased as a result of the partial recognition of net deferred tax assets corresponding to the partial release of the aforementioned valuation allowances, there was minimal benefit on regulatory capital.

See Note 19 — Income Taxes in Item 8 Financial Statements and Supplementary Data for detailed discussion on the Company’s domestic and foreign reporting entities’ net deferred tax assets, inclusive of the deferred tax assets related to the net operating losses (“NOLs”) in these entities and their respective valuation allowance analysis.

RESULTS BY BUSINESS SEGMENT

Effective January 1, 2014, Management changed our operating segments, which are now reported in three operating segments: (1) TIF; (2) NACF; and (3) NSP.

See Note 25 — Business Segment Information in Item 8 Financial Statements and Supplementary Data for additional information relating to the reorganization.

On April 25, 2014, we completed the sale of our student lending business, which had been included in NSP prior to the sale. As a result, the student lending business is reported as a discontinued operation, and all prior periods have been conformed and are consistent with this presentation. See Note — 2 Acquisition and Disposition Activities in Item 8 Financial Statements and Supplementary Data for additional information.

The following table summarizes the reported pre-tax earnings of each segment, and the impacts of certain debt redemption actions. The pre-tax amounts excluding these actions are used by management to analyze segment results and are Non-GAAP measurements. See Non-GAAP Financial Measurements for discussion on the use of non-GAAP measurements.

Item 7:  Management’s Discussion and Analysis

52    CIT ANNUAL REPORT 2014

Impacts of Debt Redemption Charges on Pre-tax Income (Loss) by Segment (dollars in millions)

	Year Ended December 31, 2014
	Transportation & International Finance	North American Commercial Finance	Non-Strategic Portfolios	Corporate & Other	Total
Income (loss) from continuing operations, before (provision) benefit for income taxes	$612.2	$319.0	$(102.1)	$(148.3)	$680.8
Accelerated FSA net discount on debt extinguishments and repurchases	34.7	–	–	–	34.7
Debt related – loss on debt extinguishments	–	–	–	3.5	3.5
Accelerated OID on debt extinguishments related to the GSI facility	(42.0)	–	–	–	(42.0)
Pre-tax income (loss) from continuing operations – excluding debt redemptions and OID acceleration	$604.9	$319.0	$(102.1)	$(144.8)	$677.0

	Year Ended December 31, 2013
Income (loss) from continuing operations, before (provision) benefit for income taxes	$563.7	$364.7	$(62.8)	$(131.4)	$734.2
Accelerated FSA net discount on debt extinguishments and repurchases	14.5	8.5	10.6	1.0	34.6
Accelerated OID on debt extinguishments related to the GSI facility	–	–	(5.2)	–	(5.2)
Pre-tax income (loss) from continuing operations – excluding debt redemptions and OID acceleration	$578.2	$373.2	$(57.4)	$(130.4)	$763.6

	Year Ended December 31, 2012
Income (loss) from continuing operations, before (provision) benefit for income taxes	$(166.2)	$267.3	$(125.0)	$(391.5)	$(415.4)
Accelerated FSA net discount on debt extinguishments and repurchases	638.5	435.9	39.5	181.0	1,294.9
Debt related – loss on debt extinguishments	–	–	–	61.2	61.2
Accelerated OID on debt extinguishments related to the GSI facility	(6.9)	–	–	–	(6.9)
Pre-tax income (loss) from continuing operations – excluding debt redemptions and OID acceleration	$465.4	$703.2	$(85.5)	$(149.3)	$933.8

Transportation & International Finance (TIF)

TIF includes several divisions: aerospace (commercial air and business air), rail, maritime finance, and international finance. Revenues generated by TIF include rents collected on leased assets, interest on loans, fees, and gains from assets sold.

Aerospace — Commercial Air provides aircraft leasing, lending, asset management, and advisory services for commercial and regional airlines around the world. We own and finance a fleet of 350 aircraft and have about 100 clients in approximately 50 countries.

Aerospace — Business Air offers financing and leasing programs for corporate and private owners of business jets.

Rail leases railcars and locomotives to railroads and shippers throughout North America, and Europe. Our operating lease fleet consists of approximately 120,000 railcars and 390 locomotives and we serve over 650 customers.

Maritime Finance offers secured loans to owners and operators of oceangoing and inland cargo vessels, as well as offshore vessels and drilling rigs.

International Finance offers equipment financing, secured lending and leasing to small and middle-market businesses in China and the U.K., the latter of which was included in assets held for sale at December 31, 2014.

CIT ANNUAL REPORT 2014    53

Transportation & International Finance – Financial Data and Metrics (dollars in millions)

	Years Ended December 31,
	2014	2013	2012
Earnings Summary
Interest income	$289.4	$254.9	$218.2
Interest expense	(650.4)	(585.5)	(1,331.5)
Provision for credit losses	(38.3)	(18.7)	(14.5)
Rental income on operating leases	1,959.9	1,682.4	1,666.3
Other income	69.9	82.2	65.8
Depreciation on operating lease equipment	(519.6)	(433.3)	(410.9)
Maintenance and other operating lease expenses	(196.8)	(163.0)	(139.3)
Operating expenses	(301.9)	(255.3)	(220.3)
Income (loss) before (provision) benefit for income taxes	$612.2	$563.7	$(166.2)
Pre-tax income – excluding debt redemption charges and accelerated OID on debt extinguishment related to the GSI facility(1)	$604.9	$578.2	$465.4
Select Average Balances
Average finance receivables (AFR)	$3,571.2	$3,078.9	$2,204.9
Average operating leases (AOL)	14,255.7	12,195.8	11,853.5
Average earning assets (AEA)	18,243.0	15,434.6	14,269.2
Statistical Data
Net finance revenue (interest and rental income, net of interest and depreciation expense and maintenance and other operating lease expenses) (NFR)	$882.5	$755.5	$2.8
Net finance margin (NFR as a % of AEA)	4.84%	4.89%	0.02%
Operating lease margin as a % of AOL	8.72%	8.91%	9.42%
Pretax return on AEA	3.36%	3.65%	(1.16)%
New business volume	$5,015.0	$3,578.0	$2,825.7

(1)	Non-GAAP measurement, see table at the beginning of this section for a reconciliation of non-GAAP to GAAP financial information.

Results reflect strong asset growth, lower funding costs, continued high utilization rates of our aircraft and railcars, and higher charge-offs in the international division. Pre-tax earnings also continued to be modestly impacted by accelerated debt FSA and OID accretion from debt prepayment activities, which increased 2014 results by $7 million, compared to decreases of $15 million in 2013 and $632 million in 2012.

We grew financing and leasing assets during 2014, further expanding our aircraft and railcar fleets, and building our maritime finance portfolio. Financing and leasing assets grew to $19.0 billion at December 31, 2014, up from $16.4 billion at December 31, 2013 and $14.9 billion at December 31, 2012. The 2014 increase from 2013 reflected growth in all transportation divisions, $1.5 billion increase in Aerospace, $1.2 billion in Rail, including the Nacco acquisition in the 2014 first quarter, and $0.6 billion in Maritime, as discussed in the following paragraphs.

Aerospace financing and leasing assets grew to $11.1 billion from $9.7 billion at December 31, 2013 and $9.5 billion at December 31, 2012. Our owned commercial portfolio included 279 aircraft at December 31, 2014, up slightly from December 31, 2013 and 2012. Commercial Air assets are primarily originated through orders with manufacturers, but are also supplemented by spot purchases of new and used equipment. At December 31, 2014, we had 152 aircraft on order from manufacturers up from 147 at December 31, 2013, with deliveries scheduled through 2020. During 2014 we placed an order with Boeing for the purchase of 10 787-9 Dreamliner aircraft, with deliveries beginning in 2018 and orders with Airbus for the purchase of 15 A330-900neo (new engine option) aircraft and five A321-200ceo (current engine option) aircraft. Deliveries of the A330-900neo are scheduled to begin in 2018 and deliveries of the A321-200ceo are scheduled to begin in 2015. See Note 21 — Commitments in Item 8 Financial Statements and Supplemental Data and Concentrations for further aircraft data.

During 2014, the Company formed TC-CIT Aviation Ireland and TC-CIT Aviation U.S. (together TC-CIT Aviation), joint ventures between CIT Aerospace and Century Tokyo Leasing Corporation (“CTL”), a comprehensive financial services company in Japan. Under the terms of the agreements, TC-CIT Aviation will acquire commercial aircraft that will be leased to airlines around the globe. CIT Aerospace agreed to sell 14 commercial aircraft to TC-CIT Aviation in transactions with an aggregate value of approximately $0.6 billion (nine of which were sold in the fourth quarter of 2014 at a gain of approximately $30 million, with the remaining five aircraft, with a carrying value of approximately $225 million in AHFS at December 31, 2014 to be sold in the first quarter of 2015). Under the terms of the joint ventures, CIT will facilitate arranging aircraft acquisitions, negotiating leases, servicing the aircraft and administering the entities. CIT has a 30% equity investment in TC-CIT Aviation. CTL will maintain a majority

Item 7:  Management’s Discussion and Analysis

54    CIT ANNUAL REPORT 2014

equity interest in the joint venture and will be a lender to the newly-established companies.

Rail financing and leasing assets grew to $5.8 billion from $4.6 billion at December 31, 2013 and $4.2 billion at December 31, 2012. We expanded our owned portfolio to approximately 120,000 railcars at December 31, 2014, from 106,000 and 103,000 at December 31, 2013 and 2012, respectively. The current year increase in assets and railcars included the impact of the Nacco acquisition described below. Rail assets are primarily originated through firm orders with manufacturers and are also supplemented by spot purchases. At December 31, 2014, we had approximately 11,000 railcars on order from manufacturers, with deliveries scheduled through 2016. During 2014 we placed orders with manufacturers for approximately 9,000 railcars.

We entered the European rail leasing market with the January 31, 2014 acquisition of Nacco, an independent full service railcar lessor in Europe. The purchase included approximately $650 million of assets (operating lease equipment), comprised of more than 9,500 railcars, consisting of tank cars, flat cars, gondolas and hopper cars. See Note 21 — Commitments in Item 8 Financial Statements and Supplemental Data and Concentrations for further railcar data.

Maritime Finance financing and leasing assets more than doubled to $1.0 billion from $0.4 billion at December 31, 2013, as we continued to expand this business.

International Finance financing and leasing assets decreased to $1.0 billion from $1.7 billion at December 31, 2013 and $1.2 billion at December 31, 2012, primarily reflecting the sale of a portfolio of corporate loans in the 2014 fourth quarter and collections. Included in the balance at December 31, 2014 were approximately $400 million of assets held for sale related to a U.K. portfolio of equipment finance assets.

Highlights included:

-	NFR was up from 2013 and 2012. Excluding accelerated debt FSA and OID accretion, which had a significant impact in 2012, NFR was $875 million, up from $770 million in 2013 and $634 million in 2012. The increases reflect growth in the portfolios and lower funding costs. Total net FSA accretion increased NFR by $152 million in 2014 and $176 million in 2013 and decreased NFR by $550 million in 2012. The remaining net FSA accretion benefits will primarily be reflected in depreciation expense, and will continue to decline over time. Adjusted Net Finance Margin decreased from 2013 reflecting the lower portfolio yield and increased from 2012 reflecting improved funding costs. See Select Segment and Division Margin Metrics table in Net Finance Revenue section.

-	Financing and leasing assets grew 16% in 2014, primarily reflecting new business volume of $5.0 billion and the Nacco rail acquisition, partially offset by asset sales, including a UK portfolio and aircraft sold to the TC-CIT Aviation joint venture, equipment depreciation and loan amortization.

-	Gross yields (interest income plus rental income on operating leases as a % of AEA) decreased from 2013 and 2012, reflecting lower rental rates on certain aircraft and growth in the loan portfolio.

-	Net operating lease revenue (rental income on operating leases less depreciation on operating lease equipment and maintenance and other operating lease expenses), which is a component of NFR, increased as higher rental income from growth in the Aerospace and Rail portfolios and strong utilization offset increased depreciation and maintenance and operating lease expense. The decline from 2013 compared to 2012 reflected pressure on renewal rates on certain aircraft, higher depreciation and higher maintenance and operating lease expense. The decline in the operating lease margin (as a % of average operating lease equipment) primarily reflects pressure on renewal rates on certain aircraft.

-	New business volume for 2014 primarily included the delivery of 37 aircraft, approximately 6,000 railcars, with the vast majority of the rail operating lease volume originated by the Bank, and $2.2 billion of finance receivables. New business volume for 2013 primarily reflected the delivery of 24 aircraft and approximately 5,400 railcars, while new business volume for 2012 reflected the addition of 21 aircraft and approximately 7,000 railcars.

-	Equipment utilization remained strong throughout 2014 and ended the year with 99% of commercial air and rail equipment on lease or under a commitment. Rail utilization rates were up from 2013 and 2012, while air utilization remained consistently strong over the 3-year period. We have 16 new aircraft deliveries scheduled for 2015, substantially all of which have lease commitments with customers. Over 80% of all railcars on order have commitments, including about 90% of the approximately 7,000 scheduled railcar deliveries for 2015.

-	Other income primarily reflected the following:

-	Gains on asset sales totaled $78 million on $1.3 billion of equipment and receivable sales, including a gain of $30 million on the sale of aircraft to the TC-CIT Aviation joint ventures, compared to $82 million of gains on $978 million of asset sales in 2012 and $70 million of gains on $750 million of asset sales in 2012.

-	Impairment charges on AHFS totaled $31 million in 2014, and predominantly related to international portfolios and commercial aircraft, compared to $19 million in 2013 and $34 million in 2012, mostly related to commercial aircraft.

-	FSA accretion on counterparty receivable totaled $2 million, $1 million and $15 million for the years ended December 31, 2014, 2013 and 2012, respectively. There is no longer any balance to accrete.

-	Other income also includes a small amount of fee and periodic items, such as a $13 million benefit related to a work-out related claim in 2013.

-	Non-accrual loans were $37 million (1.05% of finance receivables) at December 31, 2014, compared to $35 million (1.01%) at December 31, 2013 and $39 million (1.52%) at December 31, 2012. The 2014 and 2013 provision for credit losses mostly reflected the credit metric trends and loan portfolio growth. Net charge-offs were $38 million (1.06% of average finance receivables) in 2014, up from $17 million (0.55%) and $7 million (0.32%) in 2013 and 2012, respectively. Essentially all of the charge-offs for 2014, 2013 and 2012 were concentrated in the International portfolio. TIF charge-offs in 2014 included approximately $18 million related to the transfer of receivables to assets held for sale (amounts for the prior years were not significant).

CIT ANNUAL REPORT 2014    55

-	Operating expenses increased in 2014 and 2013 reflecting investments in new initiatives and growth in existing businesses, including the Nacco rail acquisition in the 2014 first quarter.

North American Commercial Finance (NACF)

The NACF segment consists of four divisions: Commercial Services, Corporate Finance, Equipment Finance, and Real Estate Finance. Revenue is generated from interest earned on loans, rents on equipment leased, fees and other revenue from lending and leasing activities and capital markets transactions, and commissions earned on factoring and related activities.

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

Corporate Finance provides a range of financing options and offers advisory services to small and medium size companies. Its core products include both loan and fee-based products. Loans offered are primarily senior secured loans collateralized by accounts receivable, inventory, machinery & equipment and/or intangibles that are often used for working capital, plant expansion, acquisitions or recapitalizations. These loans include revolving lines of credit and term loans and, depending on the nature and quality of the collateral, may be referred to as asset-based loans or cash flow loans. We provide financing to customers in a wide range of industries, including Commercial & Industrial, Communications, Media & Entertainment, Energy, and Healthcare.

Equipment Finance provides leasing and equipment financing solutions to small businesses and middle market companies in a wide range of industries on both a private label and direct basis. We provide financing solutions for our borrowers and lessees, and assist manufacturers and distributors in growing sales, profitability and customer loyalty by providing customized, value-added finance solutions to their commercial clients. Our LendEdge platform allows small businesses to access financing through a highly automated credit approval, documentation and funding process. We offer both capital and operating leases.

Real Estate Finance provides senior secured commercial real estate loans to developers and other commercial real estate professionals. We focus on stable, cash flowing properties and originate construction loans to highly experienced and well capitalized developers.

North American Commercial Finance – Financial Data and Metrics (dollars in millions)

	Years Ended December 31,
	2014	2013	2012
Earnings Summary
Interest income	$832.4	$828.6	$976.5
Interest expense	(285.4)	(284.3)	(750.9)
Provision for credit losses	(62.0)	(35.5)	(44.0)
Rental income on operating leases	97.4	104.0	99.4
Other income	318.0	306.5	555.2
Depreciation on operating lease equipment	(81.7)	(75.1)	(71.9)
Operating expenses	(499.7)	(479.5)	(497.0)
Income before provision for income taxes	$319.0	$364.7	$267.3
Pre-tax income – excluding debt redemption charges(1)	$319.0	$373.2	$703.2
Select Average Balances
Average finance receivables (AFR)	$15,397.7	$14,040.4	$12,420.8
Average earning assets (AEA)(2)	14,319.5	12,916.2	11,362.7
Statistical Data
Net finance revenue (interest and rental income, net of interest and depreciation expense) (NFR)	$562.7	$573.2	$253.1
Net finance margin (NFR as a % of AEA)	3.93%	4.44%	2.23%
Pretax return on AEA	2.23%	2.82%	2.35%
New business volume	$6,201.6	$6,244.9	$5,862.9
Factoring volume	$26,702.5	$25,712.2	$25,123.9

(1)	Non-GAAP measurement, see table at the beginning of this section for a reconciliation of non-GAAP to GAAP financial information.

(2)	AEA is lower than AFR as it is reduced by the average credit balances for factoring clients.

Item 7:  Management’s Discussion and Analysis

56    CIT ANNUAL REPORT 2014

Pre-tax income for 2014 reflects strong asset growth, offset by higher credit costs, lower yields in certain portfolios and additional costs related to the August 1, 2014 acquisition of Direct Capital. Pre-tax income includes accelerated debt FSA accretion, which reduced profitability in 2013 and 2012 by $9 million and $436 million, respectively. Excluding accelerated debt FSA accretion, pre-tax income declined from 2012 to 2013 as the benefit from higher assets and lower funding costs were offset by significantly lower other income, primarily lower gains on asset sales and lower net FSA accretion.

The growth in Financing and Leasing Assets was driven by solid new loan and lease volumes, supplemented by the acquisition of approximately $540 million of financing and leasing assets in Direct Capital that are reflected in the Equipment Finance division. New business volume was down slightly from 2013, as the decline in Corporate Finance activity offset increases in Equipment Finance and Real Estate Finance.

Financing and leasing assets in Corporate Finance totaled $6.9 billion at December 31, 2014, up slightly from December 31, 2013 and from $6.6 billion at December 31, 2012. Equipment Finance assets grew to $5.0 billion from $4.3 billion at December 31, 2013, reflecting the Direct Capital acquisition, and from $3.8 billion at December 31, 2012. Real Estate Finance loans totaled $1.8 billion at December 31, 2014, up from $1.6 billion and $0.6 billion at December 31, 2013 and 2012, respectively. Commercial Services factoring receivables and loans of $2.6 billion were up from $2.3 billion at each of December 31, 2013 and 2012.

CIT Bank originated the vast majority of the U.S. funded loan and lease volume in each of the periods presented. At December 31, 2014, over 75% of this segment’s financing and leasing assets were in the Bank.

New business pricing in each of our units remains competitive, and was relatively consistent throughout 2014.

Highlights included:

-	NFR was down slightly from 2013 and up from 2012. Because of the significant impact accelerated debt repayments had on prior periods, it is more meaningful to exclude the accelerated accretion. Excluding accelerated debt FSA, NFR of $563 million was down from $582 million in 2013 and $689 million in 2012. NFR, excluding accelerated debt FSA accretion, benefited from a higher level of earning assets and lower funding costs in 2014 and 2013, which were offset by a declining benefit from net FSA accretion and lower yields on certain loan products. Net FSA accretion, excluding the accelerated debt accretion, increased NFR by $20 million in 2014, $44 million in 2013 and $254 million in 2012.

-	NACF gross yields and NFM reflect continued pressures on yields in certain units of the business. See Select Segment and Division Margin Metrics table in Net Finance Revenue section.

-	Financing and leasing assets totaled $16.2 billion, up from $15.0 billion at December 31, 2013 and $13.3 billion at December 31, 2012, driven primarily by new business volume and the Direct Capital acquisition.

-	Other income was up slightly from 2013 and down from 2012, reflecting the following:

-	Factoring commissions of $120 million were down slightly from both prior years as pressure on factoring commission rates due to competition and changes in the portfolio mix offset increased factoring volume.

-	Gains on asset sales (including receivables, equipment and investments) totaled $89 million in 2014, up from $47 million in 2013 but down from $227 million in 2012. Financing and Leasing assets sold totaled $803 million in 2014, compared to $439 million in 2013 and $948 million in 2012.

-	FSA-related counterparty receivable accretion totaled $8 million, compared to $7 million in 2013 and $68 million in 2012. There is no longer any balance to accrete.

-	Recoveries of loans charged off pre-emergence and loans charged off prior to transfer to assets held for sale totaled $13 million in 2014, unchanged from 2013 and down from $45 million in 2012.

-	Fee revenue was $81 million in 2014, compared to $82 million in 2013 and $67 million in 2012. Fee revenue is mainly driven by syndication fees, arranger fees, agent fees and fees from issuing letters of credit and on unused lines of credit.

-	2013 also included gains on workout-related claims of $19 million.

-	Credit metrics remained at or near cycle lows. Non-accrual loans declined to $101 million (0.63% of finance receivables), from $147 million (1.00%) at December 31, 2013 and $218 million (1.66%) at December 31, 2012. Net charge-offs were $56 million (0.36% of average finance receivables) in 2014, compared to $19 million (0.13%) in 2013 and $52 million (0.42%) in 2012. Net charge-offs for 2014 included $18 million related to the transfer of receivables to AHFS compared to $5 million in 2013.

-	Operating expenses largely reflected the benefits of operating efficiencies gained compared to 2013 and 2012, offset by the additional costs related to the acquisition of Direct Capital.

CIT ANNUAL REPORT 2014    57

Non-Strategic Portfolios (NSP)

NSP consisted of portfolios that we no longer consider strategic. At December 31, 2014, these consisted primarily of equipment financing portfolios in Mexico and Brazil, both of which were under definitive sale agreements. On June 27, 2014, we completed the sale of the Small Business Lending (“SBL”) division, with results included in the 2014 financials.

Non-Strategic Portfolios – Financial Data and Metrics (dollars in millions)

	Years Ended December 31,
	2014	2013	2012
Earnings Summary
Interest income	$90.5	$157.2	$180.3
Interest expense	(82.1)	(130.2)	(262.4)
Provision for credit losses	0.4	(10.8)	7.3
Rental income on operating leases	35.7	111.0	135.1
Other income	(57.6)	(14.6)	(9.1)
Depreciation on operating lease equipment	(14.4)	(32.2)	(30.4)
Maintenance and other operating lease expenses	–	(0.1)	(0.1)
Operating expenses	(74.6)	(143.1)	(145.7)
Loss before provision for income taxes	$(102.1)	$(62.8)	$(125.0)
Pre-tax loss – excluding debt redemption charges and accelerated OID on debt extinguishment related to the GSI facility(1)	$(102.1)	$(57.4)	$(85.5)
Select Average Balances
Average finance receivables (AFR)	$151.2	$1,128.6	$1,490.7
Average earning assets (AEA)	832.2	1,771.7	1,976.7
Statistical Data
Net finance revenue (interest and rental income, net of interest and depreciation expense and maintenance and other operating lease expenses) (NFR)	$29.7	$105.7	$22.5
Net finance margin (NFR as a % of AEA)	3.57%	5.97%	1.14%
New business volume	$216.5	$713.0	$911.6

(1)	Non-GAAP measurement, see table at the beginning of this section for a reconciliation of non-GAAP to GAAP financial information.

Pre-tax losses continued in 2014, driven by lower asset levels from reduced business activity and lower other income. 2013 and 2012 pre-tax results were also impacted by accelerated debt FSA and OID accretion of $5 million and $40 million, respectively, reflecting debt prepayment activities.

Financing and leasing assets totaled $380 million at December 31, 2014, down from $1.3 billion at December 31, 2013 and $2.0 billion at December 31, 2012. The current year decline reflected the exit from all the sub-scale countries in Asia and Europe, and several in Latin America, as well as our SBL portfolio. Essentially the entire remaining balance consists of the portfolios in Mexico and Brazil. We have entered into definitive agreements to sell these businesses and both transactions are subject to customary regulatory approvals. We anticipate closing the Mexico transaction in the 2015 first quarter and Brazil in the second half of 2015. During 2013, we completed the sale of the Dell Europe portfolio, approximately $470 million of financing and leasing assets, as well as certain other foreign portfolios.

Highlights included:

-	Net finance revenue (“NFR”) was down from 2013, driven by lower earning assets. There was minimal net FSA accretion in 2014, while NFR included total net FSA accretion costs of $20 million in 2013 and $122 million in 2012.

-	Other income declined from the prior years, reflecting:

-	A gain of $1 million on $483 million of receivable and equipment sales in 2014, which included approximately $340 million of assets related to the SBL portfolio. Gains totaled $57 million on $656 million of receivable and equipment sales in 2013, which included approximately $470 million of assets related to the Dell Europe portfolio sale. Gains totaled $22 million on $43 million of equipment and receivable sales in 2012. The 2013 gain included $50 million on the sale of the Dell Europe portfolio, whereas the 2012 gain included $14 million related to the sale of our Dell Europe operating platform.

-	Impairment charges recorded on international equipment finance portfolios and operating lease equipment held for sale. Total impairment charges were $70 million for 2014, compared to $105 million and $81 million for the 2013 and 2012, respectively. The 2014 impairment charges related mostly to fair value adjustments to portfolios in AHFS as part of our international rationalization. The majority of the 2013 and 2012 impairments related to charges on operating leases recorded in assets held for sale ($62 million in 2013 and $80 million in 2012), which had a nearly offsetting benefit in net finance revenue related to suspended depreciation, and for portfolios transferred to AHFS as part of our international rationalization. See “Non-interest Income” and

Item 7:  Management’s Discussion and Analysis

58    CIT ANNUAL REPORT 2014

“Expenses” for discussions on impairment charges and suspended depreciation on operating lease equipment held for sale.

-	The remaining balance mostly includes fee revenue, recoveries of loans charged off pre-emergence and loans charged off prior to transfer to held for sale and other revenues. Fee revenue included servicing fees related to the small business lending portfolio, which totaled $5 million in 2014 and $11 million for each of 2013 and 2012, which were no longer earned subsequent to the sale of that portfolio in 2014.

-	Operating expenses were down, primarily reflecting lower cost due to the sales in 2014 and 2013, including SBL, Dell Europe operations and other international operations. As we complete the exits in Mexico and Brazil and the closing of several legal entities in Europe and Asia we expect to eliminate approximately $15 million from our quarterly expenses.

Corporate and Other

Certain items are not allocated to operating segments and are included in Corporate and Other, including unallocated interest expense, primarily related to corporate liquidity costs (Interest Expense), mark-to-market adjustments on non-qualifying derivatives (Other Income), restructuring charges for severance and facilities exit activities and certain legal costs and unallocated expenses (Operating Expenses). Corporate and Other also reflects net gains or losses on debt extinguishments.

Corporate and Other – Financial Data (dollars in millions)

	Years Ended December 31,
	2014	2013	2012
Earnings Summary
Interest income	$14.2	$14.5	$19.0
Interest expense	(68.3)	(60.9)	(320.9)
Provision for credit losses	(0.2)	0.1	(0.2)
Other income	(24.9)	7.2	2.8
Operating expenses	(65.6)	(92.3)	(31.0)
Loss on debt extinguishments	(3.5)	–	(61.2)
Loss before provision for income taxes	$(148.3)	$(131.4)	$(391.5)
Pre-tax loss – excluding debt redemption charges and accelerated OID on debt extinguishment related to the GSI facility(1)	$(144.8)	$(130.4)	$(149.3)

(1)	Non-GAAP measurement, see table at the beginning of this section for a reconciliation of non-GAAP to GAAP financial information.

-	Interest income consists of interest and dividend income primarily from deposits held at other depository institutions and other investment securities.

-	Interest expense is allocated to the segments. Amounts in excess of these allocations and amounts related to excess liquidity are held in Corporate. Interest expense also reflects certain FSA amounts, $17 million in 2014, while 2013 and 2012 included $8 million and $196 million, respectively.

-	Other income primarily reflects gains and (losses) on derivatives, including the GSI facilities, which drove the balances in 2014, and foreign currency exchange. The GSI derivative had a negative mark-to-market of $15 million in 2014.

-	Operating expenses reflects salary and general and administrative expenses in excess of amounts allocated to the business segments and litigation-related costs, including $50 million in 2013 related to the Tyco tax agreement settlement. Operating expenses also included $31 million, $37 million and $23 million related to provision for severance and facilities exiting activities during 2014, 2013 and 2012, respectively.

-	The 2012 loss on debt extinguishments resulted primarily from repayments of Series C Notes.

CIT ANNUAL REPORT 2014    59

FINANCING AND LEASING ASSETS

The following table presents our financing and leasing assets by segment.

Financing and Leasing Asset Composition (dollars in millions)

	December 31,
	2014	2013	2012	$ Change 2014 vs 2013	$ Change 2013 vs 2012
Transportation & International Finance
Loans	$3,558.9	$3,494.4	$2,556.5	$64.5	$937.9
Operating lease equipment, net	14,665.2	12,778.5	12,178.0	1,886.7	600.5
Assets held for sale	815.2	158.5	173.6	656.7	(15.1)
Financing and leasing assets	19,039.3	16,431.4	14,908.1	2,607.9	1,523.3
Aerospace
Loans	1,796.5	1,247.7	1,217.6	548.8	30.1
Operating lease equipment, net	8,949.5	8,267.9	8,105.2	681.6	162.7
Assets held for sale	391.6	148.8	171.8	242.8	(23.0)
Financing and leasing assets	11,137.6	9,664.4	9,494.6	1,473.2	169.8
Rail
Loans	130.0	107.2	117.0	22.8	(9.8)
Operating lease equipment, net	5,715.2	4,503.9	4,060.7	1,211.3	443.2
Assets held for sale	1.2	3.3	1.8	(2.1)	1.5
Financing and leasing assets	5,846.4	4,614.4	4,179.5	1,232.0	434.9
Maritime Finance
Loans	1,006.7	412.6	–	594.1	412.6
Assets held for sale	19.7	–	–	19.7	–
Financing and leasing assets	1,026.4	412.6	–	613.8	412.6
International Finance
Loans	625.7	1,726.9	1,221.9	(1,101.2)	505.0
Operating lease equipment, net	0.5	6.7	12.1	(6.2)	(5.4)
Assets held for sale	402.7	6.4	–	396.3	6.4
Financing and leasing assets	1,028.9	1,740.0	1,234.0	(711.1)	506.0
North American Commercial Finance
Loans	15,936.0	14,693.1	13,084.4	1,242.9	1,608.7
Operating lease equipment, net	265.2	240.5	150.9	24.7	89.6
Assets held for sale	22.8	38.2	42.1	(15.4)	(3.9)
Financing and leasing assets	16,224.0	14,971.8	13,277.4	1,252.2	1,694.4
Corporate Finance
Loans	6,889.9	6,831.8	6,501.0	58.1	330.8
Operating lease equipment, net	–	6.2	16.2	(6.2)	(10.0)
Assets held for sale	22.8	38.2	34.1	(15.4)	4.1
Financing and leasing assets	6,912.7	6,876.2	6,551.3	36.5	324.9
Equipment Finance
Loans	4,717.3	4,044.1	3,662.0	673.2	382.1
Operating lease equipment, net	265.2	234.3	134.7	30.9	99.6
Assets held for sale	–	–	8.0	–	(8.0)
Financing and leasing assets	4,982.5	4,278.4	3,804.7	704.1	473.7
Real Estate Finance
Loans	1,768.6	1,554.8	616.1	213.8	938.7
Commercial Services
Loans and factoring receivables	2,560.2	2,262.4	2,305.3	297.8	(42.9)
Non-Strategic Portfolios
Loans	0.1	441.7	1,512.2	(441.6)	(1,070.5)
Operating lease equipment, net	–	16.4	82.8	(16.4)	(66.4)
Assets held for sale	380.1	806.7	429.1	(426.6)	377.6
Financing and leasing assets	380.2	1,264.8	2,024.1	(884.6)	(759.3)
Total financing and leasing assets	$35,643.5	$32,668.0	$30,209.6	$2,975.5	$2,458.4

Item 7:  Management’s Discussion and Analysis

60    CIT ANNUAL REPORT 2014

Financing and leasing assets continued to grow in 2014, reflecting strong new business volumes and acquisitions, partially offset by portfolio collections and prepayments and asset sales.

Growth in TIF during 2014 was driven by the transportation divisions, reflecting solid new business volume, and was supplemented by the acquisition of Nacco that added approximately $650 million of operating lease equipment. As we reevaluated certain International Finance portfolios during 2014, higher asset sales resulted in lower asset balances in that division. TIF financing and leasing assets AHFS were mainly comprised of a $400 million U.K. portfolio and aircraft, including $225 million to be sold to the TC-CIT Aviation joint venture. See “Results by Business Segment” for detail.

Growth in NACF in 2014 was led by Equipment Finance, which included the acquisition of Direct Capital that increased loans by approximately $540 million at the time of acquisition in the third quarter. Commercial Services grew by approximately 13% in 2014 and Real Estate Finance also grew, but at a slower pace than in 2013.

The 2014 decline in NSP primarily reflected sales, which included the remaining SBL portfolio, limited new business volumes and portfolio runoff. The remaining AHFS primarily reflected the Mexico and Brazil portfolios, each subject to separate sales agreements.

Financing and leasing assets increased in 2013 from 2012, reflecting strong new business volumes and portfolio purchases, partially offset by portfolio collections and prepayments and asset sales. Operating lease equipment increased, primarily reflecting scheduled equipment deliveries in Aerospace and Rail. Assets held for sale totaled $1.0 billion at December 31, 2013, and included assets associated with our subscale and international platform rationalization efforts, primarily portfolios in Europe and South America, and a small business lending portfolio in NSP and mostly aerospace equipment in TIF.

Financing and leasing asset trends are discussed in the respective segment descriptions in “Results by Business Segment”.

The following table reflects the contractual maturities of our finance receivables:

Contractual Maturities of Loans at December 31, 2014 (dollars in millions)

	U.S.	Foreign	Total
Fixed-rate
1 year or less	$3,662.2	$674.7	$4,336.9
Year 2	1,119.7	380.0	1,499.7
Year 3	793.3	251.0	1,044.3
Year 4	458.0	151.8	609.8
Year 5	229.8	100.9	330.7
2-5 years	2,600.8	883.7	3,484.5
After 5 years	440.7	205.7	646.4
Total fixed-rate	6,703.7	1,764.1	8,467.8
Adjustable-rate
1 year or less	536.6	270.0	806.6
Year 2	1,332.9	272.1	1,605.0
Year 3	1,497.8	313.7	1,811.5
Year 4	1,892.4	394.9	2,287.3
Year 5	1,327.6	539.1	1,866.7
2-5 years	6,050.7	1,519.8	7,570.5
After 5 years	2,179.7	470.4	2,650.1
Total adjustable-rate	8,767.0	2,260.2	11,027.2
Total	$15,470.7	$4,024.3	$19,495.0

CIT ANNUAL REPORT 2014    61

The following table presents the changes to our financing and leasing assets:

Financing and Leasing Assets Rollforward (dollars in millions)

	Transportation & International Finance	North American Commercial Finance	Non-Strategic Portfolios	Total
Balance at December 31, 2011	$13,702.8	$12,250.7	$1,959.4	$27,912.9
New business volume	2,825.7	5,862.9	911.6	9,600.2
Portfolio / business purchases	198.0	–	–	198.0
Loan and portfolio sales	–	(448.7)	(10.0)	(458.7)
Equipment sales	(750.0)	(499.1)	(33.0)	(1,282.1)
Depreciation	(410.9)	(71.9)	(30.4)	(513.2)
Gross charge-offs	(15.7)	(98.9)	(27.1)	(141.7)
Collections and other	(641.8)	(3,717.6)	(746.4)	(5,105.8)
Balance at December 31, 2012	14,908.1	13,277.4	2,024.1	30,209.6
New business volume	3,578.0	6,244.9	713.0	10,535.9
Portfolio / business purchases	154.3	720.4	–	874.7
Loan and portfolio sales	(103.2)	(129.4)	(621.0)	(853.6)
Equipment sales	(874.8)	(309.5)	(34.8)	(1,219.1)
Depreciation	(433.3)	(75.1)	(32.2)	(540.6)
Gross charge-offs	(26.0)	(58.3)	(54.3)	(138.6)
Collections and other	(771.7)	(4,698.6)	(730.0)	(6,200.3)
Balance at December 31, 2013	16,431.4	14,971.8	1,264.8	32,668.0
New business volume	5,015.0	6,201.6	216.5	11,433.1
Portfolio / business purchases	649.2	536.6	–	1,185.8
Loan and portfolio sales	(474.1)	(460.6)	(454.2)	(1,388.9)
Equipment sales	(780.5)	(342.1)	(28.3)	(1,150.9)
Depreciation	(519.6)	(81.7)	(14.4)	(615.7)
Gross charge-offs	(44.8)	(75.2)	(7.5)	(127.5)
Collections and other	(1,237.3)	(4,526.4)	(596.7)	(6,360.4)
Balance at December 31, 2014	$19,039.3	$16,224.0	$380.2	$35,643.5

New business volume in 2014 increased 9% from 2013 following a 10% increase from 2012, reflecting solid demand for TIF and NACF products and services. TIF new business volume primarily reflects scheduled aircraft and railcar deliveries, and increased maritime finance lending. NACF maintained its strong performance from 2013. New business volume was down slightly in NACF, as the decline in Corporate Finance activity, mostly in the commercial and industrial industries, offset the increase in Equipment Finance, which also included solid activity from Direct Capital. NSP was down from 2013 and 2012 resulting from our international platform rationalization.

Portfolio/business purchases included Nacco in TIF and Direct Capital in NACF during 2014 and a commercial loan portfolio in NACF and a portfolio in TIF during 2013.

Loan and portfolio sales in TIF during 2014 reflect international portfolios, while NACF had various loan sales throughout the year and NSP primarily consisted of the small business loan portfolio, along with some international portfolios. NSP 2013 activity reflected sales of sub-scale platforms associated with our international platform rationalization efforts and approximately $470 million of Dell Europe receivables. The 2012 sales in NACF primarily reflected corporate loans.

Equipment sales in TIF consisted of aerospace and rail assets in conjunction with its portfolio management activities and strategic initiatives, including sales to the TC-CIT Aviation joint venture. NACF sales reflect assets within Equipment Finance and Corporate Finance, while NSP sales included Dell Europe assets in 2013 and 2012.

Portfolio activities are discussed in the respective segment descriptions in “Results by Business Segment”.

Item 7:  Management’s Discussion and Analysis

62    CIT ANNUAL REPORT 2014

CONCENTRATIONS

Ten Largest Accounts

Our ten largest financing and leasing asset accounts, the vast majority of which are lessors of air and rail assets, in the aggregate represented 11.1% of our total financing and leasing assets at December 31, 2014 (the largest account was less than 2.2%).

The ten largest financing and leasing asset accounts were 9.8% at both December 31, 2013 and 2012.

Geographic Concentrations

The following table represents the financing and leasing assets by obligor geography:

Financing and Leasing Assets by Obligor – Geographic Region (dollars in millions)

	December 31, 2014		December 31, 2013		December 31, 2012
Northeast	$6,552.0	18.4%	$5,933.1	18.2%	$4,495.4	14.9%
Southwest	3,852.8	10.8%	3,606.9	11.1%	3,090.8	10.2%
Midwest	3,821.6	10.7%	3,762.5	11.5%	3,970.9	13.2%
Southeast	3,732.9	10.5%	2,690.2	8.2%	2,612.9	8.7%
West	3,183.1	8.9%	3,238.6	9.9%	3,092.9	10.2%
Total U.S.	21,142.4	59.3%	19,231.3	58.9%	17,262.9	57.2%
Asia / Pacific	4,712.8	13.2%	4,017.9	12.3%	3,790.0	12.5%
Europe	3,192.4	9.0%	3,692.4	11.3%	3,386.7	11.2%
Canada	2,520.6	7.1%	2,287.0	7.0%	2,255.1	7.5%
Latin America	1,651.7	4.6%	1,743.1	5.3%	1,934.3	6.4%
All other countries	2,423.6	6.8%	1,696.3	5.2%	1,580.6	5.2%
Total	$35,643.5	100.0%	$32,668.0	100.0%	$30,209.6	100.0%

The following table summarizes both state concentrations greater than 5.0% and international country concentrations in excess of 1.0% of our financing and leasing assets:

Financing and Leasing Assets by Obligor – State and Country (dollars in millions)

	December 31, 2014		December 31, 2013		December 31, 2012
State
Texas	$3,261.4	9.1%	$3,022.4	9.3%	$2,466.2	8.2%
New York	2,492.3	7.0%	2,323.3	7.1%	1,836.1	6.1%
All other states	15,388.7	43.2%	13,885.6	42.5%	12,960.6	42.9%
Total U.S.	$21,142.4	59.3%	$19,231.3	58.9%	$17,262.9	57.2%
Country
Canada	$2,520.6	7.1%	$2,287.0	7.0%	$2,255.1	7.5%
China	1,043.7	2.9%	969.1	2.9%	1,113.5	3.7%
Australia	1,029.1	2.9%	974.4	3.0%	1,041.8	3.4%
England	855.3	2.4%	1,166.5	3.6%	941.9	3.1%
Mexico	670.7	1.9%	819.9	2.5%	940.5	3.1%
Brazil	579.5	1.6%	710.3	2.2%	685.6	2.3%
Philippines	511.3	1.4%	255.9	0.8%	172.8	0.6%
Indonesia	424.4	1.2%	285.9	0.8%	319.9	1.0%
Russia(1)	400.0	1.1%	355.9	1.1%	322.9	1.1%
France	340.6	1.0%	294.7	0.9%	248.2	0.8%
Spain	339.4	1.0%	450.7	1.4%	459.1	1.5%
All other countries	5,786.5	16.2%	4,866.4	14.9%	4,445.4	14.7%
Total International	$14,501.1	40.7%	$13,436.7	41.1%	$12,946.7	42.8%

(1)	Most of the balance represents operating lease equipment.

CIT ANNUAL REPORT 2014    63

Cross-Border Transactions

Cross-border transactions reflect monetary claims on borrowers domiciled in foreign countries and primarily include cash deposited with foreign banks and receivables from residents of a foreign country, reduced by amounts funded in the same currency and recorded in the same jurisdiction. The following table includes all countries that we have cross-border claims of 0.75% or greater of total consolidated assets at December 31, 2014:

Cross-border Outstandings as of December 31 (dollars in millions)

	2014						2013		2012
Country	Banks(**)	Government	Other	Net Local Country Claims	Total Exposure	Exposure as a Percentage of Total Assets	Total Exposure	Exposure as a Percentage of Total Assets	Total Exposure	Exposure as a Percentage of Total Assets
Canada	$76	$–	$173	$1,148	$1,397	2.92%	$1,784.0	3.78%	$1,285.0	2.92%
United Kingdom	562	2	269	296	1,129	2.36%	1,317.0	2.79%	449.0	1.02%
China	–	–	126	727	853	1.78%	881.0	1.87%	335.0	0.76%
Marshall Islands	–	–	687	–	687	1.43%	–	–	–	–
France	3	–	412	11	426	0.89%	586.0	1.24%	566.0	1.29%
Germany	–	–	–	–	(*)	–	442.0	0.94%	(*)	–
Mexico	–	–	–	–	–	–	406.0	0.86%	(*)	–
Netherlands	–	–	–	–	(*)	–	(*)	–	364.0	0.83%

(*)	Cross-border outstandings were less than 0.75% of total consolidated assets

(**)	Claims from Bank counterparts include claims outstanding from derivative products.

Industry Concentrations

The following table represents financing and leasing assets by industry of obligor:

Financing and Leasing Assets by Obligor – Industry (dollars in millions)

	December 31, 2014		December 31, 2013		December 31, 2012
Commercial airlines (including regional airlines)(1)	$10,313.7	28.9%	$8,972.4	27.5%	$9,039.2	29.9%
Manufacturing(2)	4,702.6	13.2%	4,311.9	13.2%	4,181.1	13.8%
Retail(3)	3,187.8	8.9%	3,063.1	9.4%	3,010.7	10.0%
Transportation(4)	2,872.5	8.1%	2,515.9	7.7%	2,379.6	7.9%
Service industries	2,553.6	7.2%	3,123.4	9.6%	3,039.8	10.1%
Wholesale	1,710.3	4.8%	1,394.1	4.3%	884.4	2.9%
Real Estate	1,590.5	4.5%	1,351.4	4.1%	694.5	2.3%
Energy and utilities	1,513.2	4.2%	1,384.6	4.2%	1,078.8	3.6%
Oil and gas extraction / services	1,483.4	4.2%	1,157.1	3.5%	990.3	3.3%
Finance and insurance	1,272.1	3.6%	787.0	2.4%	729.9	2.4%
Healthcare	1,159.7	3.3%	1,393.1	4.3%	1,466.7	4.8%
Other (no industry greater than 2%)	3,284.1	9.1%	3,214.0	9.8%	2,714.6	9.0%
Total	$35,643.5	100.0%	$32,668.0	100.0%	$30,209.6	100.0%

Certain prior period balances in the table have been conformed to the current period presentation.

(1)	Includes the Commercial Aerospace Portfolio and additional financing and leasing assets that are not commercial aircraft.

(2)	At December 31, 2014, includes petroleum and coal, including refining (1.5%),manufacturers of chemicals, including pharmaceuticals (3.4%), Electrical and Electronic Equipment (1.0%) and Stone, Clay, Glass & Concrete (1.0%).

(3)	At December 31, 2014, includes retailers of apparel (4.2%) and general merchandise (1.7%).

(4)	At December 31, 2014, includes rail (3.9%), maritime (1.8%) and trucking and shipping (1.6%).

Direct exposure to customers in the energy industry includes $1.5 billion in energy and utilities and $1.5 billion in the oil and gas extraction/services industries. Energy and utilities primarily consists of project finance transactions supporting unregulated power generation plants, mostly fueled by natural gas. Approximately $1 billion of the exposure to oil and gas extraction/services includes railcars, primarily tank and sand railcars, leased to companies in these industries. There is also approximately $0.5 billion of loans that are exposed to oil (primarily in oil and gas extraction/services), of which approximately 80% is secured and approximately two-thirds is with oilfield services companies.

Item 7:  Management’s Discussion and Analysis

64    CIT ANNUAL REPORT 2014

Operating Lease Equipment — Rail

As detailed in the following table, at December 31, 2014, TIF had approximately 120,000 railcars and 390 locomotives on operating lease. We also have commitments to purchase railcars, as disclosed in Item 8. Financial Statements and Supplementary Data, Note 21 — Commitments.

Railcar Type	Owned Fleet	Purchase Orders
Covered Hoppers	45,026	5,826
Tank Cars	30,765	5,212
Coal	12,483	–
Mill/Coil Gondolas	14,128	–
Boxcars	8,539	–
Flatcars	5,524	–
Locomotives	390	–
Other	3,197	–
Total	120,052	11,038

TIF’s global Rail business has a fleet of approximately 120,000 railcars, including approximately 31,000 tank cars. The North American fleet has approximately 19,000 tank cars used in the transport of crude oil, ethanol and other flammable liquids (collectively, “Flammable Liquids”). Of the 19,000 tank cars, approximately 12,000 tank cars are leased directly to customers for the transportation of crude by rail. In addition, the owned fleet contains 9,000 covered hoppers that carry sand to support crude oil and natural gas drilling.

Following several highly-publicized derailments of tank cars since mid-2013, U.S. and Canadian government agencies and industry groups agreed to implement a number of operational changes, including requiring multiple crew members on all trains carrying hazardous materials, prohibiting unattended trains on main lines, increasing track inspections, reducing speeds in populated areas, redirecting trains around high-risk areas, and mandating the testing and classification of crude oil prior to shipment. In addition, in April, 2014, Transport Canada (“TC”) issued an order prohibiting the use of certain older tank cars in dangerous goods service in Canada effective immediately, however CIT had no railcars impacted by the order.

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

Until PHMSA and TC release their proposed rules, we will be unable to assess how any final regulations may impact CIT and what changes may be required with respect to our tank cars in Flammable Liquids service, including the scope and cost to CIT of any retrofit program and the timing of required implementation of any retrofitting requirements. Since the average age of our affected fleet is relatively young, we expect to retrofit most, if not all, of our cars pursuant to the regulations and to amortize and recover the cost over the remaining asset life. We do not expect these operational and regulatory changes will have a material impact on our business or financial results.

Operating Lease Equipment — Aerospace

As detailed in the following table, at December 31, 2014, TIF had 279 commercial aircraft on operating lease. We also have commitments to purchase aircraft, as disclosed in Item 8. Financial Statements and Supplementary Data, Note 21 — Commitments.

Aircraft Type	Owned Fleet	Order Book
Airbus A319/320/321	122	55
Airbus A330	38	20
Airbus A350	–	14
Boeing 737	82	44
Boeing 757	8	–
Boeing 767	6	–
Boeing 787	2	18
Embraer 145	1	–
Embraer 175	4	–
Embraer 190/195	15	1
Other	1	–
Total	279	152

CIT ANNUAL REPORT 2014    65

Commercial Aerospace

The following tables present detail on our commercial and regional aerospace portfolio (“Commercial Aerospace”). The net investment in regional aerospace financing and leasing assets was $48 million, $52 million and $80 million at December 31, 2014 and 2013 and 2012, respectively, and was substantially comprised of loans and capital leases.

The information presented below by region, manufacturer, and body type, is based on our operating lease aircraft portfolio which comprises 91% of our total commercial aerospace portfolio and substantially all of our owned fleet of leased aircraft at December 31, 2014.

Commercial Aerospace Portfolio (dollars in millions)

	December 31, 2014		December 31, 2013		December 31, 2012
	Net Investment	Number	Net Investment	Number	Net Investment	Number
By Product:
Operating lease(1)	$9,309.3	279	$8,379.3	270	$8,238.8	268
Loan(2)	635.0	50	505.3	39	666.7	64
Capital lease	335.6	21	31.7	8	40.4	10
Total	$10,279.9	350	$8,916.3	317	$8,945.9	342

Commercial Aerospace Operating Lease Portfolio(1)

	December 31, 2014		December 31, 2013		December 31, 2012
	Net Investment	Number	Net Investment	Number	Net Investment	Number
By Region:
Asia / Pacific	$3,610.0	88	$3,065.1	81	$3,071.3	83
Europe	2,135.4	82	2,408.8	91	2,343.2	86
U.S. and Canada	1,802.6	57	1,276.5	43	1,049.9	38
Latin America	994.9	37	940.3	38	1,020.2	42
Africa / Middle East	766.4	15	688.6	17	754.2	19
Total	$9,309.3	279	$8,379.3	270	$8,238.8	268
By Manufacturer:
Airbus	$5,985.5	160	$5,899.1	167	$5,602.6	162
Boeing	2,711.6	98	2,038.7	87	2,301.0	94
Embraer	547.2	20	441.5	16	324.8	12
Other	65.0	1	–	–	10.4	–
Total	$9,309.3	279	$8,379.3	270	$8,238.8	268
By Body Type (3):
Narrow body	$6,287.8	230	$6,080.6	230	$5,966.6	227
Intermediate	2,955.3	47	2,297.3	39	2,222.6	39
Wide body	–	–	–	–	37.5	1
Regional and other	66.2	2	1.4	1	12.1	1
Total	$9,309.3	279	$8,379.3	270	$8,238.8	268
Number of customers		98		98		97
Weighted average age of fleet (years)		5		5		5

(1)	Includes operating lease equipment held for sale.

(2)	Plane count excludes aircraft in which our net investment consists of syndicated financings against multiple aircraft. The net investment associated with such financings was $39 million at December 31, 2014, $45 million at December 31, 2013, and $50 million at December 31, 2012.

(3)	Narrow body are single aisle design and consist primarily of Boeing 737 and 757 series, Airbus A320 series, and Embraer E170 and E190 aircraft. Intermediate body are smaller twin aisle design and consist primarily of Boeing 767 series and Airbus A330 series aircraft. Wide body are large twin aisle design, such as Boeing 747 and 777 series aircraft. Regional and Other includes aircraft and related equipment, such as engines.

Our top five commercial aerospace outstanding exposures totaled $2,595.1 million at December 31, 2014. The largest individual outstanding exposure totaled $759.6 million at December 31, 2014, which was to a U.S. carrier. See Note 21 — Commitments in Item 8. Financial Statements and Supplementary Data for additional information regarding commitments to purchase additional aircraft.

Item 7:  Management’s Discussion and Analysis

66    CIT ANNUAL REPORT 2014

RISK MANAGEMENT

CIT is subject to a variety of risks that may arise through the Company’s business activities, including the following principal forms of risk:

-	Strategic risk is the impact on earnings or capital arising from adverse strategic business decisions, improper implementation of strategic decisions, or lack of responsiveness to changes in the industry, including changes in the financial services industry as well as fundamental changes in the businesses in which our customers and our Company engages.

-	Credit risk is the risk of loss (including the incurrence of additional expenses) when a borrower does not meet its financial obligations to the Company. Credit risk may arise from lending, leasing, and/or counterparty activities.

-	Asset risk is the equipment valuation and residual risk of lease equipment owned by the Company that arises from fluctuations in the supply and demand for the underlying leased equipment. The Company is exposed to the risk that, at the end of the lease term, the value of the asset will be lower than expected, resulting in either reduced future lease income over the remaining life of the asset or a lower sale value.

-	Market risk includes interest rate risk and foreign currency risk. Interest rate risk is the impact that fluctuations in interest rates will have on the Company’s net finance revenue and on the market value of the Company’s assets, liabilities and derivatives. Foreign exchange risk is the economic impact that fluctuations in exchange rates between currencies can have on the Company’s non-dollar denominated assets and liabilities.

-	Liquidity risk is the risk that the Company has an inability to maintain adequate cash resources and funding capacity to meet its obligations, including under stress scenarios.

-	Capital risk is the risk that the Company does not have adequate capital to cover its risks and to support its growth and strategic objectives.

-	Operational risk is the risk of financial loss, damage to the Company’s reputation, or other adverse impacts resulting from inadequate or failed internal processes and systems, people or external events.

-	Information Technology Risk is the risk of financial loss, damage to the company’s reputation or other adverse impacts resulting from unauthorized (malicious or accidental) disclosure, modification, or destruction of information, including cyber-crime, unintentional errors and omissions, IT disruptions due to natural or man-made disasters, or failure to exercise due care and diligence in the implementation and operation of an IT system.

-	Legal and Regulatory Risk is the risk that the Company is not in compliance with applicable laws and regulations, which may result in fines, regulatory criticism or business restrictions, or damage to the Company’s reputation.

-	Reputational Risk is the potential that negative publicity, whether true or not, will cause a decline in the value of the Company due to changes in the customer base, costly litigation, or other revenue reductions.

GOVERNANCE AND SUPERVISION

CIT’s Risk Management Group (“RMG”) has established a Risk Governance Framework that is intended to promote appropriate risk identification, measurement, monitoring, management and control. The Risk Governance Framework is focused on:

-	the major risks inherent to CIT’s business activities, as defined above;

-	the Enterprise Risk Framework, which includes the policies, procedures, practices and resources used to manage and assess these risks, and the decision-making governance structure that supports it;

-	the Risk Appetite and Risk Tolerance Framework, which defines the level and type of risk CIT is willing to assume in its exposures and business activities, given its business objectives, and sets limits, credit authorities, target performance metrics, underwriting standards and risk acceptance criteria used to define and guide the decision-making processes; and

-	management information systems, including data, models, analytics and risk reporting, to enable adequate identification, monitoring and reporting of risks for proactive management.

The Risk Management Committee (“RMC”) of the Board oversees the major risks inherent to CIT’s business activities and the control processes with respect to such risks. The Chief Risk Officer (“CRO”) supervises CIT’s risk management functions through the RMG and reports regularly to the RMC of the Board on the status of CIT’s risk management program. Within the RMG, officers with reporting lines to the CRO supervise and manage groups and departments with specific risk management responsibilities.

The Credit Risk Management (“CRM”) group manages and approves all credit risk throughout CIT. This group is led by the Chief Credit Officer (“CCO”), and includes the heads of credit for each business, the head of Problem Loan Management, Credit Control and Credit Administration. The CCO chairs several key governance committees, including the Corporate Credit Committee (“CCC”).

The Enterprise Risk Management (“ERM”) group is responsible for oversight of asset risk, market risk, liquidity risk, capital risk, operational risk, model development, analytics, risk data and reporting.

The Chief Model Risk Officer reports directly to the CRO, and is responsible for model governance, validation and monitoring

The Chief Information Risk Officer reports to the CRO and is responsible for IT Risk, Business Continuity Planning and Disaster Recovery.

The Risk Framework, Risk Policy & Governance are also managed through a direct report to the CRO.

Credit Review is an independent oversight function that is responsible for performing internal credit-related reviews for the organization as well as the ongoing monitoring, testing, and measurement of credit quality and credit process risk in enterprise-wide lending and leasing activities. Credit Review reports to the RMC of the Board and administratively into the CRO.

CIT ANNUAL REPORT 2014    67

The Compliance function reports to the Audit Committee of the Board and administratively into the CRO.

Regulatory Relations reports to Internal Audit Services (“IAS”) and the Chief Audit Executive. The Audit Committee and the Regulatory Compliance Committee of the Board oversee financial, legal, compliance, regulatory and audit risk management practices.

STRATEGIC RISK

Strategic risk management starts with analyzing the short and medium term business and strategic plans established by the Company. This includes the evaluation of the industry, opportunities and risks, market factors and the competitive environment, as well as internal constraints, such as CIT’s risk appetite and control environment. The business plan and strategic plan are linked to the Risk Appetite and Risk Tolerance Frameworks, including the limit structure. RMG is responsible for the New Product and Strategic Initiative process. This process is intended to enable new activities that are consistent with CIT’s expertise and risk appetite, and ensure that appropriate due diligence is completed on new strategies before approval and implementation. Changes in the business environment and in the industry are evaluated periodically through scenario development and analytics, and discussed with the business leaders, CEO and RMC.

Strategic risk management includes the effective implementation of new products and strategic initiatives. The New Product and Strategic Initiative process requires tracking and review of all approved new initiatives. In the case of acquisitions, such as Nacco and Direct Capital, integration planning and management covers the implementation process across affected businesses and functions. In the case of the OneWest Transaction, CIT will also become a SIFI. SIFI planning and implementation is a cross functional effort, led by RMG and coordinated with the integration planning processes.

CREDIT RISK

Lending and Leasing Risk

The extension of credit through our lending and leasing activities is core to our businesses. As such, CIT’s credit risk management process is centralized in the RMG, reporting into the CRO through the CCO. This group establishes the Company’s underwriting standards, approves extensions of credit, and is responsible for portfolio management, including credit grading and problem loan management. RMG reviews and monitors credit exposures with the goal of identifying, as early as possible, customers that are experiencing declining creditworthiness or financial difficulty. The CCO evaluates reserves through our Allowance for Loan and Lease Losses (“ALLL”) process for performing loans and non-accrual loans, as well as establishing nonspecific reserves to cover losses inherent in the portfolio. CIT’s portfolio is managed by setting limits and target performance metrics, and monitoring risk concentrations by borrower, industry, geography and equipment type. We set or modify Risk Acceptance Criteria (underwriting standards) as conditions warrant, based on borrower risk, collateral, industry risk, portfolio size and concentrations, credit concentrations and risk of substantial credit loss. We evaluate our collateral and test for asset impairment based upon collateral value and projected cash flows and relevant market data with any impairment in value charged to earnings.

Using our underwriting policies, procedures and practices, combined with credit judgment and quantitative tools, we evaluate financing and leasing assets for credit and collateral risk during the credit decision-making process and after the advancement of funds. We set forth our underwriting parameters based on: (1) Target Market Definitions, which delineate risk by market, industry, geography and product, (2) Risk Acceptance Criteria, which detail acceptable structures, credit profiles and risk-adjusted returns, and (3) through our Corporate Credit Policies. We capture and analyze credit risk based on probability of obligor default (“PD”) and loss given default (“LGD”). PD is determined by evaluating borrower creditworthiness, including analyzing credit history, financial condition, cash flow adequacy, financial performance and management quality. LGD ratings, which estimate loss if an account goes into default, are predicated on transaction structure, collateral valuation and related guarantees (including recourse to manufacturers, dealers or governments).

We execute derivative transactions with our customers in order to help them mitigate their interest rate and currency risks. We typically enter into offsetting derivative transactions with third parties in order to neutralize CIT’s interest rate exposure to these customer related derivative transactions. The counterparty credit exposure related to these transactions is monitored and evaluated as part of our credit risk management process.

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

Small-Ticket Lending and Leasing. For small-ticket lending and leasing transactions, largely in Equipment Finance and NSP, we employ automated credit scoring models for origination (scorecards) and re-grading (auto re-grade algorithms). These are supplemented by business rules and expert judgment. The models evaluate, among other things, financial performance metrics, length of time in business, industry category and geography, and are used to assess a potential borrower’s credit standing and repayment ability, including the value of collateral. We utilize external credit bureau scoring, when available, and behavioral models, as well as judgment in the credit adjudication, evaluation and collection processes.

Item 7:  Management’s Discussion and Analysis

68    CIT ANNUAL REPORT 2014

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

The primary risk of derivative instruments is counterparty credit exposure, which is defined as the ability of a counterparty to perform financial obligations under the derivative contract. We seek to control credit risk of derivative agreements through counterparty credit approvals, pre-established exposure limits and monitoring procedures.

The CCC, in conjunction with ERM, approves each counterparty and establishes exposure limits based on credit analysis of each counterparty. Derivative agreements entered into for our own risk management purposes are generally entered into with major financial institutions rated investment grade by nationally recognized rating agencies.

We also monitor and manage counterparty credit risk, for example, through the use of exposure limits, related to our cash and short-term investment portfolio, including securities purchased under agreements to resell.

ASSET RISK

Asset risk in our leasing business is evaluated and managed in the business units and overseen by RMG. Our business process consists of: (1) setting residual values at transaction inception, (2) systematic residual value reviews, and (3) monitoring levels of residual realizations. Residual realizations, by business and product, are reviewed as part of our quarterly financial and asset quality review. Reviews for impairment are performed at least annually.

The RMG teams review the air and rail markets; monitoring traffic flows, measuring supply and demand trends, and evaluating the impact of new technology or regulatory requirements on supply and demand for different types of equipment. Commercial air is more global, while the rail market is regional, mainly North America and Europe. Demand for both passenger and freight equipment is correlated with GDP growth trends for the markets the equipment serves as well as the more immediate conditions of those markets. Cyclicality in the economy and shifts in travel and trade flows due to specific events (e.g., natural disasters, conflicts, political upheaval, disease, and terrorism) represent risks to the earnings that can be realized by these businesses. CIT seeks to mitigate these risks by maintaining relatively young fleets of assets with wide operator bases, which can facilitate attractive lease and utilization rates.

MARKET RISK

CIT is exposed to interest rate and currency risk as a result of its business activities. Generally, CIT does not pro-actively assume these risks as a way to make a return, as it does with credit and asset risk. RMG measures, monitors and sets limits on these exposures, by analyzing the impact of potential interest rate and foreign exchange rate changes on financial performance. We consider factors such as customer prepayment trends and repricing characteristics of assets and liabilities. Our asset-liability management system provides analytical capabilities to assess and measure the effects of various market rate scenarios upon the Company’s financial performance.

Interest Rate Risk

Interest rate risk arises from lending, leasing, investments, deposit taking and funding, as assets and liabilities reprice at different times and by different amounts as interest rates change. We evaluate and monitor interest rate risk primarily through two metrics.

-	Net Interest Income Sensitivity (“NII Sensitivity”), which measures the net impact of hypothetical changes in interest rates on net finance revenue; and

-	Economic Value of Equity (“EVE”), which measures the net impact of these hypothetical changes on the value of equity by assessing the market value of assets, liabilities and derivatives.

Interest rate risk and sensitivity is influenced primarily by the composition of the balance sheet, driven by the type of products offered (fixed/floating rate loans and deposits), investments, funding and hedging activities. Our assets are primarily comprised of commercial loans, operating leases, cash and investments. We use a variety of funding sources, including retail and brokered CDs, savings accounts, and secured and unsecured debt. Our leasing products are level/fixed payment transactions, whereas the interest rate on the majority of our commercial loan portfolio is based off of a floating rate index such as short-term Libor or Prime. Our debt securities within the investment portfolio, securities purchased under agreements to resell and interest bearing deposits (cash) have short durations and reprice frequently. With respect to liabilities, CDs and unsecured debt are fixed rate, secured debt is a mix of fixed and floating rate, and the rates on savings accounts are established based on the market environment and competition. The composition of our assets and liabilities generally results in a relatively small net asset-sensitive position at the shorter end of the yield curve, mostly to moves in LIBOR, whereby our assets will reprice faster than our liabilities.

Deposits continued to grow as a percent of total funding. CIT Bank sources deposits primarily through direct-to-consumer (via the internet) and brokered channels. At December 31, 2014, the Bank had approximately $16 billion in deposits, more than half of which were obtained through our direct channel while approximately 38% were sourced through brokers with the remainder from institutional and other sources. Fixed rate, term deposits represented over 62% of our deposit portfolio. The deposit rates we offer can be influenced by market conditions and competitive factors. Changes in interest rates can affect our pricing and potentially impact our ability to gather and retain deposits. Rates offered by competitors also can influence our rates and our

CIT ANNUAL REPORT 2014    69

ability to attract and hold deposits. In a rising rate environment, the Bank may need to increase rates to renew maturing deposits and attract new deposits. Rates on our savings account deposits may fluctuate due to pricing competition and may also move with short-term interest rates, on a lagging basis. In general, retail deposits represent a low-cost source of funds and are less sensitive to interest rate changes than many non-deposit funding sources. Our ability to gather brokered deposits may be more sensitive to rate changes than other types of deposits. We manage this risk by limiting maturity concentration and emphasizing new issuance in long-dated maturities of up to ten years. We regularly stress test the effect of deposit rate changes on our margins and seek to achieve optimal alignment between assets and liabilities from an interest rate risk management perspective.

The table below summarizes the results of simulation modeling produced by our asset/liability management system. The results reflect the percentage change in the EVE and NII Sensitivity over the next twelve months assuming an immediate 100 basis point parallel increase or decrease in interest rates. NII sensitivity is based on a static balance sheet projection.

	December 31, 2014		December 31, 2013
	+100 bps	–100 bps	+100 bps	–100 bps
NII Sensitivity	6.4%	(0.8)%	6.1%	(0.9)%
EVE	1.9%	(1.6)%	1.8%	(2.0)%

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

As detailed in the above table, NII sensitivity is positive to an increase in interest rates. This is primarily driven by our cash and investment securities position, and floating rate commercial loan portfolio, which reprice frequently. On a net basis, we generally have more floating/repricing assets than liabilities in the near term. As a result, our current portfolio is more sensitive to moves in short-term interest rates in the near term. Therefore, our NFR may increase if short-term interest rates rise, or decrease if short-term interest rates decline. Market implied forward rates over the subsequent future twelve months are used to determine a base interest rate scenario for the net interest income projection for the base case. This base projection is compared with those calculated under varying interest rate scenarios such as 100 basis point parallel rate shift to arrive at NII Sensitivity.

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

These measurements provide an estimate of our interest rate sensitivity, however, they do not account for potential changes in credit quality, size, and prepayment characteristics of our balance sheet. They also do not account for other business developments that could affect net income, or for management actions that could affect net income or that could be taken to change our risk profile. Accordingly, we can give no assurance that actual results would not differ materially from the estimated outcomes of our simulations. Further, the range of such simulations does not represent our current view of the expected range of future interest rate movements.

Foreign Currency Risk

We seek to hedge transactional exposure of our non-dollar denominated activities, which were comprised of foreign currency loans and leases to foreign entities, through local currency borrowings. To the extent such borrowings were unavailable, we have utilized derivative instruments (foreign currency exchange forward contracts and cross currency swaps) to hedge our

Item 7:  Management’s Discussion and Analysis

70    CIT ANNUAL REPORT 2014

non-dollar denominated activities. Additionally, we have utilized derivative instruments to hedge the translation exposure of our net investments in foreign operations.

Currently, our non-dollar denominated loans and leases are largely funded with U.S. dollar denominated debt and equity which, if unhedged, would cause foreign currency transactional and translational exposures. For the most part, we hedge these exposures through derivative instruments. RMG sets limits and monitors usage to ensure that currency positions are appropriately hedged, as unhedged exposures may cause changes in earnings or the equity account.

LIQUIDITY RISK

Our liquidity risk management and monitoring process is designed to ensure the availability of adequate cash resources and funding capacity to meet our obligations. Our overall liquidity management strategy is intended to ensure ample liquidity to meet expected and contingent funding needs under both normal and stress environments. Consistent with this strategy, we maintain large pools of cash and highly liquid investments. Additional sources of liquidity include the Amended and Restated Revolving Credit and Guaranty Agreement (the “Revolving Credit Facility”), other committed financing facilities and cash collections generated by portfolio assets originated in the normal course of business.

We utilize a series of measurement tools to assess and monitor the level and adequacy of our liquidity position, liquidity conditions and trends. The primary tool is a cash forecast designed to identify material movements in cash flows. Stress scenarios are applied to measure the resiliency of the liquidity position and to identify stress points requiring remedial action. Also included among our liquidity measurement tools is an early warning system (summarized on an Early Warning Indicator Report (EWI)) that monitors key macro-environmental and company specific metrics that serve as early warning signals of potential impending liquidity stress events. Event triggers are categorized by severity into a three-level stress monitoring system; Moderately Enhanced Crisis, Heightened Crisis, and Maximum Crisis. Assessments outside defined thresholds trigger contingency funding actions, which are detailed in the Company’s Contingency Funding Plan (“CFP”).

Integral to our liquidity management practices is our CFP, which outlines actions and protocols under liquidity stress conditions, whether they are idiosyncratic or systemic in nature and defines the thresholds that trigger contingency funding actions. The objective of the CFP is to ensure an adequately sustained level of liquidity under certain stress conditions.

CAPITAL RISK

Capital Risk is the risk that the Company does not have adequate capital to cover its risks and to support its growth and strategic objectives. CIT establishes internal capital risk limits and warning thresholds, using both Economic and Risk-Based Capital calculations as well as stress testing, including DFAST, to evaluate the Company’s capital adequacy for multiple types of risk in both normal and stressed environments. Economic capital includes credit risk, asset risk, market risk, operational risk and model risk. Stress testing assesses the potential impact of adverse scenarios — both regulatory and internally generated — on our consolidated earnings, losses, and capital over a planning horizon and takes into account our current condition, risks, exposures, strategies and activities. The capital risk framework requires contingency plans for stress results that would breach the established capital thresholds.

OPERATIONAL RISK

Operational risk is the risk of financial loss or other adverse impacts resulting from inadequate or failed internal processes and systems, people or external events. Operational Risk may result from fraud by employees or persons outside the Company, transaction processing errors, employment practices and workplace safety issues, unintentional or negligent failure to meet professional obligations to clients, business interruption due to system failures, or other external events.

Operational risk is managed within individual business units. The head of each business and functional area is responsible for maintaining an effective system of internal controls to mitigate operational risks. The business segment Chief Operating Officers (“COO”) designate Operational Risk Managers responsible for implementation of the Operational Risk framework programs. The Enterprise Operational Risk function provides oversight in managing operational risk, designs and supports the enterprise-wide Operational Risk framework programs, and promotes awareness by providing training to employees and Operational Risk Managers within business units and functional areas. Additionally, Enterprise Operational Risk maintains the Loss Data Collection and Risk Assessment programs. Oversight of the operational risk management function is provided by RMG, the RMC, the Enterprise Risk Committee and the Operational and Information Technology Risk Working Group.

INFORMATION TECHNOLOGY RISK

Information Technology risks are risks around information security, cyber-security, and business disruption from systems implementation or downtime, that could adversely impact the organization’s business or business processes, including loss or legal liability due to unauthorized (malicious or accidental) disclosure, modification, or destruction of information, unintentional errors and omissions, IT disruptions due to natural or man-made disasters, or failure to exercise due care and diligence in the implementation and operation of an IT system.

The Information Risk function provides oversight of the Information Security and Business Continuity Management (BCM) programs. Information Security provides guidance across the organization intended to preserve and protect the confidentiality, integrity, and availability of CIT information and information systems. BCM provides oversight of CIT’s global Business Continuity Planning through planning and implementation of proactive, preventive, and corrective actions intended to enable continuous business operations in the event of a disaster, including technology recovery. Information Risk is responsible for the ongoing IT risk assessments of CIT’s applications, infrastructure and third party vendors, as well as information security and BCM training and awareness for employees, contingent workers and consultants.

Oversight of the Information Risk function is provided by the RMG, the Board Risk Management Committee, the Enterprise Risk Committee and the Operational and Information Technology Risk Working Group.

CIT ANNUAL REPORT 2014    71

LEGAL and REGULATORY RISK

CIT is subject to a number of laws and regulations, both in the U.S. and in other countries in which it does business, some of which are applicable primarily to financial services and others of which have general applicability to all businesses. Any failure to comply with applicable laws and regulations may result in governmental investigations and inquiries, legal proceedings, including both private and governmental plaintiffs, significant monetary damages, fines, or penalties, restrictions on the way in which we conduct our business, or reputational harm. To reduce these risks, the Company consults regularly with legal counsel, both internal and external, on significant legal and regulatory issues and has established a compliance function to facilitate maintaining compliance with applicable laws and regulations.

Corporate Compliance is an independent function responsible for maintaining an enterprise-wide compliance risk management program commensurate with the size, scope and complexity of our businesses, operations, and the countries in which we operate. The Compliance function (1) oversees programs and processes to evaluate and monitor compliance with laws and regulations pertaining to our business, (2) tests the adequacy of the compliance control environment in each business, and (3) monitors and promotes compliance with the Company’s ethical standards as set forth in our Code of Business Conduct and compliance policies. Corporate Compliance, led by the Chief Ethics and Compliance Officer, is responsible for setting the overall global compliance framework and standards, using a risk based approach to identify and manage key compliance obligations and risks. The head of each business and staff function is responsible for ensuring compliance within their respective areas of authority. Corporate Compliance, through the Chief Ethics and Compliance Officer, reports administratively to the CRO and to the Chairperson of the Audit Committee of the Board of Directors.

The global compliance risk management program includes training (in collaboration with a centralized Learning and Development team within Human Resources), testing, monitoring, risk assessment, and other disciplines necessary to effectively manage compliance and regulatory risks. The Company consults with subject matter experts in the areas of privacy, sanctions, anti-money laundering, anti-corruption compliance and other areas.

Corporate Compliance has implemented comprehensive compliance policies and procedures and employs Business Unit Compliance Officers and Regional Compliance Officers who work with each business to advise business staff and leadership in the prudent conduct of business within a regulated environment and within the requirements of law, rule, regulation and the control environment we maintain to reduce the risk of violations or other adverse outcomes. They advise business leadership and staff with respect to the implementation of procedures to operationalize compliance policies and other requirements.

REPUTATIONAL RISK

Reputational Risk is the potential that negative publicity, whether true or not, will cause a decline in the value of the Company due to changes in the customer base, costly litigation, or other revenue reductions. Protecting CIT, its shareholders, employees and brand against reputational risk is of paramount importance to the Company. To address this mandate CIT has established corporate governance standards relating to its Code of Business Conduct and ethics. During 2014, the Company expanded the Chief Compliance Officer’s responsibilities by appointing him to the role of Chief Ethics Officer. In this combined role, his responsibilities were extended to encompass compliance not only with laws and regulations, but also with CIT’s values and its Code of Business Conduct.

The Company has adopted, and the Board of Directors has approved, a Code of Business Conduct, applicable to all directors, officers and employees, which details acceptable behaviors in conducting the Company’s business and acting on the Company’s behalf. The Code of Business Conduct covers conflicts of interest, corporate opportunities, confidentiality, fair dealing (with respect to customers, suppliers, competitors and employees), protection and proper use of Company assets, compliance with laws, and encourages reporting of unethical or illegal behavior, including through a Company hotline. Annually, each employee is trained on the Code of Business Conduct’s requirements, and provides an attestation as to their understanding of the requirements and their responsibility to comply.

CIT’s Executive Management Committee (“EMC”) has established, and approved, the charter of a Global Ethics Committee. The Ethics Committee is chaired by CIT’s General Counsel and Corporate Secretary. Its members include the Chief Ethics and Compliance Officer, Chief Auditor, Head of Human Resources and the Head of Communications, Marketing & Government Relations. The Committee is charged with (a) oversight of the Code of Business Conduct and Company Values, (b) seeing that CIT’s ethical standards are communicated, upheld and enforced in a consistent manner, and (c) periodic reporting to the EMC and Audit Committee of the Board of Directors of employee misconduct and related disciplinary action.

CIT’s IAS monitors and tests the overall effectiveness of internal control and operational systems on an ongoing basis and reports results to senior management and to the Audit Committee of the Board.

FUNDING AND LIQUIDITY

CIT actively manages and monitors its funding and liquidity sources against relevant limits and targets. These sources satisfy funding and other operating obligations, while also providing protection against unforeseen stress events like unanticipated funding obligations, such as customer line draws, or disruptions to capital markets or other funding sources. Primary liquidity sources include:

-	Cash totaled $7.1 billion at December 31, 2014, compared to $6.0 billion at December 31, 2013 and $6.7 billion at December 31, 2012. Cash at December 31, 2014 consisted of $1.6 billion related to the bank holding company, and

Item 7:  Management’s Discussion and Analysis

72    CIT ANNUAL REPORT 2014

$3.7 billion at CIT Bank (including $0.1 billion of restricted cash), with the remainder comprised of cash at operating subsidiaries and other restricted balances of approximately $0.9 billion each. During February 2015, $1.2 billion of cash was used to repay maturing unsecured notes.
-	Securities purchased under agreements to resell (“reverse repurchase agreements”) totaled $650 million at December 31, 2014. Beginning in the third quarter, CIT entered into reverse repurchase agreements in an effort to improve returns on excess liquidity. These agreements are short-term securities that had maturity dates of 90 days or less, had a weighted average yield of approximately 50 bps and are secured by the underlying collateral, which is maintained at a third-party custodian. Interest earned on these securities is included in ’Other interest and dividends’ in the statement of operations. See Note 6 — Securities Purchased Under Resale Agreements in Item 8 Financial Statements and Supplementary Data for further details.

-	Short-term investment securities totaled $1.1 billion at December 31, 2014, which consisted of U.S. Government Agency discount notes and U.S. Treasury bills that were classified as AFS and had remaining maturity dates of 90 days or less, compared to $1.5 billion at December 31, 2013 and $0.8 billion at December 31, 2012. The 2013 balance did not include $0.7 billion of certain securities that were classified as HTM.

-	A $1.5 billion multi-year committed revolving credit facility, of which $1.4 billion was unused at December 31, 2014; and

-	Committed securitization facilities and secured bank lines that totaled $4.8 billion, of which $2.8 billion was unused at December 31, 2014, provided that eligible assets are available that can be funded through these facilities.

Asset liquidity is further enhanced by our ability to sell or syndicate portfolio assets in secondary markets (as discussed in Results by Business Segments), which also enables us to manage credit exposure, and to pledge assets to access secured borrowing facilities through the Federal Home Loan Banks (“FHLB”) and FRB.

In addition to the funding requirements to organically grow our assets, the OneWest Transaction will require additional funding. The acquisition price of $3.4 billion includes a cash portion of $2.0 billion, which may require us to issue debt for all or some portion thereof.

As a result of our continued funding and liability management initiatives, we further reduced the weighted average coupon rates on outstanding deposits and long-term borrowings to 3.11% at December 31, 2014, down from 3.33% and 3.52% at December 31, 2013 and December 31, 2012, respectively. The following table reflects our funding mix:

Funding Mix at December 31

	2014	2013	2012
Deposits	46%	40%	35%
Secured	19%	19%	23%
Unsecured	35%	41%	42%

The higher deposit base is reflective of the growth in CIT Bank assets. While the unsecured notes outstanding in dollar amount remained relatively flat compared to December 31, 2013, the change in percentage of the total funding is more pronounced. The percentage of secured funding for each period excludes the debt related to the student lending business, which was reported in discontinued operation and extinguished in April 2014.

Deposits

We continued to grow deposits during 2014 to fund our bank lending and leasing activities. Deposits totaled $15.8 billion at December 31, 2014, up from $12.5 billion at December 31, 2013 and $9.7 billion at December 31, 2012, essentially all of which are in CIT Bank. The weighted average coupon rate of total deposits at December 31, 2014 was 1.69%, up from 1.65% at December 31, 2013, primarily due to an increase in term deposits with longer maturities, and down from 1.75% at December 31, 2012.

The following table details our deposits by type:

Deposits at December 31 (dollars in millions)

	2014	2013	2012
Online deposits	$8,858.5	$6,117.5	$4,643.4
Brokered CDs / sweeps	5,986.0	5,365.4	4,251.6
Other(1)	1,005.3	1,043.6	789.5
Total	$15,849.8	$12,526.5	$9,684.5

(1)	Other primarily includes a deposit sweep arrangement related to Healthcare Savings Accounts and deposits at our Brazil bank.

Long-term Borrowings

Long-term borrowings consist of unsecured and secured debt and totaled $18.5 billion at December 31, 2014, unchanged from December 31, 2013 and up slightly from $18.3 billion at December 31, 2012. The weighted average coupon rate of long-term borrowings at December 31, 2014 was 4.32%, down from 4.47% at December 31, 2013 and 4.45% at December 31, 2012.

Unsecured

Revolving Credit Facility

There were no borrowings outstanding under the Revolving Credit Facility at December 31, 2014. The amount available to draw upon at December 31, 2014 was approximately $1.4 billion, with the remaining amount of approximately $0.1 billion utilized for issuance of letters of credit.

The Revolving Credit Facility was amended in January 2014 to reduce the total commitment amount from $2.0 billion to $1.5 billion and extend the maturity date of the commitment to January 27, 2017. The total commitment amount consists of a $1.15 billion revolving loan tranche and a $350 million revolving loan tranche that can also be utilized for issuance of letters of credit. The applicable margin charged under the facility is 2.50% for LIBOR-based loans and 1.50% for Base Rate loans. Improvement in CIT’s long-term senior unsecured debt ratings to either BB by S&P or Ba2 by Moody’s would result in a reduction in the applicable margin to 2.25% for LIBOR-based loans and to 1.25% for Base Rate loans. A downgrade in CIT’s long-term senior unsecured debt ratings to B+ by S&P and B1 by Moody’s would result in an increase in the applicable margin to 2.75% for LIBOR-based loans and to 1.75% for Base Rate loans. In the event of a one notch downgrade by only one of the agencies, no change to the margin charged under the facility would occur.

CIT ANNUAL REPORT 2014    73

The Revolving Credit Facility is unsecured and is guaranteed by eight of the Company’s domestic operating subsidiaries. The facility was amended to modify the covenant requiring a minimum guarantor asset coverage ratio and the criteria for calculating the ratio. The amended covenant requires a minimum guarantor asset coverage ratio ranging from 1.25:1.0 to the current requirement of 1.5:1.0 depending on the Company’s long-term senior unsecured debt rating. As of December 31, 2014, the last reported asset coverage ratio was 2.70x.

Senior Unsecured Notes

At December 31, 2014, unsecured notes outstanding totaled $11.9 billion, compared to $12.5 billion and $11.8 billion at December 31, 2013 and 2012, respectively. The weighted average coupon rate of unsecured long-term borrowings at December 31, 2014 was 5.00%, down from 5.11% at December 31, 2013 and 5.12% at December 31, 2012.

The following highlight our significant unsecured notes transactions during 2014:

-	On November 12, 2014, CIT repurchased $300 million of 4.75% unsecured notes that had a maturity date in February 2015, and recorded a $3 million loss on extinguishment. The remaining $1.2 billion of this tranche was outstanding at December 31, 2014 and repaid in February 2015.

-	On April 1, 2014, we repaid $1.3 billion of maturing 5.25% unsecured notes.

-	On February 19, 2014, CIT issued, at par value, $1 billion aggregate principal amount of senior unsecured notes due 2019 that bear interest at a rate of 3.875%.

See Note 10 — Long-term Borrowings in Item 8 Financial Statements and Supplementary Data for further detail.

Secured

Secured borrowings totaled $6.5 billion at December 31, 2014, compared to $6.0 billion and $6.5 billion at December 31, 2013 and 2012, respectively. The weighted average coupon rate of secured long-term borrowings at December 31, 2014 was 3.10%, down from 3.12% at December 31, 2013 and 3.23% at December 31, 2012.

The secured borrowings increase from 2013 reflects debt acquired with the Nacco and Direct Capital acquisitions, partially offset by net repayments. Secured debt associated with the Nacco acquisition totaled approximately $375 million. Secured debt associated with the Direct Capital acquisition included six separate facilities representing $581 million in total commitments at the acquisition date. The outstanding balance for these acquired facilities totaled $486 million at the acquisition date, consisting of four revolving facilities ($293 million) and two term asset-backed securitization facilities ($193 million).

Other notable 2014 facility transactions included:

-	In the first quarter, CIT renewed a CAD 250 million committed multi-year conduit facility that allows the Canadian Equipment Finance business to fund both existing assets and new originations at attractive terms.

-	In the second quarter, CIT Bank renewed and extended to 2016 an existing $1 billion committed multi-year Equipment Finance conduit facility.

-	In the third quarter, CIT closed a $640 million aerospace securitization, and funded it within the GSI TRS.

-	During the fourth quarter, CIT Bank closed a $750 million equipment lease securitization that had a weighted average coupon of 1.37% and was secured by U.S. equipment finance receivables.

CIT Bank secured borrowings totaled $1.9 billion and $0.9 billion at December 31, 2014 and 2013, respectively, which were secured by $2.4 billion and $1.0 billion of pledged assets at December 31, 2014 and 2013. Non-bank secured borrowings were $4.7 billion and $5.1 billion at December 31, 2014 and 2013, respectively, and were secured by assets of $8.3 billion and $8.6 billion, respectively.

As part of our liquidity management strategy, we may pledge assets to secure financing transactions (which include securitizations), to secure borrowings from the FHLB or for other purposes as required or permitted by law. Our secured financing transactions do not meet accounting requirements for sale treatment and are recorded as secured borrowings, with the assets remaining on-balance sheet pursuant to GAAP. The debt associated with these transactions is collateralized by receivables, leases and/or equipment. Certain related cash balances are restricted.

CIT Bank is a member of the FHLB of Seattle and may borrow under a line of credit that is secured by collateral pledged to FHLB Seattle. CIT Bank had $125 million outstanding under the line and $168 million of commercial real estate assets were pledged as collateral at December 31, 2014. A subsidiary of CIT Bank is a member of FHLB Des Moines and may borrow under lines of credit that are secured by a blanket lien on the subsidiary’s assets and collateral pledged to FHLB Des Moines. At December 31, 2014, $130 million of advances were outstanding and $142 million of collateral was pledged with FHLB Des Moines.

See Note 10 — Long-Term Borrowings in Item 8 Financial Statements and Supplementary Data for a table displaying our consolidated secured financings and pledged assets.

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

At December 31, 2014, a total of $1,809.3 million of assets and secured debt totaling $1,221.4 million issued to investors was outstanding under the GSI Facilities. After adjustment to the amount of actual qualifying borrowing base under terms of the GSI Facilities, this secured debt provided for usage of $1,033.1 million of the maximum notional amount of the GSI Facilities. The remaining $1,091.9 million of the maximum notional amount represents the unused portion of the GSI Facilities and constitutes the notional amount of derivative financial instruments. Unsecured counterparty receivable of $559.2 million is owed to CIT from GSI for debt discount, return of collateral posted to GSI and settlements resulting from market value changes to asset-backed

Item 7:  Management’s Discussion and Analysis

74    CIT ANNUAL REPORT 2014

securities underlying the structures at December 31, 2014. The counterparty receivable was up from $301.6 million at December 31, 2013 as a proportionate amount of the balance had been allocated to discontinued operation, i.e. the former student lending business. Upon sale of the secured assets and repayment of the secured debt, the full capacity of the facility from a presentation perspective reverted back to the continuing operations.

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

Amounts deposited with GSI can increase or decrease over time depending on the market value of the ABS and / or changes in the ratings of the ABS. CIT and GSI engage in periodic settlements based on the timing and amount of coupon, principal and any other payments actually made by CIT on the ABS. Pursuant to the terms of the TRS, GSI is obligated to return those same amounts to CIT plus a proportionate amount of the initial deposit. Simultaneously, CIT is obligated to pay GSI (1) principal in an amount equal to the contractual market price times the amount of principal reduction on the ABS and (2) interest equal to LIBOR times the adjusted qualifying borrowing base of the ABS. On a quarterly basis, CIT pays the fixed facility fee of 2.85% per annum times the maximum facility commitment amount.

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

Based on the Company’s valuation, we recorded a liability of $25 million, $10 million and $6 million at December 31, 2014, 2013 and 2012, respectively. During 2014, 2013 and 2012, we recognized $15 million, $4 million and $6 million, respectively, as a reduction to other income associated with the change in liability.

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

See Note 11 — Derivative Financial Instruments in Item 8 Financial Statements and Supplementary Data for further information.

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

Our debt ratings at December 31, 2014 as rated by Standard & Poor’s Ratings Services (“S&P”), Fitch Ratings, Inc. (“Fitch”), Moody’s Investors Service (“Moody’s”) and Dominion Bond Rating Service (“DBRS”) are presented in the following table and, other than the resumption of rating by Fitch, were unchanged from December 31, 2013.

Debt Ratings as of December 31, 2014

	S&P	Fitch	Moody’s	DBRS
Issuer / Counterparty Credit Rating	BB-	BB+	Ba3	BB
Revolving Credit Facility Rating	BB-	BB+	Ba3	BBB (Low)
Series C Notes / Senior Unsecured Debt Rating	BB-	BB+	Ba3	BB
Outlook	Positive	Stable	Stable	Positive

Rating Agency changes during 2014 include the re-initiation of coverage by Fitch Ratings, Inc. in December, 2014. In addition, after the July 22, 2014 announcement of our definitive agreement to acquire OneWest Bank, Moody’s affirmed its Ba3 corporate family rating and placed our Ba3 senior unsecured rating on review for possible downgrade; S&P affirmed its BB- rating and retained its positive outlook; and DBRS placed its BB rating under review with positive implications.

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

CIT ANNUAL REPORT 2014    75

A debt rating is not a recommendation to buy, sell or hold securities, and the ratings are subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

Tax Implications of Cash in Foreign Subsidiaries

Cash held by foreign subsidiaries totaled $1.8 billion, including cash available to the BHC and restricted cash, at December 31, 2014, compared to $1.8 billion and $1.6 billion at December 31, 2013 and 2012, respectively.

Other than in a limited number of jurisdictions, Management does not intend to indefinitely reinvest foreign earnings.

Contractual Payments and Commitments

The following tables summarize significant contractual payments and contractual commitment expirations at December 31, 2014. Certain amounts in the payments table are not the same as the respective balance sheet totals, because this table is based on contractual amounts and excludes items such as issue discounts and FSA discounts. Actual cash flows could vary materially from those depicted in the payments table as further explained in the table footnotes.

Payments for the Twelve Months Ended December 31(1) (dollars in millions)

	Total	2015	2016	2017	2018	2019+
Secured borrowings(2)	$6,514.0	$1,853.3	$1,125.8	$893.2	$626.1	$2,015.6
Senior unsecured	11,951.4	1,200.0	–	3,000.0	2,200.0	5,551.4
Long-term borrowings	18,465.4	3,053.3	1,125.8	3,893.2	2,826.1	7,567.0
Deposits	15,851.2	6,988.4	1,670.6	2,398.2	928.2	3,865.8
Credit balances of factoring clients	1,622.1	1,622.1	–	–	–	–
Lease rental expense	170.2	31.3	29.5	25.7	24.5	59.2
Total contractual payments	$36,108.9	$11,695.1	$2,825.9	$6,317.1	$3,778.8	$11,492.0

(1)	Projected payments of debt interest expense and obligations relating to postretirement programs are excluded.

(2)	Includes non-recourse secured borrowings, which are generally repaid in conjunction with the pledged receivable maturities, and excludes debt associated with discontinued operation.

Commitment Expiration by Twelve Month Periods Ended December 31 (dollars in millions)

	Total	2015	2016	2017	2018	2019+
Financing commitments	$4,747.9	$729.4	$838.8	$947.8	$957.4	$1,274.5
Aerospace manufacturer purchase commitments(1)	10,820.4	945.7	534.2	847.0	2,211.0	6,282.5
Rail and other manufacturer purchase commitments	1,323.2	943.0	380.2	–	–	–
Letters of credit	388.4	51.7	35.8	60.1	84.1	156.7
Deferred purchase agreements	1,854.4	1,854.4	–	–	–	–
Guarantees, acceptances and other recourse obligations	2.8	2.8	–	–	–	–
Liabilities for unrecognized tax obligations(2)	53.7	10.0	43.7	–	–	–
Total contractual commitments	$19,190.8	$4,537.0	$1,832.7	$1,854.9	$3,252.5	$7,713.7

(1)	Aerospace commitments are net of amounts on deposit with manufacturers.

(2)	The balance cannot be estimated past 2016; therefore the remaining balance is reflected in 2016.

Financing commitments increased from $4.3 billion at December 31, 2013 to $4.7 billion at December 31, 2014. This includes commitments that have been extended to and accepted by customers or agents, but on which the criteria for funding have not been completed of $355 million at December 31, 2014 and $548 million at December 31, 2013. Also included are Commercial Services credit line agreements, with an amount available of $112 million at December 31, 2014, net of amount of receivables assigned to us. These are cancellable by CIT only after a notice period.

At December 31, 2014, substantially all our undrawn financing commitments were senior facilities, with approximately 80% secured by equipment or other assets and the remainder comprised of cash flow or enterprise value facilities. Most of our undrawn and available financing commitments are in the Corporate Finance division of NACF. The top ten undrawn commitments totaled $392 million at December 31, 2014.

The table above includes approximately $1.3 billion of undrawn financing commitments at December 31, 2014 and $0.9 billion at December 31, 2013 that were not in compliance with contractual obligations, and therefore CIT does not have the contractual obligation to lend.

See Note 21 — Commitments in Item 8 Financial Statements and Supplementary Data for further detail.

Item 7:  Management’s Discussion and Analysis

76    CIT ANNUAL REPORT 2014

CAPITAL

Capital Management

CIT manages its capital position to ensure that it is sufficient to: (i) support the risks of its businesses, (ii) maintain a “well-capitalized” status under regulatory requirements, and (iii) provide flexibility to take advantage of future investment opportunities. Capital in excess of these requirements is available to distribute to shareholders.

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

CIT monitors regulatory capital ratios, ECAP measures and liquidity metrics under baseline and stress scenario forecasts to support the capital adequacy assessment process. Regulatory capital ratios indicate CIT’s capital adequacy using regulatory definitions of available capital, such as Common Equity Tier 1, Tier 1, and Total Capital, and regulatory measures of portfolio risk such as risk weighted assets. As of December 31, 2014 and prior, CIT reported regulatory capital under the general risk-based capital rules based on the Basel I framework. Beginning January 1, 2015, CIT reports regulatory capital ratios in accordance with the Basel III Final Rule and determines risk weighted assets under the Standardized Approach. See the “Regulation” section of Item 1 Business Overview for further detail regarding regulatory matters, including “Basel III”, “Capital Requirements” and “Leverage Requirements”.

ECAP ratios provide a view of capital adequacy that take into account CIT’s specific risks by comparing CIT’s unexpected losses to its capital available to absorb losses. ECAP is calculated using statistically defined stress events over a one year time horizon, which is consistent with CIT’s risk appetite.

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

Stress tests are run under the three supervisory scenarios provided annually by the Federal Reserve: Baseline, Adverse, and Severely Adverse. Scenarios include 9 quarter projections of macroeconomic factors that are used to measure and/or indicate the outlook of specific aspects of the economy. These macroeconomic projections form the basis for CIT’s capital adequacy results presented for each scenario.

Once we exceed $50 Billion SIFI Threshold, as is anticipated if the OneWest Transaction is approved and completed, CIT would also be subject to stress test requirements for covered companies (subpart G of the FRB’s Regulation YY). Annually, CIT would be required to submit a capital plan along with Company-run stress test results using the Federal Reserve’s supervisory economic scenarios. Furthermore, CIT would also be required to conduct annual and mid-cycle Company-run stress tests with company-developed economic scenarios for submission to the FRB.

Return of Capital

Capital returned in 2014 totaled $870 million, including $95 million in dividends and repurchases of approximately $775 million of our common stock.

In January and April 2014, the Board of Directors approved the repurchase of up to $307 million and $300 million, respectively, of common stock through December 31, 2014. On July 22, 2014, the Board of Directors approved an additional repurchase of up to $500 million of common stock through June 30, 2015. After the 2015 purchases, $114 million remained of the authorized repurchase capacity that expires on June 30, 2015.

During 2014, we repurchased over 17 million of our shares for an aggregate purchase price of $775 million, at an average price of $45.42. Through January 31, 2015, we repurchased an additional 4.7 million shares for an aggregate purchase price of $212 million. The repurchases were effected via open market purchases and through plans designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended.

During the year, the common stock quarterly dividend was increased 50% to $0.15 per share. Our 2014 common stock dividends were as follows:

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

CIT ANNUAL REPORT 2014    77

Tier 1 Capital and Total Capital Components (dollars in millions)

	December 31,
Tier 1 Capital	2014	2013	2012
Total stockholders’ equity	$9,068.9	$8,838.8	$8,334.8
Effect of certain items in accumulated other comprehensive loss excluded from Tier 1 Capital and qualifying noncontrolling interests	53.0	24.2	41.1
Adjusted total equity	9,121.9	8,863.0	8,375.9
Less: Goodwill(1)	(571.3)	(338.3)	(345.9)
Disallowed deferred tax assets	(416.8)	(26.6)	(61.4)
Disallowed intangible assets(1)	(25.7)	(20.3)	(32.7)
Investment in certain subsidiaries	(36.7)	(32.3)	(34.4)
Other Tier 1 components(2)	(4.1)	(6.0)	(6.6)
Tier 1 Capital	8,067.3	8,439.5	7,894.9
Tier 2 Capital
Qualifying reserve for credit losses and other reserves(3)	381.8	383.9	402.6
Less: Investment in certain subsidiaries	(36.7)	(32.3)	(34.4)
Other Tier 2 components(4)	–	0.1	0.5
Total qualifying capital	$8,412.4	$8,791.2	$8,263.6
Risk-weighted assets	$55,480.9	$50,571.2	$48,616.9
BHC Ratios
Tier 1 Capital Ratio	14.5%	16.7%	16.2%
Total Capital Ratio	15.2%	17.4%	17.0%
Tier 1 Leverage Ratio	17.4%	18.1%	18.3%
CIT Bank Ratios
Tier 1 Capital Ratio	13.0%	16.8%	21.5%
Total Capital Ratio	14.2%	18.1%	22.7%
Tier 1 Leverage Ratio	12.2%	16.9%	20.2%

(1)	Goodwill and disallowed intangible assets adjustments also reflect the portion included within assets held for sale.

(2)	Includes the Tier 1 capital charge for nonfinancial equity investments and the Tier 1 capital deduction for net unrealized losses on available-for-sale marketable securities (net of tax).

(3)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit, and deferred purchase agreements, all of which are recorded in Other Liabilities.

(4)	Banking organizations are permitted to include in Tier 2 Capital up to 45% of net unrealized pretax gains on available-for-sale equity securities with readily determinable fair values.

The change in common stockholders’ equity from December 31, 2013 was primarily driven by Net Income of $1,130 million, including the benefit of the reversal of the valuation allowance on the deferred tax asset of $419 million, less the impact of share repurchases, $775 million, and dividends of $95 million.

In addition to the changes in common stockholders’ equity, Regulatory Capital is also negatively affected by certain adjustments. During 2014, the primary changes to these balances included:

-	In the third quarter, we recorded a partial reversal of our U.S. Federal deferred tax asset valuation allowance of $375 million. In the fourth quarter, an additional $44 million was recorded for the reversal of the valuation allowance related to our international deferred tax assets. These reversals benefited net income and stockholders’ equity but had minimal impact on our regulatory capital ratios as the majority of the deferred tax asset balance is disallowed for regulatory capital purposes.

-	The increase in goodwill and intangible assets due to the acquisitions of Direct Capital in the third quarter and Nacco in the first quarter, is also disallowed for regulatory capital purposes.

For a BHC, capital adequacy is based upon risk-weighted asset ratios calculated in accordance with quantitative measures established by the Federal Reserve. Under the Basel I guidelines, certain commitments and off-balance sheet transactions are assigned asset equivalent balances, and together with on-balance sheet assets, are divided into risk categories, each of which is assigned a risk weighting ranging from 0% (for example U.S. Treasury Bonds) to 100% (for example commercial loans).

Item 7:  Management’s Discussion and Analysis

78    CIT ANNUAL REPORT 2014

The reconciliation of balance sheet assets to risk-weighted assets is presented below:

Risk-Weighted Assets (dollars in millions)

	December 31,
	2014	2013	2012
Balance sheet assets	$47,880.0	$47,139.0	$44,012.0
Risk weighting adjustments to balance sheet assets	(8,647.8)	(10,328.1)	(9,960.4)
Off balance sheet items	16,248.7	13,760.3	14,565.3
Risk-weighted assets	$55,480.9	$50,571.2	$48,616.9

The change in the 2014 balance sheet assets from 2013 reflect additions from DCC and Nacco acquisitions, along with new business volume, mostly offset by the sale of the student loan portfolio, European assets, and SBL. Risk weighting adjustments declined primarily due to the sale of the student loan assets as the U.S. government guaranteed portion was risk-weighted at 0%. The 2014 off balance sheet items primarily reflect commitments to purchase aircraft and railcars ($10.7 billion related to aircraft and $1.3 billion related to railcars), unused lines of credit ($1.9 billion credit equivalent, largely related to Corporate Finance division) and deferred purchase agreements ($1.9 billion related to Commercial Services division). The increase from 2013 is primarily due to higher aerospace purchase commitments. See Note 21 — Commitments in Item 8 Financial Statements and Supplementary Data for further detail on commitments.

Tangible Book Value and Tangible Book Value per Share(1)

Tangible book value represents common equity less goodwill and other intangible assets. A reconciliation of CIT’s total common stockholders’ equity to tangible book value, a non-GAAP measure, follows:

Tangible Book Value and per Share Amounts (dollars in millions, except per share amounts)

	December 31,
	2014	2013	2012
Total common stockholders’ equity	$9,068.9	$8,838.8	$8,334.8
Less: Goodwill	(571.3)	(334.6)	(345.9)
Intangible assets	(25.7)	(20.3)	(31.9)
Tangible book value	$8,471.9	$8,483.9	$7,957.0
Book value per share	$50.13	$44.78	$41.49
Tangible book value per share	$46.83	$42.98	$39.61

(1)	Tangible book value and tangible book value per share are non-GAAP measures.

Book value was up as the 2014 earnings exceeds the impact of share repurchases, the value of which reduces book value while held in treasury. Tangible book value (“TBV”) was down slightly and reflected the reduction for the goodwill recorded with the Direct Capital and Nacco acquisitions. Book value per share increased reflecting the decline in outstanding shares and higher common equity. TBV per share increased, as the decline in outstanding shares offset the slight decrease in TBV.

CIT ANNUAL REPORT 2014    79

CIT BANK

The Bank is a state-chartered commercial bank headquartered in Salt Lake City, Utah, that is subject to regulation and examination by the FDIC and the UDFI and is our principal bank subsidiary. The Bank originates and funds lending and leasing activity in the U.S. Asset growth during 2014, 2013 and 2012 reflected higher commercial lending and leasing volume, as well as the August 1, 2014 acquisition of Direct Capital. Deposits grew in support of the increased business and we expanded our product offerings. The Bank’s capital and leverage ratios are included in the tables that follow and, while remaining well above required levels, are down from 2013 reflecting growth activities, including the impact of approximately $180 million of goodwill and intangible assets associated with the Direct Capital acquisition.

As detailed in the following Condensed Balance Sheet table, total assets increased to $21.1 billion, up nearly $5 billion from last year and $9 billion from December 31, 2012, primarily related to growth in commercial financing and leasing assets. Cash and deposits with banks was $3.7 billion at December 31, 2014, up from $2.5 billion at December 31, 2013, and $3.4 billion at December 31, 2012.

Commercial loans totaled $15.0 billion at December 31, 2014, up from $12.0 billion at December 31, 2013 and $8.1 billion at December 31, 2012. Commercial loans grew in 2014, reflecting solid new business activity, and supplemented by the addition of approximately $540 million of loans (at the acquisition date) from the third quarter acquisition of Direct Capital. The Bank funded $7.8 billion of new business volume during 2014, up 10% from 2013. Funded volumes represented nearly all of the new U.S. volumes for NACF and TIF. The Bank expanded its portfolio of operating lease equipment, which totaled $2.0 billion at December 31, 2014 and was comprised primarily of railcars and some aircraft.

CIT Bank deposits were $15.9 billion at December 31, 2014, up from $12.5 billion at December 31, 2013 and $9.6 billion at December 31, 2012. The weighted average interest rate was 1.63% at December 31, 2014, up from December 31, 2013, primarily due to an increase in term deposits with longer maturities and down from December 31, 2012.

Long-term borrowings at December 31, 2014 mainly consisted of debt related to secured borrowing transactions, the acquisition of Direct Capital and amounts borrowed from FHLBs.

The following presents condensed financial information for CIT Bank. The 2012 statements of operations include activity related to a portfolio of student loans. The BHC has reflected the student lending business as a discontinued operation.

Condensed Balance Sheets (dollars in millions)

	At December 31,
	2014	2013	2012
ASSETS:
Cash and deposits with banks	$3,684.9	$2,528.6	$3,351.3
Investment securities	285.2	234.6	123.3
Assets held for sale	22.8	104.5	37.7
Commercial loans	14,982.8	12,032.6	8,060.5
Allowance for loan losses	(269.5)	(212.9)	(134.6)
Operating lease equipment, net	2,026.3	1,248.9	621.6
Goodwill	167.8	–	–
Other assets	215.7	195.0	164.6
Total Assets	$21,116.0	$16,131.3	$12,224.4
LIABILITIES AND EQUITY:
Deposits	$15,877.9	$12,496.2	$9,614.7
Long-term borrowings	1,862.5	854.6	49.6
Other borrowings	303.1	–	–
Other liabilities	356.1	183.9	122.7
Total Liabilities	18,399.6	13,534.7	9,787.0
Total Equity	2,716.4	2,596.6	2,437.4
Total Liabilities and Equity	$21,116.0	$16,131.3	$12,224.4
Capital Ratios:
Tier 1 Capital Ratio	13.0%	16.8%	21.5%
Total Capital Ratio	14.2%	18.1%	22.7%
Tier 1 Leverage ratio	12.2%	16.9%	20.2%
Financing and Leasing Assets by Segment:
North American Commercial Finance	$12,518.8	$10,701.1	$7,280.7
Transportation & International Finance	4,513.1	2,606.8	1,370.6
Non-Strategic Portfolios	–	78.1	68.5
Total	$17,031.9	$13,386.0	$8,719.8

Item 7:  Management’s Discussion and Analysis

80    CIT ANNUAL REPORT 2014

Condensed Statements of Operations (dollars in millions)

	Years Ended December 31,
	2014	2013	2012
Interest income	$712.1	$550.5	$381.0
Interest expense	(245.1)	(172.1)	(191.7)
Net interest revenue	467.0	378.4	189.3
Provision for credit losses	(99.1)	(93.1)	(93.9)
Net interest revenue, after credit provision	367.9	285.3	95.4
Rental income on operating leases	227.2	110.2	26.8
Other income	114.2	123.7	144.7
Total net revenue, net of interest expense and credit provision	709.3	519.2	266.9
Operating expenses	(412.3)	(296.9)	(176.6)
Depreciation on operating lease equipment	(92.3)	(44.4)	(9.8)
Income before provision for income taxes	204.7	177.9	80.5
Provision for income taxes	(81.6)	(69.4)	(39.4)
Net income	$123.1	$108.5	$41.1
New business volume	$7,845.7	$7,148.2	$6,024.7

The Bank’s results benefited from growth in AEA. The provision for credit losses for 2014 reflects higher reserve build, including higher non-specific reserves, primarily due to asset growth including new business through Direct Capital, while credit metrics remain at or near cyclical lows. The Bank’s 2013 provision for credit losses reflected portfolio growth, and 2012 included $34 million as a change in estimate. For 2014, 2013 and 2012, net charge-offs as a percentage of average finance receivables were 0.31%, 0.15% and 0.14%, respectively.

Other income in 2014 was down from 2013, reflecting lower fee revenue. Operating expenses increased from prior years, reflecting the continued growth of both asset and deposits in the Bank, and the addition of 250 employees in the current year associated with the Direct Capital acquisition. As a % of AEA, operating expenses were 2.69% in 2014, unchanged from 2013 and up from 2.46% in 2012.

Net Finance Revenue (dollars in millions)

	Years Ended December 31,
	2014	2013	2012
Interest income	$712.1	$550.5	$381.0
Rental income on operating leases	227.2	110.2	26.8
Finance revenue	939.3	660.7	407.8
Interest expense	(245.1)	(172.1)	(191.7)
Depreciation on operating lease equipment	(92.3)	(44.4)	(9.8)
Maintenance and other operating lease expenses*	(8.2)	(2.9)	(1.3)
Net finance revenue	$593.7	$441.3	$205.0
Average Earning Assets (“AEA”)	$15,344.0	$11,048.2	$7,181.6
As a % of AEA:
Interest income	4.64%	4.98%	5.31%
Rental income on operating leases	1.48%	1.00%	0.37%
Finance revenue	6.12%	5.98%	5.68%
Interest expense	(1.60)%	(1.56)%	(2.67)%
Depreciation on operating lease equipment	(0.60)%	(0.40)%	(0.14)%
Maintenance and other operating lease expenses*	(0.05)%	(0.03)%	(0.02)%
Net finance revenue	3.87%	3.99%	2.85%

*	Amounts included in CIT Bank operating expenses.

NFR and NFM are key metrics used by management to measure the profitability of our lending and leasing assets. NFR includes interest and fee income on our loans and capital leases, interest and dividend income on cash and investments, rental revenue from our leased equipment, depreciation and maintenance and other operating lease expenses, as well as funding costs. Since our asset composition includes an increasing level of operating lease equipment (11% of AEA for the year ended December 31, 2014), NFM is a more appropriate metric for the Bank than net interest margin (“NIM”) (a common metric used by other banks), as NIM does not fully reflect the earnings of our portfolio because it includes the impact of debt costs on all our assets but excludes the net revenue (rental income less depreciation and maintenance and other operating lease expenses) from operating leases.

CIT ANNUAL REPORT 2014    81

NFR increased reflecting the growth in financing and leasing assets. NFM is down from 2013, reflecting some pressure on loan yields and slightly higher funding costs. During 2014, the Bank grew its operating lease portfolio by adding railcars and some aircraft, which contributed $127 million to NFR in 2014, compared to $63 million and $16 million 2013 and 2012, respectively.

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

Allowance for Loan Losses — The allowance for loan losses is reviewed for adequacy based on portfolio collateral values and credit quality indicators, including charge-off experience, levels of past due loans and non-performing assets, evaluation of portfolio diversification and concentration as well as economic conditions to determine the need for a qualitative adjustment. We review finance receivables periodically to determine the probability of loss, and record charge-offs after considering such factors as delinquencies, the financial condition of obligors, the value of underlying collateral, as well as third party credit enhancements such as guarantees and recourse to manufacturers. This information is reviewed on a quarterly basis with senior management, including the Chief Executive Officer, Chief Risk Officer, Chief Credit Officer, Chief Financial Officer and Controller, among others, as well as the Audit and Risk Management Committees, in order to set the reserve for credit losses.

As of December 31, 2014, the allowance was comprised of non-specific reserves of $334 million and specific reserves of $12 million. The allowance is sensitive to the risk ratings assigned to loans and leases in our portfolio. Assuming a one level PD downgrade across the 14 grade internal scale for all non-impaired loans and leases, the allowance would have increased by $229 million to $575 million at December 31, 2014. Assuming a one level LGD downgrade across the 11 grade internal scale for all non-impaired loans and leases, the allowance would have increased by $118 million to $464 million at December 31, 2014. As a percentage of finance receivables, the allowance would be 2.95% under the PD hypothetical stress scenario and 2.38% under the hypothetical LGD stress scenario, compared to the reported 1.78%.

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

See Note 1 — Business and Summary of Significant Accounting Policies for discussion on policies relating to the allowance for loan losses, and Note 4 — Allowance for Loan Losses for segment related data in Item 8 Financial Statements and Supplementary Data and Credit Metrics for further information on the allowance for credit losses.

Loan Impairment — Loan impairment is measured based upon the difference between the recorded investment in each loan and either the present value of the expected future cash flows discounted at each loan’s effective interest rate (the loan’s contractual interest rate adjusted for any deferred fees / costs or discount / premium at the date of origination/acquisition) or if a loan is collateral dependent, the collateral’s fair value. When foreclosure or impairment is determined to be probable, the measurement will be based on the fair value of the collateral. The determination of impairment involves management’s judgment and the use of market and third party estimates regarding collateral values. Valuations of impaired loans and corresponding impairment affect the level of the reserve for credit losses. See Note 1 — Business and Summary of Significant Accounting Policies for discussion on policies relating to the allowance for loan losses, and Note 3 — Loans for further discussion in Item 8 Financial Statements and Supplementary Data.

Fair Value Determination — At December 31, 2014, only selected assets (certain debt and equity securities, trading derivatives and derivative counterparty assets) and liabilities (trading derivatives and derivative counterparty liabilities) were measured at fair value. The fair value of assets related to net employee projected benefit obligations was determined largely via level 2.

See Note 1 — Business and Summary of Significant Accounting Policies, Note 13 — Fair Value and Note 20 — Retirement, Postretirement and Other Benefit Plans in Item 8 Financial Statements and Supplementary Data for further discussion.

Lease Residual Values — Operating lease equipment is carried at cost less accumulated depreciation and is depreciated to estimated residual value using the straight-line method over the lease term or estimated useful life of the asset. Direct financing leases are recorded at the aggregated future minimum lease payments plus estimated residual values less unearned finance

Item 7:  Management’s Discussion and Analysis

82    CIT ANNUAL REPORT 2014

income. We generally bear greater residual risk in operating lease transactions (versus finance lease transactions) as the duration of an operating lease is shorter relative to the equipment useful life than a finance lease. Management performs periodic reviews of residual values, with other than temporary impairment recognized in the current period as an increase to depreciation expense for operating lease residual impairment, or as an adjustment to yield for value adjustments on finance leases. Data regarding current equipment values, including appraisals, and historical residual realization experience are among the factors considered in evaluating estimated residual values. As of December 31, 2014, our direct financing lease residual balance was $0.7 billion and our total operating lease equipment balance totaled $14.9 billion.

Liabilities for Uncertain Tax Positions — The Company has open tax years in the U.S., Canada, and other international jurisdictions that are currently under examination, or may be subject to examination in the future, by the applicable taxing authorities. We evaluate the adequacy of our income tax reserves in accordance with accounting standards on uncertain tax positions, taking into account open tax return positions, tax assessments received, and tax law changes. The process of evaluating liabilities and tax reserves involves the use of estimates and a high degree of management judgment. The final determination of tax audits could affect our income tax expense.

Realizability of Deferred Tax Assets — The recognition of certain net deferred tax assets of the Company’s reporting entities is dependent upon, but not limited to, the future profitability of the reporting entity, when the underlying temporary differences will reverse, and tax planning strategies. Further, Management’s judgment regarding the use of estimates and projections is required in assessing our ability to realize the deferred tax assets relating to net operating loss carry forwards (“NOL’s”) as most of these assets are subject to limited carry-forward periods some of which begin to expire in 2015. In addition, the domestic NOLs are subject to annual use limitations under the Internal Revenue Code and certain state laws. Management utilizes historical and projected data in evaluating positive and negative evidence regarding recognition of deferred tax assets. See Note 1 — Business and Summary of Significant Accounting Policies and Note 19 — Income Taxes in Item 8 Financial Statements and Supplementary Data for additional information regarding income taxes.

Goodwill — The consolidated goodwill balance totaled $571 million at December 31, 2014, or approximately 1% of total assets. During 2014, CIT acquired 100% of the outstanding shares of Paris-based Nacco, and Direct Capital, resulting in the addition of $77 million and $168 million of goodwill, respectively. The remaining amount of goodwill represented the excess reorganization value over the fair value of tangible and identified intangible assets, net of liabilities, recorded in conjunction with FSA in 2009, and was allocated to TIF Transportation Finance, NSP and to the NACF Equipment Finance and Commercial Services reporting units.

Though the goodwill balance is not significant compared to total assets, management believes the judgmental nature in determining the values of the reporting units when measuring for potential impairment is significant enough to warrant additional discussion. CIT tested for impairment as of September 30, 2014, at which time CIT’s share price was $45.96 and tangible book value (“TBV”) per share was $45.87. This is as compared to December 31, 2009, CIT’s emergence date, when the Company was valued at a discount of 30% to TBV per share of $39.06. At September 30, 2014, CIT’s share price was trading at 66% above the December 31, 2009 share price of $27.61, while the TBV per share of $45.87 was approximately 17% higher than the TBV at December 31, 2009.

In accordance with ASC 350, Intangibles — Goodwill and other, goodwill is assessed for impairment at least annually, or more frequently if events occur that would indicate a potential reduction in the fair value of the reporting unit below its carrying value. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. The ASC requires a two-step impairment test to be used to identify potential goodwill impairment and to measure the amount of goodwill impairment. Companies can also choose to perform qualitative assessments to conclude on whether it is more likely or not that a company’s carrying amount including goodwill is greater than its fair value, commonly referred to as Step 0, before applying the two-step approach.

For 2014, we performed the Step 1 analysis utilizing estimated fair value based on peer price to earnings (“PE”) and TBV multiples for the Transportation Finance, Commercial Services and Equipment Finance goodwill assessments. The Company performed the analysis using both a current PE and forward PE method. The current PE method was based on annualized pre-FSA income after taxes and actual peers’ multiples as of September 30, 2014. The forward PE method was based on forecasted pre-FSA income after taxes and forward peers’ multiples as of September 30, 2014. Pre-FSA income after taxes is utilized for valuations as this was considered more appropriate for determining the company’s profitability without the impact of FSA adjustment from the Company’s emergence from bankruptcy in 2009.

The TBV method is based on the reporting unit’s estimated equity carrying amount and peer ratios using TBV as of September 30, 2014. For all analyses, CIT estimates each reporting unit’s equity carrying amounts by applying the Company’s economic capital ratios to the unit’s risk weighted assets.

In addition, the Company applied a 42.2% control premium. The control premium is management’s estimate of how much a market participant would be willing to pay over the market fair value for control of the business. Management concluded, based on performing the Step 1 analysis, that the fair values of the reporting units exceed their respective carrying values, including goodwill.

Estimating the fair value of reporting units involves the use of estimates and significant judgments that are based on a number of factors including actual operating results. If current conditions change from those expected, it is reasonably possible that the judgments and estimates described above could change in future periods.

See Note 26 — Goodwill and Intangible Assets in Item 8 Financial Statements and Supplementary Data for more detailed information.

CIT ANNUAL REPORT 2014    83

INTERNAL CONTROLS WORKING GROUP

The Internal Controls Working Group (“ICWG”), which reports to the Disclosure Committee, is responsible for monitoring and improving internal controls over external financial reporting. The ICWG is chaired by the Controller and is comprised of executives in Finance, Risk, Operations, Human Resources, Information Technology and Internal Audit. See Item 9A. Controls and Procedures for more information.

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

Total Net Revenue(1) and Net Operating Lease Revenue(2) (dollars in millions)

	Years Ended December 31,
	2014	2013	2012
Total Net Revenue
Interest income	$1,226.5	$1,255.2	$1,394.0
Rental income on operating leases	2,093.0	1,897.4	1,900.8
Finance revenue	3,319.5	3,152.6	3,294.8
Interest expense	(1,086.2)	(1,060.9)	(2,665.7)
Depreciation on operating lease equipment	(615.7)	(540.6)	(513.2)
Maintenance and other operating lease expenses	(196.8)	(163.1)	(139.4)
Net finance revenue	1,420.8	1,388.0	(23.5)
Other income	305.4	381.3	614.7
Total net revenue	$1,726.2	$1,769.3	$591.2
Net Operating Lease Revenue
Rental income on operating leases	$2,093.0	$1,897.4	$1,900.8
Depreciation on operating lease equipment	(615.7)	(540.6)	(513.2)
Maintenance and other operating lease expenses	(196.8)	(163.1)	(139.4)
Net operating lease revenue	$1,280.5	$1,193.7	$1,248.2

Adjusted NFR ($) and NFM (%) (dollars in millions)

	Years Ended December 31,
	2014		2013		2012
NFR / NFM	$1,420.8	4.25%	$1,388.0	4.61%	$(23.5)	(0.09)%
Accelerated FSA net discount on debt extinguishments and repurchases	34.7	0.10%	34.6	0.12%	1,294.9	4.69%
Accelerated OID on debt extinguishments related to the GSI facility	(42.0)	(0.12)%	(5.2)	(0.02)%	(6.9)	(0.02)%
Adjusted NFR and NFM	$1,413.5	4.23%	$1,417.4	4.71%	$1,264.5	4.58%

Item 7:  Management’s Discussion and Analysis

84    CIT ANNUAL REPORT 2014

Operating Expenses Excluding Restructuring Costs(3) (dollars in millions)

	Years Ended December 31,
	2014	2013	2012
Operating expenses	$(941.8)	$(970.2)	$(894.0)
Provision for severance and facilities exiting activities	31.4	36.9	22.7
Operating expenses excluding restructuring costs	$(910.4)	$(933.3)	$(871.3)

Earning Assets(4) (dollars in millions)

	December 31,
	2014	2013	2012
Loans	$19,495.0	$18,629.2	$17,153.1
Operating lease equipment, net	14,930.4	13,035.4	12,411.7
Assets held for sale	1,218.1	1,003.4	644.8
Credit balances of factoring clients	(1,622.1)	(1,336.1)	(1,256.5)
Total earning assets	$34,021.4	$31,331.9	$28,953.1

Tangible Book Value(6) (dollars in millions)

	December 31,
	2014	2013	2012
Total common stockholders’ equity	$9,068.9	$8,838.8	$8,334.8
Less: Goodwill	(571.3)	(334.6)	(345.9)
Intangible assets	(25.7)	(20.3)	(31.9)
Tangible book value	$8,471.9	$8,483.9	$7,957.0

Continuing Operations Total Assets(5) (dollars in millions)

	December 31,
	2014	2013	2012
Total assets	$47,880.0	$47,139.0	$44,012.0
Assets of discontinued operation	–	(3,821.4)	(4,202.6)
Continuing operations total assets	$47,880.0	$43,317.6	$39,809.4

(1)	Total net revenues is a non-GAAP measure that represents the combination of net finance revenue and other income and is an aggregation of all sources of revenue for the Company. Total net revenues is used by management to monitor business performance. Given our asset composition includes a high level of operating lease equipment, NFM is a more appropriate metric than net interest margin (“NIM”) (a common metric used by other bank holding companies), as NIM does not fully reflect the earnings of our portfolio because it includes the impact of debt costs of all our assets but excludes the net revenue (rental revenue less depreciation and maintenance and other operating lease expenses) from operating leases.

(2)	Net operating lease revenue is a non-GAAP measure that represents the combination of rental income on operating leases less depreciation on operating lease equipment and maintenance and other operating lease expenses. Net operating lease revenues is used by management to monitor portfolio performance.

(3)	Operating expenses excluding restructuring costs is a non-GAAP measure used by management to compare period over period expenses.

(4)	Earning assets is a non-GAAP measure and are utilized in certain revenue and earnings ratios. Earning assets are net of credit balances of factoring clients. This net amount represents the amounts we fund.

(5)	Continuing operations total assets is a non-GAAP measure, which management uses for analytical purposes to compare balance sheet assets on a consistent basis.

(6)	Tangible book value is a non-GAAP measure, which represents an adjusted common shareholders’ equity balance that has been reduced by goodwill and intangible assets. Tangible book value is used to compute a per common share amount, which is used to evaluate our use of equity.

CIT ANNUAL REPORT 2014    85

FORWARD-LOOKING STATEMENTS

Certain statements contained in this document are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All statements contained herein that are not clearly historical in nature are forward-looking and the words “anticipate,” “believe,” “could,” “expect,” “estimate,” “forecast,” “intend,” “plan,” “potential,” “project,” “target” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to known and unknown risks, uncertainties and contingencies. Forward-looking statements are included, for example, in the discussions about:

-	our liquidity risk and capital management, including our capital plan, leverage, capital ratios, and credit ratings, our liquidity plan, and our plans and the potential transactions designed to enhance our liquidity and capital, and for a return of capital,

-	our plans to change our funding mix and to access new sources of funding to broaden our use of deposit taking capabilities,

-	our credit risk management and credit quality,

-	our asset/liability risk management,

-	our funding, borrowing costs and net finance revenue,

-	our operational risks, including success of systems enhancements and expansion of risk management and control functions,

-	our mix of portfolio asset classes, including growth initiatives, new business initiatives, new products, acquisitions and divestitures, new business and customer retention,

-	legal risks, including related to the enforceability of our agreements and to changes in laws and regulations,

-	our growth rates,

-	our commitments to extend credit or purchase equipment, and

-	how we may be affected by legal proceedings.

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

Therefore, actual results may differ materially from those expressed or implied in those statements. Factors, in addition to those disclosed in “Risk Factors”, that could cause such differences include, but are not limited to:

-	capital markets liquidity,

-	risks of and/or actual economic slowdown, downturn or recession,

-	industry cycles and trends,

-	uncertainties associated with risk management, including credit, prepayment, asset/liability, interest rate and currency risks,

-	adequacy of reserves for credit losses,

-	risks inherent in changes in market interest rates and quality spreads,

-	funding opportunities, deposit taking capabilities and borrowing costs,

-	conditions and/or changes in funding markets and our access to such markets, including secured and unsecured term debt and the asset-backed securitization markets,

-	risks of implementing new processes, procedures, and systems,

-	risks associated with the value and recoverability of leased equipment and lease residual values,

-	risks of failing to achieve the projected revenue growth from new business initiatives or the projected expense reductions from efficiency improvements,

-	application of fair value accounting in volatile markets,

-	application of goodwill accounting in a recessionary economy,

-	changes in laws or regulations governing our business and operations, or affecting our assets, including our operating lease equipment,

-	changes in competitive factors,

-	demographic trends,

-	customer retention rates,

-	future acquisitions and dispositions of businesses or asset portfolios, and

-	regulatory changes and/or developments.

Any or all of our forward-looking statements here or in other publications may turn out to be wrong, and there are no guarantees regarding our performance. We do not assume any obligation to update any forward-looking statement for any reason.

Item 7:  Management’s Discussion and Analysis

86    CIT ANNUAL REPORT 2014

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CIT Group Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of CIT Group Inc. and its subsidiaries (“the Company”) at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits (which were integrated audits in 2014 and 2013). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 20, 2015

CIT ANNUAL REPORT 2014    87

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (dollars in millions – except per share data)

	December 31, 2014	December 31, 2013
Assets
Cash and due from banks, including restricted balances of $374.0 and $178.1 at December 31, 2014 and 2013(1), respectively	$878.5	$680.1
Interest bearing deposits, including restricted balances of $590.2 and $785.5 at December 31, 2014 and 2013(1), respectively	6,241.2	5,364.6
Securities purchased under agreements to resell	650.0	–
Investment securities	1,550.3	2,630.7
Assets held for sale(1)	1,218.1	1,003.4
Loans (see Note 10 for amounts pledged)	19,495.0	18,629.2
Allowance for loan losses	(346.4)	(356.1)
Total loans, net of allowance for loan losses(1)	19,148.6	18,273.1
Operating lease equipment, net (see Note 10 for amounts pledged)(1)	14,930.4	13,035.4
Unsecured counterparty receivable	559.2	301.6
Goodwill	571.3	334.6
Other assets, including $168.0 and $50.3 at December 31, 2014 and 2013, respectively, at fair value	2,132.4	1,694.1
Assets of discontinued operation (1)	–	3,821.4
Total Assets	$47,880.0	$47,139.0
Liabilities
Deposits	$15,849.8	$12,526.5
Credit balances of factoring clients	1,622.1	1,336.1
Other liabilities, including $62.3 and $111.0 at December 31, 2014 and 2013, respectively, at fair value	2,888.8	2,664.3
Long-term borrowings, including $3,053.3 and $2,510.5 contractually due within twelve months at December 31, 2014 and December 31, 2013, respectively	18,455.8	18,484.5
Liabilities of discontinued operation (1)	–	3,277.6
Total Liabilities	38,816.5	38,289.0
Stockholders’ Equity
Common stock: $0.01 par value, 600,000,000 authorized
Issued: 203,127,291 and 202,182,395 at December 31, 2014 and 2013, respectively	2.0	2.0
Outstanding: 180,920,575 and 197,403,751 at December 31, 2014 and 2013, respectively
Paid-in capital	8,603.6	8,555.4
Retained earnings	1,615.7	581.0
Accumulated other comprehensive loss	(133.9)	(73.6)
Treasury stock: 22,206,716 and 4,778,644 shares at December 31, 2014 and 2013 at cost, respectively	(1,018.5)	(226.0)
Total Common Stockholders’ Equity	9,068.9	8,838.8
Noncontrolling minority interests	(5.4)	11.2
Total Equity	9,063.5	8,850.0
Total Liabilities and Equity	$47,880.0	$47,139.0

(1)	The following table presents information on assets and liabilities related to Variable Interest Entities (VIEs) that are consolidated by the Company. The difference between VIE total assets and total liabilities represents the Company’s interest in those entities, which were eliminated in consolidation. The assets of the consolidated VIEs will be used to settle the liabilities of those entities and, except for the Company’s interest in the VIEs, are not available to the creditors of CIT or any affiliates of CIT.

Assets
Cash and interest bearing deposits, restricted	$537.3	$516.4
Assets held for sale	–	96.7
Total loans, net of allowance for loan losses	3,619.2	3,109.7
Operating lease equipment, net	4,219.7	4,569.9
Other	10.0	11.9
Assets of discontinued operation	–	3,438.2
Total Assets	$8,386.2	$11,742.8
Liabilities
Beneficial interests issued by consolidated VIEs (classified as long-term borrowings)	$5,331.5	$5,156.4
Liabilities of discontinued operation	–	3,265.6
Total Liabilities	$5,331.5	$8,422.0

The accompanying notes are an integral part of these consolidated financial statements.

Item 8:  Financial Statements and Supplementary Data

88    CIT ANNUAL REPORT 2014

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (dollars in millions – except per share data)

	Years Ended December 31,
	2014	2013	2012
Interest income
Interest and fees on loans	$1,191.0	$1,226.3	$1,361.8
Interest and dividends on interest bearing deposits and investments	35.5	28.9	32.2
Interest income	1,226.5	1,255.2	1,394.0
Interest expense
Interest on long-term borrowings	(855.2)	(881.1)	(2,513.2)
Interest on deposits	(231.0)	(179.8)	(152.5)
Interest expense	(1,086.2)	(1,060.9)	(2,665.7)
Net interest revenue	140.3	194.3	(1,271.7)
Provision for credit losses	(100.1)	(64.9)	(51.4)
Net interest revenue, after credit provision	40.2	129.4	(1,323.1)
Non-interest income
Rental income on operating leases	2,093.0	1,897.4	1,900.8
Other income	305.4	381.3	614.7
Total non-interest income	2,398.4	2,278.7	2,515.5
Total revenue, net of interest expense and credit provision	2,438.6	2,408.1	1,192.4
Other expenses
Depreciation on operating lease equipment	(615.7)	(540.6)	(513.2)
Maintenance and other operating lease expenses	(196.8)	(163.1)	(139.4)
Operating expenses	(941.8)	(970.2)	(894.0)
Loss on debt extinguishments	(3.5)	–	(61.2)
Total other expenses	(1,757.8)	(1,673.9)	(1,607.8)
Income (loss) from continuing operations before benefit (provision) for income taxes	680.8	734.2	(415.4)
Benefit (provision) for income taxes	397.9	(83.9)	(116.7)
Income (loss) from continuing operations before attribution of noncontrolling interests	1,078.7	650.3	(532.1)
Net income attributable to noncontrolling interests, after tax	(1.2)	(5.9)	(3.7)
Income (loss) from continuing operations	1,077.5	644.4	(535.8)
Discontinued operation
Income (loss) from discontinued operation, net of taxes	(230.3)	31.3	(56.5)
Gain on sale of discontinued operation, net of taxes	282.8	–	–
Income (loss) from discontinued operation, net of taxes	52.5	31.3	(56.5)
Net income (loss)	$1,130.0	$675.7	$(592.3)
Basic income (loss) per common share
Income (loss) from continuing operations	$5.71	$3.21	$(2.67)
Income (loss) from discontinued operation, net of taxes	0.28	0.16	(0.28)
Basic income (loss) per common share	$5.99	$3.37	$(2.95)
Diluted income (loss) per common share
Income (loss) from continuing operations	$5.69	$3.19	$(2.67)
Income (loss) from discontinued operation, net of taxes	0.27	0.16	(0.28)
Diluted income (loss) per common share	$5.96	$3.35	$(2.95)
Average number of common shares – basic (thousands)	188,491	200,503	200,887
Average number of common shares – diluted (thousands)	189,463	201,695	200,887
Dividends declared per common share	$0.50	$0.10	$–

The accompanying notes are an integral part of these consolidated financial statements.

CIT ANNUAL REPORT 2014    89

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (dollars in millions)

	Years Ended December 31,
	2014	2013	2012
Income (loss) from continuing operations, before attribution of noncontrolling interests	$1,078.7	$650.3	$(532.1)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(26.0)	(12.8)	(8.4)
Changes in fair values of derivatives qualifying as cash flow hedges	0.2	(0.1)	0.6
Net unrealized gains (losses) on available for sale securities	(0.1)	(2.0)	1.0
Changes in benefit plans net gain (loss) and prior service (cost)/credit	(34.4)	19.0	11.7
Other comprehensive income (loss), net of tax	(60.3)	4.1	4.9
Comprehensive income (loss) before noncontrolling interests and discontinued operation	1,018.4	654.4	(527.2)
Comprehensive loss attributable to noncontrolling interests	(1.2)	(5.9)	(3.7)
Income (loss) from discontinued operation, net of taxes	52.5	31.3	(56.5)
Comprehensive income (loss)	$1,069.7	$679.8	$(587.4)

The accompanying notes are an integral part of these consolidated financial statements.

Item 8:  Financial Statements and Supplementary Data

90    CIT ANNUAL REPORT 2014

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (dollars in millions)

	Common Stock	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Minority Interests	Total Equity
December 31, 2011	$2.0	$8,459.3	$517.7	$(82.6)	$(12.8)	$2.5	$8,886.1
Net income (loss)			(592.3)			3.7	(588.6)
Other comprehensive income, net of tax				4.9			4.9
Amortization of restricted stock, stock option, and performance share expenses		41.6			(3.9)		37.7
Employee stock purchase plan		1.1					1.1
Distribution of earnings and capital		(0.2)				(1.5)	(1.7)
December 31, 2012	$2.0	$8,501.8	$(74.6)	$(77.7)	$(16.7)	$4.7	$8,339.5
Net income			675.7			5.9	681.6
Other comprehensive income, net of tax				4.1			4.1
Dividends paid			(20.1)				(20.1)
Amortization of restricted stock, stock option and performance shares expenses		52.5			(15.9)		36.6
Repurchase of common stock					(193.4)		(193.4)
Employee stock purchase plan		1.1					1.1
Distribution of earnings and capital						0.6	0.6
December 31, 2013	$2.0	$8,555.4	$581.0	$(73.6)	$(226.0)	$11.2	$8,850.0
Net income			1,130.0			1.2	1,131.2
Other comprehensive loss, net of tax				(60.3)			(60.3)
Dividends paid			(95.3)				(95.3)
Amortization of restricted stock, stock option and performance shares expenses		47.1			(17.0)		30.1
Repurchase of common stock					(775.5)		(775.5)
Employee stock purchase plan		1.1					1.1
Distribution of earnings and capital						(17.8)	(17.8)
December 31, 2014	$2.0	$8,603.6	$1,615.7	$(133.9)	$(1,018.5)	$(5.4)	$9,063.5

The accompanying notes are an integral part of these consolidated financial statements.

CIT ANNUAL REPORT 2014    91

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in millions)

	Years Ended December 31
	2014	2013	2012
Cash Flows From Operations
Net income (loss)	$1,130.0	$675.7	$(592.3)
Adjustments to reconcile net income (loss) to net cash flows from operations:
Provision for credit losses	100.1	64.9	51.6
Net depreciation, amortization and accretion	882.0	705.5	1,985.9
Net gains on equipment, receivable and investment sales	(348.6)	(187.2)	(342.8)
Loss on debt extinguishments	–	–	21.1
Provision for deferred income taxes	(426.7)	59.1	32.7
(Increase) decrease in finance receivables held for sale	(165.1)	404.8	(54.9)
Increase in other assets	(34.9)	(251.1)	(106.2)
Increase (decrease) in accrued liabilities and payables	141.5	(18.1)	(86.6)
Net cash flows provided by operations	1,278.3	1,453.6	908.5
Cash Flows From Investing Activities
Loans originated and purchased	(15,534.3)	(18,243.1)	(18,983.6)
Principal collections of loans	13,681.8	15,310.4	16,673.7
Purchases of investment securities	(9,824.4)	(16,538.8)	(16,322.0)
Proceeds from maturities of investment securities	10,297.8	15,084.5	16,580.0
Proceeds from asset and receivable sales	3,817.2	1,875.4	4,499.3
Purchases of assets to be leased and other equipment	(3,101.1)	(2,071.8)	(1,776.6)
Net (increase) decrease in short-term factoring receivables	(8.0)	105.2	134.1
Acquisition, net of cash received	(448.6)	–	–
Net change in restricted cash	93.8	127.0	(314.0)
Net cash flows (used in) provided by investing activities	(1,025.8)	(4,351.2)	490.9
Cash Flows From Financing Activities
Proceeds from the issuance of term debt	4,180.1	2,107.6	13,523.9
Repayments of term debt	(5,874.7)	(2,445.8)	(19,542.2)
Net increase in deposits	3,323.9	2,846.1	3,499.8
Collection of security deposits and maintenance funds	551.8	543.9	563.4
Use of security deposits and maintenance funds	(488.4)	(495.8)	(373.8)
Repurchase of common stock	(775.5)	(193.4)	–
Dividends paid	(95.3)	(20.1)	–
Net cash flows provided by (used in) financing activities	821.9	2,342.5	(2,328.9)
Increase (decrease) in unrestricted cash and cash equivalents	1,074.4	(555.1)	(929.5)
Unrestricted cash and cash equivalents, beginning of period	5,081.1	5,636.2	6,565.7
Unrestricted cash and cash equivalents, end of period	$6,155.5	$5,081.1	$5,636.2
Supplementary Cash Flow Disclosure
Interest paid	$(1,049.5)	$(997.8)	$(1,240.0)
Federal, foreign, state and local income taxes (paid) collected, net	$(21.6)	$(68.0)	$18.4
Supplementary Non Cash Flow Disclosure
Transfer of assets from held for investment to held for sale	$2,551.3	$5,141.9	$1,421.2
Transfer of assets from held for sale to held for investment	$64.9	$18.0	$11.0

The accompanying notes are an integral part of these consolidated financial statements.

Item 8:  Financial Statements and Supplementary Data

92    CIT ANNUAL REPORT 2014

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CIT Group Inc., together with its subsidiaries (collectively “CIT” or the “Company”), has provided financial solutions to its clients since its formation in 1908. The Company provides financing, leasing and advisory services principally to middle market companies in a wide variety of industries primarily in North America, and equipment financing and leasing solutions to the transportation industry worldwide. CIT became a bank holding company (“BHC”) in December 2008 and a financial holding company (“FHC”) in July 2013. CIT is regulated by the Board of Governors of the Federal Reserve System (“FRB”) and the Federal Reserve Bank of New York (“FRBNY”) under the U.S. Bank Holding Company Act of 1956. CIT Bank (the “Bank”), a wholly-owned subsidiary, is a Utah state chartered bank located in Salt Lake City, and is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the Utah Department of Financial Institutions (“UDFI”). The Company operates primarily in North America, with locations in Europe and Asia.

BASIS OF PRESENTATION

Basis of Financial Information

The accounting and financial reporting policies of CIT Group Inc. conform to generally accepted accounting principles (“GAAP”) in the United States and the preparation of the consolidated financial statements is in conformity with GAAP which requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates and assumptions. Some of the more significant estimates include: allowance for loan losses, loan impairment, fair value determination, lease residual values, liabilities for uncertain tax positions, realizability of deferred tax assets, and goodwill assets. Additionally where applicable, the policies conform to accounting and reporting guidelines prescribed by bank regulatory authorities.

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

Discontinued Operation

On April 25, 2014, the Company completed the sale of its student lending business. As a result, the student lending business is reported as a discontinued operation for all periods. The business had been included in the Non-Strategic Portfolios segment and consisted of a portfolio of U.S. Government-guaranteed student loans. The portfolio was in run-off and had been transferred to assets held for sale (“AHFS”) at the end of 2013. See Note 2 — Acquisition and Disposition Activities.

SIGNIFICANT ACCOUNTING POLICIES

Financing and Leasing Assets

CIT extends credit to customers through a variety of financing arrangements including term loans, revolving credit facilities, capital leases (direct finance leases) and operating leases. The amounts outstanding on term loans, revolving credit facilities and capital leases are referred to as finance receivables. In certain instances, we use the term “Loans” synonymously, as presented on the balance sheet. These finance receivables, when combined with Assets held for sale and Operating lease equipment, net are referred to as financing and leasing assets.

It is CIT’s expectation that the majority of the loans and leases originated will be held for the foreseeable future or until maturity. In certain situations, for example to manage concentrations and/or credit risk or where returns no longer meet specified targets, some or all of certain exposures are sold. Loans for which the Company has the intent and ability to hold for the foreseeable future or until maturity are classified as held for investment (“HFI”). If the Company no longer has the intent or ability to hold loans for the foreseeable future, then the loans are transferred to AHFS. Loans originated with the intent to resell are classified as AHFS.

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

If it is determined that a loan should be transferred from HFI to AHFS, then the balance is transferred at the lower of cost or fair value. At the time of transfer, a write-down of the loan is recorded as a charge-off when the carrying amount exceeds fair value and the difference relates to credit quality, otherwise the write-down is recorded as a reduction to Other Income, and any allowance for loan loss is reversed. Once classified as AHFS, the amount by which the carrying value exceeds fair value is recorded as a valuation allowance and is reflected as a reduction to Other Income.

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

Operating lease equipment is carried at cost less accumulated depreciation. Operating lease equipment is depreciated to its estimated residual value using the straight-line method over the lease term or estimated useful life of the asset. Where management’s intention is to sell the equipment received at the end of a

CIT ANNUAL REPORT 2014    93

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

lease, these are marked to the lower of cost or fair value and classified as AHFS. Depreciation is stopped on these assets and any further marks to lower of cost or fair value are recorded in Other Income. Equipment received at the end of the lease is marked to the lower of cost or fair value with the adjustment recorded in Other Income.

In the operating lease portfolio, maintenance costs incurred that exceed maintenance funds collected for commercial aircraft are expensed if they do not provide a future economic benefit and do not extend the useful life of the aircraft. Such costs may include costs of routine aircraft operation and costs of maintenance and spare parts incurred in connection with re-leasing an aircraft and during the transition between leases. For such maintenance costs that are not capitalized, a charge is recorded in expense at the time the costs are incurred. Income recognition related to maintenance funds collected and not used during the life of the lease is deferred to the extent management estimates costs will be incurred by subsequent lessees performing scheduled maintenance. Upon the disposition of an aircraft, any excess maintenance funds that exist are recognized in Other Income.

Revenue Recognition

Interest income on loans (both HFI and AHFS) is recognized using the effective interest method or on a basis approximating a level rate of return over the life of the asset. Interest income includes a component of accretion of the fair value discount on loans and lease receivables recorded in connection with Fresh Start Accounting (“FSA”), which is accreted using the effective interest method as a yield adjustment over the remaining term of the loan and recorded in interest income. See Fresh Start Accounting further in this section.

Rental revenue on operating leases is recognized on a straight line basis over the lease term and is included in Non-interest Income. Intangible assets were recorded during FSA and in acquisitions completed by the Company to adjust the carrying value of above or below market operating lease contracts to their fair value. The FSA related adjustments (net) are amortized into rental income on a straight line basis over the remaining term of the respective lease.

The recognition of interest income (including accretion) on Loans is suspended and an account is placed on non-accrual status when, in the opinion of management, full collection of all principal and interest due is doubtful. To the extent the estimated cash flows, including fair value of collateral, does not satisfy both the principal and accrued interest outstanding, accrued but uncollected interest at the date an account is placed on non-accrual status is reversed and charged against interest income. Subsequent interest received is applied to the outstanding principal balance until such time as the account is collected, charged-off or returned to accrual status. Loans that are on cash basis non-accrual do not accrue interest income; however, payments designated by the borrower as interest payments may be recorded as interest income. To qualify for this treatment, the remaining recorded investment in the loan must be deemed fully collectable.

The recognition of interest income (including accretion) on certain small ticket commercial loans and lease receivables is suspended and all previously accrued but uncollected revenue is reversed, when payment of principal and/or interest is contractually delinquent for 90 days or more. Accounts, including accounts that have been modified, are returned to accrual status when, in the opinion of management, collection of remaining principal and interest is reasonably assured, and upon collection of six consecutive scheduled payments.

The Company periodically modifies the terms of finance receivables in response to borrowers’ financial difficulties. These modifications may include interest rate changes, principal forgiveness or payment deferments. Finance receivables that are modified, where a concession has been made to the borrower, are accounted for as Troubled Debt Restructurings (“TDRs”). TDRs are generally placed on non-accrual upon their restructuring and remain on non-accrual until, in the opinion of management, collection of remaining principal and interest is reasonably assured, and upon collection of six consecutive scheduled payments.

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

The allowance for loan losses is determined based on three key components: (1) specific allowances for loans that are impaired, based upon the value of underlying collateral or projected cash flows, (2) non-specific allowances for estimated losses inherent in the portfolio based upon the expected loss over the loss emergence period projected loss levels and (3) allowances for estimated losses inherent in the portfolio based upon economic risks, industry and geographic concentrations, and other factors. Changes to the Allowance for Loan Losses are recorded in the Provision for Credit Losses.

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

Finance receivables are divided into the following portfolio segments, which correspond to the Company’s business segments; Transportation & International Finance (“TIF”), North American Commercial Finance (“NACF”) and Non-Strategic Portfolios (“NSP”). Within each portfolio segment, credit risk is assessed and monitored in the following classes of loans; within TIF, Transportation Finance and International Finance, and within NACF, Corporate Finance, Equipment Finance, Real Estate Finance, and Commercial Services. The allowance is estimated based upon the finance receivables in the respective class.

Item 8:  Financial Statements and Supplementary Data

94    CIT ANNUAL REPORT 2014

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The allowance policies described above related to specific and non-specific allowances, and the impaired finance receivables and charge-off policies that follow, are applied across the portfolio segments and loan classes. Given the nature of the Company’s business, the specific allowance is largely related to the NACF and TIF portfolio segments. The non-specific allowance, which considers the Company’s internal system of probability of default and loss severity ratings, among other factors, is applicable to all the portfolio segments.

Impairment of Finance Receivables

Impaired finance receivables of $500 thousand or greater that are placed on non-accrual status, largely in the Corporate Finance, Real Estate Finance, Commercial Services, Transportation Finance and International Finance loan classes, are subject to periodic individual review by the Company’s problem loan management (“PLM”) function. The Company excludes small-ticket loan and lease receivables, largely in Equipment Finance and NSP, that have not been modified in a troubled debt restructuring, as well as short-term factoring receivables in Commercial Services, from its impaired finance receivables disclosures as charge-offs are typically determined and recorded for such loans beginning at 90-150 days of contractual delinquency.

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

Charge-off of Finance Receivables

Charge-offs on loans are recorded after considering such factors as the borrower’s financial condition, the value of underlying collateral and guarantees (including recourse to dealers and manufacturers), and the status of collection activities. Such charge-offs are deducted from the carrying value of the related finance receivables. This policy is largely applicable in the Corporate Finance, Equipment Finance, Real Estate Finance, Commercial Services and Transportation Finance loan classes. Charge-offs on certain small ticket finance receivables are recorded beginning at 90 to 150 days of contractual delinquency. Charge-offs on loans originated are reflected in the provision for credit losses. Charge-offs on loans with a purchase price discount or FSA discount are first allocated to the respective loan’s discount, then to the extent a charge-off amount exceeds such discount, to provision for credit losses. Collections on accounts previously charged off in the post-emergence period are recorded as recoveries in the provision for credit losses. Collections on accounts previously charged off in the pre-emergence period are recorded as recoveries in other income. Collections on accounts previously charged off prior to transfer to AHFS are recorded as recoveries in other income.

Delinquent Finance Receivables

A loan is considered past due for financial reporting purposes if default of contractual principal or interest exists for a period of 30 days or more. Past due loans consist of both loans that are still accruing interest as well as loans on non-accrual status.

Impairment of Long-Lived Assets

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

Securities Purchased Under Resale Agreements

Securities purchased under agreements to resell (reverse repos) generally do not constitute a sale or purchase of the underlying securities for accounting purposes and, therefore are treated as collateralized financing transactions. These agreements are recorded at the amounts at which the securities were acquired. See Note 13 — Fair Value for discussion of fair value. The Company’s reverse repos are short-term securities secured by the underlying collateral, which, along with the cash investment, are maintained by a third-party.

CIT’s policy is to obtain collateral with a market value in excess of the principal amount under resale agreements. To ensure that the market value of the underlying collateral remains sufficient, the collateral is valued on a daily basis. Collateral typically consists of government-agency securities, corporate bonds and mortgage-backed securities.

These securities financing agreements give rise to minimal credit risk as a result of the collateral provisions, therefore no allowance is considered necessary. In the event of counterparty default, the financing agreement provides the Company with the right to liquidate the collateral held. Interest earned on these financing agreements is included in Interest and dividends on interest bearing deposits and investments in the statement of operations.

Investments

Debt and equity securities classified as “available-for-sale” (“AFS”) are carried at fair value with changes in fair value reported in accumulated other comprehensive income (“AOCI”), a component of stockholders’ equity, net of applicable income taxes. Credit-related declines in fair value that are determined to be OTTI are immediately recorded in earnings. Realized gains and losses on sales are included in Other income on a specific

CIT ANNUAL REPORT 2014    95

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Equity securities without readily determinable fair values are generally carried at cost or the equity method of accounting and periodically assessed for OTTI, with the net asset values reduced when impairment is deemed to be other-than-temporary. Equity method investments are recorded at cost, adjusted to reflect the Company’s portion of income, loss or dividend of the investee. All other non-marketable equity investments are carried at cost and periodically assessed for OTTI.

Evaluating Investments for OTTI

An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses that are determined to be temporary in nature are recorded, net of tax, in AOCI for AFS securities, while such losses related to HTM securities are not recorded, as these investments are carried at their amortized cost.

The Company conducts and documents periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other than temporary. The Company accounts for investment impairments in accordance with ASC 320-10-35-34, Investments — Debt and Equity Securities: Recognition of an Other-Than-Temporary Impairment. Under the guidance for debt securities, OTTI is recognized in earnings for debt securities that the Company has an intent to sell or that the Company believes it is more-likely-than-not that it will be required to sell prior to the recovery of the amortized cost basis. For debt securities classified as HTM that are considered to have OTTI that the Company does not intend to sell and it is more likely than not that the Company will not be required to sell before recovery, the OTTI is separated into an amount representing the credit loss, which is recognized in other income in the Consolidated Statement of Operations, and the amount related to all other factors, which is recognized in OCI. OTTI on debt securities and equity securities classified as AFS and non-marketable equity investments are recognized in the Consolidated Statement of Operations in the period determined.

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

For equity securities, management considers the various factors described above. If it is determined that the security’s decline in fair value (for equity securities classified as AFS) or cost (for equity securities carried at cost) is other than temporary, the security’s fair value or cost is written down, and the charge recognized in Other income.

Goodwill and Other Identified Intangibles

Goodwill balance as of December 31, 2013 represented the excess of reorganization equity value over the fair value of tangible and identifiable intangible assets, net of liabilities. Effective January 1, 2014, this goodwill was reallocated to the Company’s new TIF and NACF reporting units based on the respective reporting unit’s estimated fair value of equity. The Company evaluated goodwill for impairment immediately before and after the reallocation of goodwill to the reporting units and identified no impairment.

The Company’s goodwill also represents the excess of the purchase prices paid for acquired businesses over the respective net asset values acquired. The goodwill was assigned to reporting units at the date the goodwill was initially recorded. Once the goodwill was assigned to the segment (or “reporting unit”) level, it no longer retained its association with a particular transaction, and all of the activities within the reporting unit, whether acquired or internally generated, are available to evaluate the value of goodwill.

Goodwill is not amortized but it is subject to impairment testing at the reporting unit on an annual basis, or more often if events or circumstances indicate there may be impairment. The Company follows guidance in ASU 2011-08, Intangibles — Goodwill and Other (Topic 350), Testing Goodwill for Impairment that includes the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two-step impairment test as required in ASC 350, Intangibles — Goodwill and Other. Examples of qualitative factors to assess include macroeconomic conditions, industry and market considerations, market changes affecting the Company’s products and services, overall financial performance, and company specific events affecting operations.

Item 8:  Financial Statements and Supplementary Data

96    CIT ANNUAL REPORT 2014

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If the Company does not perform the qualitative assessment or upon performing the qualitative assessment concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, CIT would be required to perform the first step of the two-step goodwill impairment test for that reporting unit. The first step involves comparing the fair value of the reporting unit with its carrying value, including goodwill as measured by allocated equity. If the fair value of the reporting unit exceeds its carrying value, goodwill in that unit is not considered impaired. However, if the carrying value exceeds its fair value, step two must be performed to assess potential impairment. In step two, the implied fair value of the reporting unit’s goodwill (the reporting unit’s fair value less its carrying amount, excluding goodwill) is compared with the carrying amount of the goodwill. An impairment loss would be recorded in the amount that the carrying amount of goodwill exceeds its implied fair value. Reporting unit fair values are primarily estimated using discounted cash flow models. See Note 26 — Goodwill and Intangible Assets for further details.

Intangible assets were recorded relating to the valuation of existing customer relationships and trade names related to the 2014 acquisitions and for net above and below market operating lease contracts recorded in FSA or in acquisitions. These intangible assets are amortized on a straight line basis. Amortization expense for the intangible assets, except for the net above and below market operating lease contracts, is recorded in Operating expenses. The intangible assets related to net above and below market operating lease contracts amortization results in lower rental income (a component of Non-interest Income) over the remaining term of the lease agreements. Management evaluates definite lived intangible assets for impairment when events and circumstances indicate that the carrying amounts of those assets may not be recoverable.

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

Derivative instruments that qualify for hedge accounting are presented in the balance sheet at their fair values in other assets or other liabilities. Derivatives that do not qualify for hedge accounting are presented in the balance sheet in other assets or other liabilities, with their resulting gains or losses recognized in Other Income. Fair value is based on dealer quotes, pricing models, discounted cash flow methodologies, or similar techniques for which the determination of fair value may require significant management judgment or estimation. The fair value of the derivative is reported on a gross-by-counterparty basis. Valuations of derivative assets and liabilities reflect the value of the instrument including the Company’s and counterparty’s credit risk.

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

CIT ANNUAL REPORT 2014    97

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Income Taxes

Deferred tax assets and liabilities are recognized for the expected future taxation of events that have been reflected in the Consolidated Financial Statements. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax basis of assets and liabilities, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to reduce the reported amount of any net deferred tax assets of a reporting entity if, based upon the relevant facts and circumstances, it is more likely than not that some or all of the deferred tax assets will not be realized. Additionally, in certain situations, it may be appropriate to write-off the deferred tax asset against the valuation allowance. This reduces the valuation allowance and the amount of the respective gross deferred tax asset that is disclosed. A write-off might be appropriate if there is only a remote likelihood that the reporting entity will ever utilize its respective deferred tax assets, thereby eliminating the need to disclose the gross amounts.

The Company is subject to the income tax laws of the United States, its states and municipalities and those of the foreign jurisdictions in which the Company operates. These tax laws are complex, and the manner in which they apply to the taxpayer’s facts is sometimes open to interpretation. Given these inherent complexities, the Company must make judgments in assessing the likelihood that a beneficial income tax position will be sustained upon examination by the taxing authorities based on the technical merits of the tax position. An income tax benefit is recognized only when, based on management’s judgment regarding the application of income tax laws, it is more likely than not that the tax position will be sustained upon examination. A position that meets this standard is measured at the largest amount of tax benefit that will more likely than not be realized on settlement. The amount of benefit recognized for financial reporting purposes is based on management’s best judgment of the most likely outcome resulting from examination given the facts, circumstances and information available at the reporting date. The Company adjusts the level of unrecognized tax benefits when there is new information available to assess the likelihood of the outcome. Liabilities for uncertain income tax positions are included in current taxes payable, which is reflected in accrued liabilities and payables. Accrued interest and penalties for unrecognized tax positions are recorded in income tax expense.

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

Foreign Currency Translation

In addition to U.S. operations, the Company has operations in Canada, Europe and other jurisdictions. The functional currency for foreign operations is generally the local currency, other than in the Aerospace business in which the U.S. dollar is typically the functional currency. The value of assets and liabilities of the foreign operations is translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Revenue and expense items are translated at the average exchange rates during the year. The resulting foreign currency translation gains and losses, as well as offsetting gains and losses on hedges of net investments in foreign operations, are reflected in AOCI. Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than the functional currency are included in Other income.

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

Item 8:  Financial Statements and Supplementary Data

98    CIT ANNUAL REPORT 2014

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

The Company accounts for its VIEs in accordance with Accounting Standards Update (“ASU”) No. 2009-16, Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets and ASU No. 2009-17, Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. ASU 2009-17 amended the VIEs Subsections of ASC Subtopic 810-10 to require former qualified special purpose entities to be evaluated for consolidation and also changed the approach to determining a VIE’s primary beneficiary (“PB”) and required companies to more frequently reassess whether they must consolidate VIEs. Under the new guidance, the PB is the party that has both (1) the power to direct the activities of an entity that most significantly impact the VIE’s economic performance; and (2) through its interests in the VIE, the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

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

When in the evaluation of its interest in each VIE it is determined that the Company is considered the primary beneficiary, the VIE’s assets, liabilities and non-controlling interests are consolidated and included in the Consolidated Financial Statements. See Note 10 — Long Term Borrowings for further details.

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

Other Expenses

Other expenses include (1) depreciation on operating lease equipment, (2) maintenance and other operating lease expenses, (3) operating expenses, which include compensation and benefits, technology costs, professional fees, net occupancy expenses, provision for severance and facilities exiting activities, advertising and marketing, and other expenses and (4) losses on debt extinguishments.

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

Earnings per Share (“EPS”)

Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted-average number of common shares outstanding increased by the weighted-average potential impact of dilutive securities. The Company’s potential dilutive instruments primarily include restricted unvested stock grants and performance stock grants. The dilutive effect is computed using the treasury stock method, which assumes the conversion of these instruments. However, in periods when there is a net loss, these shares would not be included in the EPS computation as the result would have an anti-dilutive effect.

Accounting for Costs Associated with Exit or Disposal Activities

A liability for costs associated with exit or disposal activities, other than in a business combination, is recognized when the liability is incurred. The liability is measured at fair value, with adjustments for changes in estimated cash flows recognized in earnings.

CIT ANNUAL REPORT 2014    99

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows

Unrestricted cash and cash equivalents includes cash and interest-bearing deposits, which are primarily overnight money market investments and short term investments in mutual funds. The Company maintains cash balances principally at financial institutions located in the U.S. and Canada. The balances are not insured in all cases. Cash and cash equivalents also include amounts at CIT Bank, which are only available for the bank’s funding and investment requirements. Cash inflows and outflows from customer deposits are presented on a net basis. Most factoring receivables are presented on a net basis in the Statements of Cash Flows, as factoring receivables are generally less than 90 days.

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

Activity of the discontinued operation is included in various line items of the Statements of Cash Flows.

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

Interest income includes a component of accretion of the fair value discount on loans recorded in connection with FSA. The remaining balance at December 31, 2014 was not significant.

For finance receivables that were considered impaired at the FSA date and for which the cash flows were evaluated based on expected cash flows that were less than contractual cash flows, there is an accretable and a non-accretable discount. The accretable discount was accreted using the effective interest method as a yield adjustment over the remaining term of the loan and recorded in Interest Income. The non-accretable discount reflected the present value of the difference between the excess of cash flows contractually required to be paid and expected cash flows (i.e. credit component) and the remaining balance at December 31, 2014 was not significant. Operating lease equipment purchased prior to emergence from bankruptcy in 2009 was recorded at estimated fair value at emergence and is carried at that new basis less accumulated depreciation.

NEW ACCOUNTING PRONOUNCEMENTS

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, in April 2014, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The final guidance raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The ASU is aimed at reducing the frequency of disposals reported as discontinued operations by focusing on strategic shifts that have or will have a major effect on an entity’s operations and financial results. In another change from current GAAP, the guidance permits companies to have continuing cash flows and significant continuing involvement with the disposed component.

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

For public entities, the guidance is effective for annual periods beginning on or after December 15, 2014 and interim periods within that year. The ASU is applied prospectively. CIT adopted this ASU on January 1, 2015, which did not impact CIT’s consolidated financial statements or disclosures, but will result in additional disclosures for future dispositions.

Revenue Recognition

The FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, in June 2014, which will supersede virtually all of the revenue recognition guidance in GAAP.

The core principle of the five-step model is that a company will recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. In doing so, many companies will have to make more

Item 8:  Financial Statements and Supplementary Data

100    CIT ANNUAL REPORT 2014

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The FASB has set an effective date of fiscal years beginning after December 15, 2016 for public entities. However, public companies that choose full retrospective application will need to apply the standard to amounts they report for 2015 and 2016 on the face of their 2017 financial statements. CIT is required to adopt the ASU and is currently evaluating the impact of adoption. CIT has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

Pushdown Accounting

The FASB issued ASU No. 2014-17, Business Combinations (Topic 805): Pushdown Accounting (a Consensus of the FASB Emerging Issues Task Force), in November 2014, to provide guidance for newly acquired businesses and organizations that prepare financial statements separately from their parents.

An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle in accordance with Topic 250, Accounting Changes and Error Corrections. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable.

CIT ANNUAL REPORT 2014    101

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amendments in this Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The adoption of this guidance did not impact CIT’s consolidated financial statements or disclosures.

NOTE 2 — ACQUISITION AND DISPOSITION ACTIVITIES

During 2014, the Company completed the following significant business acquisitions and disposition. There were no significant business acquisitions or dispositions during 2013 or 2012.

Nacco Acquisition

On January 31, 2014, CIT acquired 100% of the outstanding shares of Paris-based Nacco SAS (“Nacco”), an independent full service railcar lessor in Europe. The purchase price was approximately $250 million and the acquired assets and liabilities were recorded at their estimated fair values as of the acquisition date, resulting in $77 million of goodwill. The purchase included approximately $650 million of assets (operating lease equipment), comprised of more than 9,500 railcars, including: tank cars, flat cars, gondolas and hopper cars, and liabilities, including secured debt of $375 million.

Direct Capital Acquisition

On August 1, 2014, CIT Bank acquired 100% of the outstanding shares of Capital Direct Group and its subsidiaries (“Direct Capital”), a U.S. based lender providing equipment leasing and financing to small and mid-sized businesses operating across a range of industries. The purchase price was approximately $230 million and the acquired assets and liabilities were recorded at their estimated fair values as of the acquisition date resulting in approximately $170 million of goodwill. The assets acquired included finance receivables of approximately $540 million, along with existing secured debt of $487 million. In addition, intangible assets of approximately $12 million were recorded relating mainly to the valuation of existing customer relationships and trade names.

Student Lending Business Disposition

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

In connection with the classification of the student lending business as a discontinued operation, certain indirect operating expenses that previously had been allocated to the business, have instead been allocated to Corporate and Other as part of continuing operations and are not included in the summary of discontinued operation presented in the table below. The total incremental pretax amounts of indirect overhead expense that were previously allocated to the student lending business and remain in continuing operations were approximately $1.7 million, $8.8 million and $15.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Interest expense allocated to the discontinued operation corresponds to debt of approximately $3.2 billion, net of $224 million of FSA. The debt included $0.8 billion that was repaid using a portion of the cash proceeds. Salaries and general operating expenses included in discontinued operation consists of direct expenses of the student lending business that are separate from ongoing CIT operations and will not continue subsequent to disposal.

Income from the discontinued operation for 2014 reflected the benefit of proceeds received in excess of the net carrying value of assets and liabilities sold. The interest expense primarily reflected the acceleration of FSA accretion of $224 million on the extinguishment of the debt, while the gain on sale mostly reflected the excess of purchase price over net assets, and amounts received for the sale of servicing rights.

Summarized financial information for the discontinued business is shown below.

Assets and Liabilities of Discontinued Operation (dollars in millions)

	December 31, 2014	December 31, 2013
Assets:
Assets held for sale	$–	$3,374.5
Cash	–	94.5
Other assets	–	352.4
Total assets	$–	$3,821.4
Liabilities:
Long-term borrowings (secured)	$–	$3,265.6
Other liabilities	–	12.0
Total Liabilities	$–	$3,277.6

Item 8:  Financial Statements and Supplementary Data

102    CIT ANNUAL REPORT 2014

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating Results of Discontinued Operation (dollars in millions)

	Years Ended December 31,
	2014	2013	2012
Interest income	$27.0	$130.7	$178.3
Interest expense	(248.2)	(77.2)	(231.8)
Other income	(2.1)	0.9	38.3)
Operating expenses	(3.6)	(14.5)	(24.2)
Income (loss) from discontinued operation before provision for income taxes	(226.9)	39.9	(39.4)
Provision for income taxes	(3.4)	(8.6)	(17.1)
Income (loss) from discontinued operation, net of taxes	(230.3)	31.3	(56.5)
Gain on sale of discontinued operation	282.8	–	–
Income (loss) from discontinued operation, net of taxes	$52.5	$31.3	$(56.5)

NOTE 3 — LOANS

Finance receivables consist of the following:

Finance Receivables by Product (dollars in millions)

	December 31, 2014	December 31, 2013
Loans	$14,398.2	$13,814.3
Direct financing leases and leveraged leases	5,096.8	4,814.9
Finance receivables	19,495.0	18,629.2
Finance receivables held for sale	779.9	794.3
Finance receivables and held for sale receivables(1)	$20,274.9	$19,423.5

(1)	Assets held for sale on the Balance Sheet includes finance receivables and operating lease equipment. As discussed in subsequent tables, since the Company manages the credit risk and collections of finance receivables held for sale consistently with its finance receivables held for investment, the aggregate amount is presented in this table.

The following table presents finance receivables by segment, based on obligor location:

Finance Receivables (dollars in millions)

	December 31, 2014			December 31, 2013
	Domestic	Foreign	Total	Domestic	Foreign	Total
Transportation & International Finance	$812.6	$2,746.3	$3,558.9	$666.6	$2,827.8	$3,494.4
North American Commercial Finance	14,645.1	1,290.9	15,936.0	13,196.7	1,496.4	14,693.1
Non-Strategic Portfolios	–	0.1	0.1	117.9	323.8	441.7
Total	$15,457.7	$4,037.3	$19,495.0	$13,981.2	$4,648.0	$18,629.2

The following table presents selected components of the net investment in finance receivables.

Components of Net Investment in Finance Receivables (dollars in millions)

	December 31, 2014	December 31, 2013
Unearned income	$(869.6)	$(942.0)
Equipment residual values	684.2	669.2
Unamortized (discounts)	(22.0)	(47.9)
Net unamortized deferred costs and (fees)	48.5	49.7
Leveraged lease third party non-recourse debt payable	(180.5)	(203.8)

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

CIT ANNUAL REPORT 2014    103

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The definitions of these ratings are as follows:

-	Pass – finance receivables in this category do not meet the criteria for classification in one of the categories below.

-	Special mention – a special mention asset exhibits potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects.

-	Classified – a classified asset ranges from: (1) assets that exhibit a well-defined weakness and are inadequately protected by the current sound worth and paying capacity of the borrower, and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected to (2) assets with weaknesses that make collection or liquidation in full unlikely on the basis of current facts, conditions, and values. Assets in this classification can be accruing or on non-accrual depending on the evaluation of these factors.

Finance and Held for Sale Receivables — By Risk Rating (dollars in millions)

	Transportation & International Finance		North American Commercial Finance
Grade:	Transportation Finance	International Finance	Corporate Finance	Equipment Finance	Real Estate Finance	Commercial Services	Subtotal	Non- Strategic Portfolios	Total
December 31, 2014
Pass	$2,895.9	$820.2	$6,199.0	$4,129.1	$1,692.0	$2,084.1	$17,820.3	$288.7	$18,109.0
Special mention	12.8	107.9	561.0	337.8	76.6	278.8	1,374.9	18.4	1,393.3
Classified – accruing	44.1	58.0	121.8	180.4	–	197.3	601.6	10.5	612.1
Classified – non-accrual	0.1	37.1	30.9	70.0	–	–	138.1	22.4	160.5
Total	$2,952.9	$1,023.2	$6,912.7	$4,717.3	$1,768.6	$2,560.2	$19,934.9	$340.0	$20,274.9
December 31, 2013
Pass	$1,627.4	$1,530.3	$5,783.1	$3,355.2	$1,554.8	$1,804.6	$15,655.4	$685.5	$16,340.9
Special mention	28.6	145.8	769.5	363.5	–	314.7	1,622.1	350.1	1,972.2
Classified – accruing	97.2	36.2	233.6	266.0	–	138.9	771.9	97.8	869.7
Classified – non-accrual	14.3	21.0	83.8	59.4	–	4.2	182.7	58.0	240.7
Total	$1,767.5	$1,733.3	$6,870.0	$4,044.1	$1,554.8	$2,262.4	$18,232.1	$1,191.4	$19,423.5

Past Due and Non-accrual Loans

The table that follows presents portfolio delinquency status, regardless of accrual/non-accrual classification:

Finance and Held for Sale Receivables — Delinquency Status (dollars in millions)

	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Finance Receivables
December 31, 2014
Transportation Finance	$5.2	$1.9	$4.3	$11.4	$2,941.5	$2,952.9
International Finance	43.9	7.0	21.6	72.5	950.7	1,023.2
Corporate Finance	4.4	–	0.5	4.9	6,907.8	6,912.7
Equipment Finance	93.7	32.9	14.9	141.5	4,575.8	4,717.3
Real Estate Finance	–	–	–	–	1,768.6	1,768.6
Commercial Services	62.2	3.3	0.9	66.4	2,493.8	2,560.2
Sub-total	209.4	45.1	42.2	296.7	19,638.2	19,934.9
Non-Strategic Portfolios	16.4	6.9	9.6	32.9	307.1	340.0
Total	$225.8	$52.0	$51.8	$329.6	$19,945.3	$20,274.9
December 31, 2013
Transportation Finance	$18.3	$0.9	$0.5	$19.7	$1,747.8	$1,767.5
International Finance	30.6	11.6	12.6	54.8	1,678.5	1,733.3
Corporate Finance	–	–	17.8	17.8	6,852.2	6,870.0
Equipment Finance	116.6	30.0	18.6	165.2	3,878.9	4,044.1
Real Estate Finance	–	–	–	–	1,554.8	1,554.8
Commercial Services	47.9	2.4	1.0	51.3	2,211.1	2,262.4
Sub-total	213.4	44.9	50.5	308.8	17,923.3	18,232.1
Non-Strategic Portfolios	29.7	7.9	16.2	53.8	1,137.6	1,191.4
Total	$243.1	$52.8	$66.7	$362.6	$19,060.9	$19,423.5

Item 8:  Financial Statements and Supplementary Data

104    CIT ANNUAL REPORT 2014

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

Finance Receivables on Non-accrual Status (dollars in millions)

	December 31, 2014			December 31, 2013
	Held for Investment	Held for Sale	Total	Held for Investment	Held for Sale	Total
Transportation Finance	$0.1	$–	$0.1	$14.3	$–	$14.3
International Finance	22.4	14.7	37.1	21.0	–	21.0
Corporate Finance	30.9	–	30.9	83.5	0.3	83.8
Equipment Finance	70.0	–	70.0	59.4	–	59.4
Commercial Services	–	–	–	4.2	–	4.2
Sub-total	123.4	14.7	138.1	182.4	0.3	182.7
Non-Strategic Portfolios	–	22.4	22.4	17.6	40.4	58.0
Total	$123.4	$37.1	$160.5	$200.0	$40.7	$240.7
Repossessed assets			0.8			7.0
Total non-performing assets			$161.3			$247.7
Total Accruing loans past due 90 days or more			$10.3			$9.9

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

CIT ANNUAL REPORT 2014    105

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired Loans (dollars in millions)

December 31, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
With no related allowance recorded:
International Finance	$10.2	$17.0	$–	$10.1
Corporate Finance	1.2	1.2	–	104.9
Equipment Finance	5.6	6.8	–	5.8
Commercial Services	4.2	4.2	–	6.9
Non-Strategic Portfolios	–	–	–	3.4
With an allowance recorded:
Transportation Finance	–	–	–	9.0
International Finance	6.0	6.0	1.0	3.4
Corporate Finance	29.6	34.3	11.4	43.5
Equipment Finance	–	–	–	0.8
Commercial Services	–	–	–	2.8
Total Impaired Loans(1)	56.8	69.5	12.4	190.6
Total Loans Impaired at Convenience Date(2)	1.2	15.8	0.5	26.4
Total	$58.0	$85.3	$12.9	$217.0

December 31, 2013
With no related allowance recorded:
Transportation Finance	$–	$–	$–	$2.2
International Finance	6.9	24.5	–	6.9
Corporate Finance	136.1	150.1	–	152.8
Equipment Finance	5.8	7.9	–	7.0
Commercial Services	9.1	9.1	–	10.0
Non-Strategic Portfolios	10.2	12.5	–	24.0
With an allowance recorded:
Transportation Finance	14.3	14.3	0.6	12.4
Corporate Finance	50.6	51.7	28.8	79.7
Commercial Services	4.2	4.2	1.0	4.6
Non-Strategic Portfolios	–	–	–	1.0
Total Impaired Loans(3)	237.2	274.3	30.4	300.6
Total Loans Impaired at Convenience Date(4)	54.1	95.8	1.0	77.9
Total	$291.3	$370.1	$31.4	$378.5

(1)	Interest income recorded for the year ended December 31, 2014 while the loans were impaired was $10.1 million of which $0.7 million was interest recognized using cash-basis method of accounting.

(2)	Details of finance receivables that were identified as impaired at the Convenience Date are presented under Loans and Debt Securities Acquired with Deteriorated Credit Quality.

(3)	Interest income recorded for the year ended December 31, 2013 while the loans were impaired was $17.7 million of which $3.5 million was interest recognized using the cash-basis method of accounting.

(4)	Details of finance receivables that were identified as impaired at the Convenience Date are presented under Loans and Debt Securities Acquired with Deteriorated Credit Quality.

Item 8:  Financial Statements and Supplementary Data

106    CIT ANNUAL REPORT 2014

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

Impairment is measured as the shortfall between estimated value and recorded investment in the finance receivable. A specific allowance or charge-off is recorded for the shortfall. In instances where the estimated value exceeds the recorded investment, no specific allowance is recorded. The estimated value is determined using fair value of collateral and other cash flows if the finance receivable is collateralized, the present value of expected future cash flows discounted at the contract’s effective interest rate, or market price. A shortfall between the estimated value and recorded investment in the finance receivable is reported in the provision for credit losses. In instances when the Company measures impairment based on the present value of expected future cash flows, the change in present value is reported in the provision for credit losses.

The following summarizes key elements of the Company’s policy regarding the determination of collateral fair value in the measurement of impairment:

-	”Orderly liquidation value“ is the basis for collateral valuation;

-	Appraisals are updated annually or more often as market conditions warrant; and

-	Appraisal values are discounted in the determination of impairment if the:

-	appraisal does not reflect current market conditions; or

-	collateral consists of inventory, accounts receivable, or other forms of collateral that may become difficult to locate, collect or subject to pilferage in a liquidation.

Loans and Debt Securities Acquired with Deteriorated Credit Quality

For purposes of this presentation, the Company is applying the income recognition and disclosure guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality) to finance receivables that were identified as impaired under FSA at the Convenience Date. At December 31, 2014 and 2013, the carrying amounts approximated $1 million and $54 million, respectively, and the outstanding balance approximated $16 million and $96 million, respectively. The outstanding balance represents the sum of contractual principal, interest and fees earned at the reporting date, calculated as pre-FSA net investment plus inception to date charge-offs. The allowance for loan losses on these loans was $0.5 million at December 31, 2014 and $1.0 million at December 31, 2013. See Note 4 — Allowance for Loan Losses.

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

If the borrower is determined to be in financial difficulty, then CIT utilizes the following criteria to determine whether a concession has been granted to the borrower:

-	Assets used to satisfy debt are less than CIT’s recorded investment in the receivable

-	Modification of terms – interest rate changed to below market rate

-	Maturity date extension at an interest rate less than market rate

-	The borrower does not otherwise have access to funding for debt with similar risk characteristics in the market at the restructured rate and terms

-	Capitalization of interest

-	Increase in interest reserves

-	Conversion of credit to Payment-In-Kind (PIK)

-	Delaying principal and/or interest for a period of three months or more

-	Partial forgiveness of the balance.

CIT ANNUAL REPORT 2014    107

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Modified loans that meet the definition of a TDR are subject to the Company’s standard impaired loan policy, namely that non-accrual loans in excess of $500,000 are individually reviewed for impairment, while non-accrual loans less than $500,000 are considered as part of homogenous pools and are included in the determination of the non-specific allowance.

The recorded investment of TDRs at December 31, 2014 and 2013 was $17.2 million and $220.9 million, of which 75% and 33%, respectively were on non-accrual. NACF receivables accounted for 91% of the total TDRs at December 31, 2014 and 80% at December 31, 2013, and there were $0.8 million and $7.1 million, respectively, of commitments to lend additional funds to borrowers whose loan terms have been modified in TDRs.

Recorded investment related to modifications qualifying as TDRs that occurred during the years ended December 31, 2014 and 2013 were $10.3 million and $24.6 million, respectively. The recorded investment of TDRs that experienced a payment default (payment default is one missed payment), during the years ended December 31, 2014 and 2013, and for which the payment default occurred within one year of the modification totaled $1.0 million and $5.7 million at the time of default, respectively. The 2014 and 2013 defaults related to NACF and NSP.

The financial impact of the various modification strategies that the Company employs in response to borrower difficulties is described below. While the discussion focuses on the 2014 amounts, the overall nature and impact of modification programs were comparable in the prior year.

-	The nature of modifications qualifying as TDR’s based upon recorded investment at December 31, 2014 and 2013 was comprised of payment deferrals for 35% and 88%, covenant relief for 65% and 11%, and interest rate reductions and debt forgiveness for 0% and 1%;

-	Payment deferrals result in lower net present value of cash flows, if not accompanied by additional interest or fees, and increased provision for credit losses to the extent applicable. The financial impact of these modifications is not significant given the moderate length of deferral periods;

-	Interest rate reductions result in lower amounts of interest being charged to the customer, but are a relatively small part of the Company’s restructuring programs. Additionally, in some instances, modifications improve the Company’s economic return through increased interest rates and fees, but are reported as TDRs due to assessments regarding the borrowers’ ability to independently obtain similar funding in the market and assessments of the relationship between modified rates and terms and comparable market rates and terms. The weighted average change in interest rates for all TDRs occurring during the years ended December 31, 2014 and 2013 was not significant;

-	Debt forgiveness, or the reduction in amount owed by borrower, results in incremental provision for credit losses, in the form of higher charge-offs. While these types of modifications have the greatest individual impact on the allowance, the amounts of principal forgiveness for TDRs occurring during 2014 and 2013 totaled $0 million and $12.2 million, respectively, as debt forgiveness is a relatively small component of the Company’s modification programs; and

-	The other elements of the Company’s modification programs that are not TDRs, do not have a significant impact on financial results given their relative size, or do not have a direct financial impact, as in the case of covenant changes.

Item 8:  Financial Statements and Supplementary Data

108    CIT ANNUAL REPORT 2014

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — ALLOWANCE FOR LOAN LOSSES

Allowance for Loan Losses and Recorded Investment in Finance Receivables

As of and for the Years Ended December 31 (dollars in millions)

	2014
	Transportation & International Finance	North American Commercial Finance	Non-Strategic Portfolios	Corporate and Other	Total
Beginning balance	$46.7	$303.8	$5.6	$–	$356.1
Provision for credit losses	38.3	62.0	(0.4)	0.2	100.1
Other(1)	(0.5)	(10.0)	–	(0.2)	(10.7)
Gross charge-offs(2)	(44.8)	(75.2)	(7.5)	–	(127.5)
Recoveries	7.1	19.0	2.3	–	28.4
Allowance balance – end of period	$46.8	$299.6	$–	$–	$346.4
Allowance balance:
Loans individually evaluated for impairment	$1.0	$11.4	$–	$–	12.4
Loans collectively evaluated for impairment	45.8	287.7	–	–	333.5
Loans acquired with deteriorated credit quality(3)	–	0.5	–	–	0.5
Allowance balance – end of period	$46.8	$299.6	$–	$–	$346.4
Other reserves(1)	$0.3	$35.1	$–	$–	$35.4
Finance receivables:
Loans individually evaluated for impairment	$17.6	$40.6	$–	$–	58.2
Loans collectively evaluated for impairment	3,541.3	15,894.2	0.1	–	19,435.6
Loans acquired with deteriorated credit quality(3)	–	1.2	–	–	1.2
Ending balance	$3,558.9	$15,936.0	$0.1	$–	$19,495.0
Percent of loans to total loans	18.3%	81.7%	–	–	100.0%

	2013
Beginning balance	$44.3	$293.7	$41.3	$–	$379.3
Provision for credit losses	18.7	35.5	10.8	(0.1)	64.9
Other(1)	0.6	(6.9)	(1.2)	0.1	(7.4)
Gross charge-offs(2)	(26.0)	(58.3)	(54.3)	–	(138.6)
Recoveries	9.1	39.8	9.0	–	57.9
Allowance balance – end of period	$46.7	$303.8	$5.6	$–	$356.1
Allowance balance:
Loans individually evaluated for impairment	$0.6	$29.8	$–	$–	$30.4
Loans collectively evaluated for impairment	46.1	273.0	5.6	–	324.7
Loans acquired with deteriorated credit quality(3)	–	1.0	–	–	1.0
Allowance balance – end of period	$46.7	$303.8	$5.6	$–	$356.1
Other reserves(1)	$0.2	$27.6	$–	$–	$27.8
Finance receivables:
Loans individually evaluated for impairment	$21.2	$205.8	$10.2	$–	$237.2
Loans collectively evaluated for impairment	3,473.1	14,435.1	429.7	–	18,337.9
Loans acquired with deteriorated credit quality(3)	0.1	52.2	1.8	–	54.1
Ending balance	$3,494.4	$14,693.1	$441.7	$–	$18,629.2
Percent of loans to total loans	18.7%	78.9%	2.4%	–	100.0%

(1)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit and for deferred purchase agreements, all of which is recorded in Other Liabilities. “Other” also includes changes relating to sales and foreign currency translations.

(2)	Gross charge-offs included $13 million and $18 million charged directly to the Allowance for loan losses for the years ended December 31, 2014 and December 31, 2013, respectively. In 2014, $13 million related to NACF. In 2013, $16 million related to NACF and $2 million to NSP.

(3)	Represents loans considered impaired in FSA and are accounted for under the guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality).

CIT ANNUAL REPORT 2014    109

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — OPERATING LEASE EQUIPMENT

The following table provides the net book value (net of accumulated depreciation of $1.8 billion at December 31, 2014 and $1.5 billion at December 31, 2013) of operating lease equipment, by equipment type.

Operating Lease Equipment (dollars in millions)

	December 31, 2014	December 31, 2013
Commercial aircraft (including regional aircraft)	$8,890.1	$8,229.1
Railcars and locomotives	5,714.0	4,500.1
Other equipment	326.3	306.2
Total(1)	$14,930.4	$13,035.4

(1)	Includes equipment off-lease of $183.2 million and $144.7 million at December 31, 2014 and 2013, respectively, primarily consisting of rail and aerospace assets.

The following table presents future minimum lease rentals due on non-cancelable operating leases at December 31, 2014. Excluded from this table are variable rentals calculated on asset usage levels, re-leasing rentals, and expected sales proceeds from remarketing equipment at lease expiration, all of which are components of operating lease profitability.

Minimum Lease Rentals Due (dollars in millions)

Years Ended December 31,

2015	$1,923.0
2016	1,672.8
2017	1,381.2
2018	1,093.3
2019	822.0
Thereafter	2,431.9
Total	$9,324.2

NOTE 6 — SECURITIES PURCHASED UNDER RESALE AGREEMENTS

At December 31, 2014, the Company had $650 million of securities purchased under resale agreements. Securities purchased under agreements to resell (reverse repos) generally do not constitute a sale or purchase of the underlying securities for accounting purposes and, therefore are treated as collateralized financing transactions. These agreements are recorded at the amounts at which the securities were acquired. See Note 13 – Fair Value for discussion of fair value. These agreements are short-term securities that had maturity dates of 90 days or less and are secured by the underlying collateral, which, along with the cash investment, are maintained by a tri-party custodian.

NOTE 7 — INVESTMENT SECURITIES

Investments include debt and equity securities. The Company’s debt securities primarily include U.S. Treasury securities, U.S. Government Agency securities, and foreign government securities that typically mature in 91 days or less, and the carrying value approximates fair value. Equity securities include common stock and warrants.

Investment Securities (dollars in millions)

	December 31, 2014	December 31, 2013
Debt securities available-for-sale	$1,116.5	$1,487.8
Equity securities available-for-sale	14.0	13.7
Debt securities held-to-maturity(1)	352.3	1,042.3
Non-marketable equity investments(2)	67.5	86.9
Total investment securities	$1,550.3	$2,630.7

(1)	Recorded at amortized cost less impairment on securities that have credit-related impairment.

(2)	Non-marketable equity investments include ownership interests greater than 3% in limited partnership investments that are accounted for under the equity method. Non-marketable equity investments include $19.7 million and $23.6 million in limited partnerships at December 31, 2014 and 2013, respectively, accounted for under the equity method. The remaining investments are carried at cost and include qualified Community Reinvestment Act (CRA) investments, equity fund holdings and shares issued by customers during loan work out situations or as part of an original loan investment.

Item 8:  Financial Statements and Supplementary Data

110    CIT ANNUAL REPORT 2014

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Realized investment gains totaled $39.7 million, $8.9 million and $40.4 million for the years ended December 31, 2014, 2013 and 2012, respectively, and exclude losses from OTTI. OTTI credit-related impairments on equity securities recognized in earnings were $0.7 million, $0.7 million and $0.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. Impairment amounts in accumulated other comprehensive income (“AOCI”) were not material at December 31, 2014 or December 31, 2013.

In addition, the Company maintained $6.2 billion and $5.4 billion of interest bearing deposits at December 31, 2014 and 2013, respectively, which are cash equivalents and are classified separately on the balance sheet.

The following table presents interest and dividends on interest bearing deposits and investments:

Interest and Dividend Income (dollars in millions)

	Year Ended December 31,
	2014	2013	2012
Interest income – interest bearing deposits	$17.7	$16.6	$21.7
Interest income – investments/reverse repos	14.1	8.9	7.8
Dividends – investments	3.7	3.4	2.7
Total interest and dividends	$35.5	$28.9	$32.2

Securities Available-for-Sale

The following table presents amortized cost and fair value of securities AFS.

Securities AFS — Amortized Cost and Fair Value (dollars in millions)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
Debt securities AFS
U.S. Treasury Securities	$200.0	$–	$–	$200.0
U.S. government agency obligations	904.2	–	–	904.2
Supranational and foreign government securities	12.3	–	–	12.3
Total debt securities AFS	1,116.5	–	–	1,116.5
Equity securities AFS	14.0	0.6	(0.6)	14.0
Total securities AFS	$1,130.5	$0.6	$(0.6)	$1,130.5
December 31, 2013
Debt securities AFS
U.S. Treasury Securities	$649.1	$–	$–	$649.1
U.S. government agency obligations	711.9	–	–	711.9
Supranational and foreign government securities	126.8	–	–	126.8
Total debt securities AFS	1,487.8	–	–	1,487.8
Equity securities AFS	13.5	0.4	(0.2)	13.7
Total securities AFS	$1,501.3	$0.4	$(0.2)	$1,501.5

CIT ANNUAL REPORT 2014    111

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Securities Held-to-Maturity

The carrying value and fair value of securities HTM at December 31, 2014 and December 31, 2013 were as follows:

Debt Securities HTM — Carrying Value and Fair Value (dollars in millions)

	Carrying Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2014
Mortgage-backed securities
U.S. government owned and sponsored agencies	$156.3	$2.5	$(1.9)	$156.9
State and municipal	48.1	0.1	(1.8)	46.4
Foreign government	37.9	0.1	–	38.0
Corporate – Foreign	110.0	9.0	–	119.0
Total debt securities held-to-maturity	$352.3	$11.7	$(3.7)	$360.3
December 31, 2013
U.S. government agency obligations	$735.5	$0.1	$–	$735.6
Mortgage-backed securities
U.S. government owned and sponsored agencies	96.3	1.7	(5.8)	92.2
State and municipal	57.4	–	(6.5)	50.9
Foreign government	38.3	–	–	38.3
Corporate – Foreign	114.8	9.0	–	123.8
Total debt securities held-to-maturity	$1,042.3	$10.8	$(12.3)	$1,040.8

The following table presents the amortized cost and fair value of debt securities HTM by contractual maturity dates:

Securities HTM — Amortized Cost and Fair Value Maturities (dollars in millions)

	December 31, 2014		December 31, 2013
	Carrying Cost	Fair Value	Carrying Cost	Fair Value
U.S. government agency obligations
Total — Due within 1 year	$–	$–	$735.5	$735.6
Mortgage-backed securities
U.S. government owned and sponsored agencies
Due after 5 but within 10 years	1.3	1.3	–	–
Due after 10 years(1)	155.0	155.6	96.3	92.2
Total	156.3	156.9	96.3	92.2
State and municipal
Due within 1 year	1.2	1.2	0.7	0.7
Due after 1 but within 5 years	2.9	2.9	4.4	4.4
Due after 5 but within 10 years	–	–	0.7	0.7
Due after 10 years(1)	44.0	42.3	51.6	45.1
Total	48.1	46.4	57.4	50.9
Foreign government
Due within 1 year	10.8	10.8	29.8	29.8
Due after 1 but within 5 years	27.1	27.2	8.5	8.5
Total	37.9	38.0	38.3	38.3
Corporate – Foreign
Due within 1 year	0.9	0.9	0.8	0.8
Due after 1 but within 5 years	43.7	49.8	48.6	56.1
Due after 5 but within 10 years	65.4	68.3	65.4	66.9
Total	110.0	119.0	114.8	123.8
Total debt securities held-to-maturity	$352.3	$360.3	$1,042.3	$1,040.8

(1)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

Item 8:  Financial Statements and Supplementary Data

112    CIT ANNUAL REPORT 2014

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — OTHER ASSETS

The following table presents the components of other assets.

Other Assets (dollars in millions)

	December 31, 2014	December 31, 2013
Deposits on commercial aerospace equipment	$736.3	$831.3
Deferred federal and state tax assets	422.5	40.0
Fair value of derivative financial instruments	168.0	50.3
Deferred debt costs and other deferred charges	148.1	158.5
Furniture and fixtures	126.4	85.3
Tax receivables, other than income taxes	102.0	132.2
Executive retirement plan and deferred compensation	96.7	101.3
Other(1)	332.4	295.2
Total other assets	$2,132.4	$1,694.1

(1)	Other includes items such as: accrued interest/dividends, fixed assets, prepaid expenses, investments in and receivables from non-consolidated entities, and other miscellaneous assets.

NOTE 9 — DEPOSITS

The following table presents deposits detail, maturities and weighted average interest rates.

Deposits (dollars in millions)

	December 31, 2014		December 31, 2013
Deposits Outstanding	$15,849.8		$12,526.5
Weighted average contractual interest rate	1.69%		1.65%
Weighted average remaining number of days to maturity(1)	1,247	days	1,014	days
Contractual Maturities and Rates
Due in 2015–(1.16%)(2)	$6,988.4
Due in 2016–(1.66%)	1,670.6
Due in 2017–(1.41%)	2,398.2
Due in 2018–(1.85%)	928.2
Due in 2019–(2.45%)	1,670.7
Due after 2019–(3.06%)	2,195.1
Deposits outstanding, excluding fresh start adjustments	$15,851.2

(1)	Excludes deposit balances with no stated maturity.

(2)	Includes rates on deposit accounts with no stated maturity.

	Years Ended December 31,
	2014	2013
Daily average deposits	$13,925.4	$11,254.3
Maximum amount outstanding	$15,851.2	$12,605.3
Weighted average contractual interest rate for the year	1.59%	1.56%

CIT ANNUAL REPORT 2014    113

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the maturity profile of deposits with a denomination of $100,000 or more.

Certificates of Deposits $100,000 or More (dollars in millions)

	At December 31,
	2014	2013
U.S. certificates of deposits
Three months or less	$340.9	$317.7
After three months through six months	330.8	258.1
After six months through twelve months	757.8	601.7
After twelve months	2,590.3	1,501.9
Total U.S. certificates of deposits	$4,019.8	$2,679.4
Non-U.S. certificates of deposits	$57.0	$88.3

NOTE 10 — LONG-TERM BORROWINGS

The following table presents the carrying value of outstanding long-term borrowings:

(dollars in millions)	December 31, 2014			December 31, 2013
	CIT Group Inc.	Subsidiaries	Total	Total
Senior unsecured(1)	$11,932.4	$–	$11,932.4	$12,531.6
Secured borrowings	–	6,523.4	6,523.4	5,952.9
Total Long-term Borrowings	$11,932.4	$6,523.4	$18,455.8	$18,484.5

(1)	Senior Unsecured Notes at December 31, 2014 were comprised of $8,243.5 million of Unsecured Notes, $3,650.0 million of Series C Notes and $38.9 million of other unsecured debt.

The following table summarizes contractual maturities, which excludes original issue discounts and FSA discounts, of total long-term borrowings outstanding:

Contractual Maturities – Long-term Borrowings (dollars in millions)

	2015	2016	2017	2018	2019	Thereafter	Contractual Maturities
Senior unsecured	$1,200.0	$–	$3,000.0	$2,200.0	$2,750.0	$2,801.4	$11,951.4
Secured borrowings	1,853.3	1,125.8	893.2	626.1	466.8	1,548.8	6,514.0
	$3,053.3	$1,125.8	$3,893.2	$2,826.1	$3,216.8	$4,350.2	$18,465.4

On February 15, 2015, the Company repaid the maturing senior unsecured notes.

Unsecured

Revolving Credit Facility

There were no outstanding borrowings under the Revolving Credit Facility at December 31, 2014 and 2013. The amount available to draw upon at December 31, 2014 was approximately $1.4 billion, with the remaining amount of approximately $0.1 billion being utilized for issuance of letters of credit.

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

Item 8:  Financial Statements and Supplementary Data

114    CIT ANNUAL REPORT 2014

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior Unsecured Notes

Senior unsecured notes include notes issued under the “shelf” registration filed in March 2012 that was scheduled to mature in the first quarter of 2015, and Series C Unsecured Notes. In January 2015, we filed a new shelf that expires in January 2018. The notes filed under the shelf registration rank equal in right of payment with the Series C Unsecured Notes and the Revolving Credit Facility.

The following tables present the principal amounts of Senior Unsecured Notes issued under the Company’s shelf registration and Series C Unsecured Notes by maturity date.

Senior Unsecured Notes (dollars in millions)

Maturity Date	Rate (%)	Date of Issuance	Par Value
February 2015*	4.750%	February 2012	1,200.0
May 2017	5.000%	May 2012	1,250.0
August 2017	4.250%	August 2012	1,750.0
March 2018	5.250%	March 2012	1,500.0
April 2018*	6.625%	March 2011	700.0
February 2019*	5.500%	February 2012	1,750.0
February 2019	3.875%	February 2014	1,000.0
May 2020	5.375%	May 2012	750.0
August 2022	5.000%	August 2012	1,250.0
August 2023	5.000%	August 2013	750.0
Weighted average and total	4.99%		$11,900.0

*	Series C Unsecured Notes

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

Secured Borrowings

At December 31, 2014, the secured borrowings had a weighted average interest rate of 3.10%, which ranged from 0.24% to 6.15% with maturities ranging from 2015 through 2028. Set forth below are borrowings and pledged assets, which are primarily owned by consolidated variable interest entities. Creditors of these entities received ownership and/or security interests in the assets. These entities are intended to be bankruptcy remote so that such assets are not available to creditors of CIT or any affiliates of CIT until and unless the related secured borrowings have been fully discharged. These transactions do not meet accounting requirements for sales treatment and are recorded as secured borrowings.

Secured Borrowings and Pledged Assets Summary(1)(2) (dollars in millions)

	December 31, 2014			December 31, 2013
	Secured Borrowing	Pledged Assets		Secured Borrowing	Pledged Assets
Rail(3)	$1,179.7	$1,575.7		$931.0	$1,163.1
Aerospace(3)	2,411.7	3,914.4		2,366.1	4,126.7
International Finance	545.0	730.6		583.5	748.1
Subtotal – Transportation & International Finance	4,136.4	6,220.7		3,880.6	6,037.9
Corporate Finance	129.7	141.6		320.2	447.4
Commercial Services	334.7	1,644.6		334.7	1,453.2
Equipment Finance	1,797.6	2,352.8		1,227.3	1,499.7
Real Estate Finance	125.0	168.0		–	–
Subtotal – North American Commercial Finance	2,387.0	4,307.0		1,882.2	3,400.3
Small Business Loan – Non-Strategic Portfolios	–	–		190.1	220.1
Total	$6,523.4	$10,527.7	(2)	$5,952.9	$9,658.3

(1)	As part of our liquidity management strategy, the Company pledges assets to secure financing transactions (which include securitizations), and for other purposes as required or permitted by law while CIT Bank also pledges assets to secure borrowings from the FHLB and FRB.

(2)	At December 31, 2014, we had pledged assets (including collateral for the FRB discount window not in the table above) of $12.3 billion, which included $6.3 billion of loans, $4.8 billion of operating lease equipment (including amounts held for sale), $1.0 billion of cash and $0.2 billion of investment securities.

(3)	At December 31, 2014, the GSI TRS related borrowings and pledged assets, respectively, of $1.2 billion and $1.8 billion were included in Transportation & International Finance. The GSI TRS is described in Note 11 — Derivative Financial Instruments.

CIT ANNUAL REPORT 2014    115

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

NOTE 11 — DERIVATIVE FINANCIAL INSTRUMENTS

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

See Note 1 — Business and Summary of Significant Accounting Policies for further description of its derivative transaction policies.

The following table presents fair values and notional values of derivative financial instruments:

Fair and Notional Values of Derivative Financial Instruments(1) (dollars in millions)

	December 31, 2014			December 31, 2013
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount(2)	Asset Fair Value	Liability Fair Value
Qualifying Hedges
Cross currency swaps – net investment hedges	$–	$–	$–	$47.1	$1.1	$–
Foreign currency forward contracts – cash flow hedges	–	–	–	3.8	–	(0.3)
Foreign currency forward contracts – net investment hedges	1,193.1	74.7	–	1,436.8	11.8	(23.8)
Total Qualifying Hedges	1,193.1	74.7	–	1,487.7	12.9	(24.1)
Non-Qualifying Hedges
Cross currency swaps	–	–	–	131.8	6.3	–
Interest rate swaps	1,902.0	15.2	(23.1)	1,386.0	5.7	(25.4)
Written options	2,711.5	–	(2.7)	566.0	–	(1.0)
Purchased options	948.4	0.8	–	816.8	1.2	–
Foreign currency forward contracts	2,028.8	77.2	(12.0)	1,979.9	23.4	(50.8)
Total Return Swap (TRS)	1,091.9	–	(24.5)	485.2	–	(9.7)
Equity Warrants	1.0	0.1	–	1.0	0.8	–
Total Non-qualifying Hedges	8,683.6	93.3	(62.3)	5,366.7	37.4	(86.9)
Total Hedges	$9,876.7	$168.0	$(62.3)	$6,854.4	$50.3	$(111.0)

(1)	Presented on a gross basis.

Item 8:  Financial Statements and Supplementary Data

116    CIT ANNUAL REPORT 2014

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

The aggregate “notional amounts” of the total return swaps of $1,091.9 million at December 31, 2014 and $485.2 million at December 31, 2013 represent the aggregate unused portions under the CFL and BV facilities and constitute derivative financial instruments. These notional amounts are calculated as the maximum aggregate facility commitment amounts, currently $2,125.0 million, less the aggregate actual adjusted qualifying borrowing base outstanding of $1,033.1 million at December 31, 2014 and $1,639.8 million at December 31, 2013 under the facilities. The notional amounts of the derivatives will increase as the adjusted qualifying borrowing base decreases due to repayment of the underlying asset-backed securities (ABS) to investors. If CIT funds additional ABS under the facilities, the aggregate adjusted qualifying borrowing base of the total return swaps will increase and the notional amount of the derivatives will decrease accordingly.

In April 2014, the Company sold its student loan assets and extinguished the debt of $787 million, which was secured by these loans. This debt secured reference obligations under the TRS. The extinguishment of the debt was the primary cause of the increase of the notional amount related to the TRS.

Valuation of the derivatives related to the GSI facilities is based on several factors using a discounted cash flow (DCF) methodology, including:

-	CIT’s funding costs for similar financings based on current market conditions;

-	Forecasted usage of the long-dated facilities through the final maturity date in 2028; and

-	Forecasted amortization, due to principal payments on the underlying ABS, which impacts the amount of the unutilized portion.

Based on the Company’s valuation, a liability of $25 million and $10 million was recorded at December 31, 2014 and 2013, respectively. The change in value is recorded in Other Income in the Consolidated Statements of Operations.

Impact of Collateral and Netting Arrangements on the Total Derivative Portfolio

The following tables present a summary of our derivative portfolio, which includes the gross amounts of recognized financial assets and liabilities; the amounts offset in the consolidated balance sheet; the net amounts presented in the consolidated balance sheet; the amounts subject to an enforceable master netting arrangement or similar agreement that were not included in the offset amount above, and the amount of cash collateral received or pledged. Substantially all of the derivative transactions are under an International Swaps and Derivatives Association (“ISDA”) agreement.

Offsetting of Derivative Assets and Liabilities (dollars in millions)

				Gross Amounts not offset in the Consolidated Balance Sheet
	Gross Amount of Recognized Assets (Liabilities)	Gross Amount Offset in the Consolidated Balance Sheet	Net Amount Presented in the Consolidated Balance Sheet	Derivative Financial Instruments(1)	Cash Collateral Pledged/ (Received)(1)(2)	Net Amount
December 31, 2014
Derivative assets	$168.0	$–	$168.0	$(13.6)	$(137.3)	$17.1
Derivative liabilities	(62.3)	–	(62.3)	13.6	8.7	(40.0)
December 31, 2013
Derivative assets	$50.3	$–	$50.3	$(33.4)	$(5.0)	$11.9
Derivative liabilities	(111.0)	–	(111.0)	33.4	41.0	(36.6)

(1)	The Company’s derivative transactions are governed by ISDA agreements that allow for net settlements of certain payments as well as offsetting of all contracts (“Derivative Financial Instruments”) with a given counterparty in the event of bankruptcy or default of one of the two parties to the transaction. We believe our ISDA agreements meet the definition of a master netting arrangement or similar agreement for purposes of the above disclosure. In conjunction with the ISDA agreements, the Company has entered into collateral arrangements with its counterparties which provide for the exchange of cash depending on the change in the market valuation of the derivative contracts outstanding. Such collateral is available to be applied in settlement of the net balances upon an event of default by one of the counterparties.

(2)	Collateral pledged or received is included in Other assets or Other liabilities, respectively.

CIT ANNUAL REPORT 2014    117

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the impact of derivatives on the statements of operations:

Derivative Instrument Gains and Losses (dollars in millions)

		Years Ended December 31,
Contract Type	Gain / (Loss) Recognized	2014	2013	2012
Qualifying Hedges
Foreign currency forward contracts – cash flow hedges	Other income	$–	$0.7	$1.1
Total Qualifying Hedges		–	0.7	1.1
Non Qualifying Hedges
Cross currency swaps	Other income	4.1	11.5	(10.5)
Interest rate swaps	Other income	7.2	19.1	1.2
Interest rate options	Other income	(2.4)	–	(0.7)
Foreign currency forward contracts	Other income	118.1	(12.1)	(23.7)
Equity warrants	Other income	(0.7)	0.8	(0.3)
Total Return Swap (TRS)	Other income	(14.8)	(3.9)	(5.8)
Total Non-qualifying Hedges		111.5	15.4	(39.8)
Total derivatives – income statement impact		$111.5	$16.1	$(38.7)

The following table presents the changes in AOCI relating to derivatives:

Changes in AOCI Relating to Derivatives (dollars in millions)

Contract Type	Derivatives- effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly to income	Total income statement impact	Derivatives- effective portion recorded in OCI	Total change in OCI for period
Year Ended December 31, 2014
Foreign currency forward contracts – cash flow hedges	$–	$–	$–	$0.2	$0.2
Foreign currency forward contracts – net investment hedges	(18.1)	–	(18.1)	111.1	129.2
Cross currency swaps – net investment hedges	–	–	–	1.1	1.1
Total	$(18.1)	$–	$(18.1)	$112.4	$130.5
Year Ended December 31, 2013
Foreign currency forward contracts – cash flow hedges	$0.7	$–	$0.7	$0.6	$(0.1)
Foreign currency forward contracts – net investment hedges	(7.7)	–	(7.7)	5.8	13.5
Cross currency swaps – net investment hedges	(0.1)	–	(0.1)	10.0	10.1
Total	$(7.1)	$–	$(7.1)	$16.4	$23.5
Year Ended December 31, 2012
Foreign currency forward contracts – cash flow hedges	$1.1	$–	$1.1	$1.7	$0.6
Foreign currency forward contracts – net investment hedges	(4.1)	–	(4.1)	(59.4)	(55.3)
Cross currency swaps – net investment hedges	–	–	–	(12.9)	(12.9)
Total	$(3.0)	$–	$(3.0)	$(70.6)	$(67.6)

Item 8:  Financial Statements and Supplementary Data

118    CIT ANNUAL REPORT 2014

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — OTHER LIABILITIES

The following table presents components of other liabilities:

Other Liabilities (dollars in millions)

	December 31, 2014	December 31, 2013
Equipment maintenance reserves	$960.4	$904.2
Accrued expenses and accounts payable	478.3	478.1
Security and other deposits	368.0	227.4
Current taxes payable and deferred taxes	319.1	179.8
Accrued interest payable	243.7	247.1
Valuation adjustment relating to aerospace commitments	121.2	137.5
Other(1)	398.1	490.2
Total other liabilities	$2,888.8	$2,664.3

(1)	Other consists of other taxes, property tax liabilities and other miscellaneous liabilities.

NOTE 13 — FAIR VALUE

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

The Company characterizes inputs in the determination of fair value according to the fair value hierarchy. The fair value of the Company’s assets and liabilities where the measurement objective specifically requires the use of fair value are set forth in the tables below:

Assets and Liabilities Measured at Fair Value on a Recurring Basis (dollars in millions)

	Total	Level 1	Level 2	Level 3
December 31, 2014
Assets
Debt Securities AFS	$1,116.5	$212.3	$904.2	$–
Equity Securities AFS	14.0	14.0	–	–
Trading assets at fair value – derivatives	93.3	–	93.3	–
Derivative counterparty assets at fair value	74.7	–	74.7	–
Total	$1,298.5	$226.3	$1,072.2	$–
Liabilities
Trading liabilities at fair value – derivatives	$(62.3)	$–	$(35.7)	$(26.6)
Derivative counterparty liabilities at fair value	–	–	–	–
Total	$(62.3)	$–	$(35.7)	$(26.6)
December 31, 2013
Assets
Debt Securities AFS	$1,487.8	$675.9	$811.9	$–
Equity Securities AFS	13.7	13.7	–	–
Trading assets at fair value – derivatives	37.4	–	37.4	–
Derivative counterparty assets at fair value	12.9	–	12.9	–
Total	$1,551.8	$689.6	$862.2	$–
Liabilities
Trading liabilities at fair value – derivatives	$(86.9)	$–	$(77.2)	$(9.7)
Derivative counterparty liabilities at fair value	(24.1)	–	(24.1)	–
Total	$(111.0)	$–	$(101.3)	$(9.7)

CIT ANNUAL REPORT 2014    119

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents financial instruments for which a non-recurring change in fair value has been recorded:

Assets Measured at Fair Value on a Non-recurring Basis (dollars in millions)

		Fair Value Measurements at Reporting Date Using:
	Total	Level 1	Level 2	Level 3	Total Gains and (Losses)
Assets
December 31, 2014
Assets Held for Sale	$949.6	$–	$–	$949.6	$(73.6)
Impaired loans	13.2	–	–	13.2	(4.9)
Total	$962.8	$–	$–	$962.8	$(78.5)
December 31, 2013
Assets Held for Sale	$731.1	$–	$–	$731.1	$(59.4)
Impaired loans	18.5	–	–	18.5	(1.6)
Total	$749.6	$–	$–	$749.6	$(61.0)

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

Level 3 Gains and Losses

The tables below set forth a summary of changes in the estimated fair value of the Company’s Level 3 financial assets and liabilities measured on a recurring basis:

Changes in Fair Value of Level 3 Financial Assets and Liabilities Measured on a Recurring Basis (dollars in millions)

Total (all derivatives)
December 31, 2012	$(5.8)
Gains or losses realized/unrealized included in Other Income(1)	(3.9)
December 31, 2013	(9.7)
Gains or losses realized/unrealized included in Other Income(1)	(16.9)
December 31, 2014	$(26.6)

(1)	Valuation of the derivatives related to the GSI facilities and written options on certain CIT Bank CDs.

Item 8:  Financial Statements and Supplementary Data

120    CIT ANNUAL REPORT 2014

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying and estimated fair values of financial instruments presented below exclude leases and certain other assets and liabilities, which are not required for disclosure.

Financial Instruments (dollars in millions)

	December 31, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Derivative assets at fair value – non-qualifying hedges	$93.3	$93.3	$37.4	$37.4
Derivative counterparty assets at fair value	74.7	74.7	12.9	12.9
Assets held for sale (excluding leases)	67.0	67.2	415.2	416.4
Loans (excluding leases)(1)	14,379.5	14,076.2	13,955.5	14,017.7
Securities purchased under agreements to resell	650.0	650.0	–	–
Investment securities	1,550.3	1,558.3	2,630.7	2,629.2
Other assets subject to fair value disclosure and unsecured counterparty receivables(2)	886.2	886.2	586.5	586.5
Liabilities
Deposits(3)	(15,891.4)	(16,105.7)	(12,565.0)	(12,751.9)
Derivative liabilities at fair value – non-qualifying hedges	(62.3)	(62.3)	(86.9)	(86.9)
Derivative counterparty liabilities at fair value	–	–	(24.1)	(24.1)
Long-term borrowings(3)	(18,657.9)	(19,244.4)	(18,693.1)	(19,340.8)
Credit balances of factoring clients(1)	(1,622.1)	(1,622.1)	(1,336.1)	(1,336.1)
Other liabilities subject to fair value disclosure(4)	(2,066.8)	(2,066.8)	(1,919.1)	(1,919.1)

(1)	At December 31, 2014, the credit balances of factoring clients, which was previously reflected as an offset to "Loans", is separately disclosed in the Liabilities section of the table above and utilize Level 3 inputs. A corresponding reclassification was made to 2013 classification to conform to the current year presentation.

(2)	Other assets subject to fair value disclosure primarily include accrued interest receivable and miscellaneous receivables. These assets have carrying values that approximate fair value generally due to the short-term nature and are classified as level 3. The unsecured counterparty receivables primarily consist of amounts owed to CIT from GSI for debt discount, return of collateral posted to GSI and settlements resulting from market value changes to asset-backed securities underlying the GSI Facilities.

(3)	Deposits and long-term borrowings include accrued interest, which is included in “Other liabilities” in the Balance Sheet.

(4)	Other liabilities subject to fair value disclosure include accounts payable, accrued liabilities, customer security and maintenance deposits and miscellaneous liabilities. The fair value of these approximate carrying value and are classified as level 3.

Assumptions used to value financial instruments are set forth below:

Derivatives – The estimated fair values of derivatives were calculated internally using observable market data and represent the net amount receivable or payable to terminate, taking into account current market rates, which represent Level 2 inputs, except for the TRS derivative and written options on certain CIT Bank CDs that utilized Level 3 inputs. See Note 11 — Derivative Financial Instruments for notional principal amounts and fair values.

Assets held for sale – Assets held for sale are recorded at the lower of cost or fair value on the balance sheet. Most of the assets are subject to a binding contract, current letter of intent or other third-party valuation, which are Level 3 inputs. For the remaining assets, the fair value is generally determined using internally generated valuations or discounted cash flow analysis, which are considered Level 3 inputs. Commercial loans are generally valued individually, while small-ticket commercial loans are valued on an aggregate portfolio basis.

Loans – Of the loan balance above, approximately $1.6 billion and $1.3 billion at December 31, 2014 and 2013, respectively, was valued using Level 2 inputs. As there is no liquid secondary market for the other loans in the Company’s portfolio, the fair value is estimated based on discounted cash flow analyses which use Level 3 inputs at both December 31, 2014 and 2013. In addition to the characteristics of the underlying contracts, key inputs to the analysis include interest rates, prepayment rates, and credit spreads. For the commercial loan portfolio, the market based credit spread inputs are derived from instruments with comparable credit risk characteristics obtained from independent third party vendors. As these Level 3 unobservable inputs are specific to individual loans / collateral types, management does not believe that sensitivity analysis of individual inputs is meaningful, but rather that sensitivity is more meaningfully assessed through the evaluation of aggregate carrying values of the loans. The fair value of loans at December 31, 2014 was $14.1 billion, which is 97.9% of carrying value. The fair value of loans at December 31, 2013 was $14.0 billion, which was 100.4% of carrying value.

Impaired Loans – The value of impaired loans is estimated using the fair value of collateral (on an orderly liquidation basis) if the loan is collateralized, or the present value of expected cash flows utilizing the current market rate for such loan. As these Level 3 unobservable inputs are specific to individual loans / collateral types, management does not believe that sensitivity analysis of individual inputs is meaningful, but rather that sensitivity is more meaningfully assessed through the evaluation of aggregate carrying values of impaired loans relative to contractual amounts owed (unpaid principal balance or “UPB”) from customers. As of December 31, 2014, the UPB related to impaired loans, including loans for which the Company is applying the income recognition and disclosure guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality), totaled $85.3 million. Including related allowances, these loans are carried at $45.1 million, or 53% of UPB. Of these amounts, $29.2 million and $21.2 million of UPB and carrying value relate to loans with no specific allowance. The difference between UPB and carrying value reflects cumulative charge-offs on accounts remaining in process of collection, FSA discounts and allowances. See Note 3 — Loans for more information.

CIT ANNUAL REPORT 2014    121

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Long-term borrowings – Unsecured debt of approximately $12.0 billion par value and secured borrowings of approximately $3.3 billion par value at December 31, 2014 and unsecured debt of approximately $12.6 billion par value and secured borrowings of approximately $2.4 billion par value at December 31, 2013, were valued using market inputs, which are Level 2 inputs. Where market estimates were not available for approximately $3.2 billion and $3.6 billion par value at December 31, 2014 and 2013, respectively, values were estimated using a discounted cash flow analysis with a discount rate approximating current market rates for issuances by CIT of similar term debt, which are Level 3 inputs.

At December 31, 2013, the Company had considered approximately $12.6 billion par value of unsecured borrowings to be valued using Level 1 inputs. At year-end 2014, the Company determined the market liquidity for our unsecured debt does not constitute an active market in the context of measuring fair value, and that the market inputs used to estimate fair value should result in our unsecured debt being classified as Level 2. The Company has revised the previous presentation of the fair value measurement of unsecured borrowings in the information presented above for this immaterial error.

See Note 1 – Business and Summary of Significant Accounting Policies for further description of the Company’s Fair Value policies.

NOTE 14 — STOCKHOLDERS’ EQUITY

A roll forward of common stock activity is presented in the following table.

Number of Shares of Common Stock

	Issued	Less Treasury	Outstanding
Common Stock – December 31, 2012	201,283,063	(414,261)	200,868,802
Restricted stock issued	873,842	–	873,842
Repurchase of common stock	–	(4,006,941)	(4,006,941)
Shares held to cover taxes on vesting restricted shares and other	–	(357,442)	(357,442)
Employee stock purchase plan participation	25,490	–	25,490
Common Stock – December 31, 2013	202,182,395	(4,778,644)	197,403,751
Restricted stock issued	913,399	–	913,399
Repurchase of common stock	–	(17,067,648)	(17,067,648)
Shares held to cover taxes on vesting restricted shares and other	–	(360,424)	(360,424)
Employee stock purchase plan participation	31,497	–	31,497
Common Stock – December 31, 2014	203,127,291	(22,206,716)	180,920,575

We declared and paid dividends totaling $0.50 per common share during 2014. We declared and paid a $0.10 cash dividend on our common stock during the 2013 fourth quarter. No other dividends were declared or paid in 2013.

Accumulated Other Comprehensive Income/(Loss)

Total comprehensive income was $1,069.7 million for the year ended December 31, 2014, versus $679.8 million for the year ended December 31, 2013 and a comprehensive loss of $587.4 million for the year ended December 31, 2012, including accumulated other comprehensive loss of $133.9 million and $73.6 million at December 2014 and 2013, respectively.

The following table details the components of Accumulated Other Comprehensive Loss, net of tax:

Components of Accumulated Other Comprehensive Income (Loss) (dollars in millions)

	December 31, 2014			December 31, 2013
	Gross Unrealized	Income Taxes	Net Unrealized	Gross Unrealized	Income Taxes	Net Unrealized
Changes in benefit plan net gain/(loss) and prior service (cost)/credit	$(58.7)	$0.2	$(58.5)	$(24.3)	$0.2	$(24.1)
Foreign currency translation adjustments	(75.4)	–	(75.4)	(49.4)	–	(49.4)
Changes in fair values of derivatives qualifying as cash flow hedges	–	–	–	(0.2)	–	(0.2)
Unrealized net gains (losses) on available for sale securities	–	–	–	0.2	(0.1)	0.1
Total accumulated other comprehensive loss	$(134.1)	$0.2	$(133.9)	$(73.7)	$0.1	$(73.6)

Item 8:  Financial Statements and Supplementary Data

122    CIT ANNUAL REPORT 2014

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table details the changes in the components of Accumulated Other Comprehensive Income (Loss).

Accumulated Other Comprehensive Income (Loss) (dollars in millions)

	Changes in benefit plan net gain (loss) and prior service (cost) credit	Foreign currency translation adjustments	Unrealized net gains (losses) on available for sale securities	Changes in fair values of derivatives qualifying as cash flow hedges	Total accumulated other comprehensive income (loss) (”AOCI“)
Balance as of December 31, 2012	$(43.1)	$(36.6)	$2.1	$(0.1)	$(77.7)
AOCI activity before reclassifications	19.2	(21.2)	(2.8)	0.6	(4.2)
Amounts reclassed from AOCI	(0.2)	8.4	0.8	(0.7)	8.3
Net current period AOCI	19.0	(12.8)	(2.0)	(0.1)	4.1
Balance as of December 31, 2013	$(24.1)	$(49.4)	$0.1	$(0.2)	$(73.6)
AOCI activity before reclassifications	(42.5)	(41.8)	(0.6)	0.2	(84.7)
Amounts reclassed from AOCI	8.1	15.8	0.5	–	24.4
Net current period AOCI	(34.4)	(26.0)	(0.1)	0.2	(60.3)
Balance as of December 31, 2014	$(58.5)	$(75.4)	$–	$–	$(133.9)

Other Comprehensive Income/(Loss)

The amounts included in the Statement of Comprehensive Income (Loss) are net of income taxes.

The changes in benefit plans net gain/(loss) and prior service (cost)/credit reclassification adjustments impacting net income was $(8.1) million in 2014, $0.2 million for 2013 and $1.4 million for 2012. The change in income taxes associated with changes in benefit plans net gain/(loss) and prior service (cost)/credit was insignificant for 2014 and 2013, and was $0.2 million for 2012.

Foreign currency translation reclassification adjustments impacting net income were $15.8 million for 2014, $8.4 million for 2013 and none for 2012. There were no income taxes associated with foreign currency translation adjustments for 2014, 2013 and 2012.

Reclassification adjustments impacting net income for unrealized gains (losses) on available for sale securities were $0.5 million in 2014, $0.8 million in 2013 and not significant for 2012. The change in income taxes associated with net unrealized gains on available for sale securities was $0.2 million for 2014, $1.3 million for 2013, and $(1.0) million for 2012.

Reclassification adjustments impacting net income related to changes in fair value of derivatives qualifying as cash flow hedges were not significant for 2014, 2013 and 2012. There were no income taxes associated with changes in fair values of derivatives qualifying as cash flow hedges for 2014, 2013 and 2012.

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

	Years Ended December 31,
	2014			2013
	Gross Amount	Tax	Net Amount	Gross Amount	Tax	Net Amount
Changes in benefit plan net gain/(loss) and prior service (cost)/credit
Gains (Losses)	$8.1	$–	$8.1	$(0.2)	$–	$(0.2)
Foreign currency translation adjustments
Gains (Losses)	15.8	–	15.8	8.4	–	8.4
Net unrealized gains (losses) on available for sale securities
Gains (Losses)	0.8	(0.3)	0.5	1.3	(0.5)	0.8
Changes in fair value of derivatives qualifying as cash flow hedges
Gains (Losses)	–	–	–	(0.7)	–	(0.7)
Total Reclassifications out of AOCI	$24.7	$(0.3)	$24.4	$8.8	$(0.5)	$8.3

CIT ANNUAL REPORT 2014    123

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — REGULATORY CAPITAL

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

The calculation of the Company’s regulatory capital ratios are subject to review and consultation with the FRB, which may result in refinements to amounts reported at December 31, 2014.

Tier 1 Capital and Total Capital Components (dollars in millions)

	CIT		CIT Bank
Tier 1 Capital	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Total stockholders’ equity(1)	$9,068.9	$8,838.8	$2,716.4	$2,596.6
Effect of certain items in accumulated other comprehensive loss excluded from Tier 1 Capital and qualifying noncontrolling interest	53.0	24.2	(0.2)	–
Adjusted total equity	9,121.9	8,863.0	2,716.2	2,596.6
Less: Goodwill(2)	(571.3)	(338.3)	(167.8)	–
Disallowed deferred tax assets	(416.8)	(26.6)	–	–
Disallowed intangible assets(2)	(25.7)	(20.3)	(12.1)	–
Investment in certain subsidiaries	(36.7)	(32.3)	–	–
Other Tier 1 components(3)	(4.1)	(6.0)	–	–
Tier 1 Capital	8,067.3	8,439.5	2,536.3	2,596.6
Tier 2 Capital
Qualifying allowance for credit losses and other reserves(4)	381.8	383.9	245.1	193.6
Less: Investment in certain subsidiaries	(36.7)	(32.3)	–	–
Other Tier 2 components(5)	–	0.1	0.1	–
Total qualifying capital	$8,412.4	$8,791.2	$2,781.5	$2,790.2
Risk-weighted assets	$55,480.9	$50,571.2	$19,552.3	$15,451.9
Total Capital (to risk-weighted assets):
Actual	15.2%	17.4%	14.2%	18.1%
Required Ratio for Capital Adequacy Purposes to be well capitalized	10.0%	10.0%	10.0%	10.0%
Tier 1 Capital (to risk-weighted assets):
Actual	14.5%	16.7%	13.0%	16.8%
Required Ratio for Capital Adequacy Purposes to be well capitalized	6.0%	6.0%	6.0%	6.0%
Tier 1 Leverage Ratio:
Actual	17.4%	18.1%	12.2%	16.9%
Required Ratio for Capital Adequacy Purposes	4.0%	4.0%	5.0%	5.0%

(1)	See Consolidated Balance Sheets for the components of Total stockholders’ equity.

(2)	Goodwill and disallowed intangible assets adjustments also reflect the portion included within assets held for sale.

(3)	Includes the Tier 1 capital charge for nonfinancial equity investments and the Tier 1 capital deduction for net unrealized losses on available-for-sale marketable securities (net of tax).

(4)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit, and deferred purchase agreements, all of which are recorded in Other Liabilities.

(5)	Banking organizations are permitted to include in Tier 2 Capital up to 45% of net unrealized pretax gains on available-for-sale equity securities with readily determinable fair values.

The change in common stockholders’ equity from December 31, 2013 was primarily driven by net income, including the benefit of the partial reversal of the valuation allowance on the deferred tax asset, less the impact of share repurchases and dividends. In addition to the changes in common stockholders’ equity, regulatory capital was negatively affected by certain adjustments. During 2014, the primary changes to these balances included the noted partial reversal of the valuation allowance on the deferred

Item 8:  Financial Statements and Supplementary Data

124    CIT ANNUAL REPORT 2014

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

tax asset and increase to goodwill and intangible assets. The reversals benefited net income and stockholders’ equity but had minimal impact on our regulatory capital ratios as the majority of the deferred tax asset balance is disallowed for regulatory capital purposes. The increase in goodwill and intangible assets was due to the acquisitions of Direct Capital and Nacco and is also disallowed for regulatory capital purposes.

Effective January 1, 2015, CIT became subject to the risk-based capital guidelines that are based upon the Basel Committee’s final framework for strengthening capital and liquidity regulation, which was released in December 2010 and revised in June 2011 (Basel III). As it currently applies to CIT, the Basel III Final Rule: (i) introduces a new capital measure called “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandates that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expands the scope of the deductions from and adjustments to capital as compared to existing regulations. The Basel III Final Rule also prescribed a new approach for risk weightings that follow the Standardized approach, which applies to CIT. This approach expands the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories, depending on the nature of the exposure, (ranging from 0% for U.S. government and agency securities, to as high as 1,250% for such exposures as credit-enhancing interest-only strips or unsettled security/commodity transactions.). Finally, the Basel III Final Rule established new minimum capital ratios for CET1, Tier 1 capital, and Total capital of 4.5%, 6.0% and 8.0%, respectively. The Basel III Final Rule also introduces a new “capital conservation buffer”, composed entirely of CET1, on top of these minimum risk-weighted asset ratios, The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. This buffer will be implemented beginning January 1, 2016 at the 0.625% level and increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019. Based on our current capital structure, the overall impact on the capital ratios for CIT and the Bank are expected to minimal.

NOTE 16 — EARNINGS PER SHARE

The reconciliation of the numerator and denominator of basic EPS with that of diluted EPS is presented below:

Earnings Per Share (dollars in millions, except per share amounts; shares in thousands)

	Years Ended December 31,
	2014	2013	2012
Earnings / (Loss)
Net income (loss) from continuing operations	$1,077.5	$644.4	$(535.8)
Net Income (loss) from discontinued operation	52.5	31.3	(56.5)
Net income (loss)	$1,130.0	$675.7	$(592.3)
Weighted Average Common Shares Outstanding
Basic shares outstanding	188,491	200,503	200,887
Stock-based awards(1)	972	1,192	–
Diluted shares outstanding	189,463	201,695	200,887
Basic Earnings Per common share data
Income (loss) from continuing operations	$5.71	$3.21	$(2.67)
Income (loss) from discontinued operation	0.28	0.16	(0.28)
Basic income (loss) per common share	$5.99	$3.37	$(2.95)
Diluted Earnings Per common share data
Income (loss) from continuing operations	$5.69	$3.19	$(2.67)
Income (loss) from discontinued operation	0.27	0.16	(0.28)
Diluted income (loss) per common share	$5.96	$3.35	$(2.95)

(1)	Represents the incremental shares from in-the-money non-qualified restricted stock awards, performance shares, and stock options. Weighted average restricted shares, performance shares and options that were out-of-the money and excluded from diluted earnings per share totaled 1.3 million, 1.1 million, and 1.5 million, for the December 31, 2014, 2013 and 2012 periods, respectively.

CIT ANNUAL REPORT 2014    125

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — NON-INTEREST INCOME

The following table sets forth the components of non-interest income:

Non-interest Income (dollars in millions)

	Years Ended December 31,
	2014	2013	2012
Rental income on operating leases	$2,093.0	$1,897.4	$1,900.8
Other Income:
Factoring commissions	120.2	122.3	126.5
Gains on sales of leasing equipment	98.4	130.5	117.6
Fee revenues	93.1	101.5	86.1
Gain on investments	39.0	8.2	40.2
Gains on loan and portfolio sales	34.3	48.8	162.3
Recoveries of loans charged off pre-emergence and loans charged off prior to transfer to held for sale	19.8	21.9	54.3
Counterparty receivable accretion	10.7	8.6	88.7
Gains (losses) on derivatives and foreign currency exchange	(37.8)	1.0	(5.7)
Impairment on assets held for sale	(100.7)	(124.0)	(115.1)
Other revenues	28.4	62.5	59.8
Total other income	305.4	381.3	614.7
Total non-interest income	$2,398.4	$2,278.7	$2,515.5

NOTE 18 — OTHER EXPENSES

The following table sets forth the components of other expenses:

Other Expenses (dollars in millions)

	Years Ended December 31,
	2014	2013	2012
Depreciation on operating lease equipment	$615.7	$540.6	$513.2
Maintenance and other operating lease expenses	196.8	163.1	139.4
Operating expenses:
Compensation and benefits	533.8	535.4	537.1
Technology	85.2	83.3	81.6
Professional fees	80.6	69.1	63.8
Net occupancy expense	35.0	35.3	36.1
Advertising and marketing	33.7	25.2	36.5
Provision for severance and facilities exiting activities	31.4	36.9	22.7
Other expenses(1)	142.1	185.0	116.2
Total operating expenses	941.8	970.2	894.0
Loss on debt extinguishments	3.5	–	61.2
Total other expenses	$1,757.8	$1,673.9	$1,607.8

(1)  2013 includes $50 million related to a tax settlement agreement with Tyco International Ltd.

Item 8:  Financial Statements and Supplementary Data

126    CIT ANNUAL REPORT 2014

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 — INCOME TAXES

The following table presents the U.S. and non-U.S. components of income (loss) before provision for income taxes:

Income (Loss) From Continuing Operations Before Provision for Income Taxes (dollars in millions)

	Years Ended December 31,
	2014	2013	2012
U.S.	$342.4	$374.2	$(1,004.3)
Non-U.S.	338.4	360.0	588.9
Income (loss) from continuing operations before provision for income taxes	$680.8	$734.2	$(415.4)

The provision for income taxes is comprised of the following:

Provision for Income Taxes (dollars in millions)

	Years Ended December 31,
	2014	2013	2012
Current federal income tax provision	$0.9	$0.1	$1.5
Deferred federal income tax provision (benefit)	(405.6)	18.9	9.5
Total federal income tax provision (benefit)	(404.7)	19.0	11.0
Current state and local income tax provision	6.9	6.0	16.1
Deferred state and local income tax provision (benefit)	2.1	1.0	(2.1)
Total state and local income tax provision	9.0	7.0	14.0
Total international income tax provision	1.2	66.5	108.8
Total provision (benefit) for income taxes	$(394.5)	$92.5	$133.8
Continuing operations	$(397.9)	$83.9	$116.7
Discontinued operation	3.4	8.6	17.1
Total provision (benefit) for income taxes	$(394.5)	$92.5	$133.8

CIT ANNUAL REPORT 2014    127

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation from the U.S. Federal statutory rate to the Company’s actual effective income tax rate is as follows:

Percentage of Pretax Income Years Ended December 31 (dollars in millions)

	Effective Tax Rate
	2014			2013			2012
	Pretax Income	Income tax expense (benefit)	Percent of pretax income	Pretax (loss)	Income tax expense (benefit)	Percent of pretax (loss)	Pretax income (loss)	Income tax expense (benefit)	Percent of pretax income
Continuing Operations
Federal income tax rate	$680.8	$238.3	35.0%	$734.2	$256.9	35.0%	$(415.4)	$(145.3)	35.0%
Increase (decrease) due to:
State and local income taxes, net of federal income tax benefit		9.0	1.3		6.2	0.8		13.5	(3.2)
Lower tax rates applicable to non-U.S. earnings		(99.7)	(14.6)		(97.1)	(13.2)		(152.9)	36.8
International income subject to U.S. tax		46.0	6.8		55.7	7.6		322.5	(77.7)
Unrecognized tax benefits		(269.2)	(39.5)		0.3	–		(227.8)	54.9
Deferred income taxes on international unremitted earnings		(7.8)	(1.2)		(24.7)	(3.4)		112.0	(27.0)
Valuation allowances		(313.3)	(46.0)		(100.6)	(13.7)		211.4	(50.9)
International tax settlements		(1.1)	(0.2)		(11.2)	(1.5)		–	–
Other		(0.1)	–		(1.6)	(0.2)		(16.7)	4.0
Effective Tax Rate – Continuing Operations		$(397.9)	(58.4)%		$83.9	11.4%		$116.7	(28.1)%
Discontinued Operation:
Federal income tax rate	$55.9	$19.6	35.0%	$39.9	$14.0	35.0%	$(39.4)	$(13.7)	35.0%
Increase (decrease) due to:
State and local income taxes, net of federal income tax benefit		(0.1)	(0.1)		0.7	1.7		0.5	(1.4)
Lower tax rates applicable to non-U.S. earnings		1.5	2.7		15.3	38.5		11.9	(30.3)
International income subject to U.S. tax		(2.7)	(4.7)		(17.9)	(44.9)		(17.4)	44.1
Valuation Allowances		(14.9)	(26.7)		(3.5)	(8.8)		35.8	(91.1)
Effective Tax Rate – Discontinued Operation		3.4	6.2%		8.6	21.5%		17.1	(43.7)%
Total Effective Tax Rate		$(394.5)	(53.5)%		$92.5	11.9%		$133.8	(29.4)%

Item 8:  Financial Statements and Supplementary Data

128    CIT ANNUAL REPORT 2014

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to deferred income tax assets and liabilities are presented below:

Components of Deferred Income Tax Assets and Liabilities (dollars in millions)

	December 31,
	2014	2013
Deferred Tax Assets:
Net operating loss (NOL) carry forwards	$2,837.0	$2,694.7
Loans and direct financing leases	48.5	166.4
Provision for credit losses	163.7	147.9
Accrued liabilities and reserves	91.7	97.2
FSA adjustments – aircraft and rail contracts	46.1	52.8
Other	145.3	114.0
Total gross deferred tax assets	3,332.3	3,273.0
Deferred Tax Liabilities:
Operating leases	(1,797.6)	(1,549.3)
International unremitted earnings	(162.0)	(168.5)
Debt	(3.6)	(97.7)
Goodwill and intangibles	(62.4)	(47.3)
Other	(29.0)	(71.4)
Total deferred tax liabilities	(2,054.6)	(1,934.2)
Total net deferred tax asset before valuation allowances	1,277.7	1,338.8
Less: Valuation allowances	(1,122.4)	(1,495.3)
Net deferred tax asset (liability) after valuation allowances	$155.3	$(156.5)

2009 Bankruptcy

CIT filed prepackaged voluntary petitions for relief under the U.S. bankruptcy Code on November 1, 2009 and emerged from bankruptcy on December 10, 2009. As a consequence of the bankruptcy, CIT realized cancellation of indebtedness income (“CODI”). The Internal Revenue Service Code generally requires CODI to be recognized and included in taxable income. However, if CODI is realized pursuant to a confirmed plan of reorganization, then CODI is not recognized in taxable income but instead reduces certain favorable tax attributes. CIT tax attribute reductions included a reduction to the Company’s federal net operating loss carry-forwards (“NOLs”) of approximately $4.3 billion and the tax bases in its assets of $2.8 billion.

CIT’s reorganization in 2009 constituted an ownership change under Section 382 of the Code, which placed an annual dollar limit on the use of the remaining pre-bankruptcy NOLs. Under the relief provision elected by the Company, Sec. 382(l)(6), the NOLs that the Company may use annually is limited to the product of a prescribed rate of return applied against the value of equity immediately after any ownership change. Based on a volume weighted average price (VWAP) determined by the Company’s market trading prices between December 10, 2009 and March 31, 2010, the Company’s usage of pre-bankruptcy NOLs will be limited to $264.7 million per annum. The change from the previous reported annual limit of $230 million, which was based on an equity value determined by the Company’s opening stock price on December 10, 2009, reflects adjustments to arrive at the VWAP method reported on the tax return and agreed to by the Internal Revenue Service (IRS) during the most recent audit examination. NOLs arising in post-emergence years are not subject to this limitation absent another ownership change as defined by the IRS for U.S. tax purposes.

Net Operating Loss Carry-forwards

As of December 31, 2014, CIT has deferred tax assets totaling $2.8 billion on its global NOLs. This includes a deferred tax asset of: (1) $2.0 billion relating to its cumulative U.S. federal NOLs of $5.7 billion, after the CODI reduction described in the paragraph above; (2) $416 million relating to cumulative state NOLs of $8.6 billion, and (3) $412 million relating to cumulative international NOLs of $3.0 billion.

Of the $5.7 billion U.S. federal NOLs, approximately $3.0 billion relates to the pre-emergence period subject to the Sec. 382 limitation discussed above, of which approximately $1.0 billion is no longer subject to the limitation. Domestic taxable income was modest for the current year, primarily due to accelerated tax depreciation on the operating lease portfolios. The net increase in the U.S. federal NOLs from the prior year balance of $5.2 billion is primarily attributable to favorable audit adjustments coming out of the most recent IRS audit examination including the resolution of an uncertain tax position relating to the amount of CODI and corresponding NOL carry-forward adjustment consequent to the 2009 Bankruptcy. The U.S. federal NOL’s will expire beginning in 2027 through 2033. $162 million of state NOLs will expire in 2015, and while most of the international NOLs have no expiration date, a small portion will expire over various periods, with an insignificant amount expiring in 2015.

CIT ANNUAL REPORT 2014    129

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to December 31, 2013, the Company had not previously recognized any tax benefit on its prior year U.S. federal and U.S. state NOLs and certain prior year international NOLs due to uncertainties related to its ability to realize its net deferred tax assets in the future. Due to these uncertainties, combined with the three years of cumulative losses by certain domestic and international reporting entities, the Company had concluded that it did not meet the criteria to recognize its net deferred tax assets, inclusive of the deferred tax assets related to the NOLs in these entities. Accordingly, the Company maintained a valuation allowance of $1.5 billion against its net deferred tax assets at December 31, 2013. Of the $1.5 billion valuation allowance, approximately $1.3 billion related to domestic reporting entities ($0.9 billion U.S. federal and $0.4 billion U.S. state) and $211 million related to international reporting entities.

The determination of whether or not to maintain the valuation allowances on certain reporting entities’ net deferred tax assets requires significant judgment and an analysis of all positive and negative evidence to determine whether it is more likely than not that these future benefits will be realized. ASC 740-10-30-18 states that “future realization of the tax benefit of an existing deductible temporary difference or NOL carry-forward ultimately depends on the existence of sufficient taxable income within the carryback and carry-forward periods available under the tax law.” As such, the Company has considered the following potential sources of taxable income in its assessment of a reporting entity’s ability to recognize its net deferred tax asset:

-	Taxable income in carryback years,

-	Future reversals of existing taxable temporary differences (deferred tax liabilities),

-	Prudent and feasible tax planning strategies, and

-	Future taxable income forecasts.

During the third quarter of 2014, management concluded that it was more likely than not that the Company will generate sufficient future taxable income within the applicable carry-forward periods to realize $375 million of its U.S. net federal deferred tax assets. This conclusion was reached after weighing all of the evidence and determining that the positive evidence outweighed the negative evidence. No discrete reduction to the valuation allowance related to the U.S. net state deferred tax assets or the capital loss carry-forwards was recorded in the fourth or any other quarter. In the U.S., the Company files a U.S. consolidated federal tax return, combined unitary state tax returns, and separate state tax returns in various jurisdictions. Thus, the tax reporting entity for U.S. federal tax purposes and U.S. state combined filing purposes is the “U.S. Affiliated Group”, while the reporting entities for the separate state income tax returns are select individual affiliated group members. The positive evidence supporting this conclusion is as follows:

-	The U.S. Affiliated Group transitioned into a 3-year (12 quarter) cumulative normalized income position in the third quarter, resulting in the Company’s ability to significantly increase the reliance on future taxable income forecasts.

-	Management’s long-term forecast of future U.S. taxable income supports partial utilization of the U.S. federal NOLs prior to their expiration.

-	The federal NOLs will not expire until 2027 through 2033.

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

For the U.S. state valuation allowance, the Company analyzed the state net operating loss carry-forwards for each reporting entity to determine the amounts that are expected to expire unused. Based on this analysis, it was determined that the existing valuation allowance was still required on the U.S. state deferred tax assets on net operating loss carry-forwards. Accordingly, no discrete adjustment was made to the U.S. State valuation allowance this quarter. The negative evidence supporting this conclusion is as follows:

-	Separate State filing entities remained in a three year cumulative loss.

-	State NOLs expiration periods vary in time and availability.

Additionally, during the current year, the Company reduced the U.S. federal and state valuation allowances in the normal course as the Company recognized U.S. taxable income. This taxable income reduced the deferred tax asset on NOLs, and, when combined with the increase in net deferred tax liabilities, which are mainly related to accelerated tax depreciation on the operating lease portfolios, resulted in a reduction of the valuation allowances. However, the Company retained a valuation allowance of $1.0 billion against its U.S. net deferred tax assets at December 31, 2014. Of the $1.0 billion domestic valuation allowance, approximately $0.7 billion is against the deferred tax asset on the U.S. federal NOLs and $0.3 billion is against the deferred tax asset on the U.S. state NOLs. The reduction in the valuation allowance from the prior year relates primarily to the realization of the above mentioned net deferred tax assets. However, the reduction was partially offset by an increase in the NOLs due to the aforementioned favorable IRS audit adjustments and the resolution of an uncertain tax position related to the computation of “CODI” which resulted in adjustments to the reported NOLs.

The ability to recognize the remaining deferred tax assets relating to the U.S. federal and state NOLs, and capital loss carry-forwards that continue to be subject to a valuation allowance will be evaluated on a quarterly basis to determine if there are any significant events that would affect our ability to utilize these deferred tax assets. If events are identified that affect our ability to utilize our deferred tax assets, the analysis will be updated to determine if any adjustments to the valuation allowances are required. Such events may include acquisitions that support the Company’s long-term business strategies while also enabling it to accelerate the utilization of its net operating losses, as evidenced by the acquisition of Direct Capital Corporation and the announced definitive agreement and plan of merger to acquire IMB Holdco LLC, the parent company of OneWest Bank N.A. (“OneWest Bank”).

The impact of the OneWest Bank transaction on the utilization of the Company’s NOLs cannot be considered in the Company’s forecast of future taxable income until the acquisition is consummated. The acquisition is expected to accelerate the utilization of the Company’s NOLs and therefore management anticipates it will reverse the remaining U.S. federal valuation allowance after

Item 8:  Financial Statements and Supplementary Data

130    CIT ANNUAL REPORT 2014

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consummation of the acquisition. The Company is currently evaluating the impact of the acquisition on the U.S. state NOLs and expects the acquisition to utilize some portion of these amounts which would cause a partial reduction to the U.S. state valuation allowance.

The Company maintained a valuation allowance of $141 million against the international reporting entities’ net deferred tax assets at December 31, 2014. The reduction from the prior year is primarily related to a $44 million valuation allowance reversal for one international reporting entity. During the fourth quarter of 2014, the Company concluded that it is more likely than not that this reporting entity will generate sufficient future taxable income within the indefinite NOL carry-forward period to utilize its net deferred tax asset. The future taxable income was driven by the receipt of favorable tax ruling, which confirmed that it could utilize its NOLs by generating taxable income through aircraft leasing.

In the evaluation process related to the net deferred tax assets of the Company’s other international reporting entities, uncertainties surrounding the international business plans, the recent international platform rationalizations, and the “cumulative losses in recent years” have made it challenging to reliably project future taxable income. The primary inputs for the forecast of future taxable income will continue to be identified as the business plans for the international operations evolve, and potential tax planning strategies are identified. Thus, as of this reporting period, the negative evidence continues to outweigh the positive evidence, and the Company continues to maintain a full valuation allowance on these entities’ net deferred tax assets.

Indefinite Reinvestment Assertion

In 2011, management decided to no longer assert its intent to indefinitely reinvest its international earnings, except for international subsidiaries in select jurisdictions. This decision was driven by events during the course of the year that culminated in Management’s conclusion that it may need to repatriate international earnings to address certain long-term investment and funding strategies. If the undistributed earnings of the select international subsidiaries were distributed, additional domestic and international income tax liabilities would result. However, it is not practicable to determine the amount of such taxes.

As of December 31, 2014, Management continues to maintain the position with regards to its assertion. During 2014, the Company increased its deferred tax liabilities for international withholding taxes by $0.5 million and reduced the domestic deferred income tax liabilities by $7.1 million. As of December 31, 2014, the Company has recorded $1.9 million for international withholding taxes and $160.1 million for domestic deferred income tax liabilities which represents the Company’s best estimate of the tax cost associated with the potential future repatriation of undistributed earnings of its international subsidiaries. The $160.1 million of cumulative deferred income taxes were offset by a corresponding adjustment to the domestic valuation allowance resulting in no impact to the income tax provision.

Liabilities for Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits (dollars in millions)

	Liabilities for Unrecognized Tax Benefits	Interest /Penalties	Grand Total
Balance at December 31, 2013	$320.1	$13.3	$333.4
Additions for tax positions related to current year	8.5	0.8	9.3
Additions for tax positions related to prior years	1.0	0.8	1.8
Income Tax Audit Settlements	(271.2)	(0.8)	(272.0)
Foreign currency revaluation	(4.7)	(0.8)	(5.5)
Balance at December 31, 2014	$53.7	$13.3	$67.0

During the year ended December 31, 2014, the Company recorded a net $266.4 million reduction on uncertain tax positions, including interest, penalties, and net of a $5.5 million decrease attributable to foreign currency revaluation. The majority of the net reduction related to prior years’ uncertain federal and state tax positions and primarily comprised of two items: 1) $270.4 million tax benefit associated with an uncertain tax position taken on a prior-year federal and state tax returns, on which the uncertainty no longer exists. 2) $8.8 million increase associated with an uncertain tax position taken on a pre-acquisition tax status filing position by Direct Capital. The $270.4 million tax benefit was fully offset by a corresponding increase to the domestic valuation allowance, while the $8.8 million increase was fully offset by corresponding decrease to goodwill included in the purchase price accounting adjustments related to the Direct Capital acquisition.

During the year ended December 31, 2014, the Company recognized zero net income tax expense relating to interest and penalties on its uncertain tax positions, net of a $0.8 million decrease attributable to foreign currency translation. As of December 31, 2014, the accrued liability for interest and penalties is $13.3 million. The Company recognizes accrued interest and penalties on unrecognized tax benefits in income tax expense.

The entire $53.7 million of unrecognized tax benefits at December 31, 2014 would lower the Company’s effective tax rate, if realized. The Company believes that the total unrecognized tax benefits may decrease, in the range of $10 to $15 million, due to the settlements of audits and the expiration of various statutes of limitations prior to December 31, 2015.

CIT ANNUAL REPORT 2014    131

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Tax Audits

During the fourth quarter of 2014, the Company substantially settled with the Internal Revenue Service on examinations for taxable years ending December 31, 2008 through December 31, 2010 and received the final Revenue Agent Report dated January 15, 2015. The tentative audit settlement resulted in no additional regular or alternative minimum tax liability due. A new IRS examination will commence this year for the taxable years ending December 31, 2011 through December 31, 2013.

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

The Company and its subsidiaries are under examination in various states, provinces and countries for years ranging from 2005 through 2013. Management does not anticipate that these examination results will have any material financial impact.

NOTE 20 — RETIREMENT, POSTRETIREMENT AND OTHER BENEFIT PLANS

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

The Company’s largest plan is the CIT Group Inc. Retirement Plan (the ”Plan“), which accounts for 79.4% of the Company’s total pension projected benefit obligation at December 31, 2014.

The Company also maintains a U.S. noncontributory supplemental retirement plan, the CIT Group Inc. Supplemental Retirement Plan (the ”Supplemental Plan“), for participants whose benefit in the Plan is subject to Internal Revenue Code limitations, and an executive retirement plan, which has been closed to new members since 2006. In aggregate, these two plans account for 18.9% of the total pension projected benefit obligation at December 31, 2014.

On October 16, 2012, the Board of Directors of the Company approved amendments to freeze the benefits earned under both the Plan and the Supplemental Plan. These actions became effective on December 31, 2012. These changes resulted in a reduction in the pension liability, a gain to AOCI and eliminated future service cost accruals for these plans. The freeze discontinued credit for services after December 31, 2012; however, accumulated balances under the cash balance formula continue to receive periodic interest, subject to certain government limits. The interest credit was 3.63%, 2.47%, and 2.67% for the years ended December 31, 2014, 2013, and 2012, respectively. Participants under the traditional formula accrued a benefit through December 31, 2012, after which the benefit amount was frozen, and no further credits will be earned.

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

Postretirement Benefits

CIT provides healthcare and life insurance benefits to eligible retired employees. U.S. retiree healthcare and life insurance benefits account for 45.4% and 50.3% of the total postretirement benefit obligation, respectively. For most eligible retirees, healthcare is contributory and life insurance is non-contributory. The U.S. retiree healthcare plan pays a stated percentage of most medical expenses, reduced by a deductible and any payments made by the government and other programs. The U.S. retiree healthcare benefit includes a maximum limit on CIT’s share of costs for employees who retired after January 31, 2002. All postretirement benefit plans are funded on a pay-as-you-go basis.

On October 16, 2012, the Board of Directors of the Company approved amendments that discontinue benefits under CIT’s postretirement benefit plans. These changes resulted in a gain to AOCI and a reduction of future service cost accruals for these plans. CIT no longer offers retiree medical, dental and life insurance benefits to those who did not meet the eligibility criteria for these benefits by December 31, 2013. Employees who met the eligibility requirements for retiree health insurance by December 31, 2013 will be offered retiree medical and dental coverage upon retirement. To receive retiree life insurance, employees must have met the eligibility criteria for retiree life insurance by December 31, 2013 and must have retired from CIT on or before December 31, 2013.

Item 8:  Financial Statements and Supplementary Data

132    CIT ANNUAL REPORT 2014

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Obligations and Funded Status

The following tables set forth changes in benefit obligation, plan assets, funded status and net periodic benefit cost of the retirement plans and postretirement plans:

Obligations and Funded Status (dollars in millions)

	Retirement Benefits		Post-Retirement Benefits
	2014	2013	2014	2013
Change in benefit obligation
Benefit obligation at beginning of year	$452.4	$480.8	$38.8	$42.3
Service cost	0.2	0.5	–	0.1
Interest cost	20.2	17.8	1.6	1.6
Plan amendments, curtailments, and settlements	(29.5)	(1.7)	–	0.6
Actuarial loss/(gain)	50.4	(20.1)	0.8	(2.8)
Benefits paid	(25.8)	(25.3)	(4.3)	(4.7)
Other(1)	(4.3)	0.4	1.7	1.7
Benefit obligation at end of year	463.6	452.4	38.6	38.8
Change in plan assets
Fair value of plan assets at beginning of period	356.9	346.3	–	–
Actual return on plan assets	28.5	16.0	–	–
Employer contributions	33.7	21.1	2.5	3.0
Plan settlements	(29.3)	(1.7)	–	(0.1)
Benefits paid	(25.8)	(25.3)	(4.3)	(4.7)
Other(1)	(4.1)	0.5	1.8	1.8
Fair value of plan assets at end of period	359.9	356.9	–	–
Funded status at end of year(2)(3)	$(103.7)	$(95.5)	$(38.6)	$(38.8)

(1)	Consists of the following: plan participants’ contributions and currency translation adjustments.

(2)	These amounts were recognized as liabilities in the Consolidated Balance Sheet at December 31, 2014 and 2013.

(3)	Company assets of $91.0 million and $95.7 million as of December 31, 2014 and December 31, 2013, respectively, related to the non-qualified U.S. executive retirement plan obligation are not included in plan assets but related liabilities are in the benefit obligation.

During 2013, the Company entered into a buy-in/buy-out transaction in the United Kingdom with an insurance company that resulted in a full buy-out of the related pension plan in 2014. This contract did not meet the settlement requirements in ASC 715, Compensation – Retirement Benefits as of the year ended December 31, 2013 and resulted in an $8.0 million actuarial loss that is included in the net actuarial gain of $20.1 million as of December 31, 2013, as the plan’s pension liabilities were valued at their buy-in value basis. The loss of $8.0 million was recognized in the Statement of Operations during 2014 when the transaction met settlement accounting requirements.

The accumulated benefit obligation for all defined benefit pension plans was $463.1 million and $449.8 million, at December 31, 2014 and 2013, respectively. Information for those defined benefit plans with an accumulated benefit obligation in excess of plan assets is as follows:

Defined Benefit Plans with an Accumulated Benefit Obligation in Excess of Plan Assets (dollars in millions)

	December 31,
	2014	2013
Projected benefit obligation	$463.6	$421.4
Accumulated benefit obligation	463.1	418.8
Fair value of plan assets	359.9	325.9

CIT ANNUAL REPORT 2014    133

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net periodic benefit cost and other amounts recognized in AOCI consisted of the following:

Net Periodic Benefit Costs and Other Amounts (dollars in millions)

	Retirement Benefits			Post-Retirement Benefits
	2014	2013	2012	2014	2013	2012
Service cost	$0.2	$0.5	$14.5	$–	$ 0.1	$0.8
Interest cost	20.2	17.8	19.9	1.6	1.6	1.9
Expected return on plan assets	(20.8)	(18.9)	(18.4)	–	–	–
Amortization of prior service cost	–	–	–	(0.5)	(0.6)	(0.3)
Amortization of net loss/(gain)	7.5	1.0	2.1	(0.7)	(0.2)	(0.4)
Settlement and curtailment (gain)/loss	2.9	0.2	(0.6)	–	(0.3)	–
Termination benefits	–	–	0.3	–	–	–
Net periodic benefit cost	10.0	0.6	17.8	0.4	0.6	2.0
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net (gain)/loss	42.6	(17.1)	(2.6)	1.0	(2.5)	0.6
Prior service cost (credit)	–	–	–	–	–	(7.7)
Amortization, settlement or curtailment recognition of net gain/(loss)	(10.4)	(1.1)	(2.2)	0.7	0.1	0.4
Amortization, settlement or curtailment recognition of prior service (cost)/credit	–	–	–	0.5	1.4	0.2
Total recognized in OCI	32.2	(18.2)	(4.8)	2.2	(1.0)	(6.5)
Total recognized in net periodic benefit cost and OCI	$42.2	$(17.6)	$13.0	$2.6	$(0.4)	$(4.5)

The amounts recognized in AOCI during the year ended December 31, 2014 were net losses (before taxes) of $32.2 million for retirement benefits. Changes in assumptions, primarily the discount rate and mortality tables, accounted for $46.8 million of the overall net retirement benefits AOCI losses. The discount rate for the Plan and the Supplemental Plan decreased 100 basis points to 3.75% at December 31, 2014, and the rate for the executive retirement plan decreased 75 basis points to 3.75% at December 31, 2014. This decline in the discount rate accounted for $33.5 million of the net AOCI loss for retirement benefits. Additionally, the adoption of the new Society of Actuaries’ mortality table and improvement scale RP-2014/SP-2014 resulted in an increase in retirement benefit obligations of $10.2 million. Partially offsetting these losses were the settlement of the UK pension scheme, which resulted in $8.0 million of loss amortization and settlement charges recorded during 2014, and U.S. asset gains of $7.7 million. The postretirement AOCI net losses (before taxes) of $2.2 million during the year ended December 31, 2014 were primarily driven by a 75 basis point decrease in the U.S. postretirement plan discount rate from 4.50% at December 31, 2013 to 3.75% at December 31, 2014.

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

Item 8:  Financial Statements and Supplementary Data

134    CIT ANNUAL REPORT 2014

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The weighted average assumptions used in the measurement of benefit obligations are as follows:

Weighted Average Assumptions

	Retirement Benefits		Post-Retirement Benefits
	2014	2013	2014	2013
Discount rate	3.74%	4.59%	3.74%	4.50%
Rate of compensation increases	0.09%	3.03%	(1)	(1)
Health care cost trend rate
Pre-65	(1)	(1)	7.20%	7.40%
Post-65	(1)	(1)	7.30%	7.60%
Ultimate health care cost trend rate	(1)	(1)	4.50%	4.50%
Year ultimate reached	(1)	(1)	2029	2029

The weighted average assumptions used to determine net periodic benefit costs are as follows:

Weighted Average Assumptions

	Retirement Benefits		Post-Retirement Benefits
	2014	2013	2014	2013
Discount rate	4.58%	3.81%	4.50%	3.86%
Expected long-term return on plan assets	5.74%	5.57%	(1)	(1)
Rate of compensation increases	3.03%	3.03%	(1)	3.00%

(1)	Not applicable.

Healthcare rate trends have a significant effect on healthcare plan costs. The Company uses both external and historical data to determine healthcare rate trends. An increase (decrease) of one-percentage point in assumed healthcare rate trends would increase (decrease) the postretirement benefit obligation by $1.3 million and ($1.1 million), respectively. The service and interest cost are not material.

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

Plan investments are stated at fair value. Common stock traded on security exchanges as well as mutual funds and exchange traded funds are valued at closing market prices; when no trades are reported, they are valued at the most recent bid quotation (Level 1). Investments in Common Collective Trusts and Short Term Investment Funds are carried at fair value based upon net asset value (“NAV”) (Level 2). Funds that invest in alternative assets that do not have quoted market prices are valued at estimated fair value based on capital and financial statements received from fund managers (Level 3). Given the valuation of Level 3 assets is dependent upon assumptions and expectations, management, with the assistance of third party experts, periodically assesses the controls and governance employed by the investment firms that manage Level 3 assets.

CIT ANNUAL REPORT 2014    135

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables below set forth asset fair value measurements.

Fair Value Measurements (dollars in millions)

December 31, 2014	Level 1	Level 2	Level 3	Total Fair Value
Cash	$5.8	$–	$–	$5.8
Mutual Fund	72.0	–	–	72.0
Common Collective Trust	–	200.1	–	200.1
Common Stock	19.6	–	–	19.6
Exchange Traded Funds	25.7	–	–	25.7
Short Term Investment Fund	–	1.5	–	1.5
Partnership	–	–	9.7	9.7
Hedge Fund	–	–	25.5	25.5
Insurance Contracts	–	–	–	–
	$123.1	$201.6	$35.2	$359.9
December 31, 2013
Cash	$0.2	$–	$–	$0.2
Mutual Fund	70.4	–	–	70.4
Common Collective Trust	–	179.3	–	179.3
Common Stock	18.1	–	–	18.1
Exchange Traded Funds	21.2	–	–	21.2
Short Term Investment Fund	–	4.1	–	4.1
Partnership	–	–	9.7	9.7
Hedge Fund	–	–	22.9	22.9
Insurance Contracts	–	–	31.0	31.0
	$109.9	$183.4	$63.6	$356.9

The table below sets forth changes in the fair value of the Plan’s Level 3 assets for the year ended December 31, 2014:

Fair Value of Level 3 Assets (dollars in millions)

	Total	Partnership	Hedge Funds	Insurance Contracts
December 31, 2013	$63.6	$9.7	$22.9	$31.0
Realized and Unrealized Gains (Losses)	0.1	–	0.1	–
Purchases, sales, and settlements, net	(28.5)	–	2.5	(31.0)
Net Transfers into and/or out of Level 3	–	–	–	–
December 31, 2014	$35.2	$9.7	$25.5	$–
Change in Unrealized Gains (Losses) for Investments still held at December 31, 2014	$0.1	$–	$0.1	$–

Contributions

The Company’s policy is to make contributions so that they exceed the minimum required by laws and regulations, are consistent with the Company’s objective of ensuring sufficient funds to finance future retirement benefits and are tax deductible. CIT currently does not expect to have a required minimum contribution to the U.S. Retirement Plan during 2015. For all other plans, CIT currently expects to contribute $9.2 million during 2015.

Item 8:  Financial Statements and Supplementary Data

136    CIT ANNUAL REPORT 2014

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated Future Benefit Payments

The following table depicts benefits projected to be paid from plan assets or from the Company’s general assets calculated using current actuarial assumptions. Actual benefit payments may differ from projected benefit payments.

Projected Benefits (dollars in millions)

For the years ended December 31,	Retirement Benefits	Gross Postretirement Benefits	Medicare Subsidy
2015	$26.6	$3.0	$0.3
2016	26.3	3.0	0.3
2017	25.7	3.0	0.4
2018	26.4	2.9	0.4
2019	26.9	2.8	0.4
2020-2024	135.0	12.8	1.0

Savings Incentive Plan

CIT has a number of defined contribution retirement plans covering certain of its U.S. and non-U.S. employees designed in accordance with conditions and practices in the respective countries. The U.S. plan, which qualifies under section 401(k) of the Internal Revenue Code, is the largest and accounts for 85% of the Company’s total defined contribution retirement expense for the year ended December 31, 2014. Generally, employees may contribute a portion of their eligible compensation, as defined, subject to regulatory limits and plan provisions, and the Company matches these contributions up to a threshold. On October 16, 2012, the Board of Directors of the Company approved plan enhancements which provide participants with additional company contributions in the plan effective January 1, 2013. The cost of these plans totaled $21.6 million, $24.9 million and $16.9 million for the years ended December 31, 2014, 2013, and 2012, respectively.

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

Compensation expense related to equity-based awards are measured and recorded in accordance with ASC 718, Stock Compensation. The fair value of equity-based and stock purchase equity awards is measured at the date of grant using a Black-Scholes option pricing model, and the fair value of restricted stock and unit awards is based on the fair market value of CIT’s common stock on the date of grant. Compensation expense is recognized over the vesting period (requisite service period), which is generally three years for restricted stock/units, under the graded vesting method, whereby each vesting tranche of the award is amortized separately as if each were a separate award. Valuation assumptions for new equity awards are established at the start of each fiscal year.

Operating expenses includes $48.8 million of compensation expense related to equity-based awards granted to employees or members of the Board of Directors for the year ended December 31, 2014, including $48.5 million related to restricted and retention stock and unit awards and the remaining related to stock purchases. Compensation expense related to equity-based awards included $52.5 million in 2013 and $41.9 million in 2012.

Employee Stock Purchase Plan

In December 2010, the Company adopted the CIT Group Inc. 2011 Employee Stock Purchase Plan (the “ESPP”), which was approved by shareholders in May 2011. Eligibility for participation in the ESPP includes employees of CIT and its participating subsidiaries who are customarily employed for at least 20 hours per week, except that any employees designated as highly compensated are not eligible to participate in the ESPP. The ESPP is available to employees in the United States and to certain international employees. Under the ESPP, CIT is authorized to issue up to 2,000,000 shares of common stock to eligible employees. Eligible employees can choose to have between 1% and 10% of their base salary withheld to purchase shares quarterly, at a purchase price equal to 85% of the fair market value of CIT common stock on the last business day of the quarterly offering period. The amount of common stock that may be purchased by a participant through the ESPP is generally limited to $25,000 per year. A total of 31,497 and 25,490 shares were purchased under the plan in 2014 and 2013, respectively.

Restricted Stock / Performance Units

Under the LTIP, Restricted Stock Units (“RSUs”) are awarded at no cost to the recipient upon grant. RSUs are generally granted annually at the discretion of the Company, but may also be granted during the year to new hires or for retention or other purposes. RSUs granted to employees and members of the Board during 2014 and 2013 generally were scheduled to vest either one third per year for three years or 100% after three years. RSUs granted to employees during 2014 were also subject to performance-hurdle. Certain vested stock awards were scheduled to remain subject to transfer restrictions through the first anniversary of the grant date for members of the Board who elected to receive stock in lieu of cash compensation for their retainer. Vested stock salary awards granted to a limited number of executives were scheduled to remain subject to transfer restrictions through the first and/or third anniversaries of the grant date. Certain RSUs granted to directors, and in limited instances to employees, are designed to settle in cash and are accounted for as “liability” awards as prescribed by ASC 718. The values of

CIT ANNUAL REPORT 2014    137

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

these cash-settled RSUs are re-measured at the end of each reporting period until the award is settled.

During 2014, 2013 and 2012, Performance Stock Units (“PSUs”) were awarded to certain senior executives. The awards become payable only if CIT achieves certain volume and margin targets over a three-year performance period. PSU share payouts may increase or decrease from the target grant based on performance against these pre-established performance measures, with the actual number of shares ranging from 0% to a maximum of 150% of the target grant for PSUs granted in 2014 and 2013, and a maximum of 200% of the target grant for PSUs granted in 2012. Both performance measures have a minimum threshold level of performance that must be achieved to trigger any payout; if the threshold level of performance is not achieved for either performance measure, then no portion of the PSU target will be payable. Achievement against either performance measures is calculated independently of the other performance measure and each measure is weighted equally.

The fair value of restricted stock and RSUs that vested and settled in stock during 2014, 2013 and 2012 was $42.8 million, $38.6 million and $10.8 million, respectively. The fair value of RSUs that vested and settled in cash during 2014, 2013 and 2012 was $0.2 million, $0.4 million and $0.4 million, respectively.

The following tables summarize restricted stock and RSU activity for 2014 and 2013:

Stock and Cash — Settled Awards Outstanding

	Stock-Settled Awards		Cash-Settled Awards
	Number of Shares	Weighted Average Grant Date Value	Number of Shares	Weighted Average Grant Date Value
December 31, 2014
Unvested at beginning of period	2,219,463	$41.51	5,508	$41.93
Vested / unsettled Stock Salary at beginning of period	15,066	41.46	2,165	39.05
PSUs – granted to employees	138,685	47.77	–	–
RSUs – granted to employees	905,674	47.71	–	–
RSUs – granted to directors	35,683	43.07	4,046	42.01
Forfeited / cancelled	(107,445)	43.87	–	–
Vested / settled awards	(913,387)	41.70	(4,284)	41.20
Vested / unsettled awards	(25,255)	40.38	(1,082)	39.05
Unvested at end of period	2,268,484	$44.22	6,353	$41.99
December 31, 2013
Unvested at beginning of period	1,883,292	$40.15	9,677	$39.56
Vested / unsettled Stock Salary at beginning of period	114,119	38.20	3,247	39.05
PSUs – granted to employees	111,046	42.55	–	–
RSUs – granted to employees	1,015,861	42.76	–	–
RSUs – granted to directors	23,551	44.27	2,549	44.14
Forfeited / cancelled	(40,697)	41.62	–	–
Vested / settled awards	(872,643)	39.81	(7,800)	39.31
Vested / unsettled Stock Salary Awards	(15,066)	41.46	(2,165)	39.05
Unvested at end of period	2,219,463	$41.51	5,508	$41.93

Item 8:  Financial Statements and Supplementary Data

138    CIT ANNUAL REPORT 2014

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 — COMMITMENTS

The accompanying table summarizes credit-related commitments, as well as purchase and funding commitments:

Commitments (dollars in millions)

	December 31, 2014
	Due to Expire			December 31, 2013
	Within One Year	After One Year	Total Outstanding	Total Outstanding
Financing Commitments
Financing and leasing assets	$729.4	$4,018.5	$4,747.9	$4,325.8
Letters of credit
Standby letters of credit	23.4	336.7	360.1	302.3
Other letters of credit	28.3	–	28.3	35.9
Guarantees
Deferred purchase agreements	1,854.4	–	1,854.4	1,771.6
Guarantees, acceptances and other recourse obligations	2.8	–	2.8	3.9
Purchase and Funding Commitments
Aerospace manufacturer purchase commitments	945.7	9,874.7	10,820.4	8,744.5
Rail and other manufacturer purchase commitments	943.0	380.2	1,323.2	1,054.0

Financing commitments, referred to as loan commitments or lines of credit, reflect CIT’s agreements to lend to its customers, subject to the customers’ compliance with contractual obligations. Included in the table above are commitments that have been extended to and accepted by customers, clients or agents, but on which the criteria for funding have not been completed of $355 million at December 31, 2014 and $548 million at December 31, 2013. Financing commitments also include credit line agreements to Commercial Services clients that are cancellable by us only after a notice period. The notice period is typically 90 days or less. The amount available under these credit lines, net of amount of receivables assigned to us, is $112 million at December 31, 2014. As financing commitments may not be fully drawn, may expire unused, may be reduced or cancelled at the customer’s request, and may require the customer to be in compliance with certain conditions, total commitment amounts do not necessarily reflect actual future cash flow requirements.

The table above includes approximately $1.3 billion of undrawn financing commitments at December 31, 2014 and $0.9 billion at December 31, 2013 for instances where the customer is not in compliance with contractual obligations, and therefore CIT does not have the contractual obligation to lend.

At December 31, 2014, substantially all undrawn financing commitments were senior facilities. Most of the Company’s undrawn and available financing commitments are in the Corporate Finance division of NACF.

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

The table above includes $1,775 million of DPA credit protection at December 31, 2014, related to receivables which have been presented to us for credit protection after shipment of goods has occurred and the customer has been invoiced. The table also includes $79 million available under DPA credit line agreements, net of amount of DPA credit protection provided at December 31, 2014. The DPA credit line agreements specify a contractually committed amount of DPA credit protection and are cancellable by us only after a notice period. The notice period is typically 90 days or less.

CIT ANNUAL REPORT 2014    139

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The methodology used to determine the DPA liability is similar to the methodology used to determine the allowance for loan losses associated with the finance receivables, which reflects embedded losses based on various factors, including expected losses reflecting the Company’s internal customer and facility credit ratings. The liability recorded in Other Liabilities related to the DPAs totaled $5.2 million and $6.0 million at December 31, 2014 and December 31, 2013, respectively.

Purchase and Funding Commitments

CIT’s purchase commitments relate primarily to purchases of commercial aircraft and rail equipment. Commitments to purchase new commercial aircraft are predominantly with Airbus Industries (“Airbus”), The Boeing Company (“Boeing”), and Embraer S.A. (“Embraer”). CIT may also commit to purchase an aircraft directly from an airline. Aerospace equipment purchases are contracted for specific models, using baseline aircraft specifications at fixed prices, which reflect discounts from fair market purchase prices prevailing at the time of commitment. The delivery price of an aircraft may change depending on final specifications. Equipment purchases are recorded at the delivery date. The estimated commitment amounts in the preceding table are based on contracted purchase prices reduced for pre-delivery payments to date and exclude buyer furnished equipment selected by the lessee. Pursuant to existing contractual commitments, 152 aircraft remain to be purchased from Airbus, Boeing and Embraer at December 31, 2014. Aircraft deliveries are scheduled periodically through 2020. Commitments exclude unexercised options to order additional aircraft. Aerospace purchase commitments also include $0.2 billion of equipment to be purchased in 2015 pursuant to sale and lease-back agreements with airlines.

The Company’s rail business entered into commitments to purchase railcars from multiple manufacturers. At December 31, 2014, approximately 11,000 railcars remain to be purchased from manufacturers with deliveries through 2016. Rail equipment purchase commitments are at fixed prices subject to price increases for certain materials.

Other vendor purchase commitments primarily relate to Equipment Finance.

NOTE 22 — CONTINGENCIES

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

For certain Litigation matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of established reserves and insurance. For other matters for which a loss is probable or reasonably possible, such an estimate cannot be determined. For Litigation where losses are reasonably possible, management currently estimates the aggregate range of reasonably possible losses as up to $85 million in excess of established reserves and insurance related to those matters, if any. This estimate represents reasonably possible losses (in excess of established reserves and insurance) over the life of such Litigation, which may span a currently indeterminable number of years, and is based on information currently available as of December 31, 2014. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate.

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

LAC-MEGANTIC, QUEBEC DERAILMENT

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

Item 8:  Financial Statements and Supplementary Data

140    CIT ANNUAL REPORT 2014

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As the Company is unable to predict the outcome of the foregoing legal proceedings or whether and the extent to which additional lawsuits or claims will be brought against the Company or its subsidiaries, the total damages have not been quantified, there are a large number of parties named as defendants, and the extent to which resulting liability will be assessed against other parties and their financial ability to bear such responsibilities is unknown, the Company cannot reasonably estimate the amount or range of loss that may be incurred in connection with the derailment. The Company is vigorously defending the claims that have been asserted, including pursuing its rights under indemnification agreements and insurance policies. MMA’s U.S. bankruptcy trustee, together with its Canadian bankruptcy monitor, is engaged in negotiations in pursuit of a global or close to global settlement with the various parties in the various pending lawsuits. CIT has reached the terms of a settlement with the MMA US bankruptcy trustee, which settlement remains subject to documentation and court approval. The settlement will not have a material adverse effect on the Company’s financial condition or results of operations.

BRAZILIAN TAX MATTERS

Banco Commercial Investment Trust do Brasil S.A. (“Banco CIT”), CIT’s Brazilian bank subsidiary, is pursuing a number of tax appeals relating to disputed local tax assessments on leasing services and importation of equipment. The disputes primarily involve questions of whether the correct taxing authorities were paid and whether the proper tax rate was applied.

ISS Tax Appeals

Notices of infraction were received relating to the payment of Imposto sobre Serviços (“ISS”), charged by municipalities in connection with services. The Brazilian municipalities of Itu and Cascavel claim that Banco CIT should have paid them ISS tax on leasing services for tax years 2006 – 2011. Instead, Banco CIT paid the ISS tax to Barueri, the municipality in which it is domiciled in São Paulo, Brazil. The disputed issue is whether the ISS tax should be paid to the municipality in which the leasing company is located or the municipality in which the services were rendered or the customer is located. One of the pending ISS tax matters was resolved in favor of Banco CIT in April 2014. The amounts claimed by the taxing authorities of Itu and Cascavel collectively for open tax assessments and penalties are approximately 454,000 Reais (approximately $171,000). Favorable legal precedent in a similar tax appeal has been issued by Brazil’s highest court resolving the conflict between municipalities.

ICMS Tax Appeals

Notices of infraction were received relating to the payment of Imposto sobre Circulaco de Mercadorias e Servicos (“ICMS”) taxes charged by states in connection with the importation of equipment. The state of São Paulo claims that Banco CIT should have paid it ICMS tax for tax years 2006 – 2009 because Banco CIT, the purchaser, is located in São Paulo. Instead, Banco CIT paid ICMS tax to the states of Espirito Santo, Espirito Santa Caterina, and Alagoas, where the imported equipment arrived. A recent regulation issued by São Paulo in December 2013 reaffirms a 2009 agreement by São Paulo to conditionally recognize ICMS tax payments made to Espirito Santo. One of the pending notices of infraction against Banco CIT related to taxes paid to Espirito Santo was extinguished in May 2014. Another assessment related to taxes paid to Espirito Santo in the amount of 63.6 million Reais ($23.9 million) was upheld in a ruling issued by the administrative court in May 2014. That ruling has been appealed. Petitions seeking recognition of the taxes paid to Espirito Santo have been filed with respect to the pending notices of infraction. Petitions were filed in a general amnesty program regarding all but one of the assessments related to taxes paid to Santa Caterina and Alagoas. Those petitions have resulted in the extinguishment of all but one of the Santa Caterina and Alagoas assessments. The amounts claimed by São Paulo collectively for open tax assessments and penalties are approximately 68.5 million Reais (approximately $25.8 million) for goods imported into the state of Espirito Santo from 2006 – 2009 and the state of Alagoas in 2008.

A notice of infraction was received relating to São Paulo’s challenge of the ICMS tax rate paid by Banco CIT for tax years 2004 – 2007. São Paulo alleges that Banco CIT paid a lower rate of ICMS tax on imported equipment than was required (8.8% instead of 18%). Banco CIT challenged the notice of infraction and was partially successful based upon the type of equipment imported. Banco CIT has commenced a judicial proceeding challenging the unfavorable portion of the administrative ruling. The amount claimed by São Paulo for tax assessments and penalties is approximately 4 million Reais (approximately $1.5 million).

The current potential aggregate exposure in taxes, fines and interest for the ISS and the ICMS tax matters is approximately 73 million Reais (approximately $27.5 million).

CIT ANNUAL REPORT 2014    141

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 — LEASE COMMITMENTS

Lease Commitments

The following table presents future minimum rental payments under non-cancellable long-term lease agreements for premises and equipment at December 31, 2014:

Future Minimum Rentals (dollars in millions)

Years Ended December 31,
2015	$31.3
2016	29.5
2017	25.7
2018	24.5
2019	21.8
Thereafter	37.4
Total	$170.2

In addition to fixed lease rentals, leases generally require payment of maintenance expenses and real estate taxes, both of which are subject to escalation provisions. Minimum payments include $72.4 million ($12.2 million for 2015) which will be recorded against the facility exiting liability when paid and therefore will not be recorded as rental expense in future periods. Minimum payments have not been reduced by minimum sublease rentals of $57.5 million due in the future under non-cancellable subleases which will be recorded against the facility exiting liability when received. See Note 27 — “Severance and Facility Exiting Liabilities” for the liability related to closing facilities.

Rental expense for premises, net of sublease income (including restructuring charges from exiting office space), and equipment, was as follows.

	Years Ended December 31,
(dollars in millions)	2014	2013	2012
Premises	$20.1	$19.0	$19.8
Equipment	3.4	3.0	2.9
Total	$23.5	$22.0	$22.7

NOTE 24 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CIT invests in various trusts, partnerships, and limited liability corporations established in conjunction with structured financing transactions of equipment, power and infrastructure projects. CIT’s interests in these entities were entered into in the ordinary course of business. Other assets included approximately $73 million and $65 million at December 31, 2014 and 2013, respectively, of investments in non-consolidated entities relating to such transactions that are accounted for under the equity or cost methods. The increase reflects the investment in new joint ventures.

During 2014, the Company formed two joint ventures (collectively “TC-CIT Aviation”) between CIT Aerospace and Century Tokyo Leasing Corporation (“CTL”). CIT records its net investment under the equity method of accounting. Under the terms of the agreements, TC-CIT Aviation will acquire commercial aircraft that will be leased to airlines around the globe. Initially, CIT Aerospace expects to sell 14 commercial aircraft (of which 9 were completed at December 31, 2014) to TC-CIT Aviation in transactions with an aggregate value of approximately $0.6 billion and is responsible for arranging future aircraft acquisitions, negotiating leases, servicing the aircraft and administering the entities. CIT also made and maintains a minority equity investment in TC-CIT Aviation. CTL made and maintains a majority equity interest in the joint venture and will be a lender to the companies.

The combination of investments in and loans to non-consolidated entities represents the Company’s maximum exposure to loss, as the Company does not provide guarantees or other forms of indemnification to non-consolidated entities.

Certain shareholders of CIT provide investment management, banking and investment banking services in the normal course of business.

NOTE 25 — BUSINESS SEGMENT INFORMATION

Management’s Policy in Identifying Reportable Segments

CIT’s reportable segments are comprised of divisions that are aggregated into segments primarily based upon industry categories, geography, target markets and customers served, and, to a lesser extent, the core competencies relating to product origination, distribution methods, operations and servicing and the nature of their regulatory environment. This segment reporting is consistent with the presentation of financial information to management.

Types of Products and Services

Effective January 1, 2014, Management changed its operating segments to (i) realign and simplify its businesses and organizational structure, (ii) streamline and consolidate certain business processes to achieve greater operating efficiencies, and (iii) leverage CIT’s operational capabilities for the benefit of its clients and customers. Effective January 1, 2014, CIT manages its business and reports financial results in three operating segments: (1) Transportation & International Finance; (2) North American Commercial Finance; and (3) Non-Strategic Portfolios.

The change in segment reporting did not affect CIT’s historical consolidated results of operations. The discussions below reflect the new reporting segments; all prior period comparisons have been conformed and are consistent with the presentation of financial information to management.

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

Item 8:  Financial Statements and Supplementary Data

142    CIT ANNUAL REPORT 2014

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

markets transactions, and commissions earned on factoring and related activities.

NSP consists of portfolios that we no longer consider strategic. At December 31, 2014 these consisted primarily of equipment financing portfolios in Mexico and Brazil, both of which were under separate contracts of sale.

Segment Profit and Assets

Certain activities are not attributed to operating segments and are included in Corporate & Other. Some of the more significant items include loss on debt extinguishments, costs associated with excess cash liquidity (Interest Expense), mark-to-market adjustments on non-qualifying derivatives (Other Income) and restructuring charges for severance and facilities exit activities (Operating Expenses).

Segment Pre-tax Income (Loss) (dollars in millions)

	Transportation & International Finance	North American Commercial Finance	Non-Strategic Portfolios	Corporate & Other	Total CIT
For the year ended December 31, 2014
Interest income	$289.4	$832.4	$90.5	$14.2	$1,226.5
Interest expense	(650.4)	(285.4)	(82.1)	(68.3)	(1,086.2)
Provision for credit losses	(38.3)	(62.0)	0.4	(0.2)	(100.1)
Rental income on operating leases	1,959.9	97.4	35.7	–	2,093.0
Other income	69.9	318.0	(57.6)	(24.9)	305.4
Depreciation on operating lease equipment	(519.6)	(81.7)	(14.4)	–	(615.7)
Maintenance and other operating lease expenses	(196.8)	–	–	–	(196.8)
Operating expenses	(301.9)	(499.7)	(74.6)	(65.6)	(941.8)
Loss on debt extinguishment	–	–	–	(3.5)	(3.5)
Income (loss) from continuing operations before (provision) benefit for income taxes	$612.2	$319.0	$(102.1)	$(148.3)	$680.8
Select Period End Balances
Loans	$3,558.9	$15,936.0	$0.1	$–	$19,495.0
Credit balances of factoring clients	–	(1,622.1)	–	–	(1,622.1)
Assets held for sale	815.2	22.8	380.1	–	1,218.1
Operating lease equipment, net	14,665.2	265.2	–	–	14,930.4
For the year ended December 31, 2013
Interest income	$254.9	$828.6	$157.2	$14.5	$1,255.2
Interest expense	(585.5)	(284.3)	(130.2)	(60.9)	(1,060.9)
Provision for credit losses	(18.7)	(35.5)	(10.8)	0.1	(64.9)
Rental income on operating leases	1,682.4	104.0	111.0	–	1,897.4
Other income	82.2	306.5	(14.6)	7.2	381.3
Depreciation on operating lease equipment	(433.3)	(75.1)	(32.2)	–	(540.6)
Maintenance and other operating lease expenses	(163.0)	–	(0.1)	–	(163.1)
Operating expenses	(255.3)	(479.5)	(143.1)	(92.3)	(970.2)
Income (loss) from continuing operations before (provision) benefit for income taxes	$563.7	$364.7	$(62.8)	$(131.4)	$734.2
Select Period End Balances
Loans	$3,494.4	$14,693.1	$441.7	$–	$18,629.2
Credit balances of factoring clients	–	(1,336.1)	–	–	(1,336.1)
Assets held for sale	158.5	38.2	806.7	–	1,003.4
Operating lease equipment, net	12,778.5	240.5	16.4	–	13,035.4

CIT ANNUAL REPORT 2014    143

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Pre-tax Income (Loss) (dollars in millions) (continued)

	Transportation & International Finance	North American Commercial Finance	Non-Strategic Portfolios	Corporate & Other	Total CIT
For the year ended December 31, 2012
Interest income	$218.2	$976.5	$180.3	$19.0	$1,394.0
Interest expense	(1,331.5)	(750.9)	(262.4)	(320.9)	(2,665.7)
Provision for credit losses	(14.5)	(44.0)	7.3	(0.2)	(51.4)
Rental income on operating leases	1,666.3	99.4	135.1	–	1,900.8
Other income	65.8	555.2	(9.1)	2.8	614.7
Depreciation on operating lease equipment	(410.9)	(71.9)	(30.4)	–	(513.2)
Maintenance and other operating lease expenses	(139.3)	–	(0.1)	–	(139.4)
Operating expenses	(220.3)	(497.0)	(145.7)	(31.0)	(894.0)
Loss on debt extinguishments	–	–	–	(61.2)	(61.2)
Income (loss) from continuing operations before (provision) benefit for income taxes	$(166.2)	$267.3	$(125.0)	$(391.5)	$(415.4)
Select Period End Balances
Loans	$2,556.5	$13,084.4	$1,512.2	$–	$17,153.1
Credit balances of factoring clients	–	(1,256.5)	–	–	(1,256.5)
Assets held for sale	173.6	42.1	429.1	–	644.8
Operating lease equipment, net	12,178.0	150.9	82.8	–	12,411.7

Geographic Information

The following table presents information by major geographic region based upon the location of the Company’s legal entities.

Geographic Regions (dollars in millions)

		Total Assets (3)	Total Revenue from continuing operations	Income (loss) from continuing operations before benefit (provision) for income taxes	Income (loss) from continuing operations before attribution of noncontrolling interests
U.S. (3)	2014	$34,985.8	$2,174.3	$342.4	$740.9
	2013	$34,121.0	$2,201.7	$374.2	$354.6
	2012	$30,829.1	$2,464.2	$(1,004.3)	$(1,046.1)
Europe	2014	$7,950.5	$857.7	$161.2	$175.4
	2013	$7,679.6	$807.4	$167.3	$121.5
	2012	$7,274.9	$822.7	$224.7	$195.4
Other foreign (1) (2)	2014	$4,943.7	$592.9	$177.2	$162.4
	2013	$5,338.4	$524.8	$192.7	$174.2
	2012	$5,908.0	$622.6	$364.2	$318.6
Total consolidated	2014	$47,880.0	$3,624.9	$680.8	$1,078.7
	2013	$47,139.0	$3,533.9	$734.2	$650.3
	2012	$44,012.0	$3,909.5	$(415.4)	$(532.1)

(1)	Includes Canada region results which had income before income taxes of $72.6 million in 2014, $79.5 million in 2013 and $164.3 million in 2012 and income before noncontrolling interests of $57.4 million in 2014, $69.2 million in 2013 and $112.0 million in 2012.

(2)	Includes Caribbean region results which had income before income taxes of $161.0 million in 2014, $103.3 million in 2013 and $203.5 million in 2012 and income before noncontrolling interests of $161.7 million in 2014, $103.4 million in 2013 and $199.7 million in 2012.

(3)	Includes Assets of discontinued operation of $3,821.4 million at December 31, 2013, and $4,202.6 million at December 31, 2012. The Assets of discontinued operation are in the U.S. There were no Assets of discontinued operation at December 31, 2014.

Item 8:  Financial Statements and Supplementary Data

144    CIT ANNUAL REPORT 2014

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 26 — GOODWILL AND INTANGIBLE ASSETS

The following tables summarize goodwill and intangible assets, net balances by segment:

Goodwill (dollars in millions)

	Transportation & International Finance	North American Commercial Finance	Non-Strategic Portfolios	Total
December 31, 2012	$183.1	$151.5	$11.3	$345.9
Activity	–	–	(11.3)	(11.3)
December 31, 2013	183.1	151.5	–	334.6
Additions, Activity(1)	68.9	167.8	–	236.7
December 31, 2014	$252.0	$319.3	$–	$571.3

(1) Includes adjustments related to purchase accounting and foreign exchange translation.

Goodwill balances as of December 31, 2013 represented the excess of reorganization equity value over the fair value of tangible and identifiable intangible assets, net of liabilities recorded in conjunction with FSA. Following the change to the business segments as discussed in Note 25 — Business Segment Information, effective January 1, 2014, this goodwill was reallocated to the Company’s TIF, NACF and NSP segments. The balance was further allocated to reporting units within the segments, Transportation Finance (TIF), Commercial Services (NACF), Equipment Finance (NACF) and NSP, based on the respective reporting unit’s estimated fair value of equity. The Company evaluated goodwill for impairment immediately before and after the reallocation of goodwill to the reporting units and identified no impairment.

On January 31, 2014, CIT acquired 100% of the outstanding shares of Paris-based Nacco, an independent full service railcar lessor in Europe. The purchase price was approximately $250 million and the acquired assets and liabilities were recorded at their estimated fair values as of the acquisition date, resulting in $77 million of goodwill. The assets acquired included approximately $650 million of leasing assets along with existing secured debt.

On August 1, 2014, CIT Bank acquired 100% of the outstanding shares of Capital Direct Group and its subsidiaries (“Direct Capital”), a U.S. based lender providing equipment leasing and financing to small and mid-sized businesses operating across a range of industries. The purchase price was approximately $230 million and the acquired assets and liabilities were recorded at their estimated fair values as of the acquisition date resulting in approximately $170 million of goodwill. The assets acquired included finance receivables of approximately $540 million, along with existing secured debt of $487 million. In addition, intangible assets of approximately $12 million were recorded relating mainly to the valuation of existing customer relationships and trade names.

Once goodwill has been assigned, it no longer retains its association with a particular event or acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill.

The Company periodically reviews and evaluates its goodwill and intangible assets for potential impairment. In 2014, in addition to the analysis performed in conjunction with the reallocation of goodwill as of January 1, 2014, CIT also performed Step 1 goodwill impairment testing for Transportation Finance, Commercial Services and Equipment Finance by comparing the reporting units’ estimated fair value with their carrying values, including goodwill. The Company estimated the fair values of the reporting units based on peer price to earnings (PE) and tangible book value (TBV) multiples for publicly traded companies comparable to the reporting units. Management concluded, based on performing the Step 1 analysis, that the fair values of each of the reporting units exceeded their respective carrying values, including goodwill. As the results of the first step test showed no indication of impairment in any of the reporting units, the Company did not perform the second step of the impairment test for any of the reporting units.

Intangible Assets (dollars in millions)

	Transportation & International Finance	North American Commercial Finance	Total
December 31, 2012	$31.9	$–	$31.9
Amortization	(11.6)	–	(11.6)
December 31, 2013	20.3	–	20.3
Additions	(0.4)	12.3	11.9
Amortization, other(1)	(6.3)	(0.2)	(6.5)
December 31, 2014	$13.6	$12.1	$25.7

(1) Includes foreign exchange translation.

CIT ANNUAL REPORT 2014    145

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The TIF intangible assets recorded in conjunction with FSA are comprised of amounts related to favorable (above current market rates) operating leases. The net intangible asset will be amortized as an offset to rental income over the remaining life of the leases, generally 5 years or less. The NACF intangible assets of approximately $12 million recorded in 2014 related mainly to the valuation of existing customer relationships and trade names recorded in conjunction with the acquisition of Direct Capital.

Accumulated amortization totaled $204.6 million at December 31, 2014. Projected amortization for the years ended December 31, 2015 through December 31, 2019 is approximately $6.9 million, $5.1 million, $3.2 million, $3.1 million, and $3.2 million, respectively.

NOTE 27 — SEVERANCE AND FACILITY EXITING LIABILITIES

The following table summarizes liabilities (pre-tax) related to closing facilities and employee severance:

Severance and Facility Exiting Liabilities (dollars in millions)

	Severance		Facilities
	Number of Employees	Liability	Number of Facilities	Liability	Total Liabilities
December 31. 2012	63	$7.3	16	$38.8	$46.1
Additions and adjustments	274	33.4	3	3.7	37.1
Utilization	(212)	(23.0)	(3)	(9.2)	(32.2)
December 31. 2013	125	17.7	16	33.3	51.0
Additions and adjustments	150	28.8	2	(2.2)	26.6
Utilization	(228)	(37.8)	(5)	(7.4)	(45.2)
December 31, 2014	47	$8.7	13	$23.7	$32.4

CIT continued to implement various organization efficiency and cost reduction initiatives, such as our international rationalization activities. The severance additions primarily relate to employee termination benefits incurred in conjunction with these initiatives. The facility additions primarily relate to location closings and consolidations in connection with these initiatives. These additions, along with charges related to accelerated vesting of equity and other benefits, were recorded as part of the $31.4 million and $36.9 million provisions for the years ended December 31, 2014 and 2013, respectively.

Item 8:  Financial Statements and Supplementary Data

146    CIT ANNUAL REPORT 2014

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 28 — PARENT COMPANY FINANCIAL STATEMENTS

The following tables present the Parent Company only financial statements:

Condensed Parent Company Only Balance Sheet (dollars in millions)

	December 31, 2014	December 31, 2013
Assets:
Cash and deposits	$1,432.6	$1,533.5
Cash held at bank subsidiary	20.3	62.0
Securities purchased under agreements to resell	650.0	–
Investment securities	1,104.2	2,096.6
Receivables from nonbank subsidiaries	10,735.2	12,871.1
Receivables from bank subsidiaries	321.5	5.6
Investment in nonbank subsidiaries	6,600.1	6,533.4
Investment in bank subsidiaries	2,716.4	2,599.6
Goodwill	334.6	334.6
Other assets	1,625.2	853.2
Total Assets	$25,540.1	$26,889.6
Liabilities and Equity:
Long-term borrowings	$11,932.4	$12,531.6
Liabilities to nonbank subsidiaries	3,924.1	4,840.9
Other liabilities	614.7	678.3
Total Liabilities	16,471.2	18,050.8
Total Stockholders’ Equity	9,068.9	8,838.8
Total Liabilities and Equity	$25,540.1	$26,889.6

Condensed Parent Company Only Statements of Operations and Comprehensive Income (dollars in millions)

	Years Ended December 31,
	2014	2013	2012
Income
Interest income from nonbank subsidiaries	$560.3	$636.6	$737.6
Interest and dividends on interest bearing deposits and investments	1.4	2.0	2.6
Dividends from nonbank subsidiaries	526.8	551.1	834.0
Other income from subsidiaries	(23.0)	50.8	181.0
Other income	103.8	(4.6)	(37.7)
Total income	1,169.3	1,235.9	1,717.5
Expenses
Interest expense	(649.6)	(686.9)	(2,345.9)
Interest expense on liabilities to subsidiaries	(166.4)	(199.6)	(293.6)
Other expenses	(199.4)	(220.4)	(242.3)
Total expenses	(1,015.4)	(1,106.9)	(2,881.8)
Income (loss) before income taxes and equity in undistributed net income of subsidiaries	153.9	129.0	(1,164.3)
Benefit for income taxes	769.6	367.9	482.2
Income (loss) before equity in undistributed net income of subsidiaries	923.5	496.9	(682.1)
Equity in undistributed net income of bank subsidiaries	83.8	95.9	41.3
Equity in undistributed net income of nonbank subsidiaries	122.7	82.9	48.5
Net income (loss)	1,130.0	675.7	(592.3)
Other Comprehensive income (loss), net of tax	(60.3)	4.1	4.9
Comprehensive income (loss)	$1,069.7	$679.8	$(587.4)

CIT ANNUAL REPORT 2014    147

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Parent Company Only Statements of Cash Flows (dollars in millions)

	Years Ended December 31,
	2014	2013	2012
Cash Flows From Operating Activities:
Net income (loss)	$1,130.0	$675.7	$(592.3)
Equity in undistributed earnings of subsidiaries	(206.5)	(178.8)	(89.8)
Other operating activities, net	(735.4)	(88.2)	1,524.3
Net cash flows provided by operations	188.1	408.7	842.2
Cash Flows From Investing Activities:
(Increase) decrease in investments and advances to subsidiaries	(92.6)	21.0	4,053.1
Decrease (Increase) in Investment securities	342.3	(1,346.2)	89.1
Net cash flows provided by (used in) investing activities	249.7	(1,325.2)	4,142.2
Cash Flows From Financing Activities:
Proceeds from the issuance of term debt	991.3	735.2	9,750.0
Repayments of term debt	(1,603.0)	(60.5)	(15,239.8)
Repurchase of common stock	(775.5)	(193.4)	–
Dividends paid	(95.3)	(20.1)	–
Net change in liabilities to subsidiaries	902.1	728.2	(1,139.5)
Net cash flows (used in) provided by financing activities	(580.4)	1,189.4	(6,629.3)
Net (decrease) increase in unrestricted cash and cash equivalents	(142.6)	272.9	(1,644.9)
Unrestricted cash and cash equivalents, beginning of period	1,595.5	1,322.6	2,967.5
Unrestricted cash and cash equivalents, end of period	$1,452.9	$1,595.5	$1,322.6

Item 8:  Financial Statements and Supplementary Data

148    CIT ANNUAL REPORT 2014

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 29 — SELECTED QUARTERLY FINANCIAL DATA

The following data has been adjusted for discontinued operation presentation and the classification of railcar maintenance expenses.

Selected Quarterly Financial Data (dollars in millions)
	Unaudited
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
For the year ended December 31, 2014
Interest income	$306.2	$308.3	$309.8	$302.2
Interest expense	(276.9)	(275.2)	(262.2)	(271.9)
Provision for credit losses	(15.0)	(38.2)	(10.2)	(36.7)
Rental income on operating leases	546.5	535.0	519.6	491.9
Other income	116.4	24.2	93.7	71.1
Depreciation on operating lease equipment	(153.2)	(156.4)	(157.3)	(148.8)
Maintenance and other operating lease expenses	(49.7)	(46.5)	(49.0)	(51.6)
Operating expenses	(248.8)	(234.5)	(225.0)	(233.5)
Loss on debt extinguishment	(3.1)	–	(0.4)	–
Benefit (provision) for income taxes	28.3	401.2	(18.1)	(13.5)
Net income attributable to noncontrolling interests, after tax	1.3	(2.5)	(5.7)	5.7
Income (loss) from discontinued operation, net of taxes	(1.0)	(0.5)	51.7	2.3
Net income	$251.0	$514.9	$246.9	$117.2
Net income per diluted share	$1.37	$2.76	$1.29	$0.59
For the year ended December 31, 2013
Interest income	$307.2	$306.4	$319.1	$322.5
Interest expense	(267.5)	(256.7)	(262.6)	(274.1)
Provision for credit losses	(14.4)	(16.4)	(14.6)	(19.5)
Rental income on operating leases	463.8	472.9	484.3	476.4
Other income	127.6	104.5	79.2	70.0
Depreciation on operating lease equipment	(139.5)	(134.2)	(133.6)	(133.3)
Maintenance and other operating lease expenses	(39.0)	(41.4)	(40.3)	(42.4)
Operating expenses	(284.4)	(228.8)	(226.1)	(230.9)
Provision for income taxes	(28.6)	(13.2)	(29.3)	(12.8)
Net income attributable to noncontrolling interests, after tax	(2.2)	(0.2)	(0.5)	(3.0)
Income from discontinued operation, net of taxes	6.9	6.7	8.0	9.7
Net income	$129.9	$199.6	$183.6	$162.6
Net income per diluted share	$0.65	$0.99	$0.91	$0.81

CIT ANNUAL REPORT 2014    149

Item 9. Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure

None

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision of and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2014. Based on such evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER EXTERNAL FINANCIAL REPORTING

Management of CIT is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over external financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over external financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over external financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management of CIT, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the Company’s internal control over external financial reporting as of December 31, 2014 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013). Management concluded that the Company’s internal control over external financial reporting was effective as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013).

The effectiveness of the Company’s internal control over external financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

Item 9:  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

150    CIT ANNUAL REPORT 2014

PART THREE

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by Item 10 is incorporated by reference from the information under the captions “Directors”, “Corporate Governance” and “Executive Officers” in our Proxy Statement for our 2015 annual meeting of stockholders.

Item 11. Executive Compensation

The information called for by Item 11 is incorporated by reference from the information under the captions “Director Compensation”, “Executive Compensation”, including “Compensation Discussion and Analysis” and “2014 Compensation Committee Report” in our Proxy Statement for our 2015 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters

The information called for by Item 12 is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for our 2015 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 is incorporated by reference from the information under the captions “Corporate Governance-Director Independence” and “Related Person Transactions Policy” in our Proxy Statement for our 2015 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services

The information called for by Item 14 is incorporated by reference from the information under the caption “Proposal 2 — Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement for our 2015 annual meeting of stockholders.

CIT ANNUAL REPORT 2014    151

PART FOUR

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed with the Securities and Exchange Commission as part of this report (see Item 8):

1.	The following financial statements of CIT and Subsidiaries:
Report of Independent Registered Public Accounting Firm Consolidated Balance Sheets at December 31, 2014 and December 31, 2013.
Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012.
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012.
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012.
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

4.3
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

4.4
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

4.5
Form of Aircraft Head Lease between Madeleine Leasing Limited, as lessor, and CIT Aerospace International, as head lessee, relating to certain Export Credit Agency sponsored secured financings of aircraft and related assets during the 2008 and 2009 fiscal years (incorporated by reference to Exhibit 4.14 to Form 10-K filed March 10, 2011).

Item 15:  Exhibits and Financial Statement Schedules

152    CIT ANNUAL REPORT 2014

4.6
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

4.7
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

4.8
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

4.9
Form of Aircraft Head Lease between Jessica Leasing Limited, as lessor, and CIT Aerospace International, as head lessee, relating to certain Export Credit Agency sponsored secured financings of aircraft and related assets during the 2010 fiscal year (incorporated by reference to Exhibit 4.18 to Form 10-K filed March 10, 2011).

4.10
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

4.11	Indenture, dated as of March 30, 2011, between CIT Group Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed June 30, 2011).
4.12
First Supplemental Indenture, dated as of March 30, 2011, between CIT Group Inc., the Guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee (including the Form of 5.250% Note due 2014 and the Form of 6.625% Note due 2018) (incorporated by reference to Exhibit 4.2 to Form 8-K filed June 30, 2011).

4.13
Third Supplemental Indenture, dated as of February 7, 2012, between CIT Group Inc., the Guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee (including the Form of Notes) (incorporated by reference to Exhibit 4.4 of Form 8-K dated February 13, 2012).

4.14
Registration Rights Agreement, dated as of February 7, 2012, among CIT Group Inc., the Guarantors named therein, and JP Morgan Securities LLC, as representative for the initial purchasers named therein (incorporated by reference to Exhibit 10.1 of Form 8-K dated February 13, 2012).

4.15
Amended and Restated Revolving Credit and Guaranty Agreement, dated as of January 27, 2014 among CIT Group Inc., certain subsidiaries of CIT Group Inc., as Guarantors, the Lenders party thereto from time to time and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 28, 2014).

4.16
Indenture, dated as of March 15, 2012, among CIT Group Inc., Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, security registrar and authenticating agent (incorporated by reference to Exhibit 4.1 of Form 8-K filed March 16, 2012).

4.17
First Supplemental Indenture, dated as of March 15, 2012, among CIT Group Inc., Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, security registrar and authenticating agent (including the Form of 5.25% Senior Unsecured Note due 2018) (incorporated by reference to Exhibit 4.2 of Form 8-K filed March 16, 2012).

CIT ANNUAL REPORT 2014    153

4.18
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

4.19
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

4.20
Fourth Supplemental Indenture, dated as of August 1, 2013, among CIT Group Inc., Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, security registrar and authenticating agent (including the Form of 5.00% Senior Unsecured Note due 2023) (incorporated by reference to Exhibit 4.2 to Form 8-K filed August 1, 2013).

4.21
Fifth Supplemental Indenture, dated as of February 19, 2014, among CIT Group Inc., Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, security registrar and authenticating agent (including the Form of 3.875% Senior Unsecured Note due 2019) (incorporated by reference to Exhibit 4.2 to Form 8-K filed February 19, 2014).

10.1*	Amended and Restated CIT Group Inc. Long-Term Incentive Plan (as amended and restated effective December 10, 2009) (incorporated by reference to Exhibit 4.1 to Form S-8 filed January 11, 2010).
10.2*	CIT Group Inc. Supplemental Retirement Plan (As Amended and Restated Effective as of January 1, 2008) (incorporated by reference to Exhibit 10.27 to Form 10-Q filed May 12, 2008).
10.3*	CIT Group Inc. Supplemental Savings Plan (As Amended and Restated Effective as of January 1, 2008) (incorporated by reference to Exhibit 10.28 to Form 10-Q filed May 12, 2008).
10.4*	New Executive Retirement Plan of CIT Group Inc. (As Amended and Restated as of January 1, 2008) (incorporated by reference to Exhibit 10.29 to Form 10-Q filed May 12, 2008).
10.5*	Form of CIT Group Inc. Three Year Stock Salary Award Agreement, dated February 8, 2010 (incorporated by reference to Exhibit 10.2 to Form 8-K filed February 8, 2010).
10.6*	Form of CIT Group Inc. Long-term Incentive Plan Stock Option Award Agreement (One Year Vesting) (incorporated by reference to Exhibit 10.35 to Form 10-Q filed August 9, 2010).
10.7*	Form of CIT Group Inc. Long-term Incentive Plan Stock Option Award Agreement (Three Year Vesting) (incorporated by reference to Exhibit 10.36 to Form 10-Q filed August 9, 2010).
10.8*	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Award Agreement (Three Year Vesting) (incorporated by reference to Exhibit 10.38 to Form 10-Q filed August 9, 2010).
10.9*	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Unit Director Award Agreement (Initial Grant) (incorporated by reference to Exhibit 10.39 to Form 10-Q filed August 9, 2010).
10.10*	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Unit Director Award Agreement (Annual Grant) (incorporated by reference to Exhibit 10.40 to Form 10-Q filed August 9, 2010).
10.11*	Amended and Restated Employment Agreement, dated as of May 7, 2008, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.35 to Form 10-K filed March 2, 2009).
10.12*	Amendment to Employment Agreement, dated December 22, 2008, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.37 to Form 10-K filed March 2, 2009).
10.13*	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (with Good Reason) (incorporated by reference to Exhibit 10.33 of Form 10-Q filed August 9, 2011).
10.14*	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (without Good Reason) (incorporated by reference to Exhibit 10.34 of Form 10-Q filed August 9, 2011).
10.15**
Airbus A320 NEO Family Aircraft Purchase Agreement, dated as of July 28, 2011, between Airbus S.A.S. and C.I.T. Leasing Corporation (incorporated by reference to Exhibit 10.35 of Form 10-Q/A filed February 1, 2012).

10.16**
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

Item 15:  Exhibits and Financial Statement Schedules

154    CIT ANNUAL REPORT 2014

10.17**
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

10.18**
ISDA Master Agreement and Credit Support Annex, each dated June 6, 2008, between CIT Financial Ltd. and Goldman Sachs International related to a $1.5 billion securities based financing facility (incorporated by reference to Exhibit 10.34 to Form 10-Q filed August 11, 2008).

10.19	Form of CIT Group Inc. Long-Term Incentive Plan Performance Stock Unit Award Agreement (with Good Reason) (incorporated by reference to Exhibit 10.36 to Form 10-Q filed May 10, 2012).
10.20	Form of CIT Group Inc. Long-Term Incentive Plan Performance Stock Unit Award Agreement (without Good Reason) (incorporated by reference to Exhibit 10.37 to Form 10-Q filed May 10, 2012).
10.21*
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

10.24*	CIT Employee Severance Plan (Effective as of November 6, 2013) (incorporated by reference to Exhibit 10.37 in Form 10-Q filed November 6, 2013).
10.25
Stockholders Agreement, by and among CIT Group Inc. and the parties listed on the signature pages thereto, dated as of July 21, 2014 (incorporated by reference to Exhibit 10.1 to Form 8-K filed July 25, 2014).

10.26*
Retention Letter Agreement, dated July 21, 2014, between CIT Group Inc. and Nelson Chai and Attached Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to Form 8-K filed July 25, 2014).

10.27*	Extension to Term of Employment Agreement, dated January 2, 2014, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.33 to Form 10-Q filed August 6, 2014).
10.28*	Amendment to Employment Agreement, dated July 14, 2014, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Form 8-K filed July 16, 2014).
10.29*	Extension to Employment Agreement, dated January 16, 2015, between C.I.T. Leasing Corporation and C. Jeffrey Knittel (filed herein).
10.30*	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (with Performance Based Vesting) (2013) (filed herein).
10.31*	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (with Performance-Based Vesting) (2013) (Executives with Employment Agreements) (filed herein).
10.32	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (with Performance Based Vesting) (2014) (filed herein).
10.33	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (with Performance Based Vesting) (2014) (Executives with Employment Agreements) (filed herein).
12.1	CIT Group Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges.
21.1	Subsidiaries of CIT Group Inc.
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Powers of Attorney.
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

32.1***	Certification of John A. Thain pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CIT ANNUAL REPORT 2014    155

32.2***	Certification of Scott T. Parker pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS
XBRL Instance Document (Includes the following financial information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.)

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

156    CIT ANNUAL REPORT 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIT GROUP INC.
February 20, 2015	By: /s/ John A. Thain
John A. Thain
Chairman and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 20, 2015 in the capacities indicated below.

NAME	NAME

/s/ John A. Thain	Gerald Rosenfeld*
John A. Thain Chairman and Chief Executive Officer and Director	Gerald Rosenfeld Director

Ellen R. Alemany*	Sheila A. Stamps*
Ellen R. Alemany Director	Sheila A. Stamps Director

Michael J. Embler*	Seymour Sternberg*
Michael J. Embler Director	Seymour Sternberg Director

William M. Freeman*	Peter J. Tobin*
William M. Freeman Director	Peter J. Tobin Director

David M. Moffett*	Laura S. Unger*
David M. Moffett Director	Laura S. Unger Director

R. Brad Oates*	/s/ Scott T. Parker
R. Brad Oates Director	Scott T. Parker Executive Vice President and Chief Financial Officer

Marianne Miller Parrs*	/s/ E. Carol Hayles
Marianne Miller Parrs Director	E. Carol Hayles Executive Vice President and Controller

John A. Ryan*	/s/ James P. Shanahan
John R. Ryan Director	James P. Shanahan Senior Vice President, Chief Regulatory Counsel, Attorney-in-Fact

*	Original powers of attorney authorizing Robert J. Ingato, Christopher H. Paul, and James P. Shanahan and each of them to sign on behalf of the above-mentioned directors are held by the Corporation and available for examination by the Securities and Exchange Commission pursuant to Item 302(b) of Regulation S-T.