Form 10-Q
period 2015-03-31
CIT GROUP INC
filed 2015-05-07
CIK 1171825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X|	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2015	| |	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-31369

CIT GROUP INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-1051192 (IRS Employer Identification Number)

11 West 42nd Street New York, New York (Address of Registrant’s principal executive offices)	10036 (Zip Code)

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

As of April 30, 2015 there were 174,050,771 shares of the registrant’s common stock outstanding.

Table of Contents   1

Part One—Financial Information

ITEM 1. Consolidated Financial Statements

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited) (dollars in millions – except share data)

	March 31, 2015	December 31, 2014
Assets
Cash and due from banks, including restricted balances of $223.2 and $374.0 at March 31, 2015 and December 31, 2014(1), respectively	$913.6	$878.5
Interest bearing deposits, including restricted balances of $597.1 and $590.2 at March 31, 2015 and December 31, 2014(1), respectively	5,393.3	6,241.2
Securities purchased under agreements to resell	450.0	650.0
Investment securities	1,347.4	1,550.3
Assets held for sale(1)	1,051.9	1,218.1
Loans (see Note 7 for amounts pledged)	19,429.3	19,495.0
Allowance for loan losses	(356.5)	(346.4)
Total loans, net of allowance for loan losses(1)	19,072.8	19,148.6
Operating lease equipment, net (see Note 7 for amounts pledged)(1)	14,887.8	14,930.4
Unsecured counterparty receivable	537.1	559.2
Goodwill	563.6	571.3
Other assets, including $199.4 and $168.0 at March 31, 2015 and December 31, 2014(1), respectively, at fair value	2,198.5	2,132.4
Total Assets	$46,416.0	$47,880.0
Liabilities
Deposits	$16,758.1	$15,849.8
Credit balances of factoring clients	1,505.3	1,622.1
Other liabilities, including $67.5 and $62.3 at March 31, 2015 and December 31, 2014, respectively, at fair value	2,735.2	2,888.8
Long-term borrowings, including $1,848.0 and $3,053.3 contractually due within twelve months at March 31, 2015 and December 31, 2014, respectively	16,658.3	18,455.8
Total Liabilities	37,656.9	38,816.5
Stockholders’ Equity
Common stock: $0.01 par value, 600,000,000 authorized
Issued: 204,251,175 and 203,127,291 at March 31, 2015 and December 31, 2014, respectively	2.0	2.0
Outstanding: 174,279,787 and 180,920,575 at March 31, 2015 and December 31, 2014, respectively
Paid-in capital	8,598.0	8,603.6
Retained earnings	1,692.3	1,615.7
Accumulated other comprehensive loss	(163.1)	(133.9)
Treasury stock: 29,971,388 and 22,206,716 shares at March 31, 2015 and December 31, 2014, respectively, at cost	(1,370.6)	(1,018.5)
Total Common Stockholders’ Equity	8,758.6	9,068.9
Noncontrolling minority interests	0.5	(5.4)
Total Equity	8,759.1	9,063.5
Total Liabilities and Equity	$46,416.0	$47,880.0

(1)	The following table presents information on assets and liabilities related to Variable Interest Entities (VIEs) that are consolidated by the Company. The difference between VIE total assets and total liabilities represents the Company’s interest in those entities, which were eliminated in consolidation. The assets of the consolidated VIEs will be used to settle the liabilities of those entities and, except for the Company’s interest in the VIEs, are not available to the creditors of CIT or any affiliates of CIT.

Assets
Cash and interest bearing deposits, restricted	$380.3	$537.3
Assets held for sale	132.5	–
Total loans, net of allowance for loan losses	3,398.5	3,619.2
Operating lease equipment, net	4,266.0	4,219.7
Other	6.5	10.0
Total Assets	$8,183.8	$8,386.2
Liabilities
Beneficial interests issued by consolidated VIEs (classified as long-term borrowings)	$4,966.9	$5,331.5
Total Liabilities	$4,966.9	$5,331.5

The accompanying notes are an integral part of these consolidated financial statements.

2   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (dollars in millions – except per share data)

	Quarters Ended March 31,
	2015	2014
Interest income
Interest and fees on loans	$272.4	$293.4
Interest and dividends on interest bearing deposits and investments	8.6	8.8
Interest income	281.0	302.2
Interest expense
Interest on long-term borrowings	(202.3)	(220.0)
Interest on deposits	(69.0)	(51.9)
Interest expense	(271.3)	(271.9)
Net interest revenue	9.7	30.3
Provision for credit losses	(34.6)	(36.7)
Net interest revenue, after credit provision	(24.9)	(6.4)
Non-interest income
Rental income on operating leases	530.6	491.9
Other income	86.4	71.1
Total non-interest income	617.0	563.0
Total revenue, net of interest expense and credit provision	592.1	556.6
Other expenses
Depreciation on operating lease equipment	(156.8)	(148.8)
Maintenance and other operating lease expenses	(46.1)	(51.6)
Operating expenses	(241.6)	(233.5)
Total other expenses	(444.5)	(433.9)
Income from continuing operations before provision for income taxes	147.6	122.7
Provision for income taxes	(44.0)	(13.5)
Income from continuing operations, before attribution of noncontrolling interests	103.6	109.2
Net loss attributable to noncontrolling interests, after tax	0.1	5.7
Income from continuing operations	103.7	114.9
Discontinued Operation
Income from discontinued operation, net of taxes	–	2.3
Net Income	$103.7	$117.2
Basic income per common share
Income from continuing operations	$0.59	$0.59
Income from discontinued operation	–	0.01
Basic income per share	$0.59	$0.60
Diluted income per common share
Income from continuing operations	$0.59	$0.58
Income from discontinued operation	–	0.01
Diluted income per share	$0.59	$0.59
Average number of common shares (thousands)
Basic	176,260	196,089
Diluted	177,072	197,047
Dividends declared per common share	$0.15	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

Item 1.   Consolidated Financial Statements  3

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited) (dollars in millions)

	Quarters Ended March 31,
	2015	2014
Income from continuing operations, before attribution of noncontrolling interests	$103.6	$109.2
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(28.4)	(4.3)
Net unrealized gains (losses) on available for sale securities	(0.4)	0.3
Changes in benefit plans net gain (loss) and prior service (cost)/credit	(0.4)	1.6
Other comprehensive loss, net of tax	(29.2)	(2.4)
Comprehensive income before noncontrolling interests and discontinued operation	74.4	106.8
Comprehensive income attributable to noncontrolling interests	0.1	5.7
Income from discontinued operation, net of taxes	–	2.3
Comprehensive income	$74.5	$114.8

The accompanying notes are an integral part of these consolidated financial statements.

4   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (dollars in millions)

	Common Stock	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Minority Interests	Total Equity
December 31, 2014	$2.0	$8,603.6	$1,615.7	$(133.9)	$(1,018.5)	$(5.4)	$9,063.5
Net income (loss)			103.7			(0.1)	103.6
Other comprehensive loss, net of tax				(29.2)			(29.2)
Dividends paid			(27.1)				(27.1)
Amortization of restricted stock, stock option and performance shares expenses and shares withheld to cover taxes upon vesting		20.5			(20.4)		0.1
Repurchase of common stock					(331.7)		(331.7)
Employee stock purchase plan		0.4					0.4
Purchase of noncontrolling interest and distribution of earnings and capital		(26.5)				6.0	(20.5)
March 31, 2015	$2.0	$8,598.0	$1,692.3	$(163.1)	$(1,370.6)	$0.5	$8,759.1

December 31, 2013	$2.0	$8,555.4	$581.0	$(73.6)	$(226.0)	$11.2	$8,850.0
Net income (loss)			117.2			(5.7)	111.5
Other comprehensive loss, net of tax				(2.4)			(2.4)
Dividends paid			(19.8)				(19.8)
Amortization of restricted stock, stock option and performance shares expenses and shares withheld to cover taxes upon vesting		14.0			(16.5)		(2.5)
Repurchase of common stock					(135.6)		(135.6)
Employee stock purchase plan		0.3					0.3
Distribution of earnings and capital						0.3	0.3
March 31, 2014	$2.0	$8,569.7	$678.4	$(76.0)	$(378.1)	$5.8	$8,801.8

The accompanying notes are an integral part of these consolidated financial statements.

Item 1.   Consolidated Financial Statements  5

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (dollars in millions)

	Quarters Ended March 31,
	2015	2014
Cash Flows From Operations
Net income	$103.7	$117.2
Adjustments to reconcile net income to net cash flows from operations:
Provision for credit losses	34.6	36.7
Net depreciation, amortization and (accretion)	166.6	163.2
Net gains on equipment, receivable and investment sales	(29.2)	(14.4)
Provision for deferred income taxes	21.2	3.4
Increase in finance receivables held for sale	(74.7)	(12.8)
Increase in other assets	(59.9)	(4.2)
Decrease in accrued liabilities and payables	(95.1)	(62.2)
Net cash flows provided by operations	67.2	226.9
Cash Flows From Investing Activities
Loans originated and purchased	(3,034.0)	(4,044.4)
Principal collections of loans	2,980.6	3,618.9
Purchases of investment securities	(3,108.0)	(3,262.4)
Proceeds from maturities of investment securities	3,510.8	3,642.7
Proceeds from asset and receivable sales	544.9	484.1
Purchases of assets to be leased and other equipment	(408.2)	(734.6)
Net decrease in short-term factoring receivables	(112.3)	(118.3)
Acquisitions, net of cash received	–	(245.5)
Net change in restricted cash	143.8	(1,365.2)
Net cash flows provided by (used in) investing activities	517.6	(2,024.7)
Cash Flows From Financing Activities
Proceeds from the issuance of term debt	519.8	1,136.7
Repayments of term debt	(2,294.8)	(578.5)
Net increase in deposits	908.4	663.4
Collection of security deposits and maintenance funds	165.2	137.5
Use of security deposits and maintenance funds	(173.0)	(128.5)
Repurchase of common stock	(331.7)	(135.6)
Dividends paid	(27.1)	(19.8)
Purchase of noncontrolling interest	(20.5)	–
Net cash flows (used in) provided by financing activities	(1,253.7)	1,075.2
Decrease in unrestricted cash and cash equivalents	(668.9)	(722.6)
Unrestricted cash and cash equivalents, beginning of period	6,155.5	5,081.1
Unrestricted cash and cash equivalents, end of period	$5,486.6	$4,358.5
Supplementary Cash Flow Disclosure
Interest paid	$(324.3)	$(299.5)
Federal, foreign, state and local income taxes paid, net	$(14.0)	$(6.6)
Supplementary Non Cash Flow Disclosure
Transfer of assets from held for investment to held for sale	$239.4	$464.4
Transfer of assets from held for sale to held for investment	$0.7	$31.0

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

These consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial information and accordingly do not include all information and note disclosures required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. The financial statements in this Form 10-Q have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of CIT’s financial position, results of operations and cash flows in accordance with GAAP. These consolidated financial statements should be read in conjunction with our current Form 10-K on file.

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

Revision

In preparing the financial statements for the quarter ended March 31, 2015, the Company discovered and corrected an immaterial error impacting the disclosure of Unearned income in the amount of approximately $170 million as of December 31, 2014.

NEW ACCOUNTING PRONOUNCEMENTS

Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement

The FASB issued an amendment to U.S. GAAP on April 15, 2015, to explain how businesses and other organizations should account for the fees for purchasing cloud computing services. The changes in Accounting Standards Update (“ASU”) No. 2015-05, Intangibles: Goodwill and Other: Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, add to the guidance for intangible assets to help businesses and other organizations determine whether a cloud computing agreement includes a software license or should be considered as a service agreement.

The amendments to FASB ASC 350-40, Intangibles: Goodwill and Other: Internal-Use Software: Scope and Scope Exceptions, formerly AICPA Statement of Position (“SOP”) No. 98-1, state that the portion of a cloud computing agreement that includes a software license should be accounted for in a manner that is consistent with other software licenses. An arrangement that does not include a software license should be accounted for as a service contract.

Public companies have to apply the amendment for fiscal years that start after December 15, 2015. Companies will have to apply the changes in their first-quarter reports for 2016, but can elect to early adopt ahead of the effective date. CIT is currently evaluating the impact of adopting this ASU.

Item 1.   Consolidated Financial Statements  7

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Debt Issuance Costs

On April 7, 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount.

Debt issuance costs are specific incremental costs, other than those paid to the lender, that are directly attributable to issuing a debt instrument (i.e., third party costs). Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as a deferred charge (i.e., an asset).

For public business entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis. The adoption of this guidance is not expected to have a significant impact on CIT’s financial statements or disclosures.

Amendments to the Consolidation Analysis

The FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, in February 2015 to improve targeted areas of the consolidation standard and reduce the number of consolidation models. The new guidance changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity (“VIE”), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. It also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities.

The Board changed the way the voting rights characteristic in the VIE scope determination is evaluated for corporations, which may significantly impact entities for which decision making rights are conveyed though a contractual arrangement.

Under ASU 2015-02:

■	More limited partnerships and similar entities will be evaluated for consolidation under the revised consolidation requirements that apply to VIEs.

■	Fees paid to a decision maker or service provider are less likely to be considered a variable interest in a VIE.

■	Variable interests in a VIE held by related parties of a reporting enterprise are less likely to require the reporting enterprise to consolidate the VIE.

■	There is a new approach for determining whether equity at-risk holders of entities that are not similar to limited partnerships have power to direct the entity’s key activities when the entity has an outsourced manager whose fee is a variable interest.

■	The deferral of consolidation requirements for certain investment companies and similar entities of the VIE in ASU 2009-17 is eliminated.

The anticipated impacts of the new update include:

■	A new consolidation analysis is required for VIEs, including many limited partnerships and similar entities that previously were not considered VIEs.

■	It is less likely that the general partner or managing member of limited partnerships and similar entities will be required to consolidate the entity when the other investors in the entity lack both participating rights and kick-out rights.

■	Limited partnerships and similar entities that are not VIEs will not be consolidated by the general partner.

■	It is less likely that decision makers or service providers involved with a VIE will be required to consolidate the VIE.

■	Entities for which decision making rights are conveyed through a contractual arrangement are less likely to be considered VIEs.

■	Reporting enterprises with interests in certain investment companies and similar entities that are considered VIEs will no longer evaluate those entities for consolidation based on majority exposure to variability.

The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015 (i.e. January 1, 2016). Early adoption is allowed, including early adoption in an interim period. A reporting enterprise is permitted to apply either a modified retrospective approach or full retrospective application. CIT is currently evaluating the impact of adopting this ASU.

Extraordinary and Unusual Items

The FASB issued ASU 2015-01, Extraordinary and Unusual Items, in January 2015 as part of FASB’s simplification initiative, which eliminates the concept of extraordinary item and the need for entities to evaluate whether transactions or events are both unusual in nature and infrequently occurring.

The ASU precludes (1) segregating an extraordinary item from the results of ordinary operations; (2) presenting separately an extraordinary item on the income statement,

8   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

net of tax, after income from continuing operations; and (3) disclosing income taxes and earnings-per-share data applicable to an extraordinary item. However, the ASU does not affect the reporting and disclosure requirements for an event or transaction that is unusual in nature or that occurs infrequently. So, although the Company will no longer need to determine whether a transaction or event is both unusual in nature and infrequently occurring, CIT will still need to assess whether items are unusual in nature or infrequent to determine if the additional presentation and disclosure requirements for these items apply.

For all entities, ASU 2015-01 is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. Early adoption is permitted if the guidance is applied as of the beginning of the annual period of adoption. Adoption of this guidance is not expected to have a significant impact on CIT’s financial statements or disclosures.

Revenue Recognition

The FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, in June 2014, which will supersede virtually all of the revenue recognition guidance in GAAP, except as it relates to lease accounting.

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

The FASB has set an effective date of fiscal years beginning after December 15, 2016 for public entities. Public companies that choose full retrospective application will need to apply the standard to amounts they report for 2015 and 2016 on the face of their 2017 financial statements. In April 2015, the FASB voted to release a proposal to offer an extra year for public companies and two years for private companies to comply with the standard. CIT is required to adopt the ASU and is currently reviewing the impact of adoption and has not determined the effect of the standard on its ongoing financial reporting.

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

NOTE 2 — DISCONTINUED OPERATION

Student Lending Business Disposition

On April 25, 2014, the Company completed the sale of its student lending business, along with certain secured debt and servicing rights. As a result, the student lending business is reported as a discontinued operation for 2014.

The operating results are presented separately in the Company’s Consolidated Financial Statements. There were no assets or liabilities related to the discontinued operation at March 31, 2015 or December 31, 2014.

Interest expense allocated to the discontinued operation corresponded to debt of approximately $3.2 billion, net of $224 million of Fresh Start Accounting (“FSA”) discount. Salaries and general operating expenses included in discontinued operation consisted of direct expenses of the student lending business that were separate from ongoing CIT operations and did not continue subsequent to disposal.

Summarized financial information for the discontinued business is shown below.

Operating Results of Discontinued Operation (dollars in millions)

Quarter Ended March 31, 2014
Interest income	$21.2
Interest expense	(19.0)
Other income	3.0
Operating expenses	(2.2)
Income from discontinued operation before provision for income taxes	3.0
Provision for income taxes	(0.7)
Income from discontinued operation, net of taxes	$2.3

NOTE 3 — LOANS

Finance receivables consist of the following:

Finance Receivables by Product (dollars in millions)

	March 31, 2015	December 31, 2014
Loans	$14,384.9	$14,398.2
Direct financing leases and leveraged leases	5,044.4	5,096.8
Finance receivables	19,429.3	19,495.0
Finance receivables held for sale	773.2	779.9
Finance receivables and held for sale receivables(1)	$20,202.5	$20,274.9

(1)	Assets held for sale on the Balance Sheet includes finance receivables and operating lease equipment. As discussed in subsequent tables, since the Company manages the credit risk and collections of finance receivables held for sale consistently with its finance receivables held for investment, the aggregate amount is presented in this table.

10   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents finance receivables by segment, based on obligor location:

Finance Receivables (dollars in millions)

	March 31, 2015			December 31, 2014
	Domestic	Foreign	Total	Domestic	Foreign	Total
Transportation & International Finance	$797.1	$2,771.4	$3,568.5	$812.6	$2,746.3	$3,558.9
North American Commercial Finance	14,666.0	1,194.8	15,860.8	14,645.1	1,290.9	15,936.0
Non-Strategic Portfolios	–	–	–	–	0.1	0.1
Total	$15,463.1	$3,966.2	$19,429.3	$15,457.7	$4,037.3	$19,495.0

The following table presents selected components of the net investment in finance receivables.

Components of Net Investment in Finance Receivables (dollars in millions)

	March 31, 2015	December 31, 2014
Unearned income	$(1,026.8)	$(1,037.8)
Unamortized (discounts)	(20.3)	(22.0)
Net unamortized deferred costs and (fees)	53.1	48.5

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

The definitions of these ratings are as follows:

■	Pass – finance receivables in this category do not meet the criteria for classification in one of the categories below.

■	Special mention – a special mention asset exhibits potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects.

■	Classified – a classified asset ranges from: (1) assets that exhibit a well-defined weakness and are inadequately protected by the current sound worth and paying capacity of the borrower, and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected to (2) assets with weaknesses that make collection or liquidation in full unlikely on the basis of current facts, conditions, and values. Assets in this classification can be accruing or on non-accrual depending on the evaluation of these factors.

Item 1.   Consolidated Financial Statements  11

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Finance and Held for Sale Receivables — By Risk Rating (dollars in millions)

	Transportation & International Finance		North American Commercial Finance
Grade:	Transportation Finance	International Finance	Corporate Finance	Equipment Finance	Real Estate Finance	Commercial Services	Subtotal	Non-Strategic Portfolios	Total
March 31, 2015
Pass	$2,902.1	$804.3	$6,000.1	$4,146.5	$1,770.5	$2,064.6	$17,688.1	$241.4	$17,929.5
Special mention	36.4	78.4	702.9	323.7	43.4	310.3	1,495.1	13.7	1,508.8
Classified – accruing	24.6	76.8	138.1	164.8	–	167.8	572.1	8.6	580.7
Classified – non-accrual	0.1	39.1	44.5	71.1	–	–	154.8	28.7	183.5
Total	$2,963.2	$998.6	$6,885.6	$4,706.1	$1,813.9	$2,542.7	$19,910.1	$292.4	$20,202.5
December 31, 2014
Pass	$2,895.9	$820.2	$6,199.0	$4,129.1	$1,692.0	$2,084.1	$17,820.3	$288.7	$18,109.0
Special mention	12.8	107.9	561.0	337.8	76.6	278.8	1,374.9	18.4	1,393.3
Classified – accruing	44.1	58.0	121.8	180.4	–	197.3	601.6	10.5	612.1
Classified – non-accrual	0.1	37.1	30.9	70.0	–	–	138.1	22.4	160.5
Total	$2,952.9	$1,023.2	$6,912.7	$4,717.3	$1,768.6	$2,560.2	$19,934.9	$340.0	$20,274.9

Past Due and Non-accrual Loans

The table that follows presents portfolio delinquency status, regardless of accrual/non-accrual classification:

Finance and Held for Sale Receivables — Delinquency Status (dollars in millions)

	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater	Total Past Due 30 Days or Greater	Current	Total Finance Receivables
March 31, 2015
Transportation Finance	$5.4	$7.7	$2.9	$16.0	$2,947.2	$2,963.2
International Finance	26.2	7.4	34.1	67.7	930.9	998.6
Corporate Finance	–	–	2.0	2.0	6,883.6	6,885.6
Equipment Finance	88.1	21.6	13.7	123.4	4,582.7	4,706.1
Real Estate Finance	–	–	–	–	1,813.9	1,813.9
Commercial Services	34.1	1.3	0.9	36.3	2,506.4	2,542.7
Sub-total	153.8	38.0	53.6	245.4	19,664.7	19,910.1
Non-Strategic Portfolios	10.7	4.0	17.5	32.2	260.2	292.4
Total	$164.5	$42.0	$71.1	$277.6	$19,924.9	$20,202.5
December 31, 2014
Transportation Finance	$5.2	$1.9	$4.3	$11.4	$2,941.5	$2,952.9
International Finance	43.9	7.0	21.6	72.5	950.7	1,023.2
Corporate Finance	4.4	–	0.5	4.9	6,907.8	6,912.7
Equipment Finance	93.7	32.9	14.9	141.5	4,575.8	4,717.3
Real Estate Finance	–	–	–	–	1,768.6	1,768.6
Commercial Services	62.2	3.3	0.9	66.4	2,493.8	2,560.2
Sub-total	209.4	45.1	42.2	296.7	19,638.2	19,934.9
Non-Strategic Portfolios	16.4	6.9	9.6	32.9	307.1	340.0
Total	$225.8	$52.0	$51.8	$329.6	$19,945.3	$20,274.9

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

Finance Receivables on Non-accrual Status (dollars in millions)

	March 31, 2015			December 31, 2014
	Held for Investment	Held for Sale	Total	Held for Investment	Held for Sale	Total
Transportation Finance	$0.1	$–	$0.1	$0.1	$–	$0.1
International Finance	23.5	15.6	39.1	22.4	14.7	37.1
Corporate Finance	43.0	1.5	44.5	30.9	–	30.9
Equipment Finance	71.1	–	71.1	70.0	–	70.0
Sub-total	137.7	17.1	154.8	123.4	14.7	138.1
Non-Strategic Portfolios	–	28.7	28.7	–	22.4	22.4
Total	$137.7	$45.8	$183.5	$123.4	$37.1	$160.5
Repossessed assets			0.6			0.8
Total non-performing assets			$184.1			$161.3
Total Accruing loans past due 90 days or more			$21.5			$10.3

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

Item 1.   Consolidated Financial Statements  13

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Impaired Loans (dollars in millions)

				Three Months Ended March 31,
	March 31, 2015			2015	2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Average Recorded Investment
With no related allowance recorded:
International Finance	$8.1	$11.4	$–	$9.2	$6.0
Corporate Finance	0.6	0.6	–	0.9	130.6
Equipment Finance	4.4	5.4	–	5.0	6.3
Commercial Services	4.0	4.0	–	4.1	8.8
Non-Strategic Portfolios	–	–	–	–	8.4
With an allowance recorded:
Transportation Finance	–	–	–	–	14.9
International Finance	8.1	8.1	1.4	7.1	–
Corporate Finance	42.5	43.6	13.4	36.1	50.4
Commercial Services	–	–	–	–	3.1
Total Impaired Loans(1)	67.7	73.1	14.8	62.4	228.5
Total Loans Impaired at Convenience Date(2)	0.1	14.7	–	0.7	54.4
Total	$67.8	$87.8	$14.8	$63.1	$282.9

	December 31, 2014			Year Ended December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
With no related allowance recorded:
International Finance	$10.2	$17.0	$–	$10.1
Corporate Finance	1.2	1.2	–	104.9
Equipment Finance	5.6	6.8	–	5.8
Commercial Services	4.2	4.2	–	6.9
Non-Strategic Portfolios	–	–	–	3.4
With an allowance recorded:
Transportation Finance	–	–	–	9.0
International Finance	6.0	6.0	1.0	3.4
Corporate Finance	29.6	34.3	11.4	43.5
Equipment Finance	–	–	–	0.8
Commercial Services	–	–	–	2.8
Total Impaired Loans(1)	56.8	69.5	12.4	190.6
Total Loans Impaired at Convenience date(2)	1.2	15.8	0.5	26.4
Total	$58.0	$85.3	$12.9	$217.0

(1)	Interest income recorded for the three months ended March 31, 2015 and 2014 while the loans were impaired was $0.4 million and $0.7 million, respectively, of which $0 and $0.4 million was interest recognized using the cash-basis method of accounting. Interest income recorded for the year ended December 31, 2014 while the loans were impaired was $10.1 million, of which $0.7 million was interest recognized using the cash-basis method of accounting.

(2)	Details of finance receivables that were identified as impaired at the Convenience Date are presented under Loans and Debt Securities Acquired with Deteriorated Credit Quality.

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

Loans and Debt Securities Acquired with Deteriorated Credit Quality

For purposes of this presentation, the Company is applying the income recognition and disclosure guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality) to finance receivables that were identified as impaired under FSA at the Convenience Date. At March 31, 2015 and December 31, 2014, the carrying amounts approximated $0.1 million and $1 million, respectively, and the outstanding balance approximated $15 million and $16 million, respectively. The outstanding balance represents the sum of contractual principal, interest and fees earned at the reporting date, calculated as pre-FSA net investment plus inception to date charge-offs. The allowance for loan losses on these loans was $0 at March 31, 2015 and $0.5 million at December 31, 2014. See Note 4 — Allowance for Loan Losses.

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

The recorded investment of TDRs at March 31, 2015 and December 31, 2014 was $14.6 million and $17.2 million, of which 72% and 75%, respectively were on non-accrual. North American Commercial Finance receivables accounted for 96% of the total TDRs at March 31, 2015 and 91% at December 31, 2014, and there were $1.0 million and $0.8 million, respectively, of commitments to lend additional funds to borrowers whose loan terms have been modified in TDRs.

Recorded investment related to modifications qualifying as TDRs that occurred during the quarters ended March 31, 2015 and 2014 were $0.7 million and $10.3 million, respectively. The recorded investment of TDRs that experience a payment default (payment default is one missed payment) at the time of default, during the quarters ended March 31, 2015 and 2014, and for which the payment default occurred within one year of the modification totaled $0.3 million in each period. The March 31, 2015 defaults related to Equipment Financing and Non-Strategic Portfolios and all of the March 31, 2014 defaults related primarily to Equipment Financing and Non-Strategic Portfolios.

The financial impact of the various modification strategies that the Company employs in response to borrower difficulties is described below. While the discussion focuses on the 2015 amounts, the overall nature and impact of modification programs were comparable in the prior year.

■	The nature of modifications qualifying as TDR’s based upon recorded investment at March 31, 2015 was comprised of payment deferrals for 34% and covenant relief and/or other for 66%. December 31, 2014 TDR recorded investment was comprised of payment deferrals for 35% and covenant relief and/or other for 65%.

■	Payment deferrals result in lower net present value of cash flows, if not accompanied by additional interest or fees, and increased provision for credit losses to the extent applicable. The financial impact of these modifications is not significant given the moderate length of deferral periods;

■	Interest rate reductions result in lower amounts of interest being charged to the customer, but are a relatively small part of the Company’s restructuring programs. Additionally, in some instances, modifications improve the Company’s economic return through increased interest rates and fees, but are reported as TDRs due to assessments regarding the borrowers’ ability to independently obtain similar funding in the market and assessments of the relationship between modified rates and terms and comparable market rates and terms. The weighted average change in interest rates for all TDRs occurring during the quarters ended March 31, 2015 and 2014 was not significant;

■	Debt forgiveness, or the reduction in amount owed by borrower, results in incremental provision for credit losses, in the form of higher charge-offs. While these types of modifications have the greatest individual impact on the allowance, the amounts of principal forgiveness for TDRs occurring during quarters ended March 31, 2015 and 2014 was not significant, as debt forgiveness is a relatively small component of the Company’s modification programs; and

■	The other elements of the Company’s modification programs that are not TDRs, do not have a significant impact on financial results given their relative size, or do not have a direct financial impact, as in the case of covenant changes.

16   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 4 — ALLOWANCE FOR LOAN LOSSES

Allowance for Loan Losses and Recorded Investment in Finance Receivables (dollars in millions)

	Transportation & International Finance	North American Commercial Finance	Non-Strategic Portfolios	Corporate and Other	Total
Beginning balance – December 31, 2014	$46.8	$299.6	$–	$–	$346.4
Provision for credit losses	10.6	24.0	–	–	34.6
Other(1)	(0.4)	(3.2)	–	–	(3.6)
Gross charge-offs(2)	(3.2)	(23.4)	–	–	(26.6)
Recoveries	1.7	4.0	–	–	5.7
Allowance balance – March 31, 2015	$55.5	$301.0	$–	$–	$356.5
Beginning balance – December 31, 2013	$46.7	$303.8	$5.6	$–	$356.1
Provision for credit losses	12.4	23.2	1.0	0.1	36.7
Other(1)	(0.4)	(4.1)	–	(0.1)	(4.6)
Gross charge-offs(2)	(14.3)	(22.6)	(7.5)	–	(44.4)
Recoveries	1.3	6.6	0.9	–	8.8
Allowance balance – March 31, 2014	$45.7	$306.9	$–	$–	$352.6
Allowance balance:
At March 31, 2015
Loans individually evaluated for impairment	$1.4	$13.4	$–	$–	$14.8
Loans collectively evaluated for impairment	54.1	287.6	–	–	341.7
Loans acquired with deteriorated credit quality(3)	–	–	–	–	–
Allowance balance	$55.5	$301.0	$–	$–	$356.5
Other reserves (1)	$0.5	$36.8	$–	$–	$37.3
At March 31, 2014
Loans individually evaluated for impairment	$0.7	$25.0	$–	$–	$25.7
Loans collectively evaluated for impairment	45.0	280.9	–	–	325.9
Loans acquired with deteriorated credit quality(3)	–	1.0	–	–	1.0
Allowance balance	$45.7	$306.9	$–	$–	$352.6
Other reserves (1)	$0.4	$30.6	$–	$–	$31.0
Finance Receivables:
At March 31, 2015
Loans individually evaluated for impairment	$16.2	$51.5	$–	$–	$67.7
Loans collectively evaluated for impairment	3,552.3	15,809.2	–	–	$19,361.5
Loans acquired with deteriorated credit quality(3)	–	0.1	–	–	0.1
Loans	$3,568.5	$15,860.8	$–	$–	$19,429.3
Percent of loans to total loans	18.4%	81.6%	–	–	100.0%
At March 31, 2014
Loans individually evaluated for impairment	$20.6	$192.4	$6.6	$–	$219.6
Loans collectively evaluated for impairment	3,532.8	14,657.6	107.0	–	18,297.4
Loans acquired with deteriorated credit quality(3)	0.1	52.8	1.8	–	54.7
Loans	$3,553.5	$14,902.8	$115.4	$–	$18,571.7
Percent of loans to total loans	19.1%	80.3%	0.6%	–	100.0%

(1)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit and for deferred purchase agreements, all of which is recorded in Other Liabilities. “Other” also includes changes relating to sales and foreign currency translations.

(2)	Gross charge-offs included $6 million charged directly to the Allowance for loan losses for the quarter ended March 31, 2014, and none in the quarter ended March 31, 2015. In 2014, $6 million related to NACF.

(3)	Represents loans considered impaired in FSA and are accounted for under the guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality).

Item 1.   Consolidated Financial Statements  17

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 5 — SECURITIES PURCHASED UNDER RESALE AGREEMENTS

At March 31, 2015 and December 31, 2014, the Company had $450 million and $650 million, respectively, of securities purchased under resale agreements. Securities purchased under agreements to resell (reverse repos) generally do not constitute a sale or purchase of the underlying securities for accounting purposes and, therefore are treated as collateralized financing transactions. These agreements are recorded at the amounts at which the securities were acquired. See Note 9 — Fair Value for discussion of fair value. These agreements are short-term securities that had maturity dates of 90 days or less and are secured by the underlying collateral, which, along with the cash investment, are maintained by a tri-party custodian.

NOTE 6 — INVESTMENT SECURITIES

Investments include debt and equity securities. The Company’s debt securities primarily include U.S. Government Agency securities, U.S. Treasury securities, and foreign government securities. Equity securities include common stock and warrants.

Investment Securities (dollars in millions)

	March 31, 2015	December 31, 2014
Debt securities available-for-sale	$949.8	$1,116.5
Equity securities available-for-sale	14.3	14.0
Debt securities held-to-maturity(1)	320.1	352.3
Non-marketable equity investments(2)	63.2	67.5
Total investment securities	$1,347.4	$1,550.3

(1)	Recorded at amortized cost less impairment on securities that have credit-related impairment.

(2)	Non-marketable equity investments include ownership interests greater than 3% in limited partnership investments that are accounted for under the equity method. Non-marketable equity investments include $19.3 million and $19.7 million in limited partnerships at March 31, 2015 and December 31, 2014, respectively, accounted for under the equity method. The remaining investments are carried at cost and include qualified Community Reinvestment Act (“CRA”) investments, equity fund holdings and shares issued by customers during loan work out situations or as part of an original loan investment.

Realized investment gains totaled $0.7 million and $3.3 million for the quarters ended March 31, 2015 and 2014, respectively, and exclude losses from other than temporary impairments (“OTTI”). OTTI credit-related impairments on equity securities recognized in earnings were not material for the quarters ended March 31, 2015 and 2014. Impairment amounts in accumulated other comprehensive income (“AOCI”) were not material at March 31, 2015 or December 31, 2014.

In addition, the Company maintained $5.4 billion and $6.2 billion of interest bearing deposits at March 31, 2015 and December 31, 2014, respectively, which are cash equivalents and are classified separately on the balance sheet.

The following table presents interest and dividends on interest bearing deposits, investments and reverse repurchase agreements:

Interest and Dividend Income (dollars in millions)

	Quarters Ended March 31,
	2015	2014
Interest income – interest bearing deposits	$4.0	$4.6
Interest income – investments / reverse repos	4.1	3.3
Dividends – investments	0.5	0.9
Interest and dividends on interest bearing deposits and investments	$8.6	$8.8

18   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Securities Available-for-Sale

The following table presents amortized cost and fair value of securities AFS.

Securities AFS — Amortized Cost and Fair Value (dollars in millions)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2015
Debt securities AFS
U.S. government agency obligations	$950.0	$–	$(0.7)	$949.3
Foreign government securities	0.5	–	–	0.5
Total debt securities AFS	950.5	–	(0.7)	949.8
Equity securities AFS	14.2	0.4	(0.3)	14.3
Total securities AFS	$964.7	$0.4	$(1.0)	$964.1
December 31, 2014
Debt securities AFS
U.S. Treasury Securities	$200.0	$–	$–	$200.0
U.S. government agency obligations	904.2	–	–	904.2
Foreign government securities	12.3	–	–	12.3
Total debt securities AFS	1,116.5	–	–	1,116.5
Equity securities AFS	14.0	0.6	(0.6)	14.0
Total securities AFS	$1,130.5	$0.6	$(0.6)	$1,130.5

Debt Securities Held-to-Maturity

The carrying value and fair value of securities HTM were as follows:

Debt Securities HTM — Carrying Value and Fair Value (dollars in millions)

	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2015
Mortgage-backed securities – U.S. government owned and sponsored agencies	$161.2	$2.5	$(1.4)	$162.3
State and municipal	43.8	0.1	(0.5)	43.4
Foreign government	8.9	0.1	–	9.0
Corporate – Foreign	106.2	7.2	–	113.4
Total debt securities held-to-maturity	$320.1	$9.9	$(1.9)	$328.1
December 31, 2014
Mortgage-backed securities – U.S. government owned and sponsored agencies	$156.3	$2.5	$(1.9)	$156.9
State and municipal	48.1	0.1	(1.8)	46.4
Foreign government	37.9	0.1	–	38.0
Corporate – Foreign	110.0	9.0	–	119.0
Total debt securities held-to-maturity	$352.3	$11.7	$(3.7)	$360.3

Item 1.   Consolidated Financial Statements  19

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the amortized cost and fair value of securities HTM by contractual maturity dates:

Securities HTM — Amortized Cost and Fair Value Maturities (dollars in millions)

	March 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities
U.S. government owned and sponsored agencies
Due after 5 but within 10 years	$1.3	$1.3	$1.3	$1.3
Due after 10 years(1)	159.9	161.0	155.0	155.6
Total	161.2	162.3	156.3	156.9
State and municipal
Due within 1 year	1.1	1.1	1.2	1.2
Due after 1 but within 5 years	2.6	2.6	2.9	2.9
Due after 5 but within 10 years	–	–	–	–
Due after 10 years(1)	40.1	39.7	44.0	42.3
Total	43.8	43.4	48.1	46.4
Foreign government
Due within 1 year	6.5	6.5	10.8	10.8
Due after 1 but within 5 years	2.4	2.5	27.1	27.2
Total	8.9	9.0	37.9	38.0
Corporate – Foreign
Due within 1 year	0.9	0.9	0.9	0.9
Due after 1 but within 5 years	39.9	44.9	43.7	49.8
Due after 5 but within 10 years	65.4	67.6	65.4	68.3
Total	106.2	113.4	110.0	119.0
Total debt securities held-to-maturity	$320.1	$328.1	$352.3	$360.3

(1)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

NOTE 7 — LONG-TERM BORROWINGS

The following table presents the carrying value of outstanding long-term borrowings:

Long-term Borrowings (dollars in millions)

	March 31, 2015			December 31, 2014
	CIT Group Inc.	Subsidiaries	Total	Total
Senior unsecured(1)	$10,732.6	$–	$10,732.6	$11,932.4
Secured borrowings	–	5,925.7	5,925.7	6,523.4
Total Long-term Borrowings	$10,732.6	$5,925.7	$16,658.3	$18,455.8

(1)	Senior Unsecured Notes at March 31, 2015 were comprised of $8,243.7 million of Unsecured Notes, $2,450.0 million of Series C Notes and $38.9 million of other unsecured debt.

Unsecured Borrowings

Revolving Credit Facility

There were no outstanding borrowings under the Revolving Credit Facility at March 31, 2015 and December 31, 2014. The amount available to draw upon at March 31, 2015 was approximately $1.4 billion, with the remaining amount of approximately $0.1 billion being utilized for issuance of letters of credit.

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

Senior Unsecured Notes

In January 2015, we filed a “shelf” registration that expires in January 2018 that replaced an existing shelf. The notes issued under the shelf registration rank equal in right of payment with the Series C Unsecured Notes and the Revolving Credit Facility.

The following tables present the principal amounts of Senior Unsecured Notes issued under the Company’s shelf registration and Series C Unsecured Notes by maturity date.

Senior Unsecured Notes (dollars in millions)

Maturity Date	Rate (%)	Date of Issuance	Par Value
May 2017	5.000%	May 2012	$1,250.0
August 2017	4.250%	August 2012	1,750.0
March 2018	5.250%	March 2012	1,500.0
April 2018*	6.625%	March 2011	700.0
February 2019*	5.500%	February 2012	1,750.0
February 2019	3.875%	February 2014	1,000.0
May 2020	5.375%	May 2012	750.0
August 2022	5.000%	August 2012	1,250.0
August 2023	5.000%	August 2013	750.0
Weighted average rate and total	5.02%		$10,700.0

*	Series C Unsecured Notes

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

Item 1.   Consolidated Financial Statements  21

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Secured Borrowings and Pledged Assets Summary(1) (dollars in millions)

	March 31, 2015		December 31, 2014
	Secured Borrowing	Pledged Assets	Secured Borrowing	Pledged Assets
Rail(2)	$1,125.9	$1,516.1	$1,179.7	$1,575.7
Aerospace(2)	2,348.6	3,790.7	2,411.7	3,914.4
International Finance	528.4	726.4	545.0	730.6
Subtotal – Transportation & International Finance	4,002.9	6,033.2	4,136.4	6,220.7
Corporate Finance	86.7	149.4	129.7	141.6
Real Estate Finance	–	167.6	125.0	168.0
Commercial Services	334.7	1,917.4	334.7	1,644.6
Equipment Finance	1,501.4	2,089.7	1,797.6	2,352.8
Subtotal – North American Commercial Finance	1,922.8	4,324.1	2,387.0	4,307.0
Total	$5,925.7	$10,357.3	$6,523.4	$10,527.7

(1)	As part of our liquidity management strategy, we pledge assets to secure financing transactions (which include securitizations), borrowings from the FHLB and FRB, and for other purposes as required or permitted by law.

(2)	At March 31, 2015 the GSI TRS related borrowings and pledged assets, respectively, of $1.2 billion and $1.8 billion were included in TIF. The GSI TRS is described in Note 8 — Derivative Financial Instruments.

CIT Bank is a member of the FHLB of Seattle and may borrow under a line of credit that is secured by collateral pledged to FHLB Seattle. CIT Bank did not have any advances outstanding under the line at March 31, 2015 and the real estate assets pledged were in the process of being released. A subsidiary of CIT Bank is a member of FHLB Des Moines and may borrow under lines of credit that are secured by a blanket lien on the subsidiary’s assets and collateral pledged to FHLB Des Moines. At March 31, 2015, $87 million of advances were outstanding and $149 million of collateral was pledged with FHLB Des Moines and are included in Corporate Finance in the table above.

At March 31, 2015 we had pledged assets (including collateral for the FRB discount window not in the table above) of $12.4 billion, which included $6.6 billion of loans (including amounts held for sale), $4.8 billion of operating lease assets, $0.8 billion of cash and $0.2 billion of investment securities.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) includes measures to broaden the scope of derivative instruments subject to regulation by requiring clearing and exchange trading of certain derivatives, and imposing margin, reporting and registration requirements for certain market participants. Since the Company does not meet the definition of a Swap Dealer or Major Swap Participant under the Act, the reporting and clearing obligations apply to a limited number of derivative transactions executed with its lending customers in order to manage their interest rate risk.

See Note 1 — Business and Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for further description of its derivative transaction policies.

The following table presents fair values and notional values of derivative financial instruments:

Fair and Notional Values of Derivative Financial Instruments(1) (dollars in millions)

	March 31, 2015			December 31, 2014
Qualifying Hedges	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Foreign currency forward contracts – net investment hedges	$1,063.4	$97.7	$(0.9)	$1,193.1	$74.7	$–
Total Qualifying Hedges	1,063.4	97.7	(0.9)	1,193.1	74.7	–
Non-Qualifying Hedges
Interest rate swaps	2,117.2	19.5	(27.6)	1,902.0	15.2	(23.1)
Written options	2,952.5	–	(1.9)	2,711.5	–	(2.7)
Purchased options	1,059.8	0.5	–	948.4	0.8	–
Foreign currency forward contracts	1,518.0	81.6	(11.6)	2,028.8	77.2	(12.0)
Total Return Swap (TRS)	1,106.8	–	(25.5)	1,091.9	–	(24.5)
Equity Warrants	1.0	0.1	–	1.0	0.1	–
Total Non-qualifying Hedges	8,755.3	101.7	(66.6)	8,683.6	93.3	(62.3)
Total Hedges	$9,818.7	$199.4	$(67.5)	$9,876.7	$168.0	$(62.3)

(1)	Presented on a gross basis.

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

The aggregate “notional amounts” of the total return swaps of $1,106.8 million at March 31, 2015 and $1,091.9 million at December 31, 2014 represent the aggregate unused portions under the CFL and BV facilities and constitute derivative financial instruments. These notional amounts are calculated as the maximum aggregate facility commitment amounts, currently $2,125.0 million, less the aggregate actual adjusted qualifying borrowing base outstanding of $1,018.2 million at March 31, 2015 and $1,033.1 million at December 31, 2014 under the facilities. The notional amounts of the derivatives will increase as the adjusted qualifying borrowing base decreases due to repayment of the underlying asset-backed securities (“ABS”) to investors. If CIT funds additional ABS under the facilities, the aggregate adjusted qualifying borrowing base of the total return swaps will increase and the notional amount of the derivatives will decrease accordingly.

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

Based on the Company’s valuation, a liability of $25.5 million and $24.5 million was recorded at March 31, 2015 and December 31, 2014, respectively. The change in value is recorded in Other Income in the Consolidated Statements of Operations.

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

Offsetting of Derivative Assets and Liabilities (dollars in millions)

				Gross Amounts not offset in the Consolidated Balance Sheet
	Gross Amount of Recognized Assets (Liabilities)	Gross Amount Offset in the Consolidated Balance Sheet	Net Amount Presented in the Consolidated Balance Sheet	Derivative Financial Instruments(1)	Cash Collateral Pledged/(Received)(1)(2)	Net Amount
March 31, 2015
Derivative assets	$199.4	$–	$199.4	$(13.2)	$(163.9)	$22.3
Derivative liabilities	(67.5)	–	(67.5)	13.2	14.7	(39.6)
December 31, 2014
Derivative assets	$168.0	$–	$168.0	$(13.6)	$(137.3)	$17.1
Derivative liabilities	(62.3)	–	(62.3)	13.6	8.7	(40.0)

(1)	The Company’s derivative transactions are governed by ISDA agreements that allow for net settlements of certain payments as well as offsetting of all contracts (“Derivative Financial Instruments”) with a given counterparty in the event of bankruptcy or default of one of the two parties to the transaction. We believe our ISDA agreements meet the definition of a master netting arrangement or similar agreement for purposes of the above disclosure. In conjunction with the ISDA agreements, the Company has entered into collateral arrangements with its counterparties which provide for the exchange of cash depending on the change in the market valuation of the derivative contracts outstanding. Such collateral is available to be applied in settlement of the net balances upon an event of default by one of the counterparties.

(2)	Collateral pledged or received is included in Other assets or Other liabilities, respectively.

The following table presents the impact of derivatives on the statements of operations. There were no qualifying hedges for the periods disclosed.

Derivative Instrument Gains and Losses (dollars in millions)

		Quarters Ended March 31,
Contract Type	Gain / (Loss) Recognized	2015	2014
Non Qualifying Hedges
Cross currency swaps	Other income	$–	$5.1
Interest rate swaps	Other income	(0.2)	3.8
Interest rate options	Other income	0.5	(0.1)
Foreign currency forward contracts	Other income	86.2	29.1
Equity warrants	Other income	–	(0.2)
Total Return Swap (TRS)	Other income	(1.0)	(1.7)
Total Non-qualifying Hedges		85.5	36.0
Total derivatives – income statement impact		$85.5	$36.0

24   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the changes in AOCI relating to derivatives:

Changes in AOCI Relating to Derivatives (dollars in millions)

Contract Type	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Quarter Ended March 31, 2015
Foreign currency forward contracts – net investment hedges	$4.2	$–	$4.2	$83.8	$79.6
Total	$4.2	$–	$4.2	$83.8	$79.6
Quarter Ended March 31, 2014
Foreign currency forward contracts – net investment hedges	$(3.1)	$–	$(3.1)	$4.5	$7.6
Cross currency swaps – net investment hedges	–	–	–	1.8	1.8
Total	$(3.1)	$–	$(3.1)	$6.3	$9.4

NOTE 9 — FAIR VALUE

Fair Value Hierarchy

The Company is required to report fair value measurements for specified classes of assets and liabilities. See Note 1 — “Business and Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for further description of its derivative transaction policies for fair value measurement policy.

The Company characterizes inputs in the determination of fair value according to the fair value hierarchy. The fair value of the Company’s assets and liabilities where the measurement objective specifically requires the use of fair value are set forth in the tables below:

Assets and Liabilities Measured at Fair Value on a Recurring Basis (dollars in millions)

March 31, 2015	Total	Level 1	Level 2	Level 3
Assets
Debt Securities AFS	$949.8	$0.5	$949.3	$–
Equity Securities AFS	14.3	14.3	–	–
Trading assets at fair value – derivatives	101.7	–	101.7	–
Derivative counterparty assets at fair value	97.7	–	97.7	–
Total	$1,163.5	$14.8	$1,148.7	$–
Liabilities
Trading liabilities at fair value – derivatives	$(66.6)	$–	$(39.5)	$(27.1)
Derivative counterparty liabilities at fair value	(0.9)	–	(0.9)	–
Total	$(67.5)	$–	$(40.4)	$(27.1)
December 31, 2014
Assets
Debt Securities AFS	$1,116.5	$212.3	$904.2	$–
Equity Securities AFS	14.0	14.0	–	–
Trading assets at fair value – derivatives	93.3	–	93.3	–
Derivative counterparty assets at fair value	74.7	–	74.7	–
Total	$1,298.5	$226.3	$1,072.2	$–
Liabilities
Trading liabilities at fair value – derivatives	$(62.3)	$–	$(35.7)	$(26.6)
Total	$(62.3)	$–	$(35.7)	$(26.6)

Item 1.   Consolidated Financial Statements  25

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents financial instruments for which a non-recurring change in fair value has been recorded in the current year:

Assets Measured at Fair Value on a Non-recurring Basis with a Change in Fair Value Recorded (dollars in millions)

		Fair Value Measurements at Reporting Date Using:
	Total	Level 1	Level 2	Level 3	Total Gains and (Losses)
Assets
March 31, 2015
Assets held for sale	$411.9	$–	$–	$411.9	$(10.4)
Impaired loans	21.0	–		21.0	(5.4)
Total	$432.9	$–	$–	$432.9	$(15.8)
December 31, 2014
Assets held for sale	$949.6	$–	$–	$949.6	$(73.6)
Impaired loans	13.2	–	–	13.2	(4.9)
Total	$962.8	$–	$–	$962.8	$(78.5)

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

Level 3 Gains and Losses

The tables below set forth a summary of changes in the estimated fair value of the Company’s Level 3 financial assets and liabilities measured on a recurring basis:

Changes in Fair Value of Level 3 Financial Assets and Liabilities Measured on a Recurring Basis (dollars in millions)

Total (all derivatives)
December 31, 2014	$(26.6)
Gains or losses realized/unrealized included in Other Income(1)	(0.5)
March 31, 2015	$(27.1)
December 31, 2013	$(9.7)
Gains or losses realized/unrealized included in Other Income(1)	(1.7)
March 31, 2014	$(11.4)

(1)	Valuation of the derivatives related to the GSI facilities and written options on certain CIT Bank CDs.

26   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Fair Values of Financial Instruments

The carrying and estimated fair values of financial instruments presented below exclude leases and certain other assets and liabilities, which are not required for disclosure.

Financial Instruments (dollars in millions)

		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
March 31, 2015
Financial Assets
Derivative assets at fair value – non-qualifying hedges	$101.7	$–	$101.7	$–	$101.7
Derivative counterparty assets at fair value	97.7	–	97.7	–	97.7
Assets held for sale (excluding leases)	129.7	–	5.7	132.7	138.4
Loans (excluding leases)	14,217.0	–	1,639.0	12,301.9	13,940.9
Securities purchased under agreements to resell	450.0	–	450.4	–	450.4
Investment securities	1,347.4	227.0	996.2	132.2	1,355.4
Other assets subject to fair value disclosure and unsecured counterparty receivables (1)	906.7	–	–	906.7	906.7
Financial Liabilities
Deposits (2)	(16,809.2)	–	–	(17,129.0)	(17,129.0)
Derivative liabilities at fair value – non-qualifying hedges	(66.6)	–	(39.5)	(27.1)	(66.6)
Derivative counterparty liabilities at fair value	(0.9)	–	(0.9)	–	(0.9)
Long-term borrowings (2)	(16,778.8)	–	(14,121.8)	(3,189.1)	(17,310.9)
Credit balances of factoring clients	(1,505.3)	–	–	(1,505.3)	(1,505.3)
Other liabilities subject to fair value disclosure (3)	(1,965.6)	–	–	(1,965.6)	(1,965.6)
December 31, 2014
Financial Assets
Derivative assets at fair value – non-qualifying hedges	$93.3	$–	$93.3	$–	$93.3
Derivative counterparty assets at fair value	74.7	–	74.7	–	74.7
Assets held for sale (excluding leases)	67.0	–	–	67.2	67.2
Loans (excluding leases)	14,379.5	–	1,585.4	12,490.8	14,076.2
Securities purchased under agreements to resell	650.0	–	650.0	–	650.0
Investment securities	1,550.3	464.9	956.0	137.4	1,558.3
Other assets subject to fair value disclosure and unsecured counterparty receivables (1)	886.2	–	–	886.2	886.2
Financial Liabilities
Deposits (2)	(15,891.4)	–	–	(16,105.7)	(16,105.7)
Derivative liabilities at fair value – non-qualifying hedges	(62.3)	–	(35.7)	(26.6)	(62.3)
Long-term borrowings (2)	(18,657.9)	–	(15,906.3)	(3,338.1)	(19,244.4)
Credit balances of factoring clients	(1,622.1)	–	–	(1,622.1)	(1,622.1)
Other liabilities subject to fair value disclosure (3)	(2,066.8)	–	–	(2,066.8)	(2,066.8)

(1)	Other assets subject to fair value disclosure primarily include accrued interest receivable and miscellaneous receivables. These assets have carrying values that approximate fair value generally due to the short-term nature and are classified as level 3. The unsecured counterparty receivables primarily consist of amounts owed to CIT from GSI for debt discount, return of collateral posted to GSI and settlements resulting from market value changes to asset-backed securities underlying the GSI Facilities.

(2)	Deposits and long-term borrowings include accrued interest, which is included in “Other liabilities” in the Balance Sheet.

(3)	Other liabilities subject to fair value disclosure include accounts payable, accrued liabilities, customer security and maintenance deposits and miscellaneous liabilities. The fair value of these approximate carrying value and are classified as level 3.

Assumptions used to value financial instruments are set forth below:

Derivatives — The estimated fair values of derivatives were calculated internally using observable market data and represent the net amount receivable or payable to terminate, taking into account current market rates, which represent Level 2 inputs, except for the TRS derivative and written options on certain CIT Bank CDs that utilized Level 3

Item 1.   Consolidated Financial Statements  27

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

inputs. See Note 8 — Derivative Financial Instruments for notional principal amounts and fair values.

Assets held for sale — Assets held for sale are recorded at the lower of cost or fair value on the balance sheet. Of the assets held for sale above, $3.7 million carrying amount at March 31, 2015 was valued using Level 2 inputs. As there is no liquid secondary market for the other assets held for sale in the Company’s portfolio, the fair value is estimated based on a binding contract, current letter of intent or other third-party valuation, or using internally generated valuations or discounted cash flow analysis, all of which are Level 3 inputs. Commercial loans are generally valued individually, while small-ticket commercial loans are valued on an aggregate portfolio basis.

Loans — Of the loan balance above, approximately $1.6 billion at both March 31, 2015 and December 31, 2014, was valued using Level 2 inputs. As there is no liquid secondary market for the other loans in the Company’s portfolio, the fair value is estimated based on discounted cash flow analyses which use Level 3 inputs at both March 31, 2015 and December 31, 2014. In addition to the characteristics of the underlying contracts, key inputs to the analysis include interest rates, prepayment rates, and credit spreads. For the commercial loan portfolio, the market based credit spread inputs are derived from instruments with comparable credit risk characteristics obtained from independent third party vendors. As these Level 3 unobservable inputs are specific to individual loans / collateral types, management does not believe that sensitivity analysis of individual inputs is meaningful, but rather that sensitivity is more meaningfully assessed through the evaluation of aggregate carrying values of the loans. The fair value of loans at March 31, 2015 was $13.9 billion, which was 98.1% of carrying value. The fair value of loans at December 31, 2014 was $14.1 billion, which is 97.9% of carrying value.

Impaired Loans — The value of impaired loans is estimated using the fair value of collateral (on an orderly liquidation basis) if the loan is collateralized, or the present value of expected cash flows utilizing the current market rate for such loan. As these Level 3 unobservable inputs are specific to individual loans / collateral types, management does not believe that sensitivity analysis of individual inputs is meaningful, but rather that sensitivity is more meaningfully assessed through the evaluation of aggregate carrying values of impaired loans relative to contractual amounts owed (unpaid principal balance or “UPB”) from customers. As of March 31, 2015, the UPB related to impaired loans, including loans for which the Company is applying the income recognition and disclosure guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality), totaled $87.8 million. Including related allowances, these loans are carried at $53.0 million, or 60% of UPB. Of these amounts, $21.4 million and $17.1 million of UPB and carrying value, respectively, relate to loans with no specific allowance. As of December 31, 2014, the comparable UPB related to impaired loans totaled $85.3 million and including related allowances, these loans were carried at $45.1 million, or 53% of UPB. Of these amounts, $29.2 million and $21.2 million of UPB and carrying value relate to loans with no specific allowance. The difference between UPB and carrying value reflects cumulative charge-offs on accounts remaining in process of collection, FSA discounts and allowances. See Note 3 — Loans for more information.

Securities purchased under agreements to resell — The estimated fair values of securities purchased under agreements to resell were calculated internally based on discounted cash flows that utilize observable market rates for the applicable maturity and which represent Level 2 inputs.

Investment Securities — Debt and equity securities classified as AFS are carried at fair value, as determined either by Level 1 or Level 2 inputs. Debt securities classified as AFS included investments in U.S. Treasury and federal government agency securities and were valued using Level 2 inputs, primarily quoted prices for similar securities. Certain equity securities classified as AFS were valued using Level 1 inputs, primarily quoted prices in active markets, while other equity securities used Level 2 inputs, due to being less frequently traded or having limited quoted market prices. Debt securities classified as HTM are securities that the Company has both the ability and the intent to hold until maturity and are carried at amortized cost and periodically assessed for OTTI, with the cost basis reduced when impairment is deemed to be other-than-temporary. Non-marketable equity investments are generally recorded under the cost or equity method of accounting and are periodically assessed for OTTI, with the net asset values reduced when impairment is deemed to be other-than-temporary. For investments in limited equity partnership interests, we use the net asset value provided by the fund manager as an appropriate measure of fair value.

Deposits — The fair value of deposits was estimated based upon a present value discounted cash flow analysis. Discount rates used in the present value calculation are based on the Company’s average current deposit rates for similar terms, which are Level 3 inputs.

28   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Long-term borrowings — Unsecured debt of approximately $10.8 billion par value and secured borrowings of approximately $2.8 billion par value at March 31, 2015, and unsecured debt of approximately $12.0 billion par value and secured borrowings of approximately $3.3 billion par value at December 31, 2014 were valued using market inputs, which are Level 2 inputs. Where market estimates were not available for approximately $3.1 billion and $3.2 billion par value at March 31, 2015 and December 31, 2014, respectively, values were estimated using a discounted cash flow analysis with a discount rate approximating current market rates for issuances by CIT of similar debt, which are Level 3 inputs.

NOTE 10 — REGULATORY CAPITAL

The Company and the Bank are each subject to various regulatory capital requirements administered by the Federal Reserve Bank (“FRB”) and the Federal Deposit Insurance Corporation (“FDIC”).

Quantitative measures established by regulation to ensure capital adequacy require that the Company and the Bank each maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets, subject to any agreement with regulators to maintain higher capital levels. We compute capital ratios in accordance with Federal Reserve capital guidelines for assessing adequacy of capital. At March 31, 2015, the regulatory capital guidelines applicable to the Company were based on the Basel III Final Rule. At December 31, 2014, the regulatory capital guidelines that were applicable to the Company were based on the Capital Accord of the Basel Committee on Banking Supervision (Basel I).

The calculation of the Company’s regulatory capital ratios are subject to review and consultation with the FRB, which may result in refinements to amounts reported at March 31, 2015.

Item 1.   Consolidated Financial Statements  29

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Tier 1 Capital and Total Capital Components(1) (dollars in millions)

	CIT		CIT Bank
Tier 1 Capital	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Total stockholders’ equity(2)	$8,758.6	$9,068.9	$2,748.1	$2,716.4
Effect of certain items in accumulated other comprehensive loss excluded from Tier 1 Capital and qualifying noncontrolling interest	59.8	53.0	0.3	(0.2)
Adjusted total equity	8,818.4	9,121.9	2,748.4	2,716.2
Less: Goodwill(3)	(482.8)	(571.3)	(167.9)	(167.8)
Disallowed deferred tax assets	(358.3)	(416.8)	–	–
Disallowed intangible assets(3)	(9.3)	(25.7)	(2.6)	(12.1)
Investment in certain subsidiaries	NA	(36.7)	NA	–
Other Tier 1 components(4)	–	(4.1)	–	–
Common Equity Tier 1 Capital	7,968.0	8,067.3	2,577.9	2,536.3
Tier 1 Capital	7,968.0	8,067.3	2,577.9	2,536.3
Tier 2 Capital
Qualifying allowance for credit losses and other reserves(5)	393.8	381.8	250.6	245.1
Less: Investment in certain subsidiaries	NA	(36.7)	NA	–
Other Tier 2 components(6)	0.1	–	0.1	0.1
Total qualifying capital	$8,361.9	$8,412.4	$2,828.6	$2,781.5
Risk-weighted assets	$56,059.5	$55,480.9	$19,982.0	$19,552.3
Common Equity Tier 1 Capital (to risk-weighted assets):
Actual	14.2%	NA	12.9%	NA
Effective minimum ratios under Basel III guidelines(7)	7.00%	NA	7.00%	NA
Tier 1 Capital (to risk-weighted assets):
Actual	14.2%	14.5%	12.9%	13.0%
Effective minimum ratios under Basel III guidelines(7)	8.50%	NA	8.50%	NA
Total Capital (to risk-weighted assets):
Actual	14.9%	15.2%	14.2%	14.2%
Effective minimum ratios under Basel III guidelines(7)	10.50%	NA	10.50%	NA
Tier 1 Leverage Ratio:
Actual	17.2%	17.4%	12.1%	12.2%
Required minimum ratio for capital adequacy purposes	4.0%	4.0%	4.0%	4.0%

(1)	The March 31, 2015 presentation reflects the risk-based capital guidelines under Basel III, which became effective on January 1, 2015. The December 31, 2014 reflects the risk-based capital guidelines under then effective Basel I.

(2)	See Consolidated Balance Sheets for the components of Total stockholders’ equity.

(3)	Goodwill and disallowed intangible assets adjustments also reflect the portion included within assets held for sale.

(4)	Includes the Tier 1 capital charge for nonfinancial equity investments and the Tier 1 capital deduction for net unrealized losses on available-for-sale marketable securities (net of tax).

(5)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit, and deferred purchase agreements, all of which are recorded in Other Liabilities.

(6)	Banking organizations are permitted to include in Tier 2 Capital up to 45% of net unrealized pretax gains on available-for-sale equity securities with readily determinable fair values.

(7)	Required ratios under the fully phased-in Basel III Final Rule and include the post-transition minimum capital conservation buffer effective January 1, 2019.

NA – Balance is not applicable under the respective guidelines.

Effective January 1, 2015, CIT became subject to the risk-based capital guidelines that are based upon the Basel Committee’s final framework for strengthening capital and liquidity regulation, Basel III. The Company had been subject to the guidelines under Basel I. As it currently applies to CIT, the Basel III Final Rule: (i) introduces a new capital measure called “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets;

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

The Basel III Final Rule also prescribed a new approach for risk weightings that follow the Standardized approach, which applies to CIT. This approach expands the risk-weighting categories from the former four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories, depending on the nature of the exposure, (ranging from 0% for U.S. government and agency securities, to as high as 1,250% for such exposures as credit-enhancing interest-only strips or unsettled security/commodity transactions). Finally, the Basel III Final Rule established new minimum capital ratios for CET1, Tier 1 capital, and Total capital of 4.5%, 6.0% and 8.0%, respectively, which are currently applicable and do not include the capital conservation buffer amounts that phase in beginning in 2016.

The Basel III Final Rule also introduced a new “capital conservation buffer”, composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. This buffer will be implemented beginning January 1, 2016 at the 0.625% level and increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019. Based on our current capital structure, the overall impact on the capital ratios for CIT and the Bank is expected to be minimal.

NOTE 11 — INCOME TAXES

The Company’s global effective income tax rate for the first quarter was 29.8%, up from 11.3% in the year-ago quarter, primarily due to the impact of recognizing U.S. federal and state income taxes on its domestic earnings. The first quarter of 2015’s tax provision reflected federal and state income taxes in the U.S. as well as taxes on earnings of certain international operations. Due to the partial release of the domestic valuation allowance on net deferred tax assets in 2014, the 2015 effective income tax rate of approximately 30% includes the recognition of U.S. federal and state income taxes.

The quarterly income tax expense will include the impact of the continuous re-assessment of the estimated annual effective tax rate, which is then applied to the interim consolidated pre-tax income to determine the interim provision for income taxes. The change in the effective tax rate each period is impacted by a number of factors, including the relative mix of domestic and international earnings, adjustments to the valuation allowances, and discrete items. The actual year-end 2015 effective tax rate may vary from the currently projected tax rate due to changes in these factors.

As of December 31, 2014, CIT had cumulative U.S. federal net operating loss carry-forwards (“NOLs”) of $5.7 billion, of which $3.0 billion was related to pre-emergence losses. These NOLs will expire between 2027 and 2033. The Company generated a modest amount of domestic taxable income in the first quarter, which marginally decreased the U.S. federal net operating loss carry-forwards. Pursuant to Section 382 of the Internal Revenue Code, the Company is generally subject to a $264.7 million annual limitation on the use of its $3.0 billion of pre-emergence NOLs, of which approximately $1.0 billion is no longer subject to the limitation. NOLs arising in post-emergence years are not subject to this limitation absent an ownership change as defined by the Internal Revenue Service (IRS) for U.S. tax purposes.

As noted in our 2014 Annual Report on Form 10-K, management concluded that it was more likely than not that the Company will generate sufficient taxable income based on management’s long-term forecast of future U.S. taxable income within the applicable carry-forward periods to support partial utilization of the U.S. federal and U.S. state NOLs. The forecast of future taxable income for the Company reflects a long-term view of growth and returns that management believes is more likely than not of being realized.

However, the Company retained a valuation allowance of $1.0 billion against its U.S. net deferred tax assets at December 31, 2014. Of the $1.0 billion domestic valuation allowance, approximately $0.7 billion is against the deferred tax asset on the U.S. federal NOLs and $0.3 billion is against the deferred tax asset on the U.S. state NOLs. No discrete reduction to the valuation allowance related to the U.S. federal or state NOLs or the capital loss carry-forwards was recorded in the quarter.

The ability to recognize the remaining valuation allowances against the U.S. federal and state NOLs, and capital loss carry-forwards net deferred tax assets will be evaluated on a quarterly basis to determine if there are any significant events that would affect our ability to utilize these deferred tax assets. If events are identified that affect our ability to utilize our deferred tax assets, the analysis will be updated to determine if any adjustments to the valuation allowances are required. Such events may include acquisitions that support the Company’s long-term business strategies while also enabling it to accelerate the utilization of its net operating losses, as evidenced by the acquisition of Direct Capital Corporation and the announced definitive agreement and plan of merger to acquire OneWest Bank.

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

The Company maintained a valuation allowance of $141 million against certain international reporting entities’ net deferred tax assets at December 31, 2014. In the evaluation process related to the net deferred tax assets of the Company’s foreign reporting entities, uncertainties surrounding the international business plans, the recent international platform rationalizations, and the “cumulative losses in recent years” have made it challenging to reliably project future taxable income. The primary inputs for the forecast of future taxable income will continue to be identified as the business plans for the international operations evolve, and potential tax planning strategies are identified. Thus, as of this reporting period, the negative evidence continues to outweigh the positive evidence, and the Company continues to maintain a full valuation allowance on these entities’ net deferred tax assets.

Liabilities for Uncertain Tax Positions

The Company’s potential liability for uncertain tax positions totaled $49.4 million at March 31, 2015 and $53.7 million at December 31, 2014. Management estimates that this liability may be reduced by up to $15 million within the next twelve months. The Company’s accrued liability for interest and penalties totaled $12.7 million at March 31, 2015 and $13.3 million at December 31, 2014. The Company recognizes accrued interest and penalties on unrecognized tax benefits in income tax expense.

NOTE 12 — STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income/(Loss)

The following table details the components of Accumulated Other Comprehensive Loss, net of tax:

Components of Accumulated Other Comprehensive Income (Loss) (dollars in millions)

	March 31, 2015			December 31, 2014
	Gross Unrealized	Income Taxes	Net Unrealized	Gross Unrealized	Income Taxes	Net Unrealized
Foreign currency translation adjustments	$(84.7)	$(19.1)	$(103.8)	$(75.4)	$–	$(75.4)
Changes in benefit plan net gain/(loss) and prior service (cost)/credit	(59.4)	0.5	(58.9)	(58.7)	0.2	(58.5)
Unrealized net gains (losses) on available for sale securities	(0.6)	0.2	(0.4)	–	–	–
Total accumulated other comprehensive loss	$(144.7)	$(18.4)	$(163.1)	$(134.1)	$0.2	$(133.9)

The following table details the changes in the components of Accumulated Other Comprehensive Income (Loss), net of income taxes.

Changes in Accumulated Other Comprehensive Loss by Component (dollars in millions)

	Foreign currency translation adjustments	Changes in benefit plan net gain (loss) and prior service (cost) credit	Changes in fair values of derivatives qualifying as cash flow hedges	Unrealized net gains (losses) on available for sale securities	Total AOCI
Balance as of December 31, 2014	$(75.4)	$(58.5)	$–	$–	$(133.9)
AOCI activity before reclassifications	(31.9)	(0.4)	–	(0.4)	(32.7)
Amounts reclassified from AOCI	3.5	–	–	–	3.5
Net current period AOCI	(28.4)	(0.4)	–	(0.4)	(29.2)
Balance as of March 31, 2015	$(103.8)	$(58.9)	$–	$(0.4)	$(163.1)
Balance as of December 31, 2013	$(49.4)	$(24.1)	$(0.2)	$0.1	$(73.6)
AOCI activity before reclassifications	(6.2)	–	–	0.3	(5.9)
Amounts reclassified from AOCI	1.9	1.6	–	–	3.5
Net current period AOCI	(4.3)	1.6	–	0.3	(2.4)
Balance as of March 31, 2014	$(53.7)	$(22.5)	$(0.2)	$0.4	$(76.0)

32   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Other Comprehensive Income/(Loss)

The amounts included in the Statement of Comprehensive Income (Loss) are net of income taxes.

Foreign currency translation reclassification adjustments impacting net income were $3.5 million and $1.9 million for the quarters ended March 31, 2015 and March 31, 2014. The change in income taxes associated with foreign currency translation adjustments was approximately $(19.1) million for the quarter ended March 31, 2015 and there were no income taxes associated with foreign currency translation adjustments in the prior year period.

The changes in benefit plans net gain/(loss) and prior service (cost)/credit reclassification adjustments impacting net income was insignificant for the quarter ended March 31, 2015 and was $1.6 million for the quarter ended March 31, 2014. The change in income taxes associated with changes in benefit plans net gain/(loss) and prior service (cost)/credit was approximately $0.3 million for the quarter ended March 31, 2015 and was not significant for the prior year quarter.

There were no reclassification adjustments impacting net income related to changes in fair value of derivatives qualifying as cash flow hedges for the quarters ended March 31, 2015 and March 31, 2014. There were no income taxes associated with changes in fair values of derivatives qualifying as cash flow hedges for the quarters ended March 31, 2015 and March 31, 2014.

There were no reclassification adjustments impacting net income for unrealized gains (losses) on available for sale securities for the quarters ended March 31, 2015 and 2014. The change in income taxes associated with net unrealized gains on available for sale securities was approximately $0.2 million for the quarter ended March 31, 2015 and $(0.1) million for the quarter ended March 31, 2014.

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

Reclassifications Out of Accumulated Other Comprehensive Income (dollars in millions)

	Quarters Ended March 31,
	2015			2014
	Gross Amount	Tax	Net Amount	Gross Amount	Tax	Net Amount
Foreign currency translation adjustments gains (losses)	$3.5	$–	$3.5	$1.9	$–	$1.9
Changes in benefit plan net gain/(loss) and prior service (cost)/credit gains (losses)	–	–	–	1.6	–	1.6
Total Reclassifications out of AOCI	$3.5	$–	$3.5	$3.5	$–	$3.5

NOTE 13 — COMMITMENTS

The accompanying table summarizes credit-related commitments, as well as purchase and funding commitments:

Commitments (dollars in millions)

	March 31, 2015
	Due to Expire			December 31, 2014
	Within One Year	After One Year	Total Outstanding	Total Outstanding
Financing Commitments
Financing assets	$1,200.2	$3,937.5	$5,137.7	$4,747.9
Letters of credit
Standby letters of credit	20.3	319.9	340.2	360.1
Other letters of credit	26.2	–	26.2	28.3
Guarantees
Deferred purchase agreements	1,643.7	–	1,643.7	1,854.4
Guarantees, acceptances and other recourse obligations	1.1	–	1.1	2.8
Purchase and Funding Commitments
Aerospace manufacturer purchase commitments	919.8	9,918.6	10,838.4	10,820.4
Rail and other manufacturer purchase commitments	1,126.7	502.8	1,629.5	1,323.2

Item 1.   Consolidated Financial Statements  33

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Financing Commitments

Financing commitments, referred to as loan commitments or lines of credit, reflect CIT’s agreements to lend to its customers, subject to the customers’ compliance with contractual obligations. Included in the table above are commitments that have been extended to and accepted by customers, clients or agents, but on which the criteria for funding have not been completed of $799 million at March 31, 2015 and $355 million at December 31, 2014. Financing commitments also include credit line agreements to Commercial Services clients that are cancellable by us only after a notice period. The notice period is typically 90 days or less. The amount available under these credit lines, net of the amount of receivables assigned to us, was $275 million at March 31, 2015 and $112 million at December 31, 2014. As financing commitments may not be fully drawn, may expire unused, may be reduced or cancelled at the customer’s request, and may require the customer to be in compliance with certain conditions, total commitment amounts do not necessarily reflect actual future cash flow requirements.

The table above includes approximately $1.4 billion of undrawn financing commitments at March 31, 2015 and $1.3 billion at December 31, 2014 for instances where the customer is not in compliance with contractual obligations, and therefore CIT does not have the contractual obligation to lend.

At March 31, 2015, substantially all undrawn financing commitments were senior facilities. Most of the Company’s undrawn and available financing commitments are in the Corporate Finance division of NACF.

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

The table above includes $1,562 million and $1,775 million of DPA credit protection at March 31, 2015 and December 31, 2014, respectively, related to receivables which have been presented to us for credit protection after shipment of goods has occurred and the customer has been invoiced. The table also includes $82 million and $79 million available under DPA credit line agreements, net of amount of DPA credit protection provided at March 31, 2015 and December 31, 2014, respectively. The DPA credit line agreements specify a contractually committed amount of DPA credit protection and are cancellable by us only after a notice period. The notice period is typically 90 days or less.

The methodology used to determine the DPA liability is similar to the methodology used to determine the allowance for loan losses associated with the finance receivables, which reflects embedded losses based on various factors, including expected losses reflecting the Company’s internal customer and facility credit ratings. The liability recorded in Other Liabilities related to the DPAs totaled $4.9 million and $5.2 million at March 31, 2015 and December 31, 2014, respectively.

Purchase and Funding Commitments

CIT’s purchase commitments relate primarily to purchases of commercial aircraft and rail equipment. Commitments to purchase new commercial aircraft are predominantly with Airbus Industries (“Airbus”), The Boeing Company (“Boeing”), and Embraer S.A. (“Embraer”). CIT may also commit to purchase an aircraft directly from an airline. Aerospace equipment purchases are contracted for specific models, using baseline aircraft specifications at fixed prices, which reflect discounts from fair market purchase prices prevailing at the time of commitment. The delivery price of an aircraft may change depending on final specifications. Equipment purchases are recorded at the delivery date. The estimated commitment amounts in the preceding table are based on contracted purchase prices reduced for pre-delivery payments to date and exclude buyer furnished equipment selected by the lessee. Pursuant to existing contractual commitments, 154 aircraft remain to be purchased from

34   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Airbus, Boeing and Embraer at March 31, 2015. Aircraft deliveries are scheduled periodically through 2020. Commitments exclude unexercised options to order additional aircraft. Aerospace purchase commitments also include $0.2 billion of equipment to be purchased in 2015 pursuant to sale and lease-back agreements with airlines.

The Company’s rail business entered into commitments to purchase railcars from multiple manufacturers. At March 31, 2015, approximately 12,400 railcars remain to be purchased from manufacturers with deliveries through 2017. Rail equipment purchase commitments are at fixed prices subject to price increases for certain materials.

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

For certain Litigation matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of established reserves and insurance. For other matters for which a loss is probable or reasonably possible, such an estimate cannot be determined. For Litigation where losses are reasonably possible, management currently estimates the aggregate range of reasonably possible losses as up to $80 million in excess of established reserves and insurance related to those matters, if any. This estimate represents reasonably possible losses (in excess of established reserves and insurance) over the life of such Litigation, which may span a currently indeterminable number of years, and is based on information currently available as of March 31, 2015. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate.

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

The Company is vigorously defending the claims that have been asserted, including pursuing its rights under indemnification agreements and insurance policies. MMA’s U.S. bankruptcy trustee, together with its Canadian bankruptcy monitor, is engaged in negotiations in pursuit of a global or close to global settlement with the various parties in the various pending lawsuits. CIT has entered into a settlement with the MMA U.S. bankruptcy trustee, which settlement remains subject to court approval in Canada and the U.S. The settlement will not have a material adverse effect on the Company’s financial condition or results of operations.

BRAZILIAN TAX MATTERS

Banco Commercial Investment Trust do Brasil S.A. (“Banco CIT”), CIT’s Brazilian bank subsidiary, is pursuing a number of tax appeals relating to disputed local tax assessments on leasing services and importation of equipment. The disputes primarily involve questions of whether the correct taxing authorities were paid and whether the proper tax rate was applied.

ISS Tax Appeals

Notices of infraction were received relating to the payment of Imposto sobre Serviços (“ISS”), charged by municipalities in connection with services. The Brazilian municipalities of Itu and Cascavel claim that Banco CIT should have paid them ISS tax on leasing services for tax years 2006 — 2011. Instead, Banco CIT paid the ISS tax to Barueri, the municipality in which it is domiciled in São Paulo, Brazil. The disputed issue is whether the ISS tax should be paid to the municipality in which the leasing company is located or the municipality in which the services were rendered or the customer is located. One of the pending ISS tax matters was resolved in favor of Banco CIT in April 2014. The amounts claimed by the taxing authorities of Itu and Cascavel collectively for open tax assessments and penalties are approximately 507,000 Reais (approximately $159,000). Favorable legal precedent in a similar tax appeal has been issued by Brazil’s highest court resolving the conflict between municipalities.

ICMS Tax Appeals

Notices of infraction were received relating to the payment of Imposto sobre Circulaco de Mercadorias e Servicos (“ICMS”) taxes charged by states in connection with the importation of equipment. The state of São Paulo claims that Banco CIT should have paid it ICMS tax for tax years 2006 — 2009 because Banco CIT, the purchaser, is located in São Paulo. Instead, Banco CIT paid ICMS tax to the states of Espirito Santo, Espirito Santa Caterina, and Alagoas, where the imported equipment arrived. A recent regulation issued by São Paulo in December 2013 reaffirms a 2009 agreement by São Paulo to conditionally recognize ICMS tax payments made to Espirito Santo. One of the pending notices of infraction against Banco CIT related to taxes paid to Espirito Santo was extinguished in May 2014. Another assessment related to taxes paid to Espirito Santo in the amount of 64.2 million Reais ($20.1 million) was upheld in a ruling issued by the administrative court in May 2014. That ruling has been appealed. Petitions seeking recognition of the taxes paid to Espirito Santo have been filed with respect to the pending notices of infraction. Petitions were filed in a general amnesty program regarding all but one of the assessments related to taxes paid to Santa Caterina and Alagoas. Those petitions have resulted in the extinguishment of all but one of the Santa Caterina and Alagoas assessments. The amounts claimed by São Paulo collectively for open tax assessments and penalties are approximately 70.1 million Reais (approximately $21.9 million) for goods imported into the state of Espirito Santo from 2006 — 2009 and the state of Alagoas in 2008.

A notice of infraction was received relating to São Paulo’s challenge of the ICMS tax rate paid by Banco CIT for tax years 2004 — 2007. São Paulo alleges that Banco CIT paid a lower rate of ICMS tax on imported equipment than was required (8.8% instead of 18%). Banco CIT challenged the notice of infraction and was partially successful based upon the type of equipment imported. Banco CIT has commenced a judicial proceeding challenging the unfavorable portion of the administrative ruling. The amount claimed by São Paulo for tax assessments and penalties is approximately 4 million Reais (approximately $1.3 million).

The current potential aggregate exposure in taxes, fines and interest for the ISS and the ICMS tax matters is approximately 74.6 million Reais (approximately $23.3 million).

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

Types of Products and Services

TIF offers secured lending and leasing products to midsize and larger companies across the aerospace, rail and maritime industries, as well as international finance, which includes corporate lending and equipment financing businesses in China. Revenues generated by TIF include rents collected on leased assets, interest on loans, fees, and gains from assets sold.

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

NSP consists of portfolios that we no longer consider strategic. At March 31, 2015 these consisted primarily of equipment financing portfolios in Mexico and Brazil, both of which were under separate contracts of sale.

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

Segment Pre-tax Income (Loss) (dollars in millions)

For the quarter ended March 31, 2015	Transportation & International Finance	North American Commercial Finance	Non-Strategic Portfolios	Corporate & Other	Total CIT
Interest income	$68.4	$196.1	$12.3	$4.2	$281.0
Interest expense	(168.6)	(74.1)	(10.8)	(17.8)	(271.3)
Provision for credit losses	(10.6)	(24.0)	–	–	(34.6)
Rental income on operating leases	497.5	27.2	5.9	–	530.6
Other income	34.3	66.3	(7.8)	(6.4)	86.4
Depreciation on operating lease equipment	(136.1)	(20.7)	–	–	(156.8)
Maintenance and other operating lease expenses	(46.1)	–	–	–	(46.1)
Operating expenses	(81.8)	(134.7)	(12.4)	(12.7)	(241.6)
Income (loss) from continuing operations before (provision) benefit for income taxes	$157.0	$36.1	$(12.8)	$(32.7)	$147.6
Select Period End Balances
Loans	$3,568.5	$15,860.8	$–	$–	$19,429.3
Credit balances of factoring clients	–	(1,505.3)	–	–	(1,505.3)
Assets held for sale	634.5	87.5	329.9	–	1,051.9
Operating lease equipment, net	14,623.3	264.5	–	–	14,887.8
For the quarter ended March 31, 2014
Interest income	$76.7	$193.4	$28.4	$3.7	$302.2
Interest expense	(160.7)	(68.9)	(24.9)	(17.4)	(271.9)
Provision for credit losses	(12.4)	(23.2)	(1.0)	(0.1)	(36.7)
Rental income on operating leases	459.6	22.8	9.5	–	491.9
Other income	7.2	61.8	4.4	(2.3)	71.1
Depreciation on operating lease equipment	(121.7)	(21.9)	(5.2)	–	(148.8)
Maintenance and other operating lease expenses	(51.6)	–	–	–	(51.6)
Operating expenses	(79.5)	(121.5)	(19.2)	(13.3)	(233.5)
Income (loss) from continuing operations before (provision) benefit for income taxes	$117.6	$42.5	$(8.0)	$(29.4)	$122.7
Select Period End Balances
Loans	$3,553.5	$14,902.8	$115.4	$–	$18,571.7
Credit balances of factoring clients	–	(1,213.5)	–	–	(1,213.5)
Assets held for sale	92.6	67.0	959.8	–	1,119.4
Operating lease equipment, net	13,926.9	210.1	45.4	–	14,182.4

Item 1.   Consolidated Financial Statements  37

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

and

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

BACKGROUND

CIT Group Inc., together with its subsidiaries (“we”, “our”, “CIT” or the “Company”) has provided financial solutions to its clients since its formation in 1908. We provide financing, leasing and advisory services principally to middle market companies in a wide variety of industries primarily in North America, and equipment financing and leasing solutions to the transportation industry worldwide. We had over $35 billion of financing and leasing assets at March 31, 2015. CIT became a bank holding company (“BHC”) in December 2008 and a financial holding company (“FHC”) in July 2013.

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

On July 22, 2014, we announced that we had entered into a definitive agreement and plan of merger to acquire IMB Holdco LLC, the parent company of OneWest Bank, N.A. (“OneWest Bank”) for $3.4 billion (the “OneWest Transaction”), consisting of approximately $2 billion in cash and 31.3 million shares of CIT Group Inc. common stock, which had a value of $1.4 billion at the time of the announcement, but will vary depending upon the share price at the time of closing. IMB Holdco is regulated by the FRB and OneWest Bank is regulated by the Office of the Comptroller of the Currency, U.S. Department of the Treasury (“OCC”). The OneWest Transaction is subject to certain customary closing conditions and regulatory approval by the FRB and the OCC, but not shareholder vote.

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk” contain financial terms that are relevant to our business and a glossary of key terms used is included in Part I Item 1. Business Overview of our Annual Report on Form 10-K for the year ended December 31, 2014.

Management uses certain non-GAAP financial measures in its analysis of the financial condition and results of operations of the Company. See “Non-GAAP Financial Measurements” for a reconciliation of these to comparable financial measures based on accounting principles generally accepted in the United States of America (“GAAP”).

DISCONTINUED OPERATION

On April 25, 2014, the Company completed the sale of the student lending business, which consisted of a portfolio of U.S. Government-guaranteed student loans that was in run-off, along with certain secured debt and servicing rights. As a result, the student lending business is reported as a discontinued operation and all data included has been adjusted to reflect this presentation. See Note 2 — Discontinued Operation in Item 1. Consolidated Financial Statements for additional information and financial data.

Unless specifically noted, the discussions and data presented throughout the following sections reflect CIT balances on a continuing operations basis.

2015 FINANCIAL OVERVIEW

Our first quarter 2015 operating results reflected:

Net income totaled $104 million, $0.59 per diluted share, for the March 31, 2015 quarter, compared to $117 million, $0.59 per diluted share, for the year-ago quarter and $251 million, $1.37 per diluted share, in the prior quarter. Income from continuing operations (after taxes) was $104 million, $0.59 per diluted share, down from $115 million, $0.58 per diluted share, for the year-ago quarter and $252 million, $1.37 per diluted share in the prior quarter. Net income reflects a $44 million tax provision, the absence of interest recoveries compared to the year-ago quarter, the impact of equipment sales and lower equipment utilization rates. In addition, net income includes $6 million of charges related to portfolios that we are exiting. The prior quarter included a benefit of $44 million, $0.24 per diluted share, from the reversal of the valuation allowance related to certain international deferred tax assets.

Income from continuing operations, before provision for income taxes totaled $148 million for the March 31, 2015 quarter, compared to $123 million for the year-ago quarter and $222 million for the prior quarter. Pre-tax income was up from last year, benefiting from higher revenues on increased assets, while down sequentially on lower gains on asset sales and net finance revenue.

38   CIT GROUP INC

Net finance revenue(1) (“NFR”) was $337 million compared to $322 million in the year-ago quarter and $373 million in the prior quarter. Average earning assets were $33.8 billion in the current quarter, compared to $32.1 billion in the year-ago quarter and $34.3 billion in the prior quarter. NFR as a percentage of average earning assets (“net finance margin”) was 4.00%, compared to 4.01% in the year-ago quarter and 4.34% in the prior quarter. The fourth quarter of 2014 reflected stronger equipment utilization and a higher level of interest recoveries.

While other financial institutions may use net interest margin (“NIM”) to measure earnings on interest bearing assets, defined as interest income less interest expense, we discuss NFR, which includes net operating lease revenue (operating lease rental revenue, depreciation expense and maintenance and other operating lease expenses), due to the significant impact of operating lease equipment on revenue and expense. Net operating lease revenue was up from the year-ago quarter, as increased revenue earned on higher average earning assets offset higher depreciation expense and pressure on revenues from lower rates on new leases and lower utilization. Compared to the prior quarter, the decrease in net operating lease revenue was driven by lower lease rates and equipment utilization and higher depreciation on certain aircraft.

Provision for credit losses was $35 million, compared to $37 million in the year-ago quarter and $15 million in the prior quarter, which included a $12 million reversal of a specific reserve. The increase over the prior quarter is also due to higher reserves related to a small number of accounts in TIF and NACF, as well as changes in portfolio composition. Net charge-offs were $21 million, or 0.43% of average finance receivables (AFR), versus $36 million (0.76%) in the year-ago quarter and $23 million (0.47%) in the prior quarter.

Other income of $86 million increased from $71 million in the year-ago quarter and decreased from $116 million in the prior quarter. The current quarter benefited from the sale of aircraft and a benefit on the termination of a defaulted contract, which were partially offset by a currency translation adjustment (“CTA”) charge in the U.K. and additional impairment charges on the Non-Strategic Portfolios. The prior quarter included elevated benefits from the sale of portfolio assets and investment securities, which were partially offset by impairments on assets held for sale on portfolios we are exiting and a mark-to-market charge on the TRS derivative.

Operating expenses were $242 million compared to $234 million in the year-ago quarter and $249 million in the prior quarter. Operating expenses excluding restructuring costs(2) were $243 million, or 2.87% of average earning assets (AEA), compared to $224 million (2.79%) in the year-ago quarter and $242 million (2.82%) in the prior quarter. The increase from the year-ago quarter reflects higher compensation costs, primarily related to the addition of Direct Capital in August of 2014, as well as costs related to the pending acquisition of OneWest. Headcount at March 31, 2015 was approximately 3,360, unchanged from year end and up from 3,200 a year ago, driven by the Direct Capital acquisition.

Provision for income taxes was $44 million compared to cash taxes of $14 million. As a result of the partial valuation allowance reversal in 2014 on our Federal Net Deferred Tax Asset, the tax provision for 2015 will reflect a 35% statutory Federal tax rate on our U.S. income. Our global effective tax rate was approximately 30% in the current quarter, up from 11% in the year-ago quarter. Our cash tax rate remained relatively low at 9%. Income tax expense in the year-ago quarter was $13 million compared to a benefit of $28 million in the prior quarter, which was driven by the reversal of a $44 million valuation allowance.

Total assets at March 31, 2015 were $46.4 billion, down from $47.9 billion at December 31, 2014. Financing and leasing assets (“FLA”) in NACF and TIF were down slightly to $35.0 billion from $35.3 billion at December 31, 2014, reflecting asset sales and collections, which essentially offset new business volume. Cash and investments of $8.1 billion were down from $9.3 billion at December 31, 2014, reflecting $1.2 billion used to repay maturing unsecured notes.

Credit metrics remain at or near cycle lows. Non-accrual loans were $184 million, or 0.94% of finance receivables, at March 31, 2015 compared to $161 million (0.82%) at December 31, 2014 and $218 million (1.18%) at March 31, 2014. The increase over the prior quarter is primarily due to one energy related account in NACF, while the improvement from the year-ago quarter reflects reductions in both NACF and Non-Strategic Portfolios. Net charge-offs were $21 million, or 0.43% of average finance receivables (AFR), versus $36 million (0.76%) in the year-ago quarter and $23 million (0.47%) in the prior quarter. Net charge-offs include $11 million, $14 million and $7 million for the quarters ended March 31, 2015 and 2014, and December 31, 2014, respectively, related to the transfer of receivables to assets held for sale.

Capital ratios remain well above required levels. In July 2013, federal banking regulators published the final Basel III capital framework for U.S. banking organizations (“the Regulatory Capital Rules”). While the Regulatory Capital Rules became effective January 1, 2014, the mandatory compliance date for CIT as a “standardized approach” banking organization began on January 1, 2015, subject to transitional provisions extending to January 1, 2019. Our estimated Common Equity Tier 1 and Total Capital ratios at March 31, 2015 were 14.1% and 14.8%, as calculated under the fully phased-in Regulatory Capital Rules. The Tier 1 and Total Capital ratios of 14.5% and 15.2% as reported for December 31, 2014 were calculated in accordance with the previously effective regulatory capital rules, however, there was minimal impact on the ratios from the new rules.

(1)	Net finance revenue is a non-GAAP measure; see “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

(2)	Operating expenses excluding restructuring charges is a non-GAAP measure; see “Non-GAAP Financial Measurements” for reconciliation of non-GAAP to GAAP financial information.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   39

2015 PRIORITIES

During 2015, we will focus on continuing to create long term value for shareholders. Specific business objectives established for 2015 include:

1.	Expand Our Commercial Banking Franchise — We will work to complete and integrate the OneWest Bank acquisition and enhance our commercial banking operations.

■	We are targeting the OneWest acquisition to close mid-year, and integration planning has been progressing. At March 31, 2015, OneWest Bank had approximately 70 branches in Southern California, with over $21 billion of assets and over $14 billion of deposits.

■	CIT Bank funds most of our U.S. lending and leasing volume. Total assets were $21.5 billion at March 31, 2015, up from $21.1 billion at December 31, 2014. New business volume was $1.5 billion during the quarter. Deposits were $16.8 billion at March 31, 2015, up from $15.9 billion at December 31, 2014. The weighted average interest rate on CIT Bank deposits was 1.66%, compared to 1.63% at December 31, 2014. Deposits increased to 50% of CIT’s total funding.

2.	Maintain Strong Risk Management Practices — We will continue to maintain credit discipline focused on appropriate risk-adjusted returns through the business cycle and continue enhancements in select areas to ensure SIFI Readiness.

■	The allowance for loan losses was 1.8% of average finance receivables at March 31, 2015.

■	We have maintained stable liquidity, with cash, investments, reverse repurchase agreements, and the unused portion of the revolving credit facility at 20% of assets.

■	Our capital ratios remained strong, with Common Equity Tier One Ratio at 14.1%, under fully phased-in Basel III requirements.

3.	Grow Business Franchises — We will concentrate our growth on building franchises that meet or exceed our risk adjusted return hurdles and improve profitability by exiting non-strategic portfolios, mainly Mexico and Brazil, and the equipment finance business in the U.K.

■	We have entered into definitive agreements to sell the Mexico and Brazil businesses and both transactions are subject to customary regulatory approvals, and the U.K portfolio sale is progressing. We expect to close the Mexico and Brazil transactions in the second half of 2015. In conjunction with the closing of the transactions, CTA related to the Mexico and Brazil portfolios, currently $18 million and $43 million, respectively, recorded in accumulated other comprehensive loss within the stockholders’ equity, will be recognized in income, with the pre-tax amount charged to other income and the tax effect in the provision for income taxes. The CTA amounts will fluctuate until the transactions are completed. Upon completion of all of our planned exits, we expect to eliminate approximately $15 million from our quarterly expenses.

4.	Realize embedded value — We will focus on enhancing our economic returns, which would improve the utilization of our U.S. NOL, thereby reducing the net deferred tax asset and increasing regulatory capital.

■	The OneWest acquisition will accelerate NOL utilization.

■	Total cash and investment portfolio is positioned to benefit from increased interest rates.

■	Air and Rail equipment residual realization remains strong.

5.	Return Excess Capital — We plan to prudently return capital to our shareholders through share repurchases and dividends, while maintaining strong capital ratios.

■	We repurchased over 7 million of our shares at an average price of $45.43 for an aggregate purchase price of $332 million, representing the remaining amount of the 2014 share repurchase program.

■	We paid dividends of $27 million during the quarter.

■	The Board authorized an additional $200 million share repurchase program in April 2015.

■	Regulatory capital ratios remain well above required levels on a fully phased-in Basel III basis.

40   CIT GROUP INC

NET FINANCE REVENUE

The following tables present management’s view of consolidated NFR and NFM and includes revenues from loans and leased equipment, net of interest expense, depreciation, and maintenance and other operating lease expenses, in dollars and as a percent of AEA.

Net Finance Revenue(1) and Net Finance Margin (dollars in millions)

	Quarters Ended
	March 31, 2015	December 31, 2014	March 31, 2014
Interest income	$281.0	$306.2	$302.2
Rental income on operating leases	530.6	546.5	491.9
Finance revenue	811.6	852.7	794.1
Interest expense	(271.3)	(276.9)	(271.9)
Depreciation on operating lease equipment	(156.8)	(153.2)	(148.8)
Maintenance and other operating lease expenses	(46.1)	(49.7)	(51.6)
Net finance revenue	$337.4	$372.9	$321.8
Average Earning Assets(1)(2) (“AEA”)	$33,772.0	$34,346.2	$32,070.2
As a % of AEA:
Interest income	3.33%	3.57%	3.77%
Rental income on operating leases	6.28%	6.36%	6.13%
Finance revenue	9.61%	9.93%	9.90%
Interest expense	(3.21)%	(3.23)%	(3.39)%
Depreciation on operating lease equipment	(1.86)%	(1.78)%	(1.86)%
Maintenance and other operating lease expenses	(0.54)%	(0.58)%	(0.64)%
Net finance margin	4.00%	4.34%	4.01%

(1)	NFR and AEA are non-GAAP measures; see reconciliation of non-GAAP to GAAP financial information.

(2)	AEA balances are less than comparable balances displayed in this document in ‘Select Data’ (Quarterly Average Balances) due to the exclusion of deposits with banks and other investments and the inclusion of credit balances of factoring clients.

NFR and NFM are key metrics used by management to measure the profitability of our lending and leasing assets. NFR includes interest and yield-related fee income on our loans and capital leases, rental income and depreciation, maintenance and other operating lease expenses from our operating lease equipment, interest and dividend income on cash and investments, as well as funding costs. Since our asset composition includes a high level of operating lease equipment (44% of AEA for the quarter ended March 31, 2015), NFM is a more appropriate metric for CIT than net interest margin (“NIM”) (a common metric used by other BHCs), as NIM does not fully reflect the earnings of our portfolio because it includes the impact of debt costs on all our assets but excludes the net revenue (rental income less depreciation) from operating leases.

NFR increased modestly from the year-ago quarter, reflecting higher earning assets, and was down from the prior quarter due to lower assets and yields. Finance revenue was up from the year-ago quarter, reflecting higher revenues on increased operating lease equipment. Finance revenue was down from the prior quarter on lower rates, with yields down in most divisions (as detailed in the table below), reflecting new business yields generally below yields on maturing loans, and the absence of interest recoveries and lower prepayments.

Interest expense was relatively flat. The weighted average coupon rate of outstanding deposits and long-term borrowings was 3.04% at March 31, 2015, down from 3.33% at March 31, 2014 and 3.11% at December 31, 2014. Although rates were generally up as shown in the following table, the higher proportion of deposit funding decreased the total funding weighted average coupon rate. Deposits represented 50% of the total deposits and long-term borrowing at March 31, 2015, while unsecured debt was 32% and secured debt was 18%. These proportions will fluctuate in the future depending upon our funding activities.

Deposits have increased, both in dollars and proportion of total CIT funding. The weighted average rate of total CIT deposits was 1.70%, 1.67% and 1.69% at March 31, 2015 and 2014 and December 31, 2014, respectively. The proportion of deposits to total funding increased to 50% from 46% at December 31, 2014 and 40% at March 31, 2014. Deposits and long-term borrowings are also discussed in Funding and Liquidity.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   41

The weighted average coupon rate of long-term borrowings at March 31, 2015 was 4.39%, compared to 4.45% at March 31, 2014 and 4.32% at December 31, 2014. Long-term borrowings consist of unsecured and secured debt. The weighted average coupon rate of unsecured long-term borrowings at March 31, 2015 was 5.03%, up slightly from 5.02% at March 31, 2014 and 5.00% at December 31, 2014. The weighted average coupon rate of secured long-term borrowings at March 31, 2015 was 3.23%, up from 3.17% at March 31, 2014 and 3.09% at December 31, 2014.

See Select Financial Data (Average Balances) section for more information on long-term borrowing rates.

The following table depicts select yields and margin related data for our segments, plus select divisions within TIF and NACF.

Select Segment and Division Margin Metrics (dollars in millions)

	March 31, 2015	December 31, 2014	March 31, 2014
Transportation & International Finance
AEA	$18,821.7	$19,096.6	$17,119.7
Gross yield	12.03%	12.26%	12.53%
NFM	4.57%	4.88%	4.73%
AEA
Commercial Aerospace	$10,911.0	$11,104.8	$9,773.9
Rail	$5,854.2	$5,839.8	$5,137.9
Maritime Finance	$1,049.2	$913.7	$473.9
International Finance	$1,007.3	$1,238.3	$1,734.0
Gross yield
Commercial Aerospace	11.36%	11.52%	12.56%
Rail	14.81%	15.33%	14.56%
Maritime Finance	5.00%	5.30%	4.88%
International Finance	10.51%	9.64%	8.46%
North American Commercial Finance
AEA	$14,590.3	$14,753.6	$13,764.7
Gross yield	6.12%	6.49%	6.28%
NFM	3.52%	3.94%	3.64%
AEA
Real Estate Finance	$1,777.7	$1,772.0	$1,592.9
Corporate Finance	$6,910.7	$7,097.7	$6,991.6
Equipment Finance	$4,962.7	$4,948.9	$4,239.5
Commercial Services	$939.2	$935.0	$940.7
Gross yield
Real Estate Finance	3.94%	4.19%	3.99%
Corporate Finance	4.50%	5.18%	5.02%
Equipment Finance	9.45%	9.49%	9.54%
Commercial Services	4.56%	4.89%	4.86%
Non-Strategic Portfolios
AEA	$360.0	$496.0	$1,185.8
Gross yield	20.22%	19.35%	12.78%
NFM	8.22%	6.77%	2.63%

Gross yields (interest income plus rental income on operating leases as a % of AEA) and NFM in TIF were down sequentially, largely reflecting lower equipment utilization. TIF International Finance margins may be volatile over quarterly periods due to strategic asset sales. NACF gross yields and NFM reflect continued pressures within Corporate Finance. NSP contains run-off portfolios, and as a result, gross yields may vary due to asset sales and lower balances.

42   CIT GROUP INC

The following table sets forth the details on net operating lease revenues(3).

Net Operating Lease Revenue as a % of Average Operating Leases (dollars in millions)

	Quarters Ended
	March 31, 2015		December 31, 2014		March 31, 2014
Rental income on operating leases	$530.6	14.26%	$546.5	14.60%	$491.9	14.32%
Depreciation on operating lease equipment	(156.8)	(4.21)%	(153.2)	(4.09)%	(148.8)	(4.33)%
Maintenance and other operating lease expenses	(46.1)	(1.24)%	(49.7)	(1.33)%	(51.6)	(1.50)%
Net operating lease revenue	$327.7	8.81%	$343.6	9.18%	$291.5	8.49%
Average Operating Lease Equipment (“AOL”)	$14,881.1		$14,972.9		$13,735.8

Net operating lease revenue was primarily generated from the commercial air and rail portfolios. Net operating lease revenue increased compared to the year-ago quarter, benefiting from higher assets and rail yields. The decline from the prior quarter resulted from asset sales, lower utilization and lower rental rates. On average, lease renewal rates in the rail portfolio re-priced slightly higher than the prior year quarter, while the commercial aircraft portfolio has been re-pricing slightly lower.

At March 31, 2015, 97% of our commercial aircraft portfolio was leased or under a commitment to lease, down from 99% in the year-ago and the prior quarters, as we prepare six aircraft for re-marketing, mostly due to terminations from three troubled carriers. Our rail fleet was 98% utilized, including commitments, at March 31, 2015, down from 99% at December 31, 2014 and flat with March 31, 2014.

We have 16 new aircraft deliveries scheduled for the next twelve months, all but one of which have lease commitments with customers. Approximately 65% of the rail order book of approximately 12,400 railcars were under a commitment.

Depreciation on operating lease equipment mostly reflects transportation equipment balances. Although assets are down from the prior quarter, the increase in depreciation expense reflects residual adjustments made at year-end, which increases current and prospective period expenses. Depreciation expense also includes amounts related to equipment impairment. Once a long-lived asset is classified as assets held for sale, depreciation expense is no longer recognized, and the asset is evaluated for impairment with any such charge recorded in other income. (See “Non-interest Income — Impairment on assets held for sale” for discussion on impairment charges). Consequently, net operating lease revenue includes rental income on operating lease equipment classified as assets held for sale, but there is no related depreciation expense. The amount of suspended depreciation on operating lease equipment in assets held for sale totaled $8 million, compared to $3 million for the year-ago quarter and $10 million for the prior quarter. Operating lease equipment in assets held for sale totaled $279 million, $438 million and $46 million at March 31, 2015, December 31, 2014, and March 31, 2014, respectively.

Maintenance and other operating lease expenses, which primarily relate to the rail portfolio and to a lesser extent aircraft re-leasing, was down compared to the year-ago and prior quarters. We expect the quarterly amount to average at a modestly higher level than the first quarter through year-end 2015.

The factors affecting rental income, depreciation, and maintenance and other operating lease expenses drove the net decrease in net operating lease revenue as a percent of AOL, as the higher revenue from the growth in assets was offset by the lower rental rates.

See “Expenses — Depreciation on operating lease equipment” and “Concentrations — Operating Leases” for additional information.

(3)	Net operating lease revenue is a non-GAAP measure. See “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

CREDIT METRICS

Credit metrics remain at or near cyclical lows, and given current levels, sequential quarterly movements in non-accrual loans and charge-offs are subject to volatility as individual larger accounts migrate in and out of non-accrual status or get resolved.

Non-accrual loans were $184 million (0.94% of finance receivables), up from $161 million (0.82%) at December 31, 2014. The increase was mostly driven by the addition of one energy related account in NACF.

The provision for credit losses was $35 million, compared to $37 million in the year-ago quarter and $15 million in the prior quarter, which included a $12 million reversal of a specific reserve. The increase over the prior quarter is also due to higher reserves related to a small number of accounts in TIF and NACF as well as changes in portfolio composition.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   43

Net charge-offs were $21 million, or 0.43% of average finance receivables (“AFR”), versus $36 million (0.76%) in the year-ago quarter and $23 million (0.47%) in the prior quarter. Net charge-offs include $11 million, $14 million and $7 million for the quarters ended March 31, 2015 and 2014, and December 31, 2014, respectively, related to the transfer of receivables to assets held for sale. Recoveries of $6 million were lower than the $9 million recorded in the year-ago quarter and essentially flat with the prior quarter.

The following table presents detail on our allowance for loan losses, including charge-offs and recoveries and provides summarized components of the provision and allowance:

Allowance for Loan Losses and Provision for Credit Losses (dollars in millions)

	Quarters Ended
	March 31,	December 31,	March 31,
	2015	2014	2014
Allowance – beginning of period	$346.4	$357.7	$356.1
Provision for credit losses(1)	34.6	15.0	36.7
Other(1)	(3.6)	(3.2)	(4.6)
Net additions	31.0	11.8	32.1
Gross charge-offs(2)	(26.6)	(28.8)	(44.4)
Recoveries	5.7	5.7	8.8
Net Charge-offs	(20.9)	(23.1)	(35.6)
Allowance – end of period	$356.5	$346.4	$352.6
Loans
Transportation & International Finance	$3,568.5	$3,558.9	$3,553.5
North American Commercial Finance	15,860.8	15,936.0	14,902.8
Non-Strategic Portfolios	–	0.1	115.4
Total loans	$19,429.3	$19,495.0	$18,571.7
Allowance
Transportation & International Finance	$55.5	$46.8	$45.7
North American Commercial Finance	301.0	299.6	306.9
Total allowance	$356.5	$346.4	$352.6

	Quarters Ended			Allowance for Loan Losses
	March 31,	December 31,	March 31,	March 31,	December 31,
	2015	2014	2014	2015	2014
Specific reserves on impaired loans	$2.4	$(13.1)	$(4.7)	$14.8	$12.4
Non-specific reserves	11.3	5.0	5.8	341.7	334.0
Net charge-offs	20.9	23.1	35.6	–	–
Total	$34.6	$15.0	$36.7	$356.5	$346.4
Ratio
Allowance for loan losses as a percentage of total loans				1.83%	1.78%

(1)	Includes amounts related to reserves on unfunded loan commitments and letters of credit, and for deferred purchase agreements, which are reflected in Other Liabilities, as well as foreign currency translation adjustments. These Other Liabilities totaled $37 million, $35 million and $31 million at March 31, 2015, December 31, 2014 and March 31, 2014, respectively.

(2)	Gross charge-offs of $11 million, $14 million and $7 million for the quarters ended March 31, 2015 and 2014, and December 31, 2014, respectively, related to the transfer of receivables to assets held for sale.

The allowance rate continues to reflect the relatively benign credit environment. NSP carries no reserves, as the portfolio consists entirely of AHFS. The increase in specific allowance is mainly due to one account in NACF while the prior quarter included the reversal of $12 million related to a resolution of a problem loan in NACF.

There were no significant changes to our reserving policies during the quarter. See Note 1 — Business and Summary of Significant Accounting Policies for discussion on policies relating to the allowance for loan losses in Item 8 Financial Statements and Supplementary Data of our Annual Report on Form 10-K for the year ended December 31, 2014.

44   CIT GROUP INC

The following table presents charge-offs, by class and business segment. See Results by Business Segment for additional information.

Charge-offs as a Percentage of Average Finance Receivables by Class (dollars in millions)

	Quarters Ended
	March 31, 2015		December 31, 2014		March 31, 2014
Gross Charge-offs(1)
International Finance	$3.2	2.05%	$10.1	4.26%	$14.3	3.35%
Transportation & International Finance	3.2	0.36%	10.1	1.10%	14.3	1.61%
Corporate Finance	11.0	0.64%	3.3	0.19%	10.4	0.60%
Equipment Finance	11.8	1.01%	10.2	0.87%	9.2	0.91%
Commercial Services	0.6	0.09%	5.2	0.81%	3.0	0.53%
North American Commercial Finance	23.4	0.59%	18.7	0.47%	22.6	0.61%
Non-Strategic Portfolios	–	–	–	–	7.5	9.94%
Total	$26.6	0.55%	$28.8	0.59%	$44.4	0.95%
Recoveries
International Finance	$1.7	1.10%	$2.4	1.01%	$1.3	0.28%
Transportation & International Finance	1.7	0.19%	2.4	0.26%	1.3	0.14%
Corporate Finance	–	–	–	–	0.1	0.01%
Equipment Finance	3.6	0.31%	3.1	0.27%	5.2	0.51%
Commercial Services	0.4	0.06%	0.2	0.02%	1.3	0.23%
North American Commercial Finance	4.0	0.10%	3.3	0.09%	6.6	0.18%
Non-Strategic Portfolios	–	–	–	–	0.9	1.17%
Total	$5.7	0.12%	$5.7	0.12%	$8.8	0.19%
Net Charge-offs(1)
International Finance	$1.5	0.95%	$7.7	3.25%	$13.0	3.07%
Transportation & International Finance	1.5	0.17%	7.7	0.84%	13.0	1.47%
Corporate Finance	11.0	0.64%	3.3	0.19%	10.3	0.59%
Equipment Finance	8.2	0.70%	7.1	0.60%	4.0	0.40%
Commercial Services	0.2	0.03%	5.0	0.79%	1.7	0.30%
North American Commercial Finance	19.4	0.49%	15.4	0.38%	16.0	0.43%
Non-Strategic Portfolios	–	–	–	–	6.6	8.77%
Total	$20.9	0.43%	$23.1	0.47%	$35.6	0.76%

(1)	TIF charge-offs for the quarters ended March 31, 2014 and December 31, 2014 included $3 million and $6 million, respectively, related to the transfer of receivables to assets held for sale. NACF charge-offs for the quarter ended March 31, 2015, included $11 million related to the transfer of receivables to assets held for sale and $4 million for the year-ago quarter and $1 million for the prior quarter. NSP charge-offs for the quarter ended March 31, 2014 included $7 million related to the transfer of receivables to assets held for sale.

Charge-offs remained at relatively low levels absent the amount related to assets transferred to AHFS. Recoveries were down in amount from the year-ago quarter and flat sequentially, and are expected to remain at low levels, as more recent charge-offs afford fewer opportunities for recoveries. Additionally, charge-offs associated with AHFS do not generate future recoveries as the loans are generally sold before recoveries can be realized and any gains on sales are reported in Other Income.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   45

The tables below present information on non-performing loans, which includes non-performing loans related to assets held for sale for each period:

Non-accrual and Accruing Past Due Loans (dollars in millions)

	March 31, 2015	December 31, 2014
Non-accrual loans
U.S.	$104.7	$71.9
Foreign	78.8	88.6
Non-accrual loans	$183.5	$160.5
Troubled Debt Restructurings
U.S.	$12.3	$13.8
Foreign	2.3	3.4
Restructured loans	$14.6	$17.2
Accruing loans past due 90 days or more
Accruing loans past due 90 days or more	$21.5	$10.3

Non-accrual Loans as a Percentage of Finance Receivables (dollars in millions)

	March 31, 2015		December 31, 2014
Transportation Finance	$0.1	–	$0.1	–
International Finance	39.1	6.26%	37.1	5.93%
Transportation & International Finance	39.2	1.10%	37.2	1.05%
Corporate Finance	44.5	0.65%	30.9	0.45%
Equipment Finance	71.1	1.51%	70.0	1.48%
North American Commercial Finance	115.6	0.73%	100.9	0.63%
Non-Strategic Portfolios	28.7	NM	22.4	NM
Total	$183.5	0.94%	$160.5	0.82%

Non-accrual loans remained at low levels, but at March 31, 2015 was up from the prior quarter, mostly due to one energy related account in Corporate Finance. The entire NSP portfolio was classified as held for sale making the percentage of finance receivables not meaningful (NM).

Approximately 55% of our non-accrual accounts were paying currently compared to 54% at December 31, 2014. Our impaired loan carrying value (including FSA discount, specific reserves and charge-offs) to estimated outstanding contractual balances approximated 77%, compared to 68% at December 31, 2014. For this purpose, impaired loans are comprised principally of non-accrual loans over $500,000 and TDRs.

Total delinquency (30 days or more) improved to 1.4% of finance receivables compared to 1.7% at December 31, 2014, primarily due to lower amounts in Commercial Services and an improvement in non-credit (administrative) delinquencies in the Equipment Finance portfolio.

Foregone Interest on Non-accrual Loans and Troubled Debt Restructurings (dollars in millions)

	Quarters Ended
	March 31, 2015			March 31, 2014
	U.S.	Foreign	Total	U.S.	Foreign	Total
Interest revenue that would have been earned at original terms	$5.5	$2.6	$8.1	$11.3	$2.8	$14.1
Less: Interest recorded	(0.3)	(0.2)	(0.5)	(3.3)	–	(3.3)
Foregone interest revenue	$5.2	$2.4	$7.6	$8.0	$2.8	$10.8

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

46   CIT GROUP INC

The tables that follow reflect loan carrying values of accounts that have been modified.

Troubled Debt Restructurings and Modifications (dollars in millions)

	March 31, 2015		December 31, 2014
		% Compliant		% Compliant
Troubled Debt Restructurings(1)
Deferral of principal and/or interest	$5.0	96%	$6.0	96%
Covenant relief and other	9.6	86%	11.2	83%
Total TDRs	$14.6	90%	$17.2	88%
Percent non-accrual	72%		75%

		% Compliant		% Compliant
Modifications(1)
Extended maturity	$11.9	100%	$0.1	100%
Covenant relief	73.6	100%	70.9	100%
Interest rate increase/additional collateral	10.0	100%	25.1	100%
Other	119.1	100%	58.3	100%
Total Modifications	$214.6		$154.4	100%
Percent non-accrual	17%		10%

(1)	Table depicts the predominant element of each modification, which may contain several of the characteristics listed.

The increase in modifications reflects the addition of a few larger accounts, and the extension of additional funds to previously modified loans that were in compliance with the modified terms.

See Note 3 — Loans in Item 1. Consolidated Financial Statements for additional information regarding TDRs and other credit quality information.

NON-INTEREST INCOME

As presented in the following table, Non-interest Income includes Rental Income on Operating Leases and Other Income.

Non-interest Income (dollars in millions)

	Quarters Ended
	March 31, 2015	December 31, 2014	March 31, 2014
Rental income on operating leases	$530.6	$546.5	$491.9
Other Income:
Gains on sales of leasing equipment	$32.0	$52.0	$8.4
Factoring commissions	29.5	32.2	28.6
Fee revenues	22.6	26.1	21.6
Gains on loan and portfolio sales	6.6	16.5	3.5
Gain on investments	0.7	24.6	3.5
Losses on derivatives and foreign currency exchange	(9.7)	(16.2)	(7.1)
Impairment on assets held for sale	(10.1)	(31.2)	(1.1)
Other revenues	14.8	12.4	13.7
Total other income	86.4	116.4	71.1
Total non-interest income	$617.0	$662.9	$563.0

Rental income on operating leases from equipment we lease is generally recognized on a straight line basis over the lease term. Rental income is discussed in “Net Finance Revenues” and “Results by Business Segment”.

Other income increased from the year-ago quarter and declined from the prior quarter, reflecting the following:

Gains on sales of leasing equipment resulted from approximately $435 million of equipment sales in the first quarter of 2015, $255 million in the year-ago quarter, and

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   47

$560 million in the prior quarter. Gains included $9 million and $30 million from sales of aircraft to the joint venture in the current quarter and prior quarter, respectively. Gains as a percentage of equipment sold, which will vary based on the type and age of equipment sold, were down from last quarter and above the year-ago quarter. Equipment sales for the first quarter of 2015 included approximately $375 million in TIF, mostly aircraft, and $60 million in NACF. Equipment sales for the year-ago quarter consisted of approximately $185 million in TIF, mostly aircraft, and $70 million in NACF. Equipment sales for the prior quarter mainly consisted of approximately $430 million in TIF and $115 million in NACF.

Factoring commissions were up from the year-ago quarter mostly on higher factoring volume, and down slightly from the prior quarter, reflecting seasonal trends. Factoring volume was $6.5 billion in 2015, up from $6.3 billion in the year-ago quarter and down from $7.4 billion for the prior quarter.

Fee revenues include fees on lines of credit and letters of credit, capital markets-related fees, agent and advisory fees, and servicing fees for the assets we sell but retain servicing, including servicing fees in the small business lending portfolio that was sold in the first half of 2014. Fee revenues are mainly driven by our NACF segment.

Gains on loan and portfolio sales in the first quarter of 2015 reflected approximately $95 million of sales, with approximately $70 million in NACF, and $25 million in TIF. The year-ago quarter sales reflected approximately $150 million of sales, with approximately $70 million in NACF, $65 million in NSP, and $15 million in TIF. The prior quarter sales totaled approximately $580 million, with approximately $350 million in TIF, driven by the sale of a U.K. portfolio, $140 million in NACF and $90 million in NSP.

Gains on investments primarily reflected sales of equity investments that were received as part of a lending transaction or, in some cases, a workout situation. The gains were primarily in NACF. Gains were elevated in the prior quarter from investment securities sold to comply with the Volcker Rule.

Losses on derivatives and foreign currency exchange Transactional foreign currency movements resulted in losses of $(83) million in the first quarter of 2015, driven by the strengthening of the U.S. dollar against the Canadian dollar, Euro, and U.K. Pound Sterling, and losses of $(41) million and $(49) million in the year-ago and prior quarters, respectively. These were partially offset by gains of $84 million in the first quarter of 2015, similarly impacted by the foreign currency movements noted, and gains of $(37) million and $(51) million in the year-ago and prior quarters, respectively, on derivatives that economically hedge foreign currency movements and other exposures. Losses related to the valuation of the derivatives within the GSI facility were $(1) million in the first quarter of 2015, $(2) million in the year-ago quarter and $(11) million in the prior quarter. In addition, there were losses of $(10) million in the current quarter, $(2) million in the year-ago quarter and $(8) million in the prior quarter on the realization of cumulative translation adjustment (CTA) amounts from accumulated other comprehensive loss upon the sale or substantial liquidation of a subsidiary and translational adjustments related to liquidating entities. As of March 31, 2015, of the aggregate CTA of $(104) million, there was approximately $(65) million of CTA losses included in accumulated other comprehensive loss related to the Brazil, Mexico, and U.K. portfolios in AHFS. In conjunction with the closing of the transactions, certain currency translation adjustments will be recognized in income, with the pre-tax amount charged to other income and the tax effect in the provision for income taxes. The CTA amounts will fluctuate until the transactions are completed. For additional information on the impact of derivatives on the income statement, refer to Note 8 —Derivative Financial Instruments.

Impairment on assets held for sale in the current quarter primarily relates to the Mexico and Brazil portfolios held for sale in NSP. The $31 million in the prior quarter was evenly split between TIF, reflecting charges on aerospace operating lease equipment held for sale and the U.K. portfolio, and NSP, which included impairment charges on the Mexico and Brazil portfolios. When a long-lived asset is classified as held for sale, depreciation expense is suspended and the asset is evaluated for impairment with any such charge recorded in other income. (See Expenses for related discussion on depreciation on operating lease equipment.)

Other revenues included items that are more episodic in nature, such as gains on work-out related claims, proceeds received in excess of carrying value on non-accrual accounts held for sale, which were repaid or had another workout resolution, insurance proceeds in excess of carrying value on damaged leased equipment, and also includes income from joint ventures. The current quarter includes a $5 million benefit on the termination of a defaulted contract in TIF.

48   CIT GROUP INC

OTHER EXPENSES

Other Expenses (dollars in millions)

	Quarters Ended
	March 31,	December 31,	March 31,
	2015	2014	2014
Depreciation on operating lease equipment	$156.8	$153.2	$148.8
Maintenance and other operating lease expenses	46.1	49.7	51.6
Operating expenses:
Compensation and benefits	$146.5	$138.9	$138.9
Technology	22.3	22.1	21.1
Professional fees	19.5	23.7	18.0
Net occupancy expense	9.4	8.5	8.9
Advertising and marketing	9.1	10.0	7.9
Provision for severance and facilities exiting activities	(1.0)	6.7	9.9
Other	35.8	38.9	28.8
Total operating expenses	241.6	248.8	233.5
Loss on debt extinguishments	–	3.1	–
Total other expenses	$444.5	$454.8	$433.9
Headcount	3,360	3,360	3,200

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

Operating expenses increased compared to the year-ago quarter, mostly reflecting additional employees relating to the 2014 third quarter acquisition of Direct Capital and costs related to the pending acquisition of OneWest Bank. The sequential decline generally reflects lower portfolio repositioning costs. Operating expenses include Bank deposit raising costs, which totaled $15 million in the first quarter of 2015, compared to $13 million for the year-ago quarter and $17 million for the prior quarter, and are reflected across various expense categories, but mostly within advertising and marketing and in other expenses, reflecting deposit insurance costs. The current quarter and prior quarter also included $5 million and $4 million, respectively, of expenses related to the OneWest Bank acquisition. Operating expenses reflect the following changes:

■	Compensation and benefits increased from the year-ago, reflecting the impact of the additional employees associated with last year’s Direct Capital acquisition. While the number of employees has not changed from the prior quarter, the sequential increase reflects the annual restart of certain employee benefit costs, such as FICA.

■	Professional fees include legal and other professional fees such as tax, audit, and consulting services and increased from the year-ago quarter reflecting costs associated with the pending OneWest Transaction and exits of our non-strategic portfolios.

■	Advertising and marketing expenses include costs associated with raising deposits. Bank advertising and marketing costs totaled $7 million, compared to $6 million in the year-ago quarter, and $8 million in the prior quarter.

■	Provision for severance and facilities exiting activities reflects costs associated with various efficiency initiatives. The current quarter includes a true-up for amounts previously recorded, but that will not be incurred.

■	Other expenses include items such as travel and entertainment, insurance, FDIC costs, office equipment and supplies costs and taxes other than income taxes.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   49

We are focused on exiting Mexico and Brazil and closing several legal entities in Europe and Asia. We have separate agreements to sell the businesses in Mexico and Brazil and expect to close the transactions in the second half of 2015. Upon completion of all of our planned exits, we expect to eliminate approximately $15 million from our quarterly expenses.

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

The most significant remaining discount at March 31, 2015, related to operating lease equipment ($1.3 billion related to rail operating lease equipment and $0.6 billion to aircraft operating lease equipment). The discount on the operating lease equipment was, in effect, an impairment of the operating lease equipment upon emergence from bankruptcy, as the assets were recorded at their fair value, which was less than their carrying value. The recording of the FSA adjustment reduced the asset balances subject to depreciation and thus decreases depreciation expense over the remaining useful life of the operating lease equipment or until it is sold.

INCOME TAXES

Income Tax Data (dollars in millions)

	Quarters Ended
	March 31,	December 31,	March 31,
	2015	2014	2014
Provision for income taxes, before discrete items	$42.2	$22.4	$10.2
Discrete items	1.8	(50.7)	3.3
Provision (benefit) for income taxes	$44.0	$(28.3)	$13.5
Effective tax rate	29.8%	(12.7)%	11.0%

The Company’s first quarter income tax provision was $44.0 million compared to income tax benefit of $28.3 million in the prior quarter and $13.5 million income tax provision in the year-ago quarter. The first quarter of 2015’s tax provision reflected federal and state income taxes in the U.S. as well as taxes on the earnings of certain international operations. The higher current quarter’s income tax provision was primarily driven by the recognition of federal and state income tax expense on domestic earnings. Due to the partial release of the domestic valuation allowance on net deferred tax assets in 2014, the 2015 effective income tax rate of approximately 30% includes the recognition of U.S. federal and state income taxes. Included in the prior quarter’s discrete tax benefit was the recognition of approximately $44 million reduction to the valuation allowances on certain international net deferred tax assets and miscellaneous other $6.7 million of net tax benefit items.

The quarterly income tax expense will include the impact of the continuous re-assessment of the estimated annual effective tax rate, which is then applied to the interim consolidated pre-tax income to determine the interim provision for income taxes. The change in the effective tax rate each period is impacted by a number of factors, including the relative mix of domestic and international earnings, adjustments to the valuation allowances, and discrete items. The actual year-end 2015 effective tax rate may vary from the near term future periods due to the changes in these factors.

As noted in our 2014 Annual Report on Form 10-K, management concluded that it was more likely than not that the Company will generate sufficient taxable income based on management’s long-term forecast of future U.S. taxable income within the applicable carry-forward periods to support partial utilization of the U.S. federal and U.S. state NOLs. The forecast of future taxable income for the Company reflects a long-term view of growth and returns that management believes is more likely than not to be realized.

However, the Company retained a valuation allowance of $1.0 billion against its U.S. net deferred tax assets at December 31, 2014. Of the $1.0 billion domestic valuation allowance, approximately $0.7 billion is against the deferred tax asset on the U.S. federal NOLs and $0.3 billion is against the deferred tax asset on the U.S. state NOLs. No

50   CIT GROUP INC

discrete reduction to the valuation allowance related to the U.S. federal or state NOLs or the capital loss carry-forwards was recorded in the quarter.

The ability to recognize the remaining valuation allowances against the U.S. federal and state NOLs, and capital loss carry-forwards net deferred tax assets will be evaluated on a quarterly basis to determine if there are any significant events that would affect our ability to utilize these deferred tax assets. If events are identified that affect our ability to utilize our deferred tax assets, the analysis will be updated to determine if any adjustments to the valuation allowances are required. Such events may include acquisitions that support the Company’s long-term business strategies while also enabling it to accelerate the utilization of its net operating losses, as evidenced by the acquisition of Direct Capital Corporation and the announced definitive agreement and plan of merger to acquire OneWest Bank.

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

The Company maintained a valuation allowance of $141 million against certain international reporting entities’ net deferred tax assets at December 31, 2014. In the evaluation process related to the net deferred tax assets of the Company’s foreign reporting entities, uncertainties surrounding the international business plans, the recent international platform rationalizations, and the “cumulative losses in recent years” have made it challenging to reliably project future taxable income. The primary inputs for the forecast of future taxable income will continue to be identified as the business plans for the international operations evolve, and potential tax planning strategies are identified. Thus, as of this reporting period, the negative evidence continues to outweigh the positive evidence, and the Company continues to maintain a full valuation allowance on these entities’ net deferred tax assets.

See Note 11 — Income Taxes in Item 1. Consolidated Financial Statements for additional information, including deferred tax assets.

RESULTS BY BUSINESS SEGMENT

See Note 15 — Business Segment Information in Item 1. Consolidated Financial Statements for additional information.

Transportation & International Finance (TIF)

TIF includes several divisions: aerospace (commercial air and business air), rail, maritime finance, and international finance. Revenues generated by TIF include rents collected on leased assets, interest on loans, fees, and gains from assets sold.

Aerospace—Commercial Air provides aircraft leasing, lending, asset management, and advisory services for commercial and regional airlines around the world. We own and finance a fleet of 340 aircraft and have about 100 clients in approximately 50 countries.

Aerospace—Business Air offers financing and leasing programs for corporate and private owners of business jets.

Rail leases railcars and locomotives to railroads and shippers throughout North America, and Europe. Our operating lease fleet consists of over 121,000 railcars and 390 locomotives and we serve over 650 customers.

Maritime Finance offers secured loans to owners and operators of oceangoing and inland cargo vessels, as well as offshore vessels and drilling rigs.

International Finance offers equipment financing, secured lending and leasing to small and middle-market businesses in China and the U.K. The U.K. portfolio is included in assets held-for-sale at March 31, 2015 and December 31, 2014.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   51

Transportation & International Finance—Financial Data and Metrics (dollars in millions)

	Quarters Ended
	March 31,	December 31,	March 31,
	2015	2014	2014
Earnings Summary
Interest income	$68.4	$71.7	$76.7
Interest expense	(168.6)	(169.3)	(160.7)
Provision for credit losses	(10.6)	(8.5)	(12.4)
Rental income on operating leases	497.5	513.8	459.6
Other income	34.3	33.5	7.2
Depreciation on operating lease equipment	(136.1)	(133.5)	(121.7)
Maintenance and other operating lease expenses	(46.1)	(49.7)	(51.6)
Operating expenses	(81.8)	(73.1)	(79.5)
Income before provision for income taxes	$157.0	$184.9	$117.6
Select Average Balances
Average finance receivables (AFR)	$3,546.0	$3,688.8	$3,555.0
Average operating leases (AOL)	$14,617.9	$14,718.5	$13,457.5
Average earning assets (AEA)	$18,821.7	$19,096.6	$17,119.7
Statistical Data
Net finance revenue (interest and rental income, net of interest and depreciation and maintenance and other operating lease expenses) (NFR)	$215.1	$233.0	$202.3
Net finance margin – NFR as a % of AEA	4.57%	4.88%	4.73%
Net operating lease revenue – rental income, net of depreciation and maintenance and other operating lease expenses)	$315.3	$330.6	$286.3
Operating lease margin as a % of AOL	8.63%	8.98%	8.51%
Pretax return on AEA	3.34%	3.87%	2.75%
New business volume	$525.3	$1,228.9	$1,054.6

Pre-tax earnings for the quarter increased from the year-ago quarter reflecting strong gains on equipment sales and asset growth and decreased sequentially reflecting lower assets and margin. Results are discussed further below.

Financing and leasing assets totaled $18.8 billion at March 31, 2015, down from $19.0 billion at December 31, 2014, as new business volume and a U.K. rail portfolio purchase were offset by asset sales, including aircraft sales to the TC-CIT Aviation joint ventures formed in the prior quarter, equipment depreciation and loan amortization.

Aerospace financing and leasing assets totaled $10.8 billion, down from $11.1 billion at December 31, 2014 as new business volume was more than offset by approximately $400 million of asset sales and depreciation. Our owned commercial portfolio included 292 aircraft, down from December 31, 2014, as deliveries of 3 new aircraft were offset by sales of 11 aircraft, including five aircraft to TC-CIT Aviation, our recently formed joint venture. At March 31, 2015, we manage 14 aircraft for the joint venture. At March 31, 2015, we had 154 aircraft on order from manufacturers, not including options for additional aircraft, up from 152 at December 31, 2014, with deliveries scheduled through 2020. The increase reflects the exercise of purchase options on five Airbus A321 current engine option aircraft with deliveries scheduled for 2016. See Note 13 — Commitments in Item 1. Consolidated Financial Statements and Concentrations for further aircraft data.

Rail financing and leasing assets grew slightly to $5.9 billion from $5.8 billion at December 31, 2014. We expanded our owned portfolio by approximately 1,700 railcars to over 121,000 at March 31, 2015, reflecting scheduled deliveries from our order book and a portfolio acquisition of approximately 900 railcars in the U.K. At March 31, 2015, we had approximately 12,400 railcars on order from manufacturers, with deliveries scheduled through 2017, which included an additional 2,200 ordered during the quarter. See Note 13 — Commitments in Item 1. Financial Statements and Supplemental Data and Concentrations for further railcar data.

Maritime Finance financing and leasing assets increased slightly to $1.1 billion from $1.0 billion at December 31, 2014.

International Finance financing and leasing assets were essentially flat at $1.0 billion from December 31, 2014. Included in the balance were approximately $380 million of assets held for sale related to our U.K. equipment finance business.

Highlights included:

■	NFR was up from the year-ago quarter and down from the prior quarter. The increase reflects growth in the portfolios, while the sequential decline reflects lower net operating lease revenue (discussed below) and interest income, reflecting reduced assets, lower utilization and prepayments. See Select Segment and Division Margin Metrics table in Net Finance Revenue section.

52   CIT GROUP INC

■	Gross yields (interest income plus rental income on operating leases as a percent of AEA) decreased from the prior periods, with the decline from the year-ago quarter reflecting pricing pressure on the aircraft portfolio, which offset favorable pricing in the rail portfolio. The sequential decline reflected lower utilization and seasonally high usage in the rail portfolio in the fourth quarter of 2014.

■	Net operating lease revenue, which is a component of NFR, increased from the year-ago quarter as higher rental income from growth offset increased depreciation. The sequential decline in net operating lease revenue primarily reflects asset sales, including sales to the joint venture, and decreased utilization. Depreciation expense increased from the prior year reflecting higher asset balances and sequentially reflecting a slight increase to aerospace depreciation rates on certain aircraft following our annual residual reviews. Maintenance and other operating lease expense was below both prior periods, and we expect the quarterly amount to average at a modestly higher level than the first quarter through year-end 2015. Net operating lease revenue as a percentage of AOL increased from the prior year as higher net yields in rail offset a decline in commercial air and declined sequentially in both businesses reflecting the aforementioned trends.

■	New business volume for 2015 primarily included the delivery of 3 aircraft, approximately 800 railcars, and $0.2 billion of finance receivables. 2015 volume does not include the U.K. rail portfolio purchase which added approximately 900 railcars and approximately $85 million of assets to the business this quarter.

■	Equipment utilization was down slightly from December 31, 2014, and ended the quarter with 97% of commercial air and 98% of rail equipment on lease or under a commitment. We have 16 new aircraft deliveries scheduled for the next twelve months, all but one of which have lease commitments with customers. Approximately 65% of all railcars on order have commitments, which is down from December 31, 2014, largely reflecting the additional 2,200 railcars ordered during the first quarter that have deliveries in 2016 and 2017.

■	Other income primarily reflected the following:

■	Gains on asset sales totaled $28 million on approximately $400 million of equipment and receivable sales, including a gain of $9 million on aircraft sales to the joint venture created in the 2014 fourth quarter, compared to $4 million of gains on $199 million of asset sales in the year-ago quarter and $44 million of gains on $781 million of asset sales in the prior quarter.

■	Impairment charges on AHFS totaled $1 million, compared to $1 million in the year-ago quarter and $15 million in the prior quarter and predominantly related to international portfolios and commercial aircraft.

■	Other income also includes a small amount of fees and other revenue derived from loan commitments, joint ventures, as well as periodic items such as a benefit from the termination of a defaulted contract of $5 million this quarter.

■	Non-accrual loans were $39 million (1.10% of finance receivables) at March 31, 2015, compared to $37 million (1.05%) at December 31, 2014. The current quarter provision for credit losses reflected higher reserves as net charge-offs were $1 million (0.17% of average finance receivables), down from $13 million (1.47%) in the year-ago quarter and $8 million (0.84%) in the prior quarter. Essentially all of the charge-offs were concentrated in the International portfolio. TIF charge-offs for the year-ago quarter included $3 million related to the transfer of receivables to assets held for sale and $6 million for the prior quarter.

■	Operating expenses increased, with the sequential change reflecting the annual restart of certain employee benefit costs, such as FICA.

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

North American Commercial Finance – Financial Data and Metrics (dollars in millions)

	Quarters Ended
	March 31,	December 31,	March 31,
	2015	2014	2014
Earnings Summary
Interest income	$196.1	$214.4	$193.4
Interest expense	(74.1)	(74.2)	(68.9)
Provision for credit losses	(24.0)	(6.5)	(23.2)
Rental income on operating leases	27.2	24.8	22.8
Other income	66.3	115.4	61.8
Depreciation on operating lease equipment	(20.7)	(19.7)	(21.9)
Operating expenses	(134.7)	(132.1)	(121.5)
Income before provision for income taxes	$36.1	$122.1	$42.5
Select Average Balances
Average finance receivables (AFR)	$15,825.9	$16,013.1	$14,800.1
Average earning assets (AEA)(1)	$14,590.3	$14,753.6	$13,764.7
Statistical Data
Net finance revenue (interest and rental income, net of interest and depreciation expense) (NFR)	$128.5	$145.3	$125.4
Net finance margin – NFR as a % of AEA	3.52%	3.94%	3.64%
Pretax return on AEA	0.99%	3.31%	1.24%
New business volume	$1,354.1	$1,620.6	$1,372.9
Factoring volume	$6,495.6	$7,401.9	$6,271.1

(1)	AEA is lower than AFR as it is reduced by the average credit balances for factoring clients.

Pre-tax income declined from the year-ago quarter, reflecting lower gross yields that offset the higher assets related to the August 1, 2014 acquisition of Direct Capital. The decline in pre-tax income from the prior quarter primarily reflects lower gains on asset sales, which were elevated in the prior quarter, and higher credit costs.

Financing and leasing assets totaled $16.2 billion at March 31, 2015, unchanged from December 31, 2014, as new loan and lease volume was mostly offset by portfolio run-off and prepayments. At March 31, 2015, financing and leasing assets totaled $6.9 billion in Corporate Finance, $5.0 billion in Equipment Finance assets, $1.8 billion in Real Estate Finance loans, and $2.5 billion in Commercial Services factoring receivables and loans. New business volume was essentially flat with the year-ago quarter, as the decline in Corporate Finance activity offset increases in Equipment Finance and Real Estate Finance. Factoring volume rose 4% from the year-ago quarter but declined sequentially in line with seasonal trends.

CIT Bank originated the vast majority of the U.S. funded loan and lease volume in each of the periods presented. At March 31, 2015, over 75% of this segment’s financing and leasing assets were in the Bank.

New business yields rose slightly from the prior quarter, primarily due to mix as volumes were higher in Equipment Finance and lower in Corporate Finance.

Highlights included:

■	While NFR was up slightly from the year-ago quarter on higher assets, the decline from the prior quarter resulted from a lower level of interest recoveries.

■	NACF gross yields and NFM were down from the year-ago and prior quarters, reflecting continued pressures on yields, while the prior quarter also benefited from notable items including the resolution of certain problem accounts. See Select Segment and Division Margin Metrics table in Net Finance Revenue section.

■	Other income rose slightly from the year-ago quarter and declined from the prior quarter reflecting:

■	Factoring commissions of $29 million were up slightly from the year-ago quarter and down from $32 million in the prior quarter, in line with the seasonality of factoring volumes.

54   CIT GROUP INC

■	Gains on asset sales (including receivables, equipment and investments) totaled $12 million, compared to $10 million in the year-ago quarter and $51 million in the prior quarter. The prior quarter benefited from an elevated level of investment securities sales. Financing and Leasing assets sold totaled $129 million, compared to $138 million in the year-ago quarter and $253 million in the prior quarter.

■	Fee revenue was $20 million, compared to $17 million in the year-ago quarter and $24 million in the prior quarter. Fee revenue is mainly driven by syndication fees, arranger fees, agent fees and fees from issuing letters of credit and on unused lines of credit.

■	The $24 million provision for credit losses, while in line with the year-ago level, rose meaningfully from $6 million in the prior quarter, due mainly to a large loan recovery in that period. Credit metrics remained at or near cycle lows. Non-accrual loans increased to $116 million (0.73% of finance receivables) from $101 million (0.63%) at December 31, 2014, mostly due to a few accounts in Corporate Finance, one of which was an energy related customer. Net charge-offs were $19 million (0.49% of average finance receivables) for the March 31, 2015 quarter, compared to $16 million (0.43%) in the year-ago quarter and $15 million (0.38%) in the prior quarter. Net charge-offs include $11 million from assets moved to held for sale in the current quarter compared to $4 million in the year-ago quarter and $1 million in the prior quarter. Excluding the charge-offs related to transfers to AHFS, net charge-offs declined from both comparable periods.

■	The increase in operating expenses from the year-ago quarter largely reflected the additional costs related to the acquisition of Direct Capital.

Non-Strategic Portfolios (NSP)

NSP consisted of portfolios that we no longer consider strategic. At March 31, 2015, these consisted primarily of equipment financing portfolios in Mexico and Brazil, both of which were under definitive sale agreements.

Non-Strategic Portfolios – Financial Data and Metrics (dollars in millions)

	Quarters Ended
	March 31,	December 31,	March 31,
	2015	2014	2014
Earnings Summary
Interest income	$12.3	$16.1	$28.4
Interest expense	(10.8)	(15.6)	(24.9)
Provision for credit losses	–	–	(1.0)
Rental income on operating leases	5.9	7.9	9.5
Other income	(7.8)	(18.8)	4.4
Depreciation on operating lease equipment	–	–	(5.2)
Operating expenses	(12.4)	(18.0)	(19.2)
Loss before provision for income taxes	$(12.8)	$(28.4)	$(8.0)
Select Average Balances
Average finance receivables (AFR)	$0.1	$0.1	$300.0
Average earning assets (AEA)	360.0	$496.0	1,185.8
Statistical Data
Net finance margin – NFR as a % of AEA	8.22%	6.77%	2.63%
New business volume	$37.7	$35.9	$51.8

Pre-tax losses continued in 2015, driven by lower asset levels from reduced business activity and impairments on AHFS with a partially offsetting benefit from lower operating expenses. The current and prior quarters reflect no depreciation expense as a result of operating lease equipment being recorded as held for sale, but had associated impairments of $5 million and $6 million recorded in other income in the March 31, 2015 and December 31, 2014 quarters, respectively. Operating expenses were down due to the reduced business activity, and we expect the majority of the expenses will cease once all portfolios are sold.

Financing and leasing assets totaled $330 million at March 31, 2015, down from $380 million at December 31, 2014, reflecting portfolio runoff and changes in currency rates. Essentially the entire remaining balance consists of the portfolios in Mexico and Brazil. We have entered into definitive agreements to sell these businesses and both transactions are subject to customary regulatory approvals. We expect to close the Mexico and Brazil transactions in the second half of 2015. In conjunction with the closing of the transactions, certain currency translation adjustments (“CTA”) related to the Mexico and Brazil portfolios, currently $18 million and $43 million, respectively, recorded in accumulated other comprehensive loss within the stockholders’ equity, will be recognized in income, with the pre-tax amount charged to other income and the tax effect in the provision for income taxes. The CTA amounts will fluctuate until the transactions are completed.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   55

Corporate and Other

Certain items are not allocated to operating segments and are included in Corporate and Other, including unallocated interest expense, primarily related to corporate liquidity costs (Interest Expense), mark-to-market adjustments on non-qualifying derivatives (Other Income), restructuring charges for severance and facilities exit activities and certain legal costs and unallocated expenses (Operating Expenses). Corporate and Other also reflects losses on debt extinguishments.

Corporate and Other – Financial Data (dollars in millions)

	Quarters Ended
	March 31,	December 31,	March 31,
	2015	2014	2014
Earnings Summary
Interest income	$4.2	$4.0	$3.7
Interest expense	(17.8)	(17.8)	(17.4)
Provision for credit losses	–	–	(0.1)
Other income	(6.4)	(13.7)	(2.3)
Operating expenses	(12.7)	(25.6)	(13.3)
Loss on debt extinguishments	–	(3.1)	–
Loss before provision for income taxes	$(32.7)	$(56.2)	$(29.4)

■	Interest income consists of interest and dividend income primarily from deposits held at other depository institutions and other investment securities.

■	Interest expense generally is allocated to the segments. Interest expense held in Corporate represents amounts in excess of these allocations and amounts related to excess liquidity.

■	Other income primarily reflects gains and (losses) on derivatives, including the GSI facilities, which drove the balances in 2014, and foreign currency exchange. The GSI derivative had a negative mark-to-market of $1 million, $11 million and $2 million for the quarters ended March 31, 2015 and 2014, and December 31, 2014, respectively.

■	Operating expenses reflects salary and general and administrative expenses in excess of amounts allocated to the business segments. Operating expenses were down from the prior quarter, mostly on lower provision for severance and facilities exiting activities, which reflected a reversal of previously recorded provisions in the quarter ended March 31, 2015, and charges of $10 million and $7 million for the quarters ended March 31, 2014, and December 31, 2014, respectively.

56   CIT GROUP INC

FINANCING AND LEASING ASSETS

The following table presents our financing and leasing assets by segment.

Financing and Leasing Asset Composition (dollars in millions)

	March 31, 2015	December 31, 2014	% Change
Transportation & International Finance
Segment Total
Loans	$3,568.5	$3,558.9	0.3%
Operating lease equipment, net	14,623.3	14,665.2	(0.3)%
Assets held for sale	634.5	815.2	(22.2)%
Financing and leasing assets	18,826.3	19,039.3	(1.1)%
Aerospace
Loans	1,750.8	1,796.5	(2.5)%
Operating lease equipment, net	8,822.7	8,949.5	(1.4)%
Assets held for sale	234.5	391.6	(40.1)%
Financing and leasing assets	10,808.0	11,137.6	(3.0)%
Rail
Loans	126.7	130.0	(2.5)%
Operating lease equipment, net	5,800.1	5,715.2	1.5%
Assets held for sale	1.0	1.2	(16.7)%
Financing and leasing assets	5,927.8	5,846.4	1.4%
Maritime Finance
Loans	1,066.6	1,006.7	6.0%
Assets held for sale	19.1	19.7	(3.0)%
Financing and leasing assets	1,085.7	1,026.4	5.8%
International Finance
Loans	624.4	625.7	(0.2)%
Operating lease equipment, net	0.5	0.5	–
Assets held for sale	379.9	402.7	(5.7)%
Financing and leasing assets	1,004.8	1,028.9	(2.3)%
North American Commercial Finance
Segment Total
Loans	15,860.8	15,936.0	(0.5)%
Operating lease equipment, net	264.5	265.2	(0.3)%
Assets held for sale	87.5	22.8	283.8%
Financing and leasing assets	16,212.8	16,224.0	(0.1)%
Real Estate Finance
Loans	1,813.9	1,768.6	2.6%
Financing and leasing assets	1,813.9	1,768.6	2.6%
Corporate Finance
Loans	6,798.1	6,889.9	(1.3)%
Assets held for sale	87.5	22.8	283.8%
Financing and leasing assets	6,885.6	6,912.7	(0.4)%
Equipment Finance
Loans	4,706.1	4,717.3	(0.2)%
Operating lease equipment, net	264.5	265.2	(0.3)%
Financing and leasing assets	4,970.6	4,982.5	(0.2)%
Commercial Services
Loans and factoring receivables	2,542.7	2,560.2	(0.7)%
Financing and leasing assets	2,542.7	2,560.2	(0.7)%
Non-Strategic Portfolios
Loans	–	0.1	(100.0)%
Assets held for sale	329.9	380.1	(13.2)%
Financing and leasing assets	329.9	380.2	(13.2)%
Consolidated Totals:
Loans	$19,429.3	$19,495.0	(0.3)%
Operating lease equipment, net	14,887.8	14,930.4	(0.3)%
Assets held for sale	1,051.9	1,218.1	(13.6)%
Total financing and leasing assets	$35,369.0	$35,643.5	(0.8)%

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   57

Financing and leasing assets were down slightly, reflecting the following:

TIF decline was driven by $0.4 billion of asset sales including over $0.2 billion of aircraft to TC-CIT Aviation, our recently formed joint venture with Century Tokyo Leasing created in the 2014 fourth quarter. Assets Held for Sale totaled $0.6 billion and largely consists of the U.K. equipment finance portfolio and aircraft.

Portfolio collections, sales and prepayments offset the new business originations in NACF during the first quarter of 2015.

The decline in NSP primarily reflected changes in foreign exchange rates and portfolio runoff. The remaining AHFS primarily reflected the Mexico and Brazil portfolios, each subject to separate sales agreements.

Financing and leasing asset trends are also discussed in the respective segment descriptions in “Results by Business Segment”.

The following table presents the changes to our financing and leasing assets:

Financing and Leasing Assets Roll forward (dollars in millions)

	Transportation & International Finance	North American Commercial Finance	Non-Strategic Portfolios	Total
Balance at December 31, 2014	$19,039.3	$16,224.0	$380.2	$35,643.5
New business volume	525.3	1,354.1	37.7	1,917.1
Portfolio / business acquisitions	84.4	–	–	84.4
Loan sales	(23.4)	(71.1)	–	(94.5)
Equipment sales	(377.0)	(57.8)	(2.7)	(437.5)
Depreciation	(136.1)	(20.7)	–	(156.8)
Gross charge-offs	(3.2)	(23.4)	–	(26.6)
Collections and other	(283.0)	(1,192.3)	(85.3)	(1,560.6)
Balance at March 31, 2015	$18,826.3	$16,212.8	$329.9	$35,369.0

Total Business Volumes (dollars in millions)

	Quarters Ended
	March 31,	December 31,	March 31,
	2015	2014	2014
Transportation & International Finance	$525.3	$1,228.9	$1,054.6
North American Commercial Finance	1,354.1	1,620.6	1,372.9
Non-Strategic Portfolios	37.7	35.9	51.8
Total	$1,917.1	$2,885.4	$2,479.3
Factored Volume	$6,495.6	$7,401.9	$6,271.1

New business volume in 2015 decreased in TIF from the year-ago and prior quarters, mostly driven by fewer scheduled aircraft deliveries. Lower NACF new business volumes were driven by Corporate Finance, mostly in the commercial and industrial industries, partially offset by new business volumes in Direct Capital.

Loan Sales (dollars in millions)

	Quarters Ended
	March 31,	December 31,	March 31,
	2015	2014	2014
Transportation & International Finance	$23.4	$349.8	$14.2
North American Commercial Finance	71.1	140.6	69.8
Non-Strategic Portfolios	–	87.8	63.6
Total	$94.5	$578.2	$147.6

Loan and portfolio sales in TIF during the prior quarter mostly reflect a U.K. portfolio.

58   CIT GROUP INC

Equipment Sales (dollars in millions)

	Quarters Ended
	March 31,	December 31,	March 31,
	2015	2014	2014
Transportation & International Finance	$377.0	$431.6	$184.3
North American Commercial Finance	57.8	112.7	68.4
Non-Strategic Portfolios	2.7	13.7	3.8
Total	$437.5	$558.0	$256.5

Equipment sales in TIF consisted of aerospace and rail assets in conjunction with its portfolio management activities. The elevated balances in the quarter and prior quarter reflect sales to the joint venture. NACF sales reflect assets within Equipment Finance and Corporate Finance.

Portfolio activities are discussed in the respective segment descriptions in “Results by Business Segment”.

CONCENTRATIONS

Ten Largest Accounts

Our ten largest financing and leasing asset accounts, the vast majority of which are lessors of air and rail assets, in the aggregate represented 10.8% of our total financing and leasing assets at March 31, 2015 (the largest account was less than 2.2%) and 11.1% at December 31, 2014.

Geographic Concentrations

The following table represents the financing and leasing assets by obligor geography:

Financing and Leasing Assets by Obligor – Geographic Region (dollars in millions)

	March 31, 2015		December 31, 2014
Northeast	$6,808.7	19.3%	$6,552.0	18.4%
Midwest	3,945.8	11.2%	3,821.6	10.7%
Southwest	3,797.8	10.7%	3,852.8	10.8%
Southeast	3,790.3	10.7%	3,732.9	10.5%
West	3,079.3	8.7%	3,183.1	8.9%
Total U.S.	21,421.9	60.6%	21,142.4	59.3%
Asia / Pacific	4,603.4	13.0%	4,712.8	13.2%
Europe	3,112.9	8.8%	3,192.4	9.0%
Canada	2,445.5	6.9%	2,520.6	7.1%
Latin America	1,550.8	4.4%	1,651.7	4.6%
All other countries	2,234.5	6.3%	2,423.6	6.8%
Total	$35,369.0	100.0%	$35,643.5	100.0%

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   59

The following table summarizes both state concentrations greater than 5.0% and international country concentrations in excess of 1.0% of our financing and leasing assets:

Financing and Leasing Assets by Obligor – State and Country (dollars in millions)

	March 31, 2015		December 31, 2014
State
Texas	$3,209.6	9.1%	$3,261.4	9.1%
New York	2,320.6	6.6%	2,492.3	7.0%
All other states	15,891.7	44.9%	15,388.7	43.2%
Total U.S.	$21,421.9	60.6%	$21,142.4	59.3%
Country
Canada	$2,445.5	6.9%	$2,520.6	7.1%
China	1,046.3	3.0%	1,043.7	2.9%
Australia	1,017.0	2.9%	1,029.1	2.9%
England	874.6	2.5%	855.3	2.4%
Mexico	641.0	1.8%	670.7	1.9%
Brazil	518.4	1.5%	579.5	1.6%
Philippines	506.0	1.4%	511.3	1.4%
Indonesia	419.7	1.2%	424.4	1.2%
Russia(1)	394.5	1.1%	400.0	1.1%
All other countries	6,084.1	17.1%	6,466.5	18.2%
Total International	$13,947.1	39.4%	$14,501.1	40.7%

(1)	Most of the balance represents operating lease equipment.

Industry Concentrations

The following table represents financing and leasing assets by industry of obligor:

Financing and Leasing Assets by Obligor – Industry (dollars in millions)

	March 31, 2015		December 31, 2014
Commercial airlines (including regional airlines)(1)	$9,988.0	28.2%	$10,313.7	28.9%
Manufacturing(2)	4,664.9	13.2%	4,702.6	13.2%
Transportation(4)	3,556.4	10.1%	3,361.7	9.5%
Retail(3)	3,259.6	9.2%	3,187.8	8.9%
Service industries	2,484.5	7.0%	2,553.6	7.2%
Real Estate	1,644.1	4.6%	1,590.5	4.5%
Wholesale	1,601.6	4.5%	1,710.3	4.8%
Oil and gas extraction / services	1,481.4	4.2%	1,483.4	4.2%
Energy and utilities	1,476.9	4.2%	1,513.2	4.2%
Healthcare	1,191.2	3.4%	1,159.7	3.3%
Finance and insurance	767.2	2.2%	782.9	2.2%
Other (no industry greater than 2%)	3,253.2	9.2%	3,284.1	9.1%
Total	$35,369.0	100.0%	$35,643.5	100.0%

(1)	Includes the Commercial Aerospace Portfolio and additional financing and leasing assets that are not commercial aircraft.
(2)	At March 31, 2015, includes manufacturers of chemicals, including pharmaceuticals (3.3%) and petroleum and coal, including refining (1.6%).
(3)	At March 31, 2015, includes retailers of apparel (4.2%) and general merchandise (1.8%).
(4)	At March 31, 2015, included rail (4.1%), maritime (3.4%) and trucking and shipping (1.6%).

Direct exposure to customers in the energy industry includes $1.5 billion in energy and utilities and $1.5 billion in the oil and gas extraction/services industries. Energy and utilities primarily consists of project finance transactions supporting unregulated power generation plants, mostly fueled by natural gas. Approximately $1 billion of the exposure to oil and gas extraction/services includes railcars, primarily tank and sand railcars, leased to companies in these industries. There is also approximately $0.5 billion of loans that are exposed to oil (the majority in energy services and the remaining in exploration and production), a

60   CIT GROUP INC

majority of which is secured by equipment and working capital assets.

Operating Lease Equipment — Rail

TIF’s global Rail business has a fleet of approximately 122,000 railcars and locomotives, including approximately 31,000 tank cars. The North American fleet has approximately 20,000 tank cars used in the transport of crude oil, ethanol and other flammable liquids (collectively, “Flammable Liquids”). Of the 20,000 tank cars, approximately 12,000 tank cars are leased directly to railroads and other diversified shippers for the transportation of crude by rail. The owned fleet also contains approximately 9,000 sand cars (covered hoppers) leased to customers to support crude oil and natural gas production.

Following several highly-publicized derailments of tank cars since mid-2013, U.S. and Canadian government agencies and industry groups agreed to implement a number of operational changes, including requiring multiple crew members on all trains carrying hazardous materials, prohibiting unattended trains on main lines, increasing track inspections, reducing speeds in populated areas, redirecting trains around high-risk areas, and mandating the testing and classification of crude oil prior to shipment. In addition, in April, 2014, Transport Canada (“TC”) issued an order prohibiting the use of certain older tank cars in dangerous goods service in Canada effective immediately. However, CIT had no railcars impacted by the order.

On June 27, 2014, TC announced proposed amendments under the Transportation of Dangerous Goods Act, the Railway Safety Management System Regulations, and the Transportation Information Regulations that would, among other safety requirements for railways, formalize new DOT-111 tank car standards. On July 23, 2014, the U.S. Pipeline and Hazardous Materials Safety Administration (“PHMSA”) issued a Notice of Proposed Rulemaking (“NPRM”) on Enhanced Tank Car Standards and Operational Controls for High Hazard Flammable Trains (“HHFT”) seeking public comment on tank car standards, braking systems, speed restrictions, rail routing and notifications to state emergency responders, and retrofit standards and schedule for existing tank cars in high-hazard flammable trains.

On May 1, 2015, PHMSA and TC each released their final rules (the “Final Rules”), which were aligned in recognition that many railcars are used in both countries. The Final Rules apply to all HHFT, which means trains with a continuous block of 20 or more tank cars loaded with a flammable liquid or 35 or more tank cars loaded with a flammable liquid dispersed through a train. The Final Rules (i) establish enhanced DOT Specification 117 design and performance criteria applicable to tank cars constructed after October 1, 2015 for use in an HHFT and (ii) require retrofitting existing tank cars in accordance with DOT-prescribed retrofit design or performance standard for use in an HHFT. The retrofit timeline is based on two risk factors, the packing group of the flammable liquid and the differing types of DOT-111 and CPC-1232 tank cars. The Final Rules also established new braking standards, requiring HHFTs to have in place a functioning two-way end-of-train device or a distributive power braking system. Any high-hazard flammable unit train (“HHFUT”) (a single train with 70 or more tank cars loaded with Class 3 flammable liquids), with at least one tank car with Packing Group I materials, must be operated with an electronically controlled pneumatic (“ECP”) braking system by January 1, 2021. All other HHFUTs must have ECP braking systems installed after 2023. In addition, the Final Rules establish speed restrictions for HHFTs, establish standards for rail routing analysis, require improved information sharing with state and local officials, and require more accurate classification of unrefined petroleum-based products, including developing and carrying out sampling and testing programs.

As noted above, CIT has approximately 20,000 tank cars in its North American fleet used in the transport of Flammable Liquids, of which approximately half were manufactured prior to the adoption of the CPC-1232 standard Based on our preliminary analysis of the Final Rules, approximately 2,800 cars in our current tank car fleet require retrofitting by March 2018 and we have already reserved adequate shop space to meet those requirements. Approximately two thirds of the cars in our tank car fleet have a deadline of 2023 or later for modification, although we may decide to retrofit them sooner if it is economically beneficial to do so. Current tank cars on order are being configured to meet the Final Rules, except for the installation of ECP braking systems. CIT is currently evaluating how the Final Rules will impact its business and customers. However based on our preliminary analysis, we expect to retrofit most, if not all, of our cars impacted by the Final Rules and to amortize the cost over the remaining asset life of the cars.

Commercial Aerospace

The following tables present details on our commercial and regional aerospace portfolio (“Commercial Aerospace”). The net investment in regional aerospace financing and leasing assets was $48 million at March 31, 2015 and December 31, 2014, and was substantially comprised of loans and capital leases. The information presented below by region, manufacturer, and body type, is based on our operating lease aircraft portfolio, which comprises 91% of our total commercial aerospace portfolio and substantially all of our owned fleet of leased aircraft at March 31, 2015.

Commercial Aerospace Portfolio (dollars in millions)

	March 31, 2015		December 31, 2014
	Net Investment	Number	Net Investment	Number
By Product:
Operating lease(1)	$9,026.4	271	$9,309.3	279
Loan (2)	599.3	48	635.0	50
Capital lease	332.1	21	335.6	21
Total	$9,957.8	340	$10,279.9	350

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   61

Commercial Aerospace Operating Lease Portfolio (continued) (dollars in millions) (1)

	March 31, 2015		December 31, 2014
	Net Investment	Number	Net Investment	Number
By Region:
Asia / Pacific	$3,410.0	85	$3,610.0	88
Europe	2,016.6	78	2,135.4	82
U.S. and Canada	1,957.0	58	1,802.6	57
Latin America	962.5	36	994.9	37
Africa / Middle East	680.3	14	766.4	15
Total	$9,026.4	271	$9,309.3	279
By Manufacturer:
Airbus	$5,794.4	155	$5,985.5	160
Boeing	2,630.1	95	2,711.6	98
Embraer	540.7	20	547.2	20
Other	61.2	1	65.0	1
Total	$9,026.4	271	$9,309.3	279
By Body Type (3):
Narrow body	$6,038.7	223	$6,287.8	230
Intermediate	2,925.1	46	2,955.3	47
Regional and other	62.6	2	66.2	2
Total	$9,026.4	271	$9,309.3	279
Number of customers		93		98
Weighted average age of fleet (years)		6		5

(1)	Includes operating lease equipment held for sale.

(2)	Plane count excludes aircraft in which our net investment consists of syndicated financings against multiple aircraft. The net investment associated with such financings was $37 million at March 31, 2015 and $39 million at December 31, 2014.

(3)	Narrow body are single aisle design and consist primarily of Boeing 737 and 757 series, Airbus A320 series, and Embraer E170 and E190 aircraft. Intermediate body are smaller twin aisle design and consist primarily of Boeing 767 series and Airbus A330 series aircraft. Regional and Other includes aircraft and related equipment, such as engines.

Our top five commercial aerospace outstanding exposures totaled $2,519.3 million at March 31, 2015. The largest individual outstanding exposure totaled $751.1 million at March 31, 2015, which was to a U.S. carrier. See Note 13 — Commitments in Item 1. Consolidated Financial Statements for additional information regarding commitments to purchase additional aircraft.

OTHER ASSETS / OTHER LIABILITIES

The following tables present components of other assets and other liabilities.

Other Assets (dollars in millions)

	March 31, 2015	December 31, 2014
Deposits on commercial aerospace equipment	$750.6	$736.3
Deferred federal and state tax assets	398.8	422.5
Fair value of derivative financial instruments	199.4	168.0
Deferred costs, including debt related costs	155.5	148.1
Furniture and fixtures	123.4	126.4
Tax receivables, other than income taxes	101.9	102.0
Executive retirement plan and deferred compensation	97.0	96.7
Other	371.9	332.4
Total other assets	$2,198.5	$2,132.4

62   CIT GROUP INC

Other Liabilities (continued) (dollars in millions)

	March 31, 2015	December 31, 2014
Equipment maintenance reserves	$965.2	$960.4
Accrued expenses and accounts payable	385.6	478.3
Security and other deposits	379.7	368.0
Current taxes payable and deferred taxes	340.9	319.1
Accrued interest payable	171.7	243.7
Valuation adjustment relating to aerospace commitments	117.1	121.2
Other liabilities	375.0	398.1
Total other liabilities	$2,735.2	$2,888.8

RISK MANAGEMENT

CIT is subject to a variety of risks that may arise through the Company’s business activities, including the following principal forms of risk:

■	Strategic risk is the impact on earnings or capital arising from adverse strategic business decisions, improper implementation of strategic decisions, or lack of responsiveness to changes in the industry, including changes in the financial services industry as well as fundamental changes in the businesses in which our customers and our firm engages.

■	Credit risk is the risk of loss (including the incurrence of additional expenses) when a borrower does not meet its financial obligations to the Company. Credit risk may arise from lending, leasing, and/or counterparty activities.

■	Asset risk is the equipment valuation and residual risk of lease equipment owned by the Company that arises from fluctuations in the supply and demand for the underlying leased equipment. The Company is exposed to the risk that, at the end of the lease term, the value of the asset will be lower than expected, resulting in either reduced future lease income over the remaining life of the asset or a lower sale value.

■	Market risk includes interest rate and foreign currency risk. Interest rate risk is the impact that fluctuations in interest rates will have on the Company’s net finance revenue and on the market value of the Company’s assets, liabilities and derivatives. Foreign exchange risk is the economic impact that fluctuations in exchange rates between currencies can have on the Company’s non-dollar denominated assets and liabilities.

■	Liquidity risk is the risk that the Company has an inability to maintain adequate cash resources and funding capacity to meet its obligations, including under stress scenarios.

■	Capital risk is the risk that the Company does not have adequate capital to cover its risks and to support its growth and strategic objectives.

■	Operational risk is the risk of financial loss, damage to the Company’s reputation, or other adverse impacts resulting from inadequate or failed internal processes and systems, people or external events.

■	Information Technology Risk is the risk of financial loss, damage to the company’s reputation or other adverse impacts resulting from unauthorized (malicious or accidental) disclosure, modification, or destruction of information, including cyber-crime, unintentional errors and omissions, IT disruptions due to natural or man-made disasters, or failure to exercise due care and diligence in the implementation and operation of an IT system.

■	Legal and Regulatory Risk is the risk that the Company is not in compliance with applicable laws and regulations, which may result in fines, regulatory criticism or business restrictions, or damage to the Company’s reputation.

■	Reputational Risk is the potential that negative publicity, whether true or not, will cause a decline in the value of the Company due to changes in the customer base, costly litigation, or other revenue reductions.

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

Our policies and procedures relating to Risk Management are detailed in our Form 10-K for the year ended December 31, 2014.

Interest Rate Risk

Interest rate risk arises from lending, leasing, investments, deposit taking and funding, as assets and liabilities reprice at different times and by different amounts as interest rates

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   63

change. We evaluate and monitor interest rate risk primarily through two metrics.
■	Net Interest Income Sensitivity (“NII Sensitivity”), which measures the net impact of hypothetical changes in interest rates on net finance revenue, which includes revenues from loans and leased equipment, net of interest expense, depreciation and maintenance and other operating lease expenses; and

■	Economic Value of Equity (“EVE”), which measures the net impact of these hypothetical changes on the value of equity by assessing the market value of assets, liabilities and derivatives.

Interest rate risk and sensitivity is influenced primarily by the composition of the balance sheet, driven by the type of products offered (fixed/floating rate loans and deposits), investments, funding and hedging activities. Our assets are primarily comprised of commercial loans, operating leases, cash and investments. We use a variety of funding sources, including retail and brokered CDs, savings accounts, secured and unsecured debt. Our leasing products are level/fixed payment transactions, whereas the interest rate on the majority of our commercial loan portfolio is based off of a floating rate index such as short-term Libor or Prime. Our debt securities within the investment portfolio, securities purchased under agreements to resell and interest bearing deposits (cash) have generally short durations and reprice frequently. With respect to liabilities, CDs and unsecured debt are fixed rate, secured debt is a mix of fixed and floating rate, and the rates on savings accounts vary based on the market environment and competition. The composition of our assets and liabilities generally results in a net asset-sensitive position at the shorter end of the yield curve, mostly to moves in LIBOR, whereby our assets will reprice faster than our liabilities.

Deposits continued to grow as a percent of total funding. CIT Bank sources deposits primarily through direct-to-consumer (via the internet) and brokered channels. At March 31, 2015, the Bank had approximately $16.8 billion in deposits, more than half of which were obtained through our direct channel while approximately one-third were sourced through brokers with the remainder from institutional and other sources. Fixed rate, term deposits represented 64% of our deposit portfolio. The deposit rates we offer can be influenced by market conditions and competitive factors. Changes in interest rates can affect our pricing and potentially impact our ability to gather and retain deposits. Rates offered by competitors also can influence our rates and our ability to attract and hold deposits. In a rising rate environment, the Bank may need to increase rates to renew maturing deposits and attract new deposits. Rates on our savings account deposits may fluctuate due to pricing competition and may also move with short-term interest rates, on a lagging basis. In general, retail deposits represent a low-cost source of funds and are less sensitive to interest rate changes than many non-deposit funding sources. Our ability to gather brokered deposits may be more sensitive to rate changes than other types of deposits. We manage this risk by limiting maturity concentration and emphasizing new issuance in long-dated maturities of up to ten years. We regularly stress test the effect of deposit rate changes on our margins and seek to achieve optimal alignment between assets and liabilities from an interest rate risk management perspective.

The table below summarizes the results of simulation modeling produced by our asset/liability management system. The results reflect the percentage change in the EVE and NII Sensitivity over the next twelve months assuming an immediate 100 basis point parallel increase or decrease in interest rates. NII sensitivity is based on a static balance sheet projection.

	March 31, 2015		December 31, 2014
	+100 bps	–100 bps	+100 bps	–100 bps
NII Sensitivity	6.5%	(1.8)%	6.4%	(0.8)%
EVE	2.6%	(2.5)%	1.9%	(1.6)%

The changes to the interest rate risk metrics from year-end 2014 reflect the repayment of $1.2 billion of unsecured debt that matured in the first quarter, and to a certain extent by an increase in fixed rate CD issuances in the quarter, which extended the duration of liabilities resulting in increased EVE impact. For NII Sensitivity, the positive rate shock scenario reflected an increase in net asset sensitivity due to the unsecured debt maturity, which was partially offset by a decrease in sensitivity from lower cash and investment balances. NII sensitivity in the negative rate scenario was primarily impacted by the unsecured debt maturity.

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

64   CIT GROUP INC

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

FUNDING AND LIQUIDITY

CIT actively manages and monitors its funding and liquidity sources against relevant limits and targets. These sources satisfy funding and other operating obligations, while also providing protection against unforeseen stress events like unanticipated funding obligations, such as customer line draws, or disruptions to capital markets or other funding sources. Primary liquidity sources include:

■	Cash totaled $6.3 billion at March 31, 2015, compared to $7.1 billion at December 31, 2014. Cash at March 31, 2015 consisted of $1.4 billion related to the bank holding company, and $3.3 billion at CIT Bank (excluding $0.1 billion of restricted cash), with the remainder comprised of cash at operating subsidiaries and other restricted balances of approximately $0.8 billion each.

■	Securities purchased under agreements to resell (“reverse repurchase agreements”) totaled $450 million at March 31, 2015, down from $650 million at December 31, 2014. CIT entered into reverse repurchase agreements in an effort to improve returns on excess liquidity. These agreements are short-term securities that had remaining maturity dates of 90 days or less and weighted average yields totaling approximately 50 bps, and are secured by the underlying collateral, which is maintained at a third-party custodian. Interest earned on these securities is included in ‘Interest and dividends on interest bearing deposits and investments’ in the statement of operations. See Note 5 — Securities Purchased Under Resale Agreements in Item 1. Consolidated Financial Statements for further details.

■	Other short-term investment securities totaled $0.5 billion at March 31, 2015, which consisted of U.S. Government Agency discount notes and supranational securities that were classified as AFS and had remaining maturity dates of 90 days or less, compared to $1.1 billion at December 31, 2014. The current quarter balance does not include callable U.S. Government Agency securities of approximately $450 million invested during the quarter that have stated maturity horizons of more than a year, and are callable by the issuer in less than a year.

■	A $1.5 billion multi-year committed revolving credit facility, of which $1.4 billion was unused at March 31, 2015; and

■	Committed securitization facilities and secured bank lines that totaled $4.7 billion, of which $2.7 billion was unused at March 31, 2015, provided that eligible assets are available that can be funded through these facilities.

Asset liquidity is further enhanced by our ability to sell or syndicate portfolio assets in secondary markets, which also enables us to manage credit exposure, and to pledge assets to access secured borrowing facilities through the Federal Home Loan Banks (“FHLB”) and FRB.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   65

The acquisition price of the OneWest Transaction includes a cash portion of $2.0 billion, which may require us to issue debt, although the timing and amount has not been determined.

As a result of our continued funding and liability management initiatives, we further reduced the weighted average coupon rates on outstanding deposits and long-term borrowings to 3.04% at March 31, 2015 from 3.11% at December 31, 2014, driven by the higher proportion of deposits to total funding sources. The following table reflects our funding mix:

Funding Mix (dollars in millions)

	March 31, 2015	December 31, 2014
Deposits	50%	46%
Secured	18%	19%
Unsecured	32%	35%

The higher deposit base is reflective of the growth in CIT Bank assets. The unsecured notes outstanding in dollar amount declined compared to December 31, 2014, reflecting the $1.2 billion February 2015 debt maturity. The percentage of secured funding declined compared to December 31, 2014 reflecting amortization of our secured transactions as well as reduced utilization of our FHLB facilities.

Deposits

We continued to grow deposits during 2015 to fund our bank lending and leasing activities. Deposits totaled $16.8 billion at March 31, 2015, up from $15.8 billion at December 31, 2014, essentially all of which are in CIT Bank. The weighted average coupon rate of total deposits was 1.70%, essentially unchanged from 1.69% at December 31, 2014.

The following table details our deposits by type:

Deposits (dollars in millions)

	March 31, 2015	December 31, 2014
Online deposits	$9,671.2	$8,858.5
Brokered CDs / sweeps	6,091.6	5,986.0
Other(1)	995.3	1,005.3
Total	$16,758.1	$15,849.8

(1)	Other primarily includes a deposit sweep arrangement related to Healthcare Savings Accounts and deposits at our Brazil bank.

Long-term Borrowings

Long-term borrowings consist of unsecured and secured debt and totaled $16.7 billion at March 31, 2015, down from $18.5 billion at December 31, 2014, reflecting the repayment of $1.2 billion of maturing unsecured notes. The weighted average coupon rate of long-term borrowings at March 31, 2015 was 4.39%, up from 4.32% at December 31, 2014, reflecting the decline in secured borrowings, which have lower rates.

Unsecured

Revolving Credit Facility

There were no borrowings outstanding under the Revolving Credit Facility at either March 31, 2015 or December 31, 2014. The amount available to draw upon was approximately $1.4 billion at March 31, 2015, with the remaining amount of approximately $0.1 billion utilized for issuance of letters of credit.

The Revolving Credit Facility has a $1.5 billion total commitment amount that matures on January 27, 2017. The total commitment amount consists of a $1.15 billion revolving loan tranche and a $350 million revolving loan tranche that can also be utilized for issuance of letters of credit. The applicable margin charged under the facility is 2.50% for LIBOR-based loans and 1.50% for Base Rate loans. Improvement in CIT’s long-term senior unsecured debt ratings to either BB by S&P or Ba2 by Moody’s would result in a reduction in the applicable margin to 2.25% for LIBOR-based loans and to 1.25% for Base Rate loans. A downgrade in CIT’s long-term senior unsecured debt ratings to B+ by S&P and B1 by Moody’s would result in an increase in the applicable margin to 2.75% for LIBOR-based loans and to 1.75% for Base Rate loans. In the event of a one notch downgrade by only one of the agencies, no change to the margin charged under the facility would occur.

The Revolving Credit Facility is unsecured and is guaranteed by eight of the Company’s domestic operating subsidiaries. The facility was amended to modify the covenant requiring a minimum guarantor asset coverage ratio and the criteria for calculating the ratio. The amended covenant requires a minimum guarantor asset coverage ratio ranging from 1.25:1.0 to the current requirement of 1.5:1.0 depending on the Company’s long-term senior unsecured

66   CIT GROUP INC

debt rating. As of March 31, 2015, the last reported asset coverage ratio was 2.68x.

Senior Unsecured Notes

At March 31, 2015, unsecured notes outstanding totaled $10.7 billion, compared to $11.9 billion at December 31, 2014. The weighted average coupon rate of unsecured long-term borrowings at March 31, 2015 was 5.03%, up slightly from 5.00% at December 31, 2014. The decline in outstanding balance and slight increase in rate reflect the repayment of $1.2 billion of maturing 4.75% notes.

See Note 7 — Long-term Borrowings in Item 1. Consolidated Financial Statements for further detail.

Secured

Secured borrowings totaled approximately $5.9 billion at March 31, 2015, compared to $6.5 billion at December 31, 2014. The weighted average coupon rate of secured long-term borrowings at March 31, 2015 was 3.23%, up from 3.09% at December 31, 2014, reflecting lower FHLB borrowings.

CIT Bank secured borrowings totaled $1.5 billion and $1.9 billion at March 31, 2015 and December 31, 2014, respectively, which were secured by $2.3 billion and $2.4 billion of pledged assets at March 31, 2015 and December 31, 2014. Non-bank secured borrowings were $4.4 billion and $4.7 billion at March 31, 2015 and December 31, 2014, respectively, and were secured by assets of $8.1 billion and $8.3 billion, respectively.

FHLB Borrowings

As part of our liquidity management strategy, we may pledge assets to secure financing transactions (which include securitizations), to secure borrowings from the FHLB or for other purposes as required or permitted by law. Our secured financing transactions do not meet accounting requirements for sale treatment and are recorded as secured borrowings, with the assets remaining on-balance sheet pursuant to GAAP. The debt associated with these transactions is collateralized by receivables, leases, investment securities and/or equipment. Certain related cash balances are restricted.

CIT Bank is a member of the FHLB of Seattle and may borrow under a line of credit that is secured by collateral pledged to FHLB Seattle. CIT Bank did not have any advances outstanding under the line at March 31, 2015. A subsidiary of CIT Bank is a member of FHLB Des Moines and may borrow under lines of credit that are secured by a blanket lien on the subsidiary’s assets and collateral pledged to FHLB Des Moines. At March 31, 2015, $87 million of advances were outstanding and $149 million of collateral was pledged with FHLB Des Moines.

See Note 7 — Long-Term Borrowings in Item 1. Consolidated Financial Statements for a table displaying our consolidated secured financings and pledged assets.

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

At March 31, 2015, a total of $1,790.2 million of assets and secured debt totaling $1,203.7 million issued to investors was outstanding under the GSI Facilities. After adjustment to the amount of actual qualifying borrowing base under terms of the GSI Facilities, this secured debt provided for usage of $1,018.2 million of the maximum notional amount of the GSI Facilities. The remaining $1,106.8 million of the maximum notional amount represents the unused portion of the GSI Facilities and constitutes the notional amount of derivative financial instruments. Unsecured counterparty receivable of $537.1 million is owed to CIT from GSI for debt discount, return of collateral posted to GSI and settlements resulting from market value changes to asset-backed securities underlying the structures at March 31, 2015.

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

Based on the Company’s valuation, we had a recorded liability of $25 million at March 31, 2015, up slightly from December 31, 2014. During the quarter, we recognized $1 million, as a reduction to other income associated with the change in liability.

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

See Note 8 — Derivative Financial Instruments in Item 1. Consolidated Financial Statements for further information.

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

Our debt ratings at March 31, 2015, as rated by Standard & Poor’s Ratings Services (“S&P”), Fitch Ratings, Inc. (“Fitch”), Moody’s Investors Service (“Moody’s”) and Dominion Bond Rating Service (“DBRS”) are presented in the following table.

Debt Ratings as of March 31, 2015

	S&P	Fitch	Moody’s	DBRS
Issuer / Counterparty Credit Rating	BB-	BB+	NR	BB
Revolving Credit Facility Rating	BB-	BB+	B1	BBB (Low)
Series C Notes / Senior Unsecured Debt Rating	BB-	BB+	B1	BB
Outlook	Positive	Stable	Stable	Positive

NR – Not Rated

In March 2015, Moody’s affirmed CIT Group’s Ba3 corporate family rating but downgraded the senior unsecured rating from Ba3 to B1 with a stable ratings outlook. Concurrently, Moody’s transitioned its ratings analysis of CIT Group to Moody’s bank methodology from Moody’s finance company rating methodology. Because Moody’s does not assign corporate family ratings under the bank rating framework, CIT’s Ba3 corporate family rating was withdrawn.

Rating agencies indicate that they base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix, level and quality of earnings, and the current operating, legislative and regulatory environment, including implied government support. In addition, rating agencies themselves have been subject to scrutiny arising from the financial crisis and could make or be required to make substantial changes to their ratings policies and practices, particularly in response to legislative and regulatory changes, including as a result of provisions in Dodd-Frank. Potential changes in rating methodology as well as in the legislative and regulatory environment and the timing of those changes could impact our ratings, which as noted above could impact our liquidity and financial condition.

A debt rating is not a recommendation to buy, sell or hold securities, and the ratings are subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

Tax Implications of Cash in Foreign Subsidiaries

Cash held by foreign subsidiaries totaled $1.4 billion, including cash available to the BHC and restricted cash, at March 31, 2015, compared to $1.8 billion at December 31, 2014.

Other than in a limited number of jurisdictions, Management does not intend to indefinitely reinvest foreign earnings.

68   CIT GROUP INC

Contractual Payments and Commitments

The following tables summarize significant contractual payments and contractual commitment expirations at March 31, 2015. Certain amounts in the payments table are not the same as the respective balance sheet totals, because this table is based on contractual amounts and excludes items such as issue discounts and FSA discounts. Actual cash flows could vary materially from those depicted in the payments table as further explained in the table footnotes.

Payments for the Twelve Months Ended March 31(1) (dollars in millions)

	Total	2016	2017	2018	2019	2020+
Secured borrowings(2)	$5,916.7	$1,848.0	$998.5	$709.3	$570.6	$1,790.3
Senior unsecured	10,751.4	–	–	4,500.0	3,450.0	2,801.4
Total Long-term borrowings	16,668.1	1,848.0	998.5	5,209.3	4,020.6	4,591.7
Deposits	16,759.4	7,277.9	1,789.9	2,465.7	995.4	4,230.5
Credit balances of factoring clients	1,505.3	1,505.3	–	–	–	–
Lease rental expense	169.1	30.7	29.8	26.1	24.9	57.6
Total contractual payments	$35,101.9	$10,661.9	$2,818.2	$7,701.1	$5,040.9	$8,879.8

(1)	Projected payments of debt interest expense and obligations relating to postretirement programs are excluded.

(2)	Includes non-recourse secured borrowings, which are generally repaid in conjunction with the pledged receivable maturities.

Commitment Expiration by Twelve Month Periods Ended March 31 (dollars in millions)

	Total	2016	2017	2018	2019	2020+
Financing commitments	$5,137.7	$1,200.2	$726.1	$1,001.2	$935.9	$1,274.3
Aerospace equipment purchase commitments(1)	10,838.4	919.8	683.6	1,472.1	2,140.3	5,622.6
Rail and other equipment purchase commitments	1,629.5	1,126.7	502.8	–	–	–
Letters of credit	366.4	46.5	41.4	53.2	143.6	81.7
Deferred purchase agreements	1,643.7	1,643.7	–	–	–	–
Guarantees, acceptances and other recourse obligations	1.1	1.1	–	–	–	–
Liabilities for unrecognized tax obligations(2)	49.4	15.0	34.4	–	–	–
Total contractual commitments	$19,666.2	$4,953.0	$1,988.3	$2,526.5	$3,219.8	$6,978.6

(1)	Aerospace commitments are net of amounts on deposit with manufacturers.

(2)	The balance cannot be estimated past 2017; therefore the remaining balance is reflected in 2017.

Financing commitments increased from $4.7 billion at December 31, 2014 to $5.1 billion at March 31, 2015. This includes commitments that have been extended to and accepted by customers or agents, but on which the criteria for funding have not been completed of $799 million at March 31, 2015. Also included are Commercial Services credit line agreements, with an amount available of $275 million, net of amount of receivables assigned to us. These are cancellable by CIT only after a notice period.

At March 31, 2015, substantially all our undrawn financing commitments were senior facilities, with approximately 80% secured by equipment or other assets and the remainder comprised of cash flow or enterprise value facilities. Most of our undrawn and available financing commitments are in the Corporate Finance division of NACF. The top ten undrawn commitments totaled $341 million at March 31, 2015.

The table above includes approximately $1.4 billion of undrawn financing commitments at March 31, 2015 that were not in compliance with contractual obligations, and therefore CIT does not have the contractual obligation to lend.

See Note 13 — Commitments in Item 1. Consolidated Financial Statements for further detail.

CAPITAL

Capital Management

CIT manages its capital position to ensure that it is sufficient to: (i) support the risks of its businesses, (ii) maintain a “well-capitalized” status under regulatory requirements, and (iii) provide flexibility to take advantage of future investment opportunities. Capital in excess of these requirements is available to distribute to shareholders.

CIT uses a complement of capital metrics and related thresholds to measure capital adequacy and takes into account the existing regulatory capital framework. CIT further evaluates capital adequacy through the enterprise

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   69

stress testing and economic capital (“ECAP”) approaches, which constitute our internal capital adequacy assessment process (“ICAAP”).

Beginning January 1, 2015, CIT reports regulatory capital ratios in accordance with the Basel III Final Rule and determines risk weighted assets under the Standardized Approach. CIT’s capital management is discussed in more detail in its Form 10-K for the year ended December 31, 2014, see the “Regulation” section of Item 1. Business Overview for further detail regarding regulatory matters, including “Basel III”, “Capital Requirements” and “Leverage Requirements” and “Capital Management” section in Part Two, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Return of Capital

Capital returned during the quarter totaled nearly $360 million, including repurchases of approximately $332 million of our common stock and $27 million in dividends.

During the quarter, we repurchased over 7 million of our shares at an average price of $45.43 for an aggregate purchase price of $332 million, which completed the existing share repurchase program. The repurchases were effected via open market purchases and through plans designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The Board authorized an additional $200 million share repurchase program in April 2015.

Our 2015 common stock dividends were as follows:

2015 Dividends

Declaration Date	Payment Date	Per Share Dividend
January	February 28, 2015	$0.15
April	May 29, 2015	$0.15

Regulatory Capital Guidelines

Basel III and the New Standardized Risk-based Approach. The Company, as well as the Bank, became subject to the Basel III Final Rule effective January 1, 2015.

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

The Basel III Final Rule provides for a number of deductions from and adjustments to CET1. These include, for example, goodwill, other intangible assets, and deferred tax assets (DTAs) that arise from net operating loss and tax credit carryforwards net of any related valuation allowance. Also, mortgage servicing rights, DTAs arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial institutions must be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1. The non-DTA related deductions (goodwill, intangibles, etc.) may be reduced by netting with any associated deferred tax liabilities (DTLs). As for the DTA deductions, the netting of any remaining DTL must be allocated in proportion to the DTAs arising from net operating losses and tax credit carryforwards and those arising from temporary differences.

Implementation of some of these deductions to CET1 began on January 1, 2015, and will be phased-in over a 4-year period (beginning at 40% on January 1, 2015 and adding 20% per year thereafter until January 1, 2018).

In addition, under the Basel I general risk-based capital rules, the effects of certain components of accumulated other comprehensive income (“AOCI”) included in shareholders’ equity (for example, mark-to-market of securities held in the available-for-sale (“AFS”) portfolio) under U.S. GAAP are reversed for the purpose of determining regulatory capital ratios. Pursuant to the Basel III Final Rule, the effects of these AOCI items are not excluded; however, non-advanced approaches banking organizations, including the Company and CIT Bank, may make a one-time permanent election to continue to exclude the AOCI items currently excluded under Basel I. Both the Company and CIT Bank have elected to exclude AOCI items from regulatory capital ratios. The Basel III Final Rule also precludes certain hybrid securities, such as trust preferred securities, from inclusion in bank holding companies’ Tier 1 capital. The Company does not have any hybrid securities outstanding at March 31, 2015.

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

70   CIT GROUP INC

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

The Company and CIT Bank have met all capital requirements under the Basel III Final Rule, including the capital conservation buffer, as if such requirements were currently effective. The following table presents CIT’s and CIT Bank’s estimated capital ratios as of March 31, 2015 calculated under the fully phased-in Basel III Final Rule — Standardized approach.

Preliminary Basel III Capital Ratios – Fully Phased-in Standardized Approach(1) As of March 31, 2015 (dollars in millions)

	CIT			CIT Bank
	Estimated	Requirement		Estimated	Requirement
CIT
Capital
CET1	$7,954.1			$2,574.0
Tier 1	7,954.1			2,574.0
Total	8,348.0			2,824.7
Risk-weighted assets	56,340.2			19,978.0
Adjusted quarterly average assets	46,422.2			21,299.9
Capital ratios
CET1	14.1%	7.0%	(2)	12.9%	7.0%	(2)
Tier 1	14.1%	8.5%	(2)	12.9%	8.5%	(2)
Total	14.8%	10.5%	(2)	14.1%	10.5%	(2)
Leverage	17.1%	4.0%		12.1%	4.0%

(1)	Basel III Final Rule calculated under the Standardized Approach on a fully phased-in basis that will be required effective January 1, 2019. These ratios are preliminary estimates based upon our present interpretation of the Basel III Final Rule.

(2)	Required ratios under the Basel III Final Rule include the post-transition minimum capital conservation buffer effective January 1, 2019.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   71

Capital Composition and Ratios

The Company is subject to various regulatory capital requirements. We compute capital ratios in accordance with Federal Reserve capital guidelines for assessing adequacy of capital. At March 31, 2015, the regulatory capital guidelines applicable to the Company were based on the Basel III Final Rule. The ratios presented in the following table for March 31, 2015 are calculated under the current rules. At December 31, 2014, the regulatory capital guidelines that were applicable to the Company were based on the Capital Accord of the Basel Committee on Banking Supervision (Basel I). The ratios were not significantly impacted by the change.

Tier 1 Capital and Total Capital Components(1) (dollars in millions)

Tier 1 Capital	March 31, 2015	December 31, 2014
Total stockholders’ equity	$8,758.6	$9,068.9
Effect of certain items in accumulated other comprehensive loss excluded from Tier 1 Capital and qualifying noncontrolling interests	59.8	53.0
Adjusted total equity	8,818.4	9,121.9
Less: Goodwill(1)	(482.8)	(571.3)
Disallowed deferred tax assets	(358.3)	(416.8)
Disallowed intangible assets(2)	(9.3)	(25.7)
Investment in certain subsidiaries	NA	(36.7)
Other Tier 1 components(3)	–	(4.1)
Common Equity Tier 1 Capital	7,968.0	8,067.3
Tier 1 Capital	7,968.0	8,067.3
Tier 2 Capital
Qualifying reserve for credit losses and other reserves(4)	393.8	381.8
Less: Investment in certain subsidiaries	NA	(36.7)
Other Tier 2 components(5)	0.1	–
Total qualifying capital	$8,361.9	$8,412.4
Risk-weighted assets	$56,059.5	$55,480.9
BHC Ratios
Common Equity Tier 1 Capital Ratio	14.2%	NA
Tier 1 Capital Ratio	14.2%	14.5%
Total Capital Ratio	14.9%	15.2%
Tier 1 Leverage Ratio	17.2%	17.4%
CIT Bank Ratios
Common Equity Tier 1 Capital Ratio	12.9%	NA
Tier 1 Capital Ratio	12.9%	13.0%
Total Capital Ratio	14.2%	14.2%
Tier 1 Leverage Ratio	12.1%	12.2%

(1)	The March 31, 2015 presentation reflects the risk-based capital guidelines under Basel III, which became effective on January 1, 2015, on a partially phased-in basis. The December 31, 2014 reflects the risk-based capital guidelines under then effective Basel I.

(2)	Goodwill and disallowed intangible assets adjustments also reflect the portion included within assets held for sale.

(3)	Includes the Tier 1 capital charge for nonfinancial equity investments and the Tier 1 capital deduction for net unrealized losses on available-for-sale marketable securities (net of tax).

(4)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit, and deferred purchase agreements, all of which are recorded in Other Liabilities.

(5)	Banking organizations are permitted to include in Tier 2 Capital up to 45% of net unrealized pretax gains on available-for-sale equity securities with readily determinable fair values.

NA – Balance is not applicable under the respective guidelines.

72   CIT GROUP INC

The change in common stockholders’ equity from December 31, 2014 was primarily driven by net income, less the impact of share repurchases and dividends.

The reconciliation of balance sheet assets to risk-weighted assets is presented below:

Risk-Weighted Assets (dollars in millions)

	March 31, 2015	December 31, 2014
Balance sheet assets	$46,416.0	$47,880.0
Risk weighting adjustments to balance sheet assets	(6,701.2)	(8,647.8)
Off balance sheet items	16,344.7	16,248.7
Risk-weighted assets	$56,059.5	$55,480.9

The risk weighting adjustments at March 31, 2015, reflect Basel III guidelines, whereas the December 31, 2014 risk weighting adjustments followed Basel I guidelines. The 2015 off balance sheet items primarily reflect commitments to purchase aircraft and railcars ($10.7 billion related to aircraft and $1.5 billion related to railcars), unused lines of credit ($1.8 billion credit equivalent, largely related to Corporate Finance division) and deferred purchase agreements ($1.6 billion related to Commercial Services division). See Note 13 — Commitments in Item 1. Consolidated Financial Statements for further detail on commitments.

Tangible Book Value and Tangible Book Value per Share(1)

Tangible book value represents common equity less goodwill and other intangible assets. A reconciliation of CIT’s total common stockholders’ equity to tangible book value, a non-GAAP measure, follows:

Tangible Book Value and per Share Amounts (dollars in millions, except per share amounts)

	March 31, 2015	December 31, 2014
Total common stockholders’ equity	$8,758.6	$9,068.9
Less: Goodwill	(563.6)	(571.3)
Intangible assets	(23.2)	(25.7)
Tangible book value	$8,171.8	$8,471.9
Book value per share	$50.26	$50.13
Tangible book value per share	$46.89	$46.83

(1)	Tangible book value and tangible book value per share are non-GAAP measures.

Book value and Tangible book value (“TBV”) were down as the 2015 earnings were offset by the impact of share repurchases, the value of which reduces book value while held in treasury. Book value per share and TBV per share increased reflecting the decline in outstanding shares.

CIT BANK

The Bank is a state-chartered commercial bank headquartered in Salt Lake City, Utah, that is subject to regulation and examination by the FDIC and the UDFI and is our principal bank subsidiary. The Bank originates and funds lending and leasing activity in the U.S. Asset growth during the quarter reflected lending and leasing volume. Deposits grew in support of the increased business and investment activities. The Bank’s capital and leverage ratios are included in the tables that follow and remained well above required levels.

As detailed in the following Condensed Balance Sheet table, total assets increased modestly to $21.5 billion from $21.1 billion at December 31, 2014. Cash and deposits with banks was down as balances were used to invest in higher earning securities, consisting of approximately $450 million of U.S. Government Agency notes.

Commercial loans totaled $15.1 billion at March 31, 2015, up slightly from December 31, 2014. Funded volumes represented nearly all of the new U.S. volumes for NACF and TIF. The portfolio of operating lease equipment, which totaled $2.0 billion, was comprised primarily of railcars and some aircraft.

CIT Bank deposits were $16.8 billion at March 31, 2015, up from $15.9 billion at December 31, 2014, supporting the asset growth and other debt reduction. The weighted average interest rate was 1.66%, compared to 1.63% at December 31, 2014.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   73

Long-term borrowings at March 31, 2015 mainly consisted of debt related to secured borrowing transactions, the 2014 acquisition of Direct Capital and amounts borrowed from FHLBs. The decrease was driven by repayments of secured borrowings and FHLB borrowings.

The following presents condensed financial information for CIT Bank.

Condensed Balance Sheets (dollars in millions)

	March 31, 2015	December 31, 2014
ASSETS:
Cash and deposits with banks	$3,382.4	$3,684.9
Investment securities	748.7	285.2
Assets held for sale	72.3	22.8
Commercial loans	15,090.1	14,982.8
Allowance for loan losses	(286.2)	(269.5)
Operating lease equipment, net	2,041.0	2,026.3
Goodwill	167.8	167.8
Other assets	248.7	215.7
Total Assets	$21,464.8	$21,116.0

LIABILITIES AND EQUITY:
Deposits	$16,806.7	$15,877.9
Long-term borrowings	1,499.4	1,862.5
Other borrowings	–	303.1
Other liabilities	410.6	356.1
Total Liabilities	18,716.7	18,399.6
Total Equity	2,748.1	2,716.4
Total Liabilities and Equity	$21,464.8	$21,116.0

Capital Ratios
Common Equity Tier 1 Capital	12.9%	NA
Tier 1 Capital Ratio	12.9%	13.0%
Total Capital Ratio	14.2%	14.2%
Tier 1 Leverage ratio	12.1%	12.2%
NA – Not applicable under Basel I guidelines.
Financing and Leasing Assets by Segment (dollars in millions)
North American Commercial Finance	$12,657.4	$12,518.8
Transportation & International Finance	4,546.0	4,513.1
Total	$17,203.4	$17,031.9

We compute capital ratios in accordance with Federal Reserve capital guidelines for assessing adequacy of capital. At March 31, 2015, the regulatory capital guidelines applicable to the Bank were based on the Basel III Final Rule. The ratios presented in the following table for March 31, 2015 are calculated under the current rules. At December 31, 2014, the regulatory capital guidelines that were applicable to the Bank were based on the Capital Accord of the Basel Committee on Banking Supervision (Basel I). The ratios were not significantly impacted by the change.

74   CIT GROUP INC

Condensed Statements of Operations (dollars in millions)

	Quarters Ended
	March 31,	December 31,	March 31,
	2015	2014	2014
Interest income	$197.5	$200.0	$157.8
Interest expense	(74.1)	(73.5)	(51.4)
Net interest revenue	123.4	126.5	106.4
Provision for credit losses	(32.1)	(26.1)	(24.8)
Net interest revenue, after credit provision	91.3	100.4	81.6
Rental income on operating leases	70.1	65.9	45.8
Other income	28.7	40.6	27.0
Total net revenue, net of interest expense and credit provision	190.1	206.9	154.4
Operating expenses	(101.4)	(124.9)	(85.4)
Depreciation on operating lease equipment	(28.6)	(27.0)	(18.2)
Income before provision for income taxes	60.1	55.0	50.8
Provision for income taxes	(25.0)	(22.7)	(17.8)
Net income	$35.1	$32.3	$33.0
New business volume	$1,450.2	$1,928.6	$1,660.4

The Bank’s results benefited from growth in AEA. The provision for credit losses for 2015 reflects higher reserve build, including higher non-specific reserves, while credit metrics remain at or near cyclical lows. Net charge-offs as a percentage of average finance receivables were 0.41%, compared to 0.47% in the year-ago quarter and 0.28% in the prior quarter.

Other income was up slightly from the year-ago quarter, and down from the prior quarter, reflecting lower gains on asset sales and fee revenue. Operating expenses increased from the year-ago quarter, reflecting the continued growth of both assets and deposits in the Bank, along with the additional employee costs associated with the third quarter 2014 acquisition of Direct Capital. As a % of AEA, operating expenses were 2.00%, down from 2.47% in the year-ago quarter and 2.97% in the prior quarter.

Net Finance Revenue (dollars in millions)

	Quarters Ended
	March 31,	December 31,	March 31,
	2015	2014	2014
Interest income	$197.5	$200.0	$157.8
Rental income on operating leases	70.1	65.9	45.8
Finance revenue	267.6	265.9	203.6
Interest expense	(74.1)	(73.5)	(51.4)
Depreciation on operating lease equipment	(28.6)	(27.0)	(18.2)
Maintenance and other operating lease expenses*	(1.2)	(2.3)	(1.8)
Net finance revenue	$163.7	$163.1	$132.2
Average Earning Assets (“AEA”)	$17,108.8	$16,845.0	$13,832.5
As a % of AEA:
Interest income	4.62%	4.75%	4.56%
Rental income on operating leases	1.64%	1.56%	1.33%
Finance revenue	6.26%	6.31%	5.89%
Interest expense	(1.73)%	(1.75)%	(1.49)%
Depreciation on operating lease equipment	(0.67)%	(0.64)%	(0.52)%
Maintenance and other operating lease expenses*	(0.03)%	(0.05)%	(0.05)%
Net finance revenue	3.83%	3.87%	3.83%

*  Amounts included in CIT Bank operating expenses.

NFR increased from the year-ago period, reflecting the growth in financing and leasing assets, and was flat sequentially. NFM was down slightly from the prior quarter, reflecting some pressure on loan yields. The operating lease portfolio contributed $40 million to NFR in 2014, compared to $26 million and $37 million in the year-ago and prior quarters, respectively.

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

composition includes an increasing level of operating lease equipment (12% of AEA for the quarter ended March 31, 2015), NFM is a more appropriate metric for the Bank than net interest margin (“NIM”) (a common metric used by other banks), as NIM does not fully reflect the earnings of our portfolio because it includes the impact of debt costs on all our assets but excludes the net revenue (rental income less depreciation and maintenance and other operating lease expenses) from operating leases.

SELECT DATA AND AVERAGE BALANCES

The following table sets forth selected consolidated financial information regarding our results of operations, balance sheets and certain ratios.

Select Data (dollars in millions)

	At or for the Quarters Ended
	March 31,	December 31,	March 31,
	2015	2014	2014
Select Statement of Operations Data
Net interest revenue	$9.7	$29.3	$30.3
Provision for credit losses	(34.6)	(15.0)	(36.7)
Total non-interest income	617.0	662.9	563.0
Total other expenses	(444.5)	(454.8)	(433.9)
Income from continuing operations	103.7	252.0	114.9
Net income	103.7	251.0	117.2
Per Common Share Data
Diluted income per common share – continuing operations	$0.59	$1.37	$0.58
Diluted income per common share	$0.59	$1.37	$0.59
Book value per common share	$50.26	$50.13	$45.10
Tangible book value per common share	$46.89	$46.83	$42.94
Dividends declared per common share	$0.15	$0.15	$0.10
Dividend payout ratio	25.6%	11.0%	16.8%
Performance Ratios
Return on average common stockholders’ equity	4.7%	11.1%	5.3%
Net finance revenue as a percentage of average earning assets	4.00%	4.34%	4.01%
Return on average continuing operations total assets	0.88%	2.14%	1.04%
Total ending equity to total ending assets	18.9%	18.9%	18.1%
Balance Sheet Data
Loans including receivables pledged	$19,429.3	$19,495.0	$18,571.7
Allowance for loan losses	(356.5)	(346.4)	(352.6)
Operating lease equipment, net	14,887.8	14,930.4	14,182.4
Goodwill	563.6	571.3	403.5
Total cash and interest bearing deposits	6,306.9	7,119.7	6,693.9
Investments securities and securities purchased under agreements to resell	1,797.4	2,200.3	2,255.0
Assets of discontinued operation	–	–	3,721.2
Total assets	46,416.0	47,880.0	48,578.1
Deposits	16,758.1	15,849.8	13,189.3
Long-term borrowings	16,658.3	18,455.8	19,508.8
Liabilities of discontinued operation	–	–	3,172.1
Total common stockholders’ equity	8,758.6	9,068.9	8,796.0
Credit Quality
Non-accrual loans as a percentage of finance receivables	0.94%	0.82%	1.18%
Net charge-offs as a percentage of average finance receivables	0.43%	0.47%	0.76%
Allowance for loan losses as a percentage of finance receivables	1.83%	1.78%	1.90%
Financial Ratios
Common Equity Tier 1 Capital Ratio	14.2%	NA	NA
Tier 1 Capital Ratio	14.2%	14.5%	16.1%
Total Capital Ratio	14.9%	15.2%	16.8%
NA – Not applicable under Basel I guidelines.

76   CIT GROUP INC

Quarterly Average Balances(1) and Associated Income (dollars in millions)

	March 31, 2015			December 31, 2014			March 31, 2014
	Average Balance	Revenue / Expense	Average Rate (%)	Average Balance	Revenue / Expense	Average Rate (%)	Average Balance	Revenue / Expense	Average Rate (%)
Interest bearing deposits	$5,951.6	$4.0	0.27%	$5,848.3	$4.2	0.29%	$5,188.9	$4.6	0.35%
Securities purchased under agreements to resell	575.0	0.7	0.49%	675.0	0.9	0.53%	–	–	–
Investments	1,497.2	3.9	1.04%	991.4	4.8	1.94%	2,499.7	4.2	0.67%
Loans (including held for sale)(2)(3)
U.S.	17,908.2	220.0	5.36%	17,829.9	234.6	5.76%	15,816.3	214.4	5.90%
Non-U.S.	2,235.3	52.4	9.38%	2,687.2	61.7	9.18%	3,736.7	79.0	8.46%
Total loans(2)	20,143.5	272.4	5.84%	20,517.1	296.3	6.24%	19,553.0	293.4	6.42%
Total interest earning assets / interest income(2)(3)	28,167.3	281.0	4.22%	28,031.8	306.2	4.62%	27,241.6	302.2	4.66%
Operating lease equipment, net (including held for sale)(4)
U.S.(4)	7,769.5	177.8	9.15%	8,018.0	184.6	9.21%	7,349.6	156.2	8.50%
Non-U.S.(4)	7,420.0	149.9	8.08%	7,414.2	159.0	8.58%	6,551.2	135.3	8.26%
Total operating lease equipment, net(4)	15,189.5	327.7	8.63%	15,432.2	343.6	8.91%	13,900.8	291.5	8.39%
Total earning assets (2)	43,356.8	608.7	5.82%	43,464.0	649.8	6.20%	41,142.4	593.7	5.96%
Non-interest earning assets
Cash due from banks	903.6			858.2			1,055.0
Allowance for loan losses	(347.7)			(345.5)			(357.8)
All other non-interest earning assets	3,317.1			3,176.0			2,357.3
Assets of discontinued operation	–			–			3,792.3
Total Average Assets	$47,229.8			$47,152.7			$47,989.2
Borrowings
Deposits	$16,382.2	$69.0	1.68%	$15,115.0	$63.8	1.69%	$12,812.2	$51.9	1.62%
Long-term borrowings(5)	17,603.9	202.3	4.60%	18,707.5	213.1	4.56%	19,022.1	220.0	4.63%
Total interest-bearing liabilities	33,986.1	271.3	3.19%	33,822.5	276.9	3.27%	31,834.3	271.9	3.42%
Credit balances of factoring clients	1,501.4			1,528.2			1,276.3
Other non-interest bearing liabilities	2,870.6			2,733.4			2,819.6
Liabilities of discontinued operation	–			–			3,240.1
Noncontrolling interests	(3.9)			(2.6)			11.1
Stockholders’ equity	8,875.6			9,071.2			8,807.8
Total Average Liabilities and Stockholders’ Equity	$47,229.8			$47,152.7			$47,989.2
Net revenue spread			2.63%			2.93%			2.54%
Impact of non-interest bearing sources			0.59%			0.63%			0.69%
Net revenue/yield on earning assets(2)		$337.4	3.22%		$372.9	3.56%		$321.8	3.23%

(1)	The average balances presented are derived based on month end balances during the year. Tax exempt income was not significant in any of the years presented. Average rates are impacted by FSA accretion and amortization.

(2)	The rate presented is calculated net of average credit balances for factoring clients.

(3)	Non-accrual loans and related income are included in the respective categories.

(4)	Operating lease rental income is a significant source of revenue; therefore, we have presented the rental revenues net of depreciation and net of Maintenance and other operating lease expenses.

(5)	Interest and average rates include FSA accretion, including amounts accelerated due to redemptions or extinguishments, and accelerated original issue discount on debt extinguishment related to the GSI facility.

Interest income on interest bearing deposits, securities purchased under agreements to resell and investment securities was not significant in any of the quarters presented. Investments are typically a combination of high

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   77

quality debt, primarily U.S. Treasury securities, U.S. Government Agency securities, and supranational and foreign government securities. Investments were up sequentially, reflecting investments in U.S. Government Agency securities by CIT Bank.

Average rates on loans decreased from the year-ago quarter, reflecting compression on portfolio yields across many of our businesses and the reduction of interest recoveries.

Net operating lease revenue was primarily generated from the commercial air and rail portfolios. Net operating lease revenue increased compared to the year-ago quarter, benefiting from higher assets and rail yields. The decline from the prior quarter resulted from asset sales, lower utilization and lower rental rates. On average, lease renewal rates in the rail portfolio re-priced slightly higher than the prior year quarter, while the commercial aircraft portfolio has been re-pricing slightly lower.

Interest expense was relatively flat. The weighted average coupon rate of outstanding deposits and long-term borrowings was 3.04% at March 31, 2015, down from 3.33% at March 31, 2014 and 3.11% at December 31, 2014. Although as shown in the following paragraphs rates were generally up, the higher proportion of deposit funding decreased the total funding weighted average coupon rate. Deposits represented 50% of the total deposits and long-term borrowing at March 31, 2015, while unsecured debt was 32% and secured debt was 18%. These proportions will fluctuate in the future depending upon our funding activities.

Deposits have increased, both in dollars and proportion of total CIT funding. The weighted average rate of total CIT deposits was 1.70%, 1.67% and 1.69% at March 31, 2015 and 2014 and December 31, 2014, respectively. The proportion of deposits to total funding increased to 50% from 46% at December 31, 2014 and 40% at March 31, 2014. Deposits and long-term borrowings are also discussed in Funding and Liquidity. See Select Data and Average Balances section for more information on Long-term borrowing rates.

The weighted average coupon rate of long-term borrowings at March 31, 2015 was 4.39%, compared to 4.45% at March 31, 2014 and 4.32% at December 31, 2014. Long-term borrowings consist of unsecured and secured debt. The weighted average coupon rate of unsecured long-term borrowings at March 31, 2015 was 5.03%, up slightly from 5.02% at March 31, 2014 and 5.00% at December 31, 2014. The weighted average coupon rate of secured long-term borrowings at March 31, 2015 was 3.23%, up from 3.17% at March 31, 2014 and 3.09% at December 31, 2014.

The average long-term borrowings balances presented below were derived based on daily balances and the average rates are based on a 30 days per month day count convention.

Average Daily Long-term Borrowings Balances and Rates (dollars in millions)

	Quarters Ended
	March 31, 2015			December 31, 2014			March 31, 2014
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Revolving Credit Facility(1)	$–	$3.2	–	$–	$3.2	–	$–	$4.3	–
Senior Unsecured Notes	11,332.5	145.1	5.12%	12,069.0	154.1	5.11%	12,998.4	168.7	5.19%
Secured borrowings	6,277.5	54.0	3.44%	6,588.9	55.8	3.39%	6,059.3	47.0	3.10%
Long-term Borrowings	$17,610.0	$202.3	4.60%	$18,657.9	$213.1	4.57%	$19,057.7	$220.0	4.62%

(1)	Interest expense and average rate includes Facility commitment fees and amortization of Facility deal costs.

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

78   CIT GROUP INC

There have been no significant changes to the methodologies and processes used in developing estimates relating to these items from those described in our 2014 Annual Report on Form 10-K.

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

NON-GAAP FINANCIAL MEASUREMENTS

The SEC adopted regulations that apply to any public disclosure or release of material information that includes a non-GAAP financial measure. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosure about Market Risk contain certain non-GAAP financial measures. Due to the nature of our financing and leasing assets, which include a higher proportion of operating lease equipment than most BHCs, certain financial measures commonly used by other BHCs are not as meaningful for our Company. Therefore, management uses certain non-GAAP financial measures to evaluate our performance. We intend our non-GAAP financial measures to provide additional information and insight regarding operating results and financial position of the business and in certain cases to provide financial information that is presented to rating agencies and other users of financial information. These measures are not in accordance with, or a substitute for, GAAP and may be different from or inconsistent with non-GAAP financial measures used by other companies. See footnotes below the tables for additional explanation of non-GAAP measurements.

Total Net Revenues(1) and Net Operating Lease Revenues(2) (dollars in millions)

	Quarters Ended
	March 31,	December 31,	March 31,
	2015	2014	2014
Total Net Revenue
Interest income	$281.0	$306.2	$302.2
Rental income on operating leases	530.6	546.5	491.9
Finance revenue	811.6	852.7	794.1
Interest expense	(271.3)	(276.9)	(271.9)
Depreciation on operating lease equipment	(156.8)	(153.2)	(148.8)
Maintenance and other operating lease expenses	(46.1)	(49.7)	(51.6)
Net finance revenue	337.4	372.9	321.8
Other income	86.4	116.4	71.1
Total net revenues	$423.8	$489.3	$392.9
Net Operating Lease Revenue
Rental income on operating leases	$530.6	$546.5	$491.9
Depreciation on operating lease equipment	(156.8)	(153.2)	(148.8)
Maintenance and other operating lease expenses	(46.1)	(49.7)	(51.6)
Net operating lease revenue	$327.7	$343.6	$291.5

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   79

Operating Expenses Excluding Restructuring Costs(3) (dollars in millions)

	Quarters Ended
	March 31,	December 31,	March 31,
	2015	2014	2014
Operating expenses	$(241.6)	$(248.8)	$(233.5)
Provision for severance and facilities exiting activities	(1.0)	6.7	9.9
Operating expenses excluding restructuring costs	$(242.6)	$(242.1)	$(223.6)

Earning Assets(4) (dollars in millions)

	March 31,	December 31,	March 31,
	2015	2014	2014
Loans	$19,429.3	$19,495.0	$18,571.7
Operating lease equipment, net	14,887.8	14,930.4	14,182.4
Assets held for sale	1,051.9	1,218.1	1,119.4
Credit balances of factoring clients	(1,505.3)	(1,622.1)	(1,213.5)
Total earning assets	$33,863.7	$34,021.4	$32,660.0

Tangible Book Value(5) (dollars in millions)

	March 31,	December 31,	March 31,
	2015	2014	2014
Total common stockholders’ equity	$8,758.6	$9,068.9	$8,796.0
Less: Goodwill	(563.6)	(571.3)	(403.5)
Intangible assets	(23.2)	(25.7)	(18.2)
Tangible book value	$8,171.8	$8,471.9	$8,374.3

(1)	Total net revenues is a non-GAAP measure that represents the combination of net finance revenue and other income and is an aggregation of all sources of revenue for the Company. Total net revenues is used by management to monitor business performance. Given our asset composition includes a high level of operating lease equipment, NFM is a more appropriate metric than net interest margin (“NIM”) (a common metric used by other bank holding companies), as NIM does not fully reflect the earnings of our portfolio because it includes the impact of debt costs of all our assets but excludes the net revenue (rental revenue less depreciation and maintenance and other operating lease expenses) from operating leases.

(2)	Net operating lease revenue is a non-GAAP measure that represents the combination of rental income on operating leases less depreciation on operating lease equipment and maintenance and other operating lease expenses. Net operating lease revenues is used by management to monitor portfolio performance.

(3)	Operating expenses excluding restructuring costs is a non-GAAP measure used by management to compare period over period expenses.

(4)	Earning assets is a non-GAAP measure and are utilized in certain revenue and earnings ratios. Earning assets are net of credit balances of factoring clients. This net amount represents the amounts we fund.

(5)	Tangible book value is a non-GAAP measure, which represents an adjusted common shareholders’ equity balance that has been reduced by goodwill and intangible assets. Tangible book value is used to compute a per common share amount, which is used to evaluate our use of equity. Other companies may define or calculate this measure differently.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this document are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All statements contained herein that are not clearly historical in nature are forward-looking and the words “anticipate,” “believe,” “could,” “expect,” “estimate,” “forecast,” “intend,” “plan,” “potential,” “project,” “target” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to known and unknown risks, uncertainties and contingencies. Forward-looking statements are included, for example, in the discussions about:

■	our liquidity risk and capital management, including our capital plan, leverage, capital ratios, and credit ratings, our liquidity plan, and our plans and the potential transactions designed to enhance our liquidity and capital, and for a return of capital,

■	our plans to change our funding mix and to access new sources of funding to broaden our use of deposit taking capabilities,

■	our credit risk management and credit quality,

80   CIT GROUP INC

■	our asset/liability risk management,

■	our funding, borrowing costs and net finance revenue,

■	our operational risks, including success of systems enhancements and expansion of risk management and control functions,

■	our mix of portfolio asset classes, including changes resulting from growth initiatives, new business initiatives, new products, acquisitions and divestitures, new business and customer retention,

■	legal risks, including related to the enforceability of our agreements and to changes in laws and regulations,

■	our growth rates,

■	our commitments to extend credit or purchase equipment, and

■	how we may be affected by legal proceedings.

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

Therefore, actual results may differ materially from those expressed or implied in those statements. Factors, in addition to those disclosed in “Risk Factors”, that could cause such differences include, but are not limited to:

■	capital markets liquidity,

■	risks of and/or actual economic slowdown, downturn or recession,

■	industry cycles and trends,

■	uncertainties associated with risk management, including credit, prepayment, asset/liability, interest rate and currency risks,

■	adequacy of reserves for credit losses,

■	risks inherent in changes in market interest rates and quality spreads,

■	funding opportunities, deposit taking capabilities and borrowing costs,

■	conditions and/or changes in funding markets and our access to such markets, including secured and unsecured term debt and the asset-backed securitization markets,

■	risks of implementing new processes, procedures, and systems,

■	risks associated with the value and recoverability of leased equipment and lease residual values,

■	risks of failing to achieve the projected revenue growth from new business initiatives or the projected expense reductions from efficiency improvements,

■	application of fair value accounting in volatile markets,

■	application of goodwill accounting in a recessionary economy,

■	changes in laws or regulations governing our business and operations, or affecting our assets, including our operating lease equipment,

■	changes in competitive factors,

■	demographic trends,

■	customer retention rates,

■	future acquisitions and dispositions of businesses or asset portfolios and the risks of integrating any acquisitions, and

■	regulatory changes and/or developments.

Any or all of our forward-looking statements here or in other publications may turn out to be wrong, and there are no guarantees regarding our performance. We do not assume any obligation to update any forward-looking statement for any reason.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2015. Based on such evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective.

(b) Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For more information about pending legal proceedings, including an estimate of certain reasonably possible losses in excess of reserved amounts, see Note 14 — Contingencies of Item 1. Consolidated Financial Statements.

ITEM 1A.  Risk Factors

For a discussion of certain risk factors affecting CIT, see Part I, Item 1A: Risk Factors, of CIT’s 2014 Annual Report on Form 10-K, and Forward-Looking Statements of this Form 10-Q.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information related to purchases by the Company of its common shares.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Total Dollar Amount Purchased Under the Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
				(dollars in millions)	(dollars in millions)
December 31, 2014			17,067,648	$775.3	$331.6
First Quarter Purchases
January 1 – 31, 2015	4,701,427	$45.30	4,701,427	$213.0
February 1 – 28, 2015	1,916,187	$45.81	1,916,187	$87.8
March 1 – 31, 2015	681,179	$45.31	681,179	$30.8
	7,298,793	$45.43	7,298,793	$331.6
March 31, 2015			24,366,441	$1,106.9	$–

The purchases included above concluded the current program.

In April 2015, the Board authorized an additional $200 million share repurchase program. Management will determine the timing and amount of any share repurchases under the share repurchase authorizations based on market conditions and other considerations. The repurchases may be effected in the open market through derivative, accelerated repurchase and other negotiated transactions, and through plans designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The repurchased common stock is held as treasury shares and may be used for the issuance of shares under CIT’s employee stock plans.

82   CIT GROUP INC

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

Item 6.  Exhibits  83

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

84   CIT GROUP INC

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

10.1*	Amended and Restated CIT Group Inc. Long-Term Incentive Plan (as amended and restated effective December 10, 2009) (incorporated by reference to Exhibit 4.1 to Form S-8 filed January 11, 2010).

10.2*	CIT Group Inc. Supplemental Retirement Plan (As Amended and Restated Effective as of January 1, 2008) (incorporated by reference to Exhibit 10.27 to Form 10-Q filed May 12, 2008).

10.3*	CIT Group Inc. Supplemental Savings Plan (As Amended and Restated Effective as of January 1, 2008) (incorporated by reference to Exhibit 10.28 to Form 10-Q filed May 12, 2008).

Item 6.  Exhibits  85

10.4*	New Executive Retirement Plan of CIT Group Inc. (As Amended and Restated as of January 1, 2008) (incorporated by reference to Exhibit 10.29 to Form 10-Q filed May 12, 2008).

10.5*	Form of CIT Group Inc. Long-term Incentive Plan Stock Option Award Agreement (One Year Vesting) (incorporated by reference to Exhibit 10.35 to Form 10-Q filed August 9, 2010).

10.6*	Form of CIT Group Inc. Long-term Incentive Plan Stock Option Award Agreement (Three Year Vesting) (incorporated by reference to Exhibit 10.36 to Form 10-Q filed August 9, 2010).

10.7*	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Unit Director Award Agreement (Initial Grant) (incorporated by reference to Exhibit 10.39 to Form 10-Q filed August 9, 2010).

10.8*	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Unit Director Award Agreement (Annual Grant) (incorporated by reference to Exhibit 10.40 to Form 10-Q filed August 9, 2010).

10.9*	Amended and Restated Employment Agreement, dated as of May 7, 2008, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.35 to Form 10-K filed March 2, 2009).

10.10*	Amendment to Employment Agreement, dated December 22, 2008, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.37 to Form 10-K filed March 2, 2009).

10.11*	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (with Good Reason) (incorporated by reference to Exhibit 10.33 of Form 10-Q filed August 9, 2011).

10.12*	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (without Good Reason) (incorporated by reference to Exhibit 10.34 of Form 10-Q filed August 9, 2011).

10.13**
Airbus A320 NEO Family Aircraft Purchase Agreement, dated as of July 28, 2011, between Airbus S.A.S. and C.I.T. Leasing Corporation (incorporated by reference to Exhibit 10.35 of Form 10-Q/A filed February 1, 2012).

10.14**
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

10.15**
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

10.16**
ISDA Master Agreement and Credit Support Annex, each dated June 6, 2008, between CIT Financial Ltd. and Goldman Sachs International related to a $1.5 billion securities based financing facility (incorporated by reference to Exhibit 10.34 to Form 10-Q filed August 11, 2008).

10.17	Form of CIT Group Inc. Long-Term Incentive Plan Performance Stock Unit Award Agreement (with Good Reason) (incorporated by reference to Exhibit 10.36 to Form 10-Q filed May 10, 2012).

10.18	Form of CIT Group Inc. Long-Term Incentive Plan Performance Stock Unit Award Agreement (without Good Reason) (incorporated by reference to Exhibit 10.37 to Form 10-Q filed May 10, 2012).

10.19*
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

86   CIT GROUP INC

10.22*	CIT Employee Severance Plan (Effective as of November 6, 2013) (incorporated by reference to Exhibit 10.37 in Form 10-Q filed November 6, 2013).

10.23
Stockholders Agreement, by and among CIT Group Inc. and the parties listed on the signature pages thereto, dated as of July 21, 2014 (incorporated by reference to Exhibit 10.1 to Form 8-K filed July 25, 2014).

10.24*
Retention Letter Agreement, dated July 21, 2014, between CIT Group Inc. and Nelson Chai and Attached Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to Form 8-K filed July 25, 2014).

10.25*	Extension to Term of Employment Agreement, dated January 2, 2014, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.33 to Form 10-Q filed August 6, 2014).

10.26*	Amendment to Employment Agreement, dated July 14, 2014, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Form 8-K filed July 16, 2014).

10.27*	Extension to Employment Agreement, dated January 16, 2015, between C.I.T. Leasing Corporation and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.29 to Form 10-K filed February 20, 2015).

10.28*
Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (with Performance Based Vesting) (2013)(incorporated by reference to Exhibit 10.30 to Form 10-K filed February 20, 2015).

10.29*
Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (with Performance-Based Vesting) (2013) (Executives with Employment Agreements)(incorporated by reference to Exhibit 10.31 to Form 10-K filed February 20, 2015).

10.30*
Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (with Performance Based Vesting) (2014)(incorporated by reference to Exhibit 10.32 to Form 10-K filed February 20, 2015).

10.31*
Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (with Performance Based Vesting) (2014) (Executives with Employment Agreements)(incorporated by reference to Exhibit 10.33 to Form 8-K filed February 20, 2015).

10.32*	Form of CIT Group Inc. Long-Term Incentive Plan Performance Share Unit Award Agreement (2013) (filed herein).

10.33*	Form of CIT Group Inc. Long-Term Incentive Plan Performance Share Unit Award Agreement (2013) (Executives with Employment Agreements) (filed herein).

10.34*	Form of CIT Group Inc. Long-Term Incentive Plan Performance Share Unit Award Agreement (2014) (Executives with Employment Agreements) (filed herein).

10.35*	Form of CIT Group Inc. Long-Term Incentive Plan Performance Share Unit Award Agreement (2014) (filed herein).

10.36*	Form of CIT Group Inc. Long-Term Incentive Plan Performance Share Unit Award Agreement (2015) (with ROTCE and Credit Provision Performance Measures) (filed herein).

10.37*
Form of CIT Group Inc. Long-Term Incentive Plan Performance Share Unit Award Agreement (2015) (with ROTCE and Credit Provision Performance Measures) (Executives with Employment Agreements) (filed herein).

10.38*
Form of CIT Group Inc. Long-Term Incentive Plan Performance Share Unit Award Agreement (2015) (with Average Earnings per Share and Average Pre-Tax Return on Assets Performance Measures) (filed herein).

10.39*
Form of CIT Group Inc. Long-Term Incentive Plan Performance Share Unit Award Agreement (2015) (with Average Earnings per Share and Average Pre-Tax Return on Assets Performance Measures) (Executives with Employment Agreements)(filed herein).

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

32.1***	Certification of John A. Thain pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Scott T. Parker pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6.  Exhibits  87

101.INS
XBRL Instance Document (Includes the following financial information included in the Company’s Annual Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.)

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

88   CIT GROUP INC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 7, 2015	CIT GROUP INC.

/s/ Scott T. Parker
Scott T. Parker
Executive Vice President and Chief Financial Officer

/s/ E. Carol Hayles
E. Carol Hayles
Executive Vice President and Controller

       89