Form 10-Q
period 2015-06-30
CIT GROUP INC
filed 2015-08-05
CIK 1171825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2015	| | Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-31369

CIT GROUP INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-1051192 (IRS Employer Identification Number)

11 West 42nd Street New York, New York (Address of Registrant’s principal executive offices)	10036 (Zip Code)

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

As of July 31, 2015 there were 171,029,594 shares of the registrant’s common stock outstanding.

Table of Contents   1

Part One—Financial Information

ITEM 1. Consolidated Financial Statements

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited) (dollars in millions – except share data)

	June 30, 2015	December 31, 2014
Assets
Cash and due from banks, including restricted balances of $584.4 and $374.0 at June 30, 2015 and December 31, 2014(1), respectively	$1,240.5	$878.5
Interest bearing deposits, including restricted balances of $212.3 and $590.2 at June 30, 2015 and December 31, 2014(1), respectively	4,224.8	6,241.2
Securities purchased under agreements to resell	750.0	650.0
Investment securities	1,692.9	1,550.3
Assets held for sale(1)	1,086.8	1,218.1
Loans (see Note 7 for amounts pledged)	19,649.3	19,495.0
Allowance for loan losses	(350.9)	(346.4)
Total loans, net of allowance for loan losses(1)	19,298.4	19,148.6
Operating lease equipment, net (see Note 7 for amounts pledged)(1)	15,109.6	14,930.4
Unsecured counterparty receivable	538.2	559.2
Goodwill	565.9	571.3
Other assets, including $101.5 and $168.0 at June 30, 2015 and December 31, 2014(1), respectively, at fair value	2,150.1	2,132.4
Total Assets	$46,657.2	$47,880.0
Liabilities
Deposits	$17,267.8	$15,849.8
Credit balances of factoring clients	1,373.3	1,622.1
Other liabilities, including $88.1 and $62.3 at June 30, 2015 and December 31, 2014, respectively, at fair value	2,766.9	2,888.8
Long-term borrowings, including $1,811.8 and $3,053.3 contractually due within twelve months at June 30, 2015 and December 31, 2014, respectively	16,441.6	18,455.8
Total Liabilities	37,849.6	38,816.5
Stockholders’ Equity
Common stock: $0.01 par value, 600,000,000 authorized
Issued: 204,323,640 and 203,127,291 at June 30, 2015 and December 31, 2014, respectively	2.0	2.0
Outstanding: 172,998,363 and 180,920,575 at June 30, 2015 and December 31, 2014, respectively
Paid-in capital	8,615.6	8,603.6
Retained earnings	1,781.1	1,615.7
Accumulated other comprehensive loss	(158.8)	(133.9)
Treasury stock: 31,325,277 and 22,206,716 shares at June 30, 2015 and December 31, 2014, respectively, at cost	(1,432.8)	(1,018.5)
Total Common Stockholders’ Equity	8,807.1	9,068.9
Noncontrolling minority interests	0.5	(5.4)
Total Equity	8,807.6	9,063.5
Total Liabilities and Equity	$46,657.2	$47,880.0

(1)	The following table presents information on assets and liabilities related to Variable Interest Entities (VIEs) that are consolidated by the Company. The difference between VIE total assets and total liabilities represents the Company’s interest in those entities, which were eliminated in consolidation. The assets of the consolidated VIEs will be used to settle the liabilities of those entities and, except for the Company’s interest in the VIEs, are not available to the creditors of CIT or any affiliates of CIT.

Assets
Cash and interest bearing deposits, restricted	$353.8	$537.3
Assets held for sale	122.5	–
Total loans, net of allowance for loan losses	3,048.6	3,619.2
Operating lease equipment, net	4,194.1	4,219.7
Other	5.9	10.0
Total Assets	$7,724.9	$8,386.2
Liabilities
Beneficial interests issued by consolidated VIEs (classified as long-term borrowings)	$4,724.1	$5,331.5
Total Liabilities	$4,724.1	$5,331.5

The accompanying notes are an integral part of these consolidated financial statements.

2   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (dollars in millions – except per share data)

	Quarters Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest income
Interest and fees on loans	$274.8	$301.4	$547.2	$594.8
Interest and dividends on interest bearing deposits and investments	9.0	8.4	17.6	17.2
Interest income	283.8	309.8	564.8	612.0
Interest expense
Interest on long-term borrowings	(193.0)	(206.1)	(395.3)	(426.1)
Interest on deposits	(72.2)	(56.1)	(141.2)	(108.0)
Interest expense	(265.2)	(262.2)	(536.5)	(534.1)
Net interest revenue	18.6	47.6	28.3	77.9
Provision for credit losses	(18.4)	(10.2)	(53.0)	(46.9)
Net interest revenue, after credit provision	0.2	37.4	(24.7)	31.0
Non-interest income
Rental income on operating leases	531.7	519.6	1,062.3	1,011.5
Other income	63.5	93.7	149.9	164.8
Total non-interest income	595.2	613.3	1,212.2	1,176.3
Total revenue, net of interest expense and credit provision	595.4	650.7	1,187.5	1,207.3
Other expenses
Depreciation on operating lease equipment	(157.8)	(157.3)	(314.6)	(306.1)
Maintenance and other operating lease expenses	(49.4)	(49.0)	(95.5)	(100.6)
Operating expenses	(235.0)	(225.0)	(476.6)	(458.5)
Loss on debt extinguishment	(0.1)	(0.4)	(0.1)	(0.4)
Total other expenses	(442.3)	(431.7)	(886.8)	(865.6)
Income from continuing operations before provision for income taxes	153.1	219.0	300.7	341.7
Provision for income taxes	(37.8)	(18.1)	(81.8)	(31.6)
Income from continuing operations, before attribution of noncontrolling interests	115.3	200.9	218.9	310.1
Net (income) loss attributable to noncontrolling interests, after tax	–	(5.7)	0.1	–
Income from continuing operations	115.3	195.2	219.0	310.1
Discontinued Operation
Loss from discontinued operation, net of taxes	–	(231.1)	–	(228.8)
Gain on sale of discontinued operation	–	282.8	–	282.8
Income from discontinued operation, net of tax	–	51.7	–	54.0
Net Income	$115.3	$246.9	$219.0	$364.1
Basic income per common share
Income from continuing operations	$0.66	$1.03	$1.25	$1.61
Income from discontinued operation	–	0.27	–	0.28
Basic income per share	$0.66	$1.30	$1.25	$1.89
Diluted income per common share
Income from continuing operations	$0.66	$1.02	$1.24	$1.60
Income from discontinued operation	–	0.27	–	0.28
Diluted income per share	$0.66	$1.29	$1.24	$1.88
Average number of common shares (thousands)
Basic	173,785	190,231	175,019	193,134
Diluted	174,876	191,077	175,971	194,036
Dividends declared per common share	$0.15	$0.10	$0.30	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

Item 1.  Consolidated Financial Statements  3

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited) (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income from continuing operations, before attribution of noncontrolling interests	$115.3	$200.9	$218.9	$310.1
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3.7	(3.0)	(24.7)	(7.3)
Changes in fair values of derivatives qualifying as cash flow hedges	–	(0.1)	–	(0.1)
Net unrealized gains on available for sale securities	0.5	0.1	0.1	0.3
Changes in benefit plans net gain (loss) and prior service (cost)/credit	0.1	1.6	(0.3)	3.2
Other comprehensive income (loss), net of tax	4.3	(1.4)	(24.9)	(3.9)
Comprehensive income before noncontrolling interests and discontinued operation	119.6	199.5	194.0	306.2
Comprehensive income attributable to noncontrolling interests	–	(5.7)	0.1	–
Income from discontinued operation, net of taxes	–	51.7	–	54.0
Comprehensive income	$119.6	$245.5	$194.1	$360.2

The accompanying notes are an integral part of these consolidated financial statements.

4   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (dollars in millions)

	Common Stock	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Minority Interests	Total Equity
December 31, 2014	$2.0	$8,603.6	$1,615.7	$(133.9)	$(1,018.5)	$(5.4)	$9,063.5
Net income (loss)			219.0			(0.1)	218.9
Other comprehensive loss, net of tax				(24.9)			(24.9)
Dividends paid			(53.6)				(53.6)
Amortization of restricted stock, stock option and performance shares expenses and shares withheld to cover taxes upon vesting		37.5			(21.6)		15.9
Repurchase of common stock					(392.7)		(392.7)
Employee stock purchase plan		1.0					1.0
Purchase of noncontrolling interest and distribution of earnings and capital		(26.5)				6.0	(20.5)
June 30, 2015	$2.0	$8,615.6	$1,781.1	$(158.8)	$(1,432.8)	$0.5	$8,807.6
December 31, 2013	$2.0	$8,555.4	$581.0	$(73.6)	$(226.0)	$11.2	$8,850.0
Net income			364.1				364.1
Other comprehensive loss, net of tax				(3.9)			(3.9)
Dividends paid			(39.3)				(39.3)
Amortization of restricted stock, stock option and performance shares expenses and shares withheld to cover taxes upon vesting		25.9			(16.6)		9.3
Repurchase of common stock					(552.1)		(552.1)
Employee stock purchase plan		0.7					0.7
Distribution of earnings and capital						0.5	0.5
June 30, 2014	$2.0	$8,582.0	$905.8	$(77.5)	$(794.7)	$11.7	$8,629.3

The accompanying notes are an integral part of these consolidated financial statements.

Item 1.  Consolidated Financial Statements  5

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (dollars in millions)

	Six Months Ended June 30,
	2015	2014
Cash Flows From Operations
Net income	$219.0	$364.1
Adjustments to reconcile net income to net cash flows from operations:
Provision for credit losses	53.0	46.9
Net depreciation, amortization and (accretion)	334.2	586.3
Net gains on equipment, receivable and investment sales	(45.6)	(308.7)
Provision for deferred income taxes	53.0	5.6
Increase in finance receivables held for sale	(134.8)	(64.5)
Decrease in other assets	30.9	148.1
(Decrease) increase in accrued liabilities and payables	(79.6)	27.9
Net cash flows provided by operations	430.1	805.7
Cash Flows From Investing Activities
Loans originated and purchased	(6,582.5)	(7,839.8)
Principal collections of loans	5,769.5	6,627.2
Purchases of investment securities	(5,071.4)	(7,188.8)
Proceeds from maturities of investment securities	4,835.9	9,007.5
Proceeds from asset and receivable sales	791.6	2,120.5
Purchases of assets to be leased and other equipment	(888.3)	(1,725.7)
Net decrease (increase) in short-term factoring receivables	91.7	(15.8)
Acquisitions, net of cash received	–	(245.5)
Change in restricted cash	167.4	255.5
Net cash flows (used in) provided by investing activities	(886.1)	995.1
Cash Flows From Financing Activities
Proceeds from the issuance of term debt	1,020.9	1,356.4
Repayments of term debt	(3,012.3)	(3,475.0)
Net increase in deposits	1,418.0	1,412.8
Collection of security deposits and maintenance funds	316.0	261.3
Use of security deposits and maintenance funds	(306.7)	(221.0)
Repurchase of common stock	(392.7)	(552.1)
Dividends paid	(53.6)	(39.3)
Purchase of noncontrolling interest	(20.5)	–
Net cash flows used in financing activities	(1,030.9)	(1,256.9)
(Decrease) increase in unrestricted cash and cash equivalents	(1,486.9)	543.9
Unrestricted cash and cash equivalents, beginning of period	6,155.5	5,081.1
Unrestricted cash and cash equivalents, end of period	$4,668.6	$5,625.0
Supplementary Cash Flow Disclosure
Interest paid	$(538.3)	$(524.7)
Federal, foreign, state and local income taxes paid, net	$(17.7)	$(16.3)
Supplementary Non Cash Flow Disclosure
Transfer of assets from held for investment to held for sale	$376.9	$1,213.9
Transfer of assets from held for sale to held for investment	$43.5	$31.0

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

On August 3, 2015, CIT acquired IMB Holdco LLC, the parent company of OneWest Bank, N.A. (“OneWest Bank”). See Note 16 — Subsequent Events for further information.

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

These consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial information and accordingly do not include all information and note disclosures required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. The financial statements in this Form 10-Q, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of CIT’s financial position, results of operations and cash flows in accordance with GAAP. These consolidated financial statements should be read in conjunction with our current Form 10-K on file.

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

Public companies have to apply the amendment for fiscal years that start after December 15, 2015. Companies will have to apply the changes in their first-quarter reports for 2016, but can elect to early adopt ahead of the effective date. CIT is currently evaluating the impact of adopting this amendment.

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

The ASU precludes (1) segregating an extraordinary item from the results of ordinary operations; (2) presenting separately an extraordinary item on the income statement, net of tax, after income from continuing operations; and (3) disclosing income taxes and earnings-per-share data applicable to an extraordinary item. However, the ASU does not affect the reporting and disclosure requirements for an event or transaction that is unusual in nature or that occurs infrequently. So, although the Company will no longer need to determine whether a transaction or event is both unusual

8   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

in nature and infrequently occurring, CIT will still need to assess whether items are unusual in nature or infrequent to determine if the additional presentation and disclosure requirements for these items apply.

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

In July 2015, the FASB voted to defer the effective date one year for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Public companies that choose full retrospective application will need to apply the standard to amounts they report for 2016 and 2017 on the face of their full year 2018 financial statements. CIT is required to adopt the ASU and is currently reviewing the impact of adoption and has not determined the effect of the standard on its ongoing financial reporting.

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

NOTE 2 — DISCONTINUED OPERATION
Student Lending Business Disposition

On April 25, 2014, the Company completed the sale of its student lending business, along with certain secured debt and servicing rights. As a result, the student lending business was reported as a discontinued operation for 2014.

The operating results are presented separately in the Company’s Consolidated Financial Statements. There were no assets or liabilities related to the discontinued operation at June 30, 2015 or December 31, 2014, and no impact on the Statement of Operations in 2015.

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

Summarized financial information for the discontinued business is shown below.

Operating Results of Discontinued Operation (dollars in millions)

	Quarter Ended June 30, 2014	Six Months Ended June 30, 2014
Interest income	$5.8	$27.0
Interest expense	(229.2)	(248.2)
Other income	(5.1)	(2.1)
Operating expenses	(1.3)	(3.5)
Loss from discontinued operation before provision for income taxes	(229.8)	(226.8)
Provision for income taxes	(1.3)	(2.0)
Loss from discontinued operation, net of taxes	(231.1)	(228.8)
Gain on sale of discontinued operation	282.8	282.8
Income from discontinued operation, net of taxes	$51.7	$54.0

NOTE 3 — LOANS

Finance receivables consist of the following:

Finance Receivables by Product (dollars in millions)

	June 30, 2015	December 31, 2014
Loans	$14,508.9	$14,398.2
Direct financing leases and leveraged leases	5,140.4	5,096.8
Finance receivables	19,649.3	19,495.0
Finance receivables held for sale	798.9	779.9
Finance receivables and held for sale receivables(1)	$20,448.2	$20,274.9

(1)	Assets held for sale on the Balance Sheet includes finance receivables and operating lease equipment. As discussed in subsequent tables, since the Company manages the credit risk and collections of finance receivables held for sale consistently with its finance receivables held for investment, the aggregate amount is presented in this table.

10   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents finance receivables by segment, based on obligor location:

Finance Receivables (dollars in millions)

	June 30, 2015			December 31, 2014
	Domestic	Foreign	Total	Domestic	Foreign	Total
Transportation & International Finance	$769.6	$2,947.5	$3,717.1	$812.6	$2,746.3	$3,558.9
North American Commercial Finance	14,760.2	1,172.0	15,932.2	14,645.1	1,290.9	15,936.0
Non-Strategic Portfolios	–	–	–	–	0.1	0.1
Total	$15,529.8	$4,119.5	$19,649.3	$15,457.7	$4,037.3	$19,495.0

The following table presents selected components of the net investment in finance receivables.

Components of Net Investment in Finance Receivables (dollars in millions)

	June 30, 2015	December 31, 2014
Unearned income	$(1,056.0)	$(1,037.8)
Unamortized premiums/(discounts)	(19.2)	(22.0)
Net unamortized deferred costs and (fees)	52.4	48.5

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

The definitions of these ratings are as follows:

■	Pass – finance receivables in this category do not meet the criteria for classification in one of the categories below.

■	Special mention – a special mention asset exhibits potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects.

■	Classified – a classified asset ranges from: (1) assets that exhibit a well-defined weakness and are inadequately protected by the current sound worth and paying capacity of the borrower, and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected to (2) assets with weaknesses that make collection or liquidation in full unlikely on the basis of current facts, conditions, and values. Assets in this classification can be accruing or on non-accrual depending on the evaluation of these factors.

Item 1.  Consolidated Financial Statements  11

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Finance and Held for Sale Receivables — By Risk Rating (dollars in millions)

	Transportation & International Finance		North American Commercial Finance
Grade:	Transportation Finance	International Finance	Corporate Finance	Equipment Finance	Real Estate Finance	Commercial Services	Subtotal	Non-Strategic Portfolios	Total
June 30, 2015
Pass	$2,923.5	$784.7	$6,127.8	$4,284.9	$1,897.9	$1,809.4	$17,828.2	$204.8	$18,033.0
Special mention	198.1	78.1	634.0	305.7	43.5	266.0	1,525.4	15.3	1,540.7
Classified – accruing	68.8	60.6	270.6	143.3	–	126.4	669.7	6.8	676.5
Classified – non-accrual	4.7	53.1	34.1	76.9	–	–	168.8	29.2	198.0
Total	$3,195.1	$976.5	$7,066.5	$4,810.8	$1,941.4	$2,201.8	$20,192.1	$256.1	$20,448.2
December 31, 2014
Pass	$2,895.9	$820.2	$6,199.0	$4,129.1	$1,692.0	$2,084.1	$17,820.3	$288.7	$18,109.0
Special mention	12.8	107.9	561.0	337.8	76.6	278.8	1,374.9	18.4	1,393.3
Classified – accruing	44.1	58.0	121.8	180.4	–	197.3	601.6	10.5	612.1
Classified – non-accrual	0.1	37.1	30.9	70.0	–	–	138.1	22.4	160.5
Total	$2,952.9	$1,023.2	$6,912.7	$4,717.3	$1,768.6	$2,560.2	$19,934.9	$340.0	$20,274.9

Past Due and Non-accrual Loans

The table that follows presents portfolio delinquency status, regardless of accrual/non-accrual classification:

Finance and Held for Sale Receivables — Delinquency Status (dollars in millions)

	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater	Total Past Due 30 Days or Greater	Current	Total Finance Receivables
June 30, 2015
Transportation Finance	$3.6	$2.7	$7.9	$14.2	$3,180.9	$3,195.1
International Finance	27.3	11.0	40.1	78.4	898.1	976.5
Corporate Finance	–	–	11.1	11.1	7,055.4	7,066.5
Equipment Finance	68.6	37.6	14.8	121.0	4,689.8	4,810.8
Real Estate Finance	–	–	–	–	1,941.4	1,941.4
Commercial Services	36.3	1.7	0.7	38.7	2,163.1	2,201.8
Sub-total	135.8	53.0	74.6	263.4	19,928.7	20,192.1
Non-Strategic Portfolios	7.9	4.8	19.0	31.7	224.4	256.1
Total	$143.7	$57.8	$93.6	$295.1	$20,153.1	$20,448.2
December 31, 2014
Transportation Finance	$5.2	$1.9	$4.3	$11.4	$2,941.5	$2,952.9
International Finance	43.9	7.0	21.6	72.5	950.7	1,023.2
Corporate Finance	4.4	–	0.5	4.9	6,907.8	6,912.7
Equipment Finance	93.7	32.9	14.9	141.5	4,575.8	4,717.3
Real Estate Finance	–	–	–	–	1,768.6	1,768.6
Commercial Services	62.2	3.3	0.9	66.4	2,493.8	2,560.2
Sub-total	209.4	45.1	42.2	296.7	19,638.2	19,934.9
Non-Strategic Portfolios	16.4	6.9	9.6	32.9	307.1	340.0
Total	$225.8	$52.0	$51.8	$329.6	$19,945.3	$20,274.9

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

Finance Receivables on Non-Accrual Status (dollars in millions)

	June 30, 2015			December 31, 2014
	Held for Investment	Held for Sale	Total	Held for Investment	Held for Sale	Total
Transportation Finance	$4.7	$–	$4.7	$0.1	$–	$0.1
International Finance	35.4	17.7	53.1	22.4	14.7	37.1
Corporate Finance	32.6	1.5	34.1	30.9	–	30.9
Equipment Finance	76.9	–	76.9	70.0	–	70.0
Sub-total	149.6	19.2	168.8	123.4	14.7	138.1
Non-Strategic Portfolios	–	29.2	29.2	–	22.4	22.4
Total	$149.6	$48.4	$198.0	$123.4	$37.1	$160.5
Repossessed assets			2.6			0.8
Total non-performing assets			$200.6			$161.3
Total Accruing loans past due 90 days or more			$9.0			$10.3

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

Item 1.  Consolidated Financial Statements  13

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Impaired Loans (dollars in millions)

				Six Months Ended June 30,
	June 30, 2015			2015	2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Average Recorded Investment
With no related allowance recorded:
International Finance	$7.7	$11.0	$–	$8.7	$8.5
Corporate Finance	0.5	0.5	–	0.8	131.1
Equipment Finance	5.1	6.1	–	5.0	6.1
Commercial Services	3.8	3.8	–	4.0	8.2
Non-Strategic Portfolios	–	–	–	–	5.6
With an allowance recorded:
Transportation Finance	4.7	4.7	0.9	1.6	15.0
International Finance	22.2	22.2	5.0	12.1	0.8
Corporate Finance	25.9	43.3	9.5	32.7	48.9
Equipment Finance	9.7	9.7	2.1	3.2	0.4
Commercial Services	–	–	–	–	2.0
Total Impaired Loans(1)	79.6	101.3	17.5	68.1	226.6
Total Loans Impaired at Convenience Date(2)	–	14.2	–	0.4	43.2
Total	$79.6	$115.5	$17.5	$68.5	$269.8

	December 31, 2014			Year Ended December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
With no related allowance recorded:
International Finance	$10.2	$17.0	$–	$10.1
Corporate Finance	1.2	1.2	–	104.9
Equipment Finance	5.6	6.8	–	5.8
Commercial Services	4.2	4.2	–	6.9
Non-Strategic Portfolios	–	–	–	3.4
With an allowance recorded:
Transportation Finance	–	–	–	9.0
International Finance	6.0	6.0	1.0	3.4
Corporate Finance	29.6	34.3	11.4	43.5
Equipment Finance	–	–	–	0.8
Commercial Services	–	–	–	2.8
Total Impaired Loans(1)	56.8	69.5	12.4	190.6
Total Loans Impaired at Convenience date(2)	1.2	15.8	0.5	26.4
Total	$58.0	$85.3	$12.9	$217.0

(1)	Interest income recorded for the six months ended June 30, 2015 and 2014 while the loans were impaired was $0.6 million and $6.2 million, respectively, of which $0 and $0.8 million was interest recognized using the cash-basis method of accounting. Interest income recorded for the year ended December 31, 2014 while the loans were impaired was $10.1 million, of which $0.7 million was interest recognized using the cash-basis method of accounting.

(2)	Details of finance receivables that were identified as impaired at the Convenience Date are presented under Loans and Debt Securities Acquired with Deteriorated Credit Quality.

14   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Impairment occurs when, based on current information and events, it is probable that CIT will be unable to collect all amounts due according to contractual terms of the agreement. The Company has established review and monitoring procedures designed to identify, as early as possible, customers that are experiencing financial difficulty. Credit risk is captured and analyzed based on the Company’s internal probability of obligor default (PD) and loss given default (“LGD”) ratings. A PD rating is determined by evaluating borrower credit-worthiness, including analyzing credit history, financial condition, cash flow adequacy, financial performance and management quality. An LGD rating is predicated on transaction structure, collateral valuation and related guarantees or recourse. Further, related considerations in determining probability of collection include the following:

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

The following summarizes key elements of the Company’s policy regarding the determination of collateral fair value in the measurement of impairment:

■	“Orderly liquidation value” is the basis for collateral valuation;

■	Appraisals are updated annually or more often as market conditions warrant; and

■	Appraisal values are discounted in the determination of impairment if the:

■	appraisal does not reflect current market conditions; or

■	collateral consists of inventory, accounts receivable, or other forms of collateral that may become difficult to locate, or collect or may be subject to pilferage in a liquidation.

Loans and Debt Securities Acquired with Deteriorated Credit Quality

For purposes of this presentation, the Company is applying the income recognition and disclosure guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality) to finance receivables that were identified as impaired under FSA at the Convenience Date. At June 30, 2015 and December 31, 2014, the carrying amounts approximated $0 and $1 million, respectively, and the outstanding balance approximated $14 million and $16 million, respectively. The outstanding balance represents the sum of contractual principal, interest and fees earned at the reporting date, calculated as pre-FSA net investment plus inception to date charge-offs. The allowance for loan losses on these loans was $0 at June 30, 2015 and $0.5 million at December 31, 2014. See Note 4 — Allowance for Loan Losses.

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

The recorded investment of TDRs at June 30, 2015 and December 31, 2014 was $15.0 million and $17.2 million, of which 73% and 75%, respectively were on non-accrual. North American Commercial Finance receivables accounted for 97% of the total TDRs at June 30, 2015 and 91% at December 31, 2014, and there were $0.2 million and $0.8 million, respectively, of commitments to lend additional funds to borrowers whose loan terms have been modified in TDRs.

Recorded investment in loans related to modifications qualifying as TDRs that occurred during the quarters ended June 30, 2015 and 2014 were $1.7 million and $2.1 million, respectively, and $2.3 million and $10.7 million for the six month periods. The recorded investment of TDRs that experience a payment default (payment default is one missed payment) at the time of default, during the quarters ended June 30, 2015 and 2014, and for which the payment default occurred within one year of the modification totaled $0.1 million and $0.2 million, respectively, and $0.4 million and $0.5 million for the six month periods. The 2015 and 2014 defaults related to Equipment Financing and Non-Strategic Portfolios.

The financial impact of the various modification strategies that the Company employs in response to borrower difficulties is described below. While the discussion focuses on the 2015 amounts, the overall nature and impact of modification programs were comparable in the prior year.

■	The nature of modifications qualifying as TDR’s based upon recorded investment at June 30, 2015 and December 31, 2014 was comprised of payment deferrals for 38% and 35%, respectively, and covenant relief and/or other for 62% and 65%, respectively.

■	Payment deferrals result in lower net present value of cash flows, if not accompanied by additional interest or fees, and increased provision for credit losses to the extent applicable. The financial impact of these modifications is not significant given the moderate length of deferral periods;

■	Interest rate reductions result in lower amounts of interest being charged to the customer, but are a relatively small part of the Company’s restructuring programs. Additionally, in some instances, modifications improve the Company’s economic return through increased interest rates and fees, but are reported as TDRs due to assessments regarding the borrowers’ ability to independently obtain similar funding in the market and assessments of the relationship between modified rates and terms and comparable market rates and terms. The weighted average change in interest rates for all TDRs occurring during the quarters ended June 30, 2015 and 2014 was not significant;

■	Debt forgiveness, or the reduction in amount owed by borrower, results in incremental provision for credit losses, in the form of higher charge-offs. While these types of modifications have the greatest individual impact on the allowance, the amounts of principal forgiveness for TDRs occurring during the quarters and six months ended June 30, 2015 and 2014 was not significant, as debt forgiveness is a relatively small component of the Company’s modification programs; and

■	The other elements of the Company’s modification programs that are not TDRs, do not have a significant impact on financial results given their relative size, or do not have a direct financial impact, as in the case of covenant changes.

16   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 4 — ALLOWANCE FOR LOAN LOSSES

Allowance for Loan Losses and Recorded Investment in Finance Receivables (dollars in millions)

	Quarter Ended June 30, 2015					Quarter Ended June 30, 2014
	Transportation & International Finance	North American Commercial Finance	Non- Strategic Portfolios	Corporate and Other	Total	Transportation & International Finance	North American Commercial Finance	Non- Strategic Portfolios	Corporate and Other	Total
Beginning balance	$55.5	$301.0	$–	$–	$356.5	$45.7	$306.9	$–	$–	$352.6
Provision for credit losses	(0.4)	18.8	–	–	18.4	8.3	2.6	(0.7)	–	10.2
Other(1)	0.2	(0.7)	–	–	(0.5)	(1.2)	0.6	–	–	(0.6)
Gross charge-offs(2)	(2.9)	(31.3)	–	–	(34.2)	(15.9)	(13.2)	–	–	(29.1)
Recoveries	5.6	5.1	–	–	10.7	2.8	4.4	0.7	–	7.9
Allowance balance – end of period	$58.0	$292.9	$–	$–	$350.9	$39.7	$301.3	$–	$–	$341.0

	Six Months Ended June 30, 2015					Six Months Ended June 30, 2014
Beginning balance	$46.8	$299.6	$–	$–	$346.4	$46.7	$303.8	$5.6	$–	$356.1
Provision for credit losses	10.2	42.8	–	–	53.0	20.7	25.8	0.3	0.1	46.9
Other(1)	(0.2)	(3.9)	–	–	(4.1)	(1.6)	(3.5)	–	(0.1)	(5.2)
Gross charge-offs(2)	(6.1)	(54.7)	–	–	(60.8)	(30.2)	(35.8)	(7.5)	–	(73.5)
Recoveries	7.3	9.1	–	–	16.4	4.1	11.0	1.6	–	16.7
Allowance balance – end of period	$58.0	$292.9	$–	$–	$350.9	$39.7	$301.3	$–	$–	$341.0

	June 30, 2015					June 30, 2014
Allowance balance:
Loans individually evaluated for impairment	$5.9	$11.6	$–	$–	$17.5	$2.7	$19.5	$–	$–	$22.2
Loans collectively evaluated for impairment	52.1	281.3	–	–	333.4	37.0	281.2	–	–	318.2
Loans acquired with deteriorated credit quality(3)	–	–	–	–	–	–	0.6	–	–	0.6
Allowance balance – end of period	$58.0	$292.9	$–	$–	$350.9	$39.7	$301.3	$–	$–	$341.0
Other reserves(1)	$0.2	$37.8	$–	$–	$38.0	$0.5	$30.9	$–	$–	$31.4
Finance receivables:
Loans individually evaluated for impairment	$34.6	$45.0	$–	$–	$79.6	$31.1	$192.2	$–	$–	$223.3
Loans collectively evaluated for impairment	3,682.5	15,887.2	–	–	19,569.7	3,197.1	15,163.2	–	–	18,360.3
Loans acquired with deteriorated credit quality(3)	–	–	–	–	–	0.1	20.7	–	–	20.8
Ending balance	$3,717.1	$15,932.2	$–	$–	$19,649.3	$3,228.3	$15,376.1	$–	$–	$18,604.4
Percent of loans to total loans	18.9%	81.1%	–	–	100.0%	17.4%	82.6%	–	–	100.0%

(1)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit and for deferred purchase agreements, all of which is recorded in Other Liabilities. “Other” also includes changes relating to sales and foreign currency translations.

(2)	Gross charge-offs include $5 million charged directly to the Allowance for loan losses for both the quarter and six months ended June 30, 2015, related to North American Commercial Finance. Gross charge-offs include $3 million and $9 million charged directly to the Allowance for loan losses for the quarter and six months ended June 30, 2014, respectively, related to North American Commercial Finance.

(3)	Represents loans considered impaired in FSA and are accounted for under the guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality).

Item 1.  Consolidated Financial Statements  17

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 5 — SECURITIES PURCHASED UNDER RESALE AGREEMENTS

At June 30, 2015 and December 31, 2014, the Company had $750 million and $650 million, respectively, of securities purchased under resale agreements. Securities purchased under agreements to resell (reverse repos) generally do not constitute a sale or purchase of the underlying securities for accounting purposes and, therefore are treated as collateralized financing transactions. These agreements are recorded at the amounts at which the securities were acquired. See Note 9 — Fair Value for discussion of fair value. These agreements are short-term securities that have maturity dates of predominately three months or less and are secured by the underlying collateral, which, along with the cash investment, are maintained by a tri-party custodian.

NOTE 6 — INVESTMENT SECURITIES

Investments include debt and equity securities. The Company’s debt securities primarily include U.S. Government Agency securities, U.S. Treasury securities, and supranational and foreign government securities. Equity securities include common stock and warrants.

Investment Securities (dollars in millions)

	June 30, 2015	December 31, 2014
Debt securities available-for-sale	$1,300.6	$1,116.5
Equity securities available-for-sale	14.3	14.0
Debt securities held-to-maturity(1)	319.9	352.3
Non-marketable equity investments(2)	58.1	67.5
Total investment securities	$1,692.9	$1,550.3

(1)	Recorded at amortized cost.

(2)	Non-marketable equity investments include ownership interests greater than 3% in limited partnership investments that are accounted for under the equity method. Non-marketable equity investments include $18.4 million and $19.7 million in limited partnerships at June 30, 2015 and December 31, 2014, respectively, accounted for under the equity method. The remaining investments are carried at cost and include qualified Community Reinvestment Act (“CRA”) investments, equity fund holdings and shares issued by customers during loan work out situations or as part of an original loan investment.

Realized investment gains totaled $3.8 million and $5.6 million for the quarters and $4.5 million and $9.1 million for the six months ended June 30, 2015 and 2014, respectively, and exclude losses from other than temporary impairments (“OTTI”). OTTI impairments on equity securities recognized in earnings were not material for the quarters and six months ended June 30, 2015 and 2014. Impairment amounts in accumulated other comprehensive income (“AOCI”) were not material at June 30, 2015 or December 31, 2014.

In addition, the Company maintained $4.2 billion and $6.2 billion of interest bearing deposits at June 30, 2015 and December 31, 2014, respectively, which are cash equivalents and are classified separately on the balance sheet.

The following table presents interest and dividends on interest bearing deposits, investments and reverse repurchase agreements:

Interest and Dividend Income (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest income – interest bearing deposits	$3.4	$4.5	$7.4	$9.1
Interest income – investments / reverse repos	5.1	3.1	9.2	6.4
Dividends – investments	0.5	0.8	1.0	1.7
Interest and dividends on interest bearing deposits and investments	$9.0	$8.4	$17.6	$17.2

18   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Securities Available-for-Sale (“AFS”)

The following table presents amortized cost and fair value of securities AFS.

Securities Available for Sale — Amortized Cost and Fair Value (dollars in millions)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2015
Debt securities AFS
U.S. Treasury securities	$600.0	$–	$–	$600.0
U.S. government agency obligations	599.8	0.3	–	600.1
Supranational and foreign government securities	100.5	–	–	100.5
Total debt securities AFS	1,300.3	0.3	–	1,300.6
Equity securities AFS	14.3	0.1	(0.1)	14.3
Total securities AFS	$1,314.6	$0.4	$(0.1)	$1,314.9
December 31, 2014
Debt securities AFS
U.S. Treasury securities	$200.0	$–	$–	$200.0
U.S. government agency obligations	904.2	–	–	904.2
Foreign government securities	12.3	–	–	12.3
Total debt securities AFS	1,116.5	–	–	1,116.5
Equity securities AFS	14.0	0.6	(0.6)	14.0
Total securities AFS	$1,130.5	$0.6	$(0.6)	$1,130.5

Securities AFS — Amortized Cost and Fair Value Maturities (dollars in millions)

	June 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury securities
Due within 1 year	$600.0	$600.0	$200.0	$200.0
Total	600.0	600.0	200.0	200.0
U.S. government agency obligations
Due within 1 year	$100.0	$100.0	$904.2	$904.2
After 1 but within 5 years	499.8	500.1	–	–
Total	599.8	600.1	904.2	904.2
Supranational and foreign government securities
Due within 1 year	100.5	100.5	12.3	12.3
Total	100.5	100.5	12.3	12.3
Total debt securities available-for-sale	$1,300.3	$1,300.6	$1,116.5	$1,116.5

Item 1.  Consolidated Financial Statements  19

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Debt Securities Held-to-Maturity (“HTM”)

The carrying value and fair value of securities HTM were as follows:

Debt Securities HTM — Carrying Value and Fair Value (dollars in millions)

	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2015
Mortgage-backed securities – U.S. government owned and sponsored agencies	$161.1	$1.5	$(3.5)	$159.1
State and municipal	43.8	–	(0.8)	43.0
Foreign government	8.4	0.1	–	8.5
Corporate – foreign	106.6	7.1	–	113.7
Total debt securities held-to-maturity	$319.9	$8.7	$(4.3)	$324.3
December 31, 2014
Mortgage-backed securities – U.S. government owned and sponsored agencies	$156.3	$2.5	$(1.9)	$156.9
State and municipal	48.1	0.1	(1.8)	46.4
Foreign government	37.9	0.1	–	38.0
Corporate – Foreign	110.0	9.0	–	119.0
Total debt securities held-to-maturity	$352.3	$11.7	$(3.7)	$360.3

The following table presents the amortized cost and fair value of securities HTM by contractual maturity dates:

Securities HTM — Amortized Cost and Fair Value Maturities (dollars in millions)

	June 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities
U.S. government owned and sponsored agencies
Due after 5 but within 10 years	$1.3	$1.3	$1.3	$1.3
Due after 10 years(1)	159.8	157.8	155.0	155.6
Total	161.1	159.1	156.3	156.9
State and municipal
Due within 1 year	1.1	1.1	1.2	1.2
Due after 1 but within 5 years	2.6	2.6	2.9	2.9
Due after 10 years(1)	40.1	39.3	44.0	42.3
Total	43.8	43.0	48.1	46.4
Foreign government
Due within 1 year	5.9	5.9	10.8	10.8
Due after 1 but within 5 years	2.5	2.6	27.1	27.2
Total	8.4	8.5	37.9	38.0
Corporate – Foreign
Due within 1 year	0.9	0.9	0.9	0.9
Due after 1 but within 5 years	66.0	72.1	43.7	49.8
Due after 5 but within 10 years	39.7	40.7	65.4	68.3
Total	106.6	113.7	110.0	119.0
Total debt securities held-to-maturity	$319.9	$324.3	$352.3	$360.3

(1)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

20   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 7 — LONG-TERM BORROWINGS

The following table presents the carrying value of outstanding long-term borrowings:

Long-term Borrowings (dollars in millions)

	June 30, 2015			December 31, 2014
	CIT Group Inc.	Subsidiaries	Total	Total
Senior unsecured(1)	$10,732.8	$–	$10,732.8	$11,932.4
Secured borrowings	–	5,708.8	5,708.8	6,523.4
Total Long-term Borrowings	$10,732.8	$5,708.8	$16,441.6	$18,455.8

(1)	Senior Unsecured Notes at June 30, 2015 were comprised of $8,243.8 million of Unsecured Notes, $2,450.0 million of Series C Notes and $39.0 million of other unsecured debt.

Unsecured Borrowings

Revolving Credit Facility

There were no outstanding borrowings under the Revolving Credit Facility at June 30, 2015 and December 31, 2014. The amount available to draw upon at June 30, 2015 was approximately $1.4 billion, with the remaining amount of approximately $0.1 billion being utilized for issuance of letters of credit.

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

Secured Borrowings and Pledged Assets Summary(1) (dollars in millions)

	June 30, 2015		December 31, 2014
	Secured Borrowing	Pledged Assets	Secured Borrowing	Pledged Assets
Rail(2)	$1,109.2	$1,512.9	$1,179.7	$1,575.7
Aerospace(2)	2,283.7	3,389.8	2,411.7	3,914.4
International Finance	486.8	659.1	545.0	730.6
Subtotal – Transportation & International Finance	3,879.7	5,561.8	4,136.4	6,220.7
Corporate Finance	147.4	161.1	129.7	141.6
Real Estate Finance	–	–	125.0	168.0
Commercial Services	334.7	1,705.5	334.7	1,644.6
Equipment Finance	1,347.0	2,016.2	1,797.6	2,352.8
Subtotal – North American Commercial Finance	1,829.1	3,882.8	2,387.0	4,307.0
Total	$5,708.8	$9,444.6	$6,523.4	$10,527.7

(1)	As part of our liquidity management strategy, we pledge assets to secure financing transactions (which include securitizations), borrowings from the FHLB and FRB, and for other purposes as required or permitted by law.

(2)	At June 30, 2015 the GSI TRS related borrowings and pledged assets, respectively, of $1.2 billion and $1.8 billion were included in TIF. The GSI TRS is described in Note 8 — Derivative Financial Instruments.

CIT Bank is a member of the Federal Home Loan Banks (“FHLB”) and may borrow under lines of credit that are secured by a blanket lien on the subsidiary’s assets and collateral pledged, including real estate assets. At June 30, 2015, $147 million of advances were outstanding and $161 million of collateral was pledged and included in Corporate Finance in the table above. At December 31, 2014, $255 million of advances were outstanding and $310 million of collateral was pledged and included in Corporate Finance and Real Estate Finance in the table above.

At June 30, 2015 we had pledged assets (including collateral for the FRB discount window not in the table above) of $11.4 billion, which included $6.1 billion of loans (including amounts held for sale), $4.7 billion of operating lease assets, $0.4 billion of cash and $0.2 billion of investment securities.

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

The following table presents fair values and notional values of derivative financial instruments:

Fair and Notional Values of Derivative Financial Instruments(1) (dollars in millions)

	June 30, 2015			December 31, 2014
Qualifying Hedges	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Foreign currency forward contracts – net investment hedges	$955.1	$41.0	$(7.1)	$1,193.1	$74.7	$–
Total Qualifying Hedges	955.1	41.0	(7.1)	1,193.1	74.7	–
Non-Qualifying Hedges
Interest rate swaps	2,203.6	19.5	(21.5)	1,902.0	15.2	(23.1)
Written options	2,952.7	–	(2.7)	2,711.5	–	(2.7)
Purchased options	1,148.2	0.7	–	948.4	0.8	–
Foreign currency forward contracts	1,799.8	40.1	(24.9)	2,028.8	77.2	(12.0)
Total Return Swap (TRS)	1,122.2	–	(31.9)	1,091.9	–	(24.5)
Equity Warrants	1.0	0.2	–	1.0	0.1	–
Total Non-qualifying Hedges	9,227.5	60.5	(81.0)	8,683.6	93.3	(62.3)
Total Hedges	$10,182.6	$101.5	$(88.1)	$9,876.7	$168.0	$(62.3)

(1)	Presented on a gross basis.

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

The aggregate “notional amounts” of the total return swaps of $1,122.2 million at June 30, 2015 and $1,091.9 million at December 31, 2014 represent the aggregate unused portions under the CFL and BV facilities and constitute derivative financial instruments. These notional amounts are calculated as the maximum aggregate facility commitment amounts, currently $2,125.0 million, less the aggregate actual adjusted qualifying borrowing base outstanding of $1,002.8 million at June 30, 2015 and $1,033.1 million at December 31, 2014 under the facilities. The notional amounts of the derivatives will increase as the adjusted qualifying borrowing base decreases due to repayment of the underlying asset-backed securities (“ABS”) to investors. If

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

Based on the Company’s valuation, a liability of $31.9 million and $24.5 million was recorded at June 30, 2015 and December 31, 2014, respectively. The increases in the liability of $6.4 million and $7.4 million were recognized as a reduction to Other Income for the quarter and six months ended June 30, 2015, respectively. The decreases in the liability of $11.4 million and $9.7 million were recognized as a benefit to Other Income for the quarter and six months ended June 30, 2014, respectively.

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

Offsetting of Derivative Assets and Liabilities (dollars in millions)

				Gross Amounts not offset in the Consolidated Balance Sheet
	Gross Amount of Recognized Assets (Liabilities)	Gross Amount Offset in the Consolidated Balance Sheet	Net Amount Presented in the Consolidated Balance Sheet	Derivative Financial Instruments(1)	Cash Collateral Pledged/(Received)(1)(2)	Net Amount
June 30, 2015
Derivative assets	$101.5	$–	$101.5	$(34.5)	$(46.0)	$21.0
Derivative liabilities	(88.1)	–	(88.1)	34.5	10.6	(43.0)
December 31, 2014
Derivative assets	$168.0	$–	$168.0	$(13.6)	$(137.3)	$17.1
Derivative liabilities	(62.3)	–	(62.3)	13.6	8.7	(40.0)

(1)	The Company’s derivative transactions are governed by ISDA agreements that allow for net settlements of certain payments as well as offsetting of all contracts (“Derivative Financial Instruments”) with a given counterparty in the event of bankruptcy or default of one of the two parties to the transaction. We believe our ISDA agreements meet the definition of a master netting arrangement or similar agreement for purposes of the above disclosure. In conjunction with the ISDA agreements, the Company has entered into collateral arrangements with its counterparties which provide for the exchange of cash depending on the change in the market valuation of the derivative contracts outstanding. Such collateral is available to be applied in settlement of the net balances upon an event of default by one of the counterparties.

(2)	Collateral pledged or received is included in Other assets or Other liabilities, respectively.

24   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the impact of derivatives on the statements of operations.

Derivative Instrument Gains and Losses (dollars in millions)

		Quarters Ended June 30,		Six Months Ended June 30,
Derivative Instruments	Gain / (Loss) Recognized	2015	2014	2015	2014
Qualifying Hedges		$–	$–	$–	$–
Non Qualifying Hedges
Cross currency swaps	Other income	$–	$(1.0)	$–	$4.1
Interest rate swaps	Other income	6.4	–	6.2	3.8
Interest rate options	Other income	(0.6)	(0.1)	(0.1)	(0.2)
Foreign currency forward contracts	Other income	(45.5)	(42.6)	40.7	(13.5)
Equity warrants	Other income	0.1	(0.3)	0.1	(0.5)
TRS	Other income	(6.4)	11.4	(7.4)	9.7
Total derivatives – income statement impact		$(46.0)	$(32.6)	$39.5	$3.4

The following table presents the changes in AOCI relating to derivatives:

Changes in AOCI Relating to Derivatives (dollars in millions)

Contract Type	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Quarter Ended June 30, 2015
Foreign currency forward contracts – net investment hedges	$–	$–	$–	$(21.5)	$(21.5)
Total	$–	$–	$–	$(21.5)	$(21.5)
Quarter Ended June 30, 2014
Foreign currency forward contracts – net investment hedges	$(3.0)	$–	$(3.0)	$(23.0)	$(20.0)
Cross currency swaps – net investment hedges	–	–	–	(0.7)	(0.7)
Total	$(3.0)	$–	$(3.0)	$(23.7)	$(20.7)
Six Months Ended June 30, 2015
Foreign currency forward contracts – net investment hedges	$4.2	$–	$4.2	$62.3	$58.1
Total	$4.2	$–	$4.2	$62.3	$58.1
Six Months Ended June 30, 2014
Foreign currency forward contracts – cash flow hedges	$–	$–	$–	$(0.1)	$(0.1)
Foreign currency forward contracts – net investment hedges	(6.1)	–	(6.1)	(18.5)	(12.4)
Cross currency swaps – net investment hedges	–	–	–	1.1	1.1
Total	$(6.1)	$–	$(6.1)	$(17.5)	$(11.4)

Item 1.  Consolidated Financial Statements  25

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

The Company characterizes inputs in the determination of fair value according to the fair value hierarchy. The fair value of the Company’s assets and liabilities where the measurement objective specifically requires the use of fair value are set forth in the tables below:

Assets and Liabilities Measured at Fair Value on a Recurring Basis (dollars in millions)

June 30, 2015	Total	Level 1	Level 2	Level 3
Assets
Debt Securities AFS	$1,300.6	$600.5	$700.1	$–
Equity Securities AFS	14.3	14.3	–	–
Derivative assets at fair value – non-qualifying hedges	60.5	–	60.5	–
Derivative assets at fair value – qualifying hedges	41.0	–	41.0	–
Total	$1,416.4	$614.8	$801.6	$–
Liabilities
Derivative liabilities at fair value – non-qualifying hedges	$(81.0)	$–	$(47.0)	$(34.0)
Derivative liabilities at fair value – qualifying hedges	(7.1)	–	(7.1)	–
Total	$(88.1)	$–	$(54.1)	$(34.0)
December 31, 2014
Assets
Debt Securities AFS	$1,116.5	$212.3	$904.2	$–
Equity Securities AFS	14.0	14.0	–	–
Derivative assets at fair value – non-qualifying hedges	93.3	–	93.3	–
Derivative assets at fair value – qualifying hedges	74.7	–	74.7	–
Total	$1,298.5	$226.3	$1,072.2	$–
Liabilities
Derivative liabilities at fair value – non-qualifying hedges	$(62.3)	$–	$(35.7)	$(26.6)
Total	$(62.3)	$–	$(35.7)	$(26.6)

26   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents financial instruments for which a non-recurring change in fair value has been recorded in the current year:

Assets Measured at Fair Value on a Non-recurring Basis with a Change in Fair Value Recorded (dollars in millions)

		Fair Value Measurements at Reporting Date Using:
	Total	Level 1	Level 2	Level 3	Total Gains and (Losses)
Assets
June 30, 2015
Assets held for sale	$388.7	$–	$–	$388.7	$(21.5)
Impaired loans	49.6	–	–	49.6	(25.1)
Total	$438.3	$–	$–	$438.3	$(46.6)
December 31, 2014
Assets held for sale	$949.6	$–	$–	$949.6	$(73.6)
Impaired loans	13.2	–	–	13.2	(4.9)
Total	$962.8	$–	$–	$962.8	$(78.5)

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

Level 3 Gains and Losses

The tables below set forth a summary of changes in the estimated fair value of the Company’s Level 3 financial assets and liabilities measured on a recurring basis:

Changes in Fair Value of Level 3 Financial Assets and Liabilities Measured on a Recurring Basis (dollars in millions)

Total (all related to derivatives)
December 31, 2014	$(26.6)
Gains or losses realized/unrealized included in Other Income(1)	(7.4)
June 30, 2015	$(34.0)
December 31, 2013	$(9.7)
Gains or losses realized/unrealized included in Other Income(1)	9.7
June 30, 2014	$–

(1)	Valuation of the derivatives related to the GSI facilities and written options on certain CIT Bank CDs.

Item 1.  Consolidated Financial Statements  27

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Fair Values of Financial Instruments

The carrying and estimated fair values of financial instruments presented below exclude leases and certain other assets and liabilities, which are not required for disclosure.

Financial Instruments (dollars in millions)

		Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3	Total
June 30, 2015
Financial Assets
Derivative assets at fair value – non-qualifying hedges	$60.5	$–	$60.5	$–	$60.5
Derivative assets at fair value – qualifying hedges	41.0	–	41.0	–	41.0
Assets held for sale (excluding leases)	168.4	–	0.6	176.7	177.3
Loans (excluding leases)	14,364.7	–	1,467.9	12,630.5	14,098.4
Securities purchased under agreements to resell	750.0	–	750.0	–	750.0
Investment securities	1,692.9	822.8	748.2	126.3	1,697.3
Other assets subject to fair value disclosure and unsecured counterparty receivables (1)	909.5	–	–	909.5	909.5
Financial Liabilities
Deposits (2)	(17,311.0)	–	–	(17,525.6)	(17,525.6)
Derivative liabilities at fair value – non-qualifying hedges	(81.0)	–	(47.0)	(34.0)	(81.0)
Derivative liabilities at fair value – qualifying hedges	(7.1)	–	(7.1)	–	(7.1)
Long-term borrowings (2)	(16,619.6)	–	(13,955.5)	(3,115.1)	(17,070.6)
Credit balances of factoring clients	(1,373.3)	–	–	(1,373.3)	(1,373.3)
Other liabilities subject to fair value disclosure (3)	(1,921.8)	–	–	(1,921.8)	(1,921.8)
December 31, 2014
Financial Assets
Derivative assets at fair value – non-qualifying hedges	$93.3	$–	$93.3	$–	$93.3
Derivative assets at fair value – qualifying hedges	74.7	–	74.7	–	74.7
Assets held for sale (excluding leases)	67.0	–	–	67.2	67.2
Loans (excluding leases)	14,379.5	–	1,585.4	12,490.8	14,076.2
Securities purchased under agreements to resell	650.0	–	650.0	–	650.0
Investment securities	1,550.3	464.9	956.0	137.4	1,558.3
Other assets subject to fair value disclosure and unsecured counterparty receivables (1)	886.2	–	–	886.2	886.2
Financial Liabilities
Deposits (2)	(15,891.4)	–	–	(16,105.7)	(16,105.7)
Derivative liabilities at fair value – non-qualifying hedges	(62.3)	–	(35.7)	(26.6)	(62.3)
Long-term borrowings (2)	(18,657.9)	–	(15,906.3)	(3,338.1)	(19,244.4)
Credit balances of factoring clients	(1,622.1)	–	–	(1,622.1)	(1,622.1)
Other liabilities subject to fair value disclosure (3)	(2,066.8)	–	–	(2,066.8)	(2,066.8)

(1)	Other assets subject to fair value disclosure primarily include accrued interest receivable and miscellaneous receivables. These assets have carrying values that approximate fair value generally due to the short-term nature and are classified as level 3. The unsecured counterparty receivables primarily consist of amounts owed to CIT from GSI for debt discount, return of collateral posted to GSI and settlements resulting from market value changes to asset-backed securities underlying the GSI Facilities.

(2)	Deposits and long-term borrowings include accrued interest, which is included in “Other liabilities” in the Balance Sheet.

(3)	Other liabilities subject to fair value disclosure include accounts payable, accrued liabilities, customer security and maintenance deposits and miscellaneous liabilities. The fair value of these approximate carrying value and are classified as level 3.

Assumptions used to value financial instruments are set forth below:

Derivatives — The estimated fair values of derivatives were calculated internally using observable market data and represent the net amount receivable or payable to terminate, taking into account current market rates, which represent Level 2 inputs, except for the TRS derivative and written options on certain CIT Bank CDs that utilized Level 3 inputs. Derivatives are included in Other Assets and Other

28   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Liabilities in the Consolidated Balance Sheets. See Note 8 — Derivative Financial Instruments for notional principal amounts and fair values.

Assets held for sale — Assets held for sale are recorded at the lower of cost or fair value on the balance sheet. When there is no liquid secondary market for the other assets held for sale in the Company’s portfolio, the fair value is estimated based on a binding contract, current letter of intent or other third-party valuation, or using internally generated valuations or discounted cash flow analysis, all of which are Level 3 inputs. Commercial loans are generally valued individually, while small-ticket commercial loans are valued on an aggregate portfolio basis.

Loans — Of the loan balance above, approximately $1.5 billion and $1.6 billion at June 30, 2015 and December 31, 2014, respectively, was valued using Level 2 inputs. As there is no liquid secondary market for the other loans in the Company’s portfolio, the fair value is estimated based on discounted cash flow analyses which use Level 3 inputs at both June 30, 2015 and December 31, 2014. In addition to the characteristics of the underlying contracts, key inputs to the analysis include interest rates, prepayment rates, and credit spreads. For the commercial loan portfolio, the market based credit spread inputs are derived from instruments with comparable credit risk characteristics obtained from independent third party vendors. As these Level 3 unobservable inputs are specific to individual loans / collateral types, management does not believe that sensitivity analysis of individual inputs is meaningful, but rather that sensitivity is more meaningfully assessed through the evaluation of aggregate carrying values of the loans. The fair value of loans at June 30, 2015 was $14.1 billion, which was 98.1% of carrying value. The fair value of loans at December 31, 2014 was $14.1 billion, which is 97.9% of carrying value.

Impaired Loans — The value of impaired loans is estimated using the fair value of collateral (on an orderly liquidation basis) if the loan is collateralized, or the present value of expected cash flows utilizing the current market rate for such loan. As these Level 3 unobservable inputs are specific to individual loans / collateral types, management does not believe that sensitivity analysis of individual inputs is meaningful, but rather that sensitivity is more meaningfully assessed through the evaluation of aggregate carrying values of impaired loans relative to contractual amounts owed (unpaid principal balance or “UPB”) from customers. As of June 30, 2015, the UPB related to impaired loans, including loans for which the Company is applying the income recognition and disclosure guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality), totaled $115.5 million. Including related allowances, these loans are carried at $62.1 million, or 54% of UPB. Of these amounts, $21.4 million and $17.1 million of UPB and carrying value, respectively, relate to loans with no specific allowance. As of December 31, 2014, the comparable UPB related to impaired loans totaled $85.3 million and including related allowances, these loans were carried at $45.1 million, or 53% of UPB. Of these amounts, $29.2 million and $21.2 million of UPB and carrying value relate to loans with no specific allowance. The difference between UPB and carrying value reflects cumulative charge-offs on accounts remaining in process of collection, FSA discounts and allowances. See Note 3 — Loans for more information.

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

Long-term borrowings — Unsecured debt of approximately $10.8 billion par value and secured borrowings of approximately $2.7 billion par value at June 30, 2015, and unsecured debt of approximately $12.0 billion par value and secured borrowings of approximately $3.3 billion par value at December 31, 2014 were valued using market inputs, which are Level 2 inputs. Where market estimates were not available for approximately $3.0 billion and $3.2 billion par value at June 30, 2015 and December 31, 2014, respectively, values were estimated using a discounted cash flow analysis with a discount rate approximating current market rates for issuances by CIT of similar debt, which are Level 3 inputs.

Item 1.  Consolidated Financial Statements  29

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 10 — REGULATORY CAPITAL

The Company and the Bank are each subject to various regulatory capital requirements administered by the Federal Reserve Board (“FRB”) and the Federal Deposit Insurance Corporation (“FDIC”).

Quantitative measures established by regulation to ensure capital adequacy require that the Company and the Bank each maintain minimum amounts and ratios of Total, Tier 1 and Common Equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. We compute capital ratios in accordance with Federal Reserve capital guidelines for assessing adequacy of capital. At June 30, 2015, the regulatory capital guidelines applicable to the Company were based on the Basel III Final Rule. At December 31, 2014, the regulatory capital guidelines that were applicable to the Company were based on the Capital Accord of the Basel Committee on Banking Supervision (Basel I).

The calculation of the Company’s regulatory capital ratios are subject to review and consultation with the FRB, which may result in refinements to amounts reported at June 30, 2015.

30   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Tier 1 Capital and Total Capital Components(1) (dollars in millions)

	CIT		CIT Bank
Tier 1 Capital	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Total stockholders’ equity(2)	$8,807.1	$9,068.9	$2,779.6	$2,716.4
Effect of certain items in accumulated other comprehensive loss excluded from Tier 1 Capital and qualifying noncontrolling interest	59.2	53.0	(0.2)	(0.2)
Adjusted total equity	8,866.3	9,121.9	2,779.4	2,716.2
Less: Goodwill(3)	(485.2)	(571.3)	(167.8)	(167.8)
Disallowed deferred tax assets	(339.7)	(416.8)	–	–
Disallowed intangible assets(3)	(8.6)	(25.7)	(2.6)	(12.1)
Investment in certain subsidiaries	NA	(36.7)	NA	–
Other Tier 1 components(4)	–	(4.1)	–	–
Common Equity Tier 1 Capital	8,032.8	8,067.3	2,609.0	2,536.3
Tier 1 Capital	8,032.8	8,067.3	2,609.0	2,536.3
Tier 2 Capital
Qualifying allowance for credit losses and other reserves(5)	389.0	381.8	260.3	245.1
Less: Investment in certain subsidiaries	NA	(36.7)	NA	–
Other Tier 2 components(6)	–	–	–	0.1
Total qualifying capital	$8,421.8	$8,412.4	$2,869.3	$2,781.5
Risk-weighted assets	$55,396.0	$55,480.9	$20,770.4	$19,552.3
Common Equity Tier 1 Capital (to risk-weighted assets):
Actual	14.5%	NA	12.6%	NA
Effective minimum ratios under Basel III guidelines(7)	7.0%	NA	7.0%	NA
Tier 1 Capital (to risk-weighted assets):
Actual	14.5%	14.5%	12.6%	13.0%
Effective minimum ratios under Basel III and Basel I guidelines(7)	8.5%	6.0%	8.5%	6.0%
Total Capital (to risk-weighted assets):
Actual	15.2%	15.2%	13.8%	14.2%
Effective minimum ratios under Basel III and Basel I guidelines(7)	10.5%	10.0%	10.5%	10.0%
Tier 1 Leverage Ratio:
Actual	17.7%	17.4%	12.2%	12.2%
Required minimum ratio for capital adequacy purposes	4.0%	4.0%	4.0%	4.0%

(1)	The June 30, 2015 presentation reflects the risk-based capital guidelines under Basel III, which became effective on January 1, 2015. The December 31, 2014 reflects the risk-based capital guidelines under then effective Basel I.

(2)	See Consolidated Balance Sheets for the components of Total stockholders’ equity.

(3)	Goodwill and disallowed intangible assets adjustments also reflect the portion included within assets held for sale.

(4)	Includes the Tier 1 capital charge for nonfinancial equity investments under Basel I.

(5)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit, and deferred purchase agreements, all of which are recorded in Other Liabilities.

(6)	Banking organizations are permitted to include in Tier 2 Capital up to 45% of net unrealized pretax gains on available-for-sale equity securities with readily determinable fair values.

(7)	Limits as of June 30, 2015 represent the required ratios under the fully phased-in Basel III Final Rule and include the post-transition minimum capital conservation buffer effective January 1, 2019. The limits as of December 31, 2014 represent the ratios under Basel I.

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

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

meeting certain revised requirements; (iii) mandates that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expands the scope of the deductions from and adjustments to capital as compared to the prior regulations.

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

The Basel III Final Rule established new minimum capital ratios for CET1, Tier 1 capital, and Total capital of 4.5%, 6.0% and 8.0%, respectively. In addition, the Basel III Final Rule also introduced a new “capital conservation buffer”, composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. This buffer will be implemented beginning January 1, 2016 at the 0.625% level and increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.

NOTE 11 — INCOME TAXES

The Company’s global effective income tax rate for the second quarter and six months ended June 30, 2015 was 25% and 27%, respectively, up from 8% in the year-ago quarter and 9% in the year-ago six months ended period. The increase in the global effective tax rate is primarily the consequence of the partial release of the valuation allowance on the Company’s U.S. Federal and state net deferred tax assets in 2014 resulting in the current recognition of income tax expense on domestic earnings. The second quarter and six months ended June 30, 2015 tax provision reflected federal and state income taxes in the U.S. as well as taxes on earnings of certain international operations. The projected 2015 effective income tax rate is 29% before the impact of discrete tax items.

The quarterly income tax expense is based on an updated projection of the Company’s annual effective tax rate. This updated annual effective tax rate is applied to the year-to-date consolidated pre-tax income to determine the interim provision for income taxes before discrete items. The impact of any change in the projected annual effective tax rate from the prior quarter is reflected in the quarterly income tax expense. The change in the effective tax rate each period is impacted by a number of factors, including the relative mix of domestic and international earnings, adjustments to the valuation allowances, and discrete items. The actual year- end 2015 effective tax rate may vary from the currently projected tax rate due to changes in these factors.

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

However, the Company retained a valuation allowance of $1.0 billion against its U.S. net deferred tax assets at December 31, 2014. Of the $1.0 billion domestic valuation allowance, approximately $0.7 billion is against the deferred tax asset on the U.S. federal NOLs and $0.3 billion is against the deferred tax asset on the U.S. state NOLs. No discrete reduction to the valuation allowance related to the U.S. federal or state NOLs or the capital loss carry-forwards was recorded year-to-date.

The ability to recognize the remaining valuation allowances against the U.S. federal and state NOLs, and capital loss carry-forwards net deferred tax assets will be evaluated on a quarterly basis to determine if there are any significant events that would affect our ability to utilize these deferred tax assets. If events are identified that affect our ability to utilize our deferred tax assets, the analysis will be updated to determine if any adjustments to the valuation allowances are required. Such events may include acquisitions that support the Company’s long-term business strategies while also enabling it to accelerate the utilization of its net operating losses, as evidenced by the acquisition of Direct Capital Corporation in 2014 and the recently approved acquisition of OneWest Bank.

The impact of the OneWest transaction on the utilization of the Company’s NOLs cannot be considered in the Company’s forecast of future taxable income until the period in which the acquisition is consummated. The acquisition is expected to accelerate the utilization of the Company’s NOLs and therefore management anticipates it will reverse the remaining U.S. federal valuation allowance after consummation of the acquisition in the quarter ended September 30, 2015. The Company is currently evaluating

32   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

the impact of the acquisition on the U.S. state NOLs and expects the acquisition to utilize some portion of these amounts, which would cause a partial reduction to the U.S. state valuation allowance.

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

Liabilities for Uncertain Tax Positions

The Company’s potential liability for uncertain tax positions totaled $41.8 million at June 30, 2015 and $53.7 million at December 31, 2014. The change in the balance since December 31, 2014 primarily occurred this quarter and is mainly comprised of a reduction of $9 million resulting from receipt of a favorable tax ruling on an uncertain tax position taken on the prior years’ tax returns. Management estimates the remaining liability may be reduced by up to $5 million within the next twelve months. The Company’s accrued liability for interest and penalties totaled $12.8 million at June 30, 2015 and $13.3 million at December 31, 2014. The Company recognizes accrued interest and penalties on unrecognized tax benefits in income tax expense.

NOTE 12 — STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income/(Loss)

The following table details the components of Accumulated Other Comprehensive Loss, net of tax:

Components of Accumulated Other Comprehensive Income (Loss) (dollars in millions)

	June 30, 2015			December 31, 2014
	Gross Unrealized	Income Taxes	Net Unrealized	Gross Unrealized	Income Taxes	Net Unrealized
Foreign currency translation adjustments	$(87.0)	$(13.1)	$(100.1)	$(75.4)	$–	$(75.4)
Changes in benefit plan net gain/(loss) and prior service (cost)/credit	(59.3)	0.5	(58.8)	(58.7)	0.2	(58.5)
Unrealized net gains (losses) on available for sale securities	0.3	(0.2)	0.1	–	–	–
Total accumulated other comprehensive loss	$(146.0)	$(12.8)	$(158.8)	$(134.1)	$0.2	$(133.9)

The following table details the changes in the components of Accumulated Other Comprehensive Income (Loss), net of income taxes.

Changes in Accumulated Other Comprehensive Loss by Component (dollars in millions)

	Foreign currency translation adjustments	Changes in benefit plan net gain (loss) and prior service (cost) credit	Changes in fair values of derivatives qualifying as cash flow hedges	Unrealized net gains (losses) on available for sale securities	Total AOCI
Balance as of December 31, 2014	$(75.4)	$(58.5)	$–	$–	$(133.9)
AOCI activity before reclassifications	(28.1)	(0.4)	–	0.1	(28.4)
Amounts reclassified from AOCI	3.4	0.1	–	–	3.5
Net current period AOCI	(24.7)	(0.3)	–	0.1	(24.9)
Balance as of June 30, 2015	$(100.1)	$(58.8)	$–	$0.1	$(158.8)
Balance as of December 31, 2013	$(49.4)	$(24.1)	$(0.2)	$0.1	$(73.6)
AOCI activity before reclassifications	(9.6)	(0.1)	(0.1)	0.1	(9.7)
Amounts reclassified from AOCI	2.3	3.3	–	0.2	5.8
Net current period AOCI	(7.3)	3.2	(0.1)	0.3	(3.9)
Balance as of June 30, 2014	$(56.7)	$(20.9)	$(0.3)	$0.4	$(77.5)

Item 1.  Consolidated Financial Statements  33

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Other Comprehensive Income/(Loss)

The amounts included in the Statement of Comprehensive Income (Loss) are net of income taxes.

Foreign currency translation reclassification adjustments impacting net income were insignificant and $0.5 million for the quarters ended June 30, 2015 and June 30, 2014, respectively and were $3.4 million and $2.3 million for the corresponding year to date periods. The change in income taxes associated with foreign currency translation adjustments was $6.0 million and $(13.1) million for the quarter and six months ended June 30, 2015 and there were no income taxes associated with foreign currency translation adjustments in the prior year period.

The changes in benefit plans net gain/(loss) and prior service (cost)/credit reclassification adjustments impacting net income was $0.1 million for the quarter and six months ended June 30, 2015 and was $1.7 million and $3.3 million for the quarter and six months ended June 30, 2014. The change in income taxes associated with changes in benefit plans net gain/(loss) and prior service (cost)/credit was insignificant and $0.3 million for the quarter and six months ended June 30, 2015 and was not significant for the prior year periods.

There were no reclassification adjustments impacting net income related to changes in fair value of derivatives qualifying as cash flow hedges for the quarters or six months ended June 30, 2015 and June 30, 2014. There were no income taxes associated with changes in fair values of derivatives qualifying as cash flow hedges for the quarters or six months ended June 30, 2015 and June 30, 2014.

There were no reclassification adjustments impacting net income for unrealized gains (losses) on available for sale securities for the quarters or six months ended June 30, 2015 and was $0.2 million for the quarter and six months ended June 30, 2014. The change in income taxes associated with net unrealized gains on available for sale securities was approximately $(0.4) million and $(0.2) million for the quarter and six months ended June 30, 2015 and was insignificant and $(0.1) million for the quarter and six months ended June 30, 2014.

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

Reclassifications Out of Accumulated Other Comprehensive Income (dollars in millions)

	Affected Income Statement Line Item	Gross Amount	Tax	Net Amount	Gross Amount	Tax	Net Amount
Quarters Ended June 30,		2015			2014
Foreign currency translation adjustments gains (losses)	Operating expenses	$–	$–	$–	$0.5	$–	$0.5
Changes in benefit plan net gain/(loss) and prior service (cost)/credit gains (losses)	Other income	0.1	–	0.1	1.7	–	1.7
Unrealized net gains (losses) on available for sale securities	Other income	–	–	–	0.3	(0.1)	0.2
Total Reclassifications out of AOCI		$0.1	$–	$0.1	$2.5	$(0.1)	$2.4

Six Months Ended June 30,		2015			2014
Foreign currency translation adjustments gains (losses)	Operating expenses	$3.4	$–	$3.4	$2.3	$–	$2.3
Changes in benefit plan net gain/(loss) and prior service (cost)/credit gains (losses)	Other income	0.1	–	0.1	3.3	–	3.3
Unrealized net gains (losses) on available for sale securities	Other income	–	–	–	0.3	(0.1)	0.2
Total Reclassifications out of AOCI		$3.5	$–	$3.5	$5.9	$(0.1)	$5.8

34   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 13 — COMMITMENTS

The accompanying table summarizes credit-related commitments, as well as purchase and funding commitments:

Commitments (dollars in millions)

	June 30, 2015
	Due to Expire			December 31, 2014
	Within One Year	After One Year	Total Outstanding	Total Outstanding
Financing Commitments
Financing assets	$1,082.1	$4,157.3	$5,239.4	$4,747.9
Letters of credit
Standby letters of credit	41.8	313.1	354.9	360.1
Other letters of credit	30.7	–	30.7	28.3
Guarantees
Deferred purchase agreements	1,400.4	–	1,400.4	1,854.4
Guarantees, acceptances and other recourse obligations	1.3	–	1.3	2.8
Purchase and Funding Commitments
Aerospace manufacturer purchase commitments	1,033.4	9,606.1	10,639.5	10,820.4
Rail and other manufacturer purchase commitments	1,009.3	559.3	1,568.6	1,323.2

Financing Commitments

Financing commitments, referred to as loan commitments or lines of credit, reflect CIT’s agreements to lend to its customers, subject to the customers’ compliance with contractual obligations. Included in the table above are commitments that have been extended to and accepted by customers, clients or agents, but on which the criteria for funding have not been completed of $751 million at June 30, 2015 and $355 million at December 31, 2014. Financing commitments also include credit line agreements to Commercial Services clients that are cancellable by us only after a notice period. The notice period is typically 90 days or less. The amount available under these credit lines, net of the amount of receivables assigned to us, was $394 million at June 30, 2015 and $112 million at December 31, 2014. As financing commitments may not be fully drawn, may expire unused, may be reduced or cancelled at the customer’s request, and may require the customer to be in compliance with certain conditions, total commitment amounts do not necessarily reflect actual future cash flow requirements.

The table above includes approximately $1.5 billion of undrawn financing commitments at June 30, 2015 and $1.3 billion at December 31, 2014 for instances where the customer is not in compliance with contractual obligations, and therefore CIT does not have the contractual obligation to lend.

At June 30, 2015, substantially all undrawn financing commitments were senior facilities. Most of the Company’s undrawn and available financing commitments are in the Corporate Finance division of NACF.

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

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The table above includes $1,310 million and $1,775 million of DPA credit protection at June 30, 2015 and December 31, 2014, respectively, related to receivables which have been presented to us for credit protection after shipment of goods has occurred and the customer has been invoiced. The table also includes $90 million and $79 million available under DPA credit line agreements, net of the amount of DPA credit protection provided at June 30, 2015 and December 31, 2014, respectively. The DPA credit line agreements specify a contractually committed amount of DPA credit protection and are cancellable by us only after a notice period. The notice period is typically 90 days or less.

The methodology used to determine the DPA liability is similar to the methodology used to determine the allowance for loan losses associated with the finance receivables, which reflects embedded losses based on various factors, including expected losses reflecting the Company’s internal customer and facility credit ratings. The liability recorded in Other Liabilities related to the DPAs totaled $4.2 million and $5.2 million at June 30, 2015 and December 31, 2014, respectively.

Purchase and Funding Commitments

CIT’s purchase commitments relate primarily to purchases of commercial aircraft and rail equipment. Commitments to purchase new commercial aircraft are predominantly with Airbus Industries (“Airbus”), The Boeing Company (“Boeing”), and Embraer S.A. (“Embraer”). CIT may also commit to purchase an aircraft directly from an airline. Aerospace equipment purchases are contracted for specific models, using baseline aircraft specifications at fixed prices, which reflect discounts from fair market purchase prices prevailing at the time of commitment. The delivery price of an aircraft may change depending on final specifications. Equipment purchases are recorded at the delivery date. The estimated commitment amounts in the preceding table are based on contracted purchase prices reduced for pre-delivery payments to date and exclude buyer furnished equipment selected by the lessee. Pursuant to existing contractual commitments, 151 aircraft remain to be purchased from Airbus, Boeing and Embraer at June 30, 2015. Aircraft deliveries are scheduled periodically through 2020. Commitments exclude unexercised options to order additional aircraft. Aerospace purchase commitments also include $0.2 billion of equipment to be purchased in 2015 pursuant to sale and lease-back agreements with airlines.

The Company’s rail business entered into commitments to purchase railcars from multiple manufacturers. At June 30, 2015, approximately 11,900 railcars remain to be purchased from manufacturers with deliveries through 2017. Rail equipment purchase commitments are at fixed prices subject to price increases for certain materials.

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

For certain Litigation matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of established reserves and insurance. For other matters for which a loss is probable or reasonably possible, such an estimate cannot be determined. For Litigation where losses are reasonably possible, management currently estimates the aggregate range of reasonably possible losses as up to $75 million in excess of established reserves and insurance related to those matters, if any. This estimate represents reasonably possible losses (in excess of established reserves and insurance) over the life of such Litigation, which may span a currently indeterminable number of years, and is based on information currently available as of June 30, 2015. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate.

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

The Company is vigorously defending the claims that have been asserted, including pursuing its rights under indemnification agreements and insurance policies. MMA’s U.S. bankruptcy trustee, together with its Canadian bankruptcy monitor, has reached settlements with almost all of the defendants in the various pending lawsuits, including CIT. The settlements remain subject to court approval in Canada and the U.S. CIT’s settlement, if approved, will not have a material adverse effect on the Company’s financial condition or results of operations.

BRAZILIAN TAX MATTERS

Banco Commercial Investment Trust do Brasil S.A. (“Banco CIT”), CIT’s Brazilian bank subsidiary, is pursuing a number of tax appeals relating to disputed local tax assessments on leasing services and importation of equipment. The disputes primarily involve questions of whether the correct taxing authorities were paid and whether the proper tax rate was applied.

ISS Tax Appeals

Notices of infraction were received relating to the payment of Imposto sobre Serviços (“ISS”), charged by municipalities in connection with services. The Brazilian municipalities of Itu and Cascavel claim that Banco CIT should have paid them ISS tax on leasing services for tax years 2006 — 2011. Instead, Banco CIT paid the ISS tax to Barueri, the municipality in which it is domiciled in São Paulo, Brazil. The disputed issue is whether the ISS tax should be paid to the municipality in which the leasing company is located or the municipality in which the services were rendered or the customer is located. One of the pending ISS tax matters was resolved in favor of Banco CIT in April 2014. The amounts claimed by the taxing authorities of Itu and Cascavel collectively for open tax assessments and penalties are approximately 528,000 Reais (approximately $170,000). Favorable legal precedent in a similar tax appeal has been issued by Brazil’s highest court resolving the conflict between municipalities.

ICMS Tax Appeals

Notices of infraction were received relating to the payment of Imposto sobre Circulaco de Mercadorias e Servicos (“ICMS”) taxes charged by states in connection with the importation of equipment. The state of São Paulo claims that Banco CIT should have paid it ICMS tax for tax years 2006 — 2009 because Banco CIT, the purchaser, is located in São Paulo. Instead, Banco CIT paid ICMS tax to the states of Espirito Santo, Espirito Santa Caterina, and Alagoas, where the imported equipment arrived. A regulation issued by São Paulo in December 2013 reaffirms a 2009 agreement by São Paulo to conditionally recognize ICMS tax payments made to Espirito Santo. One of the pending notices of infraction against Banco CIT related to taxes paid to Espirito Santo was extinguished in May 2014. Another assessment related to taxes paid to Espirito Santo in the amount of 66.7 million Reais ($21.5 million) was upheld in a ruling issued by the administrative court in

Item 1.  Consolidated Financial Statements  37

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

May 2014. That ruling has been appealed. Petitions seeking recognition of the taxes paid to Espirito Santo have been filed with respect to the pending notices of infraction. Petitions were filed in a general amnesty program regarding all but one of the assessments related to taxes paid to Santa Caterina and Alagoas. Those petitions have resulted in the extinguishment of all but one of the Santa Caterina and Alagoas assessments. The amounts claimed by São Paulo collectively for open tax assessments and penalties are approximately 73 million Reais (approximately $23.5 million) for goods imported into the state of Espirito Santo from 2006 — 2009 and the state of Alagoas in 2008.

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

The current potential aggregate exposure in taxes, fines and interest for the ISS and the ICMS tax matters is approximately 77.5 million Reais (approximately $25.0 million).

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

Types of Products and Services

TIF offers secured lending and leasing products to midsize and larger companies across the aerospace, rail and maritime industries, as well as international finance, which includes equipment financing businesses in U.K. and China. Revenues generated by TIF include rents collected on leased assets, interest on loans, fees, and gains from assets sold.

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

NSP consists of portfolios that we no longer consider strategic. At June 30, 2015 these consisted primarily of equipment financing portfolios in Mexico and Brazil, both of which were under separate contracts of sale.

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

38   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Segment Pre-tax Income (Loss) (dollars in millions)

For the quarter ended June 30, 2015	Transportation & International Finance	North American Commercial Finance	Non-Strategic Portfolios	Corporate & Other	Total CIT
Interest income	$69.9	$199.0	$10.2	$4.7	$283.8
Interest expense	(164.9)	(73.3)	(9.2)	(17.8)	(265.2)
Provision for credit losses	0.4	(18.8)	–	–	(18.4)
Rental income on operating leases	498.6	27.9	5.2	–	531.7
Other income	16.6	69.2	(5.7)	(16.6)	63.5
Depreciation on operating lease equipment	(136.7)	(21.1)	–	–	(157.8)
Maintenance and other operating lease expenses	(49.4)	–	–	–	(49.4)
Operating expenses	(77.6)	(135.4)	(10.9)	(11.1)	(235.0)
Loss on debt extinguishments	–	–	–	(0.1)	(0.1)
Income (loss) from continuing operations before (provision) benefit for income taxes	$156.9	$47.5	$(10.4)	$(40.9)	$153.1
For the quarter ended June 30, 2014
Interest income	$72.2	$208.8	$25.6	$3.2	$309.8
Interest expense	(155.1)	(68.1)	(23.0)	(16.0)	(262.2)
Provision for credit losses	(8.3)	(2.6)	0.7	–	(10.2)
Rental income on operating leases	485.1	25.1	9.4	–	519.6
Other income	10.4	69.7	3.9	9.7	93.7
Depreciation on operating lease equipment	(131.6)	(20.0)	(5.7)	–	(157.3)
Maintenance and other operating lease expenses	(49.0)	–	–	–	(49.0)
Operating expenses	(75.5)	(120.2)	(20.5)	(8.8)	(225.0)
Loss on debt extinguishments	–	–	–	(0.4)	(0.4)
Income (loss) before benefit (provision) for income taxes	$148.2	$92.7	$(9.6)	$(12.3)	$219.0
Six Months Ended June 30, 2015
Interest income	$138.3	$395.1	$22.5	$8.9	$564.8
Interest expense	(333.5)	(147.4)	(20.0)	(35.6)	(536.5)
Provision for credit losses	(10.2)	(42.8)	–	–	(53.0)
Rental income on operating leases	996.1	55.1	11.1	–	1,062.3
Other income	50.9	135.5	(13.5)	(23.0)	149.9
Depreciation on operating lease equipment	(272.8)	(41.8)	–	–	(314.6)
Maintenance and other operating lease costs	(95.5)	–	–	–	(95.5)
Operating expenses	(159.4)	(270.1)	(23.3)	(23.8)	(476.6)
Loss on debt extinguishments	–	–	–	(0.1)	(0.1)
Income (loss) before benefit (provision) for income taxes	$313.9	$83.6	$(23.2)	$(73.6)	$300.7
Select Period End Balances
Loans	3,717.1	15,932.2	–	–	19,649.3
Credit balances of factoring clients	–	(1,373.3)	–	–	(1,373.3)
Assets held for sale	705.5	88.3	293.0	–	1,086.8
Operating lease equipment, net	14,827.9	281.7	–	–	15,109.6

Item 1.  Consolidated Financial Statements  39

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Segment Pre-tax Income (Loss) (dollars in millions) continued

Six Months Ended June 30, 2014	Transportation & International Finance	North American Commercial Finance	Non-Strategic Portfolios	Corporate & Other	Total CIT
Interest income	$148.9	$402.2	$54.0	$6.9	$612.0
Interest expense	(315.8)	(137.0)	(47.9)	(33.4)	(534.1)
Provision for credit losses	(20.7)	(25.8)	(0.3)	(0.1)	(46.9)
Rental income on operating leases	944.7	47.9	18.9	–	1,011.5
Other income	17.6	131.5	8.3	7.4	164.8
Depreciation on operating lease equipment	(253.3)	(41.9)	(10.9)	–	(306.1)
Maintenance and other operating lease costs	(100.6)	–	–	–	(100.6)
Operating expenses	(155.0)	(241.7)	(39.7)	(22.1)	(458.5)
Loss on debt extinguishments	–	–	–	(0.4)	(0.4)
Income (loss) before benefit (provision) for income taxes	$265.8	$135.2	$(17.6)	$(41.7)	$341.7
Select Period End Balances
Loans	$3,228.3	$15,376.1	$–	$–	$18,604.4
Credit balances of factoring clients	–	(1,296.5)	–	–	(1,296.5)
Assets held for sale	671.7	33.7	623.5	–	1,328.9
Operating lease equipment, net	14,512.9	240.2	35.2	–	14,788.3

NOTE 16 — SUBSEQUENT EVENTS

OneWest Bank Acquisition

During July 2015, the FRB and OCC approved CIT’s application to acquire IMB Holdco LLC, the parent company of OneWest Bank, N.A. (“OneWest Bank”), and the transaction closed on August 3, 2015 (the “OneWest Transaction”). CIT paid approximately $3.4 billion as consideration, comprised of approximately $1.9 billion in cash proceeds, approximately 30.9 million shares of CIT Group Inc. common stock (valued at approximately $1.5 billion at the time of closing), and approximately 168,000 restricted stock units of CIT (valued at approximately $8 million at the time of closing). Total consideration also included $116 million of cash retained by CIT as a holdback for certain potential liabilities relating to IMB and $2 million of cash for expenses of the holders’ representative. Based on OneWest Bank’s Call Report as of June 30, 2015, OneWest Bank’s total assets were in excess of $21 billion and deposits were over $14 billion. Following the close of the OneWest Transaction, CIT Bank, CIT’s banking subsidiary, merged with and into OneWest Bank and changed its name to the “CIT Bank, National Association” (“CIT Bank, N.A.”) name. CIT Bank, N.A., a wholly-owned subsidiary of CIT, is regulated by the Office of the Comptroller of the Currency, U.S. Department of the Treasury (“OCC”). The acquisition will be accounted for as a business combination, subject to the provisions of ASC 805-10-50, Business Combinations. Due to the timing of the acquisition, CIT is currently in the process of completing the purchase accounting and has not made all of the remaining disclosures required by ASC 805-10-50, such as the fair value of assets acquired and supplemental pro forma information, which will be disclosed in subsequent filings.

Due to the timing of the transaction, balances and results of operations of OneWest Bank are not included in CIT’s reported financial results in this Form 10-Q as of or for the quarter and six months ended June 30, 2015, nor is any amount included in the Litigation estimate of reasonably possible losses.

Sale of Mexico Business

We received regulatory approval and sold the Mexico business, which included approximately $0.2 billion of assets held for sale, in August 2015. In conjunction with the closing of the transaction, we do not anticipate any gain on sale and CTA related to the Mexico portfolio, currently pre-tax of $19 million at June 30, 2015, recorded in accumulated other comprehensive loss within stockholders’ equity, will be recognized as a reduction to income, with the pre-tax amount decreasing other income and the tax effect in the provision for income taxes.

40   CIT GROUP INC

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

and

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

BACKGROUND

CIT Group Inc., together with its subsidiaries (“we”, “our”, “CIT” or the “Company”) has provided financial solutions to its clients since its formation in 1908. We provide financing, leasing and advisory services principally to middle market companies in a wide variety of industries primarily in North America, and equipment financing and leasing solutions to the transportation industry worldwide. We had over $35 billion of financing and leasing assets at June 30, 2015. CIT became a bank holding company (“BHC”) in December 2008 and a financial holding company (“FHC”) in July 2013.

CIT is regulated by the Board of Governors of the Federal Reserve System (“FRB”) and the Federal Reserve Bank of New York (“FRBNY”) under the U.S. Bank Holding Company Act of 1956. CIT Bank (the “Bank”), a wholly-owned subsidiary, was a Utah state chartered bank located in Salt Lake City that offers commercial financing and leasing products as well as a suite of savings options and was subject to regulation by the Federal Depository Insurance Corporation (“FDIC”) and the Utah Department of Financial Institutions (“UDFI”).

During July 2015, the FRB and OCC approved CIT’s application to acquire IMB Holdco LLC, the parent company of OneWest Bank, N.A. (“OneWest Bank”), and the transaction closed on August 3, 2015 (the “OneWest Transaction”). CIT paid approximately $3.4 billion as consideration, comprised of approximately $1.9 billion in cash proceeds, approximately 30.9 million shares of CIT Group Inc. common stock (valued at approximately $1.5 billion at the time of closing), and approximately 168,000 restricted stock units of CIT (valued at approximately $8 million at the time of closing). Total consideration also included $116 million of cash retained by CIT as a holdback for certain potential liabilities relating to IMB and $2 million of cash for expenses of the holders’ representative. Following the close of the OneWest Transaction, CIT Bank, CIT’s banking subsidiary, merged with and into OneWest Bank under the “CIT Bank, National Association” (“CIT Bank, N.A.”) name. CIT Bank, N.A., a wholly-owned subsidiary of CIT, is regulated by the Office of the Comptroller of the Currency, U.S. Department of the Treasury (“OCC”). Due to the timing of the transaction, balances and results of operations of OneWest Bank are not included in CIT’s reported financial results in this Form 10-Q as of or for the quarter and six months ended June 30, 2015.

Following the closing of this transaction, CIT will become a “systemically important financial institution” (a “SIFI”) as defined by the criteria of the Financial Stability Oversight Council (“FSOC”), a council established under the Dodd-Frank Wall Street Reform and Consumer Protection Act. As a SIFI, CIT, like all other SIFI entities, is subject to enhanced prudential supervision by the FRB. These enhancements include, among other requirements, stringent reporting standards, a capital plan and enhanced stress testing, and a recovery and resolution plan. These additional requirements will be phased in over time, through March 2017. As a SIFI, we expect additional costs to be incurred due to the added requirements.

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

2015 FINANCIAL OVERVIEW

Our second quarter and year-to-date 2015 operating results reflected:

Net income totaled $115 million, $0.66 per diluted share, for the June 30, 2015 quarter, compared to $247 million, $1.29 per diluted share, for the year-ago quarter and

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   41

$104 million, $0.59 per diluted share, in the prior quarter. Income from continuing operations (after taxes) was $115 million, $0.66 per diluted share, compared to $195 million, $1.02 per diluted share, for the year-ago quarter and $104 million, $0.59 per diluted share in the prior quarter. Net income compared to the year-ago quarter reflected a higher provision for income taxes, margin compression due to lower yields and the absence of interest recoveries, which offset the benefit of higher earning assets. Net income and income from continuing operations (after taxes) was $219 million, $1.24 per diluted share, for the six months ended June 30, 2015, compared to net income of $364 million, $1.88 per diluted share, and income from continuing operations of $310 million, $1.60 per diluted share, for the six months ended June 30, 2014. The three and six month periods ended June 30, 2014 included $52 million, $0.27 per diluted share, and $54 million, $0.28 per diluted share, of income from a discontinued operation, respectively.

Income from continuing operations, before provision for income taxes totaled $153 million for the June 30, 2015 quarter, compared to $219 million for the year-ago quarter and $148 million for the prior quarter. Pre-tax income was down from last year, as pressure on yields in certain asset sectors and lower other income offset the benefit from higher assets. Pre-tax income was up sequentially, as lower credit and funding costs helped offset lower other income. Income from continuing operation, before provision for income taxes was $301 million for the six months ended June 30, 2015, down from $342 million for the year-ago period.

Net finance revenue(1) (“NFR”) was $343 million compared to $361 million in the year-ago quarter and $337 million in the prior quarter. Average earning assets(1) were $34.1 billion in the current quarter, up from $33.2 billion in the year-ago quarter and $33.8 billion in the prior quarter. NFR as a percentage of average earning assets (“net finance margin” or “NFM”) was 4.02%, compared to 4.35% in the year-ago quarter and 4.00% in the prior quarter. While assets grew from the prior year, pressure on yields and lower utilization rates in Commercial Air impacted revenues. NFM was relatively constant from the prior quarter, while the decline from the year-ago quarter reflected pressure on yields, the lack of interest recoveries and absence of FSA benefit from accelerated debt redemption. NFR and NFM were $681 million and 4.01% for the six months ended June 30, 2015, down from with $683 million and 4.18% for the year-ago period.

While other financial institutions may use net interest margin (“NIM”) to measure earnings on interest bearing assets, defined as interest income less interest expense, we discuss NFR, which includes net operating lease revenue (operating lease rental revenue, less depreciation expense and maintenance and other operating lease expenses), due to the significant impact of operating lease equipment on revenue and expense. Net operating lease revenue was up from the year-ago quarter, as increased revenue earned on higher average earning assets offset pressure on revenues from lower rates on new leases and lower utilization. Compared to the prior quarter, the slight decrease in net operating lease revenue was driven by lower lease rates and higher maintenance costs, as equipment utilization remained essentially flat.

Provision for credit losses was $18 million, compared to $10 million in the year-ago quarter and $35 million in the prior quarter. The decline from the prior quarter is primarily due to a decrease in the non-specific reserve. The provision for credit losses was $53 million for the six months ended June 30, 2015, up from $47 million for the 2014 period.

Credit metrics remain at or near cycle lows. Non-accrual loans were $198 million, or 1.01% of finance receivables, at June 30, 2015 compared to $184 million (0.94%) at March 31, 2015 and $190 million (1.02%) at June 30, 2014. The increase was primarily in International Finance. Net charge-offs were $24 million, or 0.48% of average finance receivables (AFR), up from $21 million (0.45%) in the year-ago quarter and $21 million (0.43%) in the prior quarter. Charge-offs in the quarter were driven by one energy-related account in NACF whereas the prior quarter mostly reflected transfers of assets to held for sale. Net charge-offs include $2 million, $11 million and $12 million for the quarters ended June 30 and March 31, 2015, and June 30, 2014, respectively, related to the transfer of receivables to assets held for sale.

Other income of $64 million decreased from $94 million in the year-ago quarter and from $86 million in the prior quarter. The current quarter includes a $9 million charge, as the favorable resolution of an uncertain tax position (also reflected as a benefit to the tax provision) resulted in the write-off of an associated other receivable, and a $6 million negative mark-to-market on the TRS derivative. The year-ago quarter benefited from an $11 million positive mark on the TRS derivative and $9 million of counterparty accretion. Other income was $150 million for the six months ended June 30, 2015, down from $165 million for the 2014 period.

Operating expenses were $235 million compared to $225 million in the year-ago quarter and $242 million in the prior quarter. The increase from the year-ago quarter reflects higher compensation costs, primarily related to the addition of Direct Capital, as well as costs related to the acquisition of OneWest Bank. The sequential quarter decline reflects lower compensation costs. Restructuring costs were minimal in the current and prior quarters, while the year-ago quarter included $6 million. Headcount at June 30, 2015 was approximately 3,360, up from 3,170 a year ago, driven by the Direct Capital acquisition, and unchanged from March 31, 2015. Operating expenses were $477 million for the six months ended June 30, 2015, up from $459 million for the 2014 period.

Provision for income taxes was $38 million compared to cash taxes of $4 million. As a result of the partial reversal of the valuation allowance in 2014 on our Federal Net Deferred Tax Asset, the tax provision for 2015 reflects a 35% statutory Federal tax rate on our U.S. income. The effective tax rate was approximately 25% in the current quarter, including a $9 million benefit from a favorable resolution of an uncertain tax position, compared to 8% in the year-ago quarter and 30%

(1)	Net finance revenue and average earning assets are non-GAAP measures; see “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

42   CIT GROUP INC

in the prior quarter. The provision for income taxes was $18 million in the year-ago quarter and $44 million in the prior quarter, and $82 million and $32 million for the six months ended June 30, 2015 and 2014, respectively.

Total assets at June 30, 2015 were $46.7 billion, compared to $46.4 billion at March 31, 2015, and $47.9 billion at December 31, 2014. Financing and leasing assets (“FLA”) in NACF and TIF were up slightly to $35.6 billion from $35.0 million and $35.3 billion at March 31, 2015 and December 31, 2014, respectively. The growth trends reflect origination volumes, which were mostly offset by collections and asset sales. Cash and investments of $7.9 billion were down from $8.1 billion at March 31, 2015 and from $9.3 billion at December 31, 2014, reflecting $1.2 billion used to repay maturing unsecured notes in the first quarter.

Capital ratios remain well above required levels. In July 2013, federal banking regulators published the final Basel III capital framework for U.S. banking organizations (“the Regulatory Capital Rules”). While the Regulatory Capital Rules became effective January 1, 2014, the mandatory compliance date for CIT as a “standardized approach” banking organization began on January 1, 2015, subject to transitional provisions extending to January 1, 2019. Our estimated Common Equity Tier 1 and Total Capital ratios at June 30, 2015 were 14.4% and 15.1%, as calculated under the fully phased-in Regulatory Capital Rules, compared to 14.1% and 14.8% at March 31, 2015, respectively. The Tier 1 and Total Capital ratios of 14.5% and 15.2% as reported for December 31, 2014 were calculated in accordance with the previously effective regulatory capital rules; however, there was minimal impact on the ratios from the new rules.

2015 PRIORITIES

During 2015, we are focused on continuing to create long term value for shareholders. Specific business objectives established for 2015 include:

1.	Expand Our Commercial Banking Franchise — We will work to integrate the OneWest Bank acquisition and enhance our commercial banking operations.

■	We closed the OneWest Bank acquisition on August 3, 2015 and integration is progressing. At June 30, 2015, OneWest Bank had approximately 70 branches in Southern California, with over $21 billion of assets and over $14 billion of deposits.

■	CIT Bank funds most of our U.S. lending and leasing volume. Total assets were $21.9 billion at June 30, 2015, up from $21.1 billion at December 31, 2014. Deposits were $17.3 billion at June 30, 2015, up from $15.9 billion at December 31, 2014, as on-line deposits exceeded $10 billion. Deposits and earning assets in the Bank increased to over 50% of CIT’s respective totals.

2.	Maintain Strong Risk Management Practices — We will continue to maintain credit discipline focused on appropriate risk-adjusted returns through the business cycle and continue enhancements in select areas to ensure SIFI Readiness.

■	The allowance for loan losses was 1.79% of average finance receivables at June 30, 2015.

■	We have maintained stable liquidity, with cash, investments, reverse repurchase agreements, and the unused portion of the revolving credit facility at 19% of assets.

■	Our capital ratios remained strong, with Common Equity Tier One Ratio at 14.4%, as estimated under the fully phased-in Basel III requirements.

3.	Grow Business Franchises — We will concentrate our growth on building franchises that meet or exceed our risk adjusted return hurdles and improve profitability by exiting non-strategic portfolios, mainly Mexico and Brazil and the equipment finance business in the U.K.

■	Financing and leasing assets in TIF and NACF were up 1% year to date as growth was nearly offset by strategic asset sales, including aircraft to a joint venture, a reduction in factoring receivables in commercial services, and collections.

■	We have progressed exiting our remaining NSP businesses. We received regulatory approval and sold the Mexico business in August 2015, we expect to close the Brazil transaction in the second half of 2015 and the U.K. portfolio sale is progressing. Upon completion of our remaining planned exits, we expect to eliminate approximately $10 million from our quarterly expenses.

4.	Realize embedded value — We will focus on enhancing our economic returns, including:

■	Improving the utilization of our U.S. net operating loss carryforwards (“NOLs”), thereby reducing the net deferred tax asset and increasing regulatory capital. The OneWest Bank acquisition will accelerate NOL utilization.

■	Total cash and investment portfolio is positioned to benefit from increased interest rates.

■	We intend to take additional actions to optimize the Bank Holding Company to improve our return on tangible common equity. These include: Transferring additional U.S.-based business platforms into the bank, improving the efficiency of our secured debt facilities, and generating incremental cash at the Bank Holding Company to pay down high cost debt.

5.	Return Excess Capital — We plan to prudently return capital to our shareholders through share repurchases and dividends, while maintaining strong capital ratios.

■	We repurchased 1.3 million of our shares at an average price of $45.87 for an aggregate purchase price of $61 million during the quarter. At June 30, 2015, $139 million remains of the Board authorized $200 million share repurchase program in April 2015. We repurchased 8.6 million of our shares at an average

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   43

price of $45.50 for an aggregate purchase price of $393 million for the six months ended June 30, 2015. During July 2015, we repurchased an additional 2 million shares for an aggregate purchase price of $9 million.

■	We paid dividends of $26 million during the quarter and $54 million during the six months ended June 30, 2015.

■	Regulatory capital ratios remain well above required levels on a fully phased-in Basel III basis.

NET FINANCE REVENUE

The following tables present management’s view of consolidated NFR and NFM and includes revenues from loans and leased equipment, net of interest expense, depreciation, and maintenance and other operating lease expenses, in dollars and as a percent of AEA.

Net Finance Revenue(1) and Net Finance Margin (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2015	2015	2014	2015	2014
Interest income	$283.8	$281.0	$309.8	$564.8	$612.0
Rental income on operating leases	531.7	530.6	519.6	1,062.3	1,011.5
Finance revenue	815.5	811.6	829.4	1,627.1	1,623.5
Interest expense	(265.2)	(271.3)	(262.2)	(536.5)	(534.1)
Depreciation on operating lease equipment	(157.8)	(156.8)	(157.3)	(314.6)	(306.1)
Maintenance and other operating lease expenses	(49.4)	(46.1)	(49.0)	(95.5)	(100.6)
Net finance revenue	$343.1	$337.4	$360.9	$680.5	$682.7
Average Earning Assets(1)(2) (“AEA”)	$34,097.5	$33,772.0	$33,186.7	$33,966.9	$32,669.0
As a % of AEA:
Interest income	3.33%	3.33%	3.74%	3.33%	3.75%
Rental income on operating leases	6.24%	6.28%	6.26%	6.25%	6.19%
Finance revenue	9.57%	9.61%	10.00%	9.58%	9.94%
Interest expense	(3.11)%	(3.21)%	(3.16)%	(3.16)%	(3.27)%
Depreciation on operating lease equipment	(1.86)%	(1.86)%	(1.90)%	(1.85)%	(1.87)%
Maintenance and other operating lease expenses	(0.58)%	(0.54)%	(0.59)%	(0.56)%	(0.62)%
Net finance margin	4.02%	4.00%	4.35%	4.01%	4.18%

(1)	NFR and AEA are non-GAAP measures; see reconciliation of non-GAAP to GAAP financial information.

(2)	AEA balances are less than comparable balances displayed in this document in ‘Select Data’ (Quarterly Average Balances) due to the exclusion of deposits with banks and other investments and the inclusion of credit balances of factoring clients.

NFR and NFM are key metrics used by management to measure the profitability of our lending and leasing assets. NFR includes interest and yield-related fee income on our loans and capital leases, rental income and depreciation, maintenance and other operating lease expenses from our operating lease equipment, interest and dividend income on cash and investments, as well as funding costs. Since our asset composition includes a high level of operating lease equipment (44% of AEA for the quarter ended June 30, 2015), NFM is a more appropriate metric for CIT than net interest margin (“NIM”) (a common metric used by other BHCs), as NIM does not fully reflect the earnings of our portfolio because it includes the impact of debt costs on all our assets but excludes the net revenue (rental income less depreciation and maintenance and other operating lease expenses) from operating leases.

NFR and NFM decreased from the year-ago quarter and were essentially flat with the prior quarter. The decline in NFM from the year-ago quarter reflected pressure on yields, the lack of interest recoveries and the absence of FSA benefit from accelerated debt redemption.

Finance revenue was down slightly from the year-ago quarter and relatively flat sequentially and for the six months. Pressure on yields continued to offset the benefit of higher assets during the quarter. Loan yields are down in many divisions compared to the prior year (as detailed in the table below), reflecting new business yields that are generally below yields on maturing loans.

Interest expense was relatively flat and down relative to average earning assets for the quarter and year to date periods. The weighted average coupon rate of outstanding deposits and long-term borrowings was 3.04% at June 30, 2015, compared to 3.20% at June 30, 2014 and unchanged from March 31, 2015. Compared to the prior year, although rates were generally up, the higher proportion of deposit funding decreased the total funding weighted average coupon rate.

44   CIT GROUP INC

Deposits have increased, both in dollars and proportion of total CIT funding. The weighted average rate of total CIT deposits was 1.74%, 1.64% and 1.67% at June 30, 2015 and 2014 and March 31, 2015, respectively. Deposits represented 51% of the total of deposits and long-term borrowing at June 30, 2015, while unsecured debt was 32% and secured debt was 17%, reflecting the ongoing shift from unsecured borrowings to deposit funding. These proportions were fairly consistent with the prior quarter and compared to 44%, 39% and 17%, respectively, at June 30, 2014. These proportions will fluctuate in the future depending upon our funding activities. Deposits and long-term borrowings are also discussed in Funding and Liquidity.

The weighted average coupon rate of long-term borrowings at June 30, 2015 was 4.41%, compared to 4.44% at June 30, 2014 and 4.39% at March 31, 2015. Long-term borrowings consist of unsecured and secured debt. The weighted average coupon rate of unsecured long-term borrowings at June 30, 2015 was 5.03%, up slightly from June 30, 2014, due to the 2015 first quarter maturity, and flat with March 31, 2015. The weighted average coupon rate of secured long-term borrowings at June 30, 2015 was 3.23%, compared to 3.17% at June 30, 2014 and flat with March 31, 2015.

See Select Data (Average Balances) section for more information on long-term borrowing rates.

The following table depicts select yields and margin-related data for our segments, plus select divisions within TIF and NACF.

Select Segment and Division Margin Metrics (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2015	2015	2014	2015	2014
Transportation & International Finance
AEA	$19,045.1	$18,821.7	$18,066.2	$18,952.8	$17,624.8
Gross yield	11.94%	12.03%	12.34%	11.97%	12.41%
NFM	4.57%	4.57%	4.91%	4.57%	4.81%
AEA
Commercial Aerospace	$10,803.8	$10,911.0	$10,260.7	$10,864.4	$10,038.7
Rail	$6,039.9	$5,854.2	$5,578.0	$5,953.9	$5,373.8
Maritime Finance	$1,198.4	$1,049.2	$576.2	$1,129.3	$524.4
International Finance	$1,003.0	$1,007.3	$1,651.3	$1,005.2	$1,687.9
Gross yield
Commercial Aerospace	11.22%	11.36%	12.18%	11.28%	12.34%
Rail	14.83%	14.81%	14.44%	14.80%	14.46%
Maritime Finance	5.12%	5.00%	5.58%	5.04%	5.27%
International Finance	10.48%	10.51%	8.59%	10.49%	8.55%
North American Commercial Finance
AEA	$14,737.1	$14,590.3	$14,132.4	$14,675.3	$13,962.1
Gross yield	6.16%	6.12%	6.62%	6.14%	6.45%
NFM	3.60%	3.52%	4.13%	3.56%	3.88%
AEA
Commercial Real Estate	$1,860.6	$1,777.7	$1,668.5	$1,819.9	$1,632.9
Corporate Finance	$6,979.9	$6,910.7	$7,220.8	$6,953.8	$7,113.8
Equipment Finance	$5,015.1	$4,962.7	$4,269.2	$4,991.6	$4,258.0
Commercial Services	$881.5	$939.2	$973.9	$910.0	$957.4
Gross yield
Real Estate Finance	4.00%	3.94%	4.10%	3.97%	4.04%
Corporate Finance	4.46%	4.50%	5.71%	4.48%	5.37%
Equipment Finance	9.56%	9.45%	9.52%	9.50%	9.52%
Commercial Services	4.81%	4.56%	4.99%	4.68%	4.93%
Non-Strategic Portfolios
AEA	$315.3	$360.0	$988.1	$338.8	$1,082.1
Gross yield	19.54%	20.22%	14.17%	19.83%	13.47%
NFM	7.87%	8.22%	2.55%	8.03%	2.61%

Gross yields (interest income plus rental income on operating leases as a % of AEA) in TIF were down sequentially and from the year-ago quarter, as equipment utilization of aerospace assets, while essentially unchanged from the prior quarter, were below the year-ago levels. TIF International Finance gross yields may be volatile over quarterly periods due to strategic asset sales. NACF gross yields and NFM reflect continued market pressures and lack of interest recoveries within Corporate Finance. NSP contains run-off portfolios, and as a result, gross yields vary due to asset sales and lower balances.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   45

The following table sets forth the details on net operating lease revenues(2).

Net Operating Lease Revenue as a % of Average Operating Leases (dollars in millions)

	Quarters Ended
	June 30, 2015		March 31, 2015		June 30, 2014
Rental income on operating leases	$531.7	14.19%	$530.6	14.26%	$519.6	14.33%
Depreciation on operating lease equipment	(157.8)	(4.21)%	(156.8)	(4.21)%	(157.3)	(4.34)%
Maintenance and other operating lease expenses	(49.4)	(1.32)%	(46.1)	(1.24)%	(49.0)	(1.35)%
Net operating lease revenue	$324.5	8.66%	$327.7	8.81%	$313.3	8.64%
Average Operating Lease Equipment (“AOL”)	$14,990.7		$14,881.1		$14,505.9

	Six Months Ended June 30,
	2015		2014
Rental income on operating leases	$1,062.3	14.21%	$1,011.5	14.31%
Depreciation on operating lease equipment	(314.6)	(4.21)%	(306.1)	(4.33)%
Maintenance and other operating lease expenses	(95.5)	(1.27)%	(100.6)	(1.42)%
Net operating lease revenue	$652.2	8.73%	$604.8	8.56%
Average Operating Lease Equipment (“AOL”)	$14,946.9		$14,137.0

Net operating lease revenue was primarily generated from the commercial air and rail portfolios. Net operating lease revenue increased compared to the year-ago quarter, benefiting from higher assets and rail yields. On average, lease renewal rates in the rail portfolio re-priced slightly higher than the prior year quarter, while the commercial aircraft portfolio has been re-pricing slightly lower. The slight decline from the prior quarter resulted mostly from higher maintenance and other operating lease expenses.

At June 30, 2015, slightly over 97% of our commercial aircraft portfolio was leased or under a commitment to lease, down from the year-ago quarter, when all but one aircraft was leased or under commitment to lease, and essentially flat with the prior quarter. Our rail fleet was 98% utilized, including commitments, at June 30, 2015, flat with June 30, 2014 and March 31, 2015.

We have 20 new aircraft deliveries scheduled for the next twelve months, all of which have lease commitments with customers. Approximately 60% of the rail order book of 11,900 railcars were under a commitment.

Depreciation on operating lease equipment mostly reflects transportation equipment balances. Depreciation expense also includes amounts related to equipment impairment. Once a long-lived asset is classified as assets held for sale, depreciation expense is no longer recognized, and the asset is evaluated for impairment with any such charge recorded in other income. (See “Non-interest Income — Impairment on assets held for sale” for discussion on impairment charges). Consequently, net operating lease revenue includes rental income on operating lease equipment classified as assets held for sale, but there is no related depreciation expense. The amount of suspended depreciation on operating lease equipment in assets held for sale totaled $8 million, compared to $4 million for the year-ago quarter and $8 million for the prior quarter. Year to date, the amount of suspended depreciation totaled $16 million in 2015 and $7 million in 2014. Operating lease equipment in assets held for sale totaled $288 million, $279 million and $223 million at June 30, 2015, March 31, 2015, and June 30, 2014, respectively.

Maintenance and other operating lease expenses, which primarily relate to the rail portfolio and to a lesser extent aircraft re-leasing, was up slightly compared to the year-ago and prior quarters. We expect the quarterly amount through year-end 2015 to approximate a level closer to the second quarter than the first quarter.

The factors previously noted affecting rental income, depreciation, and maintenance and other operating lease expenses drove the net operating lease revenue as a percent of AOL.

See “Other Expenses — Depreciation on operating lease equipment” and “Concentrations — Operating Leases” for additional information.

(2)	Net operating lease revenue is a non-GAAP measure. See “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

CREDIT METRICS

Credit metrics remain at or near cyclical lows, and given current levels, sequential quarterly movements in non-accrual loans and charge-offs are subject to volatility as individual larger accounts migrate in and out of non-accrual status or get resolved.

Non-accrual loans were $198 million (1.01% of finance receivables), up from $161 million (0.82%) at December 31, 2014. The increase was mostly driven by the International Finance division of TIF.

46   CIT GROUP INC

The provision for credit losses was $18 million, compared to $10 million in the year-ago quarter and $35 million in the prior quarter. The increase over the year-ago quarter was mostly in NACF, reflecting a charge-off of an energy account and changes in portfolio composition. The decline from the prior quarter is primarily due to a decrease in the non-specific reserve. Year to date, the provision for credit losses totaled $53 million, up from $47 million in the 2014 period.

Net charge-offs were $24 million, or 0.48% of average finance receivables (“AFR”), versus $21 million (0.45%) in the year-ago quarter and $21 million (0.43%) in the prior quarter. Net charge-offs include $2 million, $12 million and $11 million for the quarters ended June 30, 2015 and 2014, and March 31, 2015, respectively, related to the transfer of receivables to assets held for sale. Recoveries of $11 million were higher than the $8 million recorded in the year-ago quarter and $6 million in the prior quarter, with the increase due to International Finance.

The following table presents detail on our allowance for loan losses, including charge-offs and recoveries and provides summarized components of the provision and allowance:

Allowance for Loan Losses and Provision for Credit Losses (dollars in millions)

	Quarters Ended			Six Months Ended June 30,
	June 30,	March 31,	June 30,
	2015	2015	2014	2015	2014
Allowance — beginning of period	$356.5	$346.4	$352.6	$346.4	$356.1
Provision for credit losses(1)	18.4	34.6	10.2	53.0	46.9
Other(1)	(0.5)	(3.6)	(0.6)	(4.1)	(5.2)
Net additions	17.9	31.0	9.6	48.9	41.7
Gross charge-offs(2)	(34.2)	(26.6)	(29.1)	(60.8)	(73.5)
Recoveries	10.7	5.7	7.9	16.4	16.7
Net Charge-offs	(23.5)	(20.9)	(21.2)	(44.4)	(56.8)
Allowance — end of period	$350.9	$356.5	$341.0	$350.9	$341.0
Loans
Transportation & International Finance	$3,717.1	$3,568.5	$3,228.3
North American Commercial Finance	15,932.2	15,860.8	15,376.1
Total loans	$19,649.3	$19,429.3	$18,604.4
Allowance
Transportation & International Finance	$58.0	$55.5	$39.7
North American Commercial Finance	292.9	301.0	301.3
Total allowance	$350.9	$356.5	$341.0

	Quarters Ended			Six Months Ended June 30,
Provision for Credit Losses	June 30,	March 31,	June 30,
	2015	2015	2014	2015	2014
Specific reserves on impaired loans	$2.7	$2.4	$(3.5)	$5.1	$(8.2)
Non-specific reserves	(7.8)	11.3	(7.5)	3.5	(1.7)
Net charge-offs	23.5	20.9	21.2	44.4	56.8
Total	$18.4	$34.6	$10.2	$53.0	$46.9

Allowance for Loan Losses	June 30,	March 31,	December 31,
	2015	2015	2014
Specific reserves on impaired loans	$17.5	$14.8	$12.4
Non-specific reserves	333.4	341.7	334.0
Total	$350.9	$356.5	$346.4
Ratio
Allowance for loan losses as a percentage of total loans	1.79%	1.83%	1.78%

(1)	Includes amounts related to reserves on unfunded loan commitments and letters of credit, and for deferred purchase agreements, which are reflected in Other Liabilities, as well as foreign currency translation adjustments. These Other Liabilities totaled $37 million, $35 million and $31 million at June 30, 2015, December 31, 2014 and June 30, 2014, respectively.

(2)	Gross charge-offs of $2 million, $11 million and $12 million for the quarters ended June 30, 2015, March 31, 2015 and June 30, 2014, respectively, related to the transfer of receivables to assets held for sale. For the six months ended June 30, 2015 and 2014, gross charge-offs include $13 million and $26 million, respectively, related to the transfer of receivables to assets held for sale.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   47

The allowance level continues to reflect the relatively benign credit environment. NSP carries no reserves, as the portfolio consists entirely of AHFS. The decline at June 30, 2015 in the non-specific reserve reflects stability in credit quality, along with changes in portfolio composition.

There were no significant changes to our reserving policies during the quarter. See Note 1 — Business and Summary of Significant Accounting Policies for discussion on policies relating to the allowance for loan losses in Item 8 Financial Statements and Supplementary Data of our Annual Report on Form 10-K for the year ended December 31, 2014.

The following table presents charge-offs, by class and business segment. See Results by Business Segment for additional information.

Charge-offs as a Percentage of Average Finance Receivables by Class (dollars in millions)

	Quarters Ended						Six Months Ended June 30,
	June 30, 2015		March 31, 2015		June 30, 2014		2015		2014
Gross Charge-offs(1)
Transportation Finance	$0.6	0.08%	$–	–	$–	–	$0.6	0.04%	$–	–
International Finance	2.3	1.52%	3.2	2.05%	15.9	4.23%	5.5	1.80%	30.2	3.78%
Transportation & International Finance	2.9	0.32%	3.2	0.36%	15.9	1.79%	6.1	0.34%	30.2	1.70%
Corporate Finance	17.0	0.99%	11.0	0.64%	4.0	0.22%	28.0	0.81%	14.4	0.41%
Equipment Finance	10.6	0.89%	11.8	1.01%	8.3	0.83%	22.4	0.95%	17.5	0.88%
Commercial Services	3.7	0.62%	0.6	0.09%	0.9	0.15%	4.3	0.35%	3.9	0.34%
North American Commercial Finance	31.3	0.79%	23.4	0.59%	13.2	0.35%	54.7	0.69%	35.8	0.48%
Non-Strategic Portfolios	–	–	–	–	–	–	–	–	7.5	5.29%
Total	$34.2	0.70%	$26.6	0.55%	$29.1	0.62%	$60.8	0.63%	$73.5	0.78%
Recoveries
Transportation Finance	$–	–	$–	–	$0.2	0.05%	$–	–	$0.2	0.03%
International Finance	5.6	3.64%	1.7	1.10%	2.6	0.69%	7.3	2.39%	3.9	0.48%
Transportation & International Finance	5.6	0.61%	1.7	0.19%	2.8	0.31%	7.3	0.41%	4.1	0.23%
Corporate Finance	1.2	0.07%	–	–	0.4	0.02%	1.2	0.03%	0.5	0.02%
Equipment Finance	3.5	0.30%	3.6	0.31%	3.5	0.36%	7.1	0.30%	8.7	0.44%
Commercial Services	0.4	0.05%	0.4	0.06%	0.5	0.07%	0.8	0.06%	1.8	0.15%
North American Commercial Finance	5.1	0.13%	4.0	0.10%	4.4	0.12%	9.1	0.11%	11.0	0.15%
Non-Strategic Portfolios	–	–	–	–	0.7	3.16%	–	–	1.6	1.07%
Total	$10.7	0.22%	$5.7	0.12%	$7.9	0.17%	$16.4	0.17%	$16.7	0.18%
Net Charge-offs(1)
Transportation Finance	$0.6	0.08%	$–	–	$(0.2)	(0.05)%	$0.6	0.04%	$(0.2)	(0.03%)
International Finance	(3.3)	(2.12)%	1.5	0.95%	13.3	3.54%	(1.8)	(0.59)%	26.3	3.30%
Transportation & International Finance	(2.7)	(0.29)%	1.5	0.17%	13.1	1.48%	(1.2)	(0.07)%	26.1	1.47%
Corporate Finance	15.8	0.92%	11.0	0.64%	3.6	0.20%	26.8	0.78%	13.9	0.39%
Equipment Finance	7.1	0.59%	8.2	0.70%	4.8	0.47%	15.3	0.65%	8.8	0.44%
Commercial Services	3.3	0.57%	0.2	0.03%	0.4	0.08%	3.5	0.29%	2.1	0.19%
North American Commercial Finance	26.2	0.66%	19.4	0.49%	8.8	0.23%	45.6	0.58%	24.8	0.33%
Non-Strategic Portfolios	–	–	–	–	(0.7)	(3.16)%	–	–	5.9	4.22%
Total	$23.5	0.48%	$20.9	0.43%	$21.2	0.45%	$44.4	0.46%	$56.8	0.60%

(1)	TIF charge-offs for the quarters ended June 30, 2015 and March 31, 2015 were less than $1 million each, and $9 million and $12 million for the quarter and six months ended June 30, 2014, respectively, related to the transfer of receivables to assets held for sale. NACF charge-offs for the quarters ended June 30, 2015 and March 31, 2015 included $1 million and $11 million, respectively, related to the transfer of receivables to assets held for sale. For the quarter and six months ended June 30, 2014, the respective amounts were $3 million and $7 million. NSP charge-offs for the quarter and six months ended June 30, 2014 included $7 million related to the transfer of receivables to assets held for sale.

48   CIT GROUP INC

Net charge-offs for the quarter primarily reflect an energy account in NACF, while the prior quarters were driven by amounts related to assets transferred to AHFS. Recoveries were up in the international portfolio of TIF, but are expected to remain at low levels, as more recent levels of charge-offs afford fewer opportunities for recoveries. Additionally, charge-offs associated with AHFS do not generate future recoveries as the loans are generally sold before recoveries can be realized and any gains on sales are reported in Other Income.

The tables below present information on non-performing loans, which includes non-performing loans related to assets held for sale for each period:

Non-accrual and Accruing Past Due Loans (dollars in millions)

	June 30, 2015	December 31, 2014
Non-accrual loans
U.S.	$98.2	$71.9
Foreign	99.8	88.6
Non-accrual loans	$198.0	$160.5
Troubled Debt Restructurings
U.S.	$10.8	$13.8
Foreign	4.2	3.4
Restructured loans	$15.0	$17.2
Accruing loans past due 90 days or more
Accruing loans past due 90 days or more	$9.0	$10.3

Non-accrual Loans as a Percentage of Finance Receivables (dollars in millions)

	June 30, 2015		December 31, 2014
Transportation Finance	$4.7	0.15%	$0.1	–
International Finance	53.1	9.18%	37.1	5.93%
Transportation & International Finance	57.8	1.55%	37.2	1.05%
Corporate Finance	34.1	0.49%	30.9	0.45%
Equipment Finance	76.9	1.60%	70.0	1.48%
North American Commercial Finance	111.0	0.70%	100.9	0.63%
Non-Strategic Portfolios	29.2	NM	22.4	NM
Total	$198.0	1.01%	$160.5	0.82%

Non-accrual loans remained at low levels, but at June 30, 2015 was up mostly due to international accounts in the TIF portfolio. The entire NSP portfolio was classified as held for sale making the percentage of finance receivables not meaningful (NM).

Approximately 40% of our non-accrual accounts were paying currently; down from 54% at December 31, 2014, as certain new non-accrual accounts added during the second quarter, mostly in International Finance, were not paying currently. Our impaired loan carrying value (including FSA discount, specific reserves and charge-offs) to estimated outstanding contractual balances approximated 69%, essentially unchanged from 68% at December 31, 2014. For this purpose, impaired loans are comprised principally of non-accrual loans over $500,000 and TDRs.

Total delinquency (30 days or more) improved to 1.5% of finance receivables compared to 1.7% at December 31, 2014, primarily due to lower amounts in Commercial Services and Equipment Finance.

Foregone Interest on Non-accrual Loans and Troubled Debt Restructurings (dollars in millions)

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	U.S.	Foreign	Total	U.S.	Foreign	Total
Interest revenue that would have been earned at original terms	$11.7	$7.1	$18.8	$17.0	$6.3	$23.3
Less: Interest recorded	(1.1)	(1.5)	(2.6)	(5.9)	(0.6)	(6.5)
Foregone interest revenue	$10.6	$5.6	$16.2	$11.1	$5.7	$16.8

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   49

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

The tables that follow reflect loan carrying values of accounts that have been modified.

Troubled Debt Restructurings and Modifications (dollars in millions)

	June 30, 2015		December 31, 2014
		% Compliant		% Compliant
Troubled Debt Restructurings(1)
Deferral of principal and/or interest	$5.7	100%	$6.0	96%
Covenant relief and other	9.3	24%	11.2	83%
Total TDRs	$15.0	53%	$17.2	88%
Percent non-accrual	73%		75%

		% Compliant		% Compliant
Modifications(1)
Extended maturity	$0.2	100%	$0.1	100%
Covenant relief	68.1	100%	70.9	100%
Interest rate increase/additional collateral	9.8	100%	25.1	100%
Deferment of principal	2.6	100%	–	–
Other	101.3	97%	58.3	100%
Total Modifications	$182.0	98%	$154.4	100%
Percent non-accrual	11%		10%

(1)	Table depicts the predominant element of each modification, which may contain several of the characteristics listed.

The increase in modifications reflects the addition of a few larger accounts, and the extension of additional funds to previously modified loans that were in compliance with the modified terms.

See Note 3 — Loans in Item 1. Consolidated Financial Statements for additional information regarding TDRs and other credit quality information.

NON-INTEREST INCOME

Non-interest Income (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2015	2015	2014	2015	2014
Rental income on operating leases	$531.7	$530.6	$519.6	$1,062.3	$1,011.5
Other Income:
Gains on sales of leasing equipment	$21.5	$32.0	$16.0	$53.5	$24.4
Factoring commissions	27.0	29.5	28.3	56.5	56.9
Fee revenues	25.3	22.6	21.8	47.9	43.4
Gains on loan and portfolio sales	2.1	6.6	4.5	8.7	8.0
Gain on investments	3.8	0.7	5.6	4.5	9.1
(Losses) gains on derivatives and foreign currency exchange	(5.0)	(9.7)	8.3	(14.7)	1.2
Impairment on assets held for sale	(11.0)	(10.1)	(14.3)	(21.1)	(15.4)
Other revenues	(0.2)	14.8	23.5	14.6	37.2
Total other income	63.5	86.4	93.7	149.9	164.8
Total non-interest income	$595.2	$617.0	$613.3	$1,212.2	$1,176.3

50   CIT GROUP INC

Rental income on operating leases from equipment we lease is recognized on a straight line basis over the lease term. Rental income is discussed in “Net Finance Revenues” and “Results by Business Segment”.

Other income decreased from the year-ago and prior quarters, reflecting the following:

Gains on sales of leasing equipment resulted from approximately $155 million of equipment sales in the second quarter of 2015, $125 million in the year-ago quarter, and $435 million in the prior quarter. Gains as a percentage of equipment sold, which will vary based on the type and age of equipment sold, increased from last quarter and were modestly above the year-ago quarter. Equipment sales for the second quarter of 2015 included approximately $97 million in TIF, mostly aircraft, and $56 million in NACF. Equipment sales for the year-ago quarter mainly consisted of approximately $35 million in TIF, which generated about half of the gains, and $80 million in NACF. Equipment sales for the prior quarter mainly consisted of approximately $375 million in TIF, mostly aircraft, and $60 million in NACF.

Factoring commissions were down, reflecting a higher average factoring commission rate that was more than offset by lower factored volumes. Factoring volume was $5.8 billion in 2015, down from $6.3 billion in the year-ago quarter and from $6.5 billion for the prior quarter.

Fee revenues include fees on lines of credit and letters of credit, capital markets-related fees, agent and advisory fees, and servicing fees for the assets we sell but retain servicing, including servicing fees in the small business lending portfolio that was sold in the first half of 2014. Fee revenues are mainly driven by our NACF segment, and were up on higher capital markets-related fees.

Gains on loan and portfolio sales in the first quarter of 2015 reflected approximately $37 million of sales, essentially all in NACF. The year-ago quarter sales reflected approximately $440 million of sales, with approximately $300 million in NSP, primarily the result of selling the small business lending portfolio (gains on which were minimal), $95 million in NACF, and $45 million in TIF. The prior quarter sales totaled approximately $95 million, with approximately $70 million in NACF and $25 million in TIF.

Gains on investments primarily reflected sales of equity investments that were received as part of a lending transaction or, in some cases, a workout situation. The gains were primarily in NACF.

(Losses) gains on derivatives and foreign currency exchange Transactional foreign currency movements resulted in gains of $30 million in the current quarter, driven by the weakening of the U.S. currency against the Canadian dollar, Euro, and U.K. Pound Sterling, losses of $(83) million in the prior quarter and gains of $41 million in the year-ago quarter. These were partially offset by losses of $(39) million in the current quarter of 2015, similarly impacted by the foreign currency movements noted above, gains of $84 million in the prior quarter and losses on derivatives that economically hedge foreign currency movements and other exposures of $(44) million in the year-ago quarter. Valuation of the derivatives within the GSI facility resulted in losses of $(6) million in the current quarter and $(1) million in the prior quarter, respectively, and gains of $11 million in the year-ago quarter. In addition, there were gains of $10 million in the current quarter, losses of $(10) million in the prior quarter, and losses of less than $(1) million in the year-ago quarter on the realization of cumulative translation adjustment (CTA) amounts from accumulated other comprehensive loss due to translational adjustments related to liquidating entities. As of June 30, 2015, of the aggregate pre-tax CTA losses included in accumulated other comprehensive loss of $87 million, there was approximately $65 million related to the Brazil, Mexico, and U.K. portfolios in AHFS. In conjunction with the closing of the transactions, certain currency translation adjustments will be recognized as a reduction to income, with the pre-tax amount charged to other income and the tax effect in the provision for income taxes. The CTA amounts will fluctuate until the transactions are completed. For additional information on the impact of derivatives on the income statement, refer to Note 8 — Derivative Financial Instruments in Item 1. Consolidated Financial Statements.

Impairment on assets held for sale in the current and prior quarters primarily relates to the Mexico and Brazil portfolios held for sale in NSP, while the year-ago balance related mostly to aerospace assets and international portfolios in TIF. When an operating lease asset is classified as held for sale, depreciation expense is suspended and the asset is evaluated for impairment with any such charge recorded in other income. (See Other Expenses for related discussion on depreciation on operating lease equipment.)

Other revenues included items that are more episodic in nature, such as gains on work-out related claims, proceeds received in excess of carrying value on non-accrual accounts held for sale, which were repaid or had another workout resolution, insurance proceeds in excess of carrying value on damaged leased equipment, and also includes income from joint ventures. The current quarter includes a $9 million charge, as the favorable resolution of an uncertain tax position (reflected as a benefit to the tax provision) resulted in the write-off an associated other receivable. The prior quarter includes a $5 million benefit on the termination of a defaulted contract in TIF. The year-ago quarter and year to date included the remaining accretion of counterparty receivable of $9 million and $11 million, respectively.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   51

OTHER EXPENSES

Other Expenses (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2015	2015	2014	2015	2014
Depreciation on operating lease equipment	$157.8	$156.8	$157.3	$314.6	$306.1
Maintenance and other operating lease expenses	49.4	46.1	49.0	95.5	100.6
Operating expenses:
Compensation and benefits	$135.6	$146.5	$125.7	$282.1	$264.6
Technology	24.9	22.3	20.8	47.2	41.9
Professional fees	20.8	19.5	16.9	40.3	34.9
Net occupancy expense	8.6	9.4	8.5	18.0	17.4
Advertising and marketing	6.7	9.1	8.3	15.8	16.2
Provision for severance and facilities exiting activities	1.1	(1.0)	5.6	0.1	15.5
Other	37.3	35.8	39.2	73.1	68.0
Total operating expenses	235.0	241.6	225.0	476.6	458.5
Loss on debt extinguishments	0.1	–	0.4	0.1	0.4
Total other expenses	$442.3	$444.5	$431.7	$886.8	$865.6
Headcount	3,360	3,360	3,170

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

Operating expenses increased compared to the year-ago quarter, mostly reflecting higher compensation costs due to additional employees relating to the 2014 third quarter acquisition of Direct Capital and costs related to the acquisition of OneWest Bank. The sequential decline generally reflects lower compensation costs. Operating expenses include Bank deposit raising costs, which totaled $13 million in the second quarter of 2015, compared to $14 million for the year-ago quarter and $15 million for the prior quarter, and are reflected across various expense categories, but mostly within advertising and marketing and in other expenses, reflecting deposit insurance costs. Year-to-date, the deposit-raising costs were $28 million for 2015 and $27 million in 2014. The current quarter and prior quarter also included $7 million and $5 million, respectively, of expenses related to the OneWest Bank acquisition. Operating expenses reflect the following changes:

■	Compensation and benefits increased from the year-ago quarter, reflecting the impact of the additional employees associated with last year’s Direct Capital acquisition. While the number of employees remained essentially unchanged from the prior quarter, the sequential decrease reflects the normalization of certain employee benefit costs that restart at the beginning of each year.

■	Professional fees include legal and other professional fees such as tax, audit, and consulting services and increased from the year-ago quarter reflecting costs associated with the OneWest Transaction and exits of our non-strategic portfolios.

■	Advertising and marketing expenses include costs associated with raising deposits. Bank advertising and marketing costs totaled $4 million, compared to $6 million in the year-ago quarter, and $7 million in the prior quarter. Year-to-date, CIT Bank advertising and marketing costs totaled $11 million in 2015 and $12 million in 2014.

■	Provision for severance and facilities exiting activities reflects costs associated with various efficiency initiatives. The prior quarter included a true-up for amounts previously recorded, but that will not be incurred.

■	Other expenses include items such as travel and entertainment, insurance, FDIC costs, office equipment and supplies costs and taxes other than income taxes.

52   CIT GROUP INC

We are focused on exiting Brazil and closing several legal entities in Europe and Asia. We have an agreement to sell the Brazil business, which is expected to close in the second half of 2015. In August 2015, after receiving regulatory approval, we sold our Mexico business. Upon completion of our remaining planned exits, we expect to eliminate approximately $10 million from our quarterly expenses.

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

The most significant remaining discount at June 30, 2015, related to operating lease equipment ($1.3 billion related to rail operating lease equipment and $0.6 billion to aircraft operating lease equipment). The discount on the operating lease equipment was, in effect, an impairment of the operating lease equipment upon emergence from bankruptcy, as the assets were recorded at their fair value, which was less than their carrying value. The recording of the FSA adjustment reduced the asset balances subject to depreciation and thus decreases depreciation expense over the remaining useful life of the operating lease equipment or until it is sold.

INCOME TAXES

Income Tax Data (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2015	2015	2014	2015	2014
Provision for income taxes, before discrete items	$44.8	$42.2	$15.4	$87.0	$25.6
Discrete items	(7.0)	1.8	2.7	(5.2)	6.0
Provision for income taxes	$37.8	$44.0	$18.1	$81.8	$31.6
Effective tax rate	24.7%	29.8%	8.3%	27.2%	9.2%

The 2015 tax provisions reflected federal and state income taxes in the U.S. as well as taxes on the earnings of certain international operations. The higher income tax provision in the quarter and prior quarter, as compared to the year-ago quarter, was primarily driven by the recognition of federal and state income tax expense on domestic earnings. Due to the partial release of the domestic valuation allowance on net deferred tax assets in 2014, the 2015 effective income tax rate of 29% before the impact of discrete tax items includes the recognition of U.S. federal and state income taxes. Included in the discrete tax benefits for the current quarter and six months ended June 30, 2015, was a reduction of $9 million resulting from receipt of a favorable tax ruling on an uncertain tax position taken on prior years’ tax returns.

The quarterly income tax expense is based on an updated projection of the Company’s annual effective tax rate. This updated annual effective tax rate is applied to the year-to-date consolidated pre-tax income to determine the interim provision for income taxes before discrete items. The impact of any change in the projected annual effective tax rate from the prior quarter is reflected in the quarterly income tax expense. The change in the effective tax rate each period is impacted by a number of factors, including the relative mix of domestic and international earnings, adjustments to the valuation allowances, and discrete items. The actual year-end 2015 effective tax rate may vary from the currently projected tax rate due to changes in these factors.

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

discrete reduction to the valuation allowance related to the U.S. federal or state NOLs or the capital loss carry-forwards was recorded year-to-date.

The ability to recognize the remaining valuation allowances against the U.S. federal and state NOLs, and capital loss carry-forwards net deferred tax assets will be evaluated on a quarterly basis to determine if there are any significant events that would affect our ability to utilize these deferred tax assets. If events are identified that affect our ability to utilize our deferred tax assets, the analysis will be updated to determine if any adjustments to the valuation allowances are required. Such events may include acquisitions that support the Company’s long-term business strategies while also enabling it to accelerate the utilization of its net operating losses, as evidenced by the acquisition of Direct Capital Corporation in 2014 and the recently approved acquisition of OneWest Bank.

The impact of the OneWest Transaction on the utilization of the Company’s NOLs cannot be considered in the Company’s forecast of future taxable income until the period in which the acquisition is consummated. The acquisition is expected to accelerate the utilization of the Company’s NOLs and therefore management anticipates it will reverse the remaining U.S. federal valuation allowance after consummation of the acquisition in the quarter ended September 30, 2015. The Company is currently evaluating the impact of the acquisition on the U.S. state NOLs and expects the acquisition to utilize some portion of these amounts which would cause a partial reduction to the U.S. state valuation allowance.

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

Aerospace—Commercial Air provides aircraft leasing, lending, asset management, and advisory services for commercial and regional airlines around the world. We own and finance a fleet of 342 aircraft and have about 100 clients in approximately 50 countries.

Aerospace—Business Air offers financing and leasing programs for corporate and private owners of business jets.

Rail leases railcars and locomotives to railroads and shippers throughout North America, and Europe. Our operating lease fleet consists of approximately 123,000 railcars and 400 locomotives and we serve over 650 customers.

Maritime Finance offers secured loans to owners and operators of oceangoing and inland cargo vessels, as well as offshore vessels and drilling rigs.

International Finance offers equipment financing, secured lending and leasing to small and middle-market businesses in China and the U.K. The U.K. portfolio is included in assets held-for-sale at June 30, 2015 and December 31, 2014.

54   CIT GROUP INC

Transportation & International Finance — Financial Data and Metrics (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2015	2015	2014	2015	2014
Earnings Summary
Interest income	$69.9	$68.4	$72.2	$138.3	$148.9
Interest expense	(164.9)	(168.6)	(155.1)	(333.5)	(315.8)
Provision for credit losses	0.4	(10.6)	(8.3)	(10.2)	(20.7)
Rental income on operating leases	498.6	497.5	485.1	996.1	944.7
Other income	16.6	34.3	10.4	50.9	17.6
Depreciation on operating lease equipment	(136.7)	(136.1)	(131.6)	(272.8)	(253.3)
Maintenance and other operating lease expenses	(49.4)	(46.1)	(49.0)	(95.5)	(100.6)
Operating expenses	(77.6)	(81.8)	(75.5)	(159.4)	(155.0)
Income before provision for income taxes	$156.9	$157.0	$148.2	$313.9	$265.8
Select Average Balances
Average finance receivables (AFR)	$3,657.3	$3,546.0	$3,547.0	$3,606.4	$3,550.8
Average operating leases (AOL)	$14,720.1	$14,617.9	$14,234.7	$14,679.6	$13,863.4
Average earning assets (AEA)	$19,045.1	$18,821.7	$18,066.2	$18,952.8	$17,624.8
Statistical Data
Net finance revenue – interest and rental income, net of interest and depreciation and maintenance and other operating lease expenses (NFR)	$217.5	$215.1	$221.6	$432.6	$423.9
Net finance margin – NFR as a % of AEA	4.57%	4.57%	4.91%	4.57%	4.81%
Net operating lease revenue – rental income, net of depreciation and maintenance and other operating lease expenses	$312.5	$315.3	$304.5	$627.8	$590.8
Operating lease margin as a % of AOL	8.49%	8.63%	8.56%	8.55%	8.52%
Pretax return on AEA	3.30%	3.34%	3.28%	3.31%	3.02%
New business volume	$825.8	$525.3	$1,404.7	$1,351.1	$2,459.3

Pre-tax earnings for the quarter were $157 million, up from $148 million in the year-ago quarter and flat with the prior quarter. The increase from the year-ago quarter primarily reflected higher gains on asset sales and lower provision for credit losses. The sequential trend primarily reflects lower provision and operating expenses offset by reduced gains on asset sales. Results are discussed further below.

Financing and leasing assets totaled $19.3 billion at June 30, 2015, up from $18.8 billion the prior quarter and from $19.0 billion at December 31, 2014 with the growth coming from the Maritime Finance and Rail divisions.

Aerospace financing and leasing assets totaled $10.8 billion, unchanged for the quarter and down from $11.1 billion at December 31, 2014 as new business volume was offset by asset sales and depreciation. Our owned operating lease commercial portfolio included 272 aircraft, essentially flat with the prior quarter and down slightly from December 31, 2014, as deliveries of six new aircraft during the six months were offset by sales of 13 aircraft, including six aircraft to TC-CIT Aviation, our recently formed joint venture. At June 30, 2015, we manage 15 aircraft for the joint venture. At June 30, 2015, we had 151 aircraft on order from manufacturers, not including options for additional aircraft, with deliveries scheduled through 2020. See Note 13 — Commitments in Item 1. Consolidated Financial Statements and Concentrations for further aircraft data.

Rail financing and leasing assets grew slightly to $6.1 billion, up from $5.9 billion the prior quarter and from $5.8 billion at December 31, 2014. We expanded our owned operating lease portfolio by approximately 3,200 railcars during the six months to over 123,000 at June 30, 2015, reflecting scheduled deliveries from our order book and a portfolio acquisition of approximately 900 railcars in the U.K. in the prior quarter. At June 30, 2015, we had approximately 11,900 railcars on order from manufacturers, with deliveries scheduled through 2017, which included an additional approximately 1,400 freight cars ordered during the quarter. See Note 13 — Commitments in Item 1. Financial Statements and Supplemental Data and Concentrations for further railcar data.

Maritime Finance financing and leasing assets grew to $1.3 billion, up from $1.1 billion the prior quarter and $1.0 billion at December 31, 2014.

International Finance financing and leasing assets were essentially flat at $1.0 billion compared to the prior quarter and December 31, 2014, and included approximately $0.4 billion of assets held for sale related to our U.K. equipment finance business.

Highlights included:

■	NFR was down from the year-ago quarter as overall asset growth and higher yields in Rail were offset by lower yields in Aerospace reflecting lower equipment utilization and lease repricings. NFR was up slightly from the prior quarter driven by asset growth as lower funding costs offset yield compression. See Select Segment and Division Margin Metrics table in Net Finance Revenue section.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   55

■	Gross yields (interest income plus rental income on operating leases as a percent of AEA) for the segment decreased from the year-ago and prior quarters. Gross yields in Aerospace decreased from 11.4% in the prior quarter to 11.2%, while gross yields in Rail of 14.8% were unchanged sequentially.

■	Net operating lease revenue, which is a component of NFR, increased from the year-ago quarter, as higher rental income from growth offset increased depreciation, and was down from the prior quarter on higher maintenance and other operating lease expense. Depreciation expense increased from the year-ago quarter, reflecting higher asset balances and was relatively flat with the prior quarter. Maintenance and other operating lease expense was up from the prior quarter and level with a year ago. Net operating lease revenue as a percentage of AOL decreased from both periods with strength in Rail offset by compression in Aerospace.

■	New business volume for the quarter was $0.8 billion and consisted of $0.4 billion of operating lease equipment, including the delivery of three new aircraft and approximately 1,900 new railcars, and the funding of $0.4 billion of finance receivables, the majority of which was from Maritime. Last quarter, new business volume included the delivery of three aircraft, approximately 800 railcars, and $0.2 billion of finance receivables. The first quarter 2015 volume was supplemented by a U.K. rail portfolio purchase, which added approximately 900 railcars and approximately $85 million of assets.

■	Equipment utilization was essentially unchanged from the prior quarter and down slightly from December 31, 2014, with over 97% of commercial air and 98% of rail equipment on lease or under a commitment at June 30, 2015. We have 20 new aircraft deliveries scheduled for the next twelve months, all of which have lease commitments with customers. Approximately 60% of all railcars on order have commitments with deliveries through 2017.

■	Other income primarily reflected the following:

■	Gains on asset sales totaled $11 million on approximately $100 million of equipment and receivable sales, compared to $11 million of gains on approximately $80 million of asset sales in the year-ago quarter and $28 million of gains on approximately $400 million of equipment and receivable sales in the prior quarter. Year-to-date, gains totaled $39 million on approximately $500 million of sales in 2015 and $15 million on $280 million of sales in 2014.

■	Impairment charges on AHFS totaled $2 million, compared to $10 million in the year-ago quarter and $1 million in the prior quarter and predominantly related to international portfolios and commercial aircraft. Year-to-date, impairment charges were $3 million in 2015 and $11 million in 2014.

■	Other income also includes a small amount of fees and other revenue derived from loan commitments, joint ventures and other business activities, as well as periodic items such as a benefit from the termination of a defaulted contract recognized in the prior quarter.

■	Non-accrual loans were $58 million (1.55% of finance receivables) at June 30, 2015, compared to $39 million (1.10%) at March 31, 2015, and $41 million (1.26%) at June 30, 2014, and largely consist of assets in the international portfolio. There was a slight net benefit in provision for credit losses compared to provisions of $8 million in the year-ago quarter and $11 million in the prior quarter, with the current quarter provision reflecting recoveries in China and minimal losses elsewhere. There was a net recovery of nearly $3 million during the quarter, compared to net charge-offs of $13 million (1.48% of average finance receivables) in the year-ago quarter and $1 million (0.17%) in the prior quarter. There was a net recovery of $1 million compared to net charge-offs of $26 million (1.47%) for the six months ended June 30, 2015 and 2014, respectively. Essentially all of the charge-offs and the recoveries were concentrated in the international portfolio. Charge-offs for the year-ago quarter and six months included $9 million and $12 million, respectively, related to the transfer of receivables to assets held for sale. The respective 2015 balances were not significant.

■	Operating expenses were up from the year-ago quarter and down sequentially reflecting lower employee costs.

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

56   CIT GROUP INC

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

North American Commercial Finance — Financial Data and Metrics (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2015	2015	2014	2015	2014
Earnings Summary
Interest income	$199.0	$196.1	$208.8	$395.1	$402.2
Interest expense	(73.3)	(74.1)	(68.1)	(147.4)	(137.0)
Provision for credit losses	(18.8)	(24.0)	(2.6)	(42.8)	(25.8)
Rental income on operating leases	27.9	27.2	25.1	55.1	47.9
Other income	69.2	66.3	69.7	135.5	131.5
Depreciation on operating lease equipment	(21.1)	(20.7)	(20.0)	(41.8)	(41.9)
Operating expenses	(135.4)	(134.7)	(120.2)	(270.1)	(241.7)
Income before provision for income taxes	$47.5	$36.1	$92.7	$83.6	$135.2
Select Average Balances
Average finance receivables (AFR)	$15,854.4	$15,825.9	$15,181.0	$15,837.2	$14,952.2
Average earning assets (AEA)(1)	$14,737.1	$14,590.3	$14,132.4	14,675.3	13,962.1
Statistical Data
Net finance revenue – interest and rental income, net of interest and depreciation expense (NFR)	$132.5	$128.5	$145.8	$261.0	$271.2
Net finance margin – NFR as a % of AEA	3.60%	3.52%	4.13%	3.56%	3.88%
Pretax return on AEA	1.29%	0.99%	2.62%	1.14%	1.94%
New business volume	$1,630.5	$1,354.1	$1,600.1	$2,984.6	$2,973.0
Factoring volume	$5,821.3	$6,495.6	$6,282.8	$12,316.9	$12,553.9

(1)	AEA is lower than AFR as it is reduced by the average credit balances for factoring clients.

Pre-tax income decreased from the year-ago quarter, reflecting higher credit costs and operating expenses, lower interest recoveries, and the impact of portfolio re-pricing. The increase from the prior quarter reflects lower credit costs, higher capital market fees, and higher net finance revenue.

Financing and leasing assets totaled $16.3 billion at June 30, 2015, up slightly from $16.2 billion at March 31, 2015, as new loan and lease volume was mostly offset by portfolio run-off and prepayments. At June 30, 2015, financing and leasing assets totaled $7.1 billion in Corporate Finance, $5.1 billion in Equipment Finance, $1.9 billion in Real Estate Finance, all of which were up from the prior quarter, and $2.2 billion in Commercial Services, which were down from the prior quarter. Financing and leasing assets rose approximately $650 million from June 30, 2014, reflecting the acquisition of Direct Capital in the third quarter of 2014 and growth in Real Estate Finance. New loan and lease volume was up slightly from the year-ago quarter, as the increases in Equipment Finance and Real Estate Finance offset the decline in Corporate Finance activity, and up sequentially in each of the divisions. Factored volume declined 7% from the year-ago quarter and was down 2% year to date.

CIT Bank originated the vast majority of the U.S. loan and lease volume in each of the periods presented. At June 30, 2015, over 80% of NACF’s financing and leasing assets were in the Bank.

New business yields declined from the prior quarter, primarily due to a greater proportion of new business volume in Corporate Finance, with lower yields, relative to higher yielding Equipment Finance leases. New business yields were meaningfully higher than the year-ago level due to the acquisition of Direct Capital, whose assets have the highest yields in the segment.

Highlights included:

■	NFR declined from the year-ago quarter and six month periods ended June 30 2014 as the benefit of higher average earning assets was offset by lower portfolio yields and a lower level of loan prepayments and interest recoveries. NFR increased from the prior quarter due to both slightly higher average earning assets and yields, notably in Equipment Finance. NFM reflects similar trends.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   57

■	NACF gross yields declined from the three and six month periods ended June 30, 2014 reflecting continued pressures on yields, as new business yields are generally below maturing contracts, notably in Equipment Finance. The sequential quarter increase reflects yield stabilization in certain sectors. See Select Segment and Division Margin Metrics table in Net Finance Revenue section.

■	Other income was essentially unchanged from the year-ago quarter and increased from the prior quarter reflecting:

■	Factoring commissions of $27 million, which declined from the year-ago and prior quarters, reflecting a higher average factoring commission rate that was more than offset by lower factored volumes.

■	Gains on asset sales (including receivables, equipment and investments) of $13 million, which were essentially unchanged from the year-ago and prior quarters. Financing and leasing assets sold totaled $92 million, compared to $175 million in the year-ago quarter and $129 million in the prior quarter. Year-to-date, gains totaled $25 million on $221 million of sales in 2015 and $23 million on $313 million of sales in 2014.

■	Fee revenue (including capital market fees and other income) of $23 million, compared to $18 million in the year-ago quarter and $20 million in the prior quarter. Year-to-date, fee revenue totaled $43 million in 2015 and $35 million in 2014.

■	Non-accrual loans were $111 million (0.70% of finance receivables) at June 30, 2015, down from $116 million (0.73%) at March 31, 2015, and $132 million (0.86%) at June 30, 2014. The $19 million provision for credit losses, while down from the prior quarter level, rose meaningfully from the year-ago quarter. Year to date amounts also rose. The current quarter includes a large charge-off on one energy-related account that was partially offset by a decrease in non-specific reserves. Net charge-offs were $26 million (0.66% of average finance receivables) for the current quarter, compared to $9 million (0.23%) in the year-ago quarter and $19 million (0.49%) in the prior quarter. Net charge-offs were $46 million (0.58%) and $25 million (0.33%) for the six months ended June 30, 2015 and 2014, respectively. Net charge-offs include $1 million from assets transferred to held for sale in the current quarter and $11 million in the prior quarter. For the quarter and six months ended June 30, 2014, the respective amounts were $3 million and $7 million.

■	The increases in operating expenses from the year-ago quarter and year to date amounts are primarily due to the inclusion of costs related to Direct Capital.

Non-Strategic Portfolios (NSP)

NSP consisted of portfolios that we no longer consider strategic. At June 30, 2015, these consisted primarily of equipment financing portfolios in Mexico and Brazil, both of which were under definitive sale agreements.

Non-Strategic Portfolios — Financial Data and Metrics (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2015	2015	2014	2015	2014
Earnings Summary
Interest income	$10.2	$12.3	$25.6	$22.5	$54.0
Interest expense	(9.2)	(10.8)	(23.0)	(20.0)	(47.9)
Provision for credit losses	–	–	0.7	–	(0.3)
Rental income on operating leases	5.2	5.9	9.4	11.1	18.9
Other income	(5.7)	(7.8)	3.9	(13.5)	8.3
Depreciation on operating lease equipment	–	–	(5.7)	–	(10.9)
Operating expenses	(10.9)	(12.4)	(20.5)	(23.3)	(39.7)
Loss before provision for income taxes	$(10.4)	$(12.8)	$(9.6)	$(23.2)	$(17.6)
Select Average Balances
Average finance receivables (AFR)	$–	$0.1	$83.9	$–	$280.7
Average earning assets (AEA)	315.3	360.0	988.1	338.8	1,082.1
Statistical Data
Net finance margin – NFR as a % of AEA	7.87%	8.22%	2.55%	8.03%	2.61%
New business volume	$26.4	$37.7	$64.1	$64.1	$115.9

Pre-tax losses continued in 2015. The change from the year-ago quarter includes lower operating expenses. Operating expenses were down due to the completion of platform exits, and we expect the majority of the expenses will cease once all portfolios are sold. The sequential trend also reflected higher gains on sale of equipment, offset by higher impairment charges on held-for-sale portfolios. The 2015 periods reflect no depreciation expense as a result of

58   CIT GROUP INC

operating lease equipment being recorded as held for sale, but had associated impairments of $4 million and $5 million recorded in other income in the June 30 and March 31, 2015 quarters, respectively.

Financing and leasing assets totaled $293 million at June 30, 2015, down from $330 million at March 31, 2015, and from $380 million at December 31, 2014, reflecting portfolio runoff and changes in currency rates. The remaining balance consists of the portfolios in Mexico and Brazil. We received regulatory approval and sold the Mexico business in August 2015. We have entered into a definitive agreement to sell the Brazil business, subject to customary regulatory approvals, and we expect to close the transaction in the second half of 2015. In conjunction with the closing of the transactions, certain currency translation adjustments (“CTA”) related to the Mexico and Brazil portfolios, currently $19 million and $44 million pre-tax at June 30, 2015, respectively, recorded in accumulated other comprehensive loss within the stockholders’ equity, will be recognized in income, with the pre-tax amount decreasing other income and the tax effect in the provision for income taxes. The CTA amounts will fluctuate until the transactions are completed.

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

Corporate and Other — Financial Data (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2015	2015	2014	2015	2014
Earnings Summary
Interest income	$4.7	$4.2	$3.2	$8.9	$6.9
Interest expense	(17.8)	(17.8)	(16.0)	(35.6)	(33.4)
Provision for credit losses	–	–	–	–	(0.1)
Other income	(16.6)	(6.4)	9.7	(23.0)	7.4
Operating expenses	(11.1)	(12.7)	(8.8)	(23.8)	(22.1)
Loss on debt extinguishments	(0.1)	–	(0.4)	(0.1)	(0.4)
Loss before provision for income taxes	$(40.9)	$(32.7)	$(12.3)	$(73.6)	$(41.7)

■	Interest income consists of interest and dividend income primarily from deposits held at other depository institutions and other investment securities.

■	Interest expense generally is allocated to the segments. Interest expense held in Corporate represents amounts in excess of these allocations and amounts related to excess liquidity.

■	Other income primarily reflects gains and (losses) on derivatives, including the GSI facilities, and foreign currency exchange. The GSI derivative had a negative mark-to-market of $6 million for the current quarter, compared to $11 million favorable mark-to-market in the year-ago quarter and $1 million for the prior quarter. The current quarter also includes $9 million related to the previously mentioned write-off of other receivables in connection with the favorable resolution of an uncertain tax position.

■	Operating expenses reflects salary and general and administrative expenses in excess of amounts allocated to the business segments. Operating expenses include a provision for severance and facilities exiting activities, which reflected charges of $1 million and $6 million for the quarters ended June 30, 2015 and June 30, 2014, respectively, compared to a reversal of previously recorded provisions in the prior quarter. Year to date, restructuring charges were less than $1 million, compared to $16 million in 2014.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   59

FINANCING AND LEASING ASSETS

The following table presents our financing and leasing assets by segment.

Financing and Leasing Asset Composition (dollars in millions)

	June 30, 2015	December 31, 2014	% Change
Transportation & International Finance
Segment Total
Loans	$3,717.1	$3,558.9	4.4%
Operating lease equipment, net	14,827.9	14,665.2	1.1%
Assets held for sale	705.5	815.2	(13.5)%
Financing and leasing assets	19,250.5	19,039.3	1.1%
Aerospace
Loans	1,739.6	1,796.5	(3.2)%
Operating lease equipment, net	8,816.7	8,949.5	(1.5)%
Assets held for sale	243.8	391.6	(37.7)%
Financing and leasing assets	10,800.1	11,137.6	(3.0)%
Rail
Loans	124.7	130.0	(4.1)%
Operating lease equipment, net	6,010.8	5,715.2	5.2%
Assets held for sale	0.9	1.2	(25.0)%
Financing and leasing assets	6,136.4	5,846.4	5.0%
Maritime Finance
Loans	1,274.4	1,006.7	26.6%
Assets held for sale	56.4	19.7	186.3%
Financing and leasing assets	1,330.8	1,026.4	29.7%
International Finance
Loans	578.4	625.7	(7.6)%
Operating lease equipment, net	0.4	0.5	(20.0)%
Assets held for sale	404.4	402.7	0.4%
Financing and leasing assets	983.2	1,028.9	(4.4)%
North American Commercial Finance
Segment Total
Loans	15,932.2	15,936.0	–
Operating lease equipment, net	281.7	265.2	6.2%
Assets held for sale	88.3	22.8	287.3%
Financing and leasing assets	16,302.2	16,224.0	0.5%
Real Estate Finance
Loans	1,941.4	1,768.6	9.8%
Financing and leasing assets	1,941.4	1,768.6	9.8%
Corporate Finance
Loans	6,978.2	6,889.9	1.3%
Assets held for sale	88.3	22.8	287.3%
Financing and leasing assets	7,066.5	6,912.7	2.2%
Equipment Finance
Loans	4,810.8	4,717.3	2.0%
Operating lease equipment, net	281.7	265.2	6.2%
Financing and leasing assets	5,092.5	4,982.5	2.2%
Commercial Services
Loans and factoring receivables	2,201.8	2,560.2	(14.0)%
Financing and leasing assets	2,201.8	2,560.2	(14.0)%
Non-Strategic Portfolios
Loans	–	0.1	–
Assets held for sale	293.0	380.1	(22.9)%
Financing and leasing assets	293.0	380.2	(22.9)%
Consolidated Totals:
Loans	$19,649.3	$19,495.0	0.8%
Operating lease equipment, net	15,109.6	14,930.4	1.2%
Assets held for sale	1,086.8	1,218.1	(10.8)%
Total financing and leasing assets	$35,845.7	$35,643.5	0.6%

60   CIT GROUP INC

Financing and leasing assets were up slightly, reflecting the following:

TIF growth in Rail and Maritime was partially offset by asset sales, mostly in Aerospace in the first quarter, and lower financing and leasing assets in International Finance, as collections outpaced new business originations. Assets held for sale totaled $0.7 billion and largely consists of the U.K. equipment finance portfolio and aircraft.

In NACF, new business originations exceeded portfolio collections, sales, prepayments, and a decline in factoring receivables, resulting in growth in most of the divisions.

The decline in NSP primarily reflected portfolio runoff and foreign exchange rates. The remaining AHFS reflected the Mexico business, which was sold in August 2015, and the Brazil business, which is subject to a sales agreement.

Financing and leasing asset trends are also discussed in the respective segment descriptions in “Results by Business Segment”.

The following table presents the changes to our financing and leasing assets:

Financing and Leasing Assets Rollforward (dollars in millions)

	Transportation & International Finance	North American Commercial Finance	Non-Strategic Portfolios	Total
Balance at March 31, 2015	$18,826.3	$16,212.8	$329.9	$35,369.0
New business volume	825.8	1,630.5	26.4	2,482.7
Loan sales	–	(36.3)	(0.3)	(36.6)
Equipment sales	(97.1)	(55.6)	(1.9)	(154.6)
Depreciation	(136.7)	(21.1)	–	(157.8)
Gross charge-offs	(2.9)	(31.3)	–	(34.2)
Collections and other	(164.9)	(1,396.8)	(61.1)	(1,622.8)
Balance at June 30, 2015	$19,250.5	$16,302.2	$293.0	$35,845.7
Balance at December 31, 2014	$19,039.3	$16,224.0	$380.2	$35,643.5
New business volume	1,351.1	2,984.6	64.1	4,399.8
Portfolio / business acquisitions	84.4	–	–	84.4
Loan sales	(23.4)	(107.4)	(0.3)	(131.1)
Equipment sales	(474.1)	(113.4)	(4.6)	(592.1)
Depreciation	(272.8)	(41.8)	–	(314.6)
Gross charge-offs	(6.1)	(54.7)	–	(60.8)
Collections and other	(447.9)	(2,589.1)	(146.4)	(3,183.4)
Balance at June 30, 2015	$19,250.5	$16,302.2	$293.0	$35,845.7

New Business Volumes and Factored Volumes (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2015	2015	2014	2015	2014
Transportation & International Finance	$825.8	$525.3	$1,404.7	$1,351.1	$2,459.3
North American Commercial Finance	1,630.5	1,354.1	1,600.1	2,984.6	2,973.0
Non-Strategic Portfolios	26.4	37.7	64.1	64.1	115.9
Total new business volumes	$2,482.7	$1,917.1	$3,068.9	$4,399.8	$5,548.2
Factored volumes	$5,821.3	$6,495.6	$6,282.8	$12,316.9	$12,553.9

New business volume in 2015 decreased in TIF from the year-ago, mostly driven by fewer scheduled aircraft deliveries. The sequential increase was mostly driven by Maritime Finance and Rail. Although essentially flat with the year-ago quarter, NACF new business volumes in Direct Capital in the Equipment Finance division helped offset lower volume in Corporate Finance. The sequential increase was driven by higher Corporate Finance volume.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   61

Loan Sales (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2015	2015	2014	2015	2014
Transportation & International Finance	$–	$23.4	$45.9	$23.4	$60.1
North American Commercial Finance	36.3	71.1	92.9	107.4	162.7
Non-Strategic Portfolios	0.3	–	299.9	0.3	363.5
Total	$36.6	$94.5	$438.7	$131.1	$586.3

Loan and portfolio sales in the 2015 second quarter remained light. The NSP 2014 amounts included the sale of the small business loan portfolio.

Equipment Sales (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2015	2015	2014	2015	2014
Transportation & International Finance	$97.1	$377.0	$35.2	$474.1	$219.5
North American Commercial Finance	55.6	57.8	82.0	113.4	150.4
Non-Strategic Portfolios	1.9	2.7	7.5	4.6	11.3
Total	$154.6	$437.5	$124.7	$592.1	$381.2

Equipment sales in TIF consisted of aerospace and rail assets in conjunction with its portfolio management activities. The elevated balances in the prior quarter reflect higher aerospace asset sales, including amounts sold to a joint venture. NACF sales reflect assets within Equipment Finance and Corporate Finance.

Portfolio activities are also discussed in the respective segment descriptions in “Results by Business Segment”.

CONCENTRATIONS

Ten Largest Accounts

Our ten largest financing and leasing asset accounts, the vast majority of which are lessors of air and rail assets, in the aggregate represented 10.4% of our total financing and leasing assets at June 30, 2015 (the largest account was less than 2.0%) and 11.1% at December 31, 2014.

Geographic Concentrations

The following table represents the financing and leasing assets by obligor geography:

Financing and Leasing Assets by Obligor — Geographic Region (dollars in millions)

	June 30, 2015		December 31, 2014
Northeast	$6,954.9	19.4%	$6,552.0	18.4%
Midwest	3,954.6	11.0%	3,821.6	10.7%
Southeast	3,823.2	10.7%	3,732.9	10.5%
Southwest	3,768.1	10.5%	3,852.8	10.8%
West	3,249.9	9.1%	3,183.1	8.9%
Total U.S.	21,750.7	60.7%	21,142.4	59.3%
Asia / Pacific	4,548.9	12.7%	4,712.8	13.2%
Europe	3,079.0	8.6%	3,192.4	9.0%
Canada	2,441.8	6.8%	2,520.6	7.1%
Latin America	1,517.0	4.2%	1,651.7	4.6%
All other countries	2,508.3	7.0%	2,423.6	6.8%
Total	$35,845.7	100.0%	$35,643.5	100.0%

62   CIT GROUP INC

The following table summarizes both state concentrations greater than 5.0% and international country concentrations in excess of 1.0% of our financing and leasing assets:

Financing and Leasing Assets by Obligor — State and Country (dollars in millions)

	June 30, 2015		December 31, 2014
State
Texas	$3,179.2	8.9%	$3,261.4	9.1%
New York	2,239.4	6.2%	2,492.3	7.0%
All other states	16,332.1	45.6%	15,388.7	43.2%
Total U.S.	$21,750.7	60.7%	$21,142.4	59.3%
Country
Canada	$2,441.8	6.8%	$2,520.6	7.1%
England	1,011.1	2.8%	855.3	2.4%
Australia	1,007.2	2.8%	1,029.1	2.9%
China	992.1	2.8%	1,043.7	2.9%
Mexico	613.7	1.7%	670.7	1.9%
Brazil	535.5	1.5%	579.5	1.6%
Philippines	501.1	1.4%	511.3	1.4%
Indonesia	415.0	1.2%	424.4	1.2%
Russia(1)	410.2	1.1%	400.0	1.1%
All other countries	6,167.3	17.2%	6,466.5	18.2%
Total International	$14,095.0	39.3%	$14,501.1	40.7%

(1)	Most of the balance represents operating lease equipment.

Industry Concentrations

The following table represents financing and leasing assets by industry of obligor:

Financing and Leasing Assets by Obligor — Industry (dollars in millions)

	June 30, 2015		December 31, 2014
Commercial airlines (including regional airlines)(1)	$9,994.5	27.9%	$10,313.7	28.9%
Manufacturing(2)	4,649.7	13.0%	4,702.6	13.2%
Transportation(3)	3,901.2	10.9%	3,361.7	9.5%
Retail(4)	2,945.9	8.2%	3,187.8	8.9%
Service industries	2,645.5	7.4%	2,553.6	7.2%
Real Estate	1,727.4	4.8%	1,590.5	4.5%
Wholesale	1,616.7	4.5%	1,710.3	4.8%
Oil and gas extraction / services	1,517.9	4.2%	1,483.4	4.2%
Energy and utilities	1,494.4	4.2%	1,513.2	4.2%
Healthcare	1,250.9	3.5%	1,159.7	3.3%
Finance and insurance	807.2	2.2%	782.9	2.2%
Other (no industry greater than 2%)	3,294.4	9.2%	3,284.1	9.1%
Total	$35,845.7	100.0%	$35,643.5	100.0%

(1)	Includes the Commercial Aerospace Portfolio and additional financing and leasing assets that are not commercial aircraft.

(2)	At June 30, 2015, includes manufacturers of chemicals, including pharmaceuticals (3.1%), petroleum and coal, including refining (1.6%), and stone, clay, glass and concrete (1.1%).

(3)	At June 30, 2015, included rail (4.2%), maritime (4.0%), and trucking and shipping (1.6%).

(4)	At June 30, 2015, includes retailers of apparel (3.7%) and general merchandise (1.2%).

Direct exposure to customers in the energy industry includes $1.5 billion in energy and utilities and $1.5 billion in the oil and gas extraction/services industries at June 30, 2015. Energy and utilities primarily consists of project finance transactions supporting unregulated power generation plants, mostly fueled by natural gas. Approximately $1.1 billion of the exposure to oil and gas extraction/services includes railcars, primarily tank and sand railcars, leased to companies in these industries. There is also approximately $0.4 billion of loans that are exposed to

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   63

oil (the majority in energy services and the remaining in exploration and production), a majority of which is secured by equipment and working capital assets.

Operating Lease Equipment — Rail

TIF’s global Rail business has a fleet of approximately 123,000 railcars and locomotives, including approximately 32,000 tank cars. The North American fleet has approximately 21,000 tank cars used in the transport of crude oil, ethanol and other flammable liquids (collectively, “Flammable Liquids”). Of the 21,000 tank cars, approximately 13,000 tank cars are leased directly to railroads and other diversified shippers for the transportation of crude by rail. The owned fleet also contains approximately 10,000 sand cars (covered hoppers) leased to customers to support crude oil and natural gas production.

On May 1, 2015, the U.S. Pipeline and Hazardous Materials Safety Administration (“PHMSA”) and Transport Canada (“TC”) each released their final rules (the “Final Rules”), which were generally aligned in recognition that many railcars are used in both countries. The Final U.S. Rules apply to all High Hazard Flammable Trains (“HHFT”), which is defined as trains with a continuous block of 20 or more tank cars loaded with a flammable liquid or 35 or more tank cars loaded with a flammable liquid dispersed through a train. The Final US Rules (i) establish enhanced DOT Specification 117 design and performance criteria applicable to tank cars constructed after October 1, 2015 for use in an HHFT and (ii) require retrofitting existing tank cars in accordance with DOT-prescribed retrofit design or performance standard for use in a HHFT. The retrofit timeline is based on two risk factors, the packing group of the flammable liquid and the differing types of DOT-111 and CPC-1232 tank cars. The Final US Rules also established new braking standards, requiring HHFTs to have in place a functioning two-way end-of-train device or a distributive power braking system. Any high-hazard flammable unit train (“HHFUT”) (a single train traveling over 30 MPH with 70 or more tank cars loaded with Class 3 flammable liquids), with at least one tank car with Packing Group I materials, must be operated with an electronically controlled pneumatic (“ECP”) braking system by January 1, 2021. All other HHFUTs must have ECP braking systems installed by May 1, 2023. In addition, the Final U.S. Rules establish speed restrictions for HHFTs, establish standards for rail routing analysis, require improved information sharing with state and local officials, and require more accurate classification of unrefined petroleum-based products, including developing and carrying out sampling and testing programs.

As noted above, CIT has approximately 21,000 tank cars in its North American fleet used in the transport of Flammable Liquids, of which less than half were manufactured prior to the adoption of the CPC-1232 standard. Based on our preliminary analysis of the Final U.S. Rules, approximately 1,000 cars in our current tank car fleet require retrofitting by March 2018. Approximately 75% of the cars in our flammable tank car fleet have a deadline of 2023 or later for modification, although we may decide to retrofit them sooner. Current tank cars on order are being configured to meet the Final U.S. Rules, except for the installation of ECP braking systems. CIT is currently evaluating how the Final U.S. Rules will impact its business and customers. However, based on our preliminary analysis, we expect to retrofit most, if not all, of our cars impacted by the Final U.S. Rules and to amortize the cost over the remaining asset life of the cars.

Commercial Aerospace

The following tables present details on our commercial and regional aerospace portfolio (“Commercial Aerospace”). The net investment in regional aerospace financing and leasing assets was $47 million at June 30, 2015 and December 31, 2014, and was substantially comprised of loans and capital leases. The information presented below by region, manufacturer, and body type, is based on our operating lease aircraft portfolio, which comprises 91% of our total commercial aerospace portfolio net investment at June 30, 2015.

Commercial Aerospace Portfolio (dollars in millions)

	June 30, 2015		December 31, 2014
	Net Investment	Number	Net Investment	Number
By Product:
Operating lease(1)	$9,030.7	272	$9,309.3	279
Loan	591.1	49	635.0	50
Capital lease	328.1	21	335.6	21
Total	$9,949.9	342	$10,279.9	350

(1) – See following page for footnote explanation.

64   CIT GROUP INC

Commercial Aerospace Operating Lease Portfolio (continued) (dollars in millions)(1)

	June 30, 2015		December 31, 2014
	Net Investment	Number	Net Investment	Number
By Region:
Asia / Pacific	$3,422.8	87	$3,610.0	88
U.S. and Canada	2,037.0	60	1,802.6	57
Europe	1,946.4	76	2,135.4	82
Latin America	951.2	35	994.9	37
Africa / Middle East	673.3	14	766.4	15
Total	$9,030.7	272	$9,309.3	279
By Manufacturer:
Airbus	$5,846.0	156	$5,985.5	160
Boeing	2,558.2	94	2,711.6	98
Embraer	566.5	21	547.2	20
Other	60.0	1	65.0	1
Total	$9,030.7	272	$9,309.3	279
By Body Type(2):
Narrow body	$5,962.6	223	$6,287.8	230
Intermediate	3,007.0	47	2,955.3	47
Regional and other	61.1	2	66.2	2
Total	$9,030.7	272	$9,309.3	279
Number of customers		94		98
Weighted average age of fleet (years)		6		5

(1)	Includes operating lease equipment held for sale.

(2)	Narrow body are single aisle design and consist primarily of Boeing 737 and 757 series, Airbus A320 series, and Embraer E170 and E190 aircraft. Intermediate body are smaller twin aisle design and consist primarily of Boeing 767 series and Airbus A330 series aircraft. Regional and Other includes aircraft and related equipment, such as engines.

Our top five commercial aerospace outstanding exposures totaled $2,449.7 million at June 30, 2015. The largest individual outstanding exposure totaled $700.3 million at June 30, 2015, which was to a U.S. carrier. See Note 13 — Commitments in Item 1. Consolidated Financial Statements for additional information regarding commitments to purchase additional aircraft.

OTHER ASSETS / OTHER LIABILITIES

The following tables present components of other assets and other liabilities.

Other Assets (dollars in millions)

	June 30, 2015	December 31, 2014
Deposits on commercial aerospace equipment	$816.9	$736.3
Deferred federal and state tax assets	376.5	422.5
Furniture and fixtures	144.4	126.4
Deferred costs, including debt related costs	126.8	148.1
Tax receivables, other than income taxes	103.0	102.0
Fair value of derivative financial instruments	101.5	168.0
Executive retirement plan and deferred compensation	95.9	96.7
Other	385.1	332.4
Total other assets	$2,150.1	$2,132.4

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   65

Other Liabilities (dollars in millions)

	June 30, 2015	December 31, 2014
Equipment maintenance reserves	$982.5	$960.4
Accrued expenses and accounts payable	439.2	478.3
Current taxes payable and deferred taxes	345.6	319.1
Security and other deposits	265.9	368.0
Accrued interest payable	221.2	243.7
Valuation adjustment relating to aerospace commitments	117.1	121.2
Other liabilities	395.4	398.1
Total other liabilities	$2,766.9	$2,888.8

RISK MANAGEMENT

CIT is subject to a variety of risks that may arise through the Company’s business activities, including the following principal forms of risk:

■	Strategic risk is the impact on earnings or capital arising from adverse strategic business decisions, improper implementation of strategic decisions, or lack of responsiveness to changes in the industry, including changes in the financial services industry as well as fundamental changes in the businesses in which our customers and our firm engages.

■	Credit risk is the risk of loss (including the incurrence of additional expenses) when a borrower does not meet its financial obligations to the Company. Credit risk may arise from lending, leasing, and/or counterparty activities.

■	Asset risk is the equipment valuation and residual risk of lease equipment owned by the Company that arises from fluctuations in the supply and demand for the underlying leased equipment. The Company is exposed to the risk that, at the end of the lease term, the value of the asset will be lower than expected, resulting in either reduced future lease income over the remaining life of the asset or a lower sale value.

■	Market risk includes interest rate and foreign currency risk. Interest rate risk is the impact that fluctuations in interest rates will have on the Company’s net finance revenue and on the market value of the Company’s assets, liabilities and derivatives. Foreign exchange risk is the economic impact that fluctuations in exchange rates between currencies can have on the Company’s non-dollar denominated assets and liabilities.

■	Liquidity risk is the risk that the Company has an inability to maintain adequate cash resources and funding capacity to meet its obligations, including under stress scenarios.

■	Capital risk is the risk that the Company does not have adequate capital to cover its risks and to support its growth and strategic objectives.

■	Operational risk is the risk of financial loss, damage to the Company’s reputation, or other adverse impacts resulting from inadequate or failed internal processes and systems, people or external events.

■	Information Technology Risk is the risk of financial loss, damage to the company’s reputation or other adverse impacts resulting from unauthorized (malicious or accidental) disclosure, modification, or destruction of information, including cyber-crime, unintentional errors and omissions, IT disruptions due to natural or man-made disasters, or failure to exercise due care and diligence in the implementation and operation of an IT system.

■	Legal and Regulatory Risk is the risk that the Company is not in compliance with applicable laws and regulations, which may result in fines, regulatory criticism or business restrictions, or damage to the Company’s reputation.

■	Reputational Risk is the potential that negative publicity, whether true or not, will cause a decline in the value of the Company due to changes in the customer base, costly litigation, or other revenue reductions.

In order to effectively manage risk, the Company has established a governance and oversight structure that includes defining the Company’s risk appetite and setting limits, underwriting standards and target performance metrics that are aligned with the risk appetite, and establishing credit approval authorities. The Company ensures effective risk governance and oversight through the establishment and enforcement of policies and procedures, risk governance committees, management information systems, models and analytics, staffing and training to ensure appropriate expertise, and the identification, monitoring and reporting of risks so that they are proactively managed.

Our policies and procedures relating to Risk Management are detailed in our Form 10-K for the year ended December 31, 2014.

66   CIT GROUP INC

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

Deposits continued to grow as a percent of total funding. CIT Bank sources deposits primarily through direct-to-consumer (via the internet) and brokered channels. At June 30, 2015, the Bank had approximately $17 billion in deposits, more than half of which were obtained through our direct channel while approximately one-third were sourced through brokers with the remainder from institutional and other sources. Fixed rate, term deposits represented 66% of our deposit portfolio. The deposit rates we offer can be influenced by market conditions and competitive factors. Changes in interest rates can affect our pricing and potentially impact our ability to gather and retain deposits. Rates offered by competitors also can influence our rates and our ability to attract and hold deposits. In a rising rate environment, the Bank may need to increase rates to renew maturing deposits and attract new deposits. Rates on our savings account deposits may fluctuate due to pricing competition and may also move with short-term interest rates. In general, retail deposits represent a low-cost source of funds and are less sensitive to interest rate changes than many non-deposit funding sources. Our ability to gather brokered deposits may be more sensitive to rate changes than other types of deposits. We manage this risk by limiting maturity concentration and emphasizing new issuance in long-dated maturities of up to ten years. We regularly stress test the effect of deposit rate changes on our margins and seek to achieve optimal alignment between assets and liabilities from an interest rate risk management perspective.

The table below summarizes the results of simulation modeling produced by our asset/liability management system. The results reflect the percentage change in the EVE and NII Sensitivity over the next twelve months assuming an immediate 100 basis point parallel increase or decrease in interest rates. NII sensitivity is based on a static balance sheet projection.

Change to NII Sensitivity and EVE

	June 30, 2015		March 31, 2015		December 31, 2014
	+100 bps	–100 bps	+100 bps	–100 bps	+100 bps	–100 bps
NII Sensitivity	6.3%	(2.2)%	6.5%	(1.8)%	6.4%	(0.8)%
EVE	2.3%	(2.3)%	2.6%	(2.5)%	1.9%	(1.6)%

The changes to the interest rate risk metrics from year-end 2014 reflect the repayment of $1.2 billion of unsecured debt that matured in the first quarter, and to a certain extent by an increase in fixed rate CD issuances, which extended the duration of liabilities resulting in increased EVE impact. As of June 30, 2015, the changes in sensitivities compared to March 31, 2015 reflect primarily the decrease in sensitivity due to cash and investments as we continued purchase of callable agency bonds during the quarter. As of March 31, 2015, for NII Sensitivity, the positive rate shock scenario compared to December 31, 2014 reflected an increase in net asset sensitivity due to the unsecured debt maturity, which was partially offset by a decrease in sensitivity from lower cash and investment balances. The NII sensitivity in the negative rate scenario was primarily impacted by the unsecured debt maturity.

As detailed in the above table, NII sensitivity is positive to an increase in interest rates. This is primarily driven by our cash and investment securities position, and floating rate commercial loan portfolio (of which approximately $3.8 billion are subject to LIBOR floors), which reprice frequently. On a net basis, we generally have more floating/repricing assets than liabilities in the near term. As a result, our current portfolio is more sensitive to moves in short-term interest rates in the near term. Therefore, our NFR may increase if short-term interest rates rise, or decrease if

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

FUNDING AND LIQUIDITY

CIT actively manages and monitors its funding and liquidity sources against relevant limits and targets. These sources satisfy funding and other operating obligations, while also providing protection against unforeseen stress events like unanticipated funding obligations, such as customer line draws, or disruptions to capital markets or other funding sources. As a result of the acquisition of OWB, the Company is evaluating its sources of funding, which may result in changes to the mix and/or structure of its liabilities. Primary liquidity sources at June 30, 2015 include:

■	Cash totaled $5.5 billion at June 30, 2015, compared to $7.1 billion at December 31, 2014. Cash at June 30, 2015 consisted of $1.1 billion related to the bank holding company, and $2.9 billion at CIT Bank (excluding $0.1 billion of restricted cash), with the remainder comprised of cash at operating subsidiaries and other restricted balances.

■	Securities purchased under agreements to resell (“reverse repurchase agreements”) totaled $750 million at June 30, 2015, up from $650 million at December 31, 2014. CIT enters into reverse repurchase agreements in an effort to improve returns on excess liquidity. These agreements are mostly short-term securities that mature predominately within three months, and are secured by the underlying collateral, which is maintained at a third-party custodian. Interest earned on these securities is included in ‘Interest and dividends on interest bearing deposits and investments’ in the statement of operations. See Note 5 — Securities Purchased Under Resale Agreements in Item 1. Consolidated Financial Statements for further details.

■	Other short-term investment securities totaled $0.8 billion at June 30, 2015, which consisted of U.S. Treasury Bills and Government Agency discount notes and supranational securities that were classified as AFS and had remaining maturity dates of 90 days or less, compared to $1.1 billion at December 31, 2014. The current quarter balance does not include callable U.S. Government Agency securities of approximately

68   CIT GROUP INC

$500 million, which have stated maturity horizons of more than a year, and are callable by the issuer in less than a year.

■	A $1.5 billion multi-year committed revolving credit facility, of which $1.4 billion was unused at June 30, 2015; and

■	Committed securitization facilities and secured bank lines that totaled $4.7 billion, of which $2.8 billion was unused at June 30, 2015, provided that eligible assets are available that can be funded through these facilities.

Asset liquidity is further enhanced by our ability to sell or syndicate portfolio assets in secondary markets, which also enables us to manage credit exposure, and to pledge assets to access secured borrowing facilities through the Federal Home Loan Banks (“FHLB”) and FRB.

The acquisition price of the OneWest Transaction included a cash portion of $1.9 billion, which was paid from available liquidity at the BHC on August 3, 2015.

As a result of our continued funding and liability management initiatives, the weighted average coupon rates on outstanding deposits and long-term borrowings was 3.04% at June 30, 2015, down from 3.11% at December 31, 2014, reflecting a higher proportion of deposits to total funding sources. The following table reflects our funding mix:

Funding Mix (dollars in millions)

	June 30, 2015	December 31, 2014
Deposits	51%	46%
Secured	17%	19%
Unsecured	32%	35%

The higher deposit base is reflective of the growth in CIT Bank assets. The unsecured notes outstanding in dollar amount declined compared to December 31, 2014, reflecting the $1.2 billion February 2015 debt maturity. The percentage of secured funding declined compared to December 31, 2014 reflecting amortization of secured transactions as well as reduced utilization of FHLB facilities. These proportions will fluctuate in the future depending upon our funding activities.

Deposits

We continued to grow deposits during 2015 to fund our bank lending and leasing activities. The weighted average coupon rate of total deposits was 1.74%, up from 1.69% at December 31, 2014. The following table details our deposits by type:

Deposits (dollars in millions)

	June 30, 2015	December 31, 2014
Online deposits	$10,119.7	$8,858.5
Brokered CDs / sweeps	6,162.7	5,986.0
Other(1)	985.4	1,005.3
Total	$17,267.8	$15,849.8

(1)	Other primarily includes a deposit sweep arrangement related to Healthcare Savings Accounts and deposits at our Brazil bank.

Long-term Borrowings

Long-term borrowings consist of unsecured and secured debt and totaled $16.4 billion at June 30, 2015, down from $18.5 billion at December 31, 2014, reflecting the repayment of $1.2 billion of maturing unsecured notes in the first quarter of 2015. The remaining decline was due to net repayments of secured borrowings. The weighted average coupon rate of long-term borrowings at June 30, 2015 was 4.41%, up from 4.32% at December 31, 2014, reflecting the change in mix.

Unsecured

Revolving Credit Facility

There were no borrowings outstanding under the Revolving Credit Facility at either June 30, 2015 or December 31, 2014. The amount available to draw upon was approximately $1.4 billion at June 30, 2015, with the remaining amount of approximately $0.1 billion utilized for issuance of letters of credit.

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

The Revolving Credit Facility is unsecured and is guaranteed by eight of the Company’s domestic operating subsidiaries. The facility was amended to modify the covenant requiring a minimum guarantor asset coverage ratio and the criteria for calculating the ratio. The amended covenant requires a minimum guarantor asset coverage ratio ranging from 1.25:1.0 to the current requirement of 1.5:1.0 depending on the Company’s long-term senior unsecured debt rating. As of June 30, 2015, the last reported asset coverage ratio was 2.63x.

Senior Unsecured Notes

At June 30, 2015, unsecured notes outstanding totaled $10.7 billion, compared to $11.9 billion at December 31, 2014. The weighted average coupon rate of unsecured long-term borrowings at June 30, 2015 was 5.03%, up slightly from 5.00% at December 31, 2014. The decline in outstanding balance and slight increase in rate reflect the repayment of $1.2 billion of maturing 4.75% notes.

See Note 7 — Long-term Borrowings in Item 1. Consolidated Financial Statements for further detail.

Secured

Secured borrowings totaled $5.7 billion at June 30, 2015, compared to $6.5 billion at December 31, 2014. The weighted average coupon rate of secured long-term borrowings at June 30, 2015 was 3.23%, up from 3.09% at December 31, 2014, reflecting lower FHLB borrowings.

As part of our liquidity management strategy, we may pledge assets to secure financing transactions (which include securitizations), to secure advances from the FHLB or for other purposes as required or permitted by law. Our secured financing transactions do not meet accounting requirements for sale treatment and are recorded as secured borrowings, with the assets remaining on-balance sheet pursuant to GAAP. The debt associated with these transactions is collateralized by receivables, leases, investment securities and/or equipment. Certain related cash balances are restricted.

CIT Bank secured borrowings totaled $1.4 billion and $1.9 billion at June 30, 2015 and December 31, 2014, respectively, which were secured by $2.0 billion and $2.4 billion of pledged assets at June 30, 2015 and December 31, 2014. Non-bank secured borrowings were $4.3 billion and $4.7 billion at June 30, 2015 and December 31, 2014, respectively, and were secured by assets of $7.4 billion and $8.3 billion, respectively.

FHLB Advances

CIT Bank is a member of the FHLB and may borrow under lines of credit that are secured by a blanket lien on the subsidiary’s assets and collateral pledged, including real estate assets. At June 30, 2015, $147 million of advances were outstanding and $161 million of collateral was pledged. The outstanding amounts were repaid and collateral was released in July 2015. At December 31, 2014, $255 million of advances were outstanding and $310 million of collateral was pledged.

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

At June 30, 2015, a total of $1,783.3 million of assets and secured debt totaling $1,185.5 million issued to investors was outstanding under the GSI Facilities. After adjustment to the amount of actual qualifying borrowing base under terms of the GSI Facilities, this secured debt provided for usage of $1,002.8 million of the maximum notional amount of the GSI Facilities. The remaining $1,122.2 million of the maximum notional amount represents the unused portion of the GSI Facilities and constitutes the notional amount of derivative financial instruments. Unsecured counterparty receivable of $538 million at June 30, 2015 is owed to CIT from GSI for debt discount, return of collateral posted to GSI and settlements resulting from market value changes to asset-backed securities underlying the structures.

The CFL Facility was structured as a TRS to satisfy the specific requirements to obtain this funding commitment from GSI. Under the terms of the GSI Facilities, CIT raises cash from the issuance of ABS to investors designated by GSI under the total return swap, equivalent to the face amount of the ABS less an adjustment for any original issue discount (“OID”) which equals the market price of the ABS. CIT is also required to deposit a portion of the face amount of the ABS with GSI as additional collateral prior to funding ABS through the GSI Facilities.

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

70   CIT GROUP INC

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

Based on the Company’s valuation, a liability of $31.9 million and $24.5 million was recorded at June 30, 2015 and December 31, 2014, respectively. The change in value of $6.4 million and $7.4 million was recognized as a reduction to Other Income for the quarter and six months ended June 30, 2015, respectively. The change in value of $11.4 million and $9.7 million was recognized as a benefit to Other Income for the quarter and six months ended June 30, 2014, respectively.

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

Our debt ratings at June 30, 2015, as rated by Standard & Poor’s Ratings Services (“S&P”), Fitch Ratings, Inc. (“Fitch”), Moody’s Investors Service (“Moody’s”) and Dominion Bond Rating Service (“DBRS”) are presented in the following table.

Debt Ratings as of June 30, 2015

	S&P	Fitch	Moody’s	DBRS
Issuer / Counterparty Credit Rating	BB-	BB+	NR	BB
Revolving Credit Facility Rating	BB-	BB+	B1	BBB (Low)
Series C Notes / Senior Unsecured Debt Rating	BB-	BB+	B1	BB
Outlook	Positive	Stable	Stable	Positive

NR — Not Rated

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

Tax Implications of Cash in Foreign Subsidiaries

Cash held by foreign subsidiaries totaled $1.3 billion, including cash available to the BHC and restricted cash, at June 30, 2015, compared to $1.8 billion at December 31, 2014.

Other than in a limited number of jurisdictions, Management does not intend to indefinitely reinvest foreign earnings.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   71

Contractual Payments and Commitments

The following tables summarize significant contractual payments and contractual commitment expirations at June 30, 2015. Certain amounts in the payments table are not the same as the respective balance sheet totals, because this table is based on contractual amounts and excludes items such as issue discounts and FSA discounts. Actual cash flows could vary materially from those depicted in the payments table as further explained in the table footnotes.

Payments for the Twelve Months Ended June 30(1) (dollars in millions)

	Total	2016	2017	2018	2019	2020+
Secured borrowings(2)	$5,700.1	$1,811.8	$966.2	$714.6	$505.5	$1,702.0
Senior unsecured	10,751.4	–	1,250.0	3,950.0	2,750.0	2,801.4
Total Long-term borrowings	16,451.5	1,811.8	2,216.2	4,664.6	3,255.5	4,503.4
Deposits	17,268.9	7,252.5	1,949.0	2,494.8	1,296.1	4,276.5
Credit balances of factoring clients	1,373.3	1,373.3	–	–	–	–
Lease rental expense	161.9	30.5	28.9	26.0	24.4	52.1
Total contractual payments	$35,255.6	$10,468.1	$4,194.1	$7,185.4	$4,576.0	$8,832.0

(1)	Projected payments of debt interest expense and obligations relating to postretirement programs are excluded.

(2)	Includes non-recourse secured borrowings, which are generally repaid in conjunction with the pledged receivable maturities.

Commitment Expiration by Twelve Month Periods Ended June 30 (dollars in millions)

	Total	2016	2017	2018	2019	2020+
Financing commitments	$5,239.4	$1,082.1	$675.8	$1,044.6	$1,043.5	$1,393.4
Aerospace equipment purchase commitments(1)	10,639.5	1,033.4	755.6	1,479.6	2,462.3	4,908.6
Rail and other equipment purchase commitments	1,568.6	1,009.3	559.3	–	–	–
Letters of credit	385.6	72.5	47.1	36.9	173.9	55.2
Deferred purchase agreements	1,400.4	1,400.4	–	–	–	–
Guarantees, acceptances and other recourse obligations	1.3	1.3	–	–	–	–
Liabilities for unrecognized tax obligations(2)	41.8	5.0	36.8	–	–	–
Total contractual commitments	$19,276.6	$4,604.0	$2,074.6	$2,561.1	$3,679.7	$6,357.2

(1)	Aerospace commitments are net of amounts on deposit with manufacturers.

(2)	The balance cannot be estimated past 2017; therefore the remaining balance is reflected in 2017.

Financing commitments increased from $4.7 billion at December 31, 2014 to $5.2 billion at June 30, 2015. This includes commitments that have been extended to and accepted by customers or agents, but on which the criteria for funding have not been completed of $751 million at June 30, 2015. Also included are Commercial Services credit line agreements, with an amount available at June 30, 2015 of $394 million, net of amount of receivables assigned to us. These are cancellable by CIT only after a notice period.

At June 30, 2015, substantially all our undrawn financing commitments were senior facilities, with approximately 80% secured by equipment or other assets and the remainder comprised of cash flow or enterprise value facilities. Most of our undrawn and available financing commitments are in the Corporate Finance division of NACF. The top ten undrawn commitments totaled $380 million at June 30, 2015.

The table above includes approximately $1.5 billion of undrawn financing commitments at June 30, 2015 that were not in compliance with contractual obligations, and therefore CIT does not have the contractual obligation to lend.

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

72   CIT GROUP INC

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

Return of Capital

Capital returned during the six months ended June 30, 2015 totaled $446 million, including repurchases of $393 million of our common stock and over $53 million in dividends.

The Board authorized an additional $200 million share repurchase program in April 2015, of which $139 million remained at June 30, 2015. During the quarter, we repurchased 1.3 million of our shares at an average price of $45.87 for an aggregate purchase price of $61 million. For the six months ended June 30, 2015, we repurchased 8.6 million of our shares at an average price of $45.50 for an aggregate purchase price of $393 million. During July 2015, we repurchased an additional 2 million shares for an aggregate purchase price of $91 million. The repurchases were effected via open market purchases and through plans designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended.

Our 2015 common stock dividends were as follows:

2015 Dividends

Declaration Date	Payment Date	Per Share Dividend
January	February 28, 2015	$0.15
April	May 29, 2015	$0.15
July	August 28, 2015	$0.15

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

The Basel III Final Rule provides for a number of deductions from and adjustments to CET1. These include, for example, goodwill, other intangible assets, and deferred tax assets (“DTAs”) that arise from net operating loss and tax credit carryforwards net of any related valuation allowance. Also, mortgage servicing rights, DTAs arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial institutions must be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1. The non-DTA related deductions (goodwill, intangibles, etc.) may be reduced by netting with any associated deferred tax liabilities (“DTLs”). As for the DTA deductions, the netting of any remaining DTL must be allocated in proportion to the DTAs arising from net operating losses and tax credit carryforwards and those arising from temporary differences.

Implementation of some of these deductions to CET1 began on January 1, 2015, and will be phased-in over a 4-year period (beginning at 40% on January 1, 2015 and adding 20% per year thereafter until January 1, 2018).

In addition, under the Basel I general risk-based capital rules, the effects of certain components of accumulated other comprehensive income (“AOCI”) included in shareholders’ equity (for example, mark-to-market of securities held in the available-for-sale (“AFS”) portfolio) under U.S. GAAP are reversed for the purpose of determining regulatory capital ratios. Pursuant to the Basel III Final Rule, the effects of these AOCI items are not excluded; however, non-advanced approaches banking organizations, including the Company and CIT Bank, may make a one-time permanent election to continue to exclude the AOCI items currently excluded under Basel I. Both the Company and CIT Bank have elected to exclude AOCI items from regulatory capital ratios. The Basel III Final Rule also precludes certain hybrid securities, such as trust preferred securities, from inclusion in bank holding companies’ Tier 1 capital. The Company does not have any hybrid securities outstanding at June 30, 2015.

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

The Company and CIT Bank have met all capital requirements under the Basel III Final Rule, including the capital conservation buffer, as if such requirements were currently effective. The following table presents CIT’s and CIT Bank’s estimated capital ratios as of June 30, 2015 calculated under the fully phased-in Basel III Final Rule — Standardized approach.

Preliminary Basel III Capital Ratios — Fully Phased-in Standardized Approach(1) As of June 30, 2015 (dollars in millions)

	CIT			CIT Bank
	Estimated	Requirement		Estimated	Requirement
CIT
Capital
CET1	$8,019.9			$2,605.2
Tier 1	8,019.9			2,605.2
Total	8,408.9			2,865.5
Risk-weighted assets	55,665.3			20,766.6
Adjusted quarterly average assets	45,352.6			21,312.2
Capital ratios
CET1	14.4%	7.0	%(2)	12.5%	7.0	%(2)
Tier 1	14.4%	8.5	%(2)	12.5%	8.5	%(2)
Total	15.1%	10.5	%(2)	13.8%	10.5	%(2)
Leverage	17.7%	4.0%		12.2%	4.0%

(1)	Basel III Final Rule calculated under the Standardized Approach on a fully phased-in basis that will be required effective January 1, 2019.

(2)	Required ratios under the Basel III Final Rule include the post-transition minimum capital conservation buffer effective January 1, 2019.

74   CIT GROUP INC

Capital Composition and Ratios

The Company is subject to various regulatory capital requirements. We compute capital ratios in accordance with Federal Reserve capital guidelines for assessing adequacy of capital. At June 30, 2015, the regulatory capital guidelines applicable to the Company were based on the Basel III Final Rule. The ratios presented in the following table for June 30, 2015 are calculated under the current rules. At December 31, 2014, the regulatory capital guidelines that were applicable to the Company were based on the Capital Accord of the Basel Committee on Banking Supervision (Basel I). The ratios were not significantly impacted by the change.

Tier 1 Capital and Total Capital Components(1) (dollars in millions)

Tier 1 Capital	Partially Phased-in Basis June 30, 2015	Fully Phased-in Basis June 30, 2015	December 31, 2014
Total stockholders’ equity	$8,807.1	$8,807.1	$9,068.9
Effect of certain items in accumulated other comprehensive loss excluded from Tier 1 Capital and qualifying noncontrolling interests	59.2	59.2	53.0
Adjusted total equity	8,866.3	8,866.3	9,121.9
Less: Goodwill(1)	(485.2)	(485.2)	(571.3)
Disallowed deferred tax assets	(339.7)	(339.7)	(416.8)
Disallowed intangible assets(2)	(8.6)	(21.5)	(25.7)
Investment in certain subsidiaries	NA	NA	(36.7)
Other Tier 1 components(3)	–	–	(4.1)
Common Equity Tier 1 Capital	8,032.8	8,019.9	8,067.3
Tier 1 Capital	8,032.8	8,019.9	8,067.3
Tier 2 Capital
Qualifying reserve for credit losses and other reserves(4)	389.0	389.0	381.8
Less: Investment in certain subsidiaries	NA	NA	(36.7)
Total qualifying capital	$8,421.8	$8,408.9	$8,412.4
Risk-weighted assets	$55,396.0	$55,665.3	$55,480.9
BHC Ratios
Common Equity Tier 1 Capital Ratio	14.5%	14.4%	NA
Tier 1 Capital Ratio	14.5%	14.4%	14.5%
Total Capital Ratio	15.2%	15.1%	15.2%
Tier 1 Leverage Ratio	17.7%	17.7%	17.4%
CIT Bank Ratios
Common Equity Tier 1 Capital Ratio	12.6%	12.5%	NA
Tier 1 Capital Ratio	12.6%	12.5%	13.0%
Total Capital Ratio	13.8%	13.8%	14.2%
Tier 1 Leverage Ratio	12.2%	12.2%	12.2%

(1)	The June 30, 2015 presentations reflects the risk-based capital guidelines under Basel III, which became effective on January 1, 2015, on a partially phased-in basis, and under the fully phased-in basis. The December 31, 2014 reflects the risk-based capital guidelines under then effective Basel I.

(2)	Goodwill and disallowed intangible assets adjustments also reflect the portion included within assets held for sale.

(3)	Includes the Tier 1 capital charge for nonfinancial equity investments under Basel I.

(4)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit, and deferred purchase agreements, all of which are recorded in Other Liabilities.

NA – Balance is not applicable under the respective guidelines.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   75

The change in common stockholders’ equity from December 31, 2014 was primarily driven by net income, less the impact of share repurchases and dividends.

The reconciliation of balance sheet assets to risk-weighted assets is presented below:

Risk-Weighted Assets (dollars in millions)

	June 30, 2015	December 31, 2014
Balance sheet assets	$46,657.2	$47,880.0
Risk weighting adjustments to balance sheet assets	(7,260.7)	(8,647.8)
Off balance sheet items	15,999.5	16,248.7
Risk-weighted assets	$55,396.0	$55,480.9

The risk weighting adjustments at June 30, 2015, reflect Basel III guidelines, whereas the December 31, 2014 risk weighting adjustments followed Basel I guidelines. The 2015 off balance sheet items primarily reflect commitments to purchase aircraft and railcars ($10.5 billion related to aircraft and $1.4 billion related to railcars), unused lines of credit ($2.0 billion credit equivalent, largely related to Corporate Finance division) and deferred purchase agreements ($1.4 billion related to the Commercial Services division). See Note 13 — Commitments in Item 1. Consolidated Financial Statements for further detail on commitments.

Tangible Book Value and Tangible Book Value per Share(1)

Tangible book value represents common equity less goodwill and other intangible assets. A reconciliation of CIT’s total common stockholders’ equity to tangible book value, a non-GAAP measure, follows:

Tangible Book Value and per Share Amounts (dollars in millions, except per share amounts)

	June 30, 2015	December 31, 2014
Total common stockholders’ equity	$8,807.1	$9,068.9
Less: Goodwill	(565.9)	(571.3)
Intangible assets	(21.4)	(25.7)
Tangible book value	$8,219.8	$8,471.9
Book value per share	$50.91	$50.13
Tangible book value per share	$47.51	$46.83

(1)	Tangible book value and tangible book value per share are non-GAAP measures.

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

As noted earlier in the Overview section, on August 3, 2015, CIT Bank merged with and into OneWest Bank under the CIT Bank, N.A. name. CIT Bank, N.A., is regulated by the OCC.

As detailed in the following Condensed Balance Sheet table, total assets increased about 4% to $21.9 billion from December 31, 2014. Cash and deposits with banks was down as balances were used to invest in higher earning securities, consisting of approximately $500 million of U.S. Government Agency notes.

Commercial loans totaled $15.7 billion at June 30, 2015, up 5% from December 31, 2014, as new business volumes, which represented nearly all of the new U.S. volumes for NACF and TIF, were partially offset by collections. The portfolio of operating lease equipment, which totaled $2.2 billion, was comprised primarily of railcars and some aircraft.

76   CIT GROUP INC

CIT Bank deposits were $17.3 billion at June 30, 2015, up 9% from December 31, 2014, supporting the asset growth and other debt reduction. Deposits continued to grow and online deposits exceeded $10 billion during the quarter. The weighted average interest rate was 1.69%, compared to 1.63% at December 31, 2014.

Borrowings at June 30, 2015 mainly consisted of debt related to secured borrowing transactions, the 2014 acquisition of Direct Capital and FHLB advances. Borrowings declined 25% from Dec 31, 2014 as deposits replaced maturities and paydowns.

The following presents condensed financial information for CIT Bank.

Condensed Balance Sheets (dollars in millions)

	June 30, 2015	December 31, 2014
ASSETS:
Cash and deposits with banks	$2,978.6	$3,684.9
Investment securities	785.4	285.2
Assets held for sale	132.4	22.8
Commercial loans	15,711.9	14,982.8
Allowance for loan losses	(283.8)	(269.5)
Operating lease equipment, net	2,163.6	2,026.3
Goodwill	167.8	167.8
Other assets	247.4	215.7
Total Assets	$21,903.3	$21,116.0
LIABILITIES AND EQUITY:
Deposits	$17,318.7	$15,877.9
Long-term borrowings	1,391.9	1,862.5
Other borrowings	–	303.1
Other liabilities	413.1	356.1
Total Liabilities	19,123.7	18,399.6
Total Equity	2,779.6	2,716.4
Total Liabilities and Equity	$21,903.3	$21,116.0
Capital Ratios
Common Equity Tier 1 Capital	12.6%	NA
Tier 1 Capital Ratio	12.6%	13.0%
Total Capital Ratio	13.8%	14.2%
Tier 1 Leverage ratio	12.2%	12.2%
NA – Not applicable under Basel I guidelines.
Financing and Leasing Assets by Segment (dollars in millions)
North American Commercial Finance	$13,116.6	$12,518.8
Transportation & International Finance	4,891.3	4,513.1
Total	$18,007.9	$17,031.9

We compute capital ratios in accordance with Federal Reserve capital guidelines for assessing adequacy of capital. At June 30, 2015, the regulatory capital guidelines applicable to the Bank were based on the Basel III Final Rule. The ratios presented in the previous table for June 30, 2015 are calculated under the current rules. At December 31, 2014, the regulatory capital guidelines that were applicable to the Bank were based on the Capital Accord of the Basel Committee on Banking Supervision (Basel I). The ratios were not significantly impacted by the change.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   77

Condensed Statements of Operations (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2015	2015	2014	2015	2014
Interest income	$203.3	$197.5	$169.8	$400.8	$327.6
Interest expense	(76.9)	(74.1)	(55.1)	(151.0)	(106.5)
Net interest revenue	126.4	123.4	114.7	249.8	221.1
Provision for credit losses	(21.9)	(32.1)	(14.6)	(54.0)	(39.4)
Net interest revenue, after credit provision	104.5	91.3	100.1	195.8	181.7
Rental income on operating leases	69.1	70.1	53.9	139.2	99.7
Other income	23.8	28.7	23.0	52.5	50.0
Total net revenue, net of interest expense and credit provision	197.4	190.1	177.0	387.5	331.4
Operating expenses	(118.6)	(101.4)	(82.5)	(220.0)	(167.9)
Depreciation on operating lease equipment	(29.1)	(28.6)	(22.7)	(57.7)	(40.9)
Income before provision for income taxes	49.7	60.1	71.8	109.8	122.6
Provision for income taxes	(12.1)	(25.0)	(30.4)	(37.1)	(48.2)
Net income	$37.6	$35.1	$41.4	$72.7	$74.4
New business volume	$1,995.7	$1,450.2	$2,049.3	$3,445.9	$3,709.7

The Bank’s results benefited from growth in AEA. The provision for credit losses for 2015 reflects higher reserve build due to increased assets and asset composition. The decline from the prior quarter is primarily due to a decrease in the non-specific reserve, as credit metrics remain at or near cyclical lows. Net charge-offs as a percentage of average finance receivables were 0.63%, compared to 0.21% in the year-ago quarter and 0.41% in the prior quarter. Year to date, net charge-offs were 0.52%, compared to 0.33% in 2014.

Other income was down from the year-ago and prior quarters, reflecting lower gains on asset sales and fee revenue. Operating expenses increased from the year-ago and prior quarters, reflecting the continued growth of both assets and deposits in the Bank, along with the additional employee costs associated with the third quarter 2014 acquisition of Direct Capital. As a % of AEA, operating expenses were 2.67%, up from 2.18% in the year-ago quarter and 2.34% in the prior quarter.

The provision for income taxes decreased in the quarter due to the previously mentioned favorable resolution of an uncertain tax position.

Net Finance Revenue (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2015	2015	2014	2015	2014
Interest income	$203.3	$197.5	$169.8	$400.8	$327.6
Rental income on operating leases	69.1	70.1	53.9	139.2	99.7
Finance revenue	272.4	267.6	223.7	540.0	427.3
Interest expense	(76.9)	(74.1)	(55.1)	(151.0)	(106.5)
Depreciation on operating lease equipment	(29.1)	(28.6)	(22.7)	(57.7)	(40.9)
Maintenance and other operating lease expenses*	(1.3)	(1.2)	(1.8)	(2.5)	(3.6)
Net finance revenue	$165.1	$163.7	$144.1	$328.8	$276.3
Average Earning Assets (“AEA”)	$17,571.4	$17,108.8	$14,792.4	$17,358.8	$14,329.9
As a % of AEA:
Interest income	4.63%	4.62%	4.59%	4.62%	4.57%
Rental income on operating leases	1.57%	1.64%	1.46%	1.60%	1.39%
Finance revenue	6.20%	6.26%	6.05%	6.22%	5.96%
Interest expense	(1.75)%	(1.73)%	(1.49)%	(1.74)%	(1.49)%
Depreciation on operating lease equipment	(0.66)%	(0.67)%	(0.61)%	(0.66)%	(0.57)%
Maintenance and other operating lease expenses*	(0.03)%	(0.03)%	(0.05)%	(0.03)%	(0.05)%
Net finance revenue	3.76%	3.83%	3.90%	3.79%	3.85%

*	Amounts included in CIT Bank operating expenses.

78   CIT GROUP INC

NFR increased from the year-ago period, reflecting the growth in financing and leasing assets, and was flat sequentially. NFM was down slightly from the year-ago and prior quarter, reflecting some pressure on loan yields. The operating lease portfolio contributed $39 million to NFR in the second quarter of 2015, down from $40 million in the prior quarter and up from $29 million in the year-ago quarter.

NFR and NFM are key metrics used by management to measure the profitability of our lending and leasing assets. NFR includes interest and fee income on our loans and capital leases, interest and dividend income on cash and investments, rental revenue from our leased equipment, depreciation and maintenance and other operating lease expenses, as well as funding costs. Since our asset composition includes an increasing level of operating lease equipment (12% of AEA for the quarter ended June 30, 2015), NFM is a more appropriate metric for the Bank than net interest margin (“NIM”) (a common metric used by other banks), as NIM does not fully reflect the earnings of our portfolio because it includes the impact of debt costs on all our assets but excludes the net revenue (rental income less depreciation and maintenance and other operating lease expenses) from operating leases.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   79

SELECT DATA AND AVERAGE BALANCES

The following table sets forth selected consolidated financial information regarding our results of operations, balance sheets and certain ratios.

Select Data (dollars in millions)

	At or for the Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2015	2015	2014	2015	2014
Select Statement of Operations Data
Net interest revenue	$18.6	$9.7	$47.6	$28.3	$77.9
Provision for credit losses	(18.4)	(34.6)	(10.2)	(53.0)	(46.9)
Total non-interest income	595.2	617.0	613.3	1,212.2	1,176.3
Total other expenses	(442.3)	(444.5)	(431.7)	(886.8)	(865.6)
Income from continuing operations	115.3	103.7	195.2	219.0	310.1
Net income	115.3	103.7	246.9	219.0	364.1
Per Common Share Data
Diluted income per common share – continuing operations	$0.66	$0.59	$1.02	$1.24	$1.60
Diluted income per common share	$0.66	$0.59	$1.29	$1.24	$1.88
Book value per common share	$50.91	$50.26	$46.42
Tangible book value per common share	$47.51	$46.89	$44.16
Dividends declared per common share	$0.15	$0.15	$0.10	$0.30	$0.20
Dividend payout ratio	22.8%	25.6%	7.7%	24.1%	10.7%
Performance Ratios
Return on average common stockholders’ equity	5.2%	4.7%	11.3%	5.0%	8.3%
Net finance revenue as a percentage of average earning assets	4.02%	4.00%	4.35%	4.01%	4.18%
Return on average continuing operations total assets	0.99%	0.88%	1.75%	0.93%	1.40%
Total ending equity to total ending assets	18.9%	18.9%	19.5%
Balance Sheet Data
Loans including receivables pledged	$19,649.3	$19,429.3	$18,604.4
Allowance for loan losses	(350.9)	(356.5)	(341.0)
Operating lease equipment, net	15,109.6	14,887.8	14,788.3
Goodwill	565.9	563.6	403.1
Total cash and interest bearing deposits	5,465.3	6,306.9	6,427.6
Investments securities and securities purchased under agreements to resell	2,442.9	1,797.4	823.1
Assets of discontinued operation	–	–	1.0
Total assets	46,657.2	46,416.0	44,152.7
Deposits	17,267.8	16,758.1	13,939.0
Long-term borrowings	16,441.6	16,658.3	17,545.5
Liabilities of discontinued operation	–	–	0.9
Total common stockholders’ equity	8,807.1	8,758.6	8,617.6
Credit Quality
Non-accrual loans as a percentage of finance receivables	1.01%	0.94%	1.02%
Net charge-offs as a percentage of average finance receivables	0.48%	0.43%	0.45%	0.46%	0.60%
Allowance for loan losses as a percentage of finance receivables	1.79%	1.83%	1.83%
Financial Ratios
Common Equity Tier 1 Capital Ratio	14.5%	14.2%	NA
Tier 1 Capital Ratio	14.5%	14.2%	16.0%
Total Capital Ratio	15.2%	14.9%	16.7%

NA – Not applicable under Basel I guidelines.

80   CIT GROUP INC

Quarterly Average Balances(1) and Associated Income (dollars in millions)

	June 30, 2015			March 31, 2015			June 30, 2014
	Average Balance	Revenue / Expense	Average Rate (%)	Average Balance	Revenue / Expense	Average Rate (%)	Average Balance	Revenue / Expense	Average Rate (%)
Interest bearing deposits	$4,829.4	$3.4	0.28%	$5,951.6	$4.0	0.27%	$4,620.9	$4.5	0.39%
Securities purchased under agreements to resell	675.0	1.0	0.59%	575.0	0.7	0.49%	–	–	–
Investments	1,510.6	4.6	1.22%	1,497.2	3.9	1.04%	2,035.8	3.9	0.77%
Loans (including held for sale)(2)(3)
U.S.	18,130.4	226.1	5.41%	17,908.2	220.0	5.36%	16,339.2	226.9	6.03%
Non-U.S.	2,161.3	48.7	9.01%	2,235.3	52.4	9.38%	3,510.0	74.5	8.49%
Total loans(2)	20,291.7	274.8	5.83%	20,143.5	272.4	5.84%	19,849.2	301.4	6.50%
Total interest earning assets / interest income(2)(3)	27,306.7	283.8	4.39%	28,167.3	281.0	4.22%	26,505.9	309.8	4.92%
Operating lease equipment, net (including held for sale)(4)
U.S.(4)	7,859.0	175.4	8.93%	7,769.5	177.8	9.15%	7,741.5	172.5	8.91%
Non-U.S.(4)	7,422.2	149.1	8.04%	7,420.0	149.9	8.08%	6,921.8	140.8	8.14%
Total operating lease equipment, net(4)	15,281.2	324.5	8.49%	15,189.5	327.7	8.63%	14,663.3	313.3	8.55%
Total earning assets(2)	42,587.9	608.3	5.91%	43,356.8	608.7	5.82%	41,169.2	623.1	6.25%
Non-interest earning assets
Cash due from banks	952.7			903.6			1,213.1
Allowance for loan losses	(358.0)			(347.7)			(350.4)
All other non-interest earning assets	3,285.5			3,317.1			2,546.5
Assets of discontinued operation	–			–			931.2
Total Average Assets	$46,468.1			$47,229.8			$45,509.6
Borrowings
Deposits	$16,934.9	$72.2	1.71%	$16,382.2	$69.0	1.68%	$13,608.5	$56.1	1.65%
Long-term borrowings(5)	16,540.3	193.0	4.67%	17,603.9	202.3	4.60%	18,226.2	206.1	4.52%
Total interest-bearing liabilities	33,475.2	265.2	3.17%	33,986.1	271.3	3.19%	31,834.7	262.2	3.29%
Credit balances of factoring clients	1,428.6			1,501.4			1,301.7
Other non-interest bearing liabilities	2,776.7			2,870.6			2,863.2
Liabilities of discontinued operation	–			–			793.9
Noncontrolling interests	0.5			(3.9)			8.4
Stockholders’ equity	8,787.1			8,875.6			8,707.7
Total Average Liabilities and Stockholders’ Equity	$46,468.1			$47,229.8			$45,509.6
Net revenue spread			2.74%			2.63%			2.96%
Impact of non-interest bearing sources			0.59%			0.59%			0.66%
Net revenue/yield on earning assets(2)		$343.1	3.33%		$337.4	3.22%		$360.9	3.62%

(1) – (5) –	See following page for footnote explanation.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk  81

Year to Date Average Balances(1) and Associated Income (dollars in millions)

	June 30, 2015			June 30, 2014
	Average Balance	Revenue / Expense	Average Rate (%)	Average Balance	Revenue / Expense	Average Rate (%)
Interest bearing deposits	$5,390.1	$7.4	0.27%	$4,955.8	$9.1	0.37%
Securities purchased under agreements to resell	650.0	1.7	0.52%	–	–	–
Investments	1,526.2	8.5	1.11%	2,269.6	8.1	0.71%
Loans (including held for sale)(2)(3)
U.S.	18,016.6	446.1	5.39%	16,087.1	441.3	5.97%
Non-U.S.	2,203.2	101.1	9.18%	3,622.5	153.5	8.47%
Total loans(2)	20,219.8	547.2	5.83%	19,709.6	594.8	6.46%
Total interest earning assets / interest income(2)(3)	27,786.1	564.8	4.29%	26,935.0	612.0	4.77%
Operating lease equipment, net (including held for sale)(4)
U.S.(4)	7,821.1	353.2	9.03%	7,556.7	328.7	8.70%
Non-U.S.(4)	7,424.1	299.0	8.05%	6,733.0	276.1	8.20%
Total operating lease equipment, net(4)	15,245.2	652.2	8.56%	14,289.7	604.8	8.46%
Total earning assets(2)	43,031.3	1,217.0	5.85%	41,224.7	1,216.8	6.10%
Non-interest earning assets
Cash due from banks	930.3			989.6
Allowance for loan losses	(352.3)			(354.3)
All other non-interest earning assets	3,301.5			2,460.5
Assets of discontinued operation	–			2,167.6
Total Average Assets	$46,910.8			$46,488.1
Borrowings
Deposits	$16,644.3	$141.2	1.70%	$13,213.3	$108.0	1.63%
Long-term borrowings(5)	17,131.2	395.3	4.61%	18,497.8	426.1	4.61%
Total interest-bearing liabilities	33,775.5	536.5	3.18%	31,711.1	534.1	3.37%
Credit balances of factoring clients	1,459.2			1,299.8
Other non-interest bearing liabilities	2,836.4			2,862.6
Liabilities of discontinued operation	–			1,852.0
Noncontrolling interests	(2.0)			10.3
Stockholders’ equity	8,841.7			8,752.3
Total Average Liabilities and Stockholders’ Equity	$46,910.8			$46,488.1
Net revenue spread			2.67%			2.73%
Impact of non-interest bearing sources			0.60%			0.69%
Net revenue/yield on earning assets(2)		$680.5	3.27%		$682.7	3.42%

(1)	The average balances presented are derived based on month end balances during the year. Tax exempt income was not significant in any of the years presented. Average rates are impacted by FSA accretion and amortization.

(2)	The rate presented is calculated net of average credit balances for factoring clients.

(3)	Non-accrual loans and related income are included in the respective categories.

(4)	Operating lease rental income is a significant source of revenue; therefore, we have presented the rental revenues net of depreciation and net of Maintenance and other operating lease expenses.

(5)	Interest and average rates include FSA accretion, including amounts accelerated due to redemptions or extinguishments, and accelerated original issue discount on debt extinguishment related to the GSI facility.

Interest income on interest bearing deposits, securities purchased under agreements to resell and investment securities was not significant in any of the quarters presented. Investments are typically a combination of high quality debt, primarily U.S. Treasury securities, U.S. Government Agency securities, and supranational and foreign government securities. Revenues were up reflecting a change in investment composition.

82  CIT GROUP INC

Finance revenue was down slightly from the year-ago quarter and relatively flat for the six months. Pressure on yields continued to offset the benefit of higher assets during the quarter. Loan yields are down in most divisions, reflecting new business yields that are generally below yields on maturing loans.

Net operating lease revenue was primarily generated from the commercial air and rail portfolios. Net operating lease revenue increased compared to the year-ago quarter, benefiting from higher assets and rail yields. On average, lease renewal rates in the rail portfolio re-priced slightly higher than the prior year quarter, while the commercial aircraft portfolio has been re-pricing slightly lower. The slight decline from the prior quarter resulted mostly from lower rental rates.

Interest expense was relatively flat and down relative to average earning assets for the quarter and year to date periods. The weighted average coupon rate of outstanding deposits and long-term borrowings was 3.04% at June 30, 2015, compared to 3.20% at June 30, 2014 and unchanged from March 31, 2015. Compared to the prior year, although rates were generally up, the higher proportion of deposit funding decreased the total funding weighted average coupon rate.

Deposits have increased, both in dollars and proportion of total CIT funding. The weighted average rate of total CIT deposits was 1.74%, 1.64% and 1.67% at June 30, 2015 and 2014 and March 31, 2015, respectively. Deposits represented 51% of the total deposits and long-term borrowing at June 30, 2015, while unsecured debt was 32% and secured debt was 17%. These proportions were fairly consistent with the prior quarter and compared to 44%, 39% and 17%, respectively, at June 30, 2014. These proportions will fluctuate in the future depending upon our funding activities. Deposits and long-term borrowings are also discussed in Funding and Liquidity.

The weighted average coupon rate of long-term borrowings at June 30, 2015 was 4.41%, compared to 4.44% at June 30, 2014 and 4.39% at March 31, 2015. Long-term borrowings consist of unsecured and secured debt. The weighted average coupon rate of unsecured long-term borrowings at June 30, 2015 was 5.03%, up slightly from June 30, 2014, due to the 2015 first quarter maturity, and flat with March 31, 2015. The weighted average coupon rate of secured long-term borrowings at June 30, 2015 was 3.23%, compared to 3.17% at June 30, 2014 and flat with March 31, 2015.

The average long-term borrowings balances presented below were derived based on daily balances and the average rates are based on a 30 days per month day count convention.

Average Daily Long-term Borrowings Balances and Rates (dollars in millions)

	Quarters Ended
	June 30, 2015			March 31, 2015			June 30, 2014
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Revolving Credit Facility(1)	$–	$3.2	–	$–	$3.2	–	$–	$3.2	–
Senior Unsecured Notes	10,732.7	138.1	5.15%	11,332.5	145.1	5.12%	12,231.9	156.3	5.11%
Secured borrowings	5,810.4	51.7	3.56%	6,277.5	54.0	3.44%	5,686.2	46.6	3.28%
Long-term Borrowings	$16,543.1	$193.0	4.67%	$17,610.0	$202.3	4.60%	$17,918.1	$206.1	4.60%

	Six Months Ended
	June 30, 2015			June 30, 2014
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Revolving Credit Facility(1)	$–	$6.4	–	$–	$7.5	–
Senior Unsecured Notes	11,032.6	283.2	5.13%	12,615.2	325.0	5.15%
Secured borrowings	6,043.9	105.7	3.50%	5,872.7	93.6	3.19%
Long-term Borrowings	$17,076.5	$395.3	4.63%	$18,487.9	$426.1	4.61%

(1)	Interest expense and average rate includes Facility commitment fees and amortization of Facility deal costs.

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

Total Net Revenues(1) and Net Operating Lease Revenues(2) (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2015	2015	2014	2015	2014
Total Net Revenue
Interest income	$283.8	$281.0	$309.8	$564.8	$612.0
Rental income on operating leases	531.7	530.6	519.6	1,062.3	1,011.5
Finance revenue	815.5	811.6	829.4	1,627.1	1,623.5
Interest expense	(265.2)	(271.3)	(262.2)	(536.5)	(534.1)
Depreciation on operating lease equipment	(157.8)	(156.8)	(157.3)	(314.6)	(306.1)
Maintenance and other operating lease expenses	(49.4)	(46.1)	(49.0)	(95.5)	(100.6)
Net finance revenue	343.1	337.4	360.9	680.5	682.7
Other income	63.5	86.4	93.7	149.9	164.8
Total net revenues	$406.6	$423.8	$454.6	$830.4	$847.5
Net Operating Lease Revenue
Rental income on operating leases	$531.7	$530.6	$519.6	$1,062.3	$1,011.5
Depreciation on operating lease equipment	(157.8)	(156.8)	(157.3)	(314.6)	(306.1)
Maintenance and other operating lease expenses	(49.4)	(46.1)	(49.0)	(95.5)	(100.6)
Net operating lease revenue	$324.5	$327.7	$313.3	$652.2	$604.8

(1) – (2) –	See following page for footnote explanation.

84  CIT GROUP INC

Operating Expenses Excluding Restructuring Costs(3) (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2015	2015	2014	2015	2014
Operating expenses	$(235.0)	$(241.6)	$(225.0)	$(476.6)	$(458.5)
Provision for severance and facilities exiting activities	1.1	(1.0)	5.6	0.1	15.5
Operating expenses excluding restructuring costs	$(233.9)	$(242.6)	$(219.4)	$(476.5)	$(443.0)
Operating expenses excluding restructuring costs as a % of AEA	(2.74)%	(2.87)%	(2.64)%	(2.81)%	(2.71)%

Earning Assets(4) (dollars in millions)

	June 30, 2015	December 31, 2014	June 30, 2014
Loans	$19,649.3	$19,495.0	$18,604.4
Operating lease equipment, net	15,109.6	14,930.4	14,788.3
Assets held for sale	1,086.8	1,218.1	1,328.9
Credit balances of factoring clients	(1,373.3)	(1,622.1)	(1,296.5)
Total earning assets	$34,472.4	$34,021.4	$33,425.1

Tangible Book Value(5) (dollars in millions)

	June 30, 2015	December 31, 2014	June 30, 2014
Total common stockholders’ equity	$8,807.1	$9,068.9	$8,617.6
Less: Goodwill	(565.9)	(571.3)	(403.1)
Intangible assets	(21.4)	(25.7)	(16.6)
Tangible book value	$8,219.8	$8,471.9	$8,197.9

(1)	Total net revenues is a non-GAAP measure that represents the combination of net finance revenue and other income and is an aggregation of all sources of revenue for the Company. Total net revenues is used by management to monitor business performance. Given our asset composition includes a high level of operating lease equipment, NFM is a more appropriate metric than net interest margin (“NIM”) (a common metric used by other bank holding companies), as NIM does not fully reflect the earnings of our portfolio because it includes the impact of debt costs of all our assets but excludes the net revenue (rental revenue less depreciation and maintenance and other operating lease expenses) from operating leases.

(2)	Net operating lease revenue is a non-GAAP measure that represents the combination of rental income on operating leases less depreciation on operating lease equipment and maintenance and other operating lease expenses. Net operating lease revenues is used by management to monitor portfolio performance.

(3)	Operating expenses excluding restructuring costs is a non-GAAP measure used by management to compare period over period expenses.

(4)	Earning assets is a non-GAAP measure and are utilized in certain revenue and earnings ratios. Earning assets are net of credit balances of factoring clients. This net amount represents the amounts we fund.

(5)	Tangible book value is a non-GAAP measure, which represents an adjusted common shareholders’ equity balance that has been reduced by goodwill and intangible assets. Tangible book value is used to compute a per common share amount, which is used to evaluate our use of equity. Other companies may define or calculate this measure differently.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this document are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All statements contained herein that are not clearly historical in nature are forward-looking and the words “anticipate,” “believe,” “could,” “expect,” “estimate,” “forecast,” “intend,” “plan,” “potential,” “project,” “target” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to known and unknown risks, uncertainties and contingencies. Forward-looking statements are included, for example, in the discussions about:

■	our liquidity risk and capital management, including our capital plan, leverage, capital ratios, and credit ratings, our liquidity plan, and our plans and the potential transactions designed to enhance our liquidity and capital, and for a return of capital,

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk  85

■	our plans to change our funding mix and to access new sources of funding to broaden our use of deposit taking capabilities,

■	our pending or potential acquisitions plans and the integration risks inherent in such plans, including our acquisition of OneWest Bank,

■	our credit risk management and credit quality,

■	our asset/liability risk management,

■	our funding, borrowing costs and net finance revenue,

■	our operational risks, including success of systems enhancements and expansion of risk management and control functions,

■	our mix of portfolio asset classes, including changes resulting from growth initiatives, new business initiatives, new products, acquisitions and divestitures, new business and customer retention,

■	legal risks, including related to the enforceability of our agreements and to changes in laws and regulations,

■	our growth rates,

■	our commitments to extend credit or purchase equipment, and

■	how we may be affected by legal proceedings.

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

Therefore, actual results may differ materially from those expressed or implied in those statements. Factors, in addition to those disclosed in “Risk Factors”, that could cause such differences include, but are not limited to:

■	capital markets liquidity,

■	risks of and/or actual economic slowdown, downturn or recession,

■	industry cycles and trends,

■	uncertainties associated with risk management, including credit, prepayment, asset/liability, interest rate and currency risks,

■	adequacy of reserves for credit losses,

■	risks inherent in changes in market interest rates and quality spreads,

■	funding opportunities, deposit taking capabilities and borrowing costs,

■	conditions and/or changes in funding markets and our access to such markets, including secured and unsecured term debt and the asset-backed securitization markets,

■	risks of implementing new processes, procedures, and systems,

■	risks associated with the value and recoverability of leased equipment and lease residual values,

■	risks of failing to achieve the projected revenue growth from new business initiatives or the projected expense reductions from efficiency improvements,

■	application of fair value accounting in volatile markets,

■	application of goodwill accounting in a recessionary economy,

■	changes in laws or regulations governing our business and operations, or affecting our assets, including our operating lease equipment,

■	changes in competitive factors,

■	demographic trends,

■	customer retention rates,

■	the risks associated with dispositions of businesses or asset portfolios, including how to replace the income associated with such businesses or portfolios and the risk of residual liabilities from such businesses or portfolios,

■	the risks associated with acquisitions of businesses or asset portfolios and the risks of integrating such acquisitions, including the acquisition of OneWest Bank, and

■	regulatory changes and/or developments.

Any or all of our forward-looking statements here or in other publications may turn out to be wrong, and there are no guarantees regarding our performance. We do not assume any obligation to update any forward-looking statement for any reason.

86  CIT GROUP INC

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2015. Based on such evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective.

(b) Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk  87

Part Two—Other Information

ITEM 1. Legal Proceedings

CIT is currently involved, and from time to time in the future may be involved, in a number of judicial, regulatory, and arbitration proceedings relating to matters that arise in connection with the conduct of its business (collectively, “Litigation”), certain of which Litigation matters are described in Note 14 — Contingencies of Item 1. Consolidated Financial Statements. In view of the inherent difficulty of predicting the outcome of Litigation matters, particularly when such matters are in their early stages or where the claimants seek indeterminate damages, CIT cannot state with confidence what the eventual outcome of the pending Litigation will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines, or penalties related to each pending matter may be, if any. In accordance with applicable accounting guidance, CIT establishes reserves for Litigation when those matters present loss contingencies as to which it is both probable that a loss will occur and the amount of such loss can be reasonably estimated. Based on currently available information, CIT believes that the results of Litigation that is currently pending, taken together, will not have a material adverse effect on the Company’s financial condition, but may be material to the Company’s operating results or cash flows for any particular period, depending in part on its operating results for that period. The actual results of resolving such matters may be substantially higher than the amounts reserved.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information related to purchases by the Company of its common shares.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Total Dollar Amount Purchased Under the Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
				(dollars in millions)	(dollars in millions)
First Quarter Purchases		$45.43	7,298,793	$331.6
Second Quarter Purchases
April 1 – 30, 2015(1)	250,000	$44.85	250,000	$11.2
May 1 – 31, 2015(1)	537,570	$45.73	537,570	$24.6
June 1 – 30, 2015(1)	541,582	$46.48	541,582	$25.2
	1,329,152	$45.87	1,329,152	$61.0
June 30, 2015(1)			1,329,152	$61.0	$139.0

(1)	Share repurchased are subject to a $200 million total.

In 2014, the Board authorized the repurchase of approximately $1.1 billion of the Company’s common shares, which was completed in the first quarter of 2015. In April 2015, the Board authorized an additional $200 million share repurchase program. Management will determine the timing and amount of any share repurchases under the share repurchase authorizations based on market conditions and other considerations. The repurchases may be effected through open market purchases, through derivative, accelerated repurchase and other negotiated

88  CIT GROUP INC

transactions, and through plans designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The repurchased common stock is held as treasury shares and may be used for the issuance of shares under CIT’s employee stock plans or for other purposes.

ITEM 4. Mine Safety Disclosure

Not applicable.

ITEM 6. Exhibits

(a) Exhibits

2.1	Agreement and Plan of Merger, by and among CIT Group Inc., IMB Holdco LLC, Carbon Merger Sub LLC and JCF III HoldCo I L.P., dated as of July 21, 2014 (incorporated by reference to Exhibit 2.1 to Form 8-K filed July 25, 2014).
2.2	Amendment No. 1, dated as of July 21, 2015, to the Agreement and Plan of Merger, by and among CIT Group Inc., IMB Holdco LLC, Carbon Merger Sub LLC, and JCF III Holdco I L.P., dated as of July 21, 2014 (incorporated by reference to Exhibit 2.1 to Form 8-K filed July 27, 2015).
3.1	Third Amended and Restated Certificate of Incorporation of the Company, dated December 8, 2009 (incorporated by reference to Exhibit 3.1 to Form 8-K filed December 9, 2009).
3.2	Amended and Restated By-laws of the Company, as amended through July 15, 2014 (incorporated by reference to Exhibit 99.1 to Form 8-K filed July 16, 2014).
4.1	Indenture dated as of January 20, 2006 between CIT Group Inc. and The Bank of New York Mellon (as successor to JPMorgan Chase Bank N.A.) for the issuance of senior debt securities (incorporated by reference to Exhibit 4.3 to Form S-3 filed January 20, 2006).
4.2	Framework Agreement, dated July 11, 2008, among ABN AMRO Bank N.V., as arranger, Madeleine Leasing Limited, as initial borrower, CIT Aerospace International, as initial head lessee, and CIT Group Inc., as guarantor, as amended by the Deed of Amendment, dated July 19, 2010, among The Royal Bank of Scotland N.V. (f/k/a ABN AMRO Bank N.V.), as arranger, Madeleine Leasing Limited, as initial borrower, CIT Aerospace International, as initial head lessee, and CIT Group Inc., as guarantor, as supplemented by Letter Agreement No. 1 of 2010, dated July 19, 2010, among The Royal Bank of Scotland N.V., as arranger, CIT Aerospace International, as head lessee, and CIT Group Inc., as guarantor, as amended and supplemented by the Accession Deed, dated July 21, 2010, among The Royal Bank of Scotland N.V., as arranger, Madeleine Leasing Limited, as original borrower, and Jessica Leasing Limited, as acceding party, as supplemented by Letter Agreement No. 2 of 2010, dated July 29, 2010, among The Royal Bank of Scotland N.V., as arranger, CIT Aerospace International, as head lessee, and CIT Group Inc., as guarantor, relating to certain Export Credit Agency sponsored secured financings of aircraft and related assets (incorporated by reference to Exhibit 4.11 to Form 10-K filed March 10, 2011).

Item 6. Exhibits  89

4.3	Form of All Parties Agreement among CIT Aerospace International, as head lessee, Madeleine Leasing Limited, as borrower and lessor, CIT Group Inc., as guarantor, various financial institutions, as original ECA lenders, ABN AMRO Bank N.V., Paris Branch, as French national agent, ABN AMRO Bank N.V., Niederlassung Deutschland, as German national agent, ABN AMRO Bank N.V., London Branch, as British national agent, ABN AMRO Bank N.V., London Branch, as ECA facility agent, ABN AMRO Bank N.V., London Branch, as security trustee, and CIT Aerospace International, as servicing agent, relating to certain Export Credit Agency sponsored secured financings of aircraft and related assets during the 2008 and 2009 fiscal years (incorporated by reference to Exhibit 4.12 to Form 10-K filed March 10, 2011).
4.4	Form of ECA Loan Agreement among Madeleine Leasing Limited, as borrower, various financial institutions, as original ECA lenders, ABN AMRO Bank N.V., Paris Branch, as French national agent, ABN AMRO Bank N.V., Niederlassung Deutschland, as German national agent, ABN AMRO Bank N.V., London Branch, as British national agent, ABN AMRO Bank N.V., London Branch, as ECA facility agent, ABN AMRO Bank N.V., London Branch, as security trustee, and CIT Aerospace International, as servicing agent, relating to certain Export Credit Agency sponsored secured financings of aircraft and related assets during the 2008 and 2009 fiscal years (incorporated by reference to Exhibit 4.13 to Form 10-K filed March 10, 2011).
4.5	Form of Aircraft Head Lease between Madeleine Leasing Limited, as lessor, and CIT Aerospace International, as head lessee, relating to certain Export Credit Agency sponsored secured financings of aircraft and related assets during the 2008 and 2009 fiscal years (incorporated by reference to Exhibit 4.14 to Form 10-K filed March 10, 2011).
4.6	Form of Proceeds and Intercreditor Deed among Madeleine Leasing Limited, as borrower and lessor, various financial institutions, ABN AMRO Bank N.V., Paris Branch, as French national agent, ABN AMRO Bank N.V., Niederlassung Deutschland, as German national agent, ABN AMRO Bank N.V., London Branch, as British national agent, ABN AMRO Bank N.V., London Branch, as ECA facility agent, ABN AMRO Bank N.V., London Branch, as security trustee, relating to certain Export Credit Agency sponsored secured financings of aircraft and related assets during the 2008 and 2009 fiscal years (incorporated by reference to Exhibit 4.15 to Form 10-K filed March 10, 2011).
4.7	Form of All Parties Agreement among CIT Aerospace International, as head lessee, Jessica Leasing Limited, as borrower and lessor, CIT Group Inc., as guarantor, various financial institutions, as original ECA lenders, Citibank International plc, as French national agent, Citibank International plc, as German national agent, Citibank International plc, as British national agent, The Royal Bank of Scotland N.V., London Branch, as ECA facility agent, The Royal Bank of Scotland N.V., London Branch, as security trustee, CIT Aerospace International, as servicing agent, and Citibank, N.A., as administrative agent, relating to certain Export Credit Agency sponsored secured financings of aircraft and related assets during the 2010 fiscal year (incorporated by reference to Exhibit 4.16 to Form 10-K filed March 10, 2011).
4.8	Form of ECA Loan Agreement among Jessica Leasing Limited, as borrower, various financial institutions, as original ECA lenders, Citibank International plc, as French national agent, Citibank International plc, as German national agent, Citibank International plc, as British national agent, The Royal Bank of Scotland N.V., London Branch, as ECA facility agent, The Royal Bank of Scotland N.V., London Branch, as security trustee, and Citibank, N.A., as administrative agent, relating to certain Export Credit Agency sponsored secured financings of aircraft and related assets during the 2010 fiscal year (incorporated by reference to Exhibit 4.17 to Form 10-K filed March 10, 2011).
4.9	Form of Aircraft Head Lease between Jessica Leasing Limited, as lessor, and CIT Aerospace International, as head lessee, relating to certain Export Credit Agency sponsored secured financings of aircraft and related assets during the 2010 fiscal year (incorporated by reference to Exhibit 4.18 to Form 10-K filed March 10, 2011).
4.10	Form of Proceeds and Intercreditor Deed among Jessica Leasing Limited, as borrower and lessor, various financial institutions, as original ECA lenders, Citibank International plc, as French national agent, Citibank International plc, as German national agent, Citibank International plc, as British national agent, The Royal Bank of Scotland N.V., London Branch, as ECA facility agent, The Royal Bank of Scotland N.V., London Branch, as security trustee, and Citibank, N.A., as administrative agent, relating to certain Export Credit Agency sponsored secured financings of aircraft and related assets during the 2010 fiscal year (incorporated by reference to Exhibit 4.19 to Form 10-K filed March 10, 2011).

90  CIT GROUP INC

4.11		Indenture, dated as of March 30, 2011, between CIT Group Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed June 30, 2011).
4.12		First Supplemental Indenture, dated as of March 30, 2011, between CIT Group Inc., the Guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee (including the Form of 5.250% Note due 2014 and the Form of 6.625% Note due 2018) (incorporated by reference to Exhibit 4.2 to Form 8-K filed June 30, 2011).
4.13		Third Supplemental Indenture, dated as of February 7, 2012, between CIT Group Inc., the Guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee (including the Form of Notes) (incorporated by reference to Exhibit 4.4 of Form 8-K dated February 13, 2012).
4.14		Registration Rights Agreement, dated as of February 7, 2012, among CIT Group Inc., the Guarantors named therein, and JP Morgan Securities LLC, as representative for the initial purchasers named therein (incorporated by reference to Exhibit 10.1 of Form 8-K dated February 13, 2012).
4.15		Amended and Restated Revolving Credit and Guaranty Agreement, dated as of January 27, 2014 among CIT Group Inc., certain subsidiaries of CIT Group Inc., as Guarantors, the Lenders party thereto from time to time and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 28, 2014).
4.16		Indenture, dated as of March 15, 2012, among CIT Group Inc., Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, security registrar and authenticating agent (incorporated by reference to Exhibit 4.1 of Form 8-K filed March 16, 2012).
4.17		First Supplemental Indenture, dated as of March 15, 2012, among CIT Group Inc., Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, security registrar and authenticating agent (including the Form of 5.25% Senior Unsecured Note due 2018) (incorporated by reference to Exhibit 4.2 of Form 8-K filed March 16, 2012).
4.18		Second Supplemental Indenture, dated as of May 4, 2012, among CIT Group Inc., Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, security registrar and authenticating agent (including the Form of 5.000% Senior Unsecured Note due 2017 and the Form of 5.375% Senior Unsecured Note due 2020) (incorporated by reference to Exhibit 4.2 of Form 8-K filed May 4, 2012).
4.19		Third Supplemental Indenture, dated as of August 3, 2012, among CIT Group Inc., Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, security registrar and authenticating agent (including the Form of 4.25% Senior Unsecured Note due 2017 and the Form of 5.00% Senior Unsecured Note due 2022) (incorporated by reference to Exhibit 4.2 to Form 8-K filed August 3, 2012).
4.20		Fourth Supplemental Indenture, dated as of August 1, 2013, among CIT Group Inc., Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, security registrar and authenticating agent (including the Form of 5.00% Senior Unsecured Note due 2023) (incorporated by reference to Exhibit 4.2 to Form 8-K filed August 1, 2013).
4.21		Fifth Supplemental Indenture, dated as of February 19, 2014, among CIT Group Inc., Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, security registrar and authenticating agent (including the Form of 3.875% Senior Unsecured Note due 2019) (incorporated by reference to Exhibit 4.2 to Form 8-K filed February 19, 2014).
10.1	*	Amended and Restated CIT Group Inc. Long-Term Incentive Plan (as amended and restated effective December 10, 2009) (incorporated by reference to Exhibit 4.1 to Form S-8 filed January 11, 2010).
10.2	*	CIT Group Inc. Supplemental Retirement Plan (As Amended and Restated Effective as of January 1, 2008) (incorporated by reference to Exhibit 10.27 to Form 10-Q filed May 12, 2008).
10.3	*	CIT Group Inc. Supplemental Savings Plan (As Amended and Restated Effective as of January 1, 2008) (incorporated by reference to Exhibit 10.28 to Form 10-Q filed May 12, 2008).
10.4	*	New Executive Retirement Plan of CIT Group Inc. (As Amended and Restated as of January 1, 2008) (incorporated by reference to Exhibit 10.29 to Form 10-Q filed May 12, 2008).

Item 6. Exhibits  91

10.5	*	Form of CIT Group Inc. Long-term Incentive Plan Stock Option Award Agreement (One Year Vesting) (incorporated by reference to Exhibit 10.35 to Form 10-Q filed August 9, 2010).
10.6	*	Form of CIT Group Inc. Long-term Incentive Plan Stock Option Award Agreement (Three Year Vesting) (incorporated by reference to Exhibit 10.36 to Form 10-Q filed August 9, 2010).
10.7	*	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Unit Director Award Agreement (Initial Grant) (incorporated by reference to Exhibit 10.39 to Form 10-Q filed August 9, 2010).
10.8	*	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Unit Director Award Agreement (Annual Grant) (incorporated by reference to Exhibit 10.40 to Form 10-Q filed August 9, 2010).
10.9	*	Amended and Restated Employment Agreement, dated as of May 7, 2008, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.35 to Form 10-K filed March 2, 2009).
10.10	*	Amendment to Employment Agreement, dated December 22, 2008, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.37 to Form 10-K filed March 2, 2009).
10.11	**	Airbus A320 NEO Family Aircraft Purchase Agreement, dated as of July 28, 2011, between Airbus S.A.S. and C.I.T. Leasing Corporation (incorporated by reference to Exhibit 10.35 of Form 10-Q/A filed February 1, 2012).
10.12	**	Amended and Restated Confirmation, dated June 28, 2012, between CIT TRS Funding B.V. and Goldman Sachs International, and Credit Support Annex and ISDA Master Agreement and Schedule, each dated October 26, 2011, between CIT TRS Funding B.V. and Goldman Sachs International, evidencing a $625 billion securities based financing facility (incorporated by reference to Exhibit 10.32 to Form 10-Q filed August 9, 2012).
10.13	**	Third Amended and Restated Confirmation, dated June 28, 2012, between CIT Financial Ltd. and Goldman Sachs International, and Amended and Restated ISDA Master Agreement Schedule, dated October 26, 2011 between CIT Financial Ltd. and Goldman Sachs International, evidencing a $1.5 billion securities based financing facility (incorporated by reference to Exhibit 10.33 to Form 10-Q filed August 9, 2012).
10.14	**	ISDA Master Agreement and Credit Support Annex, each dated June 6, 2008, between CIT Financial Ltd. and Goldman Sachs International related to a $1.5 billion securities based financing facility (incorporated by reference to Exhibit 10.34 to Form 10-Q filed August 11, 2008).
10.15		Form of CIT Group Inc. Long-Term Incentive Plan Performance Stock Unit Award Agreement (with Good Reason) (incorporated by reference to Exhibit 10.36 to Form 10-Q filed May 10, 2012).
10.16		Form of CIT Group Inc. Long-Term Incentive Plan Performance Stock Unit Award Agreement (without Good Reason) (incorporated by reference to Exhibit 10.37 to Form 10-Q filed May 10, 2012).
10.17	*	Assignment and Extension of Employment Agreement, dated February 6, 2013, by and among CIT Group Inc., C. Jeffrey Knittel and C.I.T. Leasing Corporation (incorporated by reference to Exhibit 10.34 to Form 10-Q filed November 6, 2013).
10.18	*	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.36 to Form 10-K filed March 1, 2013).
10.19	*	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (Executives with Employment Agreements) (incorporated by reference to Exhibit 10.37 to Form 10-K filed March 1, 2013).
10.20	*	CIT Employee Severance Plan (Effective as of November 6, 2013) (incorporated by reference to Exhibit 10.37 in Form 10-Q filed November 6, 2013).
10.21		Stockholders Agreement, by and among CIT Group Inc. and the parties listed on the signature pages thereto, dated as of July 21, 2014 (incorporated by reference to Exhibit 10.1 to Form 8-K filed July 25, 2014).
10.22	*	Retention Letter Agreement, dated July 21, 2014, between CIT Group Inc. and Nelson Chai and Attached Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to Form 8-K filed July 25, 2014).
10.23	*	Extension to Term of Employment Agreement, dated January 2, 2014, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.33 to Form 10-Q filed August 6, 2014).
10.24	*	Amendment to Employment Agreement, dated July 14, 2014, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Form 8-K filed July 16, 2014).

92  CIT GROUP INC

10.25	*	Extension to Employment Agreement, dated January 16, 2015, between C.I.T. Leasing Corporation and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.29 to Form 10-K filed February 20, 2015).
10.26	*	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (with Performance Based Vesting) (2013) (incorporated by reference to Exhibit 10.30 to Form 10-K filed February 20, 2015).
10.27	*	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (with Performance-Based Vesting) (2013) (Executives with Employment Agreements) (incorporated by reference to Exhibit 10.31 to Form 10-K filed February 20, 2015).
10.28	*	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (with Performance Based Vesting) (2014) (incorporated by reference to Exhibit 10.32 to Form 10-K filed February 20, 2015).
10.29	*	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (with Performance Based Vesting) (2014) (Executives with Employment Agreements) (incorporated by reference to Exhibit 10.33 to Form 8-K filed February 20, 2015).
10.30	*	Form of CIT Group Inc. Long-Term Incentive Plan Performance Share Unit Award Agreement (2013) (filed herein).
10.31	*	Form of CIT Group Inc. Long-Term Incentive Plan Performance Share Unit Award Agreement (2013) (Executives with Employment Agreements) (filed herein).
10.32	*	Form of CIT Group Inc. Long-Term Incentive Plan Performance Share Unit Award Agreement (2014) (Executives with Employment Agreements) (filed herein).
10.33	*	Form of CIT Group Inc. Long-Term Incentive Plan Performance Share Unit Award Agreement (2014) (filed herein).
10.34	*	Form of CIT Group Inc. Long-Term Incentive Plan Performance Share Unit Award Agreement (2015) (with ROTCE and Credit Provision Performance Measures) (filed herein).
10.35	*	Form of CIT Group Inc. Long-Term Incentive Plan Performance Share Unit Award Agreement (2015) (with ROTCE and Credit Provision Performance Measures) (Executives with Employment Agreements) (filed herein).
10.36	*	Form of CIT Group Inc. Long-Term Incentive Plan Performance Share Unit Award Agreement (2015) (with Average Earnings per Share and Average Pre-Tax Return on Assets Performance Measures) (filed herein).
10.37	*	Form of CIT Group Inc. Long-Term Incentive Plan Performance Share Unit Award Agreement (2015) (with Average Earnings per Share and Average Pre-Tax Return on Assets Performance Measures) (Executives with Employment Agreements)(filed herein).
10.40		Retention Letter Agreement, dated July 21, 2014, between CIT Group Inc. and Steven T. Mnuchin (incorporated by reference to Exhibit 10.2 to Form 8-K filed July 25, 2014).
10.41		Retention Letter Agreement, dated July 21, 2014, between CIT Group Inc. and Joseph Otting and Attached Restricted Stock Unit Award Agreements (incorporated by reference to Exhibit 10.3 to Form 8-K filed July 27, 2015).
12.1		CIT Group Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges.
31.1		Certification of John A. Thain pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Commission, as promulgated pursuant to Section 13(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Scott T. Parker pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Commission, as promulgated pursuant to Section 13(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	**	Certification of John A. Thain pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	**	Certification of Scott T. Parker pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.I	NS	XBRL Instance Document (Includes the following financial information included in the Company’s Annual Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.)

Item 6. Exhibits  93

101.	SCH	XBRL Taxonomy Extension Schema Document.
101.	CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.	LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.	PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.	DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.

**	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for granting confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

***	This information is furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not incorporated by reference into any filing under the Securities Act of 1933.

94  CIT GROUP INC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 5, 2015	CIT GROUP INC.

/s/ Scott T. Parker
Scott T. Parker
Executive Vice President and Chief Financial Officer

/s/ E. Carol Hayles
E. Carol Hayles
Executive Vice President and Controller

   95