Form 10-Q
period 2015-09-30
CIT GROUP INC
filed 2015-11-13
CIK 1171825

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2015	| | Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-31369

CIT GROUP INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-1051192 (IRS Employer Identification Number)

11 West 42nd Street New York, New York (Address of Registrant’s principal executive offices)	10036 (Zip Code)

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

As of October 31, 2015 there were 200,970,322 shares of the registrant’s common stock outstanding.

Table of Contents   1

Part One—Financial Information

Item 1. Consolidated Financial Statements

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited) (dollars in millions — except share data)

	September 30, 2015	December 31, 2014
Assets
Cash and due from banks, including restricted balances of $617.2 and $374.0 at September 30, 2015 and December 31, 2014(1), respectively	$1,653.6	$878.5
Interest bearing deposits, including restricted balances of $219.2 and $590.2 at September 30, 2015 and December 31, 2014(1), respectively	6,606.3	6,241.2
Securities purchased under agreements to resell	100.0	650.0
Investment securities	3,618.8	1,550.3
Assets held for sale(1)	2,154.3	1,218.1
Loans (see Note 9 for amounts pledged)	32,406.2	19,495.0
Allowance for loan losses	(335.0)	(346.4)
Total loans, net of allowance for loan losses(1)	32,071.2	19,148.6
Operating lease equipment, net (see Note 9 for amounts pledged)(1)	15,538.2	14,930.4
Indemnification assets	465.0	–
Unsecured counterparty receivable	529.5	559.2
Goodwill	1,135.1	571.3
Intangible assets	201.3	25.7
Other assets, including $222.6 and $168.4 at September 30, 2015 and December 31, 2014, respectively, at fair value	3,538.4	2,106.7
Assets of discontinued operations	513.8	–
Total Assets	$68,125.5	$47,880.0
Liabilities
Deposits	$32,328.9	$15,849.8
Credit balances of factoring clients	1,609.3	1,622.1
Other liabilities, including $247.3 and $62.8 at September 30, 2015 and December 31, 2014, respectively, at fair value	3,395.7	2,888.8
Borrowings, including $4,006.4 and $3,053.3 contractually due within twelve months at September 30, 2015 and December 31, 2014, respectively	19,320.5	18,455.8
Liabilities of discontinued operations	671.9	–
Total Liabilities	57,326.3	38,816.5
Stockholders’ Equity
Common stock: $0.01 par value, 600,000,000 authorized
Issued: 204,344,215 and 203,127,291 at September 30, 2015 and December 31, 2014, respectively	2.0	2.0
Outstanding: 200,952,387 and 180,920,575 at September 30, 2015 and December 31, 2014, respectively
Paid-in capital	8,683.5	8,603.6
Retained earnings	2,443.4	1,615.7
Accumulated other comprehensive loss	(174.3)	(133.9)
Treasury stock: 3,391,828 and 22,206,716 shares at September 30, 2015 and December 31, 2014, respectively, at cost	(155.9)	(1,018.5)
Total Common Stockholders’ Equity	10,798.7	9,068.9
Noncontrolling minority interests	0.5	(5.4)
Total Equity	10,799.2	9,063.5
Total Liabilities and Equity	$68,125.5	$47,880.0

(1)	The following table presents information on assets and liabilities related to Variable Interest Entities (VIEs) that are consolidated by the Company. The difference between VIE total assets and total liabilities represents the Company’s interest in those entities, which were eliminated in consolidation. The assets of the consolidated VIEs will be used to settle the liabilities of those entities and, except for the Company’s interest in the VIEs, are not available to the creditors of CIT or any affiliates of CIT.

Assets
Cash and interest bearing deposits, restricted	$339.7	$537.3
Assets held for sale	431.5	–
Total loans, net of allowance for loan losses	2,729.7	3,619.2
Operating lease equipment, net	4,151.4	4,219.7
Other	14.0	10.0
Total Assets	$7,666.3	$8,386.2
Liabilities
Beneficial interests issued by consolidated VIEs (classified as borrowings)	$4,643.5	$5,331.5
Total Liabilities	$4,643.5	$5,331.5

The accompanying notes are an integral part of these consolidated financial statements.

2   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (dollars in millions — except per share data)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income
Interest and fees on loans	$414.2	$299.9	$961.4	$894.7
Other interest and dividends	23.5	8.4	41.1	25.6
Interest income	437.7	308.3	1,002.5	920.3
Interest expense
Interest on borrowings	(187.2)	(216.0)	(582.5)	(642.1)
Interest on deposits	(93.1)	(59.2)	(234.3)	(167.2)
Interest expense	(280.3)	(275.2)	(816.8)	(809.3)
Net interest revenue	157.4	33.1	185.7	111.0
Provision for credit losses	(49.9)	(38.2)	(102.9)	(85.1)
Net interest revenue, after credit provision	107.5	(5.1)	82.8	25.9
Non-interest income
Rental income on operating leases	539.3	535.0	1,601.6	1,546.5
Other income	39.2	24.2	189.1	189.0
Total non-interest income	578.5	559.2	1,790.7	1,735.5
Total revenue, net of interest expense and credit provision	686.0	554.1	1,873.5	1,761.4
Non-interest expenses
Depreciation on operating lease equipment	(159.1)	(156.4)	(473.7)	(462.5)
Maintenance and other operating lease expenses	(55.9)	(46.5)	(151.4)	(147.1)
Operating expenses	(333.9)	(234.5)	(810.5)	(693.0)
Loss on debt extinguishment	(0.3)	–	(0.4)	(0.4)
Total non-interest expenses	(549.2)	(437.4)	(1,436.0)	(1,303.0)
Income from continuing operations before benefit for income taxes	136.8	116.7	437.5	458.4
Benefit for income taxes	560.0	401.2	478.2	369.6
Income from continuing operations, before attribution of noncontrolling interests	696.8	517.9	915.7	828.0
Net (income) loss attributable to noncontrolling interests, after tax	–	(2.5)	0.1	(2.5)
Income from continuing operations	696.8	515.4	915.8	825.5
Discontinued operations
Loss from discontinued operations, net of taxes	(3.7)	(0.5)	(3.7)	(229.3)
Gain on sale of discontinued operations	–	–	–	282.8
Total (loss) income from discontinued operations, net of taxes	(3.7)	(0.5)	(3.7)	53.5
Net Income	$693.1	$514.9	$912.1	$879.0
Basic income per common share
Income from continuing operations	$3.66	$2.78	$5.08	$4.34
(Loss) income from discontinued operations	(0.02)	–	(0.02)	0.28
Basic income per share	$3.64	$2.78	$5.06	$4.62
Diluted income per common share
Income from continuing operations	$3.63	$2.76	$5.05	$4.31
(Loss) income from discontinued operations	(0.02)	–	(0.02)	0.28
Diluted income per share	$3.61	$2.76	$5.03	$4.59
Average number of common shares (thousands)
Basic	190,557	185,190	180,300	190,465
Diluted	191,803	186,289	181,350	191,433
Dividends declared per common share	$0.15	$0.15	$0.45	$0.35

The accompanying notes are an integral part of these consolidated financial statements.

Item 1.  Consolidated Financial Statements  3

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited) (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income from continuing operations, before attribution of noncontrolling interests	$696.8	$517.9	$915.7	$828.0
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(8.7)	(6.3)	(33.4)	(13.6)
Changes in fair values of derivatives qualifying as cash flow hedges	–	0.3	–	0.2
Net unrealized gains (losses) on available for sale securities	(6.1)	(0.4)	(5.9)	(0.1)
Changes in benefit plans net gain (loss) and prior service (cost)/credit	(0.7)	1.8	(1.1)	5.0
Other comprehensive (loss), net of tax	(15.5)	(4.6)	(40.4)	(8.5)
Comprehensive income (loss) before noncontrolling interests and discontinued operations	681.3	513.3	875.3	819.5
Comprehensive (income) loss attributable to noncontrolling interests	–	(2.5)	0.1	(2.5)
Income (loss) from discontinued operations, net of taxes	(3.7)	(0.5)	(3.7)	53.5
Comprehensive income	$677.6	$510.3	$871.7	$870.5

The accompanying notes are an integral part of these consolidated financial statements.

4   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (dollars in millions)

	Common Stock	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Minority Interests	Total Equity
December 31, 2014	$2.0	$8,603.6	$1,615.7	$(133.9)	$(1,018.5)	$(5.4)	$9,063.5
Net income (loss)	–	–	912.1	–	–	(0.1)	912.0
Other comprehensive loss, net of tax	–	–	–	(40.4)	–		(40.4)
Dividends paid	–	–	(84.4)	–	–	–	(84.4)
Amortization of restricted stock, stock option and performance shares expenses	–	59.8	–	–	(22.0)	–	37.8
Issuance of common stock — acquisition	–	45.6	–	–	1,416.4	–	1,462.0
Repurchase of common stock	–	–	–	–	(531.8)	–	(531.8)
Employee stock purchase plan	–	1.0	–	–	–	–	1.0
Purchase of noncontrolling interest and distribution of earnings and capital	–	(26.5)	–	–	–	6.0	(20.5)
September 30, 2015	$2.0	$8,683.5	$2,443.4	$(174.3)	$(155.9)	$0.5	$10,799.2
December 31, 2013	$2.0	$8,555.4	$581.0	$(73.6)	$(226.0)	$11.2	$8,850.0
Net income	–	–	879.0	–	–	2.5	881.5
Other comprehensive loss, net of tax	–	–	–	(8.5)	–	–	(8.5)
Dividends paid	–	–	(67.5)	–	–	–	(67.5)
Amortization of restricted stock, stock option and performance shares expenses	–	37.1	–	–	(16.8)	–	20.3
Repurchase of common stock	–	–	–	–	(658.0)	–	(658.0)
Employee stock purchase plan	–	1.1	–	–	–	–	1.1
Distribution of earnings and capital	–	–	–	–	–	(14.9)	(14.9)
September 30, 2014	$2.0	$8,593.6	$1,392.5	$(82.1)	$(900.8)	$(1.2)	$9,004.0

The accompanying notes are an integral part of these consolidated financial statements.

Item 1.  Consolidated Financial Statements  5

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (dollars in millions)

	Nine Months Ended September 30,
	2015	2014
Cash Flows From Operations
Net income	$912.1	$879.0
Adjustments to reconcile net income to net cash flows from operations:
Provision for credit losses	102.9	85.1
Net depreciation, amortization and (accretion)	500.7	729.2
Net gains on asset sales	(66.6)	(288.3)
Benefit for deferred income taxes	(563.6)	(395.5)
Increase in finance receivables held for sale	(101.1)	(144.7)
Goodwill impairment	29.0	–
Reimbursement of OREO expense from FDIC	2.2	–
(Increase) decrease in other assets	(45.8)	124.4
Increase (decrease) in accrued liabilities and payables	11.0	(148.1)
Net cash flows provided by operations	780.8	841.1
Cash Flows From Investing Activities
Loans originated and purchased	(10,548.4)	(11,532.5)
Principal collections of loans	9,224.8	9,880.8
Purchases of assets to be leased and other equipment	(1,717.9)	(2,431.7)
Proceeds from asset and receivable sales	1,455.7	2,578.5
Purchases of investment securities	(6,882.1)	(8,494.4)
Proceeds from maturities of investment securities	7,066.0	9,695.2
Net increase in short-term factoring receivables	(32.3)	(112.2)
Purchases of restricted stock	(126.2)	–
Proceeds from redemption of restricted stock	18.3	–
Payments to the FDIC under loss share agreements	(17.4)	–
Proceeds from the FDIC under loss share agreements and participation agreements	11.3	–
Proceeds from sales of other real estate owned, net of repurchases	24.2	–
Acquisitions, net of cash received	2,521.2	(448.2)
Net change in restricted cash	151.1	(21.2)
Net cash flows provided by (used in) investing activities	1,148.3	(885.7)
Cash Flows From Financing Activities
Proceeds from the issuance of term debt	1,670.6	2,866.0
Repayments of term debt	(3,854.5)	(4,116.5)
Proceeds from the issuance of FHLB debt	5,100.0	–
Repayments of FHLB debt	(4,997.4)	–
Net increase in deposits	1,949.2	1,957.1
Collection of security deposits and maintenance funds	234.9	246.3
Use of security deposits and maintenance funds	(127.1)	(129.0)
Repurchase of common stock	(531.8)	(658.0)
Dividends paid	(84.4)	(67.5)
Purchase of noncontrolling interest	(20.5)	–
Payments on affordable housing investment credits	(0.2)	–
Net cash flows (used in) provided by financing activities	(661.2)	98.4
Increase in unrestricted cash and cash equivalents	1,267.9	53.8
Unrestricted cash and cash equivalents, beginning of period	6,155.5	5,081.1
Unrestricted cash and cash equivalents, end of period	$7,423.4	$5,134.9
Supplementary Cash Flow Disclosure
Interest paid	$(866.5)	$(850.8)
Federal, foreign, state and local income taxes (paid) collected, net	$(26.4)	$(19.0)
Supplementary Non Cash Flow Disclosure
Transfer of assets from held for investment to held for sale	$2,030.0	$1,329.6
Transfer of assets from held for sale to held for investment	$93.1	$52.2
Transfer of assets from held for sale and held for investment to OREO	$26.4	$–
Issuance of common stock as consideration	$1,462.0	$–

The accompanying notes are an integral part of these consolidated financial statements.

6   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CIT Group Inc., together with its subsidiaries (collectively “CIT” or the “Company”), has provided financial solutions to its clients since its formation in 1908. The Company provides financing, leasing and advisory services principally to middle market companies in a wide variety of industries primarily in North America, and equipment financing and leasing solutions to the transportation industry worldwide. CIT became a bank holding company (“BHC”) in December 2008 and a financial holding company (“FHC”) in July 2013. Through its bank subsidiary, CIT Bank, N.A., CIT provides a full range of commercial and consumer banking and related services to customers through 70 branches located in southern California and its online bank, bankoncit.com.

Effective as of August 3, 2015, CIT Group Inc. (“CIT”) acquired IMB HoldCo LLC (“IMB”), the parent company of OneWest Bank, National Association, a national bank (“OneWest Bank”). CIT Bank, a Utah-state chartered bank and a wholly owned subsidiary of CIT, merged with and into OneWest Bank (the “OneWest Transaction”), with OneWest Bank surviving as a wholly owned subsidiary of CIT with the name CIT Bank, National Association (“CIT Bank, N.A.” or “CIT Bank”). See Note 2 — Acquisitions and Disposition Activities for details.

CIT is regulated by the Board of Governors of the Federal Reserve System (“FRB”) and the Federal Reserve Bank of New York (“FRBNY”) under the U.S. Bank Holding Company Act of 1956. CIT Bank, N.A. is regulated by the Office of the Comptroller of the Currency, U.S. Department of the Treasury (“OCC”). Prior to the OneWest Transaction, CIT Bank was regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the Utah Department of Financial Institutions (“UDFI”).

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

The accounting and financial reporting policies of CIT Group Inc. conform to GAAP and the preparation of the consolidated financial statements requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates and assumptions. Some of the more significant estimates include: allowance for loan losses, loan impairment, fair value determination, lease residual values, liabilities for uncertain tax positions, realizability of deferred tax assets, purchase accounting adjustments, indemnification assets, goodwill, intangible assets, and contingent liabilities. Additionally where applicable, the policies conform to accounting and reporting guidelines prescribed by bank regulatory authorities.

The results for the quarter and nine months ended September 30, 2015 each contain activity of OneWest Bank for approximately two months, therefore they are not necessarily indicative of the results expected for any other interim period or for the full year as a whole.

Discontinued Operations

The Financial Freedom business, a division of CIT Bank (formerly a division of OneWest Bank) that services reverse mortgage loans, was acquired in conjunction with the OneWest Transaction. Pursuant to ASC 205-20, as amended by ASU 2014-08, the Financial Freedom business is reflected as discontinued operations as of September 30, 2015. The business includes the entire third party servicing of reverse mortgage operations, which include personnel, systems and the servicing assets. The assets of discontinued operations primarily include Home Equity Conversion Mortgage (“HECM”) loans and servicing advances, while liabilities of discontinued operations include reverse mortgage servicing liability, secured borrowings and contingent liabilities. The reverse mortgage servicing relates primarily to loans serviced for Fannie Mae. Separate from the Financial Freedom business, there is a portfolio of reverse mortgages in the Legacy Consumer Mortgage segment, which is continuing operations.

In addition, on April 25, 2014, the Company completed the sale of its student lending business, which was finalized in 2014. As a result, that business was reported as a discontinued operation. Discontinued Operations are discussed in Note 2 — Acquisition and Disposition Activities.

Item 1.  Consolidated Financial Statements  7

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SIGNIFICANT ACCOUNTING POLICIES

Financing and Leasing Assets

CIT extends credit to commercial customers through a variety of financing arrangements including term loans, revolving credit facilities, capital (direct finance) leases and operating leases. With the addition of OneWest Bank, CIT now also extends credit through consumer loans, including residential mortgages and home equity loans, and has a portfolio of reverse mortgages. The amounts outstanding on term loans, consumer loans, revolving credit facilities and capital leases are referred to as finance receivables. In certain instances, we use the term “Loans” synonymously, as presented on the balance sheet. These finance receivables, when combined with Assets held for sale (“AHFS”) and Operating lease equipment, net are referred to as financing and leasing assets.

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

Loans originated and classified as HFI are recorded at amortized cost. Loan origination fees and certain direct origination costs are deferred and recognized as adjustments to interest income over the lives of the related loans. Unearned income on leases and discounts and premiums on loans purchased are amortized to interest income using the effective interest method. For loans classified as AHFS, the amortization of discounts and premiums on loans purchased and unearned income ceases. Direct financing leases originated and classified as HFI are recorded at the aggregate future minimum lease payments plus estimated residual values less unearned finance income. Management performs periodic reviews of estimated residual values, with other than temporary impairment (“OTTI”) recognized in current period earnings.

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

Loans acquired in the OneWest Transaction were initially recorded at their fair value on the acquisition date. For loans that were not considered credit impaired at the date of acquisition and for which cash flows were evaluated based on contractual terms, a premium or discount was recorded, representing the difference between the unpaid principal balance and the fair value. The discount or premium is accreted or amortized to earnings using the effective interest method as a yield adjustment over the remaining terms of the loans and is recorded in Interest Income. If the loan is prepaid, the remaining discount or premium will be recognized in Interest Income. If the loan is sold, the remaining discount will be considered in the resulting gain or loss on sale. If the loan is subsequently classified as non-accrual, or transferred to AHFS, accretion/amortization of the discount (premium) will cease.

For loans that were purchased with evidence of credit quality deterioration since origination, the discount recorded includes accretable and non-accretable components.

Purchased Credit-Impaired Loans

Loans accounted for as purchased credit-impaired loans (“PCI loans”) are accounted for in accordance with ASC 310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). PCI loans were determined as of the date of purchase to have evidence of credit quality deterioration, which make it probable that the Company will be unable to collect all contractually required payments. Evidence of credit quality deterioration as of the purchase date may include past due status, recent borrower credit scores, credit rating (probability of obligor default) and recent loan-to-value ratios.

Commercial PCI loans are accounted for as individual loans. Conversely, consumer PCI loans with similar common risk characteristics are pooled together for accounting purposes (i.e., into one unit of account). Common risk characteristics consist of similar credit risk (e.g., delinquency status, loan-to-value, or credit risk rating) and at least one other predominant risk characteristic (e.g., loan type, collateral type, interest rate index or type, date of origination or term). For pooled loans, each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows for the pool.

At acquisition, the PCI loans were initially recorded at estimated fair value, which is determined by discounting each commercial loan’s or consumer pool’s principal and interest cash flows expected to be collected using a discount rate for similar instruments with adjustments that

8   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

management believes a market participant would consider. The Company estimated the cash flows expected to be collected at acquisition using internal credit risk and prepayment risk models that incorporate management’s best estimate of current key assumptions, such as default rates, loss severity and prepayment speeds of the loan.

For both commercial PCI loans (evaluated individually) and consumer PCI loans (evaluated on a pool basis), an accretable yield is measured as the excess of the cash flows expected to be collected, estimated at the acquisition date, over the recorded investment (estimated fair value at acquisition) and is recognized in interest income over the remaining life of the loan, or pool of loans, on an effective yield basis. The difference between the cash flows contractually required to be paid, measured as of the acquisition date, over the expected cash flows is referred to as the non-accretable difference.

Subsequent to acquisition, we evaluate our estimates of the cash flows expected to be collected on a quarterly basis for both commercial PCI loans (evaluated individually) and consumer PCI loans (evaluated on a pool basis). During each subsequent reporting period, the cash flows expected to be collected shall be reviewed but will be revised only if it is deemed probable that a significant change has occurred. Probable and significant decreases in expected cash flows as a result of further credit deterioration result in a charge to the provision for credit losses and a corresponding increase to the allowance for credit losses. Probable and significant increases in cash flows expected to be collected due to improved credit quality result in recovery of any previously recorded allowance for loan losses, to the extent applicable, and an increase in the accretable yield applied prospectively for any remaining increase. Changes in expected cash flows caused by changes in market interest rates are recognized as adjustments to the accretable yield on a prospective basis.

Resolutions of loans may include sales to third parties, receipt of payments in settlement with the borrower, or foreclosure of the collateral. Upon resolution the Company’s policy is to remove an individual consumer PCI loan from the pool at its carrying amount. Any difference between the loan’s carrying amount and the fair value of the collateral or other assets received does not affect the percentage yield calculation used to recognize accretable yield on the pool. This removal method assumes that the amount received from these resolutions approximates the pool performance expectations of cash flows. The accretable yield percentage is unaffected by the resolution. Modifications or refinancing of loans accounted for within a pool do not result in the removal of those loans from the pool; instead, the revised terms are reflected in the expected cash flows within the pool of loans.

Reverse Mortgages

Reverse mortgage loans, which were recorded at fair value on the acquisition date, are contracts in which a homeowner borrows against the equity in their home and receives cash in one lump sum payment, a line of credit, fixed monthly payments for either a specific term or for as long as the homeowner lives in the home or a combination of these options. Since reverse mortgages are nonrecourse obligations, the loan repayments are generally limited to the sale proceeds of the borrower’s residence and the mortgage balance consists of cash advanced, interest compounded over the life of the loan, and capitalized mortgage insurance premiums and other servicing advances capitalized into loans.

Revenue Recognition

Interest income on loans (both HFI and AHFS) is recognized using the effective interest method or on a basis approximating a level rate of return over the life of the asset. Interest income includes components of accretion of the fair value discount on loans and lease receivables recorded in connection with Purchase Accounting Adjustments (“PAA”) and to a lesser extent Fresh Start Accounting (“FSA”) adjustments that were applied as of December 31, 2009, (the Convenience Date), all of which are accreted using the effective interest method as a yield adjustment over the remaining contractual term of the loan and recorded in interest income. If the loan is subsequently classified as AHFS, accretion (amortization) of the discount (premium) will cease. See Purchase Accounting Adjustments in Note 2 — Acquisition and Disposition Activities further in this section.

Reverse mortgages are accounted for in accordance with the instructions provided by the staff of the Securities and Exchange Commission (“SEC”) entitled “Accounting for Pools of Uninsured Residential Reverse Mortgage Contracts.” The Company has determined the unit of account to be the loan level. To determine the effective yield of the loan, we project the loan’s cash inflows and outflows including actuarial projections of the life expectancy of the individual contract holder and changes in the collateral value of the residence. At each reporting date, a new economic forecast is made of the cash inflows and outflows for the population of uninsured reverse mortgages. The effective yield of the individual loans is recomputed and income is adjusted to retrospectively reflect the revised rate of return. Because of this accounting, the recorded value of uninsured reverse mortgage loans and interest income can result in significant volatility associated with the estimates. As a result, income recognition can vary significantly from period to period.

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

The recognition of interest income (including accretion) on consumer mortgages (except reverse mortgages) and small ticket commercial loans and lease receivables is suspended and all previously accrued but uncollected revenue is reversed, when payment of principal and/or interest is contractually delinquent for 90 days or more. Accounts, including accounts that have been modified, are returned to accrual status when, in the opinion of management, collection of remaining principal and interest is reasonably assured, and there is a sustained period of repayment performance for a minimum of six months.

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

PCI loans in pools that the Company may modify as TDRs are not within the scope of the accounting guidance for TDRs.

Allowance for Loan Losses on Finance Receivables

The allowance for loan losses is intended to provide for credit losses inherent in the Held for Investment loan and lease receivables portfolio and is periodically reviewed for adequacy. The allowance for loan losses is determined based on three key components: (1) specific allowances for loans that are impaired, based upon the value of underlying collateral, projected cash flows, or observable market price, (2) non-specific allowances for estimated losses inherent in the portfolio based upon the expected loss over the loss emergence period, and (3) allowances for estimated losses inherent in the portfolio based upon economic risks, industry and geographic concentrations, and other factors. Changes to the Allowance for Loan Losses are recorded in the Provision for Credit Losses.

Determining an appropriate allowance for loan losses requires significant judgment that may change based on management’s ongoing process in analyzing the credit quality of the Company’s HFI loan portfolio.

Finance receivables are divided into the following portfolio segments, which correspond to the Company’s business segments: Transportation & International Finance (“TIF”), North America Banking (“NAB”); formerly known as North American Commercial Finance, Legacy Consumer Mortgages (“LCM”) and Non-Strategic Portfolios (“NSP”). Within each portfolio segment, credit risk is assessed and monitored in the following classes of loans; within TIF, Aerospace, Rail, Maritime Finance and International Finance, within NAB, Commercial Banking, Equipment Finance, Commercial Real Estate, and Commercial Services, (collectively referred to as the Commercial Loans); and within LCM, the Single Family Residential (“SFR”) Mortgages and Reverse Mortgages and in NAB, Consumer Banking, (collectively referred to as the Consumer Loans). The allowance is estimated based upon the finance receivables in the respective class.

For each portfolio, impairment is generally measured individually for larger non-homogeneous loans (finance receivables of $500 thousand or greater) and collectively for groups of smaller loans with similar characteristics or for designated pools of PCI loans based on decreases in cash flows expected to be collected subsequent to acquisition.

Loans acquired in the OneWest Transaction were initially recorded at estimated fair value at the time of acquisition. Expected credit losses were included in the determination of estimated fair value; no allowance was established on the acquisition date.

Allowance Methodology

Commercial Loans

With respect to commercial portfolios, the Company monitors credit quality indicators, including expected and historical losses and levels of and trends in past due loans, non-performing assets and impaired loans, collateral values and economic conditions. Commercial loans are graded based on various risk factors. The non-specific allowance is determined based on the estimated probability of default, which reflects the borrower’s financial strength, and the severity of loss in the event of default, considering the quality of the underlying collateral. The probability of default and severity are derived through historical observations of default and subsequent losses within each risk grading.

A specific allowance is also established for impaired commercial loans and commercial loans modified in a TDR. Refer to the Impairment of Finance Receivables section of this Note for details.

10   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Consumer Loans

For residential mortgages, the Company develops a loss reserve factor by deriving the projected lifetime losses then adjusting for losses expected to be specifically identified within the loss emergence period. The key drivers of the projected lifetime losses include the type of loan, type of product, delinquency status of the underlying loans, loan-to-value and/or debt-to-income ratios, geographic location of the collateral, and any guarantees.

For reverse mortgage loans, an allowance is established if the Company is likely to experience losses on the disposition of the property that are not reflected in the recorded investment. The level of any required allowance for loan losses on reverse mortgage loans is based on the Company’s estimate of the future fair value of the property based on current conditions and trends. An allowance is recorded for any shortfall between the estimated future fair value of the property less estimated costs to sell and the estimated future net investment in the loan.

If consumer loan losses are reimbursable by the FDIC under the loss sharing agreement, the recorded provision is partially offset by any benefit expected to be derived from the related indemnification asset. See Indemnification Assets later in this section.

Other Allowance Factors

With respect to assets transferred from HFI to AHFS, a charge-off is recognized to the extent carrying value exceeds the fair value and the difference relates to credit quality.

An approach similar to the allowance for loan losses is utilized to calculate a reserve for losses related to unfunded loan commitments, along with deferred purchase commitments associated with the Company’s factoring business. A reserve for unfunded loan commitments is maintained to absorb estimated probable losses related to these facilities. The adequacy of the reserve is determined based on periodic evaluations of the unfunded credit facilities, including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities. The reserve for unfunded loan commitments is recorded as a liability on the Consolidated Balance Sheet. Net adjustments to the reserve for unfunded loan commitments are included in the provision for credit losses.

The allowance policies described above related to specific and non-specific allowances, and the impaired finance receivables and charge-off policies that follow are applied across the portfolio segments and loan classes therein. Given the nature of the Company’s business, the specific allowance is largely related to the NAB and TIF segments. The non-specific allowance, which considers the Company’s internal system of probability of default and loss severity ratings, among other factors, is applicable to commercial portfolio segments. Additionally, portions of the NAB and LCM segments also utilize methodologies under ASC 310-30, as discussed below.

PCI Loans

Subsequent to acquisition, we evaluate our estimates of the cash flows expected to be collected on a quarterly basis for both commercial PCI loans (evaluated individually) and consumer PCI loans (evaluated on a pool basis). Probable and significant decreases in expected cash flows as a result of further credit deterioration, result in a charge to the provision for credit losses and a corresponding increase to the allowance for credit losses. Probable and significant increases in expected cash flows due to improved credit quality result in recovery of any previously recorded allowance for loan losses, to the extent applicable, and an increase through the accretable yield applied prospectively for any remaining increase. Changes in expected cash flows caused by changes in market interest rates are recognized as adjustments to the accretable yield on a prospective basis.

Past Due and Non-Accrual Loans

A loan is considered past due for financial reporting purposes if default of contractual principal or interest exists for a period of 30 days or more. Past due loans consist of both loans that are still accruing interest as well as loans on non-accrual status.

Loans are placed on non-accrual status when the financial condition of the borrower has deteriorated and payment in full of principal or interest is not expected or the scheduled payment of principal and interest has been delinquent for 90 days or more, unless the loan or finance lease is both well secured and in the process of collection.

PCI loans are written down at acquisition to their fair value using an estimate of cash flows deemed to be probable of collecting. Accordingly, such loans are no longer classified as past due or non-accrual even though they may be contractually past due because we expect to fully collect the new carrying values of these loans. Due to the nature of reverse mortgage loans (i.e., there are no required contractual payments due from the borrower), they are considered current for purposes of past due reporting and are excluded from non-accrual loan balances.

When a loan is placed on non-accrual status, all previously accrued but uncollected interest is reversed. All future interest accruals, as well as amortization of deferred fees, costs, purchase premiums or discounts are suspended. Where there is doubt as to the recoverability of the original outstanding investment in the loan, the cost recovery method is used and cash collected first reduces the carrying value of the loan. Otherwise, interest income may be recognized to the extent cash is collected.

Impairment of Finance Receivables

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

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

receivable, with the estimated value determined using fair value of collateral and other cash flows if the finance receivable is collateralized, the present value of expected future cash flows discounted at the contract’s effective interest rate, or observable market prices.

Impaired finance receivables of $500 thousand or greater that are placed on non-accrual status, largely in Commercial Banking, Commercial Real Estate, Commercial Services, and classes within TIF, are subject to periodic individual review by the Company’s problem loan management (“PLM”) function. The Company excludes certain loan and lease portfolios from its impaired finance receivables disclosures as charge-offs are typically determined and recorded for such loans beginning at 90-180 days of contractual delinquency. These include small-ticket loan and lease receivables, largely in Equipment Finance and NSP, and consumer loans, including single family and multi-family residential mortgages, in NAB and LCM that have not been modified in a troubled debt restructuring, as well as short-term factoring receivables in Commercial Services.

Charge-off of Finance Receivables

Charge-offs on loans are recorded after considering such factors as the borrower’s financial condition, the value of underlying collateral and guarantees (including recourse to dealers and manufacturers), and the status of collection activities. Such charge-offs are deducted from the carrying value of the related finance receivables. This policy is largely applicable in the Commercial Banking, Equipment Finance, Commercial Real Estate, Commercial Services and Transportation Finance loan classes. In general, charge-offs of large ticket commercial loans ($500 thousand or greater) are determined based on the facts and circumstances related to the specific loan and the underlying borrower and the use of judgment by the Company. Charge-offs of small ticket commercial finance receivables are recorded beginning at 90 to 150 days of contractual delinquency. Charge-offs of Consumer loans are recorded beginning at 120 days of delinquency. The value of the underlying collateral will be considered when determining the charge-off amount if repossession is assured and in process.

Charge-offs on loans originated are reflected in the provision for credit losses. Charge-offs are recognized on consumer loans for which losses are reimbursable under loss sharing agreements with the FDIC, with a provision benefit recorded to the extent applicable via an increase to the related indemnification asset. Charge-offs on loans with a PAA are first allocated to the respective loan’s discount, then to the extent a charge-off amount exceeds such discount, to provision for credit losses. Collections on accounts charged off in the post-acquisition or post-emergence periods are recorded as recoveries in the provision for credit losses. Collections on accounts that exceed the balance recorded at the date of acquisition are recorded as recoveries in other income. Collections on accounts previously charged off prior to transfer to AHFS are recorded as recoveries in other income.

Impairment of Long-Lived Assets

A review for impairment of long-lived assets, such as operating lease equipment, is performed at least annually or when events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Impairment of assets is determined by comparing the carrying amount to future undiscounted net cash flows expected to be generated. If an asset is impaired, the impairment is the amount by which the carrying amount exceeds the fair value of the asset. Fair value is based upon discounted cash flow analysis and available market data. Current lease rentals, as well as relevant and available market information (including third party sales for similar equipment and published appraisal data), are considered both in determining undiscounted future cash flows when testing for the existence of impairment and in determining estimated fair value in measuring impairment. Depreciation expense is adjusted when the projected fair value at the end of the lease term is below the projected book value at the end of the lease term. Assets to be disposed of are included in assets held for sale in the Consolidated Balance Sheet and reported at the lower of the cost or fair market value less disposal costs (“LOCOM”).

Investments

Debt and equity securities classified as “available-for-sale” (“AFS”) are carried at fair value with changes in fair value reported in accumulated other comprehensive income (“AOCI”), a component of stockholders’ equity, net of applicable income taxes. Credit-related declines in fair value that are determined to be OTTI are immediately recorded in earnings. Realized gains and losses on sales are included in other income on a specific identification basis, and interest and dividend income on AFS securities is included in other interest and dividends.

Debt securities classified as “held-to-maturity” (“HTM”) represent securities that the Company has both the ability and the intent to hold until maturity, and are carried at amortized cost. Interest on such securities is included in Interest and dividends on interest bearing deposits and investments.

Debt and marketable equity security purchases and sales are recorded as of the trade date.

Mortgage-backed security investments acquired in the OneWest Transaction were originally recorded as securities AFS at their fair value on the acquisition date. Debt securities classified as AFS that had evidence of credit deterioration as of the acquisition date and for which it was probable that the Company would not collect all contractually required principal and interest payments were classified as PCI debt securities. Subsequently, the accretable yield (based on the cash flows expected to be collected in excess of the recorded investment or fair value) is accreted to interest income using an effective interest method. On a quarterly basis, the cash flows expected to be collected are reviewed and updated. The expected cash flow estimates

12   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

take into account relevant market and economic data as of the end of the reporting period including, for example, for securities issued in a securitization, underlying loan-level data, and structural features of the securitization, such as subordination, excess spread, overcollateralization or other forms of credit enhancement. OTTI with credit-related losses are recognized as permanent write-downs, while other changes in expected cash flows (e.g., significant increases and contractual interest rate changes) are recognized through a revised accretable yield in subsequent periods. The non-accretable discount is recorded as a reduction to the investments and will be reclassified to accretable discount should expected cash flows improve.

Equity securities without readily determinable fair values are generally carried at cost or the equity method of accounting and periodically assessed for OTTI, with the net asset values reduced and when impairment is deemed to be other-than-temporary. Equity method investments are recorded at cost, adjusted to reflect the Company’s portion of income, loss or dividend of the investee. All other non-marketable equity investments are carried at cost and periodically assessed for OTTI.

Evaluating Investments for OTTI

An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses that are determined to be temporary in nature are recorded, net of tax, in AOCI for AFS securities, while such losses related to HTM securities are not recorded, as these investments are carried at their amortized cost.

The Company conducts and documents periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other than temporary. The Company accounts for investment impairments in accordance with ASC 320-10-35-34, Investments — Debt and Equity Securities: Recognition of an Other-Than-Temporary Impairment. Under the guidance for debt securities, OTTI is recognized in earnings for debt securities that the Company has an intent to sell or that the Company believes it is more-likely-than-not that it will be required to sell prior to the recovery of the amortized cost basis. For debt securities classified as HTM that are considered to have OTTI that the Company does not intend to sell and it is more likely than not that the Company will not be required to sell before recovery, the OTTI is separated into an amount representing the credit loss, which is recognized in other income in the Consolidated Statement of Operations, and the amount related to all other factors, which is recognized in OCI. OTTI on debt securities and equity securities classified as AFS and non-marketable equity investments are recognized in other income in the Consolidated Statement of Operations in the period determined. We evaluate for impairment and to the extent it is credit related we reclassify amounts out of AOCI to other income. If it is not credit related, then the amounts remain in AOCI.

Amortized cost is defined as the original purchase cost, plus or minus any accretion or amortization of a purchase discount or premium. Regardless of the classification of the securities as AFS or HTM, the Company assesses each investment with an unrealized loss for impairment.

Factors considered in determining whether a loss is temporary include:

■	the length of time that fair value has been below cost;

■	the severity of the impairment or the extent to which fair value has been below cost;

■	the cause of the impairment and the financial condition and the near-term prospects of the issuer;

■	activity in the market of the issuer that may indicate adverse credit conditions; and

■	the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

The Company’s review for impairment generally includes identification and evaluation of investments that have indications of possible impairment, in addition to:

■	analysis of individual investments that have fair values less than amortized cost, including consideration of the length of time the investment has been in an unrealized loss position and the expected recovery period;

■	discussion of evidential matter, including an evaluation of factors or triggers that could cause individual investments to qualify as having OTTI and those that would not support OTTI; and

■	documentation of the results of these analyses, as required under business policies.

Investments in Restricted Stock

The Company is a member of, and owns capital stock in, the Federal Home Loan Bank of San Francisco (the “FHLB”) and the FRB. As a condition of membership, the Company is required to own capital stock in the FHLB based upon outstanding FHLB advances and FRB stock based on a specified ratio relative to the Company’s capital. FHLB and FRB stock may only be sold back to the member institutions at its carrying value and cannot be sold to other parties. For FHLB stock, cash dividends are recorded within interest income when declared by the FHLB. For FRB stock, the Company is legally entitled (without declaration) to a specified dividend paid semi-annually. Dividends are recorded in other interest and dividends in the Consolidated Statements of Income.

Due to the restricted ownership requirements, the Company accounts for its investments in FHLB and FRB stock as a nonmarketable equity stock accounted for under the cost method and reviews the investment for impairment at least annually, or when events or circumstances indicate that their

Item 1.  Consolidated Financial Statements  13

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

carrying amounts may not be recoverable. The Company’s impairment evaluation considers the long-term nature of the investment, the liquidity position of the member institutions, its recent dividend declarations and the intent and ability to hold this investment for a period of time sufficient to ultimately recover the Company’s recorded investment.

Goodwill and Intangible Assets

The Company’s goodwill primarily represented the excess of the purchase prices paid for acquired businesses over the respective fair value of net asset values acquired. The goodwill was assigned to reporting units at the date the goodwill was initially recorded. Once the goodwill was assigned to the reporting unit level, it no longer retained its association with a particular transaction, and all of the activities within the reporting unit, whether acquired or internally generated, are available to support the value of goodwill.

A portion of the Goodwill balance also represented the excess of reorganization equity value over the fair value of tangible and identifiable intangible assets, net of liabilities.

Goodwill is not amortized but it is subject to impairment testing at the reporting unit on an annual basis, or more often if events or circumstances indicate there may be impairment. The Company follows guidance in ASC 350, Intangibles — Goodwill and Other that includes the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two-step impairment test. Examples of qualitative factors to assess include macroeconomic conditions, industry and market considerations, market changes affecting the Company’s products and services, overall financial performance, and company specific events affecting operations.

If the Company does not perform the qualitative assessment or upon performing the qualitative assessment concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, CIT would be required to perform the first step of the two-step goodwill impairment test for that reporting unit. The first step involves comparing the fair value of the reporting unit with its carrying value, including goodwill as measured by allocated equity. If the fair value of the reporting unit exceeds its carrying value, goodwill in that unit is not considered impaired. However, if the carrying value exceeds its fair value, step two must be performed to assess potential impairment. In step two, the implied fair value of the reporting unit’s goodwill (the reporting unit’s fair value less its carrying amount, excluding goodwill) is compared with the carrying amount of the goodwill. An impairment loss would be recorded in the amount that the carrying amount of goodwill exceeds its implied fair value. Reporting unit fair values are primarily estimated using discounted cash flow models. See Note 23 — Goodwill and Intangible Assets for further details.

Intangible assets relate to acquisitions and the remaining amount from FSA adjustments. Intangible assets have finite lives and as detailed in Note 23 — Goodwill and Intangible Assets, depending on the component, are amortized on an accelerated or straight line basis over the estimated useful lives. Amortization expense for the intangible assets is recorded in operating expenses.

The Company reviews intangible assets for impairment annually or when events or circumstances indicate that their carrying amounts may not be recoverable. Impairment is recognized by writing down the asset to the extent that the carrying amount exceeds the estimated fair value, with any impairment recorded in operating expense.

Indemnification Assets

Prior to the acquisition of OneWest Bank by CIT, OneWest Bank was party to certain shared loss agreements with the FDIC related to its acquisitions of IndyMac Federal Bank, FSB (“IndyMac”), First Federal Bank of California, FSB (“First Federal”) and La Jolla Bank, FSB (“La Jolla”). As part of CITs acquisition of OneWest Bank, CIT is now party to these loss sharing agreements with the FDIC. Eligible losses are submitted to the FDIC for reimbursement when a qualifying loss event occurs (e.g., loan modifications, charge-off of loan balance or liquidation of collateral). Reimbursements approved by the FDIC are received usually within 60 days of submission.

The IndyMac transaction encompassed multiple loss sharing agreements with the FDIC that provided protection from certain losses related to purchased single family residential (“SFR”) loans and reverse mortgage proprietary loans. In addition, CIT is party to the FDIC agreement to indemnify OneWest Bank, subject to certain requirements and limitations, for third party claims from the Government Sponsored Enterprises (“GSEs” or “Agencies”) related to IndyMac selling representations and warranties, as well as liabilities arising from the acts or omissions (including, without limitation, breaches of servicer obligations) of IndyMac as servicer.

The loss sharing arrangements related to the First Federal and La Jolla transactions also provide protection from certain losses related to certain purchased assets, specifically the SFR loans.

All of the loss sharing agreements are accounted for as indemnification assets and were initially recognized at estimated fair value as of the acquisition date based on the discounted present value of expected future cash flows under the respective loss sharing agreements pursuant to ASC 805. As of the acquisition date, the First Federal loss share agreement has a zero fair value given the expiration of the commercial loan portion in December 2014 and management’s expectation not to reach the first stated threshold for the SFR mortgage loan portion, which expires

14   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

in December 2019. As of acquisition date, the La Jolla loss share agreement had a negligible indemnification asset value. Under the La Jolla loss share agreement, the FDIC indemnifies the eligible credit losses for SFR and commercial loans. Unlike SFR mortgage loan claim submissions, which do not take place until the loss is incurred through the conclusion of the foreclosure process, commercial loan claims are submitted to and paid by the FDIC at the time of charge-off. Similar to the First Federal agreement, the commercial loan portion expired prior to the acquisition date (expired March 2015); however the loss thresholds apply to the covered loans collectively.

On a subsequent basis, the indemnification asset is measured on the same basis of accounting as the indemnified loans (e.g., as PCI loans under the effective yield method). A yield is determined based on the expected cash flows to be collected from the FDIC over the recorded investment. The expected cash flows on the indemnification asset are reviewed and updated on a quarterly basis.

Changes in expected cash flows caused by changes in market interest rates or by prepayments of principal are recognized as adjustments to the effective yield on a prospective basis in interest income. In some cases, the cash flows expected to be collected from the indemnified loans may improve so that the related indemnification asset is no longer expected to be fully recovered. For PCI loans with an associated indemnification asset, if the increase in expected cash flows is recognized through a higher yield, a lower and potentially negative yield (i.e. to the extent no future cash flows are expected to be received) is applied to the related indemnification asset to mirror an accounting offset for the indemnified loans. Any negative yield is determined based on the remaining term of the indemnification agreement. Both accretion (positive yield) and amortization (negative yield) from the indemnification asset are recognized in interest income on loans over the lesser of the contractual term of the indemnification agreement or the remaining life of the indemnified loans.

In connection with the La Jolla transaction, the Company recorded a separate FDIC true-up liability for an estimated payment due to the FDIC at the expiry of the loss share agreement, given the estimated cumulative losses of the acquired covered assets are projected to be lower than the cumulative losses originally estimated by the FDIC at inception of the loss share agreement. There is no FDIC true-up liability recorded in connection with the First Federal transaction based on the projected loss estimates at this time. There is also no FDIC true-up liability recorded in connection with the IndyMac transaction, as it was not required. This liability represents contingent consideration to the FDIC and is re-measured at estimated fair value on a quarterly basis, with the changes in fair value recognized in noninterest expense.

For further discussion, see Note 5 — Indemnification Assets.

Other Assets

Tax Credit Investments

As a result of the OneWest Transaction, the Company has investments in limited liability entities formed to operate qualifying affordable housing projects, and other entities that make equity investments, provide debt financing or support community-based investments in tax-advantaged projects. Certain affordable housing investments qualify for credit under the Community Reinvestment Act (“CRA”), which requires regulated financial institutions to help meet the credit needs of the local communities in which they are chartered, particularly in neighborhoods with low or moderate incomes. These tax credit investments provide tax benefits to investors primarily through the receipt of federal and/or state income tax credits or tax benefits in the form of tax deductible operating losses or expenses.

The Company invests as a limited partner and its ownership amount in each limited liability entity varies. As a limited partner, the Company is not the primary beneficiary (“PB”) as it does not meet the power criterion, i.e., no power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and has no direct ability to unilaterally remove the general partner. Accordingly, the Company is not required to consolidate these entities on its financial statements. For further discussion on VIEs, see Note 9 — Borrowings.

These tax credit investments, including the commitment to contribute additional capital over the term of the investment, were recorded at fair value at the acquisition date pursuant to ASC 805 — Business Combinations. On a subsequent basis, these investments are accounted for under the equity method. Under the equity method, the Company’s investments are adjusted for the Company’s share of the investee’s net income or loss for the period. Any dividends or distributions received are recorded as a reduction of the recorded investment. The tax credits generated from investments in affordable housing projects and other tax credit investments are recognized on the consolidated financial statements to the extent they are utilized on the Company’s income tax returns through the tax provision.

Tax credit investments are evaluated for potential impairment at least annually, or more frequently, when events or conditions indicate that it is deemed probable that the Company will not recover its investment. Potential indicators of impairment might arise when there is evidence that some or all tax credits previously claimed by the limited liability entities would be recaptured, or that expected remaining credits would no longer be available to the limited liability entities. If an investment is determined to be impaired, it is written down to its estimated fair value and the new cost basis of the investment is not adjusted for subsequent recoveries in value.

Item 1.  Consolidated Financial Statements  15

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

These investments are included within other assets and any impairment loss would be recognized in other income.

FDIC Receivable

In connection with the OneWest Transaction, the Company has a receivable from the FDIC representing a secured interest in certain homebuilder, home construction and lot loans. The secured interest entitles the Company to 40% of the underlying cash flows. The Company elected to measure the FDIC Receivable at estimated fair value under the fair value option. The fair value is estimated based on cash flows expected to be collected from the Company’s participation interest in the underlying collateral. The underlying cash flows include estimated amounts expected to be collected from repayment of loan principal and interest and net proceeds from property liquidations. These cash flows are offset by amounts paid for servicing expenses, management fees, and liquidation expenses. The Company recognizes interest income on the FDIC receivable on an effective yield basis over the expected remaining life. The gains and losses from changes in the estimated fair value of the asset is recorded separately in Other income. For further discussion, see Note 12 — Fair Value.

Other Real Estate Owned

Other real estate owned (“OREO”) represents collateral acquired from the foreclosure of secured loans and is being actively marketed for sale. These assets are initially recorded at lower of cost or market value less disposition costs. Estimated market value is generally based upon independent appraisals or broker price opinions, which are then modified based on assumptions and expectations that are determined by management. Any write-down as a result of differences between carrying and market value on the date of transfer from loan classification is charged to the allowance for credit losses.

Subsequently, the assets are recorded at the lower of its carrying value or estimated fair value less disposition costs. If the property or other collateral has lost value subsequent to foreclosure, a valuation allowance (contra asset) is established, and the charge is recorded in Other income. OREO values are reviewed on a quarterly basis and subsequent declines in estimated fair value are recognized in earnings in the current period. Holding costs are expensed as incurred and reflected in operating expenses. Upon disposition of the property, any difference between the proceeds received and the carrying value is booked to gain or loss on disposition.

Property and Equipment

Property and equipment are included in other assets and are carried at cost less accumulated depreciation and amortization. Depreciation is expensed using the straight-line method over the estimated service lives of the assets. Estimated service lives generally range from 3 to 7 years for furniture, fixtures and equipment and 20 to 40 years for buildings. Leasehold improvements are amortized over the term of the respective lease or the estimated useful life of the improvement, whichever is shorter.

Servicing Advances

The Company is required to make servicing advances in the normal course of servicing mortgage loans. These advances include customary, reasonable and necessary out-of-pocket costs incurred in the performance of its servicing obligation. They include advances related to foreclosure activities, funding of principal and interest with respect to mortgage loans held in connection with a securitized transaction and taxes and other assessments which are or may become a lien upon the mortgage property. Servicing advances are generally reimbursed from cash flows collected from the loans.

As the servicer of securitizations of loans or equipment leases, the Company may be required to make servicing advances on behalf of obligors if the Company determines that any scheduled payment was not received prior to the end of the applicable collection period. Such advances may be limited by the Company based on its assessment of recoverability of such amounts in subsequent collection periods. The reimbursement of servicing advances to the Company is generally prioritized over the distribution of any payments to the investors in the securitizations.

A receivable is recognized for the advances that are expected to be reimbursed, while a loss is recognized in operating expenses for advances that are not expected to be reimbursed.

Derivative Financial Instruments

The Company manages economic risk and exposure to interest rate and foreign currency risk through derivative transactions in over-the-counter markets with other financial institutions. The Company also offers derivative products to its customers in order for them to manage their interest rate and currency risks. The Company does not enter into derivative financial instruments for speculative purposes.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) includes measures to broaden the scope of derivative instruments subject to regulation by requiring clearing and exchange trading of certain derivatives, and imposing margin, reporting and registration requirements for certain market participants. Since the Company does not meet the definition of a Swap Dealer or Major Swap Participant under the Dodd-Frank Act, the reporting and clearing obligations, which became effective April 10, 2013, apply to a limited number of derivative transactions executed with its lending customers in order to manage their interest rate risk.

Derivatives utilized by the Company may include swaps, forward settlement contracts and options contracts. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices. Forward settlement contracts are

16   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

agreements to buy or sell a quantity of a financial instrument, index, currency or commodity at a predetermined future date, and rate or price. An option contract is an agreement that gives the buyer the right, but not the obligation, to buy or sell an underlying asset from or to another party at a predetermined price or rate over a specific period of time.

The Company documents, at inception, all relationships between hedging instruments and hedged items, as well as the risk management objectives and strategies for undertaking various hedges. Upon executing a derivative contract, the Company designates the derivative as either a qualifying hedge or non-qualifying hedge. The designation may change based upon management’s reassessment of circumstances.

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

The Company also enters into foreign currency forward contracts to manage the foreign currency risk associated with its non-U.S. subsidiaries’ funding activities and designates these as foreign currency cash flow hedges for which certain components are reflected in AOCI and others recognized in noninterest income when the underlying transaction impacts earnings.

The company uses foreign currency forward contracts, interest rate swaps, cross currency interest rate swaps, and options to hedge interest rate and foreign currency risks arising from its asset and liability mix. These are treated as economic hedges.

The Company also provides interest rate derivative contracts to support the business requirements of its customers (“customer-related positions”). The derivative contracts include interest rate swap agreements and interest rate cap and floor agreements wherein the Company acts as a seller of these derivative contracts to its customers. To mitigate the market risk associated with these customer derivatives, the Company enters into similar offsetting positions with broker-dealers.

All derivative instruments are recorded at their respective fair value. Derivative instruments that qualify for hedge accounting are presented in the balance sheet at their fair values in other assets or other liabilities, with changes in fair value (gains and losses) of cash flow hedges deferred in AOCI, a component of equity. For qualifying derivatives with periodic interest settlements, e.g. interest rate swaps, interest income or interest expense is reported as a separate line item in the income statement. Derivatives that do not qualify for hedge accounting are also presented in the balance sheet in other assets or other liabilities, but with their resulting gains or losses recognized in Other income. For non-qualifying derivatives with periodic interest settlements, the Company reports interest income with other changes in fair value in other income.

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

CIT is exposed to credit risk to the extent that the counterparty fails to perform under the terms of a derivative. Losses related to credit risk are reflected in other income. The Company manages this credit risk by requiring that all derivative transactions entered into as hedges be conducted with counterparties rated investment grade at the initial transaction by nationally recognized rating agencies, and by setting limits on the exposure with any individual counterparty. In addition, pursuant to the terms of the Credit Support Annexes between the Company and its counterparties, CIT may be required to post collateral or may be entitled to receive collateral in the form of cash or highly liquid securities depending on the valuation of the derivative instruments as measured on a daily basis.

Fair Value

Fair Value Hierarchy

CIT measures the fair value of its financial assets and liabilities in accordance with ASC 820 Fair Value Measurements, which defines fair value, establishes a consistent framework for measuring fair value and requires disclosures about fair value measurements. The Company categorizes its financial instruments, based on the significance of inputs to the valuation techniques, according to the following three-tier fair value hierarchy:

■	Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities that are accessible at the measurement date. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as certain other securities that are highly liquid and are actively traded in over-the-counter markets;

■	Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of

Item 1.  Consolidated Financial Statements  17

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

■	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using valuation models, discounted cash flow methodologies or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes highly structured or long-term derivative contracts and structured finance securities where independent pricing information cannot be obtained for a significant portion of the underlying assets or liabilities.

Valuation Process

The Company has various processes and controls in place to ensure that fair value is reasonably estimated. The Company generally determines the estimated fair value of Level 3 assets and liabilities by using internally developed models and, to a lesser extent, prices obtained from third-party pricing services or broker dealers (collectively, third party vendors).

The Company’s internally developed models primarily consist of discounted cash flow techniques, which require the use of relevant observable and unobservable inputs. Unobservable inputs are generally derived from actual historical performance of similar assets or are determined from previous market trades for similar instruments. These unobservable inputs include discount rates, default rates, loss severity and prepayment rates. Internal valuation models are subject to review prescribed by the Company’s model validation policy that governs the use and control of valuation models used to estimate fair value. This policy requires review and approval of significant models by the Company’s model review group, who are independent of the business units, and perform model validation. Model validation assesses the adequacy and appropriateness of the model, including reviewing its processing components, logic and output results and supporting model documentation. These procedures are designed to provide reasonable assurance that the model is appropriate for its intended use and performs as expected. Periodic re-assessments of models are performed to ensure that they are continuing to perform as designed. The Company updates model inputs and methodologies periodically as a result of the monitoring procedures in place.

Procedures and controls are in place to ensure new and existing models are subject to periodic validations by the Independent Model Validation Group (IMV). Oversight of the IMV is provided by the Model Governance Committee (“MGC”). All internal valuation models are subject to ongoing review by business unit level management. More complex models, such as those involved in the fair value analysis, are subject to additional oversight, at least quarterly, by the Company’s Valuation Reserve Working Group (“VRWG”), which consists of senior management, which reviews the Company’s valuations for complex instruments.

For valuations involving the use of third party vendors for pricing of the Company’s assets and liabilities, or those of potential acquisitions, the Company performs due diligence procedures to ensure information obtained and valuation techniques used are appropriate. The Company monitors and reviews the results from these third party vendors to ensure the estimated fair values are reasonable. Although the inputs used by the third party vendors are generally not available for review, the Company has procedures in place to provide reasonable assurance that the relied upon information is complete and accurate. Such procedures may include, as available and applicable, comparison with other pricing vendors, corroboration of pricing by reference to other independent market data and investigation of prices of individual assets and liabilities.

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

The Company accounts for its VIEs in accordance with Accounting Standards Update (“ASU”) No. 2009-16, Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets and ASU No. 2009-17, Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. ASU 2009-17 requires qualified special purpose entities to be evaluated for consolidation and also changed the approach to determining a VIE’s primary beneficiary (“PB”) and required companies to more frequently reassess whether they must consolidate VIEs. The PB is the party that has both (1) the power to direct the activities of an entity that most significantly impact the VIE’s economic performance; and (2) through its interests in the VIE, the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

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

When in the evaluation of its interest in each VIE it is determined that the Company is considered the primary beneficiary, the VIE’s assets, liabilities and non-controlling interests are consolidated and included in the Consolidated Financial Statements. See Note 9 — Borrowings for further details.

Non-interest Income

Non-interest income is recognized in accordance with relevant authoritative pronouncements and includes rental income on operating leases and other income. Other income includes (1) factoring commissions, (2) gains and losses on sales of equipment, (3) fee revenues, including fees on lines of credit, letters of credit, capital markets related fees, agent and advisory fees, service charges on deposit accounts, and servicing fees on loans CIT services for others, (4) gains and losses on loan and portfolio sales, (5) gains and losses on OREO sales, (6) gains and losses on investments, (7) gains and losses on derivatives and foreign currency exchange, (8) impairment on assets held for sale, and (9) other revenues. Other revenues include items that are more episodic in nature, such as gains on work-out related claims, recoveries on acquired loans or loans charged off prior to transfer to AHFS, proceeds received in excess of carrying value on non-accrual accounts held for sale that were repaid or had another workout resolution, insurance proceeds in excess of carrying value on damaged leased equipment, and also includes income from joint ventures.

Item 1.  Consolidated Financial Statements  19

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Non-interest Expenses

Non-interest expense is recognized in accordance with relevant authoritative pronouncements and includes depreciation on operating lease equipment, maintenance and other operating expenses, loss on debt extinguishment and operating expense.

Operating expenses consists of (1) compensation and benefits, (2) technology costs, (3) professional fees, (4) net occupancy expenses, (5) provision for severance and facilities exiting activities, (6) advertising and marketing, (7) amortization of intangible assets, and (8) other expenses.

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

Activity of discontinued operations is included in various line items of the Statements of Cash Flows and summary items are disclosed in Note 2 — Acquisition and Disposition Activities.

In preparing the interim financial statements for the quarter ended September 30, 2015, the Company discovered and corrected an immaterial error impacting the classification of certain immaterial balances between line items and categories presented in the Consolidated Statements of Cash Flows. The amounts presented comparatively for the nine months ended 2014 have been revised for these misclassifications.

For the nine months ended September 30, 2014 the errors outlined above resulted in an overstatement of net cash flows provided by operations of $92.8 million, an overstatement of net cash flows used in investing activities of $10.0 million and an understatement of net cash flows provided by financing activities of $82.8 million. The errors had no impact on the Company’s reported “Increase (decrease) in unrestricted cash and cash equivalents” or “Unrestricted cash and cash equivalents” for any period.

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

Public companies have to apply the amendment for fiscal years that start after December 15, 2015. Companies will have to apply the changes in their first-quarter reports for 2016. CIT is currently evaluating the impact of adopting this amendment.

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

Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure

The FASB issued ASU 2014-14: Receivables — Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force) in August 2014.

The ASU was issued to clarify the classification and measurement of a foreclosed mortgage loan guaranteed by the government. ASU 2014-14 applies to all creditors that hold government-guaranteed mortgage loans, including those guaranteed by the U.S. Federal Housing Administration (“FHA”), the U.S. Department of Housing and Urban Development (“HUD”), and the U.S. Department of Veterans Affairs (“VA”).

Specifically, creditors should reclassify loans that are within the scope of the ASU to “other receivables” upon foreclosure, rather than reclassifying them to OREO.

Importantly, a reporting entity must elect the same method of adoption as elected under Accounting Standards Update No. 2014-04, Receivables — Troubled Debt Restructurings by Creditors, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.

The amendments in this Update were effective for CIT upon its acquisition of OneWest Bank in August 2015 and CIT will apply them via the prospective transition, i.e. to foreclosures that occur after the acquisition date.

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

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date one year for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period, which means CIT would apply the standard in their SEC filings for the first quarter of 2018. Public companies that choose full retrospective application will need to apply the standard to amounts they report for 2016 and 2017 on the face of their full year 2018 financial statements. CIT is currently reviewing the impact of adoption and has not determined the effect of the standard on its ongoing financial reporting.

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure

The FASB issued ASU 2014-04 Receivables — Troubled Debt Restructurings by Creditors (Subtopic 310-40), Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force) in January 2014.

This update clarifies when banks should derecognize a defaulted consumer mortgage loan and recognize other real estate owned. It is intended to reduce diversity in practice that has arisen due to the increased number of foreclosures and extended nature of foreclosure proceedings.

The scope of the guidance is limited to consumer loans collateralized by residential real estate and clarifies when an in substance repossession or foreclosure occurs — and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan — in either of the following situations:

1.	The creditor obtains legal title to the residential real estate property.

2.	Completion of a deed in lieu of foreclosure or similar legal agreement under which the borrower conveys all interest in the residential real estate property to the creditor to satisfy that loan.

In addition to existing disclosure that includes the amount of investments in impaired loans, the nature and extent of Troubled Debt Restructuring (“TDRs”) during the period and the effect on the allowance for credit losses and assets held for sale, entities will be required to disclose at each balance sheet date (1) the amount of outstanding foreclosed residential real estate and (2) the amount of recorded investment in residential real estate mortgage loans in the process of foreclosure per local jurisdiction requirements.

The amendments in this Update were effective for CIT upon its acquisition of OneWest Bank in August 2015 using the prospective transition method, which apply to all instances of receiving physical possession of residential real estate property collateralized by consumer mortgage loans that occur after the acquisition date.

Accounting for Investments in Qualified Affordable Housing Projects

The FASB issued ASU 2014-01 Investments — Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force) — in January 2014.

The ASU revised the accounting for investments in qualified affordable housing projects:

■	Modifies the conditions that must be met to present the pretax effects and related tax benefits of such investments as a component of income taxes (“net” within income tax expense).

■	For investments that qualify for “net” presentation of investment performance, the ASU introduces a “proportional amortization method” that can be elected, in lieu of the effective yield method, to amortize the investment basis. Under the proportional amortization method an investor amortizes the cost of its investment, in proportion to the tax credits and other tax benefits it receives, to income tax expense.

■	Requires new disclosure for all investors in these projects.

Under the proportional amortization method, an investment must be tested for impairment when events or changes in circumstances indicate that it is more likely than not that the carrying amount of the investment will not be realized.

Item 1.  Consolidated Financial Statements  23

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

An impairment loss is measured as the amount by which the carrying amount of the investment exceeds its fair value. Previously recognized impairment losses cannot be reversed.

The ASU introduces disclosure requirements for all investments in qualified affordable housing projects, regardless of the accounting method used for those investments. An investor must disclose information that enables users of its financial statements to understand:

1.	The nature of its investments in affordable housing projects, and

2.	The effect of the measurement of those investments and the related tax credits on its financial statements.

The amendments in this Update were effective for CIT upon its acquisition of OneWest Bank in August 2015. The amendment was previously not applicable to CIT, therefore there is no retrospective impact to CIT’s financial statements.

NOTE 2 — ACQUISITION AND DISPOSITION ACTIVITIES

ACQUISITIONS

During 2015 and 2014, the Company completed the following significant business acquisitions.

OneWest Transaction

Effective as of August 3, 2015, CIT acquired IMB, the parent company of OneWest Bank. CIT Bank, a Utah-state chartered bank and a wholly owned subsidiary of CIT, merged with and into OneWest Bank, with OneWest Bank surviving as a wholly owned subsidiary of CIT with the name CIT Bank, National Association. CIT paid approximately $3.4 billion as consideration, comprised of approximately $1.9 billion in cash proceeds, approximately 30.9 million shares of CIT Group Inc. common stock (valued at approximately $1.5 billion at the time of closing), and approximately 168,000 restricted stock units of CIT (valued at approximately $8 million at the time of closing). Total consideration also included $116 million of cash retained by CIT as a holdback for certain potential liabilities relating to IMB and $2 million of cash for expenses of the holders’ representative. The acquisition was accounted for as a business combination, subject to the provisions of ASC 805-10-50, Business Combinations.

The acquisition added approximately $21.8 billion of assets and $18.4 billion of liabilities to CIT’s Consolidated Balance Sheet and 70 branches in Southern California. Primary reasons for the acquisition included advancing CIT’s bank deposit strategy, expanding the Company’s products and services offered to small and middle market customers, and improving CIT’s competitive position in the financial services industry.

The assets acquired, liabilities assumed and consideration exchanged were recorded at their estimated fair value on the acquisition date. No allowance for loan losses was carried over and no allowance was created at acquisition.

Consideration and Net Assets Acquired (dollars in millions)

Purchase price	$3,391.6
Recognized amounts of identifiable assets acquired and (liabilities assumed), at fair value
Cash and interest bearing deposits	$4,411.6
Investment securities	1,297.3
Assets held for sale	20.4
Loans HFI	13,598.3
Indemnification assets	480.7
Other assets	676.6
Assets of discontinued operation	524.4
Deposits	(14,533.3)
Borrowings	(2,970.3)
Other liabilities	(221.1)
Liabilities of discontinued operation	(676.9)
Total fair value of identifiable net assets	$2,607.7
Intangible assets	$185.9
Goodwill	$598.0

The determination of estimated fair values required management to make certain estimates about discount rates, future expected cash flows (that may reflect collateral values), market conditions and other future events that are highly subjective in nature and may require adjustments, which can be updated throughout the year following the acquisition. As of September 30, 2015, CIT continued to review information relating to events or circumstances existing at the acquisition date. Management anticipates that this review could result in adjustments to the acquisition date valuation amounts presented herein but does not anticipate that these adjustments would be material.

Cash and Interest Bearing Deposits

Acquired cash and cash equivalents of $4.4 billion include cash on deposit with the FRB and other banks, vault cash, deposits in transit, and highly liquid investments with original maturities of three months or less. Given the short-term nature and insignificant risk of changes in value because of changes in interest rates, the carrying amount of the acquired cash and interest bearing deposits was determined to equal fair value.

Investment Securities

In connection with the OneWest acquisition, the Company acquired a portfolio of mortgage-backed securities (MBS) valued at approximately $1.3 billion as of the acquisition date. This MBS portfolio contains various senior and subordinated non agency MBS, interest-only, and agency securities. Approximately $982 million of these MBS securities were classified as PCI due to evidence of credit deterioration since issuance and for which it is probable that the Company will not collect all contractually required principal and interest payments at the time of purchase. These securities are classified as available-for-sale.

24   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The acquisition date fair value of the securities was based on market quotes, where available, or on discounted cash flow techniques using assumptions for prepayment rates, market yield requirements and credit losses where market quotes were not available. Future prepayment rates were estimated based on current and expected future interest rate levels, collateral seasoning and market forecasts, as well as relevant characteristics of the collateral underlying the securities, such as loan types, prepayment penalties, interest rates and recent prepayment experience.

Loan Portfolio

The acquired loan portfolio, with an aggregate Unpaid Principal Balance (“UPB”) of $15.8 billion and a fair value (“FV”) of $13.6 billion at the acquisition date, is comprised of various types of loan products, including SFR loans, non-SFR loans, jumbo mortgages, commercial real estate loans, Small Business Administration (“SBA”) loans, repurchased GNMA loans, reverse mortgages and commercial and industrial loans.

■	Single Family Residential — At the acquisition date, OneWest owned a legacy portfolio of SFR loans that had been acquired by OneWest through various portfolio purchases. The UPB and FV at the acquisition date were $6.2 billion and $4.8 billion, respectively.

■	Non-SFR — The Non-SFR loan portfolio consists mainly of commercial real estate loans secured by various property types, including multifamily, retail, office and other. The UPB and FV at the acquisition date were $1.4 billion and $1.2 billion, respectively.

■	Jumbo Mortgages — At the acquisition date, OneWest owned a portfolio of recently originated Jumbo Mortgages. The Jumbo Mortgages consist of three different product types: fixed rate, adjustable rate mortgage (“ARM”) and home equity lines of credit (“HELOC”). The UPB and FV at the acquisition date were both $1.4 billion.

■	Commercial Real Estate — At the acquisition date, OneWest owned a portfolio of recently originated commercial real estate (“CRE”) loans. The CRE loan portfolio consists of loans secured by various property types, including hotel, multifamily, retail, and other. The UPB and FV at the acquisition date were both $2.0 billion.

■	SBA — At the acquisition date, OneWest owned a portfolio of recently originated SBA loans. The SBA loan portfolio primarily consists of loans provided to small business borrowers and guaranteed by the SBA. The UPB and FV at the acquisition date were both $278 million.

■	Repurchased GNMA Loans — At the acquisition date, OneWest held a portfolio of loans repurchased from GNMA securitizations under its servicer repurchase program. GNMA allows servicers to repurchase loans from securitization pools after the borrowers have been delinquent for three payments. After repurchase, servicers can work to rehabilitate the loan, and subsequently resell the loan into another GNMA pool. The UPB and FV at the acquisition date were both $78 million.

The eight major loan products, including Reverse Mortgages and Commercial & Industrial Loans discussed below, were further stratified into approximately ninety cohorts based on common risk characteristics. Specific valuation assumptions were then applied to these stratifications in the determination of fair value. The stratification of the SFR portfolio cohorts was largely based on product type, while the cohorts for the other products were based on a combination of product type, the Company’s probability of default risk ratings and selected industry groupings.

For the SFR portfolio, a waterfall analysis was performed to determine if a loan was PCI. This waterfall analysis was comprised of a series of tests which considered the status of the loan (delinquency, foreclosure, etc.), the payment history of the borrowers over the prior two years, collateral coverage of the loan based on the loan-to-value ratio (“LTV”), and changes in borrower FICO scores. Loans that “passed” each of the tests were considered non-PCI and all others were deemed to have some impairment and, thus, classified as PCI. The PCI determination for the other asset classes was largely based on the Company’s probability of default risk ratings.

The above acquired loan portfolios were valued using the direct method of the income approach. The income approach derives an estimate of value based on the present value of the projected future cash flows of each loan using a discount rate which incorporates the relevant risks associated with the asset and time value of money. To perform the valuation, all credit and market aspects of these loans were evaluated, and the appropriate performance assumptions were determined for each portfolio. In general, the key cash flow assumptions relating to the above acquired loan portfolios were: prepayment rate, default rate, severity rate, modification rate, and the recovery lag period, as applicable.

■	Reverse Mortgages — OneWest Bank held a portfolio of jumbo reverse mortgage loans. The reverse mortgage loan portfolio consists of loans made to elderly borrowers in which the bank makes periodic advances to the homeowner, and, in return, at some future point the bank could take custody of the home upon occurrence of a termination event. A termination event includes such events as the death of the homeowner, the relocation of the homeowner, or a refinancing of the mortgage. The UPB and FV at the acquisition date were $1.1 billion and $811 million, respectively.

The reverse mortgage portfolio was valued using the direct method of the income approach. To perform the valuation for the reverse mortgage portfolio we considered all credit aspects of the mortgage portfolio (e.g., severity), selected appropriate performance assumptions related to advances, interest rates, prepayments (e.g. mortality), home price appreciation, actuarial and severity, projected cash flows utilizing the selected assumptions, and ultimately performed a discounted cash flow

Item 1.  Consolidated Financial Statements  25

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

analysis on the resulting projections. The key terminal cash flow projections were based on two assumptions: (1) the prepayment rate, and (2) the severity. Reverse mortgage borrowers prepay, or terminate, their loans upon a termination event such as the death or relocation of the homeowner. Such mortality and mobility events, respectively, constitute the prepayment rate for reverse mortgages.

■	Commercial and Industrial Loans — OneWest had recently originated a portfolio of commercial and industrial (C&I) loans. The C&I loan portfolio consists of term loans and lines of credit provided to businesses across different industries. The UPB and FV at the acquisition date were $3.3 billion and $3.1 billion, respectively.

The non-PCI portion of the C&I portfolio was valued using the indirect method of the income approach. The indirect method was selected as it is the most common method used in the valuation of commercial loans, which are valued based on an all-in discount rate. To perform the valuation, we considered all credit risks of the non-PCI portion of the C&I portfolio within the discount rate, selecting an all-in discount rate which fully captures the risk associated with the loan rating.

The PCI portion of the C&I portfolio was valued by applying valuation marks based on CIT’s PD and LGD framework and supporting those prices by using the direct method of the income approach. To perform the valuation a recovery analysis was applied based on the probability of default and loss given default assigned to each loan. The direct method was used for the PCI loans in order to capture either the existing defaulted, or near defaulted, nature of the loans.

The table below summarizes the key valuation input assumptions by major product type:

	Discount Rate		Severity Rate		Prepayment Rate		Default Rate
Product Type	Range	Weighted Avg.	Range	Weighted Avg.	Range	Weighted Avg.	Range	Weighted Avg.
SFR	4.6% – 12.1%	6.9%	(1)	(1)	(1)	(1)	(1)	(1)
Non-SFR	5.1% – 10.0%	6.0%	36.6% – 60.9%	45.8%	1.0% – 6.0%	3.4%	0.2% – 82.4%	11.0%
Jumbo Mortgages	3.3% – 4.2%	3.4%	0.0% – 10.0%	2.7%	10.0% – 18.0%	13.9%	0.0% – 0.2%	0.0%
Commercial Real Estate	4.2% – 5.0%	4.5%	15.0% – 35.0%	19.3%	1.5% – 6.0%	4.6%	0.6% – 14.7%	1.4%
SBA	5.1% – 7.3%	5.1%	25.0%	25.0%	2.0% – 5.0%	4.9%	3.0% – 24.9%	3.4%
Repurchased GNMA	T + 0.9%	2.1%	0.0% – 13.5%	6.4%	0.0% – 7.3%	3.4%	0.0% – 8.8%	4.2%
Reverse Mortgages	10.5%	10.5%	(2)	(2)	(3)	(3)	NA(4)	NA
C&I Loans	5.3% – 8.4%	6.0%	NA	NA	NA	NA	NA	NA

(1)	SFR Severity, Prepayment and Default Rates were based on portfolio historic delinquency migration and loss experience.

(2)	Reverse mortgage severity rates were based on HPI and LTV.

(3)	Reverse mortgage prepayment rates were based on mobility and mortality curves.

(4)	NA means not applicable.

Indemnification Assets

As part of the OneWest Transaction, CIT is party to loss share agreements with the FDIC, which provide for the indemnification of certain losses within the terms of these agreements. These loss share agreements are related to OneWest Bank’s previous acquisitions of IndyMac, First Federal and La Jolla. The loss sharing agreements generally require CIT Bank, N.A. to obtain FDIC approval prior to transferring or selling loans and related indemnification assets. Eligible losses are submitted to the FDIC for reimbursement when a qualifying loss event occurs (e.g., loan modification, charge-off of loan balance or liquidation of collateral).

The loss share agreements cover the SFR loans acquired from IndyMac, First Federal, and La Jolla. In addition, the IndyMac loss share agreement covers the reverse mortgage loans. The IndyMac agreement was signed on March 19, 2009 and the SFR indemnification expires on the tenth anniversary of the agreement. The First Federal loss share agreement was signed on December 18, 2009 and expires on the tenth anniversary of the agreement. The La Jolla loss share agreement was signed on February 19, 2010 and expires on the tenth anniversary of the agreement. These agreements are accounted for as indemnification assets which were recognized as of the acquisition date at their assessed fair value of $480.7 million. The First Federal and La Jolla loss share agreements also include certain true-up provisions for amounts due to the FDIC if actual and estimated cumulative losses of the acquired covered assets are projected to be lower than the cumulative losses originally estimated at the time of OneWest Bank’s acquisition of the covered loans. Upon acquisition, CIT established a separate liability for these amounts due to the FDIC associated with the LJB loss share agreement at the assessed fair value of $56.3 million.

The indemnification assets were valued using the direct method of the income approach. The income approach derives an estimate of value based on the present value of the projected future cash flows allocated to each of the loss share agreements using a discount rate which incorporates the relevant risks associated with the asset and time value of money. To perform the valuation, we made use of the

26   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

projected losses for each of the relevant loan portfolios, as discussed in each loan portfolio section above, as well as the contractual terms of the loss share agreements. As the indemnification assets relate to cash flows to be received from the FDIC, a government agency, we considered a discount rate reflective of the risk of the FDIC. Conversely, as true-up payments to be made in the future are liabilities, we selected a discount rate reflective of CIT’s borrowing rates for a similar term.

Goodwill and Intangible Assets

The goodwill recorded is attributable to advancing CIT’s bank deposit strategy, by expanding the Company’s products and services offered to small and middle market customers, improving CIT’s competitive position in the financial services industry and related synergies that are expected to result from the acquisition. The amount of goodwill recorded ($598 million) represents the excess of the purchase price over the estimated fair value of the net assets acquired by CIT, including intangible assets. See Note 23 — Goodwill and Intangible Assets for a description of goodwill recognized, along with the reporting units within the NAB and LCM segments that recorded goodwill. Goodwill related to this transaction is not deductible for income tax purposes. The intangible assets recorded related primarily to the valuation of existing core deposits, customer relationships and trade names recorded in conjunction with the OneWest Transaction.

Intangible assets acquired, as of August 3, 2015 consisted of the following:

Intangible Assets (dollars in millions)

Intangible Assets	Fair Value	Estimated Useful Life	Amortization Method
Core deposit intangibles	$126.3	7 years	Straight line
Trade names	36.4	10 years	Straight line
Customer relationships	20.3	10 years	Accelerated
Other	2.9	3 years	Straight line
Total	$185.9

■	Core Deposit Intangibles — Certain core deposits were acquired as part of the transaction, which provide an additional source of funds for CIT. The core deposit intangibles represent the costs saved by CIT by acquiring the core deposits and not needing to source the funds elsewhere. This intangible was valued using the income approach: cost savings method.

■	OneWest Trade Name — OneWest’s brand is recognized in the Financial Services industry, as such, OneWest’s brand name reputation and positive brand recognition embodied in its trade name was valued using the income approach: relief from royalty method.

■	Customer Relationships — Certain commercial borrower customer relationships were acquired as part of the transaction. The acquired customer relationships were valued using the income approach: multi-period excess earnings method.

■	Other — Relates to certain non-competition agreements which limit specific employees from competing in related businesses of CIT. This intangible was valued using the income approach: with-and-without method.

See Note 23 — Goodwill and Intangible Assets, for further discussion of the accounting for goodwill and other intangible assets.

Other Assets

Acquired other assets of $0.7 billion include items such as investment tax credits, OREO, deferred federal and state tax assets, property, plant and equipment (“PP&E”), an FDIC receivable, as well as accrued interest and other receivables.

■	Investment tax credits — As of the acquisition date, OneWest’s most significant tax credit investments were in several funds specializing in the financing and development of low-income housing (“LIHTC”). Our fair value analysis of the LIHTC investments took into account the ongoing equity installments regularly allocated to the underlying tax credit funds, along with changes to projected tax benefits and the impact this has on future capital contributions. CIT’s assessment of the investment tax credits primarily consisted of applying discount rates ranging from 4% — 6% to projected cash flows. As a result of this analysis, CIT determined that the fair value of the tax credit assets was approximately $114 million (the fair value of associated future funding commitments is separately recorded as a liability at its fair value of $19.3 million). At acquisition, OneWest also held smaller investments in funds promoting film production and renewable energy; these were recorded at their acquisition fair value of approximately $21 million based on CIT’s consideration of market based indications of value.

■	OREO — A portfolio of real estate assets acquired over time as part of the foreclosure process associated with mortgages on real estate. OREO assets primarily include single family residences, and also include land, multi-family, medical office, and condominium units. OREO assets are actively marketed for sale and carried by

Item 1.  Consolidated Financial Statements  27

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

OneWest at the lower of its carrying amount or estimated fair value less disposition costs. Estimated fair value is generally based upon broker price opinions and independent appraisals, modified based on assumptions and expectations determined by management. CIT reviewed the OREO carried in Other assets and concluded that the net book value of $132.4 million at the acquisition date was a reasonable approximation of fair value.

■	Property Plant and Equipment — The operations of the Company are supported by various property, plant and equipment (“PP&E”) assets. The PP&E assets broadly include real and personal property used in the normal course of the company’s daily operations. CIT considered the income, market, and cost approaches in estimating the fair value of the PP&E. The owned real estate assets were valued under the income approach to derive property level fair value estimates. The underlying assets, including the land, buildings, site improvements, and leases-in-place were discretely valued using the cost and market approaches. Furniture and fixtures were reviewed and it was found that the depreciated book value was a reasonable proxy for fair value. Based on our analysis, the fair value of the PP&E was estimated at $61.4 million. The valuation resulted in a premium of approximately $23.6 million.

■	FDIC Receivable — CIT acquired a receivable with the FDIC representing a secured interest in certain homebuilder, home construction and lot loans. The secured interest entitles the Company to 40% of the underlying cash flows. The Company recorded this receivable at its estimated acquisition date fair value of $54.8 million. The fair value was estimated based on cash flows expected to be collected from the Company’s participation interest in the underlying collateral. The underlying cash flows include estimated amounts expected to be collected from repayment of loan principal and interest and net proceeds from property liquidations. These cash flows are offset by amounts paid for servicing expenses, management fees, and liquidation expenses.

Deposits

Deposits of $14.5 billion included $8,327.6 million with no stated maturities and Certificates of Deposit (CDs) that totaled $6,205.7 million. For deposits with no stated maturities (primarily checking and savings deposits), fair value was assumed to equal the carrying value, therefore no PAA was recorded. The CDs had maturities ranging from 3 months to 5 years and were valued using the indirect method of the income approach, which was based on discounting the cash flows associated with the CDs. Value under the indirect method was a function of the projected contractual cash flows of the fixed term deposits and a credit adjusted discount rate, as observed from similar risk instruments, based on the platform in which the deposit was originated. In order to best capture the features and risks, CDs were grouped along two dimensions, maturity groups, based on the remaining term of the fixed deposits (e.g., 0 to 1 year, 1 to 2 years, etc.) and origination channel (e.g., Branch or Online).

Contractual cash flows of each CD group were projected, related to interest accrual and principal and interest repayment, for the CDs over the remaining term of each deposit pool. Upon the maturity of each group, the accumulated interest and principal are repaid to the depositor. Each underlying fixed term CD had a contractual interest rate, and the weighted average interest rate for each group was calculated. The weighted average interest rate of each group was used to forecast the accumulated interest to be repaid at maturity. The applicable discount rate for each group of CDs reflected the maturity and origination channel of that group. The selected discount rate for all channels other than Branch was based on the observed difference in OneWest Bank origination rates between channels, added to the selected Branch channel rate of the same maturity. The discount rates ranged from 0.25 percent to 1.38 percent. The valuation resulted in a PAA premium of $29.0 million.

Borrowings

Borrowings of $3.0 billion consisted of FHLB advances that included fixed rate credit (“FRC”), adjustable rate credit (“ARC”), and overnight (“Fed Funds Overnight”) borrowing. The FHLB advances were valued using the indirect method of the income approach, which is based on discounting the cash flows associated with the borrowing. Value under the indirect method is a function of the projected contractual cash flows of the FHLB borrowing and a discount rate matching the type of FHLB borrowing, as observed from recent FHLB Advance rates. The applicable discount rate for each borrowing type was observed based on rates published by the FHLB.

Each FHLB borrowing has a contractual interest rate, interest payment terms, and a stated maturity date; therefore, cash flows of each FHLB borrowing was projected to match its contractual terms of repayment, both principal and interest, and then discounted to the valuation date. For Fed Funds Overnight borrowing, as these borrowings are settled overnight, the Fair Value is assumed to be equal to the outstanding balance, as the interest rate resets to the market rate overnight. The applicable discount rate for each borrowing ranged from 0.15 percent to 0.89 percent. The valuation resulted in a PAA premium of $6.8 million.

Other Liabilities — include various amounts accrued for compensation related costs, a separate reserve for credit losses on off-balance sheet commitments, liabilities associated with economic hedges, and commitments to invest in the LIHTC noted above.

Mortgage Servicing Rights

CIT acquired certain reverse mortgage servicing rights (“MSRs”) accounted for as a servicing liability with an

28   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

acquisition date fair value of approximately $10 million, which are included in discontinued operations. MSRs are accounted for as separate assets or liabilities only when servicing is contractually separated from the underlying mortgage loans 1) by sale or securitization of the loans with servicing retained or 2) by separate purchase or assumption of the servicing. Under the servicing agreements, the Company performs certain accounting and reporting functions for the benefit of the related mortgage investors. For performing such services, the Company receives a servicing fee.

MSRs represent a contract for the right to receive future revenue associated with the servicing of financial assets and thus are considered a non-financial asset. The acquisition date estimated fair value was based on observable market data and to the extent such information is not available, CIT determined the estimated fair value of the MSRs using discounted cash flow techniques using a third-party valuation model. Estimates of fair value involve several assumptions, including market expectations of future prepayment rates, interest rates, discount rates, servicing costs and default rates, all of which are subject to change over time. Assumptions are evaluated for reasonableness in comparison to actual performance, available market and third party data.

CIT will evaluate the acquired MSRs for potential impairment using stratification based on one or more predominant risk characteristics of the underlying financial assets such as loan vintage. The MSRs are amortized in proportion to and over the period of estimated net servicing income and the amortization is recorded as an offset to Loan servicing fee, net. The amortization of MSRs is analyzed at least quarterly and adjusted to reflect changes in prepayment speeds, delinquency rates, as well as other factors.

CIT will recognize OTTI when it is probable that all or part of the valuation allowance for impairment (recognized under LOCOM) will not be recovered within the foreseeable future. For this purpose, the foreseeable future shall not exceed a period of two years. The Company will assess a servicing asset or liability for OTTI when conditions exist or events occur indicating that OTTI may exist (e.g., a severe or extended decline in estimated fair value).

Unaudited Pro Forma Information

The estimated amount of OneWest Bank net finance revenue and pre-tax income from continuing operations for the period from August 3, 2015 to September 30, 2015 of $134 million and $49 million, respectively, was included in CIT’s consolidated income statement for the quarter and nine months ended September 30, 2015. Upon closing the transaction and integrating OneWest Bank, effective August 3, 2015, separate records for OneWest Bank as a stand-alone business have not been maintained as the operations have been integrated into CIT. OneWest Bank net finance revenue and earnings disclosed above reflect management’s best estimate, based on information available at the reporting date.

The following table presents certain unaudited pro forma information for illustrative purposes only, for the nine months ended September 30, 2015 and 2014 as if OneWest Bank had been acquired on January 1, 2014. The unaudited estimated pro forma information combines the historical results of OneWest Bank with the Company’s consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition taken place on January 1, 2014.

Further, the unaudited pro forma information does not consider any changes to the provision for credit losses resulting from recording loan assets at fair value by OneWest Bank prior to the acquisition, which in turn did not require an allowance for loan losses. The pro forma financial information does not include the impact of possible business changes or synergies. The preparation of the pro forma financial information includes adjustments to conform accounting policies between OneWest Bank and CIT, specifically related to (1) adjustments to remove the fair value adjustments previously recorded by OneWest Bank on $4.4 billion of loan balances and record income on a level yield basis, reflecting the adoption of ASC 310-20 and ASC 310-30 for loans, depending on whether the loans were determined to be purchased credit impaired; and (2) adjustments to remove the fair value adjustments previously recorded by OneWest Bank on $500 million of borrowings and record interest expense in accordance with ASC 835-30. The pro forma financial information in the table below reflects the total impact ($1,022 million) of income tax benefits recognized by the Company in 2014 and 2015 ($375 million and $647 million for the nine months ended September 30, 2014 and 2015, respectively) in the 2014 period, assuming for the purpose of preparing the pro forma information that the acquisition of OneWest Bank had occurred on January 1, 2014. These tax benefits, which related to the reduction in the Company’s deferred tax asset valuation allowance, do not have a continuing impact. Similarly, in connection with the OneWest Transaction, CIT incurred acquisition and integration costs recognized by the Company during the nine months ended September 30, 2014 and 2015 of approximately $5 million and $41 million, respectively. For the purpose of preparing the pro forma information, these acquisition and integration costs have been reflected as if the acquisition had occurred on January 1, 2014. Additionally, CIT expects to achieve operating cost savings and other business synergies as a result of the acquisition that are not reflected in the pro forma amounts that follow. Therefore, actual results may differ from the unaudited pro forma information presented and the differences could be significant.

Item 1.  Consolidated Financial Statements  29

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Unaudited Pro Forma (dollars in millions)

	For the Nine Months Ended September 30
	2015	2014
Net finance revenue	$2,348.6	$2,435.6
Net income	$476.8	$1,534.0

Nacco Acquisition

On January 31, 2014, CIT acquired 100% of the outstanding shares of Paris-based Nacco SAS (“Nacco”), an independent full service railcar lessor in Europe. The purchase price was approximately $250 million and the acquired assets and liabilities were recorded at their estimated fair values as of the acquisition date, resulting in $77 million of goodwill. The purchase included approximately $650 million of assets (operating lease equipment), comprised of more than 9,500 railcars, including tank cars, flat cars, gondolas and hopper cars, and liabilities, including secured debt of $375 million.

Direct Capital Acquisition

On August 1, 2014, CIT Bank acquired 100% of the outstanding shares of Capital Direct Group and its subsidiaries (“Direct Capital”), a U.S. based lender providing equipment financing to small and mid-sized businesses operating across a range of industries. The purchase price was approximately $230 million and the acquired assets and liabilities were recorded at their estimated fair values as of the acquisition date resulting in approximately $170 million of goodwill. The assets acquired included finance receivables of approximately $540 million, along with existing secured debt of $487 million. In addition, intangible assets of approximately $12 million were recorded relating mainly to the valuation of existing customer relationships and trade names.

DISCONTINUED OPERATIONS

Reverse Mortgage Servicing

The Financial Freedom business, a division of CIT Bank (formerly a division of OneWest Bank) that services reverse mortgage loans was acquired in conjunction with the OneWest Transaction. Pursuant to ASC 205-20, as amended by ASU 2014-08, the Financial Freedom business is reflected as a discontinued operation as of September 30, 2015. The business includes the entire third party servicing of reverse mortgage operations, which include personnel, systems and the servicing assets and liabilities. The assets of discontinued operations primarily include HECM loans and servicing advances, while liabilities of discontinued operations include reverse mortgage servicing liability, secured borrowings and contingent liabilities. The reverse mortgage servicing relates primarily to loans serviced for Fannie Mae. Separate from the Financial Freedom business, there is a portfolio of reverse mortgages in the Legacy Consumer Mortgage segment, which is continuing operations. Based on the Company’s continuing assessment of market participants costs to service in response to recent information from bidders and contemplation of recent industry servicing practice changes, the Company’s estimated fair value of the reverse MSRs was a negative $10 million at September 30, 2015, which is unchanged from the acquisition date fair value from the OneWest acquisition.

In addition to the servicing rights, discontinued operations reflect HECM loans, which were pooled and securitized in the form of GNMA HMBS and sold into the secondary market with servicing retained. These HECM loans are insured by the Federal Housing Administration (“FHA”). Based upon the structure of the GNMA HMBS securitization program, the Company has determined that the HECM loans transferred into the program had not met all of the requirements for sale accounting and, therefore, has accounted for these transfers as a financing transaction. Under a financing transaction, the transferred loans remain on the Company’s statement of financial position and the proceeds received are recorded as a secured borrowing. Condensed financial information is presented below.

Student Lending

On April 25, 2014, the Company completed the sale of its student lending business, along with certain secured debt and servicing rights. The business was in run-off and $3.4 billion in portfolio assets were classified as assets held for sale as of December 31, 2013. Income from the discontinued operation for the nine months ended September 30, 2014, reflected the benefit of proceeds received in excess of the net carrying value of assets and liabilities sold. The interest expense primarily reflected the acceleration of FSA accretion on the extinguishment of the debt, while the gain on sale mostly reflects the excess of purchase price over net assets, and amounts received for the sale of servicing rights.

The 2014 interest expense allocated to the discontinued operation corresponded to debt of approximately $3.2 billion, net of $224 million of FSA. The debt included $0.8 billion that was repaid using a portion of the cash proceeds. Operating expenses included in the discontinued operation consisted of direct expenses of the student lending business that were separate from ongoing CIT operations and did continue subsequent to disposal.

In connection with the classification of the student lending business as a discontinued operation, certain indirect operating expenses that previously had been allocated to the business have instead been allocated to Corporate and Other as part of continuing operations and are not included in the summary of discontinued operations presented in the

30   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

table below. The total incremental pretax amounts of indirect overhead expense that were previously allocated to the student lending business and remain in continuing operations were approximately $2.2 million for the quarter ended September 30, 2014 and $1.7 million for the nine months ended September 30, 2014.

There were no assets or liabilities related to the student loan business at September 30, 2015 and December 31, 2014. Amounts reflected for the quarter and nine months ended September 30, 2014 apply to the student lending business, while all 2015 balances relate to the acquired discontinued operations in conjunction with the OneWest Transaction.

Condensed Balance Sheet of Discontinued Operations (dollars in millions)

September 30, 2015
Net Finance Receivables(1)	$463.9
Other assets(2)	49.9
Assets of discontinued operations	$513.8
Secured borrowings(1)	$454.1
Other liabilities(3)	217.8
Liabilities of discontinued operations	$671.9

(1)	Net finance receivables includes $453.2 million of securitized balances and $10.7 million of additional draws awaiting securitization at September 30, 2015. Secured borrowings relate to those receivables.

(2)	Amount includes servicing advances, servicer receivables and property and equipment, net of accumulated depreciation.

(3)	Other liabilities include contingent liabilities and other accrued liabilities.

As a mortgage servicer of residential reverse mortgage loans, the Company is exposed to contingent obligations for breaches of servicer obligations as set forth in industry regulations established by HUD and FHA and in servicing agreements with the applicable counterparties, such as Fannie Mae and other investors. Under these agreements, the servicer may be liable for failure to perform its servicing obligations, which could include fees imposed for failure to comply with foreclosure timeframe requirements established by servicing guides and agreements to which CIT is a party as the servicer of the loans. The Company recorded a liability for contingent servicing-related liabilities. While the Company believes that such accrued liabilities are adequate, it is reasonably possible that such losses could ultimately exceed the Company’s liability for probable and reasonably estimable losses by up to approximately $30.9 million as of September 30, 2015 associated with discontinued operations.

Separately, a corresponding indemnification receivable from the FDIC of $67.7 million is recognized for the loans covered by indemnification agreements with the FDIC reported in continuing operations as of September 30, 2015. The indemnification receivable is measured using the same assumptions used to measure the indemnified item (contingent liability) subject to management’s assessment of the collectability of the indemnification asset and any contractual limitations on the indemnified amount.

The results from discontinued operations, net of tax, for the quarters and nine months ended September 30, 2015 and 2014 are as follows:

Condensed Statements of Operation (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income(1)	$2.2	$–	$2.2	$27.0
Interest expense(1)	(2.3)	–	(2.3)	(248.2)
Other income	6.1	–	6.1	(2.1)
Operating expenses(2)	(11.8)	–	(11.8)	(3.5)
Loss from discontinued operations before provision (benefit) for income taxes	(5.8)	–	(5.8)	(226.8)
Benefit (provision) for income taxes(3)	2.1	(0.5)	2.1	(2.5)
Loss from discontinued operations, net of taxes	(3.7)	(0.5)	(3.7)	(229.3)
Gain on sale of discontinued operations	–	–	–	282.8
Income (loss) from discontinued operations, net of taxes	$(3.7)	$(0.5)	$(3.7)	$53.5

(1)	Includes amortization for the premium associated with the HECM loans and related secured borrowings for the quarter and nine months ended September 30, 2015.

(2)	For the quarter and nine months ended September 30, 2015, operating expense is comprised of $4.4 million in salaries and benefits, $2.8 million in professional services and $4.6 million for other expenses such as data processing, premises and equipment, legal settlement, and miscellaneous charges.

(3)	The Company’s tax rate for discontinued operations is 36.5% for the quarter and nine months ended September 30, 2015.

Item 1.  Consolidated Financial Statements  31

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Condensed Statement of Cash Flows (dollars in millions)

Nine Months Ended September 30, 2015
Net cash flows used for operations	$(1.4)
Net cash flows provided by investing activities	9.8

NOTE 3 — LOANS

The following tables and data as of September 30, 2015 include the loan balances acquired in the OneWest Transaction, which were recorded at fair value at the time of the acquisition (August 3, 2015). See Note 2 — Acquisition and Disposition Activities for details of the OneWest Transaction.

Finance receivables, excluding those reflected as discontinued operations, consist of the following:

Finance Receivables by Product (dollars in millions)

	September 30, 2015	December 31, 2014
Commercial Loans	$21,860.1	$14,850.8
Direct financing leases and leveraged leases	3,616.9	4,644.2
Total commercial	25,477.0	19,495.0
Consumer Loans	6,929.2	–
Total finance receivables	32,406.2	19,495.0
Finance receivables held for sale	1,975.0	779.9
Finance receivables and held for sale receivables(1)	$34,381.2	$20,274.9

(1)	Assets held for sale on the Balance Sheet includes finance receivables and operating lease equipment primarily related to portfolios in Canada, China and the U.K. As discussed in subsequent tables, since the Company manages the credit risk and collections of finance receivables held for sale consistently with its finance receivables held for investment, the aggregate amount is presented in this table.

In preparing the interim financial statements for the quarter ended September 30, 2015, the Company discovered and corrected an immaterial error impacting the classification of balances for Commercial loans and Direct financing leases and leverage leases in the amount of $452.6 million as of December 31, 2014. The reclassification had no impact on the Company’s Balance Sheet and Statements of Operations or Cash Flows for any period.

The following table presents finance receivables by segment, based on obligor location:

Finance Receivables (dollars in millions)

	September 30, 2015			December 31, 2014
	Domestic	Foreign	Total	Domestic	Foreign	Total
Transportation & International Finance	$713.0	$2,592.5	$3,305.5	$812.6	$2,746.3	$3,558.9
North America Banking	23,090.0	411.3	23,501.3	14,645.1	1,290.9	15,936.0
Legacy Consumer Mortgages	5,590.9	8.5	5,599.4	–	–	–
Non-Strategic Portfolios	–	–	–	–	0.1	0.1
Total	$29,393.9	$3,012.3	$32,406.2	$15,457.7	$4,037.3	$19,495.0

32   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents selected components of the net investment in finance receivables.

Components of Net Investment in Finance Receivables (dollars in millions)

	September 30, 2015	December 31, 2014
Unearned income	$(879.6)	$(1,037.8)
Unamortized (discounts)	(25.4)	(22.0)
Accretable yield on PCI loans	(1,163.9)	–
Net unamortized deferred costs and (fees)	40.0	48.5

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

Credit Quality Information

Commercial obligor risk ratings are reviewed on a regular basis by Credit Risk Management and are adjusted as necessary for updated information affecting the borrowers’ ability to fulfill their obligations.

The definitions of the commercial loan ratings are as follows:

■	Pass — finance receivables in this category do not meet the criteria for classification in one of the categories below.

■	Special mention — a special mention asset exhibits potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects.

■	Classified — a classified asset ranges from: (1) assets that exhibit a well-defined weakness and are inadequately protected by the current sound worth and paying capacity of the borrower, and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected to (2) assets with weaknesses that make collection or liquidation in full unlikely on the basis of current facts, conditions, and values. Assets in this classification can be accruing or on non-accrual depending on the evaluation of these factors.

Item 1.  Consolidated Financial Statements  33

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes commercial finance receivables by the risk ratings that bank regulatory agencies utilize to classify credit exposure and which are consistent with indicators the Company monitors. The consumer loan risk profiles are different from commercial loans, and use loan-to-value (“LTV”) ratios in rating the credit quality, and therefore are presented separately below.

Commercial Finance and Held for Sale Receivables — Risk Rating by Class/Segment (dollars in millions)

Grade:	Pass	Special Mention	Classified- accruing	Classified- non-accrual	PCI Loans	Total
September 30, 2015
Transportation & International Finance
Aerospace	$1,575.4	$71.5	$54.0	$4.7	$–	$1,705.6
Rail	126.0	1.2	1.9	–	–	129.1
Maritime Finance	1,440.9	–	69.0	–	–	1,509.9
International Finance	741.7	60.0	50.4	47.4	–	899.5
Total TIF	3,884.0	132.7	175.3	52.1	–	4,244.1
North America Banking
Commercial Banking	9,363.6	714.0	371.7	84.6	101.0	10,634.9
Equipment Finance	4,289.6	321.9	129.3	67.6	–	4,808.4
Commercial Real Estate	4,921.1	42.4	18.2	4.1	106.4	5,092.2
Commercial Services	2,072.3	315.4	168.7	–	–	2,556.4
Consumer Banking	10.9	–	–	–	–	10.9
Total NAB	$20,657.5	$1,393.7	$687.9	$156.3	$207.4	$23,102.8
Non- Strategic Portfolios	$53.4	$1.8	$0.5	$4.5	$–	60.2
Total Commercial	$24,594.9	$1,528.2	$863.7	$212.9	$207.4	$27,407.1
December 31, 2014
Transportation & International Finance
Aerospace	$1,742.0	$11.4	$43.0	$0.1	$–	$1,796.5
Rail	127.5	1.4	1.1	–	–	130.0
Maritime Finance	1,026.4	–	–	–	–	1,026.4
International Finance	820.2	107.9	58.0	37.1	–	1,023.2
Total TIF	3,716.1	120.7	102.1	37.2	–	3,976.1
North America Banking
Commercial Banking	6,199.0	561.0	121.8	30.9	–	6,912.7
Equipment Finance	4,129.1	337.8	180.4	70.0	–	4,717.3
Commercial Real Estate	1,692.0	76.6	–	–	–	1,768.6
Commercial Services	2,084.1	278.8	197.3	–	–	2,560.2
Total NAB	$14,104.2	$1,254.2	$499.5	$100.9	$–	$15,958.8
Non-Strategic Portfolios	$288.7	$18.4	$10.5	$22.4	$–	340.0
Total Commercial	$18,109.0	$1,393.3	$612.1	$160.5	$–	$20,274.9

For consumer loans, the Company monitors credit risk based on indicators such as delinquencies and LTV, which the Company believes are relevant credit quality indicators.

LTV refers to the ratio comparing the loan’s unpaid principal balance to the property’s collateral value. We examine LTV migration and stratify LTV into categories to monitor the risk in the loan classes.

34   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table provides a summary of the consumer portfolio credit quality. The amounts represent the carrying value, which differ from unpaid principal balances, and include the premiums or discounts and the accretable yield and non-accretable difference for PCI loans recorded in purchase accounting. Included in the consumer finance receivables are “covered loans” for which the Company can be reimbursed for a substantial portion of future losses under the terms of loss sharing agreements with the FDIC. Covered loans are discussed further in Note 5 — Indemnification Assets. There are no prior period balances in the below table as the Company did not have consumer loans prior to the acquisition of OneWest Bank.

Consumer Loan LTV Distributions at September 30, 2015 (dollars in millions)

	Single Family Residential					Reverse Mortgage
	Covered Loans		Non-covered Loans			Covered Loans	Non-covered Loans
	Non- PCI	PCI	Non- PCI	PCI	Total Single Family Residential	Non- PCI	Non- PCI	PCI	Total Reverse Mortgages	Total Consumer
Greater than 125%	$1.3	$464.5	$0.4	$18.3	$484.5	$0.9	$1.3	$39.2	$41.4	$525.9
101% – 125%	7.7	671.8	0.2	14.4	694.1	2.1	2.8	18.0	22.9	717.0
80% – 100%	531.0	542.7	14.8	11.4	1,099.9	28.1	36.0	12.9	77.0	1,176.9
Less than 80%	1,600.4	819.6	1,315.1	10.7	3,745.8	425.8	317.8	12.2	755.8	4,501.6
Not Applicable(1)	–	–	7.8	–	7.8	–	–	–	–	7.8
Total	$2,140.4	$2,498.6	$1,338.3	$54.8	$6,032.1	$456.9	$357.9	$82.3	$897.1	$6,929.2

(1)	Certain Consumer Loans do not have LTV’s, including the Credit Card portfolio.

The following table summarizes the covered loans by segment:

Covered Loans (dollars in millions)

	PCI	Non-PCI	Total
LCM loans HFI at carrying value	$2,498.6	$2,597.3	$5,095.9

Item 1.  Consolidated Financial Statements  35

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Past Due and Non-accrual Loans

The table that follows presents portfolio delinquency status, regardless of accrual/non-accrual classification:

Finance and Held for Sale Receivables — Delinquency Status (dollars in millions)

	Past Due
	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater	Total Past Due	Current(1)	PCI Loans(2)	Total Finances Receivable
September 30, 2015
Transportation & International Finance
Aerospace	$–	$17.1	$4.7	$21.8	$1,683.8	$–	$1,705.6
Rail	0.7	1.3	2.4	4.4	124.7	–	129.1
Maritime Finance	–	–	–	–	1,509.9	–	1,509.9
International Finance	18.2	10.1	24.3	52.6	846.9	–	899.5
Total TIF	18.9	28.5	31.4	78.8	4,165.3	–	4,244.1
North America Banking
Commercial Banking	0.9	9.8	13.6	24.3	10,522.5	101.0	10,647.8
Equipment Finance	72.8	27.6	22.2	122.6	4,685.8	–	4,808.4
Commercial Real Estate	–	–	1.5	1.5	4,984.3	106.4	5,092.2
Commercial Services	42.7	0.8	1.4	44.9	2,511.5	–	2,556.4
Consumer Banking	–	–	0.4	0.4	1,335.4	–	1,335.8
Total NAB	116.4	38.2	39.1	193.7	24,039.5	207.4	24,440.6
Legacy Consumer Mortgages
Single family residential mortgages	20.6	1.3	0.8	22.7	2,147.4	2,553.4	4,723.5
Reverse mortgages	–	–	–	–	830.5	82.3	912.8
Total LCM	20.6	1.3	0.8	22.7	2,977.9	2,635.7	5,636.3
Non-Strategic Portfolios	1.3	0.4	0.5	2.2	58.0	–	60.2
Total	$157.2	$68.4	$71.8	$297.4	$31,240.7	$2,843.1	$34,381.2
December 31, 2014
Transportation & International Finance
Aerospace	$–	$–	$0.1	$0.1	$1,796.4	$–	$1,796.5
Rail	5.2	1.9	4.2	11.3	118.7	–	130.0
Maritime Finance	–	–	–	–	1,026.4	–	1,026.4
International Finance	43.9	7.0	21.6	72.5	950.7	–	1,023.2
Total TIF	49.1	8.9	25.9	83.9	3,892.2	–	3,976.1
North America Banking
Commercial Banking	4.4	–	0.5	4.9	6,907.8	–	6,912.7
Equipment Finance	93.7	32.9	14.9	141.5	4,575.8	–	4,717.3
Commercial Real Estate	–	–	–	–	1,768.6	–	1,768.6
Commercial Services	62.2	3.3	0.9	66.4	2,493.8	–	2,560.2
Total NAB	160.3	36.2	16.3	212.8	15,746.0	–	15,958.8
Non-Strategic Portfolios	16.4	6.9	9.6	32.9	307.1	–	340.0
Total	$225.8	$52.0	$51.8	$329.6	$19,945.3	$–	$20,274.9

(1)	Due to their nature, reverse mortgage loans are included in Current, as they do not have contractual payments due at a specified time.

(2)	PCI loans are written down at acquisition to their fair value using an estimate of cash flows deemed to be collectible. Accordingly, such loans are no longer classified as past due or non-accrual even though they may be contractually past due as we expect to fully collect the new carrying values of these loans.

Non-accrual loans include loans that are individually evaluated and determined to be impaired (generally loans with balances greater than $500,000), as well as other, smaller balance loans placed on non-accrual due to delinquency (generally 90 days or more for smaller commercial loans and 120 days or more regarding real estate mortgage loans).

36   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Certain loans 90 days or more past due as to interest or principal are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate mortgage loans or consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due.

The following table sets forth non-accrual loans, assets received in satisfaction of loans (repossessed assets and OREO) and loans 90 days or more past due and still accruing.

Finance Receivables on Non-Accrual Status (dollars in millions)

	September 30, 2015			December 31, 2014
	Held for Investment	Held for Sale	Total	Held for Investment	Held for Sale	Total
Transportation & International Finance
Aerospace	$4.7	$–	$4.7	$0.1	$–	$0.1
International Finance	–	47.4	47.4	22.4	14.7	37.1
Total TIF	4.7	47.4	52.1	22.5	14.7	37.2
North America Banking
Commercial Banking	83.1	1.5	84.6	30.9	–	30.9
Equipment Finance	58.2	9.4	67.6	70.0	–	70.0
Commercial Real Estate	4.1	–	4.1	–	–	–
Total NAB	145.4	10.9	156.3	100.9	–	100.9
Legacy Consumer Mortgages
Single family residential mortgages	1.4	0.4	1.8	–	–	–
Total LCM	1.4	0.4	1.8	–	–	–
Non-Strategic Portfolios	–	4.5	4.5	–	22.4	22.4
Total	$151.5	$63.2	$214.7	$123.4	$37.1	$160.5
OREO and Repossessed assets			127.9			0.8
Total non-performing assets			$342.6			$161.3
Commercial loans past due 90 days or more accruing			$9.8			10.3
Consumer loans past due 90 days or more accruing			0.8			–
Total Accruing loans past due 90 days or more			$10.6			$10.3

Payments received on non-accrual financing receivables are generally applied first against outstanding principal, though in certain instances where the remaining recorded investment is deemed fully collectible, interest income is recognized on a cash basis. Reverse mortgages are not included in the non-accrual balances.

Loans in Process of Foreclosure

The table below summarizes the residential mortgage loans in the process of foreclosure and OREO as of September 30, 2015:

Loans in Process of Foreclosure (dollars in millions)

September 30, 2015
PCI	$350.7
Non-PCI	84.4
Loans in process of foreclosure	$435.1
OREO	$122.0

Impaired Loans

The Company’s policy is to review for impairment finance receivables greater than $500,000 that are on non-accrual status. Consumer and small-ticket loan and lease receivables that have not been modified in a troubled debt restructuring, as well as short-term factoring receivables, are included (if appropriate) in the reported non-accrual balances above, but are excluded from the impaired finance receivables disclosure below as charge-offs are typically determined and recorded for such loans when they are more than 90 – 150 days past due.

Item 1.  Consolidated Financial Statements  37

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table contains information about impaired finance receivables and the related allowance for loan losses by class, exclusive of finance receivables that were identified as impaired at the Acquisition Date for which the Company is applying the income recognition and disclosure guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality), which are disclosed further below in this note. Impaired loans exclude PCI loans.

Impaired Loans (dollars in millions)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(3)
September 30, 2015(2)
With no related allowance recorded:
Transportation & International Finance
International Finance	$–	$–	$–	$6.5
North America Banking
Commercial Banking	14.8	18.4	–	4.3
Equipment Finance	2.7	5.5	–	4.4
Commercial Real Estate	3.3	3.3	–	0.8
Commercial Services	4.0	4.0	–	4.0
With an allowance recorded:
Transportation & International Finance
Aerospace	4.7	4.7	0.9	2.4
International Finance	–	–	–	9.1
North America Banking
Commercial Banking	65.1	84.0	14.4	40.8
Equipment Finance	7.6	9.7	3.0	4.3
Total Impaired Loans(1)	$102.2	$129.6	$18.3	$76.6
December 31, 2014
With no related allowance recorded:
International Finance	$10.2	$17.0	$–	$10.1
Commercial Banking	1.2	1.2	–	104.9
Equipment Finance	5.6	6.8	–	5.8
Commercial Services	4.2	4.2	–	6.9
Non-Strategic Portfolios	–	–	–	3.4
With an allowance recorded:
Aerospace	–	–	–	9.0
International Finance	6.0	6.0	1.0	3.4
Commercial Banking	29.6	34.3	11.4	43.5
Equipment Finance	–	–	–	0.8
Commercial Services	–	–	–	2.8
Total Impaired Loans(1)	56.8	69.5	12.4	190.6
Total Loans Impaired at Convenience Date(2)	1.2	15.8	0.5	26.4
Total	$58.0	$85.3	$12.9	$217.0

(1)	Interest income recorded for the nine months ended September 30, 2015 and the year ended December 31, 2014 while the loans were impaired was $0.8 million and $10.1 million, respectively of which $0.1 million and $0.7 million was interest recognized using the cash-basis method of accounting.

(2)	Details of finance receivables that were identified as impaired at the Acquisition Date are presented under Loans Acquired with Deteriorated Credit Quality. Loans impaired at the Convenience Date were insignificant as of September 30, 2015.

(3)	Average recorded investment for the nine months ended September 30, 2015 and year ended December 31, 2015.

Impairment occurs when, based on current information and events, it is probable that CIT will be unable to collect all amounts due according to contractual terms of the agreement. For commercial loans, the Company has established review and monitoring procedures designed to identify, as early as possible, customers that are experiencing financial difficulty. Credit risk is captured and analyzed based on the Company’s internal probability of obligor default (PD) and loss given default (LGD) ratings. A PD rating is determined by evaluating borrower credit-worthiness, including analyzing credit history, financial condition, cash flow adequacy, financial performance and management quality. An LGD rating is predicated on transaction structure, collateral valuation and related

38   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

guarantees or recourse. Further, related considerations in determining probability of collection include the following:

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

Loans Acquired with Deteriorated Credit Quality

For purposes of this presentation, the Company is applying the income recognition and disclosure guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality) to loans that were identified as impaired as of the acquisition date of OneWest Bank. PCI loans were initially recorded at estimated fair value with no allowance for loan losses carried over, since the initial fair values reflected credit losses expected to be incurred over the remaining lives of the loans. The acquired loans are subject to the Company’s internal credit review. See Note 4 — Allowance for Loan Losses.

Purchased Credit Impaired Loans at September 30, 2015 (dollars in millions)(1)

	Unpaid Principal Balance	Carrying Value	Allowance for Loan Losses
North America Banking
Commercial Banking	$149.1	$101.0	$–
Commercial Real Estate	184.7	106.4	–
Legacy Consumer Mortgages
Single family residential mortgages	3,730.4	2,553.4	–
Reverse mortgages	96.4	82.3	0.4
	$4,160.6	$2,843.1	$0.4

(1)	PCI loans from prior transactions were not significant and are not included.

An accretable yield is measured as the excess of the cash flows expected to be collected, estimated at the acquisition date, over the recorded investment (estimated fair value at acquisition) and is recognized in interest income over the remaining life of the loan, or pool of loans, on an effective yield basis. The difference between the cash flows contractually required to be paid, measured as of the acquisition date, over the expected cash flows is referred to as the non-accretable difference.

Subsequent to acquisition, we evaluate our estimates of the cash flows expected to be collected on a quarterly basis. Probable and significant decreases in expected cash flows as a result of further credit deterioration result in a charge to the provision for credit losses and a corresponding increase to the allowance for credit losses. Probable and significant increases in expected cash flows due to improved credit quality result in reversal of any previously recorded allowance for loan losses, to the extent applicable, and an increase in the accretable yield applied prospectively for any

Item 1.  Consolidated Financial Statements  39

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

remaining increase. Changes in expected cash flows caused by changes in market interest rates or by prepayments are recognized as adjustments to the accretable yield on a prospective basis.

The following table summarizes commercial PCI loans, which are monitored for credit quality based on internal risk classifications as of September 30, 2015. See previous table Consumer Loan LTV Distributions for credit quality metrics on consumer PCI loans.

	September 30, 2015
(dollars in millions)	Non-criticized	Criticized	Total
Commercial Banking	$21.7	$79.3	$101.0
Commercial Real Estate	32.0	74.4	106.4
	$53.7	$153.7	$207.4

Accretable Yield

The excess of cash flows expected to be collected over the recorded investment (estimated fair value at acquisition) of the PCI loans represents the accretable yield and is recognized in interest income on an effective yield basis over the remaining life of the loan, or pools of loans. The accretable yield is adjusted for changes in interest rate indices for variable rate PCI loans, changes in prepayment assumptions and changes in expected principal and interest payments and collateral values. Further, if a loan within a pool of loans is modified, the modified loan remains part of the pool of loans.

The following table provides details on PCI loans acquired in connection with the OneWest Transaction on August 3, 2015.

PCI Loans at Acquisition Date (dollars in millions)

	Consumer	Commercial	Total
Contractually required payments, including interest	$6,880.5	$433.1	$7,313.6
Less: Non-accretable difference	(3,005.7)	(188.8)	(3,194.5)
Cash flows expected to be collected(1)	3,874.8	244.3	4,119.1
Less: Accretable yield	(1,170.1)	(31.7)	(1,201.8)
Fair value of loans acquired at acquisition date	$2,704.7	$212.6	$2,917.3

(1)	Represents undiscounted expected principal and interest cash flows at acquisition.

Changes in the accretable yield for PCI loans since the OneWest transaction are summarized below for the quarter ended September 30, 2015:

(dollars in millions)	Accretable Yield
Balance at August 3, 2015	$1,201.8
Accretion into interest income	(32.1)
Reclassification from nonaccretable difference for loans due to improving cash flows	0.1
Disposals and other	(5.9)
Balance at September 30, 2015	$1,163.9

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

If the borrower is determined to be in financial difficulty, then CIT utilizes the following criteria to determine whether a concession has been granted to the borrower:

40   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

■	Assets used to satisfy debt are less than CIT’s recorded investment in the receivable

■	Modification of terms — interest rate changed to below market rate

■	Maturity date extension at an interest rate less than market rate

■	The borrower does not otherwise have access to funding for debt with similar risk characteristics in the market at the restructured rate and terms

■	Capitalization of interest

■	Increase in interest reserves

■	Conversion of credit to Payment-In-Kind (PIK)

■	Delaying principal and/or interest for a period of three months or more

■	Partial forgiveness of the balance.

Modified loans that meet the definition of a TDR are subject to the Company’s standard impaired loan policy, namely that non-accrual loans in excess of $500,000 are individually reviewed for impairment, while non-accrual loans less than $500,000 are considered as part of homogenous pools and are included in the determination of the non-specific allowance.

We may require some consumer borrowers experiencing financial difficulty to make trial payments generally for a period of three to four months, according to the terms of a planned permanent modification, to determine if they can perform according to those terms. These arrangements represent trial modifications, which we classify and account for as TDRs. While loans are in trial payment programs, their original terms are not considered modified and they continue to advance through delinquency status and accrue interest according to their original terms. The planned modifications for these arrangements predominantly involve interest rate reductions or other interest rate concessions; however, the exact concession type and resulting financial effect are usually not finalized and do not take effect until the loan is permanently modified. The trial period terms are developed in accordance with our proprietary programs or the U.S. Treasury’s Making Homes Affordable programs for real estate 1-4 family first lien (i.e. Home Affordable Modification Program — HAMP) and junior lien (i.e. Second Lien Modification Program — 2MP) mortgage loans.

At September 30, 2015, the loans in trial modification period were $30 million under HAMP, $0.1 million under 2MP and $9.5 million under proprietary programs. Trial modifications with a recorded investment of $4.7 million at September 30, 2015 were accruing loans and $34.9 million, were non-accruing loans. Our experience is that substantially all of the mortgages that enter a trial payment period program are successful in completing the program requirements and are then permanently modified at the end of the trial period. Our allowance process considers the impact of those modifications that are probable to occur.

The recorded investment of TDRs, excluding those classified as PCI, at September 30, 2015 and December 31, 2014 was $29.3 million and $17.2 million, of which 86% and 75%, respectively were on non-accrual. NAB receivables accounted for 96% of the total TDRs at September 30, 2015 and 91% at December 31, 2014, and there were $1.4 million and $0.8 million, respectively, of commitments to lend additional funds to borrowers whose loan terms have been modified in TDRs.

Recorded investment related to modifications qualifying as TDRs that occurred during the quarters ended September 30, 2015 and 2014 were $17.3 million and $1.0 million, respectively. The recorded investment at the time of default of TDRs that experience a payment default (payment default is one missed payment), during the quarters ended September 30, 2015 and 2014, and for which the payment default occurred within one year of the modification totaled $0.4 million and $0.1 million, respectively. The September 30, 2015 defaults related to Equipment Financing and the September 30, 2014 defaults related primarily to Equipment Financing and Non-Strategic Portfolios.

The financial impact of the various modification strategies that the Company employs in response to borrower difficulties is described below. While the discussion focuses on the 2015 amounts, the overall nature and impact of modification programs were comparable in the prior year.

■	The nature of modifications qualifying as TDR’s based upon recorded investment at September 30, 2015 was comprised of payment deferrals for 19% and covenant relief and/or other for 81%. December 31, 2014 TDR recorded investment was comprised of payment deferrals for 35% and covenant relief and/or other for 65%.

■	Payment deferrals result in lower net present value of cash flows, if not accompanied by additional interest or fees, and increased provision for credit losses to the extent applicable. The financial impact of these modifications is not significant given the moderate length of deferral periods;

■	Interest rate reductions result in lower amounts of interest being charged to the customer, but are a relatively small part of the Company’s restructuring programs. Additionally, in some instances, modifications improve the Company’s economic return through increased interest rates and fees, but are reported as TDRs due to assessments regarding the borrowers’ ability to independently obtain similar funding in the market and assessments of the relationship between modified rates and terms and comparable market rates and terms. The weighted average change in interest rates for all TDRs occurring during the quarters ended September 30, 2015 and 2014 was not significant;

Item 1.  Consolidated Financial Statements  41

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

■	Debt forgiveness, or the reduction in amount owed by borrower, results in incremental provision for credit losses, in the form of higher charge-offs. While these types of modifications have the greatest individual impact on the allowance, the amounts of principal forgiveness for TDRs occurring during quarters ended September 30, 2015 and 2014 was not significant, as debt forgiveness is a relatively small component of the Company’s modification programs; and

■	The other elements of the Company’s modification programs that are not TDRs, do not have a significant impact on financial results given their relative size, or do not have a direct financial impact, as in the case of covenant changes.

Reverse Mortgages

Consumer loans within continuing operations include the outstanding balance of $897.1 million at September 30, 2015 related to the reverse mortgage portfolio, of which $814.8 million is uninsured. Reverse mortgage loans are contracts in which a homeowner borrows against the equity in his/her home and receives cash in one lump sum payment, a line of credit, fixed monthly payments for either a specific term or for as long as the homeowner lives in the home, or a combination of these options. Since reverse mortgages are nonrecourse obligations, meaning the borrower or his/ her estate can never owe more than the lesser of the loan balance or the value of the property, the loan repayments are generally limited to the sale proceeds of the borrower’s residence and the mortgage balance consists of cash advanced, interest compounded over the life of the loan and capitalized service fees.

The uninsured reverse mortgage portfolio consists of approximately 2,000 loans with an average borrowers’ age of 82 years old and an unpaid principal balance of $1,123.8 million at September 30, 2015. There is currently overcollateralization in the portfolio, as the realizable collateral value (the lower of collectible principal and interest, or estimated value of the home) exceeds the outstanding book balance at September 30, 2015.

Reverse mortgage loans were recorded at fair value on the acquisition date. Subsequent to that, we account for reverse mortgages in accordance with the instructions provided by the staff of the Securities and Exchange Commission (SEC) entitled “Accounting for Pools of Uninsured Residential Reverse Mortgage Contracts.” Refer to Note 1 for further details. To determine the carrying value of these reverse mortgages as of September 30, 2015, the Company used a proprietary model which uses actual cash flow information to estimate future cash flows. The three main drivers of cash flows include the following:

1)	Move-out rates — We used the actuarial estimates of contract termination using the Society of Actuaries mortality tables, adjusted for expected prepayments and relocations.

2)	Home Price Appreciation — Consistent with other projections from various market sources, we use the Moody’s baseline forecast at a regional level to estimate home price appreciation on a loan-level basis.

3)	Internal Rate of Return — The internal rate of return (IRR) is the effective yield required on the life of the portfolio to reduce the net investment to zero at the time the final reverse mortgage contract is liquidated.

As of September 30, 2015, the Company’s estimated future advances to reverse mortgagors are as follows:

Estimated Future Advances to Reverse Mortgagors (dollars in millions)

Year Ending:
Remaining in 2015	$6.1
2016	21.4
2017	17.2
2018	13.8
2019	10.9
Years 2020 – 2024	28.1
Years 2025 – 2034	9.4
Thereafter	0.4
Total(1), (2)	$107.3

(1)	This table does not take into consideration cash inflows including payments from mortgagors or payoffs based on contractual terms.

(2)	This table includes the reverse mortgages supported by the Company as a result of the IndyMac loss-share agreement with the FDIC. As of September 30, 2015, the Company is responsible for funding up to a remaining $47 million of the total amount. Refer to the Indemnification Asset footnote, for more information on this agreement and the Company’s responsibilities toward this reverse mortgage portfolio.

For the quarter ended September 30, 2015, any changes to the portfolio value as a result of re-estimated cash flows due to changes in actuarial assumptions or actual or expected appreciation or depreciation in property values was immaterial to the portfolio as a whole.

Serviced Loans

In conjunction with the OneWest Transaction, the Company services HECM reverse mortgage loans. As servicer of HECM loans, the Company either chooses to repurchase the loan upon reaching a maturity event (i.e., borrower’s death or the property ceases to be the borrower’s principal residence) or is required to repurchase the loan once the outstanding principal balance is equal to or greater than 98% of the maximum claim amount. These HECM loans are repurchased at a price equal to the unpaid principal balance outstanding on the loan plus accrued interest. Upon acquisition, the loans are recorded at estimated fair value and classified as AHFS or HFI based on loan status. Loans classified as AHFS are carried at LOCOM pending assignment to the Department of Housing and Urban Development (“HUD”). Loans

42   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

classified as HFI are not assignable to HUD and are accounted for as PCI loans. In the quarter ended September 30, 2015, the Company repurchased $16.6 million (unpaid principal balance) of additional HECM loans, of which $10.4 million were classified as AHFS and the remaining $6.2 million were classified as HFI accounted for as PCI loans. As of September 30, 2015, the Company had an outstanding balance of $97.6 million of HECM loans, of which $16 million (unpaid principal balance) is classified as AHFS with a remaining purchase discount of $0.2 million and $96.4 million is classified as HFI and accounted for as PCI loans with an associated purchase discount of $14.1 million.

NOTE 4 — ALLOWANCE FOR LOAN LOSSES

The Company maintains an allowance for loan losses for estimated credit losses in its HFI loan portfolio. The allowance is adjusted through a provision for credit losses, which is charged against current period earnings, and reduced by any charge-offs for losses, net of recoveries.

The Company maintains a separate reserve for credit losses on off-balance sheet commitments, which is reported in Other Liabilities. Off-balance sheet credit exposures include items such as unfunded loan commitments, issued standby letters of credit and deferred purchase agreements. The Company’s methodology for assessing the appropriateness of this reserve is similar to the allowance process for outstanding loans.

Allowance for Loan Losses and Recorded Investment in Finance Receivables (dollars in millions)

	Transportation & International Finance	North America Banking	Legacy Consumer Mortgages	Non-Strategic Portfolios	Corporate and Other	Total
Quarter Ended September 30, 2015
Balance — June 30, 2015	$58.0	$292.9	$–	$–	$–	$350.9
Provision for credit losses	1.5	46.9	1.5	–	–	49.9
Other(1)	(0.5)	(4.1)	0.1	–	–	(4.5)
Gross charge-offs(2)	(28.3)	(37.6)	(1.5)	–	–	(67.4)
Recoveries	1.1	4.7	0.3	–	–	6.1
Balance — September 30, 2015	$31.8	$302.8	$0.4	$–	$–	$335.0
Nine Months Ended September 30, 2015
Balance — December 31, 2014	$46.8	$299.6	$–	$–	$–	$346.4
Provision for credit losses	11.7	89.7	1.5	–	–	102.9
Other(1)	(0.7)	(8.0)	0.1	–	–	(8.6)
Gross charge-offs(2)	(34.4)	(92.3)	(1.5)	–	–	(128.2)
Recoveries	8.4	13.8	0.3	–	–	22.5
Balance — September 30, 2015	$31.8	$302.8	$0.4	$–	$–	$335.0
Allowance balance at September 30, 2015
Loans individually evaluated for impairment	$0.9	$17.4	$–	$–	$–	$18.3
Loans collectively evaluated for impairment	30.9	285.4	–	–	–	316.3
Loans acquired with deteriorated credit quality(3)	–	–	0.4	–	–	0.4
Allowance for loan losses	$31.8	$302.8	$0.4	$–	$–	$335.0
Other reserves(1)	$–	$40.8	$–	$–	$–	$40.8
Finance receivables at September 30, 2015
Loans individually evaluated for impairment	$4.7	$97.5	$–	$–	$–	$102.2
Loans collectively evaluated for impairment	3,300.8	23,196.4	2,963.7	–	–	29,460.9
Loans acquired with deteriorated credit quality(3)	–	207.4	2,635.7	–	–	2,843.1
Ending balance	$3,305.5	$23,501.3	$5,599.4	$–	$–	$32,406.2
Percent of loans to total loans	10.2%	72.5%	17.3%	–	–	100%

Item 1.  Consolidated Financial Statements  43

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Allowance for Loan Losses and Recorded Investment in Finance Receivables (dollars in millions) (continued)

	Transportation & International Finance	North America Banking	Legacy Consumer Mortgages	Non-Strategic Portfolios	Corporate and Other	Total
Quarter Ended September 30, 2014
Balance — June 30, 2014	$39.7	$301.3	$–	$–	$–	$341.0
Provision for credit losses	9.1	29.7	–	(0.7)	0.1	38.2
Other(1)	1.6	(3.8)	–	–	(0.1)	(2.3)
Gross charge-offs(2)	(4.5)	(20.7)	–	–	–	(25.2)
Recoveries	0.6	4.7	–	0.7	–	6.0
Balance — September 30, 2014	$46.5	$311.2	$–	$–	$–	$357.7
Nine Months Ended September 30, 2014
Balance — December 31, 2013	$46.7	$303.8	$–	$5.6	$–	$356.1
Provision for credit losses	29.8	55.5	–	(0.4)	0.2	85.1
Other(1)	–	(7.3)	–	–	(0.2)	(7.5)
Gross charge-offs(2)	(34.7)	(56.5)	–	(7.5)	–	(98.7)
Recoveries	4.7	15.7	–	2.3	–	22.7
Balance — September 30, 2014	$46.5	$311.2	$–	$–	$–	$357.7
Allowance balance at September 30, 2014
Loans individually evaluated for impairment	$2.7	$22.8	$–	$–	$–	$25.5
Loans collectively evaluated for impairment	43.8	287.9	–	–	–	331.7
Loans acquired with deteriorated credit quality(3)	–	0.5	–	–	–	0.5
Allowance for loan losses	$46.5	$311.2	$–	$–	$–	$357.7
Other reserves(1)	$0.3	$33.3	$–	$0.1	$–	$33.7
Finance receivables at September 30, 2014
Loans individually evaluated for impairment	$23.1	$192.7	$–	$–	$–	$215.8
Loans collectively evaluated for impairment	3,664.6	15,904.1	–	0.1	–	19,568.8
Loans acquired with deteriorated credit quality(3)	–	1.2	–	–	–	1.2
Ending balance	$3,687.7	$16,098.0	$–	$0.1	$–	$19,785.8
Percent of loans to total loans	18.6%	81.4%	–	–	–	100.0%
Allowance balance at December 31, 2014
Loans individually evaluated for impairment	$1.0	$11.4	$–	$–	$–	$12.4
Loans collectively evaluated for impairment	45.8	287.7	–	–	–	333.5
Loans acquired with deteriorated credit quality(3)	–	0.5	–	–	–	0.5
Allowance for loan losses	$46.8	$299.6	$–	$–	$–	$346.4
Other reserves(1)	$0.3	$35.1	$–	$–	$–	$35.4
Finance receivables at December 31, 2014
Loans individually evaluated for impairment	$17.6	$40.6	$–	$–	$–	$58.2
Loans collectively evaluated for impairment	3,541.3	15,894.2	–	0.1	–	19,435.6
Loans acquired with deteriorated credit quality(3)	–	1.2	–	–	–	1.2
Ending balance	$3,558.9	$15,936.0	$–	$0.1	$–	$19,495.0
Percent of loans to total loans	18.3%	81.7%	–	–	–	100%

(1)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit and for deferred purchase agreements, all of which is recorded in Other liabilities. “Other” also includes changes relating to loans that were charged off and reimbursed by the FDIC under the indemnification provided by the FDIC, sales and foreign currency translations.

(2)	Gross charge-offs of amounts specifically reserved in prior periods included $12 million and $17 million charged directly to the Allowance for loan losses for the quarter and year to date September 2015, respectively. For the year to date period, $12.2 million related to NAB and $5 million to TIF. Gross charge-offs included $13 million charged directly to the Allowance for loan losses for the year ended December 31, 2014, all of which related to NAB.

(3)	Represents loans considered impaired as part of the OneWest transaction and are accounted for under the guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality).

44   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 5 — INDEMNIFICATION ASSETS

The Company acquired the indemnifications provided by the FDIC under the loss sharing agreements from previous transactions entered into by OneWest Bank. The loss share agreements with the FDIC relates to the FDIC-assisted transactions of IndyMac in March 2009 (“IndyMac Transaction”), First Federal in December 2009 (“First Federal Transaction”) and La Jolla in February 2010 (“La Jolla Transaction”). Eligible losses are submitted to the FDIC for reimbursement when a qualifying loss event occurs (e.g., loan modification, charge-off of loan balance or liquidation of collateral). Reimbursements approved by the FDIC are received usually within 60 days of submission.

In connection with the lndyMac, First Federal and La Jolla Transactions, the FDIC indemnified the Company against certain future losses. For the IndyMac Transaction, First Federal Transaction and La Jolla Transaction the loss share agreement covering SFR mortgage loans is set to expire March 2019, December 2019 and February 2020, respectively.

Below are the estimated fair value and range of value on an undiscounted basis for each of the indemnification assets associated with the FDIC-assisted transactions as of the acquisition date (August 3, 2015) pursuant to ASC 805, Business Combinations.

	August 3, 2015
		Range of Value
(dollars in millions)	Fair Value	Low	High
IndyMac Transaction	$480.0	$–	$4,596.8
La Jolla Transaction	0.7	–	85.3
	$480.7	$–	$4,682.1

As of the acquisition date, the indemnification related to the First Federal Transaction is zero as the covered losses are not projected to meet the threshold for FDIC reimbursement. The fair value of the indemnification assets associated with the IndyMac Transaction and La Jolla Transaction totaled $480.7 million for projected credit losses covered by the loss share agreement with a potential maximum value of $4.7 billion. In addition, the Company separately recognized a net receivable of $13.0 million (recorded in Other Assets) associated with the IndyMac Transaction for the claim submissions filed with the FDIC and a net payable of $17.4 million (recorded in Other Liabilities) for the amount due to the FDIC for previously submitted claims for commercial loans that were later recovered by investor (e.g., guarantor payments, recoveries) associated with the La Jolla Transaction.

The indemnification asset is carried on the same basis as the indemnified loans (e.g., as PCI loans under the effective yield method). A yield is determined based on the cash flows expected to be collected over the recorded investment and used to recognize interest income on loans over the lesser of the contractual term of the indemnification agreement or the remaining life of the indemnified assets. Accounting for the indemnification assets is discussed in detail in Note 1 — Business and Summary of Significant Accounting Policies.

Below provides the carrying value of the recognized indemnification assets and related receivable/payable balance with the FDIC associated with indemnified losses under the IndyMac and La Jolla Transactions as of September 30, 2015.

	September 30, 2015
(dollars in millions)	IndyMac Transaction	La Jolla Transaction	Total
Loan indemnification	$385.9	$0.7	$386.6
Reverse mortgage indemnification	10.7	–	10.7
Agency claims indemnification	67.7	–	67.7
Total	$464.3	$0.7	$465.0

IndyMac Transaction

There are four components to the Indy Mac indemnification program described below: 1. SFR, 2. Reverse Mortgages, 3. Reverse Mortgages sold to the Agencies and 4. Certain Servicing Obligations.

Item 1.  Consolidated Financial Statements  45

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Single Family Whole Loan Indemnification Asset

The FDIC indemnifies the Company against certain credit losses on SFR mortgage loans based on specified thresholds as follows:

Loss Threshold	FDIC Loss Percentage	CIT Loss Percentage	Comments
First Loss Tranche	0%	100%	The first $2.551 billion (First Loss Tranche) of losses based on the unpaid principal balances as of the transaction date are borne entirely by the Company without reimbursement from the FDIC.
Under Stated Threshold	80%	20%
Losses based on the unpaid principal balances as of the transaction date in excess of the First Loss Tranche but less than $3.826 billion (Stated Threshold) are reimbursed 80% by the FDIC with the remaining 20% borne by the Company.

Meets or Exceeds Stated Threshold	95%	5%
Losses based on the unpaid principal balances as of the transaction date that equal or exceed $3.826 billion (Stated Threshold) are reimbursed 95% by the FDIC with the remaining 5% borne by the Company.

Prior to the OneWest acquisition, the cumulative losses of the SFR portfolio exceeded the first loss tranche ($2.551 billion) effective December 2011 with the excess losses reimbursed 80% by the FDIC. The following table summarizes the submission of qualifying losses for reimbursement from the FDIC since inception of the loss share agreement:

Submission of Qualifying Losses for Reimbursements (dollars in millions)

September 30, 2015
Unpaid principal balance	$4,513.6
Cumulative losses incurred	3,586.9
Cumulative claims	3,573.1
Cumulative reimbursement	784.3

As part of this indemnification agreement, the Company must continue to modify loans under certain U.S. government programs, or other programs approved by the FDIC. Final settlement on the remaining indemnification obligations will occur at the earlier of the sale of the portfolio or the expiration date, March 2019.

Reverse Mortgage Indemnification Asset

Under the loss share agreement, the FDIC agreed to indemnify against losses on the first $200.0 million of funds advanced post March 2009, and to fund any advances above $200.0 million. Final settlement on the remaining indemnification obligation will occur at the earlier of the sale of the portfolio, payment of the last shared-loss loan, or final payment to the purchaser in settlement of all remaining loss share obligations under the agreement, which can occur within the six month period prior to March 2019.

As of September 30, 2015, $152.7 million had been advanced on the reverse mortgage loans. Prior to the OneWest acquisition, the cumulative loss submissions and reimbursements totaled $1.8 million from the FDIC.

Indemnification from Certain Servicing Obligations

Subject to certain requirements and limitations, the FDIC agreed to indemnify the Company, among other things, for third party claims from the Agencies related to the selling representations and warranties of Indy Mac as well as liabilities arising from the acts or omissions, including, without limitation, breaches of servicer obligations of IndyMac for SFR mortgage loans and reverse mortgage loans as follows:

SFR mortgage loans sold to the Agencies

■	The FDIC indemnifies the Company up to March 31, 2014 for third party claims made by Fannie Mae or Freddie Mac relating to any liabilities or obligations imposed on the seller of mortgage loans with respect to mortgage loans acquired by Fannie Mae or Freddie Mac from IndyMac. This indemnification was in addition to the contractual protections provided by both Fannie Mae and Freddie Mac, through the respective servicing transfer agreements executed upon the FDICs sale of such mortgage servicing rights to OneWest Bank. Under these contracts, each of the GSEs agreed to not enforce any such claims arising from breaches that would otherwise be imposed on the seller of such mortgage loans.

■	The FDIC indemnifies the Company up to March 31, 2014 for third party claims made by GNMA, relating to any liabilities or obligations imposed on the seller of mortgage loans with respect to mortgage loans acquired by GNMA from IndyMac.

■	The FDIC indemnifies the Company for third party claims from the Agencies or others arising from certain servicing errors of IndyMac commenced within two years from March 2009 or three years from March 2009 if the claim was brought by FHLB.

The FDIC indemnification for third party claims made by the Agencies for servicer obligations expired as of the acquisition date; however, for any claims, issues or matters relating to the servicing obligations that are known or identified as of the end of the expired term, the FDIC

46   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

indemnification protection continues until resolution of such claims, issues or matters.

The Company had no submitted claims for the quarter ended September 30, 2015. Prior to the OneWest acquisition, the cumulative loss submissions and reimbursements totaled $5.7 million from the FDIC to cover third party claims made by the Agencies for SFR loans.

Reverse mortgage loans sold to the Agencies

The FDIC indemnifies the Company through March 2019 for third party claims made by the Agencies relating to any liabilities or obligations imposed on the seller of HECM loans acquired by the Agencies from IndyMac resulting from servicing errors or servicing obligations prior to March 2019.

The Company had no submitted claims for the quarter ended September 30, 2015. Prior to the OneWest acquisition, the cumulative loss submissions totaled $11.2 million and reimbursements totaled $10.7 million from the FDIC to cover third party claims made by the Agencies for reverse mortgage loans.

First Federal Transaction

The FDIC agreed to indemnify the Company against certain losses on SFR and commercial loans based on established thresholds as follows:

Loss Threshold	FDIC Loss Percentage	CIT Loss Percentage	Comments
First Loss Tranche	0%	100%	The first $932 million (First Loss Tranche) of losses based on the unpaid principal balances as of the transaction date are borne entirely by the Company without reimbursement from the FDIC.
Under Stated Threshold	80%	20%
Losses based on the unpaid principal balances as of the transaction date in excess of the First Loss Tranche but less than $1.532 billion (Stated Threshold) are reimbursed 80% by the FDIC with the remaining 20% borne by the Company.

Meets or Exceeds Stated Threshold	95%	5%
Losses based on the unpaid principal balances as of the transaction date that equal or exceed $1.532 billion (Stated Threshold) are reimbursed 95% by the FDIC with the remaining 5% borne by the Company.

The loss thresholds apply to the covered loans collectively. As of the OneWest Transaction, the loss share agreements covering the SFR mortgage loans remain in effect (expiring in December 2019) while the agreement covering commercial loans expired (in December 2014). However, pursuant to the terms of the shared-loss agreement, the loss recovery provisions for commercial loans extend for three years past the expiration date (to December 2017).

The following table summarizes the submission of qualifying losses for reimbursement from the FDIC since inception of the loss share agreement:

Submission of Qualifying Losses for Reimbursement (dollars in millions)

	September 30, 2015
	SFR	Commercial		Total
Unpaid principal balance	$1,508.4	$	– (1)	$1,508.4
Cumulative losses incurred	405.2		9.0	414.2
Cumulative claims submissions	404.6		9.0	413.6

(1)	Due to the expiration of the loss share agreement covering commercial loans in December 2014, the outstanding unpaid principal balance eligible for reimbursement is zero.

As reflected above, the cumulative losses incurred have not reached the First Loss Tranche ($932 million) for FDIC reimbursement and the Company does not project to reach the specified level of losses. Accordingly, no indemnification asset was recognized in connection with the First Federal Transaction.

Separately, as part of the loss sharing agreement, the Company is required to make a true-up payment to the FDIC in the event that losses do not exceed a specified level by December 2019. As the Company does not project to reach the First Loss Tranche ($932 million) for FDIC reimbursement, the Company does not expect that such true-up payment will be required for the First Federal portfolio.

Item 1.  Consolidated Financial Statements  47

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

La Jolla Transaction

The FDIC agreed to indemnify the Company against certain losses on SFR and commercial loans HFI based on established thresholds as follows:

Loss Threshold	FDIC Loss Percentage	CIT Loss Percentage	Comments
Under Stated Threshold	80%	20%	Losses based on unpaid principal balance up to the Stated Threshold ($1.007 billion) are reimbursed 80% by the FDIC with the remaining 20% borne by the Company.
Meets or Exceeds Stated Threshold	95%	5%	Losses based on unpaid principal balance at or in excess of the Stated Threshold ($1.007 billion) are reimbursed 95% by the FDIC with the remaining 5% borne by the Company.

The loss thresholds apply to the covered loans collectively. As of the OneWest Transaction, the loss share agreements covering the SFR mortgage loans remain in effect (expiring in February 2020) while the agreement covering commercial loans expired (in March 2015). However, pursuant to the terms of the shared-loss agreement, the loss recovery provisions for commercial loans extend for three years past the expiration date (to March 2018).

Pursuant to the loss sharing agreement, the Company’s cumulative losses since the acquisition date are reimbursed by the FDIC at 80% until the stated threshold ($1.007 billion) is met. The following table summarizes the submission of cumulative qualifying losses for reimbursement from the FDIC since inception of the loss share agreement:

Submission of Qualifying Losses for Reimbursement (dollars in millions)

	September 30, 2015
	SFR	Commercial		Total
Unpaid principal balance	$103.9	$	– (1)	$103.9
Cumulative losses incurred(2)	56.2		359.5	415.7
Cumulative claims submissions(2)	56.8		359.7	416.5
Cumulative reimbursement	45.4		287.8	333.2

(1)	Due to the expiration of the loss share agreement covering commercial loans in March 2015, the outstanding unpaid principal balance eligible for reimbursement is zero.

(2)	The cumulative claims submissions are higher than the cumulative losses incurred due to recoveries in September 2015 that were not reflected in the claim submissions until the following month.

As part of the loss sharing agreement, the Company is required to make a true-up payment to the FDIC in the event that losses do not exceed a specified level by the tenth anniversary of the agreement (February 2020). The Company currently expects that such payment will be required based upon its forecasted loss estimates for the La Jolla portfolio as the actual and estimated cumulative losses of the acquired covered assets are projected to be lower than the cumulative losses. As of September 30, 2015, an obligation of $56.3 million has been recorded as a FDIC true-up liability for the contingent payment measured at estimated fair value. Refer to Note 12 — Fair Value for further discussion.

NOTE 6 — INVESTMENT SECURITIES

Investments include debt and equity securities. The Company’s debt securities include U.S. Government Agency securities, U.S. Treasury securities, residential mortgage-backed securities (“MBS”), and supranational and foreign government securities. Equity securities include common stock and warrants, along with restricted stock in the FHLB and FRB.

48   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Investment Securities (dollars in millions)

	September 30, 2015	December 31, 2014
Available-for-sale securities
Debt securities	$3,001.3	$1,116.5
Equity securities	14.3	14.0
Held-to-maturity securities
Debt securities(1)	310.7	352.3
Non-marketable investments(2)	292.5	67.5
Total investment securities	$3,618.8	$1,550.3

(1)	Recorded at amortized cost.

(2)	Non-marketable investments include securities of the FRB and FHLB carried at cost of $263.8 million at September 30, 2015 and $15.2 million at December 31, 2014. The remaining non-marketable investments include ownership interests greater than 3% in limited partnership investments that are accounted for under the equity method, other investments carried at cost, which include qualified Community Reinvestment Act (CRA) investments, equity fund holdings and shares issued by customers during loan work out situations or as part of an original loan investment, totaling $28.7 million and $52.3 million in September 30, 2015 and December 31, 2014, respectively.

Realized investment gains totaled $2.1 million and $6.7 million for the quarter and nine months ended September 30, 2015, respectively, and $5.6 million and $14.7 million for the quarter and nine months ended September 30, 2014, respectively, and exclude losses from OTTI.

In addition, the Company maintained $6.6 billion and $6.2 billion of interest bearing deposits at September 30, 2015 and December 31, 2014, respectively, which are cash equivalents and are classified separately on the balance sheet.

The following table presents interest and dividends on interest bearing deposits and investments:

Interest and Dividend Income (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income — interest bearing deposits	$4.5	$4.4	$11.9	$13.5
Interest income — investments/reverse repos	15.0	3.6	24.2	10.0
Dividends — investments	4.0	0.4	5.0	2.1
Interest and dividends on interest bearing deposits and investments	$23.5	$8.4	$41.1	$25.6

Item 1.  Consolidated Financial Statements  49

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Securities Available-for-Sale

The following table presents amortized cost and fair value of securities AFS.

Securities AFS — Amortized Cost and Fair Value (dollars in millions)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2015
Debt securities AFS
Mortgage-backed Securities
U.S. government agency securities	$1,147.5	$1.4	$(0.1)	$1,148.8
Non-agency securities	963.4	0.6	(11.5)	952.5
U.S. Treasury securities	300.0	–	–	300.0
Supranational and foreign government securities	600.0	–	–	600.0
Total debt securities AFS	3,010.9	2.0	(11.6)	3,001.3
Equity securities AFS	14.3	0.2	(0.2)	14.3
Total securities AFS	$3,025.2	$2.2	$(11.8)	$3,015.6
December 31, 2014
Debt securities AFS
U.S. Treasury securities	$200.0	$–	$–	$200.0
U.S. government agency securities	904.2	–	–	904.2
Supranational and foreign government securities	12.3	–	–	12.3
Total debt securities AFS	1,116.5	–	–	1,116.5
Equity securities AFS	14.0	0.2	(0.2)	14.0
Total securities AFS	$1,130.5	$0.2	$(0.2)	$1,130.5

50   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the debt securities AFS by contractual maturity dates:

Debt Securities AFS — Amortized Cost and Fair Value Maturities (dollars in millions)

	September 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities — U.S. government agency securities
Due within 1 year	$–	$–	$904.2	$904.2
After 1 but within 5 years	996.6	997.4	–	–
Due after 10 years	150.9	151.4	–	–
Total	1,147.5	1,148.8	904.2	904.2
Mortgage-backed securities — non-agency securities
After 5 but within 10 years	$29.0	$28.5	$–	$–
Due after 10 years	934.4	924.0	–	–
Total	963.4	952.5	–	–
U.S. Treasury securities
Due within 1 year	$300.0	$300.0	$200.0	$200.0
Total	300.0	300.0	200.0	200.0
Supranational and foreign government securities
Due within 1 year	$600.0	$600.0	$12.3	$12.3
Total	600.0	600.0	12.3	12.3
Total debt securities available-for-sale	$3,010.9	$3,001.3	$1,116.5	$1,116.5

Item 1.  Consolidated Financial Statements  51

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the gross unrealized losses and estimated fair value of AFS securities aggregated by investment category and length of time that the securities have been in a continuous unrealized loss position.

Estimated Unrealized Losses (dollars in millions)

	September 30, 2015		December 31, 2014
	Less than 12 months		Less than 12 months
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities AFS
Mortgage-backed securities
U.S. government agency securities	$176.6	$(0.1)	$–	$–
Non-agency securities	921.3	(11.5)	–	–
Total debt securities AFS	1,097.9	(11.6)	–	–
Equity securities AFS	0.2	(0.2)	0.2	(0.2)
Total securities available-for-sale	$1,098.1	$(11.8)	$0.2	$(0.2)

Purchased Credit-Impaired AFS Securities

In connection with the OneWest acquisition, the Company classified AFS mortgage-backed securities as PCI due to evidence of credit deterioration since issuance and for which it is probable that the Company will not collect all principal and interest payments contractually required at the time of purchase. Accounting for these adjustments is discussed in Note 2 — Acquisitions and Disposition Activities.

The following table provides detail of the acquired PCI securities classified as AFS in connection with the OneWest Transaction on August 3, 2015.

PCI AFS Securities at Acquisition Date (dollars in millions)

Total
Contractually required payments, including interest	$1,631.8
Less: Non-accretable difference	(351.3)
Cash flows expected to be collected(1)	1,280.5
Less: Accretable yield	(298.4)
Fair value of securities acquired at acquisition date	$982.1

(1)	Represents undiscounted expected principal and interest cash flows at acquisition.

Changes in the accretable yield for PCI securities since the OneWest transaction are summarized below for the quarter ended September 30, 2015:

Changes in Accretable Yield (dollars in millions)

Total
Balance August 3, 2015	$298.4
Accretion into interest income	(8.2)
Balance September 30, 2015	$290.2

The estimated fair value of PCI securities was $942.2 million with a par value of $1.2 billion as of September 30, 2015. The Company did not own any PCI securities as of December 31, 2014.

Other than Temporary Impairment

The Company evaluates AFS securities with an unrealized loss for potential OTTI on a quarterly basis or more often if a potential loss-triggering event occurs. In the event the Company determines that it intends to sell AFS securities, or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the Company would be required to recognize an OTTI write-down equal to the difference between the amortized cost basis and the estimated fair value of those securities. In estimating fair value, the Company’s expected cash flow estimates take into account expectations of relevant market and economic data as of the end of the reporting period including, for example, for securities issued in a securitization, underlying loan-level data, and structural features of the securitization, such as subordination, excess spread, overcollateralization or other forms of credit enhancement. Refer to Note 12 — Fair Value for further discussion regarding the significant unobservable inputs in measuring estimated fair value.

For AFS securities that the Company does not intend to sell or it is more likely than not that the Company will not be required to sell prior to recovery of the amortized cost basis,

52   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

the Company compares the present value of expected cash flows to be received, discounted at the current effective yield, to the security’s amortized cost to determine if a credit loss exists. In the event of a credit loss, impairment for the credit loss is reported in noninterest loss as a permanent write-down of the security. Changes in values attributable to factors other than credit losses remain in OCI.

Based on the Company’s quarterly assessment, the Company had no material OTTI credit-related losses on its AFS securities for the quarter ended September 30, 2015. Impairment amounts in accumulated other comprehensive income (“AOCI”) were not material at September 30, 2015 and December 31, 2014.

Debt Securities Held-to-Maturity

The carrying value and fair value of securities HTM at September 30, 2015 and December 31, 2014 were as follows:

Debt Securities HTM — Carrying Value and Fair Value (dollars in millions)

	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2015
Mortgage-backed securities
U.S. government securities	$153.3	$1.6	$(2.1)	$152.8
State and municipal	37.1	0.1	(0.3)	36.9
Foreign government	16.4	0.1	(0.1)	16.4
Corporate — foreign	103.9	6.8	–	110.7
Total debt securities held-to-maturity	$310.7	$8.6	$(2.5)	$316.8
December 31, 2014
Mortgage-backed securities
U.S. government agency securities	$156.3	$2.5	$(1.9)	$156.9
State and municipal	48.1	0.1	(1.8)	46.4
Foreign government	37.9	0.1	–	38.0
Corporate — foreign	110.0	9.0	–	119.0
Total debt securities held-to-maturity	$352.3	$11.7	$(3.7)	$360.3

Item 1.  Consolidated Financial Statements  53

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the debt securities HTM by contractual maturity dates:

Debt Securities HTM — Amortized Cost and Fair Value Maturities (dollars in millions)

	September 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities — U.S. government agency securities
After 5 but within 10 years	$1.3	$1.3	$1.3	$1.3
Due after 10 years	152.0	151.5	155.0	155.6
Total	153.3	152.8	156.3	156.9
State and municipal
Due within 1 year	$0.7	$0.7	$1.2	$1.2
After 1 but within 5 years	1.5	1.5	2.9	2.9
After 5 but within 10 years	0.8	0.8	_	_
Due after 10 years	34.1	33.9	44.0	42.3
Total	37.1	36.9	48.1	46.4
Foreign government
Due within 1 year	$14.0	$14.0	$10.8	$10.8
After 1 but within 5 years	2.4	2.4	27.1	27.2
Total	16.4	16.4	37.9	38.0
Corporate — Foreign securities
Due within 1 year	$0.9	$0.9	$0.9	$0.9
After 1 but within 5 years	76.2	82.2	43.7	49.8
After 5 but within 10 years	26.8	27.6	65.4	68.3
Total	103.9	110.7	110.0	119.0
Total debt securities held-to-maturity	$310.7	$316.8	$352.3	$360.3

(1)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

54   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 7 — OTHER ASSETS

The following table presents the components of other assets.

Other Assets (dollars in millions)

	September 30, 2015	December 31, 2014
Current and deferred federal and state tax assets(1)	$1,216.7	$483.5
Deposits on commercial aerospace equipment	810.7	736.3
Tax credit investments and investments in unconsolidated subsidiaries(2)	224.6	73.4
Property, furniture and fixtures	200.2	126.4
Fair value of derivative financial instruments	166.9	168.0
Deferred debt costs and other deferred charges	131.7	148.1
OREO and repossessed assets	127.9	0.8
Tax receivables, other than income taxes	102.2	102.0
Executive retirement plan and deferred compensation	94.7	96.7
Other(3)	462.8	171.5
Total other assets	$3,538.4	$2,106.7

(1)	The increase is primarily due to the reversal of the deferred tax asset valuation ($676 million) in the third quarter. See Note 18 — Income Taxes.

(2)	Included in this balance are affordable housing investments that provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. As a limited partner, the Company has no significant influence over the operations.

(3)	Other includes items such as investments in and receivables from non-consolidated entities, and other miscellaneous assets.

NOTE 8 — DEPOSITS

The following table presents detail on the type, maturities and weighted average interest rates of deposits.

Deposits (dollars in millions)

	September 30, 2015	December 31, 2014
Deposits Outstanding	$32,328.9	$15,849.8
Weighted average contractual interest rate	1.26%	1.69%
Weighted average remaining number of days to maturity(1)	891 days	1,293 days

(1)	Excludes deposit balances with no stated maturity.

Nine Months Ended September 30, 2015
Daily average deposits	$20,052.9
Maximum amount outstanding	32,328.9
Weighted average contractual interest rate for the year	1.55%

Item 1.  Consolidated Financial Statements  55

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table provides further detail of deposit:

Deposits — Rates and Maturities (dollars in millions)

	September 30, 2015
	Amount	Average Rate
Non-interest-bearing checking	$966.6	–
Interest-bearing checking	3,205.1	0.51%
Money market	5,367.8	0.74%
Savings	4,679.9	0.96%
Other	169.3	–
Total checking and savings deposits	$14,388.7
Certificates of deposit, remaining contractual maturity:
Within one year	$7,633.2	1.15%
One to two years	2,925.3	1.36%
Two to three years	1,391.5	1.60%
Three to four years	1,638.8	2.28%
Four to five years	2,056.2	2.27%
Over five years	2,270.7	3.14%
Total certificates of deposit	$17,915.7
Premium/discount	(1.1)
Purchase accounting adjustments	25.6
Total Deposits	$32,328.9	1.26%

The following table presents the maturity profile of other time deposits with a denomination of $100,000 or more.

Certificates of Deposits $100,000 or More (dollars in millions)

	September 30, 2015	December 31, 2014
U.S. certificates of deposits:
Three months or less	$1,390.5	$340.9
After three months through six months	1,449.5	330.8
After six months through twelve months	2,183.5	757.8
After twelve months	4,506.9	2,590.3
Total domestic	$9,530.4	$4,019.8
Non-U.S. certificates of deposits	$24.0	$57.0

NOTE 9 — BORROWINGS

The following table presents the carrying value of outstanding borrowings.

Borrowings (dollars in millions)

	September 30, 2015			December 31, 2014
	CIT Group Inc.	Subsidiaries	Total	Total
Senior Unsecured(1)	$10,725.0	$–	$10,725.0	$11,932.4
Secured Borrowings:
Structured financings	–	5,376.5	5,376.5	6,268.7
FHLB advances	–	3,219.0	3,219.0	254.7
Total Borrowings	$10,725.0	$8,595.5	$19,320.5	$18,455.8

(1)	Senior Unsecured Notes at September 30, 2015 were comprised of $8,236.0 million unsecured notes, $2,450.0 million Series C Notes, and $39.0 million other unsecured debt.

56   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes contractual maturities of borrowings outstanding, which excludes PAA discounts, original issue discounts, and FSA discounts:

Contractual Maturities — Borrowings as of September 30, 2015 (dollars in millions)

	2016	2017	2018	2019	2020	Thereafter	Contractual Maturities
Senior unsecured notes	$–	$2,992.0	$2,200.0	$2,750.0	$750.0	$2,051.4	$10,743.4
Secured Borrowing:
Structured financings	1,734.9	896.5	680.0	452.3	347.8	1,256.4	5,367.9
FHLB advances	2,271.5	42.0	900.0	–	–	–	3,213.5
	$4,006.4	$3,930.5	$3,780.0	$3,202.3	$1,097.8	$3,307.8	$19,324.8

Unsecured Borrowings

Revolving Credit Facility

There were no outstanding borrowings under the Revolving Credit Facility at September 30, 2015 and December 31, 2014. The amount available to draw upon at September 30, 2015 was approximately $1.4 billion, with the remaining amount of approximately $0.1 billion being utilized for issuance of letters of credit to customers.

The Revolving Credit Facility has a total commitment amount of $1.5 billion and the maturity date of the commitment is January 27, 2017. The total commitment amount consists of a $1.15 billion revolving loan tranche and a $350 million revolving loan tranche that can also be utilized for issuance of letters of credit to customers. The applicable margin charged under the facility is 2.50% for LIBOR-based loans and 1.50% for Base Rate loans.

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

Senior Unsecured Notes

Senior unsecured notes include notes issued under the “shelf” registration filed in March 2012 that matured in the first quarter of 2015, and Series C Unsecured Notes. In January 2015, we filed a new shelf that expires in January 2018. The notes issued under the shelf registration rank equal in right of payment with the Series C Unsecured Notes and the Revolving Credit Facility.

The following tables present the principal amounts of Senior Unsecured Notes issued under the Company’s shelf registration and Series C Unsecured Notes by maturity date.

Senior Unsecured Notes (dollars in millions)

Maturity Date	Rate (%)	Date of Issuance	Par Value
May 2017	5.000%	May 2012	$1,246.5
August 2017	4.250%	August 2012	1,745.5
March 2018	5.250%	March 2012	1,500.0
April 2018*	6.625%	March 2011	700.0
February 2019*	5.500%	February 2012	1,750.0
February 2019	3.875%	February 2014	1,000.0
May 2020	5.375%	May 2012	750.0
August 2022	5.000%	August 2012	1,250.0
August 2023	5.000%	August 2013	750.0
Weighted average and total	5.02%		$10,692.0

*	Series C Unsecured Notes

Item 1.  Consolidated Financial Statements  57

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

Secured Borrowings

FHLB Advances

As a member of the FHLB of San Francisco, CIT Bank, N.A. can access financing based on an evaluation of its creditworthiness, statement of financial position, size and eligibility of collateral. The interest rates charged by the FHLB for advances typically vary depending upon maturity, the cost of funds of the FHLB, and the collateral provided for the borrowing, and the advances are secured by certain Bank assets and bear either a fixed or floating interest rate. The FHLB advances are collateralized by a variety of consumer and commercial loans and leases, including SFR mortgage loans, reverse mortgage loans, multi-family mortgage loans, commercial real estate loans, certain foreclosed properties and certain amounts receivable under a loss sharing agreement with the FDIC, commercial loans, leases and/or equipment. During October 2015, a subsidiary of CIT Bank, N.A. received approval to withdraw its membership from the FHLB Des Moines and at September 30, 2015, there were no advances outstanding with FHLB Des Moines.

As of September 30, 2015, the Company had $5.6 billion of financing availability with the FHLB, of which $2.4 billion was unused and available. FHLB Advances as of September 30, 2015 have a weighted average rate of 0.64%. The following table includes the outstanding FHLB Advances, and respective pledged assets.

FHLB Advances with Pledged Assets Summary (dollars in millions)

	September 30, 2015		December 31, 2014
	FHLB Advances	Pledged Assets	FHLB Advances	Pledged Assets
Total	$3,219.0	$6,583.8	$254.7	$309.6

Structured Financings

Set forth in the following table are amounts primarily related to and owned by consolidated VIEs. Creditors of these VIEs received ownership and/or security interests in the assets. These entities are intended to be bankruptcy remote so that such assets are not available to creditors of CIT or any affiliates of CIT until and unless the related secured borrowings have been fully discharged. These transactions do not meet accounting requirements for sales treatment and are recorded as secured borrowings. Structured financings as of September 30, 2015 had a weighted average rate of 3.26%, which ranged from 0.30% to 6.11%.

Secured Borrowings and Pledged Assets Summary(1) (dollars in millions)

	September 30, 2015		December 31, 2014
	Secured Borrowing	Pledged Assets	Secured Borrowing	Pledged Assets
Rail(2)	$1,087.2	$1,505.5	$1,179.7	$1,575.7
Aerospace(2)	2,219.8	3,707.9	2,411.7	3,914.4
International Finance	416.2	560.3	545.0	730.6
Subtotal — Transportation & International Finance	3,723.2	5,773.7	4,136.4	6,220.7
Commercial Banking	–	0.2	–	–
Commercial Services	334.7	1,671.7	334.7	1,644.6
Equipment Finance	1,318.6	1,656.5	1,797.6	2,352.8
Subtotal — North America Banking	1,653.3	3,328.4	2,132.3	3,997.4
Total	$5,376.5	$9,102.1	$6,268.7	$10,218.1

(1)	As part of our liquidity management strategy, the Company pledges assets to secure financing transactions (which include securitizations), and for other purposes as required or permitted by law, while CIT Bank, N.A. also pledges assets to secure borrowings from the FHLB and FRB.

(2)	At September 30, 2015, the GSI TRS related borrowings and pledged assets, respectively, of $1.2 billion and $1.8 billion were included in Transportation & International Finance. The GSI TRS is described in Note 10 — Derivative Financial Instruments.

58   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

FRB

The Company has a borrowing facility with the FRB Discount Window that can be used for short-term, typically overnight, borrowings. The borrowing capacity is determined by the FRB based on the collateral pledged.

There were no outstanding borrowings with the FRB Discount Window as of September 30, 2015 or December 31, 2014.

At September 30, 2015 we had pledged assets (including collateral for the FRB discount window) of $18.3 billion, which included $12.7 billion of loans (including amounts held for sale), $4.7 billion of operating lease assets, $0.8 billion of cash and $0.1 billion of investment securities.

Not included in the above are liabilities of discontinued operations consisting of $454 million of secured borrowings related to HECM loans securitized in the form of GNMA HMBS, which were sold prior to the OneWest Transaction to third parties. See Note 2 — Acquisitions and Disposition Activities.

Variable Interest Entities (“VIEs”)

Below describes the results of the Company’s assessment of its variable interests to determine its current status with regards to being the primary beneficiary of a VIE.

Consolidated VIEs

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

The main risks inherent in structured financings are deterioration in the credit performance of the vehicle’s underlying asset portfolio and risk associated with the servicing of the underlying assets.

Lenders typically have recourse to the assets in the VIEs and may benefit from other credit enhancements, such as (1) a reserve or cash collateral account that requires the Company to deposit cash in an account, which will first be used to cover any defaulted obligor payments, (2) over-collateralization in the form of excess assets in the VIE, or (3) subordination, whereby the Company retains a subordinate position in the secured borrowing, which would absorb losses due to defaulted obligor payments before the senior certificate holders. The VIE may also enter into derivative contracts in order to convert the debt issued by the VIEs to match the underlying assets or to limit or change the risk of the VIE.

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

Unconsolidated VIEs

Unconsolidated VIEs include GSE securitization structures, private-label securitizations and limited partnership interests where the Company’s involvement is limited to an investor interest where the Company does not have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE and limited partnership interests.

As a result of the OneWest Transaction, the Company has certain contractual obligations related to the HECM loans and the GNMA HMBS securitizations. The Company, as servicer of these HECM loans, is currently obligated to fund future borrower advances, which include fees paid to taxing authorities for borrowers’ unpaid taxes and insurance, mortgage insurance premiums and payments made to borrowers for line of credit draws on HECM loans. In addition, the Company capitalizes the servicing fees and interest income earned and is obligated to fund guarantee fees associated with the GNMA HMBS. The Company periodically pools and securitizes certain of these funded advances through issuance of HMBS to third-party security holders, which did not qualify for sale accounting and rather, are treated as financing transactions. As a financing transaction, the HECM loans and related proceeds from the issuance of the HMBS recognized as secured borrowings remain on the Company’s Consolidated Balance Sheet. Due to the Company’s planned exit of third party servicing, HECM loans of $463.9 million were included in Assets of discontinued operations and the associated secured borrowing of $454.1 million (including an unamortized premium balance of $15.3 million) were included in Liabilities of discontinued operations at September 30, 2015.

As servicer, the Company is required to repurchase the HECM loans once the outstanding principal balance is equal to or greater than 98% of the maximum claim amount or when the property forecloses to OREO, which reduces the secured borrowing balance. Additionally the Company services $202.4 million of HMBS outstanding

Item 1.  Consolidated Financial Statements  59

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

principal balance at September 30, 2015 for transferred loans securitized by IndyMac for which OneWest Bank prior to the acquisition had purchased the mortgage servicing rights (“MSRs”) in connection with the IndyMac Transaction. The carrying value of the MSRs was not significant at September 30, 2015. As the HECM loans are federally insured by the FHA and the secured borrowings guaranteed to the investors by GNMA, the Company does not believe maximum loss exposure as a result of its involvement is material or quantifiable.

For Agency and private label securitizations where the Company is not the servicer, the maximum exposure to loss represents the recorded investment based on the Company’s beneficial interests held in the securitized assets. These interests are not expected to absorb losses or receive benefits that are significant to the VIE.

As a limited partner, the nature of the Company’s ownership interest in tax credit equity investments is limited in its ability to direct the activities that drive the economic performance of the entity, as these entities are managed by the general or managing partner. As a result, the Company was not deemed to be the primary beneficiary of these VIEs.

The table below presents potential losses that would be incurred under hypothetical circumstances, such that the value of its interests and any associated collateral declines to zero and at the same time assuming no consideration of recovery or offset from any economic hedges. The Company believes the possibility is remote under this hypothetical scenario; accordingly, this required disclosure is not an indication of expected loss.

Assets and Liabilities in Unconsolidated VIEs (dollars in millions)

	Unconsolidated VIEs Carrying Value September 30, 2015
	Securities	Partnership Investment
Agency securities	$151.5	$–
Non-agency securities — Other servicer	952.5	–
Tax credit equity investments	–	134.5
Total Assets	$1,104.0	$134.5
Commitments to tax credit investments	$–	$20.3
Total Liabilities	$–	$20.3
Maximum loss exposure(1)	$1,104.0	$134.5

(1)	Maximum loss exposure to the unconsolidated VIEs excludes the liability for representations and warranties, corporate guarantees and also excludes servicing advances.

NOTE 10 — DERIVATIVE FINANCIAL INSTRUMENTS

As part of managing economic risk and exposure to interest rate and foreign currency risk, the Company primarily enters into derivative transactions in over-the-counter markets with other financial institutions. The Company does not enter into derivative financial instruments for speculative purposes.

The Dodd-Frank Act includes measures to broaden the scope of derivative instruments subject to regulation by requiring clearing and exchange trading of certain derivatives, and imposing margin, reporting and registration requirements for certain market participants. Since the Company does not meet the definition of a Swap Dealer or Major Swap Participant under the Act, the reporting and clearing obligations apply to a limited number of derivative transactions executed with its lending customers in order to manage their interest rate risk.

See Note 1 — Business and Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for further description of its derivative transaction policies.

60   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents fair values and notional values of derivative financial instruments:

Fair and Notional Values of Derivative Financial Instruments(1) (dollars in millions)

	September 30, 2015			December 31, 2014
Qualifying Hedges	Notional Amount	Asset Fair Value(2)	Liability Fair Value(2)	Notional Amount	Asset Fair Value(2)	Liability Fair Value(2)
Foreign currency forward contracts — net investment hedges	$868.5	$54.3	$(1.4)	$1,193.1	$74.7	$–
Total Qualifying Hedges	868.5	54.3	(1.4)	1,193.1	74.7	–
Non-Qualifying Hedges
Interest rate swaps	4,165.7	53.4	(52.8)	1,902.0	15.6	(23.6)
Written options	3,662.9	–	(2.5)	2,711.5	–	(2.7)
Purchased options	2,349.3	1.8	–	948.4	0.8	–
Foreign currency forward contracts	1,854.0	58.6	(17.1)	2,028.8	77.2	(12.0)
Total Return Swap (TRS)	1,138.2	–	(56.2)	1,091.9	–	(24.5)
Equity Warrants	1.0	0.2	–	1.0	0.1	–
Interest Rate Lock Commitments	6.5	0.1	–	–	–	–
Credit derivatives	27.3	–	(0.2)	–	–	–
Total Non-qualifying Hedges	13,204.9	114.1	(128.8)	8,683.6	93.7	(62.8)
Total Hedges	$14,073.4	$168.4	$(130.2)	$9,876.7	$168.4	$(62.8)

(1)	Presented on a gross basis.

(2)	Fair value balances include accrued interest.

Total Return Swaps (“TRS”)

Two financing facilities between two wholly-owned subsidiaries of CIT and Goldman Sachs International (“GSI”) are structured as total return swaps (“TRS”), under which amounts available for advances are accounted for as derivatives.

Pursuant to applicable accounting guidance, the unutilized portion of the TRS is accounted for as a derivative and recorded at its estimated fair value. The CIT Financial Ltd. (“CFL”) facility is $1.5 billion and the CIT TRS Funding B.V. (“BV”) facility is $625 million.

The aggregate “notional amounts” of the total return swaps derivative of $1,138.2 million at September 30, 2015 and $1,091.9 million at December 31, 2014 represent the aggregate unused portions under the CFL and BV facilities and constitute derivative financial instruments. These notional amounts are calculated as the maximum aggregate facility commitment amounts, currently $2,125.0 million, less the aggregate actual adjusted qualifying borrowing base outstanding of $986.8 million at September 30, 2015 and $1,033.1 million at December 31, 2014 under the CFL and BV Facilities. The notional amounts of the derivatives will increase as the adjusted qualifying borrowing base decreases due to repayment of the underlying asset-backed securities (ABS) to investors. If CIT funds additional ABS under the CFL or BV Facilities, the aggregate adjusted qualifying borrowing base of the total return swaps will increase and the notional amount of the derivatives will decrease accordingly.

Valuation of the derivatives related to the GSI facilities is based on several factors using a discounted cash flow (“DCF”) methodology, including:

■	Funding costs for similar financings based on current market conditions;

■	Forecasted usage of the long-dated facilities through the final maturity date in 2028; and

■	Forecasted amortization, due to principal payments on the underlying ABS, which impacts the amount of the unutilized portion.

Based on the Company’s valuation, a liability of $56.2 million and $24.5 million was recorded at September 30, 2015 and December 31, 2014, respectively. The increases in the liability of $24.3 million and $31.7 million for the quarter and nine months ended September 30, 2015, respectively were recognized as a reduction to Other Income. The change in value of $13.4 million and $3.7 million in the quarter and nine months ended September 30, 2014, respectively, were recognized as a reduction to Other Income.

Impact of Collateral and Netting Arrangements on the Total Derivative Portfolio

The following tables present a summary of our derivative portfolio, which includes the gross amounts of recognized financial assets and liabilities; the amounts offset in the consolidated balance sheet; the net amounts presented in the consolidated balance sheet; the amounts subject to an

Item 1.  Consolidated Financial Statements  61

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

enforceable master netting arrangement or similar agreement that were not included in the offset amount above, and the amount of cash collateral received or pledged. Substantially all of the derivative transactions are under an International Swaps and Derivatives Association (“ISDA”) agreement.

Offsetting of Derivative Assets and Liabilities (dollars in millions)

				Gross Amounts not offset in the Consolidated Balance Sheet
	Gross Amount of Recognized Assets (Liabilities)	Gross Amount Offset in the Consolidated Balance Sheet	Net Amount Presented in the Consolidated Balance Sheet	Derivative Financial Instruments(1)	Cash Collateral Pledged/ (Received)(1)(2)	Net Amount
September 30, 2015
Derivative assets	$168.4	$–	$168.4	$(20.2)	$(94.5)	$53.7
Derivative liabilities	(130.2)	–	(130.2)	20.2	44.5	(65.5)
December 31, 2014
Derivative assets	$168.4	$–	$168.4	$(13.6)	$(137.3)	$17.5
Derivative liabilities	(62.8)	–	(62.8)	13.6	8.7	(40.5)

(1)	The Company’s derivative transactions are governed by ISDA agreements that allow for net settlements of certain payments as well as offsetting of all contracts (“Derivative Financial Instruments”) with a given counterparty in the event of bankruptcy or default of one of the two parties to the transaction. We believe our ISDA agreements meet the definition of a master netting arrangement or similar agreement for purposes of the above disclosure. In conjunction with the ISDA agreements, the Company has entered into collateral arrangements with its counterparties which provide for the exchange of cash depending on change in the market valuation of the derivative contracts outstanding. Such collateral is available to be applied in settlement of the net balances upon an event of default of one of the counterparties.

(2)	Collateral pledged or received is included in Other assets or Other liabilities, respectively.

The following table presents the impact of derivatives on the statements of operations:

Derivative Instrument Gains and Losses (dollars in millions)

		Quarters Ended September 30,		Nine Months Ended September 30,
Derivative Instruments	Gain/(Loss) Recognized	2015	2014	2015	2014
Non Qualifying Hedges
Cross currency swaps	Other income	–	–	–	4.1
Interest rate swaps	Other income	(2.2)	2.1	(1.1)	5.9
Interest rate options	Other income	1.2	(2.2)	1.1	(2.4)
Foreign currency forward contracts	Other income	43.8	80.7	84.5	67.2
Equity warrants	Other income	–	(0.3)	0.1	(0.8)
TRS	Other income	(24.3)	(13.4)	(31.7)	(3.7)
Total Non-qualifying Hedges		18.5	66.9	52.9	70.3
Total derivatives-income statement impact		$18.5	$66.9	$52.9	$70.3

62   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the changes in AOCI relating to derivatives:

Changes in AOCI Relating to Derivatives (dollars in millions)

Contract Type	Derivatives – effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income	Total income statement impact	Derivatives – effective portion recorded in OCI	Total change in OCI for period
Quarter Ended September 30, 2015
Foreign currency forward contracts — net investment hedges	$4.3	$–	$4.3	$44.0	$39.7
Total	$4.3	$–	$4.3	$44.0	$39.7
Quarter Ended September 30, 2014
Foreign currency forward contracts — cash flow hedges	$–	$–	$–	$0.2	$0.2
Foreign currency forward contracts — net investment hedges	(6.7)	–	(6.7)	82.0	88.7
Total	$(6.7)	$–	$(6.7)	$82.2	$88.9
Nine Months Ended September 30, 2015
Foreign currency forward contracts — net investment hedges	$8.5	$–	$8.5	$106.3	$97.8
Total	$8.5	$–	$8.5	$106.3	$97.8
Nine Months Ended September 30, 2014
Foreign currency forward contracts — cash flow hedges	$–	$–	$–	$0.2	$0.2
Foreign currency forward contracts — net investment hedges	(12.8)	–	(12.8)	63.5	76.3
Cross currency swaps — net investment hedges	–	–	–	1.1	1.1
Total	$(12.8)	$–	$(12.8)	$64.8	$77.6

NOTE 11 — OTHER LIABILITIES

The following table presents components of other liabilities:

Other Liabilities (dollars in millions)

	September 30, 2015	December 31, 2014
Equipment maintenance reserves	$968.4	$960.4
Accrued expenses and accounts payable	602.7	478.3
Current and deferred federal and state taxes	384.9	319.1
Security and other deposits	296.8	368.0
Accrued interest payable	171.4	243.7
Valuation adjustment relating to aerospace commitments	98.4	121.2
Other(1)	873.1	398.1
Total other liabilities	$3,395.7	$2,888.8

(1)	Other consists of other non-income taxes, property tax liabilities, contingent liabilities and other miscellaneous liabilities. The September 30, 2015 balance includes approximately $300 million related to trade date accounting for an investment security purchased on the last day of the quarter, but the funds did not transfer until October.

Item 1.  Consolidated Financial Statements  63

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 12 — FAIR VALUE

Fair Value Hierarchy

The Company is required to report fair value measurements for specified classes of assets and liabilities. See Note 1 — “Business and Summary of Significant Accounting Policies” for fair value measurement policy.

The Company characterizes inputs in the determination of fair value according to the fair value hierarchy. The fair value of the Company’s assets and liabilities where the measurement objective specifically requires the use of fair value are set forth in the tables below.

Disclosures that follow in this note exclude assets and liabilities classified as discontinued operations.

Financial Assets and Liabilities Measured at Estimated Fair Value on a Recurring Basis

The following table summarizes the Company’s assets and liabilities measured at estimated fair value on a recurring basis, including those management elected under the fair value option.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (dollars in millions)

September 30, 2015	Total	Level 1	Level 2	Level 3
Assets
Debt Securities AFS	$3,001.3	$300.0	$1,748.8	$952.5
Equity Securities AFS	14.3	14.3	–	–
FDIC receivable	54.2	–	–	54.2
Derivative assets at fair value — non-qualifying hedges(1)	114.1	–	114.1	–
Derivative assets at fair value — qualifying hedges	54.3	–	54.3	–
Total	$3,238.2	$314.3	$1,917.2	$1,006.7
Liabilities
Derivative liabilities at fair value — non-qualifying hedges(1)	$(128.8)	$–	$(71.7)	$(57.1)
Derivative liabilities at fair value — qualifying hedges	(1.4)	–	(1.4)	–
Consideration holdback liability	(60.8)	–	–	(60.8)
FDIC True-up Liability	(56.3)	–	–	(56.3)
Total	$(247.3)	$–	$(73.1)	$(174.2)
December 31, 2014
Assets
Debt Securities AFS	$1,116.5	$212.3	$904.2	$–
Equity Securities AFS	14.0	14.0	–	–
Derivative assets at fair value — non-qualifying hedges(1)	93.7	–	93.7	–
Derivative assets at fair value — qualifying hedges	74.7	–	74.7	–
Total	$1,298.9	$226.3	$1,072.6	$–
Liabilities
Derivative liabilities at fair value — non-qualifying hedges(1)	$(62.8)	$–	$(36.2)	$(26.6)
Total	$(62.8)	$–	$(36.2)	$(26.6)

(1)	Derivative fair values include accrued interest

Debt and Equity Securities Classified as Available-For-Sale Debt and equity securities classified as AFS are carried at fair value, as determined either by Level 1, Level 2 or Level 3 inputs. Debt securities classified as AFS included investments in U.S. Treasury and federal government agency securities and were valued using Level 2 inputs, primarily quoted prices for similar securities. Certain equity securities classified as AFS were valued using Level 1 inputs, primarily quoted prices in active markets. For Agency pass-through MBS, which are classified as Level 2, the Company generally determines estimated fair value utilizing prices obtained from independent broker dealers and recent trading activity for similar assets. For non-Agency MBS, the market for such securities is not active and the estimated fair value was determined using a discounted cash flow technique. The significant unobservable assumptions, which are verified to the extent possible using broker dealer quotes, are estimated by type of underlying collateral, including credit loss assumptions, estimated prepayment speeds and appropriate discount rates. Given the lack of observable market data, the estimated fair value of the non-agency MBS is classified as Level 3.

64   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

FDIC Receivable — The Company elected to measure its receivable under a participation agreement with the FDIC in connection with the IndyMac Transaction at estimated fair value under the fair value option. The participation agreement provides the Company a secured interest in certain homebuilder, home construction and lot loans, which entitle the Company to a 40% share of the underlying loan cash flows. The receivable is valued by first grouping the loans into similar asset types and stratifying the loans based on their underlying key features such as product type, current payment status and other economic attributes in order to project future cash flows.

Projected future cash flows are estimated by taking the Company’s share (40%) of the future cash flows from the underlying loans and real estate properties that include proceeds and interest offset by servicing expenses and servicing fees. Estimated fair value of the FDIC receivable is based on a discounted cash flow technique using significant unobservable inputs, including prepayment rates, default rates, loss severities and liquidation assumptions.

To determine the estimated fair value, the cash flows are discounted using a market interest rate that represents an overall weighted average discount rate based on the underlying collateral specific discount rates. Due to the reduced liquidity that exists for such loans and lack of observable market data available, this requires the use of significant unobservable inputs; as a result these measurements are classified as Level 3.

Derivative Assets and Liabilities — The Company’s financial derivatives include interest rate swaps, floors, caps, forwards and credit derivatives. These derivatives are valued using models that incorporate inputs depending on the type of derivative, such as, interest rate curves, foreign exchange rates and volatility. Readily observable market inputs to models can be validated to external sources, including industry pricing services, or corroborated through recent trades, broker dealer quotes, yield curves, or other market-related data. As such, these derivative instruments are valued using a Level 2 methodology. In addition, these derivative values incorporate an assessment of the risk of counterparty nonperformance, measured based on the Company’s evaluation of credit risk. For certain customer-related positions and credit derivatives, the risk of nonperformance cannot be observed in the market, therefore the credit valuation adjustments require the derivative measurement to be classified as Level 3. The credit valuation adjustment for nonperformance risk is determined by referring to credit risk adjustments for similar positions in the marketplace and then comparing to actual results quarterly and recalibrating as appropriate.

FDIC True-up Liability — In connection with the La Jolla Transaction, the Company recognized a FDIC True-up liability due to the FDIC 45 days after the tenth anniversary of the loss sharing agreement (the maturity) because the actual and estimated cumulative losses on the acquired covered PCI loans are lower than the cumulative losses originally estimated by the FDIC at the time of acquisition. The FDIC True-up liability was recorded at estimated fair value as of the acquisition date and is remeasured to fair value at each reporting date until the contingency is resolved. The FDIC True-up liability was valued using the discounted cash flow method based on the terms specified in the loss-sharing agreements with the FDIC, the actual FDIC payments collected and significant unobservable inputs, including a risk-adjusted discount rate (reflecting the Company’s credit risk plus a liquidity premium), prepayment and default rates. Due to the significant unobservable inputs used to calculate the estimated fair value, these measurements are classified as Level 3.

Consideration Holdback Liability — In connection with the OneWest acquisition, the parties negotiated 4 separate holdbacks related to selected trailing risks, totaling $116 million, which reduced the cash consideration paid at closing. Any unapplied Holdback funds at the end of the respective holdback periods, which range from 1 – 5 years, are payable to the former OneWest shareholders. Unused funds for any of the four holdbacks cannot be applied against another holdback amount. The range of potential holdback to be paid is from $0 to $116 million. Based on management’s estimate of the probability of each holdback it was determined that the probable amount of holdback to be paid was $62.4 million. The amount expected to be paid was discounted based on CIT’s cost of funds. This contingent consideration was measured at fair value at the acquisition date and is re-measured at fair value in subsequent accounting periods, with the changes in fair value recorded in the statement of income, until the related contingent issues are resolved. Gross payments, which are determined based on the Company’s probability assessment, are discounted at a rate approximating the Company’s average coupon rate on deposits and borrowings. Due to the significant unobservable inputs used to calculate the estimated fair value, these measurements are classified as Level 3.

Item 1.  Consolidated Financial Statements  65

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables summarize information about significant unobservable inputs related to the Company’s categories of Level 3 financial assets and liabilities measured on a recurring basis as of September 30, 2015.

Quantitative Information about Level 3 Fair Value Measurements – Recurring (dollars in millions)

Financial Instrument	Estimated Fair Value	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average
September 30, 2015
Assets
Securities — AFS	$952.5	Discounted cash flow	Discount Rate	0.0% – 49.0%	6.2%
			Prepayment Rate	3.2% – 22.3%	9.9%
			Default Rate	0.0% – 9.8%	4.1%
			Loss Severity	0.1% – 83.3%	32.0%
FDIC Receivable	54.2	Discounted cash flow	Discount Rate	9.5% – 15.0%	10.4%
			Prepayment Rate	2.0% – 14.0%	3.7%
			Default Rate	6.0% – 36.0%	10.8%
			Loss Severity	20.0% – 65.0%	31.7%
Total Assets	$1,006.7
Liabilities
FDIC True-up liability	$(56.3)	Discounted cash flow	Discount Rate	4.0% – 4.0%	4.0%
Consideration holdback liability	(60.8)	Discounted cash flow	Payment Probability	0.0% – 100.0%	53.8%
			Discount Rate	3.0% – 3.0%	3.0%
Derivative liabilities — non qualifying	(57.1)	Market comparables(1)
Total Liabilities	$(174.2)

(1)	The valuation of these derivatives is primarily related to the GSI facilities which is based on several factors using a discounted cash flow methodology, including a) funding costs for similar financings based on current market conditions; b) forecasted usage of long-dated facilities through the final maturity date in 2028; and c) forecasted amortization, due to principal payments on the underlying ABS, which impacts the amount of the unutilized portion.

The level of aggregation and diversity within the products disclosed in the tables results in certain ranges of inputs being wide and unevenly distributed across asset and liability categories. For instruments backed by residential real estate, diversity in the portfolio is reflected in a wide range for loss severity due to varying levels of default. The lower end of the range represents high performing loans with a low probability of default while the higher end of the range relates to more distressed loans with a greater risk of default.

The valuation techniques used for the Company’s Level 3 assets and liabilities, as presented in the previous tables, are described as follows:

■	Discounted cash flow — Discounted cash flow valuation techniques generally consist of developing an estimate of future cash flows that are expected to occur over the life of an instrument and then discounting those cash flows at a rate of return that results in the estimated fair value amount. The Company utilizes both the direct and indirect valuation methods. Under the direct method, contractual cash flows are adjusted for expected losses. The adjusted cash flows are discounted at a rate which considers other costs and risks, such as market risk and liquidity. Under the indirect method, contractual cash flows are discounted at a rate which reflects the costs and risks associated with the likelihood of generating the contractual cash flows.

■	Market comparables — Market comparable(s) pricing valuation techniques are used to determine the estimated fair value of certain instruments by incorporating known inputs such as recent transaction prices, pending transactions, or prices of other similar investments which require significant adjustment to reflect differences in instrument characteristics.

Significant unobservable inputs presented in the previous tables are those the Company considers significant to the estimated fair value of the Level 3 asset or liability. The Company considers unobservable inputs to be significant if, by their exclusion, the estimated fair value of the Level 3 asset or liability would be significantly impacted based on qualitative factors such as nature of the instrument, type of valuation technique used, and the significance of the unobservable inputs on the values relative to other inputs used within the valuation. Following is a description of the significant unobservable inputs provided in the tables.

■	Default rate — is an estimate of the likelihood of not collecting contractual amounts owed expressed as a constant default rate.

66   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

■	Discount rate — is a rate of return used to present value the future expected cash flows to arrive at the estimated fair value of an instrument. The discount rate consists of a benchmark rate component and a risk premium component. The benchmark rate component, for example, LIBOR or U.S. Treasury rates, is generally observable within the market and is necessary to appropriately reflect the time value of money. The risk premium component reflects the amount of compensation market participants require due to the uncertainty inherent in the instruments’ cash flows resulting from risks such as credit and liquidity.

■	Loss severity — is the percentage of contractual cash flows lost in the event of a default.

■	Prepayment rate — is the estimated rate at which forecasted prepayments of principal of the related loan or debt instrument are expected to occur, expressed as a constant prepayment rate (“CPR”).

■	Payment Probability — is an estimate of the likelihood the consideration holdback amount will be required to be paid expressed as a percentage.

As reflected above, the Company generally uses discounted cash flow techniques to determine the estimated fair value of Level 3 assets and liabilities. Use of these techniques requires determination of relevant inputs and assumptions, some of which represent significant unobservable inputs and assumptions and as a result, changes in these unobservable inputs (in isolation) may have a significant impact to the estimated fair value. Increases in the probability of default and loss severities will result in lower estimated fair values, as these increases reduce expected cash flows. Increases in the discount rate will result in lower estimated fair values, as these increases reduce the present value of the expected cash flows.

Alternatively a change in one unobservable input may result in a change to another unobservable input due to the interrelationship among inputs, which may counteract or magnify the estimated fair value impact from period to period. Generally, the value of the Level 3 assets and liabilities estimated using a discounted cash flow technique would decrease (increase) upon an increase (decrease) in discount rate, default rate, loss severity or weighted average life inputs. Discount rates are influenced by market expectations for the underlying collateral performance, and therefore may directionally move with probability and severity of default; however, discount rates are also impacted by broader market forces, such as competing investment yields, sector liquidity, economic news, and other macroeconomic factors. There is no direct interrelationship between prepayments and discount rate. Prepayment rates generally move in the opposite direction of market interest rates. Increase in the probability of default will generally be accompanied with an increase in loss severity, as both are impacted by underlying collateral values.

The following table summarizes the changes in estimated fair value for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

Changes in Estimated Fair Value of Level 3 Financial Assets and Liabilities Measured on a Recurring Basis (dollars in millions)

	Securities — AFS	FDIC Receivable	Net Derivatives(1)	FDIC True-up Liability	Consideration holdback Liability
December 31, 2014	$–	$–	$(26.6)	$–	$–
Included in earnings	(0.2)	0.7	(30.5)	–	–
Included in comprehensive income	(10.9)	–	–	–	–
Purchases	992.8	54.8	–	(56.3)	(60.8)
Settlements	(29.2)	(1.3)	–	–	–
Balance as of September 30, 2015	$952.5	$54.2	$(57.1)	$(56.3)	$(60.8)

			Net Derivatives(1)
December 31, 2013			$(9.7)
Included in earnings			(3.7)
Balance as of September 30, 2014			$(13.4)

(1)	Valuation of the derivatives related to the GSI facilities and written options on certain CIT Bank CDs.

The Company monitors the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in the observability of key inputs to a fair value measurement may result in a transfer of assets or liabilities between Level 1, 2 and 3. The Company’s policy is to recognize transfers in and transfers out as of the end of the reporting period. For the quarter ended September 30, 2015 and 2014, there were no transfers into or out of Level 3.

Item 1.  Consolidated Financial Statements  67

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Financial Assets Measured at Estimated Fair Value on a Non-recurring Basis

Certain assets or liabilities are required to be measured at estimated fair value on a nonrecurring basis subsequent to initial recognition. Generally, these adjustments are the result of LOCOM or other impairment accounting. In determining the estimated fair values during the period, the Company determined that substantially all the changes in estimated fair value were due to declines in market conditions versus instrument specific credit risk. This was determined by examining the changes in market factors relative to instrument specific factors.

Assets and liabilities acquired in the OneWest Transaction were recorded at fair value on the acquisition date. See Note 2 — Acquisition and Disposition Activities for balances and assumptions used in the valuations.

The following table presents financial assets measured at estimated fair value on a non-recurring basis for which a non-recurring change in fair value has been recorded in the current year:

Carrying Value of Assets Measured at Fair Value on a Non-recurring Basis (dollars in millions)

		Fair Value Measurements at Reporting Date Using:
	Total	Level 1	Level 2	Level 3	Total (Losses)
Assets
September 30, 2015
Assets held for sale	$1,289.4	–	–	$1,289.4	$(34.3)
Other real estate owned	127.9	–	–	127.9	(3.2)
Impaired loans	52.9	–	–	52.9	(13.0)
Total	$1,470.2	$–	$–	$1,470.2	$(50.5)
December 31, 2014
Assets held for sale	$949.6	$–	$–	$949.6	$(73.6)
Impaired loans	13.2	–	–	13.2	(4.9)
Total	$962.8	$–	$–	$962.8	$(78.5)

Assets of continuing operations that are measured at fair value on a non-recurring basis are as follows:

Loans are transferred from held for investment to AHFS at the lower of cost or fair value. At the time of transfer, a write-down of the loan is recorded as a charge-off, if applicable. Once classified as AHFS, the amount by which the carrying value exceeds fair value is recorded as a valuation allowance.

Assets Held for Sale — Assets held for sale are recorded at the lower of cost or fair value on the balance sheet. As there is no liquid secondary market for the other assets held for sale in the Company’s portfolio, the fair value is estimated based on a binding contract, current letter of intent or other third-party valuation, or using internally generated valuations or discounted cash flow technique, all of which are Level 3 inputs. In those instances where third party valuations were utilized, the most significant assumptions were the discount rates which ranged from 4.4% to 7.6%. The estimated fair value of assets held for sale with impairment at the reporting date was $1.297.5 million.

Other Real Estate Owned — Other real estate owned represents collateral acquired from the foreclosure of secured real estate loans. Other real estate owned is measured at LOCOM less disposition costs. Estimated fair values of other real estate owned are reviewed on a quarterly basis and any decline in value below cost is recorded as impairment. Estimated fair value is generally based upon broker price opinions or independent appraisals, adjusted for costs to sell. The estimated costs to sell are incremental direct costs to transact a sale, such as broker commissions, legal fees, closing costs and title transfer fees. The costs must be essential to the sale and would not have been incurred if the decision to sell had not been made. The significant unobservable input is the appraised value or the sales price and thus is classified as Level 3. As of the reporting date, OREO carrying value approximates fair value.

Impaired Loans — Impaired finance receivables of $500,000 or greater that are placed on non-accrual status are subject to periodic individual review in conjunction with the Company’s ongoing problem loan management (PLM) function. Impairment occurs when, based on current information and events, it is probable that CIT will be unable to collect all amounts due according to contractual terms of the agreement. Impairment is measured as the shortfall between estimated value and recorded investment in the finance receivable, with the estimated value determined using fair value of collateral and other cash flows if the finance receivable is collateralized, the present value of expected future cash flows discounted at the contract’s effective interest rate, or observable market prices. The significant unobservable inputs result in the Level 3 classification. As of the reporting date, the carrying value of impaired loans approximates fair value.

68   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Fair Value Option

The Company has an irrevocable option to elect fair value for the initial and subsequent measurement of the FDIC receivable acquired by OneWest Bank in the IndyMac Transaction, as it was determined at the time of election that this treatment would allow a better economic offset of the changes in estimated fair values of the loans.

The following table summarizes the differences between the estimated fair value carrying amount of those assets measured at estimated fair value under the fair value option, and the aggregate unpaid principal amount the Company is contractually entitled to receive or pay respectively:

	September 30, 2015
(in millions of dollars)	Estimated Fair Value Carrying Amount	Aggregate Unpaid Principal	Estimated Fair Value Carrying Amount Less Aggregate Unpaid
FDIC Receivable	$54.2	$213.0	$(158.8)

The gains and losses due to changes in the estimated fair value of the FDIC receivable under the fair value option are included in earnings for the quarter and nine months ended September 30, 2015 and shown in the Financial Assets and Liabilities Measured at Estimated Fair Value on a Recurring Basis section of this Note. As this asset was acquired in the OneWest acquisition, the earnings post acquisition impact of changes in fair value amounted to a loss of $0.7 million.

Item 1.  Consolidated Financial Statements  69

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Fair Values of Financial Instruments

The carrying values and estimated fair values of financial instruments presented below exclude leases and certain other assets and liabilities, which are not required for disclosure.

Financial Instruments (dollars in millions)

		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
September 30, 2015
Financial Assets
Cash and interest bearing deposits	$8,259.9	$8,259.9	$–	$–	$8,259.9
Derivative assets at fair value — non-qualifying hedges	114.1	–	114.1	–	114.1
Derivative assets at fair value — qualifying hedges	54.3	–	54.3	–	54.3
Assets held for sale (excluding leases)	572.7	22.0	9.5	552.5	584.0
Loans (excluding leases)	28,789.3	–	1,583.2	26,662.4	28,245.6
Securities purchased under agreements to resell	100.0	–	100.0	–	100.0
Investment securities(1)	3,618.8	518.0	1,793.5	1,313.3	3,624.8
Indemnification assets(2)	396.6	–	–	393.0	393.0
Tax credit investments	113.6	–	–	120.2	120.2
Other assets subject to fair value disclosure and unsecured counterparty receivables(3)	1,243.1	–	–	1,243.1	1,243.1
Financial Liabilities
Deposits(4)	(32,380.4)	–	–	(32,462.0)	(32,462.0)
Derivative liabilities at fair value — non-qualifying hedges	(128.8)	–	(71.7)	(57.1)	(128.8)
Derivative liabilities at fair value — qualifying hedges	(1.4)	–	(1.4)	–	(1.4)
Borrowings(4)	(19,440.3)	–	(16,667.1)	(3,166.5)	(19,833.6)
Commitment to affordable housing investments	(20.3)	–	–	(16.3)	(16.3)
Credit balances of factoring clients	(1,609.3)	–	–	(1,609.3)	(1,609.3)
Other liabilities subject to fair value disclosure(5)	(2,106.4)	–	–	(2,106.4)	(2,106.4)
December 31, 2014
Financial Assets
Cash and interest bearing deposits	$7,119.7	$7,119.7	$–	$–	$7,119.7
Derivative assets at fair value — non-qualifying hedges	93.7	–	93.7	–	93.7
Derivative assets at fair value — qualifying hedges	74.7	–	74.7	–	74.7
Assets held for sale (excluding leases)	67.0	–	–	67.2	67.2
Loans (excluding leases)(6)	14,832.1	–	1,585.4	12,969.5	14,554.9
Securities purchased under agreements to resell	650.0	–	650.0	–	650.0
Investment securities	1,550.3	464.9	956.0	137.4	1,558.3
Other assets subject to fair value disclosure and unsecured counterparty receivables(3)	886.2	–	–	886.2	886.2
Financial Liabilities
Deposits(4)	(15,891.4)	–	–	(15,972.2)	(15,972.2)
Derivative liabilities at fair value — non-qualifying hedges	(62.8)	–	(36.2)	(26.6)	(62.8)
Borrowings(4)	(18,657.9)	–	(15,906.3)	(3,338.1)	(19,244.4)
Credit balances of factoring clients	(1,622.1)	–	–	(1,622.1)	(1,622.1)
Other liabilities subject to fair value disclosure(5)	(2,066.8)	–	–	(2,066.8)	(2,066.8)

(1)	Level 3 estimated fair value includes debt securities AFS ($952.5 million), non-marketable investments ($292.5 million), and debt securities HTM ($68.3 million).
(2)	The indemnification assets included in the above table does not include Agency claims indemnification ($67.7 million) and Loan indemnification ($0.7 million), as they are not considered financial instruments.
(3)	Other assets subject to fair value disclosure primarily include accrued interest receivable and miscellaneous receivables. These assets have carrying values that approximate fair value generally due to the short-term nature and are classified as Level 3. The unsecured counterparty receivables primarily consist of amounts owed to CIT from GSI for debt discount, return of collateral posted to GSI and settlements resulting from market value changes to asset-backed securities underlying the GSI Facilities
(4)	Deposits and borrowings include accrued interest, which is included in “Other liabilities” in the Balance Sheet.
(5)	Other liabilities subject to fair value disclosure include accounts payable, accrued liabilities, customer security and maintenance deposits and miscellaneous liabilities. The fair value of these approximate carrying value and are classified as Level 3.
(6)	In preparing the interim financial statements for the quarter ended September 30, 2015, the Company discovered and corrected an immaterial error impacting the carrying value and estimated Level 3 fair value relating to the Loans (excluding leases) line item in the amount of $452.6 million; with an estimated fair value using Level 3 inputs of $478.7 million as of December 31, 2014.

70   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The methods and assumptions used to estimate the fair value of each class of financial instruments are explained below:

Cash and interest bearing deposits — The carrying values of cash and cash equivalents are at face amount. The impact of the time value of money from the unobservable discount rate for restricted cash is inconsequential as of September 30, 2015 and December 31, 2014. Accordingly cash and cash equivalents and restricted cash approximate estimated fair value and are classified as Level 1.

Derivatives — The estimated fair values of derivatives were calculated using observable market data and represent the gross amount receivable or payable to terminate, taking into account current market rates, which represent Level 2 inputs, except for the TRS derivative and written options on certain CIT Bank CDs that utilized Level 3 inputs. See Note 10 — Derivative Financial Instruments for notional principal amounts and fair values.

Securities purchased under agreements to resell — The estimated fair values of securities purchased under agreements to resell were calculated internally based on discounted cash flows that utilize observable market rates for the applicable maturity and which represent Level 2 inputs.

Investment Securities — Debt and equity securities classified as AFS are carried at fair value, as determined either by Level 1 or Level 2 inputs. Debt securities classified as AFS included investments in U.S. Treasury and federal government agency securities and were valued using Level 2 inputs, primarily quoted prices for similar securities. Certain equity securities classified as AFS were valued using Level 1 inputs, primarily quoted prices in active markets. Debt securities classified as HTM include government agency securities and were valued using Level 2 inputs, primarily quoted prices for similar securities. For debt securities HTM where no market date was available, Level 3 inputs were utilized. Debt securities HTM are securities that the Company has both the ability and the intent to hold until maturity and are carried at amortized cost and periodically assessed for OTTI, with the cost basis reduced when impairment is deemed to be other-than-temporary. Non-marketable equity investments utilize Level 3 inputs to estimate fair value and are generally recorded under the cost or equity method of accounting and are periodically assessed for OTTI, with the net asset values reduced when impairment is deemed to be other-than-temporary. For investments in limited partnership equity interests, we use the net asset value provided by the fund manager as an appropriate measure of fair value.

Assets held for sale — Assets held for sale are recorded at the lower of cost or fair value on the balance sheet. Of the assets held for sale above, $21.2 million carrying amount was valued using quoted prices, which are Level 1 inputs and $9.0 million carrying amount at September 30, 2015 was valued using Level 2 inputs. As there is no liquid secondary market for the other assets held for sale in the Company’s portfolio, the fair value is estimated based on a binding contract, current letter of intent or other third-party valuation, or using internally generated valuations or discounted cash flow technique, all of which are Level 3 inputs. Commercial loans are generally valued individually, while small-ticket commercial loans are valued on an aggregate portfolio basis.

Loans — Within the Loans category, there are several types of loans as follows:

■	Commercial Loans — Of the loan balance above, approximately $1.6 billion at September 30, 2015 and December 31, 2014, respectively, was valued using Level 2 inputs. As there is no liquid secondary market for the other loans in the Company’s portfolio, the fair value is estimated based on discounted cash flow analyses which use Level 3 inputs at both September 30, 2015 and December 31, 2014. In addition to the characteristics of the underlying contracts, key inputs to the analysis include interest rates, prepayment rates, and credit spreads. For the commercial loan portfolio, the market based credit spread inputs are derived from instruments with comparable credit risk characteristics obtained from independent third party vendors. As these Level 3 unobservable inputs are specific to individual loans / collateral types, management does not believe that sensitivity analysis of individual inputs is meaningful, but rather that sensitivity is more meaningfully assessed through the evaluation of aggregate carrying values of the loans. The fair value of loans at September 30, 2015 was $28.2 billion, which was 98.1% of carrying value. The fair value of loans at December 31, 2014 was $14.6 billion, which was 98.2% of carrying value.

■	Impaired Loans — The value of impaired loans is estimated using the fair value of collateral (on an orderly liquidation basis) if the loan is collateralized, the present value of expected cash flows utilizing the current market rate for such loan, or observable market price. As these Level 3 unobservable inputs are specific to individual loans / collateral types, management does not believe that sensitivity analysis of individual inputs is meaningful, but rather that sensitivity is more meaningfully assessed through the evaluation of aggregate carrying values of impaired loans relative to contractual amounts owed (unpaid principal balance or “UPB”) from customers. As of September 30, 2015, the UPB related to impaired loans totaled $129.6 million. Including related allowances, these loans are carried at $83.9 million, or 64.7% of UPB. Of these amounts, $31.2 million and $24.8 million of UPB and carrying value, respectively, relate to loans with no specific allowance. As of December 31, 2014, the UPB related to impaired loans totaled $85.3 million, and including related allowances, these loans were carried at $45.1 million, or 53% of UPB. Of these amounts, $29.2 million and $21.2 million of UPB and carrying value relate to loans with no specific allowance. The difference between UPB and carrying value reflects

Item 1.  Consolidated Financial Statements  71

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

cumulative charge-offs on accounts remaining in process of collection, FSA discounts and allowances. See Note 3 — Loans for more information.

■	PCI loans — These loans are valued by grouping the loans into performing and non-performing groups and stratifying the loans based on common risk characteristics such as product type, FICO score and other economic attributes. Due to a lack of observable market data, the estimated fair value of these loan portfolios was based on an internal model using unobservable inputs, including discount rates, prepayment rates, delinquency roll-rates, and loss severities. Due to the significance of the unobservable inputs, these instruments are classified as Level 3.

■	Repurchased Loans — These loans represent GNMA forward loans repurchased under its servicer option and HECM GNMA reverse mortgage loans repurchased out of the HMBS pool. The estimated fair value is based on the carrying value, net of the estimated credit loss for the associated amounts above the appraised value or estimated market value of the underlying collateral. Due to the unobservable nature of the inputs used in deriving the estimated fair value of these instruments, these instruments are classified as Level 3.

■	Jumbo Mortgage Loans — The estimated fair value was determined by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Due to the unobservable nature of the inputs used in deriving the estimated fair value of these instruments, these loans are classified as Level 3.

Indemnification Assets — The Company’s indemnification assets relating to the SFR loans purchased in the OneWest Bank Transaction are measured on the same basis as the related indemnified items, the underlying SFR and commercial loans. The estimated fair values reflect the present value of expected reimbursements under the indemnification agreements based on the loan performance discounted at an estimated market rate, and classified as Level 3. See “Loans Held for Investment” above for more information.

Tax Credit Investments — The Company holds investments in limited partnerships that invest in affordable housing investments, which are included in other assets in the Consolidated Balance Sheet. The carrying value of these investments represents amounts recognized under the equity method of accounting. The estimated fair value is determined using a discounted cash flow model. The significant unobservable input is management’s estimate of the required market rate of return, which is based on comparison to recent affordable housing investment sales in the market. Due to the unobservable nature of these investments, these instruments are classified as Level 3.

Deposits — The estimated fair value of deposits with no stated maturity such as: demand deposit accounts (including custodial deposits), money market accounts and savings accounts is the amount payable on demand at the reporting date. In preparing the interim financial statements for the quarter ended September 30, 2015, the Company discovered and corrected an immaterial error impacting the fair value balance related to deposit balances with no stated maturity in the amount of $134 million as of December 31, 2014. The fair value of these deposits should equal the carrying value.

The estimated fair value of time deposits is determined using a discounted cash flow analysis. The discount rate for the time deposit accounts is derived from the rate currently offered on alternate funding sources with similar maturities. Discount rates used in the present value calculation are based on the Company’s average current deposit rates for similar terms, which are Level 3 inputs.

Borrowings

■	Unsecured debt — Approximately $10.7 billion par value at September 30, 2015 and $12.0 billion par value at December 31, 2014 were valued using market inputs, which are Level 2 inputs.

■	Structured financings — Approximately $5.5 billion par value at September 30, 2015 and $3.3 billion par value at December 31, 2014 were valued using market inputs, which are Level 2 inputs. Where market estimates were not available for approximately $3.0 billion and $3.2 billion par value at September 30, 2015 and December 31, 2014, respectively, values were estimated using a discounted cash flow analysis with a discount rate approximating current market rates for issuances by CIT of similar debt, which are Level 3 inputs.

■	FHLB Advances — Estimated fair value is based on a discounted cash flow model that utilizes benchmark interest rates and other observable market inputs. The discounted cash flow model uses the contractual advance features to determine the cash flows with a zero spread to the forward FHLB curve, which are discounted using observable benchmark interest rates. As the model inputs can be observed in a liquid market and the model does not require significant judgment, FHLB advances are classified as Level 2.

72   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Commitment to Affordable Housing Investments — The Company is committed to fund additional amounts to the affordable housing investments noted above for low income housing development. The carrying value represents the unfunded commitment. The estimated fair value is determined using a discounted cash flow model. The significant unobservable input is management’s estimate of the required market rate of return, which is based on comparison to recent affordable housing investment sales in the market. Due to the unobservable nature of these investments, these instruments are classified as Level 3.

Credit balances of factoring clients — The impact of the time value of money from the unobservable discount rate for credit balances of factoring clients is inconsequential due to the short-term nature of these balances (typically 90 days or less) as of September 30, 2015 and December 31, 2014. Accordingly, credit balances of factoring clients approximate estimated fair value and are classified as Level 3.

NOTE 13 — STOCKHOLDERS’ EQUITY

In conjunction with the OneWest Transaction, consideration paid included the issuance of approximately 30.9 million shares of CIT Group Inc. common stock, which came out of Treasury shares. A roll forward of common stock activity is presented in the following table.

	Issued	Less Treasury	Outstanding
Common Stock — December 31, 2014	203,127,291	(22,206,716)	180,920,575
Common stock issuance — acquisition(1)	–	30,946,249	30,946,249
Restricted stock issued	1,192,325	–	1,192,325
Repurchase of common stock	–	(11,631,838)	(11,631,838)
Shares held to cover taxes on vesting restricted shares and other	–	(499,523)	(499,523)
Employee stock purchase plan participation	24,599	–	24,599
Common Stock — September 30, 2015	204,344,215	(3,391,828)	200,952,387

(1)	Excludes approximately 1.0 million of unvested RSUs.

Accumulated Other Comprehensive Income/(Loss)

The following table details the components of Accumulated Other Comprehensive Loss, net of tax:

Components of Accumulated Other Comprehensive Income (Loss) (dollars in millions)

	September 30, 2015			December 31, 2014
	Gross Unrealized	Income Taxes	Net Unrealized	Gross Unrealized	Income Taxes	Net Unrealized
Foreign currency translation adjustments	$(75.3)	$(33.5)	$(108.8)	$(75.4)	$–	$(75.4)
Changes in benefit plan net gain (loss) and prior service (cost)/credit	(59.8)	0.2	(59.6)	(58.7)	0.2	(58.5)
Unrealized net gains (losses) on available for sale securities	(9.7)	3.8	(5.9)	–	–	–
Total accumulated other comprehensive loss	$(144.8)	$(29.5)	$(174.3)	$(134.1)	$0.2	$(133.9)

Item 1.  Consolidated Financial Statements  73

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table details the changes in the components of Accumulated Other Comprehensive Income (Loss), net of income taxes:

Changes in Accumulated Other Comprehensive Loss by Component (dollars in millions)

	Foreign currency translation adjustments	Changes in benefit plan net gain (loss) and prior service (cost) credit	Changes in fair values of derivatives qualifying as cash flow hedges	Unrealized net gains (losses) on available for sale securities	Total AOCI
Balance as of December 31, 2014	$(75.4)	$(58.5)	$–	$–	$(133.9)
AOCI activity before reclassifications	(55.6)	(1.7)	–	(5.9)	(63.2)
Amounts reclassified from AOCI	22.2	0.6	–	–	22.8
Net current period AOCI	(33.4)	(1.1)	–	(5.9)	(40.4)
Balance as of September 30, 2015	$(108.8)	$(59.6)	$–	$(5.9)	$(174.3)
Balance as of December 31, 2013	$(49.4)	$(24.1)	$(0.2)	$0.1	$(73.6)
AOCI activity before reclassifications	(20.9)	–	0.2	(0.6)	(21.3)
Amounts reclassified from AOCI	7.3	5.0	–	0.5	12.8
Net current period AOCI	(13.6)	5.0	0.2	(0.1)	(8.5)
Balance as of September 30, 2014	$(63.0)	$(19.1)	$–	$–	$(82.1)

Other Comprehensive Income/(Loss)

The amounts included in the Statement of Comprehensive Income (Loss) are net of income taxes.

Foreign currency translation reclassification adjustments impacting net income were $18.8 million and $4.9 million for the quarters ended September 30, 2015 and 2014, respectively and were $22.2 million and $7.3 million for the corresponding year to date periods. The change in income taxes associated with foreign currency translation adjustments was $(20.4) million and $(33.5) million for the quarter and nine months ended September 30, 2015 and there were no income taxes associated with foreign currency translation adjustments in the prior year periods.

The changes in benefit plans net gain/(loss) and prior service (cost)/credit reclassification adjustments impacting net income was $0.5 million and $0.6 million for the quarter and nine months ended September 30, 2015 and was $1.7 million and $5.0 million for the quarter and nine months ended September 30, 2014. The change in income taxes associated with changes in benefit plans net gain/(loss) and prior service (cost)/credit was $(0.3) million and insignificant for the quarter and nine months ended September 30, 2015 was not significant for the prior year periods.

There were no reclassification adjustments impacting net income related to changes in fair value of derivatives qualifying as cash flow hedges for the quarters or nine months ended September 30, 2015 and 2014. There were no income taxes associated with changes in fair values of derivatives qualifying as cash flow hedges for the quarters or nine months ended September 30, 2015 and 2014.

There were no reclassification adjustments impacting net income for unrealized gains (losses) on available for sale securities for the quarters or nine months ended September 30, 2015 compared to $0.3 million and $0.5 million for the quarter and nine months ended September 30, 2014. The change in income taxes associated with net unrealized gains on available for sale securities was approximately $4.0 million and $3.8 million for the quarter and nine months ended September 30, 2015 and was $0.2 million for the quarter and $0.1 million for the nine months ended September 30, 2014.

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

74   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Reclassifications Out of Accumulated Other Comprehensive Income (dollars in millions)

	Quarters Ended September 30,						Nine Months Ended September 30,
	2015			2014			2015			2014
	Gross Amount	Tax	Net Amount	Gross Amount	Tax	Net Amount	Gross Amount	Tax	Net Amount	Gross Amount	Tax	Net Amount	Affected Income Statement line item
Foreign currency translation adjustments gains (losses)	$19.2	$(0.4)	$18.8	$4.9	$–	$4.9	$22.6	$(0.4)	$22.2	$7.3	$–	$7.3	Operating Expenses
Changes in benefit plan net gain/(loss) and prior service (cost)/credit gains (losses)	0.7	(0.2)	0.5	1.7	–	1.7	0.9	(0.3)	0.6	5.0	–	5.0	Operating Expenses
Unrealized net gains (losses) on available for sale securities	–	–	–	0.5	(0.2)	0.3	–	–	–	0.8	(0.3)	0.5	Other Income
Total Reclassifications out of AOCI	$19.9	$(0.6)	$19.3	$7.1	$(0.2)	$6.9	$23.5	$(0.7)	$22.8	$13.1	$(0.3)	$12.8

NOTE 14 — REGULATORY CAPITAL

CIT acquired the assets and liabilities of OneWest Bank during the quarter, as described in Note 2. The impact of the acquisition is reflected in the balances and ratios as of September 30, 2015 for both CIT and CIT Bank, N.A.

The Company and the Bank are each subject to various regulatory capital requirements administered by the FRB and the OCC. Quantitative measures established by regulation to ensure capital adequacy require that the Company and the Bank each maintain minimum amounts and ratios of Total, Tier 1 and Common Equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. We compute capital ratios in accordance with Federal Reserve capital guidelines for assessing adequacy of capital. At September 30, 2015, the regulatory capital guidelines applicable to the Company were based on the Basel III Final Rule. At December 31, 2014, the regulatory capital guidelines that were applicable to the Company were based on the Capital Accord of the Basel Committee on Banking Supervision (Basel I).

The calculation of the Company’s regulatory capital ratios are subject to review and consultation with the FRB, which may result in refinements to amounts reported at September 30, 2015.

Item 1.  Consolidated Financial Statements  75

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the actual and minimum required capital ratios:

Tier 1 Capital and Total Capital Components(1) (dollars in millions)

	CIT
Tier 1 Capital	September 30, 2015	December 31, 2014	CIT Bank, N.A. September 30, 2015	CIT Bank December 31, 2014
Total stockholders’ equity(2)	$10,798.7	$9,068.9	$5,555.7	$2,716.4
Effect of certain items in accumulated other comprehensive loss excluded from Tier 1 Capital and qualifying noncontrolling interest	66.0	53.0	5.8	(0.2)
Adjusted total equity	10,864.7	9,121.9	5,561.5	2,716.2
Less: Goodwill(3)	(1,068.4)	(571.3)	(765.8)	(167.8)
Disallowed deferred tax assets	(867.4)	(416.8)	–	–
Disallowed intangible assets(3)	(59.2)	(25.7)	(45.8)	(12.1)
Investment in certain subsidiaries	NA	(36.7)	–	–
Other Tier 1 components(4)	–	(4.1)	–	–
Common Equity Tier 1 Capital	8,869.7	8,067.3	4,749.9	2,536.3
Tier 1 Capital	8,869.7	8,067.3	4,749.9	2,536.3
Tier 2 Capital
Qualifying allowance for credit losses and other reserves(5)	375.8	381.8	341.6	245.1
Less: Investment in certain subsidiaries	NA	(36.7)	–	–
Other Tier 2 components(6)	–	–	0.1	0.1
Total qualifying capital	$9,245.5	$8,412.4	$5,091.6	$2,781.5
Risk-weighted assets	$69,610.6	$55,480.9	$35,755.3	$19,552.3
Common Equity Tier 1 Capital (to risk-weighted assets):
Actual	12.7%	NA	13.3%	NA
Effective minimum ratios under Basel III guidelines(7)	7.0%	NA	7.00%	NA
Tier 1 Capital (to risk-weighted assets):
Actual	12.7%	14.5%	13.3%	13.0%
Effective minimum ratios under Basel III guidelines(7)	8.5%	6.0%	8.5%	6.0%
Total Capital (to risk-weighted assets):
Actual	13.3%	15.2%	14.2%	14.2%
Effective minimum ratios under Basel III guidelines(7)	10.5%	10.0%	10.5%	10.0%
Tier 1 Leverage Ratio:
Actual	15.2%	17.4%	13.5%	12.2%
Required minimum ratio for capital adequacy purposes	4.0%	4.0%	4.0%	4.0%

(1)	The September 30, 2015 presentation reflects the risk-based capital guidelines under Basel III, which became effective on January 1, 2015. The December 31, 2014 presentation reflects the risk-based capital guidelines under the then effective Basel I.

(2)	See Consolidated Balance Sheets for the components of Total stockholders’ equity.

(3)	Goodwill and disallowed intangible assets adjustments also reflect the portion included within assets held for sale.

(4)	Includes the Tier 1 capital charge for nonfinancial equity investments under Basel I.

(5)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit, and deferred purchase agreements, all of which are recorded in Other Liabilities.

(6)	Banking organizations are permitted to include in Tier 2 Capital up to 45% of net unrealized pretax gains on available-for-sale equity securities with readily determinable fair values.

(7)	Required ratios under the fully phased-in Basel III Final Rule and include the post-transition minimum capital conservation buffer effective January 1, 2019.

NA — Balance is not applicable under the respective guidelines.

76   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As it currently applies to CIT, the Basel III Final Rule: (i) introduces a new capital measure called “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandates that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expands the scope of the deductions from and adjustments to capital as compared to the prior regulations. Prior to 2015, the Company had been subject to the guidelines under Basel I.

The Basel III Final Rule also prescribed new approaches for risk weightings. Of these, CIT will calculate risk weightings using the Standardized Approach. This approach expands the risk-weighting categories from the former four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories, depending on the nature of the exposure, ranging from 0% for U.S. government and agency securities to as high as 1,250% for such exposures as mortgage backed securities, credit-enhancing interest-only strips or unsettled security/commodity transactions.

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

NOTE 15 — EARNINGS PER SHARE

The reconciliation of the numerator and denominator of basic EPS with that of diluted EPS is presented below:

Earnings Per Share (dollars in millions, except per share amounts; shares in thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Earnings / (Loss)
Income from continuing operations	$696.8	$515.4	$915.8	$825.5
Income (loss) from discontinued operation	(3.7)	(0.5)	(3.7)	53.5
Net income	$693.1	$514.9	$912.1	$879.0
Weighted Average Common Shares Outstanding
Basic shares outstanding	190,557	185,190	180,300	190,465
Stock-based awards(1)	1,246	1,099	1,050	968
Diluted shares outstanding	191,803	186,289	181,350	191,433
Basic Earnings Per common share data
Income from continuing operations	$3.66	$2.78	$5.08	$4.34
Income (loss) from discontinued operation	(0.02)	–	(0.02)	0.28
Basic income per common share	$3.64	$2.78	$5.06	$4.62
Diluted Earnings Per common share data
Income from continuing operations	$3.63	$2.76	$5.05	$4.31
Income (loss) from discontinued operation	(0.02)	–	(0.02)	$0.28
Diluted income per common share	$3.61	$2.76	$5.03	$4.59

(1)	Represents the incremental shares from in-the-money non-qualified restricted stock awards, performance shares, and stock options. Weighted average restricted shares, performance shares and options that were out-of-the money and excluded from diluted earnings per share totaled 1.9 million and 1.7 million, for the quarter and nine months ended September 30, 2015.

Item 1.  Consolidated Financial Statements  77

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 16 — NON-INTEREST INCOME

The following table sets forth the components of non-interest income:

Non-interest Income (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Rental income on operating leases	$539.3	$535.0	$1,601.6	$1,546.5
Other Income:
Factoring commissions	30.9	31.1	87.4	88.0
Gains on sales of leasing equipment	30.7	22.0	84.2	46.4
Fee revenues	28.3	23.6	76.2	67.0
Gains on investments	2.0	5.3	6.5	14.4
Loss on OREO sales	(3.2)	–	(3.2)	–
(Loss) gains on loan and portfolio sales	(14.7)	9.8	(6.0)	17.8
Net losses on derivatives and foreign currency exchange	(20.4)	(22.8)	(35.1)	(21.6)
Impairment on assets held for sale	(23.6)	(54.1)	(44.7)	(69.5)
Other revenues	9.2	9.3	23.8	46.5
Total other income	39.2	24.2	189.1	189.0
Total non-interest income	$578.5	$559.2	$1,790.7	$1,735.5

NOTE 17 — NON-INTEREST EXPENSES

The following table sets forth the components of Non-interest expenses:

Non-interest Expense (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Depreciation on operating lease equipment	$(159.1)	$(156.4)	$(473.7)	$(462.5)
Maintenance and other operating lease expenses	(55.9)	(46.5)	(151.4)	(147.1)
Operating expenses:
Compensation and benefits	(160.4)	(130.3)	(442.5)	(394.9)
Professional fees	(57.3)	(22.0)	(97.6)	(56.9)
Technology	(29.9)	(21.2)	(77.1)	(63.1)
Net occupancy expense	(14.8)	(9.1)	(32.8)	(26.5)
Advertising and marketing	(7.4)	(7.5)	(23.2)	(23.7)
Provision for severance and facilities exiting activities	(5.1)	(9.2)	(5.2)	(24.7)
Intangible assets amortization	(5.0)	(0.4)	(6.1)	(0.5)
Other expenses	(54.0)	(34.8)	(126.0)	(102.7)
Total operating expenses	(333.9)	(234.5)	(810.5)	(693.0)
Loss on debt extinguishments	(0.3)	–	(0.4)	(0.4)
Total non-interest expenses	$(549.2)	$(437.4)	$(1,436.0)	$(1,303.0)

NOTE 18 — INCOME TAXES

The Company’s global effective income tax rate from continuing operations for the third quarter and nine months ended September 30, 2015 before discrete items was 23% and 27%, respectively, up from 0% in the year-ago quarter and 5% in the nine months ended September 30, 2014. The increase in the global effective tax rate is primarily the consequence of the partial release of the valuation allowance on the Company’s U.S. Federal net deferred tax assets in 2014 resulting in the current recognition of income tax expense on domestic earnings. The third quarter and nine months ended September 30, 2015 tax provision reflected federal and state income taxes in the U.S. as well as taxes on earnings of certain international operations. The projected 2015 annual effective income tax rate is 27% before the impact of discrete tax items. The decrease in the projected annual effective tax rate from 29% in the prior quarter is primarily driven by the tax benefit recognized on the release of a portion of the domestic valuation allowance on the incremental current-year income expected from the OneWest acquisition partially offset by federal tax on international income from certain jurisdictions.

78   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Included in the discrete tax benefits of $593 million and $598 million for the current quarter and year to date was:

■	$647 million tax benefit recorded in the third quarter corresponding to a reduction to the U.S. federal deferred tax asset valuation allowance after considering the impact on earnings of the OneWest acquisition to support the Company’s ability to utilize the U.S. federal net operating losses,

■	$28 million tax expense including interest and penalties recorded in the third quarter related to an uncertain tax position taken on certain prior year international tax returns,

■	$28 million tax expense recorded in the third quarter related to establishment of domestic and international deferred tax liabilities as a result of Management’s decision to no longer assert its intent to indefinitely reinvest its unremitted earnings in China, and

■	$9 million tax benefit recorded in the prior quarter corresponding to a reduction of certain tax reserves upon the receipt of a favorable tax ruling on an uncertain tax position taken on prior years’ tax returns.

Included in the year-ago quarter and nine months period discrete tax benefit of $400.6 million and $394.6 million, respectively, was a $375 million tax benefit relating to the reduction to the U.S. net federal deferred tax asset valuation allowance, and approximately a $30 million tax benefit related to an adjustment to the U.S. federal and state valuation allowances due to the acquisition of Direct Capital, offset partially by other miscellaneous net tax expense items.

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

As of December 31, 2014, CIT had cumulative U.S. federal net operating loss carry-forwards (“NOLs”) of $5.7 billion, of which $3.0 billion was related to pre-emergence losses. These NOLs will expire between 2027 and 2033. The Company generated a modest amount of domestic taxable income for the year-to-date, which marginally decreased the U.S. federal net operating loss carry-forwards. Pursuant to Section 382 of the Internal Revenue Code, the Company is generally subject to a $264.7 million annual limitation on the use of its $3.0 billion of pre-emergence NOLs, of which approximately $1.0 billion is no longer subject to the limitation. NOLs arising in post-emergence years are not subject to this limitation absent an ownership change as defined by the Internal Revenue Service (IRS) for U.S. tax purposes.

As noted in our 2014 Annual Report on Form 10-K, management concluded that it was more likely than not that the Company would generate sufficient taxable income based on management’s long-term forecast of future U.S. taxable income within the applicable carry-forward periods to support partial utilization of the U.S. federal and U.S. state NOLs. The forecast of future taxable income for the Company reflected a long-term view of growth and returns that management believed is more likely than not of being realized.

However, the Company retained a valuation allowance of $1.0 billion against its U.S. net deferred tax assets at December 31, 2014. Of the $1.0 billion domestic valuation allowance, approximately $0.7 billion was against the deferred tax asset on the U.S. federal NOLs and $0.3 billion was against the deferred tax asset on the U.S. state NOLs.

The ability to recognize the remaining valuation allowances against the U.S. federal and state NOLs, and capital loss carry-forwards net deferred tax assets will be evaluated on a quarterly basis to determine if there are any significant events that would affect our ability to utilize these deferred tax assets. If events are identified that affect our ability to utilize our deferred tax assets, the analysis will be updated to determine if any adjustments to the valuation allowances are required. Such events may include acquisitions that support the Company’s long-term business strategies while also enabling it to accelerate the utilization of its net operating losses, as evidenced by the acquisition of Direct Capital Corporation in 2014 and the recently completed acquisition of OneWest Bank.

Based on the acquisition of OneWest during the current quarter, Management updated the Company’s long-term forecast of future U.S. taxable income to include the impact of this acquisition. The updated long-term forecast supports the utilization of all of the U.S. federal NOLs prior to their expiration. Accordingly, Management concluded that it is more likely than not that the Company will generate sufficient future taxable income within the applicable carry-forward periods to enable the Company to reverse the remaining $690 million of U.S. federal valuation allowance, $647 million of which is recorded as a discrete item in the current quarter, and the remainder has been included in the annual effective tax rate as normal course as the Company recognizes additional U.S. taxable income related to the OneWest acquisition.

The Company also evaluated the impact of the OneWest acquisition on its ability to utilize the NOLs of its state income tax reporting entities and concluded that no additional reduction to the U.S. state valuation allowance is required. These state income tax reporting entities include

Item 1.  Consolidated Financial Statements  79

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

both combined unitary state income tax reporting entities and separate state income tax reporting entities in various jurisdictions. The Company analyzed the state net operating loss carry-forwards for each of these reporting entities to determine the amounts that are expected to expire unused. Based on this analysis, it was determined that the valuation allowance was still required on U.S. state deferred tax assets on certain net operating loss carry-forwards. The negative evidence supporting this conclusion is as follows:

■	Separate State filing entities remained in a three year cumulative loss.

■	State NOLs expiration periods vary in time and availability

The Company maintained a valuation allowance of $141 million against certain international reporting entities’ net deferred tax assets at December 31, 2014. In the current reporting period, uncertainties surrounding the Company’s future international business operations, the recent international platform rationalizations, and the “cumulative losses in recent years” have made it challenging to reliably project future taxable income. Management will continue to assess the forecast of future taxable income as the business plans for the international operations evolve and evaluate potential tax planning strategies to utilize these net deferred tax assets. However, as of this reporting period, the negative evidence continues to outweigh the positive evidence and the Company continues to maintain a full valuation allowance on these entities’ net deferred tax assets.

Liabilities for Uncertain Tax Positions

The Company’s potential liability for uncertain tax positions before interest and penalties totaled $75.4 million at September 30, 2015 and $53.7 million at December 31, 2014. The increase in the balance is mainly comprised of the following items: 1) a $14 million increase this quarter associated with an uncertain tax position taken on certain prior-year international income tax returns, 2) a $21 million increase this quarter from pre-acquisition uncertain tax positions of OneWest assumed by the Company partially offset by 3) a $9 million tax benefit resulting from the receipt of a favorable tax ruling in the second quarter on an uncertain tax position taken on the prior years’ tax returns. Of the $21 million increase mentioned above related to the OneWest transaction, $6 million was fully offset by a corresponding decrease to goodwill included in the purchase price accounting adjustments.

The Company anticipates changes to its uncertain tax positions from resolution of open tax matters and closure of statutes. Management estimates that the total potential liability before interest and penalties may be reduced by up to $30 million within the next twelve months. If these amounts are resolved in favor of the Company, they will have a favorable impact on the effective tax rate in future periods. The Company’s accrued liability for interest and penalties totaled $29.5 million at September 30, 2015 and $13.3 million at December 31, 2014. The change in balance is mainly related to the interest and penalties associated with the above mentioned uncertain tax position taken on certain prior-year international income tax returns. The Company recognizes accrued interest and penalties on unrecognized tax benefits in income tax expense.

NOTE 19 — COMMITMENTS

The accompanying table summarizes credit-related commitments, as well as purchase and funding commitments:

Commitments (dollars in millions)

	September 30, 2015
	Due to Expire			December 31, 2014
	Within One Year	After One Year	Total Outstanding	Total Outstanding
Financing Commitments
Financing and leasing assets	$1,674.7	$5,826.7	$7,501.4	$4,747.9
Letters of credit
Standby letters of credit	37.1	323.8	360.9	360.1
Other letters of credit	17.9	0.1	18.0	28.3
Guarantees
Deferred purchase agreements	1,791.6	–	1,791.6	1,854.4
Guarantees, acceptances and other recourse obligations	1.4	–	1.4	2.8
Purchase and Funding Commitments
Aerospace manufacturer purchase commitments	869.0	9,444.1	10,313.1	10,820.4
Rail and other manufacturer purchase commitments	1,124.8	154.5	1,279.3	1,323.2

80   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Financing Commitments

Commercial

Financing commitments, referred to as loan commitments or lines of credit, reflect CIT’s agreements to lend to its customers, subject to the customers’ compliance with contractual obligations. Included in the table above are commitments that have been extended to and accepted by customers, clients or agents, but on which the criteria for funding have not been completed of $1,138 million at September 30, 2015 and $355 million at December 31, 2014. Financing commitments also include credit line agreements to Commercial Services clients that are cancellable by us only after a notice period. The notice period is typically 90 days or less. The amount available under these credit lines, net of the amount of receivables assigned to us, was $391 million at September 30, 2015 and $112 million at December 31, 2014. As financing commitments may not be fully drawn, may expire unused, may be reduced or cancelled at the customer’s request, and may require the customer to be in compliance with certain conditions, total commitment amounts do not necessarily reflect actual future cash flow requirements.

The table above includes approximately $1.7 billion of undrawn financing commitments at September 30, 2015 and $1.3 billion at December 31, 2014 for instances where the customer is not in compliance with contractual obligations, and therefore CIT does not have the contractual obligation to lend.

At September 30, 2015, substantially all undrawn financing commitments were senior facilities. Most of the Company’s undrawn and available financing commitments are in the Commercial Banking division of NAB. The OneWest Transaction added over $1 billion of commercial lines of credit.

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

Consumer

In conjunction with the OneWest Transaction, the Company is committed to fund draws on certain reverse mortgages in conjunction with loss sharing agreements with the FDIC. The FDIC agreed to indemnify the Company for losses on the first $200 million of draws that occur subsequent to the purchase date. In addition, the FDIC agreed to fund any other draws in excess of the $200 million. The Company’s net exposure for loan commitments on the reverse mortgage draws on those purchased loans was $47 million at September 30, 2015. See Note 5 — Indemnification Assets for further discussion on loss sharing agreements with the FDIC. In addition, as servicer of HECM loans, the Company is required to repurchase the loan out of the GNMA HMBS securitization pools once the outstanding principal balance is equal to or greater than 98% of the maximum claim amount.

Also included was the Company’s commitment to fund draws on certain home equity lines of credit (“HELOCs”). Under the HELOC participation and servicing agreement entered into with the FDIC, the FDIC agreed to reimburse the Company for a portion of the draws that the Company made on the purchased HELOCs.

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

Deferred Purchase Agreements

A Deferred Purchase Agreement (“DPA”) is provided in conjunction with factoring, whereby CIT provides a client with credit protection for trade receivables without purchasing the receivables. The trade receivable terms are generally ninety days or less. If the client’s customer is unable to pay an undisputed receivable solely as the result of credit risk, then CIT purchases the receivable from the client. The outstanding amount in the table above is the maximum potential exposure that CIT would be required to pay under all DPAs. This maximum amount would only occur if all receivables subject to DPAs default in the manner described above, thereby requiring CIT to purchase all such receivables from the DPA clients.

The table above includes $1,703 million and $1,775 million of DPA credit protection at September 30, 2015 and December 31, 2014, respectively, related to receivables which have been presented to us for credit protection after shipment of goods has occurred and the customer has been invoiced. The table also includes $89 million and $79 million available under DPA credit line agreements, net of the amount of DPA credit protection provided at September 30, 2015 and December 31, 2014, respectively. The DPA credit line agreements specify a contractually committed amount of DPA credit protection and are cancellable by us only after a notice period. The notice period is typically 90 days or less.

The methodology used to determine the DPA liability is similar to the methodology used to determine the allowance for loan losses associated with the finance receivables, which reflects embedded losses based on various factors, including

Item 1.  Consolidated Financial Statements  81

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

expected losses reflecting the Company’s internal customer and facility credit ratings. The liability recorded in Other Liabilities related to the DPAs totaled $4.9 million and $5.2 million at September 30, 2015 and December 31, 2014, respectively.

Purchase and Funding Commitments

CIT’s purchase commitments relate primarily to purchases of commercial aircraft and rail equipment. Commitments to purchase new commercial aircraft are predominantly with Airbus Industries (“Airbus”) and The Boeing Company (“Boeing”). CIT may also commit to purchase an aircraft directly from an airline. Aerospace equipment purchases are contracted for specific models, using baseline aircraft specifications at fixed prices, which reflect discounts from fair market purchase prices prevailing at the time of commitment. The delivery price of an aircraft may change depending on final specifications. Equipment purchases are recorded at the delivery date. The estimated commitment amounts in the preceding table are based on contracted purchase prices reduced for pre-delivery payments to date and exclude buyer furnished equipment selected by the lessee. Pursuant to existing contractual commitments, 148 aircraft remain to be purchased from Airbus, Boeing and Embraer at September 30, 2015. Aircraft deliveries are scheduled periodically through 2020. Commitments exclude unexercised options to order additional aircraft. Aerospace purchase commitments also include $0.2 billion of equipment to be purchased in 2015 pursuant to sale and lease-back agreements with airlines.

The Company’s rail business entered into commitments to purchase railcars from multiple manufacturers. At September 30, 2015, approximately 9,800 railcars remain to be purchased from manufacturers with deliveries through 2017. Rail equipment purchase commitments are at fixed prices subject to price increases for certain materials.

Other vendor purchase commitments primarily relate to Equipment Finance.

Other Commitments

The Company has commitments to invest in affordable housing investments, and other investments qualifying for community reinvestment tax credits. These commitments are payable on demand. As of September 30, 2015, these commitments were $20 million. These commitments are recorded in accrued expenses and Other liabilities in the condensed Consolidated Statement of Financial Position.

In addition, as servicer of HECM loans, the Company is required to repurchase loans out of the GNMA HMBS securitization pools once the outstanding principal balance is equal to or greater than 98% of the maximum claim amount. Refer to Note 3 — Loans for further detail regarding the purchased HECM loans due to this servicer obligation.

NOTE 20 — CONTINGENCIES

Litigation

CIT is currently involved, and from time to time in the future may be involved, in a number of pending and threatened judicial, regulatory, and arbitration proceedings relating to matters that arise in connection with the conduct of its business (collectively, “Litigation”). In view of the inherent difficulty of predicting the outcome of Litigation matters, particularly when such matters are in their early stages or where the claimants seek indeterminate damages, CIT cannot state with confidence what the eventual outcome of the pending Litigation will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines, or penalties related to each pending matter will be, if any. In accordance with applicable accounting guidance, CIT establishes reserves for Litigation when those matters present loss contingencies as to which it is both probable that a loss will occur and the amount of such loss can be reasonably estimated. Based on currently available information, CIT believes that the results of Litigation that is currently pending, taken together, will not have a material adverse effect on the Company’s financial condition, but may be material to the Company’s operating results or cash flows for any particular period, depending in part on its operating results for that period. The actual results of resolving such matters may be substantially higher than the amounts reserved.

For certain Litigation matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of established reserves and insurance. For other matters for which a loss is probable or reasonably possible, such an estimate cannot be determined. For Litigation where losses are reasonably possible, management currently estimates the aggregate range of reasonably possible losses as up to $80 million in excess of established reserves and insurance related to those matters, if any. This estimate represents reasonably possible losses (in excess of established reserves and insurance) over the life of such Litigation, which may span a currently indeterminable number of years, and is based on information currently available as of September 30, 2015. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate.

Those Litigation matters for which an estimate is not reasonably possible or as to which a loss does not appear to be reasonably possible, based on current information, are not included within this estimated range and, therefore, this estimated range does not represent the Company’s maximum loss exposure.

82   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The foregoing statements about CIT’s Litigation are based on the Company’s judgments, assumptions, and estimates and are necessarily subjective and uncertain. The Company has several hundred threatened and pending judicial, regulatory and arbitration proceedings at various stages. Several of the Company’s Litigation matters are described below.

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

Effective on November 4, 2015, the Company settled all claims that have been or could be asserted in the various pending lawsuits with MMA’s U.S. bankruptcy trustee and the Canadian bankruptcy monitor. In addition, the Company settled its indemnification claims against the lessees. The settlements, net of insurance and indemnification recoveries and existing reserves will not have a material adverse effect on the Company’s financial condition or results of operations.

BRAZILIAN TAX MATTERS

Banco Commercial Investment Trust do Brasil S.A. (“Banco CIT”), CIT’s Brazilian bank subsidiary, is pursuing a number of tax appeals relating to disputed local tax assessments on leasing services and importation of equipment. The disputes primarily involve questions of whether the correct taxing authorities were paid and whether the proper tax rate was applied.

ISS Tax Appeals

Notices of infraction were received relating to the payment of Imposto sobre Serviços (“ISS”), charged by municipalities in connection with services. The Brazilian municipalities of Itu and Cascavel claim that Banco CIT should have paid them ISS tax on leasing services for tax years 2006 – 2011. Instead, Banco CIT paid the ISS tax to Barueri, the municipality in which it is domiciled in São Paulo, Brazil. The disputed issue is whether the ISS tax should be paid to the municipality in which the leasing company is located or the municipality in which the services were rendered or the customer is located. One of the pending ISS tax matters was resolved in favor of Banco CIT in April 2014. The amounts claimed by the taxing authorities of Itu and Cascavel collectively for open tax assessments and penalties are approximately 533,000 Reais (approximately $135,000). Favorable legal precedent in a similar tax appeal has been issued by Brazil’s highest court resolving the conflict between municipalities.

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

Item 1.  Consolidated Financial Statements  83

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Alagoas, where the imported equipment arrived. A regulation issued by São Paulo in December 2013 reaffirms a 2009 agreement by São Paulo to conditionally recognize ICMS tax payments made to Espirito Santo. One of the pending notices of infraction against Banco CIT related to taxes paid to Espirito Santo was extinguished in May 2014. Another assessment related to taxes paid to Espirito Santo in the amount of 66.7 million Reais ($17 million) was upheld in a ruling issued by the administrative court in May 2014. That ruling has been appealed. Petitions seeking recognition of the taxes paid to Espirito Santo have been filed with respect to the pending notices of infraction. Petitions were filed in a general amnesty program regarding all but one of the assessments related to taxes paid to Santa Caterina and Alagoas. Those petitions have resulted in the extinguishment of all but one of the Santa Caterina and Alagoas assessments. The amounts claimed by São Paulo collectively for open tax assessments and penalties are approximately 74.4 million Reais (approximately $18.8 million) for goods imported into the state of Espirito Santo from 2006 – 2009 and the state of Alagoas in 2008.

A notice of infraction was received relating to São Paulo’s challenge of the ICMS tax rate paid by Banco CIT for tax years 2004 – 2007. São Paulo alleges that Banco CIT paid a lower rate of ICMS tax on imported equipment than was required (8.8% instead of 18%). Banco CIT challenged the notice of infraction and was partially successful based upon the type of equipment imported. Banco CIT has commenced a judicial proceeding challenging the unfavorable portion of the administrative ruling. The amount claimed by São Paulo for tax assessments and penalties is approximately 4 million Reais (approximately $1.0 million).

The current potential aggregate exposure in taxes, fines and interest for the ISS and the ICMS tax matters is approximately 79.0 million Reais (approximately $20.0 million).

HUD OIG INVESTIGATION

In 2009, OneWest Bank acquired the reverse mortgage loan portfolio and related servicing rights of Financial Freedom Senior Funding Corporation including HECM loans from the FDIC as Receiver for Indymac Federal Bank. HECM loans are insured by the Federal Housing Administration (“FHA”), administered by the Department of Housing and Urban Development (“HUD”). Subject to certain requirements, the loans acquired from the FDIC are covered by indemnification agreements. In addition, Financial Freedom is the servicer of HECM loans owned by the Federal National Mortgage Association (FNMA) and other third party investors. In the third quarter of 2015, HUD’s Office of Inspector General (“OIG”), served subpoenas on the Company regarding HECM loans. The subpoenas request documents and other information related to the servicing of HECM loans and the curtailment of interest payments on HECM loans. The Company is responding to the subpoenas and does not have sufficient information to make an assessment of the outcome or the impact of the HUD OIG investigation.

Contingencies Arising from Servicer Obligations

The Company is exposed to contingent obligations arising from servicing obligations, indemnification obligations to third party purchasers of its third party servicing, and regulatory matters involving mortgage servicing practices.

As a servicer of residential mortgage loans, the Company is exposed to contingent obligations for breaches of servicer obligations as set forth in industry regulations established by HUD and FHA and in servicing agreements with the applicable counterparties, such as Fannie Mae and other investors, which could include fees imposed for failure to comply with foreclosure timeframe requirements.

The Company has established reserves for contingent servicing-related liabilities associated with continuing operations. While the Company believes that such accrued liabilities are adequate, it is reasonably possible that such losses could ultimately exceed the Company’s liability for probable and reasonably estimable losses by up to approximately $26.4 million.

Indemnification Obligations

In connection with the OneWest acquisition, CIT assumed the indemnification obligation to indemnify Ocwen Loan Servicing, LLC (“Ocwen”) against certain claims that may arise from servicing errors which are deemed attributable to the period prior to June 2013, such as repurchase demands, non-recoverable servicing advances and compensatory fees imposed by the GSEs for servicer delays in completing the foreclosure process within the prescribed timeframe established by the servicer guides or agreements. The amounts to be paid by the Company to Ocwen under the indemnifications, exclusive of losses or repurchase obligations and certain Agency fees, are limited to an aggregate amount of $150.0 million to expire three years from closing (February 2017). Ocwen is responsible for liabilities arising from servicer obligations following the service transfer date since substantially all risks and rewards of ownership have been transferred, except for certain Agency fees or loan repurchase amounts on foreclosures completed on or before 90 days following the applicable transfer date. As of September 30, 2015, the cumulative payments for claims arising from servicing errors which are deemed attributable to the period prior to transfer date totaled approximately $36.6 million, which reduced the $150.0 million maximum potential indemnity owed by CIT to Ocwen.

In addition, CIT assumed the indemnification obligations with Specialized Loan Servicing, LLC (“SLS”) to indemnify SLS against certain claims that may arise which are deemed attributable to the period prior to servicing transfer date, such as repurchase demands and non-recoverable servicing advances. SLS is responsible for substantially all liabilities arising from servicer obligations following the service transfer date.

84   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 21 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Steven Mnuchin, a Director and Vice Chairman of CIT and CIT Bank and previously the Chairman and CEO of IMB and Chairman of OneWest Bank, is also Chairman, CEO, and principal owner of Dune Capital Management LP, a privately owned investment firm (“Dune Capital”). Mr. Mnuchin is also a member of the Board of Directors of Sears Holdings Corp. (“Sears Holdings”). Sears Holdings is an obligor to CIT on approximately $131 million of loans and committed lines, factored receivables, and leases of which $29 million was outstanding as of September 30, 2015.

Through Dune Capital, Mr. Mnuchin owns or controls interests in several entities that have made various investments in the media and entertainment industry, including Ratpac-Dune Entertainment LLC, a film investment business (“Ratpac-Dune”) and Relativity Media LLC, a media production and distribution company (“Relativity”). CIT Bank was a lender and participant in a $300 million credit facility provided to Ratpac-Dune, which is led by Bank of America and was entered into prior to the OneWest Transaction. As of September 30, 2015, CIT Bank had a commitment in the facility of $17.8 million, of which $5.9 million was outstanding. Mr. Mnuchin owns 17% of Ratpac-Dune. CIT Bank sold its interest in the loan on October 14, 2015.

On October 2, 2014, Mr. Mnuchin purchased certain classes of equity interests in and was appointed as co-chairman of the Board of Relativity Holdings LLC (“Relativity”). As a result, several revolving credit facilities and term loan facilities that previously existed among OneWest Bank and certain other banks, as lenders, and certain subsidiaries and affiliates of Relativity (the “Borrowers”), including one revolving credit facility that was increased in size after October 2, 2014, and certain deposits of the Borrowers with OneWest Bank, were considered to be related party transactions. Prior to October 2, 2014, James Wiatt, a director of both IMB and OneWest Bank, was also a director of Relativity. After Mr. Mnuchin joined the Board of Relativity on October 2, 2014, all subsequent actions between OneWest Bank and the Borrowers were approved by the full Board of OneWest Bank, excluding Mr. Mnuchin and Mr. Wiatt. As of September 30, 2015, the loan commitments by CIT Bank, N.A. (formerly OneWest Bank) to the Borrowers was $43.6 million, of which $42.2 million was outstanding, and the deposit totaled $34 million. Effective as of May 29, 2015, Mr. Mnuchin ceased to be co-chairman of the Board of Relativity. Relativity filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code on July 30, 2015 seeking protection for itself and certain of its subsidiaries.

IMB entered into an Office License Agreement, dated March 19, 2009, as amended January 27, 2014, between Dune Capital Management and IMB, for the use and occupancy of a portion of the office space leased by Dune Capital in New York City. IMB was paying approximately $33 thousand per month in 2015. The Office License Agreement was terminated effective August 31, 2015.

During the third quarter of 2015, Strategic Credit Partners Holdings LLC (the “JV”), a joint venture between CIT Group Inc. (“CIT”) and TPG Special Situations Partners (“TSSP”), was formed. The JV will extend credit in senior-secured, middle-market corporate term loans, and, in certain circumstances, be a participant to such loans. Participation could be in corporate loans originated by CIT. The JV may acquire other types of loans, such as subordinate corporate loans, second lien loans, revolving loans, asset backed loans and real estate loans. During the quarter, loans of $49 million were sold to the joint venture. CIT also maintains an equity interest of 10% in the JV.

During 2014, the Company formed two joint ventures (collectively “TC-CIT Aviation”) between CIT Aerospace and Century Tokyo Leasing Corporation (“CTL”). CIT records its net investment under the equity method of accounting. Under the terms of the agreements, TC-CIT Aviation will acquire commercial aircraft that will be leased to airlines around the globe. Initially, CIT Aerospace sold 14 commercial aircraft to TC-CIT Aviation in transactions with an aggregate value of approximately $0.6 billion and is responsible for arranging future aircraft acquisitions, negotiating leases, servicing the portfolio and administering the entities. In the third quarter of 2015, CIT sold an additional 4 commercial aircraft with an aggregate value of $0.2 billion and in the prior quarter one additional commercial aircraft was sold for approximately $45 million. CIT also made and maintains a minority equity investment in TC-CIT Aviation. CTL made and maintains a majority equity interest in the joint venture and will be a lender to the companies.

CIT invests in various trusts, partnerships, and limited liability corporations established in conjunction with structured financing transactions of equipment, power and infrastructure projects. CIT’s interests in these entities were entered into in the ordinary course of business. Other assets included approximately $225 million and $73 million at September 30, 2015 and December 31, 2014, respectively, of investments in non-consolidated entities relating to such transactions that are accounted for under the equity or cost methods. The Company is party to a non-revolving line of credit loan financing agreement with Tatira 2, LLC (“Tatira”), a limited liability company for which the Company has a 50% equity interest as a limited partner. The loan commitment is $31.1 million, all of which was outstanding as of September 30, 2015. In October 2015, the outstanding balance was repaid.

The combination of investments in and loans to non-consolidated entities represents the Company’s maximum exposure to loss, as the Company does not provide guarantees or other forms of indemnification to non-consolidated entities.

Item 1.  Consolidated Financial Statements  85

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 22 — BUSINESS SEGMENT INFORMATION

Management’s Policy in Identifying Reportable Segments

CIT’s reportable segments are comprised of divisions that are aggregated into segments primarily based upon industry categories, geography, target markets and customers served, and, to a lesser extent, the core competencies relating to product origination, distribution methods, operations and servicing and the nature of their regulatory environment. This segment reporting is consistent with the presentation of financial information to the Board of Directors and executive management.

Types of Products and Services

Effective upon completion of the OneWest Transaction, CIT manages its business and reports financial results in four operating segments: (1) Transportation & International Finance (TIF); (2) North America Banking (NAB); (3) Legacy Consumer Mortgages (LCM); and (4) Non-Strategic Portfolios (NSP). Portions of the operations of the acquired OneWest Bank are included in the NAB segment (previously North American Commercial Finance) and in LCM, a new segment. The activities in NAB related to OneWest Bank are included in Commercial Real Estate, Commercial Banking and Consumer Banking. The Company also created a new segment, LCM, which includes consumer loans that were acquired by OneWest Bank from the FDIC and that CIT may be reimbursed for a portion of future losses under the terms of a loss sharing agreement with the FDIC. The addition of OneWest Bank in segment reporting did not affect CIT’s historical consolidated results of operations.

TIF offers secured lending and leasing products to midsize and larger companies across the aerospace, rail and maritime industries. The segment’s international finance division, which includes corporate lending and equipment financing businesses in China, was moved to AHFS. Revenues generated by TIF include rents collected on leased assets, interest on loans, fees, and gains from assets sold.

NAB provides a range of lending, leasing and deposit products, as well as ancillary products and services, including factoring, cash management and advisory services, to small and medium-sized companies and consumers in the U.S. and in Canada. The segment’s Canada business was recently transferred to AHFS. Lending products include revolving lines of credit and term loans and, depending on the nature and quality of the collateral, may be referred to as asset-based loans or cash flow loans. These are primarily composed of senior secured loans collateralized by accounts receivable, inventory, machinery & equipment, real estate, and intangibles, to finance the various needs of our customers, such as working capital, plant expansion, acquisitions and recapitalizations. Loans are originated through direct relationships with borrowers or through relationships with private equity sponsors. The commercial banking group also originates qualified Small Business Administration (“SBA”) 504 and 7(a) loans. Revenues generated by NAB include interest earned on loans, rents collected on leased assets, fees and other revenue from banking and leasing activities and capital markets transactions, and commissions earned on factoring and related activities.

NAB, through its approximately 70 branches and on-line channel, also offers deposits and lending to borrowers who are buying or refinancing homes and custom loan products tailored to the clients’ financial needs. Products include checking, savings, certificates of deposit, residential mortgage loans, and investment advisory services. Consumer Banking also includes a private banking group that offers banking services to high net worth individuals.

LCM holds the reverse mortgage and SFR mortgage portfolios acquired in the OneWest Transaction. Certain of these assets and related receivables include loss sharing arrangements with the FDIC, which will continue to reimburse CIT Bank, N.A. for certain losses realized due to foreclosure, short-sale, charge-offs or a restructuring of a single family residential mortgage loan pursuant to an agreed upon loan modification framework.

NSP holds portfolios that we no longer considered strategic, which as of September 30, 2015 included the remaining equipment financing portfolio in Brazil that is under a contract of sale. The Company sold the Mexico business, which included approximately $0.2 billion of assets held for sale, in August 2015. In conjunction with the closing of the transaction, we recognized a loss on sale, essentially all of which, $19 million pre-tax, was related to the recognition of CTA loss related to the Mexico portfolio and the tax effect included in the provision for income taxes.

Corporate and Other

Certain items are not allocated to operating segments and are included in Corporate & Other. Some of the more significant items include interest income on investment securities, a portion of interest expense, primarily related to corporate liquidity costs (Interest Expense), mark-to-market adjustments on non-qualifying derivatives (Other Income), restructuring charges for severance and facilities exit activities (Operating Expenses), certain intangible asset amortization expenses (Other Expenses) and loss on debt extinguishments.

86   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Segment Profit and Assets

For the quarter and nine months ended September 30, 2015, amounts also include the acquired business activities of OneWest Bank for the two months of each period.

Segment Pre-tax Income (Loss) (dollars in millions)

	TIF	NAB	LCM	NSP	Corporate & Other	Total CIT
Quarter ended September 30, 2015
Interest income	$73.8	$275.6	$62.8	$7.2	$18.3	$437.7
Interest expense	(155.0)	(72.2)	(14.0)	(6.1)	(33.0)	(280.3)
Provision for credit losses	(1.5)	(46.9)	(1.5)	–	–	(49.9)
Rental income on operating leases	506.6	28.5	–	4.2	–	539.3
Other income	22.9	58.2	(0.9)	(21.8)	(19.2)	39.2
Depreciation on operating lease equipment	(137.6)	(21.5)	–	–	–	(159.1)
Maintenance and other operating lease expenses	(55.9)	–	–	–	–	(55.9)
Operating expenses	(68.4)	(185.9)	(16.9)	(4.5)	(58.2)	(333.9)
Loss on debt extinguishments	–	–	–	–	(0.3)	(0.3)
Income (loss) from continuing operations before (provision) benefit for income taxes	$184.9	$35.8	$29.5	$(21.0)	$(92.4)	$136.8
Quarter ended September 30, 2014
Interest income	$68.8	$215.8	$–	$20.4	$3.3	$308.3
Interest expense	(165.3)	(74.2)	–	(18.6)	(17.1)	(275.2)
Provision for credit losses	(9.1)	(29.7)	–	0.7	(0.1)	(38.2)
Rental income on operating leases	501.4	24.7	–	8.9	–	535.0
Other income	18.8	71.1	–	(47.1)	(18.6)	24.2
Depreciation on operating lease equipment	(132.8)	(20.1)	–	(3.5)	–	(156.4)
Maintenance and other operating lease expenses	(46.5)	–	–	–	–	(46.5)
Operating expenses	(73.8)	(125.9)	–	(16.9)	(17.9)	(234.5)
Income (loss) from continuing operations before (provision) benefit for income taxes	$161.5	$61.7	$–	$(56.1)	$(50.4)	$116.7
Nine Months Ended September 30, 2015
Interest income	$212.1	$670.7	$62.8	$29.7	$27.2	$1,002.5
Interest expense	(488.5)	(219.6)	(14.0)	(26.1)	(68.6)	(816.8)
Provision for credit losses	(11.7)	(89.7)	(1.5)	–	–	(102.9)
Rental income on operating leases	1,502.7	83.6	–	15.3	–	1,601.6
Other income	73.8	193.7	(0.9)	(35.3)	(42.2)	189.1
Depreciation on operating lease equipment	(410.4)	(63.3)	–	–	–	(473.7)
Maintenance and other operating lease costs	(151.4)	–	–	–	–	(151.4)
Operating expenses	(227.8)	(456.0)	(16.9)	(27.8)	(82.0)	(810.5)
Loss on debt extinguishments	–	–	–	–	(0.4)	(0.4)
Income (loss) from continuing operations before (provisions) benefit for income taxes	$498.8	$119.4	$29.5	$(44.2)	$(166.0)	$437.5
Select Period End Balances
Loans	$3,305.5	$23,501.3	$5,599.4	$–	$–	$32,406.2
Credit balances of factoring clients	–	(1,609.3)	–	–	–	(1,609.3)
Assets held for sale	1,047.9	990.6	36.9	78.9	–	2,154.3
Operating lease equipment, net	15,287.3	250.9	–	–	–	15,538.2

Item 1.  Consolidated Financial Statements  87

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Segment Pre-tax Income (Loss) (dollars in millions) continued

	TIF	NAB	LCM	NSP	Corporate & Other	Total CIT
Nine Months Ended September 30, 2014
Interest income	$217.7	$618.0	$–	$74.4	$10.2	$920.3
Interest expense	(481.1)	(211.2)	–	(66.5)	(50.5)	(809.3)
Provision for credit losses	(29.8)	(55.5)	–	0.4	(0.2)	(85.1)
Rental income on operating leases	1,446.1	72.6	–	27.8	–	1,546.5
Other income	36.4	202.6	–	(38.8)	(11.2)	189.0
Depreciation on operating lease equipment	(386.1)	(62.0)	–	(14.4)	–	(462.5)
Maintenance and other operating lease costs	(147.1)	–	–	–	–	(147.1)
Operating expenses/ loss on debt extinguishment	(228.8)	(367.6)	–	(56.6)	(40.0)	(693.0)
Loss on debt extinguishments	–	–	–	–	(0.4)	(0.4)
Income (loss) from continuing operations before (provisions) benefit for income taxes	$427.3	$196.9	$–	$(73.7)	$(92.1)	$458.4
Select Period End Balances
Loans	$3,687.7	$16,098.0	$–	$0.1	$–	$19,785.8
Credit balances of factoring clients	–	(1,433.2)	–	–	–	(1,433.2)
Assets held for sale	464.7	85.3	–	552.7	–	1,102.7
Operating lease equipment, net	14,931.2	252.6	–	–	–	15,183.8

NOTE 23 — GOODWILL AND INTANGIBLE ASSETS

The following tables summarize goodwill and intangible assets, net balances by segment:

Goodwill (dollars in millions)

	TIF	NAB	LCM	Total
December 31, 2014	$252.0	$319.3	$–	$571.3
Additions	–	338.8	259.2	598.0
Other activity(1)	(5.2)	(29.0)	–	(34.2)
September 30, 2015	$246.8	$629.1	$259.2	$1,135.1

(1)	Includes adjustments related to purchase accounting, transfer to held for sale and foreign exchange translation.

The December 31, 2014 goodwill included amounts from CIT’s emergence from bankruptcy in 2009, and its 2014 acquisitions of Capital Direct Group and its subsidiaries (“Direct Capital”), and Nacco, an independent full service railcar lessor. On January 31, 2014, CIT acquired 100% of the outstanding shares of Paris-based Nacco, an independent full service railcar lessor in Europe. The purchase price was approximately $250 million and the acquired assets and liabilities were recorded at their estimated fair values as of the acquisition date, resulting in $77 million of goodwill. On August 1, 2014, CIT Bank acquired 100% of Direct Capital, a U.S. based lender providing equipment financing to small and mid-sized businesses operating across a range of industries. The purchase price was approximately $230 million and the acquired assets and liabilities were recorded at their estimated fair values as of the acquisition date resulting in approximately $170 million of goodwill. In addition, intangible assets of approximately $12 million were recorded relating mainly to the valuation of existing customer relationships and trade names.

The 2015 addition relates to the OneWest Transaction. On August 3, 2015, CIT acquired 100% of IMB HoldCo LLC, the parent company of OneWest Bank. The purchase price was approximately $3.4 billion and the acquired assets and liabilities were recorded at their estimated fair value as of the acquisition date resulting in $598 million of goodwill. $259.2 million of the goodwill balance is associated with the LCM business segment. As the LCM segment is currently running off, we expect that the goodwill balance will become impaired in the future as the cash flows generated by the segment decrease over time. The remaining goodwill was allocated to the Commercial Banking, Consumer Banking and Commercial Real Estate reporting units in NAB. Additionally, intangible assets of approximately $186 million were recorded relating mainly to the valuation of core deposit intangibles, trade name and customer relationships, as detailed in the table below.

88   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Once goodwill has been assigned, it no longer retains its association with a particular event or acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill.

Intangible Assets

The following table presents the gross carrying value and accumulated amortization for intangible assets, excluding fully amortized intangible assets.

Intangible Assets (dollars in millions)

	September 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$126.3	$(3.0)	$123.3	$–	$–	$–
Trade names	43.6	(1.8)	41.8	7.4	(0.5)	6.9
Customer relationships	27.5	(1.9)	25.6	7.2	(0.4)	6.8
Operating lease rental intangibles	35.4	(27.8)	7.6	42.7	(31.2)	11.5
Other	3.4	(0.4)	3.0	0.5	–	0.5
Total intangible assets	$236.2	$(34.9)	$201.3	$57.8	$(32.1)	$25.7

The addition to intangible assets in 2015 reflects the OneWest Bank Transaction. The largest component related to the valuation of core deposits. Core deposit intangibles (“CDIs”) represent future benefits arising from non-contractual customer relationships (e.g., account relationships with the depositors) acquired from the purchase of demand deposit accounts, including interest and non-interest bearing checking accounts, money market and savings accounts. CDIs have a finite life and are amortized on a straight line basis over the estimated useful life of seven years. Amortization expense for the intangible assets is recorded in Operating expenses.

In preparing the interim financial statements for the quarter ended September 30, 2015, the Company discovered and corrected an immaterial error impacting the accumulated amortization on the intangible assets which resulted in a decrease of $35 million in the intangible asset accumulated amortization as of December 31, 2014. In addition, we have excluded fully amortized intangible assets from all amounts.

The following table presents the changes in intangible assets:

Intangible Assets Rollforward (dollars in millions)

	Customer Relationships	Core Deposit Intangibles	Trade Names	Operating Lease Rental Intangibles	Other	Total
December 31, 2014	$6.8	$–	$6.9	$11.5	$0.5	$25.7
Additions	20.3	126.3	36.4	–	2.9	185.9
Amortization(1)	(1.5)	(3.0)	(1.3)	3.6	(0.4)	(2.6)
Other(2)	–	–	(0.2)	(7.5)	–	(7.7)
September 30, 2015	$25.6	$123.3	$41.8	$7.6	$3.0	$201.3

(1)	Includes amortization recorded in operating expenses and operating lease rental income.

(2)	Includes foreign exchange translation and other miscellaneous adjustments.

Intangible assets prior to the OneWest Transaction included the operating lease rental intangible assets comprised of amounts related to net favorable (above current market rates) operating leases. The net intangible asset will be amortized as an offset to rental income over the remaining life of the leases, generally 5 years or less. The intangible assets also include approximately $10 million, net, related mainly to the valuation of existing customer relationships and trade names recorded in conjunction with the acquisition of Direct Capital in 2014.

Accumulated amortization totaled $34.9 million at September 30, 2015, primarily related to intangible assets recorded prior to the OneWest Transaction. Projected amortization for the twelve months ended September 30, 2016 through September 30, 2020 is approximately $31.6 million, $29.1 million, $27.7 million, $26.9 million, and $26.4 million, respectively.

Item 1.  Consolidated Financial Statements  89

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 24 — PARENT COMPANY FINANCIAL STATEMENTS

The following tables present the Parent Company only financial statements:

Condensed Parent Company Only Balance Sheet (dollars in millions)

	September 30, 2015	December 31, 2014
Assets:
Cash and deposits	$1,034.7	$1,432.6
Cash held at bank subsidiary	25.4	20.3
Securities purchased under agreements to resell	100.0	650.0
Investment securities	900.0	1,104.2
Receivables from nonbank subsidiaries	8,091.6	10,735.2
Receivables from bank subsidiaries	30.6	321.5
Investment in nonbank subsidiaries	5,745.0	6,600.1
Investment in bank subsidiaries	5,555.7	2,716.4
Goodwill	319.6	334.6
Other assets	2,110.9	1,625.2
Total Assets	$23,913.5	$25,540.1
Liabilities and Equity:
Borrowings	$10,725.0	$11,932.4
Liabilities to nonbank subsidiaries	1,531.1	3,924.1
Other liabilities	858.7	614.7
Total Liabilities	$13,114.8	$16,471.2
Total Stockholders’ Equity	10,798.7	9,068.9
Total Liabilities and Equity	$23,913.5	$25,540.1

90   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Condensed Parent Company Only Statements of Operations and Comprehensive Income (dollars in millions)

	Nine Months Ended September 30,
	2015	2014
Income
Interest income from nonbank subsidiaries	$327.7	$445.5
Interest and dividends on interest bearing deposits and investments	2.9	1.6
Dividends from bank subsidiaries	459.2	34.4
Other income from subsidiaries	(101.7)	(21.4)
Other income	70.0	51.1
Total income	758.1	511.2
Expenses
Interest expense	(430.2)	(492.9)
Interest expense on liabilities to subsidiaries	(38.7)	(137.0)
Other expenses	(160.8)	(141.7)
Total expenses	(629.7)	(771.6)
Income (loss) before income taxes and equity in undistributed net income of subsidiaries	128.4	(260.4)
Benefit for income taxes	770.2	677.1
Income before equity in undistributed net income of subsidiaries	898.6	416.7
Equity in undistributed net income of bank subsidiaries	(313.9)	56.4
Equity in undistributed net income of nonbank subsidiaries	327.4	405.9
Net income	912.1	879.0
Other Comprehensive loss, net of tax	(40.4)	(8.5)
Comprehensive income	$871.7	$870.5

Condensed Parent Company Only Statements of Cash Flows (dollars in millions)

	Nine Months Ended September 30,
	2015	2014
Cash Flows From Operating Activities:
Net income	$912.1	$879.0
Equity in undistributed earnings of subsidiaries	(472.6)	(462.3)
Other operating activities, net	(583.2)	(610.5)
Net cash flows used in operations	(143.7)	(193.8)
Cash Flows From Investing Activities:
(Increase) decrease in investments and advances to subsidiaries	1,074.9	(105.9)
Acquisitions	(1,559.5)	–
Decrease in Investment securities and securities purchased under agreements to resell	754.2	1,117.2
Net cash flows provided by investing activities	269.6	1,011.3
Cash Flows From Financing Activities:
Proceeds from the issuance of term debt	–	991.3
Repayments of term debt	(1,208.2)	(1,300.0)
Repurchase of common stock	(531.8)	(658.0)
Dividends paid	(84.4)	(67.4)
Net change in liabilities to subsidiaries	1,305.7	(532.1)
Net cash flows used in financing activities	(518.7)	(1,566.2)
Net decrease in unrestricted cash and cash equivalents	(392.8)	(748.7)
Unrestricted cash and cash equivalents, beginning of period	1,452.9	1,595.5
Unrestricted cash and cash equivalents, end of period	$1,060.1	$846.8

Item 1.  Consolidated Financial Statements  91

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

BACKGROUND

CIT Group Inc., together with its subsidiaries (collectively “we”, “our”, “CIT” or the “Company”), has provided financial solutions to its clients since its formation in 1908. We provide financing, leasing and advisory services principally to middle market companies in a wide variety of industries primarily in North America, and equipment financing and leasing solutions to the transportation industry worldwide. We had over $50 billion of financing and leasing assets at September 30, 2015. CIT became a bank holding company (“BHC”) in December 2008 and a financial holding company (“FHC”) in July 2013. Through its bank subsidiary, CIT Bank, N.A., CIT provides a full range of banking and related services to commercial and individual customers through 70 branches located in southern California, through its online banking, and through other offices in the U.S. and internationally.

Effective as of August 3, 2015, CIT Group Inc. (“CIT”) acquired IMB HoldCo LLC (“IMB”), the parent company of OneWest Bank, National Association, a national bank (“OneWest Bank”), and CIT Bank, a Utah-state chartered bank and a wholly owned subsidiary of CIT, merged with and into OneWest Bank (the “OneWest Transaction”), with OneWest Bank surviving as a wholly owned subsidiary of CIT with the name CIT Bank, National Association (“CIT Bank, N.A.”). The acquisition improves CIT’s competitive position in the financial services industry while advancing our bank deposit strategy.

CIT paid approximately $3.4 billion as consideration for the OneWest Transaction (which includes agreed-upon adjustments for transaction expenses incurred by OneWest Bank prior to closing and retention awards made to OneWest Bank employees), comprised of approximately $1.9 billion in cash proceeds, approximately 30.9 million shares of CIT Group Inc. common stock (valued at approximately $1.5 billion at the time of closing), and approximately 168,000 restricted stock units of CIT (valued at approximately $8 million at the time of closing). Total consideration also included $116 million of cash retained by CIT as a holdback for certain potential liabilities relating to IMB and $2 million of cash for expenses of the holders’ representative. See Note 2 — Acquisition and Disposition Activities in Item 1. Consolidated Financial Statements for additional information and OneWest Transaction following this section for information on certain acquired assets and liabilities.

CIT is regulated by the Board of Governors of the Federal Reserve System (“FRB”) and the Federal Reserve Bank of New York (“FRBNY”) under the U.S. Bank Holding Company Act of 1956. CIT Bank, N.A. is regulated by the Office of the Comptroller of the Currency, U.S. Department of the Treasury (“OCC”). Prior to the OneWest Transaction, CIT Bank was regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the Utah Department of Financial Institutions (“UDFI”).

The consolidated financial statements include the effects of Purchase Accounting Adjustments (“PAA”) upon completion of the OneWest Transaction, as required by U.S. GAAP. As such, assets acquired, liabilities assumed and consideration exchanged were recorded at their estimated fair value on the acquisition date. No allowance for loan losses was carried over nor created at acquisition. Consideration paid in excess of the net fair values of the acquired assets, intangible assets and assumed liabilities was recorded as Goodwill. Accretion and amortization of certain PAA are included in the consolidated Statements of Operations, primarily impacting Net Finance Revenue (Interest income and interest expense) and Non-interest expenses. The purchase accounting accretion and amortization on loans, borrowings and deposits is recorded in interest income and interest expense over the weighted-average life of the financial instruments using the effective yield method. Accretion for purchased credit impaired (“PCI”) loans includes cash recoveries received in excess of the recorded investment. Intangible assets related to the OneWest Transaction were recorded related to the valuation of core deposits, customer relationships, trade names and other intangible assets. Intangible assets have finite lives, and as detailed in Note 2 — Acquisition and Disposition Activities and Note 23 — Goodwill and Intangible Assets in Item 1. Consolidated Financial Statements, are amortized on an accelerated or straight-line basis, as appropriate, over the estimated useful lives and recorded in Non-interest expenses.

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk” contain financial terms that are relevant to our business and a Glossary of key terms has been updated and is included later in this document.

Management uses certain non-GAAP financial measures in its analysis of the financial condition and results of operations of the Company. See “Non-GAAP Financial Measurements” for a reconciliation of these to comparable financial measures based on U.S. GAAP.

REGULATORY UPDATES

Enhanced Prudential Standards

Under Sections 165 and 166 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the FRB has promulgated regulations imposing enhanced prudential supervision requirements on BHCs

92   CIT GROUP INC

with total consolidated assets of $50 billion or more. As a result of the OneWest Transaction, CIT exceeded the $50 billion threshold as of September 30, 2015 and therefore will be subject to certain of these, including (i) capital planning and company-run and supervisory stress testing requirements, under the FRB’s Comprehensive Capital Analysis and Review (“CCAR”) process, whereby CIT will need to submit an annual capital plan and demonstrate that it can meet required regulatory capital minimums, including 4.5% Common Equity Tier 1 (“CET 1”), over a nine quarter planning horizon, including under a supervisory severely adverse macroeconomic scenario, and otherwise receive a non-objection to our capital plan from the FRB in order to pay dividends and make other capital distributions, (ii) enhanced risk management requirements, (iii) company-run liquidity stress testing and the requirement to hold a buffer of highly liquid assets based on projected funding needs for various time horizons, including 30, 60, and 90 days, (iv) the modified liquidity coverage ratio, which requires that we hold a sufficient stock of high quality liquid assets to meet our projected liquidity outflows over a 30 day stress horizon, (v) recovery and resolution planning (also referred to as the “Living Will”), and (vi) enhanced reporting requirements. These additional requirements will be phased in over time, through March 2017. We expect to incur additional costs in 2015 and 2016 to implement each of these requirements and ongoing costs thereafter to continue to comply with these enhanced prudential supervision requirements.

OCC Conditions

The OCC approval of the Bank Merger was subject to two conditions. First, the OCC required CIT Bank to submit, within 120 days after the merger date, a comprehensive business plan covering a period of at least three years, which must include a financial forecast, a capital plan that provides for maintenance of CIT Bank’s capital, a funding plan and contingency funding plan, the intended types and volumes of lending activities, and an action plan to accomplish identified strategic goals and objectives. The comprehensive business plan is subject to review and non-objection by the OCC. CIT Bank must provide prior written notice to the OCC of its intent to make any material change to or significant deviation from the comprehensive business plan, including CIT Bank’s (i) assessment of the adequacy of its management resources, capital and funding, management information systems, and policies, procedures, and processes with respect to the proposed material change or significant deviation and (ii) evaluation of its capability to identify, measure, monitor, and control the risks associated with the proposed material change or significant deviation. Within 45 days after the end of each calendar quarter, the Bank also must report any variance of 10 percent or more from the comprehensive business plan to the OCC, explain any material variances, and indicate what changes, if any, to the comprehensive business plan are contemplated as a result of the variance. The Board must review the performance of CIT Bank under the comprehensive business plan at least annually. CIT Bank must update the comprehensive business plan by March 31 of each year for the next three-year period.

Second, the OCC required CIT Bank to submit a revised Community Reinvestment Act (“CRA”) Plan, within 90 days after the merger date. The revised CRA Plan must include (i) a description of the actions that are necessary and appropriate to help meet the credit needs of its assessment areas, including affordable multifamily housing lending and development and small business lending in low and moderate income (“LMI”) areas, (ii) the creation and implementation of a product development committee that will focus on developing and implementing products that will meet the convenience and needs of the communities it serves, including LMI communities, (iii) a description of a means of assessing and demonstrating the extent to which CIT Bank’s alternative systems for delivering retail banking services are available to provide, and effective in providing, needed retail banking services in LMI communities or to LMI individuals, (iv) measurable annual goals and timetables for the achievement of those goals, for helping to meet the credit needs of CIT Bank’s assessment areas, including the credit needs of LMI individuals and geographies within the assessment areas, (v) specify which Board committees are responsible for overseeing the Bank’s actions for fully meeting the goals and timetables outlined in the revised CRA plan, including the frequency of written reports to the Board committees, with copies to the OCC, and (vi) specify the frequency of progress reports to the OCC showing the results of CIT Bank’s implementation of the plan. CIT Bank must informally seek input on its CRA Plan from members of the public in its assessment areas. In addition, CIT Bank must publish on its public website (i) a copy of its revised CRA Plan after it receives a written determination of non-objection from the OCC and (ii) a CRA Plan summary report that demonstrates the measurable results of the revised CRA Plan a month prior to the commencement of CIT Bank’s performance evaluation.

CIT Bank filed its CRA Plan for the period July 1, 2015 to June 30, 2019 with the OCC on November 2, 2015.

FRB Conditions

The FRB Order approving of the OneWest Bank Transaction was subject to CIT meeting certain conditions and commitments. CIT initially committed to (i) extend $3.8 billion in CRA-reportable lending in its assessment areas over 4 years, (ii) meet or exceed peer benchmarks for lending to LMI borrowers and in LMI census tracts, (iii) achieve Preferred Lender status under the SBA Preferred Lender Program, (iv) develop a small business loan and technical assistance referral program to refer businesses to community development financial institutions, and (v) develop a policy to prefer nonprofit organizations when selling certain real estate and distressed loans originated by the Bank. CIT also committed to make CRA Qualified Investments at a level of 8% of Tier 1 deployed capital, which will result in an outstanding balance of $1.2 billion over 4 years, and to make $5 million in annual donations to non-profit organizations that provide or support affordable housing, education, financial literacy, workforce development, health and human services to LMI individuals, programs for at-risk youth, and technical assistance for small business owners. In addition, CIT

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   93

committed to locating 15% of its branches and ATMs in LMI census tracts, maintaining a competitive personal checking account, and providing 2,100 hours of CRA volunteer service. CIT Bank submitted its revised CRA Plan to the OCC on October 19, 2015 for the period from July 1, 2015 to June 30, 2019. The CRA Plan is subject to review and non-objection by the OCC.

SEGMENT UPDATES

Operations of the acquired OneWest Bank are included with the activities within the North America Banking (“NAB”) segment (previously North American Commercial Finance) and in a new segment, Legacy Consumer Mortgages (“LCM”). The activities in NAB related to OneWest Bank are included in Commercial Real Estate, Commercial Banking and Consumer Banking. We also created a new segment, LCM, which includes single-family residential mortgage (“SFR”) loans and reverse mortgage loans that were acquired from OneWest Bank. Certain of the LCM loans are subject to loss sharing agreements with the FDIC, under which CIT may be reimbursed for a portion of future losses.

Segment Name	Divisions	Changes Due to OneWest Transaction
Transportation & International Finance	Aerospace, Rail, Maritime Finance and International Finance	No change due to acquisition
North America Banking		Former name — North American Commercial Finance
	Commercial Services	No change due to acquisition
	Commercial Banking	New name, includes the former Corporate Finance, and the commercial lending functions of NAB. The division also originates qualified Small Business Administration (“SBA”) loans.
	Commercial Real Estate	Former name — Real Estate Finance and includes commercial real estate assets and operations from the acquisition, and a run-off portfolio of non-SFR loans.
Consumer Banking
New division includes a full suite of consumer deposit products, unsecured lines of credit, and SFR loans offered through retail branches and an online direct channel. The division also includes a private banking group that offers banking services to high net worth individuals.

	Equipment Finance	No change due to acquisition
Legacy Consumer Mortgages	Single Family Residential Mortgages, Reverse Mortgages	New segment contains SFR loans and reverse mortgage loans, certain of which are covered by loss sharing agreements with the FDIC.
Non-Strategic Portfolios		No change due to acquisition
Corporate and Other		Includes investments and other unallocated items, such as certain amortization of intangible assets.

Each division has industry alignment and focuses on specific sectors, products and markets, with portfolios diversified by client and geography. Our principal product and service offerings include:

Products and Services

n Account receivables collection	n Equipment leases
n Acquisition and expansion financing	n Factoring services
n Advisory services — investment and trust	n Financial risk management
n Asset management and servicing	n Import and export financing
n Asset-based loans	n Insurance services
n Credit protection	n Letters of credit / trade acceptances
n Cash management and payment services	n Mergers and acquisition advisory services (“M&A”)
n Debt restructuring	n Private banking
n Debt underwriting and syndication	n Residential mortgage loans
n Debtor-in-possession / turnaround financing	n Secured lines of credit
n Deposits	n Small Business Administration (“SBA”) loans
n Enterprise value and cash flow loans

DISCONTINUED OPERATIONS

Reverse Mortgage Servicing

The acquired Financial Freedom business, a division of CIT Bank (formerly a division of OneWest Bank) that services reverse mortgage loans classified within Assets of discontinued operations, was acquired in conjunction with the OneWest Transaction. Pursuant to ASC 205-20, as amended by ASU 2014-08, the Financial Freedom business is reflected as a discontinued operation as of September 30, 2015. The business represents the sale of the entire third party servicing of reverse mortgage operations, which include personnel, systems

94   CIT GROUP INC

and the servicing assets. The assets primarily include Home Equity Conversion Mortgage (“HECM”) loans and servicing advances, while liabilities include reverse mortgage servicing liability, secured borrowings and contingent liabilities. The reverse mortgage servicing relates primarily to loans serviced for Fannie Mae. Separate from the Financial Freedom business, there is an unrelated portfolio of reverse mortgages in the Legacy Consumer Mortgage segment, which is part of continuing operations.

In addition to the servicing rights, discontinued operations reflect HECM loans that were pooled and securitized in the form of GNMA HMBS and sold into the secondary market with servicing retained. These HECM loans are insured by the Federal Housing Administration (“FHA”). Based upon the structure of the GNMA HMBS securitization program, the Company has determined the HECM loans transferred into the program had not met all of the requirements for sale accounting and, therefore, has accounted for these transfers as a financing transaction. Under a financing transaction, the transferred loans remain on the Company’s statement of financial position and the proceeds received are recorded as a secured borrowing.

Student Lending

On April 25, 2014, the Company completed the sale of the student lending business, along with certain secured debt and servicing rights. As a result, the student lending business is reported as a discontinued operation for the nine months ended September 30, 2014.

Further details of these businesses, along with balance sheet and income statement items are included in Note 2 — Acquisition and Disposition Activities in Item 1. Consolidated Financial Statements. See also Note 20 — Contingencies for discussion related to the servicing business.

Unless specifically noted, the discussions and data presented throughout the following sections reflect CIT balances on a continuing operations basis.

ONEWEST TRANSACTION

The following discussion summarizes certain assets and liabilities acquired in the OneWest Transaction. In accordance with purchase accounting, all assets acquired and liabilities assumed were recorded at their fair value. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. Certain purchase accounting adjustments are accreted or amortized into income and expenses. No allowance for loan losses was carried over and no allowance was created at acquisition. See Note 2 — Acquisition and Disposition Activities in Item 1. Consolidated Financial Statements for assumptions used to value assets and liabilities.

Consideration and Net Assets Acquired (dollars in millions)

Purchase price	$3,391.6

Recognized amounts of identifiable assets acquired and (liabilities assumed), at fair value
Cash and interest bearing deposits	$4,411.6
Investment securities	1,297.3
Assets held for sale	20.4
Loans HFI	13,598.3
Indemnification assets	480.7
Other assets	676.6
Assets of discontinued operations	524.4
Deposits	(14,533.3)
Borrowings	(2,970.3)
Other liabilities	(221.1)
Liabilities of discontinued operations	(676.9)
Total fair value of identifiable net assets	$2,607.7
Intangible assets	$185.9
Goodwill	$598.0

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   95

Loans

The acquired commercial, along with the consumer loans originated by OneWest Bank are recorded in the NAB segment. The consumer loans previously purchased by OneWest Bank from the FDIC, most of which the FDIC has provided indemnification against certain losses, are referred to as Covered loans (see Indemnification Assets below) and are included in the LCM segment.

The acquired commercial loans included commercial real estate loans, secured by multi-family properties, both owner-occupied and non-owner occupied commercial real estate, and commercial and industrial loans. Commercial loans were principally to middle market businesses and included equipment loans, working capital lines of credit, asset-backed loans, acquisition finance credit facilities, and small business administration product offerings, mostly 504 loans. The commercial loans are included in divisions within the NAB segment, including Commercial Banking and Commercial Real Estate.

The acquired consumer loan portfolio that was originated by OneWest Bank was comprised mainly of SFR. We acquired SFR loans with terms ranging from 10 to 30 years, with either fixed or adjustable interest rates, mostly to customers in California. These mortgage loans are primarily closed-end first lien loans for the purchase or re-finance of owner occupied properties and are included in the Consumer banking division of the NAB segment. The acquired loans, which had been previously purchased by OneWest Bank in the LCM segment included reverse mortgage loans and SFR loans.

The following table reflects the carrying values and UPB of loans acquired at the acquisition date, August 3, 2015:

Loan Balances at Acquisition Date (dollars in millions)

	Carrying Value (CV)	Unpaid Principal Balance	CV as a % of UPB
North America Banking
Segment Total
Loans	$7,871.3	$8,324.5	94.6%
Assets held for sale	6.3	6.3	100.0%
Financing and leasing assets	7,877.6	8,330.8	94.6%
Commercial Banking
Loans	$3,377.0	$3,610.1	93.5%
Loans held for sale	0.5	0.5	100.0%
Financing and leasing assets	3,377.5	3,610.6	93.5%
Commercial Real Estate
Loans	$3,130.3	$3,350.2	93.4%
Financing and leasing assets	3,130.3	3,350.2	93.4%
Consumer Banking
Loans	$1,364.0	$1,364.2	100.0%
Loans held for sale	5.8	5.8	100.0%
Financing and leasing assets	1,369.8	1,370.0	100.0%
Legacy Consumer Mortgages(1)
Segment Total
Loans	$5,727.0	$7,426.0	77.1%
Assets held for sale	14.1	14.1	100.0%
Financing and leasing assets	5,741.1	7,440.1	77.2%
Single Family Residential Mortgages
Loans	$4,834.3	$6,199.7	78.0%
Financing and leasing assets	4,834.3	6,199.7	78.0%
Reverse Mortgages(2)
Loans	$892.7	$1,226.3	72.8%
Assets held for sale	14.1	14.1	100.0%
Financing and leasing assets	906.8	1,240.4	73.1%
Total	$13,618.7	$15,770.9	86.4%

(1)	Includes $5.1 billion of covered loans.

(2)	Includes Jumbo reverse mortgages, as well as approximately $82 million of HECM reverse mortgages.

96   CIT GROUP INC

Covered loans of approximately $5.1 billion are loans that were acquired by OneWest Bank from the FDIC for which CIT may be reimbursed for a portion of future losses under the terms of loss sharing agreements with the FDIC. Although the underlying risk profile of Covered loans is higher than that of Non-Covered loans, our exposure to losses related to Covered loans is mitigated by the Loss Sharing Agreements and by the fact that those loans were recorded at fair value at acquisition. The Consumer Covered loans are included in the LCM segment.

Non-Covered loans of approximately $8.5 billion are loans that were either acquired or originated by OneWest Bank and are not subject to a loss sharing agreement with the FDIC. Both the Covered loans and Non-Covered loans have been accounted for either as purchased credit impaired (“PCI”) loans or Non-PCI loans.

Loans acquired as part of the OneWest Transaction were recorded at fair value. No separate allowance was carried over or created at acquisition. Fair values were determined by discounting both principal and interest cash flows expected to be collected using a market discount rate for similar instruments with adjustments that management believes a market participant would consider in determining fair value. Cash flows expected to be collected as of the acquisition date were estimated using internal models and third party data that incorporate management’s best estimate of key assumptions, such as default rates, loss severity, prepayment speeds, and timing of disposition upon default. Loans with evidence of credit quality deterioration since origination and for which it was probable at purchase that CIT will be unable to collect all contractually required payments (principal and interest) were considered PCI.

As a result of the purchase accounting adjustments for the acquired loan balances, CIT recorded a discount to UPB of approximately $2,167.8 million (“Total UPB Discount”). This discount is comprised of two components as follows: 1) the “Incremental Yield Discount”, which are amounts expected to result in $1,244.1 million of additional yield income above the contractual coupon, and 2) the “Principal Loss Discount”, which are amounts relating to the unpaid principal balance at acquisition of $923.7 million which may be utilized to offset the loss of principal on PCI loans.

As of September 30, 2015, the remaining Incremental Yield Discount and Principal Loss Discount were approximately $1,185.6 million and $905.1 million, respectively. The Incremental Yield Discount will primarily be reflected, along with the underlying contractual yield, in interest income. In addition, the Total UPB Discount will also decline as a result of asset sales, transfers to held for sale, and loans charged off.

The recognition of these discounts for the nine months ended September 30, 2015 resulted in additional recorded interest income on loans of $23.7 million and $22.1 million in the NAB and LCM segments respectively.

As of the acquisition date, loans were classified as PCI or non-PCI with corresponding fair values as follows:

OneWest Bank Purchased Loan Portfolio at Acquisition Date(1) (dollars in millions)

	PCI Loans		Non-PCI Loans		Total
	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance
Commercial Banking	$101.3	$149.2	$3,275.7	$3,460.9	$3,377.0	$3,610.1
Commercial Real Estate	112.0	191.5	3,018.3	3,158.7	$3,130.3	$3,350.2
Consumer Banking	–	–	1,364.0	1,364.2	$1,364.0	$1,364.2
Single Family Residential Mortgages	2,626.2	3,830.0	2,208.1	2,369.7	$4,834.3	$6,199.7
Reverse mortgages	77.8	92.6	814.9	1,133.7	$892.7	$1,226.3
Total	$2,917.3	$4,263.3	$10,681.0	$11,487.2	$13,598.3	$15,750.5

(1)	Table above does not include loan balances that are included in Assets Held for Sale.

Non-impaired loans acquired in the OneWest Transaction were recorded at fair value. The difference between the acquisition date fair value and the unpaid principal balance represents the fair value adjustment for a loan and includes both credit and interest rate considerations. Fair value adjustments may be discounts (or premiums) to a loan’s cost basis and are accreted (or amortized) to interest and fees on loans over the loan’s remaining life.

The acquired loans are discussed in detail elsewhere in this filing. See Note 1 — Business and summary of Significant Accounting Policies, Note 2 — Acquisition and Disposition Activities, Note 3 — Loans and Note 12 — Fair Value in Item 1. Consolidated Financial Statements.

Indemnification Assets

Indemnification assets totaled $481 million as of the acquisition date. As part of the OneWest Transaction, CIT is party to the loss sharing agreements with the FDIC related to OneWest Bank’s previous acquisitions of IndyMac Federal Bank, FSB, First Federal Bank of California, FSB and La Jolla Bank, FSB. The loss sharing agreements generally require CIT Bank, N.A. to obtain FDIC approval prior to transferring or selling loans and related indemnification assets. Eligible losses are submitted to the FDIC for reimbursement when a qualifying loss event occurs (e.g., charge-off of loan balance or liquidation of collateral).

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   97

The indemnification assets are discussed in detail elsewhere in this filing. See Note 1 — Business and summary of Significant Accounting Policies, Note 2 — Acquisition and Disposition Activities and Note 5 — Indemnification Assets in Item 1. Consolidated Financial Statements.

Investment Securities

Securities acquired in the OneWest Transaction totaled $1,297.3 million as of the acquisition date, and were comprised mostly of residential mortgage-backed securities (“MBS”) classified as AFS. Certain of the MBS have evidence of credit deterioration at the time of acquisition as it was probable the Company would not collect all principal and interest payments that were contractually required.

Cash

Cash acquired in the OneWest Transaction totaled $4,411.6 million as of the acquisition date.

Goodwill

The amount of goodwill recorded, $598.0 million, represents the excess of the purchase price over the estimated fair value of the net assets acquired by CIT. The goodwill was assigned to the NAB and LCM segments. As the LCM segment is currently running off, we expect that the goodwill balance will become impaired and that we will begin writing off the goodwill as the cash flows generated by the segment decreases. See Note 23 — Goodwill and Intangible Assets in Item 1. Consolidated Financial Statements for further detail.

Intangible Assets

The intangible assets recorded, $185.9 million, related mainly to the valuation of core deposits, customer relationships and trade names recorded in conjunction with the acquisition, and will be amortized on a straight line basis, except for trade names, which are amortized on an accelerated basis, over the respective life of the underlying intangible asset of up to 10 years. See Note 23 — Goodwill and Intangible Assets in Item 1. Consolidated Financial Statements. Also see Non-Interest Expenses section.

Other Assets

Other assets acquired in the OneWest Transaction consisted of the following as of the acquisition date:

Acquired Other Assets (dollars in millions)

August 3, 2015
Investment tax credits	$134.5
Other real estate owned	132.4
Deferred federal and state tax assets	125.1
Property, furniture and fixtures	61.4
FDIC receivable	54.8
Other	168.4
Total other assets	$676.6

Deposits

Deposits acquired in the OneWest Transaction consisted of the following as of the acquisition date:

Acquired Deposits at August 3, 2015 (dollars in millions)

	Balance	Rate
Noninterest-bearing checking	$898.7	N/A
Interest-bearing checking	3,131.8	0.51%
Money market accounts	3,523.1	0.61%
Savings	698.7	0.48%
Other	75.3	N/A
Total checking and savings deposits	8,327.6	0.49%
Certificates of deposit	6,205.7	0.96%
Total deposits	$14,533.3	0.69%

The accretable premium on deposits totaled $29.0 million at the acquisition date.

Borrowings

Outstanding borrowings of $2,970.3 million were acquired in the OneWest Transaction as of the acquisition date, primarily consisting of FHLB advances. Management expects continued use of FHLB advances as a source of short and long-term funding. The accretable premium on borrowings totaled $6.8 million at the acquisition date.

98   CIT GROUP INC

FINANCIAL SUMMARY, PRIORITIES, AND PERFORMANCE MEASUREMENTS

2015 Financial Summary

As discussed below, our third quarter 2015 operating results reflected higher asset levels and increased business activity that resulted from the acquisition of OneWest Bank. The results include two months of revenues and expenses associated with OneWest Bank, while the September 30, 2015 ending balances include the acquired assets and liabilities, which are not in the prior period activity and balances. Further, we expect the comparison of the 2015 fourth quarter, which will include an entire quarter’s activity, to this quarter’s two months of activity, will also be impacted.

In addition to the impacts from the OneWest Bank acquisition, which are included in the results below, our third quarter and year-to-date 2015 operating results reflected:

Net income totaled $693 million, $3.61 per diluted share, for the September 30, 2015 quarter, compared to $515 million, $2.76 per diluted share, for the year-ago quarter and $115 million, $0.66 per diluted share, in the prior quarter.

Income from continuing operations (after taxes) was $697 million, $3.63 per diluted share, compared to $515 million, $2.76 per diluted share, for the year-ago quarter and $115 million, $0.66 per diluted share in the prior quarter. Income from continuing operations for the 2015 third quarter included two months of results from OneWest Bank and also reflected discrete items that contributed $544 million, $2.83 per diluted share, to income relating to the acquisition, our strategic actions and portfolios we have exited. Discrete items associated with the acquisition include $647 million from the reversal of the valuation allowance on the U.S. federal deferred tax asset and after-tax transaction and restructuring costs of $18 million. We also incurred charges on our strategic initiatives and exited portfolios, including a $14 million after-tax charge related to the sale of our Mexico business due to the realization of the currency translation adjustment (“CTA”), $15 million in after-tax impairment on an international business transferred to held for sale during the quarter, and discrete tax charges of $56 million. In addition to the discrete items noted above, income this quarter included a $17 million after-tax mark-to-market charge on the total return swap (“TRS”). The year-ago quarter also included a significant income tax benefit from partial reversal of valuation allowances related to the U.S. federal deferred tax asset for the quarter and nine months of $375 million, $2.01 and $1.96 per diluted share, respectively.

Net income was $912 million, $5.03 per diluted share, and income from continuing operations (after taxes) was $916 million, $5.05 per diluted share for the nine months ended September 30, 2015, compared to net income of $879 million, $4.59 per diluted share, and income from continuing operations of $826 million, $4.31 per diluted share, for the nine months ended September 30, 2014.

Income from continuing operations, before provision for income taxes totaled $137 million for the September 30, 2015 quarter, compared to $117 million for the year-ago quarter and $153 million for the prior quarter. Pre-tax income was up from last year, as a higher level of earning assets offset yield compression in certain sectors, and higher other income. Pre-tax income was down sequentially on higher credit costs and lower other income. Income from continuing operations, before provision for income taxes, was $438 million for the nine months ended September 30, 2015, down 4% from $458 million in the year-ago period.

Net finance revenue (“NFR”) was $482 million compared to $365 million in the year-ago quarter and $343 million in the prior quarter, on higher assets. Average earning assets(1) were $52.4 billion in the current quarter, up from $41.0 billion in the year-ago quarter and $41.2 billion in the prior quarter. The impact from the acquisition of OneWest Bank resulted in higher revenues, from the additional earning assets, and while interest expense was up, the cost of funds was lower, as OneWest Bank funding consisted mostly of deposits, which have a lower interest rate. As discussed in the Net Finance Revenue section, we changed the definition of AEA in the third quarter to include average interest bearing cash, investments and indemnification assets. All prior periods have been conformed to this presentation. NFR was $1,162 million for the nine months ended September 30, 2015, up from $1,048 million for the year-ago period.

While other financial institutions may use net interest margin (“NIM”) to measure earnings on interest bearing assets, defined as interest income less interest expense, we discuss NFR, which includes net operating lease revenue (operating lease rental revenue, less depreciation expense and maintenance and other operating lease expenses), due to the significant revenue impact of operating lease equipment and the fact that a portion of interest expense reflects the funding of operating lease equipment. Net operating lease revenue was down from the year-ago quarter, as pressure on revenues from lower rates on new leases and lower utilization offset higher average earning assets. Compared to the prior quarter, the slight decrease in net operating lease revenue was driven by lower lease rates and higher maintenance costs, as equipment utilization remained essentially flat.

(1)	Net finance revenue and average earnings assets are non-GAAP measures; see “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   99

Provision for credit losses was $50 million, compared to $38 million in the year-ago quarter and $18 million in the prior quarter. The provision for credit losses was up from both the prior and year-ago quarters and reflects the reserve build on loan growth and a slight increase in the reserve resulting from the quarter’s purchase accounting accretion on loans. In addition, the provision was elevated in the current quarter from the establishment of reserves on certain acquired non-credit impaired loans in the initial period post acquisition. The provision for credit losses was $103 million for the nine months ended September 30, 2015, up from $85 million for the 2014 period.

Credit metrics reflect the impact of the acquired portfolios, which, due to purchase accounting, do not have non-accrual loans or an Allowance for Loan Losses at the time of acquisition. As a result, other than the provision, credit metrics primarily reflect legacy CIT portfolio activity. Net charge-offs of $61 million (0.86%) in the current quarter included $40 million related to receivables transferred to assets held for sale. Excluding assets moved to held for sale, net charge-offs were $21 million, relatively consistent with the prior quarter. Recoveries of $6 million were down from $11 million in the prior quarter and unchanged from the year-ago quarter. Non-accrual loans rose modestly over the prior quarter due to the addition of a few discrete loans in North America Banking, including one loan in the energy portfolio, partially offset by a reduction from the sale of the Mexico business.

Other income of $39 million includes a $24 million mark-to-market charge on the TRS, a loss on the sale of the Mexico platform primarily related to the recognition of $19 million of CTA losses, and an impairment charge of $15 million on an international portfolio transferred to held for sale, partially offset by an increase in gains on sale of railcars. The prior quarter total of $64 million included a $9 million tax-related charge (that was fully offset with a benefit to the tax provision) and a $6 million negative mark-to-market on the TRS. The year-ago quarter total of $24 million was impacted by $46 million in impairment charges on the Non-Strategic Portfolios and a negative mark-to-market of $13 million on the TRS. Other income was $189 million for the nine months ended September 30, 2015, essentially unchanged from the 2014 period.

Operating expenses were $334 million compared to $235 million in the year-ago quarter and $235 million in the prior quarter. Excluding restructuring fees and intangible asset amortization, operating expenses were $324 million, compared to $233 million in the prior quarter and $225 million in the year-ago quarter. Restructuring costs and expenses associated with the amortization of intangibles are mainly the result of the OneWest Bank acquisition. The acquisition also resulted in higher professional fees, including $24 million in transaction costs in addition to other integration related costs, increased other expenses, including higher FDIC insurance costs, and higher compensation and occupancy costs. Headcount at September 30, 2015 was 4,960 up from 3,360 in the prior quarter and from 3,330 a year ago, driven by the OneWest acquisition. Operating expenses were $811 million for the nine months ended September 30, 2015, up from $693 million for the 2014 period.

Provision for income taxes was a benefit of $560 million, reflecting a $647 million reversal of the valuation allowance on the U.S. federal deferred tax asset partially offset by $56 million in discrete charges related to our international businesses. The effective tax rate excluding discrete items was 24%. The income tax benefit in the year-ago quarter was $401 million from a valuation allowance reversal and other discrete items, and a $38 million expense in the prior quarter. Cash taxes were $9 million compared to $4 million in the prior quarter and $3 million in the year-ago quarter. The benefit for income taxes was $478 million and $370 million for the nine months ended September 30, 2015 and 2014, respectively.

Total assets of continuing operations(2) at September 30, 2015 were $67.6 billion, up from $47.9 billion at December 31, 2014, primarily reflecting the addition of assets acquired in the OneWest Transaction.

■	Financing and leasing assets (“FLA”), which includes loans, leases and assets held for sale (“AHFS”), increased to $50.1 billion, up from $35.8 billion at June 30, 2015 and $35.6 billion at December 31, 2014. In addition to the OneWest Bank acquisition of $13.6 billion, FLAs were up in the quarter, reflecting growth in both transportation assets and NAB, which also included a seasonal increase in factoring receivables.

■	Cash (cash and due from banks and interest bearing deposits) totaled $8.3 billion, compared to $5.5 billion at June 30, 2015, reflecting $4.4 billion of cash acquired in the OneWest Transaction, partially offset by the payment of $1.9 billion in the OneWest Transaction, and from $7.1 billion at December 31, 2014.

■	Investment securities and securities purchased under resale agreements totaled $3.7 billion at September 30, 2015 compared to $2.2 billion at December 31, 2014, reflecting the $1.3 billion of investment securities acquired in the OneWest Transaction, primarily comprised of MBS.

■	Goodwill and Intangible assets increased due to the addition of $0.6 billion and $0.2 billion, respectively, related to the OneWest Bank acquisition.

(2)	Total assets from continuing operations is a non-GAAP measure. See “Non-GAAP Measurements” for reconciliation of non-GAAP to GAAP financial information.

100   CIT GROUP INC

■	Other assets of $3.5 billion were up due primarily to the acquisition of OneWest Bank ($677 million of other assets acquired) and the reversal of the U.S. Federal deferred tax asset valuation allowance ($647 million). The components are included in Note 7 — Other Assets in Item 1. Consolidated Financial Statements.

Deposits increased to $32.3 billion at September 30, 2015 from $15.8 billion at December 31, 2014, reflecting the $14.5 billion acquired in the OneWest Transaction and continued growth of online banking.

Borrowings increased to $19.3 billion at September 30, 2015 from $18.5 billion at December 31, 2014, reflecting the $3.0 billion, primarily FHLB advances, acquired in the OneWest Transaction and partially offset by repayments and maturities.

Stockholders’ Equity increased to $10.8 billion at September 30, 2015 from $9.1 billion at December 31, 2014 reflecting income for the quarter, along with the issuance of 30.9 million of common shares ($1.5 billion) related to the acquisition that had previously been held in treasury.

Capital ratios remain well above required levels. The acquisition of OneWest Bank increased equity, primarily due to the issuance of $1.5 billion in common shares, and resulted in the reversal of the valuation allowance on our Federal deferred tax asset. Tangible common equity reflects the increase in equity net of the increase in goodwill and intangibles resulting from the acquisition. Regulatory capital increased by approximately $800 million. While the reversal of the deferred tax asset valuation allowance benefited stockholders’ equity, it had minimal impact on regulatory capital as the majority of the deferred tax asset balance was disallowed for regulatory capital purposes. As a result, capital ratios declined by approximately 200 basis points, as the benefit from the increase in regulatory capital was more than offset by the increase in the risk-weighted assets acquired.

2015 PRIORITIES

During 2015, we have been focused on continuing to create long term value for shareholders. Specific business objectives established for 2015 include:

1.	Expand Our Commercial Banking Franchise — We are integrating our existing banking operations with those of OneWest Bank, and will grow the combined operations.

■	The acquisition added 70 retail branches in Southern California and over $20 billion of assets and $14 billion of deposits.

■	OneWest Bank enhanced our products and service offerings by adding cash management, private banking and related advisory services, and additional lending products, including residential mortgage loans and SBA loans and additional deposit products and capabilities.

■	CIT Bank, N.A. funds most of our U.S. lending and leasing volume.

2.	Maintain Strong Risk Management Practices — We will continue to maintain credit discipline focused on appropriate risk-adjusted returns through the business cycle and continue enhancements in select areas to ensure SIFI Readiness.

■	The allowance for loan losses was $335 million (1.03% of finance receivables, 1.22% excluding loans subject to loss sharing agreements with the FDIC) at September 30, 2015, compared to $351 million (1.79%) at June 30, 2015 and $358 million (1.81%) at September 30, 2014. The decline in the percentage of allowance to finance receivables reflects the OneWest Bank acquisition, which added $13.6 billion of loans at fair value with no related allowance at the time of acquisition. Including the impact of the non-accretable principal discount on credit impaired loans, which absorbs credit losses on the discounted loans, the commercial loan allowance to finance receivables was 1.82%, consistent with the year-ago and prior quarters. See discussion in Credit Metrics.

■	We have maintained stable liquidity, with cash, investments, reverse repurchase agreements, and the unused portion of the revolving credit facility at 16.7% of assets.

■	Our capital ratios remained strong, with our Common Equity Tier One 1 Ratio at 12.7%, which exceeds the minimum requirement under the fully phased-in Basel III requirements.

■	We continued the merger of OneWest’s risk professionals, policies and procedures, platforms, and management information system in further strengthening the combined organization in meeting the enhanced prudential standards applicable to SIFIs.

3.	Grow Business Franchises — We will concentrate our growth on building franchises that meet or exceed our risk adjusted return hurdles and improve profitability by exiting non-strategic portfolios, including Canada, China, Brazil and the equipment finance business in the U.K.

■	Financing and leasing assets in the third quarter were up significantly reflecting the acquisition of OneWest Bank. Absent that, FLA were up reflecting continued expansion of both our transportation assets in TIF and loans in NAB, which also included seasonal build in factoring receivables in Commercial Services.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   101

■	We have progressed exiting our remaining non-strategic business in NSP and other segment. In NSP, we sold the Mexico business in August 2015, and expect to close the Brazil transaction in the 2015 fourth quarter after we recently received regulatory approval. In TIF, we signed a definitive agreement to sell the U.K. portfolio, with a possible closing by year end, and have moved our China business to AHFS. We also moved our Canada business within NAB to AHFS during the quarter.

4.	Realize embedded value — We will focus on enhancing our economic returns, including:

■	Improving the utilization of our U.S. net operating loss carryforwards (“NOLs”), thereby reducing the net deferred tax asset and increasing regulatory capital. The OneWest Bank acquisition accelerated the expected NOL utilization, resulting in a $647 million reversal of the valuation allowance against our deferred tax asset in the third quarter.

■	Total cash and investment portfolio is positioned to benefit from increased interest rates.

■	Additional actions to optimize the Bank Holding Company include: transferring additional U.S.-based business platforms into the bank, improving the efficiency of our secured debt facilities, generating incremental cash at the BHC to pay down high cost debt and/or return capital to shareholders and optimizing existing portfolios including exploring strategic alternatives for the Commercial Aerospace portfolio and sales of the Canada and China businesses.

5.	Return Excess Capital — We plan to prudently return capital to our shareholders through share repurchases and dividends, while maintaining strong capital ratios.

■	We completed purchasing shares under the most recent repurchase program. We repurchased 3 million of our shares at an average price of $46.28 for an aggregate purchase price of $139 million during the quarter. We repurchased 11.6 million of our shares at an average price of $45.87 for an aggregate purchase price of $532 million for the nine months ended September 30, 2015.

■	We paid dividends of $31 million during the quarter, and $84 million during the nine months ended September 30, 2015.

■	Regulatory capital ratios remain well above required levels on a fully phased-in Basel III basis.

102   CIT GROUP INC

Performance Measurements

The following chart reflects key performance indicators evaluated by management and used throughout this management discussion and analysis:

KEY PERFORMANCE METRICS	MEASUREMENTS
Asset Generation — to originate new business and grow earning assets.	–New business volumes; and –Earning asset balances.
Revenue Generation — lend money at rates in excess of borrowing costs and consistent with risk profile of obligor, earn rentals on the equipment we lease commensurate with the risk, and generate other revenue streams.
–Net finance revenue and other income; –Net finance margin and Operating lease revenue as a percentage of average operating lease equipment; and –Asset yields and funding costs.
Credit Risk Management — accurately evaluate credit worthiness of customers, maintain high-quality assets and balance income potential with loss expectations.
–Net charge-offs, balances and as a percentage of AFR;
–Non-accrual loans, balances and as a percentage of loans;
–Classified assets and delinquencies balances; and
–Loan loss reserve, balance and as a percentage of loans.

Equipment and Residual Risk Management — appropriately evaluate collateral risk in leasing transactions and remarket or sell equipment at lease termination.	–Equipment utilization; –Market value of equipment relative to book value; and –Gains and losses on equipment sales.
Expense Management — maintain efficient operating platforms and related infrastructure.	–SG&A expenses and trends; –SG&A expenses as a percentage of AEA; and –Net efficiency ratio.
Profitability — generate income and appropriate returns to shareholders.	–Net income per common share (EPS); –Net income and pre-tax income, each as a percentage of average earning assets (ROA); and –Pre-tax income as a percentage of average tangible common equity (ROTCE).
Capital Management — maintain a strong capital position, while deploying excess capital.	–Tier 1 and Total capital ratios; and –Tier 1 capital as a percentage of adjusted average assets; (“Tier 1 Leverage Ratio”).
Liquidity Management — maintain access to ample funding at competitive rates to meet obligations as they come due.	–Levels of high quality liquid assets and as a % of total assets; –Committed and available funding facilities; –Debt maturity profile and ratings; –Funding mix; and –Deposit generation.
Manage Market Risk — measure and manage risk to income statement and economic value of enterprise due to movements in interest and foreign currency exchange rates.	–Net Interest Income Sensitivity; and –Economic Value of Equity (EVE).

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   103

NET FINANCE REVENUE

The following tables present management’s view of consolidated NFR. As discussed below, NFR was impacted by the inclusion of OneWest Bank activity for two months during the quarter and nine months ended September 30, 2015.

Net Finance Revenue(1) and Net Finance Margin (dollars in millions)

	Quarters Ended			Nine Months Ended September 30,
	September 30, 2015	June 30, 2015	September 30, 2014	2015	2014
Interest income	$437.7	$283.8	$308.3	$1,002.5	$920.3
Rental income on operating leases	539.3	531.7	535.0	1,601.6	1,546.5
Finance revenue	977.0	815.5	843.3	2,604.1	2,466.8
Interest expense	(280.3)	(265.2)	(275.2)	(816.8)	(809.3)
Depreciation on operating lease equipment	(159.1)	(157.8)	(156.4)	(473.7)	(462.5)
Maintenance and other operating lease expenses	(55.9)	(49.4)	(46.5)	(151.4)	(147.1)
Net finance revenue	$481.7	$343.1	$365.2	$1,162.2	$1,047.9
Average Earning Assets(1)(2) (“AEA”)	$52,448.1	$41,159.3	$40,973.8	$45,142.9	$40,266.4
Net finance margin	3.67%	3.33%	3.57%	3.43%	3.47%

(1)	NFR and AEA are non-GAAP measures; see reconciliation of non-GAAP to GAAP financial information.

(2)	As noted below, AEA components have changed in the third quarter. All prior periods have been conformed to the current presentation. AEA balances are less than comparable balances displayed in this document in ’Select Data’ (Quarterly Average Balances) due to the inclusion of credit balances of factoring clients.

NFR and NFM are key metrics used by management to measure the profitability of our earning assets. NFR includes interest and yield-related fee income on our loans and capital leases, rental income and depreciation, maintenance and other operating lease expenses from our operating lease equipment, interest and dividend income on cash and investments, as well as funding costs. Since our asset composition includes a high level of operating lease equipment (29% of AEA for the quarter ended September 30, 2015), NFM is a more appropriate metric for CIT than net interest margin (“NIM”) (a common metric used by other BHCs), as NIM does not fully reflect the earnings of our portfolio because it includes the impact of debt costs on all our assets but excludes the net revenue (rental income less depreciation, maintenance and other operating lease expenses) from operating leases.

In conjunction with the OneWest Transaction, we changed our approach of measuring our margin to include other revenue generating assets in AEA, such as interest-earning cash deposits, investments, and the newly acquired indemnification assets. These additional balances have grown in significance, or are new due to the acquisition, and are now included in our determination of AEA. Prior period balances and percentages have been updated to conform to the current period presentation. See the Glossary later in this document.

The following table includes average balances from revenue generating assets along with the respective revenues and average balances of deposits and borrowings with the respective interest expenses.

104   CIT GROUP INC

Quarterly Average Balances(1) and Associated Income/Expense (dollars in millions)

	September 30, 2015			June 30, 2015			September 30, 2014
	Average Balance	Revenue / Expense	Average Rate (%)	Average Balance	Revenue / Expense	Average Rate (%)	Average Balance	Revenue / Expense	Average Rate (%)
Interest bearing deposits	$5,812.4	$4.5	0.31%	$4,829.4	$3.4	0.28%	$5,517.4	$4.4	0.32%
Securities purchased under agreements to resell	387.5	0.6	0.62%	675.0	1.0	0.59%	275.0	0.4	0.58%
Investments	2,663.2	18.4	2.76%	1,510.6	4.6	1.22%	860.9	3.6	1.67%
Loans (including held for sale and credit balances of factoring clients)(2)(3)	27,834.3	413.9	5.95%	18,863.1	274.8	5.83%	18,861.6	299.9	6.36%
Operating lease equipment, net (including held for sale)(4)	15,445.1	324.3	8.40%	15,281.2	324.5	8.49%	15,178.4	332.1	8.75%
Indemnification assets	305.6	0.3	0.39%	–	–	–	–	–
Average earning assets(2)	$52,448.1	762.0	5.81%	$41,159.3	608.3	5.91%	$40,693.3	640.4	6.29%
Deposits	$26,356.2	$93.1	1.41%	$16,934.9	$72.2	1.71%	$14,223.6	$59.2	1.66%
Borrowings(5)	18,258.3	187.2	4.10%	16,540.3	193.0	4.67%	18,430.3	216.0	4.69%
Total interest-bearing liabilities	$44,614.5	280.3	2.51%	$33,475.2	265.2	3.17%	$32,653.9	275.2	3.37%
NFR and NFM		$481.7	3.67%		$343.1	3.33%		$365.2	3.59%

	Year Over Year Quarterly Comparison			Sequential Quarterly Comparison
	Increase (Decrease) Due to Change In:			Increase (Decrease) Due to Change In:
	Volume	Rate	Net	Volume	Rate	Net
Interest bearing deposits	$0.2	$(0.1)	$0.1	$0.8	$0.3	$1.1
Securities purchased under agreements to resell	0.2	–	0.2	(0.4)	–	(0.4)
Investments	5.4	9.4	14.8	8.0	5.8	13.8
Loans (including held for sale and net of credit balances of factoring clients)(2)(3)	112.0	2.0	114.0	127.2	11.9	139.1
Operating lease equipment, net (including held for sale)(4)	5.7	(13.5)	(7.8)	3.8	(4.0)	(0.2)
Indemnification assets	0.3	–	0.3	0.3	–	0.3
Total earning assets(2)	$123.8	$(2.2)	$121.6	$139.7	$14.0	$153.7
Deposits	$52.2	$(18.3)	$33.9	$33.0	$(12.1)	$20.9
Borrowings(5)	(2.0)	(26.8)	(28.8)	17.7	(23.5)	(5.8)
Total interest-bearing liabilities	$50.2	$(45.1)	$5.1	$50.7	$(35.6)	$15.1

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   105

Year to Date Average Balances(1) and Associated Income/Expense (dollars in millions)

	Nine Months Ended
	September 30, 2015			September 30, 2014
	Average Balance	Revenue / Expense	Average Rate (%)	Average Balance	Revenue / Expense	Average Rate (%)
Interest bearing deposits	$5,499.0	$11.9	0.29%	$5,138.7	$13.5	0.35%
Securities purchased under agreements to resell	535.0	2.3	0.57%	110.0	0.4	0.48%
Investments	1,911.3	26.9	1.88%	1,850.8	11.7	0.84%
Loans (including held for sale and net of credit balances of factoring clients)(2)(3)	21,784.7	961.1	5.88%	18,590.6	894.7	6.42%
Operating lease equipment, net (including held for sale)(4)	15,309.9	976.5	8.50%	14,573.0	936.9	8.57%
Indemnification assets	103.0	0.3	0.39%	–	–	–
Total earning assets(2)	$45,142.9	$1,979.0	5.85%	$40,263.1	1,857.2	6.15%
Deposits	$19,911.2	$234.3	1.57%	$13,544.9	$167.2	1.65%
Borrowings(5)	17,527.6	582.5	4.43%	18,566.0	642.1	4.61%
Total interest-bearing liabilities	$37,438.8	816.8	2.91%	$32,110.9	809.3	3.36%
NFR and NFM		$1,162.2	3.43%		$1,047.9	3.47%

	Year Over Year Comparison
	Increase (Decrease) Due To Change In:
	Volume	Rate	Net
Interest bearing deposits	$0.8	$(2.4)	$(1.6)
Securities purchased under agreements to resell	1.8	0.1	1.9
Investments	0.9	14.3	15.2
Loans (including held for sale)(2)(3)	102.5	(36.1)	66.4
Operating lease equipment, net (including held for sale)(4)	46.1	(6.5)	39.6
Indemnification assets	0.3	–	0.3
Total earning assets(2)	$152.4	$(30.6)	$121.8
Deposits	$75.1	$(8.0)	$67.1
Borrowings(5)	(34.5)	(25.1)	(59.6)
Total interest-bearing liabilities	$40.6	$(33.1)	$7.5

(1)	The average balances presented are derived based on month end balances during the year. Tax exempt income was not significant in any of the years presented. Average rates are impacted by FSA accretion and amortization.

(2)	The average balance and rate presented is calculated net of average credit balances for factoring clients.

(3)	Non-accrual loans and related income are included in the respective categories.

(4)	Operating lease rental income is a significant source of revenue; therefore, we have presented the rental revenues net of depreciation and net of Maintenance and other operating lease expenses.

(5)	Interest and average rates include FSA accretion, including amounts accelerated due to redemptions or extinguishments, and accelerated original issue discount on debt extinguishment related to the GSI facility.

Average earning assets increased 28% from the year-ago quarter and 27% from the prior quarter, principally from the OneWest Bank acquisition. The acquired earning assets totaled approximately $19 billion on August 3, 2015, the acquisition date. Absent the acquisition, growth in earning assets was modest, as FLA growth was more than offset by lower cash balances. Increased revenues generated by the acquired assets, accretion of $46 million resulting from the fair value discount on loans recorded for purchase accounting, along with the modest growth resulted in higher finance revenues that are up 16% from the year-ago quarter and 20% from the prior quarter. Overall, the yield on AEA was down which was driven by an increased mix of low rate cash and investments stemming from the acquisition. Although interest on loans was up as a result of the acquisition, yield compression in certain loan classes continues, as well as the absence of interest recoveries and lower prepayments. Yields by division are included in a forthcoming table in this section. We continued to grow our operating lease portfolio, which primarily consists of transportation related assets, aircraft and railcars, resulting in the higher average balance. Operating lease revenues and yields are discussed later in this section. Revenues generated on our cash deposits and investments are indicative of the existing low rate environment and were not significant in any of the periods. Revenues have grown in the third quarter as the investments from the acquisition, mostly MBSs, carry a higher rate of return than the portfolio, thus

106   CIT GROUP INC

increasing the yield in addition to accretion of $8 million resulting from the fair value discount on investments recorded for purchase accounting.

The increase in average interest bearing liabilities reflects the $14.5 billion of deposits acquired, along with growth both pre- and post-acquisition, and $3 billion of acquired borrowings, essentially all FHLB advances. While interest expense was up modestly in amount, the overall rate as a % of AEA was down from the year-ago quarter and prior quarter reflecting lower rates in nearly all deposit and borrowing categories and a higher mix of low cost deposits. Interest expense on deposits was up, driven by the higher balances and partially offset by a net benefit from purchase accounting accretion. The decline in rate was the result of the lower cost deposits from OneWest Bank. Interest expense on borrowings is a function of the product. Interest expense on borrowings was mostly impacted by the acquisition, which increased FHLB advances. FHLB advances had lower rates than our average borrowings in the year-ago quarter and prior quarter, thus reducing the average rate.

The composition of our funding was significantly impacted by the OneWest Bank acquisition. At September 30, 2015, deposits represented 63% of the total deposits and borrowing, while unsecured notes was 21% and secured borrowings was 16% (including structured financings at 10% and FHLB advances at 6%). These proportions will fluctuate in the future depending upon our funding activities. At June 30, 2015, deposits represented 51% of the total deposits and borrowing, while unsecured notes was 32%, structured financings was 16% and FHLB advances was less than 1%.

The following table details further the rates of interest bearing liabilities.

Deposits and Borrowings (dollars in millions)

	Quarter Ended September 30, 2015			Quarter Ended June 30, 2015			Quarter Ended September 30, 2014
	Average Balance	Interest Expense	Rate %	Average Balance	Interest Expense	Rate %	Average Balance	Interest Expense	Rate %
Deposits
CDs	$15,566.7	$71.2	1.83%	$11,019.4	$57.7	2.09%	$8,740.3	$46.0	2.11%
Interest-bearing checking	2,037.6	2.6	0.51%	–	–	–	–	–	–
Savings	4,472.8	11.0	0.98%	3,945.4	9.8	0.99%	3,564.0	8.5	0.95%
Money markets	4,143.2	8.5	0.82%	1,879.7	4.9	1.04%	1,853.0	4.7	1.01%
Total deposits*	26,220.3	93.3	1.42%	16,844.5	72.4	1.72%	14,157.3	59.2	1.67%
Borrowings
Unsecured notes	10,730.9	138.7	5.17%	10,732.7	138.6	5.17%	12,232.1	156.8	5.13%
Structured financings	5,532.7	46.8	3.38%	5,702.0	54.3	3.81%	5,962.4	59.0	3.96%
FHLB advances	1,994.7	1.7	0.34%	105.6	0.1	0.38%	235.8	0.2	0.34%
Total borrowings	18,258.3	187.2	4.10%	16,540.3	193.0	4.67%	18,430.3	216.0	4.69%
Total interest-bearing liabilities*	$44,478.6	$280.5	2.52%	$33,384.8	$265.4	3.18%	$32,587.6	$275.2	3.38%

*	Excludes certain deposits such as escrow accounts, security deposits, and other similar accounts, therefore totals may differ from other average balances included in this document.

Deposits and borrowings are also discussed in Funding and Liquidity. See Select Financial Data (Average Balances) section for more information on borrowing rates.

The following table depicts selected earning asset yields and margin related data for our segments, plus select divisions within the segments.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   107

Select Segment and Division Margin Metrics (dollars in millions)

	Quarters Ended			Nine Months Ended September 30,
	September 30, 2015	June 30, 2015	September 30, 2014	2015	2014
Transportation & International Finance
AEA	$20,068.4	$20,155.6	$19,893.7	$20,143.9	$18,969.1
Gross yield	11.57%	11.28%	11.46%	11.35%	11.69%
NFM	4.62%	4.32%	4.54%	4.40%	4.57%
AEA
Aerospace	$11,251.2	$11,643.3	$11,658.7	$11,614.1	$11,017.5
Rail	6,314.7	6,115.3	5,855.8	6,123.3	5,572.8
Maritime Finance	1,443.3	1,198.5	702.9	1,234.7	589.4
International Finance	1,059.2	1,198.5	1,676.3	1,171.8	1,789.4
Gross yield
Aerospace	10.98%	10.41%	10.87%	10.58%	11.33%
Rail	14.50%	14.65%	14.41%	14.58%	14.34%
Maritime Finance	5.04%	5.12%	5.00%	5.04%	5.11%
International Finance	9.25%	8.77%	8.08%	8.77%	7.91%
North America Banking
AEA	$20,808.0	$15,396.7	$15,745.5	$17,154.5	$14,940.6
Gross yield	5.85%	5.89%	6.11%	5.86%	6.16%
NFM	4.04%	3.44%	3.71%	3.66%	3.72%
AEA
Commercial Banking	$9,456.9	$7,031.7	$7,430.5	$7,835.4	$7,334.8
Commercial Real Estate	3,993.9	1,860.6	1,727.4	2,552.9	1,660.3
Equipment Finance	5,657.4	5,568.2	5,539.7	5,585.5	4,925.6
Commercial Services	833.0	936.2	1,047.9	888.6	1,019.9
Consumer Banking	866.8	–	–	292.1	–
Gross yield
Commercial Banking	4.86%	4.43%	5.15%	4.60%	5.21%
Commercial Real Estate	5.09%	4.00%	4.30%	4.54%	4.14%
Equipment Finance	8.47%	8.61%	8.03%	8.52%	8.49%
Commercial Services	5.22%	4.53%	5.76%	4.83%	5.06%
Consumer Banking	3.58%	–	–	3.55%	–
Legacy Consumer Mortgages
AEA	$3,912.6	$–	$–	$1,318.5	$–
Gross yield	6.42%	–	–	6.35%	–
NFM	4.99%	$–	$–	4.94%	$–
AEA
SFR mortgage loans	$3,321.9	$–	$–	$1,119.5	$–
Reverse mortgage loans	$590.7	$–	$–	$199.0	$–
Gross yield
SFR mortgage loans	5.68%	–	–	5.61%	–
Reverse mortgage loans	10.59%	–	–	10.47%	–
Non-Strategic Portfolios
AEA	$312.3	$464.6	$1,027.4	$430.1	$1,324.3
Gross yield	14.60%	13.26%	11.41%	13.95%	10.29%
NFM	6.79%	5.34%	2.80%	5.86%	2.14%

Gross yields (interest income plus rental income on operating leases as a % of AEA) in Aerospace increased from the prior quarter due to increased collections, loan prepayment benefits and a smaller cash balance, while gross yields in Rail were down sequentially, reflecting reduced utilization in energy-related railcars and portfolio growth. TIF International Finance margins may vary between quarterly periods due to strategic asset sales. In the current quarter, gross yields on NAB’s commercial assets declined from the year-ago quarter reflecting competitive pressures in certain industries, while NFM was up, benefiting from purchase accounting accretion and lower funding costs.

108   CIT GROUP INC

LCM was acquired as part of the OneWest Transaction. Gross yields in the SFR portfolio will generally be lower than those of the reverse mortgages. NSP contains run-off portfolios, and as a result, gross yields may vary due to asset sales and lower balances.

The yields in certain divisions of NAB and LCM for the 2015 third quarter also reflect the net accretion of purchase accounting discounts as follows: NAB divisions Commercial Banking $13 million, Commercial Real Estate $11 million, less than $1 million in Consumer Banking, and LCM $22 million.

The following table sets forth the details on net operating lease revenues.

Net Operating Lease Revenue as a % of Average Operating Leases (dollars in millions)

	Quarters Ended
	September 30, 2015		June 30, 2015		September 30, 2014
Rental income on operating leases	$539.3	14.14%	$531.7	14.19%	$535.0	14.28%
Depreciation on operating lease equipment	(159.1)	(4.17%)	(157.8)	(4.21%)	(156.4)	(4.17%)
Maintenance and other operating lease expenses	(55.9)	(1.47%)	(49.4)	(1.32%)	(46.5)	(1.24%)
Net operating lease revenue	$324.3	8.50%	$324.5	8.66%	$332.1	8.87%
Average Operating Lease Equipment (“AOL”)	$15,251.8		$14,990.7		$14,984.6

	Nine Months Ended September 30,
	2015		2014
Rental income on operating leases	$1,601.6	14.19%	$1,546.5	14.31%
Depreciation on operating lease equipment	(473.7)	(4.20%)	(462.5)	(4.28%)
Maintenance and other operating lease expenses	(151.4)	(1.34%)	(147.1)	(1.36%)
Net operating lease revenue	$976.5	8.65%	$936.9	8.67%
Average Operating Lease Equipment (“AOL”)	$15,053.4		$14,410.9

Net operating lease revenue was primarily generated from the commercial air and rail portfolios. Net operating lease revenue decreased compared to the year-ago quarter, primarily due to higher maintenance and other operating lease expenses. On average, lease renewal rates in the rail portfolio re-priced slightly higher than the prior year quarter, while the commercial aircraft portfolio has been re-pricing slightly lower.

Utilization was mixed compared to the prior quarter and down from a year ago. Sequentially, air utilization increased slightly to 98% of aircraft equipment leased or under a commitment at quarter-end while rail utilization declined from 98% to 97%, reflecting pressures mostly from energy related industries, a trend that is expected to continue. Utilization in both air and rail were down from a year ago. All of the 18 aircraft scheduled for delivery in the next 12 months and approximately 60% of the total railcar order-book have lease commitments.

Depreciation on operating lease equipment mostly reflects transportation equipment balances and includes amounts related to impairments on equipment in portfolio. Once a long-lived asset is classified as assets held for sale, depreciation expense is no longer recognized, and the asset is evaluated for impairment with any such charge recorded in other income. (See “Non-interest Income — Impairment on assets held for sale” for discussion on impairment charges). Consequently, net operating lease revenue includes rental income on operating lease equipment classified as assets held for sale, but there is no related depreciation expense. The amount of suspended depreciation on operating lease equipment in assets held for sale totaled $5 million, compared to $6 million for the year-ago quarter and $8 million for the prior quarter. Year to date, the amount of suspended depreciation totaled $21 million in 2015 and $13 million in 2014. Operating lease equipment in assets held for sale totaled $165 million, $288 million and $171 million at September 30, 2015, June 30, 2015, and September 30, 2014, respectively.

Maintenance and other operating lease expenses, which primarily relate to the rail portfolio and to a lesser extent aircraft re-leasing, was up on higher maintenance expenses in rail compared to the year-ago and prior quarters.

The factors previously noted affecting rental income, depreciation, and maintenance and other operating lease expenses drove the net operating lease revenue as a percent of AOL.

See “Expenses — Depreciation on operating lease equipment” and “Concentrations — Operating Leases” for additional information.

Upon emergence from bankruptcy in 2009, CIT applied Fresh Start Accounting (FSA) in accordance with GAAP. The most significant remaining discount at September 30, 2015, related to operating lease equipment ($1.3 billion related to rail operating lease equipment and $0.6 billion to aircraft operating lease equipment). The discount on the operating lease equipment was, in effect, an impairment of the operating lease equipment upon emergence from bankruptcy, as the assets were recorded at their fair value, which was less than their carrying value. The recording of the FSA adjustment reduced the asset balances subject to depreciation and thus decreases depreciation expense over the remaining useful life of the operating lease equipment or until it is sold.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   109

CREDIT METRICS

Non-accrual loans were $215 million (0.66% of finance receivables), up from $198 million (1.01%) at June 30, 2015 and $161 million (0.82%) at December 31, 2014. Non-accrual loans rose modestly over the prior quarter due to the addition of a few discrete loans in NAB, including one loan in the energy portfolio, partially offset by a reduction from the sale of the Mexico business. If oil prices remain at current levels, the portfolio could see additional downward credit migration. The change in the percentage reflects the impact of the acquired assets, discussed below. Non-accruals are discussed later in this section.

Loans acquired in the OneWest Transaction were recorded at estimated fair value at the time of acquisition. Credit losses were included in the determination of estimated fair value and were effectively recorded as purchase accounting discounts on loans as part of the fair value of the finance receivables. For PCI loans, a portion of the discount attributable to embedded credit losses of both principal and future interest was recorded as non-accretable discount and is utilized as such losses occur. Any incremental deterioration on these loans results in incremental provisions or charge-offs. Improvements or an increase in forecasted cash flows in excess of the non-accretable discount reduces any allowance on the loan established after the acquisition date. Once such allowance (if any) has been reduced, the non-accretable discount is reclassified to accretable discount and is recorded as finance income over the remaining life of the account. For non-PCI loans, an allowance for loan losses is established to the extent our estimate of inherent loss exceeds the remaining purchase accounting discount.

The Provision for credit losses reflects loss adjustments related to loans recorded at amortized cost, off-balance sheet commitments, and related reimbursements under indemnification agreements. The provision for credit losses was $50 million, compared to $38 million in the year-ago quarter and $18 million in the prior quarter. The provision for credit losses was up from both the prior and year-ago quarters and reflects the reserve build on loan growth and a slight increase in the reserve resulting from the quarter’s purchase accounting accretion on loans. In addition, the provision was elevated in the current quarter from the establishment of reserves on certain acquired non-credit impaired loans in the initial period post acquisition.

Net charge-offs of $61 million (0.86% of average finance receivables (“AFR”) in the current quarter included $40 million related to receivables transferred to assets held for sale. Excluding assets moved to held for sale, net charge-offs were $21 million, relatively consistent with the prior quarter. Recoveries of $6 million were down from $11 million in the prior quarter and unchanged from the year-ago quarter.

The following table presents detail on our allowance for loan losses, including charge-offs and recoveries and provides summarized components of the provision and allowance:

Allowance for Loan Losses and Provision for Credit Losses (dollars in millions)

	Quarters Ended			Nine Months Ended September 30,
	September 30, 2015	June 30, 2015	September 30, 2014	2015	2014
Allowance — beginning of period	$350.9	$356.5	$341.0	$346.4	$356.1
Total provision for credit losses	49.9	18.4	38.2	102.9	85.1
Other(1)	(4.5)	(0.5)	(2.3)	(8.6)	(7.5)
Net additions	45.4	17.9	35.9	94.3	77.6
Gross charge-offs(2)	(67.4)	(34.2)	(25.2)	(128.2)	(98.7)
Recoveries	6.1	10.7	6.0	22.5	22.7
Net Charge-offs	(61.3)	(23.5)	(19.2)	(105.7)	(76.0)
Allowance — end of period	$335.0	$350.9	$357.7	$335.0	$357.7
Loans
Transportation & International Finance	$3,305.5	$3,717.1	$3,687.7
North America Banking	23,501.3	15,932.2	16,098.0
Legacy Consumer Mortgages	5,599.4	–	–
Non-Strategic Portfolios	–	–	0.1
Total loans	$32,406.2	$19,649.3	$19,785.8
Allowance
Transportation & International Finance	$31.8	$58.0	$46.5
North America Banking	302.8	292.9	311.2
Legacy Consumer Mortgages	0.4	–	–
Total allowance	$335.0	$350.9	$357.7

110   CIT GROUP INC

Allowance for Loan Losses and Provision for Credit Losses (dollars in millions) (continued)

	Quarters Ended			Nine Months Ended September 30,
Provision for Credit Losses	September 30, 2015	June 30, 2015	September 30, 2014	2015	2014
Specific reserves on impaired loans	$9.5	$2.7	$3.3	$14.5	$(4.9)
Non-specific reserves	(20.9)	(7.8)	15.7	(17.3)	14.0
Net charge-offs	61.3	23.5	19.2	105.7	76.0
Total	$49.9	$18.4	$38.2	$102.9	$85.1

Allowance for Loan Losses	September 30,	June 30,	September 30,
	2015	2015	2014
Specific reserves on impaired loans	$18.3	$17.5	$25.5
Non-specific reserves	316.7	333.4	332.2
Total	$335.0	$350.9	$357.7
Ratio
Allowance for loan losses as a percentage of total loans	1.03%	1.79%	1.81%
Allowance for loan losses as a percent of finance receivable/commercial	1.31%	1.79%	1.81%
Allowance for loan losses plus principal loss discount as a percent of finance receivables (before the principal loss discount)/commercial	1.82%	1.79%	1.81%
Allowance for loan losses as a percent of finance receivables/consumer	11.27%	–	–

(1)	Includes amounts related to reserves on unfunded loan commitments and letters of credit, and for deferred purchase agreements, which are reflected in Other Liabilities, as well as foreign currency translation adjustments. These Other Liabilities totaled $41 million, $37 million and $33 million at September 30, 2015, June 30, 2015 and September 30, 2014, respectively.

(2)	Gross charge-offs of $40 million, $2 million and $11 million for the quarters ended September 30, 2015, June 30, 2015 and September 30, 2014, respectively, related to the transfer of receivables to assets held for sale. For the nine months ended September 30, 2015 and 2014, gross charge-offs include $53 million and $36 million, respectively, related to the transfer of receivables to assets held for sale.

The allowance for loan losses (“ALLL”) was $335 million (1.03% of finance receivables, 1.22% excluding loans subject to loss sharing agreements with the FDIC) at September 30, 2015, compared to $351 million (1.79%) at June 30, 2015 and $358 million (1.81%) at September 30, 2014. The decrease of $16 million in the allowance from the prior quarter is primarily due to the decline in non-specific reserves associated with assets transferred to held for sale, partially offset by reserve build on new loans and on certain acquired non-credit impaired loans. The decline in the percentage of allowance to finance receivables reflects the OneWest Bank acquisition, which added $14 billion of loans at fair value with no related allowance at the time of acquisition. Including the impact of the principal loss discount on credit impaired loans, which absorbs credit losses on the discounted loans, the commercial loan allowance to finance receivables was 1.82%. The consumer loans ratio was 11.27% as most of the consumer loans purchased were credit impaired and are partially covered by loss share agreements with the FDIC.

In the previous table, we added new allowance metrics to assist in explaining the impact of the acquired portfolio on our ALLL coverage ratio given the impact of adding the OneWest Bank portfolio at fair value and the addition of consumer loans.

Due to the acquisition during the quarter, we updated our reserving policies to accommodate the OneWest Bank asset classes. See Note 1 — Business and Summary of Significant Accounting Policies for discussion on policies relating to the allowance for loan losses in Item 1. Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   111

The following table presents charge-offs, by class and business segment. See Results by Business Segment for additional information.

Charge-offs as a Percentage of Average Finance Receivables by Class (dollars in millions)

	Quarters Ended						Nine Months Ended September 30,
	September 30, 2015		June 30, 2015		September 30, 2014		2015		2014
Gross Charge-offs
Transportation Finance	$0.1	0.01%	$0.6	0.08%	$0.7	0.12%	$0.8	0.03%	$0.7	0.04%
International Finance	28.2	20.10%	2.3	1.52%	3.8	1.39%	33.6	8.98%	34.0	3.14%
Transportation & International Finance	28.3	2.97%	2.9	0.32%	4.5	0.52%	34.4	1.27%	34.7	1.31%
Commercial Banking	9.5	0.41%	17.0	0.99%	12.0	0.66%	37.5	0.65%	26.4	0.50%
Equipment Finance	27.2	2.28%	10.6	0.89%	8.0	0.69%	49.7	1.41%	25.5	0.83%
Commercial Services	0.9	0.15%	3.7	0.62%	0.7	0.11%	5.1	0.28%	4.6	0.26%
North America Banking	37.6	0.71%	31.3	0.79%	20.7	0.52%	92.3	0.70%	56.5	0.50%
Legacy Consumer Mortgages	1.5	0.16%	–	–	–	–	1.5	0.16%	–	–
Non-Strategic Portfolios	–	–	–	–	–	–	–	–	7.5	5.04%
Total	$67.4	0.94%	$34.2	0.70%	$25.2	0.52%	$128.2	0.76%	$98.7	0.69%
Recoveries
Transportation Finance	$–	–	$–	–	$–	–	$0.1	–	$0.2	0.01%
International Finance	1.1	0.74%	5.6	3.64%	0.6	0.25%	8.3	2.04%	4.5	0.42%
Transportation & International Finance	1.1	0.11%	5.6	0.61%	0.6	0.08%	8.4	0.31%	4.7	0.18%
Commercial Banking	0.6	0.02%	1.2	0.07%	–	–	1.8	0.03%	0.5	0.02%
Equipment Finance	3.7	0.30%	3.5	0.30%	4.4	0.38%	10.9	0.80%	13.1	0.43%
Commercial Services	0.4	0.07%	0.4	0.05%	0.3	0.04%	1.1	0.06%	2.1	0.11%
North America Banking	4.7	0.09%	5.1	0.13%	4.7	0.12%	13.8	0.10%	15.7	0.14%
Legacy Consumer Mortgages	0.3	0.04%	–	–	–	–	0.3	0.03%	–	–
Non-Strategic Portfolios	–	–	–	–	0.7	NM	–	–	2.3	1.48%
Total	$6.1	0.08%	$10.7	0.22%	$6.0	0.13%	$22.5	0.13%	$22.7	0.16%
Net Charge-offs(1)
Transportation Finance	$0.1	0.01%	$0.6	0.08%	$0.7	0.12%	$0.7	0.03%	$0.5	0.03%
International Finance	27.1	19.36%	(3.3)	(2.12)%	3.2	1.14%	25.3	6.26%	29.5	2.72%
Transportation & International Finance	27.2	2.86%	(2.7)	(0.29)%	3.9	0.44%	26.0	0.96%	30.0	1.13%
Commercial Banking	8.9	0.39%	15.8	0.92%	12.0	0.66%	35.7	0.62%	25.9	0.48%
Equipment Finance	23.5	1.98%	7.1	0.59%	3.6	0.31%	38.8	1.11%	12.4	0.40%
Commercial Services	0.5	0.08%	3.3	0.57%	0.4	0.07%	4.0	0.22%	2.5	0.15%
North America Banking	32.9	0.62%	26.2	0.66%	16.0	0.40%	78.5	0.60%	40.8	0.36%
Legacy Consumer Mortgages	1.2	0.12%	–	–	–	–	1.2	0.13%	–	–
Non-Strategic Portfolios	–	–	–	–	(0.7)	NM	–	–	5.2	3.56%
Total	$61.3	0.86%	$23.5	0.48%	$19.2	0.39%	$105.7	0.63%	$76.0	0.53%

(1)	TIF charge-offs related to the transfer of receivables to assets held for sale for the quarter ended September 30, 2015 totaled $26 million, and was less than $1 million each of the first two quarters. TIF charge-offs for the nine months ended September 30, 2014 included $12 million, related to the transfer of receivables to assets held for sale. NAB charge-offs for the quarters ended September 30, 2015 and June 30, 2015 included $14 million and $1 million, respectively, and $27 million year to date, related to the transfer of receivables to assets held for sale. For the quarter and nine months ended September 30, 2014, the respective amounts were $11 million and $17 million. NSP charge-offs for the nine months ended September 30, 2014 included $7 million related to the transfer of receivables to assets held for sale.

112   CIT GROUP INC

Net charge-offs in the current quarter included $40 million related to the transfer of receivables to AHFS, primarily due to the Canada and China portfolios. Excluding assets moved to held for sale, net charge-offs were $21 million, relatively consistent with the prior quarter. Net charge-offs for the prior quarter primarily reflect an energy account in NAB, while the year-ago quarter was primarily amounts related to assets transferred to AHFS.

Recoveries were down from the prior quarter and unchanged from the year-ago quarter. Recoveries were up in the prior quarter in the international portfolio of TIF. Charge-offs associated with AHFS do not generate future recoveries as the loans are generally sold before recoveries can be realized and any gains on sales are reported in Other Income.

The tables below present information on non-accruing loans, which includes loans related to assets held for sale for each period, and when added to OREO and other repossessed assets, sums to non-performing assets. PCI loans are excluded from these tables as they are written down at acquisition to their fair value using an estimate of cashflows deemed to be collectible. Accordingly, such loans are no longer classified as past due or non-accrual even though they may be contractually past due because we expect to fully collect the new carrying values of these loans.

Non-accrual and Accruing Past Due Loans (dollars in millions)

	September 30, 2015	December 31, 2014
Non-accrual loans
Commercial
U.S.	$148.7	$71.9
Foreign	66.0	88.6
Non-accrual loans	$214.7	$160.5
Troubled Debt Restructurings
U.S.	$24.5	$13.8
Foreign	4.8	3.4
Restructured loans	$29.3	$17.2
Accruing loans past due 90 days or more	$10.6	$10.3

Non-accrual Loans as a Percentage of Finance Receivables (dollars in millions)

	September 30, 2015		December 31, 2014
Transportation Finance	$4.7	0.14%	$0.1	–
International Finance	47.4	NM	37.1	5.93%
Transportation & International Finance	52.1	1.58%	37.2	1.05%
Commercial Banking	84.6	1.01%	30.9	0.45%
Equipment Finance	67.6	1.58%	70.0	1.48%
Commercial Real Estate	4.1	0.08%	–	–
North America Banking	156.3	0.67%	100.9	0.63%
Single Family Residential Mortgages	1.8	0.04%	–	–
Legacy Consumer Mortgages	1.8	0.03%	–	–
Non-Strategic Portfolios	4.5	NM	22.4	NM
Total	$214.7	0.66%	$160.5	0.82%

NM—Not meaningful; Non-accrual loans include loans held for sale. NSP non-accrual loans at September 30, 2015 and December 31, 2014, and International Finance at September 30, 2015 reflected loans held for sale; since portfolio loans were insignificant, no % is displayed.

Non-accrual loans rose modestly over the prior quarter due to the addition of a few discrete loans in NAB, including one loan in the energy portfolio, partially offset by a reduction from the sale of the Mexico business. Non-accrual loans at September 30, 2015 was up from December 31, 2014, mostly due to Commercial Banking, with energy related accounts driving the increase. The entire NSP portfolio and the remaining international finance portfolio in TIF at September 30, 2015, were classified as held for sale, therefore the percentage of non-accrual loans to finance receivables is not meaningful (NM). Real estate owned as a result of foreclosures of secured mortgage loans was $122 million at September 30, 2015 and recorded in the Legacy Consumer Mortgage segment acquired with the OneWest Bank transaction.

Approximately 55% of our non-accrual accounts were paying currently compared to 54% at December 31, 2014. Our impaired loan carrying value (including PAA discount, specific reserves and charge-offs) to estimated outstanding unpaid principal balances approximated 79%, compared to 68% at December 31, 2014. For this purpose, impaired

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   113

loans are comprised principally of non-accrual loans over $500,000 and TDRs.

Total delinquency (30 days or more) was 0.87% of finance receivables compared to 1.7% at December 31, 2014 due primarily to the increase in finance receivables due to the OneWest acquisition.

Foregone Interest on Non-accrual Loans and Troubled Debt Restructurings (dollars in millions)

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	U.S.	Foreign	Total	U.S.	Foreign	Total
Commercial:
Interest revenue that would have been earned at original terms	$18.8	$7.1	$25.9	$26.9	$10.6	$37.5
Less: Interest recorded	(2.9)	(2.0)	(4.9)	(9.4)	(3.1)	(12.5)
Foregone interest revenue	$15.9	$5.1	$21.0	$17.5	$7.5	$25.0

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

The tables that follow reflect loan carrying values of accounts that have been modified, excluding PCI loans.

Troubled Debt Restructurings and Modifications (dollars in millions)

	September 30, 2015		December 31, 2014
		% Compliant		% Compliant
Troubled Debt Restructurings(1)
Commercial
Deferral of principal and/or interest	$5.5	94%	$6.0	96%
Covenant relief and other	23.8	83%	11.2	83%
Total TDRs	$29.3	85%	$17.2	88%
Percent non-accrual	86%		75%

		% Compliant		% Compliant
Modifications(1)
Commercial
Extended maturity	$0.2	100%	$0.1	100%
Covenant relief	36.6	90%	70.9	100%
Interest rate increase/additional collateral	9.6	100%	25.1	100%
Other	135.0	97%	58.3	100%
Total Modifications	$181.4	96%	$154.4	100%
Percent non-accrual	10%		10%

(1)	Table depicts the predominant element of each modification, which may contain several of the characteristics listed.

The increase in modifications reflects the addition of OneWest Bank credits and a few larger accounts, and the extension of additional funds to previously modified loans that were in compliance with the modified terms.

Purchased Credit-Impaired Loans

PCI loan portfolios were initially recorded at estimated fair value with no allowance for loan losses carried over, since the initial fair values reflected credit losses expected to be incurred over the remaining lives of the loans. The acquired loans are subject to the Company’s internal credit review.

PCI loans, TDRs and other credit quality information is included in Note 3 — Loans in Item 1. Consolidated Financial Statements.

114   CIT GROUP INC

NON-INTEREST INCOME

As presented in the following table, Non-interest Income includes Rental Income on Operating Leases and Other Income. As discussed below, Other income was impacted by the inclusion of OneWest Bank activity for two months during the quarter and nine months ended September 30, 2015.

Non-interest Income (dollars in millions)

	Quarters Ended			Nine Months Ended September 30,
	September 30, 2015	June 30, 2015	September 30, 2014	2015	2014
Rental income on operating leases	$539.3	$531.7	$535.0	$1,601.6	$1,546.5
Other Income:
Factoring commissions	30.9	27.0	31.1	87.4	88.0
Gains on sales of leasing equipment	30.7	21.5	22.0	84.2	46.4
Fee revenues	28.3	25.3	23.6	76.2	67.0
Gain on investments	2.0	3.8	5.3	6.5	14.4
Loss on OREO sales	(3.2)	–	–	(3.2)	–
(Loss) gains on loan and portfolio sales	(14.7)	2.1	9.8	(6.0)	17.8
Net losses on derivatives and foreign currency exchange	(20.4)	(5.0)	(22.8)	(35.1)	(21.6)
Impairment on assets held for sale	(23.6)	(11.0)	(54.1)	(44.7)	(69.5)
Other revenues	9.2	(0.2)	9.3	23.8	46.5
Total other income	39.2	63.5	24.2	189.1	189.0
Total non-interest income	$578.5	$595.2	$559.2	$1,790.7	$1,735.5

Rental income on operating leases from equipment we lease is recognized on a straight line basis over the lease term. Rental income is discussed in “Net Finance Revenues” and “Results by Business Segment”.

Other income increased from the year-ago quarter and declined from the prior quarter, reflecting the following:

Factoring commissions were flat with the year-ago quarter, reflecting little change in factoring volumes, and up from the prior quarter on higher seasonal factored volumes. Factoring volume was $6.8 billion in 2015, up slightly from $6.7 billion in the year-ago quarter and up from $5.8 billion for the prior quarter.

Gains on sales of leasing equipment was mainly generated from Rail during the quarter and resulted from approximately $400 million of equipment sales in the third quarter of 2015, $212 million in the year-ago quarter, and $155 million in the prior quarter. Gains as a percentage of equipment sold, which will vary based on the type and age of equipment sold, decreased from last quarter and were above the year-ago quarter. Equipment sales for the third quarter of 2015 included $339 million in TIF, mostly aircraft, and $60 million in NAB. Equipment sales for the year-ago quarter mainly consisted of $130 million in TIF, $79 million in NAB, and a small amount in NSP. Equipment sales for the prior quarter mainly consisted of approximately $97 million in TIF, mostly aircraft, and $56 million in NAB.

Fee revenues include fees on lines of credit and letters of credit, capital markets-related fees, agent and advisory fees, and servicing fees for the assets that we sell, but, for which retain servicing. As a result of the acquisition, banking fee products expanded and include items such as cash management fees and account fees but had little impact in the quarter. Fee revenues are mainly driven by our NAB segment.

(Losses) gains on loan and portfolio sales in the third quarter of 2015 resulted from sales of $321 million, which included the sale of the Mexico business of $185 million in NSP which included the loss on CTA recognition of $19 million. The remaining sales were primarily in NAB. The year-ago quarter sales reflected $224 million of sales, with $157 million in NAB, $64 million in TIF, and a small amount in NSP. The prior quarter sales totaled $37 million, essentially all in NAB.

Gains on investments primarily reflected sales of equity investments that were received as part of a lending transaction or, in some cases, a workout situation. The gains were mostly in NAB.

(Losses) gains on derivatives and foreign currency exchange includes Transactional foreign currency movements that resulted in losses of $31 million in the current quarter driven by the strengthening of the U.S. currency against the Canadian dollar and U.K. Pound Sterling, gains of $30 million in the prior quarter and losses of $85 million in the year-ago quarter. The impact of these transactional foreign currency movements was offset by gains of $41 million in the current quarter, losses of $39 million in the prior quarter, and partially offset by gains of $80 million in the year-ago quarter on derivatives that economically hedge foreign currency movements and other exposures. Valuation of the derivatives within the GSI facility resulted in losses of $(24) million in the current quarter, $(6) million in the prior quarter, and $(13) million in the year-ago quarter. In addition, there were losses of $(6) million in the current quarter, gains of $10 million in the prior quarter, and losses of $(4) million in the year-ago quarter on the realization of CTA amounts from accumulated other comprehensive loss due to translational adjustments related to liquidating entities. As of September 30, 2015, of the aggregate pre-tax CTA losses included in

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   115

accumulated other comprehensive loss of $75 million, there was approximately $55 million related to the Brazil, U.K., Canada and China portfolios in AHFS. In conjunction with the closing of the transactions, certain CTAs will be recognized as a reduction to income, with the pre-tax amount charged to other income and the tax effect in the provision for income taxes. The CTA amounts will fluctuate until the transactions are completed. For additional information on the impact of derivatives on the income statement, refer to Note 10 — Derivative Financial Instruments in Item 1. Consolidated Financial Statements.

Loss on OREO sales reflects adjustments to the carrying value of OREO assets. OREO properties were acquired in the OneWest Transaction and pertain to the mortgage portfolios.

Impairment on assets held for sale in the current quarter mostly relates to the movement of the Canada portfolio in NAB to AHFS and an impairment of associated goodwill, while prior quarters primarily related to the Mexico and Brazil portfolios held for sale in NSP, and the year-ago balance related mostly to aerospace assets and international portfolios in TIF. Impairment charges are also recorded on operating lease equipment in AHFS. When an operating lease asset is classified as held for sale, depreciation expense is suspended and the asset is evaluated for impairment with any such charge recorded in other income. (See Other Expenses for related discussion on depreciation on operating lease equipment.)

Other revenues included items that are more episodic in nature, such as gains on work-out related claims, proceeds received in excess of carrying value on non-accrual accounts held for sale, which were repaid or had another workout resolution, insurance proceeds in excess of carrying value on damaged leased equipment, and also includes income from joint ventures. The prior quarter included a $9 million charge, as the favorable resolution of an uncertain tax position (reflected as a benefit to the tax provision) resulted in the write-off of an associated other receivable. The year-ago year to date included the remaining accretion of a counterparty receivable of $11 million.

NON-INTEREST EXPENSES

As discussed below, certain operating expenses were impacted by the inclusion of OneWest Bank activity for two months during the quarter and nine months ended September 30, 2015.

Non-Interest Expenses (dollars in millions)

	Quarters Ended			Nine Months Ended September 30,
	September 30, 2015	June 30, 2015	September 30, 2014	2015	2014
Depreciation on operating lease equipment	$159.1	$157.8	$156.4	$473.7	$462.5
Maintenance and other operating lease expenses	55.9	49.4	46.5	151.4	147.1
Operating expenses:
Compensation and benefits	$160.4	$135.6	$130.3	$442.5	$394.9
Professional fees	57.3	20.8	22.0	97.6	56.9
Technology	29.9	24.9	21.2	77.1	63.1
Net occupancy expense	14.8	8.6	9.1	32.8	26.5
Advertising and marketing	7.4	6.7	7.5	23.2	23.7
Other	54.0	36.8	34.8	126.0	102.7
Operating expenses, excluding restructuring costs and intangible asset amortization	323.8	233.4	224.9	799.2	667.8
Provision for severance and facilities exiting activities	5.1	1.1	9.2	5.2	24.7
Intangible assets amortization	5.0	0.5	0.4	6.1	0.5
Total operating expenses	333.9	235.0	234.5	810.5	693.0
Loss on debt extinguishments	0.3	0.1	–	0.4	0.4
Total non-interest expenses	$549.2	$442.3	$437.4	$1,436.0	$1,303.0
Headcount	4,960	3,360	3,330
Operating expenses excluding restructuring costs and intangible amortization as a % of AEA(1)	2.47%	2.27%	2.20%	2.36%	2.21%
Net efficiency ratio(1)	62.2%	57.4%	57.8%	59.1%	54.0%

(1)	Non-GAAP measure, see reconciliation of non-GAAP to GAAP financial information.

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

116   CIT GROUP INC

margin. See “Non-interest Income” for impairment charges on operating lease equipment classified as held for sale.

Maintenance and other operating lease expenses primarily relate to the rail portfolio and to a lesser extent aircraft re-leasing in TIF, and was up on higher maintenance expenses in rail compared to the year-ago and prior quarters. The majority of the maintenance expenses are railcar fleet related. CIT Rail provides railcars primarily pursuant to full-service lease contracts under which CIT Rail as lessor is responsible for railcar maintenance and repair. Under our aircraft leases, the lessee is generally responsible for normal maintenance and repairs, airframe and engine overhauls, compliance with airworthiness directives, and compliance with return conditions of aircraft on lease. As a result, aircraft operating lease expenses primarily relate to transition costs incurred in connection with re-leasing an aircraft.

Operating expenses increased compared to the year-ago quarter and prior quarter, mostly due to the acquisition of OneWest Bank, which added approximately $67 million in costs for two months. In addition the quarter saw elevated costs of $24 million for transaction costs to close the acquisition (included in professional fees) and an increase in FDIC insurance costs resulting from the acquisition partially offset by savings from the completion of the Mexico business sale. Operating expenses reflect the following changes:

n	Compensation and benefits increased from the year-ago and prior quarters, reflecting the impact of the net increase of 1,600 employees, primarily associated with the OneWest Bank acquisition.

n	Professional fees include legal and other professional fees such as tax, audit, and consulting services and increased from the year-ago and prior quarters. The increase resulted from the acquisition, including $24 million in transaction costs in addition to other integration related costs, and exits of our non-strategic portfolios.

n	Technology and Net occupancy expense increased primarily due to the OneWest acquisition.

n	Advertising and marketing expenses include costs associated with raising deposits. Bank advertising and marketing costs totaled $5 million, compared to $5 million in the year-ago quarter, and $4 million in the prior quarter. Year-to-date, CIT Bank advertising and marketing costs totaled $16 million in 2015 and $17 million in 2014.

n	Provision for severance and facilities exiting activities reflects costs associated with various efficiency initiatives and in the quarter related primarily to the OneWest Bank acquisition.

n	Amortization of intangible assets increased, reflecting the additional intangible assets recorded in the OneWest Transaction. See Note 23 — Goodwill and Intangible Assets in Item 1. Consolidated Financial Statements, which displays the intangible assets by type and segment, and describes the accounting methodologies.

n	Other expenses include items such as travel and entertainment, corporate insurance, FDIC assessments, office equipment and supplies costs and taxes other than income taxes.

We completed the sale of our Mexico business and have separate agreements to sell our businesses in Brazil and the U.K., both of which may close in the fourth quarter of 2015. We also decided to exit certain businesses in Canada (within NAB) and China (within TIF).

INCOME TAXES

Income Tax Data (dollars in millions)

	Quarters Ended			Nine Months Ended September 30,
	September 30, 2015	June 30, 2015	September 30, 2014	2015	2014
Provision for income taxes, before discrete items	$32.6	$44.8	$(0.6)	$119.6	$25.0
Discrete items	(592.6)	(7.0)	(400.6)	(597.8)	(394.6)
(Benefit) provision for income taxes	$(560.0)	$37.8	$(401.2)	$(478.2)	$(369.6)
Effective tax rate	(409.7)%	24.7%	(344.1)%	(109.4)%	(80.6)%

The 2015 tax provisions reflects federal and state income taxes in the U.S. as well as taxes on the earnings of certain international operations. The income tax provision before impact of discrete items was higher in the quarter and prior quarter, as compared to the year-ago quarter, primarily driven by the recognition of federal and state income tax expense on domestic earnings. Due to the partial release of the valuation allowance on the U.S. federal net deferred tax assets in 2014, the 2015 effective income tax rate of 27% before the impact of discrete tax items includes the recognition of U.S. federal and state income taxes.

The net discrete tax benefits for the current quarter and nine months ended September 30, 2015 primarily included:

n	$647 million tax benefit recorded in the third quarter corresponding to a reduction to the U.S. federal deferred tax asset valuation allowance after considering the impact on earnings of the OneWest acquisition to support the Company’s ability to utilize the U.S. federal net operating losses,

n	$28 million tax expense including interest and penalties recorded in the third quarter related to an uncertain tax position taken on certain prior year international tax returns, and

n	$28 million tax expense recorded in the third quarter related to establishment of domestic and international deferred tax liabilities consequent to Management’s

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   117

decision to no longer assert its intent to indefinitely reinvest its unremitted earnings in China, and

n	$9 million tax benefit recorded in the prior quarter corresponding to a reduction of certain tax reserves upon the receipt of a favorable tax ruling on an uncertain tax position taken on prior years’ tax returns.

Included in the year ago quarter and nine months period discrete tax benefit of $400.6 million and $394.6 million, respectively, was a $375 million tax benefit relating to the reduction to the U.S. net federal deferred tax asset valuation allowance, and approximately a $30 million tax benefit related to an adjustment to the U.S. federal and state valuation allowances due to the acquisition of Direct Capital, offset partially by other miscellaneous net tax expense items.

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

As noted in our 2014 Annual Report on Form 10-K, management concluded that it was more likely than not that the Company would generate sufficient taxable income based on management’s long-term forecast of future U.S. taxable income within the applicable carry-forward periods to support partial utilization of the U.S. federal and U.S. state NOLs. The forecast of future taxable income for the Company reflected a long-term view of growth and returns that management believed is more likely than not of being realized.

However, the Company retained a valuation allowance of $1.0 billion against its U.S. net deferred tax assets at December 31, 2014. Of the $1.0 billion domestic valuation allowance, approximately $0.7 billion was against the deferred tax asset on the U.S. federal NOLs and $0.3 billion was against the deferred tax asset on the U.S. state NOLs.

The ability to recognize the remaining valuation allowances against the U.S. federal and state NOLs, and capital loss carry-forwards net deferred tax assets will be evaluated on a quarterly basis to determine if there are any significant events that would affect our ability to utilize these deferred tax assets. If events are identified that affect our ability to utilize our deferred tax assets, the analysis will be updated to determine if any adjustments to the valuation allowances are required. Such events may include acquisitions that support the Company’s long-term business strategies while also enabling it to accelerate the utilization of its net operating losses, as evidenced by the acquisition of Direct Capital Corporation in 2014 and the recently completed acquisition of OneWest Bank.

Based on the acquisition of OneWest during the current quarter, Management updated the Company’s long-term forecast of future U.S. taxable income to include the impact of this acquisition. The updated long-term forecast supports the utilization of all of the U.S. federal NOLs prior to their expiration. Accordingly, Management concluded that it is more likely than not that the Company will generate sufficient future taxable income within the applicable carry-forward periods to enable the Company to reverse the remaining $690 million of U.S. federal valuation allowance, $647 million of which is recorded as a discrete item in the current quarter, and the remainder has been included in the annual effective tax rate as normal course as the Company recognizes additional U.S. taxable income related to the OneWest acquisition.

The Company also evaluated the impact of the OneWest acquisition on its ability to utilize the NOLs of its state income tax reporting entities and concluded that no additional reduction to the U.S. state valuation allowance is required. These state income tax reporting entities include both combined unitary state income tax reporting entities and separate state income tax reporting entities in various jurisdictions. The Company analyzed the state net operating loss carry-forwards for each of these reporting entities to determine the amounts that are expected to expire unused. Based on this analysis, it was determined that the valuation allowance was still required on U.S. state deferred tax assets on certain net operating loss carry-forwards. The negative evidence supporting this conclusion is as follows:

n	Separate State filing entities remained in a three year cumulative loss.

n	State NOLs expiration periods vary in time and availability

The Company maintained a valuation allowance of $141 million against certain international reporting entities’ net deferred tax assets at December 31, 2014. In the current reporting period, uncertainties surrounding the Company’s future international business operations, the recent international platform rationalizations, and the “cumulative losses in recent years” have made it challenging to reliably project future taxable income. Management will continue to assess the forecast of future taxable income as the business plans for the international operations evolve and evaluate potential tax planning strategies to utilize these net deferred tax assets. However, as of this reporting period, the negative evidence continues to outweigh the positive evidence and the Company continues to maintain a full valuation allowance on these entities’ net deferred tax assets.

See Note 18 — Income Taxes in Item 1. Consolidated Financial Statements for additional information, including deferred tax assets.

118   CIT GROUP INC

RESULTS BY BUSINESS SEGMENT

SEGMENT REPORTING UPDATES

Operations of the acquired OneWest Bank are included with the activities within the NAB segment (previously North American Commercial Finance) and in a new segment, LCM. See Background for detailed summary of segment changes and Note — 2 Acquisition and Disposition Activities and Note 22 — Business Segment Information in Item 1. Consolidated Financial Statements.

In conjunction with the OneWest Transaction, we changed our approach of defining AEA to include other revenue generating assets, such as interest-earning cash deposits, investments, and the newly acquired indemnification assets. These additional balances have grown in significance, or are new due to the acquisition, and are now included in our determination of AEA, which impacts any metrics that include AEA in their calculation, such as net finance margin. Prior period balances and percentages have been updated to conform to the current period presentation.

Transportation & International Finance (TIF)

TIF includes four divisions: aerospace (commercial air and business air), rail, maritime finance, and international finance. Revenues generated by TIF include rents collected on leased assets, interest on loans, fees, and gains from assets sold.

Aerospace—Commercial Air provides aircraft leasing, lending, asset management, and advisory services for commercial and regional airlines around the world. We own and finance a fleet of 347 aircraft and have about 100 clients in approximately 50 countries.

Aerospace—Business Air offers financing and leasing programs for corporate and private owners of business jets.

Rail leases railcars and locomotives to railroads and shippers throughout North America, and Europe. Our operating lease fleet consists of over 124,000 railcars and 400 locomotives and we serve over 650 customers.

Maritime Finance offers secured loans to owners and operators of oceangoing and inland cargo vessels, as well as offshore vessels and drilling rigs.

International Finance offers equipment financing, secured lending and leasing to small and middle-market businesses in China, which was moved to assets held-for-sale at September 30, 2015, and the U.K. portfolio, which was in HFS at December 31, 2014.

Transportation & International Finance — Financial Data and Metrics (dollars in millions)

	Quarters Ended			Nine Months Ended September 30,
	September 30, 2015	June 30, 2015	September 30, 2014	2015	2014
Earnings Summary
Interest income	$73.8	$69.9	$68.8	$212.1	$217.7
Rental income on operating leases	506.6	498.6	501.4	1,502.7	1,446.1
Finance revenue	580.4	568.5	570.2	1,714.8	1,663.8
Interest expense	(155.0)	(164.9)	(165.3)	(488.5)	(481.1)
Depreciation on operating lease equipment	(137.6)	(136.7)	(132.8)	(410.4)	(386.1)
Maintenance and other operating lease expenses	(55.9)	(49.4)	(46.5)	(151.4)	(147.1)
Net finance revenue (NFR)	231.9	217.5	225.6	664.5	649.5
Provision for credit losses	(1.5)	0.4	(9.1)	(11.7)	(29.8)
Other income	22.9	16.6	18.8	73.8	36.4
Operating expenses	(68.4)	(77.6)	(73.8)	(227.8)	(228.8)
Income before provision for income taxes	$184.9	$156.9	$161.5	$498.8	$427.3
Select Average Balances
Average finance receivables (AFR)	$3,806.2	$3,657.3	$3,432.7	$3,620.5	$3,535.8
Average operating leases (AOL)	$14,978.2	$14,720.1	$14,712.7	$14,785.6	$14,138.2
Average earning assets (AEA)	$20,068.4	$20,155.6	$19,893.7	$20,143.9	$18,969.1
Statistical Data
Net finance margin — NFR as a % of AEA	4.62%	4.32%	4.54%	4.40%	4.57%
Net operating lease revenue — rental income, net of depreciation and maintenance and other operating lease expenses	$313.1	$312.5	$322.1	$940.9	$912.9
Operating lease margin as a % of AOL	8.36%	8.49%	8.76%	8.48%	8.61%
Pretax return on AEA	3.69%	3.11%	3.25%	3.30%	3.00%
New business volume	$1,236.8	$825.8	$1,326.8	$2,587.8	$3,786.1

Pre-tax earnings for the quarter were up from the year-ago and prior quarters. The increase from the year-ago quarter primarily reflected higher gains on asset sales and lower provision for credit losses. The sequential trend primarily

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   119

reflects lower operating expenses and interest offset by reduced gains on asset sales. Results are discussed further below.

Financing and leasing assets at September 30, 2015 were $19.6 billion, up from $19.3 billion at June 30, 2015 and $19.1 billion at September 30, 2014. The increases primarily reflect growth in the rail and maritime divisions, partially offset by a reduction in International Finance.

Aerospace financing and leasing assets totaled $10.9 billion, up slightly for the quarter, and down from $11.1 billion at December 31, 2014, as new business volume was offset by asset sales and depreciation. Our owned operating lease commercial portfolio included 271 aircraft, essentially flat with the prior quarter and down slightly from December 31, 2014, as deliveries of 14 new aircraft during the nine months were offset by sales of 22 aircraft, including 10 aircraft to TC-CIT Aviation, our recently formed joint venture. At September 30, 2015, we manage 19 aircraft for the joint venture. At September 30, 2015, we had 148 aircraft on order from manufacturers, not including options for additional aircraft, with deliveries scheduled through 2020. See Note 19 — Commitments in Item 1. Consolidated Financial Statements and Concentrations for further aircraft data.

Rail financing and leasing assets grew slightly to $6.4 billion, up from $6.1 billion the prior quarter and from $5.8 billion at December 31, 2014. We expanded our owned operating lease portfolio by approximately 4,800 railcars during the nine months to approximately 124,000 at September 30, 2015, reflecting scheduled deliveries from our order book and a portfolio acquisition of approximately 900 railcars in the U.K. in the 2015 first quarter. At September 30, 2015, we had approximately 9,800 railcars on order from manufacturers, with deliveries scheduled through 2017. See Note 19 — Commitments in Item 1. Consolidated Financial Statements and Concentrations for further railcar data.

Maritime Finance financing and leasing assets grew to $1.5 billion, up from $1.3 billion the prior quarter and $1.0 billion at December 31, 2014.

International Finance financing and leasing assets were essentially flat at $0.9 billion compared to the prior quarter and December 31, 2014, and was included in assets held for sale related to our U.K. and China equipment finance businesses.

Highlights included:

n	NFR was up from the year-ago quarter on overall asset growth and slightly higher yields. NFR was up slightly from the prior quarter driven by financing and leasing asset growth as lower funding costs offset yield compression. See Select Segment and Division Margin Metrics table in Net Finance Revenue section.

n	Gross yields (interest income plus rental income on operating leases as a percent of AEA) for the segment increased from the year-ago and prior quarters. Gross yields in Aerospace increased to 11.0% from 10.4% in the prior quarter due to increased collections, loan prepayment benefits and a decrease in the interest bearing cash balance (which is now included in Average Earning Assets), while gross yields in Rail of 14.5% were down sequentially from 14.7%, reflecting reduced utilization in energy-related railcars and portfolio growth.

n	Net operating lease revenue, which is a component of NFR, decreased from the year-ago quarter, as higher rental income from growth was offset by increased depreciation and maintenance and other operating lease expenses, and was down from the prior quarter on higher maintenance and other operating lease expense. Depreciation expense increased from the year-ago quarter, reflecting higher asset balances and was relatively flat with the prior quarter. Maintenance and other operating lease expense was up from the prior quarters. Net operating lease revenue as a percentage of AOL decreased from both periods with strength in Rail offset by compression in Aerospace.

n	New business volume for the quarter was $1.2 billion and consisted of $0.8 billion of operating lease equipment, including the delivery of 8 new aircraft and approximately 2,200 new railcars, and the funding of $0.4 billion of finance receivables, the majority of which was in Maritime Finance. Year-to-date, new business volume included $1.5 billion of operating lease equipment, including the delivery of 14 aircraft, approximately 4,900 railcars, and $1.1 billion of finance receivables. The first quarter 2015 volume was supplemented by a U.K. rail portfolio purchase, which added approximately 900 railcars and approximately $85 million of assets.

n	Utilization was mixed compared to the prior quarter and down from a year ago. Sequentially, air utilization increased slightly to 98% of aircraft equipment leased or under a commitment at quarter-end while rail utilization declined from 98% to 97%, reflecting pressures mostly from energy related industries, a trend that is expected to continue. Utilization of both air and rail assets were down from a year ago. All of the 18 aircraft for delivery in the next 12 months and approximately 60% of the total railcar order-book have lease commitments.

n	Other income primarily reflected the following:

n	Gains on asset sales totaled $23 million on approximately $381 million of equipment and receivable sales, compared to $18 million of gains on approximately $194 million of asset sales in the year-ago quarter and $11 million on approximately $100 million of equipment and receivable sales in the prior quarter. Year-to-date, gains totaled $62 million on approximately $415 million of sales in 2015 and $34 million on $473 million of sales in 2014.

n	Impairment charges on AHFS totaled $5 million, compared to $5 million in the year-ago quarter and $2 million in the prior quarter and predominantly related to international portfolios. Year-to-date, impairment charges were $8 million in 2015 and $16 million in 2014.

120   CIT GROUP INC

n	Other income also includes a small amount of fees and other revenue derived from loan commitments, joint ventures and other business activities, as well as periodic items such as a benefit from the termination of a defaulted contract recognized in the prior quarter.

n	Non-accrual loans were $52 million (1.58% of finance receivables) at September 30, 2015, compared to $58 million (1.55%) at June 30, 2015, and $42 million (1.13%) at September 30, 2014, and largely consists of assets in the international portfolio. There was a small provision for credit losses, reflecting a specific allowance for international loans, compared to a provision in the year-ago quarter and a slight benefit in the prior quarter, reflecting recoveries in China. Net charge-offs were $27 million this quarter (2.86% of finance receivables), essentially all of which relates to the transfer of the China portfolio to assets held for sale, compared to $4 million (0.44%) in the year-ago quarter and net recoveries of nearly $3 million in the prior quarter. Net charge-offs were $26 million (0.96%) and $30 million (1.13%) for the nine months ended September 30, 2015 and 2014, respectively. Essentially all of the charge-offs and the recoveries were concentrated in the international portfolio. Charge-offs for the year-ago quarter and nine months included none and $12 million, respectively, related to the transfer of receivables to assets held for sale. The respective 2015 balances were not significant.

n	Operating expenses were down from the year-ago prior quarter reflecting lower employee costs.

North America Banking (NAB)

The NAB segment (the legacy CIT components of which were previously known as North American Commercial Finance) consists of five divisions: Commercial Banking, Commercial Real Estate, Commercial Services, Equipment Finance, and Consumer Banking. Revenue is generated from interest earned on loans, rents on equipment leased, fees and other revenue from lending and leasing activities, capital markets transactions and banking services, and commissions earned on factoring and related activities.

Commercial Banking (previously known as Corporate Finance) provides a range of lending and deposit products, as well as ancillary services, including cash management and advisory services, to small and medium size companies. Loans offered are primarily senior secured loans collateralized by accounts receivable, inventory, machinery & equipment and/or intangibles that are often used for working capital, plant expansion, acquisitions or recapitalizations. These loans include revolving lines of credit and term loans and, depending on the nature and quality of the collateral, may be referred to as asset-based loans or cash flow loans. Loans are originated through direct relationships, led by individuals with significant experience in their respective industries, or through relationships with private equity sponsors. We provide financing to customers in a wide range of industries, including Commercial & Industrial, Communications & Technology Finance, Entertainment & Media, Energy, and Healthcare. The division also originates qualified Small Business Administration (“SBA”) 504 loans (generally, financing involves buying a building, ground-up construction, building renovation, or the purchase of heavy machinery and equipment) and 7(a) (generally, loans for working capital or financing leasehold improvements). Additionally, the division offers a full suite of deposit and payment solutions to middle market companies and small businesses.

Commercial Real Estate provides senior secured commercial real estate loans to developers and other commercial real estate professionals. We focus on stable, cash flowing properties and originate construction loans to highly experienced and well capitalized developers.

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

Consumer Banking offers mortgage lending, deposits and private banking services to its customers. The division offers jumbo residential mortgage loans and conforming residential mortgage loans, primarily in Southern California. Mortgage loans are primarily originated through leads generated from the retail branch network, private bankers, and the commercial business units. Mortgage Lending includes product specialists, internal sales support and origination processing, structuring and closing. Retail banking is the primary deposit gathering business of the Bank and operates through retail branches and an online direct channel. We offer a broad range of deposit and lending products to meet the needs of our clients (both individuals and small businesses), including: checking, savings, certificates of deposit, residential mortgage loans, and investment advisory services. We operate a network of approximately 70 retail branches in Southern California. We also offers banking services to high net worth individuals.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   121

North America Banking — Financial Data and Metrics (dollars in millions)

	Quarters Ended			Nine Months Ended September 30,
	September 30, 2015	June 30, 2015	September 30, 2014	2015	2014
Earnings Summary
Interest income	$275.6	$199.0	$215.8	$670.7	$618.0
Rental income on operating leases	28.5	27.9	24.7	83.6	72.6
Finance revenue	304.1	226.9	240.5	754.3	690.6
Interest expense	(72.2)	(73.3)	(74.2)	(219.6)	(211.2)
Depreciation on operating lease equipment	(21.5)	(21.1)	(20.1)	(63.3)	(62.0)
Net finance revenue (NFR)	210.4	132.5	146.2	471.4	417.4
Provision for credit losses	(46.9)	(18.8)	(29.7)	(89.7)	(55.5)
Other income	58.2	69.2	71.1	193.7	202.6
Operating expenses	(185.9)	(135.4)	(125.9)	(456.0)	(367.6)
Income before provision for income taxes	$35.8	$47.5	$61.7	$119.4	$196.9
Select Average Balances
Average finance receivables (AFR)	$21,204.1	$15,854.4	$16,009.3	$17,587.4	$15,221.6
Average earning assets (AEA)(1)	$20,808.0	$15,396.7	$15,745.5	17,154.5	14,940.6
Statistical Data
Net finance margin — NFR as a % of AEA	4.04%	3.44%	3.71%	3.66%	3.72%
Pretax return on AEA	0.69%	1.23%	1.57%	0.93%	1.76%
New business volume	$2,067.2	$1,630.5	$1,608.0	$5,051.8	$4,581.0
Factoring volume	$6,773.5	$5,821.3	$6,746.7	$19,090.4	$19,300.6

(1)	AEA is lower than AFR as it is reduced by the average credit balances for factoring clients.

As discussed below, our third quarter 2015 operating results reflected increased business activity that resulted from the acquisition of OneWest Bank. The results include two months of revenues and expenses associated with OneWest Bank, while the September 30, 2015 average balances include the acquired assets, which are not in the prior period activity and balances.

Pre-tax income declined from both year-ago and prior quarters. The quarter was impacted by the goodwill impairment of $15 million that resulted from transferring the Canada portfolio into assets held for sale. The decline in pre-tax income from the year-ago quarter also reflected lower gross yields that offset the higher earning assets. The decline in pre-tax income from the prior quarter primarily reflects higher earning assets that were partially offset by higher credit costs and higher operating expenses related to the acquisition of OneWest Bank.

Financing and leasing assets totaled $24.7 billion at September 30, 2015, up from December 31, 2014, due primarily to the OneWest Transaction, which added approximately $8 billion of loans to NAB as of the acquisition date. At September 30, 2015, financing and leasing assets totaled $10.6 billion in Commercial Banking, $5.1 billion in Equipment Finance assets, $5.1 billion in Commercial Real Estate loans, $2.6 billion in Commercial Services factoring receivables and loans, and $1.3 billion in Consumer Banking.

New business volume was up from the year-ago and prior quarters, reflecting increases in Equipment Finance and Commercial Real Estate, along with Commercial Banking activity, which benefited from OneWest Bank activity. Factoring volume rose slightly from the year-ago quarter and was up nearly $1 billion (16%) from the prior quarter, in line with seasonal trends.

The vast majority of the U.S. funded loan and lease volume in each of the periods presented was originated in the Bank. At September 30, 2015, over 85% of this segment’s financing and leasing assets were in the Bank, which is up from last quarter, reflecting the acquired assets from OneWest Bank in the Commercial Banking, Commercial Real Estate and Consumer Banking divisions.

New business yields on our commercial lending assets were down from the prior quarter, reflecting competitive pricing pressures. Also, yields on consumer loans are below commercial yields.

Highlights included:

n	NFR increased from the year-ago and prior quarters, along with the nine month period ended, as the benefit of higher average earning assets and purchase accounting accretion of $27 million was partially offset by lower portfolio yields and a lower level of loan prepayments and interest recoveries. NFM reflects similar quarterly trends, but remained relatively steady for the nine month periods.

n	Gross yields were down from the year-ago quarter, mainly reflecting the impact of the acquired assets due to portfolio mix, along with continued pressures on yields, as new business yields are generally below maturing contracts. Gross yields for the sequential quarter remained relatively steady, reflecting yield stabilization in certain sectors and benefits from purchase accounting accretion. Excluding benefits from purchase accounting accretion, gross yields declined

122   CIT GROUP INC

from the prior quarter. See Select Segment and Division Margin Metrics table in Net Finance Revenue section.

n	Other income declined from the year-ago and prior quarters reflecting:

n	Factoring commissions of $31 million, were flat with the year-ago quarter and up from the prior quarter on seasonally higher factored volumes in line with seasonal trends. Year-to-date, factoring commissions were $87 million, down slightly from 2014.

n	Gains on asset sales (including receivables, equipment and investments) of $13 million, which were down from $15 million in the year-ago quarter and essentially unchanged from the prior quarters. Year-to-date, gains totaled $38 million, essentially unchanged from 2014.

n	Fee revenue include fees on lines of credit and letters of credit, capital markets-related fees, agent and advisory fees, and servicing fees for the assets we sell but retain servicing. As a result of the acquisition, banking related fees expanded and includes items such as cash management fees and account fees. Fee revenue totaled $25 million, compared to $22 million in the year-ago quarter and $23 million in the prior quarter. Year-to-date, fee revenue totaled $68 million in 2015 and $57 million in 2014.

n	Impairments on assets held for sale of $15 million resulted from transferring the Canada operations into assets held for sale.

n	Non-accrual loans were $156 million (0.67% of finance receivables) at September 30, 2015, compared to $111 million (0.70%) at June 30, 2015, and $134 million (0.83%) at September 30, 2014. While up in amount, the lower percent is due to the additional assets acquired. There were no non-accruals on consumer accounts; non-accruals as a percent of commercial receivables was 0.70% at September 30, 2015. The $47 million provision for credit losses was up from the year-ago and prior quarters, and reflect additional new business volume and reserve build on acquired receivables. Year to date amounts also rose. Net charge-offs were $33 million (0.62% of average finance receivables) for the current quarter, compared to $16 million (0.40%) in the year-ago quarter and $26 million (0.66%) in the prior quarter. Net charge-offs include $14 million from assets transferred to held for sale in the current quarter, mostly related to the Canada portfolio, compared to $11 million in the year-ago quarter and $1 million in the prior quarter. For the nine months ended September 30, 2015 and 2014, the respective amounts were $27 million and $17 million. Net charge-offs were $79 million (0.60%) and $41 million (0.36%) for the nine months ended September 30, 2015 and 2014, respectively.

n	The increases in operating expenses from the year-ago and prior quarters and year to date amounts are primarily due to the inclusion of costs related to the acquired activities of OneWest Bank.

Legacy Consumer Mortgages

LCM was acquired in the OneWest Transaction; therefore, there are no prior period comparisons. As discussed below, our third quarter 2015 operating results reflect two months of revenues and expenses associated with the OneWest Transaction. The Consumer Covered loans in this segment were previously acquired by OneWest Bank in connection with the lndyMac, First Federal and La Jolla transactions described in the OneWest Transaction section. The FDIC indemnified OneWest Bank against certain future losses sustained on these loans. In conjunction with the OneWest Transaction, CIT may now be reimbursed for losses under the terms of the loss sharing agreements with the FDIC. Eligible losses are submitted to the FDIC for reimbursement when a qualifying loss event occurs (e.g., liquidation of collateral). Reimbursements approved by the FDIC are usually received within 60 days of submission.

See Note 1 — Business and summary of Significant Accounting Policies and Note 5 — Indemnification Assets in Item 1. Consolidated Financial Statements for accounting and detailed discussions.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   123

The following table presents the financial data and metrics since the acquisition on August 3, 2015.

Legacy Consumer Mortgages — Financial Data and Metrics (dollars in millions)

	Quarter Ended September 30, 2015	Nine Months Ended September 30, 2015
Earnings Summary
Interest income (finance revenue)	$62.8	$62.8
Interest expense	(14.0)	(14.0)
Net finance revenue (NFR)	48.8	48.8
Provision for credit losses	(1.5)	(1.5)
Other income	(0.9)	(0.9)
Operating expenses	(16.9)	(16.9)
Income before provision for income taxes	$29.5	$29.5
Select Average Balances
Average finance receivables (AFR)	$3,637.0	$1,225.7
Average earning assets (AEA)	$3,912.6	$1,318.5
Statistical Data
Net finance margin — NFR as a % of AEA	4.99%	4.94%

LCM includes the single family residential mortgage loans and reverse mortgage loans acquired in the OneWest Bank acquisition. Pretax results reflect activity since the acquisition date, August 3, 2015.

Revenue is primarily generated from interest on loans. Gross yield for the portfolio was 6.42% for the current quarter. Other income included $3 million loss on OREO sales, partially offset by fee revenue.

Financing and leasing assets totaled $5.7 billion at the acquisition date, and declined slightly to $5.6 billion at September 30, 2015. LCM includes SFR mortgage loans, totaling $4.7 billion at September 30, 2015, and reverse mortgage loans totaling $0.9 billion. Approximately $5.1 billion of the LCM receivables are covered by loss share arrangements with the FDIC, resulting in an indemnification asset of approximately $400 million at September 30, 2015. The portfolio will continue to run-off, and as a result, at some point, we expect goodwill impairment charges will need to be recorded.

Non-accrual loans totaled $2 million and related to SFR loans and there were $1 million in net charge-offs. The loans were recorded at fair value upon acquisition, with no associated allowance for loan loss. The provision reflected changes in portfolio quality, along with extensions of credit for existing customers since the acquisition.

Non-Strategic Portfolios (NSP)

NSP consisted of portfolios that we no longer consider strategic. At September 30, 2015, this consisted of an equipment finance portfolio in Brazil which is under a definitive sale agreement.

Non-Strategic Portfolios — Financial Data and Metrics (dollars in millions)

	Quarters Ended			Nine Months Ended September 30,
	September 30, 2015	June 30, 2015	September 30, 2014	2015	2014
Earnings Summary
Interest income	$7.2	$10.2	$20.4	$29.7	$74.4
Rental income on operating leases	4.2	5.2	8.9	15.3	27.8
Finance revenue	11.4	15.4	29.3	45.0	102.2
Interest expense	(6.1)	(9.2)	(18.6)	(26.1)	(66.5)
Depreciation on operating lease equipment	–	–	(3.5)	–	(14.4)
Net finance revenue (NFR)	5.3	6.2	7.2	18.9	21.3
Provision for credit losses	–	–	0.7	–	0.4
Other income	(21.8)	(5.7)	(47.1)	(35.3)	(38.8)
Operating expenses	(4.5)	(10.9)	(16.9)	(27.8)	(56.6)
Loss before provision for income taxes	$(21.0)	$(10.4)	$(56.1)	$(44.2)	$(73.7)
Select Average Balances
Average finance receivables (AFR)	$–	$–	$0.1	$–	$196.5
Average earning assets (AEA)	312.3	464.6	1,027.4	430.1	1,324.3
Statistical Data
Net finance margin — NFR as a % of AEA	6.79%	5.34%	2.80%	5.86%	2.14%
New business volume	$14.2	$26.4	$64.7	$78.3	$180.6

124   CIT GROUP INC

Pre-tax losses continued in 2015 and were $21 million for the quarter, driven by $19 million of CTA losses related to the sale of the Mexico business that was previously reflected in OCI within stockholder’s equity. Operating expenses continued to decline as platform exits were completed and the majority of the expenses will cease once the Brazil business is sold. The 2015 periods reflect no depreciation expense as a result of operating lease equipment being recorded as held for sale, but had associated impairments of $3 million and $4 million recorded in other income in the September 30 and June 30, 2015 quarters, respectively.

Financing and leasing assets totaled approximately $80 million at September 30, 2015, down from $380 million at December 31, 2014, primarily reflecting the sale of the Mexico portfolio in the third quarter. The remaining balance consists of the portfolio in Brazil. We have entered into a definitive agreement to sell the Brazil business and recently received regulatory approval and expect to close the sale during the fourth quarter of 2015. In conjunction with the closing of the transaction, certain CTA related to the Brazil portfolio, currently $47 million at September 30, 2015, recorded in accumulated other comprehensive loss within the stockholders’ equity, will be recognized in income, with the pre-tax amount charged to other income and the tax effect in the provision for income taxes. The CTA amount will fluctuate until the transaction is completed.

Corporate and Other

Certain items are not allocated to operating segments and are included in Corporate & Other. Some of the more significant items include interest income on investment securities, a portion of interest expense primarily related to corporate liquidity costs (Interest Expense), mark-to-market adjustments on non-qualifying derivatives (Other Income), restructuring charges for severance and facilities exit activities as well as certain unallocated costs (Operating Expenses), certain intangible assets amortization expenses (Other Expenses) and loss on debt extinguishments.

Corporate and Other — Financial Data (dollars in millions)

	Quarters Ended			Nine Months Ended September 30,
	September 30, 2015	June 30, 2015	September 30, 2014	2015	2014
Earnings Summary
Interest income	$18.3	$4.7	$3.3	$27.2	$10.2
Interest expense	(33.0)	(17.8)	(17.1)	(68.6)	(50.5)
Net finance revenue (NFR)	(14.7)	(13.1)	(13.8)	(41.4)	(40.3)
Provision for credit losses	–	–	(0.1)	–	(0.2)
Other income	(19.2)	(16.6)	(18.6)	(42.2)	(11.2)
Operating expenses	(58.2)	(11.1)	(17.9)	(82.0)	(40.0)
Loss on debt extinguishments	(0.3)	(0.1)	–	(0.4)	(0.4)
Loss before provision for income taxes	$(92.4)	$(40.9)	$(50.4)	$(166.0)	$(92.1)

n	Interest income consists of interest and dividend income, primarily from investment securities and deposits held at other depository institutions. The increase in the quarter reflect additional income from the OneWest Bank acquisition and the investment portfolio now includes a Mortgage-Backed Security portfolio.

n	Interest expense generally is allocated to the segments. Interest expense held in Corporate represents amounts in excess of these allocations and amounts related to excess liquidity.

n	Other income primarily reflects net losses on derivatives, including the GSI facilities, and foreign currency exchange. The GSI derivative had a negative mark-to-market of $24 million for the current quarter, compared to $13 million in the year-ago quarter and $6 million for the prior quarter. The prior quarter also included $9 million related to a write-off of other receivables in connection with the favorable resolution of an uncertain tax position.

n	Operating expense were elevated in the quarter reflecting closing costs and restructuring charges related to the OneWest Bank acquisition.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   125

FINANCING AND LEASING ASSETS

The following table presents our financing and leasing assets by segment.

Financing and Leasing Asset Composition (dollars in millions)

	September 30, 2015	December 31, 2014	% Change
Transportation & International Finance
Segment Total
Loans	$3,305.5	$3,558.9	(7.1)%
Operating lease equipment, net	15,287.3	14,665.2	4.2%
Assets held for sale	1,047.9	815.2	28.5%
Financing and leasing assets	19,640.7	19,039.3	3.2%
Aerospace
Loans	1,705.6	1,796.5	(5.1)%
Operating lease equipment, net	9,045.2	8,949.5	1.1%
Assets held for sale	102.3	391.6	(73.9)%
Financing and leasing assets	10,853.1	11,137.6	(2.6)%
Rail
Loans	129.0	130.0	(0.8)%
Operating lease equipment, net	6,242.1	5,715.2	9.2%
Assets held for sale	1.0	1.2	(16.7)%
Financing and leasing assets	6,372.1	5,846.4	9.0%
Maritime Finance
Loans	1,470.9	1,006.7	46.1%
Assets held for sale	39.1	19.7	98.5%
Financing and leasing assets	1,510.0	1,026.4	47.1%
International Finance
Loans	–	625.7	(100.0)%
Operating lease equipment, net	–	0.5	(100.0)%
Assets held for sale	905.5	402.7	124.9%
Financing and leasing assets	905.5	1,028.9	(12.0)%
North America Banking
Segment Total
Loans	23,501.3	15,936.0	47.5%
Operating lease equipment, net	250.9	265.2	(5.4)%
Assets held for sale	990.6	22.8	4,244.7%
Financing and leasing assets	24,742.8	16,224.0	52.5%
Commercial Banking
Loans	10,235.0	6,889.9	48.6%
Assets held for sale	413.0	22.8	1,711.4%
Financing and leasing assets	10,648.0	6,912.7	54.0%
Commercial Real Estate
Loans	5,092.2	1,768.6	187.9%
Financing and leasing assets	5,092.2	1,768.6	187.9%
Equipment Finance
Loans	4,290.0	4,717.3	(9.1)%
Operating lease equipment, net	250.9	265.2	(5.4)%
Assets held for sale	569.5	–	NM
Financing and leasing assets	5,110.4	4,982.5	2.6%
Commercial Services
Loans and factoring receivables	2,556.4	2,560.2	(0.1)%
Financing and leasing assets	2,556.4	2,560.2	(0.1)%
Consumer Banking
Loans	1,327.7	–	NM
Assets held for sale	8.1	–	NM
Financing and leasing assets	1,335.8	–	NM

126   CIT GROUP INC

Financing and Leasing Asset Composition (dollars in millions) (continued)

	September 30, 2015	December 31, 2014	% Change
Legacy Consumer Mortgages
Segment Total
Loans	$5,599.4	$–	NM
Assets held for sale	36.9	–	NM
Financing and leasing assets	5,636.3	–	NM
Single Family Mortgages
Loans	4,702.3	–	NM
Assets held for sale	21.2	–	NM
Financing and leasing assets	4,723.5	–	NM
Reverse Mortgages
Loans	897.1	–	NM
Assets held for sale	15.7	–	NM
Financing and leasing assets	912.8	–	NM
Non-Strategic Portfolios
Loans	–	0.1	(100.0)%
Assets held for sale	78.9	380.1	(79.2)%
Financing and leasing assets	78.9	380.2	(79.2)%
Consolidated Totals:
Loans	$32,406.2	$19,495.0	66.2%
Operating lease equipment, net	15,538.2	14,930.4	4.1%
Assets held for sale	2,154.3	1,218.1	76.9%
Financing and leasing assets	$50,098.7	$35,643.5	40.6%

NM — Not meaningful

Financing and leasing assets grew significantly, reflecting the OneWest Transaction and the acquisition of $13.6 billion of loans and the following:

TIF growth in Rail and Maritime was partially offset by asset sales, mostly in Aerospace, and lower financing and leasing assets in International Finance, as collections outpaced new business originations. Assets held for sale totaled $1.0 billion and largely consists of the U.K. equipment finance portfolio, which is subject to a sales agreement, and the China loan portfolio.

NAB was significantly impacted by the acquisition. Portfolios were added to Commercial Banking and Commercial Real Estate, while a new division Consumer Banking was added and includes mortgage loan products. Absent the acquisition, new business originations exceeded portfolio collections, sales, and prepayments, and factoring receivables in Commercial Services were up seasonally. Assets held for sale primarily reflect the Canada portfolio.

LCM is a new segment that includes Consumer Covered loans, SFR and reverse mortgages. The balance is down slightly from the acquisition date as this segment is running off.

The decline in NSP primarily reflected the sale of the Mexico business in August 2015. The remaining balance represents the Brazil business, which is subject to a sales agreement, and new activity will be limited to advances on existing lines.

Financing and leasing asset trends are also discussed in the respective segment descriptions in “Results by Business Segment”.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   127

The following table reflects the contractual maturities of our finance receivables:

Contractual Maturities of Loans at September 30, 2015 (dollars in millions)

	Commercial		Consumer
	U.S.	Foreign	U.S.	Total
Fixed-rate
1 year or less	$3,762.6	$153.4	$71.6	$3,987.6
Year 2	1,169.9	21.3	55.0	1,246.2
Year 3	747.3	20.5	56.4	824.2
Year 4	298.0	96.5	57.8	452.3
Year 5	179.5	23.4	59.4	262.3
2-5 years	2,394.7	161.7	228.6	2,785.0
After 5 years	932.6	194.2	2,625.0	3,751.8
Total fixed-rate	7,089.9	509.3	2,925.2	10,524.4
Adjustable-rate
1 year or less	1,877.3	309.6	89.9	2,276.8
Year 2	2,762.2	314.3	80.1	3,156.6
Year 3	3,089.4	362.1	108.4	3,559.9
Year 4	2,570.3	594.4	118.8	3,283.5
Year 5	2,129.0	372.4	123.3	2,624.7
2-5 years	10,550.9	1,643.2	430.6	12,624.7
After 5 years	3,387.9	523.4	5,155.9	9,067.2
Total adjustable-rate	15,816.1	2,476.2	5,676.4	23,968.7
Total	$22,906.0	$2,985.5	$8,601.6	$34,493.1

The following table presents the changes to our financing and leasing assets:

Financing and Leasing Assets Roll forward (dollars in millions)

	Transportation & International Finance	North America Banking	Legacy Consumer Mortgages	Non-Strategic Portfolios	Total
Balance at June 30, 2015	$19,250.5	$16,302.2	$–	$293.0	$35,845.7
New business volume	1,236.8	2,067.2	–	14.2	3,318.2
Portfolio / business acquisitions	–	7,877.6	5,741.1	–	13,618.7
Loan sales	(42.2)	(93.5)	–	(185.3)	(321.0)
Equipment sales	(338.6)	(59.4)	–	(0.6)	(398.6)
Depreciation	(137.6)	(21.5)	–	–	(159.1)
Gross charge-offs	(28.3)	(37.6)	(1.5)	–	(67.4)
Collections and other	(299.9)	(1,292.2)	(103.3)	(42.4)	(1,737.8)
Balance at September 30, 2015	$19,640.7	$24,742.8	$5,636.3	$78.9	$50,098.7
Balance at December 31, 2014	$19,039.3	$16,224.0	$–	$380.2	$35,643.5
New business volume	2,587.8	5,051.8	–	78.3	7,717.9
Portfolio / business acquisitions	84.4	7,877.6	5,741.1	–	13,703.1
Loan sales	(65.6)	(200.8)	–	(185.6)	(452.0)
Equipment sales	(812.7)	(172.8)	–	(5.2)	(990.7)
Depreciation	(410.4)	(63.3)	–	–	(473.7)
Gross charge-offs	(34.4)	(92.3)	(1.5)	–	(128.2)
Collections and other	(747.7)	(3,881.4)	(103.3)	(188.8)	(4,921.2)
Balance at September 30, 2015	$19,640.7	$24,742.8	$5,636.3	$78.9	$50,098.7

As discussed in the OneWest Transaction section, loans acquired in the OneWest Transaction are reflected in NAB ($7.9 billion) and LCM ($5.7 billion).

128   CIT GROUP INC

New Business Volumes and Factored Volumes (dollars in millions)

	Quarters Ended			Nine Months Ended September 30,
	September 30, 2015	June 30, 2015	September 30, 2014	2015	2014
Transportation & International Finance	$1,236.8	$825.8	$1,326.8	$2,587.8	$3,786.1
North America Banking	2,067.2	1,630.5	1,608.0	5,051.8	4,581.0
Non-Strategic Portfolios	14.2	26.4	64.7	78.3	180.6
Total new business volumes	$3,318.2	$2,482.7	$2,999.5	$7,717.9	$8,547.7
Factored volumes	$6,773.5	$5,821.3	$6,746.7	$19,090.4	$19,300.6

New business volume in 2015 decreased in TIF from the year-ago and prior quarters, mostly driven by fewer scheduled aircraft deliveries. Increase in NAB new business volumes were driven by Commercial Banking, mostly in the commercial and industrial industries.

Loan Sales (dollars in millions)

	Quarters Ended			Nine Months Ended September 30,
	September 30, 2015	June 30, 2015	September 30, 2014	2015	2014
Transportation & International Finance	$42.2	$–	$64.2	$65.6	$124.3
North America Banking	93.5	36.3	157.2	200.8	319.9
Non-Strategic Portfolios	185.3	0.3	2.9	185.6	366.4
Total	$321.0	$36.6	$224.3	$452.0	$810.6

Loan and portfolio sales in NSP during the quarter reflect the sale of the Mexico business.

Equipment Sales (dollars in millions)

	Quarters Ended			Nine Months Ended September 30,
	September 30, 2015	June 30, 2015	September 30, 2014	2015	2014
Transportation & International Finance	$338.6	$97.1	$129.5	$812.7	$349.0
North America Banking	59.4	55.6	79.0	172.8	229.4
Non-Strategic Portfolios	0.6	1.9	3.3	5.2	14.6
Total	$398.6	$154.6	$211.8	$990.7	$593.0

Equipment sales in TIF consisted of aerospace and rail assets in conjunction with its portfolio management activities. The elevated balances in the quarter reflect sales to the joint venture. NAB sales reflect assets within Equipment Finance and Commercial Banking.

Portfolio activities are discussed in the respective segment descriptions in “Results by Business Segment”.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   129

CONSOLIDATED CONCENTRATIONS

The following table represents CIT’s combined commercial and consumer financing and leasing assets by obligor geography:

Total Financing and Leasing Assets by Obligor — Geographic Region (dollars in millions)

	September 30, 2015		December 31, 2014
West	$12,012.8	24.0%	$3,183.1	8.9%
Northeast	9,731.7	19.4%	6,552.0	18.4%
Southeast	4,765.7	9.5%	3,732.9	10.5%
Southwest	4,674.4	9.3%	3,852.8	10.8%
Midwest	4,666.6	9.3%	3,821.6	10.7%
Total U.S.	35,851.2	71.5%	21,142.4	59.3%
Asia / Pacific	4,486.4	9.0%	4,608.7	12.9%
Europe	3,146.4	6.3%	3,296.4	9.3%
Canada	2,454.1	4.9%	2,520.6	7.1%
Latin America	1,414.5	2.8%	1,651.7	4.6%
All other countries	2,746.1	5.5%	2,423.7	6.8%
Total	$50,098.7	100.0%	$35,643.5	100.0%

Ten Largest Accounts

Our ten largest financing and leasing asset accounts, the vast majority of which are lessors of air and rail assets, in the aggregate represented 7.5% of our total financing and leasing assets at September 30, 2015 (the largest account was less than 1.5%) and 11.1% at December 31, 2014. While the top exposure balance may not have changed significantly, the decline in proportion reflects the additional financing and leasing assets from the OneWest Transaction.

COMMERCIAL CONCENTRATIONS

Geographic Concentrations

The following table represents the commercial financing and leasing assets by obligor geography:

Commercial Financing and Leasing Assets by Obligor — Geographic Region (dollars in millions)

	September 30, 2015		December 31, 2014
Northeast	$8,483.1	19.7%	$6,552.0	18.4%
West	7,263.7	16.8%	3,183.1	8.9%
Southwest	4,552.1	10.5%	3,852.8	10.8%
Midwest	4,401.2	10.2%	3,821.6	10.7%
Southeast	4,193.5	9.7%	3,732.9	10.5%
Total U.S.	28,893.6	66.9%	21,142.4	59.3%
Asia / Pacific	4,485.6	10.4%	4,608.7	12.9%
Europe	3,141.4	7.3%	3,296.4	9.3%
Canada	2,445.8	5.7%	2,520.6	7.1%
Latin America	1,413.5	3.3%	1,651.7	4.6%
All other countries	2,744.7	6.4%	2,423.7	6.8%
Total	$43,124.6	100.0%	$35,643.5	100.0%

130   CIT GROUP INC

The following table summarizes both state concentrations greater than 5.0% and international country concentrations in excess of 1.0% of our commercial financing and leasing assets:

Commercial Financing and Leasing Assets by Obligor — State and Country (dollars in millions)

	September 30, 2015		December 31, 2014
State
California	$5,064.8	11.7%	$1,488.0	4.2%
Texas	3,840.4	8.9%	3,261.4	9.1%
New York	2,929.1	6.8%	2,492.3	7.0%
All other states	17,059.3	39.5%	13,900.7	39.0%
Total U.S.	$28,893.6	66.9%	$21,142.4	59.3%
Country
Canada	$2,447.1	5.7%	$2,520.6	7.1%
China	1,011.1	2.3%	1,043.7	2.9%
England	980.9	2.3%	855.3	2.4%
Australia	910.5	2.1%	1,029.1	2.9%
Mexico	526.2	1.2%	670.7	1.9%
Brazil	510.6	1.2%	579.5	1.6%
Philippines	496.4	1.2%	511.3	1.4%
Indonesia	410.9	1.0%	424.4	1.2%
All other countries	6,937.3	16.1%	6,866.5	19.3%
Total International	$14,231.0	33.1%	$14,501.1	40.7%

Industry Concentrations

The following table represents commercial financing and leasing assets by industry of obligor:

Commercial Financing and Leasing Assets by Obligor — Industry (dollars in millions)

	September 30, 2015		December 31, 2014
Commercial airlines (including regional airlines)(1)	$10,037.0	23.3%	$10,313.7	28.9%
Manufacturing(2)	5,323.4	12.3%	4,702.6	13.2%
Real Estate	4,632.7	10.7%	1,590.5	4.5%
Transportation(3)	4,284.5	9.9%	3,361.7	9.5%
Service industries	3,127.6	7.3%	2,553.6	7.2%
Retail(4)	2,855.8	6.6%	3,187.8	8.9%
Wholesale	2,279.9	5.3%	1,710.3	4.8%
Energy and utilities	2,124.8	4.9%	1,513.2	4.2%
Oil and gas extraction / services	1,910.5	4.4%	1,483.4	4.2%
Finance and insurance	1,355.8	3.2%	782.9	2.2%
Healthcare	1,267.8	3.0%	1,159.7	3.3%
Other (no industry greater than 2%)	3,924.8	9.1%	3,284.1	9.1%
Total	$43,124.6	100.0%	$35,643.5	100.0%

(1)	Includes the Commercial Aerospace Portfolio and additional financing and leasing assets that are not commercial aircraft.

(2)	At September 30, 2015, includes manufacturers of chemicals, including pharmaceuticals 2.7% and petroleum and coal, including refining 1.5%.

(3)	At September 30, 2015, included rail 3.7%, maritime 3.9% and trucking and shipping 1.4%.

(4)	At September 30, 2015, includes retailers of apparel 1.5% and general merchandise 1.8%.

As part of the OneWest Bank acquisition, CIT’s direct lending to oil and gas extraction and services increased to approximately $1.0 billion and now comprise 3.1% of total loans. In addition, we have approximately $2 billion of railcars leased directly to railroads and other diversified shippers for the transportation of crude by rail, of which about half are in the oil and gas extraction and services industry.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   131

Operating Lease Equipment — Rail

TIF’s global Rail business has a fleet of approximately 125,000 railcars and locomotives, including approximately 33,000 tank cars. The North American fleet has approximately 22,000 tank cars used in the transport of crude oil, ethanol and other flammable liquids (collectively, “Flammable Liquids”). Of the 22,000 tank cars, approximately 13,000 tank cars are leased directly to railroads and other diversified shippers for the transportation of crude by rail. The owned fleet also contains approximately 10,000 sand cars (covered hoppers) leased to customers to support crude oil and natural gas production.

On May 1, 2015, the U.S. Pipeline and Hazardous Materials Safety Administration (“PHMSA”) and Transport Canada (“TC”) each released their final rules (the “Final Rules”), which were generally aligned in recognition that many railcars are used in both countries. The Final U.S. Rules apply to all High Hazard Flammable Trains (“HHFT”), which is defined as trains with a continuous block of 20 or more tank cars loaded with a flammable liquid or 35 or more tank cars loaded with a flammable liquid dispersed through a train. The Final U.S. Rules (i) establish enhanced DOT Specification 117 design and performance criteria applicable to tank cars constructed after October 1, 2015 for use in an HHFT and (ii) require retrofitting existing tank cars in accordance with DOT-prescribed retrofit design or performance standard for use in a HHFT. The retrofit timeline is based on two risk factors, the packing group of the flammable liquid and the differing types of DOT-111 and CPC-1232 tank cars. The Final U.S. Rules also established new braking standards, requiring HHFTs to have in place a functioning two-way end-of-train device or a distributive power braking system. Any high-hazard flammable unit train (“HHFUT”) (a single train traveling over 30 MPH with 70 or more tank cars loaded with Class 3 flammable liquids), with at least one tank car with Packing Group I materials, must be operated with an electronically controlled pneumatic (“ECP”) braking system by January 1, 2021. All other HHFUTs must have ECP braking systems installed by May 1, 2023. In addition, the Final U.S. Rules establish speed restrictions for HHFTs, establish standards for rail routing analysis, require improved information sharing with state and local officials, and require more accurate classification of unrefined petroleum-based products, including developing and carrying out sampling and testing programs.

As noted above, CIT has approximately 22,000 tank cars in its North American fleet used in the transport of Flammable Liquids, of which less than half were manufactured prior to the adoption of the CPC-1232 standard. Based on our preliminary analysis of the Final U.S. Rules, approximately 1,000 cars in our current tank car fleet require retrofitting by March 2018. Approximately 75% of the cars in our flammable tank car fleet have a deadline of 2023 or later for modification, although we may decide to retrofit them sooner. Current tank cars on order are being configured to meet the Final U.S. Rules, except for the installation of ECP braking systems. CIT is currently evaluating how the Final U.S. Rules will impact its business and customers. We continue to believe that we will retrofit most, if not all of our cars impacted by the Final U.S. Rules, depending on future industry and market conditions, and we will amortize the cost over the remaining asset life of the cars.

Commercial Aerospace

The following tables present details on our commercial and regional aerospace portfolio (“Commercial Aerospace”). The net investment in regional aerospace financing and leasing assets was $47 million at September 30, 2015 and December 31, 2014, and was substantially comprised of loans and capital leases. The information presented below by region, manufacturer, and body type, is based on our operating lease aircraft portfolio, which comprises 91% of our total commercial aerospace portfolio and substantially all of our owned fleet of leased aircraft at September 30, 2015.

Commercial Aerospace Portfolio (dollars in millions)

	September 30, 2015		December 31, 2014
	Net Investment	Number	Net Investment	Number
By Product:
Operating lease(1)	$9,118.7	271	$9,309.3	279
Loan	607.7	55	635.0	50
Capital lease	325.5	21	335.6	21
Total	$10,051.9	347	$10,279.9	350

(1)	Includes operating lease equipment held for sale.

132   CIT GROUP INC

Commercial Aerospace Operating Lease Portfolio (dollars in millions)(1)

	September 30, 2015		December 31, 2014
	Net Investment	Number	Net Investment	Number
By Region:
Asia / Pacific	$3,381.5	82	$3,505.9	84
Europe	2,106.7	80	2,239.4	86
U.S. and Canada	1,943.0	60	1,802.6	57
Latin America	1,022.1	35	994.9	37
Africa / Middle East	665.4	14	766.5	15
Total	$9,118.7	271	$9,309.3	279
By Manufacturer:
Airbus	$5,856.1	154	$5,985.5	160
Boeing	2,643.8	95	2,711.6	98
Embraer	559.6	21	547.2	20
Other	59.2	1	65.0	1
Total	$9,118.7	271	$9,309.3	279
By Body Type(2):
Narrow body	$5,862.2	220	$6,287.8	230
Intermediate	3,196.3	49	2,955.3	47
Regional and other	60.2	2	66.2	2
Total	$9,118.7	271	$9,309.3	279
Number of customers		97		98
Weighted average age of fleet (years)		6		5

(1)	Includes operating lease equipment held for sale.

(2)	Narrow body are single aisle design and consist primarily of Boeing 737 and 757 series, Airbus A320 series, and Embraer E170 and E190 aircraft. Intermediate body are smaller twin aisle design and consist primarily of Boeing 767 series and Airbus A330 series aircraft. Regional and Other includes aircraft and related equipment, such as engines.

Our top five commercial aerospace outstanding exposures totaled $2,423.9 million at September 30, 2015. The largest individual outstanding exposure totaled $737.2 million at September 30, 2015, which was to a U.S. carrier. See Note 19 — Commitments in Item 1. Consolidated Financial Statements for additional information regarding commitments to purchase additional aircraft.

CONSUMER CONCENTRATIONS

The following table presents our total outstanding consumer financing and leasing assets, including PCI loans as of September 30, 2015. All of the consumer loans were acquired in the OneWest Transaction; thus, there were no balances as of December 31, 2014. The consumer PCI loans are included in the total outstanding and displayed separately, net of purchase accounting adjustments. PCI loans are discussed in more detail in Note 3 — Loans in Item 1. Consolidated Financial Statements.

Consumer Financing and Leasing Assets at September 30, 2015 (dollars in millions)

	Net Investment	% of Total
Single family residential loans	$6,050.9	86.8%
Multifamily residential loans	0.5	0.0%
Reverse mortgage loans	912.8	13.1%
Other consumer	9.9	0.1%
Total loans	$6,974.1	100.0%

For consumer and residential loans, the Company monitors credit risk based on indicators such as delinquencies and LTV. We monitor trending of delinquency/delinquency rates as well as non-performing trends for home equity loans and residential real estate loans.

LTV refers to the ratio comparing the loan’s unpaid principal balance to the property’s collateral value. We update the property values of real estate collateral if events require current information and calculate a current LTV

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   133

ratios. We examine LTV migration and stratify LTV into categories to monitor the risk in the loan classes.

See Note 3 — Loans in Item 1. Consolidated Financial Statements for information on LTV ratios.

Loan concentrations may exist when borrowers could be similarly impacted by economic or other conditions. The following table summarizes the carrying value of consumer loans, with concentrations in the top five states based upon property address by geographical regions as of September 30, 2015:

Consumer Financing and Leasing Assets Geographic Concentrations at September 30, 2015 (dollars in millions)

	Net Investment	% of Total
California	$4,214.3	60.4%
New York	577.5	8.3%
Florida	318.7	4.6%
New Jersey	186.1	2.7%
Maryland	158.6	2.3%
Other States and Territories(1)	1,518.9	21.7%
	$6,974.1	100.0%

(1)	No state or territories having total carrying value in excess of 2%.

RISK MANAGEMENT

CIT is subject to a variety of risks that may arise through the Company’s business activities, including the following principal forms of risk:

n	Strategic risk is the risk of the impact on earnings or capital arising from adverse strategic business decisions, improper implementation of strategic decisions, or lack of responsiveness to changes in the industry, including changes in the financial services industry as well as fundamental changes in the businesses in which our customers and our firm engages.

n	Credit risk is the risk of loss (including the incurrence of additional expenses) when a borrower does not meet its financial obligations to the Company. Credit risk may arise from lending, leasing, and/or counterparty activities.

n	Asset risk is the equipment valuation and residual risk of lease equipment owned by the Company that arises from fluctuations in the supply and demand for the underlying leased equipment. The Company is exposed to the risk that, at the end of the lease term, the value of the asset will be lower than expected, resulting in either reduced future lease income over the remaining life of the asset or a lower sale value.

n	Market risk includes interest rate and foreign currency risk. Interest rate risk is the risk that fluctuations in interest rates will have an impact on the Company’s net finance revenue and on the market value of the Company’s assets, liabilities and derivatives. Foreign exchange risk is the risk that fluctuations in exchange rates between currencies can have an economic impact on the Company’s non-dollar denominated assets and liabilities.

n	Liquidity risk is the risk that the Company has an inability to maintain adequate cash resources and funding capacity to meet its obligations, including under stress scenarios.

n	Capital risk is the risk that the Company does not have adequate capital to cover its risks and to support its growth and strategic objectives.

n	Operational risk is the risk of financial loss, damage to the Company’s reputation, or other adverse impacts resulting from inadequate or failed internal processes and systems, people or external events.

n	Information Technology Risk is the risk of financial loss, damage to the Company’s reputation or other adverse impacts resulting from unauthorized (malicious or accidental) disclosure, modification, or destruction of information, including cyber-crime, unintentional errors and omissions, IT disruptions due to natural or man-made disasters, or failure to exercise due care and diligence in the implementation and operation of an IT system.

n	Legal and Regulatory Risk is the risk that the Company is not in compliance with applicable laws and regulations, which may result in fines, regulatory criticism or business restrictions, or damage to the Company’s reputation.

n	Reputational Risk is the potential that negative publicity, whether true or not, will cause a decline in the value of the Company due to changes in the customer base, costly litigation, or other revenue reductions.

134   CIT GROUP INC

GOVERNANCE AND SUPERVISION

CIT’s Risk Management Group (“RMG”) has established a Risk Governance Framework that is intended to promote appropriate risk identification, measurement, monitoring, management and control. The Risk Governance Framework is focused on:

n	the major risks inherent to CIT’s business activities, as defined above;

n	the Enterprise Risk Framework, which includes the policies, procedures, practices and resources used to manage and assess these risks, and the decision-making governance structure that supports it;

n	the Risk Appetite and Risk Tolerance Framework, which defines the level and type of risk CIT is willing to assume in its exposures and business activities, given its business objectives, and sets limits, credit authorities, target performance metrics, underwriting standards and risk acceptance criteria used to define and guide the decision-making processes; and

n	management information systems, including data, models, analytics and risk reporting, to enable adequate identification, monitoring and reporting of risks for proactive management.

The Risk Management Committee (“RMC”) of the Board oversees the risk management functions that address the major risks inherent to CIT’s business activities and the control processes with respect to such risks. The Chief Risk Officer (“CRO”) supervises CIT’s risk management functions through the RMG and reports regularly to the RMC of the Board on the status of CIT’s risk management program. Within the RMG, officers with reporting lines to the CRO supervise and manage groups and departments with specific risk management responsibilities.

The Credit Risk Management group manages and approves all credit risk throughout CIT. This group is led by the Chief Credit Officer (“CCO”), and includes the heads of credit for each business, the head of Problem Loan Management, Credit Control and Credit Administration. The CCO chairs several key governance committees, including the Corporate Credit Committee (“CCC”).

The Enterprise Risk Management (“ERM”) group is responsible for oversight of asset risk, market risk, liquidity risk, capital risk, operational risk, model development, analytics, risk data and reporting.

The Chief Model Risk Officer reports directly to the CRO, and is responsible for model governance, validation and monitoring.

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

CREDIT RISK

Lending and Leasing Risk

The extension of credit through our lending and leasing activities is core to our businesses. As such, CIT’s credit risk management process is centralized in the RMG, reporting into the CRO through the CCO. This group establishes the Company’s underwriting standards, approves extensions of credit, and is responsible for portfolio management, including credit grading and problem loan management. RMG reviews and monitors credit exposures with the goal of identifying, as early as possible, customers that are experiencing declining creditworthiness or financial difficulty. The CCO evaluates reserves through our ALLL process for performing loans and non-accrual loans, as well as establishing nonspecific reserves to cover losses inherent in the portfolio. CIT’s portfolio is managed by setting limits

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   135

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

Using our underwriting policies, procedures and practices, combined with credit judgment and quantitative tools, we evaluate financing and leasing assets for credit and collateral risk during the credit decision-making process and after the advancement of funds. We set forth our underwriting parameters based on: (1) Target Market Definitions, which delineate risk by market, industry, geography and product, (2) Risk Acceptance Criteria, which detail acceptable structures, credit profiles and risk-adjusted returns, and (3) through our Corporate Credit Policies. We capture and analyze credit risk based on the probability of obligor default (“PD”) and loss given default (“LGD”). PD is determined by evaluating borrower creditworthiness, including analyzing credit history, financial condition, cash flow adequacy, financial performance and management quality. LGD ratings, which estimate loss if an account goes into default, are predicated on transaction structure, collateral valuation and related guarantees (including recourse to manufacturers, dealers or governments).

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

Credit personnel review potential borrowers’ financial condition, results of operations, management, industry, business model, customer base, operations, collateral and other data, such as third party credit reports and appraisals, to evaluate the potential customer’s borrowing and repayment ability. Transactions are graded by PD and LGD ratings, as described above. Credit facilities are subject to our overall credit approval process and underwriting guidelines and are issued commensurate with the credit evaluation performed on each prospective borrower, as well as portfolio concentrations. Credit personnel continue to review the PD and LGD ratings periodically. Decisions on continued creditworthiness or impairment of borrowers are determined through these periodic reviews.

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

Consumer Lending, Consumer Finance begins with an evaluation of a consumer’s credit profile against published standards. Loans are originated HFI or HFS. A loan which is originated as HFS must meet both the credit criteria of the Bank and the investor. At this time, agency eligible loans are originated for sale (Fannie Mae and Freddie Mac) as well as a limited number of FHA loans. Jumbo loans are considered a HFI product. All loan requests are reviewed by underwriters. Credit decisions are made after reviewing qualitative factors and considering the transaction from a judgmental perspective.

Mortgage Loans (residential 1-4) are originated through retail and closed loan purchases.

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

136   CIT GROUP INC

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

The RMG teams review the air and rail markets, monitor traffic flows, measure supply and demand trends, and evaluate the impact of new technology or regulatory requirements on supply and demand for different types of equipment. Commercial air is more global, while the rail market is regional, mainly North America and Europe. Demand for both passenger and freight equipment is correlated with GDP growth trends for the markets the equipment serves as well as the more immediate conditions of those markets. Cyclicality in the economy and shifts in travel and trade flows due to specific events (e.g., natural disasters, conflicts, political upheaval, disease, and terrorism) represent risks to the earnings that can be realized by these businesses. CIT seeks to mitigate these risks by maintaining relatively young fleets of assets with wide operator bases, which can facilitate attractive lease and utilization rates.

Consumer products use traditional and measurable standards to document and assess the creditworthiness of a loan applicant. Concentration limits are established by the Board and credit standards follow traditional documentation requirements. Performance is largely based on an acceptable pay history along with a quarterly assessment, which incorporates an assessment using current market conditions. Non-traditional loans are also monitored by way of a quarterly review of the borrower’s refreshed credit score. When warranted an additional review of the underlying collateral may be conducted.

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

n	Net Interest Income Sensitivity (“NII Sensitivity”), which measures the net impact of hypothetical changes in interest rates on net finance revenue over a 12 month period; and

n	Economic Value of Equity (“EVE”), which measures the net impact of these hypothetical changes on the value of equity by assessing the economic value of assets, liabilities and derivatives.

Interest rate risk and sensitivity is influenced primarily by the composition of the balance sheet, driven by the type of products offered (fixed/floating rate loans and deposits), investments, funding and hedging activities. Our assets are primarily comprised of commercial loans, consumer loans, operating leases, cash and investments. We use a variety of funding sources, including retail and brokered CDs, savings and checking accounts, secured and unsecured debt. Our leasing products are level/fixed payment transactions, whereas the interest rate on the majority of our commercial loan portfolio is based on a floating rate index such as short-term Libor or Prime. Our consumer loan portfolio is based on both floating rate and level/fixed payment transactions. Our debt securities within the investment portfolio, securities purchased under agreements to resell and interest bearing deposits (cash) have generally short durations and reprice frequently. With respect to liabilities, CDs and unsecured debt are fixed rate, secured debt is a mix of fixed and floating rate, and the rates on savings accounts vary based on the market environment and competition. The composition of our assets and liabilities generally results in a net asset-sensitive position at the shorter end of the yield curve, mostly related to moves in LIBOR, whereby our assets will reprice faster than our liabilities.

Deposits continued to grow as a percent of total funding. CIT Bank, N.A. sources deposits primarily through a retail branch network in Southern California, direct-to-consumer (via the internet) and brokered channels. At September 30, 2015, the Bank had over $32 billion in deposits. Certificates of deposits represented approximately $18 billion, 55% of the total, most of which were sourced through direct channels, and less than one-third through brokers. The deposit rates we offer can be influenced by market conditions and competitive factors. Changes in interest rates can affect our pricing and potentially impact our ability to gather and retain deposits. The deposit rates we offer can be influenced by market conditions and competitive factors. Changes in interest rates can affect our pricing and potentially impact our ability to gather and retain deposits. Rates offered by competitors also can influence our rates and our ability to attract and hold deposits. In a rising rate environment, the Bank may need to increase rates to renew maturing deposits and attract new deposits. Rates on our savings account deposits may fluctuate due to pricing competition and may also move with short-term interest rates. In general, retail deposits represent a low-cost source of funds and are less sensitive to interest rate changes than many non-deposit funding sources up to ten years. We regularly stress test the effect

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   137

of deposit rate changes on our margins and seek to achieve optimal alignment between assets and liabilities from an interest rate risk management perspective.

The table below summarizes the results of simulation modeling produced by our asset/liability management system. The results reflect the percentage change in the EVE and NII Sensitivity over the next twelve months assuming an immediate 100 basis point parallel increase or decrease in interest rates from the market-based forward curve. NII sensitivity is based on a static balance sheet projection.

Change to NII Sensitivity and EVE

	September 30, 2015		June 30, 2015		December 31, 2014
	+100 bps	–100 bps	+100 bps	–100 bps	+100 bps	–100 bps
NII Sensitivity	3.4%	(0.9)%	6.3%	(2.2)%	6.4%	(0.8)%
EVE	0.3%	(0.3)%	2.3%	(2.3)%	1.9%	(1.6)%

The EVE and NII sensitivity declined from the previous quarter due to several factors, including the incorporation of the former OneWest Bank assets and liabilities into the measurement assessment, the reduction in CIT’s cash balances in the third quarter of 2015 relative to the overall balance sheet and a refinement of the calculation.

As detailed in the above table, NII sensitivity is positive with respect to an increase in interest rates. This is primarily driven by our cash and investment securities position, and floating rate loan portfolio (including approximately $10 billion that are subject to floors, including acquired loans from OneWest Bank), which reprice frequently. On a net basis, we generally have more floating/repricing assets than liabilities in the near term. As a result, our current portfolio is more sensitive to moves in short-term interest rates in the near term. Therefore, our NFR may increase if short-term interest rates rise, or decrease if short-term interest rates decline. Market implied forward rates over the subsequent future twelve months are used to determine a base interest rate scenario for the net interest income projection for the base case. This base projection is compared with those calculated under varying interest rate scenarios such as a 100 basis point parallel rate shift to arrive at NII Sensitivity.

EVE complements net interest income simulation and sensitivity analysis as it estimates risk exposures beyond a twelve month horizon. EVE modeling measures the extent to which the economic value of assets, liabilities and off-balance sheet instruments may change in response to fluctuations in interest rates. EVE is calculated by subjecting the balance sheet to different rate shocks, measuring the net value of assets, liabilities and off-balance sheet instruments, and comparing those amounts with the EVE sensitivity base case calculated using a market-based forward interest rate curve. The duration of our liabilities is greater than that of our assets, because we have more fixed rate liabilities than assets in the longer term, causing EVE to increase under increasing rates and decrease under decreasing rates. The methodology with which the operating lease assets are assessed in the results table above reflects the existing contractual rental cash flows and the expected residual value at the end of the existing contract term. The simulation modeling for both NII Sensitivity and EVE assumes we take no action in response to the changes in interest rates.

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

These measurements provide an estimate of our interest rate sensitivity; however, they do not account for potential changes in credit quality, size, and prepayment characteristics of our balance sheet. They also do not account for other business developments that could affect net income, or for management actions that could affect net income or that could be taken to change our risk profile. Accordingly, we can give no assurance that actual results would not differ materially from the estimated outcomes of our simulations. Further, the range of such simulations does not represent our current view of the expected range of future interest rate movements.

138   CIT GROUP INC

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

We utilize a series of measurement tools to assess and monitor the level and adequacy of our liquidity position, liquidity conditions and trends. The primary tool is a cash forecast designed to identify material movements in cash flows. Stress scenarios are applied to measure the resiliency of the liquidity position and to identify stress points requiring remedial action. Also included among our liquidity measurement tools is an early warning system (summarized on an Early Warning Indicator Report (EWI)) that monitors key macro-environmental and company specific metrics that serve as early warning signals of potential impending liquidity stress events. Event triggers are categorized by severity into a three-level stress monitoring system: Moderately Enhanced Crisis, Heightened Crisis, and Maximum Crisis. Assessments outside defined thresholds trigger contingency funding actions, which are detailed in the Company’s Contingency Funding Plan (“CFP”).

Integral to our liquidity management practices is our CFP, which outlines actions and protocols under liquidity stress conditions, whether they are idiosyncratic or systemic in nature and defines the thresholds that trigger contingency funding actions. The objective of the CFP is to ensure an adequately sustained level of liquidity under certain stress conditions.

CAPITAL RISK

Capital Risk is the risk that the Company does not have adequate capital to cover its risks and to support its growth and strategic objectives. CIT establishes internal capital risk limits and warning thresholds, using both Economic and Risk-Based Capital calculations, as well as stress testing (DFAST), to evaluate the Firm’s capital adequacy for multiple types of risk in both normal and stressed environments. Economic capital includes credit risk, asset risk, market risk, operational risk and model risk. DFAST is a forward-looking methodology that looks at FRB adverse and severely adverse scenarios as well as internally generated scenarios. The capital risk framework requires contingency plans for stress results that would breach the established capital thresholds.

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

Operational risk is managed within individual business units. The head of each business and functional area is responsible for maintaining an effective system of internal controls to mitigate operational risks. The business segment Chief Operating Officers designate Operational Risk Managers responsible for implementation of the Operational Risk framework programs. The Enterprise Operational Risk function provides oversight in managing operational risk, designs and supports the enterprise-wide Operational Risk framework programs, and promotes awareness by providing training to employees and Operational Risk Managers within business units and functional areas. Additionally, Enterprise Operational Risk maintains the Loss Data Collection and Risk Assessment programs. Oversight of the operational risk management function is provided by the RMG, the RMC, the Enterprise Risk Committee and the Operational and Information Technology Risk Working Group.

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

The Information Risk function provides oversight of the Information Security and Business Continuity Management (“BCM”) programs. Information Security provides oversight and guidance across the organization intended to preserve

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   139

and protect the confidentiality, integrity, and availability of CIT information and information systems. BCM provides oversight and guidance of global business continuity and disaster recovery procedures through planning and implementation of proactive, preventive, and corrective actions intended to enable continuous business operations in the event of a disaster, including technology recovery. Information Risk is also responsible for crisis management and incident response and performs ongoing IT risk assessments of applications, infrastructure systems and third party vendors, as well as information security and BCM training and awareness for employees, contingent workers and consultants.

Oversight of the Information Risk function is provided by the RMG, the RMC, the Enterprise Risk Committee and the Risk and Control Committee.

LEGAL and REGULATORY RISK

CIT is subject to a number of laws, regulations, regulatory standards, and guidance, both in the U.S. and in other countries in which it does business, some of which are applicable primarily to financial services and others of which have general applicability to all businesses. Any failure to comply with applicable laws, regulations, standards, and guidance in the conduct of our business, including but not limited to funding our business, originating new business, purchasing and selling assets, and servicing our portfolios or the portfolios at third parties may result in governmental investigations and inquiries, legal proceedings, including both private and governmental plaintiffs, significant monetary damages, fines, or penalties, restrictions on the way in which we conduct our business, or reputational harm. To reduce these risks, the Company consults regularly with legal counsel, both internal and external, on significant legal and regulatory issues and has established a compliance function to facilitate maintaining compliance with applicable laws and regulations.

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

REPUTATIONAL RISK

Reputational Risk is the potential that negative publicity, whether true or not, will cause a decline in the value of the Company due to changes in the customer base, costly litigation, or other revenue reductions. Protecting CIT, its shareholders, employees and brand against reputational risk is of paramount importance to the Company. To address this mandate, CIT has established corporate governance standards relating to its Code of Business Conduct and ethics. During 2014, the Company expanded the Chief Compliance Officer’s responsibilities by appointing him to the role of Chief Ethics Officer. In this combined role, his responsibilities were extended to encompass compliance not only with laws and regulations, but also with CIT’s values and its Code of Business Conduct.

The Company has adopted, and the Board of Directors has approved, a Code of Business Conduct applicable to all directors, officers and employees, which details acceptable behaviors in conducting the Company’s business and acting on the Company’s behalf. The Code of Business Conduct covers conflicts of interest, corporate opportunities, confidentiality, fair dealing (with respect to customers, suppliers, competitors and employees), protection and proper use of Company assets, compliance with laws, and encourages reporting of unethical or illegal behavior, including through a Company hotline. Annually, each employee is trained on the Code of Business Conduct’s requirements, and provides an attestation as to their understanding of the requirements and their responsibility to comply.

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

140   CIT GROUP INC

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

FUNDING AND LIQUIDITY

CIT actively manages and monitors its funding and liquidity sources against relevant limits and targets. These sources satisfy funding and other operating obligations, while also providing protection against unforeseen stress events like unanticipated funding obligations, such as customer line draws, or disruptions to capital markets or other funding sources. Primary liquidity sources include cash, securities purchased under resale agreements, investment securities and credit facilities as discussed below.

Cash

n	Cash totaled $8.3 billion at September 30, 2015, compared to $7.1 billion at December 31, 2014 and $5.5 million at June 30, 2015, primarily due to $4.4 billion acquired in the OneWest Transaction, partially offset by cash of $1.9 billion used to pay for the acquisition. Cash at September 30, 2015 consisted of $1.1 billion related to the bank holding company and $5.9 billion at CIT Bank, N.A. (excluding $0.1 billion of restricted cash), with the remainder comprised of cash at operating subsidiaries and other restricted balances of approximately $1.3 billion.

Securities Purchased Under Resale Agreements

n	Securities purchased under agreements to resell (“reverse repurchase agreements”) totaled $100 million at September 30, 2015, down from $650 million at December 31, 2014. CIT enters into reverse repurchase agreements in an effort to improve returns on excess liquidity. These agreements are mostly short-term securities that mature predominately within three months, and are secured by the underlying collateral, which is maintained at a third-party custodian. Interest earned on these securities is included in “Interest and dividends on interest bearing deposits and investments” in the statement of operations.

Investment Securities

Investment Securities (dollars in millions)

	September 30, 2015	December 31, 2014
Available-for-sale securities
Debt securities	$3,001.3	$1,116.5
Equity securities	14.3	14.0
Held-to-maturity securities
Debt securities	310.7	352.3
Non-marketable equity investments and other	292.5	67.5
Total investment securities	$3,618.8	$1,550.3

CIT uses investment securities as a means to utilize cash and recognize additional returns, while providing liquidity support and collateral for pledging purposes. See Note 1 — Business and Summary of Significant Accounting Policies in Item 1. Consolidated Financial Statements for policies covering classification and reviewing for OTTI. Interest and dividend income (a component of NFR), totaled $24 million, $8 million and $9 million for the quarters ended September 30, 2015 and 2014, and June 30, 2015, respectively, with the current quarter reflecting the acquired mortgage-backed security portfolio from OneWest Bank. We also recognized net gains in other income of $2 million, $6 million and $4 million for the quarters ended September 30, 2015 and 2014, and June 30, 2015, respectively. The increase in debt securities AFS primarily reflects the MBS investments acquired in the OneWest Transaction. In addition, the acquisition also drove the increase in the non-marketable equity investments, which represents the additional investment in FHLB and FRB securities.

For liquidity consideration, other short-term investment securities totaled $0.9 billion at September 30, 2015, which consisted of U.S. Treasury Bills and Government Agency discount notes and supranational securities that were classified as AFS and had remaining maturity dates of 90 days or less. Other short-term investment securities at September 30, 2015 does not include callable U.S. Government Agency securities of approximately $1.0 million, which have stated maturity horizons of more than a year, and are callable by the issuer in less than a year.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   141

Credit Facilities

n	A multi-year committed revolving credit facility that has a total commitment of $1.5 billion, of which $1.4 billion was unused at September 30, 2015; and

n	Committed securitization facilities and secured bank lines totaled $4.2 billion, of which $2.3 billion was unused at September 30, 2015, provided that eligible assets are available that can be funded through these facilities.

Asset liquidity is further enhanced by our ability to sell or syndicate portfolio assets in secondary markets, which also enables us to manage credit exposure, and to pledge assets to access secured borrowing facilities through the FHLB and FRB.

Funding Sources

Funding sources include deposits and borrowings. Rate analysis on these funding sources was discussed in the NFR section. As a result of the OneWest Transaction and our continued funding and liability management initiatives, our funding mix has continued to change to a higher mix of deposits. The following table reflects our funding mix:

Funding Mix (dollars in millions)

	September 30, 2015	December 31, 2014
Deposits	63%	46%
Unsecured	21%	35%
Secured Borrowings:
Structured financings	10%	18%
FHLB Advances	6%	1%

The higher proportion of deposits and FHLB advances is reflective of the OneWest Transaction. The following sections on deposits and borrowings provide further detail on the acquired amounts and the effect on existing balances. The percentage of funding for each period excludes the debt related to discontinued operations.

Deposits

The following table details our ending deposit balances by type:

Deposits (dollars in millions)

	September 30, 2015		December 31, 2014
	Total	Percent of Total	Total	Percent of Total
Checking and Savings:
Non-interest bearing checking	$966.6	3.0%	$–	–
Interest bearing checking	3,205.1	9.9%	–	–
Money market	5,367.8	16.6%	1,873.8	11.8%
Savings	4,679.9	14.5%	3,941.6	24.9%
Certificates of Deposits	17,940.2	55.5%	9,942.2	62.7%
Other	169.3	0.5%	92.2	0.6%
Total	$32,328.9	100.0%	$15,849.8	100.0%

During 2015, deposit growth was solid, and the third quarter included the addition of $14.5 billion related to the OneWest Transaction. The acquisition broadened our product offerings and customer base. CIT Bank, N.A. offers a full suite of deposit offerings to its customers, and with the acquisition, now has a branch network of 70 branches to serve its customers. Deposit growth is a key area of focus for CIT as it offers lower funding costs compared to other sources. The weighted average coupon rate of total deposits was 1.26% at September, 30, 2015, down from 1.69% at December 31, 2014, as the rates on the acquired deposits were lower than existing deposits due to the mix of deposits acquired. Acquired deposits had a lower weighted average interest rate. See Net Finance Revenue section for further discussion on average balances and rates.

Borrowings

Borrowings consist of senior unsecured notes and secured borrowings (structured financings and FHLB advances), all of which totaled $19.3 billion at September 30, 2015, up from $18.5 billion at December 31, 2014, reflecting the acquired borrowings from the OneWest Transaction, which was mostly in the form of FHLB advances ($3.0 billion) partially offset by the repayment of $1.2 billion of maturing unsecured notes. The weighted average coupon rate of borrowings at September 30, 2015 was 3.81%, down from 4.32% at December 31, 2014, reflecting the acquired FHLB advances, which have lower rates.

142   CIT GROUP INC

Unsecured Debt

Senior Unsecured Notes

At September 30, 2015, unsecured notes outstanding totaled $10.7 billion, compared to $11.9 billion at December 31, 2014, reflecting a repayment in the first quarter. The weighted average coupon rate of unsecured borrowings at September 30, 2015 was 5.03%, up slightly from 5.00% at December 31, 2014. The decline in outstanding balance and slight increase in rate reflect the repayment of $1.2 billion of maturing 4.75% notes in the first quarter.

Revolving Credit Facility

There were no borrowings outstanding under the Revolving Credit Facility at either September 30, 2015 or December 31, 2014. The amount available to draw upon was approximately $1.4 billion at September 30, 2015, with the remaining amount of approximately $0.1 billion utilized for issuance of letters of credit.

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

The Revolving Credit Facility is unsecured and is guaranteed by eight of the Company’s domestic operating subsidiaries. The facility was amended to modify the covenant requiring a minimum guarantor asset coverage ratio and the criteria for calculating the ratio. The amended covenant requires a minimum guarantor asset coverage ratio ranging from 1.25:1.0 to the current requirement of 1.5:1.0 depending on the Company’s long-term senior unsecured debt rating. As of September 30, 2015, the last reported asset coverage ratio was 2.42x.

See Note 9 — Borrowings in Item 1. Consolidated Financial Statements for further detail.

Secured Borrowings

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

FHLB Advances

FHLB advances have become a significant source of funding as a result of the OneWest Transaction. CIT Bank, N.A. is a member of the FHLB of San Francisco and may borrow under a line of credit that is secured by collateral pledged to the FHLB San Francisco. The Bank makes decisions regarding utilization of advances based upon a number of factors including liquidity needs, capital constraints, cost of funds and alternative sources of funding. CIT Bank, N.A. had $3.2 billion outstanding under the line and $6.6 billion of assets were pledged as collateral at September 30, 2015.

Prior to the OneWest Transaction, at December 31, 2014, CIT Bank was a member of the FHLB of Seattle (before its merger into FHLB Des Moines on June 1, 2015) and had $125 million outstanding under a line of credit and $168 million of commercial real estate assets were pledged as collateral. Also at December 31, 2014, a subsidiary of CIT Bank was a member of FHLB Des Moines and had $130 million of advances outstanding and $142 million of collateral pledged.

FHLB Advances and pledged assets are also discussed in Note 9 — Borrowings in Item 1. Consolidated Financial Statements.

Structured Financings

Structured Financings totaled approximately $5.4 billion at September 30, 2015, compared to $6.3 billion at December 31, 2014. The weighted average coupon rate of structured financings at September 30, 2015 was 3.26%, up from 3.19% at December 31, 2014.

CIT Bank, N.A. structured financings totaled $1.0 billion and $1.7 billion at September 30, 2015 and December 31, 2014, respectively, which were secured by $1.3 billion and $2.2 billion of pledged assets at September 30, 2015 and December 31, 2014. Non-bank structured financings were $4.4 billion and $4.7 billion at September 30, 2015 and December 31, 2014, respectively, and were secured by assets of $7.8 billion and $8.2 billion, respectively.

See Note 9 — Borrowings in Item 1. Consolidated Financial Statements for a table displaying our consolidated secured financings and pledged assets.

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

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   143

At September 30, 2015, a total of $1,763 million of assets and secured debt totaling $1,167 million issued to investors was outstanding under the GSI Facilities. After adjustment to the amount of actual qualifying borrowing base under the terms of the GSI Facilities, this secured debt provided for usage of $986.8 million of the maximum notional amount of the GSI Facilities. The remaining $1,138.2 million of the maximum notional amount represents the unused portion of the GSI Facilities and constitutes the notional amount of derivative financial instruments. Unsecured counterparty receivable of $529.5 million is owed to CIT from GSI for debt discount, return of collateral posted to GSI and settlements resulting from market value changes to the asset-backed securities underlying the structures at September 30, 2015.

The GSI Facilities was structured as a TRS to satisfy the specific requirements to obtain this funding commitment from GSI. Under the terms of the GSI Facilities, CIT raises cash from the issuance of ABS to investors designated by GSI under the total return swap, equivalent to the face amount of the ABS less an adjustment for any OID which equals the market price of the ABS. CIT is also required to deposit a portion of the face amount of the ABS with GSI as additional collateral prior to funding ABS through the GSI Facilities.

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

Valuation of the derivatives related to the GSI Facilities is based on several factors using a discounted cash flow (DCF) methodology, including:

n	Funding costs for similar financings based on the current market environment;

n	Forecasted usage of the long-dated GSI Facilities through the final maturity date in 2028; and

n	Forecasted amortization, due to principal payments on the underlying ABS, which impacts the amount of the unutilized portion.

Based on the Company’s valuation, a liability of $56.2 million and $24.5 million was recorded at September 30, 2015 and December 31, 2014, respectively. The increases in the liability of $24.3 million and $31.7 million were recognized as a reduction to other income for the quarter and nine months ended September 30, 2015, respectively. The change in value of $13.4 million and $3.7 million were recognized as reduction to Other Income in the quarter and nine months ended September 30, 2014, respectively.

Interest expense related to the GSI Facilities is affected by the following:

n	A fixed facility fee of 2.85% per annum times the maximum facility commitment amount,

n	A variable amount based on one-month or three-month U.S.D. LIBOR times the “utilized amount” (effectively the “adjusted qualifying borrowing base”) of the total return swap, and

n	A reduction in interest expense due to the recognition of the payment of any OID from GSI on the various asset-backed securities.

See Note 10 — Derivative Financial Instruments in Item 1. Consolidated Financial Statements for further information.

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

Our debt ratings at September 30, 2015, as rated by Standard & Poor’s Ratings Services (“S&P”), Fitch Ratings, Inc. (“Fitch”), Moody’s Investors Service (“Moody’s”) and Dominion Bond Rating Service (“DBRS”) are presented in the following table.

Debt Ratings as of September 30, 2015

	S&P	Fitch	Moody’s	DBRS
Issuer / Counterparty Credit Rating	BB-	BB+	NR	BB (High)
Revolving Credit Facility Rating	BB-	BB+	B1	BBB (Low)
Series C Notes / Senior Unsecured Debt Rating	BB-	BB+	B1	BB (High)
Outlook	Positive	Stable	Positive	Stable

NR — Not Rated

144   CIT GROUP INC

In October 2015, Moody’s changed its outlook to positive from stable. In September 2015, DBRS upgraded our Issuer and Unsecured Debt ratings to BB (high) with a Stable outlook. In March 2015. Moody’s affirmed CIT Group’s Ba3 corporate family rating but downgraded the senior unsecured rating from Ba3 to B1 with a stable ratings outlook. Concurrently, Moody’s transitioned its ratings analysis of CIT Group to Moody’s bank methodology from Moody’s finance company rating methodology. Because Moody’s does not assign corporate family ratings under the bank rating framework, CIT’s Ba3 corporate family rating was withdrawn.

Rating agencies indicate that they base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix, level and quality of earnings, and the current operating, legislative and regulatory environment, including implied government support. In addition, rating agencies themselves have been subject to scrutiny arising from the financial crisis and could make or be required to make substantial changes to their ratings policies and practices, particularly in response to legislative and regulatory changes, including as a result of provisions in the Dodd-Frank Act. Potential changes in rating methodology as well as in the legislative and regulatory environment and the timing of those changes could impact our ratings, which as noted above could impact our liquidity and financial condition.

A debt rating is not a recommendation to buy, sell or hold securities, and the ratings are subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

Tax Implications of Cash in Foreign Subsidiaries

Cash held by foreign subsidiaries totaled $1.0 billion, including cash available to the BHC and restricted cash, at September 30, 2015, compared to $1.8 billion at December 31, 2014.

Other than in a limited number of jurisdictions, Management does not intend to indefinitely reinvest foreign earnings.

Contractual Payments and Commitments

The following tables summarize significant contractual payments and contractual commitment expirations at September 30, 2015. Certain amounts in the payments table are not the same as the respective balance sheet totals, because this table is based on contractual amounts and excludes items such as issue discounts, and PAA and FSA discount / premiums. Actual cash flows could vary materially from those depicted in the payments table as further explained in the table footnotes.

Payments for the Twelve Months Ended September 30(1) (dollars in millions)

	Total	2016	2017	2018	2019	2020+
Structured financings(2)	$5,367.9	$1,734.9	$896.5	$680.0	$452.3	$1,604.2
FHLB Advances	3,213.5	2,271.5	42.0	900.0	–	–
Senior unsecured	10,743.4	–	2,992.0	2,200.0	2,750.0	2,801.4
Total borrowings	19,324.8	4,006.4	3,930.5	3,780.0	3,202.3	4,405.6
Deposits	32,304.5	22,022.0	2,925.3	1,391.5	1,638.8	4,326.9
Credit balances of factoring clients	1,609.3	1,609.3	–	–	–	–
Lease rental expense	313.3	56.2	48.4	45.1	43.0	120.6
Total contractual payments	$53,551.9	$27,693.9	$6,904.2	$5,216.6	$4,884.1	$8,853.1

(1)	Projected payments of debt interest expense and obligations relating to postretirement programs are excluded.

(2)	Includes non-recourse secured borrowings, which are generally repaid in conjunction with the pledged receivable maturities.

Commitment Expiration by Twelve Month Periods Ended September 30 (dollars in millions)

	Total	2016	2017	2018	2019	2020+
Financing commitments	$7,501.4	$1,674.7	$1,048.2	$1,407.6	$1,417.3	$1,953.6
Aerospace equipment purchase commitments(1)	10,313.1	869.0	776.9	1,856.1	2,591.6	4,219.5
Rail and other equipment purchase commitments	1,279.3	1,124.8	154.5	–	–	–
Letters of credit	378.9	55.0	61.9	74.6	153.1	34.3
Deferred purchase agreements	1,791.6	1,791.6	–	–	–	–
Guarantees, acceptances and other recourse obligations	1.4	1.4	–	–	–	–
Liabilities for unrecognized tax obligations(2)	75.4	30.0	45.4	–	–	–
Total contractual commitments	$21,341.1	$5,546.5	$2,086.9	$3,338.3	$4,162.0	$6,207.4

(1)	Aerospace commitments are net of amounts on deposit with manufacturers.

(2)	The balance cannot be estimated past 2017; therefore the remaining balance is reflected in 2017.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   145

Financing commitments increased from $4.7 billion at December 31, 2014 to $7.5 billion at September 30, 2015, primarily reflecting acquired commitments from the OneWest Transaction. Financing commitments include commitments that have been extended to and accepted by customers or agents, but on which the criteria for funding have not been completed of $1,138 million at September 30, 2015. Also included are Commercial Services credit line agreements, with an amount available of $391 million, net of the amount of receivables assigned to us. These are cancellable by CIT only after a notice period.

At September 30, 2015, substantially all our undrawn financing commitments were senior facilities, with approximately 80% secured by equipment or other assets and the remainder comprised of cash flow or enterprise value facilities. Most of our undrawn and available financing commitments are in the Corporate Finance division of NAB. The top ten undrawn commitments totaled $462 million at September 30, 2015.

The table above includes approximately $1.7 billion of undrawn financing commitments at September 30, 2015 that were not in compliance with contractual obligations, and therefore CIT does not have the contractual obligation to lend.

See Note 19 — Commitments in Item 1. Consolidated Financial Statements for further detail.

CAPITAL

Capital Management

CIT manages its capital position to ensure that it is sufficient to: (i) support the risks of its businesses, (ii) maintain a “well-capitalized” status under regulatory requirements, and (iii) provide flexibility to take advantage of future investment opportunities. Capital in excess of these requirements is available to distribute to shareholders, subject to a “non-objection” of our capital plan from the FRB.

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

Regulatory Reporting Impact of Exceeding $50 Billion of Assets

As of September 30, 2015, as a result of the OneWest Transaction, we exceeded the $50 billion threshold that subjects BHCs to enhanced prudential regulation under the Dodd-Frank Act. Among other requirements, CIT will be subject to capital planning and company-run and supervisory stress testing requirements, under the FRB’s Comprehensive Capital Analysis and Review (“CCAR”) process, which will require CIT to submit an annual capital plan and demonstrate that it can meet required regulatory capital minimums over a nine quarter planning horizon, but we don’t expect to be part of the same process in 2016 as established CCAR banks. CIT will need to collect and report certain related data on a quarterly basis, which the FRB would use to track our progress against the capital plan. We expect that upon full implementation of the CCAR process in 2017, CIT may pay dividends and repurchase stock only in accordance with an approved capital plan to which the FRB has not objected. Furthermore, CIT is required to conduct annual and midcycle Company-run stress tests with company-developed economic scenarios for submission to the FRB, and publically disclose test details.

The Basel III final framework requires banks and BHCs to measure their liquidity against specific liquidity tests. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon under an acute liquidity stress scenario, with a phased implementation process starting January 1, 2015 and complete implementation by January 1, 2019. The final rule applies a modified version of the LCR requirements to bank holding companies with total consolidated assets of greater than $50 billion but less than $250 billion. The modified version of the LCR requirement only requires the LCR calculation to be performed on the last business day of each month and sets the denominator (that is, the calculation of net cash outflows) for the modified version at 70% of the denominator as calculated under the most comprehensive version of the rule applicable to larger institutions. Under the FRB final rule, a BHC with between $50 billion and $250 billion in total consolidated assets must comply with the first phase of the minimum LCR requirement at the later of January 1, 2016 or the first quarter after the quarter in which it exceeds the $50 Billion SIFI Threshold with the LCR requirement going into full-effect on January 1, 2017.

Capital Issuance

In connection with the OneWest Transaction, CIT paid approximately $3.4 billion as consideration, which included 30.9 million shares of CIT Group Inc. common stock that was valued at approximately $1.5 billion at the time of closing.

146   CIT GROUP INC

Pursuant to a Stockholders Agreement between CIT and certain of the former interest-holders in IMB and OneWest Bank (the “Holders”), who collectively owned over 90% of the common interests in IMB, the Holders agreed (i) not to form a “group” with other Holders with respect to any voting securities of CIT or otherwise act with other Holders to seek to control or influence CIT’s board or the management or policies, (ii) not to transfer any shares of CIT Common Stock received in the OneWest Transaction for 90 days following the closing of the transaction, subject to certain exceptions, (iii) not to transfer more than half of each Holder’s shares of CIT Common Stock received in the OneWest Transaction for 180 days following the closing of the transaction, subject to certain exceptions, and (iv) not to transfer any shares of CIT Common Stock received in the transaction to a person or group who, to the knowledge of such Holder, would beneficially own 5% or more of the outstanding CIT Common Stock following such transfer, subject to certain exceptions. The restrictions on each Holder remain in effect until such Holder owns 20% or less of the shares of CIT Common Stock received by such Holder in the OneWest Transaction. CIT also granted the Holders one collective demand registration right and piggy-back registration rights.

Return of Capital

Capital returned during the nine months ended September 30, 2015 totaled over $616 million, including repurchases of approximately $532 million of our common stock and $84 million in dividends.

During the third quarter of 2015, we repurchased over 3 million of our shares at an average price of $46.28 for an aggregate purchase price of $139 million, which completed the existing $200 million share repurchase program authorized by the Board in April 2015. In 2014, the Board authorized the purchase of approximately $1.1 billion of the Company’s common shares, which was completed in the first two quarters of 2015.

Our 2015 common stock dividends were as follows:

2015 Dividends

Declaration Date	Payment Date	Per Share Dividend
January	February 28, 2015	$0.15
April	May 29, 2015	$0.15
July	August 28, 2015	$0.15
October	November 30, 2015	$0.15

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

In addition, under the Basel I general risk-based capital rules, the effects of certain components of accumulated other comprehensive income (“AOCI”) included in shareholders’ equity (for example, mark-to-market of securities held in the available-for-sale (“AFS”) portfolio) under U.S. GAAP are reversed for the purpose of determining regulatory capital ratios. Pursuant to the Basel III Final Rule, the effects of these AOCI items are not excluded; however, non-advanced approaches banking organizations, including the Company and CIT Bank, may make a one-time permanent election to continue to exclude the AOCI items currently excluded under Basel I. Both the Company and CIT Bank have elected to exclude AOCI items from regulatory capital ratios. The Basel III Final Rule also precludes certain hybrid securities, such as trust preferred securities, from inclusion in bank holding companies’ Tier 1 capital. The Company does not have any hybrid securities outstanding at September 30, 2015.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   147

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

The Company and CIT Bank have met all capital requirements under the Basel III Final Rule, including the capital conservation buffer, as if such requirements were currently effective. The following table presents CIT’s and CIT Bank’s estimated capital ratios as of September 30, 2015 calculated under the fully phased-in Basel III Final Rule — Standardized approach.

Preliminary Basel III Capital Ratios — Fully Phased-in Standardized Approach(1) As of September 30, 2015 (dollars in millions)

	CIT		CIT Bank
	Actuals	Requirement	Actuals	Requirement
CIT
Capital
CET1	$8,780.9		$4,681.1
Tier 1	8,780.9		4,681.1
Total	9,156.7		5,022.8
Risk-weighted assets	70,301.8		35,686.6
Adjusted quarterly average assets	58,283.2		35,073.4
Capital ratios
CET1	12.5%	7.0%(2)	13.1%	7.0%(2)
Tier 1	12.5%	8.5%(2)	13.1%	8.5% (2)
Total	13.0%	10.5%(2)	14.1%	10.5%(2)
Leverage	15.1%	4.0%	13.3%	4.0%

(1)	Basel III Final Rule calculated under the Standardized Approach on a fully phased-in basis that will be required effective January 1, 2019.

(2)	Required ratios under the Basel III Final Rule include the post-transition minimum capital conservation buffer effective January 1, 2019.

148   CIT GROUP INC

Capital Composition and Ratios

The Company is subject to various regulatory capital requirements. We compute capital ratios in accordance with Federal Reserve capital guidelines for assessing adequacy of capital.

In July 2013, federal banking regulators published the final Basel III capital framework for U.S. banking organizations (the “Regulatory Capital Rules”). While the Regulatory Capital Rules became effective January 1, 2014, the mandatory compliance date for CIT as a “standardized approach” banking organization began on January 1, 2015, subject to transitional provisions extending to January 1, 2019.

At September 30, 2015, the regulatory capital guidelines applicable to the Company were based on the Basel III Final Rule. The ratios presented in the following table for September 30, 2015 were calculated under the current rules. At December 31, 2014, the regulatory capital guidelines that were applicable to the Company were based on the Capital Accord of the Basel Committee on Banking Supervision (Basel I). The ratios were not significantly impacted by the change from Basel I to Basel III.

Tier 1 Capital and Total Capital Components(1) (dollars in millions)

Tier 1 Capital	Partially Phased-in Basis September 30, 2015	Fully Phased-in Basis September 30, 2015	December 31, 2014
Total stockholders’ equity	$10,798.7	$10,798.7	$9,068.9
Effect of certain items in accumulated other comprehensive loss excluded from Tier 1 Capital and qualifying noncontrolling interests	66.0	66.0	53.0
Adjusted total equity	10,864.7	10,864.7	9,121.9
Less: Goodwill(2)	(1,068.4)	(1,068.4)	(571.3)
Disallowed deferred tax assets	(867.4)	(867.4)	(416.8)
Disallowed intangible assets(2)	(59.2)	(148.0)	(25.7)
Investment in certain subsidiaries	NA	NA	(36.7)
Other Tier 1 components(3)	–	–	(4.1)
Common Equity Tier 1 Capital	8,869.7	8,780.9	8,067.3
Tier 1 Capital	8,869.7	8,780.9	8,067.3
Tier 2 Capital
Qualifying reserve for credit losses and other reserves(4)	375.8	375.8	381.8
Less: Investment in certain subsidiaries	NA	NA	(36.7)
Total qualifying capital	$9,245.5	$9,156.7	$8,412.4
Risk-weighted assets	$69,610.6	$70,301.8	$55,480.9
BHC Ratios
Common Equity Tier 1 Capital Ratio	12.7%	12.5%	NA
Tier 1 Capital Ratio	12.7%	12.5%	14.5%
Total Capital Ratio	13.3%	13.0%	15.2%
Tier 1 Leverage Ratio	15.2%	15.1%	17.4%
CIT Bank Ratios
Common Equity Tier 1 Capital Ratio	13.3%	13.1%	NA
Tier 1 Capital Ratio	13.3%	13.1%	13.0%
Total Capital Ratio	14.2%	14.1%	14.2%
Tier 1 Leverage Ratio	13.5%	13.3%	12.2%

(1)	The September 30, 2015 presentations reflects the risk-based capital guidelines under Basel III, which became effective on January 1, 2015, on a partially phased-in basis, and under the fully phased-in basis. The December 31, 2014 reflects the risk-based capital guidelines under then effective Basel I.

(2)	Goodwill and disallowed intangible assets adjustments also reflect the portion included within assets held for sale.

(3)	Includes the Tier 1 capital charge for nonfinancial equity investments under Basel I.

(4)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit, and deferred purchase agreements, all of which are recorded in Other Liabilities.

NA — Balance is not applicable under the respective guidelines.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   149

During the third quarter, our capital was impacted by the acquisition of OneWest Bank and the reversal of our Federal deferred tax asset valuation allowance. The acquisition increased equity, primarily reflected by the issuance of common shares out of treasury. Common Tier 1 and Tier 1 Capital increased by $837 million, while Total Capital increased slightly less, both net of an increase in goodwill, intangible and disallowed deferred tax deductions of $1.2 billion. While the deferred tax asset valuation allowance reversal benefited stockholders’ equity, it had minimal impact on regulatory capital ratios as the majority of the deferred tax asset balance was disallowed for regulatory capital purposes. As a result, Common Tier 1 and Tier 1 Capital declined by approximately 180 basis points while Total Capital declined by approximately 200 basis points, as the net increase in capital was more than offset by the increase in the risk-weighing of the acquired exposures.

The Leverage ratio declined, impacted by the acquisition. The full impact is not reflected in this ratio, as the adjusted quarterly average assets only includes two months of the acquired assets.

Our Common Equity Tier 1 and Total Capital ratios at September 30 and June 30, 2015 are calculated under the Basel III Final Rule. The December 31, 2014, Tier 1 and Total Capital ratios are reported under the previously effective capital rules. The impact of the change in Regulatory Capital Rules at January 1, 2015 was minimal.

The reconciliation of balance sheet assets to risk-weighted assets is presented below:

Risk-Weighted Assets (dollars in millions)

	September 30, 2015	December 31, 2014
Balance sheet assets	$68,125.5	$47,880.0
Risk weighting adjustments to balance sheet assets	(15,244.1)	(8,647.8)
Off balance sheet items	16,729.2	16,248.7
Risk-weighted assets	$69,610.6	$55,480.9

The increased balances were primarily the result of acquiring OneWest Bank. The risk weighting adjustments at September 30, 2015 reflect Basel III guidelines, whereas the December 31, 2014 risk weighting adjustments followed Basel I guidelines. The Basel III Final Rule prescribed new approaches for risk weightings. Of these, CIT will calculate risk weightings using the Standardized Approach. This approach expands the risk-weighting categories from the former four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories, depending on the nature of the exposure, ranging from 0% for U.S. government and agency securities to as high as 1,250% for such exposures as MBS. Included in the acquisition were significant investments in MBSs, approximately $950 million, which were calculated at a risk-weighting of $2.3 billion (or over 200%) as of September 30, 2015.

The 2015 off balance sheet items primarily reflect commitments to purchase aircraft and railcars ($10.2 billion related to aircraft and $1.1 billion related to railcars), unused lines of credit ($3.1 billion credit equivalent, largely related to the Commercial Banking division), and deferred purchase agreements ($1.8 billion related to the Commercial Services division).

See Note 19 — Commitments in Item 1. Consolidated Financial Statements for further detail on commitments.

Tangible Book Value and Tangible Book Value per Share(1)

Tangible book value represents common equity less goodwill and other intangible assets. A reconciliation of CIT’s total common stockholders’ equity to tangible book value, a non-GAAP measure, follows:

Tangible Book Value and per Share Amounts (dollars in millions, except per share amounts)

	September 30, 2015	December 31, 2014
Total common stockholders’ equity	$10,798.7	$9,068.9
Less: Goodwill	(1,135.1)	(571.3)
Intangible assets	(201.3)	(25.7)
Tangible book value	$9,462.3	$8,471.9
Book value per share	$53.74	$50.13
Tangible book value per share	$47.09	$46.83

(1)	Tangible book value and tangible book value per share are non-GAAP measures.

Book value and Tangible book value (“TBV”) were up as the 2015 earnings were offset by the impact of additional goodwill and intangible assets recorded related to the OneWest Transaction. Book value per share and TBV per share increased from December 31, 2014 reflecting the net income recorded during 2015 and the issuance of

150   CIT GROUP INC

approximately 30.9 million shares ($1.5 billion), related to the OneWest Transaction payment.

Book value per share grew during the quarter as the increase in equity, impacted mostly from the issuance of common shares out of treasury for the acquisition and earnings, including the reversal of the federal valuation allowance, outpaced the impact of higher shares outstanding. Tangible book value per share decreased from June 30, 2015, as the higher share count offset the increase in tangible equity, and was up from a year ago.

CIT BANK, N.A.

CIT Bank, N.A., a wholly-owned subsidiary, is regulated by the Office of the Comptroller of the Currency, U.S. Department of the Treasury (“OCC”). See Background for discussion of the Bank’s change to a national bank from a state-chartered bank in connection with the OneWest Transaction.

The Bank’s financial statements were significantly impacted by the OneWest Transaction, as discussed in the OneWest Transaction section, and includes two month’s activity on a combined basis. The following condensed balance sheet and condensed statement of operations, as of and for the quarter and nine months ended September 30, 2015, reflect push down accounting, whereby the purchase accounting adjustments related to the OneWest Transaction are reflected in CIT Bank, N.A. balances and results. The balances at September 30, 2015 reflects at the time of acquisition, cash of $4.4 billion, investment securities of $1.3 billion, loans of $13.6 billion ($6.5 billion of commercial loans and $7.1 billion of consumer loans), and indemnification assets of $0.5 billion related to loss sharing agreements with the FDIC on certain loans acquired. The acquisition also included deposits of $14.5 billion and FHLB advances of $3.0 billion. The transaction resulted in goodwill of $598 million and intangible assets of $186 million. See OneWest Transaction section for further details on assets and liabilities acquired.

The Bank originates and funds lending and leasing activity in the U.S. Commercial loans were up for the quarter and from December 31, 2014, which in addition to the OneWest Transaction, reflected lending and leasing volume, while deposits grew in support of the increased business and investment activities. Funded volumes represented nearly all of the new U.S. volumes for NAB and TIF. As detailed in the following Condensed Balance Sheet table, absent the acquisition, cash and deposits with banks were used to invest in higher earning securities, consisting of approximately $1.0 billion of U.S. Government Agency notes. The portfolio of operating lease equipment, which totaled $2.5 billion, was comprised primarily of railcars and some aircraft. Other assets are up due to the acquisition ($677 million as of the acquisition date). A list of other assets acquired is presented in the OneWest Transaction section.

CIT Bank deposits were $32.4 billion at September 30, 2015, up from $15.9 billion at December 31, 2014, reflecting deposits acquired that support the asset growth and other debt reduction. The weighted average interest rate was 1.25%, compared to 1.63% at December 31, 2014, reflecting the change in mix attributed to the deposits acquired from OneWest Bank, which include lower yielding deposits such as non-interest bearing checking accounts and lower interest savings accounts.

Borrowings at September 30, 2015 mainly consisted of FHLB advances, and debt related to secured borrowing transactions.

The Bank’s capital and leverage ratios are included in the tables that follow and remained well above required levels.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   151

The following presents condensed financial information for CIT Bank, N.A.

Condensed Balance Sheets (dollars in millions)

	September 30, 2015	December 31, 2014
ASSETS:
Cash and deposits with banks	$6,011.2	$3,684.9
Investment securities	2,473.0	285.2
Assets held for sale	229.0	22.8
Commercial loans	22,671.6	14,982.8
Consumer loans	6,929.2	–
Allowance for loan losses	(307.5)	(269.5)
Operating lease equipment, net	2,514.0	2,026.3
Indemnification Assets	465.0	–
Goodwill	765.8	167.8
Intangible assets	191.5	12.1
Other assets	1,127.9	203.6
Assets of discontinued operations	513.8	–
Total Assets	$43,584.5	$21,116.0
LIABILITIES AND EQUITY:
Deposits	$32,400.7	$15,877.9
FHLB advances	3,219.0	254.7
Borrowings	1,011.5	1,607.8
Other borrowings	–	303.1
Other liabilities	725.7	356.1
Liabilities of discontinued operations	671.9	–
Total Liabilities	38,028.8	18,399.6
Total Equity	5,555.7	2,716.4
Total Liabilities and Equity	$43,584.5	$21,116.0
Capital Ratios*
Common Equity Tier 1 Capital	13.1%	NA
Tier 1 Capital Ratio	13.1%	13.0%
Total Capital Ratio	14.1%	14.2%
Tier 1 Leverage ratio	13.3%	12.2%

NA – Not applicable under Basel I guidelines.

*	The capital ratios presented above for September 30, 2015 are reflective of the fully-phased in BASEL III approach.

Financing and Leasing Assets by Segment (dollars in millions)

North America Banking	$21,329.2	$12,518.8
Legacy Consumer Mortgages	5,636.3	–
Transportation & International Finance	5,378.3	4,513.1
Total	$32,343.8	$17,031.9

We compute capital ratios in accordance with Federal Reserve and OCC capital guidelines for assessing adequacy of capital. At September 30, 2015, the regulatory capital guidelines applicable to the Bank were based on the Basel III Final Rule. The ratios presented in the following table for September 30 and June 30, 2015 are calculated under the current rules. The regulatory capital guidelines that were applicable to the Bank in 2014 were based on the Capital Accord of the Basel Committee on Banking Supervision (Basel I). The ratios were not significantly impacted by the change from Basel I to Basel III.

152   CIT GROUP INC

Condensed Statements of Operations (dollars in millions)

	Quarters Ended			Nine Months Ended September 30,
	September 30, 2015	June 30, 2015	September 30, 2014	2015	2014
Interest income	$366.7	$203.3	$184.5	$767.5	$512.1
Interest expense	(95.6)	(76.9)	(65.1)	(246.6)	(171.6)
Net interest revenue	271.1	126.4	119.4	520.9	340.5
Provision for credit losses	(44.3)	(21.9)	(33.6)	(98.3)	(73.0)
Net interest revenue, after credit provision	226.8	104.5	85.8	422.6	267.5
Rental income on operating leases	76.0	69.1	61.6	215.2	161.3
Other income	33.4	23.8	23.6	85.9	73.6
Total net revenue, net of interest expense and credit provision	336.2	197.4	171.0	723.7	502.4
Operating expenses	(184.1)	(117.3)	(117.2)	(401.6)	(281.5)
Depreciation on operating lease equipment	(31.4)	(29.1)	(24.4)	(89.1)	(65.3)
Maintenance and other operating lease expenses	(2.5)	(1.3)	(2.3)	(5.0)	(5.9)
Income before provision for income taxes	118.2	49.7	27.1	228.0	149.7
Provision for income taxes	(40.2)	(12.1)	(10.6)	(77.3)	(58.8)
Income from continuing operations	78.0	37.6	16.5	150.7	90.9
Loss on discontinued operations	(3.7)	–	–	(3.7)	–
Net income	$74.3	$37.6	$16.5	$147.0	$90.9
New business volume	$2,535.0	$1,995.7	$2,207.4	$5,980.9	$5,917.1

The Bank’s results benefited from the acquisition as well as organic growth in AEA. The provision for credit losses for 2015 reflects higher reserve build, including higher non-specific reserves. The provision was elevated in the current quarter from the establishment of reserves on certain acquired non-credit impaired loans in the initial period post acquisition. Net charge-offs as a percentage of average finance receivables were 0.33%, compared to 0.58% in the year-ago quarter and 0.63% in the prior quarter, and 0.44% and 0.32% for the nine months ended September 30, 2015 and 2014, respectively.

Other income was up from the year-ago and prior quarters, reflecting additional fee revenue and gains on equipment and asset sales and is reflective of the inclusion of OneWest for two months in the current quarter. Operating expenses increased from the year-ago and prior quarters, reflecting incremental costs related to the inclusion of OneWest for two months in the current quarter, mainly salaries and benefits, occupancy costs, and professional fees. In addition, expenses for the quarter included $4.9 million related to intangible assets amortization. As a % of AEA, operating expenses were 2.16%, down from 2.41% in the year-ago quarter and 2.19% in the prior quarter.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   153

Net Finance Revenue (dollars in millions)

	Quarters Ended			Nine Months Ended September 30,
	September 30, 2015	June 30, 2015	September 30, 2014	2015	2014
Interest income	$366.7	$203.3	$184.5	$767.5	$512.1
Rental income on operating leases	76.0	69.1	61.6	215.2	161.3
Finance revenue	442.7	272.4	246.1	982.7	673.4
Interest expense	(95.6)	(76.9)	(65.1)	(246.6)	(171.6)
Depreciation on operating lease equipment	(31.4)	(29.1)	(24.4)	(89.1)	(65.3)
Maintenance and other operating lease expenses	(2.5)	(1.3)	(2.3)	(5.0)	(5.9)
Net finance revenue	$313.2	$165.1	$154.3	$642.0	$430.6
Average Earning Assets (“AEA”)	$34,125.0	$21,413.7	$19,459.2	$25,600.9	$17,688.3
As a % of AEA:
Interest income	4.30%	3.80%	3.79%	4.00%	3.86%
Rental income on operating leases	0.89%	1.29%	1.27%	1.12%	1.22%
Finance revenue	5.19%	5.09%	5.06%	5.12%	5.08%
Interest expense	(1.12)%	(1.45)%	(1.34)%	(1.29)%	(1.30)%
Depreciation on operating lease equipment	(0.37)%	(0.54)%	(0.50)%	(0.46)%	(0.49)%
Maintenance and other operating lease expenses	(0.03)%	(0.02)%	(0.05)%	(0.03)%	(0.04)%
Net finance revenue	3.67%	3.08%	3.17%	3.34%	3.25%

In conjunction with the OneWest Transaction, we changed our approach of measuring our margin to include other revenue generating assets in AEA, such as interest-earning cash deposits, investments, and the newly acquired indemnification assets. These additional balances have grown in significance, or are new due to the acquisition, and are now included in our determination of AEA. Prior period balances and percentages have been updated to conform to the current period presentation.

NFR increased from the year-ago and prior quarters, reflecting the growth in AEA due to the OneWest Transaction. NFM was down from the prior quarter, reflecting the impact from the acquisition, which increased AEA at a greater rate than revenues. The acquired assets had lower yields than the existing portfolio which more than offset the benefit from lower funding rates. The current quarter NFR also includes a net benefit from the accretion of purchase accounting premiums / discounts. The operating lease portfolio contributed $76.0 million to NFR, compared to $61.6 million and $69.1 million in the year-ago and prior quarters, respectively.

NFR and NFM are key metrics used by management to measure the profitability of our lending and leasing assets. NFR includes interest and fee income on our loans and capital leases, interest and dividend income on cash and investments, rental revenue from our leased equipment, depreciation and maintenance and other operating lease expenses, as well as funding costs. Since our asset composition includes an increasing level of operating lease equipment (7.4% of AEA for the quarter ended September 30, 2015), NFM is a more appropriate metric for the Bank than net interest margin (“NIM”) (a common metric used by other banks), as NIM does not fully reflect the earnings of our portfolio because it includes the impact of debt costs on all our assets but excludes the net revenue (rental income less depreciation and maintenance and other operating lease expenses) from operating leases.

154   CIT GROUP INC

SELECT DATA AND AVERAGE BALANCES

The following table sets forth selected consolidated financial information regarding our results of operations, balance sheets and certain ratios.

Select Data (dollars in millions)

	At or for the Quarters Ended			Nine Months Ended September 30,
	September 30, 2015	June 30, 2015	September 30, 2014	2015	2014
Select Statement of Operations Data
Net interest revenue	$157.4	$18.6	$33.1	$185.7	$111.0
Provision for credit losses	(49.9)	(18.4)	(38.2)	(102.9)	(85.1)
Total non-interest income	578.5	595.2	559.2	1,790.7	1,735.5
Total non-interest expenses	(549.2)	(442.3)	(437.4)	(1,436.0)	(1,303.0)
Income from continuing operations	696.8	115.3	515.4	915.8	825.5
Net income	693.1	115.3	514.9	912.1	879.0
Per Common Share Data
Diluted income per common share — continuing operations	$3.63	$0.66	$2.76	$5.05	$4.31
Diluted income per common share	$3.61	$0.66	$2.76	$5.03	$4.59
Book value per common share	$53.74	$50.91	$49.10
Tangible book value per common share	$47.09	$47.51	$45.87
Dividends declared per common share	$0.15	$0.15	$0.15	$0.45	$0.35
Dividend payout ratio	4.1%	22.8%	5.4%	8.9%	8.1%
Performance Ratios
Return on average common stockholders’ equity	27.7%	5.2%	23.6%	13.3%	12.6%
Net finance revenue as a percentage of average earning assets	3.67%	3.33%	3.57%	3.43%	3.47%
Return on average continuing operations total assets	4.65%	0.99%	4.54%	2.38%	2.46%
Total ending equity to total ending assets	15.9%	18.9%	19.4%
Balance Sheet Data
Loans including receivables pledged	$32,406.2	$19,649.3	$19,785.8
Allowance for loan losses	(335.0)	(350.9)	(357.7)
Operating lease equipment, net	15,538.2	15,109.6	15,183.8
Goodwill	1,135.1	565.9	557.3
Total cash and interest bearing deposits	8,259.9	5,465.3	6,543.5
Investments securities and securities purchased under agreements to resell	3,718.8	2,442.9	–
Assets of discontinued operation	513.8	–	–
Total assets	68,125.5	46,657.2	46,481.0
Deposits	32,328.9	17,267.8	14,483.2
Borrowings	19,320.5	16,441.6	18,923.4
Liabilities of discontinued operation	671.9	–	–
Total common stockholders’ equity	10,798.7	8,807.1	9,005.2
Credit Quality
Non-accrual loans as a percentage of finance receivables	0.66%	1.01%	1.02%
Net charge-offs as a percentage of average finance receivables	0.86%	0.48%	0.39%	0.63%	0.53%
Allowance for loan losses as a percentage of finance receivables	1.03%	1.79%	1.81%
Financial Ratios
Common Equity Tier 1 Capital Ratio	12.7%	14.5%	NA
Tier 1 Capital Ratio	12.7%	14.5%	14.3%
Total Capital Ratio	13.3%	15.2%	15.0%

NA – Not applicable under Basel I guidelines.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   155

Quarterly Average Balances(1) and Associated Income (dollars in millions)

	September 30, 2015			June 30, 2015			September 30, 2014
	Average Balance	Revenue / Expense	Average Rate (%)	Average Balance	Revenue / Expense	Average Rate (%)	Average Balance	Revenue / Expense	Average Rate (%)
Interest bearing deposits	$5,812.4	$4.5	0.31%	$4,829.4	$3.4	0.28%	$5,517.4	$4.4	0.32%
Securities purchased under agreements to resell(6)	387.5	0.6	0.62%	675.0	1.0	0.59%	275.0	0.4	0.58%
Investments	2,663.2	18.4	2.76%	1,510.6	4.6	1.22%	860.9	3.6	1.67%
Loans (including held for sale)(2)(3)
U.S.	27,320.5	370.0	5.72%	18,130.4	226.1	5.41%	17,002.0	229.2	5.85%
Non-U.S.	1,971.6	43.9	8.91%	2,161.3	48.7	9.01%	3,186.7	70.7	8.87%
Total loans(2)	29,292.1	413.9	5.95%	20,291.7	274.8	5.83%	20,188.7	299.9	6.36%
Total interest earning assets / interest income(2)(3)	38,155.2	437.4	4.77%	27,306.7	283.8	4.39%	26,842.0	308.3	4.83%
Operating lease equipment, net (including held for sale)(4)
U.S.(4)	8,114.8	177.5	8.75%	7,859.0	175.4	8.93%	7,959.1	176.2	8.86%
Non-U.S.(4)	7,330.3	146.8	8.01%	7,422.2	149.1	8.04%	7,219.3	155.9	8.64%
Total operating lease equipment, net(4)	15,445.1	324.3	8.40%	15,281.2	324.5	8.49%	15,178.4	332.1	8.75%
Indemnification assets	305.6	0.3	0.39%	–	–	–	–	–	–
Total earning assets(2)	53,905.9	762.0	5.81%	42,587.9	608.3	5.91%	42,020.4	640.4	6.29%
Non-interest earning assets
Cash due from banks	1,902.6			952.7			968.1
Allowance for loan losses	(347.9)			(358.0)			(345.3)
All other non-interest earning assets	4,433.4			3,285.5			2,768.3
Assets of discontinued operation	333.8			–			0.2
Total Average Assets	$60,227.8			$46,468.1			$45,411.7
Borrowings
Deposits	$26,356.2	$93.1	1.41%	$16,934.9	$72.2	1.71%	$14,223.6	$59.2	1.66%
Borrowings(5)	18,258.3	187.2	4.10%	16,540.3	193.0	4.67%	18,430.3	216.0	4.69%
Total interest-bearing liabilities	44,614.5	280.3	2.51%	33,475.2	265.2	3.17%	32,653.9	275.2	3.37%
Non-interest bearing deposits	603.9			–			–
Credit balances of factoring clients	1,457.8			1,428.6			1,327.1
Other non-interest bearing liabilities	3,054.0			2,776.7			2,674.4
Liabilities of discontinued operation	432.0			–			0.2
Noncontrolling interests	0.5			0.5			9.9
Stockholders’ equity	10,065.1			8,787.1			8,746.2
Total Average Liabilities and Stockholders’ Equity	$60,227.8			$46,468.1			$45,411.7
Net revenue spread			3.30%			2.74%			2.92%
Impact of non-interest bearing sources			0.37%			0.59%			0.67%
Net revenue/yield on earning assets(2)		$481.7	3.67%		$343.1	3.33%		$365.2	3.59%

(1)	The average balances presented are derived based on month end balances during the year. Tax exempt income was not significant in any of the periods presented. Average rates are impacted by FSA accretion and amortization.

(2)	The rate presented is calculated net of average credit balances for factoring clients.

(3)	Non-accrual loans and related income are included in the respective categories.

(4)	Operating lease rental income is a significant source of revenue; therefore, we have presented the rental revenues net of depreciation and net of Maintenance and other operating lease expenses.

(5)	Interest and average rates include FSA accretion, including amounts accelerated due to redemptions or extinguishments, and accelerated original issue discount on debt extinguishment related to the GSI facility.

(6)	The weighted average rate for the Securities purchased under agreements to resell is approximately 0.50% for the quarter ended September 30, 2014 based on interest income and average balances in whole dollars.

156   CIT GROUP INC

Year to Date Average Balances(1) and Associated Income (dollars in millions)

	Nine Months Ended
	September 30, 2015			September 30, 2014
	Average Balance	Revenue / Expense	Average Rate (%)	Average Balance	Revenue / Expense	Average Rate (%)
Interest bearing deposits	$5,499.0	$11.9	0.29%	$5,138.7	$13.5	0.35%
Securities purchased under agreements to resell	535.0	2.3	0.57%	110.0	0.4	0.48%
Investments	1,911.3	26.9	1.88%	1,850.8	11.7	0.84%
Loans (including held for sale)(2)(3)
U.S.	21,133.6	816.1	5.53%	16,430.3	670.5	5.91%
Non-U.S.	2,118.3	145.0	9.13%	3,471.3	224.2	8.61%
Total loans(2)	23,251.9	961.1	5.88%	19,901.6	894.7	6.42%
Total interest earning assets / interest income(2)(3)	31,197.2	1,002.2	4.49%	27,001.1	920.3	4.78%
Operating lease equipment, net (including held for sale)(4)
U.S.(4)	7,923.0	530.7	8.93%	7,678.0	504.9	8.77%
Non-U.S.(4)	7,386.9	445.8	8.05%	6,895.0	432.0	8.35%
Total operating lease equipment, net(4)	15,309.9	976.5	8.50%	14,573.0	936.9	8.57%
Indemnification assets	103.0	0.3	0.39%	–	–	–
Total earning assets(2)	46,610.1	1,979.0	5.85%	41,574.1	1,857.2	6.15%
Non-interest earning assets
Cash due from banks	1,282.5			974.5
Allowance for loan losses	(350.4)			(352.0)
All other non-interest earning assets	3,726.0			2,577.2
Assets of discontinued operation	112.5			1,517.3
Total Average Assets	$51,380.7			$46,291.1
Borrowings
Deposits	$19,911.2	$234.3	1.57%	$13,544.9	$167.2	1.65%
Borrowings(5)	17,527.6	582.5	4.43%	18,566.0	642.1	4.61%
Total interest-bearing liabilities	37,438.8	816.8	2.91%	32,110.9	809.3	3.36%
Non-interest bearing deposits	203.5			–
Credit balances of factoring clients	1,467.2			1,311.0
Other non-interest bearing liabilities	2,916.4			2,799.5
Liabilities of discontinued operation	145.6			1,296.4
Noncontrolling interests	(1.3)			10.0
Stockholders’ equity	9,210.5			8,763.3
Total Average Liabilities and Stockholders’ Equity	$51,380.7			$46,291.1
Net revenue spread			2.94%			2.79%
Impact of non-interest bearing sources			0.49%			0.68%
Net revenue/yield on earning assets(2)		$1,162.2	3.43%		$1,047.9	3.47%

(1)	The average balances presented are derived based on month end balances during the year. Tax exempt income was not significant in any of the years presented. Average rates are impacted by FSA accretion and amortization.

(2)	The rate presented is calculated net of average credit balances for factoring clients.

(3)	Non-accrual loans and related income are included in the respective categories.

(4)	Operating lease rental income is a significant source of revenue; therefore, we have presented the rental revenues net of depreciation and net of Maintenance and other operating lease expenses.

(5)	Interest and average rates include FSA accretion, including amounts accelerated due to redemptions or extinguishments, and accelerated original issue discount on debt extinguishment related to the GSI facility.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   157

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

The following are updated from CIT’s 2014 Annual Report on Form 10-K:

Allowance for Loan Losses — The allowance for loan losses is reviewed for adequacy based on portfolio collateral values and credit quality indicators, including charge-off experience, levels of past due loans and non-performing assets, and evaluation of portfolio diversification and concentration, as well as economic conditions to determine the need for a qualitative adjustment. We review finance receivables periodically to determine the probability of loss, and record charge-offs after considering such factors as delinquencies, the financial condition of obligors, the value of underlying collateral, as well as third party credit enhancements such as guarantees and recourse to manufacturers. This information is reviewed on a quarterly basis with senior management, including the Chief Executive Officer, Chief Risk Officer, Chief Credit Officer, Chief Financial Officer and Controller, among others, as well as the Audit and Risk Management Committees, in order to set the reserve for credit losses.

As of September 30, 2015, the allowance was comprised of non-specific reserves of $316.3 million, specific reserves of $18.3 million and reserves related to PCI loans of $0.4 million. The allowance is sensitive to the risk ratings assigned to loans and leases in our portfolio. Assuming a one level PD downgrade across the 14 grade internal scale for all non-impaired loans and leases, the allowance would have increased by $235 million to $570 million at September 30, 2015. Assuming a one level LGD downgrade across the 11 grade internal scale for all non-impaired loans and leases, the allowance would have increased by $118 million to $453 million at September 30, 2015. As a percentage of finance receivables, the allowance would be 1.76% under the hypothetical PD stress scenario and 1.40% under the hypothetical LGD stress scenario, compared to the reported 1.03%.

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

Loan Impairment — Loan impairment is measured based upon the difference between the recorded investment in each loan and either the present value of the expected future cash flows discounted at each loan’s effective interest rate (the loan’s contractual interest rate adjusted for any deferred fees / costs or discount / premium at the date of origination/acquisition) or if a loan is collateral dependent, the collateral’s fair value. When foreclosure or impairment is determined to be probable, the measurement will be based on the fair value of the collateral. The determination of impairment involves management’s judgment and the use of market and third party estimates regarding collateral values. Valuations of impaired loans and corresponding impairment affect the level of the reserve for credit losses. See Note 1 — Business and Summary of Significant Accounting Policies for discussion on policies relating to the allowance for loan losses, and Note 3 — Loans for further discussion in Item 1. Consolidated Financial Statements.

Fair Value Determination — At September 30, 2015, only selected assets (certain debt and equity securities, trading derivatives and derivative counterparty assets) and liabilities (trading derivatives and derivative counterparty liabilities) were measured at fair value. The fair value of assets related to net employee projected benefit obligations was determined largely via a level 2 methodology.

See Note 1 — Business and Summary of Significant Accounting Policies, Note 12 — Fair Value in Item 1. Consolidated Financial Statements for further discussion.

Liabilities for Uncertain Tax Positions — The Company has open tax years in the U.S., Canada, and other international jurisdictions that are currently under examination, or may be subject to examination in the future, by the applicable taxing authorities. We evaluate the adequacy of our income

158   CIT GROUP INC

tax reserves in accordance with accounting standards on uncertain tax positions, taking into account open tax return positions, tax assessments received, and tax law changes. The process of evaluating liabilities and tax reserves involves the use of estimates and a high degree of management judgment. The final determination of tax audits could affect our tax reserves.

Realizability of Deferred Tax Assets — The recognition of certain net deferred tax assets of the Company’s reporting entities is dependent upon, but not limited to, the future profitability of the reporting entity, when the underlying temporary differences will reverse, and tax planning strategies. Further, Management’s judgment regarding the use of estimates and projections is required in assessing our ability to realize the deferred tax assets relating to net operating loss carry forwards (“NOLs”) as most of these assets are subject to limited carry-forward periods some of which began to expire in 2015. In addition, the domestic NOLs are subject to annual use limitations under the Internal Revenue Code and certain state laws. Management utilizes historical and projected data in evaluating positive and negative evidence regarding recognition of deferred tax assets. See Note 1 — Business and Summary of Significant Accounting Policies and Note 18 — Income Taxes in Item 1. Consolidated Financial Statements for additional information regarding income taxes.

Goodwill — The consolidated goodwill balance totaled $1,135.1 million at September 30, 2015, or approximately 1.7% of total assets. During 2015, CIT acquired OneWest Bank, which resulted in the recording of $598 million of goodwill. During 2014, CIT acquired Paris-based Nacco, and Direct Capital, resulting in the addition of $77 million and approximately $170 million of goodwill, respectively. The remaining amount of goodwill represented the excess reorganization value over the fair value of tangible and identified intangible assets, net of liabilities, recorded in conjunction with FSA in 2009, and was allocated to TIF Transportation Finance, the NAB Equipment Finance and Commercial Services reporting units and NSP.

See Note 23 — Goodwill and Intangible Assets in Item 1. Consolidated Financial Statements for more detailed information.

GLOSSARY OF TERMS

Accretable Yield reflects the excess of cash flows expected to be collected on purchased credit impaired loans over the carrying value of the loans and is recognized in interest income using an effective yield method over the remaining life of the loan, or pools of loans. The accretable yield is affected by changes in interest rate indices for variable rate PCI loans, changes in prepayment assumptions and changes in expected principal and interest payments and collateral values.

Available-for-sale (“AFS”) is a classification that pertains to debt and equity securities. We classify these securities as AFS when they are neither trading securities nor held-to-maturity securities. Loans and equipment that we classify in assets held for sale (“AHFS”) generally pertain to assets we no longer have the intent or ability to hold until maturity.

Average Earning Assets (“AEA”) is computed using month end balances and is the average of finance receivables (defined below) operating lease equipment, financing and leasing assets held for sale, interest-bearing cash, securities purchased under agreements to resell and investments less the credit balances of factoring clients. We use this average for certain key profitability ratios, including return on AEA, Net Finance Revenue as a percentage of AEA and operating expenses as a percentage of AEA.

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

Covered Loans are loans that CIT may be reimbursed for a portion of future losses under the terms of loss sharing agreements with the FDIC. See Indemnification Assets.

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

FICO Score is a credit bureau-based industry standard score developed by the Fair Isaac Corporation (currently named FICO) that predicts the likelihood of borrower default. We use FICO scores in underwriting and assessing risk in our consumer lending portfolio.

Finance Receivables include loans, capital lease receivables and factoring receivables. In certain instances, we use the term “Loans” synonymously, as presented on the balance sheet.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   159

Financing and Leasing Assets (“FLA”) include finance receivables, operating lease equipment, and AHFS.

Gross Yield is calculated as finance revenue divided by AEA.

Indemnification Assets relate to asset purchases completed by OneWest Bank, in which the FDIC indemnified OneWest Bank prior to its acquisition by CIT against certain future losses. The indemnification was acquired by CIT in connection with the OneWest Transaction.

Interest income includes interest earned on finance receivables, cash balances, debt investments and dividends on investments.

Lease — capital is an agreement in which the party who owns the property (lessor), which is CIT as part of our finance business, permits another party (lessee), which is our customer, to use the property with substantially all of the economic benefits and risks of asset ownership passed to the lessee.

Lease — operating is a lease in which CIT retains ownership of the asset, collects rental payments, recognizes depreciation on the asset, and retains the risks of ownership, including obsolescence.

Loan-to-Value Ratio (“LTV”) is a calculation of a loan’s collateral coverage that is used in underwriting and assessing risk in our lending portfolio. LTV is the result of the total loan obligations secured by collateral divided by the fair value of the collateral.

Loss Sharing Agreements are agreements in which the FDIC indemnified OneWest Bank against certain future losses. The indemnifications were acquired by CIT in connection with the OneWest Transaction. The loss sharing agreements generally require CIT to obtain FDIC approval prior to transferring or selling loans and related indemnification assets. Eligible losses are submitted to the FDIC for reimbursement when a qualifying loss event occurs (e.g., charge-off of loan balance or liquidation of collateral). Reimbursements approved by the FDIC usually are received within 60 days of submission. Receivables related to these indemnifications are referred to as Covered Loans.

Lower of Cost or Fair Value relates to the carrying value of an asset. The cost refers to the current book balance of certain assets, such as held for sale assets, and if that balance is higher than the fair value, an impairment charge is reflected in the current period statement of operations.

Measurement Period is the period of time that an acquirer has to adjust provisional amounts assigned to acquired assets or liabilities. The measurement period provides the acquirer with a reasonable time to obtain the information necessary to identify and measure various items in a business combination.

Net Efficiency Ratio measures the level of operating expenses to our revenue generation. It is calculated by dividing operating expenses, excluding intangible assets amortization, goodwill impairment, and restructuring charges, by Total Net Revenue.

Net Finance Revenue (“NFR”) is a non-GAAP measurement defined as Net Interest Revenue (defined below) plus rental income on operating lease equipment less depreciation and maintenance and other operating lease expenses. When divided by AEA, the product is defined as Net Finance Margin (“NFM”). These are key measures used by management in the evaluation of the financial performance of our business.

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

Other Income includes (1) factoring commissions, (2) gains and losses on sales of equipment (3) fee revenues, including fees on lines of credit, letters of credit, capital markets related fees, agent and advisory fees and servicing fees (4) gains and losses on loan and portfolio sales, (5) recoveries on loans charged-off pre-emergence and loans charged-off prior to transfer to AHFS, (6) gains and losses on investments, (7) gains and losses on derivatives and foreign currency exchange, (8) counterparty receivable accretion, (9) impairment on assets held for sale, and (10) other revenues. Service charges (fee income) on deposit accounts primarily represent monthly fees based on minimum balances or transaction-based fees. Loan servicing revenue includes fees collected for the servicing of loans not owned by the Company. Other income combined with rental income on operating leases is defined as Non-interest income. Non-interest income is recognized in accordance with relevant authoritative pronouncements.

160   CIT GROUP INC

Purchase Accounting Adjustments (“PAA”) reflect components of the fair value adjustments to acquired assets and liabilities in a business combination. Accretable adjustments reflect the accretion or amortization of the discounts and premiums and flow through the related line items on the statement of operations (interest income, interest expense, non-interest income and other expenses) over the weighted average life of the assets or liabilities, using the effective yield method. These primarily relate to interest adjustments on loans and leases, as well as deposits and debt. The purchase accounting adjustment for the intangible assets will be amortized on an accelerated basis over the respective life of the underlying intangible asset and recorded in Operating expenses. Non-accretable adjustments, for instance credit related write-downs on loans, become adjustments to the basis of the asset and flow back through the statement of operations only upon the occurrence of certain events, such as repayment or sale.

Purchase Credit Impaired Loans (“PCI Loans”) were loans that at the time of the OneWest Bank acquisition were considered impaired under ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality). These loans were determined to be impaired as there was evidence of credit deterioration since origination of the loan and for which it was probable that all contractually due amounts (principal and interest) would not be collected.

Regulatory Credit Classifications used by CIT are as follows:

- Pass — These assets do not meet the criteria for classification in one of the other categories;

- Special Mention — These assets exhibit potential weaknesses that deserve management’s close attention and if left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects;

- Substandard — These assets are inadequately protected by the current sound worth and paying capacity of the borrower, and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected;

- Doubtful — These assets have weaknesses that make collection or liquidation in full unlikely on the basis of current facts, conditions, and values and

- Loss — These assets are considered uncollectible and of little or no value and are generally charged off.

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

Common Tier 1 Capital, Tier 1 Capital and Total Capital are regulatory capital as defined in the capital adequacy guidelines issued by the Federal Reserve. Common Tier 1 Capital is total stockholders’ equity reduced by goodwill and intangibles and adjusted by elements of other comprehensive income and other items. Tier 1 Capital is Common Tier 1 Capital plus other additional Tier 1 Capital instruments included, among other things, non-cumulative preferred stock. Total Capital consists of Common Tier 1, additional Tier 1 and, among other things, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt, and allowance for loan losses up to 1.25% of risk weighted assets.

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

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   161

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

See Item 4. Controls and Procedures for more information.

NON-GAAP FINANCIAL MEASUREMENTS

The SEC adopted regulations that apply to any public disclosure or release of material information that includes a non-GAAP financial measure. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosure about Market Risk contain certain non-GAAP financial measures. Due to the nature of our financing and leasing assets, which include a higher proportion of operating lease equipment than most BHCs, certain financial measures commonly used by other BHCs are not as meaningful for our Company. In addition, due to the purchase accounting accretion and amortization related to the OneWest Bank acquisition, certain comparisons to prior periods were not as meaningful. Therefore, management uses certain non-GAAP financial measures to evaluate our performance. We intend our non-GAAP financial measures to provide additional information and insight regarding operating results and financial position of the business and in certain cases to provide financial information that is presented to rating agencies and other users of financial information. These measures are not in accordance with, or a substitute for, GAAP and may be different from or inconsistent with non-GAAP financial measures used by other companies. See footnotes below the tables for additional explanation of non-GAAP measurements.

Total Net Revenues(1) and Net Operating Lease Revenues(2) (dollars in millions)

	Quarters Ended			Nine Months Ended September 30,
	September 30, 2015	June 30, 2015	September 30, 2014	2015	2014
Total Net Revenue
Interest income	$437.7	$283.8	$308.3	$1,002.5	$920.3
Rental income on operating leases	539.3	531.7	535.0	1,601.6	1,546.5
Finance revenue	977.0	815.5	843.3	2,604.1	2,466.8
Interest expense	(280.3)	(265.2)	(275.2)	(816.8)	(809.3)
Depreciation on operating lease equipment	(159.1)	(157.8)	(156.4)	(473.7)	(462.5)
Maintenance and other operating lease expenses	(55.9)	(49.4)	(46.5)	(151.4)	(147.1)
Net finance revenue	481.7	343.1	365.2	1,162.2	1,047.9
Other income	39.2	63.5	24.2	189.1	189.0
Total net revenues	$520.9	$406.6	$389.4	$1,351.3	$1,236.9
NFR as a % of AEA	3.67%	3.33%	3.57%	3.43%	3.47%
Net Operating Lease Revenue
Rental income on operating leases	$539.3	$531.7	$535.0	$1,601.6	$1,546.5
Depreciation on operating lease equipment	(159.1)	(157.8)	(156.4)	(473.7)	(462.5)
Maintenance and other operating lease expenses	(55.9)	(49.4)	(46.5)	(151.4)	(147.1)
Net operating lease revenue	$324.3	$324.5	$332.1	$976.5	$936.9

162   CIT GROUP INC

Earning Assets(3) (dollars in millions)

	September 30, 2015	December 31, 2014	September 30, 2014
Loans	$32,406.2	$19,495.0	$19,785.8
Operating lease equipment, net	15,538.2	14,930.4	15,183.8
Interest bearing deposits	6,606.3	6,241.2	5,322.0
Indemnification assets	465.0	–	–
Securities purchased under agreements to resell	100.0	650.0	650.0
Investment securities	3,618.8	1,550.3	792.4
Assets held for sale	2,154.3	1,218.1	1,102.7
Credit balances of factoring clients	(1,609.3)	(1,622.1)	(1,433.2)
Total earning assets	$59,279.5	$42,462.9	$41,403.5
Average Earning Assets (for the respective quarters)	$52,448.1	$41,935.7	$40,973.8

Tangible Book Value(4) (dollars in millions)

	September 30, 2015	December 31, 2014	September 30, 2014
Total common stockholders’ equity	$10,798.7	$9,068.9	$9,005.2
Less: Goodwill	(1,135.1)	(571.3)	(557.3)
Intangible assets	(201.3)	(25.7)	(33.5)
Tangible book value	$9,462.3	$8,471.9	$8,414.4

Operating Expenses Excluding Certain Costs(5) (dollars in millions)

	Quarters Ended			Nine Months Ended September 30,
	September 30, 2015	June 30, 2015	September 30, 2014	2015	2014
Operating expenses	$(333.9)	$(235.0)	$(234.5)	$(810.5)	$(693.0)
Provision for severance and facilities exiting activities	5.1	1.1	9.2	5.2	24.7
Intangible assets amortization	5.0	0.5	0.4	6.1	0.5
Operating expenses excluding restructuring costs and intangible amortization	$(323.8)	$(233.4)	$(224.9)	$(799.2)	$(667.8)

Operating expenses excluding restructuring costs and intangible amortization as a % of AEA	(2.47%)	(2.27%)	(2.20%)	(2.36%)	(2.21%)
Total Net Revenue	$520.9	$406.6	$389.4	$1,351.3	$1,236.9
Operating expenses exclusive of restructuring costs and intangible amortization(5)	$(323.8)	$(233.4)	$(224.9)	$(799.2)	$(667.8)
Net Efficiency Ratio(6)	62.2%	57.4%	57.8%	59.1%	54.0%

Total Assets from Continuing Operations (dollars in millions)

	September 30, 2015	December 31, 2014	September 30, 2014
Total assets	$68,125.5	$47,880.0	$46,481.0
Assets of discontinued operation	513.8	–	–
Total assets from continuing operations	$67,611.7	$47,880.0	$46,481.0

(1)	Total net revenues are the combination of net finance revenue and other income and is an aggregation of all sources of revenue for the Company. Total net revenues are used by management to monitor business performance.

(2)	Total net operating lease revenues are the combination of rental income on operating leases less depreciation on operating lease equipment and maintenance and other operating lease expenses. Total net operating lease revenues are used by management to monitor portfolio performance.

(3)	Earning assets are utilized in certain revenue and earnings ratios. Earning assets are net of credit balances of factoring clients. This net amount represents the amounts we fund.

(4)	Tangible book value is a non-GAAP measure, which represents an adjusted common shareholders’ equity balance that has been reduced by goodwill and intangible assets. Tangible book value is used to compute a per common share amount, which is used to evaluate our use of equity.

(5)	Operating expenses exclusive of restructuring costs and intangible amortization is a non-GAAP measure used by management to compare period over period expenses.

(6)	Net efficiency ratio is a non-GAAP measurement used by management to to measure operating expenses (before restructuring costs and intangible amortization) to the level of total net revenues.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   163

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

n	our liquidity risk and capital management, including our capital plan, leverage, capital ratios, and credit ratings, our liquidity plan, and our plans and the potential transactions designed to enhance our liquidity and capital, and for a return of capital,

n	our plans to change our funding mix and to access new sources of funding to broaden our use of deposit taking capabilities,

n	our pending or potential acquisition plans, and the integration risks inherent in such acquisitions, including our recently completed acquisition of OneWest Bank,

n	our credit risk management and credit quality,

n	our asset/liability risk management,

n	our funding, borrowing costs and net finance revenue,

n	our operational risks, including success of systems enhancements and expansion of risk management and control functions,

n	our mix of portfolio asset classes, including changes resulting from growth initiatives, new business initiatives, new products, acquisitions and divestitures, new business and customer retention,

n	legal risks, including related to the enforceability of our agreements and to changes in laws and regulations,

n	our growth rates,

n	our commitments to extend credit or purchase equipment, and

n	how we may be affected by legal proceedings.

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

Therefore, actual results may differ materially from those expressed or implied in those statements. Factors, in addition to those disclosed in “Risk Factors”, that could cause such differences include, but are not limited to:

n	capital markets liquidity,

n	risks of and/or actual economic slowdown, downturn or recession,

n	industry cycles and trends,

n	uncertainties associated with risk management, including credit, prepayment, asset/liability, interest rate and currency risks,

n	adequacy of reserves for credit losses,

n	risks inherent in changes in market interest rates and quality spreads,

n	funding opportunities, deposit taking capabilities and borrowing costs,

n	conditions and/or changes in funding markets and our access to such markets, including secured and unsecured term debt and the asset-backed securitization markets,

n	risks of implementing new processes, procedures, and systems, including any new processes, procedures, and systems required to comply with the additional laws and regulations applicable to systematically important financial institutions,

n	risks associated with the value and recoverability of leased equipment and lease residual values,

n	risks of failing to achieve the projected revenue growth from new business initiatives or the projected expense reductions from efficiency improvements,

n	application of fair value accounting in volatile markets,

n	application of goodwill accounting in a recessionary economy,

n	changes in laws or regulations governing our business and operations, or affecting our assets, including our operating lease equipment,

n	changes in competitive factors,

n	demographic trends,

n	customer retention rates,

n	risks associated with dispositions of businesses or asset portfolios, including how to replace the income associated with such businesses or portfolios and the risk of residual liabilities from such businesses or portfolios,

164   CIT GROUP INC

n	risks associated with acquisitions of businesses or asset portfolios and the risks of integrating such acquisitions, including the acquisition of OneWest Bank, and

n	regulatory changes and/or developments.

Any or all of our forward-looking statements here or in other publications may turn out to be wrong, and there are no guarantees regarding our performance. We do not assume any obligation to update any forward-looking statement for any reason.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2015. Based on such evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective.

(b) Changes In Internal Control Over Financial Reporting

We review our disclosure controls and procedures on an ongoing basis and make changes intended to ensure the quality of our financial reporting. During the third quarter of 2015, as the result of the acquisition of IMB Holdco, we commenced the evaluation of the acquired entities controls, and designed and implemented new controls as needed. The evaluation of the changes to processes, information technology systems and other components of internal control over financial reporting related to our acquisition of OneWest Bank, is ongoing. Otherwise, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   165

Part Two—Other Information

ITEM 1.  Legal Proceedings

CIT is currently involved, and from time to time in the future may be involved, in a number of judicial, regulatory, and arbitration proceedings relating to matters that arise in connection with the conduct of its business (collectively, “Litigation”), certain of which Litigation matters are described in Note 20 — Contingencies of Item 1. Consolidated Financial Statements. In view of the inherent difficulty of predicting the outcome of Litigation matters, particularly when such matters are in their early stages or where the claimants seek indeterminate damages, CIT cannot state with confidence what the eventual outcome of the pending Litigation will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines, or penalties related to each pending matter may be, if any. In accordance with applicable accounting guidance, CIT establishes reserves for Litigation when those matters present loss contingencies as to which it is both probable that a loss will occur and the amount of such loss can be reasonably estimated. Based on currently available information, CIT believes that the results of Litigation that is currently pending, taken together, will not have a material adverse effect on the Company’s financial condition, but may be material to the Company’s operating results or cash flows for any particular period, depending in part on its operating results for that period. The actual results of resolving such matters may be substantially higher than the amounts reserved.

For more information about pending legal proceedings, including an estimate of certain reasonably possible losses in excess of reserved amounts, see Note 20 — Contingencies of Item 1. Consolidated Financial Statements.

ITEM 1A.  Risk Factors

For a discussion of risk factors not changed, see Part I, Item 1A: Risk Factors, of CIT’s 2014 Annual Report on Form 10-K, and Forward-Looking Statements of this Form 10-Q.

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information related to purchases by the Company of its common shares.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Total Dollar Amount Purchased Under the Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
				(dollars in millions)	(dollars in millions)
First Quarter Purchases		$45.43	7,298,793	$331.6
Second Quarter Purchases(1)		$45.87	1,329,152	$61.0	$139.0
Third Quarter Purchases
July 1 – 31, 2015(1)	1,976,144	$46.19	1,976,144	$91.3
August 1 – 31, 2015(1)	1,027,749	$46.48	1,027,749	$47.7
September 1 – 30, 2015(1)	–	$–	–	$–
	3,003,893	$46.28	3,003,893	$139.0
Year to date September 30, 2015(1)			11,631,838	$531.6	$–

(1)	Share repurchased are subject to a $200 million total.

In 2014, the Board authorized the repurchase of approximately $1.1 billion of the Company’s common shares, which was completed in the first quarter of 2015. In April 2015, the Board authorized an additional $200 million share repurchase program, which was completed in August 2015. The Board has not authorized the repurchase of any additional common shares. Management will determine the timing and amount of any

166   CIT GROUP INC

share repurchases under the share repurchase authorizations based on market conditions and other considerations. The repurchases may be effected through open market purchases, through derivative, accelerated repurchase and other negotiated transactions, and through plans designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The repurchased common stock is held as treasury shares and may be used for the issuance of shares under CIT’s employee stock plans or for other purposes.

During the 2015 third quarter, the Company issued 30.9 million shares of common stock held in treasury, mostly repurchased through share buyback plans, as a component of the purchase price paid for the acquisition of OneWest Bank.

ITEM 4.  Mine Safety Disclosure

Not applicable.

ITEM 6.  Exhibits

(a)  Exhibits

2.1
Agreement and Plan of Merger, by and among CIT Group Inc., IMB HoldCo LLC, Carbon Merger Sub LLC and JCF III HoldCo I L.P., dated as of July 21, 2014 (incorporated by reference to Exhibit 2.1 to Form 8-K filed July 25, 2014).

2.2
Amendment No. 1, dated as of July 21, 2015, to the Agreement and Plan of Merger, by and among CIT Group Inc., IMB HoldCo I L.P., Carbon Merger Sub LLC and JCF III HoldCo I L.P., dated as of July 21, 2014 (incorporated by reference to Exhibit 2.1 to Form 8-K filed July 27, 2015).

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

Item 6.  Exhibits  167

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

168   CIT GROUP INC

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

Item 6.  Exhibits  169

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
10.11**
Airbus A320 NEO Family Aircraft Purchase Agreement, dated as of July 28, 2011, between Airbus S.A.S. and C.I.T. Leasing Corporation (incorporated by reference to Exhibit 10.35 of Form 10-Q/A filed February 1, 2012).

10.12**
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

10.13**
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

10.14**
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

170   CIT GROUP INC

10.17*
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

10.20*	CIT Employee Severance Plan (Effective as of November 6, 2013) (incorporated by reference to Exhibit 10.37 in Form 10-Q filed November 6, 2013).
10.21
Stockholders Agreement, by and among CIT Group Inc. and the parties listed on the signature pages thereto, dated as of July 21, 2014 (incorporated by reference to Exhibit 10.1 to Form 8-K filed July 25, 2014).

10.22*
Retention Letter Agreement, dated July 21, 2014, between CIT Group Inc. and Nelson Chai and Attached Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to Form 8-K filed July 25, 2014).

10.23*	Extension to Term of Employment Agreement, dated January 2, 2014, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.33 to Form 10-Q filed August 6, 2014).
10.24*	Amendment to Employment Agreement, dated January 16, 2015, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.29 to Form 10-K filed February 20, 2015).
10.25*
Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (with Performance Based Vesting) (2013) (incorporated by reference to Exhibit 10.30 to Form 10-K filed February 20, 2015).

10.26*
Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (with Performance Based Vesting) (2013) (Executives with Employment Agreements) (incorporated by reference to Exhibit 10.31 to Form 10-K filed February 20, 2015).

10.27*
Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (with Performance Based Vesting) (2014) (incorporated by reference to Exhibit 10.32 to Form 10-K filed February 20, 2015).

10.28*
Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (with Performance Based Vesting) (Executives with Employment Agreements) (2014) (incorporated by reference to Exhibit 10.33 to Form 10-K filed February 20, 2015).

10.29*	Form of CIT Group Inc. Long-Term Incentive Plan Performance Share Unit Award Agreement (2013) (incorporated by reference to Exhibit 10.30 to Form 10-Q filed August 5, 2015).
10.30*
Form of CIT Group Inc. Long-Term Incentive Plan Performance Share Unit Award Agreement (2013) (Executives with Employment Agreements) (incorporated by reference to Exhibit 10.31 to Form 10-Q filed August 5, 2015).

10.31*
Form of CIT Group Inc. Long-Term Incentive Plan Performance Share Unit Award Agreement (2014) (Executives with Employment Agreements) (incorporated by reference to Exhibit 10.32 to Form 10-Q filed August 5, 2015).

10.32*	Form of CIT Group Inc. Long-Term Incentive Plan Performance Share Unit Award Agreement (2014) (incorporated by reference to Exhibit 10.33 to Form 10-Q filed August 5, 2015).
10.33*
Form of CIT Group Inc. Long-Term Incentive Plan Performance Share Unit Award Agreement (2015) (with ROTCE and Credit Provision Performance Measures) (incorporated by reference to Exhibit 10.34 to Form 10-Q filed August 5, 2015).

10.34*
Form of CIT Group Inc. Long-Term Incentive Plan Performance Share Unit Award Agreement (2015) (with ROTCE and Credit Provision Performance Measures) (Executives with Employment Agreements) (incorporated by reference to Exhibit 10.35 to Form 10-Q filed August 5, 2015).

10.35*
Form of CIT Group Inc. Long-Term Incentive Plan Performance Share Unit Award Agreement (2015) (with Average Earnings per Share and Average Pre-Tax Return on Assets Performance Measures) (incorporated by reference to Exhibit 10.36 to Form 10-Q filed August 5, 2015).

Item 6.  Exhibits  171

10.36*
Form of CIT Group Inc. Long-Term Incentive Plan Performance Share Unit Award Agreement (2015) (with Average Earnings per Share and Average Pre-Tax Return on Assets Performance Measures) (Executives with Employment Agreements) (incorporated by reference to Exhibit 10.37 to Form 10-Q filed August 5, 2015).

10.37*	Retention Letter Agreement, dated July 21, 2014, between CIT Group Inc. and Steven T. Mnuchin (incorporated by reference to Exhibit 10.2 to Form 8-K filed July 25, 2014).
10.38*
Retention Letter Agreement, dated July 21, 2014, between CIT Group Inc. and Joseph Otting and Attached Restricted Stock Award Agreements (incorporated by reference to Exhibit 10.3 to Form 8-K filed July 25, 2014).

10.39*	Offer Letter, dated October 27, 2015, between CIT Group Inc. and Ellan R. Alemany, including Attached Exhibits.
12.1	CIT Group Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges.
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
101.INS
XBRL Instance Document (Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Comprehensive Income (Loss), (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

172   CIT GROUP INC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 13, 2015	CIT GROUP INC.

/s/ E. Carol Hayles
E. Carol Hayles
Executive Vice President and Chief Financial Officer

       173