Form 10-K
period 2015-12-31
CIT GROUP INC
filed 2016-03-07
CIK 1171825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

|X|	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2015	or	| |	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-31369

CIT GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-1051192 (IRS Employer Identification No.)

11 West 42nd Street, New York, New York (Address of Registrant’s principal executive offices)	10036 (Zip Code)

(212) 461-5200 Registrant’s telephone number including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $0.01 per share	Name of each exchange on which registered New York Stock Exchange

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

At February 15, 2016, there were 201,538,384 shares of CIT’s common stock, par value $0.01 per share, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes |  | No |X|

The aggregate market value of voting common stock held by non-affiliates of the registrant, based on the New York Stock Exchange Composite Transaction closing price of Common Stock ($46.49 per share, 172,107,511 shares of common stock outstanding), which occurred on June 30, 2015, was $8,001,278,186. For purposes of this computation, all officers and directors of the registrant are deemed to be affiliates. Such determination shall not be deemed an admission that such officers and directors are, in fact, affiliates of the registrant.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes |X| No |  |

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III hereof to the extent described herein.

CIT ANNUAL REPORT 2015    1

2    CIT ANNUAL REPORT 2015

PART ONE

Item 1: Business Overview

BUSINESS DESCRIPTION

CIT Group Inc., together with its subsidiaries (collectively “we”, “our”, “CIT” or the “Company”), has provided financial solutions to its clients since its formation in 1908. We provide financing, leasing and advisory services principally to middle market companies in a wide variety of industries primarily in North America, and equipment financing and leasing solutions to the transportation industry worldwide. We had nearly $60 billion of earning assets at December 31, 2015. CIT became a bank holding company (“BHC”) in December 2008 and a financial holding company (“FHC”) in July 2013. CIT provides a full range of banking and related services to commercial and individual customers through its bank subsidiary, CIT Bank, N.A., which includes 70 branches located in southern California, and its online bank, bankoncit.com, and through other offices in the U.S. and internationally.

Effective as of August 3, 2015, CIT acquired IMB HoldCo LLC (“IMB”), the parent company of OneWest Bank, National Association, a national bank (“OneWest Bank”) (the “OneWest Transaction”). CIT Bank, a Utah-state chartered bank and a wholly owned subsidiary of CIT, merged with and into OneWest Bank, with OneWest Bank surviving as a wholly owned subsidiary of CIT with the name CIT Bank, National Association (“CIT Bank, N.A.” or “CIT Bank”). The acquisition improves CIT’s competitive position in the financial services industry while advancing our commercial banking model. See Note 2 — Acquisition and Disposition Activities in Item 8. Financial Statements and Supplementary Data for additional information and OneWest Transaction for information on certain acquired assets and liabilities.

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

Each business has industry alignment and focuses on specific sectors, products and markets. Our principal product and service offerings include:

Products and Services
• Account receivables collection	• Equipment leases
• Acquisition and expansion financing	• Factoring services
• Advisory services — investment and trust	• Financial risk management
• Asset management and servicing	• Import and export financing
• Asset-based loans	• Insurance services
• Credit protection	• Letters of credit / trade acceptances
• Cash management and payment services	• Merger and acquisition advisory services (“M&A”)
• Debt restructuring	• Private banking
• Debt underwriting and syndication	• Residential mortgage loans
• Deposits	• Secured lines of credit
• Enterprise value and cash flow loans	• Small Business Administration (“SBA”) loans

We source our commercial lending business through direct marketing to borrowers, lessees, manufacturers, vendors and distributors, and through referral sources and other intermediaries. As a result of the OneWest Bank acquisition, we are now able to source our commercial and consumer lending business through our branch network. Periodically we buy participations in syndications of loans and lines of credit and purchase finance receivables on a whole-loan basis.

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

Funding sources include deposits and borrowings. As a result of the OneWest Transaction and our continued funding and liability management initiatives, our funding mix has continued to migrate towards a higher proportion of deposits.

CIT ANNUAL REPORT 2015    3

BUSINESS SEGMENTS

Certain changes to our segments occurred during 2015 to reflect the inclusion of OneWest Bank operations. North American Commercial Finance (“NACF”) was renamed North America Banking (“NAB”) and includes the Commercial Real Estate, Commercial Banking and Consumer Banking divisions. We created a new segment, Legacy Consumer Mortgages (“LCM”), which includes single-family residential mortgage (“SFR”) loans and reverse mortgage loans that were acquired as part of the OneWest Bank acquisition. Certain of the LCM loans are subject to loss sharing agreements with the FDIC, under which CIT may be reimbursed for a portion of future losses.

SEGMENT NAME	DIVISIONS	MARKETS AND SERVICES
North America Banking	Commercial Banking Commercial Real Estate Commercial Services Equipment Finance Consumer Banking
•  The commercial divisions provide lending, leasing and other financial and advisory services, including Small Business Administration (“SBA”) loans, to small and middle-market companies across select industries.
• Factoring, receivables management products and secured financing to retail supply chain.
• Consumer Banking includes a full suite of deposit products, and SFR loans offered through retail branches, private bankers, and an online direct channel.

Transportation & International Finance	Aerospace Rail Maritime Finance International Finance	• Large ticket equipment leasing and secured financing to select transportation industries. • Equipment finance and secured lending in select international geographies.
Legacy Consumer Mortgages	Single Family Residential Mortgages Reverse Mortgages	• Consists of SFR loans and reverse mortgage loans, certain of which are covered by loss sharing agreements with the FDIC.
Non-Strategic Portfolios		• Consists of portfolios that we do not consider strategic.
Corporate and Other		• Includes investments and other unallocated items, such as certain amortization of intangible assets.

Financial information about our segments and geographic areas of operation are described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data (Note 25 — Business Segment Information).

With the announced changes to CIT management, along with the Company’s exploration of alternatives for the commercial aerospace business, we will further refine our segment reporting effective January 1, 2016.

Item 1:  Business Overview

4    CIT ANNUAL REPORT 2015

NORTH AMERICA BANKING

The NAB segment (the legacy CIT components of which were previously known as North American Commercial Finance) consists of five divisions: Commercial Banking, Commercial Real Estate, Commercial Services, Equipment Finance, and Consumer Banking. Revenue is generated from interest earned on loans, rents on equipment leased, fees and other revenue from lending and leasing activities, capital markets transactions and banking services, commissions earned on factoring and related activities, and to a lesser extent, interest and dividends on investments. Revenue is also generated from gains on asset sales. In the fourth quarter of 2015, we announced that we intend to sell our Canada portfolio.

Description of Divisions

Commercial Banking (previously known as Corporate Finance) provides a range of lending and deposit products, as well as ancillary services, including cash management and advisory services, to small and medium size businesses. Loans offered are primarily senior secured loans collateralized by accounts receivable, inventory, machinery & equipment and/or intangibles that are often used for working capital, plant expansion, acquisitions or recapitalizations. These loans include revolving lines of credit and term loans and, depending on the nature and quality of the collateral, may be asset-based loans or cash flow loans. Loans are originated through direct relationships, led by individuals with significant experience in their respective industries, or through relationships with private equity sponsors. We provide financing to customers in a wide range of industries, including Commercial & Industrial, Communications & Technology, Entertainment & Media, Energy, and Healthcare. The division also originates qualified SBA 504 loans (generally for buying a building, ground-up construction, building renovation, or the purchase of heavy machinery and equipment) and 7(a) loans (generally for working capital or financing leasehold improvements). Additionally, the division offers a full suite of deposit and payment solutions to small and medium size businesses.

Commercial Real Estate provides senior secured commercial real estate loans to developers and other commercial real estate professionals. We focus on properties with a stable cash flow and originate construction loans to highly experienced and well capitalized developers. In addition, the OneWest Bank portfolio included multi-family mortgage loans that are being run off.

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

Equipment Finance provides leasing and equipment financing solutions to small businesses and middle market companies in a wide range of industries on both a private label and direct basis. We provide financing solutions for our borrowers and lessees, and assist manufacturers and distributors in growing sales, profitability and customer loyalty by providing customized, value-added finance solutions to their commercial clients. Our LendEdge platform allows small businesses to access financing through a highly automated credit approval, documentation and funding process. We offer loans and leases, both capital and operating leases.

Consumer Banking offers mortgage loans, deposits and private banking services to its consumer customers. The division offers jumbo residential mortgage loans and conforming residential mortgage loans, primarily in Southern California. Mortgage loans are primarily originated through leads generated from the retail branch network, private bankers, and the commercial business units. Mortgage lending includes product specialists, internal sales support and origination processing, structuring and closing. Retail banking is the primary deposit gathering business of CIT Bank and operates through 70 retail branches in Southern California and an online direct channel. We offer a broad range of deposit and lending products to meet the needs of our clients (both individuals and small businesses), including: checking, savings, certificates of deposit, residential mortgage loans, and investment advisory services. We also offer banking services to high net worth individuals.

Key Risks

Key risks faced by NAB’s Commercial Banking, Commercial Real Estate and Equipment Finance divisions are credit risk, business risk and asset risk. Credit risks associated with secured financings relate to the ability of the borrower to repay the loan and the value of the collateral underlying the loan should the borrower default on its obligations.

Business risks relate to the demand for NAB’s services that is broadly affected by the level of economic growth and is more specifically affected by the level of economic activity in CIT’s target industries. If demand for CIT’s products and services declines, then new business volume originated by NAB will decline. Likewise, changes in supply and demand of CIT’s products and services also affect the pricing CIT can command from the market. Additionally, new business volume in Equipment Finance is influenced by CIT’s ability to maintain and develop relationships with its vendor partners. With regard to pricing, NAB is subject to potential threats from competitor activity or disintermediation by vendor partners and other referral sources, which could negatively affect CIT’s margins. NAB is also exposed to business risk related to its syndication activity. Under adverse market circumstances, CIT would be exposed to risk arising from the inability to sell loans to other lenders, resulting in lower fee income and higher than expected credit exposure to certain borrowers.

In Equipment Finance, NAB also is exposed to asset risk, namely that at the end of the lease term, the value of the asset will be lower than expected, resulting in reduced future lease income over the remaining life of the asset or a lower sale value.

The products and services provided by Commercial Services involve two types of credit risk: customer and client. A client (typically a manufacturer or importer of goods) is the counterparty to any factoring agreement, financing agreement, or receivables purchasing agreement that has been entered into with Commercial Services. A customer (typically a wholesaler or retailer) is the

CIT ANNUAL REPORT 2015    5

account debtor and obligor on trade accounts receivable that have been factored with and assigned to the factor.

The largest risk for Commercial Services is customer credit risk in factoring transactions. Customer credit risk relates to the financial inability of a customer to pay on undisputed trade accounts receivable due from such customer to the factor. While less significant than customer credit exposure, there is also client credit risk in providing cash advances to factoring clients. Client credit risk relates to a decline in the creditworthiness of a borrowing client, their consequent inability to repay their loan and the possible insufficiency of the underlying collateral (including the aforementioned customer accounts receivable) to cover any loan repayment shortfall. At December 31, 2015, client credit risk accounted for less than 10% of total Commercial Services credit exposure while customer credit risk accounted for the remainder.

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

Key risks faced by NAB’s Consumer Banking division are credit risk, collateral risk and geographic concentration risk. Similar to our commercial business, credit risks associated with secured consumer financings relate to the ability of the borrower to repay its loan and the value of the collateral underlying the loan should the borrower default on its obligations. Our consumer mortgage loans are typically collateralized by the underlying property, primarily single family homes. Therefore, collateral risk relates to the potential decline in value of the property securing the loan. Most of the loans are concentrated in California; therefore, the geographic concentration risk relates to a potential downturn in the economic conditions in that state.

TRANSPORTATION & INTERNATIONAL FINANCE

TIF is a leading provider of leasing and financing solutions to operators and suppliers in the global aviation and railcar industries, and has a growing maritime business. TIF consists of four divisions: Aerospace (Commercial Air and Business Air), Rail, Maritime Finance, and International Finance, the latter of which includes equipment financing, secured lending and leasing in China and the U.K. The financing and leasing assets of the International Division are included in assets held for sale at December 31, 2015. Also, the Company announced during the fourth quarter it is reviewing all of the options available to enhance value through separating or selling our Commercial Air business.

Revenues generated by TIF primarily include rents collected on leased assets, interest on loans, fees, and gains from assets sold. Aerospace and Rail account for the majority of the segment’s assets, revenues and earnings.

We achieved leadership positions in transportation finance by leveraging our deep industry experience and core strengths in technical asset management, customer relationship management, and credit analysis. We have extensive experience managing equipment over its full life cycle, including purchasing, leasing, remarketing and selling new and used equipment. TIF is a global business, with aircraft leased or financed around the world, railcar leasing operations throughout North America and Europe and a growing loan portfolio.

Description of Businesses

Aerospace

Commercial Air provides aircraft leasing, lending, asset management, and advisory services. The division’s primary clients include global and regional airlines around the world. Offices are located in the U.S., Europe and Asia. As of December 31, 2015, our commercial aerospace financed, leased and managed portfolio consists of 386 owned, financed and managed aircraft, which are placed with about 100 clients in approximately 50 countries.

Business Air offers financing and leasing programs for corporate and private owners of business jets. Serving clients around the world, we provide financing that is tailored to our clients’ unique business requirements. Products include term loans, leases, pre-delivery financing, fractional share financing and vendor / manufacturer financing.

Rail offers customized leasing and financing solutions and a highly efficient fleet of railcars and locomotives to railroads and shippers throughout North America and Europe. We expanded our operations to Europe during 2014 through an acquisition. We serve over 650 customers, including all of the U.S. and Canadian Class I railroads (railroads with annual revenues of at least $250 million), other railroads and non-rail companies, such as shippers and power and energy companies. Our operating lease fleet consists of over 128,000 railcars and 390 locomotives. Railcar types include covered hopper cars used to ship grain and agricultural products, plastic pellets, sand, and cement, tank cars for energy products and chemicals, gondolas for coal, steel coil and mill service products, open hopper cars for coal and aggregates, boxcars for paper and auto parts and centerbeams and flat cars for lumber.

Maritime Finance offers senior secured loans, sale-leasebacks and bareboat charters to owners and operators of oceangoing cargo vessels, including tankers, bulkers, container ships, car carriers and offshore vessels and drilling rigs.

International Finance offers equipment financing, secured lending and leasing to small and middle-market businesses in China and the U.K., all of which was included in assets held for sale at December 31, 2015. The U.K. portfolio was sold January 1, 2016.

The primary asset type held by TIF is equipment (predominantly commercial aircraft and railcars) purchased and leased to commercial end-users. The typical structure for leasing of large ticket transportation assets is an operating lease, whereby CIT retains the majority of the asset risk by virtue of the relatively short lease term in comparison to the useful life of the asset. TIF also has a loan portfolio consisting primarily of senior, secured loans.

Key Risks

The primary risks for TIF are asset risk (resulting from ownership of the equipment on operating lease), credit risk and utilization risk. Asset risk arises from fluctuations in supply and demand for the underlying equipment that is leased. TIF invests in long-lived equipment; commercial aircraft have economic useful lives of

Item 1:  Business Overview

6    CIT ANNUAL REPORT 2015

approximately 20-25 years and railcars/locomotives have economic useful lives of approximately 35-50 years. This equipment is then leased to commercial end-users with lease terms of approximately 3-12 years. CIT is exposed to the risk that, at the end of the lease term, the value of the asset will be lower than expected, resulting in reduced future lease income over the remaining life of the asset or a lower sale value.

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

Credit risk in the leased equipment portfolio results from the potential default of lessees, possibly driven by obligor specific or industry-wide conditions, and is economically less significant than asset risk for TIF, because in the operating lease business, there is no extension of credit to the obligor. Instead, the lessor deploys a portion of the useful life of the asset. Credit losses manifest through multiple parts of the income statement including loss of lease/rental income due to missed payments, time off lease, or lower rental payments than the existing contract due to either a restructuring with the existing obligor or re-leasing of the asset to another obligor as well as higher expenses due to, for example, repossession costs to recover, refurbish, and re-lease assets. Credit risk associated with loans relates to the ability of the borrower to repay its loan and the Company’s ability to realize the value of the collateral underlying the loan should the borrower default on its obligations.

Exposure to certain industries could result in lower utilization of our equipment. A decrease in the level of airline passenger traffic or a decline in railroad shipping volumes or demand for specific railcars due to reduced demand for certain raw materials or bulk products, such as oil, coal, or steel, may adversely affect our aerospace or rail businesses, the value of our aircraft and rail assets, and the ability of our lessees to make lease payments.

See “Concentrations” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 21 — Commitments of Item 8. Financial Statements and Supplementary Data for further discussion of our aerospace and rail portfolios.

LEGACY CONSUMER MORTGAGES

LCM was created in connection with the OneWest Transaction and includes portfolios of SFR mortgage loans and reverse mortgage loans. Revenue generated is primarily interest on loans. LCM does not extend new originations for these products, but does fund pre-existing commitments and performs loan modifications. These loans were previously acquired by OneWest Bank in connection with the lndyMac, First Federal and La Jolla transactions described in Note 5 — Indemnification Assets of Item 8 Financial Statements and Supplementary Data. Certain of the loans are covered by loss sharing agreements with the FDIC, which are scheduled to expire in 2019 and 2020. The FDIC indemnified OneWest Bank against certain future losses sustained on these loans. In conjunction with the OneWest Transaction, CIT Bank may now be reimbursed for losses under the terms of the loss sharing agreements with the FDIC. Eligible losses are submitted to the FDIC for reimbursement when a qualifying loss event occurs (e.g., liquidation of collateral). Reimbursements approved by the FDIC are usually received within 60 days of submission.

Key Risks

Key risks are credit risk, collateral risk and geographic concentration risk. Credit risks associated with secured consumer financings relate to the ability of the borrower to repay the loan and the value of the collateral underlying the loan should the borrower default on its obligations. As discussed in Note 5 — Indemnification Assets of Item 8. Financial Statements and Supplementary Data, certain indemnifications from the FDIC begin to expire in 2019. LCM consumer loans are typically collateralized by the underlying property, primarily single family homes. Therefore, collateral risk relates to the potential decline in value of the property securing the loan. Most of the LCM loans are concentrated in California, therefore the geographic concentration risk relates to a potential downturn in the economic conditions in that state.

NON-STRATEGIC PORTFOLIOS

NSP had consisted of portfolios that we no longer considered strategic. During 2015 the remaining portfolios, which consisted primarily of equipment financing portfolios in Mexico and Brazil, were sold.

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

CIT ANNUAL REPORT 2015    7

CIT BANK, N.A.

Prior to August 3, 2015, CIT Bank was a Utah-state chartered bank and a wholly owned subsidiary of CIT. On that date, CIT Bank merged with and into OneWest Bank, with OneWest Bank surviving as a wholly owned subsidiary of CIT with the name CIT Bank, National Association (the “Bank”, “CIT Bank” or “CIT Bank, N.A.”). CIT Bank, N.A. is regulated by the OCC.

CIT Bank, N.A. raises deposits through its 70 branch network and from retail and institutional customers through commercial channels, as well as its online bank (www.BankOnCIT.com) and, to a lessening extent, through broker channels. Its existing suite of deposit products includes checking and savings accounts, Individual Retirement Accounts and Certificates of Deposit.

CIT Bank’s commercial banking division provides a range of lending and deposit products, as well as ancillary services, including cash management and advisory services, to small and medium size companies. The Bank’s consumer banking division offers mortgage lending, deposits and private banking services to its customers.

The Bank’s financing and leasing assets are primarily commercial loans, consumer loans and operating lease equipment. Its commercial loans and operating lease equipment are reported in NAB and TIF, and consumer loans are in LCM and NAB. Consumer loans consist of jumbo residential mortgage loans and conforming residential mortgage loans, which are included in NAB, and SFR and reverse mortgage loans, which are within LCM. The Bank’s growing operating lease portfolio primarily consists of railcars, with some aircraft. The commercial aerospace business is conducted largely outside the bank.

At year-end, CIT Bank remained well capitalized, maintaining capital ratios well above required levels.

DISCONTINUED OPERATIONS

Discontinued operations are discussed, along with balance sheet and income statement items, in Note 2 — Acquisition and Disposition Activities in Item 8. Financial Statements and Supplementary Data. See also Note 22 — Contingencies for discussion related to the servicing business.

EMPLOYEES

CIT employed approximately 4,900 people at December 31, 2015, up from approximately 3,360 at December 31, 2014, mostly reflecting the OneWest Bank acquisition. Based upon the location of the Company’s legal entities, approximately 4,415 were employed in the U.S. entities and 485 in non-U.S. entities.

COMPETITION

We operate in competitive markets, based on factors that vary by product, customer, and geographic region. Our competitors include global and domestic commercial banks, regional and community banks, captive finance companies, and leasing companies. In most of our business segments, we have a few large competitors that have significant market share and many smaller niche competitors.

Many of our competitors are large companies with substantial financial, technological, and marketing resources. Our customer value proposition is primarily based on financing terms, structure, and client service. From time to time, due to highly competitive markets, we may (i) lose market share if we are unwilling to match product structure, pricing, or terms of our competitors that do not meet our credit standards or return requirements or (ii) receive lower returns or incur higher credit losses if we match our competitors’ product structure, pricing, or terms. While our funding structure puts us at a competitive disadvantage to other banks due to our proportion of higher cost debt, the OneWest Bank acquisition has reduced that disadvantage by increasing lower-cost funding sources, such as deposits.

To take advantage of opportunities, we must continue to compete successfully with banks and financial institutions that are larger and have better access to low cost funding. As a result, we tend not to compete on price, but rather on industry experience, asset and equipment knowledge, and customer service. The regulatory environment in which we and/or our customers operate also affects our competitive position.

Item 1:  Business Overview

8    CIT ANNUAL REPORT 2015

REGULATION

We are regulated by federal banking laws, regulations and policies. Such laws and regulations are intended primarily for the protection of depositors, customers and the federal deposit insurance fund (“DIF”), as well as to minimize risk to the banking system as a whole, and not for the protection of our shareholders or non-depository creditors. Bank regulatory agencies have broad examination and enforcement power over bank holding companies (“BHCs”) and their subsidiaries, including the power to impose substantial fines, limit dividends, and other capital distributions, restrict operations and acquisitions, and require divestitures. BHCs and banks, as well as subsidiaries of both, are prohibited by law from engaging in practices that the relevant regulatory authority deems unsafe or unsound. CIT is a BHC, and elected to become a FHC, subject to regulation and examination by the FRB and the FRBNY. As an FHC, CIT is subject to certain limitations on our activities, transactions with affiliates, and payment of dividends, and certain standards for capital and liquidity, safety and soundness, and incentive compensation, among other matters. Under the system of “functional regulation” established under the BHC Act, the FRB supervises CIT, including all of its non-bank subsidiaries, as an “umbrella regulator” of the consolidated organization. CIT Bank is chartered as a national bank by the OCC and is a member bank of the Federal Reserve System. CIT’s principal regulator is the FRB and CIT Bank’s principal regulator is the OCC. Both CIT and CIT Bank are regulated by the Consumer Financial Protection Bureau (“CFPB”), which regulates consumer financial products. Prior to the OneWest Transaction, CIT Bank was regulated by the FDIC and the UDFI.

Certain of our subsidiaries are subject to regulation by other domestic and foreign governmental agencies. In connection with the restructuring of our international platforms, we have surrendered all of our banking licenses outside of the United States.

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

Our insurance operations are primarily conducted through The Equipment Insurance Company, a Vermont corporation, and CIT Insurance Agency, Inc., a Delaware corporation. Each company is licensed to enter into insurance contracts and is subject to regulation and examination by insurance regulators.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted in July 2010, made extensive changes to the regulatory structure and environment affecting banks, BHCs, non-bank financial companies, broker-dealers, and investment advisory and management firms. Although the Dodd-Frank Act has not significantly limited CIT from conducting the activities in which we were previously engaged, a number of regulations have affected and will continue to affect the conduct of a number of our business activities, either directly through regulation of specific activities or indirectly through regulation of concentration risks, capital, or liquidity or through the imposition of additional compliance requirements.

As of September 30, 2015, as a result of the OneWest Transaction, we exceeded the $50 billion threshold that subjects BHCs to enhanced prudential supervision requirements under Sections 165 and 166 of the Dodd-Frank Act and regulations issued by the FRB thereunder. These additional requirements will be phased in over time, through March 2017. We expect to continue devoting significant additional resources in terms of both increased expenditures and management time in 2016 to implement each of these requirements and ongoing costs thereafter to continue to comply with these enhanced prudential supervision requirements. See “Enhanced Prudential Standards for Large Bank Holding Companies” below.

The OCC approval of the OneWest Transaction was subject to two conditions. First, the OCC required CIT Bank to submit a comprehensive business plan covering a period of at least three years, including a financial forecast, a capital plan that provides for maintenance of CIT Bank’s capital, a funding plan and contingency funding plan, the intended types and volumes of lending activities, and an action plan to accomplish identified strategic goals and objectives. After each calendar quarter, the Bank must report and explain to the OCC any material variances. The Board must review the performance of CIT Bank under the business plan at least annually and CIT Bank must update the business plan annually.

Second, the OCC required CIT Bank to submit a revised Community Reinvestment Act of 1977 (“CRA”) Plan after the merger. The revised CRA Plan must describe the actions it intends to take to help meet the credit needs in low and moderate income (“LMI”) areas within its assessment areas, including annual goals for helping to meet the credit needs of LMI individuals and geographies within the assessment areas, the management structure responsible for implementing the CRA Plan, and the Board committee responsible for overseeing the Bank’s performance under the CRA Plan. CIT Bank must informally seek input on its CRA Plan from members of the public in its assessment areas. In addition, CIT Bank must publish on its public website (i) a copy of its revised CRA Plan after it receives a written determination of non-objection from the OCC and (ii) a CRA Plan summary report that demonstrates the measurable results of the revised CRA Plan a month prior to the commencement of CIT Bank’s performance evaluation.

The FRB Order approved the OneWest Transaction conditioned on CIT meeting certain conditions and on commitments made in connection with CIT’s application. CIT committed to meeting certain levels of CRA-reportable lending and CRA Qualified Investments in its assessment areas over 4 years, making annual donations to qualified non-profit organizations that provide services in its assessment areas, locating 15% of its branches and ATMs in LMI census tracts, and providing 2,100 hours of CRA volunteer service.

CIT Bank filed its CRA Plan with the OCC in December 2015 and its comprehensive business plan in January 2016. The CRA Plan and the comprehensive business plan each are subject to review and non-objection by the OCC.

CIT ANNUAL REPORT 2015    9

Banking Supervision and Regulation

Permissible Activities

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

A depository institution subsidiary is considered to be “well-capitalized” if it satisfies the requirements for this status discussed below under “Prompt Corrective Action.” A depository institution subsidiary is considered “well-managed” if it received a composite rating and management rating of at least “satisfactory” in its most recent examination. An FHC’s status will also depend upon its maintaining its status as “well-capitalized” and “well-managed” under applicable FRB regulations. If an FHC ceases to meet these capital and management requirements, the FRB’s regulations provide that the FHC must enter into an agreement with the FRB to comply with all applicable capital and management requirements. Until the FHC returns to compliance, the FRB may impose limitations or conditions on the conduct of its activities, and the company may not commence any non-banking financial activities permissible for FHCs or acquire a company engaged in such financial activities without prior approval of the FRB. If the company does not return to compliance within 180 days, the FRB may require divestiture of the FHC’s depository institutions. BHCs and banks must also be well-capitalized and well-managed in order to acquire banks located outside their home state. An FHC will also be limited in its ability to commence non-banking financial activities or acquire a company engaged in such financial activities if any of its insured depository institution subsidiaries fails to maintain a “satisfactory” rating under the CRA, as described below under “Community Reinvestment Act.”

Activities that are “financial in nature” include securities underwriting, dealing and market making, advising mutual funds and investment companies, insurance underwriting and agency, merchant banking, and activities that the FRB, in consultation with the Secretary of the Treasury, determines to be financial in nature or incidental to such financial activity. “Complementary activities” are activities that the FRB determines upon application to be complementary to a financial activity and that do not pose a safety and soundness issue. CIT is primarily engaged in activities that are permissible for a BHC, rather than the expanded activities available to an FHC.

Volcker Rule

The Dodd-Frank Act limits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (e.g., hedge funds and private equity funds). This statutory provision is commonly called the “Volcker Rule”. The statutory provision became effective in July 2012 and required banking entities subject to the Volcker Rule to bring their activities and investments into compliance with applicable requirements by July 2014. In December 2013, the federal banking agencies, the SEC, and the Commodity Futures Trading Commission (“CFTC”) adopted final rules to implement the Volcker Rule, and the FRB, by order, extended the compliance period to July 2015. In December 2014, the FRB, by order, extended the conformance period to July 2016 for investments in and relationships with so-called legacy covered funds and stated its intention to grant an additional extension through July 2017. The final rules are highly complex and require an extensive compliance program, including an enhanced compliance program applicable to banking entities with more than $50 billion in consolidated assets. CIT does not currently anticipate that the Volcker Rule will have a material effect on its business and activities, as we have a limited amount of trading activities and fund investments. CIT has sold most of its private equity fund investments, and may incur additional costs to dispose of its remaining fund investments, which have a remaining book value of less than $20 million. In addition, CIT will incur additional costs to revise its policies and procedures and review its operating and monitoring systems to ensure compliance with the Volcker Rule. We cannot yet determine the precise financial impact of the rule on CIT.

Capital Requirements

As a BHC, CIT is subject to consolidated regulatory capital requirements administered by the FRB. Upon completion of the merger with OneWest Bank on August 3, 2015, CIT Bank became subject to similar capital requirements administered by the OCC. In July 2013, the FRB, OCC, and FDIC issued a final rule (the “Basel III Final Rule”) establishing risk-based capital guidelines that are based upon the final framework for strengthening capital and liquidity regulation of the Basel Committee on Banking Supervision (the “Basel Committee”), which was released in December 2010 and revised in June 2011 (“Basel III”). The Company, as well as the Bank, became subject to the Basel III Final Rule, applying the Standardized Approach, effective January 1, 2015. Prior to January 1, 2015, the risk-based capital guidelines applicable to CIT were based upon the 1988 Capital Accord (“Basel I”) of the Basel Committee.

Although the Basel III Final Rule retained the capital components of Tier 1 capital, Tier 2 capital, and Total capital (the sum of Tier 1 and Tier 2 capital) and their related regulatory capital ratios, it implemented numerous changes in the composition of Tier 1 and Tier 2 capital and the related capital adequacy guidelines. Among other matters, the Basel III Final Rule: (i) introduces a new capital measure called “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandates that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expands the scope of the deductions from and adjustments to capital as compared to previous regulations. For most banking organizations, the most common form of Additional Tier 1 capital instruments is non-cumulative perpetual preferred stock and the most common form of Tier 2 capital instruments is subordinated notes, which are subject to the Basel

Item 1:  Business Overview

10    CIT ANNUAL REPORT 2015

III Final Rule specific requirements. The Company does not currently have either of these forms of capital outstanding.

The Basel III Final Rule provides for a number of deductions from and adjustments to CET1. These include, for example, goodwill, other intangible assets, and deferred tax assets (“DTAs”) that arise from net operating loss and tax credit carry-forwards net of any related valuation allowance. Also, mortgage servicing rights, DTAs arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial institutions must be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1. The non-DTA related deductions (goodwill, intangibles, etc.) may be reduced by netting with any associated deferred tax liabilities (“DTLs”). As for the DTA deductions, the netting of any remaining DTL must be allocated in proportion to the DTAs arising from net operating losses and tax credit carry-forward and those arising from temporary differences.

Implementation of some of these deductions to CET1 began on January 1, 2015, and will be phased-in over a 4-year period (40% effective January 1, 2015 and adding 20% per year thereafter until January 1, 2018).

In addition, under the Basel I general risk-based capital rules, the effects of certain components of accumulated other comprehensive income (“AOCI”) included in shareholders’ equity (for example, mark-to-market of securities held in the available-for-sale (“AFS”) portfolio) under U.S. GAAP are reversed for the purpose of determining regulatory capital ratios. Pursuant to the Basel III Final Rule, the effects of these AOCI items are not excluded; however, non-advanced approaches banking organizations, including the Company and CIT Bank, may make a one-time permanent election to continue to exclude the AOCI items excluded under Basel I. Both the Company and CIT Bank have elected to exclude AOCI items from regulatory capital ratios. The Basel III Final Rule also precludes certain hybrid securities, such as trust preferred securities, from inclusion in bank holding companies’ Tier 1 capital. The Company did not have any hybrid securities outstanding at December 31, 2015.

Under the Basel III Final Rule, and previously under Basel I capital guidelines, assets and certain off-balance sheet commitments and obligations are converted into risk-weighted assets against which regulatory capital is measured. The Basel III Final Rule prescribed a new approach for risk weightings for BHCs and banks that follow the Standardized approach, which applies to CIT. This approach expands the risk-weighting categories from the previous four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories, depending on the nature of the exposure, ranging from 0% for U.S. government, to as high as 1,250% for such exposures as credit-enhancing interest-only strips or unsettled security/commodity transactions.

Per the Basel III Final Rule, the minimum capital ratios for CET1, Tier 1 capital, and Total capital are 4.5%, 6.0% and 8.0%, respectively. In addition, the Basel III Final Rule introduces a new “capital conservation buffer”, composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. This buffer will be implemented beginning January 1, 2016 at the 0.625% level and increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019. Under the previous Basel I capital guidelines, the Company and CIT Bank were required to maintain Tier 1 and Total capital equal to at least 4.0% and 8.0%, respectively, of total risk-weighted assets to be considered “adequately capitalized”, or 6.0% and 10.0%, respectively, to be considered “well capitalized.”

CIT will be required to maintain risk-based capital ratios at January 1, 2019 as follows:

	Minimum Capital Requirements — January 1, 2019
	CET 1	Tier 1 Capital	Total Capital
Stated minimum ratios	4.5%	6.0%	8.0%
Capital conservation buffer (fully phased-in)	2.5%	2.5%	2.5%
Effective minimum ratios (fully phased-in)	7.0%	8.5%	10.5%

With respect to CIT Bank, the Basel III Final Rule revises the “prompt corrective action” (“PCA”) regulations adopted pursuant to Section 38 of the Federal Deposit Insurance Act, by: (i) introducing a CET1 ratio requirement at each PCA category (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the previous 6%); and (iii) eliminating the prior provision that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and requiring a minimum Tier 1 leverage ratio of 5.0%. The Basel III Final Rule does not change the total risk-based capital requirement for any PCA category. See “Prompt Corrective Action” below.

As non-advanced approaches banking organizations, the Company and CIT Bank will not be subject to the Basel III Final Rule’s countercyclical buffer or the supplementary leverage ratio.

The Company and CIT Bank have met all capital requirements under the Basel III Final Rule, including the capital conservation buffer, on a fully phased in basis as if such requirements were currently effective. The following table presents CIT’s and CIT Bank’s estimated capital ratios as of December 31, 2015 calculated under the fully phased-in Basel III Final Rule — Standardized approach.

CIT ANNUAL REPORT 2015    11

Preliminary Basel III Capital Ratios — Fully Phased-in Standardized Approach(1) (dollars in millions)

	As of December 31, 2015
	CIT		CIT Bank
	Actuals	Requirement	Actuals	Requirement
Capital
CET1	$8,885.6		$4,636.7
Tier 1	8,885.6		4,636.7
Total	9,288.9		5,011.4
Risk-weighted assets	70,239.3		36,756.3
Adjusted quarterly average assets	66,418.9		43,205.1
Capital ratios
CET1	12.7%	7.0%(2)	12.6%	7.0%(2)
Tier 1	12.7%	8.5%(2)	12.6%	8.5%(2)
Total	13.2%	10.5%(2)	13.6%	10.5%(2)
Leverage	13.4%	4.0%	10.7%	4.0%

(1)	Basel III Final Rule calculated under the Standardized Approach on a fully phased-in basis that will be required effective January 1, 2019.

(2)	Required ratios under the Basel III Final Rule include the post-transition minimum capital conservation buffer effective January 1, 2019.

Enhanced Prudential Standards for Large Bank Holding Companies

Under Sections 165 and 166 of the Dodd-Frank Act, the FRB has promulgated regulations imposing enhanced prudential supervision requirements on BHCs with total consolidated assets of $50 billion or more. As a result of the OneWest Transaction, CIT exceeded the $50 billion threshold as of September 30, 2015 and therefore will be subject to certain of these requirements, including (i) capital planning and company-run and supervisory stress testing requirements, under the FRB’s CCAR process, (ii) enhanced risk management and risk committee requirements, (iii) company-run liquidity stress testing and the requirement to hold a buffer of highly liquid assets based on projected funding needs for various time horizons, including 30, 60, and 90 days, (iv) the modified liquidity coverage ratio, which requires that we hold a sufficient level of high quality liquid assets to meet our projected net cash outflows over a 30 day stress horizon, (v) recovery and resolution planning (also referred to as the “Living Will”), and (vi) enhanced reporting requirements. These additional requirements will be phased in over time, through March 2017. We expect to incur additional costs in 2016 to implement these requirements and ongoing costs thereafter to continue to comply with these enhanced prudential supervision requirements.

Stress Test and Capital Plan Requirements

Under the enhanced prudential supervision requirements of the Dodd-Frank Act, CIT will be subject to capital planning and company-run and supervisory stress testing requirements under the FRB’s CCAR process, which will require CIT to submit an annual capital plan, along with a Company-run stress test, and demonstrate that it can meet required regulatory capital minimums over a nine-quarter planning horizon. The FRB will conduct a separate supervisory stress test using data submitted by CIT in a format specified by the FRB. We will participate in the CCAR process in 2016, but we don’t expect to be part of the same process as established CCAR banks until 2017. CIT will need to collect and report certain related data on a quarterly basis, which the FRB would use to track our progress against the capital plan. We expect that upon full implementation of the CCAR process in 2017, CIT may pay dividends and repurchase stock only in accordance with an approved capital plan to which the FRB has not objected. Prior to implementation of the CCAR process, CIT continues to consult with the FRB regarding dividends and repurchasing stock. Annual capital plans and company-run stress tests must be submitted by April 5, with publication of results by both the FRB and CIT by June 30, although we anticipate that results will not be required to be published until the 2017 CCAR process.

Furthermore, CIT and CIT Bank are required to conduct Company-run stress tests, pursuant to the enhanced prudential standards relating to Dodd-Frank Act Stress Tests (“DFAST”) to assess the impact of stress scenarios (including supervisor-provided baseline, adverse, and severely adverse scenarios and, for CIT, one Company-defined baseline scenario and at least one Company-defined stress scenario) on their consolidated earnings, losses, and capital over a nine-quarter planning horizon, taking into account their current condition, risks, exposures, strategies, and activities. While CIT Bank is only required to conduct an annual stress test, CIT must conduct both an annual and a mid-cycle stress test. Both CIT and CIT Bank must submit their annual DFAST results to their respective regulators by July 31, with public disclosure of summary stress test results between October 15 and October 31.

Liquidity Requirements

Historically, regulation and monitoring of bank and BHC liquidity has been addressed as a supervisory matter, without required formulaic measures.

The Basel III final framework requires banks and BHCs to measure their liquidity against specific liquidity tests. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon under an acute liquidity stress scenario, with a phased implementation process starting January 1, 2015 and complete implementation by January 1, 2019. The other, referred to as the net stable funding ratio (“NSFR”), is designed to

Item 1:  Business Overview

12    CIT ANNUAL REPORT 2015

promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. The NSFR, which is subject to an observation period through mid-2016 and to any revisions resulting from the analyses conducted and data collected during the observation period, is expected to be implemented as a minimum standard by January 1, 2018.

On September 3, 2014, the banking regulators adopted a joint final rule implementing the LCR for certain U.S. banking institutions. The rule applies a comprehensive version of the LCR to large and internationally active U.S. banking organizations, which include banks with total consolidated assets of $250 billion or more or total consolidated on-balance sheet foreign exposure of $10 billion or more, or any depository institution with total consolidated assets of $10 billion or more that is a consolidated subsidiary of either of the foregoing. These institutions will be required to hold minimum amounts of high-quality, liquid assets, such as central bank reserves and government and corporate debt that can be converted easily and quickly into cash. Each institution would be required to hold high quality, liquid assets in an amount equal to or greater than its projected net cash outflows minus its projected cash inflows capped at 75% of projected cash outflows for a 30-day stress period. The firms must calculate their LCR each business day.

The final rule applies a modified version of the LCR requirements to bank holding companies with total consolidated assets of greater than $50 billion but less than $250 billion. The modified version of the LCR requirement only requires the LCR calculation to be performed on the last business day of each month and sets the denominator (that is, the calculation of net cash outflows) for the modified version at 70% of the denominator as calculated under the most comprehensive version of the rule applicable to larger institutions. Under the FRB final rule, a BHC with between $50 billion and $250 billion in total consolidated assets must comply with the first phase of the minimum LCR requirement at the later of January 1, 2016 or the first quarter after the quarter in which it exceeds $50 billion in total consolidated assets, with the LCR requirement going into full effect on January 1, 2017.

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

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, establishes five capital categories for FDIC-insured banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The following table sets forth the required capital ratios to be deemed “well capitalized” or “adequately capitalized” under regulations in effect at December 31, 2015.

	Prompt Corrective Action Ratios — December 31, 2015
	Well Capitalized(1)	Adequately Capitalized
CET 1	6.5%	4.5%
Tier 1 Capital	8.0%	6.0%
Total Capital	10.0%	8.0%
Tier 1 Leverage(2)	5.0%	4.0%

(1)	A “well capitalized” institution also must not be subject to any written agreement, order or directive to meet and maintain a specific capital level for any capital measure.

(2)	As a standardized approach banking organization, CIT Bank is not subject to the 3% supplemental leverage ratio requirement, which becomes effective January 1, 2018.

CIT ANNUAL REPORT 2015    13

CIT Bank’s capital ratios were all in excess of minimum guidelines for well capitalized at December 31, 2015. Neither CIT nor CIT Bank is subject to any order or written agreement regarding any capital requirements.

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

Acquisitions

Federal and state laws impose notice and approval requirements for mergers and acquisitions involving depository institutions or BHCs. The BHC Act requires the prior approval of the FRB for (1) the acquisition by a BHC of direct or indirect ownership or control of more than 5% of any class of voting shares of a bank, savings association, or BHC, (2) the acquisition of all or substantially all of the assets of any bank or savings association by any subsidiary of a BHC other than a bank, or (3) the merger or consolidation of any BHC with another BHC. Prior regulatory approval is also generally required for mergers, acquisitions and consolidations involving other insured depository institutions. In reviewing acquisition and merger applications, the bank regulatory authorities will consider, among other things, the competitive effect of the transaction, financial and managerial issues, including the capital position of the combined organization, convenience and needs factors, including the applicant’s record under the CRA, the effectiveness of the subject organizations in combating money laundering activities, and the transaction’s effect on the stability of the U.S. banking or financial system. In addition, an FHC must obtain prior approval of the FRB before acquiring certain non-bank financial companies with assets exceeding $10 billion.

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

OCC regulations impose limitations on the payment of dividends by CIT Bank. These regulations limit dividends if the total amount of all dividends (common and preferred) declared in any current year, including the proposed dividend, exceeds the total net income for the current year to date plus any retained net income for the prior two years, less the sum of any transfers required by the OCC and any transfers required to fund the retirement of any preferred stock. If the dividend in either of the prior two years exceeded that year’s net income, the excess shall not reduce the net income for the three year period described above, provided the amount of excess dividends for either of the prior two years can be offset by retained net income in the current year minus three years or the current year minus four years.

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

We anticipate that our capital ratios reflected in the stress test calculations required of us and the capital plan that we prepare as described under “Stress Test and Capital Requirements”, above, will be an important factor considered by the FRB in evaluating whether our proposed return of capital may be an unsafe or unsound practice. Since our total consolidated assets exceeded an average of $50 billion for the prior four consecutive quarters due to the OneWest Transaction, we will likely also be limited to paying dividends and repurchasing stock only in accordance with our annual capital plan submitted to the FRB under the capital plan rule.

Source of Strength Doctrine and Support for Subsidiary Banks

FRB policy and federal statute require BHCs such as CIT to serve as a source of strength and to commit capital and other financial resources to subsidiary banks. This support may be required at times when CIT may not be able to provide such support without

Item 1:  Business Overview

14    CIT ANNUAL REPORT 2015

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

FDIC Deposit Insurance

Deposits of CIT Bank are insured by the FDIC Deposit Insurance Fund (“DIF”) up to $250,000 for each depositor . The DIF is funded by fees assessed on insured depository institutions, including CIT Bank, N.A.

For larger institutions such as CIT Bank, the FDIC uses a two scorecard system, one scorecard for most large institutions that had more than $10 billion in assets as of December 31, 2006 (unless the institution subsequently reported assets of less than $10 billion for four consecutive quarters) or had more than $10 billion in total assets for at least four consecutive quarters since December 31, 2006 and another scorecard for (i) “highly complex” institutions that have had over $50 billion in assets for at least four consecutive quarters and are directly or indirectly controlled by a U.S. parent with over $500 billion in assets for four consecutive quarters and (ii) certain processing banks and trust companies with total fiduciary assets of $500 billion or more for at least four consecutive quarters. Each scorecard has a performance score and a loss-severity score that is combined to produce a total score, which is translated into an initial assessment rate. In calculating these scores, the FDIC utilizes a bank’s capital level and CAMELS ratings (a composite regulatory rating based on Capital adequacy, Asset quality, Management, Earnings, Liquidity, and Sensitivity to market risk) and certain financial measures designed to assess an institution’s ability to withstand asset-related stress and funding-related stress. The FDIC also has the ability to make discretionary adjustments to the total score, up or down, by a maximum of 15 basis points, based upon significant risk factors that are not adequately captured in the scorecard. The total score translates to an initial base assessment rate on a non-linear, sharply increasing scale. For large institutions, the initial base assessment rate ranges from 5 to 35 basis points on an annualized basis. After the effect of potential base rate adjustments described below (but not including the depository institution debt adjustment), the total base assessment rate could range from 2.5 to 45 basis points on an annualized basis.

The potential adjustments to an institution’s initial base assessment rate include (i) potential decrease of up to 5 basis points for certain long-term unsecured debt (unsecured debt adjustment) and, (ii) except for well capitalized institutions with a CAMELS rating of 1 or 2, a potential increase of up to 10 basis points for brokered deposits in excess of 10% of domestic deposits (brokered deposit adjustment). As the DIF reserve ratio grows, the rate schedule will be adjusted downward. Also, an institution must pay an additional premium (the depository institution debt adjustment) equal to 50 basis points on every dollar above 3% of an institution’s Tier 1 capital of long-term, unsecured debt held that was issued by another insured depository institution (excluding debt guaranteed under the Temporary Liquidity Guarantee Program). For the year ended December 31, 2015, CIT Bank’s FDIC deposit insurance assessment, including FICO assessments, totaled $45 million.

Under the Federal Deposit Insurance Act (“FDIA”), the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Transactions with Affiliates

Transactions between CIT Bank and its subsidiaries, and CIT and its other subsidiaries and affiliates, are regulated pursuant to Sections 23A and 23B of the Federal Reserve Act. These regulations limit the types and amounts of transactions (including loans due and credit extensions from CIT Bank or its subsidiaries to CIT and its other subsidiaries and affiliates) as well as restrict certain other transactions (such as the purchase of existing loans or other assets by CIT Bank or its subsidiaries from CIT and its other subsidiaries and affiliates) that may otherwise take place and generally require those transactions to be on an arms-length basis and, in the case of extensions of credit, be secured by specified amounts and types of collateral. These regulations generally do not apply to transactions between CIT Bank and its subsidiaries.

During 2015, CIT Bank purchased $115.8 million of loans from affiliates and received capital infusions from CIT of $88.7 million comprised of loans, certain real property and software, and vendor upgrades used by CIT Bank in the conduct of its business, and CIT Bank and CIT agreed to terminate a Put Agreement pursuant to which CIT Bank could require CIT to repurchase certain loans. CIT Bank maintains sufficient collateral in the form of cash deposits and pledged loans to cover any extensions of credit to its affiliates.

The Dodd-Frank Act significantly expanded the coverage and scope of the limitations on affiliate transactions within a banking organization and changes the procedure for seeking exemptions from these restrictions. For example, the Dodd-Frank Act expanded the definition of a “covered transaction” to include derivatives transactions and securities lending transactions with a non-bank affiliate under which a bank (or its subsidiary) has credit exposure (with the term “credit exposure” pending final definition by the FRB under its existing rulemaking authority). Collateral requirements will apply to such transactions as well as to certain repurchase and reverse repurchase agreements.

CIT ANNUAL REPORT 2015    15

Safety and Soundness Standards

FDICIA requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation, compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. Guidelines adopted by the federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of the FDIA. See “Prompt Corrective Action” above. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil monetary penalties.

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

Consumer Protection Regulation

Retail banking activities are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by national banks are subject to federal laws concerning interest rates. Loan operations are also subject to numerous laws applicable to credit transactions, such as:

-	the federal Truth-In-Lending Act and Regulation Z issued by the CFPB, governing disclosures of credit terms to consumer borrowers;

-	the Home Mortgage Disclosure Act and Regulation C issued by the CFPB, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

-	the Equal Credit Opportunity Act and Regulation B issued by the CFPB, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

-	the Fair Credit Reporting Act and Regulation V issued by the CFPB, governing the use and provision of information to consumer reporting agencies;

-	the Fair Debt Collections Practices Act, governing the manner in which consumer debts may be collected by debt collectors;

-	the Servicemembers Civil Relief Act, applying to all debts incurred prior to commencement of active military service (including credit card and other open-end debt) and limiting the amount of interest, including service and renewal charges and any other fees or charges (other than bona fide insurance) that is related to the obligation or liability, as well as affording other protections, including with respect to foreclosures; and

-	the guidance of the various federal agencies charged with the responsibility of implementing such laws; and

-	the Real Estate Settlement Procedures Act and Regulation X issued by the CFPB, requiring disclosures regarding the nature and costs of the real estate settlement process and governing transfers of servicing, escrow accounts, force-placed insurance, and general servicing policies.

Deposit operations also are subject to consumer protection laws and regulation, such as:

1.	the Truth in Savings Act and Regulation DD issued by the CFPB, which require disclosure of deposit terms to consumers;

2.	Regulation CC issued by the FRB, which relates to the availability of deposit funds to consumers;

3.	the Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

4.	the Electronic Funds Transfer Act and Regulation E issued by the CFPB, which governs electronic deposits to and withdrawals from deposit accounts and customer’ rights and liabilities arising from the use of automated teller machines and other electronic banking services, including remittance transfers.

CIT and CIT Bank are also subject to certain other non-preempted state laws and regulations designed to protect

Item 1:  Business Overview

16    CIT ANNUAL REPORT 2015

consumers. Additionally, CIT Bank is subject to a variety of regulatory and contractual obligations imposed by credit owners, insurers and guarantors of the mortgages we originate and service. This includes, but is not limited to, Fannie Mae, Freddie Mac, Ginnie Mae, the Federal Housing Finance Agency (“FHFA”), and the Federal Housing Administration (“FHA”). We are also subject to the requirements of the Home Affordable Modification Program (“HAMP”), Home Affordable Refinance Program (“HARP”) and other government programs in which we participate.

Consumer Financial Protection Bureau Supervision (“CFPB”)

The CFPB is authorized to interpret and administer, and to issue orders or guidelines pursuant to, any federal consumer financial laws, as well as to directly examine and enforce compliance with those laws by depository institutions with assets of $10 billion or more, such as CIT Bank. The CFPB regulates and examines CIT, CIT Bank, and other subsidiaries with respect to matters that relate to these laws and consumer financial services and products. The CFPB undertook numerous rule-making and other initiatives in 2015, and is expected to continue to do so in 2016. The CFPB’s rulemaking, examination and enforcement authority has and will continue to significantly affect financial institutions involved in the provision of consumer financial products and services, including CIT, CIT Bank and CIT’s other subsidiaries. These regulatory activities may limit the types of financial services and products CIT may offer, which in turn may reduce CIT’s revenues.

As a result of various requirements of the Dodd-Frank Act, CFPB has adopted a number of significant rules that implement amendments to the Equal Credit Opportunity Act, the Truth in Lending Act and the Real Estate Settlement Procedures Act. The final rules require banks to, among other things: (a) develop and implement procedures to ensure compliance with a new “ability to repay” requirement and identify whether a loan meets a new definition for a “qualified mortgage”; (b) implement new or revised disclosures, policies and procedures for servicing mortgages including, but not limited to, early intervention with delinquent borrowers and specific loss mitigation procedures for loans secured by a borrower’s principal residence; and (c) comply with additional rules and restrictions regarding mortgage loan originator compensation and the qualification and registration or licensing of loan originators.

The CFPB and other federal agencies have also jointly finalized rules imposing credit risk retention requirements on lenders originating certain mortgage loans, which require sponsors of a securitization to retain at least 5 percent of the credit risk of assets collateralizing asset-backed securities. Residential mortgage-backed securities qualifying as “qualified residential mortgages” will be exempt from the risk retention requirements. The final rule maintains revisions to the proposed rules that cover degrees of flexibility for meeting risk retention requirements and the relationship between “qualified mortgages” and “qualified residential mortgages.” These rules and any other new regulatory requirements promulgated by the CFPB could require changes to the Company’s mortgage origination and servicing businesses, result in increased compliance costs and affect the streams of revenue of such businesses.

Over the last few years, the reverse mortgage business has been subject to substantial amendments to federal laws, regulations and administrative guidance. The U.S. Department of Housing and Urban Development (“HUD”), through the FHA, amended or clarified both origination and servicing requirements related to Home Equity Conversion Mortgages (“HECMs”) through a series of issuances during 2015 and 2014. These program changes related to advertising, restrictions on loan provisions, limitations on payment methods, new underwriting requirements, revised principal limits, revised financial assessment and property charge requirements, and the treatment of non-borrowing spouses.

Community Reinvestment Act

The CRA requires depository institutions like CIT Bank to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice by, among other things, providing credit to low-and moderate-income individuals and communities. The CRA does not establish specific lending requirements or programs for depository institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings, which are made available to the public. In order for a financial holding company to commence any new activity permitted by the BHC Act, or to acquire any company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. Furthermore, banking regulators take into account CRA ratings when considering approval of applications to acquire, merge, or consolidate with another banking institution or its holding company, to establish a new branch office that will accept deposits or to relocate an office, and such record may be the basis for denying the application. Prior to the OneWest Bank acquisition, both CIT Bank and OneWest Bank received a rating of “Satisfactory” on its most recent CRA examination by the FDIC and OCC, respectively.

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

In June 2010, the federal banking agencies issued comprehensive final guidance intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon

CIT ANNUAL REPORT 2015    17

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

Anti-Money Laundering (“AML”) and Economic Sanctions

In the U.S., the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, imposes significant obligations on financial institutions, including banks, to detect and deter money laundering and terrorist financing, including requirements to implement AML programs, verify the identity of customers that maintain accounts, file currency transaction reports, and monitor and report suspicious activity to appropriate law enforcement or regulatory authorities. Anti-money laundering laws outside the U.S. contain similar requirements to implement AML programs. The Company has implemented policies, procedures, and internal controls that are designed to comply with all applicable AML laws and regulations. The Company has also implemented policies, procedures, and internal controls that are designed to comply with the regulations and economic sanctions programs administered by the U.S. Treasury’s Office of Foreign Assets Control (“OFAC”), which administers and enforces economic and trade sanctions against targeted foreign countries and regimes, terrorists, international narcotics traffickers, those engaged in activities related to the proliferation of weapons of mass destruction, and other threats to the national security, foreign policy, or economy of the U.S., as well as sanctions based on United Nations and other international mandates.

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

Privacy Provisions and Customer and Client Information

Certain aspects of the Company’s business are subject to legal requirements concerning the use and protection of customer information, including those adopted pursuant to Gramm-Leach-Biley Act (“GLBA”) and the Fair and Accurate Credit Transactions Act of 2003 in the U.S., the E.U. Data Protection Directive, and various laws in Asia and Latin America. Federal banking regulators, as required under the GLBA, have adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to nonaffiliated third parties. The privacy provisions of the GLBA affect how consumer information is transmitted through diversified financial services companies and conveyed to outside vendors. Federal financial regulators have issued regulations under the Fair and Accurate Credit Transactions Act that have the effect of increasing the length of the waiting period, after privacy disclosures are provided to new customers, before information can be shared among different affiliated companies for the purpose of cross-selling products and services between those affiliated companies. In many foreign jurisdictions, the Company is also restricted from sharing customer or client information with third party non-affiliates.

Other Regulations

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

Item 1:  Business Overview

18    CIT ANNUAL REPORT 2015

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

The Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as well as our Proxy Statement, are available free of charge on the Company’s Internet site at http://www.cit.com as soon as reasonably practicable after such material is electronically filed or furnished with the SEC. Copies of our Corporate Governance Guidelines, the Charters of the Audit Committee, the Compensation Committee, the Nominating and Governance Committee, the Regulatory Compliance Committee, and the Risk Management Committee, and our Code of Business Conduct are available, free of charge, on our internet site at www.cit.com/investor, and printed copies are available by contacting Investor Relations, 1 CIT Drive, Livingston, NJ 07039 or by telephone at (973) 740-5000. Information contained on our website or that can be accessed through our website is not incorporated by reference into this Form 10-K, unless we have specifically incorporated it by reference.

GLOSSARY OF TERMS

Accretable Yield reflects the excess of cash flows expected to be collected (estimated fair value at acquisition date) over the recorded investment of purchase credit impaired (“PCI”) loans and investments (defined below) and is recognized in interest income using an effective yield method over the expected remaining life. The accretable yield is affected by changes in interest rate indices for variable rate PCI loans, changes in prepayment assumptions and changes in expected principal and interest payments and collateral values.

Available-for-sale (“AFS”) is a classification that pertains to debt and equity securities. We classify these securities as AFS when they are not considered trading securities, securities carried at fair value, or held-to-maturity securities. Loans and operating lease equipment that we classify in assets held for sale (“AHFS”) generally pertain to assets we no longer have the intent or ability to hold until maturity.

Average Earning Assets (“AEA”) is computed using month end balances and is the average of earning assets (defined below). We use this average for certain key profitability ratios, including return on AEA, Net Finance Revenue as a percentage of AEA and operating expenses as a percentage of AEA.

Average Finance Receivables (“AFR”) is computed using month end balances and is the average of finance receivables (defined below), which does not include amounts held for sale. We use this average to measure the rate of net charge-offs for the period.

Average Operating Leases (“AOL”) is computed using month end balances and is the average of operating lease equipment, which does not include amounts held for sale. We use this average to measure the rate of return on our operating lease portfolio for the period.

Covered Loans are loans that CIT may be reimbursed for a portion of future losses under the terms of loss sharing agreements (defined below) with the FDIC. See Indemnification Assets.

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

Earning Assets is the sum of finance receivables (defined below), operating lease equipment, financing and leasing assets held for sale, interest-bearing cash, securities purchased under agreements to resell and investments less the credit balances of factoring clients.

CIT ANNUAL REPORT 2015    19

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

Finance Receivables include loans, capital lease receivables and factoring receivables held for investment, and does not include amounts contained within AHFS. In certain instances, we use the term “Loans” synonymously, as presented on the balance sheet.

Financing and Leasing Assets (“FLA”) include finance receivables, operating lease equipment, and AHFS.

Gross Yield is calculated as finance revenue divided by AEA.

Indemnification Assets relate to asset purchases completed by OneWest Bank, in which the FDIC indemnified OneWest Bank prior to its acquisition by CIT against certain future losses in accordance with the Loss Sharing Agreements, as defined below. The indemnification assets were acquired by CIT in connection with the OneWest Transaction.

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

Lease — operating is a lease in which CIT retains ownership of the asset (operating lease equipment), collects rental payments, recognizes depreciation on the asset, and retains the risks of ownership, including obsolescence.

Loan-to-Value Ratio (“LTV”) is a calculation of a loan’s collateral coverage that is used in underwriting and assessing risk in our lending portfolio. LTV is the result of the total loan obligations secured by collateral divided by the fair value of the collateral.

Loss Sharing Agreements are agreements in which the FDIC indemnified OneWest Bank against certain future losses. See Indemnification Assets defined above. The loss sharing agreements generally require CIT to obtain FDIC approval prior to transferring or selling loans and related indemnification assets. Eligible losses are submitted to the FDIC for reimbursement when a qualifying loss event occurs (e.g., charge-off of loan balance or liquidation of collateral). Reimbursements approved by the FDIC usually are received within 60 days of submission. Receivables related to these indemnification assets are referred to as Covered Loans.

Lower of Cost or Fair Value relates to the carrying value of an asset. The cost refers to the current book balance of certain assets, such as held for sale assets, and if that balance is higher than the fair value, an impairment charge is reflected in the current period statement of income.

Measurement Period is the period of time that an acquirer has to adjust provisional amounts assigned to acquired assets or liabilities. The measurement period provides the acquirer with a reasonable time to obtain the information necessary to identify and measure various items in a business combination.

Net Efficiency Ratio is a non-GAAP measure that measures the level of operating expenses to our revenue generation. It is calculated by dividing operating expenses, excluding intangible assets amortization, goodwill impairment, and restructuring charges, by Total Net Revenue. This calculation may not be similar to other financial institutions’ ratio due to the inclusion of operating lease revenue and associated expenses, and the exclusion of the noted items.

Net Finance Revenue (“NFR”) is a non-GAAP measurement defined as Net Interest Revenue (defined below) plus rental income on operating lease equipment less depreciation and maintenance and other operating lease expenses. When divided by AEA, the product is defined as Net Finance Margin (“NFM”). These are key measures used by management in the evaluation of the financial performance of our business. While other financial institutions may use net interest margin (“NIM”), defined as interest income less interest expense, we discuss NFR, which includes net operating lease revenue (operating lease rental revenue, less depreciation expense and maintenance and other operating lease expenses), due to the significant revenue impact of operating lease equipment and the fact that a portion of interest expense reflects the funding of operating lease equipment.

Net Interest Income Sensitivity (“NII Sensitivity”) measures the impact of hypothetical changes in interest rates on NFR.

Net Interest Revenue reflects interest and fees on finance receivables and interest/dividends on investments less interest expense on deposits and borrowings.

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

Non-accrual Assets include finance receivables greater than $500,000 that are individually evaluated and determined to be impaired, as well as finance receivables less than $500,000 that are delinquent (generally for 90 days or more), unless it is both well secured and in the process of collection. Non-accrual assets also include finance receivables with revenue recognition on a cash basis because of deterioration in the financial position of the borrower.

Non-performing Assets include non-accrual assets (described above) combined with OREO and repossessed assets.

Other Income includes (1) factoring commissions, (2) gains and losses on sales of leasing equipment (3) fee revenues, including fees on lines of credit, letters of credit, capital market related

Item 1:  Business Overview

20    CIT ANNUAL REPORT 2015

fees, agent and advisory fees and servicing fees (4) gains and losses on loan and portfolio sales, (5) gains and losses on investments, (6) gains and losses on sales of other real estate owned, (7) gains and losses on derivatives and foreign currency exchange, (8) impairment on assets held for sale, and (9) other revenues. Service charges (fee income) on deposit accounts primarily represent monthly fees based on minimum balances or transaction-based fees. Loan servicing revenue includes fees collected for the servicing of loans not owned by the Company. Other income combined with rental income on operating leases is defined as Non-interest income. Non-interest income is recognized in accordance with relevant authoritative pronouncements.

Other Real Estate Owned (“OREO”) is a term applied to real estate property owned by a financial institution. OREO are considered non-performing assets.

Purchase Accounting Adjustments (“PAA”) reflect accretable and non-accretable components of the fair value adjustments to acquired assets and liabilities assumed in a business combination. Accretable adjustments reflect the accretion or amortization of the discounts and premiums and flow through the related line items on the income statement (interest income, interest expense, non-interest income and other expenses) over the weighted average life of the assets or liabilities. The accretable adjustments are recognized using an applicable methodology, such as the effective interest method, and the retrospective method specific to reverse mortgages. These primarily relate to interest adjustments on loans and leases, as well as deposits and borrowings. The PAA for the intangible assets is amortized over the respective life of the underlying intangible asset and recorded in Operating expenses. Non-accretable adjustments, for instance credit related write-downs on loans, become adjustments to the basis of the asset and flow back through the statement of income only upon the occurrence of certain events, such as, but not limited to repayment or sale.

Purchase Credit Impaired (“PCI”) Loans and PCI Investments are loans and investments that at the time of an acquisition are considered impaired under ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality). These are determined to be impaired as there was evidence of credit deterioration since origination of the loan and investment and for which it was probable that all contractually due amounts (principal and interest) would not be collected.

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

Tangible Book Value (“TBV”) excludes goodwill and intangible assets from total stockholders’ equity. We use TBV in measuring tangible book value per share.

Common Tier 1 Capital, Tier 1 Capital and Total Capital are regulatory capital as defined in the capital adequacy guidelines issued by the Federal Reserve. Common Tier 1 Capital is total stockholders’ equity reduced by goodwill and intangible assets and adjusted by elements of other comprehensive income and other items. Tier 1 Capital is Common Tier 1 Capital plus other additional Tier 1 Capital instruments included, among other things, non-cumulative preferred stock. Total Capital consists of Common Tier 1, additional Tier 1 and, among other things, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt, and allowance for loan losses up to 1.25% of risk weighted assets.

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

CIT ANNUAL REPORT 2015    21

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

Acronyms

The following is a list of acronyms we use throughout this document:

Acronym	Definition	Acronym	Definition
AFS	Available for Sale	HELOC	Home Equity Lines of Credit
AHFS	Assets Held for Sale	HFI	Held for Investment
ALLL	Allowance for Loan and Lease Losses	HTM	Held to Maturity
ALM	Asset and Liability Management	HUD	U.S. Department of Housing and Urban Development
AOCI	Accumulated Other Comprehensive Income	LCM	Legacy Consumer Mortgages
ARM	Adjustable Rate Mortgage	LCR	Liquidity Coverage Ratio
ASC	Accounting Standards Codification	LGD	Loss Given Default
ASU	Accounting Standards Update	LIHTC	Low Income Housing Tax Credit
AVA	Actuarial Valuation Allowance	LOCOM	Lower of the Cost or Market Value
BHC	Bank Holding Company	LTV	Loan-to-Value
CCAR	Comprehensive Capital Analysis and Review	MBS	Mortgage-Backed Securities
CDI	Core Deposit Intangibles	MSR	Mortgage Servicing Rights
CET 1	Common Equity Tier 1	NFR	Net Finance Revenue
CRA	Community Reinvestment Act	NII Sensitivity	Net Interest Income Sensitivity
CTA	Currency Translation Adjustment	NIM	Net Interest Margin
DCF	Discounted Cash Flows	NOLs	Net Operating Loss Carry-Forwards
DPA	Deferred Purchase Agreement	OCC	Office of the Comptroller of the Currency
DTAs	Deferred Tax Assets	OCI	Other Comprehensive Income
DTLs	Deferred Tax Liabilities	OREO	Other Real Estate Owned
ECAP	Enterprise Stress Testing and Economic Capital	OTTI	Other than Temporary Impairment
EMC	Executive Management Committee	PAA	Purchase Accounting Adjustments
ERM	Enterprise Risk Management	PB	Primary Beneficiary
EVE	Economic Value of Equity	PCI	Purchased Credit-Impaired Loans/Securities
FDIC	Federal Deposit Insurance Corporation	PD	Probability of Obligor Default
FHA	Federal Housing Administration	ROA	Return on Average Earning Assets
FHC	Financial Holding Company	ROTCE	Return on Tangible Common Stockholders’ Equity
FHLB	Federal Home Loan Bank	SBA	Small Business Administration
FLA	Financing and Leasing Assets	SEC	Securities and Exchange Commission
FNMA	Federal National Mortgage Association	SFR	Single Family Residential
FRB	Board of Governors of the Federal Reserve System	SOP	Statement of Position
FRBNY	Federal Reserve Bank of New York	TBV	Tangible Book Value
FSA	Fresh Start Accounting	TCE	Tangible Common Stockholders’ Equity
FV	Fair Value	TDR	Troubled Debt Restructuring
GAAP	Accounting Principles Generally Accepted in the U.S.	TRS	Total Return Swaps
GSEs	Government-Sponsored Enterprises	UPB	Unpaid Principal Balance
HECM	Home Equity Conversion Mortgage	VIE	Variable Interest Entity

Item 1:  Business Overview

22    CIT ANNUAL REPORT 2015

Item 1A. Risk Factors

The operation of our business, and the economic and regulatory climate in the U.S. and other regions of the world involve various elements of risk and uncertainty. You should carefully consider the risks and uncertainties described below before making a decision whether to invest in the Company. This is a discussion of the risks that we believe are material to our business and does not include all risks, material or immaterial, that may possibly affect our business. Any of the following risks, and additional risks that are presently unknown to us or that we currently deem immaterial, could have a material adverse effect on our business, financial condition, and results of operations.

Strategic Risks

If the assumptions and analyses underlying our strategy and business plan, including with respect to market conditions, capital and liquidity, business strategy, and operations are incorrect, we may be unsuccessful in executing our strategy and business plan.

A number of strategic issues affect our business, including how we allocate our capital and liquidity, our business strategy, our funding models, and the quality and efficiency of operations. We developed our strategy and business plan based upon certain assumptions, analyses, and financial forecasts, including with respect to our capital levels, funding model, credit ratings, revenue growth, earnings, interest margins, expense levels, cash flow, credit losses, liquidity and financing sources, lines of business and geographic scope, acquisitions and divestitures, equipment residual values, capital expenditures, retention of key employees, and the overall strength and stability of general economic conditions. Financial forecasts are inherently subject to many uncertainties and are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. Accordingly, our actual financial condition and results of operations may differ materially from what we have forecast. If we are unable to implement our strategic initiatives effectively, we may need to refine, supplement, or modify our business plan and strategy in significant ways. If we are unable to fully implement our business plan and strategy, it may have a material adverse effect on our business, results of operations and financial condition.

We may not be able to achieve the expected benefits from acquiring a business or assets or from disposing of a business or assets, which may have an adverse effect on our business or results of operations.

As part of our strategy and business plan, we may consider engaging in business or asset acquisitions or sales to manage our business, the products and services we offer, and our asset levels, credit exposures, or liquidity position. There are a number of risks inherent in acquisition and sale transactions, including the risk that we fail to identify or acquire key businesses or assets, that we fail to complete a pending transaction, that we fail to sell a business or assets that are considered non-strategic or high risk, that we overpay for an acquisition or receive inadequate consideration for a disposition, or that we fail to properly integrate an acquired company or to realize the anticipated benefits from the transaction. We acquired IMB HoldCo LLC and its subsidiary, OneWest Bank, N.A., in 2015 and two businesses, Nacco and Direct Capital, in 2014. We sold our equipment financing portfolio in the U.K. in January 2016; equipment financing portfolios in Mexico and Brazil in 2015; and our student lending portfolio, small business lending portfolio, and various financing portfolios in Europe, Asia, and Latin America in 2014. We are currently looking at strategic alternatives for our Commercial Aerospace business, which may be structured as a spin-off or sale, and we have transferred our financings in Canada and China into assets held for sale.

In engaging in business acquisitions, CIT may decide to pay a premium over book and market values to complete the transaction, which may result in some dilution of our tangible book value and net income per common share. If CIT uses substantial cash or other liquid assets or incurs substantial debt to acquire a business or assets, we could become more susceptible to economic downturns and competitive pressures. CIT used a combination of cash ($1.9 billion) and common stock (30.9 million shares valued at $1.5 billion) to complete the OneWest Transaction. Integrating the operations of an acquired entity can be difficult. Prior to completing the OneWest Transaction, CIT and OneWest Bank had different policies, procedures, and processes, including accounting, credit and other risk and reporting policies, and utilized different systems, which are requiring significant time, cost, and effort to integrate. As a result, CIT may not be able to fully achieve its strategic objectives and planned operating efficiencies in an acquisition. CIT may also be exposed to other risks inherent in an acquisition, including the risk of unknown or contingent liabilities, changes in our credit, liquidity, interest rate or other risk profiles, potential asset quality issues, potential disruption of our existing business and diversion of management’s time and attention, possible loss of key employees or customers of the acquired business, and the risk that certain items were not accounted for properly by the seller in accordance with financial accounting and reporting standards. If we fail to realize the expected revenue increases, cost savings, increases in geographic or product scope, and/or other projected benefits from an acquisition, or if we are unable to adequately integrate the acquired business, or experience unexpected costs, changes in our risk profile, or disruption to our business, it could have a material adverse effect on our business, financial condition, and results of operations.

CIT must generally receive regulatory approval before it can acquire a bank or BHC or for any acquisition in which the assets acquired exceeds $10 billion. We cannot be certain when or if, or on what terms and conditions, any required regulatory approval may be granted. We may be required to sell assets or business units as a condition to receiving regulatory approval. If CIT fails to close a pending transaction for any reason, including failure to obtain either regulatory approvals or shareholder approval, CIT may be exposed to potential disruption of our business, diversion of management’s time and attention, risk from a failure to diversify our business and products, and increased expenses without a commensurate increase in revenues.

As a result of economic cycles and other factors, the value of certain asset classes may fluctuate and decline below their historic

CIT ANNUAL REPORT 2015    23

cost. If CIT is holding such businesses or asset classes, we may not recover our carrying value if we sell such businesses or assets or we may end up with a higher risk exposure to specific customers, industries, asset classes, or geographic regions than we have targeted. In addition, potential purchasers may be unwilling to pay an amount equal to the face value of a loan or lease if the purchaser is concerned about the quality of our credit underwriting. Potential purchasers may also be unwilling to pay adequate consideration for a business or assets depending on the nature of any financial, legal, or tax structures of the business, the regulatory or geographic exposure of the business, the projected growth rate of the business, or the size or nature of its outstanding commitments. These transactions, if completed, may reduce the size of our business and we may not be able to replace the lending and leasing activity associated with these businesses. As a result, future disposition of assets could have a material adverse effect on our business, financial condition and results of operations.

We may incur losses on loans, securities and other acquired assets of OneWest Bank that are materially greater than reflected in our fair value adjustments.

We accounted for the OneWest Transaction under the purchase method of accounting, recording the acquired assets and liabilities of OneWest Bank at fair value. All PCI loans acquired in the OneWest Transaction were recorded at fair value based on the present value of their expected cash flows. We estimated cash flows using internal credit, interest rate and prepayment risk models using assumptions about matters that are inherently uncertain. We may not realize the estimated cash flows or fair value of these loans. In addition, although the difference between the pre-acquisition carrying value of the credit-impaired loans and their expected cash flows — the “non-accretable difference” — is available to absorb future charge-offs, we may be required to increase our allowance for credit losses and related provision expense because of subsequent additional deterioration in these loans.

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

We compete on the basis of pricing (including the interest rates charged on loans or paid on deposits and the pricing for equipment leases), product terms and structure, the range of products and services offered, and the quality of customer service (including convenience and responsiveness to customer needs and concerns). The ability to access and use technology in the delivery of products and services to our customers is an increasingly important competitive factor in the financial services industry, and it is a critically important component to customer satisfaction.

If we are unable to address the competitive pressures that we face, we could lose market share. On the other hand, if we meet those competitive pressures, it is possible that we could incur significant additional expense, experience lower returns due to compressed net finance revenue, and/or incur increased losses due to less rigorous risk standards.

Capital and Liquidity Risks

If we fail to maintain sufficient capital or adequate liquidity to meet regulatory capital guidelines, there could be a material adverse effect on our business, results of operations, and financial condition.

New and evolving capital and liquidity standards will have a significant effect on banks and BHCs. The Basel III Final Rule issued by the federal banking agencies requires BHCs and insured depository institutions to maintain more and higher quality capital than in the past. In addition, the federal banking agencies created a standardized minimum liquidity requirement for large and internationally active banking organizations, referred to as the “liquidity coverage ratio”, or “LCR”. The U.S. bank regulatory agencies are also expected to issue a rule implementing the net stable funding ratio, or “NSFR”, called for by the Basel III Final Framework. If we incur future losses that reduce our capital levels or affect our liquidity, we may fail to maintain our regulatory capital or our liquidity above regulatory minimums and at economically satisfactory levels. The new capital standards could require CIT to maintain more and higher quality capital than previously expected and could limit our business activities (including lending) and our ability to expand organically or through acquisitions, to diversify our capital structure, or to pay dividends or otherwise return capital to shareholders. The new liquidity standards could also require CIT to hold higher levels of short-term investments, thereby reducing our ability to invest in longer-term or less liquid assets. If we fail to maintain the appropriate capital levels or adequate liquidity, we could become subject to a variety of formal or informal enforcement actions, which may include restrictions on our business activities, including limiting lending and leasing activities, limiting the expansion of our business, either organically or through acquisitions, requiring the raising of additional capital, which may be dilutive to shareholders, or requiring prior regulatory approval before taking certain actions, such as payment of dividends or otherwise returning capital to shareholders. If we are unable to meet any of these capital or liquidity standards, it may have a material adverse effect on our business, results of operations and financial condition.

If we fail to maintain adequate liquidity or to generate sufficient cash flow to satisfy our obligations as they come due, whether due to a downgrade in our credit ratings or for any other reasons, it could materially adversely affect our future business operations.

CIT’s liquidity is essential for the operation of our business. Our liquidity, and our ability to issue debt in the capital markets or fund our activities through bank deposits, could be affected by a number of factors, including market conditions, our capital structure and capital levels, our credit ratings, and the performance of our business. An adverse change in any of those factors, and particularly a downgrade in our credit ratings, could negatively affect CIT’s liquidity and competitive position, increase our funding costs, or limit our access to the capital markets or deposit markets. Further, an adverse change in the performance of our business could have a negative impact on our operating cash flow. CIT’s credit ratings are subject to ongoing review by the

Item 1A.   Risk Factors

24    CIT ANNUAL REPORT 2015

rating agencies, which consider a number of factors, including CIT’s own financial strength, performance, prospects, and operations, as well as factors not within our control, including conditions affecting the financial services industry generally. There can be no assurance that we will maintain or increase our current ratings, which currently are not investment grade at the holding company level. If we experience a substantial, unexpected, or prolonged change in the level or cost of liquidity, or fail to generate sufficient cash flow to satisfy our obligations, it could materially adversely affect our business, financial condition, or results of operations.

Our business may be adversely affected if we fail to successfully expand our sources of deposits at CIT Bank.

CIT Bank currently has a branch network with 70 branches, which offer a variety of deposit products. However, CIT also must rely on its online bank, brokered deposits, and certain deposit sweep accounts to raise additional deposits. Our ability to raise deposits and offer competitive interest rates on deposits is dependent on CIT Bank’s capital levels. Federal banking law generally prohibits a bank from accepting, renewing or rolling over brokered deposits, unless the bank is well-capitalized or it is adequately capitalized and obtains a waiver from the FDIC. There are also restrictions on interest rates that may be paid by banks that are less than well capitalized, under which such a bank generally may not pay an interest rate on any deposit of more than 75 basis points over the national rate published by the FDIC, unless the FDIC determines that the bank is operating in a high-rate area. Continued expansion of CIT Bank’s retail online banking platform to diversify the types of deposits that it accepts may require significant time, effort, and expense to implement. We are likely to face significant competition for deposits from larger BHCs who are similarly seeking larger and more stable pools of funding. If CIT Bank fails to expand and diversify its deposit-taking capability, it could have an adverse effect on our business, results of operations, and financial condition.

We may be restricted from paying dividends or repurchasing our common stock.

CIT is a legal entity separate and distinct from its subsidiaries, including CIT Bank, and relies on dividends from its subsidiaries for a significant portion of its cash flow. Federal banking laws and regulations limit the amount of dividends that CIT Bank can pay. BHCs with assets in excess of $50 billion must develop and submit to the FRB for review an annual capital plan detailing their plans for the payment of dividends on their common or preferred stock or the repurchase of common stock. If our capital plan were not approved or if we do not satisfy applicable capital requirements, our ability to undertake capital actions may be restricted. We cannot determine whether the FRBNY will object to future capital returns.

Regulatory and Legal Risks

We could be adversely affected by the additional enhanced prudential supervision requirements applicable to large banking organizations due to the acquisition of IMB Holdco LLC and OneWest Bank.

When we acquired IMB Holdco LLC and its subsidiary, OneWest Bank we exceeded the $50 billion threshold and became subject to the FRB’s enhanced prudential standards applicable to BHC’s with an average of $50 billion or more of assets for the prior four quarters. There are a number of regulations that are now applicable to us that are not applicable to smaller banking organizations, including but not limited to enhanced rules on capital plans and stress testing, enhanced governance standards, liquidity stress testing and enhanced reporting requirements, and a requirement to develop a resolution plan. Each of these rules will require CIT to dedicate significant time, effort, and expense to comply with the enhanced standards and requirements. If we fail to develop at a reasonable cost the systems and processes necessary to comply with the enhanced standards and requirements imposed by these rules, it could have a material adverse effect on our business, financial condition, or results of operations.

Our business is subject to significant government regulation and supervision and we could be adversely affected by banking or other regulations, including new regulations or changes in existing regulations or the application thereof.

The financial services industry, in general, is heavily regulated. We are subject to the comprehensive, consolidated supervision of the FRB, including risk-based and leverage capital requirements and information reporting requirements. In addition, CIT Bank is subject to supervision by the OCC, including risk-based capital requirements and information reporting requirements. This regulatory oversight is established to protect depositors, federal deposit insurance funds and the banking system as a whole, and is not intended to protect debt and equity security holders. If we fail to satisfy regulatory requirements applicable to bank holding companies that have elected to be treated as financial holding companies, our financial condition and results of operations could be adversely affected, and we may be restricted in our ability to undertake certain capital actions (such as declaring dividends or repurchasing outstanding shares) or engage in certain activities or acquisitions. In addition, our banking regulators have significant discretion in the examination and enforcement of applicable banking statutes and regulations, and may restrict our ability to engage in certain activities or acquisitions, or may require us to maintain more capital.

Proposals for legislation to further regulate, restrict, and tax certain financial services activities are continually being introduced in the United States Congress and in state legislatures. The Dodd-Frank Act, which was adopted in 2010, constitutes the most wide-ranging overhaul of financial services regulation in decades, including provisions affecting, among other things, (i) corporate governance and executive compensation of companies whose securities are registered with the SEC, (ii) FDIC insurance assessments based on asset levels rather than deposits, (iii) minimum capital levels for BHCs, (iv) derivatives activities, proprietary trading, and private investment funds offered by financial institutions, and (v) the regulation of large financial institutions. In addition, the Dodd-Frank Act established additional regulatory bodies, including the FSOC, which is charged with identifying systemic risks, promoting stronger financial regulation, and identifying those non-bank companies that are “systemically important”, and the CFPB, which has broad authority to establish a federal regulatory framework for consumer financial protection. The agencies regulating the financial services industry periodically adopt changes to their regulations and are still finalizing regulations to implement various provisions of the Dodd-Frank Act. In recent

CIT ANNUAL REPORT 2015    25

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

Our Aerospace, Rail, Maritime, and other equipment financing operations are subject to various laws, rules, and regulations administered by authorities in jurisdictions where we do business. In the U.S., our equipment leasing operations, including for aircraft, railcars, ships, and other equipment, are subject to rules and regulations relating to safety, operations, maintenance, and mechanical standards promulgated by various federal and state agencies and industry organizations, including the U.S. Department of Transportation, the Federal Aviation Administration, the Federal Railroad Administration, the Association of American Railroads, the Maritime Administration, the U.S. Coast Guard, and the U.S. Environmental Protection Agency. In 2015, the U.S. Pipeline and Hazardous Materials Safety Administration (“PHMSA”) and Transport Canada (“TC”) each released final rules establishing enhanced design and performance criteria for tank cars loaded with a flammable liquid and requiring retrofitting of existing tank cars to meet the enhanced standards within a specified time frame. In addition, the U.S. Congress enacted the Fixing America’s Surface Transportation Act (“FAST Act”), which, among other things, expanded the scope of tank cars classified as carrying flammable liquids, added additional design and performance criteria for tank cars in flammable service, and required additional studies of certain criteria established by PHMSA and TC. In addition, state agencies regulate some aspects of rail and maritime operations with respect to health and safety matters not otherwise preempted by federal law. Our business operations and our equipment leasing portfolios may be adversely impacted by rules and regulations promulgated by governmental and industry agencies, which could require substantial modification, maintenance, or refurbishment of our aircraft, railcars, ships, or other equipment, or potentially make such equipment inoperable or obsolete. Violations of these rules and regulations can result in substantial fines and penalties, including potential limitations on operations or forfeitures of assets.

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

It is difficult to predict whether changes to the U.S. tax laws and regulations will occur within the next few years. Governments’ need for additional revenue makes it likely that there will be continued proposals to change tax rules in ways that could increase our effective tax rate. In addition, such changes could include a widening of the corporate tax base by including earnings from international operations. Such changes to the tax laws could have a material impact on our income tax expense and deferred tax balances.

Conversely, should the tax laws be amended to reduce our effective tax rate, the value of our remaining deferred tax asset would decline resulting in a charge to our net income during the period in which the amendment is enacted. In addition, the value assigned to our deferred tax assets is dependent upon our ability to generate future taxable income. If we are not able to do so at the rates currently projected, we may need to increase our valuation allowance for deferred tax assets with a corresponding charge recorded to net income.

These changes could affect our regulatory capital ratios as calculated in accordance with the Basel III Final Rule. The exact impact is dependent upon the effects an amendment has on our net deferred tax assets arising from net operating loss and tax credit carry-forwards, versus our net deferred tax assets related to temporary timing differences, as the former is a deduction from capital (the numerator to the ratios), while the latter is included in risk-weighted assets (the denominator). See “Regulation — Banking Supervision and Regulation — Capital Requirements” section of Item 1. Business Overview for further discussion regarding the impact of deferred tax assets on regulatory capital.

Item 1A.   Risk Factors

26    CIT ANNUAL REPORT 2015

Our investments in certain tax-advantaged projects may not generate returns as anticipated and may have an adverse impact on our financial results.

We invest in certain tax-advantaged projects promoting affordable housing, community development and renewable energy resources. Our investments in these projects are designed to generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, over specified time periods. We are subject to the risk that previously recorded tax credits, which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level, will fail to meet certain government compliance requirements and will not be able to be realized. The risk of not being able to realize the tax credits and other tax benefits depends on many factors outside of our control, including changes in the applicable tax code and the ability of the projects to be completed. If we are unable to realize these tax credits and other tax benefits, it may have a material adverse effect on our financial results.

We previously originated and securitized and currently service reverse mortgages, which subjects us to additional risks and could have a material adverse effect on our business, liquidity, financial condition, and results of operations.

We previously originated and securitized and currently service reverse mortgages. The reverse mortgage business is subject to substantial risks, including market, credit, interest rate, liquidity, operational, reputational and legal risks. A reverse mortgage is a loan available to seniors aged 62 or older that allows homeowners to borrow money against the value of their home. We depend on our ability to securitize reverse mortgages, subsequent draws, mortgage insurance premiums and servicing fees, and would be adversely affected if our ability to access the securitization market were to be limited. Defaults on reverse mortgages leading to foreclosures may occur if borrowers fail to meet maintenance obligations, such as payment of taxes or home insurance premiums, or fail to meet requirements to occupy the premises. An increase in foreclosure rates may increase our cost of servicing. We may become subject to negative publicity if defaults on reverse mortgages lead to foreclosures or evictions of senior homeowners.

As a reverse mortgage servicer, we are responsible for funding any payments due to borrowers in a timely manner, remitting to credit owners interest accrued, paying for interest shortfalls, and funding advances such as taxes and home insurance premiums. During any period in which a borrower is not making required real estate tax and property insurance premium payments, we may be required under servicing agreements to advance our own funds to pay property taxes, insurance premiums, legal expenses and other protective advances. We also may be required to advance funds to maintain, repair and market real estate properties. In certain situations, our contractual obligations may require us to make certain advances for which we may not be reimbursed. In addition, if a mortgage loan serviced by us defaults or becomes delinquent, the repayment to us of the advance may be delayed until the mortgage loan is repaid or refinanced or liquidation occurs. A delay in collecting advances may adversely affect our liquidity, and a failure to be reimbursed for advances could adversely affect our business, financial condition or results of operations. Advances are typically recovered upon weekly or monthly reimbursement or from securitization in the market. We could receive requests for advances in excess of amounts we are able to fund, which could materially and adversely affect our liquidity. All of the above factors could have a material adverse effect on our business, liquidity, financial condition and results of operations.

Material changes to the laws, regulations, rules or practices applicable to reverse mortgage programs operated by the FHA, HUD or the government-sponsored enterprises, or a loss of our approved status under such programs, could adversely affect our reverse mortgage division.

The mortgage industry, including both forward mortgages and reverse mortgages, is largely dependent upon the FHA, HUD and government-sponsored enterprises, like the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). There can be no guarantee that any or all of these entities will continue to participate in the mortgage industry, including forward mortgages and reverse mortgages, or that they will not make material changes to the laws, regulations, rules or practices applicable to the mortgage industry. For example, the FHA has issued regulations since January 1, 2013 governing its reverse mortgage program that impact initial mortgage insurance premiums and principal limit factors, impose restrictions on the amount of funds that senior borrowers may draw down at closing and during the first 12 months after closing, and will require a financial assessment for all borrowers to ensure that they have the capacity and willingness to meet their financial obligations and the terms of the reverse mortgage. In addition, the changes require borrowers to set aside a portion of the loan proceeds they receive at closing (or withhold a portion of monthly loan disbursements) for the payment of property taxes and homeowners insurance based on the results of the financial assessment. Similarly, the CFPB has issued new rules for mortgage origination and mortgage servicing. Both the origination and servicing rules create new private rights of action for consumers against lenders and servicers in the event of certain violations.

Additionally, two GSEs (Fannie Mae and Freddie Mac) are currently in conservatorship, with their primary regulator acting as a conservator. We cannot predict when or if the conservatorships will end or whether, as a result of legislative or regulatory action, there will be any associated changes to the structure of these GSEs or the housing finance industry more generally, including, but not limited to, changes to the structure of these GSEs or the housing finance industry more generally, including, but not limited to, changes to the relationship among these GSEs, the government and the private markets. The effects of any such reform on our business and financial results are uncertain.

Any material changes to the laws, regulations, rules or practices applicable to our residential mortgage business could have a material adverse effect on our overall business and our financial position, results of operations and cash flows.

CIT ANNUAL REPORT 2015    27

If we are determined to be liable with respect to interest curtailment obligations or “compensatory fees” on both forward mortgages and reverse mortgages arising out of servicing errors, and we are required to record incremental charges for such amounts, there may be an adverse impact on our results of operations or financial condition.

We have originated and securitized, as well as acquired through multiple portfolio purchases, both forward mortgages and reverse mortgages for which we have retained the servicing rights. Certain of these mortgage loans are insured and guaranteed by the FHA, which is administered by HUD. FHA regulations provide that servicers must meet a series of event-specific timeframes during the default, foreclosure, conveyance, and mortgage insurance claim cycles. Failure to timely meet any processing deadline may stop the accrual of debenture interest otherwise payable in satisfaction of a claim under the FHA mortgage insurance contract and the servicer may be responsible to HUD for debenture interest that is not self-curtailed or for making the credit owner whole for any interest curtailed by HUD due to not meeting the required event-specific timeframes. The penalty HUD applies for failure to meet the foreclosure timeline is curtailment of interest from the date of failure (e.g. the date to take the first legal action in the foreclosure process is missed) to the claims settlement date, which might be months or years after the missed deadline.

As a servicer of forward residential mortgage loans and reverse mortgage loans owned by the GSEs, the servicing guides provide that servicers may become liable for so-called “compensatory fees” for certain delays in completing the foreclosure process with respect to defaulted loans. The compensatory fee formula represents the pass-through interest rate multiplied by the unpaid principal balance multiplied by the number of days of purported servicer delay (i.e. beyond the allowable time frame established by the GSEs) which might be months or years depending on the state and jurisdiction. If we are required to record incremental charges for interest curtailment obligations or for compensatory fees, there may be a material adverse effect on our results of operations or financial condition.

Credit and Market Risks

We could be adversely affected by the actions and commercial soundness of other financial institutions.

CIT’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. CIT has exposure to many different industries and counterparties, and it routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual funds, private equity funds, and hedge funds, and other institutional clients. Defaults by, or even rumors or questions about, one or more financial institutions, or the financial services industry generally, could affect market liquidity and could lead to losses or defaults by us or by other institutions. Many of these transactions could expose CIT to credit risk in the event of default by its counterparty or client. In addition, CIT’s credit risk may be impacted if the collateral held by it cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due to CIT. There is no assurance that any such losses would not adversely affect, possibly materially, CIT.

Our Commercial Aerospace business is concentrated by industry and our retail banking business is concentrated geographically, and any downturn in the aerospace industry or in the geographic area of our retail banking business may have a material adverse effect on our business.

Most of our business is diversified by customer, industry, and geography. However, although our Commercial Aerospace business is diversified by customer and geography, it is concentrated in one industry and represents over 20% of our financing and leasing assets. If there is a significant downturn in commercial air travel, it could have a material adverse effect on our business and results of operations.

Our retail banking business is primarily concentrated within our retail branch network, which is located in Southern California. Although our other businesses are national in scope, these other businesses also have a presence within the Southern California geographic market. Adverse conditions in the Southern California geographic market, such as inflation, unemployment, recession, natural disasters, or other factors beyond our control, could impact the ability of borrowers in Southern California to repay their loans, decrease the value of the collateral securing loans in Southern California, or affect the ability of our customers in Southern California to continue conducting business with us, any of which could have a material adverse effect on our business and results of operations.

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

Our allowance for loan losses may not keep pace with changes in the credit-worthiness of our customers or in collateral values. If the credit quality of our customer base declines, if the risk profile of a market, industry, or group of customers changes significantly, if we are unable to collect the full amount on accounts receivable taken as collateral, or if the value of equipment, real estate, or other collateral deteriorates significantly, our allowance for loan losses may prove inadequate, which could have a material adverse effect on our business, results of operations, and financial condition.

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

Item 1A.   Risk Factors

28    CIT ANNUAL REPORT 2015

We may not be able to realize our entire investment in the equipment we lease to our customers.

Our financing and leasing assets include a significant portion of leased equipment, including but not limited to aircraft, railcars and locomotives, technology and office equipment, and medical equipment. The realization of equipment values (residual values) during the life and at the end of the term of a lease is an important element in the profitability of our leasing business. At the inception of each lease, we record a residual value for the leased equipment based on our estimate of the future value of the equipment at the end of the lease term or end of the equipment’s estimated useful life.

If the market value of leased equipment decreases at a rate greater than we projected, whether due to rapid technological or economic obsolescence, unusual wear and tear on the equipment, excessive use of the equipment, recession or other adverse economic conditions, including a significant decrease in the shipment of oil, coal, or other commodities or goods due to changing market conditions, or other factors, it could adversely affect the current values or the residual values of such equipment.

Further, certain equipment residual values, including commercial aerospace residuals, are dependent on the manufacturers’ or vendors’ warranties, reputation, and other factors, including market liquidity. Residual values for certain equipment, including aerospace, rail, and medical equipment, may also be affected by changes in laws or regulations that mandate design changes or additional safety features. For example, new regulations issued by the PHMSA in the U.S. and TC in Canada in 2015, and supplemented by the FAST Act in the U.S., will require us to retrofit a significant portion of our tank cars over the next several years in order to continue leasing those tank cars for the transport of crude oil. In addition, we may not realize the full market value of equipment if we are required to sell it to meet liquidity needs or for other reasons outside of the ordinary course of business. Consequently, there can be no assurance that we will realize our estimated residual values for equipment.

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

Furthermore, our international operations could expose us to trade and economic sanctions or other restrictions imposed by the United States or other governments or organizations. The U.S. Department of Justice (“DOJ”) and other federal agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of trade sanction laws, the Foreign Corrupt Practices Act (“FCPA”) and other federal statutes. Under trade sanction laws, the government may seek to impose modifications to business practices, including cessation of business activities with sanctioned parties or in sanctioned countries, and modifications to compliance programs, which may increase compliance costs, and may subject us to fines, penalties and other sanctions. If any of the risks described above materialize, it could adversely impact our operating results and financial condition.

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

We rely on borrowed money from deposits, secured debt, and unsecured debt to fund our business. We derive the bulk of our income from net finance revenue, which is the difference between interest and rental income on our financing and leasing assets and interest expense on deposits and other borrowings, depreciation on our operating lease equipment and maintenance and other operating lease expenses. Prevailing economic conditions, the trade, fiscal, and monetary policies of the federal government and the policies of various regulatory agencies all affect market rates of interest and the availability and cost of credit, which in turn significantly affects our net finance revenue. Volatility in interest rates can also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as federal government and corporate

CIT ANNUAL REPORT 2015    29

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

Changes in interest rates can reduce the value of our mortgage servicing rights and mortgages held for sale, and can make our mortgage banking revenue volatile from quarter to quarter, which can reduce our earnings.

We have a portfolio of mortgage servicing rights (“MSRs”), which is the right to service a mortgage loan — collect principal, interest and escrow amounts — for a fee, which we retained after selling or securitizing mortgage loans that we originated or purchased. We initially carry our MSRs at fair value, measured by the present value of the estimated future net servicing income, which includes assumptions about the likelihood of prepayment by borrowers. Changes in interest rates can affect the prepayment assumptions and thus fair value. As interest rates fall, borrowers are usually more likely to prepay their mortgages by refinancing at a lower rate. As the likelihood of prepayment increases, the fair value of MSRs can decrease. Each quarter we evaluate the fair value of our MSRs, and decreases in fair value below amortized cost will reduce earnings in the period in which the decrease occurs. Even if interest rates fall or remain low, mortgage originations may also fall or increase only modestly due to economic conditions or a weak or deteriorating housing market, which may not be enough to offset the decrease in the MSRs’ value caused by lower rates.

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

Aside from a general economic downturn, a downturn in certain industries may result in reduced demand for products that we finance in that industry or negatively impact collection and asset recovery efforts. Decreased demand for the products of various manufacturing customers due to recession may adversely affect their ability to repay their loans and leases with us. Similarly, a decrease in the level of airline passenger traffic or a decline in railroad shipping volumes may adversely affect our aerospace and rail businesses, the value of our aircraft and rail assets, and the ability of our lessees to make lease payments. Further, a decrease in prices or reduced demand for certain raw materials or bulk products, such as oil, coal, or steel, may result in a significant decrease in gross revenues and profits of our borrowers and lessees or a decrease in demand for certain types of equipment for the production, processing and transport of such raw materials or bulk products, including certain specialized railcars, which may adversely affect the ability of our customers to make payments on their loans and leases and the value of our rail assets and other leased equipment.

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

Operational Risks

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

Item 1A.   Risk Factors

30    CIT ANNUAL REPORT 2015

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

Changes in accounting standards or interpretations could materially impact our reported earnings and financial condition.

The Financial Accounting Standards Board, the SEC and other regulatory agencies periodically change the financial accounting and reporting standards that govern the preparation of CIT’s consolidated financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, potentially resulting in changes to previously reported financial results, or a cumulative charge to retained earnings.

If the models that we use in our business are poorly designed, our business or results of operations may be adversely affected.

We rely on quantitative models to measure risks and to estimate certain financial values. Models may be used in such processes as determining the pricing of various products, grading loans and extending credit, measuring interest rate and other market risks, predicting losses, assessing capital adequacy, and calculating regulatory capital levels, as well as to estimate the value of financial instruments and balance sheet items. Poorly designed or implemented models present the risk that our business decisions based on information incorporating models will be adversely affected due to the inadequacy of that information. Also, information we provide to the public or to our regulators based on poorly designed or implemented models could be inaccurate or misleading. Some of the decisions that our regulators make, including those related to capital distributions to our shareholders, could be affected adversely if their perception is that the quality of the models used to generate the relevant information is insufficient.

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

We and our subsidiaries are party to various financing arrangements, commercial contracts and other arrangements, such as securitization transactions, derivatives transactions, funding facilities, and agreements to purchase or sell loans, leases or other assets, that give, or in some cases may give, the counterparty the ability to exercise rights and remedies upon the occurrence of certain events. Such events may include a material adverse effect or material adverse change (or similar event), a breach of representations or warranties, a failure to disclose material information, a breach of covenants, certain insolvency events, a default under certain specified other obligations, or a failure to comply with certain financial covenants. The counterparty could have the ability, depending on the arrangement, to, among other things, require early repayment of amounts owed by us or our subsidiaries and in some cases payment of penalty amounts, or require the repurchase of assets previously sold to the counterparty. Additionally, a default under financing arrangements or derivatives transactions that exceed a certain size threshold in the aggregate may also cause a cross-default under instruments governing our other financing arrangements or derivatives transactions. If the ability of any counterparty to exercise such rights and remedies is triggered and we are unsuccessful in avoiding or minimizing the adverse consequences discussed above, such consequences could have a material adverse effect on our business, results of operations, and financial condition.

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

CIT ANNUAL REPORT 2015    31

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

Information security risks for large financial institutions such as CIT have generally increased in recent years, in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties, some of which may be linked to terrorist organizations or hostile foreign governments. Our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. Our businesses rely on our digital technologies, computer and email systems, software, and networks to conduct their operations. Our technologies, systems, networks, and our customers’ devices may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of CIT’s or our customers’ confidential, proprietary and other information, including personally identifiable information of our customers and employees, or otherwise disrupt CIT’s or its customers’ or other third parties’ business operations.

In recent years, there have been several well-publicized attacks on retailers and financial services companies in which the perpetrators gained unauthorized access to confidential information and customer data, often through the introduction of computer viruses or malware, cyber attacks, phishing, or other means. There have also been a series of apparently related denial of service attacks on large financial services companies. In a denial of service attack, hackers flood commercial websites with extraordinarily high volumes of traffic, with the goal of disrupting the ability of commercial enterprises to process transactions and possibly making their websites unavailable to customers for

Item 1A.   Risk Factors

32    CIT ANNUAL REPORT 2015

extended periods of time. We recently experienced denial of service attacks that targeted a third party service provider that provides software and customer services with respect to our online deposit taking activities, which resulted in temporary disruptions in customers’ ability to perform online banking transactions, although no customer data was lost or compromised. Even if not directed at CIT specifically, attacks on other entities with whom we do business or on whom we otherwise rely or attacks on financial or other institutions important to the overall functioning of the financial system could adversely affect, directly or indirectly, aspects of our business.

Since January 1, 2013, we have not experienced any material information security breaches involving either proprietary or customer information. However, if we experience cyber attacks or other information security breaches in the future, either the Company or its customers may suffer material losses. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the prominent size and scale of CIT and its role in the financial services industry, our plans to continue to implement our online banking channel strategies and develop additional remote connectivity solutions to serve our customers when and how they want to be served, our expanded geographic footprint and international presence, the outsourcing of some of our business operations, and the continued uncertain global economic environment. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

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

Item 2. Properties

CIT primarily operates in North America, with additional locations in Europe, and Asia. CIT occupies approximately 2.2 million square feet of space, which includes office space and branch network, the majority of which is leased.

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

Item 4. Mine Safety Disclosures

Not applicable.

CIT ANNUAL REPORT 2015    33

PART TWO

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information — CIT’s common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “CIT.”

The following tables set forth the high and low reported closing prices for CIT’s common stock.

	2015		2014
Common Stock	High	Low	High	Low
First Quarter	$47.83	$43.74	$52.15	$45.46
Second Quarter	$48.07	$44.62	$49.89	$41.52
Third Quarter	$48.51	$39.61	$49.73	$43.50
Fourth Quarter	$46.14	$39.70	$49.45	$44.15

Holders of Common Stock — As of February 16, 2016, there were 48,184 beneficial holders of common stock.

Dividends — We declared the following dividends in 2015 and 2014:

	Per Share Dividend
Declaration Date	2015	2014
January	$0.15	$0.10
April	$0.15	$0.10
July	$0.15	$0.15
October	$0.15	$0.15

On January 20, 2016, the Board of Directors declared a quarterly cash dividend of $0.15 per share payable on February 26, 2016 to shareholders of record on February 12, 2016.

Shareholder Return — The following graph shows the annual cumulative total shareholder return for common stock during the period from December 31, 2010 to December 31, 2015. The chart also shows the cumulative returns of the S&P 500 Index and S&P Banks Index for the same period. The comparison assumes $100 was invested on December 31, 2010. Each of the indices shown assumes that all dividends paid were reinvested.

CIT STOCK PERFORMANCE DATA

Item 5:  Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

34    CIT ANNUAL REPORT 2015

Securities Authorized for Issuance Under Equity Compensation Plans — Our equity compensation plans in effect following the Effective Date were approved by the Bankruptcy Court and do not require shareholder approval. Equity awards associated with these plans are presented in the following table.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plan approved by the Court	59,095	$31.23	2,781,161*

*	Excludes the number of securities to be issued upon exercise of outstanding options and 3,423,923 shares underlying outstanding awards granted to employees and/or directors that are unvested and/or unsettled.

During 2015, we had no equity compensation plans that were not approved by the Court or by shareholders. For further information on our equity compensation plans, including the weighted average exercise price, see Item 8. Financial Statements and Supplementary Data, Note 20 — Retirement, Postretirement and Other Benefit Plans.

Issuer Purchases of Equity Securities — In April 2015, the Board authorized a $200 million share repurchase program. In January and April 2014, the Board of Directors approved the repurchase of up to $307 million and $300 million, respectively, of common stock through December 31, 2014. On July 22, 2014, the Board of Directors approved an additional repurchase of up to $500 million of common stock through June 30, 2015. All of these approved purchases were completed. Management determined the timing and amount of shares repurchased under the share repurchase authorizations based on market conditions and other considerations. The repurchases were effected via open market purchases and through plans designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The repurchased common stock is held as treasury shares and may be used for the issuance of shares under CIT’s employee stock plans.

The following table provides information related to purchases by the Company of its common shares:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Total Dollar Amount Purchased Under the Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
				(dollars in millions)	(dollars in millions)
First Quarter Purchases		$45.43	7,298,793	$331.6
Second Quarter Purchases		$45.87	1,329,152	$61.0
Third Quarter Purchases		$46.28	3,003,893	$139.0
Fourth Quarter Purchases
October 1–31, 2015	–	$–	–	$–
November 1–30, 2015	–	$–	–	$–
December 1–31, 2015	–	$–	–	$–
	–	$–	–	$–
Year to date December 31, 2015			11,631,838	$531.6	$–

Unregistered Sales of Equity Securities — There were no sales of common stock during 2013 and 2014. During the 2015 third quarter, the Company issued 30.9 million shares of unregistered common stock held in treasury, mostly repurchased through share buyback plans, as a component of the purchase price paid for the acquisition of OneWest Bank. In addition, there were issuances of common stock under equity compensation plans and an employee stock purchase plan, both of which are subject to registration statements.

CIT ANNUAL REPORT 2015    35

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

Select Data (dollars in millions)

	At or for the Years Ended December 31,
	2015	2014	2013	2012	2011
Select Statement of Income Data
Net interest revenue	$409.4	$140.3	$194.3	$(1,271.7)	$(532.3)
Provision for credit losses	(160.5)	(100.1)	(64.9)	(51.4)	(269.7)
Total non-interest income	2,372.0	2,398.4	2,278.7	2,515.5	2,739.8
Total non-interest expenses	(2,042.4)	(1,757.8)	(1,673.9)	(1,607.8)	(1,691.9)
Income (loss) from continuing operations	1,067.0	1,077.5	644.4	(535.8)	83.9
Net income (loss)	1,056.6	1,130.0	675.7	(592.3)	14.8
Per Common Share Data
Diluted income (loss) per common share - continuing operations	$5.72	$5.69	$3.19	$(2.67)	$0.42
Diluted income (loss) per common share	$5.67	$5.96	$3.35	$(2.95)	$0.07
Book value per common share	$54.61	$50.13	$44.78	$41.49	$44.27
Tangible book value per common share	$47.77	$46.83	$42.98	$39.61	$42.23
Dividends declared per common share	$0.60	$0.50	$0.10	$–	$–
Dividend payout ratio	10.6%	8.4%	3.0%	–	–
Performance Ratios
Pre-tax return from continuing operations on average common stockholders’ equity	6.0%	7.7%	8.5%	(4.9)%	2.7%
Return on average common stockholders’ equity	10.9%	12.8%	7.8%	(7.0)%	0.2%
Net finance revenue as a percentage of average earning assets	3.47%	3.49%	3.69%	(0.07)%	1.58%
Return from continuing operations on average earnings assets	1.19%	1.67%	1.95%	(1.17)%	0.70%
Return on average continuing operations total assets	1.93%	2.37%	1.56%	(1.38)%	0.21%
Balance Sheet Data
Loans including receivables pledged	$31,671.7	$19,495.0	$18,629.2	$17,153.1	$15,225.8
Allowance for loan losses	(360.2)	(346.4)	(356.1)	(379.3)	(407.8)
Operating lease equipment, net	16,617.0	14,930.4	13,035.4	12,411.7	12,006.4
Goodwill	1,198.3	571.3	334.6	345.9	345.9
Total cash and deposits	8,301.5	7,119.7	6,044.7	6,709.6	7,327.1
Investment securities	2,953.8	1,550.3	2,630.7	1,065.5	1,257.8
Assets of discontinued operation	500.5	–	3,821.4	4,202.6	7,021.8
Total assets	67,498.8	47,880.0	47,139.0	44,012.0	45,263.4
Deposits	32,782.2	15,849.8	12,526.5	9,684.5	6,193.7
Borrowings	18,539.1	18,455.8	18,484.5	18,330.9	21,743.9
Liabilities of discontinued operation	696.2	–	3,277.6	3,648.8	4,595.4
Total common stockholders’ equity	10,978.1	9,068.9	8,838.8	8,334.8	8,883.6
Credit Quality
Non-accrual loans as a percentage of finance receivables	0.85%	0.82%	1.29%	1.92%	4.61%
Net charge-offs as a percentage of average finance receivables	0.55%	0.52%	0.44%	0.46%	1.70%
Allowance for loan losses as a percentage of finance receivables	1.14%	1.78%	1.91%	2.21%	2.68%
Financial Ratios
Common Equity Tier 1 Capital Ratio	12.7%	N/A	N/A	N/A	N/A
Tier 1 Capital Ratio	12.7%	14.5%	16.7%	16.2%	18.8%
Total Capital Ratio	13.2%	15.2%	17.4%	17.0%	19.7%
Total ending equity to total ending assets	16.3%	18.9%	18.8%	18.9%	19.6%

N/A — Not applicable under Basel I guidelines.

Item 6:  Selected Financial Data

36    CIT ANNUAL REPORT 2015

Average Balances(1) and Associated Income for the year ended: (dollars in millions)

	December 31, 2015			December 31, 2014			December 31, 2013
	Average Balance	Revenue / Expense	Average Rate (%)	Average Balance	Revenue / Expense	Average Rate (%)	Average Balance	Revenue / Expense	Average Rate (%)
Interest bearing deposits	$5,841.3	$17.2	0.29%	$5,343.0	$17.7	0.33%	$5,531.6	$16.6	0.30%
Securities purchased under agreements to resell	411.5	2.3	0.56%	242.3	1.3	0.54%	–	–	–
Investment securities	2,239.2	51.9	2.32%	1,667.8	16.5	0.99%	1,886.0	12.3	0.65%
Loans (including held for sale)(2)(3)
U.S.(2)	24,000.4	1,256.7	5.58%	16,759.1	905.1	5.88%	14,618.0	855.3	6.40%
Non-U.S.	2,016.2	185.3	9.19%	3,269.0	285.9	8.75%	4,123.6	371.0	9.00%
Total loans(2)	26,016.6	1,442.0	5.88%	20,028.1	1,191.0	6.38%	18,741.6	1,226.3	7.01%
Total interest earning assets / interest income(2)(3)	34,508.6	1,513.4	4.58%	27,281.2	1,226.5	4.73%	26,159.2	1,255.2	5.04%
Operating lease equipment, net (including held for sale)(4)
U.S.(4)	8,082.3	692.4	8.57%	7,755.0	689.6	8.89%	6,559.0	613.1	9.35%
Non-U.S.(4)	7,432.3	588.6	7.92%	7,022.3	590.9	8.41%	6,197.1	580.6	9.37%
Total operating lease equipment, net(4)	15,514.6	1,281.0	8.26%	14,777.3	1,280.5	8.67%	12,756.1	1,193.7	9.36%
Indemnification assets	189.5	(0.5)	(0.26)%	–	–	–	–	–	–
Total earning assets(2)	50,212.7	$2,793.9	5.73%	42,058.5	$2,507.0	6.16%	38,915.3	$2,448.9	6.50%
Non interest earning assets
Cash due from banks	1,365.1			945.0			522.1
Allowance for loan losses	(347.6)			(349.6)			(367.8)
All other non-interest earning assets	4,105.7			2,720.5			2,215.3
Assets of discontinued operation	212.0			1,167.2			4,016.3
Total Average Assets	$55,547.9			$46,541.6			$45,301.2
Average Liabilities
Borrowings
Deposits	$22,891.4	$330.1	1.44%	$13,955.8	$231.0	1.66%	$11,212.1	$179.8	1.60%
Borrowings(5)	17,863.0	773.4	4.33%	18,582.0	855.2	4.60%	18,044.5	881.1	4.88%
Total interest-bearing liabilities	40,754.4	1,103.5	2.71%	32,537.8	1,086.2	3.34%	29,256.6	1,060.9	3.63%
Non-interest bearing deposits	390.1			–			–
Credit balances of factoring clients	1,492.4			1,368.5			1,258.6
Other non-interest bearing liabilities	2,971.9			2,791.7			2,638.2
Liabilities of discontinued operation	279.1			997.2			3,474.2
Noncontrolling interests	(0.9)			7.0			9.2
Stockholders’ equity	9,660.9			8,839.4			8,664.4
Total Average Liabilities and Stockholders’ Equity	$55,547.9			$46,541.6			$45,301.2
Net revenue spread			3.02%			2.82%			2.87%
Impact of non-interest bearing sources			0.45%			0.67%			0.82%
Net revenue/yield on earning assets(2)		$1,690.4	3.47%		$1,420.8	3.49%		$1,388.0	3.69%

(1)	The average balances presented are derived based on month end balances during the year. Tax exempt income was not significant in any of the years presented. Average rates are impacted by PAA and FSA accretion and amortization.

(2)	The rate presented is calculated net of average credit balances for factoring clients.

(3)	Non-accrual loans and related income are included in the respective categories.

(4)	Operating lease rental income is a significant source of revenue; therefore, we have presented the rental revenues net of depreciation and net of Maintenance and other operating lease expenses.

(5)	Interest and average rates include FSA accretion, including amounts accelerated due to redemptions or extinguishments, and accelerated original issue discount on debt extinguishment related to the GSI facility.

CIT ANNUAL REPORT 2015    37

The table below disaggregates CIT’s year-over-year changes (2015 versus 2014 and 2014 versus 2013) in net interest revenue and operating lease margins as presented in the preceding tables between volume (level of lending or borrowing) and rate (rates charged customers or incurred on borrowings). See “Net Finance Revenue” section for further discussion.

Changes in Net Finance Revenue (dollars in millions)

	2015 Compared to 2014			2014 Compared to 2013
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
	Volume	Rate	Net	Volume	Rate	Net
Interest Income
Loans (including held for sale and net of credit balances of factoring clients)	$374.2	$(123.2)	$251.0	$82.5	$(117.8)	$(35.3)
Interest bearing deposits	1.6	(2.1)	(0.5)	(0.6)	1.7	1.1
Securities purchased under agreements to resell	0.9	0.1	1.0	1.3	–	1.3
Investments	5.7	29.7	35.4	(1.4)	5.6	4.2
Interest income	382.4	(95.5)	286.9	81.8	(110.5)	(28.7)
Operating lease equipment, net (including held for sale)(1)	63.9	(63.4)	0.5	189.2	(102.4)	86.8
Indemnification assets	(0.5)	–	(0.5)	–	–	–
Interest Expense
Interest on deposits	148.3	(49.2)	99.1	43.9	7.3	51.2
Borrowings	(33.1)	(48.7)	(81.8)	26.2	(52.1)	(25.9)
Interest expense	115.2	(97.9)	17.3	70.1	(44.8)	25.3
Net finance revenue	$330.6	$(61.0)	$269.6	$200.9	$(168.1)	$32.8

Loans U.S. and Non U.S. (including held for sale and net of credit balances of factoring clients):
U.S.	$418.5	$(66.9)	$351.6	$130.0	$(80.2)	$49.8
Non-U.S.	(109.6)	9.0	(100.6)	(76.9)	(8.2)	(85.1)

(1)	Operating lease rental income is a significant source of revenue; therefore, we have presented the net revenues.

Item 6:  Selected Financial Data

38    CIT ANNUAL REPORT 2015

Item 7. Management’s Discussion and Analysis of Financial Condition and Results
of Operations

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

BACKGROUND

CIT Group Inc., together with its subsidiaries (collectively “we”, “our”, “CIT” or the “Company”), has provided financial solutions to its clients since its formation in 1908. We provide financing, leasing and advisory services principally to middle market companies in a wide variety of industries primarily in North America, and equipment financing and leasing solutions to the transportation industry worldwide. We had nearly $60 billion of earning assets at December 31, 2015. CIT became a bank holding company (“BHC”) in December 2008 and a financial holding company (“FHC”) in July 2013. Through its bank subsidiary, CIT Bank, N.A., CIT provides a full range of banking and related services to commercial and individual customers through 70 branches located in southern California, through its online banking, and through other offices in the U.S. and internationally.

Effective as of August 3, 2015, CIT Group Inc. (“CIT”) acquired IMB HoldCo LLC (“IMB”), the parent company of OneWest Bank, National Association, a national bank (“OneWest Bank”). Upon acquisition, CIT Bank, a Utah-state chartered bank and a wholly owned subsidiary of CIT, merged with and into OneWest Bank (the “OneWest Transaction”), with OneWest Bank surviving as a wholly owned subsidiary of CIT with the name CIT Bank, National Association (“CIT Bank, N.A.”). The acquisition improves CIT’s competitive position in the financial services industry while advancing our commercial banking model.

CIT paid approximately $3.4 billion as consideration for the OneWest Transaction (which includes agreed-upon adjustments for transaction expenses incurred by OneWest Bank prior to closing and retention awards made to OneWest Bank employees), comprised of approximately $1.9 billion in cash proceeds, approximately 30.9 million shares of CIT Group Inc. common stock (valued at approximately $1.5 billion at the time of closing), and approximately 168,000 restricted stock units of CIT (valued at approximately $8 million at the time of closing). Total consideration also included $116 million of cash retained by CIT as a holdback for certain potential liabilities relating to IMB and $2 million of cash for expenses of the holders’ representative. See Note 2 — Acquisition and Disposition Activities in Item 8. Financial Statements and Supplementary Data for additional information and OneWest Transaction following this section for information on certain acquired assets and liabilities.

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

The consolidated financial statements include the effects of Purchase Accounting Adjustments (“PAA”) upon completion of the OneWest Transaction, as required by U.S. GAAP. As such, assets acquired, liabilities assumed and consideration exchanged were recorded at their estimated fair value on the acquisition date. No allowance for loan losses was carried over nor created at acquisition. Consideration paid in excess of the net fair values of the acquired assets, intangible assets and assumed liabilities was recorded as Goodwill. Accretion and amortization of certain PAA are included in the consolidated Statements of Income, primarily impacting Net Finance Revenue (Interest income and interest expense) and Non-interest expenses. The purchase accounting accretion and amortization on loans, borrowings and deposits is recorded in interest income and interest expense over the weighted-average life of the financial instruments using the effective yield method. Accretion for purchased credit impaired (“PCI”) loans includes cash recoveries received in excess of the recorded investment. Intangible assets related to the OneWest Transaction were recorded related to the valuation of core deposits, customer relationships, trade names and other intangible assets. Intangible assets have finite lives, and as detailed in Note 2 — Acquisition and Disposition Activities and Note 26 — Goodwill and Intangible Assets in Item 8. Financial Statements and Supplementary Data, are amortized on an accelerated or straight-line basis, as appropriate, over the estimated useful lives and recorded in Non-interest expense.

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk” contain financial terms that are relevant to our business and a Glossary of key terms has been updated and is included later in this document. Management uses certain non-GAAP financial measures in its analysis of the financial condition and results of operations of the Company. See “Non-GAAP Financial Measurements” for a reconciliation of these financial measures to comparable financial measures based on U.S. GAAP.

2015 ACCOMPLISHMENTS AND FINANCIAL OVERVIEW

SUMMARY OF 2015 ACCOMPLISHMENTS

During 2015, we were focused on continuing to create long term value for shareholders. Specific business objectives established for 2015 and accomplishments included:

1.	Expand Our Commercial Banking Franchise — We are integrating our existing banking operations with those of OneWest Bank, and will grow the combined operations.

-	The OneWest Bank acquisition added 70 retail branches in Southern California and over $20 billion of assets and $14 billion of deposits.

-	OneWest Bank enhanced our products and service offerings by adding consumer banking, private banking, and corporate cash management, and additional deposit products and capabilities.

-	CIT Bank, N.A. funded most of our U.S. lending and leasing volume.

CIT ANNUAL REPORT 2015    39

2.	Maintain Strong Risk Management Practices — We will continue to maintain credit discipline focused on appropriate risk-adjusted returns through the business cycle and continue enhancements in select areas to ensure SIFI Readiness.

-	The allowance for loan losses was $360 million (1.14% of finance receivables, 1.35% excluding loans subject to loss sharing agreements with the FDIC) at December 31, 2015, compared to $346 million (1.78%) at December 31, 2014. The decline in the percentage of allowance to finance receivables reflects the OneWest Bank acquisition, which added $13.6 billion of loans at fair value with no related allowance at the time of acquisition. See further discussion in Credit Metrics.

-	We maintained stable liquidity, with cash, investments, and the unused portion of the revolving credit facility representing 16% of assets.

-	Our capital ratios remained strong, with our Common Equity Tier 1 (“CET 1”) Ratio at 12.7%, which exceeds the minimum requirement under the fully phased-in Basel III requirements.

-	We integrated the OneWest Bank risk management teams, policies and procedures, and platforms, and continue strengthening the combined organizations ability to meet the enhanced prudential standards applicable to SIFIs.

3.	Grow Business Franchises — We will concentrate our growth on building franchises that meet or exceed our risk adjusted return hurdles and improve profitability by exiting non-strategic portfolios, including financing portfolios in Canada and China.

-	Financing and leasing assets increased significantly, reflecting the acquisition of OneWest Bank. Absent the acquisition, FLA grew reflecting continued expansion of both our transportation assets in TIF and loans in NAB.

-	We made good progress exiting, our remaining non-strategic businesses; we sold the Mexico and Brazil businesses in 2015, we transferred our China and Canada businesses to AHFS and sold the U.K. portfolio on January 1, 2016.

4.	Realize embedded value — We will focus on enhancing our economic returns by:

-	Utilizing our U.S. net operating loss carry-forward (“NOLs”), thereby reducing the net deferred tax asset and increasing regulatory capital. While the NOL usage was small during the year, the OneWest Bank acquisition is expected to accelerate the NOL utilization, which led to the reversal of a $647 million valuation allowance against our deferred tax asset in the third quarter.

-	Combined cash and investment portfolio is positioned to benefit from increased interest rates.

-	Additional actions to optimize the Bank Holding Company include: transferring additional U.S.-based business platforms into the bank, improving the efficiency of our secured debt facilities, generating incremental cash at the BHC to pay down high cost debt and/or return capital to shareholders and optimizing existing portfolios, including exploring strategic alternatives for the Commercial Aerospace business and sales of the businesses in Canada and China.

5.	Return Excess Capital — We plan to prudently return capital to our shareholders through share repurchases and dividends, while maintaining strong capital ratios.

-	We completed purchasing shares under the most recent repurchase program. We repurchased 11.6 million of our shares at an average price of $45.70 for an aggregate purchase price of $532 million during 2015.

-	We declared and paid $115 million of dividends during 2015.

-	Regulatory capital ratios remain well above required levels on a fully phased-in Basel III basis.

SUMMARY OF 2015 FINANCIAL RESULTS

As discussed below, our 2015 results reflected increased business activity, which was driven by the inclusion of five months of OneWest Bank activity. The expected benefits from the acquisition, which include lower funding costs, and the reversal of the valuation allowance on the U.S. federal tax asset were offset by headwinds we faced, which took the form of margin pressure, lower other income, higher credit costs and increased operating expenses. The low interest rate environment continued to pressure yields on new business. Although we successfully completed the sales of the remaining financing and leasing assets in the NSP segment, other income was down, primarily driven by currency translation losses recognized on the sale of businesses. Credit costs increased, reflecting the higher reserves required for certain industry exposures, along with higher provisioning resulting from purchase accounting. Operating expenses were high, as they included transaction costs for the OneWest Bank acquisition, along with costs for integration such as systems and the restructuring of management. As a result, net income was down from 2014. We also announced certain strategic initiatives that impacted 2015 results, such as our intention to sell our financing portfolios in Canada and China, and the exploration of strategic alternatives for our commercial aerospace business.

Net income for 2015 totaled $1,057 million, $5.67 per diluted share, compared to $1,130 million, $5.96 per diluted share for 2014 and $676 million, $3.35 per diluted share for 2013. Income from continuing operations (after taxes) for 2015 totaled $1,067 million, $5.72 per diluted share, compared to $1,078 million, $5.69 per diluted share for 2014 and $644 million, $3.19 per diluted share for 2013.

Income from continuing operations for 2015 included five months of results from OneWest Bank and a $647 million, $3.47 per diluted share, discrete income tax item resulting from the reversal of the valuation allowance on the U.S. federal deferred tax asset. Net income for 2014 included $419 million, $2.21 per diluted share, of income tax benefits associated with partial reversals of valuation allowances on certain domestic and international deferred tax assets.

Income from continuing operations, before provision for income taxes totaled $579 million for 2015, down from $681 million for 2014 and $734 million for 2013. Pre-tax income for 2015 reflected yield compression in certain sectors, higher credit costs, and higher operating expenses, which more than offset the incremental contribution from a higher level of earning assets, driven by the OneWest Bank acquisition.

Net finance revenue(1) (“NFR”) was $1.7 billion in 2015, up from $1.4 billion in 2014 and $1.4 billion in 2013, on higher average earning assets (“AEA”).(1) Growth in AEA and lower funding costs increased

(1)	Net finance revenue and average earning assets are non-GAAP measures; see “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

Item 7:  Management’s Discussion and Analysis

40    CIT ANNUAL REPORT 2015

NFR in 2015, 2014 and 2013. AEA was $48.7 billion in 2015, up from $40.7 billion in 2014 and from $37.6 billion in 2013. The acquisition of OneWest Bank resulted in higher revenues from the additional earning assets and lower funding costs, as OneWest Bank’s funding consisted mostly of deposits, which have a lower interest rate.

Compared to the prior year, the slight increase in net operating lease revenue reflected revenue growth on higher assets, which was essentially offset by lower equipment utilization, higher depreciation and higher maintenance costs.

Provision for credit losses for 2015 was $161 million, up from $100 million last year and $65 million in 2013. The provision for credit losses reflected the reserve build on loan growth and an increase in the reserve resulting from the recognition of purchase accounting accretion on non-PCI loans. In addition, the provision was elevated due to increases in reserves related to the energy sector and, to a lesser extent, the maritime portfolios, as well as from the establishment of reserves on certain acquired non-credit impaired loans in the initial period post acquisition.

Credit metrics reflect the impact of the acquired portfolios, which, due to purchase accounting, did not have non-accrual loans or an Allowance for Loan Losses at the time of acquisition. Net charge-offs were $138 million (0.55%) in 2015 and included $73 million related to receivables transferred to assets held for sale. Excluding assets moved to held for sale, net charge-offs were $65 million, compared to $56 million in 2014 and $42 million in 2013. Recoveries of $28 million were unchanged from 2014 and down from $58 million in 2013. Non-accrual loans rose to $268 million (0.85% of finance receivables) at December 31, 2015 from $161 million (0.82%) a year ago and $241 million (1.29%) at December 31, 2013, driven mostly by an increase in the NAB energy portfolio.

Other income of $220 million decreased from $305 million in 2014 and $381 million in 2013, reflecting losses on portfolios sold, driven primarily by the realization of currency translation adjustment losses ($70 million) on the sales of the Brazil and Mexico businesses.

Operating expenses were $1,168 million, up from $942 million in 2014 and $970 million in 2013. In addition to higher costs associated with five months of activity from the OneWest Bank acquisition, the acquisition also resulted in higher professional fees and other integration related costs, increased other expenses, including higher FDIC insurance costs, and higher occupancy costs. Excluding restructuring costs and intangible asset amortization, operating expenses(2) were $1,097 million, $909 million and $933 million for 2015, 2014 and 2013, respectively. Restructuring costs mostly reflected streamlining of the Bank and Bank Holding Company senior management structure, while expenses associated with the amortization of intangibles were mainly the result of the OneWest Bank acquisition. 2013 expenses included a $50 million tax agreement settlement charge. Headcount at December 31, 2015, 2014 and 2013 was approximately 4,900, 3,360, and 3,240, respectively, with the current year increase reflecting the headcount associated with the OneWest Bank acquisition.

Provision for income taxes was a benefit of $488 million, primarily reflecting a $647 million reversal of the valuation allowance on the U.S. federal deferred tax asset. The effective tax rate excluding discrete items was 23%. Net cash taxes paid were $10 million, compared to $22 million in 2014 and $68 million in 2013. The 2014 provision for income taxes was a benefit of $398 million, mostly reflecting $375 million relating to a partial reversal of the U.S. Federal deferred tax asset valuation allowance. The provision for income taxes was $84 million for 2013, as described in “Income Taxes” section.

Total assets of continuing operations(3) at December 31, 2015 were $67.0 billion, up from $47.9 billion at December 31, 2014, and $43.3 billion at December 31, 2013, primarily reflecting the addition of assets acquired in the OneWest Transaction.

-	Financing and leasing assets (“FLA”), which includes loans, operating lease equipment and assets held for sale (“AHFS”), increased to $50.4 billion, up from $35.6 billion at December 31, 2014 and $32.7 billion at December 31, 2013. In addition to FLA from the OneWest Bank acquisition of $13.6 billion, FLAs were up reflecting growth in both transportation assets and NAB.

-	Cash (cash and due from banks and interest bearing deposits) totaled $8.3 billion, compared to $7.1 billion at December 31, 2014 and $6.0 billion at December 31, 2013, reflecting $4.4 billion of cash acquired in the OneWest Transaction, partially offset by the payment of $1.9 billion as consideration for the OneWest Transaction.

-	Investment securities and securities purchased under resale agreements totaled $3.0 billion at December 31, 2015 compared to $2.2 billion at December 31, 2014, and $2.6 billion at December 31, 2013, reflecting $1.3 billion of investment securities, primarily comprised of MBS, acquired in the OneWest Transaction.

-	Goodwill and Intangible assets increased due to the addition of $663 million and $165 million, respectively, related to the OneWest Bank acquisition.

-	Other assets of $3.4 billion were up due primarily to the acquisition of OneWest Bank ($722 million of other assets acquired) and the reversal of the U.S. Federal deferred tax asset valuation allowance ($647 million). The components are included in Note 8 — Other Assets in Item 8. Financial Statements and Supplementary Data.

Deposits increased to $32.8 billion at December 31, 2015 from $15.8 billion at December 31, 2014 and $12.5 billion at December 31, 2013, reflecting $14.5 billion acquired in the OneWest Transaction and continued solid growth of online banking. The proportion of funding by deposits has increased significantly with the OneWest Bank acquisition.

Borrowings were $18.5 billion at December 31, 2015, essentially unchanged from December 31, 2014 and 2013, reflecting the addition of $3.0 billion of FHLB advances in the OneWest Bank acquisition, offset by repayments and maturities.

Stockholders’ Equity increased to $11.0 billion at December 31, 2015 from $9.1 billion at December 31, 2014 and $8.9 billion at December 31, 2013, reflecting net income, along with the issuance of 30.9 million common shares (valued at $1.5 billion) related to the acquisition that had previously been held in treasury.

(2)	Operating expenses excluding restructuring costs and intangible asset amortization is a non-GAAP measure; see “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

(3)	Total assets from continuing operations is a non-GAAP measure. See “Non-GAAP Measurements” for reconciliation of non-GAAP financial information.

CIT ANNUAL REPORT 2015    41

Capital ratios remain well above required levels. The acquisition of OneWest Bank increased equity, primarily due to the issuance of $1.5 billion in common shares and the reversal of the valuation allowance on our Federal deferred tax asset. Tangible common equity reflects the increase in equity net of the increase in goodwill and intangibles resulting from the acquisition. Regulatory capital increased in 2015. While the reversal of the deferred tax asset valuation allowance benefited stockholders’ equity, it had minimal impact on regulatory capital as the majority of the deferred tax asset balance was disallowed for regulatory capital purposes. As a result, capital ratios declined modestly, as the benefit from the increase in regulatory capital was more than offset by the increase in the risk-weighted assets acquired.

2016 PRIORITIES

In continuing our transition to a national middle-market bank, our 2016 priorities include:

1.	Determine and execute on Strategic Alternatives for our Commercial Air business — Maximize value for shareholders by executing on strategic alternatives for the Commercial Air business.

2.	Improve Return on Tangible Common Equity — Complete the sales of our China and Canada businesses. Complete the strategic review of our businesses with the objective of improving returns to drive value for stakeholders, the details of which we expect to communicate by the end of the first quarter.

3.	Maintain strong risk management practices — We will continue to maintain strong risk management practices to ensure appropriate risk adjusted returns through the business cycle for both our lending and operating lease businesses.

PERFORMANCE MEASUREMENTS

The following chart reflects key performance indicators evaluated by management and used throughout this management discussion and analysis:

KEY PERFORMANCE METRICS	MEASUREMENTS
Asset Generation — to originate new business and grow earning assets.	-New business volumes; and -Earning asset balances.
Revenue Generation — lend money at rates in excess of borrowing costs and consistent with risk profile of obligor, earn rentals on the equipment we lease commensurate with the risk, and generate other revenue streams.
-Net finance revenue and other income; -Net finance margin and Operating lease revenue as a percentage of average operating lease equipment; and -Asset yields and funding costs.
Credit Risk Management — accurately evaluate credit worthiness of customers, maintain high-quality assets and balance income potential with loss expectations.
-Net charge-offs, amounts and as a percentage of AFR;
-Non-accrual loans, balances and as a percentage of loans;
-Classified assets and delinquencies balances; and
-Loan loss reserve, balance and as a percentage of loans.

Equipment and Residual Risk Management — appropriately evaluate collateral risk in leasing transactions and remarket or sell equipment at lease termination.	-Equipment utilization; -Market value of equipment relative to book value; and -Gains and losses on equipment sales.
Expense Management — maintain efficient operating platforms and related infrastructure.	-SG&A expenses and trends; -SG&A expenses as a percentage of AEA; and -Net efficiency ratio.
Profitability — generate income and appropriate returns to shareholders.
-Net income per common share (EPS);
-Net income and pre-tax income, each as a percentage of average earning assets (ROA); and
-Pre-tax income as a percentage of average tangible common stockholders’ equity (ROTCE).

Capital Management — maintain a strong capital position, while deploying excess capital.	-Common equity tier 1, Tier 1 and Total capital ratios; and -Tier 1 capital as a percentage of adjusted average assets; (“Tier 1 Leverage Ratio”).
Liquidity Management — maintain access to ample funding at competitive rates to meet obligations as they come due.	-Levels of high quality liquid assets and as a % of total assets; -Committed and available funding facilities; -Debt maturity profile and ratings; -Funding mix; and -Deposit generation.
Manage Market Risk — measure and manage risk to income statement and economic value of enterprise due to movements in interest and foreign currency exchange rates.	-Net Interest Income Sensitivity; and -Economic Value of Equity (EVE).

Item 7:  Management’s Discussion and Analysis

42    CIT ANNUAL REPORT 2015

ONEWEST TRANSACTION

The following discussion summarizes certain assets and liabilities acquired in the OneWest Transaction. In accordance with purchase accounting, all assets acquired and liabilities assumed were recorded at their fair value. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. Certain purchase accounting adjustments are accreted or amortized into income and expenses. No allowance for loan losses was carried over and no allowance was created at acquisition. The determination of estimated fair values required management to make certain estimates about discount rates, future expected cash flows (that may reflect collateral values), market conditions and other future events that are highly subjective in nature and may require adjustments, which can be updated throughout the year following the acquisition (the “Measurement Period”). Subsequent to the acquisition, management continued to review information relating to events or circumstances existing at the acquisition date. This review resulted in adjustments to the acquisition date valuation amounts, which increased the goodwill balance as previously reported in the Company’s February 2, 2016 earnings release. Subsequent to issuing its earnings release, the Company made additional adjustments that increased the goodwill balance further to $663 million, including an increase in goodwill of $13 million, an increase in other assets of $8 million, and a decrease in intangible assets of $21 million as of December 31, 2015. The additional adjustments had no impact on the Statement of Income.

See Note 2 — Acquisition and Disposition Activities in Item 8. Financial Statements and Supplementary Data for assumptions used to value assets and liabilities.

Consideration and Net Assets Acquired (dollars in millions)

	Original Purchase Price	Measurement Period Adjustments	Adjusted Purchase Price
Purchase Price	$3,391.6	$–	$3,391.6
Recognized amounts of identifiable assets acquired and (liabilities assumed), at fair value
Cash and interest bearing deposits	$4,411.6	$–	$4,411.6
Investment securities	1,297.3	–	1,297.3
Assets held for sale	20.4	–	20.4
Loans HFI	13,598.3	(32.7)	13,565.6
Indemnification assets	480.7	(25.3)	455.4
Other assets	676.6	45.7	722.3
Assets of discontinued operations	524.4	–	524.4
Deposits	(14,533.3)	–	(14,533.3)
Borrowings	(2,970.3)	–	(2,970.3)
Other liabilities	(221.1)	–	(221.1)
Liabilities of discontinued operations	(676.9)	(31.5)	(708.4)
Total fair value of identifiable net assets	$2,607.7	$(43.8)	$2,563.9
Intangible assets	$185.9	$(21.2)	$164.7
Goodwill	$598.0	$65.0	$663.0

Loans

The acquired commercial loans included commercial real estate loans secured by multi-family properties, both owner-occupied and non-owner occupied commercial real estate, and commercial and industrial loans. Commercial loans were principally to middle market businesses and included equipment loans, working capital lines of credit, asset-backed loans, acquisition finance credit facilities, and small business administration product offerings, mostly 504 loans. The commercial loans are included in divisions within the NAB segment, including Commercial Banking and Commercial Real Estate.

OneWest Bank had both originated and purchased consumer loans. The acquired consumer loan portfolio that was originated by OneWest Bank was comprised mainly of jumbo residential mortgage loans and conforming residential mortgage loans. These loans had terms ranging from 10 to 30 years, were either fixed or adjustable interest rates, and were mostly to customers in California. In addition, these mortgage loans are primarily closed-end first lien loans for the purchase or re-finance of owner occupied properties, and are included in the Consumer Banking division of the NAB segment. The consumer loans that were previously purchased by OneWest Bank from the FDIC, most of which the FDIC has provided indemnification against certain losses, are referred to as Covered Loans (see Indemnification Assets below), are maintained in the LCM segment and consist of SFR loans and reverse mortgage loans.

CIT ANNUAL REPORT 2015    43

The following table reflects the carrying values and UPB of financing and leasing assets acquired at the acquisition date, August 3, 2015:

Financing and Leasing Assets Balances at Acquisition Date (dollars in millions)

	Original Purchase Price			Measurement Period Adjustments	Adjusted Purchase Price
	Carrying Value (CV)	Unpaid Principal Balance (UPB)	CV as a % of UPB	CV	CV	UPB	CV as a % of UPB
North America Banking
Segment Total
Loans	$7,871.3	$8,324.5	94.6%	$(17.0)	$7,854.3	$8,324.5	94.4%
Assets held for sale	6.3	6.3	100.0%	–	6.3	6.3	100.0%
Financing and leasing assets	7,877.6	8,330.8	94.6%	(17.0)	7,860.6	8,330.8	94.4%
Commercial Banking
Loans	$3,377.0	$3,610.1	93.5%	$(12.9)	$3,364.1	$3,610.1	93.2%
Assets held for sale	0.5	0.5	100.0%	–	0.5	0.5	100.0%
Financing and leasing assets	3,377.5	3,610.6	93.5%	(12.9)	3,364.6	3,610.6	93.2%
Commercial Real Estate
Loans	$3,130.3	$3,350.2	93.4%	$–	$3,130.3	$3,350.2	93.4%
Financing and leasing assets	3,130.3	3,350.2	93.4%	–	3,130.3	3,350.2	93.4%
Consumer Banking
Loans	$1,364.0	$1,364.2	100.0%	$(4.1)	$1,359.9	$1,364.2	99.7%
Assets held for sale	5.8	5.8	100.0%	–	5.8	5.8	100.0%
Financing and leasing assets	1,369.8	1,370.0	100.0%	(4.1)	1,365.7	1,370.0	99.7%
Legacy Consumer Mortgages(1)
Segment Total
Loans	$5,727.0	$7,426.0	77.1%	$(15.7)	$5,711.3	$7,426.0	76.9%
Assets held for sale	14.1	14.1	100.0%	–	14.1	14.1	100.0%
Financing and leasing assets	5,741.1	7,440.1	77.2%	(15.7)	5,725.4	7,440.1	77.0%
Single Family Residential Mortgages
Loans	$4,834.3	$6,199.7	78.0%	$(15.7)	$4,818.6	$6,199.7	77.7%
Financing and leasing assets	4,834.3	6,199.7	78.0%	(15.7)	4,818.6	6,199.7	77.7%
Reverse Mortgages(2)
Loans	$892.7	$1,226.3	72.8%	$–	$892.7	$1,226.3	72.8%
Assets held for sale	14.1	14.1	100.0%	–	14.1	14.1	100.0%
Financing and leasing assets	906.8	1,240.4	73.1%	–	906.8	1,240.4	73.1%
Total	$13,618.7	$15,770.9	86.4%	$(32.7)	$13,586.0	$15,770.9	86.1%

(1)	Includes $5.1 billion of covered loans.

(2)	Includes Jumbo reverse mortgages, as well as approximately $82 million of HECM reverse mortgages.

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

Non-Covered Loans of approximately $8.5 billion included loans that were either acquired or originated by OneWest Bank and were not subject to a loss sharing agreement. Both the Covered Loans and Non-Covered Loans have been accounted for either as purchased credit impaired (“PCI”) loans or Non-PCI loans.

Loans acquired as part of the OneWest Transaction were recorded at fair value. No separate allowance was carried over or created at acquisition. Fair values were determined by discounting both principal and interest cash flows expected to be collected using a market discount rate for similar instruments with adjustments that management believes a market participant would consider in determining fair value. Cash flows expected to be collected as of the acquisition date were estimated using internal models and third party data that incorporate manage-

Item 7:  Management’s Discussion and Analysis

44    CIT ANNUAL REPORT 2015

ment’s best estimate of key assumptions, such as default rates, loss severity, prepayment speeds, and timing of disposition upon default. Loans with evidence of credit quality deterioration since origination and for which it was probable at purchase that CIT would be unable to collect all contractually required payments (principal and interest) were considered PCI.

As a result of the purchase accounting adjustments for the acquired loan balances, CIT recorded a discount to UPB of approximately $2,200.5 million (“Total UPB Discount”). This discount is comprised of two components as follows: 1) the “Incremental Yield Discount”, which are amounts expected to result in $1,261.4 million of additional yield income above the contractual coupon, and 2) the “Principal Loss Discount”, which are amounts relating to the unpaid principal balance at acquisition of $939.1 million which will be utilized to offset the loss of principal on PCI loans.

As of December 31, 2015, the remaining Incremental Yield Discount and Principal Loss Discount were approximately $1,260.1 million and $757.5 million, respectively. The Incremental Yield Discount will primarily be reflected, along with the underlying contractual yield, in interest income, and will cause the Total UPB Discount to decline as it accretes into income. In addition, the Total UPB Discount will also decline as a result of asset sales, transfers to held for sale, and loans charged off.

The accretion of these discounts resulted in additional recorded interest income on loans. See Net Finance Revenue section for the accretion of these discounts for the year ended December 31, 2015.

As of the acquisition date, loans were classified as PCI or non-PCI with corresponding fair values as follows:

OneWest Bank Purchased Loan Portfolio at Acquisition Date (dollars in millions)

	PCI Loans		Non-PCI Loans
Original Purchase Price	Fair Value	Unpaid Principal Balance	Fair Value	Unpaid Principal Balance	Total Fair Value	Total Unpaid Principal Balance
Commercial Banking	$101.3	$149.2	$3,275.7	$3,460.9	$3,377.0	$3,610.1
Commercial Real Estate	112.0	191.5	3,018.3	3,158.7	3,130.3	3,350.2
Consumer Banking	–	–	1,364.0	1,364.2	1,364.0	1,364.2
Single Family Residential Mortgages	2,626.2	3,830.0	2,208.1	2,369.7	4,834.3	6,199.7
Reverse Mortgages	77.8	92.6	814.9	1,133.7	892.7	1,226.3
Total	$2,917.3	$4,263.3	$10,681.0	$11,487.2	$13,598.3	$15,750.5
Measurement Period Adjustments
Commercial Banking	$(15.3)	$(15.0)	$2.4	$15.0	$(12.9)	$–
Consumer Banking	–	–	(4.1)	–	(4.1)	–
Single Family Residential Mortgages	(15.7)	–	–	–	(15.7)	–
Total	$(31.0)	$(15.0)	$(1.7)	$15.0	$(32.7)	$–
Adjusted Purchase Price
Commercial Banking	$86.0	$134.2	$3,278.1	$3,475.9	$3,364.1	$3,610.1
Commercial Real Estate	112.0	191.5	3,018.3	3,158.7	3,130.3	3,350.2
Consumer Banking	–	–	1,359.9	1,364.2	1,359.9	1,364.2
Single Family Residential Mortgages	2,610.5	3,830.0	2,208.1	2,369.7	4,818.6	6,199.7
Reverse Mortgages	77.8	92.6	814.9	1,133.7	892.7	1,226.3
Total	$2,886.3	$4,248.3	$10,679.3	$11,502.2	$13,565.6	$15,750.5

The difference between the acquisition date fair value and the unpaid principal balance for non-PCI loans represents the fair value adjustment for a loan and includes both credit and interest rate considerations. Fair value adjustments may be discounts (or premiums) to a loan’s cost basis and are accreted (or amortized) to interest and fees on loans over the loan’s remaining life.

The acquired loans are discussed in detail elsewhere in this filing. See Note 1 — Business and Summary of Significant Accounting Policies, Note 2 — Acquisition and Disposition Activities, Note 3 — Loans and Note 13 — Fair Value in Item 8. Financial Statements and Supplementary Data.

CIT ANNUAL REPORT 2015    45

Indemnification Assets

Indemnification assets totaled $455 million as of the acquisition date, including the effects of the measurement period adjustments. As part of the OneWest Transaction, CIT is party to the loss sharing agreements with the FDIC related to OneWest Bank’s previous acquisitions of IndyMac Federal Bank, FSB, First Federal Bank of California, FSB and La Jolla Bank, FSB. The loss sharing agreements generally require CIT Bank, N.A. to obtain FDIC approval prior to transferring or selling loans and related indemnification assets. Eligible losses are submitted to the FDIC for reimbursement when a qualifying loss event occurs (e.g., charge-off of loan balance or liquidation of collateral).

The acquired indemnification assets are discussed in detail elsewhere in this filing. See Note 1 — Business and Summary of Significant Accounting Policies, Note 2 — Acquisition and Disposition Activities and Note 5 — Indemnification Assets in Item 8. Financial Statements and Supplementary Data.

Investment Securities

In connection with the OneWest acquisition, the Company acquired securities, mostly comprised of mortgage-backed securities (“MBS”) valued at approximately $1.3 billion as of the acquisition date. Approximately $1.0 billion of the MBS securities were classified as PCI as of the acquisition date due to evidence of credit deterioration since issuance and for which it was probable that the Company would not collect all principal and interest payments that were contractually required at the time of purchase. These securities were initially classified as available-for-sale upon acquisition; however, upon further review following the filing of the Company’s September 30, 2015 Form 10-Q, management determined that $373.4 million of these securities should have been classified as securities carried at fair value with changes recorded in net income as of the acquisition date, and in the fourth quarter of 2015 management corrected this immaterial error impacting classification of investment securities.

The acquired investments are discussed in detail elsewhere in this filing. See Note 1 — Business and Summary of Significant Accounting Policies and Note 7 — Investment Securities in Item 8. Financial Statements and Supplementary Data.

Cash

Cash acquired in the OneWest Transaction totaled $4,411.6 million as of the acquisition date.

Goodwill

The amount of goodwill recorded, $663.0 million, represents the excess of the purchase price over the estimated fair value of the net assets acquired by CIT, including the affects of the measurement period adjustments. The goodwill was assigned to the NAB and LCM segments. As the LCM segment is currently running off, we expect that the goodwill balance will become impaired and that we will begin writing off the goodwill as the cash flows generated by the segment decreases. The acquired goodwill is discussed in detail elsewhere in this filing. See Note 26 — Goodwill and Intangible Assets in Item 8. Financial Statements and Supplementary Data for further detail.

Intangible Assets

We recorded intangible assets of $164.7 million, including the effects of the measurement period adjustments, related mainly to the valuation of core deposits, customer relationships and trade names recorded in conjunction with the acquisition, which will be amortized on a straight line basis, except for trade names, which are amortized on an accelerated basis, over the respective life of the underlying intangible asset of up to 10 years. The acquired intangible assets are discussed in detail elsewhere in this filing. See Note 26 — Goodwill and Intangible Assets in Item 8. Financial Statements and Supplementary Data. Also see Non-Interest Expenses section.

Other Assets

Other assets acquired in the OneWest Transaction consisted of the following as of the acquisition date, including the effects of the measurement period adjustments:

Acquired Other Assets (dollars in millions)

August 3, 2015
Federal and state tax assets	$170.7
Investment tax credits	134.5
Other real estate owned	132.4
Property, furniture and fixtures	61.4
FDIC receivable	54.8
Other	168.5
Total other assets	$722.3

The acquired other assets are discussed in detail elsewhere in this filing. See Note 1 — Business and Summary of Significant Accounting Policies in Item 8. Financial Statements and Supplementary Data.

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

The premium on deposits totaled $29.0 million at the acquisition date.

Borrowings

Outstanding borrowings of $2,970.3 million were acquired in the OneWest Transaction as of the acquisition date, primarily consisting of FHLB advances. Management expects continued use of FHLB advances as a source of short and long-term funding. The premium on borrowings totaled $6.8 million at the acquisition date.

Item 7:  Management’s Discussion and Analysis

46    CIT ANNUAL REPORT 2015

SEGMENT UPDATES

In conjunction with the OneWest Bank acquisition, we updated our segments as previously reported in our Report on Form 10-Q for the quarter ended September 30, 2015.

Operations of the acquired OneWest Bank are included with the activities within the North America Banking (“NAB”) segment (previously North American Commercial Finance) and in a new segment, Legacy Consumer Mortgages (“LCM”). The activities of OneWest Bank are included in the Commercial Real Estate, Commercial Banking and Consumer Banking divisions of NAB. We also created a new segment, LCM, which includes single-family residential mortgage (“SFR”) loans and reverse mortgage loans that were acquired from OneWest Bank. Certain of the LCM loans are subject to loss sharing agreements with the FDIC, under which CIT may be reimbursed for a portion of future losses.

Segment Name	Divisions	Changes Due to OneWest Transaction
Transportation & International Finance	Aerospace, Rail, Maritime Finance and International Finance	No change due to the acquisition
North America Banking		Former name — North American Commercial Finance
	Commercial Services	No change due to the acquisition
	Commercial Banking	New name, includes the former Corporate Finance and the commercial lending functions of OneWest Bank. The division also originates qualified Small Business Administration (“SBA”) loans.
	Commercial Real Estate	Former name — Real Estate Finance and includes commercial real estate assets and operations from the acquisition, and a run-off portfolio of multi-family mortgage loans.
	Consumer Banking	New division includes a full suite of consumer deposit products and SFR loans offered through retail branches, private bankers, and an online direct channel.
	Equipment Finance	No change due to the acquisition
Legacy Consumer Mortgages	Single Family Residential Mortgages, Reverse Mortgages	New segment contains SFR loans and reverse mortgage loans, most of which are covered by loss sharing agreements with the FDIC.
Non-Strategic Portfolios		No change due to the acquisition
Corporate and Other		Includes investments and other unallocated items, such as certain amortization of intangible assets.

With the announced changes to CIT management, along with the Company’s exploration of alternatives for the commercial aerospace business, we will further refine our segment reporting effective January 1, 2016.

See Note 25 — Business Segment Information in Item 8. Financial Statements and Supplementary Data for additional information relating to the 2015 reorganization.

DISCONTINUED OPERATIONS

Reverse Mortgage Servicing

The Financial Freedom business, a division of CIT Bank (formerly a division of OneWest Bank) that services reverse mortgage loans, was acquired in conjunction with the OneWest Transaction. Pursuant to ASC 205-20, as amended by ASU 2014-08, the Financial Freedom business is reflected as discontinued operations as of the August 3, 2015 acquisition date and as of December 31, 2015. The business includes the entire third party servicing of reverse mortgage operations, which consist of personnel, systems and servicing assets. The assets of discontinued operations primarily include Home Equity Conversion Mortgage (“HECM”) loans of approximately $450 million at December 31, 2015, and servicing advances. The liabilities of discontinued operations include reverse mortgage servicing liabilities, which relates primarily to loans serviced for Fannie Mae, secured borrowings and

CIT ANNUAL REPORT 2015    47

contingent liabilities. In addition, continuing operations includes a portfolio of reverse mortgages of $917 million at December 31, 2015, which are in the LCM segment and are serviced by Financial Freedom.

Student Lending

On April 25, 2014, the Company completed the sale of the student lending business, along with certain secured debt and servicing rights. As a result, the student lending business is reported as a discontinued operation for the year ended December 31, 2014.

Further details of the discontinued businesses, along with condensed balance sheet and income statement items are included in Note 2 — Acquisition and Disposition Activities in Item 8. Financial Statements and Supplementary Data. See also Note 22 — Contingencies for discussion related to the servicing business.

Unless specifically noted, the discussions and data presented throughout the following sections reflect CIT balances on a continuing operations basis.

NET FINANCE REVENUE

The following tables present management’s view of consolidated NFR. As discussed below, NFR was impacted by the inclusion of OneWest Bank activity for five months during 2015.

Net Finance Revenue(1) (dollars in millions)

	Years Ended December 31,
	2015	2014	2013
Interest income	$1,512.9	$1,226.5	$1,255.2
Rental income on operating leases	2,152.5	2,093.0	1,897.4
Finance revenue	3,665.4	3,319.5	3,152.6
Interest expense	(1,103.5)	(1,086.2)	(1,060.9)
Depreciation on operating lease equipment	(640.5)	(615.7)	(540.6)
Maintenance and other operating lease expenses	(231.0)	(196.8)	(163.1)
Net finance revenue	$1,690.4	$1,420.8	$1,388.0
Average Earning Assets(2) (“AEA”)	$48,720.3	$40,692.6	$37,636.0
Net finance margin	3.47%	3.49%	3.69%

(1)	NFR and AEA are non-GAAP measures; see “Non-GAAP Financial Measurements” sections for a reconciliation of non-GAAP to GAAP financial information.

(2)	As noted below, AEA components have changed in the current year. All prior periods have been conformed to the current presentation. AEA balances in this table include credit balances of factoring clients, and therefore are less than balances in a similar table in ’Select Data’.

NFR and NFM are key metrics used by management to measure the profitability of our earning assets. NFR includes interest and yield-related fee income on our loans and capital leases, rental income on our operating lease equipment, and interest and dividend income on cash and investments, less funding costs and depreciation, maintenance and other operating lease expenses from our operating lease equipment. Since our asset composition includes a high level of operating lease equipment (31% of AEA for the year ended December 31, 2015), NFM is a more appropriate metric for CIT than net interest margin (“NIM”) (a common metric used by other BHCs), as NIM does not fully reflect the earnings of our portfolio because it includes the impact of debt costs on all our assets but excludes the net revenue (rental income less depreciation, maintenance and other operating lease expenses) from operating leases.

In conjunction with the OneWest Transaction, we changed our approach of measuring our margin to include other revenue generating assets in AEA, such as interest-earning cash deposits, investments, and the newly acquired indemnification assets. These additional balances have grown in significance, or are new due to the acquisition, and are now included in our determination of AEA. Prior period balances and percentages have been updated to conform to the current period presentation. See the Glossary at the end of Item 1. Business Overview in this document.

Item 7:  Management’s Discussion and Analysis

48    CIT ANNUAL REPORT 2015

The following table includes average balances from revenue generating assets along with the respective revenues and average balances of deposits and borrowings with the respective interest expenses.

Annual Average Balances(1) and Associated Income (dollars in millions)

	December 31, 2015			December 31, 2014			December 31, 2013
	Average Balance	Revenue / Expense	Average Rate (%)	Average Balance	Revenue / Expense	Average Rate (%)	Average Balance	Revenue / Expense	Average Rate (%)
Interest bearing deposits	$5,841.3	$17.2	0.29%	$5,343.0	$17.7	0.33%	$5,531.6	$16.6	0.30%
Securities purchased under agreements to resell	411.5	2.3	0.56%	242.3	1.3	0.54%	–	–	–
Investment securities	2,239.2	51.9	2.32%	1,667.8	16.5	0.99%	1,886.0	12.3	0.65%
Loans (including held for sale and credit balances of factoring clients)(2)(3)	24,524.2	1,442.0	5.88%	18,659.6	1,191.0	6.38%	17,483.0	1,226.3	7.01%
Operating lease equipment, net (including held for sale)(4)	15,514.6	1,281.0	8.26%	14,777.3	1,280.5	8.67%	12,756.1	1,193.7	9.36%
Indemnification assets	189.5	(0.5)	(0.26)%	–	–	–	–	–	–
Average earning assets(2)	$48,720.3	2,793.9	5.73%	$40,690.0	2,507.0	6.16%	$37,656.7	2,448.9	6.50%
Deposits	$22,891.4	$330.1	1.44%	$13,955.8	$231.0	1.66%	$11,212.1	$179.8	1.60%
Borrowings(5)	17,863.0	773.4	4.33%	18,582.0	855.2	4.60%	18,044.5	881.1	4.88%
Total interest-bearing liabilities	$40,754.4	1,103.5	2.71%	$32,537.8	1,086.2	3.34%	$29,256.6	1,060.9	3.63%
NFR and NFM		$1,690.4	3.47%		$1,420.8	3.49%		$1,388.0	3.69%

	2015 Over 2014 Comparison			2014 Over 2013 Comparison
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
	Volume	Rate	Net	Volume	Rate	Net
Interest bearing deposits	$1.6	$(2.1)	$(0.5)	$(0.6)	$1.7	$1.1
Securities purchased under agreements to resell	0.9	0.1	1.0	1.3	–	1.3
Investments	5.7	29.7	35.4	(1.4)	5.6	4.2
Loans (including held for sale and net of credit balances of factoring clients)(2)(3)	374.2	(123.2)	251.0	82.5	(117.8)	(35.3)
Operating lease equipment, net (including held for sale)(4)	63.9	(63.4)	0.5	189.2	(102.4)	86.8
Indemnification assets	(0.5)	–	(0.5)	–	–	–
Total earning assets	$445.8	$(158.9)	$286.9	$271.0	$(212.9)	$58.1
Deposits	$148.3	$(49.2)	$99.1	$43.9	$7.3	$51.2
Borrowings(5)	(33.1)	(48.7)	(81.8)	26.2	(52.1)	(25.9)
Total interest-bearing liabilities	$115.2	$(97.9)	$17.3	$70.1	$(44.8)	$25.3

(1)	Average rates are impacted by PAA and FSA accretion and amortization.

(2)	The balance and rate presented is calculated net of average credit balances for factoring clients.

(3)	Non-accrual loans and related income are included in the respective categories.

(4)	Operating lease rental income is a significant source of revenue; therefore, we have presented the rental revenues net of depreciation and net of maintenance and other operating lease expenses.

(5)	Interest and average rates include FSA accretion, including amounts accelerated due to redemptions or extinguishments, and accelerated original issue discount on debt extinguishment related to the GSI facility.

Average earning assets increased 20% from 2014, principally from the OneWest Bank acquisition. The acquired earning assets totaled approximately $19 billion on August 3, 2015, the acquisition date. Absent the acquisition, average earning assets declined reflecting asset sales and portfolio collections. Revenues generated by the acquired assets for the five months that they were owned, and accretion of $116 million resulting from the fair value discount on earning assets recorded for purchase accounting, along with new business volume, resulted in higher finance revenues that were up 10% from 2014. Overall, the yield on AEA of 5.73% was down from 2014, driven by the continued low rate environment and an increased mix of low yielding cash and securities stemming from the OneWest Bank acquisition. Although interest on loans was up as a result of the acquisition, yield compression in certain loan classes continued, as well as lower interest recoveries and lower prepayments. Portfolio yields by division are included in a forthcoming table in this section. We continued to grow our operating lease portfolio, which primarily consists of transportation related assets, aircraft and railcars, resulting in the higher average balance. Operating lease revenues and yields are discussed later in this section. Revenues generated on our cash deposits and investments are indicative of the existing low rate environment and were not significant in any of the periods. Revenues on cash deposits and investments have

CIT ANNUAL REPORT 2015    49

grown as the investments from the OneWest Bank acquisition, mostly MBSs, carry a higher rate of return than the previously owned investment portfolio and include a purchase accounting adjustment that accretes into income, thus increasing the yield.

The increase in average interest bearing liabilities reflects the $14.5 billion of deposits acquired, along with growth both pre- and post-acquisition, and $3 billion of acquired borrowings, essentially all FHLB advances. While interest expense was up modestly in amount, the overall rate as a % of AEA was down from 2014 and 2013, reflecting lower rates in nearly all deposit and borrowing categories and a higher mix of low cost deposits. Interest expense for 2015 was reduced by $12 million, reflecting the accretion of purchase accounting adjustments on borrowings and deposits. Interest expense on deposits was up in 2015, driven by the higher balances and partially offset by a net benefit from purchase accounting accretion. The decline in rate was the result of the lower cost deposits from OneWest Bank. Interest expense on borrowings is a function of the products and was mostly impacted by the OneWest Bank acquisition, which increased FHLB advances. FHLB advances had lower rates than our average borrowings in the year-ago quarter and prior quarter, thus reducing the average rate.

The composition of our funding was significantly impacted by the OneWest Bank acquisition. At December 31, 2015, 2014 and 2013 our funding mix was as follows:

Funding Mix

	December 31, 2015	December 31, 2014	December 31, 2013
Deposits	64%	46%	40%
Unsecured	21%	35%	41%
Secured Borrowings:
Structured financings	9%	18%	18%
FHLB Advances	6%	1%	1%

These proportions will fluctuate in the future depending upon our funding activities.

The following table details further the rates of interest bearing liabilities.

Deposits and Borrowings (dollars in millions)

	Year Ended December 31, 2015			Year Ended December 31, 2014			Year Ended December 31, 2013
	Average Balance	Interest Expense	Rate %	Average Balance	Interest Expense	Rate %	Average Balance	Interest Expense	Rate %
Deposits
CDs	$13,799.9	$253.2	1.83%	$8,672.1	$180.4	2.08%	$7,149.7	$139.1	1.95%
Interest-bearing checking	1,308.3	6.8	0.52%	–	–	–	–	–	–
Savings	4,301.6	42.1	0.98%	3,361.7	32.1	0.95%	2,515.9	23.3	0.93%
Money markets	3,352.9	28.8	0.86%	1,857.2	18.8	1.01%	1,514.9	17.7	1.17%
Total deposits*	22,762.7	330.9	1.45%	13,891.0	231.3	1.67%	11,180.5	180.1	1.61%
Borrowings
Unsecured notes	10,904.0	561.3	5.15%	12,432.0	639.3	5.14%	11,982.9	637.4	5.32%
Secured borrowings	5,584.4	206.4	3.70%	5,999.1	215.2	3.59%	6,027.2	243.4	4.04%
FHLB advances	1,374.6	5.7	0.41%	151.0	0.6	0.40%	34.3	0.2	0.58%
Total borrowings	17,863.0	773.4	4.33%	18,582.1	855.1	4.60%	18,044.4	881.0	4.88%
Total interest-bearing liabilities	$40,625.7	$1,104.3	2.72%	$32,473.1	$1,086.4	3.35%	$29,224.9	$1,061.1	3.63%

*	Excludes certain deposits such as escrow accounts, security deposits, and other similar accounts, therefore totals may differ from other average balances included in this document.

Deposits and borrowings are also discussed in Funding and Liquidity. See Select Financial Data (Average Balances) section for more information on borrowing rates.

Item 7:  Management’s Discussion and Analysis

50    CIT ANNUAL REPORT 2015

The following table depicts selected earning asset yields and margin related data for our segments, plus select divisions within the segments.

Select Segment and Division Margin Metrics (dollars in millions)

	Years Ended December 31,
	2015	2014	2013
North America Banking
AEA	$18,794.7	15,074.1	13,605.4
Gross yield	5.86%	6.17%	6.85%
NFM	3.91%	3.73%	4.21%
AEA
Commercial Banking	$8,537.5	$7,285.0	$6,993.5
Commercial Real Estate	3,213.6	1,687.6	1,119.0
Equipment Finance	5,590.7	5,086.3	4,389.7
Commercial Services	888.9	1,015.2	1,103.2
Consumer Banking	564.0	–	–
Gross yield
Commercial Banking	4.76%	5.20%	5.56%
Commercial Real Estate	4.83%	4.15%	4.19%
Equipment Finance	8.53%	8.48%	10.06%
Commercial Services	4.80%	4.94%	4.98%
Consumer Banking	3.63%	–	–
Transportation & International Finance
AEA	$20,321.6	$19,330.7	$16,359.7
Gross yield	11.35%	11.64%	11.84%
NFM	4.29%	4.57%	4.62%
AEA
Aerospace	$11,631.8	$11,301.8	$9,985.1
Rail	6,245.5	5,651.6	4,414.0
Maritime Finance	1,323.1	670.0	300.1
International Finance	1,121.2	1,707.3	1,660.5
Gross yield
Aerospace	10.68%	11.11%	11.42%
Rail	14.34%	14.57%	14.42%
Maritime Finance	5.10%	5.18%	7.83%
International Finance	9.04%	7.95%	8.31%
Legacy Consumer Mortgages
AEA	$2,483.5	$–	$–
Gross yield	6.16%	–	–
NFM	4.74%	–	–
AEA
SFR mortgage loans	$2,101.1	$–	$–
Reverse mortgage loans	382.4	–	–
Gross yield
SFR mortgage loans	5.70%	–	–
Reverse mortgage loans	8.68%	–	–
Non-Strategic Portfolios
AEA	$358.8	$1,192.2	$2,101.0
Gross yield	14.25%	10.59%	12.76%
NFM	6.08%	2.49%	5.03%

CIT ANNUAL REPORT 2015    51

In 2015 gross yields (interest income plus rental income on operating leases as a % of AEA) on NAB’s commercial assets declined from the year-ago reflecting competitive pressures in certain industries, while NFM was up, benefiting from purchase accounting accretion and lower funding costs. Gross yields in Aerospace decreased from 2014 due to lower lease rates on re-leased assets, while gross yields in Rail were down, reflecting reduced utilization in energy-related railcars and portfolio growth (with new originations at lower yields than the existing portfolio). TIF International Finance margins vary between periods due to strategic asset sales. LCM was acquired in 2015 as part of the OneWest Transaction. Gross yields in the SFR portfolio will generally be lower than those of the reverse mortgages. NSP contains run-off portfolios, and as a result, gross yields varied due to asset sales and lower balances.

The yields in certain divisions of NAB and LCM for 2015 also reflect the net accretion of purchase accounting discounts as follows: NAB divisions Commercial Banking $35 million and Commercial Real Estate $29 million, and LCM $52 million.

The following table sets forth the details on net operating lease revenues.

Net Operating Lease Revenue as a % of Average Operating Leases (dollars in millions)

	Years Ended December 31,
	2015		2014		2013
Rental income on operating leases	$2,152.5	14.08%	$2,093.0	14.41%	$1,897.4	15.22%
Depreciation on operating lease equipment	(640.5)	(4.19)%	(615.7)	(4.24)%	(540.6)	(4.33)%
Maintenance and other operating lease expenses	(231.0)	(1.51)%	(196.8)	(1.35)%	(163.1)	(1.31)%
Net operating lease revenue and %	$1,281.0	8.38%	$1,280.5	8.82%	$1,193.7	9.58%
Average Operating Lease Equipment (“AOL”)	$15,294.1		$14,524.4		$12,463.8

Net operating lease revenue was primarily generated from the commercial air and rail portfolios. Net operating lease revenue was essentially unchanged compared to the year-ago, as the benefit from growth in the portfolio was offset by lower rates, lower utilization and higher maintenance and other operating lease expenses.

Utilization was mixed compared to year end 2014; air utilization increased as all equipment was leased or under a commitment at year-end while rail utilization declined from 99% to 96%, reflecting pressures in demand for cars that transport crude, coal and steel, a trend that is expected to continue. All of the 15 aircraft scheduled for delivery in 2016 and approximately 55% of the total railcar order-book have lease commitments.

Depreciation on operating lease equipment mostly reflects transportation equipment balances and includes amounts related to impairments on equipment in the portfolio. Depreciation expense, while up in amount due to growth in the portfolio, was down slightly as a percentage of AOL from 2014. Once a long-lived asset is classified as assets held for sale, depreciation expense is no longer recognized, and the asset is evaluated for impairment with any such charge recorded in other income. (See “Non-interest Income — Impairment on assets held for sale” for discussion on impairment charges). Consequently, net operating lease revenue includes rental income on operating lease equipment classified as assets held for sale, but there is no related depreciation expense. The amount of suspended depreciation on operating lease equipment in assets held for sale totaled $26 million for 2015, $24 million for 2013 and $73 million for 2013. Operating lease equipment in assets held for sale totaled $93 million at December 31, 2015, $440 million at December 31, 2014 and $205 million at December 31, 2013.

Maintenance and other operating lease expenses primarily relate to the rail portfolio and to a lesser extent aircraft re-leasing. Maintenance and other operating lease expenses was up reflecting elevated transition costs on several aircraft, increased maintenance, freight and storage costs in rail and growth in the portfolios.

The factors noted above affecting rental income, depreciation, and maintenance and other operating lease expenses drove the net operating lease revenue as a percent of AOL.

Upon emergence from bankruptcy in 2009, CIT applied Fresh Start Accounting (“FSA”) in accordance with GAAP. The most significant remaining discount at December 31, 2015, related to operating lease equipment ($1.3 billion related to rail operating lease equipment and $0.6 billion to aircraft operating lease equipment). The discount on the operating lease equipment was, in effect, an impairment of the operating lease equipment upon emergence from bankruptcy, as the assets were recorded at their fair value, which was less than their carrying value. The recording of the FSA adjustment reduced the asset balances subject to depreciation and thus decreases depreciation expense over the remaining useful life of the operating lease equipment or until it is sold.

See “Expenses — Depreciation on operating lease equipment” and “Concentrations — Operating Leases” for additional information.

Item 7:  Management’s Discussion and Analysis

52    CIT ANNUAL REPORT 2015

CREDIT METRICS

Non-accrual loans were $268 million (0.85% of finance receivables), up from $161 million (0.82%) at December 31, 2014 and $241 million (1.29%) at December 31, 2013. Non-accrual loans rose in 2015 due mainly to an increase in the energy portfolio, partially offset by a reduction from the sales of portfolios. If oil prices remain at current levels, the energy portfolio could see additional downward credit migration. Our exposure to the energy industry is discussed in the Concentrations section. The change in the percentage reflects the impact of the acquired OneWest Bank assets, discussed below. Non-accruals are discussed further in this section.

Loans acquired in the OneWest Transaction were recorded at estimated fair value at the time of acquisition. Credit losses were included in the determination of estimated fair value and were effectively recorded as purchase accounting discounts on loans as part of the fair value of the finance receivables. For PCI loans, a portion of the discount attributable to embedded credit losses of both principal, which we refer to as “principal loss discount,” and future interest was recorded as a non-accretable discount and is utilized as such losses occur. Any incremental deterioration on these loans results in incremental provisions or charge-offs. Improvements, or an increase in forecasted cash flows in excess of the non-accretable discount, reduces any allowance on the loan established after the acquisition date. Once such allowance (if any) has been reduced, the non-accretable discount is reclassified to accretable discount and is recorded as finance income over the remaining life of the account. PCI loans are not included in non-accrual loans or in past-due loans. For non-PCI loans, an allowance for loan losses is established to the extent our estimate of inherent loss exceeds the remaining purchase accounting discount.

The provision for credit losses reflects loss adjustments related to loans recorded at amortized cost, off-balance sheet commitments, and indemnification agreements. In conjunction with the OneWest Transaction, the provision for credit losses also includes the impact of the mirror accounting principal related to the indemnification agreements. The amount was not significant since the acquisition date, and is included in ‘Other’ in the table below. The provision for credit losses was $161 million for the current year, up from $100 million in 2014 and $65 million in 2013. The provision for credit losses reflected the reserve build on loan growth and an increase in the reserve resulting from the recognition of purchase accounting accretion on loans. The purchase accounting accretion, in effect, increases the carrying value of the non-PCI loan, thus requiring a higher reserve. In addition, the provision was elevated due to increases in reserves related to the energy sector, and to a lesser extent the maritime portfolios, and from the establishment of reserves on certain acquired non-credit impaired loans in the initial period post acquisition.

Net charge-offs were $138 million (0.55% as a percentage of average finance receivables) in 2015, up from $99 million (0.52%) in 2014 and $81 million (0.44%) in 2013. Net charge-offs include $73 million in 2015, $43 million in 2014, and $39 million in 2013 related to the transfer of receivables to assets held for sale. Absent AHFS transfer related charge-offs, net charge-offs were 0.25%, 0.29% and 0.23% for the years ended December 31, 2015, 2014 and 2013, respectively. Recoveries of $28 million were flat with 2014 and down from $58 million in 2013.

CIT ANNUAL REPORT 2015    53

The following table presents detail on our allowance for loan losses, including charge-offs and recoveries and provides summarized components of the provision and allowance:

Allowance for Loan Losses and Provision for Credit Losses (dollars in millions)

	Years ended December 31,
	2015	2014	2013	2012	2011
Allowance – beginning of period	$346.4	$356.1	$379.3	$407.8	$416.2
Provision for credit losses(1)	160.5	100.1	64.9	51.4	269.7
Other(1)	(9.1)	(10.7)	(7.4)	(5.8)	(12.9)
Net additions	151.4	89.4	57.5	45.6	256.8
Gross charge-offs(2)	(166.0)	(127.5)	(138.6)	(141.7)	(368.8)
Recoveries	28.4	28.4	57.9	67.6	103.6
Net Charge-offs	(137.6)	(99.1)	(80.7)	(74.1)	(265.2)
Allowance – end of period	$360.2	$346.4	$356.1	$379.3	$407.8
Provision for credit losses
Specific reserves on impaired loans	$15.4	$(18.0)	$(14.8)	$(9.4)	$(66.7)
Non-specific reserves	7.5	19.0	(1.0)	(13.3)	71.2
Net charge-offs	137.6	99.1	80.7	74.1	265.2
Total	$160.5	$100.1	$64.9	$51.4	$269.7
Allowance for loan losses
Specific reserves on impaired loans	$27.8	$12.4	$30.4	$45.2	$54.6
Non-specific reserves	332.4	334.0	325.7	334.1	353.2
Total	$360.2	$346.4	$356.1	$379.3	$407.8
Ratio
Allowance for loan losses as a percentage of total loans	1.14%	1.78%	1.91%	2.21%	2.68%
Allowance for loan losses as a percent of finance receivable/Commercial	1.42%	1.78%	1.91%	2.21%	2.68%
Allowance for loan losses plus principal loss discount as a percent of finance receivables (before the principal loss discount)/Commercial	1.80%	1.78%	1.91%	2.21%	2.68%
Allowance for loan losses plus principal loss discount as a percent of finance receivables (before the principal loss discount)/Consumer	8.89%	–	–	–	–

(1)	The provision for credit losses includes amounts related to reserves on unfunded loan commitments, unused letters of credit, and for deferred purchase agreements, all of which are reflected in other liabilities. The items included in other liabilities totaled $43 million, $35 million, $28 million, $23 million and $22 million at December 31, 2015, 2014, 2013, 2012 and 2011, respectively. In addition, for the year ended December 31, 2015, the provision also includes the impact of the mirror accounting principal related to the indemnification agreements. Other includes amounts in the provision for credit losses that do not relate to the allowance for loan losses, and include the previously mentioned items.

(2)	Gross charge-offs included $73 million, $43 million, and $39 million of charge-offs related to the transfer of receivables to assets held for sale for the years ended December 31, 2015, 2014 and 2013, respectively. Prior year amounts were not significant.

The allowance for loan losses (“ALLL”) was $360 million (1.14% of finance receivables, 1.35% excluding loans subject to loss sharing agreements with the FDIC) at December 31, 2015. The increase in the allowance from the prior year reflects the reserve build on new loans and on certain acquired non-credit impaired loans.

In addition, we continuously update the allowance as we monitor credit quality within industry sectors. For instance, the pressures during the year in oil related sectors of energy industries caused increases in specific allowances on certain loans and, along with exposures to certain maritime sectors, also an increase to the non-specific allowance due to lower credit quality. The impact of lower oil and natural gas prices on the energy related sectors of Rail are reflected in lower utilization rates and lease rates for tank cars, sand cars and coal cars, not in non-accrual loans, provision for credit losses, or net charge-offs, since it is primarily an operating lease portfolio, not a loan portfolio.

Our exposure to oil and gas extraction services approximated $1.0 billion at December 31, 2015, or approximately 3% and 4% of total loans and commercial loans, respectively. Approximately 50% of the portfolio is related to exploration and production activities, with the majority of the portfolio secured by traditional reserve-based lending assets, working capital assets and long-

Item 7:  Management’s Discussion and Analysis

54    CIT ANNUAL REPORT 2015

lived fixed assets. Reserve strengthening in this portfolio contributed to both the increase in provision from prior years and the increase in ALLL to loans in the Commercial portfolio. Including both reserves and marks from the acquisition accounting on the OWB portfolio, the loss coverage approximated 10% at December 31, 2015. If oil prices remain at current levels, we could see additional downward credit migration.

The decline in the percentage of allowance to finance receivables reflects the OneWest Bank acquisition, which added $13.6 billion of loans at fair value with no related allowance at the time of acquisition. Including the impact of the principal loss discount on credit impaired loans, which is essentially a reserve for credit losses on the discounted loans, the commercial loan allowance to finance receivables was 1.80%. The consumer loans ratio including the principal loss discount on credit impaired loans was 8.89% at December 31, 2015, as most of the consumer loans purchased were credit impaired and are partially covered by loss share agreements with the FDIC.

In the previous table, we included new allowance metrics to assist in detailing the impact of the acquired portfolio on our ALLL coverage ratio given the impact of adding the OneWest Bank portfolio at fair value and the addition of consumer loans.

Due to the OneWest Bank acquisition, we updated our reserving policies to accommodate the additional asset classes. See Note 1 — Business and Summary of Significant Accounting Policies for discussion on policies relating to the allowance for loan losses and Note 4 — Allowance for Loan Losses for additional segment related data in Item 8 Financial Statements and Supplementary Data and Critical Accounting Estimates for further analysis of the allowance for credit losses.

Segment Finance Receivables and Allowance for Loan Losses (dollars in millions)

	Finance Receivables	Allowance for Loan Losses	Net Carrying Value
December 31, 2015
North America Banking	$22,701.1	$(314.2)	$22,386.9
Transportation & International Finance	3,542.1	(39.4)	3,502.7
Legacy Consumer Mortgages	5,428.5	(6.6)	5,421.9
Total	$31,671.7	$(360.2)	$31,311.5
December 31, 2014
North America Banking	$15,936.0	$(299.6)	$15,636.4
Transportation & International Finance	3,558.9	(46.8)	3,512.1
Non-Strategic Portfolio	0.1	–	0.1
Total	$19,495.0	$(346.4)	$19,148.6
December 31, 2013
North America Banking	$14,693.1	$(303.8)	$14,389.3
Transportation & International Finance	3,494.4	(46.7)	3,447.7
Non-Strategic Portfolio	441.7	(5.6)	436.1
Total	$18,629.2	$(356.1)	$18,273.1
December 31, 2012
North America Banking	$13,084.4	$(293.7)	$12,790.7
Transportation & International Finance	2,556.5	(44.3)	2,512.2
Non-Strategic Portfolio	1,512.2	(41.3)	1,470.9
Total	$17,153.1	$(379.3)	$16,773.8
December 31, 2011
North America Banking	$11,894.7	$(309.8)	$11,584.9
Transportation & International Finance	1,848.1	(36.3)	1,811.8
Non-Strategic Portfolio	1,483.0	(61.7)	1,421.3
Total	$15,225.8	$(407.8)	$14,818.0

CIT ANNUAL REPORT 2015    55

The following table presents charge-offs, by class. See Results by Business Segment for additional information.

Charge-offs as a Percentage of Average Finance Receivables (dollars in millions)

	2015		2014		2013		2012		2011
Gross Charge-offs
Aerospace	$1.0	0.06%	$0.7	0.05%	$–	–	$0.9	0.08%	$1.1	0.13%
Maritime	0.7	0.05%	–	–	–	–	–	–	–	–
International Finance	33.6	8.10%	44.1	3.34%	26.0	1.76%	14.8	1.50%	16.9	2.48%
Transportation & International Finance(1)	35.3	0.98%	44.8	1.25%	26.0	0.84%	15.7	0.71%	18.0	1.06%
Commercial Banking	62.8	0.77%	29.7	0.42%	21.9	0.33%	37.8	0.61%	147.9	2.58%
Equipment Finance	60.5	1.31%	35.8	0.84%	32.0	0.82%	52.5	1.44%	125.8	3.03%
Commercial Real Estate	–	–	–	–	–	–	–	–	6.7	35.14%
Commercial Services	6.2	0.26%	9.7	0.41%	4.4	0.19%	8.6	0.36%	21.1	0.85%
North America Banking(2)	129.5	0.68%	75.2	0.49%	58.3	0.42%	98.9	0.80%	301.5	2.44%
Legacy Consumer Mortgages	1.2	0.05%	–	–	–	–	–	–	–	–
Non-Strategic Portfolio(3)	–	–	7.5	4.91%	54.3	4.82%	27.1	1.81%	49.3	3.23%
Total	$166.0	0.67%	$127.5	0.67%	$138.6	0.76%	$141.7	0.88%	$368.8	2.36%
Recoveries
Aerospace	$0.2	0.01%	$0.2	0.02%	$1.1	0.09%	$–	–	$0.1	0.01%
International Finance	8.3	2.00%	6.9	0.53%	8.0	0.54%	8.7	0.88%	5.8	0.85%
Transportation & International Finance(1)	8.5	0.23%	7.1	0.19%	9.1	0.29%	8.7	0.39%	5.9	0.35%
Commercial Banking	3.7	0.05%	0.5	0.01%	8.0	0.12%	8.3	0.13%	22.4	0.39%
Equipment Finance	13.8	0.30%	16.4	0.38%	24.0	0.61%	30.3	0.83%	42.9	1.03%
Commercial Real Estate	–	–	–	–	–	–	–	–	4.0	20.89%
Commercial Services	1.5	0.06%	2.1	0.09%	7.8	0.33%	7.8	0.33%	10.9	0.44%
North America Banking(2)	19.0	0.10%	19.0	0.13%	39.8	0.29%	46.4	0.38%	80.2	0.65%
Legacy Consumer Mortgages	0.9	0.04%	–	–	–	–	–	–	–	–
Non-Strategic Portfolio(3)	–	–	2.3	1.44%	9.0	0.81%	12.5	0.83%	17.5	1.15%
Total	$28.4	0.12%	$28.4	0.15%	$57.9	0.32%	$67.6	0.42%	$103.6	0.66%
Net Charge-offs
Aerospace	$0.8	0.05%	$0.5	0.03%	$(1.1)	-0.09%	$0.9	0.08%	$1.0	0.12%
Maritime	0.7	0.05%	–	–	–	–	–	–	–	–
International Finance	25.3	6.10%	37.2	2.81%	18.0	1.22%	6.1	0.62%	11.1	1.63%
Transportation & International Finance(1)	26.8	0.75%	37.7	1.06%	16.9	0.55%	7.0	0.32%	12.1	0.71%
Commercial Banking	59.1	0.72%	29.2	0.41%	13.9	0.21%	29.5	0.48%	125.5	2.19%
Equipment Finance	46.7	1.01%	19.4	0.46%	8.0	0.21%	22.2	0.61%	82.9	2.00%
Commercial Real Estate	–	–	–	–	–	–	–	–	2.7	14.25%
Commercial Services	4.7	0.20%	7.6	0.32%	(3.4)	-0.14%	0.8	0.03%	10.2	0.41%
North America Banking(2)	110.5	0.58%	56.2	0.36%	18.5	0.13%	52.5	0.42%	221.3	1.79%
Legacy Consumer Mortgages	0.3	0.01%	–	–	–	–	–	–	–	–
Non-Strategic Portfolio(3)	–	–	5.2	3.47%	45.3	4.01%	14.6	0.98%	31.8	2.08%
Total	$137.6	0.55%	$99.1	0.52%	$80.7	0.44%	$74.1	0.46%	$265.2	1.70%

(1)	TIF charge-offs for 2015, 2014 and 2013 included approximately $27 million, $18 million and $2 million, respectively, related to the transfer of receivables to assets held for sale.

(2)	NAB charge-offs for 2015, 2014 and 2013 included approximately $46 million, $18 million and $5 million, respectively, related to the transfer of receivables to assets held for sale.

(3)	NSP charge-offs for 2015, 2014 and 2013 included approximately $0, $7 million and $32 million, respectively, related to the transfer of receivables to assets held for sale.

Item 7:  Management’s Discussion and Analysis

56    CIT ANNUAL REPORT 2015

Net charge-offs had trended lower through 2012. Then in conjunction with strategic initiatives, transfers of portfolios to assets held for sale increased the balances beginning in 2013. This trend continued into 2015, with significant charge-offs recorded on the transfers to AHFS of the Canada (NAB) and China (TIF) portfolios, along with certain asset sales in NAB. Excluding assets transferred to held for sale, net charge-offs were $65 million, up from $56 million and $42 million for 2014 and 2013, respectively, reflecting an increase in the energy portfolio in NAB.

Recoveries remained relatively low in 2015. Charge-offs associated with AHFS do not generate future recoveries as the loans are generally sold before recoveries can be realized and any gains on sales are reported in other income.

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

Non-accrual and Accruing Past Due Loans at December 31 (dollars in millions)

	2015	2014	2013	2012	2011
Non-accrual loans
U.S.	$185.3	$71.9	$176.3	$273.1	$623.6
Foreign	82.4	88.6	64.4	57.0	77.8
Non-accrual loans	$267.7	$160.5	$240.7	$330.1	$701.4
Troubled Debt Restructurings
U.S.	$25.2	$13.8	$218.0	$263.2	$427.5
Foreign	15.0	3.4	2.9	25.9	17.7
Restructured loans	$40.2	$17.2	$220.9	$289.1	$445.2
Accruing loans past due 90 days or more
Accruing loans past due 90 days or more	$15.8	$10.3	$9.9	$3.4	$2.2

Segment Non-accrual Loans as a Percentage of Finance Receivables at December 31 (dollars in millions)

	2015		2014		2013
Commercial Banking	$131.5	1.39%	$30.9	0.45%	$83.8	1.23%
Equipment Finance	65.4	1.49%	70.0	1.48%	59.4	1.47%
Commercial Real Estate	3.6	0.07%	–	–	–	–
Commercial Services	–	–	–	–	4.2	0.19%
Consumer Banking	0.4	0.03%	–	–	–	–
North America Banking	200.9	0.88%	100.9	0.63%	147.4	1.00%
Aerospace	15.4	0.87%	0.1	0.01%	14.3	0.86%
International Finance	46.6	NM	37.1	5.93%	21.0	1.21%
Transportation & International Finance	62.0	1.75%	37.2	1.05%	35.3	1.01%
Legacy Consumer Mortgages	4.8	0.09%	–	–	–	–
Non-Strategic Portfolio	–	–	22.4	NM	58.0	13.14%
Total	$267.7	0.85%	$160.5	0.82%	$240.7	1.29%

NM — not meaningful; Non-accrual loans include loans held for sale. The December 31, 2014 Non-Strategic Portfolios and the December 31, 2015 International Finance amounts reflected non-accrual loans held for sale; since portfolio loans were insignificant, no % is displayed.

Non-accrual loans rose in 2015, with energy related accounts driving the increase in Commercial Banking, partially offset by a reduction from the sales of international platforms, including Mexico and Brazil. Real estate owned as a result of foreclosures of secured mortgage loans was $122 million at December 31, 2015, recorded in the LCM segment acquired with the OneWest Bank transaction. Non-accrual loans remained at low levels during 2014. The improvements in 2014 reflect the relatively low levels of new non-accruals, the resolution of a small number of larger accounts in Commercial Banking and the sale of the Small Business Lending unit in NSP. The entire NSP portfolio at December 2014 was classified as held for sale making the percentage of finance receivables not meaningful while the 2013 NSP non-accruals included $40 million related to accounts in held for sale resulting in an increase of non-accruals as a percentage of finance receivables.

Approximately 61% of our non-accrual accounts were paying currently compared to 54% at December 31, 2014. Our impaired loan carrying value (including PAA discount, specific reserves and charge-offs) to estimated outstanding unpaid principal balances

CIT ANNUAL REPORT 2015    57

approximated 87%, compared to 68% at December 31, 2014. For this purpose, impaired loans are comprised principally of non-accrual loans over $500,000 and TDRs.

Total delinquency (30 days or more) was 1.1% of finance receivables at December 31, 2015, compared to 1.7% at December 31, 2014 due primarily to the increase in finance receivables due to the OneWest acquisition.

Foregone Interest on Non-accrual Loans and Troubled Debt Restructurings (dollars in millions)

	Years Ended December 31
	2015			2014			2013
	U.S.	Foreign	Total	U.S.	Foreign	Total	U.S.	Foreign	Total
Interest revenue that would have been earned at original terms	$23.7	$9.8	$33.5	$22.8	$12.4	$35.2	$52.9	$12.4	$65.3
Less: Interest recorded	(5.9)	(3.2)	(9.1)	(6.7)	(4.2)	(10.9)	(18.4)	(4.2)	(22.6)
Foregone interest revenue	$17.8	$6.6	$24.4	$16.1	$8.2	$24.3	$34.5	$8.2	$42.7

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

The tables that follow reflect loan carrying values of accounts that have been modified, excluding PCI loans.

Troubled Debt Restructurings and Modifications at December 31 (dollars in millions)

	2015		2014		2013
		% Compliant		% Compliant		% Compliant
Troubled Debt Restructurings
Deferral of principal and/or interest	$5.4	99%	$6.0	96%	$194.6	99%
Covenant relief and other	34.8	88%	11.2	83%	26.3	74%
Total TDRs	$40.2	90%	$17.2	88%	$220.9	96%
Percent non accrual	63%		75%		33%
Modifications(1)
Extended maturity	$0.2	100%	$0.1	100%	$14.9	37%
Covenant relief	23.1	83%	70.9	100%	50.6	100%
Interest rate increase	9.3	100%	25.1	100%	21.8	100%
Other	218.4	100%	58.3	100%	62.6	87%
Total Modifications	$251.0	98%	$154.4	100%	$149.9	89%
Percent non-accrual	16%		10%		23%

(1)	Table depicts the predominant element of each modification, which may contain several of the characteristics listed.

The increase in modifications reflects the addition of a few larger accounts.

Purchased Credit-Impaired Loans

PCI loan portfolios were initially recorded at estimated fair value with no allowance for loan losses carried over, since the initial fair values reflected credit losses expected to be incurred over the remaining lives of the loans. The acquired loans are subject to the Company’s internal credit review.

PCI loans, TDRs and other credit quality information is included in Note 3 — Loans in Item 8. Financial Statements and Supplementary Data. See also Note 1 — Business and Summary of Significant Accounting Policies in Item 8. Financial Statements and Supplementary Data.

Item 7:  Management’s Discussion and Analysis

58    CIT ANNUAL REPORT 2015

NON-INTEREST INCOME

As presented in the following table, Non-interest Income includes Rental Income on Operating Leases and Other Income. Other income was impacted by the inclusion of OneWest Bank activity for five months during 2015. The following discussion is on a consolidated basis; Non-interest income is also discussed in each of the individual segments in Results By Business Segment.

Non-interest Income (dollars in millions)

	Years Ended December 31,
	2015	2014	2013
Rental income on operating leases	$2,152.5	$2,093.0	$1,897.4
Other Income:
Factoring commissions	116.5	120.2	122.3
Fee revenues	108.6	93.1	101.5
Gains on sales of leasing equipment	101.1	98.4	130.5
Gain on investments	0.9	39.0	8.2
Loss on OREO sales	(5.4)	–	–
Net (losses) gains on derivatives and foreign currency exchange	(32.9)	(37.8)	1.0
(Loss) gains on loan and portfolio sales	(47.3)	34.3	48.8
Impairment on assets held for sale	(59.6)	(100.7)	(124.0)
Other revenues	37.6	58.9	93.0
Total other income	219.5	305.4	381.3
Total non-interest income	$2,372.0	$2,398.4	$2,278.7

Non-interest Income includes Rental Income on Operating Leases and Other Income.

Rental income on operating leases from equipment we lease is generated largely in the TIF segment and recognized principally on a straight line basis over the lease term. Rental income is discussed in “Net Finance Revenues” and “Results by Business Segment”. See also Note 6 — Operating Lease Equipment in Item 8 Financial Statements and Supplementary Data for additional information on operating leases.

Other income declined in 2015 and 2014 reflecting the following:

Factoring commissions declined slightly, reflecting the change in the underlying portfolio mix and a decline in factoring volume. Factoring volume was $25.8 billion in 2015, a decrease from $26.7 billion in 2014 and comparable to $25.7 billion for 2013.

Fee revenues include fees on lines of credit and letters of credit, capital markets-related fees, agent and advisory fees, and servicing fees for the assets that we sell, but for which we retain servicing. As a result of the acquisition, banking fee products expanded and included items such as cash management fees and account fees but had little impact in the year. Fee revenues are mainly driven by our NAB segment.

Gains on sales of leasing equipment resulted from the sale of approximately $1.2 billion of leasing equipment in each of 2015, 2014 and 2013. Gains as a percentage of equipment sold in 2015 approximated the prior year and decreased from the 2013 percentage and will vary based on the type and age of equipment sold. Equipment sales for 2015 included $0.9 billion in TIF assets, and $0.3 billion in NAB assets. Equipment sales for 2014 included $0.8 billion in TIF and over $0.3 billion in NAB. Equipment sales for 2013 included $0.9 billion in TIF assets and $0.3 billion in NAB assets. TIF sold approximately $450 million and $330 million of aircraft to TC-CIT Aviation, a joint venture with Century Tokyo Leasing, in 2015 and 2014, respectively.

Gains on investments primarily reflected sales of equity investments that were received as part of a lending transaction or, in some cases, a workout situation. The gains were mostly in NAB.

Loss on OREO sales reflects adjustments to the carrying value of Other Real Estate Owned (OREO) assets. OREO properties were acquired in the OneWest Transaction and pertain to foreclosures in the mortgage portfolios.

(Losses) gains on derivatives and foreign currency exchange includes transactional foreign currency movements that resulted in losses of $112 million in 2015 driven by the strengthening of the U.S. currency against the Canadian dollar, Euro and U.K. Pound Sterling, losses of $133 million in 2014, and losses of $14 million in 2013. The impact of these transactional foreign currency movements was offset by gains of $121 million in 2015, $124 million in 2014 and $20 million in 2013 on derivatives that economically hedge foreign currency movements and other exposures.

Valuation of the derivatives within the GSI facility resulted in losses of $30 million in 2015, $15 million for 2014, and $4 million for 2013. The increases primarily reflected the higher unused portion of the facility.

In addition, there were losses of $12 million, $14 million and $1 million in 2015, 2014 and 2013, respectively, on the realization of cumulative translation adjustment (“CTA”) amounts from AOCI due to translational adjustments related to liquidating entities. As of December 31, 2015, there was approximately $10 million of CTA losses included in accumulated other comprehensive loss in

CIT ANNUAL REPORT 2015    59

the Consolidated Balance Sheet related to the U.K., which was sold in January 2016. In conjunction with the closing of the transactions, certain CTAs will be recognized as a reduction to income, with the pre-tax amount charged to other income and the tax effect in the provision for income taxes. The CTA amounts will fluctuate until the transactions are completed. For additional information on the impact of derivatives on the income statement, refer to Note 11 — Derivative Financial Instruments in Item 8 Financial Statements and Supplementary Data.

(Losses) gains on loan and portfolio sales in 2015 were significantly impacted by $69 million of losses in NSP, primarily due to the realization of CTA losses of approximately $70 million related to the sales of the Mexico and Brazil businesses, partially offset by gains on sales volume of $0.8 billion in NAB, and a small amount in TIF. The prior year sales volume totaled $1.4 billion, which included $0.5 billion in each of TIF and NAB and over $0.4 billion in NSP. TIF activity in 2014 was primarily due to the sale of the U.K. corporate lending portfolio (gain of $11 million) and 2014 NSP sales were primarily due to the SBL sale (gains on which were minimal). The 2013 sales volume totaled $0.9 billion, which included $0.6 billion in NSP, and over $0.1 billion in both NAB and TIF. Over 80% of 2013 gains related to NSP and included gains from the sale of the Dell Europe portfolio.

Impairment on assets held for sale in 2015 were driven by charges on the Mexico and Brazil portfolios held for sale in NSP, the transfer of the Canada portfolio to AHFS and an impairment of associated goodwill in NAB, and international portfolios in TIF. Impairment charges in 2014 included $70 million for NSP identified as subscale platforms and $31 million from TIF. In 2014 TIF charges include over $19 million related to commercial aircraft operating lease equipment held for sale and the remainder related to the transfer of the U.K. portfolio to AHFS. The 2013 amount included $105 million of charges related to NSP and $19 million for TIF operating lease equipment (mostly aerospace related). NSP activity included $59 million of charges related to the Dell Europe portfolio operating lease equipment and the remaining 2013 NSP impairment related mostly to the international platform rationalization. Impairment charges are also recorded on operating lease equipment in AHFS. When an operating lease asset is classified as held for sale, depreciation expense is suspended and the asset is evaluated for impairment with any such charge recorded in other income. (See Other Expenses for related discussion on depreciation on operating lease equipment.)

Other revenues included items that are more episodic in nature, such as gains on work-out related claims, proceeds received in excess of carrying value on non-accrual accounts held for sale, which were repaid or had another workout resolution, insurance proceeds in excess of carrying value on damaged leased equipment, and income from joint ventures. The 2013 amount included gains on workout related claims of $19 million in NAB and $13 million in TIF. Other revenue also includes certain recoveries not part of the provision for credit losses, which totaled $17 million in 2015, $20 million in 2014 and $22 million in 2013. The prior year balances also include accretion of a counterparty receivable of $11 million in 2014 and $9 million in 2013.

Item 7:  Management’s Discussion and Analysis

60    CIT ANNUAL REPORT 2015

EXPENSES

As discussed below, certain operating expenses were impacted by the inclusion of OneWest Bank activity for five months during 2015.

Non-Interest Expense (dollars in millions)

	Years Ended December 31,
	2015	2014	2013
Depreciation on operating lease equipment	$640.5	$615.7	$540.6
Maintenance and other operating lease expenses	231.0	196.8	163.1
Operating expenses:
Compensation and benefits	594.0	533.8	535.4
Professional fees	141.0	80.6	69.1
Technology	109.8	85.2	83.3
Net occupancy expense	50.7	35.0	35.3
Advertising and marketing	31.3	33.7	25.2
Other	170.0	140.7	185.0
Operating expenses, excluding restructuring costs and intangible asset amortization	1,096.8	909.0	933.3
Provision for severance and facilities exiting activities	58.2	31.4	36.9
Intangible assets amortization	13.3	1.4	–
Total operating expenses	1,168.3	941.8	970.2
Loss on debt extinguishments	2.6	3.5	–
Total non-interest expenses	$2,042.4	$1,757.8	$1,673.9
Headcount	4,900	3,360	3,240
Operating expenses excluding restructuring costs and intangible asset amortization as a % of AEA(1)	2.25%	2.23%	2.48%
Net efficiency ratio(2)	57.4%	52.7%	52.7%

(1)	Operating expenses excluding restructuring costs and intangible asset amortization as a % of AEA is a non-GAAP measure; see “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

(2)	Net efficiency ratio is a non-GAAP measurement used by management to measure operating expenses (before restructuring costs and intangible amortization) to the level of total net revenues. See “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

Depreciation on operating lease equipment is recognized on owned equipment over the lease term or estimated useful life of the asset. Depreciation expense is primarily driven by the TIF operating lease equipment portfolio, which includes long-lived assets such as aircraft and railcars. To a lesser extent, depreciation expense includes amounts on smaller ticket equipment, such as office equipment. Impairments recorded on equipment held in portfolio are reported as depreciation expense. AHFS also impacts the balance, as depreciation expense is suspended on operating lease equipment once it is transferred to AHFS. The trend of increasing depreciation expense reflects the growing portfolio of operating lease equipment. Depreciation expense is discussed further in “Net Finance Revenues,” as it is a component of our asset margin. See “Non-interest Income” for impairment charges on operating lease equipment classified as held for sale.

Maintenance and other operating lease expenses primarily relate to equipment ownership and leasing costs in TIF. The majority of the maintenance expenses are related to the railcar fleet, while the majority of operating lease expenses are related to aircraft. CIT Rail provides railcars primarily pursuant to full-service lease contracts under which CIT Rail as lessor is responsible for railcar maintenance and repair. Maintenance expenses on railcars increased in 2015 on the growing portfolio with increased costs associated with end of lease railcar returns and increased Railroad Interchange repair expenses.

Under our aircraft leases, the lessee is generally responsible for normal maintenance and repairs, airframe and engine overhauls, compliance with airworthiness directives, and compliance with return conditions of aircraft on lease. As a result, aircraft operating lease expenses primarily relate to transition costs incurred in connection with re-leasing an aircraft. In Aerospace, during the 2015 fourth quarter a few aircraft were returned that required higher transition costs to be incurred to re-lease aircraft.

The increase in maintenance and other operating lease expenses in 2014 from 2013 reflected the growing rail portfolio.

Operating expenses increased in 2015, mostly reflecting the acquisition of OneWest Bank and the associated five months of expenses. In addition, 2015 included elevated transaction costs to close the acquisition (included primarily in professional fees) and an increase in FDIC insurance costs resulting from the acquisition, partially offset by savings from the completion of the Mexico business sale in 2015. We anticipate certain expenses, such as compensation and benefits, will increase in 2016 as this will include an entire year of OneWest Bank employees, as com-

CIT ANNUAL REPORT 2015    61

pared to five months in the current year. Operating expenses decreased in 2014 from 2013, due to the 2013 Tyco International Ltd. (“Tyco”) tax agreement settlement charge of $50 million, discussed below in Other expenses. Absent that charge, operating expenses increased by 2%, which included integration costs and additional employee costs related to the Direct Capital and Nacco acquisitions.

Operating expenses reflect the following changes:

(1)	Compensation and benefits increased in 2015, reflecting the impact of the net increase of 1,540 employees, primarily associated with the OneWest Bank acquisition. Operating expenses had decreased in 2014 as progress on various expense initiatives was partly offset by increased costs related to the acquisitions. Headcount was up in 2015 as noted above, while also up at December 31, 2014, driven by the Direct Capital and Nacco acquisitions. See Note 20 — Retirement, Postretirement and Other Benefit Plans in Item 8. Financial Statements and Supplementary Data.

(2)	Professional fees include legal and other professional fees, such as tax, audit, and consulting services. The 2015 and 2014 increases resulted from acquisitions, including $24 million in transaction costs in the 2015 third quarter related to the OneWest Transaction, additional other integration related costs, and exits of our non-strategic portfolios.

(3)	Technology costs increased in 2015, primarily reflecting amounts incurred to integrate OneWest Bank.

(4)	Net Occupancy expenses were up in 2015 reflecting the added costs associated with OneWest Bank, which included 70 branch locations.

(5)	Advertising and marketing expenses include costs associated with raising deposits. Bank advertising and marketing costs have increased in conjunction with the growth of CIT Bank. Advertising and marketing costs in the Bank totaled $22 million in 2015, $25 million in 2014, and $15 million in 2013.

(6)	Provision for severance and facilities exiting activities reflects costs associated with various organization efficiency initiatives. Restructuring costs in 2015 mostly relate to severance related to streamlining the senior management structure, mainly the result of the OneWest Bank acquisition. The 2014 charges were primarily severance costs related to the termination of approximately 150 employees. The facility exiting activities were minor in comparison. See Note 27 — Severance and Facility Exiting Liabilities for additional information in Item 8. Financial Statements and Supplementary Data.

(7)	Amortization of intangible assets increased, primarily reflecting five months of amortization of the intangible assets recorded in the OneWest Bank acquisition. See Note 26 — Goodwill and Intangible Assets in Item 8. Financial Statements and Supplementary Data, which displays the intangible assets by type and segment, and describes the accounting methodologies.

(8)	Other expenses include items such as travel and entertainment, insurance, FDIC costs, office equipment and supplies costs and taxes other than income taxes. Other expenses increased in 2015 primarily due to five months of OneWest Bank activity and declined in 2014 primarily due to the 2013 $50 million expense for the Tyco tax agreement settlement. In 2014, other expenses also include increased Bank deposit insurance costs.

Loss on debt extinguishments for 2014 primarily related to early extinguishments of unsecured debt maturing in February 2015.

INCOME TAXES

Income Tax Data (dollars in millions)

	Years Ended December 31,
	2015	2014	2013
Provision for income taxes, before discrete items	$135.8	$47.4	$54.4
Discrete items	(624.2)	(445.3)	29.5
Provision for income taxes	$(488.4)	$(397.9)	$83.9
Effective tax rate	(84.5)%	(58.4)%	11.4%

The Company’s 2015 income tax benefit from continuing operations is $488.4 million. This compares to an income tax benefit of $397.9 million in 2014 and an income tax provision of $83.9 million in 2013. The income tax provision before impact of discrete items was higher this year, as compared to the prior years, primarily the consequence of the partial release of the domestic valuation allowance on the net deferred tax assets (“DTA”) in 2014 resulting in the recognition in 2015 of deferred federal and state income tax expense on domestic earnings. The current year tax provision reflected federal and state income taxes in the U.S. as well as taxes on earnings of certain international operations. Included in the discrete tax benefit of $624.2 million for the current year is:

-	$647 million tax benefit corresponding to a reduction to the U.S. federal DTA valuation allowance after considering the impact on earnings of the OneWest acquisition to support the Company’s ability to utilize the U.S. federal net operating losses,

-	$29 million tax expense including interest and penalties related to an uncertain tax position taken on certain prior year international tax returns,

Item 7:  Management’s Discussion and Analysis

62    CIT ANNUAL REPORT 2015

-	$28 million tax expense related to establishment of domestic and international deferred tax liabilities due to Management’s decision to no longer assert its intent to indefinitely reinvest its unremitted earnings in China,

-	$18 million tax benefit including interest and penalties related to changes in uncertain tax positions from resolution of open tax matters and closure of statutes, and

-	$9 million tax benefit corresponding to a reduction of certain tax reserves upon the receipt of a favorable tax ruling on an uncertain tax position taken on prior years’ tax returns.

The 2014 income tax provision of $47.4 million, excluding discrete items, reflected income tax expense on the earnings of certain international operations and state income tax expense in the U.S. Included in the prior year net discrete tax benefits of $445.3 million was a $375 million tax benefit relating to the reduction to the U.S. net federal DTA valuation allowance, a $44 million reduction to the valuation allowances on certain international net DTAs and approximately a $30 million tax benefit related to an adjustment to the U.S. federal and state valuation allowances due to the acquisition of Direct Capital, offset partially by other miscellaneous net tax expense items.

The 2013 income tax provision of $83.9 million reflected income tax expense on the earnings of certain international operations and state income tax expense in the U.S. Included in the 2013 tax provision was approximately $30 million of net discrete tax expense that primarily related to the establishment of valuation allowances against certain international net DTAs due to certain international platform rationalizations, and deferred tax expense due to the sale of a leverage lease. The discrete tax expense items were partially offset by incremental tax benefits associated with favorable settlements of prior year international tax audits.

The change in the effective tax rate each period is impacted by a number of factors, including the relative mix of domestic and international earnings, adjustments to the valuation allowances, and discrete items. The actual year-end 2015 effective tax rate may vary from near term future periods due to the changes in these factors.

The determination of whether or not to maintain the valuation allowances on certain reporting entities’ DTAs requires significant judgment and an analysis of all positive and negative evidence to determine whether it is more likely than not that these future benefits will be realized. ASC 740-10-30-18 states that “future realization of the tax benefit of an existing deductible temporary difference or NOL carry-forward ultimately depends on the existence of sufficient taxable income within the carryback and carry-forward periods available under the tax law.” As such, the Company considered the following potential sources of taxable income in its assessment of a reporting entity’s ability to recognize its net DTA:

-	Taxable income in carryback years,

-	Future reversals of existing taxable temporary differences (deferred tax liabilities),

-	Prudent and feasible tax planning strategies, and

-	Future taxable income forecasts.

Through the second quarter of 2014, the Company generally maintained a full valuation allowance against its net DTAs. During the third quarter of 2014, management concluded that it was more likely than not that the Company will generate sufficient future taxable income within the applicable carry-forward periods to realize $375 million of its U.S. net federal DTAs. This conclusion was reached after weighing all of the evidence and determining that the positive evidence outweighed the negative evidence, which included consideration of:

-	The U.S. group transitioned into a 3-year (12 quarter) cumulative normalized income position in the third quarter of 2014, resulting in the Company’s ability to significantly increase the reliance on future taxable income forecasts.

-	Management’s long-term forecast of future U.S. taxable income supporting partial utilization of the U.S. federal NOLs prior to their expiration, and

-	U.S. federal NOLs not expiring until 2027 through 2033.

The forecast of future taxable income for the Company reflects a long-term view of growth and returns that management believes is more likely than not of being realized.

For the U.S. state valuation allowance, the Company analyzed the state net operating loss carry-forwards for each reporting entity to determine the amounts that are expected to expire unused. Based on this analysis, it was determined that the existing valuation allowance was still required on the U.S. state DTAs on net operating loss carry-forwards. Accordingly, no discrete adjustment was made to the U.S. State valuation allowance in 2014. The negative evidence supporting this conclusion was as follows:

-	Certain separate U.S. state filing entities remaining in a three year cumulative loss, and

-	State NOLs expiration periods varying in time.

Additionally, during 2014, the Company reduced the U.S. federal and state valuation allowances in the normal course as the Company recognized U.S. taxable income. This taxable income reduced the DTA on NOLs, and, when combined with a concurrent increase in net deferred tax liabilities, which are mainly related to accelerated tax depreciation on the operating lease portfolios, resulted in a reduction in the net DTA and corresponding reduction in the valuation allowance. This net reduction was further offset by favorable IRS audit adjustments and the favorable resolution of an uncertain tax position related to the computation of cancellation of debt income “CODI” coming out of the 2009 bankruptcy, which resulted in adjustments to the NOLs. As of December 31, 2014, the Company retained a valuation allowance of $1.0 billion against its U.S. net DTAs, of which approximately $0.7 billion was against its DTA on the U.S. federal NOLs and $0.3 billion was against its DTA on the U.S. state NOLs.

The ability to recognize the remaining valuation allowances against the DTAs on the U.S. federal and state NOLs, and capital loss carry-forwards was evaluated on a quarterly basis to determine if there were any significant events that affected our ability to utilize these DTAs. If events were identified that affected our ability to utilize our DTAs, the analysis was updated to determine if any adjustments to the valuation allowances were required. Such events included acquisitions that support the Company’s long-term business strategies while also enabling it to accelerate the utilization of its net operating losses, as evidenced by the acquisition of Direct Capital Corporation in 2014 and the acquisition of OneWest Bank in 2015.

CIT ANNUAL REPORT 2015    63

During the third quarter of 2015, Management updated the Company’s long-term forecast of future U.S. federal taxable income to include the anticipated impact of the OneWest Bank acquisition. The updated long-term forecast supports the utilization of all of the U.S. federal DTAs (including those relating to the NOLs prior to their expiration). Accordingly, Management concluded that it is more likely than not that the Company will generate sufficient future taxable income within the applicable carry-forward periods to enable the Company to reverse the remaining $690 million of U.S. federal valuation allowance, $647 million of which was recorded as a discrete item in the third quarter, and the remainder of which was included in determining the annual effective tax rate as normal course in the third and fourth quarters of 2015 as the Company recognized additional U.S. taxable income related to the OneWest Bank acquisition.

The Company also evaluated the impact of the OneWest Bank acquisition on its ability to utilize the NOLs of its state income tax reporting entities and concluded that no additional reduction to the U.S. state valuation allowance was required in 2015. These state income tax reporting entities include both combined unitary state income tax reporting entities and separate state income tax reporting entities in various jurisdictions. The Company analyzed the state net operating loss carry-forwards for each of these reporting entities to determine the amounts that are expected to expire unused. Based on this analysis, it was determined that the valuation allowance was still required on U.S. state DTAs on certain net operating loss carry-forwards. The Company retained a valuation allowance of $250 million against the DTA on the U.S. state NOLs at December 31, 2015.

The Company maintained a valuation allowance of $91 million against certain non-U.S. reporting entities’ net DTAs at December 31, 2015. The reduction from the prior year balance of $141 million was primarily attributable to the sale of various international entities resulting in the transfer of their respective DTAs and associated valuation allowances, and the write-off of approximately $28 million of DTAs for certain reporting entities due to the remote likelihood that they will ever utilize their respective DTAs. In January 2016, the Company sold its UK equipment leasing business. Thus, in the first quarter of 2016, there will be a reduction of approximately $70 million to the respective UK reporting entities’ net DTAs along with their associated valuation allowances. In the evaluation process related to the net DTAs of the Company’s other international reporting entities, uncertainties surrounding the future international business operations have made it challenging to reliably project future taxable income. Management will continue to assess the forecast of future taxable income as the business plans for these international reporting entities evolve and evaluate potential tax planning strategies to utilize these net DTAs.

Post-2015, the Company’s ability to recognize DTAs is evaluated on a quarterly basis to determine if there are any significant events that would affect our ability to utilize existing DTAs. If events are identified that affect our ability to utilize our DTAs, valuation allowances may be adjusted accordingly.

Management expects the 2016 global effective tax rate to be in the range of 30-35%. However, there will be a minimal impact on cash taxes paid until the related NOL carry-forward is fully utilized. In addition, while GAAP equity increased as a result of the recognition of net DTAs corresponding to the release of the aforementioned valuation allowances, there was minimal benefit on regulatory capital.

See Note 19 — Income Taxes in Item 8. Financial Statements and Supplementary Data for detailed discussion on the Company’s domestic and foreign reporting entities’ net DTAs, inclusive of the DTAs related to the net operating losses (“NOLs”) in these entities and their respective valuation allowance analysis.

Item 7:  Management’s Discussion and Analysis

64    CIT ANNUAL REPORT 2015

RESULTS BY BUSINESS SEGMENT

SEGMENT REPORTING UPDATES

Operations of the acquired OneWest Bank are included with the activities within the NAB segment (previously North American Commercial Finance or “NACF”) and in a new segment, LCM. See Background for detailed summary of segment changes and Note 2 — Acquisition and Disposition Activities and Note 25 — Business Segment Information in Item 8. Financial Statements and Supplementary Data.

In conjunction with the OneWest Transaction, we changed our definition of AEA to include other revenue generating assets, such as interest-earning cash deposits, investments, and the newly acquired indemnification assets. These additional balances have grown in significance or are new due to the acquisition, and are now included in our determination of AEA, which impacts any metrics that include AEA in their calculation, such as net finance margin. Prior period balances and percentages have been updated to conform to the current period presentation.

With the announced changes to CIT management, along with the Company’s exploration of alternatives for the commercial aerospace business, we will further refine our segment reporting effective January 1, 2016.

Note 25 — Business Segment Information in Item 8. Financial Statements and Supplementary Data contains additional information relating to segment reporting.

North America Banking (NAB)

The NAB segment (the legacy CIT components of which were previously known as NACF, consists of five divisions: Commercial Banking, Commercial Real Estate, Commercial Services, Equipment Finance, and Consumer Banking. Revenue is generated from interest earned on loans, rents on equipment leased, fees and other revenue from lending and leasing activities, capital markets transactions and banking services, and commissions earned on factoring and related activities.

Commercial Banking (previously known as Corporate Finance) provides a range of lending and deposit products, as well as ancillary services, including cash management and advisory services, to small and medium size companies. Loans offered are primarily senior secured loans collateralized by accounts receivable, inventory, machinery & equipment and/or intangibles that are often used for working capital, plant expansion, acquisitions or recapitalizations. These loans include revolving lines of credit and term loans and, depending on the nature and quality of the collateral, may be referred to as asset-based loans or cash flow loans. Loans are originated through direct relationships, led by individuals with significant experience in their respective industries, or through relationships with private equity sponsors. We provide financing to customers in a wide range of industries, including Commercial & Industrial, Communications & Technology Finance, Entertainment & Media, Energy, and Healthcare. The division also originates qualified Small Business Administration (“SBA”) 504 loans (generally, for buying a building, ground-up construction, building renovation, or the purchase of heavy machinery and equipment) and 7(a) loans (generally, for working capital or financing leasehold improvements). Additionally, the division offers a full suite of deposit and payment solutions to middle market companies and small businesses.

Commercial Real Estate provides senior secured commercial real estate loans to developers and other commercial real estate professionals. We focus on stable, cash flowing properties and originate construction loans to highly experienced and well capitalized developers. In addition, the OneWest Bank portfolio included multi-family mortgage loans that are being runoff.

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

Consumer Banking offers mortgage lending, deposits and private banking services to its customers. The division offers jumbo residential mortgage loans and conforming residential mortgage loans, primarily in Southern California. Mortgage loans are primarily originated through leads generated from the retail branch network, private bankers, and the commercial business units. Mortgage Lending includes product specialists, internal sales support and origination processing, structuring and closing. Retail banking is the primary deposit gathering business of the Bank and operates through retail branches and an online direct channel. We offer a broad range of deposit and lending products to meet the needs of our clients (both individuals and small businesses), including checking, savings, certificates of deposit, residential mortgage loans, and investment advisory services. We operate a network of 70 retail branches in Southern California. We also offer banking services to high net worth individuals.

CIT ANNUAL REPORT 2015    65

NAB – Financial Data and Metrics (dollars in millions)

	Years Ended December 31,
	2015	2014	2013
Earnings Summary
Interest income	$987.8	$832.4	$828.6
Rental income on operating leases	113.3	97.4	104.0
Finance revenue	1,101.1	929.8	932.6
Interest expense	(284.9)	(285.4)	(284.3)
Depreciation on operating lease equipment	(82.1)	(81.7)	(75.1)
Net finance revenue (NFR)	734.1	562.7	573.2
Provision for credit losses	(135.2)	(62.0)	(35.5)
Other income	267.9	318.0	306.5
Operating expenses	(660.7)	(499.7)	(479.5)
Income before provision for income taxes	$206.1	$319.0	$364.7
Select Average Balances
Average finance receivables (AFR)	$18,974.1	$15,397.7	$14,040.4
Average earning assets (AEA)(1)	18,794.7	15,074.1	13,605.4
Statistical Data
Net finance margin—NFR as a % of AEA	3.91%	3.73%	4.21%
Pretax return on AEA	1.10%	2.12%	2.68%
New business volume	$7,523.2	$6,201.6	$6,244.9
Factoring volume	$25,839.4	$26,702.5	$25,712.2

(1)	AEA is lower than AFR as it is reduced by the average credit balances for factoring clients.

As discussed below, 2015 operating results reflected a challenging lending environment and the impact of low interest rates. Business activity increased due to the acquisition of OneWest Bank in the third quarter. The 2015 results include five months of revenues and expenses associated with OneWest Bank, and the average balances include the acquired assets, which were not in the prior period activity and balances.

Pre-tax income declined from both 2014 and 2013, as higher credit costs associated with the new business volume and higher reserves related to the energy portfolio, along with lower interest recoveries, offset the benefits of higher earning assets. Trends are further discussed below.

Financing and leasing assets totaled $24.1 billion at December 31, 2015, up from $16.2 billion and $15.0 billion at December 31, 2014 and 2013, respectively, due primarily to the acquisition of OneWest Bank, which added approximately $8 billion of loans to NAB as of the acquisition date. Financing and leasing assets at December 31, 2015, totaled $10.0 billion in Commercial Banking, $5.2 billion in Equipment Finance, $5.4 billion in Commercial Real Estate, $2.1 billion in Commercial Services, and $1.4 billion in Consumer Banking. Included in the financing and leasing assets at December 31, 2015 were $1.2 billion that were held for sale, most of which related to the Canada portfolio.

New business volume was up from 2014 and 2013, reflecting increases in Equipment Finance and Commercial Real Estate. New business volume was down slightly in 2014 as the decline in Commercial Banking offset the benefit from the acquisition of Direct Capital and the increase in commercial real estate. Factoring volume was down from 2014, reflective of mix and market conditions.

The vast majority of the U.S. funded loan and lease volume in each of the periods presented was originated in the Bank. At December 31, 2015, 88% of this segment’s financing and leasing assets were in the Bank, which was up from last year, reflecting the acquired assets from OneWest Bank in the Commercial Banking, Commercial Real Estate and Consumer Banking divisions.

New business yields on our commercial lending assets were down from the prior year, reflecting competitive pricing pressures. Also, yields on consumer loans, which were acquired during the year, are lower than commercial yields.

Highlights included:

-	NFR increased from 2014 and 2013, as benefits from higher average earning assets and purchase accounting accretion of $72 million, related to the OneWest Bank acquisition, was partially offset by lower portfolio yields and a lower level of loan prepayments and interest recoveries. In 2015, asset levels continued to grow, especially driven by the third quarter acquisition. Loan prepayment activity slowed in 2015, and interest recoveries were below 2014. NFM was up from 2014, benefiting from the purchase accounting accretion.

-	Gross yields were down from 2014 and 2013, mainly reflecting the impact of the acquired assets due to portfolio mix, along with continued pressures on yields, because new business yields were generally below maturing contracts. Gross yields did show some stabilization during the sequential quarters during 2015 in certain sectors, and also benefited from purchase

Item 7:  Management’s Discussion and Analysis

66    CIT ANNUAL REPORT 2015

accounting accretion. See Select Segment and Division Margin Metrics table in Net Finance Revenue section.

-	Other income was down from 2014 and 2013, reflecting the following:

-	Factoring commissions of $117 million were down slightly from both prior years reflecting lower factoring volume and modest pressure on factoring commission rates due to changes in the portfolio mix and competition.

-	Gains on asset sales (including receivables, equipment and investments) totaled $51 million in 2015, down from $89 million in 2014, and up from $47 million in 2013. Financing and Leasing assets sold totaled $1.1 billion in 2015, compared to $803 million in 2014 and $439 million in 2013. Gains will vary based on the type of assets sold. Over half of the volume sold occurred in the 2015 final quarter as we rebalanced assets post the OneWest Bank acquisition.

-	Fee revenue is mainly driven by fees on lines of credit and letters of credit, capital markets-related fees, agent and advisory fees, and servicing fees for the assets we sell but retain servicing. As a result of the acquisition, banking related fees expanded and includes items such as cash management fees and account fees. As a result, fee revenue was $94 million in 2015, up from $81 million in 2014 and $82 million in 2013.

-	Impairments on assets held for sale during 2015 totaled $21 million, primarily from transferring the Canada operations into assets held for sale, compared to $0.1 million in 2014 and none in 2013.

-	Non-accrual loans increased to $201 million (0.88% of finance receivables), from $101 million (0.63%) at December 31, 2014 and $147 million (1.00%) at December 31, 2013. The percent did not increase in proportion to the increase in amount due to the additional assets acquired. Non-accruals on consumer accounts were less than $1 million. Non-accruals as a percent of commercial receivables was 0.95% at December 31, 2015. The $135 million provision for credit losses was up from 2014 and 2013, and reflect additional new business volume, reserve build on acquired receivables and higher reserves related to the energy portfolio. Net charge-offs were $111 million (0.58% of average finance receivables) for 2015, compared to $56 million (0.36%) in 2014 and $19 million (0.13%) in 2013. Net charge-offs include $46 million from assets transferred to held for sale in the current year, compared to $18 million in 2014 and $5 million in 2013. The increase reflects transfers to AHFS and sales in the fourth quarter related to portfolio rebalancing and transfer of the Canada portfolio to AHFS in the third quarter.

-	The increases in operating expenses from 2014 and 2013 are primarily due to the inclusion of costs related to the acquired activities of OneWest Bank.

Transportation & International Finance (TIF)

TIF includes four divisions: aerospace (commercial air and business air), rail, maritime finance, and international finance. Revenues generated by TIF include rents collected on leased assets, interest on loans, fees, and gains from assets sold.

Aerospace — Commercial Air provides aircraft leasing, lending, asset management, and advisory services for commercial and regional airlines around the world. We own, finance and manage a fleet of approximately 386 aircraft and have about 100 clients in approximately 50 countries.

During 2015, management announced it was exploring strategic alternatives for the Commercial Aerospace business, which may be structured as a spinoff or sale.

Aerospace — Business Air offers financing and leasing programs for corporate and private owners of business jets.

Rail leases railcars and locomotives to railroads and shippers throughout North America and Europe. Our operating lease fleet consists of over 128,000 railcars and 390 locomotives and we serve over 650 customers.

Maritime Finance offers secured loans to owners and operators of oceangoing and inland cargo vessels, as well as offshore vessels and drilling rigs.

International Finance offers equipment financing, secured lending and leasing to small and middle-market businesses in China and the U.K., both of which were in assets held-for-sale at December 31, 2015. The U.K. portfolio was sold in January 2016.

CIT ANNUAL REPORT 2015    67

Transportation & International Finance – Financial Data and Metrics (dollars in millions)

	Years Ended December 31,
	2015	2014	2013
Earnings Summary
Interest income	$285.4	$289.4	$254.9
Rental income on operating leases	2,021.7	1,959.9	1,682.4
Finance revenue	2,307.1	2,249.3	1,937.3
Interest expense	(645.6)	(650.4)	(585.5)
Depreciation on operating lease equipment	(558.4)	(519.6)	(433.3)
Maintenance and other operating lease expenses	(231.0)	(196.8)	(163.0)
Net finance revenue (NFR)	872.1	882.5	755.5
Provision for credit losses	(20.3)	(38.3)	(18.7)
Other income	97.1	69.9	82.2
Operating expenses/loss on debt extinguishments	(293.8)	(301.9)	(255.3)
Income before provision for income taxes	$655.1	$612.2	$563.7
Select Average Balances
Average finance receivables (AFR)	$3,591.3	$3,571.2	$3,078.9
Average operating leases (AOL)	15,027.8	14,255.7	12,195.8
Average earning assets (AEA)	20,321.6	19,330.7	16,359.7
Statistical Data
Net finance margin — NFR as a % of AEA	4.29%	4.57%	4.62%
Net operating lease revenue — rental income, net of depreciation and maintenance and other operating lease expenses	$1,232.3	$1,243.5	$1,086.1
Operating lease margin as a % of AOL	8.20%	8.72%	8.91%
Pretax return on AEA	3.22%	3.17%	3.45%
New business volume	$4,282.9	$5,015.0	$3,578.0

Results for 2015 reflect asset growth in our transportation divisions, higher costs associated with the air and rail operating lease portfolios, higher other income, continued low credit costs and mixed utilization rates of our aircraft and railcars. Results are discussed further below.

We grew financing and leasing assets during 2015, further expanding our aircraft and railcar fleets, and continued building our maritime finance portfolio. Financing and leasing assets grew to $20.8 billion at December 31, 2015, up from $19.0 billion at December 31, 2014 and $16.4 billion at December 31, 2013, as discussed in the following paragraphs.

Aerospace financing and leasing assets grew to $11.6 billion from $11.1 billion at December 31, 2014 and $9.7 billion at December 31, 2013. Our owned operating lease commercial portfolio included 284 aircraft, up slightly from December 31, 2014 and 2013, as the purchase of 28 aircraft in 2015, which included 18 order book deliveries, were offset by sales of 23 aircraft, including 10 aircraft sold to TC-CIT Aviation, our joint venture. At December 31, 2015, we manage 24 aircraft for the joint venture. At December 31, 2015, we had 139 aircraft on order from manufacturers, with deliveries scheduled through 2020. See Note 21 — Commitments in Item 8. Financial Statements and Supplementary Data and Concentrations for further aircraft manufacturer commitment data.

Rail financing and leasing assets grew to $6.7 billion from $5.8 billion at December 31, 2014 and $4.6 billion at December 31, 2013. We expanded our owned operating lease portfolio by approximately 8,000 railcars during 2015 to over 128,000 at December 31, 2015, reflecting scheduled deliveries from our order book and a portfolio acquisition of approximately 900 railcars in the U.K. in the 2015 first quarter. Our owned portfolio approximated 120,000 and 106,000 railcars at December 31, 2014 and 2013, respectively. The 2014 growth in assets and railcars included the impact of the Nacco acquisition, an independent full service railcar lessor in Europe. The purchase included approximately $650 million of assets (operating lease equipment), comprised of more than 9,500 railcars. Absent acquisitions, rail assets are primarily originated through purchase commitments with manufacturers and are also supplemented by spot purchases. At December 31, 2015, we had approximately 6,800 railcars on order from manufacturers, with deliveries scheduled through 2018. See Note 21 — Commitments in Item 8. Financial Statements and Supplementary Data and Concentrations for further railcar manufacturer commitment data.

Maritime Finance financing and leasing assets totaled $1.7 billion, up from $1.0 billion at December 31, 2014 and $0.4 billion at December 31, 2013;

Item 7:  Management’s Discussion and Analysis

68    CIT ANNUAL REPORT 2015

International Finance financing and leasing assets decreased to $0.8 billion, from $1.0 billion at December 31, 2014 and $1.7 billion at December 31, 2013. The 2015 decrease reflects portfolio paydowns while the 2014 decline primarily reflected the sale of the U.K. corporate lending portfolio. All international finance and leasing assets were held for sale at December 31, 2015 and included approximately $0.4 billion related to a U.K. portfolio of equipment finance assets, which were sold in January 2016. The balance consists of our China portfolio.

Highlights included:

-	NFR was down slightly from 2014, as asset growth and lower funding costs were offset by yield compression and higher operating lease equipment expenses. Portfolio growth and lower funding costs in 2014 contributed to the higher NFR over 2013. See Select Segment and Division Margin Metrics table in Net Finance Revenue section.

-	Gross yields (interest income plus rental income on operating leases as a % of AEA) decreased from 2014 and 2013, reflecting lower rental rates on certain aircraft and lower utilization in rail. See Select Segment and Division Margin Metrics table in Net Finance Revenue section.

-	Net operating lease revenue, which is a component of NFR, decreased slightly from 2014, as increased rental income from growth in Aerospace and Rail divisions was offset by higher depreciation and maintenance and operating lease expenses. Maintenance and other operating lease expenses primarily relate to the rail portfolio and to a lesser extent aircraft re-leasing. Maintenance and other operating lease expenses was up reflecting elevated transition costs on several aircraft, increased maintenance, freight and storage costs in rail, and growth in the portfolios. Net operating lease revenue also reflects trends in equipment utilization with aircraft utilization improving in the second half of 2015 and railcar utilization declining, a trend that is expected to continue into 2016 due to weakness in demand for certain energy related car types. The decline in the operating lease margin (as a percentage of average operating lease equipment) reflects these trends. Net operating lease revenue increased in 2014 compared to 2013, driven by growth, while operating lease margin declined due to pressure on renewal rates on certain aircraft.

-	Equipment utilization for commercial aerospace has been consistently strong over the 3-year period, and at December 31, 2015, all aircraft were on lease or under a commitment. Rail utilization rates strengthened during 2013 through 2014, before beginning to decline in 2015, reflecting pressures mostly from energy related industries. Rail utilization declined from 99% at December 31, 2014 to 96% at December 31, 2015 and further decline is expected.

-	2015 new business volume included $2.7 billion of operating lease equipment, including the delivery of 23 aircraft and approximately 9,250 railcars, and $1.6 billion of finance receivables. The 2015 volume was supplemented by a U.K. rail portfolio purchase, which added approximately 900 railcars and approximately $85 million of assets. New business volume for 2014 primarily included the delivery of 37 aircraft and approximately 6,000 railcars, with the vast majority of the rail operating lease volume originated by the Bank, and $2.2 billion of finance receivables. New business volume for 2013 primarily reflected the delivery of 24 aircraft and approximately 5,400 railcars. We have 15 new aircraft deliveries scheduled for 2016, all of which have lease commitments with customers. Approximately 55% of the total railcar order-book have lease commitments.

-	Other income primarily reflected the following:

-	Gains on asset sales totaled $75 million in 2015 on $980 million of asset sales, $78 million on $1.3 billion of equipment and receivable sales, and $82 million of gains on $978 million of asset sales in 2013. Gains in 2015 and 2014 include $12 million and $30 million, respectively, on the sale of aircraft to the TC-CIT Aviation joint ventures.

-	Impairment charges on AHFS totaled $16 million and $31 million in 2015 and 2014, respectively, and predominantly related to international portfolios and commercial aircraft, compared to $19 million in 2013, mostly related to commercial aircraft.

-	Other income also includes a small amount of fees and other revenue derived from loan commitments, joint ventures and other business activities, as well as periodic items such as a benefit from the termination of a defaulted contract recognized in the prior quarter. Other income included a $13 million benefit related to a work-out related claim in 2013.

-	Non-accrual loans were $62 million (1.75% of finance receivables) at December 31, 2015, compared to $37 million (1.05%) at December 31, 2014 and $35 million (1.01%) at December 31, 2013 and largely consists of assets in the international portfolio. The provision for credit losses decreased as the elimination of reserves on international assets transferred to AHFS offset reserve build in Maritime. Net charge-offs were $27 million (0.75% of average finance receivables) in 2015, down from $38 million (1.06%) and up from $17 million (0.55%) in 2014 and 2013, respectively. Essentially all of the charge-offs for 2015, 2014 and 2013 were concentrated in the International portfolio. TIF charge-offs in 2015 and 2014 included approximately $27 million and $18 million related to the transfer of receivables to assets held for sale (amounts for 2013 were not significant).

-	Operating expenses were down slightly from 2014, and improved as percentages of AEA and total net revenue. Operating expenses increased from 2013, reflecting investments in new initiatives and growth in existing businesses, including the Nacco rail acquisition in 2014.

Legacy Consumer Mortgages

LCM resulted from the OneWest Transaction; therefore, there are no prior period comparisons. As discussed below, our 2015 operating results reflect five months of revenues and expenses associated with the OneWest Transaction. The Consumer Covered Loans in this segment were previously acquired by OneWest Bank in connection with the lndyMac, First Federal and La Jolla transactions described in the OneWest Transaction Indemnification Assets section. The FDIC indemnified OneWest Bank against certain future losses sustained on these loans. In conjunction with the OneWest Transaction, CIT may now be reimbursed for losses under the terms of the loss sharing agreements with the FDIC. Eligible losses are submitted to the FDIC for reimbursement

CIT ANNUAL REPORT 2015    69

when a qualifying loss event occurs (e.g., liquidation of collateral). Reimbursements approved by the FDIC are usually received within 60 days of submission.

See Note 1 — Business and Summary of Significant Accounting Policies and Note 5 — Indemnification Assets in Item 8. Financial Statements and Supplementary Data for accounting and detailed discussions.

The following table presents the financial data and metrics since the acquisition on August 3, 2015.

Legacy Consumer Mortgages – Financial Data and Metrics (dollars in millions)

Year Ended December 31, 2015
Earnings Summary
Interest income	$152.9
Interest expense	(35.1)
Net finance revenue (NFR)	117.8
Provision for credit losses	(5.0)
Other income	0.4
Operating expenses	(42.9)
Income before provision for income taxes	$70.3
Select Average Balances
Average finance receivables (AFR)	$2,308.9
Average earning assets (AEA)	$2,483.5
Statistical Data
Net finance margin — NFR as a % of AEA	4.74%
Pre-tax return on AEA	2.83%

LCM includes the single family residential mortgage loans and reverse mortgage loans acquired in the OneWest Bank acquisition. Pretax results reflect activity since the acquisition date, August 3, 2015.

Revenue is primarily generated from interest on loans and includes $52 million of PAA accretion. Gross yield for the portfolio was 6.16% for the period of ownership. Other income included pre-acquisition recoveries and fee revenue, partially offset by $5 million of losses on OREO sales.

Financing and leasing assets totaled $5.7 billion at the acquisition date, and declined slightly to $5.5 billion at December 31, 2015. LCM includes SFR mortgage loans, totaling $4.6 billion at December 31, 2015, and reverse mortgage loans totaling $0.9 billion. Approximately $5 billion of the LCM receivables are covered by loss share arrangements with the FDIC, resulting in an indemnification asset of approximately $415 million at December 31, 2015, of which approximately $65 million resided with Corporate and Other. The portfolio will continue to run-off, and as a result, at some point, we expect goodwill impairment charges will need to be recorded.

Non-accrual loans totaled $5 million and related to SFR loans and there were less than $1 million in net charge-offs. The loans were recorded at fair value upon acquisition, with no associated allowance for loan loss. The provision reflected changes in portfolio quality, along with extensions of credit for existing customers since the acquisition.

Non-Strategic Portfolios (NSP)

NSP consists of portfolios that we no longer consider strategic, all of which were sold as of December 31, 2015.

Non-Strategic Portfolios – Financial Data and Metrics (dollars in millions)

	Years Ended December 31,
	2015	2014	2013
Earnings Summary
Interest income	$33.6	$90.5	$157.2
Rental income on operating leases	17.5	35.7	111.0
Finance revenue	51.1	126.2	268.2
Interest expense	(29.3)	(82.1)	(130.2)
Depreciation on operating lease equipment	–	(14.4)	(32.2)
Maintenance and other operating lease expenses	–	–	(0.1)
Net finance revenue (NFR)	21.8	29.7	105.7
Provision for credit losses	–	0.4	(10.8)
Other income	(89.4)	(57.6)	(14.6)
Operating expenses	(33.4)	(74.6)	(143.1)
Loss before provision for income taxes	$(101.0)	$(102.1)	$(62.8)
Select Average Balances
Average finance receivables (AFR)	$–	$151.2	$1,128.6
Average earning assets (AEA)	358.8	1,192.2	2,101.0
Statistical Data
Net finance margin — NFR as a % of AEA	6.08%	2.49%	5.03%
New business volume	$83.3	$216.5	$713.0

Item 7:  Management’s Discussion and Analysis

70    CIT ANNUAL REPORT 2015

Pre-tax losses in 2015 were driven by currency translation adjustment losses resulting from the sales of the Brazil and Mexico operations and associated portfolios. Pretax losses in 2014 reflected lower asset levels from reduced business activity and lower other income, while 2013 pre-tax results were also impacted by accelerated debt FSA and OID accretion of $5 million, reflecting debt prepayment activities.

Financing and leasing assets were reduced to zero during 2015, due to the closing of the Mexico and Brazil sales. Financing and leasing assets were $380 million at December 31, 2014 and $1.3 billion at December 31, 2013. The 2014 year decline reflected the exit from all the sub-scale countries in Asia and Europe, and several in Latin America, as well as our SBL portfolio. During 2013, we completed the sale of the Dell Europe portfolio, approximately $470 million of financing and leasing assets, as well as certain other foreign portfolios.

Highlights included:

-	Net finance revenue (“NFR”) was down, driven by lower earning assets. There was minimal net FSA accretion in 2015 and 2014, while NFR included total net FSA accretion costs of $20 million in 2013.

-	Other income declined from the prior years, reflecting:

-	Losses of $65 million (of which $70 million related to CTA losses) on $266 million of receivable and equipment sales, reflecting sales of the Mexico and Brazil portfolios in 2015. A gain of $1 million on $483 million of receivable and equipment sales in 2014, which included approximately $340 million of assets related to the SBL portfolio. Gains totaled $57 million on $656 million of receivable and equipment sales in 2013, which included approximately $470 million of assets related to the Dell Europe portfolio sale.

-	Impairment charges recorded on international equipment finance portfolios and operating lease equipment held for sale. Total impairment charges were $23 million for 2015, compared to $70 million and $105 million for 2014 and 2013, respectively. See “Non-interest Income” and “Expenses” for discussions on impairment charges and suspended depreciation on operating lease equipment held for sale.

-	The remaining balance mostly includes fee revenue, recoveries of loans charged off pre-emergence and loans charged off prior to transfer to held for sale and other revenues. Fee revenue in 2014 and 2013 included servicing fees related to the small business lending portfolio, which totaled $5 million and $11 million, respectively.

-	Operating expenses were down, primarily reflecting lower cost due to sales.

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

Corporate and Other — Financial Data (dollars in millions)

	Years Ended December 31,
	2015	2014	2013
Earnings Summary
Interest income	$53.2	$14.2	$14.5
Interest expense	(108.6)	(68.3)	(60.9)
Net finance revenue (NFR)	(55.4)	(54.1)	(46.4)
Provision for credit losses	–	(0.2)	0.1
Other income	(56.5)	(24.9)	7.2
Operating expenses	(138.6)	(65.6)	(92.3)
Loss on debt extinguishments	(1.5)	(3.5)	–
Loss before provision for income taxes	$(252.0)	$(148.3)	$(131.4)

-	Interest income consists of interest and dividend income, primarily from investment securities and deposits held at other depository institutions. The 2015 increase reflects additional income from the OneWest Bank acquisition and the investment portfolio now includes a MBS portfolio.

-	Interest expense is allocated to the segments. Interest expense held in Corporate represents amounts in excess of these allocations and amounts related to excess liquidity.

-	Other income primarily reflects gains and (losses) on derivatives, including the GSI facilities and foreign currency exchange. The GSI derivative had a negative mark-to-market of $30 million in 2015, $15 million in 2014 and $4 million in 2013. 2015 also included $9 million related to a write-off of other receivables in connection with the favorable resolution of an uncertain tax position.

-	Operating expenses reflects salary and general and administrative expenses in excess of amounts allocated to the business segments and litigation-related costs, including $50 million in 2013 related to the Tyco tax agreement settlement. Operating expense were elevated in 2015 reflecting closing costs and restructuring charges related to the OneWest Bank acquisition. Operating expenses also included $58 million, $31 million and $37 million related to provision for severance and facilities exiting activities during 2015, 2014 and 2013, respectively.

CIT ANNUAL REPORT 2015    71

FINANCING AND LEASING ASSETS

The following table presents our financing and leasing assets by segment.

Financing and Leasing Asset Composition (dollars in millions)

	December 31,
	2015	2014	2013	$ Change 2015 vs 2014	$ Change 2014 vs 2013
North America Banking
Loans	$22,701.1	$15,936.0	$14,693.1	$6,765.1	$1,242.9
Operating lease equipment, net	259.0	265.2	240.5	(6.2)	24.7
Assets held for sale	1,162.2	22.8	38.2	1,139.4	(15.4)
Financing and leasing assets	24,122.3	16,224.0	14,971.8	7,898.3	1,252.2
Commercial Banking
Loans	9,443.4	6,889.9	6,831.8	2,553.5	58.1
Operating lease equipment, net	–	–	6.2	–	(6.2)
Assets held for sale	538.8	22.8	38.2	516.0	(15.4)
Financing and leasing assets	9,982.2	6,912.7	6,876.2	3,069.5	36.5
Equipment Finance
Loans	4,377.5	4,717.3	4,044.1	(339.8)	673.2
Operating lease equipment, net	259.0	265.2	234.3	(6.2)	30.9
Assets held for sale	562.5	–	–	562.5	–
Financing and leasing assets	5,199.0	4,982.5	4,278.4	216.5	704.1
Commercial Real Estate
Loans	5,305.6	1,768.6	1,554.8	3,537.0	213.8
Assets held for sale	57.0	–	–	57.0	–
Financing and leasing assets	5,362.6	1,768.6	1,554.8	3,594.0	213.8
Commercial Services
Loans and factoring receivables	2,132.5	2,560.2	2,262.4	(427.7)	297.8
Consumer Banking
Loans	1,442.1	–	–	1,442.1	–
Assets held for sale	3.9	–	–	3.9	–
Financing and leasing assets	1,446.0	–	–	1,446.0	–
Transportation & International Finance
Loans	3,542.1	3,558.9	3,494.4	(16.8)	64.5
Operating lease equipment, net	16,358.0	14,665.2	12,778.5	1,692.8	1,886.7
Assets held for sale	889.0	815.2	158.5	73.8	656.7
Financing and leasing assets	20,789.1	19,039.3	16,431.4	1,749.8	2,607.9
Aerospace
Loans	1,762.3	1,796.5	1,247.7	(34.2)	548.8
Operating lease equipment, net	9,765.2	8,949.5	8,267.9	815.7	681.6
Assets held for sale	34.7	391.6	148.8	(356.9)	242.8
Financing and leasing assets	11,562.2	11,137.6	9,664.4	424.6	1,473.2
Rail
Loans	120.9	130.0	107.2	(9.1)	22.8
Operating lease equipment, net	6,592.8	5,715.2	4,503.9	877.6	1,211.3
Assets held for sale	0.7	1.2	3.3	(0.5)	(2.1)
Financing and leasing assets	6,714.4	5,846.4	4,614.4	868.0	1,232.0
Maritime Finance
Loans	1,658.9	1,006.7	412.6	652.2	594.1
Assets held for sale	19.5	19.7	–	(0.2)	19.7
Financing and leasing assets	1,678.4	1,026.4	412.6	652.0	613.8
International Finance
Loans	–	625.7	1,726.9	(625.7)	(1,101.2)
Operating lease equipment, net	–	0.5	6.7	(0.5)	(6.2)
Assets held for sale	834.1	402.7	6.4	431.4	396.3
Financing and leasing assets	834.1	1,028.9	1,740.0	(194.8)	(711.1)

Item 7:  Management’s Discussion and Analysis

72    CIT ANNUAL REPORT 2015

Financing and Leasing Asset Composition (dollars in millions) (continued)

	December 31,
	2015	2014	2013	$ Change 2015 vs 2014	$ Change 2014 vs 2013
Legacy Consumer Mortgages
Loans	5,428.5	–	–	5,428.5	–
Assets held for sale	41.2	–	–	41.2	–
Financing and leasing assets	5,469.7	–	–	5,469.7	–
Single Family Mortgages
Loans	4,531.2	–	–	4,531.2	–
Assets held for sale	21.1	–	–	21.1	–
Financing and leasing assets	4,552.3	–	–	4,552.3	–
Reverse Mortgages
Loans	897.3	–	–	897.3	–
Assets held for sale	20.1	–	–	20.1	–
Financing and leasing assets	917.4	–	–	917.4	–
Non-Strategic Portfolios
Loans	–	0.1	441.7	(0.1)	(441.6)
Operating lease equipment, net	–	–	16.4	–	(16.4)
Assets held for sale	–	380.1	806.7	(380.1)	(426.6)
Financing and leasing assets	–	380.2	1,264.8	(380.2)	(884.6)
Total financing and leasing assets	$50,381.1	$35,643.5	$32,668.0	$14,737.6	$2,975.5

Financing and leasing assets grew significantly in 2015, reflecting the OneWest Transaction, which included $13.6 billion of loans at the acquisition date and the following:

TIF growth in 2015 included each of the transportation divisions, as we increased our commercial aircraft and rail portfolios, and grew our maritime finance business. Growth was partially offset by lower financing and leasing assets in International Finance, as those portfolios have been deemphasized and were included in AHFS. Growth in TIF during 2014 was driven by the transportation divisions, reflecting solid new business volume, and was supplemented by the acquisition of Nacco that added approximately $650 million of operating lease equipment. Assets held for sale at December 31, 2015 largely consists of the U.K. equipment finance portfolio, which was sold on January 1, 2016, and the China loan portfolio.

NAB grew significantly, reflecting the OneWest Bank acquisition. Portfolios were added to Commercial Banking and Commercial Real Estate, while a new Consumer Banking division was added and includes mortgage loan products. Absent the acquisition, new business originations was offset by sales of select assets, mostly in the final quarter of 2015 as we rebalanced our portfolio, portfolio collections and prepayments, and lower factoring receivables in Commercial Services. Growth in NAB in 2014 was led by Equipment Finance, which included the acquisition of Direct Capital that increased loans by approximately $540 million at the time of acquisition in the third quarter. Commercial Services and Real Estate Finance grew in 2014. Assets held for sale primarily reflect the Canada portfolio.

LCM is a new segment that includes consumer covered loans comprised of SFRs and reverse mortgages that were acquired in the OneWest Bank acquisition. The balance is down slightly from the acquisition date as this segment is running off.

The decline in NSP primarily reflected the sales of the Mexico business in the third quarter and the Brazil business in the fourth quarter. The 2014 decline in NSP primarily reflected sales, which included the remaining SBL portfolio.

Financing and leasing asset trends are also discussed in the respective segment descriptions in “Results by Business Segment”.

CIT ANNUAL REPORT 2015    73

The following table reflects the contractual maturities of our finance receivables, which excludes certain items such as purchase accounting adjustments discounts.

Contractual Maturities of Loans at December 31, 2015 (dollars in millions)

	Commercial		Consumer
	U.S.	Foreign	U.S.	Foreign	Total
Fixed-rate
1 year or less	$3,401.8	$130.7	$73.2	$0.1	$3,605.8
Year 2	1,207.2	38.8	53.9	0.1	1,300.0
Year 3	869.6	32.8	55.8	0.2	958.4
Year 4	469.4	92.4	56.5	0.2	618.5
Year 5	331.2	24.9	58.4	0.2	414.7
2-5 years	2,877.4	188.9	224.6	0.7	3,291.6
After 5 years	364.1	188.9	2,559.4	2.2	3,114.6
Total fixed-rate	6,643.3	508.5	2,857.2	3.0	10,012.0
Adjustable-rate
1 year or less	3,181.6	350.4	94.6	0.1	3,626.7
Year 2	2,632.8	398.2	85.2	0.1	3,116.3
Year 3	2,899.5	391.1	113.4	0.1	3,404.1
Year 4	2,516.2	533.0	117.8	0.2	3,167.2
Year 5	1,723.6	395.1	121.3	0.2	2,240.2
2-5 years	9,772.1	1,717.4	437.7	0.6	11,927.8
After 5 years	2,577.8	435.9	5,093.7	11.8	8,119.2
Total adjustable-rate	15,531.5	2,503.7	5,626.0	12.5	23,673.7
Total	$22,174.8	$3,012.2	$8,483.2	$15.5	$33,685.7

Item 7:  Management’s Discussion and Analysis

74    CIT ANNUAL REPORT 2015

The following table presents the changes to our financing and leasing assets:

Financing and Leasing Assets Rollforward (dollars in millions)

	Transportation & International Finance	North America Banking	Legacy Consumer Mortgages	Non-Strategic Portfolios	Total
Balance at December 31, 2012	$14,908.1	$13,277.4	$–	$2,024.1	$30,209.6
New business volume	3,578.0	6,244.9	–	713.0	10,535.9
Portfolio / business purchases	154.3	720.4	–	–	874.7
Loan and portfolio sales	(103.2)	(129.4)	–	(621.0)	(853.6)
Equipment sales	(874.8)	(309.5)	–	(34.8)	(1,219.1)
Depreciation	(433.3)	(75.1)	–	(32.2)	(540.6)
Gross charge-offs	(26.0)	(58.3)	–	(54.3)	(138.6)
Collections and other	(771.7)	(4,698.6)	–	(730.0)	(6,200.3)
Balance at December 31, 2013	16,431.4	14,971.8	–	1,264.8	32,668.0
New business volume	5,015.0	6,201.6	–	216.5	11,433.1
Portfolio / business purchases	649.2	536.6	–	–	1,185.8
Loan and portfolio sales	(474.1)	(460.6)	–	(454.2)	(1,388.9)
Equipment sales	(780.5)	(342.1)	–	(28.3)	(1,150.9)
Depreciation	(519.6)	(81.7)	–	(14.4)	(615.7)
Gross charge-offs	(44.8)	(75.2)	–	(7.5)	(127.5)
Collections and other	(1,237.3)	(4,526.4)	–	(596.7)	(6,360.4)
Balance at December 31, 2014	19,039.3	16,224.0	–	380.2	35,643.5
New business volume	4,282.9	7,523.2	–	83.3	11,889.4
Portfolio / business purchases	94.8	7,860.7	5,725.3	–	13,680.8
Loan and portfolio sales	(85.3)	(791.2)	–	(260.2)	(1,136.7)
Equipment sales	(894.5)	(263.7)	–	(5.4)	(1,163.6)
Depreciation	(558.4)	(82.1)	–	–	(640.5)
Gross charge-offs	(35.3)	(129.5)	(1.2)	–	(166.0)
Collections and other	(1,054.4)	(6,219.1)	(254.4)	(197.9)	(7,725.8)
Balance at December 31, 2015	$20,789.1	$24,122.3	$5,469.7	$–	$50,381.1

As discussed in the OneWest Transaction section, financing and leasing assets acquired in the OneWest Transaction are reflected in NAB ($7.9 billion) and LCM ($5.7 billion) as of the acquisition date.

New business volume in 2015 decreased in TIF from the year-ago, mostly driven by fewer scheduled aircraft deliveries. Increase in NAB new business volumes were driven by Equipment Finance (which included a full year of Direct Capital) and Commercial Real Estate, mainly due to the OneWest Bank acquisition. New business volume in 2014 increased 9% from 2013, reflecting solid demand for TIF and NAB products and services. TIF 2014 new business volume primarily reflects scheduled aircraft and railcar deliveries, and increased maritime finance lending. NAB maintained its strong performance from 2013. New business volume was down slightly in NAB, as the decline in Commercial Banking activity, mostly in the commercial and industrial industries, offset the increase in Equipment Finance, which included solid activity from Direct Capital. NSP was down each year as these international platforms were being sold.

Portfolio/business purchases in 2015 included the OneWest Bank acquisition in NAB and Rail portfolios purchased by Nacco. 2014 activity included Nacco in TIF and Direct Capital in NAB during 2014 and a commercial loan portfolio in NAB and a portfolio in TIF during 2013.

Loan and portfolio sales in 2015 primarily were in NAB including approximately $0.6 billion in the fourth quarter as we rebalanced assets post the OneWest Bank acquisition. NSP sales reflect the sale of the Mexico and Brazil businesses. Loan and portfolio sales in TIF during 2014 reflect international portfolios, while NAB had various loan sales throughout the year and NSP sales primarily consisted of the small business loan portfolio, along with some international portfolios. NSP 2013 activity reflected sales of certain international platforms and approximately $470 million of Dell Europe receivables.

Equipment sales in TIF consisted of aerospace and rail assets in conjunction with its portfolio management activities. The balances in 2015 and 2014 also reflect aircraft sales to the TC-CIT Aviation joint venture. NAB sales reflect assets within Equipment Finance and Commercial Banking, while NSP sales included operating lease equipment in the various international platforms sold over the years, and 2013 included the sale of Dell Europe assets.

Portfolio activities are discussed in the respective segment descriptions in “Results by Business Segment”.

CIT ANNUAL REPORT 2015    75

CONCENTRATIONS

Geographic Concentrations

The following table represents CIT’s combined commercial and consumer financing and leasing assets by obligor geography:

Total Financing and Leasing Assets by Obligor – Geographic Region (dollars in millions)

	December 31, 2015		December 31, 2014		December 31, 2013
West	$12,208.3	24.2%	$3,183.1	8.9%	$3,238.6	9.9%
Northeast	9,383.2	18.6%	6,552.0	18.4%	5,933.1	18.2%
Southwest	4,785.5	9.5%	3,852.8	10.8%	3,606.9	11.1%
Southeast	4,672.3	9.3%	3,732.9	10.5%	2,690.2	8.2%
Midwest	4,446.3	8.8%	3,821.6	10.7%	3,762.5	11.5%
Total U.S.	35,495.6	70.4%	21,142.4	59.3%	19,231.3	58.9%
Asia / Pacific	5,312.0	10.6%	5,290.9	14.8%	4,237.4	13.0%
Europe	3,283.3	6.5%	3,296.4	9.3%	3,692.4	11.3%
Canada	2,612.6	5.2%	2,520.6	7.1%	2,287.0	7.0%
Latin America	1,508.3	3.0%	1,651.7	4.6%	1,743.1	5.3%
All other countries	2,169.3	4.3%	1,741.5	4.9%	1,476.8	4.5%
Total	$50,381.1	100.0%	$35,643.5	100.0%	$32,668.0	100.0%

Ten Largest Accounts

Our ten largest financing and leasing asset accounts, the vast majority of which are lessors of air and rail assets, in the aggregate represented 8.1% of our total financing and leasing assets at December 31, 2015 (the largest account was less than 2.0%). While the top exposure balance may not have changed significantly, the decline in proportion reflects the additional financing and leasing assets from the OneWest Transaction.

The ten largest financing and leasing asset accounts were 11.1% at December 31, 2014 and 9.8% at December 31, 2013.

COMMERCIAL CONCENTRATIONS

Geographic Concentrations

The following table represents the commercial financing and leasing assets by obligor geography:

Commercial Financing and Leasing Assets by Obligor – Geographic Region (dollars in millions)

	December 31, 2015		December 31, 2014		December 31, 2013
Northeast	$8,169.4	18.8%	$6,552.0	18.4%	$5,933.1	18.2%
West	7,456.1	17.1%	3,183.1	8.9%	3,238.6	9.9%
Southwest	4,669.1	10.7%	3,852.8	10.8%	3,606.9	11.1%
Midwest	4,193.5	9.7%	3,821.6	10.7%	3,762.5	11.5%
Southeast	4,117.4	9.5%	3,732.9	10.5%	2,690.2	8.2%
Total U.S.	28,605.5	65.8%	21,142.4	59.3%	19,231.3	58.9%
Asia / Pacific	5,311.2	12.2%	5,290.9	14.8%	4,237.4	13.0%
Europe	3,278.5	7.5%	3,296.4	9.3%	3,692.4	11.3%
Canada	2,604.3	6.0%	2,520.6	7.1%	2,287.0	7.0%
Latin America	1,507.9	3.5%	1,651.7	4.6%	1,743.1	5.3%
All other countries	2,167.1	5.0%	1,741.5	4.9%	1,476.8	4.5%
Total	$43,474.5	100.0%	$35,643.5	100.0%	$32,668.0	100.0%

Item 7:  Management’s Discussion and Analysis

76    CIT ANNUAL REPORT 2015

The following table summarizes both state concentrations greater than 5.0% and international country concentrations in excess of 1.0% of our financing and leasing assets:

Commercial Financing and Leasing Assets by Obligor – State and Country (dollars in millions)

	December 31, 2015		December 31, 2014		December 31, 2013
State
California	$5,311.1	12.2%	$1,488.0	4.2%	$1,609.6	4.9%
Texas	3,989.9	9.2%	3,261.4	9.1%	3,022.4	9.3%
New York	2,870.7	6.6%	2,492.3	7.0%	2,323.3	7.1%
All other states	16,433.8	37.8%	13,900.7	39.0%	12,276.0	37.6%
Total U.S.	$28,605.5	65.8%	$21,142.4	59.3%	$19,231.3	58.9%
Country
Canada	$2,604.3	6.0%	$2,520.6	7.1%	$2,287.0	7.0%
China	982.6	2.3%	1,043.7	2.9%	969.1	2.9%
U.K.	949.8	2.2%	855.3	2.4%	1,166.5	3.6%
Marshall Islands	882.0	2.0%	682.2	1.9%	269.2	0.8%
Australia	842.9	1.9%	1,029.1	2.9%	974.4	3.0%
Mexico	676.0	1.6%	670.7	1.9%	819.9	2.5%
Spain	560.1	1.3%	339.4	1.0%	450.7	1.4%
Philippines	485.7	1.1%	511.3	1.4%	255.9	0.8%
All other countries	6,885.6	15.8%	6,848.8	19.2%	6,244.0	19.1%
Total International	$14,869.0	34.2%	$14,501.1	40.7%	$13,436.7	41.1%

Cross-Border Transactions

Cross-border transactions reflect monetary claims on borrowers domiciled in foreign countries and primarily include cash deposited with foreign banks and receivables from residents of a foreign country, reduced by amounts funded in the same currency and recorded in the same jurisdiction. The following table includes all countries that we have cross-border claims of 0.75% or greater of total consolidated assets at December 31, 2015:

Cross-border Outstandings as of December 31 (dollars in millions)

	2015						2014		2013
Country	Banks(**)	Government	Other	Net Local Country Claims	Total Exposure	Exposure as a Percentage of Total Assets	Total Exposure	Exposure as a Percentage of Total Assets	Total Exposure	Exposure as a Percentage of Total Assets
Canada	$9.0	$–	$122.0	$839.0	$970.0	1.44%	$1,397.0	2.92%	$1,784.0	3.78%
United Kingdom	453.0	–	68.0	383.0	904.0	1.34%	1,129.0	2.36%	1,317.0	2.79%
Marshall Islands	–	–	812.0	–	812.0	1.20%	687.0	1.43%	–	–
China	–	–	104.0	574.0	678.0	1.00%	853.0	1.78%	881.0	1.87%
France	–	–	–	–	(*)	–	426.0	0.89%	586.0	1.24%
Germany	–	–	–	–	(*)	–	(*)	–	442.0	0.94%
Mexico	–	–	–	–	(*)	–	–	–	406.0	0.86%

(*)	Cross-border outstandings were less than 0.75% of total consolidated assets

(**)	Claims from Bank counterparts include claims outstanding from derivative products.

CIT ANNUAL REPORT 2015    77

Industry Concentrations

The following table represents financing and leasing assets by industry of obligor:

Commercial Financing and Leasing Assets by Obligor – Industry (dollars in millions)

	December 31, 2015		December 31, 2014		December 31, 2013
Commercial airlines (including regional airlines)(1)	$10,728.3	24.7%	$10,313.7	28.9%	$8,972.4	27.5%
Manufacturing(2)	4,951.3	11.4%	4,702.6	13.2%	4,311.9	13.2%
Real Estate	4,895.4	11.3%	1,590.5	4.5%	1,351.4	4.1%
Transportation(3)	4,586.5	10.5%	3,361.7	9.5%	2,515.9	7.7%
Service industries	3,441.2	7.9%	2,553.6	7.2%	3,123.4	9.6%
Retail(4)	2,513.4	5.8%	3,187.8	8.9%	3,063.1	9.4%
Wholesale	2,310.5	5.3%	1,710.3	4.8%	1,394.1	4.3%
Energy and utilities	2,091.5	4.8%	1,513.2	4.2%	1,384.6	4.2%
Oil and gas extraction / services	1,871.0	4.3%	1,483.4	4.2%	1,157.1	3.5%
Healthcare	1,223.4	2.8%	1,159.7	3.3%	1,393.1	4.3%
Finance and insurance	1,128.2	2.6%	782.9	2.2%	787.0	2.4%
Other (no industry greater than 2%)	3,733.8	8.6%	3,284.1	9.1%	3,214.0	9.8%
Total	$43,474.5	100.0%	$35,643.5	100.0%	$32,668.0	100.0%

(1)	Includes the Commercial Aerospace Portfolio and additional financing and leasing assets that are not commercial aircraft.

(2)	At December 31, 2015, manufacturers of chemicals, including pharmaceuticals (2.6%), petroleum and coal, including refining (1.7%) and food (1.1%).

(3)	At December 31, 2015, includes maritime (4.2%), rail (4.0%) and trucking and shipping (1.2%).

(4)	At December 31, 2015 includes retailers of apparel (1.3%) and general merchandise (1.6%).

Energy

As part of the OneWest Bank acquisition, CIT’s direct lending to oil and gas extraction and services increased to approximately $1 billion and now comprise about 3% of total loans. In addition, we have approximately $2.3 billion of railcars leased directly to railroads and other diversified shippers in support of the transportation and production of crude oil. We discuss our loan portfolio exposure to certain energy sectors in Credit Metrics and our rail operating lease portfolio below.

Operating Lease Equipment — Rail

As detailed in the following table, at December 31, 2015, TIF had over 128,000 railcars and 390 locomotives on operating lease. The weighted average remaining lease term on the operating lease fleet is approximately 3 years, with approximately 24,500 leases on rail assets scheduled to expire in 2016. We also have commitments to purchase railcars, as disclosed in Item 8. Financial Statements and Supplementary Data, Note 21 — Commitments.

Railcar Type	Owned Fleet	Purchase Orders
Covered Hoppers	47,198	3,933
Tank Cars	34,764	2,507
Mill/Coil Gondolas	14,488	–
Coal	12,333	–
Boxcars	8,553	400
Flatcars	5,375	–
Locomotives	392	–
Other	5,642	2
Total	128,745	6,842

TIF’s global Rail business has a fleet of approximately 129,000 railcars and locomotives, including approximately 35,000 tank cars. The North American fleet has approximately 23,000 tank cars used in the transport of crude oil, ethanol and other flammable liquids (collectively, “Flammable Liquids”). Of the 23,000 tank cars, approximately 15,000 tank cars are leased directly to railroads and other diversified shippers for the transportation of crude by rail. The North America fleet also contains approximately 10,000 sand cars (covered hoppers) leased to customers to support crude oil and natural gas production.

On May 1, 2015, the U.S. Pipeline and Hazardous Materials Safety Administration (“PHMSA”) and Transport Canada (“TC”) each released their final rules (the “Final Rules”), which were generally aligned in recognition that many railcars are used in both countries. The Final U.S. Rules applied to all High Hazard Flammable Trains (“HHFT”), which is defined as trains with a continuous block of 20 or more tank cars loaded with a flammable liquid or 35 or more tank cars loaded with a flammable liquid dispersed through a train. The Final U.S. Rules (i) established enhanced DOT Specification 117 design and performance criteria applicable to tank cars constructed after October 1, 2015 for use in an HHFT and (ii) required retrofitting existing tank cars in accordance with DOT-prescribed retrofit design or performance standard for use in a HHFT. The retrofit timeline was based on two risk factors, the packing group of the flammable liquid and the differing types of DOT-111 and CPC-1232 tank cars. The Final U.S. Rules also established new braking standards, requiring HHFTs to have in place a functioning two-way end-of-train device or a distributive power braking system. In addition, the Final U.S. Rules established speed restrictions for HHFTs, established standards for rail routing analysis, required improved information sharing with state and local officials, and required more accurate classification of unrefined petroleum-based products, including developing and carrying out sampling and testing programs.

On December 4, 2015, President Obama signed into law the Fixing America’s Surface Transportation Act (“FAST Act”), which, among other things, modified certain aspects of the Final U.S. Rules for transportation of flammable liquids. The FAST Act

Item 7:  Management’s Discussion and Analysis

78    CIT ANNUAL REPORT 2015

requires certain new tank cars to be equipped with “thermal blankets”, mandates all legacy DOT-111 tank cars in flammable liquids service, not only those used in an HHFT, to be upgraded to the new retrofit standard, and sets minimum requirements for the protection of certain valves. Further, it requires reporting on the industry-wide progress and capacity to modify DOT-111 tank cars. Finally, the FAST Act requires an independent evaluation to investigate braking technology requirements for the movement of trains carrying certain hazardous materials, and it requires the Secretary of Transportation to determine whether electronically-controlled pneumatic (“ECP”) braking system requirements, as imposed by the Final U.S. Rules, are justified The FAST Act provides clarity on retrofit requirements but will not have a material impact on our original plans to retrofit our fleet.

As noted above, CIT has approximately 23,000 tank cars in its North American fleet used in the transport of Flammable Liquids, of which less than half were manufactured prior to the adoption of the CPC-1232 standard. Based on our analysis of the Final U.S. Rules, as modified by the FAST Act, less than 1,000 cars in our current tank car fleet require retrofitting by March 2018. Approximately 75% of the cars in our flammable tank car fleet have a deadline of 2023 or later for modification, although we may decide to retrofit them sooner. Current tank cars on order are being configured to meet the Final U.S. Rules, as modified by the Fast Act, except for the installation of ECP braking systems. CIT is currently evaluating how the Final U.S. Rules, as modified by the Fast Act will impact its business and customers. We continue to believe that we will retrofit most, if not all of our impacted cars, depending on future industry and market conditions, and we will amortize the cost over the remaining asset life of the cars.

Operating Lease Equipment — Aerospace

As detailed in the following table, at December 31, 2015, TIF had 284 commercial aircraft on operating lease. The weighted average remaining lease term on the commercial air operating lease fleet is approximately 5 years, with approximately 30 aircraft leases scheduled to expire in 2016. We also have commitments to purchase aircraft, as disclosed in Item 8. Financial Statements and Supplementary Data, Note 21 — Commitments.

Aircraft Type	Owned Fleet	Order Book
Airbus A310/319/320/321	119	56
Airbus A330	40	15
Airbus A350	2	12
Boeing 737	84	40
Boeing 757	8	–
Boeing 767	5	–
Boeing 787	4	16
Embraer 145	1	–
Embraer 175	4	–
Embraer 190/195	16	–
Other	1	–
Total	284	139

CIT ANNUAL REPORT 2015    79

Commercial Aerospace

The following tables present detail on our commercial and regional aerospace portfolio (“Commercial Aerospace”). The net investment in regional aerospace financing and leasing assets was $43 million, $47 million and $52 million at December 31, 2015, 2014 and 2013, respectively, and was substantially comprised of loans and capital leases.

The information presented below by region, manufacturer, and body type, is based on our operating lease aircraft portfolio, which comprises 91% of our total commercial aerospace portfolio and substantially all of our owned fleet of leased aircraft at December 31, 2015.

Commercial Aerospace Portfolio (dollars in millions)

	December 31, 2015		December 31, 2014		December 31, 2013
	Net Investment	Number	Net Investment	Number	Net Investment	Number
By Product:
Operating lease(1)	$9,772.2	284	$9,309.3	279	$8,379.3	270
Loan	664.5	57	635.0	50	505.3	39
Capital lease	320.4	21	335.6	21	31.7	8
Total	$10,757.1	362	$10,279.9	350	$8,916.3	317

Commercial Aerospace Operating Lease Portfolio (dollars in millions)(1)

	December 31, 2015		December 31, 2014		December 31, 2013
	Net Investment	Number	Net Investment	Number	Net Investment	Number
By Region:
Asia / Pacific	$3,704.2	88	$3,505.9	84	$3,065.1	81
Europe	2,195.4	80	2,239.4	86	2,408.8	91
U.S. and Canada	2,091.0	65	1,802.6	57	1,276.5	43
Latin America	1,152.6	38	994.9	37	940.3	38
Africa / Middle East	629.0	13	766.5	15	688.6	17
Total	$9,772.2	284	$9,309.3	279	$8,379.3	270
By Manufacturer:
Airbus	$6,232.3	161	$5,985.5	160	$5,899.1	167
Boeing	2,929.6	101	2,711.6	98	2,038.7	87
Embraer	552.7	21	547.2	20	441.5	16
Other	57.6	1	65.0	1	–	–
Total	$9,772.2	284	$9,309.3	279	$8,379.3	270
By Body Type(2):
Narrow body	$6,211.4	230	$6,287.8	230	$6,080.6	230
Intermediate	3,502.2	52	2,955.3	47	2,297.3	39
Regional and other	58.6	2	66.2	2	1.4	1
Total	$9,772.2	284	$9,309.3	279	$8,379.3	270
Number of customers		95		98		98
Weighted average age of fleet (years)		5		5		5

(1)	Includes operating lease equipment held for sale.

(2)	Narrow body are single aisle design and consist primarily of Boeing 737 and 757 series, Airbus A320 series, and Embraer E170 and E190 aircraft. Intermediate body are smaller twin aisle design and consist primarily of Boeing 767 series and Airbus A330 series aircraft. Regional and Other includes aircraft and related equipment, such as engines.

Our top five commercial aerospace outstanding exposures totaled $2,745.4 million at December 31, 2015. The largest individual outstanding exposure totaled $907.6 million at December 31, 2015, which was to a U.S. carrier. See Note 21 — Commitments in Item 8. Financial Statements and Supplementary Data for additional information regarding commitments to purchase additional aircraft.

Item 7:  Management’s Discussion and Analysis

80    CIT ANNUAL REPORT 2015

CONSUMER CONCENTRATIONS

The following table presents our total outstanding consumer financing and leasing assets, including PCI loans as of December 31, 2015. All of the consumer loans were acquired in the OneWest Transaction; thus, there were no balances as of December 31, 2014. The consumer PCI loans are included in the total outstanding and displayed separately, net of purchase accounting adjustments. PCI loans are discussed in more detail in Note 3 — Loans in Item 8. Financial Statements and Supplementary Data.

Consumer Financing and Leasing Assets at December 31, 2015 (dollars in millions)

	Net Investment	% of Total
Single family residential	$5,655.7	81.9%
Reverse mortgage	917.4	13.3%
Home Equity Lines of Credit	325.7	4.7%
Other consumer	7.8	0.1%
Total loans	$6,906.6	100.0%

For consumer and residential loans, the Company monitors credit risk based on indicators such as delinquencies and LTV. We monitor trending of delinquency/delinquency rates as well as non-performing trends for home equity loans and residential real estate loans.

LTV refers to the ratio comparing the loan’s unpaid principal balance to the property’s collateral value. We update the property values of real estate collateral if events require current information and calculate current LTV ratios. We examine LTV migration and stratify LTV into categories to monitor the risk in the loan classes.

See Note 3 — Loans in Item 8. Financial Statements and Supplementary Data for information on LTV ratios.

Loan concentrations may exist when borrowers could be similarly impacted by economic or other conditions. The following table summarizes the carrying value of consumer financing and leasing assets, with concentrations in the top five states based upon property address by geographical regions as of December 31, 2015:

Consumer Financing and Leasing Assets Geographic Concentrations at December 31, 2015 (dollars in millions)

	Net Investment	% of Total
California	$4,234.6	61.3%
New York	560.5	8.1%
Florida	306.7	4.5%
New Jersey	177.8	2.6%
Maryland	154.4	2.2%
Other States and Territories(1)	1,472.6	21.3%
	$6,906.6	100.0%

(1)	No state or territories have total carrying value in excess of 2%.

CIT ANNUAL REPORT 2015    81

RISK MANAGEMENT

CIT is subject to a variety of risks that may arise through the Company’s business activities, including the following principal forms of risk:

-	Strategic risk is the risk of the impact on earnings or capital arising from adverse strategic business decisions, improper implementation of strategic decisions, or lack of responsiveness to changes in the industry, including changes in the financial services industry as well as fundamental changes in the businesses in which our customers and our firm engages.

-	Credit risk is the risk of loss (including the incurrence of additional expenses) when a borrower does not meet its financial obligations to the Company. Credit risk may arise from lending, leasing, and/or counterparty activities.

-	Asset risk is the equipment valuation and residual risk of lease equipment owned by the Company that arises from fluctuations in the supply and demand for the underlying leased equipment. The Company is exposed to the risk that, at the end of the lease term, the value of the asset will be lower than expected, resulting in either reduced future lease income over the remaining life of the asset or a lower sale value.

-	Market risk includes interest rate and foreign currency risk. Interest rate risk is the risk that fluctuations in interest rates will have an impact on the Company’s net finance revenue and on the market value of the Company’s assets, liabilities and derivatives. Foreign exchange risk is the risk that fluctuations in exchange rates between currencies can have an economic impact on the Company’s non-dollar denominated assets and liabilities.

-	Liquidity risk is the risk that the Company has an inability to maintain adequate cash resources and funding capacity to meet its obligations, including under stress scenarios.

-	Capital risk is the risk that the Company does not have adequate capital to cover its risks and to support its growth and strategic objectives.

-	Operational risk is the risk of financial loss, damage to the Company’s reputation, or other adverse impacts resulting from inadequate or failed internal processes and systems, people or external events.

-	Information Technology Risk is the risk of financial loss, damage to the Company’s reputation or other adverse impacts resulting from unauthorized (malicious or accidental) disclosure, modification, or destruction of information, including cyber-crime, unintentional errors and omissions, IT disruptions due to natural or man-made disasters, or failure to exercise due care and diligence in the implementation and operation of an IT system.

-	Legal and Regulatory Risk is the risk that the Company is not in compliance with applicable laws and regulations, which may result in fines, regulatory criticism or business restrictions, or damage to the Company’s reputation.

-	Reputational Risk is the potential that negative publicity, whether true or not, will cause a decline in the value of the Company due to changes in the customer base, costly litigation, or other revenue reductions.

GOVERNANCE AND SUPERVISION

CIT’s Risk Management Group (“RMG”) has established a Risk Governance Framework that is designed to promote appropriate risk identification, measurement, monitoring, management and control. The Risk Governance Framework is focused on:

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

The Risk Management Committee (“RMC”) of the Board oversees the risk management functions that address the major risks inherent in CIT’s business activities and the control processes with respect to such risks. The Chief Risk Officer (“CRO”) supervises CIT’s risk management functions through the RMG, chairs the Enterprise Risk Committee (“ERC”), and reports regularly to the RMC of the Board on the status of CIT’s risk management program. The ERC provides a forum for structured, cross-functional review, assessment and management of CIT’s enterprise-wide risks. Within the RMG, officers with reporting lines to the CRO supervise and manage groups and departments with specific risk management responsibilities.

The Credit Risk Management group manages and approves all credit risk throughout CIT. This group is led by the Chief Credit Officer (“CCO”), and includes the heads of credit for each business, the head of Problem Loan Management, and Credit Administration. The CCO chairs several key governance committees, including the Corporate Credit Committee (“CCC”).

The Enterprise Risk Management (“ERM”) group is responsible for oversight of asset risk, market risk, liquidity risk, capital risk, operational risk, model development, analytics, risk data and reporting.

The Chief Model Risk Officer reports directly to the CRO, and is responsible for model governance, validation and monitoring.

The Chief Information Security Officer reports to the CRO and is responsible for IT Risk, Business Continuity Planning and Disaster Recovery.

The Risk Framework, Risk Policy & Governance are also managed through the CRO.

Credit Review is an independent oversight function that is responsible for performing internal credit-related reviews for the organization as well as the ongoing monitoring, testing, and measurement of credit quality and credit process risk in

Item 7:  Management’s Discussion and Analysis

82    CIT ANNUAL REPORT 2015

enterprise-wide lending and leasing activities. Credit Review reports to the RMC of the Board and administratively to the CRO.

The Compliance function reports to the Audit Committee of the Board and administratively to the CRO.

Regulatory Relations reports to the Chief Compliance Officer. The Audit Committee and the Regulatory Compliance Committee of the Board oversee financial, legal, compliance, regulatory and audit risk management practices.

STRATEGIC RISK

Strategic risk management starts with analyzing the short and medium term business and strategic plans established by the Company. This includes the evaluation of the industry, opportunities and risks, market factors and the competitive environment, as well as internal constraints, such as CIT’s risk appetite and control environment. The business plan and strategic plan are linked to the Risk Appetite and Risk Tolerance Frameworks, including the limit structure. RMG is responsible for the New Product and Strategic Initiative process. This process is intended to enable new activities that are consistent with CIT’s expertise and risk appetite, and ensure that appropriate due diligence is completed on new opportunities before approval and implementation. Changes in the business environment and in the industry are evaluated periodically through scenario development and analytics, and discussed with the business leaders, CEO and RMC.

Strategic risk management includes the effective implementation of new products and strategic initiatives. The New Product and Strategic Initiative process requires tracking and review of all approved new initiatives. In the case of acquisitions, such as Direct Capital and OneWest Bank, integration planning and management covers the implementation process across affected businesses and functions. As a result of the OneWest Transaction, CIT became a SIFI. SIFI planning and implementation is a cross functional effort, led by RMG and coordinated with the integration planning processes.

Oversight of strategic risk management is provided by the RMC, the ERC and the Risk Control Committee, a sub-committee of the ERC.

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

We execute derivative transactions with our customers in order to help them mitigate their interest rate and currency risks. We typically enter into offsetting derivative transactions with third parties in order to neutralize CIT’s interest rate and currency exposure to these customer related derivative transactions. The counterparty credit exposure related to these transactions is monitored and evaluated as part of our credit risk management process.

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

Small-Ticket Lending and Leasing. For small-ticket lending and leasing transactions, largely in Equipment Finance, we employ automated credit scoring models for origination (scorecards) and re-grading (auto re-grade algorithms). These are supplemented by business rules and expert judgment. The models evaluate, among other things, financial performance metrics, length of time in business, industry category and geography, and are used to assess a potential borrower’s credit standing and repayment ability, including the value of collateral. We utilize external credit

CIT ANNUAL REPORT 2015    83

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

Consumer Lending. Consumer lending begins with an evaluation of a consumer’s credit profile against published standards. Loans could be originated HFI or HFS. A loan that is originated as HFS must meet both the credit criteria of the Bank and the investor. At this time, agency eligible loans are originated for sale (Fannie Mae and Freddie Mac) as well as a limited number of Federal Housing Administration (“FHA”) loans. Jumbo loans are considered a HFI product. All loan requests are reviewed by underwriters. Credit decisions are made after reviewing qualitative factors and considering the transaction from a judgmental perspective.

Single family residential (1-4) mortgage loans are originated through retail originations and closed loan purchases.

Consumer products use traditional and measurable standards to document and assess the creditworthiness of a loan applicant. Concentration limits are established by the Board and credit standards follow industry standard documentation requirements. Performance is largely based on an acceptable pay history along with a quarterly assessment, which incorporates an assessment using current market conditions. Non-traditional loans are also monitored by way of a quarterly review of the borrower’s refreshed credit score. When warranted an additional review of the underlying collateral may be conducted.

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

We also monitor and manage counterparty credit risk, for example, through the use of exposure limits, related to our cash and investment portfolio, including securities purchased under agreements to resell.

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

MARKET RISK

CIT is exposed to interest rate and currency risk as a result of its business activities. CIT does not pro-actively assume these risks as a way to make a return, as it does with credit and asset risk. RMG measures, monitors and sets limits on these exposures, by analyzing the impact of potential interest rate and foreign exchange rate changes on financial performance. We consider factors such as customer prepayment trends, maturity, and repricing characteristics of assets and liabilities. Our asset-liability management system provides analytical capabilities to assess and measure the effects of various market rate scenarios upon the Company’s financial performance.

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

Interest rate risk and sensitivity is influenced primarily by the composition of the balance sheet, driven by the type of products offered (fixed/floating rate loans and deposits), investments, funding and hedging activities. Our assets are primarily

Item 7:  Management’s Discussion and Analysis

84    CIT ANNUAL REPORT 2015

comprised of commercial loans, consumer loans, operating lease equipment, cash and investments. Our leasing products are level/fixed payment transactions, whereas the interest rate on the majority of our commercial loan portfolio is based on a floating rate index such as short-term Libor or Prime. Our consumer loan portfolio is based on both floating rate and level/fixed payment transactions. Our debt securities within the investment portfolio, securities purchased under agreements to resell and interest bearing deposits (cash) have generally short durations and reprice frequently. We use a variety of funding sources, including CDs, money market, savings and checking accounts, and secured and unsecured debt. With respect to liabilities, CDs and unsecured debt are fixed rate, secured debt is a mix of fixed and floating rate, and the rates on savings accounts vary based on the market environment and competition. The composition of our assets and liabilities generally results in a net asset-sensitive position at the shorter end of the yield curve, mostly related to moves in LIBOR, whereby our assets will reprice faster than our liabilities.

Deposits continued to grow as a percent of total funding. CIT Bank, N.A. sources deposits primarily through a retail branch network in Southern California, direct-to-consumer (via the internet) and brokered channels. The Bank also offers a full range of commercial products. At December 31, 2015, the Bank had over $32 billion in deposits. Certificates of deposits represented approximately $18.2 billion, 56% of the total, most of which were sourced through direct channels. The deposit rates we offer can be influenced by market conditions and competitive factors. Changes in interest rates can affect our pricing and potentially impact our ability to gather and retain deposits. Rates offered by competitors also can influence our rates and our ability to attract and hold deposits. In a rising rate environment, the Bank may need to increase rates to renew maturing deposits and attract new deposits. Rates on our savings account deposits may fluctuate due to pricing competition and may also move with short-term interest rates. In general, retail deposits represent a low-cost source of funds and are less sensitive to interest rate changes than many non-deposit funding sources up to ten years. We regularly stress test the effect of deposit rate changes on our margins and seek to achieve optimal alignment between assets and liabilities from an interest rate risk management perspective.

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

Change to NII Sensitivity and EVE

	December 31, 2015		December 31, 2014		December 31, 2013
	+100 bps	–100 bps	+100 bps	–100 bps	+100 bps	–100 bps
NII Sensitivity	3.5%	(2.1)%	6.4%	(0.8)%	6.1%	(0.9)%
EVE	0.5%	(0.5)%	1.9%	(1.6)%	1.8%	(2.0)%

The EVE and NII sensitivity declined from the previous years due to several factors, including the incorporation of the former OneWest Bank assets and liabilities into the measurement assessment, the reduction in CIT’s cash balances relative to the overall balance sheet and a refinement of the calculation. As of December 31, 2015, we ran a range of scenarios, including a 200 bps parallel increase scenario, which resulted in an NII Sensitivity of 6.7% and an EVE of 1.0%, while a 200bps decline scenario was not run as the current low rate environment makes the scenario less relevant. Regarding the negative scenarios, we have an assumed rate floor.

As detailed in the above table, NII sensitivity is positive with respect to an increase in interest rates. This is primarily driven by our floating rate loan portfolio (including approximately $9.7 billion that are subject to floors), which reprice frequently, and cash and investment securities. On a net basis, we generally have more floating/repricing assets than liabilities in the near term. As a result, our current portfolio is more sensitive to moves in short-term interest rates in the near term. Therefore, our NFR may increase if short-term interest rates rise, or decrease if short-term interest rates decline. Market implied forward rates over the subsequent future twelve months are used to determine a base interest rate scenario for the net interest income projection for the base case. This base projection is compared with those calculated under varying interest rate scenarios such as a 100 basis point parallel rate shift to arrive at NII Sensitivity.

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

The simulation modeling for both NII Sensitivity and EVE assumes we take no action in response to the changes in interest rates, while NII Sensitivity generally assumes cashflow from portfolio run-off is reinvested in similar products.

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

CIT ANNUAL REPORT 2015    85

Various holding periods of the operating lease assets are also considered. These range from the current existing lease term to longer terms which assume lease renewals consistent with management’s expected holding period of a particular asset. NII Sensitivity and EVE limits have been set and are monitored for certain of the key scenarios. We manage the exposure to changes in NII Sensitivity and EVE in accordance with our risk appetite and within Board approved limits.

We use results of our various interest rate risk analyses to formulate asset and liability management (“ALM”) strategies, in coordination with the Asset Liability Committee, in order to achieve the desired risk profile, while managing our objectives for capital adequacy and liquidity risk exposures. Specifically, we manage our interest rate risk position through certain pricing strategies for loans and deposits, our investment strategy, issuing term debt with floating or fixed interest rates, and using derivatives such as interest rate swaps, which modify the interest rate characteristics of certain assets or liabilities.

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

Foreign Currency Risk

We seek to hedge transactional exposure of our non-dollar denominated activities, which are comprised of foreign currency loans and leases to foreign entities, through local currency borrowings. To the extent such borrowings were unavailable, we have utilized derivative instruments (foreign currency exchange forward contracts and cross currency swaps) to hedge our non-dollar denominated activities. Additionally, we have utilized derivative instruments to hedge the translation exposure of our net investments in foreign operations.

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

We utilize a series of measurement tools to assess and monitor the level and adequacy of our liquidity position, liquidity conditions and trends. The primary tool is a cash forecast designed to identify material movements in cash flows. Stress scenarios are applied to measure the resiliency of the liquidity position and to identify stress points requiring remedial action. Also included among our liquidity measurement tools is an early warning system (summarized on an Early Warning Indicator Report) that monitors key macro-environmental and company specific metrics that serve as early warning signals of potential impending liquidity stress events. Event triggers are categorized by severity into a three-level stress monitoring system: Moderately Enhanced Crisis, Heightened Crisis, and Maximum Crisis. Assessments outside defined thresholds trigger contingency funding actions, which are detailed in the Company’s Contingency Funding Plan (“CFP”).

Integral to our liquidity management practices is our CFP, which outlines actions and protocols under liquidity stress conditions, whether they are idiosyncratic or systemic in nature and defines the thresholds that trigger contingency funding actions. The objective of the CFP is to ensure an adequately sustained level of liquidity under certain stress conditions.

CAPITAL RISK

Capital risk is the risk that the Company does not have adequate capital to cover its risks and to support its growth and strategic objectives. CIT establishes internal capital risk limits and warning thresholds, using both Economic and Risk-Based Capital calculations, as well as Dodd-Frank Act Stress Testing (“DFAST”), to evaluate the Firm’s capital adequacy for multiple types of risk in both normal and stressed environments. Economic capital includes credit risk, asset risk, market risk, operational risk and model risk. DFAST is a forward-looking methodology that looks at FRB adverse and severely adverse scenarios as well as internally generated scenarios. The capital risk framework requires contingency plans for stress results that would breach the established capital thresholds.

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

Operational risk is managed within individual business units. The head of each business and functional area is responsible for maintaining an effective system of internal controls to mitigate operational risks. The business segment Chief Operating Officers designate Operational Risk Managers responsible for implementation of the Operational Risk framework programs. The Enterprise Operational Risk function provides oversight in managing operational risk, designs and supports the enterprise-wide Operational Risk framework programs, and promotes awareness

Item 7:  Management’s Discussion and Analysis

86    CIT ANNUAL REPORT 2015

by providing training to employees and Operational Risk Managers within business units and functional areas. Additionally, Enterprise Operational Risk maintains the Loss Data Collection and Risk Assessment programs. Oversight of the operational risk management function is provided by the RMG, the RMC, the ERC and the Risk Control Committee, a sub-committee of the ERC.

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

The Information Risk function provides oversight of the Information Security and Business Continuity Management (“BCM”) programs. Information Security provides oversight and guidance across the organization intended to preserve and protect the confidentiality, integrity, and availability of CIT information and information systems. BCM provides oversight and guidance of global business continuity and disaster recovery procedures through planning and implementation of proactive, preventive, and corrective actions intended to enable continuous business operations in the event of a disaster, including technology recovery. Information Risk is also responsible for crisis management and incident response and performs ongoing IT risk assessments of applications, infrastructure systems and third party vendors, as well as information security and BCM training and awareness for employees, contingent workers and consultants.

Oversight of the Information Risk function is provided by the RMG, the RMC, the ERC and the Risk Control Committee, a sub-committee of the ERC.

LEGAL and REGULATORY RISK

CIT is subject to a number of laws, regulations, regulatory standards, and guidance, both in the U.S. and in other countries in which it does business, some of which are applicable primarily to financial services and others of which are generally applicable to all businesses. Any failure to comply with applicable laws, regulations, standards, and guidance in the conduct of our business, including but not limited to funding our business, originating new business, purchasing and selling assets, and servicing our portfolios or the portfolios of third parties may result in governmental investigations and inquiries, legal proceedings, including both private and governmental plaintiffs, significant monetary damages, fines, or penalties, restrictions on the way in which we conduct our business, or reputational harm. To reduce these risks, the Company consults regularly with legal counsel, both internal and external, on significant legal and regulatory issues and has established a compliance function to facilitate maintaining compliance with applicable laws and regulations.

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

Oversight of legal and regulatory risk is provided by the Audit and Regulatory Compliance Committees of the Board of Directors, the ERC and the Risk Control Committee, a sub-committee of the ERC.

REPUTATIONAL RISK

Reputational risk is the potential that negative publicity, whether true or not, will cause a decline in the value of the Company due to changes in the customer base, costly litigation, or other revenue reductions. Protecting CIT, its shareholders, employees and brand against reputational risk is of paramount importance to the Company. To address this priority, CIT has established corporate governance standards relating to its Code of Business Conduct and ethics. The Chief Compliance Officer’s responsibilities also include the role of Chief Ethics Officer. In this combined role, his responsibilities also extend to encompass compliance not only with laws and regulations, but also with CIT’s values and its Code of Business Conduct.

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

CIT ANNUAL REPORT 2015    87

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

Oversight of reputational risk management is provided by the Audit Committee of the Board of Directors, the RMC, the ERC, Compliance Committee and the Risk Control Committee, a sub-committee of the ERC. In addition, CIT’s IAS monitors and tests the overall effectiveness of internal control and operational systems on an ongoing basis and reports results to senior management and to the Audit Committee of the Board.

FUNDING AND LIQUIDITY

CIT actively manages and monitors its funding and liquidity sources against relevant limits and targets. These sources satisfy funding and other operating obligations, while also providing protection against unforeseen stress events like unanticipated funding obligations, such as customer line draws, or disruptions to capital markets or other funding sources. Primary liquidity sources include cash, investment securities and credit facilities as discussed below.

Cash

-	Cash totaled $8.3 billion at December 31, 2015, compared to $7.1 billion and $6.7 billion at December 31, 2014 and 2013, respectively. The increase was primarily due to $4.4 billion acquired in the OneWest Transaction, partially offset by cash of $1.9 billion used to pay for the acquisition. Cash at December 31, 2015 consisted of $1.1 billion related to the bank holding company and $6.0 billion at CIT Bank, N.A. (excluding $0.1 billion of restricted cash), with the remainder comprised of cash at operating subsidiaries and other restricted balances of approximately $1.2 billion.

Investment Securities

Investment Securities (dollars in millions)

	December 31, 2015	December 31, 2014	December 31, 2013
Available-for-sale securities
Debt securities	$2,007.8	$1,116.5	$1,487.8
Equity securities	14.3	14.0	13.7
Held-to-maturity securities
Debt securities	300.1	352.3	1,042.3
Investment securities carried at fair value with changes recorded in net income
Debt securities	339.7	–	–
Non-marketable equity investments and other	291.9	67.5	86.9
Total investment securities	$2,953.8	$1,550.3	$2,630.7

The increase in investment securities in 2015 primarily reflects $1.3 billion of investments acquired in the OneWest Bank acquisition, mostly MBS securities. In addition, the acquisition also drove the increase in the non-marketable equity investments, which represents the additional investment in FHLB and FRB securities. As part of our business strategy to improve returns, we plan to use cash and proceeds from maturing securities to increase our investments in higher-yielding securities in 2016. See Note 1 — Business and Summary of Significant Accounting Policies in Item 8. Financial Statements and Supplementary Data for policies covering classification and reviewing for OTTI.

Interest and dividend income (a component of NFR), totaled $71 million, $36 million and $29 million for the years ended December 31, 2015, 2014 and 2013, respectively, with the current year reflecting the acquired mortgage-backed security portfolio from OneWest Bank. We also recognized net gains in other income of $1 million, $39 million and $8 million for the years ended December 31, 2015, 2014 and 2013, respectively. The revenue streams are discussed in Net Finance Revenue and Non-interest Income.

Item 7:  Management’s Discussion and Analysis

88    CIT ANNUAL REPORT 2015

Credit Facilities

-	A multi-year committed revolving credit facility that has a total commitment of $1.5 billion, of which $1.4 billion was unused at December 31, 2015; and

-	Committed securitization facilities and secured bank lines totaled $4.1 billion, of which $2.3 billion was unused at December 31, 2015, provided that eligible assets are available that can be funded through these facilities.

Securities Purchased Under Resale Agreements

-	Although at December 31, 2015 we did not invest in securities purchased under agreements to resell (“reverse repurchase agreements”), there were $650 million of investments at December 31, 2014, and we had invested in these securities periodically during 2015. These agreements were mostly short-term securities, and were secured by the underlying collateral, which was maintained at a third-party custodian. Interest earned on these securities is included in “Other interest and dividends” in the statement of income.

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

Funding Sources

Funding sources include deposits and borrowings. As a result of the OneWest Transaction and our continued funding and liability management initiatives, our funding mix has continued to change to a higher mix of deposits. The following table reflects our funding mix:

Funding Mix

	December 31, 2015	December 31, 2014	December 31, 2013
Deposits	64%	46%	40%
Unsecured	21%	35%	41%
Secured Borrowings:
Structured financings	9%	18%	18%
FHLB Advances	6%	1%	1%

The higher proportion of deposits and FHLB advances is reflective of the OneWest Transaction. The percentage of funding for each period excludes the debt related to discontinued operations.

The following sections on deposits and borrowings provide further detail on the acquired amounts and the effect on existing balances.

Deposits

The following table details our ending deposit balances by type:

Deposits at December 31 (dollars in millions)

	2015		2014		2013
	Total	Percent of Total	Total	Percent of Total	Total	Percent of Total
Checking and Savings:
Non-interest bearing checking	$866.2	2.6%	$–	–	$–	–
Interest bearing checking	3,123.7	9.5%	–	–	–	–
Money market	5,560.5	17.0%	1,873.8	11.8%	1,857.8	14.8%
Savings	4,840.5	14.8%	3,941.6	24.9%	2,710.8	21.6%
Certificates of Deposits	18,201.9	55.5%	9,942.2	62.7%	7,859.5	62.8%
Other	189.4	0.6%	92.2	0.6%	98.4	0.8%
Total	$32,782.2	100.0%	$15,849.8	100.0%	$12,526.5	100.0%

During 2015, deposit growth was solid, and included the addition of $14.5 billion related to the OneWest Transaction. The acquisition broadened our product offerings and customer base. CIT Bank, N.A. offers a full suite of deposit offerings to its customers, and with the acquisition, now has a branch network of 70 branches in Southern California to serve its customers. Deposit growth is a key area of focus for CIT as it offers lower funding costs compared to other sources. The weighted average coupon rate of total deposits was 1.26% at December 31, 2015, down from 1.69% at December 31, 2014 and 1.65% at December 31, 2013, as the rates on the acquired deposits were lower than existing deposits due to the mix of deposits acquired. At December 31, 2015, our CDs had a weighted average remaining life of approximately 2.4 years. See Net Finance Revenue section for further discussion on average balances and rates.

CIT ANNUAL REPORT 2015    89

Borrowings

Borrowings consist of senior unsecured notes and secured borrowings (structured financings and FHLB advances), all of which totaled $18.5 billion at December 31, 2015, essentially unchanged from December 31, 2014 and 2013. The borrowings from the OneWest Transaction, which was mostly in the form of FHLB advances ($3.0 billion), was offset by the maturity of $1.2 billion and repurchase of $55 million of unsecured notes during 2015 and net repayments of structured financings. The weighted average coupon rate of borrowings at December 31, 2015 was 3.91%, down from 4.32% and 4.47% at December 31, 2014 and 2013, respectively, reflecting the acquired FHLB advances, which have lower rates.

In conjunction with pursuing strategic alternatives for our Commercial Air business, we are evaluating both a spin-off to shareholders as a separate public entity and sale alternatives. It is very likely that any alternative will result in restructuring some of our funding facilities, including our secured and unsecured debt, as well as the TRS, which could result in significant debt-related costs.

Unsecured

Revolving Credit Facility

The following information was in effect prior to the 2016 Revolving Credit facility amendment. See Note 30 — Subsequent Events in Item 8. Financial Statements and Supplementary Data for changes to this facility.

There were no borrowings outstanding under the Revolving Credit Facility at December 31, 2015. The amount available to draw upon was approximately $1.4 billion at December 31, 2015, with the remaining amount of approximately $0.1 billion utilized for issuance of letters of credit.

The Revolving Credit Facility has a $1.5 billion total commitment amount that matures on January 27, 2017. The total commitment amount consists of a $1.15 billion revolving loan tranche and a $350 million revolving loan tranche that can also be utilized for issuance of letters of credit. The applicable margin charged under the facility is based on our debt ratings. Currently, the applicable margin is 2.50% for LIBOR-based loans and 1.50% for Base Rate loans. Improvement in CIT’s long-term senior unsecured debt ratings to Ba2 by Moody’s would result in a reduction in the applicable margin to 2.25% for LIBOR-based loans and to 1.25% for Base Rate loans. A downgrade in CIT’s long-term senior unsecured debt ratings to B+ by S&P would result in an increase in the applicable margin to 2.75% for LIBOR-based loans and to 1.75% for Base Rate loans. In the event of a one notch downgrade by only one of the agencies, no change to the margin charged under the facility would occur.

The Revolving Credit Facility is unsecured and is guaranteed by eight of the Company’s domestic operating subsidiaries. The facility contains a covenant requiring a minimum guarantor asset coverage ratio and the criteria for calculating the ratio. The covenant requires a minimum guarantor asset coverage ratio ranging from 1.0:1.0 to 1.75:1.0 depending on the Company’s long-term senior unsecured debt rating. The current requirement is 1.5:1.0. As of December 31, 2015, the last reported asset coverage ratio was 2.33x.

See Note 10 — Borrowings in Item 8. Financial Statements and Supplementary Data for further detail.

Senior Unsecured Borrowings

At December 31, 2015, unsecured borrowings outstanding totaled $10.7 billion, compared to $11.9 billion and $12.5 billion at December 31, 2014 and 2013, respectively. The weighted average coupon rate of unsecured borrowings at December 31, 2015 was 5.03%, up slightly from 5.00% at December 31, 2014 and down from 5.11% at December 31, 2013.The decline in the 2015 outstanding balance and slight increase in rate reflect the repayment of $1.2 billion of maturing 4.75% notes in the first quarter and modest debt repurchases in the third and fourth quarters of 2015. As detailed in “Contractual Commitments and Payments” below, there are no scheduled maturities in 2016, and $5.1 billion of scheduled maturities in 2017 through April 2018. See Note 10 — Borrowings in Item 8. Financial Statements and Supplementary Data for further detail.

Secured

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

FHLB Advances

FHLB advances have become a larger source of funding as a result of the OneWest Transaction. CIT Bank, N.A. is a member of the FHLB of San Francisco and may borrow under a line of credit that is secured by collateral pledged to the FHLB San Francisco. The Bank makes decisions regarding utilization of advances based upon a number of factors including liquidity needs, capital constraints, cost of funds and alternative sources of funding. CIT Bank, N.A. had $3.1 billion outstanding under the line and $6.8 billion of assets were pledged as collateral at December 31, 2015.

Prior to the OneWest Transaction, at December 31, 2014, CIT Bank was a member of the FHLB of Seattle (before its merger into FHLB Des Moines on June 1, 2015) and had $125 million outstanding under a line of credit and $168 million of commercial real estate assets were pledged as collateral. Also at December 31, 2014 and 2013, a subsidiary of CIT Bank was a member of FHLB Des Moines and had $130 million and $35 million of advances outstanding and $142 million and $46 million of collateral pledged, respectively.

FHLB Advances and pledged assets are also discussed in Note 10 — Borrowings in Item 8. Financial Statements and Supplementary Data.

Structured Financings

Structured Financings totaled approximately $4.7 billion at December 31, 2015, compared to $6.3 billion and $5.7 billion at December 31, 2014 and 2013, respectively. The decrease in secured borrowings during 2015 reflects repayments, while the increase during 2014 reflects debt acquired with the Nacco and Direct Capital acquisi-

Item 7:  Management’s Discussion and Analysis

90    CIT ANNUAL REPORT 2015

tions, partially offset by net repayments. The weighted average coupon rate of structured financings at December 31, 2015 was 3.40%, up from 3.19% and 3.14% at December 31, 2014 and 2013, respectively. The increase in the weighted average rate in 2015 mostly reflects the repayments on lower coupon financings.

CIT Bank, N.A. structured financings totaled $0.8 billion, $1.6 billion and $0.8 billion at December 31, 2015, 2014 and 2013, respectively, which were secured by $1.1 billion, $2.1 billion and $1.0 billion of pledged assets at December 31, 2015, 2014 and 2013, respectively. Non-bank structured financings were $3.9 billion, $4.7 billion and $5.1 billion at December 31, 2015, 2014 and 2013, respectively, and were secured by assets of $7.2 billion, $8.2 billion and $8.6 billion, at December 31, 2015, 2014 and 2013, respectively.

See Note 10 — Borrowings in Item 8. Financial Statements and Supplementary Data for a table displaying our consolidated secured financings and pledged assets.

FRB

The Company has a borrowing facility with the FRB Discount Window that can be used for short-term, typically overnight, borrowings. The borrowing capacity is determined by the FRB based on the collateral pledged.

There were no outstanding borrowings with the FRB Discount Window as of December 31, 2015 or December 31, 2014. See Note 10 — Borrowings in Item 8. Financial Statements and Supplementary Data for total balances pledged, including amounts to the FRB.

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

At December 31, 2015, a total of $1,760 million of pledged assets, and secured debt totaling $1,149 million issued to investors, was outstanding under the GSI Facilities. About half of the pledged assets and debt outstanding under the GSI Facilities related to commercial aerospace assets, a business that management is pursuing strategic alternatives for. After adjustment to the amount of actual qualifying borrowing base under the terms of the GSI Facilities, this secured debt provided for usage of $972 million of the maximum notional amount of the GSI Facilities. The remaining $1,153 million of the maximum notional amount represents the unused portion of the GSI Facilities and constitutes the notional amount of derivative financial instruments. An unsecured counterparty receivable of $537.8 million is owed to CIT from GSI for debt discount, return of collateral posted to GSI and settlements resulting from market value changes to the asset-backed securities underlying the structures at December 31, 2015.

The GSI Facilities were structured as a TRS to satisfy the specific requirements set by GSI to obtain its funding commitment. Under the terms of the GSI Facilities, CIT raises cash from the issuance of ABS to investors designated by GSI under the total return swap, equivalent to the face amount of the ABS less an adjustment for any OID which equals the market price of the ABS. CIT is also required to deposit a portion of the face amount of the ABS with GSI as additional collateral prior to funding ABS through the GSI Facilities.

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

Valuation of the derivatives related to the GSI Facilities is based on several factors using a discounted cash flow (DCF) methodology, including:

-	Funding costs for similar financings based on the current market environment;

-	Forecasted usage of the long-dated GSI Facilities through the final maturity date in 2028; and

-	Forecasted amortization, due to principal payments on the underlying ABS, which impacts the amount of the unutilized portion.

Based on the Company’s valuation, we recorded a liability of $55 million, $25 million and $10 million at December 31, 2015, 2014 and 2013, respectively. During 2015, 2014 and 2013, we recognized $30 million, $15 million and $4 million, respectively, as a reduction to other income associated with the change in liability.

Interest expense related to the GSI Facilities is affected by the following:

-	A fixed facility fee of 2.85% per annum times the maximum facility commitment amount,

-	A variable amount based on one-month or three-month U.S.D. LIBOR times the “utilized amount” (effectively the “adjusted qualifying borrowing base”) of the total return swap, and

-	A reduction in interest expense due to the recognition of the payment of any OID from GSI on the various asset-backed securities.

See Note 11 — Derivative Financial Instruments in Item 8. Financial Statements and Supplementary Data for further information.

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

CIT ANNUAL REPORT 2015    91

CIT and CIT Bank debt ratings at December 31, 2015, as rated by Standard & Poor’s Ratings Services (“S&P”), Fitch Ratings, Inc. (“Fitch”), Moody’s Investors Service (“Moody’s”) and Dominion Bond Rating Service (“DBRS”) are presented in the following table.

Debt Ratings as of December 31, 2015

	S&P	Fitch	Moody’s	DBRS
CIT Group Inc.
Issuer / Counterparty Credit Rating	BB+	BB+	NR	BB (High)
Revolving Credit Facility Rating	BB+	BB+	B1	BBB (Low)
Series C Notes / Senior Unsecured Debt Rating	BB+	BB+	B1	BB (High)
Outlook	Stable	Stable	Positive	Stable
CIT Bank, N.A.
Deposit Rating (LT/ST)	NR	BBB-/F3	NR	BB (High)/R-4
Long-term Senior Unsecured Debt Rating	BBB-	BB+	NR	BB (High)

NR — Not Rated

In January 2016, S&P assigned a long-term issuer credit rating of BBB- to CIT Bank, N.A.

Changes to debt ratings of CIT Group Inc. during 2015 included:

-	In December, S&P raised its long-term issuer credit rating to BB+ with a stable outlook and raised our senior unsecured rating to BB+.

-	In October, Moody’s changed its outlook to positive from stable and DBRS upgraded our Issuer and Unsecured Debt ratings to BB (high) with a Stable outlook.

-	In March, Moody’s affirmed CIT Group’s Ba3 corporate family rating but downgraded the senior unsecured rating from Ba3 to B1 with a stable ratings outlook. Concurrently, Moody’s transitioned its ratings analysis of CIT Group to Moody’s bank methodology from Moody’s finance company rating methodology. Because Moody’s does not assign corporate family ratings under the bank rating framework, CIT’s Ba3 corporate family rating was withdrawn.

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

Tax Implications of Cash in Foreign Subsidiaries

Cash held by foreign subsidiaries totaled $1.0 billion, including cash available to the BHC and restricted cash, at December 31, 2015, compared to $1.8 billion at each of December 31, 2014 and 2013.

Other than in a limited number of jurisdictions, Management does not intend to indefinitely reinvest foreign earnings.

Contractual Payments and Commitments

Payments for the Years Ended December 31(1) (dollars in millions)

	Total	2016	2017	2018	2019	2020+
Structured financings(2)	$4,736.0	$1,412.7	$810.2	$655.6	$355.8	$1,501.7
FHLB advances	3,113.5	1,948.5	15.0	1,150.0	–	–
Senior unsecured	10,695.9	–	2,944.5	2,200.0	2,750.0	2,801.4
Total Long-term borrowings	18,545.4	3,361.2	3,769.7	4,005.6	3,105.8	4,303.1
Deposits	32,762.4	22,289.6	3,277.5	1,401.5	2,039.1	3,754.7
Credit balances of factoring clients	1,344.0	1,344.0	–	–	–	–
Lease rental expense	305.2	56.6	47.0	44.7	41.7	115.2
Total contractual payments	$52,957.0	$27,051.4	$7,094.2	$5,451.8	$5,186.6	$8,173.0

(1)	Projected payments of debt interest expense and obligations relating to postretirement programs are excluded.

(2)	Includes non-recourse secured borrowings, which are generally repaid in conjunction with the pledged receivable maturities.

Item 7:  Management’s Discussion and Analysis

92    CIT ANNUAL REPORT 2015

Commitment Expiration by Years Ended December 31 (dollars in millions)

	Total	2016	2017	2018	2019	2020+
Financing commitments	$7,385.6	$1,646.3	$1,023.0	$1,389.9	$1,514.1	$1,812.3
Aerospace purchase commitments(1)	9,618.1	448.7	712.8	2,188.1	3,441.6	2,826.9
Rail and other purchase commitments	898.2	747.1	126.5	24.6	–	–
Letters of credit	333.6	56.5	57.3	88.9	100.0	30.9
Deferred purchase agreements	1,806.5	1,806.5	–	–	–	–
Guarantees, acceptances and other recourse obligations	0.7	0.7	–	–	–	–
Liabilities for unrecognized tax obligations(2)	46.7	10.0	36.7	–	–	–
Total contractual commitments	$20,089.4	$4,715.8	$1,956.3	$3,691.5	$5,055.7	$4,670.1

(1)	Aerospace commitments are net of amounts on deposit with manufacturers.

(2)	The balance cannot be estimated past 2017; therefore the remaining balance is reflected in 2017.

Financing commitments increased from $4.7 billion at December 31, 2014 to $7.4 billion at December 31, 2015, primarily reflecting acquired commitments from OneWest Bank. Financing commitments include commitments that have been extended to and accepted by customers or agents, but on which the criteria for funding have not been completed of $859 million at December 31, 2015. Also included are Commercial Services credit line agreements, with an amount available of $406 million, net of the amount of receivables assigned to us. These are cancellable by CIT only after a notice period.

At December 31, 2015, substantially all our undrawn financing commitments were senior facilities, with approximately 80% secured by equipment or other assets and the remainder comprised of cash flow or enterprise value facilities. Most of our undrawn and available financing commitments are in the Commercial Banking division of NAB. The top ten undrawn commitments totaled $555 million at December 31, 2015. The table above includes approximately $1.7 billion of undrawn financing commitments at December 31, 2015 that were not in compliance with contractual obligations, and therefore CIT does not have the contractual obligation to lend.

See Note 21 — Commitments in Item 8. Financial Statements and Supplementary Data for further detail.

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

Beginning January 1, 2015, CIT reports regulatory capital ratios in accordance with the Basel III Final Rule and determines risk weighted assets under the Standardized Approach. CIT’s capital management is discussed further in the “Regulation” section of Item 1. Business Overview with respect to regulatory matters, including “Capital Requirements” and “Stress Test and Capital Plan Requirements.”

Regulatory Reporting Impact of Exceeding $50 Billion of Assets

As of September 30, 2015, as a result of the OneWest Transaction, we exceeded the $50 billion threshold that subjects BHCs to enhanced prudential regulation under the Dodd-Frank Act. Among other requirements, CIT will be subject to capital planning and company-run and supervisory stress testing requirements, under the FRB’s Comprehensive Capital Analysis and Review (“CCAR”) process, which will require CIT to submit an annual capital plan and demonstrate that it can meet required regulatory capital minimums over a nine quarter planning horizon, but we don’t expect to be part of the same process in 2016 as established CCAR banks. CIT will need to collect and report certain related data on a quarterly basis, which the FRB will use to track our progress against the capital plan. We expect that upon full implementation of the CCAR process in 2017, CIT may pay dividends and repurchase stock only in accordance with an approved capital plan to which the FRB has not objected. Furthermore, CIT is required to conduct annual and midcycle Company-run stress tests with company-developed economic scenarios for submission to the FRB, and publically disclose the test details.

CIT ANNUAL REPORT 2015    93

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

Return of Capital

Capital returned during the year ended December 31, 2015 totaled $647 million, including repurchases of approximately $532 million of our common stock and $115 million in dividends.

During 2015, we repurchased 11.6 million of our shares at an average price of $45.70 for an aggregate purchase price of $532 million, which completed the existing $200 million share repurchase program authorized by the Board in April 2015, along with the remaining amount of the 2014 Board authorized purchases of approximately $1.1 billion of the Company’s common shares.

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

At December 31, 2015, the regulatory capital guidelines applicable to the Company were based on the Basel III Final Rule. The ratios presented in the following table for December 31, 2015 were calculated under the current rules. At December 31, 2014 and 2013, the regulatory capital guidelines that were applicable to the Company were based on the Capital Accord of the Basel Committee on Banking Supervision (Basel I). The ratios were not significantly impacted by the change from Basel I to Basel III.

Item 7:  Management’s Discussion and Analysis

94    CIT ANNUAL REPORT 2015

Tier 1 Capital and Total Capital Components(1) at December 31, (dollars in millions)

	Transition Basis	Fully Phased-in Basis
Tier 1 Capital	2015	2015	2014	2013
Total stockholders’ equity	$10,978.1	$10,978.1	$9,068.9	$8,838.8
Effect of certain items in accumulated other comprehensive loss excluded from Tier 1 Capital and qualifying noncontrolling interests	76.9	76.9	53.0	24.2
Adjusted total equity	11,055.0	11,055.0	9,121.9	8,863.0
Less: Goodwill(2)	(1,130.8)	(1,130.8)	(571.3)	(338.3)
Disallowed deferred tax assets	(904.5)	(904.5)	(416.8)	(26.6)
Disallowed intangible assets(2)	(53.6)	(134.0)	(25.7)	(20.3)
Investment in certain subsidiaries	NA	NA	(36.7)	(32.3)
Other Tier 1 components(3)	(0.1)	(0.1)	(4.1)	(6.0)
CET 1 Capital	8,966.0	8,885.6	8,067.3	8,439.5
Tier 1 Capital	8,966.0	8,885.6	8,067.3	8,439.5
Tier 2 Capital
Qualifying reserve for credit losses and other reserves(4)	403.3	403.3	381.8	383.9
Less: Investment in certain subsidiaries	NA	NA	(36.7)	(32.3)
Other Tier 2 components	–	–	–	0.1
Total qualifying capital	$9,369.3	$9,288.9	$8,412.4	$8,791.2
Risk-weighted assets	$69,563.6	$70,239.3	$55,480.9	$50,571.2
BHC Ratios
CET 1 Capital Ratio	12.9%	12.7%	NA	NA
Tier 1 Capital Ratio	12.9%	12.7%	14.5%	16.7%
Total Capital Ratio	13.5%	13.2%	15.2%	17.4%
Tier 1 Leverage Ratio	13.5%	13.4%	17.4%	18.1%
CIT Bank Ratios
CET 1 Capital Ratio	12.8%	12.6%	NA	NA
Tier 1 Capital Ratio	12.8%	12.6%	13.0%	16.8%
Total Capital Ratio	13.8%	13.6%	14.2%	18.1%
Tier 1 Leverage Ratio	10.9%	10.7%	12.2%	16.9%

(1)	The December 31, 2015 presentations reflect the risk-based capital guidelines under Basel III, which became effective on January 1, 2015, on a transition basis, and under the fully phased-in basis. The December 31, 2014 and 2013 presentations reflect the risk-based capital guidelines under then effective Basel I.

(2)	Goodwill and disallowed intangible assets adjustments include the respective portion of deferred tax liability in accordance with guidelines under Basel III.

(3)	Includes the Tier 1 capital charge for nonfinancial equity investments under Basel I.

(4)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit, and deferred purchase agreements, all of which are recorded in Other Liabilities.

NA – Balance is not applicable under the respective guidelines.

During 2015, our capital was impacted by the acquisition of OneWest Bank and the reversal of our Federal deferred tax asset valuation allowance. The acquisition increased equity, primarily reflected by the issuance of common shares out of treasury. CET 1 and Tier 1 Capital increased by approximately $900 million, while Total Capital increased slightly higher, both net of an increase in goodwill, intangible assets and disallowed deferred tax deductions of $1.1 billion. While the deferred tax asset valuation allowance reversal benefited stockholders’ equity, it had minimal impact on regulatory capital ratios as the majority of the deferred tax asset balance was disallowed for regulatory capital purposes. As a result, CET 1 and Tier 1 Capital declined by approximately 160 basis points while Total Capital declined by approximately 170 basis points, as the net increase in capital was more than offset by the increase in the risk-weighing of the acquired exposures.

The Leverage ratio declined, impacted by the acquisition. The full impact is not reflected in this ratio, as the adjusted annual average assets only includes five months of the acquired assets.

CIT ANNUAL REPORT 2015    95

Our CET 1 and Total Capital ratios at December 31, 2015 are calculated under the Basel III Final Rule. The December 31, 2014 and 2013 Tier 1 and Total Capital ratios are reported under the previously effective Basel I capital rules. The impact of the change in Regulatory Capital Rules at January 1, 2015 was minimal.

The reconciliation of balance sheet assets to risk-weighted assets is presented below:

Risk-Weighted Assets (dollars in millions)

	December 31,
	2015	2014	2013
Balance sheet assets	$67,498.8	$47,880.0	$47,139.0
Risk weighting adjustments to balance sheet assets	(13,825.4)	(8,647.8)	(10,328.1)
Off balance sheet items	15,890.2	16,248.7	13,760.3
Risk-weighted assets	$69,563.6	$55,480.9	$50,571.2

The increased balances were primarily the result of acquiring OneWest Bank. The risk weighting adjustments at December 31, 2015 reflect Basel III guidelines, whereas the December 31, 2014 and 2013 risk weighting adjustments followed Basel I guidelines. The Basel III Final Rule prescribed new approaches for risk weightings. Of these, CIT will calculate risk weightings using the Standardized Approach. This approach expands the risk-weighting categories from the former four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories, depending on the nature of the exposure, ranging from 0% for U.S. government and agency securities to as high as 1,250% for such exposures as MBS. Included in the acquisition were significant investments in MBSs, approximately $907 million, which were calculated at a risk-weighting of $2.3 billion (or over 200%) as of December 31, 2015.

The 2015 off balance sheet items primarily reflect commitments to purchase aircraft and railcars ($9.5 billion related to aircraft and $0.8 billion related to railcars), unused lines of credit ($3.3 billion credit equivalent, largely related to the Commercial Banking division), and deferred purchase agreements ($1.8 billion related to the Commercial Services division). The change in the 2014 balance sheet assets from 2013 reflect additions from DCC and Nacco acquisitions, along with new business volume, mostly offset by the sale of the student loan portfolio, European assets, and SBL. Risk weighting adjustments declined primarily due to the sale of the student loan assets as the U.S. government guaranteed portion was risk-weighted at 0%. The increase from 2013 is primarily due to higher aerospace purchase commitments. See Note 21 — Commitments in Item 8. Financial Statements and Supplementary Data for further detail on commitments.

Tangible Book Value and Tangible Book Value per Share(1)

Tangible book value represents common equity less goodwill and other intangible assets. A reconciliation of CIT’s total common stockholders’ equity to tangible book value, a non-GAAP measure, follows:

Tangible Book Value and per Share Amounts (dollars in millions, except per share amounts)

	December 31,
	2015	2014	2013
Total common stockholders’ equity	$10,978.1	$9,068.9	$8,838.8
Less: Goodwill	(1,198.3)	(571.3)	(334.6)
Intangible assets	(176.3)	(25.7)	(20.3)
Tangible book value	$9,603.5	$8,471.9	$8,483.9
Book value per share	$54.61	$50.13	$44.78
Tangible book value per share	$47.77	$46.83	$42.98

(1)	Tangible book value and tangible book value per share are non-GAAP measures.

Book value and Tangible book value (“TBV) per share increased from December 31, 2014 reflecting the net income recorded during 2015 and the issuance of approximately 30.9 million shares ($1.5 billion) related to the OneWest Transaction payment, offset by the impact of additional goodwill and intangible assets recorded related to the OneWest Transaction.

Book value per share grew during 2015 as the increase in equity, impacted mostly from the issuance of common shares out of treasury for the acquisition and earnings, including the reversal of the federal valuation allowance, outpaced the impact of higher shares outstanding. Tangible book value per share increased modestly from December 31, 2014, as the equity increase was partially offset by the goodwill and intangible assets recorded related to the acquisition, and higher outstanding shares.

Book value was up in 2014 compared to 2013, as the 2014 earnings exceeded the impact of share repurchases, the value of which reduced book value while held in treasury. Tangible book value (”TBV“) was down slightly and reflected the reduction for the goodwill recorded with the Direct Capital and Nacco acquisitions. Book value per share increased reflecting the decline in outstanding shares and higher common equity. TBV per share increased, as the decline in outstanding shares offset the slight decrease in TBV.

Item 7:  Management’s Discussion and Analysis

96    CIT ANNUAL REPORT 2015

CIT BANK

CIT Bank, N.A., a wholly-owned subsidiary, is regulated by the Office of the Comptroller of the Currency, U.S. Department of the Treasury (”OCC“). See Background for discussion of the Bank’s change to a national bank from a state-chartered bank in connection with the OneWest Transaction.

The Bank’s financial statements were significantly impacted by the OneWest Transaction, as discussed in the OneWest Transaction section, and includes five month’s activity on a combined basis. The following condensed balance sheet and condensed statement of income, as of and for the year ended December 31, 2015, reflect push down accounting, whereby the purchase accounting adjustments related to the OneWest Transaction are reflected in CIT Bank, N.A. balances and results. The balances at December 31, 2015 reflects at the time of acquisition, cash of $4.4 billion, investment securities of $1.3 billion, loans of $13.6 billion ($6.5 billion of commercial loans and $7.1 billion of consumer loans), and indemnification assets of $0.5 billion related to loss sharing agreements with the FDIC on certain loans acquired. The acquisition also included deposits of $14.5 billion and FHLB advances of $3.0 billion. The transaction resulted in goodwill of $663 million and intangible assets of $165 million. See OneWest Transaction section for further details on assets and liabilities acquired.

Asset growth during 2015 and 2014 reflected the acquisitions of OneWest Bank and Direct Capital, respectively, along with higher commercial lending and leasing volumes. The Bank originates and funds lending and leasing activity in the U.S. Commercial loans were up from December 31, 2014, which in addition to the OneWest Transaction, reflected lending and leasing volume, while deposits grew in support of the increased business and investment activities. Funded volumes represented nearly all of the new U.S. volumes for NAB and TIF.

Total cash and investment securities, including non-earning cash, were $8.5 billion at December 31, 2015, and comprised of $6.1 billion of cash and $2.4 billion of debt and equity securities. Additions to investment securities in 2015 consisted primarily of $1.0 billion of U.S. Government Agency notes and $1.3 billion of debt securities acquired through the OneWest Bank acquisition.

The portfolio of operating lease equipment, which totaled $2.8 billion, was comprised primarily of railcars and some aircraft.

Goodwill and intangibles increased during 2015, reflecting the above noted amounts associated with the OneWest bank acquisition, and 2014, reflecting $168 million of goodwill and $12 million of intangible assets from the Direct Capital acquisition.

Other assets were up in 2015 due to the acquisition ($722 million as of the acquisition date). A list of other assets acquired is presented in the OneWest Transaction section.

CIT Bank deposits were $32.9 billion at December 31, 2015, up significantly from December 31, 2014 and 2013, reflecting deposits acquired that support the asset growth and other debt reduction. The weighted average interest rate was 1.26%, compared to 1.63% at December 31, 2014, reflecting the change in mix attributed to the deposits acquired from OneWest Bank, which include lower yielding deposits such as non-interest bearing checking accounts and lower interest savings accounts.

FHLB advances have become a significant source of funding as a result of the OneWest Bank acquisition. CIT Bank, N.A. is a member of the FHLB of San Francisco and may borrow under a line of credit that is secured by collateral pledged to the FHLB San Francisco.

Borrowings increased in 2015 reflecting debt related to both short- and long-term FHLB borrowings and secured borrowing transactions from the OneWest acquisition.

The Bank’s capital and leverage ratios are included in the tables that follow and remained well above required levels. Beginning January 1, 2015, CIT reports regulatory capital ratios in accordance with the Basel III Final Rule and determines risk weighted assets under the Standardized Approach.

CIT ANNUAL REPORT 2015    97

The following presents condensed financial information for CIT Bank, N.A.

Condensed Balance Sheets (dollars in millions)

	At December 31,
	2015	2014	2013
ASSETS:
Cash and deposits with banks	$6,073.5	$3,684.9	$2,528.6
Investment securities	2,313.9	285.2	234.6
Assets held for sale	444.2	22.8	104.5
Commercial loans	22,479.2	14,982.8	12,032.6
Consumer loans	6,870.6	–	–
Allowance for loan losses	(337.5)	(269.5)	(212.9)
Operating lease equipment, net	2,777.8	2,026.3	1,248.9
Indemnification Assets	414.8	–	–
Goodwill	830.8	167.8	–
Intangible assets	163.2	12.1	–
Other assets	1,307.7	203.6	195.0
Assets of discontinued operations	500.5	–	–
Total Assets	$43,838.7	$21,116.0	$16,131.3
LIABILITIES AND EQUITY:
Deposits	$32,864.2	$15,877.9	$12,496.2
FHLB advances	3,117.6	254.7	34.6
Borrowings	802.1	1,910.9	820.0
Other liabilities	752.2	356.1	183.9
Liabilities of discontinued operations	696.2	–	–
Total Liabilities	38,232.3	18,399.6	13,534.7
Total Equity	5,606.4	2,716.4	2,596.6
Total Liabilities and Equity	$43,838.7	$21,116.0	$16,131.3

Capital Ratios*

	At December 31,
	2015	2014	2013
Common Equity Tier 1 Capital	12.6%	NA	NA
Tier 1 Capital Ratio	12.6%	13.0%	16.8%
Total Capital Ratio	13.6%	14.2%	18.1%
Tier 1 Leverage ratio	10.7%	12.2%	16.9%

NA – Not applicable under Basel I guidelines.

*	The capital ratios presented above for December 31, 2015 are reflective of the fully-phased in BASEL III approach.

Item 7:  Management’s Discussion and Analysis

98    CIT ANNUAL REPORT 2015

Financing and Leasing Assets by Segment (dollars in millions)

	At December 31,
	2015	2014	2013
North America Banking	$21,206.6	$12,518.8	$10,701.1
Commercial Banking	9,706.0	6,553.4	6,039.3
Equipment Finance	4,648.6	4,143.9	3,057.9
Commercial Real Estate	5,362.6	1,766.5	1,554.8
Commercial Services	43.4	55.0	49.1
Consumer Banking	1,446.0	–	–
Transportation & International Finance	$5,895.5	$4,513.1	$2,606.8
Aerospace	2,007.8	1,935.8	1,044.3
Rail	2,209.7	1,570.6	1,152.1
Maritime	1,678.0	1,006.7	410.4
Legacy Consumer Mortgages	$5,469.7	$–	$–
Single Family Residential Mortgages	4,552.3	–	–
Reverse Mortgages	917.4	–	–
Non-Strategic Portfolios	–	–	78.1
Total	$32,571.8	$17,031.9	$13,386.0

The Bank’s results in the current year include five months of OneWest activity.

The Bank’s results benefited from growth in AEA due primarily to the OneWest Transaction. The provision for credit losses for 2015 and 2014 reflects higher reserve build, including higher non-specific reserves, primarily due to asset growth through the OneWest and Direct Capital acquisitions in 2015 and 2014, respectively. The provision in the current year was elevated due to increases in reserves related to the Energy and to a lesser extent, the Maritime portfolios, and from the establishment of reserves on certain acquired non-credit impaired loans in the initial period post acquisition. The Bank’s 2013 provision for credit losses reflected portfolio growth. For 2015, 2014 and 2013, net charge-offs as a percentage of average finance receivables were 0.42%, 0.31% and 0.15%, respectively.

Operating expenses increased from prior years, reflecting the continued growth of both assets and deposits in the Bank, and the addition of 2,610 employees in the current year associated with the OneWest acquisition. As a % of AEA, operating expenses were 2.31% in 2015, up from 2.20% in 2014 and 2.10% in 2013.

Condensed Statements of Income (dollars in millions)

	Years Ended December 31,
	2015	2014	2013
Interest income	$1,214.6	$712.1	$550.5
Interest expense	(354.4)	(245.1)	(172.1)
Net interest revenue	860.2	467.0	378.4
Provision for credit losses	(155.0)	(99.1)	(93.1)
Net interest revenue, after credit provision	705.2	367.9	285.3
Rental income on operating leases	299.5	227.2	110.2
Other income	113.0	114.2	123.7
Total net revenue, net of interest expense and credit provision	1,117.7	709.3	519.2
Operating expenses	(685.3)	(404.1)	(294.0)
Depreciation on operating lease equipment	(123.3)	(92.3)	(44.4)
Maintenance and other operating lease expenses	(8.1)	(8.2)	(2.9)
Income before provision for income taxes	301.0	204.7	177.9
Provision for income taxes	(92.2)	(81.6)	(69.4)
Net Income from continuing operations	$208.8	$123.1	$108.5
Loss on discontinued operations	(10.4)	–	–
Net income	$198.4	$123.1	$108.5
New business volume – funded	$9,016.0	$7,845.7	$7,148.2

CIT ANNUAL REPORT 2015    99

Net Finance Revenue (dollars in millions)

	Years Ended December 31,
	2015	2014	2013
Interest income	$1,214.6	$712.1	$550.5
Rental income on operating leases	299.5	227.2	110.2
Finance revenue	1,514.1	939.3	660.7
Interest expense	(354.4)	(245.1)	(172.1)
Depreciation on operating lease equipment	(123.3)	(92.3)	(44.4)
Maintenance and other operating lease expenses	(8.1)	(8.2)	(2.9)
Net finance revenue	$1,028.3	$593.7	$441.3
Average Earning Assets (”AEA“)*	$29,627.9	$18,383.1	$14,033.4
As a % of AEA:
Interest income	4.10%	3.87%	3.92%
Rental income on operating leases	1.01%	1.24%	0.79%
Finance revenue	5.11%	5.11%	4.71%
Interest expense	(1.20)%	(1.33)%	(1.23)%
Depreciation on operating lease equipment	(0.42)%	(0.50)%	(0.32)%
Maintenance and other operating lease expenses	(0.03)%	(0.04)%	(0.02)%
Net finance revenue	3.46%	3.24%	3.14%

*	In 2015 CIT re-defined the components of assets used in calibrating AEA. Prior year amounts have been changed to conform with this new definition.

NFR and NFM are key metrics used by management to measure the profitability of our lending and leasing assets. NFR includes interest and fee income on our loans and capital leases, interest and dividend income on cash and investments, rental revenue from our leased equipment, depreciation and maintenance and other operating lease expenses, as well as funding costs. Since our asset composition includes a significant amount of operating lease equipment (8% of AEA for the year ended December 31, 2015), NFM is a more appropriate metric for the Bank than net interest margin (”NIM“) (a common metric used by other banks), as NIM does not fully reflect the earnings of our portfolio because it includes the impact of debt costs on all our assets but excludes the net revenue (rental income less depreciation and maintenance and other operating lease expenses) from operating leases.

NFR increased from 2013 through 2015, reflecting the growth in financing and leasing assets and the benefit of reduced costs of funds. Also, during 2015 and 2014, the Bank grew its operating lease portfolio by adding railcars and some aircraft, which contributed $168 million and $127 million to NFR in 2015 and 2014, respectively.

The Bank’s effective tax rate decreased to 31% in 2015, from 40% in 2014, due primarily to the release of FIN 48 reserves and to tax credits acquired in the acquisition of OneWest Bank, which also contributed to a slight decrease in state tax rates due to updated apportionment data.

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

Item 7:  Management’s Discussion and Analysis

100    CIT ANNUAL REPORT 2015

manufacturers. This information is reviewed on a quarterly basis with senior management, including the Chief Executive Officer, Chief Risk Officer, Chief Credit Officer, Chief Financial Officer and Controller, among others, as well as the Audit and Risk Management Committees, in order to set the reserve for credit losses.

As of December 31, 2015, the allowance was comprised of non-specific reserves of $327 million, specific reserves of $28 million and reserves related to PCI loans of $5 million. The allowance is sensitive to the risk ratings assigned to loans and leases in our portfolio. Assuming a one level PD downgrade across the 14 grade internal scale for all non-impaired loans and leases, the allowance would have increased by $246 million to $606 million at December 31, 2015. Assuming a one level LGD downgrade across the 11 grade internal scale for all non-impaired loans and leases, the allowance would have increased by $124 million to $484 million at December 31, 2015. As a percentage of finance receivables, the allowance would be 1.91% under the hypothetical PD stress scenario and 1.53% under the hypothetical LGD stress scenario, compared to the reported 1.14%.

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

See Note 1 — Business and Summary of Significant Accounting Policies for discussion on policies relating to the allowance for loan losses, and Note 4 — Allowance for Loan Losses for segment related data in Item 8. Financial Statements and Supplementary Data and Credit Metrics for further information on the allowance for credit losses.

Loan Impairment — Loan impairment is measured based upon the difference between the recorded investment in each loan and either the present value of the expected future cash flows discounted at each loan’s effective interest rate (the loan’s contractual interest rate adjusted for any deferred fees / costs or discount / premium at the date of origination/acquisition) or if a loan is collateral dependent, the collateral’s fair value. When foreclosure or impairment is determined to be probable, the measurement will be based on the fair value of the collateral less costs to sell. The determination of impairment involves management’s judgment and the use of market and third party estimates regarding collateral values. Valuations of impaired loans and corresponding impairment affect the level of the reserve for credit losses. See Note 1 — Business and Summary of Significant Accounting Policies for discussion on policies relating to the allowance for loan losses, and Note 3 — Loans for further discussion in Item 8. Financial Statements and Supplementary Data.

Lease Residual Values — Operating lease equipment is carried at cost less accumulated depreciation and is depreciated to estimated residual value using the straight-line method over the lease term or estimated useful life of the asset. Direct financing leases are recorded at the aggregated future minimum lease payments plus estimated residual values less unearned finance income. We generally bear greater residual risk in operating lease transactions (versus finance lease transactions) as the duration of an operating lease is shorter relative to the equipment useful life than a finance lease. Management performs periodic reviews of residual values, with other than temporary impairment recognized in the current period as an increase to depreciation expense for operating lease residual impairment, or as an adjustment to yield for value adjustments on finance leases. Data regarding current equipment values, including appraisals, and historical residual realization experience are among the factors considered in evaluating estimated residual values. As of December 31, 2015, our direct financing lease residual balance was $0.7 billion and our total operating lease equipment balance totaled $16.6 billion.

Indemnification Assets and related contingent obligations — As part of the OneWest Transaction, CIT is party to loss share agreements with the FDIC, which provide for the indemnification of certain losses within the terms of these agreements. These loss share agreements are related to OneWest Bank’s previous acquisitions of IndyMac, First Federal and La Jolla. Eligible losses are submitted to the FDIC for reimbursement when a qualifying loss event occurs (e.g., loan modification, charge-off of loan balance or liquidation of collateral). The loss share agreements cover SFR loans acquired from IndyMac, First Federal, and La Jolla. In addition, the IndyMac loss share agreement covers reverse mortgage loans. These agreements are accounted for as indemnification assets which were recognized as of the acquisition date at their assessed fair value of $455.4 million, including the affects of the measurement period adjustments. The First Federal and La Jolla loss share agreements also include certain true-up provisions for amounts due to the FDIC if actual and estimated cumulative losses of the acquired covered assets are projected to be lower than the cumulative losses originally estimated at the time of OneWest Bank’s acquisition of the covered loans. Upon acquisition, CIT established a separate liability for these amounts due to the FDIC associated with the LJB loss share agreement at the assessed fair value of $56 million.

As a mortgage servicer of residential reverse mortgage loans, the Company is exposed to contingent obligations for breaches of servicer obligations as set forth in industry regulations established by HUD and FHA and in servicing agreements with the applicable counterparties, such as Fannie Mae and other investors. Under these agreements, the servicer may be liable for failure to perform its servicing obligations, which could include fees imposed for failure to comply with foreclosure timeframe requirements established by servicing guides and agreements to which CIT is a party as the servicer of the loans. The Company recorded a liability for contingent servicing-related liabilities in discontinued operations of $191 million as of the acquisition date. As of December 31, 2015, this liability was $231 million, which included a measurement period adjustment of $32 million, with an increase to goodwill from the OneWest Transaction. While the Company believes that such accrued liabilities are adequate, it is reasonably possible that such losses could ultimately exceed the Company’s liability for probable and reasonably estimable losses by up to $40 million as of December 31, 2015 associated with discontinued operations.

Separately, a corresponding indemnification receivable from the FDIC of $66 million was recognized for the loans covered by indemnification agreements with the FDIC reported in continuing

CIT ANNUAL REPORT 2015    101

operations as of December 31, 2015. The indemnification receivable is measured using the same assumptions used to measure the indemnified item (contingent liability) subject to management’s assessment of the collectability of the indemnification asset and any contractual limitations on the indemnified amount.

See Note 1 Business and Summary of Significant Accounting Policies, Note 2 Acquisition and Disposition Activities and Note 5 Indemnification Assets for more information.

Fair Value Determination — At December 31, 2015, only selected assets (certain debt and equity securities, trading derivatives and derivative counterparty assets, and select FDIC receivable acquired in the OneWest Transaction) and liabilities (trading derivatives and derivative counterparty liabilities) were measured at fair value. The fair value of assets related to net employee projected benefit obligations was determined largely via a level 2 methodology.

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

Realizability of Deferred Tax Assets — The recognition of certain net deferred tax assets of the Company’s reporting entities is dependent upon, but not limited to, the future profitability of the reporting entity, when the underlying temporary differences will reverse, and tax planning strategies. Further, Management’s judgment regarding the use of estimates and projections is required in assessing our ability to realize the deferred tax assets relating to net operating loss carry forwards (”NOLs“) as most of these assets are subject to limited carry-forward periods some of which began to expire in 2016. In addition, the domestic NOLs are subject to annual use limitations under the Internal Revenue Code and certain state laws. Management utilizes historical and projected data in evaluating positive and negative evidence regarding recognition of deferred tax assets. See Note 1 — Business and Summary of Significant Accounting Policies and Note 19 — Income Taxes in Item 8 Financial Statements and Supplementary Data for additional information regarding income taxes.

Goodwill — The consolidated goodwill balance totaled $1,198.3 million at December 31, 2015, or approximately 1.8% of total assets. CIT acquired OneWest Bank on August 3, 2015, which resulted in the recording of $663 million of goodwill during 2015, including the affects of the measurement period adjustments. Initially, $598 million was recorded in the third quarter of 2015 upon the acquisition of OneWest Bank. A measurement period adjustment, which increased goodwill by $65 million, was recorded during the fourth quarter of 2015. The determination of estimated fair values required management to make certain estimates about discount rates, future expected cash flows (that may reflect collateral values), market conditions and other future events that are highly subjective in nature and may require adjustments, which can be updated throughout the year following the acquisition. Subsequent to the acquisition, management continued to review information relating to events or circumstances existing at the acquisition date. This review resulted in adjustments to the acquisition date valuation amounts, which increased the goodwill balance to $663 million. During 2014, CIT acquired Paris-based Nacco, and Direct Capital, resulting in the addition of $77 million and approximately $170 million of goodwill, respectively. The remaining amount of goodwill represented the excess reorganization value over the fair value of tangible and identified intangible assets, net of liabilities, recorded in conjunction with FSA in 2009, and was allocated to TIF (Transportation Finance reporting unit) and NAB (Equipment Finance and Commercial Services reporting units) and NSP, the remaining amount of which was sold during 2015.

Though the goodwill balance is not significant compared to total assets, management believes the judgmental nature in determining the values of the reporting units when measuring for potential impairment is significant enough to warrant additional discussion. CIT tested for impairment as of September 30, 2015, at which time CIT’s share price was $40.03 and tangible book value (”TBV“) per share was $47.09. This is as compared to December 31, 2009, CIT’s emergence date, when the Company was valued at a discount of 30% to TBV per share of $39.06. At September 30, 2015, CIT’s share price was trading at 45% above the December 31, 2009 share price of $27.61, while the TBV per share of $47.09 was approximately 21% higher than the TBV at December 31, 2009.

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

For 2015, we performed the Step 1 analysis utilizing estimated fair value based on peer price to earnings (”PE“) and TBV multiples for the Transportation Finance, Commercial Services and Equipment Finance goodwill assessments. The Company performed the analysis using both a current PE and forward PE method. The current PE method was based on annualized income after taxes and actual peers’ multiples as of September 30, 2015. The forward PE method was based on forecasted income after taxes and forward peers’ multiples as of September 30, 2015.

The TBV method is based on the reporting unit’s estimated equity carrying amount and peer ratios using TBV as of September 30, 2015. For all analyses, CIT estimates each reporting unit’s equity carrying amounts by applying the Company’s economic capital ratios to the unit’s risk weighted assets.

In addition, the Company applied a 34.4% control premium. The control premium is management’s estimate of how much a market participant would be willing to pay over the market fair value for control of the business. Management concluded, based on

Item 7:  Management’s Discussion and Analysis

102    CIT ANNUAL REPORT 2015

performing the Step 1 analysis, that the fair values of the reporting units exceed their respective carrying values, including goodwill.

With respect to the goodwill recognized during 2015 as a result of the OneWest Bank acquisition, the Company first assessed qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two-step impairment test as required in ASC 350, Intangibles — Goodwill and Other. Examples of qualitative factors to assess include macroeconomic conditions, industry and market considerations, market changes affecting the Company’s products and services, overall financial performance, and company specific events affecting operations. In such an assessment performed for the year ended December 31, 2015, the Company concluded that it is not more likely than not that the fair value of the Commercial Banking, Commercial Real Estate, Consumer Banking and LCM reporting units are less than their carrying amounts, including goodwill.

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

See Note 26 — Goodwill and Intangible Assets in Item 8 Financial Statements and Supplementary Data for more detailed information.

INTERNAL CONTROLS WORKING GROUP

The Internal Controls Working Group (”ICWG“), which reports to the Disclosure Committee, is responsible for monitoring and improving internal controls over external financial reporting. The ICWG is chaired by the Controller and is comprised of executives in Finance, Risk, Operations, Human Resources, Information Technology and Internal Audit. See Item 9A. Controls and Procedures for more information.

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

Total Net Revenue(1) and Net Operating Lease Revenue(2) (dollars in millions)

	Years Ended December 31,
	2015	2014	2013
Total Net Revenue
Interest income	$1,512.9	$1,226.5	$1,255.2
Rental income on operating leases	2,152.5	2,093.0	1,897.4
Finance revenue	3,665.4	3,319.5	3,152.6
Interest expense	(1,103.5)	(1,086.2)	(1,060.9)
Depreciation on operating lease equipment	(640.5)	(615.7)	(540.6)
Maintenance and other operating lease expenses	(231.0)	(196.8)	(163.1)
Net finance revenue	1,690.4	1,420.8	1,388.0
Other income	219.5	305.4	381.3
Total net revenue	$1,909.9	$1,726.2	$1,769.3
NFR as a % of AEA	3.47%	3.49%	3.69%
Net Operating Lease Revenue
Rental income on operating leases	$2,152.5	$2,093.0	$1,897.4
Depreciation on operating lease equipment	(640.5)	(615.7)	(540.6)
Maintenance and other operating lease expenses	(231.0)	(196.8)	(163.1)
Net operating lease revenue	$1,281.0	$1,280.5	$1,193.7

CIT ANNUAL REPORT 2015    103

Operating Expenses Excluding Certain Costs(3) (dollars in millions)

	Years Ended December 31,
	2015	2014	2013
Operating expenses	$(1,168.3)	$(941.8)	$(970.2)
Provision for severance and facilities exiting activities	58.2	31.4	36.9
Intangible asset amortization	13.3	1.4	–
Operating expenses excluding restructuring costs and intangible asset amortization	$(1,096.8)	$(909.0)	$(933.3)
Operating expenses excluding restructuring costs as a % of AEA	(2.40)%	(2.31)%	(2.58)%
Operating expenses exclusive of restructuring costs and intangible amortization(3)	(2.25)%	(2.23)%	(2.48)%
Total Net Revenue	$1,909.9	$1,726.2	$1,769.3
Net Efficiency Ratio(4)	57.4%	52.7%	52.7%

Earning Assets(5) (dollars in millions)

	Years Ended December 31,
	2015	2014	2013
Loans	$31,671.7	$19,495.0	$18,629.2
Operating lease equipment, net	16,617.0	14,930.4	13,035.4
Interest bearing cash	6,820.3	6,241.2	–
Investment securities	2,953.8	1,550.3	2,630.7
Assets held for sale	2,092.4	1,218.1	1,003.4
Indemnification assets	414.8	–	–
Securities purchased under agreements to resell	–	650.0	–
Credit balances of factoring clients	(1,344.0)	(1,622.1)	(1,336.1)
Total earning assets	$59,226.0	$42,462.9	$33,962.6
Average Earning Assets (for the respective years)	$48,720.3	$40,692.6	$37,636.0

Tangible Book Value(6) (dollars in millions)

	December 31,
	2015	2014	2013
Total common stockholders’ equity	$10,978.1	$9,068.9	$8,838.8
Less: Goodwill	(1,198.3)	(571.3)	(334.6)
Intangible assets	(176.3)	(25.7)	(20.3)
Tangible book value	$9,603.5	$8,471.9	$8,483.9

Continuing Operations Total Assets(7) (dollars in millions)

	December 31,
	2015	2014	2013
Total assets	$67,498.8	$47,880.0	$47,139.0
Assets of discontinued operation	(500.5)	–	(3,821.4)
Continuing operations total assets	$66,998.3	$47,880.0	$43,317.6

(1)	Total net revenues is a non-GAAP measure that represents the combination of net finance revenue and other income and is an aggregation of all sources of revenue for the Company. Total net revenues is used by management to monitor business performance. Given our asset composition includes a high level of operating lease equipment, NFM is a more appropriate metric than net interest margin (”NIM“) (a common metric used by other bank holding companies), as NIM does not fully reflect the earnings of our portfolio because it includes the impact of debt costs of all our assets but excludes the net revenue (rental revenue less depreciation and maintenance and other operating lease expenses) from operating leases.

(2)	Net operating lease revenue is a non-GAAP measure that represents the combination of rental income on operating leases less depreciation on operating lease equipment and maintenance and other operating lease expenses. Net operating lease revenues is used by management to monitor portfolio performance.

(3)	Operating expenses excluding restructuring costs and intangible asset amortization is a non-GAAP measure used by management to compare period over period expenses.

(4)	Net efficiency ratio is a non-GAAP measurement used by management to measure operating expenses (before restructuring costs and intangible amortization) to total net revenues.

(5)	Earning assets is a non-GAAP measure and are utilized in certain revenue and earnings ratios. Earning assets are net of credit balances of factoring clients. This net amount represents the amounts we fund.

(6)	Tangible book value is a non-GAAP measure, which represents an adjusted common shareholders’ equity balance that has been reduced by goodwill and intangible assets. Tangible book value is used to compute a per common share amount, which is used to evaluate our use of equity.

(7)	Continuing operations total assets is a non-GAAP measure, which management uses for analytical purposes to compare balance sheet assets on a consistent basis.

Item 7:  Management’s Discussion and Analysis

104    CIT ANNUAL REPORT 2015

FORWARD-LOOKING STATEMENTS

Certain statements contained in this document are ”forward-looking statements“ within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All statements contained herein that are not clearly historical in nature are forward-looking and the words ”anticipate,“ ”believe,“ ”could,“ ”expect,“ ”estimate,“ ”forecast,“ ”intend,“ ”plan,“ ”potential,“ ”project,“ ”target“ and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to known and unknown risks, uncertainties and contingencies. Forward-looking statements are included, for example, in the discussions about:

-	our liquidity risk and capital management, including our capital plan, leverage, capital ratios, and credit ratings, our liquidity plan, and our plans and the potential transactions designed to enhance our liquidity and capital, and for a return of capital,

-	our plans to change our funding mix and to access new sources of funding to broaden our use of deposit taking capabilities,

-	our pending or potential acquisition plans, and the integration risks inherent in such acquisitions, including our recently completed acquisition of OneWest Bank,

-	our credit risk management and credit quality,

-	our asset/liability risk management,

-	our funding, borrowing costs and net finance revenue,

-	our operational risks, including success of systems enhancements and expansion of risk management and control functions,

-	our mix of portfolio asset classes, including changes resulting from growth initiatives, new business initiatives, new products, acquisitions and divestitures, new business and customer retention,

-	Our interactions with our principal regulators,

-	legal risks, including related to the enforceability of our agreements and to changes in laws and regulations,

-	our growth rates,

-	our commitments to extend credit or purchase equipment, and

-	how we may be affected by legal proceedings.

All forward-looking statements involve risks and uncertainties, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Also, forward-looking statements are based upon management’s estimates of fair values and of future costs, using currently available information.

Therefore, actual results may differ materially from those expressed or implied in those statements. Factors, in addition to those disclosed in ”Risk Factors“, that could cause such differences include, but are not limited to:

-	capital markets liquidity,

-	risks of and/or actual economic slowdown, downturn or recession,

-	industry cycles and trends,

-	uncertainties associated with risk management, including credit, prepayment, asset/liability, interest rate and currency risks,

-	adequacy of reserves for credit losses,

-	risks inherent in changes in market interest rates and quality spreads,

-	funding opportunities, deposit taking capabilities and borrowing costs,

-	conditions and/or changes in funding markets and our access to such markets, including secured and unsecured term debt and the asset-backed securitization markets,

-	risks of implementing new processes, procedures, and systems, including any new processes, procedures, and systems required to comply with the additional laws and regulations applicable to systemically important financial institutions,

-	risks associated with the value and recoverability of leased equipment and lease residual values,

-	risks of failing to achieve the projected revenue growth from new business initiatives or the projected expense reductions from efficiency improvements,

-	application of fair value accounting in volatile markets,

-	application of goodwill accounting in a recessionary economy,

-	changes in laws or regulations governing our business and operations, or affecting our assets, including our operating lease equipment,

-	our dependence on U.S. government-sponsored entities (e.g. Fannie Mae) and agencies and their residential loan programs and our ability to maintain relationships with, and remain qualified to participate in programs sponsored by, such entities, our ability to satisfy various GSE, agency, and other capital requirements applicable to our business and our ability to remain qualified as a GSE approved seller, servicer or component servicer, including the ability to continue to comply with the GSE’s respective residential loan and selling and servicing guides,

-	uncertainties relating to the status and future role of GSEs, and the effects of any changes to the origination and/or servicing requirements of the GSEs or various regulatory authorities or the servicing compensation structure for mortgage servicers pursuant to programs of GSEs or various regulatory authorities,

CIT ANNUAL REPORT 2015    105

-	risks associated with the origination, securitization and servicing of reverse mortgages, including changes to reverse mortgage programs operated by FHA, HUD or GSE’s, our ability to accurately estimate interest curtailment liabilities, continued demand for reverse mortgages, our ability to fund reverse mortgage repurchase obligations, our ability to fund principal additions on our reverse mortgage loans, and our ability to securitize our reverse mortgage loans and tails,

-	changes in competitive factors,

-	demographic trends,

-	customer retention rates,

-	risks associated with dispositions of businesses or asset portfolios, including how to replace the income associated with such businesses or portfolios and the risk of residual liabilities from such businesses or portfolios,

-	risks associated with acquisitions of businesses or asset portfolios and the risks of integrating such acquisitions, including the acquisition of OneWest Bank, and

-	changes and/or developments in the regulatory environment.

Any or all of our forward-looking statements here or in other publications may turn out to be wrong, and there are no guarantees regarding our performance. We do not assume any obligation to update any forward-looking statement for any reason.

Item 7:  Management’s Discussion and Analysis

106    CIT ANNUAL REPORT 2015

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CIT Group Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows present fairly, in all material respects, the financial position of CIT Group Inc. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded IMB HoldCo LLC from its assessment of internal control over financial reporting as of December 31, 2015 because it was acquired by the Company in a purchase business combination during 2015. We have also excluded IMB HoldCo LLC from our audit of internal control over financial reporting. IMB HoldCo LLC is a wholly-owned subsidiary that represented approximately 33% and 10% of the Company’s total consolidated assets and total consolidated revenue, respectively, as of and for the year ended December 31, 2015.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 4, 2016

CIT ANNUAL REPORT 2015    107

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (dollars in millions – except share data)

	December 31, 2015	December 31, 2014
Assets
Cash and due from banks, including restricted balances of $601.4 and $374.0 at December 31, 2015 and 2014(1), respectively (see Note 10 for amounts pledged)	$1,481.2	$878.5
Interest bearing deposits, including restricted balances of $229.5 and $590.2 at December 31, 2015 and 2014(1), respectively (see Note 10 for amounts pledged)	6,820.3	6,241.2
Securities purchased under agreements to resell	–	650.0
Investment securities, including $339.7 at December 31, 2015 of securities carried at fair value with changes recorded in net income (see Note 10 for amounts pledged)	2,953.8	1,550.3
Assets held for sale(1)	2,092.4	1,218.1
Loans (see Note 10 for amounts pledged)	31,671.7	19,495.0
Allowance for loan losses	(360.2)	(346.4)
Total loans, net of allowance for loan losses(1)	31,311.5	19,148.6
Operating lease equipment, net (see Note 10 for amounts pledged)(1)	16,617.0	14,930.4
Indemnification assets	414.8	–
Unsecured counterparty receivable	537.8	559.2
Goodwill	1,198.3	571.3
Intangible assets	176.3	25.7
Other assets, including $195.9 and $168.4 at December 31, 2015 and 2014, respectively, at fair value	3,394.9	2,106.7
Assets of discontinued operations	500.5	–
Total Assets	$67,498.8	$47,880.0
Liabilities
Deposits	$32,782.2	$15,849.8
Credit balances of factoring clients	1,344.0	1,622.1
Other liabilities, including $221.3 and $62.8 at December 31, 2015 and 2014, respectively, at fair value	3,158.7	2,888.8
Borrowings, including $3,361.2 and $3,053.3 contractually due within twelve months at December 31, 2015 and December 31, 2014, respectively	18,539.1	18,455.8
Liabilities of discontinued operations	696.2	–
Total Liabilities	56,520.2	38,816.5
Stockholders’ Equity
Common stock: $0.01 par value, 600,000,000 authorized
Issued: 204,447,769 and 203,127,291 at December 31, 2015 and December 31, 2014, respectively	2.0	2.0
Outstanding: 201,021,508 and 180,920,575 at December 31, 2015 and December 31, 2014, respectively
Paid-in capital	8,718.1	8,603.6
Retained earnings	2,557.4	1,615.7
Accumulated other comprehensive loss	(142.1)	(133.9)
Treasury stock: 3,426,261 and 22,206,716 shares at December 31, 2015 and December 31, 2014 at cost, respectively	(157.3)	(1,018.5)
Total Common Stockholders’ Equity	10,978.1	9,068.9
Noncontrolling minority interests	0.5	(5.4)
Total Equity	10,978.6	9,063.5
Total Liabilities and Equity	$67,498.8	$47,880.0

(1)	The following table presents information on assets and liabilities related to Variable Interest Entities (VIEs) that are consolidated by the Company. The difference between VIE total assets and total liabilities represents the Company’s interests in those entities, which were eliminated in consolidation. The assets of the consolidated VIEs will be used to settle the liabilities of those entities and, except for the Company’s interest in the VIEs, are not available to the creditors of CIT or any affiliates of CIT.

Assets
Cash and interest bearing deposits, restricted	$314.2	$537.3
Assets held for sale	279.7	–
Total loans, net of allowance for loan losses	2,218.6	3,619.2
Operating lease equipment, net	3,985.9	4,219.7
Other	11.2	10.0
Total Assets	$6,809.6	$8,386.2
Liabilities
Beneficial interests issued by consolidated VIEs (classified as long-term borrowings)	$4,084.8	$5,331.5
Total Liabilities	$4,084.8	$5,331.5

The accompanying notes are an integral part of these consolidated financial statements.

Item 8:  Financial Statements and Supplementary Data

108    CIT ANNUAL REPORT 2015

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (dollars in millions – except per share data)

	Years Ended December 31,
	2015	2014	2013
Interest income
Interest and fees on loans	$1,441.5	$1,191.0	$1,226.3
Other interest and dividends	71.4	35.5	28.9
Interest income	1,512.9	1,226.5	1,255.2
Interest expense
Interest on borrowings	(773.4)	(855.2)	(881.1)
Interest on deposits	(330.1)	(231.0)	(179.8)
Interest expense	(1,103.5)	(1,086.2)	(1,060.9)
Net interest revenue	409.4	140.3	194.3
Provision for credit losses	(160.5)	(100.1)	(64.9)
Net interest revenue, after credit provision	248.9	40.2	129.4
Non-interest income
Rental income on operating leases	2,152.5	2,093.0	1,897.4
Other income	219.5	305.4	381.3
Total non-interest income	2,372.0	2,398.4	2,278.7
Total revenue, net of interest expense and credit provision	2,620.9	2,438.6	2,408.1
Non-interest expenses
Depreciation on operating lease equipment	(640.5)	(615.7)	(540.6)
Maintenance and other operating lease expenses	(231.0)	(196.8)	(163.1)
Operating expenses	(1,168.3)	(941.8)	(970.2)
Loss on debt extinguishment	(2.6)	(3.5)	–
Total other expenses	(2,042.4)	(1,757.8)	(1,673.9)
Income from continuing operations before benefit (provision) for income taxes	578.5	680.8	734.2
Benefit (provision) for income taxes	488.4	397.9	(83.9)
Income from continuing operations before attribution of noncontrolling interests	1,066.9	1,078.7	650.3
Net loss (income) attributable to noncontrolling interests, after tax	0.1	(1.2)	(5.9)
Income from continuing operations	1,067.0	1,077.5	644.4
Discontinued operations
(Loss) income from discontinued operations, net of taxes	(10.4)	(230.3)	31.3
Gain on sale of discontinued operations, net of taxes	–	282.8	–
Total (loss) income from discontinued operations, net of taxes	(10.4)	52.5	31.3
Net income	$1,056.6	$1,130.0	$675.7
Basic income per common share
Income from continuing operations	$5.75	$5.71	$3.21
(Loss) income from discontinued operations, net of taxes	(0.05)	0.28	0.16
Basic income per common share	$5.70	$5.99	$3.37
Diluted income per common share
Income from continuing operations	$5.72	$5.69	$3.19
(Loss) income from discontinued operations, net of taxes	(0.05)	0.27	0.16
Diluted income per common share	$5.67	$5.96	$3.35
Average number of common shares – (thousands)
Basic	185,500	188,491	200,503
Diluted	186,388	189,463	201,695
Dividends declared per common share	$0.60	$0.50	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

CIT ANNUAL REPORT 2015    109

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (dollars in millions)

	Years Ended December 31,
	2015	2014	2013
Income from continuing operations, before attribution of noncontrolling interests	$1,066.9	$1,078.7	$650.3
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	9.7	(26.0)	(12.8)
Changes in fair values of derivatives qualifying as cash flow hedges	–	0.2	(0.1)
Net unrealized losses on available for sale securities	(7.1)	(0.1)	(2.0)
Changes in benefit plans net gain (loss) and prior service (cost)/credit	(10.8)	(34.4)	19.0
Other comprehensive income (loss), net of tax	(8.2)	(60.3)	4.1
Comprehensive income before noncontrolling interests and discontinued operation	1,058.7	1,018.4	654.4
Comprehensive loss (income) attributable to noncontrolling interests	0.1	(1.2)	(5.9)
Loss (income) from discontinued operation, net of taxes	(10.4)	52.5	31.3
Comprehensive income	$1,048.4	$1,069.7	$679.8

The accompanying notes are an integral part of these consolidated financial statements.

Item 8:  Financial Statements and Supplementary Data

110    CIT ANNUAL REPORT 2015

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (dollars in millions)

	Common Stock	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Minority Interests	Total Equity
December 31, 2012	$2.0	$8,501.8	$(74.6)	$(77.7)	$(16.7)	$4.7	$8,339.5
Net income			675.7			5.9	681.6
Other comprehensive income, net of tax				4.1			4.1
Dividends paid			(20.1)				(20.1)
Amortization of restricted stock, stock option, and performance share expenses		52.5			(15.9)		36.6
Repurchase of common stock					(193.4)		(193.4)
Employee stock purchase plan		1.1					1.1
Distribution of earnings and capital						0.6	0.6
December 31, 2013	$2.0	$8,555.4	$581.0	$(73.6)	$(226.0)	$11.2	$8,850.0
Net income			1,130.0			1.2	1,131.2
Other comprehensive income, net of tax				(60.3)			(60.3)
Dividends paid			(95.3)				(95.3)
Amortization of restricted stock, stock option, and performance share expenses		47.1			(17.0)		30.1
Repurchase of common stock					(775.5)		(775.5)
Employee stock purchase plan		1.1					1.1
Distribution of earnings and capital						(17.8)	(17.8)
December 31, 2014	$2.0	$8,603.6	$1,615.7	$(133.9)	$(1,018.5)	$(5.4)	$9,063.5
Net income			1,056.6			(0.1)	1,056.5
Other comprehensive income, net of tax				(8.2)			(8.2)
Dividends paid			(114.9)				(114.9)
Amortization of restricted stock, stock option, and performance share expenses		93.4			(23.4)		70.0
Repurchase of common stock					(531.8)		(531.8)
Issuance of common stock – acquisition		45.6			1,416.4		1,462.0
Employee stock purchase plan		2.0					2.0
Purchase of noncontrolling interest and distribution of earnings and capital		(26.5)				6.0	(20.5)
December 31, 2015	$2.0	$8,718.1	$2,557.4	$(142.1)	$(157.3)	$0.5	$10,978.6

The accompanying notes are an integral part of these consolidated financial statements.

CIT ANNUAL REPORT 2015    111

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in millions)

	Years Ended December 31,
	2015	2014	2013
Cash Flows From Operations
Net income	$1,056.6	$1,130.0	$675.7
Adjustments to reconcile net income to net cash flows from operations:
Provision for credit losses	160.5	100.1	64.9
Net depreciation, amortization and (accretion)	653.7	882.0	705.5
Net gains on asset sales	(11.7)	(348.6)	(187.2)
(Benefit) provision for deferred income taxes	(569.2)	(426.7)	59.1
(Increase) decrease in finance receivables held for sale	(99.3)	(165.1)	404.8
Goodwill and intangible assets – impairments and amortization	29.0	–	–
Reimbursement of OREO expenses from FDIC	7.2	–	–
Increase (decrease) in other assets	195.3	(34.9)	(251.1)
Increase (decrease) in other liabilities	(264.8)	33.5	(151.3)
Net cash flows provided by operations	1,157.3	1,170.3	1,320.4
Cash Flows From Investing Activities
Loans originated and purchased	(15,101.7)	(15,534.3)	(18,243.1)
Principal collections of loans	13,237.2	13,681.8	15,310.4
Purchases of investment securities	(8,054.2)	(9,824.4)	(16,538.8)
Proceeds from maturities of investment securities	8,964.9	10,297.8	15,084.5
Proceeds from asset and receivable sales	2,353.8	3,817.2	1,875.4
Purchases of assets to be leased and other equipment	(3,016.3)	(3,101.1)	(2,071.8)
Net (increase) decrease in short-term factoring receivables	124.7	(8.0)	105.2
Purchases of restricted stock	(126.2)	–	–
Proceeds from redemption of restricted stock	18.6	–	–
Payments to the FDIC under loss share agreements	(18.1)	–	–
Proceeds from FDIC under loss share agreements and participation agreements	33.7	–	–
Proceeds from the sale of OREO, net of repurchases	60.8	–	–
Acquisition, net of cash received	2,521.2	(448.6)	–
Net change in restricted cash	156.7	93.8	127.0
Net cash flows provided by (used in) investing activities	1,155.1	(1,025.8)	(4,351.2)
Cash Flows From Financing Activities
Proceeds from the issuance of term debt	1,691.0	4,180.1	2,107.6
Repayments of term debt	(4,571.8)	(5,874.7)	(2,445.8)
Proceeds from FHLB advances	5,900.0	–	–
Repayments of FHLB debt	(5,898.8)	–	–
Net increase in deposits	2,408.3	3,323.9	2,846.1
Collection of security deposits and maintenance funds	330.1	334.4	309.0
Use of security deposits and maintenance funds	(184.1)	(163.0)	(127.7)
Repurchase of common stock	(531.8)	(775.5)	(193.4)
Dividends paid	(114.9)	(95.3)	(20.1)
Purchase of noncontrolling interest	(20.5)	–	–
Payments on affordable housing investment credits	(4.8)	–	–
Net cash flows (used in) provided by financing activities	(997.3)	929.9	2,475.7
Increase (decrease) in unrestricted cash and cash equivalents	1,315.1	1,074.4	(555.1)
Unrestricted cash and cash equivalents, beginning of period	6,155.5	5,081.1	5,636.2
Unrestricted cash and cash equivalents, end of period	$7,470.6	$6,155.5	$5,081.1
Supplementary Cash Flow Disclosure
Interest paid	$(1,110.0)	$(1,049.5)	$(997.8)
Federal, foreign, state and local income taxes (paid) collected, net	$(9.5)	$(21.6)	$(68.0)
Supplementary Non Cash Flow Disclosure
Transfer of assets from held for investment to held for sale	$2,955.3	$2,551.3	$5,141.9
Transfer of assets from held for sale to held for investment	$208.7	$64.9	$18.0
Transfers of assets from held for investment to OREO	$65.8	$–	$–
Issuance of common stock as consideration	$1,462.0	$–	$–

The accompanying notes are an integral part of these consolidated financial statements.

Item 8:  Financial Statements and Supplementary Data

112    CIT ANNUAL REPORT 2015

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

Principles of Consolidation

The accompanying consolidated financial statements include financial information related to CIT Group Inc. and its majority-owned subsidiaries and those variable interest entities (“VIEs”) where the Company is the primary beneficiary (“PB”).

In preparing the consolidated financial statements, all significant inter-company accounts and transactions have been eliminated. Assets held in an agency or fiduciary capacity are not included in the consolidated financial statements.

The results for the year ended December 31, 2015 contain activity of OneWest Bank for approximately five months, therefore they are not necessarily indicative of the results expected for a full year.

Discontinued Operations

The Financial Freedom business, a division of CIT Bank (formerly a division of OneWest Bank) that services reverse mortgage loans, was acquired in conjunction with the OneWest Transaction. Pursuant to ASC 205-20, as amended by ASU 2014-08, the Financial Freedom business is reflected as discontinued operations as of the August 3, 2015 acquisition date and as of December 31, 2015. The business includes the entire third party servicing of reverse mortgage operations, which consist of personnel, systems and servicing assets. The assets of discontinued operations primarily include Home Equity Conversion Mortgage (“HECM”) loans and servicing advances. The liabilities of discontinued operations include reverse mortgage servicing liabilities, which relates primarily to loans serviced for Fannie Mae, secured borrowings and contingent liabilities. Unrelated to the Financial Freedom business, continuing operations includes a portfolio of reverse mortgages, which is maintained in the Legacy Consumer Mortgage segment.

In addition to the servicing rights, discontinued operations reflect HECM loans, which were pooled and securitized in the form of GNMA HMBS and sold into the secondary market with servicing retained. These HECM loans are insured by the Federal Housing Administration (“FHA”). Based upon the structure of the GNMA HMBS securitization program, the Company has determined that the HECM loans transferred into the program had not met all of the requirements for sale accounting and therefore, has accounted for these transfers as a financing transaction. Under a financing transaction, the transferred loans remain on the Company’s statement of financial position and the proceeds received are recorded as a secured borrowing.

On April 25, 2014, the Company completed the sale of the student lending business, along with certain secured debt and servicing rights. As a result, the student lending business is reported as a discontinued operation for the year ended December 31, 2014.

Discontinued Operations are discussed in Note 2 — Acquisition and Disposition Activities.

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

CIT ANNUAL REPORT 2015    113

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Loans originated and classified as HFI are recorded at amortized cost. Loan origination fees and certain direct origination costs are deferred and recognized as adjustments to interest income over the contractual lives of the related loans. Unearned income on leases and discounts and premiums on loans purchased are amortized to interest income using the effective interest method. For loans classified as AHFS, the amortization of discounts and premiums on loans purchased and unearned income ceases. Direct financing leases originated and classified as HFI are recorded at the aggregate future minimum lease payments plus estimated residual values less unearned finance income. Management performs periodic reviews of estimated residual values, with other than temporary impairment (“OTTI”) recognized in current period earnings.

If it is determined that a loan should be transferred from HFI to AHFS, then the loan is transferred at the lower of cost or fair value. At the time of transfer, a write-down of the loan is recorded as a charge-off when the carrying amount exceeds fair value and the difference relates to credit quality, otherwise the write-down is recorded as a reduction to Other Income, and any allowance for loan loss is reversed. Once classified as AHFS, the amount by which the carrying value exceeds fair value is recorded as a valuation allowance and is reflected as a reduction to Other Income.

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

Operating lease equipment is carried at cost less accumulated depreciation. Operating lease equipment is depreciated to its estimated residual value using the straight-line method over the lease term or estimated useful life of the asset. Where management’s intention is to sell the equipment received at the end of a lease, these are marked to the lower of cost or fair value and classified as AHFS. Depreciation is stopped on these assets and any further marks to lower of cost or fair value are recorded in Other Income. Equipment received at the end of the lease is marked to the lower of cost or fair value with the adjustment recorded in Other Income.

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

Loans acquired in the OneWest Transaction were initially recorded at their fair value on the acquisition date. For loans that were not considered credit impaired at the date of acquisition and for which cash flows were evaluated based on contractual terms, a premium or discount was recorded, representing the difference between the unpaid principal balance and the fair value. The discount or premium is accreted or amortized to earnings using the effective interest method as a yield adjustment over the remaining contractual terms of the loans and is recorded in Interest Income. If the loan is prepaid, the remaining discount or premium will be recognized in Interest Income. If the loan is sold, the remaining discount will be considered in the resulting gain or loss on sale. If the loan is subsequently classified as non-accrual, or transferred to AHFS, accretion / amortization of the discount (premium) will cease.

For loans that were purchased with evidence of credit quality deterioration since origination, the discount recorded includes accretable and non-accretable components.

For purposes of income recognition, and consistent with valuation models across loan portfolios, the Company has elected to not take a position on the movement of future interest rates in the model. If interest rates rise, the loans will generate higher income. If rates fall, the loans will generate lower income.

Purchased Credit-Impaired Loans

Loans accounted for as purchased credit-impaired loans (“PCI loans”) are accounted for in accordance with ASC 310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). PCI loans were determined as of the date of purchase to have evidence of credit quality deterioration, which make it probable that the Company will be unable to collect all contractually required payments (principal and interest). Evidence of credit quality deterioration as of the purchase date may include past due status, recent borrower credit scores, credit rating (probability of obligor default) and recent loan-to-value ratios.

Commercial PCI loans are accounted for as individual loans. Conversely, consumer PCI loans with similar common risk characteristics are pooled together for accounting purposes (i.e., into one unit of account). Common risk characteristics consist of similar credit risk (e.g., delinquency status, loan-to-value, or credit risk rating) and at least one other predominant risk characteristic (e.g., loan type, collateral type, interest rate index, date of origination or term). For pooled loans, each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows for the pool.

Item 8:  Financial Statements and Supplementary Data

114    CIT ANNUAL REPORT 2015

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At acquisition, the PCI loans were initially recorded at estimated fair value, which is determined by discounting each commercial loan’s or consumer pool’s principal and interest cash flows expected to be collected using a discount rate for similar instruments with adjustments that management believes a market participant would consider. The Company estimated the cash flows expected to be collected at acquisition using internal credit risk and prepayment risk models that incorporate management’s best estimate of current key assumptions, such as default rates, loss severity and prepayment speeds of the loan.

For both commercial PCI loans (evaluated individually) and consumer PCI loans (evaluated on a pool basis), an accretable yield is measured as the excess of the cash flows expected to be collected, estimated at the acquisition date, over the recorded investment (estimated fair value at acquisition) and is recognized in interest income over the remaining life of the loan, or pool of loans, on an effective yield basis. The difference between the cash flows contractually required to be paid (principal and interest), measured as of the acquisition date, over the cash flows expected to be collected is referred to as the non-accretable difference.

Subsequent to acquisition, the estimates of the cash flows expected to be collected are evaluated on a quarterly basis for both commercial PCI loans (evaluated individually) and consumer PCI loans (evaluated on a pool basis). During each subsequent reporting period, the cash flows expected to be collected shall be reviewed but will be revised only if it is deemed probable that a significant change has occurred. Probable and significant decreases in expected cash flows as a result of further credit deterioration result in a charge to the provision for credit losses and a corresponding increase to the allowance for loan losses. Probable and significant increases in cash flows expected to be collected due to improved credit quality result in recovery of any previously recorded allowance for loan losses, to the extent applicable, and an increase in the accretable yield applied prospectively for any remaining increase. The accretable yield is affected by revisions to previous expectations that result in an increase in expected cash flows, changes in interest rate indices for variable rate PCI loans, changes in prepayment assumptions and changes in expected principal and interest payments and collateral values. The Company assumes a flat forward interest curve when analyzing future cash flows for the mortgage loans. Changes in expected cash flows caused by changes in market interest rates are recognized as adjustments to the accretable yield on a prospective basis.

Resolutions of loans may include sales to third parties, receipt of payments in settlement with the borrower, or foreclosure of the collateral. Upon resolution, the Company’s policy is to remove an individual consumer PCI loan from the pool at its carrying amount. Any difference between the loans carrying amount and the fair value of the collateral or other assets received does not affect the percentage yield calculation used to recognize accretable yield on the pool. This removal method assumes that the amount received from these resolutions approximates the pool performance expectations of cash flows. The accretable yield percentage is unaffected by the resolution. Modifications or refinancing of loans accounted for within a pool do not result in the removal of those loans from the pool; instead, the revised terms are reflected in the expected cash flows within the pool of loans.

Reverse Mortgages

Reverse mortgage loans, which were recorded at fair value on the acquisition date, are contracts in which a homeowner borrows against the equity in their home and receives cash in one lump sum payment, a line of credit, fixed monthly payments for either a specific term or for as long as the homeowner lives in the home or a combination of these options. Reverse mortgages feature no recourse to the borrower, no required repayment during the borrower’s occupancy of the home (as long as the borrower complies with the terms of the mortgage), and, in the event of foreclosure, a repayment amount that cannot exceed the lesser of either the unpaid principal balance of the loan or the proceeds recovered upon sale of the home. The mortgage balance consists of cash advanced, interest compounded over the life of the loan, capitalized mortgage insurance premiums, and other servicing advances capitalized into the loan.

Revenue Recognition

Interest income on HFI loans is recognized using the effective interest method or on a basis approximating a level rate of return over the life of the asset. Interest income includes components of accretion of the fair value discount on loans and lease receivables recorded in connection with Purchase Accounting Adjustments (“PAA”) and to a lesser extent Fresh Start Accounting (“FSA”) adjustments that were applied as of December 31, 2009, (the Convenience Date), all of which are accreted using the effective interest method as a yield adjustment over the remaining contractual term of the loan and recorded in interest income. If the loan is subsequently classified as AHFS, accretion (amortization) of the discount (premium) will cease. See Purchase Accounting Adjustments in Note 2 — Acquisition and Disposition Activities further in this section.

Uninsured reverse mortgages in continuing operations that were determined to be non-PCI are accounted for in accordance with the instructions provided by the staff of the Securities and Exchange Commission (“SEC”) entitled “Accounting for Pools of Uninsured Residential Reverse Mortgage Contracts.” For these uninsured reverse mortgages, the Company has determined that as a result of the similarities between both the reverse mortgage borrowers’ demographics and the terms of the reverse mortgage loan contracts, these reverse mortgages are accounted for at the pool level. To determine the effective yield of the pool, we project the pool’s cash inflows and outflows including actuarial projections of the life expectancy of the individual contract holder and changes in the collateral value of the residence are projected. At each reporting date, a new economic forecast is made of the cash inflows and outflows for the population of reverse mortgages. Projections of cash flows assume the use of flat forward rate interest curves. The effective yield of the pool is recomputed and income is adjusted to retrospectively reflect the revised rate of return. Because of this accounting, the recorded value of reverse mortgage loans and interest income can result in significant volatility associated with the estimates. As a result, income recognition can vary significantly from period to period.

The pool method of accounting results in the establishment of an Actuarial Valuation Allowance (“AVA”) related to the deferral of

CIT ANNUAL REPORT 2015    115

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

net gains from loans exiting the pool. The AVA is a component of the net book value of the portfolio and has the ability to absorb potential collectability short-falls.

Insured reverse mortgages included in continuing operations were determined to be PCI, even though these loans are HECMs insured by the Federal Housing Administration, based on management’s consideration of the loan’s loan-to-value (“LTV”) and its relationship to the loan’s Maximum Claim Amount. As such, based on the guidance in ASC 310-30, revenue recognition and income measurement for these loans is based on expected rather than contractual cash flows; and, the fair value adjustment on these loans included both accretable and non-accretable components.

Rental revenue on operating leases is recognized on a straight line basis over the lease term and is included in Non-interest Income. Intangible assets were recorded during PAA related to acquisitions completed by the Company and FSA to adjust the carrying value of above or below market operating lease contracts to their fair value. The FSA related adjustments (net) are amortized into rental income on a straight line basis over the remaining term of the respective lease.

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

The recognition of interest income (including accretion) on consumer mortgages and small ticket commercial loans and lease receivables is suspended and all previously accrued but uncollected revenue is reversed, when payment of principal and/or interest is contractually delinquent for 90 days or more. Accounts, including accounts that have been modified, are returned to accrual status when, in the opinion of management, collection of remaining principal and interest is reasonably assured, and there is a sustained period of repayment performance for a minimum of six months.

Due to the nature of reverse mortgages, these loans do not contain a contractual due date or regularly scheduled payments, and therefore are not included in delinquency and non-accrual reporting. The recognition of interest income on reverse mortgages is suspended upon the latter of the foreclosure sale date or date on which marketable title has been acquired (i.e. property becomes OREO).

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

Allowance for Loan Losses on Finance Receivables

The allowance for loan losses is intended to provide for credit losses inherent in the HFI loan and lease receivables portfolio and is periodically reviewed for adequacy. The allowance for loan losses is determined based on three key components: (1) specific allowances for loans that are impaired, based upon the value of underlying collateral or projected cash flows, or observable market price, (2) non-specific allowances for estimated losses inherent in the portfolio based upon the expected loss over the loss emergence period, and (3) allowances for estimated losses inherent in the portfolio based upon economic risks, industry and geographic concentrations, and other factors. Changes to the Allowance for Loan Losses are recorded in the Provision for Credit Losses.

Determining an appropriate allowance for loan losses requires significant judgment that may change based on management’s ongoing process in analyzing the credit quality of the Company’s HFI loan portfolio.

Finance receivables are divided into the following portfolio segments, which correspond to the Company’s business segments: Transportation & International Finance (“TIF”), North America Banking (“NAB”); formerly known as North American Commercial Finance, Legacy Consumer Mortgages (“LCM”) and Non-Strategic Portfolios (“NSP”). Within each portfolio segment, credit risk is assessed and monitored in the following classes of loans; within TIF, Aerospace, Rail, Maritime Finance and International Finance, within NAB, Commercial Banking, Equipment Finance, Commercial Real Estate, and Commercial Services, (collectively referred to as Commercial Loans); and within LCM, the Single Family Residential (“SFR”) Mortgages and Reverse Mortgages and in NAB, Consumer Banking, (collectively referred to as Consumer Loans). The allowance is estimated based upon the finance receivables in the respective class.

For each portfolio, impairment is generally measured individually for larger non-homogeneous loans (finance receivables of $500 thousand or greater) and collectively for groups of smaller loans with similar characteristics or for designated pools of PCI loans based on decreases in cash flows expected to be collected subsequent to acquisition.

Loans acquired in the OneWest Transaction were initially recorded at estimated fair value at the time of acquisition. Expected credit losses were included in the determination of estimated fair value, no allowance was established on the acquisition date.

Allowance Methodology

Commercial Loans

With respect to commercial portfolios, the Company monitors credit quality indicators, including expected and historical losses and levels of, and trends in, past due loans, non-performing assets and impaired loans, collateral values and economic conditions. Commercial loans are graded according to the Company’s internal rating system with respect to probability of default and

Item 8:  Financial Statements and Supplementary Data

116    CIT ANNUAL REPORT 2015

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

loss given default (severity) based on various risk factors. The non-specific allowance is determined based on the estimated probability of default, which reflects the borrower’s financial strength, and the severity of loss in the event of default, considering the quality of the underlying collateral. The probability of default and severity are derived through historical observations of default and subsequent losses within each risk grading.

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

For uninsured reverse mortgage loans in continuing operations, an allowance is established if the Company is likely to experience losses on the disposition of the property that are not reflected in the recorded investment, including the AVA, as the source of repayment of the loan is tied to the home’s collateral value alone. A reverse mortgage matures when one of the following events occur: 1) the property is sold or transferred, 2) the last remaining borrower dies, 3) the property ceases to be the borrower’s principal residence, 4) the borrower fails to occupy the residence for more than 12 consecutive months or 5) the borrower defaults under the terms of the mortgage or note. A maturity event other than death is also referred to as a mobility event. The level of any required allowance for loan losses on reverse mortgage loans is based on the Company’s estimate of the fair value of the property at the maturity event based on current conditions and trends. The allowance for loan losses assessment on uninsured reverse mortgage loans is performed on a pool basis and is based on the Company’s estimate of the future fair value of the properties at the maturity event based on current conditions and trends.

Other Allowance Factors

If commercial or consumer loan losses are reimbursable by the FDIC under the loss sharing agreement, the recorded provision is partially offset by any benefit expected to be derived from the related indemnification asset subject to management’s assessment of the collectability of the indemnification asset and any contractual limitations on the indemnified amount. See Indemnification Assets later in this section.

With respect to assets transferred from HFI to AHFS, a charge-off is recognized to the extent carrying value exceeds the fair value and the difference relates to credit quality.

An approach similar to the allowance for loan losses is utilized to calculate a reserve for losses related to unfunded loan commitments along with deferred purchase commitments associated with the Company’s factoring business. A reserve for unfunded loan commitments is maintained to absorb estimated probable losses related to these facilities. The adequacy of the reserve is determined based on periodic evaluations of the unfunded credit facilities, including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities. The reserve for unfunded loan commitments is recorded as a liability on the Consolidated Balance Sheet. Net adjustments to the reserve for unfunded loan commitments are included in the provision for credit losses.

The allowance policies described above relate to specific and non-specific allowances, and the impaired finance receivables and charge-off policies that follow are applied across the portfolio segments and loan classes therein. Given the nature of the Company’s business, the specific allowance is largely related to the NAB and TIF segments. The non-specific allowance, which considers the Company’s internal system of probability of default and loss severity ratings for commercial loans, among other factors, is applicable to both commercial and consumer portfolios. Additionally, portions of the NAB and LCM segments also utilize methodologies under ASC 310-30 for PCI loans, as discussed below.

PCI Loans

See Purchased Credit-Impaired Loans in Financing and Leasing Assets for description of allowance factors.

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

PCI loans are written down at acquisition to their fair value using an estimate of cash flows deemed to be probable of collection. Accordingly, such loans are no longer classified as past due or non-accrual even though they may be contractually past due because we expect to fully collect the new carrying values of these loans. Due to the nature of reverse mortgage loans (i.e., there are no required contractual payments due from the borrower), they are considered current for purposes of past due reporting and are excluded from reported non-accrual loan balances.

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

CIT ANNUAL REPORT 2015    117

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Impaired finance receivables of $500 thousand or greater that are placed on non-accrual status, largely in Commercial Banking, Commercial Real Estate, Commercial Services, and classes within TIF, are subject to periodic individual review by the Company’s problem loan management (“PLM”) function. The Company excludes certain loan and lease portfolios from its impaired finance receivables disclosures as charge-offs are typically determined and recorded for such loans beginning at 90-180 days of contractual delinquency. These include small-ticket loan and lease receivables, largely in Equipment Finance and NSP, and consumer loans, including single family residential mortgages, in NAB and LCM that have not been modified in a TDR, as well as short-term factoring receivables in Commercial Services.

Charge-off of Finance Receivables

Charge-offs on loans are recorded after considering such factors as the borrower’s financial condition, the value of underlying collateral and guarantees (including recourse to dealers and manufacturers), and the status of collection activities. Such charge-offs are deducted from the carrying value of the related finance receivables. This policy is largely applicable in the Commercial Banking, Equipment Finance, Commercial Real Estate, Commercial Services and Transportation Finance loan classes. In general, charge-offs of large ticket commercial loans ($500 thousand or greater) are determined based on the facts and circumstances related to the specific loan and the underlying borrower and the use of judgment by the Company. Charge-offs of small ticket commercial finance receivables are recorded beginning at 90-150 days of contractual delinquency. Charge-offs of Consumer loans are recorded beginning at 120 days of delinquency. The value of the underlying collateral will be considered when determining the charge-off amount if repossession is assured and in process.

Charge-offs on loans originated are reflected in the provision for credit losses. Charge-offs are recognized on consumer loans for which losses are reimbursable under loss sharing agreements with the FDIC, with a provision benefit recorded to the extent applicable via an increase to the related indemnification asset. In the event of a partial charge-off on loans with a PAA, the charge-off is first allocated to the respective loan’s discount. Then, to the extent the charge-off amount exceeds such discount, a provision for credit losses is recorded. Collections on accounts charged off in the post- acquisition or post-emergence periods are recorded as recoveries in the provision for credit losses. Collections on accounts that exceed the balance recorded at the date of acquisition are recorded as recoveries in other income. Collections on accounts previously charged off prior to transfer to AHFS are recorded as recoveries in other income.

Impairment of Long-Lived Assets

A review for impairment of long-lived assets, such as operating lease equipment, is performed at least annually or when events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Impairment of assets is determined by comparing the carrying amount to future undiscounted net cash flows expected to be generated. If an asset is impaired, the impairment is the amount by which the carrying amount exceeds the fair value of the asset. Fair value is based upon discounted cash flow analysis and available market data. Current lease rentals, as well as relevant and available market information (including third party sales for similar equipment and published appraisal data), are considered both in determining undiscounted future cash flows when testing for the existence of impairment and in determining estimated fair value in measuring impairment. Depreciation expense is adjusted when the projected fair value at the end of the lease term is below the projected book value at the end of the lease term. Assets to be disposed of are included in AHFS in the Consolidated Balance Sheet and reported at the lower of the cost or fair market value less disposal costs (“LOCOM”).

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

These securities financing agreements give rise to minimal credit risk as a result of the collateral provisions, therefore no allowance is considered necessary. In the event of counterparty default, the financing agreement provides the Company with the right to liquidate the collateral held. Interest earned on these financing agreements is included in other interest and dividends in the statement of income.

Investments

Investments in debt securities and equity securities that have readily determinable fair values not classified as trading securities, investment securities carried at fair value with changes recorded in net income, or as held-to-maturity (“HTM”) securities are classified as available-for-sale (“AFS”) securities. Debt and equity securities classified as AFS are carried at fair value with changes in fair value reported in accumulated other comprehensive income (“AOCI”), a component of stockholders’ equity, net of applicable income taxes. Credit-related declines in fair value that are determined to be OTTI are immediately recorded in earnings. Realized gains and losses on sales are included in other

Item 8:  Financial Statements and Supplementary Data

118    CIT ANNUAL REPORT 2015

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

income on a specific identification basis, and interest and dividend income on AFS securities is included in other interest and dividends.

Debt securities classified as HTM represent securities that the Company has both the ability and the intent to hold until maturity, and are carried at amortized cost. Interest on such securities is included in other interest and dividends.

Debt and marketable equity security purchases and sales are recorded as of the trade date.

Mortgage-backed security investments acquired in the OneWest Transaction were originally recorded at their fair value on the acquisition date and classified as either securities AFS or securities carried at fair value with changes recorded in net income. Debt securities classified as AFS that had evidence of credit deterioration as of the acquisition date and for which it was probable that the Company would not collect all contractually required principal and interest payments were classified as PCI debt securities. Subsequently, the accretable yield (based on the cash flows expected to be collected in excess of the recorded investment or fair value) is accreted to interest income using an effective interest method pursuant to ASC 310-30 for PCI securities and securities carried at fair value with changes recorded in net income. The Company uses a flat interest rate forward curve for purposes of applying the effective interest method to PCI securities. On a quarterly basis, the cash flows expected to be collected are reviewed and updated. The expected cash flow estimates take into account relevant market and economic data as of the end of the reporting period including, for example, for securities issued in a securitization, underlying loan-level data, and structural features of the securitization, such as subordination, excess spread, overcollateralization or other forms of credit enhancement. OTTI with credit-related losses are recognized as permanent write-downs, while other changes in expected cash flows (e.g., significant increases and contractual interest rate changes) are recognized through a revised accretable yield in subsequent periods. The non-accretable discount is recorded as a reduction to the investments and will be reclassified to accretable discount should expected cash flows improve or used to absorb incurred losses as they occur.

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

Evaluating Investments for OTTI

An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses that are determined to be temporary in nature are recorded, net of tax, in AOCI for AFS securities, while such losses related to HTM securities are not recorded, as these investments are carried at their amortized cost. Unrealized losses on securities carried at fair value would be recorded through earnings as part of the total change in fair value.

The Company conducts and documents periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other than temporary. The Company accounts for investment impairments in accordance with ASC 320-10-35-34, Investments — Debt and Equity Securities: Recognition of an Other-Than-Temporary Impairment. Under the guidance for debt securities, OTTI is recognized in earnings for debt securities that the Company has an intent to sell or that the Company believes it is more-likely-than-not that it will be required to sell prior to the recovery of the amortized cost basis. For debt securities classified as HTM that are considered to have OTTI that the Company does not intend to sell and it is more likely than not that the Company will not be required to sell before recovery, the OTTI is separated into an amount representing the credit loss, which is recognized in other income in the Consolidated Statement of Income, and the amount related to all other factors, which is recognized in OCI. OTTI on debt securities and equity securities classified as AFS and non-marketable equity investments are recognized in other income in the Consolidated Statements of Income in the period determined. Impairment is evaluated and to the extent it is credit related amounts are reclassified out of AOCI to other income. If it is not credit related then, the amounts remain in AOCI.

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

Investments in Restricted Stock

The Company is a member of, and owns capital stock in, the Federal Home Loan Bank (“FHLB”) of San Francisco and the FRB. As a condition of membership, the Company is required to own capital stock in the FHLB based upon outstanding FHLB advances and FRB stock based on a specified ratio relative to the Company’s capital. FHLB and FRB stock may only be sold back to the member institutions at its carry-

CIT ANNUAL REPORT 2015    119

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ing value and cannot be sold to other parties. For FHLB stock, cash dividends are recorded within interest income when declared by the FHLB. For FRB stock, the Company is legally entitled (without declaration) to a specified dividend paid semi-annually. Dividends are recorded in other interest and dividends in the Consolidated Statements of Income.

Due to the restricted ownership requirements, the Company accounts for its investments in FHLB and FRB stock as a nonmarketable equity stock accounted for under the cost method and reviews the investment for impairment at least annually, or when events or circumstances indicate that their carrying amounts may not be recoverable. The Company’s impairment evaluation considers the long-term nature of the investment, the liquidity position of the member institutions, its recent dividend declarations and the intent and ability to hold this investment for a period of time sufficient to ultimately recover the Company’s recorded investment.

Indemnification Assets

Prior to the acquisition of OneWest Bank by CIT, OneWest Bank, was party to certain shared loss agreements with the FDIC related to its acquisitions of IndyMac Federal Bank, FSB (“IndyMac”), First Federal Bank of California, FSB (“First Federal”) and La Jolla Bank, FSB (“La Jolla”). As part of CITs acquisition of OneWest Bank, CIT is now party to these loss sharing agreements with the FDIC. The loss sharing agreements generally require CIT Bank, N.A. to obtain FDIC approval prior to transferring or selling loans and related indemnification assets. Eligible losses are submitted to the FDIC for reimbursement when a qualifying loss event occurs (e.g., loan modifications, charge-off of loan balance or liquidation of collateral). Reimbursements approved by the FDIC are usually received within 60 days of submission.

The IndyMac transaction encompassed multiple loss sharing agreements that provided protection from certain losses related to purchased SFR loans and reverse mortgage proprietary loans. In addition, CIT is party to the FDIC agreement to indemnify OneWest Bank, subject to certain requirements and limitations, for third party claims from the Government Sponsored Enterprises (“GSEs” or “Agencies”) related to IndyMac selling representations and warranties, as well as liabilities arising from the acts or omissions (including, without limitation, breaches of servicer obligations) of IndyMac as servicer.

The loss sharing arrangements related to the First Federal and La Jolla transactions also provide protection from certain losses related to certain purchased assets, specifically the SFR loans.

All of the loss sharing agreements are accounted for as indemnification assets and were initially recognized at estimated fair value as of the acquisition date based on the discounted present value of expected future cash flows under the respective loss sharing agreements pursuant to ASC 805. As of the acquisition date, the First Federal loss share agreement had a zero fair value given the expiration of the commercial loan portion in December 2014 and management’s expectation not to reach the first stated threshold for the SFR mortgage loan portion, which expires in December 2019. As of the acquisition date, the La Jolla loss share agreement had a negligible indemnification asset value. Under the La Jolla loss share agreement, the FDIC indemnifies the eligible credit losses for SFR and commercial loans. Unlike SFR mortgage loan claim submissions, which do not take place until the loss is incurred through the conclusion of the foreclosure process, commercial loan claims are submitted to and paid by the FDIC at the time of charge-off. Similar to the First Federal agreement, the commercial loan portion expired prior to the acquisition date (expired March 2015).

On a subsequent basis, the indemnification asset is measured on the same basis of accounting as the indemnified loans (e.g., as PCI loans under the effective yield method). A yield is determined based on the expected cash flows to be collected from the FDIC over the recorded investment. The expected cash flows on the indemnification asset are reviewed and updated on a quarterly basis.

Changes in expected cash flows caused by changes in market interest rates or by prepayments of principal are recognized as adjustments to the effective yield on a prospective basis in interest income. In some cases, the cash flows expected to be collected from the indemnified loans may improve so that the related indemnification asset is no longer expected to be fully recovered. For PCI loans with an associated indemnification asset, if the increase in expected cash flows is recognized through a higher yield, a lower and potentially negative yield (i.e. due to a decline in expected cash flows in excess of the current carrying value) is applied to the related indemnification asset to mirror an accounting offset for the indemnified loans. Any negative yield is determined based on the remaining term of the indemnification agreement. Both accretion (positive yield) and amortization (negative yield) from the indemnification asset are recognized in interest income on loans over the lesser of the contractual term of the indemnification agreement or the remaining life of the indemnified loans. A decrease in expected cash flows is recorded in the indemnification asset for the portion that previously was expected to be reimbursed from the FDIC resulting in an increase in the Provision for credit losses that was previously recorded in the Allowance for loan losses.

In connection with the IndyMac transaction, the Company has an indemnification receivable for estimated reimbursements due from the FDIC for loss exposure arising from breach in origination and servicing obligations associated with covered reverse mortgage loans prior to March 2009 pursuant to the loss share agreement with the FDIC. The indemnification receivable uses the same assumptions used to measure the indemnified item (contingent liability) subject to management’s assessment of the collectability of the indemnification asset and any contractual limitations on the indemnified amount.

In connection with the La Jolla transaction, the Company recorded a separate FDIC true-up liability for an estimated payment due to the FDIC at the expiry of the loss share agreement, given the estimated cumulative losses of the acquired covered assets are projected to be lower than the cumulative losses originally estimated by the FDIC at inception of the loss share agreement. There is no FDIC true-up liability recorded in connection with the First Federal transaction based on the projected loss estimates at this time. There is also no FDIC true-up liability recorded in connection with the IndyMac transaction as it was not required. This liability represents contingent consideration to the FDIC and is re-measured at estimated fair value on a quarterly basis, with the changes in fair value recognized in noninterest expense.

For further discussion, see Note 5 — Indemnification Assets.

Item 8:  Financial Statements and Supplementary Data

120    CIT ANNUAL REPORT 2015

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A portion of the Goodwill balance also resulted from the excess of reorganization equity value over the fair value of tangible and identifiable intangible assets, net of liabilities, in connection with the Company’s emergence from bankruptcy in December 2009.

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

Intangible assets relate to acquisitions and the remaining amount from fresh start accounting (“FSA”) adjustments. Intangible assets have finite lives and as detailed in Note 26 — Goodwill and Intangible Assets, depending on the component, are amortized on an accelerated or straight line basis over the estimated useful lives. Amortization expense for the intangible assets is recorded in operating expenses.

The Company reviews intangible assets for impairment annually or when events or circumstances indicate that their carrying amounts may not be recoverable. Impairment is recognized by writing down the asset to the extent that the carrying amount exceeds the estimated fair value, with any impairment recorded in operating expense.

Other Assets

Tax Credit Investments

As a result of the OneWest Transaction, the Company has investments in limited liability entities that were formed to operate qualifying affordable housing projects, and other entities that make equity investments, provide debt financing or support community-based investments in tax-advantaged projects. Certain affordable housing investments qualify for credit under the Community Reinvestment Act (“CRA”), which requires regulated financial institutions to help meet the credit needs of the local communities in which they are chartered, particularly in neighborhoods with low or moderate incomes. These tax credit investments provide tax benefits to investors primarily through the receipt of federal and/or state income tax credits or tax benefits in the form of tax deductible operating losses or expenses.

The Company invests as a limited partner and its ownership amount in each limited liability entity varies. As a limited partner, the Company is not the PB as it does not meet the power criterion, i.e., no power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and has no direct ability to unilaterally remove the general partner. Accordingly, the Company is not required to consolidate these entities on its financial statements. For further discussion on VIEs, see Note 10 — Borrowings.

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

CIT ANNUAL REPORT 2015    121

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

estimated fair value under the fair value option. The fair value is estimated based on cash flows expected to be collected from the Company’s participation interest in the underlying collateral. The modeled underlying cash flows include estimated amounts expected to be collected from repayment of loan principal and interest and net proceeds from property liquidations through the clean up call date (when the portfolio falls below 10% of the original unpaid principal balance or March 2016) controlled by the FDIC whereby the underlying assets shall be sold six months from the earliest call date (September 2016). These cash flows are offset by amounts paid for servicing expenses, management fees, and liquidation expenses. The Company recognizes interest income on the FDIC receivable on an effective yield basis over the expected remaining life under the accretable yield method pursuant to ASC 310-30. The gains and losses from changes in the estimated fair value of the asset is recorded separately in other income. For further discussion, see Note 13 — Fair Value.

Other Real Estate Owned

Other real estate owned (“OREO”) represents collateral acquired from the foreclosure of secured loans and is being actively marketed for sale. These assets are initially recorded at the lower of cost or market value less disposition costs. Estimated market value is generally based upon independent appraisals or broker price opinions, which are then modified based on assumptions and expectations that are determined by management. Any write-down as a result of differences between carrying and market value on the date of transfer from loan classification is charged to the allowance for credit losses.

Subsequently, the assets are recorded at the lower of its carrying value or estimated fair value less disposition costs. If the property or other collateral has lost value subsequent to foreclosure, a valuation allowance (contra asset) is established, and the charge is recorded in other income. OREO values are reviewed on a quarterly basis and subsequent declines in estimated fair value are recognized in earnings in the current period. Holding costs are expensed as incurred and reflected in operating expenses. Upon disposition of the property, any difference between the proceeds received and the carrying value is booked to gain or loss on disposition recorded in other income.

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

Servicing Advances

The Company is required to make servicing advances in the normal course of servicing mortgage loans. These advances include customary, reasonable and necessary out-of-pocket costs incurred in the performance of its servicing obligation. They include advances related to mortgage insurance premiums, foreclosure activities, funding of principal and interest with respect to mortgage loans held in connection with a securitized transaction and taxes and other assessments which are or may become a lien upon the mortgage property. Servicing advances are generally reimbursed from cash flows collected from the loans.

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

A receivable is recognized for the advances that are expected to be reimbursed, while a loss is recognized in operating expenses for advances that are not expected to be reimbursed. Advances not collected are generally due to payments made in excess of the limits established by the investor or as a result of servicing errors. For loans serviced for others, servicing advances are accrued through liquidation regardless of delinquency status. Any accrued amounts that are deemed uncollectible at liquidation are written off against existing reserves. Any amounts outstanding 180 days post liquidation are written off against established reserves. Due to the Company’s planned exit of third party servicing operations, the servicing advances for third party serviced reverse mortgage loans are designated as Assets of discontinued operations held for sale.

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

Item 8:  Financial Statements and Supplementary Data

122    CIT ANNUAL REPORT 2015

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company documents, at inception, all relationships between hedging instruments and hedged items, as well as the risk management objectives and strategies for undertaking various hedges. Upon executing a derivative contract, the Company designates the derivative as either a qualifying hedge or non-qualifying hedge. The designation may change based upon management’s reassessment of circumstances. Upon de-designation or termination of a hedge relationship, changes in fair value of the derivative is reflected in earnings.

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

All derivative instruments are recorded at their respective fair value. Derivative instruments that qualify for hedge accounting are presented in the balance sheet at their fair values in other assets or other liabilities, with changes in fair value (gains and losses) of cash flow hedges deferred in AOCI, a component of equity. For qualifying derivatives with periodic interest settlements, e.g. interest rate swaps, interest income or interest expense is reported as a separate line item in the statement of income. Derivatives that do not qualify for hedge accounting are also presented in the balance sheet in other assets or other liabilities, but with their resulting gains or losses recognized in other income. For non-qualifying derivatives with periodic interest settlements, the Company reports interest income with other changes in fair value in other income.

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

Fair Value

Fair Value Hierarchy

CIT measures the fair value of its financial assets and liabilities in accordance with ASC 820 Fair Value Measurements, which defines fair value, establishes a consistent framework for measuring fair value and requires disclosures about fair value measurements. The Company categorizes its financial instruments, based on the significance of inputs to the valuation techniques, according to the following three-tier fair value hierarchy:

-	Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities that are accessible at the measurement date. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as certain other securities that are highly liquid and are actively traded in over-the-counter markets;

-	Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes derivative contracts and certain loans held-for-sale;

-	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using valuation models, discounted cash flow methodologies or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes highly structured or long-term derivative contracts and structured finance securities where independent pricing information cannot be obtained for a significant portion of the underlying assets or liabilities.

CIT ANNUAL REPORT 2015    123

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Valuation Process

The Company has various processes and controls in place to ensure that fair value is reasonably estimated. The Company generally determines the estimated fair value of Level 3 assets and liabilities by using internally developed models and, to a lesser extent, prices obtained from third-party pricing services or broker dealers (collectively, third party vendors).

The Company’s internally developed models primarily consist of discounted cash flow techniques, which require the use of relevant observable and unobservable inputs. Unobservable inputs are generally derived from actual historical performance of similar assets or are determined from previous market trades for similar instruments. These unobservable inputs include discount rates, default rates, loss severity and prepayment rates. Internal valuation models are subject to review prescribed by the Company’s model validation policy that governs the use and control of valuation models used to estimate fair value. This policy requires review and approval of significant models by the Company’s model review group, who are independent of the business units and perform model validation. Model validation assesses the adequacy and appropriateness of the model, including reviewing its processing components, logic and output results and supporting model documentation. These procedures are designed to provide reasonable assurance that the model is appropriate for its intended use and performs as expected. Periodic re-assessments of models are performed to ensure that they are continuing to perform as designed. The Company updates model inputs and methodologies periodically as a result of the monitoring procedures in place.

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

For valuations involving the use of third party vendors for pricing of the Company’s assets and liabilities, or those of potential acquisitions, the Company performs due diligence procedures to ensure information obtained and valuation techniques used are appropriate. The Company monitors and reviews the results (e.g. non-binding broker quotes and prices) from these third party vendors to ensure the estimated fair values are reasonable. Although the inputs used by the third party vendors are generally not available for review, the Company has procedures in place to provide reasonable assurance that the relied upon information is complete and accurate. Such procedures may include, as available and applicable, comparison with other pricing vendors, corroboration of pricing by reference to other independent market data and investigation of prices of individual assets and liabilities.

Fair Value Option

Certain MBS securities acquired in the OneWest Transaction are carried at fair value with changes recorded in net income. Unrealized gains and losses are reflected as part of the overall changes in fair value. The Company recognizes interest income on an effective yield basis over the expected remaining life under the accretable yield method pursuant to ASC 310-30. Unrealized and realized gains or losses are reflected in other income. The determination of fair value for these securities is discussed in Note 13 — Fair Value.

In connection with the OneWest Transaction, the Company acquired a receivable from the FDIC representing a secured interest in certain homebuilder, home construction and lot loans. The secured interest entitles the Company to 40% of the underlying cash flows. The Company elected to measure the FDIC Receivable at estimated fair value under the fair value option. The Company recognizes interest income on the FDIC receivable on an effective yield basis over the expected remaining life under the accretable yield method pursuant to ASC 310-30. The gains and losses from changes in the estimated fair value of the asset is recorded separately in other income. For further discussion regarding the determination of fair value, see Note 13 — Fair Value.

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

Item 8:  Financial Statements and Supplementary Data

124    CIT ANNUAL REPORT 2015

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recognition of the funded status of a benefit plan, which is measured as the difference between plan assets at fair value and the benefit obligation, is included in the balance sheet. The Company recognizes as a component of Other Comprehensive Income, net of tax, the net actuarial gains or losses and prior service cost or credit that arise during the period but are not recognized as components of net periodic benefit cost in the Statements of Income.

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

The Company accounts for its VIEs in accordance with Accounting Standards Update (“ASU”) No. 2009-16, Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets and ASU No. 2009-17, Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. ASU 2009-17 requires qualified special purpose entities to be evaluated for consolidation and also changed the approach to determining a VIE’s PB and required companies to more frequently reassess whether they must consolidate VIEs. The PB is the party that has both (1) the power to direct the activities of an entity that most significantly impact the VIE’s economic performance; and (2) through its interests in the VIE, the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

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

When in the evaluation of its interest in each VIE it is determined that the Company is considered the PB, the VIE’s assets, liabilities and non-controlling interests are consolidated and included in the Consolidated Financial Statements. See Note 10 — Borrowings for further details.

Non-interest Income

Non-interest income is recognized in accordance with relevant authoritative pronouncements and includes rental income on operating leases and other income. Other income includes (1) factoring commissions, (2) gains and losses on sales of equipment, (3) fee revenues, including fees on lines of credit, letters of credit, capital markets related fees, agent and advisory fees, service charges on deposit accounts, and servicing fees on loans CIT services for others, (4) gains and losses on loan and portfolio sales, (5) gains and losses on OREO sales, (6) gains and losses on investments, (7) gains and losses on derivatives and foreign currency exchange, (8) impairment on assets held for sale, and (9) other revenues. Other revenues include items that are more episodic in nature, such as gains on work-out related claims, recoveries on acquired loans or loans charged off prior to transfer to AHFS, proceeds received in excess of carrying value on non-

CIT ANNUAL REPORT 2015    125

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accrual accounts held for sale that were repaid or had another workout resolution, insurance proceeds in excess of carrying value on damaged leased equipment, and also includes income from joint ventures.

Non-interest Expenses

Non-interest expense is recognized in accordance with relevant authoritative pronouncements and includes deprecation on operating lease equipment, maintenance and other operating expenses, loss on debt extinguishment and operating expenses.

Operating expenses consists of (1) compensation and benefits, (2) technology costs, (3) professional fees, (4) net occupancy expenses, (5) provision for severance and facilities exiting activities, (6) advertising and marketing, (7) amortization of intangible assets, and (8) other expenses.

Stock-Based Compensation

Compensation expense associated with equity-based awards is recognized over the vesting period (requisite service period), generally three years, under the “graded vesting” attribution method, whereby each vesting tranche of the award is amortized separately as if each were a separate award. The cost of awards granted to directors in lieu of cash is recognized using the single grant approach with immediate vesting and expense recognition. Expenses related to stock-based compensation are included in operating expenses.

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

Consolidated Statements of Cash Flows

Unrestricted cash and cash equivalents includes cash and interest-bearing deposits, which are primarily overnight money market investments and short term investments in mutual funds. The Company maintains cash balances principally at financial institutions located in the U.S. and Canada. The balances are not insured in all cases. Cash and cash equivalents also include amounts at CIT Bank, which are only available for the bank’s funding and investment requirements. Cash inflows and outflows from customer deposits are presented on a net basis. Most factoring receivables are presented on a net basis in the Statements of Cash Flows, as factoring receivables are generally due in less than 90 days.

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

The cash flows related to investment securities and finance receivables (excluding loans held for sale) purchased at a premium or discount are as follows:

-	CIT classifies the entire cash flow, including the premium, as investing outflow in the period of acquisition and on a subsequent basis, the premium amortization is classified in investing as a positive adjustment under a constructive receipts model. Under the constructive receipts model, similar to the cumulative earnings approach, CIT compares the cash receipts to the investment from inception to date. The Company first allocates cash receipts to operating activities based on earned interest income, with the remaining allocated to Investing activities when received in cash.

-	CIT classifies the entire cash flow, net of the discount, as investing outflow in the period of acquisition and on a subsequent basis, the discount accretion is classified in investing as a negative adjustment under a constructive receipts model. The Company first allocates cash receipts to operating activities based on earned interest income, with the remaining allocated to Investing activities when received in cash.

Restricted cash includes cash on deposit with other banks that are legally restricted as to withdrawal and primarily serve as collateral for certain servicer obligations of the Company. Because the restricted cash result from a contractual requirement to invest cash balances as stipulated, CIT’s change in restricted cash balances is classified as cash flows from (used for) investing activities.

Activity of discontinued operations is included in various line items of the Statements of Cash Flows and summary items are disclosed in Note 2 — Acquisition and Disposition Activities.

In preparing the interim financial statements for the quarter ended September 30, 2015, the Company discovered and corrected an immaterial error impacting the classification of certain immaterial balances between line items and categories presented in the Consolidated Statements of Cash Flows. The amounts presented comparatively for the years ended December 31, 2014 and 2013 have been revised for these misclassifications. For the years ended December 31, 2014 and 2013, the errors resulted in an overstatement of net cash flows provided by operations of

Item 8:  Financial Statements and Supplementary Data

126    CIT ANNUAL REPORT 2015

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$108 million and $133 million, respectively, and an understatement of net cash flows provided by financing activities of $108 million and $133 million, respectively. The errors had no impact on the Company’s reported “Increase (decrease) in unrestricted cash and cash equivalents” or “Unrestricted cash and cash equivalents” for any period.

NEW ACCOUNTING PRONOUNCEMENTS

ASU No. 2016-02, Leases (Topic 842)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability of accounting for lease transactions. The ASU will require all leases to be recognized on the balance sheet as lease assets and lease liabilities.

Lessor accounting remains similar to the current model, but updated to align with certain changes to the lessee model (e.g., certain definitions, such as initial direct costs, have been updated) and the new revenue recognition standard. Lease classifications by lessors are similar; operating, direct financing, or sales-type.

Lessees will need to recognize a right-of-use asset and a lease liability for virtually all of their leases. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit thresholds.

The ASU will require both quantitative and qualitative disclosures regarding key information about leasing arrangements.

The standard is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. CIT is currently evaluating the effect of this ASU on its financial statements and disclosures.

ASU 2016-01: Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

FASB issued an update that addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The main objective is enhancing the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The amendments to current GAAP are summarized as follows:

-	Supersede current guidance to classify equity securities into different categories (i.e. trading or available-for-sale);

-	Require equity investments to be measured at fair value with changes in fair value recognized in net income, rather than other comprehensive income. This excludes those investments accounted for under the equity method, or those that result in consolidation of the investee;

-	Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment (similar to goodwill);

-	Eliminate the requirement to disclose the method(s) and significant assumptions used to estimate fair value that is required to be disclosed for financial instruments measured at amortized cost;

-	Require the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes;

-	Require an entity to present separately in other comprehensive income the portion of the change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with fair value option for financial instruments;

-	Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e. securities, or loans and receivables) on the balance sheet or accompanying notes to the financial statements; Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.

For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. CIT is currently evaluating the impact of adopting this amendment on its financial instruments.

Business Combinations

In September 2015, FASB issued ASU 2015-16, which eliminates the requirement to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. Two major impacts are the measurement-period adjustments are calculated as if they were known at the acquisition date, but are recognized in the reporting period in which they are determined. Prior period information is not revised and additional disclosures are required about the impact on current-period income statement line items of adjustments that would have been recognized in prior periods if prior period information had been revised.

The measurement period is a reasonable time period after the acquisition date when the acquirer may adjust the provisional amounts recognized for a business combination if the necessary information is not available by the end of the reporting period in which the acquisition occurs. This may occur, for example, when appraisals are required to determine the fair value of plant and equipment or identifiable intangible assets acquired, or when a business combination is consummated near the end of the acquirer’s reporting period.

The measurement period ends as soon as the acquirer receives the information it was seeking, or learns that more information is not obtainable. But in any event, the measurement period cannot continue for more than one year from the acquisition date.

An entity will apply the changes prospectively to adjustments of provisional amounts that occur after the effective date of December 15, 2015. As permitted, CIT early adopted this ASU. Measurement period adjustments recognized subsequent to the OneWest Bank acquisition were recognized. See Note 2 — Acquisition and Disposition Activities.

CIT ANNUAL REPORT 2015    127

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In August 2015, FASB issued ASU 2015-15, Interest-Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, an update to clarify ASU 2015-03, which did not address the balance sheet presentation of debt issuance costs that are either (1) incurred before a debt liability is recognized (e.g. before the debt proceeds are received), or (2) associated with revolving debt arrangements. ASU 2015-15 states that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing deferred debt issuance costs ratably over the term of the LOC arrangement, regardless of whether there are outstanding borrowings under that LOC arrangement. This standard became effective upon issuance and should be adopted concurrent with the adoption of ASU 2015-03.

In accordance with the new guidance, CIT will reclassify deferred debt costs previously included in other assets to borrowings in the 2016 first quarter and conform prior periods. The adoption of this guidance is not expected to have a significant impact on CIT’s financial statements or disclosures.

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

Under ASU 2015-02:

-	More limited partnerships and similar entities will be evaluated for consolidation under the revised consolidation requirements that apply to VIEs.

-	Fees paid to a decision maker or service provider are less likely to be considered a variable interest in a VIE.

-	Variable interests in a VIE held by related parties of a reporting enterprise are less likely to require the reporting enterprise to consolidate the VIE.

-	There is a new approach for determining whether equity at-risk holders of entities that are not similar to limited partnerships have power to direct the entity’s key activities when the entity has an outsourced manager whose fee is a variable interest.

-	The deferral of consolidation requirements for certain investment companies and similar entities of the VIE in ASU 2009-17 is eliminated.

The anticipated impacts of the new update include:

-	A new consolidation analysis is required for VIEs, including many limited partnerships and similar entities that previously were not considered VIEs.

-	It is less likely that the general partner or managing member of limited partnerships and similar entities will be required to consolidate the entity when the other investors in the entity lack both participating rights and kick-out rights.

-	Limited partnerships and similar entities that are not VIEs will not be consolidated by the general partner.

-	It is less likely that decision makers or service providers involved with a VIE will be required to consolidate the VIE.

-	Entities for which decision making rights are conveyed through a contractual arrangement are less likely to be considered VIEs.

-	Reporting enterprises with interests in certain investment companies and similar entities that are considered VIEs will no longer evaluate those entities for consolidation based on majority exposure to variability.

The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015 (i.e. January 1, 2016). A reporting enterprise is permitted to apply either a modified retrospective approach or full retrospective application. The adoption of this guidance on January 1, 2016 did not have a significant impact on CIT’s financial statements or disclosures.

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

Item 8:  Financial Statements and Supplementary Data

128    CIT ANNUAL REPORT 2015

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The ASU is effective for annual periods beginning after December 15, 2015 and interim periods within those years. Adoption of this guidance did not have a significant impact on CIT’s financial statements or disclosures.

Revenue Recognition

The FASB issued ASU No. 2014-09 — Revenue from Contracts with Customers, in June 2014, which will supersede virtually all of the revenue recognition guidance in GAAP, except as it relates to lease accounting.

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

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date one year for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period, which means CIT would apply the standard in their SEC filings for the first quarter of 2018. Public companies that choose full retrospective application will need to apply the standard to amounts they report for 2016 and 2017 on the face of their full year 2018 financial statements. CIT is currently reviewing the impact of adoption and has not determined the method of adoption (full retrospective approach or a modified retrospective approach) or the effect of the standard on its ongoing financial reporting.

NOTE 2 — ACQUISITION AND DISPOSITION ACTIVITIES

ACQUISITIONS

During 2015 and 2014, the Company completed the following significant business acquisitions.

CIT ANNUAL REPORT 2015    129

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The acquisition added approximately $21.8 billion of assets, and $18.4 billion of liabilities to CIT’s Consolidated Balance Sheet and 70 branches in Southern California. Primary reasons for the acquisition included advancing CIT’s bank deposit strategy, expanding the Company’s products and services offered to small and middle market customers, and improving CIT’s competitive position in the financial services industry.

The assets acquired, liabilities assumed and consideration exchanged were recorded at their estimated fair value on the acquisition date. No allowance for loan losses was carried over and no allowance was created at acquisition.

Consideration and Net Assets Acquired (dollars in millions)

	Original Purchase Price	Measurement Period Adjustments	Adjusted Purchase Price
Purchase price	$3,391.6	$–	$3,391.6
Recognized amounts of identifiable assets acquired and (liabilities assumed), at fair value
Cash and interest bearing deposits	$4,411.6	$–	$4,411.6
Investment securities	1,297.3	–	1,297.3
Assets held for sale	20.4	–	20.4
Loans HFI	13,598.3	(32.7)	13,565.6
Indemnification assets	480.7	(25.3)	455.4
Other assets	676.6	45.7	722.3
Assets of discontinued operation	524.4	–	524.4
Deposits	(14,533.3)	–	(14,533.3)
Borrowings	(2,970.3)	–	(2,970.3)
Other liabilities	(221.1)	–	(221.1)
Liabilities of discontinued operation	(676.9)	(31.5)	(708.4)
Total fair value of identifiable net assets	$2,607.7	$(43.8)	$2,563.9
Intangible assets	$185.9	$(21.2)	$164.7
Goodwill	$598.0	$65.0	$663.0

The determination of estimated fair values required management to make certain estimates about discount rates, future expected cash flows (that may reflect collateral values), market conditions and other future events that are highly subjective in nature and may require adjustments, which can be updated throughout the year following the acquisition (the “Measurement Period”). Subsequent to the acquisition, management continued to review information relating to events or circumstances existing at the acquisition date. This review resulted in adjustments to the acquisition date valuation amounts, which increased the goodwill balance to $663.0 million. This goodwill increase was primarily related to decreases in certain acquired loan fair value estimates, a decrease to the estimated fair value of acquired indemnification and intangible assets, as well as the valuation of certain pre-acquisition reverse mortgage servicing liabilities.

As of December 31, 2015, management anticipates that its continuing review could result in additional adjustments to the acquisition date valuation amounts presented herein but does not anticipate that these adjustments would be material.

Cash and Interest Bearing Deposits

Acquired cash and interest bearing deposits of $4.4 billion include cash on deposit with the FRB and other banks, vault cash, deposits in transit, and highly liquid investments with original maturities of three months or less. Given the short-term nature and insignificant risk of changes in value because of changes in interest rates, the carrying amount of the acquired cash and interest bearing deposits was determined to equal fair value.

Investment Securities

In connection with the OneWest acquisition, the Company acquired a portfolio of mortgage-backed securities (MBS) valued at approximately $1.3 billion as of the acquisition date. This MBS portfolio contains various senior and subordinated non-agency MBS, interest-only, and agency securities. Approximately $1.0 billion of the MBS securities were classified as PCI as of the acquisition date due to evidence of credit deterioration since issuance and for which it is probable that the Company would not collect all principal and interest payments that were contractually

Item 8:  Financial Statements and Supplementary Data

130    CIT ANNUAL REPORT 2015

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

required at the time of purchase. These securities were initially classified as available-for-sale upon acquisition; however, upon further review following the filing of the Company’s September 30, 2015 Form 10-Q, management determined that $373.4 million of these securities should have been classified as securities carried at fair value with changes recorded in net income as of the acquisition date, and in the fourth quarter of 2015 management corrected this immaterial error impacting classification of investment securities.

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

Loan Portfolio

The acquired loan portfolio, with an aggregate Unpaid Principal Balance (“UPB”) of $15.8 billion and a fair value (“FV”) of $13.6 billion, including the affects of the measurement period adjustments, at the acquisition date, is comprised of various types of loan products, including SFR loans, other acquired loans, jumbo mortgages, commercial real estate loans, Small Business Administration (“SBA”) loans, repurchased GNMA loans, reverse mortgages and commercial and industrial loans.

-	Single Family Residential — At the acquisition date, OneWest owned a legacy portfolio of SFR loans that had been acquired by OneWest through various portfolio purchases. The UPB and FV at the acquisition date were $6.2 billion and $4.8 billion, respectively.

-	Other Acquired Loans — This loan portfolio consists mainly of commercial real estate loans secured by various property types, including multifamily, retail, office and other. The UPB and FV at the acquisition date were $1.4 billion and $1.2 billion, respectively.

-	Jumbo Mortgages — At the acquisition date, OneWest owned a portfolio of recently originated Jumbo Mortgages. The Jumbo Mortgages consist of three different product types: fixed rate, adjustable rate mortgage (“ARM”) and home equity lines of credit (“HELOC”). The UPB and FV at the acquisition date were both $1.4 billion.

-	Commercial Real Estate — At the acquisition date, OneWest owned a portfolio of recently originated commercial real estate (“CRE”) loans. The CRE loan portfolio consists of loans secured by various property types, including hotel, multifamily, retail, and other. The UPB and FV at the acquisition date were both $2.0 billion.

-	SBA — At the acquisition date, OneWest owned a portfolio of recently originated SBA loans. The SBA loan portfolio primarily consists of loans provided to small business borrowers and guaranteed by the SBA. The UPB and FV at the acquisition date were both $278 million.

-	Repurchased GNMA Loans — At the acquisition date, OneWest held a portfolio of loans repurchased from GNMA securitizations under its servicer repurchase program. GNMA allows servicers to repurchase loans from securitization pools after the borrowers have been delinquent for three payments. After repurchase, servicers can work to rehabilitate the loan, and subsequently resell the loan into another GNMA pool. The UPB and FV at the acquisition date were both $78 million.

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

Reverse Mortgages — OneWest Bank held a portfolio of jumbo reverse mortgage loans. The reverse mortgage loan portfolio consists of loans made to elderly borrowers in which the bank makes periodic advances to the borrower, and, in return, at some future point the bank could take custody of the home upon occurrence of a maturity event. A maturity event includes such events as the death of the borrower, the relocation of the borrower, or a refinancing of the mortgage. The UPB and FV at the acquisition date were $1.1 billion and $811 million, respectively.

The reverse mortgage portfolio was valued using the direct method of the income approach. As approximately 97 percent of the uninsured reverse mortgage portfolio had an LTV ratio less than 90 percent, the entire uninsured portfolio was classified as non-PCI. To perform the valuation for the reverse mortgage portfolio we considered all credit aspects of the mortgage portfolio (e.g., severity), selected appropriate performance assumptions related to advances, interest rates, prepayments (e.g., mortality), home price appreciation, actuarial and severity, projected cash flows utilizing the selected assumptions, and ultimately performed a discounted cash flow analysis on the resulting projections. The key terminal cash flow projections were based on two assumptions: (1) the prepayment rate, and (2) the severity. Reverse mortgage borrowers prepay, or terminate, their loans upon a termination event such as the death or relocation of the

CIT ANNUAL REPORT 2015    131

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

borrower. Such mortality and mobility events, respectively, constitute the prepayment rate for reverse mortgages.

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

The PCI portion of the C&I portfolio was valued by applying valuation marks based on CIT’s PD and LGD framework and supporting those prices by using the direct method of the income approach. To perform the valuation, a recovery analysis was applied based on the probability of default and loss given default assigned to each loan. The direct method was used for the PCI loans in order to capture either the existing defaulted, or near defaulted, nature of the loans.

The table below summarizes the key valuation input assumptions by major product type:

	Discount Rate		Severity Rate		Prepayment Rate		Default Rate
Product Type	Range	Weighted Avg.	Range	Weighted Avg.	Range	Weighted Avg.	Range	Weighted Avg.
SFR	4.6%-11.9%	6.9%	(1)	(1)	(1)	(1)	(1)	(1)
Other Acquired Loans	5.1%-10.0%	6.0%	36.6%-60.9%	45.7%	1.0%-6.0%	3.4%	0.2%-82.4%	10.9%
Jumbo Mortgages	3.3%-4.4%	3.4%	0.0%-10.0%	2.7%	10.0%-18.0%	14.0%	0.0%-0.2%	0.0%
Commercial Real Estate	4.2%-5.0%	4.5%	15.0%-35.0%	16.6%	1.5%-6.0%	4.6%	0.6%-14.7%	1.6%
SBA	5.1%-7.3%	5.1%	25.0%	25.0%	2.0%-5.0%	4.9%	3.0%-24.9%	3.4%
Repurchased GNMA	T + 0.9%	2.1%	0.0%-13.5%	6.4%	0.0%-7.3%	3.4%	0.0%-8.8%	4.2%
Reverse Mortgages	10.5%	10.5%	(2)	(2)	(3)	(3)	NA(4)	NA
C&I Loans	5.3%-8.4%	5.8%	NA	NA	NA	NA	NA	NA

(1)	SFR Severity, Prepayment and Default Rates were based on portfolio historic delinquency migration and loss experience.

(2)	Reverse mortgage severity rates were based on housing price index (HPI) and LTV.

(3)	Reverse mortgage prepayment rates were based on mobility and mortality curves.

(4)	NA means not applicable.

Indemnification Assets

As part of the OneWest Transaction, CIT is party to loss share agreements with the FDIC, which provide for the indemnification of certain losses within the terms of these agreements. These loss share agreements are related to OneWest Bank’s previous acquisitions of IndyMac, First Federal and La Jolla. The loss sharing agreements generally require CIT Bank, N.A. to obtain FDIC approval prior to transferring or selling loans and related indemnification assets. Eligible losses are submitted to the FDIC for reimbursement when a qualifying loss event occurs (e.g., loan modification, charge-off of loan balance or liquidation of collateral). In connection with the IndyMac transaction, the Company recorded an indemnification receivable for estimated reimbursements due from the FDIC for loss exposure arising from breach in origination and servicing obligations associated with covered reverse mortgage loans prior to March 2009 pursuant to the loss share agreement with the FDIC. The indemnification receivable is measured using the same assumptions used to measure the indemnified item (contingent liability) subject to management’s assessment of the collectability of the indemnification asset and any contractual limitations on the indemnified amount (pursuant to ASC 805-25-27).

The loss share agreements cover the SFR loans acquired from IndyMac, First Federal, and La Jolla. In addition, the IndyMac loss share agreement covers the reverse mortgage loans. The IndyMac agreement was signed on March 19, 2009 and the SFR indemnification expires on the tenth anniversary of the agreement. The First Federal loss share agreement was signed on December 18, 2009 and expires on the tenth anniversary of the agreement. The La Jolla loss share agreement was signed on February 19, 2010 and expires on the tenth anniversary of the agreement. These agreements are accounted for as indemnification assets which were recognized as of the acquisition date at their assessed fair value of $455.4 million, including the affects of the measurement period adjustments. The First Federal and La Jolla loss share agreements also include certain true-up provisions for amounts due to the FDIC if actual and estimated cumulative losses of the acquired covered assets are projected to be lower than the cumulative losses originally estimated at the time of OneWest Bank’s acquisition of the covered loans. Upon acquisition, CIT established a separate liability for these amounts due to the FDIC associated with the La Jolla loss share agreement at the assessed fair value of $56.3 million.

The indemnification assets were valued using the direct method of the income approach. The income approach derives an estimate of value based on the present value of the projected future cash flows allocated to each of the loss share agreements using a discount rate which incorporates the relevant risks associated with the asset and time value of money. To perform the valuation, we made use of the projected losses for each of the relevant loan portfolios, as discussed in each loan portfolio section above, as well as the contractual terms of the loss share agreements. As the

Item 8:  Financial Statements and Supplementary Data

132    CIT ANNUAL REPORT 2015

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

indemnification assets relate to cash flows to be received from the FDIC, a government agency, we considered a discount rate reflective of the risk of the FDIC. Conversely, as true-up payments to be made in the future are liabilities, we selected a discount rate reflective of CIT’s borrowing rates for a similar term.

Goodwill and Intangible Assets

The goodwill recorded is attributable to advancing CIT’s bank deposit strategy, by expanding the Company’s products and services offered to small and middle market customers, improving CIT’s competitive position in the financial services industry and related synergies that are expected to result from the acquisition. The amount of goodwill recorded represents the excess of the purchase price over the estimated fair value of the net assets acquired by CIT, including intangible assets. Subsequent to the acquisition, management continued to review information relating to events or circumstances existing at the acquisition date. This review resulted in adjustments to the acquisition date valuation amounts during the measurement period, which increased the goodwill balance to $663.0 million. See Note 26 — Goodwill and Intangible Assets for a description of goodwill recognized, along with the reporting units within the NAB and LCM segments that recorded goodwill. Goodwill related to this transaction is not deductible for income tax purposes. The intangible assets recorded related primarily to the valuation of existing core deposits, customer relationships and trade names recorded in conjunction with the OneWest Transaction.

Intangible assets acquired, as of August 3, 2015 consisted of the following, including the affects of the measurement period adjustments:

Intangible Assets (dollars in millions)

Intangible Assets	Fair Value	Measurement Period Adjustments	Adjusted Fair Value	Estimated Useful Life	Amortization Method
Core deposit intangibles	$126.3	$–	$126.3	7 years	Straight line
Trade names	36.4	(16.3)	20.1	10 years	Straight line
Customer relationships	20.3	(3.7)	16.6	10 years	Accelerated
Other	2.9	(1.2)	1.7	3 years	Straight line
Total	$185.9	$(21.2)	$164.7

-	Core Deposit Intangibles — Certain core deposits were acquired as part of the transaction, which provide an additional source of funds for CIT. The core deposit intangibles represent the costs saved by CIT by acquiring the core deposits and not needing to source the funds elsewhere. This intangible was valued using the income approach: cost savings method.

-	OneWest Trade Name — OneWest’s brand is recognized in the Financial Services industry, as such, OneWest’s brand name reputation and positive brand recognition embodied in its trade name was valued using the income approach: relief from royalty method.

-	Customer Relationships — Certain commercial borrower customer relationships were acquired as part of the transaction. The acquired customer relationships were valued using the income approach: multi-period excess earnings method.

-	Other — Relates to certain non-competition agreements which limit specific employees from competing in related businesses of CIT. This intangible was valued using the income approach: with-and-without method.

See Note 26 — Goodwill and Intangible Assets, for further discussion of the accounting for goodwill and other intangible assets.

Other Assets

Acquired other assets of $0.7 billion, including the affects of the measurement period adjustments, include items such as investment tax credits, OREO, deferred federal and state tax assets, property, plant and equipment (“PP&E”), and an FDIC receivable, as well as accrued interest and other receivables.

-	Investment tax credits — As of the acquisition date, OneWest’s most significant tax credit investments were in several funds specializing in the financing and development of low-income housing (“LIHTC”). Our fair value analysis of the LIHTC investments took into account the ongoing equity installments regularly allocated to the underlying tax credit funds, along with changes to projected tax benefits and the impact this has on future capital contributions. CIT’s assessment of the investment tax credits primarily consisted of applying discount rates ranging from 4% – 6% to projected cash flows. As a result of this analysis, CIT determined that the fair value of the tax credit assets was approximately $114 million (the fair value of associated future funding commitments is separately recorded as a liability at its fair value of $19.3 million). At acquisition, OneWest also held smaller investments in funds promoting film production and renewable energy; these were recorded at their acquisition fair value of approximately $21 million based on CIT’s consideration of market based indications of value.

-	OREO — A portfolio of real estate assets acquired over time as part of the foreclosure process associated with mortgages on real estate. OREO assets primarily include single family residences, and also include land, multi-family, medical office, and condominium units. OREO assets are actively marketed for sale and carried by OneWest at the lower of its carrying amount or estimated fair value less disposition costs. Estimated fair value is generally based upon broker price opinions and independent appraisals, modified based on assumptions and expectations determined by management. CIT reviewed the OREO carried in other assets and concluded that the net book value of $132.4 million at the acquisition date was a reasonable approximation of fair value.

-	Property Plant and Equipment — The operations of the Company are supported by various property, plant and equipment (“PP&E”) assets. The PP&E assets broadly include real and personal property used in the normal course of the company’s daily operations. CIT considered the income, market, and

CIT ANNUAL REPORT 2015    133

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

-	FDIC Receivable — CIT acquired a receivable with the FDIC representing a secured interest in certain homebuilder, home construction and lot loans. The secured interest entitles the Company to 40% of the underlying cash flows. The Company recorded this receivable at its estimated acquisition date fair value of $54.8 million. The fair value was estimated based on cash flows expected to be collected from the Company’s participation interest in the underlying collateral modeled through the clean up call date (when the portfolio falls below 10% of the original unpaid principal balance or March 2016) controlled by the FDIC, whereby the underlying assets shall be sold in six months from the earliest call date (September 2016). The underlying cash flows include estimated amounts expected to be collected from repayment of loan principal and interest and net proceeds from property liquidations. These cash flows are offset by amounts paid for servicing expenses, management fees, and liquidation expenses.

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

Borrowings

Borrowings of $3.0 billion at the acquisition date consisted of FHLB advances that included fixed rate credit (“FRC”), adjustable rate credit (“ARC”), and overnight (“Fed Funds Overnight”) borrowing. The FHLB advances were valued using the indirect method of the income approach, which is based on discounting the cash flows associated with the borrowing. Value under the indirect method is a function of the projected contractual cash flows of the FHLB borrowing and a discount rate matching the type of FHLB borrowing, as observed from recent FHLB advance rates. The applicable discount rate for each borrowing type was observed based on rates published by the FHLB.

Each FHLB borrowing has a contractual interest rate, interest payment terms, and a stated maturity date; therefore, cash flows of each FHLB borrowing was projected to match its contractual terms of repayment, both principal and interest, and then discounted to the valuation date. For Fed Funds Overnight borrowing, as these borrowings are settled overnight, the Fair Value is assumed to be equal to the outstanding balance, as the interest rate resets to the market rate overnight. The applicable discount rate for each borrowing ranged from 0.22 percent to 0.89 percent. The valuation resulted in a PAA premium of $6.8 million.

Other Liabilities

Other liabilities include various amounts accrued for compensation related costs, a separate reserve for credit losses on off-balance sheet commitments, liabilities associated with economic hedges, and commitments to invest in the LIHTC noted above.

Consideration Holdback Liability

In connection with the OneWest acquisition, the parties negotiated four separate holdbacks related to selected trailing risks, totaling $116 million, which reduced the cash consideration paid at closing. Any unapplied holdback funds at the end of the respective holdback periods, which range from 1 — 5 years, are payable to the former OneWest Bank shareholders. Unused funds for any of the four holdbacks cannot be applied against another holdback amount. The range of potential holdback to be paid is from $0 to $116 million. Based on management’s estimate of the probability of each holdback, it was determined that the probable amount of holdback to be paid was $62.4 million. See Note 13 — Fair Value. The amount expected to be paid was discounted based on CIT’s cost of funds. This contingent consideration was measured at fair value at the acquisition date.

Mortgage Servicing Rights

CIT acquired certain reverse mortgage servicing rights (“MSRs”) accounted for as a servicing liability with an acquisition date fair value of approximately $10 million, which are included in discontinued operations. MSRs are accounted for as separate assets or liabilities only when servicing is contractually separated from the underlying mortgage loans 1) by sale or securitization of the loans with servicing retained or 2) by separate purchase or assumption of the servicing. Under the servicing agreements, the Company performs certain accounting and reporting functions for the benefit of the related mortgage investors. For performing such services, the Company receives a servicing fee. MSRs represent a contract for the right to receive future revenue associated with the servicing of financial assets and thus are considered a

Item 8:  Financial Statements and Supplementary Data

134    CIT ANNUAL REPORT 2015

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

non-financial asset. The acquisition date estimated fair value was based on observable market data and to the extent such information is not available, CIT determined the estimated fair value of the MSRs using discounted cash flow techniques using a third-party valuation model. Estimates of fair value involve several assumptions, including market expectations of future prepayment rates, interest rates, discount rates, servicing costs and default rates, all of which are subject to change over time. Assumptions are evaluated for reasonableness in comparison to actual performance, available market and third party data. CIT will evaluate the acquired MSRs for potential impairment using stratification based on one or more predominant risk characteristics of the underlying financial assets such as loan vintage. The MSRs are amortized in proportion to and over the period of estimated net servicing income and the amortization is recorded as an offset to Loan servicing fee, net. The amortization of MSRs is analyzed at least quarterly and adjusted to reflect changes in prepayment speeds, delinquency rates, as well as other factors. CIT will recognize OTTI when it is probable that all or part of the valuation allowance for impairment (recognized under LOCOM) will not be recovered within the foreseeable future. For this purpose, the foreseeable future shall not exceed a period of two years. The Company will assess a servicing asset or liability for OTTI when conditions exist or events occur indicating that OTTI may exist (e.g., a severe or extended decline in estimated fair value).

Unaudited Pro Forma Information

Upon closing the transaction and integrating OneWest Bank, effective August 3, 2015, separate records for OneWest Bank as a stand-alone business have not been maintained as the operations have been integrated into CIT. At year-end 2015, the Company no longer has the ability to break out the results of the former OneWest entities in a reliable manner. The pro forma information presented below reflects management’s best estimate, based on information available at the reporting date.

The following table presents certain unaudited pro forma information for illustrative purposes only, for the year ended December 31, 2015 and 2014 as if OneWest Bank had been acquired on January 1, 2014. The unaudited estimated pro forma information combines the historical results of OneWest Bank with the Company’s consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition taken place on January 1, 2014.

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

The pro forma financial information in the table below reflects the total impact ($1,022 million) of income tax benefits recognized by the Company in 2014 and 2015 ($375 million and $647 million for the year ended December 31, 2014 and 2015, respectively) in the 2014 period, assuming for the purpose of preparing the pro forma information that the acquisition of OneWest Bank had occurred on January 1, 2014. These tax benefits, which related to the reduction in the Company’s deferred tax asset valuation allowance, do not have a continuing impact. Similarly, in connection with the OneWest Transaction, CIT incurred acquisition and integration costs recognized by the Company during the year ended December 31, 2014 and 2015 of approximately $5 million and $55 million, respectively. For the purpose of preparing the pro forma information, these acquisition and integration costs have been reflected as if the acquisition had occurred on January 1, 2014. Additionally, CIT expects to achieve operating cost savings and other business synergies as a result of the acquisition that are not reflected in the pro forma amounts that follow. Therefore, actual results may differ from the unaudited pro forma information presented and the differences could be material.

Unaudited Pro Forma (dollars in millions)

	Years Ended December 31,
	2015	2014
Net finance revenue	$3,131.4	$3,247.4
Net income	636.1	1,708.2

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

CIT ANNUAL REPORT 2015    135

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DISCONTINUED OPERATIONS

Student Lending

On April 25, 2014, the Company completed the sale of its student lending business, along with certain secured debt and servicing rights. The business was in run-off and $3.4 billion in portfolio assets were classified as assets held for sale as of December 31, 2013. Income from the discontinued operation for the year ended December 31, 2014, reflected the benefit of proceeds received in excess of the net carrying value of assets and liabilities sold. The interest expense primarily reflected the acceleration of FSA accretion on the extinguishment of the debt, while the gain on sale mostly reflects the excess of purchase price over net assets, and amounts received for the sale of servicing rights.

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

In connection with the classification of the student lending business as a discontinued operation, certain indirect operating expenses that previously had been allocated to the business have instead been allocated to Corporate and Other as part of continuing operations and are not included in the summary of discontinued operations presented in the table below. The total incremental pretax amounts of indirect overhead expense that were previously allocated to the student lending business and remain in continuing operations were approximately $2.2 million for the year ended December 31, 2014.

There were no assets or liabilities related to the student loan business at December 31, 2015.

Reverse Mortgage Servicing

The Financial Freedom business, a division of CIT Bank (formerly a division of OneWest Bank) that services reverse mortgage loans, was acquired in conjunction with the OneWest Transaction. Pursuant to ASC 205-20, as amended by ASU 2014-08, the Financial Freedom business is reflected as discontinued operations as of the August 3, 2015 acquisition date and as of December 31, 2015. The business includes the entire third party servicing of reverse mortgage operations, which consist of personnel, systems and servicing assets. The assets of discontinued operations primarily include Home Equity Conversion Mortgage (“HECM”) loans and servicing advances. The liabilities of discontinued operations include reverse mortgage servicing liabilities, which relates primarily to loans serviced for Fannie Mae, secured borrowings and contingent liabilities. In addition, continuing operations includes a portfolio of reverse mortgages, which are maintained in the Legacy Consumer Mortgage segment, which are serviced by Financial Freedom. Based on the Company’s continuing assessment of market participants costs to service in response to recent information from bidders and contemplation of recent industry servicing practice changes, the Company’s value for the reverse MSRs was a negative $10 million at December 31, 2015, which is unchanged from the acquisition date fair value from the OneWest acquisition.

As a mortgage servicer of residential reverse mortgage loans, the Company is exposed to contingent liabilities for breaches of servicer obligations as set forth in industry regulations established by HUD and FHA and in servicing agreements with the applicable counterparties, such as Fannie Mae and other investors. Under these agreements, the servicer may be liable for failure to perform its servicing obligations, which could include fees imposed for failure to comply with foreclosure timeframe requirements established by servicing guides and agreements to which CIT is a party as the servicer of the loans. The Company has established reserves for contingent servicing-related liabilities associated with discontinued operations. While the Company believes that such accrued liabilities are adequate, it is reasonably possible that such liabilities could ultimately exceed the Company’s reserve for probable and reasonably estimable losses by up to $40 million as of December 31, 2015.

Separately, a corresponding indemnification receivable from the FDIC of $66 million is recognized for the loans covered by indemnification agreements with the FDIC reported in continuing operations as of December 31, 2015. The indemnification receivable is measured using the same assumptions used to measure the indemnified item (contingent liability) subject to management’s assessment of the collectability of the indemnification asset and any contractual limitations on the indemnified amount.

Condensed Balance Sheet of Discontinued Operations (dollars in millions)

December 31, 2015
Net Finance Receivables(1)	$449.5
Other assets(2)	51.0
Assets of discontinued operations	$500.5
Secured borrowings(1)	$440.6
Other liabilities(3)	255.6
Liabilities of discontinued operations	$696.2

(1)	Net finance receivables includes $440.2 million of securitized balances and $9.3 million of additional draws awaiting securitization at December 31, 2015. Secured borrowings relate to those receivables.

(2)	Amount includes servicing advances, servicer receivables and property and equipment, net of accumulated depreciation.

(3)	Other liabilities include contingent liabilities and other accrued liabilities. A measurement period adjustment was recorded at year-end to increase certain pre-acquisition reverse mortgage servicing liabilities by approximately $32 million.

Item 8:  Financial Statements and Supplementary Data

136    CIT ANNUAL REPORT 2015

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The results from discontinued operations, net of tax, for the year ended December 31, 2015, reflects activities of the reverse mortgage servicing business while the results for the years ended December 31, 2014 and 2013 reflect the student lending business.

Condensed Statements of Operation (dollars in millions)

	Years Ended December 31,
	2015	2014	2013
Interest income(1)	$4.3	$27.0	$130.7
Interest expense(1)	(4.4)	(248.2)	(77.2)
Other income	16.7	(2.1)	0.9
Operating expenses(2)	(33.7)	(3.6)	(14.5)
(Loss) income from discontinued operation before benefit (provision) for income taxes	(17.1)	(226.9)	39.9
Benefit (provision) for income taxes(3)	6.7	(3.4)	(8.6)
(Loss) income from discontinued operations, net of taxes	(10.4)	(230.3)	31.3
Gain on sale of discontinued operations	–	282.8	–
(Loss) income from discontinued operation, net of taxes	$(10.4)	$52.5	$31.3

(1)	Includes amortization for the premium associated with the HECM loans and related secured borrowings for the year ended December 31, 2015.
(2)	For the year ended December 31, 2015, operating expense is comprised of $11.4 million in salaries and benefits, $6.4 million in professional services and $15.6 million for other expenses such as data processing, premises and equipment, legal settlement, and miscellaneous charges.
(3)	The Company’s tax rate for discontinued operations is 39% for the year ended December 31, 2015.

Condensed Statement of Cash Flows (dollars in millions)

Year Ended December 31, 2015
Net cash flows used for operations	$18.5
Net cash flows provided by investing activities	27.9

NOTE 3 — LOANS

The following tables and data as of December 31, 2015 include the loan balances acquired in the OneWest Transaction, which were recorded at fair value at the time of the acquisition (August 3, 2015). See Note 2 — Acquisition and Disposition Activities for details of the OneWest Transaction.

Finance receivables, excluding those reflected as discontinued operations, consist of the following:

Finance Receivables by Product (dollars in millions)

	December 31, 2015	December 31, 2014
Commercial Loans	$21,382.7	$14,878.5
Direct financing leases and leveraged leases	3,427.5	4,616.5
Total commercial	24,810.2	19,495.0
Consumer Loans	6,861.5	–
Total finance receivables	31,671.7	19,495.0
Finance receivables held for sale	1,985.1	779.9
Finance receivables and held for sale receivables(1)	$33,656.8	$20,274.9

(1)	Assets held for sale on the Balance Sheet includes finance receivables and operating lease equipment primarily related to portfolios in Canada, China and the U.K. As discussed in subsequent tables, since the Company manages the credit risk and collections of finance receivables held for sale consistently with its finance receivables held for investment, the aggregate amount is presented in this table.

In preparing the interim financial statements for the quarter ended September 30, 2015 and the year end financial statements as of December 31, 2015, the Company discovered and corrected an immaterial error impacting the classification of balances for Commercial loans and Direct financing leases and leverage leases in the amount of $480 million as of December 31, 2014. The reclassification had no impact on the Company’s Balance Sheet and Statements of Operations or Cash Flows for any period.

CIT ANNUAL REPORT 2015    137

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents finance receivables by segment, based on obligor location:

Finance Receivables (dollars in millions)

	December 31, 2015			December 30, 2014
	Domestic	Foreign	Total	Domestic	Foreign	Total
Transportation & International Finance	$815.1	$2,727.0	$3,542.1	$812.6	$2,746.3	$3,558.9
North America Banking	22,371.4	329.7	22,701.1	14,645.1	1,290.9	15,936.0
Legacy Consumer Mortgages	5,421.9	6.6	5,428.5	–	–	–
Non-Strategic Portfolios	–	–	–	–	0.1	0.1
Total	$28,608.4	$3,063.3	$31,671.7	$15,457.7	$4,037.3	$19,495.0

The following table presents selected components of the net investment in finance receivables:

Components of Net Investment in Finance Receivables (dollars in millions)

	December 31, 2015	December 31, 2014
Unearned income	$(870.4)	$(1,037.8)
Equipment residual values	662.8	684.2
Unamortized premiums / (discounts)	(34.0)	(22.0)
Accretable yield on PCI loans	1,294.0	–
Net unamortized deferred costs and (fees)(1)	42.9	48.5
Leveraged lease third party non-recourse debt payable	(154.0)	(180.5)

(1)	Balance relates to NAB and TIF segments.

In preparing the interim financial statements for the quarter ended March 31, 2015, the Company discovered and corrected an immaterial error impacting the disclosure of unearned income in the amount of approximately $170 million as of December 31, 2014.

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

The definitions of the commercial loan ratings are as follows:

-	Pass — finance receivables in this category do not meet the criteria for classification in one of the categories below.

-	Special mention — a special mention asset exhibits potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects.

-	Classified — a classified asset ranges from: (1) assets that exhibit a well-defined weakness and are inadequately protected by the current sound worth and paying capacity of the borrower, and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected to (2) assets with weaknesses that make collection or liquidation in full unlikely on the basis of current facts, conditions, and values. Assets in this classification can be accruing or on non-accrual depending on the evaluation of these factors.

Item 8:  Financial Statements and Supplementary Data

138    CIT ANNUAL REPORT 2015

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

Commercial Finance and Held for Sale Receivables — Risk Rating by Class / Segment (dollars in millions)

Grade:	Pass	Special Mention	Classified- accruing	Classified- non-accrual	PCI Loans	Total
December 31, 2015
Transportation & International Finance
Aerospace	$1,635.7	$65.0	$46.2	$15.4	$–	$1,762.3
Rail	118.9	1.4	0.6	–	–	120.9
Maritime Finance	1,309.0	162.0	207.4	–	–	1,678.4
International Finance	653.0	77.6	50.7	46.6	–	827.9
Total TIF	3,716.6	306.0	304.9	62.0	–	4,389.5
North America Banking
Commercial Banking	8,700.1	662.5	404.1	131.5	71.6	9,969.8
Equipment Finance	4,337.6	318.0	153.3	65.4	–	4,874.3
Commercial Real Estate	5,143.3	97.6	18.6	3.6	99.5	5,362.6
Commercial Services	1,739.0	212.8	180.3	0.4	–	2,132.5
Consumer Banking	21.4	–	–	–	–	21.4
Total NAB	$19,941.4	$1,290.9	$756.3	$200.9	$171.1	$22,360.6
Total Commercial	$23,658.0	$1,596.9	$1,061.2	$262.9	$171.1	$26,750.1
December 31, 2014
Transportation & International Finance
Aerospace	$1,742.0	$11.4	$43.0	$0.1	$–	$1,796.5
Rail	127.5	1.4	1.1	–	–	130.0
Maritime Finance	1,026.4	–	–	–	–	1,026.4
International Finance	820.2	107.9	58.0	37.1	–	1,023.2
Total TIF	3,716.1	120.7	102.1	37.2	–	3,976.1
North America Banking
Commercial Banking	6,199.0	561.0	121.8	30.9	–	6,912.7
Equipment Finance	4,129.1	337.8	180.4	70.0	–	4,717.3
Commercial Real Estate	1,692.0	76.6	–	–	–	1,768.6
Commercial Services	2,084.1	278.8	197.3	–	–	2,560.2
Total NAB	$14,104.2	$1,254.2	$499.5	$100.9	$–	$15,958.8
Non-Strategic Portfolios	$288.7	$18.4	$10.5	$22.4	$–	$340.0
Total Commercial	$18,109.0	$1,393.3	$612.1	$160.5	$–	$20,274.9

CIT ANNUAL REPORT 2015    139

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Included in the consumer loan balances as of December 31, 2015, were loans with terms that permitted negative amortization with an unpaid principal balance of $966 million.

Consumer Loan LTV Distributions at December 31, 2015 (dollars in millions)

	Single Family Residential					Reverse Mortgage
	Covered Loans		Non-covered Loans				Non-covered loans
	Non-PCI	PCI	Non-PCI	PCI	Total Single Family Residential	Covered Loans Non-PCI	Non-PCI	PCI	Total Reverse Mortgages	Total Consumer Loans
Greater than 125%	$1.1	$395.6	$0.5	$15.7	$412.9	$1.0	$3.9	$39.3	$44.2	$457.1
101% — 125%	3.6	619.9	0.2	14.9	638.6	2.5	6.5	17.0	26.0	664.6
80% — 100%	449.3	552.1	14.3	11.4	1,027.1	26.5	37.4	7.0	70.9	1,098.0
Less than 80%	1,621.0	829.3	1,416.0	11.1	3,877.4	432.6	312.5	11.1	756.2	4,633.6
Not Applicable(1)	–	–	8.2	–	8.2	–	–	–	–	8.2
Total	$2,075.0	$2,396.9	$1,439.2	$53.1	$5,964.2	$462.6	$360.3	$74.4	$897.3	$6,861.5

(1)	Certain Consumer Loans do not have LTV’s, including the Credit Card portfolio.

There are no prior period balances in the above table as the Company did not have consumer loans prior to the acquisition of OneWest Bank.

The following table summarizes the covered loans, all of which are in the LCM segment:

Covered Loans (dollars in millions)

	PCI	Non-PCI	Total
LCM loans HFI at carrying value	$2,396.9	$2,537.6	$4,934.5

Item 8:  Financial Statements and Supplementary Data

140    CIT ANNUAL REPORT 2015

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Past Due and Non-accrual Loans

The table that follows presents portfolio delinquency status, regardless of accrual/non-accrual classification:

Finance and Held for Sale Receivables — Delinquency Status (dollars in millions)

	Past Due
	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or Greater	Total Past Due	Current(1)	PCI Loans(2)	Total Finances Receivable
December 31, 2015
Transportation & International Finance
Aerospace	$1.4	$–	$15.4	$16.8	$1,745.5	$–	$1,762.3
Rail	8.5	2.0	2.1	12.6	108.3	–	120.9
Maritime Finance	–	–	–	–	1,678.4	–	1,678.4
International Finance	8.6	20.3	31.7	60.6	767.3	–	827.9
Total TIF	18.5	22.3	49.2	90.0	4,299.5	–	4,389.5
North America Banking
Commercial Banking	1.6	0.3	20.5	22.4	9,888.2	71.6	9,982.2
Equipment Finance	86.3	32.9	27.6	146.8	4,727.5	–	4,874.3
Commercial Real Estate	1.9	–	0.7	2.6	5,260.5	99.5	5,362.6
Commercial Services	54.8	1.7	1.2	57.7	2,074.8	–	2,132.5
Consumer Banking	1.2	–	0.4	1.6	1,444.4	–	1,446.0
Total NAB	145.8	34.9	50.4	231.1	23,395.4	171.1	23,797.6
Legacy Consumer Mortgages
Single family residential mortgages	15.8	1.7	4.1	21.6	2,080.7	2,450.0	4,552.3
Reverse mortgages	–	–	–	–	843.0	74.4	917.4
Total LCM	15.8	1.7	4.1	21.6	2,923.7	2,524.4	5,469.7
Total	$180.1	$58.9	$103.7	$342.7	$30,618.6	$2,695.5	$33,656.8
December 31, 2014
Transportation & International Finance
Aerospace	$–	$–	$0.1	$0.1	$1,796.4	$–	$1,796.5
Rail	5.2	1.9	4.2	11.3	118.7	–	130.0
Maritime Finance	–	–	–	–	1,026.4	–	1,026.4
International Finance	43.9	7.0	21.6	72.5	950.7	–	1,023.2
Total TF	49.1	8.9	25.9	83.9	3,892.2	–	3,976.1
North America Banking
Commercial Banking	4.4	–	0.5	4.9	6,907.8	–	6,912.7
Equipment Finance	93.7	32.9	14.9	141.5	4,575.8	–	4,717.3
Commercial Real Estate	–	–	–	–	1,768.6	–	1,768.6
Commercial Services	62.2	3.3	0.9	66.4	2,493.8	–	2,560.2
Total NAB	160.3	36.2	16.3	212.8	15,746.0	–	15,958.8
Non-Strategic Portfolios	16.4	6.9	9.6	32.9	307.1	–	340.0
Total	$225.8	$52.0	$51.8	$329.6	$19,945.3	$–	$20,274.9

(1)	Due to their nature, reverse mortgage loans are included in Current, as they do not have contractual payments due at a specified time.

(2)	PCI loans are written down at acquisition to their fair value using an estimate of cash flows deemed to be collectible. Accordingly, such loans are no longer classified as past due or non-accrual even though they may be contractually past due as we expect to fully collect the new carrying values of these loans.

CIT ANNUAL REPORT 2015    141

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-accrual loans include loans that are individually evaluated and determined to be impaired (generally loans with balances greater than $500,000), as well as other, smaller balance loans placed on non-accrual due to delinquency (generally 90 days or more for smaller commercial loans and 120 or more days regarding real estate mortgage loans).

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

Finance Receivables on Non-Accrual Status (dollars in millions)

	December 31, 2015			December 31, 2014
	Held for Investment	Held for Sale	Total	Held for Investment	Held for Sale	Total
Transportation & International Finance
Aerospace	$15.4	$–	$15.4	$0.1	$–	$0.1
International Finance	–	46.6	46.6	22.4	14.7	37.1
Total TIF	15.4	46.6	62.0	22.5	14.7	37.2
North America Banking
Commercial Banking	120.5	11.0	131.5	30.9	–	30.9
Equipment Finance	56.0	9.4	65.4	70.0	–	70.0
Commercial Real Estate	3.6	–	3.6	–	–	–
Consumer Banking	–	0.4	0.4	–	–	–
Total NAB	180.1	20.8	200.9	100.9	–	100.9
Legacy Consumer Mortgages
Single family residential mortgages	4.2	0.6	4.8	–	–	–
Total LCM	4.2	0.6	4.8	–	–	–
Non-Strategic Portfolios	–	–	–	–	22.4	22.4
Total	$199.7	$68.0	$267.7	$123.4	$37.1	$160.5
Repossessed assets and OREO			127.3			0.8
Total non-performing assets			$395.0			$161.3
Commercial loans past due 90 days or more accruing			15.6			10.3
Consumer loans past due 90 days or more accruing			0.2			–
Total Accruing loans past due 90 days or more			$15.8			$10.3

Payments received on non-accrual financing receivables are generally applied first against outstanding principal, though in certain instances where the remaining recorded investment is deemed fully collectible, interest income is recognized on a cash basis. Reverse mortgages are not included in the non-accrual balances.

Loans in Process of Foreclosure

The table below summarizes the residential mortgage loans in the process of foreclosure and OREO as of December 31, 2015:

(dollars in millions)	December 31, 2015
PCI	$320.0
Non-PCI	71.0
Loans in process of foreclosure	$391.0
OREO	$118.0

Impaired Loans

The Company’s policy is to review for impairment finance receivables greater than $500,000 that are on non-accrual status. Consumer and small-ticket loan and lease receivables that have not been modified in a restructuring, as well as short-term factoring receivables, are included (if appropriate) in the reported non-accrual balances above, but are excluded from the impaired finance receivables disclosure below as charge-offs are typically determined and recorded for such loans when they are more than 90 – 150 days past due.

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

Item 8:  Financial Statements and Supplementary Data

142    CIT ANNUAL REPORT 2015

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired Loans (dollars in millions)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(3)
December 31, 2015
With no related allowance recorded:
Transportation & International Finance
International Finance	$–	$–	$–	$5.2
North America Banking
Commercial Banking	15.4	22.8	–	6.5
Equipment Finance	2.3	5.7	–	4.0
Commercial Real Estate	0.2	0.8	–	0.7
Commercial Services	4.0	4.0	–	4.0
With an allowance recorded:
Transportation & International Finance
Aerospace	15.4	15.4	0.4	5.0
International Finance	–	–	–	7.3
North America Banking
Commercial Banking	102.6	112.1	22.7	53.2
Equipment Finance	9.7	11.7	4.7	5.4
Total Impaired Loans(1)	149.6	172.5	27.8	91.3
Total Loans Impaired at Acquisition Date and Convenience Date(2)	2,695.5	3,977.3	4.9	1,108.0
Total	$2,845.1	$4,149.8	$32.7	$1,199.3
December 31, 2014
With no related allowance recorded:
International Finance	$10.2	$17.0	$–	$10.1
Commercial Banking	1.2	1.2	–	104.9
Equipment Finance	5.6	6.8	–	5.8
Commercial Services	4.2	4.2	–	6.9
Non-Strategic Portfolios	–	–	–	3.4
With an allowance recorded:
Aerospace	–	–	–	9.0
International Finance	6.0	6.0	1.0	3.4
Commercial Banking	29.6	34.3	11.4	43.5
Equipment Finance	–	–	–	0.8
Commercial Services	–	–	–	2.8
Total Impaired Loans(1)	56.8	69.5	12.4	190.6
Total Loans Impaired at Convenience Date(2)	1.2	15.8	0.5	26.4
Total	$58.0	$85.3	$12.9	$217.0

(1)	Interest income recorded for the years ended December 31, 2015 and December 31, 2014 while the loans were impaired were $1.5 million and $10.1 million, of which $0.5 and $0.7 million was interest recognized using cash-basis method of accounting for each year, respectively.

(2)	Details of finance receivables that were identified as impaired at the Acquisition Date and Convenience Date are presented under Loans Acquired with Deteriorated Credit Quality.

(3)	Average recorded investment for the year ended December 31, 2015 and year ended December 31, 2014.

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

CIT ANNUAL REPORT 2015    143

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Purchased Credit Impaired Loans at December 31, 2015 (dollars in millions)(1)

	Unpaid Principal Balance	Carrying Value	Allowance for Loan Losses
North America Banking
Commercial Banking	$118.4	$71.6	$2.5
Commercial Real Estate	173.3	99.5	0.6
Legacy Consumer Mortgages
Single family residential mortgages	3,598.2	2,450.0	1.4
Reverse mortgages	87.4	74.4	0.4
	$3,977.3	$2,695.5	$4.9

(1)	PCI loans prior to the OneWest Transaction were not significant and are not included.

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

Item 8:  Financial Statements and Supplementary Data

144    CIT ANNUAL REPORT 2015

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes commercial PCI loans, which are monitored for credit quality based on internal risk classifications as of December 31, 2015. See previous table Consumer Loan LTV Distributions for credit quality metrics on consumer PCI loans.

	December 31, 2015
(dollars in millions)	Non-criticized	Criticized	Total
Commercial Banking	$6.4	$65.2	$71.6
Commercial Real Estate	34.9	64.6	99.5
Total	$41.3	$129.8	$171.1

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

The following table provides details on PCI loans acquired in connection with the OneWest Transaction on August 3, 2015.

PCI Loans at Acquisition Date (dollars in millions)

	Consumer	Commercial	Total
Contractually required payments, including interest(1)	$6,882.7	$417.2	$7,299.9
Less: Non-accretable difference	(2,970.7)	(188.1)	(3,158.8)
Cash flows expected to be collected(2)	3,912.0	229.1	4,141.1
Less: Accretable yield	(1,222.9)	(31.9)	(1,254.8)
Fair value of loans acquired at acquisition date	$2,689.1	$197.2	$2,886.3

(1)	During the quarter ended December 31, 2015, Management determined that $15.0 million (UPB) of PCI loans as of the acquisition date should have been classified as HFI loans. This reclassification reduced the fair value of the PCI loans acquired from the OneWest Transaction by $14.5 million. In addition, the Company recognized a measurement period adjustment totaling $16.5 million as a reduction to the acquired PCI loans with an increase to the recognized goodwill from the OneWest Transaction, which resulted in a decrease of non-accretable difference by $35.7 million and an increase of $53.0 million of accretable yield.

(2)	Represents undiscounted expected principal and interest cash flows at acquisition.

Changes in the accretable yield for PCI loans for the period from August 3, 2015 (the date of the OneWest transaction) to December 31, 2015 are summarized below:

(dollars in millions)	Accretable Yield
Balance at August 3, 2015	$1,254.8
Accretion into interest income	(81.3)
Reclassification from non-accretable difference	126.9
Disposals and Other	(6.4)
Balance at December 31, 2015	$1,294.0

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

If the borrower is determined to be in financial difficulty, then CIT utilizes the following criteria to determine whether a concession has been granted to the borrower:

-	Assets used to satisfy debt are less than CIT’s recorded investment in the receivable

-	Modification of terms – interest rate changed to below market rate

-	Maturity date extension at an interest rate less than market rate

-	The borrower does not otherwise have access to funding for debt with similar risk characteristics in the market at the restructured rate and terms

-	Capitalization of interest

-	Increase in interest reserves

-	Conversion of credit to Payment-In-Kind (PIK)

-	Delaying principal and/or interest for a period of three months or more

-	Partial forgiveness of the balance.

CIT ANNUAL REPORT 2015    145

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

At December 31, 2015, the loans in trial modification period were $26.2 million under HAMP, $0.1 million under 2MP and $5.2 million under proprietary programs. Trial modifications with a recorded investment of $31.4 million at December 31, 2015 were accruing loans and $0.1 million, were non-accruing loans. Our experience is that substantially all of the mortgages that enter a trial payment period program are successful in completing the program requirements and are then permanently modified at the end of the trial period. Our allowance process considers the impact of those modifications that are probable to occur.

The recorded investment of TDRs, excluding those classified as PCI, at December 31, 2015 and December 31, 2014 was $40.2 million and $17.2 million, of which 63% and 75%, respectively, were on non-accrual. NAB and TIF receivables accounted for 70% and 28%, respectively, of the total TDRs at December 31, 2015 and 91% and 9%, respectively, at December 31, 2014, and there were $1.4 million and $0.8 million, respectively, of commitments to lend additional funds to borrowers whose loan terms have been modified in TDRs.

Recorded investment related to modifications qualifying as TDRs that occurred during the years ended December 31, 2015 and 2014 were $31.6 million and $10.3 million, respectively. The recorded investment at the time of default of TDRs that experience a payment default (payment default is one missed payment), during the years ended December 31, 2015 and 2014, and for which the payment default occurred within one year of the modification totaled $4.3 million and $1.0 million, respectively. The December 31, 2015 defaults related to NAB and NSP.

The financial impact of the various modification strategies that the Company employs in response to borrower difficulties is described below. While the discussion focuses on the 2015 amounts, the overall nature and impact of modification programs were comparable in the prior year.

-	The nature of modifications qualifying as TDR’s based upon recorded investment at December 31, 2015 was comprised of payment deferrals for 13% and covenant relief and/or other for 87%. December 31, 2014 TDR recorded investment was comprised of payment deferrals for 35% and covenant relief and/or other for 65%.

-	Payment deferrals result in lower net present value of cash flows, if not accompanied by additional interest or fees, and increased provision for credit losses to the extent applicable. The financial impact of these modifications is not significant given the moderate length of deferral periods;

-	Interest rate reductions result in lower amounts of interest being charged to the customer, but are a relatively small part of the Company’s restructuring programs. Additionally, in some instances, modifications improve the Company’s economic return through increased interest rates and fees, but are reported as TDRs due to assessments regarding the borrowers’ ability to independently obtain similar funding in the market and assessments of the relationship between modified rates and terms and comparable market rates and terms. The weighted average change in interest rates for all TDRs occurring during the quarters ended December 31, 2015 and 2014 was not significant;

-	Debt forgiveness, or the reduction in amount owed by borrower, results in incremental provision for credit losses, in the form of higher charge-offs. While these types of modifications have the greatest individual impact on the allowance, the amounts of principal forgiveness for TDRs occurring during the years ended December 31, 2015 and 2014 was not significant, as debt forgiveness is a relatively small component of the Company’s modification programs; and

-	The other elements of the Company’s modification programs that are not TDRs, do not have a significant impact on financial results given their relative size, or do not have a direct financial impact, as in the case of covenant changes.

Reverse Mortgages

Consumer loans within continuing operations include the outstanding balance of $897.3 million at December 31, 2015 related to the reverse mortgage portfolio, of which $812.6 million is uninsured. The uninsured reverse mortgage portfolio consists of approximately 1,960 loans with an average borrowers’ age of 82 years old and an unpaid principal balance of $1,113.4 million at December 31, 2015. There is currently overcollateralization in the portfolio, as the realizable collateral value (the lower of collectible principal and interest, or estimated value of the home) exceeds the outstanding book balance at December 31, 2015.

Reverse mortgage loans were recorded at fair value on the acquisition date. Subsequent to that, we account for uninsured reverse mortgages, which are the vast majority of the total, in accordance with the instructions provided by the staff of the Securities and Exchange Commission (SEC) entitled “Accounting for Pools of Uninsured Residential Reverse Mortgage Contracts.” The remaining amounts are accounted for in accordance with PCI guidance. See Note 1 — Business and Summary of Significant Accounting Policies for further details. To determine the carrying value of these reverse mortgages as of December 31, 2015, the Company

Item 8:  Financial Statements and Supplementary Data

146    CIT ANNUAL REPORT 2015

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

used a proprietary model which uses actual cash flow information, actuarially determined mortality assumptions, likelihood of prepayments, and estimated future collateral values (determined by applying externally published market index). In addition, drivers of cash flows include:

1.	Mobility rates — We used the actuarial estimates of contract termination using the Society of Actuaries mortality tables, adjusted for expected prepayments and relocations.

2.	Home Price Appreciation — Consistent with other projections from various market sources, we use the Moody’s baseline forecast at a regional level to estimate home price appreciation on a loan-level basis.

As of December 31, 2015, the Company’s estimated future advances to reverse mortgagors are as follows:

Estimated Future Advances to Reverse Mortgagors (dollars in millions)

Year Ending:
2016	$17.2
2017	14.2
2018	11.7
2019	9.6
2020	7.8
Years 2021 – 2025	21.3
Years 2026 – 2030	6.5
Years 2031 – 2035	1.7
Thereafter	0.4
Total(1),(2)	$90.4

(1)	This table does not take into consideration cash inflows including payments from mortgagors or payoffs based on contractual terms.

(2)	This table includes the reverse mortgages supported by the Company as a result of the IndyMac loss-share agreements with the FDIC. As of December 31, 2015, the Company is responsible for funding up to a remaining $48 million of the total amount. Refer to the Indemnification Asset footnote for more information on this agreement and the Company’s responsibilities toward this reverse mortgage portfolio.

From the acquisition date through December 31, 2015, any changes to the portfolio value as a result of re-estimated cash flows due to changes in actuarial assumptions or actual or expected appreciation or depreciation in property values was immaterial to the portfolio as a whole.

Serviced Loans

In conjunction with the OneWest Transaction, the Company services HECM reverse mortgage loans sold to Agencies (Fannie Mae) and securitized in GNMA HMBS pools. HECM loans transferred into the HMBS program have not met all of the requirements for sale accounting and, therefore, the Company has accounted for these transfers as a financing transaction with the loans remaining on the Company’s statement of financial position and the proceeds received are recorded as a secured borrowing. The pledged loans and secured borrowings are reported in Assets of discontinued operations and Liabilities of discontinued operations, respectively.

As servicer of HECM loans, the Company either chooses to repurchase the loan out of the HMBS pool upon reaching a maturity event (i.e., borrower’s death or the property ceases to be the borrower’s principal residence) or is required to repurchase the loan once the outstanding principal balance is equal to or greater than 98% of the maximum claim amount. These HECM loans are repurchased at a price equal to the unpaid principal balance outstanding on the loan plus accrued interest. The repurchase transaction represents extinguishment of debt. As a result, the HECM loan basis and accounting methodology (retrospective effective interest) would carry forward. However, if the Company classifies these repurchased loans as AHFS, that classification would result in a new accounting methodology. Loans classified as AHFS are carried at LOCOM pending assignment to the Department of Housing and Urban Development (“HUD”). Loans classified as HFI are not assignable to HUD and are subject to periodic impairment assessment as described elsewhere in this document. Cash activity relating to loans repurchased would generally be reflected in the investing section of the Statement of Cash Flows, while cash activity for the related debt would be reflected as financing transactions.

For the period from August 3, 2015 (the date of the OneWest transaction) to December 31, 2015, the Company repurchased $39.1 million (unpaid principal balance) of additional HECM loans, of which $26.5 million were classified as AHFS and the remaining $12.6 million were classified as HFI. As of December 31, 2015, the Company had an outstanding balance of $118.1 million of HECM loans, of which $20.2 million (unpaid principal balance) is classified as AHFS with a remaining purchase discount of $0.1 million, $87.6 million is classified as HFI accounted for as PCI loans with an associated remaining purchase discount of $13.2 million. Serviced loans also include $10.3 million that are classified as HFI, which are accounted for under the effective yield method and have no remaining purchase discount.

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

CIT ANNUAL REPORT 2015    147

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Loan Losses and Recorded Investment in Finance Receivables (dollars in millions)

	Transportation & International Finance	North America Banking	Legacy Consumer Mortgages	Non-Strategic Portfolios	Corporate and Other	Total
Year Ended December 31, 2015
Balance — December 31, 2014	$46.8	$299.6	$–	$–	$–	$346.4
Provision for credit losses	20.3	135.2	5.0	–	–	160.5
Other(1)	(0.9)	(10.1)	1.9	–	–	(9.1)
Gross charge-offs(2)	(35.3)	(129.5)	(1.2)	–	–	(166.0)
Recoveries	8.5	19.0	0.9	–	–	28.4
Balance — December 31, 2015	$39.4	$314.2	$6.6	$–	$–	$360.2
Allowance balance at December 31, 2015
Loans individually evaluated for impairment	$0.4	$27.4	$–	$–	$–	$27.8
Loans collectively evaluated for impairment	39.0	283.7	4.8	–	–	327.5
Loans acquired with deteriorated credit quality(3)	–	3.1	1.8	–	–	4.9
Allowance for loan losses	$39.4	$314.2	$6.6	$–	$–	$360.2
Other reserves(1)	$0.2	$42.9	$–	$–	$–	$43.1
Finance receivables at December 31, 2015
Loans individually evaluated for impairment	15.4	134.2	–	–	–	149.6
Loans collectively evaluated for impairment	3,526.7	22,395.8	2,904.1	–	–	28,826.6
Loans acquired with deteriorated credit quality(3)	–	171.1	2,524.4	–	–	2,695.5
Ending balance	$3,542.1	$22,701.1	$5,428.5	$–	$–	$31,671.7
Percent of loans to total loans	11.2%	71.7%	17.1%	0%	0%	100%
Year Ended December 31, 2014
Balance — December 31, 2013	$46.7	$303.8	$–	$5.6	$–	$356.1
Provision for credit losses	38.3	62.0	–	(0.4)	0.2	100.1
Other(1)	(0.5)	(10.0)	–	–	(0.2)	(10.7)
Gross charge-offs(2)	(44.8)	(75.2)	–	(7.5)	–	(127.5)
Recoveries	7.1	19.0	–	2.3	–	28.4
Balance — December 31, 2014	$46.8	$299.6	$–	$–	$–	$346.4
Allowance balance at December 31, 2014
Loans individually evaluated for impairment	$1.0	$11.4	$–	$–	$–	$12.4
Loans collectively evaluated for impairment	45.8	287.7	–	–	–	333.5
Loans acquired with deteriorated credit quality(3)	–	0.5	–	–	–	0.5
Allowance for loan losses	$46.8	$299.6	$–	$–	$–	$346.4
Other reserves(1)	$0.3	$35.1	$–	$–	$–	$35.4
Finance receivables at December 31, 2014
Loans individually evaluated for impairment	$17.6	$40.6	$–	$–	$–	$58.2
Loans collectively evaluated for impairment	3,541.3	15,894.2	–	0.1	–	19,435.6
Loans acquired with deteriorated credit quality(3)	–	1.2	–	–	–	1.2
Ending balance	$3,558.9	$15,936.0	$–	$0.1	$–	$19,495.0
Percentage of loans to total loans	18.3%	81.7%	0%	0%	0%	100%

(1)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit and for deferred purchase agreements, all of which is recorded in Other liabilities. “Other” also includes changes relating to loans under the indemnification provided by the FDIC, sales and foreign currency translations.

(2)	Gross charge-offs of amounts specifically reserved in prior periods included $21 million and $13 million charged directly to the Allowance for loan losses for the years ended December 31, 2015 and December 31, 2014, respectively. In 2015, $15 million related to NAB and $6 million to TIF. In 2014, $13 million related to NAB. Gross charge-offs included $13 million charged directly to the Allowance for loan losses for the year ended December 31, 2014, all of which related to NAB.

(3)	Represents loans considered impaired as part of the OneWest transaction and are accounted for under the guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality).

Item 8:  Financial Statements and Supplementary Data

148    CIT ANNUAL REPORT 2015

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — INDEMNIFICATION ASSETS

The Company acquired the indemnifications provided by the FDIC under the loss sharing agreements from previous transactions entered into by OneWest Bank. The loss share agreements with the FDIC relates to the FDIC-assisted transactions of IndyMac Federal Bank in March 2009 (“IndyMac Transaction”), First Federal Bank of California in December 2009 (“First Federal Transaction”) and La Jolla Bank in February 2010 (“La Jolla Bank Transaction”). Eligible losses are submitted to the FDIC for reimbursement when a qualifying loss event occurs (e.g., loan modification, charge-off of loan balance or liquidation of collateral). Reimbursements approved by the FDIC are received usually within 60 days of submission.

In connection with the lndyMac, First Federal and La Jolla Transactions, the FDIC indemnified the Company against certain future losses. For the IndyMac Transaction, First Federal Transaction and La Jolla Transaction the loss share agreement covering SFR mortgage loans is set to expire March 2019, December 2019 and February 2020, respectively. In addition, in connection with the IndyMac Transaction, the Company recorded an indemnification receivable for estimated reimbursements due from the FDIC for loss exposure arising from breach in origination and servicing obligations associated with covered reverse mortgage loans prior to March 2009 pursuant to the loss share agreement with the FDIC.

Below are the estimated fair value and range of value on an undiscounted basis for the indemnification assets associated with the FDIC-assisted transactions as of the acquisition date (August 3, 2015) pursuant to ASC 805, Business Combinations.

	August 3, 2015
		Range of Value
(dollars in millions)	Fair Value(1)	Low	High
IndyMac Transaction	$455.0	$–	$4,596.8
La Jolla Transaction	0.4	–	85.3
First Federal Transaction	–	–	–
	$455.4	$–	$4,682.1

(1)	During the quarter ended December 31, 2015, the Company recognized a measurement period adjustment totaling $25.2 million ($24.9 million for IndyMac and $0.3 million for La Jolla) as a reduction to the Indemnification asset with an increase to the recognized goodwill from the OneWest Transaction.

As of the acquisition date, the indemnification related to the First Federal Transaction is zero as the covered losses are not projected to meet the threshold for FDIC reimbursement. The fair value of the indemnification assets associated with the IndyMac Transaction and La Jolla Transaction totaled $455.4 million for projected credit losses covered by the loss share agreement with a potential maximum value of $4.7 billion. The estimated maximum value (high end) represents the maximum claims eligible under the respective shared-loss agreement as of the acquisition date on an undiscounted basis with the low end representing no eligible submissions.

In addition, as of the acquisition date, the Company separately recognized a net receivable of $13.0 million (recorded in other assets) associated with the IndyMac Transaction for the claim submissions filed with the FDIC and a net payable of $17.4 million (recorded in other liabilities) for the amount due to the FDIC for previously submitted claims for commercial loans that were later recovered by investor (e.g., guarantor payments, recoveries) associated with the La Jolla Transaction.

The indemnification asset is carried on the same measurement basis as the indemnified item (i.e. mirror accounting principal), subject to management’s assessment of collectability and any contractual limitations. Accounting for the indemnification assets is discussed in detail in Note 1 — Business and Summary of Significant Accounting Policies.

Below provides the carrying value of the recognized indemnification assets and related receivable/payable balance with the FDIC associated with indemnified losses under the IndyMac and La Jolla Transactions as of December 31, 2015.

	December 31, 2015
(dollars in millions)	IndyMac Transaction	La Jolla Transaction	Total
Loan indemnification	$338.6	$0.3	$338.9
Reverse mortgage indemnification	10.3	–	10.3
Agency claims indemnification	65.6	–	65.6
Total	$414.5	$0.3	$414.8
Receivable with (Payable to) the FDIC	$18.6	$(1.9)	$16.7

CIT ANNUAL REPORT 2015    149

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IndyMac Transaction

There are three components to the Indy Mac indemnification program described below: 1. SFR Mortgages, 2. Reverse Mortgages, and 3. Certain Servicing Obligations.

Single Family Residential (SFR) Mortgage Loan Indemnification Asset

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

Prior to the OneWest acquisition, the cumulative losses of the SFR portfolio exceeded the first loss tranche ($2.551 billion) effective December 2011 with the excess losses reimbursed 80% by the FDIC. As of December 31, 2015, the Company projects the cumulative losses will reach the final loss threshold of “meets or exceeds stated threshold” ($3.826 billion) in April 2017 at which time the excess losses will be reimbursed 95% by the FDIC. The following table summarizes the submission of qualifying losses (net of recoveries) for reimbursement from the FDIC since inception of the loss share agreement:

Submission of Qualifying Losses for Reimbursement (dollars in millions)

December 31, 2015
Unpaid principal balance	$4,372.8
Cumulative losses incurred	3,623.4
Cumulative claims	3,608.4
Cumulative reimbursement	802.6

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

As of December 31, 2015, $152.4 million had been advanced on the reverse mortgage loans. Prior to the OneWest acquisition, the cumulative loss submissions and reimbursements totaled $1.8 million from the FDIC. From August 3, 2015 (the acquisition date of OneWest Bank) through December 31, 2015, the Company was reimbursed $0.4 million from the FDIC for the cumulative losses incurred.

Indemnification from Certain Servicing Obligations

Subject to certain requirements and limitations, the FDIC agreed to indemnify the Company, among other things, for third party claims from the Agencies related to the selling representations and warranties of IndyMac as well as liabilities arising from the acts or omissions, including, without limitation, breaches of servicer obligations of IndyMac for SFR mortgage loans and reverse mortgage loans as follows:

SFR mortgage loans sold to the Agencies

-	The FDIC indemnified the Company through March 2014 for third party claims made by Fannie Mae or Freddie Mac relating to any liabilities or obligations imposed on the seller of mortgage loans with respect to mortgage loans acquired by Fannie Mae or Freddie Mac from IndyMac. This indemnification was in addition to the contractual protections provided by both Fannie Mae and Freddie Mac, through the respective servicing transfer agreements executed upon the FDICs sale of such mortgage servicing rights to OneWest Bank. Under these contracts, each of the GSEs agreed to not enforce any such claims arising from breaches that would otherwise be imposed on the seller of such mortgage loans.

-	The FDIC indemnified the Company through March 2014 for third party claims made by GNMA, relating to any liabilities or obligations imposed on the seller of mortgage loans with respect to mortgage loans acquired by GNMA from IndyMac.

-	The FDIC indemnified the Company for third party claims from the Agencies or others arising from certain servicing errors of IndyMac commenced within two years from March 2009 or three years from March 2009 if the claim was brought by FHLB.

The FDIC indemnification for third party claims made by the Agencies for servicer obligations expired as of the acquisition

Item 8:  Financial Statements and Supplementary Data

150    CIT ANNUAL REPORT 2015

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

date; however, for any claims, issues or matters relating to the servicing obligations that are known or identified as of the end of the expired term, the FDIC indemnification protection continues until resolution of such claims, issues or matters.

The Company had no submitted claims from acquisition date through December 31, 2015. Prior to the OneWest acquisition, the cumulative loss submissions and reimbursements totaled $5.7 million from the FDIC to cover third party claims made by the Agencies for SFR loans.

Reverse mortgage loans sold to the Agencies

The FDIC indemnifies the Company through March 2019 for third party claims made by the Agencies relating to any liabilities or obligations imposed on the seller of HECM loans acquired by the Agencies from IndyMac resulting from servicing errors or servicing obligations prior to March 2019.

The Company had no submitted claims from acquisition date through December 31, 2015. Prior to the OneWest acquisition, the cumulative loss submissions totaled $11.2 million and reimbursements totaled $10.7 million from the FDIC to cover third party claims made by the Agencies for reverse mortgage loans.

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

The loss thresholds apply to the covered loans collectively. As of the OneWest Transaction, the loss share agreements covering the SFR mortgage loans remain in effect (expiring in December 2019) while the agreement covering commercial loans expired (in December 2014). However, pursuant to the terms of the shared-loss agreement, the loss recovery provisions for commercial loans extend for three years past the expiration date (December 2017).

As of December 31, 2015, the Company has not met the threshold ($932 million) to receive reimbursement for any losses incurred related to the First Federal Transaction. The following table summarizes the submission of qualifying losses for reimbursement from the FDIC since inception of the loss share agreement:

Submission of Qualifying Losses for Reimbursement (dollars in millions)

	December 31, 2015
	SFR	Commercial	Total
Unpaid principal balance(1)	$1,456.8	$–	$1,456.8
Cumulative losses incurred	408.5	9.0	417.5
Cumulative claims	407.2	9.0	416.2
Cumulative reimbursement	–	–	–

(1)	Due to the expiration of the loss share agreement covering commercial loans in December 2014, the outstanding unpaid principal balance eligible for reimbursement is zero.

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

CIT ANNUAL REPORT 2015    151

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

La Jolla Transaction

The FDIC agreed to indemnify the Company against certain losses on SFR, and commercial loans HFI based on established thresholds as follows:

Loss Threshold	FDIC Loss Percentage	CIT Loss Percentage	Comments
Under Stated Threshold	80%	20%	Losses based on unpaid principal balance up to the Stated Threshold ($1.007 billion) are reimbursed 80% by the FDIC with the remaining 20% borne by the Company.
Meets or Exceeds Stated Threshold	95%	5%	Losses based on unpaid principal balance at or in excess of the Stated Threshold ($1.007 billion) are reimbursed 95% by the FDIC with the remaining 5% borne by the Company.

The loss thresholds apply to the covered loans collectively. As of the OneWest Transaction, the loss share agreements covering the SFR mortgage loans remain in effect (expiring in February 2020) while the agreement covering commercial loans expired (in March 2015). However, pursuant to the terms of the shared-loss agreement, the loss recovery provisions for commercial loans extend for three years past the expiration date (March 2018).

Pursuant to the loss sharing agreement, the Company’s cumulative losses since acquisition date are reimbursed by the FDIC at 80% until the stated threshold ($1.007 billion) is met. The following table summarizes the submission of cumulative qualifying losses (net of recoveries) for reimbursement from the FDIC since inception of the loss share agreement:

Submission of Qualifying Losses for Reimbursement (dollars in millions)

	December 31, 2015
	SFR	Commercial	Total
Unpaid principal balance(1)	$89.3	$–	$89.3
Cumulative losses incurred	56.2	359.5	415.7
Cumulative claims	56.2	359.5	415.7
Cumulative reimbursement	45.0	287.6	332.6

(1)	Due to the expiration of the loss share agreement covering commercial loans in March 2015, the outstanding unpaid principal balance eligible for reimbursement is zero.

As part of the loss sharing agreement, the Company is required to make a true-up payment to the FDIC in the event that losses do not exceed a specified level by the tenth anniversary of the agreement (February 2020). The Company currently expects that such payment will be required based upon its forecasted loss estimates for the La Jolla portfolio as the actual and estimated cumulative losses of the acquired covered assets are projected to be lower than the cumulative losses. As of December 31, 2015, an obligation of $56.9 million has been recorded as a FDIC true-up liability for the contingent payment measured at estimated fair value. Refer to Note 13 — Fair Value for further discussion.

NOTE 6 — OPERATING LEASE EQUIPMENT

The following table provides the net book value (net of accumulated depreciation of $2.4 billion at December 31, 2015 and $1.8 billion at December 31, 2014) of operating lease equipment, by equipment type.

Operating Lease Equipment (dollars in millions)

	December 31, 2015	December 31, 2014
Commercial aircraft (including regional aircraft)	$9,708.6	$8,890.1
Railcars and locomotives	6,591.9	5,714.0
Other equipment	316.5	326.3
Total(1)	$16,617.0	$14,930.4

(1)	Includes equipment off-lease of $614.7 million and $183.2 million at December 31, 2015 and 2014, respectively, primarily consisting of rail and aerospace assets.

Item 8:  Financial Statements and Supplementary Data

152    CIT ANNUAL REPORT 2015

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents future minimum lease rentals due on non-cancelable operating leases at December 31, 2015. Excluded from this table are variable rentals calculated on asset usage levels, re-leasing rentals, and expected sales proceeds from remarketing equipment at lease expiration, all of which are components of operating lease profitability.

Minimum Lease Rentals Due (dollars in millions)

Years Ended December 31,
2016	$1,943.5
2017	1,663.8
2018	1,368.9
2019	1,087.9
2020	839.0
Thereafter	2,695.4
Total	$9,598.5

NOTE 7 — INVESTMENT SECURITIES

Investments include debt and equity securities. The Company’s debt securities include residential mortgage-backed securities (“MBS”), U.S. Government Agency securities, U.S. Treasury securities, and supranational and foreign government securities. Equity securities include common stock and warrants, along with restricted stock in the FHLB and FRB.

Investment Securities (dollars in millions)

	December 31, 2015	December 31, 2014
Available-for-sale securities
Debt securities	$2,007.8	$1,116.5
Equity securities	14.3	14.0
Held-to-maturity securities
Debt securities(1)	300.1	352.3
Securities carried at fair value with changes recorded in net income
Debt securities(2)	339.7	–
Non-marketable investments(3)	291.9	67.5
Total investment securities	$2,953.8	$1,550.3

(1)	Recorded at amortized cost.

(2)	These securities were initially classified as available-for-sale upon acquisition; however, upon further review, after filing of the Company’s September 30, 2015 Form 10-Q management determined that these securities as of the acquisition date should have been classified as securities carried at fair value with changes recorded in net income and in the fourth quarter of 2015 management corrected this immaterial error impacting classification of investment securities.

(3)	Non-marketable investments include securities of the FRB and FHLB carried at cost of $263.5 million at December 31, 2015 and $15.2 million at December 31, 2014. The remaining non-marketable investments include ownership interests greater than 3% in limited partnership investments that are accounted for under the equity method, other investments carried at cost, which include qualified Community Reinvestment Act (CRA) investments, equity fund holdings and shares issued by customers during loan work out situations or as part of an original loan investment, totaling $28.4 million and $52.3 million at December 31, 2015 and December 31, 2014, respectively.

Realized investment gains totaled $8.1 million, $39.7 million, and $8.9 million for the years ended 2015, 2014, and 2013, respectively. In addition, the Company maintained $6.8 billion and $6.2 billion of interest bearing deposits at December 31, 2015 and December 31, 2014, respectively, which are cash equivalents and are classified separately on the balance sheet.

The following table presents interest and dividends on interest bearing deposits and investments:

Interest and Dividend Income (dollars in millions)

	Year Ended December 31,
	2015	2014	2013
Interest income – investments/reverse repos	$43.8	$14.1	$8.9
Interest income – interest bearing deposits	17.2	17.7	16.6
Dividends – investments	10.4	3.7	3.4
Total interest and dividends	$71.4	$35.5	$28.9

CIT ANNUAL REPORT 2015    153

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities Available-for-Sale

The following table presents amortized cost and fair value of securities AFS.

Debt Securities AFS — Amortized Cost and Fair Value (dollars in millions)

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities AFS
Mortgage-backed Securities
U.S. government agency securities	$148.4	$–	$(0.9)	$147.5
Non-agency securities	573.9	0.4	(7.2)	567.1
U.S. government agency obligations	996.8	–	(3.7)	993.1
Supranational and foreign government securities	300.1	–	–	300.1
Total debt securities AFS	2,019.2	0.4	(11.8)	2,007.8
Equity securities AFS	14.4	0.1	(0.2)	14.3
Total securities AFS	$2,033.6	$0.5	$(12.0)	$2,022.1
December 31, 2014
Debt securities AFS
U.S. Treasury securities	$200.0	$–	$–	$200.0
U.S. government agency obligations	904.2	–	–	904.2
Supranational and foreign government securities	12.3	–	–	12.3
Total debt securities AFS	1,116.5	–	–	1,116.5
Equity securities AFS	14.0	0.2	(0.2)	14.0
Total securities AFS	$1,130.5	$0.2	$(0.2)	$1,130.5

The following table presents the debt securities AFS by contractual maturity dates:

Debt Securities AFS — Amortized Cost and Fair Value Maturities (dollars in millions)

	December 31, 2015
	Amortized Cost	Fair Value	Weighted Average Yield
Mortgage-backed securities – U.S. government agency securities
Due after 10 years	$148.4	$147.5	3.28%
Total	148.4	147.5	3.28%
Mortgage-backed securities – non agency securities
After 5 but within 10 years	$27.2	$27.2	4.92%
Due after 10 years	546.7	539.9	5.72%
Total	573.9	567.1	5.68%
U.S. government agency obligations
After 1 but within 5 years	$996.8	$993.1	1.16%
Total	996.8	993.1	1.16%
Supranational and foreign government securities
Due within 1 year	$300.1	$300.1	0.39%
Total	300.1	300.1	0.39%
Total debt securities available-for-sale	$2,019.2	$2,007.8

Item 8:  Financial Statements and Supplementary Data

154    CIT ANNUAL REPORT 2015

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the gross unrealized losses and estimated fair value of AFS securities aggregated by investment category and length of time that the securities have been in a continuous unrealized loss position.

Debt Securities AFS — Estimated Unrealized Losses (dollars in millions)

	December 31, 2015
	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities AFS
Mortgage-backed securities
U.S. government agency securities	$147.0	$(0.9)	$–	$–
Non-agency securities	495.5	(7.2)	–	–
U.S. government agency obligations	943.0	(3.7)	–	–
Total debt securities AFS	1,585.5	(11.8)	–	–
Equity securities AFS	0.2	(0.2)	–	–
Total securities available-for-sale	$1,585.7	$(12.0)	$–	$–

	December 31, 2014
	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Equity securities AFS	$0.2	$(0.2)	–	–
Total securities available-for-sale	$0.2	$(0.2)	$–	$–

Purchased Credit-Impaired AFS Securities

In connection with the OneWest acquisition, the Company classified AFS mortgage-backed securities as PCI due to evidence of credit deterioration since issuance and for which it was probable that the Company will not collect all principal and interest payments contractually required at the time of purchase. Accounting for these PCI securities is discussed in Note 1 — Business and Summary of Significant Accounting Policies.

The following table provides detail of the acquired PCI securities classified as AFS in connection with the OneWest Transaction on August 3, 2015.

PCI Securities at Acquisition Date (dollars in millions)

Total(1)
Contractually required payments, including interest	$1,025.4
Less: Non-accretable differences	(209.7)
Cash flows expected to be collected(2)	815.7
Less: Accretable yield	(204.4)
Fair value of securities acquired at acquisition date	$611.3

(1)	During the quarter ended December 31, 2015, Management determined that $373.4 million of AFS securities as of the acquisition date should have been classified as securities carried at fair value with changes recorded in net income and in the fourth quarter of 2015 management corrected this immaterial error impacting classification of investment securities. This reduced the fair value of the PCI AFS Securities acquired from the OneWest Transaction by $370.8 million. The adjustment resulted in a reduction of contractually required payments by $606.4 million, non-accretable difference by $141.6 million and accretable yield by $94.0 million.

(2)	Represents undiscounted expected principal and interest cash flows at acquisition.

Changes in the accretable yield for PCI securities for the period from August 3, 2015 (the date of the OneWest transaction) to December 31, 2015 are summarized below:

Changes in Accretable Yield (dollars in millions)

Total
Balance at August 3, 2015	$204.4
Accretion into interest income	(13.5)
Reclassifications to non-accretable difference	(1.7)
Disposals & Other	(0.2)
Balance at December 31, 2015	$189.0

CIT ANNUAL REPORT 2015    155

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair value of PCI securities was $559.6 million with a par value of $717.1 million as of December 31, 2015. The Company did not own any PCI securities as of December 31, 2014.

Securities Carried at Fair Value with Changes Recorded in Net Income

These securities were initially classified as available-for-sale upon acquisition; however, upon further review following the filing of the Company’s September 30, 2015 Form 10-Q, management determined that $373.4 million of these securities as of the acquisition date should have been classified as securities carried at fair value with changes recorded in net income as of the acquisition date, with the remainder classified as available-for-sale, and in the fourth quarter of 2015 management corrected this immaterial error impacting classification of investment securities.

Securities Carried at Fair Value with changes Recorded in Net Income (dollars in millions)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015
Mortgage-backed Securities – Non-agency	$343.8	$0.3	$(4.4)	$339.7
Total securities held at fair value through net income	$343.8	$0.3	$(4.4)	$339.7

Securities Carried at Fair Value with changes Recorded in Net Income – Amortized Cost and Fair Value Maturities (dollars in millions)

	December 31, 2015
	Amortized Cost	Fair Value	Weighted Average Yield
Mortgage-backed securities – non agency securities
After 5 but within 10 years	$0.5	$0.5	9.80%
Due after 10 years	343.3	339.2	4.85%
Total	$343.8	$339.7	4.85%

Debt Securities Held-to-Maturity

The carrying value and fair value of securities HTM at December 31, 2015 and December 31, 2014 were as follows:

Debt Securities HTM — Carrying Value and Fair Value (dollars in millions)

	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015
Mortgage-backed securities
U.S. government agency securities	$147.2	$1.1	$(2.6)	$145.7
State and municipal	37.1	–	(1.6)	35.5
Foreign government	13.5	–	–	13.5
Corporate – foreign	102.3	4.5	–	106.8
Total debt securities held-to-maturity	$300.1	$5.6	$(4.2)	$301.5
December 31, 2014
Mortgage-backed securities
U.S. government agency securities	$156.3	$2.5	$(1.9)	$156.9
State and municipal	48.1	0.1	(1.8)	46.4
Foreign government	37.9	0.1	–	38.0
Corporate – foreign	110.0	9.0	–	119.0
Total debt securities held-to-maturity	$352.3	$11.7	$(3.7)	$360.3

Item 8:  Financial Statements and Supplementary Data

156    CIT ANNUAL REPORT 2015

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the debt securities HTM by contractual maturity dates:

Debt Securities HTM — Amortized Cost and Fair Value Maturities (dollars in millions)

	December 31, 2015
	Amortized Cost	Fair Value	Weighted Average Yield
Mortgage-backed securities – U.S. government agency securities
After 5 but within 10 years	$ 1.3	$1.3	2.09%
Due after 10 years	145.9	144.4	2.53%
Total	147.2	145.7	2.52%
State and municipal
Due within 1 year	0.7	0.7	1.81%
After 1 but within 5 years	1.5	1.5	2.26%
After 5 but within 10 years	0.8	0.8	2.70%
Due after 10 years	34.1	32.5	2.28%
Total	37.1	35.5	2.28%
Foreign government
Due within 1 year	11.2	11.2	0.20%
After 1 but within 5 years	2.3	2.3	2.43%
Total	13.5	13.5	0.58%
Corporate – Foreign securities
Due within 1 year	0.7	0.7	6.07%
After 1 but within 5 years	101.6	106.1	4.51%
Total	102.3	106.8	4.52%
Total debt securities held-to-maturity	$300.1	$301.5	3.12%

Debt Securities HTM — Estimated Unrealized Losses (dollars in millions)

	December 31, 2015
	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Mortgage-backed securities
U.S. government agency securities	$ 62.2	$(0.9)	$40.7	$(1.7)
State and municipal	3.1	(0.1)	28.2	(1.5)
Total securities held-to-maturity	$ 65.3	$(1.0)	$68.9	$(3.2)

	December 31, 2014
	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Mortgage-backed securities
U.S. government agency securities	$ –	$–	$55.1	$(1.9)
State and municipal	–	–	36.3	(1.8)
Total securities held-to-maturity	$ –	$–	$91.4	$(3.7)

CIT ANNUAL REPORT 2015    157

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Than Temporary Impairment

As discussed in Note 1 — Business and Summary of Significant Accounting Policies, the Company conducted and documented its periodic review of all securities with unrealized losses, which it performs to evaluate whether the impairment is other than temporary.

For PCI securities, management determined certain PCI securities with unrealized losses were deemed credit-related and recognized OTTI credit-related losses of $2.8 million as permanent write-downs for the year ended December 31, 2015. There were no PCI securities in 2014 and 2013.

The Company reviewed debt securities AFS and HTM with unrealized losses and determined that the unrealized losses were not OTTI. The unrealized losses were not credit-related and the Company does not have an intent to sell and believes it is not more-likely-than-not that the Company will have to sell prior to the recovery of the amortized cost basis.

The Company reviewed equity securities classified as AFS with unrealized losses and determined that the unrealized losses were not OTTI. The unrealized losses were not credit-related.

There were no unrealized losses on non-marketable investments.

NOTE 8 — OTHER ASSETS

The following table presents the components of other assets.

Other Assets (dollars in millions)

	December 31, 2015	December 31, 2014
Current and deferred federal and state tax assets(1)	$1,252.5	$483.5
Deposits on commercial aerospace equipment	696.0	736.3
Tax credit investments and investments in unconsolidated subsidiaries(2)	223.9	73.4
Property, furniture and fixtures	197.2	126.4
Fair value of derivative financial instruments	140.7	168.0
Deferred debt costs and other deferred charges	129.6	148.1
OREO and repossessed assets	127.3	0.8
Tax receivables, other than income taxes	98.2	102.0
Other(3)(4)	529.5	268.2
Total other assets	$3,394.9	$2,106.7

(1)	The increase is primarily due to the reversal of the deferred tax asset valuation ($647 million) in the third quarter of 2015. See Note 19 — Income Taxes

(2)	Included in this balance are affordable housing investments of $108.4 million as of December 31, 2015 that provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. As a limited partner, the Company has no significant influence over the operations. In 2015, the Company recognized pre-tax losses of $5.2 million related to these affordable housing investments. In addition, the Company recognized total tax benefits of $8.7 million, which included tax credits of $6.7 million recorded in income taxes. The Company is periodically required to provide additional financial support during the investment period. The Company’s liability for these unfunded commitments was $15.7 million at December 31, 2015. See Note 10 — Borrowings.

(3)	Other includes executive retirement plan and deferred compensation, tax receivables other income, prepaid expenses and other miscellaneous assets.

(4)	Other also includes servicing advances. In connection with the OneWest Transaction, the Company acquired the servicing obligations for residential mortgage loans. As of December 31, 2015, the loans serviced for others total $17.4 billion for reverse mortgage loans and $87.4 million for single family mortgage loans. The Company’s loan servicing activities require the Company to hold cash in custodial accounts that are not included in the financial statements in the amount of $66.7 million as of December 31, 2015.

NOTE 9 — DEPOSITS

The following table presents detail on the type, maturities and weighted average interest rates of deposits.

Deposits (dollars in millions)

	December 31, 2015	December 31, 2014
Deposits Outstanding	$32,782.2	$15,849.8
Weighted average contractual interest rate	1.26%	1.69%
Weighted average remaining number of days to maturity(1)	864 days	1,293 days

(1)	Excludes deposit balances with no stated maturity.

	Year Ended December 31, 2015	Year Ended December 31, 2014
Daily average deposits	$23,277.8	$13,925.4
Maximum amount outstanding	32,899.6	15,851.2
Weighted average contractual interest rate for the year	1.45%	1.59%

The following table provides further detail of deposits.

Item 8:  Financial Statements and Supplementary Data

158    CIT ANNUAL REPORT 2015

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deposits — Rates and Maturities (dollars in millions)

	December 31, 2015
	Amount	Average Rate
Deposits – no stated maturity
Non-interest-bearing checking	$866.2	–
Interest-bearing checking	3,123.7	0.52%
Money market	5,560.5	0.78%
Savings	4,840.5	0.93%
Other	169.6	NM
Total checking and savings deposits	$14,560.5
Certificates of deposit, remaining contractual maturity:
Within one year	$7,729.1	1.14%
One to two years	3,277.5	1.36%
Two to three years	1,401.5	1.71%
Three to four years	2,039.1	2.32%
Four to five years	1,620.1	2.30%
Over five years	2,134.6	3.16%
Total certificates of deposit	$18,201.9
Premium / discount	(1.0)
Purchase accounting adjustments	20.8
Total Deposits	$32,782.2	1.26%

NM Not meaningful — includes certain deposits such as escrow accounts, security deposits, and other similar accounts.

The following table presents the maturity profile of other time deposits with a denomination of $100,000 or more.

Certificates of Deposit $100,000 or More (dollars in millions)

	December 31, 2015	December 31, 2014
U.S. certificates of deposits:
Three months or less	$1,476.5	$340.9
After three months through six months	1,462.6	330.8
After six months through twelve months	2,687.2	757.8
After twelve months	9,245.8	2,590.3
Total U.S. Bank	$14,872.1	$4,019.8
Non-U.S. certificates of deposits	$–	$57.0

CIT ANNUAL REPORT 2015    159

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — BORROWINGS

The following table presents the carrying value of outstanding borrowings.

Borrowings (dollars in millions)

	December 31, 2015			December 31, 2014
	CIT Group Inc.	Subsidiaries	Total	Total
Senior Unsecured(1)	$10,677.7	$–	$10,677.7	$11,932.4
Secured borrowings:
Structured financings	–	4,743.8	4,743.8	6,268.7
FHLB advances	–	3,117.6	3,117.6	254.7
Total Borrowings	$10,677.7	$7,861.4	$18,539.1	$18,455.8

(1)	Senior Unsecured Notes at December 31, 2015 were comprised of $8,188.6 million unsecured notes, $2,450.0 million Series C Notes, and $39.1 million other unsecured debt.

The following table summarizes contractual maturities of borrowings outstanding, which excludes PAA discounts, original issue discounts, and FSA discounts.

Contractual Maturities — Borrowings as of December 31, 2015 (dollars in millions)

	2016	2017	2018	2019	2020	Thereafter	Contractual Maturities
Senior unsecured notes	$–	$2,944.5	$2,200.0	$2,750.0	$750.0	$2,051.4	$10,695.9
Structured financings	1,412.7	810.2	655.6	355.8	342.0	1,159.7	4,736.0
FHLB advances	1,948.5	15.0	1,150.0	–	–	–	3,113.5
	$3,361.2	$3,769.7	$4,005.6	$3,105.8	$1,092.0	$3,211.1	$18,545.4

Unsecured Borrowings

Revolving Credit Facility

The following information was in effect prior to the 2016 Revolving Credit facility amendment. See Note 30 — Subsequent Events for changes to this facility.

There were no outstanding borrowings under the Revolving Credit Facility at December 31, 2015 and December 31, 2014. The amount available to draw upon at December 31, 2015 was approximately $1.4 billion, with the remaining amount of approximately $0.1 billion being utilized for issuance of letters of credit to customers.

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

The Revolving Credit Facility is unsecured and is guaranteed by eight of the Company’s domestic operating subsidiaries. The facility was amended in January 2014 to modify the covenant requiring a minimum guarantor asset coverage ratio and the criteria for calculating the ratio. The amended covenant requires a minimum guarantor asset coverage ratio ranging from 1.25:1.0 to the current requirement of 1.5: 1.0 depending on the Company’s long-term senior unsecured debt rating.

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

Senior Unsecured Notes

Senior Unsecured Notes include notes issued under the “shelf” registration filed in March 2012 that matured in the first quarter of 2015, and Series C Unsecured Notes. In January 2015, the Company filed a new shelf that expires in January 2018. The notes issued under the shelf registration rank equal in right of payment with the Series C Unsecured Notes and the Revolving Credit Facility.

The following tables present the principal amounts of Senior Unsecured Notes issued under the Company’s shelf registration and Series C Unsecured Notes by maturity date.

Item 8:  Financial Statements and Supplementary Data

160    CIT ANNUAL REPORT 2015

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior Unsecured Notes (dollars in millions)

Maturity Date	Rate (%)	Date of Issuance	Par Value
May 2017	5.000%	May 2012	$1,208.7
August 2017	4.250%	August 2012	1,735.8
March 2018	5.250%	March 2012	1,500.0
April 2018*	6.625%	March 2011	700.0
February 2019*	5.500%	February 2012	1,750.0
February 2019	3.875%	February 2014	1,000.0
May 2020	5.375%	May 2012	750.0
August 2022	5.000%	August 2012	1,250.0
August 2023	5.000%	August 2013	750.0
Weighted average rate and total	5.02%		$10,644.5

*	Series C Unsecured Notes

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

Secured Borrowings

FHLB Advances

As a member of the FHLB of San Francisco, CIT Bank, N.A. can access financing based on an evaluation of its creditworthiness, statement of financial position, size and eligibility of collateral. The interest rates charged by the FHLB for advances typically vary depending upon maturity, the cost of funds of the FHLB, and the collateral provided for the borrowing and the advances are secured by certain Bank assets and bear either a fixed or floating interest rate. The FHLB advances are collateralized by a variety of consumer and commercial loans, including SFR mortgage loans, multi-family mortgage loans, commercial real estate loans, certain foreclosed properties and certain amounts receivable under a loss sharing agreement with the FDIC. During October 2015, a subsidiary of CIT Bank, N.A. received approval to withdraw its membership from the FHLB Des Moines and at December 31, 2015, there were no advances outstanding with FHLB Des Moines.

As of December 31, 2015, the Company had $5.7 billion of financing availability with the FHLB, of which $2.6 billion was unused and available. FHLB Advances as of December 31, 2015 have a weighted average rate of 0.84%. The following table includes the outstanding FHLB Advances, and respective pledged assets. The acquisition of OneWest Bank added $3.0 billion of FHLB Advances as of the acquisition date, which were recorded with a $6.8 million premium purchase accounting adjustment.

FHLB Advances with Pledged Assets Summary (dollars in millions)

	December 31, 2015		December 31, 2014
	FHLB Advances	Pledged Assets	FHLB Advances	Pledged Assets
Total	$3,117.6	$6,783.1	$254.7	$309.6

Structured Financings

Set forth in the following table are amounts primarily related to and owned by consolidated VIEs. Creditors of these VIEs received ownership and/or security interests in the assets. These entities are intended to be bankruptcy remote so that such assets are not available to creditors of CIT or any affiliates of CIT until and unless the related secured borrowings have been fully discharged. These transactions do not meet accounting requirements for sales treatment and are recorded as secured borrowings. Structured financings as of December 31, 2015 had a weighted average rate of 3.40%, which ranged from 0.75% to 6.11%.

CIT ANNUAL REPORT 2015    161

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Structured Financings and Pledged Assets Summary(1) (dollars in millions)

	December 31, 2015		December 31, 2014
	Secured Borrowing	Pledged Assets	Secured Borrowing	Pledged Assets
Rail(2)	$920.1	$1,336.1	$1,179.7	$1,575.7
Aerospace(2)	2,137.5	3,732.2	2,411.7	3,914.4
International Finance	295.2	401.6	545.0	730.6
Subtotal – Transportation & International Finance	3,352.8	5,469.9	4,136.4	6,220.7
Commercial Banking	–	0.2	–	–
Commercial Services	331.4	1,378.6	334.7	1,644.6
Equipment Finance	1,059.6	1,366.4	1,797.6	2,352.8
Subtotal – North America Banking	1,391.0	2,745.2	2,132.3	3,997.4
Total	$4,743.8	$8,215.1	$6,268.7	$10,218.1

(1)	As part of our liquidity management strategy, the Company pledges assets to secure financing transactions (which include securitizations), and for other purposes as required or permitted by law while CIT Bank, N.A. also pledges assets to secure borrowings from the FHLB and access the FRB discount window.

(2)	At December 31, 2015, the GSI TRS related borrowings and pledged assets, respectively, of $1.1 billion and $1.8 billion were included in Transportation & International Finance. The GSI TRS is described in Note 11 — Derivative Financial Instruments.

FRB

CIT Bank, N.A. has a borrowing facility with the FRB Discount Window that can be used for short-term, typically overnight, borrowings. The borrowing capacity is determined by the FRB based on the collateral pledged.

There were no outstanding borrowings with the FRB Discount Window as of December 31, 2015 or December 31, 2014; however, $2.7 billion was pledged as collateral at December 31, 2015.

At December 31, 2015 pledged assets (including collateral for FHLB advances and FRB discount window) totaled $17.7 billion, which included $12.2 billion of loans (including amounts held for sale), $4.6 billion of operating lease assets, $0.8 billion of cash, and $0.1 billion of investment securities.

Not included in the above are liabilities of discontinued operations at December 31, 2015 consisting of $440.6 million of secured borrowings related to HECM loans securitized in the form of GNMA HMBS, which were sold prior to the OneWest Transaction to third parties. See Note 2 — Acquisitions and Disposition Activities.

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

As a result of the OneWest Transaction, the Company has certain contractual obligations related to the HECM loans and the GNMA HMBS securitizations. The Company, as servicer of these

Item 8:  Financial Statements and Supplementary Data

162    CIT ANNUAL REPORT 2015

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HECM loans, is currently obligated to fund future borrower advances, which include fees paid to taxing authorities for borrowers’ unpaid taxes and insurance, mortgage insurance premiums and payments made to borrowers for line of credit draws on HECM loans. In addition, the Company capitalizes the servicing fees and interest income earned and is obligated to fund guarantee fees associated with the GNMA HMBS. The Company periodically pools and securitizes certain of these funded advances through issuance of HMBS to third-party security holders, which did not qualify for sale accounting and rather, are treated as financing transactions. As a financing transaction, the HECM loans and related proceeds from the issuance of the HMBS recognized as secured borrowings remain on the Company’s Consolidated Balance Sheet. Due to the Company’s planned exit of third party servicing, HECM loans of $449.5 million were included in Assets of discontinued operations and the associated secured borrowing of $440.6 million (including an unamortized premium balance of $13.2 million) were included in Liabilities of discontinued operations at December 31, 2015.

As servicer, the Company is required to repurchase the HECM loans once the outstanding principal balance is equal to or greater than 98% of the maximum claim amount or when the property forecloses to OREO, which reduces the secured borrowing balance. Additionally the Company services $189.6 million of HMBS outstanding principal balance at December 31, 2015 for transferred loans securitized by IndyMac for which OneWest Bank prior to the acquisition had purchased the mortgage servicing rights (“MSRs”) in connection with the IndyMac Transaction. The carrying value of the MSRs was not significant at December 31, 2015. As the HECM loans are federally insured by the FHA and the secured borrowings guaranteed to the investors by GNMA, the Company does not believe maximum loss exposure as a result of its involvement is material or quantifiable.

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

The table below presents the carrying value of the associated assets and liabilities and the associated maximum loss exposure that would be incurred under hypothetical circumstances, such that the value of its interests and any associated collateral declines to zero and at the same time assuming no consideration of recovery or offset from any economic hedges. The Company believes the possibility is remote under this hypothetical scenario; accordingly, this required disclosure is not an indication of expected loss.

Assets and Liabilities in Unconsolidated VIEs (dollars in millions)

	Unconsolidated VIEs Carrying Value December 31, 2015
	Securities	Partnership Investment
Agency securities	$147.5	$–
Non agency securities – Other servicer	906.8	–
Tax credit equity investments	–	125.0
Total Assets	$1,054.3	$125.0
Commitments to tax credit investments	–	15.7
Total Liabilities	$–	$15.7
Maximum loss exposure(1)	$1,054.3	$125.0

(1)	Maximum loss exposure to the unconsolidated VIEs excludes the liability for representations and warranties, corporate guarantees and also excludes servicing advances.

NOTE 11 — DERIVATIVE FINANCIAL INSTRUMENTS

As part of managing economic risk and exposure to interest rate and foreign currency risk, the Company primarily enters into derivative transactions in over-the-counter markets with other financial institutions. The Company does not enter into derivative financial instruments for speculative purposes.

The Dodd-Frank Act (the “Act”) includes measures to broaden the scope of derivative instruments subject to regulation by requiring clearing and exchange trading of certain derivatives, and imposing margin, reporting and registration requirements for certain market participants. Since the Company does not meet the definition of a Swap Dealer or Major Swap Participant under the Act, the reporting and clearing obligations apply to a limited number of derivative transactions executed with its lending customers in order to manage their interest rate risk.

See Note 1 — Business and Summary of Significant Accounting Policies for further description of the Company’s derivative transaction policies.

CIT ANNUAL REPORT 2015    163

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents fair values and notional values of derivative financial instruments:

Fair and Notional Values of Derivative Financial Instruments(1) (dollars in millions)	December 31, 2015			December 31, 2014
Qualifying Hedges	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Foreign currency forward contracts – net investment hedges	$787.6	$45.5	$(0.3)	$1,193.1	$74.7	$–
Total Qualifying Hedges	787.6	45.5	(0.3)	1,193.1	74.7	–
Non-Qualifying Hedges
Interest rate swaps(2)	4,645.7	45.1	(38.9)	1,902.0	15.6	(23.6)
Written options	3,346.1	0.1	(2.5)	2,711.5	–	(2.7)
Purchased options	2,342.5	2.2	(0.1)	948.4	0.8	–
Foreign currency forward contracts	1,624.2	47.8	(6.6)	2,028.8	77.2	(12.0)
Total Return Swap (TRS)	1,152.8	–	(54.9)	1,091.9	–	(24.5)
Equity Warrants	1.0	0.3	–	1.0	0.1	–
Interest Rate Lock Commitments	9.9	0.1	–	–	–	–
Credit derivatives	37.6	–	(0.3)	–	–	–
Total Non-qualifying Hedges	13,159.8	95.6	(103.3)	8,683.6	93.7	(62.8)
Total Hedges	$13,947.4	$141.1	$(103.6)	$9,876.7	$168.4	$(62.8)

(1)	Presented on a gross basis.

(2)	Fair value balances include accrued interest.

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

The aggregate “notional amounts” of the total return swaps derivative of $1,152.8 million at December 31, 2015 and $1,091.9 million at December 31, 2014 represent the aggregate unused portions under the CFL and BV facilities and constitute derivative financial instruments. These notional amounts are calculated as the maximum aggregate facility commitment amounts, currently $2,125.0 million, less the aggregate actual adjusted qualifying borrowing base outstanding of $972.2 million at December 31, 2015 and $1,033.1 million at December 31, 2014 under the CFL and BV Facilities. The notional amounts of the derivatives will increase as the adjusted qualifying borrowing base decreases due to repayment of the underlying asset-backed securities (ABS) to investors. If CIT funds additional ABS under the CFL or BV Facilities, the aggregate adjusted qualifying borrowing base of the total return swaps will increase and the notional amount of the derivatives will decrease accordingly.

Valuation of the derivatives related to the GSI facilities is based on several factors using a discounted cash flow (“DCF”) methodology, including:

-	Funding costs for similar financings based on current market conditions;

-	Forecasted usage of the long-dated facilities through the final maturity date in 2028; and

-	Forecasted amortization, due to principal payments on the underlying ABS, which impacts the amount of the unutilized portion.

Based on the Company’s valuation, a liability of $54.9 million and $24.5 million was recorded at December 31, 2015 and December 31, 2014, respectively. The increases in the liability of $30.4 million and $14.8 million for the years ended December 31, 2015 and 2014, respectively, were recognized as a reduction to Other Income.

Item 8:  Financial Statements and Supplementary Data

164    CIT ANNUAL REPORT 2015

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

Offsetting of Derivative Assets and Liabilities (dollars in millions)

				Gross Amounts not offset in the Consolidated Balance Sheet
	Gross Amount of Recognized Assets (Liabilities)	Gross Amount Offset in the Consolidated Balance Sheet	Net Amount Presented in the Consolidated Balance Sheet	Derivative Financial Instruments(1)	Cash Collateral Pledged/ (Received)(1)(2)	Net Amount
December 31, 2015
Derivative assets	$141.1	$–	$141.1	$(9.7)	$(82.7)	$48.7
Derivative liabilities	(103.6)	–	(103.6)	9.7	31.8	(62.1)
December 31, 2014
Derivative assets	$168.4	$–	$168.4	$(13.6)	$(137.3)	$17.5
Derivative liabilities	(62.8)	–	(62.8)	13.6	8.7	(40.5)

(1)	The Company’s derivative transactions are governed by ISDA agreements that allow for net settlements of certain payments as well as offsetting of all contracts (“Derivative Financial Instruments”) with a given counterparty in the event of bankruptcy or default of one of the two parties to the transaction. We believe our ISDA agreements meet the definition of a master netting arrangement or similar agreement for purposes of the above disclosure. In conjunction with the ISDA agreements, the Company has entered into collateral arrangements with its counterparties which provide for the exchange of cash depending on change in the market valuation of the derivative contracts outstanding. Such collateral is available to be applied in settlement of the net balances upon an event of default of one of the counterparties.

(2)	Collateral pledged or received is included in Other assets or Other liabilities, respectively.

The following table presents the impact of derivatives on the statements of income.

Derivative Instrument Gains and Losses (dollars in millions)

		Years Ended December 31,
Derivative Instruments	Gain / (Loss) Recognized	2015	2014	2013
Qualifying Hedges
Foreign currency forward contracts – cash flow hedges	Other income	$–	$–	$0.7
Total Qualifying Hedges		–	–	0.7
Non Qualifying Hedges
Cross currency swaps	Other income	–	4.1	11.5
Interest rate swaps	Other income	3.6	7.2	19.1
Interest rate options	Other income	1.6	(2.4)	–
Foreign currency forward contracts	Other income	116.5	118.1	(12.1)
Equity warrants	Other income	0.2	(0.7)	0.8
TRS	Other income	(30.4)	(14.8)	(3.9)
Total Non-qualifying Hedges		91.5	111.5	15.4
Total derivatives-income statement impact		$91.5	$111.5	$16.1

CIT ANNUAL REPORT 2015    165

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in AOCI relating to derivatives:

Changes in AOCI Relating to Derivatives (dollars in millions)

Contract Type	Derivatives- effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income	Total income statement impact	Derivatives- effective portion recorded in OCI	Total change in OCI for period
Year Ended December 31, 2015
Foreign currency forward contracts – net investment hedges	$33.8	$–	$33.8	$128.4	$94.6
Total	$33.8	$–	$33.8	$128.4	$94.6
Year Ended December 31, 2014
Foreign currency forward contracts – cash flow hedges	$–	$–	$–	$0.2	$0.2
Foreign currency forward contracts – net investment hedges	(18.1)	–	(18.1)	111.1	129.2
Cross currency swaps – net investment hedges	–	–	–	1.1	1.1
Total	$(18.1)	$–	$(18.1)	$112.4	$130.5
Year Ended December 31, 2013
Foreign currency forward contracts – cash flow hedges	$0.7	$–	$0.7	$0.6	$(0.1)
Foreign currency forward contracts – net investment hedges	(7.7)	–	(7.7)	5.8	13.5
Cross currency swaps – net investment hedges	(0.1)	–	(0.1)	10.0	10.1
Total	$(7.1)	$–	$(7.1)	$16.4	$23.5

NOTE 12 — OTHER LIABILITIES

The following table presents components of other liabilities:

(dollars in millions)	December 31, 2015	December 31, 2014
Equipment maintenance reserves	$1,012.4	$960.4
Accrued expenses and accounts payable	628.1	478.3
Current and deferred federal and state taxes	363.1	319.1
Security and other deposits	263.0	368.0
Accrued interest payable	209.6	243.7
Valuation adjustment relating to aerospace commitments	73.1	121.2
Other(1)	609.4	398.1
Total other liabilities	$3,158.7	$2,888.8

(1)	Other consists of fair value of derivative financial instruments, liabilities for taxes other than income, contingent liabilities and other miscellaneous liabilities.

Item 8:  Financial Statements and Supplementary Data

166    CIT ANNUAL REPORT 2015

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis (dollars in millions)

	Total	Level 1	Level 2	Level 3
December 31, 2015
Assets
Debt Securities AFS	$2,007.8	$–	$1,440.7	$567.1
Securities carried at fair value with changes recorded in net income	339.7	–	–	339.7
Equity Securities AFS	14.3	0.3	14.0	–
FDIC receivable	54.8	–	–	54.8
Derivative assets at fair value – non-qualifying hedges(1)	95.6	–	95.6	–
Derivative assets at fair value – qualifying hedges	45.5	–	45.5	–
Total	$2,557.7	$0.3	$1,595.8	$961.6
Liabilities
Derivative liabilities at fair value – non-qualifying hedges(1)	$(103.3)	$–	$(47.8)	$(55.5)
Derivative liabilities at fair value – qualifying hedges	(0.3)	–	(0.3)	–
Consideration holdback liability	(60.8)	–	–	(60.8)
FDIC True-up Liability	(56.9)	–	–	(56.9)
Total	$(221.3)	$–	$(48.1)	$(173.2)
December 31, 2014
Assets
Debt Securities AFS	$1,116.5	$212.3	$904.2	$–
Equity Securities AFS(2)	14.0	0.2	13.8	–
Derivative assets at fair value – non-qualifying hedges(1)	93.7	–	93.7	–
Derivative assets at fair value – qualifying hedges	74.7	–	74.7	–
Total	$1,298.9	$212.5	$1,086.4	$–
Liabilities
Derivative liabilities at fair value – non-qualifying hedges(1)	$(62.8)	$–	$(36.2)	$(26.6)
Total	$(62.8)	$–	$(36.2)	$(26.6)

(1)	Derivative fair values include accrued interest

(2)	In preparing the year-end financial statements as of December 31, 2015, the Company discovered and corrected an immaterial error impacting the fair value leveling for Equity Securities AFS as of December 31, 2014. $13.8 million has been reclassified from level 1 to Level 2.

Debt and Equity Securities Classified as AFS and securities carried at fair value with changes recorded in Net Income — Debt and equity securities classified as AFS are carried at fair value, as determined either by Level 1, Level 2 or Level 3 inputs. Debt securities classified as AFS included investments in U.S. federal government agency and supranational securities and were valued using Level 2 inputs, primarily quoted prices for similar securities. Certain equity securities classified as AFS were valued using Level 1 inputs, primarily quoted prices in active markets. For Agency pass-through MBS, which are classified as Level 2, the Company generally determines estimated fair value utilizing prices obtained from independent broker dealers and recent trading activity for similar assets. Debt securities classified as AFS and securities carried at fair value with changes recorded in net income represent non-Agency MBS, the market for such securities is not active and the estimated fair value was determined using a discounted cash flow technique. The significant unobservable assumptions, which are verified to the extent possible using broker dealer quotes, are estimated by type of underlying collateral, including credit loss assumptions, estimated prepay-

CIT ANNUAL REPORT 2015    167

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ment speeds and appropriate discount rates. Given the lack of observable market data, the estimated fair value of the non-agency MBS is classified as Level 3.

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

Derivative Assets and Liabilities — The Company’s financial derivatives include interest rate swaps, floors, caps, forwards and credit derivatives. These derivatives are valued using models that incorporate inputs depending on the type of derivative, such as, interest rate curves, foreign exchange rates and volatility. Readily observable market inputs to models can be validated to external sources, including industry pricing services, or corroborated through recent trades, broker dealer quotes, yield curves, or other market-related data. As such, these derivative instruments are valued using a Level 2 methodology. In addition, these derivative values incorporate an assessment of the risk of counterparty nonperformance, measured based on the Company’s evaluation of credit risk. The fair values of the TRS derivative, written options on certain CIT Bank CDs and credit derivatives were estimated using Level 3 inputs.

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

Consideration Holdback Liability — In connection with the OneWest acquisition, the parties negotiated four separate holdbacks related to selected trailing risks, totaling $116 million, which reduced the cash consideration paid at closing. Any unapplied Holdback funds at the end of the respective holdback periods, which range from 1 – 5 years, are payable to the former OneWest shareholders. Unused funds for any of the four holdbacks cannot be applied against another holdback amount. The range of potential holdback to be paid is from $0 to $116 million. Based on management’s estimate of the probability of each holdback it was determined that the probable amount of holdback to be paid was $62.4 million. The amount expected to be paid was discounted based on CIT’s cost of funds. This contingent consideration was measured at fair value at the acquisition date and is re-measured at fair value in subsequent accounting periods, with the changes in fair value recorded in the statement of income, until the related contingent issues are resolved. Gross payments, which are determined based on the Company’s probability assessment, are discounted at a rate approximating the Company’s average coupon rate on deposits and borrowings. Due to the significant unobservable inputs used to calculate the estimated fair value, these measurements are classified as Level 3.

Item 8:  Financial Statements and Supplementary Data

168    CIT ANNUAL REPORT 2015

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize information about significant unobservable inputs related to the Company’s categories of Level 3 financial assets and liabilities measured on a recurring basis as of December 31, 2015.

Quantitative Information about Level 3 Fair Value Measurements — Recurring (dollars in millions)

Financial Instrument	Estimated Fair Value	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average
December 31, 2015
Assets
Securities – AFS	$567.1	Discounted cash flow	Discount Rate	0.0% – 94.5%	6.4%
			Prepayment Rate	2.7% – 20.8%	9.2%
			Default Rate	0.0% – 9.5%	4.1%
			Loss Severity	0.2% – 83.5%	36.4%
Securities carried at fair value with changes recorded in net income	$339.7	Discounted cash flow	Discount Rate	0.0% – 19.9%	6.3%
			Prepayment Rate	2.5% – 22.4%	11.5%
			Default Rate	0.0% – 5.9%	4.1%
			Loss Severity	3.8% – 39.0%	25.1%
FDIC Receivable	54.8	Discounted cash flow	Discount Rate	7.8% – 18.4%	9.4%
			Prepayment Rate	2.0% – 14.0%	3.6%
			Default Rate	6.0% – 36.0%	10.8%
			Loss Severity	20.0% – 65.0%	31.6%
Total Assets	$961.6
Liabilities
FDIC True-up liability	$(56.9)	Discounted cash flow	Discount Rate	4.1% – 4.1%	4.1%
Consideration holdback liability	(60.8)	Discounted cash flow	Payment Probability	0% – 100%	53.8%
			Discount Rate	3.0% – 3.0%	3.0%
Derivative liabilities - non qualifying	(55.5)	Market Comparables(1)
Total Liabilities	$(173.2)

(1)	The valuation of these derivatives is primarily related to the GSI facilities which is based on several factors using a discounted cash flow methodology, including a) funding costs for similar financings based on current market conditions; b) forecasted usage of long-dated facilities through the final maturity date in 2018; and c) forecasted amortization, due to principal payments on the underlying ABS, which impacts the amount of the unutilized portion.

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

The valuation techniques used for the Company’s Level 3 assets and liabilities, as presented in the previous tables, are described as follows:

-	Discounted cash flow — Discounted cash flow valuation techniques generally consist of developing an estimate of future cash flows that are expected to occur over the life of an instrument and then discounting those cash flows at a rate of return that results in the estimated fair value amount. The Company utilizes both the direct and indirect valuation methods. Under the direct method, contractual cash flows are adjusted for expected losses. The adjusted cash flows are discounted at a rate which considers other costs and risks, such as market risk and liquidity. Under the indirect method, contractual cash flows are discounted at a rate which reflects the costs and risks associated with the likelihood of generating the contractual cash flows.

-	Market comparables — Market comparable(s) pricing valuation techniques are used to determine the estimated fair value of certain instruments by incorporating known inputs such as recent transaction prices, pending transactions, or prices of other similar investments which require significant adjustment to reflect differences in instrument characteristics.

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

-	Default rate — is an estimate of the likelihood of not collecting contractual amounts owed expressed as a constant default rate.

-	Discount rate — is a rate of return used to present value the future expected cash flows to arrive at the estimated fair value of an instrument. The discount rate consists of a benchmark rate component and a risk premium component. The benchmark rate component, for example, LIBOR or U.S. Treasury rates, is generally observable within the market and is necessary to appropriately reflect the time value of money. The risk premium component reflects the amount of compensation market participants require due

CIT ANNUAL REPORT 2015    169

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to the uncertainty inherent in the instruments’ cash flows resulting from risks such as credit and liquidity.

-	Loss severity — is the percentage of contractual cash flows lost in the event of a default.

-	Prepayment rate — is the estimated rate at which forecasted prepayments of principal of the related loan or debt instrument are expected to occur, expressed as a constant prepayment rate (“CPR”).

-	Payment Probability — is an estimate of the likelihood the consideration holdback amount will be required to be paid expressed as a percentage.

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

The following table summarizes the changes in estimated fair value for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

Changes in Estimated Fair Value of Level 3 Financial Assets and Liabilities Measured on a Recurring Basis (dollars in millions)

	Securities- AFS	Securities carried at fair value with changes recorded in net income	FDIC Receivable	Derivative liabilities- non-qualifying(1)	FDIC True-up Liability	Consideration holdback Liability
December 31, 2014	$–	$–	$–	$(26.6)	$–	$–
Included in earnings	(2.9)	(2.5)	3.4	(28.9)	(0.6)	–
Included in comprehensive income	(6.8)	–	–	–	–	–
Impairment	(2.8)	–	–	–	–	–
Purchases	619.4	373.4	54.8	–	(56.3)	(60.8)
Paydowns	(39.8)	(31.2)	(3.4)	–	–	–
Balance as of December 31, 2015	$567.1	$339.7	$54.8	$(55.5)	$(56.9)	$(60.8)
December 31, 2013	$–	$–	$–	$(9.7)	$–	$–
Included in earnings	–	–	–	(16.9)	–	–
Balance as of December 31, 2014	$–	$–	$–	$(26.6)	$–	$–

(1)	Valuation of the derivatives related to the GSI facilities and written options on certain CIT Bank CDs.

The Company monitors the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in the observability of key inputs to a fair value measurement may result in a transfer of assets or liabilities between Level 1, 2 and 3. The Company’s policy is to recognize transfers in and transfers out as of the end of the reporting period. For the years ended December 31, 2015 and 2014, there were no transfers into or out of Level 1, Level 2 and Level 3.

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

Item 8:  Financial Statements and Supplementary Data

170    CIT ANNUAL REPORT 2015

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents financial assets measured at estimated fair value on a non-recurring basis for which a non-recurring change in fair value has been recorded in the current year:

Carrying Value of Assets Measured at Fair Value on a Non-recurring Basis (dollars in millions)

		Fair Value Measurements at Reporting Date Using:
	Total	Level 1	Level 2	Level 3	Total (Losses)
Assets
December 31, 2015
Assets held for sale	$1,648.3	$–	$31.0	$1,617.3	$(32.0)
Other real estate owned and repossessed assets	127.3	–	–	127.3	(5.7)
Impaired loans	127.6	–	–	127.6	(21.9)
Total	$1,903.2	$–	$31.0	$1,872.2	$(59.6)
December 31, 2014
Assets held for sale	$949.6	$–	$–	$949.6	$(73.6)
Impaired loans(1)	35.6	–	–	35.6	(12.4)
Total	$985.2	$–	$–	$985.2	$(86.0)

(1)	In preparing the year-end financial statements as of December 31, 2015, the Company discovered and corrected an immaterial error impacting the carrying amount and total losses related to Impaired Loans in the amount of $224 million (carrying amount) and $7.5 million (total losses) as of December 31, 2014.

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

Assets Held for Sale — Assets held for sale are recorded at the lower of cost or fair value on the balance sheet. As there is no liquid secondary market for the other assets held for sale in the Company’s portfolio, the fair value is estimated based on a binding contract, current letter of intent or other third-party valuation, or using internally generated valuations or discounted cash flow technique, all of which are Level 3 inputs. In those instances where third party valuations were utilized, the most significant assumptions were the discount rates which ranged from 4.4% to 13.0%. The estimated fair value of assets held for sale with impairment at the reporting date was $1,652.5 million.

Other Real Estate Owned — Other real estate owned represents collateral acquired from the foreclosure of secured real estate loans. Other real estate owned is measured at LOCOM less disposition costs. Estimated fair values of other real estate owned are reviewed on a quarterly basis and any decline in value below cost is recorded as impairment. Estimated fair value is generally based upon broker price opinions or independent appraisals, adjusted for costs to sell. The estimated costs to sell are incremental direct costs to transact a sale, such as broker commissions, legal fees, closing costs and title transfer fees. The costs must be essential to the sale and would not have been incurred if the decision to sell had not been made. The range of inputs in estimating appraised value or the sales price was 4.5% to 42.7% with a weighted average of 5.9%. The significant unobservable input is the appraised value or the sales price and thus is classified as Level 3. As of the reporting date, OREO estimated fair value was $128.6 million .

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

Fair Value Option

FDIC Receivable

The Company has made an irrevocable option to elect fair value for the initial and subsequent measurement of the FDIC receivable acquired by OneWest Bank in the IndyMac Transaction, as it was determined at the time of election that this treatment would allow a better economic offset of the changes in estimated fair values of the loans.

CIT ANNUAL REPORT 2015    171

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the differences between the estimated fair value carrying amount of those assets measured at estimated fair value under the fair value option, and the aggregate unpaid principal amount the Company is contractually entitled to receive or pay respectively:

	December 31, 2015
(dollars in millions)	Estimated Fair Value Carrying Amount	Aggregate Unpaid Principal	Estimated Fair Value Carrying Amount Less Aggregate Unpaid Principal
FDIC Receivable	$54.8	$204.5	$(149.7)

The gains and losses due to changes in the estimated fair value of the FDIC receivable under the fair value option are included in earnings for the period from August 3, 2015 (the date of the OneWest transaction) to December 31, 2015 and are shown in the Financial Assets and Liabilities Measured at Estimated Fair Value on a Recurring Basis section of this Note.

Securities Carried at Fair Value with Changes Recorded in Net Income

These securities were initially classified as available-for-sale upon acquisition; however, upon further review following the filing of the Company’s September 30, 2015 Form 10-Q, management determined that $373.4 million of these securities should have been classified as securities carried at fair value with changes recorded in net income as of the acquisition date, with the remainder classified as available-for-sale, and in the fourth quarter of 2015 management corrected this immaterial error impacting classification of investment securities. As of December 31, 2015, the non-agency MBS securities carried at fair value with changes recorded in net income totaled approximately $340 million.

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

Financial Instruments (dollars in millions)

		Estimated Fair Value
December 31, 2015	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and interest bearing deposits	$8,301.5	$8,301.5	$–	$–	$8,301.5
Derivative assets at fair value – non-qualifying hedges	95.6	–	95.6	–	95.6
Derivative assets at fair value – qualifying hedges	45.5	–	45.5	–	45.5
Assets held for sale (excluding leases)	738.8	21.8	55.8	669.1	746.7
Loans (excluding leases)	28,244.2	–	975.5	26,509.1	27,484.6
Investment securities(1)	2,953.8	11.5	1,678.7	1,265.0	2,955.2
Indemnification assets(2)	348.4	–	–	323.2	323.2
Other assets subject to fair value disclosure and unsecured counterparty receivables(3)	1,004.5	–	–	1,004.5	1,004.5
Financial Liabilities
Deposits(4)	(32,813.8)	–	–	(32,972.2)	(32,972.2)
Derivative liabilities at fair value – non-qualifying hedges	(103.3)	–	(47.8)	(55.5)	(103.3)
Derivative liabilities at fair value – qualifying hedges	(0.3)	–	(0.3)	–	(0.3)
Borrowings(4)	(18,717.1)	–	(16,358.2)	(2,808.8)	(19,167.0)
Credit balances of factoring clients	(1,344.0)	–	–	(1,344.0)	(1,344.0)
Other liabilities subject to fair value disclosure(5)	(1,943.5)	–	–	(1,943.5)	(1,943.5)

Item 8:  Financial Statements and Supplementary Data

172    CIT ANNUAL REPORT 2015

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments (dollars in millions) (continued)

		Estimated Fair Value
December 31, 2014	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and interest bearing deposits	$7,119.7	$7,119.7	$–	$–	$7,119.7
Derivative assets at fair value – non-qualifying hedges	93.7	–	93.7	–	93.7
Derivative assets at fair value – qualifying hedges	74.7	–	74.7	–	74.7
Assets held for sale (excluding leases)(6)	67.0	–	8.0	59.2	67.2
Loans (excluding leases)(7)	14,859.6	–	1,585.4	12,995.6	14,581.0
Securities purchased under agreements to resell	650.0	–	650.0	–	650.0
Investment securities(8)	1,550.3	247.8	1,173.1	137.4	1,558.3
Other assets subject to fair value disclosure and unsecured counterparty receivables(3)	809.5	–	–	809.5	809.5
Financial Liabilities
Deposits(4)	(15,891.4)	–	–	(15,972.2)	(15,972.2)
Derivative liabilities at fair value – non-qualifying hedges	(62.8)	–	(36.2)	(26.6)	(62.8)
Borrowings(4)	(18,657.9)	–	(15,906.3)	(3,338.1)	(19,244.4)
Credit balances of factoring clients	(1,622.1)	–	–	(1,622.1)	(1,622.1)
Other liabilities subject to fair value disclosure(5)	(1,811.8)	–	–	(1,811.8)	(1,811.8)

(1)	Level 3 estimated fair value includes debt securities AFS ($567.1 million), debt securities carried at fair value with changes recorded in net income ($339.7 million), non-marketable investments ($291.9 million), and debt securities HTM ($66.3 million).

(2)	The indemnification assets included in the above table does not include Agency claims indemnification ($65.6 million) and Loan indemnification ($0.7) million, as they are not considered financial instruments.

(3)	Other assets subject to fair value disclosure primarily include accrued interest receivable and miscellaneous receivables. These assets have carrying values that approximate fair value generally due to the short-term nature and are classified as Level 3. The unsecured counterparty receivables primarily consist of amounts owed to CIT from GSI for debt discount, return of collateral posted to GSI and settlements resulting from market value changes to asset-backed securities underlying the GSI Facilities. Amounts as of December 31, 2014 have been conformed to the current presentation.

(4)	Deposits and borrowings include accrued interest, which is included in “Other liabilities” in the Balance Sheet.

(5)	Other liabilities subject to fair value disclosure include accounts payable, accrued liabilities, customer security and maintenance deposits and miscellaneous liabilities. The fair value of these approximate carrying value and are classified as level 3. Amounts as of December 31, 2014 have been conformed to the current presentation.

(6)	In preparing the year-end financial statements as of December 31, 2015, the Company discovered and corrected an immaterial error impacting the fair value leveling for assets held for sale (excluding leases) as of December 31, 2014. $8.0 million has been reclassified from Level 3 to Level 2.

(7)	In preparing the interim financial statements for the quarter ended September 30, 2015 and the year-end financial statements as of December 31, 2015, the Company discovered and corrected an immaterial error impacting the carrying value and estimated Level 3 fair value relating to the Loans (excluding leases) line item in the amount of $480.1 million; with an estimated fair value using Level 3 inputs of $504.8 million as of December 31, 2014.

(8)	In preparing the year-end financial statements as of December 31, 2015, the Company discovered and corrected an immaterial error impacting the fair value leveling for Investment Securities as of December 31, 2014. $203.3 million of debt securities HTM and $13.8 million Equity Securities AFS have been reclassified from Level 1 to Level 2.

The methods and assumptions used to estimate the fair value of each class of financial instruments are explained below:

Cash and interest bearing deposits — The carrying values of cash and interest bearing deposits are at face amount. The impact of the time value of money from the unobservable discount rate for restricted cash is inconsequential as of December 31, 2015 and December 31, 2014. Accordingly cash and cash equivalents and restricted cash approximate estimated fair value and are classified as Level 1.

Derivatives — The estimated fair values of derivatives were calculated using observable market data and represent the gross amount receivable or payable to terminate, taking into account current market rates, which represent Level 2 inputs, except for the TRS derivative, written options on certain CIT Bank CDs and credit derivatives that utilized Level 3 inputs. See Note 11 — Derivative Financial Instruments for notional principal amounts and fair values.

Securities purchased under agreements to resell — The estimated fair values of securities purchased under agreements to resell were calculated internally based on discounted cash flows that utilize observable market rates for the applicable maturity and which represent Level 2 inputs.

Investment Securities — Debt and equity securities classified as AFS are carried at fair value, as determined either by Level 1 or Level 2 inputs. Debt securities classified as AFS included investments in U.S. federal government agency and supranational securities and were valued using Level 2 inputs, primarily quoted prices for similar securities. Debt securities carried at fair value with changes recorded in net income include non-agency MBS where the market for such securities is not active; therefore the

CIT ANNUAL REPORT 2015    173

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

estimated fair value was determined using a discounted cash flow technique which is a Level 3 input. Certain equity securities classified as AFS were valued using Level 1 inputs, primarily quoted prices in active markets. Debt securities classified as HTM include government agency securities and foreign government treasury bills and were valued using Level 1 or Level 2 inputs. For debt securities HTM where no market rate was available, Level 3 inputs were utilized. Debt securities HTM are securities that the Company has both the ability and the intent to hold until maturity and are carried at amortized cost and periodically assessed for OTTI, with the cost basis reduced when impairment is deemed to be other-than-temporary. Non-marketable equity investments utilize Level 3 inputs to estimate fair value and are generally recorded under the cost or equity method of accounting and are periodically assessed for OTTI, with the net asset values reduced when impairment is deemed to be other-than-temporary. For investments in limited partnership equity interests, (included in other assets) we use the net asset value provided by the fund manager as an appropriate measure of fair value.

Assets held for sale — Assets held for sale are recorded at the lower of cost or fair value on the balance sheet. Of the assets held for sale above, $21.1 million carrying amount was valued using quoted prices, which are Level 1 inputs, and $51.1 million carrying amount at December 31, 2015 was valued using Level 2 inputs. As there is no liquid secondary market for the other assets held for sale in the Company’s portfolio, the fair value is estimated based on a binding contract, current letter of intent or other third-party valuation, or using internally generated valuations or discounted cash flow technique, all of which are Level 3 inputs. Commercial loans are generally valued individually, which small ticket commercial loans are value on an aggregate portfolio basis.

Loans — Within the Loans category, there are several types of loans as follows:

-	Commercial Loans — Of the loan balance above, approximately $1.0 billion at December 31, 2015 and $1.6 billion at December 31, 2014, was valued using Level 2 inputs. As there is no liquid secondary market for the other loans in the Company’s portfolio, the fair value is estimated based on discounted cash flow analyses which use Level 3 inputs at both December 31, 2015 and December 31, 2014. In addition to the characteristics of the underlying contracts, key inputs to the analysis include interest rates, prepayment rates, and credit spreads. For the commercial loan portfolio, the market based credit spread inputs are derived from instruments with comparable credit risk characteristics obtained from independent third party vendors. As these Level 3 unobservable inputs are specific to individual loans / collateral types, management does not believe that sensitivity analysis of individual inputs is meaningful, but rather that sensitivity is more meaningfully assessed through the evaluation of aggregate carrying values of the loans. The fair value of loans at December 31, 2015 was $27.5 billion, which was 97.3% of carrying value. The fair value of loans at December 31, 2014 was $14.6 billion, which was 98.2% of carrying value.

-	Impaired Loans — The value of impaired loans is estimated using the fair value of collateral (on an orderly liquidation basis) if the loan is collateralized, the present value of expected cash flows utilizing the current market rate for such loan, or observable market price. As these Level 3 unobservable inputs are specific to individual loans / collateral types, management does not believe that sensitivity analysis of individual inputs is meaningful, but rather that sensitivity is more meaningfully assessed through the evaluation of aggregate carrying values of impaired loans relative to contractual amounts owed (unpaid principal balance or “UPB”) from customers. As of December 31, 2015, the UPB related to impaired loans totaled $172.5 million. Including related allowances, these loans are carried at $121.8 million, or 70.6% of UPB. Of these amounts, $33.3 million and $21.9 million of UPB and carrying value, respectively, relate to loans with no specific allowance. As of December 31, 2014 the UPB related to impaired loans, including loans for which the Company was applying the income recognition and disclosure guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality), totaled $85.3 million and including related allowances, these loans were carried at $45.1 million, or 53% of UPB. Of these amounts, $29.2 million and $21.2 million of UPB and carrying value relate to loans with no specific allowance. The difference between UPB and carrying value reflects cumulative charge-offs on accounts remaining in process of collection, FSA discounts and allowances. See Note 3 — Loans for more information.

-	PCI loans — These loans are valued by grouping the loans into performing and non-performing groups and stratifying the loans based on common risk characteristics such as product type, FICO score and other economic attributes. Due to a lack of observable market data, the estimated fair value of these loan portfolios was based on an internal model using unobservable inputs, including discount rates, prepayment rates, delinquency roll-rates, and loss severities. Due to the significance of the unobservable inputs, these instruments are classified as Level 3.

-	Jumbo Mortgage Loans — The estimated fair value was determined by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Due to the unobservable nature of the inputs used in deriving the estimated fair value of these instruments, these loans are classified as Level 3.

Indemnification Assets — The Company’s indemnification assets relating to the SFR loans purchased in the OneWest Bank Transaction are measured on the same basis as the related indemnified item, the underlying SFR and commercial loans. The estimated fair values reflect the present value of expected reimbursements under the indemnification agreements based on the loan performance discounted at an estimated market rate, and classified as Level 3. See “Loans Held for Investment” above for more information.

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

Item 8:  Financial Statements and Supplementary Data

174    CIT ANNUAL REPORT 2015

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Borrowings

-	Unsecured debt — Approximately $10.7 billion par value at December 31, 2015 and $12.0 billion par value at December 31, 2014 were valued using market inputs, which are Level 2 inputs.

-	Structured financings — Approximately $5.1 billion par value at December 31, 2015 and $3.3 billion par value at December 31, 2014 were valued using market inputs, which are Level 2 inputs. Where market estimates were not available for approximately $2.7 billion and $3.2 billion par value at December 31, 2015 and December 31, 2014, respectively, values were estimated using a discounted cash flow analysis with a discount rate approximating current market rates for issuances by CIT of similar debt, which are Level 3 inputs.

-	FHLB Advances — Estimated fair value is based on a discounted cash flow model that utilizes benchmark interest rates and other observable market inputs. The discounted cash flow model uses the contractual advance features to determine the cash flows with a zero spread to the forward FHLB curve, which are discounted using observable benchmark interest rates. As the model inputs can be observed in a liquid market and the model does not require significant judgment, FHLB advances are classified as Level 2.

Credit balances of factoring clients — The impact of the time value of money from the unobservable discount rate for credit balances of factoring clients is inconsequential due to the short term nature of these balances (typically 90 days or less) as of December 31, 2015 and December 31, 2014. Accordingly, credit balances of factoring clients approximate estimated fair value and are classified as Level 3.

NOTE 14 — STOCKHOLDERS’ EQUITY

In conjunction with the OneWest Transaction, consideration paid included the issuance of approximately 30.9 million shares of CIT Group Inc. common stock, which came out of Treasury shares. A roll forward of common stock activity is presented in the following table.

	Issued	Less Treasury	Outstanding
Common Stock – December 31, 2014	203,127,291	(22,206,716)	180,920,575
Common stock issuance – acquisition(1)	–	30,946,249	30,946,249
Restricted stock issued	1,273,708	–	1,273,708
Repurchase of common stock	–	(11,631,838)	(11,631,838)
Shares held to cover taxes on vesting restricted shares and other	–	(533,956)	(533,956)
Employee stock purchase plan participation	46,770	–	46,770
Common Stock – December 31, 2015	204,447,769	(3,426,261)	201,021,508

(1)	Excludes approximately 1.0 million of unvested RSUs.

We declared and paid dividends totaling $0.60 per common share during 2015. We declared and paid cash dividends totaling $0.50 per common share during 2014.

Accumulated Other Comprehensive Income/(Loss)

Total comprehensive income was $1,048.4 million for the year ended December 31, 2015, compared to $1,069.7 million for the year ended December 31, 2014 and $679.8 million for the year ended December 31, 2013, including accumulated other comprehensive loss of $142.1 million and $133.9 million at December 2015 and 2014, respectively.

The following table details the components of Accumulated Other Comprehensive Loss, net of tax:

Components of Accumulated Other Comprehensive Income (Loss) (dollars in millions)

	December 31, 2015			December 31, 2014
	Gross Unrealized	Income Taxes	Net Unrealized	Gross Unrealized	Income Taxes	Net Unrealized
Foreign currency translation adjustments	$(29.8)	$(35.9)	$(65.7)	$(75.4)	$–	$(75.4)
Changes in benefit plan net gain (loss) and prior service (cost)/credit	(76.3)	7.0	(69.3)	(58.7)	0.2	(58.5)
Unrealized net gains (losses) on available for sale securities	(11.4)	4.3	(7.1)	–	–	–
Total accumulated other comprehensive loss	$(117.5)	$(24.6)	$(142.1)	$(134.1)	$0.2	$(133.9)

CIT ANNUAL REPORT 2015    175

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table details the changes in the components of Accumulated Other Comprehensive Income (Loss), net of income taxes:

Changes in Accumulated Other Comprehensive Loss by Component (dollars in millions)

	Foreign currency translation adjustments	Changes in benefit plan net gain (loss) and prior service (cost) credit	Changes in fair values of derivatives qualifying as cash flow hedges	Unrealized net gains (losses) on available for sale securities	Total AOCI
Balance as of December 31, 2014	$(75.4)	$(58.5)	$–	$–	$(133.9)
AOCI activity before reclassifications	(70.8)	(12.8)	–	(7.1)	(90.7)
Amounts reclassified from AOCI	80.5	2.0	–	–	82.5
Net current period AOCI	9.7	(10.8)	–	(7.1)	(8.2)
Balance as of December 31, 2015	$(65.7)	$(69.3)	$–	$(7.1)	$(142.1)
Balance as of December 31, 2013	$(49.4)	$(24.1)	$(0.2)	$0.1	$(73.6)
AOCI activity before reclassifications	(41.8)	(42.5)	0.2	(0.6)	(84.7)
Amounts reclassified from AOCI	15.8	8.1	–	0.5	24.4
Net current period AOCI	(26.0)	(34.4)	0.2	(0.1)	(60.3)
Balance as of December 31, 2014	$(75.4)	$(58.5)	$–	$–	$(133.9)

Other Comprehensive Income/(Loss)

The amounts included in the Statement of Comprehensive Income (Loss) are net of income taxes.

Foreign currency translation reclassification adjustments impacting net income were $80.5 million for 2015, $15.8 million for 2014 and $8.4 million for 2013. The change in income taxes associated with foreign currency translation adjustments was $(35.9) million for the year ended December 31, 2015 and there were no taxes associated with foreign currency translation adjustments for 2014 and 2013.

The changes in benefit plans net gain/(loss) and prior service (cost)/credit reclassification adjustments impacting net income was $2.0 million, $8.1 million and $(0.2) million for the years ended December 31, 2015, 2014 and 2013, respectively. The change in income taxes associated with changes in benefit plans net gain/(loss) and prior service (cost)/credit was $6.8 million for the year ended December 31, 2015 was not significant for the prior year periods.

There were no reclassification adjustments impacting net income related to changes in fair value of derivatives qualifying as cash flow hedges for the year ended December 31, 2015 and were insignificant for 2014 and 2013. There were no income taxes associated with changes in fair values of derivatives qualifying as cash flow hedges for the years ended December 31, 2015, 2014 and 2013.

There were no reclassification adjustments impacting net income related to unrealized gains (losses) on available for sale securities for the year ended December 31, 2015 compared to $0.5 million for 2014 and $0.8 million for 2013. The change in income taxes associated with net unrealized gains on available for sale securities was $4.3 million, $0.2 million and $1.3 million for the years ended December 31, 2015, 2014 and 2013.

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

Reclassifications Out of Accumulated Other Comprehensive Income (dollars in millions)

	Years Ended December 31,
	2015			2014
	Gross Amount	Tax	Net Amount	Gross Amount	Tax	Net Amount	Affected Income Statement line item
Foreign currency translation adjustments gains (losses)	$73.4	$7.1	$80.5	$15.8	$–	$15.8	Other Income
Changes in benefit plan net gain/(loss) and prior service (cost)/credit gains (losses)	2.3	(0.3)	2.0	8.1	–	8.1	Operating Expenses
Unrealized net gains (losses) on available for sale securities	–	–	–	0.8	(0.3)	0.5	Other Income
Total Reclassifications out of AOCI	$75.7	$6.8	$82.5	$24.7	$(0.3)	$24.4

Item 8:  Financial Statements and Supplementary Data

176    CIT ANNUAL REPORT 2015

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — REGULATORY CAPITAL

CIT acquired the assets and liabilities of OneWest Bank in August 2015, as described in Note 2 — Acquisition and Disposition Activities. The impact of the acquisition is reflected in the balances and ratios as of December 31, 2015 for both CIT and CIT Bank, N.A.

The Company and the Bank are each subject to various regulatory capital requirements administered by the FRB and the OCC. Quantitative measures established by regulation to ensure capital adequacy require that the Company and the Bank each maintain minimum amounts and ratios of Total, Tier 1 and Common Equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. We compute capital ratios in accordance with Federal Reserve capital guidelines and OCC capital guidelines for assessing adequacy of capital for the Company and CIT Bank, respectively. At December 31, 2015, the regulatory capital guidelines applicable to the Company and CIT Bank were based on the Basel III Final Rule. At December 31, 2014, the regulatory capital guidelines that were applicable to the Company and CIT Bank were based on the Capital Accord of the Basel Committee on Banking Supervision (Basel I).

The calculation of the Company’s regulatory capital ratios are subject to review and consultation with the FRB, which may result in refinements to amounts reported at December 31, 2015.

The following table summarizes the actual and minimum required capital ratios:

Tier 1 Capital and Total Capital Components(1) (dollars in millions)

	CIT		CIT Bank
Tier 1 Capital	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Total stockholders’ equity(2)	$10,978.1	$9,068.9	$5,606.4	$2,716.4
Effect of certain items in accumulated other comprehensive loss excluded from Tier 1 Capital and qualifying noncontrolling interests	76.9	53.0	7.0	(0.2)
Adjusted total equity	11,055.0	9,121.9	5,613.4	2,716.2
Less: Goodwill(3)	(1,130.8)	(571.3)	(830.8)	(167.8)
Disallowed deferred tax assets	(904.5)	(416.8)	–	–
Disallowed intangible assets(3)	(53.6)	(25.7)	(58.3)	(12.1)
Investment in certain subsidiaries	NA	(36.7)	NA	–
Other Tier 1 components(4)	(0.1)	(4.1)	–	–
Common Equity Tier 1 Capital	8,966.0	8,067.3	4,724.3	2,536.3
Tier 1 Capital	8,966.0	8,067.3	4,724.3	2,536.3
Tier 2 Capital
Qualifying allowance for credit losses and other reserves(5)	403.3	381.8	374.7	245.1
Less: Investment in certain subsidiaries	NA	(36.7)	NA	–
Other Tier 2 components(6)	–	–	–	0.1
Total qualifying capital	$9,369.3	$8,412.4	$5,099.0	$2,781.5
Risk-weighted assets	$69,563.6	$55,480.9	$36,843.8	$19,552.3
Common Equity Tier 1 Capital (to risk-weighted assets):
Actual	12.9%	NA	12.8%	NA
Effective minimum ratios under Basel III guidelines(7)	4.5%	NA	4.5%	NA
Tier 1 Capital (to risk-weighted assets):
Actual	12.9%	14.5%	12.8%	13.0%
Effective minimum ratios under Basel III and Basel I guidelines(7)	6.0%	6.0%	6.0%	6.0%
Total Capital (to risk-weighted assets):
Actual	13.5%	15.2%	13.8%	14.2%
Effective minimum ratios under Basel III and Basel I guidelines(7)	8.0%	10.0%	8.0%	10.0%
Tier 1 Leverage Ratio:
Actual	13.5%	17.4%	10.9%	12.2%
Required minimum ratio for capital adequacy purposes	4.0%	4.0%	4.0%	4.0%

NA – Balance is not applicable under the respective guidelines.

(1)	The 2015 presentation reflects the risk-based capital guidelines under Basel III, which became effective on January 1, 2015. The December 31, 2014 presentation reflects the risk-based capital guidelines under the then effective Basel I.

(2)	See Consolidated Balance Sheets for the components of Total stockholders’ equity.

(3)	Goodwill and disallowed intangible assets adjustments include the respective portion of deferred tax liability in accordance with guidelines under Basel III.

(4)	Includes the Tier 1 capital charge for nonfinancial equity investments under Basel I.

(5)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit, and deferred purchase agreements, all of which are recorded in Other Liabilities.

(6)	Banking organizations are permitted to include in Tier 2 Capital up to 45% of net unrealized pretax gains on available-for-sale equity securities with readily determinable fair values.

(7)	Required ratios under Basel III Final Rule currently in effect.

CIT ANNUAL REPORT 2015    177

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

With respect to CIT Bank, the Basel III Final Rule revises the “prompt corrective action” (“PCA”) regulations adopted pursuant to Section 38 of the Federal Deposit Insurance Act, by: (i) introducing a CET1 ratio requirement at each PCA category (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the previous 6%); and (iii) eliminating the prior provision that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and requiring a minimum Tier 1 leverage ratio of 5.0%. The Basel III Final Rule does not change the total risk-based capital requirement for any PCA category.

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

The Company and CIT Bank have met all capital requirements under the Basel III Final Rule, including the capital conservation buffer.

CIT Bank’s capital ratios were all in excess of minimum guidelines for well capitalized at December 31, 2015. Neither CIT nor CIT Bank is subject to any order or written agreement regarding any capital requirements.

NOTE 16 — EARNINGS PER SHARE

The reconciliation of the numerator and denominator of basic EPS with that of diluted EPS is presented below:

	Years Ended December 31,
(dollars in millions, except per share amounts; shares in thousands)	2015	2014	2013
Earnings / (Loss)
Income from continuing operations	$1,067.0	$1,077.5	$644.4
Income (loss) from discontinued operations	(10.4)	52.5	31.3
Net income	$1,056.6	$1,130.0	$675.7
Weighted Average Common Shares Outstanding
Basic shares outstanding	185,500	188,491	200,503
Stock-based awards(1)	888	972	1,192
Diluted shares outstanding	186,388	189,463	201,695
Basic Earnings Per common share data
Income from continuing operations	$5.75	$5.71	$3.21
Income (loss) from discontinued operation	$(0.05)	$0.28	$0.16
Basic income per common share	$5.70	$5.99	$3.37
Diluted Earnings Per common share data
Income from continuing operations	$5.72	$5.69	$3.19
Income (loss) from discontinued operation	$(0.05)	$0.27	$0.16
Diluted income per common share	$5.67	$5.96	$3.35

(1)	Represents the incremental shares from in-the-money non-qualified restricted stock awards, performance shares, and stock options. Weighted average restricted shares, performance shares and options that were out-of-the money and excluded from diluted earnings per share totaled 2.0 million for the year ended December 31, 2015.

Item 8:  Financial Statements and Supplementary Data

178    CIT ANNUAL REPORT 2015

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — NON-INTEREST INCOME

The following table sets forth the components of non-interest income:

Non-interest Income (dollars in millions)

	Years Ended December 31,
	2015	2014	2013
Rental income on operating leases	$2,152.5	$2,093.0	$1,897.4
Other Income:
Factoring commissions	116.5	120.2	122.3
Fee revenues	108.6	93.1	101.5
Gains on sales of leasing equipment	101.1	98.4	130.5
Gains on investments	0.9	39.0	8.2
Loss on OREO sales	(5.4)	–	–
Gains (losses) on derivatives and foreign currency exchange	(32.9)	(37.8)	1.0
(Loss) gains on loan and portfolio sales	(47.3)	34.3	48.8
Impairment on assets held for sale	(59.6)	(100.7)	(124.0)
Other revenues	37.6	58.9	93.0
Total other income	219.5	305.4	381.3
Total non-interest income	$2,372.0	$2,398.4	$2,278.7

NOTE 18 — NON-INTEREST EXPENSES

The following table sets forth the components of Non-interest expenses:

Non-interest Expense (dollars in millions)

	Years Ended December 31,
	2015	2014	2013
Depreciation on operating lease equipment	$640.5	$615.7	$540.6
Maintenance and other operating lease expenses	231.0	196.8	163.1
Operating expenses:
Compensation and benefits	594.0	533.8	535.4
Professional fees	141.0	80.6	69.1
Technology	109.8	85.2	83.3
Provision for severance and facilities exiting activities	58.2	31.4	36.9
Net occupancy expense	50.7	35.0	35.3
Advertising and marketing	31.3	33.7	25.2
Intangible assets amortization	13.3	1.4	–
Other expenses	170.0	140.7	185.0
Total operating expenses	1,168.3	941.8	970.2
Loss on debt extinguishments	2.6	3.5	–
Total non-interest expenses	$2,042.4	$1,757.8	$1,673.9

NOTE 19 — INCOME TAXES

The following table presents the U.S. and non-U.S. components of income (loss) before (benefit)/provision for income taxes:

Income (Loss) From Continuing Operations Before Benefit (Provision) for Income Taxes (dollars in millions)

	Years Ended December 31,
	2015	2014	2013
U.S. operations	$238.8	$342.4	$374.2
Non-U.S. operations	339.7	338.4	360.0
Income from continuing operations before benefit/(provision) for income taxes	$578.5	$680.8	$734.2

CIT ANNUAL REPORT 2015    179

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The (benefit) provision for income taxes is comprised of the following:

(Benefit) Provision for Income Taxes (dollars in millions)

	Years Ended December 31,
	2015	2014	2013
Current U.S. federal income tax provision	$0.3	$0.9	$0.1
Deferred U.S. federal income tax provision/(benefit)	(563.6)	(405.6)	18.9
Total federal income tax (benefit)/provision	(563.3)	(404.7)	19.0
Current state and local income tax provision	5.8	6.9	6.0
Deferred state and local income tax (benefit)/provision	(20.0)	2.1	1.0
Total state and local income tax (benefit)/provision	(14.2)	9.0	7.0
Total non-U.S. income tax provision	82.4	1.2	66.5
Total (benefit)/provision for income taxes	$(495.1)	$(394.5)	$92.5
Continuing operations	$(488.4)	$(397.9)	$83.9
Discontinued operations	(6.7)	3.4	8.6
Total (benefit)/provision for income taxes	$(495.1)	$(394.5)	$92.5

A reconciliation from the U.S. Federal statutory rate to the Company’s actual effective income tax rate is as follows:

Percentage of Pretax Income Years Ended December 31 (dollars in millions)

	Effective Tax Rate
	2015			2014			2013
Continuing Operations	Pretax Income	Income tax expense (benefit)	Percent of pretax income	Pretax (loss)	Income tax expense (benefit)	Percent of pretax (loss)	Pretax (loss)	Income tax expense (benefit)	Percent of pretax income (loss)
Federal income tax rate	$578.5	$202.4	35.0%	$680.8	$238.3	35.0%	$734.2	$256.9	35.0%
Increase (decrease) due to:
State and local income taxes, net of federal income tax benefit		(8.7)	(1.5)		9.0	1.3		6.2	0.8
Lower tax rates applicable to non-U.S. earnings		(88.7)	(15.3)		(99.7)	(14.6)		(97.1)	(13.2)
International income subject to U.S. tax		50.2	8.7		46.0	6.8		55.7	7.6
Unrecognized tax expense (benefit)		4.5	0.8		(269.2)	(39.5)		0.3	–
Deferred income taxes on international unremitted earnings		30.2	5.2		(7.8)	(1.2)		(24.7)	(3.4)
Valuation allowances		(693.8)	(120.0)		(313.3)	(46.0)		(100.6)	(13.7)
International tax settlements		(3.5)	(0.6)		(1.1)	(0.2)		(11.2)	(1.5)
Other		19.0	3.2		(0.1)	–		(1.6)	(0.2)
Effective Tax Rate – Continuing operations		$(488.4)	(84.5)%		$(397.9)	(58.4)%		$83.9	11.4%
Discontinued Operation
Federal income tax rate	$(17.1)	$(6.0)	35.0%	$55.9	$19.6	35.0%	$39.9	$14.0	35.0%
Increase (decrease) due to:
State and local income taxes, net of federal income tax benefit		(0.7)	3.7		(0.1)	(0.1)		0.7	1.7
Lower tax rates applicable to non-U.S. earnings		–	–		1.5	2.7		15.3	38.5
International income subject to U.S. tax		–	–		(2.7)	(4.7)		(17.9)	(44.9)
Valuation Allowances		–	–		(14.9)	(26.7)		(3.5)	(8.8)
Effective Tax Rate – Discontinued operation		$(6.7)	38.7%		$3.4	6.2%		$8.6	21.5%
Total Effective Tax Rate		$(495.1)	(88.2)%		$(394.5)	(53.5)%		$92.5	11.9%

Item 8:  Financial Statements and Supplementary Data

180    CIT ANNUAL REPORT 2015

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to deferred income tax assets and liabilities are presented below:

Components of Deferred Income Tax Assets and Liabilities (dollars in millions)

	December 31,
	2015	2014
Deferred Tax Assets:
Net operating loss (NOL) carry forwards	$2,779.4	$2,837.0
Loans and direct financing leases	18.5	48.5
Basis difference in loans	288.2	–
Provision for credit losses	164.3	163.7
Accrued liabilities and reserves	183.1	91.7
FSA adjustments – aircraft and rail contracts	27.1	46.1
Deferred stock-based compensation	46.1	29.5
Other	126.5	135.1
Total gross deferred tax assets	3,633.2	3,351.6
Deferred Tax Liabilities:
Operating leases	(1,953.7)	(1,797.6)
Basis difference in mortgage backed securities	(145.4)	–
Basis difference in federal home loan bank stock	(33.0)	–
Non-U.S. unremitted earnings	(145.9)	(162.0)
Unrealized foreign exchange gains	(47.3)	(19.3)
Goodwill and intangibles	(123.8)	(62.4)
Other	(40.7)	(32.6)
Total deferred tax liabilities	(2,489.8)	(2,073.9)
Total net deferred tax asset before valuation allowances	1,143.4	1,277.7
Less: Valuation allowances	(341.0)	(1,122.4)
Net deferred tax asset (liability) after valuation allowances	$802.4	$155.3

2009 Bankruptcy

CIT filed prepackaged voluntary petitions for relief under the U.S. bankruptcy Code on November 1, 2009 and emerged from bankruptcy on December 10, 2009. As a consequence of the bankruptcy, CIT realized cancellation of indebtedness income (“CODI”) which generally reduced certain favorable tax attributes of CIT existing at that time. CIT tax attribute reductions included a reduction to the Company’s U.S. federal net operating loss carry-forwards (“NOLs”) of approximately $4.3 billion and the tax bases in its assets of $2.8 billion.

CIT’s reorganization in 2009 constituted an ownership change under Section 382 of the Internal Revenue Code, which placed an annual dollar limit on the use of the remaining pre-bankruptcy NOLs. In general, the Company’s annual limitation on use of pre-bankruptcy NOLs is approximately $265 million per annum. NOLs arising in post-emergence years are not subject to this limitation absent another ownership change as defined by Section 382. The acquisition of OneWest Bank created no further annual dollar limit under Section 382.

Net Operating Loss Carry-forwards

As of December 31, 2015, CIT has deferred tax assets (“DTAs”) totaling $2.8 billion on its global NOLs. This includes: (1) a DTA of $2.0 billion relating to its cumulative U.S. federal NOLs of $5.7 billion, after the CODI reduction of tax attributes described in the section above; (2) DTAs of $0.4 billion relating to cumulative state NOLs of $8.0 billion, including amounts of reporting entities that file in multiple jurisdictions, and (3) DTAs of $0.4 billion relating to cumulative non-U.S. NOLs of $3.1 billion.

Of the $5.7 billion U.S. federal NOLs, approximately $2.9 billion relate to the pre-emergence bankruptcy period and are subject to the Section 382 limitation discussed above, of which approximately $1.2 billion is no longer subject to the limitation. There was little change in the U.S. federal NOLs from the prior year as a result of minimal amount of taxable income for the current year, primarily due to accelerated tax depreciation on the operating lease portfolios. The U.S. federal NOL’s will expire beginning in 2027 through 2033. Approximately $260 million of state NOLs will expire in 2016. While most of the non-U.S. NOLs have no expiration date, a small portion will expire over various periods, including an insignificant amount expiring in 2016.

The determination of whether or not to maintain the valuation allowances on certain reporting entities’ DTAs requires significant judgment and an analysis of all positive and negative evidence to determine whether it is more likely than not that these future benefits will be realized. ASC 740-10-30-18 states that “future realization of the tax benefit of an existing deductible temporary difference or NOL carry-forward ultimately depends on the existence of sufficient taxable income within the carryback and carry-forward periods available under the tax law.” As such, the Company considered the following potential sources of taxable income in its assessment of a reporting entity’s ability to recognize its net DTA:

CIT ANNUAL REPORT 2015    181

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-	Taxable income in carryback years,

-	Future reversals of existing taxable temporary differences (deferred tax liabilities),

-	Prudent and feasible tax planning strategies, and

-	Future taxable income forecasts.

Through the second quarter of 2014, the Company generally maintained a full valuation allowance against its net DTAs. During the third quarter of 2014, management concluded that it was more likely than not that the Company will generate sufficient future taxable income within the applicable carry-forward periods to realize $375 million of its U.S. net federal DTAs. This conclusion was reached after weighing all of the evidence and determining that the positive evidence outweighed the negative evidence which included consideration of:

-	The U.S. group transitioned into a 3-year (12 quarter) cumulative normalized income position in the third quarter of 2014, resulting in the Company’s ability to significantly increase the reliance on future taxable income forecasts.

-	Management’s long-term forecast of future U.S. taxable income supporting partial utilization of the U.S. federal NOLs prior to their expiration, and

-	U.S. federal NOLs not expiring until 2027 through 2033.

The forecast of future taxable income for the Company reflects a long-term view of growth and returns that management believes is more likely than not of being realized.

For the U.S. state valuation allowance, the Company analyzed the state net operating loss carry-forwards for each reporting entity to determine the amounts that are expected to expire unused. Based on this analysis, it was determined that the existing valuation allowance was still required on the U.S. state DTAs on net operating loss carry-forwards. Accordingly, no discrete adjustment was made to the U.S. State valuation allowance in 2014. The negative evidence supporting this conclusion was as follows:

-	Certain separate U.S. state filing entities remaining in a three year cumulative loss, and

-	State NOLs expiration periods varying in time.

Additionally, during 2014, the Company reduced the U.S. federal and state valuation allowances in the normal course as the Company recognized U.S. taxable income. This taxable income reduced the DTA on NOLs, and, when combined with a concurrent increase in net deferred tax liabilities, which are mainly related to accelerated tax depreciation on the operating lease portfolios, resulted in a reduction in the net DTA and corresponding reduction in the valuation allowance. This net reduction was further offset by favorable IRS audit adjustments and the favorable resolution of an uncertain tax position related to the computation of cancellation of debt income “CODI” coming out of the 2009 bankruptcy, which resulted in adjustments to the NOLs. As of December 31, 2014, the Company retained a valuation allowance of $1.0 billion against its U.S. net DTAs, of which approximately $0.7 billion was against its DTA on the U.S. federal NOLs and $0.3 billion was against its DTA on the U.S. state NOLs.

The ability to recognize the remaining valuation allowances against the DTAs on the U.S. federal and state NOLs, and capital loss carry-forwards was evaluated on a quarterly basis to determine if there were any significant events that affected our ability to utilize the DTAs. If events were identified that affected our ability to utilize our DTAs, the analysis was updated to determine if any adjustments to the valuation allowances were required. Such events included acquisitions that support the Company’s long-term business strategies while also enabling it to accelerate the utilization of its net operating losses, as evidenced by the acquisition of Direct Capital Corporation in 2014 and the acquisition of OneWest Bank in 2015.

During the third quarter of 2015, Management updated the Company’s long-term forecast of future U.S. federal taxable income to include the anticipated impact of the OneWest Bank acquisition. The updated long-term forecast supports the utilization of all of the U.S. federal DTAs (including those relating to the NOLs prior to their expiration). Accordingly, Management concluded that it is more likely than not that the Company will generate sufficient future taxable income within the applicable carry-forward periods to enable the Company to reverse the remaining $690 million of U.S. federal valuation allowance, $647 million of which was recorded as a discrete item in the third quarter, and the remainder of which was included in determining the annual effective tax rate as normal course in the third and fourth quarters of 2015 as the Company recognized additional U.S. taxable income related to the OneWest Bank acquisition.

The Company also evaluated the impact of the OneWest Bank acquisition on its ability to utilize the NOLs of its state income tax reporting entities and concluded that no additional reduction to the U.S. state valuation allowance was required in 2015. These state income tax reporting entities include both combined unitary state income tax reporting entities and separate state income tax reporting entities in various jurisdictions. The Company analyzed the state net operating loss carry-forwards for each of these reporting entities to determine the amounts that are expected to expire unused. Based on this analysis, it was determined that the valuation allowance was still required on U.S. state DTAs on certain net operating loss carry-forwards. The Company retained a valuation allowance of $250 million against the DTA on the U.S. state NOLs at December 31, 2015.

The Company maintained a valuation allowance of $91 million against certain non-U.S. reporting entities’ net DTAs at December 31, 2015. The reduction from the prior year balance of $141 million was primarily attributable to the sale of various international entities resulting in the transfer of their respective DTAs and associated valuation allowances, and the write-off of approximately $28 million of DTAs for certain reporting entities due to the remote likelihood that they will ever utilize their respective DTAs. In January 2016, the Company sold its U.K. equipment leasing business. Thus, in the first quarter of 2016, there will be a reduction of approximately $70 million to the respective U.K. reporting entities’ net DTAs along with their associated valuation allowances. In the evaluation process related to the net DTAs of the Company’s other international reporting entities, uncertainties surrounding the future international business operations have made it challenging to reliably project future taxable income. Management will continue to assess the forecast of future taxable income as the business plans for these international reporting entities evolve and evaluate potential tax planning strategies to utilize these net DTAs.

Item 8:  Financial Statements and Supplementary Data

182    CIT ANNUAL REPORT 2015

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Post-2015, the Company’s ability to recognize DTAs is evaluated on a quarterly basis to determine if there are any significant events that would affect our ability to utilize existing DTAs. If events are identified that affect our ability to utilize our DTAs, valuation allowances may be adjusted accordingly.

Indefinite Reinvestment Assertion

During the third quarter of 2015, Management’s changed its intent to indefinitely reinvest its unremitted earnings in China and certain subsidiaries in Canada. This decision was driven by Management announcements in the third quarter to sell its operations in China and certain lending operations in Canada. As of December 31, 2015, Management continues to assert its intent to indefinitely reinvest its international earnings for international subsidiaries in select jurisdictions. If the undistributed earnings of the select international subsidiaries were distributed, additional domestic and international income tax liabilities would result. However, it is not practicable to determine the amount of such taxes because of the variability of multiple factors that would need to be assessed at the time of any assumed distribution.

During 2015, the Company increased its deferred tax liabilities for international withholding taxes by $6.5 million and reduced the U.S. Federal deferred income tax liabilities by $3.3 million. The net change in the deferred tax liabilities included $28 million for the establishment of deferred tax liabilities for withholding and income taxes due to Management’s decision to no longer assert its intent to indefinitely reinvest its unremitted earnings in China, partially offset by the recognition of $24.3 million of deferred income tax liabilities due to the sale of Mexico. As of December 31, 2015, the Company has a recorded deferred tax liability of $146 million for U.S. and non-U.S. taxes associated with the potential future repatriation of undistributed earnings of certain non-U.S. subsidiaries.

Liabilities for Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits (dollars in millions)

	Liabilities for Unrecognized Tax Benefits	Interest/ Penalties	Grand Total
Balance at December 31, 2014	$53.7	$13.3	$67.0
Additions for tax positions related to prior years	35.1	18.2	53.3
Reductions for tax positions of prior years	(9.6)	(0.3)	(9.9)
Income Tax Audit Settlements	(17.0)	(3.1)	(20.1)
Expiration of statutes of limitations	(9.9)	(8.3)	(18.2)
Foreign currency revaluation	(5.6)	(1.8)	(7.4)
Balance at December 31, 2015	$46.7	$18.0	$64.7

During the year ended December 31, 2015, the Company recorded a net $2.3 million reduction on uncertain tax positions, including interest, penalties, and net of a $7.4 million decrease attributable to foreign currency revaluation. The majority of the net reduction related to prior years’ uncertain tax positions and primarily comprised of the following items: 1) a $29 million increase associated with an uncertain tax position taken on certain prior-year non-U.S. income tax returns, 2) a $24 million increase from pre-acquisition uncertain tax positions of OneWest assumed by the Company partially offset by 3) a $9 million tax benefit resulting from the receipt of a favorable tax ruling on an uncertain tax position taken on a pre-acquisition tax status filing position by Direct Capital and, 4) a $18 million tax benefit from expiration of statutes of limitations related to uncertain tax positions taken on certain prior year non-U.S. tax returns. Of the $24 million increase mentioned above related to the OneWest transaction, $9 million was fully offset by a corresponding decrease to goodwill included in the purchase price accounting adjustments.

During the year ended December 31, 2015, the Company recognized $4.7 million net income tax expense relating to interest and penalties on its uncertain tax positions, net of a $1.8 million decrease attributable to foreign currency translation. The change in balance is mainly related to the interest and penalties associated with the above mentioned uncertain tax position taken on certain prior-year international income tax returns. As of December 31, 2015, the accrued liability for interest and penalties is $18.0 million. The Company recognizes accrued interest and penalties on unrecognized tax benefits in income tax expense.

The entire $64.7 million of unrecognized tax benefits including interest and penalties at December 31, 2015 would lower the Company’s effective tax rate, if realized. The Company believes that the total unrecognized tax benefits before interest and penalties may decrease, in the range of $10 to $15 million, from resolution of open tax matters, settlements of audits, and the expiration of various statutes of limitations prior to December 31, 2016.

Income Tax Audits

On February 13, 2015, the Company and the Internal Revenue Service (IRS) concluded the audit examination of the Company’s U.S. federal income tax returns for the taxable years ended December 31, 2008 through December 31, 2010. The audit settlement resulted in no additional regular or alternative minimum tax liability. A new IRS examination will commence in 2016 for the taxable years ending December 31, 2011 through December 31, 2013.

IMB Holdco LLC, the parent company of OneWest Bank, and its subsidiaries, which was acquired on August 3, 2015 by CIT, are currently under examination by the Internal Revenue Service for taxable years ended December 31, 2012 and December 31, 2013.

CIT ANNUAL REPORT 2015    183

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

While ongoing, the examination is expected to result in a significant cash tax refund, which was reflected in the acquisition date balance sheet. Management believes this audit will not have a material impact on the financial statements.

IMB Holdco LLC and its subsidiaries is also under examination by the California Franchise Tax Board (“FTB”) for tax years 2009 through 2013. The FTB has completed its audit of the 2009 return and has issued a notice of proposed assessment. The issues raised by California were anticipated by the Company, and the Company believes it has provided adequate reserves in accordance with ASC 740 for any potential adjustments. An appeal for 2009 has been filed with the California Board of Equalization and the Company expects resolution of the issues during 2016. As of the financial statement date, the State of California has not proposed final adjustments to the Company’s tax returns for 2010 through 2013. The Company does not anticipate any issues being raised by California that would have a material impact on the financial statements.

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

The Company’s largest plan is the CIT Group Inc. Retirement Plan (the “Plan”), which accounts for 80% of the Company’s total pension projected benefit obligation at December 31, 2015.

The Company also maintains a U.S. noncontributory supplemental retirement plan, the CIT Group Inc. Supplemental Retirement Plan (the “Supplemental Plan”), for participants whose benefit in the Plan is subject to Internal Revenue Code limitations, and an Executive Retirement Plan, which has been closed to new members since 2006. In aggregate, these two plans account for 18.4% of the total pension projected benefit obligation at December 31, 2015.

Effective December 31, 2012, the Company amended the Plan and the Supplemental Plan to freeze benefits earned. Due to the freeze, future service cost accruals and credits for services were discontinued under both plans. However, accumulated balances under the cash balance formula continue to receive periodic interest, subject to certain government limits. The interest credit was 2.55%, 3.63%, and 2.47% for the years ended December 31, 2015, 2014, and 2013, respectively.

At December 31, 2015, all Plan participants are vested in both plans. Upon termination or retirement, participants under the “cash balance” formula have the option of receiving their benefit in a lump sum, deferring their payment to age 65 or converting their vested benefit to an annuity. Traditional formula participants can only receive an annuity upon a qualifying retirement.

Postretirement Benefits

CIT provides healthcare and life insurance benefits to eligible retired employees. U.S. retiree healthcare and life insurance benefits account for 40.8% and 55.0% of the total postretirement benefit obligation, respectively. For most eligible retirees, healthcare is contributory and life insurance is non-contributory. The U.S. retiree healthcare plan pays a stated percentage of most medical expenses, reduced by a deductible and any payments made by the government and other programs. The U.S. retiree healthcare benefit includes a maximum limit on CIT’s share of costs for employees who retired after January 31, 2002. All postretirement benefit plans are funded on a pay-as-you-go basis.

Effective December 31, 2012, the Company amended CIT’s postretirement benefit plans to discontinue benefits. Due to the freeze, future service cost accruals were reduced. CIT no longer offers retiree medical, dental and life insurance benefits to those who did not meet the eligibility criteria for these benefits by December 31, 2013. Employees who met the eligibility requirements for retiree health insurance by December 31, 2013 will be offered retiree medical and dental coverage upon retirement. To receive retiree life insurance, employees must have met the eligibility criteria for retiree life insurance by, and must have retired from CIT on or before, December 31, 2013.

Item 8:  Financial Statements and Supplementary Data

184    CIT ANNUAL REPORT 2015

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Obligations and Funded Status

The following tables set forth changes in benefit obligation, plan assets, funded status and net periodic benefit cost of the retirement plans and postretirement plans:

Obligations and Funded Status (dollars in millions)

	Retirement Benefits		Post-Retirement Benefits
	2015	2014	2015	2014
Change in benefit obligation
Benefit obligation at beginning of year	$463.6	$452.4	$38.6	$38.8
Service cost	0.2	0.2	–	–
Interest cost	16.9	20.2	1.4	1.6
Plan amendments, curtailments, and settlements	(2.4)	(29.5)	–	–
Actuarial (gain) / loss	(10.9)	50.4	(1.6)	0.8
Benefits paid	(21.3)	(25.8)	(4.9)	(4.3)
Other(1)	(0.6)	(4.3)	1.6	1.7
Benefit obligation at end of year	445.5	463.6	35.1	38.6
Change in plan assets
Fair value of plan assets at beginning of period	359.9	356.9	–	–
Actual return on plan assets	(12.3)	28.5	–	–
Employer contributions	12.8	33.7	3.3	2.5
Plan settlements	(1.1)	(29.3)	–	–
Benefits paid	(21.3)	(25.8)	(4.9)	(4.3)
Other(1)	(0.1)	(4.1)	1.6	1.8
Fair value of plan assets at end of period	337.9	359.9	–	–
Funded status at end of year(2)(3)	$(107.6)	$(103.7)	$(35.1)	$(38.6)

(1)	Consists of the following: plan participants’ contributions and currency translation adjustments.

(2)	These amounts were recognized as liabilities in the Consolidated Balance Sheet at December 31, 2015 and 2014.

(3)	Company assets of $85.9 million and $91.0 million as of December 31, 2015 and December 31, 2014, respectively, related to the non-qualified U.S. executive retirement plan obligation are not included in plan assets but related liabilities are in the benefit obligation.

During 2015, the Company entered into a buy-in/buy-out transaction in Germany with an insurance company that is expected to result in a full buy-out of the related pension plan in 2016. This contract did not meet the settlement requirements in ASC 715, Compensation — Retirement Benefits as of the year ended December 31, 2015 and resulted in a $1.2 million actuarial loss that is included in the net actuarial gain of $10.9 million as of December 31, 2015, as the plan’s pension liabilities were valued at their buy-in value basis.

The accumulated benefit obligation for all defined benefit pension plans was $445.5 million and $463.1 million, at December 31, 2015 and 2014, respectively. Information for those defined benefit plans with an accumulated benefit obligation in excess of plan assets is as follows:

Defined Benefit Plans with an Accumulated Benefit Obligation in Excess of Plan Assets (dollars in millions)

	December 31,
	2015	2014
Projected benefit obligation	$439.3	$463.6
Accumulated benefit obligation	439.3	463.1
Fair value of plan assets	331.7	359.9

CIT ANNUAL REPORT 2015    185

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net periodic benefit cost and other amounts recognized in AOCI consisted of the following:

Net Periodic Benefit Costs and Other Amounts (dollars in millions)

	Retirement Benefits			Post-Retirement Benefits
	2015	2014	2013	2015	2014	2013
Service cost	$0.2	$0.2	$0.5	$–	$–	$0.1
Interest cost	16.9	20.2	17.8	1.4	1.6	1.6
Expected return on plan assets	(20.1)	(20.8)	(18.9)	–	–	–
Amortization of prior service cost	–	–	–	(0.5)	(0.5)	(0.6)
Amortization of net loss/(gain)	2.6	7.5	1.0	(0.3)	(0.7)	(0.2)
Settlement and curtailment (gain)/loss	–	2.9	0.2	–	–	(0.3)
Net periodic benefit cost (credit)	(0.4)	10.0	0.6	0.6	0.4	0.6
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net loss / (gain)	20.9	42.6	(17.1)	(1.5)	1.0	(2.5)
Amortization, settlement or curtailment recognition of net (loss) / gain	(2.6)	(10.4)	(1.1)	0.3	0.7	0.1
Amortization, settlement or curtailment recognition of prior service credit	–	–	–	0.5	0.5	1.4
Total recognized in OCI	18.3	32.2	(18.2)	(0.7)	2.2	(1.0)
Total recognized in net periodic benefit cost and OCI	$17.9	$42.2	$(17.6)	$(0.1)	$2.6	$(0.4)

The amounts recognized in AOCI during the year ended December 31, 2015 were net losses (before taxes) of $18.3 million for retirement benefits. The net losses (before taxes) include losses of $39.5 million, netted by gains of $18.6 million. The losses include asset losses of $32.4 million, demographic experience losses of $3.4 million; losses of $2.5 million due to the US retirement benefit plans’ interest crediting rate’s 25 basis points increase to 2.75% at December 31, 2015, and the actuarial loss related to the German plan buy-in transaction of $1.2 million. The gains were primarily driven by the impacts of the 25 basis point increase in the U.S. benefit plans’ discount rate from 3.75% to 4.00% at December 31, 2015 resulting in a gain of $11.9 million, and the adoption of the new Society of Actuaries’ improvement scale MP-2015 for the U.S. benefit plans resulting in a gain of $6.0 million. The estimated net loss for CIT’s retirement benefits that will be amortized from AOCI into net periodic benefit cost over the next fiscal year is $2.7 million.

The post retirement AOCI net gains (before taxes) of $0.7 million during the year ended December 31, 2015 include gains of $2.5 million, netted by losses of $0.9 million. The gains were primarily driven by the impacts of the updated healthcare assumptions of $1.1 million and the 25 basis points increase in the post retirement plans’ discount rate from 3.75% to 4.00% at December 31, 2015 resulting in a gain of $1.0 million. The losses were primarily driven by actuarial losses on benefit payments. The estimated prior service credit and net gain for CIT’s post-retirement benefits that will be amortized from AOCI into net periodic benefit cost over the next fiscal year is $0.5 million and $0.8 million, respectively.

The amounts recognized in AOCI during the year ended December 31, 2014 were net losses (before taxes) of $32.2 million for retirement benefits. Changes in assumptions, primarily the discount rate and mortality tables, accounted for $46.8 million of the overall net retirement benefits AOCI losses. The discount rate for the Plan and the Supplemental Plan decreased 100 basis points to 3.75% at December 31, 2014, and the rate for the executive retirement plan decreased 75 basis points to 3.75% at December 31, 2014. This decline in the discount rate accounted for $33.5 million of the net AOCI loss for retirement benefits. Additionally, the adoption of the new Society of Actuaries’ mortality table and improvement scale RP-2014/SP-2014 resulted in an increase in retirement benefit obligations of $10.2 million. Partially offsetting these losses were the settlement of the U.K. pension scheme, which resulted in $8.0 million of loss amortization and settlement charges recorded during 2014, and U.S. asset gains of $7.7 million. The postretirement AOCI net losses (before taxes) of $2.2 million during the year ended December 31, 2014 were primarily driven by a 75 basis point decrease in the U.S. postretirement plan discount rate from 4.50% at December 31, 2013 to 3.75% at December 31, 2014.

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

Item 8:  Financial Statements and Supplementary Data

186    CIT ANNUAL REPORT 2015

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

The weighted average assumptions used in the measurement of benefit obligations are as follows:

Weighted Average Assumptions

	Retirement Benefits		Post-Retirement Benefits
	2015	2014	2015	2014
Discount rate	3.97%	3.74%	3.99%	3.74%
Rate of compensation increases	–	0.09%	(1)	(1)
Health care cost trend rate
Pre-65	(1)	(1)	6.70%	7.20%
Post-65	(1)	(1)	8.20%	7.30%
Ultimate health care cost trend rate	(1)	(1)	4.50%	4.50%
Year ultimate reached	(1)	(1)	2037	2029

The weighted average assumptions used to determine net periodic benefit costs are as follows:

Weighted Average Assumptions

	Retirement Benefits		Post-Retirement Benefits
	2015	2014	2015	2014
Discount rate	3.74%	4.58%	3.74%	4.50%
Expected long-term return on plan assets	5.75%	5.74%	(1)	(1)
Rate of compensation increases	0.09%	3.03%	(1)	(1)

Healthcare rate trends have a significant effect on healthcare plan costs. The Company uses both external and historical data to determine healthcare rate trends. An increase (decrease) of one-percentage point in assumed healthcare rate trends would increase (decrease) the postretirement benefit obligation by $0.8 million and ($0.7 million), respectively. The service and interest cost are not material.

Plan Assets

CIT maintains a “Statement of Investment Policies and Objectives” which specifies guidelines for the investment, supervision and monitoring of pension assets in order to manage the Company’s objective of ensuring sufficient funds to finance future retirement benefits. The asset allocation policy allows assets to be invested between 15% to 35% in Equities, 35% to 65% in Fixed-Income, 15% to 25% in Global Asset Allocation, and 5% to 10% in Alternative Investments. The asset allocation follows a Liability Driven Investing (“LDI”) strategy. The objective of LDI is to allocate assets in a manner that their movement will more closely track the movement in the benefit liability. The policy provides specific guidance on asset class objectives, fund manager guidelines and identification of prohibited and restricted transactions. It is reviewed periodically by the Company’s Investment Committee and external investment consultants.

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

CIT ANNUAL REPORT 2015    187

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables below set forth asset fair value measurements.

Fair Value Measurements (dollars in millions)

December 31, 2015	Level 1	Level 2	Level 3	Total Fair Value
Cash	$1.7	$–	$–	$1.7
Mutual Fund	67.9	–	–	67.9
Common Collective Trust	–	183.1	–	183.1
Common Stock	19.7	–	–	19.7
Exchange Traded Funds	24.6	–	–	24.6
Short Term Investment Fund	–	1.7	–	1.7
Partnership	–	–	7.7	7.7
Hedge Fund	–	–	25.3	25.3
Insurance Contracts	–	–	6.2	6.2
	$113.9	$184.8	$39.2	$337.9
December 31, 2014
Cash	$5.8	$–	$–	$5.8
Mutual Fund	72.0	–	–	72.0
Common Collective Trust	–	200.1	–	200.1
Common Stock	19.6	–	–	19.6
Exchange Traded Funds	25.7	–	–	25.7
Short Term Investment Fund	–	1.5	–	1.5
Partnership	–	–	9.7	9.7
Hedge Fund	–	–	25.5	25.5
	$123.1	$201.6	$35.2	$359.9

The table below sets forth changes in the fair value of the Plan’s Level 3 assets for the year ended December 31, 2015:

Fair Value of Level 3 Assets (dollars in millions)

	Total	Partnership	Hedge Funds	Insurance Contracts
December 31, 2014	$35.2	$9.7	$25.5	$–
Realized and Unrealized losses	(2.2)	(2.0)	(0.2)	–
Purchases, sales, and settlements, net	6.2	–	–	6.2
December 31, 2015	$39.2	$7.7	$25.3	$6.2
Change in Unrealized Losses for Investments still held at December 31, 2015	$(2.2)	$(2.0)	$(0.2)	$–

Contributions

The Company’s policy is to make contributions so that they exceed the minimum required by laws and regulations, are consistent with the Company’s objective of ensuring sufficient funds to finance future retirement benefits and are tax deductible. CIT currently does not expect to have a required minimum contribution to the U.S. Retirement Plan during 2016. For all other plans, CIT currently expects to contribute $9.0 million during 2016.

Estimated Future Benefit Payments

The following table depicts benefits projected to be paid from plan assets or from the Company’s general assets calculated using current actuarial assumptions. Actual benefit payments may differ from projected benefit payments.

Projected Benefits (dollars in millions)

For the years ended December 31,	Retirement Benefits	Gross Postretirement Benefits	Medicare Subsidy
2016	$26.0	$3.0	$0.3
2017	25.8	2.9	0.3
2018	25.9	2.9	0.3
2019	26.4	2.8	0.3
2020	28.6	2.7	0.4
2021-2025	138.4	12.0	0.8

Item 8:  Financial Statements and Supplementary Data

188    CIT ANNUAL REPORT 2015

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Savings Incentive Plan

CIT has a number of defined contribution retirement plans covering certain of its U.S. and non-U.S. employees designed in accordance with conditions and practices in the respective countries. The U.S. plan, which qualifies under section 401(k) of the Internal Revenue Code, is the largest and accounts for 88% of the Company’s total defined contribution retirement expense for the year ended December 31, 2015. Generally, employees may contribute a portion of their eligible compensation, as defined, subject to regulatory limits and plan provisions, and the Company matches these contributions up to a threshold. During 2015, the Board of Directors of the Company approved amendments to reduce the Company match on eligible contributions effective January 1, 2016. Participants are also eligible for an additional discretionary company contribution. The cost of these plans totaled $19.0 million, $21.6 million and $24.9 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Stock-Based Compensation

In December 2009, the Company adopted the Amended and Restated CIT Group Inc. Long-Term Incentive Plan (the “LTIP”), which provides for grants of stock-based awards to employees, executive officers and directors, and replaced the Predecessor CIT Group Inc. Long-Term Incentive Plan (the “Prior Plan”). The number of shares of common stock that may be issued for all purposes under the LTIP is 10,526,316. Currently under the LTIP, the issued and unvested awards consists mainly of Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”).

Compensation expense related to equity-based awards are measured and recorded in accordance with ASC 718, Stock Compensation. The fair value of RSUs and PSUs are based on the fair market value of CIT’s common stock on the date of grant. Compensation expense is recognized over the vesting period (requisite service period), which is generally three years for restricted stock/units, under the graded vesting method, whereby each vesting tranche of the award is amortized separately as if each were a separate award. Compensation expenses for PSUs that cliff vest are recognized over the vesting period, which is generally three years, and on a straight-line basis.

Operating expenses includes $72.9 million of compensation expense related to equity-based awards granted to employees or members of the Board of Directors for the year ended December 31, 2015, including $72.6 million related to restricted and retention stock and unit awards and the remaining related to stock purchases. Compensation expense related to equity-based awards included $48.8 million in 2014 and $52.5 million in 2013. Total unrecognized compensation cost related to nonvested awards was $27.4 million at December 31, 2015. That cost is expected to be recognized over a weighted average period of 1.5 years.

Employee Stock Purchase Plan

In December 2010, the Company adopted the CIT Group Inc. 2011 Employee Stock Purchase Plan (the “ESPP”), which was approved by shareholders in May 2011. Eligibility for participation in the ESPP includes employees of CIT and its participating subsidiaries who are customarily employed for at least 25 hours per week, except that any employees designated as highly compensated are not eligible to participate in the ESPP. The ESPP is available to employees in the United States and to certain international employees. Under the ESPP, CIT is authorized to issue up to 2,000,000 shares of common stock to eligible employees. Eligible employees can choose to have between 1% and 10% of their base salary withheld to purchase shares quarterly, at a purchase price equal to 85% of the fair market value of CIT common stock on the last business day of the quarterly offering period. The amount of common stock that may be purchased by a participant through the ESPP is generally limited to $25,000 per year. A total of 46,770, 31,497 and 25,490 shares were purchased under the plan in 2015, 2014 and 2013, respectively.

Restricted Stock Units and Performance Stock Units

Under the LTIP, RSUs and PSUs are awarded at no cost to the recipient upon grant. RSUs are generally granted annually at the discretion of the Company, but may also be granted during the year to new hires or for retention or other purposes. RSUs granted to employees and members of the Board during 2015 and 2014 generally were scheduled to vest either one third per year for three years or 100% after three years. During 2015, retention RSUs scheduled to vest 100% after nine months were granted to certain key employees in connection with the acquisition of OneWest Bank. Beginning in 2014, RSUs granted to employees were also subject to performance-based vesting based on the Company’s pre-tax income results. A limited number of vested stock awards are scheduled to remain subject to transfer restrictions through the first anniversary of the grant date for members of the Board who elected to receive stock in lieu of cash compensation for their retainer. Certain RSUs granted to directors, and in limited instances to employees, are designed to settle in cash and are accounted for as “liability” awards as prescribed by ASC 718. The values of these cash-settled RSUs are re-measured at the end of each reporting period until the award is settled.

The Company awarded two forms of PSUs to certain senior executives during 2015, versus one form during 2014. The first form of 2015 PSUs, “2015 PSUs-ROA/EPS,” are broadly similar to the design on the 2014 PSU awards, which may be earned at the end of a three-year performance period from 0% to 150% of target based on performance against two pre-established performance measures: fully diluted EPS (weighted 75%) and pre-tax ROA (weighted 25%). The second form of 2015 PSUs, “2015 PSUs-ROTCE,” are earned in each year during a three-year performance period from 0% to a maximum of 150% of target based on pre-tax ROTC as follows: (1) one-third based on the pre-tax ROTCE for the first year of the performance period; (2) one-third based on the average pre-tax ROTCE for the first two years of the performance period; and (3) one-third based on the three-year average ROTCE during the performance period. Performance measures have a minimum threshold level of performance that must be achieved to trigger any payout; if the threshold level of performance is not achieved, then no portion of the PSU target will be payable. Achievement against either performance measures is calculated independently of the other performance measure and each measure is weighted equally.

The fair value of restricted stock and RSUs that vested and settled in stock during 2015, 2014 and 2013 was $56.2 million, $42.8 million and $38.6 million, respectively. The fair value of RSUs that vested and settled in cash during 2015, 2014 and 2013 was $0.2 million, $0.2 million and $0.4 million, respectively.

CIT ANNUAL REPORT 2015    189

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize restricted stock and RSU activity for 2015 and 2014:

Stock and Cash — Settled Awards Outstanding

	Stock-Settled Awards		Cash-Settled Awards
	Number of Shares	Weighted Average Grant Date Value	Number of Shares	Weighted Average Grant Date Value
Unvested at beginning of period	2,268,484	$44.22	6,353	$41.99
Vested / unsettled awards at beginning of period	25,255	40.38	1,082	39.05
PSUs – granted to employees	445,020	45.88	–	–
PSUs – incremental for performance above 2012-14 targets	102,881	45.88	–	–
RSUs – granted to employees	2,001,931	45.36	–	–
RSUs – granted to directors	28,216	46.22	6,166	46.42
Forfeited / cancelled	(173,903)	45.30	–	–
Vested / settled awards	(1,273,961)	42.50	(3,978)	40.85
Vested / unsettled awards	(39,626)	40.46	–	–
Unvested at end of period	3,384,297	$45.55	9,623	$44.97
December 31, 2014
Unvested at beginning of period	2,219,463	$41.51	5,508	$41.93
Vested / unsettled Stock Salary at beginning of period	15,066	41.46	2,165	39.05
PSUs – granted to employees	138,685	47.77	–	–
RSUs – granted to employees	905,674	47.71	–	–
RSUs – granted to directors	35,683	43.07	4,046	42.01
Forfeited / cancelled	(107,445)	43.87	–	–
Vested / settled awards	(913,387)	41.70	(4,284)	41.20
Vested / unsettled Stock Salary Awards	(25,255)	40.38	(1,082)	39.05
Unvested at end of period	2,268,484	$44.22	6,353	$41.99

NOTE 21 — COMMITMENTS

The accompanying table summarizes credit-related commitments, as well as purchase and funding commitments:

Commitments (dollars in millions)

	December 31, 2015
	Due to Expire			December 31, 2014
	Within One Year	After One Year	Total Outstanding	Total Outstanding
Financing Commitments
Financing assets	$1,646.3	5,739.3	$7,385.6	$4,747.9
Letters of credit
Standby letters of credit	38.2	277.1	315.3	360.1
Other letters of credit	18.3	–	18.3	28.3
Guarantees
Deferred purchase agreements	1,806.5	–	1,806.5	1,854.4
Guarantees, acceptances and other recourse obligations	0.7	–	0.7	2.8
Purchase and Funding Commitments
Aerospace purchase commitments	448.7	9,169.4	9,618.1	10,820.4
Rail and other purchase commitments	747.1	151.1	898.2	1,323.2

Item 8:  Financial Statements and Supplementary Data

190    CIT ANNUAL REPORT 2015

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financing Commitments

Commercial

Financing commitments, referred to as loan commitments or lines of credit, reflect CIT’s agreements to lend to its customers, subject to the customers’ compliance with contractual obligations. Included in the table above are commitments that have been extended to and accepted by customers, clients or agents, but on which the criteria for funding have not been completed of $859 million at December 31, 2015 and $355 million at December 31, 2014. Financing commitments also include credit line agreements to Commercial Services clients that are cancellable by us only after a notice period. The notice period is typically 90 days or less. The amount available under these credit lines, net of the amount of receivables assigned to us, was $406 million at December 31, 2015 and $112 million at December 31, 2014. As financing commitments may not be fully drawn, may expire unused, may be reduced or cancelled at the customer’s request, and may require the customer to be in compliance with certain conditions, total commitment amounts do not necessarily reflect actual future cash flow requirements.

The table above includes approximately $1.7 billion of undrawn financing commitments at December 31, 2015 and $1.3 billion at December 31, 2014 for instances where the customer is not in compliance with contractual obligations, and therefore CIT does not have the contractual obligation to lend.

At December 31, 2015, substantially all undrawn financing commitments were senior facilities. Most of the Company’s undrawn and available financing commitments are in the Commercial Banking division of NAB. The OneWest Transaction added over $1 billion of commercial lines of credit.

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

Consumer

Financing commitments in the table above include $50 million associated with discontinued operations at December 31, 2015, consisting of HECM reverse mortgage loan commitments.

In conjunction with the OneWest Transaction, the Company is committed to fund draws on certain reverse mortgages in conjunction with loss sharing agreements with the FDIC. The FDIC agreed to indemnify the Company for losses on the first $200 million of draws that occur subsequent to the purchase date. In addition, the FDIC agreed to fund any other draws in excess of the $200 million. The Company’s net exposure for loan commitments on the reverse mortgage draws on those purchased loans was $48 million at December 31, 2015. See Note 5 — Indemnification Assets for further discussion on loss sharing agreements with the FDIC. In addition, as servicer of HECM loans, the Company is required to repurchase the loan out of the GNMA HMBS securitization pools once the outstanding principal balance is equal to or greater than 98% of the maximum claim amount.

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

The table above includes $1,720 million and $1,775 million of DPA credit protection at December 31, 2015 and December 31, 2014, respectively, related to receivables which have been presented to us for credit protection after shipment of goods has occurred and the customer has been invoiced. The table also includes $87 million and $79 million available under DPA credit line agreements, net of the amount of DPA credit protection provided at December 31, 2015 and December 31, 2014, respectively. The DPA credit line agreements specify a contractually committed amount of DPA credit protection and are cancellable by us only after a notice period. The notice period is typically 90 days or less.

The methodology used to determine the DPA liability is similar to the methodology used to determine the allowance for loan losses associated with the finance receivables, which reflects embedded losses based on various factors, including expected losses reflecting the Company’s internal customer and facility credit ratings. The liability recorded in Other Liabilities related to the DPAs totaled $4.4 million and $5.2 million at December 31, 2015 and December 31, 2014, respectively.

Purchase and Funding Commitments

CIT’s purchase commitments relate primarily to purchases of commercial aircraft and rail equipment. Commitments to purchase new commercial aircraft are predominantly with Airbus Industries (“Airbus”) and The Boeing Company (“Boeing”). CIT may also commit to purchase an aircraft directly from an airline. Aerospace equipment purchases are contracted for specific mod-

CIT ANNUAL REPORT 2015    191

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

els, using baseline aircraft specifications at fixed prices, which reflect discounts from fair market purchase prices prevailing at the time of commitment. The delivery price of an aircraft may change depending on final specifications. Equipment purchases are recorded at the delivery date. The estimated commitment amounts in the preceding table are based on contracted purchase prices reduced for pre-delivery payments to date and exclude buyer furnished equipment selected by the lessee. Pursuant to existing contractual commitments, 139 aircraft remain to be purchased from Airbus, Boeing and Embraer at December 31, 2015. Aircraft deliveries are scheduled periodically through 2020. Commitments exclude unexercised options to order additional aircraft.

The Company’s rail business entered into commitments to purchase railcars from multiple manufacturers. At December 31, 2015, approximately 6,800 railcars remain to be purchased from manufacturers with deliveries through 2018. Rail equipment purchase commitments are at fixed prices subject to price increases for certain materials.

Other vendor purchase commitments primarily relate to Equipment Finance.

Other Commitments

The Company has commitments to invest in affordable housing investments, and other investments qualifying for community reinvestment tax credits. These commitments are payable on demand. As of December 31, 2015, these commitments were $15.7 million. These commitments are recorded in accrued expenses and Other liabilities.

In addition, as servicer of HECM loans, the Company is required to repurchase loans out of the GNMA HMBS securitization pools once the outstanding principal balance is equal to or greater than 98% of the maximum claim amount. Refer to Note 3 — Loans for further detail regarding the purchased HECM loans due to this servicer obligation.

NOTE 22 — CONTINGENCIES

Litigation

CIT is involved, and from time to time in the future may be involved, in a number of pending and threatened judicial, regulatory, and arbitration proceedings relating to matters that arise in connection with the conduct of its business (collectively, “Litigation”). In view of the inherent difficulty of predicting the outcome of Litigation matters, particularly when such matters are in their early stages or where the claimants seek indeterminate damages, CIT cannot state with confidence what the eventual outcome of the pending Litigation will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines, or penalties related to each pending matter will be, if any. In accordance with applicable accounting guidance, CIT establishes reserves for Litigation when those matters present loss contingencies as to which it is both probable that a loss will occur and the amount of such loss can be reasonably estimated. Based on currently available information, CIT believes that the results of Litigation that is currently pending, taken together, will not have a material adverse effect on the Company’s financial condition, but may be material to the Company’s operating results or cash flows for any particular period, depending in part on its operating results for that period. The actual results of resolving such matters may be substantially higher than the amounts reserved.

For certain Litigation matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of established reserves and insurance. For other matters for which a loss is probable or reasonably possible, such an estimate cannot be determined. For Litigation where losses are reasonably possible, management currently estimates the aggregate range of reasonably possible losses as up to $185 million in excess of established reserves and insurance related to those matters, if any. This estimate represents reasonably possible losses (in excess of established reserves and insurance) over the life of such Litigation, which may span a currently indeterminable number of years, and is based on information currently available as of December 31, 2015. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate.

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

LAC-MEGANTIC, QUEBEC DERAILMENT

On July 6, 2013, a freight train including five locomotives and seventy-two tank cars carrying crude oil derailed in the town of Lac-Mégantic, Quebec. Nine of the tank cars were owned by The CIT Group/Equipment Financing, Inc. (“CIT/EF”) (a wholly-owned subsidiary of the Company) and leased to Western Petroleum Company (“WPC”), a subsidiary of World Fuel Services Corp. (“WFS”). Two of the locomotives were owned by CIT/EF and leased to Montreal, Maine & Atlantic Railway, Ltd. (“MMA”), a subsidiary of Rail World, Inc., the railroad operating the freight train at the time of the derailment.

The derailment was followed by explosions and fire, which resulted in the deaths of over forty people and an unknown number of injuries, the destruction of more than thirty buildings in Lac-Mégantic, and the release of crude oil on land and into the Chaudière River. The extent of the property and environmental damage has not yet been determined. Twenty lawsuits were filed in Illinois by representatives of the deceased in connection with the derailment. The Company was named as a defendant in seven of the Illinois lawsuits, together with 13 other defendants, including WPC, MMA (who was dismissed without prejudice as a result of its chapter 11 bankruptcy filing on August 7, 2013), and the lessors of the other locomotives and tank cars. Liability could be joint and several among some or all of the defendants. All but two of these cases were consolidated in the U.S. District Court in the Northern District of Illinois and transferred to the U.S. District Court in Maine. The Company was named as an additional defendant in a class action in the Superior Court of Quebec, Canada.

Item 8:  Financial Statements and Supplementary Data

192    CIT ANNUAL REPORT 2015

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The plaintiffs in the U.S. and Canadian actions asserted claims of negligence and strict liability based upon alleged design defect against the Company in connection with the CIT/EF tank cars. The Company has rights of indemnification and defense against its lessees, WPC and MMA (a debtor in bankruptcy), and also has rights as an additional insured under liability coverage maintained by the lessees. On July 28, 2014, the Company commenced a lawsuit against WPC in the U.S. District Court in the District of Minnesota to enforce its rights of indemnification and defense. In addition to its indemnification and insurance rights against its lessees, the Company and its subsidiaries maintained contingent and general liability insurance for claims of this nature.

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

Effective on November 4, 2015, the Company settled all claims that have been or could be asserted in the various pending lawsuits with MMA’s U.S. bankruptcy trustee and the Canadian bankruptcy monitor. In addition, the Company settled its indemnification claims against the lessees. The settlements, net of insurance and indemnification recoveries and existing reserves were not material.

BRAZILIAN TAX MATTERS

Banco Commercial Investment Trust do Brasil S.A. (“Banco CIT”), CIT’s Brazilian bank subsidiary, was sold in a stock sale in the fourth quarter of 2015, thereby transferring the legal liabilities of Banco CIT to the buyer. Under the terms of the stock sale, CIT remains liable for indemnification to the buyer for any losses resulting from certain tax appeals relating to disputed local tax assessments on leasing services and importation of equipment (the “ICMS Tax Appeals”).

ICMS Tax Appeals

Notices of infraction were received relating to the payment of Imposto sobre Circulaco de Mercadorias e Servicos (“ICMS”) taxes charged by states in connection with the importation of equipment. The state of São Paulo claims that Banco CIT should have paid it ICMS tax for tax years 2006 – 2009 because Banco CIT, the purchaser, was located in São Paulo. Instead, Banco CIT paid ICMS tax to the states of Espirito Santo where the imported equipment arrived. A regulation issued by São Paulo in December 2013 reaffirms a 2009 agreement by São Paulo to conditionally recognize ICMS tax payments made to Espirito Santo. One of the pending notices of infraction against Banco CIT related to taxes paid to Espirito Santo was extinguished in May 2014. Another assessment related to taxes paid to Espirito Santo in the amount of 71.1 million Reais ($18.0 million) was upheld in a ruling issued by the administrative court in May 2014. That ruling has been appealed. Another assessment related to taxes paid to Espirito Santo in the amount of 5.8 million Reais ($1.5 million) is pending. Petitions seeking recognition of the taxes paid to Espirito Santo have been filed in a general amnesty program. The amounts claimed by São Paulo collectively for open ICMS tax assessments and penalties are approximately 76.9 million Reais ($19.4 million) for goods imported into the state of Espirito Santo from 2006 – 2009.

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

ICMS Tax Rate Appeal

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

HUD OIG INVESTIGATION

In 2009, OneWest Bank acquired the reverse mortgage loan portfolio and related servicing rights of Financial Freedom Senior Funding Corporation, including HECM loans, from the FDIC as Receiver for IndyMac Federal Bank. HECM loans are insured by the Federal Housing Administration (“FHA”), administered by the Department of Housing and Urban Development (“HUD”). Subject to certain requirements, the loans acquired from the FDIC are covered by indemnification agreements. In addition, Financial Freedom is the servicer of HECM loans owned by the Federal National Mortgage Association (FNMA) and other third party investors. In the third and fourth quarters of 2015, HUD’s Office of Inspector General (“OIG”), served subpoenas on the Company regarding HECM loans. The subpoenas request documents and other information related to the servicing of HECM loans and the curtailment of interest payments on HECM loans. The Company is responding to the subpoenas and does not have sufficient information to make an assessment of the outcome or the impact of the HUD OIG investigation.

CIT ANNUAL REPORT 2015    193

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Servicer Obligations

As a servicer of residential mortgage loans, the Company is exposed to contingent obligations for breaches of servicer obligations as set forth in industry regulations established by HUD and FHA and in servicing agreements with the applicable counterparties, such as Fannie Mae and other investors, which could include fees imposed for failure to comply with foreclosure timeframe requirements.

The Company has established reserves for contingent servicing-related liabilities associated with continuing operations. While the Company believes that such accrued liabilities are adequate, it is reasonably possible that such losses could ultimately exceed the Company’s liability for probable and reasonably estimable losses by up to approximately $5 million.

Indemnification Obligations

In connection with the OneWest acquisition, CIT assumed the obligation to indemnify Ocwen Loan Servicing, LLC (“Ocwen”) against certain claims that may arise from servicing errors which are deemed attributable to the period prior to June 2013, when OneWest sold its servicing business to Ocwen, such as repurchase demands, non-recoverable servicing advances and compensatory fees imposed by the GSEs for servicer delays in completing the foreclosure process within the prescribed timeframe established by the servicer guides or agreements. The Company’s indemnification obligations to Ocwen, exclusive of losses or repurchase obligations and certain Agency fees, are limited to an aggregate amount of $150.0 million and expire three years from closing (February 2017). Ocwen is responsible for liabilities arising from servicer obligations following the service transfer date because substantially all risks and rewards of ownership have been transferred, except for certain Agency fees or loan repurchase amounts on foreclosures completed on or before 90 days following the applicable transfer date. As of December 31, 2015, the cumulative indemnification obligation totaled approximately $47.0 million, which reduced the Company’s $150.0 million maximum potential indemnity obligation to Ocwen. Because of the uncertainty in the ultimate resolution and estimated amount of the indemnification obligation, it is reasonably possible that the obligation could exceed the Company’s recorded liability by up to approximately $15 million.

In addition, CIT assumed OneWest Bank’s obligations to indemnify Specialized Loan Servicing, LLC (“SLS”) against certain claims that may arise that are attributable to the period prior to September 2013, the servicing transfer date, when OneWest sold a portion of its servicing business to SLS, such as repurchase demands and non-recoverable servicing advances. SLS is responsible for substantially all liabilities arising from servicer obligations following the service transfer date.

NOTE 23 — LEASE COMMITMENTS

Lease Commitments

The following table presents future minimum rental payments under non-cancellable long-term lease agreements for premises and equipment at December 31, 2015:

Future Minimum Rentals (dollars in millions)

Years Ended December 31,
2016	$56.6
2017	47.0
2018	44.7
2019	41.7
2020	35.2
Thereafter	80.0
Total	$305.2

In addition to fixed lease rentals, leases generally require payment of maintenance expenses and real estate taxes, both of which are subject to escalation provisions. Minimum payments include $67.1 million ($14.1 million for 2016) which will be recorded against the facility exiting liability when paid and therefore will not be recorded as rental expense in future periods. Minimum payments have not been reduced by minimum sublease rentals of $60.3 million due in the future under non-cancellable subleases which will be recorded against the facility exiting liability when received. See Note 27 — “Severance and Facility Exiting Liabilities” for the liability related to closing facilities.

Rental expense for premises, net of sublease income (including restructuring charges from exiting office space), and equipment, was as follows. The 2015 balances include five months of activity related to OneWest Bank.

	Years Ended December 31,
(dollars in millions)	2015	2014	2013
Premises	$30.6	$20.1	$19.0
Equipment	6.4	3.4	3.0
Total	$37.0	$23.5	$22.0

NOTE 24 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Steven Mnuchin, a Director and Vice Chairman of CIT and CIT Bank and previously the Chairman and CEO of IMB and Chairman of OneWest Bank, is also Chairman, CEO, and principal owner of Dune Capital Management LP, a privately owned investment firm (“Dune Capital”). Through Dune Capital, Mr. Mnuchin owns or controls interests in several entities that have made various investments in the media and entertainment industry, including Ratpac-Dune Entertainment LLC, a film investment business (“Ratpac-Dune”) and Relativity Media LLC, a media production and distribution company (“Relativity”). CIT Bank was a lender and participant in a $300 million credit facility provided to Ratpac-Dune, which is led by Bank of America and was entered into prior to the OneWest Transaction. As of September 30, 2015, CIT Bank had a commitment in the facility of $17.8 million. CIT Bank sold its interest in the loan on October 14, 2015 and it is no longer a related party transaction.

Item 8:  Financial Statements and Supplementary Data

194    CIT ANNUAL REPORT 2015

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 2, 2014, Mr. Mnuchin purchased certain classes of equity interests in and was appointed as co-chairman of the Board of Relativity Holdings LLC (“Relativity“). As a result, several revolving credit facilities and term loan facilities that previously existed among OneWest Bank and certain other banks, as lenders, and certain subsidiaries and affiliates of Relativity (the ”Borrowers“), including one revolving credit facility that was increased in size after October 2, 2014, and certain deposits of the Borrowers with OneWest Bank, were considered to be related party transactions. Prior to October 2, 2014, James Wiatt, a director of both IMB and OneWest Bank, was also a director of Relativity. After Mr. Mnuchin joined the Board of Relativity on October 2, 2014, all subsequent actions between OneWest Bank and the Borrowers were approved by the full Board of OneWest Bank, excluding Mr. Mnuchin and Mr. Wiatt. As of December 31, 2015, the contractual loan commitments by CIT Bank, N.A. (formerly OneWest Bank) to the Borrowers was $39.9 million, of which $38.5 million was outstanding, and the deposit totaled $40.7 million. Effective as of May 29, 2015, Mr. Mnuchin ceased to be co-chairman of the Board of Relativity. Relativity filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code on July 30, 2015 seeking protection for itself and certain of its subsidiaries.

During the third quarter of 2015, Strategic Credit Partners Holdings LLC (the ”JV“), a joint venture between CIT Group Inc. (”CIT“) and TPG Special Situations Partners (”TSSP“), was formed. The JV will extend credit in senior-secured, middle-market corporate term loans, and, in certain circumstances, be a participant to such loans. Participation could be in corporate loans originated by CIT. The JV may acquire other types of loans, such as subordinate corporate loans, second lien loans, revolving loans, asset backed loans and real estate loans. During the year ended December 31, 2015, loans of $70 million were sold to the joint venture, while our investment is $4.6 million at December 31, 2015. CIT also maintains an equity interest of 10% in the JV.

During 2014, the Company formed two joint ventures (collectively ”TC-CIT Aviation“) between CIT Aerospace and Century Tokyo Leasing Corporation (”CTL“). CIT records its net investment under the equity method of accounting. Under the terms of the agreements, TC-CIT Aviation will acquire commercial aircraft that will be leased to airlines around the globe. CIT Aerospace is responsible for arranging future aircraft acquisitions, negotiating leases, servicing the portfolio and administering the entities. Initially, CIT Aerospace sold 14 commercial aircraft to TC-CIT Aviation in transactions with an aggregate value of approximately $0.6 billion, including nine aircraft sold in 2014 and five aircraft sold in the first quarter of 2015 (these five aircraft were sold at an aggregate amount of $240 million). In addition to the initial 14 commercial aircraft, CIT sold 5 commercial aircraft with an aggregate value of $226 million in the year ended December 31, 2015. CIT also made and maintains a minority equity investment in TC-CIT Aviation in the amount of approximately $50 million. CTL made and maintains a majority equity interest in the joint venture and is a lender to the companies.

CIT invests in various trusts, partnerships, and limited liability corporations established in conjunction with structured financing transactions of equipment, power and infrastructure projects. CIT’s interests in these entities were entered into in the ordinary course of business. Other assets included approximately $224 million and $73 million at December 31, 2015 and December 31, 2014, respectively, of investments in non-consolidated entities relating to such transactions that are accounted for under the equity or cost methods.

The combination of investments in and loans to non-consolidated entities represents the Company’s maximum exposure to loss, as the Company does not provide guarantees or other forms of indemnification to non-consolidated entities.

As of December 31, 2015, a wholly-owned subsidiary of the Company subserviced loans for a related party with unpaid principal balances of $204.5 million.

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

Types of Products and Services

Effective upon completion of the OneWest Transaction, CIT manages its business and reports financial results in four operating segments: (1) Transportation & International Finance (TIF); (2) North America Banking (NAB); (3) Legacy Consumer Mortgages (LCM); and (4) Non-Strategic Portfolios (NSP). Portions of the operations of the acquired OneWest Bank are included in the NAB segment (previously North American Commercial Finance) and in a new segment, LCM. The activities in NAB related to OneWest Bank are included in Commercial Real Estate, Commercial Banking and Consumer Banking. The Company also created a new segment, LCM, which includes consumer loans that were acquired by OneWest Bank from the FDIC and that CIT may be reimbursed for a portion of future losses under the terms of a loss sharing agreement with the FDIC. The addition of OneWest Bank in segment reporting did not affect CIT’s historical consolidated results of operations.

With the announced changes to CIT management, along with the Company’s exploration of alternatives for the commercial aerospace business, the Company will further refine segment reporting effective January 1, 2016.

TIF offers secured lending and leasing products to midsize and larger companies across the aerospace, rail and maritime industries. The segment’s international finance division, which includes corporate lending and equipment financing businesses in China, was transferred to AHFS. Revenues generated by TIF include rents collected on leased assets, interest on loans, fees, and gains from assets sold.

NAB provides a range of lending, leasing and deposit products, as well as ancillary products and services, including factoring, cash management and advisory services, to small and medium-sized companies and consumers in the U.S. and in Canada. The

CIT ANNUAL REPORT 2015    195

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

segment’s Canada business was transferred to AHFS. Lending products include revolving lines of credit and term loans and, depending on the nature and quality of the collateral, may be referred to as asset-based loans or cash flow loans. These are primarily composed of senior secured loans collateralized by accounts receivable, inventory, machinery & equipment, real estate, and intangibles, to finance the various needs of our customers, such as working capital, plant expansion, acquisitions and recapitalizations. Loans are originated through direct relationships with borrowers or through relationships with private equity sponsors. The commercial banking group also originates qualified Small Business Administration (”SBA“) 504 and 7(a) loans. Revenues generated by NAB include interest earned on loans, rents collected on leased assets, fees and other revenue from banking and leasing activities and capital markets transactions, and commissions earned on factoring and related activities.

NAB, through its 70 branches and on-line channel, also offers deposits and lending to borrowers who are buying or refinancing homes and custom loan products tailored to the clients’ financial needs. Products include checking, savings, certificates of deposit, residential mortgage loans, and investment advisory services. Consumer Banking also includes a private banking group that offers banking services to high net worth individuals.

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

NSP holds portfolios that we no longer considered strategic, which had all been sold as of December 31, 2015. The Company sold the Mexico and Brazil businesses in 2015, which combined included approximately $0.3 billion of assets held for sale. In conjunction with the closing of these transactions, we recognized a loss on sale, essentially all of which, $70 million pre-tax, was related to the recognition of CTA loss related to the Mexico and Brazil portfolios and the tax effect included in the provision for income taxes.

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

Item 8:  Financial Statements and Supplementary Data

196    CIT ANNUAL REPORT 2015

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Profit and Assets

For the year ended December 31, 2015, amounts also include the acquired business activities of OneWest Bank for five months.

Segment Pre-tax Income (Loss) (dollars in millions)

For the year ended December 31, 2015	TIF	NAB	LCM	NSP	Corporate & Other	Total CIT
Interest income	$285.4	$987.8	$152.9	$33.6	$53.2	$1,512.9
Interest expense	(645.6)	(284.9)	(35.1)	(29.3)	(108.6)	(1,103.5)
Provision for credit losses	(20.3)	(135.2)	(5.0)	–	–	(160.5)
Rental income on operating leases	2,021.7	113.3	–	17.5	–	2,152.5
Other income	97.1	267.9	0.4	(89.4)	(56.5)	219.5
Depreciation on operating lease equipment	(558.4)	(82.1)	–	–	–	(640.5)
Maintenance and other operating lease expenses	(231.0)	–	–	–	–	(231.0)
Operating expenses / loss on debt extinguishment	(293.8)	(660.7)	(42.9)	(33.4)	(140.1)	(1,170.9)
Income (loss) from continuing operations before (provision) benefit for income taxes	$655.1	$206.1	$70.3	$(101.0)	$(252.0)	$578.5
Select Period End Balances
Loans	$3,542.1	$22,701.1	$5,428.5	$–	$–	$31,671.7
Credit balances of factoring clients	–	(1,344.0)	–	–	–	(1,344.0)
Assets held for sale	889.0	1,162.2	41.2	–	–	2,092.4
Operating lease equipment, net	16,358.0	259.0	–	–	–	16,617.0
For the year ended December 31, 2014
Interest income	$289.4	$832.4	$–	$90.5	$14.2	$1,226.5
Interest expense	(650.4)	(285.4)	–	(82.1)	(68.3)	(1,086.2)
Provision for credit losses	(38.3)	(62.0)	–	0.4	(0.2)	(100.1)
Rental income on operating leases	1,959.9	97.4	–	35.7	–	2,093.0
Other income	69.9	318.0	–	(57.6)	(24.9)	305.4
Depreciation on operating lease equipment	(519.6)	(81.7)	–	(14.4)	–	(615.7)
Maintenance and other operating lease expenses	(196.8)	–	–	–	–	(196.8)
Operating expenses / loss on debt extinguishment	(301.9)	(499.7)	–	(74.6)	(69.1)	(945.3)
Income (loss) from continuing operations before (provision) benefit for income taxes	$612.2	$319.0	$–	$(102.1)	$(148.3)	$680.8
Select Period End Balances
Loans	$3,558.9	$15,936.0	$–	$0.1	$–	$19,495.0
Credit balances of factoring clients	–	(1,622.1)	–	–	–	(1,622.1)
Assets held for sale	815.2	22.8	–	380.1	–	1,218.1
Operating lease equipment, net	14,665.2	265.2	–	–	–	14,930.4

CIT ANNUAL REPORT 2015    197

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Pre-tax Income (Loss) (dollars in millions) (continued)

For the year ended December 31, 2013	TIF	NAB	LCM	NSP	Corporate & Other	Total CIT
Interest income	$254.9	$828.6	$–	$157.2	$14.5	$1,255.2
Interest expense	(585.5)	(284.3)	–	(130.2)	(60.9)	(1,060.9)
Provision for credit losses	(18.7)	(35.5)	–	(10.8)	0.1	(64.9)
Rental income on operating leases	1,682.4	104.0	–	111.0	–	1,897.4
Other income	82.2	306.5	–	(14.6)	7.2	381.3
Depreciation on operating lease equipment	(433.3)	(75.1)	–	(32.2)	–	(540.6)
Maintenance and other operating lease costs	(163.0)	–	–	(0.1)	–	(163.1)
Operating expenses / loss on debt extinguishment	(255.3)	(479.5)	–	(143.1)	(92.3)	(970.2)
Income (loss) from continuing operations before (provisions) benefit for income taxes	$563.7	$364.7	$–	$(62.8)	$(131.4)	$734.2
Select Period End Balances
Loans	$3,494.4	$14,693.1	$–	$441.7	$–	$18,629.2
Credit balances of factoring clients	–	(1,336.1)	–	–	–	(1,336.1)
Assets held for sale	158.5	38.2	–	806.7	–	1,003.4
Operating lease equipment, net	12,778.5	240.5	–	16.4	–	13,035.4

Geographic Information

The following table presents information by major geographic region based upon the location of the Company’s legal entities.

Geographic Region (dollars in millions)

		Total Assets(1)	Total Revenue from continuing operations	Income from continuing operations before benefit (provision) for income taxes	Income from continuing operations before attribution of noncontrolling interests
U.S.(1)	2015	$55,550.4	$2,565.3	$238.8	$808.7
	2014	$34,985.8	$2,174.3	$342.4	$740.9
	2013	$34,121.0	$2,201.7	$374.2	$354.6
Europe	2015	$8,390.9	$769.2	$149.0	$101.0
	2014	$7,950.5	$857.7	$161.2	$175.4
	2013	$7,679.6	$807.4	$167.3	$121.5
Other foreign(2) (3)	2015	$3,557.5	$550.4	$190.7	$157.2
	2014	$4,943.7	$592.9	$177.2	$162.4
	2013	$5,338.4	$524.8	$192.7	$174.2
Total consolidated	2015	$67,498.8	$3,884.9	$578.5	$1,066.9
	2014	$47,880.0	$3,624.9	$680.8	$1,078.7
	2013	$47,139.0	$3,533.9	$734.2	$650.3

(1)	Includes Assets of discontinued operation of $500.5 million at December 31, 2015, none at December 31, 2014 and $3,821.4 million at December 31, 2013.

(2)	Includes Canada region results which had income before income taxes of $131.9 million in 2015, and $72.6 million in 2014, and $79.5 million in 2013 and income before noncontrolling interest of $98.2 million in 2015, $57.4 million in 2014, and $69.2 million in 2013.

(3)	Includes Caribbean region results which had income before income taxes of $42.2 million in 2015, and $161.0 million in 2014, and $103.3 million in 2013 and income before noncontrolling interest of $48.9 million in 2015, $161.7 million in 2014, and $103.4 million in 2013.

Item 8:  Financial Statements and Supplementary Data

198    CIT ANNUAL REPORT 2015

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 26 — GOODWILL AND INTANGIBLE ASSETS

The following table summarizes goodwill balances by segment:

Goodwill (dollars in millions)

	TIF	NAB	LCM	Total
December 31, 2013	$183.1	$151.5	$–	$334.6
Additions, Other activity(1)	68.9	167.8	–	236.7
December 31, 2014	252.0	319.3	–	571.3
Additions(2)	–	376.1	286.9	663.0
Other activity(3)	(7.0)	(29.0)	–	(36.0)
December 31, 2015	$245.0	$666.4	$286.9	$1,198.3

(1)	Includes adjustments related to purchase accounting and foreign exchange translation.

(2)	Includes measurement period adjustments related to the OneWest transaction, as described below.

(3)	Includes adjustments related to transfer to held for sale and foreign exchange translation.

The December 31, 2014 goodwill included amounts from CIT’s emergence from bankruptcy in 2009, and its 2014 acquisitions of Capital Direct Group and its subsidiaries (”Direct Capital“), and Nacco, an independent full service railcar lessor. On January 31, 2014, CIT acquired 100% of the outstanding shares of Paris-based Nacco, an independent full service railcar lessor in Europe. The purchase price was approximately $250 million and the acquired assets and liabilities were recorded at their estimated fair values as of the acquisition date, resulting in $77 million of goodwill. On August 1, 2014, CIT Bank acquired 100% of Direct Capital, a U.S. based lender providing equipment financing to small and mid-sized businesses operating across a range of industries. The purchase price was approximately $230 million and the acquired assets and liabilities were recorded at their estimated fair values as of the acquisition date resulting in approximately $170 million of goodwill. In addition, intangible assets of approximately $12 million were recorded relating mainly to the valuation of existing customer relationships and trade names.

The 2015 addition relates to the OneWest Transaction. On August 3, 2015 CIT acquired 100% of IMB HoldCo LLC, the parent company of OneWest Bank. The purchase price was approximately $3.4 billion and the acquired assets and liabilities were recorded during the third quarter 2015 at their estimated fair value as of the acquisition date resulting in $598 million of goodwill recorded in the third quarter of 2015. The determination of estimated fair values required management to make certain estimates about discount rates, future expected cash flows (that may reflect collateral values), market conditions and other future events that are highly subjective in nature and may require adjustments, which can be updated throughout the year following the acquisition. Subsequent to the acquisition, management continued to review information relating to events or circumstances existing at the acquisition date. This review resulted in adjustments to the acquisition date valuation amounts, which increased the goodwill balance to $663.0 million. $286.9 million of the goodwill balance is associated with the LCM business segment. As the LCM segment is currently running off, we expect that the goodwill balance will become impaired in the future as the cash flows generated by the segment decrease over time. The remaining goodwill was allocated to the Commercial Banking, Consumer Banking and Commercial Real Estate reporting units in NAB. Additionally, intangible assets of approximately $165 million were recorded relating mainly to the valuation of core deposit intangibles, trade name and customer relationships, as detailed in the table below.

Once goodwill has been assigned, it no longer retains its association with a particular event or acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of goodwill.

Intangible Assets

The following table presents the gross carrying value and accumulated amortization for intangible assets, excluding fully amortized intangible assets.

Intangible Assets (dollars in millions)

	December 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$126.3	$(7.5)	$118.8	$–	$–	$ –
Trade names	27.4	(3.0)	24.4	7.4	(0.5)	6.9
Operating lease rental intangibles	35.1	(24.2)	10.9	42.7	(31.2)	11.5
Customer relationships	23.9	(3.2)	20.7	7.2	(0.4)	6.8
Other	2.1	(0.6)	1.5	0.5	–	0.5
Total intangible assets	$214.8	$(38.5)	$176.3	$57.8	$(32.1)	$ 25.7

CIT ANNUAL REPORT 2015    199

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The addition to intangible assets in 2015 reflects the OneWest Bank Transaction. The largest component related to the valuation of core deposits. Core deposit intangibles (”CDIs“) represent future benefits arising from non-contractual customer relationships (e.g., account relationships with the depositors) acquired from the purchase of demand deposit accounts, including interest and non-interest bearing checking accounts, money market and savings accounts. CDIs have a finite life and are amortized on a straight line basis over the estimated useful life of seven years. Amortization expense for the intangible assets is recorded in Operating expenses.

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

The following table presents the changes in intangible assets:

Intangible Assets Rollforward (dollars in millions)

	Customer Relationships	Core Deposit Intangibles	Trade Names	Operating Lease Rental Intangibles	Other	Total
December 31, 2013	$–	$–	$–	$20.3	$–	$20.3
Additions	7.2	–	7.8	(3.6)	0.5	11.9
Amortization, Other(1)	(0.4)	–	(0.9)	(5.2)	–	(6.5)
December 31, 2014	$6.8	$–	$6.9	$11.5	$0.5	$25.7
Additions(2)	16.6	126.3	20.1	4.4	1.7	169.1
Amortization(1)	(2.7)	(7.5)	(2.4)	(5.0)	(0.7)	(18.3)
Other(3)	–	–	(0.2)	–	–	(0.2)
December 31, 2015	$20.7	$118.8	$24.4	$10.9	$1.5	$176.3

(1)	Includes amortization recorded in operating expenses and operating lease rental income.

(2)	Includes measurement period adjustments related to the OneWest Transaction.

(3)	Includes foreign exchange translation and other miscellaneous adjustments.

Intangible assets prior to the OneWest Transaction included the operating lease rental intangible assets comprised of amounts related to net favorable (above current market rates) operating leases. The net intangible asset will be amortized as an offset to rental income over the remaining life of the leases, generally 5 years or less. The intangible assets also include approximately $9.5 million, net, related to the valuation of existing customer relationships and trade names recorded in conjunction with the acquisition of Direct Capital in 2014.

Accumulated amortization totaled $38.5 million at December 31, 2015, primarily related to intangible assets recorded prior to the OneWest Transaction. Projected amortization for the years ended December 31, 2016 through December 31, 2020 is approximately $29.0 million, $26.6 million, $26.1 million, $25.6 million, and $25.0 million, respectively.

NOTE 27 — SEVERANCE AND FACILITY EXITING LIABILITIES

The following table summarizes liabilities (pre-tax) related to closing facilities and employee severance:

Severance and Facility Exiting Liabilities (dollars in millions)

	Severance		Facilities
	Number of Employees	Liability	Number of Facilities	Liability	Total Liabilities
December 31, 2013	125	$17.7	15	$33.3	$51.0
Additions and adjustments	150	28.8	2	(2.2)	26.6
Utilization	(228)	(37.8)	(5)	(7.4)	(45.2)
December 31, 2014	47	8.7	12	23.7	32.4
Additions and adjustments	74	38.7	2	1.6	40.3
Utilization	(68)	(10.5)	(6)	(6.2)	(16.7)
December 31, 2015	53	$36.9	8	$19.1	$56.0

CIT continued to implement various organization efficiency and cost reduction initiatives, such as our international rationalization activities and CIT announced a reorganization of management in the 2015 fourth quarter. The severance additions primarily relate to employee termination benefits incurred in conjunction with these initiatives. The facility additions primarily relate to location closings and consolidations in connection with these initiatives. These additions, along with charges related to accelerated vesting of equity and other benefits, were recorded as part of the $58.2 million and $31.4 million provisions for the years ended December 31, 2015 and 2014, respectively.

Item 8:  Financial Statements and Supplementary Data

200    CIT ANNUAL REPORT 2015

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 28 — PARENT COMPANY FINANCIAL STATEMENTS

The following tables present the Parent Company only financial statements:

Condensed Parent Company Only Balance Sheets (dollars in millions)

	December 31, 2015	December 31, 2014
Assets:
Cash and deposits	$1,014.5	$1,432.6
Cash held at bank subsidiary	15.3	20.3
Securities purchased under agreements to resell	–	650.0
Investment securities	300.1	1,104.2
Receivables from nonbank subsidiaries	8,951.4	10,735.2
Receivables from bank subsidiaries	35.6	321.5
Investment in nonbank subsidiaries	4,998.8	6,600.1
Investment in bank subsidiaries	5,606.4	2,716.4
Goodwill	319.6	334.6
Other assets	2,158.9	1,625.2
Total Assets	$23,400.6	$25,540.1
Liabilities and Equity:
Borrowings	$10,677.7	$11,932.4
Liabilities to nonbank subsidiaries	1,049.7	3,924.1
Other liabilities	695.1	614.7
Total Liabilities	$12,422.5	$16,471.2
Total Stockholders’ Equity	10,978.1	9,068.9
Total Liabilities and Equity	$23,400.6	$25,540.1

Condensed Parent Company Only Statements of Income and Comprehensive Income (dollars in millions)

	Years Ended December 31,
	2015	2014	2013
Income
Interest income from nonbank subsidiaries	$435.1	$560.3	$636.6
Interest and dividends on interest bearing deposits and investments	3.2	1.4	2.0
Dividends from nonbank subsidiaries	630.3	526.8	551.1
Dividends from bank subsidiaries	459.2	39.4	15.5
Other income from subsidiaries	(138.8)	(62.4)	35.3
Other income	128.8	103.8	(4.6)
Total income	1,517.8	1,169.3	1,235.9
Expenses
Interest expense	(570.7)	(649.6)	(686.9)
Interest expense on liabilities to subsidiaries	(43.9)	(166.4)	(199.6)
Other expenses	(267.2)	(199.4)	(220.4)
Total expenses	(881.8)	(1,015.4)	(1,106.9)
Income (loss) before income taxes and equity in undistributed net income of subsidiaries	636.0	153.9	129.0
Benefit for income taxes	827.2	769.6	367.9
Income before equity in undistributed net income of subsidiaries	1,463.2	923.5	496.9
Equity in undistributed net income of bank subsidiaries	(248.1)	83.8	95.9
Equity in undistributed net income of nonbank subsidiaries	(158.5)	122.7	82.9
Net income	1,056.6	1,130.0	675.7
Other Comprehensive income (loss) income, net of tax	(8.2)	(60.3)	4.1
Comprehensive income	$1,048.4	$1,069.7	$679.8

CIT ANNUAL REPORT 2015    201

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Parent Company Only Statements of Cash Flows (dollars in millions)

	Years Ended December 31,
	2015	2014	2013
Cash Flows From Operating Activities:
Net income	$1,056.6	$1,130.0	$675.7
Equity in undistributed earnings of subsidiaries	406.6	(206.5)	(178.8)
Other operating activities, net	(588.6)	(735.4)	(88.2)
Net cash flows (used in) provided by operations	874.6	188.1	408.7
Cash Flows From Investing Activities:
Decrease (increase) in investments and advances to subsidiaries	620.1	(92.6)	21.0
Acquisitions	(1,559.5)	–	–
Decrease (increase) in Investment securities and securities purchased under agreements to resell	1,454.1	342.3	(1,346.2)
Net cash flows provided by (used in) investing activities	514.7	249.7	(1,325.2)
Cash Flows From Financing Activities:
Proceeds from the issuance of term debt	–	991.3	735.2
Repayments of term debt	(1,256.7)	(1,603.0)	(60.5)
Repurchase of common stock	(531.8)	(775.5)	(193.4)
Dividends paid	(114.9)	(95.3)	(20.1)
Net change in advances from subsidiaries	91.0	902.1	728.2
Net cash flows (used in) provided by financing activities	(1,812.4)	(580.4)	1,189.4
Net (decrease) increase in unrestricted cash and cash equivalents	(423.1)	(142.6)	272.9
Unrestricted cash and cash equivalents, beginning of period	1,452.9	1,595.5	1,322.6
Unrestricted cash and cash equivalents, end of period	$1,029.8	$1,452.9	$1,595.5

Item 8:  Financial Statements and Supplementary Data

202    CIT ANNUAL REPORT 2015

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 29 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following data presents quarterly data:

Selected Quarterly Financial Data (dollars in millions)

	Unaudited
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
For the year ended December 31, 2015
Interest income	$510.4	$437.7	$283.8	$281.0
Interest expense	(286.7)	(280.3)	(265.2)	(271.3)
Provision for credit losses	(57.6)	(49.9)	(18.4)	(34.6)
Rental income on operating leases	550.9	539.3	531.7	530.6
Other income	30.4	39.2	63.5	86.4
Depreciation on operating lease equipment	(166.8)	(159.1)	(157.8)	(156.8)
Maintenance and other operating lease expenses	(79.6)	(55.9)	(49.4)	(46.1)
Operating expenses	(357.8)	(333.9)	(235.0)	(241.6)
Loss on debt extinguishment	(2.2)	(0.3)	(0.1)	–
Benefit (provision) for income taxes	10.2	560.0	(37.8)	(44.0)
Net loss attributable to noncontrolling interests, after tax	–	–	–	0.1
Loss from discontinued operations, net of taxes	(6.7)	(3.7)	–	–
Net income	$144.5	$693.1	$115.3	$103.7
Net income per diluted share	$0.72	$3.61	$0.66	$0.59
For the year ended December 31, 2014
Interest income	$306.2	$308.3	$309.8	$302.2
Interest expense	(276.9)	(275.2)	(262.2)	(271.9)
Provision for credit losses	(15.0)	(38.2)	(10.2)	(36.7)
Rental income on operating leases	546.5	535.0	519.6	491.9
Other income	116.4	24.2	93.7	71.1
Depreciation on operating lease equipment	(153.2)	(156.4)	(157.3)	(148.8)
Maintenance and other operating lease expenses	(49.7)	(46.5)	(49.0)	(51.6)
Operating expenses	(248.8)	(234.5)	(225.0)	(233.5)
Loss on debt extinguishment	(3.1)	–	(0.4)	–
Benefit (provision) for income taxes	28.3	401.2	(18.1)	(13.5)
Net loss (income) attributable to noncontrolling interests, after tax	1.3	(2.5)	(5.7)	5.7
Income (loss) from discontinued operation, net of taxes	(1.0)	(0.5)	51.7	2.3
Net income	$251.0	$514.9	$246.9	$117.2
Net income per diluted share	$1.37	$2.76	$1.29	$0.59

NOTE 30 — SUBSEQUENT EVENTS

Revolving Credit Facility Amendment

On February 17, 2016 the Revolving Credit Facility was amended to extend the maturity date of the commitments to January 26, 2018, reduce the required minimum guarantor coverage from 1.50:1.0 to 1.375:1.0, and to include Fitch Ratings as a designated Rating Agency within the facilities terms and conditions. The total commitment amount is $1.5 billion consisting of a $1.15 billion revolving loan tranche and a $350 million revolving loan tranche that can also be utilized for the issuance of letters of credit.

On the closing date, no amounts were drawn under the Revolving Credit Facility. However, there was approximately $0.1 billion utilized for the issuance of letters of credit. Any amounts drawn under the facility will be used for general corporate purposes.

The Revolving Credit Agreement is unsecured and is guaranteed by certain of the Company’s domestic operating subsidiaries.

CIT ANNUAL REPORT 2015    203

Item 9. Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure

None

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision of and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2015. On August 3, 2015, the Company acquired IMB HoldCo LLC in a purchase business combination. Management has excluded the acquired business from its assessment of the effectiveness of disclosure controls and procedures as of December 31, 2015. Based on such evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management of CIT, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013).

On August 3, 2015, the Company acquired IMB HoldCo LLC in a purchase business combination. Management has excluded the acquired business from its annual assessment of the effectiveness of internal control over financial reporting as of December 31, 2015. IMB HoldCo LLC is a wholly-owned subsidiary that represented approximately 33% and 10% of our total consolidated assets and total consolidated revenue, respectively, as of and for the year ended December 31, 2015. Management concluded that the Company’s internal control over financial reporting, was effective as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013).

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

MATERIAL WEAKNESS IN THE ACQUIRED BUSINESS’S INTERNAL CONTROL OVER FINANCIAL REPORTING

As discussed above, on August 3, 2015 the Company acquired IMB HoldCo LLC in a purchase business combination and has excluded the acquired entity from the December 31, 2015 evaluation of the effectiveness of internal control over financial reporting and disclosure controls and procedures. However, management has identified a material weakness in the Financial Freedom reverse mortgage servicing business of IMB HoldCo LLC, which is reported in discontinued operations as of December 31, 2015 related to Home Equity Conversion Mortgages (HECM) Interest Curtailment Reserve as described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the preparation of the Company’s financial statements included in this annual report on Form 10-K, we identified errors in the estimation process of the HECM interest curtailment reserve that resulted in a measurement period adjustment.

In conjunction with the identification of the errors, management determined that a material weakness existed in the acquired business’s internal control over financial reporting related to the HECM Interest Curtailment Reserve. Specifically, controls are not adequately designed and maintained to ensure the key judgments and assumptions developed from loan file reviews or other historical experience are accurately determined, valid and authorized; the data used in the estimation process is complete and

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

204    CIT ANNUAL REPORT 2015

accurate; and the assumptions, judgments, and methodology continue to be appropriate. This control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.

The identification of this control deficiency resulted in adjustments to the calculation of the HECM Interest Curtailment Reserve. After performing analysis of the underlying data and assumptions, the reserve was adjusted to reflect the results of this analysis. Management concluded that the amounts and disclosures within the Company’s quarterly and annual financial statements since the acquisition of IMB Holdco LLC are not materially misstated

In response to the material weakness described above, the Company is in the process of designing procedures and controls to remediate the material weakness, with oversight from the Board of Directors. This remediation plan includes the following elements:

1)	Implement a data quality control program.

2)	Enhance controls over documentation of detailed data sources.

3)	Simplify the reserve estimation process and improve governance, controls and documentation.

Management believes that the new or enhanced controls, when implemented and when tested for a sufficient period of time, will remediate the material weakness described above. However, the Company cannot provide any assurance that these remediation efforts will be successful.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

CIT ANNUAL REPORT 2015    205

PART THREE

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by Item 10 is incorporated by reference from the information under the captions “Directors”, “Corporate Governance” and “Executive Officers” in our Proxy Statement for our 2016 annual meeting of stockholders.

Item 11. Executive Compensation

The information called for by Item 11 is incorporated by reference from the information under the captions “Director Compensation”, “Executive Compensation”, including “Compensation Discussion and Analysis” and “2016 Compensation Committee Report” in our Proxy Statement for our 2016 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for our 2016 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 is incorporated by reference from the information under the captions “Corporate Governance-Director Independence” and “Related Person Transactions Policy” in our Proxy Statement for our 2016 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services

The information called for by Item 14 is incorporated by reference from the information under the caption “Proposal 2 — Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement for our 2016 annual meeting of stockholders.

Item 10.  Directors, Executive Officers and Corporate Governance

206    CIT ANNUAL REPORT 2015

PART FOUR

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed with the Securities and Exchange Commission as part of this report (see Item 8):

1.	The following financial statements of CIT and Subsidiaries:
Report of Independent Registered Public Accounting Firm Consolidated Balance Sheets at December 31, 2015 and December 31, 2014.
Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013.
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013.
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013.
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

CIT ANNUAL REPORT 2015    207

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

Item 15.  Exhibits and Financial Statement Schedules

208    CIT ANNUAL REPORT 2015

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

4.25
Second Amended and Restated Revolving Credit and Guaranty Agreement, dated as of February 17, 2016, among CIT Group Inc., certain subsidiaries of CIT Group Inc., as Guarantors, the Lenders party thereto from time to time and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 18, 2016).

10.1*	Amended and Restated CIT Group Inc. Long-Term Incentive Plan (as amended and restated effective December 10, 2009) (incorporated by reference to Exhibit 4.1 to Form S-8 filed January 11, 2010).
10.2*	CIT Group Inc. Supplemental Retirement Plan (As Amended and Restated Effective as of January 1, 2008) (incorporated by reference to Exhibit 10.27 to Form 10-Q filed May 12, 2008).
10.3*	CIT Group Inc. Supplemental Savings Plan (As Amended and Restated Effective as of January 1, 2008) (incorporated by reference to Exhibit 10.28 to Form 10-Q filed May 12, 2008).
10.4*	New Executive Retirement Plan of CIT Group Inc. (As Amended and Restated as of January 1, 2008) (incorporated by reference to Exhibit 10.29 to Form 10-Q filed May 12, 2008).
10.5*	Form of CIT Group Inc. Long-term Incentive Plan Stock Option Award Agreement (One Year Vesting) (incorporated by reference to Exhibit 10.35 to Form 10-Q filed August 9, 2010).
10.6*	Form of CIT Group Inc. Long-term Incentive Plan Stock Option Award Agreement (Three Year Vesting) (incorporated by reference to Exhibit 10.36 to Form 10-Q filed August 9, 2010).
10.7*	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Unit Director Award Agreement (Initial Grant) (incorporated by reference to Exhibit 10.39 to Form 10-Q filed August 9, 2010).
10.8*	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Unit Director Award Agreement (Annual Grant) (incorporated by reference to Exhibit 10.40 to Form 10-Q filed August 9, 2010).
10.9*	Amended and Restated Employment Agreement, dated as of May 7, 2008, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.35 to Form 10-K filed March 2, 2009).

CIT ANNUAL REPORT 2015    209

10.10*	Amendment to Employment Agreement, dated December 22, 2008, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.37 to Form 10-K filed March 2, 2009).
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

Item 15.  Exhibits and Financial Statement Schedules

210    CIT ANNUAL REPORT 2015

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

10.39*	Offer Letter, dated October 27, 2015, between CIT Group Inc. and Ellen R. Alemany, including Attached Exhibits. (incorporated by reference to Exhibit 10.39 to Form 10-Q filed November 13, 2016).
10.40	Nomination and Support Agreement dated February 18, 2016 by and between J.C. Flowers & Co. LLC and CIT Group Inc. (incorporated by reference to Exhibit 99.1 to Form 8-K filed February 22, 2016).
12.1	CIT Group Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges.
21.1	Subsidiaries of CIT Group Inc.
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Powers of Attorney.
31.1
Certification of John A. Thain pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Commission, as promulgated pursuant to Section 13(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of E. Carol Hayles pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Commission, as promulgated pursuant to Section 13(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of John A. Thain pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of E. Carol Hayles pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.

**	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for granting confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

***	This information is furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not incorporated by reference into any filing under the Securities Act of 1933.

CIT ANNUAL REPORT 2015    211

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIT GROUP INC.
March 4, 2016	By: /s/ John A. Thain
John A. Thain
Chairman and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 4, 2016 in the capacities indicated below.

NAME	NAME

/s/ John A. Thain	Gerald Rosenfeld*
John A. Thain Chairman and Chief Executive Officer and Director	Gerald Rosenfeld Director

Ellen R. Alemany*	John R. Ryan*
Ellen R. Alemany Vice Chairman and Director	John R. Ryan Director

Michael J. Embler*	Sheila A. Stamps*
Michael J. Embler Director	Sheila A. Stamps Director

Alan Frank*	Seymour Sternberg*
Alan Frank Director	Seymour Sternberg Director

William M. Freeman*	Peter J. Tobin*
William M. Freeman Director	Peter J. Tobin Director

David M. Moffett*	Laura S. Unger*
David M. Moffett Director	Laura S. Unger Director

Steven T. Mnuchin*	/s/ E. Carol Hayles
Steven T. Mnuchin Vice Chairman and Director	E. Carol Hayles Executive Vice President and Chief Financial Officer

R. Brad Oates*	/s/ Edward K. Sperling
R. Brad Oates Director	Edward K. Sperling Executive Vice President and Controller

Marianne Miller Parrs*	/s/ James P. Shanahan
Marianne Miller Parrs Director	James P. Shanahan Senior Vice President, Chief Regulatory Counsel, Attorney-in-Fact

*	Original powers of attorney authorizing Robert J. Ingato, Christopher H. Paul, and James P. Shanahan and each of them to sign on behalf of the above-mentioned directors are held by the Corporation and available for examination by the Securities and Exchange Commission pursuant to Item 302(b) of Regulation S-T.