Form 10-Q
period 2016-03-31
CIT GROUP INC
filed 2016-05-09
CIK 1171825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2016	| | Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-31369

CIT GROUP INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-1051192 (IRS Employer Identification Number)

11 West 42nd Street New York, New York (Address of Registrant’s principal executive offices)	10036 (Zip Code)

(212) 461-5200 (Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of ‘large accelerated filer,’ ‘accelerated filer’ and ‘smaller reporting company’ in Rule 12b-2 of the Exchange Act. (Check One): Large accelerated filer |X| Accelerated filer |_| Non-accelerated filer |_| Smaller reporting company. |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

As of April 30, 2016 there were 201,705,273 shares of the registrant’s common stock outstanding.

Table of Contents   1

Part One — Financial Information

Item 1. Consolidated Financial Statements

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited) (dollars in millions — except share data)

	March 31, 2016	December 31, 2015
Assets
Cash and due from banks, including restricted balances of $210.1 and $601.4 at March 31, 2016 and December 31, 2015(1), respectively (see Note 8 for amounts pledged)	$1,006.8	$1,481.2
Interest bearing deposits, including restricted balances of $613.2 and $229.5 at March 31, 2016 and December 31, 2015(1), respectively (see Note 8 for amounts pledged)	7,135.0	6,820.3
Investment securities, including securities carried at fair value with changes recorded in net income of $323.0 and $339.7 at March 31, 2016 and December 31, 2015, respectively (see Note 8 for amounts pledged)	2,896.8	2,953.8
Assets held for sale(1)	2,211.2	2,092.4
Loans (see Note 8 for amounts pledged)	31,408.6	31,671.7
Allowance for loan losses	(404.6)	(360.2)
Total loans, net of allowance for loan losses(1)	31,004.0	31,311.5
Operating lease equipment, net (see Note 8 for amounts pledged)(1)	16,665.7	16,617.0
Indemnification assets	389.4	414.8
Unsecured counterparty receivable	556.3	537.8
Goodwill	1,195.1	1,198.3
Intangible assets	170.3	176.3
Other assets, including $152.8 and $195.9 at March 31, 2016 and December 31, 2015, respectively, at fair value	3,377.5	3,297.6
Assets of discontinued operations	489.5	500.5
Total Assets	$67,097.6	$67,401.5
Liabilities
Deposits	$32,892.7	$32,782.2
Credit balances of factoring clients	1,361.0	1,344.0
Other liabilities, including $316.9 and $221.3 at March 31, 2016 and December 31, 2015, respectively, at fair value	3,020.2	3,158.7
Borrowings, including $2,668.5 and $3,361.2 contractually due within twelve months at March 31, 2016 and December 31, 2015, respectively	18,012.6	18,441.8
Liabilities of discontinued operations	684.8	696.2
Total Liabilities	55,971.3	56,422.9
Stockholders’ Equity
Common stock: $0.01 par value, 600,000,000 authorized
Issued: 205,608,267 and 204,447,769 at March 31, 2016 and December 31, 2015, respectively	2.1	2.0
Outstanding: 201,701,876 and 201,021,508 at March 31, 2016 and December 31, 2015, respectively
Paid-in capital	8,739.4	8,718.1
Retained earnings	2,673.7	2,557.4
Accumulated other comprehensive loss	(117.4)	(142.1)
Treasury stock: 3,906,391 and 3,426,261 shares at March 31, 2016 and December 31, 2015 at cost, respectively	(172.0)	(157.3)
Total Common Stockholders’ Equity	11,125.8	10,978.1
Noncontrolling minority interests	0.5	0.5
Total Equity	11,126.3	10,978.6
Total Liabilities and Equity	$67,097.6	$67,401.5

(1)	The following table presents information on assets and liabilities related to Variable Interest Entities (VIEs) that are consolidated by the Company. The difference between VIE total assets and total liabilities represents the Company’s interests in those entities, which were eliminated in consolidation. The assets of the consolidated VIEs will be used to settle the liabilities of those entities and, except for the Company’s interest in the VIEs, are not available to the creditors of CIT or any affiliates of CIT.

Assets
Cash and interest bearing deposits, restricted	$283.1	$314.2
Assets held for sale	240.5	279.7
Total loans, net of allowance for loan losses	2,284.4	2,218.6
Operating lease equipment, net	3,918.5	3,985.9
Other	11.1	11.2
Total Assets	$6,737.6	$6,809.6
Liabilities
Beneficial interests issued by consolidated VIEs (classified as long-term borrowings)	$3,718.3	$4,084.8
Total Liabilities	$3,718.3	$4,084.8

The accompanying notes are an integral part of these consolidated financial statements.

2   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (dollars in millions — except per share data)

	Quarters Ended March 31,
	2016	2015
Interest income
Interest and fees on loans	$464.5	$272.4
Other interest and dividends	30.9	8.6
Interest income	495.4	281.0
Interest expense
Interest on borrowings	(186.9)	(202.3)
Interest on deposits	(99.5)	(69.0)
Interest expense	(286.4)	(271.3)
Net interest revenue	209.0	9.7
Provision for credit losses	(99.3)	(34.6)
Net interest revenue, after credit provision	109.7	(24.9)
Non-interest income
Rental income on operating leases	575.4	530.6
Other income	100.9	86.4
Total non-interest income	676.3	617.0
Total revenue, net of interest expense and credit provision	786.0	592.1
Non-interest expenses
Depreciation on operating lease equipment	(175.3)	(156.8)
Maintenance and other operating lease expenses	(56.2)	(46.1)
Operating expenses	(348.5)	(241.6)
Loss on debt extinguishment	(1.6)	–
Total non-interest expenses	(581.6)	(444.5)
Income from continuing operations before provision for income taxes	204.4	147.6
Provision for income taxes	(52.7)	(44.0)
Income from continuing operations, before attribution of noncontrolling interests	151.7	103.6
Net loss attributable to noncontrolling interests, after tax	–	0.1
Income from continuing operations	151.7	103.7
Discontinued Operations
Loss from discontinued operation, net of taxes	(4.8)	–
Net Income	$146.9	$103.7
Basic income per common share
Income from continuing operations	$0.75	$0.59
Loss from discontinued operation	(0.02)	–
Basic income per share	$0.73	$0.59
Diluted income per common share
Income from continuing operations	$0.75	$0.59
Loss from discontinued operation	(0.02)	–
Diluted income per share	$0.73	$0.59
Average number of common shares (thousands)
Basic	201,394	176,260
Diluted	202,136	177,072
Dividends declared per common share	$0.15	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

Item 1.  Consolidated Financial Statements  3

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (dollars in millions)

	Quarters Ended March 31,
	2016	2015
Income from continuing operations, before attribution of noncontrolling interests	$151.7	$103.6
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	21.2	(28.4)
Net unrealized gains (losses) on available for sale securities	2.6	(0.4)
Changes in benefit plans net gain (loss) and prior service (cost)/credit	0.9	(0.4)
Other comprehensive income (loss), net of tax	24.7	(29.2)
Comprehensive income before noncontrolling interests and discontinued operation	176.4	74.4
Comprehensive loss attributable to noncontrolling interests	–	0.1
Loss from discontinued operation, net of taxes	(4.8)	–
Comprehensive income	$171.6	$74.5

The accompanying notes are an integral part of these consolidated financial statements.

4   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (dollars in millions)

	Common Stock	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Minority Interests	Total Equity
December 31, 2015	$2.0	$8,718.1	$2,557.4	$(142.1)	$(157.3)	$0.5	$10,978.6
Net income	–	–	146.9	–	–	–	146.9
Other comprehensive income, net of tax	–	–	–	24.7	–	–	24.7
Dividends paid	–	–	(30.6)	–	–	–	(30.6)
Amortization of restricted stock, stock option and performance shares expenses	–	20.8	–	–	(14.7)	–	6.1
Issuance of common stock	0.1	–	–	–	–	–	0.1
Employee stock purchase plan	–	0.5	–	–	–	–	0.5
March 31, 2016	$2.1	$8,739.4	$2,673.7	$(117.4)	$(172.0)	$0.5	$11,126.3
December 31, 2014	$2.0	$8,603.6	$1,615.7	$(133.9)	$(1,018.5)	$(5.4)	$9,063.5
Net income	–	–	103.7	–	–	(0.1)	103.6
Other comprehensive loss, net of tax	–	–	–	(29.2)	–	–	(29.2)
Dividends paid	–	–	(27.1)	–	–	–	(27.1)
Amortization of restricted stock, stock option and performance shares expenses	–	20.5	–	–	(20.4)	–	0.1
Repurchase of common stock	–	–	–	–	(331.7)	–	(331.7)
Employee stock purchase plan	–	0.4	–	–	–	–	0.4
Purchase of noncontrolling interest and distribution of earnings and capital	–	(26.5)	–	–	–	6.0	(20.5)
March 31, 2015	$2.0	$8,598.0	$1,692.3	$(163.1)	$(1,370.6)	$0.5	$8,759.1

The accompanying notes are an integral part of these consolidated financial statements.

Item 1.  Consolidated Financial Statements  5

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (dollars in millions)

	Three Months Ended March 31,
	2016	2015
Cash Flows From Operations
Net income	$146.9	$103.7
Adjustments to reconcile net income to net cash flows from operations:
Provision for credit losses	99.3	34.6
Net depreciation, amortization and (accretion)	176.9	165.5
Net gains on asset sales	(8.5)	(29.2)
Provision for deferred income taxes	67.3	21.2
(Increase) decrease in finance receivables held for sale	347.1	(74.7)
Reimbursement of OREO expense from FDIC	4.6	–
Increase in other assets	(77.2)	(46.8)
Decrease in other liabilities	(190.4)	(41.7)
Net cash flows provided by operations	566.0	132.6
Cash Flows From Investing Activities
Changes in loans, net	(437.7)	(52.3)
Purchases of investment securities	(492.5)	(3,094.3)
Proceeds from maturities of investment securities	541.5	3,482.3
Proceeds from asset and receivable sales	455.9	544.9
Purchases of assets to be leased and other equipment	(298.4)	(408.2)
Net decrease in short-term factoring receivables	(209.9)	(112.3)
Proceeds from redemption of restricted stock	2.2	1.7
Payments to the FDIC under loss share agreements	(3.1)	–
Proceeds from the FDIC under loss share agreements and participation agreements	25.4	–
Proceeds from sale of OREO, net of repurchases	36.6	–
Net change in restricted cash	7.6	143.8
Net cash flows provided by (used in) investing activities	(372.4)	505.6
Cash Flows From Financing Activities
Proceeds from the issuance of term debt	7.2	519.8
Repayments of term debt	(470.2)	(2,126.9)
Proceeds from FHLB advances	551.0	–
Repayments of FHLB debt	(552.3)	(167.9)
Net increase in deposits	114.2	908.4
Collection of security deposits and maintenance funds	70.1	255.5
Use of security deposits and maintenance funds	(30.8)	(316.7)
Repurchase of common stock	–	(331.7)
Dividends paid	(30.6)	(27.1)
Purchase of noncontrolling interest	–	(20.5)
Payments on affordable housing investment credits	(4.3)	–
Net cash flows used in financing activities	(345.7)	(1,307.1)
Decrease in unrestricted cash and cash equivalents	(152.1)	(668.9)
Unrestricted cash and cash equivalents, beginning of period	7,470.6	6,155.5
Unrestricted cash and cash equivalents, end of period	$7,318.5	$5,486.6
Supplementary Cash Flow Disclosure
Interest paid	$(335.9)	$(324.3)
Federal, foreign, state and local income taxes (paid) collected, net	$(0.2)	$(14.0)
Supplementary Non Cash Flow Disclosure
Transfer of assets from held for investment to held for sale	$833.4	$239.4
Transfer of assets from held for sale to held for investment	$61.1	$0.7
Transfer of assets from held for investment to OREO	$19.9	$–

The accompanying notes are an integral part of these consolidated financial statements.

6   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CIT Group Inc., together with its subsidiaries (collectively “CIT” or the “Company”), has provided financial solutions to its clients since its formation in 1908. The Company provides financing, leasing and advisory services principally to middle market companies in a wide variety of industries primarily in North America, and equipment financing and leasing solutions to the transportation industry worldwide. CIT is a bank holding company (“BHC”) and a financial holding company (“FHC”). Through its bank subsidiary, CIT Bank, N.A., CIT provides a full range of commercial and consumer banking and related services to customers through 70 branches located in Southern California and its online bank, bankoncit.com.

CIT is regulated by the Board of Governors of the Federal Reserve System (“FRB”) and the Federal Reserve Bank of New York (“FRBNY”) under the U.S. Bank Holding Company Act of 1956. CIT Bank, N.A. is regulated by the Office of the Comptroller of the Currency, U.S. Department of the Treasury (“OCC”).

BASIS OF PRESENTATION

Basis of Financial Information

These consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial information and accordingly do not include all information and note disclosures required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. The financial statements in this Form 10-Q, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of CIT’s financial position, results of operations and cash flows in accordance with GAAP. These consolidated financial statements should be read in conjunction with our Form 10-K for the year ended December 31, 2015, which is on file with the U.S. Securities and Exchange Commission. For the quarterly period ended March 31, 2016, CIT re-organized its reportable operating segments to Commercial Banking, Transportation Finance, Consumer and Community Banking and Non-Strategic Portfolios. Refer to Note 17 — Business Segment Information for further discussion.

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

The results for the quarter ended March 31, 2016 contain activity of OneWest Bank, National Association (“OneWest Bank”), acquired on August 3, 2015, whereas no OneWest Bank activity for the comparable March 31, 2015 quarter is included. See Note 2 — Acquisition and Disposition Activities for details. The current period’s results of operations do not necessarily indicate the results that may be expected for any other interim period or for the full year as a whole.

Discontinued Operations

The Financial Freedom business, a division of CIT Bank (formerly a division of OneWest Bank) that services reverse mortgage loans, was acquired in conjunction with the OneWest Transaction. Pursuant to ASC 205-20, as amended by ASU 2014-08, the Financial Freedom business is reflected as discontinued operations as of the August 3, 2015 acquisition date and in the subsequent periods until ultimate disposition. The business includes the entire third party servicing of reverse mortgage operations, which consist of personnel, systems and servicing assets. The assets of discontinued operations primarily include Home Equity Conversion Mortgage (“HECM”) loans and servicing advances. The liabilities of discontinued operations include reverse mortgage servicing liabilities, which relates primarily to loans serviced for Fannie Mae, secured borrowings and contingent liabilities. Unrelated to the Financial Freedom business, continuing operations includes a portfolio of reverse mortgages, which is maintained in the Consumer and Community Banking segment.

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

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Revisions

In preparing the financial statements for the year ended December 31, 2015, the Company discovered and corrected immaterial errors impacting the classification of certain balances between line items and categories presented in the Consolidated Statements of Cash Flows. The amounts presented comparatively for the quarter ended March 31, 2015 have been revised for these misclassifications. For the quarter ended March 31, 2015, the errors resulted in an understatement of net cash flows provided by operations of $65.4 million, an overstatement of net cash flow provided by investing activities of $12.0 million, and an understatement of net cash flows used in financing activities of $53.4 million. The errors had no impact on the Company’s reported “Increase (decrease) in unrestricted cash and cash equivalents” or “Unrestricted cash and cash equivalents” for any period.

SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are included with the current Form 10-K on file. There were no material changes to these policies in first quarter of 2016 except for applicable updates to reflect the change in segment and classes.

Accounting Pronouncements Adopted

During the quarter ended March 31, 2016, the Company adopted the following Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”):

■	ASU 2014-12, Compensation — Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period;

■	ASU 2015-01, Income Statement — Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items;

■	ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis;

■	ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs; and

■	ASU 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting.

Stock Compensation

ASU 2014-12 directs that a performance target that affects vesting and can be achieved after the requisite service period is a performance condition. That is, compensation cost would be recognized over the required service period if it is probable that the performance condition would be achieved. The total amount of compensation cost recognized during and after the requisite service period would reflect the number of awards that are expected to vest and would be adjusted to reflect those awards that ultimately vest. The ASU does not require additional disclosures.

CIT adopted this ASU effective January 1, 2016 to all awards granted or modified after the effective date. Adoption of this guidance did not have a significant impact on CIT’s financial statements or disclosures.

Extraordinary and Unusual Items

ASU 2015-01 eliminates the concept of extraordinary item and the need for entities to evaluate whether transactions or events are both unusual in nature and infrequently occurring.

The ASU precludes (1) segregating an extraordinary item from the results of ordinary operations; (2) presenting separately an extraordinary item on the income statement, net of tax, after income from continuing operations; and (3) disclosing income taxes and earnings-per-share data applicable to an extraordinary item. However, the ASU does not affect the reporting and disclosure requirements for an event or transaction that is unusual in nature or that occurs infrequently. Consequently, although the Company will no longer need to determine whether a transaction or event is both unusual in nature and infrequently occurring, CIT will still need to assess whether items are unusual in nature or infrequent to determine if the additional presentation and disclosure requirements for these items apply.

CIT adopted this ASU effective January 1, 2016. Adoption of this guidance did not have a significant impact on CIT’s financial statements or disclosures.

Consolidation

ASU 2015-02 amended the current consolidation guidance to change the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity (“VIE”), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. It also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities.

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

The impacts of the update include:

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

CIT adopted ASU 2015-02 effective January 1, 2016 under the modified retrospective approach. Based on CIT’s re-assessment of its VIEs under the amended guidance, the adoption of this ASU did not have a significant impact on CIT’s financial statements or disclosures.

Debt Issuance Costs

ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount.

Debt issuance costs are specific incremental costs, other than those paid to the lender, that are directly attributable to issuing a debt instrument (i.e., third party costs). Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as a deferred charge (i.e., an asset).

ASU 2015-15 clarified ASU 2015-03, which did not address the balance sheet presentation of debt issuance costs that are either (1) incurred before a debt liability is recognized (e.g. before the debt proceeds are received), or (2) associated with revolving debt arrangements. ASU 2015-15 states that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing deferred debt issuance costs ratably over the term of the LOC arrangement, regardless of whether there are outstanding borrowings under that LOC arrangement.

In accordance with the new guidance, CIT reclassified deferred debt costs previously included in other assets to borrowings in the first quarter of 2016 and conformed prior periods. The adoption of this guidance did not have a significant impact on CIT’s financial statements or disclosures.

Recent Accounting Pronouncements

The following accounting pronouncements have been issued by the FASB but are not yet effective:

■	ASU 2014-09, Revenue from contracts with customers (Topic 606)

■	ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

■	ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date

■	ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities;

■	ASU 2016-02, Leases (Topic 842);

■	ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships;

■	ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments;

■	ASU 2016-07, Investments — Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting;

■	ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net);

■	ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting; and

Item 1.  Consolidated Financial Statements  9

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

■	ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

ASU 2014-15 describes how entities should assess their ability to meet their obligations and sets disclosure requirements about how this information should be communicated. The standard will be used along with existing auditing standards, and provides the following key guidance:

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

Financial Instruments

ASU 2016-01 addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The main objective is enhancing the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The amendments to current GAAP are summarized as follows:

■	Supersede current guidance to classify equity securities into different categories (i.e. trading or available-for-sale);

■	Require equity investments to be measured at fair value with changes in fair value recognized in net income, rather than other comprehensive income. This excludes those investments accounted for under the equity method, or those that result in consolidation of the investee;

■	Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment (similar to goodwill);

■	Eliminate the requirement to disclose the method(s) and significant assumptions used to estimate fair value that is required to be disclosed for financial instruments measured at amortized cost;

■	Require the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes;

■	Require an entity to present separately in other comprehensive income the portion of the change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with fair value option for financial instruments;

■	Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e. securities, or loans and receivables) on the balance sheet or accompanying notes to the financial statements;

■	Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.

For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. CIT is currently evaluating the impact of adopting this amendment on its financial instruments.

Leases

ASU 2016-02, which is intended to increase transparency and comparability of accounting for lease transactions, will require all leases to be recognized on the balance sheet as lease assets and lease liabilities.

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

Derivatives and Hedge Accounting

ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. An entity will, however, still need to evaluate whether it is probable that the counterparty will perform under the contract as part of its ongoing effectiveness assessment for hedge accounting. Therefore, a novation (replacing one counterparty to a derivative instrument with a new counterparty) of a derivative to a counterparty with a sufficiently high credit risk could still result in the dedesignation of the hedging relationship. The new guidance, which may be applied either on a prospective basis or a modified retrospective basis, is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. CIT is currently reviewing the impact of adopting this guidance on CIT’s financial statement or disclosures.

ASU 2016-06 clarifies that in assessing whether an embedded contingent put or call option is clearly and closely related to the debt host, an entity is required to perform only the four-step decision sequence in ASC 815, as amended by the ASU. Accordingly, when a call (put) option is contingently exercisable, there is no requirement that an entity must assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. The new guidance is effective for public business entities in interim and annual periods in fiscal years beginning after December 15, 2016. Early adoption is permitted in any interim period for which the entity’s financial statements have not been issued but would be retroactively applied to the beginning of the year that includes that interim period. CIT is currently evaluating the effect of this ASU on its financial statements and disclosures.

Equity method and joint ventures

ASU 2016-07 eliminates the requirement that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting.

For available-for-sale securities that become eligible for the equity method of accounting, any unrealized gain or loss recorded within accumulated other comprehensive income should be recognized in earnings at the date the investment initially qualifies for the use of the equity method.

The new standard should be applied prospectively for investments that qualify for the equity method of accounting after the effective date. For all entities, public and nonpublic, the new standard is effective for interim and annual periods beginning after December 15, 2016. Early adoption is permitted. CIT is currently evaluating the effect of this ASU on its financial statements and disclosures.

Revenue Recognition

ASU 2014-09 will supersede virtually all of the revenue recognition guidance in GAAP, except as it relates to lease accounting. The core principle of the five-step model is that a company will recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. In doing so, many companies will have to make more estimates and use more judgment than they do under current GAAP. The five-step analysis of transactions, to determine when and how revenue is recognized, includes:

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

ASU 2015-14 deferred the effective date one year for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period, which means CIT would apply the standard in their SEC filings for the first quarter of 2018. Public companies

Item 1.  Consolidated Financial Statements  11

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

that choose full retrospective application will need to apply the standard to amounts they report for 2016 and 2017 on the face of their full year 2018 financial statements.

ASU 2016-08 clarifies that when another party, along with the entity, is involved in providing a good or service to a customer, the entity must determine if the nature of its obligation is to provide a good or service to a customer (that is, to be a principal) or is to arrange for the good or service to be provided to the customer (that is, to act as an agent). When (or as) an entity that is a principal satisfies a performance obligation, the entity recognizes revenue in the gross amount of consideration to which it expects to be entitled in exchange for the specified good or service transferred to the customer. When (or as) an entity that is an agent satisfies a performance obligation, the entity recognizes revenue in the amount of any fee or commission to which it expects to be entitled in exchange for arranging for the specified good or service to be provided by the other party. ASU 2016-08 also amends the principal-versus agent implementation guidance and illustrations in ASU 2014-09.

ASU 2016-10 clarifies identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. For identifying performance obligations, the ASU specifies that an entity is not required to assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract. In addition, an entity is permitted to account for shipping and handling activities that occur after the customer has obtained control of a good as an activity to fulfill the promise to transfer the good rather than as an additional promised service. The ASU also improves the guidance on assessing whether promises to transfer goods or services are separately identifiable. For licensing implementation, the ASU clarifies the timing of revenue recognition from a license to intellectual property. In addition, a sales-based or usage-based royalty is promised in exchange for a license and, therefore, the royalty’s recognition constraint applies whenever a license is the sole or predominant item to which the royalty relates. The effective date and transition of ASU 2016-08 and 2016-10 aligns with ASU 2014-09, effective for fiscal years beginning after December 15, 2017.

CIT is currently reviewing the impact of adoption of these ASUs and has not determined the method of adoption or the effect of the standard on its ongoing financial reporting.

Stock Compensation

ASU 2016-09 simplifies several aspects of the accounting for share-based payment award transactions to employees, including:

■	Require companies to record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement; a Company would account for excess tax benefits and deficiencies as discrete items in the period in which they occur (i.e. they would be excluded from the estimated annual effective tax rate).

■	Eliminate the requirement that excess tax benefits be realized (i.e. reduce income taxes payable) before being recognized, and to require excess tax benefits to be presented as an operating activity in the statement of cash flows.

■	Use employee’s shares to satisfy the employers’ statutory income tax withholding obligation. The threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions. Cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity.

■	An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur.

For the amendments that change the recognition and measurement of share-based payment awards, the new guidance requires transition under a modified retrospective approach, with a cumulative-effect adjustment made to retained earnings as of the beginning of the fiscal period in which the guidance is adopted. Prospective application is required for the accounting for excess tax benefits and tax deficiencies and for use of the practical expedient for estimating the expected term.

An entity should apply the new guidance retrospectively for all periods presented related to the classification of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirements. It can elect to apply the new guidance either prospectively or retrospectively, however, to the presentation of excess tax benefits on the statement of cash flows.

The guidance would be effective for public entities for annual reporting periods beginning after December 15, 2016. Early adoption would be permitted. CIT is currently evaluating the effect of this ASU on its financial statements and disclosures.

NOTE 2 — ACQUISITION AND DISPOSITION ACTIVITIES

ACQUISITIONS

During 2015, the Company completed the following significant business acquisition.

OneWest Transaction

Effective as of August 3, 2015, CIT acquired IMB HoldCo, LLC (“IMB”), the parent company of OneWest Bank. CIT Bank, a Utah-state chartered bank and a wholly owned subsidiary of CIT, merged with and into OneWest Bank, with OneWest Bank surviving as a wholly owned subsidiary of CIT with the name CIT Bank, National Association. CIT paid approximately $3.4 billion as consideration,

12   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

comprised of approximately $1.9 billion in cash proceeds, approximately 30.9 million shares of CIT Group Inc. common stock (valued at approximately $1.5 billion at the time of closing), and approximately 168,000 restricted stock units of CIT (valued at approximately $8 million at the time of closing). Total consideration also included $116 million of cash retained by CIT as a holdback for certain potential liabilities relating to IMB and $2 million of cash for expenses of the holders’ representative. The acquisition was accounted for as a business combination, subject to the provisions of ASC 805-10-50, Business Combinations.

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

DISCONTINUED OPERATIONS

Reverse Mortgage Servicing

The Financial Freedom business, a division of CIT Bank (formerly a division of OneWest Bank) that services reverse mortgage loans, was acquired in conjunction with the OneWest Transaction. Pursuant to ASC 205-20, the Financial Freedom business is reflected as discontinued operations. The business includes the entire third party servicing of reverse mortgage operations, which consist of personnel, systems and servicing assets. The assets of discontinued operations primarily include Home Equity Conversion Mortgage (“HECM”) loans and servicing advances. The liabilities of discontinued operations include reverse mortgage servicing liabilities, which relates primarily to loans serviced for Fannie Mae, secured borrowings and contingent liabilities. In addition, continuing operations includes a portfolio of reverse mortgages, which are maintained in the Legacy Consumer Mortgage division of the Consumer and Community Banking segment, which are serviced by Financial Freedom. Based on the Company’s continuing assessment of market participants costs to service and contemplation of recent industry servicing practice changes, the Company’s value for the reverse MSRs was a negative $10 million at March 31, 2016, which is unchanged from December 31, 2015.

As a mortgage servicer of residential reverse mortgage loans, the Company is exposed to contingent liabilities for breaches of servicer obligations as set forth in industry regulations established by HUD and FHA and in servicing agreements with the applicable counterparties, such as Fannie Mae and other investors. Under these agreements, the servicer may be liable for failure to perform its servicing obligations, which could include fees imposed for failure to comply with foreclosure timeframe requirements established by servicing guides and agreements to which CIT is a party as the servicer of the loans. The Company has established reserves for contingent servicing-related liabilities associated with discontinued operations. While the Company believes that such accrued liabilities are adequate, it is reasonably possible that such liabilities could ultimately exceed the Company’s reserve for probable and reasonably estimable losses by up to $40 million as of March 31, 2016, which is unchanged from December 31, 2015.

Separately, a corresponding indemnification receivable from the FDIC of $65 million and $66 million at March 31, 2016 and December 31, 2015, respectively, was recognized for the loans covered by indemnification agreements with the FDIC reported in continuing operations. The indemnification receivable is measured using the same assumptions used to measure the indemnified item (contingent liability) subject to management’s assessment of the collectability of the indemnification asset and any contractual limitations on the indemnified amount.

Condensed Balance Sheet of Discontinued Operations (dollars in millions)

	March 31, 2016	December 31, 2015
Net Finance Receivables(1)	$434.5	$449.5
Other assets(2)	55.0	51.0
Assets of discontinued operations	$489.5	$500.5
Secured borrowings(1)	$425.8	$440.6
Other liabilities(3)	259.0	255.6
Liabilities of discontinued operations	$684.8	$696.2

(1)	Net finance receivables include $424.4 million and $440.2 million of securitized balances at March 31, 2016 and December 31, 2015, respectively and $10.1 million and $9.3 million of additional draws awaiting securitization, respectively.. Secured borrowings relate to those receivables.

(2)	Amount includes servicing advances, servicer receivables and property and equipment, net of accumulated depreciation.

(3)	Other liabilities include contingent liabilities and other accrued liabilities.

Item 1.  Consolidated Financial Statements  13

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The results from discontinued operations, net of tax, for the quarter ended March 31, 2016 is presented below. There was no activity from discontinued operations in the prior-year quarter.

Condensed Statements of Operation (dollars in millions)

Quarter Ended March 31, 2016
Interest income(1)	$3.0
Interest expense(1)	(3.0)
Other income	8.8
Operating expenses(2)	(16.2)
Loss from discontinued operation before benefit (provision) for income taxes	(7.4)
Benefit for income taxes(3)	2.6
Loss from discontinued operation, net of taxes	$(4.8)

(1)	Includes amortization for the premium associated with the HECM loans and related secured borrowings.

(2)	For the quarter ended March 31, 2016, operating expense is comprised of $0.8 million in salaries and benefits, $3.9 million in professional and legal services and $11.5 million for other expenses such as data processing, premises and equipment, and miscellaneous charges.

(3)	The Company’s tax rate for discontinued operations is 35% for the quarter ended March 31, 2016.

Condensed Statement of Cash Flows (dollars in millions)

Quarter Ended March 31, 2016
Net cash flows used for operations	$(10.2)
Net cash flows provided by investing activities	19.8

NOTE 3 — LOANS

The following tables and data as of March 31, 2016 include the loan balances acquired in the OneWest Transaction, which were recorded at fair value at the time of the acquisition (August 3, 2015). See Note 2 — Acquisition and Disposition Activities in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2015 for details of the OneWest Transaction.

Finance receivables, excluding those reflected as discontinued operations, consist of the following:

Finance Receivables by Product (dollars in millions)

	March 31, 2016	December 31, 2015
Commercial Loans	$21,340.3	$21,380.9
Direct financing leases and leveraged leases	3,210.3	3,427.5
Total commercial	24,550.6	24,808.4
Consumer Loans	6,858.0	6,863.3
Total finance receivables	31,408.6	31,671.7
Finance receivables held for sale	2,051.9	1,985.1
Finance receivables and held for sale receivables(1)	$33,460.5	$33,656.8

(1)	Assets held for sale on the Balance Sheet includes finance receivables and operating lease equipment primarily related to portfolios in Canada, China, international business air and the U.K. As discussed in subsequent tables, since the Company manages the credit risk and collections of finance receivables held for sale consistently with its finance receivables held for investment, the aggregate amount is presented in this table.

14   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents finance receivables by segment, based on obligor location:

Finance Receivables (dollars in millions)

	March 31, 2016			December 31, 2015
	Domestic	Foreign	Total	Domestic	Foreign	Total
Transportation Finance	$776.2	$2,010.5	$2,786.7	$815.1	$2,727.0	$3,542.1
Commercial Banking	21,088.8	348.4	21,437.2	20,607.9	321.3	20,929.2
Consumer and Community Banking(1)	7,184.7	–	7,184.7	7,200.4	–	7,200.4
Total	$29,049.7	$2,358.9	$31,408.6	$28,623.4	$3,048.3	$31,671.7

(1)	The Consumer and Community Banking segment includes certain commercial loans, primarily consisting of a portfolio of SBA loans. These loans are excluded from the Consumer loan balance and included in the Commercial loan balances in the tables throughout this note.

The following table presents selected components of the net investment in finance receivables:

Components of Net Investment in Finance Receivables (dollars in millions)

	March 31, 2016	December 31, 2015
Unearned income	$(844.5)	$(870.4)
Unamortized premiums / (discounts)	(22.9)	(34.0)
Accretable yield on purchase credit impaired (“PCI”) loans	1,279.7	1,294.0
Net unamortized deferred costs and (fees)(1)	47.5	42.9

(1)	Balance relates to Commercial Banking and Transportation Finance segments.

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

Commercial Finance and Held for Sale Receivables — Risk Rating by Class / Segment (dollars in millions)

Grade:	Pass	Special Mention	Classified- accruing	Classified- non-accrual	PCI Loans	Total
March 31, 2016
Transportation Finance
Aerospace	$1,507.5	$84.1	$34.8	$21.7	$–	$1,648.1
Rail	114.4	2.8	0.9	–	–	118.1
Maritime Finance	914.9	383.2	369.1	–	–	1,667.2
Total Transportation	2,536.8	470.1	404.8	21.7	–	3,433.4
Commercial Banking
Commercial Finance	8,020.9	748.8	554.3	148.9	51.7	9,524.6
Real Estate Finance	4,939.4	277.6	53.4	7.3	85.2	5,362.9
Business Capital	5,678.9	437.8	595.5	59.0	–	6,771.2
Total Commercial Banking	18,639.2	1,464.2	1,203.2	215.2	136.9	21,658.7
Consumer & Community Banking
Other Consumer Banking	303.4	10.8	16.0	–	4.7	334.9
Non- Strategic Portfolios	943.3	72.7	57.7	51.1	–	1,124.8
Total	$22,422.7	$2,017.8	$1,681.7	$288.0	$141.6	$26,551.8
December 31, 2015
Transportation Finance
Aerospace	$1,635.7	$65.0	$46.2	$15.4	$–	$1,762.3
Rail	118.9	1.4	0.6	–	–	120.9
Maritime Finance	1,309.0	162.0	207.4	–	–	1,678.4
Total Transportation Finance	3,063.6	228.4	254.2	15.4	–	3,561.6
Commercial Banking
Commercial Finance	8,215.0	626.4	389.9	131.5	69.4	9,432.2
Real Estate Finance	5,143.2	97.6	18.6	3.6	94.6	5,357.6
Business Capital	5,649.0	517.0	320.1	56.0	–	6,542.1
Total Commercial Banking	19,007.2	1,241.0	728.6	191.1	164.0	21,331.9
Consumer & Community Banking
Other Consumer Banking	300.6	12.1	18.3	–	5.3	336.3
Non- Strategic Portfolios	1,286.3	115.4	60.1	56.0	–	1,517.8
Total	$23,657.7	$1,596.9	$1,061.2	$262.5	$169.3	$26,747.6

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

Included in the consumer loan balances as of March 31, 2016 and December 31, 2015, were loans with terms that permitted negative amortization with an unpaid principal balance of $925 million and $966 million, respectively.

	Single Family Residential					Reverse Mortgage
	Covered Loans		Non-covered Loans		Total Single Family	Covered Loans	Non-covered Loans		Total Reverse	Total Consumer
	Non- PCI	PCI	Non- PCI	PCI	Residential	Non- PCI	Non- PCI	PCI	Mortgages	Loans
March 31, 2016
Greater than 125%	$1.6	$356.7	$12.2	$2.0	$372.5	$0.8	$5.0	$36.5	$42.3	$414.8
101% – 125%	2.8	562.6	12.2	–	577.6	1.8	8.1	13.6	23.5	601.1
80% – 100%	385.4	574.4	23.6	–	983.4	26.0	41.4	8.8	76.2	1,059.6
Less than 80%	1,618.2	847.0	1,546.3	6.9	4,018.4	432.9	311.1	10.8	754.8	4,773.2
Not Applicable(1)	–	–	9.3	–	9.3	–	–	–	–	9.3
Total	$2,008.0	$2,340.7	$1,603.6	$8.9	$5,961.2	$461.5	$365.6	$69.7	$896.8	$6,858.0

	Single Family Residential					Reverse Mortgage
	Covered Loans		Non-covered Loans		Total Single Family	Covered Loans	Non-covered Loans		Total Reverse	Total Consumer
	Non- PCI	PCI	Non- PCI	PCI	Residential	Non- PCI	Non- PCI	PCI	Mortgages	Loans
December 31, 2015
Greater than 125%	$1.1	$395.6	$0.8	$15.7	$413.2	$1.0	$3.9	$39.3	$44.2	$457.4
101% – 125%	3.6	619.9	0.2	14.9	638.6	2.5	6.5	17.0	26.0	664.6
80% – 100%	449.3	552.1	14.3	11.4	1,027.1	26.5	37.4	7.0	70.9	1,098.0
Less than 80%	1,621.0	829.3	1,416.1	12.9	3,879.3	432.6	312.5	11.1	756.2	4,635.5
Not Applicable(1)	–	–	7.8	–	7.8	–	–	–	–	7.8
Total	$2,075.0	$2,396.9	$1,439.2	$54.9	$5,966.0	$462.6	$360.3	$74.4	$897.3	$6,863.3

(1)	Certain Consumer Loans do not have LTV’s, including the Credit Card portfolio.

Covered loans are limited to the Consumer and Community Banking segment. The following table summarizes the covered loans (single family residential and reverse mortgages) as of March 31, 2016:

Covered Loans (dollars in millions)

	PCI	Non-PCI	Total
Consumer and Community Banking loans HFI at carrying value	$2,340.7	$2,469.5	$4,810.2

Item 1.  Consolidated Financial Statements  17

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Past Due and Non-accrual Loans

The table that follows presents portfolio delinquency status, regardless of accrual/non-accrual classification:

Past Due Loans (dollars in millions)

	Past Due
	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater	Total Past Due	Current(1)	PCI Loans(2)	Total Finances Receivable
March 31, 2016
Transportation Finance
Aerospace	$7.1	$–	$20.8	$27.9	$1,620.2	$–	$1,648.1
Rail	5.0	0.8	7.0	12.8	105.3	–	118.1
Maritime Finance	–	–	–	–	1,667.2	–	1,667.2
Total Transportation Finance	12.1	0.8	27.8	40.7	3,392.7	–	3,433.4
Commercial Banking
Commercial Finance	3.8	43.7	16.1	63.6	9,417.6	51.7	9,532.9
Real Estate Finance	1.0	–	–	1.0	5,276.7	85.2	5,362.9
Business Capital	117.7	18.6	19.8	156.1	6,615.1	–	6,771.2
Total Commercial Banking	122.5	62.3	35.9	220.7	21,309.4	136.9	21,667.0
Consumer & Community Banking
Legacy Consumer Mortgages	18.0	8.2	35.2	61.4	2,872.5	2,419.3	5,353.2
Other Consumer Banking	2.3	0.5	2.1	4.9	1,872.5	4.7	1,882.1
Total Consumer & Community Banking	20.3	8.7	37.3	66.3	4,745.0	2,424.0	7,235.3
Non-Strategic Portfolios	24.3	5.9	21.6	51.8	1,073.0	–	1,124.8
Total	$179.2	$77.7	$122.6	$379.5	$30,520.1	$2,560.9	$33,460.5
December 31, 2015
Transportation Finance
Aerospace	$1.4	$–	$15.4	$16.8	$1,745.5	$–	$1,762.3
Rail	8.5	2.0	2.1	12.6	108.3	–	120.9
Maritime Finance	–	–	–	–	1,678.4	–	1,678.4
Total Transportation Finance	9.9	2.0	17.5	29.4	3,532.2	–	3,561.6
Commercial Banking
Commercial Finance	–	–	20.5	20.5	9,342.3	69.4	9,432.2
Real Estate Finance	1.9	–	0.7	2.6	5,260.4	94.6	5,357.6
Business Capital	131.1	32.8	26.8	190.7	6,351.4	–	6,542.1
Total Commercial Banking	133.0	32.8	48.0	213.8	20,954.1	164.0	21,331.9
Consumer & Community Banking
Legacy Consumer Mortgages	15.8	1.7	4.1	21.6	2,923.8	2,526.2	5,471.6
Other Consumer Banking	2.7	0.3	0.4	3.4	1,765.2	5.3	1,773.9
Total Consumer & Community Banking	18.5	2.0	4.5	25.0	4,689.0	2,531.5	7,245.5
Non-Strategic Portfolios	18.7	22.1	33.7	74.5	1,443.3	–	1,517.8
Total	$180.1	$58.9	$103.7	$342.7	$30,618.6	$2,695.5	$33,656.8

(1)	Due to their nature, reverse mortgage loans are included in Current, as they do not have contractual payments due at a specified time.

(2)	PCI loans are written down at acquisition to their fair value using an estimate of cash flows deemed to be collectible. Accordingly, such loans are no longer classified as past due or non-accrual even though they may be contractually past due as we expect to fully collect the new carrying values of these loans.

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

Finance Receivables on Non-Accrual Status (dollars in millions)

	March 31, 2016			December 31, 2015
	Held for Investment	Held for Sale	Total	Held for Investment	Held for Sale	Total
Transportation Finance
Aerospace	$0.9	$20.8	$21.7	$15.4	$–	$15.4
Total Transportation Finance	0.9	20.8	21.7	15.4	–	15.4
Commercial Banking
Commercial Finance	148.9	–	148.9	120.5	11.0	131.5
Real Estate Finance	7.3	–	7.3	3.6	–	3.6
Business Capital	59.0	–	59.0	56.0	–	56.0
Total Commercial Banking	215.2	–	215.2	180.1	11.0	191.1
Consumer & Community Banking
Legacy Consumer Mortgages	6.7	–	6.7	4.2	0.6	4.8
Other Consumer Banking	–	0.4	0.4	–	0.4	0.4
Total Consumer & Community Banking	6.7	0.4	7.1	4.2	1.0	5.2
Non-Strategic Portfolios	–	51.1	51.1	–	56.0	56.0
Total	$222.8	$72.3	$295.1	$199.7	$68.0	$267.7
Repossessed assets and OREO			105.4			127.3
Total non-performing assets			$400.5			$395.0
Commercial loans past due 90 days or more accruing			$15.2			$15.6
Consumer loans past due 90 days or more accruing			29.9			0.2
Total Accruing loans past due 90 days or more			$45.1			$15.8

Payments received on non-accrual financing receivables are generally applied first against outstanding principal, though in certain instances where the remaining recorded investment is deemed fully collectible, interest income is recognized on a cash basis. Reverse mortgages are not included in the non-accrual balances.

The table below summarizes the residential mortgage loans in the process of foreclosure and OREO:

Loans in Process of Foreclosure (dollars in millions)

	March 31, 2016	December 31, 2015
PCI	$275.3	$320.0
Non-PCI	112.3	71.0
Loans in process of foreclosure	387.6	391.0
OREO	$95.5	$118.0

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

Impaired Loans (dollars in millions)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(3)
March 31, 2016
With no related allowance recorded:
Transportation Finance
Aerospace	$0.9	$6.7	$–	$0.2
Commercial Banking
Commercial Finance	10.3	18.5	–	8.3
Business Capital	7.6	13.6	–	6.1
Real Estate Finance	4.1	4.2	–	1.5
Non-Strategic Portfolios	–	–	–	4.7
With an allowance recorded:
Transportation Finance
Aerospace	–	–	–	5.0
Commercial Banking
Commercial Finance	138.4	152.5	33.6	74.9
Business Capital	13.0	13.0	6.2	8.0
Real Estate Finance	3.2	3.2	0.4	0.6
Non-Strategic Portfolios	–	–	–	6.1
Total Impaired Loans(1)	177.5	211.7	40.2	115.4
Total Loans Impaired at Acquisition Date and Convenience Date(2)	2,560.9	3,769.4	4.3	1,619.9
Total	$2,738.4	$3,981.1	$44.5	$1,735.3
December 31, 2015
With no related allowance recorded:
Commercial Banking
Commercial Finance	$15.4	$22.8	$–	$6.5
Business Capital	6.3	9.7	–	5.9
Real Estate Finance	0.2	0.8	–	0.7
Non-Strategic Portfolios	–	–	–	7.3
With an allowance recorded:
Transportation Finance
Aerospace	15.4	15.4	0.4	5.0
Commercial Banking
Commercial Finance	102.6	112.1	22.7	53.2
Business Capital	9.7	11.7	4.7	5.4
Non-Strategic Portfolios	–	–	–	7.3
Total Impaired Loans(1)	149.6	172.5	27.8	91.3
Total Loans Impaired at Acquisition Date and Convenience Date(2)	2,695.5	3,977.3	4.9	1,108.0
Total	$2,845.1	$4,149.8	$32.7	$1,199.3

(1)	Interest income recorded for the three months ended March 31, 2016 and the year ended December 31, 2015 while the loans were impaired were $0.4 million and $1.5 million of which $0.2 million and $0.5 million was interest recognized using cash-basis method of accounting, respectively.

(2)	Details of finance receivables that were identified as impaired at the Acquisition Date are presented under Loans Acquired with Deteriorated Credit Quality.

(3)	Average recorded investment for the three months ended March 31, 2016 and year ended December 31, 2015.

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

Purchased Credit Impaired Loans(1) (dollars in millions)

March 31, 2016	Unpaid Principal Balance	Carrying Value	Allowance for Loan Losses
Commercial Banking
Commercial Finance	$88.2	$51.7	$2.5
Real Estate Finance	144.8	85.2	0.5
Consumer & Community Banking
Other Consumer Banking	6.2	4.7	–
Legacy Consumer Mortgages	3,530.2	2,419.3	1.3
	$3,769.4	$2,560.9	$4.3

December 31, 2015	Unpaid Principal Balance	Carrying Value	Allowance for Loan Losses
Commercial Finance	$115.5	$69.4	$2.5
Real Estate Finance	161.1	94.6	0.6
Consumer & Community Banking
Other Consumer Banking	6.8	5.3	–
Legacy Consumer Mortgages	3,693.9	2,526.2	1.8
	$3,977.3	$2,695.5	$4.9

(1)	PCI loans from prior transactions were not significant and are not included.

Item 1.  Consolidated Financial Statements  21

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes commercial PCI loans, which are monitored for credit quality based on internal risk classifications. See previous table Consumer Loan LTV Distributions for credit quality metrics on consumer PCI loans.

	March 31, 2016
(dollars in millions)	Non- criticized	Criticized	Total
Commercial Banking	$5.4	$46.3	$51.7
Commercial Real Estate	37.1	48.1	85.2
Total	$42.5	$94.4	$136.9

	December 31, 2015
	Non- criticized	Criticized	Total
Commercial Banking	$5.3	$64.1	$69.4
Commercial Real Estate	33.2	61.4	94.6
Total	$38.5	$125.5	$164.0

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

Changes in the accretable yield for PCI loans are summarized below for the quarter ended March 31, 2016:

(dollars in millions)	Accretable Yield
Balance at December 31, 2015	$1,294.0
Accretion into interest income	(49.6)
Reclassification from non-accretable difference	45.0
Disposals and Other	(9.7)
Balance at March 31, 2016	$1,279.7

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

At March 31, 2016, the loans in trial modification period were $89.1 million under HAMP, $0.1 million under 2MP and $2.8 million under proprietary programs. A new Streamline HAMP Program was launched in the first quarter of 2016, which resulted in an increase in HAMP modifications during the quarter, which had a balance of $26.2 million at December 31, 2015. Trial modifications with a recorded investment of $92.0 million at March 31, 2016 were accruing loans and there were no non-accruing loans. Our experience is that substantially all of the mortgages that enter a trial payment period program are successful in completing the program requirements and are then permanently modified at the end of the trial period. Our allowance process considers the impact of those modifications that are probable to occur.

The recorded investment of TDRs, excluding those classified as PCI, at March 31, 2016 and December 31, 2015 was $44.3 million and $40.2 million, of which 81% and 63%, respectively, were on non-accrual. Commercial Finance, NSP and Consumer and Community Banking receivables accounted for 69%, 13% and 12% of the total TDRs, respectively, at March 31, 2016. Commercial Banking and Transportation Finance receivables accounted for 61% and 26%, respectively of the total TDRs at December 31, 2015, and there were $2.5 million and $1.4 million, respectively, of commitments to lend additional funds to borrowers whose loan terms have been modified in TDRs.

Recorded investment related to modifications qualifying as TDRs that occurred during the quarters ended March 31, 2016 and 2015 were $16.1 million and $0.7 million, respectively. The recorded investment at the time of default of TDRs that experience a payment default (payment default is one missed payment), during the quarters ended March 31, 2016 and 2015, and for which the payment default occurred within one year of the modification totaled $5.9 million and $0.3 million, respectively. The March 31, 2016 defaults related primarily to Commercial Finance and the March 31, 2015 defaults related primarily to Non-Strategic Portfolios.

The financial impact of the various modification strategies that the Company employs in response to borrower difficulties is described below. While the discussion focuses on the 2015 amounts, the overall nature and impact of modification programs were comparable in the prior year.

■	The nature of modifications qualifying as TDR’s based upon recorded investment at March 31, 2016 was comprised of payment deferrals for 15% and covenant relief and/or other for 85%. December 31, 2015 TDR recorded investment was comprised of payment deferrals for 13% and covenant relief and/or other for 87%.

■	Payment deferrals result in lower net present value of cash flows, if not accompanied by additional interest or fees, and increased provision for credit losses to the extent applicable. The financial impact of these modifications is not significant given the moderate length of deferral periods;

■	Interest rate reductions result in lower amounts of interest being charged to the customer, but are a relatively small part of the Company’s restructuring programs. Additionally, in some instances, modifications improve the Company’s economic return through increased interest rates and fees, but are reported as TDRs due to assessments regarding the borrowers’ ability to independently obtain similar funding in the market and assessments of the relationship between modified rates and terms and comparable market rates and terms. The weighted average change in interest rates for all TDRs occurring during the quarters ended March 31, 2016 and 2015 was not significant;

■	Debt forgiveness, or the reduction in amount owed by borrower, results in incremental provision for credit losses, in the form of higher charge-offs. While these types of modifications have the greatest individual impact on the allowance, the amounts of principal forgiveness for TDRs occurring during quarters ended March 31, 2016 and 2015 was not significant, as debt forgiveness is a relatively small component of the Company’s modification programs; and

Item 1.  Consolidated Financial Statements  23

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

■	The other elements of the Company’s modification programs that are not TDRs, do not have a significant impact on financial results given their relative size, or do not have a direct financial impact, as in the case of covenant changes.

Reverse Mortgages

Consumer loans within continuing operations include the outstanding balance of $896.8 million and $897.3 million at March 31, 2016 and December 31, 2015, respectively, related to the reverse mortgage portfolio, of which $809.5 million and $812.6 million at March 31, 2016 and December 31, 2015, respectively, was uninsured. Reverse mortgage loans are contracts in which a homeowner borrows against the equity in their home and receives cash in one lump sum payment, a line of credit, fixed monthly payments for either a specific term or for as long as the homeowner lives in the home, or a combination of these options. Reverse mortgages feature no recourse to the borrower, no required repayment during the borrower’s occupancy of the home (as long as the borrower complies with the terms of the mortgage), and, in the event of foreclosure, a repayment amount cannot exceed the lesser of either the unpaid principal balance of the loan or the proceeds recovered upon sale of the home. The mortgage balance consists of cash advanced, interest compounded over the life of the loan, capitalized mortgage insurance premiums, and other servicing advances capitalized into the loan.

The uninsured reverse mortgage portfolio consists of approximately 1,900 loans with an average borrowers’ age of 82 years old and an unpaid principal balance of $1,099.7 million at March 31, 2016. The realizable collateral value (the lower of collectible principal and interest, or estimated value of the home) exceeds the outstanding book balance at March 31, 2016.

Reverse mortgage loans were recorded at fair value on the acquisition date. Subsequent to that, we account for uninsured reverse mortgages, which are the majority of the total, in accordance with the instructions provided by the staff of the Securities and Exchange Commission (SEC) entitled “Accounting for Pools of Uninsured Residential Reverse Mortgage Contracts.” Refer to Note 1 of the Company’s Annual Report on Form 10-K for further details. To determine the carrying value of these reverse mortgages as of March 31, 2016, the Company used a proprietary model which uses actual cash flow information, actuarially determined mortality assumptions, likelihood of prepayments, and estimated future collateral values (determined by applying externally published market index). In addition, drivers of cash flows include:

1)	Mobility rates — We used the actuarial estimates of contract termination using the Society of Actuaries mortality tables, adjusted for expected prepayments and relocations.

2)	Home Price Appreciation — Consistent with other projections from various market sources, we use the Moody’s baseline forecast at a regional level to estimate home price appreciation on a loan-level basis.

As of March 31, 2016, the Company’s estimated future advances to reverse mortgagors are as follows:

Future Advances (dollars in millions)

Year Ending:
2016	$12.7
2017	14.4
2018	11.8
2019	9.7
2020	7.9
Years 2021 – 2025	21.7
Years 2026 – 2030	6.6
Years 2031 – 2035	1.7
Thereafter	0.4
Total(1),(2)	$86.9

(1)	This table does not take into consideration cash inflows including payments from mortgagors or payoffs based on contractual terms.

(2)	This table includes the reverse mortgages supported by the Company as a result of the IndyMac loss-share agreements with the FDIC. As of March 31, 2016, the Company is responsible for funding up to a remaining $48 million of the total amount. Refer to the Indemnification Asset footnote for more information on this agreement and the Company’s responsibilities toward this reverse mortgage portfolio.

Serviced Loans

In conjunction with the OneWest Transaction, the Company services HECM reverse mortgage loans sold to Agencies (Fannie Mae) and securitized into GNMA HMBS pools. HECM loans transferred into the HMBS program have not met all the requirements for sale accounting, and therefore, the Company has accounted for these transfers as a financing transaction with the loans remaining on the Company’s statement of financial position and the proceeds received are recorded as a secured borrowing. The pledged loans and secured borrowings are reported in Assets of discontinued operations and Liabilities of discontinued operations, respectively.

As servicer of HECM loans, the Company either chooses to repurchase the loan out of the HMBS pool upon reaching a maturity event (i.e., borrower’s death or the property ceases to be the borrower’s principal residence) or is required to repurchase the loan once the outstanding principal balance is equal to or greater than 98% of the maximum claim amount. These HECM loans are repurchased at a price equal to the unpaid principal balance outstanding on the loan plus accrued interest. The repurchase transaction represents extinguishment of debt. As a result, the HECM loan basis and accounting methodology (retrospective effective interest) would carry forward. However, if the Company classifies these repurchased loans as AHFS, that classification would result in a new accounting methodology. Loans classified as AHFS are carried at LOCOM. Loans classified as HFI are not assignable to HUD and are subject to periodic impairment assessment.

24   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In the quarter ended March 31, 2016, the Company repurchased $24.6 million (unpaid principal balance) of additional HECM loans, of which $16.8 million were classified as AHFS and the remaining $7.8 million were classified as HFI. As of March 31, 2016, the Company had an outstanding balance of $114.8 million of HECM loans, of which $27.6 million (unpaid principal balance) is classified as AHFS with a remaining purchase discount of $0.1 million and $81.7 million is classified as HFI accounted for as PCI loans with an associated remaining purchase discount of $12.0 million. Serviced loans also include $17.7 million that are classified as HFI, which are accounted for under the effective yield method, with no remaining purchase discount.

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

Allowance for Loan Losses and Recorded Investment in Finance Receivables (dollars in millions)

	Transportation Finance	Commercial Banking	Consumer & Community Banking	Non-Strategic Portfolios	Corporate and Other	Total
Quarter Ended March 31, 2016
Balance — December 31, 2015	$39.4	$310.5	$10.3	$–	$–	$360.2
Provision for credit losses	22.7	73.5	3.1	–	–	99.3
Other(1)	0.2	(5.1)	1.3	–		(3.6)
Gross charge-offs(2)	(19.6)	(35.8)	(0.7)	–	–	(56.1)
Recoveries	–	4.0	0.8	–	–	4.8
Balance — March 31, 2016	$42.7	$347.1	$14.8	$–	$–	$404.6
Allowance balance at March 31, 2016
Loans individually evaluated for impairment	$–	$40.2	$–	$–	$–	$40.2
Loans collectively evaluated for impairment	42.7	303.9	13.5	–	–	360.1
Loans acquired with deteriorated credit quality(3)	–	3.0	1.3	–	–	4.3
Allowance for loan losses	$42.7	$347.1	$14.8	$–	$–	$404.6
Other reserves(1)	$–	$48.1	$0.1	$–	$–	$48.2
Finance receivables at March 31, 2016
Loans individually evaluated for impairment	$0.9	$176.6	$–	$–	$–	$177.5
Loans collectively evaluated for impairment	2,785.8	21,123.7	4,760.7	–	–	28,670.2
Loans acquired with deteriorated credit quality(3)	–	136.9	2,424.0	–	–	2,560.9
Ending balance	$2,786.7	$21,437.2	$7,184.7	$–	$–	$31,408.6
Percent of loans to total loans	8.9%	68.3%	22.9%	–	–	100%

Item 1.  Consolidated Financial Statements  25

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Allowance for Loan Losses and Recorded Investment in Finance Receivables (dollars in millions) (continued)

	Transportation Finance	Commercial Banking	Consumer & Community Banking	Non-Strategic Portfolios	Corporate and Other	Total
Quarter Ended March 31, 2015
Balance — December 31, 2014	$26.5	$282.4	$–	$37.5	$–	$346.4
Provision for credit losses	6.4	24.4	–	3.8	–	34.6
Other(1)	(0.2)	(1.8)	–	(1.6)	–	(3.6)
Gross charge-offs(2)	–	(22.6)	–	(4.0)	–	(26.6)
Recoveries	–	3.3	–	2.4	–	5.7
Balance — March 31, 2015	$32.7	$285.7	$–	$38.1	$–	$356.5
Allowance balance at March 31, 2015
Loans individually evaluated for impairment	$–	$13.4	$–	$1.4	$–	$14.8
Loans collectively evaluated for impairment	32.7	272.3	–	36.7	–	341.7
Loans acquired with deteriorated credit quality(3)	–	–	–	–	–	–
Allowance for loan losses	$32.7	$285.7	$–	$38.1	$–	$356.5
Other reserves(1)	$0.5	$36.6	$–	$0.2	$–	$37.3
Finance receivables at March 31, 2015
Loans individually evaluated for impairment	$–	$48.3	$–	$19.4	$–	$67.7
Loans collectively evaluated for impairment	2,944.1	15,010.5	–	1,406.9	–	19,361.5
Loans acquired with deteriorated credit quality(3)	–	0.1	–	–	–	0.1
Ending balance	$2,944.1	$15,058.9	$–	$1,426.3	$–	$19,429.3
Percentage of loans to total loans	15.2%	77.5%	–	7%	–	100%

(1)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit and for deferred purchase agreements, all of which is recorded in Other liabilities. “Other” also includes changes relating to loans that were charged off and reimbursed by the FDIC under the indemnification provided by the FDIC, sales and foreign currency translations.

(2)	Gross charge-offs of amounts specifically reserved in prior periods included $7 million charged directly to the Allowance for loan losses for the quarter to date March 31, 2016 related to Commercial Banking. Gross charge-offs included $21 million charged directly to the Allowance for loan losses for the year ended December 31, 2015. $1 million related to TF, $15 million related to Commercial Finance and $5 million related to NSP.

(3)	Represents loans considered impaired as part of the OneWest transaction and are accounted for under the guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality).

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

In connection with the lndyMac, First Federal and La Jolla Transactions, the FDIC indemnified the Company against certain future losses for covered loans. In addition, in connection with the IndyMac Transaction, the Company recorded an indemnification receivable for estimated reimbursements due from the FDIC for loss exposure arising from breach in origination and servicing obligations associated with covered reverse mortgage loans sold to the Agencies prior to March 2009 pursuant to the loss share agreement with the FDIC.

26   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Below provides the carrying value of the recognized indemnification assets and related receivable/payable balance with the FDIC associated with indemnified losses under the IndyMac and La Jolla Transactions as of March 31, 2016 and December 31, 2015, respectively.

Indemnification Assets (dollars in millions)

	March 31, 2016
	IndyMac Transaction	La Jolla Transaction	Total
Loan indemnification	$310.8	$2.5	$313.3
Reverse mortgage indemnification	10.7	–	10.7
Agency claims indemnification	65.4	–	65.4
Total	$386.9	$2.5	$389.4
Receivable from (Payable to) the FDIC	$19.8	$(1.6)	$18.2

	December 31, 2015
	IndyMac Transaction	La Jolla Transaction	Total
Loan indemnification	$338.6	$0.3	$338.9
Reverse mortgage indemnification	10.3	–	10.3
Agency claims indemnification	65.6	–	65.6
Total	$414.5	$0.3	$414.8
Receivable from (Payable to) the FDIC	$18.6	$(1.9)	$16.7

The Company separately recognizes a net receivable (recorded in other assets) for the claim submissions filed with the FDIC and a net payable (recorded in other liabilities) for the remittances due to the FDIC for previously submitted claims that were later recovered by investor (e.g., guarantor payments, recoveries).

IndyMac Transaction

There are three components to the IndyMac indemnification program described below: 1. Single family residential (“SFR”) Mortgages, 2. Reverse Mortgages, and 3. Certain Servicing Obligations.

SFR Mortgages Indemnification Asset

The FDIC indemnifies the Company against certain credit losses on SFR mortgage loans based on specified thresholds. Prior to the OneWest acquisition, the cumulative losses of the SFR portfolio exceeded the First Loss Tranche ($2.551 billion) with the excess losses reimbursed 80% by the FDIC. As of March 31, 2016, the Company projects the cumulative losses will reach the final loss threshold of “meets or exceeds stated threshold” ($3.826 billion) in May 2017 at which time the excess losses will be reimbursed 95% by the FDIC.

The following table summarizes the submission of qualifying losses (net of recoveries) for reimbursement from the FDIC since inception of the loss share agreement as of March 31, 2016 and December 31, 2015, respectively:

Submission of Qualifying Losses for Reimbursement (dollars in millions)

	March 31, 2016	December 31, 2015
Unpaid principal balance	$4,232.8	$4,372.8
Cumulative losses incurred	3,662.2	3,623.4
Cumulative claims	3,647.0	3,608.4
Cumulative reimbursement	838.5	802.6

Reverse Mortgages Indemnification Asset

The FDIC indemnifies the Company against losses on the first $200.0 million of funds advanced post March 2009, and to fund any advances above $200.0 million.

As of December 31, 2015, $152.4 million had been advanced on the reverse mortgage loans. No additional advances were made for the quarter ended March 31, 2016. Prior to the OneWest acquisition, the cumulative loss submissions and reimbursements totaled $1.8 million from the FDIC. From August 3, 2015 (the acquisition date of OneWest Bank) through March 31, 2016, the Company was reimbursed $0.7 million from the FDIC for the cumulative losses incurred.

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

SFR mortgage loans sold to the Agencies

The FDIC indemnification for third party claims by the Agencies for servicer obligations expired as of the acquisition date; however, for any claims, issues or matters relating to the servicing obligations that are known or identified as of the end of the expired term, the FDIC indemnification protection continues until resolution of such claims, issues or matters.

The Company had no submitted claims from acquisition date through March 31, 2016. Prior to the OneWest acquisition, the cumulative loss submissions and reimbursements totaled $5.7 million from the FDIC to cover third party claims made by the Agencies for SFR loans.

Reverse mortgage loans sold to the Agencies

The FDIC indemnifies the Company through March 2019 for third party claims made by the Agencies relating to any liabilities or obligations imposed on the seller of HECM loans acquired by the Agencies from IndyMac resulting from servicing errors or servicing obligations prior to March 2009.

The Company had no submitted claims from acquisition date through March 31, 2016. Prior to the OneWest acquisition, the cumulative loss submissions totaled $11.2 million and reimbursements totaled $10.7 million from the FDIC to cover third party claims made by the Agencies for reverse mortgage loans.

First Federal Transaction

The FDIC agreed to indemnify the Company against certain losses on SFR, and commercial loans based on established thresholds.

As of March 31, 2016, the loss share agreements covering the SFR mortgage loans remain in effect (expiring in December 2019) while the agreement covering commercial loans expired (in December 2014). However, pursuant to the terms of the shared-loss agreement, the loss recovery provisions for commercial loans extend for three years past the expiration date (December 2017). The loss thresholds apply to the covered loans collectively. Pursuant to the loss share agreement, the first $932 million (First Loss Tranche) of cumulative losses are borne by the Company without reimbursement by the FDIC.

The following table summarizes the submission of qualifying losses for reimbursement from the FDIC since inception of the loss share agreement:

Submission of Qualifying Losses for Reimbursement (dollars in millions)

	March 31, 2016
	SFR	Commercial(1)	Total
Unpaid principal balance	$1,407.3	$–	$1,407.3
Cumulative losses incurred	411.5	9.0	420.5
Cumulative claims	411.0	9.0	420.0
Cumulative reimbursement	–	–	–

	December 31, 2015
	SFR	Commercial(1)	Total
Unpaid principal balance	$1,456.8	$–	$1,456.8
Cumulative losses incurred	408.5	9.0	417.5
Cumulative claims	407.2	9.0	416.2
Cumulative reimbursement	–	–	–

(1)	Due to the expiration of the loss share agreement covering commercial loans in December 2014, the outstanding unpaid principal balance eligible for reimbursement is zero. As provided by the loss share agreement, the loss recoveries for commercial loans extend for three years from expiration date (December 2017). As such, the cumulative losses incurred, claim submissions and reimbursements for commercial loans are reduced by the reported recoveries.

As reflected above, the cumulative losses incurred have not reached the specified level ($932 million) for FDIC reimbursement and the Company does not project to reach the specified level of losses. Accordingly, no indemnification asset was recognized in connection with the First Federal Transaction.

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

La Jolla Transaction

The FDIC agreed to indemnify the Company against certain losses on SFR, and commercial loans HFI based on established thresholds.

As of March 31, 2016, the loss share agreement covering the SFR mortgage loans remain in effect (expiring in February 2020) while the agreement covering commercial loans expired (in March 2015). However, pursuant to the terms of the loss share agreement, the loss recovery provisions for commercial loans extend for three years past the expiration date (March 2018). The loss thresholds apply to the covered loans collectively. Pursuant to the loss share agreement, the Company’s cumulative losses since the acquisition date by OneWest Bank are reimbursed by the FDIC at 80% until the stated threshold ($1.007 billion) is met.

The following table summarizes the submission of cumulative qualifying losses for reimbursement from the FDIC since inception of the loss share agreement:

Submission of Qualifying Losses for Reimbursement (dollars in millions)

	March 31, 2016
	SFR	Commercial(1)	Total
Unpaid principal balance	$82.4	$–	$82.4
Cumulative losses incurred	56.2	355.6	411.8
Cumulative claims	56.2	355.6	411.8
Cumulative reimbursement	45.0	284.5	329.5

	December 31, 2015
	SFR	Commercial(1)	Total
Unpaid principal balance	$89.3	$–	$89.3
Cumulative losses incurred	56.2	359.5	415.7
Cumulative claims	56.2	359.5	415.7
Cumulative reimbursement	45.0	287.6	332.6

(1)	Due to the expiration of the loss share agreement covering commercial loans in March 2015, the outstanding unpaid principal balance eligible for reimbursement is zero. As provided by the loss share agreement, the loss recoveries for commercial loans extend for three years from expiration date (March 2018). As such, the cumulative losses incurred, claim submissions and reimbursements for commercial loans are reduced by the reported recoveries.

As part of the loss share agreement with La Jolla, the Company is required to make a true-up payment to the FDIC in the event that losses do not exceed a specified level by the tenth anniversary of the agreement (February 2020). The Company currently expects that such payment will be required based upon its forecasted loss estimates for the La Jolla portfolio as the actual and estimated cumulative losses of the acquired covered assets are projected to be lower than the cumulative losses. As of March 31, 2016 and December 31, 2015, an obligation of $58.0 million and $56.9 million, respectively, has been recorded as a FDIC true-up liability for the contingent payment measured at estimated fair value. Refer to Note 10 — Fair Value for further discussion.

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

Investment Securities (dollars in millions)

	March 31, 2016	December 31, 2015
Available-for-sale securities
Debt securities	$1,983.3	$2,007.8
Equity securities	14.5	14.3
Held-to-maturity securities
Debt securities(1)	291.1	300.1
Securities Carried at Fair Value with Changes Recorded in Net Income
Debt securities	323.0	339.7
Non-marketable investments(2)	284.9	291.9
Total investment securities	$2,896.8	$2,953.8

(1)	Recorded at amortized cost.

(2)	Non-marketable investments include securities of the FRB and FHLB carried at cost of $261.3 million at March 31, 2016 and $263.5 million at December 31, 2015. The remaining non-marketable investments include ownership interests greater than 3% in limited partnership investments that are accounted for under the equity method, other investments carried at cost, which include qualified Community Reinvestment Act (CRA) investments, equity fund holdings and shares issued by customers during loan work out situations or as part of an original loan investment, totaling $23.6 million and $28.4 million in March 31, 2016 and December 31, 2015, respectively.

Realized investment gains totaled $0.7 million and $0.7 million for the quarters ended March 31, 2016 and 2015, respectively, and exclude losses from OTTI.

In addition, the Company maintained $7.1 billion and $6.8 billion of interest bearing deposits at March 31, 2016 and December 31, 2015, respectively, which are cash equivalents and are classified separately on the balance sheet.

The following table presents interest and dividends on interest bearing deposits and investments:

Interest and Dividend Income (dollars in millions)

	Quarters Ended March 31,
	2016	2015
Interest income — investments / reverse repos	$19.2	$4.1
Interest income — interest bearing deposits	8.4	4.0
Dividends — investments	3.3	0.5
Total interest and dividends	$30.9	$8.6

30   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Securities Available-for-Sale

The following table presents amortized cost and fair value of securities AFS.

Securities AFS — Amortized Cost and Fair Value (dollars in millions)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2016
Debt securities AFS
Mortgage-backed Securities
U.S. government agency securities	$144.0	$1.4	$(0.1)	$145.3
Non-agency securities	549.6	1.0	(10.0)	540.6
U.S. government agency obligations	996.7	0.4	–	997.1
Supranational and foreign government securities	300.3	–	–	300.3
Total debt securities AFS	1,990.6	2.8	(10.1)	1,983.3
Equity securities AFS	14.4	0.3	(0.2)	14.5
Total securities AFS	$2,005.0	$3.1	$(10.3)	$1,997.8
December 31, 2015
Debt securities AFS
Mortgage-backed Securities
U.S. government agency securities	$148.4	$–	$(0.9)	$147.5
Non-agency securities	573.9	0.4	(7.2)	567.1
U.S. government agency obligations	996.8	–	(3.7)	993.1
Supranational and foreign government securities	300.1	–	–	300.1
Total debt securities AFS	2,019.2	0.4	(11.8)	2,007.8
Equity securities AFS	14.4	0.1	(0.2)	14.3
Total securities AFS	$2,033.6	$0.5	$(12.0)	$2,022.1

The following table presents the debt securities AFS by contractual maturity dates:

Securities AFS — Maturities (dollars in millions)

	March 31, 2016
	Amortized Cost	Fair Value	Weighted Average Yield
Mortgage-backed securities — U.S. government agency securities
Due after 10 years	$144.0	$145.3	3.27%
Total	144.0	145.3	3.27%
Mortgage-backed securities — non-agency securities
After 5 but within 10 years	25.7	25.4	4.92%
Due after 10 years	523.9	515.2	5.75%
Total	549.6	540.6	5.71%
U.S. government agency obligations
After 1 but within 5 years	996.7	997.1	1.20%
Total	996.7	997.1	1.20%
Supranational and foreign government securities
Due within 1 year	300.3	300.3	0.33%
Total	300.3	300.3	0.33%
Total debt securities available-for-sale	$1,990.6	$1,983.3	2.47%

Item 1.  Consolidated Financial Statements  31

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the gross unrealized losses and estimated fair value of AFS securities aggregated by investment category and length of time that the securities have been in a continuous unrealized loss position.

Securities AFS — Gross Unrealized Loss (dollars in millions)

	March 31, 2016
	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities AFS
Mortgage-backed securities
U.S. government agency securities	$27.4	$(0.1)	$–	$–
Non-agency securities	454.0	(10.0)	–	–
Total debt securities AFS	481.4	(10.1)	–	–
Equity securities AFS	0.2	(0.2)	–	–
Total securities available-for-sale	$481.6	$(10.3)	$–	$–

	December 31, 2015
	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities AFS
Mortgage-backed securities
U.S. government agency securities	$147.0	$(0.9)	$–	$–
Non-agency securities	495.5	(7.2)	–	–
U.S. government agency obligations	943.0	(3.7)	–	–
Total debt securities AFS	1,585.5	(11.8)	–	–
Equity securities AFS	0.2	(0.2)	–	–
Total securities available-for-sale	$1,585.7	$(12.0)	$–	$–

Purchased Credit-Impaired AFS Securities

In connection with the OneWest acquisition, the Company classified AFS mortgage-backed securities as PCI due to evidence of credit deterioration since issuance and for which it is probable that the Company will not collect all principal and interest payments contractually required at the time of purchase. Accounting for these adjustments is discussed in Note 1 — Business and Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Changes in the accretable yield for PCI securities are summarized below for the quarter ended March 31, 2016:

Changes in Accretable Yield (dollars in millions)

Total
Balance at December 31, 2015	$189.0
Accretion into interest income	(7.8)
Reclassifications from non-accretable difference	3.9
Balance at March 31, 2016	$185.1

The estimated fair value of PCI securities was $532.9 million and $559.6 million with a par value of $692.9 million and $717.1 million as of March 31, 2016, and December 31, 2015, respectively.

32   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Securities Carried at Fair Value with Changes Recorded in Net Income (dollars in millions)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2016
Mortgage-backed Securities — Non-agency	$328.5	$0.3	$(5.8)	$323.0
Total securities held at fair value with changes recorded in net income	$328.5	$0.3	$(5.8)	$323.0

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015
Mortgage-backed Securities — Non-agency	$343.8	$0.3	$(4.4)	$339.7
Total securities held at fair value with changes recorded in net income	$343.8	$0.3	$(4.4)	$339.7

Securities Carried at Fair Value with changes Recorded in Net Income — Amortized Cost and Fair Value Maturities (dollars in millions)

	March 31, 2016
	Amortized Cost	Fair Value	Weighted Average Yield
Mortgage-backed securities — non-agency securities
After 5 but within 10 years	$0.2	$0.2	9.80%
Due after 10 years	328.3	322.8	4.86%
Total	$328.5	$323.0	4.86%

Debt Securities Held-to-Maturity

The carrying value and fair value of securities HTM at March 31, 2016 and December 31, 2015 were as follows:

Debt Securities HTM — Carrying Value and Fair Value (dollars in millions)

	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2016
Mortgage-backed securities
U.S. government agency securities	$141.6	$1.7	$(0.9)	$142.4
State and municipal	31.5	–	(0.9)	30.6
Foreign government	2.4	0.1	–	2.5
Corporate — foreign	115.6	4.4	(2.0)	118.0
Total debt securities held-to-maturity	$291.1	$6.2	$(3.8)	$293.5
December 31, 2015
Mortgage-backed securities
U.S. government agency securities	$147.2	$1.1	$(2.6)	$145.7
State and municipal	37.1	–	(1.6)	35.5
Foreign government	13.5	–	–	13.5
Corporate — foreign	102.3	4.5	–	106.8
Total debt securities held-to-maturity	$300.1	$5.6	$(4.2)	$301.5

Item 1.  Consolidated Financial Statements  33

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the debt securities HTM by contractual maturity dates:

Debt Securities HTM — Amortized Cost and Fair Value Maturities (dollars in millions)

	March 31, 2016
	Amortized Cost	Fair Value	Weighted Average Yield
Mortgage-backed securities — U.S. government agency securities
After 5 but within 10 years	$1.3	$1.3	2.15%
Due after 10 years	140.3	141.1	2.43%
Total	141.6	142.4	2.42%
State and municipal
Due within 1 year	0.6	0.6	1.81%
After 1 but within 5 years	1.2	1.2	2.25%
After 5 but within 10 years	0.6	0.6	2.70%
Due after 10 years	29.1	28.2	2.29%
Total	31.5	30.6	2.29%
Foreign government
After 1 but within 5 years	2.4	2.5	2.43%
Total	2.4	2.5	2.43%
Corporate — Foreign securities
Due within 1 year	11.6	11.6	0.76%
After 1 but within 5 years	104.0	106.4	4.54%
Total	115.6	118.0	4.16%
Total debt securities held-to-maturity	$291.1	$293.5	3.10%

The following table summarizes the gross unrealized losses and estimated fair value of HTM securities aggregated by investment category and length of time that the securities have been in a continuous unrealized loss position.

Debt Securities HTM — Gross Unrealized Loss (dollars in millions)

	March 31, 2016
	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Mortgage-backed securities
U.S. government agency securities	$19.3	$(0.1)	$42.7	$(0.8)
State and municipal	–	–	24.5	(0.9)
Corporate — Foreign	64.0	(2.0)	–	–
Total securities held-to-maturity	$83.3	$(2.1)	$67.2	$(1.7)

	December 31, 2015
	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Mortgage-backed securities
U.S. government agency securities	$62.2	$(0.9)	$40.7	$(1.7)
State and municipal	3.1	(0.1)	28.2	(1.5)
Total securities held-to-maturity	$65.3	$(1.0)	$68.9	$(3.2)

Other Than Temporary Impairment (“OTTI”)

The Company conducted and documented its periodic review of all securities with unrealized losses, which it performs to evaluate whether the impairment is other than temporary.

For PCI securities, management determined certain PCI securities with unrealized losses were deemed credit-related and recognized OTTI credit-related losses of $2.0 million as permanent write-downs for the quarter ended March 31, 2016. There were no PCI securities for the quarter ended March 31, 2015.

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

NOTE 7 — DEPOSITS

The following table presents detail on the type, maturities and weighted average interest rates of deposits.

Deposits (dollars in millions)

	March 31, 2016	December 31, 2015
Deposits Outstanding	$32,892.7	$32,782.2
Weighted average contractual interest rate	1.26%	1.26%
Weighted average remaining number of days to maturity	827 days	864 days

	March 31, 2016	December 31, 2015
Daily average deposits	$32,888.3	$23,277.8
Maximum amount outstanding	33,152.8	32,899.6
Weighted average contractual interest rate for the year	1.27%	1.45%

The following table provides further detail of deposit.

Deposits — Rates and Maturities (dollars in millions)

	March 31, 2016
	Amount	Average Rate
Deposits — no stated maturity
Non-interest-bearing checking	$948.0	–
Interest-bearing checking	3,034.0	0.53%
Money market	5,572.0	0.82%
Savings	4,751.9	0.84%
Other	147.4	NM(1)
Total checking and savings deposits	14,453.3
Certificates of deposit, remaining contractual maturity:
Within one year	$8,125.0	1.16%
One to two years	3,248.2	1.39%
Two to three years	1,402.1	1.86%
Three to four years	2,285.7	2.32%
Four to five years	1,329.8	2.34%
Over five years	2,032.8	3.17%
Total certificates of deposit	18,423.6
Premium / discount	(0.9)
Purchase accounting adjustments	16.7
Total Deposits	$32,892.7	1.26%

(1)	Not Meaningful — includes certain deposits such as escrow accounts, security deposits and other similar accounts.

Item 1.  Consolidated Financial Statements  35

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the maturity profile of other time deposits with a denomination of $100,000 or more.

Certificates of Deposit $100 Thousand or More (dollars in millions)

	March 31, 2016	December 31, 2015
U.S. certificates of deposit:
Three months or less	$1,465.9	$1,476.5
After three months through six months	1,166.7	1,462.6
After six months through twelve months	3,322.8	2,687.2
After twelve months	9,131.2	9,245.8
Total U.S. certificates of deposit $100 thousand or more	$15,086.6	$14,872.1

NOTE 8 — BORROWINGS

The following table presents the carrying value of outstanding borrowings.

Borrowings (dollars in millions)

	March 31, 2016			December 31, 2015
	CIT Group Inc.	Subsidiaries	Total	Total(1)
Senior Unsecured	$10,587.3	$–	$10,587.3	$10,636.3
Secured borrowings:
Structured financings	–	4,309.0	4,309.0	4,687.9
FHLB advances	–	3,116.3	3,116.3	3,117.6
Total Borrowings	$10,587.3	$7,425.3	$18,012.6	$18,441.8

(1)	December 31, 2015 balances for Senior Unsecured and Structured Financing were adjusted to include deferred debt issuance costs of $41.4 million and $55.9 million, respectively, compared to balances presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, upon adoption and in accordance with the provision in ASU 2015-03. Previously these were included in other assets.

Unsecured Borrowings

Revolving Credit Facility

There were no outstanding borrowings under the Second Amended and Restated Revolving Credit and Guaranty Agreement (the “Revolving Credit Facility”) at March 31, 2016 and December 31, 2015. The amount available to draw upon at March 31, 2016 was approximately $1.4 billion, with the remaining amount of approximately $0.1 billion being utilized for issuance of letters of credit to customers.

The Revolving Credit Facility has a total commitment amount of $1.5 billion and the maturity date of the commitment is January 26, 2018. The total commitment amount consists of a $1.15 billion revolving loan tranche and a $350 million revolving loan tranche that can also be utilized for issuance of letters of credit to customers. The applicable margin charged under the facility is 2.25% for LIBOR Rate loans and 1.25% for Base Rate loans.

The Revolving Credit Facility may be drawn and prepaid at the option of CIT. The unutilized portion of any commitment under the Revolving Credit Facility may be reduced permanently or terminated by CIT at any time without penalty.

The Revolving Credit Facility is unsecured and is guaranteed by nine of the Company’s domestic operating subsidiaries. The facility was amended in February 2016 to extend the final maturity date of the lenders’ commitments and modify the applicable margin, which depends on the Company’s long-term senior unsecured, non-credit enhanced debt rating used to calculate the interest rate for LIBOR Rate and Base Rate loans. The applicable required minimum guarantor asset coverage ratio ranges from 1.50:1.00 to1.0:1.0 and was 1.375: 1.000 at March 31, 2016. The amendment also added Fitch Ratings Ltd. as a provider of the Company’s long-term senior unsecured, non-credit enhanced debt rating.

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

36   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Senior Unsecured Notes

Senior unsecured notes include notes issued under the “shelf” registration that expires in January 2018. The following tables present the principal amounts by maturity date.

Senior Unsecured Notes (dollars in millions)

Maturity Date	Rate %	Date of Issuance	Par Value
May 2017	5.000%	May 2012	$1,208.7
August 2017	4.250%	August 2012	1,725.8
March 2018	5.250%	March 2012	1,465.0
April 2018	6.625%	March 2011	695.0
February 2019	5.500%	February 2012	1,750.0
February 2019	3.875%	February 2014	1,000.0
May 2020	5.375%	May 2012	750.0
August 2022	5.000%	August 2012	1,250.0
August 2023	5.000%	August 2013	750.0
Weighted average rate and total	5.02%		$10,594.5

The Indentures for the senior unsecured notes limit the Company’s ability to create liens, merge or consolidate, or sell, transfer, lease or dispose of all or substantially all of its assets. Upon a Change of Control Triggering Event as defined in the Indentures for the senior unsecured notes, holders of the senior unsecured notes will have the right to require the Company, as applicable, to repurchase all or a portion of the senior unsecured notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest to the date of such repurchase.

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

As of March 31, 2016, the Company had $5.6 billion of financing availability with the FHLB, of which $2.5 billion was unused and available. FHLB Advances as of March 31, 2016 have a weighted average rate of 0.90%. The following table includes the total outstanding FHLB Advances, and respective pledged assets.

FHLB Advances with Pledged Assets Summary (dollars in millions)

	March 31, 2016		December 31, 2015
	FHLB Advances	Pledged Assets	FHLB Advances	Pledged Assets
Total	$3,116.3	$6,649.0	$3,117.6	$6,783.1

Structured Financings

Set forth in the following table are amounts primarily related to and owned by consolidated VIEs. Creditors of these VIEs received ownership and/or security interests in the assets. These entities are intended to be bankruptcy remote so that such assets are not available to creditors of CIT or any affiliates of CIT until and unless the related secured borrowings have been fully discharged. These transactions do not meet accounting requirements for sales treatment and are recorded as secured borrowings. Structured financings as of March 31, 2016 had a weighted average rate of 3.48%, which ranged from 0.75% to 6.11%.

Item 1.  Consolidated Financial Statements  37

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Structured Financings and Pledged Assets Summary(1) (dollars in millions)

	March 31, 2016		December 31, 2015
	Secured Borrowing	Pledged Assets	Secured Borrowing	Pledged Assets
Rail(2)	$885.4	$1,351.5	$917.0	$1,336.1
Aerospace(2)	2,031.0	3,676.9	2,091.5	3,732.2
Subtotal — Transportation Finance	2,916.4	5,028.4	3,008.5	5,068.3
Commercial Finance	–	0.2	–	0.2
Business Capital	925.5	2,479.3	1,128.6	2,434.1
Subtotal — Commercial Banking	925.5	2,479.5	1,128.6	2,434.3
Non-Strategic Portfolios	467.1	631.7	550.8	712.5
Total	$4,309.0	$8,139.6	$4,687.9	$8,215.1

(1)	As part of our liquidity management strategy, the Company pledges assets to secure financing transactions (which include securitizations), and for other purposes as required or permitted by law while CIT Bank, N.A. also pledges assets to secure borrowings from the FHLB and FRB.

(2)	At March 31, 2016, the GSI TRS related borrowings and pledged assets, respectively, of $1.1 billion and $1.7 billion were included in Transportation Finance. The GSI TRS is described in Note 9 — Derivative Financial Instruments.

Not included in the above table are liabilities of discontinued operations consisting of $425.8 million of secured borrowings related to HECM loans securitized in the form of GNMA HMBS, which were sold prior to the OneWest Transaction to third parties. See Note 2 — Acquisitions and Disposition Activities.

FRB

The Company has a borrowing facility with the FRB Discount Window that can be used for short-term, typically overnight, borrowings. The borrowing capacity is determined by the FRB based on the collateral pledged.

There were no outstanding borrowings with the FRB Discount Window as of March 31, 2016 or December 31, 2015.

At March 31, 2016 we had pledged assets (including collateral for the FRB discount window) of $17.4 billion, which included $12.0 billion of loans (including amounts held for sale), $4.5 billion of operating lease assets, $0.8 billion of cash and $0.1 billion of investment securities.

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

As a result of the OneWest Transaction, the Company has certain contractual obligations related to the HECM loans and the GNMA HMBS securitizations. The Company, as servicer of these HECM loans, is currently obligated to fund future borrower advances, which include fees paid to taxing authorities for borrowers’ unpaid taxes and insurance, mortgage insurance premiums and payments made to borrowers for line of credit draws on HECM loans. In addition, the Company capitalizes the servicing fees and interest income earned and is obligated to fund guarantee fees associated with the GNMA HMBS. The Company periodically pools and securitizes certain of these funded advances through issuance of HMBS to third-party security holders, which did not qualify for sale accounting and rather, are treated as financing transactions. As a financing transaction, the HECM loans and related proceeds from the issuance of the HMBS recognized as secured borrowings remain on the Company’s Consolidated Balance Sheet. Due to the Company’s planned exit of third party servicing, HECM loans of $ 434.5 million and $449.5 million were included in Assets of discontinued operations and the associated secured borrowing of $425.8 million and $440.6 million (including an unamortized premium balance of $11.9 million and $13.2 million) were included in Liabilities of discontinued operations at March 31, 2016 and December 31, 2015, respectively.

As servicer, the Company is required to repurchase the HECM loans once the outstanding principal balance is equal to or greater than 98% of the maximum claim amount or when the property forecloses to OREO, which reduces the secured borrowing balance. Additionally the Company services $180.8 million and $189.6 million of HMBS outstanding principal balance at March 31, 2016 and December 31, 2015, respectively, for transferred loans securitized by IndyMac for which OneWest Bank prior to the acquisition had purchased the mortgage servicing rights (“MSRs”) in connection with the IndyMac Transaction. The carrying value of the MSRs was not significant at March 31, 2016 and December 31, 2015. As the HECM loans are federally insured by the FHA and the secured borrowings guaranteed to the investors by GNMA, the Company does not believe maximum loss exposure as a result of its involvement is material or quantifiable.

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

Unconsolidated VIEs (dollars in millions)

	Unconsolidated VIEs Carrying Value March 31, 2016		Unconsolidated VIEs Carrying Value December 31, 2015
	Securities	Partnership Investment	Securities	Partnership Investment
Agency securities	$145.3	$–	$147.5	$–
Non agency securities — Other servicer	863.6	–	906.8	–
Tax credit equity investments	–	121.8	–	125.0
Total Assets	$1,008.9	$121.8	$1,054.3	$125.0
Commitments to tax credit investments	$–	$11.4	$–	$15.7
Total Liabilities	$–	$11.4	$–	$15.7
Maximum loss exposure(1)	$1,008.9	$121.8	$1,054.3	$125.0

(1)	Maximum loss exposure to the unconsolidated VIEs excludes the liability for representations and warranties, corporate guarantees and also excludes servicing advances.

Item 1.  Consolidated Financial Statements  39

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

See Note 1 — Business and Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for further description of its derivative transaction policies.

The following table presents fair values and notional values of derivative financial instruments:

Fair and Notional Values of Derivative Financial Instruments(1) (dollars in millions)

	March 31, 2016			December 31, 2015
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Qualifying Hedges
Foreign currency forward contracts — net investment hedges	$790.3	$0.2	$(31.1)	$787.6	$45.5	$(0.3)
Total Qualifying Hedges	790.3	0.2	(31.1)	787.6	45.5	(0.3)
Non-Qualifying Hedges
Interest rate swaps(2)	4,739.4	91.2	(87.6)	4,645.7	45.1	(38.9)
Written options	3,028.9	0.3	(1.5)	3,346.1	0.1	(2.5)
Purchased options	2,363.3	1.5	(0.3)	2,342.5	2.2	(0.1)
Foreign currency forward contracts	1,106.7	5.0	(40.0)	1,624.2	47.8	(6.6)
Total Return Swap (TRS)	1,168.2	–	(36.7)	1,152.8	–	(54.9)
Equity Warrants	1.0	–	–	1.0	0.3	–
Interest Rate Lock Commitments	8.5	0.2	–	9.9	0.1	–
Credit derivatives	194.3	–	(0.3)	37.6	–	(0.3)
Total Non-qualifying Hedges	12,610.3	98.2	(166.4)	13,159.8	95.6	(103.3)
Total Hedges	$13,400.6	$98.4	$(197.5)	$13,947.4	$141.1	$(103.6)

(1)	Presented on a gross basis.
(2)	Fair value balances include accrued interest.

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

The aggregate “notional amounts” of the total return swaps derivative of $1,168.2 million at March 31, 2016 and $1,152.8 million at December 31, 2015 represent the aggregate unused portions under the CFL and BV facilities and constitute derivative financial instruments. These notional amounts are calculated as the maximum aggregate facility commitment amounts, currently $2,125.0 million, less the aggregate actual adjusted qualifying borrowing base outstanding of $956.8 million at March 31, 2016 and $972.2 million at December 31, 2015 under the CFL and BV Facilities. The notional amounts of the derivatives will increase as the adjusted qualifying borrowing base decreases due to repayment of the underlying asset-backed securities (ABS) to investors. If CIT funds additional ABS under the CFL and BV Facilities, the aggregate adjusted qualifying borrowing base of the total return swaps will increase and the notional amount of the derivatives will decrease accordingly.

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

Based on the Company’s valuation, a liability of $36.7 million and $54.9 million was recorded at March 31, 2016 and December 31, 2015, respectively. The decrease in the liability of $18.2 million was recognized as an increase to Other Income for the quarter ended March 31, 2016. The change in value of $1.0 million in the quarter ended March 31, 2015, was recognized as a reduction to Other Income.

Impact of Collateral and Netting Arrangements on the Total Derivative Portfolio

The following tables present a summary of our derivative portfolio, which includes the gross amounts of recognized financial assets and liabilities; the amounts offset in the consolidated balance sheet; the net amounts presented in the consolidated balance sheet; the amounts subject to an enforceable master netting arrangement or similar agreement that were not included in the offset amount above, and the amount of cash collateral received or pledged. Derivative transactions are documented under an International Swaps and Derivatives Association (“ISDA”) agreement.

Offsetting of Derivative Assets and Liabilities (dollars in millions)

				Gross Amounts not offset in the Consolidated Balance Sheet
	Gross Amount of Recognized Assets (Liabilities)	Gross Amount Offset in the Consolidated Balance Sheet	Net Amount Presented in the Consolidated Balance Sheet	Derivative Financial Instruments(1)	Cash Collateral Pledged/ (Received)(1)(2)	Net Amount
March 31, 2016
Derivative assets	$98.4	$–	$98.4	$(7.5)	$(0.1)	$90.8
Derivative liabilities	(197.5)	–	(197.5)	7.5	145.2	(44.8)
December 31, 2015
Derivative assets	$141.1	$–	$141.1	$(9.7)	$(82.7)	$48.7
Derivative liabilities	(103.6)	–	(103.6)	9.7	31.8	(62.1)

(1)	The Company’s derivative transactions are governed by ISDA agreements that allow for net settlements of certain payments as well as offsetting of all contracts (“Derivative Financial Instruments”) with a given counterparty in the event of bankruptcy or default of one of the two parties to the transaction. We believe our ISDA agreements meet the definition of a master netting arrangement or similar agreement for purposes of the above disclosure. In conjunction with the ISDA agreements, the Company has entered into collateral arrangements with its counterparties which provide for the exchange of cash depending on change in the market valuation of the derivative contracts outstanding. Such collateral is available to be applied in settlement of the net balances upon an event of default of one of the counterparties.

(2)	Collateral pledged or received is included in Other assets or Other liabilities, respectively.

Item 1.  Consolidated Financial Statements  41

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the impact of derivatives on the statements of income.

Derivative Instrument Gains and Losses (dollars in millions)

		Quarters Ended March 31,
Derivative Instruments	Gain/(Loss) Recognized	2016	2015
Non Qualifying Hedges
Interest rate swaps	Other income	$(2.9)	$(0.2)
Interest rate options	Other income	0.4	0.5
Foreign currency forward contracts	Other income	(33.9)	86.2
Equity warrants	Other income	(0.3)	–
Total Return Swap (TRS)	Other income	18.2	(1.0)
Credit Derivatives	Other income	0.9	–
Total Non-qualifying Hedges		(17.6)	85.5
Total derivatives-income statement impact		$(17.6)	$85.5

The following table presents the changes in AOCI relating to derivatives:

Changes in AOCI Relating to Derivatives (dollars in millions)

Contract Type	Derivatives - effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income	Total income statement impact	Derivatives - effective portion recorded in OCI	Total change in OCI for period
Quarter Ended March 31, 2016
Foreign currency forward contracts — net investment hedges	$1.8	$–	$1.8	$(38.0)	$(39.8)
Total	$1.8	$–	$1.8	$(38.0)	$(39.8)
Quarter Ended March 31, 2015
Foreign currency forward contracts — net investment hedges	$4.2	$–	$4.2	$83.8	$79.6
Total	$4.2	$–	$4.2	$83.8	$79.6

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis (dollars in millions)

	Total	Level 1	Level 2	Level 3
March 31, 2016
Assets
Debt Securities AFS	$1,983.3	$–	$1,442.7	$540.6
Securities carried at fair value with changes recorded in net income	323.0	–	–	323.0
Equity Securities AFS	14.5	0.2	14.3	–
FDIC receivable	54.4	–	–	54.4
Derivative assets at fair value — non-qualifying hedges(1)	98.2	–	98.0	0.2
Derivative assets at fair value — qualifying hedges(1)	0.2	–	0.2	–
Total	$2,473.6	$0.2	$1,555.2	$918.2
Liabilities
Derivative liabilities at fair value — non-qualifying hedges(1)	$(166.4)	$–	$(129.4)	$(37.0)
Derivative liabilities at fair value — qualifying hedges(1)	(31.1)	–	(31.1)	–
Consideration holdback liability	(61.4)	–	–	(61.4)
FDIC True-up Liability	(58.0)	–	–	(58.0)
Total	$(316.9)	$–	$(160.5)	$(156.4)
December 31, 2015
Assets
Debt Securities AFS	$2,007.8	$–	$1,440.7	$567.1
Securities carried at fair value with changes recorded in net income	339.7	–	–	339.7
Equity Securities AFS	14.3	0.3	14.0	–
FDIC receivable	54.8	–	–	54.8
Derivative assets at fair value — non-qualifying hedges(1)	95.6	–	95.6	–
Derivative assets at fair value — qualifying hedges(1)	45.5	–	45.5	–
Total	$2,557.7	$0.3	$1,595.8	$961.6
Liabilities
Derivative liabilities at fair value — non-qualifying hedges(1)	$(103.3)	$–	$(47.8)	$(55.5)
Derivative liabilities at fair value — qualifying hedges(1)	(0.3)	–	(0.3)	–
Consideration holdback liability	(60.8)	–	–	(60.8)
FDIC True-up Liability	(56.9)	–	–	(56.9)
Total	$(221.3)	$–	$(48.1)	$(173.2)

(1)	Derivative fair values include accrued interest

Item 1.  Consolidated Financial Statements  43

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

FDIC True-up Liability — In connection with the La Jolla Transaction, the Company recognized a FDIC True-up liability due to the FDIC 45 days after the tenth anniversary of the loss share agreement (the maturity) because the actual and estimated cumulative losses on the acquired covered PCI loans are lower than the cumulative losses originally estimated by the FDIC at the time of acquisition. The FDIC True-up liability was recorded at estimated fair value as of the acquisition date and is remeasured to fair value at each reporting date until the contingency is resolved. The FDIC True-up liability was valued using the discounted cash flow method based on the terms specified in the loss share agreement with the FDIC, the actual FDIC payments collected and significant unobservable inputs, including a risk-adjusted discount rate (reflecting the Company’s credit risk plus a liquidity premium), prepayment and default rates. Due to the significant unobservable inputs used to calculate the estimated fair value, these measurements are classified as Level 3.

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

The following tables summarize information about significant unobservable inputs related to the Company’s categories of Level 3 financial assets and liabilities measured on a recurring basis as of March 31, 2016.

Quantitative Information about Level 3 Fair Value Measurements — Recurring (dollars in millions)

Financial Instrument	Estimated Fair Value	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average
March 31, 2016
Assets
Securities — AFS	$540.6	Discounted cash flow	Discount Rate	0.0% – 61.4%	6.5%
			Prepayment Rate	2.4% – 21.4%	9.3%
			Default Rate	0.0% – 9.7%	4.0%
			Loss Severity	0.2% – 83.5%	36.5%
Securities carried at fair value with changes recorded in net income	323.0	Discounted cash flow	Discount Rate	0.0% – 70-5%	6.2%
			Prepayment Rate	5.1% – 23.5%	12.1%
			Default Rate	0.0% – 6.0%	4.40%
			Loss Severity	7.4% – 38.9%	25.6%
FDIC Receivable	54.4	Discounted cash flow	Discount Rate	7.8% – 18.4%	9.4%
			Prepayment Rate	2.0% – 14.0%	3.4%
			Default Rate	6.0% – 36.0%	10.8%
			Loss Severity	20.0% – 65.0%	31.1%
Derivative assets — non-qualifying	0.2	Internal valuation model	Borrower Rate	3.1% – 4.4%	3.8%
Total Assets	$918.2
Liabilities
FDIC True-up liability	$(58.0)	Discounted cash flow	Discount Rate	4.2% – 4.2%	4.2%
Consideration holdback liability	(61.4)	Discounted cash flow	Payment Probability	0% – 100%	53.8%
			Discount Rate	3.0% – 3.0%	3.0%
Derivative liabilities — non-qualifying	(37.0)	Market Comparables(1)
Total Liabilities	$(156.4)

Item 1.  Consolidated Financial Statements  45

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Quantitative Information about Level 3 Fair Value Measurements — Recurring (dollars in millions) (continued)

Financial Instrument	Estimated Fair Value	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average
December 31, 2015
Assets
Securities — AFS	$567.1	Discounted cash flow	Discount Rate	0.0% – 94.5%	6.4%
			Prepayment Rate	2.7% – 20.8%	9.2%
			Default Rate	0.0% – 9.5%	4.1%
			Loss Severity	0.2% – 83.5%	36.4%
Securities carried at fair value with changes recorded in net income	339.7	Discounted cash flow	Discount Rate	0.0% – 19.9%	6.3%
			Prepayment Rate	2.5% – 22.4%	11.5%
			Default Rate	0.0% – 5.9%	4.1%
			Loss Severity	3.8% – 39.0%	25.1%
FDIC Receivable	54.8	Discounted cash flow	Discount Rate	7.8% – 18.4%	9.4%
			Prepayment Rate	2.0% – 14.0%	3.6%
			Default Rate	6.0% – 36.0%	10.8%
			Loss Severity	20.0% – 65.0%	31.6%
Total Assets	$961.6
Liabilities
FDIC True-up liability	$(56.9)	Discounted cash flow	Discount Rate	4.1% – 4.1%	4.1%
Consideration holdback liability	(60.8)	Discounted cash flow	Payment Probability	0.0% – 100%	53.8%
			Discount Rate	3.0% – 3.0%	3.0%
Derivative liabilities - non qualifying	(55.5)	Market Comparables(1)
Total Liabilities	$(173.2)

(1)	The valuation of these derivatives is primarily related to the GSI facilities which is based on several factors using a discounted cash flow methodology, including a) funding costs for similar financings based on current market conditions; b) forecasted usage of long-dated facilities through the final maturity date in 2028; and c) forecasted amortization, due to principal payments on the underlying ABS, which impacts the amount of the unutilized portion.

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

The valuation techniques used for the Company’s Level 3 assets and liabilities, as presented in the previous tables, are described as follows:

■	Discounted cash flow — Discounted cash flow valuation techniques generally consist of developing an estimate of future cash flows that are expected to occur over the life of an instrument and then discounting those cash flows at a rate of return that results in the estimated fair value amount. The Company utilizes both the direct and indirect valuation methods. Under the direct method, contractual cash flows are adjusted for expected losses. The adjusted cash flows are discounted at a rate which considers other costs and risks, such as market risk and liquidity. Under the indirect method, contractual cash flows are discounted at a rate which reflects the costs and risks associated with the likelihood of generating the contractual cash flows.

■	Market comparables — Market comparable(s) pricing valuation techniques are used to determine the estimated fair value of certain instruments by incorporating known inputs such as recent transaction prices, pending transactions, or prices of other similar investments which require significant adjustment to reflect differences in instrument characteristics.

■	Internal valuation model — The internal model for rate lock valuation uses the spread on borrower mortgage rate and the Fannie Mae pass through rate and applies a conversion factor to assess the derivative value.

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

■	Default rate — is an estimate of the likelihood of not collecting contractual amounts owed expressed as a constant default rate.

■	Discount rate — is a rate of return used to present value the future expected cash flows to arrive at the estimated fair value of an instrument. The discount rate consists of a benchmark rate component and a risk premium component. The benchmark rate component, for example, LIBOR or U.S. Treasury rates, is generally observable within the market and is necessary to appropriately reflect the time value of money. The risk premium component reflects the amount of compensation market participants require due to the uncertainty inherent in the instruments’ cash flows resulting from risks such as credit and liquidity.

■	Loss severity — is the percentage of contractual cash flows lost in the event of a default.

■	Prepayment rate — is the estimated rate at which forecasted prepayments of principal of the related loan or debt instrument are expected to occur, expressed as a constant prepayment rate (“CPR”).

■	Payment Probability — is an estimate of the likelihood the consideration holdback amount will be required to be paid expressed as a percentage.

■	Borrower rate — Mortgage rate committed to the borrower by CIT Bank. Effective for up to 90 days.

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

The following table summarizes the changes in estimated fair value for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

Changes in Estimated Fair Value of Level 3 Financial Assets and Liabilities Measured on a Recurring Basis (dollars in millions)

	Securities- AFS	Securities carried at fair value with changes recorded in net income	FDIC Receivable	Derivative assets- non qualifying(1)	Derivative liabilities- non- qualifying(2)	FDIC True-up Liability	Consideration holdback Liability
December 31, 2015	$567.1	$339.7	$54.8	$–	$(55.5)	$(56.9)	$(60.8)
Included in earnings	(1.5)	(1.0)	2.8	0.2	18.5	(1.1)	(0.6)
Included in comprehensive income	(2.1)	–	–	–	–	–	–
Impairment	(2.0)	–	–	–	–	–	–
Paydowns	(20.9)	(15.7)	(3.2)	–	–	–	–
Balance as of March 31, 2016	$540.6	$323.0	$54.4	$0.2	$(37.0)	$(58.0)	$(61.4)
December 31, 2014	$–	$–	$–	$–	$(26.6)	$–	$–
Included in earnings	–	–	–	–	(0.5)	–	–
Balance as of March 31, 2015	$–	$–	$–	$–	$(27.1)	$–	$–

(1)	Valuation of Interest Rate Lock Commitments.

(2)	Primarily includes the valuation of the derivatives related to the GSI facilities and written options on certain CIT Bank CDs.

Item 1.  Consolidated Financial Statements  47

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company monitors the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in the observability of key inputs to a fair value measurement may result in a transfer of assets or liabilities between Level 1, 2 and 3. The Company’s policy is to recognize transfers in and transfers out as of the end of the reporting period. For the quarters ended March 31, 2016 and 2015, there were no transfers into or out of Level 3.

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

The following table presents financial assets measured at estimated fair value on a non-recurring basis for which a non-recurring change in fair value has been recorded in the current year:

Carrying Value of Assets Measured at Fair Value on a Non-recurring Basis (dollars in millions)

		Fair Value Measurements at Reporting Date Using:
	Total	Level 1	Level 2	Level 3	Total (Losses)
Assets
March 31, 2016
Assets held for sale	$1,871.0	$–	$18.3	$1,852.7	$(21.5)
Impaired loans	88.3	–	–	88.3	(27.0)
Total	$1,959.3	$–	$18.3	$1,941.0	$(48.5)
December 31, 2015
Assets held for sale	$1,648.3	$–	$31.0	$1,617.3	$(32.0)
Other real estate owned and repossessed assets	127.3	–	–	127.3	(5.7)
Impaired loans	127.6	–	–	127.6	(21.9)
Total	$1,903.2	$–	$31.0	$1,872.2	$(59.6)

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

Assets Held for Sale — Assets held for sale are recorded at the lower of cost or fair value on the balance sheet. As there is no liquid secondary market for the other assets held for sale in the Company’s portfolio, the fair value is estimated based on a binding contract, current letter of intent or other third-party valuation, or using internally generated valuations or discounted cash flow technique, all of which are Level 3 inputs. In those instances where third party valuations were utilized, the most significant assumptions were the discount rates which ranged from 4.4% to 13.6%. The estimated fair value of assets held for sale with impairment at the reporting date was $1,871.0 million.

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

The following table summarizes the differences between the carrying value of the FDIC Receivable based upon the Bank’s contractual right to 40% of the cash flows of the underlying collateral measured at estimated fair value under the fair value option and the aggregate unpaid principal amount of the underlying collateral.

	March 31, 2016
(dollars in millions)	Estimated Fair Value Carrying Amount	Aggregate Unpaid Principal	Difference Between Estimated Fair Value and 100% Aggregate Unpaid Principal Balance
FDIC Receivable	$54.4	$196.4	$142.0

	December 31, 2015
(dollars in millions)	Estimated Fair Value Carrying Amount	Aggregate Unpaid Principal	Difference Between Estimated Fair Value and 100% Aggregate Unpaid Principal Balance
FDIC Receivable	$54.8	$204.5	$149.7

The gains and losses due to changes in the estimated fair value of the FDIC receivable under the fair value option are included in earnings for the quarter ended March 31, 2016 and shown in the Financial Assets and Liabilities Measured at Estimated Fair Value on a Recurring Basis section of this Note.

Item 1.  Consolidated Financial Statements  49

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Fair Values of Financial Instruments

The carrying values and estimated fair values of financial instruments presented below exclude leases and certain other assets and liabilities, which are not required for disclosure.

Financial Instruments (dollars in millions)

		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
March 31, 2016
Financial Assets
Cash and interest bearing deposits	$8,141.8	$8,141.8	$–	$–	$8,141.8
Derivative assets at fair value — non-qualifying hedges	98.2	–	98.0	0.2	98.2
Derivative assets at fair value — qualifying hedges	0.2	–	0.2	–	0.2
Assets held for sale (excluding leases)	1,018.1	20.6	28.2	976.7	1,025.5
Loans (excluding leases)	28,198.3	–	982.9	26,222.3	27,205.2
Investment securities(1)	2,896.8	0.3	1,686.4	1,212.5	2,899.2
Indemnification assets(2)	323.3	–	–	284.1	284.1
Other assets subject to fair value disclosure and unsecured counterparty receivables(3)	1,149.2	–	–	1,149.2	1,149.2
Financial Liabilities
Deposits(4)	(32,934.0)	–	–	(33,254.9)	(33,254.9)
Derivative liabilities at fair value — non-qualifying hedges	(166.4)	–	(129.4)	(37.0)	(166.4)
Derivative liabilities at fair value — qualifying hedges	(31.1)	–	(31.1)	–	(31.1)
Borrowings(4)	(18,132.3)	–	(16,049.3)	(2,541.3)	(18,590.6)
Credit balances of factoring clients	(1,361.0)	–	–	(1,361.0)	(1,361.0)
Other liabilities subject to fair value disclosure(5)	(1,825.6)	–	–	(1,825.6)	(1,825.6)
December 31, 2015
Financial Assets
Cash and interest bearing deposits	$8,301.5	$8,301.5	$–	$–	$8,301.5
Derivative assets at fair value — non-qualifying hedges	95.6	–	95.6	–	95.6
Derivative assets at fair value — qualifying hedges	45.5	–	45.5	–	45.5
Assets held for sale (excluding leases)	738.8	21.8	55.8	669.1	746.7
Loans (excluding leases)	28,244.2	–	975.5	26,509.1	27,484.6
Investment securities	2,953.8	11.5	1,678.7	1,265.0	2,955.2
Indemnification assets	348.4	–	–	323.2	323.2
Other assets subject to fair value disclosure and unsecured counterparty receivables(3)	1,004.5	–	–	1,004.5	1,004.5
Financial Liabilities
Deposits(4)	(32,813.8)	–	–	(32,972.2)	(32,972.2)
Derivative liabilities at fair value — non-qualifying hedges	(103.3)	–	(47.8)	(55.5)	(103.3)
Derivative counterparty liabilities at fair value	(0.3)	–	(0.3)	–	(0.3)
Borrowings(4)	(18,717.1)	–	(16,358.2)	(2,808.8)	(19,167.0)
Credit balances of factoring clients	(1,344.0)	–	–	(1,344.0)	(1,344.0)
Other liabilities subject to fair value disclosure(5)	(1,943.5)	–	–	(1,943.5)	(1,943.5)

(1)	Level 3 estimated fair value at March 31, 2016, includes debt securities AFS ($540.6 million), debt securities carried at fair value with changes recorded in net income ($323.0 million), non-marketable investments ($285.0 million), and debt securities HTM ($64.0 million). Level 3 estimated fair value at December 31, 2015 included debt securities AFS ($567.1 million), debt securities carried at fair value with changes recorded in net income ($339.7 million), non-marketable investments ($291.9 million), and debt securities HTM ($66.3 million).

(2)	The indemnification assets at March 31, 2016, included in the above table does not include Agency claims indemnification ($65.4 million) and Loan indemnification ($0.7 million), as they are not considered financial instruments. The indemnification assets at December 31, 2015 included in the above table does not include Agency claims indemnification ($65.6 million) and Loan indemnification ($0.7) million, as they are not considered financial instruments.

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

50   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The methods and assumptions used to estimate the fair value of each class of financial instruments are explained below:

Cash and interest bearing deposits — The carrying values of cash and cash equivalents are at face amount. The impact of the time value of money from the unobservable discount rate for restricted cash is inconsequential as of March 31, 2016 and December 31, 2015. Accordingly cash and cash equivalents and restricted cash approximate estimated fair value and are classified as Level 1.

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

Assets held for sale — Assets held for sale are recorded at the lower of cost or fair value on the balance sheet. Of the assets held for sale above, $20.2 million carrying amount at March 31, 2016 was valued using quoted prices, which are Level 1 inputs, and $27.8 million carrying amount at March 31, 2016 was valued using Level 2 inputs. As there is no liquid secondary market for the other assets held for sale in the Company’s portfolio, the fair value is estimated based on a binding contract, current letter of intent or other third-party valuation, or using internally generated valuations or discounted cash flow technique, all of which are Level 3 inputs. Commercial loans are generally valued individually, which small ticket commercial loans are valued on an aggregate portfolio basis.

Loans — Within the Loans category, there are several types of loans as follows:

■	Commercial Loans — Of the loan balance above, approximately $1.0 billion at both March 31, 2016 and December 31, 2015, was valued using Level 2 inputs. As there is no liquid secondary market for the other loans in the Company’s portfolio, the fair value is estimated based on discounted cash flow analyses which use Level 3 inputs at both March 31, 2016 and December 31, 2015. In addition to the characteristics of the underlying contracts, key inputs to the analysis include interest rates, prepayment rates, and credit spreads. For the commercial loan portfolio, the market based credit spread inputs are derived from instruments with comparable credit risk characteristics obtained from independent third party vendors. As these Level 3 unobservable inputs are specific to individual loans / collateral types, management does not believe that sensitivity analysis of individual inputs is meaningful, but rather that sensitivity is more meaningfully assessed through the evaluation of aggregate carrying values of the loans. The fair value of loans at March 31, 2016 was $27.2 billion, which was 96.4% of carrying value. The fair value of loans at December 31, 2015 was $27.5 billion, which was 97.3% of carrying value.

■	Impaired Loans — The value of impaired loans is estimated using the fair value of collateral (on an orderly liquidation basis) if the loan is collateralized, the present value of expected cash flows utilizing the current market rate for such loan, or observable market price. As these Level 3 unobservable inputs are specific to individual loans / collateral types, management does not believe that sensitivity analysis of individual inputs is meaningful, but rather that sensitivity is more meaningfully assessed through the evaluation of aggregate carrying values of impaired loans relative to contractual amounts owed (unpaid principal balance or “UPB”) from customers. As of March 31, 2016, the UPB related to impaired loans totaled $211.7 million. Including related allowances, these loans are carried at $137.3 million, or 64.9% of UPB. Of these amounts, $43.0 million and $22.9 million of UPB and carrying value, respectively, relate to loans with no specific allowance. As of December 31, 2015 the UPB related to impaired loans totaled $172.5 million and including related allowances, these loans were carried at $121.8 million, or 70.6% of UPB. Of these amounts, $33.3 million and $21.9 million of UPB and carrying value, respectively, relate to loans with no specific allowance. The difference between UPB and carrying value reflects cumulative charge-offs on accounts remaining in process of collection, FSA discounts and allowances. See Note 3 — Loans for more information.

■	PCI loans — These loans are valued by grouping the loans into performing and non-performing groups and stratifying the loans based on common risk characteristics such as product type, FICO score and

Item 1.  Consolidated Financial Statements  51

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

Deposits — The estimated fair value of deposits with no stated maturity, such as demand deposit accounts (including custodial deposits), money market accounts, and savings accounts is the amount payable on demand at the reporting date.

The estimated fair value of time deposits is determined using a discounted cash flow analysis. The discount rate for the time deposit accounts is derived from the rate currently offered on alternate funding sources with similar maturities. Discount rates used in the present value calculation are based on the Company’s average current deposit rates for similar terms, which are Level 3 inputs.

Borrowings

■	Unsecured debt — Approximately $11.0 billion par value at March 31, 2016 and $10.7 billion par value at December 31, 2015 were valued using market inputs, which are Level 2 inputs.

■	Structured financings — Approximately $5.1 billion par value at March 31, 2016 and $5.1 billion par value at December 31, 2015 were valued using market inputs, which are Level 2 inputs. Where market estimates were not available for approximately $2.5 billion and $2.7 billion par value at March 31, 2016 and December 31, 2015, respectively, values were estimated using a discounted cash flow analysis with a discount rate approximating current market rates for issuances by CIT of similar debt, which are Level 3 inputs.

■	FHLB Advances — Estimated fair value is based on a discounted cash flow model that utilizes benchmark interest rates and other observable market inputs. The discounted cash flow model uses the contractual advance features to determine the cash flows with a zero spread to the forward FHLB curve, which are discounted using observable benchmark interest rates. As the model inputs can be observed in a liquid market and the model does not require significant judgment, FHLB advances are classified as Level 2.

Credit balances of factoring clients — The impact of the time value of money from the unobservable discount rate for credit balances of factoring clients is inconsequential due to the short term nature of these balances (typically 90 days or less) as of March 31, 2016 and December 31, 2015. Accordingly, credit balances of factoring clients approximate estimated fair value and are classified as Level 3.

NOTE 11 — STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income/(Loss)

The following table details the components of Accumulated Other Comprehensive Loss, net of tax:

Components of Accumulated Other Comprehensive Income (Loss) (dollars in millions)

	March 31, 2016			December 31, 2015
	Gross Unrealized	Income Taxes	Net Unrealized	Gross Unrealized	Income Taxes	Net Unrealized
Foreign currency translation adjustments	$(24.2)	$(20.3)	$(44.5)	$(29.8)	$(35.9)	$(65.7)
Changes in benefit plan net gain (loss) and prior service (cost)/credit	(75.4)	7.0	(68.4)	(76.3)	7.0	(69.3)
Unrealized net gains (losses) on available for sale securities	(7.2)	2.7	(4.5)	(11.4)	4.3	(7.1)
Total accumulated other comprehensive loss	$(106.8)	$(10.6)	$(117.4)	$(117.5)	$(24.6)	$(142.1)

52   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table details the changes in the components of Accumulated Other Comprehensive Income (Loss), net of income taxes:

Changes in Accumulated Other Comprehensive Loss by Component (dollars in millions)

	Foreign currency translation adjustments	Changes in benefit plan net gain (loss) and prior service (cost) credit	Unrealized net gains (losses) on available for sale securities	Total AOCI
Balance as of December 31, 2015	$(65.7)	$(69.3)	$(7.1)	$(142.1)
AOCI activity before reclassifications	16.5	(0.1)	2.6	19.0
Amounts reclassified from AOCI	4.7	1.0	–	5.7
Net current period AOCI	21.2	0.9	2.6	24.7
Balance as of March 31, 2016	$(44.5)	$(68.4)	$(4.5)	$(117.4)
Balance as of December 31, 2014	$(75.4)	$(58.5)	$–	$(133.9)
AOCI activity before reclassifications	(31.9)	(0.4)	(0.4)	(32.7)
Amounts reclassified from AOCI	3.5	–	–	3.5
Net current period AOCI	(28.4)	(0.4)	(0.4)	(29.2)
Balance as of March 31, 2015	$(103.8)	$(58.9)	$(0.4)	$(163.1)

Other Comprehensive Income/(Loss)

The amounts included in the Statement of Comprehensive Income (Loss) are net of income taxes.

Foreign currency translation reclassification adjustments impacting net income were $4.7 million and $3.5 million for the quarters ended March 31, 2016 and 2015, respectively. The change in income taxes associated with foreign currency translation adjustments was $15.6 million and $(19.1) million for the quarters ended March 31, 2016 and 2015, respectively.

The changes in benefit plans net gain/(loss) and prior service (cost)/credit reclassification adjustments impacting net income was $1.0 million for the three months ended March 31, 2016 and was insignificant in the prior year quarter. The change in income taxes associated with changes in benefit plans net gain/(loss) and prior service (cost)/credit was insignificant for the quarter ended March 31, 2016 and was approximately $0.3 million for the quarter ended March 31, 2015.

There were no reclassification adjustments impacting net income for unrealized gains (losses) on available for sale securities for the quarters ended March 31, 2016 and 2015. The change in income taxes associated with net unrealized gains on available for sale securities was $(1.6) million and approximately $0.2 million for the quarters ended March 31, 2016 and 2015, respectively.

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

Reclassifications Out of Accumulated Other Comprehensive Income (dollars in millions)

	Quarters Ended March 31,
	2016			2015
	Gross Amount	Tax	Net Amount	Gross Amount	Tax	Net Amount	Affected Income Statement line item
Foreign currency translation adjustments gains (losses)	$3.6	$1.1	$4.7	$3.5	$–	$3.5	Other Income
Changes in benefit plan net gain/(loss) and prior service (cost)/credit gains (losses)	1.1	(0.1)	1.0	–	–	–	Operating Expenses
Total Reclassifications out of AOCI	$4.7	$1.0	$5.7	$3.5	$–	$3.5

Item 1.  Consolidated Financial Statements  53

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 12 — REGULATORY CAPITAL

The Company and the Bank are each subject to various regulatory capital requirements administered by the FRB and the OCC. Quantitative measures established by regulation to ensure capital adequacy require that the Company and the Bank each maintain minimum amounts and ratios of Total, Tier 1 and Common Equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. We compute capital ratios in accordance with Federal Reserve capital guidelines and OCC capital guidelines for assessing adequacy of capital for the Company and CIT Bank, respectively. At March 31, 2016 and December 31, 2015, the regulatory capital guidelines applicable to the Company were based on the Basel III Final Rule.

The calculation of the Company’s regulatory capital ratios are subject to review and consultation with the FRB, which may result in refinements to amounts reported at March 31, 2016.

The following table summarizes the actual and minimum required capital ratios:

Tier 1 Capital and Total Capital Components (dollars in millions)

	CIT		CIT Bank, N.A.
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Tier 1 Capital
Total stockholders’ equity(1)	$11,125.8	$10,978.1	$5,598.2	$5,606.4
Effect of certain items in accumulated other comprehensive loss excluded from Tier 1 Capital and qualifying noncontrolling interests	73.4	76.9	4.4	7.0
Adjusted total equity	11,199.2	11,055.0	5,602.6	5,613.4
Less: Goodwill(2)	(1,126.3)	(1,130.8)	(824.6)	(830.8)
Disallowed deferred tax assets	(873.9)	(904.5)	–	–
Disallowed intangible assets(2)	(76.7)	(53.6)	(84.3)	(58.3)
Other Tier 1 components	–	(0.1)	–	–
Common Equity Tier 1 Capital	9,122.3	8,966.0	4,693.7	4,724.3
Tier 1 Capital	9,122.3	8,966.0	4,693.7	4,724.3
Tier 2 Capital
Qualifying allowance for credit losses and other reserves(3)	452.9	403.3	423.6	374.7
Total qualifying capital	$9,575.2	$9,369.3	$5,117.3	$5,099.0
Risk-weighted assets	$68,495.8	$69,563.6	$36,475.5	$36,809.5
Common Equity Tier 1 Capital (to risk-weighted assets):
Actual	13.3%	12.9%	12.9%	12.8%
Effective minimum ratios under Basel III guidelines(4)	5.125%	4.5%	5.125%	4.5%
Tier 1 Capital (to risk-weighted assets):
Actual	13.3%	12.9%	12.9%	12.8%
Effective minimum ratios under Basel III guidelines(4)	6.625%	6.0%	6.625%	6.0%
Total Capital (to risk-weighted assets):
Actual	14.0%	13.5%	14.0%	13.9%
Effective minimum ratios under Basel III guidelines(4)	8.625%	8.0%	8.625%	8.0%
Tier 1 Leverage Ratio:
Actual	13.9%	13.5%	10.8%	10.9%
Required minimum ratio for capital adequacy purposes	4.0%	4.0%	4.0%	4.0%

(1)	See Consolidated Balance Sheets for the components of Total stockholders’ equity.

(2)	Goodwill and disallowed intangible assets adjustments also reflect the portion included within assets held for sale.

(3)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit, and deferred purchase agreements, all of which are recorded in Other Liabilities.

(4)	Required ratios under the Basel III Final Rule in effect as of the reporting date.

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

NOTE 13 — INCOME TAXES

The Company’s global effective income tax rate from continuing operations for the first quarter was 26% and excluding discrete tax items was 31%, driven by the geographic mix of earnings. The net discrete tax benefit of $11.1 million for the current quarter primarily included a $13.9 million tax benefit including interest and penalties from favorable actions taken by the tax authorities related to uncertain tax positions taken on certain prior year non-U.S. tax returns, which were partially offset by other miscellaneous net tax expense items.

The quarterly income tax expense is based on an updated projection of the Company’s annual effective tax rate. This updated annual effective tax rate is applied to the year-to-date consolidated pre-tax income to determine the interim provision for income taxes before discrete items. The impact of any change in the projected annual effective tax rate from the prior quarter is reflected in the quarterly income tax expense. The change in the effective tax rate each period is impacted by a number of factors, including the relative mix of domestic and international earnings, adjustments to the valuation allowances, and discrete items. The actual year-end 2016 effective tax rate may vary from the currently projected tax rate due to changes in these factors.

As of December 31, 2015, CIT had cumulative U.S. federal net operating loss carry-forwards (“NOLs”) of $5.7 billion, of which $2.9 billion was related to pre-emergence losses. These NOLs will expire between 2027 and 2033. Pursuant to Section 382 of the Internal Revenue Code, the Company is generally subject to a $265 million annual limitation on the use of its $2.9 billion of pre-emergence NOLs, of which approximately $1.2 billion is no longer subject to the limitation. NOLs arising in post-emergence years are not subject to this limitation absent an ownership change as defined by the Internal Revenue Service (IRS) for U.S. tax purposes.

As noted in our 2015 Annual Report on Form 10-K, management concluded that it was more likely than not that the Company would generate sufficient taxable income based on management’s long-term forecast of future U.S. taxable income within the applicable carry-forward periods to support full utilization of the U.S. federal net operating loss carry-forwards (“NOLs”) and partial utilization of the U.S. state NOLs. The forecast of future taxable income for the Company reflected a long-term view of growth and returns that management believed is more likely than not of being realized.

The Company retained a valuation allowance of $250 million against the U.S. state deferred tax assets (“DTAs”) on NOLs at December 31, 2015.

The Company maintained a valuation allowance of $21 million against certain non-U.S. reporting entities’ net DTAs at March 31, 2016, down from $91 million at December 31, 2015. In January 2016, the Company sold its U.K. equipment finance business. Thus, in the first quarter of 2016, there was a reduction of approximately $70 million to the respective U.K. reporting entities’ net DTAs along with their associated valuation allowances. In the evaluation process related to the net DTAs of the Company’s other international reporting entities, uncertainties surrounding the future international business operations have made it challenging to reliably project future taxable income. Management will continue to assess the forecast of future taxable income as the business plans for these international reporting entities evolve and evaluate potential tax planning strategies to utilize these net DTAs.

The Company’s ability to recognize DTAs will be evaluated on a quarterly basis to determine if there are any significant events that would affect our ability to utilize existing DTAs. If events are identified that affect our ability to utilize our DTAs, valuation allowances may be adjusted accordingly.

Item 1.  Consolidated Financial Statements  55

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

While GAAP equity increased as a result of the recognition of net DTAs corresponding to the release of the aforementioned valuation allowances, there was minimal benefit on regulatory capital.

Liabilities for Uncertain Tax Positions

The Company’s potential liability for uncertain tax positions before interest and penalties totaled $41.1 million at March 31, 2016 and $46.7 million at December 31, 2015. The decrease in the balance this quarter is mainly associated with favorable tax actions taken by the tax authorities related to uncertain tax positions taken on certain prior year non-U.S. income tax returns.

The Company anticipates changes to its uncertain tax positions from resolution of open tax matters and closure of statutes. Management estimates that the total potential liability before interest and penalties may be reduced by up to $5 million within the next twelve months. If these amounts are resolved in favor of the Company, they will have a favorable impact on the effective tax rate in future periods. The Company’s accrued liability for interest and penalties totaled $12 million at March 31, 2016 and $18 million at December 31, 2015. The change in balance is mainly related to the interest and penalties associated with the decrease in the above mentioned uncertain tax position taken on certain prior-year non-U.S. income tax returns. The Company recognizes accrued interest and penalties on unrecognized tax benefits in income tax expense.

NOTE 14 — COMMITMENTS

The accompanying table summarizes credit-related commitments, as well as purchase and funding commitments:

Commitments (dollars in millions)

	March 31, 2016
	Due to Expire			December 31, 2015
	Within One Year	After One Year	Total Outstanding	Total Outstanding
Financing Commitments
Financing assets	$1,450.4	$5,373.9	$6,824.3	$7,385.6
Letters of credit
Standby letters of credit	49.1	275.2	324.3	315.3
Other letters of credit	24.6	–	24.6	18.3
Guarantees
Deferred purchase agreements	1,583.5	–	1,583.5	1,806.5
Guarantees, acceptances and other recourse obligations	1.3	–	1.3	0.7
Purchase and Funding Commitments
Aerospace purchase commitments	571.2	8,937.6	9,508.8	9,618.1
Rail and other purchase commitments	720.8	90.1	810.9	898.2

Financing Commitments

Commercial

Financing commitments, referred to as loan commitments or lines of credit, reflect CIT’s agreements to lend to its customers, subject to the customers’ compliance with contractual obligations. Included in the table above are commitments that have been extended to and accepted by customers, clients or agents, but on which the criteria for funding have not been completed of $764 million at March 31, 2016 and $859 million at December 31, 2015. Financing commitments also include credit line agreements to Commercial Services clients that are cancellable by us only after a notice period. The notice period is typically 90 days or less. The amount available under these credit lines, net of the amount of receivables assigned to us, was $411 million at March 31, 2016 and $406 million at December 31, 2015. As financing commitments may not be fully drawn, may expire unused, may be reduced or cancelled at the customer’s request, and may require the customer to be in compliance with certain conditions, total commitment amounts do not necessarily reflect actual future cash flow requirements.

The table above includes approximately $1.7 billion of undrawn financing commitments at March 31, 2016 and $1.7 billion at December 31, 2015 for instances where the customer is not in compliance with contractual obligations, and therefore CIT does not have the contractual obligation to lend.

At March 31, 2016, substantially all undrawn financing commitments were senior facilities. Most of the Company’s undrawn and available financing commitments are in the Commercial Banking segment.

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

Consumer

Financing commitments in the table above include $48 million associated with discontinued operations at March 31, 2016 consisting of HECM reverse mortgage loan commitments.

In conjunction with the OneWest Transaction, the Company is committed to fund draws on certain reverse mortgages in conjunction with loss sharing agreements with the FDIC. The FDIC agreed to indemnify the Company for losses on the first $200 million of draws that occur subsequent to the purchase date. In addition, the FDIC agreed to fund any other draws in excess of the $200 million. The Company’s net exposure for loan commitments on the reverse mortgage draws on those purchased loans was $48 million at March 31, 2016. See Note 5 — Indemnification Assets for further discussion on loss sharing agreements with the FDIC. In addition, as servicer of HECM loans, the Company is required to repurchase the loan out of the GNMA HMBS securitization pools once the outstanding principal balance is equal to or greater than 98% of the maximum claim amount.

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

The table above includes $1,498 million and $1,720 million of DPA credit protection at March 31, 2016 and December 31, 2015, respectively, related to receivables which have been presented to us for credit protection after shipment of goods has occurred and the customer has been invoiced. The table also includes $86 million and $87 million available under DPA credit line agreements, net of the amount of DPA credit protection provided at March 31, 2016 and December 31, 2015, respectively. The DPA credit line agreements specify a contractually committed amount of DPA credit protection and are cancellable by us only after a notice period. The notice period is typically 90 days or less.

The methodology used to determine the DPA liability is similar to the methodology used to determine the allowance for loan losses associated with the finance receivables, which reflects embedded losses based on various factors, including expected losses reflecting the Company’s internal customer and facility credit ratings. The liability recorded in Other Liabilities related to the DPAs totaled $4.5 million and $4.4 million at March 31, 2016 and December 31, 2015, respectively.

Purchase and Funding Commitments

CIT’s purchase commitments relate primarily to purchases of commercial aircraft and rail equipment. Commitments to purchase new commercial aircraft are predominantly with Airbus Industries (“Airbus”) and The Boeing Company (“Boeing”). CIT may also commit to purchase an aircraft directly from an airline. Aerospace equipment purchases are contracted for specific models, using baseline aircraft specifications at fixed prices, which reflect discounts from fair market purchase prices prevailing at the time of commitment. The delivery price of an aircraft may change depending on final specifications. Equipment purchases are recorded at the delivery date. The estimated commitment amounts in the preceding table are based on contracted purchase prices reduced for pre-delivery payments to date and exclude buyer furnished equipment selected by the lessee. Pursuant to existing contractual commitments, 138 aircraft remain to be purchased from Airbus, Boeing and Embraer at March 31, 2016. Aircraft deliveries are scheduled periodically through 2020. Commitments exclude unexercised options to order additional aircraft.

The Company’s rail business entered into commitments to purchase railcars from multiple manufacturers. At March 31, 2016, approximately 6,200 railcars remain to be purchased from manufacturers with deliveries through 2018.

Item 1.  Consolidated Financial Statements  57

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Rail equipment purchase commitments are at fixed prices subject to price increases for certain materials.

Other vendor purchase commitments primarily relate to Equipment Finance.

Other Commitments

The Company has commitments to invest in affordable housing investments, and other investments qualifying for community reinvestment tax credits. These commitments are payable on demand. As of March 31, 2016, these commitments were $11 million. These commitments are recorded in accrued expenses and Other liabilities in the condensed Consolidated Statement of Financial Position.

NOTE 15 — CONTINGENCIES

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

For certain Litigation matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of established reserves and insurance. For other matters for which a loss is probable or reasonably possible, such an estimate cannot be determined. For Litigation where losses are reasonably possible, management currently estimates the aggregate range of reasonably possible losses as up to $190 million in excess of established reserves and insurance related to those matters, if any. This estimate represents reasonably possible losses (in excess of established reserves and insurance) over the life of such Litigation, which may span a currently indeterminable number of years, and is based on information currently available as of March 31, 2016. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate.

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

BRAZILIAN TAX MATTER

Banco Commercial Investment Trust do Brasil S.A. (“Banco CIT”), CIT’s Brazilian bank subsidiary, was sold in a stock sale in the fourth quarter of 2015, thereby transferring the legal liabilities of Banco CIT to the buyer. Under the terms of the stock sale, CIT remains liable for indemnification to the buyer for any losses resulting from certain ICMS tax appeals relating to disputed local tax assessments on leasing services and importation of equipment (the “ICMS Tax Appeals”).

Notices of infraction were issued to Banco CIT relating to the payment of Imposto sobre Circulaco de Mercadorias e Servicos (“ICMS”) taxes charged by Brazilian states in connection with the importation of equipment. The state of São Paulo claims that Banco CIT should have paid it ICMS tax for tax years 2006 – 2009 because Banco CIT, the purchaser, was located in São Paulo. Instead, Banco CIT paid ICMS tax to the states of Espirito Santo where the imported equipment arrived. A regulation issued by São Paulo in December 2013 reaffirms a 2009 agreement by São Paulo to conditionally recognize ICMS tax payments made to Espirito Santo. An assessment related to taxes paid to Espirito Santo was upheld in a ruling issued by the administrative court in May 2014. That ruling has been appealed. Another assessment related to taxes paid to Espirito Santo remains pending. Petitions seeking recognition of the taxes paid to Espirito Santo have been filed in a general amnesty program. In conjunction with the stock sale, the Company posted a letter of credit in the amount of 76 million Reais ($21 million USD) to secure the indemnity obligation for the ICMS Tax Appeals.

HUD OIG INVESTIGATION

In 2009, OneWest Bank acquired the reverse mortgage loan portfolio and related servicing rights of Financial Freedom Senior Funding Corporation, including HECM loans, from the FDIC as Receiver for IndyMac Federal Bank. HECM loans are insured by the Federal Housing Administration (“FHA”), administered by the Department of Housing and Urban Development (“HUD”). Subject to certain

58   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

requirements, the loans acquired from the FDIC are covered by indemnification agreements. In addition, Financial Freedom is the servicer of HECM loans owned by the Federal National Mortgage Association (FNMA) and other third party investors. Beginning in the third quarter of 2015, HUD’s Office of Inspector General (“OIG”), served a series of subpoenas on the Company regarding HECM loans. The subpoenas request documents and other information related to the HECM loan business and the curtailment of interest payments on HECM insurance claims. The Company is responding to the subpoenas and does not have sufficient information to make an assessment of the outcome or the impact of the HUD OIG investigation.

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

The Company has established reserves for contingent servicing-related liabilities associated with continuing operations. While the Company believes that such accrued liabilities are adequate, it is reasonably possible that such losses could ultimately exceed the Company’s liability for probable and reasonably estimable losses by up to approximately $5 million as of March 31, 2016, which is unchanged from December 31, 2015.

Indemnification Obligations

In connection with the OneWest acquisition, CIT assumed the obligation to indemnify Ocwen Loan Servicing, LLC (“Ocwen”) against certain claims that may arise from servicing errors which are deemed attributable to the period prior to June 2013, when OneWest sold its servicing business to Ocwen, such as repurchase demands, non-recoverable servicing advances and compensatory fees imposed by the GSEs for servicer delays in completing the foreclosure process within the prescribed timeframe established by the servicer guides or agreements, exclusive of losses or repurchase obligations and certain Agency fees, and which are limited to an aggregate amount of $150.0 million and expire three years from closing (February 2017). Ocwen is responsible for liabilities arising from servicer obligations following the service transfer date because substantially all risks and rewards of ownership have been transferred; except for certain Agency fees or loan repurchase amounts on foreclosures completed on or before 90 days following the applicable transfer date. As of March 31, 2016, the cumulative indemnification obligation totaled approximately $49.0 million, which reduced the Company’s $150.0 million maximum potential indemnity obligation to Ocwen. Because of the uncertainty in the ultimate resolution and estimated amount of the indemnification obligation, it is reasonably possible that the obligation could exceed the Company’s recorded liability by up to approximately $15 million as of March 31, 2016, which is unchanged from December 31, 2015.

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

NOTE 16 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Steven Mnuchin, a Director, and through March 31, 2016, Vice Chairman of CIT and CIT Bank and previously the Chairman and CEO of IMB and Chairman of OneWest Bank, is also Chairman, CEO, and principal owner of Dune Capital Management LP, a privately owned investment firm (“Dune Capital”). Through Dune Capital, Mr. Mnuchin owns or controls interests in several entities that have made various investments in the media and entertainment industry, including Relativity Media LLC, a media production and distribution company (“Relativity”).

On October 2, 2014, Mr. Mnuchin purchased certain classes of equity interests in and was appointed as co-chairman of the Board of Relativity Holdings LLC (“Relativity”). As a result, several revolving credit facilities and term loan facilities that previously existed among OneWest Bank and certain other banks, as lenders, and certain subsidiaries and affiliates of Relativity (the ”Borrowers”), including one revolving credit facility that was increased in size after October 2, 2014, and certain deposits of the Borrowers with OneWest Bank, were considered to be related party transactions. Prior to October 2, 2014, James Wiatt, a director of both IMB and OneWest Bank, was also a director of Relativity. After Mr. Mnuchin joined the Board of Relativity on October 2, 2014, all subsequent actions between OneWest Bank and the Borrowers were approved by the full Board of OneWest Bank, excluding Mr. Mnuchin and Mr. Wiatt. As of March 31, 2016 and December 31, 2015, the contractual loan commitments by CIT Bank, N.A. (formerly OneWest Bank) to the Borrowers were $32.1 million and $39.9 million, of which $30.7 million and $38.5 million were outstanding, and the deposits totaled $25.2 million and $40.7 million, respectively. Effective as of May 29, 2015, Mr. Mnuchin ceased to be co-chairman of the Board of Relativity. Relativity filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code on July 30, 2015 seeking protection for itself and certain of its subsidiaries. On April 14, 2016, Relativity emerged from bankruptcy. Mr. Mnuchin holds no equity in Relativity.

During the third quarter of 2015, Strategic Credit Partners Holdings LLC (the “JV”), a joint venture between CIT

Item 1.  Consolidated Financial Statements  59

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Group Inc. (“CIT”) and TPG Special Situations Partners (“TSSP”), was formed. The JV extends credit in senior-secured, middle-market corporate term loans, and, in certain circumstances, is a participant to such loans. Participation could be in corporate loans originated by CIT. The JV may acquire other types of loans, such as subordinate corporate loans, second lien loans, revolving loans, asset backed loans and real estate loans. Through March 31, 2016, loans of $85 million were sold to the joint venture, while our investment was $6.3 million and $4.6 million at March 31, 2016 and December 31, 2015, respectively. CIT also maintains an equity interest of 10% in the JV.

During 2014, the Company formed two joint ventures (collectively “TC-CIT Aviation”) between CIT Aerospace and Century Tokyo Leasing Corporation (“CTL”). CIT records its net investment under the equity method of accounting. Under the terms of the agreements, TC-CIT Aviation will acquire commercial aircraft that will be leased to airlines around the globe. CIT Aerospace is responsible for arranging future aircraft acquisitions, negotiating leases, servicing the portfolio and administering the entities. Initially, CIT Aerospace sold 14 commercial aircraft to TC-CIT Aviation in transactions with an aggregate value of approximately $0.6 billion; including nine aircraft sold in 2014 and five aircraft sold in the first quarter of 2015 (these five aircraft were sold at an aggregate amount of $240 million). In addition to the initial 14 commercial aircraft, CIT sold 5 commercial aircraft with an aggregate value of $226 million in the year ended December 31, 2015. There were no aircraft sold to TC-CIT Aviation in the first quarter of 2016. CIT also made and maintains a minority equity investment in TC-CIT Aviation in the amount of approximately $57 million. CTL made and maintains a majority equity interest in the joint venture and is a lender to the companies.

CIT invests in various trusts, partnerships, and limited liability corporations established in conjunction with structured financing transactions of equipment, power and infrastructure projects. CIT’s interests in these entities were entered into in the ordinary course of business. Other assets included approximately $238 million and $224 million at March 31, 2016 and December 31, 2015, respectively, of investments in non-consolidated entities relating to such transactions that are accounted for under the equity or cost methods.

The combination of investments in and loans to non-consolidated entities represents the Company’s maximum exposure to loss, as the Company does not provide guarantees or other forms of indemnification to non-consolidated entities.

As of March 31, 2016 and December 31, 2015, a wholly-owned subsidiary of the Company subserviced loans for a related party with unpaid principal balances of $196.4 million and $204.5 million, respectively.

NOTE 17 — BUSINESS SEGMENT INFORMATION

We changed our segment reporting effective January 1, 2016, following the previously announced reorganized management structure. CIT manages its business and reports its financial results in four operating segments: Commercial Banking, Transportation Finance, Consumer and Community Banking, and Non-Strategic Portfolios (“NSP”), and a fifth non-operating segment, Corporate and Other.

The following summarizes changes to our segment presentation from December 31, 2015:

■	Commercial Banking (formerly North America Banking, or “NAB”) no longer includes the Consumer Banking division or the Canadian lending and equipment finance business. Commercial Banking is comprised of three divisions, Commercial Finance, Real Estate Finance, and Business Capital. Business Capital includes the former Equipment Finance and Commercial Services divisions.

■	Transportation Finance (formerly Transportation & International Finance or “TIF”) no longer includes the China and the U.K. businesses. Transportation Finance is comprised of three divisions, Aerospace, Rail, and Maritime Finance.

■	Consumer and Community Banking is a new segment that includes Legacy Consumer Mortgages (the former LCM segment) and other banking divisions that were included in the former NAB segment (Consumer Banking, Mortgage Lending, Wealth Management, and SBA Lending).

■	NSP includes businesses that we no longer consider strategic, including those in Canada and China and recently exited U.K., that had been included in the former NAB and TIF segments. Historic data will also include other businesses and portfolios that have been sold, such as Mexico and Brazil.

All prior period comparisons are conformed to the current period presentation.

Management’s Policy in Identifying Reportable Segments

CIT’s reportable segments are comprised of divisions that are primarily based upon industry categories, geography, target markets and customers served, and, to a lesser extent, the core competencies relating to product origination, distribution methods, operations and servicing and the nature of their regulatory environment. The Board of Directors and executive management receive and review financial data at the segment level.

Types of Products and Services

CIT manages its business and report its financial results in four operating segments: Commercial Banking, Transportation Finance, Consumer and Community

60   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Banking, and Non-Strategic Portfolios (“NSP”) and a fifth non-operating segment, Corporate and Other.

Commercial Banking provides a range of lending, leasing and deposit products, as well as ancillary products and services, including factoring, cash management and advisory services, to small and medium- sized companies and consumers in the U.S. Lending products include revolving lines of credit and term loans and, depending on the nature and quality of the collateral, may be referred to as asset-based loans or cash flow loans. These are primarily composed of senior secured loans collateralized by accounts receivable, inventory, machinery & equipment, real estate, and intangibles, to finance the various needs of our customers, such as working capital, plant expansion, acquisitions and recapitalizations. Loans are originated through direct relationships with borrowers or through relationships with private equity sponsors. Revenues generated by Commercial Banking include interest earned on loans, rents collected on leased assets, fees and other revenue from banking and leasing activities and capital markets transactions, and commissions earned on factoring and related activities.

Transportation Finance offers secured lending and leasing products to midsize and larger companies across the aerospace, rail and maritime industries. Revenues are generated by rents collected on leased assets, interest on loans, fees, and gains from assets sold.

Consumer and Community Banking, through its 70 branches and on-line channel, offers deposits and lending to borrowers who are buying or refinancing homes and custom loan products tailored to the clients’ financial needs. Products include checking, savings, certificates of deposit, residential mortgage loans, and investment advisory services. The segment includes a wealth management group that offers banking services to high net worth individuals. The segment also originates qualified Small Business Administration (“SBA”) 504 and 7(a) loans.

Consumer and Community Banking also consists of legacy portfolios of single family residential mortgages and reverse mortgages, certain of which are covered by loss sharing agreements with the FDIC. Certain Covered Loans in this segment were previously acquired by OneWest Bank in connection with the lndyMac, First Federal and La Jolla transactions. The FDIC indemnified OneWest Bank against certain future losses sustained on these loans. CIT may now be reimbursed for losses under the terms of the loss share agreements with the FDIC. Eligible losses are submitted to the FDIC for reimbursement when a qualifying loss event occurs (e.g., due to foreclosure, short-sale, charge-offs or a restructuring of a single family residential mortgage loan pursuant to an agreed upon loan modification framework). Reimbursements approved by the FDIC are usually received within 60 days of submission.

NSP consists of portfolios that we no longer consider strategic. The 2016 balances reflect activity from portfolios in Canada and China, as well as from the sale of a U.K portfolio. These portfolios include equipment financing, secured lending and leasing to small and middle-market businesses. The prior periods also include activity from other international portfolios in Mexico and Brazil, which were sold in August and December 2015, respectively, and the U.K., which was sold in January 2016.

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

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Segment Profit and Assets

The following table presents segment data. Results and period end balances as of and for the quarter ended March 31, 2015 do not contain any activity of OneWest Bank.

Segment Pre-tax Income (Loss) (dollars in millions)

	Commercial Banking	Transportation Finance	Consumer and Community Banking	Non-Strategic Portfolios	Corporate & Other	Total CIT
For the quarter ended March 31, 2016
Interest income	$287.1	$52.7	$103.2	$25.0	$27.4	$495.4
Interest expense	(73.6)	(148.1)	(8.9)	(14.5)	(41.3)	(286.4)
Provision for credit losses	(73.5)	(22.7)	(3.1)	–	–	(99.3)
Rental income on operating leases	27.1	544.5	–	3.8	–	575.4
Other income	55.5	18.8	8.1	14.5	4.0	100.9
Depreciation on operating lease equipment	(20.0)	(155.3)	–	–	–	(175.3)
Maintenance and other operating lease expenses	–	(56.2)	–	–	–	(56.2)
Operating expenses / loss on debt extinguishment	(158.4)	(60.7)	(82.2)	(12.2)	(36.6)	(350.1)
Income (loss) from continuing operations before (provision) benefit for income taxes	$44.2	$173.0	$17.1	$16.6	$(46.5)	$204.4
Select Period End Balances
Loans	$21,437.2	$2,786.7	$7,184.7	$–	$–	$31,408.6
Credit balances of factoring clients	(1,361.0)	–	–	–	–	(1,361.0)
Assets held for sale	229.7	754.7	50.6	1,176.2	–	2,211.2
Operating lease equipment, net	292.6	16,373.1	–	–	–	16,665.7
For the quarter ended March 31, 2015
Interest income	$181.3	$42.7	$–	$52.8	$4.2	$281.0
Interest expense	(64.8)	(150.6)	–	(38.0)	(17.9)	(271.3)
Provision for credit losses	(24.4)	(6.4)	–	(3.8)	–	(34.6)
Rental income on operating leases	23.1	496.7	–	10.8	–	530.6
Other income	63.6	35.4	–	(6.2)	(6.4)	86.4
Depreciation on operating lease equipment	(17.2)	(136.0)	–	(3.6)	–	(156.8)
Maintenance and other operating lease expenses	–	(46.1)	–	–	–	(46.1)
Operating expenses / loss on debt extinguishment	(131.3)	(67.2)	–	(37.0)	(6.1)	(241.6)
Income (loss) from continuing operations before (provision) benefit for income taxes	$30.3	$168.5	$–	$(25.0)	$(26.2)	$147.6
Select Period End Balances
Loans	$15,058.9	$2,944.1	$–	$1,426.3	$–	$19,429.3
Credit balances of factoring clients	(1,505.3)	–	–	–	–	(1,505.3)
Assets held for sale	87.6	254.6	–	709.7	–	1,051.9
Operating lease equipment, net	225.4	14,622.8	–	39.6	–	14,887.8

62   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 18 — GOODWILL

The following table summarizes the goodwill balance by segment:

	Transportation Finance	Commercial Banking	Consumer & Community Banking	Total
December 31, 2015	$245.0	$602.3	$351.0	$1,198.3
Additions, Other activity(1)	3.0	(22.2)	16.0	(3.2)
March 31, 2016	$248.0	$580.1	$367.0	$1,195.1

(1)	Includes purchase accounting measurement period adjustments, and foreign exchange translation adjustments in Transportation Finance.

The December 31, 2015 goodwill included amounts from CIT’s emergence from bankruptcy in 2009, its 2014 acquisitions of Capital Direct Group and its subsidiaries (“Direct Capital”), and Nacco, an independent full service railcar lessor, and its 2015 acquisition of OneWest. On January 31, 2014, CIT acquired 100% of the outstanding shares of Paris-based Nacco, an independent full service railcar lessor in Europe. The purchase price was approximately $250 million and the acquired assets and liabilities were recorded at their estimated fair values as of the acquisition date, resulting in $77 million of goodwill. On August 1, 2014, CIT Bank acquired 100% of Direct Capital, a U.S. based lender providing equipment financing to small and mid-sized businesses operating across a range of industries. The purchase price was approximately $230 million and the acquired assets and liabilities were recorded at their estimated fair values as of the acquisition date resulting in approximately $170 million of goodwill. In addition, intangible assets of approximately $12 million were recorded relating mainly to the valuation of existing customer relationships and trade names.

On August 3, 2015, CIT acquired 100% of IMB HoldCo LLC, the parent company of OneWest Bank. The purchase price was approximately $3.4 billion and the acquired assets and liabilities were recorded at their preliminary estimated fair value as of the acquisition date resulting in $663.0 million of goodwill recorded as of December 31, 2015. The determination of estimated fair values required management to make certain estimates about discount rates, future expected cash flows (that may reflect collateral values), market conditions and other future events that are highly subjective in nature and may require adjustments, which can be updated throughout the year following the acquisition. Subsequent to the acquisition, management continued to review information relating to events or circumstances existing at the acquisition date. This review resulted in adjustments to the acquisition date valuation amounts, which decreased the goodwill balance to $656.8 million. $367.0 million of the goodwill balance is associated with the Consumer and Community Banking business segment. The remaining goodwill was allocated to the Commercial Finance and Commercial Real Estate reporting units in Commercial Banking.

Once goodwill has been assigned, it no longer retains its association with a particular event or acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of goodwill.

Item 1.  Consolidated Financial Statements  63

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

BACKGROUND

CIT Group Inc., together with its subsidiaries (collectively “we”, “our”, “CIT” or the “Company”), has provided financial solutions to its clients since its formation in 1908. We provide financing, leasing and advisory services principally to middle market companies in a wide variety of industries primarily in North America, and equipment financing and leasing solutions to the transportation industry worldwide. We had nearly $60 billion of earning assets at March 31, 2016. CIT is a bank holding company (“BHC”) and a financial holding company (“FHC”). Through its bank subsidiary, CIT Bank, N.A., CIT provides a full range of banking and related services to commercial and individual customers through 70 branches located in southern California, through its online banking, and through other offices in the U.S. and internationally.

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

Effective as of August 3, 2015, CIT Group Inc. (“CIT”) acquired IMB HoldCo LLC (“IMB”), the parent company of OneWest Bank, National Association, a national bank (“OneWest Bank”). Upon acquisition, CIT Bank, a Utah-state chartered bank and a wholly owned subsidiary of CIT, merged with and into OneWest Bank (the “OneWest Transaction”), with OneWest Bank surviving as a wholly owned subsidiary of CIT with the name CIT Bank, National Association (“CIT Bank, N.A.”). Note 2 — Acquisitions and Disposition Activities in Item 1. Consolidated Financial Statements summarizes the acquisition of OneWest Bank; however, see our Annual Report on Form 10-K for the year ended December 31, 2015, Note 2 — Acquisition and Disposition Activities in Item 8. Financial Statements and Supplementary Data for details on the assets acquired and liabilities assumed, along with the assumptions used to value those assets and liabilities.

The consolidated financial statements include the effects of preliminary Purchase Accounting Adjustments (“PAA”) upon completion of the OneWest Transaction, as required by U.S. GAAP. Accretion and amortization of certain PAA are included in the consolidated Statements of Income, primarily impacting Net Finance Revenue (Interest income and interest expense) and Non-interest expenses.

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk” contain financial terms that are relevant to our business and a Glossary of key terms is included in Part 1 Item 1. Business Overview of our Annual Report on Form 10-K for the year ended December 31, 2015.

Management uses certain non-GAAP financial measures in its analysis of the financial condition and results of operations of the Company. See “Non-GAAP Financial Measurements” for a reconciliation of these financial measures to comparable financial measures based on U.S. GAAP.

SEGMENT UPDATES

We changed our segment reporting effective January 1, 2016, following the previously announced reorganized management structure. CIT manages its business and reports its financial results in four operating segments: Commercial Banking, Transportation Finance, Consumer and Community Banking, and Non-Strategic Portfolios (“NSP”), and a fifth non-operating segment, Corporate and Other.

The following summarizes changes to our segment presentation from December 31, 2015:

■	Commercial Banking (formerly North America Banking, or “NAB”) no longer includes the Consumer Banking division or the Canadian lending and equipment finance business. Commercial Banking is comprised of three divisions, Commercial Finance, Real Estate Finance, and Business Capital. Business Capital includes the former Equipment Finance and Commercial Services divisions.

■	Transportation Finance (formerly Transportation & International Finance or “TIF”) no longer includes the China and the U.K. businesses. Transportation Finance is comprised of three divisions, Aerospace, Rail, and Maritime Finance.

■	Consumer and Community Banking is a new segment that includes Legacy Consumer Mortgages (the former LCM segment) and other banking divisions that were included in the former NAB segment (Consumer Banking, Mortgage Lending, Wealth Management, and SBA Lending).

■	NSP includes businesses that we no longer consider strategic, including those in Canada and China and the recently exited U.K., that had been included in the former NAB and TIF segments. Historic data will also include other businesses and portfolios that have been sold, such as Mexico and Brazil.

64   CIT GROUP INC

All prior period comparisons are conformed to the current period presentation.

SUMMARY OF 2016 FINANCIAL RESULTS

As discussed briefly below and in more detail in various sections, our 2016 results reflected increased business compared to the prior-year quarter, which was driven by the inclusion of OneWest Bank activity. Where helpful, to more fully understand our operating results, we have included comparisons to the prior quarter in addition to the prior-year quarter.

Net income was $147 million, $0.73 per diluted share for the first quarter of 2016, compared to net income of $104 million, $0.59 per diluted share, for the year-ago quarter, which reflects results prior to the acquisition of OneWest Bank, and $145 million, $0.72 per diluted share in the prior quarter. Income from continuing operations for the first quarter was $152 million, $0.75 per diluted share compared to $104 million, $0.59 per diluted share in the year-ago quarter and $151 million, $0.75 per diluted share in the prior quarter.

Income from continuing operations includes net after-tax benefits of $4 million from discrete items related to our strategic initiatives. Discrete items include benefits from the sale of the U.K. Equipment Finance platform and a discrete tax item related to an international portfolio previously sold, which were partially offset by restructuring charges resulting from operating expense reduction initiatives, an impairment on the Non-Strategic Portfolio and currency translation adjustment (“CTA”) charges. In addition to these items, income this quarter included higher credit loss provisions for the oil and gas, and maritime portfolios which were partially offset by a mark-to-market benefit on the total return swap (“TRS”).

Income from continuing operations, before provision for income taxes totaled $204 million, up from $148 million for the prior-year quarter and $141 million in the prior quarter. Pre-tax income for 2016 reflected higher other income, partially offset by higher credit costs.

Net finance revenue(1) (“NFR”) was $553 million in the current quarter, compared to $337 million in the prior-year quarter and $528 million in the prior quarter. Average earning assets were essentially flat compared to the prior quarter reflecting growth in Rail, Commercial Finance, Business Capital and other consumer mortgage lending portfolios, offset by run-off in the Legacy Consumer Mortgage portfolio and the sale of the U.K. Equipment Finance business. The increase in NFR and average earning assets from the prior-year quarter reflects the acquisition of OneWest Bank. Net finance revenue as a percentage of average earning assets (“net finance margin” or “NFM”) increased from both the prior-year and prior quarters. The increase from the prior-year quarter reflects the benefits from the OneWest Bank acquisition. The increase from the prior quarter was driven by lower maintenance and other operating lease costs and higher collections on remarketed aircraft and loan prepayments in Transportation Finance offset by change in mix of assets resulting from the run off or sale of higher yielding assets.

Provision for credit losses of $99 million increased over both the prior-year and prior quarters and includes $31 million related to the energy portfolio, $14 million related to the maritime portfolio and charge-offs of $11 million related to two loans in the Aerospace loan portfolio.

Credit metrics reflect non-accrual loans of $295 million increased over both the prior-year and prior quarters, primarily due to increases in the energy portfolio. Net charge-offs were $51 million, increased over both the prior-year and prior quarters. Excluding the impact relating to assets transferred to held for sale in all periods, net charge-offs were $42 million (0.53% of average finance receivables), compared to $10 million (0.20%) in the prior-year quarter and $13 million (0.16%) in the prior quarter. The current quarter net charge offs includes $15 million in the energy (oil and gas) portfolio and $11 million related to two Aerospace loans.

Other income of $101 million was up from $86 million in the prior-year quarter and $30 million in the prior quarter and included episodic items, such as approximately $10 million of net benefits from international business exits and an $18 million benefit from the mark-to-market on the TRS. The prior quarter included a loss on the sale of the Brazil platform primarily related to the recognition of $51 million of CTA losses.

Operating expenses were $349 million, $242 million and $358 million in the current quarter, prior-year quarter and prior quarter, respectively. Operating expenses excluding restructuring costs and intangible asset amortization(2) were $322 million in the current quarter reflecting the sale of Non-Strategic Portfolios and the streamlining of the management structure. These benefits were partially offset by annual benefit restarts and costs associated with the strategic initiatives, primarily costs associated with the OneWest Bank integration and the Commercial Air separation. The prior quarter reflected lower compensation and benefits from adjusting accruals related to incentive compensation and changes to benefit plans. The increase from the prior year reflects the addition of OneWest Bank. The net efficiency ratio(3) improved to 49% reflecting higher other income and net finance revenue, partially offset by higher operating expenses. Headcount at March 31, 2016 was 4,740, up from 3,360 a year-ago due to the OneWest addition and down from 4,900 in the prior quarter, reflecting strategic initiatives. Restructuring costs this quarter relate to strategic initiatives to reduce operating expenses, while the amortization of intangibles is primarily due to the OneWest Bank acquisition.

(1)	Net finance revenue and average earning assets are non-GAAP measures; see “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

(2)	Operating expenses excluding restructuring costs and intangible asset amortization is a non-GAAP measure; see “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

(3)	Net efficiency ratio is a non-GAAP measure. See “Non-GAAP Measurements” for reconciliation of non-GAAP to GAAP financial information.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   65

Provision for income taxes of $53 million for the quarter included a $14 million discrete tax benefit from the resolution of a tax position on an international portfolio that had been previously sold. The prior quarter was an income tax benefit of $10 million reflecting $15 million in discrete benefits from the resolution of a tax position on an international portfolio previously sold and included a positive impact from the year-end true up to reflect the full year actual geographic mix of earnings. The current effective tax rate was 26% and excluding discrete items was 31% for the quarter. Cash taxes were minimal compared to net payments of $14 million in the prior-year quarter and net receipts of $17 million in the prior quarter.

Total assets of continuing operations(4) at March 31, 2016 were $66.6 billion, down slightly from $66.9 billion at December 31, 2015.

-	Financing and leasing assets (“FLA”), which includes loans, operating lease equipment and assets held for sale (“AHFS”), were essentially flat at $50.3 billion compared to December 31, 2015 as the 2% growth in Commercial Banking, along with an increase in certain consumer portfolios, was offset by sales and run-off in the Non-Strategic Portfolios and loans in Legacy Consumer Mortgages.

-	Cash (cash and due from banks and interest bearing deposits) totaled $8.1 billion, down slightly from $8.3 billion at December 31, 2015.

-	Investment securities totaled $2.9 billion, essentially flat compared to December 31, 2015.

Deposits increased slightly to $32.9 billion from December 31, 2015. The proportion of business funded by deposits was similarly up.

Borrowings were $18.0 billion, down from $18.4 billion at December 31, 2015, mostly reflecting repayments on secured borrowings, along with modest repurchases of unsecured borrowings.

Capital ratios remain well above required levels. All regulatory capital ratios increased from the prior quarter resulting from current period earnings and a reduction in risk weighted assets reflecting the mix of assets while the decline from the prior-year quarter reflects the acquisition of OneWest Bank.

2016 PRIORITIES

CIT is committed to positioning the Company to deliver long-term value for shareholders while maintaining a strong risk management culture. CIT’s strategic priorities to advance its transition to a leading national middle market bank include:

1.	Focusing on Core Businesses: Invest in growth and strengthen its capabilities with respect to its primary lending, leasing, and depository solutions for small business and middle market customers while we:

■	Complete the separation of the Commercial Air business by the end of 2016;

■	Complete the sales of the Canada and China businesses; and

■	Complete the integration of OneWest Bank by year end.

2.	Improve Profitability and Return Capital: Achieve a return on tangible common equity (ROTCE) of 10 percent by 2018 by executing on initiatives to:

■	Reduce operating expenses by $125 million by 2018;

■	Optimize the size of the BHC and improve funding costs by growing its deposit base and transitioning the deposit mix to lower cost deposits;

■	Increase net revenue by building out the investment portfolio; and

■	Return excess capital to shareholders, subject to regulatory approvals.

3.	Maintain Strong Risk Management: The improvement in CIT’s credit ratings reflects the strength of its franchises, robust liquidity and capital positions, and the expansion and diversification of deposit funding. Additionally:

■	Maintain strong underwriting standards with focus on appropriate risk adjusted returns throughout cycles and leverage expertise as an asset-backed lender; and

■	Maintain its culture of compliance and integrity.

During the quarter, we made advances on the above priorities:

■	We closed the sale of the U.K. equipment finance business;

■	We continued the separation process of the Commercial Air business;

■	We continued to evaluate our businesses for alignment with our strategy to become a leading national middle market bank and transferred international business air to assets held for sale;

■	We continued to review expenses and operating efficiencies, which resulted in additional organizational streamlining, which will lead to future cost savings; and

■	We maintained our strong regulatory capital ratios.

[4]	Total assets from continuing operations is a non-GAAP measure. See “Non-GAAP Measurements” for reconciliation of non-GAAP financial information.

66   CIT GROUP INC

DISCONTINUED OPERATION

Reverse Mortgage Servicing

The Financial Freedom business, a division of CIT Bank (formerly a division of OneWest Bank) that services reverse mortgage loans, was acquired with the OneWest Transaction. Pursuant to ASC 205-20, as amended by ASU 2014-08, the Financial Freedom business is reflected as discontinued operations as of the August 3, 2015 acquisition date and as of March 31, 2016. The business includes the entire third party servicing of reverse mortgage operations, which consist of personnel, systems and servicing assets. The assets of discontinued operations include loans of approximately $435 million at March 31, 2016, primarily Home Equity Conversion Mortgage (“HECM”) loans, and servicing advances. The liabilities of discontinued operations include reverse mortgage servicing liabilities, which relates primarily to loans serviced for Fannie Mae, secured borrowings and contingent liabilities. In addition, continuing operations includes a portfolio of reverse mortgages of $897 million at March 31, 2016, which are in the Consumer and Community Banking segment and are serviced by Financial Freedom.

Further details of the discontinued business, along with condensed balance sheet and income statement items are included in Note 2 — Acquisition and Disposition Activities in Item 1. Consolidated Financial Statements. See also Note 15 — Contingencies for discussion related to the servicing business.

Unless specifically noted, the discussions and data presented throughout the following sections reflect CIT balances on a continuing operations basis.

NET FINANCE REVENUE

The following tables present management’s view of consolidated NFR.

Net Finance Revenue(1) (dollars in millions)

	Quarters Ended
	March 31, 2016	December 31, 2015	March 31, 2015
Interest income	$495.4	$510.4	$281.0
Rental income on operating leases	575.4	550.9	530.6
Finance revenue	1,070.8	1,061.3	811.6
Interest expense	(286.4)	(286.7)	(271.3)
Depreciation on operating lease equipment	(175.3)	(166.8)	(156.8)
Maintenance and other operating lease expenses	(56.2)	(79.6)	(46.1)
Net finance revenue	$552.9	$528.2	$337.4
Average Earning Assets (“AEA”)	$59,206.4	$59,141.4	$41,841.1
Net finance margin	3.74%	3.57%	3.23%

(1)	NFR and AEA are non-GAAP measures; see “Non-GAAP Financial Measurements” sections for a reconciliation of non-GAAP to GAAP financial information.

NFR and NFM are key metrics used by management to measure the profitability of our earning assets. NFR includes interest and yield-related fee income on our loans and capital leases, rental income on our operating lease equipment, and interest and dividend income on cash and investments, less funding costs and depreciation, maintenance and other operating lease expenses from our operating lease equipment. Since our asset composition includes a high level of operating lease equipment (28% of AEA for the quarter ended March 31, 2016), NFM is a more appropriate metric for CIT than net interest margin (“NIM”) (a common metric used by other BHCs), as NIM does not fully reflect the earnings of our portfolio because it includes the impact of debt costs on all our assets but excludes the net revenue (rental income less depreciation, maintenance and other operating lease expenses) from operating leases.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   67

The following table includes average balances from revenue generating assets along with the respective revenues and average balances of deposits and borrowings with the respective interest expenses.

Average Balances and Rates(1) for the quarters ended (dollars in millions)

	March 31, 2016			December 31, 2015			March 31, 2015
	Average Balance	Revenue / Expense	Average Rate (%)	Average Balance	Revenue / Expense	Average Rate (%)	Average Balance	Revenue / Expense	Average Rate (%)
Interest bearing deposits	$7,114.0	$8.4	0.47%	$6,671.6	$5.3	0.32%	$5,951.6	$4.0	0.27%
Securities purchased under agreements to resell	–	–	–	25.0	–	–	575.0	0.7	0.49%
Investment securities	2,923.5	22.5	3.08%	3,334.9	25.0	3.00%	1,497.2	3.9	1.04%
Loans (including held for sale and credit balances of factoring clients)(2)(3)	32,045.0	467.6	5.84%	32,590.6	480.9	5.90%	18,642.1	272.4	5.84%
Operating lease equipment, net (including held for sale)(4)	16,721.3	343.9	8.23%	16,073.4	304.5	7.58%	15,189.5	327.7	8.63%
Indemnification assets	401.7	(3.1)	(3.09)%	445.8	(0.8)	(0.72)%	–	–	–
Average earning assets(2)	$59,205.5	839.3	5.67%	$59,141.3	814.9	5.51%	$41,855.4	608.7	5.82%
Deposits	$31,829.1	$99.5	1.25%	$31,538.3	$99.2	1.26%	$16,275.6	$69.0	1.70%
Borrowings	18,210.4	186.9	4.11%	18,805.9	187.5	3.99%	17,477.4	202.3	4.63%
Total interest-bearing liabilities	$50,039.5	286.4	2.29%	$50,344.2	286.7	2.28%	$33,753.0	271.3	3.22%
NFR and NFM		$552.9	3.74%		$528.2	3.57%		$337.4	3.23%

	March 2016 Over December 2015 Comparison			March 2016 Over March 2015 Comparison
	Increase (Decrease) Due To Change In:			Increase (Decrease) Due To Change In:
	Volume	Rate	Net	Volume	Rate	Net
Interest bearing deposits	$0.5	$2.6	$3.1	$1.4	$3.0	$4.4
Securities purchased under agreements to resell	–	–	–	–	(0.7)	(0.7)
Investments	(3.2)	0.7	(2.5)	11.0	7.6	18.6
Loans (including held for sale and net of credit balances of factoring clients)(2)(3)	(8.0)	(5.3)	(13.3)	195.7	(0.5)	195.2
Operating lease equipment, net (including held for sale)(4)	13.3	26.1	39.4	31.5	(15.3)	16.2
Indemnification assets	0.3	(2.6)	(2.3)	(3.1)	–	(3.1)
Total earning assets	$2.9	$21.5	$24.4	$236.5	$(5.9)	$230.6
Deposits	$0.9	$(0.6)	$0.3	$48.6	$(18.1)	$30.5
Borrowings	(6.1)	5.5	(0.6)	7.5	(22.9)	(15.4)
Total interest-bearing liabilities	$(5.2)	$4.9	$(0.3)	$56.1	$(41.0)	$15.1

(1)	Average rates are impacted by PAA accretion and amortization.

(2)	The balance and rate presented is calculated net of average credit balances for factoring clients.

(3)	Non-accrual loans and related income are included in the respective categories.

(4)	Operating lease rental income is a significant source of revenue; therefore, we have presented the rental revenues net of depreciation and net of maintenance and other operating lease expenses.

The increase in average earning assets from the year-ago quarter reflects the acquisition of OneWest Bank. Average earning assets were essentially flat compared to the prior quarter reflecting growth in Rail, Commercial Finance, Business Capital and other consumer mortgage lending portfolios offset by run-off in the Legacy Consumer Mortgage portfolio and the sale of the U.K. equipment finance business. Compared to the prior-year quarter, finance revenues increased 32%, generated by the higher AEA and accretion of $66 million resulting from the fair value discount on earning assets recorded for purchase accounting, along with new business volume. Finance revenues were up slightly from the prior quarter on higher rental revenue on operating lease equipment. The yield on AEA of 5.67% was down from the prior-year quarter, driven by the continued low rate environment and an increased mix of low yielding cash and securities stemming from the OneWest Bank acquisition. Interest on loans was flat at 5.84%, reflecting the benefit from accretion of purchase accounting adjustments as a result of the

68   CIT GROUP INC

acquisition that offset continued yield compression in certain loan classes, as well as lower interest recoveries and lower prepayments. Compared to the prior quarter, the yield on AEA of 5.67% was up from 5.51%, mostly driven by the lower maintenance and other operating lease expenses, which improved the yield on operating lease equipment. We continued to grow our operating lease portfolio, which primarily consists of transportation related assets, aircraft and railcars, resulting in the higher average balance. Operating lease revenues and yields are discussed later in this section. Revenues generated on our cash deposits and investments are indicative of the existing low rate environment and were not significant in any of the periods. Revenues on cash deposits and investments have grown compared to the prior-year quarter as the investments from the OneWest Bank acquisition, mostly MBSs, carry a higher rate of return than the previously owned investment portfolio and include a purchase accounting adjustment that accretes into income, thus increasing the yield.

Compared to the prior-year quarter, the increase in average interest bearing liabilities reflects the deposits acquired, along with growth, and the acquired borrowings, essentially all FHLB advances. While interest expense was up modestly in amount, the overall rate as a % of AEA was down due to the higher percentage of AEA being funded by deposits, along with lower rates in nearly all deposit and borrowing categories and a higher mix of low cost deposits. Compared to the prior quarter, interest expense and average balances were essentially flat. Interest expense for the current and prior quarters was reduced by $6 million each, reflecting the accretion of purchase accounting adjustments on borrowings and deposits. Interest expense on deposits was up from the prior-year quarter, driven by the higher balances and partially offset by a net benefit from purchase accounting accretion. The decline in rate was the result of the lower cost deposits from OneWest Bank. Interest expense on borrowings is a function of the products and was mostly impacted by the OneWest Bank acquisition, which increased FHLB advances. FHLB advances had lower rates than our average borrowings in the prior-year quarter, thus reducing the average rate. The increase in rate on borrowings from the prior quarter reflects borrowings mix, as secured borrowings were down slightly, which carry a lower rate than unsecured.

The composition of our funding was significantly impacted by the OneWest Bank acquisition in 2015. At March 31, 2016, December 31, 2015, and March 31, 2015 our funding mix was as follows:

Borrowing Mix

	March 31, 2016	December 31, 2015	March 31, 2015
Deposits	65%	64%	50%
Unsecured	21%	21%	32%
Secured Borrowings:
Structured financings	8%	9%	18%
FHLB Advances	6%	6%	0%

These proportions will fluctuate in the future depending upon our funding activities.

The following table details further the rates of interest bearing liabilities.

Average Balances and Rates (dollars in millions)

	Quarter Ended March 31, 2016			Quarter Ended December 31, 2015			Quarter Ended March 31, 2015
	Average Balance	Interest Expense	Rate %	Average Balance	Interest Expense	Rate %	Average Balance	Interest Expense	Rate %
Deposits
CDs	$18,341.8	$73.6	1.61%	$18,166.9	$73.3	1.61%	$10,411.6	54.5	2.09%
Interest-bearing checking	3,069.1	4.0	0.52%	3,161.9	4.1	0.52%	–	–	–
Savings	4,801.1	10.9	0.91%	4,753.7	11.5	0.97%	3,986.8	9.8	0.98%
Money markets	5,617.1	11.2	0.80%	5,455.8	10.6	0.78%	1,877.1	4.8	1.02%
Total deposits(1)	31,829.1	99.7	1.25%	31,538.3	99.5	1.26%	16,275.5	69.1	1.70%
Borrowings
Unsecured notes	10,615.5	138.0	5.20%	10,646.3	138.1	5.19%	11,278.9	145.8	5.17%
Secured borrowings	4,478.0	43.5	3.89%	4,991.3	45.6	3.66%	5,985.9	56.3	3.76%
FHLB advances	3,116.9	5.4	0.69%	3,168.3	3.8	0.48%	212.7	0.2	0.38%
Total borrowings	18,210.4	186.9	4.11%	18,805.9	187.5	3.99%	17,477.5	202.3	4.63%
Total interest-bearing liabilities	$50,039.5	$286.6	2.29%	$50,344.2	$287.0	2.28%	$33,753.0	$271.4	3.22%

(1)	Excludes certain deposits such as escrow accounts, security deposits, and other similar accounts, therefore totals may differ from other average balances included in this document.

Deposits and borrowings are also discussed in Funding and Liquidity. See Select Financial Data (Average Balances) section for more information on borrowing rates.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   69

The following table depicts selected earning asset yields and margin related data for our segments, plus select divisions within the segments.

Average Yield and Other Data (dollars in millions)

	Quarters Ended
	March 31, 2016	December 31, 2015	March 31, 2015
Commercial Banking
AEA	$20,727.0	$20,944.0	$14,356.5
NFR	220.6	224.4	122.4
Gross yield	6.06%	5.95%	5.69%
NFM	4.26%	4.29%	3.41%
AEA
Commercial Finance	$9,545.4	$9,979.3	$6,706.4
Real Estate Finance	5,334.6	5,159.2	1,777.7
Business Capital	5,847.0	5,805.5	5,872.4
Gross yield
Commercial Finance	5.03%	5.08%	4.41%
Real Estate Finance	5.44%	5.23%	3.94%
Business Capital	8.32%	8.07%	7.69%
NFR
Commercial Finance	$90.6	$98.5	$44.0
Real Estate Finance	54.4	51.4	10.0
Business Capital	75.6	74.5	68.4
NFM
Commercial Finance	3.80%	3.95%	2.62%
Real Estate Finance	4.08%	3.99%	2.25%
Business Capital	5.17%	5.13%	4.66%
Transportation Finance
AEA	$20,619.5	$19,784.2	$18,880.8
NFR	237.6	197.0	206.7
Gross yield	11.59%	11.48%	11.43%
NFM	4.61%	3.98%	4.38%
AEA
Aerospace	$12,050.9	$11,594.3	$11,907.7
Rail	6,882.4	6,599.3	5,923.9
Maritime Finance	1,686.2	1,590.6	1,049.2
Gross yield
Aerospace	11.18%	11.07%	10.41%
Rail	13.73%	13.71%	14.64%
Maritime Finance	5.75%	5.24%	5.00%
NFR
Aerospace	$119.6	$92.8	$101.7
Rail	100.2	89.0	96.2
Maritime Finance	17.8	15.2	8.8
NFM
Aerospace	3.97%	3.20%	3.42%
Rail	5.82%	5.39%	6.50%
Maritime Finance	4.22%	3.82%	3.35%

70   CIT GROUP INC

Average Yield and Other Data (dollars in millions) (continued)

	Quarters Ended
	March 31, 2016	December 31, 2015	March 31, 2015
Consumer and Community Banking
AEA	$7,757.8	$7,845.9	$–
NFR	94.3	96.3	–
Gross yield	5.32%	5.58%	–
NFM	4.86%	4.91%	–
AEA
Other Consumer Banking	$1,941.8	$1,840.5	$–
Legacy Consumer Mortgages	5,816.0	6,005.4	–
Gross yield
Other Consumer Banking	3.65%	3.78%	–
Legacy Consumer Mortgages	5.87%	6.13%	–
NFR
Other Consumer Banking	$34.0	$28.4	$–
Legacy Consumer Mortgages	60.3	67.9	–
NFM
Other Consumer Banking	7.00%	6.17%	–
Legacy Consumer Mortgages	4.15%	4.52%	–
Non-Strategic Portfolios
AEA	$1,516.8	$1,953.8	$2,718.4
NFR	14.3	24.5	22.0
Gross yield	7.59%	9.52%	9.36%
NFM	3.77%	5.02%	3.24%

Gross yields (interest income plus rental income on operating leases as a % of AEA) were up in the commercial segments, Commercial Banking and Transportation Finance. Gross yields in Commercial Banking were up from the prior year and prior quarters in each of the divisions, except a slight decline in Commercial Finance compared to the prior quarter reflecting lower accretion income. Compared to the prior-year quarter, gross yields also benefited from purchase accounting accretion. Purchase accounting accretion totaled $19 million and $22 million in Commercial Finance for the current and prior quarters and $20 million and $17 million in Real Estate Finance, respectively.

Gross yields in Transportation Finance increased from the prior-year quarter as the increase in Aerospace was partially offset by a decline in gross yields in Rail, reflecting reduced utilization in energy-related railcars and lease rates on new leases below the existing portfolio. Compared to the prior quarter, yields in Aerospace and Rail benefited from lower maintenance and operating lease expenses, which were elevated last quarter. The higher yield in Maritime Finance reflects a benefit from a prepayment in the current quarter.

Consumer and Community Banking was acquired in 2015 as part of the OneWest Transaction. Therefore, there are no prior year comparisons. Gross yields were down from the prior quarter, mostly due to mortgage loans in LCM. Gross yields also benefited from purchase accounting accretion. Purchase accounting accretion totaled $27 million and $31 million for the current and prior quarters, essentially all of which is in LCM.

NSP contains run-off portfolios, and as a result, gross yields varied due to asset sales and lower balances.

The following table sets forth the details on net operating lease revenues.

Net Operating Lease Data (dollars in millions)

	Quarters Ended
	March 31, 2016		December 31, 2015		March 31, 2015
Rental income on operating leases	$575.4	13.84%	$550.9	13.81%	$530.6	14.26%
Depreciation on operating lease equipment	(175.3)	(4.22)%	(166.8)	(4.18)%	(156.8)	(4.21)%
Maintenance and other operating lease expenses	(56.2)	(1.35)%	(79.6)	(2.00)%	(46.1)	(1.24)%
Net operating lease revenue and %	$343.9	8.27%	$304.5	7.63%	$327.7	8.81%
Average Operating Lease Equipment (“AOL”)	$16,634.5		$15,955.6		$14,881.1

Net operating lease revenue was primarily generated from the commercial air and rail portfolios. Net operating lease revenue was up compared to the prior-year and prior quarters, as the benefit from growth in the portfolio offset lower rates and lower utilization. In addition, maintenance and other operating lease expenses was down from the elevated level in the prior quarter, due to lower levels of equipment returns.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   71

Aircraft utilization remains strong, with all equipment either leased or under a commitment at year-end, and all but two of the 17 aircraft scheduled for delivery in the next twelve months have lease commitments. Rail utilization declined to 94% from 96% at December 31, 2015, reflecting pressures in demand for cars that transport crude, coal and steel, a trend that is expected to continue and approximately 40% of the total railcar order-book has lease commitments.

Depreciation on operating lease equipment mostly reflects transportation equipment balances and includes amounts related to impairments on equipment in the portfolio. Depreciation expense as a percentage of AOL was fairly constant in the presented quarters. Once a long-lived asset is classified as AHFS, depreciation expense is no longer recognized, and the asset is evaluated for impairment with any such charge recorded in other income. (See “Non-interest Income — Impairment on assets held for sale” for discussion on impairment charges). Consequently, net operating lease revenue includes rental income on operating lease equipment classified as AHFS, but there is no related depreciation expense. The amount of suspended depreciation on operating lease equipment in AHFS totaled $3 million, $8 million and $3 million for the current, prior-year and prior quarters, respectively. Operating lease equipment in AHFS totaled $145 million at March 31, 2016, $93 million at December 31, 2015, and $279 million at March 31, 2015.

Maintenance and other operating lease expenses primarily relate to the rail portfolio and to a lesser extent aircraft re-leasing. Maintenance and other operating lease expenses was up compared to the prior-year quarter reflecting increased maintenance, freight and storage costs in rail and growth in the portfolios, and down from the prior quarter, which included elevated transition costs on several aircraft.

The factors noted above affecting rental income, depreciation, and maintenance and other operating lease expenses drove the net operating lease revenue as a percent of AOL.

Upon emergence from bankruptcy in 2009, CIT applied Fresh Start Accounting (“FSA”) in accordance with GAAP. The most significant remaining discount at March 31, 2016, related to operating lease equipment ($1.3 billion related to rail operating lease equipment and $0.5 billion to aircraft operating lease equipment). The discount on the operating lease equipment was, in effect, an impairment of the operating lease equipment upon emergence from bankruptcy, as the assets were recorded at their fair value, which was less than their carrying value. The recording of the FSA adjustment reduced the asset balances subject to depreciation and thus decreases depreciation expense over the remaining useful life of the operating lease equipment or until it is sold.

See “Expenses — Depreciation on operating lease equipment” and “Concentrations — Operating Leases” for additional information.

CREDIT METRICS

During the quarter ended March 31, 2016, our non-accrual loans increased and we recorded higher charge-offs. Thus, our provision for credit losses increased, and our allowance for loan losses grew.

Non-accrual loans of $295 million (0.94% of finance receivables) increased over December 31, 2015, primarily due to increases in the energy portfolio. If market conditions remain unchanged, the portfolio will likely experience additional downward credit migration. Non-accruals are presented in a table and discussed later in this section.

The provision for credit losses reflects loss adjustments related to loans recorded at amortized cost, off-balance sheet commitments, and related reimbursements under indemnification agreements. The provision for credit losses of $99 million increased over both the prior and year-ago quarters and includes $31 million related to the energy portfolio, $14 million related to the maritime portfolio and discrete charge-offs of $11 million in the Aerospace loan portfolio.

Net charge-offs of $51 million (0.65% of average finance receivables (“AFR”)) in the current quarter included $9 million of receivables transferred to AHFS, mostly related to business aircraft. Excluding assets transferred to held for sale, net charge-offs were $42 million (0.53% of AFR), up from $13 million (0.16%) in the prior quarter and $10 million (0.20%) in the year-ago quarter. The current quarter net charge offs includes $15 million in the energy (oil and gas) portfolio and $11 million related to two Aerospace loans. Recoveries of $5 million were down slightly from the prior and year-ago quarters. Net charge-offs are presented in a table and discussed later in this section.

72   CIT GROUP INC

The following table presents detail on our allowance for loan losses, including charge-offs and recoveries and provides summarized components of the provision and allowance:

Allowance for Loan Losses (dollars in millions)

	Quarters Ended
	March 31, 2016	December 31, 2015	March 31, 2015
Allowance — beginning of period	$360.2	$335.0	$346.4
Provision for credit losses(1)	99.3	57.6	34.6
Other(1)	(3.6)	(0.5)	(3.6)
Net additions	95.7	57.1	31.0
Gross charge-offs(2)	(56.1)	(37.8)	(26.6)
Recoveries	4.8	5.9	5.7
Net Charge-offs	(51.3)	(31.9)	(20.9)
Allowance — end of period	$404.6	$360.2	$356.5
Provision for credit losses
Specific reserves on impaired loans	$21.8	$0.9	$2.4
Non-specific reserves	26.2	24.8	11.3
Net charge-offs	51.3	31.9	20.9
Total	$99.3	$57.6	$34.6
Allowance for loan losses
Specific reserves on impaired loans	$40.2	$27.8	$14.8
Non-specific reserves	364.4	332.4	341.7
Total	$404.6	$360.2	$356.5
Ratio
Allowance for loan losses as a percentage of total loans	1.29%	1.14%	1.83%
Allowance for loan losses as a percent of finance receivable/Commercial	1.61%	1.43%	1.83%
Allowance for loan losses plus principal loss discount as a percent of finance receivables (before the principal loss discount)/Commercial	1.87%	1.79%	1.83%
Allowance for loan losses plus principal loss discount as a percent of finance receivables (before the principal loss discount)/Consumer	7.86%	8.62%	–

(1)	Includes amounts related to reserves on unfunded loan commitments and letters of credit, and for deferred purchase agreements, which are reflected in Other Liabilities, as well as foreign currency translation adjustments.

(2)	Gross charge-offs of $9 million, $19 million and $11 million for the quarters ended March 31, 2016, December 31, 2015 and March 31, 2015, respectively, related to the transfer of receivables to AHFS.

The allowance for loan losses was $405 million (1.29% of finance receivables, 1.52% excluding loans subject to loss sharing agreements with the FDIC) at March 31, 2016, compared to $360 million (1.14% of finance receivables, 1.35% excluding loans subject to loss sharing agreements with the FDIC) at December 31, 2015 and $357 million (1.83% of finance receivables) at March 31, 2015. The increase from the prior and year-ago quarters is concentrated in the energy and maritime portfolios, although there were also modest increases across other industries. Including the impact of the principal loss discount on credit impaired loans, which is essentially a reserve for credit losses on the discounted loans, the commercial loan allowance to finance receivables was 1.87% compared to 1.79% at December 31, 2015. The consumer loans ratio was 7.86% at March 31, 2016 and 8.62% at December 31, 2015, respectively, as most of the consumer loans purchased were credit impaired and are partially covered by loss sharing agreements with the FDIC. The decrease over prior quarter is driven by the shift in asset mix as new originations offset the run-off of the purchased credit impaired portfolio.

In addition, we continuously update the allowance as we monitor credit quality within industry sectors. For instance, industry pressures in the energy and maritime sectors resulted in a reserve build in both portfolios. CIT’s loans to the oil and gas industry totaled $0.9 billion or 3% of total loans at March 31, 2016 of which 42% are criticized. The portfolio has loss coverage of 12% of the principal balance, reflecting the purchase accounting discount for loans acquired from OneWest Bank and the allowance for loan losses. If market conditions remain the same, the portfolio will likely experience additional downward credit migration. The impact of lower oil and natural gas prices on the energy related sectors of Rail are reflected in lower utilization rates and lease rates for tank cars, sand cars and coal cars, not in non-accrual loans, provision for credit losses, or net charge-offs, since it is primarily an operating lease portfolio, not a loan portfolio.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   73

Loan Net Carrying Value (dollars in millions)

	Finance Receivables	Allowance for Loan Losses	Net Carrying Value
March 31, 2016
Commercial Banking	$21,437.2	$(347.1)	$21,090.1
Transportation Finance	2,786.7	(42.7)	2,744.0
Consumer and Community Banking	7,184.7	(14.8)	7,169.9
Total	$31,408.6	$(404.6)	$31,004.0
December 31, 2015
Commercial Banking	$20,929.2	$(310.5)	$20,618.7
Transportation Finance	3,542.1	(39.4)	3,502.7
Consumer and Community Banking	7,200.4	(10.3)	7,190.1
Total	$31,671.7	$(360.2)	$31,311.5

The following table presents charge-offs, by class and business segment. See Results by Business Segment for additional information.

Net Charge-offs (dollars in millions)

	Quarters Ended
	March 31, 2016		December 31, 2015		March 31, 2015
Gross Charge-offs
Aerospace	$19.3	5.00%	$0.9	0.21%	$–	–
Maritime	0.3	0.07%	–	–	–	–
Transportation Finance(1)	19.6	2.35%	0.9	0.10%	–	–
Commercial Finance	16.1	0.70%	25.1	1.05%	10.9	0.66%
Real Estate Finance	1.5	0.11%	–	–	–	–
Business Capital	18.2	1.11%	11.9	0.71%	11.7	0.71%
Commercial Banking(2)	35.8	0.68%	37.0	0.69%	22.6	0.60%
Legacy Consumer Mortgages	0.7	0.05%	(0.3)	(0.02)%	–	–
Consumer and Community Banking	0.7	0.04%	(0.3)	(0.02)%	–	–
Non-Strategic Portfolios	–	–	0.2	NM	4.0	1.10%
Total	$56.1	0.71%	$37.8	0.47%	$26.6	0.55%
Recoveries
Aerospace	$–	–	$0.1	0.02%	$–	–
Transportation Finance(1)	–	–	0.1	–	–	–
Commercial Finance	0.5	0.02%	1.8	0.08%	–	–
Business Capital	3.5	0.22%	3.4	0.21%	3.3	0.20%
Commercial Banking(2)	4.0	0.08%	5.2	0.10%	3.3	0.08%
Legacy Consumer Mortgages	0.8	0.06%	0.6	0.04%	–	–
Consumer and Community Banking	0.8	0.05%	0.6	0.03%	–	–
Non-Strategic Portfolios	–	–	–	–	2.4	0.66%
Total	$4.8	0.06%	$5.9	0.07%	$5.7	0.12%
Net Charge-offs
Aerospace	$19.3	5.00%	$0.8	0.19%	$–	–
Maritime	0.3	0.07%	–	–	–	–
Transportation Finance(1)	19.6	2.35%	0.8	0.09%	–	–
Commercial Finance	15.6	0.68%	23.3	0.97%	10.9	0.66%
Real Estate Finance	1.5	0.11%	–	–	–	–
Business Capital	14.7	0.89%	8.5	0.50%	8.4	0.51%
Commercial Banking(2)	31.8	0.60%	31.8	0.59%	19.3	0.52%
Legacy Consumer Mortgages	(0.1)	(0.01)%	(0.9)	(0.06)%	–	–
Consumer and Community Banking	(0.1)	(0.01)%	(0.9)	(0.05)%	–	–
Non-Strategic Portfolios	–	–	0.2	NM	1.6	0.44%
Total	$51.3	0.65%	$31.9	0.40%	$20.9	0.43%

(1)	Transportation Finance charge-offs related to the transfer of receivables to assets held for sale for the quarter ended March 31, 2016 totaled $7 million, and none in the other quarters presented.
(2)	Commercial Banking charge-offs related to the transfer of receivables to assets held for sale for the quarters ended March 31, 2016, December 31, 2015 and March 31, 2015 totaled $2 million, $19 million and $11 million, respectively.

74   CIT GROUP INC

Net charge-offs in the current quarter included $9 million related to the transfer of receivables to AHFS, $7 million of which was due to the international business aircraft portfolio. Net charge-offs in the prior quarter included $19 million related to the transfer of receivables to AHFS, primarily in Commercial Finance. Excluding assets transferred to held-for-sale in all periods, net charge-offs were $42 million in the quarter, primarily due to the energy portfolio in Commercial Banking and two discrete loans in Transportation Finance, compared to $10 million in the year-ago quarter and $13 million in the prior quarter.

Recoveries were down slightly from the prior-year and prior quarters. Charge-offs associated with AHFS do not generate future recoveries as the loans are generally sold before recoveries can be realized and any gains on sales are reported in Other Income.

The tables below present information on non-accruing loans, which includes loans related to AHFS for each period, and when added to OREO and other repossessed assets, sums to non-performing assets. PCI loans are excluded from these tables as they are written down at acquisition to their fair value using an estimate of cashflows deemed to be collectible. Accordingly, such loans are no longer classified as past due or non-accrual even though they may be contractually past due because we expect to fully collect the new carrying values of these loans.

Non-accrual Loans (dollars in millions)

	March 31, 2016	December 31, 2015
Non-accrual loans
U.S.	$223.2	$185.3
Foreign	71.9	82.4
Non-accrual loans	$295.1	$267.7
Troubled Debt Restructurings
U.S.	$38.7	$25.2
Foreign	5.6	15.0
Restructured loans	$44.3	$40.2
Accruing loans past due 90 days or more
Accruing loans past due 90 days or more	$45.1	$15.8

	March 31, 2016		December 31, 2015
Commercial Finance	$148.9	1.60%	$131.5	1.44%
Real Estate Finance	7.3	0.14%	3.6	0.07%
Business Capital	59.0	0.87%	56.0	0.86%
Commercial Banking	215.2	1.00%	191.1	0.91%
Aerospace	21.7	2.10%	15.4	0.87%
Transportation Finance	21.7	0.78%	15.4	0.43%
Other Consumer Lending	0.4	0.02%	0.4	0.02%
Legacy Consumer Mortgages	6.7	0.13%	4.8	0.09%
Consumer and Community Banking	7.1	0.10%	5.2	0.07%
Non-Strategic Portfolios	51.1	NM	56.0	NM
Total	$295.1	0.94%	$267.7	0.85%

Non-accrual loans rose over the prior quarter due to additional amounts in the energy portfolio in Commercial Finance, and an increase in the business aircraft portfolio in Aerospace. Real estate owned as a result of foreclosures of secured mortgage loans was $100 million at March 31, 2016, down from $122 million at December 31, 2015, and recorded in Consumer and Community Banking.

Approximately 67% of our non-accrual accounts were paying currently compared to 61% at December 31, 2015. Our impaired loan carrying value (including PAA discount, specific reserves and charge-offs) to estimated outstanding unpaid principal balances approximated 84%, compared to 87% at December 31, 2015. For this purpose, impaired loans are comprised principally of non-accrual loans over $500,000 and TDRs.

Total delinquency (30 days or more) was 1.2% of finance receivables compared to 1.1% at December 31, 2015.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   75

Forgone Interest (dollars in millions)

	Quarters Ended March 31,
	2016			2015
	U.S.	Foreign	Total	U.S.	Foreign	Total
Interest revenue that would have been earned at original terms	$6.4	$2.4	$8.8	$5.5	$2.6	$8.1
Less: Interest recorded	(0.8)	(0.7)	(1.5)	(0.3)	(0.2)	(0.5)
Foregone interest revenue	$5.6	$1.7	$7.3	$5.2	$2.4	$7.6

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

The tables that follow reflect loan carrying values of accounts that have been modified, excluding PCI loans.

TDR and Modifications (dollars in millions)

	March 31, 2016		December 31, 2015
		% Compliant		% Compliant
Troubled Debt Restructurings
Deferral of principal and/or interest	$6.6	85%	$5.4	99%
Covenant relief and other	37.7	82%	34.8	88%
Total TDRs	$44.3	83%	$40.2	90%
Percent non accrual	81%		63%
Modifications(1)
Extended maturity	$0.2	100%	$0.2	100%
Covenant relief	20.5	93%	23.1	83%
Interest rate increase	9.1	100%	9.3	100%
Other	417.1	100%	218.4	100%
Total Modifications	$446.9	99%	$251.0	98%
Percent non-accrual	20%		16%

(1)	Table depicts the predominant element of each modification, which may contain several of the characteristics listed.

Purchased Credit-Impaired Loans (“PCI Loans”)

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

76   CIT GROUP INC

NON-INTEREST INCOME

As presented in the following table, Non-interest Income includes Rental Income on Operating Leases and Other Income. The following discussion is on a consolidated basis; Non-interest income is also discussed in each of the individual segments in Results By Business Segment.

Non-interest Income (dollars in millions)

	Quarters Ended
	March 31, 2016	December 31, 2015	March 31, 2015
Rental income on operating leases	$575.4	$550.9	$530.6
Other Income:
Fee revenues	32.7	34.7	22.6
Factoring commissions	26.4	29.1	29.5
Gains on sales of leasing equipment	11.2	16.9	32.0
Net gain (losses) on derivatives and foreign currency exchange	9.3	1.8	(9.7)
Gain (loss) on OREO sales	1.7	(2.2)	–
(Loss) gains on loan and portfolio sales	0.3	(41.3)	6.6
(Losses) gains on investments	(4.1)	(5.6)	0.7
Impairment on assets held for sale	(22.1)	(14.9)	(10.1)
Other revenues	45.5	11.9	14.8
Total other income	100.9	30.4	86.4
Total non-interest income	$676.3	$581.3	$617.0

Non-interest Income includes Rental Income on Operating Leases and Other Income.

Rental income on operating leases from equipment we lease is generated largely in the Transportation Finance segment and recognized principally on a straight line basis over the lease term. Rental income is discussed in “Net Finance Revenues” and “Results by Business Segment“.

Other income increased from the prior-year and prior quarter reflecting the following:

Fee revenues include fees on lines of credit and letters of credit, capital markets-related fees, agent and advisory fees, and servicing fees for the assets that we sell, but for which we retain servicing. Fee revenue also includes banking fee products such as cash management fees and account fees.

Factoring commissions in the current quarter were down, reflecting lower factoring volume. Factoring volume was $5.9 billion for the current quarter, reflective of a softer retail market, a decrease from $6.5 billion in the prior-year quarter and $6.7 billion last quarter.

Gains on sales of leasing equipment resulted from $95 million of equipment sales in the first quarter of 2016, $438 million in the prior-year quarter, and $173 million in the prior quarter. Gains as a percentage of equipment sold, which will vary based on the type and age of equipment sold, increased from last quarter and the prior-year quarter. Gains in the year ago quarter included $9 million from sales of aircraft to the TC-CIT Aviation joint venture. There were no aircraft sold to the joint venture in the current or prior quarter. Equipment sales for the current quarter included $46 million in Commercial Banking, $38 million in Transportation Finance, mostly aircraft, and $11 million in NSP. Equipment sales for the prior-year quarter consisted of $369 million in Transportation Finance, including $362 million of aircraft, $37 million in Commercial Banking and $31 million in NSP. Equipment sales for the prior quarter included $76 million in Transportation Finance, $54 million in Commercial Banking and $43 million in NSP.

Net gains (losses) on derivatives and foreign currency exchange includes valuation of the derivatives within the GSI facility, which resulted in gains of $18 million in the current quarter and $1 million in the prior quarter, and losses of $1 million in the prior-year quarter. The GSI facility derivative gain in the current quarter is primarily related to widening of credit spread inputs to the fair value model.

Transactional foreign currency movements resulted in gains of $24 million in the current quarter driven by the weakening of the U.S. currency against the Canadian dollar and Euro, losses of $29 million in the prior quarter, and losses of $83 million in the prior-year quarter. The impact of these transactional foreign currency movements was offset by losses of $33 million in the current quarter, gains of $36 million in the prior quarter, and gains of $84 million in the prior-year quarter on derivatives that economically hedge foreign currency movements and other exposures.

In addition, there were no losses in the current quarter, $6 million of losses in the prior quarter and $10 million of losses in the prior-year quarter, respectively, on the realization of cumulative translation adjustment (“CTA”) amounts from accumulated other comprehensive loss due to translation adjustments related to the liquidating portfolios. As of March 31, 2016, there was approximately $5 million of CTA losses included in accumulated other comprehensive loss in the Consolidated Balance Sheet related to the Canada and China portfolios in AHFS.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   77

Gain (loss) on OREO sales reflects sales and adjustments to the carrying value of Other Real Estate Owned (OREO) assets. OREO properties were acquired in the OneWest Transaction and pertain to foreclosures in the mortgage portfolios.

Gains (losses) on loan and portfolio sales in the current quarter reflected $114 million of sales, with $83 million in Commercial Banking, $20 million in NSP, and $11 million in Consumer and Community Banking. The prior-year quarter sales reflected $94 million of sales, with $56 million in Commercial Banking, $23 million in Transportation Finance, and $15 million in NSP. The prior quarter sales totaled $685 million, with $577 million in Commercial Banking (reflecting an elevated sales volume as we rebalanced assets post the OneWest Bank acquisition), $75 million in NSP, $20 million in Transportation Finance, and $14 million in Consumer and Community Banking. The loss on portfolio sales for the prior quarter was significantly impacted by $48 million of losses in NSP, primarily due to realization of CTA losses related to the sales of the Brazil business.

(Losses) gains on investments primarily reflects sales of equity investments that were received as part of a lending transaction or, in some cases, a workout situation.

Impairment on assets held for sale in the current quarter includes $18 million related to the China and Canada portfolios held for sale in NSP, $2 million in Transportation Finance mainly related to the international Business Air portfolio held for sale, and $2 million in Commercial Banking. The prior quarter impairment primarily relates to Canada, U.K., China and Brazil portfolios in held for sale in NSP. The year ago quarter impairment primarily relates to the Mexico and Brazil portfolios held for sale in NSP. When an operating lease asset is classified as held for sale, depreciation expense is suspended and the asset is evaluated for impairment with any such charge recorded in other income. (See Other Expenses for related discussion on depreciation on operating lease equipment.)

Other revenues in the current quarter include a gain on sale of the U.K. business of $24 million in NSP, inclusive of previously recorded CTA losses. Other revenues included items that are more episodic in nature, such as gains on work-out related claims, proceeds received in excess of carrying value on non-accrual accounts held for sale, which were repaid or had another workout resolution, insurance proceeds in excess of carrying value on damaged leased equipment, and income from joint ventures.

EXPENSES

Non-Interest Expense (dollars in millions)

	Quarters Ended
	March 31, 2016	December 31, 2015	March 31, 2015
Depreciation on operating lease equipment	$175.3	$166.8	$156.8
Maintenance and other operating lease expenses	56.2	79.6	46.1
Operating expenses:
Compensation and benefits	172.2	151.5	146.5
Professional fees	38.8	43.4	19.5
Technology	30.4	32.7	22.3
Net occupancy expense	18.4	17.9	9.4
Advertising and marketing	5.4	8.1	9.1
Other	56.6	44.0	35.2
Operating expenses, excluding restructuring costs and intangible asset amortization	321.8	297.6	242.0
Provision for severance and facilities exiting activities	20.3	53.0	(1.0)
Intangible assets amortization	6.4	7.2	0.6
Total operating expenses	348.5	357.8	241.6
Loss on debt extinguishments	1.6	2.2	–
Total non-interest expenses	$581.6	$606.4	$444.5
Headcount	4,740	4,900	3,360
Operating expenses excluding restructuring costs and intangible asset amortization as a % of AEA(1)	2.17%	2.01%	2.31%
Net efficiency ratio(2)	49.2%	53.3%	57.1%

(1)	Operating expenses excluding restructuring costs and intangible asset amortization as a % of AEA is a non-GAAP measure; see “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

(2)	Net efficiency ratio is a non-GAAP measurement used by management to measure operating expenses (before restructuring costs and intangible amortization) to the level of total net revenues. See “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

78   CIT GROUP INC

Depreciation on operating lease equipment is recognized on owned equipment over the lease term or estimated useful life of the asset. Depreciation expense is primarily driven by the Transportation Finance operating lease equipment portfolio, which includes long-lived assets such as aircraft and railcars. To a lesser extent, depreciation expense includes amounts on smaller ticket equipment, such as office equipment. Impairments recorded on equipment held in portfolio are reported as depreciation expense. AHFS also impacts the balance, as depreciation expense is suspended on operating lease equipment once it is transferred to AHFS. The trend of increasing depreciation expense reflects the growing portfolio of operating lease equipment. Depreciation expense is discussed further in “Net Finance Revenues,” as it is a component of our asset margin. See ”Non-interest Income” for impairment charges on operating lease equipment classified as held for sale.

Maintenance and other operating lease expenses primarily relate to equipment ownership and leasing costs in Transportation Finance. The majority of the maintenance expenses are related to the railcar fleet, while the majority of operating lease expenses are related to aircraft. CIT Rail provides railcars primarily pursuant to full-service lease contracts under which CIT Rail as lessor is responsible for railcar maintenance and repair. Maintenance expenses on railcars decreased from prior quarter on lower costs associated with Railroad Interchange repair expenses.

Under our aircraft leases, the lessee is generally responsible for normal maintenance and repairs, airframe and engine overhauls, compliance with airworthiness directives, and compliance with return conditions of aircraft on lease. As a result, aircraft operating lease expenses primarily relate to transition costs incurred in connection with re-leasing an aircraft. Costs decreased sequentially as the prior quarter included a few aircraft that required higher transition costs for re-lease.

Operating expenses decreased from the prior quarter and was impacted by lower severance costs and increased employee costs from the annual restart of certain benefit costs at the beginning of each year. Operating expenses increased from the prior-year quarter mostly due to the August 2015 OneWest Bank acquisition. Exclusive of intangible amortization and restructuring charges, operating expenses were $322 million and include approximately $10 million related to the ongoing integration of OneWest and the separation of Commercial Air. We expect costs related to our strategic initiatives (namely the OneWest Bank integration and the Commercial Air separation) to increase this year and be offset by savings from our cost reduction initiatives.

Operating expenses reflect the following changes:

■	Compensation and benefits increased from the prior-year quarter, reflecting the impact of the additional employees associated with the OneWest Bank acquisition. The sequential increase reflects the annual restart of certain employee benefit costs at the beginning of each year, such as FICA, and costs associated with deferred incentive compensation for retirement eligible employees.

■	Professional fees include legal and other professional fees, such as tax, audit, and consulting services. The current quarter includes costs related to strategic initiatives, including the separation of our Commercial Aerospace business, and the current and prior quarter includes costs related to exits of our non-strategic portfolios and OneWest Bank integration costs.

■	Technology costs increased from the prior-year quarter reflecting OneWest Bank expense.

■	Net Occupancy expenses were up from the prior-year quarter reflecting the added costs associated with OneWest Bank related to the branch network and office space.

■	Advertising and marketing expenses include costs associated with raising deposits. Advertising and marketing costs in the Bank totaled $3 million in the current quarter, $6 million last quarter and $7 million in the prior-year quarter.

■	Provision for severance and facilities exiting activities primarily reflects costs associated with the OneWest Bank acquisition and streamlining our operations, which resulted in employee reductions.

■	Amortization of intangible assets primarily results from intangible assets recorded in the OneWest Bank acquisition.

■	Other expenses include items such as travel and entertainment, insurance, FDIC costs, office equipment and supplies costs and taxes other than income taxes. The sequential increase includes higher deposit insurance costs, taxes other than income, and other miscellaneous expenses. The increase from the year-ago quarter reflects OneWest Bank expenses.

Loss on debt extinguishments in the current and prior quarter related to repurchases of senior unsecured debt.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   79

INCOME TAXES

Income Tax Data (dollars in millions)

	Quarters Ended
	March 31, 2016	December 31, 2015	March 31, 2015
Provision for income taxes, before discrete items	$63.8	$16.3	$42.2
Discrete items	(11.1)	(26.5)	1.8
Provision (benefit) for income taxes	$52.7	$(10.2)	$44.0
Effective tax rate	25.8%	(7.2)%	29.8%

The income tax provision before impact of discrete items was higher in the current quarter, as compared to the prior-year and prior quarters, primarily driven by the recognition of deferred federal and state income tax expense on increased domestic earnings, which shifted the geographic mix of earnings compared to the prior quarters. The net discrete tax benefit of $11.1 million for the current quarter primarily included a $13.9 million tax benefit, including interest and penalties from favorable actions taken by the tax authorities related to uncertain tax positions taken on certain prior year non-U.S. tax returns, which were partially offset by other miscellaneous net tax expense items.

Included in the prior quarter’s discrete tax benefit was the recognition of an approximately $18.4 million tax benefit including interest and penalties related to changes in uncertain tax positions from resolution of open tax matters and closure of statutes.

The quarterly income tax expense is based on an updated projection of the Company’s annual effective tax rate. This updated annual effective tax rate is applied to the year-to-date consolidated pre-tax income to determine the interim provision for income taxes before discrete items. The impact of any change in the projected annual effective tax rate from the prior quarter is reflected in the quarterly income tax expense. The change in the effective tax rate each period is impacted by a number of factors, including the relative mix of domestic and international earnings, adjustments to the valuation allowances, and discrete items. The actual year-end 2016 effective tax rate may vary from the currently projected tax rate due to changes in these factors.

As noted in our 2015 Annual Report on Form 10-K, management concluded that it was more likely than not that the Company would generate sufficient taxable income based on management’s long-term forecast of future U.S. taxable income within the applicable carry-forward periods to support full utilization of the U.S. federal net operating loss carry-forwards (“NOLs”) and partial utilization of the U.S. state NOLs. The forecast of future taxable income for the Company reflected a long-term view of growth and returns that management believed is more likely than not of being realized. The Company retained a valuation allowance of $250 million against the U.S. state deferred tax assets (“DTAs”) on NOLs at December 31, 2015.

The Company maintained a valuation allowance of $21 million against certain non-U.S. reporting entities’ net DTAs at March 31, 2016, down from $91 million at December 31, 2015. In January 2016, the Company sold its U.K. equipment finance business. Thus, in the first quarter of 2016, there was a reduction of approximately $70 million to the respective UK reporting entities’ net DTAs along with their associated valuation allowances. In the evaluation process related to the net DTAs of the Company’s other international reporting entities, uncertainties surrounding the future international business operations have made it challenging to reliably project future taxable income. Management will continue to assess the forecast of future taxable income as the business plans for these international reporting entities evolve and evaluate potential tax planning strategies to utilize these net DTAs.

The Company’s ability to recognize DTAs will be evaluated on a quarterly basis to determine if there are any significant events that would affect our ability to utilize existing DTAs. If events are identified that affect our ability to utilize our DTAs, valuation allowances may be adjusted accordingly.

Management expects the 2016 global effective tax rate to be in the range of 30%-35%, while cash taxes paid are expected to remain relatively low until the related NOL carry-forward is fully utilized. In addition, while GAAP equity increased as a result of the recognition of net DTAs corresponding to the release of the aforementioned valuation allowances, there was minimal benefit on regulatory capital.

See Note 13 — Income Taxes in Item 1. Consolidated Financial Statements for additional information, including deferred tax assets.

80   CIT GROUP INC

RESULTS BY BUSINESS SEGMENT

SEGMENT REPORTING UPDATES

As described earlier, we refined our segment presentation. CIT manages its business and reports its financial results in four operating segments: Commercial Banking, Transportation Finance, Consumer and Community Banking, and Non-Strategic Portfolios (“NSP”), and a fifth non-operating segment, Corporate and Other.

All prior period comparisons are conformed to the current period presentation. Note 17 — Business Segment Information in Item 1. Consolidated Financial Statements contains additional information relating to segment reporting.

SEGMENTS

Commercial Banking

Commercial Banking consists of three divisions: Commercial Finance, Real Estate Finance, and Business Capital. Revenue is generated from interest earned on loans, rents on equipment leased, fees and other revenue from lending and leasing activities and banking services, along with capital markets transactions and commissions earned on factoring and related activities.

Commercial Finance provides a range of lending and deposit products, as well as ancillary services, including cash management and advisory services, to small and medium size companies. Loans offered are primarily senior secured loans collateralized by accounts receivable, inventory, machinery & equipment and/or intangibles that are often used for working capital, plant expansion, acquisitions or recapitalizations. These loans include revolving lines of credit and term loans and, depending on the nature and quality of the collateral, may be referred to as asset-based loans or cash flow loans. Loans are originated through direct relationships, led by individuals with significant experience in their respective industries, or through relationships with private equity sponsors. We provide financing to customers in a wide range of industries, including Commercial & Industrial, Communications & Technology Finance, Entertainment & Media, Energy, and Healthcare.

Real Estate Finance provides senior secured commercial real estate loans to developers and other commercial real estate professionals. We focus on stable, cash flowing properties and originate construction loans to highly experienced and well capitalized developers. In addition, the portfolio included multi-family mortgage loans acquired from OneWest Bank that are being runoff.

Business Capital provides leasing and equipment financing, along with factoring, solutions to small businesses and middle market companies in a wide range of industries on both a private label and direct basis. We provide financing solutions for our borrowers and lessees, and assist manufacturers and distributors in growing sales, profitability and customer loyalty by providing customized, value- added finance solutions to their commercial clients. Our LendEdge platform allows small businesses to access financing through a highly automated credit approval, documentation and funding process. We offer both capital and operating leases. In addition, we provide factoring, receivable management products, and secured financing to businesses (our clients, generally manufacturers or importers of goods) that operate in several industries, including apparel, textile, furniture, home furnishings and consumer electronics. Factoring entails the assumption of credit risk with respect to trade accounts receivable arising from the sale of goods by our clients to their customers (generally retailers) that have been factored (i.e. sold or assigned to the factor). Although primarily U.S.-based, we conduct business with factoring clients and their customers internationally.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   81

Commercial Banking: Financial Data and Metrics (dollars in millions)

	Quarters Ended
Earnings Summary	March 31, 2016	December 31, 2015	March 31, 2015
Interest income	$287.1	$285.5	$181.3
Rental income on operating leases	27.1	25.8	23.1
Finance revenue	314.2	311.3	204.4
Interest expense	(73.6)	(68.1)	(64.8)
Depreciation on operating lease equipment	(20.0)	(18.8)	(17.2)
Net finance revenue (NFR)	220.6	224.4	122.4
Provision for credit losses	(73.5)	(45.4)	(24.4)
Other income	55.5	68.9	63.6
Operating expenses	(158.4)	(146.0)	(131.3)
Income before provision for income taxes	$44.2	$101.9	$30.3
Select Period End Balance
Financing and leasing assets	$21,959.5	$21,603.1	$15,371.9
Earning assets	22,281.0	21,953.7	15,939.4
Select Average Balances
Average finance receivables (AFR)	21,130.8	21,463.2	14,985.5
Average earning assets (AEA)(1)	20,727.0	20,944.0	14,356.5
Statistical Data
Net efficiency ratio	56.8%	49.0%	70.3%
Pretax return on AEA	0.85%	1.95%	0.84%
New business volume	$1,581.4	$2,164.7	$1,296.2
Factoring volume	$5,873.8	$6,749.0	$6,495.6
Select Divisional Data
Net finance revenue:
Commercial Finance	$90.6	$98.5	$44.0
Real Estate Finance	54.4	51.4	10.0
Business Capital	75.6	74.5	68.4
Segment total	$220.6	$224.4	$122.4
Net finance margin – NFR as a % of AEA
Commercial Finance	3.80%	3.95%	2.62%
Real Estate Finance	4.08%	3.99%	2.25%
Business Capital	5.17%	5.13%	4.66%
Segment total	4.26%	4.29%	3.41%

(1)	AEA is lower than AFR as it is reduced by the average credit balances for factoring clients.

Pre-tax earnings declined from the prior quarter due to higher credit costs and operating expenses, along with lower other income, while the increase from the year-ago quarter reflects the benefits from OneWest Bank.

Financing and leasing assets (“FLA”), which comprise the majority of earning assets, were $22.0 billion at March 31, 2016, up 2% from December 31, 2015, reflecting new business volume and slower prepayment activity and 43% from a year ago, reflecting the acquisition of OneWest Bank. FLA were up in each of the divisions to varying degrees. Financing and leasing assets at March 31, 2016, were comprised of $9.5 billion in Commercial Finance, $5.4 billion in Real Estate Finance and $7.1 billion in Business Capital.

The vast majority of the U.S. funded loan and lease volume in each of the periods presented was originated in the Bank. At March 31, 2016, 89% of this segment’s financing and leasing assets were in the Bank, which was up from last year, reflecting the acquired assets from OneWest Bank, and essentially flat with December 31, 2015.

New business yields on our commercial lending assets were up from the prior-year quarter, reflecting higher yield in Commercial Finance and Business Capital, partially offset by lower yields in Real Estate Finance. Yields on new originations were generally higher in each of the three divisions compared to the prior quarter. New lending and leasing volume is generally lower in the first quarter as compared to the prior quarter, and is reflective of the competitive environment. New business volume increased from the year-ago quarter in all divisions, reflective of the OneWest Bank acquisition.

82   CIT GROUP INC

Highlights included:

■	Net finance revenue decreased slightly from the prior quarter due to the decline in average earning assets, predominately due to asset sales at the end of the 2015 fourth quarter, and higher funding costs. The increase from the year-ago quarter reflects higher earning assets and purchase accounting accretion of $39 million on loans acquired from OneWest Bank. Net finance margin followed similar trends, but also benefited from higher yields on certain new originations noted above.

■	Gross yields were up from the prior-year and prior quarters. Compared to the prior-year quarter, gross yields benefited from purchase accounting accretion, which is reflected in Commercial Finance and Real Estate Finance. See Select Segment and Division Margin Metrics table in Net Finance Revenue section for amounts of purchase accounting accretion and gross yields by division.

■	Other income was down from the prior-year and prior quarters, reflecting the following:

■	Factoring commissions of $26 million were down from both prior periods, mostly reflecting lower factoring volume. Factored volume was down from both the prior and the year-ago quarters, reflective of mix and market conditions.

■	Gains on asset sales (including receivables, equipment and investments) totaled $2 million in 2016, down from $11 million in the prior-year quarter and $10 million in the prior quarter. Financing and Leasing assets sold totaled $130 million in the current quarter, compared to $93 million in the prior-year quarter and $631 million in the prior quarter, which included portfolio rebalancing activity post the OneWest Bank acquisition. Gains will vary based on the type of assets sold.

■	Fee revenue is mainly driven by fees on lines of credit and letters of credit, capital markets-related fees, agent and advisory fees, and servicing fees for the assets we sell but retain servicing. As a result of the acquisition, banking related fees expanded and includes items such as cash management fees and account fees. Fee revenue was $24 million in 2016, up from $17 million in the prior-year quarter and $23 million in the prior quarter.

■	Non-accrual loans were $215 million (1.00% of finance receivables), compared to $191 million (0.91%) at December 31, 2015, and $105 million (0.69%) a year ago. The increase in balance from the prior quarters was primarily related to loans in the energy sector. Net charge-offs were $32 million (0.60% of average finance receivables), consistent with the prior quarter and up from $19 million (0.52%) in the year-ago quarter. Excluding assets transferred to held for sale in all periods, net charge-offs were $30 million in the current quarter, up from $13 million in the prior quarter and $8 million in the year-ago quarter. The increase in the current period relates to energy loans. The provision for credit losses increased from the prior periods from new business volume, increases in reserves related to the energy portfolio and modest increases across other industries.

■	Operating expenses increased from the prior quarter, reflecting higher legal expense in Commercial Finance and discrete items related to Business Capital. The increase from the year-ago quarter reflects the acquisition of OneWest Bank.

Transportation Finance

Transportation Finance includes three divisions: aerospace (commercial air and business air), rail, and maritime finance. Revenues generated by Transportation Finance include rents collected on leased assets, interest on loans, fees, and gains from assets sold.

Aerospace — Commercial Air provides aircraft leasing, lending, asset management, and advisory services for commercial and regional airlines around the world. We own, finance and manage a fleet of approximately 383 aircraft and have about 100 clients in approximately 50 countries.

During 2015, management announced it was exploring strategic alternatives for the Commercial Aerospace business, which may be structured as a spinoff or sale. That transaction is proceeding, as mentioned earlier in 2016 Priorities.

Aerospace — Business Air offers financing and leasing programs for corporate and private owners of business jets. In the 2016 first quarter, the international business aircraft portfolio of approximately $0.6 billion was transferred to AHFS.

Rail leases railcars and locomotives to railroads and shippers throughout North America and Europe. Our operating lease fleet consists of approximately 130,000 railcars and 390 locomotives and we serve over 650 customers.

Maritime Finance offers secured loans to owners and operators of oceangoing and inland cargo vessels, as well as offshore vessels and drilling rigs.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   83

Transportation Finance: Financial Data and Metrics (dollars in millions)

	Quarters Ended
Earnings Summary	March 31, 2016	December 31, 2015	March 31, 2015
Interest income	$52.7	$49.8	$42.7
Rental income on operating leases	544.5	518.2	496.7
Finance revenue	597.2	568.0	539.4
Interest expense	(148.1)	(143.4)	(150.6)
Depreciation on operating lease equipment	(155.3)	(148.0)	(136.0)
Maintenance and other operating lease expenses	(56.2)	(79.6)	(46.1)
Net finance revenue (NFR)	237.6	197.0	206.7
Provision for credit losses	(22.7)	(8.6)	(6.4)
Other income	18.8	24.8	35.4
Operating expenses	(60.7)	(50.2)	(67.2)
Income before provision for income taxes	$173.0	$163.0	$168.5
Select Period End Balance
Financing and leasing assets	$19,914.5	$19,955.0	$17,821.5
Earning assets	20,927.6	20,572.7	18,845.3
Select Average Balances
Average finance receivables (AFR)	$3,333.4	$3,446.7	$2,928.8
Average operating leases (AOL)	16,363.8	15,698.2	14,617.5
Average earning assets (AEA)	20,619.5	19,784.2	18,880.8
Statistical Data
Net operating lease revenue – rental income, net of depreciation and maintenance and other operating lease expenses	$333.0	$290.6	$314.6
Operating lease margin as a % of AOL	8.14%	7.40%	8.61%
Net efficiency ratio	23.7%	22.1%	27.7%
Pretax return on AEA	3.36%	3.30%	3.57%
New business volume	$245.9	$1,619.5	$419.5
Select Divisional Data
Net finance revenue:
Aerospace	$119.6	$92.8	$101.7
Rail	100.2	89.0	96.2
Maritime Finance	17.8	15.2	8.8
Segment total	$237.6	$197.0	$206.7
Net finance margin – NFR as a % of AEA
Aerospace	3.97%	3.20%	3.42%
Rail	5.82%	5.39%	6.50%
Maritime Finance	4.22%	3.82%	3.35%
Segment total	4.61%	3.98%	4.38%

Transportation Finance pre-tax earnings were up from the prior-year and prior quarters. Net finance revenue increased on higher average earning assets, with the comparison to the prior quarter also reflecting lower equipment maintenance and operating lease expenses. The current quarter also includes a higher credit provision due to two Aerospace loan charge-offs and increased reserves in Maritime.

Financing and leasing assets totaled $19.9 billion, essentially unchanged from December 31, 2015 and up from $17.8 billion at March 31, 2015. Compared to the prior quarter, Rail assets increased, Aerospace assets decreased and Maritime assets were essentially unchanged. The increase from the prior year reflects growth in all three divisions. AHFS increased to $0.8 billion, reflecting the addition of the international business air portfolio. New business volume for the quarter totaled $0.2 billion, down significantly from the prior quarter due to only one aircraft delivery compared to 14 aircraft purchased last quarter and lower loan volume.

Aerospace financing and leasing assets were $11.4 billion, down from $11.6 billion at December 31, 2015, as portfolio depreciation and sales offset the one aircraft delivered, and up from $10.8 billion at March 31, 2015. Our owned operating lease commercial portfolio included 283 aircraft, down one from December 31, 2015. At March 31, 2016, we manage 27 aircraft for a joint venture, TC-CIT Aviation. At March 31, 2016, we had 138 aircraft on order from manufacturers, with deliveries scheduled through 2020. See Note 14 — Commitments in

84   CIT GROUP INC

Item 1. Consolidated Financial Statements and Concentrations for further aircraft manufacturer commitment data.

Rail financing and leasing assets grew to $6.9 billion from $6.7 billion at December 31, 2015, and is up from $5.9 billion at March 31, 2015. Our owned operating lease portfolio approximated 130,000 railcars at March 31, 2016, was up from approximately 128,000 and 121,000 railcars at December 31, 2015 and March 31, 2015, respectively. At March 31, 2016, we had approximately 6,200 railcars on order from manufacturers, with deliveries scheduled through 2018. See Note 14 — Commitments in Item 1. Consolidated Financial Statements and Concentrations for further railcar manufacturer commitment data.

Maritime Finance financing and leasing assets totaled $1.7 billion, unchanged from December 31, 2015, and up from $1.1 billion at March 31, 2015. Given the market conditions, we will not be growing this portfolio at this time.

Highlights included:

■	Net finance revenue was up from the prior and year-ago quarters, reflecting higher rental income driven by higher average operating lease assets and settlements on certain aircraft leases. The sequential comparison also included lower costs associated with the air and rail operating lease portfolios, which were elevated in the prior quarter. Net finance margin was up reflecting the noted net finance revenue trends and a slight reduction in funding costs from the prior year.

■	Gross yields in Aerospace were up slightly from the prior quarter to 11.2%, benefiting from collections on remarketed aircraft, while gross yields in Rail of 13.7% were flat with the prior quarter as the impact of lower utilization was temporarily offset by higher interim rents. See Select Segment and Division Margin Metrics table in Net Finance Revenue section.

■	Net operating lease revenue, which is a component of NFR, increased from the prior-year quarter, as increased rental income from growth in the Aerospace and Rail divisions was partially offset by higher depreciation and maintenance and operating lease expenses. In addition to higher rents on increased assets compared to the prior quarter, maintenance and other operating lease expenses was up in the 2015 fourth quarter reflecting elevated transition costs on several aircraft, increased maintenance, freight and storage costs in rail, and growth in the portfolios. Maintenance and other operating lease expenses primarily relate to the rail portfolio and to a lesser extent aircraft re-leasing. Net operating lease revenue also reflects trends in equipment utilization, with aircraft utilization improving but railcar utilization declining, a trend that is expected to continue in 2016 due to weakness in demand for certain energy related car types. The decline in the operating lease margin (as a percentage of average operating lease equipment) compared to the prior-year quarter reflects these trends. The sequential increase reflects the noted decrease in equipment maintenance and other operating lease expenses to a more normalized run-rate.

■	Aircraft utilization remained unchanged from year-end with all aircraft on lease or under a commitment at quarter-end, and all but two of our aircraft scheduled for delivery in the next 12 months have commitments. Rail utilization declined from 96% to 94%, reflecting pressures mostly from the crude, coal and steel industries and approximately 40% of the total railcar order-book of approximately 6,200 railcars have lease commitments.

■	The current quarter new business volume included $175 million of operating lease equipment, including the delivery of one aircraft and approximately 1,100 railcars, and about $70 million of finance receivables.

■	Other income was down from the prior-year and prior quarters and primarily reflecting lower gains on asset sales.

■	Gains on asset sales totaled $9 million in 2016 on $38 million of asset sales, $27 million on $393 billion of equipment and receivable sales in the prior-year quarter, and $13 million of gains on $96 million of asset sales in the prior quarter.

■	Other income also includes a settlement from a bankrupt airline, a small amount of fee income, along with other revenue derived from loan commitments, joint ventures and other periodic items.

■	Non-accrual loans of $22 million (0.78% of finance receivables) increased from $15 million (0.43%) at December 31, 2015 and $0.1 million a year-ago, and principally consisted of business aircraft loans in each of the periods. Net charge-offs, excluding assets transferred to held for sale, were $12 million (1.49% of average finance receivables) related to the Aerospace loan portfolio compared to net charge-offs of less than $1 million (0.09%) in the prior quarter. The provision for credit losses increased from the prior quarters largely reflecting general reserve increases in Maritime and the Aerospace loan charge-offs.

■	Operating expenses increased from the prior quarter, reflecting seasonally higher employee costs and approximately $4 million of costs related to the commercial air separation initiative. Operating expenses were down from the year-ago quarter.

Consumer and Community Banking

Consumer and Community Banking is a new segment that includes Legacy Consumer Mortgages (the former LCM segment) and other banking divisions that were included in the former NAB segment (Consumer Banking, Mortgage Lending, Wealth Management, and SBA Lending), which are grouped together for purposes of discussion as Other Consumer Lending. These were all businesses and portfolios acquired from OneWest Bank, therefore there are no prior-year quarter comparisons.

Other Consumer Lending offers mortgage lending, deposits and private banking services to its customers. The segment

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   85

offers jumbo residential mortgage loans and conforming residential mortgage loans, primarily in Southern California. Mortgage loans are primarily originated through branch and retail referrals, employee referrals, internet/web leads and direct marketing. Additionally, loans are purchased through bulk acquisitions. Mortgage Lending includes product specialists, internal sales support and origination processing, structuring and closing. Retail banking is the primary deposit gathering business of the Bank and operates through retail branches and an online direct channel. We offer a broad range of deposit and lending products to meet the needs of our clients (both individuals and small businesses), including checking, savings, certificates of deposit, residential mortgage loans, and investment advisory services. We operate a network of 70 retail branches in Southern California. We also offer banking services to high net worth individuals. Additionally, the division offers a full suite of deposit and payment solutions to middle market companies and small businesses.

The division also originates qualified Small Business Administration (“SBA”) 504 loans (generally, the financing provides growing small businesses with long-term, fixed-rate financing for major fixed assets, such as land and building) and 7(a) (generally, for purchase/refinance of owner occupied commercial real estate, working capital, acquisition of inventory, machinery, equipment, furniture, and fixtures, the refinance of outstanding debt subject to any program guidelines, and acquisition of businesses, including partnership buyouts).

LCM includes portfolios of single family residential mortgages and reverse mortgages, certain of which are covered by loss sharing agreements with the FDIC. Certain Covered Loans in this segment were previously acquired by OneWest Bank in connection with the lndyMac, First Federal and La Jolla transactions. The FDIC indemnified OneWest Bank against certain future losses sustained on these loans. CIT may now be reimbursed for losses under the terms of the loss sharing agreements with the FDIC. Eligible losses are submitted to the FDIC for reimbursement when a qualifying loss event occurs (e.g., due to foreclosure, short-sale, charge-offs or a restructuring of a single family residential mortgage loan pursuant to an agreed upon loan modification framework). Reimbursements approved by the FDIC are usually received within 60 days of submission.

See Note 1 — Business and Summary of Significant Accounting Policies and Note 5 — Indemnification Assets in Item 1. Consolidated Financial Statements for accounting and detailed discussions.

Consumer and Community Banking: Financial Data and Metrics (dollars in millions)

	Quarters Ended
Earnings Summary	March 31, 2016	December 31, 2015
Interest income	$103.2	$109.5
Interest expense	(8.9)	(13.2)
Net finance revenue (NFR)	94.3	96.3
Provision for credit losses	(3.1)	(3.6)
Other income	8.1	5.3
Operating expenses	(82.2)	(84.7)
Income before provision for income taxes	$17.1	$13.3
Select Period End Balance
Financing and leasing assets	$7,235.3	$7,245.5
Earning assets	7,771.5	7,809.2
Select Average Balances
Average finance receivables (AFR)	$7,160.4	$7,204.8
Average earning assets (AEA)	7,757.8	7,845.9
Statistical Data
Net efficiency ratio	75.8%	78.8%
Pretax return on AEA	0.88%	0.68%
New business volume	$214.5	$220.3
Select Divisional Data
Net finance revenue:
Other consumer banking	$34.0	$28.4
LCM	60.3	67.9
Segment total	$94.3	$96.3
Net finance margin – NFR as a % of AEA
Other consumer banking	7.00%	6.17%
LCM	4.15%	4.52%
Segment total	4.86%	4.91%

86   CIT GROUP INC

Consumer and Community Banking pre-tax earnings increased from the prior quarter primarily due to an increase in other income resulting from gain on REO properties and lower legal expenses.

Financing and leasing assets were essentially flat with December 31, 2015, as new originations and extensions on existing loans offset the run-off in LCM. LCM includes SFR mortgage loans, totaling $4.5 billion at March 31, 2016, and reverse mortgage loans totaling $0.9 billion. In aggregate, these portfolios total $5.4 billion, approximately $4.8 billion of which are mostly covered by loss share agreements with the FDIC, the benefit of which is recorded as indemnification assets whose current carrying value is $390 million at March 31, 2016.

Highlights included:

■	NFR was relatively unchanged and benefited from $30 million and $34 million of PAA accretion in the current and prior quarter.

■	Other income included gains of $2 million in the current quarter, compared to losses of $2 million in the prior quarter, all related to OREO properties. Fee revenue was about $2 million and miscellaneous revenues were $4 million in the current quarter.

■	Non-accrual loans were $7 million (0.10% of finance receivables) at March 31, 2016, slightly up from $5 million (0.07%) at December 31, 2015, which related to SFR loans and there was an insignificant amount of net recoveries, compared to net recoveries of about $1 million in the prior quarter. The provision reflects reserves established on new business, in addition to slight credit deterioration in the LCM portfolio.

■	Operating expenses are reflective of the inclusion of branch operation costs, which also causes the net efficiency ratio to be higher than other segments.

Non-Strategic Portfolios (NSP)

NSP consists of businesses and portfolios that we no longer consider strategic. The 2016 results reflect activity from portfolios in Canada and China, as well as from the sale of a U.K portfolio, which was sold in January 2016. These portfolios include equipment financing, secured lending and leasing and advisory services to small and middle-market businesses. The prior periods also include activity from other international businesses and portfolios, such as portfolios in Mexico and Brazil, that were sold in August and December 2015, respectively, and the U.K.

Non-Strategic Portfolios: Financial Data and Metrics (dollars in millions)

	Quarters Ended
Earnings Summary	March 31, 2016	December 31, 2015	March 31, 2015
Interest income	$25.0	$39.6	$52.8
Rental income on operating leases	3.8	6.9	10.8
Finance revenue	28.8	46.5	63.6
Interest expense	(14.5)	(22.0)	(38.0)
Depreciation on operating lease equipment	–	–	(3.6)
Net finance revenue (NFR)	14.3	24.5	22.0
Provision for credit losses	–	–	(3.8)
Other income	14.5	(54.4)	(6.2)
Operating expenses	(12.2)	(26.2)	(37.0)
Income (loss) before provision for income taxes	$16.6	$(56.1)	$(25.0)
Select Period End Balance
Financing and leasing assets	$1,176.2	$1,577.5	$2,175.6
Earning assets	1,411.6	1,850.7	2,563.8
Select Average Balances
Average finance receivables (AFR)	$–	$–	$1,457.6
Average earning assets (AEA)	1,516.8	1,953.8	2,718.4
Statistical Data
Net finance margin – NFR as a % of AEA	3.77%	5.02%	3.24%
Pretax return on AEA	4.38%	(11.49)%	(3.68)%
New business volume	$44.3	$167.0	$201.4

NSP pre-tax income was driven by the sale of the U.K. business in the current quarter, partially offset by an impairment on AHFS. The prior-year pre-tax loss was driven by the higher level of operating expenses reflective of the remaining businesses at that time. The pre-tax loss in the prior quarter reflected the completion of the sale of our Brazil business and a resulting loss, mainly due to the recognition of a $51 million CTA loss.

Financing and leasing assets at March 31, 2016, included portfolios in Canada and China, for which we are actively pursuing sales, and are therefore included in AHFS. The reduction from December 31, 2015 reflected the sale of the U.K. business on January 1, 2016.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   87

Highlights included:

■	Net finance revenue (“NFR”) was down, driven by lower earning assets.

■	Other income increased from the prior quarters, reflecting:

■	A gain of $24 million from the sale of the U.K. business for the quarter ended March 31, 2016. The prior quarter included a loss on sale of the Brazil portfolio, mainly due to the recognition of $51 million of CTA losses.

■	Impairment charges recorded on international equipment finance portfolios and operating lease equipment held for sale. Impairment charges were $18 million, $9 million and $12 million for the current, prior-year and prior quarters, respectively. See “Non-interest Income” and “Expenses” for discussions on impairment charges and suspended depreciation on operating lease equipment held for sale.

■	The remaining balance mostly includes fee revenue, recoveries of loans charged off pre-emergence and loans charged off prior to transfer to held for sale and other revenues.

■	Operating expenses were down, primarily reflecting lower cost due to sales of businesses.

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

Corporate and Other: Financial Data and Metrics (dollars in millions)

	Quarters Ended
Earnings Summary	March 31, 2016	December 31, 2015	March 31, 2015
Interest income	$27.4	$26.0	$4.2
Interest expense	(41.3)	(40.0)	(17.9)
Net finance revenue (NFR)	(13.9)	(14.0)	(13.7)
Provision for credit losses
Other income	4.0	(14.2)	(6.4)
Operating expenses	(36.6)	(52.9)	(6.1)
Loss before provision for income taxes	$(46.5)	$(81.1)	$(26.2)
Select Average Balances
Average earning assets (AEA)	$8,585.3	$8,613.5	$5,885.4

■	Interest income consists of interest and dividend income, primarily from investment securities and deposits held at other depository institutions. The increase from the prior-year quarter reflects additional income from the OneWest Bank acquisition and the associated investment portfolio.

■	Interest expense is allocated to the segments. Interest expense held in Corporate represents amounts in excess of these allocations and amounts related to excess liquidity.

■	Other income primarily reflects gains and (losses) on derivatives, including the GSI facilities and foreign currency exchange. The GSI derivative had a positive mark-to-market of $18 million in the quarter, compared to a negative mark-to-market adjustment of $1 million in the prior-year quarter and a benefit of $1 million in the prior quarter. The prior-year and prior quarter other income also reflected higher losses on foreign currency exchange.

■	Operating expenses reflects salary and general and administrative expenses in excess of amounts allocated to the business segments. Operating expenses were higher in the current and prior quarter compared to the prior-year quarter reflecting added costs related to the OneWest Bank acquisition. Operating expenses also included $20 million, a benefit of $1 million and $53 million related to provision for severance and facilities exiting activities during the current quarter, prior-year quarter and prior quarter, respectively.

88   CIT GROUP INC

FINANCING AND LEASING ASSETS

The following table presents our financing and leasing assets by segment.

Financing and Leasing Asset Composition (dollars in millions)

	March 31, 2016	December 31, 2015
Commercial Banking
Loans	$21,437.2	$20,929.2
Operating lease equipment, net	292.6	259.0
Assets held for sale	229.7	414.9
Financing and leasing assets	21,959.5	21,603.1
Commercial Finance
Loans	9,329.4	9,118.6
Assets held for sale	203.4	313.6
Financing and leasing assets	9,532.8	9,432.2
Real Estate Finance
Loans	5,348.5	5,300.6
Assets held for sale	14.4	57.0
Financing and leasing assets	5,362.9	5,357.6
Business Capital
Loans	6,759.3	6,510.0
Operating lease equipment, net	292.6	259.0
Assets held for sale	11.9	44.3
Financing and leasing assets	7,063.8	6,813.3
Transportation Finance
Loans	2,786.7	3,542.1
Operating lease equipment, net	16,373.1	16,358.0
Assets held for sale	754.7	54.9
Financing and leasing assets	19,914.5	19,955.0
Aerospace
Loans	1,031.9	1,762.3
Operating lease equipment, net	9,594.3	9,765.2
Assets held for sale	723.8	34.7
Financing and leasing assets	11,350.0	11,562.2
Rail
Loans	118.1	120.9
Operating lease equipment, net	6,778.8	6,592.8
Assets held for sale	0.4	0.7
Financing and leasing assets	6,897.3	6,714.4
Maritime Finance
Loans	1,636.7	1,658.9
Assets held for sale	30.5	19.5
Financing and leasing assets	1,667.2	1,678.4
Consumer and Community Banking
Loans	7,184.7	7,200.4
Assets held for sale	50.6	45.1
Financing and leasing assets	7,235.3	7,245.5
Other Consumer Banking
Loans	1,879.5	1,770.0
Assets held for sale	2.6	3.9
Financing and leasing assets	1,882.1	1,773.9
Legacy Consumer Mortgages
Loans	5,305.2	5,430.4
Assets held for sale	48.0	41.2
Financing and leasing assets	5,353.2	5,471.6
Non-Strategic Portfolios
Assets held for sale	1,176.2	1,577.5
Financing and leasing assets	1,176.2	1,577.5
Total financing and leasing assets	$50,285.5	$50,381.1

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   89

Financing and leasing assets were down slightly from December 31, 2015, as the run-off of LCM and NSP loan portfolios, including the sale of the U.K. equipment finance business, offset overall growth in the remaining portfolios.

Each of the divisions within Commercial Banking reflected growth in the quarter, led by higher factoring receivables in Business Capital. Transportation Finance was down slightly on lower order book deliveries in Aerospace. During the quarter we added rail assets, and mostly funded only outstanding commitments in Maritime Finance. In addition, we transferred a portfolio of international business aircraft of approximately $0.6 billion to assets held for sale.

Consumer and Community Banking loans were essentially flat as run-off in LCM, which includes SFR and reverse mortgage portfolios, offset purchases and originations in other consumer lending.

The decline in NSP primarily reflected the sale of the U.K. equipment finance business.

Financing and leasing asset trends are also discussed in the respective segment descriptions in “Results by Business Segment”.

The following table presents the changes to our financing and leasing assets:

Financing and Leasing Assets Rollforward (dollars in millions)

	Commercial Banking	Transportation Finance	Consumer and Community Banking	Non- Strategic Portfolios	Total
Balance at December 31, 2015	$21,603.1	$19,955.0	$7,245.5	$1,577.5	$50,381.1
New business volume	1,581.4	245.9	214.5	44.3	2,086.1
Portfolio purchases	–	64.1	–	–	64.1
Loan and portfolio sales	(83.4)	–	(10.6)	(20.1)	(114.1)
Equipment sales	(46.3)	(38.4)	–	(10.5)	(95.2)
Depreciation	(20.0)	(155.3)	–	–	(175.3)
Gross charge-offs	(35.8)	(19.6)	(0.7)	–	(56.1)
Collections and other	(1,039.5)	(137.2)	(213.4)	(415.0)	(1,805.1)
Balance at March 31, 2016	$21,959.5	$19,914.5	$7,235.3	$1,176.2	$50,285.5

New business volume in 2016 was up compared to the prior-year quarter as the additional activity from the OneWest Bank acquisition offset the decline in Transportation Finance, and run-off business in NSP. Each of the segments recorded lower volume compared with the prior quarter, with the largest decline in Transportation Finance, reflective of fewer scheduled aerospace order book deliveries.

	Quarters Ended
	March 31, 2016	December 31, 2015	March 31, 2015
Commercial Banking	$1,581.4	$2,164.7	$1,296.2
Transportation Finance	245.9	1,619.5	419.5
Consumer and Community Banking	214.5	220.3	–
Non-Strategic Portfolios	44.3	167.0	201.4
Total	$2,086.1	$4,171.5	$1,917.1

Loan and portfolio sales activity has been limited, with the exception of the prior quarter sales in Commercial Banking as we rebalanced assets post the OneWest Bank acquisition.

	Quarters Ended
	March 31, 2016	December 31, 2015	March 31, 2015
Commercial Banking	$83.4	$576.6	$56.5
Transportation Finance	–	19.7	23.4
Consumer and Community Banking	10.6	13.7	–
Non-Strategic Portfolios	20.1	74.6	14.6
Total	$114.1	$684.6	$94.5

90   CIT GROUP INC

Equipment sales in Transportation Finance consisted of aerospace and rail assets in conjunction with its portfolio management activities. The prior-year quarter also reflect aircraft sales to the TC-CIT Aviation joint venture.

	Quarters Ended
	March 31, 2016	December 31, 2015	March 31, 2015
Commercial Banking	$46.3	$54.4	$36.9
Transportation Finance	38.4	76.0	369.2
Non-Strategic Portfolios	10.5	42.5	31.4
Total	$95.2	$172.9	$437.5

Portfolio activities are discussed in the respective segment descriptions in “Results by Business Segment”.

CONCENTRATIONS

Geographic Concentrations

The following table represents CIT’s combined commercial and consumer financing and leasing assets by geographical regions:

Total Financing and Leasing Assets by Geographic Region (dollars in millions)

	March 31, 2016		December 31, 2015
West	$12,293.2	24.5%	$12,208.3	24.2%
Northeast	9,432.4	18.8%	9,383.2	18.6%
Southwest	4,872.2	9.7%	4,785.5	9.5%
Southeast	4,775.5	9.5%	4,672.3	9.3%
Midwest	4,546.8	9.0%	4,446.3	8.8%
Total U.S.	35,920.1	71.5%	35,495.6	70.4%
Asia / Pacific	5,085.5	10.1%	5,312.0	10.6%
Europe	2,828.3	5.6%	3,283.3	6.5%
Canada	2,589.0	5.1%	2,612.6	5.2%
Latin America	1,493.1	3.0%	1,508.3	3.0%
All other countries	2,369.5	4.7%	2,169.3	4.3%
Total	$50,285.5	100.0%	$50,381.1	100.0%

Ten Largest Accounts

Our ten largest financing and leasing asset accounts, the vast majority of which are lessors of air and rail assets, in the aggregate represented 7.8% of our total financing and leasing assets at March 31, 2016 (the largest account was less than 2.0%). The ten largest financing and leasing asset accounts were 8.1% of total financing and leasing assets at December 31, 2015.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   91

COMMERCIAL CONCENTRATIONS

Geographic Concentrations

The following table represents the commercial financing and leasing assets by obligor geography:

Commercial Financing and Leasing Assets by Obligor — Geographic Region (dollars in millions)

	March 31, 2016		December 31, 2015
Northeast	$8,250.5	19.0%	$8,169.4	18.8%
West	7,462.6	17.2%	7,454.2	17.1%
Southwest	4,770.9	11.0%	4,669.1	10.7%
Midwest	4,307.4	9.9%	4,193.5	9.7%
Southeast	4,220.2	9.7%	4,117.4	9.5%
Total U.S.	29,011.6	66.8%	28,603.6	65.8%
Asia / Pacific	5,085.5	11.7%	5,311.2	12.2%
Europe	2,828.3	6.5%	3,278.5	7.5%
Canada	2,589.0	6.0%	2,604.3	6.0%
Latin America	1,493.1	3.5%	1,507.9	3.5%
All other countries	2,369.5	5.5%	2,167.1	5.0%
Total	$43,377.0	100.0%	$43,472.6	100.0%

The following table summarizes both state concentrations greater than 5.0% and international country concentrations in excess of 1.0% of our financing and leasing assets:

Commercial Financing and Leasing Assets by Obligor — State and Country (dollars in millions)

	March 31, 2016		December 31, 2015
State
California	$5,362.5	12.4%	$5,309.2	12.2%
Texas	4,079.7	9.4%	3,989.9	9.2%
New York	2,936.3	6.8%	2,870.7	6.6%
All other states	16,633.1	38.2%	16,433.8	37.8%
Total U.S.	$29,011.6	66.8%	$28,603.6	65.8%
Country
Canada	$2,589.0	6.0%	$2,604.3	6.0%
China	915.9	2.1%	982.6	2.3%
Australia	780.8	1.8%	842.9	1.9%
Marshall Islands	738.3	1.7%	882.0	2.0%
Mexico	698.4	1.6%	676.0	1.6%
U.K.	562.5	1.3%	949.8	2.2%
Spain	556.6	1.3%	560.1	1.3%
Philippines	480.6	1.1%	485.7	1.1%
All other countries	7,043.3	16.3%	6,885.6	15.8%
Total International	$14,365.4	33.2%	$14,869.0	34.2%

92   CIT GROUP INC

Industry Concentrations

The following table represents financing and leasing assets by industry of obligor:

Commercial Financing and Leasing Assets by Obligor — Industry (dollars in millions)

	March 31, 2016		December 31, 2015
Commercial airlines (including regional airlines)(1)	$10,613.3	24.5%	$10,728.3	24.7%
Manufacturing(2)	4,958.7	11.4%	4,951.3	11.4%
Real Estate	4,888.8	11.3%	4,895.4	11.3%
Transportation(3)	4,661.3	10.7%	4,586.5	10.5%
Service industries	3,361.3	7.8%	3,441.2	7.9%
Retail(4)	2,451.0	5.7%	2,513.4	5.8%
Energy and utilities	2,305.1	5.3%	2,091.5	4.8%
Wholesale	2,244.3	5.2%	2,310.5	5.3%
Oil and gas extraction / services	1,841.3	4.2%	1,871.0	4.3%
Healthcare	1,438.1	3.3%	1,223.4	2.8%
Finance and insurance	1,183.8	2.7%	1,128.2	2.6%
Other (no industry greater than 2%)	3,430.0	7.9%	3,731.9	8.6%
Total	$43,377.0	100.0%	$43,472.6	100.0%

(1)	Includes the Commercial Aerospace Portfolio and additional financing and leasing assets that are not commercial aircraft.

(2)	At March 31, 2016, manufacturers of chemicals, including pharmaceuticals (2.6%), petroleum and coal, including refining (1.7%) and food (1.1%).

(3)	At March 31, 2016, includes maritime (4.2%), rail (4.2%) and trucking and shipping (1.2%).

(4)	At March 31, 2016 includes retailers of general merchandise (2.0%).

Energy — Oil and Gas

CIT’s direct lending to oil and gas extraction and services was down slightly from December 31, 2015 to approximately $0.9 billion and comprises about 3% of total loans. In addition, we have approximately $2.3 billion of railcars leased directly to railroads and other diversified shippers in support of the transportation and production of crude oil. We discuss our loan portfolio exposure to certain energy sectors in Credit Metrics and our rail operating lease portfolio below.

Operating Lease Equipment — Rail

Transportation Finance global Rail business has a fleet of approximately 130,000 railcars and locomotives, including approximately 35,000 tank cars. The North American fleet has approximately 23,000 tank cars used in the transport of crude oil, ethanol and other flammable liquids (collectively, “Flammable Liquids”). Of the 23,000 tank cars, approximately 15,000 tank cars are leased directly to railroads and other diversified shippers for the transportation of crude by rail. The North America fleet also contains approximately 10,000 sand cars (covered hoppers) leased to customers to support crude oil and natural gas production.

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

On December 4, 2015, President Obama signed into law the Fixing America’s Surface Transportation Act (“FAST Act”), which, among other things, modified certain aspects of the Final U.S. Rules for transportation of flammable liquids. The FAST Act requires certain new tank cars to be equipped with ”thermal blankets“, mandates all legacy DOT-111 tank cars in flammable liquids service, not only those used in an HHFT, to be upgraded to the new retrofit standard, and sets minimum requirements for the protection of certain valves. Further, it requires reporting on the industry-wide progress and capacity to modify DOT-111 tank cars. Finally, the FAST Act requires an independent evaluation to investigate braking technology requirements for the movement of trains carrying certain hazardous materials, and it requires the Secretary of Transportation to determine whether electronically-controlled pneumatic (“ECP”) braking system requirements, as imposed by the Final U.S. Rules, are justified. The FAST Act provides clarity on retrofit requirements but will not have a material impact on our original plans to retrofit our fleet.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   93

As noted above, CIT has approximately 23,000 tank cars in its North American fleet used in the transport of Flammable Liquids, of which less than half were manufactured prior to the adoption of the CPC-1232 standard. Based on our analysis of the Final U.S. Rules, as modified by the FAST Act, less than 500 cars in our current tank car fleet require retrofitting by March 2018. Approximately 80% of the cars in our flammable tank car fleet have a deadline of 2023 or later for modification, although we may decide to retrofit them sooner. Current tank cars on order are being configured to meet the Final U.S. Rules, as modified by the FAST Act, except for the installation of ECP braking systems. CIT is currently evaluating how the Final U.S. Rules, as modified by the FAST Act will impact its business and customers. We continue to believe that we will retrofit most, if not all of our impacted cars, depending on future industry and market conditions, and we will amortize the cost over the remaining asset life of the cars.

Operating Lease Equipment — Aerospace

Commercial Aerospace

The following tables present detail on our commercial and regional aerospace portfolio (“Commercial Aerospace”). The net investment in regional aerospace financing and leasing assets was $35.5 million and $43.0 at March 31, 2016 and December 31, 2015, respectively, and was substantially comprised of loans and capital leases.

The information presented below by region, manufacturer, and body type, is based on our operating lease aircraft portfolio, which comprises 91% of our total commercial aerospace portfolio and substantially all of our owned fleet of leased aircraft at March 31 2016.

Commercial Aerospace Portfolio (dollars in millions)

	March 31, 2016		December 31, 2015
	Net Investment	Number	Net Investment	Number
By Product:
Operating lease(1)	$9,675.4	283	$9,772.2	284
Loan	621.2	52	664.5	57
Capital lease	317.3	21	320.4	21
Total	$10,613.9	356	$10,757.1	362

Commercial Aerospace Operating Lease Portfolio (dollars in millions)(1)

	March 31, 2016		December 31, 2015
	Net Investment	Number	Net Investment	Number
By Region:
Asia / Pacific	$3,721.9	90	$3,704.2	88
U.S. and Canada	2,086.6	65	2,091.0	65
Europe	2,079.7	76	2,195.4	80
Latin America	1,151.2	38	1,152.6	38
Africa / Middle East	636.0	14	629.0	13
Total	$9,675.4	283	$9,772.2	284
By Manufacturer:
Airbus	$6,137.9	159	$6,232.3	161
Boeing	2,941.8	102	2,929.6	101
Embraer	545.8	21	552.7	21
Other	49.9	1	57.6	1
Total	$9,675.4	283	$9,772.2	284
By Body Type (2):
Narrow body	$6,158.3	230	$6,211.4	230
Intermediate	3,466.2	51	3,502.2	52
Regional and other	50.9	2	58.6	2
Total	$9,675.4	283	$9,772.2	284
Number of customers		98		95
Weighted average age of fleet (years)		6		5

(1)	Includes operating lease equipment held for sale.

(2)	Narrow body are single aisle design and consist primarily of Boeing 737 and 757 series, Airbus A320 series, and Embraer E170 and E190 aircraft. Intermediate body are smaller twin aisle design and consist primarily of Boeing 767 series and Airbus A330 series aircraft. Regional and Other includes aircraft and related equipment, such as engines.

94   CIT GROUP INC

Our top five commercial aerospace outstanding exposures totaled $2,663.4 million and $2,745.4 million at March 31, 2016 and December 31, 2015, respectively. The largest individual outstanding exposure totaled $896.9 million and $907.6 million at March 31, 2016 and December 31, 2015, respectively, which was to a U.S. carrier. See Note 14 — Commitments in Item 1. Consolidated Financial Statements for additional information regarding commitments to purchase additional aircraft.

CONSUMER CONCENTRATIONS

The following table presents our total outstanding consumer financing and leasing assets, including PCI loans. The consumer PCI loans are included in the total outstanding and displayed separately, net of purchase accounting adjustments. PCI loans are discussed in more detail in Note 3 — Loans in Item 1. Consolidated Financial Statements.

Consumer Financing and Leasing Assets (dollars in millions)

	March 31, 2016		December 31, 2015
	Net Investment	% of Total	Net Investment	% of Total
Single family residential	$5,680.5	82.2%	$5,657.6	81.9%
Reverse mortgage	924.4	13.4%	917.4	13.3%
Home Equity Lines of Credit	281.5	4.1%	325.7	4.7%
Other consumer	22.1	0.3%	7.8	0.1%
Total loans	$6,908.5	100.0%	$6,908.5	100.0%

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

See Note 3 — Loans in Item 1. Consolidated Financial Statements for information on LTV ratios.

Loan concentrations may exist when borrowers could be similarly impacted by economic or other conditions. The following table summarizes the carrying value of consumer financing and leasing assets, with concentrations in the top five states based upon property address by geographical regions.

Consumer Financing and Leasing Assets Geographic Concentrations (dollars in millions)

	March 31, 2016		December 31, 2015
	Net Investment	% of Total	Net Investment	% of Total
California	$4,301.3	62.3%	$4,236.5	61.3%
New York	554.3	8.0%	560.5	8.1%
Florida	312.7	4.5%	306.7	4.5%
New Jersey	168.2	2.4%	177.8	2.6%
Maryland	146.7	2.1%	154.4	2.2%
Other States and Territories (1)	1,425.3	20.7%	1,472.6	21.3%
	$6,908.5	100.0%	$6,908.5	100.0%

(1)	No state or territory has total net investment in excess of 2%.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   95

OTHER ASSETS AND LIABILITIES

The following table presents the components of other assets.

Other Assets (dollars in millions)

	March 31, 2016	December 31, 2015
Current and deferred federal and state tax assets	$1,197.4	$1,252.5
Deposits on commercial aerospace equipment	774.3	696.0
Tax credit investments and investments in unconsolidated subsidiaries	237.9	223.9
Property, furniture and fixtures	192.1	197.2
Other counterparty receivables	179.6	59.0
Tax receivables, other than income taxes	105.7	98.2
OREO and repossessed assets	105.4	127.3
Fair value of derivative financial instruments	97.4	140.7
Other (1) (2)	487.7	502.8
Total other assets	$3,377.5	$3,297.6

(1)	Other includes executive retirement plan and deferred compensation, prepaid expenses, accrued interest and dividends and other miscellaneous assets.

(2)	Other also includes servicing advances. In connection with the OneWest Transaction, the Company acquired the servicing obligations for residential mortgage loans. As of March 31, 2016, the loans serviced for others total $17.1 billion for reverse mortgage loans and $78.3 million for single family residential mortgage loans.

The following table presents components of other liabilities:

Other Liabilities (dollars in millions)

	March 31, 2016	December 31, 2015
Equipment maintenance reserves	$1,042.2	$1,012.4
Accrued expenses	394.7	499.8
Current taxes payable and deferred taxes	354.5	363.1
Fair value of derivative financial instruments	196.5	103.0
Security and other deposits	179.9	263.0
Accounts payable	168.9	128.3
Accrued interest payable	161.0	209.6
Valuation adjustment relating to aerospace commitments	73.1	73.1
Other (1)	449.4	506.4
Total other liabilities	$3,020.2	$3,158.7

(1)	Other consists of liabilities for taxes other than income, contingent liabilities and other miscellaneous liabilities.

RISK MANAGEMENT

CIT is subject to a variety of risks that may arise through the Company’s business activities, including the following principal forms of risk:

■	Strategic risk is the risk of the impact on earnings or capital arising from adverse strategic business decisions, improper implementation of strategic decisions, or lack of responsiveness to changes in the industry, including changes in the financial services industry as well as fundamental changes in the businesses in which our customers and our firm engages.

■	Credit risk is the risk of loss (including the incurrence of additional expenses) when a borrower does not meet its financial obligations to the Company. Credit risk may arise from lending, leasing, and/or counterparty activities.

■	Asset risk is the equipment valuation and residual risk of lease equipment owned by the Company that arises from fluctuations in the supply and demand for the underlying leased equipment. The Company is exposed to the risk that, at the end of the lease term, the value of the asset will be lower than expected, resulting in either reduced future lease income over the remaining life of the asset or a lower sale value.

■	Market risk includes interest rate and foreign currency risk. Interest rate risk is the risk that fluctuations in interest rates will have an impact on the Company’s net finance revenue and on the market value of the Company’s assets, liabilities and derivatives. Foreign exchange risk is the risk that fluctuations in exchange rates between currencies can have an economic impact on the Company’s non-dollar denominated assets and liabilities.

96   CIT GROUP INC

■	Liquidity risk is the risk that the Company has an inability to maintain adequate cash resources and funding capacity to meet its obligations, including under stress scenarios.

■	Operational risk is the risk of financial loss, damage to the Company’s reputation, or other adverse impacts resulting from inadequate or failed internal processes and systems, people or external events.

■	Information Technology Risk is the risk of financial loss, damage to the Company’s reputation or other adverse impacts resulting from unauthorized (malicious or accidental) disclosure, modification, or destruction of information, including cyber-crime, unintentional errors and omissions, IT disruptions due to natural or man-made disasters, or failure to exercise due care and diligence in the implementation and operation of an IT system.

■	Legal and Regulatory Risk is the risk that the Company is not in compliance with applicable laws and regulations, which may result in fines, regulatory criticism or business restrictions, or damage to the Company’s reputation.

■	Reputational Risk is the potential that negative publicity, whether true or not, will cause a decline in the value of the Company due to changes in the customer base, costly litigation, or other revenue reductions.

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

Our policies and procedures relating to Risk Management are detailed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Interest rate risk and sensitivity is influenced primarily by the composition of the balance sheet, driven by the type of products offered (fixed/floating rate loans and deposits), investments, funding and hedging activities. Our assets are primarily comprised of commercial loans, consumer loans, operating lease equipment, cash and investments. Our leasing products are level/fixed payment transactions, whereas the interest rate on the majority of our commercial loan portfolio is based on a floating rate index such as short-term Libor or Prime. Our consumer loan portfolio is based on both floating rate and level/fixed payment transactions. Our debt securities within the investment portfolio, securities purchased under agreements to resell and interest bearing deposits (cash) have generally short durations and reprice frequently. We use a variety of funding sources, including CDs, money market, savings and checking accounts, and secured and unsecured debt. With respect to liabilities, CDs and unsecured debt are fixed rate, secured debt is a mix of fixed and floating rate, and the rates on savings accounts vary based on the market environment and competition. The composition of our assets and liabilities generally results in a net asset-sensitive position at the shorter end of the yield curve, mostly related to moves in LIBOR, whereby our assets will reprice faster than our liabilities.

Deposits continued to grow as a percent of total funding. CIT Bank, N.A. sources deposits primarily through a retail branch network in Southern California, direct-to-consumer (via the internet) and brokered channels. The Bank also offers a full range of commercial products. At March 31, 2016, the Bank had over $32 billion in deposits. Certificates of deposit represented approximately $18.4 billion, 56% of the total, most of which were sourced through direct channels. The deposit rates we offer can be influenced by market conditions and competitive factors. Changes in interest rates can affect our pricing and potentially impact our ability to gather and retain deposits. Rates offered by competitors also can influence our rates and our ability to attract and hold deposits. In a rising rate environment, the Bank may need to increase rates to renew maturing deposits and attract new deposits. Rates on our savings account deposits may fluctuate due to pricing competition and may also move with short-term interest rates. In general, retail deposits represent a low-cost source of funds and are less sensitive to interest rate changes than many non-deposit funding sources up to ten years. We regularly stress test the effect of deposit rate changes on our margins and seek to achieve optimal alignment between assets and liabilities from an interest rate risk management perspective.

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

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   97

Change to NII Sensitivity and EVE

	March 31, 2016		December 31, 2015
	+100 bps	–100 bps	+100 bps	–100 bps
NII Sensitivity	3.8%	(2.0)%	3.5%	(2.1)%
EVE	0.6%	(0.1)%	0.5%	(0.5)%

As of March 31, 2016, we ran a range of scenarios, including a 200 bps parallel increase scenario, which resulted in an NII Sensitivity of 7.6% and an EVE of 1.2%, while a 200bps decline scenario was not run as the current low rate environment makes the scenario less relevant. Regarding the negative scenarios, we have an assumed rate floor.

As detailed in the above table, NII sensitivity is positive with respect to an increase in interest rates. This is primarily driven by our floating rate loan portfolio (including approximately $9.6 billion that are subject to floors), which reprice frequently, and cash and investment securities. On a net basis, we generally have more floating/repricing assets than liabilities in the near term. As a result, our current portfolio is more sensitive to moves in short-term interest rates in the near term. Therefore, our NFR may increase if short-term interest rates rise, or decrease if short-term interest rates decline. Market implied forward rates over the future twelve months are used to determine a base interest rate scenario for the net interest income projection for the base case. This base projection is compared with those calculated under varying interest rate scenarios such as a 100 basis point parallel rate shift to arrive at NII Sensitivity.

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

98   CIT GROUP INC

FUNDING AND LIQUIDITY

CIT actively manages and monitors its funding and liquidity sources against relevant limits and targets. These sources satisfy funding and other operating obligations, while also providing protection against unforeseen stress events including unanticipated funding obligations, such as customer line draws, or disruptions to our access to capital markets or other funding sources. Primary liquidity sources include cash, investment securities and credit facilities as discussed below.

Cash

Cash totaled $8.1 billion at March 31, 2016, down modestly from $8.3 billion at December 31, 2015. Cash at March 31, 2016 consisted of $1.0 billion related to the bank holding company and $5.9 billion at CIT Bank, N.A. (excluding $0.1 billion of restricted cash), with the remainder comprised of cash at operating subsidiaries and other restricted balances of approximately $1.2 billion.

Investment Securities

Investment Securities (dollars in millions)

	March 31, 2016	December 31, 2015
Available-for-sale securities
Debt securities	$1,983.3	$2,007.8
Equity securities	14.5	14.3
Held-to-maturity securities
Debt securities	291.1	300.1
Investment securities carried at fair value with changes recorded in net income
Debt securities	323.0	339.7
Non-marketable equity investments and other	284.9	291.9
Total investment securities	$2,896.8	$2,953.8

The debt securities AFS are mostly mortgage-backed securities. The non-marketable equity investments mostly represent FHLB and FRB stock. As part of our 2016 business strategy, we plan to redeploy cash at the Bank into investments in higher-yielding, high quality liquid assets.

Interest and dividend income totaled $31 million, $9 million and $30 million for the quarters ended March 31, 2016 and 2015, and December 31, 2015, respectively, with the current and prior quarters reflecting the acquired mortgage-backed security portfolio from OneWest Bank. Interest and dividend income are a component of NFR. See Net Finance Revenue. See also Non-interest Income for discussion on investments sales activity.

Credit Facilities

■	A multi-year committed revolving credit facility with a total commitment of $1.5 billion, of which $1.4 billion was unused at March 31, 2016; and

■	Committed securitization facilities and secured bank lines totaled $4.0 billion, of which $2.4 billion was unused at March 31, 2016, provided that eligible assets are available that can be funded through these facilities.

Asset liquidity is further enhanced by our ability to sell or syndicate portfolio assets in secondary markets, which also enables us to manage credit exposure, and to pledge assets to access secured borrowing facilities through the FHLB and FRB.

Funding Sources

Funding sources include deposits and borrowings. As we execute on our strategic initiatives, we plan to continue to increase the proportion of deposits in our funding mix. The following table reflects our funding mix:

Funding Mix

	March 31, 2016	December 31, 2015
Deposits	65%	64%
Unsecured	21%	21%
Secured Borrowings:
Structured financings	8%	9%
FHLB Advances	6%	6%

The percentage of funding for each period excludes the debt related to discontinued operations.

The following sections on deposits and borrowings provide further detail on the acquired amounts and the effect on existing balances.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   99

Deposits

The following table details our ending deposit balances by type:

Deposits (dollars in millions)

	March 31, 2016		December 31, 2015
	Total	Percent of Total	Total	Percent of Total
Checking and Savings:
Non-interest bearing checking	$948.0	2.9%	$866.2	2.6%
Interest bearing checking	3,034.0	9.2%	3,123.7	9.5%
Money market	5,572.0	16.9%	5,560.5	17.0%
Savings	4,751.9	14.4%	4,840.5	14.8%
Certificates of Deposits	18,423.6	56.0%	18,201.9	55.5%
Other	163.2	0.6%	189.4	0.6%
Total	$32,892.7	100.0%	$32,782.2	100.0%

CIT Bank, N.A. offers a full suite of deposit offerings to its customers, and since the acquisition, now has a network of 70 branches in Southern California to serve its customers. Deposit growth is a key area of focus for CIT as it offers lower funding costs compared to other sources. The weighted average coupon rate of total deposits was 1.26% at March 31, 2016, unchanged from December 31, 2015. At March 31, 2016, our CDs had a weighted average remaining life of approximately 2.3 years, down slightly from 2.4 years at December 31, 2015. See Net Finance Revenue section for further discussion on average balances and rates.

Borrowings

Borrowings consist of senior unsecured notes and secured borrowings (structured financings and FHLB advances), all of which totaled $18.0 billion at March 31, 2016, down from $18.4 billion at December 31, 2015, mostly reflecting declines in structured financings due to repayments. The weighted average coupon rate of borrowings at March 31, 2016 was 3.95%, up slightly from 3.91% at December 31, 2015, as the secured borrowings that were repaid were at low rates.

In conjunction with pursuing strategic alternatives for our Commercial Air business, we are evaluating both a spin-off to shareholders as a separate public entity and a sale as alternatives. It is very likely that either alternative will result in repayment and/or restructuring of some of our funding facilities, both secured and unsecured debt, including the Total Return Swap (“TRS”), which could result in significant debt-related costs. The TRS Facilities allow for termination by CIT for all or a portion thereof upon 10 days notification to GSI. Such termination requires payment of a present value of the remaining facility fee related to the portion terminated that would be due under the terms of the agreement.

Unsecured

Revolving Credit Facility

There were no borrowings outstanding under the Revolving Credit Facility at March 31, 2016 and the amount available to draw upon was approximately $1.4 billion, with the remaining amount of approximately $0.1 billion utilized for issuance of letters of credit.

On February 17, 2016 the Revolving Credit Facility was amended to extend the maturity date of the commitments to January 26, 2018, reduce the required minimum guarantor coverage from 1.50:1.0 to 1.375:1.0, and to include Fitch Ratings as a designated Rating Agency within the facilities terms and conditions.

The Revolving Credit Facility has a $1.5 billion total commitment that consists of a $1.15 billion revolving loan tranche and a $350 million revolving loan tranche that can also be utilized for issuance of letters of credit. The applicable margin charged under the facility is based on our debt ratings. Currently, the applicable margin is 2.25% for LIBOR Rate loans and 1.25% for Base Rate loans. Improvement in CIT’s long-term senior unsecured debt ratings to Ba2 by Moody’s would result in a reduction in the applicable margin to 2.00% for LIBOR Rate loans and to 1.00% for Base Rate loans. A downgrade in CIT’s long-term senior unsecured debt ratings to B+ by S&P or Fitch would result in an increase in the applicable margin for LIBOR Rate and Base Rate loans. In the event of a one notch downgrade by only one of the agencies, no change to the margin charged under the facility would occur.

The Revolving Credit Facility is unsecured and is guaranteed by nine of the Company’s domestic operating subsidiaries. The facility contains a covenant requiring a minimum guarantor asset coverage ratio and the criteria for calculating the ratio. The covenant minimum guarantor asset coverage ratio ranges from 1.0:1.0 to 1.50:1.0 depending on the Company’s long-term senior unsecured debt rating. The requirement at March 31, 2016 was 1.375:1.0. As of March 31, 2016, the last reported asset coverage ratio was 2.77x.

See Note 8 — Borrowings in Item 1. Consolidated Financial Statements for further detail.

100   CIT GROUP INC

Senior Unsecured Borrowings

At March 31, 2016, unsecured borrowings outstanding totaled $10.6 billion, essentially unchanged from December 31, 2015. The weighted average coupon rate of unsecured borrowings at March 31, 2016 was 5.03%, also unchanged from December 31, 2015. As detailed in “Contractual Commitments and Payments” below, there are no scheduled maturities in 2016. See Note 8 — Borrowings in Item 1. Consolidated Financial Statements for further detail on maturities.

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

FHLB Advances

FHLB advances have become a larger source of funding as a result of the OneWest Transaction. CIT Bank, N.A. is a member of the FHLB of San Francisco and may borrow under a line of credit that is secured by collateral pledged to the San Francisco FHLB. The Bank makes decisions regarding utilization of advances based upon a number of factors including liquidity needs, capital constraints, cost of funds and alternative sources of funding. CIT Bank, N.A. had $3.1 billion outstanding under the line and $6.6 billion of assets were pledged as collateral at March 31, 2016, essentially unchanged from December 31, 2015.

FHLB Advances and pledged assets are also discussed in Note 8 — Borrowings in Item 1. Consolidated Financial Statements.

Structured Financings

Structured Financings totaled $4.3 billion at March 31, 2016, down from $4.7 billion at December 31, 2015. The decrease in secured borrowings during 2016 reflects net repayments and redemptions. The weighted average coupon rate of structured financings at March 31, 2016 was 3.48%, up from 3.40% at December 31, 2015. The increase in the weighted average rate reflects the repayments on lower coupon financings.

CIT Bank, N.A. structured financings totaled $0.6 billion and $0.8 billion at March 31, 2016 and December 31, 2015, respectively, which were secured by $0.9 billion and $1.1 billion of pledged assets at March 31, 2016 and December 31, 2015, respectively. Non-bank structured financings were $3.7 billion and $3.9 billion at March 31, 2016 and December 31, 2015, respectively, and were secured by assets of $7.3 billion and $7.2 billion, at March 31, 2016 and December 31, 2015, respectively.

See Note 8 — Borrowings in Item 1. Consolidated Financial Statements for a table displaying our consolidated secured financings and pledged assets.

FRB

The Company has a borrowing facility with the FRB Discount Window that can be used for short-term, typically overnight, borrowings. The borrowing capacity is determined by the FRB based on the collateral pledged.

There were no outstanding borrowings with the FRB Discount Window as of March 31, 2016 or December 31, 2015. See Note 8 — Borrowings in Item 1. Consolidated Financial Statements for total balances pledged, including amounts to the FRB.

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

At March 31, 2016, a total of $1,746 million of pledged assets, and secured debt totaling $1,122 million issued to investors, was outstanding under the GSI Facilities. About half of the pledged assets and debt outstanding under the GSI Facilities related to commercial aerospace assets, a business that management is pursuing strategic alternatives for. After adjustment to the amount of actual qualifying borrowing base under the terms of the GSI Facilities, this secured debt provided for usage of $957 million of the maximum notional amount of the GSI Facilities. The remaining $1,168 million of the maximum notional amount represents the unused portion of the GSI Facilities and constitutes the notional amount of derivative financial instruments. An unsecured counterparty receivable of $556 million is owed to CIT from GSI for debt discount, return of collateral posted to GSI and settlements resulting from market value changes to the asset-backed securities underlying the structures at March 31, 2016.

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

Valuation of the derivatives related to the GSI Facilities is based on several factors using a discounted cash flow (DCF) methodology, including:

■	Funding costs for similar financings based on the current market environment;

■	Forecasted usage of the long-dated GSI Facilities through the final maturity date in 2028; and

■	Forecasted amortization, due to principal payments on the underlying ABS, which impacts the amount of the unutilized portion.

Based on the Company’s valuation, we recorded a liability of $37 million and $55 million at March 31, 2016 and December 31, 2015, respectively. During the quarters ended March 31, 2016 and 2015, we recognized $18 million as an increase to other income and $1 million as a reduction to other income, respectively, associated with the change in liability.

Interest expense related to the GSI Facilities is affected by the following:

■	A fixed facility fee of 2.85% per annum times the maximum facility commitment amount,

■	A variable amount based on one-month or three-month U.S.D. LIBOR times the “utilized amount” (effectively the “adjusted qualifying borrowing base”) of the total return swap, and

■	A reduction in interest expense due to the recognition of the payment of any OID from GSI on the various asset-backed securities.

See Note 9 — Derivative Financial Instruments in Item 1. Consolidated Financial Statements for further information.

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

CIT and CIT Bank debt ratings at March 31, 2016, as rated by Standard & Poor’s Ratings Services (“S&P”), Fitch Ratings, Inc. (“Fitch”), Moody’s Investors Service (“Moody’s”) and Dominion Bond Rating Service (“DBRS”) are presented in the following table.

Debt Ratings as of March 31, 2016

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

102   CIT GROUP INC

Tax Implications of Cash in Foreign Subsidiaries

Cash held by foreign subsidiaries totaled $1.0 billion, including cash available to the BHC and restricted cash, at March 31, 2016, and December 31, 2015.

Other than in a limited number of jurisdictions, Management does not intend to indefinitely reinvest foreign earnings.

Contractual Payments and Commitments

Payments for the Twelve Months Ended March 31(1) (dollars in millions)

	Total	2017	2018	2019	2020	2021+
Structured financings(2)	$4,351.9	$1,271.0	740.7	571.2	344.7	1,424.3
FHLB advances	3,113.5	1,397.5	15.0	1,701.0	–	–
Senior unsecured	10,645.9	–	4,399.5	3,445.0	–	2,801.4
Total Long-term borrowings	18,111.3	2,668.5	5,155.2	5,717.2	344.7	4,225.7
Deposits	32,877.0	22,578.4	3,248.2	1,402.1	2,285.7	3,362.6
Credit balances of factoring clients	1,361.0	1,361.0	–	–	–	–
Lease rental expense	292.1	55.0	45.8	45.2	40.0	106.1
Total contractual payments	$52,641.4	$26,662.9	$8,449.2	$7,164.5	$2,670.4	$7,694.4

(1)	Projected payments of debt interest expense and obligations relating to postretirement programs are excluded.

(2)	Includes non-recourse secured borrowings, which are generally repaid in conjunction with the pledged receivable maturities.

Commitment Expiration by Twelve Months Ended March 31 (dollars in millions)

	Total	2017	2018	2019	2020	2021+
Financing commitments	$6,824.3	$1,450.4	$1,002.1	$1,265.4	$1,233.1	$1,873.3
Aerospace purchase commitments(1)	9,508.8	571.2	1,210.0	2,120.6	3,887.3	1,719.7
Rail and other purchase commitments	810.9	720.8	62.3	27.8	–	–
Letters of credit	348.9	73.7	70.8	110.8	56.3	37.3
Deferred purchase agreements	1,583.5	1,583.5	–	–	–	–
Guarantees, acceptances and other recourse obligations	1.3	1.3	–	–	–	–
Liabilities for unrecognized tax obligations(2)	41.1	5.0	36.1	–	–	–
Total contractual commitments	$19,118.8	$4,405.9	$2,381.3	$3,524.6	$5,176.7	$3,630.3

(1)	Aerospace commitments are net of amounts on deposit with manufacturers.

(2)	The balance cannot be estimated past 2017; therefore the remaining balance is reflected in 2017.

Financing commitments decreased from $7.4 billion at December 31, 2015 to $6.8 billion at March 31, 2016. Financing commitments include commitments that have been extended to and accepted by customers or agents, but on which the criteria for funding have not been completed of $764 million at March 31, 2015. Also included are Commercial Services credit line agreements, with an amount available of $411 million, net of the amount of receivables assigned to us. These are cancellable by CIT only after a notice period.

At March 31, 2016, substantially all our undrawn financing commitments were senior facilities, with approximately 80% secured by equipment or other assets and the remainder comprised of cash flow or enterprise value facilities. Most of our undrawn and available financing commitments are in the Commercial Finance division of Commercial Banking. The top ten undrawn commitments totaled $400 million at March 31, 2016. The table above includes approximately $1.7 billion of undrawn financing commitments at March 31, 2016 that were not in compliance with contractual obligations, and therefore CIT does not have the contractual obligation to lend.

See Note 14 — Commitments in Item 1. Consolidated Financial Statements for further detail.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   103

CAPITAL

Capital Management

CIT manages its capital position to ensure that it is sufficient to: (i) support the risks of its businesses, (ii) maintain a “well-capitalized” status under regulatory requirements, and (iii) provide flexibility to take advantage of future investment opportunities. Capital in excess of these requirements is available to distribute to shareholders, subject to a “non-objection” to our capital plan from the FRB.

CIT uses a complement of capital metrics and related thresholds to measure capital adequacy taking into account the existing regulatory capital framework. CIT further evaluates capital adequacy through the enterprise stress testing and economic capital (“ECAP”) approaches, which constitutes our capital adequacy process.

CIT’s capital management is discussed further in the “Regulation” section of Item 1. Business Overview with respect to regulatory matters, including “Capital Requirements” and “Stress Test and Capital Plan Requirements” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Regulatory Reporting Impact of Exceeding $50 Billion of Assets

As a BHC in excess of $50 billion of assets, CIT is subject to enhanced prudential regulation under the Dodd-Frank Act. Among other requirements, CIT is subject to capital planning and stress testing requirements under the FRB’s Comprehensive Capital Analysis and Review (“CCAR”) process, which requires CIT to submit an annual capital plan and demonstrate that it can meet required adequate capital levels over a nine quarter planning horizon after taking into account the impact of stresses based on both supervisory and company-specific scenarios. During April 2016, CIT submitted its capital plan to the Federal Reserve and, while the FRB will not publish our results, we expect to receive private feedback on our submission in June. CIT’s ability to pay dividends and repurchase stock will be determined in accordance with a capital plan to which the FRB has not objected.

CIT also collects and reports to the FRB certain capital-related data on a quarterly basis, which the FRB will use to track our progress against the capital plan. Upon full implementation of the CCAR process in 2017, the results of our capital plan and stress tests will be made public. CIT is also required to conduct annual and mid-cycle Company-run stress tests for submission to the FRB, and publicly disclose the test details for certain supervisory scenarios.

The final Basel III framework requires banks and BHCs to measure their liquidity against specific liquidity tests. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon under an acute liquidity stress scenario, with a phased implementation process starting January 1, 2015 and complete implementation by January 1, 2019. The final rule applies a modified version of the LCR requirements to bank holding companies with total consolidated assets of greater than $50 billion but less than $250 billion. The modified version of the LCR requirement only requires the LCR calculation to be performed on the last business day of each month and sets the denominator (that is, the calculation of net cash outflows) for the modified version at 70% of the denominator as calculated under the most comprehensive version of the rule applicable to larger institutions.

Return of Capital

Our year-to-date common stock dividends in 2016 were as follows:

2016 Dividends

Declaration Date	Payment Date	Per Share Dividend
January	February 26, 2016	$0.15
April	May 27, 2016	$0.15

Capital Composition and Ratios

The Company is subject to various regulatory capital requirements. We compute capital ratios in accordance with Federal Reserve capital guidelines for assessing adequacy of capital. The regulatory capital guidelines applicable to the Company were based on the Basel III Final Rule.

104   CIT GROUP INC

Tier 1 Capital and Total Capital Components (dollars in millions)

	March 31, 2016		December 31, 2015
	Transition Basis	Fully Phased-in Basis	Transition Basis	Fully Phased-in Basis
Tier 1 Capital
Total stockholders’ equity	$11,125.8	$11,125.8	$10,978.1	$10,978.1
Effect of certain items in accumulated other comprehensive loss excluded from Tier 1 Capital and qualifying noncontrolling interests	73.4	73.4	76.9	76.9
Adjusted total equity	11,199.2	11,199.2	11,055.0	11,055.0
Less: Goodwill(1)	(1,126.3)	(1,126.3)	(1,130.8)	(1,130.8)
Disallowed deferred tax assets	(873.9)	(873.9)	(904.5)	(904.5)
Disallowed intangible assets(1)	(76.7)	(127.8)	(53.6)	(134.0)
Other Tier 1 components	–	–	(0.1)	(0.1)
CET 1 Capital	9,122.3	9,071.2	8,966.0	8,885.6
Tier 1 Capital	9,122.3	9,071.2	8,966.0	8,885.6
Tier 2 Capital
Qualifying reserve for credit losses and other reserves(2)	452.9	452.9	403.3	403.3
Total qualifying capital	$9,575.2	$9,524.1	$9,369.3	$9,288.9
Risk-weighted assets	$68,495.8	$69,192.0	$69,563.6	$70,239.3
BHC Ratios
CET 1 Capital Ratio	13.3%	13.1%	12.9%	12.7%
Tier 1 Capital Ratio	13.3%	13.1%	12.9%	12.7%
Total Capital Ratio	14.0%	13.8%	13.5%	13.2%
Tier 1 Leverage Ratio	13.9%	13.8%	13.5%	13.4%
CIT Bank Ratios
CET 1 Capital Ratio	12.9%	12.7%	12.8%	12.6%
Tier 1 Capital Ratio	12.9%	12.7%	12.8%	12.6%
Total Capital Ratio	14.0%	13.9%	13.9%	13.6%
Tier 1 Leverage Ratio	10.8%	10.7%	10.9%	10.7%

(1)	Goodwill and disallowed intangible assets adjustments include the respective portion of deferred tax liability in accordance with guidelines under Basel III.

(2)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit, and deferred purchase agreements, all of which are recorded in Other Liabilities.

The reconciliation of balance sheet assets to risk-weighted assets is presented below:

Risk-Weighted Assets (dollars in millions)

	March 31, 2016	December 31, 2015
Balance sheet assets	$67,097.6	$67,401.5
Risk weighting adjustments to balance sheet assets	(13,846.2)	(13,728.1)
Off balance sheet items	15,244.4	15,890.2
Risk-weighted assets	$68,495.8	$69,563.6

The 2016 off balance sheet items primarily reflect commitments to purchase aircraft and railcars ($9.4 billion related to aircraft and $0.7 billion related to railcars), unused lines of credit ($2.9 billion credit equivalent, largely related to the Commercial Finance division), and deferred purchase agreements ($1.6 billion related to the Business Capital division). See Note 14 — Commitments in Item 1. Consolidated Financial Statements for further detail on commitments.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   105

Tangible Book Value and Tangible Book Value per Share

Tangible book value represents common equity less goodwill and other intangible assets. A reconciliation of CIT’s total common stockholders’ equity to tangible book value, a non-GAAP measure, follows:

Tangible Book Value and per Share Amounts(1) (dollars in millions, except per share amounts)

	March 31, 2016	December 31, 2015
Total common stockholders’ equity	$11,125.8	$10,978.1
Less: Goodwill	(1,195.1)	(1,198.3)
Intangible assets	(170.3)	(176.3)
Tangible book value	$9,760.4	$9,603.5
Book value per share	$55.16	$54.61
Tangible book value per share	$48.39	$47.77

(1)	Tangible book value and tangible book value per share are non-GAAP measures.

Book value and Tangible book value (“TBV”), along with the respective per share balances increased from December 31, 2015, primarily reflecting net income recorded during the quarter.

CIT BANK

CIT Bank, N.A. (the Bank), a wholly-owned subsidiary, is regulated by the Office of the Comptroller of the Currency, U.S. Department of the Treasury (“OCC”) and is also subject to regulation and examination by the FDIC. The Bank originates and funds lending and leasing activity in the U.S., primarily by raising deposits through its 70 branch network and from retail and institutional customers through commercial channels, as well as its online banking platform and through broker channels. Its existing suite of deposit products includes checking and savings accounts, Individual Retirement Accounts and Certificates of Deposit. The Bank’s primary office is in Pasadena, CA.

While total assets remained somewhat flat compared to December 31, 2015, asset growth during the quarter reflected higher commercial leasing volumes. Operating lease equipment was up from December 31, 2015, reflecting increased leasing volumes in the Rail portfolio. The portfolio of operating lease equipment, which totaled $2.9 billion, was comprised of railcars and some aircraft. Deposits grew in support of the increased business activities.

Total cash and investment securities, including non-earning cash, were $8.5 billion at March 31, 2016, and comprised of $6.0 billion of cash and $2.5 billion of debt and equity securities.

CIT Bank deposits were $32.9 billion at March 31, 2016, up slightly from December 31, 2015. The weighted average interest rate was 1.26%, relatively unchanged from December 31, 2015.

FHLB advances are a consistent source of funding for the Bank, which is a member of the FHLB of San Francisco. The Bank may borrow under a line of credit that is secured by collateral pledged to the FHLB San Francisco. Other borrowings, consisting of other secured debt instruments, decreased from December 31, 2015 through expected pay-down and run-off activity.

The Bank’s capital and leverage ratios are included in the tables that follow and remained well above required levels. CIT Bank reports regulatory capital ratios in accordance with the Basel III Final Rule and determines risk weighted assets under the Standardized Approach.

106   CIT GROUP INC

The following presents condensed financial information for CIT Bank, N.A.

Condensed Balance Sheets (dollars in millions)

	March 31, 2016	December 31, 2015
ASSETS:
Cash and deposits with banks	$6,041.9	$6,073.5
Investment securities	2,522.6	2,577.4
Assets held for sale	909.7	444.2
Loans	28,876.2	29,349.8
Allowance for loan losses	(382.0)	(337.5)
Operating lease equipment, net	2,935.3	2,777.8
Indemnification Assets	389.4	414.8
Goodwill	824.6	830.8
Intangible assets	156.9	163.2
Other assets	1,067.0	1,006.1
Assets of discontinued operations	489.5	500.5
Total Assets	$43,831.1	$43,800.6
LIABILITIES AND EQUITY:
Deposits	$32,892.7	$32,782.2
FHLB advances	3,116.3	3,117.6
Borrowings	621.8	798.3
Other liabilities	917.3	799.9
Liabilities of discontinued operations	684.8	696.2
Total Liabilities	38,232.9	38,194.2
Total Equity	5,598.2	5,606.4
Total Liabilities and Equity	$43,831.1	$43,800.6

Capital Ratios*
Common Equity Tier 1 Capital	12.7%	12.6%
Tier 1 Capital Ratio	12.7%	12.6%
Total Capital Ratio	13.9%	13.6%
Tier 1 Leverage ratio	10.7%	10.7%
* The capital ratios presented above are reflective of the fully-phased in BASEL III approach.

Financing and Leasing Assets by Segment (dollars in millions)

Commercial Banking	$19,584.9	$19,430.8
Commercial Finance	9,496.0	9,381.1
Commercial Real Estate	5,362.9	5,357.6
Business Capital	4,726.0	4,692.1
Transportation Finance	$5,901.0	$5,895.5
Aerospace	1,896.4	2,007.7
Rail	2,337.7	2,209.7
Maritime	1,666.9	1,678.1
Consumer and Community	$7,235.3	$7,245.5
Legacy Consumer Mortgages	5,353.2	5,471.6
Other Consumer Banking	1,882.1	1,773.9
Total	$32,721.2	$32,571.8

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   107

Condensed Statements of Income (dollars in millions)

	Quarters Ended
	March 31, 2016	December 31, 2015	March 31, 2015
Interest income	$446.3	$447.1	$197.5
Interest expense	(110.8)	(108.9)	(75.4)
Net interest revenue	335.5	338.2	122.1
Provision for credit losses	(92.5)	(59.7)	(34.0)
Net interest revenue, after credit provision	243.0	278.5	88.1
Rental income on operating leases	92.2	84.3	70.1
Other income	44.2	28.1	28.6
Total net revenue, net of interest expense and credit provision	379.4	390.9	186.8
Operating expenses	(245.9)	(280.5)	(96.9)
Depreciation on operating lease equipment	(36.7)	(34.1)	(28.5)
Maintenance and other operating lease expenses	(2.6)	(3.2)	(1.2)
Income before provision for income taxes	94.2	73.1	60.2
Provision for income taxes	(30.4)	(15.0)	(25.1)
Income from continuing operations	63.8	58.1	35.1
Loss on discontinued operations	(4.8)	(6.7)	–
Net income	$59.0	$51.4	$35.1
New business volume — funded	$1,983.6	$3,035.1	$1,450.2

Compared to the prior-year quarter, results are significantly changed due to the OneWest Bank acquisition. Compared to the prior quarter, the Bank’s results benefited from higher non-interest income and lower operating expenses. The increase in other income was the result of increased affiliate charges for the use of bank services and employees.

The provision for credit losses for the quarter ended March 31, 2016 was elevated due to increases in reserves related to the Energy and Maritime portfolios. For the first quarter of 2016 and fourth quarter of 2015 net charge-offs as a percentage of average finance receivables were 0.62% and 0.39%, respectively.

Net Finance Revenue (dollars in millions)

	Quarters Ended
	March 31, 2016	December 31, 2015	March 31, 2015
Interest income	$446.3	$447.1	$197.5
Rental income on operating leases	92.2	84.3	70.1
Finance revenue	538.5	531.4	267.6
Interest expense	(110.8)	(108.9)	(75.4)
Depreciation on operating lease equipment	(36.7)	(34.1)	(28.5)
Maintenance and other operating lease expenses	(2.6)	(3.2)	(1.2)
Net finance revenue (“NFR”)	$388.4	$385.2	$162.5
Average Earning Assets (“AEA”)	$41,555.9	$41,536.2	$21,183.3
As a % of AEA:
Interest income	4.29%	4.31%	3.73%
Rental income on operating leases	0.89%	0.81%	1.32%
Finance revenue	5.18%	5.12%	5.05%
Interest expense	(1.06)%	(1.05)%	(1.42)%
Depreciation on operating lease equipment	(0.35)%	(0.33)%	(0.54)%
Maintenance and other operating lease expenses	(0.03)%	(0.03)%	(0.02)%
Net finance margin (“NFM”)	3.74%	3.71%	3.07%

NFR and NFM are key metrics used by management to measure the profitability of our lending and leasing assets. NFR includes interest and fee income on our loans and capital leases, interest and dividend income on cash and investments, rental revenue from our leased equipment, depreciation and maintenance and other operating lease expenses, as well as funding costs. Since our asset composition includes a significant amount of operating

108   CIT GROUP INC

lease equipment (7% of AEA for the quarter ended March 31, 2016), NFM is a more appropriate metric for the Bank than net interest margin (“NIM”) (a common metric used by other banks), as NIM does not fully reflect the earnings of our portfolio because it includes the impact of debt costs on all our assets but excludes the net revenue (rental income less depreciation and maintenance and other operating lease expenses) from operating leases.

Operating leases contributed $52.9 million to NFR in the current quarter compared to $47.0 million in the previous quarter and $40.4 million in the first quarter of 2015.

The Bank’s effective tax rate decreased to 32% in the first quarter of 2016, from 42% in the prior-year quarter, due primarily to the benefit from tax credits generated from investments acquired as part of the OneWest Bank transaction, and reduction in state tax rates including the impact of the OneWest Bank acquisition on updated apportionment data.

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

There have been no significant changes to the methodologies and processes used in developing estimates relating to these items from those described in our 2015 Annual Report on Form 10-K.

INTERNAL CONTROLS WORKING GROUP

The Internal Controls Working Group (“ICWG”), which reports to the Disclosure Committee, is responsible for monitoring and improving internal controls over external financial reporting. The ICWG is chaired by the Controller and is comprised of executives in Finance, Risk, Operations, Human Resources, Information Technology and Internal Audit.

See Item 4. Controls and Procedures for more information.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   109

SELECT DATA AND AVERAGE BALANCES

Select Data (dollars in millions)

	At or for the Quarters Ended
	March 31, 2016	December 31, 2015	March 31, 2015
Select Statement of Operations Data
Net interest revenue	$209.0	$223.7	$9.7
Provision for credit losses	(99.3)	(57.6)	(34.6)
Total non-interest income	676.3	581.3	617.0
Total non-interest expenses	(581.6)	(606.4)	(444.5)
Income from continuing operations	151.7	151.2	103.7
Net income	146.9	144.5	103.7
Per Common Share Data
Diluted income per common share — continuing operations	$0.75	$0.75	$0.59
Diluted income per common share	$0.73	$0.72	$0.59
Book value per common share	$55.16	$54.61	$50.26
Tangible book value per common share	$48.39	$47.77	$46.89
Dividends declared per common share	$0.15	$0.15	$0.15
Dividend payout ratio	20.5%	20.8%	25.4%
Performance Ratios
Return on average common stockholders’ equity	1.33%	1.33%	1.17%
Return on tangible common equity	6.25%	6.33%	5.01%
Adjusted return on tangible common equity	7.08%	7.08%	5.26%
Net finance revenue as a percentage of average earning assets	3.74%	3.57%	3.23%
Pre-tax return on average earning assets	1.02%	1.02%	0.99%
Pre-tax return on average continuing operations total assets	0.91%	0.90%	0.88%
Balance Sheet Data
Loans including receivables pledged	$31,408.6	$31,671.7	$19,429.3
Allowance for loan losses	(404.6)	(360.2)	(356.5)
Operating lease equipment, net	16,665.7	16,617.0	14,887.8
Goodwill	1,195.1	1,198.3	563.6
Total cash and deposits	8,141.8	8,301.5	6,306.9
Investment securities	2,896.8	2,953.8	1,797.4
Assets of discontinued operation	489.5	500.5	–
Total assets	67,097.6	67,401.5	46,294.8
Deposits	32,892.7	32,782.2	16,758.1
Borrowings	18,012.6	18,441.8	16,537.1
Liabilities of discontinued operation	684.8	696.2	–
Total common stockholders’ equity	11,125.8	10,978.1	8,758.6
Credit Quality
Non-accrual loans as a percentage of finance receivables	0.94%	0.85%	0.94%
Net charge-offs as a percentage of average finance receivables	0.65%	0.40%	0.43%
Allowance for loan losses as a percentage of finance receivables	1.29%	1.14%	1.83%
Capital Ratios
Total ending equity to total ending assets	16.6%	16.3%	18.9%
Common Equity Tier 1 Capital Ratio	13.3%	12.9%	14.2%
Total Capital Ratio	14.0%	13.5%	14.9%

110   CIT GROUP INC

Quarterly Average Balances(1) and Rates (dollars in millions)

	Quarters Ended
	March 31, 2016			December 31, 2015			March 31, 2015
	Average Balance	Revenue / Expense	Average Rate (%)	Average Balance	Revenue / Expense	Average Rate (%)	Average Balance	Revenue / Expense	Average Rate (%)
Interest bearing deposits	$7,114.0	$8.4	0.47%	$6,671.6	$5.3	0.32%	$5,951.6	$4.0	0.27%
Securities purchased under agreements to resell	–		–	25.0	–	–	575.0	0.7	0.49%
Investment securities	2,923.5	22.5	3.08%	3,334.9	25.0	3.00%	1,497.2	3.9	1.04%
Loans (including held for sale)(2)(3)
U.S.(2)	32,091.5	441.2	5.74%	32,467.3	440.5	5.71%	17,908.2	220.0	5.36%
Non-U.S.	1,291.0	26.4	8.18%	1,707.8	40.4	9.46%	2,235.3	52.4	9.38%
Total loans(2)	33,382.5	467.6	5.84%	34,175.1	480.9	5.90%	20,143.5	272.4	5.84%
Total interest earning assets / interest income(2)(3)	43,420.0	498.5	4.74%	44,206.6	511.2	4.80%	28,167.3	281.0	4.22%
Operating lease equipment, net (including held for sale)(4)
U.S.(4)	8,831.3	185.7	8.41%	8,534.7	161.7	7.58%	7,769.5	177.8	9.15%
Non-U.S.(4)	7,890.0	158.2	8.02%	7,538.7	142.8	7.58%	7,420.0	149.9	8.08%
Total operating lease equipment, net(4)	16,721.3	343.9	8.23%	16,073.4	304.5	7.58%	15,189.5	327.7	8.63%
Indemnification assets	401.7	(3.1)	(3.09)%	445.8	(0.8)	(0.72)%	–	–	–
Total earning assets(2)	60,543.0	$839.3	5.67%	60,725.8	$814.9	5.51%	43,356.8	$608.7	5.82%
Non interest earning assets
Cash due from banks	1,331.4			1,636.4			903.6
Allowance for loan losses	(371.5)			(338.3)			(347.7)
All other non-interest earning assets	5,298.4			5,334.2			3,190.6
Assets of discontinued operation	495.1			506.9			–
Total Average Assets	$67,296.4			$67,865.0			$47,103.3
Average Liabilities
Borrowings
Deposits	$31,829.1	$99.5	1.25%	$31,538.3	$99.2	1.26%	$16,275.6	$69.0	1.70%
Borrowings	18,210.4	186.9	4.11%	18,805.9	187.5	3.99%	17,477.4	202.3	4.63%
Total interest-bearing liabilities	50,039.5	286.4	2.29%	50,344.2	286.7	2.28%	33,753.0	271.3	3.22%
Non-interest bearing deposits	1,080.2			1,125.9			106.6
Credit balances of factoring clients	1,337.5			1,584.5			1,501.4
Other non-interest bearing liabilities	3,063.7			3,231.1			2,870.6
Liabilities of discontinued operation	690.2			674.6			–
Noncontrolling interests	0.5			0.5			(3.9)
Stockholders’ equity	11,084.8			10,904.2			8,875.6
Total Average Liabilities and Stockholders’ Equity	$67,296.4			$67,865.0			$47,103.3
Net revenue spread			3.38%			3.23%			2.60%
Impact of non-interest bearing sources			0.36%			0.34%			0.63%
Net revenue/yield on earning assets(2)		$552.9	3.74%		$528.2	3.57%		$337.4	3.23%
(1)	Average rates are impacted by PAA accretion and amortization.

(2)	The balance and rate presented is calculated net of average credit balances for factoring clients.

(3)	Non-accrual loans and related income are included in the respective categories.

(4)	Operating lease rental income is a significant source of revenue; therefore, we have presented the rental revenues net of depreciation and net of maintenance and other operating lease expenses.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   111

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

Total Net Revenue(1) and Net Operating Lease Revenue(2) (dollars in millions)

	Quarters Ended
	March 31, 2016	December 31, 2015	March 31, 2015
Total Net Revenue
Interest income	$495.4	$510.4	$281.0
Rental income on operating leases	575.4	550.9	530.6
Finance revenue	1,070.8	1,061.3	811.6
Interest expense	(286.4)	(286.7)	(271.3)
Depreciation on operating lease equipment	(175.3)	(166.8)	(156.8)
Maintenance and other operating lease expenses	(56.2)	(79.6)	(46.1)
Net finance revenue	552.9	528.2	337.4
Other income	100.9	30.4	86.4
Total net revenue	$653.8	$558.6	$423.8
NFR as a % of AEA	3.74%	3.57%	3.23%
Net Operating Lease Revenue
Rental income on operating leases	$575.4	$550.9	$530.6
Depreciation on operating lease equipment	(175.3)	(166.8)	(156.8)
Maintenance and other operating lease expenses	(56.2)	(79.6)	(46.1)
Net operating lease revenue	$343.9	$304.5	$327.7

Operating Expenses Excluding Certain Costs(3) (dollars in millions)

	Quarters Ended
	March 31, 2016	December 31, 2015	March 31, 2015
Operating expenses	$(348.5)	$(357.8)	$(241.6)
Provision for severance and facilities exiting activities	20.3	53.0	(1.0)
Intangible asset amortization	6.4	7.2	0.6
Operating expenses excluding restructuring costs and intangible asset amortization	$(321.8)	$(297.6)	$(242.0)
Operating expenses as a % of AEA	(2.35)%	(2.42)%	(2.31)%
Operating expenses excluding restructuring costs and intangible amortization(3)	(2.17)%	(2.01)%	(2.31)%
Total Net Revenue	$653.8	$558.6	$423.8
Net Efficiency Ratio(4)	49.2%	53.3%	57.1%

112   CIT GROUP INC

Earning Assets(5) (dollars in millions)

	March 31, 2016	December 31, 2015
Loans	$31,408.6	$31,671.7
Operating lease equipment, net	16,665.7	16,617.0
Interest bearing cash	7,135.0	6,820.3
Investment securities	2,896.8	2,953.8
Assets held for sale	2,211.2	2,092.4
Indemnification assets	389.4	414.8
Credit balances of factoring clients	(1,361.0)	(1,344.0)
Total earning assets	$59,345.7	$59,226.0
Average Earning Assets (for the respective quarters)	$59,206.4	$59,141.4

Tangible Book Value(6) (dollars in millions)

	March 31, 2016	December 31, 2015	March 31, 2015
Total common stockholders’ equity	$11,125.8	$10,978.1	$8,758.6
Less: Goodwill	(1,195.1)	(1,198.3)	(563.6)
Intangible assets	(170.3)	(176.3)	(23.2)
Tangible book value	9,760.4	9,603.5	8,171.8
Less: disallowed deferred tax asset	(873.9)	(904.5)	(358.3)
Adjusted tangible common equity(8)	$8,886.5	$8,699.0	$7,813.5
Income from continuing operations	$151.7	$151.2	$103.7
Adjustments: intangible assets amortization, net of tax	4.4	6.4	0.5
Valuation reversal	–	(4.0)	–
Adjusted net income	$156.1	$153.6	$104.2
Average tangible common equity	$9,714.3	$9,561.4	$8,284.4
Less: average disallowed deferred tax asset	(889.2)	(885.9)	(366.7)
Average adjusted tangible common equity	$8,825.1	$8,675.5	$7,917.7
Adjusted return on tangible common equity	7.08%	7.08%	5.26%

Continuing Operations Total Assets(7) (dollars in millions)

	March 31, 2016	December 31, 2015	March 31, 2015
Total assets	$67,097.6	$67,401.5	$46,294.8
Assets of discontinued operation	(489.5)	(500.5)	–
Continuing operations total assets	$66,608.1	$66,901.0	$46,294.8

(1)	Total net revenues is a non-GAAP measure that represents the combination of net finance revenue and other income and is an aggregation of all sources of revenue for the Company. Total net revenues is used by management to monitor business performance. Given our asset composition includes a high level of operating lease equipment, net finance revenue as a percent of AEA is a more appropriate metric than net interest margin (“NIM”) (a common metric used by other bank holding companies), as NIM does not fully reflect the earnings of our portfolio because it includes the impact of debt costs of all our assets but excludes the net revenue (rental revenue less depreciation and maintenance and other operating lease expenses) from operating leases.

(2)	Net operating lease revenue is a non-GAAP measure that represents the combination of rental income on operating leases less depreciation on operating lease equipment and maintenance and other operating lease expenses. Net operating lease revenues is used by management to monitor portfolio performance.

(3)	Operating expenses excluding restructuring costs and intangible asset amortization is a non-GAAP measure used by management to compare period over period expenses.

(4)	Net efficiency ratio is a non-GAAP measurement used by management to measure operating expenses (before restructuring costs and intangible amortization) to total net revenues.

(5)	Earning assets is a non-GAAP measure and are utilized in certain revenue and earnings ratios. Earning assets are net of credit balances of factoring clients.

(6)	Tangible book value is a non-GAAP measure, which represents an adjusted common shareholders’ equity balance that has been reduced by goodwill and intangible assets. Tangible book value is used to compute a per common share amount, which is used to evaluate our use of equity.

(7)	Continuing operations total assets is a non-GAAP measure, which management uses for analytical purposes to compare balance sheet assets on a consistent basis.

(8)	Return on average tangible common equity is adjusted to remove the impact of intangible amortization, goodwill impairment and the impact from valuation allowance reversals from income from continuing operations, while the average tangible common equity is reduced for disallowed deferred tax assets. Return on average tangible common equity is another metric used to evaluate our use of equity.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   113

FORWARD-LOOKING STATEMENTS

Certain statements contained in this document are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. All statements contained herein that are not clearly historical in nature are forward-looking and the words “anticipate,” “believe,” “could,” “expect,” “estimate,” “forecast,” “intend,” “plan,” “potential,” “project,” “target” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to known and unknown risks, uncertainties and contingencies. Forward-looking statements are included, for example, in the discussions about:

■	our liquidity risk and capital management, including our capital plan, leverage, capital ratios, and credit ratings, our liquidity plan, and our plans and the potential transactions designed to enhance our liquidity and capital, and for a return of capital,

■	our plans to change our funding mix and to access new sources of funding to broaden our use of deposit taking capabilities,

■	our pending or potential acquisition plans, and the integration risks inherent in such acquisitions, including our August 2015 acquisition of OneWest Bank,

■	our credit risk management and credit quality,

■	our asset/liability risk management,

■	our funding, borrowing costs and net finance revenue,

■	our operational risks, including success of systems enhancements and expansion of risk management and control functions,

■	our mix of portfolio asset classes, including changes resulting from growth initiatives, new business initiatives, new products, acquisitions and divestitures, new business and customer retention,

■	legal risks, including related to the enforceability of our agreements and to changes in laws and regulations,

■	our growth rates,

■	our commitments to extend credit or purchase equipment, and

■	how we may be affected by legal proceedings.

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

Therefore, actual results may differ materially from those expressed or implied in those statements. Factors, in addition to those disclosed in “Risk Factors”, that could cause such differences include, but are not limited to:

■	capital markets liquidity,

■	risks of and/or actual economic slowdown, downturn or recession,

■	industry cycles and trends,

■	uncertainties associated with risk management, including credit, prepayment, asset/liability, interest rate and currency risks,

■	adequacy of reserves for credit losses,

■	risks inherent in changes in market interest rates and quality spreads,

■	funding opportunities, deposit taking capabilities and borrowing costs,

■	conditions and/or changes in funding markets and our access to such markets, including the secured and unsecured debt and asset-backed securitization markets,

■	risks of implementing new processes, procedures, and systems, including any new processes, procedures, and systems required to comply with the additional laws and regulations applicable to systematically important financial institutions,

■	risks associated with the value and recoverability of leased equipment and related lease residual values,

■	risks of failing to achieve the projected revenue growth from new business initiatives or the projected expense reductions from efficiency improvements,

■	application of fair value accounting in volatile markets,

■	application of goodwill accounting in a recessionary economy,

■	changes in laws or regulations governing our business and operations, or affecting our assets, including our operating lease equipment,

■	changes in competitive factors,

■	demographic trends,

■	customer retention rates,

■	risks associated with dispositions of businesses or asset portfolios, including how to replace the income

114   CIT GROUP INC

associated with such businesses or asset portfolios and the risk of residual liabilities from such businesses or portfolios,

■	risks associated with acquisitions of businesses or asset portfolios and the risks of integrating such acquisitions, including the acquisition and integration of OneWest Bank, and

■	regulatory changes and/or developments.

Any or all of our forward-looking statements here or in other publications may turn out to be wrong, and there are no guarantees regarding our performance. We do not assume any obligation to update any forward-looking statement for any reason.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision of and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2016. On August 3, 2015, the Company acquired IMB HoldCo LLC in a purchase business combination. Management has excluded the acquired business from its assessment of the effectiveness of disclosure controls and procedures as of March 31, 2016. Based on such evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective.

MATERIAL WEAKNESS IN THE ACQUIRED BUSINESS’S INTERNAL CONTROL OVER FINANCIAL REPORTING

As discussed above, on August 3, 2015 the Company acquired IMB HoldCo LLC in a purchase business combination and had excluded the acquired entity from the December 31, 2015 evaluation of the effectiveness of internal control over financial reporting. However, in its 2015 Form 10-K filing, management identified a material weakness in the Financial Freedom reverse mortgage servicing business of IMB HoldCo LLC which is reported in discontinued operations as of March 31, 2016. Such material weakness still exists as of March 31, 2016.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the preparation of the Company’s financial statements included in the Company’s annual report on Form 10-K, we identified errors in the estimation process of the HECM interest curtailment reserve that resulted in a measurement period adjustment, which did not impact the financial statements as of and for the quarter ended March 31, 2016.

Following the identification of the errors, management determined that a material weakness existed in the acquired business’s internal control over financial reporting related to the HECM Interest Curtailment Reserve. Specifically, controls are not adequately designed and maintained to ensure the key judgments and assumptions developed from loan file reviews or other historical experience are accurately determined, valid and authorized; the data used in the estimation process is complete and accurate; and the assumptions, judgments, and methodology continue to be appropriate. This control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.

This control deficiency resulted in adjustments to the calculation of the HECM Interest Curtailment Reserve. After performing analysis of the underlying data and assumptions, the reserve was adjusted to reflect the results of this analysis. Management concluded that the amounts and disclosures within the Company’s quarterly and annual financial statements since the acquisition of IMB Holdco LLC are not materially misstated.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   115

Part Two—Other Information

ITEM 1.  Legal Proceedings

CIT is currently involved, and from time to time in the future may be involved, in a number of judicial, regulatory, and arbitration proceedings relating to matters that arise in connection with the conduct of its business (collectively, ”Litigation”), certain of which Litigation matters are described in Note 15 — Contingencies of Item 1. Consolidated Financial Statements. In view of the inherent difficulty of predicting the outcome of Litigation matters, particularly when such matters are in their early stages or where the claimants seek indeterminate damages, CIT cannot state with confidence what the eventual outcome of the pending Litigation will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines, or penalties related to each pending matter may be, if any. In accordance with applicable accounting guidance, CIT establishes reserves for Litigation when those matters present loss contingencies as to which it is both probable that a loss will occur and the amount of such loss can be reasonably estimated. Based on currently available information, CIT believes that the results of Litigation that is currently pending, taken together, will not have a material adverse effect on the Company’s financial condition, but may be material to the Company’s operating results or cash flows for any particular period, depending in part on its operating results for that period. The actual results of resolving such matters may be substantially higher than the amounts reserved.

For more information about pending legal proceedings, including an estimate of certain reasonably possible losses in excess of reserved amounts, see Note 15 — Contingencies of Item 1. Consolidated Financial Statements.

ITEM 1A.  Risk Factors

For a discussion of risk factors not changed, see Part I, Item 1A: Risk Factors, of CIT’s 2015 Annual Report on Form 10-K, and Forward-Looking Statements of this Form 10-Q.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of the Company’s common stock during the quarter ended March 31, 2016.

ITEM 4.  Mine Safety Disclosure

Not applicable

116   CIT GROUP INC

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

3.1	Third Amended and Restated Certificate of Incorporation of the Company, dated December 8, 2009 (incorporated by reference to Exhibit 3.1 to Form 8-K filed December 9, 2009).
3.2	Amended and Restated By-laws of the Company, as amended through March 15, 2016 (incorporated by reference to Exhibit 3.1 to Form 8-K filed March 21, 2016).
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

Item 6.  Exhibits  117

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

118   CIT GROUP INC

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

4.19
First Supplemental Indenture, dated as of March 15, 2012, among CIT Group Inc., Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, security registrar and authenticating agent (including the Form of 5.25% Senior Unsecured Note due 2018) (incorporated by reference to Exhibit 4.2 of Form 8-K filed March 16, 2012).

4.20
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

4.21
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

4.22
Fourth Supplemental Indenture, dated as of August 1, 2013, among CIT Group Inc., Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, security registrar and authenticating agent (including the Form of 5.00% Senior Unsecured Note due 2023) (incorporated by reference to Exhibit 4.2 to Form 8-K filed August 1, 2013).

4.23
Fifth Supplemental Indenture, dated as of February 19, 2014, among CIT Group Inc., Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, security registrar and authenticating agent (including the Form of 3.875% Senior Unsecured Note due 2019) (incorporated by reference to Exhibit 4.2 to Form 8-K filed February 19, 2014).

4.24
Second Amended and Restated Revolving Credit and Guaranty Agreement, dated as of February 17, 2016, among CIT Group Inc., certain subsidiaries of CIT Group Inc., as Guarantors, the Lenders party thereto from time to time and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 18, 2016).

10.1*	Amended and Restated CIT Group Inc. Long-Term Incentive Plan (as amended and restated effective December 10, 2009) (incorporated by reference to Exhibit 4.1 to Form S-8 filed January 11, 2010).
10.2*	CIT Group Inc. Supplemental Retirement Plan (As Amended and Restated Effective as of January 1, 2008) (incorporated by reference to Exhibit 10.27 to Form 10-Q filed May 12, 2008).
10.3*	CIT Group Inc. Supplemental Savings Plan (As Amended and Restated Effective as of January 1, 2008) (incorporated by reference to Exhibit 10.28 to Form 10-Q filed May 12, 2008).
10.4*	New Executive Retirement Plan of CIT Group Inc. (As Amended and Restated as of January 1, 2008) (incorporated by reference to Exhibit 10.29 to Form 10-Q filed May 12, 2008).
10.5*	Form of CIT Group Inc. Long-term Incentive Plan Stock Option Award Agreement (One Year Vesting) (incorporated by reference to Exhibit 10.35 to Form 10-Q filed August 9, 2010).
10.6*	Form of CIT Group Inc. Long-term Incentive Plan Stock Option Award Agreement (Three Year Vesting) (incorporated by reference to Exhibit 10.36 to Form 10-Q filed August 9, 2010).
10.7*	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Unit Director Award Agreement (Initial Grant) (incorporated by reference to Exhibit 10.39 to Form 10-Q filed August 9, 2010).

Item 6.  Exhibits  119

10.8*	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Unit Director Award Agreement (Annual Grant) (incorporated by reference to Exhibit 10.40 to Form 10-Q filed August 9, 2010).
10.9*	Amended and Restated Employment Agreement, dated as of May 7, 2008, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.35 to Form 10-K filed March 2, 2009).
10.10*	Amendment to Employment Agreement, dated December 22, 2008, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.37 to Form 10-K filed March 2, 2009).
10.11**
Airbus A320 NEO Family Aircraft Purchase Agreement, dated as of July 28, 2011, between Airbus S.A.S. and C.I.T. Leasing Corporation (incorporated by reference to Exhibit 10.35 of Form 10-Q/A filed February 1, 2012).

10.12**
Amended and Restated Confirmation, dated June 28, 2012, between CIT TRS Funding B.V. and Goldman Sachs International, and Credit Support Annex and ISDA Master Agreement and Schedule, each dated October 26, 2011, between CIT TRS Funding B.V. and Goldman Sachs International (incorporated by reference to Exhibit 10.32 to Form 10-Q filed August 9, 2012).

10.13**
Third Amended and Restated Confirmation, dated June 28, 2012, between CIT Financial Ltd. and Goldman Sachs International, and Amended and Restated ISDA Master Agreement Schedule, dated October 26, 2011 between CIT Financial Ltd. and Goldman Sachs International (incorporated by reference to Exhibit 10.33 to Form 10-Q filed August 9, 2012).

10.14**
ISDA Master Agreement and Credit Support Annex, each dated June 6, 2008, between CIT Financial Ltd. and Goldman Sachs International (incorporated by reference to Exhibit 10.34 to Form 10-Q filed August 11, 2008).

10.15*
Assignment and Extension of Employment Agreement, dated February 6, 2013, by and among CIT Group Inc., C. Jeffrey Knittel and C.I.T. Leasing Corporation (incorporated by reference to Exhibit 10.34 to Form 10-Q filed November 6, 2013).

10.16*	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.36 to Form 10-K filed March 1, 2013).
10.17*
Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (Executives with Employment Agreements) (incorporated by reference to Exhibit 10.37 to Form 10-K filed March 1, 2013).

10.18*	CIT Employee Severance Plan (Effective as of November 6, 2013) (incorporated by reference to Exhibit 10.37 in Form 10-Q filed November 6, 2013).
10.19
Stockholders Agreement, by and among CIT Group Inc. and the parties listed on the signature pages thereto, dated as of July 21, 2014 (incorporated by reference to Exhibit 10.1 to Form 8-K filed July 25, 2014).

10.20*	Extension to Term of Employment Agreement, dated January 2, 2014, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.33 to Form 10-Q filed August 6, 2014).
10.21*	Amendment to Employment Agreement, dated January 16, 2015, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.29 to Form 10-K filed February 20, 2015).
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

10.24*
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

120   CIT GROUP INC

10.27*
Form of CIT Group Inc. Long-Term Incentive Plan Performance Share Unit Award Agreement (2013) (Executives with Employment Agreements) (incorporated by reference to Exhibit 10.31 to Form 10-Q filed August 5, 2015).

10.28*
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

10.34*	Retention Letter Agreement, dated July 21, 2014, between CIT Group Inc. and Steven T. Mnuchin (incorporated by reference to Exhibit 10.2 to Form 8-K filed July 25, 2014).
10.35*	Offer Letter, dated October 27, 2015, between CIT Group Inc. and Ellen R. Alemany, including Attached Exhibits. (incorporated by reference to Exhibit 10.39 to Form 10-Q filed November 13, 2016).
10.36	Nomination and Support Agreement dated February 18, 2016 by and between J.C. Flowers & Co. LLC and CIT Group Inc. (incorporated by reference to Exhibit 99.1 to Form 8-K filed February 22, 2016).
10.37*	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Unit Award Agreement (with Performance Based Vesting) (2016) (filed herein).
10.38*	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (with Performance Based Vesting) (Executives with Employment Agreements) (2016) (filed herein).
10.39*	Form of CIT Group Inc. Long-Term Incentive Plan Performance Share Unit Award Agreement (with ROTCE and Credit Provision Performance Measures) (2016) (filed herein).
10.40*
Form of CIT Group Inc. Long-Term Incentive Plan Performance Share Unit Award Agreement (with ROTCE and Credit Provision Performance Measures) (Executives with Employment Agreements) (2016) (filed herein).

12.1	CIT Group Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges.
31.1
Certification of Ellen R. Alemany pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Commission, as promulgated pursuant to Section 13(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of E. Carol Hayles pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Commission, as promulgated pursuant to Section 13(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Ellen R. Alemany pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of E. Carol Hayles pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6.  Exhibits  121

101.INS
XBRL Instance Document (Includes the following financial information included in the Company’s Annual Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.)

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

122   CIT GROUP INC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 9, 2016	CIT GROUP INC.

/s/ E. Carol Hayles
E. Carol Hayles
Executive Vice President and Chief Financial Officer

/s/ Edward K. Sperling
Edward K. Sperling
Executive Vice President and Controller

       123