Form 10-Q
period 2016-06-30
CIT GROUP INC
filed 2016-08-15
CIK 1171825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2016	| | Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-31369

CIT GROUP INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-1051192 (IRS Employer Identification Number)

11 West 42nd Street New York, New York (Address of Registrant’s principal executive offices)	10036 (Zip Code)

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

As of July 31, 2016 there were 201,992,080 shares of the registrant’s common stock outstanding.

Table of Contents   1

Part One — Financial Information

Item 1. Consolidated Financial Statements

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited) (dollars in millions — except share data)

	June 30, 2016	December 31, 2015
Assets
Cash and due from banks, including restricted balances of $178.1 and $601.4 at June 30, 2016 and December 31, 2015(1), respectively (see Note 8 for amounts pledged)	$1,021.1	$1,481.2
Interest bearing deposits, including restricted balances of $626.1 and $229.5 at June 30, 2016 and December 31, 2015(1), respectively (see Note 8 for amounts pledged)	7,082.8	6,820.3
Investment securities, including securities carried at fair value with changes recorded in net income of $312.6 and $339.7 at June 30, 2016 and December 31, 2015, respectively (see Note 8 for amounts pledged)	3,229.1	2,953.8
Assets held for sale(1)	2,403.3	2,092.4
Loans (see Note 8 for amounts pledged)	30,456.8	31,671.7
Allowance for loan losses	(399.4)	(360.2)
Total loans, net of allowance for loan losses(1)	30,057.4	31,311.5
Operating lease equipment, net (see Note 8 for amounts pledged)(1)	16,864.6	16,617.0
Indemnification assets	375.5	414.8
Unsecured counterparty receivable	570.2	537.8
Goodwill	1,169.7	1,198.3
Intangible assets	168.9	176.3
Other assets, including $187.8 and $195.9 at June 30, 2016 and December 31, 2015, respectively, at fair value	3,288.6	3,297.6
Assets of discontinued operations	469.1	500.5
Total Assets	$66,700.3	$67,401.5
Liabilities
Deposits	$32,879.1	$32,782.2
Credit balances of factoring clients	1,215.2	1,344.0
Other liabilities, including $262.3 and $221.3 at June 30, 2016 and December 31, 2015, respectively, at fair value	3,054.2	3,158.7
Borrowings, including $2,974.8 and $3,361.2 contractually due within twelve months at June 30, 2016 and December 31, 2015, respectively	17,510.1	18,441.8
Liabilities of discontinued operations	917.1	696.2
Total Liabilities	55,575.7	56,422.9
Stockholders’ Equity
Common stock: $0.01 par value, 600,000,000 authorized
Issued: 206,053,825 and 204,447,769 at June 30, 2016 and December 31, 2015, respectively	2.1	2.0
Outstanding: 201,990,271 and 201,021,508 at June 30, 2016 and December 31, 2015, respectively
Paid-in capital	8,749.8	8,718.1
Retained earnings	2,656.9	2,557.4
Accumulated other comprehensive loss	(107.7)	(142.1)
Treasury stock: 4,063,554 and 3,426,261 shares at June 30, 2016 and December 31, 2015 at cost, respectively	(177.0)	(157.3)
Total Common Stockholders’ Equity	11,124.1	10,978.1
Noncontrolling minority interests	0.5	0.5
Total Equity	11,124.6	10,978.6
Total Liabilities and Equity	$66,700.3	$67,401.5
(1)	The following table presents information on assets and liabilities related to Variable Interest Entities (VIEs) that are consolidated by the Company. The difference between VIE total assets and total liabilities represents the Company’s interests in those entities, which were eliminated in consolidation. The assets of the consolidated VIEs will be used to settle the liabilities of those entities and, except for the Company’s interest in the VIEs, are not available to the creditors of CIT or any affiliates of CIT.

Assets
Cash and interest bearing deposits, restricted	$253.0	$314.2
Assets held for sale	212.5	279.7
Total loans, net of allowance for loan losses	1,945.8	2,218.6
Operating lease equipment, net	3,814.9	3,985.9
Other	11.0	11.2
Total Assets	$6,237.2	$6,809.6
Liabilities
Beneficial interests issued by consolidated VIEs (classified as long-term borrowings)	$3,414.3	$4,084.8
Total Liabilities	$3,414.3	$4,084.8

The accompanying notes are an integral part of these consolidated financial statements.

2   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (dollars in millions — except per share data)

	Quarters Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income
Interest and fees on loans	$463.6	$274.8	$928.1	$547.2
Other interest and dividends	31.7	9.0	62.6	$17.6
Interest income	495.3	283.8	990.7	564.8
Interest expense
Interest on borrowings	(183.1)	(193.0)	(370.0)	(395.3)
Interest on deposits	(99.4)	(72.2)	(198.9)	(141.2)
Interest expense	(282.5)	(265.2)	(568.9)	(536.5)
Net interest revenue	212.8	18.6	421.8	28.3
Provision for credit losses	(28.1)	(18.4)	(127.4)	(53.0)
Net interest revenue, after credit provision	184.7	0.2	294.4	(24.7)
Non-interest income
Rental income on operating leases	569.3	531.7	1,144.7	1,062.3
Other income	104.3	63.5	205.2	149.9
Total non-interest income	673.6	595.2	1,349.9	1,212.2
Total revenue, net of interest expense and credit provision	858.3	595.4	1,644.3	1,187.5
Non-interest expenses
Depreciation on operating lease equipment	(176.4)	(157.8)	(351.7)	(314.6)
Maintenance and other operating lease expenses	(64.9)	(49.4)	(121.1)	(95.5)
Operating expenses	(337.5)	(235.0)	(686.0)	(476.6)
Loss on debt extinguishment and deposit redemption	(4.1)	(0.1)	(5.7)	(0.1)
Total non-interest expenses	(582.9)	(442.3)	(1,164.5)	(886.8)
Income from continuing operations before provision for income taxes	275.4	153.1	479.8	300.7
Provision for income taxes	(94.3)	(37.8)	(147.0)	(81.8)
Income from continuing operations, before attribution of noncontrolling interests	181.1	115.3	332.8	218.9
Net loss attributable to noncontrolling interests, after tax	–	–	–	0.1
Income from continuing operations	181.1	115.3	332.8	219.0
Discontinued Operations
Loss from discontinued operation, net of taxes	(167.0)	–	(171.8)	–
Total loss from discontinued operations, net of tax	(167.0)	–	(171.8)	–
Net Income	$14.1	$115.3	$161.0	$219.0
Basic income per common share
Income from continuing operations	$0.90	$0.66	$1.65	$1.25
Loss from discontinued operation	(0.83)	–	(0.85)	–
Basic income per share	$0.07	$0.66	$0.80	$1.25
Diluted income per common share
Income from continuing operations	$0.90	$0.66	$1.65	$1.24
Loss from discontinued operation	(0.83)	–	(0.85)	–
Diluted income per share	$0.07	$0.66	$0.80	$1.24
Average number of common shares (thousands)
Basic	201,893	173,785	201,647	175,019
Diluted	202,275	174,876	202,208	175,971
Dividends declared per common share	$0.15	$0.15	$0.30	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

Item 1.  Consolidated Financial Statements  3

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited) (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Income before attribution of noncontrolling interests	$14.1	$115.3	$161.0	$218.9
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2.7)	3.7	18.5	(24.7)
Net unrealized gains (losses) on available for sale securities	12.1	0.5	14.7	0.1
Changes in benefit plans net gain (loss) and prior service (cost)/credit	0.3	0.1	1.2	(0.3)
Other comprehensive income (loss), net of tax	9.7	4.3	34.4	(24.9)
Comprehensive income before noncontrolling interests	23.8	119.6	195.4	194.0
Comprehensive loss attributable to noncontrolling interests	–	–	–	0.1
Comprehensive income	$23.8	$119.6	$195.4	$194.1

The accompanying notes are an integral part of these consolidated financial statements.

4   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (dollars in millions)

	Common Stock	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Minority Interests	Total Equity
December 31, 2015	$2.0	$8,718.1	$2,557.4	$(142.1)	$(157.3)	$0.5	$10,978.6
Net income	–	–	161.0	–	–	–	161.0
Other comprehensive income, net of tax	–	–	–	34.4	–	–	34.4
Dividends paid	–	–	(61.5)	–	–	–	(61.5)
Amortization of restricted stock, stock option and performance shares expenses	–	30.5	–	–	(19.7)	–	10.8
Issuance of common stock	0.1	–	–	–	–	–	0.1
Employee stock purchase plan	–	1.2	–	–	–	–	1.2
June 30, 2016	$2.1	$8,749.8	$2,656.9	$(107.7)	$(177.0)	$0.5	$11,124.6
December 31, 2014	$2.0	$8,603.6	$1,615.7	$(133.9)	$(1,018.5)	$(5.4)	$9,063.5
Net income	–	–	219.0	–	–	(0.1)	218.9
Other comprehensive loss, net of tax	–	–	–	(24.9)	–	–	(24.9)
Dividends paid	–	–	(53.6)	–	–	–	(53.6)
Amortization of restricted stock, stock option and performance shares expenses	–	37.5	–	–	(21.6)	–	15.9
Repurchase of common stock	–	–	–	–	(392.7)	–	(392.7)
Employee stock purchase plan	–	1.0	–	–	–	–	1.0
Purchase of noncontrolling interest and distribution of earnings and capital	–	(26.5)	–	–	–	6.0	(20.5)
June 30, 2015	$2.0	$8,615.6	$1,781.1	$(158.8)	$(1,432.8)	$0.5	$8,807.6

The accompanying notes are an integral part of these consolidated financial statements.

Item 1.  Consolidated Financial Statements  5

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (dollars in millions)

	Six Months Ended June 30,
	2016	2015
Cash Flows From Operations
Net income	$161.0	$219.0
Adjustments to reconcile net income to net cash flows from operations:
Provision for credit losses	127.4	53.0
Net depreciation, amortization and (accretion)	397.2	388.5
Net gains on asset sales	(40.6)	(45.6)
Provision for deferred income taxes	83.1	53.0
(Increase) decrease in finance receivables held for sale	244.3	(148.8)
Reimbursement of OREO expense from FDIC	4.4	–
(Increase) decrease in other assets	(4.3)	54.6
Increase (decrease) in other liabilities	43.3	(169.4)
Net cash flows provided by operations	1,015.8	404.3
Cash Flows From Investing Activities
Changes in loans, net	(47.4)	(720.7)
Purchases of investment securities	(1,852.8)	(5,061.6)
Proceeds from maturities of investment securities	1,624.1	4,814.6
Proceeds from asset and receivable sales	838.5	781.9
Purchases of assets to be leased and other equipment	(899.0)	(973.6)
Net decrease in short-term factoring receivables	(129.1)	91.7
Purchases of restricted stock	–	(2.7)
Proceeds from redemption of restricted stock	2.2	–
Payments to the FDIC under loss share agreements	(2.1)	–
Proceeds from the FDIC under loss share agreements and participation agreements	59.8	–
Proceeds from sale of OREO, net of repurchases	72.7	–
Net change in restricted cash	26.7	167.4
Net cash flows used in investing activities	(306.4)	(903.0)
Cash Flows From Financing Activities
Proceeds from the issuance of term debt	4.2	956.8
Repayments of term debt	(905.2)	(3,020.0)
Proceeds from FHLB advances	1,645.5	64.1
Repayments of FHLB debt	(1,768.0)	(3.5)
Net increase in deposits	102.6	1,412.5
Collection of security deposits and maintenance funds	168.5	137.7
Use of security deposits and maintenance funds	(58.3)	(69.0)
Repurchase of common stock	–	(392.7)
Dividends paid	(61.5)	(53.6)
Purchase of noncontrolling interest	–	(20.5)
Payments on affordable housing investment credits	(8.1)	–
Net cash flows used in financing activities	(880.3)	(988.2)
Decrease in unrestricted cash and cash equivalents	(170.9)	(1,486.9)
Unrestricted cash and cash equivalents, beginning of period	7,470.6	6,155.5
Unrestricted cash and cash equivalents, end of period	$7,299.7	$4,668.6
Supplementary Cash Flow Disclosure
Interest paid	$(579.9)	$(538.3)
Federal, foreign, state and local income taxes (paid) collected, net	$(6.4)	$(17.7)
Supplementary Non Cash Flow Disclosure
Transfer of assets from held for investment to held for sale	$1,528.3	$397.7
Transfer of assets from held for sale to held for investment	$76.8	$43.5
Deposits on flight equipment purchases applied to acquisition of flight equipment purchases, capitalized interest, and buyer furnished equipment	$179.9	$176.1
Transfers of assets from held for investment to OREO	$45.3	$–

The accompanying notes are an integral part of these consolidated financial statements.

6   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CIT Group Inc., together with its subsidiaries (collectively “CIT” or, the “Company”), has provided financial solutions to its clients since its formation in 1908. The Company provides financing, leasing and advisory services principally to middle market companies in a wide variety of industries primarily in North America, and equipment financing and leasing solutions to the transportation industry worldwide. CIT is a bank holding company (“BHC”) and a financial holding company (“FHC”). Through its bank subsidiary, CIT Bank, N.A., CIT provides a full range of commercial and consumer banking and related services to customers through 70 branches located in Southern California and its online bank, bankoncit.com.

CIT is regulated by the Board of Governors of the Federal Reserve System (“FRB”) and the Federal Reserve Bank of New York (“FRBNY”) under the U.S. Bank Holding Company Act of 1956, as amended. CIT Bank, N.A. is regulated by the Office of the Comptroller of the Currency, U.S. Department of the Treasury (“OCC”).

BASIS OF PRESENTATION

Basis of Financial Information

These consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial information and accordingly do not include all information and note disclosures required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. The financial statements in this Form 10-Q, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of CIT’s financial position, results of operations and cash flows in accordance with GAAP. These consolidated financial statements should be read in conjunction with our Form 10-K for the year ended December 31, 2015, which is on file with the U.S. Securities and Exchange Commission. Effective March 31, 2016, CIT re-organized its reportable operating segments to Commercial Banking, Transportation Finance, Consumer and Community Banking and Non-Strategic Portfolios. Refer to Note 17 — Business Segment Information for further discussion.

The accounting and financial reporting policies of CIT Group Inc. conform to GAAP and the preparation of the consolidated financial statements requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates and assumptions. Some of the more significant estimates include: allowance for loan losses, loan impairment, fair value determination, lease residual values, liabilities for uncertain tax positions, realizability of deferred tax assets, purchase accounting adjustments, indemnification assets, goodwill, intangible assets, and contingent liabilities, including amounts associated with the discontinued operation. Additionally where applicable, the policies conform to accounting and reporting guidelines prescribed by bank regulatory authorities.

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

The results for the quarter and six months ended June 30, 2016 contain activity of OneWest Bank, National Association (“OneWest Bank”), acquired on August 3, 2015, whereas no OneWest Bank activity for the comparable periods in 2015 are included. See Note 2 — Acquisition and Disposition Activities for details. The current period’s results of operations do not necessarily indicate the results that may be expected for any other interim period or for the full year as a whole.

Discontinued Operations

The Financial Freedom business, a division of CIT Bank, N.A. (formerly a division of OneWest Bank) that services reverse mortgage loans, was acquired as part of the OneWest Transaction. Pursuant to ASC 205-20, the Financial Freedom business was reflected as discontinued operations as of the August 3, 2015 OneWest Transaction and in the subsequent periods. The business includes the entire third party servicing of reverse mortgage operations, which consist of personnel, systems and servicing assets. The assets of discontinued operations primarily include Home Equity Conversion Mortgage (“HECM”) loans and servicing advances. The liabilities of discontinued operations include reverse mortgage servicing liabilities, which relates primarily to loans serviced for third party investors, secured borrowings and contingent liabilities. Unrelated to the Financial Freedom business, continuing operations includes a portfolio of reverse mortgages, which is reported in the Consumer and Community Banking segment.

In addition to the mortgage servicing rights, discontinued operations reflect HECM loans, which were pooled and securitized in the form of GNMA HMBS and sold into the secondary market with servicing retained. These HECM loans are insured by the Federal Housing Administration (“FHA”). Based upon the structure of the GNMA HMBS securitization program, the Company has determined that the HECM loans transferred into the program had not met all of the requirements for sale accounting and therefore, has accounted for these transfers as a financing transaction. Under a financing transaction, the transferred loans remain

Item 1.  Consolidated Financial Statements  7

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

on the Company’s statement of financial position and the proceeds received are recorded as a secured borrowing.

Discontinued Operations are discussed in Note 2 — Acquisition and Disposition Activities.

Revisions of Previously Issued Statements of Cash Flows

In preparing the financial statements for the six months ended June 30, 2016, the Company discovered and corrected immaterial errors impacting the classification of certain balances between line items and categories presented in the Consolidated Statements of Cash Flows. The most significant of these errors related to classification issues between the operating and investing sections. The Company has evaluated the impact of the errors and has concluded that individually and in the aggregate, the errors were not material to any previously issued Statement of Cash Flows. However, the Company has elected to revise the Statements of Cash Flows for the six months ended June 30, 2015, in this filing, and will revise previously issued balances in the Statements of Cash Flows when they are next filed in the Company’s Form 10-Q for the quarters ended September 30, 2016 and March 31, 2017, and in the Form 10-K for the year ended December 31, 2016.

The amounts presented comparatively for the six months ended June 30, 2015 have been revised for these misclassifications. For the six months ended June 30, 2015, the misclassifications resulted in an overstatement of net cash flows provided by operations of $26 million, an understatement of net cash flows used in investing activities of $17 million, and an overstatement of net cash flows used in financing activities of $43 million.

These revisions had no impact on the Company’s reported net income, shareholders’ equity, net change in cash, total assets, or total liabilities for any period.

SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are included with the current Form 10-K on file. There were no material changes to these policies during the six months ended June 30, 2016 except for applicable updates to reflect the change in segment and classes.

Accounting Pronouncements Adopted

During the first quarter of 2016, the Company adopted the following Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”):

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

CIT adopted this ASU, effective January 1, 2016, to all awards granted or modified after the effective date. Adoption of this guidance did not have a significant impact on CIT’s financial statements or disclosures.

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

CIT adopted ASU 2015-02, effective January 1, 2016, under the modified retrospective approach. Based on CIT’s re-assessment of its VIEs under the amended guidance, the adoption of this ASU did not have a significant impact on CIT’s financial statements or disclosures.

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

ASU 2015-15 clarified ASU 2015-03, which did not address the balance sheet presentation of debt issuance costs that are either (1) incurred before a debt liability is recognized (e.g., before the debt proceeds are received), or (2) associated with revolving debt arrangements. ASU 2015-15 states that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing deferred debt issuance costs ratably over the term of the LOC arrangement, regardless of whether there are outstanding borrowings under that LOC arrangement.

In accordance with the new guidance, CIT reclassified deferred debt costs previously included in other assets to borrowings in the first quarter of 2016 and conformed prior periods. The adoption of this guidance did not have a significant impact on CIT’s financial statements or disclosures.

Recent Accounting Pronouncements

The following accounting pronouncements have been issued by the FASB but are not yet effective:

■	ASU 2014-09, Revenue from contracts with customers (Topic 606;)
■	ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern;
■	ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date;
■	ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities;
■	ASU 2016-02, Leases (Topic 842);
■	ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships;
■	ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments;
■	ASU 2016-07, Investments — Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting;

Item 1.  Consolidated Financial Statements  9

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

■	ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net);
■	ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting;
■	ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing;
■	ASU 2016-11: Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC guidance because of ASU 2014-09 and ASU 2014-16 pursuant to staff announcements at the March 3, 2016 EITF meeting;
■	ASU 2016-12: Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and
■	ASU 2016-13: Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

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

Financial Instruments

ASU 2016-01 addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The main objective is enhancing the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The amendments to current GAAP are summarized as follows:

■	Supersede current guidance to classify equity securities into different categories (i.e., trading or available-for-sale);
■	Require equity investments to be measured at fair value with changes in fair value recognized in net income, rather than other comprehensive income. This excludes those investments accounted for under the equity method, or those that result in consolidation of the investee;
■	Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment (similar to goodwill);
■	Eliminate the requirement to disclose the method(s) and significant assumptions used to estimate fair value that is required to be disclosed for financial instruments measured at amortized cost;
■	Require the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes;
■	Require an entity to present separately in other comprehensive income the portion of the change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with fair value option for financial instruments;
■	Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities, or loans and receivables) on the balance sheet or accompanying notes to the financial statements;
■	Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.

For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. CIT is currently evaluating the impact of adopting this amendment on its financial instruments.

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

ASU 2016-11 rescinds certain SEC guidance from the FASB Accounting Standards Codification in response to announcements made by the SEC staff at the EITF’s March 3, 2016, meetings. Specifically, the ASU supersedes SEC observer comments upon the adoption of ASU 2014-09 on topics related to revenue and expense recognition for freight services in process, and accounting for shipping and handling fees and costs, consideration given by a vendor to a customer, and gas-balancing arrangements.

ASU 2016-12 amends certain aspects of ASU 2014-09, which includes the following:

■	Collectability — ASU 2016-12 clarifies the objective of the entity’s collectability assessment and contains new guidance on when an entity would recognize as revenue consideration it receives if the entity concludes that collectability is not probable;
■	Presentation of sales tax and other similar taxes collected from customers — Entities are permitted to present revenue net of sales taxes collected on behalf of governmental authorities (i.e., to exclude from the transaction price sales taxes that meet certain criteria);
■	Noncash consideration — An entity’s calculation of the transaction price for contracts containing noncash consideration would include the fair value of the noncash consideration to be received as of the contract inception date. Further, subsequent changes in the fair value of noncash consideration after contract inception would be subject to the variable consideration constraint only if the fair value varies for reasons other than its form;
■	Contract modifications and completed contracts at transition — The ASU establishes a practical expedient for contract modifications at transition and defines completed contracts as those for which all (or substantially all) revenue was recognized under the applicable revenue guidance before the new revenue standard was initially applied;
■	Transition technical correction — Entities that elect to use the full retrospective transition method to adopt the new revenue standard would no longer be required to disclose the effect of the change in accounting principle on the period of adoption; however, entities would still be required to disclose the effects on pre-adoption periods that were retrospectively adjusted.

12   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The effective date and transition of ASU 2016-08, 2016-10, 2016-11 and 2016-12 aligns with ASU 2014-09, as amended by ASU 2015-14, effective for fiscal years beginning after December 15, 2017.

CIT is currently reviewing the impact of adoption of these ASUs and has not determined the method of adoption or the effect of the standard on its ongoing financial reporting.

Stock Compensation

ASU 2016-09 simplifies several aspects of the accounting for share-based payment award transactions to employees, including:

■	Require companies to record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement; a Company would account for excess tax benefits and deficiencies as discrete items in the period in which they occur (i.e., they would be excluded from the estimated annual effective tax rate).
■	Eliminate the requirement that excess tax benefits be realized (i.e., reduce income taxes payable) before being recognized, and to require excess tax benefits to be presented as an operating activity in the statement of cash flows.
■	Use employee’s shares to satisfy the employers’ statutory income tax withholding obligation. The threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions. Cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity.
■	An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur.

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

Credit Losses

ASU 2016-13 introduces a forward-looking “expected loss” model (the “Current Expected Credit Losses” (CECL) model) to estimate credit losses on certain types of financial instruments and modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination.

CECL Model

The CECL model will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes loans, held-to-maturity debt securities, loan commitments, financial guarantees, and net investments in leases, as well as reinsurance and trade receivables. Upon initial recognition of the exposure, the CECL model requires an entity to estimate the credit losses expected over the life of an exposure. The estimate of expected credit losses should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments. Financial instruments with similar risk characteristics should be grouped together when estimating expected credit losses. The ASU does not prescribe a specific method to make the estimate so its application will require significant judgment. Generally, the initial estimate of the expected credit losses and subsequent changes in the estimate will be reported in current earnings. The expected credit losses will be recorded through an allowance for loan and lease losses (ALLL) in the statement of financial position.

AFS Debt Securities

The FASB made targeted improvements to the existing other-than-temporary impairment (OTTI) model in ASC 320 for certain AFS debt securities to eliminate the concept of “other-than-temporary” from that model. The new model will require an estimate of expected credit losses only when the fair value is below the amortized cost of the asset. The notable changes under the ASU include:

■	Use of an ALLL approach (versus permanently writing down the security’s cost basis) for impairment;
■	Limit the ALLL to the amount at which the security’s fair value is less than its amortized cost basis;
■	Removing the consideration for the length of time fair value has been less than amortized cost when assessing credit loss;
■	Removing the consideration for recoveries in fair value after the balance sheet date when assessing whether a credit loss exists.

Item 1.  Consolidated Financial Statements  13

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Purchased Financial Assets with Credit Deterioration

The purchased financial assets with credit deterioration (PCD) model applies to purchased financial assets (measured at amortized cost or AFS) that have experienced more than insignificant credit deterioration since origination. This represents a change from the scope of what are considered purchased credit-impaired (PCI) assets in ASC 310-30 under current GAAP. The initial estimate of expected credit losses for a PCD would be recognized through an ALLL with an offset to the cost basis of the related financial asset at acquisition (i.e., increases the cost basis of the asset, the “gross-up” approach with no impact to net income at initial recognition). Subsequently, the accounting will follow the applicable CECL or AFS debt security impairment model with all adjustments of the ALLL recognized through earnings. Beneficial interests classified as held-to-maturity or AFS will need to apply the PCD model if the beneficial interest meets the definition of PCD or if there is a significant difference between contractual and expected cash flows at initial recognition.

This guidance also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the ALLL. In addition, public business entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination (i.e., by vintage year).

Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted (modified-retrospective approach). A prospective transition approach is required for debt securities for which an OTTI had been recognized before the effective date. A prospective transition approach should be used for PCD assets where upon adoption; the amortized cost basis should be adjusted to reflect the addition of the allowance for credit losses.

The ASU will be effective in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption of the guidance will be permitted for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. CIT is currently evaluating the effect of this ASU on its financial statements and disclosures.

NOTE 2 — ACQUISITION AND DISPOSITION ACTIVITIES

ACQUISITIONS

During 2015, the Company completed the following significant business acquisition.

OneWest Transaction

Effective August 3, 2015, CIT acquired IMB HoldCo, LLC (“IMB”), the parent company of OneWest Bank. CIT Bank, a Utah-state chartered bank and a wholly owned subsidiary of CIT, merged with and into OneWest Bank, with OneWest Bank surviving as a wholly owned subsidiary of CIT with the name CIT Bank, National Association. CIT paid approximately $3.4 billion as consideration, comprised of approximately $1.9 billion in cash proceeds, approximately 30.9 million shares of CIT Group Inc. common stock (valued at approximately $1.5 billion at the time of closing), and approximately 168,000 restricted stock units of CIT (valued at approximately $8 million at the time of closing). Total consideration also included $116 million of cash retained by CIT as a holdback for certain potential liabilities relating to IMB and $2 million of cash for expenses of the holders’ representative. The acquisition was accounted for as a business combination, subject to the provisions of ASC 805-10-50, Business Combinations.

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

DISCONTINUED OPERATION

Reverse Mortgage Servicing

The Financial Freedom business, a division of CIT Bank (formerly a division of OneWest Bank) that services reverse mortgage loans, was acquired in conjunction with the OneWest Transaction. Pursuant to ASC 205-20, the Financial Freedom business is reflected as discontinued operations. The business includes the entire third party servicing of reverse mortgage operations, which consist of personnel, systems and servicing assets. The assets of discontinued operations primarily include Home Equity Conversion Mortgage (“HECM”) loans and servicing advances. The liabilities of discontinued operations include reverse mortgage servicing liabilities, which relates primarily to loans serviced for third party investors, secured borrowings and contingent liabilities. In addition, continuing operations includes a portfolio of reverse mortgages, which are recorded in the Legacy Consumer Mortgage division of the Consumer and Community Banking segment, and are serviced by Financial Freedom. Based on the Company’s continuing assessment of market participants costs to service and contemplation of recent industry servicing practice changes, the Company’s value for the reverse MSRs was a negative $10 million at June 30, 2016, which is unchanged from December 31, 2015.

As a mortgage servicer of residential reverse mortgage loans, the Company is exposed to contingent liabilities for breaches of servicer obligations as set forth in industry regulations established by the Department of Housing and Urban Development (“HUD”) and the Federal Housing Administration (“FHA”) and in servicing agreements with the applicable counterparties, such as third party investors.

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

As disclosed in CIT’s Form 10-K for fiscal year 2015, CIT determined that there was a material weakness related to the HECM interest curtailment reserve included in the contingent servicing-related liability associated with this business. During the quarter ended June 30, 2016, as a result of the ongoing review to remediate the material weakness and taking into consideration the investigation being conducted by the Office of Inspector General (“OIG”) for the HUD, the Company recorded additional reserves, due to a change in estimate, of approximately $230 million, which is net of a corresponding increase in the indemnification receivable from the FDIC noted in the paragraph below. While the Company believes that such accrued liabilities are adequate, it is reasonably possible that such liabilities could ultimately exceed the Company’s reserve for probable and reasonably estimable losses by up to $10 million as of June 30, 2016, which decreased by $30 million from December 31, 2015.

A corresponding indemnification receivable from the FDIC of $91 million and $66 million at June 30, 2016 and December 31, 2015, respectively, was recognized for the loans covered by indemnification agreements with the FDIC reported in continuing operations. The indemnification receivable is measured using the same assumptions used to measure the indemnified item (contingent liability) subject to management’s assessment of the collectability of the indemnification asset and any contractual limitations on the indemnified amount.

Condensed Balance Sheet of Discontinued Operation (dollars in millions)

	June 30, 2016	December 31, 2015
Net Finance Receivables(1)	$413.5	$449.5
Other assets(2)	55.6	51.0
Assets of discontinued operations	$469.1	$500.5

Secured borrowings(1)	$405.8	$440.6
Other liabilities(3)	511.3	255.6
Liabilities of discontinued operations	$917.1	$696.2
(1)	Net finance receivables include $404.8 million and $440.2 million of securitized balances at June 30, 2016 and December 31, 2015, respectively, and $8.7 million and $9.3 million of additional draws awaiting securitization respectively. Secured borrowings relate to those receivables.
(2)	Amount includes servicing advances, servicer receivables and property and equipment, net of accumulated depreciation.
(3)	Other liabilities include contingent liabilities, reverse mortgage servicing liabilities and other accrued liabilities.

The results from discontinued operations for the quarter and six months ended June 30, 2016 is presented below. There was no activity from discontinued operations in the prior year quarter.

Condensed Statements of Operations (dollars in millions)

	June 30, 2016
	Quarter Ended	Six Months Ended
Interest income(1)	$3.0	$5.9
Interest expense(1)	(2.7)	(5.7)
Other income	8.7	17.5
Operating expenses(2)	(245.3)	(261.5)
Loss from discontinued operation before benefit for income taxes	(236.3)	(243.8)
Benefit for income taxes(3)	69.3	72.0
Loss from discontinued operation, net of taxes	$(167.0)	$(171.8)
(1)	Includes amortization for the premium associated with the HECM loans and related secured borrowings.
(2)	For the quarter and six months ended June 30, 2016, operating expense is comprised of $5.1 million and $5.9 million, respectively, in salaries and benefits, $5.7 million and $9.5 million, respectively, in professional and legal services, and $3.6 million and $7.1 million, respectively, for other expenses such as data processing, premises and equipment, and miscellaneous charges. In addition, operating expenses includes the current quarter’s increase to the servicing-related reserve of approximately $230 million, which is net of a corresponding increase in the indemnification receivable from the FDIC.
(3)	The Company’s tax rate for discontinued operations is 30% for the quarter ended June 30, 2016.

Condensed Statement of Cash Flows (dollars in millions)

Six Months Ended June 30, 2016
Net cash flows used for operations	$(20.6)
Net cash flows provided by investing activities	45.8

NOTE 3 — LOANS

The following tables and data as of June 30, 2016 include the loan balances acquired in the OneWest Transaction, which were recorded at fair value at the time of the acquisition (August 3, 2015). See Note 2 — Acquisition and Disposition Activities in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2015 for details of the OneWest Transaction.

Item 1.  Consolidated Financial Statements  15

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Finance receivables, excluding those reflected as discontinued operations, consist of the following:

Finance Receivables by Product (dollars in millions)

	June 30, 2016	December 31, 2015
Commercial loans	$20,538.2	$21,380.9
Direct financing leases and leveraged leases	3,154.4	3,427.5
Total commercial	23,692.6	24,808.4
Consumer loans	6,764.2	6,863.3
Total finance receivables	30,456.8	31,671.7
Finance receivables held for sale(1)	2,223.6	1,985.1
Finance receivables and held for sale receivables(1)	$32,680.4	$33,656.8
(1)	Assets held for sale on the Balance Sheet at June 30, 2016 includes finance receivables and operating lease equipment primarily related to portfolios in Canada, China, and Business Air. As discussed in subsequent tables, since the Company manages the credit risk and collections of finance receivables held for sale consistently with its finance receivables held for investment, the aggregate amount is presented in this table.

The following table presents finance receivables by segment, based on obligor location:

Finance Receivables (dollars in millions)

	June 30, 2016			December 31, 2015
	Domestic	Foreign	Total	Domestic	Foreign	Total
Transportation Finance	$653.3	$1,959.8	$2,613.1	$815.1	$2,727.0	$3,542.1
Commercial Banking	20,374.3	335.5	20,709.8	20,607.9	321.3	20,929.2
Consumer and Community Banking(1)	7,133.9	–	7,133.9	7,200.4	–	7,200.4
Total	$28,161.5	$2,295.3	$30,456.8	$28,623.4	$3,048.3	$31,671.7
(1)	The Consumer and Community Banking segment includes certain commercial loans, primarily consisting of a portfolio of Small Business Administration (SBA) loans. These loans are excluded from the Consumer loan balance and included in the Commercial loan balances in the tables throughout this note.

The following table presents selected components of the net investment in finance receivables:

Components of Net Investment in Finance Receivables (dollars in millions)

	June 30, 2016	December 31, 2015
Unearned income	$(841.2)	$(870.4)
Unamortized premiums / (discounts)	(44.9)	(34.0)
Accretable yield on Purchased Credit-Impaired (“PCI”) loans	1,274.8	1,294.0
Net unamortized deferred costs and (fees)(1)	46.6	42.9
(1)	Balance relates to Commercial Banking and Transportation Finance segments.

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

Commercial Finance and Held for Sale Receivables — Risk Rating by Class / Segment (dollars in millions)

Grade:	Pass	Special Mention	Classified- accruing	Classified- non-accrual	PCI Loans	Total
June 30, 2016
Transportation Finance
Aerospace	$1,363.4	$134.0	$32.9	$18.2	$–	$1,548.5
Rail	105.4	1.2	0.3	–	–	106.9
Maritime Finance	891.0	374.7	365.7	–	–	1,631.4
Total Transportation	2,359.8	509.9	398.9	18.2	–	3,286.8
Commercial Banking
Commercial Finance	7,460.3	703.8	619.6	145.1	45.4	8,974.2
Real Estate Finance	5,231.6	177.3	70.3	7.1	79.8	5,566.1
Business Capital	5,833.9	488.0	263.7	55.6	–	6,641.2
Total Commercial Banking	18,525.8	1,369.1	953.6	207.8	125.2	21,181.5
Consumer & Community Banking
Other Consumer Banking(1)	334.1	12.4	18.9	–	4.4	369.8
Non- Strategic Portfolios	872.1	57.2	65.9	45.1	–	1,040.3
Total	$22,091.8	$1,948.6	$1,437.3	$271.1	$129.6	$25,878.4
December 31, 2015
Transportation Finance
Aerospace	$1,635.7	$65.0	$46.2	$15.4	$–	$1,762.3
Rail	118.9	1.4	0.6	–	–	120.9
Maritime Finance	1,309.0	162.0	207.4	–	–	1,678.4
Total Transportation Finance	3,063.6	228.4	254.2	15.4	–	3,561.6
Commercial Banking
Commercial Finance	8,215.0	626.4	389.9	131.5	69.4	9,432.2
Real Estate Finance	5,143.2	97.6	18.6	3.6	94.6	5,357.6
Business Capital	5,649.0	517.0	320.1	56.0	–	6,542.1
Total Commercial Banking	19,007.2	1,241.0	728.6	191.1	164.0	21,331.9
Consumer & Community Banking
Other Consumer Banking(1)	300.6	12.1	18.3	–	5.3	336.3
Non- Strategic Portfolios	1,286.3	115.4	60.1	56.0	–	1,517.8
Total	$23,657.7	$1,596.9	$1,061.2	$262.5	$169.3	$26,747.6
(1)	The Consumer and Community Banking segment includes certain commercial loans, primarily consisting of a portfolio of Small Business Administration (SBA) loans. These loans are excluded from the Consumer loan balance and included in the Commercial loan balances.

Item 1.  Consolidated Financial Statements  17

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

The following table provides a summary of the consumer portfolio credit quality. The amounts represent the carrying value, which differ from unpaid principal balances, and include the premiums or discounts and the accretable yield and non-accretable difference for PCI loans recorded in purchase accounting. Included in the consumer finance receivables are “covered loans” for which the Company can be reimbursed for a substantial portion of future losses under the terms of loss sharing agreements with the FDIC if losses occur within the indemnification period. Covered loans are discussed further in Note 5 — Indemnification Assets.

Included in the consumer loan balances as of June 30, 2016 and December 31, 2015, were loans with terms that permitted negative amortization with an unpaid principal balance of $849 million and $966 million, respectively.

Consumer Loan LTV Distribution (dollars in millions)

	Single Family Residential					Reverse Mortgage
	Covered Loans		Non-covered Loans		Total Single Family	Covered Loans	Non-covered Loans		Total Reverse	Total Consumer
LTV Range	Non- PCI	PCI	Non- PCI	PCI	Residential	Non- PCI	Non- PCI	PCI	Mortgages	Loans
June 30, 2016
Greater than 125%	$0.8	$320.6	$14.3	$–	$335.7	$0.8	$6.7	$35.5	$43.0	$378.7
101% – 125%	2.4	536.5	10.2	–	549.1	1.2	9.8	11.5	22.5	571.6
80% – 100%	321.6	565.6	25.5	–	912.7	26.9	38.8	8.3	74.0	986.7
Less than 80%	1,601.6	861.5	1,607.6	9.0	4,079.7	424.1	311.8	10.3	746.2	4,825.9
Not Applicable(1)	–	–	1.3	–	1.3	–	–	–	–	1.3
Total	$1,926.4	$2,284.2	$1,658.9	$9.0	$5,878.5	$453.0	$367.1	$65.6	$885.7	$6,764.2
December 31, 2015
Greater than 125%	$1.1	$395.6	$0.8	$15.7	$413.2	$1.0	$3.9	$39.3	$44.2	$457.4
101% – 125%	3.6	619.9	0.2	14.9	638.6	2.5	6.5	17.0	26.0	664.6
80% – 100%	449.3	552.1	14.3	11.4	1,027.1	26.5	37.4	7.0	70.9	1,098.0
Less than 80%	1,621.0	829.3	1,416.1	12.9	3,879.3	432.6	312.5	11.1	756.2	4,635.5
Not Applicable(1)	–	–	7.8	–	7.8	–	–	–	–	7.8
Total	$2,075.0	$2,396.9	$1,439.2	$54.9	$5,966.0	$462.6	$360.3	$74.4	$897.3	$6,863.3
(1)	Certain Consumer Loans do not have LTV’s, including the Credit Card portfolio.

Covered loans are limited to the Consumer and Community Banking segment. The following table summarizes the covered loans (single family residential and reverse mortgages) as of June 30, 2016:

Covered Loans (dollars in millions)

	PCI	Non-PCI	Total
Consumer and Community Banking loans HFI at carrying value	$2,284.2	$2,379.4	$4,663.6

18   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Past Due and Non-accrual Loans

The table that follows presents portfolio delinquency status, regardless of accrual/non-accrual classification:

Past Due Finance and Held for Sale Receivables (dollars in millions)

	Past Due
	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater	Total Past Due	Current(1)	PCI Loans(2)	Total Finances Receivables
June 30, 2016
Transportation Finance
Aerospace	$–	$0.5	$18.2	$18.7	$1,529.8	$–	$1,548.5
Rail	0.3	1.2	2.0	3.5	103.4	–	106.9
Maritime Finance	–	–	–	–	1,631.4	–	1,631.4
Total Transportation Finance	0.3	1.7	20.2	22.2	3,264.6	–	3,286.8
Commercial Banking
Commercial Finance	15.7	45.7	20.3	81.7	8,847.1	45.4	8,974.2
Real Estate Finance	1.5	–	–	1.5	5,484.8	79.8	5,566.1
Business Capital	97.4	32.9	20.4	150.7	6,490.5	–	6,641.2
Total Commercial Banking	114.6	78.6	40.7	233.9	20,822.4	125.2	21,181.5
Consumer & Community Banking
Legacy Consumer Mortgages	19.9	7.1	38.1	65.1	2,767.5	2,358.8	5,191.4
Other Consumer Banking	8.2	1.4	0.9	10.5	1,965.5	4.4	1,980.4
Total Consumer & Community Banking	28.1	8.5	39.0	75.6	4,733.0	2,363.2	7,171.8
Non-Strategic Portfolios	15.7	6.8	16.1	38.6	1,001.7	–	1,040.3
Total	$158.7	$95.6	$116.0	$370.3	$29,821.7	$2,488.4	$32,680.4
December 31, 2015
Transportation Finance
Aerospace	$1.4	$–	$15.4	$16.8	$1,745.5	$–	$1,762.3
Rail	8.5	2.0	2.1	12.6	108.3	–	120.9
Maritime Finance	–	–	–	–	1,678.4	–	1,678.4
Total Transportation Finance	9.9	2.0	17.5	29.4	3,532.2	–	3,561.6
Commercial Banking
Commercial Finance	–	–	20.5	20.5	9,342.3	69.4	9,432.2
Real Estate Finance	1.9	–	0.7	2.6	5,260.4	94.6	5,357.6
Business Capital	131.1	32.8	26.8	190.7	6,351.4	–	6,542.1
Total Commercial Banking	133.0	32.8	48.0	213.8	20,954.1	164.0	21,331.9
Consumer & Community Banking
Legacy Consumer Mortgages	15.8	1.7	4.1	21.6	2,923.8	2,526.2	5,471.6
Other Consumer Banking	2.7	0.3	0.4	3.4	1,765.2	5.3	1,773.9
Total Consumer & Community Banking	18.5	2.0	4.5	25.0	4,689.0	2,531.5	7,245.5
Non-Strategic Portfolios	18.7	22.1	33.7	74.5	1,443.3	–	1,517.8
Total	$180.1	$58.9	$103.7	$342.7	$30,618.6	$2,695.5	$33,656.8
(1)	Due to their nature, reverse mortgage loans are included in Current, as they do not have contractual payments due at a specified time.
(2)	PCI loans are written down at acquisition to their fair value using an estimate of cash flows deemed to be collectible. Accordingly, such loans are no longer classified as past due or non-accrual even though they may be contractually past due as we expect to fully collect the new carrying values of these loans.

Item 1.  Consolidated Financial Statements  19

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

The following table sets forth non-accrual loans, assets received in satisfaction of loans (OREO and repossessed assets) and loans 90 days or more past due and still accruing.

Finance Receivables on Non-Accrual Status (dollars in millions)

	June 30, 2016			December 31, 2015
	Held for Investment	Held for Sale	Total	Held for Investment	Held for Sale	Total
Transportation Finance
Aerospace	$–	$18.2	$18.2	$15.4	$–	$15.4
Total Transportation Finance	–	18.2	18.2	15.4	–	15.4
Commercial Banking
Commercial Finance	135.6	9.5	145.1	120.5	11.0	131.5
Real Estate Finance	7.1	–	7.1	3.6	–	3.6
Business Capital	55.6	–	55.6	56.0	–	56.0
Total Commercial Banking	198.3	9.5	207.8	180.1	11.0	191.1
Consumer & Community Banking
Legacy Consumer Mortgages	11.7	–	11.7	4.2	0.6	4.8
Other Consumer Banking	–	–	–	–	0.4	0.4
Total Consumer & Community Banking	11.7	–	11.7	4.2	1.0	5.2
Non-Strategic Portfolios	–	45.1	45.1	–	56.0	56.0
Total	$210.0	$72.8	$282.8	$199.7	$68.0	$267.7
OREO and repossessed assets			91.6			127.3
Total non-performing assets			$374.4			$395.0
Commercial loans past due 90 days or more accruing			$7.9			$15.6
Consumer loans past due 90 days or more accruing			27.3			0.2
Total Accruing loans past due 90 days or more			$35.2			$15.8

Payments received on non-accrual financing receivables are generally applied first against outstanding principal, though in certain instances where the remaining recorded investment is deemed fully collectible, interest income is recognized on a cash basis. Reverse mortgages are not included in the non-accrual balances.

The table below summarizes the residential mortgage loans in the process of foreclosure and OREO:

Loans in Process of Foreclosure (dollars in millions)

	June 30, 2016	December 31, 2015
PCI	$241.4	$320.0
Non-PCI	111.5	71.0
Loans in process of foreclosure	$352.9	$391.0
OREO	$86.4	$118.0

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

20   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table contains information about impaired finance receivables and the related allowance for loan losses by class, exclusive of finance receivables that were identified as impaired at the date of the OneWest Transaction (the “Acquisition Date”) for which the Company is applying the income recognition and disclosure guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality), which are disclosed further below in this note. Impaired loans exclude PCI loans.

Impaired Loans (dollars in millions)

				Average Recorded Investment
				Three Months Ended June 30,		Six Months Ended June 30,
	Recorded Investment	Unpaid Principal Balance	Related Allowance	2016	2015	2016	2015
June 30, 2016
With no related allowance recorded:
Transportation Finance
Aerospace	$–	$–	$–	$0.5	$–	$0.3	$–
Commercial Banking
Commercial Finance	9.8	23.9	–	10.0	0.5	11.8	0.8
Business Capital	9.0	22.1	–	8.3	4.9	7.7	5.5
Real Estate Finance	0.8	0.9	–	2.5	–	1.7	–
Non-Strategic Portfolios	–	–	–	–	11.7	–	12.2
With an allowance recorded:
Transportation Finance
Aerospace	–	–	–	–	2.4	5.1	1.6
Commercial Banking
Commercial Finance	126.7	134.6	25.0	132.6	34.2	122.6	32.7
Business Capital	7.8	7.8	4.0	10.4	4.8	10.2	3.2
Real Estate Finance	3.2	3.2	0.4	3.2	–	2.1	–
Non-Strategic Portfolios	–	–	–	–	15.2	–	12.1
Total Impaired Loans(1)	157.3	192.5	29.4	167.5	73.7	161.5	68.1
Total Loans Impaired at Acquisition Date and Convenience Date(2)	2,488.4	3,649.4	7.7	2,524.7	0.1	2,581.6	0.4
Total	$2,645.7	$3,841.9	$37.1	$2,692.2	$73.8	$2,743.1	$68.5

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(3)
December 31, 2015
With no related allowance recorded:
Commercial Banking
Commercial Finance	$15.4	$22.8	$–	$6.5
Business Capital	6.3	9.7	–	5.9
Real Estate Finance	0.2	0.8	–	0.7
Non-Strategic Portfolios	–	–	–	7.3
With an allowance recorded:
Transportation Finance
Aerospace	15.4	15.4	0.4	5.0
Commercial Banking
Commercial Finance	102.6	112.1	22.7	53.2
Business Capital	9.7	11.7	4.7	5.4
Non-Strategic Portfolios	–	–	–	7.3
Total Impaired Loans(1)	149.6	172.5	27.8	91.3
Total Loans Impaired at Acquisition Date and Convenience Date(2)	2,695.5	3,977.3	4.9	1,108.0
Total	$2,845.1	$4,149.8	$32.7	$1,199.3

(1)	Interest income recorded for the three and six months ended June 30, 2016 and the year ended December 31, 2015 while the loans were impaired were $0.5 million, $0.9 million and $1.5 million of which $0.2 million, $0.4 million and $0.5 million was interest recognized using cash-basis method of accounting, respectively. Interest income recorded for the three and six months ended June 30, 2015 while the loans were impaired were $0.2 million and $0.6 million of which $0 was interest recognized using cash-basis method of accounting, respectively.

(2)	Details of finance receivables that were identified as impaired at the Acquisition Date are presented under Loans Acquired with Deteriorated Credit Quality.

(3)	Average recorded investment for the year ended December 31, 2015.

Item 1.  Consolidated Financial Statements  21

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Impairment occurs when, based on current information and events, it is probable that CIT will be unable to collect all amounts due according to contractual terms of the agreement. For commercial loans, the Company has established review and monitoring procedures designed to identify, as early as possible, customers that are experiencing financial difficulty. Credit risk is captured and analyzed based on the Company’s internal probability of obligor default (PD) and loss given default (LGD) ratings. A PD rating is determined by evaluating borrower credit-worthiness, including analyzing credit history, financial condition, cash flow adequacy, financial performance and management quality. An LGD rating is predicated on transaction structure, collateral valuation and related guarantees or recourse. Further, related considerations in determining probability of collection include the following:

■	Instances where the primary source of payment is no longer sufficient to repay the loan in accordance with terms of the related loan document;
■	Lack of current financial data related to the borrower or guarantor;
■	Delinquency status of the loan;
■	Borrowers experiencing problems, such as operating losses, marginal working capital, inadequate cash flow, excessive financial leverage or business interruptions;
■	Loans secured by collateral that is not readily marketable or that has experienced or is susceptible to deterioration in realizable value; and
■	Loans to borrowers in industries or countries experiencing severe economic instability.

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

Loans Acquired with Deteriorated Credit Quality

For purposes of this presentation, the Company is applying the income recognition and disclosure guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality) to loans that were identified as impaired as of the Acquisition Date. PCI loans were initially recorded at estimated fair value with no allowance for loan losses carried over, since the initial fair values reflected credit losses expected to be incurred over the remaining lives of the loans. The acquired loans are subject to the Company’s internal credit review. See Note 4 — Allowance for Loan Losses.

Purchased Credit Impaired Loans(1) (dollars in millions)

June 30, 2016	Unpaid Principal Balance	Carrying Value	Allowance for Loan Losses
Commercial Banking
Commercial Finance	$76.2	$45.4	$0.3
Real Estate Finance	132.6	79.8	2.3
Consumer & Community Banking
Other Consumer Banking	5.7	4.4	–
Legacy Consumer Mortgages	3,434.9	2,358.8	5.1
	$3,649.4	$2,488.4	$7.7

December 31, 2015	Unpaid Principal Balance	Carrying Value	Allowance for Loan Losses
Commercial Banking
Commercial Finance	$115.5	$69.4	$2.5
Real Estate Finance	161.1	94.6	0.6
Consumer & Community Banking
Other Consumer Banking	6.8	5.3	–
Legacy Consumer Mortgages	3,693.9	2,526.2	1.8
	$3,977.3	$2,695.5	$4.9
(1)	PCI loans from prior transactions were not significant and are not included.

22   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes commercial PCI loans within Commercial Banking, which are monitored for credit quality based on internal risk classifications. See previous table Consumer Loan LTV Distributions for credit quality metrics on consumer PCI loans.

	June 30, 2016
(dollars in millions)	Non- criticized	Criticized	Total
Commercial Finance	$4.9	$40.5	$45.4
Real Estate Finance	34.3	45.5	79.8
Total	$39.2	$86.0	$125.2

	December 31, 2015
	Non- criticized	Criticized	Total
Commercial Finance	$5.3	$64.1	$69.4
Real Estate Finance	33.2	61.4	94.6
Total	$38.5	$125.5	$164.0

Non-criticized loans generally include loans that are expected to be repaid in accordance with contractual loan terms. Criticized loans are risk rated as special mention or classified.

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

Changes in the accretable yield for PCI loans are summarized below for the quarter and six months ended June 30, 2016:

(dollars in millions)	June 30, 2016
	Quarter Ended	Six Months Ended
Beginning Balance	$1,279.7	$1,294.0
Accretion into interest income	(51.3)	(100.9)
Reclassification from non-accretable difference	51.1	96.1
Disposals and Other	(4.7)	(14.4)
Balance at June 30, 2016	$1,274.8	$1,274.8

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

CIT uses a consistent methodology across all loans to determine if a modification is with a borrower that has been determined to be in financial difficulty and was granted a concession. Specifically, the Company’s policies on TDR identification include the following examples of indicators used to determine whether the borrower is in financial difficulty:

■	Borrower is in default with CIT or other material creditor
■	Borrower has declared bankruptcy
■	Growing doubt about the borrower’s ability to continue as a going concern
■	Borrower has (or is expected to have) insufficient cash flow to service debt
■	Borrower is de-listing its securities
■	Borrower’s inability to obtain funds from other sources
■	Breach of financial covenants by the borrower.

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

We may require some consumer borrowers experiencing financial difficulty to make trial payments generally for a period of three to four months, according to the terms of a planned permanent modification, to determine if they can perform according to those terms. These arrangements represent trial modifications, which we classify and account for as TDRs. While loans are in trial payment programs, their original terms are not considered modified and they continue to advance through delinquency status and accrue interest according to their original terms. The planned modifications for these arrangements predominantly involve interest rate reductions or other interest rate concessions; however, the exact concession type and resulting financial effect are usually not finalized and do not take effect until the loan is permanently modified. The trial period terms are developed in accordance with our proprietary programs or the U.S. Treasury’s Making Homes Affordable programs for real estate 1-4 family first lien (i.e., Home Affordable Modification Program — HAMP) and junior lien (i.e., Second Lien Modification Program — 2MP) mortgage loans.

At June 30, 2016, the loans in trial modification period were $67.5 million under HAMP, $0.1 million under 2MP and $6.1 million under proprietary programs. Trial modifications with a recorded investment of $71.3 million at June 30, 2016 were accruing loans and $2.5 million were non-accruing loans. Our experience is that substantially all of the mortgages that enter a trial payment period program are successful in completing the program requirements and are then permanently modified at the end of the trial period. Our allowance process considers the impact of those modifications that are probable to occur.

The recorded investment of TDRs, excluding those classified as PCI, at June 30, 2016 and December 31, 2015 was $45.9 million and $40.2 million, of which 81% and 63%, respectively, were on non-accrual. Commercial Banking, NSP and Consumer and Community Banking receivables accounted for 73%, 12% and 15% of the total TDRs, respectively, at June 30, 2016. Commercial Banking and Transportation Finance receivables accounted for 61% and 26% of the total TDRs, respectively at December 31, 2015. There were $2.3 million and $1.4 million as of June 30, 2016 and December 31, 2015, respectively, of commitments to lend additional funds to borrowers whose loan terms have been modified in TDRs.

The recorded investment related to modifications qualifying as TDRs that occurred during the quarters ended June 30, 2016 and 2015 were $6.1 million and $1.7 million, respectively, and $19.8 million and $2.3 million for the six month periods, respectively. The recorded investment at the time of default of TDRs that experience a payment default (payment default is one missed payment), during the quarters ended June 30, 2016 and 2015, and for which the payment default occurred within one year of the modification totaled $2.0 million and $0.1 million, respectively, and $4.1 million and $0.4 million for the six month periods, respectively. The June 30, 2016 defaults related to Commercial Banking, Consumer and Community Banking and Non-Strategic Portfolios and the June 30, 2015 defaults related to Non-Strategic Portfolios.

The financial impact of the various modification strategies that the Company employs in response to borrower difficulties is described below. While the discussion focuses on the 2016 amounts, the overall nature and impact of modification programs were comparable in the prior year.

■	The nature of modifications qualifying as TDR’s based upon recorded investment at June 30, 2016 was comprised of payment deferrals for 6% and covenant relief and/or other for 94%. December 31, 2015 TDR recorded investment was comprised of payment deferrals for 13% and covenant relief and/or other for 87%.
■	Payment deferrals result in lower net present value of cash flows, if not accompanied by additional interest or fees, and increased provision for credit losses to the extent applicable. The financial impact of these modifications is not significant given the moderate length of deferral periods;
■	Interest rate reductions result in lower amounts of interest being charged to the customer, but are a relatively small part of the Company’s restructuring programs. Additionally, in some instances, modifications improve the Company’s economic return through increased interest rates and fees, but are reported as TDRs due to assessments regarding the borrowers’ ability to independently obtain similar funding in the market and assessments of the relationship between modified rates and terms and comparable market rates and terms. The weighted average change in interest rates for all TDRs occurring during the quarters ended June 30, 2016 and 2015 was not significant;
■	Debt forgiveness, or the reduction in amount owed by borrower, results in incremental provision for credit losses, in the form of higher charge-offs. While these types of modifications have the greatest individual impact on the allowance, the amounts of principal

24   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

forgiveness for TDRs occurring during quarters ended June 30, 2016 and 2015 was not significant, as debt forgiveness is a relatively small component of the Company’s modification programs; and
■	The other elements of the Company’s modification programs that are not TDRs, do not have a significant impact on financial results given their relative size, or do not have a direct financial impact, as in the case of covenant changes.

Reverse Mortgages

Consumer loans within continuing operations include an outstanding balance of $885.7 million and $897.3 million at June 30, 2016 and December 31, 2015, respectively, related to the reverse mortgage portfolio, of which $794.8 million and $812.6 million at June 30, 2016 and December 31, 2015, respectively, was uninsured. Reverse mortgage loans are contracts in which a homeowner borrows against the equity in their home and receives cash in one lump sum payment, a line of credit or fixed monthly payments for either a specific term or for as long as the homeowner lives in the home, or a combination of these options. Reverse mortgages feature no recourse to the borrower, no required repayment during the borrower’s occupancy of the home (as long as the borrower complies with the terms of the mortgage), and, in the event of foreclosure, a repayment amount cannot exceed the lesser of either the unpaid principal balance of the loan or the proceeds recovered upon sale of the home. The mortgage balance consists of cash advanced, interest compounded over the life of the loan, capitalized mortgage insurance premiums, and other servicing advances capitalized into the loan.

The uninsured reverse mortgage portfolio consists of approximately 1,900 loans with an average borrowers’ age of 83 years old and an unpaid principal balance of $1,076.3 million at June 30, 2016. The realizable collateral value (the lower of the collectible principal and interest or the estimated value of the home) exceeds the outstanding book balance at June 30, 2016.

Reverse mortgage loans were recorded at fair value on the Acquisition Date. Subsequent to that, we account for uninsured reverse mortgages, which are the majority of the total, in accordance with the instructions provided by the staff of the Securities and Exchange Commission (SEC) entitled “Accounting for Pools of Uninsured Residential Reverse Mortgage Contracts.” Refer to Note 1 of the Company’s most recently filed Annual Report on Form 10-K for further details. To determine the carrying value of these reverse mortgages as of June 30, 2016, the Company used a proprietary model which uses actual cash flow information, actuarially determined mortality assumptions, likelihood of prepayments, and estimated future collateral values (determined by applying externally published market index). In addition, drivers of cash flows include:

1)	Mobility rates — We used the actuarial estimates of contract termination using the Society of Actuaries mortality tables, adjusted for expected prepayments and relocations.
2)	Home Price Appreciation — Consistent with other projections from various market sources, we use the Moody’s baseline forecast at a regional level to estimate home price appreciation on a loan-level basis.

As of June 30, 2016, the Company’s estimated future advances to reverse mortgagors are as follows:

Future Advances (dollars in millions)

Year Ending:
2016	$8.4
2017	14.5
2018	11.9
2019	9.8
2020	8.0
Years 2021 – 2025	21.9
Years 2026 – 2030	6.7
Years 2031 – 2035	1.7
Thereafter	0.4
Total(1),(2)	$83.3
(1)	This table does not take into consideration cash inflows including payments from mortgagors or payoffs based on contractual terms.
(2)	This table includes the reverse mortgages supported by the Company as a result of the IndyMac loss-share agreements with the FDIC. As of June 30, 2016, the Company is responsible for funding up to a remaining $51 million of the total amount. Refer to Note 5 — Indemnification Asset for more information on this agreement and the Company’s responsibilities toward this reverse mortgage portfolio.

Serviced Loans

In conjunction with the OneWest Transaction, the Company services HECM reverse mortgage loans sold to Agencies (Fannie Mae) and securitized into GNMA HMBS pools. HECM loans transferred into the HMBS program have not met all the requirements for sale accounting, and therefore, the Company has accounted for these transfers as a financing transaction with the loans remaining on the Company’s statement of financial position and the proceeds received are recorded as a secured borrowing. The pledged loans and secured borrowings are reported in Assets of discontinued operations and Liabilities of discontinued operations, respectively. See Note 2 — Acquisition and Disposition Activities.

As servicer of HECM loans, the Company is required to repurchase loans out of the HMBS pool upon completion of foreclosure or once the outstanding principal balance is equal to or greater than 98% of the maximum claim amount. Although permitted under the GNMA HMBS program, the Company does not conduct optional repurchases upon the loan reaching a maturity event (i.e., borrower’s death or the property ceases to be the borrower’s principal residence). These HECM loans are repurchased at a price equal to the unpaid principal balance outstanding on the loan plus accrued interest. The repurchase transaction represents extinguishment of debt. As a result, the HECM loan basis and accounting methodology (retrospective effective interest) would carry forward.

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

In the quarter ended June 30, 2016, the Company repurchased $25.0 million (unpaid principal balance) of additional HECM loans, of which $16.4 million were classified as AHFS and the remaining $8.6 million were classified as HFI. As of June 30, 2016, the Company had an outstanding balance of $124.7 million of HECM loans, of which $33.8 million (unpaid principal balance) is classified as AHFS with a remaining purchase discount of $0.1 million and $76.5 million is classified as HFI accounted for as PCI loans with an associated remaining purchase discount of $10.9 million. Serviced loans also include $25.4 million that are classified as HFI, which are accounted for under the effective yield method, with no remaining purchase discount.

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

Allowance for Loan Losses and Recorded Investment in Finance Receivables (dollars in millions)

	Transportation Finance	Commercial Banking	Consumer & Community Banking	Non-Strategic Portfolios	Corporate and Other	Total
Quarter Ended June 30, 2016
Balance — March 31, 2016	$42.7	$347.1	$14.8	$–	$–	$404.6
Provision for credit losses	15.6	11.4	1.1	–	–	28.1
Other(1)	(0.4)	3.8	4.3	–	–	7.7
Gross charge-offs(2)	(6.6)	(38.0)	(0.5)	–	–	(45.1)
Recoveries	–	3.3	0.8	–	–	4.1
Balance — June 30, 2016	$51.3	$327.6	$20.5	$–	$–	$399.4
Six Months Ended June 30, 2016
Balance — December 31, 2015	$39.4	$310.5	$10.3	$–	$–	$360.2
Provision for credit losses	38.3	84.9	4.2	–	–	127.4
Other(1)	(0.2)	(1.3)	5.6	–	–	4.1
Gross charge-offs(2)	(26.2)	(73.8)	(1.2)	–	–	(101.2)
Recoveries	–	7.3	1.6	–	–	8.9
Balance — June 30, 2016	$51.3	$327.6	$20.5	$–	$–	$399.4
Allowance balance at June 30, 2016
Loans individually evaluated for impairment	$–	$29.4	$–	$–	$–	$29.4
Loans collectively evaluated for impairment	51.3	295.6	15.4	–	–	362.3
Loans acquired with deteriorated credit quality(3)	–	2.6	5.1	–	–	7.7
Allowance for loan losses	$51.3	$327.6	$20.5	$–	$–	$399.4
Other reserves(1)	$0.4	$44.3	$0.2	$–	$–	$44.9
Finance receivables at June 30, 2016
Loans individually evaluated for impairment	$–	$157.3	$–	$–	$–	$157.3
Loans collectively evaluated for impairment	2,613.1	20,427.3	4,770.7	–	–	27,811.1
Loans acquired with deteriorated credit quality(3)	–	125.2	2,363.2	–	–	2,488.4
Ending balance	$2,613.1	$20,709.8	$7,133.9	$–	$–	$30,456.8
Percent of loans to total loans	8.6%	68.0%	23.4%	0%	0%	100%

26   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Allowance for Loan Losses and Recorded Investment in Finance Receivables (dollars in millions) (continued)

	Transportation Finance	Commercial Banking	Consumer & Community Banking	Non-Strategic Portfolios	Corporate and Other	Total
Quarter Ended June 30, 2015
Balance — March 31, 2015	$32.7	$285.7	$–	$38.1	$–	$356.5
Provision for credit losses	1.1	18.0	–	(0.7)	–	18.4
Other(1)	0.2	(0.9)	–	0.2	–	(0.5)
Gross charge-offs(2)	(0.7)	(29.8)	–	(3.7)	–	(34.2)
Recoveries	0.1	4.6	–	6.0	–	10.7
Balance — June 30, 2015	$33.4	$277.6	$–	$39.9	$–	$350.9
Six Months Ended June 30, 2015
Balance — December 31, 2014	$26.5	$282.5	$–	$37.4	$–	$346.4
Provision for credit losses	7.5	42.4	–	3.1	–	53.0
Other(1)	–	(2.8)	–	(1.3)	–	(4.1)
Gross charge-offs(2)	(0.7)	(52.4)	–	(7.7)	–	(60.8)
Recoveries	0.1	7.9	–	8.4	–	16.4
Balance — June 30, 2015	$33.4	$277.6	$–	$39.9	$–	$350.9
Allowance balance at June 30, 2015
Loans individually evaluated for impairment	$0.9	$11.6	$–	$5.0	$–	$17.5
Loans collectively evaluated for impairment	32.5	266.0	–	34.9	–	333.4
Loans acquired with deteriorated credit quality(3)	–	–	–	–	–	–
Allowance for loan losses	$33.4	$277.6	$–	$39.9	$–	$350.9
Other reserves(1)	$0.2	$37.5	$–	$0.3	$–	$38.0
Finance receivables at June 30, 2015
Loans individually evaluated for impairment	$4.7	$40.6	$–	$34.3	$–	$79.6
Loans collectively evaluated for impairment	3,134.0	15,071.7	–	1,364.0	–	19,569.7
Loans acquired with deteriorated credit quality(3)	–	–	–	–	–	–
Ending balance	$3,138.7	$15,112.3	$–	$1,398.3	$–	$19,649.3
Percentage of loans to total loans	16.0%	76.9%	0%	7.1%	0%	100%
(1)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit and for deferred purchase agreements, all of which is recorded in Other liabilities. “Other” also includes changes relating to loans that were charged off and reimbursed by the FDIC under the indemnification provided by the FDIC, sales and foreign currency translations.
(2)	Gross charge-offs of amounts specifically reserved in prior periods that were charged directly to the Allowance for loan losses included $15 million and $22 million, for the quarter and six months ended June 30, 2016, respectively, and $5 million for both the quarter and six months ended June 30, 2015. The charge-offs related to Commercial Banking for all periods.
(3)	Represents loans considered impaired as part of the OneWest transaction and are accounted for under the guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality).

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

In connection with the lndyMac, First Federal and La Jolla Transactions, the FDIC indemnified the Company against certain future losses for covered loans. For the IndyMac Transaction, First Federal Transaction and La Jolla Transaction, the loss share agreement covering SFR mortgage loans is set to expire March 2019, December 2019 and February 2020, respectively. In addition, in connection with the IndyMac Transaction, the Company recorded an indemnification receivable for estimated reimbursements due from the FDIC for loss exposure arising from breach in origination and servicing obligations associated with covered reverse mortgage loans sold to the Agencies prior to March 2009 pursuant to the loss share agreement with the FDIC.

Item 1.  Consolidated Financial Statements  27

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Below provides the carrying value of the recognized indemnification assets and related receivable/payable balance with the FDIC associated with indemnified losses under the IndyMac and La Jolla Transactions as of June 30, 2016 and December 31, 2015, respectively.

Indemnification Assets (dollars in millions)

	June 30, 2016
	IndyMac Transaction	La Jolla Transaction	Total
Loan indemnification(1)	$273.8	$–	$273.8
Reverse mortgage indemnification	10.6	–	10.6
Agency claims indemnification(2)	91.1	–	91.1
Total	$375.5	$–	$375.5
Receivable from (Payable to) the FDIC	$7.7	$(0.6)	$7.1

	December 31, 2015
	IndyMac Transaction	La Jolla Transaction	Total
Loan indemnification	$338.6	$0.3	$338.9
Reverse mortgage indemnification	10.3	–	10.3
Agency claims indemnification	65.6	–	65.6
Total	$414.5	$0.3	$414.8
Receivable from (Payable to) the FDIC	$18.6	$(1.9)	$16.7
(1)	As of June 30, 2016, the carrying value of the Indymac loan indemnification decreased by $64.8 million from December 31, 2015, which is comprised of $51.5 million in claim submissions filed with the FDIC during the period, $8.0 million prior period adjustment associated with REO expenses and $5.3 million in other (yield and provision for credit losses adjustments).
(2)	As of June 30, 2016, the carrying value of the Indymac agency claims indemnification increased by $25.5 million, which is primarily attributable to an increase in the amount of servicing-related obligations covered by the loss share agreement related to reverse mortgage loans.

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

SFR Mortgages Indemnification Asset

The FDIC indemnifies the Company against certain credit losses on SFR mortgage loans based on specified thresholds. Prior to the OneWest acquisition, the cumulative losses of the SFR portfolio exceeded the First Loss Tranche ($2.551 billion) with the excess losses reimbursed 80% by the FDIC. As of June 30, 2016, the Company projects the cumulative losses will reach the final loss threshold of “meets or exceeds stated threshold” ($3.826 billion) in July 2017 at which time the excess losses will be reimbursed 95% by the FDIC.

The following table summarizes the submission of qualifying losses (net of recoveries) for reimbursement from the FDIC since inception of the loss share agreement as of June 30, 2016 and December 31, 2015, respectively:

Submission of Qualifying Losses and Reimbursements (dollars in millions)

	June 30, 2016	December 31, 2015
Unpaid principal balance	$4,096.0	$4,372.8
Cumulative losses incurred	3,693.3	3,623.4
Cumulative claims	3,682.8	3,608.4
Cumulative reimbursement	865.0	802.6

Reverse Mortgages Indemnification Asset

The FDIC indemnifies the Company against losses on the first $200.0 million of funds advanced post March 2009, and to fund any advances above $200.0 million.

As of June 30, 2016 and December 31, 2015, $149.1 million and $152.4 million, respectively, had been advanced on the reverse mortgage loans post March 2009. Prior to the OneWest acquisition, the cumulative loss submissions and reimbursements totaled $1.8 million from the FDIC. From August 3, 2015 (the acquisition date of OneWest Bank) through June 30, 2016, the Company was reimbursed $0.8 million from the FDIC for the cumulative losses incurred.

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

The Company had no submitted claims from acquisition date through June 30, 2016. Prior to the OneWest acquisition, the cumulative loss submissions and reimbursements totaled $5.7 million from the FDIC to cover third party claims made by the Agencies for SFR loans.

Reverse mortgage loans sold to the Agencies

The FDIC indemnifies the Company through March 2019 for third party claims made by the Agencies relating to any liabilities or obligations imposed on the seller of HECM loans acquired by the Agencies from IndyMac resulting from servicing errors or servicing obligations prior to March 2009.

The Company had no submitted claims from acquisition date through June 30, 2016. Prior to the OneWest acquisition, the cumulative loss submissions totaled $11.2 million and reimbursements totaled $10.7 million from the FDIC to cover third party claims made by the Agencies for reverse mortgage loans.

First Federal Transaction

The FDIC agreed to indemnify the Company against certain losses on SFR, and commercial loans based on established thresholds.

As of June 30, 2016, the loss share agreements covering the SFR mortgage loans remain in effect (expiring in December 2019) while the agreement covering commercial loans expired (in December 2014). However, pursuant to the terms of the shared-loss agreement, the loss recovery provisions for commercial loans extend for three years past the expiration date (December 2017). The loss thresholds apply to the covered loans collectively. Pursuant to the loss share agreement, the first $932 million (First Loss Tranche) of cumulative losses are borne by the Company without reimbursement by the FDIC.

The following table summarizes the submission of qualifying losses for reimbursement from the FDIC since inception of the loss share agreement:

Submission of Qualifying Losses for Reimbursement (dollars in millions)

	June 30, 2016
	SFR	Commercial(1)	Total
Unpaid principal balance	$1,353.7	$–	$1,353.7
Cumulative losses incurred	414.1	9.0	423.1
Cumulative claims	413.1	9.0	422.1
Cumulative reimbursement	–	–	–

	December 31, 2015
	SFR	Commercial(1)	Total
Unpaid principal balance	$1,456.8	$–	$1,456.8
Cumulative losses incurred	408.5	9.0	417.5
Cumulative claims	407.2	9.0	416.2
Cumulative reimbursement	–	–	–
(1)	Due to the expiration of the loss share agreement covering commercial loans in December 2014, the outstanding unpaid principal balance eligible for reimbursement is zero. As provided by the loss share agreement, the loss recoveries for commercial loans extend for three years from expiration date (December 2017). As such, the cumulative losses incurred, claim submissions and reimbursements for commercial loans are reduced by the reported recoveries.

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

As of June 30, 2016, the loss share agreement covering the SFR mortgage loans remain in effect (expiring in February 2020) while the agreement covering commercial loans expired (in March 2015). However, pursuant to the terms of the loss share agreement, the loss recovery provisions for commercial loans extend for three years past the expiration date (March 2018). The loss thresholds apply to the covered loans collectively. Pursuant to the loss share agreement, the Company’s cumulative losses since the acquisition date by OneWest Bank are reimbursed by the FDIC at 80% until the stated threshold ($1.007 billion) is met.

The following table summarizes the submission of cumulative qualifying losses for reimbursement from the FDIC since inception of the loss share agreement:

Submission of Qualifying Losses for Reimbursement (dollars in millions)

	June 30, 2016
	SFR	Commercial(1)	Total
Unpaid principal balance	$79.5	$–	$79.5
Cumulative losses incurred	56.2	353.7	409.9
Cumulative claims	56.2	353.7	409.9
Cumulative reimbursement	45.0	283.0	328.0

	December 31, 2015
	SFR	Commercial(1)	Total
Unpaid principal balance	$89.3	$–	$89.3
Cumulative losses incurred	56.2	359.5	415.7
Cumulative claims	56.2	359.5	415.7
Cumulative reimbursement	45.0	287.6	332.6
(1)	Due to the expiration of the loss share agreement covering commercial loans in March 2015, the outstanding unpaid principal balance eligible for reimbursement is zero. As provided by the loss share agreement, the loss recoveries for commercial loans extend for three years from expiration date (March 2018). As such, the cumulative losses incurred, claim submissions and reimbursements for commercial loans are reduced by the reported recoveries.

As part of the loss share agreement with La Jolla, the Company is required to make a true-up payment to the FDIC in the event that losses do not exceed a specified level by the tenth anniversary of the agreement (February 2020). The Company currently expects that such payment will be required based upon its forecasted loss estimates for the La Jolla portfolio as the actual and estimated cumulative losses of the acquired covered assets are projected to be lower than the cumulative losses. As of June 30, 2016 and December 31, 2015, an obligation of $59.7 million and $56.9 million, respectively, has been recorded as a FDIC true-up liability for the contingent payment measured at estimated fair value. Refer to Note 10 — Fair Value for further discussion.

30   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 6 — INVESTMENT SECURITIES

Investments include debt and equity securities. The Company’s debt securities include U.S. Government Agency securities, U.S. Treasury securities, residential mortgage- backed securities (“MBS”), and supranational and foreign government securities. Equity securities include common stock and warrants, along with restricted stock in the FHLB and FRB.

Investment Securities (dollars in millions)

	June 30, 2016	December 31, 2015
Available-for-sale securities
Debt securities	$2,320.6	$2,007.8
Equity securities	34.7	14.3
Held-to-maturity securities
Debt securities(1)	281.9	300.1
Securities carried at fair value with changes recorded in net income
Debt securities	312.6	339.7
Non-marketable investments(2)	279.3	291.9
Total investment securities	$3,229.1	$2,953.8
(1)	Recorded at amortized cost.
(2)	Non-marketable investments include securities of the FRB and FHLB carried at cost of $261.3 million at June 30, 2016 and $263.5 million at December 31, 2015. The remaining non-marketable investments include ownership interests greater than 3% in limited partnership investments that are accounted for under the equity method, other investments carried at cost, which include qualified Community Reinvestment Act (CRA) investments, equity fund holdings and shares issued by customers during loan work out situations or as part of an original loan investment, totaling $18.0 million and $28.4 million at June 30, 2016 and December 31, 2015, respectively.

Realized investment gains totaled $0.9 million and $3.8 million for the quarters ended June 30, 2016 and 2015, and $1.5 million and $4.5 million for the six months ended June 30, 2016 and 2015, respectively, and exclude losses from OTTI.

In addition, the Company maintained $7.1 billion and $6.8 billion of interest bearing deposits at June 30, 2016 and December 31, 2015, respectively, which are cash equivalents and are classified separately on the balance sheet.

The following table presents interest and dividends on interest bearing deposits and investments:

Interest and Dividend Income (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income — investments	$19.8	$5.1	$39.0	$9.2
Interest income — interest bearing deposits	8.8	3.4	17.3	7.4
Dividends — investments	3.1	0.5	6.3	1.0
Total interest and dividends	$31.7	$9.0	$62.6	$17.6

Item 1.  Consolidated Financial Statements  31

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Securities Available-for-Sale

The following table presents amortized cost and fair value of securities available for sale (“AFS”).

Securities AFS — Amortized Cost and Fair Value (dollars in millions)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2016
Debt securities AFS
Mortgage-backed Securities
U.S. government agency securities	$565.7	$5.5	$(0.2)	$571.0
Non-agency securities	517.6	8.2	(2.5)	523.3
U.S. government agency obligations	824.9	0.5	–	825.4
U.S. Treasury Securities	99.7	0.7	–	100.4
Supranational and foreign government securities	300.5	–	–	300.5
Total debt securities AFS	2,308.4	14.9	(2.7)	2,320.6
Equity securities AFS	34.5	0.4	(0.2)	34.7
Total securities AFS	$2,342.9	$15.3	$(2.9)	$2,355.3
December 31, 2015
Debt securities AFS
Mortgage-backed Securities
U.S. government agency securities	$148.4	$–	$(0.9)	$147.5
Non-agency securities	573.9	0.4	(7.2)	567.1
U.S. government agency obligations	996.8	–	(3.7)	993.1
Supranational and foreign government securities	300.1	–	–	300.1
Total debt securities AFS	2,019.2	0.4	(11.8)	2,007.8
Equity securities AFS	14.4	0.1	(0.2)	14.3
Total securities AFS	$2,033.6	$0.5	$(12.0)	$2,022.1

32   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the debt securities AFS by contractual maturity dates:

Securities AFS — Maturities (dollars in millions)

	June 30, 2016
	Amortized Cost	Fair Value	Weighted Average Yield
Mortgage-backed securities — U.S. government agency securities
Due after 10 years	$565.7	$571.0	2.34%
Total	565.7	571.0	2.34%
Mortgage-backed securities — non-agency securities
After 5 but within 10 years	24.4	24.7	4.92%
Due after 10 years	493.2	498.6	5.76%
Total	517.6	523.3	5.72%
U.S. government agency obligations
After 1 but within 5 years	824.9	825.4	1.22%
Total	824.9	825.4	1.22%
U.S. Treasury Securities
After 1 but within 5 years	99.7	100.4	0.93%
Total	99.7	100.4	0.93%
Supranational and foreign government securities
Due within 1 year	300.5	300.5	0.26%
Total	300.5	300.5	0.26%
Total debt securities available-for-sale	$2,308.4	$2,320.6	2.37%

The following table summarizes the gross unrealized losses and estimated fair value of AFS securities aggregated by investment category and length of time that the securities have been in a continuous unrealized loss position.

Securities AFS — Gross Unrealized Loss (dollars in millions)

	June 30, 2016
	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities AFS
Mortgage-backed securities
U.S. government agency securities	$19.7	$(0.2)	$–	$–
Non-agency securities	168.9	(2.5)	–	–
Total debt securities AFS	188.6	(2.7)	–	–
Equity securities AFS	0.2	(0.2)	–	–
Total securities available-for-sale	$188.8	$(2.9)	$–	$–

	December 31, 2015
	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities AFS
Mortgage-backed securities
U.S. government agency securities	$147.0	$(0.9)	$–	$–
Non-agency securities	495.5	(7.2)	–	–
U.S. government agency obligations	943.0	(3.7)	–	–
Total debt securities AFS	1,585.5	(11.8)	–	–
Equity securities AFS	0.2	(0.2)	–	–
Total securities available-for-sale	$1,585.7	$(12.0)	$–	$–

Item 1.  Consolidated Financial Statements  33

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

Changes in the accretable yield for PCI securities are summarized below for the quarter and six months ended June 30, 2016:

Changes in Accretable Yield (dollars in millions)

	Quarter Ended June 30, 2016	Six Months Ended June 30, 2016
Beginning Balance	$185.1	$189.0
Accretion into interest income	(7.4)	(15.2)
Reclassifications from non-accretable difference	1.5	5.4
Balance at June 30, 2016	$179.2	$179.2

The estimated fair value of PCI securities was $515.8 million and $559.6 million with a par value of $664.4 million and $717.1 million as of June 30, 2016, and December 31, 2015, respectively.

Securities Carried at Fair Value with Changes Recorded in Net Income (dollars in millions)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2016
Mortgage-backed Securities — Non-agency	$312.4	$2.5	$(2.3)	$312.6
Total securities held at fair value with changes recorded in net income	$312.4	$2.5	$(2.3)	$312.6

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015
Mortgage-backed Securities — Non-agency	$343.8	$0.3	$(4.4)	$339.7
Total securities held at fair value with changes recorded in net income	$343.8	$0.3	$(4.4)	$339.7

Securities Carried at Fair Value with changes Recorded in Net Income — Amortized Cost and Fair Value Maturities (dollars in millions)

	June 30, 2016
	Amortized Cost	Fair Value	Weighted Average Yield
Mortgage-backed securities — non agency securities
After 5 but within 10 years	$0.2	$0.3	9.80%
Due after 10 years	312.2	312.3	4.87%
Total	$312.4	$312.6	4.88%

34   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Debt Securities Held-to-Maturity

The carrying value and fair value of securities held to maturity (“HTM”) at June 30, 2016 and December 31, 2015 were as follows:

Debt Securities HTM — Carrying Value and Fair Value (dollars in millions)

	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2016
Mortgage-backed securities
U.S. government agency securities	$132.4	$1.9	$(0.5)	$133.8
State and municipal	31.5	0.1	(0.9)	30.7
Foreign government	2.5	–	–	2.5
Corporate — foreign	115.5	4.2	–	119.7
Total debt securities held-to-maturity	$281.9	$6.2	$(1.4)	$286.7
December 31, 2015
Mortgage-backed securities
U.S. government agency securities	$147.2	$1.1	$(2.6)	$145.7
State and municipal	37.1	–	(1.6)	35.5
Foreign government	13.5	–	–	13.5
Corporate — foreign	102.3	4.5	–	106.8
Total debt securities held-to-maturity	$300.1	$5.6	$(4.2)	$301.5

The following table presents the debt securities HTM by contractual maturity dates:

Debt Securities HTM — Amortized Cost and Fair Value Maturities (dollars in millions)

	June 30, 2016
	Amortized Cost	Fair Value	Weighted Average Yield
Mortgage-backed securities — U.S. government agency securities
After 5 but within 10 years	$1.3	$1.3	2.16%
Due after 10 years	131.1	132.5	2.41%
Total	132.4	133.8	2.41%
State and municipal
Due within 1 year	0.6	0.6	1.81%
After 1 but within 5 years	1.2	1.2	2.25%
After 5 but within 10 years	0.6	0.6	2.70%
Due after 10 years	29.1	28.3	2.29%
Total	31.5	30.7	2.29%
Foreign government
Due within 1 year	2.5	2.5	2.43%
Total	2.5	2.5	2.43%
Corporate — Foreign securities
Due within 1 year	11.2	11.2	0.65%
After 1 but within 5 years	104.3	108.5	4.47%
Total	115.5	119.7	4.10%
Total debt securities held-to-maturity	$281.9	$286.7	3.09%

Item 1.  Consolidated Financial Statements  35

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the gross unrealized losses and estimated fair value of HTM securities aggregated by investment category and length of time that the securities have been in a continuous unrealized loss position.

Debt Securities HTM — Gross Unrealized Loss (dollars in millions)

	June 30, 2016
	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Mortgage-backed securities
U.S. government agency securities	$–	$–	$38.9	$(0.5)
State and municipal	–	–	24.5	(0.9)
Total securities held-to-maturity	$–	$–	$63.4	$(1.4)

	December 31, 2015
	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Mortgage-backed securities
U.S. government agency securities	$62.2	$(0.9)	$40.7	$(1.7)
State and municipal	3.1	(0.1)	28.2	(1.5)
Total securities held-to-maturity	$65.3	$(1.0)	$68.9	$(3.2)

Other Than Temporary Impairment (“OTTI”)

The Company conducted and documented its periodic review of all securities with unrealized losses, which it performs to evaluate whether the impairment is other than temporary.

For PCI securities, management determined certain PCI securities with unrealized losses were deemed credit-related and recognized OTTI credit-related losses of $0.2 million and $2.2 million as permanent write-downs for the quarter and six months ended June 30, 2016. There were no PCI securities for the respective 2015 periods.

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

NOTE 7 — DEPOSITS

The following table presents detail on the type, maturities and weighted average interest rates of deposits.

Deposits (dollars in millions)

	June 30, 2016	December 31, 2015
Deposits Outstanding	$32,879.1	$32,782.2
Weighted average contractual interest rate	1.25%	1.26%
Weighted average remaining number of days to maturity	773 days	864 days

	June 30, 2016	December 31, 2015
Daily average deposits for the year	$32,720.6	$23,277.8
Maximum amount outstanding for the year	33,152.8	32,899.6
Weighted average contractual interest rate for the year	1.26%	1.45%

36   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table provides further details of deposits.

Deposits — Rates and Maturities (dollars in millions)

	June 30, 2016
	Amount	Average Rate
Deposits — no stated maturity
Non-interest-bearing checking	$950.5	–
Interest-bearing checking	3,153.2	0.54%
Money market	5,852.6	0.79%
Savings	4,428.2	0.88%
Other	155.2	NM (1)
Total checking and savings deposits	14,539.7
Certificates of deposit, remaining contractual maturity:
Within one year	$8,656.3	1.11%
One to two years	2,991.1	1.40%
Two to three years	1,668.5	2.09%
Three to four years	2,227.9	2.17%
Four to five years	985.5	2.35%
Over five years	1,797.2	3.00%
Total certificates of deposit	18,326.5
Premium / discount	(0.8)
Purchase accounting adjustments	13.7
Total Deposits	$32,879.1	1.25%
(1)	Not Meaningful — includes certain deposits such as escrow accounts, security deposits and other similar accounts.

The following table presents the maturity profile of other time deposits with a denomination of $100,000 or more.

Certificates of Deposit $100 Thousand or More (dollars in millions)

	June 30, 2016	December 31, 2015
U.S. certificates of deposit:
Three months or less	$1,160.6	$1,476.5
After three months through six months	1,659.6	1,462.6
After six months through twelve months	3,617.6	2,687.2
After twelve months	8,574.0	9,245.8
Total U.S. certificates of deposit $100 thousand or more	$15,011.8	$14,872.1

NOTE 8 — BORROWINGS

The following table presents the carrying value of outstanding borrowings.

Borrowings (dollars in millions)

	June 30, 2016			December 31, 2015
	CIT Group Inc.	Subsidiaries	Total	Total(1)
Senior Unsecured	$10,591.2	$–	$10,591.2	$10,636.3
Secured borrowings:
Structured financings	–	3,923.8	3,923.8	4,687.9
FHLB advances	–	2,995.1	2,995.1	3,117.6
Total Borrowings	$10,591.2	$6,918.9	$17,510.1	$18,441.8
(1)	December 31, 2015 balances for Senior Unsecured and Structured Financing were adjusted to include deferred debt issuance costs of $41.4 million and $55.9 million, respectively, compared to balances presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, upon adoption and in accordance with the provision in ASU 2015-03. Previously these amounts were included in other assets.

Item 1.  Consolidated Financial Statements  37

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Unsecured Borrowings

Second Amended and Restated Revolving Credit Facility

There were no outstanding borrowings under the Second Amended and Restated Revolving Credit and Guaranty Agreement (the “Revolving Credit Facility”) at June 30, 2016 and December 31, 2015. The amount available to draw upon at June 30, 2016 was approximately $1.4 billion, with the remaining amount of approximately $0.1 billion being utilized for issuance of letters of credit to customers.

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

The Revolving Credit Facility is unsecured and is guaranteed by nine of the Company’s domestic operating subsidiaries. The facility was amended in February 2016 to extend the final maturity date of the lenders’ commitments and modify the applicable margin, which depends on the Company’s long-term senior unsecured, non-credit enhanced debt rating used to calculate the interest rate for LIBOR Rate and Base Rate loans. The applicable required minimum guarantor asset coverage ratio ranges from 1.50:1.00 to1.0:1.0 and was 1.375: 1.000 at June 30, 2016. The amendment also added Fitch Ratings Ltd. as a provider of the Company’s long-term senior unsecured, non-credit enhanced debt rating.

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

In addition to the above table, there is an unsecured note with a 6.0% coupon and a carrying value of $39 million (par value of $51 million) that matures in 2036.

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

38   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of June 30, 2016, the Company had $5.8 billion of financing availability with the FHLB, of which $2.2 billion was unused and available. FHLB Advances as of June 30, 2016 have a weighted average rate of 0.93%. The following table includes the total outstanding FHLB Advances, and respective pledged assets.

FHLB Advances with Pledged Assets Summary (dollars in millions)

	June 30, 2016		December 31, 2015
	FHLB Advances	Pledged Assets	FHLB Advances	Pledged Assets
Total	$2,995.1	$6,689.8	$3,117.6	$6,783.1

Structured Financings

Set forth in the following table are amounts primarily related to and owned by consolidated VIEs. Creditors of these VIEs received ownership and/or security interests in the assets. These entities are intended to be bankruptcy remote so that such assets are not available to creditors of CIT or any affiliates of CIT until and unless the related secured borrowings have been fully discharged. These transactions do not meet accounting requirements for sales treatment and are recorded as secured borrowings. Structured financings as of June 30, 2016 had a weighted average rate of 3.52%, which ranged from 0.0% to 5.74%.

Structured Financings and Pledged Assets Summary(1) (dollars in millions)

	June 30, 2016		December 31, 2015
	Secured Borrowing	Pledged Assets	Secured Borrowing	Pledged Assets
Rail(2)	$857.3	$1,328.0	$917.0	$1,336.1
Aerospace(2)	1,926.5	3,592.5	2,091.5	3,732.2
Subtotal — Transportation Finance	2,783.8	4,920.5	3,008.5	5,068.3
Commercial Finance	–	0.2	–	0.2
Business Capital	754.4	2,103.6	1,128.6	2,434.1
Subtotal — Commercial Banking	754.4	2,103.8	1,128.6	2,434.3
Legacy Consumer Mortgages	0.9	0.9	–	–
Subtotal — Consumer & Community Banking	0.9	0.9	–	–
Non-Strategic Portfolios	384.7	538.6	550.8	712.5
Total	$3,923.8	$7,563.8	$4,687.9	$8,215.1
(1)	As part of our liquidity management strategy, the Company pledges assets to secure financing transactions (which include securitizations), and for other purposes as required or permitted by law while CIT Bank, N.A. also pledges assets to secure borrowings from the FHLB and FRB.
(2)	At June 30, 2016, the TRS related borrowings and pledged assets, respectively, of $1.1 billion and $1.7 billion were included in Transportation Finance. The TRS is described in Note 9 — Derivative Financial Instruments.

Not included in the above table, are liabilities of discontinued operations consisting of $405.8 million of secured borrowings related to HECM loans securitized in the form of GNMA HMBS. See Note 2 — Acquisition and Disposition Activities.

FRB

The Company has a borrowing facility with the FRB Discount Window that can be used for short-term, typically overnight, borrowings. The borrowing capacity is determined by the FRB based on the collateral pledged.

There were no outstanding borrowings with the FRB Discount Window as of June 30, 2016 or December 31, 2015.

At June 30, 2016 the Company had pledged assets (including collateral for the FRB discount window) of $17.0 billion, which included $11.7 billion of loans (including amounts held for sale), $4.3 billion of operating lease assets, $0.8 billion of cash and $0.2 billion of investment securities.

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

The most significant types of VIEs that CIT utilizes are “on balance sheet’ secured financings of pools of leases and loans originated by the Company where the Company is the primary beneficiary. The Company originates pools of assets and sells these to special purpose entities, which, in turn,

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

Unconsolidated VIEs

Unconsolidated VIEs include government sponsored entity (“GSE”) securitization structures, private-label securitizations and limited partnership interests where the Company’s involvement is limited to an investor interest where the Company does not have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE and limited partnership interests.

As a result of the OneWest Transaction, the Company has certain contractual obligations related to the HECM loans and the GNMA HMBS securitizations. The Company, as servicer of these HECM loans, is currently obligated to fund future borrower advances, which include fees paid to taxing authorities for borrowers’ unpaid taxes and insurance, mortgage insurance premiums and payments made to borrowers for line of credit draws on HECM loans. In addition, the Company capitalizes the servicing fees and interest income earned and is obligated to fund guarantee fees associated with the GNMA HMBS. The Company periodically pools and securitizes certain of these funded advances through issuance of HMBS to third-party security holders, which did not qualify for sale accounting and rather, are treated as financing transactions. As a financing transaction, the HECM loans and related proceeds from the issuance of the HMBS recognized as secured borrowings remain on the Company’s Consolidated Balance Sheet. Due to the Company’s planned exit of third party servicing, HECM loans of $413.5 million and $449.5 million were included in Assets of discontinued operations and the associated secured borrowing of $405.8 million and $440.6 million (including an unamortized premium balance of $10.6 million and $13.2 million) were included in Liabilities of discontinued operations at June 30, 2016 and December 31, 2015, respectively.

As servicer, the Company is required to repurchase the HECM loans once the outstanding principal balance is equal to or greater than 98% of the maximum claim amount or when the property forecloses to OREO, which reduces the secured borrowing balance. Additionally the Company services $172.6 million and $189.6 million of HMBS outstanding principal balance at June 30, 2016 and December 31, 2015, respectively, for transferred loans securitized by IndyMac for which OneWest Bank prior to the acquisition had purchased the mortgage servicing rights (“MSRs”) in connection with the IndyMac Transaction. The carrying value of the MSRs was not significant at June 30, 2016 and December 31, 2015. As the HECM loans are federally insured by the FHA and the secured borrowings guaranteed to the investors by GNMA, the Company does not believe maximum loss exposure as a result of its involvement is material or quantifiable.

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

40   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Unconsolidated VIEs (dollars in millions)

	Unconsolidated VIEs Carrying Value June 30, 2016		Unconsolidated VIEs Carrying Value December 31, 2015
	Securities	Partnership Investment	Securities	Partnership Investment
Agency securities	$140.1	$–	$147.5	$–
Non agency securities — Other servicer	835.9	–	906.8	–
Tax credit equity investments	–	118.7	–	125.0
Total Assets	$976.0	$118.7	$1,054.3	$125.0
Commitments to tax credit investments	$–	$7.6	$–	$15.7
Total Liabilities	$–	$7.6	$–	$15.7
Maximum loss exposure(1)	$976.0	$118.7	$1,054.3	$125.0
(1)	Maximum loss exposure to the unconsolidated VIEs excludes the liability for representations and warranties, corporate guarantees and also excludes servicing advances.

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

The following table presents fair values and notional values of derivative financial instruments:

Fair and Notional Values of Derivative Financial Instruments(1) (dollars in millions)

	June 30, 2016			December 31, 2015
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Qualifying Hedges
Foreign currency forward contracts — net investment hedges	$775.2	$7.8	$(14.4)	$787.6	$45.5	$(0.3)
Total Qualifying Hedges	775.2	7.8	(14.4)	787.6	45.5	(0.3)
Non-Qualifying Hedges
Interest rate swaps(2)	4,821.1	109.7	(106.4)	4,645.7	45.1	(38.9)
Written options	2,812.8	0.3	(0.1)	3,346.1	0.1	(2.5)
Purchased options	2,308.5	0.1	(0.3)	2,342.5	2.2	(0.1)
Foreign currency forward contracts	1,034.6	16.5	(5.3)	1,624.2	47.8	(6.6)
Total Return Swap (TRS)	1,183.8	–	(28.1)	1,152.8	–	(54.9)
Equity Warrants	1.0	–	–	1.0	0.3	–
Interest Rate Lock Commitments	14.6	0.2	–	9.9	0.1	–
Credit derivatives	235.9	–	(0.6)	37.6	–	(0.3)
Total Non-qualifying Hedges	12,412.3	126.8	(140.8)	13,159.8	95.6	(103.3)
Total Hedges	$13,187.5	$134.6	$(155.2)	$13,947.4	$141.1	$(103.6)
(1)	Presented on a gross basis.
(2)	Fair value balances include accrued interest.

Item 1.  Consolidated Financial Statements  41

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Total Return Swaps

Two financing facilities between two wholly-owned subsidiaries of CIT and Goldman Sachs International (“GSI”) are structured as total return swaps (together, the “TRS”), under which amounts available for advances are accounted for as derivatives.

Pursuant to applicable accounting guidance, the unutilized portion of the TRS is accounted for as a derivative and recorded at its estimated fair value. The CIT Financial Ltd. Facility (the “CFL Facility”) is $1.5 billion and the CIT TRS Funding B.V. facility (the “BV Facility”) is $625 million.

The aggregate notional amounts of the TRS of $1,183.8 million at June 30, 2016 and $1,152.8 million at December 31, 2015 represent the aggregate unused portions under the TRS and constitute derivative financial instruments. These aggregate notional amounts are calculated as the maximum aggregate facility commitment amounts, currently $2,125.0 million, less the aggregate actual adjusted qualifying borrowing base outstanding of $941.2 million at June 30, 2016 and $972.2 million at December 31, 2015 under the TRS. The notional amounts of the derivatives will increase as the adjusted qualifying borrowing base decreases due to repayment of the underlying asset-backed securities (ABS) to investors. If CIT funds additional ABS under the CFL Facility and/or BV Facility, the aggregate adjusted qualifying borrowing base of the TRS will increase and the notional amount of the derivatives will decrease accordingly.

Valuation of the derivatives related to the TRS facilities is based on several factors using a discounted cash flow (“DCF”) methodology, including:

■	CIT’s funding costs for similar financings based on current market conditions;
■	Forecasted usage of the long-dated facilities through the final maturity date in 2028; and
■	Forecasted amortization, due to principal payments on the underlying ABS, which impacts the amount of the unutilized portion.

Based on the Company’s valuation, a liability of $28.1 million and $54.9 million was recorded at June 30, 2016 and December 31, 2015, respectively. The decreases in liability of $8.6 million and $26.8 million were recognized as an increase to Other Income for the quarter and six months ended June 30, 2016, respectively. The increase in the liability of $6.4 million and $7.4 million were recognized as a reduction to Other Income for the quarter and six months ended June 30, 2015, respectively.

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

Offsetting of Derivative Assets and Liabilities (dollars in millions)

				Gross Amounts not offset in the Consolidated Balance Sheet
	Gross Amount of Recognized Assets (Liabilities)	Gross Amount Offset in the Consolidated Balance Sheet	Net Amount Presented in the Consolidated Balance Sheet	Derivative Financial Instruments(1)	Cash Collateral Pledged/ (Received)(1)(2)	Net Amount
June 30, 2016
Derivative assets	$134.6	$–	$134.6	$(11.2)	$(11.9)	$111.5
Derivative liabilities	(155.2)	–	(155.2)	11.2	105.6	(38.4)
December 31, 2015
Derivative assets	$141.1	$–	$141.1	$(9.7)	$(82.7)	$48.7
Derivative liabilities	(103.6)	–	(103.6)	9.7	31.8	(62.1)
(1)	The Company’s derivative transactions are governed by ISDA agreements that allow for net settlements of certain payments as well as offsetting of all contracts (“Derivative Financial Instruments”) with a given counterparty in the event of bankruptcy or default of one of the two parties to the transaction. We believe our ISDA agreements meet the definition of a master netting arrangement or similar agreement for purposes of the above disclosure. In conjunction with the ISDA agreements, the Company has entered into collateral arrangements with its counterparties which provide for the exchange of cash depending on change in the market valuation of the derivative contracts outstanding. Such collateral is available to be applied in settlement of the net balances upon an event of default of one of the counterparties.
(2)	Collateral pledged or received is included in Other assets or Other liabilities, respectively.

42   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the impact of derivatives on the statements of income.

Derivative Instrument Gains and Losses (dollars in millions)

		Quarters Ended June 30,		Six Months Ended June 30,
Derivative Instruments	Gain / (Loss) Recognized	2016	2015	2016	2015
Non Qualifying Hedges
Interest rate swaps	Other income	$(0.1)	$6.4	$(3.0)	$6.2
Interest rate options	Other income	–	(0.6)	0.4	(0.1)
Foreign currency forward contracts	Other income	21.6	(45.5)	(12.3)	40.7
Equity warrants	Other income	–	0.1	(0.3)	0.1
Total Return Swap (TRS)	Other income	8.6	(6.4)	26.8	(7.4)
Interest Rate Lock Commitments	Other income	0.1	–	0.1	–
Credit Derivatives	Other income	0.3	–	1.2	–
Total Non-qualifying Hedges		$30.5	$(46.0)	$12.9	$39.5
Total derivatives-income statement impact		$30.5	$(46.0)	$12.9	$39.5

The following table presents the changes in AOCI relating to derivatives:

Changes in AOCI Relating to Derivatives (dollars in millions)

Contract Type	Derivatives - effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income	Total income statement impact	Derivatives - effective portion recorded in OCI	Total change in OCI for period
Quarter Ended June 30, 2016
Foreign currency forward contracts — net investment hedges	$–	$–	$–	$5.7	$5.7
Total	$–	$–	$–	$5.7	$5.7
Quarter Ended June 30, 2015
Foreign currency forward contracts — net investment hedges	$–	$–	$–	$(21.5)	$(21.5)
Total	$–	$–	$–	$(21.5)	$(21.5)
Six Months Ended June 30, 2016
Foreign currency forward contracts — net investment hedges	$1.8	$–	$1.8	$(32.3)	$(34.1)
Total	$1.8	$–	$1.8	$(32.3)	$(34.1)
Six Months Ended June 30, 2015
Foreign currency forward contracts — net investment hedges	$4.2	$–	$4.2	$62.3	$58.1
Total	$4.2	$–	$4.2	$62.3	$58.1

Item 1.  Consolidated Financial Statements  43

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 10 — FAIR VALUE

Fair Value Hierarchy

The Company is required to report fair value measurements for specified classes of assets and liabilities. See Note 1 — “Business and Summary of Significant Accounting Policies” for a description of fair value measurement policy.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis (dollars in millions)

	Total	Level 1	Level 2	Level 3
June 30, 2016
Assets
Debt Securities AFS	$2,320.6	$–	$1,797.2	$523.4
Securities carried at fair value with changes recorded in net income	312.6	–	–	312.6
Equity Securities AFS	34.7	0.2	34.5	–
FDIC receivable	53.2	–	–	53.2
Derivative assets at fair value — non-qualifying hedges(1)	126.8	–	126.6	0.2
Derivative assets at fair value — qualifying hedges	7.8	–	7.8	–
Total	$2,855.7	$0.2	$1,966.1	$889.4
Liabilities
Derivative liabilities at fair value — non-qualifying hedges(1)	$(140.8)	$–	$(112.1)	$(28.7)
Derivative liabilities at fair value — qualifying hedges	(14.4)	–	(14.4)	–
Consideration holdback liability	(47.2)	–	–	(47.2)
FDIC True-up Liability	(59.7)	–	–	(59.7)
Total	$(262.1)	$–	$(126.5)	$(135.6)
December 31, 2015
Assets
Debt Securities AFS	$2,007.8	$–	$1,440.7	$567.1
Securities carried at fair value with changes recorded in net income	339.7	–	–	339.7
Equity Securities AFS(2)	14.3	0.3	14.0	–
FDIC receivable	54.8	–	–	54.8
Derivative assets at fair value — non-qualifying hedges(1)	95.6	–	95.6	–
Derivative assets at fair value — qualifying hedges	45.5	–	45.5	–
Total	$2,557.7	$0.3	$1,595.8	$961.6
Liabilities
Derivative liabilities at fair value — non-qualifying hedges(1)	$(103.3)	$–	$(47.8)	$(55.5)
Derivative liabilities at fair value — qualifying hedges	(0.3)	–	(0.3)	–
Consideration holdback liability	(60.8)	–	–	(60.8)
FDIC True-up Liability	(56.9)	–	–	(56.9)
Total	$(221.3)	$–	$(48.1)	$(173.2)
(1)	Derivative fair values include accrued interest

Debt and Equity Securities Classified as AFS and Securities carried at fair value with changes recorded in net income — Debt and equity securities classified as AFS are carried at fair value, as determined either by Level 1, Level 2 or Level 3 inputs. Debt securities classified as AFS included investments in U.S. federal government agency, U.S.

44   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Treasury and supranational securities and were valued using Level 2 inputs, primarily quoted prices for similar securities. Certain equity securities classified as AFS were valued using Level 1 inputs, primarily quoted prices in active markets. For Agency pass-through MBS, which are classified as Level 2, the Company generally determines estimated fair value utilizing prices obtained from independent broker dealers and recent trading activity for similar assets. Debt securities classified as AFS and securities carried at fair value with changes recorded in net income represent non-Agency MBS, the market for such securities is not active and the estimated fair value was determined using a discounted cash flow technique. The significant unobservable assumptions, which are verified to the extent possible using broker dealer quotes, are estimated by type of underlying collateral, including credit loss assumptions, estimated prepayment speeds and appropriate discount rates. Given the lack of observable market data, the estimated fair value of the non-agency MBS is classified as Level 3.

FDIC Receivable — The Company elected to measure its receivable under a participation agreement with the FDIC in connection with the IndyMac Transaction at estimated fair value under the fair value option. The participation agreement provides the Company a secured interest in certain homebuilder, home construction and lot loans, which entitle the Company to a 40% share of the underlying loan cash flows. The receivable is valued by first grouping the loans into similar asset types and stratifying the loans based on their underlying key features such as product type, current payment status and other economic attributes in order to project future cash flows. The modeled underlying cash flows include estimated amounts expected to be collected from repayment of loan principal and interest and net proceeds from property liquidations through the clean up call date (when the portfolio falls below 10% of the original unpaid principal balance or June 2016) controlled by the FDIC whereby the underlying assets shall be sold six months from the earliest call date (September 2016), which was exercised by the FDIC during the second quarter of 2016.

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

Derivative Assets and Liabilities — The Company’s financial derivatives include interest rate swaps, floors, caps, forwards and credit derivatives. These derivatives are valued using models that incorporate inputs depending on the type of derivative, such as, interest rate curves, foreign exchange rates and volatility. Readily observable market inputs to models can be validated to external sources, including industry pricing services, or corroborated through recent trades, broker dealer quotes, yield curves, or other market-related data. As such, these derivative instruments are valued using a Level 2 methodology. In addition, these derivative values incorporate an assessment of the risk of counterparty nonperformance, measured based on the Company’s evaluation of credit risk. The fair value of the TRS derivative, written options on certain CIT Bank CDs and credit derivatives were estimated using Level 3 inputs.

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

Consideration Holdback Liability — In connection with the OneWest acquisition, the parties negotiated 4 separate holdbacks related to selected trailing risks, totaling $116 million, which reduced the cash consideration paid at closing. Any unapplied Holdback funds at the end of the respective holdback periods, which range from 1 – 5 years, are payable to the former OneWest shareholders. Unused funds for any of the four holdbacks cannot be applied against another holdback amount. The range of potential holdback to be paid is from $0 to $116 million. Based on management’s estimate of the probability of each holdback it was determined that the probable amount of holdback to be paid was originally recorded at $62.4 million, and currently is $47.2 million. The amount expected to be paid was discounted based on CIT’s cost of funds. This contingent consideration was measured at fair value at the Acquisition Date and is re-measured at fair value in subsequent accounting periods, with the changes in fair value recorded in the statement of income, until the related contingent issues are resolved. Gross payments, which are determined based on the Company’s probability assessment, are discounted at a rate approximating the Company’s

Item 1.  Consolidated Financial Statements  45

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

average coupon rate on deposits and borrowings. Due to the significant unobservable inputs used to calculate the estimated fair value, these measurements are classified as Level 3.

The following tables summarize information about significant unobservable inputs related to the Company’s categories of Level 3 financial assets and liabilities measured on a recurring basis as of June 30, 2016.

Quantitative Information about Level 3 Fair Value Measurements — Recurring (dollars in millions)

Financial Instrument	Estimated Fair Value	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average
June 30, 2016
Assets
Securities — AFS	$523.4	Discounted cash flow	Discount Rate	0.0% – 51.5%	5.8%
			Prepayment Rate	2.7% – 24.2%	9.2%
			Default Rate	0.0% – 8.6%	3.9%
			Loss Severity	0.2% – 83.1%	36.7%
Securities carried at fair value with changes recorded in net income	312.6	Discounted cash flow	Discount Rate	0.0% – 15.0%	5.5%
			Prepayment Rate	5.2% – 30.8%	11.9%
			Default Rate	0.0% – 5.9%	4.40%
			Loss Severity	7.7% – 41.6%	25.8%
FDIC Receivable	53.2	Discounted cash flow	Discount Rate	7.8% – 18.4%	9.4%
			Prepayment Rate	2.0% – 14.0%	3.4%
			Default Rate	6.0% – 36.0%	11.1%
			Loss Severity	20.0% – 65.0%	30.3%
Derivative assets — non qualifying	0.2	Internal valuation model	Borrower Rate	2.9% – 4.1%	3.7%
Total Assets	$889.4
Liabilities
FDIC True-up liability	$(59.7)	Discounted cash flow	Discount Rate	3.8% – 3.8%	3.8%
Consideration holdback liability	(47.2)	Discounted cash flow	Payment Probability	0.0% – 100.0%	53.8%
			Discount Rate	1.3% – 4.0%	2.2%
Derivative liabilities — non qualifying	(28.7)	Market Comparables(1)
Total Liabilities	$(135.6)

46   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Quantitative Information about Level 3 Fair Value Measurements — Recurring (dollars in millions) (continued)

Financial Instrument	Estimated Fair Value	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average
December 31, 2015
Assets
Securities — AFS	$567.1	Discounted cash flow	Discount Rate	0.0% – 94.5%	6.4%
			Prepayment Rate	2.7% – 20.8%	9.2%
			Default Rate	0.0% – 9.5%	4.1%
			Loss Severity	0.2% – 83.5%	36.4%
Securities carried at fair value with changes recorded in net income	339.7	Discounted cash flow	Discount Rate	0.0% – 19.9%	6.3%
			Prepayment Rate	2.5% – 22.4%	11.5%
			Default Rate	0.0% – 5.9%	4.1%
			Loss Severity	3.8% – 39.0%	25.1%
FDIC Receivable	54.8	Discounted cash flow	Discount Rate	7.8% – 18.4%	9.4%
			Prepayment Rate	2.0% – 14.0%	3.6%
			Default Rate	6.0% – 36.0%	10.8%
			Loss Severity	20.0% – 65.0%	31.6%
Total Assets	$961.6
Liabilities
FDIC True-up liability	$(56.9)	Discounted cash flow	Discount Rate	4.1% – 4.1%	4.1%
Consideration holdback liability	(60.8)	Discounted cash flow	Payment Probability	0% – 100%	53.8%
			Discount Rate	3.0% – 3.0%	3.0%
Derivative liabilities — non qualifying	(55.5)	Market Comparables(1)
Total Liabilities	$(173.2)
(1)	The valuation of these derivatives is primarily related to the GSI facilities which is based on several factors using a discounted cash flow methodology, including a) funding costs for similar financings based on current market conditions; b) forecasted usage of long-dated facilities through the final maturity date in 2028; and c) forecasted amortization, due to principal payments on the underlying ABS, which impacts the amount of the unutilized portion.

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

The following table summarizes the changes in estimated fair value for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

Changes in Estimated Fair Value of Level 3 Financial Assets and Liabilities Measured on a Recurring Basis (dollars in millions)

	Securities- AFS	Securities carried at fair value with changes recorded in net income	FDIC Receivable	Derivative assets- non qualifying(1)	Derivative liabilities- non- qualifying(2)	FDIC True-up Liability	Consideration holdback Liability
December 31, 2015	$567.1	$339.7	$54.8	$–	$(55.5)	$(56.9)	$(60.8)
Included in earnings	(3.1)	5.5	5.0	0.2	26.8	(2.8)	(0.7)
Included in comprehensive income	12.5	–	–	–	–	–	–
Impairment	(2.2)	–	–	–	–	–	–
Paydowns	(50.9)	(32.6)	(6.6)	–	–	–	14.3
Balance as of June 30, 2016	$523.4	$312.6	$53.2	$0.2	$(28.7)	$(59.7)	$(47.2)
December 31, 2014	$–	$–	$–	$–	$(26.6)	$–	$–
Included in earnings	–	–	–	–	(7.4)	–	–
Balance as of June 30, 2015	$–	$–	$–	$–	$(34.0)	$–	$–
(1)	Valuation of Interest Rate Lock Commitments.
(2)	Primarily includes the valuation of the derivatives related to the TRS facilities and written options on certain CIT Bank CDs.

48   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company monitors the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in the observability of key inputs to a fair value measurement may result in a transfer of assets or liabilities between Level 1, 2 and 3. The Company’s policy is to recognize transfers in and transfers out as of the end of the reporting period. For the quarters ended June 30, 2016 and 2015, there were no transfers into or out of Level 3.

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

The following table presents assets measured at estimated fair value on a non-recurring basis for which a non-recurring change in fair value has been recorded in the current year:

Carrying Value of Assets Measured at Fair Value on a Non-recurring Basis (dollars in millions)

		Fair Value Level at Reporting Date
	Total Carrying Value	Level 1	Level 2	Level 3	Total (Losses)
Assets
June 30, 2016
Assets held for sale	$1,803.2	$–	$–	$1,803.2	$(34.7)
Other real estate owned and repossessed assets	91.6	–	–	91.6	(4.2)
Impaired loans	73.8	–	–	73.8	(16.5)
Total	$1,968.6	$–	$–	$1,968.6	$(55.4)
December 31, 2015
Assets held for sale	$1,648.3	$–	$31.0	$1,617.3	$(32.0)
Other real estate owned and repossessed assets	127.3	–	–	127.3	(5.7)
Impaired loans	127.6	–	–	127.6	(21.9)
Total	$1,903.2	$–	$31.0	$1,872.2	$(59.6)

Assets of continuing operations that are measured at fair value on a non-recurring basis are as follows:

Assets Held for Sale — Assets held for sale are recorded at the lower of cost or fair value on the balance sheet. Loans are transferred from held for investment to AHFS at the lower of cost or fair value. At the time of transfer, a write-down of the loan is recorded as a charge-off, if applicable. Once classified as AHFS, the amount by which the carrying value exceeds fair value is recorded as a valuation allowance. If there is no liquid secondary market for the operating lease and other assets held for sale in the Company’s portfolio, the fair value is estimated based on a binding contract, current letter of intent or other third-party valuation, or using internally generated valuations or discounted cash flow technique, all of which are Level 3 inputs. Certain of the loans held for sale were valued utilizing Level 2 inputs. In those instances where third party valuations were utilized, the most significant assumptions were the discount rates which ranged from 4.3% to 12.6%. The estimated fair value of assets held for sale with impairment at the reporting date was $1,803.2 million.

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

FDIC Receivable (dollars in millions)

	June 30, 2016
	Estimated Fair Value Carrying Amount	Aggregate Unpaid Principal	Difference Between Estimated Fair Value and Aggregate Unpaid Principal Balance
FDIC Receivable	$53.2	$187.9	$134.7

	December 31, 2015
	Estimated Fair Value Carrying Amount	Aggregate Unpaid Principal	Difference Between Estimated Fair Value and Aggregate Unpaid Principal Balance
FDIC Receivable	$54.8	$204.5	$149.7

The gains and losses due to changes in the estimated fair value of the FDIC receivable under the fair value option are included in earnings for the quarter ended June 30, 2016 and shown in the Financial Assets and Liabilities Measured at Estimated Fair Value on a Recurring Basis section of this Note.

50   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Fair Values of Financial Instruments

The carrying values and estimated fair values of financial instruments presented below exclude leases and certain other assets and liabilities, which are not required for disclosure.

Financial Instruments (dollars in millions)

		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
June 30, 2016
Financial Assets
Cash and interest bearing deposits	$8,103.9	$8,103.9	$–	$–	$8,103.9
Derivative assets at fair value — non-qualifying hedges	126.8	–	126.6	0.2	126.8
Derivative assets at fair value — qualifying hedges	7.8	–	7.8	–	7.8
Assets held for sale (excluding leases)	1,307.6	0.9	279.5	1,033.8	1,314.2
Loans (excluding leases)	27,302.4	–	453.7	26,172.3	26,626.0
Investment securities(1)	3,229.1	0.2	2,052.6	1,181.4	3,234.2
Indemnification assets(2)	283.7	–	–	245.0	245.0
Other assets subject to fair value disclosure and unsecured counterparty receivables(3)	1,111.1	–	–	1,111.1	1,111.1
Financial Liabilities
Deposits(4)	(32,903.0)	–	–	(33,234.6)	(33,234.6)
Derivative liabilities at fair value — non-qualifying hedges	(140.8)	–	(112.1)	(28.7)	(140.8)
Derivative liabilities at fair value — qualifying hedges	(14.4)	–	(14.4)	–	(14.4)
Borrowings(4)	(17,686.5)	–	(15,844.6)	(2,340.2)	(18,184.8)
Credit balances of factoring clients	(1,215.2)	–	–	(1,215.2)	(1,215.2)
Other liabilities subject to fair value disclosure(5)	(1,877.7)	–	–	(1,877.7)	(1,877.7)
December 31, 2015
Financial Assets
Cash and interest bearing deposits	$8,301.5	$8,301.5	$–	$–	$8,301.5
Derivative assets at fair value — non-qualifying hedges	95.6	–	95.6	–	95.6
Derivative assets at fair value — qualifying hedges	45.5	–	45.5	–	45.5
Assets held for sale (excluding leases)	738.8	21.8	55.8	669.1	746.7
Loans (excluding leases)	28,244.2	–	975.5	26,509.1	27,484.6
Investment securities(1)	2,953.8	11.5	1,678.7	1,265.0	2,955.2
Indemnification assets(2)	348.4	–	–	323.2	323.2
Other assets subject to fair value disclosure and unsecured counterparty receivables(3)	1,004.5	–	–	1,004.5	1,004.5
Financial Liabilities
Deposits(4)	(32,813.8)	–	–	(32,972.2)	(32,972.2)
Derivative liabilities at fair value — non-qualifying hedges	(103.3)	–	(47.8)	(55.5)	(103.3)
Derivative counterparty liabilities at fair value	(0.3)	–	(0.3)	–	(0.3)
Borrowings(4)	(18,717.1)	–	(16,358.2)	(2,808.8)	(19,167.0)
Credit balances of factoring clients	(1,344.0)	–	–	(1,344.0)	(1,344.0)
Other liabilities subject to fair value disclosure(5)	(1,943.5)	–	–	(1,943.5)	(1,943.5)

(1)	Level 3 estimated fair value at June 30, 2016, includes debt securities AFS ($523.4 million), securities carried at fair value with changes recorded in net income ($312.6 million), non-marketable investments ($279.3 million), and securities HTM ($66.2 million). Level 3 estimated fair value at December 31, 2015 included debt securities AFS ($567.1 million), debt securities carried at fair value with changes recorded in net income ($339.7 million), non-marketable investments ($291.9 million), and debt securities HTM ($66.3 million).
(2)	The indemnification assets at June 30, 2016, included in the above table does not include Agency claims indemnification ($91.1 million) and Loan indemnification ($0.7 million), as they are not considered financial instruments. The indemnification assets at December 31, 2015 included in the above table does not include Agency claims indemnification ($65.6 million) and Loan indemnification ($0.7) million, as they are not considered financial instruments.
(3)	Other assets subject to fair value disclosure primarily include accrued interest receivable and miscellaneous receivables. These assets have carrying values that approximate fair value generally due to the short-term nature and are classified as Level 3. The unsecured counterparty receivables primarily consist of amounts owed to CIT from GSI for debt discount, return of collateral posted to GSI and settlements resulting from market value changes to asset-backed securities underlying the TRS.
(4)	Deposits and borrowings include accrued interest, which is included in “Other liabilities” in the Balance Sheet.
(5)	Other liabilities subject to fair value disclosure include accounts payable, accrued liabilities, customer security and maintenance deposits and miscellaneous liabilities. The fair value of these approximate carrying value and are classified as level 3.

Item 1.  Consolidated Financial Statements  51

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The methods and assumptions used to estimate the fair value of each class of financial instruments are explained below:

Cash and interest bearing deposits — The carrying values of cash and cash equivalents are at face amount. The impact of the time value of money from the unobservable discount rate for restricted cash is inconsequential as of June 30, 2016 and December 31, 2015. Accordingly cash and cash equivalents and restricted cash approximate estimated fair value and are classified as Level 1.

Derivatives — The estimated fair values of derivatives were calculated using observable market data and represent the gross amount receivable or payable to terminate, taking into account current market rates, which represent Level 2 inputs, except for the TRS derivative and written options on certain CIT Bank CDs and credit derivatives that utilized Level 3 inputs. See Note 9 — Derivative Financial Instruments for notional principal amounts and fair values.

Investment Securities — Debt and equity securities classified as AFS are carried at fair value, as determined either by Level 1, Level 2 or Level 3 inputs. Debt securities classified as AFS included investments in U.S. federal government agency securities, U.S. Treasury and supranational securities and were valued using Level 2 inputs, primarily quoted prices for similar securities. Debt securities carried at fair value with changes recorded in net income include non-agency MBS where the market for such securities is not active; therefore the estimated fair value was determined using a discounted cash flow technique, which is a Level 3 input. Certain equity securities classified as AFS were valued using Level 1 inputs, primarily quoted prices in active markets. Debt securities classified as HTM include government agency securities and were valued using Level 2 inputs, primarily quoted prices for similar securities. For debt securities HTM where no market rate was available, Level 3 inputs were utilized. Debt securities HTM are securities that the Company has both the ability and the intent to hold until maturity and are carried at amortized cost and periodically assessed for OTTI, with the cost basis reduced when impairment is deemed to be other-than-temporary. Non-marketable equity investments utilize Level 3 inputs to estimate fair value and are generally recorded under the cost or equity method of accounting and are periodically assessed for OTTI, with the net asset values reduced when impairment is deemed to be other-than-temporary. For investments in limited partnership equity interests, the Company used the net asset value provided by the fund manager as an appropriate measure of fair value.

Assets held for sale — Assets held for sale are recorded at the lower of cost or fair value on the balance sheet. Of the assets held for sale above, $0.9 million carrying amount at June 30, 2016 was valued using quoted prices, which are Level 1 inputs, and $279.5 million carrying amount at June 30, 2016 was valued using Level 2 inputs. As there is no liquid secondary market for the other assets held for sale in the Company’s portfolio, the fair value is estimated based on a binding contract, current letter of intent or other third-party valuation, or using internally generated valuations or discounted cash flow technique, all of which are Level 3 inputs. Commercial loans are generally valued individually, while small ticket commercial loans are valued on an aggregate portfolio basis.

Loans — Within the Loans category, there are several types of loans as follows:

■	Commercial Loans — Of the loan balance above, $453.7 million and $975.5 million at June 30, 2016 and December 31, 2015, respectively, were valued using Level 2 inputs. As there is no liquid secondary market for the other loans in the Company’s portfolio, the fair value is estimated based on discounted cash flow analyses which use Level 3 inputs at both June 30, 2016 and December 31, 2015. In addition to the characteristics of the underlying contracts, key inputs to the analysis include interest rates, prepayment rates, and credit spreads. For the commercial loan portfolio, the market based credit spread inputs are derived from instruments with comparable credit risk characteristics obtained from independent third party vendors. As these Level 3 unobservable inputs are specific to individual loans / collateral types, management does not believe that sensitivity analysis of individual inputs is meaningful, but rather that sensitivity is more meaningfully assessed through the evaluation of aggregate carrying values of the loans. The fair value of loans at June 30, 2016 was $26.6 billion, which was 97.5% of carrying value. The fair value of loans at December 31, 2015 was $27.5 billion, which was 97.3% of carrying value.
■	Impaired Loans — The value of impaired loans is estimated using the fair value of collateral (on an orderly liquidation basis) if the loan is collateralized, the present value of expected cash flows utilizing the current market rate for such loan, or observable market price. As these Level 3 unobservable inputs are specific to individual loans / collateral types, management does not believe that sensitivity analysis of individual inputs is meaningful, but rather that sensitivity is more meaningfully assessed through the evaluation of aggregate carrying values of impaired loans relative to contractual amounts owed (unpaid principal balance or “UPB”) from customers. As of June 30, 2016, the UPB related to impaired loans totaled $192.5 million. Including related allowances, these loans are carried at $127.9 million, or 66.4% of UPB. Of these amounts, $46.9 million and $19.6 million of UPB and carrying value, respectively, relate to loans with no specific allowance. As of December 31, 2015 the UPB related to impaired loans totaled $172.5 million and including related allowances, these loans were carried at $121.8 million, or 70.6% of UPB. Of these amounts, $33.3 million and $21.9 million of UPB and carrying value, respectively, relate to loans with no specific allowance. The difference between UPB and carrying

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

Indemnification Assets — The Company’s indemnification assets relating to the SFR loans purchased in the OneWest Bank Transaction are measured on the same basis as the related indemnified item, and the underlying SFR loans. The estimated fair values reflect the present value of expected reimbursements under the indemnification agreements based on the loan performance discounted at an estimated market rate, and classified as Level 3. See “Loans Held for Investment” above for more information.

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

Borrowings

■	Unsecured debt — Approximately $10.6 billion par value at June 30, 2016 and $10.7 billion par value at December 31, 2015 were valued using market inputs, which are Level 2 inputs.
■	Secured borrowings — The title has been conformed to the presentation in Note 8 — Borrowings, whereby secured borrowings includes both structured financings and FHLB Advances. Approximately $4.7 billion par value at June 30, 2016 and $5.1 billion par value at December 31, 2015 were valued using market inputs, which are Level 2 inputs. Where market estimates were not available for approximately $2.2 billion and $2.7 billion par value at June 30, 2016 and December 31, 2015, respectively, values were estimated using a discounted cash flow analysis with a discount rate approximating current market rates for issuances by CIT of similar debt, which are Level 3 inputs.

Included in the above, the estimated fair value of FHLB Advances is based on a discounted cash flow model that utilizes benchmark interest rates and other observable market inputs. The discounted cash flow model uses the contractual advance features to determine the cash flows with a zero spread to the forward FHLB curve, which are discounted using observable benchmark interest rates. As the model inputs can be observed in a liquid market and the model does not require significant judgment, FHLB advances are classified as Level 2.

Credit balances of factoring clients — The impact of the time value of money from the unobservable discount rate for credit balances of factoring clients is inconsequential due to the short term nature of these balances (typically 90 days or less) as of June 30, 2016 and December 31, 2015. Accordingly, credit balances of factoring clients approximate estimated fair value and are classified as Level 3.

NOTE 11 — STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Loss

The following table details the components of Accumulated Other Comprehensive Loss, net of tax:

Components of Accumulated Other Comprehensive Loss (dollars in millions)

	June 30, 2016			December 31, 2015
	Gross Unrealized	Income Taxes	Net Unrealized	Gross Unrealized	Income Taxes	Net Unrealized
Foreign currency translation adjustments	$(26.0)	$(21.2)	$(47.2)	$(29.8)	$(35.9)	$(65.7)
Changes in benefit plan net gain (loss) and prior service (cost)/credit	(75.1)	7.0	(68.1)	(76.3)	7.0	(69.3)
Unrealized net gains (losses) on available for sale securities	12.3	(4.7)	7.6	(11.4)	4.3	(7.1)
Total accumulated other comprehensive loss	$(88.8)	$(18.9)	$(107.7)	$(117.5)	$(24.6)	$(142.1)

Item 1.  Consolidated Financial Statements  53

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table details the changes in the components of Accumulated Other Comprehensive Loss, net of income taxes:

Changes in Accumulated Other Comprehensive Loss by Component (dollars in millions)

	Foreign currency translation adjustments	Changes in benefit plan net gain (loss) and prior service (cost) credit	Unrealized net gains (losses) on available for sale securities	Total AOCI
Balance as of December 31, 2015	$(65.7)	$(69.3)	$(7.1)	$(142.1)
AOCI activity before reclassifications	13.8	(0.2)	14.7	28.3
Amounts reclassified from AOCI	4.7	1.4	–	6.1
Net current period AOCI	18.5	1.2	14.7	34.4
Balance as of June 30, 2016	$(47.2)	$(68.1)	$7.6	$(107.7)
Balance as of December 31, 2014	$(75.4)	$(58.5)	$–	$(133.9)
AOCI activity before reclassifications	(28.1)	(0.4)	0.1	(28.4)
Amounts reclassified from AOCI	3.4	0.1	–	3.5
Net current period AOCI	(24.7)	(0.3)	0.1	(24.9)
Balance as of June 30, 2015	$(100.1)	$(58.8)	$0.1	$(158.8)

Other Comprehensive Income/(Loss)

The amounts included in the Statement of Comprehensive Income are net of income taxes.

Foreign currency translation reclassification adjustments impacting net income were insignificant for the quarters ended June 30, 2016 and June 30, 2015 and were $4.7 million and $3.4 million for the six months ended June 30, 2016 and 2015, respectively. The change in income taxes associated with foreign currency translation adjustments was $(0.9) million and $6.0 million for the quarters ended June 30, 2016 and 2015, respectively and was $14.7 million and $(13.1) million for the six months ended June 30, 2016 and June 30, 2015, respectively.

The changes in benefit plans net gain/(loss) and prior service (cost)/credit reclassification adjustments impacting net income was $0.4 million and $0.1 million for the quarters ended June 30, 2016 and 2015, respectively; and was $1.4 million and $0.1 million for the six months ended June 30, 2016 and 2015, respectively. The change in income taxes associated with changes in benefit plans net gain/(loss) and prior service (cost)/credit was insignificant for the quarters ended June 30, 2016 and 2015 and was insignificant and $0.3 million for the year to date periods ended June 30, 2016 and 2015, respectively.

There were no reclassification adjustments impacting net income for unrealized gains (losses) on available for sale securities for the quarters or year to date periods ended June 30, 2016 and 2015. The change in income taxes associated with net unrealized gains on available for sale securities was $(7.4) million and approximately $(0.4) million for the quarters ended June 30, 2016 and 2015, respectively and was $(9.0) million and $(0.2) million for the six months ended June 30, 2016 and 2015, respectively.

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

54   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Reclassifications Out of Accumulated Other Comprehensive Income (dollars in millions)

	Quarters Ended June 30,
	2016			2015
	Gross Amount	Tax	Net Amount	Gross Amount	Tax	Net Amount	Income Statement line item
Changes in benefit plan net gain/(loss) and prior service (cost)/credit gains (losses)	$0.5	$(0.1)	$0.4	$0.1	$–	$0.1	Operating Expenses
Total Reclassifications out of AOCI	$0.5	$(0.1)	$0.4	$0.1	$–	$0.1

	Six Months Ended June 30,
	2016			2015
	Gross Amount	Tax	Net Amount	Gross Amount	Tax	Net Amount	Income Statement line item
Foreign currency translation adjustments gains (losses)	$3.6	$1.1	$4.7	$3.4	$–	$3.4	Other Income
Changes in benefit plan net gain/(loss) and prior service (cost)/credit gains (losses)	1.6	(0.2)	1.4	0.1	–	0.1	Operating Expenses
Total Reclassifications out of AOCI	$5.2	$0.9	$6.1	$3.5	$–	$3.5

NOTE 12 — REGULATORY CAPITAL

The Company and the Bank are each subject to various regulatory capital requirements administered by the FRB and the OCC. Quantitative measures established by regulation to ensure capital adequacy require that the Company and the Bank each maintain minimum amounts and ratios of Total, Tier 1 and Common Equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. We compute capital ratios in accordance with Federal Reserve capital guidelines and OCC capital guidelines for assessing adequacy of capital for the Company and CIT Bank, respectively. At June 30, 2016 and December 31, 2015, the regulatory capital guidelines applicable to the Company and the Bank were based on the Basel III Final Rule.

The calculation of the Company’s regulatory capital ratios are subject to review and consultation with the FRB, which may result in refinements to amounts reported at June 30, 2016.

Item 1.  Consolidated Financial Statements  55

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the actual and minimum required capital ratios:

Tier 1 Capital and Total Capital Components (dollars in millions)

	CIT		CIT Bank, N.A.
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Tier 1 Capital
Total stockholders’ equity(1)	$11,124.1	$10,978.1	$5,417.5	$5,606.4
Effect of certain items in accumulated other comprehensive loss excluded from Tier 1 Capital and qualifying noncontrolling interests	61.0	76.9	(7.7)	7.0
Adjusted total equity	11,185.1	11,055.0	5,409.8	5,613.4
Less: Goodwill(2)	(1,105.2)	(1,130.8)	(810.3)	(830.8)
Disallowed deferred tax assets	(842.4)	(904.5)	–	–
Disallowed intangible assets(2)	(75.8)	(53.6)	(82.8)	(58.3)
Other Tier 1 components(3)	(5.3)	(0.1)	–	–
Common Equity Tier 1 Capital	9,156.4	8,966.0	4,516.7	4,724.3
Tier 1 Capital	9,156.4	8,966.0	4,516.7	4,724.3
Tier 2 Capital
Qualifying allowance for credit losses and other reserves(4)	444.3	403.3	418.6	374.7
Other Tier 2 components(5)	0.1	–	0.1	–
Total qualifying capital	$9,600.8	$9,369.3	$4,935.4	$5,099.0
Risk-weighted assets	$67,087.1	$69,563.6	$35,811.3	$36,809.5
Common Equity Tier 1 Capital (to risk-weighted assets):
Actual	13.6%	12.9%	12.6%	12.8%
Effective minimum ratios under Basel III guidelines(6)	5.125%	4.5%	5.125%	4.5%
Tier 1 Capital (to risk-weighted assets):
Actual	13.6%	12.9%	12.6%	12.8%
Effective minimum ratios under Basel III guidelines(6)	6.625%	6.0%	6.625%	6.0%
Total Capital (to risk-weighted assets):
Actual	14.3%	13.5%	13.8%	13.9%
Effective minimum ratios under Basel III guidelines(6)	8.625%	8.0%	8.625%	8.0%
Tier 1 Leverage Ratio:
Actual	14.0%	13.5%	10.5%	10.9%
Required minimum ratio for capital adequacy purposes	4.0%	4.0%	4.0%	4.0%
(1)	See Consolidated Balance Sheets for the components of Total stockholders’ equity.
(2)	Goodwill and disallowed intangible assets adjustments also reflect the portion included within assets held for sale.
(3)	June 30th, 2016 amount represents the Volcker Rule requirement of deducting covered funds from equity. The second quarter of 2016 was the first quarter-end that this was implemented. December 31, 2015 amount includes the Tier 1 capital charge for nonfinancial equity instruments under Basel I.
(4)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit, and deferred purchase agreements, all of which are recorded in Other Liabilities.
(5)	Banking organizations are permitted to include in Tier 2 Capital up to 45% of net unrealized pretax gains on available-for-sale equity securities with readily determinable fair values.
(6)	Required ratios under Basel III Final Rule in effect as of the reporting date.

56   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Basel III Final Rule: (i) introduced a new capital measure called “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specified that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandated that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expanded the scope of the deductions from and adjustments to capital as compared to the prior regulations.

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

The Basel III Final Rule established new minimum capital ratios for CET1, Tier 1 capital, and Total capital of 4.5%, 6.0% and 8.0%, respectively. In addition, the Basel III Final Rule also introduced a new “capital conservation buffer”, composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. This buffer was implemented beginning January 1, 2016 at the 0.625% level and increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.

NOTE 13 — INCOME TAXES

The Company’s global effective income tax rate from continuing operations for the second quarter and the six months ended June 30, 2016 was 34% and 31%, respectively, up from 25% in the year-ago quarter and 27% in the year-ago six months period. The increase in the global effective tax rate is primarily driven by the impact of increased domestic earnings, which shifted the geographic mix of earnings. The tax provision for the second quarter and the six months ended June 30, 2016 reflected federal and state income taxes in the U.S. as well as taxes on earnings of certain international operations. The projected 2016 effective income tax rate is 32% before the impact of discrete tax items.

Included in the net discrete tax benefit of $7 million for the year to date was a $14 million tax benefit, including interest and penalties, from favorable actions taken by the tax authorities related to uncertain tax positions taken on certain prior year non-U.S. tax returns, which was partially offset by $7 million of net tax expense items, of which $4 million was recorded in the current quarter.

Included in the year-ago quarter and six months period discrete tax benefit of $7 million and $5 million, respectively, was a $9 million tax benefit corresponding to a reduction of certain tax reserves upon the receipt of a favorable tax ruling on an uncertain tax position taken on prior years’ tax returns, offset partially by other miscellaneous net tax expense items.

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

The Company maintained a valuation allowance of $21 million against certain non-U.S. reporting entities’ net DTAs at June 30, 2016, down from $91 million at December 31, 2015. In January 2016, the Company sold its U.K. equipment finance business. Thus, there was a reduction of approximately $70 million to the respective U.K. reporting entities’ net DTAs along with their associated valuation allowances. In the evaluation process related to the net DTAs of the Company’s other international reporting entities, uncertainties surrounding the future international business operations have made it challenging to reliably project future taxable income. Management will continue to assess the forecast of future taxable income as the business plans for these international reporting entities evolve and evaluate potential tax planning strategies to utilize these net DTAs.

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

Liabilities for Uncertain Tax Positions

The Company’s potential liability for uncertain tax positions before interest and penalties totaled $38.5 million at June 30, 2016 and $46.7 million at December 31, 2015. The decrease in the balance is mainly associated with

Item 1.  Consolidated Financial Statements  57

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

favorable tax actions taken by the tax authorities related to uncertain tax positions taken on certain prior year non-U.S. income tax returns.

The Company anticipates changes to its uncertain tax positions from resolution of open tax matters and closure of statutes. Management estimates that the total potential liability before interest and penalties may be reduced by up to $5 million within the next twelve months. If these amounts are resolved in favor of the Company, they will have a favorable impact on the effective tax rate in future periods. The Company’s accrued liability for interest and penalties totaled $12.4 million at June 30, 2016 and $18.0 million at December 31, 2015. The change in balance is mainly related to the interest and penalties associated with the decrease in the above mentioned uncertain tax position taken on certain year-ago non-U.S. income tax returns. The Company recognizes accrued interest and penalties on unrecognized tax benefits in income tax expense.

NOTE 14 — COMMITMENTS

The accompanying table summarizes credit-related commitments, as well as purchase and funding commitments:

Commitments (dollars in millions)

	June 30, 2016
	Due to Expire			December 31, 2015
	Within One Year	After One Year	Total Outstanding	Total Outstanding
Financing Commitments
Financing assets	$1,831.4	$5,025.0	$6,856.4	$7,385.6
Letters of credit
Standby letters of credit	31.9	210.7	242.6	315.3
Other letters of credit	20.6	–	20.6	18.3
Guarantees
Deferred purchase agreements	1,405.7	–	1,405.7	1,806.5
Guarantees, acceptances and other recourse obligations	1.7	–	1.7	0.7
Purchase and Funding Commitments
Aerospace purchase commitments	669.6	8,554.4	9,224.0	9,618.1
Rail and other purchase commitments	575.3	52.3	627.6	898.2

Financing Commitments

Commercial

Financing commitments, referred to as loan commitments or lines of credit, reflect CIT’s agreements to lend to its customers, subject to the customers’ compliance with contractual obligations. Included in the table above are commitments that have been extended to and accepted by customers, clients or agents, but on which the criteria for funding have not been completed of $1.2 billion at June 30, 2016 and $859 million at December 31, 2015. Financing commitments also include credit line agreements to Commercial Services clients that are cancellable by us only after a notice period. The notice period is typically 90 days or less. The amount available under these credit lines, net of the amount of receivables assigned to us, was $390 million at June 30, 2016 and $406 million at December 31, 2015. As financing commitments may not be fully drawn, may expire unused, may be reduced or cancelled at the customer’s request, and may require the customer to be in compliance with certain conditions, total commitment amounts do not necessarily reflect actual future cash flow requirements.

The table above includes approximately $1.5 billion of undrawn financing commitments at June 30, 2016 and $1.7 billion at December 31, 2015 for instances where the customer is not in compliance with contractual obligations, and therefore CIT does not have the contractual obligation to lend.

At June 30, 2016, substantially all undrawn financing commitments were senior facilities. Most of the Company’s undrawn and available financing commitments are in the Commercial Banking segment.

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

Consumer

Financing commitments in the table above include $46 million associated with discontinued operations at June 30, 2016 consisting of HECM reverse mortgage loan commitments.

58   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In conjunction with the OneWest Transaction, the Company is committed to fund draws on certain reverse mortgages in conjunction with loss sharing agreements with the FDIC. The FDIC agreed to indemnify the Company for losses on the first $200 million of draws that occur subsequent to the purchase date. In addition, the FDIC agreed to fund any other draws in excess of the $200 million. The Company’s net exposure for loan commitments on the reverse mortgage draws on those purchased loans was $51 million at June 30, 2016. See Note 5 — Indemnification Assets for further discussion on loss sharing agreements with the FDIC. In addition, as servicer of HECM loans, the Company is required to repurchase the loan out of the GNMA HMBS securitization pools once the outstanding principal balance is equal to or greater than 98% of the maximum claim amount.

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

The table above includes $1,321 million and $1,720 million of DPA credit protection at June 30, 2016 and December 31, 2015, respectively, related to receivables which have been presented to us for credit protection after shipment of goods has occurred and the customer has been invoiced. The table also includes $85 million and $87 million available under DPA credit line agreements, net of the amount of DPA credit protection provided at June 30, 2016 and December 31, 2015, respectively. The DPA credit line agreements specify a contractually committed amount of DPA credit protection and are cancellable by us only after a notice period. The notice period is typically 90 days or less.

The methodology used to determine the DPA liability is similar to the methodology used to determine the allowance for loan losses associated with the finance receivables, which reflects embedded losses based on various factors, including expected losses reflecting the Company’s internal customer and facility credit ratings. The liability recorded in Other Liabilities related to the DPAs totaled $3.7 million and $4.4 million at June 30, 2016 and December 31, 2015, respectively.

Purchase and Funding Commitments

CIT’s purchase commitments relate primarily to purchases of commercial aircraft and rail equipment. Commitments to purchase new commercial aircraft are predominantly with Airbus Industries (“Airbus”) and The Boeing Company (“Boeing”). CIT may also commit to purchase an aircraft directly from an airline. Aerospace equipment purchases are contracted for specific models, using baseline aircraft specifications at fixed prices, which reflect discounts from fair market purchase prices prevailing at the time of commitment. The delivery price of an aircraft may change depending on final specifications. Equipment purchases are recorded at the delivery date. The estimated commitment amounts in the preceding table are based on contracted purchase prices reduced for pre-delivery payments to date and exclude buyer furnished equipment selected by the lessee. Pursuant to existing contractual commitments, 132 aircraft remain to be purchased from Airbus, Boeing and Embraer at June 30, 2016. Aircraft deliveries are scheduled periodically through 2020. Commitments exclude unexercised options to order additional aircraft.

The Company’s rail business entered into commitments to purchase railcars from multiple manufacturers. At June 30, 2016, approximately 5,200 railcars remain to be purchased from manufacturers with deliveries through 2018. Rail equipment purchase commitments are at fixed prices subject to price increases for certain materials.

Other vendor purchase commitments primarily relate to Equipment Finance.

Other Commitments

The Company has commitments to invest in affordable housing investments, and other investments qualifying for community reinvestment tax credits. These commitments are payable on demand. As of June 30, 2016, these commitments were $8 million. These commitments are recorded in accrued expenses and Other liabilities in the condensed Consolidated Balance Sheet.

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

For certain Litigation matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of established reserves and insurance. For other matters for which a loss is probable or reasonably possible, such an estimate cannot be determined. For Litigation where losses are reasonably possible, management currently estimates the aggregate range of reasonably possible losses as up to $120 million in excess of established reserves and insurance related to those matters, if any. This estimate represents reasonably possible losses (in excess of established reserves and insurance) over the life of such Litigation, which may span a currently indeterminable number of years, and is based on information currently available as of June 30, 2016. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate.

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

Notices of infraction were issued to Banco CIT relating to the payment of Imposto sobre Circulaco de Mercadorias e Servicos (“ICMS”) taxes charged by Brazilian states in connection with the importation of equipment. The state of São Paulo claims that Banco CIT should have paid it ICMS tax for tax years 2006 – 2009 because Banco CIT, the purchaser, was located in São Paulo. Instead, Banco CIT paid ICMS tax to the states of Espirito Santo where the imported equipment arrived. A regulation issued by São Paulo in December 2013 reaffirms a 2009 agreement by São Paulo to conditionally recognize ICMS tax payments made to Espirito Santo. An assessment related to taxes paid to Espirito Santo was upheld in a ruling issued by the administrative court in May 2014. That ruling has been appealed. Another assessment related to taxes paid to Espirito Santo remains pending. Petitions seeking recognition of the taxes paid to Espirito Santo have been filed in a general amnesty program. In conjunction with the stock sale, the Company posted a letter of credit in the amount of 76 million Reais ($24 million USD) to secure the indemnity obligation for the ICMS Tax Appeals.

HUD OIG INVESTIGATION

In 2009, OneWest Bank acquired the reverse mortgage loan portfolio and related servicing rights of Financial Freedom Senior Funding Corporation, including HECM loans from the FDIC as Receiver for IndyMac Federal Bank. HECM loans are insured by the FHA, administered by the HUD. Subject to certain requirements, the loans acquired from the FDIC are covered by indemnification agreements. In addition, Financial Freedom is the servicer of HECM loans owned by third party investors. Beginning in the third quarter of 2015, HUD’s OIG, served a series of subpoenas on the Company regarding HECM loans. The subpoenas request documents and other information related to the HECM loan origination and servicing business, including the curtailment of interest payments on HECM insurance claims. The Company continues to cooperate with the investigation and has begun discussions with the HUD OIG regarding the potential resolution of the matter. We do not expect the outcome to have a material adverse effect on the Company’s financial condition or results of operations in light of existing reserves.

Forward Mortgage Obligations

As owner and servicer of forward residential mortgage loans, the Company is exposed to contingent obligations for various obligations including breaches of servicer obligations

60   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

and other contractual obligations as set forth in industry regulations, in servicing agreements and other agreements with the applicable counterparties, such as the FDIC, Fannie Mae and other third party investors.

The Company has established reserves for contingent liabilities associated with continuing forward mortgage operations. While the Company believes that such accrued liabilities are adequate, management currently estimates the aggregate range of reasonably possible losses as up to $55 million in excess of established reserves and insurance, if any.  This estimate is based on information currently available as of June 30, 2016.  The obligations underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate.

Indemnification Obligations

In connection with the OneWest acquisition, CIT assumed the obligation to indemnify Ocwen Loan Servicing, LLC (“Ocwen”) against certain claims that may arise from servicing errors which are deemed attributable to the period prior to June 2013, when OneWest sold its servicing business to Ocwen, such as repurchase demands, non-recoverable servicing advances and compensatory fees imposed by the GSEs for servicer delays in completing the foreclosure process within the prescribed timeframe established by the servicer guides or agreements, exclusive of losses or repurchase obligations and certain Agency fees, and which are limited to an aggregate amount of $150 million and expire three years from closing (February 2017). Ocwen is responsible for liabilities arising from servicer obligations following the service transfer date because substantially all risks and rewards of ownership have been transferred; except for certain Agency fees or loan repurchase amounts. As of June 30, 2016, the cumulative indemnification obligation totaled approximately $49 million, which reduced the Company’s $150 million maximum potential indemnity obligation to Ocwen. Because of the uncertainty in the ultimate resolution and estimated amount of the indemnification obligation, it is reasonably possible that the obligation could exceed the Company’s recorded liability by up to approximately $20 million as of June 30, 2016.

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

NOTE 16 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the third quarter of 2015, Strategic Credit Partners Holdings LLC (the “JV”), a joint venture between CIT Group Inc. (“CIT”) and TPG Special Situations Partners (“TSSP”), was formed. The JV extends credit in senior-secured, middle-market corporate term loans, and, in certain circumstances, is a participant to such loans. Participation could be in corporate loans originated by CIT. The JV may acquire other types of loans, such as subordinate corporate loans, second lien loans, revolving loans, asset backed loans and real estate loans. Through June 30, 2016, loans of $126 million were sold to the joint venture, while our investment was $7.6 million and $4.6 million at June 30, 2016 and December 31, 2015, respectively. CIT also maintains an equity interest of 10% in the JV.

During 2014, the Company formed two joint ventures (collectively “TC-CIT Aviation”) between CIT Aerospace and Century Tokyo Leasing Corporation (“CTL”). CIT records its net investment under the equity method of accounting. Under the terms of the agreements, TC-CIT Aviation will acquire commercial aircraft that will be leased to airlines around the globe. CIT Aerospace is responsible for arranging future aircraft acquisitions, negotiating leases, servicing the portfolio and administering the entities. Initially, CIT Aerospace sold 14 commercial aircraft to TC-CIT Aviation in transactions with an aggregate value of approximately $0.6 billion; including nine aircraft sold in 2014 and five aircraft sold in the first quarter of 2015 (these five aircraft were sold at an aggregate amount of $240 million). In addition to the initial 14 commercial aircraft, CIT sold 5 commercial aircraft with an aggregate value of $226 million in the year ended December 31, 2015. There were no aircraft sold to TC-CIT Aviation in the first half of 2016. In 2016, servicing fees of $4.6 million were billed by CIT to TC-CIT Aviation for the six months ended June 30, 2016. CIT also made and maintains a minority equity investment in TC-CIT Aviation in the amount of approximately $59 million at June 30, 2016. CTL made and maintains a majority equity interest in the joint venture and is a lender to the companies.

CIT invests in various trusts, partnerships, and limited liability corporations established in conjunction with structured financing transactions of equipment, power and infrastructure projects. CIT’s interests in these entities were entered into in the ordinary course of business. Other assets included approximately $238 million and $224 million at June 30, 2016 and December 31, 2015, respectively, of tax credit investments and investments in non-consolidated entities (including the two joint ventures discussed above) relating to such transactions that are accounted for under the equity or cost methods.

The combination of investments in and loans to non-consolidated entities represents the Company’s maximum exposure to loss, as the Company does not provide guarantees or other forms of indemnification to non-consolidated entities.

As of June 30, 2016 and December 31, 2015, a wholly-owned subsidiary of the Company subserviced loans for a related party with unpaid principal balances of $187.9 million and $204.5 million, respectively.

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

The following summarizes changes to our segment presentation from December 31, 2015:

■	Commercial Banking (formerly North America Banking, or “NAB”) no longer includes the Consumer Banking division or the Canadian lending and equipment finance business. Commercial Banking is comprised of three divisions, Commercial Finance, Real Estate Finance, and Business Capital. Business Capital includes the former Equipment Finance and Commercial Services divisions.
■	Transportation Finance (formerly Transportation & International Finance or “TIF”) no longer includes the China and the U.K. businesses. Transportation Finance is comprised of three divisions, Aerospace, Rail, and Maritime Finance.
■	Consumer and Community Banking is a new segment that includes Legacy Consumer Mortgages (the former LCM segment) and other banking divisions that were included in the former NAB segment (Consumer Banking, Mortgage Lending, Wealth Management and SBA Lending).
■	NSP includes businesses that we no longer consider strategic, including those in Canada, China and the recently exited U.K., that had been included in the former NAB and TIF segments. Historical data will also include other businesses and portfolios that have been sold, such as Mexico and Brazil.

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

Types of Products and Services

CIT manages its business and reports its financial results in four operating segments: Commercial Banking, Transportation Finance, Consumer and Community Banking, and Non-Strategic Portfolios (“NSP”) and a fifth non-operating segment, Corporate and Other.

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

Segment Profit and Assets

The following table presents segment data. Results and period end balances as of and for the quarter ended June 30, 2015 do not contain any activity of OneWest Bank.

Segment Pre-tax Income (Loss) (dollars in millions)

	Transportation Finance	Commercial Banking	Consumer and Community Banking	Non-Strategic Portfolios	Corporate & Other	Total CIT
Quarter Ended June 30, 2016
Interest income	$49.9	$289.2	$105.4	$23.2	$27.6	$495.3
Interest expense	(146.5)	(74.7)	(5.9)	(13.7)	(41.7)	(282.5)
Provision for credit losses	(15.6)	(11.4)	(1.1)	–	–	(28.1)
Rental income on operating leases	536.6	28.7	–	4.0	–	569.3
Other income	11.7	60.9	11.7	6.7	13.3	104.3
Depreciation on operating lease equipment	(154.9)	(21.5)	–	–	–	(176.4)
Maintenance and other operating lease expenses	(64.9)	–	–	–	–	(64.9)
Operating expenses / loss on debt extinguishment and deposit redemption	(62.2)	(148.8)	(93.2)	(12.1)	(25.3)	(341.6)
Income (loss) from continuing operations before (provision) benefit for income taxes	$154.1	$122.4	$16.9	$8.1	$(26.1)	$275.4
Quarter Ended June 30, 2015
Interest income	$44.4	$185.9	$–	$48.8	$4.7	$283.8
Interest expense	(148.7)	(64.7)	–	(34.0)	(17.8)	(265.2)
Provision for credit losses	(1.1)	(18.0)	–	0.7	–	(18.4)
Rental income on operating leases	497.9	23.8	–	10.0	–	531.7
Other income	13.8	67.3	–	(1.0)	(16.6)	63.5
Depreciation on operating lease equipment	(136.6)	(17.5)	–	(3.7)	–	(157.8)
Maintenance and other operating lease expenses	(49.4)	–	–	–	–	(49.4)
Operating expenses / loss on debt extinguishment	(63.8)	(132.7)	–	(34.6)	(4.0)	(235.1)
Income (loss) from continuing operations before (provision) benefit for income taxes	$156.5	$44.1	$–	$(13.8)	$(33.7)	$153.1

Item 1.  Consolidated Financial Statements  63

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Segment Pre-tax Income (Loss) (dollars in millions) (continued)

	Transportation Finance	Commercial Banking	Consumer and Community Banking	Non-Strategic Portfolios	Corporate & Other	Total CIT
Six Months Ended June 30, 2016
Interest income	$102.6	$576.3	$208.6	$48.2	$55.0	$990.7
Interest expense	(294.6)	(148.3)	(14.8)	(28.2)	(83.0)	(568.9)
Provision for credit losses	(38.3)	(84.9)	(4.2)	–	–	(127.4)
Rental income on operating leases	1,081.1	55.8	–	7.8	–	1,144.7
Other income	30.5	116.4	19.8	21.2	17.3	205.2
Depreciation on operating lease equipment	(310.2)	(41.5)	–	–	–	(351.7)
Maintenance and other operating lease costs	(121.1)	–	–	–	–	(121.1)
Operating expenses / loss on debt extinguishment	$(122.9)	$(307.2)	$(175.4)	$(24.3)	$(61.9)	$(691.7)
Income (loss) from continuing operations before (provisions) benefit for income taxes	$327.1	$166.6	$34.0	$24.7	$(72.6)	$479.8
Select Period End Balances
Loans	$2,613.1	$20,709.8	$7,133.9	$–	$–	$30,456.8
Credit balances of factoring clients	–	1,215.2	–	–	–	1,215.2
Assets held for sale	800.6	471.7	37.9	1,093.1	–	2,403.3
Operating lease equipment, net	16,549.8	314.8	–	–	–	16,864.6
Six Months Ended June 30, 2015
Interest income	$87.1	$367.2	$–	$101.6	$8.9	$564.8
Interest expense	(299.3)	(129.5)	–	(72.0)	(35.7)	(536.5)
Provision for credit losses	(7.5)	(42.4)	–	(3.1)	–	(53.0)
Rental income on operating leases	994.6	46.9	–	20.8	–	1,062.3
Other income	49.2	130.9	–	(7.2)	(23.0)	149.9
Depreciation on operating lease equipment	(272.6)	(34.7)	–	(7.3)	–	(314.6)
Maintenance and other operating lease costs	(95.5)	–	–	–	–	(95.5)
Operating expenses / loss on debt extinguishment	(131.0)	(264.0)	–	(71.6)	(10.1)	(476.7)
Income (loss) from continuing operations before (provisions) benefit for income taxes	$325.0	$74.4	$–	$(38.8)	$(59.9)	$300.7
Select Period End Balances
Loans	$3,138.7	$15,112.3	$–	$1,398.3	$–	$19,649.3
Credit balances of factoring clients	–	1,373.3	–	–	–	1,373.3
Assets held for sale	301.2	88.2	–	697.4	–	1,086.8
Operating lease equipment, net	14,827.5	241.9	–	40.2	–	15,109.6

64   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 18 — GOODWILL

The following table summarizes the goodwill balance by segment:

Goodwill (dollars in millions)

	Transportation Finance	Commercial Banking	Consumer and Community Banking	Total
December 31, 2015(1)	$245.0	$579.1	$374.2	$1,198.3
Additions, Other activity(2)	(8.1)	(8.9)	(11.6)	(28.6)
June 30, 2016	$236.9	$570.2	$362.6	$1,169.7
(1)	In preparing the interim financial statements for the quarter ended June 30, 2016, the Company discovered and corrected an immaterial error impacting the December 31, 2015 goodwill allocation among Consumer and Community Banking and Commercial Banking in the amount of $23.2 million. The reclassification had no impact on the Company’s Balance Sheet and Statements of Income or Cash Flows for any period.
(2)	Includes purchase accounting measurement period adjustments in Commercial Banking and Consumer and Community Banking as well as the transfer of assets to held for sale and foreign exchange translation adjustments in Transportation Finance.

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

On August 3, 2015, CIT acquired 100% of IMB HoldCo LLC, the parent company of OneWest Bank. The purchase price was approximately $3.4 billion and the acquired assets and liabilities were recorded at their estimated fair value as of the acquisition date resulting in $663.0 million of goodwill recorded as of December 31, 2015. The determination of estimated fair values required management to make certain estimates about discount rates, future expected cash flows (that may reflect collateral values), market conditions and other future events that are highly subjective in nature and may require adjustments, which can be updated throughout the year following the acquisition. Subsequent to the acquisition, management continued to review information relating to events or circumstances existing at the acquisition date. This review resulted in adjustments to the acquisition date valuation amounts, which decreased the goodwill balance to $642.5 million. $362.6 million of the goodwill balance is associated with the Consumer and Community Banking business segment. The remaining goodwill was allocated to the Commercial Finance and Real Estate Finance reporting units in Commercial Banking.

Once goodwill has been assigned, it no longer retains its association with a particular event or acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of goodwill.

Item 1.  Consolidated Financial Statements  65

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk

BACKGROUND

CIT Group Inc., together with its subsidiaries (collectively “we”, “our”, “CIT” or the “Company”), has provided financial solutions to its clients since its formation in 1908. We provide financing, leasing and advisory services principally to middle market companies in a wide variety of industries primarily in North America, and equipment financing and leasing solutions to the transportation industry worldwide. We had nearly $60 billion of earning assets at June 30, 2016. CIT is a bank holding company (“BHC”) and a financial holding company. Through its bank subsidiary, CIT Bank, N.A., CIT provides a full range of banking and related services to commercial and individual customers through 70 branches located in southern California, through its online banking, and through other offices in the U.S. and internationally.

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

Effective as of August 3, 2015, CIT Group Inc. (“CIT”) acquired IMB HoldCo LLC (“IMB”), the parent company of OneWest Bank, National Association, a national banking association (“OneWest Bank”). Upon acquisition, CIT Bank, a Utah-state chartered bank and a wholly owned subsidiary of CIT, merged with and into OneWest Bank (the “OneWest Transaction”), with OneWest Bank surviving as a wholly owned subsidiary of CIT with the name CIT Bank, National Association, a national banking association (“CIT Bank, N.A.”). Note 2 — Acquisitions and Disposition Activities in Item 1. Consolidated Financial Statements summarizes the acquisition of OneWest Bank; however, see our Annual Report on Form 10-K for the year ended December 31, 2015, Note 2 — Acquisition and Disposition Activities in Item 8. Financial Statements and Supplementary Data for details on the assets acquired and liabilities assumed, along with the assumptions used to value those assets and liabilities.

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

SEGMENT UPDATES

As noted in our first quarter Form 10-Q, we changed our segment reporting effective January 1, 2016, following the previously announced reorganized management structure. CIT manages its business and reports its financial results in four operating segments: Commercial Banking, Transportation Finance, Consumer and Community Banking, and Non-Strategic Portfolios (“NSP”), and a fifth non-operating segment, Corporate and Other.

The following summarizes changes to our segment presentation from December 31, 2015:

■	Commercial Banking (formerly North America Banking or “NAB”) no longer includes the Consumer Banking division or the Canadian lending and equipment finance business. Commercial Banking is comprised of three divisions, Commercial Finance, Real Estate Finance, and Business Capital. Business Capital includes the former Equipment Finance and Commercial Services divisions.

■	Transportation Finance (formerly Transportation & International Finance or “TIF”) no longer includes the China and the U.K. businesses. Transportation Finance is comprised of three divisions, Aerospace (composed of Commercial Air and Business Air), Rail, and Maritime Finance.

■	Consumer and Community Banking is a new segment that includes Legacy Consumer Mortgages (the former LCM segment) and other banking divisions that were included in the former NAB segment (Consumer Banking, Mortgage Lending, Wealth Management and SBA Lending).

66   CIT GROUP INC

■	NSP includes businesses that we no longer consider strategic, including those in Canada and China and the recently exited U.K., that had been included in the former NAB and TIF segments. Historical data also include other businesses and portfolios that have been sold, such as Mexico and Brazil.

All prior period comparisons are conformed to the current period presentation.

SUMMARY OF 2016 FINANCIAL RESULTS

As discussed briefly below and in more detail in various sections, our 2016 results reflected increased business compared to the year-ago quarter, which was driven by the inclusion of OneWest Bank activity. Where helpful, to more fully understand our operating results, we have included comparisons to the prior quarter in addition to the year-ago quarter.

Net income was $14 million, $0.07 per diluted share, for the second quarter of 2016, compared to net income of $115 million, $0.66 per diluted share, for the year-ago quarter, which reflects results prior to the acquisition of OneWest Bank, and $147 million, $0.73 per diluted share, in the prior quarter. Income from continuing operations for the second quarter was $181 million, $0.90 per diluted share, compared to $115 million, $0.66 per diluted share, in the year-ago quarter and $152 million, $0.73 per diluted share, in the prior quarter. Year to date, net income was $161 million, $0.80 per diluted share, in 2016 and $219 million, $1.24 per diluted share, in 2015, and income from continuing operations was $333 million, $1.65 per diluted share, in 2016 and $219 million, $1.24 per diluted share, in 2015.

The $167 million loss, net of tax, in discontinued operations relates to Financial Freedom, a reverse mortgage servicing business that was part of the OneWest Bank acquisition in August 2015. As disclosed in CIT’s Form 10-K for the year ended December 31, 2015, CIT determined that there was a material weakness related to the Home Equity Conversion Mortgage (“HECM”) interest curtailment reserve associated with the business. During the current quarter, as a result of the ongoing process to remediate the material weakness and taking into consideration the investigation being conducted by the Office of Inspector General (“OIG”) for the Department of Housing and Urban Development (“HUD”), the Company recorded additional reserves, due to a change in estimate, of approximately $230 million, which is net of a corresponding increase in the indemnification receivable from the FDIC. See Discontinued Operation for further discussion.

Income from continuing operations included net after-tax charges of $9 million from discrete items related to our strategic initiatives. Discrete items included charges related to a goodwill impairment on the business aircraft assets transferred to held for sale and a restructuring charge resulting from operating expense reduction initiatives. In addition to these items, income this quarter (as compared to the prior quarter) included a lower credit provision primarily in the oil and gas portfolio and a mark-to-market benefit on the total return swap (“TRS”).

Income from continuing operations, before provision for income taxes totaled $275 million, up from $153 million for the year-ago quarter, driven by the OneWest Bank acquisition, and $204 million in the prior quarter, primarily due to lower credit costs. Year to date, pre-tax income totaled $480 million in 2016 and $301 million in 2015.

Net finance revenue(1) (“NFR”) was $541 million in the current quarter, compared to $553 million in the prior quarter and $343 million in the year-ago quarter. Average earning assets were essentially flat compared to the prior quarter reflecting growth in Transportation Finance offset by a reduction in Commercial Banking and run-off in the liquidating portfolios. The increase in average earning assets from the year-ago quarter reflects the acquisition of OneWest Bank. Year to date, NFR was $1,094 million, up from $681 million in 2015.

Net finance revenue as a percentage of average earning assets (“net finance margin”) decreased from the prior quarter and increased from the year-ago quarter. The decreases in net finance revenue and net finance margin from the prior quarter were driven primarily by higher maintenance and other operating lease costs and lower rental revenue as the prior quarter reflected elevated collections on remarketed aircraft. The increase from the year-ago quarter reflects the benefits from the OneWest Bank acquisition.

Provision for credit losses of $28 million decreased from the prior quarter, as portfolio quality was relatively unchanged and charge-offs, excluding the impact relating to assets transferred to held for sale, were lower. The provision was down from the prior quarter’s elevated level, which was driven by high provisions related to the energy and maritime portfolios. The increase from the year-ago quarter also reflects the higher asset level. Year to date, the provision for credit losses was $127 million, up from $53 million in the prior year, reflecting the higher asset level, higher provision related to the energy and maritime portfolios, and on the aerospace loan portfolio.

Credit metrics reflect non-accrual loans of $283 million, decreased from the prior quarter as charge-offs and asset sales generally offset a modest amount of new non-accruals. The increase compared to the year-ago quarter is primarily due to increases in the energy portfolio. Net charge-offs were $41 million (0.53% of average finance receivables). Excluding the impact relating to assets transferred to held for sale in all periods, net charge-offs were $16 million (0.21%), compared to $42 million (0.53%) in the prior quarter and $22 million (0.45%) in the year-ago quarter. The current quarter net charge-offs include $17 million in the energy (oil and gas) portfolio, of which $10 million related to loans which were sold or transferred to assets held for sale. Prior quarter net charge-offs included $15 million in the energy (oil and gas) portfolio and $11 million related to two Aerospace loans. Year to date, net charge-offs were $92 million (0.59%) in 2016 and $44 million (0.46%) in 2015.

(1)	Net finance revenue and average earning assets are non-GAAP measures; see “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   67

Other income of $104 million increased from $64 million and $101 million in the year-ago and prior quarters. The current quarter included gains on asset sales, primarily in Rail, mostly offset by impairment charges on certain rail assets when transferred to held for sale, and a $4 million goodwill impairment charge on the remaining business aircraft assets, also transferred to assets held for sale. The current quarter also included a $9 million mark-to-market benefit on the TRS and a $5 million mark-to-market benefit on the mortgage backed securities. The prior quarter included $10 million of net benefits from international business exits, and an $18 million benefit from the mark-to-market on the TRS, partially offset by a $4 million mark-to-market charge on the mortgage backed securities. The year-ago quarter included a $9 million tax-related charge (that was fully offset with a benefit to the tax provision) and a $6 million negative mark-to-market on the TRS. Year to date, other income was $205 million in 2016 and $150 million in 2015.

Operating expenses were $337 million, $235 million and $349 million in the current quarter, year-ago quarter and prior quarter, respectively. Year to date, operating expenses were $686 million in 2016 and $477 million in 2015. Operating expenses excluding restructuring costs and intangible asset amortization(2) were relatively flat to the prior quarter at $321 million. The current quarter reflected elevated costs primarily associated with the Commercial Air separation and higher FDIC insurance, offset by lower employee cost as the prior quarter included the annual benefit restarts. The current quarter also included $8 million of other expenses related to REO assets that occurred in prior periods. The increase from the prior year reflected the addition of OneWest Bank. The net efficiency ratio(3) of 50% reflects lower net finance revenue partially offset by lower operating expenses compared to the prior quarter and improvement from the prior year reflects the addition of OneWest Bank. Restructuring costs in this quarter and the prior quarter relate to strategic initiatives to reduce operating expenses, while the amortization of intangibles is primarily due to the OneWest Bank acquisition. Headcount at June 30, 2016 was 4,650 down from 4,740 in the prior quarter reflecting strategic initiatives and up from 3,360 a year-ago due to the OneWest Bank acquisition.

Provision for income taxes of $94 million for the quarter included $4 million of net discrete tax expense. The prior quarter had an income tax expense of $53 million for the quarter, including $14 million of discrete tax benefits from the resolution of a tax position on an international portfolio that had been previously sold. The current effective tax rate was 34% for the quarter, up from 26% in the prior quarter and 25% in the year-ago quarter. The increase in the effective tax rate is mainly attributable to the impact of discrete items compared to the prior quarter and increased domestic earnings, which shifted the geographic mix of earnings compared to the year-ago quarter. Cash taxes were a net payment of $6 million compared to less than $1 million in the prior quarter and $4 million in the year-ago quarter.

Total assets of continuing operations(4) were $66.2 billion at June 30, 2016, down from $66.6 billion at March 31, 2016 and $66.9 billion at December 31, 2015.

–	Financing and leasing assets (“FLA”), which includes loans, operating lease equipment and assets held for sale (“AHFS”), were $49.7 billion, down from $50.3 billion at March 31, 2016 and $50.4 billion at December 31, 2015, as sales and run-off in the Non-Strategic Portfolios and loans in Legacy Consumer Mortgages, offset new originations.
–	Cash (cash and due from banks and interest bearing deposits) totaled $8.1 billion, flat with March 31, 2016 and down slightly from $8.3 billion at December 31, 2015.
–	Investment securities totaled $3.2 billion, up from about $2.9 billion at both March 31, 2016 and December 31, 2015.

Deposits at $32.9 billion were flat compared to March 31, 2016 and increased slightly from December 31, 2015. The proportion of business funded by deposits was similarly up slightly from December 31, 2015.

Borrowings were $17.5 billion, down from $18.0 billion at March 31, 2016 and $18.4 billion at December 31, 2015, mostly reflecting repayments on secured borrowings, along with modest repurchases of unsecured borrowings in the first quarter of 2016.

Regulatory capital ratios increased from the prior quarter primarily as a result of a reduction in risk weighted assets reflecting the mix of assets while the decline from the year-ago quarter reflects the acquisition of OneWest Bank.

2016 PRIORITIES

CIT is committed to positioning the Company to deliver long-term value for shareholders while maintaining a strong risk management culture. CIT’s strategic priorities to advance its transition to a leading national middle market bank include:

1.	Focusing on Core Businesses: Invest in growth and strengthen its capabilities with respect to its primary lending, leasing and depository solutions for small business and middle market customers while we:
■	Complete the separation of the Commercial Air business by the end of 2016;
■	Complete the sales of the Canada and China businesses; and
■	Complete the integration of OneWest Bank by year end.

(2)	Operating expenses excluding restructuring costs and intangible asset amortization and Net efficiency ratio is a non-GAAP measure. See “Non-GAAP Measurements” for reconciliation of non-GAAP financial information.
(3)	Net efficiency ratio is a non-GAAP measure. See “Non-GAAP Measurements” for reconciliation of non-GAAP financial information.
(4)	Total assets from continuing operations is a non-GAAP measure. See “Non-GAAP Measurements” for reconciliation of non-GAAP financial information.

68   CIT GROUP INC

2.	Improve Profitability and Return Capital: Achieve a return on tangible common equity (ROTCE) of 10 percent by 2018 by executing on initiatives to:
■	Reduce operating expenses by $125 million by 2018;
■	Optimize the size of the BHC and improve funding costs by growing its deposit base and transitioning the deposit mix to lower cost deposits;
■	Increase net revenue by building out the investment portfolio;
■	Return excess capital to shareholders, subject to regulatory approvals.
3.	Maintain Strong Risk Management: The improvement in CIT’s credit ratings reflects the strength of its franchises, robust liquidity and capital positions and the expansion and diversification of deposit funding. Additionally, CIT will:
■	Maintain strong underwriting standards with focus on appropriate risk adjusted returns throughout cycles and leverage expertise as an asset-backed lender; and
■	Maintain its culture of compliance and integrity.

During the first six months of 2016, we made advances on the above priorities:

■	We closed the sale of the U.K. equipment finance business and entered into a contract to sell the Canada Equipment and Corporate Finance business;
■	We continued the dual track separation process of the Commercial Air business and filed the first draft of the Form 10 registration statement for C2 Aviation Capital and progressed to the second round of bidding in conjunction with our dual track process;
■	We continued to evaluate our businesses for alignment with our strategy to become a leading national middle market bank and transferred all of the business air portfolio to assets held for sale;
■	We continued to review expenses and operating efficiencies, which resulted in additional organizational streamlining and expect to be about a third through our $125 million expense savings target by year end;
■	We closed two offices and continued to combine systems to effect cost savings related to the OneWest Bank acquisition;
■	Our adjusted return on average tangible equity for the six months ended June 30, 2016 was 7.7%;
■	We maintained our quarterly dividend at $0.15 per share, and received approval from the Federal Reserve for a modest share repurchase, which we do not expect to initiate. We have submitted an amended capital plan reflecting capital actions that would occur in conjunction with the Commercial Air separation; and
■	We maintained our strong regulatory capital ratios.

DISCONTINUED OPERATION

Reverse Mortgage Servicing

The $167 million loss, net of tax, in discontinued operations relates to Financial Freedom, a reverse mortgage servicing business CIT acquired as part of the OneWest Bank acquisition in August 2015. The Financial Freedom reverse mortgage servicing operation services approximately 90,000 reverse mortgages, with over $16 billion of unpaid principal balance. The majority of the mortgages are Home Equity Conversion Mortgages (“HECMs”) that are administered by the Department of Housing and Urban Development (“HUD”) and insured by the Federal Housing Administration (“FHA”). As disclosed in CIT’s Form 10-K for fiscal year 2015, CIT determined that there was a material weakness related to the HECM interest curtailment reserve associated with this business. During the current quarter, as a result of the ongoing process to remediate the material weakness and taking into consideration the investigation being conducted by the Office of Inspector General (“OIG”) for the HUD, the Company recorded additional reserves, reflecting a change in estimate, of approximately $230 million, which is net of a corresponding increase in the indemnification receivable from the FDIC. This review and the related investigation are ongoing, and, as a result, there could be additional changes to the financial statements in future periods.

Pursuant to ASC 205-20, the Financial Freedom business was reflected as discontinued operations as of the August 3, 2015 acquisition date and in the subsequent periods. The business includes the entire third party servicing of reverse mortgage operations, which consist of personnel, systems and servicing assets. The assets of discontinued operations include loans of $414 million at June 30, 2016, primarily HECM loans and servicing advances. The liabilities of discontinued operations include reverse mortgage servicing liabilities, which relates primarily to loans serviced for third party investors, secured borrowings and contingent liabilities. In addition, continuing operations includes a portfolio of reverse mortgages of $886 million at June 30, 2016, which are recorded in the Consumer and Community Banking segment and are serviced by Financial Freedom.

Further details of the discontinued business, along with condensed balance sheet and income statement items, are included in Note 2 — Acquisition and Disposition Activities and see Note 15 — Contingencies for discussion related to the servicing business in Item 1. Consolidated Financial Statements.

Unless specifically noted, the discussions and data presented throughout the following sections reflect CIT balances on a continuing operations basis.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   69

NET FINANCE REVENUE

The following tables present management’s view of consolidated NFR.

Net Finance Revenue(1) (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30, 2016	March 31, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Interest income	$495.3	$495.4	$283.8	$990.7	$564.8
Rental income on operating leases	569.3	575.4	531.7	1,144.7	1,062.3
Finance revenue	1,064.6	1,070.8	815.5	2,135.4	1,627.1
Interest expense	(282.5)	(286.4)	(265.2)	(568.9)	(536.5)
Depreciation on operating lease equipment	(176.4)	(175.3)	(157.8)	(351.7)	(314.6)
Maintenance and other operating lease expenses	(64.9)	(56.2)	(49.4)	(121.1)	(95.5)
Net finance revenue	$540.8	$552.9	$343.1	$1,093.7	$680.5
Average Earning Assets (“AEA”)	$59,229.2	$59,206.4	$41,159.4	$59,214.8	$41,567.9
Net finance margin	3.65%	3.74%	3.33%	3.69%	3.27%
(1)	NFR and AEA are non-GAAP measures; see “Non-GAAP Financial Measurements” sections for a reconciliation of non-GAAP to GAAP financial information.

NFR and net finance margin (“NFM”) are key metrics used by management to measure the profitability of our earning assets. NFR includes interest and yield-related fee income on our loans and capital leases, rental income on our operating lease equipment, and interest and dividend income on cash and investments, less funding costs and depreciation, maintenance and other operating lease expenses from our operating lease equipment. Since our asset composition includes a high level of operating lease equipment (28% of AEA for the quarter ended June 30, 2016), NFM is a more appropriate metric for CIT than net interest margin (“NIM”) (a common metric used by other BHCs), as NIM does not fully reflect the earnings of our portfolio because it includes the impact of debt costs on all our assets but excludes the net revenue (rental income less depreciation, maintenance and other operating lease expenses) from operating leases.

The following table includes average balances from revenue generating assets along with the respective revenues and average balances of deposits and borrowings with the respective interest expenses.

Average Balances and Rates(1) for the Quarters Ended (dollars in millions)

	June 30, 2016			March 31, 2016			June 30, 2015
	Average Balance	Revenue / Expense	Average Rate (%)	Average Balance	Revenue / Expense	Average Rate (%)	Average Balance	Revenue / Expense	Average Rate (%)
Interest bearing deposits	$7,113.5	$8.9	0.50%	$7,114.0	$8.4	0.47%	$4,829.4	$3.4	0.28%
Securities purchased under agreements to resell	–	–	–	–	–	–	675.0	1.0	0.59%
Investment securities	3,130.6	22.8	2.91%	2,923.5	22.5	3.08%	1,510.6	4.6	1.22%
Loans (including held for sale and credit balances of factoring clients)(2),(3)	31,679.7	472.2	5.96%	32,045.0	467.6	5.84%	18,863.2	274.8	5.83%
Operating lease equipment, net (including held for sale)(4)	16,925.5	328.0	7.75%	16,721.3	343.9	8.23%	15,281.2	324.5	8.49%
Indemnification assets	379.8	(8.6)	(9.06)%	401.7	(3.1)	(3.09)%	–	–	–
Average earning assets(2)	$59,229.1	823.3	5.56%	$59,205.5	839.3	5.67%	$41,159.4	608.3	5.91%
Deposits	$31,643.5	$99.4	1.26%	$31,829.1	$99.5	1.25%	$16,844.6	$72.2	1.71%
Borrowings	17,853.7	183.1	4.10%	18,210.4	186.9	4.11%	16,423.8	193.0	4.70%
Total interest-bearing liabilities	$49,497.2	282.5	2.28%	$50,039.5	286.4	2.29%	$33,268.4	265.2	3.19%
NFR and NFM		$540.8	3.65%		$552.9	3.74%		$343.1	3.33%

70   CIT GROUP INC

Average Balances and Rates(1) for the Quarters Ended (dollars in millions) (continued)

	June 2016 Over March 2016 Comparison			June 2016 Over June 2015 Comparison
	Increase (Decrease) Due To Change In:			Increase (Decrease) Due To Change In:
	Volume	Rate	Net	Volume	Rate	Net
Interest bearing deposits	$–	$0.5	$0.5	$11.4	$(5.9)	$5.5
Securities purchased under agreements to resell	–	–	–	–	(1.0)	(1.0)
Investments	6.0	(5.7)	0.3	47.1	(28.9)	18.2
Loans (including held for sale and net of credit balances of factoring clients)(2),(3)	(21.8)	26.4	4.6	763.9	(566.5)	197.4
Operating lease equipment, net (including held for sale)(4)	15.8	(31.7)	(15.9)	127.4	(123.9)	3.5
Indemnification assets	2.0	(7.5)	(5.5)	(34.4)	25.8	(8.6)
Total earning assets	$2.0	$(18.0)	$(16.0)	$915.4	$(700.4)	$215.0
Deposits	$(2.3)	$2.2	$(0.1)	$186.5	$(159.3)	$27.2
Borrowings	(14.6)	10.8	(3.8)	58.6	(68.5)	(9.9)
Total interest-bearing liabilities	$(16.9)	$13.0	$(3.9)	$245.1	$(227.8)	$17.3
(1)	Average rates are impacted by purchase accounting accretion and amortization.
(2)	The balance and rate presented is calculated net of average credit balances for factoring clients.
(3)	Non-accrual loans and related income are included in the respective categories.
(4)	Operating lease rental income is a significant source of revenue; therefore, we have presented the rental revenues net of depreciation and net of maintenance and other operating lease expenses.

The increase in average earning assets from the year-ago quarter reflects the acquisition of OneWest Bank. Average earning assets were essentially flat compared to the prior quarter reflecting growth in Aerospace, Rail, Real Estate Finance, and Other Consumer Banking, driven by new business volume, offset by assets sales and higher prepayments in Commercial Finance and run-off in the liquidating portfolios. Compared to the year-ago quarter, finance revenues increased 31%, generated by the higher AEA and accretion of $70 million resulting from the fair value discount on earning assets recorded for purchase accounting, along with new business volume. Finance revenues were down slightly from the prior quarter driven by lower net operating lease revenue. The yield on AEA of 5.56% was down from the year-ago and prior quarters, driven by the continued low rate environment and compression on operating lease margins. While interest on loans of 5.96% was up from the prior year, the increase reflected the benefit from accretion of purchase accounting adjustments as a result of the acquisition, which offset the lower yielding assets from the acquired OneWest Bank portfolio and yield compression in certain loan classes. The modest increase from the prior quarter reflects higher purchase accounting accretion from prepayments. Compared to the prior quarter, the yield on AEA was down from 5.67%, mostly driven by the higher maintenance and other operating lease expenses, combined with lower rental rates on operating lease equipment. We continued to grow our operating lease portfolio, which primarily consists of transportation related assets, aircraft and railcars, resulting in the higher average balance. As discussed elsewhere, we are currently in the process of separating our commercial aircraft leasing business, which constitutes approximately 67% of the Company’s operating lease equipment balance at June 30, 2016. Operating lease revenues and yields are discussed later in this section. Revenues generated on our cash deposits and investments reflect of the existing low rate environment and were not significant in any of the periods. Revenues on cash deposits and investments have grown compared to the year-ago quarter as the investments from the OneWest Bank acquisition, mostly MBSs, carry a higher rate of return than the previously owned investment portfolio and include a purchase accounting adjustment that accretes into income, thus increasing the yield.

Compared to the year-ago quarter, the increase in average interest bearing liabilities reflects the deposits acquired, along with growth, and the acquired borrowings, essentially all FHLB advances. The overall rate as a % of AEA was down due to the higher percentage of AEA being funded by deposits, along with a higher mix of low cost deposits. Interest expense was up modestly in amount compared to the year-ago quarter, reflective of the added liability balances from the OneWest Bank acquisition. Compared to the prior quarter, interest expense and average balances were essentially flat. Interest expense for the current and prior quarters was reduced by $4 million and $6 million, respectively, reflecting the accretion of purchase accounting adjustments on borrowings and deposits. Interest expense on deposits was up from the year-ago quarter, driven by the higher balances and partially offset by a net benefit from purchase accounting accretion. The decline in rate was the result of the lower cost deposits from OneWest Bank. Interest expense on borrowings is a function of the products and was mostly impacted by the OneWest Bank acquisition, which increased FHLB advances. FHLB advances had lower rates than our average borrowings in the year-ago quarter, thus reducing the average rate.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   71

The composition of our funding was significantly impacted by the OneWest Bank acquisition in 2015. At June 30, 2016, December 31, 2015, and June 30, 2015 our funding mix was as follows:

Borrowing Mix

	June 30, 2016	December 31, 2015	June 30, 2015
Deposits	65%	64%	51%
Unsecured	21%	21%	32%
Secured Borrowings:
Structured financings	8%	9%	17%
FHLB Advances	6%	6%	0%

These proportions will fluctuate in the future depending upon our funding activities.

The following table details further the rates of interest bearing liabilities.

Deposits and Borrowings Average Balances and Rates for the Quarters Ended (dollars in millions)

	Quarter Ended June 30, 2016			Quarter Ended March 31, 2016			Quarter Ended June 30, 2015
	Average Balance	Interest Expense	Rate %	Average Balance	Interest Expense	Rate %	Average Balance	Interest Expense	Rate %
Deposits
CDs	$18,397.7	$75.0	1.63%	$18,341.8	$73.6	1.61%	$11,019.4	$57.7	2.09%
Interest-bearing checking	3,007.8	3.8	0.51%	3,069.1	4.0	0.52%	–	–	–
Savings	4,568.9	9.8	0.86%	4,801.1	10.9	0.91%	3,945.4	9.8	0.99%
Money markets	5,669.1	11.1	0.78%	5,617.1	11.2	0.80%	1,879.7	4.9	1.04%
Total deposits(1)	31,643.5	99.7	1.26%	31,829.1	99.7	1.25%	16,844.5	72.4	1.72%
Borrowings
Unsecured notes	10,589.3	137.6	5.20%	10,615.5	138.0	5.20%	10,682.6	138.6	5.19%
Secured borrowings	4,121.2	39.3	3.81%	4,478.0	43.5	3.89%	5,635.6	54.3	3.85%
FHLB advances	3,143.2	6.2	0.79%	3,116.9	5.4	0.69%	105.6	0.1	0.38%
Total borrowings	17,853.7	183.1	4.10%	18,210.4	186.9	4.11%	16,423.8	193.0	4.70%
Total interest-bearing liabilities	$49,497.2	$282.8	2.29%	$50,039.5	$286.6	2.29%	$33,268.3	$265.4	3.19%
(1)	Excludes certain deposits such as escrow accounts, security deposits, and other similar accounts, therefore totals may differ from other average balances included in this document.

Deposits and borrowings are also discussed in Funding and Liquidity. See Select Financial Data (Average Balances) section for more information on borrowing rates.

The following table depicts selected earning asset yields and margin related data for our segments, plus select divisions within the segments.

Segment Average Yield and Other Data (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30, 2016	March 31, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Commercial Banking
AEA	$20,575.1	$20,727.0	$14,501.8	$20,627.9	$14,428.4
NFR	221.7	220.6	127.5	442.3	249.9
Gross yield	6.18%	6.06%	5.78%	6.13%	5.74%
NFM	4.31%	4.26%	3.52%	4.29%	3.46%
AEA
Commercial Finance	$9,260.5	$9,545.4	$6,784.3	$9,381.4	$6,753.1
Real Estate Finance	5,453.8	5,334.6	1,860.6	5,398.6	1,819.9
Business Capital	5,860.8	5,847.0	5,856.9	5,847.9	5,855.4

72   CIT GROUP INC

Segment Average Yield and Other Data (dollars in millions) (continued)

	Quarters Ended			Six Months Ended
	June 30, 2016	March 31, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Commercial Banking (continued)
Gross yield
Commercial Finance	5.38%	5.03%	4.40%	5.22%	4.40%
Real Estate Finance	5.18%	5.44%	4.00%	5.31%	3.97%
Business Capital	8.38%	8.32%	7.95%	8.36%	7.83%
NFR
Commercial Finance	$94.5	$90.6	$45.1	$185.1	$89.2
Real Estate Finance	51.6	54.4	11.1	106.0	21.1
Business Capital	75.6	75.6	71.3	151.2	139.6
NFM
Commercial Finance	4.08%	3.80%	2.66%	3.95%	2.64%
Real Estate Finance	3.78%	4.08%	2.39%	3.93%	2.32%
Business Capital	5.16%	5.17%	4.87%	5.17%	4.77%
Transportation Finance
AEA	$20,945.7	$20,619.5	$18,957.2	$20,761.9	$18,933.6
NFR	220.2	237.6	207.6	457.8	414.3
Gross yield	11.20%	11.59%	11.44%	11.40%	11.43%
NFM	4.21%	4.61%	4.38%	4.41%	4.38%
AEA
Aerospace	$12,255.8	$12,050.9	$11,643.6	$12,137.1	$11,778.1
Rail	7,036.7	6,882.4	6,115.2	6,954.7	6,026.2
Maritime Finance	1,653.2	1,686.2	1,198.4	1,670.1	1,129.3
Gross yield
Aerospace	10.87%	11.18%	10.41%	11.04%	10.41%
Rail	13.16%	13.73%	14.65%	13.45%	14.63%
Maritime Finance	5.30%	5.75%	5.12%	5.53%	5.04%
NFR
Aerospace	$110.6	$119.6	$99.1	$230.2	$200.7
Rail	94.0	100.2	98.0	194.2	194.3
Maritime Finance	15.6	17.8	10.5	33.4	19.3
NFM
Aerospace	3.61%	3.97%	3.40%	3.79%	3.41%
Rail	5.34%	5.82%	6.41%	5.58%	6.45%
Maritime Finance	3.77%	4.22%	3.50%	4.00%	3.42%
Consumer and Community Banking
AEA	$7,728.6	$7,757.8	$–	$7,739.2	$–
NFR	99.5	94.3	–	193.8	–
Gross yield	5.46%	5.32%	–	5.39%	–
NFM	5.15%	4.86%		5.01%	–
AEA	–
Other Consumer Banking	$2,071.7	$1,941.8	$–	$2,003.5	$–
Legacy Consumer Mortgages	5,656.9	5,816.0	–	5,735.7	–

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   73

Segment Average Yield and Other Data (dollars in millions) (continued)

	Quarters Ended			Six Months Ended
	June 30, 2016	March 31, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Consumer and Community Banking (continued)
Gross yield
Other Consumer Banking	3.58%	3.65%	–	3.62%	–
Legacy Consumer Mortgages	6.15%	5.87%	–	6.01%	–
NFR
Other Consumer Banking	$37.1	$34.0	$–	$71.1	$–
Legacy Consumer Mortgages	62.4	60.3	–	122.7	–
NFM
Other Consumer Banking	7.16%	7.00%	–	7.10%	–
Legacy Consumer Mortgages	4.41%	4.15%	–	4.28%	–
Non-Strategic Portfolios
AEA	$1,384.5	$1,516.8	$2,558.0	$1,456.2	$2,648.8
NFR	13.5	14.3	21.1	27.8	43.1
Gross yield	7.86%	7.59%	9.19%	7.69%	9.24%
NFM	3.90%	3.77%	3.30%	3.82%	3.25%

Gross yields (interest income plus rental income on operating leases as a % of AEA) in the Commercial Banking were up from the prior year and prior quarters in each of the divisions, except a decline in Real Estate Finance compared to the prior quarter. Compared to the year-ago quarter, gross yields also benefited from purchase accounting accretion. Purchase accounting accretion related to interest income totaled $18 million and $19 million in Commercial Finance for the current and prior quarters, respectively, and $19 million and $20 million in Real Estate Finance for the current and prior quarters, respectively.

Gross yields in Transportation Finance decreased from the year-ago quarter as the increase in Aerospace was offset by a decline in gross yields in Rail, reflecting reduced utilization in energy-related railcars and lease rates on new leases below the existing portfolio. Compared to the prior quarter, yields in Aerospace and Rail were impacted by higher maintenance and operating lease expenses, mainly on returned aircraft. The yield in Maritime Finance in the prior quarter reflects a benefit from a prepayment.

Consumer and Community Banking was acquired in 2015 as part of the OneWest Transaction. Therefore, there are no prior year comparisons. Gross yields were up from the prior quarter, mostly due to additional purchase accounting accretion on mortgage loans in LCM. Purchase accounting accretion related to interest income totaled $32 million and $27 million for the current and prior quarters, essentially all of which is in LCM.

NSP contains run-off portfolios, and as a result, gross yields varied due to asset sales and lower balances.

The following table sets forth the details on net operating lease revenues.

Net Operating Lease Data (dollars in millions)

	Quarters Ended
	June 30, 2016		March 31, 2016		June 30, 2015
Rental income on operating leases	$569.3	13.57%	$575.4	13.84%	$531.7	14.19%
Depreciation on operating lease equipment	(176.4)	(4.20)%	(175.3)	(4.22)%	(157.8)	(4.21)%
Maintenance and other operating lease expenses	(64.9)	(1.55)%	(56.2)	(1.35)%	(49.4)	(1.32)%
Net operating lease revenue and %	$328.0	7.82%	$343.9	8.27%	$324.5	8.66%
Average Operating Lease Equipment (“AOL”)	$16,781.3		$16,634.5		$14,990.7

74   CIT GROUP INC

Net Operating Lease Data (dollars in millions) (continued)

	Six Months Ended
	June 30, 2016		June 30, 2015
Rental income on operating leases	$1,144.7	13.70%	$1,062.3	14.21%
Depreciation on operating lease equipment	(351.7)	(4.21)%	(314.6)	(4.21)%
Maintenance and other operating lease expenses	(121.1)	(1.45)%	(95.5)	(1.27)%
Net operating lease revenue and %	$671.9	8.04%	$652.2	8.73%
Average Operating Lease Equipment (“AOL”)	$16,713.9		$14,946.9

Net operating lease revenue was primarily generated from the commercial air, a business we are in the process of separating, and rail portfolios. Net operating lease revenue was up slightly compared to the year-ago quarter, as the benefit from growth in the portfolio offset lower rates and lower utilization. The decline from the prior quarter reflects that the rents on new leases are below existing leases. In addition, maintenance and other operating lease expenses was up from the prior quarter due to aircraft returns.

Aircraft utilization remains strong, with all equipment either leased or under a commitment at year-end, and all of the 15 aircraft scheduled for delivery in the next twelve months have lease commitments. Rail utilization was relatively unchanged at approximately 94% compared to March 31, 2016, and down from 96% at December 31, 2015, reflecting pressures mostly from the crude, coal and steel industries. Demand for crude, coal and steel cars continues to be soft, therefore we still expect railcar utilization to move toward the low 90% range and rental rates to decline as leases re-new. Approximately 40% of the total railcar order-book has lease commitments.

Depreciation on operating lease equipment mostly reflects transportation equipment balances and includes amounts related to impairments on equipment in the portfolio. Depreciation expense as a percentage of AOL was fairly constant in the presented quarters. Once a long-lived asset is classified as AHFS, depreciation expense is no longer recognized, and the asset is evaluated for impairment with any such charge recorded in other income. (See “Non-interest Income — Impairment on assets held for sale” for discussion on impairment charges). Consequently, net operating lease revenue includes rental income on operating lease equipment classified as AHFS, but there is no related depreciation expense. The amount of suspended depreciation on operating lease equipment in AHFS totaled $5 million, $8 million and $3 million for the current, year-ago and prior quarters, respectively. Year to date, the amount of suspended depreciation totaled $8 million in 2016 and $16 million in 2015. Operating lease equipment in AHFS totaled $160 million at June 30, 2016, $93 million at December 31, 2015, and $288 million at June 30, 2015.

Maintenance and other operating lease expenses primarily relate to the rail portfolio and to a lesser extent aircraft re-leasing. Maintenance and other operating lease expenses was up compared to the year-ago quarter reflecting increased maintenance, freight and storage costs in rail and growth in the portfolios, and up from the prior quarter, due to elevated transition costs on aircraft.

The factors noted above affecting rental income, depreciation, and maintenance and other operating lease expenses drove the net operating lease revenue as a percent of AOL.

Upon emergence from bankruptcy in 2009, CIT applied Fresh Start Accounting (“FSA”) in accordance with GAAP. The most significant remaining discount at June 30, 2016, related to operating lease equipment ($1.2 billion related to rail operating lease equipment and $0.5 billion to aircraft operating lease equipment). The discount on the operating lease equipment was, in effect, an impairment of the operating lease equipment upon emergence from bankruptcy, as the assets were recorded at their fair value, which was less than their carrying value. The recording of the FSA adjustment reduced the asset balances subject to depreciation and thus decreases depreciation expense over the remaining useful life of the operating lease equipment or until it is sold.

See “Expenses — Depreciation on operating lease equipment” and “Concentrations — Operating Leases” for additional information.

CREDIT METRICS

Compared to the prior quarter, our non-accrual loans, net charge-offs and the provision for credit losses decreased. Although the allowance for loan losses was down, it was up as a percentage of loans, reflecting the decline in the portfolio.

Non-accrual loans of $283 million (0.93% of finance receivables) decreased from $295 million (0.94%) at March 31, 2016 and were up from $268 million (0.85%) at December 31, 2015. Non-accrual loans decreased from the prior quarter as charge-offs and asset sales generally offset a modest amount of new non-accruals. The increase compared to December 31, 2015 is primarily due to increases in the energy portfolio. Non-accruals are presented in a table and discussed later in this section.

The provision for credit losses reflects loss adjustments related to loans recorded at amortized cost, off-balance sheet

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   75

commitments and related reimbursements under indemnification agreements. The provision for credit losses was $28 million, down from the prior quarter as portfolio quality was relatively unchanged and charge-offs, excluding the impact relating to assets transferred to held for sale, were lower. The provision for the quarter was driven by an increase in reserves of approximately $10 million in the Maritime portfolio. The provision for credit losses of $99 million in the prior quarter included $31 million related to the energy portfolio, $14 million related to the maritime portfolio and discrete charge-offs of $11 million in the Aerospace loan portfolio. The provision for credit losses increased from the year-ago quarter and year to date, driven by the higher loan balance and credit migration in certain portfolios.

Net charge-offs of $41 million (0.53% of average finance receivables (“AFR”)) in the current quarter included $25 million of receivables transferred to AHFS, mostly related to certain loans in Commercial Finance and business aircraft. Excluding assets transferred to held for sale, net charge-offs were $16 million (0.21% of AFR), down from $42 million (0.53%) in the prior quarter and $22 million (0.45%) in the year-ago quarter. The current quarter net charge-offs includes $17 million in the energy (oil and gas) portfolio, of which $10 million related to loans that were sold or transferred to assets held for sale. The prior quarter net charge offs included $15 million in the energy (oil and gas) portfolio and $11 million related to two Aerospace loans. Recoveries of $4 million were down from the prior and year-ago quarters. Net charge-offs are presented in a table and discussed later in this section.

The following table presents detail on our allowance for loan losses, including charge-offs and recoveries and provides summarized components of the provision and allowance:

Allowance for Loan Losses (dollars in millions)

	Quarters ended			Six Months Ended
	June 30, 2016	March 31, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Allowance — beginning of period	$404.6	$360.2	$356.5	$360.2	$346.4
Provision for credit losses(1)	28.1	99.3	18.4	127.4	53.0
Other(1)	7.7	(3.6)	(0.5)	4.1	(4.1)
Net additions	35.8	95.7	17.9	131.5	48.9
Gross charge-offs(2)	(45.1)	(56.1)	(34.2)	(101.2)	(60.8)
Recoveries	4.1	4.8	10.7	8.9	16.4
Net Charge-offs	(41.0)	(51.3)	(23.5)	(92.3)	(44.4)
Allowance — end of period	$399.4	$404.6	$350.9	$399.4	$350.9
Provision for credit losses
Specific reserves on impaired loans	$14.5	$21.8	$2.7	$36.3	$5.1
Non-specific reserves	(27.4)	26.2	(7.8)	(1.2)	3.5
Net charge-offs	41.0	51.3	23.5	92.3	44.4
Total	$28.1	$99.3	$18.4	$127.4	$53.0
Allowance for loan losses
Specific reserves on impaired loans	$29.4	$40.2	$17.5
Non-specific reserves	370.0	364.4	333.4
Total	$399.4	$404.6	$350.9
Ratio
Allowance for loan losses as a percentage of total loans	1.31%	1.29%	1.79%
Allowance for loan losses as a percent of finance receivable/Commercial	1.62%	1.61%	1.79%
Allowance for loan losses plus principal loss discount as a percent of finance receivables (before the principal loss discount)/Commercial	1.83%	1.87%	1.79%
Allowance for loan losses plus principal loss discount as a percent of finance receivables (before the principal loss discount)/Consumer	7.20%	7.86%	–
(1)	Includes amounts related to reserves on unfunded loan commitments and letters of credit, and for deferred purchase agreements, which are reflected in Other Liabilities, as well as foreign currency translation adjustments.
(2)	Gross charge-offs of $25 million, $19 million and $2 million for the quarters ended June 30, 2016, December 31, 2015 and June 30, 2015, respectively, related to the transfer of receivables to AHFS.

76   CIT GROUP INC

The allowance for loan losses was $399 million (1.31% of finance receivables, 1.55% excluding loans subject to loss sharing agreements with the FDIC) at June 30, 2016, compared to $405 million (1.29% of finance receivables, 1.52% excluding loans subject to loss sharing agreements with the FDIC) at March 31, 2016 and $351 million (1.79% of finance receivables) at June 30, 2015. The slight decrease in allowance for loan losses from the prior quarter primarily reflected a reduction due to energy related charge-offs and lower loan balances, partially offset by an increase in the reserve for maritime finance loans, while the increase from the year-ago quarter was concentrated in the energy and maritime portfolios. Including the impact of the principal loss discount on credit impaired loans, which is essentially a reserve for credit losses on the discounted loans, the commercial loan allowance to finance receivables was 1.83% compared to 1.87% at March 31, 2016. The consumer loans ratio was 7.20% at June 30, 2016 and 7.86% at March 31, 2016, respectively, as most of the consumer loans purchased were credit impaired and are partially covered by loss sharing agreements with the FDIC. The decrease from the prior quarter is driven by the shift in asset mix as new originations offset the run-off of the purchased credit impaired portfolio.

In addition, we continuously update the allowance as we monitor credit quality within industry sectors. For instance, industry pressures in the energy and maritime sectors resulted in a reserve build in both portfolios in 2016. CIT’s loans to the oil and gas industry are included in Commercial Banking and totaled $0.8 billion or 2.7% of total loans at June 30, 2016, of which 47% were criticized. The decline of $0.1 billion in oil and gas loans was driven by loan sales and pay downs. The portfolio has loss coverage of 10.5% of the principal balance, reflecting the purchase accounting discount for loans acquired from OneWest Bank and the allowance for loan losses. If market conditions remain the same in the energy related and maritime industries, the portfolio will likely experience additional downward credit migration. The impact of lower oil and natural gas prices on the energy related sectors of Rail are reflected in lower utilization rates and lease rates for tank cars, sand cars and coal cars, not in non-accrual loans, provision for credit losses, or net charge-offs, since it is primarily an operating lease portfolio, not a loan portfolio.

Loan Net Carrying Value (dollars in millions)

	Finance Receivables	Allowance for Loan Losses	Net Carrying Value
June 30, 2016
Commercial Banking	$20,709.8	$(327.6)	$20,382.2
Transportation Finance	2,613.1	(51.3)	2,561.8
Consumer and Community Banking	7,133.9	(20.5)	7,113.4
Total	$30,456.8	$(399.4)	$30,057.4
December 31, 2015
Commercial Banking	$20,929.2	$(310.5)	$20,618.7
Transportation Finance	3,542.1	(39.4)	3,502.7
Consumer and Community Banking	7,200.4	(10.3)	7,190.1
Total	$31,671.7	$(360.2)	$31,311.5

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   77

The following table presents charge-offs, by class and business segment. See Results by Business Segment for additional information.

Net Charge-offs (dollars in millions)

	Quarters Ended						Six Months Ended
	June 30, 2016		March 31, 2016		June 30, 2015		June 30, 2016		June 30, 2015
Gross Charge-offs
Aerospace	$6.6	2.66%	$19.3	5.00%	$0.1	0.02%	$25.9	3.98%	$0.1	0.01%
Maritime	–	–	0.3	0.07%	0.6	0.19%	0.3	0.04%	0.6	0.10%
Transportation Finance(1)	6.6	0.97%	19.6	2.35%	0.7	0.09%	26.2	1.71%	0.7	0.04%
Commercial Finance	18.8	0.84%	16.1	0.70%	17.0	1.02%	34.9	0.77%	27.9	0.84%
Real Estate Finance	0.1	0.01%	1.5	0.11%	–	–	1.6	0.06%	–	–
Business Capital	19.1	1.16%	18.2	1.11%	12.8	0.79%	37.3	1.14%	24.5	0.75%
Commercial Banking(2)	38.0	0.72%	35.8	0.68%	29.8	0.79%	73.8	0.70%	52.4	0.70%
Legacy Consumer Mortgages	0.5	0.04%	0.7	0.05%	–	–	1.2	0.04%	–	–
Consumer and Community Banking	0.5	0.03%	0.7	0.04%	–	–	1.2	0.03%	–	–
Non-Strategic Portfolios	–	–	–	–	3.7	1.05%	–	–	7.7	1.07%
Total	$45.1	0.58%	$56.1	0.71%	$34.2	0.70%	$101.2	0.65%	$60.8	0.63%
Recoveries
Aerospace	$–	–	$–	–	$0.1	0.02%	$–	–	$0.1	0.01%
Transportation Finance(1)	–	–	–	–	0.1	0.01%	–	–	0.1	–
Commercial Finance	0.1	0.01%	0.5	0.02%	1.2	0.07%	0.6	0.02%	1.2	0.04%
Business Capital	3.2	0.20%	3.5	0.22%	3.4	0.21%	6.7	0.21%	6.7	0.20%
Commercial Banking(2)	3.3	0.06%	4.0	0.08%	4.6	0.12%	7.3	0.07%	7.9	0.11%
Legacy Consumer Mortgages	0.8	0.07%	0.8	0.06%	–	–	1.6	0.06%	–	–
Consumer and Community Banking	0.8	0.05%	0.8	0.05%	–	–	1.6	0.04%	–	–
Non-Strategic Portfolios	–	–	–	–	6.0	1.70%	–	–	8.4	1.17%
Total	$4.1	0.05%	$4.8	0.06%	$10.7	0.22%	$8.9	0.06%	$16.4	0.17%
Net Charge-offs
Aerospace	$6.6	2.66%	$19.3	5.00%	$–	–	$25.9	3.98%	$–	–
Maritime	–	–	0.3	0.07%	0.6	0.19%	0.3	0.04%	0.6	0.10%
Transportation Finance(1)	6.6	0.97%	19.6	2.35%	0.6	0.08%	26.2	1.71%	0.6	0.04%
Commercial Finance	18.7	0.83%	15.6	0.68%	15.8	0.95%	34.3	0.75%	26.7	0.80%
Real Estate Finance	0.1	0.01%	1.5	0.11%	–	–	1.6	0.06%	–	–
Business Capital	15.9	0.96%	14.7	0.89%	9.4	0.58%	30.6	0.93%	17.8	0.55%
Commercial Banking(2)	34.7	0.66%	31.8	0.60%	25.2	0.67%	66.5	0.63%	44.5	0.59%
Legacy Consumer Mortgages	(0.3)	(0.03)%	(0.1)	(0.01)%	–	–	(0.4)	(0.02)%	–	–
Consumer and Community Banking	(0.3)	(0.02)%	(0.1)	(0.01)%	–	–	(0.4)	(0.01)%	–	–
Non-Strategic Portfolios	–	–	–	–	(2.3)	(0.65)%	–	–	(0.7)	(0.10)%
Total	$41.0	0.53%	$51.3	0.65%	$23.5	0.48%	$92.3	0.59%	$44.4	0.46%
(1)	Transportation Finance charge-offs related to the transfer of receivables to assets held for sale for the quarters ended June 30, 2016, March 31, 2016, and June 30, 2015 totaled $7 million, $7 million, and $1 million, respectively. The year to date balances totaled $14 million and $1 million for the six months ended June 30, 2016 and 2015, respectively.
(2)	Commercial Banking charge-offs related to the transfer of receivables to assets held for sale for the quarters ended June 30, 2016, March 31, 2016, and June 30, 2015 totaled $19 million, $2 million, and $1 million, respectively. The year to date balances totaled $21 million and $13 million for the six months ended June 30, 2016 and 2015, respectively.

78   CIT GROUP INC

Net charge-offs in the current quarter included $25 million related to the transfer of receivables to AHFS, $19 million of which related to loans in Commercial Banking, with the remaining due to business aircraft loans in Transportation Finance. Net charge-offs in the prior quarter included $9 million related to the transfer of receivables to AHFS, primarily related to the business aircraft portfolio. Excluding assets transferred to held-for-sale in all periods, net charge-offs were $16 million (0.21% of average finance receivables) in the quarter, $42 million (0.53%) in the prior quarter, primarily due to the energy portfolio in Commercial Banking and two discrete loans in Transportation Finance, and $22 million (0.45%) in the year-ago quarter. Charge-offs associated with AHFS do not generate future recoveries as the loans are generally sold before recoveries can be realized and any gains on sales are reported in Other Income.

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

Non-accrual Loans (dollars in millions)

	June 30, 2016	December 31, 2015
Non-accrual loans
U.S.	$219.6	$185.3
Foreign	63.2	82.4
Non-accrual loans	$282.8	$267.7
Troubled Debt Restructurings
U.S.	$40.4	$25.2
Foreign	5.5	15.0
Restructured loans	$45.9	$40.2
Accruing loans past due 90 days or more
Accruing loans past due 90 days or more	$35.2	$15.8

	June 30, 2016		December 31, 2015
Commercial Finance	$145.1	1.70%	$131.5	1.44%
Real Estate Finance	7.1	0.13%	3.6	0.07%
Business Capital	55.6	0.84%	56.0	0.86%
Commercial Banking	207.8	1.00%	191.1	0.91%
Aerospace	18.2	2.01%	15.4	0.87%
Transportation Finance	18.2	0.70%	15.4	0.43%
Other Consumer Banking	–	–	0.4	0.02%
Legacy Consumer Mortgages	11.7	0.23%	4.8	0.09%
Consumer and Community Banking	11.7	0.16%	5.2	0.07%
Non-Strategic Portfolios	45.1	NM	56.0	NM
Total	$282.8	0.93%	$267.7	0.85%

NM — Not meaningful; Non-accrual loans include loans held for sale. All of NSP non-accrual loans reflected loans held for sale; since there was no portfolio loans, no % is displayed.

Non-accrual loans rose from December 31, 2015 due to additional amounts in the energy portfolio in Commercial Finance, and an increase in the business aircraft portfolio in Aerospace. Real estate owned as a result of foreclosures of secured mortgage loans was $90 million at June 30, 2016, down from $100 million at March 31, 2016 and $122 million at December 31, 2015, most of which is recorded in Consumer and Community Banking.

Approximately 48% of our non-accrual accounts were paying currently compared to 67% at March 31, 2016. Our impaired loan carrying value (including PAA discount, specific reserves and charge-offs) to estimated outstanding unpaid principal balances approximated 82%, compared to 84% at March 31, 2016. For this purpose, impaired loans are comprised principally of non-accrual loans over $500,000 and TDRs.

Total delinquency (30 days or more) remained flat from prior quarter at 1.2%.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   79

Forgone Interest (dollars in millions)

	Six Months Ended June 30,
	2016			2015
	U.S.	Foreign	Total	U.S.	Foreign	Total
Interest revenue that would have been earned at original terms	$12.0	$3.1	$15.1	$11.7	$7.1	$18.8
Less: Interest recorded	(1.3)	(0.3)	(1.6)	(1.1)	(1.5)	(2.6)
Foregone interest revenue	$10.7	$2.8	$13.5	$10.6	$5.6	$16.2

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

The tables that follow reflect loan carrying values of accounts that have been modified, excluding PCI loans.

TDRs and Modifications (dollars in millions)

	June 30, 2016		December 31, 2015
		% Compliant		% Compliant
Troubled Debt Restructurings
Deferral of principal and/or interest	$2.7	96%	$5.4	99%
Covenant relief and other	43.2	81%	34.8	88%
Total TDRs	$45.9	86%	$40.2	90%
Percent non-accrual	81%		63%
Modifications(1)
Extended maturity	$–	–	$0.2	100%
Covenant relief	20.7	91%	23.1	83%
Interest rate increase	8.9	100%	9.3	100%
Other	562.1	90%	218.4	100%
Total Modifications	$591.7	90%	$251.0	98%
Percent non-accrual	20%		16%
(1)	Table depicts the predominant elements of each modification, which may contain several of the characteristics listed.

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

80   CIT GROUP INC

Non-interest Income (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30, 2016	March 31, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Rental income on operating leases	$569.3	$575.4	$531.7	$1,144.7	$1,062.3
Other Income:
Fee revenues	28.0	32.7	25.3	60.7	47.9
Gains on sales of leasing equipment	28.0	11.2	21.5	39.2	53.5
Factoring commissions	24.1	26.4	27.0	50.5	56.5
Gains (losses) on derivatives and foreign currency exchange	10.4	9.3	(5.0)	19.7	(14.7)
Gains on loan and portfolio sales	7.7	0.3	2.1	8.0	8.7
Gains (losses) on investments	6.3	(4.1)	3.8	2.2	4.5
Gains on OREO sales	3.5	1.7	–	5.2	–
Impairment on assets held for sale	(17.0)	(22.1)	(11.0)	(39.1)	(21.1)
Other revenues	13.3	45.5	(0.2)	58.8	14.6
Total other income	104.3	100.9	63.5	205.2	149.9
Total non-interest income	$673.6	$676.3	$595.2	$1,349.9	$1,212.2

Non-interest Income includes Rental Income on Operating Leases and Other Income.

Rental income on operating leases from equipment we lease is generated largely in the Transportation Finance segment and recognized principally on a straight line basis over the lease term. Rental income is discussed in “Net Finance Revenues” and “Results by Business Segment”.

Other income increased from the year-ago and prior quarter reflecting the following:

Fee revenues include fees on lines of credit and letters of credit, capital markets-related fees, agent and advisory fees, and servicing fees for the assets that we sell, but for which we retain servicing. Fee revenue also includes banking fee products such as cash management fees and account fees. The increase from the year-ago periods reflect the additional fees from OneWest Bank acquisition and the decline from the prior quarter reflects lower capital markets-related fees.

Factoring commissions in the current quarter and for the six months were down from the prior year periods, mostly reflecting lower factoring volume. Factoring volume was $5.5 billion for the current quarter, a decrease from $5.8 billion in the year-ago quarter, reflective of a softer retail market, and down seasonally from $5.9 billion last quarter. Factoring volume was $11.4 billion and $12.3 billion for the six months ended June 30, 2016 and 2015, respectively.

Gains on sales of leasing equipment resulted from $156 million of equipment sales in the quarter, $155 million in the year-ago quarter, and $95 million in the prior quarter. Equipment sales totaled $251 million and $592 million for the six months ended June 30, 2016 and 2015, respectively. Gains as a percentage of equipment sold, which will vary based on the type and age of equipment sold, increased from last quarter and the year-ago quarter. Equipment sales for the current quarter included $37 million in Commercial Banking, $107 million in Transportation Finance, and $12 million in NSP. Equipment sales for the year-ago quarter consisted of $90 million in Transportation Finance, $38 million in Commercial Banking and $27 million in NSP. Equipment sales for the prior quarter included $38 million in Transportation Finance, $46 million in Commercial Banking and $11 million in NSP. The prior year six months includes significant sales of aircraft to TC-CIT Aviation, a joint venture.

Gains (losses) on derivatives and foreign currency exchange includes valuation of the derivatives within the TRS, which resulted in gains of $9 million in the current quarter and $18 million in the prior quarter, and losses of $6 million in the year-ago quarter. The TRS derivative gain in the current quarter is primarily related to widening of credit spread inputs to the fair value model.

Transactional foreign currency movements resulted in losses of $21 million in the current quarter driven by the strengthening of the U.S. currency against the British Pound and Euro, gains of $24 million in the prior quarter, and gains of $30 million in the year-ago quarter. The impact of these transactional foreign currency movements was offset by gains of $22 million in the current quarter, losses of $33 million in the prior quarter, and losses of $39 million in the year-ago quarter on derivatives that economically hedge foreign currency movements and other exposures.

In addition, there were less than $1 million of gains in the current quarter, no gains in the prior quarter and gains of $10 million in the year-ago quarter, respectively, on the realization of cumulative translation adjustment (“CTA”) amounts from accumulated other comprehensive loss due to translation adjustments related to the liquidating portfolios. As of June 30, 2016, there was approximately $6 million of CTA losses (pre-tax) included in accumulated other comprehensive loss in the Consolidated Balance Sheet related to the China portfolio in AHFS.

Gains on OREO sales reflects sales and adjustments to the carrying value of Real Estate Owned (“REO”) assets. REO properties were acquired in the OneWest Transaction or in subsequent foreclosure actions and pertain to foreclosures in the mortgage portfolios.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   81

Gains on loan and portfolio sales resulted from $220 million of sales in the quarter, $37 million in the year-ago quarter, and $114 million in the prior quarter. Loan and portfolio sales totaled $334 million and $131 million for the six months ended June 30, 2016 and 2015, respectively. The current quarter reflected $187 million of sales in Commercial Banking and $33 million in Consumer and Community Banking. The year-ago quarter sales were essentially all in Commercial Banking. The prior quarter sales included $83 million in Commercial Banking, $20 million in NSP, and $11 million in Consumer and Community Banking.

Gains (losses) on investments in the current and prior quarters primarily reflect changes in value of mortgage-backed securities. Gains and losses are also derived from sales of equity investments that were received as part of a lending transaction or, in some cases, a workout situation.

Impairment on assets held for sale in the current quarter was driven by $18 million in Transportation Finance, mainly related to $14 million for scrapping of certain rail cars and a $4 million goodwill charge associated with the business air portfolio held for sale, partially offset by amounts in other segments. The prior quarter impairment included $18 million related to the China and Canada portfolios held for sale in NSP, $2 million in Transportation Finance mainly related to the international Business Air portfolio held for sale, and $2 million in Commercial Banking. The year ago quarter impairment primarily relates to the Mexico and Brazil portfolios held for sale in NSP. When an operating lease asset is classified as held for sale, depreciation expense is suspended and the asset is evaluated for impairment with any such charge recorded in other income. (See Other Expenses for related discussion on depreciation on operating lease equipment.)

Other revenues in the prior quarter include a gain on sale of the U.K. business of $24 million in NSP, inclusive of previously recorded CTA losses. Other revenues included items that are more episodic in nature, such as gains on work-out related claims, proceeds received in excess of carrying value on non-accrual accounts held for sale, which were repaid or had another workout resolution, insurance proceeds in excess of carrying value on damaged leased equipment, and income from joint ventures.

EXPENSES

Non-Interest Expense (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30, 2016	March 31, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Depreciation on operating lease equipment	$176.4	$175.3	$157.8	$351.7	$314.6
Maintenance and other operating lease expenses	64.9	56.2	49.4	121.1	95.5
Operating expenses:
Compensation and benefits	155.9	172.2	135.6	328.1	282.1
Professional fees	39.5	38.8	20.8	78.3	40.3
Technology	31.3	30.4	24.9	61.7	47.2
Net occupancy expense	17.4	18.4	8.6	35.8	18.0
Advertising and marketing	4.4	5.4	6.7	9.8	15.8
Other	72.9	56.6	36.8	129.5	72.0
Operating expenses, excluding restructuring costs and intangible asset amortization	321.4	321.8	233.4	643.2	475.4
Provision for severance and facilities exiting activities	9.7	20.3	1.1	30.0	0.1
Intangible assets amortization	6.4	6.4	0.5	12.8	1.1
Total operating expenses	337.5	348.5	235.0	686.0	476.6
Loss on debt extinguishments and deposit redemptions	4.1	1.6	0.1	5.7	0.1
Total non-interest expenses	$582.9	$581.6	$442.3	$1,164.5	$886.8
Headcount	4,650	4,740	3,360
Operating expenses excluding restructuring costs and intangible asset amortization as a % of AEA(1)	2.17%	2.17%	2.27%	2.17%	2.29%
Net efficiency ratio(2)	49.8%	49.2%	57.4%	49.5%	57.2%
(1)	Operating expenses excluding restructuring costs and intangible asset amortization as a % of AEA is a non-GAAP measure; see “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.
(2)	Net efficiency ratio is a non-GAAP measurement used by management to measure operating expenses (before restructuring costs and intangible amortization) to the level of total net revenues. See “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

82   CIT GROUP INC

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

The sequential increase in maintenance and other operating expenses was driven by operating lease expense on additional aircraft, while the increase from last year reflects the larger portfolio.

Operating expenses excluding restructuring costs and intangible asset amortization in the current quarter were $321 million, flat with the prior quarter. The current quarter reflected elevated costs primarily associated with the Commercial Air separation and higher FDIC insurance, offset by lower employee cost as the prior quarter included the annual benefit restarts. The current quarter also included $8 million of other expenses related to REO assets that occurred in prior periods. The increase from the prior year reflects the addition of OneWest Bank. The net efficiency ratio, while improved from the year-ago quarter, declined slightly to 50% from the prior quarter reflecting lower net finance revenue partially offset by lower operating expenses. Headcount at June 30, 2016 was 4,650 down from the prior quarter reflecting strategic initiatives and up from a year-ago due to the OneWest acquisition.

We expect costs related to our strategic initiatives (namely the OneWest Bank integration and the Commercial Air separation) to increase this year and be offset by savings from our cost reduction initiatives.

Operating expenses reflect the following changes:

■	Compensation and benefits increased from the year-ago quarter, reflecting the impact of the additional employees associated with the OneWest Bank acquisition. The sequential decrease reflects the annual restart of certain employee benefit costs, such as FICA, and costs associated with deferred incentive compensation for retirement eligible employees that were elevated in the first quarter of 2016.
■	Professional fees include legal and other professional fees, such as tax, audit, and consulting services. The current and prior quarters include costs related to strategic initiatives, including the separation of our Commercial Air business, and the current and prior quarter includes costs related to exits of our non-strategic portfolios and OneWest Bank integration costs.
■	Technology costs increased from the year-ago quarter reflecting OneWest Bank expense.
■	Net Occupancy expenses were up from the year-ago quarter reflecting the added costs associated with OneWest Bank related to the branch network and office space.
■	Advertising and marketing expenses include costs associated with raising deposits. Advertising and marketing costs in the Bank totaled $2 million in the current quarter, $3 million last quarter and $4 million in the year-ago quarter.
■	Provision for severance and facilities exiting activities primarily reflects strategic initiatives to reduce operating expenses and streamline our operations, which resulted in employee reductions.
■	Amortization of intangible assets primarily results from intangible assets recorded in the OneWest Bank acquisition.
■	Other expenses include items such as travel and entertainment, insurance, FDIC costs, office equipment and supplies costs and taxes other than income taxes. The sequential increase includes higher deposit insurance costs, taxes other than income, and other miscellaneous expenses. The increase from the year-ago quarter reflects OneWest Bank expenses.

Loss on debt extinguishments and deposit redemptions in the current quarter relate to certain secured debt instruments and early repayment of brokered certificates of deposits, while the prior quarter related to repurchases of senior unsecured debt.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   83

INCOME TAXES

Income Tax Data (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30, 2016	March 31, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Provision for income taxes, before discrete items	$90.4	$63.8	$44.8	$154.2	$87.0
Discrete items	3.9	(11.1)	(7.0)	(7.2)	(5.2)
Provision for income taxes	$94.3	52.7	$37.8	$147.0	$81.8
Effective tax rate	34.3%	25.8%	24.7%	30.7%	27.2%
Effective tax rate, before discrete items	32.8%	31.2%	29.3%	32.1%	28.9%

The income tax provision before impact of discrete items was higher in the current quarter, as compared to the year-ago and prior quarters, primarily driven by the recognition of deferred federal and state income tax expense on increased domestic earnings, which shifted the geographic mix of earnings compared to the prior quarters. Included in the prior quarter’s discrete tax benefit was the recognition of an approximately $14 million tax benefit, including interest and penalties, from favorable actions taken by the tax authorities related to uncertain tax positions taken on certain prior year non-U.S. tax returns, which were partially offset by other miscellaneous net tax expense items.

Included in the year-ago quarter and six months period discrete tax benefit of $7 million and $5 million, respectively, was a $9 million tax benefit corresponding to a reduction of certain tax reserves upon the receipt of a favorable tax ruling on an uncertain tax position taken on prior years’ tax returns, offset partially by other miscellaneous net tax expense items.

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

The Company maintained a valuation allowance of $21 million against certain non-U.S. reporting entities’ net DTAs at June 30, 2016, down from $91 million at December 31, 2015. In January 2016, the Company sold its U.K. equipment finance business. Thus, there was a reduction of approximately $70 million to the respective U.K. reporting entities’ net DTAs along with their associated valuation allowances. In the evaluation process related to the net DTAs of the Company’s other international reporting entities, uncertainties surrounding the future international business operations have made it challenging to reliably project future taxable income. Management will continue to assess the forecast of future taxable income as the business plans for these international reporting entities evolve and evaluate potential tax planning strategies to utilize these net DTAs.

The Company’s ability to recognize DTAs will be evaluated on a quarterly basis to determine if there are any significant events that would affect our ability to utilize existing DTAs. If events are identified that affect our ability to utilize our DTAs, valuation allowances may be adjusted accordingly.

Management expects the 2016 global effective tax rate to be 32% before the impact of discrete tax items while cash taxes paid are expected to remain relatively low until the related NOL carry-forward is fully utilized. In addition, while GAAP equity increased as a result of the recognition of net DTAs corresponding to the release of the aforementioned valuation allowances, there was minimal benefit on regulatory capital.

See Note 13 — Income Taxes in Item 1. Consolidated Financial Statements for additional information, including deferred tax assets.

84   CIT GROUP INC

RESULTS BY BUSINESS SEGMENT

SEGMENT REPORTING UPDATES

As described earlier, we refined our segment presentation in the first quarter of 2016. CIT manages its business and reports its financial results in four operating segments: Commercial Banking, Transportation Finance, Consumer and Community Banking, and Non-Strategic Portfolios (“NSP”), and a fifth non-operating segment, Corporate and Other.

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

Business Capital provides leasing and equipment financing, along with factoring, solutions to small businesses and middle market companies in a wide range of industries on both a private label and direct basis. We provide financing solutions for our borrowers and lessees, and assist manufacturers and distributors in growing sales, profitability and customer loyalty by providing customized, value- added finance solutions to their commercial clients. Our LendEdge platform allows small businesses to access financing through a highly automated credit approval, documentation and funding process. We offer both capital and operating leases. In addition, we provide factoring, receivable management products, and secured financing to businesses (our clients, generally manufacturers or importers of goods) that operate in several industries, including apparel, textile, furniture, home furnishings and consumer electronics. Factoring entails the assumption of credit risk with respect to trade accounts receivable arising from the sale of goods by our clients to their customers (generally retailers) that have been factored (i.e., sold or assigned to the factor).

Commercial Banking: Financial Data and Metrics (dollars in millions)

	Quarters Ended			Six Months Ended
Earnings Summary	June 30, 2016	March 31, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Interest income	$289.2	$287.1	$185.9	$576.3	$367.2
Rental income on operating leases	28.7	27.1	23.8	55.8	46.9
Finance revenue	317.9	314.2	209.7	632.1	414.1
Interest expense	(74.7)	(73.6)	(64.7)	(148.3)	(129.5)
Depreciation on operating lease equipment	(21.5)	(20.0)	(17.5)	(41.5)	(34.7)
Net finance revenue (NFR)	221.7	220.6	127.5	442.3	249.9
Provision for credit losses	(11.4)	(73.5)	(18.0)	(84.9)	(42.4)
Other income	60.9	55.5	67.3	116.4	130.9
Operating expenses	(148.8)	(158.4)	(132.7)	(307.2)	(264.0)
Income before provision for income taxes	$122.4	$44.2	$44.1	$166.6	$74.4

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   85

Commercial Banking: Financial Data and Metrics (dollars in millions) (continued)

	Quarters Ended			Six Months Ended
	June 30, 2016	March 31, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Select Period End Balance
Financing and leasing assets	$21,496.3	$21,959.5	$15,442.4	$21,496.3	$15,442.5
Earning assets	21,740.5	22,281.0	16,059.0	21,740.5	16,059.0
Select Average Balances
Average finance receivables (AFR)	$21,040.7	$21,130.8	$15,040.7	$21,035.6	$15,006.6
Average earning assets (AEA)(1)	20,575.1	20,727.0	14,501.8	20,627.9	14,428.4
Statistical Data
Net efficiency ratio	52.1%	56.8%	67.9%	54.4%	69.1%
Pretax return on AEA	2.38%	0.85%	1.22%	1.62%	1.03%
New business volume	$2,048.4	$1,581.4	$1,523.4	$3,629.8	$2,819.6
Factoring volume	$5,529.3	$5,873.8	$5,821.3	$11,403.1	$12,316.9
Select Divisional Data
Net finance revenue:
Commercial Finance	$94.5	$90.6	$45.1	$185.1	$89.2
Real Estate Finance	51.6	54.4	11.1	106.0	21.1
Business Capital	75.6	75.6	71.3	151.2	139.6
Segment total	$221.7	$220.6	$127.5	$442.3	$249.9
Net finance margin – NFR as a % of AEA
Commercial Finance	4.08%	3.80%	2.66%	3.95%	2.64%
Real Estate Finance	3.78%	4.08%	2.39%	3.93%	2.32%
Business Capital	5.16%	5.17%	4.87%	5.17%	4.77%
Segment total	4.31%	4.26%	3.52%	4.29%	3.46%
(1)	AEA is lower than AFR as it is reduced by the average credit balances for factoring clients.

Pre-tax earnings increased from the year-ago quarter reflecting the benefits from OneWest Bank, which increased NFR, partially offset by higher operating expenses. Pre-tax earnings increased from the prior quarter due to lower credit costs and operating expenses.

Financing and leasing assets (“FLA”), which comprise the majority of earning assets, were $21.5 billion at June 30, 2016, down from $22.0 billion March 31, 2016, mostly driven by the decline in Commercial Finance due to sales and prepayments, and up from $15.4 billion a year-ago, reflecting the acquisition of OneWest Bank. New lending and leasing volume was up from the prior and year-ago quarters, driven by Real Estate Finance, which offset lower volumes in Commercial Finance. Factored volume was down from both the prior and the year-ago quarter. Financing and leasing assets at June 30, 2016, were comprised of $9.0 billion in Commercial Finance, $6.9 billion in Business Capital, and $5.6 billion in Real Estate Finance.

The vast majority of the U.S. funded loan and lease volume in each of the periods presented was originated in the Bank. At June 30, 2016, 90% of this segment’s financing and leasing assets were in the Bank, which was up from last year, reflecting the acquired assets from OneWest Bank, and essentially flat with December 31, 2015.

New business yields on our commercial lending assets were down from the prior and year-ago quarters, reflecting lower yields in all three divisions. Yields on new originations were generally lower in each of the three divisions compared to the prior quarter. New lending and leasing volume was up compared to the prior and year-ago quarter, driven by higher volume in the Real Estate Finance and Business Capital divisions, offset by decreases in the Commercial Finance division.

Highlights included:

■	Both the Net finance revenue and the Net finance margin increased from the prior quarter primarily due to interest recoveries on loans previously charged off. The corresponding increases from the year-ago quarter reflect higher earning assets and purchase accounting accretion on loans acquired from OneWest Bank. Purchase accounting accretion benefiting NFR totaled $38 million and $39 million in the current and prior quarters, respectively. Gross yields were up slightly from the year-ago and prior quarters due to net interest recoveries on loans previously charged off. The increase compared to the year-ago quarter also reflects benefits from purchase accounting accretion from the OneWest Bank acquisition. See Select Segment and Division Margin Metrics table in Net Finance Revenue section for amounts of purchase accounting accretion and gross yields by division.

86   CIT GROUP INC

■	Other income was down from the year-ago quarter and up from the prior quarter, reflecting the following:
■	Factoring commissions of $24 million were down from both prior periods, mostly reflecting lower factoring volume. Factored volume was down from both the prior and the year-ago quarters, reflective of mix and market conditions. In addition, the second quarter is seasonally slower than the first quarter.
■	Gains on asset sales (including receivables, equipment and investments) totaled $10 million, down from $13 million in the year-ago quarter and up from $2 million in the prior quarter. Financing and Leasing assets sold totaled $224 million in the current quarter, compared to $74 million in the year-ago quarter and $130 million in the prior quarter. The increased sales activity in the current quarter primarily reflected risk management actions to reduce certain highly leveraged loans in the Commercial Finance division.
■	Fee revenue is mainly driven by fees on lines of credit and letters of credit, capital markets-related fees, agent and advisory fees, and servicing fees for the assets we sell but retain servicing. As a result of the acquisition, banking related fees expanded and includes items such as cash management fees and account fees. Fee revenue was $22 million in the current quarter, flat from the year-ago and a decrease from prior quarter, primarily due to lower capital market fees in the Commercial Finance division.
■	Non-accrual loans were $208 million (1.00% of finance receivables), compared to $215 million (1.00%) at March 31, 2016, and $191 million (0.91%) at December 31, 2015. The increase in balance from December 31, 2015 was primarily related to loans in the energy sector. Net charge-offs were $35 million (0.66% of average finance receivables), up from $25 million (0.67%) in the year-ago quarter and up from $32 million (0.60%) in the prior quarter. Excluding assets transferred to held for sale in all periods, net charge-offs were $16 million in the current quarter, down from $30 million in the prior quarter and $24 million in the year-ago quarter. Compared to the prior quarter, the decrease related to lower charge-offs on energy loans. The provision for credit losses decreased from the prior quarter on lower reserves on the Energy portfolio, while the increase from the prior year reflects the higher asset level due to the OneWest Bank acquisition, increase in reserves related to the energy portfolio and modest increases across other industries.
■	Operating expenses decreased from the prior quarter, as the prior quarter included higher legal expense in Commercial Finance and higher sales and local taxes in Business Capital. The increase from the year-ago quarter reflects the acquisition of OneWest Bank.

Transportation Finance

Transportation Finance includes three divisions: aerospace (commercial air and business air), rail, and maritime finance. Revenues generated by Transportation Finance include rents collected on leased assets, interest on loans, fees, and gains from assets sold.

Aerospace — (1) Commercial Air provides aircraft leasing, lending, asset management, and advisory services for commercial and regional airlines around the world. We own, finance and manage a fleet of approximately 380 aircraft and have about 100 clients in approximately 50 countries.

During 2015, management announced it was exploring strategic alternatives for the Commercial Air leasing business. At the end of the second quarter, we filed an initial Form 10 Registration Statement with the U.S. Securities and Exchange Commission (“SEC”) in conjunction with the separation of the commercial aircraft leasing business. As previously stated, we continue to pursue a dual track process to separate the business. Both tracks are progressing and CIT expects to complete the separation by the end of 2016. The initial Form 10 Registration Statement was filed under the name of C2 Aviation Capital, Inc. (“C2”).

(2) Business Air, a business we plan to sell, offers financing and leasing programs for corporate and private owners of business jets. In 2016, the business aircraft portfolio of approximately $0.7 billion was transferred to AHFS.

Rail leases railcars and locomotives to railroads and shippers throughout North America and Europe. Our operating lease fleet consists of approximately 130,000 railcars and 384 locomotives and we serve approximately 650 customers.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   87

Transportation Finance: Financial Data and Metrics (dollars in millions)

	Quarters Ended			Six Months Ended
Earnings Summary	June 30, 2016	March 31, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Interest income	$49.9	$52.7	$44.4	$102.6	$87.1
Rental income on operating leases	536.6	544.5	497.9	1,081.1	994.6
Finance revenue	586.5	597.2	542.3	1,183.7	1,081.7
Interest expense	(146.5)	(148.1)	(148.7)	(294.6)	(299.3)
Depreciation on operating lease equipment	(154.9)	(155.3)	(136.6)	(310.2)	(272.6)
Maintenance and other operating lease expenses	(64.9)	(56.2)	(49.4)	(121.1)	(95.5)
Net finance revenue (NFR)	220.2	237.6	207.6	457.8	414.3
Provision for credit losses	(15.6)	(22.7)	(1.1)	(38.3)	(7.5)
Other income	11.7	18.8	13.8	30.5	49.2
Operating expenses	(62.2)	(60.7)	(63.8)	(122.9)	(131.0)
Income before provision for income taxes	$154.1	$173.0	$156.5	$327.1	$325.0
Select Period End Balance
Financing and leasing assets	$19,963.5	$19,914.5	$18,267.4	$19,963.5	$18,267.4
Earning assets	20,960.2	20,927.6	18,854.6	20,960.2	18,854.6
Select Average Balances
Average finance receivables (AFR)	$2,726.0	$3,333.4	$3,047.4	$3,064.4	$2,994.4
Average operating leases (AOL)	16,477.3	16,363.8	14,720.0	16,427.3	14,680.0
Average earning assets (AEA)	20,945.7	20,619.5	18,957.2	20,761.9	18,933.6
Statistical Data
Net operating lease revenue – rental income, net of depreciation and maintenance and other operating lease expenses	$316.8	$333.0	$311.9	$649.8	$626.5
Operating lease margin as a % of AOL	7.69%	8.14%	8.48%	7.91%	8.54%
Net efficiency ratio	26.1%	23.7%	28.8%	24.8%	28.2%
Pretax return on AEA	2.94%	3.36%	3.30%	3.15%	3.43%
New business volume	$461.0	$245.9	$743.8	$706.9	$1,163.3
Select Divisional Data
Net finance revenue:
Aerospace	$110.6	$119.6	$99.1	$230.2	$200.7
Rail	94.0	100.2	98.0	194.2	194.3
Maritime Finance	15.6	17.8	10.5	33.4	19.3
Segment total	$220.2	$237.6	$207.6	$457.8	$414.3
Net finance margin – NFR as a % of AEA
Aerospace	3.61%	3.97%	3.40%	3.79%	3.41%
Rail	5.34%	5.82%	6.41%	5.58%	6.45%
Maritime Finance	3.77%	4.22%	3.50%	4.00%	3.42%
Segment total	4.21%	4.61%	4.38%	4.41%	4.38%

Transportation Finance pre-tax earnings decreased from the prior quarter, as lower net finance revenue and other income offset lower credit costs, and were essentially flat with the year-ago quarter, as higher net finance revenue on increased average earning assets was offset by higher credit costs.

Financing and leasing assets totaled $20.0 billion at June 30, 2016, compared to $19.9 billion at March 31, 2016 and $18.3 billion at June 30, 2015. Assets grew sequentially in Aerospace and Rail and grew in all three divisions (Aerospace, Rail and Maritime) from a year ago. Assets held for sale of $0.8 billion principally includes the business air portfolio as the remaining business air assets were transferred to held for sale during the quarter. New business volume for the quarter totaled $0.5 billion, up from the prior quarter due to higher aircraft and rail order book deliveries.

88   CIT GROUP INC

As noted above, we plan to separate our commercial aerospace leasing business, and plan to sell our business aircraft portfolio. Aerospace financing and leasing assets were $11.4 billion, which included $10.7 billion of commercial air assets and $0.7 billion of business air assets (which are in AHFS), flat with March 31, 2016 and down from $11.6 billion at December 31, 2015, as deliveries and new fundings offset portfolio depreciation and sales. Our owned operating lease commercial portfolio included 286 aircraft at June 30, 2016, and we had 132 aircraft on order from manufacturers, with deliveries scheduled through 2020. At June 30, 2016, we manage 27 aircraft for a joint venture, TC-CIT Aviation. See Note 14 — Commitments in Item 1. Consolidated Financial Statements and Concentrations for further aircraft manufacturer commitment data.

Rail financing and leasing assets grew to $7.0 billion from $6.9 billion at March 31, 2016, and $6.7 billion at December 31, 2015. Our owned operating lease portfolio approximated 130,000 railcars at June 30, 2016, flat with March 31, 2016 and up from approximately 128,000 railcars at December 31, 2015. At June 30, 2016, we had approximately 5,200 railcars on order from manufacturers, with deliveries scheduled through 2018, of which approximately 40% have lease commitments. See Note 14 — Commitments in Item 1. Consolidated Financial Statements and Concentrations for further railcar manufacturer commitment data.

Maritime Finance financing and leasing assets totaled $1.6 billion, down slightly from March 31, 2016 and December 31, 2015. Given the market conditions, we will not be growing this portfolio at this time.

Highlights included:

■	Net finance revenue was down from the prior quarter, as the impact of higher maintenance and other operating lease expenses and lower rentals offset lower funding costs. Net finance revenue increased from the year-ago quarter primarily reflecting higher average operating lease assets partially offset by higher maintenance and other operating lease expenses. Net finance margin was down from the prior and year-ago quarters reflecting the net finance revenue trends described above.
■	Gross yields in Aerospace were down from the prior quarter to 10.9%, reflecting lower rents and higher cash balances, while gross yields in Rail of 13.2% were also down on lower renewal rates. Rail utilization was relatively unchanged at approximately 94% compared to March 31, 2016, and down from 96% at December 31, 2015, reflecting pressures mostly from the crude, coal and steel industries. Demand for crude, coal and steel cars continues to be soft, therefore we still expect railcar utilization to move toward the low 90% range and rental rates to decline as leases re-new. See Select Segment and Division Margin Metrics table in Net Finance Revenue section.
■	Net operating lease revenue, which is a component of NFR, increased from the year-ago quarter, as increased rental income from growth in the Aerospace and Rail divisions was partially offset by higher depreciation and maintenance and operating lease expenses, resulting from elevated transition costs on aircraft, increased maintenance, freight and storage costs in rail, and growth in the portfolios. Compared to the prior quarter, net operating lease revenue was down, primarily due to an increase in maintenance and other operating lease expenses due to elevated transition costs on aircraft. Maintenance and other operating lease expenses primarily relate to the rail portfolio and to a lesser extent aircraft re-leasing. Net operating lease revenue also reflects trends in equipment utilization as discussed below. The decline in the operating lease margin (as a percentage of average operating lease equipment) reflects these trends.
■	Aircraft utilization was unchanged from the prior quarter and year-end with all aircraft on lease or under a commitment, and all of our aircraft scheduled for delivery in the next 12 months have commitments.
■	The current quarter new business volume was mostly comprised of operating lease equipment, including the delivery of six aircraft and approximately 1,700 railcars. The prior quarter new business volume included $175 million of operating lease equipment, including the delivery of one aircraft and approximately 1,100 railcars, and about $70 million of finance receivables.
■	Other income was down from the year-ago and prior quarters and primarily includes:

■	Gains on asset sales totaled $25 million in 2016 on $107 million of asset sales, $11 million on $97 million of equipment and receivable sales in the year-ago quarter, and $9 million of gains on $38 million of asset sales in the prior quarter. Year-to-date, gains on asset sales totaled $34 million in 2016 on $145 million of asset sales compared to $38 million on $498 million of equipment and receivable sales in 2015.

■	Impairments on assets held for sale totaled $18 million in the current quarter, driven by $14 million for scrapping of railcars and $4 million of goodwill impairment charge related to the business air portfolio transferred to AHFS. Impairments on assets held for sale was approximately $2 million in each of the prior and year-ago quarters.

■	Other income also includes a small amount of fee income, along with other revenue derived from loan commitments, joint ventures and other periodic items, such as a settlement from a bankrupt airline in the prior quarter.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   89

■	Non-accrual loans were $18 million (0.70% of finance receivables), compared to $22 million (0.78%) at March 31, 2016 and $15 million (0.43%) at December 31, 2015, and principally consisted of business aircraft loans in each of the periods. Net charge-offs were $7 million (0.97% of average finance receivables) in the current quarter, and primarily related to business air assets transferred to held for sale. Net charge-offs were $20 million (2.35%) in the prior quarter, all of which related to the Aerospace loan portfolio. Excluding assets transferred to held for sale, net charge-offs in the prior quarter were $12 million (1.49%). Net charge-offs were less than $1 million in the year-ago quarter. The current and prior quarter provision for credit losses was driven by general reserve builds on the Maritime portfolio, while the prior quarter also included two Aerospace loan charge-offs.
■	Operating expenses were relatively flat with the prior quarter as higher costs related to the commercial air separation offset lower employee costs. The current and prior quarter included $9 million and $4 million, of costs related to the commercial air separation initiative, respectively.

Consumer and Community Banking

Consumer and Community Banking includes Legacy Consumer Mortgages (the former LCM segment) and other banking divisions that were included in the former NAB segment (Consumer Banking, Mortgage Lending, Wealth Management, and SBA Lending), which are grouped together for purposes of discussion as Other Consumer Banking. These were all businesses and portfolios acquired from OneWest Bank, therefore there are no year-ago quarter comparisons.

Other Consumer Banking offers mortgage lending, deposits and private banking services to its customers. The segment offers jumbo residential mortgage loans and conforming residential mortgage loans, primarily in Southern California. Mortgage loans are primarily originated through branch and retail referrals, employee referrals, internet/web leads and direct marketing. Additionally, loans are purchased through bulk acquisitions. Mortgage Lending includes product specialists, internal sales support and origination processing, structuring and closing. Retail banking is the primary deposit gathering business of the Bank and operates through retail branches and an online direct channel. We offer a broad range of deposit and lending products to meet the needs of our clients (both individuals and small businesses), including checking, savings, certificates of deposit, residential mortgage loans, and investment advisory services. We operate a network of 70 retail branches in Southern California. We also offer banking services to high net worth individuals. Additionally, the division offers a full suite of deposit and payment solutions to middle market companies and small businesses.

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

Consumer and Community Banking: Financial Data and Metrics (dollars in millions)

	Quarters Ended		Six Months Ended
Earnings Summary	June 30, 2016	March 31, 2016	June 30, 2016	June 30, 2015
Interest income	$105.4	$103.2	$208.6	$–
Interest expense	(5.9)	(8.9)	(14.8)	–
Net finance revenue (NFR)	99.5	94.3	193.8	–
Provision for credit losses	(1.1)	(3.1)	(4.2)	–
Other income	11.7	8.1	19.8	–
Operating expenses	(93.2)	(82.2)	(175.4)	–
Income before provision for income taxes	$16.9	$17.1	$34.0	$–

90   CIT GROUP INC

Consumer and Community Banking: Financial Data and Metrics (dollars in millions) (continued)

	Quarters Ended		Six Months Ended
	June 30, 2016	March 31, 2016	June 30, 2016	June 30, 2015
Select Period End Balance
Financing and leasing assets	$7,171.8	$7,235.3	$7,171.8	$–
Earning assets	7,687.0	7,771.5	7,687.0	–
Select Average Balances
Average finance receivables (AFR)	$7,155.6	$7,160.4	$7,154.2	$–
Average earning assets (AEA)	7,728.6	7,757.8	7,739.2	–
Statistical Data
Net efficiency ratio	79.6%	75.8%	77.8%	–
Pretax return on AEA	0.87%	0.88%	0.88%	–
New business volume	$261.3	$214.5	$475.8	$–
Select Divisional Data
Net finance revenue:
Other consumer banking	$37.1	$34.0	$71.1	$–
LCM	62.4	60.3	122.7	–
Segment total	$99.5	$94.3	$193.8	$–
Net finance margin – NFR as a % of AEA
Other consumer banking	7.16%	7.00%	7.10%	–
LCM	4.41%	4.15%	4.28%	–
Segment total	5.15%	4.86%	5.01%	–

Consumer and Community Banking pre-tax earnings remained consistent with prior quarter. The quarter benefited from higher net finance revenue, higher other income due to gains on OREO, and lower credit provision, which were offset by higher operating expenses, primarily from OREO expenses, of which $8 million related to prior periods.

Financing and leasing assets totaled $7.2 billion at June 30, 2016 down slightly from March 31, 2016, as the run-off of the Legacy Consumer Mortgage (LCM) portfolios offset new volume. The LCM portfolios make up $5.2 billion of the current quarter balance with a significant portion covered by loss sharing agreements with the FDIC. These agreements begin to expire in 2019, the benefit of which is recorded within the indemnification asset. See Note 5 — Indemnification Assets in Item 1. Consolidated Financial Statements for more detailed discussion on the indemnification assets.

Highlights included:

■	NFR was up slightly and benefited from $35 million and $30 million of purchase accounting accretion in the current and prior quarters, respectively.
■	Other income included gains on REO properties of $5 million in the current quarter, compared to $2 million in the prior quarter, due to higher gains as a percentage of book value.
■	Non-accrual loans were $12 million (0.16% of finance receivables) at June 30, 2016, up from $7 million (0.10%) at March 31, 2016, and $5 million (0.07%) at December 31, 2015, and related to SFR loans. The provision for credit losses decreased from the prior quarter.
■	Operating expenses are reflective of the inclusion of branch operation costs, which also causes the net efficiency ratio to be higher than other segments. The increase from the prior quarter reflects additional employees.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   91

Non-Strategic Portfolios (NSP)

NSP consists of businesses and portfolios that we no longer consider strategic. These portfolios include equipment financing, secured lending and leasing and advisory services to small and middle-market businesses.

Non-Strategic Portfolios: Financial Data and Metrics (dollars in millions)

	Quarters Ended			Six Months Ended
Earnings Summary	June 30, 2016	March 31, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Interest income	$23.2	$25.0	$48.8	$48.2	$101.6
Rental income on operating leases	4.0	3.8	10.0	7.8	20.8
Finance revenue	27.2	28.8	58.8	56.0	122.4
Interest expense	(13.7)	(14.5)	(34.0)	(28.2)	(72.0)
Depreciation on operating lease equipment	–	–	(3.7)	–	(7.3)
Net finance revenue (NFR)	13.5	14.3	21.1	27.8	43.1
Provision for credit losses	–	–	0.7	–	(3.1)
Other income	6.7	14.5	(1.0)	21.2	(7.2)
Operating expenses	(12.1)	(12.2)	(34.6)	(24.3)	(71.6)
Income (loss) before provision for income taxes	$8.1	$16.6	$(13.8)	$24.7	$(38.8)
Select Period End Balance
Financing and leasing assets	$1,093.1	$1,176.2	$2,135.9	$1,093.1	$2,135.9
Earning assets	1,341.4	1,411.6	2,533.2	1,341.4	2,533.2
Select Average Balances
Average finance receivables (AFR)	$–	$–	$1,423.5	$–	$1,442.6
Average earning assets (AEA)	1,384.5	1,516.8	2,558.0	1,456.2	2,648.8
Statistical Data
Net finance margin – NFR as a % of AEA	3.90%	3.77%	3.30%	3.82%	3.25%
Pretax return on AEA	2.34%	4.38%	(2.16)%	3.39%	(2.93)%
New business volume	$61.1	$44.3	$215.5	$105.4	$416.9

The 2016 results reflect activity from portfolios in Canada and China, while the first quarter of 2016 also benefited from the sale of a U.K portfolio, which was sold in January 2016. The prior periods also include activity from other international businesses and portfolios, such as portfolios in Mexico and Brazil, that were sold in August and December 2015, respectively. The year-ago pre-tax loss was driven by the higher level of operating expenses reflective of the remaining businesses at that time. Pre-tax income in the prior quarter was driven by the sale of the U.K. business, partially offset by impairments on AHFS.

Financing and leasing assets at June 30, 2016, included portfolios in Canada and China. During the second quarter of 2016, we entered into a definitive agreement to sell the Canadian business (approximately $750 million of financing and leasing assets as of June 30, 2016), which is expected to close in the fourth quarter of 2016, subject to customary closing conditions and regulatory approvals. In addition, we are actively pursuing the sale of the Chinese business, therefore these two portfolios are included in AHFS.

Highlights included:

■	Net finance revenue (“NFR”) was down slightly, reflecting a decline in earning assets.
■	Other income reflects:
■	A gain of $24 million from the sale of the U.K. business for the quarter ended March 31, 2016.
■	Impairment charges recorded on international equipment finance portfolios and operating lease equipment held for sale. Impairment charges were less than $1 million in the current quarter, compared to $9 million and $18 million for the year-ago and prior quarters, respectively. See “Non-interest Income” and “Expenses” for discussions on impairment charges and suspended depreciation on operating lease equipment held for sale.

92   CIT GROUP INC

■	The remaining balance mostly includes fee and other revenues, including a $5 million miscellaneous tax recovery in the prior quarter.
■	Operating expenses were down, primarily reflecting lower cost due to sales of businesses and run-off of assets.

Corporate and Other

Certain items are not allocated to operating segments and are included in Corporate & Other. Some of the more significant items include interest income on investment securities, a portion of interest expense primarily related to corporate liquidity costs (interest expense), mark-to-market adjustments on non-qualifying derivatives (other income), restructuring charges for severance and facilities exit activities as well as certain unallocated costs (operating expenses), certain intangible assets amortization expenses (other expenses) and loss on debt extinguishments. Comparisons to the year-ago periods are significantly impacted due to the OneWest Bank acquisition, which are not in the 2015 balances.

Corporate and Other: Financial Data and Metrics (dollars in millions)

	Quarters Ended			Six Months Ended
Earnings Summary	June 30, 2016	March 31, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Interest income	$27.6	$27.4	$4.7	$55.0	$8.9
Interest expense	(41.7)	(41.3)	(17.8)	(83.0)	(35.7)
Net finance revenue (NFR)	(14.1)	(13.9)	(13.1)	(28.0)	(26.8)
Other income	13.3	4.0	(16.6)	17.3	(23.0)
Operating expenses	(25.3)	(36.6)	(4.0)	(61.9)	(10.1)
Loss before provision for income taxes	$(26.1)	$(46.5)	$(33.7)	$(72.6)	$(59.9)
Select Average Balances
Average earning assets (AEA)	$8,595.3	$8,585.3	$5,142.4	$8,629.6	$5,557.1
Statistical Data
Pretax return on AEA	(1.21)%	(2.17)%	(2.62)%	(1.68)%	(2.16)%
■	Interest income consists of interest and dividend income, primarily from investment securities and deposits held at other depository institutions. The increase from the year-ago periods reflects additional income from the OneWest Bank acquisition and the associated investment portfolio.
■	Interest expense is allocated to the segments. Interest expense held in Corporate represents amounts in excess of these allocations and amounts related to excess liquidity.
■	Other income primarily reflects gains and (losses) on derivatives, including the TRS, fair value adjustment on certain MBS securities carried at fair value, and foreign currency exchange. The TRS had a positive mark-to-market of $9 million in the quarter, compared to a negative mark-to-market adjustment of $6 million in the year-ago quarter and a benefit of $18 million in the prior quarter. Other income in the current quarter also includes a benefit from a $5 million mark-to-market adjustment on MBS securities carried at fair value, compared to a negative adjustment of $4 million in the prior quarter. The year-ago quarter included $9 million related to the write-off of other receivables that was fully offset with a benefit to the tax provision.
■	Operating expenses reflects salary and general and administrative expenses in excess of amounts allocated to the business segments. Operating expenses were higher in the 2016 periods compared to the 2015 period reflecting added costs related to the OneWest Bank acquisition. Operating expenses were down from the prior quarter driven by lower provision for severance and facilities exiting activities, $10 million and $20 million during the current and prior quarters, respectively, along with lower benefit costs, which were seasonally elevated in the first quarter of 2016 due to the restart of certain employee benefit costs, such as FICA.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   93

FINANCING AND LEASING ASSETS

The following table presents our financing and leasing assets by segment.

Financing and Leasing Asset Composition (dollars in millions)

	June 30, 2016	March 31, 2016	December 31, 2015
Commercial Banking
Loans	$20,709.8	$21,437.2	$20,929.2
Operating lease equipment, net	314.8	292.6	259.0
Assets held for sale	471.7	229.7	414.9
Financing and leasing assets	21,496.3	21,959.5	21,603.1
Commercial Finance
Loans	8,512.9	9,329.4	9,118.6
Assets held for sale	461.3	203.4	313.6
Financing and leasing assets	8,974.2	9,532.8	9,432.2
Real Estate Finance
Loans	5,566.1	5,348.5	5,300.6
Assets held for sale	–	14.4	57.0
Financing and leasing assets	5,566.1	5,362.9	5,357.6
Business Capital
Loans	6,630.8	6,759.3	6,510.0
Operating lease equipment, net	314.8	292.6	259.0
Assets held for sale	10.4	11.9	44.3
Financing and leasing assets	6,956.0	7,063.8	6,813.3
Transportation Finance
Loans	2,613.1	2,786.7	3,542.1
Operating lease equipment, net	16,549.8	16,373.1	16,358.0
Assets held for sale	800.6	754.7	54.9
Financing and leasing assets	19,963.5	19,914.5	19,955.0
Aerospace
Loans	904.4	1,031.9	1,762.3
Operating lease equipment, net	9,685.6	9,594.3	9,765.2
Assets held for sale	764.1	723.8	34.7
Financing and leasing assets	11,354.1	11,350.0	11,562.2
Rail
Loans	106.9	118.1	120.9
Operating lease equipment, net	6,864.2	6,778.8	6,592.8
Assets held for sale	6.9	0.4	0.7
Financing and leasing assets	6,978.0	6,897.3	6,714.4
Maritime Finance
Loans	1,601.8	1,636.7	1,658.9
Assets held for sale	29.6	30.5	19.5
Financing and leasing assets	1,631.4	1,667.2	1,678.4
Consumer and Community Banking
Loans	7,133.9	7,184.7	7,200.4
Assets held for sale	37.9	50.6	45.1
Financing and leasing assets	7,171.8	7,235.3	7,245.5
Other Consumer Banking
Loans	1,977.1	1,879.5	1,770.0
Assets held for sale	3.3	2.6	3.9
Financing and leasing assets	1,980.4	1,882.1	1,773.9
Legacy Consumer Mortgages
Loans	5,156.8	5,305.2	5,430.4
Assets held for sale	34.6	48.0	41.2
Financing and leasing assets	5,191.4	5,353.2	5,471.6
Non-Strategic Portfolios
Loans	–	–	–
Operating lease equipment, net	–	–	–
Assets held for sale	1,093.1	1,176.2	1,577.5
Financing and leasing assets	1,093.1	1,176.2	1,577.5
Total financing and leasing assets	$49,724.7	$50,285.5	$50,381.1

94   CIT GROUP INC

Financing and leasing assets were down from March 31, 2016 and December 31, 2015, reflecting the following:

While each of the divisions within Commercial Banking grew in the first quarter, led by higher factoring receivables in Business Capital, that trend did not continue in the second quarter. Commercial Finance assets were down, reflecting sales of certain loans for risk management purposes, prepayments, and our decision to pass on certain refinancings. The Commercial Finance assets within AHFS are also for risk management purposes. Strong originations in Real Estate Finance increased assets in the second quarter. In Business Capital, the equipment leasing business grew, but was offset by the seasonal decline in factoring receivables.

In the first quarter of 2016, Transportation Finance was down slightly on lower order book deliveries in Aerospace, while we added rail assets. In the second quarter, we took delivery of additional order book aircraft and rail assets, which was offset by sales. Currently we are not funding any new business in Maritime Finance, other than outstanding commitments. AHFS is mostly comprised of a portfolio of business aircraft.

Consumer and Community Banking loans were down as run-off in LCM, which includes SFR and reverse mortgage portfolios, offset purchases and originations in Other Consumer Banking.

The decline in NSP primarily reflected the sale of the U.K. equipment finance business in the first quarter of 2016, and run-off in the second quarter of 2016.

Financing and leasing asset trends are also discussed in the respective segment descriptions in “Results by Business Segment”.

The following table presents the changes to our financing and leasing assets:

Financing and Leasing Assets Rollforward (dollars in millions)

	Commercial Banking	Transportation Finance	Consumer and Community Banking	Non- Strategic Portfolios	Total
Balance at March 31, 2016	$21,959.5	$19,914.5	$7,235.3	$1,176.2	$50,285.5
New business volume	2,048.4	461.0	261.3	61.1	2,831.8
Loan and portfolio sales	(186.9)	–	(32.6)	–	(219.5)
Equipment sales	(37.1)	(106.8)	–	(12.4)	(156.3)
Depreciation	(21.5)	(154.9)	–	–	(176.4)
Gross charge-offs	(38.0)	(6.6)	(0.5)	–	(45.1)
Collections and other	(2,228.1)	(143.7)	(291.7)	(131.8)	(2,795.3)
Balance at June 30, 2016	$21,496.3	$19,963.5	$7,171.8	$1,093.1	$49,724.7
Balance at December 31, 2015	$21,603.1	$19,955.0	$7,245.5	$1,577.5	$50,381.1
New business volume	3,629.8	706.9	475.8	105.4	4,917.9
Portfolio / business purchases	–	64.1	–	–	64.1
Loan and portfolio sales	(270.3)	–	(43.2)	(20.1)	(333.6)
Equipment sales	(83.4)	(145.2)	–	(22.9)	(251.5)
Depreciation	(41.5)	(310.2)	–	–	(351.7)
Gross charge-offs	(73.8)	(26.2)	(1.2)	–	(101.2)
Collections and other	(3,267.6)	(280.9)	(505.1)	(546.8)	(4,600.4)
Balance at June 30, 2016	$21,496.3	$19,963.5	$7,171.8	$1,093.1	$49,724.7

New business volume in 2016 was up compared to the year-ago quarter as the additional activity from the OneWest Bank acquisition offset the decline in Transportation Finance, and run-off businesses in NSP. Compared to the prior quarter, new business volume in Commercial Banking was strong in Real Estate Finance and Business Capital, while Commercial Finance was down. The increase in Transportation Finance reflected additional scheduled order book deliveries.

	Quarters Ended			Six Months Ended
	June 30, 2016	March 31, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Commercial Banking	$2,048.4	$1,581.4	$1,523.4	$3,629.8	$2,819.6
Transportation Finance	461.0	245.9	743.8	706.9	1,163.3
Consumer and Community Banking	261.3	214.5	–	475.8	–
Non-Strategic Portfolios	61.1	44.3	215.5	105.4	416.9
Total	$2,831.8	$2,086.1	$2,482.7	$4,917.9	$4,399.8

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   95

Loan and portfolio sales activity has been limited as shown in the following table. The activity in Commercial Banking mostly reflects sales to manage risk in the Commercial Finance portfolio.

	Quarters Ended			Six Months Ended
	June 30, 2016	March 31, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Commercial Banking	$186.9	$83.4	$36.3	$270.3	$92.8
Transportation Finance	–	–	–	–	23.4
Consumer and Community Banking	32.6	10.6	–	43.2	–
Non-Strategic Portfolios	–	20.1	0.3	20.1	14.9
Total	$219.5	$114.1	$36.6	$333.6	$131.1

Equipment sales in Transportation Finance consisted of aerospace and rail assets in conjunction with its portfolio management activities. The prior-year six months also reflect aircraft sales to the TC-CIT Aviation joint venture.

	Quarters Ended			Six Months Ended
	June 30, 2016	March 31, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Commercial Banking	$37.1	$46.3	$38.1	$83.4	$75.0
Transportation Finance	106.8	38.4	89.9	145.2	459.1
Non-Strategic Portfolios	12.4	10.5	26.5	22.9	58.0
Total	$156.3	$95.2	$154.5	$251.5	$592.1

Portfolio activities are discussed in the respective segment descriptions in “Results by Business Segment”.

CONCENTRATIONS

Geographic Concentrations

The following table represents CIT’s combined commercial and consumer financing and leasing assets by geographical regions:

Total Financing and Leasing Assets by Geographic Region (dollars in millions)

	June 30, 2016		December 31, 2015
West	$12,256.8	24.6%	$12,208.3	24.2%
Northeast	9,485.8	19.1%	9,383.2	18.6%
Southwest	4,715.1	9.5%	4,785.5	9.5%
Southeast	4,600.6	9.3%	4,672.3	9.3%
Midwest	4,427.2	8.9%	4,446.3	8.8%
Total U.S.	35,485.5	71.4%	35,495.6	70.4%
Asia / Pacific	5,052.3	10.2%	5,312.0	10.6%
Europe	2,897.7	5.8%	3,283.3	6.5%
Canada	2,520.0	5.1%	2,612.6	5.2%
Latin America	1,414.6	2.8%	1,508.3	3.0%
All other countries	2,354.6	4.7%	2,169.3	4.3%
Total	$49,724.7	100.0%	$50,381.1	100.0%

Ten Largest Accounts

Our ten largest financing and leasing asset accounts, all lessors of air assets, in the aggregate represented 7.9% of our total financing and leasing assets at June 30, 2016 (the largest account was less than 2.0%). The ten largest financing and leasing asset accounts were 8.1% of total financing and leasing assets at December 31, 2015.

96   CIT GROUP INC

COMMERCIAL CONCENTRATIONS

Geographic Concentrations

The following table represents the commercial financing and leasing assets by obligor geography:

Commercial Financing and Leasing Assets by Obligor — Geographic Region (dollars in millions)

	June 30, 2016		December 31, 2015
Northeast	$8,328.0	19.4%	$8,169.4	18.8%
West	7,465.7	17.4%	7,454.2	17.1%
Southwest	4,615.1	10.8%	4,669.1	10.7%
Midwest	4,196.7	9.8%	4,193.5	9.7%
Southeast	4,056.7	9.4%	4,117.4	9.5%
Total U.S.	28,662.2	66.8%	28,603.6	65.8%
Asia / Pacific	5,052.3	11.8%	5,311.2	12.2%
Europe	2,897.7	6.7%	3,278.5	7.5%
Canada	2,520.0	5.9%	2,604.3	6.0%
Latin America	1,414.6	3.3%	1,507.9	3.5%
All other countries	2,354.6	5.5%	2,167.1	5.0%
Total	$42,901.4	100.0%	$43,472.6	100.0%

The following table summarizes both state concentrations greater than 5.0% and international country concentrations in excess of 1.0% of our financing and leasing assets:

Commercial Financing and Leasing Assets by Obligor — State and Country (dollars in millions)

	June 30, 2016		December 31, 2015
State
California	$5,444.8	12.7%	$5,309.2	12.2%
Texas	3,928.6	9.2%	3,989.9	9.2%
New York	2,912.7	6.8%	2,870.7	6.6%
All other states	16,376.1	38.2%	16,433.8	37.8%
Total U.S.	$28,662.2	66.9%	$28,603.6	65.8%
Country
Canada	$2,520.0	5.9%	$2,604.3	6.0%
China	1,052.4	2.5%	982.6	2.3%
Australia	770.5	1.8%	842.9	1.9%
Marshall Islands	724.5	1.7%	882.0	2.0%
Mexico	685.6	1.6%	676.0	1.6%
Spain	551.4	1.3%	560.1	1.3%
U.K.	544.7	1.3%	949.8	2.2%
Philippines	475.6	1.1%	485.7	1.1%
All other countries	6,914.5	16.1%	6,885.6	15.8%
Total International	$14,239.2	33.3%	$14,869.0	34.2%

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   97

Industry Concentrations

The following table represents financing and leasing assets by industry of obligor:

Commercial Financing and Leasing Assets by Obligor — Industry (dollars in millions)

	June 30, 2016		December 31, 2015
Commercial airlines (including regional airlines)(1)	$10,680.7	24.9%	$10,728.3	24.7%
Real Estate	5,027.3	11.7%	4,895.4	11.3%
Manufacturing(2)	4,880.4	11.4%	4,951.3	11.4%
Transportation(3)	4,680.1	10.9%	4,586.5	10.5%
Service industries	3,360.9	7.8%	3,441.2	7.9%
Energy and utilities	2,310.3	5.4%	2,091.5	4.8%
Retail(4)	2,291.0	5.3%	2,513.4	5.8%
Wholesale	2,158.7	5.0%	2,310.5	5.3%
Oil and gas extraction / services	1,760.9	4.1%	1,871.0	4.3%
Healthcare	1,377.1	3.2%	1,223.4	2.8%
Finance and insurance	1,128.3	2.6%	1,128.2	2.6%
Other (no industry greater than 2%)	3,245.7	7.7%	3,731.9	8.6%
Total	$42,901.4	100.0%	$43,472.6	100.0%
(1)	Includes the Commercial Aerospace Portfolio and additional financing and leasing assets that are not commercial aircraft.
(2)	At June 30, 2016, manufacturers of chemicals, including pharmaceuticals (2.7%), petroleum and coal, including refining (1.7%) and food (1.1%).
(3)	At June 30, 2016, includes rail (4.4%), maritime (4.2%) and trucking and shipping (1.2%).
(4)	At June 30, 2016 includes retailers of general merchandise (1.9%).

Energy — Oil and Gas

CIT’s direct lending to oil and gas extraction and services was down from December 31, 2015 to approximately $0.8 billion and comprises about 3% of total loans. In addition, we have approximately $2.3 billion of railcars leased directly to railroads and other diversified shippers in support of the transportation and production of crude oil. We discuss our loan portfolio exposure to certain energy sectors in Credit Metrics and our rail operating lease portfolio below.

Operating Lease Equipment — Rail

Transportation Finance global Rail business has a fleet of approximately 130,000 railcars and locomotives, including approximately 36,000 tank cars. The North American fleet has approximately 23,000 tank cars used in the transport of crude oil, ethanol and other flammable liquids (collectively, “Flammable Liquids”). Of the 23,000 tank cars, approximately 15,000 tank cars are leased directly to railroads and other diversified shippers for the transportation of crude by rail. The North America fleet also contains approximately 10,000 sand cars (covered hoppers) leased to customers to support crude oil and natural gas production.

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

On December 4, 2015, President Obama signed into law the Fixing America’s Surface Transportation Act (“FAST Act”), which, among other things, modified certain aspects of the Final U.S. Rules for transportation of flammable liquids. The FAST Act requires certain new tank cars to be equipped with “thermal blankets”, mandates all legacy DOT-111 tank cars in flammable liquids service, not only those used in an HHFT, to be upgraded to the new retrofit standard, and sets minimum requirements for the protection of certain valves. Further, it requires reporting on the industry-wide progress and capacity to modify DOT-111 tank cars. Finally, the FAST Act requires an independent evaluation to investigate braking technology requirements for the movement of trains carrying certain hazardous materials, and it requires the Secretary of Transportation to determine whether electronically-controlled pneumatic (“ECP”) braking system requirements, as imposed by the Final U.S. Rules, are justified The FAST Act provides clarity on retrofit requirements but will not have a material impact on our original plans to retrofit our fleet.

98   CIT GROUP INC

As noted above, CIT has approximately 23,000 tank cars in its North American fleet used in the transport of Flammable Liquids. Based on our analysis of the Final U.S. Rules, as modified by the FAST Act, 87% of our current tank car fleet in flammable liquids will require modification with a majority not due until 2020 or later. Current tank cars on order are being configured to meet the Final U.S. Rules, as modified by the FAST Act, except for the installation of ECP braking systems. CIT is currently evaluating how the Final U.S. Rules, as modified by the Fast Act will impact its business and customers. We continue to believe that we will retrofit most, if not all of our impacted cars, depending on future industry and market conditions, and we will amortize the cost over the remaining asset life of the cars.

Operating Lease Equipment — Aerospace

Commercial Aerospace

The following tables present detail on our commercial and regional aerospace portfolio (“Commercial Aerospace”). The net investment in regional aerospace financing and leasing assets was $33.8 million and $43.0 million at June 30, 2016 and December 31, 2015, respectively, and was substantially comprised of loans and capital leases.

Commercial Aerospace Portfolio (dollars in millions)

	June 30, 2016		December 31, 2015
	Net Investment	Number	Net Investment	Number
By Product:
Operating lease(1)	$9,778.4	286	$9,772.2	284
Loan	591.6	46	664.5	57
Capital lease	312.8	21	320.4	21
Total	$10,682.8	353	$10,757.1	362

The information presented below by region, manufacturer, and body type, is based on our operating lease aircraft portfolio, which comprises approximately 92% of our total commercial aerospace portfolio and substantially all of our owned fleet of leased aircraft at June 30 2016.

Commercial Aerospace Operating Lease Portfolio (dollars in millions)(1)

	June 30, 2016		December 31, 2015
	Net Investment	Number	Net Investment	Number
By Region:
Asia / Pacific	$3,904.6	95	$3,704.2	88
U.S. and Canada	2,075.2	64	2,091.0	65
Europe	2,051.6	76	2,195.4	80
Latin America	1,118.1	37	1,152.6	38
Africa / Middle East	628.9	14	629.0	13
Total	$9,778.4	286	$9,772.2	284
By Manufacturer:
Airbus	$6,206.5	161	$6,232.3	161
Boeing	2,984.4	103	2,929.6	101
Embraer	538.8	21	552.7	21
Other	48.7	1	57.6	1
Total	$9,778.4	286	$9,772.2	284
By Body Type(2):
Narrow body	$6,296.9	233	$6,211.4	230
Intermediate	3,431.9	51	3,502.2	52
Regional and other	49.6	2	58.6	2
Total	$9,778.4	286	$9,772.2	284
Number of customers		98		95
Weighted average age of fleet (years)		6		5
(1)	Includes operating lease equipment held for sale.
(2)	Narrow body are single aisle design and consist primarily of Boeing 737 and 757 series and Airbus A320 series aircraft. Intermediate body are smaller twin aisle design and consist primarily of Boeing 767 series and Airbus A330 series aircraft. Regional and other include engines and Bombardier CRJ-900.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   99

Our top five commercial aerospace outstanding exposures totaled $2,623.3 million and $2,745.4 million at June 30, 2016 and December 31, 2015, respectively. The largest individual outstanding exposure totaled $886.2 million and $907.6 million at June 30, 2016 and December 31, 2015, respectively, which was to a U.S. carrier. See Note 14 — Commitments in Item 1. Consolidated Financial Statements for additional information regarding commitments to purchase additional aircraft.

CONSUMER CONCENTRATIONS

The following table presents our total outstanding consumer financing and leasing assets, including PCI loans. The consumer PCI loans are included in the total outstanding and displayed separately, net of purchase accounting adjustments. PCI loans are discussed in more detail in Note 3 — Loans in Item 1. Consolidated Financial Statements.

Consumer Financing and Leasing Assets (dollars in millions)

	June 30, 2016		December 31, 2015
	Net Investment	% of Total	Net Investment	% of Total
Single family residential	$5,584.5	81.9%	$5,657.6	81.9%
Reverse mortgage	919.4	13.5%	917.4	13.3%
Home Equity Lines of Credit	296.7	4.3%	325.7	4.7%
Other consumer	22.7	0.3%	7.8	0.1%
Total loans	$6,823.3	100.0%	$6,908.5	100.0%

For consumer and residential loans, the Company monitors credit risk based on indicators such as delinquencies and loan-to-value (“LTV”). We monitor trending of delinquency/delinquency rates as well as non-performing trends for home equity loans and residential real estate loans.

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

Consumer Financing and Leasing Assets Geographic Concentrations (dollars in millions)

	June 30, 2016		December 31, 2015
	Net Investment	% of Total	Net Investment	% of Total
California	$4,274.5	62.6%	$4,236.5	61.3%
New York	545.5	8.0%	560.5	8.1%
Florida	306.2	4.5%	306.7	4.5%
New Jersey	163.8	2.4%	177.8	2.6%
Maryland	143.5	2.1%	154.4	2.2%
Other States and Territories(1)	1,389.8	20.4%	1,472.6	21.3%
	$6,823.3	100.0%	$6,908.5	100.0%
(1)	No state or territory has a total in excess of 2%.

100   CIT GROUP INC

OTHER ASSETS AND OTHER LIABILITIES

The following table presents the components of other assets.

Other Assets (dollars in millions)

	June 30, 2016	December 31, 2015
Current and deferred federal and state tax assets	$1,180.9	$1,252.5
Deposits on commercial aerospace equipment	764.6	696.0
Tax credit investments and investments in unconsolidated subsidiaries	238.1	223.9
Property, furniture and fixtures	191.6	197.2
Other counterparty receivables	146.7	59.0
Fair value of derivative financial instruments	134.0	140.7
OREO and repossessed assets	91.6	127.3
Tax receivables, other than income taxes	82.1	98.2
Other(1),(2)	459.0	502.8
Total other assets	$3,288.6	$3,297.6
(1)	Other includes executive retirement plan and deferred compensation, prepaid expenses, accrued interest and dividends and other miscellaneous assets.
(2)	Other also includes servicing advances. In connection with the OneWest Transaction, the Company acquired the servicing obligations for residential mortgage loans. As of June 30, 2016, the loans serviced for others total $16.6 billion for reverse mortgage loans and $70.2 million for single family residential mortgage loans.

The following table presents components of other liabilities:

Other Liabilities (dollars in millions)

	June 30, 2016	December 31, 2015
Equipment maintenance reserves	$1,067.2	$1,012.4
Accounts payable and accrued expenses	542.8	628.1
Current taxes payable and deferred taxes	364.1	363.1
Accrued interest payable	200.4	209.6
Security and other deposits	197.6	263.0
Fair value of derivative financial instruments	154.6	103.0
Valuation adjustment relating to aerospace commitments	73.1	73.1
Other(1)	454.4	506.4
Total other liabilities	$3,054.2	$3,158.7
(1)	Other consists of liabilities for taxes other than income, contingent liabilities and other miscellaneous liabilities.

RISK MANAGEMENT

CIT is subject to a variety of risks that may arise through the Company’s business activities, including the following principal forms of risk:

■	Strategic risk is the risk of the impact on earnings or capital arising from adverse strategic business decisions, improper implementation of strategic decisions, or lack of responsiveness to changes in the industry, including changes in the financial services industry as well as fundamental changes in the businesses in which our customers and our firm engages.
■	Credit risk is the risk of loss (including the incurrence of additional expenses) when a borrower does not meet its financial obligations to the Company. Credit risk may arise from lending, leasing, and/or counterparty activities.
■	Asset risk is the equipment valuation and residual risk of leased equipment owned by the Company that arises from fluctuations in the supply and demand for the underlying leased equipment. The Company is exposed to the risk that, at the end of the lease term, the value of the asset will be lower than expected, resulting in either reduced future lease income over the remaining life of the asset or a lower sale value.
■	Market risk includes interest rate and foreign currency risk. Interest rate risk is the risk that fluctuations in interest rates will have an impact on the Company’s net finance revenue and on the market value of the Company’s assets, liabilities and derivatives. Foreign exchange risk is the risk that fluctuations in exchange rates between currencies can have an economic impact

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   101

on the Company’s non-dollar denominated assets and liabilities.
■	Liquidity risk is the risk that the Company has an inability to maintain adequate cash resources and funding capacity to meet its obligations, including under stress scenarios.
■	Operational risk is the risk of financial loss, damage to the Company’s reputation, or other adverse impacts resulting from inadequate or failed internal processes and systems, people or external events.
■	Information Technology Risk is the risk of financial loss, damage to the Company’s reputation or other adverse impacts resulting from unauthorized (malicious or accidental) disclosure, modification, or destruction of information, including cyber-crime, unintentional errors and omissions, IT disruptions due to natural or man-made disasters, or failure to exercise due care and diligence in the implementation and operation of an IT system.
■	Legal and Regulatory Risk is the risk that the Company is not in compliance with applicable laws and regulations, which may result in fines, regulatory criticism or business restrictions, or damage to the Company’s reputation.
■	Reputational Risk is the potential that negative publicity, whether true or not, will cause a decline in the value of the Company due to changes in the customer base, costly litigation, or other revenue reductions.

In order to effectively manage risk, the Company has established a governance and oversight structure that includes defining the Company’s risk appetite. This structure includes the Company setting limits, underwriting standards and target performance metrics that are aligned with the risk appetite and establishing credit approval authorities. The Company ensures effective risk governance and oversight through the establishment and enforcement of policies and procedures, risk governance committees, management information systems, models and analytics, staffing and training to ensure appropriate expertise and the identification, monitoring and reporting of risks so that they are proactively managed.

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

■	Net Interest Income Sensitivity (“NII Sensitivity”), which measures the net impact of hypothetical changes in interest rates on net finance revenue over a twelve month period; and
■	Economic Value of Equity (“EVE”), which measures the net impact of these hypothetical changes on the value of equity by assessing the economic value of assets, liabilities and derivatives.

Interest rate risk and sensitivity is influenced primarily by the composition of the balance sheet, driven by the type of products offered (fixed/floating rate loans and deposits), investments, funding and hedging activities. Our assets are primarily comprised of commercial loans, consumer loans, leased equipment, cash and investments. Our leasing products are level/fixed payment transactions, whereas the interest rate on the majority of our commercial loan portfolio is based on a floating rate index such as short-term Libor or Prime. Our consumer loan portfolio is based on both floating rate and level/fixed payment transactions. Our interest bearing deposits (cash) have generally short durations and reprice frequently. We use a variety of funding sources, including certificates of deposit (CDs), money market, savings and checking accounts and secured and unsecured debt. With respect to liabilities, CDs and unsecured debt are fixed-rate, secured debt is a mix of fixed and floating rate, and the rates on savings accounts vary based on the market environment and competition. The composition of our assets and liabilities generally results in a net asset-sensitive position at the shorter end of the yield curve, mostly related to moves in LIBOR, whereby our assets will reprice faster than our liabilities.

Deposits continued to grow as a percent of total funding. CIT Bank, N.A. sources deposits primarily through a retail branch network in Southern California, direct-to-consumer (via the Internet) and brokered channels. The Bank also offers a full range of commercial loan products. At June 30, 2016, the Bank had over $32 billion in deposits. Certificates of deposit represented over $18 billion, 55% of the total, most of which were sourced through direct channels. The deposit rates we offer can be influenced by market conditions and competitive factors. Changes in interest rates can affect our pricing and potentially impact our ability to gather and retain deposits. Rates offered by competitors also can influence our rates and our ability to attract and hold deposits. In a rising rate environment, the Bank may need to increase rates to renew maturing deposits and attract new deposits. Rates on our savings account deposits may fluctuate due to pricing competition and may also move with short-term interest rates. In general, retail deposits represent a low-cost source of funds and are less sensitive to interest rate changes than many non-deposit funding sources up to ten years. We regularly stress test the effect of deposit rate changes on our margins and seek to achieve optimal alignment between assets and liabilities from an interest rate risk management perspective.

102   CIT GROUP INC

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

Change to NII Sensitivity and EVE

	June 30, 2016		March 31, 2016		December 31, 2015
	+100 bps	–100 bps	+100 bps	–100 bps	+100 bps	–100 bps
NII Sensitivity	3.9%	(2.2)%	3.8%	(2.0)%	3.5%	(2.1)%
EVE	(0.2)%	0.0%	0.6%	(0.1)%	0.5%	(0.5)%

As of June 30, 2016, we ran a range of scenarios, including a 200 basis point parallel increase scenario, which resulted in an NII Sensitivity of 7.8% and an EVE of (0.1)%, while a 200 basis point decline scenario was not run as the current low rate environment makes the scenario less relevant. Regarding the negative scenarios, we have an assumed rate floor. The primary drivers for the change in EVE as of June 30, 2016 were from purchases of longer dated securities and a shortening of duration on the unsecured debt and brokered CDs, due to passage of time, as well as the impact of lower rates on call options of certain broker CDs.

As detailed in the above table, NII sensitivity is positive with respect to an increase in interest rates. This is primarily driven by our floating rate loan portfolio (including approximately $9 billion that are subject to interest rate floors), which reprice frequently, and cash and investment securities. On a net basis, we generally have more floating/repricing assets than liabilities in the near term. As a result, our current portfolio is more sensitive to moves in short-term interest rates in the near term. Therefore, our NFR may increase if short-term interest rates rise, or decrease if short-term interest rates decline. Market-implied forward rates over the future twelve months are used to determine a base interest rate scenario for the net interest income projection for the base case. This base projection is compared with those calculated under varying interest rate scenarios such as a 100 basis point parallel rate shift to arrive at NII Sensitivity.

EVE complements net interest income simulation and sensitivity analysis as it estimates risk exposures beyond a twelve month horizon. EVE modeling measures the extent to which the economic value of assets, liabilities and off-balance sheet instruments may change in response to a fluctuation in interest rates. EVE is calculated by subjecting the balance sheet to different rate shocks, measuring the net value of assets, liabilities and off-balance sheet instruments, and comparing those amounts with the EVE sensitivity base case calculated using a market-based forward interest rate curve. The methodology with which the operating lease assets are assessed in the results table above reflects the existing contractual rental cash flows and the expected residual value at the end of the existing contract term.

The simulation modeling for both NII Sensitivity and EVE assumes we take no action in response to the changes in interest rates, while NII Sensitivity generally assumes cash flow from portfolio run-off is reinvested in similar products.

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

Cash

Cash totaled $8.1 billion at June 30, 2016, unchanged from March 31, 2016, and down from $8.3 billion at December 31, 2015. Cash at June 30, 2016 consisted of $1.4 billion related to the bank holding company and $5.5 billion at CIT Bank, N.A. (excluding $0.1 billion of restricted cash), with the remainder comprised of cash at operating subsidiaries and other restricted balances of approximately $1.2 billion.

Investment Securities

Investment Securities (dollars in millions)

	June 30, 2016	December 31, 2015
Available-for-sale securities
Debt securities	$2,320.6	$2,007.8
Equity securities	34.7	14.3
Held-to-maturity securities
Debt securities(1)	281.9	300.1
Securities carried at fair value with changes recorded in net income
Debt securities	312.6	339.7
Non-marketable investments(2)	279.3	291.9
Total investment securities	$3,229.1	$2,953.8

The debt securities available for sale are mostly mortgage-backed and federal agency securities. The non-marketable equity investments primarily consist of FHLB and FRB stock. As part of our 2016 business strategy, we are redeploying cash at CIT Bank, N.A. into higher-yielding “High Quality Liquid Assets.”

Interest and dividend income totaled $32 million, $9 million and $31 million for the quarters ended June 30, 2016 and 2015, and March 31, 2015, respectively, with the current and prior quarters reflecting the acquired mortgage-backed security portfolio from OneWest Bank. Interest and dividend income are a component of NFR. See Net Finance Revenue. See also Non-interest Income for discussion on investments sales activity.

Credit Facilities

■	A multi-year committed revolving credit facility with a total commitment of $1.5 billion, of which approximately $1.4 billion was unused at June 30, 2016; and
■	Committed securitization facilities and secured bank lines totaled $4.0 billion, of which $2.4 billion was unused at June 30, 2016, provided that eligible assets are available that can be funded through these facilities.

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

Funding Sources

Funding sources include deposits and borrowings. As we execute on our strategic initiatives, we plan to continue to increase the proportion of deposits in our funding mix. The following table reflects our funding mix:

Funding Mix

	June 30, 2016	December 31, 2015
Deposits	65%	64%
Unsecured	21%	21%
Secured Borrowings:
Structured financings	8%	9%
FHLB Advances	6%	6%

The percentage of funding for each period excludes the debt related to discontinued operations.

The following sections on deposits and borrowings provide further detail on the acquired amounts and the effect on existing balances.

104   CIT GROUP INC

Deposits

The following table details our ending deposit balances by type:

Deposits (dollars in millions)

	June 30, 2016		December 31, 2015
	Total	Percent of Total	Total	Percent of Total
Checking and Savings:
Non-interest bearing checking	$950.5	2.9%	$866.2	2.6%
Interest bearing checking	3,153.2	9.6%	3,123.7	9.5%
Money market	5,852.6	17.8%	5,560.5	17.0%
Savings	4,428.2	13.5%	4,840.5	14.8%
Certificates of Deposits	18,326.4	55.7%	18,201.9	55.5%
Other	168.2	0.5%	189.4	0.6%
Total	$32,879.1	100.0%	$32,782.2	100.0%

CIT Bank, N.A. offers a full suite of deposit offerings to its commercial and consumer customers, and since the acquisition of OneWest Bank, now has a network of 70 branches in Southern California. Increasing the proportion of deposit funding and lower costs is a key area of focus for CIT. The weighted average coupon rate of total deposits was 1.25% at June 30, 2016, compared to 1.26% at December 31, 2015. At June 30, 2016, our CDs had a weighted average remaining life of approximately 2.1 years, down slightly from 2.4 years at December 31, 2015. See Net Finance Revenue section for further discussion on average balances and rates.

Borrowings

Borrowings consist of senior unsecured notes and secured borrowings (structured financings and FHLB advances), which totaled $17.5 billion in aggregate at June 30, 2016, down from $18.4 billion at December 31, 2015. This decline primarily relates to payments on and redemptions of secured financings. The weighted average coupon rate of borrowings at June 30, 2016 was 3.99%, up slightly from 3.91% at December 31, 2015, as the secured borrowings that were repaid were at low rates.

In conjunction with pursuing strategic alternatives for our Commercial Air business, we are exploring as alternatives both a spin-off to CIT shareholders as a separate public entity and a third party sale. It is very likely that either alternative will result in repayment and/or restructuring of some of our secured and unsecured funding facilities, including the Total Return Swap discussed herein (“TRS”), which could result in significant debt-related costs. The TRS allows for termination by CIT upon not less than 10 business days notification to Goldman Sachs International (“GSI”), as counterparty under the TRS. Such termination requires payment to GSI of the present value of the remaining facility fee that would be due under the terms of the agreement.

Unsecured Borrowings

Second Amended and Restated Revolving Credit Facility

On February 17, 2016 the Revolving Credit Facility was amended to extend the maturity date of the commitments to January 26, 2018, reduce the required minimum guarantor coverage from 1.50:1.0 to 1.375:1.0, and to include Fitch Ratings as a designated Rating Agency within the facilities terms and conditions.

There were no borrowings outstanding under the Revolving Credit Facility at June 30, 2016 and the amount available to draw upon was approximately $1.4 billion, with the remaining amount of approximately $0.1 billion utilized for issuance of letters of credit.

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

The Revolving Credit Facility is unsecured and is guaranteed by nine of the Company’s domestic operating subsidiaries. The facility contains a covenant requiring a minimum guarantor asset coverage ratio, including the criteria for calculating the ratio. The required minimum guarantor asset coverage ratio ranges from 1.0:1.0 to 1.50:1.0 depending on the Company’s long-term senior unsecured debt rating. The requirement at June 30, 2016 was 1.375:1.0. As of June 30, 2016, the last reported asset coverage ratio was 2.69x.

See Note 8 — Borrowings in Item 1. Consolidated Financial Statements for further detail.

Senior Unsecured Borrowings

At June 30, 2016, senior unsecured borrowings outstanding totaled $10.6 billion, essentially unchanged from December 31, 2015. The weighted average coupon rate at June 30, 2016 was 5.03%, unchanged from December 31,

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   105

2015. As detailed in “Contractual Commitments and Payments” below, there are no scheduled maturities in 2016. See Note 8 — Borrowings in Item 1. Consolidated Financial Statements for further detail on maturities.

Secured Borrowings

As part of our liquidity management strategy, we may pledge assets for secured financing transactions (which include securitizations), to borrow from the FHLB, or for other purposes as required or permitted by law. Our secured financing transactions do not meet accounting requirements for sale treatment and are recorded as secured borrowings, with the assets remaining on-balance sheet pursuant to GAAP. The debt issued in conjunction with these transactions is collateralized by certain discrete receivables, leases and/or underlying equipment. Certain related cash balances are restricted.

FHLB Advances

FHLB advances have become a larger source of funding since the OneWest Transaction. CIT Bank, N.A. is a member of the FHLB of San Francisco and may borrow under a line of credit that is secured by collateral pledged. The Bank makes decisions regarding utilization of advances based upon a number of factors including liquidity needs, capital constraints, cost of funds and alternative sources of funding. CIT Bank, N.A. had $3.0 billion outstanding under the line and $6.7 billion of assets were pledged as collateral at June 30, 2016, essentially unchanged from December 31, 2015.

FHLB Advances and pledged assets are also discussed in Note 8 — Borrowings in Item 1. Consolidated Financial Statements.

Structured Financings

Structured financings totaled $3.9 billion at June 30, 2016, down from $4.7 billion at December 31, 2015. The decrease during 2016 reflects net repayments and redemptions. The weighted average coupon rate of structured financings at June 30, 2016 was 3.52%, up from 3.40% at December 31, 2015. The increase in the weighted average rate reflects the repayments on lower coupon financings.

CIT Bank, N.A. structured financings totaled $0.5 billion and $0.8 billion at June 30, 2016 and December 31, 2015, respectively, which were secured by $0.6 billion and $1.1 billion of pledged assets at June 30, 2016 and December 31, 2015, respectively. Non- CIT Bank, N.A. structured financings were $3.4 billion and $3.9 billion at June 30, 2016 and December 31, 2015, respectively, and were secured by $6.9 billion of pledged assets and $7.2 billion, at June 30, 2016 and December 31, 2015, respectively.

See Note 8 — Borrowings in Item 1. Consolidated Financial Statements for a table displaying our consolidated secured financings and pledged assets.

FRB

The Company has a borrowing facility with the FRB Discount Window that can be used for short-term, typically overnight, borrowings. The borrowing capacity is determined by the FRB based on the collateral pledged.

There were no outstanding borrowings with the FRB Discount Window as of June 30, 2016 or December 31, 2015. See Note 8 — Borrowings in Item 1. Consolidated Financial Statements for total balances pledged, including amounts to the FRB.

Total Return Swap

Two financing facilities between two wholly-owned subsidiaries of CIT and GSI are structured as total return swaps (together , the “TRS”), under which amounts available for advances are accounted for as derivatives. Pursuant to applicable accounting guidance, only the unutilized portion of the TRS is accounted for as a derivative and recorded at its estimated fair value. The size of the CIT Financial Ltd. financing facility with GSI is $1.5 billion (the “CFL Facility”) and the CIT TRS Funding B.V. financing facility with GSI is $625 million (the “BV Facility”).

At June 30, 2016, a total of $1,736 million of pledged assets, and secured debt totaling $1,104 million issued to investors, was outstanding under the TRS. About half of the pledged assets and debt outstanding under the TRS related to assets originated by Commercial Air assets, a business for which management is pursuing strategic alternatives. After adjustment to the amount of actual qualifying borrowing base under the terms of the TRS, this secured debt provided for usage of $941 million of the maximum notional amount of the TRS. The remaining $1,184 million of the maximum notional amount represents the unused portion of the TRS and constitutes the notional amount of derivative financial instruments. An unsecured counterparty receivable of $570 million is owed to CIT from GSI for debt discount, return of collateral posted to GSI and settlements resulting from market value changes to the asset-backed securities underlying the structures at June 30, 2016.

Based on the Company’s valuation, we recorded a liability of $28 million and $55 million at June 30, 2016 and December 31, 2015, respectively. During the quarters ended June 30, 2016 and 2015, we recognized $9 million as an increase to other income and $6 million as a reduction to other income, respectively, associated with the change in liability. The change in value of $27 million was recognized as a benefit to Other Income for the six months ended June 30, 2016 and as a reduction of $7 million for the six months ended June 30, 2015, respectively.

Details of the TRS have not changed and are disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our Annual Report on Form 10-K for the year ended December 31, 2015.

See also Note 9 — Derivative Financial Instruments in Item 1. Consolidated Financial Statements for further information.

106   CIT GROUP INC

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

CIT and CIT Bank, N.A. debt ratings at June 30, 2016, as rated by Standard & Poor’s Ratings Services (“S&P”), Fitch Ratings, Inc. (“Fitch”), Moody’s Investors Service (“Moody’s”) and DBRS Inc. (“DBRS”) are presented in the following table.

Debt Ratings as of June 30, 2016

	S&P	Fitch	Moody’s	DBRS
CIT Group Inc.
Issuer / Counterparty Credit Rating	BB+	BB+	NR	BB (High)
Revolving Credit Facility Rating	BB+	BB+	Ba3	BBB (Low)
Series C Notes / Senior Unsecured Debt Rating	BB+	BB+	Ba3	BB (High)
Outlook	Stable	Stable	Stable	Stable
CIT Bank, N.A.
Deposit Rating (LT/ST)	NR	BBB-/F3	Baa3/Prime 3	BB (High)/R-4
Long-term Senior Unsecured Debt Rating	BBB-	BB+	Baa3	BB (High)

NR — Not Rated

In June, Moody’s assigned an issuer rating to CIT Group Inc. of Ba3, upgraded the Revolving Credit Facility and unsecured debt ratings to Ba3 and changed its outlook to stable from positive. Moody’s also issued ratings for CIT Bank, NA, which they previously did not rate. In January 2016, S&P assigned a long-term issuer credit rating of BBB- to CIT Bank, N.A.

Rating agencies indicate that they base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix, level and quality of earnings, and the current operating, legislative and regulatory environment, including implied government support. In addition, rating agencies themselves have been subject to scrutiny arising from the financial crisis and could make or be required to make substantial changes to their ratings policies and practices, particularly in response to legislative and regulatory changes, including as a result of provisions in the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Potential changes in rating methodology as well as in the legislative and regulatory environment and the timing of those changes could impact our ratings, which as noted above could impact our liquidity and financial condition.

A debt rating is not a recommendation to buy, sell or hold securities, and the ratings are subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

Tax Implications of Cash in Foreign Subsidiaries

Cash held by foreign subsidiaries of the Company totaled $1.0 billion, including cash available to the BHC and restricted cash, at June 30, 2016, and December 31, 2015.

Other than in a limited number of jurisdictions, management does not intend to indefinitely reinvest foreign earnings.

Contractual Payments and Commitments

Payments for the Twelve Months Ended June 30(1) (dollars in millions)

	Total	2017	2018	2019	2020	2021+
Structured financings(2)	$3,963.4	$1,168.1	$652.6	$479.8	$332.9	$1,330.0
FHLB advances	2,993.5	598.0	–	2,145.5	250.0	–
Senior unsecured	10,645.9	1,208.7	3,885.8	2,750.0	750.0	2,051.4
Total Long-term borrowings	17,602.8	2,974.8	4,538.4	5,375.3	1,332.9	3,381.4
Deposits	32,866.3	23,196.1	2,991.1	1,668.5	2,227.9	2,782.7
Credit balances of factoring clients	1,215.2	1,215.2	–	–	–	–
Lease rental expense	312.2	53.9	48.0	47.9	41.1	121.3
Total contractual payments	$51,996.5	$27,440.0	$7,577.5	$7,091.7	$3,601.9	$6,285.4
(1)	Projected payments of debt interest expense and obligations relating to post-retirement programs are excluded.
(2)	Includes non-recourse secured borrowings, which are generally repaid in conjunction with the pledged receivable maturities.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   107

Commitment Expiration by Twelve Months Ended June 30 (dollars in millions)

	Total	2017	2018	2019	2020	2021+
Financing commitments	$6,856.4	$1,831.4	$935.2	$1,225.1	$1,179.0	$1,685.7
Aerospace purchase commitments(1)	9,224.0	669.6	1,384.6	2,442.1	3,825.6	902.1
Rail and other purchase commitments	627.6	575.3	24.5	27.8	–	–
Letters of credit	263.2	52.5	28.6	84.8	30.3	67.0
Deferred purchase agreements	1,405.7	1,405.7	–	–	–	–
Guarantees, acceptances and other recourse obligations	1.7	1.7	–	–	–	–
Liabilities for unrecognized tax obligations(2)	38.5	5.0	33.5	–	–	–
Total contractual commitments	$18,417.1	$4,541.2	$2,406.4	$3,779.8	$5,034.9	$2,654.8
(1)	Aerospace commitments are net of amounts on deposit with manufacturers.
(2)	The balance cannot be estimated past 2018; therefore the remaining balance is reflected in 2018.

Financing commitments decreased from $7.4 billion at December 31, 2015 to $6.9 billion at June 30, 2016. Financing commitments include commitments that have been extended to and accepted by customers or agents, but on which the criteria for funding have not been completed of $1.2 billion at June 30, 2015. Also included are Commercial Services credit line agreements, with an amount available of $390 million, net of the amount of receivables assigned to us. These are cancellable by CIT only after a notice period.

At June 30, 2016, substantially all our undrawn financing commitments were senior facilities, with approximately 80% secured by commercial equipment or other assets and the remainder comprised of cash flow or enterprise value facilities. Most of our undrawn and available financing commitments are in the Commercial Finance division of Commercial Banking. The top ten undrawn commitments totaled $389 million at June 30, 2016. The table above includes approximately $1.5 billion of undrawn financing commitments at June 30, 2016 that were not in compliance with contractual obligations, and therefore CIT does not have a contractual obligation to lend under such financing commitments.

See Note 14 — Commitments in Item 1. Consolidated Financial Statements for further detail.

108   CIT GROUP INC

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

CIT submitted its first CCAR capital plan to the Federal Reserve in April 2016. As this filing was a private submission, the FRB did not publish its findings but informed CIT that we received a qualitative objection to the plan. While we have not yet received the detailed feedback, we have begun our remediation efforts. In providing us with feedback the Federal Reserve did approve the continuation of our dividend and share repurchases of approximately $140 million, consistent with 2015. The capital actions contemplated in the separation of the Commercial Air Leasing Business were not part of the April CCAR submission. In accordance with 12 CFR 225.8(e)(4), CIT has re-submitted its Capital Plan to the Federal Reserve for the capital impacts resulting from the Commercial Air separation, which is considered a material business change and is currently under review. Given the Commercial Air separation is expected to result in a significant capital action, we do not contemplate executing any share buybacks in advance of its completion.

CIT also collects and reports to the FRB certain capital-related data on a quarterly basis, which the FRB will use to track our progress against the capital plan. Upon full implementation of the CCAR process in 2017, the results of our capital plan and stress tests will be made public.

The final Basel III framework requires banks and BHCs to measure their liquidity against specific liquidity tests. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon under an acute liquidity stress scenario, with a phased implementation process starting January 1, 2015 and complete implementation by January 1, 2019. The final rule applies a modified version of the LCR requirements to bank holding companies with total consolidated assets of greater than $50 billion but less than $250 billion. Implementation for Modified LCR banking organizations, which CIT is considered, began on January 1, 2016, with a minimum requirement of 90% coverage. Beginning January 1, 2017, the minimum requirement will increase to 100%. At June 30, 2016, CIT’s modified LCR was above 100%.

Return of Capital

Our year-to-date common stock dividends in 2016 were as follows:

2016 Dividends

Declaration Date	Payment Date	Per Share Dividend
January	February 26, 2016	$0.15
April	May 27, 2016	$0.15
July	August 26, 2016	$0.15

Capital Composition and Ratios

The Company is subject to various regulatory capital requirements. We compute capital ratios in accordance with Federal Reserve capital guidelines for assessing adequacy of capital. The regulatory capital guidelines applicable to the Company were based on the Basel III Final Rule.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   109

Tier 1 Capital and Total Capital Components (dollars in millions)

	June 30, 2016		December 31, 2015
	Transition Basis	Fully Phased-in Basis	Transition Basis	Fully Phased-in Basis
Tier 1 Capital
Total common stockholders’ equity	$11,124.1	$11,124.1	$10,978.1	$10,978.1
Effect of certain items in accumulated other comprehensive loss excluded from Tier 1 Capital and qualifying noncontrolling interests	61.0	61.0	76.9	76.9
Adjusted total equity	11,185.1	11,185.1	11,055.0	11,055.0
Less: Goodwill(1)	(1,105.2)	(1,105.2)	(1,130.8)	(1,130.8)
Disallowed deferred tax assets	(842.4)	(842.4)	(904.5)	(904.5)
Disallowed intangible assets(1)	(75.8)	(126.4)	(53.6)	(134.0)
Other Tier 1 components	(5.3)	(16.8)	(0.1)	(0.1)
CET 1 Capital	9,156.4	9,094.3	8,966.0	8,885.6
Tier 1 Capital	9,156.4	9,094.3	8,966.0	8,885.6
Tier 2 Capital
Qualifying reserve for credit losses and other reserves(2)	444.3	444.3	403.3	403.3
Other Tier 2 components	0.1	0.1	–	–
Total qualifying capital	$9,600.8	$9,538.7	$9,369.3	$9,288.9
Risk-weighted assets	$67,087.1	$67,815.6	$69,563.6	$70,239.3
BHC Ratios
CET 1 Capital Ratio	13.6%	13.4%	12.9%	12.7%
Tier 1 Capital Ratio	13.6%	13.4%	12.9%	12.7%
Total Capital Ratio	14.3%	14.1%	13.5%	13.2%
Tier 1 Leverage Ratio	14.0%	13.9%	13.5%	13.4%
CIT Bank, N.A. Ratios
CET 1 Capital Ratio	12.6%	12.5%	12.8%	12.6%
Tier 1 Capital Ratio	12.6%	12.5%	12.8%	12.6%
Total Capital Ratio	13.8%	13.6%	13.9%	13.6%
Tier 1 Leverage Ratio	10.5%	10.4%	10.9%	10.7%
(1)	Goodwill and disallowed intangible assets adjustments include the respective portion of deferred tax liability in accordance with guidelines under Basel III.
(2)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit, and deferred purchase agreements, all of which are recorded in Other Liabilities.

The reconciliation of balance sheet assets to risk-weighted assets is presented below:

Risk-Weighted Assets (dollars in millions)

	June 30, 2016	December 31, 2015
Balance sheet assets	$66,700.3	$67,401.5
Risk weighting adjustments to balance sheet assets	(13,992.0)	(13,728.1)
Off balance sheet items	14,378.8	15,890.2
Risk-weighted assets	$67,087.1	$69,563.6

The 2016 off balance sheet items primarily reflect commitments to purchase aircraft and railcars ($9.1 billion related to aircraft and $0.7 billion related to railcars), unused lines of credit ($2.8 billion credit equivalent, largely related to the Commercial Finance division), and deferred purchase agreements ($1.4 billion related to the Business Capital division). See Note 14 — Commitments in Item 1. Consolidated Financial Statements for further detail on commitments.

110   CIT GROUP INC

Tangible Book Value and per Share Amounts (dollars in millions, except per share amounts)

	June 30, 2016	December 31, 2015
Total common stockholders’ equity	$11,124.1	$10,978.1
Less: Goodwill	(1,169.7)	(1,198.3)
Intangible assets	(168.9)	(176.3)
Tangible book value	$9,785.5	$9,603.5
Book value per share	$55.07	$54.61
Tangible book value per share	$48.45	$47.77
(1)	Tangible book value and tangible book value per share are non-GAAP measures.

Book value and Tangible book value (“TBV”), along with the respective per share balances increased from December 31, 2015, primarily reflecting net income recorded during 2016.

CIT BANK, N.A.

CIT Bank, N.A. (“CIT Bank” or the “Bank”), a wholly-owned subsidiary, is regulated by the Office of the Comptroller of the Currency, U.S. Department of the Treasury (“OCC”) and is also subject to regulation and examination by the FDIC. The Bank originates and funds lending and leasing activity in the U.S., primarily by raising deposits through its 70 branch network and from retail and institutional customers through commercial channels, as well as its online banking platform and through broker channels. Its existing suite of deposit products includes checking and savings accounts, Individual Retirement Accounts and Certificates of Deposit. The Bank’s primary office is in Pasadena, CA.

Total assets were down slightly compared to December 31, 2015. Financing and leasing assets were down modestly, as growth from new business volumes was offset by portfolio collections and asset sales, along with the run-off of the LCM portfolio. Portfolio loans were down from December 31, 2015, reflecting transfers to assets held for sale, reflecting the business aircraft loan portfolio and loans in Commercial Banking, which were transferred for risk management purposes. Operating lease equipment was up from December 31, 2015, reflecting increased leasing volumes in the Rail portfolio. The portfolio of operating lease equipment, which totaled $3.1 billion, was comprised of railcars and some aircraft.

Total cash and investment securities, including non-earning cash, were $8.5 billion at June 30, 2016. The investment securities are mostly mortgage-backed and federal agency securities. As part of our 2016 business strategy, we are redeploying cash at CIT Bank into higher-yielding “High Quality Liquid Assets.”

CIT Bank deposits at June 30, 2016 were up slightly from December 31, 2015. The weighted average interest rate was 1.25%, down slightly from 1.26% at December 31, 2015.

FHLB advances are a consistent source of funding for the Bank, which is a member of the FHLB of San Francisco. The Bank may borrow under a line of credit that is secured by collateral pledged to the FHLB San Francisco. Other borrowings, consisting of other secured debt instruments, decreased from December 31, 2015 through expected pay-down and run-off activity.

The increase in liabilities of discontinued operations reflects additional reserves recorded related to the HECM interest curtailment reserve, as discussed below. The decline in total equity was driven by the loss from discontinued operation and dividends paid to the BHC.

The Bank’s capital and leverage ratios are included in the tables that follow and remained well above required levels. CIT Bank reports regulatory capital ratios in accordance with the Basel III Final Rule and determines risk weighted assets under the Standardized Approach.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   111

The following presents condensed financial information for CIT Bank, N.A.

Condensed Balance Sheets (dollars in millions)

	June 30, 2016	December 31, 2015
ASSETS:
Cash and deposits with banks	$5,596.1	$6,073.5
Investment securities	2,858.2	2,577.4
Assets held for sale	1,166.1	444.2
Loans	28,185.2	29,349.8
Allowance for loan losses	(379.7)	(337.5)
Operating lease equipment, net	3,120.2	2,777.8
Indemnification Assets	375.5	414.8
Goodwill	810.3	830.8
Intangible assets	150.5	163.2
Other assets	1,058.9	1,006.1
Assets of discontinued operations	469.1	500.5
Total Assets	$43,410.4	$43,800.6
LIABILITIES AND EQUITY:
Deposits	$32,879.1	$32,782.2
FHLB advances	2,995.1	3,117.6
Borrowings	451.2	798.3
Other liabilities	750.4	799.9
Liabilities of discontinued operations	917.1	696.2
Total Liabilities	37,992.9	38,194.2
Total Equity	5,417.5	5,606.4
Total Liabilities and Equity	$43,410.4	$43,800.6

Capital Ratios*
Common Equity Tier 1 Capital	12.5%	12.6%
Tier 1 Capital Ratio	12.5%	12.6%
Total Capital Ratio	13.6%	13.6%
Tier 1 Leverage ratio	10.4%	10.7%
* The capital ratios presented above are reflective of the fully-phased in BASEL III approach.

Financing and Leasing Assets by Segment (dollars in millions)

	June 30, 2016	December 31, 2015
Commercial Banking
Commercial Finance	$8,946.3	$9,381.1
Commercial Real Estate	5,566.1	5,357.6
Business Capital	4,854.6	4,692.1
Total	19,367.0	19,430.8
Transportation Finance
Aerospace	1,798.3	2,007.7
Rail	2,503.2	2,209.7
Maritime	1,631.2	1,678.1
Total	5,932.7	5,895.5
Consumer and Community
Legacy Consumer Mortgages	5,191.4	5,471.6
Other Consumer Banking	1,980.4	1,773.9
Total	7,171.8	7,245.5
Total Financing and Leasing Assets	$32,471.5	$32,571.8

112   CIT GROUP INC

Condensed Statements of Operations (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30, 2016	March 31, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Interest income	$442.7	$446.3	$203.3	$889.0	$400.8
Interest expense	(110.6)	(110.8)	(78.4)	(221.4)	(153.8)
Net interest revenue	332.1	335.5	124.9	667.6	247.0
Provision for credit losses	(31.5)	(92.5)	(23.3)	(124.0)	(57.3)
Net interest revenue, after credit provision	300.6	243.0	101.6	543.6	189.7
Rental income on operating leases	94.3	92.2	69.1	186.5	139.2
Other income	80.9	44.2	23.8	125.1	52.4
Total net revenue, net of interest expense and credit provision	475.8	379.4	194.5	855.2	381.3
Operating expenses	(267.7)	(245.9)	(114.3)	(513.6)	(211.3)
Depreciation on operating lease equipment	(38.9)	(36.7)	(29.2)	(75.6)	(57.7)
Maintenance and other operating lease expenses	(9.9)	(2.6)	(1.3)	(12.5)	(2.5)
Loss on debt extinguishment and deposit redemption	(2.4)	–	–	(2.4)	–
Income before provision for income taxes	156.9	94.2	49.7	251.1	109.8
Provision for income taxes	(58.7)	(30.4)	(12.1)	(89.1)	(37.1)
Income from continuing operations	98.2	63.8	37.6	162.0	72.7
Loss on discontinued operations	(166.9)	(4.8)	–	(171.7)	–
Net (loss) income	$(68.7)	$59.0	$37.6	$(9.7)	$72.7
New business volume — funded	$2,484.0	$1,983.6	$1,995.7	$4,467.6	$3,445.9

Compared to the prior-year quarter, results are significantly changed due to the OneWest Bank acquisition. Compared to the prior quarter, the Bank’s income from continuing operations results benefited from lower credit costs.

The loss for the quarter was due to a $167 million loss, net of tax, from discontinued operations. The loss from discontinued operation during the quarter was due to additional reserves recorded related to the HECM interest curtailment reserve due to a change in estimate, of approximately $230 million, which is net of a corresponding increase in the indemnification receivable from the FDIC. The discontinued operation is described in an earlier section and Note 2 — Acquisition and Disposition Activities in Item 1. Consolidated Financial Statements.

The provision for credit losses in the current quarter included $10 million related to the Maritime portfolio. The provision for credit losses was elevated in the prior quarter due to increases in reserves related to the Energy portfolio, and to a lesser extent, the Maritime portfolio. Net charge-offs as a percentage of average finance receivables were 0.57% and 0.62%, for the second and first quarters of 2016, respectively.

Net Finance Revenue (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30, 2016	March 31, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Interest income	$442.7	$446.3	$203.3	$889.0	$400.8
Rental income on operating leases	94.3	92.2	69.1	186.5	139.2
Finance revenue	537.0	538.5	272.4	1,075.5	540.0
Interest expense	(110.6)	(110.8)	(78.4)	(221.4)	(153.8)
Depreciation on operating lease equipment	(38.9)	(36.7)	(29.2)	(75.6)	(57.7)
Maintenance and other operating lease expenses	(9.9)	(2.6)	(1.3)	(12.5)	(2.5)
Net finance revenue (“NFR”)	$377.6	$388.4	$163.5	$766.0	$326.0
Average Earning Assets (“AEA”)*	$41,340.6	$41,555.9	$21,413.7	$41,439.5	$21,308.5
As a % of AEA:
Interest income	4.29%	4.29%	3.80%	4.29%	3.76%
Rental income on operating leases	0.91%	0.89%	1.29%	0.90%	1.31%
Finance revenue	5.20%	5.18%	5.09%	5.19%	5.07%
Interest expense	(1.07)%	(1.06)%	(1.47)%	(1.07)%	(1.45)%
Depreciation on operating lease equipment	(0.38)%	(0.35)%	(0.55)%	(0.36)%	(0.54)%
Maintenance and other operating lease expenses	(0.10)%	(0.03)%	(0.02)%	(0.06)%	(0.02)%
Net finance margin (“NFM”)	3.65%	3.74%	3.05%	3.70%	3.06%

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   113

NFR and NFM are key metrics used by management to measure the profitability of our lending and leasing assets. NFR includes interest and fee income on our loans and capital leases, interest and dividend income on cash and investments, rental revenue from our leased equipment, depreciation and maintenance and other operating lease expenses, as well as funding costs. Since our asset composition includes operating lease equipment (7% of AEA for the quarter ended June 30, 2016), NFM is a more appropriate metric for the Bank than net interest margin (“NIM”) (a common metric used by other banks), as NIM does not fully reflect the earnings of our portfolio because it includes the impact of debt costs on all our assets but excludes the net revenue (rental income less depreciation and maintenance and other operating lease expenses) from operating leases.

Operating leases contributed $46 million to NFR in the current quarter, compared to $53 million in the previous quarter and $39 million in the second quarter of 2015. The sequential decline was driven by higher maintenance and other operating lease expenses.

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

■	Allowance for Loan Losses
■	Loan Impairment
■	Fair Value Determination
■	Lease Residual Values
■	Liabilities for Uncertain Tax Positions
■	Realizability of Deferred Tax Assets
■	Goodwill Assets
■	Contingent Liabilities

There have been no significant changes to the methodologies and processes used in developing estimates relating to these items from those described in our 2015 Annual Report on Form 10-K.

INTERNAL CONTROLS WORKING GROUP

The Internal Controls Working Group (“ICWG”), which reports to the Company’s Disclosure Committee, is responsible for monitoring and improving internal controls over external financial reporting. The ICWG is chaired by the Controller and is comprised of executives in Finance, Risk, Operations, Human Resources, Information Technology and Internal Audit.

See Item 4. Controls and Procedures for more information.

114   CIT GROUP INC

SELECT DATA AND AVERAGE BALANCE SHEETS

Select Data (dollars in millions)

	At or for the Quarters Ended			Six Months Ended
	June 30, 2016	March 31, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Select Statement of Operations Data
Net interest revenue	$212.8	$209.0	$18.6	$421.8	28.3
Provision for credit losses	(28.1)	(99.3)	(18.4)	(127.4)	(53.0)
Total non-interest income	673.6	676.3	595.2	1,349.9	1,212.2
Total non-interest expenses	(582.9)	(581.6)	(442.3)	(1,164.5)	(886.8)
Income from continuing operations, net of tax	181.1	151.7	115.3	332.8	219.0
Loss from discontinued operation, net of tax	(167.0)	(4.8)	–	(171.8)	–
Net income	14.1	146.9	115.3	161.0	219.0
Per Common Share Data
Diluted income per common share — continuing operations	$0.90	$0.75	$0.66	$1.65	$1.24
Diluted income per common share	$0.07	$0.73	$0.66	$0.80	$1.24
Book value per common share	$55.07	$55.16	$50.91
Tangible book value per common share	$48.45	$48.39	$47.51
Dividends declared per common share	$0.15	$0.15	$0.15	$0.30	$0.30
Dividend payout ratio	214.3%	20.5%	22.7%	37.5%	24.2%
Performance Ratios
Return on average common stockholders’ equity	0.50%	5.30%	5.20%	2.89%	5.00%
Return on tangible common equity	7.37%	6.25%	5.62%	6.81%	5.31%
Adjusted return on tangible common equity	8.27%	7.08%	5.90%	7.68%	5.57%
Net finance revenue as a percentage of average earning assets	3.65%	3.74%	3.33%	3.69%	3.27%
Return on average earning assets	1.22%	1.02%	1.12%	1.12%	1.05%
Return on average continuing operations total assets	1.09%	0.91%	1.00%	1.00%	0.94%
Balance Sheet Data
Loans including receivables pledged	$30,456.8	$31,408.6	$19,649.3
Allowance for loan losses	(399.4)	(404.6)	(350.9)
Operating lease equipment, net	16,864.6	16,665.7	15,109.6
Goodwill	1,169.7	1,195.1	565.9
Total cash and deposits	8,103.9	8,141.8	5,465.3
Investment securities	3,229.1	2,896.8	1,692.9
Assets of discontinued operation	469.1	489.5	–
Total assets	66,700.3	67,097.6	46,545.1
Deposits	32,879.1	32,892.7	17,267.8
Borrowings	17,510.1	18,012.6	16,329.5
Liabilities of discontinued operation	917.1	684.8	–
Total common stockholders’ equity	11,124.1	11,125.8	8,807.1
Credit Quality
Non-accrual loans as a percentage of finance receivables	0.93%	0.94%	1.01%
Net charge-offs as a percentage of average finance receivables	0.53%	0.65%	0.48%	0.59%	0.46%
Allowance for loan losses as a percentage of finance receivables	1.31%	1.29%	1.79%
Capital Ratios
Total ending equity to total ending assets	16.7%	16.6%	18.9%
Common Equity Tier 1 Capital Ratio (fully phased-in)	13.4%	13.1%	14.4%
Total Capital Ratio (fully phased-in)	14.1%	13.8%	15.1%

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   115

Average Balances and Rates(1) (dollars in millions)

	Quarters Ended
	June 30, 2016			March 31, 2016			June 30, 2015
	Average Balance	Revenue / Expense	Average Rate (%)	Average Balance	Revenue / Expense	Average Rate (%)	Average Balance	Revenue / Expense	Average Rate (%)
Interest bearing deposits	$7,113.5	$8.9	0.50%	$7,114.0	$8.4	0.47%	$4,829.4	$3.4	0.28%
Securities purchased under agreements to resell	–	–	–	–	–	–	675.0	1.0	0.59%
Investment securities	3,130.6	22.8	2.91%	2,923.5	22.5	3.08%	1,510.6	4.6	1.22%
Loans (including held for sale)(2),(3)
U.S.(2)	31,784.4	447.8	5.87%	32,091.5	441.2	5.74%	18,130.4	226.1	5.41%
Non-U.S.	1,160.2	24.4	8.41%	1,291.0	26.4	8.18%	2,161.3	48.7	9.01%
Total loans(2)	32,944.6	472.2	5.96%	33,382.5	467.6	5.84%	20,291.7	274.8	5.83%
Total interest earning assets / interest income(2),(3)	43,188.7	503.9	4.81%	43,420.0	498.5	4.74%	27,306.7	283.8	4.39%
Operating lease equipment, net (including held for sale)(4)
U.S.(4)	8,922.0	168.9	7.57%	8,831.3	185.7	8.41%	7,859.0	175.4	8.93%
Non-U.S.(4)	8,003.5	159.1	7.95%	7,890.0	158.2	8.02%	7,422.2	149.1	8.04%
Total operating lease equipment, net(4)	16,925.5	328.0	7.75%	16,721.3	343.9	8.23%	15,281.2	324.5	8.49%
Indemnification assets	379.8	(8.6)	(9.06)%	401.7	(3.1)	(3.09)%	–	–	–
Total earning assets(2)	60,494.0	$823.3	5.56%	60,543.0	$839.3	5.67%	42,587.9	$608.3	5.91%
Non interest earning assets
Cash due from banks	1,051.4			1,331.4			952.7
Allowance for loan losses	(398.9)			(371.5)			(358.0)
All other non-interest earning assets	5,278.8			5,298.4			3,169.0
Assets of discontinued operation	479.9			495.1			–
Total Average Assets	$66,905.2			$67,296.4			$46,351.6
Average Liabilities
Borrowings
Deposits	$31,643.5	$99.4	1.26%	$31,829.1	$99.5	1.25%	$16,844.6	$72.2	1.71%
Borrowings	17,853.7	183.1	4.10%	18,210.4	186.9	4.11%	16,423.8	193.0	4.70%
Total interest-bearing liabilities	49,497.2	282.5	2.28%	50,039.5	286.4	2.29%	33,268.4	265.2	3.19%
Non-interest bearing deposits	1,124.9			1,080.2			90.3
Credit balances of factoring clients	1,264.9			1,337.5			1,428.6
Other non-interest bearing liabilities	3,093.3			3,063.7			2,776.7
Liabilities of discontinued operation	738.1			690.2			–
Noncontrolling interests	0.5			0.5			0.5
Stockholders’ equity	11,186.3			11,084.8			8,787.1
Total Average Liabilities and Stockholders’ Equity	$66,905.2			$67,296.4			$46,351.6
Net revenue spread			3.28%			3.38%			2.72%
Impact of non-interest bearing sources			0.37%			0.36%			0.61%
Net revenue/yield on earning assets(2)		$540.8	3.65%		$552.9	3.74%		$343.1	3.33%

116   CIT GROUP INC

Average Balances and Rates(1) (dollars in millions) (continued)

	Six Months Ended
	June 30, 2016			June 30, 2015
	Average Balance	Revenue / Expense	Average Rate (%)	Average Balance	Revenue / Expense	Average Rate (%)
Interest bearing deposits	$7,110.7	$17.3	0.49%	$5,390.1	$7.4	0.27%
Securities purchased under agreements to resell	–	–	–	650.0	1.7	0.52%
Investment securities	3,045.7	45.3	2.97%	1,526.2	8.4	1.10%
Loans (including held for sale)(2),(3)
U.S.(2)	31,904.4	889.0	5.81%	18,012.5	446.1	5.39%
Non-U.S.	1,230.6	50.8	8.26%	2,203.2	101.1	9.18%
Total loans(2)	33,135.0	939.8	5.90%	20,215.7	547.2	5.83%
Total interest earning assets / interest income(2),(3)	43,291.4	1,002.4	4.77%	27,782.0	564.7	4.29%
Operating lease equipment, net (including held for sale)(4)
U.S.(4)	8,873.5	354.6	7.99%	7,821.1	353.2	9.03%
Non-U.S.(4)	7,951.6	317.3	7.98%	7,424.1	299.0	8.05%
Total operating lease equipment, net(4)	16,825.1	671.9	7.99%	15,245.2	652.2	8.56%
Indemnification assets	390.9	(11.7)	(5.99)%	–	–	–
Total earning assets(2)	60,507.4	$1,662.6	5.62%	43,027.2	$1,216.9	5.85%
Non interest earning assets
Cash due from banks	1,217.8			930.3
Allowance for loan losses	(382.4)			(352.3)
All other non-interest earning assets	5,271.3			3,184.2
Assets of discontinued operation	487.2			–
Total Average Assets	$67,101.3			$46,789.4
Average Liabilities
Borrowings
Deposits	$31,727.6	$198.9	1.25%	$16,546.2	$141.2	1.71%
Borrowings	18,034.8	370.0	4.10%	17,009.7	395.3	4.65%
Total interest-bearing liabilities	49,762.4	568.9	2.29%	33,555.9	536.5	3.20%
Non-interest bearing deposits	1,103.6			98.2
Credit balances of factoring clients	1,292.6			1,459.2
Other non-interest bearing liabilities	3,087.0			2,836.4
Liabilities of discontinued operation	718.3			–
Noncontrolling interests	0.5			(2.0)
Stockholders’ equity	11,136.9			8,841.7
Total Average Liabilities and Stockholders’ Equity	$67,101.3			$46,789.4
Net revenue spread			3.33%			2.65%
Impact of non-interest bearing sources			0.36%			0.62%
Net revenue/yield on earning assets(2)		$1,093.7	3.69%		$680.4	3.27%
(1)	Average rates are impacted by PAA accretion and amortization.
(2)	The balance and rate presented is calculated net of average credit balances for factoring clients.
(3)	Non-accrual loans and related income are included in the respective categories.
(4)	Operating lease rental income is a significant source of revenue; therefore we have presented the rental revenues net of depreciation and net of maintenance and other operating lease expenses.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   117

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

Total Net Revenue(1) and Net Operating Lease Revenue(2) (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30, 2016	March 31, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Total Net Revenue
Interest income	$495.3	$495.4	$283.8	$990.7	$564.8
Rental income on operating leases	569.3	575.4	531.7	1,144.7	1,062.3
Finance revenue	1,064.6	1,070.8	815.5	2,135.4	1,627.1
Interest expense	(282.5)	(286.4)	(265.2)	(568.9)	(536.5)
Depreciation on operating lease equipment	(176.4)	(175.3)	(157.8)	(351.7)	(314.6)
Maintenance and other operating lease expenses	(64.9)	(56.2)	(49.4)	(121.1)	(95.5)
Net finance revenue	540.8	552.9	343.1	1,093.7	680.5
Other income	104.3	100.9	63.5	205.2	149.9
Total net revenue	$645.1	$653.8	$406.6	$1,298.9	$830.4
NFR as a % of AEA	3.65%	3.74%	3.33%	3.69%	3.27%
Net Operating Lease Revenue
Rental income on operating leases	$569.3	$575.4	$531.7	$1,144.7	$1,062.3
Depreciation on operating lease equipment	(176.4)	(175.3)	(157.8)	(351.7)	(314.6)
Maintenance and other operating lease expenses	(64.9)	(56.2)	(49.4)	(121.1)	(95.5)
Net operating lease revenue	$328.0	$343.9	$324.5	$671.9	$652.2

Operating Expenses Excluding Certain Costs(3) (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30, 2016	March 31, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Operating expenses	$(337.5)	$(348.5)	$(235.0)	$(686.0)	$(476.6)
Provision for severance and facilities exiting activities	9.7	20.3	1.1	30.0	0.1
Intangible asset amortization	6.4	6.4	0.5	12.8	1.1
Operating expenses excluding restructuring costs and intangible asset amortization	$(321.4)	$(321.8)	$(233.4)	$(643.2)	$(475.4)
Operating expenses as a % of AEA	(2.28)%	(2.35)%	(2.28)%	(2.32)%	(2.29)%
Operating expenses excluding restructuring costs and intangible amortization(3)	(2.17)%	(2.17)%	(2.27)%	(2.17)%	(2.29)%
Total Net Revenue	$645.1	$653.8	$406.6	$1,298.9	$830.4
Net Efficiency Ratio(7)	49.8%	49.2%	57.4%	49.5%	57.2%

118   CIT GROUP INC

Earning Assets(5) (dollars in millions)

	June 30, 2016	March 31, 2016	December 31, 2015
Loans	$30,456.8	$31,408.6	$31,671.7
Operating lease equipment, net	16,864.6	16,665.7	16,617.0
Interest bearing cash	7,082.8	7,135.0	6,820.3
Investment securities	3,229.1	2,896.8	2,953.8
Assets held for sale	2,403.3	2,211.2	2,092.4
Indemnification assets	375.5	389.4	414.8
Credit balances of factoring clients	(1,215.2)	(1,361.0)	(1,344.0)
Total earning assets	$59,196.9	$59,345.7	$59,226.0
Average Earning Assets (for the respective quarters)	$59,229.2	$59,206.4	$59,141.5

Tangible Book Value(6) (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30, 2016	March 31, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Total common stockholders’ equity	$11,124.1	$11,125.8	$8,807.1	$11,124.1	$8,807.1
Less: Goodwill	(1,169.7)	(1,195.1)	(565.9)	(1,169.7)	(565.9)
Intangible assets	(168.9)	(170.3)	(21.4)	(168.9)	(21.4)
Tangible book value	9,785.5	9,760.4	8,219.8	9,785.5	8,219.8
Less: disallowed deferred tax asset	(842.4)	(873.9)	(339.7)	(842.4)	(339.7)
Adjusted tangible common equity(8)	$8,943.1	$8,886.5	$7,880.1	$8,943.1	$7,880.1
Income from continuing operations	$181.1	$151.7	$115.3	$332.8	$219.0
Adjustments: intangible assets amortization, net of tax	4.3	4.4	0.5	8.7	0.8
Adjusted net income	$185.4	$156.1	$115.8	$341.5	$219.8
Average tangible common equity	$9,829.7	$9,714.3	$8,199.5	$9,773.7	$8,252.0
Less: average disallowed deferred tax asset	(858.2)	(889.2)	(349.0)	(878.9)	(360.8)
Average adjusted tangible common equity	$8,971.5	$8,825.1	$7,850.5	$8,894.8	$7,891.2
Adjusted return on tangible common equity	8.27%	7.08%	5.90%	7.68%	5.57%

Continuing Operations Total Assets(7) (dollars in millions)

	June 30, 2016	March 31, 2016	June 30, 2015
Total assets	$66,700.3	$67,097.6	$46,545.1
Assets of discontinued operation	(469.1)	(489.5)	–
Continuing operations total assets	$66,231.2	$66,608.1	$46,545.1
(1)	Total net revenues is a non-GAAP measure that represents the combination of net finance revenue and other income and is an aggregation of all sources of revenue for the Company. Total net revenues is used by management to monitor business performance. Given our asset composition includes a high level of operating lease equipment, net finance revenue as a percent of AEA is a more appropriate metric than net interest margin (“NIM”) (a common metric used by other bank holding companies), as NIM does not fully reflect the earnings of our portfolio because it includes the impact of debt costs of all our assets but excludes the net revenue (rental revenue less depreciation and maintenance and other operating lease expenses) from operating leases.
(2)	Net operating lease revenue is a non-GAAP measure that represents the combination of rental income on operating leases less depreciation on operating lease equipment and maintenance and other operating lease expenses. Net operating lease revenues is used by management to monitor portfolio performance.
(3)	Operating expenses excluding restructuring costs and intangible asset amortization is a non-GAAP measure used by management to compare period over period expenses.
(4)	Net efficiency ratio is a non-GAAP measurement used by management to measure operating expenses (before restructuring costs and intangible amortization) to total net revenues.
(5)	Earning assets is a non-GAAP measure and are utilized in certain revenue and earnings ratios. Earning assets are net of credit balances of factoring clients.
(6)	Tangible book value is a non-GAAP measure, which represents an adjusted common shareholders’ equity balance that has been reduced by goodwill and intangible assets. Tangible book value is used to compute a per common share amount, which is used to evaluate our use of equity.
(7)	Continuing operations total assets is a non-GAAP measure, which management uses for analytical purposes to compare balance sheet assets on a consistent basis.
(8)	Return on average tangible common equity is adjusted to remove the impact of intangible amortization, goodwill impairment and the impact from valuation allowance reversals from income from continuing operations, while the average tangible common equity is reduced for disallowed deferred tax assets. Return on average tangible common equity is another metric used to evaluate our use of equity.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   119

FORWARD-LOOKING STATEMENTS

Certain statements contained in this document are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, as amended. All statements contained herein that are not clearly historical in nature are forward-looking and the words “anticipate,” “believe,” “could,” “expect,” “estimate,” “forecast,” “intend,” “plan,” “potential,” “project,” “target” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to known and unknown risks, uncertainties and contingencies. Forward-looking statements are included, for example, in the discussions about:

■	our liquidity risk and capital management, including our capital plan, leverage, capital ratios, and credit ratings, our liquidity plan, and our plans and the potential transactions designed to enhance our liquidity and capital, and for a return of capital,
■	our plans to change our funding mix and to access new sources of funding to broaden our use of deposit taking capabilities,
■	our pending or potential acquisition plans, and the integration risks inherent in such acquisitions, including our August 2015 acquisition of OneWest Bank,
■	our credit risk management and credit quality,
■	our asset/liability risk management,
■	our funding, borrowing costs and net finance revenue,
■	our operational risks, including risk of operational errors, failure of operational controls, success of systems enhancements and expansion of risk management and control functions,
■	our mix of portfolio asset classes, including changes resulting from growth initiatives, new business initiatives, new products, acquisitions and divestitures, new business and customer retention,
■	legal risks, including related to the enforceability of our agreements and to changes in laws and regulations,
■	our growth rates,
■	our commitments to extend credit or purchase equipment, and
■	how we may be affected by legal proceedings.

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

Therefore, actual results may differ materially from those expressed or implied in those statements. Factors, in addition to those disclosed in “Risk Factors”, that could cause such differences include, but are not limited to:

■	capital markets liquidity,
■	risks of and/or actual economic slowdown, downturn or recession,
■	industry cycles and trends,
■	uncertainties associated with risk management, including credit, prepayment, asset/liability, interest rate and currency risks,
■	adequacy of reserves for credit losses,
■	risks inherent in changes in market interest rates and quality spreads,
■	funding opportunities, deposit taking capabilities and borrowing costs,
■	conditions and/or changes in funding markets and our access to such markets, including the secured and unsecured debt and asset-backed securitization markets,
■	risks of implementing new processes, procedures, and systems, including any new processes, procedures, and systems required to comply with the additional laws and regulations applicable to systematically important financial institutions,
■	risks associated with the value and recoverability of leased equipment and related lease residual values,
■	risks of failing to achieve the projected revenue growth from new business initiatives or the projected expense reductions from efficiency improvements,
■	application of fair value accounting in volatile markets,
■	application of goodwill accounting in a recessionary economy,
■	changes in laws or regulations governing our business and operations, or affecting our assets, including our operating lease equipment,
■	changes in competitive factors,
■	demographic trends,
■	customer retention rates,
■	risks associated with dispositions of businesses or asset portfolios, including how to replace the income associated with such businesses or asset portfolios and the risk of residual liabilities from such businesses or portfolios,

120   CIT GROUP INC

■	risks associated with acquisitions of businesses or asset portfolios and the risks of integrating such acquisitions, including the integration of OneWest Bank, and
■	regulatory changes and/or developments.

Any or all of our forward-looking statements here or in other publications may turn out to be wrong, and there are no guarantees regarding our performance. We do not assume any obligation to update any forward-looking statement for any reason.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision of and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2016. On August 3, 2015, the Company acquired IMB HoldCo LLC in a purchase business combination. Management has excluded the acquired business from its assessment of the effectiveness of disclosure controls and procedures as of June 30, 2016. Based on such evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective.

MATERIAL WEAKNESS IN THE ACQUIRED BUSINESS’S INTERNAL CONTROL OVER FINANCIAL REPORTING

As discussed above, on August 3, 2015 the Company acquired IMB HoldCo LLC in a purchase business combination and had excluded the acquired entity from the December 31, 2015 evaluation of the effectiveness of internal control over financial reporting and the December 31, 2015 and June 30, 2016 evaluations of disclosure controls and procedures. However, in its 2015 Form 10-K filing, management identified a material weakness in the Financial Freedom reverse mortgage servicing business of IMB HoldCo LLC which is reported in discontinued operations as of June 30, 2016. Such material weakness still exists as of June 30, 2016.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the preparation of the Company’s financial statements for the year ended December 31, 2015, the Company identified errors in the estimation process of the HECM Interest Curtailment Reserve that resulted in a measurement period adjustment.

Following the identification of the errors, management determined that a material weakness existed in the acquired business’s internal control over financial reporting related to the HECM Interest Curtailment Reserve. Specifically, controls were not adequately designed and maintained to ensure the key judgments and assumptions developed from loan file reviews or other historical experience are accurately determined, valid and authorized, the data used in the estimation process is complete and accurate, and the assumptions, judgments, and methodology continue to be appropriate. This control deficiency could result in misstatements of the HECM Interest Curtailment Reserve that could result in a material misstatement of the consolidated financial statements that would not be prevented or detected.

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

Subsequent to the acquisition of IMB, management continued to review information relating to events or circumstances existing at the acquisition date, particularly in light of the identification of the material weakness related to the HECM Interest Curtailment Reserve. This review resulted in the Company taking certain charges and making certain adjustments to the acquisition date valuation amounts in our 2015 Form 10-K. During the second quarter of 2016, in connection with the preparation of the Company’s quarterly financial statements, as a result of new information from the ongoing process to remediate the material weakness and taking into consideration the investigation being conducted by the Office of Inspector General (“OIG”) for the Department of Housing and Urban Development, the Company recorded additional reserves, reflecting a change in estimate, of approximately $230 million, which is net of a corresponding increase in the indemnification receivable from the FDIC. This review and the related investigation are ongoing, and, as a result, there could be additional changes to the financial statements in future periods.

In response to the material weakness described above, the Company is redesigning the procedures and controls to remediate the material weakness, with oversight from the Board of Directors. This remediation plan, which management began to implement in Q1 2016, includes the following elements:

1)	Implement a data quality control program.

2)	Enhance controls over documentation of detailed data sources.

3)	Simplify the reserve estimation process and improve governance, controls and documentation.

Though the Company began to implement its remediation plan and improvements have been made in the processes in 2016, management does not expect that this material weakness will be fully remediated as of September 30, 2016. Management believes that the new or enhanced controls, when fully implemented and when tested for a sufficient period of time, will remediate the material weakness However, the Company cannot provide any assurance that these remediation efforts will be successful.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   121

Part Two—Other Information

Item 1.  Legal Proceedings

CIT is currently involved, and from time to time in the future may be involved, in a number of judicial, regulatory, and arbitration proceedings relating to matters that arise in connection with the conduct of its business (collectively, “Litigation”), certain of which Litigation matters are described in Note 15 — Contingencies of Item 1. Consolidated Financial Statements. In view of the inherent difficulty of predicting the outcome of Litigation matters, particularly when such matters are in their early stages or where the claimants seek indeterminate damages, CIT cannot state with confidence what the eventual outcome of the pending Litigation will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines, or penalties related to each pending matter may be, if any. In accordance with applicable accounting guidance, CIT establishes reserves for Litigation when those matters present loss contingencies as to which it is both probable that a loss will occur and the amount of such loss can be reasonably estimated. Based on currently available information, CIT believes that the results of Litigation that is currently pending, taken together, will not have a material adverse effect on the Company’s financial condition, but may be material to the Company’s operating results or cash flows for any particular period, depending in part on its operating results for that period. The actual results of resolving such matters may be substantially higher than the amounts reserved.

For more information about pending legal proceedings, including an estimate of certain reasonably possible losses in excess of reserved amounts, see Note 15 — Contingencies of Item 1. Consolidated Financial Statements.

Item 1A.  Risk Factors

For a discussion of risk factors not changed, see Part I, Item 1A. Risk Factors, of CIT’s 2015 Annual Report on Form 10-K, and Forward-Looking Statements of this Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of the Company’s common stock during the quarter ended June 30, 2016.

Item 4.  Mine Safety Disclosure

Not applicable

122   CIT GROUP INC

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

3.1
Fourth Restated Certificate of Incorporation of the Company, as filed with the Office of the Secretary of State of the State of Delaware on May 17, 2016 (incorporated by reference to Exhibit 3.1 to Form 8-K filed May 17, 2016).

3.2	Amended and Restated By-laws of the Company, as amended through May 10, 2016 (incorporated by reference to Exhibit 3.2 to Form 8-K filed May 17, 2016).
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

Item 6.  Exhibits  123

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

124   CIT GROUP INC

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

10.1*	Amended and Restated CIT Group Inc. Long-Term Incentive Plan (as amended and restated effective December 10, 2009) (incorporated by reference to Exhibit 4.1 to Form S-8 filed January 11, 2010).
10.2*	CIT Group Inc. Supplemental Retirement Plan (As Amended and Restated Effective as of January 1, 2008) (incorporated by reference to Exhibit 10.27 to Form 10-Q filed May 12, 2008).
10.3*	CIT Group Inc. Supplemental Savings Plan (As Amended and Restated Effective as of January 1, 2008) (incorporated by reference to Exhibit 10.28 to Form 10-Q filed May 12, 2008).
10.4*	New Executive Retirement Plan of CIT Group Inc. (As Amended and Restated as of January 1, 2008) (incorporated by reference to Exhibit 10.29 to Form 10-Q filed May 12, 2008).
10.5*	Form of CIT Group Inc. Long-term Incentive Plan Stock Option Award Agreement (One Year Vesting) (incorporated by reference to Exhibit 10.35 to Form 10-Q filed August 9, 2010).
10.6*	Form of CIT Group Inc. Long-term Incentive Plan Stock Option Award Agreement (Three Year Vesting) (incorporated by reference to Exhibit 10.36 to Form 10-Q filed August 9, 2010).
10.7*	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Unit Director Award Agreement (Initial Grant) (incorporated by reference to Exhibit 10.39 to Form 10-Q filed August 9, 2010).
10.8*	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Unit Director Award Agreement (Annual Grant) (incorporated by reference to Exhibit 10.40 to Form 10-Q filed August 9, 2010).

Item 6.  Exhibits  125

10.9**
Airbus A320 NEO Family Aircraft Purchase Agreement, dated as of July 28, 2011, between Airbus S.A.S. and C.I.T. Leasing Corporation (incorporated by reference to Exhibit 10.35 of Form 10-Q/A filed February 1, 2012).

10.10**
Amended and Restated Confirmation, dated June 28, 2012, between CIT TRS Funding B.V. and Goldman Sachs International, and Credit Support Annex and ISDA Master Agreement and Schedule, each dated October 26, 2011, between CIT TRS Funding B.V. and Goldman Sachs International (incorporated by reference to Exhibit 10.32 to Form 10-Q filed August 9, 2012).

10.11**
Third Amended and Restated Confirmation, dated June 28, 2012, between CIT Financial Ltd. and Goldman Sachs International, and Amended and Restated ISDA Master Agreement Schedule, dated October 26, 2011 between CIT Financial Ltd. and Goldman Sachs International (incorporated by reference to Exhibit 10.33 to Form 10-Q filed August 9, 2012).

10.12**
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

10.15*	CIT Employee Severance Plan (Effective as of November 6, 2013) (incorporated by reference to Exhibit 10.37 in Form 10-Q filed November 6, 2013).
10.16
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

10.21*	Form of CIT Group Inc. Long-Term Incentive Plan Performance Share Unit Award Agreement (2013) (incorporated by reference to Exhibit 10.30 to Form 10-Q filed August 5, 2015).
10.22*
Form of CIT Group Inc. Long-Term Incentive Plan Performance Share Unit Award Agreement (2013) (Executives with Employment Agreements) (incorporated by reference to Exhibit 10.31 to Form 10-Q filed August 5, 2015).

10.23*
Form of CIT Group Inc. Long-Term Incentive Plan Performance Share Unit Award Agreement (2014) (Executives with Employment Agreements) (incorporated by reference to Exhibit 10.32 to Form 10-Q filed August 5, 2015).

10.24*	Form of CIT Group Inc. Long-Term Incentive Plan Performance Share Unit Award Agreement (2014) (incorporated by reference to Exhibit 10.33 to Form 10-Q filed August 5, 2015).
10.25*
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

126   CIT GROUP INC

10.28*
Form of CIT Group Inc. Long-Term Incentive Plan Performance Share Unit Award Agreement (2015) (with Average Earnings per Share and Average Pre-Tax Return on Assets Performance Measures) (Executives with Employment Agreements) (incorporated by reference to Exhibit 10.37 to Form 10-Q filed August 5, 2015).

10.29*	Retention Letter Agreement, dated July 21, 2014, between CIT Group Inc. and Steven T. Mnuchin (incorporated by reference to Exhibit 10.2 to Form 8-K filed July 25, 2014).
10.30*	Offer Letter, dated October 27, 2015, between CIT Group Inc. and Ellen R. Alemany, including Attached Exhibits. (incorporated by reference to Exhibit 10.39 to Form 10-Q filed November 13, 2016).
10.31	Nomination and Support Agreement dated February 18, 2016 by and between J.C. Flowers & Co. LLC and CIT Group Inc. (incorporated by reference to Exhibit 99.1 to Form 8-K filed February 22, 2016).
10.32*
Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Unit Award Agreement (with Performance Based Vesting) (2016) (incorporated by reference to Exhibit 10.37 to Form 10-Q filed May 9, 2016).

10.33*
Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (with Performance Based Vesting) (Executives with Employment Agreements) (2016) (incorporated by reference to Exhibit 10.38 to Form 10-Q filed May 9, 2016).

10.34*
Form of CIT Group Inc. Long-Term Incentive Plan Performance Share Unit Award Agreement (with ROTCE and Credit Provision Performance Measures) (2016) (incorporated by reference to Exhibit 10.39 to Form 10-Q filed May 9, 2016).

10.35*
Form of CIT Group Inc. Long-Term Incentive Plan Performance Share Unit Award Agreement (with ROTCE and Credit Provision Performance Measures) (Executives with Employment Agreements) (2016) (incorporated by reference to Exhibit 10.40 to Form 10-Q filed May 9, 2016).

10.36*	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (with Performance Based Vesting) (2015) (filed herein).
10.37*	Form of CIT Group Inc. Omnibus Incentive Plan Restricted Stock Unit Director Award Agreement (Stock Settled, One Year or Three Year Vesting) (filed herein).
10.38*	Form of CIT Group Inc. Omnibus Incentive Plan Restricted Stock Unit Director Award Agreement (Cash and Stock Settled, One Year or Three Year Vesting) (filed herein).
10.39*	Employment Agreement, dated as of July 5, 2016, between CIT Aerospace LLC and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.1 to Form 8-K filed July 11, 2016).
12.1	CIT Group Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges (filed herein).
31.1
Certification of Ellen R. Alemany pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Commission, as promulgated pursuant to Section 13(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002 (filed herein).

31.2
Certification of E. Carol Hayles pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Commission, as promulgated pursuant to Section 13(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002 (filed herein).

32.1***	Certification of Ellen R. Alemany pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herein).
32.2***	Certification of E. Carol Hayles pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herein).
101.INS
XBRL Instance Document (Includes the following financial information included in the Company’s Annual Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.)

101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*	Indicates a management contract or compensatory plan or arrangement.
**	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for granting confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.
***	This information is furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not incorporated by reference into any filing under the Securities Act of 1933.

Item 6.  Exhibits  127

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 15, 2016	CIT GROUP INC.

/s/ E. Carol Hayles
E. Carol Hayles
Executive Vice President and Chief Financial Officer

/s/ Edward K. Sperling
Edward K. Sperling
Executive Vice President and Controller

128   CIT GROUP INC