Form 10-Q
period 2016-09-30
CIT GROUP INC
filed 2016-11-09
CIK 1171825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2016	| | Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-31369

CIT GROUP INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-1051192 (IRS Employer Identification Number)

11 West 42nd Street New York, New York (Address of Registrant’s principal executive offices)	10036 (Zip Code)

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

As of October 31, 2016 there were 202,061,727 shares of the registrant’s common stock outstanding.

Table of Contents   1

Part One — Financial Information

Item 1. Consolidated Financial Statements

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited) (dollars in millions — except share data)

	September 30, 2016	December 31, 2015
Assets
Cash and due from banks, including restricted balances of $239.2 and $601.4 at September 30, 2016 and December 31, 2015(1), respectively (see Note 8 for amounts pledged)	$920.5	$1,481.2
Interest bearing deposits, including restricted balances of $614.1 and $229.5 at September 30, 2016 and December 31, 2015(1), respectively (see Note 8 for amounts pledged)	6,513.1	6,820.3
Investment securities, including securities carried at fair value with changes recorded in net income of $301.3 and $339.7 at September 30, 2016 and December 31, 2015, respectively (see Note 8 for amounts pledged)	3,592.4	2,953.8
Assets held for sale(1)	2,462.1	2,092.4
Loans (see Note 8 for amounts pledged)	29,918.2	31,671.7
Allowance for loan losses	(421.7)	(360.2)
Total loans, net of allowance for loan losses(1)	29,496.5	31,311.5
Operating lease equipment, net (see Note 8 for amounts pledged)(1)	16,954.8	16,617.0
Indemnification assets	362.2	414.8
Unsecured counterparty receivable	560.2	537.8
Goodwill	1,170.5	1,198.3
Intangible assets	161.3	176.3
Other assets, including $174.3 and $195.9 at September 30, 2016 and December 31, 2015, respectively, at fair value	3,319.0	3,297.6
Assets of discontinued operations	452.9	500.5
Total Assets	$65,965.5	$67,401.5
Liabilities
Deposits	$32,854.3	$32,782.2
Credit balances of factoring clients	1,228.9	1,344.0
Other liabilities, including $263.7 and $221.3 at September 30, 2016 and December 31, 2015, respectively, at fair value	3,168.3	3,158.7
Borrowings, including $3,977.3 and $3,361.2 contractually due within twelve months at September 30, 2016 and December 31, 2015, respectively	16,548.7	18,441.8
Liabilities of discontinued operations	927.8	696.2
Total Liabilities	54,728.0	56,422.9
Stockholders’ Equity
Common stock: $0.01 par value, 600,000,000 authorized
Issued: 206,140,114 and 204,447,769 at September 30, 2016 and December 31, 2015, respectively	2.1	2.0
Outstanding: 202,047,304 and 201,021,508 at September 30, 2016 and December 31, 2015, respectively
Paid-in capital	8,758.2	8,718.1
Retained earnings	2,758.9	2,557.4
Accumulated other comprehensive loss	(104.2)	(142.1)
Treasury stock: 4,092,810 and 3,426,261 shares at September 30, 2016 and December 31, 2015 at cost, respectively	(178.0)	(157.3)
Total Common Stockholders’ Equity	11,237.0	10,978.1
Noncontrolling minority interests	0.5	0.5
Total Equity	11,237.5	10,978.6
Total Liabilities and Equity	$65,965.5	$67,401.5
(1)	The following table presents information on assets and liabilities related to Variable Interest Entities (VIEs) that are consolidated by the Company. The difference between VIE total assets and total liabilities represents the Company’s interests in those entities, which were eliminated in consolidation. The assets of the consolidated VIEs will be used to settle the liabilities of those entities and, except for the Company’s interest in the VIEs, are not available to the creditors of CIT or any affiliates of CIT.

Assets
Cash and interest bearing deposits, restricted	$267.9	$314.2
Assets held for sale	–	279.7
Total loans, net of allowance for loan losses	2,061.9	2,218.6
Operating lease equipment, net	3,723.6	3,985.9
Other	–	11.2
Total Assets	$6,053.4	$6,809.6
Liabilities
Beneficial interests issued by consolidated VIEs (classified as long-term borrowings)	$3,061.2	$4,084.8
Total Liabilities	$3,061.2	$4,084.8

The accompanying notes are an integral part of these consolidated financial statements.

2   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (dollars in millions — except per share data)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income
Interest and fees on loans	$457.6	$414.2	$1,385.7	$961.4
Other interest and dividends	32.5	23.5	95.1	41.1
Interest income	490.1	437.7	1,480.8	1,002.5
Interest expense
Interest on borrowings	(180.0)	(190.6)	(550.0)	(585.9)
Interest on deposits	(99.4)	(89.7)	(298.3)	(230.9)
Interest expense	(279.4)	(280.3)	(848.3)	(816.8)
Net interest revenue	210.7	157.4	632.5	185.7
Provision for credit losses	(46.2)	(49.9)	(173.6)	(102.9)
Net interest revenue, after credit provision	164.5	107.5	458.9	82.8
Non-interest income
Rental income on operating leases	563.6	539.3	1,708.3	1,601.6
Other income	73.9	39.2	279.1	189.1
Total non-interest income	637.5	578.5	1,987.4	1,790.7
Total revenue, net of interest expense and credit provision	802.0	686.0	2,446.3	1,873.5
Non-interest expenses
Depreciation on operating lease equipment	(179.1)	(159.1)	(530.8)	(473.7)
Maintenance and other operating lease expenses	(60.4)	(55.9)	(181.5)	(151.4)
Operating expenses	(332.0)	(333.9)	(1,018.0)	(810.5)
Loss on debt extinguishment and deposit redemption	(5.1)	(0.3)	(10.8)	(0.4)
Total non-interest expenses	(576.6)	(549.2)	(1,741.1)	(1,436.0)
Income from continuing operations before provision for income taxes	225.4	136.8	705.2	437.5
(Provision) benefit for income taxes	(77.0)	560.0	(224.0)	478.2
Income from continuing operations, before attribution of noncontrolling interests	148.4	696.8	481.2	915.7
Loss attributable to noncontrolling interests, after tax	–	–	–	0.1
Income from continuing operations	148.4	696.8	481.2	915.8
Discontinued Operations
Loss from discontinued operation, net of taxes	(15.6)	(3.7)	(187.4)	(3.7)
Total loss from discontinued operations, net of tax	(15.6)	(3.7)	(187.4)	(3.7)
Net Income	$132.8	$693.1	$293.8	$912.1
Basic income per common share
Income from continuing operations	$0.74	$3.66	$2.39	$5.08
Loss from discontinued operation	(0.08)	(0.02)	(0.93)	(0.02)
Basic income per share	$0.66	$3.64	$1.46	$5.06
Diluted income per common share
Income from continuing operations	$0.73	$3.63	$2.38	$5.05
Loss from discontinued operation	(0.08)	(0.02)	(0.93)	(0.02)
Diluted income per share	$0.65	$3.61	$1.45	$5.03
Average number of common shares (thousands)
Basic	202,036	190,557	201,775	180,300
Diluted	202,755	191,803	202,388	181,350
Dividends declared per common share	$0.15	$0.15	$0.45	$0.45

The accompanying notes are an integral part of these consolidated financial statements.

Item 1.  Consolidated Financial Statements  3

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited) (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Income before attribution of noncontrolling interests	$132.8	$693.1	$293.8	$912.0
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2.2)	(8.7)	16.3	(33.4)
Net unrealized gains (losses) on available for sale securities	5.6	(6.1)	20.3	(5.9)
Changes in benefit plans net gain (loss) and prior service (cost)/credit	0.1	(0.7)	1.3	(1.1)
Other comprehensive income (loss), net of tax	3.5	(15.5)	37.9	(40.4)
Comprehensive income before noncontrolling interests	136.3	677.6	331.7	871.6
Comprehensive loss attributable to noncontrolling interests	–	–	–	0.1
Comprehensive income	$136.3	$677.6	$331.7	$871.7

The accompanying notes are an integral part of these consolidated financial statements.

4   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (dollars in millions)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Minority Interests	Total Equity
December 31, 2015	$2.0	$8,718.1	$2,557.4	$(142.1)	$(157.3)	$0.5	$10,978.6
Net income	–	–	293.8	–	–	–	293.8
Other comprehensive income, net of tax	–	–	–	37.9	–	–	37.9
Dividends paid	–	–	(92.3)	–	–	–	(92.3)
Amortization of restricted stock, stock option and performance shares expenses	–	38.2	–	–	(20.7)	–	17.5
Issuance of common stock	0.1	–	–	–	–	–	0.1
Employee stock purchase plan	–	1.9	–	–	–	–	1.9
September 30, 2016	$2.1	$8,758.2	$2,758.9	$(104.2)	$(178.0)	$0.5	$11,237.5
December 31, 2014	$2.0	$8,603.6	$1,615.7	$(133.9)	$(1,018.5)	$(5.4)	$9,063.5
Net income	–	–	912.1	–	–	(0.1)	912.0
Other comprehensive loss, net of tax	–	–	–	(40.4)	–	–	(40.4)
Dividends paid	–	–	(84.4)	–	–	–	(84.4)
Amortization of restricted stock, stock option and performance shares expenses	–	59.8	–	–	(22.0)	–	37.8
Issuance of common stock — acquisition	–	45.6	–	–	1,416.4	–	1,462.0
Repurchase of common stock	–	–	–	–	(531.8)	–	(531.8)
Employee stock purchase plan	–	1.0	–	–	–	–	1.0
Purchase of noncontrolling interest and distribution of earnings and capital	–	(26.5)	–	–	–	6.0	(20.5)
September 30, 2015	$2.0	$8,683.5	$2,443.4	$(174.3)	$(155.9)	$0.5	$10,799.2

The accompanying notes are an integral part of these consolidated financial statements.

Item 1.  Consolidated Financial Statements  5

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (dollars in millions)

	Nine Months Ended September 30,
	2016	2015
Cash Flows From Operations
Net income	$293.8	$912.1
Adjustments to reconcile net income to net cash flows from operations:
Provision for credit losses	173.6	102.9
Net depreciation, amortization and (accretion)	598.1	582.1
Net gains on asset sales and impairments on assets held for sale	(58.6)	(34.2)
Provision (benefit) for deferred income taxes	143.1	(563.6)
(Increase) decrease in finance receivables held for sale	168.1	(117.1)
Net reimbursement of expense from FDIC	3.1	2.2
Decrease in other assets	166.0	9.7
Decrease in other liabilities	(5.8)	(100.4)
Net cash flows provided by operations	1,481.4	793.7
Cash Flows From Investing Activities
Changes in loans, net	316.8	(1,134.7)
Purchases of investment securities	(3,344.5)	(6,964.8)
Proceeds from maturities of investment securities	2,813.3	7,139.2
Proceeds from asset and receivable sales	1,182.5	1,427.7
Purchases of assets to be leased and other equipment	(1,382.8)	(1,859.1)
Net decrease in short-term factoring receivables	(288.1)	(32.3)
Purchases of restricted stock	–	(128.9)
Proceeds from redemption of restricted stock	32.3	20.0
Payments to the FDIC under loss share agreements	(2.2)	(17.4)
Proceeds from the FDIC under loss share agreements and participation agreements	83.9	11.3
Proceeds from sale of OREO, net of repurchases	103.3	24.2
Acquisition, net of cash received	–	2,521.2
Net change in restricted cash	(22.4)	151.1
Net cash flows (used in) provided by investing activities	(507.9)	1,157.5
Cash Flows From Financing Activities
Proceeds from the issuance of term debt	2.7	1,606.5
Repayments of term debt	(1,320.0)	(3,700.3)
Proceeds from FHLB advances	1,645.5	5,164.1
Repayments of FHLB debt	(2,324.9)	(5,168.8)
Net increase in deposits	80.9	1,943.1
Collection of security deposits and maintenance funds	270.9	236.1
Use of security deposits and maintenance funds	(118.2)	(127.1)
Repurchase of common stock	–	(531.8)
Dividends paid	(92.3)	(84.4)
Purchase of noncontrolling interest	–	(20.5)
Payments on affordable housing investment credits	(8.4)	(0.2)
Net cash flows used in financing activities	(1,863.8)	(683.3)
(Decrease) Increase in unrestricted cash and cash equivalents	(890.3)	1,267.9
Unrestricted cash and cash equivalents, beginning of period	7,470.6	6,155.5
Unrestricted cash and cash equivalents, end of period	$6,580.3	$7,423.4
Supplementary Cash Flow Disclosure
Interest paid	$(902.9)	$(859.3)
Federal, foreign, state and local income taxes refunded (paid), net	$49.9	$(26.4)
Supplementary Non Cash Flow Disclosure
Transfer of assets from held for investment to held for sale	$2,020.5	$2,049.0
Transfer of assets from held for sale to held for investment	$91.0	$93.1
Deposits on flight equipment purchases applied to acquisition of flight equipment purchases, and origination of finance leases, capitalized interest, and buyer furnished equipment	$210.4	$288.1
Transfers of assets from held for investment to OREO	$71.6	$26.4
Issuance of common stock as consideration	$–	$1,462.0

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

BASIS OF PRESENTATION

Basis of Financial Information

These consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial information and accordingly do not include all information and note disclosures required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. The financial statements in this Form 10-Q, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of CIT’s financial position, results of operations and cash flows in accordance with GAAP. These consolidated financial statements should be read in conjunction with our Form 10-K for the year ended December 31, 2015, as updated by the Company’s Current Report filed on Form 8-K filed on September 26, 2016, which are on file with the U.S. Securities and Exchange Commission. Effective March 31, 2016, CIT re-organized its reportable operating segments to Commercial Banking, Transportation Finance, Consumer and Community Banking and Non-Strategic Portfolios. Refer to Note 17 — Business Segment Information for further discussion.

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

The results for the quarter and nine months ended September 30, 2016 contain activity of OneWest Bank, National Association (“OneWest Bank”), acquired on August 3, 2015. The comparable 2015 periods presented in this Form 10-Q includes activity only from the acquisition date through September 30, 2015. See Note 2 — Acquisition and Disposition Activities for details. The current period’s results of operations do not necessarily indicate the results that may be expected for any other interim period or for the full year as a whole.

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

In addition to the mortgage servicing rights, discontinued operations reflect HECM loans, which were pooled and securitized in the form of GNMA HMBS and sold into the secondary market with servicing retained. These HECM loans are insured by the Federal Housing Administration (“FHA”). Based upon the structure of the GNMA HMBS the Company has determined that the HECM loans that were securitized as GNMA HMBS had not met all of the requirements for sale accounting and therefore, has accounted for these transfers as a financing transaction. Under a financing transaction, the transferred loans remain on the Company’s statement of financial position and the proceeds received are recorded as a secured borrowing.

Item 1.  Consolidated Financial Statements  7

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Discontinued Operations are discussed in Note 2 — Acquisition and Disposition Activities.

Revisions of Previously Issued Statements of Cash Flows

In preparing the financial statements for the nine months ended September 30, 2016, the Company discovered and corrected immaterial errors impacting the classification of certain balances between line items and categories presented in the Consolidated Statements of Cash Flows. The most significant of these errors related to classification issues between the operating and investing sections. The Company has evaluated the impact of the errors and has concluded that individually and in the aggregate, the errors were not material to any previously issued Statement of Cash Flows. However, the Company has elected to revise the Statements of Cash Flows for the nine months ended September 30, 2015, in this filing, and will revise previously issued balances in the Statements of Cash Flows when they are next filed in the Company’s Form 10-Q for the quarters ended March 31, 2017, and June 30, 2017, and in the Form 10-K for the year ended December 31, 2016.

Quarter ended September 30, 2015

The amounts presented comparatively for the nine months ended September 30, 2015 have been revised for these misclassifications. For the nine months ended September 30, 2015, the misclassifications resulted in an understatement of net cash flows provided by operations of $13 million, an understatement of net cash flows provided by investing activities of $9 million, and an understatement of net cash flows used in financing activities of $22 million.

Quarter ended June 30, 2016

The amounts presented comparatively for the six months ended June 30, 2016 in the Company’s Form 10-Q for the quarter ended June 30, 2017 will be revised for these misclassifications. For the six months ended June 30, 2016, the misclassifications resulted in an understatement of net cash flows provided by operations of $20.4 million, which will result in a revised balance of $1,036.2 million, an understatement of net cash flows used in investing activities of $20.4 million, which will result in a revised balance of $(326.8) million, with no impact on net cash flows used in financing activities.

Quarter ended March 31, 2016

The amounts presented comparatively for the three months ended March 31, 2016 in the Company’s Form 10-Q for the quarter ended March 31, 2017 will be revised for these misclassifications. For the three months ended March 31, 2016, the misclassifications resulted in an overstatement of net cash flows provided by operations of $43.5 million, which will result in a revised balance of $522.5 million, an overstatement of net cash flows used in investing activities of $73.2 million, which will result in a revised balance of $(299.2) million, and an understatement of net cash flows used in financing activities of $29.7 million which will result in a revised balance of $ (375.4) million.

Year ended December 31, 2015

The amounts presented comparatively for the year ended December 31, 2015 in the Company’s Form 10-K for the year ended December 31, 2016 will be revised for these misclassifications. For the year ended December 31, 2015, the misclassifications resulted in an understatement of net cash flows provided by operations of $19.3 million, which will result in a revised balance of $871.2 million, an overstatement of net cash flows provided by investing activities of $19.3 million, which will result in a revised balance of $1,463.8 million, with no impact on net cash flows used in financing activities.

Year ended December 31, 2014

The amounts presented comparatively for the year ended December 31, 2014 in the Company’s Form 10-K for the year ended December 31, 2016 will be revised for these misclassifications. For the year ended December 31, 2014, the misclassifications resulted in an understatement of net cash flows provided by operations of $13.7 million, which will result in a revised balance of $1,206.4 million, an understatement of net cash flows used in investing activities of $13.7 million, which will result in a revised balance of $(981.4) million, with no impact on net cash flows used in financing activities.

These revisions had no impact on the Company’s reported net income, shareholders’ equity, net change in cash, total assets, or total liabilities for any period.

SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are included with the current Form 10-K on file. There were no material changes to these policies during the nine months ended September 30, 2016 except for applicable updates to reflect the change in segment and classes.

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

CIT adopted this ASU, effective January 1, 2016, for all awards granted or modified after the effective date. Adoption of this guidance did not have a significant impact on CIT’s financial statements or disclosures.

Extraordinary and Unusual Items

ASU 2015-01 eliminates the concept of extraordinary items and the need for entities to evaluate whether transactions or events are both unusual in nature and infrequently occurring.

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

The Board changed the way the voting rights characteristic in the VIE scope determination is evaluated for corporations, which may significantly impact entities for which decision making rights are conveyed through a contractual arrangement.

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

Recent Accounting Pronouncements

The following accounting pronouncements have been issued by the FASB but are not yet effective:

■	ASU 2014-09, Revenue from contracts with customers (Topic 606)
■	ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern;
■	ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date;
■	ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities;
■	ASU 2016-02, Leases (Topic 842);
■	ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships;
■	ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments;
■	ASU 2016-07, Investments — Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting;
■	ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net);
■	ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting;
■	ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing;
■	ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC guidance because of ASU 2014-09 and ASU 2014-16 pursuant to staff announcements at the March 3, 2016 EITF meeting;
■	ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients;
■	ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments; and
■	ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.

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

CIT is currently reviewing the impact of adoption of these ASUs, the method of adoption and the effect of the standard on its ongoing financial reporting.

Stock Compensation

ASU 2016-09 simplifies several aspects of the accounting for share-based payment award transactions to employees, including:

■	Requiring companies to record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement; a Company would account for excess tax benefits and deficiencies as discrete items in the period in which they occur (i.e., they would be excluded from the estimated annual effective tax rate).
■	Eliminating the requirement that excess tax benefits be realized (i.e., reduce income taxes payable) before being recognized, and to require excess tax benefits to be presented as an operating activity in the statement of cash flows.
■	Using employee’s shares to satisfy the employers’ statutory income tax withholding obligation. The threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions. Cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity.
■	Allowing an entity to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur.

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

The guidance is effective for public entities for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. CIT is currently evaluating the effect of this ASU on its financial statements and disclosures.

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

14   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Statement of Cash Flows

FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) — Classification of Certain Cash Receipts and Cash Payments. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The following issues are addressed:

■	Issue 1 — Debt prepayment or debt extinguishment costs — Cash payments for debt prepayment or debt extinguishment costs should be classified as cash outflows for financing activities.
■	Issue 2 — Settlement of zero-coupon debt instruments — Cash payments for the settlement of zero-coupon debt instruments, including other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, should be classified as cash outflows for operating activities for the portion attributable to interest and as cash outflows for financing activities for the portion attributable to principal.
■	Issue 3 — Contingent consideration payments made after a business combination — Cash payments made soon after an acquisition’s consummation date (i.e., approximately three months or less) should be classified as cash outflows for investing activities. Payments made thereafter should be classified as cash outflows for financing activities up to the amount of the original contingent consideration liability. Payments made in excess of the amount of the original contingent consideration liability should be classified as cash outflows for operating activities.
■	Issue 4 — Proceeds from the settlement of insurance claim — Cash payments received from the settlement of insurance claims should be classified on the basis of the nature of the loss (or each component loss, if an entity receives a lump-sum settlement).
■	Issue 5 — Proceeds from the settlement of corporate-owned life insurance (“COLI”) policies, including bank-owned life insurance (“BOLI”) policies — Cash payments received from the settlement of COLI or BOLI policies should be classified as cash inflows from investing activities. Cash payments for premiums on COLI or BOLI policies may be classified as cash outflows for investing, operating, or a combination of investing and operating activities.
■	Issue 6 — Distributions received from equity method investments — The guidance provides an accounting policy election for classifying distributions received from equity method investments. Such amounts can be classified using a 1) cumulative earnings approach, or 2) nature of distribution (or “look-through”) approach.

Under the cumulative earnings approach, an investor would compare the distributions received to its cumulative equity-method earnings since inception. Any distributions received up to the amount of cumulative equity earnings would be considered a return on investment and classified in operating activities. Any excess distributions would be considered a return of investment and classified in investing activities.

Alternatively, an investor can choose to classify the distributions based on the nature of activities of the investee that generated the distribution. If the necessary information is subsequently not available for an investee to determine the nature of the activities, the entity should use the cumulative earnings approach for that investee and report a change in accounting principle on a retrospective basis.

■	Issue 7 — Beneficial interests in securitization transactions — A transferor’s beneficial interest obtained in a securitization of financial assets should be disclosed as a noncash activity. Cash receipts from a transferor’s beneficial interests in securitized trade receivables should be classified as cash inflows from investing activities.
■	Issue 8 — Separately identifiable cash flows and application of the predominance principle — Entities should use reasonable judgment to separate cash flows. In the absence of specific guidance, an entity should classify each separately identifiable cash source and use on the basis of the nature of the underlying cash flows. For cash flows with aspects of more than one class that cannot be separated, the classification should be based on the activity that is likely to be the predominant source or use of cash flow.

The ASU will be effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. CIT is currently evaluating the impact of the above eight issues identified on its cash flow statement and related disclosures.

NOTE 2 — ACQUISITION AND DISPOSITION ACTIVITIES

ACQUISITION

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

DISCONTINUED OPERATION

Reverse Mortgage Servicing

The Financial Freedom business, a division of CIT Bank (formerly a division of OneWest Bank) that services reverse mortgage loans, was acquired in conjunction with the OneWest Transaction. Pursuant to ASC 205-20, the Financial Freedom business is reflected as discontinued operations. The business includes the entire third party servicing of reverse mortgage operations, which consist of personnel, systems and servicing assets. The assets of discontinued operations primarily include Home Equity Conversion Mortgage (“HECM”) loans and servicing advances. The liabilities of discontinued operations include reverse mortgage servicing liabilities, which relates primarily to loans serviced for third party investors, secured borrowings and contingent liabilities. In addition, continuing operations includes a portfolio of reverse mortgages, which are recorded in the Legacy Consumer Mortgage division of the Consumer and Community Banking segment, and are serviced by Financial Freedom. Based on the Company’s assessment of market and third party data, the Company recorded an impairment charge of $19 million to increase the servicing liability to $29 million at September 30, 2016, as compared to $10 million at December 31, 2015.

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

As disclosed in CIT’s Form 10-K for fiscal year 2015, CIT determined that there was a material weakness related to the HECM interest curtailment reserve included in the contingent servicing-related liability associated with this business. During the quarter ended June 30, 2016, as a result of the ongoing review to remediate the material weakness and taking into consideration the investigation being conducted by the Office of Inspector General (“OIG”) for HUD, the Company recorded additional reserves, due to a change in estimate, of approximately $230 million, which is net of a corresponding increase in the indemnification receivable from the FDIC noted in the paragraph below.

No additional net reserves were recorded to the interest curtailment reserve in the third quarter. However, in preparing the interim financial statements for the quarter ended September 30, 2016, the Company discovered and corrected an error, which was determined to be immaterial to the current and prior quarters, resulting in a $10 million pre-tax overstatement of the interest curtailment reserve that should have been recorded in the prior quarter, which was offset by other increases to the reserve resulting from the Company’s quarterly reserving process. While the Company believes that such accrued liabilities are adequate, it is reasonably possible that such liabilities could ultimately exceed the Company’s reserve for probable and reasonably estimable losses by up to $5 million as of September 30, 2016, which decreased by $35 million from December 31, 2015.

A corresponding indemnification receivable from the FDIC of $102 million and $66 million at September 30, 2016 and December 31, 2015, respectively, was recognized for the loans covered by indemnification agreements with the FDIC reported in continuing operations. The indemnification receivable is measured using the same assumptions used to measure the indemnified item (contingent liability) subject to management’s assessment of the collectability of the indemnification asset and any contractual limitations on the indemnified amount.

Condensed Balance Sheet of Discontinued Operation (dollars in millions)

	September 30, 2016	December 31, 2015
Net Finance Receivables(1)	$393.0	$449.5
Other assets(2)	59.9	51.0
Assets of discontinued operations	$452.9	$500.5
Secured borrowings(1)	$386.6	$440.6
Other liabilities(3)	541.2	255.6
Liabilities of discontinued operations	$927.8	$696.2
(1)	Net finance receivables include $385.6 million and $440.2 million of securitized balances at September 30, 2016 and December 31, 2015, respectively, and $7.4 million and $9.3 million of additional draws awaiting securitization respectively. Secured borrowings relate to those receivables.
(2)	Amount includes servicing advances, servicer receivables and property and equipment, net of accumulated depreciation.
(3)	Other liabilities include contingent liabilities, reverse mortgage servicing liabilities and other accrued liabilities.

16   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The results from discontinued operations for the quarter and nine months ended September 30, 2016 and 2015 are presented below. The three-month and nine-month results for 2016 include full period results while the three-month and nine-month results for 2015 include only the results of discontinued operations for a partial period in the third quarter of 2015 in connection with the OneWest Transaction for Financial Freedom.

Condensed Statements of Operations (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income(1)	$2.8	$2.2	$8.7	$2.2
Interest expense(1)	(2.5)	(2.3)	(8.1)	(2.3)
Other income (loss)(2)	(10.3)	6.1	7.3	6.1
Operating expenses(3)	(14.9)	(11.8)	(276.6)	(11.8)
Loss from discontinued operation before benefit for income taxes	(24.9)	(5.8)	(268.7)	(5.8)
Benefit for income taxes(4)	9.3	2.1	81.3	2.1
Loss from discontinued operation, net of taxes	$(15.6)	$(3.7)	$(187.4)	$(3.7)
(1)	Includes amortization for the premium associated with the HECM loans and related secured borrowings.
(2)	For the quarter ended September 30, 2016, other income (loss) includes a $19 million impairment charge to the servicing liability related to our reverse mortgage servicing operations.
(3)	For the quarter and nine months ended September 30, 2016, operating expense is comprised of $5.1 million and $11 million, respectively, in salaries and benefits, $6.6 million and $16.1 million, respectively, in professional and legal services, and $3.2 million and $10.5 million, respectively, for other expenses such as data processing, premises and equipment, and miscellaneous charges. In addition, operating expenses for the nine months ended September 30, 2016 included a one-time increase to the servicing-related reserve of approximately $230 million due to a change in estimate, which is net of a corresponding increase in the indemnification receivable from the FDIC. For the quarter and nine months ended September 30, 2015, operating expense is comprised of $4.4 million in salaries and benefits, $2.8 million in professional services and $4.6 million for other expenses such as data processing, premises and equipment, legal settlement, and miscellaneous charges.
(4)	For the quarter and nine months ended September 30, 2016, the Company’s tax rate for discontinued operations is 38% and 30%, respectively. For the quarter and nine months ended September 30, 2015, the Company’s tax rate for discontinued operations is 36.5%.

Item 1.  Consolidated Financial Statements  17

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Condensed Statement of Cash Flows (dollars in millions)

	Nine Months Ended
	September 30, 2016	September 30, 2015
Net cash flows used for operations	$(32.0)	$(1.4)
Net cash flows provided by investing activities	69.8	9.8

NOTE 3 — LOANS

The following tables and data as of September 30, 2016 include the loan balances acquired in the OneWest Transaction, which were recorded at fair value at the time of the acquisition (August 3, 2015). See Note 2 — Acquisition and Disposition Activities in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2015 for details of the OneWest Transaction.

Finance receivables, excluding those reflected as discontinued operations, consist of the following:

Finance Receivables by Product (dollars in millions)

	September 30, 2016	December 31, 2015
Commercial loans	$20,341.8	$21,380.9
Direct financing leases and leveraged leases	2,833.7	3,427.5
Total commercial	23,175.5	24,808.4
Consumer loans	6,742.7	6,863.3
Total finance receivables	29,918.2	31,671.7
Finance receivables held for sale(1)	2,361.7	1,985.1
Finance receivables and held for sale receivables(1)	$32,279.9	$33,656.8
(1)	Assets held for sale on the Balance Sheet at September 30, 2016 includes finance receivables and operating lease equipment primarily related to portfolios in Canada, China, Business Air and Commercial Air. As discussed in subsequent tables, since the Company manages the credit risk and collections of finance receivables held for sale consistently with its finance receivables held for investment, the aggregate amount is presented in this table.

The following table presents finance receivables by segment, based on obligor location:

Finance Receivables (dollars in millions)

	September 30, 2016			December 31, 2015
	Domestic	Foreign	Total	Domestic	Foreign	Total
Transportation Finance	$317.3	$1,906.9	$2,224.2	$815.1	$2,727.0	$3,542.1
Commercial Banking	20,265.6	299.1	20,564.7	20,607.9	321.3	20,929.2
Consumer and Community Banking(1)	7,129.3	–	7,129.3	7,200.4	–	7,200.4
Total	$27,712.2	$2,206.0	$29,918.2	$28,623.4	$3,048.3	$31,671.7
(1)	The Consumer and Community Banking segment includes certain commercial loans, primarily consisting of a portfolio of Small Business Administration (SBA) loans. These loans are excluded from the Consumer loan balance and included in the Commercial loan balances in the tables throughout this note.

The following table presents selected components of the net investment in finance receivables:

Components of Net Investment in Finance Receivables (dollars in millions)

	September 30, 2016	December 31, 2015
Unearned income	$(715.7)	$(870.4)
Unamortized premiums / (discounts)	(39.1)	(34.0)
Accretable yield on Purchased Credit-Impaired (“PCI”) loans	1,256.8	1,294.0
Net unamortized deferred costs and (fees)(1)	49.0	42.9
(1)	Balance relates to Commercial Banking and Transportation Finance segments.

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

Commercial Finance and Held for Sale Receivables — Risk Rating by Class / Segment (dollars in millions)

Grade:	Pass	Special Mention	Classified- accruing	Classified- non-accrual	PCI Loans	Total
September 30, 2016
Transportation Finance
Aerospace	$1,301.6	$231.5	$53.0	$5.0	$–	$1,591.1
Rail	103.6	1.4	1.3	–	–	106.3
Maritime Finance	845.6	170.3	496.1	49.4	–	1,561.4
Total Transportation	2,250.8	403.2	550.4	54.4	–	3,258.8
Commercial Banking
Commercial Finance	7,049.5	751.9	602.4	131.1	45.1	8,580.0
Real Estate Finance	5,060.5	178.0	92.5	6.9	76.0	5,413.9
Business Capital	6,055.2	533.0	272.4	41.9	–	6,902.5
Total Commercial Banking	18,165.2	1,462.9	967.3	179.9	121.1	20,896.4
Consumer & Community Banking
Other Consumer Banking(1)	348.5	13.5	20.2	0.1	4.3	386.6
Non- Strategic Portfolios	814.4	52.5	46.8	40.0	–	953.7
Total	$21,578.9	$1,932.1	$1,584.7	$274.4	$125.4	$25,495.5
December 31, 2015
Transportation Finance
Aerospace	$1,635.7	$65.0	$46.2	$15.4	$–	$1,762.3
Rail	118.9	1.4	0.6	–	–	120.9
Maritime Finance	1,309.0	162.0	207.4	–	–	1,678.4
Total Transportation Finance	3,063.6	228.4	254.2	15.4	–	3,561.6
Commercial Banking
Commercial Finance	8,215.0	626.4	389.9	131.5	69.4	9,432.2
Real Estate Finance	5,143.2	97.6	18.6	3.6	94.6	5,357.6
Business Capital	5,649.0	517.0	320.1	56.0	–	6,542.1
Total Commercial Banking	19,007.2	1,241.0	728.6	191.1	164.0	21,331.9
Consumer & Community Banking
Other Consumer Banking(1)	300.6	12.1	18.3	–	5.3	336.3
Non- Strategic Portfolios	1,286.3	115.4	60.1	56.0	–	1,517.8
Total	$23,657.7	$1,596.9	$1,061.2	$262.5	$169.3	$26,747.6
(1)	The Consumer and Community Banking segment includes certain commercial loans, primarily consisting of a portfolio of Small Business Administration (SBA) loans. These loans are excluded from the Consumer loan balance and included in the Commercial loan balances.

Item 1.  Consolidated Financial Statements  19

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

Included in the consumer loan balances as of September 30, 2016 and December 31, 2015, were loans with terms that permitted negative amortization with an unpaid principal balance of $813 million and $966 million, respectively.

Consumer Loan LTV Distribution (dollars in millions)

	Single Family Residential					Reverse Mortgage

	Covered Loans		Non-covered Loans		Total Single Family	Covered Loans	Non-covered Loans		Total Reverse	Total Consumer
LTV Range	Non-PCI	PCI	Non-PCI	PCI	Residential	Non-PCI	Non-PCI	PCI	Mortgages	Loans
September 30, 2016
Greater than 125%	$1.6	$296.0	$13.7	$–	$311.3	$0.6	$7.6	$33.0	$41.2	$352.5
101% – 125%	3.2	489.8	14.3	–	507.3	1.1	11.7	10.2	23.0	530.3
80% – 100%	281.7	577.7	34.3	–	893.7	26.5	40.8	8.2	75.5	969.2
Less than 80%	1,559.0	871.2	1,720.0	9.1	4,159.3	415.4	304.2	9.6	729.2	4,888.5
Not Applicable(1)	–	–	2.2		2.2	–	–	–	–	2.2
Total	$1,845.5	$2,234.7	$1,784.5	$9.1	$5,873.8	$443.6	$364.3	$61.0	$868.9	$6,742.7
December 31, 2015
Greater than 125%	$1.1	$395.6	$0.8	$15.7	$413.2	$1.0	$3.9	$39.3	$44.2	$457.4
101% – 125%	3.6	619.9	0.2	14.9	638.6	2.5	6.5	17.0	26.0	664.6
80% – 100%	449.3	552.1	14.3	11.4	1,027.1	26.5	37.4	7.0	70.9	1,098.0
Less than 80%	1,621.0	829.3	1,416.1	12.9	3,879.3	432.6	312.5	11.1	756.2	4,635.5
Not Applicable(1)	–	–	7.8	–	7.8	–	–	–	–	7.8
Total	$2,075.0	$2,396.9	$1,439.2	$54.9	$5,966.0	$462.6	$360.3	$74.4	$897.3	$6,863.3
(1)	Certain Consumer Loans do not have LTV’s, including the Credit Card portfolio.

Covered loans are limited to the Consumer and Community Banking segment. The following table summarizes the covered loans (single family residential and reverse mortgages) as of September 30, 2016 and December 31, 2015:

Covered Loans (dollars in millions)

	September 30, 2016	December 31, 2015
Consumer and Community Banking loans HFI at carrying value
PCI	$2,234.7	$2,396.9
Non-PCI	2,289.1	2,537.6
Total	$4,523.8	$4,934.5

20   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Past Due and Non-accrual Loans

The table that follows presents portfolio delinquency status, regardless of accrual/non-accrual classification:

Past Due Finance and Held for Sale Receivables (dollars in millions)

	Past Due
	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater	Total Past Due	Current(1)	PCI Loans(2)	Total Finances Receivables
September 30, 2016
Transportation Finance
Aerospace	$–	$0.3	$0.2	$0.5	$1,590.6	$–	$1,591.1
Rail	1.4	0.7	1.9	4.0	102.3	–	106.3
Maritime Finance	–	–	–	–	1,561.4	–	1,561.4
Total Transportation Finance	1.4	1.0	2.1	4.5	3,254.3	–	3,258.8
Commercial Banking
Commercial Finance	–	34.9	32.1	67.0	8,467.9	45.1	8,580.0
Real Estate Finance	–	0.1	–	0.1	5,337.8	76.0	5,413.9
Business Capital	93.5	24.4	13.0	130.9	6,771.6	–	6,902.5
Total Commercial Banking	93.5	59.4	45.1	198.0	20,577.3	121.1	20,896.4
Consumer & Community Banking
Legacy Consumer Mortgages	24.4	7.2	33.5	65.1	2,670.9	2,304.8	5,040.8
Other Consumer Banking	6.7	–	1.0	7.7	2,118.2	4.3	2,130.2
Total Consumer & Community Banking	31.1	7.2	34.5	72.8	4,789.1	2,309.1	7,171.0
Non-Strategic Portfolios	6.9	3.5	15.0	25.4	928.3	–	953.7
Total	$132.9	$71.1	$96.7	$300.7	$29,549.0	$2,430.2	$32,279.9
December 31, 2015
Transportation Finance
Aerospace	$1.4	$–	$15.4	$16.8	$1,745.5	$–	$1,762.3
Rail	8.5	2.0	2.1	12.6	108.3	–	120.9
Maritime Finance	–	–	–	–	1,678.4	–	1,678.4
Total Transportation Finance	9.9	2.0	17.5	29.4	3,532.2	–	3,561.6
Commercial Banking
Commercial Finance	–	–	20.5	20.5	9,342.3	69.4	9,432.2
Real Estate Finance	1.9	–	0.7	2.6	5,260.4	94.6	5,357.6
Business Capital	131.1	32.8	26.8	190.7	6,351.4	–	6,542.1
Total Commercial Banking	133.0	32.8	48.0	213.8	20,954.1	164.0	21,331.9
Consumer & Community Banking
Legacy Consumer Mortgages	15.8	1.7	4.1	21.6	2,923.8	2,526.2	5,471.6
Other Consumer Banking	2.7	0.3	0.4	3.4	1,765.2	5.3	1,773.9
Total Consumer & Community Banking	18.5	2.0	4.5	25.0	4,689.0	2,531.5	7,245.5
Non-Strategic Portfolios	18.7	22.1	33.7	74.5	1,443.3	–	1,517.8
Total	$180.1	$58.9	$103.7	$342.7	$30,618.6	$2,695.5	$33,656.8
(1)	Due to their nature, reverse mortgage loans are included in Current, as they do not have contractual payments due at a specified time.
(2)	PCI loans are written down at acquisition to their fair value using an estimate of cash flows deemed to be collectible. Accordingly, such loans are no longer classified as past due or non-accrual even though they may be contractually past due as we expect to fully collect the new carrying values of these loans.

Item 1.  Consolidated Financial Statements  21

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

Finance Receivables on Non-Accrual Status (dollars in millions)

	September 30, 2016			December 31, 2015
	Held for Investment	Held for Sale	Total	Held for Investment	Held for Sale	Total
Transportation Finance
Aerospace	$–	$5.0	$5.0	$15.4	$–	$15.4
Maritime Finance	49.4	–	49.4	–	–	–
Total Transportation Finance	49.4	5.0	54.4	15.4	–	15.4
Commercial Banking
Commercial Finance	117.9	13.2	131.1	120.5	11.0	131.5
Real Estate Finance	6.9	–	6.9	3.6	–	3.6
Business Capital	41.9	–	41.9	56.0	–	56.0
Total Commercial Banking	166.7	13.2	179.9	180.1	11.0	191.1
Consumer & Community Banking
Legacy Consumer Mortgages	13.9	–	13.9	4.2	0.6	4.8
Other Consumer Banking	0.3	–	0.3	–	0.4	0.4
Total Consumer & Community Banking	14.2	–	14.2	4.2	1.0	5.2
Non-Strategic Portfolios	–	40.0	40.0	–	56.0	56.0
Total	$230.3	$58.2	$288.5	$199.7	$68.0	$267.7
OREO and repossessed assets			88.7			127.3
Total non-performing assets			$377.2			$395.0
Commercial loans past due 90 days or more accruing			$5.2			$15.6
Consumer loans past due 90 days or more accruing			24.4			0.2
Total Accruing loans past due 90 days or more			$29.6			$15.8

Payments received on non-accrual financing receivables are generally applied first against outstanding principal, though in certain instances where the remaining recorded investment is deemed fully collectible, interest income is recognized on a cash basis. Reverse mortgages are not included in the non-accrual balances.

The table below summarizes the residential mortgage loans in the process of foreclosure and OREO:

Loans in Process of Foreclosure (dollars in millions)

	September 30, 2016	December 31, 2015
PCI	$221.6	$320.0
Non-PCI	109.6	71.0
Loans in process of foreclosure	$331.2	$391.0
OREO	$83.5	$118.0

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

Impaired Loans (dollars in millions)

				Average Recorded Investment
				Three Months Ended September 30,		Nine Months Ended September 30,
	Recorded Investment	Unpaid Principal Balance	Related Allowance	2016	2015	2016	2015
September 30, 2016
With no related allowance recorded:
Transportation Finance
Aerospace	$–	$–	$–	$–	$–	$0.2	$–
Commercial Banking
Commercial Finance	17.5	34.0	–	13.6	7.7	13.2	4.3
Business Capital	2.0	6.1	–	5.5	5.6	6.2	5.8
Real Estate Finance	0.8	0.8	–	0.8	1.7	1.5	0.8
Non-Strategic Portfolios	–	–	–	–	6.1	–	9.2
With an allowance recorded:
Transportation Finance
Aerospace	–	–	–	–	4.7	3.8	2.4
Maritime Finance	49.4	49.4	6.8	24.7	–	12.3	–
Commercial Banking
Commercial Finance	100.4	107.7	23.8	113.6	45.5	117.1	40.8
Business Capital	4.0	4.0	2.8	5.9	8.6	8.6	4.3
Real Estate Finance	3.1	3.1	0.4	3.1	–	2.4	–
Non-Strategic Portfolios	–	–	–	–	11.1	–	9.1
Total Impaired Loans(1)	177.2	205.1	33.8	167.2	91.0	165.3	76.7
Total Loans Impaired at Acquisition Date and Convenience Date(2)	2,430.2	3,556.9	13.8	2,459.3	1,421.6	2,543.8	711.1
Total	$2,607.4	$3,762.0	$47.6	$2,626.5	$1,512.6	$2,709.1	$787.8
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(3)
December 31, 2015
With no related allowance recorded:
Commercial Banking
Commercial Finance	$15.4	$22.8	$–	$6.5
Business Capital	6.3	9.7	–	5.9
Real Estate Finance	0.2	0.8	–	0.7
Non-Strategic Portfolios	–	–	–	7.3
With an allowance recorded:
Transportation Finance
Aerospace	15.4	15.4	0.4	5.0
Commercial Banking
Commercial Finance	102.6	112.1	22.7	53.2
Business Capital	9.7	11.7	4.7	5.4
Non-Strategic Portfolios	–	–	–	7.3
Total Impaired Loans(1)	149.6	172.5	27.8	91.3
Total Loans Impaired at Acquisition Date and Convenience Date(2)	2,695.5	3,977.3	4.9	1,108.0
Total	$2,845.1	$4,149.8	$32.7	$1,199.3
(1)	Interest income recorded for the three and nine months ended September 30, 2016 and the year ended December 31, 2015 while the loans were impaired were $0.5 million, $1.4 million and $1.5 million of which $0.2 million, $0.6 million and $0.5 million was interest recognized using cash-basis method of accounting, respectively. Interest income recorded for the three and nine months ended September 30, 2015 while the loans were impaired were $0.2 million and $0.8 million of which $0.1 million was interest recognized using cash-basis method of accounting.
(2)	Details of finance receivables that were identified as impaired at the Acquisition Date are presented under Loans Acquired with Deteriorated Credit Quality.
(3)	Average recorded investment for the year ended December 31, 2015.

Item 1.  Consolidated Financial Statements  23

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

Purchased Credit Impaired Loans(1) (dollars in millions)

September 30, 2016	Unpaid Principal Balance	Carrying Value	Allowance for Loan Losses
Commercial Banking
Commercial Finance	$74.9	$45.1	$1.8
Real Estate Finance	122.1	76.0	3.8
Consumer & Community Banking
Other Consumer Banking	5.6	4.3	–
Legacy Consumer Mortgages	3,354.3	2,304.8	8.2
	$3,556.9	$2,430.2	$13.8
(1)	PCI loans from prior transactions were not significant and are not included.

24   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Purchased Credit Impaired Loans(1) (dollars in millions) (continued)

December 31, 2015	Unpaid Principal Balance	Carrying Value	Allowance for Loan Losses
Commercial Banking
Commercial Finance	$115.5	$69.4	$2.5
Real Estate Finance	161.1	94.6	0.6
Consumer & Community Banking
Other Consumer Banking	6.8	5.3	–
Legacy Consumer Mortgages	3,693.9	2,526.2	1.8
	$3,977.3	$2,695.5	$4.9
(1)	PCI loans from prior transactions were not significant and are not included.

The following table summarizes commercial PCI loans within Commercial Banking, which are monitored for credit quality based on internal risk classifications. See previous table Consumer Loan LTV Distributions for credit quality metrics on consumer PCI loans.

	September 30, 2016
(dollars in millions)	Non- criticized	Criticized	Total
Commercial Finance	$5.2	$39.9	$45.1
Real Estate Finance	35.9	40.1	76.0
Total	$41.1	$80.0	$121.1
	December 31, 2015
	Non- criticized	Criticized	Total
Commercial Finance	$5.3	$64.1	$69.4
Real Estate Finance	33.2	61.4	94.6
Total	$38.5	$125.5	$164.0

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

Changes in the accretable yield for PCI loans are summarized below.

(dollars in millions)	September 30, 2016
	Quarter Ended	Nine Months Ended
Beginning Balance	$1,274.8	$1,294.0
Accretion into interest income	(48.4)	(149.3)
Reclassification from non-accretable difference	35.8	146.2
Disposals and Other	(5.4)	(34.1)
Balance at September 30, 2016	$1,256.8	$1,256.8
Quarter and Nine Months Ended September 30, 2015
Balance at August 3, 2015(1)	$1,254.8
Accretion into interest income	(32.1)
Reclassification from non-accretable difference	0.1
Disposals and Other	(5.9)
Balance at September 30, 2015	$1,216.9
(1)	Balance at August 3, 2015 reflects reclassification of certain PCI loans and measurement period adjustments. Refer to the Company’s December 31, 2015 Form 10-K for further discussion.

Item 1.  Consolidated Financial Statements  25

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

We may require some consumer borrowers experiencing financial difficulty to make trial payments generally for a period of three to four months, according to the terms of a planned permanent modification, to determine if they can perform according to those terms. These arrangements represent trial modifications, which we classify and account for as TDRs. While loans are in trial payment programs, their original terms are not considered modified and they continue to advance through delinquency status and accrue interest according to their original terms. The planned modifications for these arrangements predominantly involve interest rate reductions or other interest rate concessions; however, the exact concession type and resulting financial effect are usually not finalized and do not take effect until the loan is permanently modified. The trial period terms are developed in accordance with our proprietary programs or the U.S. Treasury’s Making Homes Affordable (“MHA”) programs for real estate 1-4 family first lien (i.e., Home Affordable Modification Program — HAMP) and junior lien (i.e., Second Lien Modification Program — 2MP) mortgage loans. HAMP and other MHA programs are set to expire on December 31, 2016 (the last day to submit an application).

At September 30, 2016, the loans in trial modification period were $37.8 million under HAMP, $0.3 million under 2MP and $4.7 million under proprietary programs. Trial modifications with a recorded investment of $41.9 million at September 30, 2016 were accruing loans and $0.9 million were non-accruing loans. At December 31, 2015, the loans in trial modification period were $26.2 million under HAMP, $0.1 million under 2MP and $5.2 million under proprietary programs. Trial modifications with a recorded investment of $31.4 million at December 31, 2015 were accruing loans and $0.1 million were non-accruing loans. Our experience is that substantially all of the mortgages that enter a trial payment period program are successful in completing the program requirements and are then permanently modified at the end of the trial period. Our allowance process considers the impact of those modifications that are probable to occur.

The recorded investment of TDRs, excluding those classified as PCI, at September 30, 2016 and December 31, 2015 was $62.2 million and $40.2 million, of which 87% and 63%, respectively, were on non-accrual. Commercial Banking, NSP and Consumer and Community Banking receivables accounted for 74%, 7% and 18% of the total TDRs, respectively, at September 30, 2016. Commercial Banking and Transportation Finance receivables accounted for 61% and 26% of the total TDRs, respectively at December 31, 2015. There were $4.8 million and $1.4 million as of September 30, 2016 and December 31, 2015, respectively, of commitments to lend additional funds to borrowers whose loan terms have been modified in TDRs.

26   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The recorded investment related to modifications qualifying as TDRs that occurred during the quarters ended September 30, 2016 and 2015 were $39.4 million and $17.3 million, respectively, and $58.1 million and $20.1 million for the nine month periods, respectively. The recorded investment as of September 30, 2016 and 2015 of TDRs that experience a payment default (payment default is one missed payment), during the quarters ended September 30, 2016 and 2015, and for which the payment default occurred within one year of the modification totaled $10.5 million and $0.4 million, respectively, and $12.6 million and $4.5 million for the nine month periods, respectively. The defaults that occurred during the current quarter and year to date related to Commercial Banking, Consumer and Community Banking and Non-Strategic Portfolios and the September 30, 2015 defaults related to Commercial Banking and Non-Strategic Portfolios.

The financial impact of the various modification strategies that the Company employs in response to borrower difficulties is described below. While the discussion focuses on the 2016 amounts, the overall nature and impact of modification programs were comparable in the prior year.

■	The nature of modifications qualifying as TDR’s based upon recorded investment at September 30, 2016 was comprised of payment deferrals for 14% and covenant relief and/or other for 86%. December 31, 2015 TDR recorded investment was comprised of payment deferrals for 13% and covenant relief and/or other for 87%.
■	Payment deferrals result in lower net present value of cash flows, if not accompanied by additional interest or fees, and increased provision for credit losses to the extent applicable. The financial impact of these modifications is not significant given the moderate length of deferral periods;
■	Interest rate reductions result in lower amounts of interest being charged to the customer, but are a relatively small part of the Company’s restructuring programs. Additionally, in some instances, modifications improve the Company’s economic return through increased interest rates and fees, but are reported as TDRs due to assessments regarding the borrowers’ ability to independently obtain similar funding in the market and assessments of the relationship between modified rates and terms and comparable market rates and terms. The weighted average change in interest rates for all TDRs occurring during the quarters ended September 30, 2016 and 2015 was not significant;
■	Debt forgiveness, or the reduction in amount owed by borrower, results in incremental provision for credit losses, in the form of higher charge-offs. While these types of modifications have the greatest individual impact on the allowance, the amounts of principal forgiveness for TDRs occurring during quarters ended September 30, 2016 and 2015 was not significant, as debt forgiveness is a relatively small component of the Company’s modification programs; and
■	The other elements of the Company’s modification programs that are not TDRs, do not have a significant impact on financial results given their relative size, or do not have a direct financial impact, as in the case of covenant changes.

Reverse Mortgages

Consumer loans within continuing operations include an outstanding balance of $868.9 million and $897.3 million at September 30, 2016 and December 31, 2015, respectively, related to the reverse mortgage portfolio, of which $779.6 million and $812.6 million at September 30, 2016 and December 31, 2015, respectively, was uninsured. Reverse mortgage loans are contracts in which a homeowner borrows against the equity in their home and receives cash in one lump sum payment, a line of credit or fixed monthly payments for either a specific term or for as long as the homeowner lives in the home, or a combination of these options. Reverse mortgages feature no recourse to the borrower, no required repayment during the borrower’s occupancy of the home (as long as the borrower complies with the terms of the mortgage), and, in the event of foreclosure, a repayment amount cannot exceed the lesser of either the unpaid principal balance of the loan or the proceeds recovered upon sale of the home. The mortgage balance consists of cash advanced, interest compounded over the life of the loan, capitalized mortgage insurance premiums, and other servicing advances capitalized into the loan.

The uninsured reverse mortgage portfolio consists of approximately 1,800 loans with an average borrowers’ age of 83 years old and an unpaid principal balance of $1,051.5 million at September 30, 2016. At December 31, 2015, the uninsured reverse mortgage portfolio consisted of approximately 1,960 loans with an average borrowers’ age of 82 years old and an unpaid principal balance of $1,113.4 million. The realizable collateral value (the lower of the collectible principal and interest or the estimated value of the home) exceeds the outstanding book balance at September 30, 2016.

Reverse mortgage loans were recorded at fair value on the Acquisition Date. Subsequent to that, we account for uninsured reverse mortgages, which are the majority of the total, in accordance with the instructions provided by the staff of the Securities and Exchange Commission (SEC) entitled “Accounting for Pools of Uninsured Residential Reverse Mortgage Contracts.” Refer to Note 1 of the Company’s most recently filed Annual Report on Form 10-K for further details. To determine the carrying value of these reverse mortgages as of September 30, 2016 and December 31, 2015, the Company used a proprietary model which uses actual cash flow information, actuarially determined mortality assumptions, likelihood of

Item 1.  Consolidated Financial Statements  27

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

prepayments, and estimated future collateral values (determined by applying externally published market index). In addition, drivers of cash flows include:

1)	Mobility rates — We used the actuarial estimates of contract termination using the Society of Actuaries mortality tables, adjusted for expected prepayments and relocations.
2)	Home Price Appreciation — Consistent with other projections from various market sources, we use the Moody’s baseline forecast at a regional level to estimate home price appreciation on a loan-level basis.

As of September 30, 2016, the Company’s estimated future advances to reverse mortgagors are as follows:

Future Advances (dollars in millions)

Year Ending:
2016	$3.7
2017	13.4
2018	11.2
2019	9.3
2020	7.7
Years 2021 – 2025	21.6
Years 2026 – 2030	7.0
Years 2031 – 2035	1.9
Thereafter	0.5
Total(1),(2)	$76.3
(1)	This table does not take into consideration cash inflows including payments from mortgagors or payoffs based on contractual terms.
(2)	This table includes the reverse mortgages supported by the Company as a result of the IndyMac loss-share agreements with the FDIC. As of September 30, 2016, the Company is responsible for funding up to a remaining $54 million of the total amount. Refer to Note 5 —Indemnification Asset for more information on this agreement and the Company’s responsibilities toward this reverse mortgage portfolio.

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

In the quarter ended September 30, 2016, the Company repurchased $22.5 million (unpaid principal balance) of additional HECM loans, of which $16.0 million were classified as AHFS and the remaining $6.5 million were classified as HFI. As of September 30, 2016, the Company had an outstanding balance of $122.0 million of HECM loans, of which $32.8 million (unpaid principal balance) is classified as AHFS with a remaining purchase discount of $0.1 million and $70.8 million is classified as HFI accounted for as PCI loans with an associated remaining purchase discount of $9.8 million. Serviced loans also include $28.3 million that are classified as HFI, which are accounted for under the effective yield method, with no remaining purchase discount. As of December 31, 2015, the Company had an outstanding balance of $118.1 million of HECM loans, of which $20.2 million (unpaid principal balance) were classified as AHFS with a remaining purchase discount of $0.1 million, $87.6 million were classified as HFI accounted for as PCI loans with an associated remaining purchase discount of $13.2 million. Serviced loans also included $10.3 million that were classified as HFI, accounted for under the effective yield method and have no remaining purchase discount.

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

28   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Allowance for Loan Losses and Recorded Investment in Finance Receivables (dollars in millions)

	Transportation Finance	Commercial Banking	Consumer & Community Banking	Non-Strategic Portfolios	Corporate and Other	Total
Quarter Ended September 30, 2016
Balance — June 30, 2016	$51.3	327.6	$20.5	$–	$–	$399.4
Provision for credit losses	5.5	39.2	1.6	(0.1)	–	46.2
Other(1)	–	(2.8)	2.3	–	–	(0.5)
Gross charge-offs(2)	(2.1)	(27.7)	(0.7)	–	–	(30.5)
Recoveries	–	6.2	0.8	0.1	–	7.1
Balance — September 30, 2016	$54.7	$342.5	$24.5	$–	$–	$421.7
Nine Months Ended September 30, 2016
Balance — December 31, 2015	$39.4	$310.5	$10.3	$–	$–	$360.2
Provision for credit losses	43.8	124.1	5.8	(0.1)	–	173.6
Other(1)	(0.2)	(4.1)	7.9	–		3.6
Gross charge-offs(2)	(28.3)	(101.5)	(1.9)	–	–	(131.7)
Recoveries	–	13.5	2.4	0.1	–	16.0
Balance — September 30, 2016	$54.7	$342.5	$24.5	$–	$–	$421.7
Allowance balance at September 30, 2016
Loans individually evaluated for impairment	$6.8	$27.0	$–	$–	$–	$33.8
Loans collectively evaluated for impairment	47.9	309.9	16.3	–	–	374.1
Loans acquired with deteriorated credit quality(3)	–	5.6	8.2	–	–	13.8
Allowance for loan losses	$54.7	$342.5	$24.5	$–	$–	$421.7
Other reserves(1)	$0.4	$47.1	$0.2	$–	$–	$47.7
Finance receivables at September 30, 2016
Loans individually evaluated for impairment	$49.4	$127.8	$–	$–	$–	$177.2
Loans collectively evaluated for impairment	2,174.8	20,315.8	4,820.2	–	–	27,310.8
Loans acquired with deteriorated credit quality(3)	–	121.1	2,309.1	–	–	2,430.2
Ending balance	$2,224.2	$20,564.7	$7,129.3	$–	$–	$29,918.2
Percent of loans to total loans	7.4%	68.8%	23.8%	0%	0%	100%
Quarter Ended September 30, 2015
Balance — June 30, 2015	$33.4	$277.6	$–	$39.9	$–	$350.9
Provision for credit losses	(1.6)	43.2	5.1	3.2	–	49.9
Other(1)	0.1	(3.1)	–	(1.5)	–	(4.5)
Gross charge-offs(2)	(0.1)	(22.8)	(1.6)	(42.9)	–	(67.4)
Recoveries	–	4.3	0.5	1.3	–	6.1
Balance — September 30, 2015	$31.8	$299.2	$4.0	$–	$–	$335.0
Nine Months Ended September 30, 2015
Balance — December 31, 2014	$26.5	$282.5	$–	$37.4	$–	$346.4
Provision for credit losses	5.9	85.6	5.1	6.3	–	102.9
Other(1)	0.1	(5.9)	–	(2.8)	–	(8.6)
Gross charge-offs(2)	(0.8)	(75.2)	(1.6)	(50.6)	–	(128.2)
Recoveries	0.1	12.2	0.5	9.7	–	22.5
Balance — September 30, 2015	$31.8	$299.2	$4.0	$–	$–	$335.0

Item 1.  Consolidated Financial Statements  29

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Allowance for Loan Losses and Recorded Investment in Finance Receivables (dollars in millions) (continued)

	Transportation Finance	Commercial Banking	Consumer & Community Banking	Non-Strategic Portfolios	Corporate and Other	Total
Allowance balance at September 30, 2015
Loans individually evaluated for impairment	$0.9	$17.4	$–	$–	$–	$18.3
Loans collectively evaluated for impairment	30.9	281.8	3.6	–	–	316.3
Loans acquired with deteriorated credit quality(3)	–	–	0.4	–	–	0.4
Allowance for loan losses	$31.8	$299.2	$4.0	$–	$–	$335.0
Other reserves(1)	$–	$40.6	$–	$0.2	$–	$40.8
Finance receivables at September 30, 2015
Loans individually evaluated for impairment	$4.7	$97.5	$–	$–	$–	$102.2
Loans collectively evaluated for impairment	3,300.8	21,553.3	4,606.8	–	–	29,460.9
Loans acquired with deteriorated credit quality(3)	–	198.7	2,644.4	–	–	2,843.1
Ending balance	$3,305.5	$21,849.5	$7,251.2	$–	$–	$32,406.2
Percentage of loans to total loans	10.2%	67.4%	22.4%	0%	0%	100%
(1)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit and for deferred purchase agreements, all of which is recorded in Other liabilities. “Other” also includes changes relating to loans that were charged off and reimbursed by the FDIC under the indemnification provided by the FDIC, sales and foreign currency translations.
(2)	Gross charge-offs of amounts specifically reserved in prior periods that were charged directly to the Allowance for loan losses included $4 million and $27 million, for the quarter and nine months ended September 30, 2016, respectively, and $12 million and $17 million for the quarter and nine months ended September 30, 2015. The current quarter charge-offs related to Commercial Banking for all periods. The prior year quarter charge-offs related to Commercial Banking. The prior year to date charge-offs related to Commercial Banking, and Non-Strategic Portfolios.
(3)	Represents loans considered impaired as part of the OneWest transaction and are accounted for under the guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality).

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

In connection with the IndyMac, First Federal and La Jolla Transactions, the FDIC indemnified the Company against certain future losses for covered loans. For the IndyMac Transaction, First Federal Transaction and La Jolla Transaction, the loss share agreement covering SFR mortgage loans is set to expire March 2019, December 2019 and February 2020, respectively. In addition, in connection with the IndyMac Transaction, the Company recorded an indemnification receivable for estimated reimbursements due from the FDIC for loss exposure arising from breach in origination and servicing obligations associated with covered reverse mortgage loans sold to the Agencies prior to March 2009 pursuant to the loss share agreement with the FDIC.

Below provides the carrying value of the recognized indemnification assets and related receivable/payable balance with the FDIC associated with indemnified losses under the IndyMac and La Jolla Transactions as of September 30, 2016 and December 31, 2015, respectively.

Indemnification Assets (dollars in millions)

	September 30, 2016
	IndyMac Transaction	La Jolla Transaction	Total
Loan indemnification(1)	$249.0	$–	$249.0
Reverse mortgage indemnification	10.7	–	10.7
Agency claims indemnification(2)	102.5	–	102.5
Total	$362.2	$–	$362.2
Receivable from (Payable to) the FDIC	$5.5	$(1.5)	$4.0

30   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Indemnification Assets (dollars in millions) (continued)

	December 31, 2015
	IndyMac Transaction	La Jolla Transaction	Total
Loan indemnification(1)	$338.6	$0.3	$338.9
Reverse mortgage indemnification	10.3	–	10.3
Agency claims indemnification(2)	65.6	–	65.6
Total	$414.5	$0.3	$414.8
Receivable from (Payable to) the FDIC	$18.6	$(1.9)	$16.7
(1)	As of September 30, 2016, the carrying value of the IndyMac loan indemnification decreased by $89.6 million from December 31, 2015, which is comprised of $69.1 million in claim submissions filed with the FDIC during the period and $20.5 million in other (yield and provision for credit losses adjustments).
(2)	As of September 30, 2016, the carrying value of the IndyMac agency claims indemnification increased by $36.9 million from December 31, 2015, which is primarily attributable to an increase in the amount of servicing-related obligations covered by the loss share agreement related to reverse mortgage loans.

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

SFR Mortgages Indemnification Asset

The FDIC indemnifies the Company against certain credit losses on SFR mortgage loans based on specified thresholds. Prior to the OneWest acquisition, the cumulative losses of the SFR portfolio exceeded the First Loss Tranche ($2.551 billion) with the excess losses reimbursed 80% by the FDIC. As of September 30, 2016, the Company projects the cumulative losses will reach the final loss threshold of “meets or exceeds stated threshold” ($3.826 billion) in July 2017 at which time the excess losses will be reimbursed 95% by the FDIC.

The following table summarizes the submission of qualifying losses (net of recoveries) for reimbursement from the FDIC since inception of the loss share agreement as of September 30, 2016 and December 31, 2015, respectively:

Submission of Qualifying Losses for Reimbursement (dollars in millions)

	September 30, 2016	December 31, 2015
Unpaid principal balance	$3,969.0	$4,372.8
Cumulative losses incurred	3,717.8	3,623.4
Cumulative claims	3,710.3	3,608.4
Cumulative reimbursement	884.8	802.6

Reverse Mortgages Indemnification Asset

The FDIC indemnifies the Company against losses on the first $200.0 million of funds advanced post March 2009, and to fund any advances above $200.0 million.

As of September 30, 2016 and December 31, 2015, $145.7 million and $152.4 million, respectively, had been advanced on the reverse mortgage loans post March 2009. Prior to the OneWest acquisition, the cumulative loss submissions and reimbursements totaled $1.8 million from the FDIC. From August 3, 2015 (the acquisition date of OneWest Bank) through September 30, 2016, the Company was reimbursed $1.2 million from the FDIC for the cumulative losses incurred.

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

The Company had no submitted claims from acquisition date through September 30, 2016. Prior to the OneWest acquisition, the cumulative loss submissions and reimbursements totaled $5.7 million from the FDIC to cover third party claims made by the Agencies for SFR loans.

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

The Company had submitted $0.2 million in claims from acquisition date through September 30, 2016. Prior to the OneWest acquisition, the cumulative loss submissions totaled $11.2 million and reimbursements totaled $10.7 million from the FDIC to cover third party claims made by the Agencies for reverse mortgage loans.

First Federal Transaction

The FDIC agreed to indemnify the Company against certain losses on SFR, and commercial HFI loans based on established thresholds.

As of September 30, 2016, the loss share agreements covering the SFR mortgage loans remain in effect (expiring in December 2019) while the agreement covering commercial loans expired (in December 2014). However, pursuant to the terms of the shared-loss agreement, the loss recovery provisions for commercial loans extend for three years past the expiration date (December 2017). The loss thresholds apply to the covered loans collectively. Pursuant to the loss share agreement, the first $932 million (First Loss Tranche) of cumulative losses are borne by the Company without reimbursement by the FDIC.

The following table summarizes the submission of qualifying losses for reimbursement from the FDIC since inception of the loss share agreement:

Submission of Qualifying Losses for Reimbursement (dollars in millions)

	September 30, 2016
	SFR	Commercial(1)	Total
Unpaid principal balance	$1,302.3	$–	$1,302.3
Cumulative losses incurred	415.1	9.0	424.1
Cumulative claims	414.8	9.0	423.8
Cumulative reimbursement	–	–	–
	December 31, 2015
	SFR	Commercial(1)	Total
Unpaid principal balance	$1,456.8	$–	$1,456.8
Cumulative losses incurred	408.5	9.0	417.5
Cumulative claims	407.2	9.0	416.2
Cumulative reimbursement	–	–	–
(1)	Due to the expiration of the loss share agreement covering commercial loans in December 2014, the outstanding unpaid principal balance eligible for reimbursement is zero. As provided by the loss share agreement, the loss recoveries for commercial loans extend for three years from expiration date (December 2017). As such, the cumulative losses incurred, claim submissions and reimbursements for commercial loans are reduced by the reported recoveries.

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

As of September 30, 2016, the loss share agreement covering the SFR mortgage loans remain in effect (expiring in February 2020) while the agreement covering commercial loans expired (in March 2015). However, pursuant to the terms of the loss share agreement, the loss recovery provisions for commercial loans extend for three years past the expiration date (March 2018). The loss thresholds apply to the covered loans collectively. Pursuant to the loss share agreement, the Company’s cumulative losses since the acquisition date by OneWest Bank are reimbursed by the FDIC at 80% until the stated threshold ($1.007 billion) is met.

32   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the submission of cumulative qualifying losses for reimbursement from the FDIC since inception of the loss share agreement:

Submission of Qualifying Losses for Reimbursement (dollars in millions)

	September 30, 2016
	SFR	Commercial(1)	Total
Unpaid principal balance	$73.0	$–	$73.0
Cumulative losses incurred	56.3	353.6	409.9
Cumulative claims	56.3	353.6	409.9
Cumulative reimbursement	45.0	282.9	327.9
	December 31, 2015
	SFR	Commercial(1)	Total
Unpaid principal balance	$89.3	$–	$89.3
Cumulative losses incurred	56.2	359.5	415.7
Cumulative claims	56.2	359.5	415.7
Cumulative reimbursement	45.0	287.6	332.6
(1)	Due to the expiration of the loss share agreement covering commercial loans in March 2015, the outstanding unpaid principal balance eligible for reimbursement is zero. As provided by the loss share agreement, the loss recoveries for commercial loans extend for three years from expiration date (March 2018). As such, the cumulative losses incurred, claim submissions and reimbursements for commercial loans are reduced by the reported recoveries.

As part of the loss share agreement with La Jolla, the Company is required to make a true-up payment to the FDIC in the event that losses do not exceed a specified level by the tenth anniversary of the agreement (February 2020). The Company currently expects that such payment will be required based upon its forecasted loss estimates for the La Jolla portfolio as the actual and estimated cumulative losses of the acquired covered assets are projected to be lower than the cumulative losses. As of September 30, 2016 and December 31, 2015, an obligation of $61.3 million and $56.9 million, respectively, has been recorded as a FDIC true-up liability for the contingent payment measured at estimated fair value. Refer to Note 10 — Fair Value for further discussion.

NOTE 6 — INVESTMENT SECURITIES

Investments include debt and equity securities. The Company’s debt securities include U.S. Government Agency securities, U.S. Treasury securities, residential mortgage-backed securities (“MBS”), and supranational and foreign government securities. Equity securities include common stock and warrants, along with restricted stock in the FHLB and FRB.

Investment Securities (dollars in millions)

	September 30, 2016	December 31, 2015
Available-for-sale securities
Debt securities	$2,729.2	$2,007.8
Equity securities	34.8	14.3
Held-to-maturity securities
Debt securities(1)	254.4	300.1
Securities carried at fair value with changes recorded in net income
Debt securities	301.3	339.7
Non-marketable investments(2)	272.7	291.9
Total investment securities	$3,592.4	$2,953.8
(1)	Recorded at amortized cost.
(2)	Non-marketable investments include securities of the FRB and FHLB carried at cost of $253.7 million at September 30, 2016 and $263.5 million at December 31, 2015. The remaining non-marketable investments include ownership interests greater than 3% in limited partnership investments that are accounted for under the equity method, other investments carried at cost, which include qualified Community Reinvestment Act (CRA) investments, equity fund holdings and shares issued by customers during loan work out situations or as part of an original loan investment, totaling $19.0 million and $28.4 million at September 30, 2016 and December 31, 2015, respectively.

Item 1.  Consolidated Financial Statements  33

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Realized investment gains totaled $5.1 million and $2.1 million for the quarters ended September 30, 2016 and 2015, and $6.6 million and $6.7 million for the nine months ended September 30, 2016 and 2015, respectively, and exclude losses from OTTI.

In addition, the Company maintained $6.5 billion and $6.8 billion of interest bearing deposits at September 30, 2016 and December 31, 2015, respectively, which are cash equivalents and are classified separately on the balance sheet.

The following table presents interest and dividends on interest bearing deposits and investments:

Interest and Dividend Income (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income — investments	$19.8	$4.5	$58.8	$11.9
Interest income — interest bearing deposits	9.5	15.0	26.7	24.2
Dividends — investments	3.2	4.0	9.6	5.0
Total interest and dividends	$32.5	$23.5	$95.1	$41.1

Securities Available-for-Sale

The following table presents amortized cost and fair value of securities available for sale (“AFS”).

Securities AFS — Amortized Cost and Fair Value (dollars in millions)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2016
Debt securities AFS
Mortgage-backed Securities
U.S. government agency securities	$838.3	$5.9	$(0.2)	$844.0
Non-agency securities	495.1	15.8	(0.5)	510.4
U.S. government agency obligations	874.9	0.2	(0.3)	874.8
U.S. Treasury Securities	99.7	0.3	–	100.0
Supranational and foreign government securities	400.0	–	–	400.0
Total debt securities AFS	2,708.0	22.2	(1.0)	2,729.2
Equity securities AFS	34.7	0.3	(0.2)	34.8
Total securities AFS	$2,742.7	$22.5	$(1.2)	$2,764.0
December 31, 2015
Debt securities AFS
Mortgage-backed Securities
U.S. government agency securities	$148.4	$–	$(0.9)	$147.5
Non-agency securities	573.9	0.4	(7.2)	567.1
U.S. government agency obligations	996.8	–	(3.7)	993.1
Supranational and foreign government securities	300.1	–	–	300.1
Total debt securities AFS	2,019.2	0.4	(11.8)	2,007.8
Equity securities AFS	14.4	0.1	(0.2)	14.3
Total securities AFS	$2,033.6	$0.5	$(12.0)	$2,022.1

34   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the debt securities AFS by contractual maturity dates:

Securities AFS — Maturities (dollars in millions)

	September 30, 2016
	Amortized Cost	Fair Value	Weighted Average Yield
Mortgage-backed securities — U.S. government agency securities
Due after 10 years	$838.3	$844.0	2.03%
Total	838.3	844.0	2.03%
Mortgage-backed securities — non-agency securities
After 5 but within 10 years	23.3	24.1	4.93%
Due after 10 years	471.8	486.3	5.85%
Total	495.1	510.4	5.81%
U.S. government agency obligations
After 1 but within 5 years	874.9	874.8	1.23%
Total	874.9	874.8	1.23%
U.S. Treasury Securities
After 1 but within 5 years	99.7	100.0	0.93%
Total	99.7	100.0	0.93%
Supranational and foreign government securities
Due within 1 year	400.0	400.0	0.31%
Total	400.0	400.0	0.31%
Total debt securities available-for-sale	$2,708.0	$2,729.2	2.17%

The following table summarizes the gross unrealized losses and estimated fair value of AFS securities aggregated by investment category and length of time that the securities have been in a continuous unrealized loss position.

Securities AFS — Gross Unrealized Loss (dollars in millions)

	September 30, 2016
	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities AFS
Mortgage-backed securities
U.S. government agency securities	$33.0	$(0.1)	$11.0	$(0.1)
Non-agency securities	9.4	(0.1)	29.3	(0.4)
U.S. government agency obligations	174.7	(0.3)	–	–
Total debt securities AFS	217.1	(0.5)	40.3	(0.5)
Equity securities AFS	20.3	(0.2)	–	–
Total securities available-for-sale	$237.4	$(0.7)	$40.3	$(0.5)
	December 31, 2015
	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities AFS
Mortgage-backed securities
U.S. government agency securities	$147.0	$(0.9)	$–	$–
Non-agency securities	495.5	(7.2)	–	–
U.S. government agency obligations	943.0	(3.7)	–	–
Total debt securities AFS	1,585.5	(11.8)	–	–
Equity securities AFS	0.2	(0.2)	–	–
Total securities available-for-sale	$1,585.7	$(12.0)	$–	$–

Item 1.  Consolidated Financial Statements  35

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

Changes in the accretable yield for PCI securities are summarized below for the quarter and nine months ended September 30, 2016:

Changes in Accretable Yield (dollars in millions)

	Quarter Ended September 30, 2016	Nine Months Ended September 30, 2016
Beginning Balance	$179.2	$189.0
Accretion into interest income	(7.1)	(22.3)
Reclassifications from non-accretable difference	0.6	6.0
Balance at September 30, 2016	$172.7	$172.7

	Quarter Ended September 30, 2015	Nine Months Ended September 30, 2015
Beginning Balance	$298.4	$298.4
Accretion into interest income	(8.2)	(8.2)
Balance at September 30, 2015	$290.2	$290.2

The estimated fair value of PCI securities was $503.1 million and $559.6 million with a par value of $640.9 million and $717.1 million as of September 30, 2016, and December 31, 2015, respectively.

Securities Carried at Fair Value with Changes Recorded in Net Income (dollars in millions)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2016
Mortgage-backed Securities — Non-agency	$295.9	$6.1	$(0.7)	$301.3
Total securities held at fair value with changes recorded in net income	$295.9	$6.1	$(0.7)	$301.3
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015
Mortgage-backed Securities — Non-agency	$343.8	$0.3	$(4.4)	$339.7
Total securities held at fair value with changes recorded in net income	$343.8	$0.3	$(4.4)	$339.7

Securities Carried at Fair Value with changes Recorded in Net Income — Amortized Cost and Fair Value Maturities (dollars in millions)

	September 30, 2016
	Amortized Cost	Fair Value	Weighted Average Yield
Mortgage-backed securities — non agency securities
After 5 but within 10 years	$0.2	$0.3	37.26%
Due after 10 years	295.7	301.0	4.89%
Total	$295.9	$301.3	4.92%

36   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Debt Securities Held-to-Maturity

The carrying value and fair value of securities held to maturity (“HTM”) at September 30, 2016 and December 31, 2015 were as follows:

Debt Securities HTM — Carrying Value and Fair Value (dollars in millions)

	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2016
Mortgage-backed securities
U.S. government agency securities	$120.6	$1.9	$(0.4)	$122.1
State and municipal	27.7	0.1	(0.8)	27.0
Foreign government	2.4	0.1	–	2.5
Corporate — foreign	103.7	6.0	–	109.7
Total debt securities held-to-maturity	$254.4	$8.1	$(1.2)	$261.3
December 31, 2015
Mortgage-backed securities
U.S. government agency securities	$147.2	$1.1	$(2.6)	$145.7
State and municipal	37.1	–	(1.6)	35.5
Foreign government	13.5	–	–	13.5
Corporate — foreign	102.3	4.5	–	106.8
Total debt securities held-to-maturity	$300.1	$5.6	$(4.2)	$301.5

The following table presents the debt securities HTM by contractual maturity dates:

Debt Securities HTM — Amortized Cost and Fair Value Maturities (dollars in millions)

	September 30, 2016
	Amortized Cost	Fair Value	Weighted Average Yield
Mortgage-backed securities — U.S. government agency securities
After 5 but within 10 years	$1.3	$1.3	2.22%
Due after 10 years	119.3	120.8	2.26%
Total	120.6	122.1	2.26%
State and municipal
Due within 1 year	0.5	0.5	2.09%
After 1 but within 5 years	0.5	0.5	2.46%
After 5 but within 10 years	0.5	0.5	2.70%
Due after 10 years	26.2	25.5	2.30%
Total	27.7	27.0	2.31%
Foreign government
Due within 1 year	2.4	2.5	2.43%
Total	2.4	2.5	2.43%
Corporate — Foreign securities
After 1 but within 5 years	103.7	109.7	4.28%
Total	103.7	109.7	4.28%
Total debt securities held-to-maturity	$254.4	$261.3	3.09%

Item 1.  Consolidated Financial Statements  37

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the gross unrealized losses and estimated fair value of HTM securities aggregated by investment category and length of time that the securities have been in a continuous unrealized loss position.

Debt Securities HTM — Gross Unrealized Loss (dollars in millions)

	September 30, 2016
	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Mortgage-backed securities
U.S. government agency securities	$–	$–	$30.1	$(0.4)
State and municipal	–	–	22.0	(0.8)
Total securities held-to-maturity	$–	$–	$52.1	$(1.2)
	December 31, 2015
	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Mortgage-backed securities
U.S. government agency securities	$62.2	$(0.9)	$40.7	$(1.7)
State and municipal	3.1	(0.1)	28.2	(1.5)
Total securities held-to-maturity	$65.3	$(1.0)	$68.9	$(3.2)

Other Than Temporary Impairment (“OTTI”)

The Company conducted and documented its periodic review of all securities with unrealized losses, which it performs to evaluate whether the impairment is other than temporary.

For PCI securities, management determined certain PCI securities with unrealized losses were deemed credit-related and recognized OTTI credit-related losses of $0.1 million and $2.2 million as permanent write-downs for the quarter and nine months ended September 30, 2016. There were no write-downs for the respective 2015 periods.

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

NOTE 7 — DEPOSITS

The following table presents detail on the type, maturities and weighted average interest rates of deposits.

Deposits (dollars in millions)

	September 30, 2016	December 31, 2015
Deposits Outstanding	$32,854.3	$32,782.2
Weighted average contractual interest rate	1.22%	1.26%
Weighted average remaining number of days to maturity	685 days	864 days
	Nine Months Ended September 30, 2016	Year Ended December 31, 2015
Daily average deposits for the period	$32,771.4	$23,277.8
Maximum amount outstanding for the period	33,225.1	32,899.6
Weighted average contractual interest rate for the period	1.24%	1.45%

38   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table provides further details of deposits.

Deposits — Rates and Maturities (dollars in millions)

	September 30, 2016
	Amount	Average Rate
Deposits — no stated maturity
Non-interest-bearing checking	$987.1	–
Interest-bearing checking	3,074.8	0.55%
Money market / sweeps(1)	6,334.9	0.82%
Savings	4,325.5	0.88%
Other	146.2	NM (2)
Total checking and savings deposits	14,868.5
Certificates of deposit, remaining contractual maturity:
Within one year	9,135.4	1.13%
One to two years	2,689.4	1.44%
Two to three years	1,797.8	2.20%
Three to four years	2,150.9	2.24%
Four to five years	783.7	2.41%
Over five years	1,417.9	3.15%
Total certificates of deposit	17,975.1
Premium / discount	(0.7)
Purchase accounting adjustments	11.4
Total Deposits	$32,854.3
(1)	Includes deposit sweep arrangements related to money market and healthcare savings accounts.
(2)	Not Meaningful — includes certain deposits such as escrow accounts, security deposits and other similar accounts.

The following table presents the maturity profile of other time deposits with a denomination of $100,000 or more.

Certificates of Deposit $100 Thousand or More (dollars in millions)

	September 30, 2016	December 31, 2015
U.S. certificates of deposit:
Three months or less	$1,624.0	$1,476.5
After three months through six months	1,767.5	1,462.6
After six months through twelve months	3,482.0	2,687.2
After twelve months	7,823.0	9,245.8
Total U.S. certificates of deposit $100 thousand or more	$14,696.5	$14,872.1

NOTE 8 — BORROWINGS

The following table presents the carrying value of outstanding borrowings.

Borrowings (dollars in millions)

	September 30, 2016			December 31, 2015
	CIT Group Inc.	Subsidiaries	Total	Total(1)
Senior Unsecured	$10,595.1	$–	$10,595.1	$10,636.3
Secured borrowings:
Structured financings	–	3,515.4	3,515.4	4,687.9
FHLB advances	–	2,438.2	2,438.2	3,117.6
Total Borrowings	$10,595.1	$5,953.6	$16,548.7	$18,441.8
(1)	December 31, 2015 balances for Senior Unsecured and Structured Financing were adjusted to include deferred debt issuance costs of $41.4 million and $55.9 million, respectively, compared to balances presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, upon adoption and in accordance with the provision in ASU 2015-03. Previously these amounts were included in other assets.

Item 1.  Consolidated Financial Statements  39

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Unsecured Borrowings

Second Amended and Restated Revolving Credit Facility

There were no outstanding borrowings under the Second Amended and Restated Revolving Credit and Guaranty Agreement (the “Revolving Credit Facility”) at September 30, 2016 and December 31, 2015. The amount available to draw upon at September 30, 2016 was approximately $1.4 billion, with the remaining amount of approximately $0.1 billion being utilized for issuance of letters of credit to customers.

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

The Revolving Credit Facility is unsecured and is guaranteed by nine of the Company’s domestic operating subsidiaries. The facility was amended in February 2016 to extend the final maturity date of the lenders’ commitments and modify the applicable margin, which depends on the Company’s long-term senior unsecured, non-credit enhanced debt rating used to calculate the interest rate for LIBOR Rate and Base Rate loans. The applicable required minimum guarantor asset coverage ratio ranges from 1.0:1.0 to 1.5:1.0 and was 1.375: 1.0 at September 30, 2016. The amendment also added Fitch Ratings Ltd. as a provider of the Company’s long-term senior unsecured, non-credit enhanced debt rating.

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

Secured Borrowings

At September 30, 2016 the Company had pledged assets (including collateral for the FRB discount window) of $16.4 billion, which included $11.3 billion of loans (including amounts held for sale), $4.2 billion of operating lease assets, $0.8 billion of cash and $0.1 billion of investment securities.

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

40   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2016, the Company had $5.6 billion of financing availability with the FHLB, of which $2.3 billion was unused and available, and $811.6 million was being utilized for issuance of letters of credit. FHLB Advances as of September 30, 2016 have a weighted average rate of 1.09%. The following table includes the total outstanding FHLB Advances, and respective pledged assets.

FHLB Advances with Pledged Assets Summary (dollars in millions)

	September 30, 2016		December 31, 2015
	FHLB Advances	Pledged Assets	FHLB Advances	Pledged Assets
Total	$2,438.2	$6,555.5	$3,117.6	$6,783.1

Structured Financings

Set forth in the following table are amounts primarily related to and owned by consolidated VIEs. Creditors of these VIEs received ownership and/or security interests in the assets. These entities are intended to be bankruptcy remote so that such assets are not available to creditors of CIT or any affiliates of CIT until and unless the related secured borrowings have been fully discharged. These transactions do not meet accounting requirements for sales treatment and are recorded as secured borrowings. Structured financings as of September 30, 2016 had a weighted average rate of 3.66%, which ranged from 0.0% to 5.74%.

Structured Financings and Pledged Assets Summary(1) (dollars in millions)

	September 30, 2016		December 31, 2015
	Secured Borrowing	Pledged Assets	Secured Borrowing	Pledged Assets
Rail(2)	$840.7	$1,303.7	$917.0	$1,336.1
Aerospace(2)	1,864.7	3,516.8	2,091.5	3,732.2
Subtotal — Transportation Finance	2,705.4	4,820.5	3,008.5	5,068.3
Commercial Finance	–	0.2	–	0.2
Business Capital	659.6	2,255.1	1,128.6	2,434.1
Subtotal — Commercial Banking	659.6	2,255.3	1,128.6	2,434.3
Legacy Consumer Mortgages	0.4	0.4	–	–
Subtotal — Consumer & Community Banking	0.4	0.4	–	–
Non-Strategic Portfolios	150.0	249.3	550.8	712.5
Total	$3,515.4	$7,325.5	$4,687.9	$8,215.1
(1)	As part of our liquidity management strategy, the Company pledges assets to secure financing transactions (which include securitizations), and for other purposes as required or permitted by law while CIT Bank, N.A. also pledges assets to secure borrowings from the FHLB and FRB.
(2)	At September 30, 2016, the TRS related borrowings and pledged assets, respectively, of $1.1 billion and $1.7 billion were included in Transportation Finance. The TRS is described in Note 9 — Derivative Financial Instruments.

Not included in the above table, are liabilities of discontinued operations consisting of $386.6 million of secured borrowings related to HECM loans securitized in the form of GNMA HMBS. See Note 2 — Acquisition and Disposition Activities.

FRB

The Company has a borrowing facility with the FRB Discount Window that can be used for short-term, typically overnight, borrowings. The borrowing capacity is determined by the FRB based on the collateral pledged.

There were no outstanding borrowings with the FRB Discount Window as of September 30, 2016 or December 31, 2015.

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

As a result of the OneWest Transaction, the Company has certain contractual obligations related to the HECM loans and the GNMA HMBS securitizations. The Company, as servicer of these HECM loans, is currently obligated to fund future borrower advances, which include fees paid to taxing authorities for borrowers’ unpaid taxes and insurance, mortgage insurance premiums and payments made to borrowers for line of credit draws on HECM loans. In addition, the Company capitalizes the servicing fees and interest income earned and is obligated to fund guarantee fees associated with the GNMA HMBS. The Company periodically pools and securitizes certain of these funded advances through issuance of HMBS to third-party security holders, which did not qualify for sale accounting and rather, are treated as financing transactions. As a financing transaction, the HECM loans and related proceeds from the issuance of the HMBS recognized as secured borrowings remain on the Company’s Consolidated Balance Sheet. Due to the Company’s planned exit of third party servicing, HECM loans of $393 million and $449.5 million were included in Assets of discontinued operations and the associated secured borrowing of $386.6 million and $440.6 million (including an unamortized premium balance of $9.3 million and $13.2 million) were included in Liabilities of discontinued operations at September 30, 2016 and December 31, 2015, respectively.

As servicer, the Company is required to repurchase the HECM loans once the outstanding principal balance is equal to or greater than 98% of the maximum claim amount or when the property forecloses to OREO, which reduces the secured borrowing balance. Additionally the Company services $166.2 million and $189.6 million of HMBS outstanding principal balance at September 30, 2016 and December 31, 2015, respectively, for transferred loans securitized by IndyMac for which OneWest Bank prior to the acquisition had purchased the mortgage servicing rights (“MSRs”) in connection with the IndyMac Transaction. The carrying value of the MSRs was not significant at September 30, 2016 and December 31, 2015. As the HECM loans are federally insured by the FHA and the secured borrowings guaranteed to the investors by GNMA, the Company does not believe maximum loss exposure as a result of its involvement is material or quantifiable.

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

42   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Unconsolidated VIEs (dollars in millions)

	Unconsolidated VIEs Carrying Value September 30, 2016		Unconsolidated VIEs Carrying Value December 31, 2015
	Securities	Partnership Investment	Securities	Partnership Investment
Agency securities(1)	$964.6	$–	$294.5	$–
Non agency securities — Other servicer	811.6	–	906.8	–
Tax credit equity investments	–	115.6	–	125.0
Total Assets	$1,776.2	$115.6	$1,201.3	$125.0
Commitments to tax credit investments	$–	$7.3	$–	$15.7
Total Liabilities	$–	$7.3	$–	$15.7
Maximum loss exposure(2)	$1,776.2	$115.6	$1,201.3	$125.0
(1)	In preparing the interim financial statements for the quarter ended September 30, 2016, the Company discovered and corrected an immaterial error impacting the disclosure of agency securities in the amount of $147.0 million as of December 31, 2015.
(2)	Maximum loss exposure to the unconsolidated VIEs excludes the liability for representations and warranties, corporate guarantees and also excludes servicing advances.

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

The following table presents fair values and notional values of derivative financial instruments:

Fair and Notional Values of Derivative Financial Instruments(1) (dollars in millions)

	September 30, 2016			December 31, 2015
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Qualifying Hedges
Foreign currency forward contracts — net investment hedges	$775.2	$8.8	$(2.1)	$787.6	$45.5	$(0.3)
Total Qualifying Hedges	775.2	8.8	(2.1)	787.6	45.5	(0.3)
Non-Qualifying Hedges
Interest rate swaps(2)	5,064.8	104.2	(98.8)	4,645.7	45.1	(38.9)
Written options	2,663.0	0.2	(0.2)	3,346.1	0.1	(2.5)
Purchased options	2,049.1	0.2	(0.2)	2,342.5	2.2	(0.1)
Foreign currency forward contracts	1,291.1	11.0	(5.7)	1,624.2	47.8	(6.6)
Total Return Swap (TRS)	1,200.0	–	(47.8)	1,152.8	–	(54.9)
Equity Warrants	1.0	0.1	–	1.0	0.3	–
Interest Rate Lock Commitments	41.6	0.4	–	9.9	0.1	–
Forward Sale Commitments on Agency MBS	24.0	–	(0.1)	–	–	–
Credit derivatives	261.3	–	(0.5)	37.6	–	(0.3)
Total Non-qualifying Hedges	12,595.9	116.1	(153.3)	13,159.8	95.6	(103.3)
Total Hedges	$13,371.1	$124.9	$(155.4)	$13,947.4	$141.1	$(103.6)
(1)	Presented on a gross basis.
(2)	Fair value balances include accrued interest.

Item 1.  Consolidated Financial Statements  43

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

The aggregate notional amounts of the TRS of $1,200.0 million at September 30, 2016 and $1,152.8 million at December 31, 2015 represent the aggregate unused portions under the TRS and constitute derivative financial instruments. These aggregate notional amounts are calculated as the maximum aggregate facility commitment amounts, currently $2,125.0 million, less the aggregate actual adjusted qualifying borrowing base outstanding of $925.0 million at September 30, 2016 and $972.2 million at December 31, 2015 under the TRS. The notional amounts of the derivatives will increase as the adjusted qualifying borrowing base decreases due to repayment of the underlying asset-backed securities (ABS) to investors. If CIT funds additional ABS under the CFL Facility and/or BV Facility, the aggregate adjusted qualifying borrowing base of the TRS will increase and the notional amount of the derivatives will decrease accordingly.

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

Based on the Company’s valuation, a liability of $47.8 million and $54.9 million was recorded at September 30, 2016 and December 31, 2015, respectively. The increase in liability of $19.7 million and decrease of $7.1 million were recognized as a decrease and an increase to Other Income for the quarter and nine months ended September 30, 2016, respectively. The increases in the liability of $24.3 million and $31.7 million were recognized as a reduction to Other Income for the quarter and nine months ended September 30, 2015, respectively.

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

Offsetting of Derivative Assets and Liabilities (dollars in millions)

				Gross Amounts not offset in the Consolidated Balance Sheet
	Gross Amount of Recognized Assets (Liabilities)	Gross Amount Offset in the Consolidated Balance Sheet	Net Amount Presented in the Consolidated Balance Sheet	Derivative Financial Instruments(1)	Cash Collateral Pledged/ (Received)(1),(2)	Net Amount
September 30, 2016
Derivative assets	$124.9	$–	$124.9	$(6.3)	$(11.9)	$106.7
Derivative liabilities	(155.4)	–	(155.4)	6.3	93.3	(55.8)
December 31, 2015
Derivative assets	$141.1	$–	$141.1	$(9.7)	$(82.7)	$48.7
Derivative liabilities	(103.6)	–	(103.6)	9.7	31.8	(62.1)
(1)	The Company’s derivative transactions are governed by ISDA agreements that allow for net settlements of certain payments as well as offsetting of all contracts (“Derivative Financial Instruments”) with a given counterparty in the event of bankruptcy or default of one of the two parties to the transaction. We believe our ISDA agreements meet the definition of a master netting arrangement or similar agreement for purposes of the above disclosure. In conjunction with the ISDA agreements, the Company has entered into collateral arrangements with its counterparties which provide for the exchange of cash depending on change in the market valuation of the derivative contracts outstanding. Such collateral is available to be applied in settlement of the net balances upon an event of default of one of the counterparties.
(2)	Collateral pledged or received is included in Other assets or Other liabilities, respectively.

44   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the impact of derivatives on the statements of income.

Derivative Instrument Gains and Losses (dollars in millions)

		Quarters Ended September 30,		Nine Months Ended September 30,
Derivative Instruments	Gain / (Loss) Recognized	2016	2015	2016	2015
Non Qualifying Hedges
Interest rate swaps	Other income	$2.4	$(2.2)	$(0.6)	$(1.1)
Interest rate options	Other income	0.1	1.2	0.5	1.1
Foreign currency forward contracts	Other income	1.4	43.8	(10.9)	84.5
Equity warrants	Other income	0.1	–	(0.2)	0.1
Total Return Swap (TRS)	Other income	(19.7)	(24.3)	7.1	(31.7)
Interest Rate Lock Commitments	Other income	0.2	–	0.3	–
Forward Sale Commitments on Agency MBS	Other income	(0.1)	–	(0.1)	–
Credit Derivatives	Other income	0.2	–	1.4	–
Total Non-qualifying Hedges		$(15.4)	$18.5	$(2.5)	$52.9
Total derivatives-income statement impact		$(15.4)	$18.5	$(2.5)	$52.9

The following table presents the changes in AOCI relating to derivatives:

Changes in AOCI Relating to Derivatives (dollars in millions)

Contract Type	Derivatives - effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income	Total income statement impact	Derivatives - effective portion recorded in OCI	Total change in OCI for period
Quarter Ended September 30, 2016
Foreign currency forward contracts — net investment hedges	$–	$–	$–	$4.2	$4.2
Total	$–	$–	$–	$4.2	$4.2
Quarter Ended September 30, 2015
Foreign currency forward contracts — net investment hedges	$4.3	$–	$4.3	$44.0	$39.7
Total	$4.3	$–	$4.3	$44.0	$39.7
Nine Months Ended September 30, 2016
Foreign currency forward contracts — net investment hedges	$1.8	$–	$1.8	$(28.1)	$(29.9)
Total	$1.8	$–	$1.8	$(28.1)	$(29.9)
Nine Months Ended September 30, 2015
Foreign currency forward contracts — net investment hedges	$8.5	$–	$8.5	$106.3	$97.8
Total	$8.5	$–	$8.5	$106.3	$97.8

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis (dollars in millions)

	Total	Level 1	Level 2	Level 3
September 30, 2016
Assets
Debt Securities AFS	$2,729.2	$–	$2,218.8	$510.4
Securities carried at fair value with changes recorded in net income	301.3	–	–	301.3
Equity Securities AFS	34.8	0.2	34.6	–
FDIC receivable	49.3	–	–	49.3
Derivative assets at fair value — non-qualifying hedges(1)	116.1	–	115.7	0.4
Derivative assets at fair value — qualifying hedges	8.8	–	8.8	–
Total	$3,239.5	$0.2	$2,377.9	$861.4
Liabilities
Derivative liabilities at fair value — non-qualifying hedges(1)	$(153.3)	$–	$(105.0)	$(48.3)
Derivative liabilities at fair value — qualifying hedges	(2.1)	–	(2.1)	–
Consideration holdback liability	(47.0)	–	–	(47.0)
FDIC True-up Liability	(61.3)	–	–	(61.3)
Total	$(263.7)	$–	$(107.1)	$(156.6)
December 31, 2015
Assets
Debt Securities AFS	$2,007.8	$–	$1,440.7	$567.1
Securities carried at fair value with changes recorded in net income	339.7	–	–	339.7
Equity Securities AFS(2)	14.3	0.3	14.0	–
FDIC receivable	54.8	–	–	54.8
Derivative assets at fair value — non-qualifying hedges(1)	95.6	–	95.6	–
Derivative assets at fair value — qualifying hedges	45.5	–	45.5	–
Total	$2,557.7	$0.3	$1,595.8	$961.6
Liabilities
Derivative liabilities at fair value — non-qualifying hedges(1)	$(103.3)	$–	$(47.8)	$(55.5)
Derivative liabilities at fair value — qualifying hedges	(0.3)	–	(0.3)	–
Consideration holdback liability	(60.8)	–	–	(60.8)
FDIC True-up Liability	(56.9)	–	–	(56.9)
Total	$(221.3)	$–	$(48.1)	$(173.2)
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

Derivative Assets and Liabilities — The Company’s financial derivatives include interest rate swaps, floors, caps, forwards, forward sale commitments on Agency MBS, and credit derivatives. These derivatives are valued using models that incorporate inputs depending on the type of derivative, such as, interest rate curves, foreign exchange rates and volatility. Readily observable market inputs to models can be validated to external sources, including industry pricing services, or corroborated through recent trades, broker dealer quotes, yield curves, or other market-related data. As such, these derivative instruments are valued using a Level 2 methodology. In addition, these derivative values incorporate an assessment of the risk of counterparty nonperformance, measured based on the Company’s evaluation of credit risk. The fair value of the TRS derivative, written options on certain CIT Bank CDs and credit derivatives were estimated using Level 3 inputs.

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

Consideration Holdback Liability — In connection with the OneWest acquisition, the parties negotiated 4 separate holdbacks related to selected trailing risks, totaling $116 million, which reduced the cash consideration paid at closing. Any unapplied Holdback funds at the end of the respective holdback periods, which range from 1 – 5 years, are payable to the former OneWest shareholders. Unused funds for any of the four holdbacks cannot be applied against another holdback amount. The range of potential holdback to be paid is from $0 to $116 million. Based on management’s estimate of the probability of each holdback it was determined that the probable amount of holdback to be paid was originally recorded at $62.4 million, and currently is $47.0 million. The amount expected to be paid was discounted based on CIT’s cost of funds. This contingent consideration was measured at fair value at the Acquisition Date and is re-measured at fair value in subsequent accounting periods, with the changes in fair value recorded in the statement of income, until the related contingent issues are resolved. Gross payments, which are determined based on the Company’s probability assessment, are discounted at a rate approximating the Company’s average coupon rate on deposits and borrowings. Due to the significant unobservable inputs used to calculate the estimated fair value, these measurements are classified as Level 3.

Item 1.  Consolidated Financial Statements  47

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables summarize information about significant unobservable inputs related to the Company’s categories of Level 3 financial assets and liabilities measured on a recurring basis as of September 30, 2016.

Quantitative Information about Level 3 Fair Value Measurements — Recurring (dollars in millions)

Financial Instrument	Estimated Fair Value	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average
September 30, 2016
Assets
Securities — AFS	$510.4	Discounted cash flow	Discount Rate	2.7% – 81.4%	5.3%
			Prepayment Rate	1.7% – 20.6%	9.1%
			Default Rate	0.0% – 12.8%	4.1%
			Loss Severity	0.2% – 75.2%	36.1%
Securities carried at fair value with changes recorded in net income	301.3	Discounted cash flow	Discount Rate	0.0% – 37.8%	5.4%
			Prepayment Rate	5.4% – 35.8%	11.9%
			Default Rate	0.0% – 6.3%	4.0%
			Loss Severity	7.3% – 42.9%	24.7%
FDIC Receivable	49.3	Discounted cash flow	Discount Rate	7.8% – 18.4%	9.4%
			Prepayment Rate	2.0% – 14.0%	3.2%
			Default Rate	6.0% – 36.0%	10.5%
			Loss Severity	21.6% – 53.2%	29.2%
Derivative assets — non qualifying	0.4	Internal valuation model	Borrower Rate	2.9% – 4.5%	3.6%
Total Assets	$861.4
Liabilities
FDIC True-up liability	$(61.3)	Discounted cash flow	Discount Rate	3.2% – 3.2%	3.2%
Consideration holdback liability	(47.0)	Discounted cash flow	Payment Probability	0.0% – 100.0%	53.8%
			Discount Rate	1.3% – 4.0%	2.2%
Derivative liabilities — non qualifying	(48.3)	Market Comparables(1)
Total Liabilities	$(156.6)

48   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Quantitative Information about Level 3 Fair Value Measurements — Recurring (dollars in millions) (continued)

Financial Instrument	Estimated Fair Value	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average
December 31, 2015
Assets
Securities — AFS	$567.1	Discounted cash flow	Discount Rate	0.0% – 94.5%	6.4%
			Prepayment Rate	2.7% – 20.8%	9.2%
			Default Rate	0.0% – 9.5%	4.1%
			Loss Severity	0.2% – 83.5%	36.4%
Securities carried at fair value with changes recorded in net income	339.7	Discounted cash flow	Discount Rate	0.0% – 19.9%	6.3%
			Prepayment Rate	2.5% – 22.4%	11.5%
			Default Rate	0.0% – 5.9%	4.1%
			Loss Severity	3.8% – 39.0%	25.1%
FDIC Receivable	54.8	Discounted cash flow	Discount Rate	7.8% – 18.4%	9.4%
			Prepayment Rate	2.0% – 14.0%	3.6%
			Default Rate	6.0% – 36.0%	10.8%
			Loss Severity	20.0% – 65.0%	31.6%
Total Assets	$961.6
Liabilities
FDIC True-up liability	$(56.9)	Discounted cash flow	Discount Rate	4.1% – 4.1%	4.1%
Consideration holdback liability	(60.8)	Discounted cash flow	Payment Probability	0% – 100%	53.8%
			Discount Rate	3.0% – 3.0%	3.0%
Derivative liabilities — non qualifying	(55.5)	Market Comparables(1)
Total Liabilities	$(173.2)
(1)	The valuation of these derivatives is primarily related to the GSI facilities which is based on several factors using a discounted cash flow methodology, including a) funding costs for similar financings based on current market conditions; b) forecasted usage of long-dated facilities through the final maturity date in 2028; and c) forecasted amortization, due to principal payments on the underlying ABS, which impacts the amount of the unutilized portion.

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

50   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the changes in estimated fair value for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

Changes in Estimated Fair Value of Level 3 Financial Assets and Liabilities Measured on a Recurring Basis (dollars in millions)

	Securities- AFS	Securities carried at fair value with changes recorded in net income	FDIC Receivable	Derivative assets- non qualifying(1)	Derivative liabilities- non- qualifying(2)	FDIC True-up Liability	Consideration holdback Liability
December 31, 2015	$567.1	$339.7	$54.8	$–	$(55.5)	$(56.9)	$(60.8)
Included in earnings	(4.6)	11.6	4.8	0.4	7.2	(4.4)	(0.5)
Included in comprehensive income	22.1	–	–	–	–	–	–
Impairment	(2.2)	–	–	–	–	–	–
Settlements	(72.0)	(50.0)	(10.3)	–	–	–	14.3
Balance as of September 30, 2016	$510.4	$301.3	$49.3	$0.4	$(48.3)	$(61.3)	$(47.0)
December 31, 2014	$–	$–	$–	$–	$(26.6)	$–	$–
Included in earnings	(0.2)	–	0.7	–	(30.5)	–	–
Included in comprehensive income	(10.9)	–	–	–	–	–	–
Purchases	992.8	–	54.8	–	–	(56.3)	(60.8)
Settlements	(29.2)	–	(1.3)	–	–	–	–
Balance as of September 30, 2015	$952.5	$–	$54.2	$–	$(57.1)	$(56.3)	$(60.8)
(1)	Valuation of Interest Rate Lock Commitments.
(2)	Primarily includes the valuation of the derivatives related to the TRS facilities and written options on certain CIT Bank CDs.

The Company monitors the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in the observability of key inputs to a fair value measurement may result in a transfer of assets or liabilities between Level 1, 2 and 3. The Company’s policy is to recognize transfers in and transfers out as of the end of the reporting period. For the quarters ended September 30, 2016 and 2015, there were no transfers into or out of Level 3.

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

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents assets measured at estimated fair value on a non-recurring basis for which a non-recurring change in fair value has been recorded in the current year:

Carrying Value of Assets Measured at Fair Value on a Non-recurring Basis (dollars in millions)

		Fair Value Level at Reporting Date
	Total Carrying Value	Level 1	Level 2	Level 3	Total (Losses)
Assets
September 30, 2016
Assets held for sale	$1,598.0	$–	$3.7	$1,594.3	$(41.2)
Other real estate owned and repossessed assets	88.7	–	–	88.7	(5.8)
Impaired loans	125.6	–	–	125.6	(20.0)
Total	$1,812.3	$–	$3.7	$1,808.6	$(67.0)
December 31, 2015
Assets held for sale	$1,648.3	$–	$31.0	$1,617.3	$(32.0)
Other real estate owned and repossessed assets	127.3	–	–	127.3	(5.7)
Impaired loans	127.6	–	–	127.6	(21.9)
Total	$1,903.2	$–	$31.0	$1,872.2	$(59.6)

Assets of continuing operations that are measured at fair value on a non-recurring basis are as follows:

Assets Held for Sale — Assets held for sale are recorded at the lower of cost or fair value on the balance sheet. Loans are transferred from held for investment to AHFS at the lower of cost or fair value. At the time of transfer, a write-down of the loan is recorded as a charge-off, if applicable. Once classified as AHFS, the amount by which the carrying value exceeds fair value is recorded as a valuation allowance. If there is no liquid secondary market for the operating lease and other assets held for sale in the Company’s portfolio, the fair value is estimated based on a binding contract, current letter of intent or other third-party valuation, or using internally generated valuations or discounted cash flow technique, all of which are Level 3 inputs. Certain of the loans held for sale were valued utilizing Level 2 inputs. In those instances where third party valuations were utilized, the most significant assumptions were the discount rates which ranged from 5.0% to 12.2%. The estimated fair value of assets held for sale with impairment was $1,598.0 million at September 30, 2016 and $1,652.5 million at December 31, 2015.

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

FDIC Receivable (dollars in millions)

	September 30, 2016
	Estimated Fair Value Carrying Amount	Aggregate Unpaid Principal	Difference Between Estimated Fair Value and Aggregate Unpaid Principal Balance
FDIC Receivable	$49.3	$178.8	$129.4
	December 31, 2015
	Estimated Fair Value Carrying Amount	Aggregate Unpaid Principal	Difference Between Estimated Fair Value and Aggregate Unpaid Principal Balance
FDIC Receivable	$54.8	$204.5	$149.7

The gains and losses due to changes in the estimated fair value of the FDIC receivable under the fair value option are included in earnings for the quarter ended September 30, 2016 and shown in the Financial Assets and Liabilities Measured at Estimated Fair Value on a Recurring Basis section of this Note.

Item 1.  Consolidated Financial Statements  53

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Fair Values of Financial Instruments

The carrying values and estimated fair values of financial instruments presented below exclude leases and certain other assets and liabilities, which are not required for disclosure.

Financial Instruments (dollars in millions)

		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
September 30, 2016
Financial Assets
Cash and interest bearing deposits	$7,433.6	$7,433.6	$–	$–	$7,433.6
Derivative assets at fair value — non-qualifying hedges	116.1	–	115.7	0.4	116.1
Derivative assets at fair value — qualifying hedges	8.8	–	8.8	–	8.8
Assets held for sale (excluding leases)	1,125.3	–	164.5	968.4	1,132.9
Loans (excluding leases)	27,084.5	–	430.0	26,431.0	26,861.0
Investment securities(1)	3,592.4	0.2	2,446.6	1,152.5	3,599.3
Indemnification assets(2)	259.7	–	–	215.8	215.8
Other assets subject to fair value disclosure and unsecured counterparty receivables(3)	1,094.9	–	–	1,094.9	1,094.9
Financial Liabilities
Deposits(4)	(32,883.7)	–	–	(33,145.8)	(33,145.8)
Derivative liabilities at fair value — non-qualifying hedges	(153.3)	–	(105.0)	(48.3)	(153.3)
Derivative liabilities at fair value — qualifying hedges	(2.1)	–	(2.1)	–	(2.1)
Borrowings(4)	(16,667.8)	–	(15,214.2)	(2,069.0)	(17,283.2)
Credit balances of factoring clients	(1,228.9)	–	–	(1,228.9)	(1,228.9)
Other liabilities subject to fair value disclosure(5)	(1,973.2)	–	–	(1,973.2)	(1,973.2)
December 31, 2015
Financial Assets
Cash and interest bearing deposits	$8,301.5	$8,301.5	$–	$–	$8,301.5
Derivative assets at fair value — non-qualifying hedges	95.6	–	95.6	–	95.6
Derivative assets at fair value — qualifying hedges	45.5	–	45.5	–	45.5
Assets held for sale (excluding leases)	738.8	21.8	55.8	669.1	746.7
Loans (excluding leases)	28,244.2	–	975.5	26,509.1	27,484.6
Investment securities(1)	2,953.8	11.5	1,678.7	1,265.0	2,955.2
Indemnification assets(2)	348.4	–	–	323.2	323.2
Other assets subject to fair value disclosure and unsecured counterparty receivables(3)	1,004.5	–	–	1,004.5	1,004.5
Financial Liabilities
Deposits(4)	(32,813.8)	–	–	(32,972.2)	(32,972.2)
Derivative liabilities at fair value — non-qualifying hedges	(103.3)	–	(47.8)	(55.5)	(103.3)
Derivative counterparty liabilities at fair value	(0.3)	–	(0.3)	–	(0.3)
Borrowings(4)	(18,717.1)	–	(16,358.2)	(2,808.8)	(19,167.0)
Credit balances of factoring clients	(1,344.0)	–	–	(1,344.0)	(1,344.0)
Other liabilities subject to fair value disclosure(5)	(1,943.5)	–	–	(1,943.5)	(1,943.5)
(1)	Level 3 estimated fair value at September 30, 2016, includes debt securities AFS ($510.4 million), securities carried at fair value with changes recorded in net income ($301.3 million), non-marketable investments ($272.7 million), and debt securities HTM ($68.1 million). Level 3 estimated fair value at December 31, 2015 included debt securities AFS ($567.1 million), debt securities carried at fair value with changes recorded in net income ($339.7 million), non-marketable investments ($291.9 million), and debt securities HTM ($66.3 million).
(2)	The indemnification assets at September 30, 2016, included in the above table does not include Agency claims indemnification ($102.5 million), as they are not considered financial instruments. The indemnification assets at December 31, 2015 included in the above table does not include Agency claims indemnification ($65.6 million) and Loan indemnification ($0.7 million), as they are not considered financial instruments.
(3)	Other assets subject to fair value disclosure primarily include accrued interest receivable and miscellaneous receivables. These assets have carrying values that approximate fair value generally due to the short-term nature and are classified as Level 3. The unsecured counterparty receivables primarily consist of amounts owed to CIT from GSI for debt discount, return of collateral posted to GSI and settlements resulting from market value changes to asset-backed securities underlying the TRS.
(4)	Deposits and borrowings include accrued interest, which is included in “Other liabilities” in the Balance Sheet.
(5)	Other liabilities subject to fair value disclosure include accounts payable, accrued liabilities, customer security and maintenance deposits and miscellaneous liabilities. The fair value of these approximate carrying value and are classified as level 3.

54   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The methods and assumptions used to estimate the fair value of each class of financial instruments are explained below:

Cash and interest bearing deposits — The carrying values of cash and cash equivalents are at face amount. The impact of the time value of money from the unobservable discount rate for restricted cash is inconsequential as of September 30, 2016 and December 31, 2015. Accordingly cash and cash equivalents and restricted cash approximate estimated fair value and are classified as Level 1.

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

Assets held for sale — Assets held for sale are recorded at the lower of cost or fair value on the balance sheet. Of the assets held for sale above, $164.5 million carrying amount at September 30, 2016 was valued using Level 2 inputs. As there is no liquid secondary market for the other assets held for sale in the Company’s portfolio, the fair value is estimated based on a binding contract, current letter of intent or other third-party valuation, or using internally generated valuations or discounted cash flow technique, all of which are Level 3 inputs. Commercial loans are generally valued individually, while small ticket commercial loans are valued on an aggregate portfolio basis.

Loans — Within the Loans category, there are several types of loans as follows:

■	Commercial and Consumer Loans — Of the loan balance above, $430.0 million and $975.5 million at September 30, 2016 and December 31, 2015, respectively, were valued using Level 2 inputs. As there is no liquid secondary market for the other loans in the Company’s portfolio, the fair value is estimated based on discounted cash flow analyses which use Level 3 inputs at both September 30, 2016 and December 31, 2015. In addition to the characteristics of the underlying contracts, key inputs to the analysis include interest rates, prepayment rates, and credit spreads. For the commercial loan portfolio, the market based credit spread inputs are derived from instruments with comparable credit risk characteristics obtained from independent third party vendors. As these Level 3 unobservable inputs are specific to individual loans/collateral types, management does not believe that sensitivity analysis of individual inputs is meaningful, but rather that sensitivity is more meaningfully assessed through the evaluation of aggregate carrying values of the loans. The fair value of loans at September 30, 2016 was $26.9 billion, which was 99.2% of carrying value. The fair value of loans at December 31, 2015 was $27.5 billion, which was 97.3% of carrying value.
■	Impaired Loans — The value of impaired loans is estimated using the fair value of collateral (on an orderly liquidation basis) if the loan is collateralized, the present value of expected cash flows utilizing the current market rate for such loan, or observable market price. As these Level 3 unobservable inputs are specific to individual loans/collateral types, management does not believe that sensitivity analysis of individual inputs is meaningful, but rather that sensitivity is more meaningfully assessed through the evaluation of aggregate carrying values of impaired loans relative to contractual amounts owed (unpaid principal balance or “UPB”) from customers. As of September 30, 2016, the UPB related to impaired loans totaled $205.1 million. Including related allowances, these loans are carried at $143.4 million, or 69.9% of UPB. Of these amounts, $40.9 million and $20.3 million of UPB and carrying value, respectively, relate to loans with no specific allowance. As of December 31, 2015 the UPB related to impaired loans totaled $172.5 million and including related allowances, these loans were carried at $121.8 million, or 70.6% of UPB. Of these amounts, $33.3 million and $21.9 million of UPB and carrying value, respectively, relate to loans with no specific allowance. The difference between UPB and carrying value reflects cumulative charge-offs on accounts

Item 1.  Consolidated Financial Statements  55

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

Borrowings

■	Unsecured debt — Approximately $10.6 billion par value at September 30, 2016 and $10.7 billion par value at December 31, 2015 were valued using market inputs, which are Level 2 inputs.
■	Secured borrowings — The title has been conformed to the presentation in Note 8 — Borrowings, whereby secured borrowings includes both structured financings and FHLB Advances. Approximately $4.0 billion par value at September 30, 2016 and $5.1 billion par value at December 31, 2015 were valued using market inputs, which are Level 2 inputs. Where market estimates were not available for approximately $2.0 billion and $2.7 billion par value at September 30, 2016 and December 31, 2015, respectively, values were estimated using a discounted cash flow analysis with a discount rate approximating current market rates for issuances by CIT of similar debt, which are Level 3 inputs. Included in the above, the estimated fair value of FHLB Advances is based on a discounted cash flow model that utilizes benchmark interest rates and other observable market inputs. The discounted cash flow model uses the contractual advance features to determine the cash flows with a zero spread to the forward FHLB curve, which are discounted using observable benchmark interest rates. As the model inputs can be observed in a liquid market and the model does not require significant judgment, FHLB advances are classified as Level 2.

Credit balances of factoring clients — The impact of the time value of money from the unobservable discount rate for credit balances of factoring clients is inconsequential due to the short term nature of these balances (typically 90 days or less) as of September 30, 2016 and December 31, 2015. Accordingly, credit balances of factoring clients approximate estimated fair value and are classified as Level 3.

NOTE 11 — STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Loss

The following table details the components of Accumulated Other Comprehensive Loss, net of tax:

Components of Accumulated Other Comprehensive Loss (dollars in millions)

	September 30, 2016			December 31, 2015
	Gross Unrealized	Income Taxes	Net Unrealized	Gross Unrealized	Income Taxes	Net Unrealized
Foreign currency translation adjustments	$(26.8)	$(22.6)	$(49.4)	$(29.8)	$(35.9)	$(65.7)
Changes in benefit plan net gain (loss) and prior service (cost)/credit	(75.0)	7.0	(68.0)	(76.3)	7.0	(69.3)
Unrealized net gains (losses) on available for sale securities	21.3	(8.1)	13.2	(11.4)	4.3	(7.1)
Total accumulated other comprehensive loss	$(80.5)	$(23.7)	$(104.2)	$(117.5)	$(24.6)	$(142.1)

56   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table details the changes in the components of Accumulated Other Comprehensive Loss, net of income taxes:

Changes in Accumulated Other Comprehensive Loss by Component (dollars in millions)

	Foreign currency translation adjustments	Changes in benefit plan net gain (loss) and prior service (cost) credit	Unrealized net gains (losses) on available for sale securities	Total AOCI
Balance as of December 31, 2015	$(65.7)	$(69.3)	$(7.1)	$(142.1)
AOCI activity before reclassifications	11.6	(0.2)	20.3	31.7
Amounts reclassified from AOCI	4.7	1.5	–	6.2
Net current period AOCI	16.3	1.3	20.3	37.9
Balance as of September 30, 2016	$(49.4)	$(68.0)	$13.2	$(104.2)
Balance as of December 31, 2014	$(75.4)	$(58.5)	$–	$(133.9)
AOCI activity before reclassifications	(55.6)	(1.7)	(5.9)	(63.2)
Amounts reclassified from AOCI	22.2	0.6	–	22.8
Net current period AOCI	(33.4)	(1.1)	(5.9)	(40.4)
Balance as of September 30, 2015	$(108.8)	$(59.6)	$(5.9)	$(174.3)

Other Comprehensive Income/(Loss)

The amounts included in the Statement of Comprehensive Income are net of income taxes.

Foreign currency translation reclassification adjustments impacting net income was insignificant for the quarter ended September 30, 2016 and was $18.8 million for the prior year quarter ended September 30, 2015 and were $4.7 million and $22.2 million for the nine months ended September 30, 2016 and 2015, respectively. The change in income taxes associated with foreign currency translation adjustments was $(1.4) million and $(20.4) million for the quarters ended September 30, 2016 and 2015, respectively and was $13.3 million and $(33.5) million for the nine months ended September 30, 2016 and September 30, 2015, respectively.

The changes in benefit plans net gain/(loss) and prior service (cost)/credit reclassification adjustments impacting net income was $0.1 million and $0.5 million for the quarters ended September 30, 2016 and 2015, respectively; and was $1.5 million and $0.6 million for the nine months ended September 30, 2016 and 2015, respectively. The change in income taxes associated with changes in benefit plans net gain/(loss) and prior service (cost)/credit was insignificant and $(0.3) million for the quarters ended September 30, 2016 and 2015 and was insignificant for the year to date periods ended September 30, 2016 and 2015, respectively.

There were no reclassification adjustments impacting net income for unrealized gains (losses) on available for sale securities for the quarters or year to date periods ended September 30, 2016 and 2015. The change in income taxes associated with net unrealized gains on available for sale securities was $(3.3) million and approximately $4.0 million for the quarters ended September 30, 2016 and 2015, respectively and was $(12.4) million and $3.8 million for the nine months ended September 30, 2016 and 2015, respectively.

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

Item 1.  Consolidated Financial Statements  57

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Reclassifications Out of Accumulated Other Comprehensive Income (dollars in millions)

	Quarters Ended September 30,
	2016			2015
	Gross Amount	Tax	Net Amount	Gross Amount	Tax	Net Amount	Income Statement line item
Foreign currency translation adjustments gains (losses)	$–	$–	$–	$19.2	$(0.4)	$18.8	Other Income
Changes in benefit plan net gain/(loss) and prior service (cost)/credit gains (losses)	0.1	–	0.1	0.7	(0.2)	0.5	Operating Expenses
Total Reclassifications out of AOCI	$0.1	$–	$0.1	$19.9	$(0.6)	$19.3
	Nine Months Ended September 30,
	2016			2015
	Gross Amount	Tax	Net Amount	Gross Amount	Tax	Net Amount	Income Statement line item
Foreign currency translation adjustments gains (losses)	$3.6	$1.1	$4.7	$22.6	$(0.4)	$22.2	Other Income
Changes in benefit plan net gain/(loss) and prior service (cost)/credit gains (losses)	1.7	(0.2)	1.5	0.9	(0.3)	0.6	Operating Expenses
Total Reclassifications out of AOCI	$5.3	$0.9	$6.2	$23.5	$(0.7)	$22.8

NOTE 12 — REGULATORY CAPITAL

The Company and the Bank are each subject to various regulatory capital requirements administered by the FRB and the OCC. Quantitative measures established by regulation to ensure capital adequacy require that the Company and the Bank each maintain minimum amounts and ratios of Total, Tier 1 and Common Equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. We compute capital ratios in accordance with Federal Reserve capital guidelines and OCC capital guidelines for assessing adequacy of capital for the Company and CIT Bank, respectively. At September 30, 2016 and December 31, 2015, the regulatory capital guidelines applicable to the Company and the Bank were based on the Basel III Final Rule.

The calculation of the Company’s regulatory capital ratios are subject to review and consultation with the FRB, which may result in refinements to amounts reported at September 30, 2016.

58   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the actual and minimum required capital ratios:

Tier 1 Capital and Total Capital Components (dollars in millions)

	CIT		CIT Bank, N.A.
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Tier 1 Capital
Total stockholders’ equity(1)	$11,237.0	$10,978.1	$5,535.1	$5,606.4
Effect of certain items in accumulated other comprehensive loss excluded from Tier 1 Capital and qualifying noncontrolling interests	55.3	76.9	(13.3)	7.0
Adjusted total equity	11,292.3	11,055.0	5,521.8	5,613.4
Less: Goodwill(2)	(1,099.8)	(1,130.8)	(810.3)	(830.8)
Disallowed deferred tax assets	(804.4)	(904.5)	–	–
Disallowed intangible assets(2)	(71.3)	(53.6)	(83.1)	(58.3)
Other Tier 1 components(3)	(5.8)	(0.1)	–	–
Common Equity Tier 1 Capital	9,311.0	8,966.0	4,628.4	4,724.3
Tier 1 Capital	9,311.0	8,966.0	4,628.4	4,724.3
Tier 2 Capital
Qualifying allowance for credit losses and other reserves(4)	469.3	403.3	439.5	374.7
Other Tier 2 components(5)	–	–	0.1	–
Total qualifying capital	$9,780.3	$9,369.3	$5,068.0	$5,099.0
Risk-weighted assets	$66,802.2	$69,563.6	$35,239.4	$36,809.5
Common Equity Tier 1 Capital (to risk-weighted assets):
Actual	13.9%	12.9%	13.1%	12.8%
Effective minimum ratios under Basel III guidelines(6)	5.125%	4.5%	5.125%	4.5%
Tier 1 Capital (to risk-weighted assets):
Actual	13.9%	12.9%	13.1%	12.8%
Effective minimum ratios under Basel III guidelines(6)	6.625%	6.0%	6.625%	6.0%
Total Capital (to risk-weighted assets):
Actual	14.6%	13.5%	14.4%	13.9%
Effective minimum ratios under Basel III guidelines(6)	8.625%	8.0%	8.625%	8.0%
Tier 1 Leverage Ratio:
Actual	14.4%	13.5%	10.9%	10.9%
Required minimum ratio for capital adequacy purposes	4.0%	4.0%	4.0%	4.0%
(1)	See Consolidated Balance Sheets for the components of Total stockholders’ equity.
(2)	Goodwill and disallowed intangible assets adjustments also reflect the portion included within assets held for sale.
(3)	September 30th, 2016 amount represents the Volcker Rule requirement of deducting covered funds from equity. This requirement was first implemented in the second quarter of 2016. December 31, 2015 amount includes the Tier 1 capital charge for nonfinancial equity instruments under Basel I.
(4)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit, and deferred purchase agreements, all of which are recorded in Other Liabilities.
(5)	Banking organizations are permitted to include in Tier 2 Capital up to 45% of net unrealized pretax gains on available-for-sale equity securities with readily determinable fair values.
(6)	Required ratios under Basel III Final Rule in effect as of the reporting date.

Item 1.  Consolidated Financial Statements  59

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

The Basel III Final Rule established new minimum capital ratios for CET1, Tier 1 capital, and Total capital of 4.5%, 6.0% and 8.0%, respectively. In addition, the Basel III Final Rule also introduced a new “capital conservation buffer”, composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity – repurchases and compensation based on the amount of the shortfall. This buffer was implemented beginning January 1, 2016 at the 0.625% level and increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.

NOTE 13 — INCOME TAXES

The Company’s global effective income tax rate from continuing operations for the third quarter and the nine months ended September 30, 2016 before discrete items was 27% and 31%, respectively, compared to 24% in the year-ago quarter and 27% in the year-ago nine months period. The increase in the global effective tax rate is primarily driven by the impact of higher domestic earnings, which shifted the geographic mix of earnings. The tax provision for the third quarter and the nine months ended September 30, 2016 reflected federal and state income taxes in the U.S. as well as taxes on earnings of certain international operations.

Included in the net discrete tax expense of $16 million and $8 million for the current quarter and year to date was:

■	$16 million tax expense recorded this quarter related to the establishment of valuation allowances against certain international net deferred tax assets due to the exit of our international non-strategic portfolios,
■	$14 million tax benefit, including interest and penalties, recorded in the first quarter resulting from favorable actions taken by the tax authorities related to uncertain tax positions taken on certain prior year non-U.S. tax returns, and
■	Miscellaneous other $6 million of net tax expense items year to date.

Included in the 2015 discrete tax benefit of $593 million and $598 million for the quarter and year to date was:

■	$647 million tax benefit recorded in the third quarter corresponding to a reduction to the U.S. federal deferred tax asset valuation allowance after considering the impact on earnings of the OneWest acquisition to support the Company’s ability to utilize the U.S. federal net operating losses,
■	$29 million tax expense including interest and penalties recorded in the third quarter related to an uncertain tax position taken on certain prior year international tax returns,
■	$28 million tax expense recorded in the third quarter related to establishment of domestic and international deferred tax liabilities as a result of Management’s decision to no longer assert its intent to indefinitely reinvest its unremitted earnings in China, and
■	$9 million tax benefit recorded in the prior quarter corresponding to a reduction of certain tax reserves upon the receipt of a favorable tax ruling on an uncertain tax position taken on prior years’ tax returns.

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

The Company maintained a valuation allowance of $37 million against certain non-U.S. reporting entities’ net DTAs at September 30, 2016, down from $91 million at December 31, 2015. In January 2016, the Company sold its U.K. equipment finance business. Thus, there was a reduction of approximately $70 million to the respective U.K. reporting entities’ net DTAs along with their associated valuation allowances. During the third quarter, the Company established $16 million valuation allowance on the China reporting entities’ net DTAs. In the evaluation process related to the net DTAs of the Company’s other international reporting entities, uncertainties surrounding

60   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

the future international business operations have made it challenging to reliably project future taxable income. Management will continue to assess the forecast of future taxable income as the business plans for these international reporting entities evolve and evaluate potential tax planning strategies to utilize these net DTAs.

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

Liabilities for Uncertain Tax Positions

The Company’s potential liability for uncertain tax positions before interest and penalties totaled $38.0 million at September 30, 2016 and $46.7 million at December 31, 2015. The decrease in the balance is mainly associated with favorable tax actions taken by the tax authorities related to uncertain tax positions taken on certain prior year non-U.S. income tax returns.

The Company anticipates changes to its uncertain tax positions from the resolution of open tax matters and closure of statutes. Management estimates that the total potential liability before interest and penalties may be reduced by up to $5 million within the next twelve months. If these amounts are resolved in favor of the Company, they will have a favorable impact on the effective tax rate in future periods. The Company’s accrued liability for interest and penalties totaled $11.9 million at September 30, 2016 and $18.0 million at December 31, 2015. The change in balance is mainly related to the interest and penalties associated with the decrease in the above mentioned uncertain tax position taken on certain year-ago non-U.S. income tax returns. The Company recognizes accrued interest and penalties on unrecognized tax benefits in income tax expense.

NOTE 14 — COMMITMENTS

The accompanying table summarizes credit-related commitments, as well as purchase and funding commitments:

Commitments (dollars in millions)

	September 30, 2016
	Due to Expire			December 31, 2015
	Within One Year	After One Year	Total Outstanding	Total Outstanding
Financing Commitments
Financing assets	$1,417.1	$5,326.1	$6,743.2	$7,385.6
Letters of credit
Standby letters of credit	31.9	197.9	229.8	315.3
Other letters of credit	11.5	–	11.5	18.3
Guarantees
Deferred purchase agreements	2,076.5	–	2,076.5	1,806.5
Guarantees, acceptances and other recourse obligations	2.4	–	2.4	0.7
Purchase and Funding Commitments
Aerospace purchase commitments	591.2	8,346.1	8,937.3	9,618.1
Rail and other purchase commitments	395.9	27.8	423.7	898.2

Financing Commitments

Commercial

Financing commitments, referred to as loan commitments or lines of credit, reflect CIT’s agreements to lend to its customers, subject to the customers’ compliance with contractual obligations. Included in the table above are commitments that have been extended to and accepted by customers, clients or agents, but on which the criteria for funding have not been completed of $1.1 billion at September 30, 2016 and $859 million at December 31, 2015. Financing commitments also include credit line agreements to Commercial Services clients that are cancellable by us only after a notice period. The notice period is typically 90 days or less. The amount available under these credit lines, net of the amount of receivables assigned to us, was $425 million at September 30, 2016 and $406 million at December 31, 2015. As financing commitments may not be fully drawn, may expire unused, may be reduced or cancelled at the customer’s request, and may require the customer to be in compliance with certain conditions, total commitment amounts do not necessarily reflect actual future cash flow requirements.

Item 1.  Consolidated Financial Statements  61

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The table above includes approximately $1.6 billion of undrawn financing commitments at September 30, 2016 and $1.7 billion at December 31, 2015 for instances where the customer is not in compliance with contractual obligations, and therefore CIT does not have the contractual obligation to lend.

At September 30, 2016, substantially all undrawn financing commitments were senior facilities. Most of the Company’s undrawn and available financing commitments are in the Commercial Banking segment.

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

Consumer

Financing commitments in the table above include $44 million associated with discontinued operations at September 30, 2016 consisting of HECM reverse mortgage loan commitments.

In conjunction with the OneWest Transaction, the Company is committed to fund draws on certain reverse mortgages in conjunction with loss sharing agreements with the FDIC. The FDIC agreed to indemnify the Company for losses on the first $200 million of draws that occur subsequent to the purchase date. In addition, the FDIC agreed to fund any other draws in excess of the $200 million. The Company’s net exposure for loan commitments on the reverse mortgage draws on those purchased loans was $54 million at September 30, 2016. See Note 5 — Indemnification Assets for further discussion on loss sharing agreements with the FDIC. In addition, as servicer of HECM loans, the Company is required to repurchase the loan out of the GNMA HMBS securitization pools once the outstanding principal balance is equal to or greater than 98% of the maximum claim amount.

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

The table above includes $1,984 million and $1,720 million of DPA credit protection at September 30, 2016 and December 31, 2015, respectively, related to receivables which have been presented to us for credit protection after shipment of goods has occurred and the customer has been invoiced. The table also includes $92 million and $87 million available under DPA credit line agreements, net of the amount of DPA credit protection provided at September 30, 2016 and December 31, 2015, respectively. The DPA credit line agreements specify a contractually committed amount of DPA credit protection and are cancellable by us only after a notice period. The notice period is typically 90 days or less.

The methodology used to determine the DPA liability is similar to the methodology used to determine the allowance for loan losses associated with the finance receivables, which reflects embedded losses based on various factors, including expected losses reflecting the Company’s internal customer and facility credit ratings. The liability recorded in Other Liabilities related to the DPAs totaled $5.7 million and $4.4 million at September 30, 2016 and December 31, 2015, respectively.

Purchase and Funding Commitments

CIT’s purchase commitments relate primarily to purchases of commercial aircraft and rail equipment. Commitments to purchase new commercial aircraft are predominantly with Airbus Industries (“Airbus”) and The Boeing Company (“Boeing”). CIT may also commit to purchase an aircraft directly from an airline. Aerospace equipment purchases are contracted for specific models, using baseline aircraft specifications at fixed prices, which reflect discounts from fair market purchase prices prevailing at the time of commitment. The delivery price of an aircraft may change depending on final specifications. Equipment purchases are recorded at the delivery date. The estimated commitment amounts in the preceding table are based on contracted purchase prices reduced for pre-delivery payments to date and exclude buyer furnished equipment selected by the lessee. Pursuant to existing contractual commitments, 131

62   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

aircraft remain to be purchased from Airbus, Boeing and Embraer at September 30, 2016. Aircraft deliveries are scheduled periodically through 2020. Commitments exclude unexercised options to order additional aircraft.

The Company’s rail business entered into commitments to purchase railcars from multiple manufacturers. At September 30, 2016, approximately 3,500 railcars remain to be purchased from manufacturers with deliveries through 2018. Rail equipment purchase commitments are at fixed prices subject to price increases for certain materials.

Other vendor purchase commitments primarily relate to Equipment Finance.

Other Commitments

The Company has commitments to invest in affordable housing investments, and other investments qualifying for community reinvestment tax credits. These commitments are payable on demand. As of September 30, 2016, these commitments were $7 million. These commitments are recorded in accrued expenses and Other liabilities in the condensed Consolidated Balance Sheet.

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

For certain Litigation matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of established reserves and insurance. For other matters for which a loss is probable or reasonably possible, such an estimate cannot be determined. For Litigation where losses are reasonably possible, management currently estimates the aggregate range of reasonably possible losses as up to $115 million in excess of established reserves and insurance related to those matters, if any. This estimate represents reasonably possible losses (in excess of established reserves and insurance) over the life of such Litigation, which may span a currently indeterminable number of years, and is based on information currently available as of September 30, 2016. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate.

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

Notices of infraction were issued to Banco CIT relating to the payment of Imposto sobre Circulaco de Mercadorias e Servicos (“ICMS”) taxes charged by Brazilian states in connection with the importation of equipment. The state of São Paulo claims that Banco CIT should have paid it ICMS taxes for tax years 2006 – 2009 because Banco CIT, the purchaser, was located in São Paulo. Instead, the ICMS taxes were paid to the state of Espirito Santo where the imported equipment arrived. A regulation issued by São Paulo in December 2013 reaffirms a 2009 agreement by São Paulo to conditionally recognize ICMS tax payments made to Espirito Santo. An assessment related to taxes paid to Espirito Santo was upheld in a ruling issued by the administrative court in May 2014. That ruling has been appealed. Another assessment related to taxes paid to Espirito Santo remains pending. Petitions seeking São Paulo’s recognition of the taxes paid to Espirito Santo have been filed in a general amnesty program. In conjunction with the stock sale, the Company posted a letter of credit in the amount of 75 million Reais ($23 million USD) to secure the indemnity obligation for the ICMS Tax Appeals.

Item 1.  Consolidated Financial Statements  63

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

HUD OIG INVESTIGATION

In 2009, OneWest Bank acquired the reverse mortgage loan portfolio and related servicing rights of Financial Freedom Senior Funding Corporation, including HECM loans from the FDIC as Receiver for IndyMac Federal Bank. HECM loans are insured by the FHA and administered by HUD. Subject to certain requirements, the loans acquired from the FDIC are covered by indemnification agreements. In addition, Financial Freedom is the servicer of HECM loans owned by third party investors. Beginning in the third quarter of 2015, the Office of the Inspector General for HUD (the “HUD OIG”) served a series of subpoenas on the Company regarding HECM loans. The subpoenas request documents and other information related to Financial Freedom’s HECM loan origination and servicing business, including the curtailment of interest payments on HECM insurance claims. The Company continues to cooperate with the investigation and has begun discussions with the HUD OIG regarding the potential resolution of the matter. We do not expect the outcome of the investigation to have a material adverse effect on the Company’s financial condition or results of operations in light of existing reserves.

Forward Mortgage Obligations

As owner and servicer of forward residential mortgage loans, the Company is exposed to contingent obligations for various obligations including breaches of servicer obligations and other contractual obligations as set forth in industry regulations, in servicing agreements and other agreements with the applicable counterparties, such as the FDIC, Fannie Mae and other third party investors.

The Company has established reserves for contingent liabilities associated with continuing forward mortgage operations. While the Company believes that such accrued liabilities are adequate, management currently estimates the aggregate range of reasonably possible losses as up to $55 million in excess of established reserves and insurance, if any. This estimate is based on information currently available as of September 30, 2016. The obligations underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate.

Indemnification Obligations

In connection with the OneWest acquisition, CIT assumed the obligation to indemnify Ocwen Loan Servicing, LLC (“Ocwen”) against certain claims that may arise from servicing errors which are deemed attributable to the period prior to June 2013, when OneWest sold its servicing business to Ocwen, such as repurchase demands, non-recoverable servicing advances and compensatory fees imposed by the GSEs for servicer delays in completing the foreclosure process within the prescribed timeframe established by the servicer guides or agreements, exclusive of losses or repurchase obligations and certain agency fees, and which are limited to an aggregate amount of $150 million and expire three years from closing (February 2017). Ocwen is responsible for liabilities arising from servicer obligations following the service transfer date because substantially all risks and rewards of ownership have been transferred; except for certain Agency fees or loan repurchase amounts. As of September 30, 2016, the cumulative indemnification obligation totaled approximately $49 million, which reduced the Company’s $150 million maximum potential indemnity obligation to Ocwen. Because of the uncertainty in the ultimate resolution and estimated amount of the indemnification obligation, it is reasonably possible that the obligation could exceed the Company’s recorded liability by up to approximately $25 million as of September 30, 2016.

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

NOTE 16 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the third quarter of 2015, Strategic Credit Partners Holdings LLC (the “JV”), a joint venture between CIT Group Inc. (“CIT”) and TPG Special Situations Partners (“TSSP”), was formed. The JV extends credit in senior-secured, middle-market corporate term loans, and, in certain circumstances, is a participant to such loans. Participation could be in corporate loans originated by CIT. The JV may acquire other types of loans, such as subordinate corporate loans, second lien loans, revolving loans, asset backed loans and real estate loans. Through September 30, 2016, loans of $164 million were sold to the joint venture, while our investment was $9.5 million and $4.6 million at September 30, 2016 and December 31, 2015, respectively. CIT also maintains an equity interest of 10% in the JV.

During 2014, the Company formed two joint ventures (collectively “TC-CIT Aviation”) between CIT Aerospace and Century Tokyo Leasing Corporation (“CTL”). CIT records its net investment under the equity method of accounting. Under the terms of the agreements, TC-CIT Aviation will acquire commercial aircraft that will be leased to airlines around the globe. CIT Aerospace is responsible for arranging future aircraft acquisitions, negotiating leases, servicing the portfolio and administering the entities. Initially, CIT Aerospace sold 14 commercial aircraft to TC-CIT Aviation in transactions with an aggregate value of approximately $0.6 billion; including nine aircraft sold in 2014 and five aircraft sold in the first quarter of 2015 (these five aircraft were sold at an aggregate amount of $240 million). In addition to the initial 14 commercial aircraft, CIT sold 5 commercial aircraft with an aggregate value of $226 million in the year ended December 31, 2015. There were no aircraft sold to TC-CIT Aviation year

64   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

to date, as of September 30, 2016. In 2016, servicing fees of $7.1 million were billed by CIT to TC-CIT Aviation for the nine months ended September 30, 2016. CIT also made and maintains a minority equity investment in TC-CIT Aviation in the amount of approximately $65 million at September 30, 2016. CTL made and maintains a majority equity interest in the joint venture and is a lender to the companies.

CIT invests in various trusts, partnerships, and limited liability corporations established in conjunction with structured financing transactions of equipment, power and infrastructure projects. CIT’s interests in these entities were entered into in the ordinary course of business. Other assets included approximately $243 million and $224 million at September 30, 2016 and December 31, 2015, respectively, of tax credit investments and investments in non-consolidated entities (including the two joint ventures discussed above) relating to such transactions that are accounted for under the equity or cost methods.

The combination of investments in and loans to non-consolidated entities represents the Company’s maximum exposure to loss, as the Company does not provide guarantees or other forms of indemnification to non-consolidated entities.

As of September 30, 2016 and December 31, 2015, a wholly-owned subsidiary of the Company subserviced loans for a related party with unpaid principal balances of $178.8 million and $204.5 million, respectively.

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

Transportation Finance offers secured lending and leasing products to midsize and larger companies across the aerospace, rail and maritime industries. Revenues are generated by rents collected on leased assets, interest on loans, fees, and gains from assets sold. As detailed in Note 19 — Subsequent Events, the Company entered into a definitive agreement to sell the vast majority of the existing Commercial Air business, except for certain aerospace loans funded in CIT Bank.

Item 1.  Consolidated Financial Statements  65

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Consumer and Community Banking, through its 70 branches and on-line channel, offers deposits and lending to borrowers who are buying or refinancing homes and custom loan products tailored to the clients’ financial needs. Products include checking, savings, certificates of deposit, and residential mortgage loans. The segment includes a wealth management group that offers banking services to high net worth individuals. The segment also originates qualified Small Business Administration (“SBA”) 504 and 7(a) loans.

Consumer and Community Banking also consists of legacy portfolios of single family residential mortgages and reverse mortgages, certain of which are covered by loss sharing agreements with the FDIC. Certain Covered Loans in this segment were previously acquired by OneWest Bank in connection with the IndyMac, First Federal and La Jolla transactions. The FDIC indemnified OneWest Bank against certain future losses sustained on these loans. CIT may now be reimbursed for losses under the terms of the loss share agreements with the FDIC. Eligible losses are submitted to the FDIC for reimbursement when a qualifying loss event occurs (e.g., due to foreclosure, short-sale, charge-offs or a restructuring of a single family residential mortgage loan pursuant to an agreed upon loan modification framework). Reimbursements approved by the FDIC are usually received within 60 days of submission.

NSP consists of portfolios that we no longer consider strategic. The 2016 balances reflect activity from portfolios in Canada and China, as well as from the sale of a U.K. portfolio. These portfolios include equipment financing, secured lending and leasing to small and middle-market businesses. The prior periods also include activity from other international portfolios in Mexico and Brazil, which were sold in August and December 2015, respectively, and the U.K., which was sold in January 2016.

Corporate and Other

Certain items are not allocated to operating segments and are included in Corporate & Other. Some of the more significant items include interest income on investment securities, a portion of interest expense, primarily related to corporate liquidity costs (interest expense), mark-to-market adjustments on non-qualifying derivatives (Other Income), restructuring charges for severance and facilities exit activities (operating expenses), certain intangible asset amortization expenses (other expenses) and loss on debt extinguishments and deposit redemptions.

Segment Profit and Assets

The following table presents segment data. The three-month and nine-month results for 2015 include only the results of OneWest Bank’s operations for a partial period in the third quarter of 2015.

Segment Pre-tax Income (Loss) (dollars in millions)

	Transportation Finance	Commercial Banking	Consumer and Community Banking	Non-Strategic Portfolios	Corporate & Other	Total CIT
Quarter Ended September 30, 2016
Interest income	$51.3	$285.0	$102.9	$22.6	$28.3	$490.1
Interest expense	(146.7)	(76.2)	(1.9)	(12.7)	(41.9)	(279.4)
Provision for credit losses	(5.5)	(39.2)	(1.6)	0.1	–	(46.2)
Rental income on operating leases	527.9	31.9	–	3.8	–	563.6
Other income	6.5	65.9	7.1	4.9	(10.5)	73.9
Depreciation on operating lease equipment	(154.7)	(24.4)	–	–	–	(179.1)
Maintenance and other operating lease expenses	(60.4)	–	–	–	–	(60.4)
Operating expenses / loss on debt extinguishment and deposit redemption	(61.8)	(161.2)	(87.7)	(11.0)	(15.4)	(337.1)
Income (loss) from continuing operations before (provision) benefit for income taxes	$156.6	$81.8	$18.8	$7.7	$(39.5)	$225.4
Quarter Ended September 30, 2015
Interest income	$50.2	$251.5	$73.9	$43.7	$18.4	$437.7
Interest expense	(139.7)	(67.3)	(13.8)	(27.3)	(32.2)	(280.3)
Provision for credit losses	1.6	(43.2)	(5.1)	(3.2)	–	(49.9)
Rental income on operating leases	505.7	24.6	–	9.0	–	539.3
Other income	23.0	70.7	0.1	(35.4)	(19.2)	39.2
Depreciation on operating lease equipment	(137.5)	(18.1)	–	(3.5)	–	(159.1)
Maintenance and other operating lease expenses	(55.9)	–	–	–	–	(55.9)
Operating expenses / loss on debt extinguishment	(53.6)	(146.5)	(59.0)	(26.0)	(49.1)	(334.2)
Income (loss) from continuing operations before (provision) benefit for income taxes	$193.8	$71.7	$(3.9)	$(42.7)	$(82.1)	$136.8

66   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Segment Pre-tax Income (Loss) (dollars in millions) (continued)

	Transportation Finance	Commercial Banking	Consumer and Community Banking	Non-Strategic Portfolios	Corporate & Other	Total CIT
Nine Months Ended September 30, 2016
Interest income	$153.9	$861.3	$311.5	$70.8	$83.3	$1,480.8
Interest expense	(441.3)	(224.5)	(16.7)	(40.9)	(124.9)	(848.3)
Provision for credit losses	(43.8)	(124.1)	(5.8)	0.1	–	(173.6)
Rental income on operating leases	1,609.0	87.7	–	11.6	–	1,708.3
Other income	37.0	182.3	26.9	26.1	6.8	279.1
Depreciation on operating lease equipment	(464.9)	(65.9)	–	–	–	(530.8)
Maintenance and other operating lease costs	(181.5)	–	–	–	–	(181.5)
Operating expenses / loss on debt extinguishment	(184.7)	(468.3)	(263.2)	(35.2)	(77.4)	(1,028.8)
Income (loss) from continuing operations before (provisions) benefit for income taxes	$483.7	$248.5	$52.7	$32.5	$(112.2)	$705.2
Select Period End Balances
Loans	$2,224.2	$20,564.7	$7,129.3	$–	$–	$29,918.2
Credit balances of factoring clients	–	1,228.9	–	–	–	1,228.9
Assets held for sale	1,084.6	331.7	41.7	1,004.1	–	2,462.1
Operating lease equipment, net	16,606.2	348.6	–	–	–	16,954.8
Nine Months Ended September 30, 2015
Interest income	$137.3	$618.7	$73.9	$145.3	$27.3	$1,002.5
Interest expense	(439.0)	(196.8)	(13.8)	(99.3)	(67.9)	(816.8)
Provision for credit losses	(5.9)	(85.6)	(5.1)	(6.3)	–	(102.9)
Rental income on operating leases	1,500.3	71.5	–	29.8	–	1,601.6
Other income	72.2	201.6	0.1	(42.6)	(42.2)	189.1
Depreciation on operating lease equipment	(410.1)	(52.8)	–	(10.8)	–	(473.7)
Maintenance and other operating lease costs	(151.4)	–	–	–	–	(151.4)
Operating expenses / loss on debt extinguishment	(184.6)	(410.5)	(59.0)	(97.6)	(59.2)	(810.9)
Income (loss) from continuing operations before (provisions) benefit for income taxes	$518.8	$146.1	$(3.9)	$(81.5)	$(142.0)	$437.5
Select Period End Balances
Loans	$3,305.5	$21,849.5	$7,251.2	$–	$–	$32,406.2
Credit balances of factoring clients	–	1,609.3	–	–	–	1,609.3
Assets held for sale	142.3	174.4	45.8	1,791.8	–	2,154.3
Operating lease equipment, net	15,287.3	250.9	–	–	–	15,538.2

Item 1.  Consolidated Financial Statements  67

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 18 — GOODWILL

The following table summarizes the goodwill balance by segment:

Goodwill (dollars in millions)

	Transportation Finance	Commercial Banking	Consumer and Community Banking	Total
December 31, 2015(1)	$245.0	$579.1	$374.2	$1,198.3
Additions, Other activity(2)	(7.3)	(8.9)	(11.6)	(27.8)
September 30, 2016	$237.7	$570.2	$362.6	$1,170.5
(1)	In preparing the interim financial statements for the quarter ended June 30, 2016, the Company discovered and corrected an immaterial error impacting the December 31, 2015 goodwill allocation among Consumer and Community Banking and Commercial Banking in the amount of $23.2 million. The reclassification had no impact on the Company’s Balance Sheet and Statements of Income or Cash Flows for any period.
(2)	Includes purchase accounting measurement period adjustments in Commercial Banking and Consumer and Community Banking as well as the transfer of assets to held for sale and foreign exchange translation adjustments in Transportation Finance.

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

NOTE 19 — SUBSEQUENT EVENTS

Agreement to Sell CIT Commercial Air Business

On October 6, 2016, CIT Group Inc., a Delaware corporation (the “Company”) announced that it has agreed to sell CIT Commercial Air, its commercial aircraft leasing business, to Avolon Holdings Limited (“Avolon”), an international aircraft leasing company and a wholly-owned subsidiary of Bohai Capital Holding Co. Ltd. (“Bohai”), pursuant to a Purchase and Sale Agreement by and among C.I.T. Leasing Corporation, a wholly-owned subsidiary of the Company (“CIT Leasing”), Park Aerospace Holdings Limited, a wholly-owned subsidiary of Avolon, the Company, Bohai, and Avolon (the “Agreement”). The Agreement provides for the acquisition of all of the capital stock or other equity interests of C2 Aviation Capital, Inc., a Delaware corporation and wholly owned subsidiary of CIT Leasing (the “Transaction”).

CIT is selling the CIT Commercial Air business (the “Business”) to Avolon, including its operations, forward order commitments, and as of June 30, 2016, certain assets of $11.1 billion and liabilities of $1.7 billion. The aggregate purchase price payable by Purchaser and its subsidiaries to CIT and its subsidiaries for the Transaction (the “Purchase Price”) is an amount in cash equal to (a) the adjusted net asset amount of the Business (the “Net Asset Value”) as of the closing of the Transaction (the “Closing”) plus (b) a premium of $627 million. As of June 30, 2016, the Net Asset Value was approximately $9.4 billion, which would have resulted in an aggregate purchase price of

68   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

approximately $10.0 billion. The Net Asset Value is subject to fluctuation in the ordinary course of business through closing and there can be no assurances as to whether the Net Asset Value at closing will be higher, lower or the same as the Net Asset Value as of June 30, 2016.

The transaction is subject to receipt of regulatory approvals in the United States, China and certain other foreign jurisdictions, the approval of Bohai’s shareholders and the satisfaction of customary closing conditions. The Transaction is expected to close by the end of the first quarter of 2017.

HNA Group, Bohai’s majority shareholder, has agreed to vote its shares in Bohai in favor of the transaction. To reflect its commitment to the transaction, Avolon has deposited $500 million into an escrow account with a U.S. bank (which will be increased to $600 million during the pendency of the transaction), which is payable to CIT at closing as part of the purchase price and in certain circumstances if the transaction is not consummated.

Amended Capital Plan

The Company received a “non-objection” from the Federal Reserve Bank of New York to the Company’s Amended Capital Plan submitted to reflect the proposed sale or spin-off of Commercial Air under the 2016 Comprehensive Capital Analysis and Review (“CCAR”). In connection with the proposed transaction, the Amended Capital Plan includes a return to shareholders of common equity of $2.975 billion, and additional common equity returns of up to $325 million, contingent on the issuance of an equivalent amount of Tier 1 qualifying preferred stock. The Amended Capital Plan also included dividends on common stock totaling $64 million per year after the Transaction is completed. The capital distributions are subject to approval of the Board of Directors of the Company (the “Board”) and may be in the form of share repurchases, special dividends, or a combination of the two. The Company’s quarterly dividends are subject to the Board’s approval at the customary times those dividends are declared.

The Company’s management and the Board will determine the timing and amount of any share repurchases and special dividends that may be authorized based on market conditions and other considerations. Any share repurchases may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions, and through plans designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934.

CIT Completes Sale of Canadian Equipment Finance and Corporate Finance Businesses

In October 2016, CIT completed the sale of its Canadian equipment finance and corporate finance businesses (CIT Canada), with assets of approximately $700 million, to Laurentian Bank of Canada. As part of the sale, CIT transferred approximately 135 employees of CIT Canada to Laurentian Bank.

Item 1.  Consolidated Financial Statements  69

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk

BACKGROUND

CIT Group Inc., together with its subsidiaries (collectively “we”, “our”, “CIT” or the “Company”), has provided financial solutions to its clients since its formation in 1908. We provide financing, leasing and advisory services principally to middle market companies in a wide variety of industries primarily in North America, and equipment financing and leasing solutions to the transportation industry worldwide. We had nearly $60 billion of earning assets at September 30, 2016. CIT is a bank holding company (“BHC”) and a financial holding company. Through its bank subsidiary, CIT Bank, N.A., CIT provides a full range of banking and related services to commercial and individual customers through 70 branches located in southern California, through its online banking, and through other offices in the U.S. and internationally.

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

2016 PRIORITIES

CIT is committed to positioning the Company to deliver long-term value for shareholders while maintaining a strong risk management culture. CIT’s strategic priorities that we presented earlier this year to advance its transition to a leading national middle market bank include:

1.	Focusing on Core Businesses: Invest in growth and strengthen its capabilities with respect to its primary lending, leasing and depository solutions for small business and middle market customers while we:
■	Complete the separation of the Commercial Air business by the end of 2016;
■	Complete the sales of the Canada Equipment Finance and Corporate Finance business and China Equipment Finance business; and
■	Complete the integration of OneWest Bank by year end.
2.	Improve Profitability and Return Capital: Achieve a return on tangible common equity (ROTCE) of 10 percent by 2018 by executing on initiatives to:
■	Reduce operating expenses by $125 million by 2018;
■	Optimize the size of the BHC and improve funding costs by growing its deposit base and transitioning the deposit mix to lower cost deposits;
■	Increase net revenue by building out the investment portfolio;
■	Return excess capital to shareholders, subject to regulatory approvals.

70   CIT GROUP INC

3.	Maintain Strong Risk Management: The improvement in CIT’s credit ratings reflects the strength of its franchises, robust liquidity and capital positions and the expansion and diversification of deposit funding. Additionally, CIT will:
■	Maintain strong underwriting standards with focus on appropriate risk adjusted returns throughout cycles and leverage expertise as an asset-backed lender;
■	Enhance our capital planning process; and
■	Maintain its culture of compliance and integrity.

During 2016, we made advances on the above priorities:

■	We closed the sale of the U.K. Equipment Finance business in the first quarter and closed the sale of the Canada Equipment Finance and Corporate Finance business in October;
■	Signed a definitive agreement in October to sell our Commercial Air business for $10.0 billion, which represents a 6.7% premium to net assets;
■	Received a non-objection from the Federal Reserve Bank of New York to return up to $3.3 billion of capital to shareholders that would occur in conjunction with the Commercial Air separation(1)
■	We maintained our quarterly dividend at $0.15 per share;
■	We continued to evaluate our businesses for alignment with our strategy to become a leading national middle market bank and transferred all of the business air portfolio to assets held for sale;
■	We continued to review expenses and operating efficiencies, which resulted in additional organizational streamlining and we expect to be about a third of the way through our $125 million expense savings target by year end;
■	We closed two offices and continued to combine systems to effect cost savings related to the OneWest Bank acquisition;
■	Our adjusted return on tangible common equity (“ROTCE”) for the nine months ended September 30, 2016 was 7.58%(2); and
■	We maintained our strong regulatory capital ratios.

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

As disclosed in Note 19 — Subsequent Events in Item 1. Consolidated Financial Statements, on October 6, 2016 we entered into a definitive agreement to sell the vast majority of the existing Commercial Air business, except for certain aerospace loans funded in CIT Bank. Separately, our business air portfolio is classified as assets held for sale (“AHFS”). In the fourth quarter, we will report these businesses as discontinued operations, with all prior period balances conformed.

SUMMARY OF 2016 FINANCIAL RESULTS

As discussed briefly below and in more detail in various sections, the three-month and nine month results for 2016 include full period results of OneWest Bank’s operations while the three-month and nine-month results for 2015 include only the results of OneWest Bank’s operations for a partial period in the third quarter of 2015. Where helpful, to more fully understand our operating results, we have included comparisons to the prior quarter in addition to the year-ago quarter.

Net income was $133 million, $0.65 per diluted share, for the quarter ended September 30, 2016, compared to net income of $693 million, $3.61 per diluted share for the year-ago quarter. Income from continuing operations for the third quarter was $148 million, $0.73 per diluted share compared to $697 million, $3.63 per diluted share in the year-ago quarter. Net income for the year ago quarter included $647 million, $3.37 per diluted share, of income tax benefits associated with the reversal of the valuation allowance related to the U.S. federal deferred tax asset.

(1)	Amended capital plan approval authorizes CIT to return $2.975 billion of common equity from the net proceeds of the Commercial Air sale; additional $0.325 billion contingent upon the issuance of a similar amount of Tier 1 qualifying preferred stock.
(2)	ROTCE is a non-GAAP measure. See “Non-GAAP Financial Measurements” for reconciliation of non-GAAP to GAAP financial information.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   71

Net income for the nine month period ended September 30, 2016 was $294 million, $1.45 per diluted share, compared to $912 million, $5.03 per diluted share, for the nine month period ended September 30, 2015. Income from continuing operations for the nine month period ended September 30, 2016 was $481 million, $2.38 per diluted share, compared to $916 million, $5.05 per diluted share for the nine month period ended September 30, 2015. Net income for the nine month period ended September 30, 2015, also included $647 million, $3.57 per diluted share, of income tax benefits associated with the reversal of the valuation allowance related to the U.S. federal deferred tax asset.

Income from continuing operations of $148 million for the quarter included net after-tax charges of $28 million from discrete items related to our strategic initiatives. Discrete items included charges related to an impairment of the business aircraft assets in held for sale, a tax provision to establish a valuation allowance on the deferred tax asset related to our operations in China, and a restructuring charge resulting from operating expense reduction initiatives. In addition to these items, income this quarter included a mark-to-market charge on the total return swap (“TRS”) partially offset by gains related to our mortgage-backed securities portfolio.

The $16 million loss and $187 million loss, net of tax, for the quarter and nine months ended September 30, 2016 in discontinued operations relates to Financial Freedom, a reverse mortgage servicing business CIT acquired as part of the OneWest Bank acquisition in August 2015. The quarter loss included a $19 million pre-tax impairment charge on the servicing liability related to our reverse mortgage servicing operations. The year to date loss also included a pre-tax charge of approximately $230 million related to an increase in the interest curtailment reserve described below. No additional net reserves were recorded to the interest curtailment reserve in the third quarter. However, in preparing the interim financial statements for the quarter ended September 30, 2016, the Company discovered and corrected an error, which was determined to be immaterial to the current and prior quarters, resulting in a $10 million pre-tax overstatement of the interest curtailment reserve that should have been recorded in the prior quarter, which was offset by other increases to the reserve resulting from the Company’s quarterly reserving process. See Discontinued Operation section for further information.

Income from continuing operations, before provision for income taxes, totaled $225 million, up from $137 million for the year-ago quarter, driven by the OneWest Bank acquisition, and down from $275 million in the prior quarter, primarily due to lower other income and higher credit costs. Year to date, pre-tax income totaled $705 million in 2016 and $438 million in 2015.

Net finance revenue(3) (“NFR”) was $535 million in the current quarter, compared to $541 million in the prior quarter and $482 million in the year-ago quarter. Net finance revenue as a percentage of average earning assets(3) (“net finance margin”) was down slightly from the prior quarter and from the year-ago quarter. The decreases in net finance revenue and net finance margin from the prior quarter were driven by Commercial Banking, which was down slightly due to a prior quarter interest recovery, and in Rail, which had lower rental revenue. Average earning assets were down slightly compared to the prior quarter reflecting prepayments and asset sales in Commercial Banking and run-off in the liquidating portfolios. Year to date, NFR was $1,629 million, up from $1,162 million in 2015.

The increase in NFR and average earning assets from the year-ago quarter and year to date periods reflects the inclusion of OneWest Bank for the entire 2016 periods, compared to approximately two months in 2015.

Provision for credit losses of $46 million increased from the prior quarter primarily due to reserve build in Commercial Banking and Maritime. The decrease from the year-ago quarter also reflects the lower asset level. Year to date, the provision for credit losses was $174 million, up from $103 million in the prior year, reflecting the higher asset level and higher provision related to the energy and maritime portfolios.

Credit metrics reflect non-accrual loans of $289 million (0.96% of finance receivables) increased from $283 million (0.93%) in the prior quarter primarily due to one account in the maritime portfolio, partially offset by accounts returned to accrual, repayments and charge-offs. The increase compared to December 31, 2015 was primarily due to increases in the energy and maritime portfolios. Net charge-offs were $23 million (0.31% of average finance receivables). Excluding the impact relating to assets transferred to held for sale in all periods, net charge-offs were $15 million (0.20% of average finance receivables), compared to $16 million (0.21%) in the prior quarter and $21 million (0.29%) in the year-ago quarter.

Other income of $74 million includes fee revenues, factoring commissions and gains, losses or valuation adjustments. While both fee revenues and factoring commissions increased from the prior quarter, total other income declined from $104 million in the prior quarter due to a decline in net gains on various assets and a decline in other revenues. Other Income was $39 million in the year-ago quarter.

Other income in the third quarter of 2016 included $10 million in gains from the mortgage-backed securities portfolio, offset by an $18 million impairment charge related to Business Air and a $20 million mark-to-market charge on the TRS. Other Income in the prior quarter included gains on asset sales, primarily in Rail, mostly offset by impairment charges on certain rail assets when transferred to held for sale, and a $4 million impairment on the business aircraft assets also transferred to assets held for sale. The prior quarter also included a $9 million mark-to-market benefit on the TRS and $5 million in gains on mortgage-backed securities. Other Income in the year-ago quarter included a $24 million charge on the TRS, a $19 million charge related to a currency translation adjustment and a $15 million impairment related to our non-strategic portfolios.

(3)	Net finance revenue and average earning assets are non-GAAP measures; see “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

72   CIT GROUP INC

Operating expenses were $332 million, $334 million and $338 million in the current quarter, year-ago quarter and prior quarter, respectively. Year to date, operating expenses were $1,018 million in 2016 and $811 million in 2015. Operating expenses, excluding restructuring costs and intangible asset amortization(4), of $323 million were up slightly compared to the prior quarter of $321 million, reflecting higher legal and sales tax expense in Business Capital, partially offset by lower expenses on Real Estate Owned (“OREO” or “REO”) in Consumer & Community Banking. The slight decrease from the year-ago quarter reflects one-time integration expenses in the year-ago quarter and lower employee expenses. The net efficiency ratio(5) of 53% increased compared to the prior quarter, and the improvement from the year-ago quarter reflects the addition of OneWest Bank. Headcount at September 30, 2016 was 4,650, unchanged from the prior quarter and down from 4,960 a year-ago primarily from strategic initiatives. Restructuring costs in this quarter and the prior quarter continue to reflect our strategic initiatives to reduce operating expenses, while the amortization of intangibles was primarily due to the OneWest Bank acquisition.

Provision for income taxes of $77 million for the quarter included $16 million of net discrete tax expense for the recording of a valuation allowance against the international deferred tax asset related to our operations in China. The provision in the prior quarter was $94 million, including $4 million of net discrete tax expense. The year-ago quarter provision was a $560 million benefit, which included a $647 million reversal of the Valuation Allowance, partially offset by $56 million in discrete charges related to our international business.

Total assets of continuing operations(6) were $65.5 billion at September 30, 2016, down from $66.2 billion at June 30, 2016 and $66.9 billion at December 31, 2015.

–	Financing and leasing assets (“FLA”), which includes loans, operating lease equipment and assets held for sale (“AHFS”), were $49.3 billion, down slightly from $49.7 billion at June 30, 2016, reflecting prepayments and asset sales, primarily in the Commercial Finance division of Commercial Banking and $50.4 billion at December 31, 2015, also reflecting sales and run-off of the Non-Strategic Portfolio assets.
–	Cash (cash and due from banks and interest bearing deposits) totaled $7.4 billion, down from $8.1 billion at June 30, 2016 and $8.3 billion at December 31, 2015.
–	Investment securities totaled $3.6 billion, up from about $3.2 billion at June 30, 2016 and $3.0 billion at December 31, 2015, as we redeployed cash at CIT Bank, N.A. into higher-yielding “High Quality Liquid Assets.”

Deposits at $32.9 billion were essentially flat from the prior quarter and increased slightly from December 31, 2015.

Borrowings were $16.5 billion, down from $17.5 billion at June 30, 2016 and $18.4 billion at December 31, 2015. The declines were primarily in secured borrowings, related to redemptions and maturities of structured financings and FHLB advances.

Regulatory capital ratios increased from the prior quarter, reflecting an increase in capital while risk weighted assets declined slightly, primarily driven by a decline in loans and leases. The increase from December 31, 2015 also reflected lower off balance sheet commitments.

DISCONTINUED OPERATION

Reverse Mortgage Servicing

The $16 million loss and $187 million loss, net of tax, for the quarter and nine months ended September 30, 2016, in discontinued operations relates to Financial Freedom, a reverse mortgage servicing business CIT acquired as part of the OneWest Bank acquisition in August 2015.

The quarter loss included a $19 million pre-tax impairment charge on the servicing liability related to our reverse mortgage servicing operations.

The year to date loss also included a pre-tax charge of approximately $230 million related to an increase in the interest curtailment reserve described below. No additional net reserves were recorded to the interest curtailment reserve in the third quarter. However, in preparing the interim financial statements for the quarter ended September 30, 2016, the Company discovered and corrected an error, which was determined to be immaterial to the current and prior quarters, resulting in a $10 million pre-tax overstatement of the interest curtailment reserve that should have been recorded in the prior quarter, which was offset by other increases to the reserve resulting from the Company’s quarterly reserving process.

The Financial Freedom reverse mortgage servicing operation services approximately 85,000 reverse mortgages, with over $17.6 billion of unpaid principal balance. The majority of the mortgages are Home Equity Conversion Mortgages (“HECMs”) that are administered by the Department of Housing and Urban Development (“HUD”) and insured by the Federal Housing Administration (“FHA”).

As disclosed in CIT’s Form 10-K for fiscal year 2015, CIT determined that there was a material weakness related to the HECM interest curtailment reserve associated with this business. During the prior quarter, as a result of the ongoing process to remediate the material weakness and taking into consideration the investigation being conducted by the Office of Inspector General (“OIG”) for HUD, the Company recorded additional reserves, reflecting a change

(4)	Operating expenses excluding restructuring costs and intangible asset amortization and Net efficiency ratio is a non-GAAP measure. See “Non-GAAP Measurements” for reconciliation of non-GAAP financial information.
(5)	Net efficiency ratio is a non-GAAP measure. See “Non-GAAP Measurements” for reconciliation of non-GAAP financial information.
(6)	Total assets from continuing operations is a non-GAAP measure. See “Non-GAAP Measurements” for reconciliation of non-GAAP financial information

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   73

in estimate, of approximately $230 million, which is net of a corresponding increase in the indemnification receivable from the FDIC. This review and the related investigation are ongoing, and, as a result, there could be additional changes to the financial statements in future periods.

Pursuant to ASC 205-20, the Financial Freedom business was reflected as discontinued operations as of the August 3, 2015 acquisition date and in the subsequent periods. The business includes the entire third party servicing of reverse mortgage operations, which consist of personnel, systems and servicing assets. The $453 million of assets of discontinued operations include primarily HECM loans and servicing advances. The liabilities of discontinued operations include reverse mortgage servicing liabilities, which relates primarily to loans serviced for third party investors, secured borrowings and contingent liabilities. In addition, continuing operations includes a portfolio of reverse mortgages of $869 million at September 30, 2016, which are recorded in the Consumer and Community Banking segment and are serviced by Financial Freedom.

Further details of the discontinued business, along with condensed balance sheet and income statement items, are included in Note 2 — Acquisition and Disposition Activities and see Note 15 — Contingencies for discussion related to the servicing business in Item 1. Consolidated Financial Statements.

Fourth Quarter Additions

As previously noted, we entered into a definitive sale agreement in October 2016 to sell the vast majority of our Commercial Air business. Based on the definitive sales agreement, the activity of the Commercial Air business that is subject to the agreement, as well as activity associated with the Business Air assets, will be reported as discontinued operations in the 2016 fourth quarter. See Business Segments — Transportation Finance for limited data on these businesses that will be reported as discontinued operations.

Our preliminary estimate as of this time, based on the balances as of September 30, 2016 and for the quarter and year to date periods ended September 30, 2016 for the discontinued operations of Commercial and Business Air is as follows:

1.	Assets of discontinued operations as of September 30, 2016 of $12.6 billion, which consists primarily of operating lease equipment of $9.6 billion, assets held for sale of $1.1 billion and other assets of $1.8 billion.
2.	Net finance revenue for the quarter and nine months ended September 30, 2016 of approximately $120 million and $340 million, respectively.
3.	Pretax income for the quarter and nine months ended September 30, 2016 of approximately $85 million and $260 million, respectively.

Unless specifically noted, the discussions and data presented throughout the following sections reflect CIT balances on a continuing operations basis as of the periods presented.

NET FINANCE REVENUE

The following tables present NFR.

Net Finance Revenue(1) (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30, 2016	June 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Interest income	$490.1	$495.3	$437.7	$1,480.8	$1,002.5
Rental income on operating leases	563.6	569.3	539.3	1,708.3	1,601.6
Finance revenue	1,053.7	1,064.6	977.0	3,189.1	2,604.1
Interest expense	(279.4)	(282.5)	(280.3)	(848.3)	(816.8)
Depreciation on operating lease equipment	(179.1)	(176.4)	(159.1)	(530.8)	(473.7)
Maintenance and other operating lease expenses	(60.4)	(64.9)	(55.9)	(181.5)	(151.4)
Net finance revenue	$534.8	$540.8	$481.7	$1,628.5	$1,162.2
Average Earning Assets (“AEA”)	$59,005.4	$59,229.2	$52,448.1	$59,118.2	$45,142.9
Net finance margin	3.63%	3.65%	3.67%	3.67%	3.43%
(1)	NFR and AEA are non-GAAP measures; see “Non-GAAP Financial Measurements” sections for a reconciliation of non-GAAP to GAAP financial information.

NFR and net finance margin (“NFM”) are key metrics used by management to measure the profitability of our earning assets. NFR includes interest and yield-related fee income on our loans and capital leases, rental income on our operating lease equipment, and interest and dividend income on cash and investments, less funding costs and depreciation, maintenance and other operating lease expenses from our operating lease equipment. Since our

74   CIT GROUP INC

asset composition includes a high level of operating lease equipment (28% of AEA for the quarter ended September 30, 2016), NFM is a more appropriate metric for CIT than net interest margin (“NIM”) (a common metric used by other BHCs), as NIM does not fully reflect the earnings of our portfolio because it includes the impact of debt costs on all our assets but excludes the net revenue (rental income less depreciation, maintenance and other operating lease expenses) from operating leases. As discussed further in this section, our operating lease portfolio consists primarily of aerospace and rail assets. The sale of the Commercial Air business will lessen the impact of the operating lease portfolio on the NFR and NFM.

The following table includes average balances from revenue generating assets along with the respective revenues and average balances of deposits and borrowings with the respective interest expenses.

Average Balances and Rates(1) for the Quarters Ended (dollars in millions)

	September 30, 2016			June 30, 2016			September 30, 2015
	Average Balance	Revenue / Expense	Average Rate (%)	Average Balance	Revenue / Expense	Average Rate (%)	Average Balance	Revenue / Expense	Average Rate (%)
Interest bearing cash	$6,916.0	$9.5	0.55%	$7,113.5	$8.9	0.50%	$5,812.4	$4.5	0.31%
Securities purchased under agreements to resell	–	–	–	–	–	–	387.5	0.6	0.62%
Investment securities	3,411.1	23.0	2.70%	3,130.6	22.8	2.91%	2,663.2	18.4	2.76%
Loans (including held for sale and credit balances of factoring clients)(2),(3)	31,275.4	461.8	5.91%	31,679.8	472.2	5.96%	27,834.3	413.9	5.95%
Operating lease equipment, net (including held for sale)(4)	17,036.6	324.1	7.61%	16,925.5	328.0	7.75%	15,445.1	324.3	8.40%
Indemnification assets	366.3	(4.2)	(4.59)%	379.8	(8.6)	(9.06)%	305.6	0.3	0.39%
Average earning assets(2)	$59,005.4	814.2	5.52%	$59,229.2	823.3	5.56%	$52,448.1	762.0	5.81%
Interest-bearing deposits	$31,732.9	$99.4	1.25%	$31,643.5	$99.4	1.26%	$26,220.3	$89.7	1.37%
Borrowings	17,117.2	180.0	4.21%	17,853.7	183.1	4.10%	18,148.4	190.6	4.20%
Total interest-bearing liabilities	$48,850.1	279.4	2.29%	$49,497.2	282.5	2.28%	$44,368.7	280.3	2.53%
NFR and NFM		$534.8	3.63%		$540.8	3.65%		$481.7	3.67%
	September 2016 Over June 2016 Comparison			September 2016 Over September 2015 Comparison
	Increase (Decrease) Due To Change In:			Increase (Decrease) Due To Change In:
	Volume	Rate	Net	Volume	Rate	Net
Interest bearing cash	$(0.3)	$0.9	$0.6	$1.5	$3.5	$5.0
Securities purchased under agreements to resell	–	–	–	–	(0.6)	(0.6)
Investments	1.9	(1.7)	0.2	5.1	(0.5)	4.6
Loans (including held for sale and net of credit balances of factoring clients)(2),(3)	(6.0)	(4.4)	(10.4)	50.9	(3.0)	47.9
Operating lease equipment, net (including held for sale)(4)	2.1	(6.0)	(3.9)	30.3	(30.5)	(0.2)
Indemnification assets	0.2	4.2	4.4	(0.7)	(3.8)	(4.5)
Total earning assets	$(2.1)	$(7.0)	$(9.1)	$87.1	$(34.9)	$52.2
Interest-bearing deposits	$0.3	$(0.3)	$–	$17.2	$(7.5)	$9.7
Borrowings	(7.8)	4.7	(3.1)	(10.9)	0.3	(10.6)
Total interest-bearing liabilities	$(7.5)	$4.4	$(3.1)	$6.3	$(7.2)	$(0.9)
(1)	Average rates are impacted by purchase accounting accretion and amortization.
(2)	The balance and rate presented is calculated net of average credit balances for factoring clients.
(3)	Non-accrual loans and related income are included in the respective categories.
(4)	Operating lease rental income is a significant source of revenue; therefore, we have presented the rental revenues net of depreciation and net of maintenance and other operating lease expenses.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   75

The increase in average earning assets from the year-ago quarter primarily reflects the acquisition of OneWest Bank, (i.e. the inclusion for an entire quarter), along with modest asset growth. Average earning assets decreased slightly compared to the prior quarter reflecting prepayments and asset sales in Commercial Finance and run-off in the liquidating portfolios, partially offset by seasonal growth in factored receivables in Business Capital as well as growth in Rail and in Other Consumer Banking.

Compared to the year-ago quarter, finance revenues increased 8%, generated by the higher AEA and accretion of $64 million resulting from the fair value discount on earning assets recorded for purchase accounting, along with new business volume. Accretion on loans totaled $46 million and $70 million in the year-ago and prior quarters, respectively. (Purchase accounting accretion impacts on interest income and interest expense is displayed in a table below.) Finance revenues were down slightly from the prior quarter driven by lower level of loans and operating lease rental income, discussed further below.

The yield on AEA of 5.52% was down from the year-ago and prior quarters, driven by the continued low rate environment and compression on operating lease margins. Interest on loans of 5.91% was down from the year-ago quarter, as the benefit from higher accretion of purchase accounting adjustments as a result of the acquisition timing was offset by yield compression in certain loan and lease classes. The modest decrease from the prior quarter reflects lower benefits from prepayments. Compared to the prior quarter, the yield on AEA was down slightly from 5.56%, mostly driven by lower rental rates on operating lease equipment.

We grew our operating lease portfolio slightly during the quarter, which primarily consists of transportation related assets, aircraft and railcars, resulting in the higher average balance. As discussed elsewhere, we signed a definitive sale agreement in October 2016 for our commercial aircraft leasing business, which constitutes approximately 56% of the Company’s operating lease equipment balance at September 30, 2016. Operating lease revenues and yields are discussed later in this section.

Revenues generated on our cash deposits and investments reflect the existing low rate environment and were not significant in any of the periods. Revenues on cash deposits and investments have grown compared to the year-ago quarter as the investments from the OneWest Bank acquisition, mostly MBSs, carry a higher rate of return than the previously owned investment portfolio and include a purchase accounting adjustment that accretes into income, thus increasing the yield.

Compared to the year-ago quarter, the increase in average interest bearing liabilities reflects the acquired deposits and borrowings, essentially all FHLB advances, along with growth. The overall rate as a percentage of AEA was down due to the higher percentage of AEA being funded by deposits, along with a higher mix of low cost deposits. Interest expense was down modestly in amount compared to the year-ago quarter, reflective of the added liability balances from the OneWest Bank acquisition and lower funding costs. Compared to the prior quarter, interest expense and average balances were essentially flat. Interest expense for the current, year-ago and prior quarters was reduced by $3 million, $5 million and $4 million, respectively, reflecting the accretion of purchase accounting adjustments on borrowings and deposits. Interest expense on deposits was up from the year-ago quarter, driven by the higher balances and partially offset by deposit mix. The decline in rate was the result of the lower cost deposits from OneWest Bank. Interest expense on borrowings is a function of the products and was mostly impacted by the OneWest Bank acquisition, which increased FHLB advances. FHLB advances had lower rates than our average borrowings in the year-ago quarter, thus reducing the average rate.

At September 30, 2016, December 31, 2015, and September 30, 2015 our funding mix, based on disclosed balances that include discounts and purchase accounting adjustments, was as follows:

Borrowing Mix

	September 30, 2016	December 31, 2015	September 30, 2015
Deposits	66%	64%	63%
Unsecured	22%	21%	21%
Secured Borrowings:
Structured financings	7%	9%	10%
FHLB Advances	5%	6%	6%

The table shows the growth in our use of lower cost deposits, and these proportions will fluctuate in the future depending upon our funding activities.

76   CIT GROUP INC

The following table details further the rates of interest bearing liabilities.

Interest-Bearing Deposits and Borrowings Average Balances and Rates for the Quarters Ended (dollars in millions)

	Quarter Ended September 30, 2016			Quarter Ended June 30, 2016			Quarter Ended September 30, 2015
	Average Balance	Interest Expense	Rate %	Average Balance	Interest Expense	Rate %	Average Balance	Interest Expense	Rate %
Interest-Bearing Deposits
CDs	$18,139.4	$72.6	1.60%	$18,397.7	$74.7	1.63%	$15,566.7	$67.6	1.74%
Interest-bearing checking	3,299.6	4.3	0.52%	3,007.8	3.8	0.51%	2,037.6	2.6	0.51%
Savings	4,386.2	9.7	0.88%	4,568.9	9.8	0.86%	4,472.8	11.0	0.98%
Money markets / sweeps(1)	5,907.7	12.8	0.87%	5,669.1	11.1	0.78%	4,143.2	8.5	0.82%
Total interest-bearing deposits(2)	31,732.9	99.4	1.25%	31,643.5	99.4	1.26%	26,220.3	89.7	1.37%
Borrowings
Unsecured notes	10,593.2	137.7	5.20%	10,589.3	137.6	5.20%	10,684.3	138.7	5.19%
Secured borrowings	3,758.9	36.4	3.87%	4,121.2	39.3	3.81%	5,469.4	50.2	3.67%
FHLB advances	2,765.1	5.9	0.85%	3,143.2	6.2	0.79%	1,994.7	1.7	0.34%
Total borrowings	17,117.2	180.0	4.21%	17,853.7	183.1	4.10%	18,148.4	190.6	4.20%
Total interest-bearing liabilities	$48,850.1	$279.4	2.29%	$49,497.2	$282.5	2.28%	$44,368.7	$280.3	2.53%

Total Deposits Average Balances and Rates for the Quarters Ended (dollars in millions)

	September 30, 2016			June 30, 2016			September 30, 2015
	Average Balance	Interest Expense	Average Rate (%)	Average Balance	Interest Expense	Average Rate (%)	Average Balance	Interest Expense	Average Rate (%)
Interest bearing deposits	$31,732.9	$99.4	1.25%	$31,643.5	$99.4	1.26%	$26,220.3	$89.7	1.37%
Non-interest bearing deposits	1,197.4	–	–	1,124.9	–	–	739.8	–	–
Total deposits	$32,930.3	$99.4	1.21%	$32,768.4	$99.4	1.21%	$26,960.1	$89.7	1.33%
(1)	Includes deposit sweep arrangements related to money market and healthcare savings accounts.
(2)	Average balance excludes non-interest-bearing deposits such as escrow accounts, security deposits, and other similar accounts, therefore totals may differ from other average balances included in this document.

Deposits and borrowings are also discussed in Funding and Liquidity. See Select Financial Data (Average Balances) section for more information on borrowing rates.

The following table depicts selected earning asset yields and margin related data for our segments, plus select divisions within the segments.

Segment Average Yield and Other Data (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30, 2016	June 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Commercial Banking
AEA	$20,385.1	$20,575.1	$18,724.0	$20,526.5	$15,846.5
NFR	216.3	221.7	190.7	658.6	440.6
Gross yield	6.22%	6.18%	5.90%	6.16%	5.81%
NFM	4.24%	4.31%	4.07%	4.28%	3.71%
AEA
Commercial Finance	$8,861.0	$9,260.5	$8,906.7	$9,212.2	$7,480.2
Real Estate Finance	5,503.2	5,453.8	3,991.0	5,423.7	2,551.8
Business Capital	6,020.9	5,860.8	5,826.3	5,890.6	5,814.5
Gross yield
Commercial Finance	5.31%	5.38%	4.87%	5.24%	4.58%
Real Estate Finance	5.13%	5.18%	5.08%	5.26%	4.54%
Business Capital	8.54%	8.38%	8.03%	8.44%	7.94%

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   77

Segment Average Yield and Other Data (dollars in millions) (continued)

	Quarters Ended			Nine Months Ended
	September 30, 2016	June 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Commercial Banking (continued)
NFR
Commercial Finance	$88.5	$94.5	$79.9	$273.6	$169.0
Real Estate Finance	51.5	51.6	37.1	157.5	58.2
Business Capital	76.3	75.6	73.7	227.5	213.4
NFM
Commercial Finance	4.00%	4.08%	3.59%	3.96%	3.01%
Real Estate Finance	3.74%	3.78%	3.72%	3.87%	3.04%
Business Capital	5.07%	5.16%	5.06%	5.15%	4.89%
Transportation Finance
AEA	$20,953.0	$20,945.7	$19,009.2	$20,818.5	$18,972.2
NFR	217.4	220.2	222.8	675.2	637.1
Gross yield	11.06%	11.20%	11.70%	11.29%	11.51%
NFM	4.15%	4.21%	4.69%	4.32%	4.48%
AEA
Aerospace	$12,180.5	$12,255.8	$11,251.2	$12,143.7	$11,614.2
Rail	7,164.1	7,036.7	6,314.7	7,025.5	6,123.3
Maritime Finance	1,608.4	1,653.2	1,443.3	1,649.3	1,234.7
Gross yield
Aerospace	11.04%	10.87%	10.98%	11.04%	10.58%
Rail	12.38%	13.16%	14.50%	13.08%	14.58%
Maritime Finance	5.30%	5.30%	5.04%	5.45%	5.04%
NFR
Aerospace	$124.8	$110.6	$111.2	$355.0	$311.9
Rail	77.5	94.0	98.7	271.7	293.0
Maritime Finance	15.1	15.6	12.9	48.5	32.2
NFM
Aerospace	4.10%	3.61%	3.95%	3.90%	3.58%
Rail	4.33%	5.34%	6.25%	5.16%	6.38%
Maritime Finance	3.76%	3.77%	3.58%	3.92%	3.48%
Consumer and Community Banking
AEA	$7,658.1	$7,728.6	$5,127.5	$7,711.9	$1,728.5
NFR	101.0	99.5	60.1	294.8	60.1
Gross yield	5.37%	5.46%	5.76%	5.39%	5.70%
NFM	5.28%	5.15%	4.69%	5.10%	4.64%
AEA
Other Consumer Banking	$2,175.1	$2,071.7	$1,170.0	$2,060.5	$394.8
Legacy Consumer Mortgages	5,483.0	5,656.9	3,957.5	5,651.4	1,333.7
Gross yield
Other Consumer Banking	3.52%	3.58%	3.48%	3.59%	3.44%
Legacy Consumer Mortgages	6.11%	6.15%	6.44%	6.04%	6.37%
NFR
Other Consumer Banking	$40.5	$37.1	$13.3	$111.6	$13.3
Legacy Consumer Mortgages	60.5	62.4	46.8	183.2	46.8

78   CIT GROUP INC

Segment Average Yield and Other Data (dollars in millions) (continued)

	Quarters Ended			Nine Months Ended
	September 30, 2016	June 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Consumer and Community Banking (continued)
NFM
Other Consumer Banking	7.45%	7.16%	4.56%	7.22%	4.49%
Legacy Consumer Mortgages	4.41%	4.41%	4.73%	4.32%	4.68%
Non-Strategic Portfolios
AEA	$1,283.8	$1,384.5	$2,284.3	$1,398.7	$2,514.6
NFR	13.7	13.5	21.9	41.5	65.0
Gross yield	8.23%	7.86%	9.23%	7.85%	9.28%
NFM	4.27%	3.90%	3.83%	3.96%	3.45%

Gross yields (interest income plus rental income on operating leases as a % of AEA) in Commercial Banking were up from the year-ago quarter in each of the divisions, and mixed compared to the prior quarter, partially due to lower purchase accounting accretion. Compared to the year-ago quarter, gross yields benefited from higher purchase accounting accretion. Purchase accounting accretion related to interest income is included in Commercial Finance and Real Estate Finance as detailed in the table below.

Gross yields in Transportation Finance decreased from the year-ago quarter as the increase in Aerospace was offset by a decline in gross yields in Rail, reflecting reduced utilization in energy-related railcars and lease rates on new leases below the existing portfolio. Compared to the prior quarter, yields in Aerospace were up, on stable rates and lower operating lease expenses, while yields in Rail were impacted by lower rentals. Rail portfolio yields decreased by almost 80 bps, primarily driven by lower renewal rates that re-priced down approximately 25% on average. The impact of re-pricing will fluctuate each quarter depending on the number and type of cars renewing and the lease terms.

Consumer and Community Banking gross yields were slightly lower from the prior quarter, primarily due to lower purchase accounting accretion on mortgage loans in LCM. Purchase accounting accretion will decline as the portfolio matures. Purchase accounting accretion was essentially all related to LCM as detailed in the table below.

NSP contains run-off portfolios, and as a result, gross yields varied due to asset sales and lower balances.

As mentioned in the previous paragraphs, NFR and NFM are impacted by purchase accounting accretion. Essentially all of the PAA accretion relates to the 2015 acquisition of OneWest Bank. A small amount in Corporate (interest expense) relates to a prior acquisition. Generally, PAA accretes or amortizes over the life of the loan or liability instrument (debt or deposits). The remaining terms of the individual commercial loans and consumer loans within pools acquired in the OneWest bank acquisition varied greatly. Commercial loan portfolios as of the acquisition date (August 3, 2015) had a weighted average life that generally ranged from two to six years, while the consumer portfolios had longer durations, generally six to eleven years. In instances when a loan prepays, the loan’s remaining PAA will be accelerated into interest income. This accelerated amount could result in fluctuations from quarter to quarter. The following table displays PAA accretion by segment and division for both interest income and interest expense.

Purchase Accounting Accretion (PAA) (dollars in millions)

	Quarters Ended
	September 30, 2016			June 30, 2016			September 30, 2015
	PAA Accretion Recognized in:			PAA Accretion Recognized in:			PAA Accretion Recognized in:
	Interest Income(1)	Interest Expense(2)	NFR	Interest Income(1)	Interest Expense(2)	NFR	Interest Income(1)	Interest Expense(2)	NFR
Commercial Banking
Commercial Finance	$20.4	$0.4	$20.8	$18.5	$0.6	$19.1	$13.6	$0.8	$14.4
Real Estate Finance	16.4	–	16.4	18.9	–	18.9	10.9	–	10.9
Total Commercial Banking	$36.8	$0.4	$37.2	$37.4	$0.6	$38.0	$24.5	$0.8	$25.3
Consumer and Community Banking
Other Consumer Banking	$0.3	$1.9	$2.2	$0.2	$2.4	$2.6	$(0.8)	$2.6	$1.8
Legacy Consumer Mortgages	26.8	–	26.8	32.2	–	32.2	22.1	–	22.1
Total Consumer and Community Banking	$27.1	$1.9	$29.0	$32.4	$2.4	$34.8	$21.3	$2.6	$23.9
Corporate and Other	$–	$1.0	$1.0	$–	$1.3	$1.3	$–	$1.5	$1.5
Total CIT	$63.9	$3.3	$67.2	$69.8	$4.3	$74.1	$45.8	$4.9	$50.7

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   79

Purchase Accounting Accretion (PAA) (dollars in millions) (continued)

	Nine Months Ended
	September 30, 2016			September 30, 2015
	PAA Accretion Recognized in:			PAA Accretion Recognized in:
	Interest Income(1)	Interest Expense(2)	NFR	Interest Income(1)	Interest Expense(2)	NFR
Commercial Banking
Commercial Finance	$57.8	$1.9	$59.7	$13.6	$0.8	$14.4
Real Estate Finance	55.0	–	55.0	10.9	–	10.9
Total Commercial Banking	$112.8	$1.9	$114.7	$24.5	$0.8	$25.3
Consumer and Community Banking
Other Consumer Banking	$1.1	$7.5	$8.6	$(0.8)	$2.6	$1.8
Legacy Consumer Mortgages	85.6	–	85.6	22.1	–	22.1
Total Consumer and Community Banking	$86.7	$7.5	$94.2	$21.3	$2.6	$23.9
Corporate and Other	$–	$3.7	$3.7	$–	$2.0	$2.0
Total CIT	$199.5	$13.1	$212.6	$45.8	$5.4	$51.2
(1)	Loans acquired in the OneWest Bank acquisition were recorded at a net discount, therefore the purchase accounting accretion of that adjustment increases interest income.
(2)	Debt and deposits acquired in the OneWest Bank acquisition were recorded at a net premium, therefore the purchase accounting accretion of that adjustment decreases interest expense.

The following table sets forth the details on net operating lease revenues.

Net Operating Lease Data (dollars in millions)

	Quarters Ended
	September 30, 2016		June 30, 2016		September 30, 2015
Rental income on operating leases	$563.6	13.33%	$569.3	13.57%	$539.3	14.14%
Depreciation on operating lease equipment	(179.1)	(4.23)%	(176.4)	(4.20)%	(159.1)	(4.17)%
Maintenance and other operating lease expenses	(60.4)	(1.43)%	(64.9)	(1.55)%	(55.9)	(1.47)%
Net operating lease revenue and %	$324.1	7.67%	$328.0	7.82%	$324.3	8.50%
Average Operating Lease Equipment (“AOL”)	$16,909.4		$16,781.3		$15,251.8
	Nine Months Ended
	September 30, 2016		September 30, 2015
Rental income on operating leases	$1,708.3	13.58%	$1,601.6	14.19%
Depreciation on operating lease equipment	(530.8)	(4.22)%	(473.7)	(4.20)%
Maintenance and other operating lease expenses	(181.5)	(1.44)%	(151.4)	(1.34)%
Net operating lease revenue and %	$996.0	7.92%	$976.5	8.65%
Average Operating Lease Equipment (“AOL”)	$16,777.0		$15,053.4

Net operating lease revenue was primarily generated from commercial air, a business that is subject to a definitive sale agreement, and rail portfolios. Net operating lease revenue was flat compared to the year-ago quarter, and down slightly from the prior quarter. Both comparisons reflect the benefit from growth in the portfolio offset by lower rates and lower utilization.

Aircraft utilization remains strong, with all but two aircraft either leased or under a commitment at year-end, and all of the 15 aircraft scheduled for delivery in the next twelve months have lease commitments. Rail utilization continued to reflect soft demand for crude, coal and steel cars, while demand for other types of cars was fairly stable. Rail utilization remained at approximately 94% compared to the prior quarter, down from 96% at December 31, 2015. We do not expect much change in demand for crude, coal and steel cars, therefore we still expect railcar utilization to move toward the low 90% range and rental rates to decline as leases re-new. About 41% of the total railcar order-book has lease commitments.

80   CIT GROUP INC

Depreciation on operating lease equipment mostly reflects transportation equipment balances and includes amounts related to impairments on equipment in the portfolio. Depreciation expense as a percentage of AOL was fairly constant in the presented quarters. When a long-lived asset is classified as AHFS, depreciation expense is no longer recognized, and the asset is evaluated for impairment with any such charge recorded in other income. (See “Non-interest Income — Impairment on assets held for sale” for discussion on impairment charges). Consequently, net operating lease revenue includes rental income on operating lease equipment classified as AHFS, but there is no related depreciation expense. The amount of suspended depreciation on operating lease equipment in AHFS totaled $7 million, $5 million and $5 million for the current, year-ago and prior quarters, respectively. Year to date, the amount of suspended depreciation totaled $15 million in 2016 and $21 million in 2015. Operating lease equipment in AHFS totaled $86 million at September 30, 2016, $93 million at December 31, 2015, and $165 million at September 30, 2015.

In the fourth quarter of 2016, due to the definitive sale agreement that we entered into in October 2016, we will classify our commercial air business as AHFS and record as a discontinued operation. Transferring the operation will cause us to suspend the recognition of depreciation on the operating lease equipment, which recently has been approximately $100 million per quarter.

Maintenance and other operating lease expenses primarily relate to the rail portfolio and to a lesser extent aircraft re-leasing, and will fluctuate. Maintenance and other operating lease expenses was up compared to the year-ago quarter reflecting increased maintenance, freight and storage costs in rail and growth in the portfolios, and down from the prior quarter, which included elevated transition costs on aircraft.

Upon emergence from bankruptcy in 2009, CIT applied Fresh Start Accounting (“FSA”) in accordance with GAAP. The most significant remaining discount at September 30, 2016, related to operating lease equipment ($1.2 billion related to rail operating lease equipment and $0.5 billion to aircraft operating lease equipment). The discount on the operating lease equipment was, in effect, an impairment of the operating lease equipment upon emergence from bankruptcy, as the assets were recorded at their fair value, which was less than their carrying value. The recording of the FSA adjustment reduced the asset balances subject to depreciation and thus decreases depreciation expense over the remaining useful life of the operating lease equipment or until it is sold.

See “Expenses — Depreciation on operating lease equipment” and “Concentrations — Operating Leases” for additional information.

CREDIT METRICS

Non-accrual loans of $289 million (0.96% of finance receivables) increased from $283 million (0.93%) at June 30, 2016 and were up from $268 million (0.85%) at December 31, 2015. Non-accrual loans increased from the prior quarter due primarily to one new non-accrual account of $49 million in the maritime portfolio partially offset by accounts returned to accrual, charge-offs and repayments. The increase compared to December 31, 2015 is primarily due to increases in the energy and maritime portfolios. Non-accruals are presented in a table and discussed later in this section.

The provision for credit losses reflects loss adjustments related to loans recorded at amortized cost, off-balance sheet commitments and related reimbursements under indemnification agreements. The provision for credit losses was $46 million, up from the prior quarter as there was reserve build in the Commercial Banking and Maritime portfolios. The provision for credit losses decreased from the year-ago quarter and increased year to date, driven by credit migration in certain portfolios.

Net charge-offs of $23 million (0.31% of average finance receivables (“AFR”)) in the current quarter included $8 million of receivables transferred to AHFS, mostly related to certain loans in Commercial Finance and Aerospace. Excluding assets transferred to held for sale, net charge-offs were $15 million (0.20% of AFR), relatively flat from $16 million (0.21%) in the prior quarter and down from $21 million (0.29%) in the year-ago quarter. Recoveries of $7 million were up from the prior quarter and relatively flat from the year-ago quarter. Net charge-offs are presented in a table and discussed later in this section.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   81

The following table presents detail on our allowance for loan losses, including charge-offs and recoveries and provides summarized components of the provision and allowance:

Allowance for Loan Losses (dollars in millions)

	Quarters ended			Nine Months Ended
	September 30, 2016	June 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Allowance — beginning of period	$399.4	$404.6	$350.9	$360.2	$346.4
Provision for credit losses(1)	46.2	28.1	49.9	173.6	102.9
Other(1)	(0.5)	7.7	(4.5)	3.6	(8.6)
Net additions	45.7	35.8	45.4	177.2	94.3
Gross charge-offs(2)	(30.5)	(45.1)	(67.4)	(131.7)	(128.2)
Recoveries	7.1	4.1	6.1	16.0	22.5
Net Charge-offs	(23.4)	(41.0)	(61.3)	(115.7)	(105.7)
Allowance — end of period	$421.7	$399.4	$335.0	$421.7	$335.0
Provision for credit losses
Specific reserves on impaired loans	$9.9	$(0.5)	$9.5	$22.7	$17.6
Non-specific reserves	36.3	28.6	40.4	150.9	85.3
Total	$46.2	$28.1	$49.9	$173.6	$102.9
Allowance for loan losses
Specific reserves on impaired loans	$33.8	$29.4	$18.3
Non-specific reserves	387.9	370.0	316.7
Total	$421.7	$399.4	$335.0
Ratio
Allowance for loan losses as a percentage of total loans	1.41%	1.31%	1.03%
Allowance for loan losses as a percent of finance receivable/Commercial	1.74%	1.62%	1.31%
Allowance for loan losses plus principal loss discount as a percent of finance receivables (before the principal loss discount)/Commercial	1.93%	1.83%	1.78%
Allowance for loan losses plus principal loss discount as a percent of finance receivables (before the principal loss discount)/Consumer	6.73%	7.20%	9.84%
(1)	Includes amounts related to reserves on unfunded loan commitments and letters of credit, and for deferred purchase agreements, which are reflected in Other Liabilities, as well as foreign currency translation adjustments.
(2)	Gross charge-offs included $8 million, $19 million and $40 million for the quarters ended September 30, 2016, December 31, 2015 and September 30, 2015, respectively, related to the transfer of receivables to AHFS. Gross charge-offs included $43 million and $54 million for the nine months ended September 30, 2016 and 2015, respectively, related to the transfer of receivables to AHFS.

82   CIT GROUP INC

The allowance for loan losses was $422 million (1.41% of finance receivables, 1.66% excluding loans subject to loss sharing agreements with the FDIC) at September 30, 2016, compared to $399 million (1.31% of finance receivables, 1.55% excluding loans subject to loss sharing agreements with the FDIC) at June 30, 2016 and $335 million (1.03% of finance receivables, 1.23% excluding loans subject to loss sharing agreements with the FDIC) at September 30, 2015. The increase in allowance for loan losses from the prior quarter was primarily due to reserve builds across the divisions of Commercial Banking, as well as $5 million related to Maritime Finance. The increase from the year-ago quarter was concentrated in the energy and maritime portfolios. Including the impact of the principal loss discount on credit impaired loans, which is essentially a reserve for credit losses on the discounted loans, the commercial loan allowance to finance receivables was 1.93% compared to 1.83% at June 30, 2016 and 1.78% at September 30, 2015. The consumer loans ratio was 6.73% at September 30, 2016 compared to 7.20% at June 30, 2016 and 9.84% at September 30, 2015, as most of the consumer loans purchased were credit impaired and are partially covered by loss sharing agreements with the FDIC. The decrease was driven by the shift in asset mix as new originations offset the run-off of the purchased credit impaired portfolio.

In addition, we continuously update the allowance as we monitor credit quality within industry sectors. For instance, industry pressures in the energy and maritime sectors resulted in a reserve build in both portfolios in 2016. CIT’s loans to the oil and gas industry are included in Commercial Banking and totaled $0.7 billion or 2.4% of total loans at September 30, 2016, of which 39% were criticized. The decline of $0.1 billion in oil and gas loans was driven by loan sales and pay downs. The portfolio has loss coverage of 11.7% of the principal balance, reflecting the purchase accounting discount for loans acquired from OneWest Bank and the allowance for loan losses. The impact of lower oil and natural gas prices on the energy related sectors of Rail are reflected in lower utilization rates and lease rates for tank cars, sand cars and coal cars, not in non-accrual loans, provision for credit losses, or net charge-offs, since it is primarily an operating lease portfolio, not a loan portfolio.

Loan Net Carrying Value (dollars in millions)

	Finance Receivables	Allowance for Loan Losses	Net Carrying Value
September 30, 2016
Commercial Banking	$20,564.7	$(342.5)	$20,222.2
Transportation Finance	2,224.2	(54.7)	2,169.5
Consumer and Community Banking	7,129.3	(24.5)	7,104.8
Total	$29,918.2	$(421.7)	$29,496.5
December 31, 2015
Commercial Banking	$20,929.2	$(310.5)	$20,618.7
Transportation Finance	3,542.1	(39.4)	3,502.7
Consumer and Community Banking	7,200.4	(10.3)	7,190.1
Total	$31,671.7	$(360.2)	$31,311.5

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   83

The following table presents charge-offs, by class and business segment. See Results by Business Segment for additional information.

Net Charge-offs (dollars in millions)

	Quarters Ended						Nine Months Ended
	September 30, 2016		June 30, 2016		September 30, 2015		September 30, 2016		September 30, 2015
Gross Charge-offs
Aerospace	$2.1	1.01%	$6.6	2.66%	$–	–	$28.0	3.23%	$0.1	0.01%
Maritime	–	–	–	–	0.1	0.03%	0.3	0.03%	0.7	0.07%
Transportation Finance(1)	2.1	0.33%	6.6	0.97%	0.1	0.01%	28.3	1.30%	0.8	0.03%
Commercial Finance	9.2	0.44%	18.8	0.84%	5.7	0.26%	44.1	0.66%	33.7	0.61%
Real Estate Finance	–	–	0.1	0.01%	–	–	1.6	0.04%	–	–
Business Capital	18.5	1.10%	19.1	1.16%	17.1	1.04%	55.8	1.12%	41.5	0.84%
Commercial Banking(2)	27.7	0.54%	38.0	0.72%	22.8	0.47%	101.5	0.65%	75.2	0.61%
Legacy Consumer Mortgages	0.7	0.05%	0.5	0.04%	1.6	0.17%	1.9	0.05%	1.6	0.17%
Consumer and Community Banking	0.7	0.04%	0.5	0.03%	1.6	0.14%	1.9	0.04%	1.6	0.13%
Non-Strategic Portfolios	–	–	–	–	42.9	12.81%	–	–	50.6	5.28%
Total	$30.5	0.40%	$45.1	0.58%	$67.4	0.94%	$131.7	0.57%	$128.2	0.76%
Recoveries
Aerospace	$–	–	$–	–	$–	–	$–	–	$0.1	0.01%
Transportation Finance(1)	–	–	–	–	–	–	–	–	0.1	–
Commercial Finance	0.8	0.04%	0.1	0.01%	0.6	0.03%	1.4	0.02%	1.9	0.03%
Business Capital	5.4	0.32%	3.2	0.20%	3.7	0.24%	12.1	0.24%	10.3	0.21%
Commercial Banking(2)	6.2	0.12%	3.3	0.06%	4.3	0.09%	13.5	0.09%	12.2	0.10%
Legacy Consumer Mortgages	0.8	0.06%	0.8	0.07%	0.5	0.05%	2.4	0.07%	0.5	0.05%
Consumer and Community Banking	0.8	0.05%	0.8	0.05%	0.5	0.05%	2.4	0.05%	0.5	0.04%
Non-Strategic Portfolios	0.1	–	–	–	1.3	0.38%	0.1	–	9.7	1.01%
Total	$7.1	0.09%	$4.1	0.05%	$6.1	0.08%	$16.0	0.07%	$22.5	0.13%
Net Charge-offs
Aerospace	$2.1	1.01%	$6.6	2.66%	$–	–	$28.0	3.23%	$–	–
Maritime	–	–	–	–	0.1	0.03%	0.3	0.03%	0.7	0.07%
Transportation Finance(1)	2.1	0.33%	6.6	0.97%	0.1	0.01%	28.3	1.30%	0.7	0.03%
Commercial Finance	8.4	0.40%	18.7	0.83%	5.1	0.23%	42.7	0.64%	31.8	0.58%
Real Estate Finance	–	–	0.1	0.01%	–	–	1.6	0.04%	–	–
Business Capital	13.1	0.78%	15.9	0.96%	13.4	0.80%	43.7	0.88%	31.2	0.63%
Commercial Banking(2)	21.5	0.42%	34.7	0.66%	18.5	0.38%	88.0	0.56%	63.0	0.51%
Legacy Consumer Mortgages	(0.1)	(0.01)%	(0.3)	(0.03)%	1.1	0.12%	(0.5)	(0.02)%	1.1	0.12%
Consumer and Community Banking	(0.1)	(0.01)%	(0.3)	(0.02)%	1.1	0.09%	(0.5)	(0.01)%	1.1	0.09%
Non-Strategic Portfolios	(0.1)	–	–	–	41.6	12.43%	(0.1)	–	40.9	4.27%
Total	$23.4	0.31%	$41.0	0.53%	$61.3	0.86%	$115.7	0.50%	$105.7	0.63%
(1)	Transportation Finance charge-offs related to the transfer of receivables to assets held for sale for the quarters ended September 30, 2016 and June 30, 2016, totaled $2 million and $7 million, respectively. The year to date balances totaled $16 million and $1 million for the nine months ended September 30, 2016 and 2015, respectively.
(2)	Commercial Banking charge-offs related to the transfer of receivables to assets held for sale for the quarters ended September 30, 2016, June 30, 2016, and September 30, 2015 totaled $6 million, $19 million, and $1 million, respectively. The year to date balances totaled $27 million and $13 million for the nine months ended September 30, 2016 and 2015, respectively.

84   CIT GROUP INC

Net charge-offs in the current quarter included $8 million related to the transfer of receivables to AHFS, $6 million of which related to loans in Commercial Banking, with the remaining due to commercial air loans in Transportation Finance. Net charge-offs in the prior quarter included $25 million related to the transfer of receivables to AHFS, primarily related to the business aircraft portfolio. Excluding assets transferred to held-for-sale in all periods, net charge-offs were $15 million (0.20% of average finance receivables) in the quarter, $16 million (0.21%) in the prior quarter, primarily in Commercial Banking, and $21 million (0.29%) in the year-ago quarter. The current quarter net charge-offs includes $7 million in the energy (oil and gas) portfolio, of which $1 million related to loans that were sold or transferred to assets held for sale. The prior quarter net charge offs included $17 million in the energy (oil and gas) portfolio. Charge-offs associated with AHFS do not generate future recoveries as the loans are generally sold before recoveries can be realized and any gains on sales are reported in Other Income.

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

Non-accrual Loans (dollars in millions)

	September 30, 2016	December 31, 2015
Non-accrual loans
U.S.	$194.3	$185.3
Foreign	94.2	82.4
Non-accrual loans	$288.5	$267.7
Troubled Debt Restructurings
U.S.	$57.6	$25.2
Foreign	4.6	15.0
Restructured loans	$62.2	$40.2
Accruing loans past due 90 days or more
Accruing loans past due 90 days or more	$29.6	$15.8
	September 30, 2016		December 31, 2015
Commercial Finance	$131.1	1.59%	$131.5	1.44%
Real Estate Finance	6.9	0.13%	3.6	0.07%
Business Capital	41.9	0.61%	56.0	0.86%
Commercial Banking	179.9	0.87%	191.1	0.91%
Aerospace	5.0	0.84%	15.4	0.87%
Maritime	49.4	3.22%	–	–
Transportation Finance	54.4	2.45%	15.4	0.43%
Other Consumer Banking	0.3	0.02%	0.4	0.02%
Legacy Consumer Mortgages	13.9	0.28%	4.8	0.09%
Consumer and Community Banking	14.2	0.20%	5.2	0.07%
Non-Strategic Portfolios	40.0	NM	56.0	NM
Total	$288.5	0.96%	$267.7	0.85%

NM — Not meaningful; Non-accrual loans include loans held for sale. All of NSP non-accrual loans reflected loans held for sale; since there was no portfolio loans, no % is displayed.

Non-accrual loans rose from December 31, 2015 due to additional amounts in the energy portfolio in Commercial Finance and an increase in the maritime portfolio in Transportation Finance partially offset by accounts returned to accrual, charge-offs and repayments. Real estate owned as a result of loans foreclosed was $87 million at September 30, 2016, down from $90 million at June 30, 2016 and $122 million at December 31, 2015, most of which is recorded in Consumer and Community Banking.

Approximately 65% of our non-accrual accounts were paying currently compared to 48% at June 30, 2016. Our impaired loan carrying value (including PAA discount, specific reserves and charge-offs) to estimated outstanding unpaid principal balances approximated 86%, compared to 82% at June 30, 2016. For this purpose, impaired loans are comprised principally of non-accrual loans over $500,000 and TDRs.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   85

Total delinquency (30 days or more) at 1% of finance receivables decreased from the prior quarter.

Forgone Interest (dollars in millions)

	Nine Months Ended September 30,
	2016			2015
	U.S.	Foreign	Total	U.S.	Foreign	Total
Interest revenue that would have been earned at original terms	$20.3	$4.3	$24.6	$18.8	$7.1	$25.9
Less: Interest recorded	(3.4)	(0.3)	(3.7)	(2.9)	(2.0)	(4.9)
Foregone interest revenue	$16.9	$4.0	$20.9	$15.9	$5.1	$21.0

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

The tables that follow reflect loan carrying values of accounts that have been modified, excluding PCI loans.

TDRs and Modifications (dollars in millions)

	September 30, 2016		December 31, 2015
		% Compliant		% Compliant
Troubled Debt Restructurings
Deferral of principal and/or interest	$9.0	97%	$5.4	99%
Interest only periods	9.5	100%	–	–
Interest rate reductions	8.7	100%	–	–
Covenant relief and other	35.0	96%	34.8	88%
Total TDRs	$62.2	97%	$40.2	90%
Percent non-accrual	87%		63%
Modifications(1)
Extended maturity	$91.6	100%	$0.2	100%
Covenant relief	296.4	96%	23.1	83%
Interest rate increase	165.8	77%	9.3	100%
Other	197.5	99%	218.4	100%
Total Modifications	$751.3	93%	$251.0	98%
Percent non-accrual	20%		16%
(1)	Table depicts the predominant element of each modification, which may contain several of the characteristics listed.

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

86   CIT GROUP INC

NON-INTEREST INCOME

As presented in the following table, Non-interest Income includes Rental Income on Operating Leases and Other Income. The following discussion is on a consolidated basis; Non-interest income is also discussed in each of the individual segments in Results By Business Segment.

Non-interest Income (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30, 2016	June 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Rental income on operating leases	$563.6	$569.3	$539.3	$1,708.3	$1,601.6
Other Income:
Fee revenues	31.6	28.0	29.6	92.3	77.5
Factoring commissions	28.8	24.1	30.9	79.3	87.4
Gains on sales of leasing equipment	22.4	28.0	30.7	61.6	84.2
Gains on investments	10.3	6.3	2.0	12.5	6.5
Gains (losses) on OREO sales	3.6	3.5	(3.2)	8.8	(3.2)
Gains (losses) on loan and portfolio sales	3.4	7.7	(14.7)	11.4	(6.0)
Net (losses) gains on derivatives and foreign currency exchange	(15.7)	10.4	(20.0)	4.0	(34.7)
Impairment on assets held for sale	(22.0)	(17.0)	(23.6)	(61.1)	(44.7)
Other revenues	11.5	13.3	7.5	70.3	22.1
Total other income	73.9	104.3	39.2	279.1	189.1
Total non-interest income	$637.5	$673.6	$578.5	$1,987.4	$1,790.7

Rental income on operating leases from equipment we lease is generated largely in the Transportation Finance segment and recognized principally on a straight line basis over the lease term. Rental income is discussed in “Net Finance Revenues” and “Results by Business Segment”. As discussed in Note 19 — Subsequent Events in Item 1. Consolidated Financial Statements, the commercial air business is subject to a definitive sales agreement. This portfolio consists of a significant portion of the operating lease equipment and rental income.

Other income increased from the year-ago and prior quarter reflecting the following:

Fee revenues include fees on lines of credit and letters of credit, capital markets-related fees, agent and advisory fees, and servicing fees for the assets that we sell, but for which we retain servicing. Fee revenue also includes banking fee products such as cash management fees and account fees. The increase from the year-ago periods reflect the additional fees from the OneWest Bank acquisition, and the increase from the prior quarter reflects higher capital markets-related fees.

Factoring commissions in the current quarter and for the nine months were down from the prior year periods, mostly reflecting lower factoring volume and product mix. Factoring volume was $6.7 billion for the current quarter, a slight decrease from $6.8 billion in the year-ago quarter, reflective of a softer retail market, and up seasonally from $5.5 billion last quarter. Factoring volume was $18.1 billion and $19.1 billion for the nine months ended September 30, 2016 and 2015, respectively.

Gains on sales of leasing equipment resulted from $152 million of equipment sales in the current quarter, $399 million in the year-ago quarter, and $156 million in the prior quarter. Equipment sales totaled $404 million and $991 million for the nine months ended September 30, 2016 and 2015, respectively. The prior year nine months includes significant sales of aircraft to TC-CIT Aviation, a joint venture. Gains as a percentage of equipment sold, which will vary based on the type and age of equipment sold, decreased from last quarter and the year-ago quarter. See table entitled Equipment Sales in Financing and Leasing Assets section that displays amounts sold by segment.

Gains on investments in the current and prior quarters primarily reflect changes in value of mortgage-backed securities. Gains and losses are also derived from sales of equity investments that were received as part of a lending transaction or, in some cases, a workout situation.

Gains (losses) on loan and portfolio sales resulted from $220 million of sales in the current quarter, $321 million in the year-ago quarter, and $220 million in the prior quarter. Gains and losses will vary based on the underlying loan and market conditions. The loss in the year-ago quarter was driven by the recognition of currency translation loss adjustment of $19 million on the sale of the Mexico business. Loan and portfolio sales totaled $554 million and $452 million for the nine months ended September 30, 2016 and 2015, respectively. See table entitled Loan and Portfolio Sales in the Financing and Leasing Assets section that displays amounts sold by segment.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   87

Gains (losses) on OREO sales reflect sales and adjustments to the carrying value of real estate owned assets. OREO properties were acquired in the OneWest Transaction or in subsequent foreclosure actions and pertain to foreclosures in the mortgage portfolios specific to the Consumer and Community Banking Segment.

Net (losses) gains on derivatives and foreign currency exchange includes valuation of the derivatives within the TRS, which resulted in losses of $20 million in the current quarter, gains of $9 million in the prior quarter, and losses of $24 million in the year ago quarter. The TRS derivative loss in the current quarter was primarily due to the narrowing of credit spread inputs to the fair value model.

Transactional foreign currency movements resulted in gains of less than $1 million in the current quarter, losses of $21 million in the prior quarter, and losses of $31 million in the year ago quarter. The impact of these transactional foreign currency movements was offset by gains of $4 million in the current quarter, gains of $22 million in the prior quarter, and gains of $41 million in the year ago quarter on derivatives that economically hedge foreign currency movements and other exposures.

In addition, there were losses of less than $1 million in the current quarter, gains of less than $1 million in the prior quarter, and $6 million of losses in the year-ago quarter, respectively, on the realization of cumulative translation adjustment (“CTA”) amounts from AOCI due to translational adjustments related to liquidating portfolios.

As of September 30, 2016, there was approximately $5 million of CTA losses (pre-tax) included in accumulated other comprehensive loss in the Consolidated Balance Sheet related to the China Equipment Finance portfolio in AHFS.

Impairment on assets held for sale in the current quarter was driven by $18 million of impairments on the business aircraft assets in Transportation Finance. The prior quarter impairment was driven by $18 million in Transportation Finance, mainly related to $14 million for scrapping of certain rail cars and $4 million charge associated with the business air portfolio held for sale, partially offset by amounts in other segments. The year ago quarter impairment primarily relates to the Mexico and Brazil portfolios held for sale in NSP. When an operating lease asset is classified as held for sale, depreciation expense is suspended and the asset is evaluated for impairment with any such charge recorded in other income. (See Other Expenses for related discussion on depreciation on operating lease equipment.)

Other revenues included items that are more episodic in nature, such as gains on work-out related claims, proceeds received in excess of carrying value on non-accrual accounts held for sale, which were repaid or had another workout resolution, insurance proceeds in excess of carrying value on damaged leased equipment, and income from joint ventures. Other revenues for the nine months ended September 30, 2016 included a gain on sale of the U.K. business of $24 million in NSP, inclusive of previously recorded CTA losses.

88   CIT GROUP INC

EXPENSES

Non-Interest Expense (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30, 2016	June 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Depreciation on operating lease equipment	$(179.1)	$(176.4)	$(159.1)	$(530.8)	$(473.7)
Maintenance and other operating lease expenses	(60.4)	(64.9)	(55.9)	(181.5)	(151.4)
Operating expenses:
Compensation and benefits	(157.8)	(155.9)	(160.4)	(485.9)	(442.5)
Professional fees	(47.2)	(39.5)	(57.3)	(125.5)	(97.6)
Technology	(32.6)	(31.3)	(29.9)	(94.3)	(77.1)
Net occupancy expense	(17.8)	(17.4)	(14.8)	(53.6)	(32.8)
Advertising and marketing	(4.8)	(4.4)	(7.4)	(14.6)	(23.2)
Other	(63.1)	(72.9)	(54.0)	(192.6)	(126.0)
Operating expenses, excluding restructuring costs and intangible asset amortization	(323.3)	(321.4)	(323.8)	(966.5)	(799.2)
Intangible assets amortization	(6.4)	(6.4)	(5.0)	(19.2)	(6.1)
Provision for severance and facilities exiting activities	(2.3)	(9.7)	(5.1)	(32.3)	(5.2)
Total operating expenses	(332.0)	(337.5)	(333.9)	(1,018.0)	(810.5)
Loss on debt extinguishments and deposit redemptions	(5.1)	(4.1)	(0.3)	(10.8)	(0.4)
Total non-interest expenses	$(576.6)	$(582.9)	$(549.2)	$(1,741.1)	$(1,436.0)
Headcount	4,650	4,650	4,960
Operating expenses excluding restructuring costs and intangible asset amortization as a % of AEA(1)	(2.19)%	(2.17)%	(2.47)%	(2.18)%	(2.36)%
Net efficiency ratio(2)	53.1%	49.8%	62.2%	50.7%	59.1%
(1)	Operating expenses excluding restructuring costs and intangible asset amortization as a % of AEA is a non-GAAP measure; see “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.
(2)	Net efficiency ratio is a non-GAAP measurement used by management to measure operating expenses (before restructuring costs and intangible amortization) to the level of total net revenues. See “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

Depreciation on operating lease equipment is recognized on owned equipment over the lease term or estimated useful life of the asset. Depreciation expense is primarily driven by the Transportation Finance operating lease equipment portfolio, which includes long-lived assets such as aircraft, a business subject to a definitive sale agreement, and railcars. To a lesser extent, depreciation expense includes amounts on smaller ticket equipment, such as office equipment. Impairments recorded on equipment held in portfolio are reported as depreciation expense. AHFS also impacts the balance, as depreciation expense is suspended on operating lease equipment once it is transferred to AHFS. Since the commercial air portfolio will be classified as a discontinued operation in the 2016 fourth quarter, depreciation on that portfolio will cease. We will also conform prior periods to exclude amounts related to discontinued operations. For the current year, the trend of increasing depreciation expense reflects the growing portfolio of operating lease equipment. Depreciation expense is discussed further in “Net Finance Revenues,” as it is a component of our asset margin. See “Non-interest Income” for impairment charges on operating lease equipment classified as held for sale.

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

The sequential decrease in maintenance and other operating expenses was driven by higher operating lease expense on additional aircraft last quarter, while the increase from last year reflects the larger portfolio.

Operating expenses excluding restructuring costs and intangible asset amortization in the current quarter were $323 million,

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   89

essentially flat to the prior quarter. The prior quarter included $12 million of elevated OREO and FDIC expenses, $8 million of which related to OREO assets that occurred in prior periods. The absence of these items was partially offset by higher sales tax expense as we work through prior year audits in Commercial Banking. Operating expenses have been elevated due to costs related to OneWest Bank integration and other strategic initiatives including the Commercial Air sale, which are reflected in Professional Fees. The net efficiency ratio, while improved from the year-ago quarter, was up from the prior quarter reflecting lower net finance revenue and slightly higher operating expenses. Headcount at September 30, 2016 was flat with the prior quarter, and down from the year-ago quarter reflecting the strategic initiatives, such as portfolio exits.

We are making progress on our initiative to reduce costs by $125 million, and remain on track to remove approximately one third of these costs in 2016. We expect expenses, excluding costs of strategic initiatives, to remain around $300 million next quarter. However, we anticipate costs associated with strategic initiatives to be further elevated in the near-term, as we prepare for the sale of the Commercial Air business and the submission of our 2017 capital plan.

Operating expenses reflect the following changes:

■	Compensation and benefits decreased from the year-ago quarter, primarily reflecting the impact of fewer employees. Year to date, the increase reflects the inclusion of expenses associated with the added employees due to the OneWest Bank acquisition for the nine months in the current year compared to two months in the prior year.
■	Professional fees include legal and other professional fees, such as tax, audit, and consulting services. The current and prior quarters include costs related to the integration of OneWest Bank and other strategic initiatives, including the separation of our Commercial Air business. Professional fees in the prior year were driven by OneWest Bank integration costs and costs related to exits of our non-strategic portfolios. Costs related to OneWest Bank integration and other strategic initiatives totaled $20 million for the quarter, $32 million for the year-ago quarter and $17 million for the prior quarter.
■	Technology costs increased from the year-ago quarter reflecting OneWest Bank expense.
■	Net Occupancy expenses were up from the year-ago quarter reflecting the added costs associated with OneWest Bank related to the branch network and office space.
■	Advertising and marketing expenses include costs associated with raising deposits.
■	Provision for severance and facilities exiting activities primarily reflects strategic initiatives to reduce operating expenses and streamline our operations, which resulted in employee reductions compared to the year-ago period.
■	Amortization of intangible assets primarily results from intangible assets recorded in the OneWest Bank acquisition.
■	Other expenses include items such as travel and entertainment, insurance, FDIC costs, office equipment and supplies costs and taxes other than income taxes. The sequential decrease reflects REO assets expenses that related to earlier periods. The increase from the year-ago quarter reflects OneWest Bank expenses for a full quarter.

Loss on debt extinguishments and deposit redemptions in the current and prior quarters relate to certain secured debt instruments and early repayment of brokered certificates of deposits.

INCOME TAXES

Income Tax Data (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30, 2016	June 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Provision for income taxes, before discrete items	$61.4	$90.4	$32.6	$215.6	$119.6
Discrete items	15.6	3.9	(592.6)	8.4	(597.8)
Provision (benefit) for income taxes	$77.0	94.3	$(560.0)	$224.0	$(478.2)
Effective tax rate	34.2%	34.2%	(409.4)%	31.8%	(109.3)%
Effective tax rate, before discrete items	27.2%	32.8%	23.8%	30.6%	27.3%

The income tax provision before impact of discrete items was higher in the current quarter and the nine months ended period, as compared to the year-ago quarter and nine months ended period, primarily driven by the recognition of deferred federal and state income tax expense on increased domestic earnings, which shifted the geographic mix of earnings compared to the prior periods.

90   CIT GROUP INC

Included in the net discrete tax expense of $16 million and $8 million for the current quarter and year to date was:

■	$16 million tax expense recorded this quarter related to the establishment of valuation allowances against certain international net deferred tax assets due to the exit of our international non-strategic portfolios,
■	$14 million tax benefit, including interest and penalties, recorded in the first quarter resulting from favorable actions taken by the tax authorities related to uncertain tax positions taken on certain prior year non-U.S. tax returns, and
■	$6 million miscellaneous other net tax expense items year to date.

Included in the 2015 discrete tax benefits of $593 million and $598 million for the quarter and year to date was:

■	$647 million tax benefit recorded in the third quarter corresponding to a reduction to the U.S. federal deferred tax asset valuation allowance after considering the impact on earnings of the OneWest acquisition to support the Company’s ability to utilize the U.S. federal net operating losses,
■	$29 million tax expense including interest and penalties recorded in the third quarter related to an uncertain tax position taken on certain prior year international tax returns,
■	$28 million tax expense recorded in the third quarter related to establishment of domestic and international deferred tax liabilities as a result of Management’s decision to no longer assert its intent to indefinitely reinvest its unremitted earnings in China, and
■	$9 million tax benefit recorded in the prior quarter corresponding to a reduction of certain tax reserves upon the receipt of a favorable tax ruling on an uncertain tax position taken on prior years’ tax returns.

While GAAP equity increased as a result of the recognition of net DTAs corresponding to the release of the aforementioned valuation allowances, there was minimal benefit on regulatory capital.

The effective tax rate for the current and prior quarters was 34%. The effective tax rate excluding discrete items(7) for the current and prior quarters was 27% and 33%, respectively, compared to 24% in the year-ago quarter, reflecting the relatively higher domestic earnings. Cash taxes were a net refund of $56 million compared to a net payment of $6 million in the prior quarter and $9 million in the year-ago quarter. The current quarter includes receipt of a tax refund of $45 million from the closing of a prior year income tax audit.

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

The Company maintained a valuation allowance of $37 million against certain non-U.S. reporting entities’ net DTAs at September 30, 2016, down from $91 million at December 31, 2015. In January 2016, the Company sold its U.K. equipment finance business. Thus, there was a reduction of approximately $70 million to the respective U.K. reporting entities’ net DTAs along with their associated valuation allowances. During the third quarter, the Company established $16 million valuation allowance on the China reporting entities’ net DTAs. In the evaluation process related to the net DTAs of the Company’s other international reporting entities, uncertainties surrounding the future international business operations have made it challenging to reliably project future taxable income. Management will continue to assess the forecast of future taxable income as the business plans for these international reporting entities evolve and evaluate potential tax planning strategies to utilize these net DTAs.

The Company’s ability to recognize DTAs will be evaluated on a quarterly basis to determine if there are any significant events that would affect our ability to utilize existing DTAs. If events are identified that affect our ability to utilize our DTAs, valuation allowances may be adjusted accordingly.

We expect the 2016 global effective tax rate to be in the low 30% range, before the impact of discrete tax items, while cash taxes paid are expected to remain relatively low until the related unrestricted NOL carry-forward is fully utilized. In addition, while GAAP equity increased as a result of the recognition of net DTAs corresponding to the release of the aforementioned valuation allowances, there was minimal benefit on regulatory capital.

See Note 13 — Income Taxes in Item 1. Consolidated Financial Statements for additional information, including deferred tax assets.

[7]	Effective tax rate excluding discrete items is a non-GAAP measure. See “Non-GAAP Measurements” for reconciliation of non-GAAP financial information

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   91

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

Real Estate Finance provides senior secured commercial real estate loans to developers and other commercial real estate professionals. We focus on stable, cash flowing properties and originate construction loans to highly experienced and well capitalized developers. In addition, the portfolio includes multi-family mortgage loans acquired from OneWest Bank that are being runoff.

Business Capital provides leasing and equipment financing solutions, along with commercial and factoring services to small businesses and middle market companies in a wide range of industries on both a private label and direct basis. We provide financing solutions for our borrowers and lessees, and assist manufacturers and distributors in growing sales, profitability and customer loyalty by providing customized, value- added finance solutions to their commercial clients. Our LendEdge platform allows small businesses to access financing through a highly automated credit approval, documentation and funding process. We offer both capital and operating leases. In addition, we provide factoring, receivable management products, and secured financing to businesses (our clients, generally manufacturers or importers of goods) that operate in several industries, including apparel, textile, furniture, home furnishings and consumer electronics. Factoring entails the assumption of credit risk with respect to trade accounts receivable arising from the sale of goods by our clients to their customers (generally retailers) that have been factored (i.e., sold or assigned to the factor).

Commercial Banking: Financial Data and Metrics (dollars in millions)

	Quarters Ended			Nine Months Ended
Earnings Summary	September 30, 2016	June 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Interest income	$285.0	$289.2	$251.5	$861.3	$618.7
Rental income on operating leases	31.9	28.7	24.6	87.7	71.5
Finance revenue	316.9	317.9	276.1	949.0	690.2
Interest expense	(76.2)	(74.7)	(67.3)	(224.5)	(196.8)
Depreciation on operating lease equipment	(24.4)	(21.5)	(18.1)	(65.9)	(52.8)
Net finance revenue (NFR)	216.3	221.7	190.7	658.6	440.6
Provision for credit losses	(39.2)	(11.4)	(43.2)	(124.1)	(85.6)
Other income	65.9	60.9	70.7	182.3	201.6
Operating expenses	(161.2)	(148.8)	(146.5)	(468.3)	(410.5)
Income before provision for income taxes	$81.8	$122.4	$71.7	$248.5	$146.1
Select Period End Balance
Financing and leasing assets	$21,245.0	$21,496.3	$22,274.8	$21,245.0	$22,274.8
Earning assets	21,454.0	21,740.5	22,818.2	21,454.0	22,818.2

92   CIT GROUP INC

Commercial Banking: Financial Data and Metrics (dollars in millions) (continued)

	Quarters Ended			Nine Months Ended
	September 30, 2016	June 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Select Average Balances
Average finance receivables (AFR)	$20,691.1	$21,040.7	$19,356.9	$20,930.4	$16,490.1
Average earning assets (AEA)(1)	20,385.1	20,575.1	18,724.0	20,526.5	15,846.5
Statistical Data
Net efficiency ratio	56.6%	52.1%	55.4%	55.1%	63.5%
Pretax return on AEA	1.61%	2.38%	1.53%	1.61%	1.23%
New business volume	$1,889.4	$2,048.4	$1,960.2	$5,519.2	$4,779.8
Factoring volume	$6,683.8	$5,529.3	$6,773.5	$18,086.9	$19,090.4
Select Divisional Data
Net finance revenue:
Commercial Finance	$88.5	$94.5	$79.9	$273.6	$169.0
Real Estate Finance	51.5	51.6	37.1	157.5	58.2
Business Capital	76.3	75.6	73.7	227.5	213.4
Segment total	$216.3	$221.7	$190.7	$658.6	$440.6
Net finance margin — NFR as a % of AEA
Commercial Finance	4.00%	4.08%	3.59%	3.96%	3.01%
Real Estate Finance	3.74%	3.78%	3.72%	3.87%	3.04%
Business Capital	5.07%	5.16%	5.06%	5.15%	4.89%
Segment total	4.24%	4.31%	4.07%	4.28%	3.71%
(1)	AEA is lower than AFR as it is reduced by the average credit balances for factoring clients.

Commercial Banking pre-tax earnings decreased from the prior quarter as credit costs returned to a more normalized level and operating expenses in Equipment Finance were elevated from higher sales and local taxes. Comparisons to the year-ago quarter are impacted by the timing of the acquisition of OneWest Bank in August 2015.

Financing and leasing assets (“FLA”), which comprise the vast majority of earning assets, were $21.2 billion at September 30, 2016, slightly down from $21.5 billion at June 30, 2016, mostly driven by decreases in Commercial Finance due to higher prepayments and asset sales, and down from $22.3 billion a year-ago, due to sales and prepayments in Commercial Finance. New lending and leasing volume was down from the prior quarter, reflecting a reduction in Real Estate Finance, which was particularly strong in the prior quarter, partially offset by increased volume in Commercial Finance. New lending and leasing volume was down from the year-ago quarter, driven by Commercial Finance and Real Estate Finance, which offset higher volumes in Business Capital.

Factored volume was up seasonally from the prior quarter and essentially flat with the year-ago quarter. Financing and leasing assets at September 30, 2016, were comprised of $8.6 billion in Commercial Finance, $7.3 billion in Business Capital, and $5.4 billion in Real Estate Finance.

New business yields on our commercial lending assets were up from the prior and year-ago quarters, reflecting higher yields in Real Estate Finance, offset by lower yields in Commercial Finance and Business Capital.

Highlights included:

■	The net finance revenue increased from the year-ago quarter, reflecting a full quarter of purchase accounting accretion on loans acquired from OneWest Bank. The decrease from the prior quarter was primarily due to an interest recovery on a loan previously charged off recognized last quarter. Purchase accounting accretion benefiting NFR totaled $37 million, $25 million and $38 million in the current, year-ago and prior quarters, respectively. Year to date 2016 benefited from $115 million of purchase accounting accretion. (Purchase accounting accretion is depicted in tabular form in the Net Finance Revenue section). The current and prior quarters included $17 million and $16 million, respectively, of PAA that was accelerated due to prepayments ($48 million year to date). Gross yields were up from both the year-ago and prior quarters due to a change in portfolio mix, with an increase in Business Capital volume. The increase compared to the year-ago quarter also reflects benefits of a full quarter of purchase accounting accretion from the OneWest Bank acquisition. See Select Segment and Division Margin Metrics table in Net Finance Revenue section for amounts of purchase accounting accretion and gross yields by division.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   93

■	Other income decreased from the year-ago quarter and increased from the prior quarter, reflecting the following:
■	Factoring commissions of $29 million were down from the year-ago quarter reflecting mix and market conditions but up from the prior quarter due to seasonally higher factoring volume.
■	Gains on asset sales (including receivables, equipment and investments) totaled $6 million, down from $13 million in the year-ago quarter and from $10 million in the prior quarter reflecting modest gains on sales of highly leveraged loans in the Commercial Finance division in the current quarter and the benefit of purchase accounting acceleration on loan sales in the prior quarter. Financing and Leasing assets sold totaled $220 million in the current quarter, compared to $131 million in the year-ago quarter and $224 million in the prior quarter. The sales activity in the current and prior quarter primarily reflected risk management actions to reduce certain highly leveraged loans in the Commercial Finance division.
■	Fee revenue is mainly driven by fees on lines of credit and letters of credit, capital markets-related fees, agent and advisory fees, and servicing fees for the assets we sell but retain servicing. Fee revenue was $25 million in the current quarter, up from $24 million in the year-ago quarter and $22 million in the prior quarter, primarily driven by higher capital market fees in the Commercial Finance division.
■	The provision for credit losses returned to a more normalized level, $39 million, in the current quarter, compared to a low of $11 million in the prior quarter, and $43 million in the year-ago quarter. The increase in provision from the prior quarter resulted from increases in the allowance for loan losses due to modest increases across divisions. Net charge-offs were $22 million (0.42% of average finance receivables), compared to $35 million (0.66%) in the prior quarter and $18 million (0.38%) in the year-ago quarter. Excluding assets transferred to held for sale in all periods, net charge-offs were $15 million in the current quarter, compared to $16 million in the prior quarter and $18 million in the year-ago quarter. Year to date, net charge-offs were $88 million (0.56%), $27 million of which related to assets transferred to held for sale, compared to charge offs of $63 million (0.51%), $13 million of which related to assets transferred to held for sale for the nine months ended September 2015. Non-accrual loans were $180 million (0.87% of finance receivables), compared to $208 million (1.00%) at June 30, 2016, and $147 million (0.67%) a year-ago. While the decrease from the prior quarter was related to a decline in non-accrual loans in the energy sector, non-accrual loans in this sector drove the increase from the year-ago quarter, partially offset by lower non-accrual balances in Business Capital.
■	Operating expenses increased from the prior quarter and reflects higher sales and local taxes in Equipment Finance. The increase from the 2015 periods also reflects the impact of a full quarter and year to date amounts of OneWest Bank expenses.

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

During 2015, management announced it was exploring strategic alternatives for the Commercial Air business. On October 6, 2016, we announced that we entered into a definitive sales agreement to sell certain assets of $11.1 billion and liabilities of $1.7 billion (as of June 30, 2016), which represents the vast majority of the existing Commercial Air business, except for certain aerospace loans funded in CIT Bank.

Business Air offers financing and leasing programs for corporate and private owners of business jets. In 2016, we transferred the business aircraft portfolio to AHFS.

Based on the definitive sale agreement that we executed on October 6, 2016, the activity of the Commercial Air business that is subject to the agreement, as well as activity associated with the Business Air assets, will be reported as discontinued operations in the 2016 fourth quarter. Therefore, balance sheet balances and income statement activity would no longer be included in the Transportation Finance segment. All prior periods will be conformed to exclude the respective activities.
See Note 19 — Subsequent Events in Item 1. Consolidated Financial Statements for additional information relating to the pending sale.

Rail

Rail leases railcars and locomotives to railroads and shippers throughout North America and Europe. Our operating lease fleet consists of approximately 131,000 railcars, including 380 locomotives, and we serve approximately 650 customers.

Maritime Finance

Maritime Finance offered secured loans to owners and operators of oceangoing and inland cargo vessels, as well as offshore vessels and drilling rigs. Given the market conditions, we will not be growing this portfolio at this time.

94   CIT GROUP INC

Transportation Finance: Financial Data and Metrics (dollars in millions)

	Quarters Ended			Nine Months Ended
Earnings Summary	September 30, 2016	June 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Interest income	$51.3	$49.9	$50.2	$153.9	$137.3
Rental income on operating leases	527.9	536.6	505.7	1,609.0	1,500.3
Finance revenue	579.2	586.5	555.9	1,762.9	1,637.6
Interest expense	(146.7)	(146.5)	(139.7)	(441.3)	(439.0)
Depreciation on operating lease equipment	(154.7)	(154.9)	(137.5)	(464.9)	(410.1)
Maintenance and other operating lease expenses	(60.4)	(64.9)	(55.9)	(181.5)	(151.4)
Net finance revenue (NFR)	217.4	220.2	222.8	675.2	637.1
Provision for credit losses	(5.5)	(15.6)	1.6	(43.8)	(5.9)
Other income	6.5	11.7	23.0	37.0	72.2
Operating expenses	(61.8)	(62.2)	(53.6)	(184.7)	(184.6)
Income before provision for income taxes	$156.6	$154.1	$193.8	$483.7	$518.8
Select Period End Balance
Financing and leasing assets	$19,915.0	$19,963.5	$18,735.1	$19,915.0	$18,735.1
Earning assets	20,950.4	20,960.2	19,261.8	20,950.4	19,261.8
Select Average Balances
Average finance receivables (AFR)	$2,526.6	$2,726.0	$3,246.0	$2,894.4	$3,080.6
Average operating leases (AOL)	16,581.3	16,477.3	14,977.9	16,476.7	14,785.3
Average earning assets (AEA)	20,953.0	20,945.7	19,009.2	20,818.5	18,972.2
Statistical Data
Net operating lease revenue — rental income, net of depreciation and maintenance and other operating lease expenses	$312.8	$316.8	$312.3	$962.6	$938.8
Operating lease margin as a % of AOL	7.55%	7.69%	8.34%	7.79%	8.47%
Net efficiency ratio	27.6%	26.1%	21.8%	25.7%	26.0%
Pretax return on AEA	2.99%	2.94%	4.08%	3.10%	3.65%
New business volume	$372.0	$461.0	$1,144.0	$1,078.9	$2,307.3
Select Divisional Data
Net finance revenue:
Aerospace	$124.8	$110.6	$111.2	$355.0	$311.9
Rail	77.5	94.0	98.7	271.7	293.0
Maritime Finance	15.1	15.6	12.9	48.5	32.2
Segment total	$217.4	$220.2	$222.8	$675.2	$637.1
Net finance margin — NFR as a % of AEA
Aerospace	4.10%	3.61%	3.95%	3.90%	3.58%
Rail	4.33%	5.34%	6.25%	5.16%	6.38%
Maritime Finance	3.76%	3.77%	3.58%	3.92%	3.48%
Segment total	4.15%	4.21%	4.69%	4.32%	4.48%

Transportation Finance pre-tax earnings increased slightly from the prior quarter, as lower credit costs offset a decline in net finance revenue and other income. Compared to the year-ago quarter, pre-tax earnings decreased driven by higher operating expenses, primarily due to the commercial air separation, lower other income, higher credit costs and lower margins. Year to date, pre-tax earnings decreased as higher by higher operating and credit costs, along with lower other income offset the increase in net finance revenue.

Financing and leasing assets totaled $19.9 billion at September 30, 2016, compared to approximately $20.0 billion at June 30, 2016 and December 31, 2015. Assets grew sequentially in Rail and are down in aerospace and maritime finance from December 31, 2015. Assets held for sale of $1.1 billion principally included $0.6 billion of business air portfolio and $0.5 billion of commercial aerospace loans (due to the announced sale agreement). New business volume for the quarter totaled $372 million, down from the prior quarter due to lower aircraft and rail

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   95

order book deliveries, and down from the year-ago quarter, also reflecting limited maritime finance activity.

As noted above, we announced a definitive agreement to sell the vast majority of the commercial aerospace leasing business (approximately $11.1 billion assets as of June 30, 2016), and separately, plan to sell our business aircraft portfolio. Aerospace financing and leasing assets were $11.2 billion, which included $10.6 billion of commercial air assets and $0.6 billion of business air assets in AHFS, down from $11.4 billion at June 30, 2016 and $11.6 billion at December 31, 2015. Because of the pending transaction, new originations will be limited, mainly reflecting order book deliveries. Our owned operating lease commercial portfolio included 283 aircraft at September 30, 2016, and we had 131 aircraft on order from manufacturers, with deliveries scheduled through 2020. At September 30, 2016, we manage 28 aircraft for a joint venture, TC-CIT Aviation. See Note 14 — Commitments in Item 1. Consolidated Financial Statements and Concentrations for further aircraft manufacturer commitment data and Note 19 — Subsequent Events for information on the pending commercial air sale.

Rail financing and leasing assets grew to $7.1 billion from $7.0 billion at June 30, 2016, and $6.7 billion at December 31, 2015. Our owned operating lease portfolio approximated 131,000 railcars at September 30, 2016, up slightly from June 30, 2016 and from approximately 128,000 railcars at December 31, 2015. At September 30, 2016, we had approximately 3,500 railcars on order from manufacturers, with deliveries scheduled through 2018. See Note 14 — Commitments in Item 1. Consolidated Financial Statements and Concentrations for further railcar manufacturer commitment data.

Maritime Finance financing and leasing assets totaled $1.6 billion, down slightly from June 30, 2016 and December 31, 2015, as no new loans are being offered in this business at this time.

Highlights included:

■	Net finance revenue was down slightly from the prior quarter, on lower rentals in rail. Net finance revenue decreased from the year-ago quarter, as higher average operating lease assets were partially offset by lower average yields, reflective of pressure on certain rental rates and utilization. Net finance margin was down from the prior and year-ago quarters reflecting the net finance revenue trends described above, and relatively stable funding costs.
■	Gross yields in Aerospace were up slightly from the prior quarter to 11.04%, while gross yields in Rail of 12.38% were down primarily on lower renewal rates. Rail utilization remained at 94% compared to June 30, 2016, and down from 96% at December 31, 2015, reflecting pressures mostly from the crude, coal and steel industries. Demand for crude, coal and steel cars continues to be soft, therefore we still expect railcar utilization to move toward the low 90% range and rental rates to decline as leases re-new. About 41% of the total railcar order-book has lease commitments. See Select Segment and Division Margin Metrics table in Net Finance Revenue section.
■	Net operating lease revenue, which is a component of NFR, was flat with the year-ago quarter, as increased rental income from growth in the Aerospace and Rail divisions was offset by higher depreciation and maintenance and operating lease expenses. Compared to the prior quarter, net operating lease revenue was down slightly, on lower rents on the rail portfolio, reflective of lower renewal rates. The decline in the operating lease margin (as a percentage of average operating lease equipment) reflects these trends.
■	Commercial aircraft utilization was 99%, with all but two aircraft on lease or under a commitment, down slightly from the prior quarter and year-end when all aircraft were on lease or under a commitment. All of our aircraft scheduled for delivery in the next 12 months have commitments.
■	The current quarter new business volume included the delivery of one aircraft and approximately 2,000 railcars. The prior quarter new business volume included $457 million of operating lease equipment, including the delivery of six aircraft and approximately 1,700 railcars.
■	Other income was down from the year-ago and prior quarters and primarily includes:
■	Gains on asset sales totaled $20 million in 2016 on $100 million of asset sales, $22 million on $375 million of asset sales in the year-ago quarter, and $25 million of gains on $107 million of asset sales in the prior quarter. Year-to-date, gains on asset sales totaled $54 million in 2016 on $245 million of asset sales compared to $60 million on $858 million of equipment and receivable sales in 2015.
■	Impairments on assets held for sale totaled $18 million in the current quarter, driven by business air assets in AHFS. Impairments were $1 million in the year-ago quarter and $18 million in the prior quarter, primarily driven by scrapping of railcars. Year-to-date, impairments on assets held for sale was approximately $38 million in 2016 and $4 million in 2015.
■	Other income also includes a small amount of fee income, along with other revenue derived from loan commitments, joint ventures and other periodic items, such as a settlement from a bankrupt airline in the prior quarter.
■	Non-accrual loans were $54 million (2.45% of finance receivables), compared to $18 million (0.70%) at June 30, 2016 and $15 million (0.43%) at December 31, 2015. The current quarter increase was due to the addition of a $49 million maritime finance account, while the other periods principally consisted of business aircraft loans. Net charge-offs were $2 million (0.33% of average finance receivables) in the current quarter, and primarily related to assets transferred to held for sale. Net charge-offs were $7 million (0.97%) in the prior quarter, primarily related to business air assets transferred to held for sale. Excluding assets

96   CIT GROUP INC

transferred to held for sale, net charge-offs in the each of the quarters were less than $1 million. Year to date, net charge-offs were $28 million (1.30%), $16 million of which related to assets transferred to held for sale. The current and prior quarter provision for credit losses was driven by general reserve builds on the Maritime portfolio, while the prior quarter also included two Aerospace loan charge-offs.
■	Operating expenses were relatively flat with the prior quarter as higher costs related to the commercial air separation offset lower employee costs. The current and prior quarter included $10 million and $9 million of costs related to the commercial air separation initiative, respectively.

Consumer and Community Banking

Consumer and Community Banking includes Legacy Consumer Mortgages (the former LCM segment) and other banking divisions that were included in the former NAB segment (Consumer Banking, Mortgage Lending, Wealth Management, and SBA Lending), which are grouped together for purposes of discussion as Other Consumer Banking. These were all businesses and portfolios acquired from OneWest Bank; therefore the year-ago quarter reflects results for approximately two months.

Other Consumer Banking offers mortgage lending, deposits and private banking services to its customers. The segment offers jumbo residential mortgage loans and conforming residential mortgage loans, primarily in Southern California. Mortgage loans are primarily originated through branch and retail referrals, employee referrals, internet/web leads and direct marketing. Additionally, loans are purchased through bulk acquisitions. Mortgage Lending includes product specialists, internal sales support and origination processing, structuring and closing. Retail banking is the primary deposit gathering business of the Bank and operates through retail branches and an online direct channel. We offer a broad range of deposit and lending products to meet the needs of our clients (both individuals and small businesses), including checking, savings, certificates of deposit, and residential mortgage loans. We operate a network of 70 retail branches in Southern California. We also offer banking services to high net worth individuals. Additionally, the division offers a full suite of deposit and payment solutions to middle market companies and small businesses.

The division also originates qualified Small Business Administration (“SBA”) 504 loans and 7(a) loans. SBA 504 loans generally provide growing small businesses with long-term, fixed-rate financing for major fixed assets, such as land and building. SBA 7(a) loans generally provide for purchase/refinance of owner occupied commercial real estate, working capital, acquisition of inventory, machinery, equipment, furniture, and fixtures, the refinance of outstanding debt subject to any program guidelines, and acquisition of businesses, including partnership buyouts.

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

Consumer and Community Banking: Financial Data and Metrics (dollars in millions)

	Quarters Ended			Nine Months Ended
Earnings Summary	September 30, 2016	June 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Interest income	$102.9	$105.4	$73.9	$311.5	$73.9
Interest expense	(1.9)	(5.9)	(13.8)	(16.7)	(13.8)
Net finance revenue (NFR)	101.0	99.5	60.1	294.8	60.1
Provision for credit losses	(1.6)	(1.1)	(5.1)	(5.8)	(5.1)
Other income	7.1	11.7	0.1	26.9	0.1
Operating expenses	(87.7)	(93.2)	(59.0)	(263.2)	(59.0)
Income (loss) before provision for income taxes	$18.8	$16.9	$(3.9)	$52.7	$(3.9)
Select Period End Balance
Financing and leasing assets	$7,171.0	$7,171.8	$7,297.0	$7,171.0	$7,297.0
Earning assets	7,667.2	7,687.0	7,914.9	7,667.2	7,914.9

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   97

Consumer and Community Banking: Financial Data and Metrics (dollars in millions) (continued)

	Quarters Ended			Nine Months Ended
	September 30, 2016	June 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Select Average Balances
Average finance receivables (AFR)	$7,115.9	$7,155.6	$4,705.4	$7,140.9	$1,586.3
Average earning assets (AEA)	7,658.1	7,728.6	5,127.5	7,711.9	1,728.5
Statistical Data
Net efficiency ratio	76.8%	79.6%	92.7%	77.5%	92.7%
Pretax return on AEA	0.98%	0.87%	(0.30)%	0.91%	(0.30)%
New business volume	$289.0	$261.3	$29.6	$764.7	$29.6
Select Divisional Data
Net finance revenue:
Other consumer banking	$40.5	$37.1	$13.3	$111.6	$13.3
LCM	60.5	62.4	46.8	183.2	46.8
Segment total	$101.0	$99.5	$60.1	$294.8	$60.1
Net finance margin — NFR as a % of AEA
Other consumer banking	7.45%	7.16%	4.56%	7.22%	4.49%
LCM	4.41%	4.41%	4.73%	4.32%	4.68%
Segment total	5.28%	5.15%	4.69%	5.10%	4.64%

Consumer and Community Banking pre-tax earnings increased from the prior quarter, reflecting lower interest expenses and operating expenses. Comparisons to the prior year quarter are impacted by the timing of the 2015 acquisition of OneWest Bank. The 2015 quarter reflects results for approximately two months due to the acquisition of OneWest Bank in August 2015.

Financing and leasing assets totaled $7.2 billion at September 30, 2016, essentially unchanged from June 30, 2016, as new volume offset the run-off of the LCM portfolios. The LCM portfolios make up $5.0 billion of the current quarter balance with a significant portion covered by loss sharing agreements with the FDIC. These agreements begin to expire in 2019, the benefit of which is recorded within the indemnification asset. See Note 5 — Indemnification Assets in Item 1. Consolidated Financial Statements for more detailed discussion on the indemnification assets.

Highlights included:

■	NFR was up slightly from the prior quarter. NFR also benefits from purchase accounting accretion. There was $29 million and $35 million of purchase accounting accretion in the current and prior quarters, compared to $24 million in the prior-year quarter.
■	Other income included gains on REO properties, fee revenue and other miscellaneous income. Gains on OREO properties totaled approximately $4 million each in the current and prior quarter, compared to a loss of $3 million in the prior-year quarter. While fee revenue was fairly consistent across the quarters at approximately $3 million each, other revenue was down in the current quarter reflecting a fair value adjustment loss of approximately $1 million for the FDIC Receivable measured at fair value.
■	Non-accrual loans were $14 million (0.20% of finance receivables) at September 30, 2016, up from $12 million (0.16%) at June 30, 2016, and $5 million (0.07%) at December 31, 2015. The increase from the prior year is due to slight deterioration in the LCM portfolio.
■	Operating expenses are reflective of the inclusion of branch operation costs, which also causes the net efficiency ratio to be higher than other segments. The decline from the prior quarter is due to decreased REO expenses.

Non-Strategic Portfolios (NSP)

NSP consists of businesses and portfolios that we no longer consider strategic. These portfolios include equipment financing, secured lending and leasing and advisory services to small and middle-market businesses.

98   CIT GROUP INC

Non-Strategic Portfolios: Financial Data and Metrics (dollars in millions)

	Quarters Ended			Nine Months Ended
Earnings Summary	September 30, 2016	June 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Interest income	$22.6	$23.2	$43.7	$70.8	$145.3
Rental income on operating leases	3.8	4.0	9.0	11.6	29.8
Finance revenue	26.4	27.2	52.7	82.4	175.1
Interest expense	(12.7)	(13.7)	(27.3)	(40.9)	(99.3)
Depreciation on operating lease equipment	–	–	(3.5)	–	(10.8)
Net finance revenue (NFR)	13.7	13.5	21.9	41.5	65.0
Provision for credit losses	0.1	–	(3.2)	0.1	(6.3)
Other income	4.9	6.7	(35.4)	26.1	(42.6)
Operating expenses	(11.0)	(12.1)	(26.0)	(35.2)	(97.6)
Income (loss) before provision for income taxes	$7.7	$8.1	$(42.7)	$32.5	$(81.5)
Select Period End Balance
Financing and leasing assets	$1,004.1	$1,093.1	$1,791.8	$1,004.1	$1,791.8
Earning assets	1,195.9	1,341.4	2,062.1	1,195.9	2,062.1
Select Average Balances
Average finance receivables (AFR)	$–	$–	$1,339.1	$–	$1,276.6
Average earning assets (AEA)	1,283.8	1,384.5	2,284.3	1,398.7	2,514.6
Statistical Data
Net finance margin — NFR as a % of AEA	4.27%	3.90%	3.83%	3.96%	3.45%
Pretax return on AEA	2.40%	2.34%	(7.48)%	3.10%	(4.32)%
New business volume	$45.7	$61.1	$184.4	$151.1	$601.3

The 2016 results for the current and prior quarters reflect activity from portfolios in Canada and China, while the first quarter of 2016 also benefited from the sale of the U.K. Equipment Finance business, which was sold in January 2016. The prior-year periods also include activity from other international businesses and portfolios, such as portfolios in Mexico and Brazil that were sold in August and December 2015, respectively. The year-ago pre-tax loss was driven by the higher level of operating expenses reflective of the remaining businesses at that time and charges related to AHFS.

Financing and leasing assets at September 30, 2016, included portfolios in Canada and China. In June 2016 we entered into a definitive agreement to sell the Canadian Equipment Finance and Corporate Finance business with approximately $700 million of financing and leasing assets as of September 30, 2016. The sale closed on October 1 and also included the transfer of approximately 135 employees. We expect to record a pre-tax gain on the sale in other income in the fourth quarter. In addition, we are pursuing the sale of the Chinese business, which is included in AHFS.

Highlights included:

■	Net finance revenue (“NFR”) was up slightly compared to the prior quarter, but down from the year-ago quarter on lower earning assets.
■	Other income for the current and prior quarters primarily reflects miscellaneous items, such as recoveries of amounts previously charged off, while the 2016 year to date includes a gain of $24 million from the sale of the U.K. business for the quarter ended March 31, 2016. The prior-year periods included loss on asset sales, CTA losses, mostly related to the sale of the Mexico business, and impairment charges on AHFS.
■	Operating expenses were down, primarily reflecting lower cost due to sales of businesses and run-off of assets.

Corporate and Other

Certain items are not allocated to operating segments and are included in Corporate & Other. Some of the more significant items include interest income on investment securities, a portion of interest expense primarily related to corporate liquidity costs (interest expense), mark-to-market adjustments on non-qualifying derivatives (other income), restructuring charges for severance and facilities exit activities as well as certain unallocated costs (operating expenses), certain intangible assets amortization expenses (other expenses) and loss on debt extinguishments. Comparisons to the prior year quarter are impacted by the timing of the 2015 acquisition of OneWest Bank. Results for 2015 include OneWest Bank for approximately two months in the quarter and nine-month periods.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   99

Corporate and Other: Financial Data and Metrics (dollars in millions)

	Quarters Ended			Nine Months Ended
Earnings Summary	September 30, 2016	June 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Interest income	$28.3	$27.6	$18.4	$83.3	$27.3
Interest expense	(41.9)	(41.7)	(32.2)	(124.9)	(67.9)
Net finance revenue (NFR)	(13.6)	(14.1)	(13.8)	(41.6)	(40.6)
Other income	(10.5)	13.3	(19.2)	6.8	(42.2)
Operating expenses	(15.4)	(25.3)	(49.1)	(77.4)	(59.2)
Loss before provision for income taxes	$(39.5)	$(26.1)	$(82.1)	$(112.2)	$(142.0)
Select Average Balances
Average earning assets (AEA)	$8,725.4	$8,595.3	$7,303.1	$8,662.6	$6,081.1
Statistical Data
Pretax return on AEA	(1.81)%	(1.21)%	(4.50)%	(1.73)%	(3.11)%
■	Interest income consists of interest and dividend income, primarily from investment securities and deposits held at other depository institutions. The increase from the year-ago periods reflects additional income from the OneWest Bank acquisition and the associated investment portfolio.
■	Interest expense is allocated to the segments. Interest expense held in Corporate represents amounts in excess of these allocations and amounts related to excess liquidity.
■	Other income primarily reflects gains and (losses) on derivatives, including the TRS, fair value adjustment on certain MBS securities carried at fair value, and foreign currency exchange. The TRS had a mark-to-market charge of $20 million in the current quarter, compared to a mark-to-market charge of $24 million in the year-ago quarter and a mark-to-market benefit of $9 million in the prior quarter. Other income in the current quarter also includes a gain of $10 million from the MBS securities portfolio carried at fair value, compared to a $5 million gain in the prior quarter. The 2015 year to date period also included $9 million related to the write-off of other receivables that was fully offset with a benefit to the tax provision.
■	Operating expenses reflects salary and general and administrative expenses in excess of amounts allocated to the business segments. Operating expenses were down in the current quarter compared to the year-ago quarter, which included costs associated with the OneWest Bank acquisition. Compared to the prior quarter, operating expenses were down from the prior quarter mostly driven by lower provision for severance and facilities exiting activities, which was $2 million during the current quarter, compared to $5 million in the year-ago quarter and $10 million in the prior quarter.

100   CIT GROUP INC

FINANCING AND LEASING ASSETS

The following table presents our financing and leasing assets by segment.

Financing and Leasing Asset Composition (dollars in millions)

	September 30, 2016	June 30, 2016	December 31, 2015
Commercial Banking
Loans	$20,564.7	$20,709.8	$20,929.2
Operating lease equipment, net	348.6	314.8	259.0
Assets held for sale	331.7	471.7	414.9
Financing and leasing assets	21,245.0	21,496.3	21,603.1
Commercial Finance
Loans	8,257.2	8,512.9	9,118.6
Assets held for sale	322.8	461.3	313.6
Financing and leasing assets	8,580.0	8,974.2	9,432.2
Real Estate Finance
Loans	5,413.9	5,566.1	5,300.6
Assets held for sale	–	–	57.0
Financing and leasing assets	5,413.9	5,566.1	5,357.6
Business Capital
Loans	6,893.6	6,630.8	6,510.0
Operating lease equipment, net	348.6	314.8	259.0
Assets held for sale	8.9	10.4	44.3
Financing and leasing assets	7,251.1	6,956.0	6,813.3
Transportation Finance
Loans	2,224.2	2,613.1	3,542.1
Operating lease equipment, net	16,606.2	16,549.8	16,358.0
Assets held for sale	1,084.6	800.6	54.9
Financing and leasing assets	19,915.0	19,963.5	19,955.0
Aerospace
Loans	585.3	904.4	1,762.3
Operating lease equipment, net	9,571.7	9,685.6	9,765.2
Assets held for sale	1,055.4	764.1	34.7
Financing and leasing assets	11,212.4	11,354.1	11,562.2
Rail
Loans	106.3	106.9	120.9
Operating lease equipment, net	7,034.5	6,864.2	6,592.8
Assets held for sale	0.4	6.9	0.7
Financing and leasing assets	7,141.2	6,978.0	6,714.4
Maritime Finance
Loans	1,532.6	1,601.8	1,658.9
Assets held for sale	28.8	29.6	19.5
Financing and leasing assets	1,561.4	1,631.4	1,678.4
Consumer and Community Banking
Loans	7,129.3	7,133.9	7,200.4
Assets held for sale	41.7	37.9	45.1
Financing and leasing assets	7,171.0	7,171.8	7,245.5
Other Consumer Banking
Loans	2,121.3	1,977.1	1,770.0
Assets held for sale	8.9	3.3	3.9
Financing and leasing assets	2,130.2	1,980.4	1,773.9
Legacy Consumer Mortgages
Loans	5,008.0	5,156.8	5,430.4
Assets held for sale	32.8	34.6	41.2
Financing and leasing assets	5,040.8	5,191.4	5,471.6
Non-Strategic Portfolios
Loans	–	–	–
Operating lease equipment, net	–	–	–
Assets held for sale	1,004.1	1,093.1	1,577.5
Financing and leasing assets	1,004.1	1,093.1	1,577.5
Total financing and leasing assets	$49,335.1	$49,724.7	$50,381.1

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   101

Financing and leasing assets were down from June 30, 2016 and December 31, 2015, reflecting the following:

Financing and leasing asset levels were mixed within each of the divisions within Commercial Banking during 2016. Commercial Finance assets were down, reflecting sales, including sales of certain loans for risk management purposes, and prepayments. Real Estate Finance was up slightly from year end as strong origination volume outpaced prepayments and the run-off of a legacy non-SFR portfolio, but was down from June 30, 2016. Business Capital was up, reflecting growth in the equipment leasing business, as well as seasonal increase in factoring receivables. The Commercial Finance assets within AHFS are also for risk management purposes.

Transportation Finance financing and leasing assets were essentially flat, as the decreases in Aerospace and Maritime Finance, was mostly offset by growth in Rail. Currently we are not funding any new business in Maritime Finance, other than outstanding commitments. AHFS is mostly comprised of our portfolio of $0.6 billion business aircraft and $0.5 billion of certain commercial air loans transferred to AHFS in anticipation of the sale.

Consumer and Community Banking loans were essentially flat as run-off in LCM, which includes SFR and reverse mortgage portfolios, offset purchases and originations in Other Consumer Banking.

The decline in NSP primarily reflected the sale of the U.K. equipment finance business in the first quarter of 2016, and run-off throughout 2016. In October, we completed the sale of our Canadian equipment finance and corporate finance business with assets of approximately $700 million. The remaining assets in NSP after that sale relate to our China business.

Financing and leasing asset trends are also discussed in the respective segment descriptions in “Results by Business Segment”.

The following table presents the changes to our financing and leasing assets:

Financing and Leasing Assets Rollforward (dollars in millions)

	Commercial Banking	Transportation Finance	Consumer and Community Banking	Non- Strategic Portfolios	Total
Balance at June 30, 2016	$21,496.3	$19,963.5	$7,171.8	$1,093.1	$49,724.7
New business volume	1,889.4	372.0	289.0	45.7	2,596.1
Loan and portfolio sales	(173.3)	(18.1)	(28.6)	–	(220.0)
Equipment sales	(46.8)	(81.9)	–	(23.5)	(152.2)
Depreciation	(24.4)	(154.7)	–	–	(179.1)
Gross charge-offs	(27.7)	(2.1)	(0.7)	–	(30.5)
Collections and other	(1,868.5)	(163.7)	(260.5)	(111.2)	(2,403.9)
Balance at September 30, 2016	$21,245.0	$19,915.0	$7,171.0	$1,004.1	$49,335.1
Balance at December 31, 2015	$21,603.1	$19,955.0	$7,245.5	$1,577.5	$50,381.1
New business volume	5,519.2	1,078.9	764.7	151.1	7,513.9
Portfolio / business purchases	–	64.1	–	–	64.1
Loan and portfolio sales	(443.6)	(18.1)	(71.7)	(20.1)	(553.5)
Equipment sales	(130.2)	(227.1)	–	(46.4)	(403.7)
Depreciation	(65.9)	(464.9)	–	–	(530.8)
Gross charge-offs	(101.5)	(28.3)	(1.9)	–	(131.7)
Collections and other	(5,136.1)	(444.6)	(765.6)	(658.0)	(7,004.3)
Balance at September 30, 2016	$21,245.0	$19,915.0	$7,171.0	$1,004.1	$49,335.1

102   CIT GROUP INC

New business volume in 2016 declined compared to the year-ago quarter mostly due to lower activity in Transportation Finance reflecting fewer aircraft deliveries and limited Maritime Finance lending. Volume in Consumer and Community Banking increased as activity in the prior year was limited due to the acquisition. Compared to the prior quarter, new business volume in Commercial Banking was strong in Commercial Finance, but was offset by lower volume in Real Estate Finance, while Business Capital was flat.

New Business Volume (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30, 2016	June 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Commercial Banking	$1,889.4	$2,048.4	$1,960.2	$5,519.2	$4,779.8
Transportation Finance	372.0	461.0	1,144.0	1,078.9	2,307.3
Consumer and Community Banking	289.0	261.3	29.6	764.7	29.6
Non-Strategic Portfolios	45.7	61.1	184.4	151.1	601.3
Total	$2,596.1	$2,831.8	$3,318.2	$7,513.9	$7,718.0

Loan and portfolio sales activity has been limited as shown in the following table. The activity in Commercial Banking mostly reflects sales to manage risk in the Commercial Finance portfolio.

Loan and Portfolio Sales (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30, 2016	June 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Commercial Banking	$173.3	$186.9	$90.1	$443.6	$182.8
Transportation Finance	18.1	–	42.2	18.1	65.6
Consumer and Community Banking	28.6	32.6	3.4	71.7	3.4
Non-Strategic Portfolios	–	–	185.3	20.1	200.2
Total	$220.0	$219.5	$321.0	$553.5	$452.0

Equipment sales in Transportation Finance consisted of aerospace and rail assets in conjunction with its portfolio management activities. The prior-year nine months also reflect aircraft sales to the TC-CIT Aviation joint venture.

Equipment Sales (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30, 2016	June 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Commercial Banking	$46.8	$37.1	$41.2	$130.2	$116.2
Transportation Finance	81.9	106.8	332.8	227.1	791.9
Non-Strategic Portfolios	23.5	12.4	24.6	46.4	82.6
Total	$152.2	$156.3	$398.6	$403.7	$990.7

Portfolio activities are discussed in the respective segment descriptions in “Results by Business Segment”.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   103

CONCENTRATIONS

Geographic Concentrations

The following table represents CIT’s combined commercial and consumer financing and leasing assets by geographical regions:

Total Financing and Leasing Assets by Geographic Region (dollars in millions)

	September 30, 2016		December 31, 2015
West	$12,174.2	24.7%	$12,208.3	24.2%
Northeast	9,601.6	19.5%	9,383.2	18.6%
Southwest	4,702.2	9.5%	4,785.5	9.5%
Southeast	4,450.5	9.0%	4,672.3	9.3%
Midwest	4,389.6	8.9%	4,446.3	8.8%
Total U.S.	35,318.1	71.6%	35,495.6	70.4%
Asia / Pacific	4,931.0	10.0%	5,312.0	10.6%
Europe	2,917.6	5.9%	3,283.3	6.5%
Canada	2,493.5	5.1%	2,612.6	5.2%
Latin America	1,356.1	2.7%	1,508.3	3.0%
All other countries	2,318.8	4.7%	2,169.3	4.3%
Total	$49,335.1	100.0%	$50,381.1	100.0%

Ten Largest Accounts

Our ten largest financing and leasing asset accounts, all lessors of air assets, in the aggregate represented 7.9% of our total financing and leasing assets at September 30, 2016 (the largest account was less than 2.0%). The ten largest financing and leasing asset accounts were 8.1% of total financing and leasing assets at December 31, 2015.

COMMERCIAL CONCENTRATIONS

Geographic Concentrations

The following table represents the commercial financing and leasing assets by obligor geography:

Commercial Financing and Leasing Assets by Obligor — Geographic Region (dollars in millions)

	September 30, 2016		December 31, 2015
Northeast	$8,461.1	19.9%	$8,169.4	18.8%
West	7,373.9	17.3%	7,454.2	17.1%
Southwest	4,604.4	10.8%	4,669.1	10.7%
Midwest	4,167.7	9.8%	4,193.5	9.7%
Southeast	3,926.6	9.2%	4,117.4	9.5%
Total U.S.	28,533.7	67.0%	28,603.6	65.8%
Asia / Pacific	4,931.0	11.6%	5,311.2	12.2%
Europe	2,917.6	6.9%	3,278.5	7.5%
Canada	2,493.5	5.9%	2,604.3	6.0%
Latin America	1,356.1	3.2%	1,507.9	3.5%
All other countries	2,318.8	5.4%	2,167.1	5.0%
Total	$42,550.7	100.0%	$43,472.6	100.0%

104   CIT GROUP INC

The following table summarizes both state concentrations greater than 5.0% and international country concentrations in excess of 1.0% of our financing and leasing assets:

Commercial Financing and Leasing Assets by Obligor — State and Country (dollars in millions)

	September 30, 2016		December 31, 2015
State
California	$5,378.1	12.6%	$5,309.2	12.2%
Texas	3,866.0	9.1%	3,989.9	9.2%
New York	2,969.5	7.0%	2,870.7	6.6%
All other states	16,320.1	38.3%	16,433.8	37.8%
Total U.S.	$28,533.7	67.0%	$28,603.6	65.8%
Country
Canada	$2,493.5	5.9%	$2,604.3	6.0%
China	963.5	2.3%	982.6	2.3%
Australia	761.2	1.8%	842.9	1.9%
Mexico	649.1	1.5%	676.0	1.6%
Marshall Islands	645.0	1.5%	882.0	2.0%
Spain	547.7	1.3%	560.1	1.3%
U.K.	501.0	1.2%	949.8	2.2%
Philippines	470.7	1.1%	485.7	1.1%
All other countries	6,985.3	16.4%	6,885.6	15.8%
Total International	$14,017.0	33.0%	$14,869.0	34.2%

Industry Concentrations

The following table represents financing and leasing assets by industry of obligor:

Commercial Financing and Leasing Assets by Obligor — Industry (dollars in millions)

	September 30, 2016		December 31, 2015
Commercial airlines (including regional airlines)(1)	$10,627.4	25.0%	$10,728.3	24.7%
Real Estate	4,963.6	11.7%	4,895.4	11.3%
Transportation(3)	4,730.7	11.1%	4,586.5	10.5%
Manufacturing(2)	4,653.8	10.9%	4,951.3	11.4%
Service industries	3,250.5	7.6%	3,441.2	7.9%
Retail(4)	2,507.3	5.9%	2,513.4	5.8%
Energy and utilities	2,442.7	5.7%	2,091.5	4.8%
Wholesale	2,134.8	5.0%	2,310.5	5.3%
Oil and gas extraction / services	1,621.1	3.8%	1,871.0	4.3%
Healthcare	1,391.9	3.3%	1,223.4	2.8%
Finance and insurance	1,005.3	2.4%	1,128.2	2.6%
Other (no industry greater than 2%)	3,221.6	7.6%	3,731.9	8.6%
Total	$42,550.7	100.0%	$43,472.6	100.0%
(1)	Includes the Commercial Air Portfolio and additional financing and leasing assets that are not commercial aircraft.
(2)	At September 30, 2016, manufacturers of chemicals, including pharmaceuticals (2.7%), petroleum and coal, including refining (1.7%), food (1.2%), and stone, clay, glass and concrete (1.0%).
(3)	At September 30, 2016, includes rail (4.7%), maritime (4.1%) and trucking and shipping (1.3%).
(4)	At September 30, 2016 includes retailers of general merchandise (2.2%).

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   105

Energy — Oil and Gas, Coal

CIT’s direct lending to the oil and gas industries was down from December 31, 2015 to approximately $0.7 billion and comprises 2.4% of total loans at September 30, 2016. In addition, we have approximately $2.3 billion of railcars leased directly to railroads and other diversified shippers in support of the transportation and production of crude oil and coal. Approximately $95 million and $400 million in net investments supporting the oil and gas and coal industries are up for renewal in the 2016 fourth quarter and during 2017, respectively. We discuss our loan portfolio exposure to certain energy sectors in Credit Metrics and our rail operating lease portfolio below.

Operating Lease Equipment — Rail

Transportation Finance global Rail business has a fleet of approximately 131,000 railcars, including approximately 37,000 tank cars. The North American fleet has approximately 23,000 tank cars used in the transport of crude oil, ethanol and other flammable liquids (collectively, “Flammable Liquids”). Of the 23,000 tank cars, approximately 15,000 tank cars are leased directly to railroads and other diversified shippers for the transportation of crude by rail. The North America fleet also contains approximately 10,000 sand cars (covered hoppers) leased to customers to support crude oil and natural gas production.

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

As noted above, CIT has approximately 23,000 tank cars in its North American fleet used in the transport of Flammable Liquids. Based on our analysis of the Final U.S. Rules, as modified by the FAST Act, 86% of our current tank car fleet in flammable liquids will require modification with a majority not due until 2020 or later. Current tank cars on order are being configured to meet the Final U.S. Rules, as modified by the FAST Act, except for the installation of ECP braking systems. CIT continues to evaluate how the Final U.S. Rules, as modified by the FAST Act will impact its business and customers. We continue to believe that we will retrofit most, if not all of our impacted cars, depending on future industry and market conditions, and we will amortize the cost over the remaining asset life of the cars.

Operating Lease Equipment — Aerospace

Commercial Air

The following tables present detail on our commercial and regional aerospace portfolio (“Commercial Air”). The net investment in regional aerospace financing and leasing assets was $33.3 million and $43.0 million at September 30, 2016 and December 31, 2015, respectively, and was substantially comprised of loans and capital leases.

106   CIT GROUP INC

As previously noted, our Commercial Air business is subject to a definitive sale agreement that covers the vast majority of the portfolio.

Commercial Air Portfolio (dollars in millions)

	September 30, 2016		December 31, 2015
	Net Investment	Number	Net Investment	Number
By Product:
Operating lease(1)	$9,611.5	283	$9,772.2	284
Loan	607.9	44	664.5	57
Capital lease	403.3	22	320.4	21
Total	$10,622.7	349	$10,757.1	362

The information presented below by region, manufacturer, and body type, is based on our operating lease aircraft portfolio, which comprises approximately 90% of our total commercial aerospace portfolio and substantially all of our owned fleet of leased aircraft at September 30, 2016.

Commercial Air Operating Lease Portfolio (dollars in millions)(1)

	September 30, 2016		December 31, 2015
	Net Investment	Number	Net Investment	Number
By Region:
Asia / Pacific	$3,844.5	94	$3,704.2	88
U.S. and Canada	2,044.9	64	2,091.0	65
Europe	2,044.3	76	2,195.4	80
Latin America	1,055.9	35	1,152.6	38
Africa / Middle East	621.9	14	629.0	13
Total	$9,611.5	283	$9,772.2	284
By Manufacturer:
Airbus	$6,105.0	159	$6,232.3	161
Boeing	2,927.0	102	2,929.6	101
Embraer	532.0	21	552.7	21
Other	47.5	1	57.6	1
Total	$9,611.5	283	$9,772.2	284
By Body Type(2):
Narrow body	$6,167.5	230	$6,211.4	230
Intermediate	3,395.6	51	3,502.2	52
Regional and other	48.4	2	58.6	2
Total	$9,611.5	283	$9,772.2	284
Number of customers		99		95
Weighted average age of fleet (years)		6		5
(1)	Includes operating lease equipment held for sale.
(2)	Narrow body are single aisle design and consist primarily of Boeing 737 and 757 series and Airbus A320 series aircraft. Intermediate body are smaller twin aisle design and consist primarily of Boeing 767 series and Airbus A330 series aircraft. Regional and other include engines and Bombardier CRJ-900.

Our top five commercial air outstanding exposures totaled $2,588.2 million and $2,745.4 million at September 30, 2016 and December 31, 2015, respectively. The largest individual outstanding exposure totaled $873.7 million and $907.6 million at September 30, 2016 and December 31, 2015, respectively, which was to a U.S. carrier. See Note 14 — Commitments in Item 1. Consolidated Financial Statements for additional information regarding commitments to purchase additional aircraft.

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

Consumer Financing and Leasing Assets (dollars in millions)

	September 30, 2016		December 31, 2015
	Net Investment	% of Total	Net Investment	% of Total
Single family residential	$5,626.9	82.9%	$5,657.6	81.9%
Reverse mortgage	901.6	13.3%	917.4	13.3%
Home Equity Lines of Credit	254.2	3.8%	325.7	4.7%
Other consumer	1.7	0.0%	7.8	0.1%
Total loans	$6,784.4	100.0%	$6,908.5	100.0%

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

See Note 3 — Loans in Item 1. Consolidated Financial Statements for information on LTV ratios.

Loan concentrations may exist when multiple borrowers could be similarly impacted by economic or other conditions. The following table summarizes the carrying value of consumer financing and leasing assets, with concentrations in the top five states based upon property address by geographical regions.

Consumer Financing and Leasing Assets Geographic Concentrations (dollars in millions)

	September 30, 2016		December 31, 2015
	Net Investment	% of Total	Net Investment	% of Total
California	$4,309.0	63.5%	$4,236.5	61.3%
New York	534.4	7.9%	560.5	8.1%
Florida	291.7	4.3%	306.7	4.5%
New Jersey	161.6	2.4%	177.8	2.6%
Maryland	139.0	2.0%	154.4	2.2%
Other States and Territories(1)	1,348.7	19.9%	1,472.6	21.3%
	$6,784.4	100.0%	$6,908.5	100.0%
(1)	No state or territory has a total in excess of 2%.

108   CIT GROUP INC

OTHER ASSETS AND OTHER LIABILITIES

The following tables present the components of other assets and other liabilities.

Other Assets (dollars in millions)

	September 30, 2016	December 31, 2015
Current and deferred federal and state tax assets	$1,087.2	$1,252.5
Deposits on commercial aerospace equipment	934.1	696.0
Tax credit investments and investments in unconsolidated subsidiaries	242.9	223.9
Property, furniture and fixtures	186.1	197.2
Other counterparty receivables	139.9	59.0
Fair value of derivative financial instruments	124.1	140.7
OREO and repossessed assets	88.7	127.3
Tax receivables, other than income taxes	71.0	98.2
Other(1),(2)	445.0	502.8
Total other assets	$3,319.0	$3,297.6
(1)	Other includes executive retirement plan and deferred compensation, prepaid expenses, accrued interest and dividends and other miscellaneous assets.
(2)	Other also includes servicing advances. In connection with the OneWest Transaction, the Company acquired the servicing obligations for residential mortgage loans. As of September 30, 2016, the loans serviced for others total $16.0 billion for reverse mortgage loans and $61.8 million for single family residential mortgage loans.

Other Liabilities (dollars in millions)

	September 30, 2016	December 31, 2015
Equipment maintenance reserves	$1,076.2	$1,012.4
Accounts payable and accrued expenses	553.0	628.1
Current taxes payable and deferred taxes	399.5	363.1
Security and other deposits	198.8	263.0
Fair value of derivative financial instruments	154.6	103.0
Accrued interest payable	148.5	209.6
Valuation adjustment relating to aerospace commitments	68.9	73.1
Other(1)	568.8	506.4
Total other liabilities	$3,168.3	$3,158.7
(1)	Other consists of liabilities for taxes other than income, contingent liabilities and other miscellaneous liabilities.

RISK MANAGEMENT

CIT is subject to a variety of risks that may arise through the Company’s business activities, including the following principal forms of risk:

■	Strategic risk is the risk of the impact on earnings or capital arising from adverse strategic business decisions, improper implementation of strategic decisions, or lack of responsiveness to changes in the industry, including changes in the financial services industry as well as fundamental changes in the businesses in which our customers and our firm engages.
■	Credit risk is the risk of loss (including the incurrence of additional expenses) when a borrower does not meet its financial obligations to the Company. Credit risk may arise from lending, leasing, and/or counterparty activities.
■	Asset risk is the equipment valuation and residual risk of leased equipment owned by the Company that arises from fluctuations in the supply and demand for the underlying leased equipment. The Company is exposed to the risk that, at the end of the lease term, the value of the asset will be lower than expected, resulting in either reduced future lease income over the remaining life of the asset or a lower sale value.
■	Market risk includes interest rate and foreign currency risk. Interest rate risk is the risk that fluctuations in interest rates will have an impact on the Company’s net finance revenue and on the market value of the Company’s assets, liabilities and derivatives. Foreign exchange risk is the risk that fluctuations in exchange rates between currencies can have an economic impact on the Company’s non-dollar denominated assets and liabilities.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   109

■	Liquidity risk is the risk that the Company has an inability to maintain adequate cash resources and funding capacity to meet its obligations, including under stress scenarios.
■	Operational risk is the risk of financial loss, damage to the Company’s reputation, or other adverse impacts resulting from inadequate or failed internal processes and systems, people or external events.
■	Information Technology Risk is the risk of financial loss, damage to the Company’s reputation or other adverse impacts resulting from unauthorized (malicious or accidental) disclosure, modification, or destruction of information, including cyber-crime, unintentional errors and omissions, IT disruptions due to natural or man-made disasters, or failure to exercise due care and diligence in the implementation and operation of an IT system.
■	Legal and Regulatory Risk is the risk that the Company is not in compliance with applicable laws and regulations, which may result in fines, regulatory criticism or business restrictions, or damage to the Company’s reputation.
■	Reputational Risk is the potential that negative publicity, whether true or not, will cause a decline in the value of the Company due to changes in the customer base, costly litigation, or other revenue reductions.

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

■	Net Interest Income Sensitivity (“NII Sensitivity”), which measures the net impact of hypothetical changes in interest rates on forecasted net interest income from specific interest sensitive items assuming a static balance sheet over a twelve month period; and
■	Economic Value of Equity (“EVE”), which measures the net impact of these hypothetical changes on the value of equity by assessing the economic value of assets, liabilities and derivatives.

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

Deposits continued to grow as a percent of total funding. CIT Bank, N.A. sources deposits primarily through a retail branch network in Southern California, direct-to-consumer (via the Internet) and brokered channels. The Bank also offers a full range of commercial loan products. At September 30, 2016, the Bank had over $32 billion in deposits. Certificates of deposit represented approximately $18 billion, 55% of the total, most of which were sourced through direct channels. The deposit rates we offer can be influenced by market conditions and competitive factors. Changes in interest rates can affect our pricing and potentially impact our ability to gather and retain deposits. Rates offered by competitors also can influence our rates and our ability to attract and hold deposits. In a rising rate environment, the Bank may need to increase rates to renew maturing deposits and attract new deposits. Rates on our savings account deposits may fluctuate due to pricing competition and may also move with short-term interest rates. In general, retail deposits represent a low-cost source of funds and are less sensitive to interest rate changes than many non-deposit funding sources. We regularly stress test the effect of deposit rate changes on our margins and seek to achieve optimal alignment between assets and liabilities from an interest rate risk management perspective.

110   CIT GROUP INC

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

Change to NII Sensitivity and EVE

	September 30, 2016		June 30, 2016		December 31, 2015
	+100 bps	–100 bps	+100 bps	–100 bps	+100 bps	–100 bps
NII Sensitivity	3.7%	(2.1)%	3.9%	(2.2)%	3.5%	(2.1)%
EVE	(1.2)%	1.3%	(0.2)%	0.0%	0.5%	(0.5)%

As of September 30, 2016, we ran a range of scenarios, including a 200 basis point parallel increase scenario, which resulted in an NII Sensitivity of 6.7% and an EVE of (2.2)%, while a 200 basis point decline scenario was not run as the current low rate environment makes the scenario less relevant. Regarding the negative scenarios, we have an assumed rate floor.

The primary drivers for the change in EVE as of September 30, 2016 include a longer asset duration primarily due to purchases of longer dated securities and a longer effective duration on operating leases. This impact was partially offset by increased prepayment speeds and increased rolls to delinquency on Core SFR loans. The change in EVE was also impacted by overall liability duration shortening, primarily due to a shortening of the weighted average life on the internet CDs, faster attrition assumptions on certain deposit products and a reduction in duration on unsecured debt and brokered CDs, due to passage of time.

As detailed in the above table, NII sensitivity is positive with respect to an increase in interest rates. This is primarily driven by our floating rate loan portfolio (including approximately $8.6 billion that are subject to interest rate floors), which reprice frequently, and cash and investment securities. On a net basis, we generally have more floating/repricing assets than liabilities in the near term. As a result, our current portfolio is more sensitive to moves in short-term interest rates in the near term. Therefore, our NFR may increase if short-term interest rates rise, or decrease if short-term interest rates decline. Market-implied forward rates over the future twelve months are used to determine a base interest rate scenario for the net interest income projection for the base case. This base projection is compared with those calculated under varying interest rate scenarios such as a 100 basis point parallel rate shift to arrive at NII Sensitivity.

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

Cash

Cash totaled $7.4 billion at September 30, 2016, down from $8.1 billion at June 30, 2016, and $8.3 billion at December 31, 2015. Cash at September 30, 2016 consisted of $0.8 billion related to the bank holding company and $5.3 billion at CIT Bank, N.A. (excluding $0.1 billion of restricted cash), with the remainder comprised of cash at operating subsidiaries and other restricted balances of approximately $1.3 billion.

Investment Securities

Investment Securities (dollars in millions)

	September 30, 2016	December 31, 2015
Available-for-sale securities
Debt securities	$2,729.2	$2,007.8
Equity securities	34.8	14.3
Held-to-maturity securities
Debt securities	254.4	300.1
Securities carried at fair value with changes recorded in net income
Debt securities	301.3	339.7
Non-marketable investments	272.7	291.9
Total investment securities	$3,592.4	$2,953.8

As part of our 2016 business strategy, we are redeploying cash at CIT Bank, N.A. into higher-yielding “High Quality Liquid Assets.” See Note 6 — Investment Securities in Item 1. Consolidated Financial Statements for additional information on our investment securities.

Interest and dividend income totaled $33 million, $24 million and $32 million for the quarters ended September 30, 2016 and 2015, and June 30, 2015, respectively, with the current and prior quarters reflecting the acquired mortgage-backed security portfolio from OneWest Bank. Interest and dividend income are a component of NFR. See Net Finance Revenue. See also Non-interest Income for discussion on investments sales activity.

Credit Facilities

■	A multi-year committed revolving credit facility with a total commitment of $1.5 billion, of which approximately $1.4 billion was unused at September 30, 2016; and
■	Committed securitization facilities and secured bank lines totaled $3.6 billion, of which $2.3 billion was unused at September 30, 2016, provided that eligible assets are available that can be funded through these facilities.

Asset liquidity is further enhanced by our ability to sell or syndicate portfolio assets in secondary markets, which also enables us to manage credit exposure, and to pledge assets to access secured borrowing facilities through the FHLB and FRB.

112   CIT GROUP INC

Funding Sources

Funding sources include deposits and borrowings. As we execute on our strategic initiatives, we plan to continue to increase the proportion of deposits in our funding mix. The following table reflects our funding mix:

Funding Mix

	September 30, 2016	December 31, 2015
Deposits	66%	64%
Unsecured	22%	21%
Secured Borrowings:
Structured financings	7%	9%
FHLB Advances	5%	6%

The percentage of funding for each period excludes the debt related to discontinued operations (see Note 2 — Acquisition and Disposition Activities in Item 1. Consolidated Financial Statements), and is based on disclosed amounts, inclusive of purchase accounting adjustments.

Deposits

The following table details our ending deposit balances by type:

Deposits (dollars in millions)

	September 30, 2016		December 31, 2015
	Total	Percent of Total	Total	Percent of Total
Checking and Savings:
Non-interest bearing checking	$987.1	3.0%	$866.2	2.6%
Interest bearing checking	3,074.8	9.3%	3,123.7	9.5%
Money market / Sweeps(1)	6,334.9	19.3%	5,560.5	17.0%
Savings	4,325.5	13.2%	4,840.5	14.8%
Certificates of Deposits	17,975.1	54.7%	18,201.9	55.5%
Other	156.9	0.5%	189.4	0.6%
Total	$32,854.3	100.0%	$32,782.2	100.0%
(1)	Includes deposit sweep arrangements related to money market and healthcare savings accounts.

CIT Bank, N.A. offers a full suite of deposit offerings to its commercial and consumer customers, and a network of 70 branches in Southern California. Increasing the proportion of deposit funding and lower costs is a key area of focus for CIT. The weighted average coupon rate of total deposits was 1.22% at September 30, 2016, compared to 1.26% at December 31, 2015. At September 30, 2016, our CDs had a weighted average remaining life of approximately 1.9 years, down from 2.4 years at December 31, 2015. During the third quarter, we incurred a loss of $4.8 million on the early redemption of brokered CDs. Brokered CDs now represent 13.5% of total deposits at quarter end, a 1% reduction from the previous quarter. See Net Finance Revenue section for further discussion on average balances and rates.

Borrowings

Borrowings consist of senior unsecured notes and secured borrowings (structured financings and FHLB advances), which totaled $16.5 billion in aggregate at September 30, 2016, down from $18.4 billion at December 31, 2015. This decline primarily relates to payments on and redemptions of secured borrowings and a reduction in FHLB Advances. The weighted average coupon rate of borrowings at September 30, 2016 was 4.15%, up from 3.91% at December 31, 2015, as the secured borrowings that were repaid were at low rates.

In conjunction with the pending sale of our Commercial Air business, we expect to repay certain of our secured and unsecured debt, which could result in significant debt-related costs. Debt balances that we expect to repay and/or transfer in connection with the sale of the Commercial Air business totaled approximately $7.7 billion as of September 30, 2016, comprised of approximately $5.8 billion of unsecured debt and $1.9 billion of secured debt, including approximately $0.6 billion of debt secured by aircraft funded through the TRS.

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

There were no borrowings outstanding under the Revolving Credit Facility at September 30, 2016 and the amount available to draw upon was approximately $1.4 billion, with the remaining amount of approximately $0.1 billion utilized for issuance of letters of credit.

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

The Revolving Credit Facility is unsecured and is guaranteed by nine of the Company’s domestic operating subsidiaries. The facility contains a covenant requiring a minimum guarantor asset coverage ratio, including the criteria for calculating the ratio. The required minimum guarantor asset coverage ratio ranges from 1.0:1.0 to 1.50:1.0 depending on the Company’s long-term senior unsecured debt rating. The requirement at September 30, 2016 was 1.375:1.0. As of September 30, 2016, the last reported asset coverage ratio was 2.53x.

See Note 8 — Borrowings in Item 1. Consolidated Financial Statements in Item 1. Consolidated Financial Statements for further detail.

Senior Unsecured Borrowings

At September 30, 2016, senior unsecured borrowings outstanding totaled $10.6 billion, essentially unchanged from December 31, 2015. The weighted average coupon rate at September 30, 2016 was 5.03%, unchanged from December 31, 2015. As detailed in “Contractual Commitments and Payments” below, there are no scheduled maturities in 2016. See Note 8 — Borrowings in Item 1. Consolidated Financial Statements for further detail on maturities.

Secured Borrowings

As part of our liquidity management strategy, we may pledge assets for secured financing transactions (which include structured financings), to borrow from the FHLB, or for other purposes as required or permitted by law. Our secured financing transactions do not meet accounting requirements for sale treatment and are recorded as secured borrowings, with the assets remaining on-balance sheet pursuant to GAAP. The debt issued in conjunction with these transactions is collateralized by certain discrete receivables, loans, leases and/or underlying equipment. Certain related cash balances are restricted.

FHLB Advances

FHLB advances have become a larger source of funding since the OneWest Transaction. CIT Bank, N.A. is a member of the FHLB of San Francisco and may borrow under a line of credit that is secured by collateral pledged. The Bank makes decisions regarding utilization of advances based upon a number of factors including liquidity needs, capital constraints, cost of funds and alternative sources of funding. CIT Bank, N.A. had $2.4 billion outstanding under the line and $6.6 billion of assets were pledged as collateral at September 30, 2016, down from $3.1 billion and $6.8 billion, respectively, at December 31, 2015. The decrease in advances of $0.6 billion at September 30, 2016 was the result of management’s decision to utilize excess cash balances to reduce these borrowings.

FHLB Advances and pledged assets are also discussed in Note 8 — Borrowings in Item 1. Consolidated Financial Statements.

Structured Financings

Structured financings totaled $3.5 billion at September 30, 2016, down from $4.7 billion at December 31, 2015. The decrease during 2016 reflects net repayments of associated assets and redemptions. The weighted average coupon rate of structured financings at September 30, 2016 was 3.66%, up from 3.40% at December 31, 2015. The increase in the weighted average rate reflects repayments on lower coupon financings.

CIT Bank, N.A. structured financings totaled $0.4 billion and $0.8 billion at September 30, 2016 and December 31, 2015, respectively, which were secured by $0.5 billion and $1.1 billion of pledged assets at September 30, 2016 and December 31, 2015, respectively. Non- CIT Bank, N.A. structured financings were $3.2 billion and $3.9 billion at September 30, 2016 and December 31, 2015, respectively, and were secured by $6.8 billion of pledged assets and $7.2 billion, at September 30, 2016 and December 31, 2015, respectively.

See Note 8 — Borrowings in Item 1. Consolidated Financial Statements for a table displaying our consolidated secured financings and pledged assets.

FRB

The Company has a borrowing facility with the FRB Discount Window that can be used for short-term, typically overnight, borrowings. The borrowing capacity is determined by the FRB based on the collateral pledged.

There were no outstanding borrowings with the FRB Discount Window as of September 30, 2016 or December 31, 2015. See Note 8 — Borrowings in Item 1. Consolidated Financial Statements for total balances pledged, including amounts to the FRB.

Total Return Swap

Two financing facilities between two wholly-owned subsidiaries of CIT and GSI are structured as total return swaps (together, the “TRS”), under which amounts available for advances are accounted for as derivatives. Pursuant to

114   CIT GROUP INC

applicable accounting guidance, only the unutilized portion of the TRS is accounted for as a derivative and recorded at its estimated fair value. The size of the CIT Financial Ltd. financing facility with GSI is $1.5 billion (the “CFL Facility”) and the CIT TRS Funding B.V. financing facility with GSI is $625 million (the “BV Facility”).

At September 30, 2016, a total of $1,707 million of pledged assets, and secured debt totaling $1,085 million issued to investors, was outstanding under the TRS. About half of the pledged assets and debt outstanding under the TRS related to assets originated by Commercial Air, a business which is subject to a sale agreement. After adjustment to the amount of actual qualifying borrowing base under the terms of the TRS, this secured debt provided for usage of $925 million of the maximum notional amount of the TRS. The remaining $1,200 million of the maximum notional amount represents the unused portion of the TRS and constitutes the notional amount of derivative financial instruments. The expected repayment of the secured debt currently utilized as a reference obligation in the TRS, which is secured by certain Commercial Air assets, will cause the unused portion of the TRS to increase if we do not replace such unused capacity with another reference obligation. An unsecured counterparty receivable of $560 million is owed to CIT from GSI for debt discount, return of collateral posted to GSI and settlements resulting from market value changes to the asset-backed securities underlying the structures at September 30, 2016.

Based on the Company’s valuation, we recorded a liability of $48 million and $55 million at September 30, 2016 and December 31, 2015, respectively. During the quarters ended September 30, 2016 and 2015, we recognized $20 million and $24 million as reductions to other income, respectively, associated with the change in liability. The change in value of $7 million was recognized as a benefit to Other Income for the nine months ended September 30, 2016 and $32 million as a reduction for the nine months ended September 30, 2015.

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

CIT and CIT Bank, N.A. debt ratings at September 30, 2016, as rated by Standard & Poor’s Ratings Services (“S&P”), Fitch Ratings, Inc. (“Fitch”), Moody’s Investors Service (“Moody’s”) and DBRS Inc. (“DBRS”) are presented in the following table.

Debt Ratings as of September 30, 2016

	S&P	Fitch	Moody’s	DBRS
CIT Group Inc.
Issuer / Counterparty Credit Rating	BB+	BB+	Ba3	BB (High)
Revolving Credit Facility Rating	BB+	BB+	Ba3	BBB (Low)
Series C Notes / Senior Unsecured Debt Rating	BB+	BB+	Ba3	BB (High)
Outlook	Stable	Stable	Stable	Stable
CIT Bank, N.A.
Deposit Rating (LT/ST)	NR	BBB-/F3	Baa3/Prime 3	BB (High)/R-4
Long-term Senior Unsecured Debt Rating	BBB-	BB+	Baa3	BB (High)
Outlook	Stable	Stable	Stable	Positive

NR — Not Rated

In October, Moody’s placed the ratings of CIT Group Inc. and CIT Bank, N.A. on review for possible upgrade. In June, Moody’s assigned an issuer rating to CIT Group Inc. of Ba3, upgraded the Revolving Credit Facility and unsecured debt ratings to Ba3 and changed its outlook to stable from positive. Moody’s also issued ratings for CIT Bank, NA, which they previously did not rate. In January 2016, S&P assigned a long-term issuer credit rating of BBB- to CIT Bank, N.A.

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

Tax Implications of Cash in Foreign Subsidiaries

Cash held by foreign subsidiaries of the Company totaled $1.0 billion, including cash available to the BHC and restricted cash, at September 30, 2016, and December 31, 2015.

Other than in a limited number of jurisdictions, management does not intend to indefinitely reinvest foreign earnings.

Contractual Payments and Commitments

Payments for the Twelve Months Ended September 30(1) (dollars in millions)

	Total	2017	2018	2019	2020	2021+
Structured financings(2)	$3,553.9	$1,000.8	$571.6	$401.8	$328.7	$1,251.0
FHLB advances	2,437.5	42.0	900.0	1,495.5	–	–
Senior unsecured	10,645.9	2,934.5	2,160.0	2,750.0	750.0	2,051.4
Total Long-term borrowings	16,637.3	3,977.3	3,631.6	4,647.3	1,078.7	3,302.4
Deposits	32,843.6	24,003.9	2,689.4	1,797.8	2,150.9	2,201.6
Credit balances of factoring clients	1,228.9	1,228.9	–	–	–	–
Lease rental expense	294.9	50.8	47.2	45.9	39.4	111.6
Total contractual payments	$51,004.7	$29,260.9	$6,368.2	$6,491.0	$3,269.0	$5,615.6
(1)	Projected payments of debt interest expense and obligations relating to post-retirement programs are excluded.
(2)	Includes non-recourse secured borrowings, which are generally repaid in conjunction with the pledged receivable maturities.

Commitment Expiration by Twelve Months Ended September 30 (dollars in millions)

	Total	2017	2018	2019	2020	2021+
Financing commitments	$6,743.2	$1,417.1	$855.1	$1,393.0	$1,249.9	$1,828.1
Aerospace purchase commitments(1)	8,937.3	591.2	1,608.5	2,552.2	3,429.4	756.0
Rail and other purchase commitments	423.7	395.9	27.8	–	–	–
Letters of credit	241.3	43.4	29.7	65.6	24.6	78.0
Deferred purchase agreements	2,076.5	2,076.5	–	–	–	–
Guarantees, acceptances and other recourse obligations	2.4	2.4	–	–	–	–
Liabilities for unrecognized tax obligations(2)	38.0	5.0	33.0	–	–	–
Total contractual commitments	$18,462.4	$4,531.5	$2,554.1	$4,010.8	$4,703.9	$2,662.1
(1)	Aerospace commitments are net of amounts on deposit with manufacturers.
(2)	The balance cannot be estimated past 2018; therefore the remaining balance is reflected in 2018.

Financing commitments decreased from $7.4 billion at December 31, 2015 to $6.7 billion at September 30, 2016. Financing commitments include commitments that have been extended to and accepted by customers or agents, but on which the criteria for funding have not been completed of $1.1 billion at September 30, 2015. Also included are Commercial Services credit line agreements, with an amount available of $425 million, net of the amount of receivables assigned to us. These are cancellable by CIT only after a notice period.

At September 30, 2016, substantially all our undrawn financing commitments were senior facilities, with approximately 80% secured by commercial equipment or other assets, and the remainder comprised of cash flow or enterprise value facilities. Most of our undrawn and available financing commitments are in the Commercial Finance division of Commercial Banking. The top ten undrawn commitments totaled $385 million at September 30, 2016. The table above includes approximately $1.6 billion of undrawn financing commitments at September 30, 2016 that were not in compliance with contractual obligations, and therefore CIT does not have a contractual obligation to lend under such financing commitments.

See Note 14 — Commitments in Item 1. Consolidated Financial Statements for further detail.

116   CIT GROUP INC

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

CIT submitted its first CCAR capital plan to the Federal Reserve in April 2016. As this filing was a private submission, the FRB did not publish its findings but informed CIT that we received a qualitative objection to the plan. We are actively remediating the gaps identified by the FRB. In providing us with feedback the Federal Reserve did approve the continuation of our dividend and share repurchases at an amount consistent with 2015. In accordance with 12 CFR 225.8(e)(4), CIT re-submitted its Capital Plan to the Federal Reserve to include the expected capital impacts resulting from the Commercial Air sale, and revised our requested capital actions accordingly. CIT received a “non-objection” from the Federal Reserve Bank of New York for its Amended Capital Plan subject to the closing of the transaction. The Amended Capital Plan authorizes CIT to return $2.975 billion of common equity to shareholders from the net proceeds of the sale; return up to an additional $0.325 billion of common equity contingent upon the issuance of a similar amount of Tier 1 qualifying preferred stock; and pay common dividends totaling $64 million per year after the transaction is completed, subject to quarterly approval by the CIT Board of Directors.

CIT also collects and reports to the FRB certain capital-related data on a quarterly basis, which the FRB will use to track our progress against the capital plan. Upon full implementation of the CCAR process in 2017, the results of our capital plan and stress tests will be made public. Also beginning in 2017, CIT will be required to participate in the mid-year stress test submission to the FRB.

The final Basel III framework requires banks and BHCs to measure their liquidity against specific liquidity tests. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon under an acute liquidity stress scenario, with a phased implementation process starting January 1, 2015 and complete implementation by January 1, 2019. The final rule applies a modified version of the LCR requirements to bank holding companies with total consolidated assets of greater than $50 billion but less than $250 billion. Implementation for Modified LCR banking organizations, which CIT is considered, began on January 1, 2016, with a minimum requirement of 90% coverage. Beginning January 1, 2017, the minimum requirement will increase to 100%. At September 30, 2016, our modified LCR was above 100% at both the Bank and on a consolidated basis.

Return of Capital

Our year-to-date common stock dividends in 2016 were as follows:

2016 Dividends

Declaration Date	Payment Date	Per Share Dividend
January	February 26, 2016	$0.15
April	May 27, 2016	$0.15
July	August 26, 2016	$0.15
October	November 25, 2016	$0.15

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   117

Capital Composition and Ratios

The Company is subject to various regulatory capital requirements. We compute capital ratios in accordance with Federal Reserve capital guidelines for assessing adequacy of capital. The regulatory capital guidelines applicable to the Company were based on the Basel III Final Rule.

Tier 1 Capital and Total Capital Components (dollars in millions)

	September 30, 2016		December 31, 2015
	Transition Basis	Fully Phased-in Basis	Transition Basis	Fully Phased-in Basis
Tier 1 Capital
Total common stockholders’ equity	$11,237.0	$11,237.0	$10,978.1	$10,978.1
Effect of certain items in accumulated other comprehensive loss excluded from Tier 1 Capital and qualifying noncontrolling interests	55.3	55.3	76.9	76.9
Adjusted total equity	11,292.3	11,292.3	11,055.0	11,055.0
Less: Goodwill(1)	(1,099.8)	(1,099.8)	(1,130.8)	(1,130.8)
Disallowed deferred tax assets	(804.4)	(804.4)	(904.5)	(904.5)
Disallowed intangible assets(1)	(71.3)	(118.8)	(53.6)	(134.0)
Other Tier 1 components	(5.8)	(17.9)	(0.1)	(0.1)
CET 1 Capital	9,311.0	9,251.4	8,966.0	8,885.6
Tier 1 Capital	9,311.0	9,251.4	8,966.0	8,885.6
Tier 2 Capital
Qualifying reserve for credit losses and other reserves(2)	469.3	469.3	403.3	403.3
Total qualifying capital	$9,780.3	$9,720.7	$9,369.3	$9,288.9
Risk-weighted assets	$66,802.2	$67,504.1	$69,563.6	$70,239.3
BHC Ratios
CET 1 Capital Ratio	13.9%	13.7%	12.9%	12.7%
Tier 1 Capital Ratio	13.9%	13.7%	12.9%	12.7%
Total Capital Ratio	14.6%	14.4%	13.5%	13.2%
Tier 1 Leverage Ratio	14.4%	14.3%	13.5%	13.4%
CIT Bank, N.A. Ratios
CET 1 Capital Ratio	13.1%	13.0%	12.8%	12.6%
Tier 1 Capital Ratio	13.1%	13.0%	12.8%	12.6%
Total Capital Ratio	14.4%	14.2%	13.9%	13.6%
Tier 1 Leverage Ratio	10.9%	10.7%	10.9%	10.7%
(1)	Goodwill and disallowed intangible assets adjustments include the respective portion of deferred tax liability in accordance with guidelines under Basel III.
(2)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit, and deferred purchase agreements, all of which are recorded in Other Liabilities.

The reconciliation of balance sheet assets to risk-weighted assets is presented below:

Risk-Weighted Assets (dollars in millions)

	September 30, 2016	December 31, 2015
Balance sheet assets	$65,965.5	$67,401.5
Risk weighting adjustments to balance sheet assets	(13,753.1)	(13,728.1)
Off balance sheet items	14,589.8	15,890.2
Risk-weighted assets	$66,802.2	$69,563.6

118   CIT GROUP INC

The 2016 off balance sheet items primarily reflect commitments to purchase aircraft and railcars ($8.9 billion related to aircraft and $0.4 billion related to railcars), unused lines of credit ($2.9 billion credit equivalent, largely related to the Commercial Finance division), and deferred purchase agreements ($2.0 billion related to the Business Capital division). See Note 14 — Commitments in Item 1. Consolidated Financial Statements for further detail on commitments.

Tangible Book Value and per Share Amounts (dollars in millions, except per share amounts)

	September 30, 2016	December 31, 2015
Total common stockholders’ equity	$11,237.0	$10,978.1
Less: Goodwill	(1,170.5)	(1,198.3)
Intangible assets	(161.3)	(176.3)
Tangible book value	$9,905.2	$9,603.5
Book value per share	$55.62	$54.61
Tangible book value per share	$49.02	$47.77
(1)	Tangible book value and tangible book value per share are non-GAAP measures.

Book value and Tangible book value (“TBV”), along with the respective per share balances increased from December 31, 2015, primarily reflecting net income recorded during 2016.

CIT BANK, N.A.

CIT Bank, N.A. (“CIT Bank” or the “Bank”), a wholly-owned subsidiary, is regulated by the Office of the Comptroller of the Currency, U.S. Department of the Treasury (“OCC”) and is also subject to regulation and examination by the FDIC. The Bank originates and funds lending and leasing activity in the U.S., primarily by raising deposits through its 70 branch network, from retail and institutional customers through commercial channels, as well as its online banking platform and broker channels. Its existing suite of deposit products includes checking and savings accounts, Individual Retirement Accounts and Certificates of Deposit. The Bank’s primary location is in Pasadena, CA.

Total assets for the bank were down slightly as compared to December 31, 2015. Financing and leasing assets were down modestly (1.7%), as growth from new business volumes was offset by portfolio runoff, collections and sales. Loans were down 6.1% from December 31, 2015, reflecting transfers to assets held for sale primarily related to Business Air loans ($723 million) and the sale of aircraft loans to the Bank Holding Company ($192 million). Operating lease equipment was up from December 31, 2015, reflecting increased leasing volumes and a $445 million purchase of Rail operating lease equipment from the Bank Holding Company. The portfolio of operating lease equipment, which currently totals $3.4 billion, is comprised primarily of railcars, and to a lesser extent equipment finance.

Total cash and investment securities, including non-interest bearing cash, were $8.6 billion at September 30, 2016, flat with December 31, 2015, although the mix has shifted to increase investments to $3.1 billion. The investment securities are mostly mortgage-backed and federal agency securities. As part of our 2016 business strategy, CIT Bank is redeploying cash into higher-yielding “High Quality Liquid Assets.”

CIT Bank deposits at September 30, 2016 were up slightly from December 31, 2015. The weighted average interest rate at September 30, 2016 was 1.22%, down slightly from 1.26% at December 31, 2015 based on market pressures and competition.

FHLB advances provide a consistent source of funding for the Bank, which is a member of the FHLB of San Francisco. The decrease in the FHLB balance from December 2015 is a result of management’s decision to utilize excess cash balances to reduce these borrowings. The Bank can borrow under a line of credit that is secured by collateral pledged from its portfolio to the FHLB San Francisco. Other borrowings, consisting of secured debt instruments, decreased from December 31, 2015 through expected pay-down and run-off activity.

The increase in liabilities of discontinued operations reflects additional reserves recorded related to the HECM interest curtailment reserve. The decline in total equity was driven by the loss from discontinued operations and dividends paid to the BHC.

The Bank’s capital and leverage ratios are included in the tables that follow and remained well above required levels. CIT Bank reports regulatory capital ratios in accordance with the Basel III Final Rule and determines risk weighted assets under the Standardized Approach.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   119

The following presents condensed financial information for CIT Bank, N.A.

Condensed Balance Sheets (dollars in millions)

	September 30, 2016	December 31, 2015
ASSETS:
Cash and deposits with banks	$5,491.4	$6,073.5
Investment securities	3,132.6	2,577.4
Assets held for sale	1,038.8	444.2
Loans	27,561.6	29,349.8
Allowance for loan losses	(399.7)	(337.5)
Operating lease equipment, net	3,412.9	2,777.8
Indemnification Assets	362.2	414.8
Goodwill	810.3	830.8
Intangible assets	150.3	163.2
Other assets	936.8	1,006.1
Assets of discontinued operations	452.9	500.5
Total Assets	$42,950.1	$43,800.6
LIABILITIES AND EQUITY:
Deposits	$32,854.3	$32,782.2
FHLB advances	2,438.2	3,117.6
Borrowings	355.5	798.3
Other liabilities	839.2	799.9
Liabilities of discontinued operations	927.8	696.2
Total Liabilities	37,415.0	38,194.2
Total Equity	5,535.1	5,606.4
Total Liabilities and Equity	$42,950.1	$43,800.6

Capital Ratios*
Common Equity Tier 1 Capital	13.0%	12.6%
Tier 1 Capital Ratio	13.0%	12.6%
Total Capital Ratio	14.3%	13.6%
Tier 1 Leverage ratio	10.7%	10.7%

*  The capital ratios presented above are reflective of the fully-phased in BASEL III approach.

Financing and Leasing Assets by Segment (dollars in millions)

	September 30, 2016	December 31, 2015
Commercial Banking
Commercial Finance	$8,552.5	$9,381.1
Commercial Real Estate	5,413.9	5,357.6
Business Capital	5,002.2	4,692.1
Total	18,968.6	19,430.8
Transportation Finance
Aerospace	1,216.8	2,007.7
Rail	3,095.8	2,209.7
Maritime	1,561.1	1,678.1
Total	5,873.7	5,895.5
Consumer and Community
Legacy Consumer Mortgages	5,040.8	5,471.6
Other Consumer Banking	2,130.2	1,773.9
Total	7,171.0	7,245.5
Total Financing and Leasing Assets	$32,013.3	$32,571.8

120   CIT GROUP INC

Condensed Statements of Operations (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30, 2016	June 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Interest income	$442.2	$442.7	$366.7	$1,331.1	$767.5
Interest expense	(110.7)	(110.6)	(95.6)	(332.1)	(246.6)
Net interest revenue	331.5	332.1	271.1	999.0	520.9
Provision for credit losses	(42.4)	(31.5)	(44.3)	(166.4)	(98.3)
Net interest revenue, after credit provision	289.1	300.6	226.8	832.6	422.6
Rental income on operating leases	101.4	94.3	76.0	287.9	215.2
Other income	116.2	80.9	33.4	241.3	85.9
Total net revenue, net of interest expense and credit provision	506.7	475.8	336.2	1,361.8	723.7
Operating expenses	(257.3)	(267.7)	(184.1)	(770.9)	(401.6)
Depreciation on operating lease equipment	(42.6)	(38.9)	(31.4)	(118.2)	(89.1)
Maintenance and other operating lease expenses	(3.8)	(9.9)	(2.5)	(16.3)	(5.0)
Loss on debt extinguishment and deposit redemption	(4.9)	(2.4)	–	(7.3)	–
Income before provision for income taxes	198.1	156.9	118.2	449.1	228.0
Provision for income taxes	(70.4)	(58.7)	(40.2)	(159.5)	(77.3)
Income from continuing operations	127.7	98.2	78.0	289.6	150.7
Loss on discontinued operations	(15.6)	(166.9)	(3.7)	(187.4)	(3.7)
Net (loss) income	$112.1	$(68.7)	$74.3	$102.2	$147.0
New business volume — funded	$2,403.9	$2,484.0	$2,535.0	$6,871.5	$5,980.9

Compared to the prior-year quarter, results are significantly changed due to the OneWest Bank acquisition, which occurred in August 2015. Compared to the prior quarter, the Bank’s income from continuing operations results benefited from higher net revenue and lower operating expenses.

The increase in income from continuing operations for the current quarter was mainly attributed to higher rental income, an increase in other income due to a gain of $47 million related to the sale of aircraft to the Bank Holding Company (which eliminates in consolidation), partially offset by higher provision for credit losses. The gain in equipment sales was partially offset by an increase in the mark to market adjustment related to the Business Air portfolio, carried in held for sale, of approximately $13 million.

The provision for credit losses in the current quarter increased versus the prior quarter, which can be mainly attributed to the higher reserve rate in Commercial Banking. Net charge-offs as a percentage of average finance receivables were 0.34% and 0.57%, for the third and second quarters of 2016, respectively.

Operating expenses improved versus the prior quarter which resulted in a lower efficiency ratio. Operating expenses including restructuring charges were $257.3 million compared to $267.7 million in the prior quarter. This decrease, which was mainly due to decreases in the restructuring charges, resulted in an efficiency ratio of 51.2% compared to 58.4% in the prior quarter.

The current quarter loss on discontinued operation included an impairment cost associated with Reverse Mortgage Servicing Rights. Loss on discontinued operations in the prior quarter included a large reserve for HECM interest curtailment reserve. Discontinued Operations is discussed in an earlier section in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 — Acquisitions and Disposition Activities in Item 1. Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   121

Net Finance Revenue (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30, 2016	June 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Interest income	$442.2	$442.7	$366.7	$1,331.1	$767.5
Rental income on operating leases	101.4	94.3	76.0	287.9	215.2
Finance revenue	543.6	537.0	442.7	1,619.0	982.7
Interest expense	(110.7)	(110.6)	(95.6)	(332.1)	(246.6)
Depreciation on operating lease equipment	(42.6)	(38.9)	(31.4)	(118.2)	(89.1)
Maintenance and other operating lease expenses	(3.8)	(9.9)	(2.5)	(16.3)	(5.0)
Net finance revenue (“NFR”)	$386.5	$377.6	$313.2	$1,152.4	$642.0
Average Earning Assets (“AEA”)*	$41,088.7	$41,340.6	$34,125.0	$41,326.6	$25,600.9
As a % of AEA:
Interest income	4.30%	4.29%	4.30%	4.29%	4.00%
Rental income on operating leases	0.99%	0.91%	0.89%	0.93%	1.12%
Finance revenue	5.29%	5.20%	5.19%	5.22%	5.12%
Interest expense	(1.08)%	(1.07)%	(1.12)%	(1.07)%	(1.29)%
Depreciation on operating lease equipment	(0.41)%	(0.38)%	(0.37)%	(0.38)%	(0.46)%
Maintenance and other operating lease expenses	(0.04)%	(0.10)%	(0.03)%	(0.05)%	(0.03)%
Net finance margin (“NFM”)	3.76%	3.65%	3.67%	3.72%	3.34%

NFR and NFM are key metrics used by management to measure the profitability of our lending and leasing assets. NFR includes interest and fee income on our loans and capital leases, interest and dividend income on cash and investments, rental revenue, depreciation and maintenance and other lease expenses associated with our operating lease portfolio, as well as funding costs. Since our asset composition includes operating lease equipment (8% of AEA for the quarter ended September 30, 2016), the company believes that NFM is a more appropriate metric for the Bank as opposed to net interest margin (“NIM”) (a common metric used by other banks), as NIM does not reflect the net revenue from our portfolio because it includes the impact of debt costs on all our assets but excludes the net revenue (rental income less depreciation and maintenance and other operating lease expenses) from operating leases.

Operating leases contributed $55 million to NFR in the current quarter, compared to $46 million in the previous quarter and $42 million in the third quarter of 2015. The increase was driven by higher rental income due to the increase in Rail assets due to the sale from the Bank Holding Company and the prior quarter included higher lease maintenance expense.

122   CIT GROUP INC

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

See Item 4. Controls and Procedures for more information.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   123

SELECT DATA AND AVERAGE BALANCE SHEETS

Select Data (dollars in millions)

	At or for the Quarters Ended			Nine Months Ended
	September 30, 2016	June 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Select Statement of Operations Data
Net interest revenue	$210.7	$212.8	$157.4	$632.5	$185.7
Provision for credit losses	(46.2)	(28.1)	(49.9)	(173.6)	(102.9)
Total non-interest income	637.5	673.6	578.5	1,987.4	1,790.7
Total non-interest expenses	(576.6)	(582.9)	(549.2)	(1,741.1)	(1,436.0)
Income from continuing operations, net of tax	148.4	181.1	696.8	481.2	915.8
Loss from discontinued operation, net of tax	(15.6)	(167.0)	–	(187.4)	(3.7)
Net income	132.8	14.1	693.1	293.8	912.1
Per Common Share Data
Diluted income per common share — continuing operations	$0.73	$0.90	$3.63	$2.38	$5.05
Diluted income per common share	$0.65	$0.07	$3.61	$1.45	$5.03
Book value per common share	$55.62	$55.07	$53.74
Tangible book value per common share	$49.02	$48.45	$47.09
Dividends declared per common share	$0.15	$0.15	$0.15	$0.45	$0.45
Dividend payout ratio	23.1%	214.3%	4.2%	31.0%	8.9%
Performance Ratios
Return on average common stockholders’ equity	4.74%	0.50%	27.54%	3.51%	13.20%
Return on tangible common equity	6.01%	7.37%	31.00%	6.54%	14.50%
Adjusted return on tangible common equity	7.45%	8.27%	2.57%	7.58%	4.62%
Net finance revenue as a percentage of average earning assets	3.63%	3.65%	3.67%	3.67%	3.43%
Return on average earning assets	1.01%	1.22%	5.31%	1.09%	2.70%
Return on average continuing operations total assets	0.90%	1.09%	4.66%	0.97%	2.39%
Balance Sheet Data
Loans including receivables pledged	$29,918.2	$30,456.8	$32,406.2
Allowance for loan losses	(421.7)	(399.4)	(335.0)
Operating lease equipment, net	16,954.8	16,864.6	15,538.2
Goodwill	1,170.5	1,169.7	1,135.1
Total cash and deposits	7,433.6	8,103.9	8,259.9
Investment securities	3,592.4	3,229.1	3,618.8
Assets of discontinued operation	452.9	469.1	513.8
Total assets	65,965.5	66,700.3	68,019.0
Deposits	32,854.3	32,879.1	32,328.9
Borrowings	16,548.7	17,510.1	19,214.0
Liabilities of discontinued operation	927.8	917.1	671.9
Total common stockholders’ equity	11,237.0	11,124.1	10,798.7
Credit Quality
Non-accrual loans as a percentage of finance receivables	0.96%	0.93%	0.66%
Net charge-offs as a percentage of average finance receivables	0.31%	0.53%	0.86%	0.50%	0.63%
Allowance for loan losses as a percentage of finance receivables	1.41%	1.31%	1.03%
Capital Ratios
Total ending equity to total ending assets	17.0%	16.7%	15.9%
Common Equity Tier 1 Capital Ratio (fully phased-in)	13.7%	13.4%	12.5%
Total Capital Ratio (fully phased-in)	14.4%	14.1%	13.0%

124   CIT GROUP INC

Average Balances and Rates(1) (dollars in millions)

	Quarters Ended
	September 30, 2016			June 30, 2016			September 30, 2015
	Average Balance	Revenue / Expense	Average Rate (%)	Average Balance	Revenue / Expense	Average Rate (%)	Average Balance	Revenue / Expense	Average Rate (%)
Interest bearing deposits	$6,916.0	$9.5	0.55%	$7,113.5	$8.9	0.50%	$5,812.4	$4.5	0.31%
Securities purchased under agreements to resell	–	–	–	–	–	–	387.5	0.6	0.62%
Investment securities	3,411.1	23.0	2.70%	3,130.6	22.8	2.91%	2,663.2	18.4	2.76%
Loans (including held for sale)(2),(3)
U.S.(2)	31,386.7	436.4	5.79%	31,784.4	447.8	5.87%	27,320.5	370.0	5.72%
Non-U.S.	1,122.7	25.4	9.05%	1,160.2	24.4	8.41%	1,971.6	43.9	8.91%
Total loans(2)	32,509.4	461.8	5.91%	32,944.6	472.2	5.96%	29,292.1	413.9	5.95%
Total interest earning assets / interest income(2),(3)	42,836.5	494.3	4.75%	43,188.7	503.9	4.81%	38,155.2	437.4	4.77%
Operating lease equipment, net (including held for sale)(4)
U.S.(4)	9,010.1	164.7	7.31%	8,922.0	168.9	7.57%	8,114.8	177.5	8.75%
Non-U.S.(4)	8,026.5	159.4	7.94%	8,003.5	159.1	7.95%	7,330.3	146.8	8.01%
Total operating lease equipment, net(4)	17,036.6	324.1	7.61%	16,925.5	328.0	7.75%	15,445.1	324.3	8.40%
Indemnification assets	366.3	(4.2)	(4.59)%	379.8	(8.6)	(9.06)%	305.6	0.3	0.39%
Total earning assets(2)	60,239.4	$814.2	5.52%	60,494.0	$823.3	5.56%	53,905.9	$762.0	5.81%
Non interest earning assets
Cash due from banks	952.0			1,051.4			1,902.6
Allowance for loan losses	(404.4)			(398.9)			(347.9)
All other non-interest earning assets	5,270.4			5,278.8			4,323.5
Assets of discontinued operation	461.0			479.9			333.8
Total Average Assets	$66,518.4			$66,905.2			$60,117.9
Average Liabilities
Borrowings
Deposits	$31,732.9	$99.4	1.25%	$31,643.5	$99.4	1.26%	$26,220.3	$89.7	1.37%
Borrowings	17,117.2	180.0	4.21%	17,853.7	183.1	4.10%	18,148.4	190.6	4.20%
Total interest-bearing liabilities	48,850.1	279.4	2.29%	49,497.2	282.5	2.28%	44,368.7	280.3	2.53%
Non-interest bearing deposits	1,197.4			1,124.9			739.8
Credit balances of factoring clients	1,234.1			1,264.9			1,457.8
Other non-interest bearing liabilities	3,109.7			3,093.3			3,054.0
Liabilities of discontinued operation	916.1			738.1			432.0
Noncontrolling interests	0.5			0.5			0.5
Stockholders’ equity	11,210.5			11,186.3			10,065.1
Total Average Liabilities and Stockholders’ Equity	$66,518.4			$66,905.2			$60,117.9
Net revenue spread			3.23%			3.28%			3.28%
Impact of non-interest bearing sources			0.40%			0.37%			0.39%
Net revenue/yield on earning assets(2)		$534.8	3.63%		$540.8	3.65%		$481.7	3.67%

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   125

Average Balances and Rates(1) (dollars in millions) (continued)

	Nine Months Ended
	September 30, 2016			September 30, 2015
	Average Balance	Revenue / Expense	Average Rate (%)	Average Balance	Revenue / Expense	Average Rate (%)
Interest bearing deposits	$7,035.6	$26.7	0.51%	$5,499.0	$11.9	0.29%
Securities purchased under agreements to resell	–	–	–	535.0	2.3	0.57%
Investment securities	3,173.5	68.4	2.87%	1,911.3	26.9	1.88%
Loans (including held for sale)(2),(3)
U.S.(2)	31,714.4	1,325.4	5.81%	21,133.6	816.1	5.53%
Non-U.S.	1,199.3	76.2	8.47%	2,118.3	145.0	9.13%
Total loans(2)	32,913.7	1,401.6	5.91%	23,251.9	961.1	5.88%
Total interest earning assets / interest income(2),(3)	43,122.8	1,496.7	4.77%	31,197.2	1,002.2	4.50%
Operating lease equipment, net (including held for sale)(4)
U.S.(4)	8,919.5	519.2	7.76%	7,923.0	530.7	8.93%
Non-U.S.(4)	7,970.3	476.8	7.98%	7,386.9	445.8	8.05%
Total operating lease equipment, net(4)	16,889.8	996.0	7.86%	15,309.9	976.5	8.50%
Indemnification assets	382.6	(15.9)	(5.54)%	103.0	0.3	0.39%
Total earning assets(2)	60,395.2	$2,476.8	5.59%	46,610.1	$1,979.0	5.85%
Non interest earning assets
Cash due from banks	1,131.1			1,282.5
Allowance for loan losses	(389.5)			(350.4)
All other non-interest earning assets	5,292.9			3,608.2
Assets of discontinued operation	478.5			112.5
Total Average Assets	$66,908.2			$51,262.9
Average Liabilities
Borrowings
Deposits	$31,725.2	$298.3	1.25%	$19,799.1	$230.9	1.55%
Borrowings	17,720.2	550.0	4.14%	17,409.8	585.9	4.49%
Total interest-bearing liabilities	49,445.4	848.3	2.29%	37,208.9	816.8	2.93%
Non-interest bearing deposits	1,140.8			315.6
Credit balances of factoring clients	1,277.0			1,467.2
Other non-interest bearing liabilities	3,099.3			2,916.4
Liabilities of discontinued operation	777.6			145.6
Noncontrolling interests	0.5			(1.3)
Stockholders’ equity	11,167.6			9,210.5
Total Average Liabilities and Stockholders’ Equity	$66,908.2			$51,262.9
Net revenue spread			3.30%			2.92%
Impact of non-interest bearing sources			0.37%			0.51%
Net revenue/yield on earning assets(2)		$1,628.5	3.67%		$1,162.2	3.43%
(1)	Average rates are impacted by PAA accretion and amortization.
(2)	The balance and rate presented is calculated net of average credit balances for factoring clients.
(3)	Non-accrual loans and related income are included in the respective categories.
(4)	Operating lease rental income is a significant source of revenue; therefore we have presented the rental revenues net of depreciation and net of maintenance and other operating lease expenses.

126   CIT GROUP INC

NON-GAAP FINANCIAL MEASUREMENTS

The SEC regulations apply to any public disclosure or release of material information that includes a non-GAAP financial measure. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosure about Market Risk contain certain non-GAAP financial measures. Due to the nature of our financing and leasing assets, which include a higher proportion of operating lease equipment than most BHCs, certain financial measures commonly used by other BHCs are not as meaningful for our Company. We intend our non-GAAP financial measures to provide additional information and insight regarding operating results and financial position of the business and in certain cases to provide financial information that is presented to rating agencies and other users of financial information. These measures are not in accordance with, or a substitute for, GAAP and may be different from or inconsistent with non-GAAP financial measures used by other companies. See footnotes below the tables for additional explanation of non-GAAP measurements.

Total Net Revenue(1) and Net Operating Lease Revenue(2) (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30, 2016	June 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Total Net Revenue
Interest income	$490.1	$495.3	$437.7	$1,480.8	$1,002.5
Rental income on operating leases	563.6	569.3	539.3	1,708.3	1,601.6
Finance revenue	1,053.7	1,064.6	977.0	3,189.1	2,604.1
Interest expense	(279.4)	(282.5)	(280.3)	(848.3)	(816.8)
Depreciation on operating lease equipment	(179.1)	(176.4)	(159.1)	(530.8)	(473.7)
Maintenance and other operating lease expenses	(60.4)	(64.9)	(55.9)	(181.5)	(151.4)
Net finance revenue	534.8	540.8	481.7	1,628.5	1,162.2
Other income	73.9	104.3	39.2	279.1	189.1
Total net revenue	$608.7	$645.1	$520.9	$1,907.6	$1,351.3
NFR as a % of AEA	3.63%	3.65%	3.67%	3.67%	3.43%
Net Operating Lease Revenue
Rental income on operating leases	$563.6	$569.3	$539.3	$1,708.3	$1,601.6
Depreciation on operating lease equipment	(179.1)	(176.4)	(159.1)	(530.8)	(473.7)
Maintenance and other operating lease expenses	(60.4)	(64.9)	(55.9)	(181.5)	(151.4)
Net operating lease revenue	$324.1	$328.0	$324.3	$996.0	$976.5

Operating Expenses Excluding Certain Costs(3) (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30, 2016	June 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Operating expenses	$332.0	$337.5	$333.9	$1,018.0	$810.5
Intangible asset amortization	(6.4)	(6.4)	(5.0)	(19.2)	(6.1)
Provision for severance and facilities exiting activities	(2.3)	(9.7)	(5.1)	(32.3)	(5.2)
Operating expenses excluding restructuring costs and intangible asset amortization	$323.3	$321.4	$323.8	$966.5	$799.2
Operating expenses as a % of AEA	2.25%	2.28%	2.55%	2.30%	2.39%
Operating expenses excluding restructuring costs and intangible amortization(3)	2.19%	2.17%	2.47%	2.18%	2.36%
Total Net Revenue	$608.7	$645.1	$520.9	$1,907.6	$1,351.3
Net Efficiency Ratio(4)	53.1%	49.8%	62.2%	50.7%	59.1%

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   127

Earning Assets(5) (dollars in millions)

	September 30, 2016	June 30, 2016	December 31, 2015
Loans	$29,918.2	$30,456.8	$31,671.7
Operating lease equipment, net	16,954.8	16,864.6	16,617.0
Interest bearing cash	6,513.1	7,082.8	6,820.3
Investment securities	3,592.4	3,229.1	2,953.8
Assets held for sale	2,462.1	2,403.3	2,092.4
Indemnification assets	362.2	375.5	414.8
Credit balances of factoring clients	(1,228.9)	(1,215.2)	(1,344.0)
Total earning assets	$58,573.9	$59,196.9	$59,226.0
Average Earning Assets (for the respective quarters)	$59,005.4	$59,229.2	$59,141.5

Tangible Book Value(6) (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30, 2016	June 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Total common stockholders’ equity	$11,237.0	$11,124.1	$10,798.7	$11,237.0	$10,798.7
Less: Goodwill	(1,170.5)	(1,169.7)	(1,135.1)	(1,170.5)	(1,135.1)
Intangible assets	(161.3)	(168.9)	(201.3)	(161.3)	(201.3)
Tangible book value	9,905.2	9,785.5	9,462.3	9,905.2	9,462.3
Less: disallowed deferred tax asset	(804.5)	(842.4)	(867.4)	(804.5)	(867.4)
Adjusted tangible common equity(7)	$9,100.7	$8,943.1	$8,594.9	$9,100.7	$8,594.9
Income from continuing operations	$148.4	$181.1	$696.8	$481.2	$915.8
Adjustments: intangible assets amortization, net of tax	4.6	4.3	3.8	13.3	4.5
Valuation reversal	15.7	–	(646.8)	15.7	(646.8)
Adjusted net income	$168.7	$185.4	$53.8	$510.2	$273.5
Average tangible common equity	$9,875.3	$9,829.7	$8,990.9	$9,813.1	$8,420.9
Less: average disallowed deferred tax asset	(823.4)	(858.2)	(603.5)	(840.3)	(521.8)
Average adjusted tangible common equity	$9,051.9	$8,971.5	$8,387.4	$8,972.8	$7,899.1
Adjusted return on tangible common equity(7)	7.45%	8.27%	2.57%	7.58%	4.62%

Continuing Operations Total Assets(8) (dollars in millions)

	September 30, 2016	June 30, 2016	September 30, 2015
Total assets	$65,965.5	$66,700.3	$68,019.0
Assets of discontinued operation	(452.9)	(469.1)	(513.8)
Continuing operations total assets	$65,512.6	$66,231.2	$67,505.2

128   CIT GROUP INC

Effective Tax Rate Reconciliation(9) (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30, 2016	June 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Provision (benefit) for income taxes	$77.0	$94.3	$(560.0)	$224.0	$(478.2)
Discrete items	(15.6)	(3.9)	592.6	(8.4)	597.8
Provision for income taxes, before discrete items	$61.4	$90.4	$32.6	$215.6	$119.6
Income from continuing operations before provision for income taxes	$225.4	$275.4	$136.8	$705.2	$437.5
Effective tax rate	34.2%	34.2%	(409.4)%	31.8%	(109.3)%
Effective tax rate, before discrete items	27.2%	32.8%	23.8%	30.6%	27.3%
(1)	Total net revenues is a non-GAAP measure that represents the combination of net finance revenue and other income and is an aggregation of all sources of revenue for the Company. Total net revenues is used by management to monitor business performance. Given our asset composition includes a high level of operating lease equipment, net finance revenue as a percent of AEA is a more appropriate metric than net interest margin (“NIM”) (a common metric used by other bank holding companies), as NIM does not fully reflect the earnings of our portfolio because it includes the impact of debt costs of all our assets but excludes the net revenue (rental revenue less depreciation and maintenance and other operating lease expenses) from operating leases.
(2)	Net operating lease revenue is a non-GAAP measure that represents the combination of rental income on operating leases less depreciation on operating lease equipment and maintenance and other operating lease expenses. Net operating lease revenues is used by management to monitor portfolio performance.
(3)	Operating expenses excluding restructuring costs and intangible asset amortization is a non-GAAP measure used by management to compare period over period expenses.
(4)	Net efficiency ratio is a non-GAAP measurement used by management to measure operating expenses (before restructuring costs and intangible amortization) to total net revenues. The efficiency ratio is used to compare how much revenue is being generated to how much is being spent in a given time period.
(5)	Earning assets is a non-GAAP measure and are utilized in certain revenue and earnings ratios. Earning assets are net of credit balances of factoring clients.
(6)	Tangible book value is a non-GAAP measure, which represents an adjusted common shareholders’ equity balance that has been reduced by goodwill and intangible assets. Tangible book value is used to compute a per common share amount, which is used to evaluate our use of equity.
(7)	Return on average tangible common equity is adjusted to remove the impact of intangible amortization, goodwill impairment and the impact from valuation allowance reversals from income from continuing operations, while the average tangible common equity is reduced for disallowed deferred tax assets. Return on average tangible common equity is another metric used to evaluate our use of equity.
(8)	Continuing operations total assets is a non-GAAP measure, which management uses for analytical purposes to compare balance sheet assets on a consistent basis.
(9)	The provision for income before discrete items and the respective effective tax rate are non-GAAP measures, which management uses for analytical purposes to understand the Company’s tax rate on a more consistent basis.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   129

FORWARD-LOOKING STATEMENTS

Certain statements contained in this document are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, as amended. All statements contained herein that are not clearly historical in nature are forward-looking and the words “anticipate,” “believe,” “could,” “expect,” “estimate,” “forecast,” “intend,” “plan,” “potential,” “project,” “target” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to known and unknown risks, uncertainties and contingencies. Forward-looking statements are included, for example, in the discussions about:

■	our liquidity risk and capital management, including our capital plan, leverage, capital ratios, and credit ratings, our liquidity plan, and our plans and the potential transactions designed to enhance our liquidity and capital, and for a return of capital,
■	our plans to change our funding mix and to access new sources of funding to broaden our use of deposit taking capabilities,
■	our pending or potential acquisition and disposition plans, and the integration and restructuring risks inherent in such acquisitions, including our August 2015 acquisition of OneWest Bank and our pending sale of the Commercial Air leasing business,
■	our credit risk management and credit quality,
■	our asset/liability risk management,
■	our funding, borrowing costs and net finance revenue,
■	our operational risks, including risk of operational errors, failure of operational controls, success of systems enhancements and expansion of risk management and control functions,
■	our mix of portfolio asset classes, including changes resulting from growth initiatives, new business initiatives, new products, acquisitions and divestitures, new business and customer retention,
■	legal risks, including related to the enforceability of our agreements and to changes in laws and regulations,
■	our growth rates,
■	our commitments to extend credit or purchase equipment, and
■	how we may be affected by legal proceedings.

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

130   CIT GROUP INC

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision of and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2016. Based on such evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective due to the material weakness discussed below.

MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In its 2015 Form 10-K filing, management identified a material weakness in the Financial Freedom reverse mortgage servicing business, which is reported in discontinued operations as of September 30, 2016. Such material weakness still exists as of September 30, 2016. As of December 31, 2015, the Company excluded the material weakness noted above from its evaluations of both disclosure controls and internal control over financial reporting, as it related to the acquisition of IMB Holdco. As of March 31, 2016 and June 30, 2016, the Company continued to exclude the material weakness from its quarterly evaluations of disclosure controls. Since the acquisition occurred in August 2015, the Company has considered such material weakness (which arose from the acquired business) within its evaluation of disclosure controls for the quarter ended September 30, 2016. The Company will also be required, at December 31. 2016, to consider this material weakness as part of its evaluation of disclosure controls and internal control over financial reporting.

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

Subsequent to the acquisition of IMB, management continued to review information relating to events or circumstances existing at the acquisition date, particularly in light of the identification of the material weakness related to the HECM Interest Curtailment Reserve. This review resulted in the Company taking certain charges and making certain adjustments to the acquisition date valuation amounts in our 2015 Form 10-K. During the second quarter of 2016, in connection with the preparation of the Company’s quarterly financial statements, as a result of new information from the ongoing process to remediate the material weakness and taking into consideration the investigation being conducted by the Office of Inspector General (“OIG”) for the Department of Housing and Urban Development, the Company recorded additional reserves, reflecting a change in estimate, of approximately $230 million, which is net of a corresponding increase in the indemnification receivable from the FDIC. This review and the related investigation are ongoing, and, as a result, there could be additional adjustments recorded in future periods.

In response to the material weakness described above, the Company is redesigning the procedures and controls to remediate the material weakness, with oversight from the Board of Directors. This remediation plan, which management began to implement in Q1 2016, includes the following elements:

1)	Implement a data quality control program.
2)	Enhance controls over documentation of detailed data sources.
3)	Simplify the reserve estimation process and improve governance, controls and documentation.

Item 4. Controls and Procedures  131

Though the Company began to implement its remediation plan and improvements have been made in the processes and related controls in 2016, management does not expect that this material weakness will be remediated as of December 31, 2016. Management believes that the new or enhanced controls, when fully implemented and when tested for a sufficient period of time, will remediate the material weakness However, the Company cannot provide any assurance that these remediation efforts will be successful.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

132   CIT GROUP INC

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of the Company’s common stock during the quarter ended September 30, 2016.

Item 4.  Mine Safety Disclosure

Not applicable

Item 1.  Legal Proceedings  133

Item 6.  Exhibits

(a)	Exhibits
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

134   CIT GROUP INC

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

Item 6.  Exhibits  135

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

136   CIT GROUP INC

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

Item 6.  Exhibits  137

10.29*	Retention Letter Agreement, dated July 21, 2014, between CIT Group Inc. and Steven T. Mnuchin (incorporated by reference to Exhibit 10.2 to Form 8-K filed July 25, 2014).
10.30*	Offer Letter, dated October 27, 2015, between CIT Group Inc. and Ellen R. Alemany, including Attached Exhibits. (incorporated by reference to Exhibit 10.39 to Form 10-Q filed November 13, 2015).
10.31	Nomination and Support Agreement dated February 18, 2016 by and between J.C. Flowers & Co. LLC and CIT Group Inc. (incorporated by reference to Exhibit 99.1 to Form 8-K filed February 22, 2016).
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

10.36*
Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (with Performance Based Vesting) (2015) (incorporated by reference to Exhibit 10.36 to Form 10-Q filed August 15, 2016).

10.37*
Form of CIT Group Inc. Omnibus Incentive Plan Restricted Stock Unit Director Award Agreement (Stock Settled, One Year or Three Year Vesting) (incorporated by reference to Exhibit 10.37 to Form 10-Q filed August 15, 2016).

10.38*
Form of CIT Group Inc. Omnibus Incentive Plan Restricted Stock Unit Director Award Agreement (Cash and Stock Settled, One Year or Three Year Vesting) (incorporated by reference to Exhibit 10.38 to Form 10-Q filed August 15, 2016).

10.39*	Employment Agreement, dated as of July 5, 2016, between CIT Aerospace LLC and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.1 to Form 8-K filed July 11, 2016).
10.40*	CIT Employee Severance Plan (As Amended and Restated Effective January 1, 2017) (filed herein)
12.1	CIT Group Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges.
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
101.INS
XBRL Instance Document (Includes the following financial information included in the Company’s Annual Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.)

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

138   CIT GROUP INC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 9, 2016	CIT GROUP INC.

/s/ E. Carol Hayles
E. Carol Hayles
Executive Vice President and Chief Financial Officer

/s/ Edward K. Sperling
Edward K. Sperling
Executive Vice President and Controller

       139